Form 10-K
period 1993-12-31
FEDERAL SIGNAL CORP /DE/
filed 1994-03-28
CIK 277509

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 Form 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended                   December 31, 1993
                                    OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                        to

Commission File Number                             1-6003

                             FEDERAL SIGNAL CORPORATION
          (Exact name of Registrant as specified in its charter)

             DELAWARE                                     36-1063330
   (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                    Identification No.)

1415 WEST 22ND STREET, OAK BROOK, ILLINOIS                    60521
 (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code       (708) 954-2000

Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of each exchange on
          Title of each class                           which registered

COMMON STOCK, PAR VALUE $1.00 PER SHARE,
 WITH PREFERRED SHARE PURCHASE RIGHTS                NEW YORK STOCK EXCHANGE

Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                 (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of voting stock held by nonaffiliates of the Registrant as of March 1, 1994.
               Common stock, $1.00 par value -- $852,243,000

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of March 1, 1994.
            Common stock, $1.00 par value -- 45,566,616 shares

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the annual report to shareholders for the year ended December 31, 1993, are incorporated by reference into Parts I and II.

     Portions of the proxy statement for the Annual Meeting of Shareholders to be held on April 18, 1994, are incorporated by reference into Part III.



                                  PART I

Item 1.   Business.

     Federal Signal Corporation, founded in 1901, was reincorporated as a Delaware Corporation in 1969. The company is a manufacturer and worldwide supplier of public safety, signaling and communications equipment, fire trucks and emergency vehicles, street sweeping, vacuum loader and catch basin cleaning vehicles, parking control equipment, custom on-premise signage, cutting tools, precision punches and related die components.

     Products produced and services rendered by Registrant and its subsidiaries (referred to collectively as "Registrant" herein, unless context otherwise indicates) are divided into groups (business segments) as follows:
Signal, Sign, Tool and Vehicle. This classification of products and services is based upon Registrant's historical divisional structure established by management for the purposes of internal control, marketing and accounting.

     Developments, including acquisitions of businesses, considered significant to the company or individual segments are described under the following discussions of the applicable groups.

     The Financial Review sections, "Consolidated Results of Operations," "Group Operations" and "Financial Position and Cash Flow," and Note N - Segment Information contained in the annual report to shareholders for the year ended December 31, 1993 are incorporated herein by reference.

     On February 3, 1994, the Registrant's Board of Directors declared a 4-for-3 common stock split distributed March 1, 1994 to shareholders of
record on  February  14, 1994.   The  554,088  post-split  treasury  shares
held on February 14, 1994 were used to partially effect the split. Previously reported financial information has been restated to give effect to the stock split.

Signal Group

     Signal Group products manufactured by Registrant consist of (1) a variety of visual and audible warning and signaling devices used by private industry, federal, state and local governments, building contractors, police, fire and medical fleets, utilities and civil defense and (2) parking, revenue control, and access control equipment and systems for parking facilities, commercial businesses, bridge and pier installation and residential developments.

     The visual and audible warning and signaling devices include emergency vehicle warning lights, electromechanical and electronic vehicle sirens and industrial signal lights, sirens, horns, bells and solid state audible signals, audio/visual emergency warning and evacuation systems, including weather and nuclear power plant warning notification systems and fire alarm system panels and devices.

     Parking, revenue control, and access control equipment and systems includes parking and security gates, card access readers, ticket issuing devices, coin and token units, fee computers, various forms of electronic control units and personal computer-based revenue and access control systems.

     Warning and signaling products, which account for the principal portion of the group's business, are marketed to both industrial and governmental users. Products are sold to industrial customers through manufacturers' representatives who sell to approximately 1,400 wholesalers. Products are also sold to governmental customers through more than 900 active independent distributors as well as through original equipment manufacturers and direct sales. International sales are made through the Registrant's independent foreign distributors or on a direct basis.

     Because of the large number of Registrant's products, Registrant competes with a variety of manufacturers and suppliers and encounters varying competitive conditions among its different products and encounters different classes of customers. Because of the variety of such products and customers, no meaningful estimate of either the total number of competitors or Registrant's overall competitive position can be made. Generally, competition is intense as to all of Registrant's products and, as to most such products, is based on price, including competitive bidding, on product reputation and performance, and on product servicing. Although some competitors in certain product lines are larger than Registrant, the Registrant believes it is the leading supplier of particular products.

     In May 1992, the Registrant acquired all of the outstanding shares of Aplicaciones Tecnologicas VAMA S.L. for cash and an earnout to be based upon future profitability of the company for a five-year period. VAMA is a leading European manufacturer of emergency vehicular signaling products located in Barcelona, Spain. The acquisition accelerates the Signal Group's strategic objective of increasing international market penetration, particularly in Europe.

     The backlogs of orders of Signal Group products believed to be firm at December 31, 1993 and 1992 were $9.7 million and $8.4 million, respectively. Almost all of the backlogs of orders at December 31, 1993, are reasonably expected to be filled within the current fiscal year.

Sign Group

     The Sign Group, operating principally under the name "Federal Sign" designs, engineers, manufactures, installs and maintains illuminated and non-illuminated sign displays, for both sale and lease. Registrant additionally provides sign repair services and also enters into maintenance service contracts, usually over three-year to five-year periods, for signs it manufactures as well as for signs produced by other manufacturers. Its operations are oriented to custom designing and engineering of commercial and industrial signs or groups of signs for its customers.

     The sale and lease of signs and the sale of maintenance contracts are conducted primarily through Registrant's direct sale organization which operates from its twenty-two principal sales and manufacturing facilities located strategically throughout the continental U.S. Customers for sign products and services consist of local commercial businesses, as well as major national and multi-national companies.

     The Sign Group's markets stabilized during 1993, while the Registrant continued with aggressive, strategic restructuring programs. The group focused on reducing nonvalue-added tasks, redesigned work flow and emphasized training programs to empower employees and to improve quality and customer service. These programs, combined with a marketing effort targeted at more sophisticated, higher value-added projects, resulted in a return to profitability in 1993.

     A large number of Registrant's displays are leased to customers for terms of typically three to five years with both the lease and the maintenance portions of many such contracts then renewed for successive periods.

     Registrant is nationally a principal producer of custom-designed signs, but has numerous competitors (estimated at about 3,500 in total), most of whom are localized in their operations. Competition for sign products and services is intense and competitive factors consist largely of prices, terms, aesthetic and design considerations, and maintenance services. In some instances, smaller and more localized operations may enjoy some cost advantages which may permit lower pricing for particular displays. However, Registrant's reputation for creative design, quality manufacture and complete nationwide service together with its financial ability to maintain customer leasing programs and to undertake large project commitments in many cases offset competitors' price advantages.

     Total backlog at December 31, 1993, applicable to sign products and services was approximately $54.2 million compared to approximately $54.6 million at December 31, 1992. A significant part of Registrant's sign products and services backlog relates to sign maintenance contracts since such contracts are usually performed over long periods of time. At
December 31, 1993, the Sign Group had a backlog of approximately $41.5 million compared to approximately $41.3 million at December 31, 1992, represented by in-service sign maintenance contracts. With the exception of the sign maintenance contracts, most of the backlog orders at December 31, 1993 are reasonably expected to be filled within the current fiscal year.


Tool Group

     Tool Group products are produced by the Registrant's wholly-owned sub-sidiaries including: Dayton Progress Corporation, Schneider Stanznormalien GmbH, acquired in 1992, Container Tool Corp., acquired in 1991, Manchester Tool Company, Dico Corporation, acquired in 1992, Bassett Rotary Tool Company and Jamestown Punch and Tooling, Inc.

     Dayton Progress Corporation manufactures and purchases for resale an extensive variety of consumable die components for the metal stamping industry. These components consist of piercing punches, matched die matrixes, punch holders or retainers and many other products related to the metal stamper's needs. Registrant also produces a large variety of consumable precision metal products for customers' nonstamping needs, including special heat exchanger tools, beverage container tools, powder compacting units and molding components.

     In March 1992, Dayton Progress Corporation acquired for cash the assets of Schneider Stanznormalien GmbH, a German manufacturer of precision punch and die components. This acquisition gives Dayton Progress manufacturing capabilities on the European continent and provides greater access to European markets.

     In October 1991, Dayton Progress Corporation acquired for cash and stock all of the outstanding shares of Container Tooling Corporation. Container Tool manufactures and distributes body punch tooling used in the production of aluminum and steel beverage cans. The product complements Dayton Progress' tab-top tooling product line.

     In July 1989, Dayton Progress Corporation acquired for cash all of the outstanding stock of Electro Diecraft, a Canadian tool manufacturer. The name of the corporation was changed to Dayton Progress Canada, Ltd.

     Manchester Tool Company manufactures consumable carbide insert tooling for cutoff and deep grooving metal cutting applications.

     In November 1992, Manchester Tool Company acquired for cash all of the outstanding shares of Dico Corporation, a manufacturer of polycrystalline diamond and cubic boron nitride cutting tools. This product line complements Manchester Tool's carbide insert products and allows for entry into new market niches within general business areas already served.

     Bassett Rotary Tool Company is a manufacturer of consumable carbide cutting tools. Its products are medium to high precision in their manufacture and at times are quite complex in their configuration. The products represent a narrow band of the much broader cutting tool industry and require a high level of manufacturing skill.

     Jamestown Punch and Tooling, Inc. (previously known as Jamestown Perforators, Inc.) manufactures an extensive line of consumable special die components for the metal stamping and plastic molding industries in addition to a variety of precision ground high alloy parts. The markets served are located primarily east of the Mississippi River and price is an important purchasing factor in this highly competitive market. Sales are made on both a direct basis and through a limited distributor organization.

     Because of the nature of and market for the Registrant's products, competition is great at both domestic and international levels. Many customers have some ability to produce the product themselves, but at a cost disadvantage. Major market emphasis is placed on quality of product and level of service.

     Tool Group products are labor intensive with the only significant outside cost being the purchase of the tool steel, carbide and diamond raw material, as well as items necessary for manufacturing. Inventories are maintained to assure prompt service to the customer with the average order for standard tools filled in less than one week for domestic shipments and within two weeks for international shipments.

     Tool Group customers include metal and plastic fabricators and tool and die shops throughout the world. Because of the nature of the products, volume depends mainly on repeat orders from customers numbering in the thousands. These products are used in the manufacturing process of a broad range of items such as automobiles, appliances, construction products, electrical motors, switches and components and a wide variety of other household and industrial goods. Almost all business is done with private industry.

     Registrant's products are marketed in the United States, Japan and Europe principally through industrial distributors. Foreign sales and distribution offices are maintained in Weston, Ontario; Sagamihara and Tokyo, Japan; Kenilworth, England and Oberursel, Germany. Foreign manufacturing facilities are located in Weston, Ontario, Sagamihara, Japan and Oberursel, Germany. Sales to nondomestic customers are made through five wholly-owned subsidiaries: Dayton Progress Canada, Ltd., Dayton Progress International Corporation, Dayton Progress (UK) Ltd., Nippon Dayton Progress K.K. and Schneider Stanznormalien GmbH.

     Order backlogs of the Tool Group as of December 31, 1993 and December 31, 1992 were $7.5 million and $6.7 million, respectively. Almost all of the backlogs of orders at December 31, 1993 are expected to be filled within the current fiscal year.

Vehicle Group

     The Vehicle Group is composed of Emergency One, Inc., Superior Emergency Vehicles, Ltd., acquired in 1991, Elgin Sweeper Company, Guzzler
Manufacturing, Inc., acquired in 1993, and Ravo International, acquired in 1990.

     Emergency One, Inc. is the leading manufacturer of custom-designed fire trucks and rescue vehicles including four and six-wheel drive rescue trucks, tankers, pumpers, aerial ladder trucks, and airport rescue and fire fighting vehicles (each of aluminum construction for rust-free operation and energy efficiency).

     In December 1991, Emergency One acquired for cash all of the outstanding shares of Frontline Corporation, a manufacturer and distributor of ambulances, rescue trucks and mobile communication vehicles. The acquisition of Frontline Corporation complemented Emergency One's product line and enabled Emergency One to provide a complete product line of fire trucks, fire apparatus, emergency support and ambulance vehicles for distribution through Emergency One's domestic and international dealer network. During 1993, the company's ambulance operations were relocated to Emergency One's facilities in Ocala, Florida and the mobile communications vehicles product line was sold. The company was merged into Emergency One in January 1994.

     In December 1991, Emergency One acquired for cash, Superior Emergency Vehicles, Ltd., a manufacturer and distributor of a full range of fire truck bodies primarily for the Canadian market. In addition to increased manufacturing capacity, the acquisition of Superior Emergency Vehicles, Ltd. provides greater access to the Canadian market.

     In October 1989, Emergency One acquired for cash, American Eagle Fire Apparatus Company, Inc., a manufacturer of a full range of bodies for fire apparatus vehicles. The acquisition of American Eagle provided Emergency One with additional capacity to accommodate its rapid growth. This company was merged into Emergency One in June 1992.

     Elgin Sweeper Company is the leading manufacturer in the United States of self-propelled street cleaning vehicles. Utilizing three basic cleaning methods (mechanical sweeping, vacuuming and recirculating air), Elgin's products are primarily designed for large-scale cleaning of curbed streets and other paved surfaces.

     In March 1993, Elgin Sweeper Company acquired, principally for cash, all of the outstanding shares of Guzzler Manufacturing, Inc. Guzzler is an Alabama-based manufacturer and marketer of waste removal vehicles, using state-of-the-art vacuum technology, for worldwide industrial, environmental and municipal markets. The acquisition of Guzzler Manufacturing, Inc. complements Elgin Sweeper Company's product distribution and provides for increased exposure to the industrial and municipal marketplaces for Elgin and Guzzler, respectively.

     In December 1990, the Registrant, through Federal Signal Europe BV, acquired all of the outstanding shares of Van Raaij Holdings BV (which, along with its subsidiaries, is referred to herein as Ravo International), a Netherlands-based street sweeper manufacturer, for cash and an earnout to be based upon future profitability of the company for a five-year period. Ravo International is a leading European manufacturer and marketer of self-propelled street and sewer cleaning vehicles. Utilizing the vacuuming cleaning method, Ravo's products are primarily designed for cleaning of curbed streets and other paved surfaces. Both Ravo International and Elgin Sweeper Company also sell accessories and replacement parts for their sweepers. Ravo International also provides after market service and support for its products in the Netherlands.

     Some products and components thereof are not manufactured by Registrant but are purchased for incorporation with products of Registrant's manufacture.

     A majority of Vehicle Group sales are made to domestic and overseas municipalities and other governmental units, although in the street sweeper market and with the 1993 acquisition of Guzzler Manufacturing, Inc., there is an emerging trend towards commercial, industrial and private customers. Worldwide sales are principally conducted by domestic and international dealers, in most areas, with some sales being made on a direct-to-user basis.

     Registrant competes with several domestic and foreign manufacturers and due to the diversity of products offered, no meaningful estimate of either the number of competitors or Registrant's relative position within the market can be made, although Registrant does believe it is a major supplier within these product lines. Registrant competes with numerous foreign manufacturers principally in international markets.

     At December 31, 1993, the Vehicle Group backlogs were $150.3 million compared to $128.2 million at December 31, 1992. The backlogs at December 31, 1993, included approximately $3.2 million of backlog attributable to Guzzler Manufacturing, Inc., which was acquired in March 1993. A substantial majority of the orders in the backlogs at December 31, 1993 are reasonably expected to be filled within the current fiscal year. Approximately $34.3 million of the backlogs at December 31, 1993 and $30.3 million of the backlogs at December 31, 1992 represent the funded portion of a subcontract to build P-23 airport rescue and fire fighting vehicles for the U.S. Air Force, about half of which is expected to be produced and shipped after December 31, 1994.

Additional Information

     Registrant's sources and availability of materials and components are not materially dependent upon either a single vendor or very few vendors.

     Registrant owns a number of patents and possesses rights under others to which it attaches importance, but does not believe that its business as a whole is materially dependent upon any such patents or rights. Registrant also owns a number of trademarks which it believes are important in connection with the identification of its products and associated goodwill with customers, but no material part of Registrant's business is dependent on such trademarks.

     Registrant's business is not materially dependent upon research activities relating to the development of new products or services or the improvement of existing products and services, but such activities are of importance as to some of Registrant's products. Expenditures for research and development by the Registrant were approximately $5.6 million in 1993, $5.2 million in 1992 and $5.1 million in 1991.

     Note N - Segment Information, presented in the annual report to shareholders for the year ended December 31, 1993, contains information concerning the Registrant's foreign sales, export sales and operations by geographic area, and is incorporated herein by reference.

     No material part of the business of Registrant is dependent either upon a single customer or very few customers. There are no significant seasonal aspects to Registrant's business or any material portion thereof. The Registrant is in substantial compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment. These provisions have had no material adverse impact upon capital expenditures, earnings or competitive position of the Registrant and its subsidiaries. The Registrant employed 4,426 people in ongoing businesses at the close of 1993. The Registrant believes relations with its employees have been satisfactory.

Item 2.   Properties.

     As of March 1, 1994, the Registrant utilized twenty-four principal manufacturing plants located primarily throughout North America, as well as six in Europe and one in the Far East. In addition, there were thirty-six sales and service/warehouse sites, with thirty being domestically based and six located overseas. The majority of the manufacturing plants are owned, whereas all the sales and service/warehouse sites are leased.

     In total, the Registrant devoted approximately 1,202,000 square feet to manufacturing and 788,000 square feet to service, warehousing and office space, as of March 1, 1994. Of the total square footage, approximately 23% is devoted to the Signal Group, 19% to the Sign Group, 13% to the Tool Group and 45% to the Vehicle Group. Not included in the manufacturing square footage is approximately 37,000 square feet of unutilized manufacturing space that resulted from the rearrangement of the Registrant's manufacturing operations, mostly in the Sign Group. This space is presently being marketed for sale or lease to nonaffiliates. Approximately 71% of the total square footage is owned by the Registrant, with the remaining 29% being leased.

     All of the Registrant's properties, as well as the related machinery and equipment, are considered to be well-maintained, suitable and adequate for their intended purposes. In the aggregate, these facilities are of sufficient capacity for the Registrant's current business needs.

     Capital expenditures for the years ended December 31, 1993, 1992, and 1991 were $10.1 million, $8.8 million, and $12.0 million, respectively. Capital expenditures in 1991 included expenditures relating to the airport rescue and fire fighting vehicle manufacturing facility at Emergency One. Registrant anticipates total capital expenditures in 1994 will not be significantly greater than 1993 amounts.

Item 3.   Legal Proceedings.

     The Registrant is subject to various claims, other pending and possible legal actions for product liability and other damages and other matters arising out of the conduct of the Registrant's business. The Registrant believes, based on current knowledge and after consultation with counsel, that the outcome of such claims and actions will not have a material adverse effect on the Registrant's consolidated financial position or the results of operations.

     On May 3, 1993, a Texas federal court jury rendered a verdict of $17,745,000 against Federal Sign, a division of the company, for alleged violation of the Texas Deceptive Trade Practices Act and misrepresentations to Duravision, Inc. and Manufacturers Product Research Group of North America, Inc. in connection with a 1988 research and development project for indoor advertising signs. The company believes the court erroneously excluded important evidence and that the verdict was against the weight of the evidence. Both inside and outside counsel that initially handled the case opined at the time of the verdict that the likelihood of a substantially unfavorable result to the company on appeal was remote. Trial counsel has turned the case over to new appellate counsel and has stated they cannot currently give an opinion on the appeal because they are no longer handling the case. Appellate counsel now handling the appeal of the case has not issued an opinion on its outcome. However, if the company loses its appeal of this case, there would be a charge to earnings for this verdict, plus interest and attorney fees. The company believes that the ultimate resolution of this contingency will not have a material effect on its financial condition, and accordingly, the company has not recorded any accruals for potential losses resulting from this judgment.

Item 4.   Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of security holders through the solicitation of proxies or otherwise during the three months ended December 31, 1993.



                                  PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters.

     Federal Signal Corporation's Common Stock is listed and traded on the New York Stock Exchange under the symbol FSS. Per share data listed in Note O -Selected Quarterly Data (Unaudited) contained in the 1993 annual report to shareholders is incorporated herein by reference. As of March 1, 1994, there were 4,818 holders of record of the Registrant's common stock.

     Certain long-term debt agreements impose restrictions on Registrant's ability to pay cash dividends on its common stock. All of the retained earnings at December 31, 1993, were free of any restrictions.

Item 6.   Selected Financial Data.

     Selected Financial Data contained in the 1993 annual report to shareholders is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The Financial Review sections "Consolidated Results of Operations," "Group Operations" and "Financial Position and Cash Flow" contained in the 1993 annual report to shareholders are incorporated herein by reference.

     Note M - Contingency, contained in the annual report to shareholders for the year ended December 31, 1993, is incorporated herein by reference.

Item 8.   Financial Statements and Supplementary Data.

     The consolidated financial statements and accompanying footnotes of the Registrant and the report of the independent auditors set forth in the Registrant's 1993 annual report to shareholders are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.



                                 PART III

Item 10.  Directors and Executive Officers of the Registrant.

     The information under the caption "Election of Directors" contained in the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 18, 1994 is incorporated herein by reference.

     The following is a list of the Registrant's executive officers, their ages, their business experience and their positions and offices as of March 1, 1994:

     Joseph J. Ross, age 48, was elected Chairman, President and Chief Executive Officer in February, 1990. Previously he served as President and Chief Executive Officer since December 1987 and as Chief Operating Officer since July 1986.

     Charles R. Campbell, age 54, was elected Senior Vice President and Chief Financial and Administrative Officer in July 1986.

     John A. DeLeonardis, age 46, was elected Vice President-Taxes in January 1992. He first joined the company as Director of Tax in November 1986.

     Theodore S. Fries, age 49, was elected President of Emergency One, Inc. in August 1984.

     Richard G. Gibb, age 50, was appointed President of the Signal Products Division in February 1985.

     Roger B. Parsons, age 53, was elected President of Elgin Sweeper Company in January 1983.

     Jesse N. Polan, age 44, was appointed President of Federal APD in February 1985.

     Robert W. Racic, age 45, was elected Vice President and Treasurer in April 1984.

     Richard L. Ritz, age 40, was elected Vice President and Controller in January 1991. He was appointed Controller effective November 1985.

     Richard R. Thomas, age 60, was appointed President of the Tool Group in January 1983.

     Kim A. Wehrenberg, age 42, was elected Vice President, General Counsel and Secretary effective October 1986.

     These officers hold office until the next annual meeting of the respective Boards following their election and until their successors shall have been elected and qualified.

     There are no family relationships among any of the foregoing executive officers.

Item 11.  Executive Compensation.

     The information contained under the caption "Executive Compensation" of Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held April 18, 1994 is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     The information contained under the caption "Security Ownership of Certain Beneficial Owners" of Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held April 18, 1994 is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

     The information contained under the caption "Executive Compensation" of Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held April 18, 1994 is incorporated herein by reference.



                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)1.     Financial Statements

          The following consolidated financial statements of Federal Signal Corporation and Subsidiaries included in the 1993 annual report of the Registrant to its shareholders are filed as a part of this report and are incorporated by reference in Item 8:

               Consolidated Balance Sheets -- December 31, 1993 and 1992

               Consolidated Statements of Income -- Years ended December 31, 1993, 1992 and 1991

               Consolidated Statements of Cash Flows -- Years ended December 31, 1993, 1992 and 1991

               Notes to Consolidated Financial Statements

   2.     Financial Statement Schedules

          The following consolidated financial statement schedules of Federal Signal Corporation and Subsidiaries, for the three years ended December 31, 1993, are filed as a part of this report in response to Item 14(d):

               Schedule II -- Amounts receivable from related parties and underwriters, promoters and employees other than related parties

               Schedule VIII -- Valuation and qualifying accounts

               Schedule IX -- Short-term borrowings

          All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore, have been omitted.

   3.     Exhibits

           3.  a.   Restated Certificate of Incorporation of Registrant and
                    Certificate of Amendment, filed as Exhibit (3)(a) to Registrant's Form 10-K for the year ended December 31,
                    1991, is incorporated herein by reference.

               b. By-laws of Registrant, filed as Exhibit (3)(b) to Registrant's Form 10-K for the year ended December 31, 1991, is incorporated herein by reference.

           4.  a.   Rights Agreement.

               b. The Registrant has no long-term debt agreements for which the related outstanding debt exceeds 10% of consolidated total assets as of December 31, 1993. Copies of debt instruments for which the related debt is less than 10% of consolidated total assets will be furnished to the Commission upon request.

          10.  a.   1988 Stock Benefit Plan, filed as Exhibit (10)(a) to
                    Registrant's Form 10-K for the year ended December 31,
                    1991, is incorporated herein by reference.

               b. Corporate Management Incentive Bonus Plan, filed as Exhibit (10)(b) to Registrant's Form 10-K for the year ended December 31, 1990, is incorporated herein by reference.

               c. Subsidiaries, Division and Other Designated Profit Centers Management Incentive Bonus Plan, filed as exhibit
                    (10)(c) to Registrant's Form 10-K for the year ended December 31, 1989, is incorporated herein by reference.

               d. Supplemental Pension Plan, filed as Exhibit (10)(d) to Registrant's Form 10-K for the year ended
                    December 31, 1990, is incorporated herein by reference.

               e. Executive Disability, Survivor and Retirement Plan, filed as Exhibit (10)(e) to Registrant's Form 10-K for the year ended December 31, 1990, is incorporated herein by reference.

               f.   Supplemental Savings and Investment Plan.

               g. Employment Agreement with Charles R. Campbell, filed as Exhibit (10)(g) to Registrant's Form 10-K for the year ended December 31, 1989, is incorporated herein by reference.

               h. Employment Agreement with Joseph J. Ross, filed as Exhibit (10)(h) to Registrant's Form 10-K for the year ended December 31, 1989, is incorporated herein by reference.

               i. Change of Control Agreement with Kim A. Wehrenberg, filed as Exhibit (10)(i) to Registrant's Form 10-K for the year ended December 31, 1989, is incorporated herein by reference.

               j.   Director Deferred Compensation Plan, filed as Exhibit
                    (10)(j) to Registrant's Form 10-K for the year ended December 31, 1992, is incorporated herein by reference.

               k. Director Retirement Plan, filed as Exhibit (10)(k) to Registrant's Form 10-K for the year ended December 31, 1992, is incorporated herein by reference.

          11.  Computation of net income per common share

          13. 1993 Annual Report to Shareholders of Federal Signal Corporation. Such report, except for those portions thereof which are expressly incorporated by reference in this Form 10-K, is furnished for the information of the Commission only and is not to be deemed "filed" as part of this filing.

          21.  Subsidiaries of the Registrant

          23.  Consent of Independent Auditors

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed for the three months ended December 31, 1993.

(c) and (d)

     The response to this portion of Item 14 is being submitted as a separate section of this report.

Other Matters

     For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned Registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into Registrant's Registration Statements on Form S-8 Nos. 33-12876, 33-22311, 33-38494, 33-41721 and 33-49476, dated
April 14, 1987, June 26, 1988, December 28, 1990, July 15, 1991 and June 9,
1992, respectively:

     Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the Registrant pursuant to the foregoing provisions, or otherwise, the Registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the Registrant of expenses incurred or paid by a director, officer or controlling person of the Registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the Registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.



                                Signatures


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    FEDERAL SIGNAL CORPORATION



                                    By:  /s/  Joseph J. Ross  March 25, 1994
                                         Chairman, President, Chief Executive
                                                Officer and Director



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, on March 25, 1994, by the following persons on behalf of the Registrant and in the capacities indicated.




/s/     Charles R. Campbell              /s/    Walter R. Peirson
Senior Vice President and Chief                     Director
Financial and Administrative Officer



/s/      Richard L. Ritz                 /s/  J. Patrick Lannan, Jr.
Vice President and Controller                       Director



                                         /s/   James A. Lovell, Jr.
                                                    Director



                                         /s/  Thomas N. McGowen, Jr.
                                                    Director

                                                              SCHEDULE II



                              FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
                  Amounts Receivable from Related Parties and Underwriters, Promoters and Employees Other than Related Parties

                         For the Years Ended December 31, 1993, 1992 and 1991


                                            Balance at                            Balance
                                            beginning                 Amounts     at end
         Name of debtor                      of year     Additions   collected    of year

         Year ended December 31, 1993:

           Joseph J. Ross, two demand
            notes outstanding:  one in
            the amount of $121,359 at
            3.41% per annum compounded
            quarterly, and one in the
            amount of $8,590 at 6.88%
            per annum compounded
            annually                         $127,108     $  4,398    $  1,557   $129,949


         Year ended December 31, 1992:

           Joseph J. Ross, two demand
            notes outstanding:  one in
            the amount of $117,305 at
            4.12% per annum compounded
            quarterly, and one in the
            amount of $9,803 at 6.88%
            per annum compounded
            annually                         $237,112     $ 19,496    $129,500   $127,108


         Year ended December 31, 1991:

           Joseph J. Ross, demand note,
            8.5% per annum compounded
            semi-annually                    $218,171     $ 18,941      -0-      $237,112

           Robert L. Gray, demand note,
            8.5% per annum compounded
            semi-annually                    $124,471     $  7,798    $132,269     -0-

           Charles R. Campbell, demand
            note, 7.25% per annum
            compounded semi-annually           -0-        $274,711    $274,711     -0-

                                                                        SCHEDULE VIII



                              FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
                                   Valuation and Qualifying Accounts

                         For the Years Ended December 31, 1993, 1992 and 1991


                                                                        Deductions
                                                           Additions     Accounts
                                            Balance at     Charged to   written off   Balance
                                            beginning      costs and      net of      at end
            Description                      of year        expenses    recoveries    of year
      Year ended December 31, 1993:

        Deducted from asset accounts:

          Allowance for doubtful accounts
            Manufacturing activities        $1,688,000                               $2,215,000
            Financial service activities     1,138,000                                  976,000

        Total                               $2,826,000     $2,710,000   $2,345,000   $3,191,000



      Year ended December 31, 1992:

        Deducted from asset accounts:

          Allowance for doubtful accounts
            Manufacturing activities        $1,392,000                               $1,688,000
            Financial service activities       857,000                                1,138,000

        Total                               $2,249,000     $2,521,000   $1,944,000   $2,826,000



      Year ended December 31, 1991:

        Deducted from asset accounts:

          Allowance for doubtful accounts
            Manufacturing activities        $1,392,000                               $1,392,000
            Financial service activities       734,000                                  857,000

        Total                               $2,126,000     $2,310,000   $2,187,000   $2,249,000

                                                                        SCHEDULE IX





                              FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
                                         Short-term Borrowings
                         For the Years Ended December 31, 1993, 1992 and 1991



                                                                Maximum      Average    Weighted
                                                     Weighted   amount       amount     average
                                                     average  outstanding  outstanding  interest
          Category of aggregate         Balance at   interest   during       during    rate during
          short-term borrowings         end of year    rate    the year     the year*   the year*
      Year ended December 31, 1993:

        Commercial paper and notes
         payable to banks               $74,443,000    3.60%  $99,080,000  $89,180,000    3.54%



      Year ended December 31, 1992:

        Commercial paper and notes
         payable to banks               $72,794,000    3.79%  $88,362,000  $77,231,000    4.47%



      Year ended December 31, 1991:

        Commercial paper and notes
         payable to banks               $64,034,000    5.26%  $64,034,000  $42,580,000    7.02%



      *  Computed on an average daily basis.