Form 10-Q
period 1994-03-31
FEDERAL SIGNAL CORP /DE/
filed 1994-05-12
CIK 277509

Form 10-Q

                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549

        (Mark One)
(X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended           March 31, 1994

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

                                  NONE
       (Former name, former address and former fiscal year,
                    if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 1994.


             Common Stock, $1.00 par value -- 45,417,583




                    PART I.  FINANCIAL INFORMATION

              FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES



INTRODUCTION


The consolidated condensed financial statements of Federal Signal Corporation and subsidiaries included herein have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Registrant's annual report on Form 10-K for the fiscal year ended December 31, 1993.




                 FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES


CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)


                                              Three Months Ended March 31

                                                 1994             1993

Net sales                                    $138,106,000     $127,447,000

Costs and expenses:

  Cost of sales                                95,215,000       86,975,000
  Selling, general and administrative          29,096,000       28,500,000

  Other (income) and expenses:
    Interest expense                            1,347,000        1,504,000
    Other (income) expense                        109,000          (62,000)

  Total costs and expenses                    125,767,000      116,917,000

Income before income taxes                     12,339,000       10,530,000

Income taxes                                    4,183,000        3,379,000

Net income                                   $  8,156,000     $  7,151,000


COMMON STOCK DATA:

Net income per share*                        $        .18     $        .15

Average common shares outstanding*             46,156,000       46,216,000

Cash dividends per share of
 common stock*                               $        .11     $        .09



See notes to consolidated condensed financial statements.


*1993 amounts adjusted for 4-for-3 stock split distributed March 1, 1994.




                 FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES


CONSOLIDATED CONDENSED BALANCE SHEETS
                                               March 31        December 31
                                                 1994            1993 (a)
                                             (Unaudited)
ASSETS

Manufacturing activities -

  Current assets:

    Cash and cash equivalents                $      ---       $  2,576,000

    Trade accounts receivable, net of
     allowances for doubtful accounts          88,552,000       81,593,000

    Inventories:
      Raw materials                            32,704,000       28,595,000
      Work in process                          19,955,000       18,567,000
      Finished goods                           16,933,000       15,860,000

    Prepaid expenses                            5,149,000        4,627,000

    Total current assets                      163,293,000      151,818,000

  Properties and equipment:

    Land                                        5,493,000        5,502,000

    Buildings and improvements                 35,926,000       36,014,000

    Machinery and equipment                    94,428,000       93,481,000

    Accumulated depreciation                  (74,817,000)     (72,793,000)

    Net properties and equipment               61,030,000       62,204,000

  Intangible assets, net of
   accumulated amortization                    65,249,000       65,436,000

  Other deferred charges and assets            13,805,000       15,666,000

  Total manufacturing assets                  303,377,000      295,124,000

Financial services activities -

  Lease financing receivables, net of
   allowances for doubtful accounts           109,461,000      110,580,000

Total assets                                 $412,838,000     $405,704,000

See notes to consolidated condensed financial statements.

(a) The balance sheet at December 31, 1993 has been derived from the audited financial statements at that date.




                 FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS -- Continued

                                               March 31        December 31
                                                 1994            1993 (a)
                                             (Unaudited)
LIABILITIES

Manufacturing activities -

  Current liabilities:

    Short-term borrowings                    $    203,000     $    282,000
    Trade accounts payable                     32,697,000       33,363,000
    Accrued liabilities and income taxes       64,711,000       65,411,000

    Total current liabilities                  97,611,000       99,056,000

  Long-term borrowings                         12,060,000        1,344,000
  Deferred income taxes                        11,169,000       10,929,000

  Total manufacturing liabilities             120,840,000      111,329,000

Financial services activities -

  Short-term borrowings                        86,333,000       75,433,000
  Long-term borrowings                          8,213,000       19,734,000

  Total financial services liabilities         94,546,000       95,167,000

Total liabilities                             215,386,000      206,496,000

CONTINGENCY

SHAREHOLDERS' EQUITY

Common stock - par value                       45,682,000       45,738,000

Capital in excess of par value                 52,743,000       54,045,000

Retained earnings                             108,831,000      105,471,000

Treasury stock                                 (4,326,000)

Deferred stock awards                          (1,506,000)      (1,715,000)

Foreign currency translation                   (3,972,000)      (4,331,000)

Total shareholders' equity                    197,452,000      199,208,000

Total liabilities and
 shareholders' equity                        $412,838,000     $405,704,000

See notes to consolidated condensed financial statements.

(a) The balance sheet at December 31, 1993 has been derived from the audited financial statements at that date.




                 FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                              Three Months Ended March 31

                                                 1994             1993
Operating activities:
  Net income                                 $  8,156,000     $  7,151,000
  Depreciation                                  2,441,000        2,282,000
  Working capital changes and other            (6,469,000)       3,588,000

  Net cash provided by operating
   activities                                   4,128,000       13,021,000

Investing activities:
  Purchases of properties and
   equipment                                   (1,574,000)      (2,218,000)
  Principal extensions under
   lease financing agreements                 (17,326,000)     (13,174,000)
  Principal collections under
   lease financing agreements                  18,445,000       12,701,000
  Payments for purchases of companies,
   net of cash acquired                                        (22,869,000)
  Other, net                                     (499,000)         654,000

  Net cash used for investing
   activities                                    (954,000)     (24,906,000)

Financing activities:
  Addition to short-term
   borrowings                                  10,806,000       16,467,000
  Addition (reduction) to
   long-term borrowings                          (962,000)       5,308,000
  Purchases of treasury stock                  (6,769,000)        (553,000)
  Cash dividends paid to
   shareholders                                (8,924,000)      (7,707,000)
  Other, net                                       99,000           90,000

  Net cash provided by (used for)
   financing activities                        (5,750,000)      13,605,000

Increase(decrease) in cash and
 cash equivalents                              (2,576,000)       1,720,000
Cash and cash equivalents at
 beginning of period                            2,576,000        2,223,000

Cash and cash equivalents at
 end of period                               $      ---       $  3,943,000


See notes to consolidated condensed financial statements.




             FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES


NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

1. It is suggested that the consolidated condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Registrant's annual report on Form 10-K for the fiscal year ended December 31, 1993.

2. In the opinion of the Registrant, the information contained herein reflects all adjustments necessary to present fairly the Registrant's financial position, results of operations and cash flows for the interim periods. Such adjustments are of a normal recurring nature. The operating results for the three months ended March 31, 1994, are not necessarily indicative of the results to be expected for the full year of 1994.

3. On February 3, 1994, the Registrant's Board of Directors declared a 4-for-3 common stock split distributed March 1, 1994 to shareholders of record on February 14, 1994. The 554,088 post-split treasury shares held on February 14, 1994 were used to partially effect the split. Previously reported financial information has been restated to give effect to the stock split.

4. Interest paid for the three-month periods ended March 31, 1994 and 1993 was $1,511,000 and $1,748,000, respectively. Income taxes paid for these same periods were $815,000 and $1,606,000.

5. On May 3, 1993, a Texas federal court jury rendered a verdict of $17,745,000 against Federal Sign, a division of the Registrant, for alleged violation of the Texas Deceptive Trade Practices Act and misrepresentations to Duravision, Inc. and Manufacturers Product Research Group of North America, Inc. in connection with a 1988 research and development project for indoor advertising signs. The Registrant believes the court erroneously excluded important evidence and that the verdict was against the weight of the evidence. Both inside and outside counsel that initially handled the case opined at the time of the verdict that the likelihood of a substantially unfavorable result to the Registrant on appeal was remote. Trial counsel has turned the case over to new appellate counsel and has stated they cannot currently give an opinion on the appeal because they are no longer handling the case. Appellate counsel now handling the appeal of the case has not issued an opinion on its outcome. However, if the Registrant loses its appeal of this case, there would be a charge to earnings for this verdict, plus interest and attorney fees. The Registrant believes that the ultimate resolution of this contingency will not have a material effect on its financial condition, and accordingly, the Registrant has not recorded any accruals for potential losses resulting from this judgment.




            FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND
RESULTS OF OPERATIONS
FIRST QUARTER 1994

Comparison with First Quarter 1993

Net sales increased 8% to $138.1 million compared to $127.4 million in last year's first quarter. Net income of $8.2 million increased 14% over the $7.2 million reported in the first quarter of 1993, while per share earnings increased 20% to $.18 per share. Incoming orders increased 4% resulting in a backlog of $223.1 million, 8% above the level of a year ago.

All four groups reported increases in new business, sales and operating earnings. The most significant earnings gains were achieved by the Tool, Sign and Signal Groups. Earnings of the Tool Group increased 12% over last year's first quarter on a 7% sales increase. Sales in domestic markets were strong, particularly at Dayton Progress, and sales in overseas markets improved somewhat over last year's first quarter. The Sign Group's incoming orders rose 13% as sales increased 5% above last year's first quarter level. While still at modest levels, Sign Group earnings of $.2 million compared favorably to its 1993 first quarter loss of $.1 million and 1992's first quarter loss of $1.0 million. Continued stability in Sign's major markets, improving conditions in certain niche market segments and continued operational improvements provide a basis for further improvement in Sign's performance going forward. The Vehicle Group's earnings increased 5% over 1993's first quarter. While the group's new business for the first quarter was up modestly, sales increased 12%. Most of the sales increase resulted from the inclusion of Guzzler Manufacturing in the first quarter of 1994. Only a small amount of Guzzler's sales was included in the first quarter of 1993 since it was not acquired until mid-March of 1993. Both of the group's sweeper businesses achieved strong sales and earnings increases. However, the group's fire apparatus sales and earnings were lower than amounts achieved in last year's first quarter. The strong fire apparatus new business in 1993's fourth quarter was received too late to impact sales and earnings in the first quarter of 1994. The strong fourth quarter orders were followed by a decline in fire apparatus orders in the first quarter compared to a year ago. This decline was more than offset by increases in new business reported by the group's other businesses. The Registrant expects a return to improving order trends for fire apparatus due to ongoing high levels of bidding activity in Emergency One's markets which should benefit the latter part of 1994 and 1995. Signal Group earnings increased 10% over last year's first quarter while sales were up slightly. Both of the group's businesses, the signaling products and parking control systems operations, contributed to the earnings increase. Federal APD was responsible for the 5% increase in the group's new orders over prior year levels due to continuing greater demand for its new parking systems, especially the new SST line of machine readable systems. The Registrant believes that the overall positive trends that are currently being experienced provide a sound basis for continued confidence in further sales and earnings improvements for the balance of 1994.

Cost of sales as a percent of net sales increased from 68.2% in the first quarter of 1993 to 68.9% in the first quarter of 1994. The increase in cost of sales as a percentage of net sales results primarily from a change in total product mix reflecting greater increased sales in the Vehicle Group as a result of the mid-March 1993 acquisition of Guzzler. Margins in the Vehicle Group are normally lower in comparison with margins of the other groups. Selling, general and administrative expenses as a percent of net sales decreased to 21.1% in the first quarter of 1994 from 22.4% in the first quarter of 1993. The decrease was attributed to the increase in sales volume, management's continued efforts in containing operating expenses through cost reduction programs and the shift in product mix mentioned above. The Vehicle Group's selling, general and administrative expenses as a percent of net sales are normally lower in comparison with the other operating groups. The effective tax rate for the first quarter of 1994 was 33.9% compared to the first quarter 1993 rate of 32.1%. The increase mainly results from the enactment of the 1993 Budget Reconciliation Act and tax-exempt interest income becoming a lower percentage of the Registrant's total income.

Financial Position and Liquidity at March 31, 1994

The current ratio applicable to manufacturing activities was 1.7 at March 31, 1994 compared to 1.5 at December 31, 1993. Working capital (manufacturing operations) at March 31, 1994 was $65.7 million compared to $52.8 million at the most recent year end. The increase in working capital results from record setting shipment levels in the first quarter as well as a number of large Vehicle Group fleet orders currently in production that are expected to ship in the second quarter of 1994. The debt to capitalization ratio applicable to manufacturing activities was 6% at March 31, 1994 compared to 1% at December 31, 1993. The debt to capitalization ratio applicable to financial services activities was 86% at March 31, 1994 and December 31, 1993. The increase in debt resulted primarily from the increase in working capital, as well as debt used for recent treasury stock purchases and greater dividend payments.

The Registrant has determined that the provisions of Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" are essentially consistent with the accounting methods of the Registrant. Adoption of this statement had an insignificant impact on results of operations for the three-month period ended March 31, 1994.

Capital expenditures during the first three months of 1994 were $1.6 million compared to $2.2 million for the same period a year ago. Capital expenditures for the full year 1993 were $10.1 million. The Registrant anticipates that capital expenditures for the full year 1994 will not be significantly greater than 1993 full year amounts. At March 31, 1994 the Registrant held 212,685 shares of treasury stock at a cost of $4.3 million purchased during the three-month period ended March 31, 1994. Modest amounts of additional shares are being considered for purchase in the open market during the remainder of 1994. Current financial resources and anticipated funds from the Registrant's operations are expected to be adequate to meet future cash requirements. The Registrant believes that the ultimate resolution of the contingency referred to in Note 5 of the Notes to Consolidated Condensed Financial Statements will not have a material effect on the financial condition of the Registrant.

Other Event

On May 9, 1994, the Registrant acquired, principally for cash, the assets of Justrite Manufacturing Company. Justrite is an Illinois-based manufacturer of safety equipment for the storage, transfer, use and disposal of flammable and hazardous materials. The Registrant utilized existing sources of funds for the $45,000,000 cash purchase price paid at closing.




                     PART II.  OTHER INFORMATION

             FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES


Responses to items two, three, five and six are omitted since these items are either inapplicable or the response thereto would be negative.

Item 1.  Legal Proceedings

On May 3, 1993, a Texas federal court jury rendered a verdict of $17,745,000 against Federal Sign, a division of the Registrant, for alleged violation of the Texas Deceptive Trade Practices Act and misrepresentations to Duravision, Inc. and Manufacturers Product Research Group of North America, Inc. in connection with a 1988 research and development project for indoor advertising signs. The Registrant believes the court erroneously excluded important evidence and that the verdict was against the weight of the evidence. Both inside and outside counsel that initially handled the case opined at the time of the verdict that the likelihood of a substantially unfavorable result to the Registrant on appeal was remote. Trial counsel has turned the case over to new appellate counsel and has stated they cannot currently give an opinion on the appeal because they are no longer handling the case. Appellate counsel now handling the appeal of the case has not issued an opinion on its outcome. However, if the Registrant loses its appeal of this case, there would be a charge to earnings for this verdict, plus interest and attorney fees. The Registrant believes that the ultimate resolution of this contingency will not have a material effect on its financial condition, and accordingly, the Registrant has not recorded any accruals for potential losses resulting from this judgment.

Item 4.  Submission of Matters to a Vote of Security Holders

At its Annual Meeting of Stockholders on April 18, 1994, the stockholders of the Registrant voted to re-elect three directors.

James A. Lovell, Jr. was re-elected a director for a two-year term. Holders of 37,469,847 shares voted for the re-election, 656,250 shares withheld votes, 7,542,072 shares did not vote and there were no broker nonvotes.

Walter R. Peirson was re-elected a director for a three-year term. Holders of 37,458,299 shares voted for the re-election, 667,799 shares withheld votes, 7,542,071 shares did not vote and there were no broker nonvotes.

Joseph J. Ross was re-elected a director for a three-year term.
Holders of 37,469,680 shares voted for the re-election, 656,418 shares withheld votes, 7,542,071 shares did not vote and there were no broker nonvotes.




                             SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   FEDERAL SIGNAL CORPORATION
                                          (Registrant)


Date        May 12, 1994



                                      Charles R. Campbell
                                      Senior Vice President & Chief
                                      Financial & Administrative Officer