Form 10-Q
period 1994-06-30
FEDERAL SIGNAL CORP /DE/
filed 1994-08-11
CIK 277509

Form 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

        (Mark One)
(X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended           June 30, 1994

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 1994.


                  Common Stock, $1.00 par value -- 45,396,611



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




                                FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)

                                              Three Months Ended June 30        Six Months Ended June 30
                                                 1994           1993              1994           1993
Net sales                                    $164,001,000   $146,463,000      $302,107,000   $273,910,000

Costs and expenses:

  Cost of sales                               112,250,000    100,219,000       207,465,000    187,194,000
  Selling, general and administrative          31,288,000     29,003,000        60,384,000     57,503,000

  Other (income) and expenses:
    Interest expense                            1,819,000      1,706,000         3,166,000      3,210,000
    Other (income) expense                       (110,000)       142,000            (1,000)        80,000

                                              145,247,000    131,070,000       271,014,000    247,987,000

Income before income taxes                     18,754,000     15,393,000        31,093,000     25,923,000

Income taxes                                    6,358,000      4,791,000        10,541,000      8,170,000

Net income                                   $ 12,396,000   $ 10,602,000      $ 20,552,000   $ 17,753,000


COMMON STOCK DATA:

Net income per share*                        $        .27   $        .23      $        .45   $        .38

Average common shares outstanding*             45,875,000     46,234,000        46,015,000     46,225,000

Cash dividends per share of common stock*     $       .11   $        .09      $        .21   $        .18


See notes to consolidated condensed financial statements.

*1993 amounts adjusted for 4-for-3 stock split distributed March 1, 1994.


                    FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES


CONSOLIDATED CONDENSED BALANCE SHEETS

                                                June 30          December 31
                                                  1994             1993 (a)
                                               (Unaudited)
ASSETS

Manufacturing activities -

  Current assets:

    Cash and cash equivalents                 $    496,000      $  2,576,000

    Trade accounts receivable, net of
     allowances for doubtful accounts          101,853,000        81,593,000

    Inventories:
     Raw materials                              35,333,000        28,595,000
     Work in process                            24,837,000        18,567,000
     Finished goods                             19,376,000        15,860,000

    Prepaid expenses                             4,989,000         4,627,000

    Total current assets                       186,884,000       151,818,000

  Properties and equipment:

    Land                                         5,595,000         5,502,000

    Buildings and improvements                  38,182,000        36,014,000

    Machinery and equipment                    101,150,000        93,481,000

    Accumulated depreciation                   (77,071,000)      (72,793,000)
    Net properties and equipment                67,856,000        62,204,000

  Intangible assets, net of
   accumulated amortization                    120,295,000        65,436,000

  Other deferred charges and assets             11,794,000        15,666,000

  Total manufacturing assets                   386,829,000       295,124,000

Financial services activities -

  Lease financing receivables, net of
   allowances for doubtful accounts            115,884,000       110,580,000

Total assets                                  $502,713,000      $405,704,000

See notes to consolidated condensed financial statements.

(a) The balance sheet at December 31, 1993 has been derived from the audited financial statements at that date.


                      FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS -- Continued

                                                   June 30          December 31
                                                     1994             1993 (a)
                                                 (Unaudited)
LIABILITIES

Manufacturing activities -

     Current liabilities:

       Short-term borrowings                     $ 57,887,000      $    282,000
       Trade accounts payable                      40,009,000        33,363,000
       Accrued liabilities and income taxes        68,572,000        65,411,000

       Total current liabilities                  166,468,000        99,056,000

     Long-term borrowings                          20,504,000         1,344,000
     Deferred income taxes                         11,620,000        10,929,000

     Total manufacturing liabilities              198,592,000       111,329,000

Financial services activities -

     Short-term borrowings                        100,190,000        75,433,000
     Long-term borrowings                                            19,734,000

     Total financial services liabilities         100,190,000        95,167,000

Total liabilities                                 298,782,000       206,496,000

CONTINGENCY

SHAREHOLDERS' EQUITY

Common stock - par value                           45,701,000        45,738,000

Capital in excess of par value                     52,824,000        54,045,000

Retained earnings                                 116,458,000       105,471,000

Treasury stock                                     (6,820,000)

Deferred stock awards                              (1,297,000)       (1,715,000)

Foreign currency translation                       (2,935,000)       (4,331,000)

Total shareholders' equity                        203,931,000       199,208,000

Total liabilities and
 shareholders' equity                            $502,713,000      $405,704,000

See notes to consolidated condensed financial statements.

(a) The balance sheet at December 31, 1993 has been derived from the audited financial statements at that date.


                      FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                    Six Months Ended June 30

                                                     1994              1993
Operating activities:
     Net income                                  $ 20,552,000      $ 17,753,000
     Depreciation                                   4,972,000         4,599,000
     Working capital changes and other             (5,093,000)       (5,951,000)

     Net cash provided by operating
      activities                                   20,431,000        16,401,000

Investing activities:
     Purchases of properties and
      equipment                                    (4,467,000)       (4,421,000)
     Principal extensions under
      lease financing agreements                  (39,648,000)      (28,664,000)
     Principal collections under
      lease financing agreements                   34,344,000        25,051,000
     Payments for purchases of companies,
      net of cash acquired                        (69,563,000)      (22,869,000)
     Other, net                                    (1,322,000)        1,409,000

     Net cash used for investing
      activities                                  (80,656,000)      (29,494,000)

Financing activities:
     Addition to short-term
      borrowings                                   82,332,000        21,952,000
     Addition (reduction) to
      long-term borrowings                           (955,000)        4,434,000
     Purchases of treasury stock                   (9,736,000)         (553,000)
     Cash dividends paid to
      shareholders                                (13,695,000)      (11,814,000)
     Other, net                                       199,000           206,000

     Net cash provided by financing
      activities                                   58,145,000        14,225,000

Increase (decrease) in cash and
 cash equivalents                                  (2,080,000)        1,132,000
Cash and cash equivalents at
 beginning of period                                2,576,000         2,223,000

Cash and cash equivalents at
 end of period                                   $    496,000      $  3,355,000


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

2. In the opinion of the Registrant, the information contained herein reflects all adjustments necessary to present fairly the Registrant's financial position, results of operations and cash flows for the interim periods. Such adjustments are of a normal recurring nature. The operating results for the three months and six months ended June 30, 1994, are not necessarily indicative of the results to be expected for the full year of 1994.

3. On February 3, 1994, the Registrant's Board of Directors declared a 4-for-3 common stock split distributed March 1, 1994 to shareholders of record on February 14, 1994. The 554,088 post-split treasury shares held on February 14, 1994 were used to partially effect the split. Previously reported financial information has been restated to give effect to the stock split.

4. Interest paid for the six-month periods ended June 30, 1994 and 1993 was $2,609,000 and $2,886,000, respectively. Income taxes paid for these same periods were $8,602,000 and $8,633,000.

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



                  FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND
RESULTS OF OPERATIONS
SECOND QUARTER 1994

Comparison with Second Quarter 1993

Net sales increased 12% to $164.0 million, compared to $146.5 million in the second quarter of 1993. Net income rose 17% in the second quarter to $12.4 million compared to $10.6 million reported in the same period a year ago, while per share earnings also increased 17% to $.27 per share. New business for the second quarter increased 25% over the prior year while backlogs of $244.3 million increased 23%. Excluding the effect of the two companies acquired in the second quarter, new business and backlog levels increased 22% and 17% over last year's amounts, respectively.

All four of the company's groups continued their positive trends of recent quarters by posting increases in new business, sales and earnings in the second quarter compared to levels achieved a year ago. Second quarter earnings for the Sign Group more than tripled to a level of $1.1 million compared to the $.3 million reported in last year's second quarter. The group's sales increased 13% over 1993's second quarter while incoming orders increased 14%. Sign continues to benefit from gradually improving conditions in its markets, a more focused approach to its markets and ongoing operational improvements. Second quarter earnings of the Safety Products Group (previously known as the Signal Group) increased 30% on a sales increase of 26%. While the major portion of these increases were attributable to the inclusion of Justrite's results after being acquired in May 1994, the group's existing domestic businesses also posted double-digit earnings gains due to strong sales increases. Sales and earnings for the Vehicle Group in the second quarter increased 9% and 7%, respectively. Both fire apparatus and street sweeper operations contributed to these improved results. The group's new business increased 27% over last year's second quarter essentially due to strong increases in Emergency One's domestic fire apparatus orders. Netherlands-based Ravo also experienced a strong improvement in orders over the prior year. The Tool Group's sales and earnings for the second quarter increased 7% and 8%, respectively. These increases were led by continued strong domestic demand for Dayton Progress' products with sales in international markets again showing improvement. The Registrant's major businesses continue to experience positive trends, especially in domestic markets. Strong domestic markets, expected modest improvements in European markets and slight gains expected from recent acquisitions continue to provide a basis for the Registrant's confidence in improved sales and earnings for the remainder of the year.

Cost of sales as a percent of net sales was 68.4% in the second quarter of 1994 and 1993. Selling, general and administrative expenses as a percent of net sales decreased to 19.1% in the second quarter of 1994 from 19.8% in the second quarter of 1993. The decrease was attributed to the increase in sales volume, as well as management's continued efforts in containing operating expenses through cost reduction programs. The effective tax rate for the second quarter of 1994 was 33.9% compared to the second quarter 1993 rate of 31.1%. The increase mainly results from the enactment of the 1993 Budget Reconciliation Act and tax-exempt interest income becoming a lower percentage of the Registrant's total income.

Comparison of First Six Months 1994 to Same Period 1993

Net sales for the first six months were $302.1 million, 10% above last year's $273.9 million. Net income of $20.6 million was 16% above last year's first half net income of $17.8 million. Earnings per share increased 18% to $.45 compared to $.38 for the same period last year.

Cost of products sold as a percent of net sales increased to 68.7% in the first six months of 1994 from 68.3% in the first six months of 1993. The percentage increase was principally due to a shift to lower margined sales in the Vehicle and Sign groups. Selling, general and administrative expenses decreased to 20.0% of net sales in the first six months of 1994 from 21.0% in the same period a year ago. The percentage decrease was mainly due to the reasons cited above for the second quarter. The effective tax rate for the first half of 1994 was 33.9%, up from the 31.5% reported for the first half of 1993. The increase was mainly due to the reasons cited above for the second quarter.

Financial Position and Liquidity at June 30, 1994

The current ratio applicable to manufacturing activities was 1.1 at June 30, 1994 compared to 1.5 at December 31, 1993. Working capital (manufacturing operations) at June 30, 1994 was $20.4 million compared to $52.8 million at the most recent year end. The decreases in the current ratio and working capital are due to a high level of short-term borrowings which were incurred for the recent purchases of Justrite Manufacturing Company and Peabody Myers Corporation ("Vactor"). The debt to capitalization ratio applicable to manufacturing activities was 28% at June 30, 1994 compared to 1% at December 31, 1993. The debt to capitalization ratio applicable to financial services activities was 86% at June 30, 1994 and December 31, 1993. The increase in manufacturing debt resulted primarily from short-term debt incurred to purchase recent acquisitions, as mentioned above.

The Registrant has determined that the provisions of Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" are essentially consistent with the accounting methods of the Registrant. Adoption of this statement had an insignificant impact on results of operations for the three months and six months ended June 30, 1994.

Capital expenditures during the first six months of 1994 were $4.5 million compared to $4.4 million for the same period a year ago. Capital expenditures for the full year 1993 were $10.1 million. The Registrant anticipates that capital expenditures for the full year 1994 will not be significantly greater than 1993 full year amounts. At
June 30, 1994 the Registrant held 343,873 shares of treasury stock at a cost of $6.8 million purchased during the six-month period ended June 30, 1994. Modest amounts of additional shares are being considered for purchase in the open market during the remainder of 1994. Current financial resources and anticipated funds from the Registrant's operations are expected to be adequate to meet future cash requirements. The Registrant believes that the ultimate resolution of the contingency referred to in Note 5 of the Notes to Consolidated Condensed Financial Statements will not have a material effect on the financial condition of the Registrant.

Other Events

On May 9, 1994, the Registrant acquired, principally for cash, the assets of Justrite Manufacturing Company. Justrite is an Illinois-based manufacturer of safety equipment for the storage, transfer, use and disposal of flammable and hazardous materials. The Registrant utilized existing sources of funds for the $45,000,000 cash purchase price paid at closing.

On June 30, 1994, the Registrant acquired, principally for cash, the assets of Peabody Myers Corporation ("Vactor"). Vactor is an Illinois-based manufacturer of municipal combination catch basin/sewer cleaning vacuum trucks, industrial vacuum loaders and street sweepers.


                        PART II.  OTHER INFORMATION

                FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES


Responses to items two through five are omitted since these items are either inapplicable or the response thereto would be negative.

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


Item 6.  Exhibits and Reports on Form 8-K

(b) On May 13, 1994, the Registrant filed Form 8-K reporting the Registrant's May 9, 1994 purchase of the principal operating assets and assumption of the principal operating liabilities of Justrite Manufacturing Company (Justrite). On July 11, 1994, the Registrant filed an amendment to the May 13, 1994 Form 8-K. The Registrant filed the following financial statements with respect to its acquisition of Justrite: 1) The audited balance sheets of Justrite as of June 30, 1993 and 1992, (2) the audited statements of income and retained earnings and statements of cash flows of Justrite for the years ended June 30, 1993 and 1992, (3) the unaudited balance sheet of Justrite as of March 31, 1994, (4) the unaudited statements of income of Justrite for the nine months ended March 31, 1994 and 1993, (5) the unaudited statements of cash flows for the nine months ended March 31, 1994 and 1993, (6) the pro forma consolidated condensed balance sheet of the Registrant and Justrite as of March 31, 1994 pursuant to Article 11 of Regulation S-X, (7) the pro forma consolidated condensed statements of income of the Registrant and Justrite for the year ended December 31, 1993 and the three months ended March 31, 1994 pursuant to Article 11 of Regulation S-X.


                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            FEDERAL SIGNAL CORPORATION
                                                   (Registrant)



Date     August 11, 1994




                                            Charles R. Campbell
                                            Senior Vice President & Chief
                                            Financial & Administrative
                                            Officer