Form 10-Q
period 1994-09-30
FEDERAL SIGNAL CORP /DE/
filed 1994-11-08
CIK 277509

Form 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

        (Mark One)
(X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended        September 30, 1994

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 1994.


                 Common Stock, $1.00 par value -- 45,424,655



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


                                                       FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)

                                                   Three Months Ended September 30          Nine Months Ended September 30
                                                       1994              1993                   1994              1993
Net sales                                          $181,283,000      $142,740,000           $483,390,000      $416,650,000

Costs and expenses:

  Cost of sales                                     125,868,000        96,375,000            333,333,000       283,569,000
  Selling, general and administrative                34,705,000        29,487,000             95,089,000        86,990,000

  Other (income) and expenses:
    Interest expense                                  2,510,000         1,597,000              5,676,000         4,807,000
    Other income                                       (326,000)         (542,000)              (327,000)         (462,000)

  Total costs and expenses                          162,757,000       126,917,000            433,771,000       374,904,000

Income before income taxes                           18,526,000        15,823,000             49,619,000        41,746,000

Income taxes                                          6,090,000         5,162,000             16,631,000        13,332,000

Net income                                         $ 12,436,000      $ 10,661,000           $ 32,988,000      $ 28,414,000


COMMON STOCK DATA:

Net income per share*                              $        .27      $        .23           $        .72      $        .61

Average common shares outstanding*                   45,894,000        46,332,000             45,975,000        46,261,000

Cash dividends per share of common stock*          $        .11      $        .09           $        .32      $        .27


See notes to consolidated condensed financial statements.


*1993 amounts adjusted for 4-for-3 stock split distributed March 1, 1994.


                    FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES


CONSOLIDATED CONDENSED BALANCE SHEETS

                                              September 30        December 31
                                                  1994              1993 (a)
                                               (Unaudited)
ASSETS

Manufacturing activities -

  Current assets:

    Cash and cash equivalents                 $      ---         $  2,576,000

    Trade accounts receivable, net of
     allowances for doubtful accounts          103,942,000         81,593,000

    Inventories:
      Raw materials                             39,954,000         28,595,000
      Work in process                           22,345,000         18,567,000
      Finished goods                            20,765,000         15,860,000

    Prepaid expenses                             4,080,000          4,627,000

    Total current assets                       191,086,000        151,818,000

  Properties and equipment:

    Land                                         5,486,000          5,502,000

    Buildings and improvements                  38,351,000         36,014,000

    Machinery and equipment                    103,225,000         93,481,000

    Accumulated depreciation                   (79,124,000)       (72,793,000)

    Net properties and equipment                67,938,000         62,204,000

  Intangible assets, net of
   accumulated amortization                    120,611,000         65,436,000

  Other deferred charges and assets             10,269,000         15,666,000

  Total manufacturing assets                   389,904,000        295,124,000

Financial services activities -

  Lease financing receivables, net of
   allowances for doubtful accounts            118,327,000        110,580,000

Total assets                                  $508,231,000       $405,704,000

See notes to consolidated condensed financial statements.

(a) The balance sheet at December 31, 1993 has been derived from the audited financial statements at that date.


                    FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS -- Continued

                                              September 30        December 31
                                                  1994              1993 (a)
                                              (Unaudited)
LIABILITIES

Manufacturing activities -

  Current liabilities:

    Short-term borrowings                     $ 40,569,000       $    282,000
    Trade accounts payable                      35,413,000         33,363,000
    Accrued liabilities and income taxes        69,697,000         65,411,000

    Total current liabilities                  145,679,000         99,056,000

  Long-term borrowings                          34,822,000          1,344,000
  Deferred income taxes                         12,963,000         10,929,000

  Total manufacturing liabilities              193,464,000        111,329,000

Financial services activities -

  Short-term borrowings                        102,394,000         75,433,000
  Long-term borrowings                                             19,734,000

  Total financial services liabilities         102,394,000         95,167,000

Total liabilities                              295,858,000        206,496,000

CONTINGENCY

SHAREHOLDERS' EQUITY

Common stock - par value                        45,755,000         45,738,000

Capital in excess of par value                  53,508,000         54,045,000

Retained earnings                              124,125,000        105,471,000

Treasury stock                                  (6,820,000)

Deferred stock awards                           (1,883,000)        (1,715,000)

Foreign currency translation                    (2,312,000)        (4,331,000)

Total shareholders' equity                     212,373,000        199,208,000

Total liabilities and
 shareholders' equity                         $508,231,000       $405,704,000

See notes to consolidated condensed financial statements.

(a) The balance sheet at December 31, 1993 has been derived from the audited financial statements at that date.


                    FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                              Nine Months Ended September 30

                                                  1994               1993
Operating activities:
  Net income                                  $ 32,988,000       $ 28,414,000
  Depreciation                                   7,700,000          6,966,000
  Working capital changes and other            (10,406,000)       (13,294,000)

  Net cash provided by operating
   activities                                   30,282,000         22,086,000

Investing activities:
  Purchases of properties and
   equipment                                    (7,565,000)        (6,374,000)
  Principal extensions under
   lease financing agreements                  (63,778,000)       (48,407,000)
  Principal collections under
   lease financing agreements                   56,031,000         44,962,000
  Payments for purchases of companies,
   net of cash acquired                        (69,563,000)       (22,869,000)
  Other, net                                      (519,000)         1,696,000

  Net cash used for investing
   activities                                  (85,394,000)       (30,992,000)

Financing activities:
  Addition to short-term
   borrowings                                   67,203,000         24,060,000
  Addition to long-term
   borrowings                                   13,190,000            375,000
  Purchases of treasury stock                   (9,736,000)          (553,000)
  Cash dividends paid to
   shareholders                                (18,462,000)       (15,938,000)
  Other, net                                       341,000            469,000

  Net cash provided by financing
   activities                                   52,536,000          8,413,000

Decrease in cash and cash
 equivalents                                    (2,576,000)          (493,000)
Cash and cash equivalents at
 beginning of period                             2,576,000          2,223,000

Cash and cash equivalents at
 end of period                                $      ---         $  1,730,000


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

2. In the opinion of the Registrant, the information contained herein reflects all adjustments necessary to present fairly the Registrant's financial position, results of operations and cash flows for the interim periods. Such adjustments are of a normal recurring nature. The operating results for the three months and nine months ended September 30, 1994, are not necessarily indicative of the results to be expected for the full year of 1994.

3. On February 3, 1994, the Registrant's Board of Directors declared a 4-for-3 common stock split distributed March 1, 1994 to shareholders of record on February 14, 1994. The 554,088 post-split treasury shares held on February 14, 1994 were used to partially effect the split. Previously reported financial information has been restated to give effect to the stock split.

4. Interest paid for the nine-month periods ended September 30, 1994 and 1993 was $5,228,000 and $4,636,000, respectively. Income taxes paid for these same periods were $11,721,000 and $14,202,000.

5. On May 3, 1993, a Texas federal court jury rendered a verdict of $17,745,000 against Federal Sign, a division of the Registrant, for alleged violation of the Texas Deceptive Trade Practices Act and misrepresentations to Duravision, Inc. and Manufacturers Product Research Group of North America, Inc. in connection with a 1988 research and development project for indoor advertising signs. The Registrant believes the court erroneously excluded important evidence and that the verdict was against the weight of the evidence. Both inside and outside counsel that initially handled the case opined at the time of the verdict that the likelihood of a substantially unfavorable result to the Registrant on appeal was remote. Trial counsel has turned the case over to new appellate counsel and has stated they cannot currently give an opinion on the appeal because they are no longer handling the case. Appellate counsel now handling the appeal of the case has not issued an opinion on its outcome. However, if the Registrant loses its appeal of this case, there would be a charge to earnings for this $17,745,000 verdict, plus interest and attorney fees of up to $11,000,000. On the other hand, there would be no such charges to earnings for a decision reversing the original verdict or the appellate court could issue a decision somewhere in between. Depending on the outcome of this matter, an adverse decision may have a material effect on results of operations and cash flows in the periods that the appellate court decision is made and required payments are made. The Registrant believes that the ultimate resolution of this contingency, however, will not have a material effect on its financial condition nor its results of operations or cash flows for periods subsequent to the appellate court decision and payments required as a result of such decision. The Registrant cannot reasonably estimate the ultimate amount of a judgment, if any, or interest and attorney fees, if any, which may result from an adverse appellate court decision. Accordingly, the Registrant has not recorded any accruals for potential losses which may result from an adverse judgment. In the event of an adverse decision, the Registrant intends to aggressively pursue a substantial recovery from its original trial counsel in this matter.


                  FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND
RESULTS OF OPERATIONS
THIRD QUARTER 1994

Comparison with Third Quarter 1993

Net sales increased 27% to $181.3 million, compared to $142.7 million in the third quarter of 1993. Net income rose 17% in the third quarter to $12.4 million compared to $10.7 million reported in the same period a year ago, while per share earnings also increased 17% to $.27 per share. New business for the third quarter increased 30% over the prior year while backlogs of $249.4 million increased 26%. Excluding the effects of the two companies acquired in the second quarter of 1994, sales, new business and backlogs increased 13%, 15% and 18%, respectively, over 1993's third quarter amounts.

Excluding the effects of certain non-recurring charges recorded by the Tool Group, all four of the Registrant's groups posted increases in new business, sales and earnings compared to last year's third quarter. Third quarter earnings of the Safety Products Group (previously known as the Signal Group) increased 72% on a 42% increase in sales. The results of Justrite, acquired in the second quarter of this year, account for the majority of these increases. The group's signal products operations accounted for more than one-third of the group's improved earnings, largely due to achieving double-digit sales increases and experiencing a favorable product mix. The Tool Group recorded an 11% increase in sales in the third quarter compared to a year ago; however, earnings declined 20% due to the effect of non-recurring adjustments for a revaluation of a portion of its carbide inventory and restructuring charges associated with the consolidation of its New Jersey die components plant operations into those at Dayton, Ohio. Excluding these charges against income, earnings for the third quarter would have increased 8% over last year's third quarter, principally as a result of the strength of the sales and earnings of Dayton Progress. Vehicle Group earnings increased 7% over last year on a sales increase of 30%. In addition to the effect of the sales of the newly-acquired Vactor, sales of all of the group's other businesses increased substantially, ranging from 11% to 30% higher. The earnings increase was largely due to including the results of Vactor with the improved results of most of the group's other businesses. The disproportionately small increase in the group's earnings was due to most of the businesses having temporarily shifted into lower-margined shipments. The group's outlook has been bolstered by its second consecutive quarter of strong incoming orders, as new business increased by 40% over the prior year following the 27% increase experienced in the second quarter. While the increase in third quarter orders was partially due to Vactor's orders, most of the improvement was due to the group's other businesses, as both fire apparatus and street sweeper orders increased by double-digit percentages over last year's levels. The Sign Group continued its trend of major improvements over prior year results. Third quarter earnings for the group more than tripled to $1.1 million compared to earnings of $.3 million reported in the third quarter of 1993, all on a 15% increase in sales. New business for the third quarter increased 13% over the prior year. This represents the third consecutive quarter that new business has increased by more than 10% over prior year levels and the 9th consecutive quarter of increases in income versus prior year amounts. The continuing operating improvements in the Registrant's businesses are being bolstered by strong incoming order trends. In addition, the Registrant expects to realize the ongoing benefits of recent acquisitions and is seeing positive signs indicating a strengthening in its overseas markets. These factors should provide a solid foundation for continued sales and earnings improvements of all the Registrant's businesses in the fourth quarter and into 1995.

Cost of sales as a percent of net sales increased from 67.5% in the third quarter of 1993 to 69.4% in the third quarter of 1994. The percentage increase was primarily due to a shift to lower margined sales in the Vehicle and Tool groups and the impact of the Tool Group inventory revaluation mentioned above. Selling, general and administrative expenses as a percent of net sales decreased to 19.1% in the third quarter of 1994 from 20.7% in the third quarter of 1993. The decrease was attributed to the increase in sales volume, as well as management's continued efforts in containing operating expenses through cost reduction programs. The effective tax rate for the third quarter of 1994 was 32.9%, slightly higher than the third quarter 1993 rate of 32.6%.

Comparison of First Nine Months 1994 to Same Period 1993

Net sales for the first nine months were $483.4 million, 16% above last year's $416.7 million. Net income of $33.0 million was 16% above last year's first nine month's net income of $28.4 million. Earnings per share increased 18% to $.72 compared to $.61 for the same period last year.

Cost of products sold as a percent of net sales increased to 69.0% in the first nine months of 1994 from 68.1% in the first nine months of 1993. The percentage increase was principally due to the reasons cited above for the third quarter. Selling, general and administrative expenses decreased to 19.7% of net sales in the first nine months of 1994 from 20.9% in the same period a year ago. The percentage decrease was mainly due to the reasons cited above for the third quarter. The effective tax rate for the first nine months of 1994 was 33.5%, up from the 31.9% reported for the first nine months of 1993. The increase mainly results from the fact that the 1993 rate included the impact of favorable tax return audit results and that tax-exempt interest income has become a lower percentage of the Registrant's total income.

Seasonality of Registrant's Business

Certain of the Registrant's businesses are susceptible to the influences of inclement weather and/or winter influences on customer buying patterns and/or delivery requirements. The Registrant's businesses which tend to have lower sales in the first calendar quarter compared to other quarters as a result of these influences are the signage, street sweeping, outdoor warning and parking systems manufacturing operations. Municipal budgetary spending patterns also have generally resulted in lower emergency signal product sales in the first quarter than in other quarters.

Financial Position and Liquidity at September 30, 1994

The current ratio applicable to manufacturing activities was 1.3 at September 30, 1994 compared to 1.5 at December 31, 1993. Working capital (manufacturing operations) at September 30, 1994 was $45.4 million compared to $52.8 million at the most recent year end. The decreases in the current ratio and working capital are due to a high level of short-term borrowings which were incurred for the recent purchases of Justrite Manufacturing Company and Peabody Myers Corporation ("Vactor"). The debt to capitalization ratio applicable to manufacturing activities was 27% at September 30, 1994 compared to 1% at December 31, 1993. The increase in manufacturing debt resulted primarily from short-term debt incurred to purchase recent acquisitions, as mentioned above. The debt to capitalization ratio applicable to financial services activities was 87% at September 30, 1994 compared to 86% at December 31, 1993.

The Registrant has determined that the provisions of Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" are essentially consistent with the accounting methods of the Registrant. Adoption of this statement had an insignificant impact on results of operations for the three months and nine months ended September 30, 1994.

Capital expenditures during the first nine months of 1994 were $7.6 million compared to $6.4 million for the same period a year ago. Capital expenditures for the full year 1993 were $10.1 million. The Registrant anticipates that capital expenditures for the full year 1994 will not be significantly greater than 1993 full year amounts. At September 30, 1994 the Registrant held 343,873 shares of treasury stock at a cost of $6.8 million purchased during the nine-month period ended September 30, 1994. Modest amounts of additional shares are being considered for purchase in the open market during the remainder of 1994. Current financial resources and anticipated funds from the Registrant's operations are expected to be adequate to meet future cash requirements. See Note 5 of the Notes to Consolidated Condensed Financial Statements regarding the Duravision contingency.


                        PART II.  OTHER INFORMATION

                FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES


Responses to items two through five are omitted since these items are either inapplicable or the response thereto would be negative.

Item 1.  Legal Proceedings

On May 3, 1993, a Texas federal court jury rendered a verdict of $17,745,000 against Federal Sign, a division of the Registrant, for alleged violation of the Texas Deceptive Trade Practices Act and misrepresentations to Duravision, Inc. and Manufacturers Product Research Group of North America, Inc. in connection with a 1988 research and development project for indoor advertising signs. The Registrant believes the court erroneously excluded important evidence and that the verdict was against the weight of the evidence. Both inside and outside counsel that initially handled the case opined at the time of the verdict that the likelihood of a substantially unfavorable result to the Registrant on appeal was remote. Trial counsel has turned the case over to new appellate counsel and has stated they cannot currently give an opinion on the appeal because they are no longer handling the case. Appellate counsel now handling the appeal of the case has not issued an opinion on its outcome. However, if the Registrant loses its appeal of this case, there would be a charge to earnings for this $17,745,000 verdict, plus interest and attorney fees of up to $11,000,000. On the other hand, there would be no such charges to earnings for a decision reversing the original verdict or the appellate court could issue a decision somewhere in between. Depending on the outcome of this matter, an adverse decision may have a material effect on results of operations and cash flows in the periods that the appellate court decision is made and required payments are made. The Registrant believes that the ultimate resolution of this contingency, however, will not have a material effect on its financial condition nor its results of operations or cash flows for periods subsequent to the appellate court decision and payments required as a result of such decision. The Registrant cannot reasonably estimate the ultimate amount of a judgment, if any, or interest and attorney fees, if any, which may result from an adverse appellate court decision. Accordingly, the Registrant has not recorded any accruals for potential losses which may result from an adverse judgment. In the event of an adverse decision, the Registrant intends to aggressively pursue a substantial recovery from its original trial counsel in this matter.


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



Date     November 8, 1994




                                            Charles R. Campbell
                                            Senior Vice President & Chief
                                            Financial & Administrative
                                            Officer