Form 10-K
period 1994-12-31
FEDERAL SIGNAL CORP /DE/
filed 1995-03-20
CIK 277509

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 Form 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended           December 31, 1994
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

                                      None
                                 (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of voting stock held by nonaffiliates of the Registrant as of March 1, 1995.
               Common stock, $1.00 par value -- $817,151,270

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of March 1, 1995.
            Common stock, $1.00 par value -- 45,291,023 shares

DOCUMENTS INCORPORATED BY REFERENCE

       Portions of the annual report to shareholders for the year ended December 31, 1994, are incorporated by reference into Parts I and II.

       Portions of the proxy statement for the Annual Meeting of Shareholders to be held on April 19, 1995, are incorporated by reference into Part III.



                             PART I

Item 1.   Business.

   Federal Signal Corporation, founded in 1901, was reincorporated as a Delaware Corporation in 1969. The company is a manufacturer and worldwide supplier of safety, signaling and communications equipment, fire trucks and emergency vehicles, street sweeping, vacuum loader and catch basin cleaning vehicles, parking control equipment, custom on-premise signage, cutting tools, precision punches and related die components.

   Products produced and services rendered by Registrant and its subsidiaries (referred to collectively as "Registrant" herein, unless context otherwise indicates) are divided into groups (business segments) as follows: Safety Products (previously known as Signal), Sign, Tool and Vehicle. This classification of products and services is based upon Registrant's historical divisional structure established by management for the purposes of internal control, marketing and accounting.

   Developments, including acquisitions of businesses, considered significant to the company or individual segments are described under the following discussions of the applicable groups.

   The Financial Review sections, "Consolidated Results of Operations," "Group Operations" and "Financial Position and Cash Flow," and Note N - Segment Information contained in the annual report to shareholders for the year ended December 31, 1994 are incorporated herein by reference.

Safety Products Group

   Safety Products Group (previously known as the Signal Group) products manufactured by Registrant consist of: (1) a variety of visual and audible warning and signaling devices used by private industry, federal, state and local governments, building contractors, police, fire and medical fleets, utilities and civil defense; (2) safety containment products for handling and storing hazardous materials used by a wide variety of industrial and laboratory customers as well as military agencies and municipal, state and federal governments; and (3) parking, revenue control, and access control equipment and systems for parking facilities, commercial businesses, bridge and pier installation and residential developments.

   The visual and audible warning and signaling devices include emergency vehicle warning lights, electromechanical and electronic vehicle sirens and industrial signal lights, sirens, horns, bells and solid state audible signals, audio/visual emergency warning and evacuation systems, including weather and nuclear power plant warning notification systems and fire alarm system panels and devices.

   In May 1994, the Registrant acquired the principal operating assets and assumed the principal operating liabilities of Justrite Manufacturing Company for cash. Justrite is an Illinois-based manufacturer of safety equipment for the storage, transfer, use and disposal of flammable and hazardous materials.

   The safety containment products offered by Justrite include safety cabinets for flammables and corrosives; safety and dispenser cans; waste receptacles and disposal cans; spill control pallets and overpacks; and hazardous material storage buildings, lockers, pallets and platforms. These products are designed in accordance with various regulatory codes and standards, and meet agency approvals such as FM and UL.

   Parking, revenue control, and access control equipment and systems include parking and security gates, card access readers, ticket issuing devices, coin and token units, fee computers, various forms of electronic control units and personal computer-based revenue and access control systems.

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

   In May 1992, the Registrant acquired all of the outstanding shares of Aplicaciones Tecnologicas VAMA S.L. for cash and an earnout to be based upon future profitability of the company for a five-year period. VAMA is a leading European manufacturer of emergency vehicular signaling products located in Barcelona, Spain. The acquisition accelerates the Safety Products Group's strategic objective of increasing international market penetration, particularly in Europe.

   The backlogs of orders of Safety Products Group products believed to be firm at December 31, 1994 and 1993 were $14.0 million and $9.7 million, respectively. The backlogs at December 31, 1994 included approximately $2.4 million of backlog attributable to Justrite, which was acquired in May 1994. Almost all of the backlogs of orders at December 31, 1994 are reasonably expected to be filled within the current fiscal year.

Sign Group

   The Sign Group, operating principally under the name "Federal Sign" designs, engineers, manufactures, installs and maintains illuminated and non-illuminated sign displays, for both sale and lease. Registrant additionally provides sign repair services and also enters into maintenance service contracts, usually over three to five-year periods, for signs it manufactures as well as for signs produced by other manufacturers. Its operations are oriented to custom designing and engineering of commercial and industrial signs or groups of signs for its customers.

   The sale and lease of signs and the sale of maintenance contracts are conducted primarily through Registrant's direct sale organization which operates from its twenty-three principal sales and manufacturing facilities located strategically throughout the continental U.S. Customers for sign products and services consist of local commercial businesses, as well as major national and multi-national companies.

   The Sign Group's markets improved during 1994 with growth coming from many of its national and multi-national customers, as well as growth in the casino gaming industry. This growth, combined with the results of the aggressive restructuring programs implemented over the last few years, resulted in more than tripling profits in 1994 versus 1993.

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

   Total backlog at December 31, 1994, applicable to sign products and services was approximately $57.0 million compared to approximately $54.2 million at December 31, 1993. A significant part of Registrant's sign products and services backlog relates to sign maintenance contracts since such contracts are usually performed over long periods of time. At December 31, 1994, the Sign Group had a backlog of approximately $39.8 million compared to approximately $41.5 million at December 31, 1993, represented by in-service sign maintenance contracts. With the exception of the sign maintenance contracts, most of the backlog orders at December 31, 1994 are reasonably expected to be filled within the current fiscal year.

Tool Group

   Tool Group products are produced by the Registrant's wholly-owned subsidiaries including: Dayton Progress Corporation, Schneider Stanznormalien GmbH, acquired in 1992, Manchester Tool
Company, Dico Corporation, acquired in 1992, Bassett Rotary Tool
Company and Jamestown Punch and Tooling, Inc.

   Dayton Progress Corporation manufactures and purchases for resale an extensive variety of consumable die components for the metal stamping industry. These components consist of piercing punches, matched die matrixes, punch holders or retainers and many other products related to a metal stamper's needs. Registrant also produces a large variety of consumable precision metal products for customers' nonstamping needs, including special heat exchanger tools, beverage container tools, powder compacting units and molding components.

   In March 1992, Dayton Progress Corporation acquired for cash the assets of Schneider Stanznormalien GmbH, a German manufacturer of precision punch and die components. This acquisition gives Dayton Progress manufacturing capabilities on the European continent and provides greater access to European markets.

   In October 1991, Dayton Progress Corporation acquired for cash and stock all of the outstanding shares of Container Tooling Corporation. Container Tool manufactures and distributes body punch tooling used in the production of aluminum and steel beverage cans. The product complements Dayton Progress' tab-top tooling product line. In October 1994 the Container Tool operations were relocated to Dayton Progress' facilities in Dayton, Ohio.

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

   Registrant's products are marketed in the United States, Japan and Europe principally through industrial distributors. Foreign manufacturing facilities, as well as sales and distribution offices, are located in Weston, Ontario; Sagamihara, Japan; Kenilworth, England; and Oberursel, Germany. Sales to nondomestic customers are made through five wholly-owned subsidiaries: Dayton Progress Canada, Ltd., Dayton Progress International Corporation, Dayton Progress (UK) Ltd., Nippon Dayton Progress K.K. and Schneider Stanznormalien GmbH.

   Order backlogs of the Tool Group as of December 31, 1994 and December 31, 1993 were $9.5 million and $7.5 million, respectively. Almost all of the backlogs of orders at December 31, 1994 are expected to be filled within the current fiscal year.

Vehicle Group

   The Vehicle Group is composed of Emergency One, Inc., Superior
Emergency Vehicles, Ltd., acquired in 1991, Elgin Sweeper Company, Vactor Manufacturing, Inc., acquired in 1994, Guzzler
Manufacturing, Inc., acquired in 1993, and Ravo International, acquired in 1990.

   Emergency One, Inc. is a leading manufacturer of custom-designed ambulances, fire trucks and rescue vehicles including four and six-wheel drive rescue trucks, tankers, pumpers, aerial ladder trucks, and airport rescue and fire fighting vehicles (each of aluminum construction for rust-free operation and energy efficiency).

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

   In June 1994, the Registrant acquired the principal operating assets and assumed the principal operating liabilities of Peabody Myers Corporation ("Vactor") for cash. Vactor Manufacturing, Inc. is an Illinois-based manufacturer of municipal combination catch basin/sewer cleaning vacuum trucks. This acquisition provides a significant expansion of the Registrant's offering of municipal equipment and enhances the domestic and international dealer networks of both Elgin Sweeper and Vactor.

   In March 1993, Elgin Sweeper Company acquired, principally for cash, all of the outstanding shares of Guzzler Manufacturing, Inc. Guzzler is an Alabama-based manufacturer and marketer of waste removal vehicles, using vacuum technology, for worldwide industrial and environmental markets. The acquisition of Guzzler Manufacturing, Inc. complements Elgin Sweeper Company's product distribution and provides for increased exposure to the industrial marketplace for both Elgin and Guzzler.

   In December 1990, the Registrant, through Federal Signal Europe BV, acquired all of the outstanding shares of Van Raaij Holdings BV (which, along with its subsidiaries, is referred to herein as Ravo International), a Netherlands-based street sweeper manufacturer, for cash and an earnout to be based upon future profitability of the company for a five-year period. Ravo International is a leading European manufacturer and marketer of self-propelled street and sewer cleaning vehicles. Utilizing the vacuuming cleaning method, Ravo's products are primarily designed for cleaning of curbed streets and other paved surfaces. Both Ravo International and Elgin Sweeper Company also sell accessories and replacement parts for their sweepers. Ravo International also provides after-market service and support for its products in the Netherlands.

   Some products and components thereof are not manufactured by Registrant but are purchased for incorporation with products of Registrant's manufacture.

   A majority of Vehicle Group sales are made to domestic and overseas municipalities and other governmental units. Industrial vacuum loader vehicles produced by Guzzler are principally sold to commercial and industrial customers. Worldwide sales are principally conducted by domestic and international dealers, in most areas, with some sales being made on a direct-to-user basis.

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

   At December 31, 1994, the Vehicle Group backlogs were $180.5 million compared to $150.3 million at December 31, 1993. The backlogs at December 31, 1994, included approximately $10.2 million of backlog attributable to Vactor Manufacturing, Inc., which was acquired in June 1994. A substantial majority of the orders in the backlogs at December 31, 1994 are reasonably expected to be filled within the current fiscal year. Approximately $24.0 million of the backlogs at December 31, 1994 and $34.3 million of the backlogs at December 31, 1993 represent the funded portion of a subcontract to build P-23 airport rescue and fire fighting vehicles for the U.S. Air Force. The majority of the $24.0 million backlog at December 31, 1994 is expected to be produced and shipped during 1995.

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

   Registrant's business is not materially dependent upon research activities relating to the development of new products or services or the improvement of existing products and services, but such activities are of importance as to some of Registrant's products. Expenditures for research and development by the Registrant were approximately $7.0 million in 1994, $5.6 million in 1993 and $5.2 million in 1992.

   Note N - Segment Information, presented in the annual report to shareholders for the year ended December 31, 1994, contains information concerning the Registrant's foreign sales, export sales and operations by geographic area, and is incorporated herein by reference.

   Certain of the Registrant's businesses are susceptible to the influences of seasonal buying or delivery patterns. The Registrant's businesses which tend to have lower sales in the first calendar quarter compared to other quarters as a result of these influences are signage, street sweeping, outdoor warning, other municipal emergency signal products and parking systems manufacturing operations.

   No material part of the business of Registrant is dependent either upon a single customer or very few customers. The Registrant is in substantial compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment. These provisions have had no material adverse impact upon capital expenditures, earnings or competitive position of the Registrant and its subsidiaries. The Registrant employed 5,243 people in ongoing businesses at the close of 1994. The Registrant believes relations with its employees have been satisfactory.

Item 2.   Properties.

   As of March 1, 1995, the Registrant utilized twenty-seven principal manufacturing plants located primarily throughout North America, as well as seven in Europe and one in the Far East. In addition, there were thirty-six sales and service/warehouse sites, with thirty-three being domestically based and three located overseas. The majority of the manufacturing plants are owned, whereas all the sales and service/warehouse sites are leased.

   In total, the Registrant devoted approximately 1,464,000 square feet to manufacturing and 890,000 square feet to service, warehousing and office space, as of March 1, 1995. Of the total square footage, approximately 31% is devoted to the Safety Products Group, 14% to the Sign Group, 11% to the Tool Group and 44% to the Vehicle Group. Not included in the manufacturing square footage is approximately 21,000 square feet of unutilized manufacturing space that resulted from the rearrangement of the Registrant's manufacturing operations in the Sign and Tool groups. The majority of this space is presently being marketed for lease to nonaffiliates. Approximately 66% of the total square footage is owned by the Registrant, with the remaining 34% being leased.

   All of the Registrant's properties, as well as the related machinery and equipment, are considered to be well-maintained, suitable and adequate for their intended purposes. In the aggregate, these facilities are of sufficient capacity for the Registrant's current business needs.

   Capital expenditures for the years ended December 31, 1994, 1993, and 1992 were $11.1 million, $10.1 million, and $8.8 million, respectively. Registrant anticipates total capital expenditures in 1995 will be approximately 30% to 50% greater than 1994 amounts.

Item 3.   Legal Proceedings.

   The Registrant is subject to various claims, other pending and possible legal actions for product liability and other damages and other matters arising out of the conduct of the Registrant's business. With the exception of the matter discussed below, the Registrant believes, based on current knowledge and after consultation with counsel, that the outcome of such claims and actions will not have a material adverse effect on the Registrant's consolidated financial position or the results of operations.

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

Item 4.   Submission of Matters to a Vote of Security Holders.

   No matters were submitted to a vote of security holders through the solicitation of proxies or otherwise during the three months ended December 31, 1994.

                             PART II

Item 5.   Market for the Registrant's Common Stock and Related
          Security Holder Matters.

   Federal Signal Corporation's Common Stock is listed and traded on the New York Stock Exchange under the symbol FSS. Per share data listed in Note O -Selected Quarterly Data (Unaudited) contained in the 1994 annual report to shareholders is incorporated herein by reference. As of March 1, 1995, there were 5,403 holders of record of the Registrant's common stock.

   Certain long-term debt agreements impose restrictions on Registrant's ability to pay cash dividends on its common stock.
All of the retained earnings at December 31, 1994, were free of any restrictions.

Item 6.   Selected Financial Data.

   Selected Financial Data contained in the 1994 annual report to shareholders is incorporated herein by reference.

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

   The Financial Review sections "Consolidated Results of
Operations," "Group Operations" and "Financial Position and Cash
Flow" contained in the 1994 annual report to shareholders are incorporated herein by reference.

   Note M - Contingency, contained in the annual report to shareholders for the year ended December 31, 1994, is incorporated herein by reference.

Item 8.   Financial Statements and Supplementary Data.

   The consolidated financial statements and accompanying footnotes of the Registrant and the report of the independent auditors set forth in the Registrant's 1994 annual report to shareholders are incorporated herein by reference.

Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.

   None.

                            PART III

Item 10.  Directors and Executive Officers of the Registrant.

   The information under the caption "Election of Directors" contained in the Registrant's Proxy Statement for the Annual
Meeting of Shareholders to be held on April 19, 1995 is incorporated herein by reference.

   The following is a list of the Registrant's executive officers, their ages, their business experience and their positions and offices as of March 1, 1995:

   Joseph J. Ross, age 49, was elected Chairman, President and
Chief Executive Officer in February, 1990. Previously he served as President and Chief Executive Officer since December 1987 and as
Chief Operating Officer since July 1986.

   John A. DeLeonardis, age 47, was elected Vice President-Taxes in January 1992. He first joined the company as Director of Tax in November 1986.

   Henry L. Dykema, age 55, joined the Registrant as Vice President and Chief Financial Officer in January 1995. He replaced Charles
R. Campbell, Chief Financial Officer since 1985, who retired at the end of 1994. Mr. Dykema was self-employed from September 1993 to December 1994 and served as Vice President-Finance and Chief Financial Officer of Kennametal, Inc. from October 1989 to August 1993.

   Robert W. Racic, age 46, was elected Vice President and
Treasurer in April 1984.

   Richard L. Ritz, age 41, was elected Vice President and
Controller in January 1991.  He was appointed Controller effective
November 1985.

   Kim A. Wehrenberg, age 43, was elected Vice President, General
Counsel and Secretary effective October 1986.

   These officers hold office until the next annual meeting of the Board of Directors following their election and until their successors shall have been elected and qualified.

   There are no family relationships among any of the foregoing executive officers.

Item 11.  Executive Compensation.

   The information contained under the caption "Executive
Compensation" of Registrant's Proxy Statement for the Annual
Meeting of Shareholders to be held April 19, 1995 is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management.

   The information contained under the caption "Security Ownership of Certain Beneficial Owners" of Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held April 19, 1995 is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

   The information contained under the caption "Executive
Compensation" of Registrant's Proxy Statement for the Annual
Meeting of Shareholders to be held April 19, 1995 is incorporated herein by reference.

                             PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on
          Form 8-K.

(a)1.  Financial Statements

       The following consolidated financial statements of Federal Signal Corporation and Subsidiaries included in the 1994 annual report of the Registrant to its shareholders are filed as a part of this report and are incorporated by reference in Item 8:

          Consolidated Balance Sheets -- December 31, 1994 and
          1993

          Consolidated Statements of Income -- Years ended
          December 31, 1994,  1993 and 1992

          Consolidated Statements of Cash Flows -- Years ended
          December 31,   1994, 1993 and 1992

          Notes to Consolidated Financial Statements

   2.  Financial Statement Schedules

       The following consolidated financial statement schedule of Federal Signal Corporation and Subsidiaries, for the three years ended December 31, 1994, is filed as a part of this report in response to Item 14(d):

          Schedule II -- Valuation and qualifying accounts

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

      4. a.  Rights Agreement, filed as Exhibit (4)(a) to
             Registrant's Form 10-K for the year ended December
             31, 1993, is incorporated herein by reference.

         b. The Registrant has no long-term debt agreements for which the related outstanding debt exceeds 10% of consolidated total assets as of December 31, 1994. Copies of debt instruments for which the related debt is less than 10% of consolidated total assets will be furnished to the Commission upon request.

     10. a.  1988 Stock Benefit Plan, filed as Exhibit (10)(a) to
             Registrant's Form 10-K for the year ended December
             31, 1991, is incorporated herein by reference.

         b.  Corporate Management Incentive Bonus Plan.

         c.  Subsidiaries, Division and Other Designated Profit
             Centers Management Incentive Bonus Plan.

         d. Supplemental Pension Plan, filed as Exhibit (10)(d) to Registrant's Form 10-K for the year ended
             December 31, 1990, is incorporated herein by reference.

         e. Executive Disability, Survivor and Retirement Plan, filed as Exhibit (10)(e) to Registrant's Form 10-K for theyear ended December 31, 1990, is incorporated herein by reference.

         f. Supplemental Savings and Investment Plan, filed as Exhibit (10)(f) to Registrant's Form 10-K for the year ended December 31, 1993, is incorporated herein by reference.

         g.  Employment Agreement with Joseph J. Ross.

         h.  Change of Control Agreement with Kim A. Wehrenberg.

         i.  Director Deferred Compensation Plan, filed as Exhibit
             (10)(j) to Registrant's Form 10-K for the year ended
             December 31, 1992, is incorporated herein by reference.

         j. Director Retirement Plan, filed as Exhibit (10)(k) to Registrant's Form 10-K for the year ended December
             31, 1992, is incorporated herein by reference.

     11. Computation of net income per common share

     13. 1994 Annual Report to Shareholders of Federal Signal Corporation. Such report, except for those portions thereof which are expressly incorporated by reference in this Form 10-K, is furnished for the information of the Commission only and is not to be deemed "filed" as part of this filing.

     21. Subsidiaries of the Registrant

     23. Consent of Independent Auditors

     27. Financial Data Schedule

(b)  Reports on Form 8-K

   No reports on Form 8-K were filed for the three months ended
   December 31, 1994.

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


                         FEDERAL SIGNAL CORPORATION


                         By:    Joseph J. Ross  March 20, 1995
                             Chairman, President, Chief Executive
                                      Officer and Director



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, on March 20, 1995, by the following persons on behalf of the Registrant and in the capacities indicated.



      Henry L. Dykema                      Walter R. Peirson
  Vice President and Chief                      Director
     Financial Officer


      Richard L. Ritz                   J. Patrick Lannan, Jr.
Vice President and Controller                   Director


                                          James A. Lovell, Jr.
                                                Director


                                         Thomas N. McGowen, Jr.
                                                Director


                                           Richard R. Thomas
                                                Director



                                                                    SCHEDULE II



FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
Valuation and Qualifying Accounts

For the Years Ended December 31, 1994, 1993 and 1992


                                                                       Deductions
                                                          Additions     Accounts
                                           Balance at     Charged to   written off   Balance
                                           beginning      costs and      net of      at end
        Description                         of year        expenses    recoveries    of year
Year ended December 31, 1994:

  Deducted from asset accounts:

    Allowance for doubtful accounts
      Manufacturing activities             $2,215,000                               $2,848,000
      Financial service activities            976,000                                1,174,000

  Total                                    $3,191,000     $1,809,000   $  978,000   $4,022,000



Year ended December 31, 1993:

  Deducted from asset accounts:

    Allowance for doubtful accounts
      Manufacturing activities             $1,688,000                               $2,215,000
      Financial service activities          1,138,000                                  976,000

  Total                                    $2,826,000     $2,710,000   $2,345,000   $3,191,000



Year ended December 31, 1992:

  Deducted from asset accounts:

    Allowance for doubtful accounts
      Manufacturing activities             $1,392,000                               $1,688,000
      Financial service activities            857,000                                1,138,000

  Total                                    $2,249,000     $2,521,000   $1,944,000   $2,826,000