Form 10-Q
period 1995-03-31
FEDERAL SIGNAL CORP /DE/
filed 1995-05-05
CIK 277509

Form 10-Q

                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549

        (Mark One)
(X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended           March 31, 1995

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 1995.


             Common Stock, $1.00 par value -- 45,329,420



                    PART I.  FINANCIAL INFORMATION

              FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES



INTRODUCTION


The consolidated condensed financial statements of Federal Signal Corporation and subsidiaries included herein have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Registrant's annual report on Form 10-K for the fiscal year ended December 31, 1994.



                 FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES


CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)


                                              Three Months Ended March 31

                                                 1995             1994

Net sales                                    $187,132,000     $138,106,000

Costs and expenses:

  Cost of sales                               130,269,000       95,215,000
  Selling, general and administrative          37,286,000       29,096,000

  Other (income) and expenses:
    Interest expense                            3,162,000        1,347,000
    Other (income) expense                         13,000          109,000

  Total costs and expenses                    170,730,000      125,767,000

Income before income taxes                     16,402,000       12,339,000

Income taxes                                    5,609,000        4,183,000

Net income                                   $ 10,793,000     $  8,156,000


COMMON STOCK DATA:

Net income per share                         $        .24     $        .18

Average common shares outstanding              45,816,000       46,156,000

Cash dividends per share of
 common stock                                $        .13     $        .11



See notes to consolidated condensed financial statements.



                 FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES


CONSOLIDATED CONDENSED BALANCE SHEETS
                                               March 31        December 31
                                                 1995            1994 (a)
                                             (Unaudited)
ASSETS

Manufacturing activities -

  Current assets:

    Cash and cash equivalents                $  1,296,000     $  4,605,000

    Trade accounts receivable, net of
     allowances for doubtful accounts         109,436,000      107,985,000

    Inventories:
      Raw materials                            45,050,000       36,490,000
      Work in process                          21,032,000       22,355,000
      Finished goods                           23,063,000       20,054,000

    Prepaid expenses                            4,761,000        4,807,000

    Total current assets                      204,638,000      196,296,000

  Properties and equipment:

    Land                                        5,843,000        5,740,000

    Buildings and improvements                 37,994,000       38,045,000

    Machinery and equipment                   113,190,000      109,841,000

    Accumulated depreciation                  (83,164,000)     (80,788,000)

    Net properties and equipment               73,863,000       72,838,000

  Intangible assets, net of
   accumulated amortization                   115,555,000      115,306,000

  Other deferred charges and assets            10,893,000        9,972,000

  Total manufacturing assets                  404,949,000      394,412,000

Financial services activities -

  Lease financing receivables, net of
   allowances for doubtful accounts           130,827,000      127,188,000

Total assets                                 $535,776,000     $521,600,000

See notes to consolidated condensed financial statements.

(a) The balance sheet at December 31, 1994 has been derived from the audited financial statements at that date.



                 FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES


CONSOLIDATED CONDENSED BALANCE SHEETS -- Continued

                                               March 31        December 31
                                                 1995            1994 (a)
                                             (Unaudited)
LIABILITIES

Manufacturing activities -

  Current liabilities:

    Short-term borrowings                    $ 25,533,000     $ 25,222,000
    Trade accounts payable                     42,748,000       44,918,000
    Accrued liabilities and income taxes       73,283,000       72,238,000

    Total current liabilities                 141,564,000      142,378,000

  Long-term borrowings                         41,655,000       34,878,000
  Deferred income taxes                        14,281,000       13,778,000

  Total manufacturing liabilities             197,500,000      191,034,000

Financial services activities -

  Short-term borrowings                       113,479,000      110,252,000

Total liabilities                             310,979,000      301,286,000

CONTINGENCY

SHAREHOLDERS' EQUITY

Common stock - par value                       45,813,000       45,767,000

Capital in excess of par value                 54,383,000       53,756,000

Retained earnings                             138,270,000      133,138,000

Treasury stock                                 (9,868,000)      (7,880,000)

Deferred stock awards                          (1,656,000)      (1,688,000)

Foreign currency translation                   (2,145,000)      (2,779,000)

Total shareholders' equity                    224,797,000      220,314,000

Total liabilities and
 shareholders' equity                        $535,776,000     $521,600,000

See notes to consolidated condensed financial statements.

(a) The balance sheet at December 31, 1994 has been derived from the audited financial statements at that date.



                 FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                              Three Months Ended March 31

                                                 1995             1994
Operating activities:
  Net income                                 $ 10,793,000     $  8,156,000
  Depreciation                                  2,923,000        2,441,000
  Working capital changes and other            (3,358,000)      (6,469,000)

  Net cash provided by operating
   activities                                  10,358,000        4,128,000

Investing activities:
  Purchases of properties and
   equipment                                   (4,008,000)      (1,574,000)
  Principal extensions under
   lease financing agreements                 (26,388,000)     (17,326,000)
  Principal collections under
   lease financing agreements                  22,749,000       18,445,000
  Payments for purchases of companies,
   net of cash acquired                           (65,000)
  Other, net                                   (1,417,000)        (499,000)

  Net cash used for investing
   activities                                  (9,129,000)        (954,000)

Financing activities:
  Addition to short-term
   borrowings                                   3,291,000       10,806,000
  Addition (reduction) to
   long-term borrowings                         5,560,000         (962,000)
  Purchases of treasury stock                  (3,049,000)      (6,769,000)
  Cash dividends paid to
   shareholders                               (10,435,000)      (8,924,000)
  Other, net                                       95,000           99,000

  Net cash used for financing
   activities                                  (4,538,000)      (5,750,000)

Decrease in cash and cash
 equivalents                                   (3,309,000)      (2,576,000)
Cash and cash equivalents at
 beginning of period                            4,605,000        2,576,000

Cash and cash equivalents at
 end of period                               $  1,296,000     $      ---


See notes to consolidated condensed financial statements.



             FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES


NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

1. It is suggested that the consolidated condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Registrant's annual report on Form 10-K for the fiscal year ended December 31, 1994.

2. In the opinion of the Registrant, the information contained herein reflects all adjustments necessary to present fairly the Registrant's financial position, results of operations and cash flows for the interim periods. Such adjustments are of a normal recurring nature. The operating results for the three months ended March 31, 1995, are not necessarily indicative of the results to be expected for the full year of 1995.

3. Interest paid for the three-month periods ended March 31, 1995 and 1994 was $3,052,000 and $1,511,000, respectively. Income taxes paid for these same periods were $1,533,000 and $815,000.

4. On May 3, 1993, a Texas federal court jury rendered a verdict of $17,745,000 against Federal Sign, a division of the Registrant, for alleged violation of the Texas Deceptive Trade Practices Act and misrepresentations to Duravision, Inc. and Manufacturers Product Research Group of North America, Inc. in connection with a 1988 research and development project for indoor advertising signs. The Registrant believes the court erroneously excluded important evidence and that the verdict was against the weight of the evidence. Both inside and outside counsel that initially handled the case opined at the time of the verdict that the likelihood of a substantially unfavorable result to the Registrant on appeal was remote. Trial counsel has turned the case over to new appellate counsel and has stated they cannot currently give an opinion on the appeal because they are no longer handling the case. Appellate counsel now handling the appeal of the case has not issued an opinion on its outcome. However, if the Registrant loses its appeal of this case, there would be a charge to earnings for this $17,745,000 verdict, plus interest and attorney fees of up to $11,600,000. On the other hand, there would be no such charges to earnings for a decision reversing the original verdict or the appellate court could issue a decision somewhere in between. Depending on the outcome of this matter, an adverse decision may have a material effect on results of operations and cash flows in the periods that the appellate court decision is made and required payments are made. The Registrant believes that the ultimate resolution of this contingency, however, will not have a material effect on its financial condition nor its results of operations or cash flows for periods subsequent to the appellate court decision and payments required as a result of such decision. The Registrant cannot reasonably estimate the ultimate amount of a judgment, if any, or interest and attorney fees, if any, which may result from an adverse appellate court decision. Accordingly, the Registrant has not recorded any accruals for potential losses which may result from an adverse judgment. In the event of an adverse decision, the Registrant intends to aggressively pursue a substantial recovery from its original trial counsel in this matter.



            FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND
RESULTS OF OPERATIONS
FIRST QUARTER 1995

Comparison with First Quarter 1994

Net income of $10.8 million increased 32% over the $8.2 million reported in the first quarter of 1994, while per share earnings increased 33% to $.24 per share. First quarter sales of $187.1 million increased 35% over last year's $138.1 million. New business of $180.3 million in the first quarter increased 32% over the prior year. A portion of the sales and new business increases resulted from the effects of the acquisitions of Justrite and Vactor which occurred after last year's first quarter. The Registrant, however, achieved record first quarter sales and new business before consideration of the additive effects of these newly acquired businesses. Backlogs stood at $254.2 million compared to $223.1 million a year ago.

All four of the Registrant's groups realized strong increases in sales and earnings over the prior year. Vehicle Group earnings increased 25% over the prior year on a sales increase of 39%. About one-third of the sales increase was attributable to the additive effect of Vactor which was acquired in mid-1994. As anticipated, fire apparatus sales and earnings increased nearly one-third over 1994's first quarter due to strong orders received in the latter portion of 1994. Emergency One's international orders doubled over 1994's somewhat soft first quarter as international fire apparatus markets showed very good activity. Municipal sweeper and sewer cleaner sales increased largely due to the acquisition of Vactor while earnings were essentially flat. Both Elgin's domestic sweeper orders and Ravo's foreign sweeper orders increased strongly over the prior year. The group's sales and earnings from industrial vacuum loaders also improved over the prior year.

First quarter sales of the Tool Group increased 17% over the prior year while operating profits increased 12%. The group's die components and precision parts business continued to achieve strong sales increases as production rates remained at high levels. Lower productivity continued in the first quarter due to the addition of inexperienced new personnel hired late last year as well as in the first quarter to address increased production requirements. As a result, first quarter operating margins declined slightly from the prior year but were consistent with those achieved in late 1994. Carbide cutting tool sales and earnings also increased over the prior year. The group's operating margins are expected to remain at current levels in the near term with improvement anticipated later in the year as productivity increases.

The Safety Products Group achieved a 102% increase in operating income on a sales increase of 61%. Excluding the effects of Justrite, earnings increased 31% on an increase in sales of 20% as the Signal Products Division continued to show strong improvements over the prior year. New orders received in the quarter were also very strong, led by Signal Products' 28% increase over last year's first quarter.

The Sign Group's earnings increased sharply in the first quarter to $1.1 million compared to a profit level of $.2 million a year earlier, as sales increased 18%. The group continued to benefit from operational and marketing improvements.

Since the acquisitions made in 1994 occurred after the first quarter of that year, the Registrant does not anticipate continuing the same degree of quarterly increases over the prior year as was experienced in the first quarter of 1995. However, the Registrant does expect continuing sales and earnings improvements for the balance of the year.

Cost of sales as a percent of net sales increased from 68.9% in the first quarter of 1994 to 69.6% in the first quarter of 1995. The percentage increase was attributed to the large sales increase in the Vehicle Group, which tends to have lower gross margins than the other groups, as well as the lower productivity experienced by the Tool Group mentioned above. Selling, general and administrative expenses as a percent of net sales decreased to 19.9% in the first quarter of 1995 from 21.1% in the first quarter of 1994. The decrease was attributed to the increase in sales and to cost reduction programs. The effective tax rate for the first quarter of 1995 was 34.2% compared to the first quarter 1994 rate of 33.9%. The increase mainly results from incremental taxable income outpacing increases in tax credits and tax-exempt interest income.

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

Financial Position and Liquidity at March 31, 1995

The current ratio applicable to manufacturing activities was 1.4 at March 31, 1995 and December 31, 1994. Working capital (manufacturing operations) at March 31, 1995 was $63.1 million compared to $53.9 million at the most recent year end. The increase in working capital results from record setting shipment levels in the first quarter as well as inventory purchases made in anticipation of orders that are expected to ship in the second quarter of 1995, particularly in the Vehicle Group. The debt to capitalization ratio applicable to manufacturing activities was 23% at March 31, 1995 compared to 22% at December 31, 1994. The debt to capitalization ratio applicable to financial services activities was 87% at March 31, 1995 and December 31, 1994.

Capital expenditures during the first three months of 1995 were $4.0 million compared to $1.6 million for the same period a year ago. Capital expenditures for the full year 1994 were $11.1 million. The Registrant anticipates that capital expenditures for the full year 1995 will be approximately 30% to 50% greater than 1994 full year amounts. At March 31, 1995 the Registrant held 492,428 shares of treasury stock at a cost of $9.9 million. Included in these amounts were 97,315 shares at a cost of $2.0 million purchased during the three-month period ended March 31, 1995. Modest amounts of additional shares are being considered for purchase in the open market during the remainder of 1995. Current financial resources and anticipated funds from the Registrant's operations are expected to be adequate to meet future cash requirements. See Note 4 of the Notes to Consolidated Condensed Financial Statements regarding the Duravision contingency.



                     PART II.  OTHER INFORMATION

             FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES


Responses to items two, three, five and six are omitted since these items are either inapplicable or the response thereto would be negative.

Item 1.     Legal Proceedings

See Note 4 of the Notes to Consolidated Condensed Financial Statements.

Item 4.     Submission of Matters to a Vote of Security Holders

At its Annual Meeting of Stockholders on April 19, 1995, the stockholders of the Registrant voted to elect two directors.

Thomas N. McGowen, Jr. was re-elected a director for a three-year term. Holders of 36,936,505 shares voted for the re-election, 134,787 shares withheld votes, 8,246,744 shares did not vote and there were no broker nonvotes.

Richard R. Thomas was elected a director for a three-year term. Holders of 36,952,593 shares voted for the election, 118,699 shares withheld votes, 8,246,744 shares did not vote and there were no broker nonvotes.


                               SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      FEDERAL SIGNAL CORPORATION
                                             (Registrant)


Date        May 5, 1995



                                      Henry L. Dykema
                                      Vice President and Chief
                                      Financial Officer