Form 10-Q
period 1995-06-30
FEDERAL SIGNAL CORP /DE/
filed 1995-08-14
CIK 277509

Form 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

        (Mark One)
(X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended           June 30, 1995

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 1995.


               Common Stock, $1.00 par value -- 45,328,573



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



                              FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)

                                            Three Months Ended June 30       Six Months Ended June 30
                                               1995           1994             1995           1994
Net sales                                  $199,355,000   $164,001,000     $386,487,000   $302,107,000

Costs and expenses:

  Cost of sales                             138,058,000    112,250,000      268,327,000    207,465,000
  Selling, general and administrative        36,621,000     31,288,000       73,907,000     60,384,000

  Other (income) and expenses:
    Interest expense                          3,336,000      1,819,000        6,498,000      3,166,000
    Other (income) expense                     (488,000)      (110,000)        (475,000)        (1,000)

  Total costs and expenses                  177,527,000    145,247,000      348,257,000    271,014,000

Income before income taxes                   21,828,000     18,754,000       38,230,000     31,093,000

Income taxes                                  7,349,000      6,358,000       12,958,000     10,541,000

Net income                                 $ 14,479,000   $ 12,396,000     $ 25,272,000   $ 20,552,000


COMMON STOCK DATA:

Net income per share                       $        .32   $        .27     $        .55   $        .45

Average common shares outstanding            45,875,000     45,875,000       45,846,000     46,015,000

Cash dividends per share of common stock   $        .13   $        .11     $        .25   $        .21



See notes to consolidated condensed financial statements.


                    FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES


CONSOLIDATED CONDENSED BALANCE SHEETS
                                                   June 30          December 31
                                                     1995             1994 (a)
                                                 (Unaudited)
ASSETS

Manufacturing activities -

  Current assets:

    Cash and cash equivalents                           ---        $  4,605,000

    Trade accounts receivable, net of
     allowances for doubtful accounts             119,518,000       107,985,000

    Inventories:
      Raw materials                                49,277,000        36,490,000
      Work in process                              24,330,000        22,355,000
      Finished goods                               20,435,000        20,054,000

    Prepaid expenses                                4,950,000         4,807,000

    Total current assets                          218,510,000       196,296,000

  Properties and equipment:

    Land                                            5,764,000         5,740,000

    Buildings and improvements                     38,855,000        38,045,000

    Machinery and equipment                       116,930,000       109,841,000

    Accumulated depreciation                      (85,203,000)      (80,788,000)

    Net properties and equipment                   76,346,000        72,838,000

  Intangible assets, net of
   accumulated amortization                       116,871,000       115,306,000

  Other deferred charges and assets                10,376,000         9,972,000

  Total manufacturing assets                      422,103,000       394,412,000

Financial services activities -

  Lease financing receivables, net of
   allowances for doubtful accounts               135,864,000       127,188,000

Total assets                                     $557,967,000      $521,600,000

See notes to consolidated condensed financial statements.

(a) The balance sheet at December 31, 1994 has been derived from the audited financial statements at that date.



                    FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES


CONSOLIDATED CONDENSED BALANCE SHEETS -- Continued

                                                   June 30          December 31
                                                     1995             1994 (a)
                                                 (Unaudited)
LIABILITIES

Manufacturing activities -

  Current liabilities:

    Short-term borrowings                        $ 39,230,000      $ 25,222,000
    Trade accounts payable                         42,876,000        44,918,000
    Accrued liabilities and income taxes           66,600,000        72,238,000

    Total current liabilities                     148,706,000       142,378,000

  Long-term borrowings                             41,577,000        34,878,000
  Deferred income taxes                            15,158,000        13,778,000

  Total manufacturing liabilities                 205,441,000       191,034,000

Financial services activities -

  Short-term borrowings                           117,926,000       110,252,000

Total liabilities                                 323,367,000       301,286,000

CONTINGENCY

SHAREHOLDERS' EQUITY

Common stock - par value                           45,828,000        45,767,000

Capital in excess of par value                     54,474,000        53,756,000

Retained earnings                                 147,083,000       133,138,000

Treasury stock                                     (9,868,000)       (7,880,000)

Deferred stock awards                              (1,420,000)       (1,688,000)

Foreign currency translation                       (1,497,000)       (2,779,000)

Total shareholders' equity                        234,600,000       220,314,000

Total liabilities and
 shareholders' equity                            $557,967,000      $521,600,000

See notes to consolidated condensed financial statements.

(a) The balance sheet at December 31, 1994 has been derived from the audited financial statements at that date.



                    FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                    Six Months Ended June 30

                                                     1995              1994
Operating activities:
  Net income                                     $ 25,272,000      $ 20,552,000
  Depreciation                                      5,896,000         4,972,000
  Amortization                                      2,257,000         1,772,000
  Working capital changes and other               (20,513,000)       (6,865,000)

  Net cash provided by operating
   activities                                      12,912,000        20,431,000

Investing activities:
  Purchases of properties and
   equipment                                       (9,642,000)       (4,467,000)
  Principal extensions under
   lease financing agreements                     (53,649,000)      (39,648,000)
  Principal collections under
   lease financing agreements                      44,973,000        34,344,000
  Payments for purchases of companies,
   net of cash acquired                            (2,127,000)      (69,563,000)
  Other, net                                       (4,723,000)       (1,322,000)

  Net cash used for investing
   activities                                     (25,168,000)      (80,656,000)

Financing activities:
  Addition to short-term
   borrowings                                      21,382,000        82,332,000
  Addition (reduction) to
   long-term borrowings                             5,218,000          (955,000)
  Purchases of treasury stock                      (3,049,000)       (9,736,000)
  Cash dividends paid to
   shareholders                                   (16,101,000)      (13,695,000)
  Other, net                                          201,000           199,000

  Net cash provided by financing
   activities                                       7,651,000        58,145,000

Decrease in cash and cash
 equivalents                                       (4,605,000)       (2,080,000)
Cash and cash equivalents at
 beginning of period                                4,605,000         2,576,000

Cash and cash equivalents at
 end of period                                   $      ---        $    496,000


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

2. In the opinion of the Registrant, the information contained herein reflects all adjustments necessary to present fairly the Registrant's financial position, results of operations and cash flows for the interim periods. Such adjustments are of a normal recurring nature. The operating results for the three months and six months ended June 30, 1995, are not necessarily indicative of the results to be expected for the full year of 1995.

3. Interest paid for the six-month periods ended June 30, 1995 and 1994 was $7,417,000 and $2,609,000, respectively. Income taxes paid for these same periods were $14,175,000 and $8,602,000.

4. On August 4, 1995, the United States Fifth Circuit Court of Appeals vacated a $17,745,000 judgment rendered against the Registrant in June 1993. The judgment had been rendered against the Registrant by the Federal District Court in the Western District of Texas for alleged violation of the Texas Deceptive Trade Practices Act and misrepresentations to Duravision, Inc. and Manufacturers Product Research Group of North America, Inc. (MPR) in connection with a 1988 research and development project for indoor advertising. The Court of Appeals determined that the damages found by the jury were not sufficiently supported by the evidence and remanded the case for retrial on what damages, if any, Duravision and MPR can prove. The Registrant intends to vigorously defend the matter upon retrial. The Registrant believes that the ultimate resolution of this contingency will not have a material effect on its financial condition nor its future results of operations or cash flows. The Registrant cannot reasonably estimate the ultimate amount of a judgment, if any, or interest and attorney fees, if any, which may result from retrial of the case. Accordingly, the Registrant has not recorded any accruals for potential losses which may result from an adverse decision.

5. As indicated in Note I included in the Registrant's annual report on Form 10-K for the year ended December 31, 1994, the Registrant enters into interest rate swap agreements to manage its interest rate risk. Effective July 27, 1995, the Registrant entered into an agreement with a financial institution to swap interest rates on a notional amount of $125 million, approximately 80% of its short-term debt then outstanding. The agreement requires the Registrant to pay to the counterparty interest at a rate of 5.47%. The counterparty is required to pay the Registrant interest based upon the three-month London Interbank Offered Rate (LIBOR). The agreement is for a period of six months, with an option to the counterparty to extend the agreement for an additional twelve months.


               FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND
RESULTS OF OPERATIONS
SECOND QUARTER 1995

Comparison with Second Quarter 1994

Second quarter net income was $14.5 million, 17% over the $12.4 million reported a year ago. Earnings per share of $.32 were 19% above last year's second quarter results of $.27. Second quarter sales of $199.4 million increased 22% over last year's $164.0 million. New business increased 18% over the prior year to $204.0 million. A portion of the sales and new business increases resulted from the acquisitions of Justrite and Vactor which occurred May 9, 1994 and June 30, 1994, respectively. Backlogs increased to $259.3 million compared to $244.3 million a year ago.

In the second quarter, the Safety Products, Vehicle and Sign groups posted strong sales and earnings increases while the Tool Group reported more modest sales and earnings increases.

The Safety Products Group's earnings increased 45% to a new quarterly record on a sales increase of 26%. Sales and earnings were higher in large part due to increased shipments and margins by Signal Products and VAMA. The group's increases also reflected the acquisition of Justrite which reported improved sales and earnings over the prior year.

The Vehicle Group's sales increased 26% and earnings increased 13%.
The group posted new records for both sales and earnings during the quarter. Nearly half of the sales increase was attributable to the additive sales of Vactor. Fire apparatus sales and earnings continued to be positively impacted by the strong order activity which began in late 1994 and fire apparatus backlogs again increased during the quarter. As expected, Emergency One continued to experience strong foreign demand as its foreign new business for the first half of 1995 more than tripled the same period last year. The group's municipal sweeping operations achieved higher sales but lower earnings due to the adverse effects of a weakening lira on Netherlands-based Ravo International's sweeper sales into Italy.

Earnings by the Sign Group increased 60% on a sales increase of 11%. The group's operating margins improved largely as a result of higher manufacturing margins reflecting the group's focus on more sophisticated, higher value-added projects. Sign's new business increased 55% over the prior year to a quarterly level not seen by the group since 1989.

Tool Group sales increased 9% while income increased 2%. Strong foreign demand for die components and precision parts as well as carbide cutting tools was the primary reason for the increased sales. Productivity in the die components and precision parts operations was a little lower than that experienced in 1994's second quarter but somewhat better than in the first quarter of this year. Productivity improvements are anticipated to be achieved through the balance of the year. In addition, margins continue to be adversely impacted by competitive price pressure in Japan.

Cost of sales as a percent of net sales increased from 68.4% in the second quarter of 1994 to 69.3% in the second quarter of 1995. The percentage increase was principally attributed to the large sales increase in the Vehicle Group, which tends to have lower gross margins than the other groups. Also contributing to the increase was the adverse impact of the weakening lira on Ravo International's margins, as well as the lower productivity and margin pressure experienced by the Tool Group, all of which is mentioned above. Selling, general and administrative expenses as a percent of net sales decreased to 18.4% in the second quarter of 1995 from 19.1% in the second quarter of 1994. The decrease was attributed to the increase in sales and to cost reduction programs. The effective tax rate for the second quarter of 1995 was 33.7%, down slightly from the 33.9% reported for the second quarter of 1994.

Comparison of First Six Months 1995 to Same Period 1994

For the first six months, earnings per share were $.55, an increase of 22% over the $.45 reported in the same period last year. Net income for the first six months increased 23% to $25.3 million in 1995 compared to $20.6 million in 1994. Sales for the first six months of $386.5 million increased 28% over the $302.1 million reported last year.

Cost of products sold as a percent of net sales increased to 69.4% in the first six months of 1995 from 68.7% in the first six months of 1994. The percentage increase was primarily due to the reasons cited above for the second quarter. Selling, general and administrative expenses decreased to 19.1% of net sales in the first six months of 1995 from 20.0% in the same period a year ago. The percentage decrease was mainly due to the reasons cited above for the second quarter. The effective tax rate was 33.9% for the first half of 1995 and 1994.

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

Financial Position and Liquidity at June 30, 1995

The current ratio applicable to manufacturing activities was 1.5 at June 30, 1995 compared to 1.4 at December 31, 1994. Working capital (manufacturing operations) at June 30, 1995 was $69.8 million compared to $53.9 million at the most recent year end. The increase in working capital results from record setting shipment levels in the second quarter as well as purchases of chassis and other key components made in anticipation of customer orders, many of which are expected to ship in the remainder of 1995. The debt to capitalization ratio applicable to manufacturing activities was 26% at June 30, 1995 compared to 22% at December 31, 1994. The debt to capitalization ratio applicable to financial services activities was 87% at June 30, 1995 and December 31, 1994. The increase in manufacturing debt resulted primarily from the increase in working capital, as well as debt used for recent capital expenditures, taxes paid and greater dividend payments.

Capital expenditures during the first six months of 1995 were $9.6 million compared to $4.5 million for the same period a year ago. Approximately one half of the 1995 year-to-date capital expenditures relate to investments made in the Tool Group to increase capacity and improve productivity. Capital expenditures for the full year 1994 were $11.1 million. The Registrant anticipates that capital expenditures for the full year 1995 will be approximately 30% to 50% greater than 1994 full year amounts. At June 30, 1995 the Registrant held 492,418 shares of treasury stock at a cost of $9.9 million. Included in these amounts were 97,305 shares at a cost of $2.0 million purchased during the six-month period ended June 30, 1995. Modest amounts of additional shares are being considered for purchase in the open market during the remainder of 1995. Current financial resources and anticipated funds from the Registrant's operations are expected to be adequate to meet future cash requirements. See Notes 4 and 5 of the Notes to Consolidated Condensed Financial Statements regarding the Duravision contingency and the Registrant's entering into an interest rate swap agreement effective July 27, 1995.

Other Events

On August 4, 1995, the Registrant acquired for cash the net operating assets of Bronto Skylift Oy Ab ("Bronto"). Bronto, headquartered in Tampere, Finland, is the leading manufacturer of access platforms for the fire market and also has a large share of the heavy duty, truck-mounted industrial access platform market.


                        PART II.  OTHER INFORMATION

                FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES


Responses to items two through six are omitted since these items are either inapplicable or the response thereto would be negative.

Item 1.     Legal Proceedings

See Note 4 of the Notes to Consolidated Condensed Financial Statements.


                                 SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        FEDERAL SIGNAL CORPORATION
                                               (Registrant)

Date      August 14, 1995



                                        Henry L. Dykema
                                        Vice President and Chief
                                        Financial Officer