Form 10-Q
period 1995-09-30
FEDERAL SIGNAL CORP /DE/
filed 1995-11-14
CIK 277509

Form 10-Q

                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549

    (Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended  September 30, 1995


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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 1995.

             Common Stock, $1.00 par value -- 45,286,000

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



                   FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)

                                    Three Months Ended September 30    Nine Months Ended September 30
                                           1995         1994              1995         1994
Net sales                               $207,880,000  $181,283,000     $594,367,000  $483,390,000

Costs and expenses:

 Cost of sales                           145,067,000   125,868,000      413,394,000   333,333,000
 Selling, general and administrative      37,865,000    34,705,000      111,772,000    95,089,000

 Other (income) and expenses:
    Interest expense                       3,427,000     2,510,000        9,925,000     5,676,000
    Other income                            (315,000)     (326,000)        (790,000)     (327,000)

                                         186,044,000   162,757,000      534,301,000   433,771,000

Income before income taxes                21,836,000    18,526,000       60,066,000    49,619,000

Income taxes                               7,207,000     6,090,000       20,165,000    16,631,000

Net income                              $ 14,629,000  $ 12,436,000    $  39,901,000  $ 32,988,000


COMMON STOCK DATA:

Net income per share                    $        .32  $        .27    $         .87  $        .72

Average common shares outstanding         45,894,000    45,894,000       45,862,000    45,975,000

Cash dividends per share of
common stock                            $        .13  $        .11    $         .38  $        .32

See notes to consolidated condensed financial statements.

                FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES


CONSOLIDATED CONDENSED BALANCE SHEETS
                                                 September 30    December 31
                                                     1995          1994 (a)
                                                  (Unaudited)
ASSETS

Manufacturing activities -

    Current assets:

     Cash and cash equivalents                  $   1,144,000   $    4,605,000

     Trade accounts receivable, net of
      allowances for doubtful accounts            137,549,000      107,985,000

     Inventories:
          Raw materials                            53,153,000       36,490,000
          Work in process                          27,609,000       22,355,000
          Finished goods                           22,740,000       20,054,000

     Prepaid expenses                               4,706,000        4,807,000

     Total current assets                         246,901,000      196,296,000

    Properties and equipment:

     Land                                           5,728,000        5,740,000

     Buildings and improvements                    38,855,000       38,045,000

     Machinery and equipment                      121,119,000      109,841,000

     Accumulated depreciation                     (87,338,000)     (80,788,000)

     Net properties and equipment                  78,364,000       72,838,000

    Intangible assets, net of
     accumulated amortization                     132,764,000      115,306,000

    Other deferred charges and assets              11,027,000        9,972,000

    Total manufacturing assets                    469,056,000      394,412,000

Financial services activities -

    Lease financing receivables, net of
  allowances for doubtful accounts                144,493,000      127,188,000

Total assets                                     $613,549,000     $521,600,000

See notes to consolidated condensed financial statements.

(a) The balance sheet at December 31, 1994 has been derived from the audited financial statements at that date.

                FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS -- Continued

                                                 September 30    December 31
                                                     1995          1994 (a)
                                                 (Unaudited)
LIABILITIES

Manufacturing activities -

 Current liabilities:

    Short-term borrowings                       $ 63,960,000    $ 25,222,000
    Trade accounts payable                        45,642,000      44,918,000
    Accrued liabilities and income taxes          79,913,000      72,238,000

    Total current liabilities                    189,515,000     142,378,000

 Long-term borrowings                             40,119,000      34,878,000
 Deferred income taxes                            15,158,000      13,778,000

 Total manufacturing liabilities                 244,792,000     191,034,000

Financial services activities -

 Short-term borrowings                           125,244,000     110,252,000

Total liabilities                                370,036,000     301,286,000


SHAREHOLDERS' EQUITY

Common stock - par value                          45,826,000      45,767,000

Capital in excess of par value                    54,347,000      53,756,000

Retained earnings                                156,046,000     133,138,000

Treasury stock                                   (10,296,000)     (7,880,000)

Deferred stock awards                             (1,239,000)     (1,688,000)

Foreign currency translation                      (1,171,000)     (2,779,000)

Total shareholders' equity                       243,513,000     220,314,000

Total liabilities and
 shareholders' equity                           $613,549,000    $521,600,000

See notes to consolidated condensed financial statements.

(a) The balance sheet at December 31, 1994 has been derived from the audited financial statements at that date.

              FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                             Nine Months Ended September 30

                                                    1995            1994
Operating activities:
  Net income                                    $ 39,901,000    $ 32,988,000
  Depreciation                                     8,886,000       7,700,000
  Amortization                                     3,366,000       3,035,000
  Working capital changes and other              (22,535,000)    (13,441,000)

  Net cash provided by operating activities       29,618,000      30,282,000

Investing activities:
  Purchases of properties and equipment          (12,351,000)     (7,565,000)
  Principal extensions under
   lease financing agreements                    (87,925,000)    (63,778,000)
  Principal collections under
   lease financing agreements                     70,620,000      56,031,000
  Payments for purchases of companies,
   net of cash acquired                          (31,066,000)    (69,563,000)
  Other, net                                      (6,199,000)       (519,000)

  Net cash used for investing activities         (66,921,000)    (85,394,000)

Financing activities:
  Addition to short-term borrowings               53,685,000      67,203,000
  Addition to long-term borrowings                 4,723,000      13,190,000
  Purchases of treasury stock                     (3,049,000)     (9,736,000)
  Cash dividends paid to shareholders            (21,767,000)    (18,462,000)
  Other, net                                         250,000         341,000

  Net cash provided by financing activities       33,842,000      52,536,000

Decrease in cash and cash equivalents             (3,461,000)     (2,576,000)
Cash and cash equivalents at
 beginning of period                               4,605,000       2,576,000

Cash and cash equivalents at end of period      $  1,144,000  $       ---


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

2. In the opinion of the Registrant, the information contained herein reflects all adjustments necessary to present fairly the Registrant's financial position, results of operations and cash flows for the interim periods. Such adjustments are of a normal recurring nature. The operating results for the three months and nine months ended September 30, 1995, are not necessarily indicative of the results to be expected for the full year of 1995.

3. Interest paid for the nine-month periods ended September 30, 1995 and 1994 was $10,482,000 and $5,228,000, respectively. Income taxes paid for these same periods were $20,539,000 and $11,721,000.

4. On August 4, 1995, the United States Fifth Circuit Court of Appeals vacated a $17,745,000 judgment rendered against the Registrant in June 1993. The judgment had been rendered against the Registrant by the Federal District Court in the Western District of Texas for alleged violation of the Texas Deceptive Trade Practices Act and misrepresentations to Duravision, Inc.
    and Manufacturers Product Research Group of North America, Inc. (MPR) in connection with a 1988 research and development project for indoor advertising. The Court of Appeals determined that the damages found by the jury were not sufficiently supported by the evidence and remanded the case for retrial on what damages, if any, Duravision and MPR can prove. The Registrant intends to vigorously defend the matter upon retrial. In advance of retrial, the Registrant is engaged in mediation pursuant to a motion in the trial court. It is not known what the outcome of this mediation will be at this time. The Registrant believes that the ultimate resolution of this contingency will not have a material effect on its financial condition nor on its results of operations or cash flows. The Registrant cannot reasonably estimate the ultimate amount of a loss, if any, which may result from resolution of the case. Accordingly, the Registrant has not recorded any accruals for potential losses which may result.

              FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND
RESULTS OF OPERATIONS
THIRD QUARTER 1995

Comparison with Third Quarter 1994

Third quarter sales of $207.9 million increased 15% over last year's $181.3 million. Net income rose 18% to $14.6 million compared to $12.4 million in the third quarter of 1994. Earnings per share of $.32 increased 19% over last year's third quarter of $.27. New business for the quarter totaled $184.3 million compared to $184.7 million in the third quarter of 1994. Backlogs stood at $257.6 million at September 30, 1995 compared to $249.4 million a year ago.

In the third quarter, the Vehicle, Tool and Sign groups achieved significant increases in earnings while the Safety Products Group earnings were about even with a very strong prior year third quarter. All four of the company's groups achieved higher sales compared to a year ago. The Vehicle Group's earnings increased 15% over last year's third quarter while sales increased 25%. About half of the sales increase resulted from the acquisition of Bronto Skylift which occurred August 4, 1995. The group's fire apparatus and street sweeping businesses both achieved double-digit sales and earnings increases in the third quarter. Vehicle Group new business was 2% below last year due to timing of orders received at Emergency One and the impact on last year's third quarter of a strong promotional program to penetrate the rural fire market.

Earnings for the Tool Group increased 54% while sales increased 4%. The group's 1994 third quarter earnings included the adverse effects of certain non-recurring charges. Excluding these charges from last year's results, 1995 third quarter earnings would have increased 11%.

The Sign Group's earnings increased 61% on a sales increase of 7%. Operating margins again improved as a result of higher manufacturing margins reflecting the group's strategic focus on high value projects. Third quarter new business was 17% lower compared to the very strong results achieved a year ago. The Safety Products Group's sales and earnings were essentially flat with those of a year ago. Strong sales and a favorable product mix at Signal Products reported in last year's third quarter made it difficult for the group to improve over that performance. However, new business for the group did increase solidly over the prior year with all of the group's units showing improved results.

Cost of sales as a percent of net sales increased from 69.4% in the third quarter of 1994 to 69.8% in the third quarter of 1995. The percentage increase was primarily due to the large sales increase in the Vehicle Group, which tends to have lower gross margins than the other groups. Selling, general and administrative expenses as a percent of net sales decreased to 18.2% in the third quarter of 1995 from 19.1% in the third quarter of 1994. The decrease was attributed to the increase in sales volume, as well as management's continued efforts in containing operating expenses through cost reduction programs. The effective tax rate for the third quarter of 1995 was 33.0%, compared to the third quarter 1994 rate of 32.9%.

Comparison of First Nine Months 1995 to Same Period 1994

Sales for the first nine months were $594.4 million, 23% higher than the $483.4 million reported for the similar period in 1994. Net income for the first nine months of 1995 increased 21% to $39.9 million compared to $33.0 million in 1994. For the first nine months, earnings per share were $.87, 21% higher than the $.72 reported for the same period a year ago.

Cost of products sold as a percent of net sales increased to 69.6% in the first nine months of 1995 from 69.0% in the first nine months of 1994. The percentage increase was principally due to the reasons cited above for the third quarter. Selling, general and administrative expenses decreased to 18.8% of net sales in the first nine months of 1995 from 19.7% in the same period a year ago. The percentage decrease was mainly due to the reasons cited above for the third quarter. The effective tax rate for the first nine months of 1995 was 33.6%, compared to the 33.5% reported for the first nine months of 1994.

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

Financial Position and Liquidity at September 30, 1995

The current ratio applicable to manufacturing activities was 1.3 at September 30, 1995 compared to 1.4 at December 31, 1994. Working capital (manufacturing operations) at September 30, 1995 was $57.4 million compared to $53.9 million at the most recent year end. The decrease in the current ratio is due to a high level of short-term borrowings which were incurred for the recent purchase of Bronto Skylift. The increase in working capital results from record setting shipment levels in the third quarter. The debt to capitalization ratio applicable to manufacturing activities was 30% at September 30, 1995 compared to 22% at December 31, 1994. The debt to capitalization ratio applicable to financial services activities was 87% at September 30, 1995 and December 31, 1994. The increase in manufacturing debt resulted from short-term debt incurred to purchase the recent acquisition, as mentioned above, as well as increases in working capital, capital expenditures, taxes paid and dividend payments.

Capital expenditures during the first nine months of 1995 were $12.4 million compared to $7.6 million for the same period a year ago. Capital expenditures for the full year 1994 were $11.1 million. The Registrant anticipates that capital expenditures for the full year 1995 will be approximately 40% to 50% greater than 1994 full year amounts. At September 30, 1995 the Registrant held 512,418 shares of treasury stock at a cost of $10.3 million. Included in these amounts were 117,305 shares at a cost of $2.4 million purchased during the nine-month period ended September 30, 1995. Modest amounts of additional shares are being considered for purchase in the open market during the remainder of 1995. Current financial resources and anticipated funds from the Registrant's operations are expected to be adequate to meet future cash requirements.
See Note 4 of the Notes to Consolidated Condensed Financial Statements regarding the Duravision contingency.


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



                                   FEDERAL SIGNAL CORPORATION
                                         (Registrant)



Date     November 10, 1995



                                   Henry L. Dykema
                                   Vice President and Chief Financial Officer