Form 10-K
period 1995-12-31
FEDERAL SIGNAL CORP /DE/
filed 1996-03-27
CIK 277509

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549
                              Form 10-K
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended     December 31,1995
                                      -------------------------------------
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of voting stock held by nonaffiliates of the Registrant as of March 1, 1996.
              Common stock, $1.00 par value -- $ 1,041,138,996

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of March 1, 1996.
              Common stock, $1.00 par value -- 45,374,264 shares

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on April 17, 1996, are incorporated by reference into Parts I, II and III.

                                     PART I

Item 1.           Business.

      Federal Signal Corporation, founded in 1901, was reincorporated as a Delaware Corporation in 1969. The company is a manufacturer and worldwide supplier of safety, signaling and communications equipment, fire trucks, rescues, aerial access platforms, street sweeping and vacuum loader vehicles, parking control equipment, custom on-premise signage, carbide cutting tools, precision punches and related die components.

      Products produced and services rendered by Registrant and its subsidiaries (referred to collectively as "Registrant" herein, unless context otherwise indicates) are divided into groups (business segments) as follows: Safety Products, Sign, Tool and Vehicle. This classification of products and services is based upon Registrant's historical divisional structure established by management for the purposes of internal control, marketing and accounting.

      Developments, including acquisitions of businesses, considered significant to the company or individual segments are described under the following discussions of the applicable groups.

      The Financial Review sections, "Consolidated Results of Operations," "Group Operations" and "Financial Position and Cash Flow," and Note M - Segment Information contained in the Proxy Statement for the Annual Meeting of Shareholders to be held on April 17, 1996 are incorporated herein by reference.

Safety Products Group

      The Safety Products Group includes the Signal Products Division, Aplicaciones Tecnologicas VAMA S.L., acquired in May, 1992, Justrite Manufacturing, acquired in May, 1994, and Federal APD. The Signal Products Division consists of Emergency Products, Electrical Products, Federal Warning Systems and Commercial Products.

      Safety Products Group products manufactured by Registrant consist of: (1) a variety of visual and audible warning and signaling devices used by private industry, federal, state and local governments, building contractors, police, fire and medical fleets, utilities and civil defense; (2) safety containment products for handling and storing hazardous materials used by a wide variety of industrial and laboratory customers as well as military agencies and municipal, state and federal governments; and (3) parking, revenue control, and access control equipment and systems for parking facilities, commercial businesses, bridge and pier installation and residential developments.

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

      In December 1995, the Registrant acquired the principal operating assets of the Target Tech brand of warning lights for cash. Target Tech, located in Washington, is the domestic market leader in amber signaling products for construction and work vehicles.

      The backlogs of orders of Safety Products Group products believed to be firm at December 31, 1995 and 1994 were $15.7 million and $14.0 million, respectively. Almost all of the backlogs of orders at December 31, 1995 are reasonably expected to be filled within the current fiscal year.

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

      The Sign Group's markets improved during 1995 with growth coming from many of its national and multi-national customers, as well as growth in the casino gaming industry. This growth, combined with the results of the aggressive restructuring programs implemented over the last few years, resulted in an improvement in operating income of 54% in 1995 versus 1994.

      A large number of Registrant's displays are leased to customers for terms of typically three to five years with both the lease and the maintenance portions of many such contracts then renewed for successive periods.

      Registrant is nationally a principal producer of high-end custom and custom- quantity signs. The registrant has modified its marketing strategies to focus on a narrower market segment to which it can provide a more unique set of services. As a result of this change, the Registrant estimates that it now has approximately 100 regional and national competitors. Competition for sign products and services is intense and competitive factors consist largely of quality, prices, project and program management capabilities, aesthetic and design considerations, and maintenance services.

      Total backlog at December 31, 1995, applicable to sign products and services was approximately $61.4 million compared to approximately $57.0 million at December 31, 1994. A significant part of Registrant's sign products and services backlog relates to sign maintenance contracts since such contracts are usually performed over long periods of time. At December 31, 1995, the Sign Group had a backlog of approximately $41.4 million compared to approximately $39.8 million at December 31, 1994, represented by in-service sign maintenance contracts. With the exception of the sign maintenance contracts, most of the backlog orders at December 31, 1995 are reasonably expected to be filled within the current fiscal year.

Tool Group

      Tool Group products are produced by the Registrant's wholly-owned subsidiaries including: Dayton Progress Corporation, Schneider Stanznormalien GmbH, acquired in 1992, Jamestown Punch and Tooling, Inc., Manchester Tool Company, Dico Corporation, acquired in 1992, and Bassett Rotary Tool Company.

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

      Bassett Rotary Tool Company is a manufacturer of round consumable carbide cutting tools. Its products are medium to high precision in their manufacture and at times are quite complex in their configuration. The products represent a narrow band of the much broader cutting tool industry and require a high level of manufacturing skill.

      Because of the nature of and market for the Registrant's products, competition is great at both domestic and international levels. Many customers have some ability to produce the product themselves, but at a cost disadvantage. Major market emphasis is placed on quality of product and level of service.

      Tool Group products are labor intensive with the only significant outside cost being the purchase of the tool steel, carbide and diamond raw material, as well as items necessary for manufacturing. Inventories are maintained to assure prompt service to the customer with the average order for standard tools filled in less than one week for domestic shipments and within two weeks for interna tional shipments.

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

      Registrant's products are marketed in the United States, and many international markets, principally through industrial distributors. Foreign manufacturing facilities, as well as sales and distribution offices, are located in Weston, Ontario; Tokyo, Japan; Warwickshire, England; and Frankfurt, Germany.

      Order backlogs of the Tool Group as of December 31, 1995 and December 31, 1994 were $7.7 million and $9.5 million, respectively. All of the backlogs of orders at December 31, 1995 are expected to be filled within the current fiscal year.

Vehicle Group

      The Vehicle Group is composed of Emergency One, Inc., Bronto Skylift Oy Ab acquired in August, 1995, Superior Emergency Vehicles, Ltd., acquired in 1991, Elgin Sweeper Company, Vactor Manufacturing, Inc., acquired in 1994, Guzzler Manufacturing, Inc., acquired in 1993, and Ravo International.

      Emergency One, Inc. is a leading manufacturer of fire trucks and rescue vehicles including four and six-wheel drive rescue trucks, tankers, pumpers, aerial ladder trucks, and airport rescue and fire fighting vehicles (each of aluminum construction for rust-free operation and energy efficiency).

      In December 1991, Emergency One acquired for cash all of the outstanding shares of Frontline Corporation, a manufacturer and distributor of ambulances and rescue trucks. The acquisition of Frontline Corporation complemented Emergency One's product line and enabled Emergency One to provide a complete product line of fire trucks, fire apparatus, emergency support and ambulance vehicles for distribution through Emergency One's domestic and international dealer network. The company was merged into Emergency One in January 1994.

      In August 1995, The Registrant acquired for cash, Bronto Skylift Oy Ab, located in Tampere, Finland. Bronto is a manufacturer of vehicle-mounted aerial access platforms for fire rescue and heavy duty industrial markets. The acquisition offers an excellent fit with Emergency One as both companies expand their worldwide product offering.

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

      In March 1993, Elgin Sweeper Company acquired, principally for cash, all of the outstanding shares of Guzzler Manufacturing, Inc. Guzzler is an Alabama-based manufacturer and marketer of waste removal vehicles, using vacuum technology, for worldwide industrial and environmental markets. The acquisition of Guzzler Manufacturing, Inc. complemented Elgin Sweeper Company's product distribution and provided for increased exposure to the industrial marketplace for both Elgin and Guzzler.

      Ravo International, a Netherlands-based street sweeper manufacturer, is a leading European manufacturer and marketer of self-propelled street and sewer cleaning vehicles. Utilizing the vacuuming cleaning method, Ravo's products are primarily designed for cleaning of curbed streets and other paved surfaces.

      All of the Vehicle Group companies also sell accessories and replacement parts for their products. Ravo International also provides after-market service and support for its products in the Netherlands.

      Some products and components thereof are not manufactured by Registrant but are purchased for incorporation with products of Registrant's manufacture.

      A majority of Vehicle Group sales are made to domestic and overseas municipalities and other governmental units. Vacuum loader vehicles produced by Guzzler are principally sold to industrial customers. Worldwide sales are principally conducted by domestic and international dealers, in most areas, with some sales being made on a direct-to-user basis.

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

      At December 31, 1995, the Vehicle Group backlogs were $166.7 million compared to $180.5 million at December 31, 1994. The backlogs at December 31, 1995, included approximately $16.9 million of backlog attributable to Bronto Skylift, which was acquired in August 1995. A substantial majority of the orders in the backlogs at December 31, 1995 are reasonably expected to be filled within the current fiscal year. Approximately $6.4 million of the backlogs at December 31, 1995 and $24.0 million of the backlogs at December 31, 1994 represent the remaining funded portion of a subcontract to build P-23 airport rescue and fire fighting vehicles for the U.S. Air Force. Production of vehicles under this subcontract is expected to be completed in 1996.

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

      Registrant's business is not materially dependent upon research activities relating to the development of new products or services or the improvement of existing products and services, but such activities are of importance as to some of Registrant's products. Expenditures for research and development by the Registrant were approximately $7.0 million in 1995, $7.0 million in 1994 and $5.6 million in 1993.

      Note M - Segment Information, presented in the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 17, 1996, contains information concerning the Registrant's foreign sales, export sales and operations by geographic area, and is incorporated herein by reference.

      Certain of the Registrant's businesses are susceptible to the influences of seasonal buying or delivery patterns. The Registrant's businesses which tend to have lower sales in the first calendar quarter compared to other quarters as a result of these influences are signage, street sweeping, outdoor warning, other municipal emergency signal products, parking systems and aerial access platform manufacturing operations.

      No material part of the business of Registrant is dependent either upon a single customer or very few customers. The Registrant is in substantial compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment. These provisions have had no material adverse impact upon capital expenditures, earnings or competitive position of the Registrant and its subsidiaries. The Registrant employed 6,015 people in ongoing businesses at the close of 1995. The Registrant believes relations with its employees have been satisfactory.

Item 2.           Properties.

      As of March 1, 1996, the Registrant utilized twenty-nine principal manufacturing plants located primarily throughout North America, as well as ten in Europe and one in the Far East. In addition, there were thirty-six sales and service/warehouse sites, with thirty-three being domestically based and three located overseas. About half of the manufacturing plants are owned, whereas all the sales and service/warehouse sites are leased.

      In total, the Registrant devoted approximately 1,585,000 square feet to manufacturing and 955,000 square feet to service, warehousing and office space, as of March 1, 1996. Of the total square footage, approximately 30% is devoted to the Safety Products Group, 14% to the Sign Group, 11% to the Tool Group and 45% to the Vehicle Group. Approximately 61% of the total square footage is owned by the Registrant, with the remaining 39% being leased.

      All of the Registrant's properties, as well as the related machinery and equipment, are considered to be well-maintained, suitable and adequate for their intended purposes. In the aggregate, these facilities are of sufficient capacity for the Registrant's current business needs.

      Capital expenditures for the years ended December 31, 1995, 1994, and 1993 were $15.7 million, $11.1 million, and $10.1 million, respectively. Registrant anticipates total capital expenditures in 1996 will be approximately 30% to 50% greater than 1995 amounts.

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

      On December 29, 1995, the company settled a lawsuit with Duravision, Inc. and Manufacturers Product Research Group of North America, Inc. for
$6.7 million.

As a result of the settlement, the company recorded a net after-tax charge to income of $4.2 million, or $.09 per share. The charge, included in other income and expense, was recorded in the fourth quarter of 1995. The resolution of this case will have no effect on the company's future operating performance as it involved a discontinued product line. The company is actively seeking recoveries from its original trial counsel.

Item 4.           Submission of Matters to a Vote of Security Holders.

      No matters were submitted to a vote of security holders through the solicitation of proxies or otherwise during the three months ended December 31, 1995.

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters.

      Federal Signal Corporation's Common Stock is listed and traded on the New York Stock Exchange under the symbol FSS. Market price range and dividend per share data listed in Note N - Selected Quarterly Data (Unaudited) contained in the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 17, 1996 is incorporated herein by reference. As of March 1, 1996, there were 5,450 holders of record of the Registrant's common stock.

      Certain long-term debt agreements impose restrictions on Registrant's ability to pay cash dividends on its common stock. All of the retained earnings at December 31, 1995, were free of any restrictions.

Item 6.           Selected Financial Data.

      Selected Financial Data contained in the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 17, 1996 is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      The Financial Review sections "Consolidated Results of Operations," "Group Operations," "Financial Services Activities," and "Financial Position and Cash Flow" contained in the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 17, 1996 are incorporated herein by reference.

Item 8.           Financial Statements and Supplementary Data.

      The consolidated financial statements and accompanying footnotes of the Registrant and the report of the independent auditors set forth in the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 17, 1996 are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.

                                    PART III

Item 10.          Directors and Executive Officers of the Registrant.

      The information under the caption "Election of Directors" contained in the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 17, 1996 is incorporated herein by reference.

      The following is a list of the Registrant's executive officers, their ages, their business experience and their positions and offices as of March 1, 1996:

      Joseph J. Ross, age 50, was elected Chairman, President and Chief Executive Officer in February, 1990. Previously he served as President and Chief Executive Officer since December 1987 and as Chief Operating Officer since July 1986.

      John A. DeLeonardis, age 48, was elected Vice President-Taxes in January 1992. He first joined the company as Director of Tax in November 1986.

      Henry L. Dykema, age 56, joined the Registrant as Vice President and Chief Financial Officer in January 1995. Mr. Dykema was self-employed from September 1993 to December 1994 and served as Vice President-Finance and Chief Financial Officer of Kennametal, Inc. from October 1989 to August 1993.

      Robert W. Racic, age 47, was elected Vice President and Treasurer in April 1984.

      Richard L. Ritz, age 42, was elected Vice President and Controller in January 1991. He was appointed Controller effective November 1985.

      Kim A. Wehrenberg, age 44, was elected Vice President, General Counsel and Secretary effective October 1986.

      These officers hold office until the next annual meeting of the Board of Directors following their election and until their successors shall have been elected and qualified.

      There are no family relationships among any of the foregoing executive officers.

Item 11.          Executive Compensation.

      The information contained under the caption "Executive Compensation" of Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held April 17, 1996 is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

      The information contained under the caption "Security Ownership of Certain Beneficial Owners" of Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held April 17, 1996 is incorporated herein by reference.

Item 13.          Certain Relationships and Related Transactions.

      The information contained under the caption "Executive Compensation" of Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held April 17, 1996 is incorporated herein by reference.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)1.        Financial Statements

             The following consolidated financial statements of Federal Signal Corporation and Subsidiaries included in the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 17, 1996 are filed as a part of this report and are incorporated by reference in Item 8:

                   Consolidated Balance Sheets -- December 31, 1995 and 1994

                   Consolidated Statements of Income -- Years ended December 31,
                    1995, 1994 and 1993

                   Consolidated Statements of Cash Flows -- Years ended December
                    31, 1995, 1994 and 1993

                   Notes to Consolidated Financial Statements

   2.        Financial Statement Schedules

             The following consolidated financial statement schedule of Federal Signal Corporation and Subsidiaries, for the three years ended December 31, 1995, is filed as a part of this report in response to
             Item 14(d):

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

                 b. The Registrant has no long-term debt agreements for which the related outstanding debt exceeds 10% of consolidated total assets as of December 31, 1995. Copies of debt instruments for which the related debt is less than 10% of consolidated total assets will be furnished to the Commission upon request.

           10.   a.      1988 Stock Benefit Plan, filed as Exhibit (10)(a) to
                         Registrant's Form 10-K for the year ended December 31,
                         1991, is incorporated herein by reference.

                 b. Corporate Management Incentive Bonus Plan, filed as Exhibit (10)(b) to Registrant's Form 10-K for the year ended December 31, 1994, is incorporated herein by reference.

                 c.      Supplemental Pension Plan.

                 d.      Executive Disability, Survivor and Retirement Plan.

                 e. Supplemental Savings and Investment Plan, filed as Exhibit (10)(f) to Registrant's Form 10-K for the year ended December 31, 1993, is incorporated herein by reference.

                 f. Employment Agreement with Joseph J. Ross, filed as Exhibit (10)(g) to Registrant's Form 10-K for the year ended December 31, 1994, is incorporated herein by reference.

                 g. Change of Control Agreement with Kim A. Wehrenberg, filed as Exhibit (10)(h) to Registrant's Form 10-K for the year ended December 31, 1994, is incorporated herein by reference.

                 h.      Director Deferred Compensation Plan, filed as Exhibit
                         (10)(j) to Registrant's Form 10-K for the year ended December 31, 1992, is incorporated herein by reference.

                 i. Director Retirement Plan, filed as Exhibit (10)(k) to Registrant's Form 10-K for the year ended December 31, 1992, is incorporated herein by reference.

           11.   Computation of net income per common share

           13. 1995 Proxy Statement for the Annual Meeting of Shareholders to be held April 17, 1996. Such report, except for those portions thereof which are expressly incorporated by reference in this Form 10-K, is furnished for the information of the Commission only and is not to be deemed "filed" as part of this filing.

           21.   Subsidiaries of the Registrant

           23.   Consent of Independent Auditors

           27.   Financial Data Schedule

(b)    Reports on Form 8-K

       No reports on Form 8-K were filed for the three months ended December 31, 1995.

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




                      FEDERAL SIGNAL CORPORATION

                      By:    Joseph J. Ross  March 27, 1996
                           Chairman, President, Chief Executive
                                 Officer and Director



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, on March 27, 1996, by the following persons on behalf of the Registrant and in the capacities indicated.




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

                                        For the Years Ended December 31, 1995, 1994 and 1993



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

Year ended December 31, 1995:

  Deducted from asset accounts:

    Allowance for doubtful accounts
      Manufacturing activities                           $2,848,000                                             $3,058,000
      Financial service activities                        1,174,000                                              1,124,000
                                                         ----------                                              ----------

  Total                                                  $4,022,000           $1,716,000         $ 1,556,000    $4,182,000



Year ended December 31, 1994:

  Deducted from asset accounts:

    Allowance for doubtful accounts
      Manufacturing activities                           $2,215,000                                             $2,848,000
      Financial service activities                          976,000                                              1,174,000
                                                         ----------                                             ----------

  Total                                                  $3,191,000           $1,809,000         $  978,000     $4,022,000



Year ended December 31, 1993:

  Deducted from asset accounts:

    Allowance for doubtful accounts
      Manufacturing activities                           $1,688,000                                             $2,215,000
      Financial service activities                        1,138,000                                                976,000
                                                         ----------                                             ----------

  Total                                                  $2,826,000           $2,710,000         $2,345,000     $3,191,000


