Form 10-Q
period 1996-03-31
FEDERAL SIGNAL CORP /DE/
filed 1996-05-09
CIK 277509

FORM 10-Q

              SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C. 20549

                          (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 1996

                              OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

Commission file number: 1-6003


                  Federal Signal Corporation

       State  or  other  jurisdiction  of  (I.R.S.   Employer  incorporation  or
      organization Identification No.)

                     Delaware 36-1063330

                  Federal Signal Corporation
                    1415 West 22nd Street
                     Oak Brook, IL 60521
                        (708) 954-2000


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title                               Outstanding

Common Stock, $1.00 par value       45,426,346

Part I. Financial Information

Item 1. Financial Statements.


INTRODUCTION


The consolidated condensed financial statements of Federal Signal Corporation and subsidiaries included herein have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Registrant's Proxy Statement for the Annual Meeting of Shareholders held on April 17, 1996.

                  FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES


CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)


                           Three Months Ended March 31

                                                   1996             1995
                                               ------------     --------

Net sales                                      $210,793,000     $187,132,000

Costs and expenses:

   Cost of sales                                147,663,000      130,269,000
   Selling, general and administrative           41,918,000       37,286,000

   Other (income) and expenses:
     Interest expense                             3,630,000        3,162,000
     Other (income) expense                        (282,000)          13,000
                                                -----------      -----------

                                                192,929,000      170,730,000

Income before income taxes                       17,864,000       16,402,000

Income taxes                                      6,013,000        5,609,000
                                                -----------      -----------

Net income                                     $ 11,851,000     $ 10,793,000
                                                ===========      ===========


COMMON STOCK DATA:

Net income per share                           $        .26     $        .24
                                                ===========      ===========

Average common shares outstanding                45,963,000       45,816,000

Cash dividends per share of
 common stock                                  $       .145     $       .125


See notes to consolidated condensed financial statements.

                  FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES


CONSOLIDATED CONDENSED BALANCE SHEETS
                                                 March 31        December 31
                                                   1996            1995 (a)
                                               -----------       ----------
                                               (Unaudited)
ASSETS

Manufacturing activities -

   Current assets:

     Cash and cash equivalents                 $     -          $  9,350,000

     Trade accounts receivable, net of
      allowances for doubtful accounts          124,281,000      122,913,000

     Inventories:
       Raw materials                             49,947,000       40,487,000
       Work in process                           27,988,000       32,286,000
       Finished goods                            26,341,000       24,675,000

     Prepaid expenses                             6,160,000        5,763,000
                                                -----------      -----------

     Total current assets                       234,717,000      235,474,000

   Properties and equipment:

     Land                                         5,733,000        5,703,000

     Buildings and improvements                  39,121,000       38,493,000

     Machinery and equipment                    124,291,000      120,554,000

     Accumulated depreciation                   (90,216,000)     (86,296,000)
                                                -----------      -----------

     Net properties and equipment                78,929,000       78,454,000

   Intangible assets, net of
    accumulated amortization                    146,761,000      146,774,000

   Other deferred charges and assets             12,403,000       11,722,000
                                                -----------      -----------

   Total manufacturing assets                   472,810,000      472,424,000

Financial services activities -

   Lease financing receivables, net of
    allowances for doubtful accounts            151,109,000      147,535,000
                                                -----------      -----------

Total assets                                   $623,919,000     $619,959,000
                                                ===========      ===========

See notes to consolidated condensed financial statements.

(a) The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date.

                  FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES


CONSOLIDATED CONDENSED BALANCE SHEETS -- Continued

                                                 March 31        December 31
                                                   1996            1995 (a)
                                               -----------       ----------
                                               (Unaudited)
LIABILITIES

Manufacturing activities -

   Current liabilities:

     Short-term borrowings                     $ 64,394,000     $ 58,760,000
     Trade accounts payable                      45,517,000       53,277,000
     Accrued liabilities and income taxes        74,505,000       74,623,000
                                                -----------      -----------

     Total current liabilities                  184,416,000      186,660,000

   Long-term borrowings                          38,606,000       39,702,000
   Deferred income taxes                         17,826,000       17,826,000
                                                -----------      -----------

   Total manufacturing liabilities              240,848,000      244,188,000

Financial services activities -

   Short-term borrowings                        130,789,000      127,690,000
                                                -----------      -----------

Total liabilities                               371,637,000      371,878,000

SHAREHOLDERS' EQUITY

Common stock - par value                         45,911,000       45,832,000

Capital in excess of par value                   56,002,000       54,464,000

Retained earnings                               167,385,000      162,095,000

Treasury stock                                  (10,890,000)     (10,949,000)

Deferred stock awards                            (2,194,000)      (1,046,000)

Foreign currency translation                     (3,932,000)      (2,315,000)
                                                -----------      -----------

Total shareholders' equity                      252,282,000      248,081,000
                                                -----------      -----------

Total liabilities and
 shareholders' equity                          $623,919,000     $619,959,000
                                                ===========      ===========

See notes to consolidated condensed financial statements.

(a) The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date.

                  FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                           Three Months Ended March 31

                                                   1996             1995
                                               ------------     --------
Operating activities:
   Net income                                  $ 11,851,000     $ 10,793,000
   Depreciation                                   3,277,000        2,923,000
   Amortization                                   1,095,000        1,136,000
   Working capital changes and other            (12,078,000)      (4,494,000)
                                                -----------      -----------

   Net cash provided by operating
    activities                                    4,145,000       10,358,000

Investing activities:
   Purchases of properties and
    equipment                                    (4,028,000)      (4,008,000)
   Principal extensions under
    lease financing agreements                  (23,726,000)     (26,388,000)
   Principal collections under
    lease financing agreements                   20,152,000       22,749,000
   Payments for purchases of companies,
    net of cash acquired                           (685,000)         (65,000)

   Other, net                                       276,000       (1,417,000)
                                                -----------      -----------

   Net cash used for investing
    activities                                   (8,011,000)      (9,129,000)

Financing activities:
   Addition to short-term
    borrowings                                    7,439,000        3,291,000
   Addition (reduction) to
    long-term borrowings                           (987,000)       5,560,000
   Purchases of treasury stock                                    (3,049,000)
   Cash dividends paid to
    shareholders                                (12,240,000)     (10,435,000)
   Other, net                                       304,000           95,000
                                                -----------      -----------

   Net cash used for financing
   activities                                    (5,484,000)      (4,538,000)
                                                -----------      -----------

Decrease in cash and cash
 equivalents                                     (9,350,000)      (3,309,000)
Cash and cash equivalents at
 beginning of period                              9,350,000        4,605,000
                                                -----------      -----------

Cash and cash equivalents at
 end of period                                 $    ---         $  1,296,000
                                                ===========      ===========


See notes to consolidated condensed financial statements.

              FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES


NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

1. It is suggested that the consolidated condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Registrant's Proxy Statement for the Annual Meeting of Shareholders held on April 17, 1996.

2. In the opinion of the Registrant, the information contained herein reflects all adjustments necessary to present fairly the Registrant's financial position, results of operations and cash flows for the interim periods. Such adjustments are of a normal recurring nature. The operating results for the three months ended March 31, 1996, are not necessarily indicative of the results to be expected for the full year of 1996.

3. Interest paid for the three-month periods ended March 31, 1996 and 1995 was $3,535,000 and $3,052,000, respectively. Income taxes paid for these same periods were $604,000 and $1,533,000, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.


             FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND
RESULTS OF OPERATIONS
FIRST QUARTER 1996

Comparison with First Quarter 1995

First quarter net income of $11.9 million, or $.26 per share, increased 10% over the $10.8 million, or $.24 per share, achieved in the first quarter of 1995. First quarter sales of $210.8 million increased 13% over last year's $187.1 million. New business of $222.0 million increased 23% over the $180.3 million booked in last year's first quarter. Excluding the impact of the acquisition of Bronto which occurred in mid-1995, sales increased 7% and new business increased 17% over last year. Backlogs stood at $263.4 million compared with $254.2 million a year ago.

The Safety Products, Tool and Sign groups all posted strong earnings increases in the first quarter compared with a year ago. Earnings for the Vehicle Group, which were adversely affected by Bronto, declined.

The Safety Products Group achieved a 22% increase in operating income on a 21% increase in sales. All of the group's operations contributed to these results except Justrite which experienced lower sales and earnings. While Justrite's U.S.- oriented markets are weak, the Registrant expects improvement through the course of the year.

The Vehicle Group's sales increased 14% while earnings declined 9% compared to last year's first quarter. Excluding the impact of Bronto, which was acquired in mid-1995 and which experienced a first quarter operating loss, the group's sales and earnings were essentially flat with last year's first quarter results, a quarter which was bolstered by unusually high sales and earnings achieved by the fire apparatus businesses. In addition to Bronto's historical pattern of late year earnings, it is proceeding with a planned reorganization of the non-fire related industrial aerial lift business which is adversely impacting short term earnings performance. New business for the group increased 28% over the prior year, notwithstanding continued slowness in its European vehicle markets. Domestically, municipal markets were fairly strong while domestic industrial markets for vehicles, while much smaller, continued to be slow.

Tool Group earnings increased 8% while sales declined slightly from the strong first quarter results posted a year ago. The group's die components and precision parts businesses continued to achieve improving levels of productivity offsetting the impact of slightly lower domestic sales during the quarter; however, domestic orders in the first quarter exceeded the strong orders experienced a year ago. The group's cutting tool businesses achieved strong earnings increases; however, sales gains were modest, in part the result of discontinuing certain lines of low margin rotary cutting tools.

The Sign Group continued to achieve significantly improved results during the first quarter. The group's earnings increased 39% on a sales increase of 15%. These results reflect the group's improved market segment focus and actions taken to increase productivity. Also, the group's orders increased 65% over the prior year's first quarter. While the Registrant does not anticipate that rate of increase to continue throughout the year, it is confident of a full year of strong orders and resultant increase in market share.

Due to the timing of certain of the Registrant's new orders, as well as lead times in the fire apparatus businesses, the Registrant continues to expect the latter part of the year to be stronger than the earlier part. Despite weaknesses in the European vehicle markets and the Registrant's need to address the non-strategic, non-fire related industrial businesses at Bronto, the Registrant anticipates that the domestic municipal markets and overall international markets will remain strong.

Cost of sales as a percent of net sales increased from 69.6% in the first quarter of 1995 to 70.1% in the first quarter of 1996. The percentage increase was attributed to the sales increase in the Vehicle Group, which tends to have lower gross margins than the other groups, as well as the adverse impact of Bronto which experienced lower gross margins than the rest of the Vehicle Group. Selling, general and administrative expenses as a percent of net sales remained a constant 19.9% at both March 31, 1996 and 1995. The effective tax rate for the first quarter of 1996 was 33.7% compared to the first quarter 1995 rate of 34.2%. The decrease mainly resulted from increased tax-exempt interest income as a percent of total income.

Seasonality of Registrant's Business

Certain of the Registrant's businesses are susceptible to the influences of seasonal buying or delivery patterns. The Registrant's businesses which tend to have lower sales in the first calendar quarter compared to other quarters as a result of these influences are signage, street sweeping, outdoor warning, municipal emergency signal products, parking systems and aerial access platform operations.

Financial Position and Liquidity at March 31, 1996

The current ratio applicable to manufacturing activities was 1.3 at March 31, 1996 and December 31, 1995. Working capital (manufacturing operations) at March 31, 1996 was $50.3 million compared to $48.8 million at the most recent year end. The increase in working capital results from record setting shipment levels in the first quarter as well as inventory purchases made in anticipation of orders that are expected to ship in the second quarter of 1996, particularly in the Vehicle Group. The debt to capitalization ratio applicable to manufacturing activities was 29% at March 31, 1996 and December 31, 1995. The debt to capitalization ratio applicable to financial services activities was 87% at March 31, 1996 and December 31, 1995.

Capital expenditures were $4.0 million for the first three months of 1996 and 1995. Capital expenditures for the full year 1995 were $15.7 million. The Registrant anticipates that capital expenditures for the full year 1996 will be approximately 30% to 50% greater than 1995 full year amounts. At March 31, 1996 the Registrant held 540,058 shares of treasury stock at a cost of $10.9 million. Modest amounts of additional shares are being considered for purchase in the open market during the remainder of 1996. Current financial resources and anticipated funds from the Registrant's operations are expected to be adequate to meet future cash requirements.



Part II. Other Information

      Responses to items one, two, three, five and six are omitted since these items are either inapplicable or the response thereto would be negative.

Item 4. Submission of Matters to a Vote of Security Holders.

At its Annual Meeting of Stockholders on April 17, 1996, the stockholders of the Registrant voted to elect two directors and to approve the Federal Signal Corporation Stock Benefit Plan.

J. Patrick Lannan, Jr. was re-elected a director for a three-year term. Holders of 35,644,252 shares voted for the re-election, 193,588 shares withheld votes, 9,535,341 shares did not vote and there were no broker nonvotes.

James A. Lovell, Jr. was re-elected a director for a three-year term. Holders of 35,663,945 shares voted for the re-election, 173,895 shares withheld votes, 9,535,341 shares did not vote and there were no broker nonvotes.

Holders of 32,747,896 shares voted for the Federal Signal Corporation Stock Benefit Plan and 1,619,290 voted against it.

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Signal Corporation

By:_____________________________________________________

Henry L. Dykema
Vice President and Chief Financial Officer

Date: May 8, 1996