Form 10-Q
period 1996-06-30
FEDERAL SIGNAL CORP /DE/
filed 1996-08-14
CIK 277509

FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

                               (Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                          EXCHANGE ACT OF 1934

              For the quarterly period ended June 30, 1996

                                   OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

Commission file number: 1-6003


                       Federal Signal Corporation

            State or other jurisdiction of (I.R.S. Employer incorporation or organization Identification No.)

                          Delaware 36-1063330

                       Federal Signal Corporation
                         1415 West 22nd Street
                          Oak Brook, IL 60521
                             (630) 954-2000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of 7/31/96.

Title                                     Outstanding

Common stock, $1.00 par value             45,387,721

Part I.  Financial Information

Item 1.  Financial Statements


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


          FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)

                                                 Three Months Ended June 30           Six Months Ended June 30
                                                    1996             1995               1996            1995

Net sales                                       $232,272,000     $199,355,000       $443,065,000    $386,487,000

Costs and expenses:

   Cost of sales                                 161,851,000      138,058,000        309,514,000     268,327,000
   Selling, general and administrative            43,354,000       36,621,000         85,272,000      73,907,000

   Other (income) and expenses:
     Interest expense                              3,704,000        3,336,000          7,334,000       6,498,000
     Other (income) expense                         (736,000)        (488,000)        (1,018,000)       (475,000)
                                                 -----------      -----------        -----------     -----------

                                                 208,173,000      177,527,000        401,102,000     348,257,000
                                                 -----------      -----------        -----------     -----------

Income before income taxes                        24,099,000       21,828,000         41,963,000      38,230,000

Income taxes                                       8,121,000        7,349,000         14,134,000      12,958,000
                                                 -----------      -----------        -----------     -----------

Net income                                      $ 15,978,000     $ 14,479,000       $ 27,829,000    $ 25,272,000
                                                 ===========      ===========        ===========     ===========


COMMON STOCK DATA:

Net income per share                            $        .35     $        .32       $        .61    $        .55
                                                 ===========      ===========        ===========     ===========

Average common shares outstanding                 45,979,000       45,875,000         45,970,000      45,846,000

Cash dividends per share of common stock        $       .145     $       .125       $        .29    $        .25



See notes to consolidated condensed financial statements.

                         FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS
                                               June 30          December 31
                                                 1996             1995 (a)
                                             -----------        ----------
                                             (Unaudited)
ASSETS

Manufacturing activities -

   Current assets:

     Cash and cash equivalents               $  1,802,000      $  9,350,000

     Trade accounts receivable, net of
      allowances for doubtful accounts        136,422,000       122,913,000

     Inventories:
       Raw materials                           49,594,000        40,487,000
       Work in process                         26,902,000        32,286,000
       Finished goods                          28,915,000        24,675,000

     Prepaid expenses                           5,485,000         5,763,000
                                              -----------       -----------

     Total current assets                     249,120,000       235,474,000

   Properties and equipment:

     Land                                       5,228,000         5,703,000

     Buildings and improvements                40,094,000        38,493,000

     Machinery and equipment                  128,745,000       120,554,000

     Accumulated depreciation                 (92,540,000)      (86,296,000)
                                              -----------       -----------

     Net properties and equipment              81,527,000        78,454,000

   Intangible assets, net of
    accumulated amortization                  163,768,000       146,774,000

   Other deferred charges and assets           12,429,000        11,722,000
                                              -----------       -----------

   Total manufacturing assets                 506,844,000       472,424,000

Financial services activities -

   Lease financing receivables, net of
    allowances for doubtful accounts          155,507,000       147,535,000
                                              -----------       -----------

Total assets                                 $662,351,000      $619,959,000
                                              ===========       ===========

See notes to consolidated condensed financial statements.

(a) The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date.

                        FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES


CONSOLIDATED CONDENSED BALANCE SHEETS -- Continued

                                               June 30          December 31
                                                 1996             1995 (a)
                                             -----------        ----------
                                             (Unaudited)
LIABILITIES

Manufacturing activities -

   Current liabilities:

     Short-term borrowings                   $ 84,082,000      $ 58,760,000
     Trade accounts payable                    48,580,000        53,277,000
     Accrued liabilities and income taxes      78,164,000        74,623,000
                                              -----------       -----------

     Total current liabilities                210,826,000       186,660,000

   Long-term borrowings                        38,286,000        39,702,000
   Deferred income taxes                       17,826,000        17,826,000
                                              -----------       -----------

   Total manufacturing liabilities            266,938,000       244,188,000

Financial services activities -

   Short-term borrowings                      134,693,000       127,690,000
                                              -----------       -----------

Total liabilities                             401,631,000       371,878,000


SHAREHOLDERS' EQUITY

Common stock - par value                       45,936,000        45,832,000

Capital in excess of par value                 56,316,000        54,464,000

Retained earnings                             176,777,000       162,095,000

Treasury stock                                (11,965,000)      (10,949,000)

Deferred stock awards                          (1,931,000)       (1,046,000)

Foreign currency translation                   (4,413,000)       (2,315,000)
                                              -----------       -----------

Total shareholders' equity                    260,720,000       248,081,000
                                              -----------       -----------

Total liabilities and
 shareholders' equity                        $662,351,000      $619,959,000
                                              ===========       ===========

See notes to consolidated condensed financial statements.

(a) The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date.

                       FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                           Six Months Ended June 30

                                            1996              1995
                                        ------------      --------
Operating activities:
   Net income                           $ 27,829,000       $25,272,000
   Depreciation                            6,610,000         5,896,000
   Amortization                            2,471,000         2,257,000
   Working capital changes and other     (19,738,000)      (20,513,000)
                                         -----------       -----------

   Net cash provided by operating
    activities                            17,172,000        12,912,000

Investing activities:
   Purchases of properties and
    equipment                             (7,259,000)       (9,642,000)
   Principal extensions under
    lease financing agreements           (49,331,000)      (53,649,000)
   Principal collections under
    lease financing agreements            41,359,000        44,973,000
   Payments for purchases of companies,
    net of cash acquired                 (23,593,000)       (2,127,000)
   Other, net                              1,430,000        (4,723,000)
                                         -----------       -----------

   Net cash used for investing
    activities                           (37,394,000)      (25,168,000)

Financing activities:
   Addition to short-term
    borrowings                            32,613,000        21,382,000
   Addition (reduction) to
    long-term borrowings                  (1,511,000)        5,218,000
   Purchases of treasury stock              (189,000)       (3,049,000)
   Cash dividends paid to
    shareholders                         (18,822,000)      (16,101,000)
   Other, net                                583,000           201,000
                                         -----------       -----------

   Net cash provided by financing
   activities                             12,674,000         7,651,000
                                         -----------       -----------

Decrease in cash and cash
 equivalents                              (7,548,000)       (4,605,000)
Cash and cash equivalents at
 beginning of period                       9,350,000         4,605,000
                                         -----------       -----------

Cash and cash equivalents at
 end of period                          $  1,802,000      $    ---
                                         ===========       =======


See notes to consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

1. It is suggested that the consolidated condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Registrant's Proxy Statement for the Annual Meeting of Shareholders held on April 17, 1996.

2. In the opinion of the Registrant, the information contained herein reflects all adjustments necessary to present fairly the Registrant's financial position, results of operations and cash flows for the interim periods. Such adjustments are of a normal recurring nature. The operating results for the three months and six months ended June 30, 1996, are not necessarily indicative of the results to be expected for the full year of 1996.

3. Interest paid for the six-month periods ended June 30, 1996 and 1995 was $7,029,000 and $7,417,000, respectively. Income taxes paid for these same periods were $10,027,000 and $14,175,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND
RESULTS OF OPERATIONS
SECOND QUARTER 1996

Comparison with Second Quarter 1995

Net income in the second quarter of $16.0 million, or $.35 per share, increased 10% over the $14.5 million, or $.32 per share, earned a year ago. Second quarter sales of $232.3 million increased 17% over the $199.4 million reported in the second quarter of 1995. New business increased 6% over the prior year to $215.7 million. A portion of the sales and new business increases resulted from the acquisitions of Bronto and Victor Industries which occurred August 4, 1995 and June 3, 1996, respectively. Backlogs decreased to $245.0 million compared to $259.3 a year ago.

In the second quarter, earnings gains at the Tool and Sign groups were very strong; gains at the Vehicle Group were solid and the Safety Products Group's earnings declined.

The Vehicle Group achieved an 8% increase in second quarter earnings on a sales gain of 17%. Both domestic and foreign businesses, except Bronto, had better earnings in the second quarter than a year ago. The group's operating margin was adversely affected by a loss at Bronto. Bronto has essentially completed its reorganization plan and is expected to be profitable in the second half of 1996. Vehicle Group backlogs and orders anticipated for the balance of the year should significantly improve earnings and operating margin compared to both the first half of 1996 and the last half of 1995. During the first six months, fire apparatus orders increased strongly over the prior year while order increases at our environmental products business were more modest.

The Safety Products Group's sales increased 13% while earnings declined 8%. The group's operating margin was affected by a significant increase in development expenses and a change in product mix, a short-term situation for which the Registrant expects some improvement by the fourth quarter. Orders increased significantly at the group's signaling products and parking operations with modest increases also posted by the environmental safety operations.

Tool Group earnings in the second quarter increased 19% on an increase in sales of 6% with all of the group's businesses achieving improved results. Both domestic and foreign operations contributed to the group's significantly increased earnings. The group's precision punch and die component businesses posted significant earnings gains on solid sales increases and higher manufacturing productivity. Cutting tool businesses achieved significantly improved earnings in the second quarter from substantial increases in sales as well as from improved product mix.

The Sign Group's earnings increased 52% in the second quarter driven by a 44% increase in sales. The group's orders for the second quarter were lower compared to a very strong quarter a year ago; however, for the first six months, the group had a strong increase in incoming orders and its markets remain very strong.

Cost of sales as a percent of net sales increased from 69.3% in the second quarter of 1995 to 69.7% in the second quarter of 1996. The percentage increase was principally attributed to the large sales increases in the Sign and Vehicle groups, which tend to have lower gross margins than the other groups. Selling, general and administrative expenses as a percent of net sales increased to 18.7% in the second quarter of 1996 from 18.4% in the second quarter of 1995. The increase was primarily attributed to an increase in research and development programs. The effective tax rate for the second quarter of 1996 was 33.7% and was consistent with the rate in the second quarter of 1995.

Comparison of First Six Months 1996 to Same Period 1995

For the first six months, earnings per share totaled $.61, an increase of 11% over the $.55 per share achieved in the same period a year ago. Net income for the first six months reached $27.8 million, increasing 10% over the $25.3 million last year. Sales for the period increased 15% to $443.1 million compared to $386.5 million reported last year. Orders for the first six months of 1996 were 14% higher than a year ago.

Cost of sales as a percent of net sales increased to 69.9% in the first six months of 1996 from 69.4% in the first six months of 1995. The percentage increase was primarily due to the reasons cited above for the second quarter. Selling, general and administrative expenses increased slightly to 19.2% of net sales in the first six months of 1996 from 19.1% in the same period a year ago. The effective tax rate was 33.7% for the first half of 1996 compared to 33.9% for the first half of 1995.

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

Financial Position and Liquidity at June 30, 1996

The current ratio applicable to manufacturing activities was 1.2 at June 30, 1996 compared to 1.3 at December 31, 1995. Working capital (manufacturing operations) at June 30, 1996 was $38.3 million compared to $48.8 million at the most recent year end. The decrease in working capital resulted from additional short term borrowing for the acquisition of Victor which is discussed below. The debt to capitalization ratio applicable to manufacturing activities was 32% at June 30, 1996 compared to 29% at December 31, 1995. The debt to capitalization ratio applicable to financial services activities was 87% at June 30, 1996 and December 31, 1995. The increase in manufacturing debt resulted primarily from debt used for acquisition of Victor Industries Limited (see "Other Events" below).

Capital expenditures during the first six months of 1996 were $7.3 million compared to $9.6 million for the same period a year ago. Over half of the 1996 year-to-date capital expenditures relate to investments made in the Tool and Safety Products Groups to increase capacity and improve productivity. Capital expenditures for the full year 1995 were $15.7 million. The Registrant anticipates that capital expenditures for the full year 1996 will be comparable to the prior year amounts. At June 30, 1996 the Registrant held 585,958 shares of treasury stock at a cost of $12.0 million. Modest amounts of additional shares are being considered for purchase in the open market during the remainder of 1996. Current financial resources and anticipated funds from the Registrant's operations are expected to be adequate to meet future cash requirements.

Other Events

On June 3, 1996, the Registrant acquired for cash the equity of Victor Industries Limited ("Victor"). Victor, headquartered in Newcastle, England is the leading manufacturer of hazardous area lighting products in the United Kingdom and supplies hazardous area industrial lighting to over 40 countries worldwide.


Part II.  Other Information

Responses to items one through six are omitted since these items are either inapplicable or the response thereto would be negative


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Signal Corporation

By:_____________________________________________________
Henry L. Dykema
Vice President and Chief Financial Officer

Date: 8/14/96