Form 10-Q
period 1996-09-30
FEDERAL SIGNAL CORP /DE/
filed 1996-11-14
CIK 277509

FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

                                        OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

Commission file number: 1-6003


                            Federal Signal Corporation
              (Exact name of Registrant as specified in its charter)

Delaware                                  36-1063330
(State or other jurisdiction of           (I.R.S. Employer
incorporation or organization)            Identification No.)

1415 West 22nd Street
Oak Brook, IL  60521
(Address of principal executive offices)  (Zip code)

                                  (630) 954-2000
               (Registrant's telephone number including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of October 31, 1996.

Title                                     Outstanding

Common stock, $1.00 par value             45,396,182

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


                                          FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)


                                              Three Months Ended September 30       Nine Months Ended September 30
                                                      1996               1995             1996                1995

Net sales                                    $230,348,000        $207,880,000     $673,413,000        $594,367,000

Costs and expenses:

   Cost of sales                              159,672,000         145,067,000      469,186,000         413,394,000
   Selling, general and administrative         43,073,000          37,865,000      128,345,000         111,772,000

   Other (income) and expenses:
     Interest expense                           4,047,000           3,427,000       11,381,000           9,925,000
Other (income) expense                           (139,000)           (315,000)      (1,157,000)           (790,000)
                                              -----------         -----------      -----------         -----------

                                              206,653,000         186,044,000      607,755,000         534,301,000
                                              -----------         -----------      -----------         -----------

Income before income taxes                     23,695,000          21,836,000       65,658,000          60,066,000

Income taxes                                    7,808,000           7,207,000       21,942,000          20,165,000
                                              -----------         -----------      -----------         -----------

Net income                                   $ 15,887,000        $ 14,629,000     $ 43,716,000        $ 39,901,000
                                              ===========         ===========      ===========         ===========


COMMON STOCK DATA:

Net income per share                         $        .35        $        .32     $        .95        $        .87
                                              ===========         ===========      ===========         ===========

Average common shares outstanding              45,879,000          45,894,000       45,940,000          45,862,000

Cash dividends per share of common stock     $       .145        $       .125     $       .435        $       .375



See notes to consolidated condensed financial statements.

                   FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS
                                            September 30       December 31
                                                    1996              1995(a)
                                             (Unaudited)
ASSETS

Manufacturing activities -

  Current assets:

    Cash and cash equivalents               $  4,078,000      $  9,350,000

    Trade accounts receivable, net of
     allowances for doubtful accounts        143,083,000       122,913,000

    Inventories:
      Raw materials                           50,752,000        40,487,000
      Work in process                         24,753,000        32,286,000
      Finished goods                          28,402,000        24,675,000

    Prepaid expenses                           4,601,000         5,763,000
                                             -----------       -----------

    Total current assets                     255,669,000       235,474,000

  Properties and equipment:

    Land                                       5,278,000         5,703,000

    Buildings and improvements                40,424,000        38,493,000

    Machinery and equipment                  134,400,000       120,554,000

    Accumulated depreciation                 (96,076,000)      (86,296,000)
                                             -----------       -----------

    Net properties and equipment              84,026,000        78,454,000

  Intangible assets, net of
   accumulated amortization                  170,873,000       146,774,000

  Other deferred charges and assets           12,161,000        11,722,000
                                             -----------       -----------

  Total manufacturing assets                 522,729,000       472,424,000

Financial services activities -

  Lease financing receivables, net of
   allowances for doubtful accounts          165,151,000       147,535,000
                                             -----------       -----------

Total assets                                $687,880,000      $619,959,000
                                             ===========       ===========

See notes to consolidated condensed financial statements.

(a) The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date.

                   FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

                                            September 30       December 31
                                                    1996              1995(a)
                                             (Unaudited)
LIABILITIES

Manufacturing activities -

  Current liabilities:

    Short-term borrowings                   $ 87,598,000      $ 58,760,000
    Trade accounts payable                    49,057,000        53,277,000
    Accrued liabilities and income taxes      81,322,000        74,623,000
                                             -----------       -----------

    Total current liabilities                217,977,000       186,660,000

  Long-term borrowings                        37,866,000        39,702,000
  Deferred income taxes                       17,826,000        17,826,000
                                             -----------       -----------

  Total manufacturing liabilities            273,669,000       244,188,000

Financial services activities -

  Short-term borrowings                      143,032,000       127,690,000
                                             -----------       -----------

Total liabilities                            416,701,000       371,878,000


SHAREHOLDERS' EQUITY

Common stock - par value                      45,938,000        45,832,000

Capital in excess of par value                56,280,000        54,464,000

Retained earnings                            186,036,000       162,095,000

Treasury stock                               (11,470,000)      (10,949,000)

Deferred stock awards                         (1,665,000)       (1,046,000)

Foreign currency translation                  (3,940,000)       (2,315,000)
                                             -----------       -----------

Total shareholders' equity                   271,179,000       248,081,000
                                             -----------       -----------

Total liabilities and
 shareholders' equity                       $687,880,000      $619,959,000
                                             ===========       ===========

See notes to consolidated condensed financial statements.

(a) The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date.

                   FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                         Nine Months Ended September 30

                                                1996                1995
                                        ------------        ------------
Operating activities:
   Net income                           $ 43,716,000         $39,901,000
   Depreciation                            9,846,000           8,886,000
   Amortization                            3,869,000           3,366,000
   Working capital changes and other     (19,611,000)        (22,535,000)
                                         -----------         -----------

   Net cash provided by operating
    activities                            37,820,000          29,618,000

Investing activities:
   Purchases of properties and
    equipment                            (11,471,000)        (12,351,000)
   Principal extensions under
    lease financing agreements           (86,047,000)        (87,925,000)
   Principal collections under
    lease financing agreements            68,431,000          70,620,000
   Payments for purchases of companies,
    net of cash acquired                 (27,615,000)        (31,066,000)
   Other, net                                778,000          (6,199,000)
                                         -----------         -----------

   Net cash used for investing
    activities                           (55,924,000)        (66,921,000)

Financing activities:
   Addition to short-term
    borrowings                            44,470,000          53,685,000
   Addition (reduction) to
    long-term borrowings                  (1,939,000)          4,723,000
   Purchases of treasury stock            (4,877,000)         (3,049,000)
   Cash dividends paid to
    shareholders                         (25,487,000)        (21,767,000)
   Other, net                                665,000             250,000
                                         -----------         -----------

   Net cash provided by financing
   activities                             12,832,000          33,842,000
                                         -----------         -----------

Decrease in cash and cash
 equivalents                              (5,272,000)         (3,461,000)
Cash and cash equivalents at
 beginning of period                       9,350,000           4,605,000
                                         -----------         -----------

Cash and cash equivalents at
 end of period                          $  4,078,000        $  1,144,000
                                         ===========         ===========


See notes to consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

1. It is suggested that the consolidated condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Registrant's Proxy Statement for the Annual Meeting of Shareholders held on April 17, 1996.

2. In the opinion of the Registrant, the information contained herein reflects all adjustments necessary to present fairly the Registrant's financial position, results of operations and cash flows for the interim periods. Such adjustments are of a normal recurring nature. The operating results for the three months and nine months ended September 30, 1996, are not necessarily indicative of the results to be expected for the full year of 1996.

3. Interest paid for the nine-month periods ended September 30, 1996 and 1995 was $11,592,000 and $10,482,000, respectively. Income taxes paid for these same periods were $15,881,000 and $20,539,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Comparison of Third Quarter 1996 with Third Quarter 1995

Net income in the third quarter of $15.9 million, or $.35 per share, increased 9% over the $14.6 million, or $.32 per share, earned a year ago. Third quarter sales of $230.3 million increased 11% over the $207.9 million reported in the third quarter of 1995. New business increased 28% over the prior year to $230.7 million. A portion of the sales and new business increases resulted from the acquisitions of Bronto and Victor Industries which occurred August 4, 1995 and June 3, 1996, respectively. Backlogs decreased to $246.7 million compared to $257.6 a year ago.

All four groups increased sales and earnings in the third quarter, with the strongest performances coming from the Vehicle and Tool groups.

The Vehicle Group's earnings increased 17% in the third quarter on a sales increase of 5%; orders were up 40%. Strong orders earlier this year at Emergency One contributed to significant increases in fire apparatus sales and earnings. Fire apparatus order strength continued, rising more than 70% over last year's third quarter with substantial gains at both Emergency One and Bronto. In addition to increased market strength, Bronto's restructured focus on the fire market enabled it to post an operating profit following losses in the first two quarters of this year. Environmental products' increase in earnings was led by strong performances from all companies except Ravo, which continued to suffer from a slow order rate earlier in the year. Ravo's new orders showed nice improvement this past quarter compared to last year.

The Tool Group achieved a sales and earnings increase of 10% while order rates in both carbide cutting and precision punch and die components were strong. The group further enhanced its competitive position in both the can tooling and European precision punch markets through two small acquisitions in the third quarter.

Safety Products Group sales increased 27% but earnings increased just 3%. The group's results were enhanced by the recently acquired Victor Products as well as strong performances by the group's parking and environmental safety businesses; but, the group's operating margin was narrowed again by this year's planned increase in product development expenses and a short-term change in product mix.

Sales for the Sign Group increased 18% while earnings increased just 6%. While orders in the third quarter declined 6% after a strong first half, markets continue to be strong and orders for the near term are expected to improve over recent levels. Earnings growth for the group did not keep pace with the sales increase due largely to an unusually high margin level in last year's third quarter.

Cost of sales as a percent of net sales decreased from 69.8% in the third quarter of 1995 to 69.3% in the third quarter of 1996. The percentage decrease was principally attributed to productivity improvements in the Vehicle Group. Selling, general and administrative expenses as a percent of net sales increased to 18.7% in the third quarter of 1996 from 18.2% in the third quarter of 1995. The increase was primarily attributed to an increase in research and development programs. The effective tax rate for the third quarter of 1996 was 33.0% and was consistent with the rate in the third quarter of 1995.

Comparison of First Nine Months 1996 to Same Period 1995

For the first nine months, earnings per share totaled $.95, an increase of 9% over the $.87 per share achieved in the same period a year ago. Net income for the first nine months reached $43.7 million, increasing 10% over the $39.9 million last year. Sales for the period increased 13% to $673.4 million compared to $594.4 million reported last year. Orders for the first nine months of 1996 were 18% higher than a year ago.

Cost of sales as a percent of net sales increased slightly to 69.7% in the first nine months of 1996 from 69.6% in the first nine months of 1995. Selling, general and administrative expenses increased to 19.1% of net sales in the first nine months of 1996 from 18.8% in the same period a year ago. The percentage increase was mainly due to the reasons cited above for the third quarter of 1996. The effective tax rate was 33.4% for the first nine of 1996 compared to 33.6% for the first nine months of 1995.

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

Financial Position and Liquidity at September 30, 1996

The current ratio applicable to manufacturing activities was 1.2 at September 30, 1996 compared to 1.3 at December 31, 1995. Working capital (manufacturing operations) at September 30, 1996 was $37.7 million compared to $48.8 million at the most recent year end. The decrease in working capital resulted from additional short term borrowing for the acquisition of Victor on June 3, 1996. The debt to capitalization ratio applicable to manufacturing activities was 32% at September 30, 1996 compared to 29% at December 31, 1995. The debt to capitalization ratio applicable to financial services activities was 87% at September 30, 1996 and December 31, 1995. The increase in manufacturing debt resulted primarily from debt arising from the acquisitions of Victor and the two tool companies mentioned earlier.

Capital expenditures during the first nine months of 1996 were $11.5 million compared to $12.4 million for the same period a year ago. Over half of the 1996 year-to-date capital expenditures relate to investments made in the Tool and Safety Products Groups to increase capacity and improve productivity. Capital expenditures for the full year 1995 were $15.7 million. The Registrant anticipates that capital expenditures for the full year 1996 will be comparable to the prior year amounts. At September 30, 1996 the Registrant held 550,958 shares of treasury stock at a cost of $11.5 million. Modest amounts of additional shares are being considered for purchase in the open market during the remainder of 1996. Current financial resources and anticipated funds from the Registrant's operations are expected to be adequate to meet future cash requirements.



Part II.  Other Information

      Responses to items one through six are omitted since these items are either inapplicable or the response thereto would be negative.


                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           Federal Signal Corporation

11/14/96                 By:__________________________________________________
Date                        Henry L. Dykema, Vice President and Chief Financial
                            Officer