Form 10-K
period 1996-12-31
FEDERAL SIGNAL CORP /DE/
filed 1997-03-24
CIK 277509

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                   For the fiscal year ended December 31, 1996
                                       OR
   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

           For the transition period from __________ to __________

                          Commission File Number 1-6003

                           FEDERAL SIGNAL CORPORATION
           (Exact name of the Registrant as specified in its charter)

             DELAWARE                                    36-1063330
  (State or other jurisdiction of                     (I.R.S. Employer
  incorporation or organization)                     Identification No.)

      1415 West 22nd Street,
        Oak Brook,  Illinois 60521 (Address of principal executive offices) (Zip
Code) The Registrant's telephone number, including area code (630) 954-2000 Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of Each Exchange
        Title of Each Class on Which Registered Common Stock, par value $1.00 per share, New York Stock Exchange with preferred share purchase rights

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of voting stock held by nonaffiliates of the Registrant as of March 1, 1997.
                Common stock, $1.00 par value -- $992,989,974

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of March 1, 1997.
              Common stock, $1.00 par value -- 45,427,574 shares

                       Documents Incorporated by Reference
Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on April 16, 1997, are incorporated by reference into Parts I, II and III.

                                     PART I


Item 1.    Business.

    Federal Signal Corporation, founded in 1901, was reincorporated as a Delaware Corporation in 1969. The company is a manufacturer and worldwide supplier of safety, signaling and communications equipment, fire rescue products, street sweeping and vacuum loader vehicles, parking control equipment, custom on-premise signage, carbide cutting tools, precision punches and related die components.

    Products   produced  and  services   rendered  by  the  Registrant  and  its
subsidiaries (referred to collectively as the "Registrant" herein, unless context otherwise indicates) are divided into groups (business segments) as follows: Safety Products, Sign, Tool and Vehicle. This classification of products and services is based upon the Registrant's historical divisional structure established by management for the purposes of internal control, marketing and accounting.

    Developments,   including   acquisitions  and  divestitures  of  businesses,
considered significant to the company or individual segments are described under the following discussions of the applicable groups.

    The Financial Review sections, "Consolidated Results of Operations", "Group Operations", "Financial Position and Cash Flow", and Note M - Segment
Information contained in the Proxy Statement for the Annual Meeting of Shareholders to be held on April 16, 1997, are incorporated herein by reference.

Safety Products Group

    The Safety Products Group includes the Signal Products Division, Target Tech, Aplicaciones Tecnologicas VAMA S.A. (VAMA), Victor Industries Ltd. (Victor), Justrite Manufacturing Company (Justrite), and Federal APD.

    Safety Products Group products  manufactured  by the Registrant  consist of:
(1) a variety of visual and audible warning, signaling and lighting devices used by private industry, federal, state and local governments, building contractors, police, fire and medical fleets, utilities and civil defense; (2) safety containment products for handling and storing hazardous materials used by a wide variety of industrial and laboratory customers as well as military agencies and municipal, state and federal governments; and (3) parking, revenue control, and access control equipment and systems for parking facilities, commercial businesses, bridge and pier installation and residential developments.

    Visual and audible signaling devices include emergency vehicle warning lights, electromechanical and electronic vehicle sirens and industrial signal lights, sirens, horns, bells and solid state audible signals, hazardous area lighting, audio/visual emergency warning and evacuation systems, including weather and nuclear power plant warning notification systems and fire alarm system panels and devices.

    The safety containment products include safety cabinets for flammables and corrosives; safety and dispenser cans; waste receptacles and disposal cans; spill control pallets and overpacks; and hazardous material storage buildings, lockers, pallets and platforms. These products are designed in accordance with various regulatory codes and standards, and meet agency approvals such as Factory Mutual (FM) and Underwriters Laboratory (UL).

    Parking, revenue control, and access control equipment and systems include parking and security gates, card access readers, ticket issuing devices, coin and token units, fee computers, automatic paystations, various forms of electronic control units and personal computer based revenue and access control systems.
    Warning and signaling products, which account for the principal portion of the group's business, are marketed to both industrial and governmental users. Products are sold to industrial customers through manufacturers' representatives who sell to approximately 1,400 wholesalers. Products are also sold to governmental customers through more than 900 active independent distributors as well as through original equipment manufacturers and direct sales. International sales are made through the Registrant's independent foreign distributors or on a direct basis.

    Because of the large number of the Registrant's products, the Registrant competes with a variety of manufacturers and suppliers and encounters varying competitive conditions among its different products and different classes of customers. Because of the variety of such products and customers, no meaningful estimate of either the total number of competitors or the Registrant's overall competitive position can be made. Generally, competition is intense as to all of the Registrant's products and, as to most such products, is based on price, including competitive bidding, product reputation and performance, and product servicing. Although some competitors in certain product lines are larger than the Registrant, the Registrant believes it is the leading supplier of particular products.

    The backlog of orders of the Safety Products Group products believed to be firm at December 31, 1996 and 1995 were $18.6 million and $15.7 million, respectively. The backlog at December 31, 1996, included approximately $2.9 million of backlog attributable to Victor, which was acquired in June 1996. Almost all of the backlog of orders at December 31, 1996, are reasonably expected to be filled within the current fiscal year.

During the period 1992-1996, the following businesses were acquired and became part of the Safety Products Group:

               Principal
Entity        Headquarters       Acquired       Principal Products/Services

Victor           England         June 1996      Hazardous area industrial
                                                lighting products

Target Tech     Illinois       December 1995    Amber signaling products for
                                                construction and work vehicles

Justrite        Illinois         May 1994       Safety equipment for the
                                                storage, transfer, use and
                                                disposal of flammable and
                                                hazardous materials

VAMA              Spain          May 1992       Emergency vehicular signaling
                                                products

Sign Group

    The Sign Group, operating principally under the name "Federal Sign", designs, engineers, manufactures, installs and maintains illuminated and non-illuminated sign displays, for both sale and lease. The Registrant additionally provides sign repair services and also enters into maintenance service contracts for signs it manufactures as well as signs produced by other manufacturers. Its operations are oriented to custom designing and engineering of commercial and industrial signs or groups of signs for its customers.

    The sale and lease of signs and the sale of maintenance contracts are conducted primarily through the Registrant's direct sale organization which operates from its twenty-three principal sales and manufacturing facilities located strategically throughout the continental U.S. Customers for sign products and services consist of local commercial businesses, as well as major national and multi-national companies.

    Some of the Registrant's displays are leased to customers for terms of typically three to five years, with both the lease and the maintenance portions of many such contracts then renewed for successive periods.

    The Registrant is nationally a principal producer of high-end custom and custom-quantity signs. The Registrant has modified its marketing strategies to focus on a narrower market segment to which it can provide a more unique set of services. As a result of this change, the Registrant estimates that it now has approximately 100 regional and national competitors. Competition for sign products and services is intense and competitive factors consist largely on quality, price, project and program management capabilities, aesthetic and design considerations, and lease/maintenance services.

    Total backlog at December 31, 1996, applicable to sign products and services was approximately $52.4 million compared to approximately $61.4 million at December 31, 1995. A significant part of the Registrant's sign products and services backlog relates to sign maintenance contracts since such contracts are usually performed over long periods of time. At December 31, 1996, the Sign Group had a backlog of approximately $41.2 million compared to approximately $41.4 million at December 31, 1995, represented by in-service sign maintenance contracts. With the exception of the sign maintenance contracts, most of the backlog orders at December 31, 1996, are reasonably expected to be filled within the current fiscal year.

Tool Group

    Tool Group products are produced by the Registrant's wholly-owned subsidiaries. The die components and precision tooling operations include:
Dayton Progress Corporation, Schneider Stanznormalien GmbH (Schneider), Jamestown Precision Tooling, Inc., Technical Tooling, Inc. (TTI), and M.J. Industries (MJI). The cutting tool operations include Manchester Tool Company and Dico Corporation. Over the past five years, sales and revenue were also generated by Bassett Rotary Tool, a manufacturer of rotary carbide cutting tools, which was sold at the end of December 1996.

    The die components and precision tooling operations manufacture and purchase for resale an extensive variety of consumable standard and special die components for the metal stamping industry. These components consist of piercing punches, matched die matrixes, punch holders or retainers, can and body punches, precision ground high alloy parts and many other products related to a metal stamper's needs. The die components and precision tooling operations also produce a large variety of consumable precision metal products for customers' nonstamping needs, including special heat exchanger tools, beverage container tools, powder compacting tools and molding components.

    During the period 1992-1996, the die components and precision tooling operations continued to broaden the markets they serve through the following acquisitions:

               Principal
Entity        Headquarters       Acquired       Principal Products/Services

MJI              France         August 1996     Precision punch and die
                                                components

TTI             Minnesota        July 1996      Body punch tooling

Schneider        Germany        March 1992      Precision punch and die
                                                components

    The acquisitions of these businesses provide manufacturing capabilities on the European continent and greater access to European markets and complement and broaden the operations' can and body punch product lines.

    The carbide cutting tool operations manufacture consumable carbide and superhard insert tooling for cutoff and deep grooving metal cutting applications. In November 1992, the operations acquired Dico Corporation, a manufacturer of polycrystalline diamond and cubic boron nitride cutting tools. This product line complements the operations' carbide insert products and allowed for entry into new market niches within business areas already served.

    Because of the nature of and market for the Registrant's products, competition is keen at both domestic and international levels. Many customers have some ability to produce the product themselves, but at a cost disadvantage. Major market emphasis is placed on quality of product, delivery and level of service.

    Tool Group products are capital intensive with the only significant outside cost being the purchase of the tool steel, carbide, cubic boron nitride and polycrystalline diamond material, as well as items necessary for manufacturing. Inventories are maintained to assure prompt service to the customer with the average order for standard tools filled in less than one week for domestic shipments and within two weeks for international shipments.

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

    The Registrant's products are marketed in the United States, and many international markets, principally through industrial distributors. Foreign-owned manufacturing, sales and distribution facilities are located in Weston, Ontario; Tokyo, Japan; Warwickshire, England; Frankfurt, Germany; and Meaux, France.

    The order backlog of the Tool Group as of December 31, 1996, and December 31, 1995, were $7.6 million and $7.7 million, respectively. All of the backlog of orders at December 31, 1996, are expected to be filled within the current fiscal year.

Vehicle Group

    The Vehicle Group is composed of Emergency  One,  Inc.,  Bronto Skylift Oy
Ab (Bronto), Superior Emergency Vehicles, Ltd., Elgin Sweeper Company, Vactor Manufacturing, Inc. (Vactor), Guzzler Manufacturing, Inc. (Guzzler), and Ravo International.

    Emergency One, Inc. is a leading manufacturer of fire rescue vehicles including four-, six- and eight-wheel drive rescue trucks, tankers, pumpers, aerial ladder trucks, custom chassis, and airport rescue and fire fighting vehicles (each of aluminum construction for rust-free operation and energy efficiency).

    Superior Emergency Vehicles, Ltd. manufactures and distributes a full range of fire truck bodies primarily for the Canadian market.

    Acquired in August 1995, and headquarted in Tampere, Finland, Bronto is a leading manufacturer of vehicle-mounted aerial access platforms for fire rescue and heavy duty industrial markets. The acquisition enabled the Vehicle Group to expand its worldwide fire apparatus product offering and distribution.

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

    Vactor, acquired in June 1994, is an Illinois-based manufacturer of municipal combination catch basin/sewer cleaning vacuum trucks. This acquisition provided a significant expansion of the Vehicle Group offering of municipal equipment and enhanced the domestic and international dealer networks of both Elgin Sweeper and Vactor.

    Guzzler, acquired in March 1993, is an Alabama-based manufacturer and marketer of waste removal vehicles, using vacuum based technology, for worldwide industrial and environmental markets. The acquisition of Guzzler complemented Elgin Sweeper Company's product distribution and provided for increased exposure to the industrial marketplace for both Elgin and Guzzler.

    All of the Vehicle Group companies also sell accessories and replacement parts for their products. Ravo International also provides after-market service and support for its products in the Netherlands.

    Some products and components  thereof are not manufactured by the Registrant
but  are  purchased  for   incorporation   with  products  of  the  Registrant's
manufacture.

    A majority of Vehicle Group sales are made to domestic and overseas municipalities and other governmental units. Vacuum loader vehicles produced by Guzzler are principally sold to industrial customers. Worldwide sales are conducted by domestic and international dealers, in most areas, with some sales being made on a direct-to-user basis.

    The Registrant competes with several domestic and foreign manufacturers and due to the diversity of products offered, no meaningful estimate of either the number of competitors or the Registrant's relative position within the market can be made, although the Registrant does believe it is a major supplier within these product lines. The Registrant competes with numerous foreign manufacturers, principally in international markets.

    At December 31, 1996, the Vehicle Group backlog was $201.5 million compared to $166.7 million at December 31, 1995. A substantial majority of the orders in the backlog at December 31, 1996, are reasonably expected to be filled within the current fiscal year.

Additional Information

    The Registrant's sources and availability of materials and components are not materially dependent upon either a single vendor or very few vendors.

    The Registrant owns a number of patents and possesses rights under others to which it attaches importance, but does not believe that its business as a whole is materially dependent upon any such patents or rights. The Registrant also owns a number of trademarks which it believes are important in connection with the identification of its products and associated goodwill with customers, but no material part of the Registrant's business is dependent on such trademarks.

    The Registrant's business is not materially dependent upon research activities relating to the development of new products or services or the improvement of existing products and services, but such activities are of importance as to some of the Registrant's products. Expenditures for research and development by the Registrant were approximately $11.2 million in 1996, $7.0 million in 1995 and $7.0 million in 1994.

    Note M - Segment Information, presented in the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 16, 1997, contains information concerning the Registrant's foreign sales, export sales and operations by geographic area, and is incorporated herein by reference.

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

    No material part of the business of the Registrant is dependent either upon a single customer or very few customers. The Registrant is in substantial compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment. These provisions have had no material adverse impact upon capital expenditures, earnings or competitive position of the Registrant and its subsidiaries. The Registrant employed 6,233 people in ongoing businesses at the close of 1996. The Registrant believes relations with its employees have been very good.

Item 2.    Properties.

    As of March 1, 1997, the Registrant utilized twenty-seven principal manufacturing plants located throughout North America, as well as eleven in Europe, one in South Africa, and one in the Far East. In addition, there were forty-four sales and service/warehouse sites, with thirty-nine being domestically based and five located overseas. About half of the manufacturing facilities are owned, whereas all the sales and service/warehouse facilities are leased.

    In total, the Registrant devoted approximately 1,710,000 square feet to manufacturing and 960,000 square feet to service, warehousing and office space, as of March 1, 1997. Of the total square footage, approximately 35% is devoted to the Safety Products Group, 11% to the Sign Group, 11% to the Tool Group and 43% to the Vehicle Group. Approximately 64% of the total square footage is owned by the Registrant, with the remaining 36% being leased.

    All of the Registrant's properties, as well as the related machinery and equipment, are considered to be well-maintained, suitable and adequate for their intended purposes. In the aggregate, these facilities are of sufficient capacity for the Registrant's current business needs.

    Capital expenditures for the years ended December 31, 1996, 1995 and 1994 were $16.9 million, $15.7 million, and $11.1 million, respectively. The Registrant anticipates total capital expenditures in 1997 will be approximately 20% to 30% greater than 1996 amounts.

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

    On December 29, 1995, the Registrant settled a lawsuit with Duravision, Inc. and Manufacturers Product Research Group of North America, Inc. for $6.7 million. As a result of the settlement, the Registrant recorded a net after-tax charge to income of $4.2 million, or $.09 per share. The charge, included in other income and expense, was recorded in the fourth quarter of 1995. The resolution of this case will have no effect on the Registrant's future operating performance as it involved a discontinued product line. The Registrant is actively seeking recoveries from its original trial counsel.

Item 4.    Submission of Matters to a Vote of Security Holders.

    No matters were submitted to a vote of security holders through the solicitation of proxies or otherwise during the three months ended December 31, 1996.

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters.

    Federal Signal Corporation's Common Stock is listed and traded on the New York Stock Exchange under the symbol FSS. Market price range and dividend per share data listed in Note N - Selected Quarterly Data (Unaudited) contained in the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 16, 1997 is incorporated herein by reference. As of March 1, 1997, there were 5,194 holders of record of the Registrant's common stock.

    Certain long-term debt agreements impose restrictions on the Registrant's ability to pay cash dividends on its common stock. All of the retained earnings at December 31, 1996, were free of any restrictions.

Item 6.    Selected Financial Data.

    Selected Financial Data contained in the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 16, 1997, is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

    The Financial Review sections "Consolidated Results of Operations", "Group Operations", "Financial Services Activities", and "Financial Position and Cash Flow" contained in the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 16, 1997, are incorporated herein by reference.

Item 8.    Financial Statements and Supplementary Data.

    The consolidated financial statements and accompanying footnotes of the Registrant and the report of the independent auditors set forth in the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 16, 1997, are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

    None.

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant.

    The information under the caption "Election of Directors" contained in the the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 16, 1997, is incorporated herein by reference.

    The following is a list of the Registrant's executive officers, their ages, business experience and positions and offices as of March 1, 1997:

    Joseph J. Ross, age 51, was elected Chairman, President and Chief Executive Officer in February 1990.

    John A.  DeLeonardis,  age 49, was elected Vice  President-Taxes  in January
1992.

    Duane A. Doerle, age 41, was elected Vice President-Corporate Development in July 1996. Previously, he served as Director-Corporate Development since April 1992. He has worked for the Registrant in various capacities since October 1984.

    Henry L. Dykema, age 57, joined the Registrant as Vice President and Chief Financial Officer in January 1995. Mr. Dykema was self-employed from September 1993 to December 1994 and served as Vice President-Finance and Chief Financial Officer of Kennametal, Inc. from October 1989 to August 1993.

    Robert W. Racic, age 48, was elected Vice President and Treasurer in April 1984.

    Richard L. Ritz, age 43, was elected Vice President and Controller in January 1991.

    Kim A. Wehrenberg, age 45, was elected Vice President, General Counsel and Secretary effective October 1986.

    These officers hold office until the next annual meeting of the Board of Directors following their election and until their successors shall have been elected and qualified.

    There are no family relationships among any of the foregoing executive officers.

Item 11.   Executive Compensation.

    The information contained under the caption "Executive Compensation" of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held April 16, 1997, is incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management.

    The information contained under the caption "Security Ownership of Certain Beneficial Owners" of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held April 16, 1997, is incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions.

    The information contained under the caption "Executive Compensation" of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held April 16, 1997, is incorporated herein by reference.

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)1. Financial Statements

      The following consolidated financial statements of Federal Signal Corporation and Subsidiaries included in the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 16, 1997, are filed as a part of this report and are incorporated by reference in Item 8:

           Consolidated Balance Sheets -- December 31, 1996 and 1995

           Consolidated Statements of Income -- Years ended December 31, 1996, 1995 and 1994

           Consolidated Statements of Cash Flows -- Years ended December 31, 1996, 1995 and 1994

           Notes to Consolidated Financial Statements

  2.  Financial Statement Schedules

      The following consolidated financial statement schedule of Federal Signal Corporation and Subsidiaries, for the three years ended December 31, 1996, is filed as a part of this report in response to Item 14(d):

           Schedule II -- Valuation and qualifying accounts

      All  other  schedules  for  which  provision  is  made  in the  applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore, have been omitted.

  3.  Exhibits

      3. a. Restated Certificate of Incorporation of the Registrant.

         b. By-laws of the Registrant.

      4. a. Rights  Agreement,  filed as  Exhibit  (4)(a) to the  Registrant's
            Form 10-K for the year ended December 31, 1993, is incorporated herein by reference.

         b. The Registrant has no long-term debt agreements for which the related outstanding debt exceeds 10% of consolidated total assets as of December 31, 1996. Copies of debt instruments for which the related debt is less than 10% of consolidated total assets will be furnished to the Commission upon request.

      10.a. 1996 Stock Benefit Plan. The 1988 Stock Benefit Plan was filed as Exhibit (10)(a) to the Registrant's Form 10-K for the year ended December 31, 1991, is incorporated herein by reference.

         b. Corporate Management Incentive Bonus Plan, filed as Exhibit (10)(b) to the Registrant's Form 10-K for the year ended December 31, 1994, is incorporated herein by reference.

         c. Supplemental   Pension  Plan,   filed  as  Exhibit  (10)(c)  to  the
            Registrant's Form 10-K for the year ended December 31, 1995, is incorporated herein by reference.

         d. Executive Disability, Survivor and Retirement Plan, filed as Exhibit
            (10)(d) to the Registrant's Form 10-K for the year ended December 31, 1995, is incorporated herein by reference.

         e. Supplemental Savings and Investment Plan, filed as Exhibit (10)(f) to the Registrant's Form 10-K for the year ended December 31, 1993, is incorporated herein by reference.

         f. Employment  Agreement  with  Joseph  J.  Ross,  filed  as  Exhibit
            (10)(g)  to  the  Registrant's   Form  10-K  for  the  year  ended
            December 31, 1994, is incorporated herein by reference.

         g. Change of Control Agreement with Kim A. Wehrenberg, filed as Exhibit (10)(h) to the Registrant's Form 10-K for the year ended December 31, 1994, is incorporated herein by reference.

         h. Director Deferred Compensation Plan, filed as Exhibit (10)(j) to the Registrant's Form 10-K for the year ended December 31, 1992, is incorporated herein by reference.

         i. Director   Retirement   Plan,   filed  as  Exhibit  (10)(k)  to  the
            Registrant's Form 10-K for the year ended December 31, 1992, is incorporated herein by reference.

      11.Computation of net income per common share

      13.1996 Proxy Statement for the Annual Meeting of Shareholders to be held April 16, 1997. Such report, except for those portions thereof which are expressly incorporated by reference in this Form 10-K, is furnished for the information of the Commission only and is not to be deemed "filed" as part of this filing.

      21.Subsidiaries of the Registrant

      23.Consent of Independent Auditors

      27.Financial Data Schedule

(b) Reports on Form 8-K

    No reports on Form 8-K were filed for the three months ended December 31, 1996.

(c) and (d)

    The response to this portion of Item 14 is being submitted as a separate section of this report.
Other Matters

      For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned, the Registrant, hereby undertakes as follows, which undertaking shall be incorporated by reference into the Registrant's Registration Statements on Form S-8 Nos. 33-14251, 33-12876, 33-22311, 33-38494, 33-41721 and 33-49476,
dated October 16, 1996, April 14, 1987, June 26, 1988, December 28, 1990, July 15, 1991 and June 9, 1992, respectively:

      Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the Registrant pursuant to the foregoing provisions, or otherwise, the Registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the Registrant of expenses incurred or paid by a director, officer or controlling person of the Registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the Registrant will, unless in the opinion of its counsel, the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

                               Signatures


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      FEDERAL SIGNAL CORPORATION



                                      By:       /s/  Joseph J. Ross
                                       Chairman, President, Chief Executive
                                               Officer and Director




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, on March 27, 1997, by the following persons on behalf of the Registrant and in the capacities indicated.



      /s/  Henry L. Dykema                    /s/  Walter R. Peirson
    Vice President and Chief                         Director
        Financial Officer


      /s/  Richard L. Ritz                  /s/  J. Patrick Lannan, Jr.
  Vice President and Controller                                 Director


                                             /s/  James A. Lovell, Jr.
                                                     Director


                                            /s/  Thomas N. McGowen, Jr.
                                                     Director


                                              /s/  Richard R. Thomas
                                                     Director



                                                                     SCHEDULE II



                   FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
                        Valuation and Qualifying Accounts

              For the Years Ended December 31, 1996, 1995 and 1994



                                                       Deductions
                                            Additions   Accounts
                               Balance at  Charged to  written off  Balance
                                beginning   costs and    net of     at end
        Description              of year    expenses   recoveries   of year


Year ended December 31, 1996:

  Deducted from asset accounts:

   Allowance for doubtful accounts
   Manufacturing activities     $3,058,000                       $2,602,000
   Financial service activities  1,124,000                        1,348,000
                                ----------                       ----------

  Total                         $4,182,000 $1,719,000$1,951,000  $3,950,000



Year ended December 31, 1995:

  Deducted from asset accounts:

   Allowance for doubtful accounts
   Manufacturing activities     $2,848,000                       $3,058,000
   Financial service activities  1,174,000                        1,124,000
                                ----------                       ----------

  Total                         $4,022,000 $1,716,000$1,556,000  $4,182,000



Year ended December 31, 1994:

  Deducted from asset accounts:

   Allowance for doubtful accounts
   Manufacturing activities     $2,215,000                       $2,848,000
   Financial service activities    976,000                        1,174,000
                                ----------                       ----------

  Total                         $3,191,000 $1,809,000  $978,000  $4,022,000