Form 10-Q
period 1997-03-31
FEDERAL SIGNAL CORP /DE/
filed 1997-05-12
CIK 277509

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

                                       OR

o TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                 Not applicable
  (Former name, former address, and former fiscal year, if changed since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title                               Outstanding
Common Stock, $1.00 par value       45,249,226

Part I.  Financial Information

Item 1.  Financial Statements

INTRODUCTION


The consolidated condensed financial statements of Federal Signal Corporation and subsidiaries included herein have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Registrant's Proxy Statement for the Annual Meeting of Shareholders held on April 16, 1997.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES


CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)


                                               Three Months Ended March 31

                                                  1997              1996
                                               ------------     ------------

Net sales                                      $224,485,000     $210,793,000

Costs and expenses:

  Cost of sales                                 154,061,000      147,663,000
  Selling, general and administrative            46,624,000       41,918,000

   Other (income) and expenses:
    Interest expense                              3,937,000        3,630,000
    Other (income) expense, net                    (526,000)        (282,000)
                                                -----------      -----------
                                                204,096,000      192,929,000

Income before income taxes                       20,389,000       17,864,000

Income taxes                                      6,773,000        6,013,000
                                                -----------      -----------

Net income                                     $ 13,616,000     $ 11,851,000
                                                ===========      ===========


COMMON STOCK DATA:

Net income per share                           $        .30     $        .26
                                                ===========      ===========

Average common shares outstanding                45,841,000       45,963,000

Cash dividends per share of
 common stock                                  $      .1675     $       .145


See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES


CONDENSED CONSOLIDATED BALANCE SHEETS
                                               March 31          December 31
                                                 1997              1996(a)
                                             (Unaudited)
ASSETS

Manufacturing activities -

  Current assets:

   Cash and cash equivalents                 $ 5,547,000         $12,431,000

   Trade accounts receivable, net of
    allowances for doubtful accounts         139,119,000         141,203,000

   Inventories:
    Raw materials                             64,103,000          56,051,000
    Work in process                           29,129,000          29,088,000
    Finished goods                            27,125,000          23,154,000

   Prepaid expenses                            5,142,000           5,079,000
                                             -----------         -----------

   Total current assets                      270,165,000         267,006,000

  Properties and equipment:
    Land                                       5,190,000           5,250,000
    Buildings and improvements                42,101,000          40,044,000
    Machinery and equipment                  133,520,000         132,099,000
    Accumulated depreciation                 (97,015,000)        (94,568,000)
                                             -----------         -----------
    Net properties and equipment              83,796,000          82,825,000

  Intangible assets, net of
   accumulated amortization                  162,710,000         165,854,000

  Other deferred charges and assets           16,296,000          17,228,000
                                             -----------         -----------

  Total manufacturing assets                 532,967,000         532,913,000

Financial services activities -

  Lease financing receivables, net of
   allowances for doubtful accounts          175,234,000         170,988,000
                                             -----------         -----------

Total assets                                $708,201,000        $703,901,000
                                             ===========         ===========


See notes to condensed consolidated financial statements.

(a) The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

                                               March 31          December 31
                                                 1997              1996(a)
                                             (Unaudited)

LIABILITIES

Manufacturing activities -

  Current liabilities:

   Short-term borrowings                     $79,819,000         $69,987,000
   Trade accounts payable                     62,745,000          64,088,000
   Accrued liabilities and income taxes       79,242,000          92,338,000
                                             -----------         -----------

   Total current liabilities                 221,806,000         226,413,000

  Long-term borrowings                        33,113,000          34,311,000
  Deferred income taxes                       22,183,000          22,183,000
                                             -----------         -----------

  Total manufacturing liabilities            277,102,000         282,907,000

Financial services activities -

  Short-term borrowings                      152,033,000         148,205,000
                                             -----------         -----------

Total liabilities                            429,135,000         431,112,000

SHAREHOLDERS' EQUITY

   Common stock - par value                   46,073,000          45,986,000
   Capital in excess of par value             58,573,000          57,138,000
   Retained earnings                         203,845,000         190,181,000
   Treasury stock                            (18,121,000)        (14,404,000)
   Deferred stock awards                      (2,618,000)         (1,508,000)
   Foreign currency translation               (8,686,000)         (4,604,000)
                                             -----------         -----------
   Total shareholders' equity                279,066,000         272,789,000
                                             -----------         -----------

  Total liabilities and
   shareholders' equity                     $708,201,000        $703,901,000
                                             ===========         ===========


See notes to condensed consolidated financial statements.

(a) The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                               Three Months Ended March 31

                                                  1997             1996
                                               -----------       -----------
Operating activities:
  Net income                                   $13,616,000      $11,851,000
  Depreciation                                   3,629,000        3,277,000
  Amortization                                   1,376,000        1,095,000
  Working capital changes and other            (11,080,000)     (12,078,000)
                                               -----------      -----------

   Net cash provided by operating
    activities                                   7,541,000        4,145,000

Investing activities:
  Purchases of properties and
   equipment                                    (5,240,000)      (4,028,000)
  Principal extensions under
   lease financing agreements                  (31,770,000)     (23,726,000)
  Principal collections under
   lease financing agreements                   27,524,000       20,152,000
  Payments for purchases of companies,
   net of cash acquired                                            (685,000)
  Other, net                                     1,652,000          276,000
                                               -----------      -----------

Net cash used for investing
 activities                                     (7,834,000)      (8,011,000)

Financing activities:
  Additional short-term
   borrowings, net                              13,899,000        7,439,000
  Reduction of long-term borrowings             (1,206,000)        (987,000)
  Purchases of treasury stock                   (5,252,000)
  Cash dividends paid to
   shareholders                                (14,131,000)     (12,240,000)
  Other, net                                        99,000          304,000
                                               -----------      -----------

  Net cash used for financing
   activities                                   (6,591,000)      (5,484,000)
                                               -----------      -----------

Decrease in cash and cash
 equivalents                                    (6,884,000)      (9,350,000)
Cash and cash equivalents at
 beginning of period                            12,431,000        9,350,000
                                               -----------      -----------

Cash and cash equivalents at
 end of period                                $  5,547,000     $    --
                                               ===========      ===========


See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. It is suggested that the condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Registrant's Proxy Statement for the Annual Meeting of Shareholders held on April 16, 1997.

2. In the opinion of the Registrant, the information contained herein reflects all adjustments necessary to present fairly the Registrant's financial position, results of operations and cash flows for the interim periods. Such adjustments are of a normal recurring nature. The operating results for the three months ended March 31, 1997, are not necessarily indicative of the results to be expected for the full year of 1997.

3. Interest paid for the three-month periods ended March 31, 1997 and 1996 was $4,020,000 and $3,535,000, respectively. Income taxes paid for these same periods were $4,914,000 and $604,000, respectively.

4. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Registrant will be required to change the method currently used to compute earnings per share. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of primary and fully diluted earnings per share for these quarters is expected to be insignificant.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.


FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND
RESULTS OF OPERATIONS
FIRST QUARTER 1997

Comparison with First Quarter 1996

First quarter net income of $13.6 million, or $.30 per share, increased 15% over the $11.9 million, or $.26 per share, achieved in the first quarter of 1996. First quarter sales of $224.5 million increased 6% over last year's $210.8 million. New business of $201.4 million decreased 9% from the $222.0 million booked in last year's first quarter. Excluding the impact of the acquisition of Victor which occurred in mid-1996, sales increased 3% and new business decreased 12% from last year. Backlogs stood at $253.5 million compared with $263.4 million a year ago.

The Safety, Vehicle and Tool groups reported increases in sales over last year's first quarter while Sign's sales were lower. The Vehicle Group's earnings increased significantly in the first quarter of 1997, while earnings in the company's other groups declined. New business declined 9% which reflected some deferred ordering in 1997's first quarter in the Sign and Vehicle groups as well as unusually strong orders for those same groups in last year's first quarter.

The Safety Products Group achieved an 8% increase in sales while earnings fell 19%. These percentage changes reflect the first time inclusion of the mid-1996 acquisition, Victor Products. Excluding the impact of Victor, the group's sales and earnings were down by 7% and 23%, respectively. Sales of emergency vehicle lighting and outdoor warning products declined from the unusually high levels achieved in last year's first quarter when the group's sales increased 21% over the prior year. These lower sales are also the result of lower orders from the Far East and delayed orders in Europe. For the quarter, margins were adversely affected by a short-term shift to lower-margin products.

The Vehicle Group's earnings increased 73% and sales increased 13%. High beginning backlogs in the domestic and foreign units generated significantly increased fire rescue sales in the quarter. Both fire rescue and environmental products achieved significant earnings gains over the prior year, reflecting several positive operational factors. Increased sales, improvements in productivity, improved product mix and the results of last year's successful reorganization of the group's Finnish operations doubled fire rescue earnings in the first quarter over the prior year. Environmental products' earnings were also sharply higher on increased sales volume, various operational benefits and improved sales mix in municipal sweepers.

Tool Group sales increased 1% while earnings declined 2%. Both domestic and foreign sales increased in the die components and cutting tools businesses; weakness in the can tooling business somewhat offset those increases.

The Sign Group's sales and earnings continued weak through the first quarter. Sales declined 25% and earnings declined 69%. While the group has improved its order-to-manufacturing processes to substantially reduce last year's costly overruns, it continues to weather a longer than expected lag in the placement of customer orders.

Registrant expects the second quarter to show increases over last year's sales and earnings in all groups except Sign. Quoting activity has been strong and improving for the Sign Group and Registrant believes that second quarter will improve over the first quarter but not exceed last year's second quarter earrings performance. Last year's organizational improvements in the foreign vehicles businesses are expected to continue to benefit Registrant's results for both the short and long term. Cost of sales as a percent of net sales decreased from 70.1% in the first quarter of 1996 to 68.6% in the first quarter of 1997. The percentage decrease was attributed to the Vehicle Group, which experienced significantly improved gross margins due to the reorganization of the Finnish operations and productivity improvements in the sweeper business. Selling, general and administrative expenses as a percent of net sales increased slightly to 20.8% from 19.9% in the first quarter of 1996. The effective tax rate for the first quarter of 1997 was 33.2% compared to the first quarter 1996 rate of 33.7%. The decrease mainly resulted from favorable foreign effects.

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

Financial Position and Liquidity at March 31, 1997

The current ratio applicable to manufacturing activities was 1.2 at March 31, 1997 and December 31, 1996. Working capital (manufacturing operations) at March 31, 1997 was $48.4 million compared to $40.6 million at the most recent year end. The increase in working capital resulted from inventory purchases made largely in anticipation of orders that are expected to ship in the second quarter of 1997, particularly in the Vehicle Group. The debt to capitalization ratio applicable to manufacturing activities was 29% at March 31, 1997 compared to 28% at December 31, 1996. The debt to capitalization ratio applicable to financial services activities was 87% at March 31, 1997 and December 31, 1996.

Current financial resources and anticipated funds from the Registrant's operations are expected to be adequate to meet future cash requirements including capital expenditures and modest amounts of additional stock purchases.

Part II.  Other Information

      Responses to items one, two, three, five and six are omitted since these items are either inapplicable or the response thereto would be negative.

Item 4.  Submission of Matters to a Vote of Security Holders.

At its Annual Meeting of Stockholders on April 16, 1997, the stockholders of the Registrant voted to elect two directors.

Walter R. Peirson. was re-elected a director for a three-year term. Holders of 36,230,597 shares voted for the re-election, 517,589 shares withheld votes, 8,609,214 shares did not vote and there were no broker nonvotes.

Joseph J. Ross was re-elected a director for a three-year term. Holders of 36,250,815 shares voted for the re-election, 497,371 shares withheld votes, 8,609,214 shares did not vote and there were no broker nonvotes.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           Federal Signal Corporation

05/09/97              By:___________________________________________
Date                    Henry L. Dykema, Vice President and Chief
                        Financial Officer