Form 10-Q
period 1997-06-30
FEDERAL SIGNAL CORP /DE/
filed 1997-08-04
CIK 277509

FORM 10-Q

                             SECURITIES AND EXCHANGE COMMISSION

                                   Washington, D.C. 20549

(Mark One)

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the quarterly period ended June 30, 1997

                                             OR

o TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

Commission file number: 1-6003

                                 Federal Signal Corporation
                   (Exact name of Registrant as specified in its charter)

Delaware                            36-1063330
(State or other jurisdiction of     (I.R.S. Employer
incorporation or organization)      Identification No.)

1415 West 22nd Street
Oak Brook, IL   60523-9945
(Address of principal executive offices)  (Zip code)

                                       (630) 954-2000
                     (Registrant's telephone number including area code)

                                    1415 West 22nd Street
                                     Oak Brook, IL 60521
     (Former name, former address, and former fiscal year, if changed since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title                               Outstanding
Common Stock, $1.00 par value       45,258,816

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

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES


CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)


                                          Three Months Ended June 30     Six Months Ended June 30
                                              1997           1996            1997           1996

Net sales                                 $236,156,000   $232,272,000   $460,641,000    $443,065,000

Costs and expenses:

Cost of sales                              158,893,000    161,851,000     312,954,000    309,514,000
Selling, general and administrative         50,144,000     43,354,000      96,768,000     85,272,000

Other (income) and expenses:
Interest expense                             4,154,000      3,704,000       8,091,000      7,334,000
Other (income) expense                        (640,000)      (736,000)     (1,166,000)    (1,018,000)
                                           -----------    -----------     -----------    -----------

                                           212,551,000    208,173,000     416,647,000    401,102,000
                                           -----------    -----------     -----------    -----------

Income before income taxes                  23,605,000     24,099,000      43,994,000     41,963,000

Income taxes                                 7,546,000      8,121,000      14,319,000     14,134,000
                                           -----------    -----------     -----------    -----------

Net income                                $ 16,059,000   $ 15,978,000    $ 29,675,000   $ 27,829,000
                                           ===========    ===========     ===========    ===========


COMMON STOCK DATA:

Net income per share                      $        .35   $        .35    $        .65   $        .61
                                           ===========    ===========     ===========    ===========

Average common shares outstanding           45,832,000     45,979,000      45,837,000     45,970,000

Cash dividends per share of common stock  $      .1675   $      .1450     $     .3350     $    .2900


See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES


CONDENSED CONSOLIDATED BALANCE SHEETS
                                                 June 30         December 31
                                                  1997             1996 (a)
                                               ---------          ----------
                                              (Unaudited)
ASSETS

Manufacturing activities -

  Current assets:

   Cash and cash equivalents                 $ 5,384,000         $12,431,000

   Trade accounts receivable, net of
    allowances for doubtful accounts         140,317,000         141,203,000

   Inventories:
    Raw materials                             64,214,000          56,051,000
    Work in process                           30,733,000          29,088,000
    Finished goods                            26,111,000          23,154,000

   Prepaid expenses                            5,834,000           5,079,000
                                             -----------         -----------

   Total current assets                      272,593,000         267,006,000

  Properties and equipment:
    Land                                       5,161,000           5,250,000
    Buildings and improvements                41,916,000          40,044,000
    Machinery and equipment                  136,043,000         132,099,000
    Accumulated depreciation                 (99,245,000)        (94,568,000)
                                              ----------         -----------
    Net properties and equipment              83,875,000          82,825,000

  Intangible assets, net of
   accumulated amortization                  160,548,000         165,854,000

  Other deferred charges and assets           15,911,000          17,228,000
                                             -----------         -----------

  Total manufacturing assets                 532,927,000         532,913,000

Financial services activities -

  Lease financing receivables, net of
   allowances for doubtful accounts          176,295,000         170,988,000
                                             -----------         -----------

Total assets                                $709,222,000        $703,901,000
                                             ===========         ===========


See notes to condensed consolidated financial statements.

(a)The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

                                                 June 30         December 31
                                                  1997             1996 (a)
                                               ---------          ----------
                                               (Unaudited)

LIABILITIES

Manufacturing activities -

  Current liabilities:

   Short-term borrowings                     $85,793,000         $69,987,000
   Trade accounts payable                     56,469,000          64,088,000
   Accrued liabilities and income taxes       72,907,000          92,338,000
                                              ----------          ----------

   Total current liabilities                 215,169,000         226,413,000

  Long-term borrowings                        32,930,000          34,311,000
  Deferred income taxes                       22,183,000          22,183,000
                                              ----------          ----------

  Total manufacturing liabilities            270,282,000         282,907,000

Financial services activities -

  Short-term borrowings                      153,060,000         148,205,000
                                             -----------         -----------

Total liabilities                            423,342,000         431,112,000

SHAREHOLDERS' EQUITY

   Common stock - par value                   46,084,000          45,986,000
   Capital in excess of par value             58,720,000          57,138,000
   Retained earnings                         212,186,000         190,181,000
   Treasury stock                            (18,150,000)        (14,404,000)
   Deferred stock awards                      (2,339,000)         (1,508,000)
   Foreign currency translation              (10,621,000)         (4,604,000)
                                             -----------         -----------
   Total shareholders' equity                285,880,000         272,789,000
                                             -----------         -----------

  Total liabilities and
   shareholders' equity                     $709,222,000        $703,901,000
                                             ===========         ===========


See notes to condensed consolidated financial statements.

(a) The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                Six Months Ended June 30
                                                  1997             1996
Operating activities:
  Net income                                   $29,675,000      $27,829,000
  Depreciation                                   7,367,000        6,610,000
  Amortization                                   2,776,000        2,471,000
  Working capital changes and other            (26,919,000)     (19,738,000)
                                                ----------       ----------

   Net cash provided by operating
   activities                                   12,899,000       17,172,000

   Investing activities:
   Purchases of properties and
    equipment                                   (9,737,000)      (7,259,000)
   Principal extensions under
    lease financing agreements                 (59,327,000)     (49,331,000)
   Principal collections under
    lease financing agreements                  54,020,000       41,359,000
   Payments for purchases of companies,
    net of cash acquired                            ---         (23,593,000)
   Other, net                                    2,678,000        1,430,000
                                               -----------      -----------

   Net cash used for investing
   activities                                  (12,366,000)     (37,394,000)

Financing activities:
  Additional short-term
   borrowings, net                              20,799,000       32,613,000
  Reduction of long-term borrowings             (1,638,000)      (1,511,000)
  Purchases of treasury stock                   (5,282,000)        (189,000)
  Cash dividends paid to
   shareholders                                (21,716,000)     (18,822,000)
  Other, net                                       257,000          583,000
                                               -----------      -----------

  Net cash provided by (used for) financing
   activities                                   (7,580,000)      12,674,000

Decrease in cash and cash
 equivalents                                    (7,047,000)      (7,548,000)
Cash and cash equivalents at
 beginning of period                            12,431,000        9,350,000
                                                ----------        ---------

Cash and cash equivalents at
 end of period                                 $ 5,384,000      $ 1,802,000
                                                 =========        =========


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

2. In the opinion of the Registrant, the information contained herein reflects all adjustments necessary to present fairly the Registrant's financial position, results of operations and cash flows for the interim periods. Such adjustments are of a normal recurring nature. The operating results for the three months and six months ended June 30, 1997, are not necessarily indicative of the results to be expected for the full year of 1997.

3. Interest paid for the six-month periods ended June 30, 1997 and 1996 was $8,419,000 and $7,029,000, respectively. Income taxes paid for these same periods were $16,843,000 and $10,027,000, respectively.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation


FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND
RESULTS OF OPERATIONS
SECOND QUARTER 1997

Comparison with Second Quarter 1996

Second quarter net income was up 1% to $16.1 million while earnings per share were $.35 in both 1997 and 1996. Second quarter sales of $236.2 million increased 2% over last year's $232.3 million. New business of $229.5 million increased 6% from the $215.7 million booked in last year's second quarter.

The Safety, Vehicle and Tool groups reported increases in sales over last year's second quarter while Sign's sales were lower. The Vehicle and Safety Products groups achieved higher earnings in the second quarter while earnings for the Sign and Tool groups were lower. Orders for the Safety Products and Vehicle groups also increased in the second quarter while Sign's modestly declined.

Safety Products' sales increased 12% and earnings increased 1%. Safety Product's orders were up 16%. These percentage changes reflect the inclusion of the mid-1996 acquisition, Victor Products. Excluding the impact of Victor, the group's sales were up 2% and earnings were down 2%. Sales of emergency vehicle and industrial signaling products increased strongly over last year's second quarter and generated strong earnings gains for the group. Offsetting a large portion of this earnings increase was a decline in earnings in the hazardous material containment business whose results were affected by substantial one-time, non-recurring costs in the second quarter.

The  Vehicle  Group's  earnings  increased  14% on a sales  increase  of 4%. The group's orders increased 6%. Both fire rescue and environmental products achieved significantly increased earnings, with the group's foreign operations posting substantial sales and earnings gains over last year's results. Operational improvements, largely in the group's foreign businesses, improved the group's operating margin. Total fire rescue orders in the second quarter were down slightly from last year but improved sharply over those received in this year's first quarter.

Tool Group sales increased 1% and earnings declined 5%; orders were even with last year. Orders, sales, earnings and operating margins were constrained by modest weakness in certain foreign markets, the effects of recent domestic auto strikes and a stronger US dollar.

The Sign Group's sales and earnings declined 26% and 42%, respectively, compared to strong record results achieved in last year's second quarter. Sales and earnings increased significantly over the group's results achieved in this year's first quarter while orders were 3% lower.

Cost of sales as a percent of net sales decreased from 69.7% in the second quarter of 1996 to 67.3% in the second quarter of 1997. The reduction in the cost of sales percentage was largely the result of two main factors: 1) the Vehicle Group experienced improved gross margins due to operational improvements largely in its foreign businesses and 2) the effect on gross profit caused by the inclusion of a significant commission in the Registrant's sales and selling, general and administrative expenses relating to a large fire rescue vehicle sale. Selling, general and administrative expenses as a percent of net sales increased to 21.2% from 18.7% in the second quarter of 1996. Over half of the increase was due to the fire rescue-related commission described above. Most of the remaining increase was due to volume-related issues in the Sign Group and the non-recurring charges in the hazardous material containment business described above. The effective tax rate for the second quarter of 1997 was 32.0% compared to the second quarter 1996 rate of 33.7%. The decrease mainly resulted from favorable foreign effects.

Comparison of First Six Months 1997 to Same Period 1996

For the first six months, net income of $29.7 million in 1997 increased 7% over the $27.8 million reported in the same period of last year. Earnings of $.65 per share for the first six months of 1997 also increased 7% over last year's $.61 per share. Sales for the six month period increased 4% to $460.6 million in 1997 compared to $443.1 million in 1996.
Orders for the first six months were 2% lower than a year ago.

Cost of sales as a percent of net sales decreased to 67.9% in the first six months of 1997 from 69.9% in the first six months of 1996. Selling, general and administrative expenses increased to 21.0% of net sales in the first six months of 1997 from 19.2% in the same period a year ago. The percentage changes were primarily due to the reasons cited above for the second quarter. The effective tax rate was 32.5% for the first half of 1997 compared to 33.7% for the first half of 1996. The decrease mainly resulted from favorable foreign effects.


Seasonality of Registrant's Business

Certain of the Registrant's businesses are susceptible to the influences of seasonal buying or delivery patterns. The Registrant's businesses which tend to have lower sales in the first calendar quarter compared to other quarters as a result of these influences are signage, street sweeping, outdoor warning, municipal emergency signal products, parking systems and aerial access platforms.

Financial Position and Liquidity at June 30, 1997

The current ratio applicable to manufacturing activities was 1.3 at June 30, 1997 compared to 1.2 at December 31, 1996. Working capital (manufacturing operations) at June 30, 1997 was $57.4 million compared to $40.6 million at the most recent year end. The increase in working capital resulted from additional chassis purchases in the Vehicle Group prior to discontinuance by the manufacturer and inventory purchased for new product introductions. The debt to capitalization ratio applicable to manufacturing activities was 30% at June 30, 1997 compared to 28% at December 31, 1996. The debt to capitalization ratio applicable to financial services activities was 87% at June 30, 1997 and December 31, 1996.

Current financial resources and anticipated funds from the Registrant's operations are expected to be adequate to meet future cash requirements including capital expenditures and modest amounts of additional stock purchases.


Other Events

In July 1997, Registrant acquired Pauluhn Electric Mfg. Co., Inc. for cash. Based near Houston Texas, Pauluhn is a $17 million manufacturer of hazardous area and explosion proof electrical products which are sold primarily to customers that operate in dangerous or rugged environments such as off-shore oil/gas, mining, marine and refineries.


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

                                 Federal Signal Corporation


08/04/97             By:         /s/ Henry L. Dykema
                     Henry L. Dykema, Vice President and Chief Financial Officer