Form 10-Q
period 1997-09-30
FEDERAL SIGNAL CORP /DE/
filed 1997-11-10
CIK 277509

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

(Mark One)

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1997

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

                                (630) 954-2019
             (Registrant's telephone number including area code)

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

Title                                     Outstanding
Common Stock, $1.00 par value             45,598,370

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




                         FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES


CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)


                                             Three Months Ended September 30           Nine Months Ended September 30
                                          ------------------------------------      ---------------------------------
                                                 1997              1996                     1997          1996
                                             ------------      ------------             -----------   --------

Net sales                                    $229,318,000      $230,348,000            $689,959,000   $673,413,000

Costs and expenses:

Cost of sales                                 157,554,000       159,672,000             470,508,000    469,186,000
Selling, general and administrative            45,037,000        43,073,000             141,805,000    128,345,000

Other (income) and expenses:
Interest expense                                4,459,000         4,047,000              12,550,000     11,381,000
Other (income) expense, net                      (482,000)         (139,000)             (1,648,000)    (1,157,000)
                                              -----------       -----------             -----------    -----------

                                              206,568,000       206,653,000             623,215,000    607,755,000
                                              -----------       -----------             -----------    -----------

Income before income taxes                     22,750,000        23,695,000              66,744,000     65,658,000

Income taxes                                    6,780,000         7,808,000              21,099,000     21,942,000
                                              -----------       -----------             -----------    -----------

Net income                                   $ 15,970,000      $ 15,887,000            $ 45,645,000   $ 43,716,000
                                              ===========       ===========             ===========    ===========


COMMON STOCK DATA:

Net income per share                         $        .35      $        .35            $        1.00  $        .95
                                              ===========       ===========             ============   ===========

Average common shares outstanding              45,829,000        45,879,000              45,832,000     45,940,000

Cash dividends per share of common stock     $      .1675      $       .145                   .5025   $       .435



See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES



CONDENSED CONSOLIDATED BALANCE SHEETS
                                            September 30            December 31
                                                1997                 1996 (a)
                                             ----------             ---------
                                             (Unaudited)
ASSETS

Manufacturing activities -

  Current assets:

   Cash and cash equivalents               $ 17,911,000           $ 12,431,000

   Trade accounts receivable, net of
    allowances for doubtful accounts        137,437,000            141,203,000

   Inventories:
     Raw materials                           64,807,000             56,051,000
     Work in process                         22,728,000             29,088,000
     Finished goods                          32,564,000             23,154,000

   Prepaid expenses                           6,068,000              5,079,000
                                            -----------            -----------

   Total current assets                     281,515,000            267,006,000

  Properties and equipment:
     Land                                     5,155,000              5,250,000
     Buildings and improvements              41,089,000             40,044,000
     Machinery and equipment                141,561,000            132,099,000
     Accumulated depreciation              (102,337,000)           (94,568,000)
                                            -----------            -----------
     Net properties and equipment            85,468,000             82,825,000

  Intangible assets, net of
   accumulated amortization                 182,137,000            165,854,000

  Other deferred charges and assets          17,689,000             17,228,000
                                            -----------            -----------

  Total manufacturing assets                566,809,000            532,913,000

Financial services activities -

  Lease financing receivables, net of
   allowances for doubtful accounts         172,190,000            170,988,000
                                            -----------            -----------

Total assets                               $738,999,000           $703,901,000
                                            ===========            ===========


See notes to condensed consolidated financial statements.

(a) The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

                                            September 30            December 31
                                                1997                 1996 (a)
                                             ----------             ---------
                                             (Unaudited)

LIABILITIES

Manufacturing activities -

  Current liabilities:

   Short-term borrowings                   $100,565,000           $ 69,987,000
   Trade accounts payable                    53,492,000             64,088,000
   Accrued liabilities and income taxes      87,275,000             92,338,000
                                            -----------            -----------

   Total current liabilities                241,332,000            226,413,000
  Long-term borrowings                       32,553,000             34,311,000
  Deferred income taxes                      22,183,000             22,183,000
                                            -----------            -----------

  Total manufacturing liabilities           296,068,000            282,907,000

Financial services activities -

  Short-term borrowings                     149,501,000            148,205,000
                                            -----------            -----------

Total liabilities                           445,569,000            431,112,000

SHAREHOLDERS' EQUITY

   Common stock - par value                  46,130,000             45,986,000
   Capital in excess of par value            58,632,000             57,138,000
   Retained earnings                        220,708,000            190,181,000
   Treasury stock                           (18,191,000)           (14,404,000)
   Deferred stock awards                     (2,099,000)            (1,508,000)
   Foreign currency translation             (11,750,000)            (4,604,000)
                                            -----------            -----------
   Total shareholders' equity               293,430,000            272,789,000
                                            -----------            -----------

  Total liabilities and
   shareholders' equity                    $738,999,000           $703,901,000
                                            ===========            ===========


See notes to condensed consolidated financial statements.

(a) The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                               Nine Months Ended September 30
                                                1997                 1996
Operating activities:
  Net income                                 $45,645,000         $ 43,716,000
  Depreciation                                11,085,000            9,846,000
  Amortization                                 4,186,000            3,869,000
  Working capital changes and other           (9,196,000)         (19,611,000)
                                              ----------           ----------

  Net cash provided by operating
  activities                                  51,720,000           37,820,000

Investing activities:
  Purchases of properties and
   equipment                                 (15,949,000)         (11,471,000)
  Principal extensions under
   lease financing agreements                (85,088,000)         (86,047,000)
  Principal collections under
   lease financing agreements                 83,886,000           68,431,000
  Payments for purchases of companies,
   net of cash acquired                      (29,144,000)         (27,615,000)
  Other, net                                   4,222,000              778,000
                                              ----------           ----------

  Net cash used for investing
  activities                                 (42,073,000)         (55,924,000)

Financing activities:
  Additional short-term
   borrowings, net                            32,041,000           44,470,000
  Reduction of long-term borrowings           (1,895,000)          (1,939,000)
  Purchases of treasury stock                 (5,323,000)          (4,877,000)
  Cash dividends paid to
   shareholders                              (29,307,000)         (25,487,000)
  Other, net                                     317,000              665,000
                                              ----------           ----------

  Net cash provided by (used for) financing
   activities                                 (4,167,000)          12,832,000
                                              ----------           ----------

Increase (decrease) in cash and cash
 equivalents                                   5,480,000           (5,272,000)
Cash and cash equivalents at
 beginning of period                          12,431,000            9,350,000
                                              ----------           ----------

Cash and cash equivalents at
 end of period                               $17,911,000          $ 4,078,000
                                              ==========           ==========


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

2. In the opinion of the Registrant, the information contained herein reflects all adjustments necessary to present fairly the Registrant's financial position, results of operations and cash flows for the interim periods. Such adjustments are of a normal recurring nature. The operating results for the three months and nine months ended September 30, 1997, are not necessarily indicative of the results to be expected for the full year of 1997.

3. Interest paid for the nine-month periods ended September 30, 1997 and 1996 was $13,023,000 and $11,592,000, respectively. Income taxes paid for these same periods were $19,985,000 and $15,881,000, respectively.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND
RESULTS OF OPERATIONS
THIRD QUARTER 1997

Comparison with Third Quarter 1996

Third quarter net income was up slightly to $16.0 million while earnings per share were $.35, equal to those of the third quarter of 1996. Sales for the third quarter were $229 million, essentially even with last year's third quarter sales. Orders rose 6% above last year's strong third quarter, driven by significant increases in the Sign and Safety Products groups.

The Safety Products Group's sales and earnings improved significantly over last year's third quarter. Sales and earnings of the Tool Group's continuing businesses were up solidly while both the Vehicle and Sign groups' sales and earnings declined.

Earnings for the Safety Products Group increased 21% over last year's third quarter on a sales increase of 16%. The group's orders also increased 16%. Significantly higher emergency and industrial lighting orders and sales, including those of recently-acquired Pauluhn (see "Other Event" below), a US-based industrial lighting manufacturer, contributed to the group's improved results. Excluding the impact of Pauluhn, the group's sales and earnings were up 7% and 2%, respectively.

The Tool Group's continuing businesses combined to achieve sales and earnings gains of 6%. Both the precision punch and die components business and the cutting tool business saw solid improvements in sales and earnings. Most of the improvements reflected higher domestic sales while foreign sales were down modestly from last year. Foreign sales, when measured in local currencies, actually increased 5%. While reported results of the Tool Group were essentially flat with last year's third quarter, last year's results included those of a small tool business sold at the end of 1996.

The Vehicle Group's sales declined 3% and earnings declined 9%; orders for the group increased slightly. The Vehicle Group's sales, when measured in local currencies, were about even with last year's third quarter. Fire apparatus sales and earnings declined from a year ago reflecting the previously reported slow order rate experienced by the group's domestic fire business in the first half of the year. Orders for domestic fire apparatus increased strongly in the third quarter over last year. Orders for fire access platforms manufactured in Finland have been strong throughout the year and continued through the third quarter. Sales for the environmental products businesses increased while earnings were essentially flat to last year's third quarter. The strong order rates of the first half of the year for foreign street sweepers slowed in the third quarter offsetting increases in domestic municipal sewer cleaners and industrial vacuum trucks which continued to strengthen.

The Sign Group's orders increased 36% while sales and earnings declined 21% and 67%, respectively. Sign's third quarter sales and earnings reflected the poor incoming orders experienced during the first half of this year with orders improving to more favorable levels in the third quarter. Bid activity continued strong during the quarter.

Cost of sales as a percent of net sales decreased from 69.3% in the third quarter of 1996 to 68.7% in the third quarter of 1997. Selling, general and administrative expenses as a percent of net sales increased to 19.6% from 18.7% in the third quarter of 1996. The changes in the percentages of cost of sales and selling, general and administrative expenses reflected the proportionately greater sales increase in the Safety Products Group. The effective tax rate for the third quarter of 1997 was 29.8% compared to the third quarter 1996 rate of 33.0%. The decrease mainly resulted from the tax benefits associated with export sales of U.S. products, including exports of prior years, and a proportionately greater increase in foreign earnings taxed at lower rates.

Comparison of First Nine Months 1997 to Same Period 1996

For the first nine months, net income of $45.6 million in 1997 increased 4% over the $43.7 million reported in the same period last year. Earnings of $1.00 per share for the first nine months of 1997 increased 5% over last year's $.95 per share. Sales for the nine-month period increased 2% to $690 million in 1997 compared to $673 million in 1996.

Cost of sales as a percent of net sales decreased to 68.2% in the first nine months of 1997 from 69.7% in the first nine months of 1996 while selling, general and administrative expenses increased to 20.6% of net sales from 19.1%. The percentage changes were primarily caused by the reasons cited above for the third quarter as well as the impact of a significant sales commission associated with a large fire rescue vehicle sale in the second quarter of 1997. The effective tax rate was 31.6% for the first nine months of 1997 compared to 33.4% for the first nine months of 1996. The decrease is mainly attributable to the effects of those items discussed above for the third quarter.

Seasonality of Registrant's Business

Certain of the Registrant's businesses are susceptible to the influences of seasonal buying or delivery patterns. The Registrant's businesses which tend to have lower sales in the first calendar quarter compared to other quarters as a result of these influences are signage, street sweeping, outdoor warning, municipal emergency signal products, parking systems, fire apparatus and aerial access platforms.

Financial Position and Liquidity at September 30, 1997

The current ratio applicable to manufacturing activities was 1.2 at September 30, 1997 and December 31, 1996. Working capital (manufacturing operations) at September 30, 1997 was $40.1 million compared to $40.6 million at the most recent year end. The debt to capitalization ratio applicable to manufacturing activities was 31% at September 30, 1997 compared to 28% at December 31, 1996. The debt to capitalization ratio applicable to financial services activities was 87% at September 30, 1997 and December 31, 1996.

Current financial resources and anticipated funds from the Registrant's operations are expected to be adequate to meet future cash requirements including capital expenditures and modest amounts of additional stock purchases.

Other Event

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

                        Federal Signal Corporation

11/07/97                 By:/S/ Henry L. Dykema
Date                        Henry L. Dykema, Vice President
                            and Chief Financial Officer