Form 10-K405
period 1997-12-31
FEDERAL SIGNAL CORP /DE/
filed 1998-03-30
CIK 277509

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                  FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended December 31, 1997
                                           -----------------
                                     OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from __________ to __________

                        Commission File Number 1-6003

                          FEDERAL SIGNAL CORPORATION
          (Exact name of the Registrant as specified in its charter)


               DELAWARE                                        36-1063330
----------------------------------------              --------------------------
    (State or other jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                        Identification No.)


1415 West 22nd Street,
Oak Brook, Illinois                                                60521
-------------------------------------------           --------------------------
(Address of principal executive offices)                         (Zip Code)
The Registrant's telephone number, including area code (630) 954-2000
                                                       --------------
Securities registered pursuant to Section 12(b) of the Act:


                                                         Name of Each Exchange
        Title of Each Class                               on Which Registered
------------------------------------------            --------------------------
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
Yes  X   No
   -----   -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of voting stock held by nonaffiliates of the Registrant as of March 1, 1998.
                Common stock, $1.00 par value -- $960,769,930
                ---------------------------------------------

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of March 1, 1998.
              Common stock, $1.00 par value - 45,988,557 shares
              -------------------------------------------------

                     Documents Incorporated by Reference
                     -----------------------------------
Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on April 15, 1998, are incorporated by reference into Parts I, II and III.

PART I

Item 1. Business.

     Federal Signal Corporation, founded in 1901, was reincorporated as a Delaware Corporation in 1969. The company is a manufacturer and worldwide supplier of safety, signaling and communications equipment, hazardous area lighting, fire rescue products, street sweeping and vacuum loader vehicles, parking control equipment, custom on-premise signage, carbide cutting tools, precision punches and related die components.

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

     The Financial Review and Note M - Segment Information included in the Notes to Consolidated Financial Statements contained in the Proxy Statement for the Annual Meeting of Shareholders to be held on April 15, 1998, are incorporated herein by reference.

Safety Products Group

     The Safety Products Group includes the Signal Products Division, Target Tech, Aplicaciones Tecnologicas VAMA S.A. (VAMA), Victor Industries Ltd. (Victor), Pauluhn Electric Mfg. Co., Akusta IFE, Justrite Manufacturing Company (Justrite), and Federal APD.

     Safety Products Group products manufactured by the Registrant consist of:
(1) a variety of visual and audible warning, signaling and lighting devices used by private industry, federal, state and local governments, building contractors, police, fire and medical fleets, utilities and civil defense; (2) hazardous area lighting and communications products used by mines, petrochemical plants, offshore oil platforms and other hazardous industrial sites; (3) safety containment products for handling and storing hazardous materials used by a wide variety of industrial and laboratory customers as well as military agencies and municipal, state and federal governments; and (4) parking, revenue control, and access control equipment and systems for parking facilities, commercial businesses, bridge and pier installation and residential developments.

     Visual and audible signaling devices include emergency vehicle warning lights, electromechanical and electronic vehicle sirens and industrial signal lights, sirens, horns, bells and solid state audible signals, audio/visual emergency warning and evacuation systems, including weather and nuclear power plant warning notification systems and fire alarm system panels and devices.

     Hazardous area lighting and communications products include specialized lights, control ballasts, connectors, and microprocessor-based public address and multi-party paging systems.

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

     Warning and signaling products, which account for the principal portion of the group's business, are marketed to both industrial and governmental users. Many of the group's products are designed in accordance with various regulatory codes and standards, and meet agency approvals such as Factory Mutual (FM) and Underwriters Laboratory (UL). Products are sold to industrial customers through manufacturers' representatives who sell to approximately 1,500 wholesalers. Products are also sold to governmental customers through more than 900 active independent distributors as well as through original equipment manufacturers and direct sales. International sales are made through the Registrant's independent foreign distributors or on a direct basis.

     Because of the large number of the Registrant's products, the Registrant competes with a variety of manufacturers and suppliers and encounters varying competitive conditions among its different products and different classes of customers. Because of the variety of such products and customers, no meaningful estimate of either the total number of competitors or the Registrant's overall competitive position can be made. Generally, competition is intense as to all of the Registrant's products and, as to most such products, is based on price, including competitive bidding, product reputation and performance, and product servicing. Although some competitors in certain product lines are larger than the Registrant, the Registrant believes it is the leading supplier of particular products in the United States.

     The backlog of orders of the Safety Products Group products believed to be firm at December 31, 1997 and 1996 was $22.1 million and $18.6 million, respectively. Almost all of the backlog of orders at December 31, 1997, are reasonably expected to be filled within the current fiscal year.

During the period 1993 through 1997, the following businesses were acquired and became part of the Safety Products Group:



Entity            Principal Headquarters  Acquired       Principal Products/Services
------            ----------------------  --------       ---------------------------
Akusta IFE        England                 October 1997   Heavy duty and explosion-proof
                                                         communications equipment

Pauluhn Electric  Texas                   July 1997      Hazardous area and explosion-proof
                                                         electrical products

Victor            England                 June 1996      Hazardous area industrial lighting products

Target Tech       Illinois                December 1995  Amber signaling products for construction
                                                         and work vehicles

Justrite          Illinois                May 1994       Safety equipment for the storage,
                                                         transfer, use and disposal of flammable
                                                         and hazardous materials

Sign Group

     The Sign Group, operating principally under the name "Federal Sign", designs, engineers, manufactures, installs and maintains sign displays for both sale and lease. The Registrant additionally provides sign repair services and also enters into maintenance service contracts for signs it manufactures as well as signs produced by other manufacturers. Its operations are oriented to custom designing and engineering of commercial and industrial signs or groups of signs for its customers.

     The sale and lease of signs and the sale of maintenance contracts are conducted primarily through the Registrant's direct sale organization which operates from its twenty-four principal sales and manufacturing facilities located strategically throughout the continental U.S. Customers for sign products and services consist of local commercial businesses, as well as major national and multi-national companies.

     Some of the Registrant's displays are leased to customers for terms of typically three to five years, with both the lease and the maintenance portions of many such contracts then renewed for successive periods.

     The Registrant is nationally a principal producer of high-end custom and custom-quantity signs. The Registrant's marketing strategies focus on market segments to which it can provide a unique set of services. The Registrant has multiple regional and national competitors. Competition for sign products and services is intense and competitive factors are largely quality, price, project and program management capabilities, aesthetic and design considerations, and lease/maintenance services.

     Total backlog at December 31, 1997, applicable to sign products and services was approximately $53.5 million compared to approximately $52.4 million at December 31, 1996. A significant part of the Registrant's sign products and services backlog relates to sign maintenance contracts since such contracts are usually performed over long periods of time. At December 31, 1997, the Sign Group had a backlog of in-service sign maintenance contracts of approximately $36.8 million compared to approximately $41.2 million at December 31, 1996. With the exception of the sign maintenance contracts, most of the backlog orders at December 31, 1997, are reasonably expected to be filled within the current fiscal year.

Tool Group

     Tool Group products are produced by the Registrant's wholly-owned subsidiaries. The die components and precision tooling operations include:
Dayton Progress Corporation, Schneider Stanznormalien GmbH (Schneider), Jamestown Precision Tooling, Inc., Technical Tooling, Inc. (TTI), and M.J. Industries (MJI). The cutting tool operations include Manchester Tool Company and Dico Corporation. During the period 1993 to 1996, sales and revenue were also generated by Bassett Rotary Tool Company, a manufacturer of rotary carbide cutting tools, which was sold at the end of 1996.

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

     During the period 1993 through 1997, the die components and precision tooling operations continued to broaden the markets they serve through the following acquisitions:



Entity  Principal Headquarters  Acquired     Principal Products/Services
------  ----------------------  --------     ---------------------------
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

     The order backlogs of the Tool Group as of December 31, 1997, and December 31, 1996, were $9.5 million and $7.6 million, respectively. All of the backlog of orders at December 31, 1997, is expected to be filled within the current fiscal year.

Vehicle Group

     The Vehicle Group is composed of Emergency One, Inc., Bronto Skylift Oy Ab (Bronto), Superior Emergency Vehicles, Ltd., Elgin Sweeper Company, Vactor Manufacturing, Inc. (Vactor), Guzzler Manufacturing, Inc. (Guzzler), and Ravo International. In January 1998, the Registrant also acquired Saulsbury Fire Equipment Corp. and Five Star Manufacturing. These acquisitions are more fully described in the "Other Matters" section of the Financial Review.

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

Acquired in August 1995, and headquartered in Tampere, Finland, Bronto is a leading manufacturer of vehicle-mounted aerial access platforms for fire rescue and heavy duty industrial markets. The acquisition enabled the Vehicle Group to expand its worldwide fire apparatus product offering and distribution.

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

     At December 31, 1997, the Vehicle Group backlog was $223.1 million compared to $201.5 million at December 31, 1996. A substantial majority of the orders in the backlog at December 31, 1997, are reasonably expected to be filled within the current fiscal year.

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

     The Registrant's business is not materially dependent upon research activities relating to the development of new products or services or the improvement of existing products and services, but such activities are of importance as to some of the Registrant's products. Expenditures for research and development by the Registrant were approximately $12.0 million in 1997, $11.2 million in 1996 and $7.0 million in 1995.

     Note M - Segment Information, presented in the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 15, 1998, contains information concerning the Registrant's foreign sales, export sales and operations by geographic area, and is incorporated herein by reference.

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

     No material part of the business of the Registrant is dependent either upon a single customer or very few customers. The Registrant is in substantial compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment. These provisions have had no material adverse impact upon capital expenditures, earnings or competitive position of the Registrant and its subsidiaries. The Registrant employed 6,591 people in ongoing businesses at the close of 1997. The Registrant believes relations with its employees have been very good.

Item 2. Properties.

     As of March 1, 1998, the Registrant utilized thirty-two principal manufacturing plants located throughout North America, as well as thirteen in Europe, one in South Africa, and one in the Far East. In addition, there were thirty-seven sales and service/warehouse sites, with thirty-three being domestically based and four located overseas.

     In total, the Registrant devoted approximately 1,989,000 square feet to manufacturing and 992,000 square feet to service, warehousing and office space, as of March 1, 1998. Of the total square footage, approximately 40% is devoted to the Safety Products Group, 8% to the Sign Group, 10% to the Tool Group and 42% to the Vehicle Group. Approximately 62% of the total square footage is owned by the Registrant, with the remaining 38% being leased.

     All of the Registrant's properties, as well as the related machinery and equipment, are considered to be well-maintained, suitable and adequate for their intended purposes. In the aggregate, these facilities are of sufficient capacity for the Registrant's current business needs.

     Capital expenditures for the years ended December 31, 1997, 1996 and 1995 were $19.6 million, $16.9 million, and $15.7 million, respectively. The Registrant anticipates total capital expenditures in 1998 will be approximately 20% to 30% greater than 1997 amounts.

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

     On December 29, 1995, the Registrant settled a lawsuit with Duravision, Inc. and Manufacturers Product Research Group of North America, Inc. for $6.7 million. As a result of the settlement, the Registrant recorded a pre-tax charge in other income and expense, the after-tax effect of which was $4.2 million, or $.09 per share. The resolution of this case had no effect on the Registrant's operating performance as it involved a discontinued product line. The Registrant is actively seeking recoveries from its original trial counsel.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of security holders through the solicitation of proxies or otherwise during the three months ended December 31, 1997.

                                   PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters.

     Federal Signal Corporation's Common Stock is listed and traded on the New York Stock Exchange under the symbol FSS. Market price range and dividend per share data listed in Note P - Selected Quarterly Data (Unaudited) contained in the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 15, 1998 is incorporated herein by reference. As of March 1, 1998, there were 5,052 holders of record of the Registrant's common stock.

     Certain long-term debt agreements impose restrictions on the Registrant's ability to pay cash dividends on its common stock. All of the retained earnings at December 31, 1997, were free of any restrictions.

Item 6. Selected Financial Data.

     Selected Financial Data contained in the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 15, 1998, is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The Financial Review contained in the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 15, 1998, is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data.

     The consolidated financial statements and accompanying footnotes of the Registrant and the report of the independent auditors set forth in the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 15, 1998, are incorporated herein by reference.


Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.

     None.


                                   PART III

Item 10. Directors and Executive Officers of the Registrant.

The information under the caption "Election of Directors" contained in the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 15, 1998, is incorporated herein by reference.

     The following is a list of the Registrant's executive officers, their ages, business experience and positions and offices as of March 1, 1998:

     Joseph J. Ross, age 52, was elected Chairman, President and Chief Executive Officer in February 1990.

     John A. DeLeonardis, age 50, was elected Vice President-Taxes in January 1992.

     Duane A. Doerle, age 42, was elected Vice President-Corporate Development in July 1996. Previously, he served as Director-Corporate Development since April 1992. He has worked for the Registrant in various capacities since October 1984.

     Henry L. Dykema, age 58, joined the Registrant as Vice President and Chief Financial Officer in January 1995. Mr. Dykema was self-employed from September 1993 to December 1994 and served as Vice President-Finance and Chief Financial Officer of Kennametal, Inc. from October 1989 to August 1993.

     Richard G. Gibb, age 54, was appointed Executive Vice President in January 1998. Previously, Mr. Gibb was President of the Safety Products Group and the Signal Products Division, having served in those capacities since April 1995 and February 1985, respectively.

     Robert W. Racic, age 49, was elected Vice President and Treasurer in April 1984.

     Richard L. Ritz, age 44, was elected Vice President and Controller in January 1991.

     Kim A. Wehrenberg, age 46, was elected Vice President, General Counsel and Secretary effective October 1986.

     These officers hold office until the next annual meeting of the Board of Directors following their election and until their successors shall have been elected and qualified.

     There are no family relationships among any of the foregoing executive officers.

Item 11. Executive Compensation.

      The information contained under the caption "Executive Compensation" of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held April 15, 1998, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

      The information contained under the caption "Security Ownership of Certain Beneficial Owners" of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held April 15, 1998, is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

      The information contained under the caption "Executive Compensation" of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held April 15, 1998, is incorporated herein by reference.

                                   PART IV



Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)1. Financial Statements

      The following consolidated financial statements of Federal Signal Corporation and Subsidiaries included in the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 15, 1998, are filed as a part of this report and are incorporated by reference in Item 8:

           Consolidated Balance Sheets -- December 31, 1997 and 1996

           Consolidated Statements of Income -- Years ended December 31, 1997, 1996 and 1995

           Consolidated Statements of Cash Flows -- Years ended December 31, 1997, 1996 and 1995

           Notes to Consolidated Financial Statements

2.    Financial Statement Schedules

      The following consolidated financial statement schedule of Federal Signal Corporation and Subsidiaries, for the three years ended December 31, 1997, is filed as a part of this report in response to Item 14(d):

      Schedule II -- Valuation and qualifying accounts

      All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore, have been omitted.

3.    Exhibits

      3. a. Restated Certificate of Incorporation of the Registrant, filed as Exhibit (3)(a) to the Registrant's Form 10-K for the year ended December 31, 1996, is incorporated herein by reference.

          b. By-laws of the Registrant, filed as Exhibit (3)(b) to the Registratnt's Form 10-K for the year ended December 31, 1996, is incorporated herein by reference.

     4. a. Rights Agreement, filed as Exhibit (4)(a) to the Registrant's Form 10-K for the year ended December 31, 1993, is incorporated herein by reference.

          b. The Registrant has no long-term debt agreements for which the related outstanding debt exceeds 10% of consolidated total assets as of December 31, 1997. Copies of debt instruments for which the related debt is less than 10% of consolidated total assets will be furnished to the Commission upon request.

     10. a. The 1996 Stock Benefit Plan, filed as Exhibit (10)(a) to the Registrant's Form 10-K for the year ended December 31, 1996, is incorporated herein by reference.

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

          h. Director Deferred Compensation Plan.

          i. Retirement Plan for Outside Directors (applies only to individuals who became a director prior to October 9, 1997).

     13. Proxy Statement for the Annual Meeting of Shareholders to be held April 15, 1998. Such report, except for those portions thereof which are expressly incorporated by reference in this Form 10-K, is furnished for the information of the Commission only and is not to be deemed "filed" as part of this filing.

     21.  Subsidiaries of the Registrant

     23.  Consent of Independent Auditors

     27.  Financial Data Schedule

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed for the three months ended December 31, 1997.

(c)  and (d)

     The response to this portion of Item 14 is being submitted as a separate section of this report.

Other Matters

     For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned, the Registrant, hereby undertakes as follows, which undertaking shall be incorporated by reference into the Registrant's Registration Statements on Form S-8 Nos. 33-12876, 33-22311, 33-38494, 33-41721, 33-49476
and 33-14251, dated April 14, 1987, June 26, 1988, December 28, 1990, July 15,
1991, June 9, 1992, and October 16, 1996, respectively:

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


                                FEDERAL SIGNAL CORPORATION




                                By:         /s/  Joseph J. Ross
                                     ------------------------------------
                                     Chairman, President, Chief Executive
                                             Officer and Director




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, on March 30, 1998, by the following persons on behalf of the Registrant and in the capacities indicated.




    /s/  Henry L. Dykema                    /s/  Walter R. Peirson
-----------------------------             ---------------------------
  Vice President and Chief                         Director
      Financial Officer


/s/  Richard L. Ritz                      /s/  J. Patrick Lannan, Jr.
-----------------------------             ---------------------------
Vice President and Controller                      Director


                                          /s/  James A. Lovell, Jr.
                                          ---------------------------
                                                   Director


                                          /s/  Thomas N. McGowen, Jr.
                                          ---------------------------
                                                   Director


                                          /s/  Richard R. Thomas
                                          ---------------------------
                                                   Director

                                                                     SCHEDULE II



                 FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
                      Valuation and Qualifying Accounts

             For the Years Ended December 31, 1997, 1996 and 1995






                                                             Deductions
                                                Additions   -----------
                                                ----------   Accounts
                                    Balance at  Charged to  written off   Balance
                                    beginning   costs and     net of       at end
           Description               of year     expenses   recoveries    of year
----------------------------------  ----------  ----------  -----------  ----------

Year ended December 31, 1997:
----------------------------------

 Deducted from asset accounts:

   Allowance for doubtful accounts
   Manufacturing activities         $2,602,000                           $2,527,000
   Financial service activities      1,348,000                            1,772,000
                                    ----------                           ----------

 Total                              $3,950,000  $2,421,000   $2,072,000  $4,299,000



Year ended December 31, 1996:
----------------------------------

 Deducted from asset accounts:

   Allowance for doubtful accounts
   Manufacturing activities         $3,058,000                           $2,602,000
   Financial service activities      1,124,000                            1,348,000
                                    ----------                           ----------

 Total                              $4,182,000  $1,719,000   $1,951,000  $3,950,000



Year ended December 31, 1995:
----------------------------------

 Deducted from asset accounts:

   Allowance for doubtful accounts
   Manufacturing activities         $2,848,000                           $3,058,000
   Financial service activities      1,174,000                            1,124,000
                                    ----------                           ----------

 Total                              $4,022,000  $1,716,000   $1,556,000  $4,182,000