Form 10-Q
period 1998-03-31
FEDERAL SIGNAL CORP /DE/
filed 1998-05-14
CIK 277509

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

(Mark One)

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

                                    OR

o TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

Commission file number: 1-6003


                        Federal Signal Corporation
          (Exact name of Registrant as specified in its charter)

Delaware                            36-1063330
(State or other jurisdiction of     (I.R.S. Employer
incorporation or organization)      Identification No.)

1415 West 22nd Street
Oak Brook, IL  60523
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

Title
Common Stock, $1.00 par value  45,707,840 shares outstanding at April
30, 1998

Part I.  Financial Information

Item 1.  Financial Statements

INTRODUCTION


The consolidated condensed financial statements of Federal Signal Corporation and subsidiaries included herein have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Registrant's Proxy Statement for the Annual Meeting of Shareholders held on April 15, 1998.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES


CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)


                                               Three Months Ended March 31

                                                  1998             1997
                                               ----------       ----------

Net sales                                    $231,230,000     $224,485,000

Costs and expenses:

  Cost of sales                               160,180,000      154,061,000
  Selling, general and administrative          50,783,000       46,624,000

   Other (income) and expenses:
    Interest expense                            4,467,000        3,937,000
    Other (income), net                          (161,000)        (526,000)
                                              -----------      -----------

                                              215,269,000      204,096,000

Income before income taxes                     15,961,000       20,389,000

Income taxes                                    5,115,000        6,773,000
                                              -----------      -----------

Net income                                   $ 10,846,000     $ 13,616,000
                                              ===========      ===========



COMMON STOCK DATA:

Basic and diluted net income per share         $      .24      $       .30
                                                =========       ==========

Weighted average common shares outstanding
  Basic                                        45,674,000       45,256,000
  Diluted                                      45,959,000       45,827,000

Cash dividends per share of
 common stock                                  $    .1775       $    .1675


See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)


                                               Three Months Ended March 31

                                                  1998            1997
                                              -----------      -----------

Net income                                    $10,846,000      $13,616,000

Other comprehensive loss, net of tax -
 Foreign currency translation adjustments      (1,842,000)      (4,082,000)

Comprehensive income                           $9,004,000       $9,534,000
                                               ==========       ==========




See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES


CONDENSED CONSOLIDATED BALANCE SHEETS

                                                March 31     December 31
                                                  1998         1997 (a)
                                               (Unaudited)

ASSETS

Manufacturing activities -

  Current assets:

   Cash and cash equivalents                  $16,995,000     $10,686,000

   Trade accounts receivable, net of
    allowances for doubtful accounts          140,021,000     142,973,000

   Inventories:
    Raw materials                              62,888,000      55,524,000
    Work in process                            27,048,000      25,043,000
    Finished goods                             33,932,000      28,816,000

   Prepaid expenses                             4,986,000       5,580,000
                                              -----------     -----------

   Total current assets                       285,870,000     268,622,000

  Properties and equipment:
    Land                                        5,820,000       5,134,000
    Buildings and improvements                 44,586,000      40,190,000
    Machinery and equipment                   147,588,000     142,043,000
    Accumulated depreciation                 (106,372,000)   (102,658,000)
                                              -----------    ------------
    Net properties and equipment               91,622,000      84,709,000

  Intangible assets, net of
   accumulated amortization                   197,428,000     188,002,000

  Other deferred charges and assets            20,339,000      19,482,000
                                              -----------     -----------

  Total manufacturing assets                  595,259,000     560,815,000

Financial services activities -

  Lease financing receivables, net of
   allowances for doubtful accounts           167,265,000     167,090,000
                                              -----------     -----------

Total assets                                 $762,524,000    $727,905,000
                                              ===========     ===========


See notes to condensed consolidated financial statements.

(a) The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

                                                March 31     December 31
                                                  1998         1997 (a)
                                               (Unaudited)

LIABILITIES

Manufacturing activities -

  Current liabilities:

   Short-term borrowings                     $115,888,000     $86,158,000
   Trade accounts payable                      52,590,000      50,385,000
   Accrued liabilities and income taxes        92,428,000      90,486,000
                                              -----------     -----------

   Total current liabilities                  260,906,000     227,029,000

  Long-term borrowings                         31,061,000      32,110,000
  Deferred income taxes                        23,581,000      23,581,000
                                              -----------     -----------

  Total manufacturing liabilities             315,548,000     282,720,000

Financial services activities - Borrowings    145,605,000     145,413,000

Total liabilities                             461,153,000     428,133,000

SHAREHOLDERS' EQUITY

   Common stock - par value                    46,590,000      46,501,000
   Capital in excess of par value              62,619,000      61,029,000
   Retained earnings                          229,101,000     226,432,000
   Treasury stock                             (19,639,000)    (19,695,000)
   Deferred stock awards                       (2,681,000)     (1,718,000)
   Accumulated other comprehensive income     (14,619,000)    (12,777,000)
                                              -----------     -----------
   Total shareholders' equity                 301,371,000     299,772,000
                                              -----------     -----------

  Total liabilities and
   shareholders' equity                      $762,524,000    $727,905,000
                                              ===========     ===========


See notes to condensed consolidated financial statements.

(a) The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                               Three Months Ended March 31

                                                  1998             1997
                                               ----------       -------
Operating activities:
  Net income                                  $10,846,000      $13,616,000
  Depreciation                                  4,039,000        3,629,000
  Amortization                                  1,684,000        1,376,000
  Working capital changes and other             3,157,000      (11,080,000)
                                              -----------      -----------

   Net cash provided by operating
    activities                                 19,726,000        7,541,000

Investing activities:
  Purchases of properties and
   equipment                                   (5,484,000)      (5,240,000)
  Principal extensions under
   lease financing agreements                 (21,446,000)     (31,770,000)
  Principal collections under
   lease financing agreements                  21,271,000       27,524,000
  Payments for purchases of companies,
   net of cash acquired                       (23,433,000)
  Other, net                                    1,545,000        1,652,000
                                              -----------      -----------

Net cash used for investing
 activities                                   (27,547,000)      (7,834,000)

Financing activities:
  Additional short-term
   borrowings, net                             29,933,000       13,899,000
  Reduction of long-term borrowings              (192,000)      (1,206,000)
  Purchases of treasury stock                    (157,000)      (5,252,000)
  Cash dividends paid to
   shareholders                               (15,856,000)     (14,131,000)
  Other, net                                      402,000           99,000
                                              -----------      -----------

  Net cash provided by (used for) financing
   activities                                  14,130,000       (6,591,000)
                                              -----------      -----------

Increase (decrease) in cash and cash
 equivalents                                    6,309,000       (6,884,000)
Cash and cash equivalents at
 beginning of period                           10,686,000       12,431,000
                                              -----------      -----------

Cash and cash equivalents at
 end of period                               $ 16,995,000     $  5,547,000
                                              ===========      ===========


See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


1. It is suggested that the condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Registrant's Proxy Statement for the Annual Meeting of Shareholders held on April 15, 1998.

2. In the opinion of the Registrant, the information contained herein reflects all adjustments necessary to present fairly the Registrant's financial position, results of operations and cash flows for the interim periods. Such adjustments are of a normal recurring nature. The operating results for the three months ended March 31, 1998, are not necessarily indicative of the results to be expected for the full year of 1998.

3. Interest paid for the three-month periods ended March 31, 1998 and 1997 was $4,679,000 and $4,020,000, respectively. Income taxes paid for these same periods were $1,085,000 and $4,914,000, respectively.

4. The following table summarizes the information used in computing basic and diluted income per share:


                                          Three Months Ended March 31
                                             1998            1997
      Numerator for both basic
       and diluted income per share
       computations - net income          $10,846,000     $13,616,000
                                           ==========      ==========

      Denominator for basic income
       per share - weighted average
       shares outstanding                  45,674,000      45,256,000
      Effect of employee stock options
       (dilutive potential common shares)     285,000         571,000
      Denominator for diluted income
       per share - adjusted shares         45,959,000      45,827,000

5. In 1998, the company adopted Statement of Financial Accounting Standard (SFAS) No. 130, "Reporting Comprehensive Income", which requires companies to report all changes in equity during a period, except those resulting from investments by owners and distributions to owners, in a financial statement for the period in which they are recognized. The prior year has been restated to conform to the requirements of SFAS No. 130.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.


FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND
RESULTS OF OPERATIONS
FIRST QUARTER 1998

Comparison with First Quarter 1997

First quarter net income of $10.8 million declined from the $13.6 million reported in the first quarter of 1997 largely as a result of truck-chassis supply constraints in the Vehicle Group and lower Sign sales. Diluted earnings per share of $.24 also declined from last year's $.30. Sales increased to $231.2 million from last year's first quarter of $224.5 million. Backlog increased 33% to $336.1 million, up from $253.5 million a year ago and up 9% from December 31, 1997, with most of the increase in the Vehicle Group.

All four groups enjoyed increases in new orders over last year's first quarter. The Safety Products and Tool groups reported increased sales and earnings over last year's first quarter while the Vehicle and Sign groups' sales and earnings were lower.

Safety Products Group orders increased 29%, led by a sharp increase in non-U.S. orders, as all operating units had good markets and achieved increases over the prior year. Sales increased 22% and operating income increased 56%. The strong sales growth was the principal reason for the group's significantly improved operating margin. Improved product mix in the group's signaling businesses and excellent results achieved by the group's recently acquired U.S.-based hazardous area lighting unit also contributed significantly to the group's sales and earnings growth, as well as to margin expansion.

Vehicle Group orders increased 24% mainly as a result of strength in the fire rescue business in the U.S., the acquisition of Saulsbury Fire early in the quarter and good order growth in all environmental product lines except European sweepers. Vehicle Group sales declined 4% primarily because truck-chassis supply shortages continued to constrain deliveries, particularly in U.S. fire rescue products and municipal sewer cleaners. Operating income declined 42% for the Vehicle Group as the continuing inability of our suppliers to provide us with sufficient truck-chassis caused production inefficiencies in addition to the lower sales volume. A temporary unfavorable sales mix also reduced margins in the fire rescue business. The truck-chassis shortage is an industry-wide situation; the current industry outlook, based on input from our suppliers, is that the supply shortage will alleviate somewhat in the second half of 1998.

Tool Group orders rose 7% and sales increased 6% over the prior year. New marketing and sales initiatives helped drive particularly strong orders in the Tool Group's cutting tool segment. Operating income increased 1% as planned first quarter marketplace spending in the cutting tool segment, as well as a short-term mix change in the precision punch segment, temporarily reduced margins.

The Sign Group's new orders were up 7% in the first quarter. Sales were down 11% on weak orders and backlog from last year's fourth quarter. The group reported an operating loss of $.8 million compared to a profit of $.5 million in last year's first quarter. About one-third of the first quarter loss was caused by one-time costs related to closing the group's Las Vegas manufacturing plant. The plant closing will lower future manufacturing costs since improved throughput at Sign's other plants will allow those plants to handle the volume formerly manufactured in Las Vegas.

Cost of sales as a percent of net sales increased from 68.6% in the first quarter of 1997 to 69.3% in the first quarter of 1997. The percentage increase was largely attributable to the production inefficiencies experienced in the Vehicle Group. Selling, general and administrative expenses as a percent of net sales increased to 22.0% from 20.8% in the first quarter of 1997 reflecting a higher percentage of sales in the Safety Products Group. The Safety Products Group's selling, general and administrative expenses tend to be higher as a percentage of sales than the company's other groups. Interest expense increased from $3.9 million to $4.5 million largely as a result of increased borrowings to finance recent business acquisitions. The effective tax rate for the first quarter of 1998 was 32.0% compared to the first quarter 1997 rate of 33.2%. The decrease mainly resulted from higher percentages of tax-exempt interest income and foreign income taxed at lower rates.

Seasonality of Registrant's Business

Certain of the Registrant's businesses are susceptible to the influences of seasonal buying or delivery patterns. The Registrant's businesses which tend to have lower sales in the first calendar quarter compared to other quarters as a result of these influences are signage, street sweeping, outdoor warning, municipal emergency signal products, parking systems and fire rescue products.

Financial Position and Liquidity at March 31, 1998

The current ratio applicable to manufacturing activities was 1.1 at March 31, 1998 and 1.2 at December 31, 1997. Working capital (manufacturing operations) at March 31, 1998 was $25.0 million compared to $41.6 million at the most recent year end. The decrease in working capital principally resulted from the company's use of short-term debt to fund two acquisitions in January 1998. The debt to capitalization ratio applicable to manufacturing activities was 33% at March 31, 1998 compared to 28% at December 31, 1997. The debt to capitalization ratio applicable to financial services activities was 87% at March 31, 1998 and December 31, 1997.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

At its Annual Meeting of Stockholders on April 15, 1998, the stockholders of the Registrant voted to elect two directors and to amend the Federal Signal Corporation Stock Benefit Plan.

Thomas N. McGowen, Jr. was re-elected a director for a three-year term. Holders of 37,870,000 shares voted for the re-election, 589,118 shares withheld votes, 7,529,369 shares did not vote and there were no broker nonvotes.

Richard R. Thomas was re-elected a director for a three-year term. Holders of 37,920,246 shares voted for the re-election, 538,942 shares withheld votes, 7,529,369 shares did not vote and there were no broker nonvotes.

Holders of 36,800,366 shares voted for the FSC Stock Benefit Plan amendment, 1,249,519 shares voted against, 409,301 shares withheld votes, 7,529,369 shares did not vote and there were two broker nonvotes.

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

                        Federal Signal Corporation

05/14/98              By:          /s/ Henry L. Dykema
Date                    Henry L. Dykema, Vice President and Chief
                        Financial Officer