Form 10-Q
period 1998-06-30
FEDERAL SIGNAL CORP /DE/
filed 1998-08-14
CIK 277509

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

(Mark One)

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1998

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

                             1415 West 22nd Street
                              Oak Brook, IL 60523
  (Former name, former address, and former fiscal year, if changed since last report)

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

Title
Common Stock, $1.00 par value             45,705,361 shares outstanding at
July 31, 1998

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

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)


                                           Three Months Ended June 30        Six Months Ended June 30
                                              1998            1997             1998             1997
Net sales                                 $250,121,000    $236,156,000    $481,351,000     $460,641,000

Costs and expenses:

Cost of sales                              170,526,000     158,893,000     330,706,000      312,954,000
Selling, general and administrative         51,496,000      50,144,000     102,279,000       96,768,000

Other (income) and expenses:
Interest expense                             4,865,000       4,154,000       9,332,000        8,091,000
Other (income) expense                        (225,000)       (640,000)       (386,000)      (1,166,000)
                                           -----------     -----------     -----------      -----------

                                           226,662,000     212,551,000     441,931,000      416,647,000
                                           -----------     -----------     -----------      -----------

Income before income taxes                  23,459,000      23,605,000      39,420,000       43,994,000

Income taxes                                 7,446,000       7,546,000      12,561,000       14,319,000
                                           -----------     -----------     -----------      -----------

Net income                                $ 16,013,000    $ 16,059,000     $26,859,000      $29,675,000
                                           ===========     ===========      ==========       ==========

COMMON STOCK DATA:

Basic net income per share                $        .35    $        .35     $       .59      $       .66
                                           ===========     ===========      ==========       ==========

Diluted net income per share              $        .35    $        .35     $       .58      $       .65
                                           ===========     ===========      ==========       ==========



Weighted average common shares outstanding:
  Basic                                     45,710,000     45,251,000       45,693,000       45,254,000
  Diluted                                   45,988,000     45,820,000       45,974,000       45,824,000

Cash dividends per share of common stock    $    .1775     $    .1675      $     .3550       $    .3350

See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)


                                          Three Months Ended June 30        Six Months Ended June 30
                                              1998            1997             1998          1997
Net income                                $16,013,000     $16,059,000      $26,859,000    $29,675,000

Other comprehensive income (loss)-
 Foreign currency translation adjustments     435,000      (1,935,000)      (1,407,000)    (6,017,000)
                                           ----------      ----------       ----------     ----------

Comprehensive income                      $16,448,000     $14,124,000      $25,452,000    $23,658,000
                                           ==========      ==========       ==========     ==========




See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES


CONDENSED CONSOLIDATED BALANCE SHEETS
                                                 June 30          December 31
                                                  1998             1997 (a)
                                               ---------           --------
                                               (Unaudited)
ASSETS

Manufacturing activities -

  Current assets:

   Cash and cash equivalents                 $10,769,000         $10,686,000

   Trade accounts receivable, net of
    allowances for doubtful accounts         151,252,000         142,973,000

   Inventories:
    Raw materials                             63,438,000          55,524,000
    Work in process                           34,408,000          25,043,000
    Finished goods                            33,435,000          28,816,000
                                              -----------         -----------
    Total inventories                        131,281,000         109,383,000

   Prepaid expenses                            5,038,000           5,580,000
                                              -----------        -----------

   Total current assets                      298,340,000         268,622,000

  Properties and equipment:
    Land                                       5,715,000           5,134,000
    Buildings and improvements                44,796,000          40,190,000
    Machinery and equipment                  151,366,000         142,043,000
    Accumulated depreciation                (110,193,000)       (102,658,000)
                                              -----------         -----------
    Net properties and equipment              91,684,000          84,709,000

  Intangible assets, net of
   accumulated amortization                  195,929,000         188,002,000

  Other deferred charges and assets           20,567,000          19,482,000
                                              -----------        -----------

  Total manufacturing assets                 606,520,000         560,815,000

Financial services activities -

  Lease financing receivables, net of
   allowances for doubtful accounts          170,098,000         167,090,000
                                              -----------        -----------

Total assets                                $776,618,000        $727,905,000
                                             ===========         ===========


See notes to condensed consolidated financial statements.

(a)The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

                                                 June 30          December 31
                                                  1998             1997 (a)
                                               ---------           --------
                                               (Unaudited)

LIABILITIES

Manufacturing activities -

  Current liabilities:

   Short-term borrowings                     $116,106,000        $86,158,000
   Trade accounts payable                      60,087,000         50,385,000
   Accrued liabilities and income taxes        89,061,000         90,486,000
                                               ----------        -----------

   Total current liabilities                  265,254,000        227,029,000

  Long-term borrowings                         30,443,000         32,110,000
  Deferred income taxes                        23,581,000         23,581,000
                                              -----------        -----------

  Total manufacturing liabilities             319,278,000        282,720,000

  Financial services activities -Borrowings   148,148,000        145,413,000


Total liabilities                             467,426,000        428,133,000

SHAREHOLDERS' EQUITY

   Common stock - par value                   46,611,000          46,501,000
   Capital in excess of par value             62,939,000          61,029,000
   Retained earnings                         236,988,000         226,432,000
   Treasury stock                            (20,727,000)        (19,695,000)
   Deferred stock awards                      (2,435,000)         (1,718,000)
   Accumulated other comprehensive income    (14,184,000)        (12,777,000)
                                             -----------         -----------
   Total shareholders' equity                309,192,000         299,772,000
                                             -----------         -----------

  Total liabilities and
   shareholders' equity                     $776,618,000        $727,905,000
                                             ===========         ===========


See notes to condensed consolidated financial statements.

(a) The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                  Six Months Ended June 30
                                                   1998              1997
Operating activities:
  Net income                                   $26,859,000       $29,675,000
  Depreciation                                   8,233,000         7,367,000
  Amortization                                   3,377,000         2,776,000
  Working capital changes and other            (11,010,000)      (26,919,000)
                                                ----------        ----------

Net cash provided by operating
activities                                      27,459,000        12,899,000

Investing activities:
  Purchases of properties and
   equipment                                   (10,515,000)       (9,737,000)
  Principal extensions under
   lease financing agreements                  (49,306,000)      (59,327,000)
  Principal collections under
   lease financing agreements                   46,298,000        54,020,000
  Payments for purchases of companies,
   net of cash acquired                        (23,080,000)
  Other, net                                        69,000         2,678,000
                                                ----------        ----------

Net cash used for investing activities         (36,534,000)      (12,366,000)

Financing activities:
  Additional short-term
   borrowings, net                              34,245,000        20,799,000
  Reduction of long-term borrowings             (1,667,000)       (1,638,000)
  Purchases of treasury stock                      (57,000)       (5,282,000)
  Cash dividends paid to shareholders          (23,982,000)      (21,716,000)
  Other, net                                       619,000           257,000
                                                ----------        ----------

Net cash provided by (used for) financing
 activities                                      9,158,000        (7,580,000)

Increase (Decrease) in cash and cash
 equivalents                                        83,000        (7,047,000)
Cash and cash equivalents at
 beginning of period                            10,686,000        12,431,000
                                                ----------        ----------

Cash and cash equivalents at
 end of period                                 $10,769,000       $ 5,384,000
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

2. In the opinion of the Registrant, the information contained herein reflects all adjustments necessary to present fairly the Registrant's financial position, results of operations and cash flows for the interim periods. Such adjustments are of a normal recurring nature. The operating results for the three months and six months ended June 30, 1998, are not necessarily indicative of the results to be expected for the full year of 1998.

3. Interest paid for the six-month periods ended June 30, 1998 and 1997 was $10,157,000 and $8,419,000, respectively. Income taxes paid for these same periods were $11,383,000 and $16,843,000, respectively.


4. The following table summarizes the information used in computing basic and diluted income per share:




                                          Three Months Ended June 30      Six Months Ended June 30
                                          --------------------------------------------------------
                                             1998            1997           1998           1997

      Numerator for both basic
       and diluted income per share
       computations - net income          $16,013,000     $16,059,000   $26,859,000    $29,675,000
                                           ==========      ==========    ==========     ==========

      Denominator for basic income
       per share - weighted average
       shares outstanding                  45,710,000      45,251,000    45,693,000     45,254,000
      Effect of employee stock options
       (dilutive potential common shares)     278,000         569,000       281,000        570,000
                                           ----------      ----------    ----------     ----------
      Denominator for diluted income
       per share - adjusted shares         45,988,000      45,820,000    45,974,000     45,824,000
                                           ==========      ==========    ==========     ==========




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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation


FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND
RESULTS OF OPERATIONS
SECOND QUARTER 1998

Comparison with Second Quarter 1997

Federal Signal Corporation achieved record quarterly sales during the second quarter of 1998. New orders increased 9% and sales increased 6% over the second quarter of 1997. Diluted earnings per share of $.35 for the second quarter were even with last year's results. Sales increased to $250.1 million compared to $236.2 million in the same period a year ago. Net income of $16.0 million was essentially even with last year's second quarter. Operating margins improved sharply over 1998's first quarter. Backlogs at June 30, 1998 were $336.4 million, an increase of 36% over the $246.6 million a year ago and up 9% from the beginning of the year with most of the backlog increase generated by the Vehicle Group.

Three of the company's four groups achieved earnings increases over last year's second quarter. The Safety Products and Tool groups again reported growth in orders, sales and operating income over last year's results. The Sign Group's earnings increased slightly in the second quarter though sales declined from last year's comparatively strong second quarter. Vehicle Group sales grew modestly in the second quarter while earnings declined.

The Safety Products Group's orders rose 21% in the second quarter driven by strong increases in lighting products, signaling and hazardous material containment products. Sales increased 20% while earnings increased 38% on strong margin expansion resulting from the continuing excellent performance of the U.S.-based hazardous lighting business acquired in mid-1997. The return to normal margins in the hazardous material containment business, whose 1997 results were adversely affected by a one-time charge, also benefited the group's performance.

Vehicle Group orders increased 9% with fire rescue growing at a somewhat higher rate than environmental products. Fire rescue orders increased in the U.S., reflecting higher orders for traditional aluminum-bodied vehicles as well as the addition of stainless steel-bodied vehicles resulting from the company's acquisition of Saulsbury Fire in January of this year. Environmental products orders rose as increases in street sweepers, sewer cleaners and industrial vacuum vehicles for use in the U.S. more than offset a decline in non-U.S. street sweeper orders from a very high level last year. Vehicle Group sales increased 3% while earnings declined 15%. Truck chassis supply shortages again caused lower sales volumes, productivity problems and lower margins in key U.S.-based vehicle businesses. Based on input from the group's suppliers, we continue to believe that the chassis supply shortage should alleviate in the second half of 1998.

Tool Group orders increased a strong 8% in the second quarter. Orders for punches and related components and cutting tool orders both improved over last year with cutting tools growing at the highest rate. The group's sales and earnings both increased 6% with operating margin improving slightly over last year.

Orders and sales declined at the Sign Group, the smallest of the company's four groups. Sign Group second quarter orders declined 22% from year ago levels, although bidding activity remains good. The timing of order placement in Sign's important large customer market continues to result in uneven order patterns. Sales fell 16% as a result of slow second quarter orders and low backlogs at the end of the first quarter. Though sales were lower, the group produced earnings just above last year's second quarter. Sign improved its gross margins and reduced operating expenses, in part a result of implementing various new processes which should continue to benefit the group. As a result, Sign's operating margin substantially increased over the first quarter of 1998 and last year's second quarter.

Gross profit as a percent of net sales declined from 32.7% in the second quarter of 1997 to 31.8% in the second quarter of 1998. The percentage decline was largely attributable to production inefficiencies experienced in the Vehicle Group coupled with the inclusion in the second quarter of 1997 of a significant fire rescue-related commission in the company's sales inflating last year's gross profit margin. Partially offsetting these items was a favorable improvement in customer mix on the company's gross profit percentage. Selling, general and administrative expenses as a percent of net sales decreased to 20.6% from 21.2% in the second quarter of 1997 due primarily to reduced fire rescue sales commissions. The effective tax rate for the second quarter of 1998 was 31.7% compared to the second quarter 1997 rate of 32.0%. This decrease mainly resulted from higher percentages of tax-exempt interest income and foreign income taxed at lower rates.


Comparison of First Six Months 1998 to Same Period 1997

Orders for the first six months of 1998 increased 14% over the same period a year ago. For the first six months of 1998, sales of $481.4 million increased 4% over the $460.6 million last year. Net income of $26.9 million for the first six months of 1998 declined from last year's $29.7 million. Diluted earnings per share declined to $.58 in 1998 from $.65 in 1997. The earnings decline for the first six months occurred as a result of lower first quarter earnings caused mainly by vendor-related chassis supply shortages for the Vehicle Group.

Gross profit as a percent of net sales declined to 31.3% in the first six months of 1998 from 32.1% in the first six months of 1997 due to the reasons cited above for the second quarter. Selling, general and administrative expenses increased modestly to 21.2% of net sales in the first six months of 1998 from 21.0% in the same period a year ago. Interest expense increased from $8.1 million to $9.3 million largely as a result of increased borrowings to finance recent business acquisitions. The effective tax rate was 31.9% for the first half of 1998 declining from the 32.5% for the first half of 1997 due to the reasons cited above for the second quarter.

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

Financial Position and Liquidity at June 30, 1998

The current ratio applicable to manufacturing activities was 1.1 at June 30, 1998 compared to 1.2 at December 31, 1997. Working capital (manufacturing operations) at June 30, 1998 was $33.1 million compared to $41.6 million at the most recent year end. The decrease in working capital principally resulted from the company's use of short-term debt to fund two acquisitions in January 1998. The debt to capitalization ratio applicable to manufacturing activities was 32% at June 30, 1998 compared to 28% at December 31, 1997. The debt to capitalization ratio applicable to financial services activities was 87% at June 30, 1998 and December 31, 1997.

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

                                 Federal Signal Corporation


08/13/98           By:         /s/ Henry L. Dykema
                   Henry L. Dykema, Vice President and Chief Financial Officer