Form 10-Q
period 1998-09-30
FEDERAL SIGNAL CORP /DE/
filed 1998-11-13
CIK 277509

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

(Mark One)

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998

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

Title
Common Stock, $1.00 par value            45,314,120 shares outstanding at
October 31, 1998

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

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                                          Three Months Ended September 30       Nine Months Ended September 30
                                               1998           1997                  1998           1997

Net sales                                     $248,914,000   $229,318,000         $730,265,000    $689,959,000

Costs and expenses:

Cost of sales                                  172,561,000    157,554,000          503,267,000     470,508,000
Selling, general and administrative             49,754,000     45,037,000          152,033,000     141,805,000

Other (income) and expenses:
Interest expense                                 4,717,000      4,459,000           14,049,000      12,550,000
Other (income) expense                          (1,808,000)      (482,000)          (2,194,000)     (1,648,000)
                                              ------------    -----------          -----------     -----------

                                               225,224,000    206,568,000          667,155,000     623,215,000
                                               -----------    -----------          -----------     -----------

Income before income taxes                      23,690,000     22,750,000           63,110,000      66,744,000

Income taxes                                     7,419,000      6,780,000           19,980,000      21,099,000
                                               -----------    -----------          -----------     -----------

Net income                                    $ 16,271,000   $ 15,970,000          $43,130,000     $45,645,000
                                               ===========    ===========           ==========      ==========

COMMON STOCK DATA:

Basic net income per share                    $        .36   $        .35          $       .94      $     1.01
                                               ===========    ===========           ==========       =========

Diluted net income per share                  $        .36   $        .35          $       .94      $     1.00
                                               ===========    ===========           ==========       =========



Weighted average common shares outstanding:
  Basic                                         45,558,000     45,274,000           45,654,000      45,261,000
  Diluted                                       45,816,000     45,832,000           45,927,000      45,826,000

Cash dividends per share of common stock        $    .1775     $    .1675          $     .5325      $    .5025


See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)


                                        Three Months Ended September 30         Nine Months Ended September 30
                                               1998            1997                    1998          1997

Net income                                    $16,271,000   $15,970,000            $43,130,000     $45,645,000

Other comprehensive income (loss)-
 Foreign currency translation adjustments       4,007,000    (1,129,000)             2,600,000      (7,146,000)
                                               ----------    ----------             ----------      ----------

Comprehensive income                          $20,278,000   $14,841,000            $45,730,000     $38,499,000
                                               ==========    ==========             ==========      ==========





See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES


CONDENSED CONSOLIDATED BALANCE SHEETS
                                              September 30        December 31
                                                  1998              1997 (a)
                                               ---------           --------
                                              (Unaudited)
ASSETS

Manufacturing activities -

  Current assets:

   Cash and cash equivalents                   $15,321,000        $10,686,000

   Trade accounts receivable, net of
    allowances for doubtful accounts           148,499,000        142,973,000

   Inventories:
    Raw materials                               63,957,000         55,524,000
    Work in process                             38,937,000         25,043,000
    Finished goods                              37,678,000         28,816,000
                                               -----------        -----------
    Total inventories                          140,572,000        109,383,000

   Prepaid expenses                              4,669,000          5,580,000
                                               -----------        -----------

  Total current assets                         309,061,000        268,622,000

  Properties and equipment:
    Land                                         5,757,000          5,134,000
    Buildings and improvements                  44,853,000         40,190,000
    Machinery and equipment                    153,874,000        142,043,000
    Accumulated depreciation                  (111,916,000)      (102,658,000)
                                               -----------        -----------
    Net properties and equipment                92,568,000         84,709,000

  Intangible assets, net of
   accumulated amortization                    228,232,000        188,002,000

  Other deferred charges and assets             21,748,000         19,482,000
                                               -----------        -----------

  Total manufacturing assets                   651,609,000        560,815,000

Financial services activities -

  Lease financing receivables, net of
   allowances for doubtful accounts            172,857,000        167,090,000
                                               -----------        -----------

Total assets                                  $824,466,000       $727,905,000
                                               ===========        ===========


See notes to condensed consolidated financial statements.

(a)The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

                                              September 30        December 31
                                                  1998              1997 (a)
                                               ---------           --------
                                              (Unaudited)

LIABILITIES

Manufacturing activities -

  Current liabilities:

   Short-term borrowings                       $54,651,000        $86,158,000
   Trade accounts payable                       60,486,000         50,385,000
   Accrued liabilities and income taxes         89,735,000         90,486,000
                                                ----------        -----------

   Total current liabilities                   204,872,000        227,029,000

  Long-term borrowings                         130,223,000         32,110,000
  Deferred income taxes                         25,108,000         23,581,000
                                               -----------        -----------

  Total manufacturing liabilities              360,203,000        282,720,000

Financial services activities -Borrowings      150,622,000        145,413,000


Total liabilities                              510,825,000        428,133,000

SHAREHOLDERS' EQUITY

   Common stock - par value                     46,579,000         46,501,000
   Capital in excess of par value               62,701,000         61,029,000
   Retained earnings                           245,152,000        226,432,000
   Treasury stock                              (28,524,000)       (19,695,000)
   Deferred stock awards                        (2,090,000)        (1,718,000)
   Accumulated other comprehensive income      (10,177,000)       (12,777,000)
                                               -----------        -----------
   Total shareholders' equity                  313,641,000        299,772,000
                                               -----------        -----------

  Total liabilities and
   shareholders' equity                       $824,466,000       $727,905,000
                                               ===========        ===========


See notes to condensed consolidated financial statements.

(a) The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                               Nine Months Ended September 30
                                                    1998              1997
Operating activities:
  Net income                                    $43,130,000       $45,645,000
  Depreciation                                   12,515,000        11,085,000
  Amortization                                    5,157,000         4,186,000
  Working capital changes and other             (14,860,000)       (9,196,000)
                                                 ----------        ----------

Net cash provided by operating
activities                                       45,942,000        51,720,000

Investing activities:
  Purchases of properties and
   equipment                                    (14,502,000)      (15,949,000)
  Principal extensions under
   lease financing agreements                   (80,247,000)      (85,088,000)
  Principal collections under
   lease financing agreements                    74,480,000        83,886,000
  Payments for purchases of companies,
   net of cash acquired                         (56,606,000)      (29,144,000)
  Other, net                                     (1,020,000)        4,222,000
                                                 ----------        ----------

Net cash used for investing activities          (77,895,000)      (42,073,000)

Financing activities:
  Additional short-term
   borrowings, net                               74,893,000        32,041,000
  Reduction of long-term borrowings              (1,317,000)       (1,895,000)
  Purchases of treasury stock                    (5,209,000)       (5,323,000)
  Cash dividends paid to shareholders           (32,145,000)      (29,307,000)
  Other, net                                        366,000           317,000
                                                 ----------        ----------

Net cash provided by (used for) financing
 activities                                      36,588,000        (4,167,000)

Increase in cash and cash
 equivalents                                      4,635,000         5,480,000
Cash and cash equivalents at
 beginning of period                             10,686,000        12,431,000
                                                 ----------        ----------

Cash and cash equivalents at
 end of period                                  $15,321,000      $ 17,911,000
                                                 ==========       ===========


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

2. In the opinion of the Registrant, the information contained herein reflects all adjustments necessary to present fairly the Registrant's financial position, results of operations and cash flows for the interim periods. Such adjustments are of a normal recurring nature. The operating results for the three months and nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year of 1998.

3. Interest paid for the nine-month periods ended September 30, 1998 and 1997 was $14,096,000 and $13,023,000, respectively. Income taxes paid for these same periods were $17,041,000 and $19,985,000, respectively.


4. The following table summarizes the information used in computing basic and diluted income per share:


                                          Three Months Ended September 30       Nine Months Ended September 30
                                                  1998            1997                  1998           1997
      Numerator for both basic
       and diluted income per share
       computations - net income              $16,271,000     $15,970,000           $43,130,000    $45,645,000
                                               ==========      ==========            ==========     ==========

      Denominator for basic income
       per share - weighted average
       shares outstanding                      45,558,000      45,274,000            45,654,000     45,261,000
      Effect of employee stock options
       (dilutive potential common shares)         258,000         558,000               273,000        565,000
                                               ----------      ----------            ----------     ----------
      Denominator for diluted income
       per share - adjusted shares             45,816,000      45,832,000            45,927,000     45,826,000
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND
RESULTS OF OPERATIONS
THIRD QUARTER 1998

Comparison with Third Quarter 1997

Federal Signal Corporation sales and earnings increased to record third quarter levels. Sales increased 9% to $249 million from $229 million last year. Diluted earnings per share increased to $.36, 3% over last year's $.35 per share. Net income increased to $16.3 million in the third quarter compared to $16.0 million last year. Backlogs at September
30,1998 were $331 million, an increase of 26% over the $263 million a year ago and up 7% from the beginning of the year with most of the backlog increase generated by the Vehicle Group.

Sales increased in all four groups, while earnings and operating margins improved over last year's third quarter in three of the company's four groups. The Safety Products, Tool and Sign groups experienced strong earnings improvements over last year while Vehicle Group earnings declined due to results at the group's fire rescue operations.

Safety Products' orders increased 7% in the third quarter largely as a result of increased orders for parking systems and hazardous area and municipal lighting products. The group's earnings increased 21% on a 12% increase in sales, with margins improving in most major product lines. With the exception of the Asia-Pacific region, the group generally continues to see good markets, in particular its municipal markets. The strong performance in this group was aided during the quarter by success with new products. Additionally, the group made three small product line acquisitions that open additional market niches going forward.

Vehicle Group sales increased 8% while third quarter earnings declined 29% as profit declines of the group's fire rescue business more than offset gains made in environmental products.

* Environmental products orders increased 33% on very good U.S. municipal markets, more than offsetting a slowing in U.S. industrial orders. Sales and earnings increases were also very strong, continuing the momentum from the first half of the year. In addition, the group acquired a small water blasting equipment manufacturer late in the quarter, opening a new industrial cleaning segment to complement the industrial vacuum loader vehicle business.

* Fire rescue orders were down 24% in the quarter. The market outside the U.S. remains slow and non-U.S. orders were down from last year's third quarter. Underlying demand in the U.S. municipal market remains healthy; however, a number of orders expected during the third quarter are now expected in the fourth quarter. Fire rescue sales were up slightly over last year's third quarter as a result of the acquisition of Saulsbury Fire in January of this year. Excluding this acquisition, operating income in the U.S. continued to be impacted by the results of chassis shortages earlier in the year and increases in operating expenses. As chassis became available, the group's U.S. fire apparatus business began to increase production and hired a large number of new employees whose learning curve reduced overall productivity; also the majority of its third quarter shipments resulted from 1997 orders and pricing levels - again a result of production issues in the first half of the year.

The Vehicle Group's ability to obtain chassis from its suppliers has improved considerably over that experienced earlier in the year. While purchase order lead times are still well above historical averages, most supplier deliveries became more dependable in the third quarter and this situation is expected to continue to improve.

Tool Group earnings increased 8% in the third quarter as operating margins improved on a sales increase of 7%. Orders increased 2% in the third quarter, a rate of increase slower than experienced in the first half of this year. Non-U.S. orders in the die components segment increased sharply as large automotive die-build programs continued into the quarter in Japan and Germany. However, U.S. orders for die components and carbide cutting tools declined modestly reflecting lower industrial demand.

Sign Group earnings more than doubled last year's third quarter on a sales increase of 5%. Incoming orders increased slightly over last year's strong third quarter and are up significantly over quarterly levels achieved in the first half of this year. The group's operating margin again increased, reflecting the benefits of many improvements made in its operations over the past year.

Gross profit as a percent of net sales declined from 31.3% in the third quarter of 1997 to 30.7% in the third quarter of 1998. The percentage decline was largely attributable to production inefficiencies experienced in the Vehicle Group. Selling, general and administrative expenses as a percent of net sales increased to 20.0% from 19.6% in the third quarter of 1997. The effective tax rate for the third quarter of 1998 was 31.3% compared to the third quarter 1997 rate of 29.8%. The percentage increase was due to the fact that last year's rate included non-recurring tax benefits associated with prior years' export sales of U.S. products.

Comparison of First Nine Months 1998 to Same Period 1997

Orders for the first nine months of 1998 increased 9% over the same period a year ago. For the first nine months of 1998, sales of $730.3 million increased 6% over the $690.0 million last year. Net income of $43.1 million for the first nine months of 1998 declined from last year's $45.6 million. Diluted earnings per share declined to $.94 in 1998 from $1.00 in 1997. The earnings decline for the first nine months occurred as a result of lower first quarter earnings caused mainly by vendor-related chassis supply shortages for the Vehicle Group.

Gross profit as a percent of net sales declined to 31.1% in the first nine months of 1998 from 31.8% in the first nine months of 1997 due to the reasons cited above for the third quarter. Selling, general and administrative expenses increased slightly to 20.8% of net sales in the first nine months of 1998 from 20.6% in the same period a year ago. Interest expense increased from $12.6 million to $14.0 million largely as a result of increased borrowings to finance recent business acquisitions. The effective tax rate was 31.7% for the first nine months of 1998, slightly above the 31.6% for the same time frame in 1997.

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

Financial Position and Liquidity at September 30, 1998

The current ratio applicable to manufacturing activities was 1.5 at September 30, 1998 compared to 1.2 at December 31, 1997. Working capital (manufacturing operations) at September 30, 1998 was $104.2 million compared to $41.6 million at the most recent year end. The increase in working capital principally resulted from the company's reclassification of $100 million of short-term debt (backed by a long term credit agreement) to long-term debt in September 1998. The debt to capitalization ratio applicable to manufacturing increased to 37% at September 30, 1998 from 28% at December 31, 1997, largely due to acquisitions of companies during 1998. The debt to capitalization ratio applicable to financial services activities was 87% at September 30, 1998 and December 31, 1997.

Current financial resources and anticipated funds from the Registrant's operations are expected to be adequate to meet future cash requirements including capital expenditures and modest amounts of additional stock purchases.

Other Event

In August 1998, the Registrant acquired Jetstream of Houston, Inc. for cash. Based in Houston, Jetstream is a $11 million manufacturer of waterjetting equipment used primarily in the industrial contractor maintenance market.

Impact of the Year 2000 Issue

This section contains certain forward-looking statements that are based on management's current views and assumptions regarding future events, future business conditions and the outlook for the company based on currently available information. These statements are qualified by reference to the section "Forward Looking Statements" on page 29 of the company's Annual Report for the year ended December 31, 1997.

The Year 2000 ("Y2K") issue refers to the risk that systems, products and equipment using date-sensitive software or computer chips with two-digit date fields may recognize a date using "00" as the year 1900 rather than the year 2000. This situation could result in systems failures, miscalculations and business interruptions that could have a materially adverse impact on the company.

The company is a diversified and decentralized manufacturing concern and has over twenty business units. Business unit management has primary responsibility for achieving Y2K compliance and has appointed Y2K project coordinators for each site within their divisions. These coordinators report both to the management of the applicable business unit and the company's Director of Internal Audit, who is the overall coordinator of the company's Y2K compliance effort. The Director periodically reports to the company's Chairman and to the Audit Committee of the Board of Directors.

The company has assessed its Y2K risks and established its priorities in addressing these risks. The company is currently in the final phases of correcting systems with identified deficiencies and plans to complete the final validation testing of its Year 2000 compliance program by the middle of 1999. The company currently believes all essential processes, systems, and business functions will comply with the Year 2000 requirements by the middle of 1999. While the company does not expect that the consequences of any unsuccessful modifications would significantly affect the financial position, liquidity, or results of operations, there can be no assurance that failure to be fully compliant by 2000 would not have an impact on the company. The company is also surveying critical suppliers, distributors and customers to assure that their systems will be Year 2000 compliant and anticipates this survey will essentially be complete by early 1999. While the failure of a single third party to timely achieve Year 2000 compliance should not have a material adverse effect on the company's results of operations in a particular period, the failure of several key third parties to achieve such compliance could have such an effect. The company will develop contingency plans by the middle of 1999 to alter business relationships in the event certain third parties fail to become Year 2000 compliant. The costs of the company's Year 2000 transition program are being funded with cashflows from operations. Some of these costs relate solely to the modification of existing systems, while others are for new systems, which will improve business functionality. In total, these costs are not expected to be substantially different from the normal, recurring costs that are incurred for systems development and implementation. As a result, these costs are not expected to have a material adverse effect on the company's overall results of operations or cash flows.

Part II. Other Information

Responses to items one, three, four and five are omitted since these items are either inapplicable or the response thereto would be negative.

Item 2. Changes in Securities.

      (a) On July 9, 1998 the Board of Directors of the Registrant declared a dividend distribution of one Preferred Share Purchase Right for each outstanding share of common stock, par value $1.00 per share, of the Registrant. The Rights dividend was distributed on August 18, 1998 to shareholders of record on that date. Each Right entitles the registered holder, under certain circumstances, to purchase from the Registrant one one-hundredth of a share of a Series A Preferred Stock, $1.00 par value, of the Registrant at a price of $100 per one one-hundredth of a preferred share, subject to adjustment. The Rights will be exerciseable only if a person or group acquires 20% or more of the Registrant's common stock or announces a bona fide tender offer for 30% or more of the common stock. The Board of Directors of the Registrant will be entitled to redeem the Rights at $.10 per Right, in cash or common stock.

Item 6. Exhibits and Reports on Form 8-K.

      (a) Rights Agreement dated July 9, 1998, filed as Exhibit (1) to Registrant's Form 8-K, dated July 9, 1998 is incorporated herein by reference.

      (b) Form 8-K, dated July 9, 1998, reported the distribution of Preferred Share Purchase Rights (See Item 2 above).

                                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 Federal Signal Corporation

11/13/98     By:         /s/ Henry L. Dykema
             Henry L. Dykema, Vice President and Chief Financial Officer