Form 10-K405
period 1998-12-31
FEDERAL SIGNAL CORP /DE/
filed 1999-03-31
CIK 277509

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                               Form 10-K

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                          EXCHANGE ACT OF 1934
              For the fiscal year ended December 31, 1998
                                   OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                          EXCHANGE ACT OF 1934

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

Indicate by check mark if  disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of voting stock held by nonaffiliates of the Registrant as of March 1, 1999.
            Common stock, $1.00 par value -- $909,540,072

Indicate   the  number  of  shares   outstanding   of  each  of  the
Registrant's classes of common stock, as of March 1, 1999.
            Common stock,$1.00 par value - 45,533,921 shares

                  Documents  Incorporated  by  Reference
Portions of the Annual Report to Shareholders for the year ended December 31, 1998 are incorporated by reference into Parts I & II. Portions of the proxy statement for the Annual Meeting of Shareholders to be held on April 15, 1999 are incorporated by reference in Part III.

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

     Products produced and services rendered by the Registrant and its subsidiaries (referred to collectively as the "Registrant" herein, unless context otherwise indicates) are divided into four identified groups:
Safety Products, Sign, Tool and Vehicle. For financial reporting purposes, the Registrant operates in five operating segments as defined under Statement of Financial Accounting Standards No. 131 (the Environmental Products and Fire Rescue segments comprise the "Vehicle Group"). Business units are organized under each segment because they share certain characteristics, such as technology, marketing, and product application, that create long-term synergies. The Financial Review and Note M - Segment Information included in the Notes to Consolidated Financial Statements contained in the Annual Report to Shareholders for the year ended December 31, 1998, are incorporated herein by reference.


     Developments, including acquisitions and divestitures of businesses,
considered   significant  to  the  company  or  individual  segments  are described under the following discussions of the applicable groups.



Safety Products Group

     Significant subsidiaries or operations of the Safety Products Group include the Signal Products Division, Aplicaciones Tecnologicas VAMA S.A.
(VAMA), Victor Industries Ltd. (Victor), Pauluhn Electric Mfg. Co., Justrite Manufacturing Company (Justrite), and Federal APD. The group also includes a number of other business units most of which have been acquired within the past five years and which are described later below.

     Safety Products Group products manufactured by the Registrant principally consist of: (1) a variety of visual and audible warning, signaling, and communications devices used by private industry, federal, state and local governments, building contractors, police, fire and medical fleets, utilities and civil defense; (2) hazardous area lighting and communications products used by mines, petrochemical plants, offshore oil platforms and other hazardous industrial sites; (3) safety containment products for handling and storing hazardous materials used by a wide variety of industrial and laboratory customers as well as military agencies and municipal, state and federal governments; and (4) parking, revenue control, and access control equipment and systems for parking facilities, commercial businesses, bridge and pier installation and residential developments.

     Visual and audible warning and signaling devices include emergency vehicle warning lights, electromechanical and electronic vehicle sirens and industrial signal lights, sirens, horns, bells and solid state audible signals, audio/visual emergency warning and evacuation systems, including weather and nuclear power plant warning notification systems and industrial intercoms and communications systems.

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

     Parking, revenue control, and access control equipment and systems include parking and security gates, card access readers, ticket issuing devices, coin and token units, fee computers, automatic paystations, various forms of electronic control units and personal computer-based revenue and access control systems.

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

    Because of the large number of the Registrant's products, the Registrant competes with a variety of manufacturers and suppliers and encounters varying competitive conditions among its different products and different classes of customers. Because of the variety of such products and customers, no meaningful estimate of either the total number of competitors or the Registrant's overall competitive position can be made. Generally, competition is intense as to all of the Registrant's products and, as to most such products, is based on price, including competitive bidding, product reputation and performance, and product servicing. Although some competitors in certain product lines are larger than the Registrant, the Registrant believes it is the leading supplier of these particular products in the United States.

    The backlog of orders of the Safety Products Group products believed to be firm at December 31, 1998 and 1997 was $25.7 million and $22.1 million, respectively. Almost all of the backlog of orders at December 31, 1998, are reasonably expected to be filled within the current fiscal year.

During the period 1994 through 1998, the following businesses were acquired and became part of the Safety Products Group:


                   Principal
Entity             Headquarters    Acquired         Principal Products/Services
Atkinson Dynamics  Illinois        August 1998      Industrial intercoms,
                                                       communications systems

Stinger Spike      California      September 1998   Tire deflation products
                                                       for the law enforcement
                                                       industry

Citicomp           Brazil          October 1998     Parking equipment - Brazil

NRL Corp.          Canada          November 1998    Explosion-proof lighting
                                                       for land based oil and gas
                                                       rigs

Extec Ltd.         England         December 1998    Explosion-proof telephone
                                                       housing

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

    Total backlog at December 31, 1998, applicable to sign products and services was approximately $54.7 million compared to approximately $53.5 million at December 31, 1997. A significant part of the Registrant's sign products and services backlog relates to sign maintenance contracts since such contracts are usually performed over long periods of time. At
December 31, 1998, the Sign Group had a backlog of in-service sign maintenance contracts of approximately $32.4 million compared to approximately $36.8 million at December 31, 1997. With the exception of the sign maintenance contracts, most of the backlog orders at December 31, 1998, are reasonably expected to be filled within the current fiscal year.

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

    During the period 1994 through 1998, the die components and precision tooling operations continued to broaden the markets they serve through the following acquisitions:

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

    The order backlogs of the Tool Group as of December 31, 1998, and December 31, 1997, were $9.4 million and $9.5 million, respectively. All of the backlog of orders at December 31, 1998, is expected to be filled within the current fiscal year.


Vehicle Group

     The Vehicle Group manufactures a full range of vehicles for the Fire Rescue and Environmental Products markets. Fire/emergency apparatus, rescue vehicles and aerial access platform comprise the Fire Rescue Products operating segment. Street sweeping, industrial vacuuming, municipal catch basin/sewer cleaning vehicles and high-pressure water blasting equipment comprise the Environmental Products operating segment.

    Fire Rescue Products ("Fire Rescue")

           Fire Rescue is composed of Emergency One, Inc., Bronto
    Skylift Oy Ab (Bronto), Superior Emergency Vehicles, Ltd., and Saulsbury Fire Equipment Corp.

           Emergency One, Inc. (E-One) is a leading manufacturer of fire rescue vehicles including pumpers, tankers, aerial ladder trucks, custom chassis, and airport rescue and fire fighting vehicles (each of aluminum construction for rust-free operation and energy efficiency).

           Superior Emergency Vehicles, Ltd. manufactures and distri-butes a full range of fire truck bodies primarily for the Canadian market.

           Acquired in August 1995, and headquartered in Tampere, Finland, Bronto is a leading manufacturer of vehicle-mounted aerial access platforms for fire rescue and heavy duty industrial markets. The acquisition enabled Fire Rescue to expand its worldwide fire apparatus product offering and distribution.

           Acquired in January 1998, and located in Tully, NY, Saulsbury Fire Equipment Corp. ("Saulsbury") is the leading manufacturer of stainless steel-bodied fire trucks and rescue vehicles in the United States. Saulsbury's steel-bodied products complement E-One's aluminum-bodied fire apparatus and custom fire chassis. In addition, Saulsbury provides Federal with additional distribution, as well as a service center in the northeast United States.

           At December 31, 1998, Fire Rescue backlog was $207.4 million compared to $170.6 million at December 31, 1997. Approximately two-thirds of this increase resulted from the Registrant's acquisition of Saulsbury. A substantial majority of the orders in the backlog at December 31, 1998, are reasonably expected to be filled within the current fiscal year.

    Environmental Products

          Environmental Products is composed of Elgin Sweeper Company, Vactor Manufacturing, Inc. (Vactor), Guzzler Manufacturing, Inc. (Guzzler), Ravo International, Five Star Manufacturing and Jetstream of Houston, Inc.

          Environmental Products manufactures a variety of self-propelled street cleaning vehicles, vacuum loader vehicles and municipal catch basin/sewer cleaning vacuum trucks as well as high pressure water blasting equipment. Most sales are made to municipal customers, private contractors and government customers.

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

          Vactor, acquired in 1994, is an Illinois-based manufacturer of municipal combination catch basin/sewer cleaning vacuum trucks. This acquisition provided a significant expansion of municipal equipment and enhanced the domestic and international dealer networks of both Elgin Sweeper and Vactor.

           Acquired in January 1998 and based in Youngsville, North Carolina, Five Star Manufacturing began in 1996 with a unique design concept for street sweepers: the Broom Bear four-wheeled mechanical street sweeper and the Air Bear four-wheeled recirculating air street sweeper. This acquisition accelerates Federal's entry into a market niche where the potential for substantial growth opportunities exist.

           Jetstream of Houston, Inc. ("Jetstream"), acquired in August 1998, is a Houston-based manufacturer of water blasting equipment. Jetstream sells its products predominately to the industrial vacuum loader customer base. This provides product and service cross-selling opportunities for the previously existing industrial customer base as well as the customer set already being served by Jetstream.

           At December 31, 1998, Environmental Products backlog was $62.5 million compared to $52.4 million at December 31, 1997. A substantial majority of the orders in the backlog at December 31, 1998, are reasonably expected to be filled within the current fiscal year.

    All of the Vehicle Group companies also sell accessories and replacement parts for their products.

    Some products and components thereof are not manufactured by the Registrant but are purchased for incorporation with products of the Registrant's manufacture.

    A majority of Vehicle Group sales are made primarily to municipal customers, volunteer fire departments and government customers both domestic and overseas.

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

    The Registrant's business is not materially dependent upon research activities relating to the development of new products or services or the improvement of existing products and services, but such activities are of importance as to some of the Registrant's products. Expenditures for research and development by the Registrant were approximately $11.9 million in 1998, $12.0 million in 1997 and $11.2 million in 1996.

    Note M - Segment Information, presented in the Registrant's Annual Report to Shareholders for the year ended December 31, 1998, contains information concerning the Registrant's foreign sales, export sales and operations by geographic area, and is incorporated herein by reference.

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

    No material part of the business of the Registrant is dependent either upon a single customer or very few customers. The Registrant is in substantial compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment. These provisions have had no material adverse impact upon capital expenditures, earnings or competitive position of the Registrant and its subsidiaries. The Registrant employed 7,000 people in ongoing businesses at the close of 1998. The Registrant believes relations with its employees have been good.

Item 2.    Properties.

    As of March 1, 1999, the Registrant utilized thirty-six principal manufacturing plants located throughout North America, as well as thirteen in Europe, one in South Africa, and one in the Far East. In addition, there were forty-seven sales and service/warehouse sites, with thirty-seven being domestically based and ten located overseas.

     In total, the Registrant devoted approximately 1,975,000 square feet to manufacturing and 1,044,000 square feet to service, warehousing and office space, as of March 1, 1999. Of the total square footage, approximately 39% is devoted to the Safety Products Group, 9% to the Sign Group, 10% to the Tool Group and 42% to the Vehicle Group. Approximately 60% of the total square footage is owned by the Registrant, with the remaining 40% being leased.

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


Item 4.    Submission of Matters to a Vote of Security Holders.

    No matters were submitted to a vote of security holders through the solicitation of proxies or otherwise during the three months ended December 31, 1998.

                                PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters.

    Federal Signal Corporation's Common Stock is listed and traded on the New York Stock Exchange under the symbol FSS. Market price range and dividend per share data listed in Note P - Selected Quarterly Data (Unaudited) contained in the Annual Report to Shareholders for the year ended December 31, 1998 is incorporated herein by reference. As of March 1, 1999, there were 4,854 holders of record of the Registrant's common stock.

    Certain long-term debt agreements impose restrictions on the Registrant's ability to pay cash dividends on its common stock. All of the retained earnings at December 31, 1998, were free of any restrictions.

Item 6.    Selected Financial Data.

    Selected Financial Data contained in the Registrant's Annual Report to Shareholders for the year ended December 31, 1998, is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

    The Financial Review contained in the Registrant's Annual Report to Shareholders for the year ended December 31, 1998, is incorporated herein by reference.

Item 7a.   Qualitative and Quantitative Disclosures About Market Risk

     The Financial Review caption "Market Risk Management" contained in the Registrant's Annual Report to Shareholders for the year ended December 31, 1998 is incorporated herein by reference.

Item 8.    Financial Statements and Supplementary Data.

    The consolidated financial statements and accompanying footnotes of the Registrant and the report of the independent auditors set forth in the Registrant's Annual Report to Shareholders for the year ended December 31, 1998, are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

    None.

                                PART III

Item 10.   Directors and Executive Officers of the Registrant.

The information under the caption "Election of Directors" contained in the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 15, 1999, is incorporated herein by reference.

    The following is a list of the Registrant's executive officers, their ages, business experience and positions and offices as of March 1, 1999:

    Joseph J. Ross, age 53, was elected Chairman, President and Chief Executive Officer in February 1990.

    John A.  DeLeonardis,  age 51, was elected  Vice  President-Taxes  in
January 1992.

    Duane A. Doerle, age 43, was elected Vice President-Corporate Development in July 1996. Previously, he served as Director-Corporate Development since April 1992. He has worked for the Registrant in various capacities since October 1984.

    Henry L. Dykema, age 59, joined the Registrant as Vice President and Chief Financial Officer in January 1995. Mr. Dykema was self-employed from September 1993 to December 1994 and served as Vice President-Finance and Chief Financial Officer of Kennametal, Inc. from October 1989 to August 1993.

    Richard G. Gibb, age 55, was appointed Executive Vice President in January 1998. Previously, Mr. Gibb was President of the Safety Products Group and the Signal Products Division, having served in those capacities since April 1995 and February 1985, respectively.

    Robert W. Racic, age 50, was elected Vice President and Treasurer in April 1984.

    Richard L. Ritz, age 45, was elected Vice President and Controller in January 1991.

    Kim A. Wehrenberg, age 47, was elected Vice President, General Counsel and Secretary effective October 1986.

    These officers hold office until the next annual meeting of the Board of Directors following their election and until their successors shall have been elected and qualified.

    There are no family relationships among any of the foregoing executive officers.

Item 11.   Executive Compensation.

    The information contained under the caption "Executive Compensation" of the Registrant's Proxy Statement for the Annual Meeting of
Shareholders to be held April 15, 1999, is incorporated herein by reference.

Item 12.   Security   Ownership  of  Certain   Beneficial  Owners  and
           Management.

    The information contained under the caption "Security Ownership of Certain Beneficial Owners" of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held April 15, 1999, is incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions.

    The information contained under the caption "Executive Compensation" of the Registrant's Proxy Statement for the Annual Meeting of
Shareholders to be held April 15, 1999, is incorporated herein by reference.

                                PART IV

Item 14.   Exhibits,  Financial Statement Schedules and Reports on Form
8-K.

(a)1. Financial Statements

      The following consolidated financial statements of Federal Signal Corporation and Subsidiaries included in the Registrant's Annual Report to Shareholders for the year ended December 31, 1998, are filed as a part of this report and are incorporated by reference in
      Item 8:

           Consolidated Balance Sheets -- December 31, 1998 and 1997

           Consolidated Statements of Income -- Years ended December 31, 1998, 1997 and 1996

           Consolidated Statements of Comprehensive Income -- Years ended December 31, 1998, 1997 and 1996

           Consolidated Statements of Cash Flows -- Years ended December 31, 1998, 1997 and 1996

           Notes to Consolidated Financial Statements

  2.  Financial Statement Schedules

      The following consolidated financial statement schedule of Federal Signal Corporation and Subsidiaries, for the three years ended December 31, 1998, is filed as a part of this report in response to
      Item 14(d):

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

         b. By-laws of the Registrant, filed as Exhibit (3)(b) to the Registrant's Form 10-K for the year ended December 31, 1996, is incorporated herein by reference.

      4. a. Rights Agreement dated 7/9/98, filed as Exhibit (4) to the Registrant's Form 8-A dated July 28, 1998, is incorporated herein by reference.

         b. The Registrant has no long-term debt agreements for which the related outstanding debt exceeds 10% of consolidated total assets as of December 31, 1998. Copies of debt instruments for which the related debt is less than 10% of consolidated total assets will be furnished to the Commission upon request.

     10. a. The amended 1996 Stock Benefit Plan.

         b. Corporate  Management  Incentive Bonus Plan.

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

         h. Director Deferred Compensation Plan, filed as Exhibit (10)(h) to the Registrant's Form 10-K for the year ended December 31, 1997 is incorporated herein by reference.

         i. Retirement Plan for Outside Directors (applies only to individuals who became a director prior to October 9, 1997), filed as Exhibit (10)(I) to the Registrant's Form 10-K for the year ended December 31, 1997 is incorporated herein by reference.

     13. Annual Report to Shareholders for the year ended December 31, 1998. Such report, except for those portions thereof which are expressly incorporated by reference in this Form 10-K, is furnished for the information of the Commission only and is not to be deemed "filed" as part of this filing.

     21. Subsidiaries of the Registrant

     23. Consent of Independent Auditors

     27. Financial Data Schedule


(b) Reports on Form 8-K

    No reports on Form 8-K were filed for the three months ended December 31, 1998.

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


                                      FEDERAL SIGNAL CORPORATION



                                    By:       /s/  Joseph J. Ross
                                    Chairman, President, Chief Executive
                                               Officer and Director




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, on March 30, 1999, by the following persons on behalf of the Registrant and in the capacities indicated.



      /s/  Henry L. Dykema                   /s/   Walter R. Peirson
    Vice President and Chief                         Director
        Financial Officer


      /s/  Richard L. Ritz                   /s/   Charles R. Campbell
  Vice President and Controller                      Director



                                             /s/   James A. Lovell, Jr.
                                                     Director



                                             /s/   Thomas N. McGowen, Jr.
                                                     Director



                                             /s/   Richard R. Thomas
                                                     Director



                                             /s/   Paul W. Jones
                                                     Director

                                                               SCHEDULE II



              FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
                   Valuation and Qualifying Accounts

          For the Years Ended December 31, 1998, 1997 and 1996



                                                         Deductions
                                              Additions   Accounts
                                  Balance at  Charged to  written off  Balance
                                   beginning   costs and    net of     at end
        Description                 of year    expenses   recoveries   of year
                                   ---------   ---------- ----------  ---------
Year ended December 31, 1998:

  Deducted from asset accounts:

   Allowance for doubtful accounts
   Manufacturing activities        $2,527,000                        $2,499,000
   Financial service activities     1,772,000                         1,607,000
                                    ---------                         ---------
  Total                            $4,299,000 $1,358,000 $1,551,000  $4,106,000


Year ended December 31, 1997:

  Deducted from asset accounts:

   Allowance for doubtful accounts
   Manufacturing activities        $2,602,000                        $2,527,000
   Financial service activities     1,348,000                         1,772,000
                                   ----------                        ----------
  Total                            $3,950,000 $2,421,000 $2,072,000  $4,299,000


Year ended December 31, 1996:

  Deducted from asset accounts:

   Allowance for doubtful accounts
   Manufacturing activities        $3,058,000                        $2,602,000
   Financial service activities     1,124,000                         1,348,000
                                   ----------                        ----------
  Total                            $4,182,000 $1,719,000 $1,951,000  $3,950,000


