Form 10-Q
period 1999-03-31
FEDERAL SIGNAL CORP /DE/
filed 1999-05-14
CIK 277509

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

(Mark One)

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

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

Title
Common Stock, $1.00 par value  45,462,074 shares outstanding at April 30, 1999

Part I.  Financial Information

Item 1.  Financial Statements

INTRODUCTION


The consolidated condensed financial statements of Federal Signal Corporation and subsidiaries included herein have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES


CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)


                                               Three Months Ended March 31

                                                    1999            1998
                                                 ----------     -----------

Net sales                                      $253,294,000    $231,230,000

Costs and expenses:

  Cost of sales                                 176,219,000     160,180,000
  Selling, general and administrative            52,977,000      50,783,000

   Other (income) and expenses:
    Interest expense                              5,187,000       4,467,000
    Other (income), net                            (443,000)       (161,000)
                                                -----------     -----------

                                                233,940,000     215,269,000

Income before income taxes                       19,354,000      15,961,000

Income taxes                                      6,307,000       5,115,000
                                                -----------     -----------

Net income                                     $ 13,047,000    $ 10,846,000
                                                ===========     ===========



COMMON STOCK DATA:

Basic and diluted net income per share         $       .29     $        .24
                                                 =========      ===========

Weighted average common shares outstanding
  Basic                                         45,436,000       45,674,000
  Diluted                                       45,700,000       45,959,000

Cash dividends per share of
 common stock                                  $     .1850     $      .1775


See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)


                                               Three Months Ended March 31

                                                   1999            1998
                                                ----------      ----------

Net income                                     $13,047,000     $10,846,000

Other comprehensive loss, net of tax -
 Foreign currency translation adjustments       (2,762,000)     (1,842,000)
                                                ----------       ---------
Comprehensive income                           $10,285,000      $9,004,000
                                                ==========       =========




See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES


CONDENSED CONSOLIDATED BALANCE SHEETS

                                                March 31     December 31
                                                  1999         1998 (a)
                                               ----------    -----------
                                               (Unaudited)

ASSETS

Manufacturing activities -

  Current assets:

   Cash and cash equivalents                  $ 3,445,000    $15,316,000

   Trade accounts receivable, net of
    allowances for doubtful accounts          166,865,000    159,080,000

   Inventories:
    Raw materials                              58,744,000     63,423,000
    Work in process                            46,976,000     32,613,000
    Finished goods                             35,916,000     35,925,000

   Prepaid expenses                             7,780,000      4,850,000
                                              -----------    -----------

   Total current assets                       319,726,000    311,207,000

  Properties and equipment:
    Land                                        5,956,000      5,922,000
    Buildings and improvements                 47,528,000     47,785,000
    Machinery and equipment                   161,907,000    157,392,000
    Accumulated depreciation                 (115,991,000)  (113,732,000)
                                              -----------    -----------
    Net properties and equipment               99,400,000     97,367,000

  Intangible assets, net of
   accumulated amortization                   227,350,000    232,233,000

  Other deferred charges and assets            22,943,000     21,147,000
                                              -----------    -----------

  Total manufacturing assets                  669,419,000    661,954,000

Financial services activities -

  Lease financing receivables, net of
   allowances for doubtful accounts           175,982,000    174,045,000
                                              -----------    -----------

Total assets                                 $845,401,000   $835,999,000
                                              ===========    ===========


See notes to condensed consolidated financial statements.

(a) The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

                                                March 31     December 31
                                                  1999         1998 (a)
                                               ----------    -----------
                                               (Unaudited)

LIABILITIES

Manufacturing activities -

  Current liabilities:

   Short-term borrowings                      $62,354,000    $37,097,000
   Trade accounts payable                      60,546,000     62,976,000
   Accrued liabilities and income taxes        80,402,000     95,120,000
                                              -----------    -----------

   Total current liabilities                  203,302,000    195,193,000

  Long-term borrowings                        135,571,000    137,152,000
  Deferred income taxes                        28,590,000     30,212,000
                                              -----------    -----------

  Total manufacturing liabilities             367,463,000    362,557,000

Financial services activities - Borrowings    153,435,000    151,660,000
                                              -----------    -----------
Total liabilities                             520,898,000    514,217,000

SHAREHOLDERS' EQUITY

   Common stock - par value                    46,798,000     46,668,000
   Capital in excess of par value              65,701,000     63,461,000
   Retained earnings                          257,989,000    253,366,000
   Treasury stock                             (29,439,000)   (29,161,000)
   Deferred stock awards                       (3,066,000)    (1,834,000)
   Accumulated other comprehensive income     (13,480,000)   (10,718,000)
                                              -----------    -----------
   Total shareholders' equity                 324,503,000    321,782,000
                                              -----------    -----------

  Total liabilities and
   shareholders' equity                      $845,401,000   $835,999,000
                                              ===========    ===========


See notes to condensed consolidated financial statements.

(a) The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                               Three Months Ended March 31

                                                  1999             1998
                                               ----------       ----------
Operating activities:
  Net income                                   $13,047,000      $10,846,000
  Depreciation                                   4,352,000        4,039,000
  Amortization                                   1,954,000        1,684,000
  Working capital changes and other            (30,838,000)       3,157,000
                                               ------------      ----------

   Net cash provided by (used for)
   operating activities                        (11,485,000)      19,726,000

Investing activities:
  Purchases of properties and
   equipment                                    (6,464,000)      (5,484,000)
  Principal extensions under
   lease financing agreements                  (26,549,000)     (21,446,000)
  Principal collections under
   lease financing agreements                   24,612,000       21,271,000
  Payments for purchases of companies,
   net of cash acquired                         (2,655,000)     (23,433,000)
  Other, net                                     1,119,000        1,545,000
                                              ------------      -----------

Net cash used for investing
 activities                                     (9,937,000)     (27,547,000)

Financing activities:
  Additional short-term
   borrowings, net                             27,096,000        29,933,000
  Reduction of long-term borrowings            (1,698,000)         (192,000)
  Purchases of treasury stock                    (278,000)         (157,000)
  Cash dividends paid to
   shareholders                               (16,590,000)      (15,856,000)
  Other, net                                    1,021,000           402,000
                                               ----------       -----------

  Net cash provided by (used for) financing
   activities                                   9,551,000        14,130,000
                                              -----------       -----------

Increase (decrease) in cash and cash
 equivalents                                  (11,871,000)        6,309,000
Cash and cash equivalents at
 beginning of period                           15,316,000        10,686,000
                                             ------------       -----------

Cash and cash equivalents at
 end of period                              $   3,445,000     $  16,995,000
                                             ============      ============


See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


1. It is suggested that the condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

2. In the opinion of the Registrant, the information contained herein reflects all adjustments necessary to present fairly the Registrant's financial position, results of operations and cash flows for the interim periods. Such adjustments are of a normal recurring nature. The operating results for the three months ended March 31, 1999, are not necessarily indicative of the results to be expected for the full year of 1999.

3. Interest paid for the three-month periods ended March 31, 1999 and 1998 was $5,774,000 and $4,679,000, respectively. Income taxes paid for these same periods were $1,202,000 and $1,085,000, respectively.

4. The following table summarizes the information used in computing basic and diluted income per share:


                                          Three Months Ended March 31
                                             1999            1998
                                            ------          ------
      Numerator for both basic
       and diluted income per share
       computations - net income          $13,047,000     $10,846,000
                                           ==========      ==========

      Denominator for basic income
       per share - weighted average
       shares outstanding                  45,436,000      45,674,000
      Effect of employee stock options
       (dilutive potential common shares)     264,000         285,000
      Denominator for diluted income       ----------      ----------
       per share - adjusted shares         45,700,000      45,959,000
                                           ==========      ==========

5. The following table summarizes the Registrant's operations by segment for the three-month periods ended March 31, 1999 and 1998.



                                                  Three months ended
                                                        March 31
                                                  1999            1998
                                                  ----            ----
         Net sales
           Environmental Products             $61,121,000    $ 50,606,000
           Fire Rescue                         73,107,000      70,434,000
           Safety Products                     64,197,000      60,626,000
           Sign                                17,633,000      12,875,000
           Tool                                37,236,000      36,689,000
                                             ------------    ------------
           Total net sales                   $253,294,000   $ 231,230,000
                                             ============    ============


         Operating income
           Environmental Products              $6,430,000     $ 3,718,000
           Fire Rescue                          1,404,000       3,069,000
           Safety Products                      9,121,000       8,884,000
           Sign                                 1,306,000        (831,000)
           Tool                                 7,922,000       7,500,000
           Corporate expense                   (2,085,000)     (2,073,000)
                                              -----------     -----------
           Total operating income              24,098,000      20,267,000

         Interest expense                      (5,187,000)     (4,467,000)
         Other income                             443,000         161,000
                                             ------------     -----------
         Income before income taxes           $19,354,000    $ 15,961,000
                                             ============     ===========


      The basis of segmentation and the basis of measurement of segment profit or loss are consistent with those used in the Registrant's last annual report. There have been no material changes in total assets from the amount disclosed in the Registrant's last annual report.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.


FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND
RESULTS OF OPERATIONS
FIRST QUARTER 1999

Comparison with First Quarter 1998

Federal Signal Corporation reported a 21% increase in earnings per share for the first quarter. Diluted earnings per share rose to $.29 from $.24 last year and net income rose 20% to $13.0 million from $10.8 million last year. New orders, sales and backlog achieved record levels for the quarter. Sales were up 10% to $253 million from $231 million last year, and new orders were up 6% to $257 million. Backlog rose 7% to $361 million from $336 million last year.

All groups increased new orders, sales and income over last year's first quarter. Sales and income growth was led by the Vehicle Group, the largest of Federal's four groups, and by the Sign Group.

Vehicle Group income was up 15% and sales were up 11% on strength in the environmental products segment. Sales and income increased strongly for environmental products, with all key units participating. Fire rescue segment sales were good, but income was down as expenses for productivity improvement and a temporary unfavorable product mix reduced operating margins. New orders were up 7% as domestic municipal demand remained healthy.

Sign Group sales increased 37% and new orders increased 9% for the first quarter, as the group continued the strong performance that began in the second quarter of 1998. Operating income was strong and reflected continuing operational improvements.

Safety Products Group new orders increased 7%, and sales increased 6%. Very strong performance in the signaling business and parking security devices more than offset weakness in hazardous area lighting and hazardous material containers. The weakness in these businesses was related to low oil prices and a relatively soft U.S. industrial market. Income for the group increased 3% as sales weakness in hazardous area lighting modestly reduced the group's operating margin.

Tool Group income increased 6% on a 1% increase in sales as cost control and a somewhat favorable product mix improved group operating margin. New orders were up slightly, as some strength in cutting tools from new products and marketing initiatives offset softness in the precision punch and die component business.

Cost of sales as a percent of net sales increased from 69.3% in the first quarter of 1998 to 69.6% in the first quarter of 1999. The percentage increase was largely attributable to sales growth of the Registrant's vehicle-based businesses outpacing growth in other sales. In addition, the Fire Rescue Segment incurred expenses for productivity improvements and a temporary unfavorable product mix. Selling, general and administrative expenses as a percent of net sales decreased to 20.9% from 22.0% in the first quarter of 1998 reflecting increased sales volume at Fire Rescue and Sign as well as spending improvements in the Tool Group. Vehicle-based products typically have higher than average cost of sales ratios and lower selling, general and administrative expense ratios than the average of the Registrant's other products. Interest expense increased from $4.5 million to $5.2 million largely as a result of increased borrowings to finance recent business acquisitions. The effective tax rate for the first quarter of 1999 increased slightly to 32.6% from 32.0% in 1998.

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

Financial Position and Liquidity at March 31, 1999

The current ratio applicable to manufacturing activities was 1.6 at March 31, 1999 and also at December 31, 1998. Working capital (manufacturing operations) at March 31, 1999 was $116.4 million compared to $116.0 million at the most recent year end. The debt to capitalization ratio applicable to manufacturing activities was 40% at March 31, 1999 compared to 37% at December 31, 1998. The debt to capitalization ratio applicable to financial services activities was 87% at March 31, 1999 and December 31, 1998.

Current financial resources and anticipated funds from the Registrant's operations are expected to be adequate to meet future cash requirements including capital expenditures and modest amounts of additional stock repurchases.


Year 2000

Reference should be made to Registrant's discussion of the Year 2000 issue in the Financial Review included in its Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

The company is continuing the final phases of correcting systems with identified deficiencies and plans to complete the final validation testing of its Year 2000 compliance program by the third quarter of 1999. The company currently believes all essential processes, systems, and business functions will comply with the Year 2000 requirements by the third quarter of 1999. While the company does not expect that the consequences of any unsuccessful modifications would significantly affect the financial position, liquidity, or results of operations, there can be no assurance that failure to be fully compliant by 2000 would not have an impact on the company. The company is continuing to survey critical suppliers, distributors and customers to assure that their systems will be Year 2000 compliant and anticipates this survey will essentially be complete by the third quarter of 1999. While the failure of a single third party to timely achieve Year 2000 compliance should not have a material adverse effect on the company's results of operations in a particular period, the failure of several key third parties to achieve such compliance could have such an effect. The company will develop contingency plans by the third quarter of 1999 to alter business relationships in the event certain third parties fail to become Year 2000 compliant.

The costs of the company's Year 2000 transition program are being funded with cash flows from operations. Some of these costs relate solely to the modification of existing systems, while others are for new systems, which will improve business functionality. In total, these costs are not expected to be substantially different from the normal, recurring costs that are incurred for systems development and implementation. As a result, these costs are not expected to have a material adverse effect on the company's overall results of operations or cash flows.

Part II.  Other Information

Responses to items one, two, three, five and six are omitted since these items are either inapplicable or the response thereto would be negative.

Item 4.  Submission of Matters to a Vote of Security Holders.

At its Annual Meeting of Stockholders on April 15, 1999, the stockholders of the Registrant voted to elect three directors and to amend the Federal Signal Corporation Stock Benefit Plan.

James A. Lovell, Jr. was re-elected a director for a three-year term. Holders of 38,743,454 shares voted for the re-election, 470,570 shares withheld votes, 6,319,896 shares did not vote and there were no broker nonvotes.

Charles R. Campbell was elected a director for a three-year term. Holders of 38,785,884 shares voted for the re-election, 428,140 shares withheld votes, 6,319,896 shares did not vote and there were no broker nonvotes.

Paul W. Jones was elected a director for a three-year term. Holders of 38,733,206 shares voted for the re-election, 480,818 shares withheld votes, 6,319,896 shares did not vote and there were no broker nonvotes.

Holders of 35,686,221 shares voted for the FSC Stock Benefit Plan amendment, 3,100,765 shares voted against, 427,034 shares withheld votes, 6,319,896 shares did not vote and there were four broker nonvotes.

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

                        Federal Signal Corporation

05/14/99              By:          /s/ Henry L. Dykema
Date                    Henry L. Dykema, Vice President and Chief
                        Financial Officer