Form 10-Q
period 1999-06-30
FEDERAL SIGNAL CORP /DE/
filed 1999-08-16
CIK 277509

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

(Mark One)

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1999

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

Title
Common Stock, $1.00 par value     46,175,342 shares outstanding at July 31, 1999

Part I.  Financial Information

Item 1.  Financial Statements

INTRODUCTION


The consolidated condensed financial statements of Federal Signal Corporation and subsidiaries included herein have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Registrant's Proxy Statement for the Annual Meeting of Shareholders held on April 15, 1999.


FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                                             Three Months Ended June 30          Six Months Ended June 30
                                                1999           1998                 1999           1998

Net sales                                    $265,439,000   $250,121,000        $518,733,000    $481,351,000

Costs and expenses:

Cost of sales                                 186,158,000    170,526,000         362,377,000     330,706,000
Selling, general and administrative            53,645,000     51,496,000         106,622,000     102,279,000

Other (income) and expenses:
Interest expense                                5,363,000      4,865,000          10,550,000       9,332,000
Other (income)                                    (11,000)      (225,000)           (454,000)       (386,000)
                                               ----------    -----------         -----------       ---------

                                              245,155,000    226,662,000         479,095,000     441,931,000
                                              -----------    -----------         -----------     -----------

Income before income taxes                     20,284,000     23,459,000          39,638,000      39,420,000

Income taxes                                    6,592,000      7,446,000          12,899,000      12,561,000
                                              -----------    -----------         -----------     -----------

Net income                                   $ 13,692,000   $ 16,013,000         $26,739,000     $26,859,000
                                              ===========    ===========          ==========      ==========

COMMON STOCK DATA:

Basic net income per share                   $        .30   $        .35         $       .59      $      .59
                                              ===========    ===========          ==========       =========

Diluted net income per share                 $        .30   $        .35         $       .59      $      .58
                                              ===========    ===========          ==========      ==========



Weighted average common shares outstanding:
  Basic                                        45,464,000     45,710,000          45,450,000      45,693,000
  Diluted                                      45,699,000     45,988,000          45,699,000      45,974,000

Cash dividends per share of common stock       $    .1850     $    .1775         $     .3700      $    .3550


See notes to condensed consolidated financial statements.


FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)


                                             Three Months Ended June 30           Six Months Ended June 30
                                              1999              1998                 1999           1998

Net income                                   $13,692,000       $16,013,000        $26,739,000    $26,859,000

Other comprehensive income (loss)-
 Foreign currency translation adjustments     (1,152,000)          435,000         (3,914,000)    (1,407,000)
                                              ----------        ----------         ----------     ----------

Comprehensive income                         $12,540,000       $16,448,000        $22,825,000    $25,452,000
                                              ==========        ==========         ==========     ==========



See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES


CONDENSED CONSOLIDATED BALANCE SHEETS
                                                 June 30          December 31
                                                  1999             1998 (a)
                                               ---------           --------
                                               (Unaudited)
ASSETS

Manufacturing activities -

  Current assets:

   Cash and cash equivalents                 $20,377,000         $15,316,000

   Trade accounts receivable, net of
    allowances for doubtful accounts         155,663,000         159,080,000

   Inventories:
    Raw materials                             63,657,000          63,423,000
    Work in process                           41,454,000          32,613,000
    Finished goods                            35,899,000          35,925,000
                                             -----------         -----------
    Total inventories                        141,010,000         131,961,000

   Prepaid expenses                            7,220,000           4,850,000
                                             -----------         -----------

   Total current assets                      324,270,000         311,207,000

  Properties and equipment:
    Land                                       6,059,000           5,922,000
    Buildings and improvements                47,699,000          47,785,000
    Machinery and equipment                  168,415,000         157,392,000
    Accumulated depreciation                (119,074,000)       (113,732,000)
                                             -----------         -----------
    Net properties and equipment             103,099,000          97,367,000

  Intangible assets, net of
   accumulated amortization                  225,123,000         232,233,000

  Other deferred charges and assets           25,444,000          21,147,000
                                             -----------         -----------

  Total manufacturing assets                 677,936,000         661,954,000

Financial services activities -

  Lease financing receivables, net of
   allowances for doubtful accounts           181,717,000        174,045,000
                                              -----------        -----------

Total assets                                 $859,653,000       $835,999,000
                                              ===========        ===========


See notes to condensed consolidated financial statements.

(a)The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

                                                 June 30          December 31
                                                  1999             1998 (a)
                                               ---------           --------
                                               (Unaudited)

LIABILITIES

Manufacturing activities -

  Current liabilities:

   Short-term borrowings                     $58,043,000         $37,097,000
   Trade accounts payable                     64,508,000          62,976,000
   Accrued liabilities and income taxes       83,474,000          95,120,000
                                              ----------         -----------

   Total current liabilities                 206,025,000         195,193,000

  Long-term borrowings                       135,357,000         137,152,000
  Deferred income taxes                       27,913,000          30,212,000
                                             -----------         -----------

  Total manufacturing liabilities            369,295,000         362,557,000

  Financial services activities -Borrowings  158,459,000         151,660,000


Total liabilities                            527,754,000         514,217,000

SHAREHOLDERS' EQUITY

   Common stock - par value                   46,826,000          46,668,000
   Capital in excess of par value             66,037,000          63,461,000
   Retained earnings                         263,254,000         253,366,000
   Treasury stock                            (26,886,000)        (29,161,000)
   Deferred stock awards                      (2,700,000)         (1,834,000)
   Accumulated other comprehensive income    (14,632,000)        (10,718,000)
                                             -----------         -----------
   Total shareholders' equity                331,899,000         321,782,000
                                             -----------         -----------

  Total liabilities and
   shareholders' equity                     $859,653,000        $835,999,000
                                             ===========         ===========


See notes to condensed consolidated financial statements.

(a) The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                  Six Months Ended June 30
                                                 1999                1998
Operating activities:
  Net income                                   $26,739,000       $26,859,000
  Depreciation                                   8,893,000         8,233,000
  Amortization                                   3,958,000         3,377,000
  Working capital changes and other            (14,075,000)      (11,010,000)
                                                ----------        ----------

Net cash provided by operating
activities                                      25,515,000        27,459,000

Investing activities:
  Purchases of properties and
   equipment                                   (13,895,000)      (10,515,000)
  Principal extensions under
   lease financing agreements                  (59,689,000)      (49,306,000)
  Principal collections under
   lease financing agreements                   52,017,000        46,298,000
  Payments for purchases of companies,
   net of cash acquired                         (2,655,000)      (23,080,000)
  Other, net                                     1,648,000            69,000
                                                ----------        ----------

Net cash used for investing activities         (22,574,000)      (36,534,000)

Financing activities:
  Additional short-term
   borrowings, net                              27,821,000        34,245,000
  Reduction of long-term borrowings             (1,874,000)       (1,667,000)
  Purchases of treasury stock                     (285,000)          (57,000)
  Cash dividends paid to shareholders          (25,039,000)      (23,982,000)
  Other, net                                     1,497,000           619,000
                                                ----------        ----------

Net cash provided by financing
 activities                                      2,120,000         9,158,000

Increase in cash and cash
 equivalents                                     5,061,000            83,000
Cash and cash equivalents at
 beginning of period                            15,316,000        10,686,000
                                                ----------        ----------

Cash and cash equivalents at
 end of period                                 $20,377,000       $10,769,000
                                                ==========        ==========


See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. It is suggested that the condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Registrant's Proxy Statement for the Annual Meeting of Shareholders held on April 15, 1999.

2. In the opinion of the Registrant, the information contained herein reflects all adjustments necessary to present fairly the Registrant's financial position, results of operations and cash flows for the interim periods. Such adjustments are of a normal recurring nature. The operating results for the three months and six months ended June 30, 1999, are not necessarily indicative of the results to be expected for the full year of 1999.

3. Interest paid for the six-month periods ended June 30, 1999 and 1998 was $12,067,000 and $10,157,000, respectively. Income taxes paid for these same periods were $9,720,000 and $11,383,000, respectively.


4. The following table summarizes the information used in computing basic and diluted income per share:


                                          Three Months Ended June 30         Six Months Ended June 30
                                          ----------------------------     -----------------------------
                                                1999            1998             1999           1998
                                                ----            ----             ----           ----
Numerator for both basic
       and diluted income per share
       computations - net income            $13,692,000     $16,013,000       $26,739,000    $26,859,000
                                             ==========      ==========        ==========     ==========

      Denominator for basic income
       per share - weighted average
       shares outstanding                    45,464,000      45,710,000        45,450,000     45,693,000
      Effect of employee stock options
       (dilutive potential common shares)       235,000         278,000           249,000        281,000
                                             ----------      ----------        ----------     ----------
      Denominator for diluted income
       per share - adjusted shares           45,699,000      45,988,000        45,699,000     45,974,000
                                             ==========      ==========        ==========     ==========








5. The following table summarizes the registrant's operations by segment for the three months and six months ended June 30, 1999 and 1998.



                                     Three months ended June 30        Six months ended June 30
                                          1999          1998              1999          1998

Net sales
  Environmental Products             $ 64,936,000   $ 56,222,000      $126,057,000  $106,828,000
  Fire Rescue                          75,616,000     77,281,000       148,723,000   147,715,000
  Safety Products                      66,305,000     63,507,000       130,502,000   124,133,000
  Sign                                 22,448,000     15,982,000        40,081,000    28,857,000
  Tool                                 36,134,000     37,129,000        73,370,000    73,818,000
                                      -----------    -----------       -----------   -----------
  Total net sales                    $265,439,000   $250,121,000      $518,733,000  $481,351,000
                                      ===========    ===========       ===========   ===========


Operating income
  Environmental Products              $ 7,199,000    $ 5,095,000       $13,629,000   $ 8,813,000
  Fire Rescue                           2,514,000      5,562,000         3,918,000     8,631,000
  Safety Products                       9,456,000     10,216,000        18,577,000    19,100,000
  Sign                                  1,647,000      1,544,000         2,953,000       713,000
  Tool                                  7,160,000      7,822,000        15,082,000    15,322,000
  Corporate expense                    (2,340,000)    (2,140,000)       (4,425,000)   (4,213,000)
                                       ----------     ----------        ----------    ----------
  Total operating income               25,636,000     28,099,000        49,734,000    48,366,000
Interest expense                       (5,363,000)    (4,865,000)      (10,550,000)   (9,332,000)
Other income                               11,000        225,000           454,000       386,000
                                       ----------     ----------        ----------    ----------
Income before income taxes            $20,284,000    $23,459,000       $39,638,000   $39,420,000
                                       ==========     ==========        ==========    ==========


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

Item 2.  Management's Discussion and Analysis of Financial
      Condition and Results of Operation

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND
RESULTS OF OPERATIONS
SECOND QUARTER 1999

Comparison with Second Quarter 1998

Federal Signal Corporation reported record second quarter new orders, sales and backlog. New orders were up 9% to $274 million, sales were up 6% to $265 million and backlog rose 9% to $367 million. As anticipated, second quarter diluted earnings per share declined to $.30 from $.35 last year, and net income declined to $13.7 million from $16.0 million in 1998.

In the second quarter, all groups except the Tool Group increased new orders and sales. New order growth was led by the Vehicle and Sign groups, with Sign also leading the company's sales growth in the quarter. Weakness in many parts of the U.S. industrial marketplace is adversely impacting performance in all Federal Signal groups except Sign.

Vehicle Group new orders were up 9% in the second quarter, with municipal markets generally strong except Asia-Pacific. Fire rescue segment orders were particularly strong, with new orders up 20%. Vehicle Group sales were up 5%, led by a 15% increase in the environmental products segment. Vehicle Group backlog rose 11% to $273 million, a record, as manufacturing constraints held back fire apparatus deliveries in the U.S. These manufacturing constraints were greatest in April during the startup of a new management information system; productivity and throughput rose through the remainder of the quarter. Vehicle Group operating income declined 9%, with continued strong performance in the environmental products segment and a weak performance in the U.S. fire rescue segment. The fire rescue income comparison to last year's second quarter was adversely affected by an unusually strong income performance by the non-U.S. fire rescue segment in that quarter.

The Tool Group sells to broad industrial markets, and weakness in many of these caused Tool orders and sales to decline 3% for the quarter. The only market that is very active for the Tool Group is U.S. automotive manufacturing. Group income was down 8%, mainly as a result of reduced sales.

The Safety Products Group's new orders rose 5% in the second quarter. Sales were up 4%, as strength in emergency products and parking security devices offset significant declines in hazardous area lighting (related to declines in oil and gas exploration spending) and softness in industrial markets. The weak sales areas are among the highest margin in the Safety Products Group, causing the group's income to be down 7% for the quarter.

Sign Group second quarter sales increased 40% as new orders rose 67% over a weak second quarter of 1998. Sign Group income grew 7%, as it reported against an unusually high margin second quarter in 1998. The group continues to improve its marketing execution and enjoy good market growth.

Gross profit as a percent of net sales declined from 31.8% in the second quarter of 1998 to 29.9% in the second quarter of 1999. The percentage decline was largely attributable to lower gross margins in the fire rescue and Sign segments and a lower proportion of Tool Group sales partly offset by an improved margin in the environmental products segment. Selling, general and administrative expenses as a percent of net sales decreased to 20.2% from 20.6% in the second quarter of 1998 due primarily to a lower ratio of marketing costs, largely as a result of increased volume in the Sign and fire rescue segments. Interest expense increased from $4.9 million in 1998 to $5.4 million in 1999 as a result of increased borrowings to finance business acquisitions offset partially by lower interest rates. The effective tax rate for the second quarter of 1999 was 32.5% compared to the second quarter 1998 rate of 31.7%. This increased tax rate mainly resulted from a lower proportion of tax-exempt interest income and a lower proportion of foreign income that is taxed at lower rates.

Comparison of First Six Months 1999 to Same Period 1998

Orders for the first six months of 1999 increased 8% over the same period a year ago. For the first six months of 1999, sales of $518.7 million increased 8% over the $481.4 million last year. Net income of $26.7 million for the first six months of 1999 declined from last year's $26.9 million. Diluted earnings per share increased to $.59 in 1999 from $.58 in 1998. The essentially flat earnings for the first six months occurred as a result of manufacturing constraints which held back fire rescue deliveries in the U.S. combined with weakness in certain industrial markets, both U.S. and non-U.S.

Gross profit as a percent of net sales declined to 30.1% in the first six months of 1999 from 31.3% in the first six months of 1998. Selling, general and administrative expenses decreased to 20.6% of net sales in the first six months of 1998 from 21.2% in the same period a year ago. The percentage changes were primarily due to the reasons cited above for the second quarter. Interest expense increased from $9.3 million to $10.6 million largely as a result of increased borrowings to finance recent business acquisitions partially offset by lower interest rates. The effective tax rate was 32.5% for the first half of 1999 increased from the 31.9% for the first half of 1998 due to the reasons cited above for the second quarter.

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

Financial Position and Liquidity at June 30, 1999

The current ratio applicable to manufacturing activities was 1.6 at both June 30, 1999 and December 31, 1998. Working capital (manufacturing operations) at June 30, 1999 was $118.2 million compared to $116.0 million at the most recent year end. The debt-to-capitalization ratio applicable to manufacturing activities increased to 39% at June 30, 1999 compared to 37% at December 31, 1998 largely as a result of borrowings incurred to finance business acquisitions. The debt to capitalization ratio applicable to financial services activities was 87% at June 30, 1999 and December 31, 1998.

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

The company is continuing the final phases of correcting systems with identified deficiencies and plans to complete the final validation testing of its Year 2000 compliance program by early fourth quarter 1999. The company currently believes all essential processes, systems, and business functions will comply with the Year 2000 requirements by early fourth quarter 1999. While the company does not expect that the consequences of any unsuccessful modifications would significantly affect the financial position, liquidity, or results of operations, there can be no assurance that failure to be fully compliant by 2000 would not have an impact on the company. The company is continuing to survey critical suppliers, distributors and customers to assure that their systems will be Year 2000 compliant and anticipates this survey will essentially be complete by early fourth quarter 1999. While the failure of a single third party to timely achieve Year 2000 compliance should not have a material adverse effect on the company's results of operations in a particular period, the failure of several key third parties to achieve such compliance could have such an effect. The company will develop contingency plans by early fourth quarter 1999 to alter business relationships in the event certain third parties fail to become Year 2000 compliant.

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


08/13/99                By:         /s/ Henry L. Dykema