Form 10-Q
period 1999-09-30
FEDERAL SIGNAL CORP /DE/
filed 1999-11-12
CIK 277509

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

(Mark One)

x   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999

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

Title
Common Stock, $1.00 par value             46,100,074 shares outstanding at
                                                     October 31, 1999

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


FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                                            Three Months Ended September 30         Nine Months Ended September 30
                                                   1999           1998                   1999           1998
Net sales                                      $260,938,000   $248,914,000           $779,671,000   $730,265,000

Costs and expenses:

Cost of sales                                   181,915,000    172,561,000            544,292,000    503,267,000
Selling, general and administrative              53,526,000     49,754,000            160,148,000    152,033,000

Other (income) and expenses:
Interest expense                                  6,578,000      4,717,000             17,128,000     14,049,000
Other (income)                                     (924,000)    (1,808,000)            (1,378,000)    (2,194,000)
                                                -----------    -----------            -----------    -----------

                                                241,095,000    225,224,000            720,190,000    667,155,000
                                                -----------    -----------            -----------    -----------

Income before income taxes                       19,843,000     23,690,000             59,481,000     63,110,000

Income taxes                                      6,054,000      7,419,000             18,953,000     19,980,000
                                                -----------    -----------            -----------    -----------

Net income                                     $ 13,789,000   $ 16,271,000           $ 40,528,000   $ 43,130,000
                                                ===========    ===========             ==========     ==========

COMMON STOCK DATA:

Basic net income per share                     $        .30   $        .36           $        .89   $        .94
                                                ===========    ===========             ==========      =========

Diluted net income per share                   $        .30   $        .36           $        .88   $        .94
                                                ===========    ===========             ==========      =========



Weighted average common shares outstanding:
  Basic                                          46,140,000     45,558,000             45,679,000     45,654,000
  Diluted                                        46,295,000     45,816,000             45,897,000     45,927,000

Cash dividends per share of common stock       $      .1850    $     .1775            $     .5550      $   .5325


See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)


                                             Three Months Ended September 30          Nine Months Ended September 30
                                                    1999         1998                       1999        1998
Net income                                      $13,789,000   $16,271,000               $40,528,000  $43,130,000

Other comprehensive income (loss)-
 Foreign currency translation adjustments           804,000     4,007,000                (3,110,000)   2,600,000
                                                 ----------    ----------                ----------   ----------

Comprehensive income                            $14,593,000   $20,278,000               $37,418,000  $45,730,000
                                                 ==========    ==========                ==========   ==========


See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES


CONDENSED CONSOLIDATED BALANCE SHEETS
                                              September 30        December 31
                                                  1999             1998 (a)
                                               ---------           --------
                                              (Unaudited)
ASSETS

Manufacturing activities -

  Current assets:

   Cash and cash equivalents                 $22,408,000         $15,316,000

   Trade accounts receivable, net of
    allowances for doubtful accounts         160,331,000         159,080,000

   Inventories:
    Raw materials                             65,815,000          63,423,000
    Work in process                           64,143,000          32,613,000
    Finished goods                            34,169,000          35,925,000
                                             -----------         -----------
    Total inventories                        164,127,000         131,961,000

   Prepaid expenses                            9,498,000           4,850,000
                                             -----------         -----------

  Total current assets                       356,364,000         311,207,000

  Properties and equipment:
    Land                                       6,192,000           5,922,000
    Buildings and improvements                50,698,000          47,785,000
    Machinery and equipment                  184,510,000         157,392,000
    Accumulated depreciation                (122,760,000)       (113,732,000)
                                             -----------         -----------
    Net properties and equipment             118,640,000          97,367,000

  Intangible assets, net of
   accumulated amortization                  276,846,000         232,233,000

  Other deferred charges and assets           25,764,000          21,147,000
                                             -----------         -----------

  Total manufacturing assets                 777,614,000         661,954,000

Financial services activities -

  Lease financing receivables, net of
   allowances for doubtful accounts          188,630,000         174,045,000
                                             -----------         -----------

Total assets                                $966,244,000        $835,999,000
                                             ===========         ===========


See notes to condensed consolidated financial statements.

(a)The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

                                             September 30        December 31
                                                  1999             1998 (a)
                                               ---------           --------
                                              (Unaudited)

LIABILITIES

Manufacturing activities -

  Current liabilities:

   Short-term borrowings                    $127,581,000         $37,097,000
   Trade accounts payable                     68,281,000          62,976,000
   Accrued liabilities and income taxes       93,398,000          95,120,000
                                             -----------         -----------

   Total current liabilities                 289,260,000         195,193,000

  Long-term borrowings                       135,811,000         137,152,000
  Deferred income taxes                       28,385,000          30,212,000
                                             -----------         -----------

  Total manufacturing liabilities            453,456,000         362,557,000

Financial services activities -Borrowings    164,501,000         151,660,000


Total liabilities                            617,957,000         514,217,000

SHAREHOLDERS' EQUITY

   Common stock - par value                   46,888,000          46,668,000
   Capital in excess of par value             66,273,000          63,461,000
   Retained earnings                         268,463,000         253,366,000
   Treasury stock                            (17,038,000)        (29,161,000)
   Deferred stock awards                      (2,471,000)         (1,834,000)
   Accumulated other comprehensive income    (13,828,000)        (10,718,000)
                                             -----------         -----------
   Total shareholders' equity                348,287,000         321,782,000
                                             -----------         -----------

  Total liabilities and
   shareholders' equity                     $966,244,000        $835,999,000
                                             ===========         ===========


See notes to condensed consolidated financial statements.

(a) The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                               Nine Months Ended September 30
                                                  1999               1998
Operating activities:
  Net income                                   $40,528,000       $43,130,000
  Depreciation                                  13,523,000        12,515,000
  Amortization                                   6,049,000         5,157,000
  Working capital changes and other            (22,203,000)      (14,860,000)
                                                ----------        ----------

Net cash provided by operating
activities                                      37,897,000        45,942,000

Investing activities:
  Purchases of properties and
   equipment                                   (19,164,000)      (14,502,000)
  Principal extensions under
   lease financing agreements                  (97,729,000)      (80,247,000)
  Principal collections under
   lease financing agreements                   83,144,000        74,480,000
  Payments for purchases of companies,
   net of cash acquired                        (60,033,000)      (56,606,000)
  Other, net                                       636,000        (1,020,000)
                                                ----------        ----------

Net cash used for investing activities         (93,146,000)      (77,895,000)

Financing activities:
  Additional short-term
   borrowings, net                              99,052,000        74,893,000
  Reduction of long-term borrowings             (1,498,000)       (1,317,000)
  Purchases of treasury stock                   (3,592,000)       (5,209,000)
  Cash dividends paid to shareholders          (33,574,000)      (32,145,000)
  Other, net                                     1,953,000           366,000
                                                ----------        ----------

Net cash provided by financing
 activities                                     62,341,000        36,588,000

Increase in cash and cash
 equivalents                                     7,092,000         4,635,000
Cash and cash equivalents at
 beginning of period                            15,316,000        10,686,000
                                                ----------        ----------

Cash and cash equivalents at
 end of period                                 $22,408,000       $15,321,000
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

2. In the opinion of the Registrant, the information contained herein reflects all adjustments necessary to present fairly the Registrant's financial position, results of operations and cash flows for the interim periods. Such adjustments are of a normal recurring nature. The operating results for the three months and nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year of 1999.

3. Interest paid for the nine-month periods ended September 30, 1999 and 1998 was $17,100,000 and $14,096,000, respectively. Income taxes paid for these same periods were $15,438,000 and $17,041,000, respectively.


4. The following table summarizes the information used in computing basic and diluted income per share:

                                           Three Months Ended September 30        Nine Months Ended September 30

                                                1999            1998                    1999           1998
      Numerator for both basic
       and diluted income per share
       computations - net income            $13,789,000     $16,271,000             $40,528,000    $43,130,000
                                             ==========      ==========              ==========     ==========

      Denominator for basic income
       per share - weighted average
       shares outstanding                    46,140,000      45,558,000              45,679,000     45,654,000
      Effect of employee stock options
       (dilutive potential common shares)       155,000         258,000                 218,000        273,000
                                             ----------      ----------              ----------     ----------
      Denominator for diluted income
       per share - adjusted shares           46,295,000      45,816,000              45,897,000     45,927,000
                                             ==========      ==========              ==========     ==========

5. The following table summarizes the Registrant's operations by segment for the three months and nine months ended September 30, 1999 and 1998:

                                  Three months ended September 30  Nine months ended September 30
                                         1999          1998             1999          1998
      Net sales
        Environmental Products       $ 61,914,000  $ 54,487,000    $187,971,000  $161,315,000
        Fire Rescue                    70,075,000    76,243,000     218,798,000   223,958,000
        Safety Products                62,959,000    64,463,000     193,461,000   188,596,000
        Sign                           23,695,000    17,064,000      63,776,000    45,921,000
        Tool                           42,295,000    36,657,000     115,665,000   110,475,000
                                      -----------   -----------     -----------   -----------
      Total net sales                $260,938,000  $248,914,000    $779,671,000  $730,265,000
                                      ===========   ===========     ===========   ===========

      Operating income
        Environmental Products        $ 6,468,000   $ 4,896,000     $20,097,000   $13,709,000
        Fire Rescue                     2,182,000     2,895,000       6,100,000    11,526,000
        Safety Products                 9,985,000    11,226,000      28,562,000    30,326,000
        Sign                              668,000     1,258,000       3,621,000     1,971,000
        Tool                            8,439,000     8,136,000      23,521,000    23,458,000
        Corporate expense              (2,245,000)   (1,812,000)     (6,670,000)   (6,025,000)
                                       ----------    ----------      ----------    ----------
      Total operating income           25,497,000    26,599,000      75,231,000    74,965,000
      Interest expense                 (6,578,000)   (4,717,000)    (17,128,000)  (14,049,000)
      Other income                        924,000     1,808,000       1,378,000     2,194,000
                                       ----------    ----------      ----------    ----------
      Income before income taxes      $19,843,000   $23,690,000     $59,481,000   $63,110,000
                                       ==========    ==========      ==========    ==========


      As a result of the significant increase in Tool Group assets resulting largely from a business acquisition in the third quarter of 1999, the Registrant is providing a comparison of identifiable assets at September 30, 1999 to those at December 31, 1998 in the following table.


                                                             September 30,       December 31,
                                                                 1999                1998
     Identifiable assets
        Manufacturing activities
          Environmental Products                              $149,468,000       $139,819,000
          Fire Rescue                                          197,577,000        178,818,000
          Safety Products                                      234,161,000        224,605,000
          Sign                                                  28,314,000         22,896,000
          Tool                                                 156,593,000         85,013,000
          Corporate                                             11,501,000         10,803,000
                                                               -----------        -----------
          Total manufacturing activities                       777,614,000        661,954,000
                                                               -----------        -----------
        Financial services activities
          Environmental Products                                63,213,000         51,499,000
          Fire Rescue                                          118,097,000        114,163,000
          Sign                                                   7,320,000          8,383,000
                                                               -----------        -----------
          Total financial services activities                  188,630,000        174,045,000
                                                               -----------        -----------

      Total identifiable assets                               $966,244,000       $835,999,000
                                                               ===========        ===========

      The basis of segmentation and the basis of measurement of segment profit or loss are consistent with those used in the Registrant's last annual report.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND
RESULTS OF OPERATIONS
THIRD QUARTER 1999

Comparison with Third Quarter 1998

Federal Signal Corporation reported record third quarter new orders, sales and backlog. New orders were up 15% to $279 million, sales increased 5% to $261 million and backlog rose 18% to $390 million. Most of the backlog increase was in the fire rescue segment. Third quarter diluted earnings per share declined to $.30 from $.36 last year. Operating income declined 4%. While manufacturing issues at the U.S. fire apparatus business remain the company's largest opportunity for earnings improvement, the largest single factor contributing to the year-over-year shortfall is market weakness in the company's oil and gas related businesses. Net income declined from $16.3 million to $13.8 million because of the lower operating income, increased interest costs and a decline in non-operating income.

In the third quarter, new order growth was led by the Vehicle Group's fire rescue segment. Since fire rescue products require the longest lead times within the company, this strong order demand will have more benefit to the year 2000 than to this year. All groups except Safety Products increased sales.

Vehicle Group new orders were up 24% in the third quarter, with municipal markets generally strong, particularly for fire rescue vehicles. Group earnings were up 11% on a 1% sales increase.
    Environmental products' earnings increased 32% on a sales increase of 14%. New orders were up 7% as strong growth in non-U.S. sweeper orders outweighed a decline in U.S. industrial vacuum truck orders. The U.S. market remains strong for municipal vacuum trucks. However, softer U.S. orders for municipal street sweepers and further softening of the industrial vacuum truck sector occurred during the third quarter. The water blasting business acquisition, made in August of last year, is performing very well and was important to year-over-year results in the quarter.
    Fire rescue orders were up 38% on strength in municipal markets generally everywhere (except Asia-Pacific) as compared to a relatively weak order level last year. Fire rescue sales were down 8% and earnings were down 25% from last year's third quarter. Emergency One, which has been experiencing production problems, saw apparatus deliveries in the third quarter increase 13% over the second quarter of this year, as plants increased throughput and productivity. Emergency One manufacturing is increasingly benefiting from the capabilities of its new (April 1999 start-up) enterprise resource planning system for production planning and control and is increasingly effective in dealing with various supply shortages caused by the still over-heated truck chassis market. The particular mix of products which delivered in the quarter was unfavorable for both sales and margins. The mix of scheduled deliveries for the fourth quarter is significantly richer in higher price and higher margin vehicles, many of which were partially completed in the third quarter. These partially completed vehicles were a key component of the higher inventory levels in fire rescue during the quarter. Third quarter fire rescue backlog approximates three quarters sales, about 50% higher than normal. This situation has not affected the segment's competitive position, and provides an additional amount of higher priced backlog for delivery in coming quarters. The fire rescue segment continues to plan additional production ramp-up in order to reduce that backlog in the year 2000.

Tool Group new orders rose 14%, sales were up 15% and earnings were up 4% for the quarter. The favorable performance was attributable to the acquisition of the leading U.S. manufacturer of "superhard" consumable tooling at the beginning of this quarter. As has been the case throughout the year, Tool's only active market in the U.S. was automotive manufacturing; the group's foreign markets remain mixed, but mainly slow.

Sign Group third quarter sales increased 39%; orders declined 3% from last year's strong third quarter. While slightly below last year, orders ran at a roughly $80 million annual rate, continuing the trend that began in the second half of last year. Earnings were down 47% in the quarter, caused by project overruns on certain bid-type construction contracts. These contracts represented a significant portion of Sign's production and sales activities in the third quarter. Sign management will limit future involvement in this small market segment composed of large one-time, bid projects. Sign has shown dramatic improvement in 1999 with first nine months orders up 19%, sales up 39% and income up 84%. Sign's expected fourth quarter operating margin should approximate the rate it achieved in the first half of 1999.

Safety Products Group orders were up 4% in the quarter, as very strong emergency signals and parking security devices orders were partially offset by continuing very weak hazardous area lighting orders (oil and gas exploration spending related) and still weak industrial orders. Sales decreased 2%, as results in the weak markets more than offset emergency signals and parking devices strength. Safety Products' earnings declined 11% in the quarter compared to the 1998 third quarter (which had an unusually strong margin); however, third quarter operating margin strengthened considerably compared to the first half of 1999 on relatively broad-based better performance of the group's businesses excluding hazardous area lighting.

Gross profit as a percent of net sales declined to 30.3% in the third quarter of 1999 from 30.7% in the third quarter of 1998. The percentage decline was largely attributable to lower gross margins in fire rescue and safety products segments and project overruns in the Sign Group. These declines were partly offset by improvement in the Environmental Products Group. Selling, general and administrative expenses as a percent of net sales increased to 20.5% from 20.0% in the third quarter of 1998 largely as a result of changes in business mix. Interest expense increased to $6.6 million in the third quarter of 1999 compared to $4.7 million in 1998 reflecting increased borrowings to finance business acquisitions offset partially by lower interest rates. The effective tax rate for the third quarter of 1999 was 30.5% compared to the third quarter 1998 rate of 31.3%. The rate decrease was due largely to the realization of certain non-taxable income in the third quarter of 1999.

Comparison of First Nine Months 1999 to Same Period 1998

Orders for the first nine months were up 10% and sales rose 7% to $780 million. Diluted earnings per share for the first nine months declined to $.88 from $.94 last year. Net income declined to $40.5 million from $43.1 million in 1998. The slight increase in operating income in the first nine months of 1999 was more than offset by the increase in interest expense.

Gross profit as a percent of net sales declined to 30.2% in the first nine months of 1999 from 31.1% in the first nine months of 1998. The percentage decline was largely attributable to lower gross margins in the fire rescue and sign segments and a lower proportion of Tool Group sales partly offset by an improved margin in the environmental products segment. Selling, general and administrative expenses decreased slightly to 20.5% of net sales in the first nine months of 1999 from 20.8% in the same period a year ago. Interest expense increased from $14.0 million to $17.1 million largely as a result of increased borrowings to finance recent business acquisitions. The effective tax rate was 31.9% for the first nine months of 1999, slightly above the 31.7% for the same time frame in 1998.

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

Financial Position, Liquidity and Market Risk at September 30, 1999

The current ratio applicable to manufacturing activities was 1.2 at September 30, 1999 compared to 1.6 at December 31, 1998. Working capital (manufacturing operations) at September 30, 1998 was $67.1 million compared to $116.0 million at the most recent year-end. The debt-to-capitalization ratio applicable to manufacturing increased to 45% at September 30, 1999 from 37% at December 31, 1998, largely as a result of borrowings incurred to finance business acquisitions. The debt-to-capitalization ratio applicable to financial services activities was 87% at September 30, 1999 and December 31, 1998.

Current financial resources and anticipated cash flows from the Registrant's operations are expected to be adequate to meet future cash requirements including capital expenditures and modest amounts of additional stock purchases.

At September 30, 1999, the Registrant's exposure to market risk had not materially changed from December 31, 1998.

Impact of the Year 2000 Issue

Reference should be made to Registrant's discussion of the Year 2000 issue in the Financial Review included in its Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

The company is completing the final phases of correcting systems with identified deficiencies and plans to complete the final validation testing of its Year 2000 compliance program by December 31, 1999. The company currently believes all major processes, systems, and business functions comply with the Year 2000 requirements and the remainder will comply by December 31, 1999. While the company does not expect that the consequences of any unsuccessful modifications would significantly affect the financial position, liquidity, or results of operations, there can be no absolute assurance that failure to be fully compliant by 2000 would not have an impact on the company. The company is continuing to survey critical suppliers, distributors and customers to assure that their systems will be Year 2000 compliant and anticipates this survey will essentially be complete by early fourth quarter 1999. While the failure of a single third party to timely achieve Year 2000 compliance should not have a material adverse effect on the company's results of operations in a particular period, the failure of several key third parties to achieve such compliance could have such an effect. The company has essentially completed its contingency plans to alter business relationships in the event certain third parties fail to become Year 2000 compliant.

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

                                 Federal Signal Corporation

11/12/99                         By:   /s/ Henry L. Dykema
                                 Henry L. Dykema
                                 Vice President and Chief Financial Officer