Form 10-K405
period 1999-12-31
FEDERAL SIGNAL CORP /DE/
filed 2000-03-30
CIK 277509

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                               Form 10-K

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                          EXCHANGE ACT OF 1934
              For the fiscal year ended December 31, 1999
                                   OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                          EXCHANGE ACT OF 1934

        For the transition period from __________ to __________

                     Commission File Number 1-6003

                       FEDERAL SIGNAL CORPORATION
       (Exact name of the Registrant as specified in its charter)

             DELAWARE                                 36-1063330
  (State or other jurisdiction of                  (I.R.S. Employer
  incorporation or organization)                   Identification No.)

      1415 West 22nd Street,
        Oak Brook, Illinois                           60523
(Address of principal executive offices)            (Zip Code)

The Registrant's telephone number, including area code (630) 954-2000

Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of Each Exchange
    Title of Each Class                             on Which Registered
    -------------------                           -----------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of voting stock held by nonaffiliates of the Registrant as of March 1, 2000.
             Common stock, $1.00 par value -- $618,531,017

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of March 1, 2000.
           Common stock, $1.00 par value - 45,303,256 shares

                  Documents  Incorporated  by  Reference
                  --------------------------------------
Portions of the Annual Report to Shareholders for the year ended December 31, 1999 are incorporated by reference into Parts I & II. Portions of the proxy statement for the Annual Meeting of Shareholders to be held on April 20, 2000 are incorporated by reference in Part III.

PART I

Item 1.    Business.

    Federal Signal Corporation, founded in 1901, was reincorporated as a Delaware Corporation in 1969. The company is a manufacturer and worldwide supplier of safety, signaling and communications equipment, hazardous area lighting, fire rescue vehicles, vehicle-mounted aerial access platforms, street sweeping and vacuum loader vehicles, high pressure water blasting systems, parking revenue and access control equipment, custom on-premise signage, carbide cutting tools, precision punches and related die components.

    Products   produced  and  services   rendered  by  the  Registrant  and  its
subsidiaries (referred to collectively as the "Registrant" herein, unless context otherwise indicates) are divided into five identified groups: Safety Products, Sign, Tool, Environmental Products and Fire Rescue. Business units are organized under each segment because they share certain characteristics, such as technology, marketing, and product application that create long-term synergies. The Financial Review and Note M - Segment Information included in the Notes to Consolidated Financial Statements contained in the Annual Report to Shareholders for the year ended December 31, 1999 are incorporated herein by reference.

    Developments,   including   acquisitions  and  divestitures  of  businesses,
considered significant to the company or individual segments are described under the following discussions of the applicable groups.

Safety Products Group

    Significant subsidiaries or operations of the Safety Products Group include the Signal Products Division, Aplicaciones Tecnologicas VAMA S.A. (VAMA), Victor Industries Ltd. (Victor), Pauluhn Electric Mfg. Co., Justrite Manufacturing Company (Justrite), and Federal APD. Virtually all of these businesses have the leading position in their respective domestic markets. The group also includes a number of other business units most of which have been acquired within the past five years and which are described later below.

    The group's products principally consist of: (1) a variety of visual and audible warning, signaling, and communications devices used by private industry, federal, state and local governments, building contractors, police, fire and medical fleets, utilities and civil defense; (2) hazardous area lighting and communications products used by mines, petrochemical plants, offshore oil platforms and other hazardous industrial sites; (3) safety containment products for handling and storing hazardous materials used by a wide variety of industrial and laboratory customers as well as military agencies and municipal, state and federal governments; and (4) parking, revenue control, and access control equipment and systems for parking facilities, commercial businesses, bridge and pier installation and residential developments.

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

During the period 1995 through 1999, the following businesses were acquired and became part of the Safety Products Group:

                   Principal
Entity             Headquarters  Acquired         Principal
                                                  Products/Services

Millbank           England       January 1999     Commercial and
                                                  industrial
                                                  communications systems

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

Akusta IFE         England       October 1997     Heavy duty and
                                                  explosion-proof
                                                  communications equipment

Pauluhn Electric   Texas         July 1997        Hazardous area and
                                                  explosion-proof
                                                  electrical products

Victor             England       June 1996        Hazardous area
                                                  industrial lighting
                                                  products

Target Tech        Illinois      December 1995    Amber signaling
                                                  products for
                                                  construction and work
                                                  vehicles

    Warning and signaling products, which account for the principal portion of the group's business, are marketed to both industrial and governmental users. Many of the group's products are designed in accordance with various regulatory codes and standards, and meet agency approvals such as Factory Mutual (FM) and Underwriters Laboratory (UL). Products are sold to industrial customers through manufacturers' representatives who sell to approximately 1,500 wholesalers. Products are also sold to governmental customers through more than 900 active independent distributors as well as through original equipment manufacturers and direct sales. International sales are made through the group's independent foreign distributors or on a direct basis.

    Because of the large number of the group's products, the group competes with a variety of manufacturers and suppliers and encounters varying competitive conditions among its different products and different classes of customers. Because of the variety of such products and customers, no meaningful estimate of either the total number of competitors or the group's overall competitive position within the global market can be made. Generally, competition is intense as to all of the group's products and, as to most such products, is based on price, including competitive bidding, product reputation and performance, and product servicing.

    The backlog of orders of the Safety Products Group products believed to be firm at December 31, 1999 and 1998 was $27.3 million and $25.7 million, respectively. Almost all of the backlog of orders at December 31, 1999, are reasonably expected to be filled within the current fiscal year.

Sign Group

    The Sign Group, operating principally under the name "Federal Sign", designs, engineers, manufactures, installs and maintains sign displays for both sale and lease. The group additionally provides sign repair services and also enters into maintenance service contracts for signs it manufactures as well as signs produced by other manufacturers. Its operations are oriented to custom designing and engineering of commercial and industrial signs or groups of signs for its customers.

    The sale and lease of signs and the sale of maintenance contracts are conducted primarily through the group's direct sale organization that operates from its twenty-four principal sales and manufacturing facilities located strategically throughout the continental U.S. Customers for sign products and services consist of local commercial businesses, as well as major national and multi-national companies.

    Some of the group's displays are leased to customers for terms of typically three to five years, with both the lease and the maintenance portions of many such contracts then renewed for successive periods.

    The group is nationally a principal producer of high-end custom and custom-quantity signs. The group's marketing strategies focus on market segments to which it can provide a unique set of services. The group has multiple regional and national competitors. Competition for sign products and services is intense and competitive factors are largely quality, price, project and program management capabilities, aesthetic and design considerations, and lease/maintenance services.

    Total backlog at December 31, 1999, applicable to sign products and services was approximately $49.2 million compared to approximately $54.7 million at December 31, 1998. A significant part of the group's sign products and services backlog relates to sign maintenance contracts since such contracts are usually performed over long periods of time. At December 31, 1999, the Sign Group had a backlog of in-service sign maintenance contracts of approximately $28.2 million compared to approximately $32.4 million at December 31, 1998. With the exception of the sign maintenance contracts, most of the backlog orders at December 31, 1999, are reasonably expected to be filled within the current fiscal year.

In January 2000, the Registrant announced it is seeking buyers for the Sign Group due to the company focusing its growth strategies into its other groups.

Tool Group

    Tool Group products are produced by the group's wholly-owned subsidiaries. The die components and precision tooling operations include: Dayton Progress Corporation, Schneider Stanznormalien GmbH (Schneider), Jamestown Precision Tooling, Inc., Technical Tooling, Inc. (TTI), and M.J. Industries (MJI). The cutting tool operations include Manchester Tool Company, Clapp & Haney Tool Company and Dico Corporation. During the period 1995 to 1996, sales and revenue were also generated by Bassett Rotary Tool Company, a manufacturer of rotary carbide cutting tools, which was sold at the end of 1996.

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

    During the period 1995 through 1999, the die components and precision tooling operations continued to broaden the markets they serve through the following acquisitions:

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

    The carbide cutting tool operations manufacture consumable carbide and superhard insert tooling for cutoff and deep grooving metal cutting applications. In July 1999, the company acquired Clapp & Haney Tool Company ("Clapp & Haney"). Located near Toledo, Ohio, Clapp & Haney is the leading U.S. manufacturer and marketer of polycrystalline diamond and cubic boron nitride consumable tooling.

    Because of the nature of and market for the group's products, competition is keen at both domestic and international levels. Many customers have some ability to produce certain products themselves, but at a cost disadvantage. Major market emphasis is placed on quality of product, delivery and level of service.

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

    The  group's   products  are  marketed  in  the  United  States,   and  many
international markets, principally through industrial distributors. Foreign-owned manufacturing, sales and distribution facilities are located in Weston, Ontario; Tokyo, Japan; Warwickshire, England; Frankfurt, Germany; and Meaux, France.

    The group competes with several U.S. and non-U.S. manufacturers and due to the diversity of products offered, no meaningful estimate of either the number of competitors or the group's relative position within the global market can be made, although the group does believe it is a major supplier within these product lines. The group competes with numerous non-U.S manufacturers, principally in non-U.S markets.

    The order backlogs of the Tool Group as of December 31, 1999 and December 31, 1998 were $13.1 million and $9.4 million, respectively. All of the backlog of orders at December 31, 1999 is expected to be filled within the current fiscal year.

Fire Rescue Group

    The Fire Rescue Group manufactures fire/emergency apparatus, rescue vehicles and aerial access platforms and is composed of Emergency One, Inc., Bronto Skylift Oy Ab (Bronto), Superior Emergency Vehicles, Ltd., and Saulsbury Fire Equipment Corp.

    Emergency One, Inc. (E-One) is a leading manufacturer of fire rescue vehicles including pumpers, tankers, aerial ladder trucks, custom chassis, and airport rescue and fire fighting vehicles (each of aluminum construction for rust-free operation and energy efficiency).

    Superior Emergency Vehicles, Ltd. manufactures and distributes a full range of fire truck bodies primarily for the Canadian market. It is the leading manufacturer of these products in Canada. Superior also manufactures products for the U.S. market sold by the group's U.S. dealerships.

    Acquired in August 1995 and headquartered in Tampere, Finland, Bronto manufactures vehicle-mounted aerial access platforms. Bronto is the leading manufacturer of such platforms for fire rescue markets in the world and a leading manufacturer of heavy-duty industrial platforms.

    Acquired in January 1998 and located in Tully, NY, Saulsbury Fire Equipment Corp. ("Saulsbury") is the leading manufacturer of stainless steel-bodied fire trucks and rescue vehicles in the United States. Saulsbury's steel-bodied products complement E-One's aluminum-bodied fire apparatus and custom fire chassis. In addition, Saulsbury provides the group with additional distribution, as well as a service center in the northeast United States.

    All of the Fire Rescue Group companies also sell accessories and replacement parts for their products.

    Some products and components thereof are not manufactured by the group but are purchased for incorporation with products of the group's manufacture.

    The majority of Fire Rescue Group sales are made primarily to municipal customers, volunteer fire departments and government customers both domestic and overseas.

    The group competes with several U.S. and non-U.S. manufacturers and due to the diversity of products offered, no meaningful estimate of either the number of competitors or the group's relative position within the global market can be made, although the group does believe it is a major supplier within these product lines. The group competes with numerous non-U.S manufacturers, principally in non-U.S markets.

    At December 31, 1999, Fire Rescue Group backlog was $246.5 million compared to $207.4 million at December 31, 1998. A substantial majority of the orders in the backlog at December 31, 1999, are reasonably expected to be filled within the current fiscal year.

Environmental Products

    Environmental Products manufactures street sweeping, industrial vacuuming and municipal catch basin/sewer cleaning vehicles and high-pressure water blasting equipment. Environmental Products is composed of Elgin Sweeper Company, Vactor Manufacturing, Inc. (Vactor), Guzzler Manufacturing, Inc. (Guzzler), Ravo International, Five Star Manufacturing and Jetstream of Houston, Inc.

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

    Guzzler is the leading manufacturer in the United States of waste removal vehicles using vacuum-based technology, for worldwide industrial and environmental markets. The acquisition of Guzzler complemented Elgin Sweeper Company's product distribution and provided for increased exposure to the industrial marketplace for both Elgin and Guzzler.

    Vactor is the leading U.S. manufacturer of municipal combination catch basin/sewer cleaning vacuum trucks. The acquisition of Vactor provided a significant expansion of municipal equipment and enhanced the domestic and international dealer networks of both Elgin Sweeper and Vactor.

    Acquired in January 1998, and based in Youngsville, North Carolina, Five Star Manufacturing began in 1996 with a unique design concept for street sweepers: the Broom Bear four-wheeled mechanical street sweeper and the Air Bear four-wheeled recirculating air street sweeper. This acquisition accelerates Federal's entry into a market niche where the potential for substantial growth opportunities exist.

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

    All of the Environmental Products Group companies also sell accessories and replacement parts for their products.

    Some products and components thereof are not manufactured by the group but are purchased for incorporation with products of the group's manufacture.

    A majority of the group's sales are made primarily to municipal customers and government customers both domestic and overseas.

    The group competes with several U.S. and non-U.S. manufacturers and due to the diversity of products offered, no meaningful estimate of either the number of competitors or the group's relative position within the global market can be made, although the group does believe it is a major supplier within these product lines. The group competes with numerous non-U.S. manufacturers, principally in non-U.S. markets.

    At December 31, 1999, Environmental Products Group backlog was $57.2 million compared to $62.5 million at December 31, 1998. A substantial majority of the orders in the backlog at December 31, 1999 are reasonably expected to be filled within current fiscal year.

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

    The Registrant's business is not materially dependent upon research activities relating to the development of new products or services or the improvement of existing products and services, but such activities are of importance as to some of the Registrant's products. Expenditures for research and development by the Registrant were approximately $15.8 million in 1999, $11.9 million in 1998 and $12.0 million in 1997. Fire Rescue, Environmental Products and Safety Products each had sizeable increases in 1999.

    Note M - Segment Information, presented in the Registrant's Annual Report to Shareholders for the year ended December 31, 1999, contains information concerning the Registrant's foreign sales, export sales and operations by geographic area, and is incorporated herein by reference.

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

    No material part of the business of the Registrant is dependent either upon a single customer or very few customers. The Registrant is in substantial compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment. These provisions have had no material adverse impact upon capital expenditures, earnings or competitive position of the Registrant and its subsidiaries. The Registrant employed over 7,000 people in ongoing businesses at the close of 1999. The Registrant believes relations with its employees have been good.

Item 2.    Properties.

    As of December 31,  1999,  the  Registrant  utilized  thirty-four  principal manufacturing plants located throughout North America, as well as fourteen in Europe, one in South Africa, one in South America, and one in the Far East. In addition, there were forty-five sales and service/warehouse sites, with thirty-six being U.S.-based and nine located overseas.

    In total, the Registrant devoted approximately 1,962,000 square feet to manufacturing and 1,009,000 square feet to service, warehousing and office space as of December 31, 1999. Of the total square footage, approximately 39% is devoted to the Safety Products Group, 8% to the Sign Group, 11% to the Tool Group, 24% to the Fire Rescue Group and 18% to the Environmental Products Group. Approximately 65% of the total square footage is owned by the Registrant, with the remaining 35% being leased.

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


Item 4.    Submission of Matters to a Vote of Security Holders.

    No matters were submitted to a vote of security holders through the solicitation of proxies or otherwise during the three months ended December 31, 1999.


                                PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters.

    Federal Signal Corporation's Common Stock is listed and traded on the New York Stock Exchange under the symbol FSS. Market price range and dividend per share data listed in Note P - Selected Quarterly Data (Unaudited) contained in the Annual Report to Shareholders for the year ended December 31, 1999 is incorporated herein by reference. As of March 1, 2000, there were 4,489 holders of record of the Registrant's common stock.

    Certain long-term debt agreements impose restrictions on the Registrant's ability to pay cash dividends on its common stock. All of the retained earnings at December 31, 1999 were free of any restrictions.

Item 6.    Selected Financial Data.

    Selected  Financial  Data  contained in the  Registrant's  Annual  Report to
Shareholders for the year ended December 31, 1999 is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

    The Financial Review contained in the Registrant's Annual Report to Shareholders for the year ended December 31, 1999 is incorporated herein by reference.

Item 7a.   Qualitative and Quantitative Disclosures About Market Risk.

    The Financial Review caption "Market Risk Management" contained in the Registrant's Annual Report to Shareholders for the year ended December 31, 1999 is incorporated herein by reference.

Item 8.    Financial Statements and Supplementary Data.

    The consolidated financial statements and accompanying footnotes of the Registrant and the report of the independent auditors set forth in the Registrant's Annual Report to Shareholders for the year ended December 31, 1999 are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

    None.


                                PART III

Item 10.   Directors and Executive Officers of the Registrant.

    The information under the caption "Election of Directors" contained in the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 20, 2000 is incorporated herein by reference.

    The following is a list of the Registrant's executive officers, their ages, business experience and positions and offices as of March 1, 1999:

    Joseph J. Ross, age 54, was elected Chairman, President and Chief Executive Officer in February 1990.

    John A.  DeLeonardis,  age 52, was elected Vice  President-Taxes  in January
1992.

    Duane A. Doerle, age 44, was elected Vice President-Corporate Development in July 1996. Previously, he served as Director-Corporate Development since April 1992.

    Henry L. Dykema, age 60, was appointed as Vice President and Chief Financial Officer in January 1995.

    Richard G. Gibb, age 56, was appointed Executive Vice President in January 1998. Previously, Mr. Gibb was President of the Safety Products Group and the Signal Products Division, having served in those capacities since April 1995 and February 1985, respectively.

    Robert W. Racic, age 51, was elected Vice President and Treasurer in April 1984.

    Richard L. Ritz, age 46, was elected Vice President and Controller in January 1991.

    Kim A. Wehrenberg, age 48, was elected Vice President, General Counsel and Secretary effective October 1986.

    These officers hold office until the next annual meeting of the Board of Directors following their election and until their successors shall have been elected and qualified.

    There are no family relationships among any of the foregoing executive officers.

Item 11.   Executive Compensation.

    The information contained under the caption "Executive Compensation" of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held April 20, 2000 is incorporated herein by reference.

Item 12.   Security   Ownership  of  Certain   Beneficial  Owners  and
           Management.

    The information contained under the caption "Security Ownership of Certain Beneficial Owners" of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held April 20, 2000 is incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions.

    The information contained under the caption "Executive Compensation" of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held April 20, 2000 is incorporated herein by reference.


                                PART IV

Item 14.   Exhibits,  Financial Statement Schedules and Reports on Form
8-K.

(a)1. Financial Statements

      The following consolidated financial statements of Federal Signal Corporation and Subsidiaries included in the Registrant's Annual Report to Shareholders for the year ended December 31, 1999 are filed as a part of this report and are incorporated by reference in Item 8:

           Consolidated Balance Sheets -- December 31, 1999 and 1998

           Consolidated Statements of Income -- Years ended December 31, 1999, 1998 and 1997

           Consolidated Statements of Comprehensive Income -- Years ended
           December 31, 1999, 1998 and 1997

           Consolidated Statements of Cash Flows -- Years ended December 31, 1999, 1998 and 1997

           Notes to Consolidated Financial Statements

  2.  Financial Statement Schedules

      The following consolidated financial statement schedule of Federal Signal Corporation and Subsidiaries, for the three years ended December 31, 1999 is filed as a part of this report in response to Item 14(d):

           Schedule II -- Valuation and qualifying accounts

      All  other  schedules  for  which  provision  is  made  in the  applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore, have been omitted.

  3.  Exhibits

      3. a. Restated Certificate of Incorporation of the Registrant, filed as Exhibit (3)(a) to the Registrant's Form 10-K for the year ended December 31, 1996 is incorporated herein by reference.

         b. By-laws  of  the   Registrant,   filed  as  Exhibit  (3)(b)  to  the
            Registrant's Form 10-K for the year ended December 31, 1996 is incorporated herein by reference.

      4. a. Rights Agreement dated 7/9/98, filed as Exhibit (4) to the Registrant's Form 8-A dated July 28, 1998 is incorporated herein by reference.

         b. The Registrant has no long-term debt agreements for which the related outstanding debt exceeds 10% of consolidated total assets as of December 31, 1998. Copies of debt instruments for which the related debt is less than 10% of consolidated total assets will be furnished to the Commission upon request.

      10.a. The amended 1996 Stock Benefit Plan, filed as Exhibit (10)(a) to the
            Registrant's Form 10-K for the year ended December 31, 1998 is incorporated herein by reference.

         b. Corporate Management Incentive Bonus Plan, filed as Exhibit (10)(b) to the Registrant's Form 10-K for the year ended December 31, 1998 is incorporated herein by reference.

         c. Supplemental   Pension  Plan,   filed  as  Exhibit  (10)(c)  to  the
            Registrant's Form 10-K for the year ended December 31, 1995 is incorporated herein by reference.

         d. Executive Disability, Survivor and Retirement Plan, filed as Exhibit
            (10)(d) to the Registrant's Form 10-K for the year ended December 31, 1995 is incorporated herein by reference.

         e. Supplemental Savings and Investment Plan, filed as Exhibit (10)(f) to the Registrant's Form 10-K for the year ended December 31, 1993 is incorporated herein by reference.

         f. Employment Agreement with Joseph J. Ross, filed as Exhibit (10)(g) to the Registrant's Form 10-K for the year ended December 31, 1994 is incorporated herein by reference.

         g. Change of Control Agreement with Kim A. Wehrenberg, filed as Exhibit
            (10)(h) to the Registrant's Form 10-K for the year ended December 31, 1994 is incorporated herein by reference.

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

      13.Annual  Report to  Shareholders  for the year ended  December 31, 1999.
         Such report, except for those portions thereof which are expressly incorporated by reference in this Form 10-K, is furnished for the information of the Commission only and is not to be deemed "filed" as part of this filing.

      21.Subsidiaries of the Registrant

      23.Consent of Independent Auditors

      27.Financial Data Schedule

(b) Reports on Form 8-K

    No reports on Form 8-K were filed for the three months ended December 31, 1999.

(c) and (d)

    The response to this portion of Item 14 is being submitted as a separate section of this report.

Other Matters

      For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned, the Registrant, hereby undertakes as follows, which undertaking shall be incorporated by reference into the Registrant's Registration Statements on Form S-8 Nos. 33-12876, 33-22311, 33-38494, 33-41721, 33-49476, 33-14251 and
33-89509 dated April 14, 1987, June 26, 1988,  December 28, 1990, July 15, 1991,
June 9, 1992, October 16, 1996 and October 22, 1999, respectively:

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


                                      FEDERAL SIGNAL CORPORATION



                                      By:     /s/  Joseph J. Ross
                                       Chairman, President, Chief Executive
                                               Officer and Director




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, as of March 30, 2000, by the following persons on behalf of the Registrant and in the capacities indicated.



      /s/  Henry L. Dykema                    /s/ Charles R. Campbell
    Vice President and Chief                          Director
        Financial Officer


      /s/  Richard L. Ritz                    /s/  James C. Janning
  Vice President and Controller                       Director


                                              /s/  Paul W. Jones
                                                      Director


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


                                              /s/  Thomas N. McGowen, Jr.
                                                      Director


                                              /s/  Richard R. Thomas
                                                     Director



                                                               SCHEDULE II



              FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
                   Valuation and Qualifying Accounts

          For the Years Ended December 31, 1999, 1998 and 1997



                                                              Deductions
                                                 Additions     Accounts
                                   Balance at    Charged to   written off     Balance
                                   beginning     costs and      net of        at end
        Description                 of year      expenses     recoveries      of year
                                   ----------   -----------  -----------    ----------
Year ended December 31, 1999:

  Deducted from asset accounts:

   Allowance for doubtful accounts
   Manufacturing activities         $2,499,000                              $3,321,000
   Financial service activities      1,607,000                               1,849,000
                                    ----------                              ----------
  Total                             $4,106,000    $3,111,000  $2,047,000    $5,170,000



Year ended December 31, 1998:

  Deducted from asset accounts:

   Allowance for doubtful accounts
   Manufacturing activities         $2,527,000                              $2,499,000
   Financial service activities      1,772,000                               1,607,000
                                    ----------                              ----------
  Total                             $4,299,000    $1,358,000  $1,551,000    $4,106,000



Year ended December 31, 1997:

  Deducted from asset accounts:

   Allowance for doubtful accounts
   Manufacturing activities         $2,602,000                              $2,527,000
   Financial service activities      1,348,000                               1,772,000
                                    ----------                              ----------
  Total                             $3,950,000    $2,421,000  $2,072,000    $4,299,000
