Form 10-Q
period 2000-03-31
FEDERAL SIGNAL CORP /DE/
filed 2000-05-15
CIK 277509

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

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

Title
Common Stock, $1.00 par value  45,303,000 shares outstanding at April 30, 2000

Part I.  Financial Information

Item 1.  Financial Statements

INTRODUCTION


The consolidated condensed financial statements of Federal Signal Corporation and subsidiaries included herein have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                                            Three Months Ended March 31,
                                            ---------------------------
                                                2000          1999
                                                ----          ----
Net sales                                   $289,234,000  $253,294,000

Costs and expenses:

  Cost of sales                              199,807,000   176,219,000
  Selling, general and administrative         59,666,000    52,977,000

  Other (income) and expenses:
    Interest expense                           6,970,000     5,187,000
    Other (income) and expense, net              (25,000)     (443,000)
                                            -------------  -----------
                                             266,418,000   233,940,000

Income before income taxes                    22,816,000    19,354,000

Income taxes                                   7,580,000     6,307,000
                                             -----------   -----------

Net income                                  $ 15,236,000  $ 13,047,000
                                             ===========   ===========



COMMON STOCK DATA:

Basic and diluted net income per share              $.33          $.29

Weighted average common shares outstanding
 Basic                                        45,613,000    45,436,000
 Diluted                                      45,674,000    45,700,000

Cash dividends per share of common stock           $.190         $.185

See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)


                                              Three Months Ended March 31,
                                              ----------------------------
                                                   2000          1999
                                                   ----          ----
Net income                                     $15,236,000    $13,047,000

Other comprehensive loss, net of tax -
 Foreign currency translation adjustments       (2,295,000)    (2,762,000)
                                                ----------     ----------
Comprehensive income                           $12,941,000    $10,285,000
                                                ==========     ==========



See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES


CONDENSED CONSOLIDATED BALANCE SHEETS

                                                 March 31,     December 31,
                                                   2000          1999 (a)
                                                 ---------     -----------
                                                (Unaudited)
 ASSETS

Manufacturing activities -

    Cash and cash equivalents                $   15,582,000   $  8,764,000

    Trade accounts receivable, net of
    allowances for doubtful accounts            167,741,000    165,682,000

    Inventories:
     Raw materials                               71,827,000     59,056,000
     Work in process                             58,802,000     63,064,000
     Finished goods                              43,047,000     40,589,000

    Prepaid expenses                             11,937,000      8,982,000
                                              -------------    -----------

      Total current assets                      368,936,000    346,137,000

  Properties and equipment:
    Land                                          6,182,000      6,167,000
    Buildings and improvements                   53,618,000     52,662,000
    Machinery and equipment                     186,505,000    182,557,000
    Accumulated depreciation                   (128,014,000)  (126,023,000)
                                              -------------    -----------
      Net properties and equipment              118,291,000    115,363,000

  Intangible assets, net of
   accumulated amortization                     287,242,000    277,217,000

  Other deferred charges and assets              25,789,000     24,412,000
                                              -------------    -----------

      Total manufacturing assets                800,258,000    763,129,000

Financial services activities -

  Lease financing receivables, net of
   allowances for doubtful accounts             201,988,000    197,832,000
                                              -------------    -----------

      Total assets                           $1,002,246,000   $960,961,000
                                              =============    ===========



See notes to condensed consolidated financial statements.

(a) The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

                                                  March 31,     December 31,
                                                    2000          1999 (a)
                                                 ---------     -----------
 LIABILITIES                                    (Unaudited)

Manufacturing activities -

   Short-term borrowings                     $  156,965,000   $  99,204,000
   Trade accounts payable                        76,570,000      74,324,000
   Accrued liabilities and income taxes          91,942,000      95,935,000
                                              -------------     -----------

     Total current liabilities                  325,477,000     269,463,000

  Long-term borrowings                          132,512,000     134,410,000
  Deferred income taxes                          26,435,000      30,445,000
                                              -------------     -----------

     Total manufacturing liabilities            484,424,000     434,318,000

Financial services activities - Borrowings      176,302,000     172,610,000
                                              -------------     -----------

     Total liabilities                          660,726,000     606,928,000

SHAREHOLDERS' EQUITY

   Common stock - par value                      46,997,000      46,889,000
   Capital in excess of par value                67,925,000      66,762,000
   Retained earnings                            283,490,000     276,951,000
   Treasury stock                               (34,307,000)    (17,023,000)
   Deferred stock awards                         (2,982,000)     (2,238,000)
   Accumulated other comprehensive income       (19,603,000)    (17,308,000)
                                              -------------     -----------
     Total shareholders' equity                 341,520,000     354,033,000
                                              -------------     -----------

     Total liabilities and
      shareholders' equity                   $1,002,246,000   $ 960,961,000
                                              =============     ===========

See notes to condensed consolidated financial statements.

(a) The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                Three Months Ended March 31,
                                                ----------------------------
                                                   2000              1999
                                                   ----              ----

Operating activities:
  Net income                                   $ 15,236,000     $ 13,047,000
  Depreciation                                    5,052,000        4,352,000
  Amortization                                    2,435,000        1,954,000
  Working capital changes and other              (5,890,000)     (30,838,000)
                                                 ----------       ----------

   Net cash provided by (used for)
    operating activities                         16,833,000      (11,485,000)

Investing activities:
  Purchases of properties and
   equipment                                     (5,748,000)      (6,464,000)
  Principal extensions under
   lease financing agreements                   (34,869,000)     (26,549,000)
  Principal collections under
   lease financing agreements                    30,713,000       24,612,000
  Payments for purchases of companies,
   net of cash acquired                         (24,401,000)      (2,655,000)
  Other, net                                       (880,000)       1,119,000
                                                 ----------        ---------
   Net cash used for investing
    activities                                  (35,185,000)      (9,937,000)

 Financing activities:
  Additional short-term borrowings, net          61,313,000       27,096,000
  Reduction of long-term borrowings              (1,758,000)      (1,698,000)
  Purchases of treasury stock                   (17,284,000)        (278,000)
  Cash dividends paid to shareholders           (17,243,000)     (16,590,000)
  Other, net                                        142,000        1,021,000
                                                 ----------       ----------

   Net cash provided by financing
    activities                                   25,170,000        9,551,000
                                                 ----------       ----------

 Increase (decrease) in cash and cash
  equivalents                                     6,818,000      (11,871,000)

 Cash and cash equivalents at
  beginning of period                             8,764,000       15,316,000
                                                 ----------       ----------

 Cash and cash equivalents at
  end of period                                $ 15,582,000     $  3,445,000
                                                 ==========       ==========


See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


1. It is suggested that the condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

2. In the opinion of the Registrant, the information contained herein reflects all adjustments necessary to present fairly the Registrant's financial position, results of operations and cash flows for the interim periods. Such adjustments are of a normal recurring nature. The operating results for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year of 2000.

3. Interest paid for the three-month periods ended March 31, 2000 and 1999 was $6,358,000 and $5,744,000, respectively. Income taxes paid for these same periods were $2,930,000 and $1,202,000, respectively.

4. The following table summarizes the information used in computing basic and diluted income per share:


                                              Three Months Ended March 31,
                                              ----------------------------
                                                  2000            1999
                                                  ----            ----

      Numerator for both basic
       and diluted income per share
       computations - net income              $15,236,000     $13,047,000
                                               ==========      ==========

      Denominator for basic income
       per share - weighted average
       shares outstanding                      45,613,000      45,436,000
      Effect of employee stock options
      (dilutive potential common shares)           61,000         264,000
                                               ----------      ----------
      Denominator for diluted income
       per share - adjusted shares             45,674,000      45,700,000
                                               ==========      ==========

5. The following table summarizes the Registrant's operations by segment for the three-month periods ended March 31, 2000 and 1999.



                                             Three months ended March
                                             ------------------------
                                                2000           1999
                                                ----           ----
Net sales
  Environmental Products                   $ 62,521,000   $ 61,121,000
  Fire Rescue                                90,771,000     73,107,000
  Safety Products                            69,990,000     64,197,000
  Sign                                       17,564,000     17,633,000
  Tool                                       48,388,000     37,236,000
                                            -----------    -----------
  Total net sales                          $289,234,000   $253,294,000
                                            ===========    ===========


Operating income
  Environmental Products                    $ 6,017,000    $ 6,430,000
  Fire Rescue                                 4,873,000      1,404,000
  Safety Products                            11,229,000      9,121,000
  Sign                                          248,000      1,306,000
  Tool                                       10,152,000      7,922,000
  Corporate expense                          (2,758,000)    (2,085,000)
                                             ----------     ----------
  Total operating income                     29,761,000     24,098,000

Interest expense                             (6,970,000)    (5,187,000)
Other income                                     25,000        443,000
                                             ----------     ----------
Income before income taxes                  $22,816,000    $19,354,000
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

      Item 2.  Management's Discussion and Analysis of Financial
      Condition and Results of Operation.


FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND
RESULTS OF OPERATIONS
FIRST QUARTER 2000

Comparison with First Quarter 1999

Federal Signal Corporation reported a 17% increase in net income to $15.2 million for the first quarter from $13.0 million last year. Diluted earnings per share rose 14% to $.33 from $.29 in 1999. New orders, sales and backlog achieved record levels for the quarter. Sales were up 14% to $289 million from $253 million in 1999 and new orders were up 15% to $295 million. Backlog rose 11% to $401 million from $361 million last year.

All four of the company's largest groups increased new orders and sales over last year's first quarter. Sales and income growth was led by the Fire Rescue Group, the largest of Federal's groups, with the Safety Products and Tool groups also up significantly.

Fire Rescue Group income more than tripled on a 24% sales increase. Sales and income were up sharply in North American fire apparatus operations as production substantially exceeded that of the first quarter of 1999. These manufacturing operations also performed above expectations for the quarter as improvements implemented by management in 1999 raised throughput and productivity significantly. Fire access platform income generated by operations in Finland was below the first quarter of 1999 due to a number of factors; chief among them were costs and production delays related to new product development. New orders for the Fire Rescue Group were up 27% on continuing strong major markets.

Environmental Products Group sales were up 2% on a 7% increase in orders. U.S. sweeper and municipal sewer cleaning vehicle orders were up strongly over last year's first quarter. While industrial product markets strengthened sequentially versus the fourth quarter of 1999, group income was down 6% versus last year's strong first quarter because of unfavorable sales and earnings comparisons for the group's industrial businesses and product mix within the sweeper segment.

Safety Products Group income was up 23% on a 9% sales increase. New orders increased 7% as major markets remained strong and the oilfield-related markets remained weak. The group's very strong income growth and favorable operating margin resulted from increased sales volume, favorable product mix and continuing effective cost control.

Tool Group income increased 28% on a 30% sales increase. Overall, Tool's main markets strengthened importantly during the quarter compared to last year. In addition, the two acquisitions completed after the first quarter of 1999 provided a significant portion of the quarter's sales and earnings gains and are performing slightly above our acquisition expectations.

Sign Group sales were flat and income declined significantly on delays in certain large orders and non-recurring high costs incurred associated with policy allowances for a major customer. New orders declined 11% as a result of the order delays referenced above, but the group's bidding activity remains strong, shifting sales into the latter part of the year.

Cost of sales as a percent of net sales decreased from 69.6% in the first quarter of 1999 to 69.1% in the first quarter of 2000. The percentage decrease was largely attributable to increased productivity and significant sales growth in the Registrant's Fire Rescue Group and improved mix and significant sales growth in the Safety Products Group. Selling, general and administrative expenses as a percent of net sales decreased to 20.6% from 20.9% reflecting the significant increase in sales volume. Interest expense increased to $7.0 million from $5.2 million largely as a result of increased borrowings to finance recent business acquisitions, increased financial services assets and additional purchases of treasury shares. The effective tax rate for the first quarter of 2000 increased slightly to 33.2% from 32.6% in 1999 largely as a result of taxable earnings increasing faster than tax-exempt revenues.

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

Financial Position and Liquidity at March 31, 2000

The current ratio applicable to manufacturing activities was 1.1 at March 31, 2000 compared to 1.3 at December 31, 1999. Working capital (manufacturing operations) at March 31, 2000 was $43.5 million compared to $76.7 million at the most recent year-end. The debt-to-capitalization ratio applicable to manufacturing activities was 48% at March 31, 2000 compared to 42% at December 31, 1999. The decline in the current ratio and working capital since December 31, 1999 is attributable to an increase in short-term debt incurred to fund an acquisition of a small tool company, payments of dividends to common shareholders and purchases of additional treasury shares. The debt-to-capitalization ratio applicable to financial services activities was 87% at March 31, 2000 and December 31, 1999.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

At its Annual Meeting of Stockholders on April 20, 2000, the stockholders of the Registrant voted to elect two directors and voted against a proposed shareholder Maximize Value Resolution to put the Registrant up for sale. Out of the 45,689,536 shares entitled to vote, holders of 36,540,010 shares voted.

Shareholders elected James C. Janning a director for a three-year term. Holders of 35,601,383 shares voted for his election, while holders of 938,626 shares withheld votes.

Shareholders elected Joseph J. Ross a director for a three-year term. Holders of 35,387,606 shares voted for his reelection, while holders of 1,152,403 shares withheld votes.

Holders of 26,033,741 shares voted against the shareholder resolution, holders of 3,881,378 shares voted for it, while holders of 972,887 shares withheld votes; there were 5,652,004 shares of broker nonvotes.

Charles R. Campbell, Paul W. Jones, James A. Lovell, Jr., Thomas N. McGowen, Jr. and Richard R. Thomas are the other directors of the Registrant whose term of office as directors continued after the meeting

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           Federal Signal Corporation

05/15/00              By:          /s/ Henry L. Dykema
Date                    Henry L. Dykema, Vice President and Chief
                        Financial Officer