Form 10-Q
period 2000-06-30
FEDERAL SIGNAL CORP /DE/
filed 2000-08-14
CIK 277509

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

(Mark One)

x  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

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

Title
Common Stock, $1.00 par value  45,299,664 shares outstanding at July 31, 2000

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

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)



                        Three months ended June 30,    Six months ended June 30,
                             2000          1999           2000          1999
                             ----          ----           ----          ----
Net sales                $278,217,000  $242,991,000  $549,887,000  $478,652,000
Costs and expenses:
 Cost of sales           (190,972,000) (169,409,000) (377,319,000) (333,012,000)
 Selling, general and
  administrative          (55,514,000)  (49,593,000) (111,324,000)  (98,859,000)
                          -----------   -----------   -----------   -----------
Operating income           31,731,000    23,989,000    61,244,000    46,781,000
Interest expense           (7,992,000)   (5,363,000)  (14,962,000)  (10,550,000)
Other income (expense),
 net                          176,000        21,000    (1,066,000)      467,000
                           ----------   -----------   -----------   -----------
Income from continuing
 operations before
 income taxes              23,915,000    18,647,000    45,216,000    36,698,000

Income taxes               (7,903,000)   (5,970,000)  (14,907,000)  (11,782,000)
                          -----------   -----------   -----------   -----------
Income from continuing
 operations                16,012,000    12,677,000    30,309,000    24,916,000

Income from discontinued
 operations, net of tax       172,000     1,015,000     1,111,000     1,823,000
                          -----------   -----------   -----------   -----------
   Net income            $ 16,184,000  $ 13,692,000  $ 31,420,000  $ 26,739,000
                          ===========   ===========   ===========   ===========

COMMON STOCK DATA:
 Basic and diluted net
  income per share:
   Income from
    continuing
    operations                 $.35          $.28          $.67          $.55
   Income from
    discontinued
    operations                 .00*           .02           .02           .04
                                ---           ---           ---           ---
 Net income                    $.36          $.30          $.69          $.59
                                ===           ===           ===           ===
    * fractional amount

 Weighted average common
  shares outstanding
   Basic                   45,307,000    45,464,000    45,460,000    45,450,000
   Diluted                 45,436,000    45,699,000    45,555,000    45,699,000

 Cash dividends per
  share of common stock        $.1900        $.1850        $.3800        $.3700



See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)



                         Three months ended June 30,   Six months ended June 30,
                               2000        1999           2000          1999
                               ----        ----           ----          ----

Net income                $16,184,000   $13,692,000   $31,420,000   $26,739,000
Other comprehensive
 loss, net of tax -
   Foreign currency
    translation
    adjustments            (1,537,000)   (1,152,000)   (3,832,000)   (3,914,000)
                           ----------    ----------    ----------    ----------

Comprehensive income      $14,647,000   $12,540,000   $27,588,000   $22,825,000
                           ==========    ==========    ==========    ==========



See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   June 30,     December 31,
                                                    2000          1999 (a)
                                                  ---------      ----------
                                                 (Unaudited)
ASSETS

Manufacturing activities
 Current assets:
    Cash and cash equivalents                $   13,243,000    $  8,764,000
    Trade accounts receivable, net of
     allowances for doubtful accounts           150,350,000     152,956,000
    Inventories:
    Raw materials                                70,279,000      58,487,000
    Work in process                              53,470,000      60,894,000
    Finished goods                               48,264,000      40,589,000
    Prepaid expenses                             12,455,000       8,895,000
                                                -----------     -----------
  Total current assets                          348,061,000     330,585,000

  Properties and equipment:
    Land                                          5,731,000       5,717,000
    Buildings and improvements                   50,580,000      50,365,000
    Machinery and equipment                     180,407,000     169,110,000
    Accumulated depreciation                   (122,793,000)   (113,980,000)
                                                -----------     -----------
    Net properties and equipment                113,925,000     111,212,000

  Intangible assets, net of accumulated
   amortization                                 279,286,000     273,844,000

  Other deferred charges and assets              25,903,000      23,592,000
                                                -----------     -----------

Total manufacturing assets                      767,175,000     739,233,000

Net assets of discontinued operations,
 including financial assets                      21,121,000      20,767,000

Financial services activities - Lease
 financing receivables, net of allowances
 for doubtful accounts                          207,544,000     191,261,000
                                                -----------     -----------

Total assets                                 $  995,840,000   $ 951,261,000
                                                ===========     ===========



See notes to condensed consolidated financial statements.

(a) The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS -- Continued


                                                   June 30,     December 31,
                                                     2000         1999 (a)
                                                  ---------      ----------
                                                 (Unaudited)
 LIABILITIES

Manufacturing activities
 Current liabilities:
   Short-term borrowings                     $  148,837,000   $  99,204,000
   Trade accounts payable                        65,424,000      68,533,000
   Accrued liabilities and income taxes          89,780,000      92,026,000
                                                -----------     -----------
    Total current liabilities                   304,041,000     259,763,000
 Long-term borrowings                           132,058,000     134,410,000
 Deferred income taxes                           25,533,000      30,445,000
                                                -----------     -----------
    Total manufacturing liabilities             461,632,000     424,618,000

Financial services activities - Borrowings      186,220,000     172,610,000

SHAREHOLDERS' EQUITY
   Common stock - par value                      47,002,000      46,889,000
   Capital in excess of par value                67,989,000      66,762,000
   Retained earnings                            291,067,000     276,951,000
   Treasury stock                               (34,307,000)    (17,023,000)
   Deferred stock awards                         (2,623,000)     (2,238,000)
   Accumulated other comprehensive income       (21,140,000)    (17,308,000)
                                                -----------     -----------
     Total shareholders' equity                 347,988,000     354,033,000
                                                -----------     -----------

     Total liabilities and shareholders'     $  995,840,000   $ 951,261,000
                                                ===========     ===========
equity

See notes to condensed consolidated financial statements.

(a) The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                  Six Months Ended June 30,
                                                    2000            1999
                                                    ----            ----
Operating activities:
  Net income                                   $ 31,420,000    $  26,739,000
  Depreciation                                    9,730,000        8,234,000
  Amortization                                    4,866,000        3,899,000
  Working capital changes and other              (8,064,000)     (13,357,000)
                                                 ----------       ----------
   Net cash provided by operating
    activities                                   37,952,000       25,515,000

Investing activities:
  Purchases of properties and equipment         (11,079,000)     (13,474,000)
  Principal extensions under lease financing
  agreements                                    (73,558,000)     (58,026,000)
  Principal collections under lease financing
  agreements                                     57,275,000       49,209,000
  Payments for purchases of companies, net of
  cash acquired                                 (24,401,000)      (2,655,000)
  Other, net                                        700,000        2,372,000
                                                 ----------       ----------
   Net cash used for investing activities       (51,063,000)     (22,574,000)

Financing activities:
  Additional short-term borrowings, net          63,243,000       27,821,000
  Reduction of long-term borrowings              (2,352,000)      (1,874,000)
  Purchases of treasury stock                   (17,284,000)        (285,000)
  Cash dividends paid to shareholders           (25,925,000)     (25,039,000)
  Other, net                                        (92,000)       1,497,000
                                                 ----------       ----------
   Net cash provided by financing activities     17,590,000        2,120,000
                                                 ----------       ----------

Increase in cash and cash equivalents             4,479,000        5,061,000

Cash and cash equivalents at beginning of
 period                                           8,764,000       15,316,000
                                                 ----------       ----------
Cash and cash equivalents at end of period     $ 13,243,000    $  20,377,000
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

2. Management of the Registrant has announced its intent to divest the operations of the Sign Group. The condensed consolidated financial statements have been prepared on a basis that reflects the operations of the Sign Group as discontinued operations; accordingly the 1999 condensed consolidated financial statements have been restated. The net book value of the Sign Group's assets aggregated $21,121,000 at June 30, 2000; management believes that the value ultimately to be received for these assets will exceed the recorded net book value.

3. In the opinion of the Registrant, the information contained herein reflects all adjustments necessary to present fairly the Registrant's financial position, results of operations and cash flows for the interim periods. Such adjustments are of a normal recurring nature. The operating results for the three months and six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year of 2000.

4. Interest paid for the six-month periods ended June 30, 2000 and 1999 was $15,525,000 and $12,067,000, respectively. Income taxes paid for these same periods were $11,415,000 and $9,720,000, respectively.

5. The following table summarizes the information used in computing basic and diluted income per share:


                         Three Months Ended June 30,   Six Months Ended June 30,

                               2000          1999          2000          1999
                               ----          ----          ----          ----
Numerators for both
basic and diluted income
per share computations:

Income from continuing
 operations                $16,012,000   $12,677,000   $30,309,000   $24,916,000

Income from dicontinued
 operations                    172,000     1,015,000     1,111,000     1,823,000
                            ----------    ----------    ----------    ----------

Net income                 $16,184,000   $13,692,000   $31,420,000   $26,739,000
                            ==========    ==========    ==========    ==========

Denominator for basic
 income per share -
 weighted average
 shares outstanding         45,307,000    45,464,000    45,460,000    45,450,000

Effect of employee
 stock options
 (dilutive potential
 common shares)                129,000       235,000        95,000       249,000
                            ----------    ----------    ----------    ----------

Denominator for diluted
 income per share -
 adjusted shares            45,436,000    45,699,000    45,555,000    45,699,000
                            ==========    ==========    ==========    ==========

6. The following table summarizes the Registrant's continuing operations by segment for the three months and six months ended June 30, 2000 and 1999.

                         Three Months Ended June 30,   Six Months Ended June 30,

                                2000       1999            2000         1999
                                ----       ----            ----         ----
Net sales
  Environmental Products   $67,741,000  $64,936,000   $130,262,000 $126,057,000
  Fire Rescue               90,252,000   75,616,000    181,023,000  148,723,000
  Safety Products           69,294,000   66,305,000    139,284,000  130,502,000
  Tool                      50,930,000   36,134,000     99,318,000   73,370,000
                           -----------  -----------    -----------  -----------
  Total net sales         $278,217,000 $242,991,000   $549,887,000 $478,652,000
                           ===========  ===========    ===========  ===========


Operating income
  Environmental Products   $ 7,967,000  $ 7,199,000    $13,984,000  $13,629,000
  Fire Rescue                5,245,000    2,514,000     10,118,000    3,918,000
  Safety Products           11,281,000    9,456,000     22,510,000   18,577,000
  Tool                      10,002,000    7,160,000     20,154,000   15,082,000
  Corporate expense         (2,764,000)  (2,340,000)    (5,522,000)  (4,425,000)
                            ----------   ----------     ----------   ----------
  Total operating income    31,731,000   23,989,000     61,244,000   46,781,000
Interest expense            (7,992,000)  (5,363,000)   (14,962,000) (10,550,000)
Other income (expense)         176,000       21,000     (1,066,000)     467,000
                            ----------   ----------     ----------   ----------
Income from continuing
operations before income
taxes                      $23,915,000  $18,647,000    $45,216,000  $36,698,000
                            ==========   ==========     ==========   ==========

      Except as discussed in Note 2 above, the basis of segmentation and the basis of measurement of segment profit or loss are consistent with those used in the Registrant's last annual report. There have been no material changes in total assets from the amount disclosed in the Registrant's last annual report.

      Item 2. Management's Discussion and Analysis of Financial
      Condition and Results of Operations.


FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS
SECOND QUARTER 2000

Comparison with Second Quarter 1999

Federal Signal Corporation reported a 20% increase in diluted net income per share to $.36 for the second quarter, from $.30 per share last year. Net income rose to $16.2 million from $13.7 million in 1999. New orders, sales and net income were at record levels for the second quarter.

In anticipation of the sale of the Sign Group, the Registrant is now reporting results for that group on a discontinued operations basis. Continuing operations consist of the Safety Products, Tool, Environmental Products and Fire Rescue groups. Continuing operations results for the second quarter compared to last year's second quarter were:
     - 26% increase in after-tax income to $16.0 million from $12.7 million
     - 32% increase in operating income
     - 25% increase in diluted earnings per share to $.35 from $.28 per share
     - 14% increase in sales to $278  million from $243 million
     - 11% increase in quarter-end backlog to $346 million from $311 million

New orders related to continuing operations were up 8% to $273 million in the second quarter.

In the second quarter, sales growth was led by the Fire Rescue and Tool groups and income growth was led by the Fire Rescue Group with all four groups reporting significant growth in operating income.

Fire Rescue Group income more than doubled on a 19% sales increase. North American operations income rose significantly over last year's quarter on the strength of improvements in Florida-based manufacturing. Fire Rescue Group new orders declined 10% as a number of orders were deferred into the third quarter. The municipal marketplace remains strong and the 10% order decline is solely a matter of timing - the group expects the third quarter order rate to be up sharply.

Tool Group income increased 40% on a 41% increase in sales. Group performance without recent acquisitions showed good growth over the prior year; the two acquisitions completed after the second quarter of 1999 contributed substantially to the quarter's results and are continuing to perform well. New orders also rose 42%. Most of the group's major markets are maintaining solid momentum, but growth over the prior year is moderating somewhat in the punch and die component segment.

Safety Products Group income was up 19% on a 5% sales increase. The strong performance was led by the municipal signaling and warning products operations which grew rapidly in both U.S. and international markets, expanding margins substantially over last year. Overall, new orders were essentially flat as some weakness in industrial orders combined with still weak oilfield-related orders to offset strong municipal signaling/warning order growth.

Environmental Products Group income was up 11% as sales increased 4%. Orders were up 28% on strong municipal markets in both North America and Europe. Industrial orders were also strong. Low industrial backlog at the beginning of the quarter caused sales and earnings declines in these operations during the second quarter, offsetting strong sales and margin expansion performance in the large municipal sweeper and sewer-cleaning vehicle operations.

Cost of sales as a percent of net sales decreased from 69.7% in the second quarter of 1999 to 68.6% in the second quarter of 2000. The percentage decrease was largely attributable to increased productivity and significant sales growth in the Registrant's Fire Rescue Group and improved mix and significant sales growth in the Safety Products Group. Selling, general and administrative expenses as a percent of net sales decreased to 20.0% from 20.4% reflecting the significant increase in sales volume. Interest expense increased to $8.0 million from $5.4 million largely as a result of: 1) increased borrowings to finance recent business acquisitions, increased financial services assets and additional purchases of treasury shares and 2) higher interest rates. The effective tax rate for the second quarter of 2000 increased to 33.0% from 32.0% in 1999 largely as a result of taxable earnings increasing faster than tax-exempt earnings.

Comparison of First Six Months 2000 to Same Period 1999

Orders for the first six months of 2000 increased 12% over the same period a year ago. For the first six months of 2000, sales of $549.9 million increased 15% over the $478.7 million last year. Income from continuing operations of $30.3 million increased 22% above last year's $24.9 million. Net income of $31.4 million for the first six months of 2000 increased from last year's $26.7 million. Diluted net income per share increased to $.69 in 2000 from $.59 in 1999. The increase in earnings for the first six months occurred as a result of sales growth led by the Fire Rescue and Tool groups with all four groups reporting significant growth in operating income.

Gross profit as a percent of net sales increased to 31.4% in the first six months of 2000 from 30.4% in the first six months of 1999. Selling, general and administrative expenses decreased to 20.2% of net sales in the first six months of 2000 from 20.7% in the same period a year ago. The percentage changes were primarily due to the reasons cited above for the second quarter. Interest expense increased from $10.6 million to $15.0 million largely as a result of the same reasons cited above for the second quarter. The effective tax rate of 33.0% for the first half of 2000 increased from the 32.1% for the first half of 1999 due to the reasons cited above for the second quarter.

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

Financial Position and Liquidity at June 30, 2000

The current ratio applicable to manufacturing activities was 1.1 at June 30, 2000 compared to 1.3 at December 31, 1999. Working capital (manufacturing operations) at June 30, 2000 was $44.0 million compared to $70.8 million at the most recent year-end. The debt-to-capitalization ratio applicable to manufacturing activities was 47% at June 30, 2000 compared to 42% at December 31, 1999. The decline in the current ratio and working capital since December 31, 1999 is attributable to an increase in short-term debt incurred to fund an acquisition of a small tool company, payments of dividends to common shareholders and purchases of additional treasury shares. The debt-to-capitalization ratio applicable to financial services activities was 87% at June 30, 2000 and December 31, 1999.

Current financial resources and anticipated funds from the Registrant's operations are expected to be adequate to meet future cash requirements including capital expenditures and modest amounts of additional stock repurchases.

Other

The Securities and Exchange Commission (SEC) has issued Staff Accounting Bulletins #101, #101A and #101B that provide rules governing revenue recognition for exchange-listed companies. The Registrant's policy for the principal portion of its revenues is to recognize revenue in its financial statements when goods are shipped (see footnote A to the Registrant's 1999 consolidated financial statements). The SEC's bulletins are expected to be supplemented with additional guidance from the SEC. Accordingly, without this additional guidance, the Registrant is not yet able to determine the effect of the SEC's Staff Accounting Bulletins on its financial statements. At this time, the Registrant expects the SEC's guidance will be necessary to implement the rule, probably in the fourth quarter of 2000.

Part II. Other Information

Responses to items one through six are omitted since these items are either inapplicable or the response thereto would be negative.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        Federal Signal Corporation

05/14/00              By:          /s/ Henry L. Dykema
Date                    Henry L. Dykema, Vice President and Chief
                        Financial Officer