Form 10-Q
period 2000-09-30
FEDERAL SIGNAL CORP /DE/
filed 2000-11-08
CIK 277509

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

(Mark One)

x  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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

Title
Common Stock, $1.00 par value  45,324,054 shares outstanding at October 31, 2000

Part I. Financial Information

Item 1. Financial Statements

INTRODUCTION


The consolidated condensed financial statements of Federal Signal Corporation and subsidiaries included herein have been prepared by the Registrant, without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)



                            Three months ended           Nine months ended
                               September 30,               September 30,
                             2000          1999          2000          1999
                             ----          ----          ----          ----

Net sales               $270,884,000  $237,243,000  $820,771,000  $715,895,000
Costs and expenses:
  Cost of sales         (187,865,000) (162,999,000) (565,184,000) (496,011,000)
  Selling, general and
   administrative        (51,843,000)  (49,415,000) (163,092,000) (148,274,000)
  Restructuring charges     (837,000)                   (912,000)
                         -----------    ----------   -----------   -----------
Operating income          30,339,000    24,829,000    91,583,000    71,610,000
Interest expense          (8,217,000)   (6,578,000)  (23,179,000)  (17,128,000)
Other income (expense),
 net                         133,000       921,000      (933,000)    1,388,000
                         -----------   -----------   -----------   -----------
Income from continuing
 operations before
 income taxes             22,255,000    19,172,000    67,471,000    55,870,000

Income taxes              (6,540,000)   (5,799,000)  (21,447,000)  (17,581,000)
                         -----------   -----------   -----------   -----------
Income from continuing
 operations               15,715,000    13,373,000    46,024,000    38,289,000

Income from discontinued
operations, net of tax       (25,000)      416,000     1,086,000     2,239,000
                         -----------   -----------   -----------   -----------
Net income              $ 15,690,000  $ 13,789,000  $ 47,110,000  $ 40,528,000
                         ===========   ===========   ===========   ===========

   COMMON STOCK DATA:
   Basic net income per
    share:
     Income from continuing
      operations                $.35          $.29            $1.01       $.84
     Income from discontinued
      operations                 .00           .01              .02        .05
                                 ---           ---              ---        ---
     Net income                 $.35          $.30            $1.04*      $.89
                                 ===           ===              ===        ===

     * amounts above do not add due to rounding

   Diluted net income per
    share:
     Income from continuing
      operations                $.35          $.29            $1.01       $.83

     Income from discontinued
      operations                 .00           .01              .02        .05
                                 ---           ---              ---        ---
     Net income                 $.35          $.30            $1.03       $.88
                                 ===           ===             ====        ===

   Weighted average common
    shares outstanding
     Basic                  45,302,000    46,140,000    45,407,000    45,679,000
     Diluted                45,468,000    46,295,000    45,526,000    45,897,000

   Cash dividends per
    share of common stock       $.1900        $.1850        $.5700        $.5550


See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)



                               Three months ended         Nine months ended
                                 September 30,               September 30,
                              2000          1999          2000          1999
                              ----          ----          ----          ----

Net income                 $15,690,000   $13,789,000  $47,110,000   $40,528,000
Other comprehensive
 income (loss),
 net of tax -
  Foreign currency
   translation
   adjustments              (3,794,000)      804,000    (7,626,000)  (3,110,000)
                            ----------    ----------   ----------    ----------

Comprehensive income       $11,896,000   $14,593,000   $39,484,000  $37,418,000
                            ==========    ==========    ==========   ==========



See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                 September 30,  December 31,
                                                      2000         1999 (a)
                                                  ----------     ----------
                                                  (Unaudited)
ASSETS

Manufacturing activities
  Current assets:
   Cash and cash equivalents                  $   7,233,000    $  8,764,000
   Trade accounts receivable, net of
    allowances for doubtful accounts            160,913,000     152,956,000
   Inventories:
   Raw materials                                 68,930,000      58,487,000
   Work in process                               53,757,000      60,894,000
   Finished goods                                45,882,000      40,589,000
   Prepaid expenses                               8,198,000       8,895,000
                                                -----------     -----------
  Total current assets                          344,913,000     330,585,000

  Properties and equipment:
   Land                                           5,648,000       5,717,000
   Buildings and improvements                    52,451,000      50,365,000
   Machinery and equipment                      182,519,000     169,110,000
   Accumulated depreciation                    (126,464,000)   (113,980,000)
                                                -----------     -----------
   Net properties and equipment                 114,154,000     111,212,000

  Intangible assets, net of accumulated
   amortization                                 275,366,000     273,844,000

  Other deferred charges and assets              25,986,000      23,592,000
                                                -----------     -----------

Total manufacturing assets                      760,419,000     739,233,000

Net assets of discontinued operations,
 including financial assets                      19,490,000      20,767,000

Financial services activities - Lease
 financing receivables, net of allowances
 for doubtful accounts                          210,631,000     191,261,000
                                                -----------     -----------

Total assets                                  $ 990,540,000   $ 951,261,000
                                                ===========     ===========



See notes to condensed consolidated financial statements.

(a) The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS -- Continued


                                                September 30,   December 31,
                                                    2000          1999 (a)
                                                 -----------    -----------
                                                 (Unaudited)
 LIABILITIES

Manufacturing activities
  Current liabilities:
   Short-term borrowings                     $   151,316,000  $  99,204,000
   Trade accounts payable                         61,860,000     68,533,000
   Accrued liabilities and income taxes           82,154,000     92,026,000
                                                 -----------    -----------
    Total current liabilities                    295,330,000    259,763,000
  Long-term borrowings                           131,994,000    134,410,000
  Deferred income taxes                           23,306,000     30,445,000
                                                 ------------   -----------
    Total manufacturing liabilities              450,630,000    424,618,000

Financial services activities - Borrowings       188,436,000    172,610,000

SHAREHOLDERS' EQUITY
   Common stock - par value                       46,998,000     46,889,000
   Capital in excess of par value                 67,913,000     66,762,000
   Retained earnings                             298,150,000    276,951,000
   Treasury stock                                (34,303,000)   (17,023,000)
   Deferred stock awards                          (2,350,000)    (2,238,000)
   Accumulated other comprehensive income        (24,934,000)   (17,308,000)
                                                 -----------    -----------
     Total shareholders' equity                  351,474,000    354,033,000
                                                 ------------   -----------

     Total liabilities and shareholders'
     equity                                  $   990,540,000  $ 951,261,000
                                                 ============   ===========

See notes to condensed consolidated financial statements.

(a) The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                      Nine Months Ended
                                                        September 30,
                                                    2000             1999
                                                    ----             ----
Operating activities:
  Net income                                   $ 47,110,000    $  40,528,000
  Depreciation                                   14,692,000       12,561,000
  Amortization                                    7,229,000        5,961,000
  Working capital changes and other             (25,839,000)     (21,153,000)
                                                -----------       ----------
   Net cash provided by operating activities     43,192,000       37,897,000

Investing activities:
  Purchases of properties and equipment         (17,241,000)     (18,532,000)
  Principal extensions under lease financing
  agreements                                   (107,880,000)     (95,037,000)
  Principal collections under lease financing
  agreements                                     88,510,000       79,389,000
  Payments for purchases of companies, net of
  cash acquired                                 (24,401,000)     (60,033,000)
  Other, net                                      2,833,000        1,067,000
                                                -----------       ----------
   Net cash used for investing activities       (58,179,000)     (93,146,000)

Financing activities:
  Additional short-term borrowings, net          67,938,000       99,052,000
  Reduction of long-term borrowings              (2,416,000)      (1,498,000)
  Purchases of treasury stock                   (17,280,000)      (3,592,000)
  Cash dividends paid to shareholders           (34,534,000)     (33,574,000)
  Other, net                                       (252,000)       1,953,000
                                                -----------       ----------
   Net cash provided by financing activities     13,456,000       62,341,000

Increase (decrease) in cash and cash
equivalents                                      (1,531,000)       7,092,000

Cash and cash equivalents at beginning of
period                                            8,764,000       15,316,000
                                                -----------       ----------
Cash and cash equivalents at end of period     $  7,233,000    $  22,408,000
                                                ===========       ==========


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

2. Management of the Registrant has announced its intent to divest the operations of the Sign Group. The condensed consolidated financial statements have been prepared on a basis that reflects the operations of the Sign Group as discontinued operations; accordingly the 1999 condensed consolidated statements of income, balance sheet and cash flows have been restated. The net book value of the Sign Group's assets aggregated $19,490,000 at September 30, 2000; management believes that the value ultimately to be received for these assets will exceed the recorded net book value.

3. Management of the Registrant has announced it is consolidating its Alabama-based industrial vacuum truck manufacturing operations into its Illinois-based operations. In addition, the Registrant is eliminating certain manufacturing facilities in its Tool Group that became redundant with a recent acquisition. The Registrant has incurred costs related to these restructuring activities, which principally have been relocation of people and inventories and recruiting and training of new personnel.

4. In the opinion of the Registrant, the information contained herein reflects all adjustments necessary to present fairly the Registrant's financial position, results of operations and cash flows for the interim periods. Such adjustments are of a normal recurring nature. The operating results for the three months and nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year of 2000.

5. Interest paid for the nine-month periods ended September 30, 2000 and 1999 was $23,510,000 and $17,100,000, respectively. Income taxes paid for these same periods were $20,528,000 and $15,438,000, respectively.

6. The following table summarizes the information used in computing basic and diluted income per share:


                              Three Months Ended           Nine Months Ended
                                September 30,                September 30,
                              2000           1999          2000          1999
                              ----           ----          ----          ----
Numerators for both
basic and diluted income
per share computations:

Income from continuing
 operations               $15,715,000     $13,373,000  $46,024,000   $38,289,000

Income (loss) from
 discontinued operations      (25,000)        416,000    1,086,000     2,239,000
                           ----------      ----------   ----------    ----------
Net income                $15,690,000     $13,789,000  $47,110,000   $40,528,000
                           ==========      ==========   ==========    ==========

Denominator for
 basic income per
 share - weighted
 average shares
 outstanding               45,302,000      46,140,000   45,407,000    45,679,000

Effect of employee
 stock options
 (dilutive potential
 common shares)               166,000         155,000      119,000       218,000
                           ----------      ----------   ----------    ----------

Denominator for
 diluted income per
 share - adjusted
 shares                    45,468,000      46,295,000   45,526,000    45,897,000
                           ==========      ==========   ==========    ==========

7. The following table summarizes the Registrant's operations by segment for the three-month and nine-month periods ended September 30, 2000 and 1999.

                                Three Months Ended         Nine Months Ended
                                  September 30,              September 30,
                               2000         1999          2000          1999
                               ----         ----          ----          ----
Net sales
  Environmental Products  $ 65,631,000  $ 61,914,000  $195,893,000  $187,971,000
  Fire Rescue               93,115,000    70,075,000   274,138,000   218,798,000
  Safety Products           63,938,000    62,959,000   203,222,000   193,461,000
  Tool                      48,200,000    42,295,000   147,518,000   115,665,000
                           -----------   -----------   -----------   -----------
  Total net sales         $270,884,000  $237,243,000  $820,771,000  $715,895,000
                           ===========   ===========   ===========   ===========


Operating income
  Environmental Products   $ 7,262,000    $6,468,000   $21,246,000  $20,097,000
  Fire Rescue                5,646,000     2,182,000    15,764,000    6,100,000
  Safety Products           11,150,000     9,985,000    33,660,000   28,562,000
  Tool                       8,469,000     8,439,000    28,623,000   23,521,000
  Corporate expense         (2,188,000)   (2,245,000)   (7,710,000)  (6,670,000)
                            ----------    ----------    ----------   ----------
  Total operating income    30,339,000    24,829,000    91,583,000   71,610,000
Interest expense            (8,217,000)   (6,578,000)  (23,179,000) (17,128,000)
Other income (expense)         133,000       921,000      (933,000)   1,388,000
                            ----------    ----------    ----------    ----------
Income from continuing
operations before
income taxes               $22,255,000  $19,172,000   $67,471,000   $55,870,000
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

      Item 2. Management's Discussion and Analysis of Financial
      Condition and Results of Operation.


FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS
THIRD QUARTER 2000

Comparison with Third Quarter 1999

Federal Signal Corporation reported diluted earnings per share from continuing operations of $.35 for the third quarter up from $.29 last year. Diluted net income per share including the results of the discontinued Sign operations was $.35 compared to $.30 in 1999. Diluted per share amounts for continuing operations and net income in 2000 both include $.01 related to charges recorded for restructurings of the company's Environmental Products and Tool groups. Diluted earnings per share from continuing operations rose 21% (24% excluding restructuring charges). Net income was $15.7 million, up from $13.8 million in 1999. Sales and net income were at record levels for the third quarter.

In the third quarter, sales and income growth were led by the Fire Rescue Group. Fire Rescue Group income more than doubled on a 33% sales increase, driven by even greater increases in sales and income from North American operations. Orders were up 6% sequentially versus the second quarter, and many orders were again delayed into the fourth quarter.

Environmental Products Group sales were up 6% on a 2% increase in orders. Before restructuring charges approximating $.6 million, income rose 21%. Sales growth was solid across the group, but new orders for the industrial market were slow. The consolidation of the two vacuum truck manufacturing plants is generating the restructuring charges in this group; the consolidation will be essentially complete at the end of the fourth quarter and is expected to produce savings beginning in the first quarter of 2001. Total 2000 restructuring charges for the Environmental Products Group are expected to be approximately $.04 per share, with approximately $.03 of the total expected to occur in the fourth quarter.

Safety Products Group earnings rose 12% on a 2% increase in sales. The strong margin improvement came mostly on strong sales of higher-margin products and expense reductions. Orders were down 10% mainly as a result of oilfield-related orders that were down in a market that remains very weak and the negative effect of currency translation on our European orders.

Tool Group sales rose 14% and orders were up 17%. Excluding the PCS mold tooling business acquired in March of this year, orders were up 2% and sales were essentially flat. As anticipated, tool orders slowed somewhat during the quarter, but still grew modestly over last year's third quarter. Cutting tool orders remained somewhat stronger than punch and die component orders. Income rose 3% before restructuring charges of $.3 million in the quarter; the restructuring charges resulted from a consolidation of two cutting tool manufacturing plants that will be completed in the fourth quarter. A similar charge is expected in the fourth quarter, with benefits to begin in the first quarter of 2001.

Gross profit as percent of net sales declined to 30.6% in the third quarter of 2000 from 31.3% in the third quarter of 1999. The percentage decrease was largely attributable to the significant increase in sales in the Fire Rescue Group compared to the sales increases in other groups; the Fire Rescue Group has a lower gross profit percentage than the company's other groups. Selling, general and administrative expenses as a percent of net sales improved to 19.4% (19.1% excluding restructuring charges) in the third quarter of 2000 compared to 20.8% last year reflecting the significant increase in sales volume. Restructuring charges of approximately $.8 million incurred during the third quarter represent expenses related principally to relocation of people and inventories and recruiting and training of new personnel. Interest expense increased to $8.2 million from $6.6 million largely as a result of: 1) increased borrowings to finance recent business acquisitions, increased financial services assets and additional purchases of treasury shares and 2) higher interest rates. The effective tax rate for the third quarter of 2000 declined to 29.4% from 30.2% in 1999 largely as a result of the closure of certain tax issues in previously filed tax returns.

Comparison of First Nine Months 2000 to Same Period 1999

Diluted net income per share from continuing operations for the first nine months, including approximately $.01 in restructuring charges discussed above, rose 22% to $1.01. Diluted net income per share including the results of the discontinued Sign operations was $1.03 and net income was $47.1 million for the first nine months. For the first nine months, sales were up 15% and group operating income, including restructuring charges of approximately $.9 million, was up 27%.

Gross profit as a percent of net sales increased to 31.1% in the first nine months of 2000 from 30.7% in the first nine months of 1999. Selling, general and administrative expenses as a percent of net sales decreased to 20.0% (19.9% excluding restructuring charges) in the first nine months of 2000 from 20.7% in the same period a year ago. The improvement in the gross profit percentage largely resulted from productivity improvements in the company's Fire Rescue Group operations. The improvement in the ratio of selling, general and administrative expenses resulted largely from the significant sales improvement and an improved cost structure of the company's operations. Interest expense increased to $23.2 million from $17.1 million largely as a result of the same reasons cited above for the third quarter. The effective tax rate of 31.8% for the first nine months of 2000 was not significantly different from the 31.5% in the same period for 1999.

Seasonality of Registrant's Business

Certain of the Registrant's businesses are susceptible to the influences of seasonal buying or delivery patterns. The Registrant's businesses which tend to have lower sales in the first calendar quarter compared to other quarters as a result of these influences are street sweeping, outdoor warning, municipal emergency signal products, parking systems, fire rescue products and signage.

Financial Position and Liquidity at September 30, 2000

The current ratio applicable to manufacturing activities was 1.2 at September 30, 2000 compared to 1.3 at December 31, 1999. Working capital (manufacturing operations) at September 30, 2000 was $49.6 million compared to $70.8 million at the most recent year-end. The debt-to-capitalization ratio applicable to manufacturing activities was 47% at September 30, 2000 compared to 42% at December 31, 1999. The decline in the current ratio and working capital since December 31, 1999 is attributable to an increase in short-term debt incurred to fund an acquisition of a small tool company, payments of dividends to common shareholders and purchases of additional treasury shares. The debt-to-capitalization ratio applicable to financial services activities was 87% at September 30, 2000 and December 31, 1999.

Current financial resources and anticipated funds from the Registrant's operations are expected to be adequate to meet future cash requirements including capital expenditures and modest amounts of additional stock repurchases.

Other

The Securities and Exchange Commission (SEC) has issued Staff Accounting Bulletins #101, #101A and #101B that provide rules governing revenue recognition for exchange-listed companies. The Registrant's policy for the principal portion of its revenues is to recognize revenue in its financial statements when goods are shipped (see footnote A to the Registrant's 1999 consolidated financial statements). The SEC's bulletins were recently supplemented with guidance on several types of specific transactions. At this time, the Registrant has not determined the effects of the changes in reported results of operations that may be required as a result of the SEC's bulletins.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and subsequently amended by Statements 137 and 138, the adoption of which will be required by no later than the beginning of 2001. This statement standardizes the accounting treatment for derivative instruments. The company has not completed its final determination of the effects, if any, this statement will have on its reported results of operations, nor when it will adopt the provisions of this statement.

Part II. Other Information

Responses to items one through six are omitted since these items are either inapplicable or the response thereto would be negative.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        Federal Signal Corporation

11/8/00              By:          /s/ Henry L. Dykema
Date                      Henry L. Dykema, Vice President and Chief
                          Financial Officer