Form 10-K405
period 2000-12-31
FEDERAL SIGNAL CORP /DE/
filed 2001-03-30
CIK 277509

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2000
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of voting stock held by nonaffiliates of the Registrant as of March 1, 2001.
             Common stock, $1.00 par value -- $858,672,540

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of March 1, 2001.
           Common stock, $1.00 par value - 45,422,797 shares

                  Documents  Incorporated  by  Reference

Portions of the Annual Report to Shareholders for the year ended December 31, 2000 are incorporated by reference into Parts I & II. Portions of the proxy statement for the Annual Meeting of Shareholders to be held on April 19, 2001 are incorporated by reference in Part III.

PART I

Item 1.    Business.

    Federal Signal Corporation, founded in 1901, was reincorporated as a Delaware Corporation in 1969. The company is a manufacturer and worldwide supplier of safety, signaling and communications equipment, hazardous area lighting, fire rescue vehicles, vehicle-mounted aerial access platforms, street sweeping and vacuum loader vehicles, high pressure water blasting systems, parking revenue and access control equipment, carbide and superhard tipped cutting tools, precision metal stamping punches and related die components, plastic injection mold components and custom on-premise signage.

    Products   produced  and  services   rendered  by  the  Registrant  and  its
subsidiaries (referred to collectively as the "Registrant" herein, unless context otherwise indicates) are divided into four major operating groups:
Safety Products, Tool, Environmental Products and Fire Rescue. A smaller group, Sign, reported as discontinued operations in the Registrant's financial statements, is currently being offered for sale. Business units are organized under each segment because they share certain characteristics, such as technology, marketing, and product application that create long-term synergies. The Financial Review and Note M - Segment Information included in the Notes to Consolidated Financial Statements contained in the Annual Report to Shareholders for the year ended December 31, 2000 are incorporated herein by reference.

    Developments,   including   acquisitions  and  divestitures  of  businesses,
considered significant to the company or individual segments are described under the following discussions of the applicable groups.

Environmental Products Group

    The Environmental Products Group manufactures street sweeping, industrial vacuuming and municipal catch basin/sewer cleaning vehicles, hydroexcavation equipment, glycol recovery vehicles and high-pressure water blasting equipment. The group competes under the following major brand names: Elgin Sweeper, Vactor, Guzzler, Ravo, Broom Bear, Air Bear and Jetstream.

    Environmental Products manufactures a variety of self-propelled street cleaning vehicles, vacuum loader vehicles and municipal catch basin/sewer cleaning vacuum trucks as well as high-pressure water blasting equipment. Most sales are made to municipal customers, private contractors and government customers.

    Elgin is the leading U.S. brand of self-propelled street cleaning vehicles. Utilizing three basic cleaning methods (mechanical sweeping, vacuuming and recirculating air), Elgin brand products are primarily designed for large-scale cleaning of curbed streets and other paved surfaces. The group acquired Five Star Manufacturing in January 1998, a manufacturer of a unique design of street sweepers: the Broom Bear four-wheeled mechanical street sweeper and the Air Bear four-wheeled recirculating air street sweeper. The acquisition of Five Star accelerated the group's entry in industrial and contract sweeping market niches. Elgin and Five Star brand products are manufactured in the group's Elgin, Illinois and Youngsville, North Carolina facilities.

    Ravo is a leading European-brand of self-propelled street and sewer cleaning vehicles. Utilizing the vacuuming cleaning method, Ravo brand products are primarily designed for cleaning of curbed streets and other paved surfaces and are manufactured in the group's Alkmaar, Netherlands facilities.

    Guzzler is the leading U.S. brand of waste removal vehicles using vacuum-based technology for worldwide industrial and environmental markets. Vactor is the leading U.S. brand of municipal combination catch basin/sewer cleaning vacuum trucks. The acquisition of Vactor provided a significant expansion of municipal equipment and enhanced the domestic and international dealer networks of both Elgin Sweeper and Vactor. In late 2000, the Environmental Products Group consolidated production of its Guzzler industrial vacuum products from Birmingham, Alabama into its Streator, Illinois manufacturing facilities.

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

    A new product line acquired in March 2000 was the Vaxjet patented closed-loop surface cleaner. This product utilizes waterblast technology to remove oil, dirt and other accumulations from various surfaces while vacuuming, filtering and recycling the wash water. This patented system is an innovative combination of the group's sewer-cleaning vacuum truck and high-pressure waterblasting technologies, and has the ability to serve a potentially large emerging market. VaxJet products are manufactured in the group's Streator, Illinois facilities.

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

    At December 31, 2000, Environmental Products Group backlog was $72.3 million compared to $57.2 million at December 31, 1999. A substantial majority of the orders in the backlog at December 31, 2000 are reasonably expected to be filled within current fiscal year.

Fire Rescue Group

    The Fire Rescue Group manufactures fire/emergency apparatus, rescue vehicles and aerial access platforms under the following brand names: Emergency One (E-One), Bronto Skylift, Saulsbury and Superior. Together, E-One, Saulsbury and Superior, are referred to as Fire Rescue Group - North America. The group's products are manufactured in its facilities located in Ocala, Florida; Preble, New York; Red Deer, Alberta and Tampere and Pori, Finland.

    Emergency One is a leading brand of fire rescue vehicles including pumpers, tankers, aerial ladder trucks, custom chassis, and airport rescue and fire fighting vehicles (each of aluminum construction for rust-free operation and energy efficiency). E-One products are marketed and sold throughout the U.S. and the world. A full range of Superior brand truck bodies are manufactured and distributed primarily for the Canadian market and U.S. wildlands markets. Superior is the leading brand of fire/emergency apparatus in Canada.

    Headquartered in Tampere, Finland, Bronto manufactures vehicle-mounted aerial access platforms. Bronto is the leading manufacturer of such platforms for fire rescue markets in the world and a leading manufacturer of heavy-duty industrial platforms.

    In January 1998, the Registrant acquired Saulsbury Fire Equipment Corp., the leading manufacturer of stainless steel-bodied fire trucks and rescue vehicles in the United States. The Saulsbury brand of steel-bodied products complement the E-One brand of aluminum-bodied fire apparatus and custom fire chassis. The acquisition of Saulsbury Fire provides the group with additional distribution, a service center in the northeast United States and additional manufacturing capacity for aluminum-bodied trucks in the U.S.

    All  of  the  Fire  Rescue  Group   businesses  also  sell  accessories  and
replacement parts for their products.

    Some products and components thereof are not manufactured by the group but are purchased for incorporation with products of the group's manufacture.

    The majority of Fire Rescue Group sales are made primarily to municipal customers, volunteer fire departments and government customers both in U.S. and non-U.S. markets.

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

    At December 31, 2000, Fire Rescue Group backlog was $255.6 million compared to $246.5 million at December 31, 1999. A substantial majority of the orders in the backlog at December 31, 2000 are reasonably expected to be filled within the current fiscal year.

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

During the five-year period ending December 31, 2000, the following businesses were acquired and became part of the Safety Products Group:

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

    The backlog of orders of the Safety Products Group products believed to be firm at December 31, 2000 and 1999 was $18.5 million and $27.3 million, respectively. Almost all of the backlog of orders at December 31, 2000, are reasonably expected to be filled within the current fiscal year.

Tool Group

    The Tool Group manufactures a broad range of carbide and superhard cutting tools, mold-tooling products and punches and other die components used in metal stamping operations.

    The carbide cutting tool operations manufacture consumable carbide and superhard insert tooling for cutoff and deep grooving metal cutting applications. These operations include Manchester Tool Company and Clapp Dico Corporation. In July 1999, the company acquired Clapp & Haney Tool Company, the leading U.S. manufacturer and marketer of polycrystalline diamond and cubic boron nitride consumable tooling. The group's smaller Dico-brand superhard cutting-tool operations were consolidated into the larger, more efficient Whitehouse, Ohio facilities in October 2000. Together these two combined operations are now referred to as Clapp Dico.

    In March 2000, the Tool Group acquired P.C.S. Company (P.C.S.) located in Fraser, Michigan. P.C.S. provides precision tooling, ejector pins, core pins, sleeves and accessories to the growing plastic injection mold industry. By combining selective marketing and sales functions with the die components business, the P.C.S. acquisition enhances future growth prospects for both product segments.

    The die components and precision tooling operations manufacture and purchase for resale an extensive variety of consumable standard and special die components for the metal stamping industry. These components consist of piercing punches, matched die matrixes, punch holders or retainers, can and body punches, precision ground high alloy parts and many other products related to a metal stamper's needs. The die components and precision tooling operations also produce a large variety of consumable precision metal products for customers' nonstamping needs, including special heat exchanger tools, beverage container tools, powder compacting tools and molding components. Subsidiaries of the die components and precision tooling operations include: Dayton Progress Corporation, Schneider Stanznormalien GmbH (Schneider), Jamestown Precision Tooling, Inc., Technical Tooling, Inc.
(TTI), and M.J. Industries (MJI).

    During the five-year period ending December 31, 2000, the die components and precision tooling operations continued to broaden the markets they serve through the following acquisitions:


                Principal
Entity          Headquarters    Acquired        Principal Products/Services

MJI             France          August 1996     Precision punch and die
                                                components

TTI             Minnesota       July 1996       Body punch tooling

    The acquisition of MJI provided manufacturing capabilities on the European continent and greater access to European markets while TTI complemented and broadened the operations' can and body punch product lines.

    During 1996, sales and revenue were also generated by Bassett Rotary Tool Company, a manufacturer of rotary carbide cutting tools, which was sold at the end of 1996.

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

    The order backlogs of the Tool Group as of December 31, 2000 and December 31, 1999 were $14.7 million and $13.1 million, respectively. The entire backlog of orders at December 31, 2000 is expected to be filled within the current fiscal year.

Sign Group

    The Sign Group manufactures and markets outdoor signs, neon and displays. The group additionally provides repair services and also enters into multi-year maintenance service contracts for signs and other electrical equipment such as parking lot lights and message boards. Its operations are oriented to custom designing and engineering of commercial and industrial signs or groups of signs for its customers.

    The sale and lease of signs and the sale of maintenance contracts are conducted primarily through the group's direct sales organization that operates from seventeen sales and manufacturing facilities located strategically throughout the continental U.S. Customers for sign products and services consist primarily of multi-location commercial businesses and large commercial and institutional developments.

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

    Total backlog at December 31, 2000, applicable to sign products and services was approximately $48.6 million compared to approximately $49.2 million at December 31, 1999. A significant part of the group's sign products and services backlog relates to sign maintenance contracts that are usually performed over three to five years. At December 31, 2000, the Sign Group had a backlog of in-service sign maintenance contracts of approximately $31.3 million compared to approximately $28.2 million at December 31, 1999. With the exception of the sign maintenance contracts, most of the backlog orders at December 31, 2000, are reasonably expected to be filled within the current fiscal year.

    In January 2000, the Registrant announced it is seeking buyers for the Sign Group due to the Registrant focusing on growth strategies for its other groups. The results of the Sign Group are reported as discontinued operations in the Registrant's consolidated financial statements.

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

    The Registrant's business is not materially dependent upon research activities relating to the development of new products or services or the improvement of existing products and services, but such activities are of importance as to some of the Registrant's products. Expenditures for research and development by the Registrant were approximately $18.8 million in 2000, $15.8 million in 1999 and $11.9 million in 1998. Fire Rescue and Environmental Products each had sizeable increases in both 2000 and 1999.

    Note M - Segment and Related Information, presented in the Registrant's Annual Report to Shareholders for the year ended December 31, 2000, contains information concerning the Registrant's foreign sales, export sales and operations by geographic area, and is incorporated herein by reference.

    Certain of the Registrant's businesses are susceptible to the influences of seasonal buying or delivery patterns. The Registrant's businesses which tend to have lower sales in the first calendar quarter compared to other quarters as a result of these influences are street sweeping, outdoor warning, other municipal emergency signal products, parking systems, aerial access platform manufacturing operations and signage.

    No material part of the business of the Registrant is dependent either upon a single customer or very few customers. The Registrant is in substantial compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment. These provisions have had no material adverse impact upon capital expenditures, earnings or competitive position of the Registrant and its subsidiaries. The Registrant employed over 7,000 people in ongoing businesses at the close of 2000. The Registrant believes relations with its employees have been good.

Item 2.    Properties.

    As of December 31, 2000, the Registrant utilized thirty-four principal manufacturing plants located throughout North America, as well as thirteen in Europe, one in South Africa, one in South America, and one in the Far East. In addition, there were 50 sales and service/warehouse sites of which 39 were U.S.-based.

    In total, the Registrant devoted approximately 1,929,000 square feet to manufacturing and 1,112,000 square feet to service, warehousing and office space as of December 31, 2000. Of the total square footage, approximately 37% is devoted to the Safety Products Group, 14% to the Tool Group, 24% to the Fire Rescue Group, 17% to the Environmental Products Group and 8% to the Sign Group. Approximately 65% of the total square footage is owned by the Registrant, with the remaining 35% being leased.

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


Item 4.    Submission of Matters to a Vote of Security Holders.

    No matters were submitted to a vote of security holders through the solicitation of proxies or otherwise during the three months ended December 31, 2000.


                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters.

    Federal Signal Corporation's Common Stock is listed and traded on the New York Stock Exchange under the symbol FSS. Market price range and dividend per share data listed in Note Q - Selected Quarterly Data (Unaudited) contained in the Annual Report to Shareholders for the year ended December 31, 2000 is incorporated herein by reference. As of March 1, 2001, there were 4,102 holders of record of the Registrant's common stock.

    Certain long-term debt agreements impose restrictions on the Registrant's ability to pay cash dividends on its common stock. All of the retained earnings at December 31, 2000 were free of any restrictions.

Item 6.    Selected Financial Data.

    Selected  Financial  Data  contained in the  Registrant's  Annual  Report to
Shareholders for the year ended December 31, 2000 is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

    The Financial Review contained in the Registrant's Annual Report to Shareholders for the year ended December 31, 2000 is incorporated herein by reference.

Item 7a.   Qualitative and Quantitative Disclosures About Market Risk.

    The Financial Review caption "Market Risk Management" contained in the Registrant's Annual Report to Shareholders for the year ended December 31, 2000 is incorporated herein by reference.

Item 8.    Financial Statements and Supplementary Data.

    The consolidated financial statements and accompanying footnotes of the Registrant and the report of the independent auditors set forth in the Registrant's Annual Report to Shareholders for the year ended December 31, 2000 are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

    None.


                                    PART III

Item 10.   Directors and Executive Officers of the Registrant.

    The information under the caption "Election of Directors" contained in the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 19, 2001 is incorporated herein by reference.

    The following is a list of the Registrant's executive officers, their ages, business experience and positions and offices as of March 1, 2001:

    Joseph J. Ross, age 55, was elected Chairman, President and Chief Executive Officer in February 1990. Mr. Ross continues to serve in the capacities of Chairman and Chief Executive officer.

    John A.  DeLeonardis,  age 53, was elected Vice  President-Taxes  in January
1992.

    Duane A. Doerle, age 45, was elected Vice President-Corporate Development in July 1996. Previously, he served as Director-Corporate Development since April 1992.

    Henry L. Dykema, age 61, was elected as Vice President and Chief Financial Officer in January 1995.

    Richard G. Gibb, age 57, was elected Executive Vice President in January 1998. Previously, Mr. Gibb was President of the Safety Products Group and the Signal Products Division, having served in those capacities since April 1995 and February 1985, respectively.

    Andrew E. Graves, age 42, was elected President and Chief Operating Officer in February 2001. From 1994 to 1998, Mr. Graves was Vice President-Latin America for Case Corporation and from 1998 to 1999 was President of Case Capital. From 1999 to 2000, he was President of CNH Capital, a subsidiary of CNH Global, Inc., the successor company to Case Corporation and New Holland Corporation.

    Robert W. Racic, age 52, was elected Vice President and Treasurer in April 1984.

    Richard L. Ritz, age 47, was elected Vice President and Controller in January 1991.

    Kim A. Wehrenberg, age 49, was elected Vice President, General Counsel and Secretary effective October 1986.

    These officers hold office until the next annual meeting of the Board of Directors following their election and until their successors shall have been elected and qualified.

    There are no family relationships among any of the foregoing executive officers.

Item 11.   Executive Compensation.

    The information contained under the caption "Executive Compensation" of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held April 19, 2001 is incorporated herein by reference.

Item 12.   Security   Ownership  of  Certain   Beneficial  Owners  and
           Management.

    The information contained under the caption "Security Ownership of Certain Beneficial Owners" of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held April 19, 2001 is incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions.

    The information contained under the caption "Executive Compensation" of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held April 19, 2001 is incorporated herein by reference.

                                     PART IV

Item 14.   Exhibits,  Financial Statement Schedules and Reports on Form
8-K.

(a)1. Financial Statements

      The following consolidated financial statements of Federal Signal Corporation and Subsidiaries included in the Registrant's Annual Report to Shareholders for the year ended December 31, 2000 are filed as a part of this report and are incorporated by reference in Item 8:

           Consolidated Balance Sheets -- December 31, 2000 and 1999

           Consolidated Statements of Income -- Years ended December 31, 2000, 1999 and 1998

           Consolidated Statements of Comprehensive Income -- Years ended December 31, 2000, 1999 and 1998

           Consolidated Statements of Cash Flows -- Years ended December 31, 2000, 1999 and 1998

           Notes to Consolidated Financial Statements

  2.  Financial Statement Schedules

      The following consolidated financial statement schedule of Federal Signal Corporation and Subsidiaries, for the three years ended December 31, 2000 is filed as a part of this report in response to Item 14(d):

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

         b. By-laws of the Registrant, incorporated herein.

      4. a. Rights Agreement dated 7/9/98, filed as Exhibit (4) to the Registrant's Form 8-A dated July 28, 1998 is incorporated herein by reference.

         b. The Registrant has no long-term debt agreements for which the related outstanding debt exceeds 10% of consolidated total assets as of December 31, 2000. Copies of debt instruments for which the related debt is less than 10% of consolidated total assets will be furnished to the Commission upon request.

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

         g. Employment agreement with Andrew E. Graves dated February 1, 2001 incorporated herein.

         h. Change of Control Agreement with Kim A. Wehrenberg, filed as Exhibit
            (10)(h) to the Registrant's Form 10-K for the year ended December 31, 1994 is incorporated herein by reference.

         i. Director Deferred Compensation Plan, filed as Exhibit (10)(h) to the Registrant's Form 10-K for the year ended December 31, 1997 is incorporated herein by reference.

         j. Retirement Plan for Outside Directors (applies only to individuals who became a director prior to October 9, 1997), filed as Exhibit
            (10)(I) to the Registrant's Form 10-K for the year ended December 31, 1997 is incorporated herein by reference.

     13. Annual Report to Shareholders for the year ended December 31, 2000. Such report, except for those portions thereof which are expressly incorporated by reference in this Form 10-K, is furnished for the information of the Commission only and is not to be deemed "filed" as part of this filing.

     21. Subsidiaries of the Registrant

     23. Consent of Independent Auditors


(b) Reports on Form 8-K for the three months ended December 31, 2000

    A current report on Form 8-K dated December 15, 2000 pursuant to Item 9- "Regulation FD" announced guidance for the fourth quarter of 2000 and the year 2001.

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


                                      FEDERAL SIGNAL CORPORATION



                                       By:  /s/ Joseph J. Ross
                                          Chairman, Chief Executive
                                            Officer and Director




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, as of March 30, 2001, by the following persons on behalf of the Registrant and in the capacities indicated.




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



                                              /s/ James A. Lovell, Jr.
                                                     Director



                                              /s/ Richard R. Thomas
                                                     Director


                                                                     SCHEDULE II



              FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
                    Valuation and Qualifying Accounts

          For the Years Ended December 31, 2000, 1999 and 1998


                                                                Deductions
                                                   Additions     Accounts
                                     Balance at    Charged to    written off    Balance
                                     beginning     costs and      net of        at end
        Description                   of year      expenses     recoveries      of year
                                    ----------     ---------    -----------    --------
Deducted from asset accounts -
 Allowance for doubtful accounts

  Year ended December 31, 2000:
    Manufacturing activities        $2,901,000                                $2,629,000
    Financial service activities       976,000                                   683,000
                                     ---------                                 ---------
    Total                           $3,877,000     $881,000     $1,446,000    $3,312,000


  Year ended December 31, 1999:
    Manufacturing activities        $2,174,000                                $2,901,000
    Financial service activities       675,000                                   976,000
                                     ---------                                 ---------
    Total                           $2,849,000   $2,098,000     $1,070,000    $3,877,000


  Year ended December 31, 1998:
    Manufacturing activities        $2,219,000                                $2,174,000
    Financial service activities       520,000                                   675,000
                                     ---------                                 ---------
    Total                           $2,739,000   $1,358,000     $1,248,000    $2,849,000
