Form 10-Q
period 2001-03-31
FEDERAL SIGNAL CORP /DE/
filed 2001-05-15
CIK 277509

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  No
           ----
         Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

Title
Common Stock, $1.00 par value    45,510,000 shares outstanding at April 30, 2001

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INTRODUCTION


The consolidated condensed financial statements of Federal Signal Corporation and subsidiaries included herein have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)


                                                       Three Months Ended March 31,
                                                    -------------------------------
                                                         2001              2000
                                                    -------------     -------------
Net sales                                           $ 258,007,000     $ 260,181,000

Costs and expenses:

    Cost of sales                                     178,067,000       177,374,000
    Selling, general and administrative                56,084,000        54,155,000

    Other (income) and expenses:
      Interest expense                                  7,810,000         6,970,000
      Other (income) and expense, net                     (96,000)        1,242,000
                                                    -------------     -------------
                                                      241,865,000       239,741,000

Income before income taxes                             16,142,000        20,440,000

Income taxes                                            4,516,000         6,677,000
                                                    -------------     -------------

Income from continuing operations                   $  11,626,000        13,763,000

Income from discontinued operations,
  net of taxes                                                              939,000

Cumulative effect of change in accounting                                  (844,000)
                                                    -------------     -------------

Net income                                          $  11,626,000        13,858,000
                                                    =============     =============

COMMON STOCK DATA:

Basic and diluted net income per share
    Income from continuing operations               $         .26     $         .30
    Income from discontinued operations, net of
      taxes                                                                     .02
    Cumulative effect of change in accounting                                  (.02)
                                                    -------------     -------------
    Net income                                      $         .26     $         .30
                                                    =============     =============

Weighted average common shares outstanding
  Basic                                                45,412,000        45,613,000
  Diluted                                              45,573,000        45,674,000

Cash dividends per share of common stock            $        .195     $        .190


See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)


                                                 Three Months Ended March 31,
                                               ------------------------------
                                                   2001              2000
                                               ------------      ------------

Net income                                     $ 11,626,000      $ 13,858,000

Other comprehensive loss, net of tax -
  Foreign currency translation adjustments       (4,172,000)       (2,295,000)
                                               ------------      ------------

Comprehensive income                           $  7,454,000      $ 11,563,000
                                               ============      ============



See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES


CONDENSED CONSOLIDATED BALANCE SHEETS


                                               March 31,           December 31,
                                                 2001                2000 (a)
                                            ---------------      ---------------
                                              (Unaudited)
ASSETS

Manufacturing activities -
  Current assets:

      Cash and cash equivalents             $    15,336,000      $    13,556,000

      Trade accounts receivable, net of
       allowances for doubtful accounts         162,878,000          167,964,000

      Inventories:
        Raw materials                            70,596,000           66,856,000
        Work in process                          51,060,000           45,127,000
        Finished goods                           55,236,000           45,636,000

      Prepaid expenses                           10,745,000            9,797,000
                                            ---------------      ---------------

         Total current assets                   365,851,000          348,936,000

  Properties and equipment:
      Land                                        5,334,000            5,291,000
      Buildings and improvements                 56,369,000           51,755,000
      Machinery and equipment                   191,557,000          184,990,000
      Accumulated depreciation                 (132,492,000)        (129,440,000)
                                            ---------------      ---------------
         Net properties and equipment           120,768,000          112,596,000

  Intangible assets, net of
    accumulated amortization                    279,886,000          274,925,000

  Other deferred charges and assets              27,190,000           25,873,000
                                            ---------------      ---------------

         Total manufacturing assets             793,695,000          762,330,000
                                            ---------------      ---------------
Net assets of discontinued operations,
  including financial assets                     16,755,000           14,558,000

Financial services activities -
  Lease financing receivables, net of
    allowances for doubtful accounts            220,100,000          214,230,000
                                            ---------------      ---------------

         Total assets                       $ 1,030,550,000      $   991,118,000
                                            ===============      ===============


See notes to condensed consolidated financial statements.

(a) The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

                                               March 31,          December 31,
                                                 2001               2000 (a)
                                           ---------------      ---------------
                                             (Unaudited)
LIABILITIES

Manufacturing activities -
  Current liabilities:

     Short-term borrowings                 $   162,440,000      $   145,813,000
     Trade accounts payable                     70,985,000           60,878,000
     Accrued liabilities and income taxes       93,032,000           82,229,000
                                           ---------------      ---------------

        Total current liabilities              326,457,000          288,920,000

  Long-term borrowings                         125,148,000          125,449,000
  Deferred income taxes                         25,385,000           27,835,000
                                           ---------------      ---------------

        Total manufacturing liabilities        476,990,000          442,204,000

Financial services activities - Borrowings     196,434,000          191,483,000
                                           ---------------      ---------------

        Total liabilities                      673,424,000          633,687,000

SHAREHOLDERS' EQUITY

     Common stock - par value                   47,133,000           47,067,000
     Capital in excess of par value             69,559,000           68,693,000
     Retained earnings                         302,750,000          299,985,000
     Treasury stock                            (34,230,000)         (34,302,000)
     Deferred stock awards                      (1,749,000)          (1,847,000)
     Accumulated other comprehensive income    (26,337,000)         (22,165,000)
                                           ---------------      ---------------
        Total shareholders' equity             357,126,000          357,431,000
                                           ---------------      ---------------

        Total liabilities and
         shareholders' equity              $ 1,030,550,000      $   991,118,000
                                           ===============      ===============

See notes to condensed consolidated financial statements.

(a) The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                    Three Months Ended March 31,
                                                   ------------------------------
                                                       2001              2000
                                                   ------------      ------------
Operating activities:
   Net income                                      $ 11,626,000      $ 13,858,000
   Cumulative effect of change in accounting                              844,000
   Depreciation                                       5,067,000         4,750,000
   Amortization                                       2,666,000         2,406,000
   Working capital changes and other                  2,554,000        (5,025,000)
                                                   ------------      ------------

     Net cash provided by operating activities       21,913,000        16,833,000

Investing activities:
   Purchases of properties and
     equipment                                       (7,020,000)       (5,399,000)
   Principal extensions under
     lease financing agreements                     (40,679,000)      (34,869,000)
   Principal collections under
     lease financing agreements                      35,041,000        30,713,000
   Payments for purchases of companies,
     net of cash acquired                           (18,457,000)      (24,401,000)
   Other, net                                        (1,204,000)       (1,229,000)
                                                   ------------      ------------

     Net cash used for investing
       activities                                   (32,319,000)      (35,185,000)

Financing activities:
   Additional short-term borrowings, net             21,578,000        61,313,000
   Reduction of long-term borrowings                 (1,230,000)       (1,758,000)
   Purchases of treasury stock                                        (17,284,000)
   Cash dividends paid to shareholders               (8,619,000)      (17,243,000)
   Other, net                                           457,000           142,000
                                                   ------------      ------------

     Net cash provided by financing
       activities                                    12,186,000        25,170,000
                                                   ------------      ------------

Increase in cash and cash equivalents                 1,780,000         6,818,000

Cash and cash equivalents at
   beginning of period                               13,556,000         8,764,000
                                                   ------------      ------------

Cash and cash equivalents at
   end of period                                   $ 15,336,000      $ 15,582,000
                                                   ============      ============


See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
---------------------------------------------------------------------


1. It is suggested that the condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

2. In the opinion of the Registrant, the information contained herein reflects all adjustments necessary to present fairly the Registrant's financial position, results of operations and cash flows for the interim periods. Such adjustments are of a normal recurring nature. The operating results for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year of 2001.

3. Interest paid for the three-month periods ended March 31, 2001 and 2000 was $6,877,000 and $6,358,000, respectively. Income taxes paid for these same periods were $685,000 and $830,000, respectively.

4. The following table summarizes the information used in computing basic and diluted income per share:


                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                     2001             2000
                                                 -----------      -----------

         Numerator for both basic
           and diluted income per share
           computations - net income             $11,626,000      $13,858,000
                                                 ===========      ===========

         Denominator for basic income
           per share - weighted average
           shares outstanding                     45,412,000       45,613,000
         Effect of employee stock options
          (dilutive potential common shares)         161,000           61,000
                                                 -----------      -----------
         Denominator for diluted income
           per share - adjusted shares            45,573,000       45,674,000
                                                 ===========      ===========

5. The following table summarizes the Registrant's operations by segment for the three-month periods ended March 31, 2001 and 2000.



                                 Three months ended March 31,
                               --------------------------------
                                    2001               2000
                               -------------      -------------
Net sales
  Environmental Products       $  64,842,000      $  62,521,000
  Fire Rescue                     83,839,000         79,282,000
  Safety Products                 64,380,000         69,990,000
  Tool                            44,946,000         48,388,000
                               -------------      -------------
  Total net sales              $ 258,007,000      $ 260,181,000
                               =============      =============


Operating income
  Environmental Products       $   4,523,000      $   6,017,000
  Fire Rescue                      5,387,000          4,012,000
  Safety Products                  9,710,000         11,229,000
  Tool                             7,317,000         10,152,000
  Corporate expense               (3,081,000)        (2,758,000)
                               -------------      -------------
  Total operating income          23,856,000         28,652,000
Interest expense                  (7,810,000)        (6,970,000)
Other income                          96,000         (1,242,000)
                               -------------      -------------
Income before income taxes     $  16,142,000      $  20,440,000
                               =============      =============


         The basis of segmentation and the basis of measurement of segment profit or loss are consistent with those used in the Registrant's last annual report. There have been no material changes in total assets from the amount disclosed in the Registrant's last annual report except the Environmental Products Group assets increased from $218,677,000 at December 31, 2000 to $238,200,000 at March 31, 2001 principally as a result of the acquisition of the operating assets of Athey Products Corporation, a manufacturer of sweeping products mostly for sale in North America.

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND
RESULTS OF OPERATIONS
FIRST QUARTER 2001
--------------------------------------------------------------

Comparison with First Quarter 2000

Federal Signal Corporation reported diluted earnings per share from continuing operations of $.26 for the first quarter, compared to $.30 last year. First quarter net sales were $258 million compared to $260 million in 2000. Diluted net income per share was also $.26 compared to $.30 last year. Backlog increased 3% from year-end 2000 to a record $373 million.

Operations

First quarter Environmental Products Group new orders were up 8%. Sales increased 4%, while earnings declined 25%. The U.S. municipal marketplace for street sweepers and sewer cleaning vehicles remained strong. U.S. demand for the group's industrial product offering was moderate. Non-U.S. demand for the group's sweeping products was mixed, with Europe remaining strong and the Middle East and Far East remaining weak. The group's income decreased from the prior year's first quarter as a result of higher expenses for new sweeping and vacuum truck products to be introduced this year and two shorter-term influences: productivity loss from training the many new employees hired in the second half of 2000 as a result of the vacuum truck manufacturing plant consolidation, and a lower margin product mix during the quarter. While the first quarter operating margin was 7%, the group anticipates good improvement beginning in the second quarter. The group strengthened its presence in the U.S. sweeping market with the acquisition of the operating assets of Athey Products Corporation, a manufacturer of sweeping products for sale mainly in the North American marketplace.

Fire Rescue Group earnings rose sharply, up 34% on a 6% sales increase. Operating margin rose to 6.4% from 5.1% last year. U.S. municipal market demand remained strong while demand was also good outside the U.S. for the group's aerial product line manufactured in Finland. Overall, new orders were 5% below an unusually strong first quarter of 2000; the decline is not representative of market strength since 2000's first quarter was bolstered by orders deferred from the fourth quarter of 1999. Operating margin rose significantly over last year's first quarter as North American operations continued to see significant improvement.

First quarter Safety Products Group sales fell 8% and earnings declined 14%. The Safety Products Group's global warning and signaling markets remained healthy; however, new orders and sales were lower when compared to last year's unusually strong first quarter. U.S. industrial markets were considerably weaker than last year. Parking systems sales were lower as very strong new orders called for delivery starting in the second quarter. Overall, the group's new orders were down 3%.

Tool Group earnings were down 28% on a 7% sales decline. New orders declined 14%. Excluding the effect of acquisitions, total new orders for the group were down 24% and sales were down 16%. Tool Group sales were broadly weak in the U.S. Non-U.S. sales were also lower as a significant decline in Japan offset the combined growth of other non-U.S. markets.

Cost of sales as a percent of net sales increased from 68.2% in the first quarter of 2000 to 69.0% in the first quarter of 2001. The percentage increase was largely attributable to increased sales in the Fire Rescue Group coupled with lower sales in the Tool and Safety Products groups, lower margin product mix and productivity losses associated with the vacuum truck manufacturing plant consolidation. Selling, general and administrative expenses as a percent of net sales increased to 21.7% from 20.8% reflecting a slight decrease in sales volume coupled with increased product introduction expenses and plant consolidation expenses in the Environmental Products Group. Interest expense increased to $7.8 million from $7.0 million largely as a result of increased financial services assets. The effective tax rate for the first quarter of 2001 decreased to 28.0% from 32.7% in 2000 largely as a result of favorable benefits from research and development credits.

Cash Flow

Net cash provided by operations for the first quarter was $21.9 million, up 30% from $16.8 million last year. The company generated EBITDA of $31.7 million in the quarter compared to $34.6 million in 2000.

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

Financial Position and Liquidity at March 31, 2001

The current ratio applicable to manufacturing activities was 1.1 at March 31, 2001 compared to 1.2 at December 31, 2000. Working capital (manufacturing operations) at March 31, 2001 was $39.4 million compared to $60.0 million at the most recent year-end. The debt-to-capitalization ratio applicable to manufacturing activities was 47% at March 31, 2001 compared to 45% at December 31, 2000. The increased debt-to-capitalization ratio and decline in working capital since December 31, 2000 is primarily attributable to an increase in short-term debt incurred to fund acquisitions of a small tool company and the operating assets of Athey Products Corporation, a manufacturer of sweeping products in the North American marketplace. The debt-to-capitalization ratio applicable to financial services activities was 87% at March 31, 2001 and December 31, 2000.

Current financial resources and anticipated funds from the Registrant's operations are expected to be adequate to meet future cash requirements including capital expenditures and modest amounts of additional stock repurchases.


PART II.  OTHER INFORMATION

Responses to items one, two, three and five are omitted since these items are either inapplicable or the response thereto would be negative.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At its Annual Meeting of Stockholders on April 19, 2001, the stockholders of the Registrant voted to elect one director. Out of the 45,420,730 shares entitled to vote, holders of 40,075,645 shares voted.

Shareholders elected Richard R. Thomas a director for a three-year term. Holders of 38,275,229 shares voted for his election, while holders of 1,800,416 shares withheld votes.

ITEM 6.  REPORTS ON FORM 8-K

A current report on Form 8-K dated January 16, 2001 pursuant to Item 9 - "Regulation FD" confirmed previous guidance on fourth quarter 2000 and years ending 2000 and 2001 earnings per share.

A current report on Form 8-K dated February 20, 2001 pursuant to Item 9 - "Regulation FD" reiterated previous guidance on first quarter 2001 market conditions.

A current report on Form 8-K dated March 9, 2001 pursuant to Item 9 - "Regulation FD" disclosed the Registrant's annual report for informational purposes only.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           Federal Signal Corporation

05/15/01                             By: /s/ Henry L. Dykema
--------                                -----------------------------------
Date                                    Henry L. Dykema, Vice President and
                                        Chief Financial Officer