Form 10-Q
period 2001-06-30
FEDERAL SIGNAL CORP /DE/
filed 2001-08-14
CIK 277509

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

(Mark One)

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

                                (630) 954-2001
             (Registrant's telephone number including area code)

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

Title
Common Stock, $1.00 par value 45,600,000 shares outstanding at July 31, 2001

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



FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)



                                  Three months ended June 30,       Six months ended June 30,
                                         2001            2000             2001            2000
    Net sales                   $ 286,817,000   $ 286,825,000    $ 544,824,000   $ 547,006,000
    Costs and expenses:
       Cost of sales             (201,136,000)   (198,039,000)    (379,203,000)   (375,413,000)
       Selling, general and
        administrative            (54,835,000)    (56,755,000)    (110,919,000)   (110,910,000)
                                  -----------     -----------      -----------     -----------

    Operating income               30,846,000      32,031,000       54,702,000      60,683,000
    Interest expense               (6,705,000)     (7,992,000)     (14,515,000)    (14,962,000)
    Other income (expense),
     net                               31,000         176,000          127,000      (1,066,000)
                                  -----------     -----------      -----------     -----------
    Income from continuing
     operations before income
     taxes                         24,172,000      24,215,000       40,314,000      44,655,000

    Income taxes                   (7,460,000)     (8,017,000)     (11,976,000)    (14,694,000)
                                  -----------     -----------      -----------     -----------
    Income from continuing
     operations                    16,712,000      16,198,000       28,338,000      29,961,000

    Income from discontinued
     operations, net of tax           307,000         172,000          307,000       1,111,000

    Cumulative effect of
     change in accounting                                                             (844,000)
                                  -----------     -----------      -----------     -----------
    Net income                   $ 17,019,000    $ 16,370,000     $ 28,645,000    $ 30,228,000
                                  ===========     ===========      ===========     ===========

    COMMON STOCK DATA:
    Basic and diluted net
      income per share:

      Income from continuing
       operations                        $.37            $.36             $.62            $.66
      Income from
       discontinued
       operations                         .01                              .01             .02
      Cumulative effect of
       change in accounting                                                               (.02)
                                         ----            ----             ----            ----
      Net income*                        $.37            $.36             $.63            $.66
                                         ====            ====             ====            ====

    Weighted average common
     shares outstanding
      Basic                        45,541,000      45,307,000       45,476,000      45,460,000
      Diluted                      45,709,000      45,436,000       45,641,000      45,555,000

    Cash dividends per share           $.1950          $.1900           $.3900          $.3800
     of common stock


  *  amounts above may not add due to rounding

  See notes to condensed consolidated financial statements.


FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)



                                  Three months ended June 30,       Six months ended June 30,
                                          2001           2000              2001            2000
  Net income                      $ 17,019,000   $ 16,370,000      $ 28,645,000    $ 30,228,000
  Other comprehensive income
  (loss), net of tax -
   Foreign currency
    translation adjustments           (731,000)    (1,537,000)       (4,903,000)     (3,832,000)
                                    ----------     ----------        ----------      ----------

  Comprehensive income            $ 16,288,000   $ 14,833,000      $ 23,742,000    $ 26,396,000
                                    ==========     ==========        ==========      ==========



See notes to condensed consolidated financial statements.



FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                          June 30,         December 31,
                                                             2001            2000 (a)
                                                         ---------          ----------
                                                        (unaudited)
ASSETS

Manufacturing activities Current assets:
    Cash and cash equivalents                        $    17,834,000      $  13,556,000
    Trade accounts receivable, net of allowances
     for doubtful accounts                               165,235,000        167,964,000
    Inventories:
    Raw materials                                         69,677,000         66,856,000
    Work in process                                       51,363,000         45,127,000
    Finished goods                                        48,826,000         45,636,000
    Prepaid expenses                                      10,616,000          9,797,000
                                                       -------------        -----------
  Total current assets                                   363,551,000        348,936,000

  Properties and equipment:
    Land                                                   5,317,000          5,291,000
    Buildings and improvements                            56,576,000         51,755,000
    Machinery and equipment                              194,040,000        184,990,000
    Accumulated depreciation                            (136,314,000)      (129,440,000)
                                                       -------------        -----------
    Net properties and equipment                         119,619,000        112,596,000
                                                       -------------        -----------

  Intangible assets, net of accumulated
   amortization                                          277,539,000        274,925,000

  Other deferred charges and assets                       28,762,000         25,873,000

Total manufacturing assets                               789,471,000        762,330,000

Net assets of discontinued operations, including
 financial assets                                         17,161,000         14,558,000

Financial services activities - Lease financing
 receivables, net of allowances for doubtful
 accounts                                                228,650,000        214,230,000
                                                       -------------        -----------
Total assets                                         $ 1,035,282,000      $ 991,118,000
                                                       =============        ===========




See notes to condensed consolidated financial statements.

(a) The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date.


FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS -- Continued


                                                           June 30,        December 31,
                                                              2001            2000 (a)
                                                          ----------        ----------
                                                          (Unaudited)
 LIABILITIES

Manufacturing activities Current liabilities:
   Short-term borrowings                             $      52,601,000   $  145,813,000
   Trade accounts payable                                   64,938,000       60,878,000
   Accrued liabilities and income taxes                     94,886,000       82,229,000
                                                         -------------      -----------
      Total current liabilities                            212,425,000      288,920,000
  Long-term borrowings                                     226,760,000      125,449,000
  Deferred income taxes                                     24,956,000       27,835,000
                                                         -------------      -----------
      Total manufacturing liabilities                      464,141,000      442,204,000
                                                         -------------      -----------

Financial services activities - Borrowings                 205,143,000      191,483,000

SHAREHOLDERS' EQUITY
   Common stock - par value                                 47,295,000       47,067,000
   Capital in excess of par value                           72,002,000       68,693,000
   Retained earnings                                       310,902,000      299,985,000
   Treasury stock                                          (34,231,000)     (34,302,000)
   Deferred stock awards                                    (2,902,000)      (1,847,000)
   Accumulated other comprehensive income                  (27,068,000)     (22,165,000)
                                                         -------------      -----------
      Total shareholders' equity                           365,998,000      357,431,000
                                                         -------------      -----------

      Total liabilities and shareholders' equity      $  1,035,282,000   $  991,118,000
                                                         =============      ===========


See notes to condensed consolidated financial statements.

(a) The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date.



FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                               Six Months Ended June 30,
                                                                 2001               2000
Operating activities:
  Net income                                           $   28,645,000    $    30,228,000
  Depreciation                                              9,941,000          9,730,000
  Amortization                                              4,985,000          4,866,000
  Working capital changes and other                         2,493,000         (6,872,000)
                                                           ----------         ----------
   Net cash provided by operating activities               46,064,000         37,952,000

Investing activities:
  Purchases of properties and equipment                   (11,200,000)       (11,079,000)
  Principal extensions under lease financing
   agreements                                             (84,106,000)       (73,558,000)
  Principal collections under lease financing
   agreements                                              68,383,000         57,275,000
  Payments for purchases of companies, net of cash
   acquired                                               (18,457,000)       (24,401,000)
  Other, net                                                  (75,000)           700,000
                                                           ----------         ----------
   Net cash used for investing activities                 (45,455,000)       (51,063,000)

Financing activities:
  Increase (decrease) in short-term borrowings, net       (79,552,000)        63,243,000
  Increase (decrease) in long-term borrowings              99,321,000         (2,352,000)
  Purchases of treasury stock                                                (17,284,000)
  Cash dividends paid to shareholders                     (17,479,000)       (25,925,000)
  Other, net                                                1,379,000            (92,000)
                                                           ----------         ----------
   Net cash provided by financing activities                3,669,000         17,590,000

Increase in cash and cash equivalents                       4,278,000          4,479,000
Cash and cash equivalents at beginning of period           13,556,000          8,764,000
                                                           ----------         ----------
Cash and cash equivalents at end of period             $   17,834,000    $    13,243,000
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

2. Management of the Registrant has announced its intent to divest the operations of the Sign Group. The condensed consolidated financial statements have been prepared on a basis that reflects the operations of the Sign Group as discontinued operations. The net book value of the Sign Group's assets aggregated $17,161,000 at June 30, 2001; management believes that the value ultimately to be received for these assets will exceed the recorded net book value.

3. In the opinion of the Registrant, the information contained herein reflects all adjustments necessary to present fairly the Registrant's financial position, results of operations and cash flows for the interim periods. Such adjustments are of a normal recurring nature. The operating results for the three months and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year of 2001.

4. Interest paid for the six-month periods ended June 30, 2001 and 2000 was $14,150,000 and $15,525,000, respectively. Income taxes paid for these same periods were $4,598,000 and $11,415,000, respectively.

5. In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with these statements. Other intangible assets will continue to be amortized over their useful lives.

      The Registrant will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of nonamortization provisions of the statement is expected to result in an increase in net income, preliminarily in the range of $4.5 million ($.10 per share) per year. During 2002, the Registrant will perform the first of the required impairment tests of goodwill and indefinite-lived intangible assets of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Registrant.

6. The following table summarizes the information used in computing basic and diluted income per share:


                                 Three Months Ended June 30,     Six Months Ended June 30,
                                        2001           2000            2001           2000

Numerators for both basic and
 diluted income per share
 computations:
   Income from continuing
   operations                    $16,712,000    $16,198,000     $28,338,000    $29,961,000
   Income from discontinued
   operations                        307,000        172,000         307,000      1,111,000
   Cumulative effect of
   change in accounting                                                           (844,000)
                                  ----------     ----------      ----------     ----------

   Net income                    $17,019,000    $16,370,000     $28,645,000    $30,228,000
                                  ==========     ==========      ==========     ==========



Denominator for basic income
 per share - weighted average
 shares outstanding               45,541,000     45,307,000      45,476,000     45,460,000
Effect of employee stock
 options (dilutive potential
 common shares)                      168,000        129,000         165,000         95,000
                                  ----------     ----------      ----------     ----------

Denominator for diluted
income per share - adjusted
 shares                           45,709,000     45,436,000      45,641,000     45,555,000
                                  ==========     ==========      ==========     ==========

7. The following table summarizes the Registrant's operations by segment for the three-month and six-month periods ended June 30, 2001 and 2000.

                                        Three Months Ended              Six Months Ended
                                             June 30,                       June 30,
                                        2001           2000            2001            2000
                                        ----           ----            ----            ----

 Net sales
   Environmental Products     $   74,643,000  $  67,741,000   $ 139,485,000  $  130,262,000
   Fire Rescue                   104,555,000     98,860,000     188,394,000     178,142,000
   Safety Products                65,331,000     69,294,000     129,711,000     139,284,000
   Tool                           42,288,000     50,930,000      87,234,000      99,318,000
                                 -----------    -----------     -----------     -----------
   Total net sales            $  286,817,000  $ 286,825,000   $ 544,824,000  $  547,006,000
                                 ===========    ===========     ===========     ===========


 Operating income
   Environmental Products     $    8,202,000  $   7,967,000   $  12,725,000  $   13,984,000
   Fire Rescue                     9,404,000      5,545,000      14,791,000       9,557,000
   Safety Products                10,006,000     11,281,000      19,716,000      22,510,000
   Tool                            6,188,000     10,002,000      13,505,000      20,154,000
   Corporate expense              (2,954,000)    (2,764,000)     (6,035,000)     (5,522,000)
                                  ----------     ----------      ----------      ----------
   Total operating income         30,846,000     32,031,000      54,702,000      60,683,000
 Interest expense                 (6,705,000)    (7,992,000)    (14,515,000)    (14,962,000)
 Other income (expense)               31,000        176,000         127,000      (1,066,000)
                                  ----------     ----------      ----------      ----------
 Income before income taxes   $   24,172,000  $  24,215,000   $  40,314,000  $   44,655,000
                                  ==========     ==========      ==========      ==========


      There have been no material changes in total assets from the amount disclosed in the Registrant's last annual report.

      Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.


FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS SECOND QUARTER 2001

Comparison with Second Quarter 2000

Federal Signal Corporation reported diluted earnings per share from continuing operations of $.37 for the second quarter, up 3% compared to $.36 last year. Second quarter net sales were $287 million, flat to last year. Diluted net income per share was also $.37, up 3% over last year.

Second quarter Environmental Products Group new orders were up 7%. Sales increased 10%, while earnings rose 3%. Good U.S. municipal demand for the group's street sweepers, coupled with the positive impact of the late first quarter acquisition of the assets of Athey Products Corporation, resulted in a 40% increase in new orders for that segment. European sweeper orders were down about 40% due to quarterly buying patterns, not because of a market slowdown. Of the 10% sales increase, about 4% of that amount is attributable to the Athey acquisition. Deliveries were strong in all U.S. and European municipal markets. Deliveries of U.S. industrial vacuum trucks were down about 40%, reflecting weak industrial/contractor market demand. As anticipated, the group raised its operating margin substantially over the first quarter as productivity and sales mix improved.

Fire Rescue Group earnings rose sharply, up 70% on a 6% sales increase. Operating margin rose to 9.0% from 5.6% last year. New orders increased 10%. Underlying demand in municipal markets remains healthy. New orders included a $31 million order for 34 aircraft rescue and fire fighting vehicles for the Royal Netherlands Air Force and Amsterdam's Schiphol Airport. These units will ship over a three-year period starting early in 2002. In the U.S., many committed buyers deferred placing orders until after September 30 as they await results of a federal government grant program for fire apparatus. This program provides $15 million for apparatus purchases this year. However, over 10,000 requests for $1.9 billion in assistance on fire apparatus purchases have been submitted. Applicants will only be considered if they do not have an order pending for their apparatus. The order deferral has resulted in a sharp decrease in orders in the second quarter and expected orders in the third quarter but should result in an increase in fourth quarter orders; this situation will defer fire truck apparatus deliveries into 2002. The estimated effect of the orders deferred and the large non-U.S. order is a contribution of about $.05 to $.07 per share to 2002. The significant increase in operating margin resulted from a higher margin sales mix for the quarter, productivity improvements in North American and Finnish operations and the increased volume.

Second quarter Safety Products Group sales were down 6% and earnings declined 11%. New orders for Safety Products Group were essentially flat. Oilfield-related markets were strong, industrial markets were mostly weak and U.S. municipal markets were good. The group's sales fell as global industrial sales declined, mainly a result of the weak U.S. marketplace; global municipal sales were about even with last year, with the U.S. stronger. Operating income fell as the reduced sales lowered operating margin.

Tool Group earnings were down 38% on a 17% sales decline. New orders declined 20%.Tool Group new orders in the U.S. were broadly lower as general North American market conditions weakened further during the quarter. New orders also softened slightly in our European markets. U.S. sales were down 19% and non-U.S. sales were down 6%. Tool Group operating margin declined to 14.6% from 19.6% last year on the sharp reduction in sales volume and product mix changes that were partially offset by cost reduction actions. Once the economic recovery begins, the company expects a significant recovery in operating margin due to our high variable gross margin. Since Tool Group products have a very short order lead-time, the group will respond quickly when an increase in U.S. manufacturing activity occurs.

Gross profit as percent of net sales declined to 29.9% in the second quarter of 2001 from 31.0% in the second quarter of 2000. The percentage decrease was largely attributable to a change in sales mix reflecting: a) increasing sales of vehicle-based products in the Environmental Products and Fire Rescue groups, both of which have lower gross margins than the other groups, and b) declining sales in the company's Safety Products and Tool groups. Selling, general and administrative expenses as a percent of net sales improved to 19.1% in the second quarter of 2001 compared to 19.8% last year also reflecting the change in sales mix. Interest expense declined to $6.7 million from $8.0 million largely as a result of a much lower interest rate environment partially offset by increased borrowings to finance recent business acquisitions and increased financial services assets. The effective tax rate for the second quarter of 2001 declined to 30.9% from 33.1% in 2000 reflecting the favorable effects of non-U.S. tax benefits.

Comparison of First Six Months 2001 to Same Period 2000

Diluted income per share from continuing operations for the first six months of 2001 was $.62 compared to $.66 in 2000. Income from continuing operations was $28.3 million compared to $30.0 million last year. Sales for the first six months were $545 million compared to $547 million in 2000.

Gross profit as a percent of net sales decreased to 30.4% in the first six months of 2001 from 31.4% in 2000. Selling, general and administrative expenses as a percent of net sales essentially remained flat with the prior year period. The decline in the gross profit percentage is largely a result of the same reasons cited above for the second quarter. Interest expense declined to $14.5 million from $14.9 million largely as a result of the same reasons cited above for the second quarter. The effective tax rate of 29.7% for the first six months of 2001 declined from the 32.9% in 2000 largely as a result of favorable benefits from research and development credits and non-U.S. tax benefits.

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

Financial Position and Liquidity at June 30, 2001

The current ratio applicable to manufacturing activities was 1.7 at June 30, 2001 compared to 1.2 at December 31, 2000. Working capital (manufacturing operations) at June 30, 2001 was $151.1 million compared to $60.0 million at the most recent year-end. The current ratio and working capital both increased from year-end levels primarily as a result of the company's recent debt refinancing, shifting approximately $100 million from short-term to long-term borrowings. The debt-to-capitalization ratio applicable to manufacturing activities was 45% at both June 30, 2001 and December 31, 2000. The debt-to-capitalization ratio applicable to financial services activities was 87% at both June 30, 2001 and December 31, 2000.

Current  financial   resources  and  anticipated  funds  from  the  Registrant's operations are expected to be adequate to meet future cash requirements.

Part II. Other Information

Responses to items one through four and item six are omitted since these items are either inapplicable or the response thereto would be negative.

      Item 5. Other Information.

Subsequent to the company's earnings release of July 18, 2001, the company discovered that its backlogs for the Fire Rescue Group have been incorrectly reported in the company's 1999 and 2000 Forms 10-K due to an error in accounting for changes in orders by customers subsequent to initial order receipt.
Consolidated backlogs at December 31, 1999 and for each of the quarters ended during the period of calendar years 2000 and 2001 were reported and should have been reported as follows (amounts in $000's):


                12/31/99  3/31/00  6/30/00  9/30/00  12/31/00  3/31/01  6/30/01
                --------  -------  -------  -------  --------  -------  -------
 As previously
 reported        344,090  351,459  345,914  332,282   361,015  373,023  362,208

 As correctly
 reported        329,463  337,659  332,876  312,984   339,871  349,835  334,364

Fire Rescue Group backlogs previously reported in the company's Form 10-K should have been reported as $231,873 and $234,424 at December 31, 1999 and December 31, 2000. While this correction restates the absolute amount of backlog, the rate of change in backlog over the period December 1999 to June 2001 is not materially different from that previously reported. This reporting error had no effect on the operations of the group or the company.

                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Federal Signal Corporation

8/14/01                     By:      /s/ Henry L. Dykema
Date                        Henry L. Dykema, Vice President and Chief Financial
                            Officer