Form 10-Q
period 2001-09-30
FEDERAL SIGNAL CORP /DE/
filed 2001-11-09
CIK 277509

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

Title
Common Stock, $1.00 par value  45,018,000 shares outstanding at October 31, 2001

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



FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)



                                       Three months ended              Nine months ended
                                          September 30,                 September 30,

                                      2001           2000            2001           2000
                                      ----           ----            ----           ----

   Net sales                 $ 253,403,000   $ 258,577,000  $ 798,227,000  $ 805,583,000
   Costs and expenses:
     Cost of sales            (181,274,000)   (178,043,000)  (560,477,000)  (553,456,000)
     Selling, general and
      administrative           (52,976,000)    (51,824,000)  (163,895,000)  (162,734,000)
                               -----------     -----------    -----------    -----------
   Operating income             19,153,000      28,710,000     73,855,000     89,393,000
   Interest expense             (6,264,000)     (8,217,000)   (20,779,000)   (23,179,000)
   Other income (expense), net    (769,000)        133,000       (642,000)      (933,000)
                               -----------     -----------    -----------    -----------
   Income from continuing
    operations before
    income taxes                12,120,000     20,626,000      52,434,000     65,281,000

   Income taxes                 (3,267,000)    (5,921,000)    (15,243,000)   (20,615,000)
                                ----------     ----------     -----------    -----------
   Income from continuing
    operations                   8,853,000     14,705,000      37,191,000     44,666,000

   Income (loss) from
    discontinued operations,
    net of tax                     298,000        (25,000)        605,000      1,086,000

   Cumulative effect of
     change in accounting                                                       (844,000)
                                 ---------     ----------      ----------     ----------
   Net income                $   9,151,000   $ 14,680,000   $  37,796,000  $  44,908,000
                                 =========     ==========      ==========     ==========

   COMMON STOCK DATA:
   Basic and diluted net
    income per share:
     Income from continuing
      operations                      $.20           $.32            $.82           $.98
     Income from
      discontinued
      operations                       .01                            .01            .02
     Cumulative effect
      of change in accounting                                                       (.02)
                                       ---            ---             ---            ---
     Net income*                      $.20           $.32            $.83           $.99
                                       ===            ===             ===            ===

   Weighted average common
    shares outstanding
     Basic                      45,217,000     45,302,000       45,388,000     45,407,000
     Diluted                    45,307,000     45,468,000       45,528,000     45,526,000
   Cash dividends per share
    of common stock                 $.1950         $.1900           $.5850         $.5700



 *  amounts  above  may  not  add  due to  rounding
 See  notes  to  condensed consolidated financial statements.


FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)



                                  Three months ended                  Nine months ended
                                      September 30,                      September 30,
                                     2001           2000             2001           2000
                                     ----           ----             ----           ----

  Net income                 $  9,151,000   $ 14,680,000     $ 37,796,000   $ 44,908,000
  Other comprehensive
   income (loss), net of
   tax - Foreign currency
   translation adjustments      2,728,000     (3,794,000)      (2,175,000)    (7,626,000)
                               ----------     ----------       ----------     ----------

  Comprehensive income       $ 11,879,000   $ 10,886,000     $ 35,621,000   $ 37,282,000
                               ==========     ==========       ==========     ==========



See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                               September 30,     December 31,
                                                   2001           2000 (a)
                                               -----------       ----------
                                               (Unaudited)
ASSETS

Manufacturing activities
  Current assets:
    Cash and cash equivalents               $    14,843,000     $  13,556,000
    Trade accounts receivable, net of
     allowances for doubtful accounts           152,669,000       167,964,000
    Inventories:
    Raw materials                                69,292,000        66,856,000
    Work in process                              51,060,000        45,127,000
    Finished goods                               52,180,000        45,636,000
    Prepaid expenses                             12,480,000         9,797,000
                                              -------------       -----------
  Total current assets                          352,524,000       348,936,000

  Properties and equipment:
    Land                                          7,591,000         5,291,000
    Buildings and improvements                   53,008,000        51,755,000
    Machinery and equipment                     195,887,000       184,990,000
    Accumulated depreciation                   (141,099,000)     (129,440,000)
                                              -------------       -----------
    Net properties and equipment                115,387,000       112,596,000
                                              -------------       -----------

  Intangible assets, net of accumulated
   amortization                                 283,840,000       274,925,000

  Other deferred charges and assets              27,577,000        25,873,000
                                              -------------       -----------

Total manufacturing assets                      779,328,000       762,330,000

Net assets of discontinued operations,
 including financial assets                      16,012,000        14,558,000

Financial services activities - Lease
 financing receivables, net of allowances
 for doubtful accounts                          238,850,000       214,230,000
                                              -------------       -----------

Total assets                                $ 1,034,190,000     $ 991,118,000
                                              =============       ===========



See notes to condensed consolidated financial statements.

(a) The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS -- Continued


                                                September 30,    December 31,
                                                     2001          2000 (a)
                                                ------------     ------------
                                                 (Unaudited)
 LIABILITIES

Manufacturing activities
 Current liabilities:
   Short-term borrowings                    $    48,490,000     $ 145,813,000
   Trade accounts payable                        60,715,000        60,878,000
   Accrued liabilities and income taxes         106,449,000        82,229,000
                                              -------------       -----------
     Total current liabilities                  215,654,000       288,920,000
 Long-term borrowings                           220,839,000       125,449,000
 Deferred income taxes                           26,559,000        27,835,000
                                              -------------       -----------
     Total manufacturing liabilities            463,052,000       442,204,000
                                              -------------       -----------

Financial services activities - Borrowings      214,200,000       191,483,000

Minority interest in subsidiary                     865,000

SHAREHOLDERS' EQUITY
   Common stock - par value                      47,281,000        47,067,000
   Capital in excess of par value                71,684,000        68,693,000
   Retained earnings                            311,243,000       299,985,000
   Treasury stock                               (47,386,000)      (34,302,000)
   Deferred stock awards                         (2,409,000)       (1,847,000)
   Accumulated other comprehensive income       (24,340,000)      (22,165,000)
                                              -------------       -----------
     Total shareholders' equity                 356,073,000       357,431,000
                                              -------------       -----------

     Total liabilities and shareholders'
      equity                                $ 1,034,190,000     $ 991,118,000
                                              =============       ===========

See notes to condensed consolidated financial statements.

(a) The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                             Nine Months Ended
                                                              September 30,
                                                           2001            2000
                                                           ----            ----
Operating activities:
  Net income                                      $  37,796,000    $ 44,908,000
  Depreciation                                       15,005,000      14,692,000
  Amortization                                        7,504,000       7,229,000
  Working capital changes and other                  16,258,000     (23,637,000)
                                                     ----------      ----------
   Net cash provided by operating activities         76,563,000      43,192,000

Investing activities:
  Purchases of properties and equipment             (14,146,000)    (17,241,000)
  Principal extensions under lease financing
   agreements                                      (134,977,000)   (107,880,000)
  Principal collections under lease financing
   agreements                                       108,889,000      88,510,000
  Payments for purchases of companies, net of
   cash acquired                                    (19,657,000)    (24,401,000)
  Other, net                                          3,684,000       2,833,000
                                                     ----------      ----------
   Net cash used for investing activities           (56,207,000)    (58,179,000)

Financing activities:
  Increase (decrease) in short-term borrowings,
   net                                              (74,606,000)     67,938,000
  Increase (decrease) in long-term borrowings        93,905,000      (2,416,000)
  Purchases of treasury stock                       (13,155,000)    (17,280,000)
  Cash dividends paid to shareholders               (26,372,000)    (34,534,000)
  Other, net                                          1,159,000        (252,000)
                                                     ----------      ----------
   Net cash provided by (used for) financing
    activities                                      (19,069,000)     13,456,000

Increase (decrease) in cash and cash equivalents      1,287,000      (1,531,000)
Cash and cash equivalents at beginning of period     13,556,000       8,764,000
                                                     ----------      ----------
Cash and cash equivalents at end of period        $  14,843,000    $  7,233,000
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

2. Management of the Registrant has announced its intent to divest the operations of the Sign Group. The condensed consolidated financial statements have been prepared on a basis that reflects the operations of the Sign Group as discontinued operations. The net book value of the Sign Group's assets aggregated $16,012,000 at September 30, 2001; management believes that the value ultimately to be received for these assets will exceed the recorded net book value.

3. In the opinion of the Registrant, the information contained herein reflects all adjustments necessary to present fairly the Registrant's financial position, results of operations and cash flows for the interim periods. Such adjustments are of a normal recurring nature. The operating results for the three months and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year of 2001.

4. Interest paid for the nine-month periods ended September 30, 2001 and 2000 was $19,042,000 and $23,510,000, respectively. Income taxes paid for these same periods were $5,785,000 and $20,528,000, respectively.

5. In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with these statements. Other intangible assets will continue to be amortized over their useful lives. The Registrant will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of non-amortization provisions of the statement is expected to result in an increase in net income, preliminarily estimated to be in the range of $5.3 million ($.12 per share) per year. During 2002, the Registrant will perform the first of the required impairment tests of goodwill and indefinite-lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Registrant.

6. The following table summarizes the information used in computing basic and diluted income per share:


                                 Three Months Ended         Nine Months Ended
                                    September 30,             September 30,
                                   2001         2000         2001          2000
                                   ----         ----         ----          ----
Numerators for both basic
 and diluted income per
 share computations:

  Income from continuing
   operations               $ 8,853,000 $ 14,705,000 $ 37,191,000  $ 44,666,000
  Income (loss) from
   discontinued operations      298,000      (25,000)     605,000     1,086,000
  Cumulative effect of
   change in accounting                                                (844,000)
                              ---------   ----------   ----------    ----------
  Net income                $ 9,151,000 $ 14,680,000 $ 37,796,000  $ 44,908,000
                              =========   ==========   ==========    ==========


Denominator for basic
 income per share -
 weighted average shares
 outstanding                 45,217,000   45,302,000   45,388,000    45,407,000
Effect of employee stock
 options (dilutive
 potential common shares)        90,000      166,000      140,000       119,000
                             ----------   ----------   ----------    ----------
Denominator for diluted
 income per share -
 adjusted shares             45,307,000   45,468,000   45,528,000    45,526,000
                             ==========   ==========   ==========    ==========

7. The following table summarizes the Registrant's operations by segment for the three-month and nine-month periods ended September 30, 2001 and 2000.


                                       Three Months Ended             Nine Months Ended
                                          September 30,                  September 30,
                                       2001           2000           2001            2000
                                       ----           ----           ----            ----
Net sales
  Environmental Products      $  70,615,000  $  65,631,000  $ 210,100,000   $ 195,893,000
  Fire Rescue                    82,646,000     80,808,000    271,040,000     258,950,000
  Safety Products                62,650,000     63,938,000    192,361,000     203,222,000
  Tool                           37,492,000     48,200,000    124,726,000     147,518,000
                                -----------    -----------    -----------     -----------
  Total net sales             $ 253,403,000  $ 258,577,000  $ 798,227,000   $ 805,583,000
                                ===========    ===========    ===========     ===========


Operating income
  Environmental Products       $  3,648,000   $  7,262,000   $ 16,373,000    $ 21,246,000
  Fire Rescue                     5,888,000      4,017,000     20,679,000      13,574,000
  Safety Products                 9,003,000     11,150,000     28,719,000      33,660,000
  Tool                            3,645,000      8,469,000     17,150,000      28,623,000
  Corporate expense              (3,031,000)    (2,188,000)    (9,066,000)     (7,710,000)
                                 ----------     ----------     ----------      ----------
  Total operating income         19,153,000     28,710,000     73,855,000      89,393,000
Interest expense                 (6,264,000)    (8,217,000)   (20,779,000)    (23,179,000)
Other income (expense)             (769,000)       133,000       (642,000)       (933,000)
                                 ----------     ----------     ----------      ----------
Income before income taxes     $ 12,120,000   $ 20,626,000   $ 52,434,000    $ 65,281,000
                                 ==========     ==========     ==========      ==========


      There have been no material changes in total assets from the amount disclosed in the Registrant's last annual report.

      Item 2. Management's Discussion and Analysis of Financial
      Condition and Results of Operation.


FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS
THIRD QUARTER 2001

Comparison with Third Quarter 2000

Federal Signal Corporation reported diluted earnings per share from continuing operations of $.20 for the third quarter compared to $.32 last year. Third quarter net sales were $253 million compared to $259 million last year.

Third quarter Environmental Products Group new orders were up 6%. Sales increased 8%, while earnings declined 50%. Continuing U.S. municipal demand drove new orders for street sweepers up 17% and sales up 26%. Industrial vacuum truck and waterblaster new orders and sales were very weak. Group operating margin declined to 5.2% from 11.1% last year, mainly as a result of a short-term increase in new product development expenses and very weak industrial product sales.

Fire Rescue Group earnings again rose sharply, up 47% on a 2% sales increase. New orders decreased 7%. U.S. new orders were down 4% while non-U.S. orders decreased 15%. During the third quarter, the Federal Emergency Management Agency began issuing grants and grant request denials to U.S. fire departments requesting assistance from the 2001 federal grant program for fire apparatus. As a result, new order activity began to improve in September. The group has received a number of orders from New York City and is working to provide emergency replacement trucks as soon as possible. Underlying U.S. municipal demand for fire apparatus appears to be good and bidding activity has increased in the U.S. following the September 11 terrorist attacks. Sales increased 2% and the group's North American operations continued to improve, combining to raise the group's operating margin to 7.1% from 5.0% last year.

Third quarter Safety Products Group sales were down 2%, while earnings declined 19%. New orders rose 12%. While global industrial demand remained flat, global municipal orders rose sharply driving the group's new orders up 12%. A late-incoming order pattern during the quarter, customer-induced project installation delays and relatively modest backlogs caused sales to decline 2%. The group's operating margin was reduced to 14.4% from 17.4% last year by a combination of unfavorable product mix changes and the effect of lower volume, which could not be fully offset within the quarter by lower operating expenses.

Tool Group earnings were down 57% as sales decreased 22%. New orders were down 24%. Very weak U.S. tool markets continued during the quarter, with further weakening evidenced in the last two weeks of September. Auto production again weakened and parts shortages related to transportation delays slowed U.S. manufacturers' abilities to receive parts and complete scheduled production, further dampening orders for the group's products. The sharp volume decrease and price-cutting by a number of smaller competitors reduced the group's operating margin to 9.7% from 17.6% last year. In order to partially mitigate the adverse effects of volume and price declines, the group implemented a number of aggressive cost reduction programs.

Gross profit as a percent of net sales declined to 28.5% in the third quarter of 2001 from 31.1% in the third quarter of 2000. Improved gross margin in the Fire Rescue Group was more than offset by declines in the other groups, including the effect of the significant volume decline in the Tool Group. Selling, general and administrative expenses as a percent of net sales increased to 20.9% in the third quarter of 2001 compared to 20.0% last year reflecting the company's lower sales volume and higher new product development expenses in the Environmental Products Group. Interest expense declined to $6.3 million from $8.2 million largely as a result of a much lower interest rate environment partially offset by increased borrowings to finance recent business acquisitions and increased financial services assets. The effective tax rate for the third quarter of 2001 declined to 27.0% from 28.7% in 2000 reflecting the reduction in the company's taxable income and closure of certain tax issues in previously filed returns.

Comparison of First Nine Months 2001 to Same Period 2000

Diluted income per share from continuing operations for the first nine months of 2001 was $.82 compared to $.98 a year ago. Sales for the first nine months were $798 million compared to $806 million in 2000.


Gross profit as a percent of net sales decreased to 29.8% in the first nine months of 2001 from 31.3% in 2000. Selling, general and administrative expenses as a percent of net sales essentially remained flat with the prior year period. The decline in the gross profit percentage is largely a result of the same reasons cited above for the third quarter. Interest expense declined to $20.8 million from $23.2 million largely as a result of the same reasons cited above for the third quarter. The effective tax rate of 29.1% for the first nine months of 2001 declined from the 31.6% in 2000 largely as a result of favorable benefits from research and development credits, non-U.S. tax benefits, a reduction in the company's taxable income and closure of certain tax issues in previously filed returns.

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

Financial Position and Liquidity at September 30, 2001

The current ratio applicable to manufacturing activities was 1.6 at September 30, 2001 compared to 1.2 at December 31, 2000. Working capital (manufacturing operations) at September 30, 2001 was $136.9 million compared to $60.0 million at December 31, 2000. The current ratio and working capital both increased from year-end levels primarily as a result of the company's recent debt refinancing, shifting approximately $100 million from short-term to long-term borrowings. The debt-to-capitalization ratio applicable to manufacturing activities was 45% at both September 30, 2001 and December 31, 2000. The debt-to-capitalization ratio applicable to financial services activities was 87% at both September 30, 2001 and December 31, 2000.

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

                               Federal Signal Corporation

11/9/01               By:          /s/ Henry L. Dykema
Date                         Henry L. Dykema, Vice President and Chief
                             Financial Officer