Form 10-K405
period 2001-12-31
FEDERAL SIGNAL CORP /DE/
filed 2002-03-19
CIK 277509

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                Form 10-K

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2001
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of voting stock held by nonaffiliates of the Registrant as of March 1, 2002.
            Common stock, $1.00 par value -- $1,027,261,500

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of March 1, 2002.
           Common stock, $1.00 par value - 45,179,179 shares

                  Documents  Incorporated  by  Reference

Portions of the Annual Report to Shareholders for the year ended December 31, 2001 are incorporated by reference into Parts I & II. Portions of the proxy statement for the Annual Meeting of Shareholders to be held on April 18, 2002 are incorporated by reference in Part III.

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

    Products   produced  and  services   rendered  by  the  Registrant  and  its
subsidiaries (referred to collectively as the "Registrant" herein, unless context otherwise indicates) are divided into four major operating groups:
Safety Products, Tool, Environmental Products and Fire Rescue. A smaller group, Sign, reported as discontinued operations in the Registrant's financial statements, is currently being offered for sale. Business units are organized under each segment because they share certain characteristics, such as technology, marketing, and product application that create long-term synergies. The Financial Review and Note M - Segment Information included in the Notes to Consolidated Financial Statements contained in the Annual Report to Shareholders for the year ended December 31, 2001 are incorporated herein by reference.

    Developments,   including   acquisitions  and  divestitures  of  businesses,
considered significant to the Registrant or individual segments are described under the following discussions of the applicable groups.

Environmental Products Group

      The Environmental Products Group manufactures street sweeping, industrial vacuuming and municipal catch basin/sewer cleaning vehicles, hydroexcavation equipment, glycol recovery vehicles and high-pressure water blasting equipment. The group competes under the following major brand names: Elgin Sweeper (Elgin), Vactor, Guzzler, Ravo, Broom Bear, Air Bear, Athey/Mobil and Jetstream.

    Environmental Products manufactures a variety of self-propelled street cleaning vehicles, vacuum loader vehicles and municipal catch basin/sewer cleaning vacuum trucks as well as high-pressure water blasting equipment. Most sales are made to municipal customers, private contractors and government customers.

    Elgin is the leading U.S. brand of self-propelled street cleaning vehicles. Utilizing three basic cleaning methods (mechanical sweeping, vacuuming and recirculating air), Elgin brand products are primarily designed for large-scale cleaning of curbed streets and other paved surfaces. The group acquired Five Star Manufacturing in January 1998, a manufacturer of a unique design of street sweepers: the Broom Bear four-wheeled mechanical street sweeper and the Air Bear four-wheeled recirculating air street sweeper. The acquisition of Five Star accelerated the group's entry in industrial and contract sweeping market niches. Elgin and Five Star brand products are manufactured in the group's Elgin, Illinois and Youngsville, North Carolina facilities. In March 2001, the group acquired all of the assets of Athey Products Corporation from bankruptcy proceedings. Athey was a primary competitor to Environmental Products Group's line of mechanical sweepers. Subsequent to the purchase, the group sold, or otherwise recovered for cash, a substantial portion of the assets of Athey.

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

    In March 2000, the group acquired the Vaxjet patented closed-loop surface cleaner. This product utilizes waterblast technology to remove oil, dirt and other accumulations from various surfaces while vacuuming, filtering and recycling the wash water. This patented system is an innovative combination of the group's sewer-cleaning vacuum truck and high-pressure waterblasting technologies, and has the ability to serve a potentially large emerging market. Vaxjet products are manufactured in the group's Streator, Illinois facilities.

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

    At December 31, 2001, Environmental Products Group backlog was $68.6 million compared to $72.3 million at December 31, 2000. A substantial majority of the orders in the backlog at December 31, 2001 are reasonably expected to be filled within current fiscal year.

Fire Rescue Group

    The Fire Rescue Group manufactures fire/emergency apparatus, rescue vehicles and aerial access platforms under the following brand names: Emergency One (E-One), Bronto Skylift, Saulsbury, Superior and Plastisol. The group's products are manufactured in its facilities located in Ocala, Florida; Preble, New York; Red Deer, Alberta; Tampere and Pori, Finland; and Stellendam and Wanroij, Netherlands.

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

    In October 2001, the Registrant acquired a majority interest in Plastisol Holdings B.V., located in the Netherlands. Plastisol is a small manufacturer of cabs and bodies for fire apparatus using glass-fiber reinforced polyester.

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

    At December 31, 2001, Fire Rescue Group backlog was $241.2 million compared to $234.4 million at December 31, 2000. A substantial majority of the orders in the backlog at December 31, 2001 are reasonably expected to be filled within the current fiscal year.

Safety Products Group

    Significant subsidiaries or operations of the Safety Products Group include the Signal Products Division, Aplicaciones Tecnologicas VAMA S.A. (VAMA), Victor Industries Ltd. (Victor), Pauluhn Electric Mfg. Co., Justrite Manufacturing Company (Justrite), and Federal APD. Virtually all of these businesses have the leading position in their respective domestic markets. The group also includes a number of other business units, most of which have been acquired within the past five years and which are described later below.

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

    Visual and audible warning and signaling devices include emergency vehicle warning lights, electromechanical and electronic vehicle sirens and industrial signal lights, sirens, horns, bells and solid state audible signals, audio/visual emergency warning and evacuation systems, including weather and nuclear power plant warning notification systems, industrial intercoms and communications systems.

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

During the five-year period ending December 31, 2001, the following businesses were acquired and became part of the Safety Products Group:

                   Principal
Entity             Headquarters    Acquired         Principal Products/Services
-------            ------------    --------         ---------------------------

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

Stinger Spike      California      September 1998   Tire deflation products for
                                                    the law enforcement industry

Citicomp           Brazil          October 1998     Parking equipment - Brazil

NRL Corp.          Canada          November 1998    Explosion-proof lighting for
                                                    land based oil and gas rigs

Extec Ltd.         England         December 1998    Explosion-proof telephone
                                                    housing

Akusta IFE         England         October 1997     Heavy duty and explosion-
                                                    proof communications
                                                    equipment

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

    The backlog of orders of the Safety Products Group products believed to be firm at December 31, 2001 and 2000 was $31.6 million and $18.5 million, respectively. Almost all of the backlog of orders at December 31, 2001 are reasonably expected to be filled within the current fiscal year.

Tool Group

    The Tool Group manufactures a broad range of carbide and superhard cutting tools, mold-tooling products and punches and other die components used in metal stamping operations.

    The carbide cutting tool operations manufacture consumable carbide and superhard insert tooling for cutoff and deep grooving metal cutting applications. These operations include Manchester Tool Company and Clapp Dico Corporation. In July 1999, the group acquired Clapp & Haney Tool Company, the leading U.S. manufacturer and marketer of polycrystalline diamond and cubic boron nitride consumable tooling. The group's smaller Dico-brand superhard cutting-tool operations were consolidated into the larger, more efficient Whitehouse, Ohio facilities in October 2000. Together these two combined operations are now referred to as Clapp Dico.

    In January 2001, the group acquired On Time Machining Company (OTM), a manufacturer of indexable insert drills and milling cutters for use in metal cutting applications. The group also made one small product line acquisition within the year.

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

    The order backlogs of the Tool Group as of December 31, 2001 and December 31, 2000 were $10.7 million and $14.7 million, respectively. The entire backlog of orders at December 31, 2001 is expected to be filled within the current fiscal year.

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

    The sale and lease of signs and the sale of maintenance contracts are conducted primarily through the group's direct sales organization that operates from sales and manufacturing facilities located strategically throughout the continental U.S. Customers for sign products and services consist primarily of multi-location commercial businesses and large commercial and institutional developments.

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

    Total backlog at December 31, 2001, applicable to sign products and services was approximately $45.8 million compared to approximately $48.6 million at December 31, 2000. A significant part of the group's sign products and services backlog relates to sign maintenance contracts that are usually performed over three to five years. At December 31, 2001, the Sign Group had a backlog of in-service sign maintenance contracts of approximately $37.5 million compared to approximately $31.3 million at December 31, 2000. With the exception of the sign maintenance contracts, most of the backlog orders at December 31, 2001 are reasonably expected to be filled within the current fiscal year.

    During 2000, the Registrant announced it is seeking buyers for the Sign Group due to the Registrant focusing on growth strategies for its other groups. The results of the Sign Group are reported as discontinued operations in the Registrant's consolidated financial statements.

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

    The Registrant's business is not materially dependent upon research activities relating to the development of new products or services or the improvement of existing products and services, but such activities are of importance as to some of the Registrant's products. Expenditures for research and development by the Registrant were approximately $20.0 million in 2001, $18.8 million in 2000, and $15.8 million in 1999.

    Note M - Segment and Related Information, presented in the Registrant's Annual Report to Shareholders for the year ended December 31, 2001, contains information concerning the Registrant's foreign sales, export sales and operations by geographic area, and is incorporated herein by reference.

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

    No material part of the business of the Registrant is dependent either upon a single customer or very few customers. The Registrant is in substantial compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment. These provisions have had no material adverse impact upon capital expenditures, earnings or competitive position of the Registrant and its subsidiaries. The Registrant employed over 6,600 people in ongoing businesses at the close of 2001. The Registrant believes relations with its employees have been good.

Item 2.    Properties.

    As of December 31, 2001, the Registrant utilized thirty-five principal manufacturing plants located throughout North America, as well as thirteen in Europe, one in South Africa, one in South America, and one in the Far East.

    In total, the Registrant devoted approximately 1,955,000 square feet to manufacturing and 1,097,000 square feet to service, warehousing and office space as of December 31, 2001. Of the total square footage, approximately 37% is devoted to the Safety Products Group, 13% to the Tool Group, 24% to the Fire Rescue Group, 18% to the Environmental Products Group and 8% to the Sign Group. Approximately 65% of the total square footage is owned by the Registrant, with the remaining 35% being leased.

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


Item 4.    Submission of Matters to a Vote of Security Holders.

    No matters were submitted to a vote of security holders through the solicitation of proxies or otherwise during the three months ended December 31, 2001.


                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters.

    Federal Signal Corporation's Common Stock is listed and traded on the New York Stock Exchange under the symbol FSS. Market price range and dividend per share data listed in Note R - Selected Quarterly Data (Unaudited) contained in the Annual Report to Shareholders for the year ended December 31, 2001 is incorporated herein by reference. As of March 1, 2002, there were 3,872 holders of record of the Registrant's common stock.

    Certain long-term debt agreements impose restrictions on the Registrant's ability to pay cash dividends on its common stock. All of the retained earnings at December 31, 2001 were free of any restrictions.

Item 6.    Selected Financial Data.

    Selected  Financial  Data  contained in the  Registrant's  Annual  Report to
Shareholders for the year ended December 31, 2001 is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

    The Financial Review contained in the Registrant's Annual Report to Shareholders for the year ended December 31, 2001 is incorporated herein by reference.

Item 7a.   Qualitative and Quantitative Disclosures About Market Risk.

    The Financial Review caption "Market Risk Management" contained in the Registrant's Annual Report to Shareholders for the year ended December 31, 2001 is incorporated herein by reference.

Item 8.    Financial Statements and Supplementary Data.

    The consolidated financial statements and accompanying footnotes of the Registrant and the report of the independent auditors set forth in the Registrant's Annual Report to Shareholders for the year ended December 31, 2001 are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

    None.

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant.

    The information under the caption "Election of Directors" contained in the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 18, 2002 is incorporated herein by reference.

    The following is a list of the Registrant's executive officers, their ages, business experience and positions and offices as of March 1, 2002:

    Joseph J. Ross, age 56, was elected Chairman, President and Chief Executive Officer in February 1990. Mr. Ross continues to serve in the capacities of Chairman and Chief Executive Officer.

    John A.  DeLeonardis,  age 54, was elected Vice  President-Taxes  in January
1992.

    Duane A. Doerle, age 46, was elected Vice President-Corporate Development in July 1996.

    Andrew E. Graves, age 43, was elected President and Chief Operating Officer in February 2001. Previously, Mr. Graves was Vice President-Latin America for Case Corporation from 1994 to 1998, President of Case Capital from 1998 to 1999 and from 1999 to 2000, President of CNH Capital, a subsidiary of CNH Global, Inc., the successor company to Case Corporation and New Holland Corporation.

    Stephanie K. Kushner, age 46, was elected as Vice President and Chief Financial Officer in February 2002. Previously, Ms. Kushner was Vice President - Treasury and Corporate Development for FMC Technologies in 2001, Vice President of Treasury for FMC Corporation from 1999-2001, and Director of Financial Planning of FMC Corporation from 1997-1999.

    Robert W. Racic, age 53, was elected Vice President and Treasurer in April 1984.

    Richard L. Ritz, age 48, was elected Vice President and Controller in January 1991.

    Kim A. Wehrenberg, age 50, was elected Vice President, General Counsel and Secretary effective October 1986.

    These officers hold office until the next annual meeting of the Board of Directors following their election and until their successors shall have been elected and qualified.

    There are no family relationships among any of the foregoing executive officers.

Item 11.   Executive Compensation.

    The information contained under the caption "Executive Compensation" of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held April 18, 2002 is incorporated herein by reference.

Item 12.   Security   Ownership  of  Certain   Beneficial  Owners  and
           Management.

    The information contained under the caption "Security Ownership of Certain Beneficial Owners" of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held April 18, 2002 is incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions.

    The information contained under the caption "Executive Compensation" of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held April 18, 2002 is incorporated herein by reference.

                                     PART IV

Item 14.   Exhibits,  Financial Statement Schedules and Reports on Form
8-K.

(a)1. Financial Statements

      The following consolidated financial statements of Federal Signal Corporation and Subsidiaries included in the Registrant's Annual Report to Shareholders for the year ended December 31, 2001 are filed as a part of this report and are incorporated by reference in Item 8:

           Consolidated Balance Sheets -- December 31, 2001 and 2000

           Consolidated Statements of Income -- Years ended December 31, 2001, 2000 and 1999

           Consolidated Statements of Comprehensive Income -- Years ended
           December 31, 2001, 2000 and 1999

           Consolidated Statements of Cash Flows -- Years ended December 31, 2001, 2000 and 1999

           Notes to Consolidated Financial Statements

  2.  Financial Statement Schedules

      The following consolidated financial statement schedule of Federal Signal Corporation and Subsidiaries, for the three years ended December 31, 2001 is filed as a part of this report in response to Item 14(d):

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

         b. By-laws  of  the   Registrant,   filed  as  Exhibit  (3)(b)  to  the
            Registrant's Form 10-K for the year ended December 31, 2000 is incorporated herein by reference.

     4. a. Rights Agreement dated 7/9/98, filed as Exhibit (4) to the Registrant's Form 8-A dated July 28, 1998 is incorporated herein by reference.

         b. The Registrant has no long-term debt agreements for which the related outstanding debt exceeds 10% of consolidated total assets as of December 31, 2001. Copies of debt instruments for which the related debt is less than 10% of consolidated total assets will be furnished to the Commission upon request.

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

         g. Employment agreement with Andrew E. Graves, filed as Exhibit (10)(g) to the Registrant's Form 10-K for the year ended December 31, 2001 is incorporated herein by reference.

         h. Change of Control Agreement with Kim A. Wehrenberg, filed as Exhibit
            (10)(h) to the Registrant's Form 10-K for the year ended December 31, 1994 is incorporated herein by reference.

         i. Change of Control Agreement with Stephanie K. Kushner incorporated herein.

         j. Director Deferred Compensation Plan, filed as Exhibit (10)(h) to the Registrant's Form 10-K for the year ended December 31, 1997 is incorporated herein by reference.

         k. Retirement Plan for Outside Directors (applies only to individuals who became a director prior to October 9, 1997), filed as Exhibit
            (10)(I) to the Registrant's Form 10-K for the year ended December 31, 1997 is incorporated herein by reference.

         l. Broad Based Stock Option Plan, filed as Exhibit (99) to the Registrant's Form S-8 dated January 31, 2002 is incorporated herein by reference.

     13. Annual Report to Shareholders for the year ended December 31, 2001. Such report, except for those portions thereof which are expressly incorporated by reference in this Form 10-K, is furnished for the information of the Commission only and is not to be deemed "filed" as part of this filing.

     21. Subsidiaries of the Registrant

     23. Consent of Independent Auditors


(b) Reports on Form 8-K for the three months ended December 31, 2001

    None.

(c) and (d)

    The response to this portion of Item 14 is being submitted as a separate section of this report.

Other Matters

      For the purposes of complying with the amendments to the rules governing Form S-3 and Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned, the Registrant, hereby undertakes as follows, which undertaking shall be incorporated by reference into the Registrant's Registration Statements on Form S-3 Nos. 333-71886 and 333-76372 dated October 19, 2001 and January 7, 2002, respectively and Form S-8 Nos. 33-12876, 33-22311,
33-38494,  33-41721,  33-49476, 33-14251, 33-89509 and 333-81798 dated April 14,
1987, June 26, 1988, December 28, 1990, July 15, 1991, June 9, 1992, October 16,
1996, October 22, 1999, and January 31, 2002, respectively:

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


                                      FEDERAL SIGNAL CORPORATION



                                      By:       /s/ Joseph J. Ross
                                                  Joseph J. Ross
                                             Chairman, Chief Executive
                                               Officer and Director




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, as of March 19, 2002, by the following persons on behalf of the Registrant and in the capacities indicated.



    /s/ Stephanie K. Kushner                  /s/ Charles R. Campbell
      Stephanie K. Kushner                      Charles R. Campbell
    Vice President and Chief                         Director
        Financial Officer

       /s/ Richard L. Ritz                     /s/ James C. Janning
         Richard L. Ritz                         James C. Janning
  Vice President and Controller                     Director

                                                 /s/ Paul W. Jones
                                                   Paul W. Jones
                                                     Director

                                             /s/ James A. Lovell, Jr.
                                               James A. Lovell, Jr.
                                                     Director

                                               /s/ Walden W. O'Dell
                                                 Walden W. O'Dell
                                                     Director

                                               /s/ Richard R. Thomas
                                                 Richard R. Thomas
                                                     Director

                                                                     SCHEDULE II



              FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
                  Valuation and Qualifying Accounts

          For the Years Ended December 31, 2001, 2000 and 1999



                                                           Deductions
                                               Additions    Accounts
                                  Balance at  Charged to   written off   Balance
                                   beginning   costs and     net of      at end
        Description                 of year    expenses    recoveries    of year
        -----------                ---------   ---------   ----------    -------

Deducted from asset accounts -
 Allowance for doubtful accounts

  Year ended December 31, 2001:
    Manufacturing activities       $2,629,000                         $2,355,000
    Financial service activities      683,000                          1,005,000
                                    ---------                          ---------
    Total                          $3,312,000  $2,382,000 $2,334,000  $3,360,000

  Year ended December 31, 2000:
    Manufacturing activities       $2,901,000                         $2,629,000
    Financial service activities      976,000                            683,000
                                    ---------                          ---------
    Total                          $3,877,000    $881,000 $1,446,000  $3,312,000


  Year ended December 31, 1999:
    Manufacturing activities       $2,174,000                         $2,901,000
    Financial service activities      675,000                            976,000
                                    ---------                          ---------
    Total                          $2,849,000  $2,098,000 $1,070,000  $3,877,000