Form 10-Q
period 2002-03-31
FEDERAL SIGNAL CORP /DE/
filed 2002-05-08
CIK 277509

FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

(Mark One)

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

Title
Common Stock, $1.00 par value    45,260,000 shares outstanding at April 30, 2002

Part I. Financial Information

      Item 1. Financial Statements

INTRODUCTION

The consolidated condensed financial statements of Federal Signal Corporation and subsidiaries included herein have been prepared by the Registrant, without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)


                                Three months ended March 31,
                              --------------------------------
                                   2002               2001
                                  ------             ------

Net sales                     $ 245,644,000      $ 258,007,000

Costs and expenses:
 Cost of sales                 (175,754,000)      (178,067,000)
 Selling, general and
   administrative               (51,277,000)       (56,084,000)
                                -----------        -----------
Operating income                 18,613,000         23,856,000

Interest expense                 (4,783,000)        (7,810,000)

Other income, net                   154,000             96,000

Minority interest                    28,000
                                -----------        -----------
Income from continuing
 operations before income
 taxes                           14,012,000         16,142,000

Income taxes                     (4,218,000)        (4,516,000)
                                -----------        -----------
Income from continuing
 operations                       9,794,000         11,626,000

Cumulative effect of
 change in accounting            (7,984,000)
                                -----------        -----------
Net income                    $   1,810,000      $  11,626,000
                                ===========        ===========


COMMON STOCK DATA:


Basic and diluted net income per share:
  Income from continuing
   operations                         $ .22              $ .26
  Cumulative effect of
   change in accounting                (.18)
                                        ---                ---
  Net income                          $ .04              $ .26
                                        ===                ===

Weighted average common
 shares outstanding
  Basic                          45,133,000         45,412,000
  Diluted                        45,327,000         45,573,000

Cash dividends per share
 of common stock                     $ .200             $ .195


See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)


                                   Three months ended March 31,
                                   ----------------------------
                                       2002             2001
                                      ------           ------

     Net income                    $ 1,810,000     $ 11,626,000

     Other comprehensive income
     (loss), net of tax -
      Foreign currency
       translation adjustments      (1,044,000)      (4,172,000)
                                     ---------        ---------
     Comprehensive income          $   766,000     $  7,454,000
                                     =========        =========


   See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS


                                               March 31,           December 31,
                                                 2002                2001 (a)
                                              ---------            -----------
                                             (Unaudited)
ASSETS

Manufacturing activities -
  Current assets:
    Cash and cash equivalents              $    20,066,000     $    16,882,000
    Trade accounts receivable, net of
     allowances for doubtful accounts          149,655,000         158,994,000

    Inventories:
      Raw materials                             65,301,000          63,435,000
      Work in process                           43,414,000          39,258,000
      Finished goods                            47,864,000          50,148,000
    Prepaid expenses                            15,184,000          13,608,000
                                             -------------       -------------
    Total current assets                       341,484,000         342,325,000

  Properties and equipment:
    Land                                         5,554,000           5,606,000
    Buildings and improvements                  54,388,000          53,854,000
    Machinery and equipment                    201,337,000         198,047,000
    Accumulated depreciation                  (150,066,000)       (143,765,000)
                                             -------------       -------------
    Net properties and equipment               111,213,000         113,742,000
                                             =============       =============

  Goodwill, net of accumulated
   amortization                                277,777,000         280,888,000

  Other deferred charges and assets             27,834,000          25,143,000
                                             -------------       -------------
  Total manufacturing assets                   758,308,000         762,098,000

Net assets of discontinued operations,
 including financial assets                     12,935,000          14,396,000

Financial services activities -
 Lease financing receivables, net of
 allowances for doubtful accounts              240,102,000         239,120,000
                                             -------------       -------------
Total assets                               $ 1,011,345,000     $ 1,015,614,000
                                             =============       =============

See notes to condensed consolidated financial statements.

(a) The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS -- Continued


                                                 March 31,         December 31,
                                                   2002              2001 (a)
                                               ------------        -----------
  LIABILITIES                                  (Unaudited)

  Manufacturing activities -
    Current liabilities:
     Short-term borrowings                   $    19,649,000        28,849,000
     Trade accounts payable                       63,474,000        53,292,000
     Accrued liabilities and income taxes        102,127,000        97,289,000
                                               -------------     -------------
     Total current liabilities                   185,250,000       179,430,000
    Long-term borrowings                         230,973,000       232,678,000
    Deferred income taxes                         28,667,000        29,280,000
                                               -------------     -------------
    Total manufacturing liabilities              444,890,000       441,388,000
                                               -------------     -------------

  Financial services activities - Borrowings     214,310,000       213,917,000

  Minority interest in subsidiary                    845,000           873,000

  SHAREHOLDERS' EQUITY
     Common stock - par value                     47,560,000        47,378,000
     Capital in excess of par value               76,737,000        73,177,000
     Retained earnings                           304,989,000       312,206,000
     Treasury stock                              (47,934,000)      (45,486,000)
     Deferred stock awards                        (3,348,000)       (2,179,000)
     Accumulated other comprehensive income      (26,704,000)      (25,660,000)
                                               -------------     -------------
     Total shareholders' equity                  351,300,000       359,436,000
                                               -------------     -------------
  Total liabilities and shareholders'
   equity                                    $ 1,011,345,000   $ 1,015,614,000
                                               =============     =============

See notes to condensed consolidated financial statements.

(a) The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                Three Months Ended March 31,
                                                ----------------------------
                                                     2002           2001
                                                    ------         ------

Operating activities:
  Net income                                    $  1,810,000    $ 11,626,000
  Cumulative effect of change in accounting        7,984,000
  Depreciation                                     5,230,000       5,067,000
  Amortization                                       478,000       2,666,000
  Working capital changes and other               18,411,000       2,554,000
                                                  ----------      ----------
  Net cash provided by operating activities       33,913,000      21,913,000

Investing activities:
  Purchases of properties and equipment           (2,763,000)     (7,020,000)
  Principal extensions under lease
   financing agreements                          (37,513,000)    (40,679,000)
  Principal collections under lease
   financing agreements                           37,037,000      35,041,000
  Payments for purchases of companies,
   net of cash acquired                                          (18,457,000)
  Other, net                                      (2,929,000)     (1,204,000)
                                                  ----------      ----------
  Net cash used for investing activities          (6,168,000)    (32,319,000)

Financing activities:
  Increase (decrease) in short-term
   borrowings, net                               (11,544,000)     21,578,000
  Decrease in long-term borrowings                (1,942,000)     (1,230,000)
  Purchases of treasury stock                     (4,356,000)
  Cash dividends paid to shareholders             (8,814,000)     (8,619,000)
  Other, net                                       2,095,000         457,000
                                                  ----------      ----------
  Net cash provided by (used for)
   financing activities                          (24,561,000)     12,186,000
                                                  ----------      ----------

Increase in cash and cash equivalents              3,184,000       1,780,000
Cash and cash equivalents at
 beginning of period                              16,882,000      13,556,000
                                                  ----------      ----------
Cash and cash equivalents at
 end of period                                  $ 20,066,000    $ 15,336,000
                                                  ==========      ==========


See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


1. It is suggested that the condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

2. Management of the Registrant has announced its intent to divest the operations of the Sign Group. The condensed consolidated financial statements have been prepared on a basis that reflects the operations of the Sign Group as discontinued operations. The net book value of the Sign Group's assets aggregated $12,935,000 at March 31, 2002; management believes that the value ultimately to be received for these assets will exceed the recorded net book value.

3. In the opinion of the Registrant, the information contained herein reflects all adjustments necessary to present fairly the Registrant's financial position, results of operations and cash flows for the interim periods. Such adjustments are of a normal recurring nature. The operating results for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year of 2002.

4. Interest paid for the three-month periods ended March 31, 2002 and 2001 was $3,159,000 and $6,877,000, respectively. Income taxes paid for these same periods were $891,000 and $685,000, respectively.

5. In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with these statements. Other intangible assets will continue to be amortized over their useful lives.

      The Registrant has adopted SFAS No. 142, and accordingly discontinued the amortization of goodwill effective January 1, 2002. As part of the adoption, the Registrant also completed a transitional goodwill impairment test and determined that $7,984,000 of goodwill related to a niche Tool group business was impaired. This amount has been recognized as a charge to net income as a cumulative effect of a change in accounting. The Registrant determined the fair value of the reporting unit by calculating the present value of expected future cash flows. A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization, net of the related income tax effect, follows:


                                               Three Months Ended March 31,
                                              ------------------------------
                                                  2002              2001
                                                -------           -------

Reported net income                           $ 1,810,000       $ 11,626,000
Add back:  goodwill amortization,
  net of tax                                                       1,369,000
                                                ---------         ----------
Adjusted net income                           $ 1,810,000       $ 12,995,000
                                                =========         ==========
Basic and diluted net income
 per common share
  Reported net income                               $ .04              $ .26
  Goodwill amortization,
   net of tax                                                            .03
                                                      ---                ---
  Adjusted net income                               $ .04              $ .29
                                                      ===                ===

      Changes in the carrying amount of goodwill for the quarter ended March 31, 2002, by operating segment, are as follows:


                      Environmental                           Safety
                         Products        Fire Rescue         Products            Tool             Total
                      -------------     -------------      -----------        ---------         ---------
  Goodwill balance
   January 1, 2002    $  61,722,000     $  33,356,000     $  98,900,000     $  86,910,000     $ 280,888,000
  Impairment                                                                   (7,984,000)       (7,984,000)
  Translation and
   other                  1,472,000           115,000          (406,000)        3,692,000         4,873,000
                        -----------        ----------        ----------        ----------       -----------
  Goodwill balance
   March 31, 2002     $  63,194,000     $  33,471,000     $  98,494,000     $  82,618,000     $ 277,777,000
                        ===========        ==========        ==========        ==========       ===========


      Other intangible assets (amortized and not amortized) were insignificant for the quarter ended March 31, 2002.

6. The following table summarizes the information used in computing basic and diluted income per share:



                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                     2002            2001
                                                    ------          ------
       Numerators for both basic and diluted
        income per share computations:
         Income from continuing operations       $ 9,794,000     $ 11,626,000
         Cumulative effect of change
          in accounting                           (7,984,000)
                                                   ---------       ----------
         Net income                              $ 1,810,000     $ 11,626,000
                                                   =========       ==========

       Denominator for basic income per share -
        weighted average shares outstanding       45,133,000       45,412,000
       Effect of employee stock options
        (dilutive potential common shares)           194,000          161,000
                                                  ----------       ----------
       Denominator for diluted income per share
        - adjusted shares                         45,327,000       45,573,000
                                                  ==========       ==========

7. The following table summarizes the Registrant's operations by segment for the three-month period ended March 31, 2002 and 2001.


                                             Three Months Ended March 31,
                                         ------------------------------------
                                              2002                   2001
                                             ------                 ------

         Net sales
           Environmental Products        $  74,752,000          $  64,842,000
           Fire Rescue                      67,249,000             83,839,000
           Safety Products                  64,645,000             64,380,000
           Tool                             38,998,000             44,946,000
                                           -----------            -----------
           Total net sales               $ 245,644,000          $ 258,007,000
                                           ===========            ===========

         Operating income
           Environmental Products        $   6,587,000           $  4,523,000
           Fire Rescue                       1,669,000              5,387,000
           Safety Products                   9,267,000              9,710,000
           Tool                              4,124,000              7,317,000
           Corporate expense                (3,034,000)            (3,081,000)
                                            ----------             ----------
           Total operating income           18,613,000             23,856,000

         Interest expense                   (4,783,000)            (7,810,000)
         Minority interest                      28,000
         Other income                          154,000                 96,000
                                            ----------             ----------
         Income before income taxes      $  14,012,000           $ 16,142,000
                                            ==========             ==========


      There have been no material changes in total assets from the amount disclosed in the Registrant's last annual report except as in accordance with SFAS No. 142. See Footnote 5.

      Item 2. Management's Discussion and Analysis of Financial
      Condition and Results of Operation.


FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS
FIRST QUARTER 2002

Comparison with First Quarter 2001

Federal Signal Corporation reported diluted earnings per share of $.22 from continuing operations for the first quarter of 2002 on sales of $246 million. This compares to earnings per share of $.26 on sales of $258 million for the same period in 2001. New orders were $251 million, down 7% compared to $270 million in last year's first quarter, reflecting weaker industrial markets. Backlog increased during the quarter to $353 million at quarter-end compared to $350 million a year ago.

During the quarter, the company adopted the new goodwill accounting standard, which resulted in a one-time after-tax charge of $8 million or $.18 per share to write off the goodwill associated with a niche Tool Group business. This charge represents about 3% of the total goodwill carried on the company's books.

Environmental Products Group earnings increased 31% and sales increased 15%. The group's new orders declined 3%. Strong opening backlogs and improving productivity in the group's U.S. street sweeper and municipal sewer cleaner businesses resulted in sharply higher sales and operating earnings. New orders were below 2001; order delays for the group's municipal sewer cleaning trucks and weakness in industrial water blasting products more than offset worldwide sweeper order gains of 4%.

Fire Rescue Group sales fell 20% and earnings declined 71%. New orders declined 5%. U.S. orders rose slightly while orders for Canadian and Finnish products declined. The sharp sales decline exceeded the modest decline in new orders due to the timing of shipments. During mid-2001, U.S. orders declined significantly due to uncertainties surrounding the FIRE Act grant program; as we expected, that order pattern is now adversely affecting sales and margins. In addition, fourth quarter 2001 orders were placed predominantly in December as municipalities reassessed priorities following the events of September 11th. Operating earnings declined essentially as a result of the much lower sales and production volumes.

Safety Products Group sales were flat with last year while earnings declined 10%. The group's new orders declined 10%. Flat sales resulted from strong beginning backlogs for outdoor warning systems and emergency lights and sirens, which offset the impact of lower deliveries of parking and revenue control equipment and industrial lighting products. Operating earnings declined for industrial businesses and group earnings were also adversely affected by higher pension expenses.

Tool Group orders declined 10% and sales declined 13%. Group earnings fell 48%. Compared to the prior year the group's orders and sales declined reflecting a much slower industrial demand. Though still relatively weak, first quarter orders and sales improved 5% above fourth quarter 2001, mainly as a result of higher U.S. auto demand. Lower earnings resulted from the reduction in sales, as well as lower plant loading due in part to successful reductions in finished goods inventory requirements.

Gross margin decreased from 31.0% in the first quarter of 2001 to 28.5% in the first quarter of 2002, primarily due to the lower sales and production volume in the Fire Rescue and Tool groups. Selling, general and administrative expenses as a percent of net sales decreased to 20.9% from 21.7% primarily as a result of the company no longer amortizing goodwill in 2002. Interest expense decreased to $4,783,000 compared to $7,810,000 in the same quarter last year, reflecting the lower interest rate environment. The effective tax rate increased to 30.1% from 28.0% in 2001 largely as a result of favorable benefits from research and development credits in 2001 not recurring in 2002.

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

Financial Position and Liquidity at March 31, 2002

First quarter operating cash flow totaled $34 million, up $12 million from 2001, due to lower working capital resulting from improved collections and improved inventory management from successful lean manufacturing programs. Working capital (manufacturing operations) at March 31, 2002 was $156.2 million compared to $162.9 million at the most recent year-end. Working capital decreased from the year-end level primarily due to lower receivables reflecting improved collections and a lower level of sales in the quarter. The debt-to-capitalization ratio applicable to manufacturing activities was 44% at both March 31, 2002 and December 31, 2001. The debt-to-capitalization ratio applicable to financial services activities was 87% at both March 31, 2002 and December 31, 2001.

Current  financial   resources  and  anticipated  funds  from  the  Registrant's operations are expected to be adequate to meet future cash requirements.

Part II. Other Information

Responses to items one, two, three, five and six are omitted since these items are either inapplicable or the response thereto would be negative.

Item 4.  Submission of Matters to a Vote of Security Holders

At its Annual Meeting of Stockholders on April 18, 2002, the stockholders of the Registrant voted to elect three directors. Out of the 45,099,378 shares entitled to vote, holders of 39,350,807 shares voted.

Shareholders elected Charles R. Campbell, Paul W. Jones and James A. Lovell, Jr. as directors for three-year terms. Holders of 38,565,350; 39,017,888 and 38,942,991 shares voted for the respective directors, while holders of 785,457; 332,919 and 407,816 shares withheld votes regarding the respective directors.





                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       Federal Signal Corporation

5/8/02                By:          /s/ Stephanie K. Kushner
Date                    Stephanie K. Kushner, Vice President and Chief
                        Financial Officer