Form 10-Q
period 2002-06-30
FEDERAL SIGNAL CORP /DE/
filed 2002-08-09
CIK 277509

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Title
Common Stock, $1.00 par value  45,305,000 shares outstanding at July 31, 2002

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


FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)


                              Three months ended June 30,       Six months ended June 30,

                                 2002            2001            2002             2001
                                 ----            ----            ----             ----

Net sales                  $ 257,864,000    $ 286,817,000    $ 503,508,000    $ 544,824,000

 Costs and expenses:
   Cost of sales            (183,117,000)    (201,136,000)    (358,871,000)    (379,203,000)
   Selling, general and
    administrative           (54,345,000)     (54,835,000)    (105,622,000)    (110,919,000)
                             -----------      -----------      -----------      -----------
 Operating income             20,402,000       30,846,000       39,015,000       54,702,000

 Interest expense             (5,064,000)      (6,705,000)      (9,847,000)     (14,515,000)

 Other income (expense),
  net                           (440,000)          31,000         (286,000)         127,000

 Minority interest               (43,000)                          (15,000)
                             -----------      -----------      -----------      -----------

 Income from continuing
  operations before income
  taxes                       14,855,000       24,172,000       28,867,000       40,314,000

 Income taxes                 (4,143,000)      (7,460,000)      (8,361,000)     (11,976,000)
                             -----------      -----------      -----------      -----------
 Income from continuing
  operations                  10,712,000       16,712,000       20,506,000       28,338,000

 Income from discontinued
  operations, net of tax                          307,000                           307,000

 Cumulative effect of
  change in accounting                                          (7,984,000)
                             -----------       ----------      -----------      -----------

Net income                 $  10,712,000    $  17,019,000    $  12,522,000    $  28,645,000
                             ===========      ===========      ===========      ===========


   COMMON STOCK DATA:

   Basic and diluted net
    income per share:

     Income from continuing
      operations                    $.24             $.37             $.45            $.62

     Income from discontinued
      operations                                      .01                              .01

     Cumulative effect of
      change in accounting                                            (.18)
                                     ---              ---              ---             ---
        Net income*                 $.24             $.37             $.28            $.63
                                     ===              ===              ===             ===

   Weighted average common
    shares outstanding

   Basic                      45,264,000       45,541,000       45,198,000       45,476,000
   Diluted                    45,461,000       45,709,000       45,394,000       45,641,000

   Cash dividends per share
    of common stock               $.2000           $.1950           $.4000           $.3900

   * amounts above may not add due to rounding


See notes to condensed consolidated financial statements.


FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)




                               Three months ended June 30,         Six months ended June 30,

                                 2002            2001               2002              2001
                                 ----            ----               ----              ----

 Net income                  $10,712,000      $17,019,000        $12,522,000    $28,645,000

 Other comprehensive income
  (loss), net of tax -
  Foreign currency
   translation adjustments     6,471,000         (731,000)         5,427,000     (4,903,000)
  Net derivative (loss),
   cash flow hedges             (613,000)                           (613,000)
                              ----------       ----------         ----------     ----------

  Comprehensive income       $16,570,000      $16,288,000        $17,336,000    $23,742,000
                              ==========       ==========         ==========     ==========


See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS


                                                   June 30,         December 31,
                                                     2002             2001 (a)
                                                   --------        ------------
                                                 (Unaudited)

ASSETS

Manufacturing activities -
  Current assets:
    Cash and cash equivalents                  $   14,507,000   $   16,882,000
    Trade accounts receivable, net of
     allowances for doubtful accounts             148,973,000      158,994,000

    Inventories:
     Raw materials                                 59,479,000       63,435,000
     Work in process                               56,213,000       39,258,000
     Finished goods                                43,885,000       50,148,000
    Prepaid expenses                               16,455,000       13,608,000
                                                -------------    -------------
  Total current assets                            339,512,000      342,325,000

  Properties and equipment:
    Land                                            5,663,000        5,606,000
    Buildings and improvements                     54,522,000       53,854,000
    Machinery and equipment                       208,148,000      198,047,000
    Accumulated depreciation                     (155,246,000)    (143,765,000)
                                                -------------    -------------
    Net properties and equipment                  113,087,000      113,742,000
                                                -------------    -------------

  Intangible assets, net of accumulated
   amortization                                   281,685,000      280,888,000

  Other deferred charges and assets                27,253,000       25,143,000
                                                -------------    -------------
Total manufacturing assets                        761,537,000      762,098,000

Net assets of discontinued operations,
 including financial assets                        12,417,000       14,396,000

Financial services activities -
 Lease financing receivables,
 net of allowances for
 doubtful accounts                                237,622,000      239,120,000
                                                -------------    -------------

Total assets                                   $1,011,576,000   $1,015,614,000
                                                =============    =============

See notes to condensed consolidated financial statements.

(a) The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS -- Continued


                                                     June 30,      December 31,
                                                       2002           2001 (a)
                                                   ----------      ------------
                                                   (Unaudited)

 LIABILITIES

 Manufacturing activities -
   Current liabilities:
    Short-term borrowings                      $   14,459,000   $   28,849,000
    Trade accounts payable                         63,968,000       53,292,000
    Accrued liabilities and income taxes          105,036,000       97,289,000
                                                -------------    -------------
     Total current liabilities                    183,463,000      179,430,000

    Long-term borrowings                          223,548,000      232,678,000
    Deferred income taxes                          32,107,000       29,280,000
                                                -------------    -------------
     Total manufacturing liabilities              439,118,000      441,388,000
                                                -------------    -------------

Financial services activities - Borrowings        212,122,000      213,917,000

Minority interest in subsidiary                       888,000          873,000

SHAREHOLDERS' EQUITY
   Common stock - par value                        47,574,000       47,378,000
   Capital in excess of par value                  76,983,000       73,177,000
   Retained earnings                              306,625,000      312,206,000
   Treasury stock                                 (47,906,000)     (45,486,000)
   Deferred stock awards                           (2,982,000)      (2,179,000)
   Accumulated other comprehensive income         (20,846,000)     (25,660,000)
                                                -------------    -------------
     Total shareholders' equity                   359,448,000      359,436,000
                                                -------------    -------------
     Total liabilities and
      shareholders' equity                     $1,011,576,000   $1,015,614,000
                                                =============    =============

See notes to condensed consolidated financial statements.

(a) The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                    Six Months Ended June 30,

                                                      2002           2001
                                                     ------         ------

Operating activities:
  Net income                                    $ 12,522,000   $ 28,645,000
  Cumulative effect of change in accounting        7,984,000
  Depreciation                                    10,565,000      9,941,000
  Amortization                                       977,000      4,985,000
  Working capital changes and other               25,101,000      2,493,000
                                                  ----------     ----------
  Net cash provided by operating activities       57,149,000     46,064,000

Investing activities:
  Purchases of properties and equipment           (8,347,000)   (11,200,000)
  Principal extensions under lease financing
   agreements                                    (77,675,000)   (84,106,000)
  Principal collections under lease financing
   agreements                                     80,151,000     68,383,000
  Payments for purchases of companies,
   net of cash acquired                                         (18,457,000)
  Other, net                                      (2,626,000)       (75,000)
                                                  ----------     ----------
  Net cash used for investing activities          (8,497,000)   (45,455,000)

Financing activities:
 Increase (decrease) in short-term
  borrowings, net                                (29,034,000)   (79,552,000)
 Increase (decrease) in long-term borrowings      (2,021,000)    99,321,000
 Purchases of treasury stock                      (4,328,000)
 Cash dividends paid to shareholders             (17,866,000)   (17,479,000)
 Other, net                                        2,222,000      1,379,000
                                                  ----------     ----------
 Net cash provided by(used for)financing         (51,027,000)     3,669,000

Increase (decrease) in cash and cash
 equivalents                                      (2,375,000)     4,278,000

Cash and cash equivalents at beginning of
 period                                           16,882,000     13,556,000
                                                  ----------     ----------
Cash and cash equivalents at end of
 period                                         $ 14,507,000   $ 17,834,000
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

2. Management of the Registrant has announced its intent to divest the operations of the Sign Group. The condensed consolidated financial statements have been prepared on a basis that reflects the operations of the Sign Group as discontinued operations. The net book value of the Sign Group's assets aggregated $12,417,000 at June 30, 2002; management believes that the value ultimately to be received for these assets will exceed the recorded net book value.

3. In the opinion of the Registrant, the information contained herein reflects all adjustments necessary to present fairly the Registrant's financial position, results of operations and cash flows for the interim periods. Such adjustments are of a normal recurring nature. The operating results for the three months and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year of 2002.

4. Interest paid for the six-month periods ended June 30, 2002 and 2001 was $10,021,000 and $14,150,000, respectively. Income taxes paid for these same periods were $3,722,000 and $4,598,000, respectively.

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

      The Registrant has adopted Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets", and accordingly discontinued the amortization of goodwill effective January 1, 2002. A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization, net of the related income tax effect, follows:


                                     Three Months Ended          Six Months Ended June

                                  2002            2001           2002            2001
                                  ----            ----           ----            ----

       Reported net income    $10,712,000     $17,019,000    $12,522,000     $28,645,000

       Add back: goodwill
        amortization,
        net of tax                              1,367,000                      2,736,000
                               ----------      ----------     ----------      ----------
       Adjusted net income    $10,712,000     $18,386,000    $12,522,000     $31,381,000
                               ==========      ==========     ==========      ==========

       Basic and diluted net
        income per common share

         Reported net income         $.24            $.37           $.28            $.63

         Goodwill amortization,
          net of tax                                  .03                            .06
                                      ---             ---            ---             ---

         Adjusted net income         $.24            $.40           $.28            $.69
                                      ===             ===            ===             ===

      Changes in the carrying amount of goodwill for the quarter ended June 30, 2002, by operating segment, are as follows:

                       Environmental         Fire            Safety
                          Products          Rescue          Products            Tool            Total
                        ------------     -----------     -------------     ------------     -----------
  Goodwill balance
   March 31, 2002       $63,194,000      $33,471,000      $98,494,000      $82,618,000      $277,777,000

  Translation and
   other                    429,000        2,476,000          979,000           24,000         3,908,000
                         ----------       ----------       ----------       ----------       -----------
  Goodwill balance
   June 30, 2002        $63,623,000      $35,947,000      $99,473,000      $82,642,000      $281,685,000
                         ==========       ==========       ==========       ==========       ===========

      Other intangible assets (amortized and not amortized) were insignificant for the quarter ended June 30, 2002.



6. The following table summarizes the information used in computing basic and diluted income per share:


                                  Three Months Ended June            Six Months Ended June 30,
                                  2002               2001             2002             2001
                                  ----               ----             ----             ----

Numerators for both basic
 and diluted income per
 share computations:

 Income from continuing
  operations                  $ 10,712,000      $ 16,712,000      $ 20,506,000      $ 28,338,000

  Income from discontinued
   operations                                        307,000                             307,000

  Cumulative effect of
   change in accounting                                             (7,984,000)
                                ----------        ----------        ----------        ----------
  Net income                  $ 10,712,000      $ 17,019,000      $ 12,522,000      $ 28,645,000
                                ==========        ==========        ==========        ==========

Denominator for basic
 income per share -
 weighted average shares
 outstanding                    45,264,000        45,541,000        45,198,000        45,476,000

Effect of employee stock
 options (dilutive potential
 common shares)                    197,000           168,000           196,000           165,000
                                ----------        ----------        ----------        ----------

Denominator for diluted
 income per share -
 adjusted shares                45,461,000        45,709,000        45,394,000        45,641,000
                                ==========        ==========        ==========        ==========

7. The following table summarizes the Registrant's operations by segment for the three-month and six-month periods ended June 30, 2001 and 2000. Segment operating income for 2001 was restated to exclude the amortization of goodwill.

                            Three Months Ended June    Six Months Ended June 30,

                                  2002           2001             2002            2001
                                  ----           ----             ----            ----
Net sales
  Environmental Products    $ 70,540,000    $ 74,643,000    $ 145,292,000    $ 139,485,000
  Fire Rescue                 82,735,000     104,555,000      149,984,000      188,394,000
  Safety Products             64,322,000      65,331,000      128,967,000      129,711,000
  Tool                        40,267,000      42,288,000       79,265,000       87,234,000
                             -----------     -----------      -----------      -----------
  Total net sales           $257,864,000    $286,817,000     $503,508,000     $544,824,000
                             ===========     ===========      ===========      ===========

Operating income
  Environmental Products    $  5,931,000    $  8,711,000     $ 12,518,000     $ 13,731,000
  Fire Rescue                  3,551,000       9,666,000        5,220,000       15,324,000
  Safety Products              8,831,000      10,607,000       18,098,000       20,921,000
  Tool                         5,046,000       6,777,000        9,170,000       14,687,000
  Goodwill amortization                       (1,961,000)                       (3,926,000)
  Corporate expense           (2,957,000)     (2,954,000)      (5,991,000)      (6,035,000)
                              ----------      ----------       ----------       ----------
  Total operating income      20,402,000      30,846,000       39,015,000       54,702,000

Interest expense              (5,064,000)     (6,705,000)      (9,847,000)     (14,515,000)
Minority interest                (43,000)                         (15,000)
Other income (expense)          (440,000)         31,000         (286,000)         127,000
                              ----------      ----------       ----------       ----------
Income before income taxes  $ 14,855,000   $  24,172,000     $ 28,867,000     $ 40,314,000
                              ==========      ==========       ==========       ==========


There have been no material changes in total assets from the amount disclosed in the Registrant's last annual report.

      Item 2. Management's Discussion and Analysis of Financial
      Condition and Results of Operations.


FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS
SECOND QUARTER 2002

Comparison with Second Quarter 2001

Federal Signal Corporation reported diluted earnings per share of $.24 from continuing operations for the second quarter of 2002 on sales of $258 million. This compares to earnings per share of $.37 on sales of $287 million for the same period in 2001. New orders were $294 million, up 7% from last year due to record second quarter Fire Rescue business, which more than offset weaker industrial and commercial orders from continuing operations. As required by the new accounting rules, goodwill is no longer amortized as of January 1, 2002; this favorably affected income from continuing operations by $.03 for the second quarter.

Second quarter Environmental Products Group new orders declined 4%. Sales declined 5% and operating earnings were 32% lower. As expected, weakness in industrial markets resulted in lower earnings for the group. Municipal orders and sales declined modestly due mainly to lower demand for sewer cleaners. Margins were lower due to the significantly lower sales of higher-margin industrial products.

Fire Rescue Group orders were 24% higher. Sales were 21% lower and earnings were 63% below prior year. Record second quarter orders resulted in June 30 record backlog of $278 million for the group. Sales in the quarter were below prior year due to order delays early in the fourth quarter of 2001 and lower producible backlog at the beginning of the quarter. Earnings trended up from the first quarter but remained significantly below 2001. The reduction reflected a less favorable sales mix, in particular lower sales of high-margin aerial products. Earnings were also adversely affected by production inefficiencies, as higher employment levels were maintained to meet the ramp up in shipments in the second half of the year.

Safety Products Group orders and sales were 2% below prior year, and earnings were 17% lower. Worldwide orders declined slightly as delays in awards for parking revenue control equipment were largely offset by continuing global strength in outdoor warning systems. Operating income was lower due to weakness in industrial markets, and higher pension expense. On July 3, the group received a notice of contract award for up to $34 million for the installation and long-term maintenance of a parking and revenue control system for the Dallas-Fort Worth International Airport. This represents a record commercial award for the company.

Tool Group sales declined 5% and earnings were 26% lower. The sales decline reflected the continued weak industrial economy with sales per day slightly lower than the first quarter. Operating income fell on lower sales volume and reduced inventories as the group continued to implement lean enterprise practices.

Gross profit as a percent of net sales declined to 29.0% in the second quarter of 2002 from 29.9% in the second quarter of 2001. The percentage decrease was largely attributable to lower volumes and sales mix. Selling, general and administrative expenses as a percent of net sales increased to 21.1% in the second quarter of 2002 compared to 19.1% last year as the effect of maintaining certain fixed costs in a period of sales decline more than offset the benefit of the elimination of goodwill amortization. Interest expense declined to $5.1 million from $6.7 million as a result of lower short-term interest rates and lower outstanding debt. The effective tax rate for the second quarter of 2002 declined to 27.9% from 30.9% in 2001 reflecting the lower taxable income.

Comparison of First Six Months 2002 to Same Period 2001

Diluted income per share from continuing operations for the first six months of 2002 was $.45 on sales of $504 million. This compares to earnings per share of $.62 in 2001 on sales of $545 million. The reduction from the prior year reflects broadly weaker industrial and commercial markets and the timing of Fire Rescue shipments. As discussed above, goodwill is no longer amortized as of January 1, 2002; this favorably affected income from continuing operations by $.06 for the first six months of 2002.

Gross profit as a percent of net sales decreased to 28.7% in the first six months of 2002 from 30.4% in 2001. The decline in the gross profit percentage is largely a result of the same reasons cited above for the second quarter. Selling, general and administrative expenses as a percent of net sales increased to 21.0% in the first half of 2002 compared to 20.4% last year as the effect of maintaining certain fixed costs in a period of sales decline more than offset the benefit of the elimination of goodwill amortization. Interest expense declined to $9.8 million from $14.5 million largely as a result of the same reasons cited above for the second quarter. The effective tax rate of 29.0% for the first six months of 2002 declined from the 29.7% in 2001 largely as a result of lower taxable income.

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

Financial Position and Liquidity at June 30, 2002

Operating cash flow of $57.1 million for first six months of 2002, was up 24% over the prior year due to lower working capital resulting from improved collections and improved inventory management from successful lean manufacturing programs. Working capital (manufacturing operations) at June 30, 2002 was $156.0 million compared to $162.9 million at the most recent year-end. The debt-to-capitalization ratio applicable to manufacturing activities was 42% at June 30, 2002 down from 44% at December 31, 2001, reflecting the company's strong cash flows and $29 million reduction of short-term debt. As per company policy, the debt-to-capitalization ratio applicable to financial services activities was 87% at both June 30, 2002 and December 31, 2001.

Current  financial   resources  and  anticipated  funds  from  the  Registrant's operations are expected to be adequate to meet future cash requirements.

Part II. Other Information

Responses to items one through five are omitted since these items are either inapplicable or the response thereto would be negative.

     Item 6. Exhibit 99.1 - Certification of Periodic Report from the CEO
             Exhibit 99.2 - Certification of Periodic Report from the CFO


                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        Federal Signal Corporation

8/9/02                By:           /s/ Stephanie K. Kushner
Date                    Stephanie K. Kushner, Vice President and Chief
                        Financial Officer