Form 10-Q
period 2002-09-30
FEDERAL SIGNAL CORP /DE/
filed 2002-11-14
CIK 277509

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

(Mark One)

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

                                      OR

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

Title
Common Stock, $1.00 par value 47,694,000 shares outstanding at October 31,
2002

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




FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)



                                      Three months ended                Nine months ended
                                         September 30,                      September 30,

                                      2002            2001             2002            2001
                                      ----            ----             ----            ----
    Net sales                   $ 261,615,000   $ 253,403,000    $ 765,123,000   $ 798,227,000
    Costs and expenses:
     Cost of sales               (187,553,000)   (181,274,000)    (546,424,000)   (560,477,000)
     Selling, general and
      administrative              (52,474,000)    (52,976,000)    (158,096,000)   (163,895,000)
                                  -----------     -----------      -----------     -----------

    Operating income               21,588,000      19,153,000       60,603,000      73,855,000
    Interest expense               (4,739,000)     (6,264,000)     (14,586,000)    (20,779,000)
    Other income (expense),
     net                           (1,251,000)       (769,000)      (1,537,000)       (642,000)
    Minority interest                  40,000                           25,000
                                  -----------    ------------      -----------     -----------
    Income from continuing
     operations before income
     taxes                         15,638,000      12,120,000       44,505,000      52,434,000

    Income taxes                   (3,145,000)     (3,267,000)     (11,506,000)    (15,243,000)
                                 ------------     -----------      -----------     -----------

    Income from continuing
     operations                    12,493,000       8,853,000       32,999,000      37,191,000
    Income from discontinued
     operations, net of tax                           298,000                          605,000
    Cumulative effect of
     change in accounting                                           (7,984,000)
                                  -----------     -----------     ------------    ------------
    Net income                   $ 12,493,000    $  9,151,000    $  25,015,000   $  37,796,000
                                  ===========     ===========     ============    ============

    COMMON STOCK DATA:
    Basic and diluted net
      income per share:
      Income from continuing
       operations                        $.28            $.20             $.73            $.82
      Income from
       discontinued
       operations                                         .01                              .01
         Cumulative effect of
          change in accounting                                            (.18)
                                          ---             ---              ---             ---
         Net income*                     $.28            $.20             $.55            $.83
                                          ===             ===              ===             ===

    Weighted average common
     shares outstanding
      Basic                        45,305,000      45,217,000       45,223,000      45,388,000
      Diluted                      45,358,000      45,307,000       45,371,000      45,528,000

    Cash dividends per share
     of common stock                   $.2000          $.1950           $.6000          $.5850

   * amounts above may not add due to rounding


See notes to condensed consolidated financial statements.


FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)



                                      Three months ended                Nine months ended
                                          September 30,                   September 30,
                                     2002            2001             2002            2001
                                     ----            ----             ----            ----
  Net income                      $12,493,000     $ 9,151,000      $25,015,000     $37,796,000
  Other comprehensive income
  (loss), net of tax -
   Foreign currency
    translation adjustments          (394,000)      2,728,000        5,033,000      (2,175,000)
   Net derivative (loss),
     cash flow hedges                (575,000)                      (1,188,000)
                                   ----------      ----------       ----------      ----------
  Comprehensive income            $11,524,000     $11,879,000      $28,860,000     $35,621,000
                                   ==========      ==========       ==========      ==========



See notes to condensed consolidated financial statements.


FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                        September 30,            December 31,
                                                            2002                    2001 (a)
                                                         (Unaudited)
                                                         -----------              ----------

ASSETS

Manufacturing activities
 Current assets:
    Cash and cash equivalents                        $     8,281,000         $    16,882,000
    Trade accounts receivable, net of allowances
     for doubtful accounts                               164,959,000             158,994,000
    Inventories:
      Raw materials                                       64,903,000              63,435,000
      Work in process                                     57,548,000              39,258,000
      Finished goods                                      43,364,000              50,148,000

    Prepaid expenses                                      19,798,000              13,608,000
                                                       -------------           -------------
  Total current assets                                   358,853,000             342,325,000

  Properties and equipment:
    Land                                                   5,918,000               5,606,000
    Buildings and improvements                            65,584,000              53,854,000
    Machinery and equipment                              222,011,000             198,047,000
    Accumulated depreciation                            (160,031,000)           (143,765,000)
                                                       -------------           -------------
    Net properties and equipment                         133,482,000             113,742,000
                                                       -------------           -------------

  Intangible assets, net of accumulated
   amortization                                          287,521,000             280,888,000


  Other deferred charges and assets                       27,413,000              25,143,000
                                                       -------------           -------------

Total manufacturing assets                               807,269,000             762,098,000

Net assets of discontinued operations, including
 financial assets                                         10,134,000              14,396,000

Financial services activities - Lease financing
 receivables, net of allowances for doubtful
 accounts                                                232,932,000             239,120,000
                                                       -------------           -------------

Total assets                                         $ 1,050,335,000         $ 1,015,614,000
                                                       =============           =============



See notes to condensed consolidated financial statements.

(a) The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date.



FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS -- Continued


                                                          September 30,          December 31,
                                                              2002                  2001 (a)
                                                          (Unaudited)
                                                          -----------            ------------
LIABILITIES

Manufacturing activities
 Current liabilities:
   Short-term borrowings                             $    12,382,000         $    28,849,000
   Trade accounts payable                                 69,515,000              53,292,000
   Accrued liabilities and income taxes                  118,345,000              97,289,000
                                                       -------------           -------------
      Total current liabilities                          200,242,000             179,430,000

  Long-term borrowings                                   229,904,000             232,678,000

  Deferred income taxes                                   35,110,000              29,280,000
                                                       -------------           -------------
      Total manufacturing liabilities                    465,256,000             441,388,000


Financial services activities - Borrowings               207,384,000             213,917,000

Minority interest in subsidiary                              848,000                 873,000

SHAREHOLDERS' EQUITY
   Common stock - par value                               47,603,000              47,378,000
   Capital in excess of par value                         77,605,000              73,177,000
   Retained earnings                                     310,053,000             312,206,000
   Treasury stock                                        (33,170,000)            (45,486,000)
   Deferred stock awards                                  (3,429,000)             (2,179,000)
   Accumulated other comprehensive income                (21,815,000)            (25,660,000)
                                                       -------------           -------------
      Total shareholders' equity                         376,847,000             359,436,000


      Total liabilities and shareholders' equity     $ 1,050,335,000         $ 1,015,614,000
                                                       =============           =============



See notes to condensed consolidated financial statements.

(a) The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                                Nine Months Ended
                                                                   September 30,
                                                               2002             2001
                                                               ----             ----
Operating activities:
  Net income                                           $   25,015,000    $   37,796,000

  Cumulative effect of change in accounting                 7,984,000
  Depreciation                                             15,639,000        15,005,000
  Amortization                                              1,622,000         7,504,000
  Other,net                                                 2,675,000         3,289,000
  Changes in operating assets and liabilities,
   net of effects from acquisitions of
   companies
   Accounts receivable                                      3,255,000        16,189,000
   Inventories                                             (1,913,000)       (8,827,000)
   Prepaid expenses                                        (2,906,000)       (2,689,000)
   Accounts payable                                        13,386,000        (2,230,000)
   Accrued liabilities                                      6,888,000          (458,000)
   Income taxes                                             5,720,000        10,984,000
                                                          -----------       -----------
    Net cash provided by operating activities              77,365,000        76,563,000

Investing activities:
  Purchases of properties and equipment                   (12,931,000)      (14,146,000)
  Principal extensions under lease financing
   agreements                                            (117,992,000)     (134,977,000)
  Principal collections under lease financing
   agreements                                             125,661,000       108,889,000
  Payments for purchases of companies and product
   lines, net of cash acquired                            (10,479,000)      (19,657,000)
  Other, net                                               (2,490,000)        3,684,000
                                                          ------------      -----------
   Net cash used for investing activities                 (18,231,000)      (56,207,000)

Financing activities:
  Increase (decrease) in short-term borrowings, net       (35,849,000)      (74,606,000)
  Increase (decrease) in long-term borrowings              (2,418,000)       93,905,000
  Purchases of treasury stock                              (4,328,000)      (13,155,000)
  Cash dividends paid to shareholders                     (26,921,000)      (26,372,000)
  Other, net                                                1,781,000         1,159,000
                                                          -----------       -----------
   Net cash used for financing activities                 (67,735,000)      (19,069,000)

Increase (decrease) in cash and cash equivalents           (8,601,000)        1,287,000
Cash and cash equivalents at beginning of period           16,882,000        13,556,000
                                                          -----------       -----------
Cash and cash equivalents at end of period             $    8,281,000    $   14,843,000
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

2. Management of the Registrant has announced its intent to divest the operations of the Sign Group. The condensed consolidated financial statements have been prepared on a basis that reflects the operations of the Sign Group as discontinued operations. The net book value of the Sign Group's assets aggregated $10,134,000 at September 30, 2002; management believes that the value ultimately to be received for these assets will exceed the recorded net book value.

3. In the opinion of the Registrant, the information contained herein reflects all adjustments necessary to present fairly the Registrant's financial position, results of operations and cash flows for the interim periods. Such adjustments are of a normal recurring nature. The operating results for the three months and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year of 2002.

4. Interest paid for the nine-month periods ended September 30, 2002 and 2001 was $13,598,000 and $19,042,000, respectively. Income taxes paid for these same periods were $8,424,000 and $5,785,000, respectively.

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

      The Registrant has adopted Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets", and accordingly discontinued the amortization of goodwill effective January 1, 2002. A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization, net of the related income tax effect, follows:

                                           Three Months Ended           Nine Months Ended
                                             September 30,                September 30,
                                         2002            2001         2002           2001
                                         ----            ----         ----           ----

       Reported net income           $12,493,000     $9,151,000   $25,015,000    $37,796,000
       Add back: goodwill
         amortization, net of tax                     1,377,000                    4,113,000
                                      ----------     ----------    ----------     ----------
       Adjusted net income           $12,493,000    $10,528,000   $25,015,000    $41,909,000
                                      ==========     ==========    ==========     ==========

       Basic and diluted net
         income per common share
         Reported net income                $.28           $.20          $.55           $.83
         Goodwill amortization,
          net of tax                                        .03                          .09
                                             ---            ---           ---            ---
         Adjusted net income                $.28           $.23          $.55           $.92
                                             ===            ===           ===            ===


      Changes in the carrying amount of goodwill for the quarter ended September
30, 2002, by operating segment, are as follows:


                    Environmental   Fire Rescue     Safety          Tool         Total
                       Products                     Products
                     ------------    ----------     ----------    ----------    -----------

Goodwill balance
 June 30, 2002        $63,623,000   $35,947,000    $99,473,000   $82,642,000   $281,685,000

Goodwill acquired       5,778,000                                                 5,778,000
Translation and
 other                    (32,000)      (30,000)       102,000        18,000         58,000
                       ----------    ----------     ----------    ----------    -----------
Goodwill balance
 September 30, 2002   $69,369,000   $35,917,000    $99,575,000   $82,660,000   $287,521,000
                       ==========    ==========     ==========    ==========    ===========


      Other intangible assets (amortized and not amortized) were insignificant for the quarter ended September 30, 2002.

6. The following table summarizes the information used in computing basic and diluted income per share:

                                    Three Months Ended                     Nine Months
                                       September 30,                   Ended September 30,
                                    2002            2001              2002             2001
                                    ----            ----              ----             ----

Numerators for both basic and
 diluted income per share
 computations:
   Income from continuing
    operations                   $ 12,493,000    $ 8,853,000       $ 32,999,000    $ 37,191,000
   Income from discontinued
   operations                                        298,000                            605,000
   Cumulative effect of
   change in accounting                                              (7,984,000)
                                  ----------      ----------         ----------      ----------
   Net income                   $ 12,493,000     $ 9,151,000       $ 25,015,000    $ 37,796,000
                                  ==========       =========         ==========      ==========

Denominator for basic income
 per share - weighted average
 shares outstanding               45,305,000      45,217,000         45,223,000      45,388,000
Effect of employee stock
 options (dilutive potential
 common shares)                       53,000          90,000            148,000         140,000
Denominator for diluted
 income per share - adjusted      ----------      ----------         ----------      ----------
 shares                           45,358,000      45,307,000         45,371,000      45,528,000
                                  ==========      ==========         ==========      ==========

7. The following table summarizes the Registrant's continuing operations by segment for the three-month and nine-month periods ended September 30, 2002 and 2001. Segment operating income for 2001 was restated to exclude the amortization of goodwill.

                                         Three Months               Nine Months Ended
                                     Ended September 30,                September 30,
                                     2002            2001            2002            2001
                                     ----            ----            ----            ----

Net sales
   Environmental Products    $   68,551,000   $  70,615,000   $ 213,843,000  $  210,100,000
   Fire Rescue                   87,717,000      82,646,000     237,701,000     271,040,000
   Safety Products               66,263,000      62,650,000     195,230,000     192,361,000
   Tool                          39,084,000      37,492,000     118,349,000     124,726,000
                                -----------     -----------     -----------     -----------

   Total net sales           $  261,615,000   $ 253,403,000   $ 765,123,000  $  798,227,000
                                ===========     ===========     ===========     ===========

 Operating income
   Environmental Products    $    6,189,000   $   4,157,000   $  18,707,000  $   17,888,000
   Fire Rescue                    3,127,000       6,154,000       8,347,000      21,478,000
   Safety Products               10,047,000       9,602,000      28,145,000      30,523,000
   Tool                           5,294,000       4,246,000      14,464,000      18,933,000
   Goodwill amortization                         (1,975,000)                     (5,901,000)
   Corporate expense             (3,069,000)     (3,031,000)     (9,060,000)     (9,066,000)
                                -----------     -----------     -----------     -----------
   Total operating income        21,588,000      19,153,000      60,603,000      73,855,000
 Interest expense                (4,739,000)     (6,264,000)    (14,586,000)    (20,779,000)
 Minority interest                   40,000                          25,000
 Other income (expense)          (1,251,000)       (769,000)     (1,537,000)       (642,000)

 Income before income taxes  $   15,638,000   $  12,120,000   $  44,505,000  $   52,434,000
                                ===========     ===========     ===========     ===========


      As a result of the significant increase in Environmental Products Group assets resulting largely from a business acquisition on September 30, 2002, the Registrant is providing a comparison of identifiable assets at September 30, 2002 to those at December 31, 2001 in the following table.


                                                        September 30,       December 31,
                                                             2002               2001
                                                        ------------        -----------
Identifiable assets

Manufacturing activities
   Environmental Products                             $   197,425,000    $   153,406,000
   Fire Rescue                                            213,736,000        203,749,000
   Safety Products                                        203,135,000        209,036,000
   Tool                                                   172,316,000        176,580,000
   Corporate                                               20,657,000         19,327,000
                                                        -------------      -------------
      Total manufacturing activities                      807,269,000        762,098,000
                                                        -------------      -------------

Financial services activities
   Environmental Products                                  71,873,000         72,581,000
   Fire Rescue                                            161,059,000        166,539,000
                                                        -------------      -------------
      Total financial services activities                 232,932,000        239,120,000
                                                        -------------      -------------

      Total identifiable assets                       $ 1,040,201,000    $ 1,001,218,000
                                                        =============      =============

      The basis of segmentation and the basis of measurement of segment profit or loss are consistent with those used in the Registrant's last annual report.

 8. In September 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. The Registrant has no current exit or disposal activities planned that would be affected by this Statement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS THIRD QUARTER 2002

Comparison with Third Quarter 2001

Federal Signal Corporation reported diluted earnings per share of $.28 from continuing operations for the third quarter of 2002 on sales of $262 million. This compares to earnings per share of $.20 on sales of $253 million for the same period in 2001. New orders were $291 million, up 15% from last year resulting from the finalization of a large airport parking system award and continued strength in the fire rescue markets. As required by the new accounting rules, goodwill is no longer amortized as of January 1, 2002; this favorably affected income by $.03 for the third quarter.

Environmental Products Group new orders declined 5%. Sales declined 3% while operating earnings rose 49%. The group's decline in new orders was mainly in the municipal segment. Slower municipal spending began to impact street sweeper demand; sewer cleaner vehicles, which have been weak all year, remained weak. Offsetting some of this weakness was receipt of a large 54-unit sweeper order from the California Department of Transportation. Sales declined from 2001 as a result of lower municipal sewer cleaner vehicle sales. Operating earnings improved versus last year's very weak third quarter, which included high one-time product development expenses. Also contributing to this quarter's improved earnings were lower warranty expenses.

Fire Rescue Group new orders were 28% higher. Sales were 6% higher while operating earnings fell 49% from the prior year. Third quarter orders remained very strong, a reflection of continuing robust demand and earlier order placement versus the prior year. In 2001, the new FIRE Act grant program caused some disruption in the third quarter order flow as customers waited for grants to be made before placing orders. Grant awards are now made systematically and have a lesser impact on order pattern. Backlog for this segment rose to $298 million. The increase in sales continues to trail the rise in demand, as production was constrained by slower than planned labor additions and by the complexity of the product mix. Earnings were sharply lower as a result of unplanned additional costs incurred on highly customized trucks and new product offerings.

Safety Products Group new orders rose 26%. Sales were 6% above prior year and operating earnings were 5% higher. The sharp increase in orders included finalization of the $19 million base portion of the contract award for the Dallas-Fort Worth International Airport parking system. In addition, every business showed a year-over-year increase in orders, though U.S. municipal orders for police lights and sirens were below prior year. The increase in sales reflected continued global strength in outdoor warning systems and strong European sales of police lights and sirens. Operating income rose commensurate with sales despite higher pension expense.

Tool Group sales improved 4% and earnings rose 25%. Sales rose from a weak quarter in 2001, mainly due to higher sales of metal stamping and plastic mold tooling. The increase in earnings reflects higher sales volume and reductions in costs across these businesses that began in 2001, including a cumulative reduction in headcount of 15 percent.

Gross profit as a percent of net sales remained relatively flat at 28.3% in the third quarter of 2002 compared to 28.5% in the third quarter of 2001. Selling, general and administrative expenses as a percent of net sales decreased to 20.1% in the second quarter of 2002 compared to 20.9% last year due to the benefit of the elimination of goodwill amortization. Interest expense declined to $4.7 million from $6.3 million as a result of lower short-term interest rates and lower average outstanding debt. Other expense was $1.3 million, up from the third quarter 2001, the result of a non-cash charge to revalue an interest rate swap. The revaluation was driven by the reduction in interest rates. The effective tax rate for the third quarter of 2002 declined to 20.1% from 27.0% in 2001 reflecting relatively more tax-free municipal income and closure of issues associated with previously filed returns.

Comparison of First Nine Months 2002 to Same Period 2001

Diluted income per share from continuing operations for the first nine months of 2002 was $.73 on sales of $765 million. This compares to earnings per share of $.82 in 2001 on sales of $798 million. The reduction from the prior year reflects broadly weaker industrial and commercial markets and the timing of Fire Rescue Group shipments. As required by the new accounting rules, goodwill is no longer amortized as of January 1, 2002; this favorably affected income by $.09 for the first nine months of 2002.

Gross profit as a percent of net sales decreased to 28.6% in the first nine months of 2002 from 29.8% in 2001. The decline in the gross profit percentage is largely attributable to lower volumes and sales mix. Selling, general and administrative expenses as a percent of net sales was 20.7% in the first nine months of 2002 compared to 20.5% last year as the effect of maintaining certain fixed costs in a period of sales decline more than offset the benefit of the elimination of goodwill amortization. Interest expense declined to $14.6 million from $20.8 million, and other expense was $1.5 million, up from $.6 million in 2001. These changes were largely as a result of the same reasons cited above for the third quarter. The effective tax rate of 25.9% for the first nine months of 2002 declined from the 29.1% in 2001 largely as a result of relatively more tax-free municipal income and closure of issues associated with previously filed returns.

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

Financial Position and Liquidity at September 30, 2002

For the nine months, operating cash flow totaled $77.4 million, up slightly from 2001, due to improved working capital efficiency, which more than offset the effect of lower nine-month earnings. Working capital (manufacturing operations) at September 30, 2002 was $158.6 million compared to $162.9 million at the most recent year-end. Capital expenditures for the nine months totaled $13 million, about $3 million below depreciation. On September 30, 2002, the company issued 800,000 shares of stock and an undisclosed cash amount to acquire Leach Company. Subsequently, on October 3, the Registrant issued 1,589,000 shares of stock and $30.4 million in cash for the acquisition of Wittke, Inc. The company's total manufacturing debt was $242 million, or 41% of capitalization, at quarter-end. This compares favorably to manufacturing debt of $262 million, or 44% of capitalization, at the end of 2001. The debt-to-capitalization ratio applicable to financial services activities was 87% at both September 30, 2002 and December 31, 2001. Current financial resources and anticipated funds from the Registrant's operations are expected to be adequate to meet future cash requirements.

Pension Plan

The Registrant expects to finalize its pension assumptions for 2003 at the end of 2002. Based on the Registrant's current asset values and current estimates of its year-end liabilities, the company would expect to record an after-tax charge to equity of approximately $9 million to $13 million. This charge would be reported as part of the company's "Other comprehensive income". The company is evaluating pension plan funding alternatives during the fourth quarter of 2002 that could partially mitigate the equity charge.

      Item 4. Controls and Procedures

(a)Evaluation of disclosure controls and procedures

As required by new Rule 13a-15 under the Securities Exchange Act of 1934, within the 90 days prior to the date of this report, the Registrant carried out an evaluation under the supervision and with the participation of the Registrant's management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the disclosure controls and procedures. Based upon that evaluation, the management, including the CEO and CFO, concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed by the Registrant in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. In connection with the new rules, we currently are in the process of further reviewing and documenting our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business. There have been no significant changes in the internal controls or in other factors that could significantly affect internal controls subsequent to the date the company carried out its evaluation.

(b)Changes in internal controls

None.

Part II. Other Information

Responses to items two through four are omitted since these items are either inapplicable or the response thereto would be negative.

Item 1. Legal Proceedings

The Registrant has been sued by firefighters in Chicago seeking damages and claiming that exposure to the Registrant's sirens has impaired their hearing and that the sirens are therefore defective. There are presently sixteen cases filed during the period 1999-2002, involving a total of 1004 plaintiffs pending in Circuit Court in Cook County, Illinois. The plaintiffs' attorneys have threatened to bring more suits if the Registrant does not settle these cases. The Registrant believes that these product liability suits have no merit and that sirens are necessary in emergency situations and save lives. The Registrant successfully defended approximately 41 similar cases in Philadelphia in 1999 after a series of unanimous jury verdicts in favor of Federal Signal.

Item 5. Other information

The Registrant has two directors that qualify as financial experts, as defined in the Sarbanes-Oxley Act and Securities and Exchange Commission regulations, on its Audit Committee. They are Ms. Joan E. Ryan, Executive Vice President and Chief Financial Officer of Tellabs, Inc., and Mr. Charles R. Campbell, Chairman of the Audit Committee and Senior Vice President, Chief Financial and Administrative Officer of the Registrant until 1996.

The Audit Committee has approved the following fees for Ernst & Young, the Registrant's independent public accountants, for 2002: audit service fees of $483,000; audit related fees of $44,000; non-audit income tax advising and compliance fees of $290,000; and other non-audit fees of $150,000.

Item 6.     Exhibits

Exhibit 99.1 - Certification of Periodic Report from the CEO under Section 906 of the Sarbanes-Oxley Act

Exhibit 99.2 - Certification of Periodic Report from the CFO under Section 906 of the Sarbanes-Oxley Act



                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Federal Signal Corporation

11/14/02                 By:    /s/ Stephanie K. Kushner
Date                              Stephanie K. Kushner, Vice President and
                                  Chief Financial Officer






CEO Certification Under Section 302 of the Sarbanes-Oxley Act

I, Joseph J. Ross, certify that:

1. I  have  reviewed  this  quarterly  report  Form  10-Q  of  Federal  Signal
Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report.

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared.

        b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date");and

        c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date: November 14, 2002

                                                 /s/ Joseph J. Ross
                                                 Joseph J. Ross
                                                 Chairman and Chief Executive
                                                 Officer

CFO Certification under Section 302 of the Sarbanes-Oxley Act

I, Stephanie K. Kushner, certify that:

1.  I have reviewed this quarterly report Form 10-Q of Federal Signal
Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report.

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared.

       b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 14, 2002

                                                      /s/ Stephanie K. Kushner
                                                      Stephanie K. Kushner
                                                      Vice President and Chief
                                                      Financial Officer