Form 10-K
period 2002-12-31
FEDERAL SIGNAL CORP /DE/
filed 2003-03-27
CIK 277509

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2002
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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

Common  Stock,  par value$1.00 per share,         New York Stock Exchange
with preferred share purchase rights

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of voting stock held by nonaffiliates of the Registrant as of June 30, 2002.
             Common stock, $1.00 par value -- $889,617,080

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of March 1, 2003.
           Common stock, $1.00 par value - 47,967,626 shares

                  Documents  Incorporated  by  Reference

Portions of the Annual Report to Shareholders for the year ended December 31, 2002 are incorporated by reference into Parts I & II. Portions of the proxy statement for the Annual Meeting of Shareholders to be held on April 17, 2003 are incorporated by reference in Part III.




                                     PART I

Item 1.    Business.

    Federal Signal Corporation, founded in 1901, was reincorporated as a Delaware Corporation in 1969. The company is a manufacturer and worldwide supplier of safety, signaling and communications equipment, hazardous area lighting, fire rescue vehicles, vehicle-mounted aerial access platforms, street sweeping and vacuum loader vehicles, refuse collection truck bodies, high pressure water blasting systems, parking revenue and access control equipment, carbide and superhard tipped cutting tools, precision metal stamping punches and related die components, plastic injection mold components and custom on-premise signage.

    Products   produced  and  services   rendered  by  the  Registrant  and  its
subsidiaries (referred to collectively as the "Registrant" herein, unless context otherwise indicates) are divided into four major operating groups:
Safety Products, Tool, Environmental Products and Fire Rescue. A smaller group, Sign, reported as discontinued operations in the Registrant's financial statements, is currently being offered for sale. Business units are organized under each segment because they share certain characteristics, such as technology, marketing, and product application that create long-term synergies. The Financial Review and Note M - Segment Information included in the Notes to Consolidated Financial Statements contained in the Annual Report to Shareholders for the year ended December 31, 2002 are incorporated herein by reference.

    Developments,   including   acquisitions  and  divestitures  of  businesses,
considered significant to the Registrant or individual segments are described under the following discussions of the applicable groups.

Environmental Products Group

    The Environmental Products Group manufactures and markets worldwide a full range of street and parking lot sweeping, industrial vacuuming, municipal catch basin/sewer cleaning vehicles, high-performance waterblasting equipment, and refuse collection truck bodies. Products are also manufactured for the emerging markets of hydro-excavation, glycol recovery and surface cleaning. The group competes in these markets under major brand names of Elgin, Ravo, Athey, Guzzler, Jetstream, Wittke and Leach. Most sales are made to governmental customers including municipalities, private contractors and industrial plants.

    Elgin is the leading U.S. brand of street sweepers available for municipalities and contractors. Utilizing three basic cleaning methods (mechanical sweeping, vacuuming and recirculating air), Elgin brand products are primarily designed for large-scale cleaning of curbed streets, parking lots and other paved surfaces. The group acquired Five Star Manufacturing in January 1998, a manufacturer of a single-engine mechanical sweeper designed for and by contractors. This acquisition enhanced the group's share in the private contractor market. In March 2001, the group acquired all of the assets of Athey Products Corporation from bankruptcy proceedings. Athey was a primary competitor to Elgin's mechanical sweepers. Subsequent to the purchase, the group sold, or otherwise recovered for cash, a substantial portion of the assets of Athey. All sweepers are currently marketed under the Elgin brand name. Manufacture of all Elgin brand sweepers is at the Elgin, Illinois facility. Elgin's parts distribution center is also located in Elgin, Illinois.

    RAVO, headquartered in the Netherlands, is a market leader in Europe for high-quality compact self-propelled sweepers. RAVO sweepers, which utilize vacuum technology for pick-up, range in size from the compact 3 Series (2.3 cubic meters) to the popular 5 series (4.3 cubic meters). RAVO products are sold worldwide and have significant share throughout Europe, Asia, the Middle East and Latin America. The products are primarily sold through a dealer network.

    Vactor, located in Streator, Illinois, is the leading manufacturer of municipal combination catch basin/sewer cleaning vacuum trucks. The acquisition of Vactor provided a significant expansion of municipal equipment and enhanced the domestic and international dealer networks of both Elgin and Vactor. Guzzler is a leader in industrial vacuum loaders that clean up industrial waste or recover and recycle valuable raw materials. Products are designed to vacuum a full spectrum of materials - from solids and dry bulk powders to liquids, slurries and thick sludge. In late 2000, the Environmental Products Group consolidated production of its Guzzler industrial vacuum products from Birmingham, Alabama into its Streator, Illinois manufacturing facilities to take advantage of manufacturing efficiencies and technology synergies.

    Jetstream of Houston, ("Jetstream"), acquired in August 1998, is a Houston-based manufacturer of high pressure waterblast equipment and accessories for commercial and industrial cleaning and maintenance operations with pressures from 6,000 psi to 40,000 psi. This acquisition provided significant growth opportunities in existing Jetstream markets as well as strong customer base synergies for cross-selling to the industrial vacuum loader (Guzzler) contractor customers.

    In March 2000, the group acquired the Vaxjet patented closed-loop surface cleaner. This product utilizes waterblast technology to remove oil, dirt and other accumulations from various surfaces while vacuuming, filtering and recycling the wash water. This patented technology incorporates several of the Environmental Products Group's existing technologies including high-pressure water and vacuum technology. The market is still emerging and appears to be regulation driven, but could be significant as regulations are enforced. Vaxjet products are manufactured in the group's Streator, Illinois facilities.

    In September of 2002 the group acquired Leach Company of Oshkosh, WI, a leading manufacturer of rear loading refuse collection bodies. Since first revolutionizing the industry in 1959, Leach engineering has earned a reputation for developing new products, features and enhancements. Their market strength is primarily in the government and municipal markets. In addition, Leach markets via a similar dealer channel as Elgin and Vactor and therefore presents significant opportunities to expand and strengthen the worldwide Environmental Products Group dealer network.

    Wittke, a market focused manufacturer of dynamic truck mounted equipment and parts located in Medicine Hat, Alberta, Canada was acquired in October of 2002, complimenting the Leach acquisition. Wittke brand products include front load, side load and automated side load refuse truck bodies. Wittke sold direct to customers at the time of the acquisition, is particularly strong in the private contractors and large waste hauling company market segments. A parts manufacturing facility in Kelowna, B.C., Canada, was acquired along with the main manufacturing plant in Medicine Hat.

    All of the Environmental Products Group companies also have significant manufacturing, marketing and sales efforts in accessories and replacement parts for their products.

    Some products and components thereof are not manufactured by the group but are purchased for incorporation with products of the group's manufacture.

    The group competes with several U.S. and non-U.S. manufacturers. Due to the diversity of products offered, no meaningful estimate of either the number of competitors or the group's relative position within the global market can be made, although the group does believe it is a major supplier within these product lines.

    At December 31, 2002, Environmental Products Group backlog was $84.1 million compared to $68.6 million at December 31, 2001. A substantial majority of the orders in the backlog at December 31, 2002 are reasonably expected to be filled within the current fiscal year.

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

    E-One is a leading brand of fire rescue vehicles including pumpers, tankers, aerial ladder trucks, custom chassis, and airport rescue and fire fighting vehicles (each of aluminum construction for rust-free operation and energy efficiency). E-One products are marketed and sold throughout the U.S. and the world. A full range of Superior brand truck bodies are manufactured and distributed primarily for the Canadian market and U.S. wildlands markets. Superior is the leading brand of fire/emergency apparatus in Canada.

    Headquartered in Tampere, Finland, Bronto manufactures vehicle-mounted aerial access platforms. Bronto is the leading manufacturer of such platforms for fire rescue markets in the world and a leading manufacturer of heavy-duty industrial platforms.

    In January 1998, the Registrant acquired Saulsbury Fire Equipment Corp., the leading manufacturer of stainless steel-bodied fire trucks and rescue vehicles in the United States. The Saulsbury brand of steel-bodied products complements the E-One brand of aluminum-bodied fire apparatus and custom fire chassis. The acquisition of Saulsbury Fire provided the group with additional distribution, a service center in the northeast United States and additional manufacturing capacity for aluminum-bodied trucks in the U.S.

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

    At December 31, 2002, Fire Rescue Group backlog was $282.2 million compared to $241.2 million at December 31, 2001. A substantial majority of the orders in the backlog at December 31, 2002 are reasonably expected to be filled within the current fiscal year.

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

    The group's products principally consist of: emergency vehicular signaling, industrial signaling and lighting, outdoor warning systems, hazardous liquid containment products and parking revenue and control systems.

    Emergency vehicular signaling includes a variety of visual and audible warning, signaling and communications devices sold to police, fire, medical and other emergency agencies and departments, utilities and municipal services departments, vehicle towing and oversized trucking services firms. Products primarily include vehicle warning lights, sirens and auxiliary lights.

    Industrial signaling and lighting includes a variety of visual and audible warning, signaling and communications devices used by a broad range of industrial customers as well as hazardous area lighting and communications products used by mines, petrochemical plants, offshore oil platforms and other hazardous industrial sites. Products include industrial signal lights, sirens, horns, bells and solid-state audible signals, audio/visual emergency warning, intercom and evacuation systems, specialized area lights, control ballasts, connectors, and microprocessor-based public address and multi-party paging systems.

    Outdoor warning systems are primarily sold to city, state and federal emergency preparedness agencies, military agencies and departments, nuclear power plants and large industrial facilities. Products include outdoor emergency warning and evacuation systems to provide notification of natural disaster and other emergency situations.

    Hazardous liquid containment products include safety cabinets for flammables and corrosives; safety and dispenser cans; waste receptacles and disposal cans; spill control pallets and overpacks; and hazardous material storage buildings, lockers, pallets and platforms.

    Parking, revenue control, and access control equipment and systems include parking and security gates, card access readers, ticket issuing devices, coin and token units, fee computers, automatic paystations, various forms of electronic control units and personal computer-based revenue and access control systems.

    During the five-year period ending December 31, 2002, the following businesses were acquired and became part of the Safety Products Group:

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

    The backlogs of orders of the Safety Products Group products at December 31, 2002 and 2001 were $44.3 million and $31.6 million, respectively. Almost all of the backlog of orders at December 31, 2002 are reasonably expected to be filled within the current fiscal year.

Tool Group

    The Tool Group manufactures a broad range of carbide and superhard cutting tools, mold-tooling products and punches and other die components used in metal stamping and metal cutting operations.

    The cutting tool operations manufacture consumable carbide and superhard insert tooling for cutoff and deep grooving metal cutting applications. These operations include Manchester Tool Company and Clapp Dico Corporation. In July 1999, the group acquired Clapp & Haney Tool Company, the leading U.S. manufacturer and marketer of polycrystalline diamond and cubic boron nitride consumable tooling. The group's smaller Dico-brand superhard cutting-tool operations were consolidated into the larger, more efficient Whitehouse, Ohio facilities in October 2000. Together these two combined operations are now referred to as Clapp Dico.

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

    The die components and precision tooling operations manufacture and purchase for resale an extensive variety of consumable standard and special die components for the metal stamping industry. These components consist of piercing punches, matched die matrixes, punch holders or retainers, can and body punches, precision ground high alloy parts and many other products related to a metal stamper's needs. The die components and precision tooling operations also produce a large variety of consumable precision metal products for customers' nonstamping needs, including special heat exchanger tools, beverage container tools, powder compacting tools and molding components. Subsidiaries of the die components and precision tooling operations include: Dayton Progress Corporation, Dayton Progress GmbH, Jamestown Precision Tooling, Inc., Technical Tooling, Inc. (TTI) and Dayton Progress SAS.

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

    The  group's   products  are  marketed  in  the  United  States,   and  many
international markets, principally through industrial distributors. Foreign-owned manufacturing, sales and distribution facilities are located in Woodbridge, Ontario; Tokyo, Japan; Warwickshire, England; Alcobaca, Portugal; Oberursel, Germany; and Meaux, France.

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

    The order backlogs of the Tool Group as of December 31, 2002 and December 31, 2001 were $11.4 million and $10.7 million, respectively. The entire backlog of orders at December 31, 2002 is expected to be filled within the current fiscal year.

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

    The group is nationally a principal producer of high-end custom and custom-quantity signs. The group's marketing strategies focus on market segments to which it can provide a unique set of services. The group has multiple regional and national competitors. Competition for sign products and services is intense and competitive factors are largely quality, price, project and program management capabilities, aesthetic and design considerations and lease/maintenance services.

    Total backlog at December 31, 2002, applicable to sign products and services was approximately $38.1 million compared to approximately $45.8 million at December 31, 2001. A significant part of the group's sign products and services backlog relates to sign maintenance contracts that are usually performed over three to five years. At December 31, 2002, the Sign Group had a backlog of in-service sign maintenance contracts of approximately $34.0 million compared to approximately $37.5 million at December 31, 2001. With the exception of the sign maintenance contracts, most of the backlog orders at December 31, 2002 are reasonably expected to be filled within the current fiscal year.

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

    The Registrant owns a number of patents and possesses rights under others to which it attaches importance, but does not believe that its business as a whole is materially dependent upon any such patents or rights. The Registrant also owns a number of trademarks that it believes are important in connection with the identification of its products and associated goodwill with customers, but no material part of the Registrant's business is dependent on such trademarks.

    The Registrant's business is not materially dependent upon research activities relating to the development of new products or services or the improvement of existing products and services, but such activities are of importance as to some of the Registrant's products. Expenditures for research and development by the Registrant were approximately $26.5 million in 2002, $20.0 million in 2001 and $18.8 million in 2000.

    Note M - Segment and Related Information, presented in the Registrant's Annual Report to Shareholders for the year ended December 31, 2002, contains information concerning the Registrant's foreign sales, export sales and operations by geographic area, and is incorporated herein by reference.

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

    No material part of the business of the Registrant is dependent either upon a single customer or very few customers. The Registrant is in substantial compliance with federal, state and local provisions that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment. These provisions have had no material adverse impact upon capital expenditures, earnings or competitive position of the Registrant and its subsidiaries. The Registrant employed over 7,400 people in ongoing businesses at the close of 2002. The Registrant believes relations with its employees have been good.

Available Information

    The Registrant makes its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports available, free of charge, through its Internet website (http://www.federalsignal.com) as soon as reasonably practical after it electronically files or furnishes such materials to the Securities and Exchange Commission. All of the Registrant's filings may be read or copied at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. Information on the operation of the Public Filing Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically.

Item 2.    Properties.

    As of December 31, 2002, the Registrant utilized thirty-eight principal manufacturing plants located throughout North America, as well as sixteen in Europe, one in South Africa, one in South America, and one in the Far East.

    In total, the Registrant devoted approximately 2,558,000 square feet to manufacturing and 1,222,000 square feet to service, warehousing and office space as of December 31, 2002. Of the total square footage, approximately 30% is devoted to the Safety Products Group, 11% to the Tool Group, 23% to the Fire Rescue Group, 30% to the Environmental Products Group and 6% to the Sign Group. Approximately 66% of the total square footage is owned by the Registrant, with the remaining 34% being leased.

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

The Registrant has been sued by firefighters in Chicago seeking damages and claiming that exposure to the Registrant's sirens has impaired their hearing and that the sirens are therefore defective. There were sixteen cases filed during the period 1999-2002, involving a total of 1,004 plaintiffs pending in the Circuit Court of Cook County, Illinois. The plaintiff's attorneys have threatened to bring more suits if the Registrant does not settle these cases. The Registrant believes that these product liability suits have no merit and that sirens are necessary in emergency situations and save lives. The Registrant successfully defended approximately 41 similar cases in Philadelphia in 1999 after a series of unanimous jury verdicts in favor of the Registrant.

Item 4.    Submission of Matters to a Vote of Security Holders.

    No matters were submitted to a vote of security holders through the solicitation of proxies or otherwise during the three months ended December 31, 2002.

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters.

    Federal Signal Corporation's Common Stock is listed and traded on the New York Stock Exchange under the symbol FSS. Market price range and dividend per share data listed in Note S - Selected Quarterly Data (Unaudited) contained in the Annual Report to Shareholders for the years ended December 31, 2002 and 2001 is incorporated herein by reference. As of March 1, 2003, there were 3,716 holders of record of the Registrant's common stock.

    Certain long-term debt agreements impose restrictions on the Registrant's ability to pay cash dividends on its common stock. All of the retained earnings at December 31, 2002 were free of any restrictions.

Item 6.    Selected Financial Data.

    Selected  Financial  Data  contained in the  Registrant's  Annual  Report to
Shareholders for the year ended December 31, 2002 is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

    The Financial Review contained in the Registrant's Annual Report to Shareholders for the year ended December 31, 2002 is incorporated herein by reference.

Item 7a.   Qualitative and Quantitative Disclosures About Market Risk.

    The Financial Review caption "Market Risk Management" contained in the Registrant's Annual Report to Shareholders for the year ended December 31, 2002 is incorporated herein by reference.

Item 8.    Financial Statements and Supplementary Data.

    The consolidated financial statements and accompanying footnotes of the Registrant and the report of the independent auditors set forth in the Registrant's Annual Report to Shareholders for the year ended December 31, 2002 are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

    None.



                                    PART III

Item 10.   Directors and Executive Officers of the Registrant.

    The information under the caption "Election of Directors" contained in the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 17, 2003 is incorporated herein by reference.

    The following is a list of the Registrant's executive officers, their ages, business experience and positions and offices as of March 1, 2002:

    Joseph J. Ross, age 57, was elected Chairman, President and Chief Executive Officer in February 1990. Mr. Ross continues to serve in the capacities of Chairman and Chief Executive Officer.

    John A.  DeLeonardis,  age 55, was elected Vice  President-Taxes  in January
1992.

    Duane A. Doerle, age 47, was elected Vice President-Corporate Development in July 1996.

    Stephanie K. Kushner, age 47, was elected as Vice President and Chief Financial Officer in February 2002. Previously, Ms. Kushner was Vice President - Treasury and Corporate Development for FMC Technologies in 2001, Vice President and Treasurer for FMC Corporation from 1999-2001, and Director of Financial Planning of FMC Corporation from 1997-1999.

    Karen N. Latham, age 43, was elected Vice President and Treasurer in December 2002. Previously, Ms. Latham spent ten years in corporate banking (1981
- 1986 and 1987 - 1990 with Harris Bank and 1986 - 1987 with Citicorp) and seven years in corporate senior financial roles. Specifically, she was Vice President/Treasurer with Vigoro Corporation, and its successor organization, IMC Global, Inc., from 1990 to 1997 and Vice President/Chief Financial Officer with Florsheim Corporation in 1997. More recently, she was a Consultant from 1998 to 2001 with Egon Zehnder International, Inc. and a Senior Vice President from 2001 to 2002 with Coffou Partners, Inc.

    Richard L. Ritz, age 49, was elected Vice President and Controller in January 1991.

    Kim A. Wehrenberg, age 51, was elected Vice President, General Counsel and Secretary effective October 1986.

    These officers hold office until the next annual meeting of the Board of Directors following their election and until their successors shall have been elected and qualified.

    There are no family relationships among any of the foregoing executive officers.

Item 11.   Executive Compensation.

    The information contained under the caption "Executive Compensation" of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held April 17, 2003 is incorporated herein by reference.

Item 12.   Security   Ownership  of  Certain   Beneficial  Owners  and
           Management.

    The information contained under the captions "Security Ownership of Certain Beneficial Owners" and "Equity Compensation Plan Information" of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held April 17, 2003 is incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions.

    The information contained under the caption "Executive Compensation" of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held April 17, 2003 is incorporated herein by reference.

Other Matters

    The Registrant has two directors that qualify as "independent audit committee financial experts", as defined by the Sarbanes-Oxley Act and Securities and Exchange Commission, on its Audit Committee. These directors are Mr. Charles R. Campbell, Chairman of the Audit Committee and Principal of The Everest Group, and Ms. Joan E. Ryan, Senior Vice President and Chief Financial Officer of SIRVA, Inc.

                                     PART IV

Item 14.   Controls and Procedures.

(a)   Evaluation of Disclosure Controls and Procedures

      As required by new Rule 13a-15 under the Securities Exchange Act of 1934, within the 90 days prior to the date of this report, the Registrant carried out an evaluation under the supervision and with the participation of the Registrant's management, including the Chief Executive Officer
      (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the disclosure controls and procedures. Based upon that evaluation, the management, including the CEO and CFO, concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed by the Registrant in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. In connection with the new rules and as a matter of practice, the Registrant continues to review and document disclosure controls and procedures, including internal controls and procedures for financial reporting. From time to time, the Registrant may make changes aimed at enhancing the effectiveness of the controls and to ensure that the systems evolve with the business. There have been no significant changes in the internal controls or in other factors that could significantly affect internal controls subsequent to the date the Registrant carried out its evaluation.

(b)   Changes in Internal Controls

      None.

Item 15.   Exhibits,  Financial Statement Schedules and Reports on Form
8-K.

(a)1. Financial Statements

      The following consolidated financial statements of Federal Signal Corporation and Subsidiaries included in the Registrant's Annual Report to Shareholders for the year ended December 31, 2002 are filed as a part of this report and are incorporated by reference in Item 8:

           Consolidated Balance Sheets -- December 31, 2002 and 2001

           Consolidated Statements of Income -- Years ended December 31, 2002, 2001 and 2000

           Consolidated Statements of Comprehensive Income -- Years ended
           December 31, 2002, 2001 and 2000

           Consolidated Statements of Cash Flows -- Years ended December 31, 2002, 2001 and 2000

           Notes to Consolidated Financial Statements

  2.  Financial Statement Schedules

      The following consolidated financial statement schedule of Federal Signal Corporation and Subsidiaries, for the three years ended December 31, 2002 is filed as a part of this report in response to Item 14(d):

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

         b. The Registrant has no long-term debt agreements for which the related outstanding debt exceeds 10% of consolidated total assets as of December 31, 2002. Copies of debt instruments for which the related debt is less than 10% of consolidated total assets will be furnished to the Commission upon request.

      10.a. The amended 1996 Stock Benefit Plan, filed as Exhibit (10)(a) to the
            Registrant's Form 10-K for the year ended December 31, 1998 is incorporated herein by reference.

         b. Corporate Management Incentive Bonus Plan as incorporated herein.

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

         g. Pension Agreement with Stephanie K. Kushner as incorporated herein.

         h. Employment Termination Agreement with Stephanie K. Kushner as incorporated herein.

         i. Change of Control Agreement with Kim A. Wehrenberg, filed as Exhibit
            (10)(h) to the Registrant's Form 10-K for the year ended December 31, 1994 is incorporated herein by reference.

         j. Change of Control Agreement with Stephanie K. Kushner, filed as Exhibit (10) (i) to the Registrant's Form 10-K for the year ended December 31, 2001 is incorporated herein by reference.

         k. Director Deferred Compensation Plan, filed as Exhibit (10)(h) to the Registrant's Form 10-K for the year ended December 31, 1997 is incorporated herein by reference.

         l. Retirement Plan for Outside Directors (applies only to individuals who became a director prior to October 9, 1997), filed as Exhibit
            (10)(I) to the Registrant's Form 10-K for the year ended December 31, 1997 is incorporated herein by reference.

         m. Broad Based Stock Option Plan, filed as Exhibit (99) to the Registrant's Form S-8 dated January 31, 2002 is incorporated herein by reference. This plan was terminated on July 18, 2002, and no shares were issued pursuant to this plan.

      13.Annual  Report to  Shareholders  for the year ended  December 31, 2002.
         Such report, except for those portions thereof that are expressly incorporated by reference in this Form 10-K, is furnished for the information of the Commission only and is not to be deemed "filed" as part of this filing.

      21.Subsidiaries of the Registrant

      23.Consent of Independent Auditors

      99.a. CEO  Certification  of Periodic  Report under Section 906 of
            Sarbanes-Oxley Act.

         b. CFO Certification of Periodic Report under Section 906 of Sarbanes-Oxley Act.

         c. Code of Ethics for CEO and Senior Financial Officers.

(b) Reports on Form 8-K for the three months ended December 31, 2002

    None.

(c) and (d)

    The response to this portion of Item 14 is being submitted as a separate section of this report.

Other Matters

      For the purposes of complying with the amendments to the rules governing Form S-3 and Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned, the Registrant, hereby undertakes as follows, which undertaking shall be incorporated by reference into the Registrant's
Registration Statements on Form S-3 Nos. 333-71886, 333-76372 and 333-98993 dated October 19, 2001, January 7, 2002 and August 30, 2002, respectively and Form S-8 Nos. 33-12876, 33-22311, 33-38494, 33-41721, 33-49476, 33-14251,
33-89509 and 333-81798 dated April 14, 1987,  June 26, 1988,  December 28, 1990,
July 15, 1991, June 9, 1992, October 16, 1996, October 22, 1999, and January 31,
2002, respectively:

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


                                      FEDERAL SIGNAL CORPORATION



                                      By:       /s/ Joseph J. Ross
                                                  Joseph J. Ross
                                             Chairman, Chief Executive
                                               Officer and Director




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, as of March 27, 2003, by the following persons on behalf of the Registrant and in the capacities indicated.



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

       /s/ Richard L. Ritz                     /s/ James C. Janning
         Richard L. Ritz                         James C. Janning
  Vice President and Controller                      Director

                                                 /s/ Paul W. Jones
                                                   Paul W. Jones
                                                     Director

                                             /s/ James A. Lovell, Jr.
                                               James A. Lovell, Jr.
                                                     Director

                                               /s/ Walden W. O'Dell
                                                 Walden W. O'Dell
                                                     Director


                                                 /s/ Joan E. Ryan
                                                   Joan E. Ryan
                                                     Director


                                               /s/ Richard R. Thomas
                                                 Richard R. Thomas
                                                     Director


CEO Certification Under Section 302 of the Sarbanes-Oxley Act

I, Joseph J. Ross, certify that:

1.  I have reviewed this annual report Form 10-K of Federal Signal Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report.

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:
    a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared.
    b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):
    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and
    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 27, 2003

                                               /s/ Joseph J. Ross
                                                  Joseph J. Ross
                                        Chairman and Chief Executive Officer

CFO Certification under Section 302 of the Sarbanes-Oxley Act

I, Stephanie K. Kushner, certify that:

1. I have reviewed this annual report Form 10-K of Federal Signal Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report.

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:
    a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared.
    b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):
    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and
    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 27, 2003

                                             /s/ Stephanie K. Kushner
                                                 Stephanie K. Kushner
                                     Vice President and Chief Financial Officer




                                                                     SCHEDULE II



                    FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
                        Valuation and Qualifying Accounts

          For the Years Ended December 31, 2002, 2001 and 2000



                                                          Deductions
                                             Additions     Accounts
                                Balance at   Charged to   written off   Balance
                                  beginning   costs and     net of      at end
        Description                of year    expenses    recoveries    of year
        -----------               --------   --------      ---------    -------

Deducted from asset accounts -
 Allowance for doubtful accounts

  Year ended December 31, 2002:
    Manufacturing activities      $2,355,000                         $2,640,000
    Financial service activities   1,005,000                          1,002,000
                                   ---------                          ---------
    Total                         $3,360,000 $2,290,000  $2,008,000  $3,642,000

  Year ended December 31, 2001:
    Manufacturing activities      $2,629,000                         $2,355,000
    Financial service activities     683,000                          1,005,000
                                   ---------                          ---------
    Total                         $3,312,000 $2,382,000  $2,334,000  $3,360,000

  Year ended December 31, 2000:
    Manufacturing activities      $2,901,000                         $2,629,000
    Financial service activities     976,000                            683,000
                                   ---------                          ---------
    Total                         $3,877,000   $881,000  $1,446,000  $3,312,000