Form 10-Q
period 2003-03-31
FEDERAL SIGNAL CORP /DE/
filed 2003-05-15
CIK 277509

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Title
Common Stock, $1.00 par value   47,979,000 shares outstanding at April 30, 2003

Part I. Financial Information

Item 1. Financial Statements

INTRODUCTION

The consolidated condensed financial statements of Federal Signal Corporation and subsidiaries included herein have been prepared by the Registrant, without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

   FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
   CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)



                                   Three months ended March 31,
                                         2003                2002
                                  -----------         -----------

Net sales                        $291,951,000        $245,644,000
Costs and expenses:
 Cost of sales                   (217,602,000)       (175,754,000)
 Selling, general and
  administrative                  (63,134,000)        (51,277,000)
                                  -----------        ------------
Operating income                   11,215,000          18,613,000
Interest expense                   (4,895,000)         (4,783,000)
Other income, net                     130,000             154,000
Minority interest                     173,000              28,000
                                  -----------         -----------
Income from continuing
 operations before income
 taxes                              6,623,000          14,012,000
Income taxes                         (156,000)         (4,218,000)
                                  -----------         -----------
Income from continuing
 operations                         6,467,000           9,794,000
Cumulative effect of
 change in accounting                                  (7,984,000)
                                  -----------         -----------
Net income                       $  6,467,000        $  1,810,000
                                  ===========         ===========

COMMON STOCK DATA:

Basic and diluted net income
  per share:
  Income from continuing
   operations                            $.14                $.22
  Cumulative effect of
   change in accounting                                      (.18)
                                          ---                 ---
     Net income                          $.14                $.04
                                          ===                 ===

Weighted average common
 shares outstanding
  Basic                            47,859,000          45,133,000
  Diluted                          47,864,000          45,327,000

Cash dividends per share
 of common stock                         $.20                $.20




   See notes to condensed consolidated financial statements.

   FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
   CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)



                                        Three months ended March 31,
                                             2003                 2002
                                       ----------           ----------

      Net income                      $ 6,467,000          $ 1,810,000
      Other comprehensive income
      (loss), net of tax -
       Foreign currency
        translation adjustments         3,039,000           (1,044,000)
       Net derivative gain, cash
        flow hedges                     1,443,000
                                       ----------           ----------
      Comprehensive income            $10,949,000          $   766,000
                                       ==========           ==========



   See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                  March 31,         December 31,
                                                    2003              2002 (a)
                                              -------------       -------------
                                                (Unaudited)
ASSETS

Manufacturing activities
Current assets:
 Cash and cash equivalents                  $     9,437,000     $     9,782,000
 Trade accounts receivable,
  net of allowances for
  doubtful accounts                             201,195,000         181,843,000
 Inventories:
  Raw materials                                  72,589,000          68,879,000
  Work in process                                64,884,000          63,971,000
  Finished goods                                 42,579,000          50,952,000
 Prepaid expenses                                18,773,000          19,390,000
                                              -------------       -------------
 Total current assets                           409,457,000         394,817,000

 Properties and equipment:
   Land                                           5,932,000           6,251,000
   Buildings and improvements                    70,729,000          69,359,000
   Machinery and equipment                      236,404,000         233,677,000
   Accumulated depreciation                    (170,472,000)       (165,355,000)
                                              -------------       -------------
   Net properties and equipment                 142,593,000         143,932,000
                                              -------------       -------------

 Goodwill, net of accumulated
  amortization                                  350,144,000         348,435,000

 Other deferred charges and assets               44,032,000          44,046,000
                                              -------------       -------------

 Total manufacturing assets                     946,226,000         931,230,000

Net assets of discontinued operations,
 including financial assets                      10,766,000          10,392,000


Financial services activities - Lease
 financing receivables, net of
 allowances for doubtful accounts               227,539,000         226,788,000


                                              -------------       -------------

Total assets                                $ 1,184,531,000     $ 1,168,410,000
                                              =============       =============



See notes to condensed consolidated financial statements.

(a) The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS -- Continued


                                                    March 31,       December 31,
                                                      2003            2002 (a)
                                                --------------    -------------
                                                  (Unaudited)
LIABILITIES

Manufacturing activities
 Current liabilities:
   Short-term borrowings                    $      12,603,000   $    16,432,000
   Trade accounts payable                          91,147,000        76,082,000
   Accrued liabilities and income taxes           126,969,000       129,370,000
                                                -------------     -------------
   Total current liabilities                      230,719,000       221,884,000
  Long-term borrowings                            274,840,000       279,544,000
  Long-term pension liabilities                    36,326,000        32,656,000
  Deferred income taxes                            36,127,000        33,495,000
                                                -------------     -------------
  Total manufacturing liabilities                 578,012,000       567,579,000
                                                -------------     -------------

Financial services activities - Borrowings        202,933,000       202,022,000

Minority interest in subsidiary                       571,000           744,000

SHAREHOLDERS' EQUITY
  Common stock - par value                         48,407,000        48,394,000
  Capital in excess of par value                   91,138,000        91,114,000
  Retained earnings                               310,603,000       313,684,000
  Treasury stock                                  (14,835,000)      (18,026,000)
  Deferred stock awards                            (2,815,000)       (3,136,000)
  Accumulated other comprehensive loss            (29,483,000)      (33,965,000)
                                                -------------     -------------
  Total shareholders' equity                      403,015,000       398,065,000
                                                -------------     --------------

Total liabilities and shareholders'
 equity                                     $   1,184,531,000   $ 1,168,410,000
                                                =============     =============



See notes to condensed consolidated financial statements.

(a) The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                   Three Months Ended March 31,
                                                         2003              2002
                                                   ----------        ----------
Operating activities:
  Net income                                     $  6,467,000     $   1,810,000
  Cumulative effect of change in accounting                           7,984,000
  Depreciation                                      6,010,000         5,230,000
  Amortization                                        575,000           478,000
  Working capital changes and other                 4,848,000        18,411,000
                                                   ----------        ----------
  Net cash provided by operating activities        17,900,000        33,913,000

Investing activities:
  Purchases of properties and equipment            (4,489,000)       (2,763,000)
  Principal extensions under lease
   financing agreements                           (39,276,000)      (37,513,000)
  Principal collections under lease
   financing agreements                            38,419,000        37,037,000
  Other, net                                        1,193,000        (2,929,000)
                                                   ----------        ----------
  Net cash used for investing activities           (4,153,000)       (6,168,000)

Financing activities:
  Increase (decrease) in short-term
   borrowings, net                                    158,000       (11,544,000)
  Decrease in long-term borrowings                 (4,326,000)       (1,942,000)
  Purchases of treasury stock                        (116,000)       (4,356,000)
  Cash dividends paid to shareholders              (9,548,000)       (8,814,000)
  Other, net                                         (260,000)        2,095,000
                                                   ----------        ----------
  Net cash used for financing activities          (14,092,000)      (24,561,000)
                                                   ----------        ----------

Increase (decrease) in cash
 and cash equivalents                                (345,000)        3,184,000
Cash and cash equivalents at
 beginning of period                                9,782,000        16,882,000
                                                   ----------        ----------
Cash and cash equivalents at
 end of period                                   $  9,437,000     $  20,066,000
                                                   ==========        ==========


See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. It is suggested that the condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

2. In the opinion of the Registrant, the information contained herein reflects all adjustments necessary to present fairly the Registrant's financial position, results of operations and cash flows for the interim periods. Such adjustments are of a normal recurring nature. The operating results for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year of 2003.

3. The following table illustrates the effect on net income and earnings per share for the three-month periods ended March 31, 2003 and 2002 if the Registrant had applied the fair value recognition provisions of SFAS No. 123 to all stock-based employee compensation. For purposes of pro forma disclosure, the estimated fair value of the options using a Black-Scholes option pricing model is amortized to expense over the option's vesting period.

                                                         Three Months Ended
                                                              March 31,
                                                         2003           2002
                                                         ----           ----

        Reported net income                       $ 6,467,000    $ 1,810,000
        Deduct:  Total stock-based employee
          compensation expense determined under
          the fair-value method for all awards,
          net of related tax effects                 (195,000)      (249,000)

                                                    ---------      ---------
        Pro forma net income                      $ 6,272,000    $ 1,561,000
                                                    =========      =========

        Basic net income per common share:
         Reported net income                             $.14           $.04
         Pro forma net income                            $.13           $.03
        Diluted net income per share:
         Reported net income                             $.14           $.04
         Pro forma net income                            $.13           $.03

        The Registrant recorded stock-based employee compensation expense, net of related tax effects, of $448,000 and $366,000 for the three months ended March 31, 2003 and 2002, respectively.

        The intent of the Black-Scholes option valuation model is to provide estimates of fair values of traded options that have no vesting restrictions and are fully transferable. Options valuation models require the use of highly subjective assumptions including expected stock price volatility. The Registrant has utilized the Black-Scholes method to calculate the pro forma disclosures required under SFAS No. 123 and 148. In management's opinion, existing valuation models do not necessarily provide a reliable single measure of the fair value of its employee stock options because the Registrant's employee stock options have significantly different characteristics from those of traded options and the assumptions used in applying option valuation methodologies, including the Black-Scholes model, are highly subjective.

4. Interest paid for the three-month periods ended March 31, 2003 and 2002 was $373,000 and $3,159,000, respectively. Income taxes paid for these same periods were $911,000 and $891,000, respectively.

5. The Registrant's effective tax rate totaled 2.4% and 30.1% for the three-month periods ended March 31, 2003 and 2002, respectively. A $1,863,000 tax benefit was recorded for the three months ended March 31, 2003 associated with the closure of a production facility in the United Kingdom.

6. The Registrant adopted SFAS No. 142, and accordingly discontinued the amortization of goodwill effective January 1, 2002. As part of the adoption, the Registrant completed a transitional goodwill impairment test and determined that $7,984,000 of goodwill related to a niche Tool group business was impaired. This amount was recognized as a charge to net income as a cumulative effect of a change in accounting. The
        Registrant determined the fair value of the reporting unit by calculating the present value of expected future cash flows.

        Changes in the carrying amount of goodwill for the quarter ended March 31, 2003, by operating segment, are as follows:



                    Environmental     Fire          Safety
                      Products       Rescue        Products         Tool          Total

Goodwill balance
 January 1, 2003    $128,857,000   $36,930,000   $99,985,000   $82,663,000   $348,435,000

Translation and
 other                   681,000       635,000       294,000        99,000      1,709,000
                     -----------    ----------   -----------    ----------    -----------
Goodwill balance
  March 31, 2003    $129,538,000   $37,565,000  $100,279,000   $82,762,000   $350,144,000
                     ===========    ==========   ===========    ==========    ===========



        Other intangible assets (amortized and not amortized) were insignificant for the quarter ended March 31, 2003.

7. In September 2002, the Registrant acquired Leach Company of Oshkosh, Wisconsin, a leading manufacturer of rear load refuse collection bodies. In October 2002, the Registrant also acquired Wittke, Inc., a manufacturer of dynamic truck-mounted refuse collection equipment located in Medicine Hat, Alberta and Kelowna, British Columbia. The assigned values of these acquisitions are based upon preliminary estimates. The Registrant is currently in the process of obtaining valuations of the acquired companies' assets and liabilities, which will determine the final allocation of the purchase prices.

8. The Registrant is subject to various claims, other pending and possible legal actions for product liability and other damages arising out of the conduct of the Registrant's business. The Registrant believes, based on current knowledge and after consultation with counsel, that the outcome of such claims and actions will not have a material adverse effect on the Registrant's consolidated financial position or the results of operations.

        The Registrant has been sued by firefighters in Chicago seeking damages and claiming that exposure to the Registrant's sirens has impaired their hearing and that the sirens are therefore defective. There are presently sixteen cases filed during the period 1999-2002, involving a total of 1,004 plaintiffs pending in Circuit Court in Cook County, Illinois. The plaintiffs' attorneys have threatened to bring more suits if the Registrant does not settle these cases. The Registrant believes that these product liability suits have no merit and that sirens are necessary in emergency situations and save lives. The Registrant successfully defended approximately 41 similar cases in Philadelphia in 1999 after a series of unanimous jury verdicts in favor of the Registrant.

9. The following table summarizes the information used in computing basic and diluted income per share:

                                                      Three Months Ended
                                                           March 31,
                                                         2003           2002
                                                         ----           ----
        Numerators for both basic and diluted
         income per share computations:
           Income from continuing operations      $ 6,467,000    $ 9,794,000
           Cumulative effect of change in
            accounting                                            (7,984,000)
                                                    ---------      ---------
           Net income                             $ 6,467,000    $ 1,810,000
                                                    =========      =========


        Denominator for basic income per share -
         weighted average shares outstanding       47,859,000     45,133,000
        Effect of employee stock options
         (dilutive potential common shares)             5,000        194,000
                                                   ----------     ----------
        Denominator for diluted income per share
         - adjusted shares                         47,864,000     45,327,000
                                                   ==========     ==========

10. The following table summarizes the Registrant's operations by segment for the three-month periods ended March 31, 2003 and 2002:

                                                    Three Months Ended March 31,
                                                          2003             2002
           Net sales
             Environmental Products               $ 84,712,000     $ 74,752,000
             Fire Rescue                            98,662,000       67,249,000
             Safety Products                        67,188,000       64,645,000
             Tool                                   41,389,000       38,998,000
                                                   -----------       ----------
             Total net sales                      $291,951,000     $245,644,000
                                                   ===========      ===========


           Operating income
             Environmental Products               $  1,605,000     $  6,587,000
             Fire Rescue                             2,123,000        1,669,000
             Safety Products                         6,530,000        9,267,000
             Tool                                    4,472,000        4,124,000
             Corporate expense                      (3,515,000)      (3,034,000)
                                                   -----------      -----------
             Total operating income                 11,215,000       18,613,000
           Interest expense                         (4,895,000)      (4,783,000)
           Minority interest                           173,000           28,000
           Other income                                130,000          154,000
                                                   -----------      -----------
           Income before income taxes             $  6,623,000     $ 14,012,000
                                                   ===========      ===========


        There have been no material changes in total assets from the amount disclosed in the Registrant's last annual report.

11. The Registrant issues product performance warranties to customers with the sale of its products. The specific terms and conditions of these warranties vary depending upon the product sold and country in which the Registrant conducts business with warranty periods generally ranging from 6 months to 5 years. The Registrant estimates the costs that may be incurred under its basic limited warranty and records a liability in the amount of such costs at the time the sale of the related product is recognized. Factors that affect the Registrant's warranty liability include the number of units under warranty from time to time, historical and anticipated rates of warranty claims and costs per claim. The Registrant periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. The Registrant assumed $8,438,000 of product performance warranties as a result of 2002 acquisitions. Changes in the Registrant's warranty liabilities for the three-month periods ended March 31, 2003 and 2002 were as follows:

                                                      Three Months Ended
                                                           March 31,
                                                         2003           2002
                                                         ----           ----

        Balance at January 1                      $13,714,000    $ 6,786,000
        Provisions to expense                       2,884,000      2,509,000
        Actual costs incurred                      (4,067,000)    (2,538,000)
                                                   ----------     ----------
        Balance at March 31                       $12,531,000    $ 6,757,000
                                                   ==========     ==========

12. In September 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Exit or Disposal Activities." SFAS No. 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that were accounted for under EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." The scope of SFAS No. 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. The adoption of the provisions of SFAS No. 146 on January 1, 2003 did not have a material impact on the Registrant's consolidated financial position, results of operations or cash flows.

13. In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires the recognition of a liability for certain guarantee obligations issued or modified after December 31, 2002. FIN 45 also clarifies disclosure requirements to be made by a guarantor for certain guarantees. The disclosure provisions of FIN 45 were effective for fiscal years ending after December 15, 2002. The Registrant adopted the disclosure provisions of FIN 45 as of December 31, 2002 and the accounting requirements on January 1, 2003, which did not have a material impact on the Registrant's consolidated financial position, results of operations or cash flows.

14. On April 30, 2003, the Registrant completed the sale of the Sign Group to a third party for cash proceeds of $7,453,000 and a note receivable totaling $4,250,000. The Registrant retained certain assets and liabilities in conjunction with the sale. The Sign Group manufactures illuminated, nonilluminated and electronic advertising sign displays primarily for commercial and industrial markets and contracts to provide maintenance services for the signs it manufactures as well as signs manufactured by others. The Sign Group was carried as a discontinued business since the strategic decision was made to exit the business. The Registrant does not expect a material financial statement effect resulting from the transaction.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS
FIRST QUARTER 2003

Comparison with First Quarter 2002

Federal Signal Corporation reported diluted earnings per share from continuing operations of $.14 for the first quarter of 2003 on sales of $292 million. This compares to earnings per share of $.22 on sales of $246 million for the same period in 2002. The 19% increase in sales was largely associated with higher North American sales of fire rescue equipment and the addition of sales associated with the two refuse truck body acquisitions made during the latter part of 2002. The reduction in earnings was attributable to lower operating margins for Environmental Products and Safety Products, driven mainly by weaker municipal customer sales and a lower margin sales mix.

Also affecting first quarter 2003 operating income were charges primarily associated with plant consolidations and manufacturing transitions in three of four groups. Offsetting these charges was a low effective tax rate resulting from a tax benefit associated with the closure and consolidation of a foreign production facility. The net impact on income of these charges, offset by the tax benefit, increased first quarter earnings by $.01 per share.

Environmental Products Group sales increased 13% from 2002 and operating margin declined significantly to 1.9% versus 8.8% in the prior year. The increase in sales reflects the acquisition of two refuse truck body companies in late 2002. Although refuse truck body sales contribute to a year-over-year sales increase, weakening demand has resulted in low throughput and cost absorption for this business. Margins were lower for all operating units. Average margins for sewer cleaners declined because of low sales volumes associated with weak municipal markets that led to low utilization of fixed costs. Sweeper margins were impacted adversely by sales mix, costs associated with combining production facilities and higher costs associated with the conversion of our European sweeper line to meet new EU standards.

Fire Rescue Group sales increased 47% to $99 million. Operating margin was essentially flat at 2.2%. Sales rose significantly versus a weak first quarter of 2002. The operating margin remained low, due to a lower margin mix of European sales and higher costs at the company's Netherlands-based joint venture. U.S. operating units improved margins and earnings slightly as production throughput has risen and manufacturing efficiencies are improving. The business continues to invest heavily in projects to improve the selling and manufacturing processes; these additional expenses largely offset the benefit of higher sales volumes in the quarter.

Safety Products Group sales rose 4% to $67 million. Operating margin declined to 9.7% from 14.3% in 2002. The increase in revenue reflects progress on the Dallas/Ft. Worth International Airport project and higher international sales, which more than offset the adverse impact of weaker domestic municipal sales. Operating margins were lower due to higher pension costs, a lower margin sales mix and costs associated with the shutdown of a production facility in the U.K.

Tool Group sales rose 6% to $41 million. Operating margin rose to 10.8% from 10.6%. Sales and margins for die component tools for metal stamping were significantly higher in international markets, benefiting in part from the strength of the Euro. Partly offsetting were weaker U.S. cutting tool sales, which were impacted in part by lower demand from certain automotive customers. Operating margins improved despite higher pension costs, initial operating inefficiencies associated with the start-up of the new plant in Portugal and the expenses for shutdown of a facility in New York.

Gross margin decreased from 28.5% in the first quarter of 2002 to 25.5% in the first quarter of 2003, primarily due to the weakening demand in the refuse truck body business, a higher concentration of gross margin contribution from the Fire Rescue Group and higher pension costs. Selling, general and administrative expenses as a percent of net sales increased to 21.6% from 20.9% primarily as a result of shutdown expenses, costs incurred to improve selling processes and higher pension costs. Interest expense was flat with 2002, as the impact of slightly higher debt balances was offset by lower short-term interest rates. The effective tax rate was sharply lower, at 2.4%, due to the one-time benefit of a tax deduction associated with the closure of a production facility in the U.K. Including this benefit, the full-year effective tax rate is projected to be approximately 26%.
This compares to 24% in 2002.

Seasonality of Registrant's Business

Certain of the Registrant's businesses are susceptible to the influences of seasonal buying or delivery patterns. The Registrant's businesses which tend to have lower sales in the first calendar quarter compared to other quarters as a result of these influences are street sweeping, outdoor warning, municipal emergency signal products, parking systems and fire rescue products.

Financial Position and Liquidity at March 31, 2003

Operating cash flow totaled $18 million for the quarter, reflecting a modest improvement in working capital through the reduction in inventories and increased payables, offset in part by higher receivables. For the quarter, inventory turns averaged 4.7, up from an average of 4.3 in 2002, due to improvements associated with lean enterprise initiatives. Versus the first quarter of 2002, operating cash flow was down $16 million because of the timing of collections of receivables.

Manufacturing debt was reduced in the first quarter to $287 million, or 43% of capitalization, a slight improvement versus the 44% level at year-end 2002.

Current  financial   resources  and  anticipated  funds  from  the  Registrant's operations are expected to be adequate to meet future cash requirements.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, within the 90 days prior to the date of this report, the Registrant carried out an evaluation under the supervision and with the participation of the Registrant's management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the disclosure controls and procedures. Based upon that evaluation, the management, including the CEO and CFO, concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed by the Registrant in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. In connection with the rules and as a matter of practice, the Registrant continues to review and document disclosure controls and procedures, including internal controls and procedures for financial reporting. From time to time, the Registrant may make changes aimed at enhancing the effectiveness of the controls and to ensure that the systems evolve with the business. There have been no significant changes in the internal controls or in other factors that could significantly affect internal controls subsequent to the date the Registrant carried out its evaluation.

Changes in internal controls

None.

Part II. Other Information

Responses to items two and three are omitted since these items are either inapplicable or the response thereto would be negative.

Item 1.  Legal Proceedings

The Registrant is subject to various claims, other pending and possible legal actions for product liability and other damages arising out of the conduct of the Registrant's business. The Registrant believes, based on current knowledge and after consultation with counsel, that the outcome of such claims and actions will not have a material adverse effect on the Registrant's consolidated financial position or the results of operations.

The Registrant has been sued by firefighters in Chicago seeking damages and claiming that exposure to the Registrant's sirens has impaired their hearing and that the sirens are therefore defective. There are presently sixteen cases filed during the period 1999-2002, involving a total of 1,004 plaintiffs pending in Circuit Court in Cook County, Illinois. The plaintiffs' attorneys have threatened to bring more suits if the Registrant does not settle these cases. The Registrant believes that these product liability suits have no merit and that sirens are necessary in emergency situations and save lives. The Registrant successfully defended approximately 41 similar cases in Philadelphia in 1999 after a series of unanimous jury verdicts in favor of the Registrant.

Item 4.  Submission of Matters to a Vote of Security Holders

At its Annual Meeting of Stockholders on April 17, 2003, the stockholders of the Registrant voted to elect three directors. Out of the 47,967,626 shares entitled to vote, holders of 40,843,128 shares voted.

Shareholders elected Joan E. Ryan, James C. Janning and Joseph J. Ross as directors for three-year terms. Holders of 39,827,487; 39,548,889 and 39,681,455 shares voted for the respective directors, while holders of 1,015,641; 1,294,239 and 1,161,673 shares withheld votes regarding the respective directors.

The shareholders also approved an amendment of the Federal Signal Corporation Stock Benefit Plan adding 1,500,000 shares to the plan and allowing directors to elect to receive stock awards in lieu of their cash director fees. The vote was 37,582,771 shares for the amendment; 2,792,693 against and 467,664 abstaining.

Item 5.  Other Information

The Registrant has two directors that qualify as financial experts, as defined in the Sarbanes-Oxley Act and Securities and Exchange Commission regulations, on its Audit Committee. They are Ms. Joan E. Ryan, Senior Vice President and Chief Financial Officer of SIRVA, Inc., and Mr. Charles R. Campbell, Chairman of the Audit Committee, a principal in The Everest Group and formerly Senior Vice President and Chief Financial and Administrative Officer of the Registrant until 1995.

The Audit Committee has approved the following fees for Ernst & Young LLP, the Registrant's independent public accountants, for 2003: audit services of $680,000; audit-related fees of $94,000; non-audit income tax advising and compliance fees of $282,000; and other non-audit fees of $54,000.

Item 6.  Exhibits and Reports on Form 8-K

Exhibit 99.1 -- Certification of Periodic Report from the CEO under Section 906 of the Sarbanes-Oxley Act
Exhibit 99.2 -- Certification of Periodic Report from the CFO under Section 906 of the Sarbanes-Oxley Act

The Registrant did not file any Form 8-Ks during the three months ended March 31, 2003.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           Federal Signal Corporation

5/12/03                  By: /s/ Stephanie K. Kushner
Date                         Stephanie K. Kushner
                             Vice President and Chief Financial Officer

CEO Certification Under Section 302 of the Sarbanes-Oxley Act

I, Joseph J. Ross, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Federal Signal Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c)      presented  in  this   quarterly   report  our   conclusions   about  the
        effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date: May 12, 2003

                                            /s/ Joseph J. Ross
                                            Joseph J. Ross
                                            Chairman and Chief Executive Officer

CFO Certification under Section 302 of the Sarbanes-Oxley Act

I, Stephanie K. Kushner, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Federal Signal Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)      presented  in  this   quarterly   report  our   conclusions   about  the
        effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date: May 12, 2003
                                      /s/ Stephanie K. Kushner
                                      Stephanie K. Kushner
                                      Vice President and Chief Financial Officer