Form 10-Q
period 2003-06-30
FEDERAL SIGNAL CORP /DE/
filed 2003-08-14
CIK 277509

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

(Mark One)

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Title
Common Stock, $1.00 par value     47,969,000 shares outstanding at July 31, 2003

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


FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)



                                  Three months ended June 30,       Six months ended June 30,
                                         2003            2002             2003            2002

    Net sales                   $ 311,041,000   $ 257,864,000    $ 602,992,000   $ 503,508,000
    Costs and expenses:
       Cost of sales             (227,950,000)   (183,117,000)    (445,552,000)   (358,871,000)
       Selling, general and
        administrative            (63,981,000)    (54,345,000)    (127,115,000)   (105,622,000)
                                  -----------     -----------      -----------     -----------
    Operating income               19,110,000      20,402,000       30,325,000      39,015,000
    Interest expense               (5,140,000)     (5,064,000)     (10,035,000)     (9,847,000)
    Other income (expense),
     net                               62,000        (440,000)         192,000        (286,000)
    Minority interest                  36,000         (43,000)         209,000         (15,000)
                                  -----------     -----------      -----------     -----------
    Income from continuing
     operations before income
     taxes                         14,068,000      14,855,000       20,691,000      28,867,000
    Income taxes                   (4,121,000)     (4,143,000)      (4,277,000)     (8,361,000)
                                  -----------     -----------      -----------     -----------
    Income from continuing
     operations                     9,947,000      10,712,000       16,414,000      20,506,000
    Loss on disposal of
     discontinued operations,
      net of tax benefit of
      $222,000                       (369,000)                        (369,000)
    Cumulative effect of
     change in accounting                                                           (7,984,000)
                                  -----------     -----------      -----------     -----------
    Net income                  $   9,578,000   $  10,712,000    $  16,045,000   $  12,522,000
                                  ===========     ===========      ===========     ===========

    COMMON STOCK DATA:
    Basic and diluted net
     income per share:
      Income from continuing
       operations                        $.21            $.24             $.34            $.45
      Loss on disposal of
       discontinued operations           (.01)                            (.01)
      Cumulative effect of
       change in accounting                                                               (.18)
                                          ---             ---              ---             ---
      Net income*                        $.20            $.24             $.33            $.28
                                          ===             ===              ===             ===

    Weighted average common
     shares outstanding
      Basic                        47,977,000      45,264,000       47,918,000      45,198,000
      Diluted                      48,016,000      45,461,000       47,940,000      45,394,000

    Cash dividends per share             $.20            $.20             $.40            $.40
     of common stock

   * amounts above may not add due to rounding


See notes to condensed consolidated financial statements.


FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)



                                  Three months ended June 30,       Six months ended June 30,
                                        2003            2002             2003            2002

  Net income                   $   9,578,000   $  10,712,000    $  16,045,000   $  12,522,000
  Other comprehensive income
  (loss), net of tax -
   Foreign currency
    translation adjustments        3,491,000       6,471,000        6,530,000       5,427,000
   Net derivative gain
    (loss), cash flow hedges         843,000        (613,000)       2,286,000        (613,000)

                                  ----------      ----------       ----------      ----------
  Comprehensive income         $  13,912,000   $  16,570,000    $  24,861,000   $  17,336,000
                                  ==========      ==========       ==========      ==========



See notes to condensed consolidated financial statements.



FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                          June 30,         December 31,
                                                             2003            2002 (a)
                                                        ----------          ----------
                                                        (Unaudited)
ASSETS

Manufacturing activities
 Current assets:
  Cash and cash equivalents                        $     9,455,000    $     9,782,000
  Trade accounts receivable, net of allowances
   for doubtful accounts                               210,138,000        181,843,000
  Inventories:
   Raw materials                                        67,829,000         68,879,000
   Work in process                                      59,600,000         63,971,000
   Finished goods                                       45,828,000         50,952,000
  Prepaid expenses                                      19,317,000         19,390,000
                                                     -------------      -------------
 Total current assets                                  412,167,000        394,817,000

 Properties and equipment:
   Land                                                  5,954,000          6,251,000
   Buildings and improvements                           69,175,000         69,359,000
   Machinery and equipment                             239,544,000        233,677,000
   Accumulated depreciation                           (175,005,000)      (165,355,000)
                                                     -------------      -------------
   Net properties and equipment                        139,668,000        143,932,000
                                                     -------------      -------------

 Goodwill, net of accumulated amortization             353,882,000        348,435,000

 Other deferred charges and assets                      55,108,000         44,046,000
                                                     -------------      -------------

Total manufacturing assets                             960,825,000        931,230,000

Net assets of discontinued operations, including
 financial assets                                                          10,392,000

Financial services activities - Lease financing
 receivables, net of allowances for doubtful
 accounts                                              227,483,000        226,788,000
                                                     -------------      -------------

Total assets                                       $ 1,188,308,000    $ 1,168,410,000
                                                     =============      =============



See notes to condensed consolidated financial statements.

(a) The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date.


FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS -- Continued


                                                           June 30,         December 31,
                                                              2003             2002 (a)
                                                           --------         -----------
                                                         (Unaudited)
 LIABILITIES

Manufacturing activities
 Current liabilities:
  Short-term borrowings                            $    45,463,000    $    16,432,000
  Trade accounts payable                                89,057,000         76,082,000
  Customer deposits                                     33,171,000         28,326,000
  Accrued liabilities and income taxes                 105,932,000        101,044,000
                                                     -------------      -------------
   Total current liabilities                           273,623,000        221,884,000
 Long-term borrowings                                  228,707,000        279,544,000
 Long-term pension liabilities                          39,127,000         32,656,000
 Deferred income taxes                                  39,779,000         33,495,000
                                                     -------------      -------------
   Total manufacturing liabilities                     581,236,000        567,579,000
                                                     -------------      -------------

Financial services activities - Borrowings             198,934,000        202,022,000

Minority interest in subsidiary                            535,000            744,000

SHAREHOLDERS' EQUITY
 Common stock - par value                               48,418,000         48,394,000
 Capital in excess of par value                         91,303,000         91,114,000
 Retained earnings                                     310,540,000        313,684,000
 Treasury stock                                        (14,836,000)       (18,026,000)
 Deferred stock awards                                  (2,673,000)        (3,136,000)
 Accumulated other comprehensive income                (25,149,000)       (33,965,000)
                                                     -------------      -------------
  Total shareholders' equity                           407,603,000        398,065,000
                                                     -------------      -------------

  Total liabilities and shareholders' equity       $ 1,188,308,000    $ 1,168,410,000
                                                     =============      =============



See notes to condensed consolidated financial statements.

(a) The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date.



FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                           Six Months Ended June 30,
                                                                 2003              2002
Operating activities:
  Net income                                         $   16,045,000    $   12,522,000
  Cumulative effect of change in accounting                                 7,984,000
  Loss on disposal of discontinued operations               369,000
  Depreciation                                           11,911,000        10,565,000
  Amortization                                            1,041,000           977,000
  Working capital changes and other                      17,882,000        25,101,000
                                                         ----------        ----------
   Net cash provided by operating activities             47,248,000        57,149,000

Investing activities:
  Purchases of properties and equipment                  (8,777,000)       (8,347,000)
  Principal extensions under lease financing
   agreements                                           (80,015,000)      (77,675,000)
  Principal collections under lease financing
   agreements                                            79,214,000        80,151,000
  Proceeds from sale of discontinued operations           7,453,000
  Other, net                                             (1,637,000)       (2,626,000)
                                                         ----------      ------------
   Net cash used for investing activities                (3,762,000)       (8,497,000)

Financing activities:
  Increase (decrease) in short-term borrowings, net     (70,981,000)      (29,034,000)
  Increase (decrease) in long-term borrowings            45,141,000        (2,021,000)
  Purchases of treasury stock                              (117,000)       (4,328,000)
  Cash dividends paid to shareholders                   (19,142,000)      (17,866,000)
  Other, net                                              1,286,000         2,222,000
                                                         ----------        ----------
   Net cash used for financing activities               (43,813,000)      (51,027,000)

Decrease in cash and cash equivalents                      (327,000)       (2,375,000)
Cash and cash equivalents at beginning of period          9,782,000        16,882,000
                                                          ---------        ----------
Cash and cash equivalents at end of period           $    9,455,000    $   14,507,000
                                                          =========        ==========



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

2. In the opinion of the Registrant, the information contained herein reflects all adjustments necessary to present fairly the Registrant's financial position, results of operations and cash flows for the interim periods. Such adjustments are of a normal recurring nature. The operating results for the three months and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year of 2003.

3. The following table illustrates the effect on net income and earnings per share for the six-month periods ended June 30, 2003 and 2002 if the Registrant had applied the fair value recognition provisions of SFAS No. 123 to all stock-based employee compensation. For purposes of pro forma disclosure, the estimated fair value of the options using a Black-Scholes option pricing model is amortized to expense over the option's vesting period.

                                                   Six Months Ended June 30,
                                                         2003           2002

        Reported net income                       $16,045,000    $12,522,000
        Deduct:  Total stock-based employee
          compensation expense determined under
          the fair-value method for all awards,
          net of related tax effects                 (393,000)      (516,000)
                                                   ----------     ----------
        Pro forma net income                      $15,652,000    $12,006,000
                                                   ==========     ==========

        Basic net income per common share:
         Reported net income                             $.33           $.28
         Pro forma net income                            $.33           $.27
        Diluted net income per share:
         Reported net income                             $.33           $.28
         Pro forma net income                            $.33           $.26

      The Registrant recorded stock-based employee compensation expense of $766,000 and $732,000 for the six months ended June 30, 2003 and 2002, respectively.

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

4. Interest paid for the six-month periods ended June 30, 2003 and 2002 was $10,668,000 and $10,021,000, respectively. Income taxes paid for these same periods were $2,701,000 and $3,722,000, respectively.

5. The Registrant's effective tax rates were 20.7% and 29.0% for the six-month periods ended June 30, 2003 and 2002, respectively. A $1,863,000 tax benefit was recorded in the quarter ended March 31, 2003 associated with the closure of a production facility in the United Kingdom.

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

      Changes in the carrying amount of goodwill for the six months ended June 30, 2003, by operating segment, are as follows:


                      Environmental       Fire          Safety
                         Products        Rescue        Products        Tool         Total

  Goodwill balance
   January 1, 2003     $128,857,000    $36,930,000   $99,985,000    $82,663,000  $348,435,000
  Translation and
   other                  1,982,000      2,094,000     1,236,000        135,000     5,447,000
                        -----------     ----------    ----------    -----------   -----------
  Goodwill balance
   June 30, 2003       $130,839,000    $39,024,000  $101,221,000   $82,798,000   $353,882,000
                        ===========     ==========   ===========    ==========    ===========



      Other intangible assets (amortized and not amortized) were insignificant for the six months ended June 30, 2003.

7. During 2000, the Registrant decided to divest the operations of the Sign Group and began to search for a qualified buyer of that business. The Sign Group manufactured illuminated, nonilluminated and electronic advertising sign displays primarily for commercial and industrial markets and contracted to provide maintenance services for the signs it manufactured as well as signs manufactured by others. The Sign Group was carried as a discontinued business since the strategic decision was made to exit the business. On April 30, 2003, the Registrant completed the sale of the Sign Group to a third party for cash and a note receivable, which together approximated the net book value of the business. Sign Group revenues for the six months ended June 30, 2003 and 2002 were $12,844,000 and $20,054,000, respectively. The Registrant retained certain assets and liabilities in conjunction with the sale.

8. In September 2002, the Registrant acquired Leach Company of Oshkosh, Wisconsin, a leading manufacturer of rear load refuse collection bodies. In October 2002, the Registrant also acquired Wittke, Inc., a manufacturer of dynamic truck-mounted refuse collection equipment located in Medicine Hat, Alberta and Kelowna, British Columbia. The assigned values of these acquisitions are based upon preliminary estimates. The Registrant is currently in the process of obtaining valuations of the acquired companies' assets and liabilities, which will determine the final allocation of the purchase prices.

9. During the first quarter of 2003, the Registrant approved a restructuring plan that principally included the closing of two manufacturing facilities to improve operating efficiencies and reduce costs. As a result of this plan, the Registrant recognized pretax restructuring and other charges of $2,600,000 and $4,200,000 for the three and six month periods ended June 30, 2003. These charges are primarily aggregated within selling, general and administrative expenses. A nominal amount of these costs remain unpaid as of June 30, 2003.

 10. The Registrant is subject to various claims, other pending and possible legal actions for product liability and other damages arising out of the conduct of the Registrant's business. The Registrant believes, based on current knowledge and after consultation with counsel, that the outcome of such claims and actions will not have a material adverse effect on the Registrant's consolidated financial position or the results of operations.

      The Registrant has been sued by firefighters in Chicago seeking damages and claiming that exposure to the Registrant's sirens has impaired their hearing and that the sirens are therefore defective. There are presently 26 cases filed during the period 1999-2003, involving a total of 1,663 plaintiffs pending in Circuit Court in Cook County, Illinois. An additional lawsuit has been filed in Williamson County, Illinois against the Registrant and five other unrelated co-defendants seeking class certification for plaintiffs claiming damages to their hearing allegedly as a result of exposure to the Registrant's sirens and design defects in the unrelated co-defendants' fire trucks. The plaintiffs' attorneys have threatened to bring more suits if the Registrant does not settle these cases. The Registrant believes that these product liability suits have no merit and that sirens are necessary in emergency situations and save lives. The Registrant successfully defended approximately 41 similar cases in Philadelphia in 1999 after a series of unanimous jury verdicts in favor of the Registrant.

 11. The following table summarizes the information used in computing basic and diluted income per share:

                                 Three Months Ended June 30,      Six Months Ended June 30,
                                        2003           2002             2003            2002
Numerators for both basic and
 diluted income per share
 computations:
   Income from continuing
    operations                 $  9,947,000    $ 10,712,000     $ 16,414,000    $ 20,506,000
   Loss from discontinued
    operations, net of tax         (369,000)                        (369,000)
   Cumulative effect of
    change in accounting                                                          (7,984,000)
                                  ---------      ----------       ----------      ----------
   Net income                  $  9,578,000    $ 10,712,000     $ 16,045,000    $ 12,522,000
                                  =========      ==========       ==========      ==========

Denominator for basic income
 per share - weighted average
 shares outstanding               47,977,000     45,264,000       47,918,000      45,198,000
Effect of employee stock
 options (dilutive potential
 common shares)                       39,000        197,000           22,000         196,000
                                   ----------     ----------       ----------      ----------
Denominator for diluted
 income per share - adjusted
 shares                            48,016,000     45,461,000       47,940,000      45,394,000
                                   ==========     ==========       ==========      ==========


12. The following table summarizes the Registrant's operations by segment for the three-month and six-month periods ended June 30, 2003 and 2002.

                                 Three Months Ended June 30,      Six Months Ended June 30,
                                        2003           2002            2003            2002
 Net sales
   Environmental Products    $    88,226,000  $  70,540,000   $ 172,938,000  $  145,292,000
   Fire Rescue                   112,619,000     82,735,000     211,281,000     149,984,000
   Safety Products                71,054,000     64,322,000     138,242,000     128,967,000
   Tool                           39,142,000     40,267,000      80,531,000      79,265,000
                                 -----------    -----------     -----------     -----------
   Total net sales           $   311,041,000  $ 257,864,000   $ 602,992,000  $  503,508,000
                                 ===========    ===========     ===========     ===========

 Operating income
   Environmental Products    $     5,270,000  $   5,931,000   $   6,875,000  $   12,518,000
   Fire Rescue                     5,393,000      3,551,000       7,516,000       5,220,000
   Safety Products                 7,904,000      8,831,000      14,434,000      18,098,000
   Tool                            4,214,000      5,046,000       8,686,000       9,170,000
   Corporate expense              (3,671,000)    (2,957,000)     (7,186,000)     (5,991,000)
                                 -----------    -----------     -----------     -----------
   Total operating income         19,110,000     20,402,000      30,325,000      39,015,000
 Interest expense                 (5,140,000)    (5,064,000)    (10,035,000)     (9,847,000)
 Minority interest                    36,000        (43,000)        209,000         (15,000)
 Other income (expense)               62,000       (440,000)        192,000        (286,000)
                                 -----------    -----------      ----------     -----------
 Income before income taxes  $    14,068,000  $  14,855,000   $  20,691,000  $   28,867,000
                                 ===========    ===========     ===========     ===========

There have been no material changes in total assets from the amount disclosed in the Registrant's last annual report.

 13. The Registrant issues product performance warranties to customers with the sale of its products. The specific terms and conditions of these warranties vary depending upon the product sold and country in which the Registrant conducts business with warranty periods generally ranging from 6 months to 5 years. The Registrant estimates the costs that may be incurred under its basic limited warranty and records a liability in the amount of such costs at the time the sale of the related product is recognized. Factors that affect the Registrant's warranty liability include the number of units under warranty from time to time, historical and anticipated rates of warranty claims and costs per claim. The Registrant periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. The Registrant assumed an estimated $8,438,000 of product performance warranties as a result of 2002 acquisitions. Changes in the Registrant's warranty liabilities for the six-month periods ended June 30, 2003 and 2002 were as follows:

                                                         Six Months Ended
                                                            June 30,
                                                         2003           2002
                                                         ----           ----

        Balance at January 1                      $13,714,000    $ 6,786,000
        Provisions to expense                       6,765,000      7,670,000
        Actual costs incurred                      (9,953,000)    (7,808,000)
                                                   ----------     ----------
        Balance at June 30                        $10,526,000    $ 6,648,000
                                                   ==========     ==========

 14. In September 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Exit or Disposal Activities." SFAS
      No. 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that were accounted for under EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." The scope of SFAS No. 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. The adoption of the provisions of SFAS No. 146 on January 1, 2003 did not have a material impact on the Registrant's consolidated financial position, results of operations or cash flows.

15. In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires the recognition of a liability for certain guarantee obligations issued or modified after December 31, 2002. FIN 45 also clarifies disclosure requirements to be made by a guarantor for certain guarantees. The disclosure provisions of FIN 45 were effective for fiscal years ending after December 15, 2002. The Registrant adopted the disclosure provisions of FIN 45 as of December 31, 2002 and the accounting requirements on January 1, 2003, which did not have a material impact on the Registrant's consolidated financial position, results of operations or cash flows.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS
SECOND QUARTER 2003

Comparison with Second Quarter 2002

Diluted earnings per share was $.21 from continuing operations for the second quarter of 2003 on sales of $311 million. These results compare to the $.24 per share earned on sales of $258 million in 2002's second quarter. Sales rose 21% as three of the Registrant's four groups showed significant increases, led by Fire Rescue Group's 36% increase and the additional sales associated with the Registrant's refuse truck body acquisitions in late 2002. The $.21 earnings per share figure reported for 2003 was adversely affected by $.03 per share of restructuring costs associated primarily with the closure of two manufacturing facilities. Versus 2002, strong earnings increases in Fire Rescue were more than offset by declines in the Registrant's other groups reflecting a lower margin sales mix and these restructuring costs.

Environmental Products sales increased 25% in the quarter to $88 million while operating margin declined to 6.0% from 8.4%. Sales and orders increased in the quarter, primarily reflecting the acquisition of two refuse truck body businesses in late 2002. Although these acquisitions contributed to a year-over-year sales increase, continued weak demand resulted in low throughput and cost absorption for these businesses, which adversely affected segment margins. Although lower than the prior year, second quarter operating margins improved sequentially from the first quarter for all operating units, including refuse.

Fire Rescue sales rose 36% to $113 million with operating margins improving to 4.8% from last year's 4.3%. Second quarter sales rose significantly as the group increased production throughput in its U.S. plants and benefited from higher international sales. U.S. operating units improved margins and earnings as production throughput rose and manufacturing efficiencies improved. U.S. municipal orders declined from the prior year's unusually strong quarter.

Safety Products sales increased 10% to $71 million while operating margin declined to 11.1% from 13.7% in 2002. Sales and orders rose from prior year, particularly in the airport parking and municipal vehicular lights and sirens markets. Operating margins were lower than last year due mainly to costs associated with the closure of a production facility in the U.K.

Tool sales declined 3% from last year to $39 million. Operating margin fell to 10.8% from 12.5%. Tool Group sales declined as weak U.S. automotive markets continued to adversely affect cutting tool sales. While strengthening foreign currencies lifted sales slightly, non-U.S. markets showed real improvements in weak economies, particularly in Europe, Canada and Japan. Operating margins declined in light of the lower sales level, higher pension costs and costs incurred to close a production facility in New York.

Gross margin for the Registrant decreased from 29.0% in the second quarter of 2002 to 26.7% in 2003 primarily due to weak demand in the refuse truck body business, municipal markets and automotive industry that led to low utilization of fixed costs as well as a lower margin sales mix and restructuring activities. Selling, general and administrative expenses as a percent of net sales declined to 20.6% in the second quarter of 2003 from 21.1% in 2002 due to a combination of improved production throughput and effective cost management.

Interest expense was essentially flat with the prior year. During the quarter, the Registrant successfully replaced its $300 million bank credit facility, a portion of which expired in June, with a combination of commercial bank and private placement financing. A new 3-year bank commitment for $250 million was closed on June 6th. A $50 million floating rate private placement was completed on June 30th; terms range from 5-10 years. Both transactions were oversubscribed.

The effective tax rate increased slightly from 28% last year to 29% reflecting the estimated tax rate for the balance of the year. The full-year effective tax rate is expected to be about 27%; this includes the first quarter effect of a one-time benefit of a tax deduction associated with the closure of a production facility in the U.K.

The Registrant also completed the sale of its discontinued sign operations during the quarter and recorded an after-tax charge of $.4 million, which includes an estimate of future costs associated with retained liabilities. Proceeds were used to pay down debt.

Comparison of First Six Months 2003 to Same Period 2002

Diluted earnings per share from continuing operations for the first six months of 2003 was $.34 on sales of $603 million. This compares to earnings per share of $.45 in the first six months of 2002 on sales of $504 million. Although sales increased 20% in 2003, earnings declined, reflecting a sales shift within the Environmental Products and Safety Products groups, and costs associated with the manufacturing facilities shutdowns.

Gross margin for the Registrant decreased to 26.1% in the first six months of 2003 from 28.7% in 2002 primarily due to weak demand from municipal, refuse truck body and automotive customers coupled with a lower margin sales mix and restructuring activities. Selling, general and administrative expenses as a percent of net sales were 21.1% in the first half of 2003, essentially even with the 21.0% last year. Interest expense increased slightly to $10.0 million from $9.8 million as a result of the refuse truck body acquisitions partially offset by the lower interest rate environment. The effective tax rate of 20.7% for the first six months of 2003 declined from 29.0% in 2002 primarily due to a one-time benefit of a tax deduction associated with the closure of a production facility in the U.K.

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

Financial Position and Liquidity at June 30, 2003

Operating cash flow totaled $47 million year to date. Days sales of receivables outstanding and inventory turnover both improved during the quarter, as did payables management. During the quarter, inventory turns improved to 4.8, up from an average of 4.3 in 2002, due to improvements associated with lean enterprise initiatives. Compared to the first six months of 2002, operating cash flow was $10 million lower, in large part, because of a significant reduction in customer receivables during the comparable period of 2002. Manufacturing debt was reduced in the quarter to $274 million, or 42% of capitalization, comparing favorably to the 44% level at year-end 2002.

Current  financial   resources  and  anticipated  funds  from  the  Registrant's operations are expected to be adequate to meet future cash requirements.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

As  required by Rule  13a-15  under the  Securities  Exchange  Act of 1934,  the
Registrant carried out an evaluation under the supervision and with the participation of the Registrant's management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the disclosure controls and procedures as of June 30, 2003. Based upon that evaluation, the management, including the CEO and CFO, concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed by the Registrant in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. In connection with the rules and as a matter of practice, the Registrant continues to review and document disclosure controls and procedures, including internal controls and procedures for financial reporting. From time to time, the Registrant may make changes aimed at enhancing the effectiveness of the controls and to ensure that the systems evolve with the business. There have been no significant changes in the internal controls or in other factors that could significantly affect internal controls subsequent to the date the Registrant carried out its evaluation.

Changes in internal controls

None.

Part II. Other Information

Responses to items two, three and four are omitted since these items are either inapplicable or the response thereto would be negative.

Item 1.  Legal Proceedings

Footnote 10 of the financial statements included in Part I of this Form 10-Q is incorporated herein by reference.

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

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

Exhibit 31.1 -- CEO Certification  under Section 302 of the  Sarbanes-Oxley  Act
Exhibit 31.2 -- CFO Certification  under Section 302 of the  Sarbanes-Oxley  Act
Exhibit 32.1 -- CEO Certification of Periodic Report under Section 906 of the
                Sarbanes-Oxley Act
Exhibit 32.2 -- CFO  Certification  of Periodic  Report under Section 906 of the
                Sarbanes-Oxley Act

(b) Reports on Form 8-K filed during the quarter ended June 30, 2003:

A Form 8-K was filed on April 18, 2003, under Item 9, reporting that the Registrant (i) had been taken off credit watch by Standard and Poor's and (ii) confirmed first quarter 2003 earnings guidance.

A Form 8-K was filed on April 18, 2003, under Item 9, reporting that the Registrant's Board of Directors declared a regular cash dividend of 20 cents on its common stock.

A Form 8-K was filed on April 28, 2003, under Items 7 and 9, reporting the Registrant's press release dated April 22, 2003 that disclosed its financial results for the first quarter ended March 31, 2003.



                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Federal Signal Corporation

8/14/03                  By:       /s/ Stephanie K. Kushner
Date                        Stephanie K. Kushner, Vice President and Chief
                            Financial Officer