Form 10-Q
period 2003-09-30
FEDERAL SIGNAL CORP /DE/
filed 2003-11-14
CIK 277509

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Title
Common Stock, $1.00 par value  47,982,000 shares outstanding at October 31, 2003

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

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)



                                         Three months ended September 30,        Nine months ended September 30,
                                         --------------------------------        -------------------------------
                                                   2003               2002                2003                2002
                                                   ----               ----                ----                ----
   Net sales                              $ 287,810,000      $ 261,615,000       $ 890,802,000       $ 765,123,000
   Costs and expenses:
      Cost of sales                        (209,764,000)      (187,553,000)       (655,316,000)       (546,424,000)
      Selling, general and
       administrative                       (61,329,000)       (52,474,000)       (188,444,000)       (158,096,000)
                                            -----------        -----------         -----------         -----------
   Operating income                          16,717,000         21,588,000          47,042,000          60,603,000
   Interest expense                          (5,132,000)        (4,739,000)        (15,167,000)        (14,586,000)
   Other income (expense),
    net                                         212,000         (1,251,000)            404,000          (1,537,000)
   Minority interest                              3,000             40,000             212,000              25,000
                                            -----------        -----------         -----------         -----------
   Income from continuing
    operations before income
    taxes                                    11,800,000         15,638,000          32,491,000          44,505,000
   Income taxes                              (1,861,000)        (3,145,000)         (6,138,000)        (11,506,000)
                                            -----------        -----------         -----------         -----------
   Income from continuing
    operations                                9,939,000         12,493,000          26,353,000          32,999,000
   Loss on disposal of
     discontinued operations,
     net of tax benefit
     of $222,000                                                                      (369,000)
   Cumulative effect of
   change in accounting                                                                                 (7,984,000)
                                            -----------        -----------         -----------         -----------
   Net income                             $   9,939,000      $  12,493,000       $  25,984,000       $  25,015,000
                                            ===========        ===========         ===========         ===========

   COMMON STOCK DATA:
   Basic and diluted net
     income per share:
   Income from continuing
     operations                                    $.21               $.28                $.55                $.73
   Loss on disposal of
     discontinued operations                                                              (.01)
   Cumulative effect of
     change in accounting                                                                                     (.18)
                                                    ---                ---                 ---                 ---
        Net income*                                $.21               $.28                $.54                $.55
                                                    ===                ===                 ===                 ===

   Weighted average common
    shares outstanding
     Basic                                   47,977,000         45,305,000          47,938,000          45,223,000
     Diluted                                 48,051,000         45,358,000          47,977,000          45,371,000

   Cash dividends per share
    of common stock                                $.20               $.20                $.60                $.60

* amounts above may not add due to rounding


See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)



                                         Three months ended September 30,        Nine months ended September 30,
                                         --------------------------------        -------------------------------
                                                  2003               2002                2003                2002
                                                  ----               ----                ----                ----
Net income                                $  9,939,000      $  12,493,000       $  25,984,000       $  25,015,000
Other comprehensive income
 (loss), net of tax -
 Foreign currency
  translation adjustments                      807,000           (394,000)          7,336,000           5,033,000
 Net derivative gain
  (loss), cash flow hedges                    (466,000)          (575,000)          1,821,000          (1,188,000)
                                            ----------         ----------          ----------          ----------

 Comprehensive income                     $ 10,280,000      $  11,524,000       $  35,141,000       $  28,860,000
                                            ==========         ==========          ==========          ==========



See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                September 30,      December 31,
                                                                     2003             2002 (a)
                                                                -------------      -------------
                                                                  (Unaudited)
ASSETS

Manufacturing activities -
  Current assets:
    Cash and cash equivalents                                  $     7,631,000    $     9,782,000
    Trade accounts receivable, net of allowances
     for doubtful accounts                                         204,166,000        181,843,000
    Inventories:
      Raw materials                                                 65,317,000         68,879,000
      Work in process                                               61,503,000         63,971,000
      Finished goods                                                55,405,000         50,952,000
    Prepaid expenses                                                15,531,000         19,390,000
                                                               ---------------    ---------------
  Total current assets                                             409,553,000        394,817,000

  Properties and equipment:
    Land                                                             6,378,000          6,251,000
    Buildings and improvements                                      61,706,000         69,359,000
    Machinery and equipment                                        237,708,000        233,677,000
    Accumulated depreciation                                      (180,888,000)      (165,355,000)
                                                               ---------------    ---------------
    Net properties and equipment                                   124,904,000        143,932,000
                                                               ---------------    ---------------

  Goodwill, net of accumulated amortization                        362,038,000        348,435,000

  Other deferred charges and assets                                 63,602,000         44,046,000
                                                               ---------------    ---------------

Total manufacturing assets                                         960,097,000        931,230,000

Net assets of discontinued operations, including
 financial assets                                                                      10,392,000

Financial services activities - Lease financing
 receivables, net of allowances for doubtful
 accounts                                                          227,875,000        226,788,000
                                                               ---------------    ---------------

Total assets                                                   $ 1,187,972,000    $ 1,168,410,000
                                                               ===============    ===============



See notes to condensed consolidated financial statements.

(a) The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS -- Continued



                                                     September 30,         December 31,
                                                         2003               2002 (a)
                                                     -------------         -----------
                                                      (Unaudited)
 LIABILITIES

Manufacturing activities -
  Current liabilities:
    Short-term borrowings                           $    72,216,000    $    16,432,000
    Trade accounts payable                               88,393,000         76,082,000
    Customer deposits                                    25,949,000         28,326,000
    Accrued liabilities and income taxes                119,516,000        101,044,000
                                                    ---------------    ---------------
       Total current liabilities                        306,074,000        221,884,000
  Long-term borrowings                                  198,222,000        279,544,000
  Long-term pension and other liabilities                39,161,000         32,656,000
  Deferred income taxes                                  36,157,000         33,495,000
                                                    ---------------    ---------------
       Total manufacturing liabilities                  579,614,000        567,579,000
                                                    ---------------    ---------------

Financial services activities -- Borrowings             199,391,000        202,022,000

Minority interest in subsidiary                             532,000            744,000

SHAREHOLDERS' EQUITY
    Common stock -- par value                            48,419,000         48,394,000
    Capital in excess of par value                       91,193,000         91,114,000
    Retained earnings                                   310,885,000        313,684,000
    Treasury stock                                      (14,835,000)       (18,026,000)
    Deferred stock awards                                (2,419,000)        (3,136,000)
    Accumulated other comprehensive loss                (24,808,000)       (33,965,000)
                                                    ---------------    ---------------
       Total shareholders' equity                       408,435,000        398,065,000
                                                    ---------------    ---------------

       Total liabilities and shareholders' equity   $ 1,187,972,000    $ 1,168,410,000
                                                    ===============    ===============



See notes to condensed consolidated financial statements.

(a) The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)



                                                                  Nine Months Ended September 30,
                                                                     2003                2002
                                                                     ----                ----
Operating activities:
  Net income                                                    $  25,984,000       $  25,015,000
  Cumulative effect of change in accounting                                             7,984,000
  Loss on disposal of discontinued operations                         369,000
  Depreciation                                                     18,018,000          15,639,000
  Amortization                                                      1,676,000           1,622,000
  Working capital changes and other                                11,460,000          27,105,000
                                                                -------------       -------------
    Net cash provided by operating activities                      57,507,000          77,365,000

Investing activities:
  Purchases of properties and equipment                           (12,498,000)        (12,931,000)
  Principal extensions under lease financing agreements          (122,806,000)       (117,992,000)
  Principal collections under lease financing agreements          121,613,000         125,661,000
  Payment for purchases of companies, net of cash acquired                            (10,479,000)
  Proceeds from sale of discontinued operations                     7,453,000
  Other, net                                                       (1,255,000)         (2,490,000)
                                                                -------------       -------------
    Net cash used for investing activities                         (7,493,000)        (18,231,000)

Financing activities:
  Decrease in short-term borrowings, net                          (68,771,000)        (35,849,000)
  Increase (decrease) in long-term borrowings                      44,629,000          (2,418,000)
  Purchases of treasury stock                                        (117,000)         (4,328,000)
  Cash dividends paid to shareholders                             (28,737,000)        (26,921,000)
  Other, net                                                          831,000           1,781,000
                                                                -------------       -------------
    Net cash used for financing activities                        (52,165,000)        (67,735,000)

Decrease in cash and cash equivalents                              (2,151,000)         (8,601,000)
Cash and cash equivalents at beginning of period                    9,782,000          16,882,000
                                                                -------------       -------------
Cash and cash equivalents at end of period                      $   7,631,000       $   8,281,000
                                                                =============       =============



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

2. In the opinion of the Registrant, the information contained herein reflects all adjustments necessary to present fairly the Registrant's financial position, results of operations and cash flows for the interim periods. Such adjustments are of a normal recurring nature. The operating results for the three months and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year of 2003.

3. The following table illustrates the effect on net income and earnings per share for the nine-month periods ended September 30, 2003 and 2002 if the Registrant had applied the fair value recognition provisions of SFAS No. 123 to all stock-based employee compensation. For purposes of pro forma disclosure, the estimated fair value of the options using a Black-Scholes option pricing model is amortized to expense over the option's vesting period.


                                                                      Nine Months Ended
                                                                         September 30,
                                                                      2003             2002
                                                                      ----             ----
         Reported net income                                   $25,984,000      $25,015,000
         Deduct:  Total stock-based employee
           compensation expense determined under
           the fair-value method for all awards,
           net of related tax effects                             (595,000)        (787,000)
                                                                ----------       ----------
         Pro forma net income                                  $25,389,000      $24,228,000
                                                                ==========       ==========

         Basic net income per common share:
          Reported net income                                         $.54             $.55
          Pro forma net income                                        $.53             $.54
         Diluted net income per share:
          Reported net income                                         $.54             $.55
          Pro forma net income                                        $.53             $.53


     The Registrant recorded stock-based employee compensation expense of $1,019,000 and $1,155,000 for the nine months ended September 30, 2003 and 2002, respectively.

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

4. Interest paid for the nine-month periods ended September 30, 2003 and 2002 was $13,781,000 and $13,598,000, respectively. Income taxes paid for these same periods were $3,260,000 and $5,785,000, respectively.

5. The Registrant's effective tax rates were 18.9% and 25.9% for the nine-month periods ended September 30, 2003 and 2002, respectively. The rate reduction is due to a $1,863,000 tax benefit was recorded in the quarter ended March 31, 2003 associated with the closure of a production facility in the United Kingdom and a higher proportion of tax-free municipal income in 2003.

6. In September 2002, the Registrant acquired Leach Company ("Leach"), a leading manufacturer of rear load refuse collection bodies located in Oshkosh, Wisconsin. Leach, whose market strength is primarily in government and municipal markets, utilizes a dealer channel similar to other Environmental Products Group operations. In October 2002, the Registrant also acquired Wittke, Inc. ("Wittke"), a manufacturer of dynamic truck-mounted refuse collection equipment located in Medicine Hat, Alberta and Kelowna, British Columbia. Wittke brand products include front load, side load and automated side load refuse truck bodies. Wittke sold direct to customers at the time of acquisition, and is particularly strong in the private contractors and large waste hauling company market segments. The Registrant acquired Leach and Wittke using a combination of cash and stock totaling $101,260,000. As a result of these acquisitions in 2002, the Registrant recorded $12,733,000 of working capital, $19,600,000 of fixed and other long-term assets, $5,660,000 of intangible assets, $3,163,000 of restructuring costs incurred in connection with the shut down of an acquired, non-strategic components facility, $8,080,000 of long-term liabilities and $74,510,000 of goodwill. The Registrant also assumed $10,500,000 in debt.

7. The Registrant adopted SFAS No. 142, and accordingly discontinued the amortization of goodwill effective January 1, 2002. As part of the adoption, the Registrant completed a transitional goodwill impairment test and determined that $7,984,000 of goodwill related to a niche Tool group business was impaired. This amount was therefore recognized as a charge to net income as a cumulative effect of a change in accounting in 2002. The Registrant determined the fair value of the reporting unit by calculating the present value of expected future cash flows.

     Changes in the carrying amount of goodwill for the nine months ended September 30, 2003, by operating segment, are as follows:

                             Environmental         Fire            Safety
                                Products          Rescue          Products           Tool           Total
                                --------          ------          --------           ----           -----
Goodwill balance
 January 1, 2003              $128,857,000    $36,930,000       $99,985,000      $82,663,000    $348,435,000
Adjustments                      9,461,000                                                         9,461,000
Translation                        400,000      2,165,000         1,445,000          132,000       4,142,000
                               -----------     ----------       -----------       ----------     -----------
Goodwill balance
  September 30,
  2003                        $138,718,000    $39,095,000      $101,430,000      $82,795,000    $362,038,000
                               ===========     ==========       ===========       ==========     ===========


     The adjustments reflect the finalization of property, equipment and intangible appraisals, restructuring plans and warranty campaigns relating to the 2002 acquisitions of Leach and Wittke.

     The components of the Registrant's other intangible assets as of September 30, 2003 are as follows:


                                     Weighted-             Gross                             Net
                                      Average             Carrying        Accumulated      Carrying
                                    Useful Life            Value         Amortization        Value
                                    -----------            -----         ------------        -----
                                      (Years)
Amortizable:
  Customer relationships                20               $1,850,000          (93,000)     $1,757,000
  Distribution network                  40                1,300,000          (32,000)      1,268,000
Non-amortizable:
  Tradenames                                              2,510,000                        2,510,000
                                                          ---------         --------       ---------
Total                                                    $5,660,000        $(125,000)     $5,535,000
                                                          =========         ========       =========

     Amortization expense for the nine months ended September 30, 2003 totaled $125,000. The estimated aggregate amortization expense for the next five years is as follows: $31,000 in 2003 (remaining three months), $125,000 in 2004, $125,000 in 2005, $125,000 in 2006, $125,000 in 2007, $125,000 in
     2008 and $2,369,000 thereafter.

8. During 2000, the Registrant decided to divest the operations of the Sign Group and began to search for a qualified buyer of that business. The Sign Group manufactured illuminated, nonilluminated and electronic advertising sign displays primarily for commercial and industrial markets and contracted to provide maintenance services for the signs it manufactured as well as signs manufactured by others. The Sign Group was carried as a discontinued business since the strategic decision was made to exit the business. On April 30, 2003, the Registrant completed the sale of the Sign Group to a third party for cash and a note receivable, which together approximated the net book value of the business. Sign Group revenues for the nine months ended September 30, 2003 and 2002 were $12,844,000 and $31,938,000, respectively. The Registrant retained certain assets and liabilities in conjunction with the sale.

9. During the first quarter of 2003, the Registrant approved a restructuring plan that principally included the closing of two manufacturing facilities to improve operating efficiencies and reduce costs. As a result of this plan, the Registrant recognized pretax restructuring and other charges of $4,600,000 for the nine month period ended September 30, 2003. These charges are primarily aggregated within selling, general and administrative expenses. A nominal amount of these costs remain unpaid as of September 30, 2003.

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

     The Registrant has been sued by firefighters in Chicago seeking damages and claiming that exposure to the Registrant's sirens has impaired their hearing and that the sirens are therefore defective. There are presently 26 cases filed during the period 1999-2003, involving a total of 1,663 plaintiffs pending in Circuit Court in Cook County, Illinois. An additional lawsuit has been filed in Williamson County, Illinois against the Registrant and three other unrelated co-defendants seeking class certification for plaintiffs claiming damages to their hearing allegedly as a result of exposure to the Registrant's sirens and design defects in the unrelated co-defendants' fire trucks. The plaintiffs' attorneys have threatened to bring more suits if the Registrant does not settle these cases. The Registrant believes that these product liability suits have no merit and that sirens are necessary in emergency situations and save lives. The Registrant successfully defended approximately 41 similar cases in Philadelphia in 1999 after a series of unanimous jury verdicts in favor of the Registrant.

11. The following table summarizes the information used in computing basic and diluted income per share:


                                        Three Months Ended September 30,      Nine Months Ended September 30,
                                        --------------------------------      -------------------------------
                                                2003               2002              2003              2002
                                                ----               ----              ----              ----
Numerators for both basic and
 diluted income per share
 computations:
   Income from continuing
    operations                              $  9,939,000       $ 12,493,000      $ 26,353,000      $ 32,999,000
   Loss from discontinued
    operations, net of tax                                                           (369,000)
   Cumulative effect of change
    in accounting                                                                                    (7,984,000)
                                              ----------         ----------        ----------        ----------
   Net income                               $  9,939,000       $ 12,493,000      $ 25,984,000      $ 25,015,000
                                              ==========         ==========        ==========        ==========

Denominator for basic income
 per share -- weighted average
 shares outstanding                           47,977,000         45,305,000        47,938,000        45,223,000
Effect of employee stock
 options (dilutive potential
 common shares)                                   74,000             53,000            39,000           148,000
                                              ----------         ----------        ----------        ----------
Denominator for diluted income
 per share -- adjusted shares                 48,051,000         45,358,000        47,977,000        45,371,000
                                              ==========         ==========        ==========        ==========

12. The following table summarizes the Registrant's operations by segment for the three-month and nine-month periods ended September 30, 2003 and 2002.


                                Three Months Ended September 30,        Nine Months Ended September 30,
                                --------------------------------        -------------------------------
                                     2003                2002                2003               2002
                                     ----                ----                ----               ----
Net sales
  Environmental Products        $  88,014,000       $  68,551,000       $ 260,952,000       $ 213,843,000
  Fire Rescue                      91,718,000          87,717,000         302,999,000         237,701,000
  Safety Products                  69,748,000          66,263,000         207,990,000         195,230,000
  Tool                             38,330,000          39,084,000         118,861,000         118,349,000
                                -------------       -------------       -------------       -------------
  Total net sales               $ 287,810,000       $ 261,615,000       $ 890,802,000       $ 765,123,000
                                =============       =============       =============       =============

Operating income
  Environmental Products        $   5,308,000       $   6,189,000       $  12,183,000       $  18,707,000
  Fire Rescue                       1,225,000           3,127,000           8,741,000           8,347,000
  Safety Products                   9,605,000          10,047,000          24,039,000          28,145,000
  Tool                              3,511,000           5,294,000          12,197,000          14,464,000
  Corporate expense                (2,932,000)         (3,069,000)        (10,118,000)         (9,060,000)
                                -------------       -------------       -------------       -------------
  Total operating income           16,717,000          21,588,000          47,042,000          60,603,000
Interest expense                   (5,132,000)         (4,739,000)        (15,167,000)        (14,586,000)
Other income (expense)                212,000          (1,251,000)            404,000          (1,537,000)
Minority interest                       3,000              40,000             212,000              25,000
                                -------------       -------------       -------------       -------------
Income before income taxes      $  11,800,000       $  15,638,000       $  32,491,000       $  44,505,000
                                =============       =============       =============       =============


     There have been no material changes in total assets from the amount disclosed in the Registrant's last annual report.

13. The Registrant issues product performance warranties to customers with the sale of its products. The specific terms and conditions of these warranties vary depending upon the product sold and country in which the Registrant conducts business with warranty periods generally ranging from 6 months to 5 years. The Registrant estimates the costs that may be incurred under its basic limited warranty and records a liability in the amount of such costs at the time the sale of the related product is recognized. Factors that affect the Registrant's warranty liability include the number of units under warranty from time to time, historical and anticipated rates of warranty claims and costs per claim. The Registrant periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. The Registrant assumed an estimated $13,134,000 of product performance warranties as a result of 2002 acquisitions. Changes in the Registrant's warranty liabilities for the nine-month periods ended September 30, 2003 and 2002 were as follows:


                                                                         Nine Months Ended
                                                                           September 30,
                                                                   -----------------------------
                                                                          2003              2002
                                                                          ----              ----
         Balance at January 1                                      $13,714,000       $ 6,786,000
         Provisions to expense                                      10,308,000         8,133,000
         Actual costs incurred                                     (16,454,000)       (8,113,000)
         Business acquisitions                                       4,696,000            50,000
                                                                    ----------        ----------
         Balance at September 30                                   $12,264,000       $ 6,856,000
                                                                    ==========        ==========


     The 2003 adjustments reflect the revised estimate of the warranty liability relating to the 2002 acquisitions of Leach and Wittke.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS THIRD QUARTER 2003

Comparison with Third Quarter 2002

Diluted earnings per share was $.21 from continuing operations for the third quarter of 2003 on sales of $288 million. These results compare to the $.28 per share earned on sales of $262 million in 2002's third quarter. Sales increased 10% as a result of refuse truck body acquisitions in late 2002 and also benefited from the currency translation relative to stronger European and Canadian currencies. Operating margins were lower in all groups, reflecting a lower margin sales mix in several segments.

Environmental Products sales and orders increased 28% in the quarter, in large part due to the effects of the acquisitions of two refuse truck body businesses in late 2002. Street sweeper orders were flat with last year, while sales rose 3% due to higher shipments in Europe. The operating margin declined from 9.0% to 6.0% mainly due to the results of the refuse truck business and also lower finance revenues from leasing activities within the group.

Refuse truck operating profits improved sequentially with each quarter of 2003; however, the margins remain well below the group average. The refuse truck business continues to experience weak demand in both municipal and industrial markets. A build-up in sales through the newly-established dealer channel has only partially compensated for the generally weaker marketplace. The low sales volumes resulted in reduced throughput and cost absorption, therefore lowering operating margins.

As part of its strategic assessment and alignment of the refuse truck business with its other group operating units, the Registrant recently implemented a significant restructuring of its refuse truck workforce in Canada and the U.S., including an announced planned exit of a components production facility in Kelowna, British Columbia. At the reduced employment and fixed cost levels, the business expects volume and margins to improve as markets recover and dealer sales grow.

The Registrant received a signed letter of intent to negotiate a new three-year contract to supply front-loading refuse truck bodies to Waste Management beginning in 2004. Upon execution of the new agreement, the Registrant will remain a key supplier to Waste Management for its Canadian and Western U.S. requirements, although absent a significant economic recovery, total volumes supplied to this customer under this prospective contract will likely be materially reduced.

Fire Rescue third quarter orders totaled $83 million, down 10% sequentially and 22% versus the prior year. The reduction from 2002 reflected weaker U.S. municipal and governmental orders (down 8%), and the timing on international orders at the Registrant's Finland-based operation, which are even with the prior year for the nine-month period. Third quarter sales increased 5% to $92 million due to additional volumes of pass-through equipment sales associated with deliveries from the Registrant's Finland-based operation under a large contract with Brazil. Excluding these pass-through sales, segment revenues declined slightly, due to lower sales of aerial units and custom pumpers, partly offset by increased sales of rescue units. Operating earnings declined from the prior year, as increases at the Registrant's European operations were more than offset by an adverse sales mix and higher costs at our U.S. operations. Lower U.S. earnings were partly attributable to production disruptions following a realignment of the Registrant's Ocala, Florida based production facilities to accommodate a plant closure early next year. Also adversely affecting earnings were higher operating expenses associated in part with strategic initiatives.

Safety Products orders declined significantly from last year, which included the booking of the initial $19 million portion of the Dallas/Ft. Worth International Airport parking project; absent this project, orders were flat. Sales increased 5% from the prior year to $70 million, with airport parking and European municipal vehicular lights and sirens showing gains. Sales also benefited from currency translation effects and pass-through installation and shipping costs which were at low margins. Operating margins averaged 13.8%, a decline from last year's third quarter, reflecting these lower margin sales as well as increased pension and medical costs in the quarter. Operating margin improved sequentially from the second quarter, which included restructuring costs associated with the closure of a U.K.-based business.

Tool sales declined 2% as weak U.S. automotive markets continued to adversely affect cutting tool sales. Precision punch and die component sales showed improvement, in part due to strengthening foreign currencies. Operating margins declined to 9.2% in light of the lower sales level and continued higher pension costs, and were also impacted by an unfavorable charge relating to inventory valuation.

Gross margin for the Registrant decreased from 28.3% in the second quarter of 2002 to 27.1% in 2003 primarily due to continued weak demand in the refuse truck body business, municipal markets and automotive industry that led to low utilization of fixed costs as well as a lower margin sales mix, production disruptions at the Registrant's Ocala, Florida facility in anticipation of a plant closure in 2004 and higher pension costs. Selling, general and administrative expenses as a percent of net sales increased to 21.3% in the second quarter of 2003 from 20.1% in 2002 primarily due to higher pass-through commissions under a large fire truck contract with Brazil and strategic initiatives undertaken in the Fire Rescue Group.

Interest expense increased 8% from the prior year due to higher average debt balances as a result of the refuse truck body acquisitions in 2002. The effective tax rate declined to 16% from last year's 20% reflecting the higher relative impact of tax credits and tax-free municipal income. The full-year effective tax rate is expected to be about 22%; the full-year rate also includes the first quarter effect of a one-time benefit of a tax deduction associated with the closure of a production facility in the U.K.

Comparison of First Nine Months 2003 to Same Period 2002

Diluted earnings per share from continuing operations totaled $.55 on sales of $891 million. In the first nine months of 2002, sales aggregated $765 million and earnings per share were $.73. The increase in sales was largely associated with the refuse truck business acquisitions and high initial fire rescue backlogs. Despite higher sales, earnings declined due to a less favorable sales mix in several groups, costs associated with manufacturing facility shutdowns and the expenses associated with headcount reductions in all groups.

Gross margin for the Registrant decreased to 26.4% in the first nine months of 2003 from 28.6% in 2002 primarily due to weak demand from municipal, refuse truck body and automotive customers coupled with a lower margin sales mix, restructuring activities and higher pension costs. Selling, general and administrative expenses as a percent of net sales increased to 21.2% in the first nine months of 2003 from 20.7% in 2002 primarily due to higher pass-through commissions partially offset by effective cost management. Interest expense increased to $15.2 million from $14.6 million as a result of increased debt due to the refuse truck body acquisitions partially offset by the lower interest rate environment. The effective tax rate of 18.9% for the first nine months of 2003 declined from 25.9% in 2002 due to a one-time benefit of a tax deduction associated with the closure of a production facility in the U.K. and a higher proportion of tax-free municipal income.

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

Financial Position and Liquidity at September 30, 2003

Operating cash flow aggregated $58 million year to date. Compared to the first nine months of 2002, operating cash flow, though strong, was $20 million lower than the prior year. During the quarter, the company made a $4 million discretionary contribution to its pension funds. While inventory productivity continued to show improvement, outstanding receivables rose in light of the disproportionate increase in foreign sales with longer payment terms and the mix of customer sales. The Registrant expects to generate approximately $75-80 million of operating cash flow in 2003.

Manufacturing debt was again reduced in the quarter; now at $270 million, manufacturing debt represented 42% of capitalization, down from 44% at the beginning of the year, and up slightly from 41% a year ago.

ITEM 4. CONTROLS AND PROCEDURES

(a)     Evaluation of disclosure controls and procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, the Registrant carried out an evaluation under the supervision and with the participation of the Registrant's management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the disclosure controls and procedures as of September 30, 2003. Based upon that evaluation, the management, including the CEO and CFO, concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed by the Registrant in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. In connection with the rules and as a matter of practice, the Registrant continues to review and document disclosure controls and procedures, including internal controls and procedures for financial reporting. From time to time, the Registrant may make changes aimed at enhancing the effectiveness of the controls and to ensure that the systems evolve with the business. There have been no significant changes in the internal controls or in other factors that could significantly affect internal controls subsequent to the date the Registrant carried out its evaluation.

(b)     Changes in internal controls

None.

PART II. OTHER INFORMATION

Responses to items two, three and four are omitted since these items are either inapplicable or the response thereto would be negative.

ITEM 1. LEGAL PROCEEDINGS

Footnote 10 of the financial statements included in Part I of this Form 10-Q is incorporated herein by reference.

ITEM 5. OTHER INFORMATION

Mr. Robert M. Gerrity and Mr. Robert S. Hamada have been appointed to the Registrant's Board of Directors. Mr. James A. Lovell, Jr. retired from the Registrant's Board of Directors, having served for 19 years.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

        Exhibit 3(ii) -- By-Laws of Federal Signal Corporation, as amended
                         October 17, 2003
        Exhibit 31.1 --  CEO Certification under Section 302 of the
                         Sarbanes-Oxley Act
        Exhibit 31.2 --  CFO Certification under Section 302 of the
                         Sarbanes-Oxley Act
        Exhibit 32.1 --  CEO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act
        Exhibit 32.2 --  CFO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act

(b)     Reports on Form 8-K filed during the quarter ended September 30, 2003:

A Form 8-K was filed on July 23, 2003, under Items 7 and 9, reporting the Registrant's press release dated July 22, 2003 that disclosed its financial results for the second quarter ended June 30, 2003.

A Form 8-K was filed on September 26, 2003, under Items 5 and 7, reporting that the Registrant reduced its earnings guidance for the third quarter to $.20 to $.22 per share from the previous estimate of $.29 to $.33 provided in July 2003 as a result of lower than expected demand from U.S. municipal customers, lower production at U.S. Fire Rescue operations and delays in installation of key airport parking systems.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              Federal Signal Corporation

11/14/03                      By:             /s/ Stephanie K. Kushner
--------                         -----------------------------------------------
Date                              Stephanie K. Kushner, Vice President and Chief
                                  Financial Officer