Form 10-K
period 2003-12-31
FEDERAL SIGNAL CORP /DE/
filed 2004-03-12
CIK 277509

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
---------------------------------------------- ----------------------------------------------
Common Stock, par value $1.00 per share, with             New York Stock Exchange
        preferred share purchase rights

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (sec.229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     State the aggregate market value of voting stock held by nonaffiliates of the Registrant as of June 30, 2003.

                 Common stock, $1.00 par value -- $784,350,110

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of January 30, 2004.

               Common stock, $1.00 par value -- 47,964,470 shares

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the proxy statement for the Annual Meeting of Shareholders to be held on April 30, 2004 are incorporated by reference in Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           FEDERAL SIGNAL CORPORATION

                               INDEX TO FORM 10-K

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................    2
Item 2.   Properties..................................................    6
Item 3.   Legal Proceedings...........................................    6
Item 4.   Submission of Matters to a Vote of Security Holders.........    6

                                  PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................    6
Item 6.   Selected Financial Data.....................................    7
Item 7.   Management's Discussion and Analysis of Financial Conditions
          and Results of Operations...................................    8
Item 7a.  Quantitative and Qualitative Disclosures about Market
          Risk........................................................   19
Item 8.   Financial Statements and Supplementary Data.................   20
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   53
Item 9a.  Controls and Procedures.....................................   53

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   53
Item 11.  Executive Compensation......................................   54
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters..................   54
Item 13.  Certain Relationships and Related Transactions..............   54
Item 14.  Principal Accountant Fees and Services......................   54

                                  PART IV
Item 15.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   54

                                     PART I

ITEM 1.  BUSINESS.

     Federal Signal Corporation, founded in 1901, was reincorporated as a Delaware Corporation in 1969. The company is a worldwide manufacturer and supplier of street cleaning, vacuum loader and refuse collection vehicles; fire rescue vehicles; safety, signaling and communication equipment and tooling products. Federal Signal Corporation and its subsidiaries (referred to collectively as the "Registrant" or "company" herein, unless context otherwise indicates) operates manufacturing facilities in 52 plants around the world in 12 countries serving customers in North America, South America, Europe and Asia. The Registrant also provides customer and dealer financing to support the sale of its vehicles.

NARRATIVE DESCRIPTION OF BUSINESS

     Products manufactured and services rendered by the Registrant are divided into four major operating groups: Environmental Products, Fire Rescue, Safety Products and Tool. The individual operating companies are organized as such because they share certain characteristics, including technology, marketing, distribution and product application, that create long-term synergies.

     Financial information (net sales, foreign sales, export sales, operating income and identifiable assets) concerning the Registrant's four operating segments as of and for the three years ended December 31, 2003 included in Note M of the financial statements contained under Item 8 of the Form 10-K is incorporated herein by reference.

  ENVIRONMENTAL PRODUCTS GROUP

     The Environmental Products Group manufactures and markets worldwide a full range of street cleaning, vacuum loader and refuse collection vehicles as well as high-performance water blasting equipment. Products are also manufactured for the emerging markets of hydro-excavation, glycol recovery and surface cleaning. The group competes under the Elgin, RAVO, Vactor, Guzzler, Jetstream, Leach and Wittke brand names. The group's vehicles and equipment are manufactured in North America and Europe.

     Through the Elgin brand name, the Registrant is the leading U.S. brand of street sweepers primarily designed for large-scale cleaning of curbed streets, parking lots and other paved surfaces utilizing mechanical sweeping, vacuum and recirculating air technology for cleaning. RAVO is a market leader in Europe for high-quality, compact and self-propelled sweepers that utilize vacuum technology for pick-up.

     In March 2001, the group acquired all of the assets of Athey Products Corporation ("Athey") from bankruptcy proceedings. Athey was a primary competitor to Elgin's mechanical sweepers. Subsequent to the purchase, the group sold, or otherwise recovered for cash, a substantial portion of the assets of Athey. All sweepers are currently marketed under the Elgin brand name.

     Vactor is a leading manufacturer of municipal combination catch basin/sewer cleaning vacuum trucks. Guzzler is a leader in industrial vacuum loaders that clean up industrial waste or recover and recycle valuable raw materials. Jetstream manufactures high pressure waterblast equipment and accessories for commercial and industrial cleaning and maintenance operations.

     In September and October 2002, the group acquired Leach Company ("Leach") and Wittke, Inc. ("Wittke"). The acquisitions of Leach and Wittke diversified the Registrant's environmental vehicle offering with a complete refuse hauling product line of front, side and rear loaders that was able to leverage the group's pre-existing dealer channel, integrate Leach's already existing dealer network and incorporate Wittke's direct distribution channel. Refuse truck body sales aggregated 26% of total group sales in 2003.

  FIRE RESCUE GROUP

     The Fire Rescue Group manufactures a broad range of fire rescue vehicles in its facilities located in North America and Europe. The group sells vehicles under the following brand names: E-ONE, Superior, Saulsbury and Bronto Skylift.

     E-ONE is a leading brand of aluminum, custom-made fire rescue, airport rescue and firefighting vehicles. Superior brand trucks are manufactured and distributed primarily for the Canadian market and U.S. wildlands markets. Saulsbury is a leading manufacturer of stainless steel-bodied fire trucks and rescue vehicles in the United States. Under the Bronto Skylift brand name, the Registrant manufactures vehicle-mounted aerial access platforms in Finland.

     In October 2001, the Registrant acquired a majority interest in Plastisol Holdings B.V. ("Plastisol"), located in the Netherlands. Plastisol manufactures cabs and bodies for fire apparatus using glass-fiber reinforced polyester.

  SAFETY PRODUCTS GROUP

     The Safety Products Group manufactures emergency vehicle warning lights and sirens; industrial and outdoor signaling, warning, lighting and communication devices; hazardous liquid containment products and computer-based parking revenue and access control systems application software. Products are sold under the Federal Signal, VAMA, Pauluhn, Victor, Justrite and Federal APD brand names. The group maintains manufacturing facilities in North America, South America and Europe. Many of the group's products are designed in accordance with various regulatory codes and standards, and meet agency approvals such as Factory Mutual
(FM) and Underwriters Laboratory (UL).

  TOOL GROUP

     The Tool Group manufactures a broad range of consumable carbide and superhard insert tooling for cutoff, drilling, milling and deep grooving metal cutting applications; precision tooling, ejector pins, core pins, sleeves and accessories for the plastic injection mold industry and precision tooling and die components for the metal stamping industry. Tooling products are marketed under the Dayton, JPT, TTI, Manchester, Clapp Dico and PCS brand names and manufactured in North America, Europe and Asia.

     The Registrant's investment in the Tool Group grew significantly due to a series of acquisitions from 1999 through 2001. In July 1999, the group acquired Clapp & Haney Tool Company, the leading U.S. manufacturer and marketer of polycrystalline diamond and cubic boron nitride consumable tooling. In March 2000, the group acquired P.C.S. Company, a supplier of precision tooling, pins and accessories to the plastic injection mold industry. In January 2001, the group acquired On Time Machining Company, a manufacturer of indexable insert drills and milling cutters for use in metal cutting applications.

  FINANCIAL SERVICES

     The Registrant offers a variety of short- and long-term financing primarily to its Environmental Products and Fire Rescue independent dealers and customers. The company's loans are to (i) municipal and industrial customers to purchase vehicles and (ii) independent dealers to finance the purchase of vehicle inventory. The loans are typically secured by vehicles and, in the case of the independent dealers, the dealer's personal guarantee. In late 2001, the Registrant decided to significantly curtail new lending to industrial customers, which generally have a higher credit risk; this portfolio is diminishing over time.

MARKETING AND DISTRIBUTION

     The Registrant believes its national and global dealer network for Environmental Products and Fire Rescue vehicles distinguishes itself from its competitors. Dealer representatives are on-hand to demonstrate the vehicle's functionality and capability to customers as well as service the vehicles on a timely basis. The acquisitions of the refuse businesses provide a unique opportunity for the Registrant's already existing dealers to offer another product line in their showrooms. Wittke sold direct to customers at the time of the acquisition and while it still maintains that direct distribution channel, the dealer network is being utilized to capture market share in its respective markets. The Registrant believes that Wittke's direct distribution channel is also a competitive advantage in that dealer commissions are avoided and the sales force is more focused.

     The Safety Products Group companies sell to industrial customers through manufacturers' representatives who sell to approximately 1,500 wholesalers. Products are also sold to governmental customers through more than 900 active independent distributors as well as through original equipment manufacturers and direct sales. International sales are made through the group's independent foreign distributors or on a direct basis.

     Because of the nature of the Tool Group's products, volume depends mainly on repeat orders from thousands of customers. Many of the Tool Group's customers have some ability to produce certain products themselves, but at a cost disadvantage. Major market emphasis is placed on quality of product, delivery and level of service. Inventories are maintained to assure prompt service to the customer with the average order for standard tools filled in less than one week for domestic shipments and within two weeks for international shipments.

CUSTOMERS AND BACKLOG

     Approximately 40%, 31% and 29% of the Registrant's total 2003 orders were to U.S. municipal and government customers, U.S. commercial and industrial customers and non-U.S. customers, respectively. Waste Management, Inc. accounted for approximately 25% of the Registrant's 2003 refuse sales. No other single customer accounted for a material part of the Registrant's business.

     The company's U.S. municipal and government customers depend on tax revenues. A sluggish industrial economy, therefore, will eventually impact a municipality's revenue base as jobs are lost and profits decline. Generally, the municipal trough lags far enough behind the industrial slowdown such that the industrial economy is growing again by the time municipalities reduce their spending. The U.S. economic downturn from 2001 to 2003 lasted longer than expected, allowing spending cuts by municipalities to affect the company during the same time period as weak industrial demand was experienced.

     The Registrant's backlog totaled $362 million and $422 million as of December 31, 2003 and 2002, respectively. The 14% decrease is primarily due to weak refuse truck demand, deteriorating municipal government budgets and orders for vehicular emergency lights and sirens, a $19 million initial installment of the Dallas/Fort Worth parking project received in the third quarter of 2002 and an unusually high Fire Rescue backlog at the end of 2002 due to poor production performance in its U.S. plants. A substantial majority of the orders in backlog at December 31, 2003 are expected to be filled within the current fiscal year.

SUPPLIERS

     The Registrant purchases a wide variety of raw materials for use in the manufacture of its products from around the world, although the majority of current purchases are from North American sources. To minimize availability, price and quality risk, the Registrant is party to numerous supplier strategic alliances. Although certain materials are obtained from either a single-source supplier or a limited number of suppliers, the Registrant has identified alternative sources to minimize the interruption to its business in the event of supply problems.

     Components critical in the production of the Registrant's vehicles (such as engines, transmissions, drivetrains, axles and tires) are purchased from a select number of suppliers and may be specified by the customer. The Registrant also purchases raw and fabricated aluminum and steel as well as commercial chassis with certain specifications from a few sources.

     The Registrant believes it has adequate supplies or sources of availability of the raw material and components necessary to meet its needs. However, there are risks and uncertainties with respect to the supply of certain of these raw materials that could impact their price and availability in sufficient quantities.

COMPETITION

     Within the Environmental Products Group, Elgin is recognized as the market leader among several competitors and differentiates itself primarily on product performance. RAVO also competes on product performance through its vacuum technology and successfully leads in market share for compact sweepers among several regional European manufacturers. Vactor and Guzzler both maintain the leading position in their respective marketplaces by enhancing product performance with leading technology and application flexibility. Jetstream is the market leader in the in-plant cleaning segment competing on price and delivery performance. Combined, Leach and Wittke are third in market share for refuse bodies; their vehicles compete on product performance through technology and service delivery via their dealer network.

     E-ONE is a leading manufacturer of U.S. aluminum-bodied fire apparatus and custom chassis in a market served by approximately ten key manufacturers and hundreds of small regional manufacturers. With its unique welded, extruded aluminum design, E-ONE is the U.S. market leader in aerials. In addition, E-ONE is the global market share leader of industrial pumpers serving the petrochemical industry with two primary international competitors and a few smaller manufacturers. E-ONE also competes with six manufacturers worldwide in the production of airport rescue and firefighting vehicles, consistently holding at least a number two position. The Saulsbury product line complements these offerings with stainless steel-bodied fire trucks and rescue vehicles. Bronto Skylift is the foremost manufacturer of high reach telescoping platforms for the global fire rescue and electric utility markets.

     Within specific product categories and domestic markets, the Safety Products Group companies are typically the leaders among three to four strong competitors and six additional ancillary market participants. The international market position varies from leader to ancillary participant depending on the geographic region and product line. Generally, competition is intense as to all of the group's products and is based on price, including competitive bidding, reputation, performance and servicing.

     The Tool Group companies compete with several hundred competitors worldwide. In North America, the Registrant holds a share position from number one to number four depending on the product offering. In addition, the Registrant believes it is a major supplier within these product lines.

RESEARCH AND DEVELOPMENT

     The Registrant invests in research to support development of new products and the enhancement of existing products and services. The Registrant believes this investment is important to maintain and/or enhance it leadership position in key markets. Expenditures for research and development by the Registrant were approximately $33.2 million in 2003, $26.5 million in 2002 and $20.0 million in 2001.

PATENTS AND TRADEMARKS

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

EMPLOYEES

     The Registrant employed over 6,800 people in ongoing businesses at the close of 2003 as compared to 7,400 employees at the end of 2002. Approximately 10% of the Registrant's domestic hourly workers were unionized at December 31, 2003. The Registrant believes relations with its employees have been good.

GOVERNMENTAL REGULATION

     The Registrant believes it is in substantial compliance with federal, state and local provisions that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment. Capital expenditures in 2003 attributable to compliance with such laws were not material. The Registrant believes that the overall impact of compliance with environmental regulations will not have a material effect on it future operations.

SEASONALITY

     Certain of the Registrant's businesses are susceptible to the influences of seasonal buying or delivery patterns. The Registrant's businesses which tend to have lower sales in the first calendar quarter compared to other quarters as a result of these influences are street sweeping, fire rescue products, outdoor warning, municipal emergency signal products and parking systems.

ADDITIONAL INFORMATION

     The Registrant makes its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports available, free of charge, through its Internet website (http://www.federalsignal.com) as soon as reasonably practical after it electronically files or furnishes such materials to the Securities and Exchange Commission ("SEC"). All of the Registrant's filings may be read or copied at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. Information on the operation of the Public Filing Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically.

ITEM 2.  PROPERTIES.

     As of December 31, 2003, the Registrant utilized 33 principal manufacturing plants located throughout North America, as well as 16 in Europe, 1 in South Africa, 1 in South America, and 1 in the Far East.

     In total, the Registrant devoted approximately 2,402,000 square feet to manufacturing and 1,132,000 square feet to service, warehousing and office space as of December 31, 2003. Of the total square footage, approximately 32% is devoted to the Safety Products Group, 12% to the Tool Group, 25% to the Fire Rescue Group and 31% to the Environmental Products Group. Approximately 71% of the total square footage is owned by the Registrant, with the remaining 29% being leased.

     All of the Registrant's properties, as well as the related machinery and equipment, are considered to be well-maintained, suitable and adequate for their intended purposes. In the aggregate, these facilities are of sufficient capacity for the Registrant's current business needs.

ITEM 3.  LEGAL PROCEEDINGS.

     The information concerning the Registrant's legal proceedings included in Note L of the financial statements contained under Item 8 of this Form 10-K is incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders through the solicitation of proxies or otherwise during the three months ended December 31, 2003.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Federal Signal Corporation's common stock is listed and traded on the New York Stock Exchange ("NYSE") under the symbol FSS. The information concerning the Registrant's market price range and dividend per share data included in Note R of the financial statements contained under Item 8 of this Form 10-K is incorporated herein by reference. As of January 30, 2004, there were 3,587 holders of record of the Registrant's common stock.

ITEM 6. SELECTED FINANCIAL DATA.

     The following table presents the selected financial information of the Registrant as of and for the 11 years ended December 31, 2003:

                                  2003       2002       2001       2000       1999      1998     1997     1996     1995     1994
                                --------   --------   --------   --------   --------   ------   ------   ------   ------   ------
Operating Results (dollars in
 millions):
 Net sales(a).................  $1,206.8   $1,057.2   $1,072.2   $1,106.1   $  977.2   $936.8   $858.6   $814.1   $744.9   $611.1
 Income before income
   taxes(a,b).................  $   46.0   $   61.1   $   64.5   $   84.4   $   79.3   $ 79.4   $ 81.5   $ 86.6   $ 77.8   $ 66.2
 Income from continuing
   operations(a,b)............  $   37.7   $   46.2   $   46.6   $   57.7   $   54.4   $ 55.1   $ 56.9   $ 57.8   $ 51.9   $ 44.3
 Operating margin(a)..........       5.5%  $    7.8%       8.6%      10.5%      10.4%    10.4%    11.2%    11.8%    12.1%    12.2%
 Return on average common
   shareholders'
   equity(b,c,d)..............       9.1%      12.1%      13.3%      16.4%      17.0%    19.1%    20.6%    23.8%    22.0%    22.3%
Common Stock Data (per
 share)(e):
 Income from continuing
   operations -- diluted......  $    .79   $   1.01   $   1.03   $   1.27   $   1.18   $ 1.20   $ 1.24   $ 1.26   $ 1.13   $  .96
 Cash dividends...............  $    .80   $    .80   $    .78   $    .76   $    .74   $  .71   $  .67   $  .58   $  .50   $  .42
 Market price range:
   High.......................  $  20.79   $  27.07   $  24.63   $  24.13   $  28.06   $27.50   $26.75   $28.25   $25.88   $21.38
   Low........................  $  13.60   $  16.00   $  17.00   $  14.75   $  15.06   $20.00   $19.88   $20.88   $19.63   $16.88
 Average common shares
   outstanding (in
   thousands).................    47,984     45,939     45,443     45,521     45,958   45,846   45,840   45,885   45,776   45,948
Financial Position at Year-End
 (dollars in millions):
 Working capital(f,g).........  $  119.2   $  172.9   $  151.6   $   60.0   $   71.6   $116.0   $ 41.6   $ 40.6   $ 48.8   $ 53.9
 Current ratio(f,g)...........       1.4        1.8        1.8        1.2        1.3      1.6      1.2      1.2      1.3      1.4
 Total assets.................  $1,186.4   $1,168.4   $1,026.9   $1,001.4   $  948.6   $836.0   $727.9   $703.9   $620.0   $521.6
 Long-term debt, net of
   current portion(f).........  $  194.1   $  279.5   $  232.7   $  125.4   $  134.4   $137.2   $ 32.1   $ 34.3   $ 39.7   $ 34.9
 Shareholders' equity.........  $  422.5   $  398.1   $  359.4   $  357.4   $  354.0   $321.8   $299.8   $272.8   $248.1   $220.3
 Debt-to-capitalization
   ratio(f)...................        40%        44%        44%        45%        42%      37%      30%      28%      29%      22%
Other (dollars in millions):
 Orders(a)....................  $1,143.8   $1,121.2   $1,082.4   $1,113.7   $1,018.8   $967.9   $888.8   $851.3   $704.9   $631.5
 Backlog(a)...................  $  361.8   $  422.0   $  352.2   $  339.9   $  329.5   $305.0   $254.7   $227.6   $190.0   $204.0
 Net cash provided by
   operating activities.......  $   75.4   $   88.4   $   95.1   $   64.4   $   57.7   $ 75.5   $ 64.2   $ 61.4   $ 62.9   $ 53.8
 Net cash used for investing
   activities.................  $  (15.2)  $  (57.3)  $  (59.2)  $  (64.8)  $ (105.1)  $(93.0)  $(38.4)  $(54.2)  $(88.1)  $(96.9)
 Net cash provided by (used
   for) financing
   activities.................  $  (59.8)  $  (38.1)  $  (32.6)  $    5.2   $   40.9   $ 22.2   $(27.5)  $ (4.1)  $ 29.9   $ 45.1
 Capital expenditures(a)......  $   17.9   $   20.1   $   18.4   $   22.3   $   23.4   $ 19.2   $ 18.2   $ 15.2   $ 14.2   $  9.9
 Depreciation(a)..............  $   23.9   $   21.7   $   20.0   $   19.5   $   17.1   $ 14.9   $ 13.3   $ 11.8   $ 10.5   $  8.9
 Employees(a).................     6,812      7,378      6,631      6,936      6,750    6,531    6,102    5,721    5,469    4,638

                                 1993
                                ------
Operating Results (dollars in
 millions):
 Net sales(a).................  $506.7
 Income before income
   taxes(a,b).................  $ 57.6
 Income from continuing
   operations(a,b)............  $ 39.0
 Operating margin(a)..........    12.4%
 Return on average common
   shareholders'
   equity(b,c,d)..............    21.0%
Common Stock Data (per
 share)(e):
 Income from continuing
   operations -- diluted......  $  .85
 Cash dividends...............  $  .36
 Market price range:
   High.......................  $21.00
   Low........................  $15.75
 Average common shares
   outstanding (in
   thousands).................  46,155
Financial Position at Year-End
 (dollars in millions):
 Working capital(f,g).........  $ 52.8
 Current ratio(f,g)...........     1.5
 Total assets.................  $405.7
 Long-term debt, net of
   current portion(f).........  $ 21.1
 Shareholders' equity.........  $199.2
 Debt-to-capitalization
   ratio(f)...................       1%
Other (dollars in millions):
 Orders(a)....................  $526.0
 Backlog(a)...................  $167.6
 Net cash provided by
   operating activities.......  $ 48.8
 Net cash used for investing
   activities.................  $(38.1)
 Net cash provided by (used
   for) financing
   activities.................  $(10.3)
 Capital expenditures(a)......  $  9.1
 Depreciation(a)..............  $  7.5
 Employees(a).................   3,847

---------------
(a) continuing operations only

(b) in 1996, includes gain on sale of subsidiary of $4.7 million pre-tax, $2.8 million after-tax or $.06 per share

(c) in 1995, includes the effect of a nonrecurring charge for a litigation settlement related to a discontinued business of $4.2 million after-tax

(d) excludes cumulative effects of changes in accounting

(e) reflects 4-for-3 stock split in 1994

(f) manufacturing operations only

(g) in 2001, increase largely attributable to refinancing of short-term debt with funded long-term debt

     The information concerning the Registrant's selected quarterly data included in Note R of the financial statements contained under Item 8 of this Form 10-K is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Federal Signal Corporation manufactures a broad range of fire rescue vehicles; municipal and industrial cleaning vehicles and equipment; safety, signaling and communication equipment and tooling products. Due to technology, marketing, distribution and product application synergies, the company's business units are organized and managed in four operating segments: Fire Rescue, Environmental Products, Safety Products and Tool. The company also provides customer and dealer financing to support the sale of vehicles. The information concerning the company's manufacturing businesses included in Item 1 of this Form 10-K and Notes K and M of the financial statements contained under
Item 8 of this Form 10-K are incorporated herein by reference.

RESULTS OF OPERATIONS

     Orders increased 2% in 2003 to $1.14 billion as the benefit of the refuse truck body businesses acquired in late 2002 and foreign currency translation effects on non-U.S. sales more than offset order declines in other businesses. Excluding the newly-acquired refuse businesses, orders declined 3% in 2003, reflecting weak municipal and industrial markets present throughout the year. Sales increased 14% to $1.21 billion in 2003 largely as a result of the refuse truck body business acquisitions and increased Fire Rescue deliveries. The 14% sales increase included 6% from acquisitions, 3% from foreign currency translation effects, 1% from price increases and 4% from volume. Despite the significant increase in sales, income from continuing operations declined 18% in 2003. Cyclically weak U.S. municipal and industrial markets adversely affected sales of high margin products in the Safety Products and Tool groups and depressed earnings in the refuse truck body businesses. In addition, production facility shutdown charges and higher pension and health care costs adversely affected 2003 results. Partially offsetting were lower interest expense and income taxes. As a result, diluted earnings per share from continuing operations declined 22% to $.79 in 2003 compared to $1.01 in 2002.

     In 2002, diluted income per share from continuing operations totaled $1.01 on sales of $1.06 billion. This compares to earnings per share of $1.03 in 2001 on sales of $1.07 billion. Sales declined in the Fire Rescue and Tool groups; the Environmental Products and Safety Products groups both saw increases. The overall 1% sales decline reflected essentially flat selling prices in 2002 on continued weak industrial market conditions; the refuse body acquisitions in the fourth quarter of 2002 increased sales approximately 2%. Sales to customers in the United States declined 5% in 2002 and sales to non-U.S. customers increased 10% (3% net of currency effects). Orders increased 4% in 2002 to $1.12 billion due to the addition of the refuse truck body orders in the fourth quarter and strength in safety products markets, particularly the $19 million initial installment on the Dallas/Fort Worth International Airport parking revenue control system award received in the third quarter.

     Net income in 2003 included a $.4 million after-tax charge, or $.01 per diluted share, relating to the loss on sale of the discontinued Sign Group operations completed in the second quarter. Net income in 2002 included an $8.0 million after-tax charge relating to the cumulative effect of a change in accounting for goodwill required by Statement of Financial Accounting Standards
(SFAS) No. 142, "Goodwill and Other Intangible Assets". Net income in 2001 included $5.5 million of after-tax expense relating to goodwill amortization; beginning in 2002, goodwill is no longer amortized in accordance with SFAS No. 142.

     The following table summarizes the company's results of operations for the three-year period ended December 31, 2003 (in millions):

                                               2003                 2002                 2001
                                        ------------------   ------------------   ------------------
                                         AMOUNT    PERCENT    AMOUNT    PERCENT    AMOUNT    PERCENT
                                        --------   -------   --------   -------   --------   -------
Net sales.............................  $1,206.8    100.0%   $1,057.2    100.0%   $1,072.2    100.0%
Cost of sales.........................     891.7     73.9       758.2     71.7       759.9     70.9
                                        --------    -----    --------    -----    --------    -----
Gross profit..........................     315.1     26.1       299.0     28.3       312.3     29.1
Operating expenses....................     249.1     20.6       217.1     20.5       220.3     20.5
                                        --------    -----    --------    -----    --------    -----
Operating income......................      66.0      5.5        81.9      7.8        92.0      8.6
Interest expense and other............     (20.0)    (1.7)      (20.8)    (2.0)      (27.5)    (2.6)
Income taxes..........................      (8.3)    (0.7)      (14.9)    (1.4)      (17.9)    (1.7)
                                        --------    -----    --------    -----    --------    -----
Income from continuing operations.....      37.7      3.1        46.2      4.4        46.6      4.3
Discontinued operations and change in
  accounting principle................      (0.4)                (8.0)    (0.8)        1.0      0.1
                                        --------    -----    --------    -----    --------    -----
Net income............................  $   37.3      3.1%   $   38.2      3.6%   $   47.6      4.4%
                                        ========    =====    ========    =====    ========    =====

     Operating income decreased 19% to $66.0 million in 2003 from $81.9 million in 2002. This 2.3 percentage point decline in operating margin from 7.8% in 2002 to 5.5% in 2003 reflects continued weakness in U.S. municipal and industrial markets, costs incurred to shut down production facilities in the U.K. and New York and increased employee pension and health care costs partly offset by material costs savings from new supplier alliances. The effects of weak markets were particularly evident in the results of the Environmental Products, Safety Products and Tool groups; Fire Rescue enjoyed sales and earnings increases, resulting in part from high backlogs at the beginning of 2003. In 2002, operating income declined 11% from $92.0 million in 2001 resulting in a .8 percentage point decrease in operating margin from 8.6% in 2001. The 2002 margin decline was essentially due to a very slow industrial economy that reduced sales of the company's higher-margin industrial products, reduced throughput and higher production costs that adversely affected Fire Rescue Group profitability and flat pricing.

     Interest expense declined 2% to $19.8 million in 2003 from $20.1 million in 2002. This was as a result of slightly lower debt levels, favorable interest rate swap agreements and amortization of deferred gains on previously-terminated interest rate swaps; these factors were partially offset by higher borrowing costs as Standard and Poor's reduced their short-term debt rating of the company to A-3. The company replaced commercial paper borrowings with higher cost committed bank lines. The impact on 2003's operations as a result of the debt rating reduction totaled approximately $1.0 million. In 2002, interest expense declined $6.3 million, or 24%, from 2001 largely as a result of a much lower short-term interest rate environment in 2002. The lower interest rates were partially offset by increased borrowings in the fourth quarter of 2002 related to the acquisitions of the refuse truck body businesses. Weighted-average interest rates on short-term borrowings were 2.0% in 2003, 2.0% in 2002 and 4.6% in 2001.

     The company's effective tax rate of 18.1% in 2003 was significantly below the 24.4% rate in 2002 and the 27.7% rate in 2001. The lower tax rate in 2003 reflects the effect of a one-time benefit associated with the closure of a production facility in the U.K. and the higher relative impact of tax credits and tax-exempt municipal income. The reduction in the effective tax rate in 2002 from 2001 reflects the increased mix of tax-exempt revenues earned by the company's Environmental Products and Fire Rescue groups, lower tax rates of the company's foreign operations, eliminating the amortization of non-deductible goodwill for financial reporting purposes due to the adoption of SFAS No. 142 and reduction in reserve needs for now-closed tax issues.

     The company changed its assumptions for discount rates used in determining the actuarial present values of accumulated and projected benefit obligations for its postretirement plans. The company reduced the discount rate to 6.25% as of December 31, 2003 from 6.75% and 7.30% as of December 31, 2002 and 2001, respectively, for its U.S. plans because of lower prevailing interest rates. The changes in the assumptions resulted in additional pension expense of $2.2 million in 2002 and an additional increase of $2.7 million in 2003. In January 2004, the company also established its other significant cost assumptions for its U.S. pension plans as follows: expected long-term rate of return on plan assets -- 9.0%; rate of increase in compensation levels -- 3.5%. The company expects that the change in these assumptions will further increase 2004 pension costs by approximately $2.4 million, or $.03 per share, compared to 2003. In 2001, the company incurred approximately $.7 million in nonrecurring pension costs as a result of the company's fourth quarter 2001 restructuring. The company also recorded an after-tax charge of $.4 million in 2003 and $13.8 million in 2002 to other comprehensive income representing the effect of an additional minimum pension liability. Like many companies, the company's pension plan performance was adversely affected by low asset returns and lower interest rates.

     Certain of the company's businesses are susceptible to the influences of seasonal buying or delivery patterns. The company's businesses which tend to have lower sales in the first calendar quarter compared to other quarters as a result of these influences are street sweeping, fire rescue products, outdoor warning, municipal emergency signal products and parking systems.

ENVIRONMENTAL PRODUCTS OPERATIONS

     The following chart presents the Environmental Products Group's results of operations for the three-year period ending December 31, 2003 (in millions):

                                   LINE GRAPH

     Orders increased 16% in 2003 due to the full-year effect of the refuse truck body acquisitions. Excluding the effects of the acquisitions, orders declined 4% reflecting weak U.S. municipal demand. Orders increased 7% in 2002 due mainly to the refuse acquisitions. Global sweeper orders declined 2% in 2002, as increased international business was more than offset by a 15% reduction in U.S. orders in light of deteriorating municipal government budgets.

     Net sales increased 19% to $353 million in 2003 from $296 million in 2002 due to the full-year effect of the refuse body truck acquisitions; net sales of non-refuse operations declined 5% reflecting weak U.S. municipal demand and a reduction in finance revenues reflecting the runoff of the industrial leasing portfolio following the company's decision in 2001 to curtail this lending activity. Net sales increased 6% in 2002 from $281 million in 2001 largely as a result of the refuse truck body acquisitions in late 2002.

     Operating income declined 23% to $17.7 million in 2003 from $23.0 million in 2002 resulting in a corresponding decrease in operating margin to 5.0% from 7.7%. This decline is in large part due to the low profitability of the refuse businesses, the continued weakening of the U.S. municipal markets, lower finance revenues and earnings from industrial customer financings and one-time costs incurred to consolidate U.S. sweeper production facilities and convert European sweepers to new EU standards. In 2002, operating income increased 14% from $20.2 million in 2001 principally due to improved operating results for sweepers, more than offsetting the effects of lower volumes and adverse product mix in other product lines in the group.

FIRE RESCUE OPERATIONS

     The following graph presents the Fire Rescue Group's results of operations for the three-year period ended December 31, 2003 (in millions):

                                   LINE GRAPH

     The group's orders decreased 2% in 2003 reflecting the weaker U.S. municipal and government markets primarily in the second and third quarters, and lower export orders which tend to be somewhat volatile. Orders increased 1% in 2002 as strong orders at European businesses more than offset a modest decline elsewhere.

     Net sales increased 24% to $416 million in 2003 from $334 million in 2002. High backlogs at the beginning of 2003 and improvements in productivity and delivery drove the sales increase. The group's sales increased largely as a result of increased productivity in its U.S. production facilities and the beneficial translation effects of stronger Euro and Canadian currencies. In 2002, net sales declined 10% from $373 million in 2001 as reduced throughput and deliveries in the U.S. production facilities resulted from more complex units and prototypes.

     Operating income increased 29% to $14.5 million in 2003 from $11.2 million in 2002 resulting in a slight operating margin improvement to 3.5%. Improved productivity of the U.S. operations more than offset higher costs incurred to improve the group's selling and manufacturing processes. In 2002, operating income declined 60% from $27 million and an operating margin of 7.3% in 2001; income and margin declined due to the lower sales levels coupled with higher production costs.

SAFETY PRODUCTS OPERATIONS

     The following chart presents the Safety Product Group's results of operations for the three-year period ended December 31, 2003 (in millions):

                                   LINE GRAPH

     Orders declined 7% in 2003 essentially due to the group booking a $19 million order for the Dallas/ Fort Worth parking project in 2002; excluding this project, the group's orders were flat. Orders increased 6% in

2002 largely due to the large airport parking project and success in increasing market share for European police products.

     Net sales increased 3% in 2003 to $278 million from $270 million in 2002 reflecting progress on the Dallas/Fort Worth International Airport parking project and the strength of the Euro against the U.S. dollar offset by a weak municipal police products market and the shutdown of a production facility in the U.K. Sales increased 5% in 2002 from $256 million in 2001 due to increased deliveries of outdoor warning systems and European police products.

     Despite the growth in sales, operating income declined 23% from $41.4 million in 2002 to $31.8 million in 2003. The operating margin decrease from 15.3% to 11.4% reflects a pre-tax charge of $2.5 million for costs associated with the shutdown of a production facility in the U.K., weaker sales of high-margin municipal products coupled with higher sales of lower margin parking products, and higher pension and health care costs. In 2002, operating income increased 9% and margins strengthened due to higher net sales, partly offset by increased pension expense.

TOOL OPERATIONS

     The following graph presents the Tool Group's results of operations for the three-year period ended December 31, 2003 (in millions):

                                   LINE GRAPH

     Net sales increased 2% to $160 million in 2003 from $156 million in 2002; the increase was principally a result of growth in the international precision tooling markets, largely attributable to the strong European currency. Partially offsetting was a weak U.S. cutting tool market, as automotive customers continued their low capital investment despite strong production. In 2002, net sales declined 3% from $162 million in 2001, a reflection of lower cutting tool sales, which represented about one-quarter of the group's sales.

     Operating income declined 15% to $15.9 million in 2003 from $18.7 million in 2002. The decline in operating income and a reduction in operating margin from 12.0% in 2002 to 10.0% in 2003 was largely due to cutting tool pricing pressures, costs and operating inefficiencies associated with the closure of a New York production facility, increased sales of third party resale products and significantly higher pension and medical costs. In 2002, operating income declined 3% from $19.3 million in 2001 due to lower sales volumes, cutting tool pricing pressures and the effect of lower fixed cost absorption caused by inventory reductions made possible by successful lean enterprise initiatives.

CORPORATE EXPENSE

     Corporate expenses totaled $14.0 million in 2003, $12.4 million in 2002 and $12.6 million in 2001. The 13% increase in 2003 reflects an increased bad debt provision and higher pension expense.

     The company has been sued by over 1,500 firefighters in 27 separate cases alleging that exposure to the company's sirens impaired their hearing. The company has successfully defended itself in over 40 similar cases and contests the allegations. The discovery phase of the litigation begins in 2004; the company intends to aggressively defend the matter and expects to incur approximately $3.6 million in legal fees in 2004. For further details, refer to Note L in the financial statements included in Item 8 of this Form 10-K.

FINANCIAL SERVICES ACTIVITIES

     The company maintains a large investment ($230 million and $227 million at December 31, 2003 and 2002, respectively) in lease financing and other receivables that are generated by its Environmental Products and Fire Rescue operations. The increase in assets resulted from Fire Rescue's strong 2003 deliveries and subsequent lease financing offset by the company's decision to cease lending to customers in certain commercial and industrial markets. Financial services assets have repayment terms ranging from one to ten years. These assets are 87% leveraged due to their overall quality; financial services debt was $201 million and $202 million at December 31, 2003 and 2002, respectively.

     Financial revenues totaled $13 million, $16 million and $16 million in 2003, 2002 and 2001, respectively. The 17% decline in 2003 is primarily due to the company's decision to cease financing new industrial product sales and lower lending rates due to the declining interest rate environment.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     During the three-year period ended December 31, 2003, the company utilized its strong cash flows from operations to fund sustaining and cost reduction capital needs of its operations; to fund in whole or in part strategic acquisitions of companies operating in markets related to those already served by the company; and to pay increasing amounts in cash dividends to shareholders. Beyond these uses, remaining cash was used to pay down debt and to repurchase shares of common stock.

     The company's cash and cash equivalents totaled $10.1 million, $9.8 million and $16.9 million as of December 31, 2003, 2002 and 2001, respectively. The following table summarizes the company's cash flows for the three-year period ended December 31, 2003 (in millions):

                                                              2003     2002     2001
                                                             ------   ------   ------
Operating cash flow........................................  $ 75.4   $ 88.4   $ 95.1
Capital expenditures.......................................   (17.9)   (20.1)   (18.4)
Dispositions and acquisitions..............................     7.5    (48.1)   (19.7)
Financial services activities, net.........................    (5.1)    13.7    (26.1)
Borrowing activity, net....................................   (22.2)    (1.1)    13.4
Purchases of treasury stock................................     (.1)    (4.4)   (13.2)
Dividends..................................................   (38.3)   (36.0)   (35.2)
Other......................................................     1.0      0.5      7.4
                                                             ------   ------   ------
Increase (decrease) in cash................................  $  0.3   $ (7.1)  $  3.3
                                                             ======   ======   ======

     Operating cash flow declined to $75.4 million in 2003 from $88.4 million in 2002, in large part reflecting lower earnings, timing of customer advances, the disproportionate increase in foreign sales with longer payment terms and multi-year contracts. Cash flows benefited from favorable settlements of interest rate swaps and foreign currency hedges as well as continued improvements in inventory productivity as evidenced by inventory turns rising to
4.8 at December 31, 2003. Operating cash flow decreased in 2002 from $95.1 million in 2001 due to lower earnings and a discretionary $5.0 million pension contribution made in view of the company's strong cash position and weak pension asset performance. The company also experienced reductions in working capital driven by improved collections, lower inventory levels due to lean enterprise initiatives and the receipt of more advance payments from customers. The company's operating cash flows fluctuate on a quarterly basis due to sales seasonality and associated working capital requirements.

     The company completed the sale of the Sign Group in April 2003 for cash of $7.5 million and a $4.2 million note receivable. The company acquired the refuse businesses in 2002 for $101.3 million, funded with cash of $48.1 million and stock valued at $43.4 million plus the assumption of $9.8 million of debt. The company paid $19.7 million in 2001 to acquire Athey Products Corporation, Plastisol Holdings B.V. and two small Tool Group companies including the assumption of debt.

     In order to show the distinct characteristics of the company's investment in its manufacturing and financial service activities, the company has presented separately these investments and their related liabilities. Different ratios of debt and equity support each of these two types of activities.

     In April 2003, Standard and Poor's lowered the company's debt rating from A-2 to A-3 making short-term borrowing in the commercial paper market no longer viable. After drawing on the $300 million back-up credit facility to pay off the commercial paper holders, the company replaced it with a new $250 million unsecured revolving credit facility maturing in 2006 bearing interest at a variable rate of LIBOR plus .83%. At December 31, 2003, $75 million was outstanding under this agreement. The company also secured $50 million in private placement financing with increments maturing in 2008, 2010 and 2013 bearing interest at a variable rate of LIBOR plus 1.04%. The rating downgrade resulted in the company incurring an additional $1.0 million in borrowing costs in 2003. The incremental cost was partially offset by favorable interest rate swap agreements. The company paid down $22.2 million of borrowings in 2003.

     During the fourth quarter of 2002, the company issued long-term debt of $100 million at an average interest rate of 5.1% with terms ranging from six to ten years. The company issued the debt to replace $48 million of short-term debt incurred to fund the refuse business acquisitions and to replace other existing short-term debt.

     The company's debt facilities contain covenants relating to a maximum debt-to-capitalization ratio, minimum interest coverage and minimum net worth. As of December 31, 2003, the company was in compliance with the financial covenants of its debt agreements. At December 31, 2003, total manufacturing debt was $265 million, representing 40% of capitalization, down from 44% ($296 million) as of December 31, 2002. The manufacturing debt-to-capitalization ratio is subject to variations based on seasonal working capital requirements. The company believes that its financial services assets, due to their overall quality, are capable of sustaining a leverage ratio of 91%. At both December 31, 2003 and 2002, the company's debt-to-capitalization ratio for its financial services activities was 87% for its continuing operations.

     Cash dividends increased by $2.3 million from $36.0 million in 2002 to $38.3 million in 2003 due to the additional shares issued in late 2002 for the refuse acquisitions; the company paid dividends of $.80 per share in 2003. In October 2003, the company announced a 50% reduction in the quarterly dividend to improve its long-term position in view of the further weakening of the U.S. state and municipal markets and the lack of a conclusive rebound in the industrial economy. The reduction is expected to improve the company's future financial flexibility.

     Management focuses substantial effort on improving the utilization of the company's working capital. The company's primary working capital as a percent of net sales was 23.3% and 22.4% as of December 31, 2003 and 2002, respectively. The company anticipates that its financial resources and major sources of liquidity, including cash flow from operations and borrowing capacity, will continue to be adequate to meet its operating and capital needs in addition to its financial commitments.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

     The following table presents a summary of the company's contractual obligations and payments due by period as of December 31, 2003 (in millions):

                                                               PAYMENTS DUE BY PERIOD
                                             ----------------------------------------------------------
                                                      LESS THAN      1 - 3         3 - 5      MORE THAN
                                             TOTAL     1 YEAR        YEARS         YEARS       5 YEARS
                                             ------   ---------   -----------   -----------   ---------
Long-term debt.............................  $380.6     $25.2       $ 99.8         $82.2       $173.4
Capital lease obligations..................     0.2       0.2
Operating lease obligations................    27.6       7.6          9.1           5.3          5.6
Fair value of interest rate swaps..........    (9.4)     (0.3)        (2.3)         (1.4)        (5.4)
Fair value of foreign currency forward
  contracts................................    (2.5)     (1.7)        (0.8)
                                             ------     -----       ------         -----       ------
Total contractual obligations..............  $396.5     $31.0       $105.8         $86.1       $173.6
                                             ======     =====       ======         =====       ======

     The company is party to various interest rate swap agreements in conjunction with the management of borrowing costs. As of December 31, 2003, the fair value of the company's net position would result in cash proceeds of $9.4 million. Future changes in the U.S. interest rate environment would correspondingly affect the fair value and ultimate settlement of the contracts.

     The company also enters into foreign currency forward contracts to protect against the variability in exchange rates on cash flows of its foreign subsidiaries. As of December 31, 2003, the unrealized gain on the company's foreign currency forward contracts totaled $2.5 million. Volatility in the future exchange rates between the U.S. dollar and Euro and Canadian dollar will impact final settlement.

     The following table presents a summary of the company's commercial commitments and the notional amount expiration by period (in millions):

                                                      NOTIONAL AMOUNT EXPIRATION BY PERIOD
                                             -------------------------------------------------------
                                                          LESS THAN       1 - 3   3 - 5    MORE THAN
                                              TOTAL         1 YEAR        YEARS   YEARS     5 YEARS
                                             -------   ----------------   -----   ------   ---------
Security bonds for casualty insurance
  policies.................................  $  25.1       $  25.1
Financial standby letters of credit........     10.3          10.1                           $ .2
Guaranteed residual value obligations......      3.5            .1        $ .6    $  2.7       .1
Guarantees of the indebtedness of others...       .8            .6          .2
                                             -------       -------        ----    ------     ----
Total commercial commitments...............  $  39.7       $  35.9        $ .8    $  2.7     $ .3
                                             =======       =======        ====    ======     ====

     The security bonds for casualty insurance policies relate to the company's worker's compensation, automobile, general liability and product liability policies. The outstanding financial standby letters of credit represent guarantees of performance by foreign subsidiaries that engage in cross-border transactions with foreign governments.

     In limited circumstances, the company guarantees the residual value on vehicles in order to facilitate a sale. The company also guaranteed the debt of an independent dealer that sells the company's vehicles. The company believes its risk of loss is low; no losses have been incurred to date. The inability of the company to enter into these types of arrangements in the future due to unforeseen circumstances is not expected to have a material impact on its financial position, results of operations or cash flows.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The company considers the following policies to be the most critical in understanding the judgments that are involved in the preparation of the company's consolidated financial statements and the uncertainties that could impact the company's financial condition, results of operations and cash flows.

  ALLOWANCE FOR DOUBTFUL ACCOUNTS

     The company performs ongoing credit evaluations of its customers. The company's policy is to establish, on a quarterly basis, an allowance for doubtful accounts based on factors such as historical loss trends, credit quality of the present portfolio, collateral value and general economic conditions. If the historical loss trend increased or decreased 10% in 2003, the company's operating income would have decreased or increased by $.3 million, respectively. Though management considers the valuation of the allowance proper and adequate, changes in the economy and/or deterioration of the financial condition of the company's customers could affect the reserve balances required.

  WARRANTY RESERVE

     The company's products generally carry express warranties that provide repairs at no cost to the customer or the issuance of credit. The length of the warranty term depends on the product sold, but generally extends from six months to five years based on the terms that are generally accepted in the company's marketplaces. Certain components necessary to manufacture the company's vehicles (including chassis, engines and transmissions) are covered under an original manufacturers' warranty. Such manufacturers' warranties are extended directly to end customers.

     The company accrues its estimated exposure to warranty claims at the time of sale based upon historical warranty claim costs as a percentage of sales. Management reviews these estimates on a quarterly basis and adjusts the warranty provisions as actual experience differs from historical estimates. Infrequently, a material warranty issue can arise which is outside the norm of the company's historical experience; costs related to such issues, if any, are provided for when they become probable and estimable.

     The company's warranty cost as a percentage of net sales totaled 1.5% in 2003, 1.0% in 2002 and 1.2% in 2001. The increase in the rate in 2003 is primarily due to the acquisitions of the refuse truck body businesses in late 2002 which experience higher warranty claims due to their usage pattern and the introduction of new custom fire rescue vehicles that incurred higher warranty costs when used for the first time. Although management believes the current liability is appropriate, a 10% increase or decrease in the estimated warranty costs in 2003 would have decreased or increased operating income by $1.8 million, respectively.

  WORKER'S COMPENSATION AND PRODUCT LIABILITY RESERVES

     The company is partially self-insured for worker's compensation claims with various stop-loss thresholds. When a worker's compensation claim is filed, a liability is estimated, if any is expected, to settle the claim. The establishment of a liability for unpaid claims, including claims incurred but not reported, is based on the assessment by the company's claim administrator of each claim, management's estimate of the nature and severity of total claims and an independent actuarial valuation. The company utilizes a third-party administrator to track and evaluate actual claims experience for consistency in the data used in the actuarial valuation. While management believes the current reserve is adequate, a 10% increase or decrease in the average cost per claim in 2003 would have decreased or increased operating income by $.3 million, respectively.

     Due to the nature of the products manufactured, the company is subject to product liability claims in the ordinary course of business. The company is partially self-insured for its product liability exposures; it records a liability when a potential loss associated with an asserted claim is probable and reasonably estimable. The liability is based on an assessment of each claim by the company's third party administrator, management's current knowledge of the matter and consultation with counsel. Management believes that the liability established appropriately reflects the company's risk exposure.

  GOODWILL IMPAIRMENT

     In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", the company ceased amortization of goodwill and indefinite-lived intangible assets effective January 1, 2002. SFAS No. 142 also requires the company to test these assets annually for impairment; the company performs this test at the beginning of the fourth quarter unless impairment indicators arise earlier. The company continues to amortize definite-lived intangible assets over their useful life.

     A review for impairment requires judgment in estimated cash flows based upon estimates of future sales, operating income, working capital improvements and capital expenditures. Management utilizes a discounted cash flow approach to determine the fair value of the company's reporting units. If the sum of the expected discounted cash flows of the reporting unit is less than its carrying value, an impairment loss is required against the unit's goodwill.

     In accordance with SFAS No. 142's transition rules, the company performed an assessment as of January 1, 2002, the date of the statement's adoption. This evaluation resulted in an $8.0 million impairment charge in 2002 related to a niche Tool Group business. The annual testing conducted in 2002 and 2003 did not result in any impairment.

     Although management believes that the assumptions and estimates used were reasonable, a sensitivity analysis for each reporting unit is performed along with the impairment test. The analysis indicated that a 10% change in the sales growth, operating margin or working capital percentage assumptions would not result in any goodwill impairment.

MARKET RISK MANAGEMENT

     The company is subject to market risk associated with changes in interest rates and foreign exchange rates. To mitigate this risk, the company utilizes interest rate swaps and foreign currency forward contracts. The company does not hold or issue derivative financial instruments for trading or speculative purposes and is not party to leverage derivatives.

  INTEREST RATE RISK

     The company manages its exposure to interest rate movements by maintaining a proportionate relationship between fixed-rate debt to total debt within established percentages. The company uses funded fixed-rate borrowings as well as interest rate swap agreements to balance its overall fixed/floating interest rate mix.

     Of the company's debt at December 31, 2003, 43% was used to support financial services assets; the average remaining life of those assets is typically under three years and the debt is match-funded to the financing assets. The company is currently comfortable with a sizeable portion of floating rate debt to support these financial services assets, since a rise in borrowing rates would normally correspond with a rise in lending rates within a reasonable period.

     The following table summarizes the company's financial instruments held at December 31, 2003 that are sensitive to changes in interest rates, including debt obligations and interest rate swaps (dollars in millions):

                                                      EXPECTED MATURITY DATE
                                    -----------------------------------------------------------
                                    2004    2005    2006    2007    2008    THEREAFTER   TOTAL    FAIR VALUE
                                    -----   -----   -----   -----   -----   ----------   ------   ----------
Long-term debt
  Fixed rate
     Principal....................  $25.2   $17.6   $82.2   $27.1   $35.1     $143.4     $330.6     $339.6
     Average interest rate........    6.0%    5.9%    5.8%    5.9%    5.8%       5.7%       5.9%
  Variable rate
     Principal....................                                  $20.0     $ 30.0     $ 50.0     $ 50.0
     Average interest rate........                                    2.2%       2.2%       2.2%
Short-term debt -- variable rate
     Principal....................  $82.0                                                $ 82.0     $ 82.0
     Average interest rate........    2.2%                                                  2.2%
Interest rate swaps (pay fixed,
  receive variable)
     Notional amount..............  $30.0   $30.0   $10.0           $25.0     $ 20.0     $115.0     $ (1.5)
     Average pay rate.............    4.1%    4.5%    3.8%            5.1%       3.8%       4.3%
     Average receive rate.........    1.5%    2.1%    2.7%            3.7%       4.0%       2.7%
Interest rate swaps (receive
  fixed, pay variable)
     Notional amount..............  $10.0   $17.1   $72.1   $27.2   $35.2     $123.4     $285.0     $ (7.9)
     Average pay rate.............    4.7%    5.1%    6.1%    6.5%    6.5%       6.5%       6.2%
     Average receive rate.........    6.4%    6.5%    5.7%    6.6%    6.2%       5.8%       6.0%

     For interest rate swaps, the table presents notional amounts and weighted average interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on implied forward rates in the yield curve at the reporting date.

     At December 31, 2003 and 2002, the company was party to interest rate swap agreements with aggregate notional amounts of $400 million and $270 million, respectively. See Note H to the consolidated financial statements for a description of these agreements. All of the interest rate swap agreements qualify for hedge accounting treatment.

  FOREIGN EXCHANGE RATE RISK

     The company has foreign currency exposures related to buying and selling in currencies other than the local currency in which it operates. The company utilizes foreign currency forward contracts to manage risks associated with sales and purchase commitments as well as forecast transactions denominated in foreign currencies.

     The following table summarizes the company's foreign currency forward contract hedging instruments as of December 31, 2003 by expected settlement date (dollars in millions):

                                                           EXPECTED SETTLEMENT DATE
                                                         -----------------------------   FAIR
                                                         2004    2005    2006    TOTAL   VALUE
                                                         -----   -----   -----   -----   -----
Firm commitments
  Pay U.S. dollars, receive Euro
     Notional amount...................................  $19.7                   $19.7   $ 0.3
     Average contract rate.............................   0.81                    0.81
  Other European currencies
     Notional amount...................................  $ 2.4                   $ 2.4
Forecast transactions
  Pay U.S. dollars, receive Canadian dollars
     Notional amount...................................  $17.5   $ 7.1   $ 7.1   $31.7   $ 1.8
     Average contract rate.............................   1.37    1.40    1.40    1.39
  Receive U.S. dollars, pay Canadian dollars
     Notional amount...................................  $ 3.2                   $ 3.2   $ 0.9
     Average contract rate.............................   1.31                    1.31
  Receive U.S. dollars, pay Euro
     Notional amount...................................  $ 2.5                   $ 2.5   $(0.5)
     Average contract rate.............................    .88                     .88

     At December 31, 2003 and 2002, the company was party to foreign currency forward contracts with aggregate notional amounts of $59 million and $47 million, respectively. See Note H to the consolidated financial statements for a description of these agreements. All of these derivative instruments qualify for hedge accounting treatment.

FORWARD-LOOKING STATEMENTS

     This Form 10-K, reports filed by the company with the SEC on Forms 10-Q and 8-K and comments made by management contain the words such as "believe," "expect," "anticipate," "intend," "plan," "estimate" and "objective". These expressions are intended to identify forward-looking statements. Forward-looking statements include information concerning the company's possible or assumed future results of operations. While these statements are based on assumptions and judgments that management has made in light of industry experience as well as perceptions of historical trends, current conditions, expected future developments and other factors believed to be appropriate under the circumstances, actual results could differ materially. These statements are not guarantees of performance or results.

OTHER MATTERS

     The company has a business conduct policy applicable to all employees and regularly monitors compliance with that policy. The company has determined that it had no significant related party transactions for the three-year period ending December 31, 2003.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The information contained under the caption Market Risk Management included in Item 7 of this Form 10-K is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                           FEDERAL SIGNAL CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Auditors..............................   21
Consolidated Balance Sheets as of December 31, 2003 and
  2002......................................................   22
Consolidated Statements of Income for the Years Ended
  December 31, 2003, 2002 and 2001..........................   23
Consolidated Statements of Comprehensive Income for the
  Years Ended December 31, 2003, 2002 and 2001..............   24
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2003, 2002 and 2001..........................   25
Notes to Consolidated Financial Statements..................   26

                         REPORT OF INDEPENDENT AUDITORS

To the Shareholders and Board of Directors of Federal Signal Corporation

     We have audited the accompanying consolidated balance sheets of Federal Signal Corporation and subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of income, comprehensive income and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in Item 15(a)2. These financial statements and schedule are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Federal Signal Corporation and subsidiaries as of December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth herein.

     As discussed in Notes A and P to the financial statements, the company changed its method of accounting for goodwill and other intangibles in 2002.

                                          SIG ERNST & YOUNG LLP

Chicago, Illinois
January 29, 2004

                  FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                       DECEMBER 31,
                                                              -------------------------------
                                                                   2003             2002
                                                              --------------   --------------
                           ASSETS
Manufacturing activities:
  Current assets
     Cash and cash equivalents..............................  $   10,119,000   $    9,782,000
     Accounts receivable, net of allowances for doubtful
       accounts of $2,993,000 and $2,640,000,
       respectively.........................................     196,356,000      181,843,000
     Inventories -- Note B..................................     180,688,000      183,802,000
     Prepaid expenses.......................................      16,389,000       19,390,000
                                                              --------------   --------------
     Total current assets...................................     403,552,000      394,817,000
  Properties and equipment -- Note C........................     125,573,000      143,932,000
  Other assets
     Goodwill, net of accumulated amortization..............     366,414,000      348,435,000
     Other deferred charges and assets......................      60,759,000       44,046,000
                                                              --------------   --------------
  Total manufacturing assets................................     956,298,000      931,230,000
                                                              --------------   --------------
Net assets of discontinued operations.......................                       10,392,000
Financial services activities -- Lease financing and other
  receivables, net of allowances for doubtful accounts of
  $2,496,000 and $1,002,000, respectively, and net of
  unearned finance revenue -- Note D........................     230,111,000      226,788,000
                                                              --------------   --------------
Total assets................................................  $1,186,409,000   $1,168,410,000
                                                              ==============   ==============
            LIABILITIES AND SHAREHOLDERS' EQUITY
Manufacturing activities:
  Current liabilities
     Short-term borrowings -- Note E........................  $   70,837,000   $   16,432,000
     Accounts payable.......................................      82,525,000       76,082,000
     Accrued liabilities
       Compensation and withholding taxes...................      30,542,000       29,274,000
       Customer deposits....................................      21,224,000       28,326,000
       Other................................................      76,941,000       66,007,000
     Income taxes...........................................       2,301,000        5,763,000
                                                              --------------   --------------
     Total current liabilities..............................     284,370,000      221,884,000
  Long-term borrowings -- Note E............................     194,130,000      279,544,000
  Long-term pension and other liabilities...................      38,692,000       32,656,000
  Deferred income taxes -- Note F...........................      44,820,000       33,495,000
                                                              --------------   --------------
  Total manufacturing liabilities...........................     562,012,000      567,579,000
                                                              --------------   --------------
  Financial services activities -- Borrowings -- Note E.....     201,347,000      202,022,000
                                                              --------------   --------------
  Total liabilities.........................................     763,359,000      769,601,000
                                                              --------------   --------------
Minority interest in subsidiary -- Note K...................         541,000          744,000
Shareholders' equity -- Notes I and J
  Common stock, $1 par value, 90,000,000 shares authorized,
     48,439,000 and 48,394,000 shares issued,
     respectively...........................................      48,439,000       48,394,000
  Capital in excess of par value............................      91,898,000       91,114,000
  Retained earnings -- Note E...............................     317,404,000      313,684,000
  Treasury stock, 521,000 and 734,000 shares, respectively,
     at cost................................................     (14,850,000)     (18,026,000)
  Deferred stock awards.....................................      (2,309,000)      (3,136,000)
  Accumulated other comprehensive income (loss)
     Foreign currency translation...........................      (3,701,000)     (18,084,000)
     Net derivative loss, cash flow hedges..................        (222,000)      (2,098,000)
     Minimum pension liability..............................     (14,150,000)     (13,783,000)
                                                              --------------   --------------
  Total shareholders' equity................................     422,509,000      398,065,000
                                                              --------------   --------------
Total liabilities and shareholders' equity..................  $1,186,409,000   $1,168,410,000
                                                              ==============   ==============

                See notes to consolidated financial statements.

                  FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                       ------------------------------------------------
                                                            2003             2002             2001
                                                       --------------   --------------   --------------
Net sales............................................  $1,206,798,000   $1,057,201,000   $1,072,175,000
Costs and expenses
  Cost of sales......................................    (891,723,000)    (758,205,000)    (759,914,000)
  Selling, general and administrative................    (249,097,000)    (217,053,000)    (220,257,000)
                                                       --------------   --------------   --------------
Operating income.....................................      65,978,000       81,943,000       92,004,000
Interest expense.....................................     (19,750,000)     (20,075,000)     (26,368,000)
Other expense, net...................................        (414,000)        (895,000)      (1,182,000)
Minority interest....................................         203,000          129,000
                                                       --------------   --------------   --------------
Income before income taxes...........................      46,017,000       61,102,000       64,454,000
Income taxes -- Note F...............................      (8,345,000)     (14,923,000)     (17,864,000)
                                                       --------------   --------------   --------------
Income from continuing operations....................      37,672,000       46,179,000       46,590,000
Income (loss) from discontinued operations, net of
  taxes..............................................        (369,000)                          983,000
Cumulative effect of change in accounting, net of
  taxes..............................................                       (7,984,000)
                                                       --------------   --------------   --------------
Net income...........................................  $   37,303,000   $   38,195,000   $   47,573,000
                                                       ==============   ==============   ==============
Basic income per share
  Income from continuing operations..................  $          .79   $         1.01   $         1.03
  Income (loss) from discontinued operations, net of
    taxes............................................            (.01)                              .02
  Cumulative effect of change in accounting, net of
    taxes............................................                             (.17)
                                                       --------------   --------------   --------------
  Net income*........................................  $          .78   $          .83   $         1.05
                                                       ==============   ==============   ==============
Diluted income per share
  Income from continuing operations..................  $          .79   $         1.01   $         1.03
  Income (loss) from discontinued operations, net of
    taxes............................................            (.01)                              .02
  Cumulative effect of change in accounting, net of
    taxes............................................                             (.17)
                                                       --------------   --------------   --------------
  Net income*........................................  $          .78   $          .83   $         1.05
                                                       ==============   ==============   ==============

---------------

* amounts may not add to total due to rounding

                See notes to consolidated financial statements.

                  FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                       ----------------------------------------
                                                          2003           2002          2001
                                                       -----------   ------------   -----------
Net income...........................................  $37,303,000   $ 38,195,000   $47,573,000
Other comprehensive income (loss), net of related tax
  provision (benefit)
  Foreign currency translation adjustment, net of
     taxes of $8,447,000 in 2003, $4,449,000 in 2002
     and ($2,053,000) in 2001........................   14,383,000      7,576,000    (3,495,000)
  Net derivative gain (loss), cash flow hedges, net
     of taxes of $1,102,000 in 2003 and ($1,232,000)
     in 2002.........................................    1,876,000     (2,098,000)
  Minimum pension liability, net of tax benefit of
     ($216,000) in 2003 and ($8,094,000) in 2002.....     (367,000)   (13,783,000)
                                                       -----------   ------------   -----------
Comprehensive income.................................  $53,195,000   $ 29,890,000   $44,078,000
                                                       ===========   ============   ===========

                See notes to consolidated financial statements.

                  FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        FOR THE YEARS ENDED DECEMBER 31,
                                                  ---------------------------------------------
                                                      2003            2002            2001
                                                  -------------   -------------   -------------
Operating activities
  Net income....................................  $  37,303,000   $  38,195,000   $  47,573,000
  Adjustments to reconcile net income to net
     cash provided by operating activities:
     Cumulative effect of change in
       accounting...............................                      7,984,000
     Loss (income) from discontinued
       operations...............................        369,000                        (983,000)
     Depreciation and amortization..............     24,435,000      23,995,000      30,258,000
     Provision for doubtful accounts............      3,175,000       1,721,000       1,087,000
     Deferred income taxes......................      5,035,000       2,387,000        (458,000)
     Settlement of hedging contracts............      7,174,000       4,560,000       2,435,000
     Other, net.................................      3,608,000         466,000      (1,178,000)
     Changes in operating assets and
       liabilities, net of effects from
       acquisitions of companies
       Accounts receivable......................     (5,587,000)     (5,052,000)     11,047,000
       Inventories..............................      6,771,000      (2,126,000)     10,085,000
       Prepaid expenses.........................      1,385,000      (4,211,000)     (3,961,000)
       Accounts payable.........................      1,937,000      12,056,000     (10,372,000)
       Customer deposits........................     (9,616,000)      9,549,000       7,536,000
       Accrued liabilities......................       (550,000)     (4,610,000)     (1,972,000)
       Income taxes.............................        (62,000)      3,436,000       4,016,000
                                                  -------------   -------------   -------------
Net cash provided by operating activities.......     75,377,000      88,350,000      95,113,000
                                                  -------------   -------------   -------------
Investing activities
  Purchases of properties and equipment.........    (17,850,000)    (20,144,000)    (18,424,000)
  Principal extensions under lease financing
     agreements.................................   (167,160,000)   (155,293,000)   (174,457,000)
  Principal collections under lease financing
     agreements.................................    162,042,000     169,025,000     148,375,000
  Payments for purchases of companies, net of
     cash acquired, excludes $43,418,000 of
     common stock issued in 2002................                    (48,059,000)    (19,657,000)
  Proceeds from sale of discontinued
     operations.................................      7,453,000
  Other, net....................................        313,000      (2,858,000)      4,953,000
                                                  -------------   -------------   -------------
  Net cash used for investing activities........    (15,202,000)    (57,329,000)    (59,210,000)
                                                  -------------   -------------   -------------
Financing activities
  Reduction in short-term borrowings, net.......    (68,194,000)    (98,273,000)    (91,696,000)
  Increase in long-term borrowings, net.........     46,042,000      97,211,000     105,130,000
  Purchases of treasury stock...................       (117,000)     (4,356,000)    (13,155,000)
  Cash dividends paid to shareholders...........    (38,333,000)    (35,983,000)    (35,150,000)
  Other, net....................................        764,000       3,280,000       2,294,000
                                                  -------------   -------------   -------------
  Net cash used for financing activities........    (59,838,000)    (38,121,000)    (32,577,000)
                                                  -------------   -------------   -------------
Increase (decrease) in cash and cash
  equivalents...................................        337,000      (7,100,000)      3,326,000
Cash and cash equivalents at beginning of
  year..........................................      9,782,000      16,882,000      13,556,000
                                                  -------------   -------------   -------------
Cash and cash equivalents at end of year........  $  10,119,000   $   9,782,000   $  16,882,000
                                                  =============   =============   =============

                See notes to consolidated financial statements.

                  FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- SIGNIFICANT ACCOUNTING POLICIES

     Principles of consolidation: The consolidated financial statements include the accounts of Federal Signal Corporation and all of its subsidiaries. All significant intercompany balances and transactions have been eliminated.

     Cash equivalents: The company considers all highly liquid investments with a maturity of three-months or less, when purchased, to be cash equivalents.

     Allowance for doubtful accounts: The company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments on the outstanding accounts receivable. The allowance is maintained at a level considered appropriate based on historical and other factors that affect collectibility. These factors include historical trends of write-offs, recoveries and credit losses; the monitoring of portfolio credit quality; and current and projected economic and market conditions. If the financial condition of the company's customers were to deteriorate, resulting in an impairment of the ability to make payments, additional allowances may be required.

     Inventories: Inventories are stated at the lower of cost or market. At December 31, 2003 and 2002, approximately 55% of the company's inventories are costed using the FIFO (first-in, first-out) method. The remaining portion of the company's inventories is costed using the LIFO (last-in, first-out) method.

     Properties and depreciation: Properties and equipment are stated at cost. Depreciation, for financial reporting purposes, is computed principally on the straight-line method over the estimated useful lives of the assets. Property, plant and equipment and other long-term assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets. Such analyses necessarily involve significant judgment.

     Intangible assets: Intangible assets principally consist of costs in excess of fair values of net assets acquired in purchase transactions. These assets are assessed yearly for impairment at the beginning of the fourth quarter and also between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

     Stock-based compensation plans: The company has two stock-based compensation plans, which are described more fully in Note I. The company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock at the date of grant.

     The weighted average fair value per share of options granted was $2.97 in 2003, $4.52 in 2002 and $5.33 in 2001. The fair value of options was estimated at the grant date using a Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rates of 3.6% in 2003, 2.7% in 2002 and 4.4% in 2001; dividend yield of 4.5% in 2003, 4.1% in 2002 and 3.5% in
2001; market volatility of the company's common stock of .28 in 2003, 2002 and 2001; and a weighted average expected life of the options of approximately 8 years for 2003, 2002, and 2001.

     The following table illustrates the effect on net income and earnings per share for the three-year period ended December 31, 2003 if the company had applied fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", to all

                  FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES stock-based employee compensation. For purposes of pro forma disclosure, the estimated fair value of the options using a Black-Scholes option pricing model is amortized to expense over the option's vesting period.

                                                   2003          2002          2001
                                                -----------   -----------   -----------
Reported net income...........................  $37,303,000   $38,195,000   $47,573,000
Deduct: Total stock-based employee
  compensation expense determined under the
  fair-value method for all awards, net of
  related tax effects.........................      839,000     1,052,000     1,079,000
                                                -----------   -----------   -----------
Pro forma net income..........................  $36,464,000   $37,143,000   $46,494,000
                                                ===========   ===========   ===========
Basic net income per common share
  Reported net income.........................  $       .78   $       .83   $      1.05
  Pro forma net income........................  $       .76   $       .81   $      1.03
Diluted net income per common share
  Reported net income.........................  $       .78   $       .83   $      1.05
  Pro forma net income........................  $       .76   $       .81   $      1.02

     The intent of the Black-Scholes option valuation model is to provide estimates of fair values of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the use of highly subjective assumptions including expected stock price volatility. The company has utilized the Black-Scholes method to produce the pro forma disclosures required under SFAS No. 123 and 148. In management's opinion, existing valuation models do not necessarily provide a reliable single measure of the fair value of its employee stock options because the company's employee stock options have significantly different characteristics from those of traded options and the assumptions used in applying option valuation methodologies, including the Black-Scholes model, are highly subjective.

     Use of estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Warranty: Sales of some of the company's products carry express warranties based on the terms that are generally accepted in the company's marketplaces. The company records provisions for estimated warranty at the time of sale based on historical experience and periodically adjusts these provisions to reflect actual experience. Infrequently, a material warranty issue can arise which is beyond the scope of the company's historical experience. The company provides for these issues as they become probable and estimable.

     Product liability and worker's compensation liability: Due to the nature of the company's products, the company is subject to claims for product liability and worker's compensation in the normal course of business. The company is self-insured for a portion of these claims. The company establishes a liability using a third party actuary for any known outstanding matters, including a reserve for claims incurred but not yet reported.

     Financial instruments: The company enters into agreements (derivative financial instruments) to manage the risks associated with interest rates and foreign exchange rates. The company does not actively trade such instruments nor enter into such agreements for speculative purposes. The company principally utilizes two types of derivative financial instruments: 1) interest rate swaps to manage its interest rate risk, and 2) foreign currency forward exchange contracts to manage risks associated with sales and expenses (forecast or committed) denominated in foreign currencies.

                  FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

     On the date a derivative contract is entered into, the company designates the derivative as one of the following types of hedging instruments and accounts for the derivative as follows:

     Fair value hedge: A hedge of a recognized asset or liability or an unrecognized firm commitment is declared as a fair value hedge. For fair value hedges, both the effective and ineffective portions of the changes in the fair value of the derivative, along with the gain or loss on the hedged item that is attributable to the hedged risk, are recorded in earnings and reported in the consolidated statements of income on the same line as the hedged item.

     Cash flow hedge: A hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability is declared as a cash flow hedge. The effective portion of the change in the fair value of a derivative that is declared as a cash flow hedge is recorded in accumulated other comprehensive income. When the hedged item impacts the income statement, the gain or loss included in accumulated other comprehensive income is reported on the same line in the consolidated statements of income as the hedged item. In addition, both the fair value of changes excluded from the company's effectiveness assessments and the ineffective portion of the changes in the fair value of derivatives used as cash flow hedges are reported in selling, general and administrative expenses in the consolidated statements of income.

     The company formally documents its hedge relationships, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. Derivatives are recorded in the consolidated balance sheets at fair value in other assets and other liabilities. This process includes linking derivatives that are designated as hedges of specific forecasted transactions. The company also formally assesses, both at inception and at least quarterly thereafter, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in either the fair value or cash flows of the hedged item. If it is determined that a derivative ceases to be a highly effective hedge, or if the anticipated transaction is no longer likely to occur, the company discontinues hedge accounting, and any deferred gains or losses are recorded in selling, general and administrative expenses. Amounts related to terminated interest rate swaps are deferred and amortized as an adjustment to interest expense over the original period of interest exposure, provided the designated liability continues to exist or is probable of occurring.

     Revenue recognition: The company recognizes revenues when all of the following are satisfied: persuasive evidence of an arrangement exists, the price is fixed or determinable, collectibility is reasonably assured and delivery has occurred or services have been rendered. In most instances, this occurs at the time that title passes to the customer based on the respective sales agreement. Infrequently, a sale qualifies for percentage of completion accounting. Sales accounted for under this method were immaterial for the three-year period ended December 31, 2003. Management believes that all relevant criteria and conditions are considered when recognizing sales.

     Income per share: Basic net income per share is calculated using income available to common shareholders (net income) divided by the weighted average number of common shares outstanding during the year. Diluted net income per share is calculated in the same manner except that the denominator is increased to include the weighted number of additional shares that would have been outstanding had dilutive stock option shares been actually issued. The company uses the treasury stock method to calculate dilutive shares. See Note N for the calculation of basic and diluted net income per share.

                  FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

NOTE B -- INVENTORIES

     Inventories at December 31 are summarized as follows:

                                                               2003           2002
                                                           ------------   ------------
Finished goods...........................................  $ 51,115,000   $ 50,952,000
Work in process..........................................    63,708,000     63,971,000
Raw materials............................................    65,865,000     68,879,000
                                                           ------------   ------------
Total inventories........................................  $180,688,000   $183,802,000
                                                           ============   ============

     If the company had used the first-in, first-out cost method exclusively, which approximates replacement cost, inventories would have aggregated $188,377,000 and $192,342,000 at December 31, 2003 and 2002, respectively.

NOTE C -- PROPERTIES AND EQUIPMENT

     A comparative summary of properties and equipment at December 31 is as follows:

                                                             2003            2002
                                                         -------------   -------------
Land...................................................  $   6,070,000   $   6,251,000
Buildings and improvements.............................     63,292,000      69,359,000
Machinery and equipment................................    244,615,000     233,677,000
Accumulated depreciation...............................   (188,404,000)   (165,355,000)
                                                         -------------   -------------
Total properties and equipment.........................  $ 125,573,000   $ 143,932,000
                                                         =============   =============

NOTE D -- LEASE FINANCING AND OTHER RECEIVABLES

     As an added service to its customers, the company is engaged in financial services activities. These activities primarily consist of providing long-term financing for certain U.S. customers purchasing vehicle-based products from the company's Environmental Products and Fire Rescue groups. A substantial portion of these receivables is due from municipalities and volunteer fire departments. Financing is provided through sales-type lease contracts with terms that range from one to ten years.

     At the inception of the lease, the company records the product sales price and related costs and expenses of the sale. Financing revenues are included in income over the life of the lease. The amounts recorded as lease financing receivables represent amounts equivalent to normal selling prices less subsequent customer payments.

     Lease financing and other receivables will become due as follows:
$80,881,000 in 2004, $38,158,000 in 2005, $27,962,000 in 2006, $21,354,000 in
2007, $17,091,000 in 2008 and $47,161,000 thereafter. At December 31, 2003 and
2002, unearned finance revenue on these leases aggregated $32,055,000 and $35,561,000, respectively.

                  FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

NOTE E -- DEBT

     Short-term borrowings at December 31 consisted of the following:

                                                               2003           2002
                                                           ------------   ------------
Commercial paper.........................................                 $115,435,000
Revolving credit facility................................  $ 75,000,000
Notes payable............................................     7,033,000     37,363,000
Current maturities of long-term debt.....................    25,151,000        656,000
                                                           ------------   ------------
Total short-term borrowings..............................  $107,184,000   $153,454,000
                                                           ============   ============

     Of the above amounts, $36,347,000 and $137,022,000 are classified as financial services activities borrowings at December 31, 2003 and 2002, respectively.

     In June 2003, the company entered into a $250,000,000 unsecured revolving credit facility maturing in 2006 with a syndicate of banks. The facility replaced an existing $300,000,000 commercial paper backup credit facility. At December 31, 2003, $75,000,000 was outstanding under this agreement. Borrowings under the facility bear interest at a variable rate of LIBOR plus .83% as of December 31, 2003. The facility includes covenants relating to a maximum debt-to-capitalization ratio, minimum net worth and minimum interest coverage ratio. The company has been in compliance with all quarterly covenants during 2003. Commitment fees paid on unused revolving credit facilities during the three years ended December 31, 2003 were insignificant.

     Weighted average interest rates on short-term borrowings were 2.17% and 1.75% at December 31, 2003 and 2002, respectively.

                  FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

     Long-term borrowings at December 31 consisted of the following:

                                                                2003           2002
                                                            ------------   ------------
6.79% unsecured note payable in annual installments of
  $10,000,000 due 2007-2011...............................  $ 50,000,000   $ 50,000,000
6.37% unsecured note payable in annual installments of
  $10,000,000 due 2004-2008...............................    50,000,000     50,000,000
6.60% unsecured note payable in annual installments of
  $7,143,000 due 2005-2011................................    50,000,000     50,000,000
4.93% unsecured note payable in annual installments of
  $8,000,000 due 2008-2012................................    40,000,000     40,000,000
5.24% unsecured note payable due 2012.....................    60,000,000     60,000,000
5.49% unsecured note payable due 2006.....................    65,000,000     65,000,000
7.99% unsecured note payable due 2004.....................    15,000,000     15,000,000
Floating rate (2.21% at December 31, 2003) unsecured note
  payable due 2008-2013...................................    50,000,000
Floating rate (5.80% at December 31, 2002) secured note
  payable in monthly installments due 2011................                    4,540,000
Other.....................................................       590,000        514,000
                                                            ------------   ------------
                                                             380,590,000    335,054,000
Fair value of interest rate swaps.........................    (7,904,000)     3,600,000
Unamortized balance of terminated fair value interest rate
  swaps...................................................    11,595,000      6,546,000
                                                            ------------   ------------
                                                             384,281,000    345,200,000
Less current maturities...................................   (25,151,000)      (656,000)
                                                            ------------   ------------
Total long-term borrowings................................  $359,130,000   $344,544,000
                                                            ============   ============

     Of the above amounts, $165,000,000 and $65,000,000 are classified as financial services activities borrowings at December 31, 2003 and 2002, respectively.

     In June 2003, the company entered into a $50,000,000 private placement agreement to reduce reliance on short-term debt. The agreement bears interest at a variable rate of LIBOR plus 1.04% with $20,000,000 maturing in 2008, $20,000,000 in 2010 and $10,000,000 in 2013.

     Aggregate maturities of long-term debt amount to approximately $25,151,000 in 2004, $17,582,000 in 2005, $82,143,000 in 2006, $27,143,000 in 2007,
$55,143,000 in 2008 and $173,428,000 thereafter. The fair values of these borrowings aggregated $389,631,000 and $356,367,000 at December 31, 2003 and 2002, respectively.

     For each of the above long-term notes, significant covenants consist of a maximum debt-to-capitalization ratio and minimum net worth. At December 31, 2003, all of the company's retained earnings were free of any restrictions and the company was in compliance with the financial covenants of its debt agreements.

     At December 31, 2003 and 2002, deferred financing fees totaled $2,305,000 and $1,327,000, respectively.

     The company paid interest of $21,458,000 in 2003, $20,796,000 in 2002 and $26,097,000 in 2001. See Note H regarding the company's utilization of derivative financial instruments relating to outstanding debt.

                  FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

NOTE F -- INCOME TAXES

     The provisions for income taxes consisted of the following:

                                                   2003          2002          2001
                                                -----------   -----------   -----------
Current:
  Federal.....................................  $(4,594,000)  $ 5,562,000   $11,257,000
  Foreign.....................................    7,002,000     6,006,000     5,411,000
  State and local.............................      902,000       968,000     1,654,000
                                                -----------   -----------   -----------
                                                  3,310,000    12,536,000    18,322,000
Deferred:
  Federal.....................................    6,155,000     2,330,000      (826,000)
  Foreign.....................................     (713,000)     (686,000)      140,000
  State and local.............................     (407,000)      743,000       228,000
                                                -----------   -----------   -----------
                                                  5,035,000     2,387,000      (458,000)
                                                -----------   -----------   -----------
Total income taxes............................  $ 8,345,000   $14,923,000   $17,864,000
                                                ===========   ===========   ===========

     Differences between the statutory federal income tax rate and the effective income tax rate are summarized below:

                                                              2003   2002   2001
                                                              ----   ----   ----
Statutory federal income tax rate...........................  35.0%  35.0%  35.0%
State income taxes, net of federal tax benefit..............   1.1    1.8    1.9
Tax-exempt interest.........................................  (6.4)  (5.3)  (4.7)
Benefits from shutdown of U.K. facility.....................  (6.2)
Exports benefit.............................................  (2.2)  (1.5)  (1.3)
R&D tax credits.............................................  (1.9)  (1.2)  (1.2)
Reduction for prior years taxes.............................  (0.1)  (2.3)  (1.3)
Other, net..................................................  (1.2)  (2.1)  (0.7)
                                                              ----   ----   ----
Effective income tax rate...................................  18.1%  24.4%  27.7%
                                                              ====   ====   ====

                  FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

     Deferred income tax assets and liabilities at December 31 are summarized as follows:

                                                               2003           2002
                                                           ------------   ------------
Deferred tax assets:
  Accrued expenses.......................................  $ 14,593,000   $ 17,194,000
  Net operating loss carry forwards......................     7,200,000      5,400,000
  Pension liabilities....................................     5,653,000      4,639,000
  Other..................................................     1,077,000      2,800,000
                                                           ------------   ------------
     Gross deferred tax assets...........................    28,523,000     30,033,000
  Valuation allowance....................................    (7,200,000)    (5,400,000)
                                                           ------------   ------------
     Total deferred tax assets...........................    21,323,000     24,633,000
Deferred tax liabilities:
  Depreciation and amortization..........................   (49,506,000)   (48,962,000)
  Revenue recognition....................................    (3,739,000)    (2,558,000)
                                                           ------------   ------------
     Gross deferred tax liabilities......................   (53,245,000)   (51,520,000)
                                                           ------------   ------------
Net deferred tax liability...............................  $(31,922,000)  $(26,887,000)
                                                           ============   ============

     The majority of the net operating loss carryforwards of subsidiaries have no expiration dates.

     The net deferred tax liability at December 31 is classified in the balance sheet as follows:

                                                               2003           2002
                                                           ------------   ------------
Current net deferred tax assets..........................  $ 12,898,000   $  6,608,000
Long-term net deferred tax liability.....................   (44,820,000)   (33,495,000)
                                                           ------------   ------------
                                                           $(31,922,000)  $(26,887,000)
                                                           ============   ============

     The company paid income taxes of $9,662,000 in 2003, $8,662,000 in 2002 and $15,193,000 in 2001.

     Income before taxes consisted of the following:

                                                   2003          2002          2001
                                                -----------   -----------   -----------
United States.................................  $27,918,000   $45,295,000   $48,335,000
Non-U.S. .....................................   18,099,000    15,807,000    16,119,000
                                                -----------   -----------   -----------
                                                $46,017,000   $61,102,000   $64,454,000
                                                ===========   ===========   ===========

NOTE G -- POSTRETIREMENT BENEFITS

     The company and its subsidiaries sponsor a number of defined benefit retirement plans covering certain of its salaried employees and hourly employees not covered by plans under collective bargaining agreements. Benefits under these plans are primarily based on final average compensation and years of service as defined within the provisions of the individual plans. The company also participates in several multiemployer retirement plans that provide defined benefits to employees under certain collective bargaining agreements.

     The company uses December 31 and September 30 measurement dates for its U.S. and non-U.S. benefit plans, respectively.

                  FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

  U.S. BENEFIT PLANS

     The components of net periodic pension expense (credit) are summarized as follows:

                                                   2003          2002          2001
                                                -----------   -----------   -----------
Company-sponsored plans
  Service cost................................  $ 4,089,000   $ 3,291,000   $ 2,597,000
  Interest cost...............................    7,104,000     5,372,000     4,635,000
  Expected return on plan assets..............   (7,842,000)   (7,073,000)   (9,020,000)
  Amortization of transition amount...........     (230,000)     (230,000)     (230,000)
  Other.......................................      916,000       118,000       666,000
                                                -----------   -----------   -----------
                                                  4,037,000     1,478,000    (1,352,000)
Multiemployer plans...........................      226,000       445,000       534,000
                                                -----------   -----------   -----------
Net periodic pension expense (credit).........  $ 4,263,000   $ 1,923,000   $  (818,000)
                                                ===========   ===========   ===========

     The following table summarizes the weighted-average assumptions used in determining pension costs for the three-year period ended December 31, 2003 and the company's assumptions for 2004:

                                                            2004   2003   2002   2001
                                                            ----   ----   ----   -----
Discount rate.............................................  6.25%  6.75%  7.30%   7.70%
Rate of increase in compensation levels...................  3.50   3.50   3.50    4.00
Expected long-term rate of return on plan assets..........  9.00   9.00   9.50   12.00

                  FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

     The following summarizes the changes in the projected benefit obligation and plan assets, the funded status of the company-sponsored plans and the major assumptions used to determine these amounts.

                                                               2003           2002
                                                           ------------   ------------
Projected benefit obligation, January 1..................  $105,992,000   $ 66,228,000
Assumption of obligation in business acquisition.........                   27,269,000
Service cost.............................................     4,089,000      3,291,000
Interest cost............................................     7,104,000      5,372,000
Actuarial loss...........................................     6,902,000      6,231,000
Benefits paid............................................    (3,197,000)    (2,399,000)
                                                           ------------   ------------
Projected benefit obligation, December 31................  $120,890,000   $105,992,000
                                                           ============   ============
Accumulated benefit obligation, December 31..............  $105,570,000   $ 90,195,000
                                                           ============   ============
Fair value of plan assets, January 1.....................  $ 74,135,000   $ 60,187,000
Assumption of assets in business acquisition.............                   18,390,000
Actual return on plan assets.............................    13,839,000     (7,043,000)
Company contribution.....................................     3,795,000      5,000,000
Benefits paid............................................    (3,197,000)    (2,399,000)
                                                           ------------   ------------
Fair value of plan assets, December 31...................  $ 88,572,000   $ 74,135,000
                                                           ============   ============
Funded status of plan, December 31.......................  $(32,318,000)  $(31,857,000)
Unrecognized actuarial loss..............................    36,244,000     36,652,000
Unrecognized prior service cost..........................     1,889,000      2,007,000
Unrecognized net transition obligation...................       126,000       (618,000)
                                                           ------------   ------------
Net amount recognized as prepaid benefit cost in the
  balance sheet..........................................  $  5,941,000   $  6,184,000
                                                           ============   ============
Amounts recognized in the balance sheet consist of:
  Prepaid benefit cost...................................  $ 14,269,000   $ 14,956,000
  Accrued benefit liability..............................   (32,677,000)   (32,656,000)
  Intangible asset.......................................     1,890,000      2,007,000
  Accumulated other comprehensive income, pre-tax........    22,459,000     21,877,000
                                                           ------------   ------------
  Net amount recognized..................................  $  5,941,000   $  6,184,000
                                                           ============   ============

     The following table summarizes the weighted-average assumptions used in determining benefit obligations as of December 31, 2003 and 2002:

                                                              2003   2002
                                                              ----   ----
Discount rate...............................................  6.25%  6.75%
Rate of increase in compensation levels.....................  3.50   3.50
Expected long-term rate of return on plan assets............  9.00   9.50

                  FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

     The following table summarizes the company's asset allocations for its U.S. benefits plans as of December 31, 2003 and 2002 and target allocation for 2004 by asset category:

                                                              PERCENTAGE OF
                                                               PLAN ASSETS
                                                                  AS OF         TARGET
                                                               DECEMBER 31    ALLOCATION
                                                              -------------   ----------
                                                              2003    2002       2004
                                                              -----   -----      ----
Equity securities...........................................    80%     74%       75%
Fixed income securities.....................................    20      26        25
                                                               ---     ---       ---
Total.......................................................   100%    100%      100%
                                                               ===     ===       ===

     The investment strategy for the U.S. benefit plans is to 1) maintain a liquid, diversified portfolio that can provide a weighted-average annual return of at least 9%, 2) maintain liquidity to meet obligations and 3) prudently manage administrative and management costs. The plan invests in equity and fixed income markets. The equity allocation has an upper limit of 80% of plan assets with U.S. equities comprising 50% to 80% while company stock may comprise up to 10%. The fixed income allocation has an upper limit 40% of plan assets with U.S. high grade fixed income securities comprising 15% to 40%; U.S. high yield fixed income investments may comprise up to 15% of plan assets. The use of derivatives is allowed in limited circumstances. The plan held no derivatives during the years ended December 31, 2003 and 2002.

     As of December 31, 2003 and 2002, equity securities included 503,400 shares of the company's common stock valued at $8,820,000 and $9,776,000, respectively. Dividends paid on the company's common stock to the pension trusts aggregated $403,000 for each of the years ended December 31, 2003 and 2002, respectively.

     The company expects to contribute $3,000,000 or more to the U.S. benefit plans in 2004. Contributions to the plans will be based on such factors as annual service cost as well as impacts to plan asset values, interest rate movements and benefit payments.

     The company also sponsors a number of defined contribution pension plans covering a majority of its employees. Participation in the plans is at each employee's election. Company contributions to these plans are based on a percentage of employee contributions. The cost of these plans, including the plans of companies acquired during the three-year period ended December 31, 2003, was $5,168,000 in 2003, $5,396,000 in 2002 and $5,252,000 in 2001.

     Prior to September 30, 2003, the company also provided medical benefits to certain eligible retired employees. These benefits were funded when the claims were incurred. Participants generally became eligible for these benefits at age 60 after completing at least fifteen years of service. The plan provided for the payment of specified percentages of medical expenses reduced by any deductible and payments made by other primary group coverage and government programs. Effective September 30, 2003, the company amended the retiree medical plan that effectively canceled coverage for all eligible active employees except for retirees and a limited group that qualified under a formula based on age and years of service. Accumulated postretirement benefit liabilities of $4,752,000 and $5,562,000 at December 31, 2003 and 2002, respectively, were fully accrued. The net periodic postretirement benefit costs have not been significant during the three-year period ended December 31, 2003.

     In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") became law. The Act introduced a prescription drug benefit under Medicare and a federal subsidy to sponsors of certain retiree health care benefit plans. The Act did not and will not have a material impact on the company's accumulated postretirement obligations, results of operations or cash flows.

                  FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

  NON-U.S. BENEFIT PLAN

     Through 2002, a wholly-owned subsidiary sponsored a defined benefit plan for substantially all of its employees in the United Kingdom. Benefits under this plan were based on final compensation and years of service as defined within the provisions of the plan. Effective December 31, 2002, the company curtailed the plan to reduce its cost structure resulting in a gain of $192,000. The curtailment froze each employee's benefits, to be adjusted for inflation.

     Net periodic pension expenses or credits during the three-year period ended December 31, 2003 were not significant. The company recognized a curtailment gain of $192,000 in 2002. The following table summarizes the changes in the projected benefit obligation and plan assets, the funded status of the company-sponsored plan and the major assumptions used to determine these amounts.

                                                                2003          2002
                                                             -----------   -----------
Projected benefit obligation, October 1....................  $40,888,000   $34,192,000
Service cost...............................................      170,000       500,000
Interest cost..............................................    2,248,000     2,106,000
Actuarial loss.............................................    2,437,000     3,461,000
Employee contributions.....................................                     91,000
Benefits paid..............................................   (1,935,000)   (1,689,000)
Curtailment gain...........................................                   (192,000)
Increase due to translation................................    2,540,000     2,419,000
                                                             -----------   -----------
Projected benefit obligation, September 30.................  $46,348,000   $40,888,000
                                                             ===========   ===========
Fair value of plan assets, October 1.......................  $34,080,000   $33,881,000
Actual return on plan assets...............................    3,648,000      (511,000)
Company contribution.......................................      446,000       390,000
Employee contribution......................................                     91,000
Benefits paid..............................................   (1,935,000)   (1,689,000)
Plan expenses..............................................     (170,000)     (155,000)
Increase due to translation................................    2,101,000     2,073,000
                                                             -----------   -----------
Fair value of plan assets, September 30....................  $38,170,000   $34,080,000
                                                             ===========   ===========
Funded status of plan, September 30........................  $(8,178,000)  $(6,808,000)
Unrecognized actuarial loss................................   14,816,000    12,949,000
                                                             -----------   -----------
Net amount recognized as prepaid benefit cost in the
  balance sheet............................................  $ 6,638,000   $ 6,141,000
                                                             ===========   ===========

     Plan assets consist principally of a broadly diversified portfolio of equity securities, U.K. government obligations and fixed interest securities.

     The following significant assumptions were used in determining pension costs for the three-year period ended December 31, 2003:

                                                              2003   2002   2001
                                                              ----   ----   ----
Discount rate...............................................  5.50%  6.25%  6.50%
Rate of increase in compensation levels.....................  2.50   2.50   3.00
Expected long-term rate of return on plan assets............  8.00   8.00   8.50

                  FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

     The weighted-average discount rate used in determining the actuarial present value of all pension obligations at both September 30, 2003 and 2002 was 5.50%.

NOTE H -- DERIVATIVE FINANCIAL INSTRUMENTS

     All derivative financial instruments are reported on the balance sheet at their respective fair values. Changes in fair value are recognized either in earnings or equity, depending on the nature of the underlying exposure being hedged and how effective a derivative is at offsetting price movements in the underlying exposure. All of the company's derivative positions existing at December 31, 2003 qualified for hedge accounting under SFAS No. 133. Derivatives documentation policies comply with the standard's requirements.

     To manage interest costs, the company utilizes interest rate swaps in combination with its funded debt. Interest rate swaps executed during 2003 and 2002 in conjunction with long-term private placements effectively converted fixed rate debt to variable rate debt. At December 31, 2003, the company's receive fixed, pay variable swap agreements with financial institutions terminate in varying amounts during 2004 to 2012. These agreements are designated as fair value hedges and are 100% effective; no amounts were excluded from the assessment of hedge effectiveness.

     At December 31, 2003, the company was also party to agreements with financial institutions to swap interest rates in which the company pays interest at a fixed rate and receives interest at variable LIBOR rates. These derivative instruments terminate in varying amounts during 2004 to 2010. These interest rate swap agreements are designated as cash flow hedges and are 100% effective; no amounts were excluded from the assessment of hedge effectiveness.

     The fair values of interest rate swaps are based on quotes from financial institutions. The following table summarizes the company's interest rate swaps at December 31, 2003 and 2002:

                                                               2003           2002
                                                           ------------   ------------
Fair value swaps:
  Notional amount........................................  $285,000,000   $205,000,000
  Fair value.............................................  $ (7,904,000)  $  3,600,000
  Average pay rate.......................................           3.9%           3.0%
  Average receive rate...................................           6.0%           5.6%
Cash flow swaps:
  Notional amount........................................  $115,000,000   $ 65,000,000
  Fair value.............................................  $ (1,542,000)  $ (2,400,000)
  Average pay rate.......................................           4.3%           4.8%
  Average receive rate...................................           1.2%           1.4%

     The company sold various interest rate swaps associated with its debt portfolio in response to movements in the interest rate market. These transactions resulted in cash receipts of $7,174,000 in 2003, $4,560,000 in 2002 and $2,435,000 in 2001. The associated gains were deferred and are being amortized as a reduction to interest expense over the life of the underlying debt. The unamortized balance of these gains at December 31, 2003 and 2002 was $13,037,000 and $6,732,000, respectively.

     The company designates foreign currency forward exchange contracts as fair value hedges to protect against the variability in exchange rates on short-term intercompany borrowings and firm commitments denominated in foreign currencies. These derivative instruments mature in 2004.

                  FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

     The company also manages the volatility of cash flows caused by fluctuations in currency rates by entering into foreign exchange forward contracts. These derivative instruments hedge portions of the company's anticipated third party purchases and forecast intercompany sales denominated in foreign currencies and mature from 2004 to 2006.

     The following table summarizes the company's foreign exchange forward contracts at December 31, 2003 and 2002:

                                               2003                      2002
                                     ------------------------   -----------------------
                                      NOTIONAL        FAIR       NOTIONAL       FAIR
                                       AMOUNT        VALUE        AMOUNT        VALUE
                                     -----------   ----------   -----------   ---------
Fair value hedges:
  Purchase Euros...................  $19,656,000   $  329,000   $ 9,583,000    (107,000)
  Other European currencies........    2,377,000        8,000     1,223,000      (8,000)
                                     -----------   ----------   -----------   ---------
     Total fair value hedges.......   22,033,000      337,000    10,806,000    (115,000)
Cash flow hedges:
  Purchase Canadian dollars........   31,759,000    1,777,000    36,319,000    (201,000)
  Sell Canadian dollars............    3,155,000      942,000
  Sell Euros.......................    2,521,000     (513,000)
                                     -----------   ----------   -----------   ---------
     Total fair value hedges.......   37,435,000    2,206,000    36,319,000    (201,000)
                                     -----------   ----------   -----------   ---------
Total..............................  $59,468,000   $2,543,000   $47,125,000   $(316,000)
                                     ===========   ==========   ===========   =========

     The company expects $1,327,000 of net gains that are reported in accumulated other comprehensive income as of December 31, 2003 to be reclassified into earnings in 2004 as the respective hedged transactions will affect 2004 earnings.

NOTE I -- STOCK-BASED COMPENSATION

     The company's stock benefit plans, approved by the company's shareholders, authorize the grant of benefit shares or units to key employees and directors. The plan approved in 1988 authorized, until May 1998, the grant of up to 2,737,500 benefit shares or units (as adjusted for subsequent stock splits and dividends). The plan approved in 1996 and amended in 1999 and 2003 authorized the grant of up to 4,000,000 benefit shares or units until April 2006. These share or unit amounts exclude amounts that were issued under predecessor plans. Benefit shares or units include incentive and non-incentive stock options, stock awards and other stock units. The plan approved in December 2001 authorized the grant of up to 1,000,000 benefit shares until December 2011. No grants were made under this plan and the plan was canceled in July 2002.

     Stock options are primarily granted at the fair market value of the shares on the date of grant and normally become exercisable one year after grant at a rate of one-half annually and are exercisable in full on the second anniversary date. All options and rights must be exercised within ten years from date of grant. At the company's discretion, vested stock option holders are permitted to elect an alternative settlement method in lieu of purchasing common stock at the option price. The alternative settlement method permits the employee to receive, without payment to the company, cash, shares of common stock or a combination thereof equal to the excess of market value of common stock over the option purchase price. The company expects to settle all such options in common stock.

                  FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

     Stock option activity for the three-year period ended December 31, 2003 follows (number of shares in thousands, prices in dollars per share):

                                              OPTION SHARES       WEIGHTED AVERAGE PRICE ($)
                                          ---------------------   ---------------------------
                                          2003    2002    2001     2003      2002      2001
                                          -----   -----   -----   -------   -------   -------
Outstanding at beginning of year........  2,220   2,323   2,178    21.33     20.86     19.84
Granted.................................    551     279     519    15.37     22.84     21.24
Canceled or expired.....................   (314)   (149)    (88)   20.92     21.87     19.93
Exercised...............................    (26)   (233)   (286)   18.84     18.09     14.09
                                          -----   -----   -----    -----     -----     -----
Outstanding at end of year..............  2,431   2,220   2,323    20.06     21.33     20.86
                                          =====   =====   =====    =====     =====     =====
Exercisable at end of year..............  1,513   1,452   1,602    21.25     21.28     21.10
                                          =====   =====   =====    =====     =====     =====

     For options outstanding at December 31, 2003, the number (in thousands), weighted average exercise prices in dollars per share, and weighted average remaining terms were as follows:

                                          PERIOD IN WHICH OPTIONS WERE GRANTED
                                    -------------------------------------------------
                                    03-02   01-00   99-98   97-96   95-94   AGGREGATE
                                    -----   -----   -----   -----   -----   ---------
Number outstanding................    773     394     521     611     132       2,431
Exercise price range ($):
  High............................  25.67   22.31   26.13   25.38   24.38       26.13
  Low.............................  13.01   15.56   14.94   20.44   16.00       13.01
Weighted average:
  Exercise price ($)..............  17.55   21.33   19.97   22.55   19.73       20.06
  Remaining term (years)..........      9       7       5       3       1           6

     Stock award shares are granted to employees at no cost. Awards primarily vest at the rate of 25% annually commencing one year from the date of award, provided the recipient is still employed by the company on the vesting date. The cost of stock awards, based on the fair market value at the date of grant, is being charged to expense over the four-year vesting period. The following table summarizes stock award grants for the three-year period ended December 31, 2003:

                                                      2003         2002         2001
                                                   ----------   ----------   ----------
Number of shares granted.........................      57,000      109,700       92,500
Fair value of shares granted.....................  $  901,000   $2,494,000   $1,677,000
Weighted average fair value per share............  $    15.81   $    22.73   $    18.13
Compensation expense recorded....................  $1,216,000   $1,537,000   $1,345,000

     Under the 1988 plan, no benefit shares or units were available for future grant during the three-year period ending December 31, 2003. Under the 1996 plan, as amended, the following benefit shares or units were available for future grant: 1,243,000 at December 31, 2003, 144,000 at December 31, 2002 and 410,000 at December 31, 2001.

NOTE J -- SHAREHOLDERS' EQUITY

     The company has 90,000,000 authorized shares of common stock, $1 par value and 800,000 authorized and unissued shares of preference stock, $1 par value.

                  FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

     The changes in shareholders' equity for each of the three years in the period ended December 31, 2003 were as follows:

                                                                                                                ACCUMULATED
                                                     CAPITAL IN                                   DEFERRED         OTHER
                                      COMMON STOCK    EXCESS OF      RETAINED       TREASURY        STOCK      COMPREHENSIVE
                                       PAR VALUE      PAR VALUE      EARNINGS        STOCK         AWARDS         INCOME
                                      ------------   -----------   ------------   ------------   -----------   -------------
Balance at December 31, 2000 --
  47,067,000 shares issued..........  $47,067,000    $68,693,000   $299,985,000   $(34,302,000)  $(1,847,000)  $(22,165,000)
Net income..........................                                 47,573,000
Cash dividends declared.............                                (35,352,000)
Exercise of stock options:
  Cash proceeds.....................      211,000      2,835,000
  Exchange of shares................       75,000        909,000                      (984,000)
Stock awards granted................       93,000      1,834,000                                  (1,927,000)
Tax benefits related to stock
  compensation plans................                     402,000
Retirement of treasury stock........      (56,000)    (1,258,000)                    1,314,000
Purchases of 579,000 shares of
  treasury stock....................                                               (13,155,000)
Issued 93,000 shares from treasury
  for purchases of companies........                                                 1,900,000
Amortization of deferred stock
  awards............................                                                               1,345,000
Foreign currency translation
  adjustment, net...................                                                                             (3,495,000)
Other...............................      (12,000)      (238,000)                     (259,000)      250,000
                                      -----------    -----------   ------------   ------------   -----------   ------------
Balance at December 31, 2001 --
  47,378,000 shares issued..........   47,378,000     73,177,000    312,206,000    (45,486,000)   (2,179,000)   (25,660,000)
Net income..........................                                 38,195,000
Cash dividends declared.............                                (36,717,000)
Exercise of stock options:
  Cash proceeds.....................      150,000      2,788,000
  Exchange of shares................       81,000      1,193,000                    (1,274,000)
Stock awards granted................      110,000      2,426,000                                  (2,536,000)
Tax benefits related to stock
  compensation plans................                     178,000
Retirement of treasury stock........      (73,000)    (1,396,000)                    1,469,000
Purchases of 203,000 shares of
  treasury stock....................                                                (4,356,000)
Issued 750,000 new shares and
  1,639,000 shares from treasury for
  purchases of companies............      750,000     12,788,000                    29,880,000
Issued 79,000 shares from treasury
  for retirement plan match.........                                                 1,873,000
Amortization of deferred stock
  awards............................                                                               1,537,000
Foreign currency translation
  adjustment, net...................                                                                              7,576,000
Net derivative (loss), cash flow
  hedges............................                                                                             (2,098,000)
Record minimum pension liability,
  net of tax........................                                                                            (13,783,000)
Other...............................       (2,000)       (40,000)                     (132,000)       42,000
                                      -----------    -----------   ------------   ------------   -----------   ------------
Balance at December 31, 2002 --
  48,394,000 shares issued..........   48,394,000     91,114,000    313,684,000    (18,026,000)   (3,136,000)   (33,965,000)

                  FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

                                                                                                                ACCUMULATED
                                                     CAPITAL IN                                   DEFERRED         OTHER
                                      COMMON STOCK    EXCESS OF      RETAINED       TREASURY        STOCK      COMPREHENSIVE
                                       PAR VALUE      PAR VALUE      EARNINGS        STOCK         AWARDS         INCOME
                                      ------------   -----------   ------------   ------------   -----------   -------------
Balance at December 31, 2002 --
  48,394,000 shares issued..........   48,394,000     91,114,000    313,684,000    (18,026,000)   (3,136,000)   (33,965,000)
Net income..........................                                 37,303,000
Cash dividends declared.............                                (33,583,000)
Exercise of stock options:
  Cash proceeds.....................       26,000         57,000
Stock awards granted................       57,000        844,000                                    (901,000)
Tax benefits related to stock
  compensation plans................                     186,000
Retirement of treasury stock........      (13,000)      (214,000)                      227,000
Purchases of 6,000 shares of
  treasury stock....................                                                  (117,000)
Issued 219,000 shares from treasury
  for retirement plan match.........                                                 3,274,000
Amortization of deferred stock
  awards............................                                                               1,216,000
Foreign currency translation
  adjustment, net...................                                                                             14,383,000
Net derivative (loss), cash flow
  hedges............................                                                                              1,876,000
Minimum pension liability, net of
  tax...............................                                                                               (367,000)
Other...............................      (25,000)       (89,000)                     (208,000)      512,000
                                      -----------    -----------   ------------   ------------   -----------   ------------
Balance at December 31, 2003 --
  48,439,000 shares issued..........  $48,439,000    $91,898,000   $317,404,000   $(14,850,000)  $(2,309,000)  $(18,073,000)
                                      ===========    ===========   ============   ============   ===========   ============

     In July 1998, the company declared a dividend distribution of one preferred share purchase right on each share of common stock outstanding on and after August 18, 1998. The rights are not exercisable until the rights distribution date, defined as the earlier of: 1) the tenth day following a public announcement that a person or group of affiliated or associated persons acquired or obtained the right to acquire beneficial ownership of 20% or more of the outstanding common stock or 2) the tenth day following the commencement or announcement of an intention to make a tender offer or exchange offer, the consummation of which would result in the beneficial ownership by a person or group of 30% or more of such outstanding common shares. Each right, when exercisable, entitles the holder to purchase from the company one one-hundredth of a share of Series A Preferred stock of the company at a price of $100 per one one-hundredth of a preferred share, subject to adjustment. The company is entitled to redeem the rights at $.10 per right, payable in cash or common shares, at any time prior to the expiration of twenty days following the public announcement that a 20% position has been acquired. In the event that the company is acquired in a merger or other business combination transaction or 50% or more of its consolidated assets or earning power is sold, proper provision will be made so that each holder of a right will thereafter have the right to receive, upon the exercise thereof at the then current exercise price of a right, that number of shares of common stock of the acquiring company which at the time of such transaction would have a market value of two times the exercise price of the right. The rights expire on August 18, 2008 unless earlier redeemed by the company. Until exercised, the holder of a right, as such, will have no rights as a shareholder, including, without limitation, the right to vote or to receive dividends.

NOTE K -- ACQUISITIONS

     During the three-year period ended December 31, 2003, the company made the following acquisitions, principally all for cash, except as otherwise noted.

     In September 2002, the company acquired Leach Company ("Leach"), a leading manufacturer of rear load refuse collection bodies located in Oshkosh, Wisconsin. Leach, whose market strength is primarily in

                  FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES government and municipal markets, utilizes a dealer channel similar to other Environmental Products Group operations. In October 2002, the company also acquired Wittke, Inc. ("Wittke"), a manufacturer of dynamic truck-mounted refuse collection equipment located in Medicine Hat, Alberta, Canada and Kelowna, British Columbia, Canada. Wittke brand products include front load, side load and automated side load refuse truck bodies. Wittke sold direct to customers at the time of the acquisition, and is particularly strong in the private contractors and large waste hauling company market segments. The company acquired Leach and Wittke using a combination of cash and stock totaling $101,260,000. As a result of these 2002 acquisitions, the company has recorded $11,400,000 of working capital, $19,602,000 of fixed and other long-term assets, $5,660,000 of intangible assets, $2,332,000 of restructuring costs incurred in connection with the shut down of an acquired, non-strategic components facility, $8,082,000 of long-term liabilities and $75,012,000 of goodwill. The company also assumed $9,800,000 in debt. An insignificant portion of the related goodwill is expected to be deductible for tax purposes. In 2003, the company finalized the property, equipment and intangible appraisals, restructuring plans and warranty campaigns resulting in an increase to goodwill of $9,961,000.

     In March 2001, the company acquired all of the assets of Athey Products Corporation ("Athey") from bankruptcy proceedings. Athey was a primary competitor to Environmental Products Group's line of mechanical sweepers. Subsequent to the purchase, the company sold off substantially all assets of Athey. The company finalized Athey's asset appraisals in 2002 which increased goodwill by $1,510,000. In September 2001, the company acquired a majority interest in Plastisol Holdings B.V., located in the Netherlands. Plastisol is a small manufacturer of cabs and bodies for fire apparatus using glassfiber reinforced polyester. The company also made two small Tool Group acquisitions during 2001. As a result of the 2001 acquisitions, the company recorded approximately $5,800,000 of working capital, $9,400,000 of fixed and other assets and $12,100,000 of costs in excess of fair value.

     All of the acquisitions in the three-year period ended December 31, 2003 have been accounted for as purchases. Accordingly, the results of operations of the acquired companies have been included in the consolidated statements of income from the effective dates of the acquisitions. Assuming the 2002 acquisitions occurred January 1, 2001, the company estimates the following pro forma amounts for the years ended December 31, 2002 and 2001:

                                                             2002             2001
                                                        --------------   --------------
Net sales.............................................  $1,175,388,000   $1,197,791,000
Income from continuing operations.....................      32,136,000       44,907,000
Net income............................................      24,152,000       45,890,000
Basic income per share
  Income from continuing operations...................  $          .70   $          .99
  Net income..........................................             .53             1.01
Diluted income per share
  Income from continuing operations...................  $          .70   $          .98
  Net income..........................................             .52             1.01

NOTE L -- LEGAL PROCEEDINGS

     The company is subject to various claims, other pending and possible legal actions for product liability and other damages and other matters arising out of the conduct of the company's business. The company believes, based on current knowledge and after consultation with counsel, that the outcome of such claims and actions will not have a material adverse effect on the company's consolidated financial position or the results of operations. However, in the event of unexpected future developments, it is possible that the ultimate resolution of such matters, if unfavorable, could have a material adverse effect on the company's results of operations.

                  FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

     The company has been sued by firefighters in Chicago seeking damages and claiming that exposure to the company's sirens has impaired their hearing and that the sirens are therefore defective. There are presently 26 cases filed during the period 1999-2003, involving a total of 1,663 plaintiffs pending in the Circuit Court of Cook County, Illinois. An additional lawsuit has been filed in Williamson County, Illinois against the company and 15 other unrelated co-defendants seeking class certification for plaintiffs claiming damages to their hearing allegedly as a result of exposure to the company's sirens and design defects in the unrelated co-defendant's fire trucks. The plaintiffs' attorneys have threatened to bring more suits if the company does not settle these cases. The company believes that these product liability suits have no merit and that sirens are necessary in emergency situations and save lives. The discovery phase of the litigation begins in 2004; the company intends to aggressively defend the matter. The company successfully defended approximately 41 similar cases in Philadelphia in 1999 after a series of unanimous jury verdicts in favor of the company.

     In early 2004, a judge in Orange County, California entered a $10,185,000 judgment against Safety Storage, Inc. ("SSI") on grounds that SSI defrauded a third party creditor. The company holds a 30% minority interest investment in SSI valued at $3,400,000 as of December 31, 2003. SSI is considering filing for bankruptcy reorganization under Chapter 11 and then appealing the verdict. The company believes that the ultimate loss, if any, will be limited to its investment.

NOTE M -- SEGMENT AND RELATED INFORMATION

     The company has four continuing operating segments as defined under SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". Business units are organized under each segment because they share certain characteristics, such as technology, marketing and product application, which create long-term synergies. The principal activities of the company's operating segments are as follows:

     Environmental Products -- Environmental Products manufactures a variety of self-propelled street cleaning vehicles, vacuum loader vehicles, municipal catch basin/sewer cleaning vacuum trucks, refuse truck bodies and water blasting equipment. Environmental Products sells primarily to municipal customers, contractors and government customers.

     Fire Rescue -- Fire Rescue manufactures chassis; fire trucks, including Class A pumpers, mini-pumpers and tankers; airport and other rescue vehicles, aerial access platforms and aerial ladder trucks. This group sells primarily to municipal customers, volunteer fire departments and government customers.

     Safety Products -- Safety Products produces a variety of visual and audible warning and signal devices; paging, local signaling, and building security, parking and access control systems; hazardous area lighting; and equipment for storage, transfer, use and disposal of flammable and hazardous materials. The group's products are sold primarily to industrial, municipal and government customers.

     Tool -- Tool manufactures a variety of consumable tools which include die components for the metal stamping industry, a large selection of precision metal products for nonstamping needs and a line of precision cutting and grooving tools including polycrystalline diamond and cubic boron nitride products for superhard applications. The group's products are sold predominately to industrial markets.

     Net sales by operating segment reflect sales of products and services and financial revenues to external customers, as reported in the company's consolidated statements of income. Intersegment sales are insignificant. The company evaluates performance based on operating income of the respective segment. Operating income includes all revenues, costs and expenses directly related to the segment involved. In determining operating segment income, neither corporate nor interest expenses are included. Operating segment depreciation expense, identifiable assets and capital expenditures relate to those assets that are utilized by the respective operating segment. Corporate assets consist principally of cash and cash equivalents, notes and other receivables and fixed assets. The accounting policies of each operating segment are the same as those described in the summary of significant accounting policies.

                  FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

     See Note K for a discussion of the company's acquisition activity during the three-year period ended December 31, 2003.

     Revenues attributed to customers located outside of the U.S. aggregated $374,826,000 in 2003, $293,248,000 in 2002 and $267,531,000 in 2001. Sales
exported from the U.S. aggregated $118,257,000 in 2003, $77,517,000 in 2002 and $87,064,000 in 2001.

                  FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

     A summary of the company's continuing operations by segment for the three-year period ended December 31, 2003 is as follows:

                                                     2003             2002             2001
                                                --------------   --------------   --------------
Net sales
  Environmental Products......................  $  352,946,000   $  296,372,000   $  280,708,000
  Fire Rescue.................................     415,761,000      334,213,000      373,428,000
  Safety Products.............................     278,352,000      270,273,000      256,261,000
  Tool........................................     159,739,000      156,343,000      161,778,000
                                                --------------   --------------   --------------
  Total net sales.............................  $1,206,798,000   $1,057,201,000   $1,072,175,000
                                                ==============   ==============   ==============
Operating income
  Environmental Products......................  $   17,723,000   $   22,961,000   $   20,159,000
  Fire Rescue.................................      14,473,000       11,239,000       27,194,000
  Safety Products.............................      31,821,000       41,432,000       37,917,000
  Tool........................................      15,923,000       18,716,000       19,290,000
  Corporate expense...........................     (13,962,000)     (12,405,000)     (12,556,000)
                                                --------------   --------------   --------------
  Total operating income......................      65,978,000       81,943,000       92,004,000
Interest expense..............................     (19,750,000)     (20,075,000)     (26,368,000)
Other expense.................................        (414,000)        (895,000)      (1,182,000)
Minority interest.............................         203,000          129,000
                                                --------------   --------------   --------------
Income before income taxes....................  $   46,017,000   $   61,102,000   $   64,454,000
                                                ==============   ==============   ==============
Depreciation and amortization
  Environmental Products......................  $    6,796,000   $    4,452,000   $    5,510,000
  Fire Rescue.................................       5,296,000        4,511,000        5,199,000
  Safety Products.............................       6,005,000        6,378,000        9,316,000
  Tool........................................       7,571,000        7,530,000        9,418,000
  Corporate...................................      (1,233,000)       1,124,000          815,000
                                                --------------   --------------   --------------
  Total depreciation and amortization.........  $   24,435,000   $   23,995,000   $   30,258,000
                                                ==============   ==============   ==============
Identifiable assets
  Manufacturing activities
     Environmental Products...................  $  283,792,000   $  286,865,000   $  153,406,000
     Fire Rescue..............................     242,359,000      225,305,000      203,749,000
     Safety Products..........................     228,071,000      214,560,000      214,071,000
     Tool.....................................     167,326,000      170,343,000      176,580,000
     Corporate................................      34,750,000       34,157,000       25,599,000
                                                --------------   --------------   --------------
     Total manufacturing activities...........     956,298,000      931,230,000      773,405,000
                                                --------------   --------------   --------------
  Financial services activities
     Environmental Products...................      55,431,000       65,542,000       72,581,000
     Fire Rescue..............................     174,680,000      161,246,000      166,539,000
                                                --------------   --------------   --------------
     Total financial services activities......     230,111,000      226,788,000      239,120,000
                                                --------------   --------------   --------------
  Total identifiable assets...................  $1,186,409,000   $1,158,018,000   $1,012,525,000
                                                ==============   ==============   ==============
Additions to long-lived assets
  Environmental Products......................  $   23,432,000   $  100,899,000   $   13,754,000
  Fire Rescue.................................       6,229,000        5,178,000        6,466,000
  Safety Products.............................       8,506,000        5,817,000        4,105,000
  Tool........................................       5,504,000       11,421,000       19,373,000
  Corporate...................................       8,628,000        2,442,000           30,000
                                                --------------   --------------   --------------
  Total additions to long-lived assets........  $   52,299,000   $  125,757,000   $   43,728,000
                                                ==============   ==============   ==============

                  FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

     The following table presents financial revenues (included in net sales) by segment for the three-year period ended December 31, 2003 is as follows:

                                                   2003          2002          2001
                                                -----------   -----------   -----------
Financial revenues
  Environmental Products......................  $ 4,443,000   $ 6,511,000   $ 6,049,000
  Fire Rescue.................................    8,911,000     9,632,000     9,490,000
                                                -----------   -----------   -----------
  Total financial revenues....................  $13,354,000   $16,143,000   $15,539,000
                                                ===========   ===========   ===========

     Due to the nature of the company's customers, a significant portion of the Environmental Products and Fire Rescue financial revenues is exempt from federal income tax.

     The segment information provided below is classified based on geographic location of the company's subsidiaries:

                                             2003             2002             2001
                                        --------------   --------------   --------------
NET SALES:
  United States.......................  $  893,593,000   $  841,470,000   $  891,708,000
  Europe..............................     207,309,000      173,482,000      143,861,000
  Canada..............................      96,418,000       34,063,000       29,447,000
  Other...............................       9,478,000        8,186,000        7,159,000
                                        --------------   --------------   --------------
                                        $1,206,798,000   $1,057,201,000   $1,072,175,000
                                        ==============   ==============   ==============
LONG-LIVED ASSETS
  United States.......................  $  410,518,000   $  408,822,000   $  388,197,000
  Europe..............................      55,341,000       47,714,000       35,724,000
  Canada..............................      85,637,000       78,702,000        6,976,000
  Other...............................       1,250,000        1,175,000          183,000
                                        --------------   --------------   --------------
                                        $  552,746,000   $  536,413,000   $  431,080,000
                                        ==============   ==============   ==============

     During 2000, the company decided to divest the operations of the Sign Group and began to search for a qualified buyer of that business. The Sign Group manufactured illuminated, non-illuminated and electronic advertising sign displays primarily for commercial and industrial markets and contracted to provide maintenance services for the signs it manufactured as well as signs manufactured by others. The Sign Group was carried as a discontinued business since the strategic decision was made to exit the business. On April 30, 2003, the company completed the sale of the Sign Group to a third party for cash and a note receivable, which together approximated the net book value of the business. Sign revenues for the years ended December 31, 2003, 2002 and 2001 were $12,844,000, $43,245,000 and $58,817,000, respectively. The Registrant retained certain assets and liabilities in conjunction with the sale.

     In 2003, the company incurred $4,829,000 in restructuring charges relating to the consolidation of facilities and operations and reductions in work force. Of this amount, the Environmental Products Group incurred costs of $640,000, the Safety Products Group incurred $3,289,000 and the Tool Group incurred $900,000. There was no remaining liability at December 31, 2003.

     The company also incurred $3,627,000 in restructuring charges during 2001 principally resulting from reductions in work force through early retirement and job eliminations. Of this amount, the Environmental Products Group incurred costs of $798,000, the Fire Rescue Group incurred costs of $854,000, the Safety Products Group incurred costs of $461,000 and the Tool Group incurred costs of $1,514,000.

                  FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

NOTE N -- NET INCOME PER SHARE

     The following table summarizes the information used in computing basic and diluted income per share for the three-year period ending December 31, 2003:

                                                   2003          2002          2001
                                                -----------   -----------   -----------
Numerator for both basic and diluted income
  per share computations -- net income........  $37,303,000   $38,195,000   $47,573,000
                                                ===========   ===========   ===========
Denominator for basic income per
  share -- weighted average shares
  outstanding.................................   47,951,000    45,824,000    45,314,000
Effect of employee stock options (dilutive
  potential common shares)....................       33,000       115,000       129,000
                                                -----------   -----------   -----------
Denominator for diluted income per share --
  adjusted shares.............................   47,984,000    45,939,000    45,443,000
                                                ===========   ===========   ===========

NOTE O -- COMMITMENTS AND GUARANTEES

     The company leases certain facilities and equipment under operating leases, some of which contain options to renew. Total rental expense on all operating leases was $8,742,000 in 2003, $8,483,000 in 2002 and $7,985,000 in 2001.
Sublease income and contingent rentals relating to operating leases were insignificant. At December 31, 2003, minimum future rental commitments under operating leases having noncancelable lease terms in excess of one year aggregated $27,658,000 payable as follows: $7,616,000 in 2004, $5,106,000 in
2005, $4,007,000 in 2006, $3,101,000 in 2007, $2,181,000 in 2008 and $5,647,000
thereafter.

     At December 31, 2003 and 2002, the company had outstanding standby letters of credit aggregating $35,458,000 and $32,298,000, respectively, principally to act as security for retention levels related to casualty insurance policies and to guarantee the performance of subsidiaries that engage in export transactions to foreign governments and municipalities.

     The company issues product performance warranties to customers with the sale of its products. The specific terms and conditions of these warranties vary depending upon the product sold and country in which the company does business with warranty periods generally ranging from 6 months to 5 years. The company estimates the costs that may be incurred under its basic limited warranty and records a liability in the amount of such costs at the time the sale of the related product is recognized. Factors that affect the company's warranty liability include the number of units under warranty from time to time, historical and anticipated rates of warranty claims and costs per claim. The company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

     Changes in the company's warranty liabilities for the years ended December 31, 2003 and 2002 were as follows:

                                                               2003           2002
                                                           ------------   ------------
Balance at January 1.....................................  $ 13,714,000   $  6,786,000
Provisions to expense....................................    17,618,000     11,098,000
Actual costs incurred....................................   (23,167,000)   (12,608,000)
Business acquisitions....................................     4,696,000      8,438,000
                                                           ------------   ------------
Balance at December 31...................................  $ 12,861,000   $ 13,714,000
                                                           ============   ============

                  FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

     The 2003 business acquisitions reflect the revised estimate of warranty liabilities relating to the 2002 acquisitions of the refuse truck body businesses. Costs incurred in 2003 include one-time refuse truck body warranty campaign charges.

     The company guarantees the debt of a third-party dealer that sells the company's vehicles. The notional amounts of the guaranteed debt as of December 31, 2003 and 2002 totaled $750,000 and $810,000, respectively. No losses have been incurred as of December 31, 2003. The guarantees expire between 2004 and 2006.

     The company also provides residual value guarantees on vehicles sold to certain customers. Proceeds received in excess of the fair value of the guarantee are deferred and amortized into income ratably over the life of the guarantee. These transactions have been recorded as operating leases and liabilities equal to the fair value of the guarantees issued in 2003 were recognized. The notional amounts of the residual value guarantees were $3,480,000 and $1,336,000 as of December 31, 2003 and 2002, respectively. No losses have been incurred as of December 31, 2003. The guarantees expire between 2004 and 2010.

NOTE P -- GOODWILL AND OTHER INTANGIBLE ASSETS

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with these statements. Other intangible assets continue to be amortized over their useful lives.

     The company adopted SFAS No. 142 effective January 1, 2002 and accordingly discontinued the amortization of goodwill. A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization, net of the related income tax effect, for the year ended December 31, 2001 follows:

                                                                  2001
                                                               -----------
Reported net income.........................................   $47,573,000
Add back: goodwill amortization, net of tax.................     5,503,000
                                                               -----------
Adjusted net income.........................................   $53,076,000
                                                               ===========
Basic net income per common share
  Reported net income.......................................   $      1.05
  Goodwill amortization, net of tax.........................           .12
                                                               -----------
  Adjusted net income.......................................   $      1.17
                                                               ===========
Diluted net income per common share
  Reported net income.......................................   $      1.05
  Goodwill amortization, net of tax.........................           .12
                                                               -----------
  Adjusted net income.......................................   $      1.17
                                                               ===========

     As part of the adoption of SFAS No. 142, the company also completed a transitional goodwill impairment test and determined that $7,984,000 of goodwill related to a niche Tool Group business was impaired. This amount was recognized in the first quarter of 2002 as a charge to net income resulting from a cumulative effect of a change in accounting. The company determined the fair value of the reporting unit by

                  FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES calculating the present value of expected future cash flows. Changes in the carrying amount of goodwill for the year ended December 31, 2003, by operating segment, were as follows:

                           ENVIRONMENTAL
                             PRODUCTS      FIRE RESCUE   SAFETY PRODUCTS      TOOL          TOTAL
                           -------------   -----------   ---------------   -----------   ------------
December 31, 2001........  $ 61,722,000    $33,356,000    $ 98,900,000     $86,910,000   $280,888,000
Impairment...............                                                   (7,984,000)    (7,984,000)
Acquisitions.............    65,051,000                                                    65,051,000
Adjustments..............     1,510,000                                      3,670,000      5,180,000
Translation..............       574,000      3,574,000       1,085,000          67,000      5,300,000
                           ------------    -----------    ------------     -----------   ------------
December 31, 2002........   128,857,000     36,930,000      99,985,000      82,663,000    348,435,000
Adjustments..............     9,961,000                                                     9,961,000
Translation..............     1,119,000      4,275,000       2,436,000         188,000      8,018,000
                           ------------    -----------    ------------     -----------   ------------
December 31, 2003........  $139,937,000    $41,205,000    $102,421,000     $82,851,000   $366,414,000
                           ============    ===========    ============     ===========   ============

     The 2002 adjustments represent the final assessment of the asset values recorded in connection with the 2001 acquisition of Athey Products Corporation and a contingency payment made to the former owners of a tool business acquired in 2001 under the terms of the sale and purchase agreement. The 2003 adjustments reflect the finalization of property, equipment and intangible appraisals, restructuring plans and warranty campaigns relating to the 2002 acquisitions of the refuse truck body businesses.

     Under SFAS 142, the company is required to test its goodwill annually for impairment; the company performs this test at the beginning of the fourth quarter. The company performed this test in 2003 and determined that there was no impairment.

     The components of the company's other intangible assets as of December 31, 2003 are as follows:

                                          WEIGHTED-      GROSS                        NET
                                           AVERAGE      CARRYING    ACCUMULATED     CARRYING
                                         USEFUL LIFE     VALUE      AMORTIZATION     VALUE
                                         -----------   ----------   ------------   ----------
                                           (YEARS)
Amortizable:
  Customer relationships...............      20        $1,850,000     (116,000)    $1,734,000
  Distribution network.................      40         1,300,000      (41,000)     1,259,000
Non-amortizable tradenames.............                 2,510,000                   2,510,000
                                                       ----------   ------------   ----------
Total..................................                $5,660,000    $(157,000)    $5,503,000
                                                       ==========   ============   ==========

     Amortization expense for the year ended December 31, 2003 totaled $157,000. The company estimates that the aggregate amortization expense will be $125,000 for each of the years 2004 through 2008 and $2,368,000 thereafter.

NOTE Q -- NEW ACCOUNTING PRONOUNCEMENTS

     In September 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Exit or Disposal Activities". SFAS No. 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)". The scope of SFAS No. 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated

                  FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. The adoption of the provisions of SFAS No. 146 on January 1, 2003 did not have a material impact on the company's consolidated financial position, results of operations or cash flows.

     In November 2002, the FASB issued Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 applies to financial guarantees, performance guarantees, indemnification agreements and indirect guarantees of the indebtedness of others. FIN 45 requires the recognition of a liability, at inception, equal to its fair value for guarantee obligations issued or modified after December 31, 2002. FIN 45 also clarifies disclosure requirements to be made by a guarantor for certain guarantees. The disclosure provisions of FIN 45 were effective for the fiscal years ending after December 15, 2002. The company adopted the disclosure provisions of FIN 45 as of December 31, 2002 and the accounting requirements on January 1, 2003, which did not have a material impact on the company's consolidated financial position, results of operations or cash flows. Refer to Note O for the required disclosures.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure -- An Amendment of FASB Statement No. 123". This statement provides for transitions if a company elects to adopt SFAS No. 123 and also provides for some additional disclosures in the financial statements for the year ended December 31, 2002. The company accounts for its stock compensation under APB 25, and accordingly has adopted the additional disclosures as of December 31, 2002.

     In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities". FIN 46 requires the consolidation of a variable interest entity by its primary beneficiary if the entity does not effectively disperse risks among the parties involved. A variable interest entity is any legal structure used for business purposes with equity investors who (i) provide an insufficient level of financial support, (ii) are unable to make decisions about the entity's activities through voting rights or (iii) do not share in the profits and losses of the entity. A primary beneficiary is defined as an enterprise that absorbs a majority of the entity's expected losses, receives a majority of the entity's residual returns, or both. FIN 46 was effective immediately for all interests in variable interest entities created after January 31, 2003, including certain disclosure requirements. In October 2003, the FASB issued Staff Position No. 46-6, "Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities," that deferred the effective date of FIN 46 until the end of the first reporting period after December 15, 2003. The adoption of the provisions of FIN 46 as of December 31, 2003 did not have a material impact on the company's consolidated financial position, results of operations or cash flows.

     In December 2003, the FASB issued SFAS No. 132 (revised 2003), "Employers Disclosures about Pensions and Other Postretirement Benefits" to improve financial statement disclosures for defined benefit plans. SFAS 132 requires more detailed disclosures about plan assets, benefit obligations, cash flows, benefit costs and other relevant information. The disclosures are generally effective for fiscal years ending after December 31, 2003; a six month delay in the effective date was provided for non-U.S. plans. The company adopted the additional disclosure provisions of SFAS 132 for its U.S. plans as of December 31, 2003.

                  FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

NOTE R -- SELECTED QUARTERLY DATA (UNAUDITED)

                                                               FOR THE THREE-MONTH PERIOD ENDED
                              ---------------------------------------------------------------------------------------------------
                                                    2003                                               2002
                              ------------------------------------------------   ------------------------------------------------
                              MARCH 31   JUNE 30    SEPTEMBER 30   DECEMBER 31   MARCH 31   JUNE 30    SEPTEMBER 30   DECEMBER 31
                              --------   --------   ------------   -----------   --------   --------   ------------   -----------
                                                      (IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)
Net sales...................  $291,951   $311,041     $287,810      $315,996     $245,644   $257,864     $261,615      $292,078
Gross margin................    74,349     83,091       78,046        79,589       69,890     74,747       74,062        80,297
Income from continuing
  operations................     6,467      9,947        9,939        11,319        9,794     10,712       12,493        13,180
Loss from discontinued
  operations................                 (369)
Cumulative effect of change
  in accounting.............                                                       (7,984)
Net income..................     6,467      9,578        9,939        11,319        1,810     10,712       12,493        13,180
Per share data -- diluted:
  Income from continuing
    operations..............       .14        .21          .21           .24          .22        .24          .28           .28
  Loss from discontinued
    operations..............                 (.01)
  Cumulative effect of
    change in accounting....                                                         (.18)
  Net income*...............       .14        .20          .21           .24          .04        .24          .28           .28
Dividends paid per share....       .20        .20          .20           .20          .20        .20          .20           .20
Market price range per share
  High......................     20.38      19.57        20.79         17.95        27.07      25.98        24.50         19.93
  Low.......................     13.60      14.27        14.90         13.80        19.90      21.55        18.10         16.00

---------------

* amounts may not add due to rounding

     The company incurred pre-tax restructuring charges (see Note M) of $1,636,000, $2,587,000, $379,000 and $227,000 for the three-month periods ended
March 31, 2003, June 30, 2003, September 30, 2003 and December 31, 2003,
respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM 9A.  CONTROLS AND PROCEDURES.

     (a) Evaluation of Disclosure Controls and Procedures

     The Registrant's management, with the participation of the Registrant's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Registrant's disclosure controls and procedures as of December 31, 2003. Based on that evaluation, the Registrant's Chief Executive Officer and Chief Financial Officer concluded that the Registrant's disclosure controls and procedures were effective as of December 31, 2003. As a matter of practice, the Registrant's management continues to review and document disclosure controls and procedures, including internal controls and procedures for financial reporting. From time to time, the Registrant may make changes aimed at enhancing the effectiveness of the controls and to ensure that the systems evolve with the business. There were no material changes in the Registrant's internal controls over financial reporting during the fourth quarter of 2003.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information under the caption "Election of Directors" contained in the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 30, 2004 is incorporated herein by reference.

     The following is a list of the Registrant's executive officers, their ages, business experience and positions and offices as of March 1, 2004:

     Robert D. Welding, age 55, was elected President and Chief Executive Officer as well as to the Board of Directors in December 2003. Previously, Mr. Welding was Executive Vice President of Borg Warner, Inc. from 1999 -- 2003, President of Borg Warner, Inc.'s Driveline Group from 2002 -- 2003, President of Borg Warner Transmission Systems, Inc. from 1996 -- 2003 and Vice President of Borg Warner, Inc. from 1996 -- 1999. Mr. Welding also held senior level positions with Volkswagen and General Motors.

     John A. DeLeonardis, age 57, was elected Vice President -- Taxes in January 1992.

     Duane A. Doerle, age 48, was elected Vice President -- Corporate Development in July 1996.

     Stephanie K. Kushner, age 48, was elected as Vice President and Chief Financial Officer in February 2002. Previously, Ms. Kushner was Vice
President -- Treasury and Corporate Development for FMC Technologies in 2001 and Vice President and Treasurer for FMC Corporation from 1999-2001.

     Karen N. Latham, age 44, was elected Vice President and Treasurer in December 2002. Ms. Latham was a Consultant from 1998 to 2001 with Egon Zehnder International, Inc. and a Senior Vice President from 2001 to 2002 with Coffou Partners, Inc.

     Richard L. Ritz, age 50, was elected Vice President and Controller in January 1991.

     Jennifer L. Sherman, age 39, was appointed Vice President, General Counsel and Secretary effective March 1, 2004. Ms. Sherman was previously Deputy General Counsel and Assistant Secretary since 1998.

     These officers hold office until the next annual meeting of the Board of Directors following their election and until their successors shall have been elected and qualified.

     There are no family relationships among any of the foregoing executive officers.

     The information concerning the Registrant's "independent audit committee financial experts", as defined by the Sarbanes-Oxley Act and Securities and Exchange Commission, contained under the caption "Board of Directors and Committees" of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held April 30, 2004 is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information contained under the caption "Executive Compensation" of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held April 30, 2004 is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The information contained under the captions "Security Ownership of Certain Beneficial Owners" and "Equity Compensation Plan Information" of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held April 30, 2004 is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information contained under the caption "Executive Compensation" of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held April 30, 2003 is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     The information under the caption "Accounting Information" and "Board of Directors and Committees" in the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 30, 2004 is incorporated herein by reference.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)1. Financial Statements

     The following consolidated financial statements of Federal Signal Corporation and Subsidiaries contained under Item 8 of this Form 10-K are incorporated herein by reference:

     Consolidated Balance Sheets as of December 31, 2003 and 2002

     Consolidated Statements of Income for the Years Ended December 31, 2003, 2002 and 2001

     Consolidated Statements of Comprehensive Income for the Years Ended
      December 31, 2003, 2002 and 2001

     Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001

     Notes to Consolidated Financial Statements

     2. Financial Statement Schedules

     The following consolidated financial statement schedule of Federal Signal Corporation and Subsidiaries, for the three years ended December 31, 2003 is filed as a part of this report in response to Item 15(d):

     Schedule II -- Valuation and Qualifying Accounts

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore, have been omitted.

     3. Exhibits

     The following exhibits, other than those incorporated by reference, have been included in the Registrant's Form 10-K filed with the Securities and Exchange Commission. The Registrant shall furnish copies of these exhibits upon written request to the Corporate Secretary at the address given on the cover page.

 3. a. Restated Certificate of Incorporation of the Registrant, filed as Exhibit (3)(a) to the Registrant's Form 10-K for the year ended December 31, 1996 is incorporated herein by reference.
    b. By-laws of the Registrant, as amended February 13, 2004, as incorporated herein.
 4. a. Rights Agreement dated 7/9/98, filed as Exhibit (4) to the Registrant's Form 8-A dated July 28, 1998 is incorporated herein by reference.
    b. The Registrant has no long-term debt agreements for which the related outstanding debt exceeds 10% of consolidated total assets as of December 31, 2003. Copies of debt instruments for which the related debt is less than 10% of consolidated total assets will be furnished to the Commission upon request.
10. a. The 1996 Stock Benefit Plan, as amended April 17, 2003, as incorporated herein.
    b.     Corporate Management Incentive Bonus Plan, filed as Exhibit
           (10)(b) to the Registrant's Form 10-K for the year ended
           December 31, 2002 is incorporate herein by reference.
    c. Supplemental Pension Plan, filed as Exhibit (10)(c) to the Registrant's Form 10-K for the year ended December 31, 1995 is incorporated herein by reference.
    d.     Executive Disability, Survivor and Retirement Plan, filed as
           Exhibit (10)(d) to the Registrant's Form 10-K for the year ended December 31, 1995 is incorporated herein by reference.
    e.     Supplemental Savings and Investment Plan, filed as Exhibit
           (10)(f) to the Registrant's Form 10-K for the year ended
           December 31, 1993 is incorporated herein by reference.
    f. Employment Agreement with Robert D. Welding as incorporated herein.
    g. Retirement and Settlement Agreement with Joseph J. Ross as incorporated herein.
    h.     Pension Agreement with Stephanie K. Kushner, filed as
           Exhibit (10)(g) to the Registrant's Form 10-K for the year ended December 31, 2002 is incorporated herein by reference.
    i. Employment Termination Agreement with Stephanie K. Kushner, filed as Exhibit (10)(h) to the Registrant's Form 10-K for the year ended December 31, 2002 is incorporated herein by reference.
    j.     Change of Control Agreement with Kim A. Wehrenberg, filed as
           Exhibit (10)(h) to the Registrant's Form 10-K for the year ended December 31, 1994 is incorporated herein by reference.
    k. Change of Control Agreement with Stephanie K. Kushner, filed as Exhibit (10)(i) to the Registrant's Form 10-K for the year ended December 31, 2001 is incorporated herein by reference.
    l.     Director Deferred Compensation Plan, filed as Exhibit
           (10)(h) to the Registrant's Form 10-K for the year ended
           December 31, 1997 is incorporated herein by reference.
    m. Retirement Plan for Outside Directors (applies only to individuals who became a director prior to October 9, 1997), filed as Exhibit (10)(I) to the Registrant's Form 10-K for the year ended December 31, 1997 is incorporated herein by reference.
    n.     Broad Based Stock Option Plan, filed as Exhibit (99) to the
           Registrant's Form S-8 dated January 31, 2002 is incorporated herein by reference. This plan was terminated on July 18, 2002, and no shares were issued pursuant to this plan.
11. Computation of per share earnings is furnished in Note N of the financial statements contained under Item 8 of this 10-K and thereby incorporated herein by reference.
13.        Annual Report to Shareholders for the year ended December
           31, 2003. Such report is furnished for the information of the Commission only and is not to be deemed "filed" as part of this filing.
14. Code of Ethics for CEO and Senior Financial Officers, as amended February 13, 2004, as incorporated herein.
21.        Subsidiaries of the Registrant

23.        Consent of Independent Auditors
31. 1      CEO Certification under Section 302 of the Sarbanes-Oxley
           Act
31. 2      CFO Certification under Section 302 of the Sarbanes-Oxley
           Act
32. 1 CEO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act
32. 2 CFO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act

     (b) Reports on Form 8-K for the three months ended December 31, 2003

     A Form 8-K was filed on October 22, 2003, under Items 7 and 12, reporting the Registrant's press release dated October 22, 2003 that disclosed its financial results for the third quarter ended September 30, 2003.

     (c) The exhibits contained under Item 15(a)(3) of this Form 10-K are incorporated herein by reference.

     (d) The schedule contained under Item 15(a)(2) of this Form 10-K is incorporated herein by reference.

  OTHER MATTERS

     For the purposes of complying with the amendments to the rules governing Form S-3 and Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned, the Registrant, hereby undertakes as follows, which undertaking shall be incorporated by reference into the Registrant's Registration Statements on Form S-3 Nos. 333-71886, 333-76372 and 333-98993 dated October 19, 2001, January 7, 2002 and August 30, 2002, respectively and Form S-8 Nos. 33-41721, 33-49476, 33-14251, 33-89509 and 333-81798 dated July
15, 1991, June 9, 1992, October 16, 1996, October 22, 1999, and January 31,
2002, respectively:

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

                                          FEDERAL SIGNAL CORPORATION

                                          BY:     /s/ ROBERT D. WELDING
                                            ------------------------------------
                                                     ROBERT D. WELDING
                                                 President, Chief Executive
                                                    Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, as of March 10, 2004, by the following persons on behalf of the Registrant and in the capacities indicated.


               /s/ STEPHANIE K. KUSHNER
-------------------------------------------------------
                 Stephanie K. Kushner
                  Vice President and
                Chief Financial Officer


                  /s/ RICHARD L. RITZ
-------------------------------------------------------
                    Richard L. Ritz
             Vice President and Controller


                 /s/ JAMES C. JANNING
-------------------------------------------------------
                   James C. Janning
                 Chairman and Director


                /s/ CHARLES R. CAMPBELL
-------------------------------------------------------
                  Charles R. Campbell
                       Director


                   /s/ PAUL W. JONES
-------------------------------------------------------
                     Paul W. Jones
                       Director


                 /s/ WALDEN W. O'DELL
-------------------------------------------------------
                   Walden W. O'Dell
                       Director


                   /s/ JOAN E. RYAN
-------------------------------------------------------
                     Joan E. Ryan
                       Director


                 /s/ RICHARD R. THOMAS
-------------------------------------------------------
                   Richard R. Thomas
                       Director


                 /s/ ROBERT M. GERRITY
-------------------------------------------------------
                   Robert M. Gerrity
                       Director


                 /s/ ROBERT S. HAMADA
-------------------------------------------------------
                   Robert S. Hamada
                       Director

                  FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

                 SCHEDULE II  VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                              ADDITIONS    DEDUCTIONS
                                                              ----------   -----------
                                                                            ACCOUNTS
                                                BALANCE AT    CHARGED TO   WRITTEN OFF
                                               BEGINNING OF   COSTS AND      NET OF      BALANCE AT
DESCRIPTION                                        YEAR        EXPENSES    RECOVERIES    END OF YEAR
-----------                                    ------------   ----------   -----------   -----------
Deducted from asset accounts --
  Allowance for doubtful accounts
  Year ended December 31, 2003:
     Manufacturing activities................   $2,640,000                               $2,993,000
     Financial service activities............    1,002,000                                2,496,000
                                                ----------                               ----------
     Total...................................   $3,642,000    $3,175,000   $1,328,000    $5,489,000
                                                ==========                               ==========
  Year ended December 31, 2002:
     Manufacturing activities................   $2,355,000                               $2,640,000
     Financial service activities............    1,005,000                                1,002,000
                                                ----------                               ----------
     Total...................................   $3,360,000    $2,290,000   $2,008,000    $3,642,000
                                                ==========                               ==========
  Year ended December 31, 2001:
     Manufacturing activities................   $2,629,000                               $2,355,000
     Financial service activities............      683,000                                1,005,000
                                                ----------                               ----------
     Total...................................   $3,312,000    $2,382,000   $2,334,000    $3,360,000
                                                ==========                               ==========