Form 10-Q
period 2004-03-31
FEDERAL SIGNAL CORP /DE/
filed 2004-05-05
CIK 277509

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 2004

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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b of the Exchange Act). Yes [x] No [ ]

      Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

Title
Common Stock, $1.00 par value    48,115,708 shares outstanding at April 30, 2004

                           FEDERAL SIGNAL CORPORATION
                               INDEX TO FORM 10-Q

                                                                                                                  Page
                                                                                                                  ----
Part I. Financial Information

        Item 1. Financial Statements

                   Condensed Consolidated Statements of Income for the Three Months Ended
                     March 31, 2004 and 2003..................................................................      4

                   Condensed Consolidated Statements of Comprehensive Income for the
                     Three Months Ended March 31, 2004 and 2003...............................................      5

                   Condensed Consolidated Balance Sheets as of March 31, 2004 and
                     December 31, 2003........................................................................      6

                   Condensed Consolidated Statements of Cash Flows for the Three Months Ended
                     March 31, 2004 and 2003..................................................................      8

                   Notes to Condensed Consolidated Financial Statements.......................................      9

           Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations......     15

           Item 3. Quantitative and Qualitative Disclosures About Market Risk.................................     19

           Item 4. Controls and Procedures....................................................................     19

Part II. Other Information

         Item 1. Legal Proceedings............................................................................     20

         Item 6. Exhibits and Reports on Form 8-K.............................................................     20

Signature.....................................................................................................     21

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Forward-Looking Statements

This Form 10-Q, reports filed by the Registrant with the Securities and Exchange Commission ("SEC") and comments made by management contain the words such as "may," "will," "believe," "expect," "anticipate," "intend," "plan," "project," "estimate" and "objective" or the negative thereof or similar terminology concerning the Registrant's future financial performance, business strategy, plans, goals and objectives. These expressions are intended to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include information concerning the Registrant's possible or assumed future performance or results of operations and are not guarantees. While these statements are based on assumptions and judgments that management has made in light of industry experience as well as perceptions of historical trends, current conditions, expected future developments and other factors believed to be appropriate under the circumstances, they are subject to risks, uncertainties and other factors that may cause the Registrant's actual results, performance or achievements to be materially different.

Risks, uncertainties and other factors that may impact the achievement of forward-looking statements include the cyclical nature of the U.S. state and municipal markets, success of research and development projects, negotiation and maintenance of strong supplier strategic alliances, risks associated with international operations such as foreign currency fluctuations and economic and political conditions, identification and integration of acquisitions, pricing pressures, competition, operational efficiencies and cost reductions, cash and debt management including interest rate swaps, tax strategies, maintenance and growth of the dealer network and customer relationships.

ADDITIONAL INFORMATION

The Registrant makes its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports available, free of charge, through its Internet website (http://www.federalsignal.com) as soon as reasonably practical after it electronically files or furnishes such materials to the SEC. All of the Registrant's filings may be read or copied at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. Information on the operation of the Public Filing Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                                            Three months ended March 31,
                                          -------------------------------
                                              2004              2003
                                          -------------     -------------
Net sales                                 $ 276,518,000     $ 291,951,000
Costs and expenses:
     Cost of sales                         (209,060,000)     (217,602,000)
     Selling, general and
      administrative                        (58,590,000)      (63,134,000)
                                          -------------     -------------
Operating income                              8,868,000        11,215,000
Interest expense                             (4,865,000)       (4,895,000)
Other income (expense), net                    (970,000)          130,000
Minority interest                               (57,000)          173,000
                                          -------------     -------------
Income before income taxes                    2,976,000         6,623,000
Income taxes                                   (777,000)         (156,000)
                                          -------------     -------------
Net income                                $   2,199,000     $   6,467,000
                                          =============     =============

COMMON STOCK DATA:
Basic and diluted net income per share    $         .05     $         .14

Weighted average common
 shares outstanding
  Basic                                      48,026,000        47,859,000
  Diluted                                    48,117,000        47,864,000

Cash dividends per share
 of common stock                          $         .10     $         .20

See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

                                 Three months ended March 31,
                                    2004             2003
                                 -----------     -----------
Net income                       $ 2,199,000     $  6,467,000
Other comprehensive income
  (loss), net of tax -
  Foreign currency
   translation adjustments        (2,116,000)       3,039,000
  Net derivative gain (loss),
   cash flow hedges                 (861,000)       1,443,000
                                 -----------     ------------
Comprehensive income (loss)      $  (778,000)    $ 10,949,000
                                 ===========     ============

See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                        March 31,         December 31,
                                                         2004               2003 (a)
                                                    ---------------     ---------------
                                                      (Unaudited)
ASSETS

Manufacturing activities -
  Current assets:
    Cash and cash equivalents                       $     2,038,000     $    10,119,000
    Trade accounts receivable, net of allowances
     for doubtful accounts                              181,591,000         196,356,000
    Inventories:
      Raw materials                                      67,149,000          65,865,000
      Work in process                                    79,045,000          63,708,000
      Finished goods                                     50,594,000          51,115,000
    Prepaid expenses                                     18,738,000          16,389,000
                                                    ---------------     ---------------
    Total current assets                                399,155,000         403,552,000

  Properties and equipment:
    Land                                                  6,023,000           6,070,000
    Buildings and improvements                           63,152,000          63,292,000
    Machinery and equipment                             246,820,000         244,615,000
    Accumulated depreciation                           (192,820,000)       (188,404,000)
                                                    ---------------     ---------------
    Net properties and equipment                        123,175,000         125,573,000
                                                    ---------------     ---------------

  Goodwill                                              365,537,000         366,414,000

  Other deferred charges and assets                      61,616,000          60,759,000
                                                    ---------------     ---------------

  Total manufacturing assets                            949,483,000         956,298,000

Financial services activities - Lease financing
 receivables, net of allowances for doubtful
 accounts                                               224,745,000         230,111,000
                                                    ---------------     ---------------

Total assets                                        $ 1,174,228,000     $ 1,186,409,000
                                                    ===============     ===============

See notes to condensed consolidated financial statements.

(a) The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS -- Continued

                                                 March 31,         December 31,
                                                   2004              2003 (a)
                                              ---------------    ---------------
                                                (Unaudited)
LIABILITIES

Manufacturing activities -
  Current liabilities:
      Short-term borrowings                   $    68,382,000    $    70,837,000
      Trade accounts payable                       81,751,000         82,525,000
      Customer deposits                            28,596,000         21,224,000
      Accrued liabilities and income taxes        105,162,000        109,784,000
                                              ---------------    ---------------
      Total current liabilities                   283,891,000        284,370,000
   Long-term borrowings                           199,898,000        194,130,000
   Long-term pension and other liabilities         36,775,000         38,692,000
   Deferred income taxes                           39,010,000         44,820,000
                                              ---------------    ---------------
   Total manufacturing liabilities                559,574,000        562,012,000
                                              ---------------    ---------------

Financial services activities - Borrowings        196,652,000        201,347,000

Minority interest in subsidiary                       598,000            541,000

SHAREHOLDERS' EQUITY
      Common stock - par value                     48,524,000         48,439,000
      Capital in excess of par value               93,190,000         91,898,000
      Retained earnings                           314,792,000        317,404,000
      Treasury stock                              (14,850,000)       (14,850,000)
      Deferred stock awards                        (3,202,000)        (2,309,000)
      Accumulated other comprehensive loss        (21,050,000)       (18,073,000)
                                              ---------------    ---------------
      Total shareholders' equity                  417,404,000        422,509,000
                                              ---------------    ---------------

Total liabilities and shareholders' equity    $ 1,174,228,000    $ 1,186,409,000
                                              ===============    ===============

See notes to condensed consolidated financial statements.

(a) The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                             Three months ended March 31,
                                                             -----------------------------
                                                                 2004             2003
                                                             ------------     ------------
Operating activities:
   Net income                                                $  2,199,000     $  6,467,000
   Depreciation and amortization                                5,997,000        6,585,000
   Pension contribution                                        (3,604,000)
   Working capital changes and other                           (2,557,000)       4,848,000
                                                             ------------     ------------
   Net cash provided by operating activities                    2,035,000       17,900,000

Investing activities:
   Purchases of properties and equipment                       (4,272,000)      (4,489,000)
   Principal extensions under lease financing agreements      (33,546,000)     (39,276,000)
   Principal collections under lease financing agreements      38,912,000       38,419,000
   Other, net                                                   1,466,000        1,193,000
                                                             ------------     ------------
   Net cash provided by (used for) investing
    activities                                                  2,560,000       (4,153,000)

Financing activities:
   Increase (decrease) in short-term borrowings, net           (7,150,000)         158,000
   Increase (decrease) in long-term borrowings, net               158,000       (4,326,000)
   Purchases of treasury stock                                   (116,000)
   Cash dividends paid to shareholders                         (4,780,000)      (9,548,000)
   Other, net                                                    (904,000)        (260,000)
                                                             ------------     ------------
   Net cash used for financing activities                     (12,676,000)     (14,092,000)
                                                             ------------     ------------

Decrease in cash and cash equivalents                          (8,081,000)        (345,000)
Cash and cash equivalents at beginning of period               10,119,000        9,782,000
                                                             ------------     ------------
Cash and cash equivalents at end of period                   $  2,038,000     $  9,437,000
                                                             ============     ============

Supplemental disclosures:
   Cash paid for interest                                    $  2,304,000     $    373,000
   Cash paid for income taxes                                     989,000          911,000

See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

      1.    BASIS OF PRESENTATION

            The consolidated condensed financial statements of Federal Signal Corporation and subsidiaries included herein have been prepared by the Registrant, without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Registrant believes that the disclosures are adequate to make the information presented not misleading. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

            In the opinion of the Registrant, the information contained herein reflects all adjustments necessary to present fairly the Registrant's financial position, results of operations and cash flows for the interim periods. Such adjustments are of a normal recurring nature. The operating results for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year of 2004.

            Effective January 1, 2004, the Registrant began reporting its interim quarterly periods on a 13-week basis ending on a Saturday with the fiscal year ending on December 31. Prior to 2004, the Registrant's interim quarterly periods ended on March 31, June 30, September 30 and December 31 year end. For convenience purposes, the Registrant uses "March 31, 2004" to refer to its financial results as of April 3, 2004 and for the 13-week period ended April 3, 2004.

      2.    STOCK-BASED COMPENSATION PLANS

            The following table illustrates the effect on net income and earnings per share for the three-month periods ended March 31, 2004 and 2003 if the Registrant had applied the fair value recognition provisions of SFAS No. 123 to all stock-based employee compensation. For purposes of pro forma disclosure, the estimated fair value of the options using a Black-Scholes option pricing model is amortized to expense over the option's vesting period.

                                                Three months ended
                                                    March 31,
                                           ----------------------------
                                               2004            2003
                                           ------------    ------------
Reported net income                        $  2,199,000    $  6,467,000
Add:  Stock-based employee compensation
  expense included in reported net
  income, net of related tax effects            145,000         281,000
Deduct: Total stock-based employee
  compensation expense determined under
  the fair-value method for all awards,
  net of related tax effects                   (902,000)       (476,000)
                                           ------------    ------------
Pro forma net income                       $  1,442,000    $  6,272,000
                                           ============    ============

Basic net income per common share:
 Reported net income                       $        .05    $        .14
 Pro forma net income                      $        .03    $        .13
Diluted net income per share:
 Reported net income                       $        .05    $        .14
 Pro forma net income                      $        .03    $        .13

            The stock-based employee compensation expense determined under the fair-value method for the three months ended March 31, 2004 was affected by the retirement and separation agreements relating to two executive officers.

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

      3.    INCOME TAXES

            The Registrant's effective tax rate totaled 26.1% and 2.4% for the three-month periods ended March 31, 2004 and 2003, respectively. A $1,863,000 tax benefit was recorded for the three months ended March 31, 2003 associated with the closure of a production facility in the United Kingdom.

      4.    POSTRETIREMENT BENEFITS

            The components of the Registrant's net periodic pension expense for its U.S. benefit plans are summarized as follows:

                                         Three months ended
                                              March 31,
                                     ----------------------------
                                         2004            2003
                                     ------------    ------------
Service cost                         $  1,175,000    $  1,022,000
Interest cost                           1,929,000       1,776,000
Expected return on plan assets         (1,990,000)     (1,961,000)
Amortization of transition amount         (58,000)        (58,000)
Other                                     410,000         229,000
                                     ------------    ------------
Net periodic pension expense         $  1,466,000    $  1,008,000
                                     ============    ============

            The Registrant contributed $3,000,000 to its U.S. benefit plans and $604,000 to its non-U.S. benefit plans during the first quarter of 2004. In April 2004, the Registrant contributed an additional $405,000 to its U.S. benefit plans; it does not anticipate any further funding in 2004.

            In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") became law. The Act introduced a prescription drug benefit under Medicare and a federal subsidy to sponsors of certain retiree health care benefit plans. The Act did not and will not have a material impact on the Registrant's accumulated postretirement obligations, results of operations or cash flows.

      5.    GOODWILL

            Changes in the carrying amount of goodwill for the quarter ended March 31, 2004, by operating segment, were as follows:

                    Environmental        Fire            Safety
                      Products          Rescue          Products            Tool            Total
                    -------------    -------------    -------------    -------------    -------------
Goodwill balance
 January 1, 2004    $ 139,937,000    $  41,205,000    $ 102,421,000    $  82,851,000    $ 366,414,000
Translation              (168,000)        (909,000)         302,000         (102,000)        (877,000)
                    -------------    -------------    -------------    -------------    -------------
Goodwill balance
 March 31, 2004     $ 139,769,000    $  40,296,000    $ 102,723,000    $  82,749,000    $ 365,537,000
                    =============    =============    =============    =============    =============

      6.    OTHER INTANGIBLE ASSETS

            The components of the Registrant's other intangible assets as of March 31, 2004 were as follows:

                               Weighted-         Gross                            Net
                                average         carrying      Accumulated       carrying
                              useful life        value        amortization       value
                              ------------    ------------    ------------    ------------
                                (Years)
Amortizable:
 Developed software                 6         $ 12,190,000    $ (4,006,000)   $  8,184,000
 Customer relationships            20            1,850,000        (138,000)      1,712,000
 Distribution network              40            1,300,000         (49,000)      1,251,000
Non-amortizable tradenames                       2,510,000                       2,510,000
                                              ------------    ------------    ------------
Total                                         $ 17,850,000    $ (4,193,000)   $ 13,657,000
                                              ============    ============    ============

            Amortization expense for the three months ended March 31, 2004 totaled $302,000. The estimated aggregate amortization expense for the next five years is as follows: $908,000 in 2004 (remaining nine months), $1,634,000 in 2005, $1,492,000 in 2006, $1,185,000 in 2007,
            $1,158,000 in 2008, $1,089,000 in 2009 and $3,681,000 thereafter.

            Other intangible assets are included in the condensed consolidated balance sheets within "Other deferred charges and assets."

      7.    DERIVATIVE FINANCIAL INSTRUMENTS

            To manage interest costs, the Registrant utilizes interest rate swaps in combination with its funded debt. Interest rate swaps executed in conjunction with long-term private placements maturing between 2004 and 2012 effectively converted fixed rate debt to variable rate debt (fair value hedges). The Registrant is also party to agreements with financial institutions to swap interest rates in which the Registrant pays interest at a fixed rate on debt maturing between 2004 and 2010 and receives interest at variable LIBOR rates (cash flow hedges).

            The Registrant designates foreign currency forward exchange contracts as fair value hedges to protect against the variability in exchange rates on short-term intercompany borrowings and firm commitments denominated in foreign currencies maturing in 2004. The Registrant also manages the volatility of cash flows caused by fluctuations in currency rates by entering into foreign exchange forward and option contracts. These derivative instruments hedge portions of the Registrant's anticipated third party purchases and forecast intercompany sales denominated in foreign currencies maturing between 2004 and 2006.

            The following table summarizes the Registrant's derivative instruments as of March 31, 2004:

                                         Notional           Fair
                                          amount           value
                                       -------------    -------------
Interest rate contracts:
 Fair value swaps                      $ 230,000,000    $  (1,152,000)
 Cash flow swaps                          95,000,000       (2,376,000)
                                       -------------    -------------
   Total interest rate contracts       $ 325,000,000    $  (3,528,000)
                                       =============    =============

Foreign currency contracts:
 Fair value forwards                   $  24,136,000    $    (250,000)
 Cash flow forwards                       41,795,000        1,246,000
 Options                                  11,160,000           39,000
                                       -------------    -------------
   Total foreign currency contracts    $  77,091,000    $   1,035,000
                                       =============    =============

            The Registrant expects $601,000 of pre-tax net gains that are reported in accumulated other comprehensive income as of March 31, 2004 to be reclassified into earnings during the next 12 months.

            The Registrant terminated various interest rate swaps associated with its debt portfolio in response to movements in the interest rate market. These transactions resulted in cash payments of $506,000 during the three months ended March 31, 2004 and cash receipts of $2,863,000 during the three months ended March 31, 2003. The cash impact is included in the condensed consolidated statements of cash flows within "Working capital changes and other."

      8.    RESTRUCTURING AND OTHER CHARGES

            During the first quarter of 2003, the Registrant approved a restructuring plan that principally included the closing of two manufacturing facilities to improve operating efficiencies and reduce costs. As a result of this plan, the Registrant recognized pre-tax restructuring and other charges of $1,636,000 for the three month period ended March 31, 2003. These charges are primarily aggregated within selling, general and administrative expenses.

      9.    LEGAL PROCEEDINGS

            The Registrant is subject to various claims, other pending and possible legal actions for product liability and other damages and other matters arising out of the conduct of the Registrant's business. The Registrant believes, based on current knowledge and after consultation with counsel, that the outcome of such claims and actions will not have a material adverse effect on the Registrant's consolidated financial position or the results of operations. However, in the event of unexpected future developments, it is possible that the ultimate resolution of such matters, if unfavorable, could have a material adverse effect on the Registrant's results of operations.

            The Registrant has been sued by firefighters in Chicago seeking damages and claiming that exposure to the Registrant's sirens has impaired their hearing and that the sirens are therefore defective. There were 33 cases filed during the period 1999-2004, involving a total of 2,396 plaintiffs pending in the Circuit Court of Cook County, Illinois. Also during 2003, an additional lawsuit was filed in Williamson County, Illinois against the Registrant and 15 other unrelated co-defendants seeking class certification for plaintiffs claiming damages to their hearing allegedly as a result of exposure to the Registrant's sirens and design defects in the unrelated co-defendant's fire trucks. The plaintiffs' attorneys have threatened to bring more suits if the Registrant does not settle these cases. The Registrant believes that these product liability suits have no merit and that sirens are necessary in emergency situations and save lives. The discovery phase of the litigation began in 2004; the Registrant intends to aggressively defend these matters. The Registrant successfully defended approximately 41 similar cases in Philadelphia in 1999 after a series of unanimous jury verdicts in favor of the Registrant.

            During the first quarter of 2004, a judge in Orange County, California entered a $10,185,000 judgment against Safety Storage, Inc. ("SSI") on grounds that SSI defrauded a third party creditor. The Registrant holds a 30% minority interest investment in SSI. As the judgment may force SSI into filing for bankruptcy reorganization under Chapter 11, SSI is currently in settlement negotiations with the third party creditor. The Registrant's potential loss exposure is estimated to range from $300,000 to its investment. The Registrant reduced its investment in SSI through a $300,000 charge to earnings in the first quarter of 2004 to $2,900,000 as of March 31, 2004.

      10.   NET INCOME PER SHARE

            The following table summarizes the information used in computing basic and diluted income per share:


                                                 Three months ended
                                                     March 31,
                                            ----------------------------
                                                2004            2003
                                            ------------    ------------
Numerator for both basic and diluted
  income per share computations:
     Net income                             $  2,199,000    $  6,467,000
                                            ============    ============

Denominator for basic income per share -
  weighted average shares outstanding         48,026,000      47,859,000
Effect of employee stock options
  (dilutive potential common shares)              91,000           5,000
                                            ------------    ------------
Denominator for diluted income per share
  - adjusted shares                           48,117,000      47,864,000
                                            ============    ============

      11.   SEGMENT INFORMATION

            The following table summarizes the Registrant's operations by segment for the three-month periods ended March 31, 2004 and 2003:

                               Three months ended March 31,
                              -------------------------------
                                  2004              2003
                              -------------     -------------
Net sales
  Environmental Products      $  91,101,000     $  84,712,000
  Fire Rescue                    71,553,000        98,662,000
  Safety Products                69,255,000        67,188,000
  Tool                           44,609,000        41,389,000
                              -------------     -------------
  Total net sales             $ 276,518,000     $ 291,951,000
                              =============     =============

Operating income (loss)
  Environmental Products      $   2,609,000     $   1,605,000
  Fire Rescue                    (2,841,000)        2,123,000
  Safety Products                 7,718,000         6,530,000
  Tool                            5,734,000         4,472,000
  Corporate expense              (4,352,000)       (3,515,000)
                              -------------     -------------
  Total operating income          8,868,000        11,215,000
Interest expense                 (4,865,000)       (4,895,000)
Minority interest                   (57,000)          173,000
Other income (expense)             (970,000)          130,000
                              -------------     -------------
Income before income taxes    $   2,976,000     $   6,623,000
                              =============     =============

            There have been no material changes in total assets from the amount disclosed in the Registrant's last annual report.

      12.   COMMITMENTS AND GUARANTEES

            The Registrant issues product performance warranties to customers with the sale of its products. The specific terms and conditions of these warranties vary depending upon the product sold and country in which the Registrant conducts business, with warranty periods generally ranging from 6 months to 5 years. The Registrant estimates the costs that may be incurred under its basic limited warranty and records a liability in the amount of such costs at the time the sale of the related product is recognized. Factors that affect the Registrant's warranty liability include the number of units under warranty from time to time, historical and anticipated rates of warranty claims and costs per claim. The Registrant periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

            Changes in the Registrant's warranty liabilities for the three-month periods ended March 31, 2004 and 2003 were as follows:

                              Three months ended
                                   March 31,
                         -----------------------------
                             2004             2003
                         ------------     ------------
Balance at January 1     $ 12,861,000     $ 13,714,000
Provisions to expense       3,477,000        2,884,000
Actual costs incurred      (4,362,000)      (4,067,000)
                         ------------     ------------
Balance at March 31      $ 11,976,000     $ 12,531,000
                         ============     ============

            The Registrant guarantees the debt of a third-party dealer that sells the Registrant's vehicles. The notional amounts of the guaranteed debt as of March 31, 2004 totaled $735,000. No losses have been incurred as of March 31, 2004. The guarantees expire between 2004 and 2006.

            The Registrant also provides residual value guarantees on vehicles sold to certain customers. Proceeds received in excess of the fair value of the guarantee are deferred and amortized into income ratably over the life of the guarantee. The Registrant recorded these transactions as operating leases and recognized liabilities equal to the fair value of the guarantees. The notional amounts of the residual value guarantees totaled $3,480,000 as of March 31, 2004. No losses have been incurred as of March 31, 2004. The guarantees expire between 2004 and 2010.

      13.   NEW ACCOUNTING PRONOUNCEMENTS

            In December 2003, the FASB issued SFAS No. 132 (revised 2003), "Employers Disclosures about Pensions and Other Postretirement Benefits" to improve financial statement disclosures for defined benefit plans. SFAS 132 requires more detailed disclosures about plan assets, benefit obligations, cash flows, benefit costs and other relevant information. The disclosures are generally effective for fiscal years ending after December 31, 2003; a six month delay in the effective date was provided for non-U.S. plans. The Registrant adopted the additional disclosure provisions of SFAS 132 for its U.S. plans as of December 31, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Federal Signal Corporation manufactures a broad range of municipal and industrial cleaning vehicles and equipment; fire rescue vehicles; safety, signaling and communication equipment and tooling products. Due to technology, marketing, distribution and product application synergies, the Registrant's business units are organized and managed in four operating segments:
Environmental Products, Fire Rescue, Safety Products and Tool. The Registrant also provides customer and dealer financing to support the sale of vehicles.

Consolidated Results of Operations

The following table presents the Registrant's results of operations for the three months ended March 31, 2004 and 2003, respectively (in millions):

                              Three months ended March 31,
                              ----------------------------
                                  2004            2003
                              ------------    ------------
Net sales                     $      276.5    $      291.9
Cost of sales                        209.0           217.6
                              ------------    ------------
Gross profit                          67.5            74.3
Operating expenses                    58.6            63.1
                              ------------    ------------
Operating income                       8.9            11.2
Interest expense and other             5.9             4.5
Income taxes                           0.8             0.2
                              ------------    ------------
Net income                    $        2.2    $        6.5
                              ============    ============

The 5% reduction in sales to $276.5 million in 2004 was largely associated with lower North American sales of fire rescue equipment, mainly caused by lower truck completions in US plants during the quarter. Partly offsetting were increased sales in the other three groups. The reduction in operating income was attributable to lower operating earnings for Fire Rescue and a planned Corporate expense increase to $4.3 million from $3.5 million in 2003, due in part to higher legal costs associated with hearing loss claims and the Registrant's decision to aggressively defend against those loss claims, partly offset by stronger earnings for Environmental Products, Safety Products and Tool.

Interest expense was flat with 2003 on essentially flat debt balances. Other expense of $1.0 million mainly reflects the settlement of three different dealer and distributor relationships or disagreements. The effective tax rate returned to a more normalized rate of 26.1%; the 2003 rate was sharply lower due to the one-time $1,863,000 tax benefit of a deduction associated with the closure of a production facility in the UK.

Orders and Backlog

First quarter orders increased 7.7% to $305.4 million from $283.6 million for the comparable period of 2003. US industrial and commercial orders rose 9.4% to $100.0 million, driven by increased demand for industrial safety products, tooling, street sweepers and industrial vacuum trucks. First quarter orders in international markets reached a record $103.9 million, up 32.0% from the prior year. The increase reflected strong export demand for fire rescue trucks, industrial vacuum trucks and street sweepers, and for aerial devices produced in Finland. Also contributing to the increase was the effect of the weaker dollar, which accounted for approximately one-third of the 32.0% rise. Partly offsetting the industrial and international increases was a 10.2% decline in US municipal market orders, due principally to weaker fire rescue orders.

Quarter-end backlog rose to $392.5 million, up $30.7 million from year-end 2003. All groups experienced increased backlog, particularly Environmental Products, due to strong street sweeper and refuse truck body orders, and Fire Rescue, due to strong orders for products manufactured in our Finland-based aerial operation.

Environmental Products

The following table summarizes the Environmental Products Group's operating results for the three months ended March 31, 2004 and 2003, respectively (in millions):

                    Three months ended March 31,
                    ----------------------------
                        2004             2003
                    ------------     -----------
Net sales           $       91.1     $      84.7
Operating income             2.6             1.6
Operating margin             2.9%            1.9%

Environmental Products sales rose 7.5% to $91.1 million from $84.7 million in 2003 and operating margin improved slightly to 2.9% from 1.9% in the prior year. Sales increased significantly for street sweepers, sewer cleaners, industrial vacuum trucks and water blasters, consistent with stronger US industrial and international markets. Refuse truck body sales declined from the prior year despite higher orders due to the timing of receipt of new business. The group's operating earnings improved 62.6% from a weak prior year quarter on higher volumes and an improved sales mix. Partly offsetting were the adverse impact on production costs of the stronger Canadian dollar and higher steel prices, some of which will not be recouped from the market this year.

Fire Rescue

The following table summarizes the Fire Rescue Group's operating results for the three months ended March 31, 2004 and 2003, respectively (in millions):

                           Three months ended March 31,
                           ----------------------------
                               2004            2003
                           ------------    ------------
Net sales                  $       71.5    $       98.6
Operating income (loss)            (2.8)            2.1
Operating margin                   (4.0)%           2.2%

Fire Rescue sales decreased 27.5% to $71.5 million. Operating margin was -4.0% versus 2.2% in 2003. Sales and earnings declined significantly due to lower truck completions in US plants. The year-over-year reduction in production was planned in part due to weak third quarter 2003 orders. This resulted in the reduced availability of trucks configured for production in the Ocala, Florida operations early in the first quarter of 2004. As planned, the Ocala operations completed the closure of a satellite production facility and moved this production into an existing plant, where lean enterprise initiatives had freed up production space. This consolidation will reduce fixed costs by about $.7 million per year. Production in the quarter was disrupted due to a bottleneck in a feeder plant caused in part by supply disruptions. Although operations improved later in the quarter, completed and sold trucks were lower than planned and overhead absorption was unfavorable.

Safety Products

The following table summarizes the Safety Products Group's operating results for the three months ended March 31, 2004 and 2003, respectively (in millions):

                    Three months ended March 31,
                    ----------------------------
                        2004           2003
                    -----------     ------------
Net sales           $      69.3     $       67.2
Operating income            7.7              6.5
Operating margin           11.1%             9.7%

Safety Products sales increased 3.1% to $69.3 million. Operating margin rose to 11.1% from 9.7% in 2003. The increase in revenue reflects strength in US industrial markets, which generally comprise about 45% of this group's sales. Sales of hazardous liquid containment and industrial signaling and lighting products were particularly strong. Partly offsetting were lower sales of airport parking equipment and US police products. Operating margins improved on the higher sales volume as well as the absence of costs incurred last year associated with the shutdown of a production facility in the UK; these improvements were partly offset by higher pension expenses.

Tool

The following table summarizes the Tool Group's operating results for the three months ended March 31, 2004 and 2003, respectively (in millions):

                    Three months ended March 31,
                    ----------------------------
                       2004             2003
                    -----------     ------------
Net sales           $      44.6     $       41.4
Operating income            5.7              4.5
Operating margin           12.9%            10.8%

Tool sales rose 7.8% to $44.6 million. Operating margin rose to 12.9% from 10.8%. All product lines increased sales compared to prior year and last quarter, consistent with a 5% increase in daily orders from US industrial customers. Increased international orders mainly reflected the benefit of the stronger Euro. Activity in Germany and France declined in the quarter, but was offset by increases in Japan and Canada. Operating margins improved, as planned, due to the increase in sales and lower fixed costs, which benefited from the shutdown of a US plant during 2003.

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

Financial Position, Liquidity and Capital Resources

The Registrant utilizes its operating cash flow and available borrowings under its revolving credit facility for working capital needs of its operations, capital expenditures, strategic acquisitions of companies operating in markets related to those already served, debt repayments, share repurchases and dividends. The Registrant anticipates that its financial resources and major sources of liquidity, including cash flow from operations and borrowing capacity, will continue to be adequate to meet its operating and capital needs in addition to its financial commitments.

The following table summarizes the Registrant's cash flows for the three months ended March 31, 2004 and 2003, respectively (in millions):

                                         Three months ended March 31,
                                         ----------------------------
                                             2004            2003
                                         ------------    ------------
Operating cash flow                      $        2.0    $       17.9
Capital expenditures                             (4.3)           (4.5)
Financial services activities, net                5.4            (0.9)
Borrowing activity, net                          (7.0)           (4.2)
Dividends                                        (4.8)           (9.5)
Other                                             0.6             0.9
                                         ------------    ------------
Decrease in cash and cash equivalents    $       (8.1)   $       (0.3)
                                         ============    ============

Operating cash flow totaled $2.0 million for the quarter, significantly below the prior year because of poor operations with the fire rescue and refuse truck businesses and a build-up of inventories, particularly at the Ocala operations due to production bottlenecks; inventories should decline in the second quarter. Also contributing to the reduction in operating cash flow was $3.6 million in discretionary pension contributions in 2004 and cash payments on the settlement and termination of certain derivative instruments in 2004 versus cash proceeds on terminations in the prior year. Cash proceeds received in 2003 from the favorable termination of six interest rate swaps accounts for the significant increase in cash paid for interest from $.4 million in 2003 to $2.3 million in 2004.

Financial services activities generated $5.4 million in cash flow in the first quarter of 2004 as numerous customers paid off their loans early.

At March 31, 2004, the Registrant's manufacturing debt was $268.3 million, up slightly from December 31, 2003 despite $7.0 million in debt repayments in the first quarter of 2004. These payments were largely offset by a $5.9 million non-cash decline in the fair value of designated interest rate swaps due to the rising interest rate environment. Likewise, the debt-to-capitalization ratio increased slightly to 41% from 40% as of December 31, 2003. The Registrant's debt facilities contain covenants relating to a maximum debt-to-capitalization ratio, minimum interest coverage and minimum net worth. As of March 31, 2004, the Registrant was in compliance with the financial covenants of its debt agreements.

As of March 31, 2004, the Registrant had $182.0 million of availability under its $250.0 million unsecured revolving credit facility maturing in 2006. Borrowings under this facility bear interest at a variable rate of LIBOR plus a spread of .83%. The spread is subject to adjustment based on the level of outstanding borrowings.

In October 2003, the Registrant announced a 50% reduction in the quarterly dividend from $.20 per share to $.10 per share in order to improve its long-term financial position in view of the further weakening of the U.S. state and municipal markets and the lack of a conclusive rebound in the industrial economy. This decision resulted in the $4.7 million decrease in dividends paid in 2004's first quarter.

The Registrant focuses substantial effort on improving the utilization of its working capital. The Registrant's primary working capital as a percent of net sales was 25.4% and 23.3% as of March 31, 2004 and December 31, 2003, respectively. The increase in the ratio is primarily due to the build-up of inventories within the US Fire Rescue production facilities from the aforementioned operational issues.

Contractual Obligations and Commercial Commitments

The following table presents a summary of the Registrant's contractual obligations (in millions):

                                             March 31,    December 31,
                                               2004           2003
                                            ----------    ------------
Long-term debt obligations                  $    380.7    $      380.6
Operating lease obligations                       25.7            27.6
Fair value of interest rate swaps                 (3.5)           (9.4)
Fair value of foreign currency contracts          (1.0)           (2.5)
                                            ----------    ------------
                                            $    401.9    $      396.3
                                            ==========    ============

The $5.9 million reduction in the fair value of the Registrant's interest rate swaps occurred as a result of contract settlements, contract terminations and market expectations that interest rates will increase in the future thereby shifting the implied yield curve higher. The strengthening of the US dollar against the Euro and Canadian dollar contributed to the $1.5 million decline in the fair value of the foreign currency contracts.

Refer to Footnote 12 of the financial statements included in Part I of this Form 10-Q for a discussion of the Registrant's commercial commitments (guarantees).

Critical Accounting Policies and Estimates

As of March 31, 2004, there were no material changes to the Registrant's critical accounting policies and estimates disclosed in its Form 10-K for the year ended December 31, 2003.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Registrant is subject to market risk associated with changes in interest rates and foreign exchange rates. To mitigate this risk, the Registrant utilizes interest rate swaps and foreign currency forward and option contracts. The Registrant does not hold or issue derivative financial instruments for trading or speculative purposes and is not party to leverage derivatives.

The Registrant manages its exposure to interest rate movements by maintaining a proportionate relationship between fixed-rate debt to total debt within established percentages. The Registrant uses funded fixed-rate borrowings as well as interest rate swap agreements to balance its overall fixed-to-floating interest rate mix.

Of the Registrant's debt at March 31, 2004, 42% was used to support financial services assets. The Registrant is currently comfortable with a sizeable portion of floating rate debt to support these financial services assets, since a rise in borrowing rates would normally correspond with an increase in lending rates within a reasonable period.

The Registrant also has foreign currency exposures related to buying and selling in currencies other than the local currency in which it operates. The Registrant utilizes foreign currency forward and option contracts to manage risks associated with sales and purchase commitments as well as forecast transactions denominated in foreign currencies.

The information contained under the caption "Contractual Obligations and Commercial Commitments" included in Item 2 of this Form 10-Q discusses the changes in the Registrant's exposure to market risk during the first quarter of 2004. For additional information, refer to the discussion contained under the caption "Market Risk Management" included in Item 7 of the Registrant's Form 10-K for the year ended December 31, 2003.

ITEM 4. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, the Registrant's management, with the participation of the Registrant's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Registrant's disclosure controls and procedures as of March 31, 2004. Based on that evaluation, the Registrant's Chief Executive Officer and Chief Financial Officer concluded that the Registrant's disclosure controls and procedures were effective as of March 31, 2004. As a matter of practice, the Registrant's management continues to review and document disclosure controls and procedures, including internal controls and procedures for financial reporting. From time to time, the Registrant may make changes aimed at enhancing the effectiveness of the controls and to ensure that the systems evolve with the business. During the quarter ended March 31, 2004, there were no changes in the Registrant's internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Footnote 9 of the financial statements included in Part I of this Form 10-Q is incorporated herein by reference.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

Exhibit 10         General Release and Separation Agreement, dated February
                   29, 2004, by and between the Registrant and Kim A. Wehrenberg

Exhibit 31.1       CEO Certification under Section 302 of the Sarbanes-Oxley Act

Exhibit 31.2       CFO Certification under Section 302 of the Sarbanes-Oxley Act

Exhibit 32.1 CEO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act

Exhibit 32.2 CFO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act

(b)   Reports on Form 8-K filed during the quarter ended March 31, 2004:

A Form 8-K was filed on January 30, 2004, under Items 7 and 12, reporting the Registrant's press release dated January 29, 2004 that disclosed its financial results for the fourth quarter and full year ended December 31, 2003.

A Form 8-K was filed on February 18, 2004, under Items 7 and 12, reporting an amendment to the Registrant's Code of Ethics for CEO and Senior Financial Officers.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Federal Signal Corporation

5/5/04                            By: /s/ Stephanie K. Kushner
------                                ------------------------------------------
Date                                  Stephanie K. Kushner
                                      Vice President and Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No.  Description

10 General Release and Separation Agreement, dated February 29, 2004, by and between the Registrant and Kim A. Wehrenberg, is filed herewith.

31.1 CEO Certification under Section 302 of the Sarbanes-Oxley Act, is filed herewith.

31.2 CFO Certification under Section 302 of the Sarbanes-Oxley Act, is filed herewith.

32.1 CEO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act, is filed herewith.

32.2 CFO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act, is filed herewith.