Form 10-Q
period 2004-07-03
FEDERAL SIGNAL CORP /DE/
filed 2004-08-12
CIK 277509

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2004

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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [x] No [ ]

      Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

Title
Common Stock, $1.00 par value     48,130,635 shares outstanding at July 31, 2004

                           FEDERAL SIGNAL CORPORATION
                               INDEX TO FORM 10-Q

                                                                                                                     Page
                                                                                                                     ----
Part I.  Financial Information
         Item 1. Financial Statements
                   Condensed Consolidated Statements of Income for the Three and Six Months Ended
                    June 30, 2004 and 2003......................................................................      4
                   Condensed Consolidated Statements of Comprehensive Income (Loss) for the
                    Three and Six Months Ended June 30, 2004 and 2003...........................................      5
                   Condensed Consolidated Balance Sheets as of June 30, 2004 and December 31, 2003..............      6
                   Condensed Consolidated Statements of Cash Flows for the Six Months Ended
                    June 30, 2004 and 2003......................................................................      7
                   Notes to Condensed Consolidated Financial Statements.........................................      8
         Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations........     17
         Item 3.   Quantitative and Qualitative Disclosures About Market Risk...................................     23
         Item 4.   Controls and Procedures......................................................................     23
Part II.  Other Information
         Item 1.   Legal Proceedings............................................................................     23
         Item 4.   Submission of Matters to a Vote of Security Holders..........................................     23
         Item 6.   Exhibits and Reports on Form 8-K.............................................................     24
Signature.......................................................................................................     25

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

Effective January 1, 2004, the Registrant began reporting its interim quarterly periods on a 13-week basis ending on a Saturday with the fiscal year ending on December 31. Prior to 2004, the Registrant's interim quarterly periods ended on March 31, June 30, September 30 and December 31 year end. For convenience purposes, the Registrant uses "June 30, 2004" to refer to its financial position as of July 3, 2004 and results of operations for the 13-week and 26-week periods ended July 3, 2004.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                                                 Three months ended June 30,    Six months ended June 30,
                                                ----------------------------  ----------------------------
                                                    2004           2003            2004         2003
                                                -------------  -------------  -------------  -------------
Net sales                                       $ 304,141,000  $ 311,041,000  $ 580,659,000  $ 602,992,000
Costs and expenses:
  Cost of sales                                  (232,586,000)  (227,111,000)  (441,646,000)  (444,107,000)
  Selling, general and
   administrative                                 (58,459,000)   (62,414,000)  (117,049,000)  (124,858,000)
  Restructuring charges                            (8,062,000)    (2,406,000)    (8,062,000)    (3,702,000)
                                                -------------  -------------  -------------  -------------
Operating income                                    5,034,000     19,110,000     13,902,000     30,325,000
Interest expense                                   (5,162,000)    (5,140,000)   (10,027,000)   (10,035,000)
Other income (expense), net                        (3,032,000)        62,000     (4,002,000)       192,000
Minority interest                                      19,000         36,000        (38,000)       209,000
                                                -------------  -------------  -------------  -------------
Income (loss) from continuing
  operations before income taxes                   (3,141,000)    14,068,000       (165,000)    20,691,000
Income tax benefit (expense)                          871,000     (4,121,000)        94,000     (4,277,000)
                                                -------------  -------------  -------------  -------------
Income (loss) from continuing
  operations                                       (2,270,000)     9,947,000        (71,000)    16,414,000
Loss on disposal of
  discontinued operations,
   net of tax benefit of $772,000 and
   $222,000, respectively                          (4,357,000)      (369,000)    (4,357,000)      (369,000)
                                                -------------  -------------  -------------  -------------
Net income (loss)                               $  (6,627,000) $   9,578,000  $  (4,428,000) $  16,045,000
                                                =============  =============  =============  =============
COMMON STOCK DATA:
Basic and diluted net income per share:
  Income (loss) from continuing
   operations                                   $        (.05) $         .21  $          --  $         .34
  Loss on disposal of
   discontinued operations                               (.09)          (.01)          (.09)          (.01)
                                                -------------  -------------  -------------  -------------
  Net income (loss)*                            $        (.14) $         .20  $        (.09) $         .33
                                                =============  =============  =============  =============
Weighted average common
 shares outstanding
  Basic                                            48,113,000     47,977,000     48,070,000     47,918,000
  Diluted                                          48,197,000     48,016,000     48,157,000     47,940,000
Cash dividends per share
 of common stock                                $         .10  $         .20  $         .20  $         .40

* amounts above may not add due to rounding

See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

                                                Three months ended June 30,    Six months ended June 30,
                                                ----------------------------  ----------------------------
                                                    2004            2003          2004            2003
                                                -------------  -------------  -------------  -------------
Net income (loss)                               $  (6,627,000) $   9,578,000  $  (4,428,000) $  16,045,000
Other comprehensive income (loss), net
of tax -
  Foreign currency
   translation adjustments                             27,000      3,491,000     (2,089,000)     6,530,000
  Net derivative gain, cash flow hedges             1,441,000        843,000        580,000      2,286,000
                                                -------------  -------------  -------------  -------------
Comprehensive income (loss)                     $  (5,159,000) $  13,912,000  $  (5,937,000) $  24,861,000
                                                =============  =============  =============  =============

See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                        June 30,       December 31,
                                                                          2004           2003 (a)
                                                                     --------------  ---------------
                                                                       (Unaudited)
ASSETS
Manufacturing activities -
  Current assets:
    Cash and cash equivalents                                        $    6,614,000  $    10,113,000
    Trade accounts receivable, net of allowances
     for doubtful accounts                                              202,223,000      190,873,000
    Inventories                                                         203,848,000      176,687,000
    Prepaid expenses                                                     21,682,000       16,294,000
    Net assets of discontinued operations                                 2,880,000        8,335,000
                                                                     --------------  ---------------
  Total current assets                                                  437,247,000      402,302,000
  Properties and equipment, net                                         115,867,000      123,415,000
  Goodwill                                                              362,046,000      363,030,000
  Other deferred charges and assets                                      55,813,000       60,759,000
                                                                     --------------  ---------------
Total manufacturing assets                                              970,973,000      949,506,000
Financial services activities - Lease financing receivables, net of
  allowances for doubtful accounts                                      215,373,000      230,111,000
                                                                     --------------  ---------------
Total assets                                                         $1,186,346,000  $ 1,179,617,000
                                                                     ==============  ===============
LIABILITIES
Manufacturing activities -
  Current liabilities:
        Short-term borrowings                                        $  114,959,000  $    68,634,000
        Trade accounts payable                                           80,138,000       78,320,000
        Customer deposits                                                29,093,000       21,171,000
        Accrued liabilities and income taxes                            100,003,000      109,219,000
                                                                     --------------  ---------------
             Total current liabilities                                  324,193,000      277,344,000
    Long-term borrowings                                                177,288,000      194,130,000
    Long-term pension and other liabilities                              47,995,000       38,692,000
    Deferred income taxes                                                40,232,000       45,595,000
                                                                     --------------  ---------------
             Total manufacturing liabilities                            589,708,000      555,761,000
                                                                     --------------  ---------------
Financial services activities - Borrowings                              188,451,000      201,347,000
SHAREHOLDERS' EQUITY
        Common stock - par value                                         48,565,000       48,439,000
        Capital in excess of par value                                   94,091,000       91,898,000
        Retained earnings                                               303,312,000      317,404,000
        Treasury stock                                                  (14,563,000)     (14,850,000)
        Deferred stock awards                                            (3,636,000)      (2,309,000)
        Accumulated other comprehensive income (loss)                   (19,582,000)     (18,073,000)
                                                                     --------------  ---------------
             Total shareholders' equity                                 408,187,000      422,509,000
                                                                     --------------  ---------------
             Total liabilities and shareholders' equity              $1,186,346,000  $ 1,179,617,000
                                                                     ==============  ===============

See notes to condensed consolidated financial statements.

(a) The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                        Six months ended June 30,
                                                                     -------------------------------
                                                                          2004            2003
                                                                     --------------  ---------------
Operating activities:
    Net income (loss)                                                $   (4,428,000) $    16,045,000
    Loss on disposal of discontinued operations                           4,357,000          369,000
    Depreciation and amortization                                        12,016,000       12,952,000
    Non-cash restructuring charges                                        7,495,000        1,881,000
    Loss on minority interest divesture                                   2,932,000
    Pension contributions                                                (4,058,000)
    Working capital changes and other                                   (26,451,000)      16,001,000
                                                                     --------------  ---------------
        Net cash provided by (used for) operating activities             (8,137,000)      47,248,000
Investing activities:
    Purchases of properties and equipment                               (11,019,000)      (8,777,000)
    Principal extensions under lease financing agreements               (67,994,000)     (80,015,000)
    Principal collections under lease financing agreements               82,252,000       79,214,000
    Proceeds from sale of discontinued operations                                          7,453,000
    Other, net                                                            1,665,000       (1,637,000)
                                                                     --------------  ---------------
        Net cash provided by (used for) investing activities              4,904,000       (3,762,000)
Financing activities:
    Increase (decrease) in short-term borrowings, net                    19,236,000      (70,981,000)
    Proceeds from issuance of long-term borrowings                                        45,141,000
    Repayment of long-term borrowings                                   (10,162,000)
    Purchases of treasury stock                                              37,000         (117,000)
    Cash dividends paid to shareholders                                  (9,664,000)     (19,142,000)
    Other, net                                                              287,000        1,286,000
                                                                     --------------  ---------------
        Net cash used for financing activities                             (266,000)     (43,813,000)
Decrease in cash and cash equivalents                                    (3,499,000)        (327,000)
Cash and cash equivalents at beginning of period                         10,113,000        9,782,000
                                                                     --------------  ---------------
Cash and cash equivalents at end of period                           $    6,614,000  $     9,455,000
                                                                     ==============  ===============
Supplemental disclosures:
    Cash paid for interest                                           $   10,217,000  $    10,668,000
    Cash paid for income taxes                                            1,864,000        2,701,000

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

      In the opinion of the Registrant, the information contained herein reflects all adjustments necessary to present fairly the Registrant's financial position, results of operations and cash flows for the interim periods. Such adjustments are of a normal recurring nature. The operating results for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year of 2004.

      Effective January 1, 2004, the Registrant began reporting its interim quarterly periods on a 13-week basis ending on a Saturday with the fiscal year ending on December 31. Prior to 2004, the Registrant's interim quarterly periods ended on March 31, June 30, September 30 and December 31 year end. For convenience purposes, the Registrant uses "June 30, 2004" to refer to its financial position as of July 3, 2004 and results of operations for the 13-week and 26-week periods ended July 3, 2004.

2.    STOCK-BASED COMPENSATION PLANS

      The following table illustrates the effect on net income (loss) and, earnings (loss) per share for the three- and six-month periods ended June 30, 2004 and 2003 if the Registrant had applied the fair value recognition provisions of SFAS No. 123 to all stock-based employee compensation. For purposes of pro forma disclosure, the estimated fair value of the options using a Black-Scholes option pricing model is amortized to expense over the option's vesting period.

                                                                Three months ended June 30,     Six months ended June 30,
                                                              -------------------------------  ---------------------------
                                                                   2004             2003           2004           2003
                                                              --------------  ---------------  -------------  ------------
Reported net income (loss)                                    $   (6,627,000) $     9,578,000  $  (4,428,000) $ 16,045,000
Add: Stock-based employee compensation expense
 included in reported net income, net of related tax effects         173,000          200,000        318,000       481,000
Deduct: Total stock-based employee  compensation
 expense determined under the fair-value method for all
 awards, net of related tax effects                                 (507,000)        (398,000)    (1,409,000)     (874,000)
                                                              --------------  ---------------  -------------  ------------
Pro forma net income (loss)                                   $   (6,961,000) $     9,380,000  $  (5,519,000) $ 15,652,000
                                                              ==============  ===============  =============  ============
Basic and diluted net income (loss) per common share:
 Reported net income (loss)                                   $         (.14) $           .20  $        (.09) $        .33
 Pro forma net income (loss)                                  $         (.14) $           .20  $        (.11) $        .33

      The stock-based employee compensation expense determined under the fair-value method for the six months ended June 30, 2004 was affected by the retirement and separation agreements relating to two executive officers.

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

3.    POSTRETIREMENT BENEFITS

      The components of the Registrant's net periodic pension expense for its U.S. benefit plans are summarized as follows:

                                   Three months ended June 30,  Six months ended June 30,
                                   ---------------------------  -------------------------
                                       2004           2003          2004        2003
                                   ------------  -------------  -----------  ------------
Service cost                       $  1,175,000  $   1,023,000  $ 2,350,000  $  2,045,000
Interest cost                         1,929,000      1,776,000    3,858,000     3,552,000
Expected return on plan assets       (1,990,000)    (1,960,000)  (3,980,000)   (3,921,000)
Amortization of transition amount       (58,000)       (57,000)    (116,000)     (115,000)
Other                                   410,000        229,000      820,000       458,000
                                   ------------  -------------  -----------  -----------
Net periodic pension expense       $  1,466,000  $   1,011,000  $ 2,932,000  $  2,019,000
                                   ========--==  =============  ===========  ============

      The Registrant contributed $3,405,000 to its U.S. benefit plans and $653,000 to its non-U.S. benefit plans during the six months ended June 30, 2004. The Registrant does not anticipate any further funding in 2004.

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

4.    INVENTORIES

      Inventories are summarized as follows:

                     June 30,     December 31,
                       2004           2003
                   ------------  -------------
Raw materials      $ 70,674,000  $  64,329,000
Work in progress     83,587,000     61,798,000
Finished goods       49,587,000     50,560,000
                   ------------  -------------
Total inventories  $203,848,000  $ 176,687,000
                   ============  =============

5.    PROPERTIES AND EQUIPMENT

      Properties and equipment are summarized as follows:

                                    June 30,     December 31,
                                     2004           2003
                                 -------------  -------------
Land                             $   5,777,000  $   5,809,000
Buildings and improvements          62,878,000     62,316,000
Machinery and equipment            243,462,000    241,883,000
Accumulated depreciation          (196,250,000)  (186,593,000)
                                 -------------  -------------
Total properties and equipment   $ 115,867,000  $ 123,415,000
                                 =============  =============

6.    DEBT

      Short-term borrowings are summarized as follows:

                                        June 30,    December 31,
                                          2004          2003
                                      ------------  ------------
Revolving credit facility             $100,000,000  $ 75,000,000
Notes payable                            8,128,000     4,830,000
Current maturities of long-term debt    32,144,000    25,151,000
                                      ------------  ------------
Total short-term borrowings           $140,272,000  $104,981,000
                                      ============  ============

      Of the above amounts, $25,313,000 and $36,347,000 were classified as financial services activities borrowings at June 30, 2004 and December 31, 2003, respectively.

      In April 2003, Standard and Poor's downgraded the Registrant's debt rating from A-2 to A-3. As the short-term commercial paper market was no longer available, the Registrant entered into a $250,000,000 unsecured revolving credit facility maturing in 2006 with a syndicate of banks in June 2003. The facility replaced an existing $300,000,000 commercial paper backup credit facility. At December 31, 2003, $75,000,000 was outstanding under this agreement bearing interest at a variable rate of LIBOR plus .83%. The facility includes covenants relating to a maximum debt-to-capitalization ratio, minimum net worth and minimum interest coverage ratio.

      In June 2004, the Registrant renegotiated its revolving credit facility covenants to exclude restructuring and other one-time charges and to reduce the minimum interest coverage ratio from 3.0 to 2.5. The Registrant was in compliance with all of these covenants as of June 30, 2004. At the same time, the Registrant reduced the size of the facility to $200,000,000. As of June 30, 2004, $100,000,000 was outstanding under this facility bearing interest at a variable rate of LIBOR plus .93%.

      Weighted average interest rates on short-term borrowings were 2.23% and 2.17% at June 30, 2004 and December 31, 2003, respectively.

      Long-term borrowings are summarized as follows:

                                                                      June 30,     December 31,
                                                                        2004           2003
                                                                   -------------   ------------
Private placement - fixed rate                                     $ 320,000,000   $330,000,000
Private placement - floating rate                                     50,000,000     50,000,000
Other                                                                  3,908,000        590,000
                                                                   -------------   ------------
Total contractual debt obligations                                   373,908,000    380,590,000
Fair value of interest rate swaps                                    (11,205,000)    (7,904,000)
Unamortized balance of terminated fair value interest rate swaps       9,867,000     11,595,000
                                                                   -------------   -----------
Total long-term borrowings, including current portion                372,570,000    384,281,000
Less current maturities                                              (32,144,000)   (25,151,000)
                                                                   -------------   ------------
Total long-term borrowings                                         $ 340,426,000   $359,130,000
                                                                   =============   ============

      Of the above amounts, $163,138,000 and $165,000,000 were classified as financial services activities borrowings at June 30, 2004 and December 31, 2003, respectively.

      The fixed rate private placement borrowings bear interest at rates ranging from 4.93% to 7.99% and mature between 2004 and 2012.

      In June 2003, the Registrant entered into a $50,000,000 private placement agreement to reduce reliance on short-term debt. The agreement bears interest at a variable rate of LIBOR plus 1.04% (2.63% and 2.21% as of June 30, 2004 and December 31, 2003, respectively) with $20,000,000 maturing in 2008, $20,000,000 in 2010 and $10,000,000 in 2013.

      For each of the above long-term notes, significant covenants consist of a maximum debt-to-capitalization ratio and minimum net worth. At June 30, 2004, all of the Registrant's retained earnings were free of any restrictions and the Registrant was in compliance with the financial covenants of its debt agreements.

7.    GOODWILL

      Changes in the carrying amount of goodwill for the six months ended June 30, 2004, by operating segment, were as follows:

                  Environmental     Fire          Safety
                     Products      Rescue        Products       Tool         Total
                  -------------  ------------  ------------  -----------  ------------
Goodwill balance
 January 1, 2004  $ 139,937,000  $ 37,821,000  $102,421,000  $82,851,000  $363,030,000
Translation            (106,000)   (1,113,000)      351,000     (116,000)     (984,000)
                  -------------  ------------  ------------  -----------  ------------
Goodwill balance
 June 30, 2004    $ 139,831,000  $ 36,708,000  $102,772,000  $82,735,000  $362,046,000
                  =============  ============  ============  ===========  ============

8.    OTHER INTANGIBLE ASSETS

      The components of the Registrant's other intangible assets as of June 30, 2004 were as follows:

                                 Weighted-average  Gross carrying  Accumulated   Net carrying
                                   useful life         value       amortization      value
                                 ----------------  --------------  ------------  ------------
                                     (Years)
Amortizable:
 Developed software                      6         $   12,589,000  $ (4,198,000) $  8,391,000
 Customer relationships                 20              1,850,000      (162,000)    1,688,000
 Distribution network                   40              1,300,000       (57,000)    1,243,000
Non-amortizable tradenames                              1,000,000                   1,000,000
                                                   --------------  ------------  ------------
Total                                              $   16,739,000  $ (4,417,000) $ 12,322,000
                                                   ==============  ============  ============

      Amortization of intangibles for the six months ended June 30, 2004 totaled $526,000. The estimated aggregate amortization of intangibles for the next five years is as follows: $605,000 in 2004 (remaining six months), $1,676,000 in 2005, $1,534,000 in 2006, $1,227,000 in 2007, $1,198,000 in
      2008, $1,130,000 in 2009 and $3,952,000 thereafter.

      During the three months ended June 30, 2004, the Registrant recorded a $1,510,000 impairment charge to write-off a tradename that will no longer be used after the consolidation of the refuse businesses in conjunction with the restructuring plan announced in June 2004.

      Other intangible assets are included in the condensed consolidated balance sheets within "Other deferred charges and assets."

9.    DERIVATIVE FINANCIAL INSTRUMENTS

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

      The Registrant designates foreign currency forward exchange contracts as fair value hedges to protect against the variability in exchange rates on short-term intercompany borrowings and firm commitments denominated in foreign currencies maturing in 2004. The Registrant also manages the volatility of cash flows caused by fluctuations in currency rates by entering into foreign exchange forward and option contracts. These derivative instruments hedge portions of the Registrant's anticipated third party purchases and forecasted intercompany sales denominated in foreign currencies maturing between 2004 and 2006.

      The following table summarizes the Registrant's derivative instruments:

                                             June 30, 2004              December 31, 2003
                                     -----------------------------  --------------------------
                                       Notional          Fair         Notional        Fair
                                        amount           value         amount        value
                                     -------------  --------------  ------------  ------------
Interest rate contracts:
 Fair value swaps                    $ 220,000,000  $  (11,205,000) $285,000,000  $ (7,904,000)
 Cash flow swaps                        95,000,000         225,000   115,000,000    (1,542,000)
                                     -------------  --------------  ------------  ------------
   Total interest rate contracts     $ 315,000,000  $  (10,980,000) $400,000,000  $ (9,446,000)
                                     =============  ==============   ===========  ============
Foreign currency contracts:
 Fair value forwards                 $  14,055,000  $      224,000  $ 22,033,000  $    337,000
 Cash flow forwards                     31,397,000         953,000    37,435,000     2,206,000
 Options                                 7,564,000        (125,000)
                                     -------------  --------------  ------------  ------------
   Total foreign currency contracts  $  53,016,000  $    1,052,000  $ 59,468,000  $  2,543,000
                                     =============  ==============  ============  ============

      The Registrant expects $400,000 of pre-tax net gains that are reported in accumulated other comprehensive income as of June 30, 2004 to be reclassified into earnings during the next 12 months.

      The Registrant terminated various interest rate swaps associated with its debt portfolio in response to movements in the interest rate market. These transactions resulted in cash payments of $506,000 during the six months ended June 30, 2004 and cash receipts of $7,174,000 during the six months ended June 30, 2003. The cash impact is included in the condensed consolidated statements of cash flows within "Working capital changes and other."

10.   RESTRUCTURING CHARGES

      In June 2004, the Registrant announced the implementation of a restructuring initiative focused on plant consolidations and product rationalization in order to streamline its operations. The restructuring plan is aimed at improving the profitability of the fire rescue, refuse truck body and European tooling businesses as well as improving the Registrant's overhead cost structure.

      The Registrant will close its production facilities located in Preble, New York and consolidate U.S. production of fire rescue vehicles into its Ocala, Florida operations. The consolidation is expected to be complete by the end of 2004. This closure resulted in $2,576,000 of restructuring charges in the Fire Rescue Group for the three months ended June 30, 2004. The Registrant expects the closure to result in total restructuring charges of approximately $6,600,000.

      The Registrant has tentatively decided to close its refuse truck production facility in Oshkosh, Wisconsin, and consolidate production into its facility in Medicine Hat, Alberta. The Registrant expects to complete the plant closure and transfer production by early 2005. This proposed closure resulted in $4,256,000 of restructuring charges in the Environmental Products Group for the three months ended June 30, 2004. The Registrant expects to incur total restructuring charges of approximately $11,300,000.

      The Registrant will cease manufacturing tooling products in France and consolidate this production into its Portugal facility by the second quarter of 2005. Restructuring charges amounted to $895,000 for the three months ended June 30, 2004. This consolidation is expected to result in total restructuring charges of approximately $1,400,000 in the Tool Group.

      The Registrant's corporate operations incurred an additional $335,000 during the three months ended June 30, 2004. These incremental costs related to outside services that were directly attributable to the restructuring activities.

      The following table represents a rollforward of the restructuring reserves during the three months ended June 30, 2004:

                                                  Asset
                                     Severance  impairment      Other         Total
                                     ---------  -----------  ------------  ----------
Charges to expense                   $ 138,000  $ 7,495,000  $    429,000  $ 8,062,000
Cash payments                         (138,000)                  (335,000)    (473,000)
Non-cash activity                                (7,495,000)                (7,495,000)
                                     ---------  -----------  ------------  -----------
Balance as of June 30, 2004          $       -  $         -  $     94,000  $    94,000
                                     =========  ===========  ============  ===========

      The severance charges consist of termination and benefit costs for direct manufacturing employees involuntarily terminated prior to June 30, 2004. The costs of retention bonuses for employees not severed as of June 30, 2004 will be recognized ratably over the future service period. The asset impairment charges include $5,985,000 of net realizable value adjustments on real property and manufacturing equipment and the write-off of an intangible asset valued at $1,510,000 relating to a tradename that will no longer be used after the consolidation of the refuse businesses.

      In early 2003, the Registrant approved a restructuring plan that principally included the closure of two manufacturing facilities to improve operating efficiencies and reduce costs. Safety Products Group closed a facility in the United Kingdom and reduced its workforce at other plants in 2003 at a total cost of $3,289,000, of which $2,835,000 was incurred during the six months ended June 30, 2003. The Tool Group incurred $719,000 of restructuring costs to shut down a production facility in New York in 2003; $567,000 was incurred during the six months ended June 30, 2003. The Environmental Products Group incurred $300,000 of restructuring costs for the six months ended June 30, 2003.

      The following table presents a rollforward of the restructuring reserves during the three and six months ended June 30, 2003:

                                                                Asset
                                                 Severance    impairment      Other       Total
                                                -----------  ------------  ----------  -----------
Charges to expense                              $   556,000  $    481,000  $  259,000  $ 1,296,000
Cash payments                                      (556,000)                 (259,000)    (815,000)
Non-cash activity                                                (481,000)                (481,000)
                                                -----------  ------------  ----------  -----------
Balance as of March 31, 2003                              -             -           -            -
Charges to expense                                  828,000     1,400,000     178,000    2,406,000
Cash payments                                      (748,000)                  (78,000)    (826,000)
Non-cash activity                                              (1,400,000)              (1,400,000)
                                                -----------  ------------  ----------  -----------
Balance as of June 30, 2003                     $    80,000  $          -  $  100,000  $   180,000
                                                ===========  ============  ==========  ===========

      The severance charges consist of costs to terminate employees and the ratable recognition of retention bonuses for employees providing service until their termination date. The asset impairment charges consist of net realizable value adjustments to manufacturing equipment located in the United Kingdom.

11.   DISCONTINUED OPERATIONS

      In conjunction with the strategic restructuring initiatives announced in June 2004, the Registrant determined that its 54% majority ownership interest in Plastisol Holdings B.V. ("Plastisol") was a non-strategic investment and signed a definitive agreement to sell its interest to the minority partner. The Registrant acquired the ownership interest in 2001. Plastisol manufactures glassfiber reinforced polyester fire truck cabs and bodies mainly for the European and Asian markets. The Registrant closed the transaction in July 2004 for $2,450,000 in cash and a $490,000 note receivable. The Registrant recorded a $4,357,000 loss on sale of discontinued operations for the three and six months ended June 30, 2004, representing the write-down of Plastisol's carrying amount to fair value. Plastisol's revenues totaled $7,716,000 and $6,096,000 for the six months ended June 30, 2004 and 2003, respectively. The Registrant completed the sale of Plastisol in July 2004 and used the cash proceeds to repay debt.

      In April 2003, the Registrant completed the sale of the Sign Group to a third party for cash of $7,453,000 and a $4,250,000 note receivable resulting in a $369,000 loss on disposal of discontinued operations for the three and six months ended June 30, 2003. The Sign Group manufactured illuminated, nonilluminated and electronic advertising sign displays primarily for commercial and industrial markets and contracted to provide maintenance services for the signs it manufactured as well as signs manufactured by others. Sign Group revenues for the six months ended June 30, 2003 were $12,844,000. The Registrant retained certain assets and liabilities in conjunction with the sale. Proceeds were used to pay down debt.

12.   LEGAL PROCEEDINGS

      The Registrant has been sued by firefighters in Chicago seeking damages and claiming that exposure to the Registrant's sirens has impaired their hearing and that the sirens are therefore defective. There were 33 cases filed during the period 1999-2004, involving a total of 2,396 plaintiffs pending in the Circuit Court of Cook County, Illinois. Also during 2003, an additional lawsuit was filed in Williamson County, Illinois against the Registrant and 15 other unrelated co-defendants seeking class certification for plaintiffs claiming damages to their hearing allegedly as a result of exposure to the Registrant's sirens and design defects in the unrelated co-defendant's fire trucks; this class certification lawsuit has been dismissed for failure to prosecute. The plaintiffs' attorneys have threatened to bring more suits if the Registrant does not settle these cases. The Registrant believes that these product liability suits have no merit and that sirens are necessary in emergency situations and save lives. The discovery phase of the litigation began in 2004; the Registrant intends to aggressively defend these matters. The Registrant successfully defended approximately 41 similar cases in Philadelphia in 1999 after a series of unanimous jury verdicts in favor of the Registrant.

      During the first quarter of 2004, a judge in Orange County, California entered a $10,185,000 judgment against Safety Storage, Inc. ("SSI") on grounds that SSI defrauded a third party creditor. At that time, the Registrant held a 30% minority interest investment in SSI, a manufacturer of buildings for the off-site storage of hazardous waste material, and recorded a $300,000 charge to earnings for the three months ended March 31, 2004 due to the potential loss exposure. The Registrant subsequently sold its share in SSI to the majority shareholder in June 2004 for a nominal amount and, in connection therewith, recorded a $2,932,000 loss for the three months ended June 30, 2004. Under the terms of the transaction, the Registrant was released from any future liability. The non-operating loss is included in other expense.

      The Registrant is subject to various other claims, pending and possible legal actions for product liability and other damages and matters arising out of the conduct of the Registrant's business. The Registrant believes, based on current knowledge and after consultation with counsel, that the outcome of such claims and actions will not have a material adverse effect on the Registrant's consolidated financial position or the results of operations. However, in the event of unexpected future developments, it is possible that the ultimate resolution of such matters, if unfavorable, could have a material adverse effect on the Registrant's results of operations.

13.   NET INCOME PER SHARE

      The following table summarizes the information used in computing basic and diluted income per share:

                                                   Three months ended June 30,      Six months ended June 30,
                                                --------------------------------  ----------------------------
                                                     2004              2003            2004           2003
                                                ---------------   --------------  --------------  ------------
Numerators for both basic and diluted
    income per share computations:
      Income (loss) from continuing operations  $    (2,270,000)  $    9,947,000  $      (71,000) $ 16,414,000
      Loss on disposal of discontinued
        operations, net of tax                       (4,357,000)        (369,000)     (4,357,000)     (369,000)
                                                ---------------   --------------  --------------  ------------
      Net income (loss)                         $    (6,627,000)  $    9,578,000  $   (4,428,000) $ 16,045,000
                                                ===============   ==============  ==============    ==========
Denominator for basic income per share -
    weighted average shares outstanding              48,113,000       47,977,000      48,070,000    47,918,000
Effect of employee stock options (dilutive
    potential common shares)                             84,000           39,000          87,000        22,000
                                                ---------------   --------------  --------------  ------------
Denominator for diluted income per share -
    adjusted shares                                  48,197,000       48,016,000      48,157,000    47,940,000
                                                ===============   ==============  ==============    ==========

14.   SEGMENT INFORMATION

      The following table summarizes the Registrant's operations by segment for the three-month and six-month periods ended June 30, 2004 and 2003:

                                                   Three months ended June 30,     Six months ended June 30,
                                                --------------------------------  ----------------------------
                                                     2004              2003           2004            2003
                                                ---------------   --------------  --------------  ------------
Net sales
  Environmental Products                        $    95,402,000   $   88,226,000  $  186,503,000  $172,938,000
  Fire Rescue                                        96,763,000      112,619,000     168,316,000   211,281,000
  Safety Products                                    69,402,000       71,054,000     138,657,000   138,242,000
  Tool                                               42,574,000       39,142,000      87,183,000    80,531,000
                                                ---------------   --------------  --------------  ------------
  Total net sales                               $   304,141,000   $  311,041,000  $  580,659,000  $602,992,000
                                                ===============   ==============  ==============  ============
Operating income (loss)
  Environmental Products                        $      (595,000)  $    5,270,000  $    2,014,000  $  6,875,000
  Fire Rescue                                        (2,092,000)       5,393,000      (4,933,000)    7,516,000
  Safety Products                                     8,081,000        7,904,000      15,799,000    14,434,000
  Tool                                                4,633,000        4,214,000      10,367,000     8,686,000
  Corporate expense                                  (4,993,000)      (3,671,000)     (9,345,000)   (7,186,000)
                                                ---------------   --------------  --------------  ------------
  Total operating income                              5,034,000       19,110,000      13,902,000    30,325,000
Interest expense                                     (5,162,000)      (5,140,000)    (10,027,000)  (10,035,000)
Minority interest                                        19,000           36,000         (38,000)      209,000
Other income (expense)                               (3,032,000)          62,000      (4,002,000)      192,000
                                                ---------------   --------------  --------------  ------------
Income (loss) before income taxes               $    (3,141,000)  $   14,068,000  $     (165,000) $ 20,691,000
                                                ===============   ==============  ==============  ============

There have been no material changes in total assets from the amount disclosed in the Registrant's last annual report.

15.   COMMITMENTS AND GUARANTEES

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

      Changes in the Registrant's warranty liabilities for the six-month periods ended June 30, 2004 and 2003 were as follows:

                                                     Six months ended June 30,
                                                ----------------------------------
                                                      2004              2003
                                                ---------------   ----------------
Balance at January 1                            $    12,769,000   $     13,609,000
Provisions to expense                                 7,425,000          6,672,000
Actual costs incurred                                (8,003,000)        (9,808,000)
                                                ---------------   ----------------
Balance at June 30                              $    12,191,000   $     10,473,000
                                                ===============   ================

      The Registrant guarantees the debt of a third-party dealer that sells the Registrant's vehicles. The notional amounts of the guaranteed debt as of June 30, 2004 totaled $720,000. No losses have been incurred as of June 30, 2004. The guarantees expire between 2004 and 2006.

      The Registrant also provides residual value guarantees on vehicles sold to certain customers. Proceeds received in excess of the fair value of the guarantee are deferred and amortized into income ratably over the life of the guarantee. The Registrant recorded these transactions as operating leases and recognized liabilities equal to the fair value of the guarantees. The notional amounts of the residual value guarantees totaled $3,400,000 as of June 30, 2004. No losses have been incurred as of June 30, 2004. The guarantees expire between 2004 and 2010.

16.   SUBSEQUENT EVENT

      The Registrant completed the sale of a portion of its taxable leasing portfolio for $9,600,000 in July 2004 as part of the broad restructuring plan announced in June 2004. The proceeds, which approximated the net book value of the assets, were used to reduce the Registrant's debt position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Federal Signal Corporation (the "Registrant") manufactures a broad range of municipal and industrial cleaning vehicles and equipment; fire rescue vehicles; safety, signaling and communication equipment and tooling products. Due to technology, marketing, distribution and product application synergies, the Registrant's business units are organized and managed in four operating segments: Environmental Products, Fire Rescue, Safety Products and Tool. The Registrant also provides customer and dealer financing to support the sale of vehicles.

Effective January 1, 2004, the Registrant began reporting its interim quarterly periods on a 13-week basis ending on a Saturday with the fiscal year ending on December 31. Prior to 2004, the Registrant's interim quarterly periods ended on March 31, June 30, September 30 and December 31 year end. For convenience purposes, the Registrant uses "June 30, 2004" to refer to its financial position as of July 3, 2004 and results of operations for the 13-week and 26-week periods ended July 3, 2004.

Consolidated Results of Operations
----------------------------------

The following table presents the Registrant's results of operations for the three- and six-month periods ended June 30, 2004 and 2003, respectively (in millions):

                                                    Three months ended June 30,          Six months ended June 30,
                                                    ----------------------------       ----------------------------
                                                        2004           2003                2004           2003
                                                    -------------  -------------       ------------    ------------
Net sales                                           $       304.1  $       311.0       $      580.7    $      603.0
Cost of sales                                               232.6          227.1              441.6           444.1
                                                    -------------  -------------       ------------    ------------
Gross profit                                                 71.5           83.9              139.1           158.9
Operating expenses                                           58.4           62.4              117.1           124.9
Restructuring charges                                         8.1            2.4                8.1             3.7
                                                    -------------  -------------       ------------    ------------
Operating income                                              5.0           19.1               13.9            30.3
Interest expense                                              5.2            5.2               10.0            10.0
Other expense (income) and minority interest                  3.0            (.1)               4.1             (.4)
Income tax expense (benefit)                                  (.9)           4.1                (.1)            4.3
                                                    -------------  -------------       ------------    ------------
Income (loss) from continuing operations                     (2.3)           9.9                (.1)           16.4
Loss on disposal of discontinued operations                  (4.3)           (.3)              (4.3)            (.3)
                                                    -------------  -------------       ------------    ------------
Net income (loss)                                   $        (6.6) $         9.6       $       (4.4)   $       16.1
                                                    =============  =============       ============    ============

Net sales declined 2% to $304.1 million in the second quarter of 2004 compared to the second quarter of 2003 and 4% to $580.7 million for the six months ended June 30, 2004 compared to the same period in the prior year, largely associated with lower production and shipments from North American fire rescue plants, lower refuse truck volumes and lower parking systems sales. Partly offsetting were increased sales in the Environmental Products and Tool groups.

Operating income declined to $5.0 million in the second quarter of 2004 from $19.1 million in the second quarter of 2003 and to $13.9 million for the six months ended June 30, 2004 compared to $30.3 million for the six months ended June 30, 2003. The reduction was due to poor fire rescue operating performance in Ocala, higher raw material costs, lower refuse production cost absorption and planned increases in Corporate expenses coupled with restructuring charges associated with the Registrant's North American fire rescue business, its refuse truck body business and a European tool business.

Interest expense in the second quarter of 2004 and for the six months ended June 30, 2004 was flat compared to the same periods in the prior year. Other expense in 2004 includes a $2.9 million loss on sale of the Registrant's minority interest in Safety Storage, Inc. ("SSI"), a California-based manufacturer of buildings for off-site storage of hazardous waste materials. The sale of SSI was completed in June 2004. Other expense also includes $1.0 million in charges for the six months ended June 30, 2004 relating to the settlement of three different dealer and distributor relationships or disagreements.

The $4.3 million loss on disposal of discontinued operations for the second quarter of 2004 resulted from the sale of the Registrant's 54% interest in Plastisol Holdings B.V. ("Plastisol"), a manufacturer of glassfiber reinforced polyester fire truck cabs located in the Netherlands. The Registrant closed the transaction in July 2004. The $.3 million loss in the second quarter of 2003 resulted from the sale of the Sign Group. Proceeds from the sale of Plastisol and the Sign Group were used to repay debt.

Orders and Backlog
------------------

Orders rose 10% in the second quarter of 2004 to $317.8 million from $287.6 million in the prior year period. US municipal and governmental orders rose 7% in the second quarter of 2004 due to increased demand for sweepers, sewer cleaners, warning systems and fire apparatus. For the six months ended June 30, 2004, municipal and governmental orders were essentially flat with the prior year period. For the second quarter of 2004, US industrial and commercial orders were up slightly from the prior year period, as increased orders for hazardous area lighting and industrial tooling more than offset lower refuse truck body orders, due in part to a smaller contract with one large industrial customer.

Orders in international markets were $107.9 million for the second quarter of 2004, 24% above the prior year period due to strong export demand, including the impact of a $13.0 million contract to supply fire rescue equipment to Iraq.

Quarter end backlog rose to $404.0 million, up approximately $11.0 million in the quarter and from the prior year. The increase from the first quarter of 2004 was mainly for Fire Rescue and Safety Products.

Restructuring Charges
---------------------

The following table summarizes the Registrant's restructuring charges by segment for the three- and six-month periods ended June 30, 2004 and 2003, respectively (in millions):

                            Three months ended June 30,      Six months ended June 30,
                            ---------------------------      --------------------------
                               2004             2003            2004           2003
                            -----------     -----------      -----------    -----------
Environmental Products      $       4.3                      $       4.3    $        .3
Fire Rescue                         2.6                              2.6
Safety Products                             $       2.1                             2.8
Tool                                 .9              .3               .9             .6
Corporate                            .3                               .3
                            -----------     -----------      -----------    -----------
Total                       $       8.1     $       2.4      $       8.1    $       3.7
                            ===========     ===========      ===========    ===========

In June 2004, the Registrant announced the implementation of the first steps of a broad restructuring initiative. The plan is aimed at enhancing the Registrant's competitive profile and creating a solid foundation for annual revenue growth in the high single digits. The measures include improving the profitability of the refuse truck body, fire rescue and European tooling operations, divesting non-strategic business activities and improving the Registrant's overhead cost structure.

The Registrant has made a tentative decision to close its Leach production facility in Oshkosh, Wisconsin, and consolidate production of rear-loading refuse truck bodies into its facility in Medicine Hat, Alberta. The Registrant is currently in discussions with the United Auto Workers, which represent the Leach employees, and with provincial and local Canadian leadership regarding the terms of the expansion of the Medicine Hat activities. Assuming successful resolution of these negotiations, the Registrant expects to complete the plant closure and transfer production by early 2005. Environmental Products incurred $4.3 million in restructuring charges for the three- and six-month periods ended June 30, 2004, consisting of a $2.8 million impairment charge to adjust the value of certain manufacturing equipment to its net realizable value and a $1.5 million write-off of a tradename valued as an intangible asset. The Registrant expects to incur a total of approximately $11.3 million in restructuring charges to complete the consolidation.

The Registrant will close its 120,000 square foot production facilities in Preble, New York and consolidate US production of fire rescue vehicles into its Ocala, Florida operations. The consolidation is possible because successful lean manufacturing initiatives have reduced manufacturing space requirements through the Fire Rescue Group, and because of progress being made to rationalize and structure the broad array of vehicle offerings. The Registrant expects the consolidation to be completed by the end of 2004; total restructuring costs are estimated at $6.6 million. Fire Rescue incurred $2.6 million in restructuring charges for the three- and six-month periods ended June 30, 2004, comprised of real property and manufacturing equipment impairment.

The Registrant will cease manufacturing tooling products in France and consolidate production into its facility in Portugal, which began operations in 2003. The transfer is part of a broader plan to reduce fixed overhead and shift the manufacturing footprint to lower-cost locations. The consolidation is expected to be completed by the second quarter of 2005 at a total estimated cost of $1.4 million. The Tool Group incurred $.9 million in restructuring costs for the three- and six-month periods ended June 30, 2004, primarily consisting of manufacturing equipment impairment and severance for terminated employees as of June 30, 2004.

The Registrant's Corporate operations incurred $.3 million in restructuring charges for the three and six months ended June 30, 2004, relating to outside services directly attributable to the restructuring plan and incremental to other costs.

In the first quarter of 2003, the Registrant approved a restructuring plan that principally consisted of the closure of two manufacturing facilities to improve operating efficiencies and reduce costs. The Registrant closed a facility in the United Kingdom and reduced headcount at other Safety Products Group operating divisions resulting in restructuring costs of $2.1 million and $2.8 million for the three- and six-month periods ended June 30, 2003, respectively, comprised of equipment impairments and employee termination and benefit costs. The Tool Group incurred $.3 million and $.6 million of restructuring charges for the three- and six-month periods ended June 30, 2003, respectively, principally consisting of severance costs relating to the closure of a manufacturing facility in New York. Environmental Products incurred $.3 million of restructuring charges for the six months ended June 30, 2003.

Environmental Products
----------------------

The following table summarizes the Environmental Products Group's operating results for the three- and six-month periods ended June 30, 2004 and 2003, respectively (dollars in millions):

                            Three months ended June 30,     Six months ended June 30,
                            ----------------------------   ---------------------------
                                2004             2003          2004           2003
                            ------------    ------------   ------------   ------------
Net sales                   $       95.4    $       88.2   $      186.5   $      172.9
Operating income (loss)              (.6)            5.3            2.0            6.9
Operating margin                     (.6)%           6.0%           1.1%           4.0%

Environmental Products sales increased 8% to $95.4 million in the second quarter of 2004 compared to the second quarter of 2003 and 8% to $186.5 million for the six months ended June 30, 2004 compared to the same period in the prior year. The revenue increase reflects higher sales of sweepers and industrial vacuum trucks, while refuse truck body sales were lower due in part to a smaller contract with one large customer.

Operating margin declined to -.6% in the second quarter of 2004 from 6.0% in the second quarter of 2003 and to 1.1% from 4.0% for the six-month periods ended June 30, 2004 and 2003, respectively. The reduction in operating margin includes restructuring charges incurred to consolidate the refuse business amounting to $4.3 million, $4.3 million and $.3 million for the three months ended June 30, 2004 and the six months ended June 30, 2004 and 2003, respectively. The reduction in operating margin also includes the adverse impact of higher raw material costs incurred before a pricing action went into effect, plus higher refuse production costs in part attributable to the stronger Canadian dollar; partly offsetting was the beneficial impact of the higher sales volume and reductions in overhead expenses.

Fire Rescue
-----------

The following table summarizes the Fire Rescue Group's operating results for the three- and six-month periods ended June 30, 2004 and 2003, respectively (dollars in millions):

                             Three months ended June 30,    Six months ended June 30,
                            ----------------------------   ---------------------------
                                2004            2003           2004           2003
                            ------------    ------------   ------------   ------------
Net sales                   $       96.7    $      112.6   $      168.3   $      211.3
Operating income (loss)             (2.1)            5.4           (4.9)           7.5
Operating margin                    (2.1)%           4.8%          (2.9)%          3.6%

Fire Rescue sales declined 14% to $96.7 million in the second quarter of 2004 compared to the second quarter of 2003 and 20% to $168.3 million for the six months ended June 30, 2004 compared to the same period in the prior year. The decline in sales occurred despite a 17% increase in orders, and was due largely to lower production and shipments from the Ocala operations.

Operating margin declined to -2.1% in the second quarter of 2004 from 4.8% in the second quarter of 2003 and to -2.9% from 3.6% for the six-month periods ended June 30, 2004 and 2003, respectively. The operating margin included restructuring costs incurred to consolidate US production of fire rescue vehicles totaling $2.6 million for the three- and six-month periods ended June 30, 2004. The significant reduction in margins was also due to weak production and higher costs at Ocala, where the plant struggled to complete trucks and incurred significant additional expenses. The plant has experienced temporary line stoppages due primarily to parts shortages and incomplete bills of material, which contributed to an increase in inventories during the quarter.

Safety Products
---------------

The following table summarizes the Safety Products Group's operating results for the three- and six-month periods ended June 30, 2004 and 2003, respectively (dollars in millions):

                            Three months ended June 30,     Six months ended June 30,
                            ----------------------------   ---------------------------
                                2004           2003            2004           2003
                            ------------    ------------   ------------   ------------
Net sales                   $       69.4    $       71.1   $      138.7   $      138.3
Operating income (loss)              8.1             7.9           15.8           14.3
Operating margin                    11.6%           11.1%          11.4%          10.4%

Safety Products sales declined 2% to $69.4 million in the second quarter of 2004 compared to the second quarter of 2003 and remained flat for the six months ended June 30, 2004 compared to the same period in the prior year. Despite an overall sales decline in the second quarter, the Safety Products Group experienced an increase in sales across all product lines except parking systems. The decline in parking systems sales reflected weak orders during the first half of the year coupled with the wind-down of the Dallas/Ft. Worth International Airport project.

Group operating margin increased to 11.6% from 11.1% in the second quarter of 2004 and 2003, respectively, and to 11.4% for the six months ended June 30, 2004 from 10.4% for the same period in the prior year. During 2003, the operating margin included restructuring costs to close a facility in the United Kingdom and reduce the group's workforce amounting to $2.1 million and $2.8 million for the three- and six-month periods ended June 30, 2003, respectively. The 2004 operating margins reflect weak parking systems performance. In addition to the adverse impact of low volumes, the business experienced higher warranty-related charges and reserves for bad debt expense in a foreign branch location.

Tool
----

The following table summarizes the Tool Group's operating results for the three- and six-month periods ended June 30, 2004 and 2003, respectively (dollars in millions):

                            Three months ended June 30,     Six months ended June 30,
                            ----------------------------   ---------------------------
                                2004            2003           2004           2003
                            ------------    ------------   ------------   ------------
Net sales                   $       42.6    $       39.1   $       87.2   $       80.5
Operating income (loss)              4.6             4.2           10.3            8.7
Operating margin                    10.9%           10.8%          11.9%          10.8%

Tool sales rose 9% to $42.6 million in the second quarter of 2004 compared to the second quarter of 2003 and 8% to $87.2 million for the six months ended June 30, 2004 compared to the same period in the prior year. Sales rose for all major product lines, in particular for metal cutting tooling. US sales were particularly strong, while sales in Europe declined from the prior year.

Operating margin increased to 10.9% in the second quarter of 2004 from 10.8% in the second quarter of 2003 and to 11.9% from 10.8% for the six months ended June 30, 2004 and 2003, respectively. The operating margin included restructuring costs relating to the consolidation of the French production facility into the Portuguese operations in 2004 and the closure of production facility in New York in 2003. Restructuring costs totaled $.9 million, $.3 million, $.9 million and $.6 million for the three months ended June 30, 2004 and 2003 and the six months ended June 30, 2004 and 2003, respectively. Notwithstanding, margins improved broadly across all major product lines reflecting the higher sales volumes and improved cost structure.

Corporate
---------

Corporate expenses rose, as expected, to $5.0 million for the second quarter of 2004 compared to $3.7 million for the second quarter of 2003 and to $9.3 million from $7.2 million for the six months ended June 30, 2004 and 2003, respectively. The increase reflects higher legal expenses associated with the hearing loss litigation, and the Registrant's decision to aggressively defend against those claims, and higher independent audit and audit staff expense to meet the requirements of Sarbanes-Oxley Section 404.

Seasonality of Registrant's Business
------------------------------------

Certain of the Registrant's businesses are susceptible to the influences of seasonal buying or delivery patterns. The Registrant's businesses which tend to have lower sales in the first calendar quarter compared to other quarters as a result of these influences are street sweeping, outdoor warning, municipal emergency signal products, parking systems and fire rescue products.

Financial Position, Liquidity and Capital Resources
---------------------------------------------------

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

The following table summarizes the Registrant's cash flows for the six months ended June 30, 2004 and 2003, respectively (in millions):

                                               Six months ended June 30,
                                            -----------------------------
                                                2004              2003
                                            ------------     ------------
Operating cash flow                         $       (8.1)    $       47.2
Capital expenditures                               (11.0)            (8.8)
Financial services activities, net                  14.3              (.8)
Borrowing activity, net                              9.1            (25.8)
Sale of business                                                      7.5
Dividends                                           (9.7)           (19.1)
Other                                                1.9              (.5)
                                            ------------     ------------
Decrease in cash and cash equivalents       $       (3.5)    $        (.3)
                                            ============     ============

Operating cash flow totaled -$8.1 million for the quarter, significantly below the prior year largely because of poor operations with the fire rescue and refuse truck businesses and a $27.2 million, or 15%, build-up of inventories, reflecting sluggish truck completions in Ocala and slower deliveries against a large European multi-truck project. Cash flow is expected to rise sharply in the second half of 2004 as production improves and deliveries are completed. Also contributing to the reduction in operating cash flow was $4.1 million in pension contributions in 2004 and cash payments of $.5 million on the settlement and termination of certain derivative instruments in 2004 versus $7.2 million in cash proceeds on terminations in the prior year.

Financial services activities generated $14.3 million in cash flow for the six months ended June 30, 2004 due to the planned wind-down of the taxable portfolio and early loan payoffs.

In April 2003, Standard and Poor's lowered the Registrant's debt rating from A-2 to A-3 making the short-term borrowing in the commercial paper market no longer viable. After drawing on the $300.0 million back-up credit facility to pay off the commercial paper holders, the Registrant replaced it with a new $250.0 million unsecured revolving credit facility maturing in 2006. The facility includes covenants relating to a maximum debt-to-capitalization ratio, minimum net worth and minimum interest coverage ratio. In June 2004, the Registrant renegotiated its revolving credit facility covenants to exclude restructuring and other one-time charges and to reduce the minimum interest coverage ratio from 3.0 to 2.5. At the same time, the size of the facility was reduced to $200.0 million. As of June 30, 2004, the Registrant was in compliance with the financial covenants of its debt agreements.

As of June 30, 2004, the Registrant had $100.0 million of availability under its $200.0 million unsecured revolving credit facility maturing in 2006. Borrowings under this facility bear interest at a variable rate of LIBOR plus a spread of ..93%. The spread is subject to adjustment based on the level of outstanding borrowings.

At June 30, 2004, the Registrant's manufacturing debt was $292.2 million as compared to $262.8 million as of December 31, 2003, primarily a function of the Registrant's negative operating cash flow. Likewise, the debt-to-capitalization ratio increased to 43% as of June 30, 2004 from 40% as of December 31, 2003.

In October 2003, the Registrant announced a 50% reduction in the quarterly dividend from $.20 per share to $.10 per share in order to improve its long-term financial position in view of the further weakening of the U.S. state and municipal markets and the lack of a conclusive rebound in the industrial economy. This decision resulted in the $9.4 million decrease in dividends paid for the first six months of 2004 versus the same period in 2003.

The Registrant's primary working capital as a percent of net sales was 25.0% and 23.3% as of June 30, 2004 and December 31, 2003, respectively. The increase in the ratio was primarily due to the build-up of inventories within the US Fire Rescue production facilities from the aforementioned operational issues.

Contractual Obligations and Commercial Commitments
--------------------------------------------------

The following table presents a summary of the Registrant's contractual obligations (in millions):

                                                 June 30,        December 31,
                                                   2004              2003
                                               ------------      ------------
Long-term debt obligations                     $      373.9      $      380.6
Operating lease obligations                            23.8              27.6
Fair value of interest rate swaps                      11.0               9.4
Fair value of foreign currency contracts               (1.1)             (2.5)
                                               ------------      ------------
                                               $      407.6      $      415.1
                                               ============      ============

The $6.7 million reduction in long-term debt obligations was the result of a $10.0 million payment on a 6.37% fixed-rate private placement obligation in June 2004, partly offset by $3.3 in other borrowings. The funds for the scheduled payment were drawn from the Registrant's revolving credit facility. The $1.6 million increase in the fair value liability of the Registrant's interest rate swaps occurred as a result of market expectations that interest rates will increase in the future. This shift in the implied yield curve unfavorably impacted the Registrant's fixed-to-floating interest rate swaps (fair value contracts). The strengthening of the US dollar against the Euro and Canadian dollar contributed to the $1.4 million decline in the fair value of the foreign currency contracts as well as contract settlements.

Refer to Footnote 15 of the financial statements included in Part I of this Form 10-Q for a discussion of the Registrant's commercial commitments (guarantees).

Critical Accounting Policies and Estimates
------------------------------------------

As of June 30, 2004, there were no material changes to the Registrant's critical accounting policies and estimates disclosed in its Form 10-K for the year ended December 31, 2003.

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

The Registrant manages its exposure to interest rate movements by maintaining a proportionate relationship between fixed-rate debt to total debt within established percentages. The Registrant uses funded fixed-rate borrowings as well as interest rate swap agreements to balance its overall fixed-to-floating interest rate mix. Of the Registrant's debt at June 30, 2004, 39% was used to support financial services assets.

The Registrant also has foreign currency exposures related to buying and selling in currencies other than the local currency in which it operates. The Registrant utilizes foreign currency forward and option contracts to manage risks associated with sales and purchase commitments as well as forecasted transactions denominated in foreign currencies.

The information contained under the caption "Contractual Obligations and Commercial Commitments" included in Item 2 of this Form 10-Q discusses the changes in the Registrant's exposure to market risk during the six months ended June 30, 2004. For additional information, refer to the discussion contained under the caption "Market Risk Management" included in Item 7 of the Registrant's Form 10-K for the year ended December 31, 2003.

ITEM 4. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, the Registrant's management, with the participation of the Registrant's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Registrant's disclosure controls and procedures as of June 30, 2004. Based on that evaluation, the Registrant's Chief Executive Officer and Chief Financial Officer concluded that the Registrant's disclosure controls and procedures were effective as of June 30, 2004. As a matter of practice, the Registrant's management continues to review and document disclosure controls and procedures, including internal controls and procedures for financial reporting. From time to time, the Registrant may make changes aimed at enhancing the effectiveness of the controls and to ensure that the systems evolve with the business. During the quarter ended June 30, 2004, there were no changes in the Registrant's internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

Footnote 12 of the financial statements included in Part I of this Form 10-Q is incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At its Annual Meeting of Shareholders held on April 30, 2004, the stockholders of the Registrant voted on the election of three director nominees to continue in office until 2007. The voting results are set forth below:

     Nominees              Votes for           Votes withheld
-----------------          ----------          --------------
Robert M. Gerrity          41,586,703          1,181,706
Robert S. Hamada           41,742,193          1,026,216
Walden W. O'Dell           41,297,305          1,471,103

Because the Registrant has a staggered board of directors, the term of office of the following directors, who were not up for election at the 2004 annual meeting, continued after the meeting:

To continue in office until 2005:    To continue in office until 2006:
---------------------------------    ---------------------------------
Charles R. Campbell                  James C. Janning
Paul W. Jones                        Robert D. Welding
                                     Joan E. Ryan

The stockholders also voted on the appointment of Ernst & Young LLP as the registered public accounting firm for 2004 as follows:

Votes for          Votes against     Votes abstained
----------         -------------     ---------------
41,703,179         903,318           161,912

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

(b)   Reports on Form 8-K filed during the quarter ended June 30, 2004:

A Current Report on Form 8-K was filed on April 20, 2004, under Items 7 and 9, reporting the Registrant's press release dated April 20, 2004 that disclosed its financial results for the quarter ended March 31, 2004.

A Current Report on Form 8-K was filed on July 1, 2004, under Items 5 and 7, reporting the Registrant's press release dated June 30, 2004 that announced the implementation of the first steps of a broad restructuring initiative. The measures included improving the profitability of the fire rescue, refuse truck body and European tooling businesses, divesting non-strategic business activities, and improving the Registrant's overhead structure.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           Federal Signal Corporation

08/11/04     By:                      /s/ Stephanie K. Kushner
Date            ----------------------------------------------------------------
                Stephanie K. Kushner, Vice President and Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No.                              Description
-----------   -----------------------------------------------------------------
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