Form 10-Q
period 2004-10-02
FEDERAL SIGNAL CORP /DE/
filed 2004-11-10
CIK 277509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(630) 954-2000
(Registrant’s telephone number including area code)

Not applicable
(Former name, former address, and former fiscal year, if changed since last report)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

     Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Title
Common Stock, $1.00 par value	48,127,524 shares outstanding at October 31, 2004

FEDERAL SIGNAL CORPORATION
INDEX TO FORM 10-Q

Part I. Financial Information

Item 1. Financial Statements

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
($ in millions, except per share amounts)	2004	2003	2004	2003
Net sales	$281.0	$287.8	$864.5	$890.8
Costs and expenses:
Cost of sales	(220.2)	(209.8)	(665.3)	(655.3)
Selling, general and administrative	(57.2)	(60.9)	(173.4)	(183.9)
Restructuring charges	(3.0)	(.4)	(11.1)	(4.6)

Operating income	.6	16.7	14.7	47.0
Interest expense	(5.3)	(5.1)	(15.4)	(15.2)
Other income (expense), net	.2	.2	(4.0)	.7

Income (loss) from continuing operations before income taxes	(4.5)	11.8	(4.7)	32.5
Income tax benefit (expense)	1.9	(1.9)	2.0	(6.1)

Income (loss) from continuing operations	(2.6)	9.9	(2.7)	26.4
Loss on disposal of discontinued operations, net of tax benefit (expense) of $(.4), $.4 and $.2, respectively	(1.4)		(5.7)	(.4)

Net income (loss)	$(4.0)	$9.9	$(8.4)	$26.0

COMMON STOCK DATA:
Basic and diluted net income (loss) per share:
Income (loss) from continuing operations	$(.05)	$.21	$(.06)	$.55
Loss on disposal of discontinued operations	(.03)		(.12)	(.01)

Net income (loss)*	$(.08)	$.21	$(.18)	$.54

Weighted average common shares outstanding
Basic	48.1	48.0	48.1	47.9
Diluted	48.2	48.1	48.2	48.0
Cash dividends per share of common stock	$.10	$.20	$.30	$.60

* amounts above may not add due to rounding

See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
($ in millions)	2004	2003	2004	2003
Net income (loss)	$(4.0)	$9.9	$(8.4)	$26.0
Other comprehensive income (loss), net of tax: Foreign currency translation adjustments	1.4	.9	(.7)	7.3
Net derivative gain (loss), cash flow hedges	.4	(.5)	1.0	1.8

Comprehensive income (loss)	$(2.2)	$10.3	$(8.1)	$35.1

See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2004	2003 (a)
($ in millions)	(Unaudited)
ASSETS
Manufacturing activities -
Current assets:
Cash and cash equivalents	$5.3	$10.1
Trade accounts receivable, net of allowances for doubtful accounts	196.1	189.7
Inventories	212.1	176.7
Prepaid expenses	27.2	19.3
Net assets of discontinued operations		8.3

Total current assets	440.7	404.1
Properties and equipment, net	114.0	123.4
Goodwill	362.4	363.0
Other deferred charges and assets	51.0	61.0

Total manufacturing assets	968.1	951.5
Financial services activities - Lease financing receivables, net of allowances for doubtful accounts	198.1	230.1

Total assets	$1,166.2	$1,181.6

LIABILITIES
Manufacturing activities -
Current liabilities:
Short-term borrowings	$93.8	$68.6
Trade accounts payable	83.1	78.3
Customer deposits	26.6	21.2
Accrued liabilities and income taxes	103.4	100.8

Total current liabilities	306.9	268.9
Long-term borrowings	195.7	194.1
Long-term pension and other liabilities	42.1	49.1
Deferred income taxes	46.8	45.6

Total manufacturing liabilities	591.5	557.7

Financial services activities – Borrowings	173.3	201.4
SHAREHOLDERS’ EQUITY
Common stock – par value	48.6	48.4
Capital in excess of par value	94.1	91.9
Retained earnings	294.4	317.4
Treasury stock	(14.5)	(14.8)
Deferred stock awards	(3.4)	(2.3)
Accumulated other comprehensive income (loss)	(17.8)	(18.1)

Total shareholders’ equity	401.4	422.5

Total liabilities and shareholders’ equity	$1,166.2	$1,181.6

See notes to condensed consolidated financial statements.

(a)	The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine months ended
	September 30,
($ in millions)	2004	2003
Operating activities:
Net income (loss)	$(8.4)	$26.0
Loss on disposal of discontinued operations	5.7	.4
Depreciation and amortization	17.1	19.7
Non-cash restructuring charges	7.7	1.9
Loss on minority interest divestiture	2.9
Pension contributions	(4.1)
Working capital changes and other	(19.4)	9.5

Net cash provided by operating activities	1.5	57.5
Investing activities:
Purchases of properties and equipment	(15.3)	(12.5)
Principal extensions under lease financing agreements	(104.9)	(122.8)
Principal collections under lease financing agreements	126.6	121.6
Sale of portion of taxable leasing portfolio	9.6
Proceeds from sale of discontinued operations	2.9	7.5
Other, net	3.5	(1.3)

Net cash provided by (used for) investing activities	22.4	(7.5)
Financing activities:
Decrease in short-term borrowings, net	(3.9)	(68.8)
Proceeds from issuance of long-term borrowings		44.6
Repayment of long-term borrowings	(10.5)
Purchases of treasury stock		(.1)
Cash dividends paid to shareholders	(14.4)	(28.7)
Other, net	.1	.8

Net cash used for financing activities	(28.7)	(52.2)

Decrease in cash and cash equivalents	(4.8)	(2.2)
Cash and cash equivalents at beginning of period	10.1	9.8

Cash and cash equivalents at end of period	$5.3	$7.6

Supplemental disclosures:
Cash paid for interest	$13.9	$13.8
Cash paid for income taxes	4.0	3.3

See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
($ in millions except per share amounts)

1. BASIS OF PRESENTATION

The consolidated condensed financial statements of Federal Signal Corporation and subsidiaries included herein have been prepared by the Registrant, without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Registrant believes that the disclosures are adequate to make the information presented not misleading. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003. Certain reclassifications have been made to conform to current period presentation.

In the opinion of the Registrant, the information contained herein reflects all adjustments necessary to present fairly the Registrant’s financial position, results of operations and cash flows for the interim periods. Such adjustments are of a normal recurring nature. The operating results for the three- and nine-month periods ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year of 2004.

Effective January 1, 2004, the Registrant began reporting its interim quarterly periods on a 13-week basis ending on a Saturday with the fiscal year ending on December 31. Prior to 2004, the Registrant’s interim quarterly periods ended on March 31, June 30, September 30 and December 31 year end. For convenience purposes, the Registrant uses “September 30, 2004” to refer to its financial position as of October 2, 2004 and results of operations for the 13-week and 39-week periods ended October 2, 2004.

2. STOCK-BASED COMPENSATION PLANS

The following table illustrates the effect on net income (loss) and earnings (loss) per share for the three- and nine-month periods ended September 30, 2004 and 2003 if the Registrant had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, to all stock-based employee compensation. For purposes of pro forma disclosure, the estimated fair value of the options using a Black-Scholes option pricing model is amortized to expense over the option’s vesting period.

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Reported net income (loss)	$(4.0)	$9.9	$(8.4)	$26.0
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	.2	.1	.5	.6
Deduct: Total stock-based employee compensation expense determined under the fair-value method for all awards, net of related tax effects	(.5)	(.3)	(1.9)	(1.2)

Pro forma net income (loss)	$(4.3)	$9.7	$(9.8)	$25.4

Basic and diluted net income (loss) per common share:
Reported net income (loss)	$(.08)	$.21	$(.18)	$.54
Pro forma net income (loss)	$(.09)	$.20	$(.20)	$.53

The stock-based employee compensation expense determined under the fair-value method for the nine months ended September 30, 2004 was affected by the retirement and separation agreements relating to two executive officers.

The intent of the Black-Scholes option valuation model is to provide estimates of fair values of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the use of highly subjective assumptions including expected stock price volatility. The Registrant has utilized the Black-Scholes method to calculate the pro forma disclosures required under SFAS No. 123 and 148. In management’s opinion, existing valuation models do not necessarily provide a reliable single measure of the fair value of the Registrant’s employee stock options because the Registrant’s employee stock options have significantly different characteristics from those of traded options and the assumptions used in applying option valuation methodologies, including the Black-Scholes model, are highly subjective.

3. POSTRETIREMENT BENEFITS

The components of the Registrant’s net periodic pension expense for its U.S. benefit plans are summarized as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Service cost	$1.2	$1.0	$3.6	$3.0
Interest cost	2.0	1.8	5.8	5.3
Expected return on plan assets	(2.0)	(2.0)	(6.0)	(5.9)
Amortization of transition amount	(.1)	(.1)	(.2)	(.2)
Other	.4	.3	1.2	.8

Net periodic pension expense	$1.5	$1.0	$4.4	$3.0

The Registrant contributed $3.4 million to its U.S. benefit plans and $.7 million to its non-U.S. benefit plans during the nine months ended September 30, 2004. The Registrant does not anticipate funding any significant regular contributions in the fourth quarter of 2004.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) became law. The Act introduced a prescription drug benefit under Medicare and a federal subsidy to sponsors of certain retiree health care benefit plans. The Act did not and will not have a material impact on the Registrant’s accumulated postretirement obligations, results of operations or cash flows.

4. INVENTORIES

Inventories are summarized as follows:

	September 30,	December 31,
	2004	2003
Raw materials	$72.9	$64.3
Work in progress	78.7	61.8
Finished goods	60.5	50.6

Total inventories	$212.1	$176.7

5. PROPERTIES AND EQUIPMENT

Properties and equipment are summarized as follows:

	September 30,	December 31,
	2004	2003
Land and improvements	$9.4	$9.9
Buildings and improvements	61.4	58.9
Machinery and equipment	242.6	241.2
Accumulated depreciation	(199.4)	(186.6)

Total properties and equipment	$114.0	$123.4

6. DEBT

Short-term borrowings are summarized as follows:

	September 30,	December 31,
	2004	2003
Revolving credit facility	$78.0	$75.0
Notes payable	7.0	4.7
Current maturities of long-term debt	32.1	25.2

Total short-term borrowings	$117.1	$104.9

Of the above amounts, $23.3 million and $36.3 million were classified as financial services activities borrowings at September 30, 2004 and December 31, 2003, respectively.

In April 2003, Standard and Poor’s downgraded the Registrant’s debt rating from A-2 to A-3; as a result, the Registrant drew necessary funds on its $300 million unsecured revolving bank facility. In June 2003, the Registrant entered into a $250 million unsecured revolving credit facility maturing in 2006 with a syndicate of banks. The facility replaced the existing $300 million credit facility. At December 31, 2003, $75.0 million was outstanding under this agreement bearing interest at a variable rate of LIBOR plus .83%. The facility includes covenants relating to a maximum debt-to-capitalization ratio, minimum net worth and minimum interest coverage ratio.

In June 2004, the Registrant renegotiated its revolving credit facility covenants to exclude restructuring and other one-time charges, to reduce the minimum interest coverage ratio from 3.0 to 2.5 and to voluntarily reduce the size of the credit facility to $200 million. Prior to the end of the third quarter, the Registrant obtained an adjustment of the coverage ratio from 2.5 to 2.0 at September 30, 2004. The Registrant was in compliance with all of these covenants, as adjusted, as of September 30, 2004. As of September 30, 2004, $78.0 million was outstanding under this facility bearing interest at a variable rate of LIBOR plus .93%.

Weighted average interest rates on short-term borrowings were 2.71% and 2.17% at September 30, 2004 and December 31, 2003, respectively.

Long-term borrowings are summarized as follows:

	September 30,	December 31,
	2004	2003
Private placement – fixed rate	$320.0	$330.0
Private placement – floating rate	50.0	50.0
Other	4.0	.6

Total contractual debt obligations	374.0	380.6
Fair value of interest rate swaps	(5.5)	(7.9)
Unamortized balance of terminated fair value interest rate swaps	9.3	11.6

Total long-term borrowings, including current portion	377.8	384.3
Less current maturities	(32.1)	(25.2)

Total long-term borrowings	$345.7	$359.1

Of the above amounts, $150.0 million and $165.0 million were classified as financial services activities borrowings at September 30, 2004 and December 31, 2003, respectively.

The fixed rate private placement borrowings bear interest at rates ranging from 4.93% to 7.99% and mature between 2004 and 2013.

In June 2003, the Registrant entered into a $50.0 million private placement agreement to reduce reliance on short-

term debt. The agreement bears interest at a variable rate of LIBOR plus 1.04% (3.02% and 2.21% as of September 30, 2004 and December 31, 2003, respectively) with $20.0 million maturing in 2008, $20.0 million in 2010 and $10.0 million in 2013.

For each of the above long-term notes, significant covenants consist of a maximum debt-to-capitalization ratio and minimum net worth. At September 30, 2004, all of the Registrant’s retained earnings were free of any restrictions and the Registrant was in compliance with the financial covenants of its debt agreements.

7. GOODWILL

Changes in the carrying amount of goodwill for the nine months ended September 30, 2004, by operating segment, were as follows:

	Environmental	Fire	Safety
	Products	Rescue	Products	Tool	Total
Goodwill balance January 1, 2004	$139.9	$37.8	$102.4	$82.9	$363.0
Translation	(.1)	(.7)	.3	(.1)	(.6)

Goodwill balance September 30, 2004	$139.8	$37.1	$102.7	$82.8	$362.4

8. OTHER INTANGIBLE ASSETS

The components of the Registrant’s other intangible assets as of September 30, 2004 were as follows:

	Weighted-
	average useful	Gross carrying	Accumulated	Net carrying
	life	value	amortization	value
	(Years)
Amortizable:
Developed software	6	$13.1	$(4.4)	$8.7
Patents	5-10	2.6	(.9)	1.7
Customer relationships	20	1.9	(.2)	1.7
Distribution network	40	1.3	(.1)	1.2
Non-amortizable tradenames		1.0		1.0

Total		$19.9	$(5.6)	$14.3

Amortization of intangibles for the nine months ended September 30, 2004 totaled $1.0 million. The estimated aggregate amortization of intangibles for the next five years and thereafter is as follows: $.3 million in 2004 (remaining three months), $2.2 million in 2005, $2.1 million in 2006, $1.7 million in 2007, $1.7 million in 2008, $1.3 million in 2009 and $4.0 million thereafter.

During the nine months ended September 30, 2004, the Registrant recorded a $1.5 million impairment charge to write off a tradename that will no longer be used after the consolidation of the refuse businesses in conjunction with the restructuring plan announced in June 2004.

Other intangible assets are included in the condensed consolidated balance sheets within “Other deferred charges and assets.”

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

The Registrant designates foreign currency forward exchange contracts as fair value hedges to protect against the variability in exchange rates on short-term intercompany borrowings and firm commitments denominated in foreign currencies maturing in 2004. The Registrant also manages the volatility of cash flows caused by fluctuations in currency rates by entering into foreign exchange forward and option contracts. These derivative instruments hedge portions of the Registrant’s anticipated third party purchases and intercompany sales denominated in foreign currencies maturing between 2004 and 2006.

The following table summarizes the Registrant’s derivative instruments:

	September 30, 2004		December 31, 2003
	Notional	Fair	Notional	Fair
	amount	value	amount	value
Interest rate contracts:
Fair value swaps	$220.0	$(5.5)	$285.0	$(7.9)
Cash flow swaps	95.0		115.0	(1.5)

Total interest rate contracts	$315.0	$(5.5)	$400.0	$(9.4)

Foreign currency contracts:
Fair value forwards	$15.3	$.1	$22.0	$.3
Cash flow forwards	22.8	1.8	37.5	2.2
Options	4.2	.1

Total foreign currency contracts	$42.3	$2.0	$59.5	$2.5

The Registrant expects $1.0 million of pre-tax net gains that are reported in accumulated other comprehensive income as of September 30, 2004 to be reclassified into earnings during the next twelve months.

The Registrant terminated various interest rate swaps associated with its debt portfolio in response to movements in the interest rate market. These transactions resulted in cash payments of $.5 million during the nine months ended September 30, 2004 and cash receipts of $7.2 million during the nine months ended September 30, 2003. The cash impact is included in the condensed consolidated statements of cash flows within “Working capital changes and other.”

10. RESTRUCTURING CHARGES AND ASSET DISPOSITIONS

Restructuring charges

In 2004, the Registrant announced the implementation of a number of initiatives including restructuring of certain of its operations and the dispositions of certain assets. The 2004 restructuring initiatives focused on plant consolidations and product rationalization in order to streamline the Registrant’s operations; the actions taken are aimed at improving the profitability of the fire rescue, refuse truck body and European tooling businesses as well as improving the Registrant’s overhead cost structure. The asset dispositions consisted of asset sales of certain operations the Registrant considers no longer integral to the long-term strategy of its business. In 2003, the Registrant also effected two plant consolidations to reduce costs of the Registrant’s industrial warning and communications business and US tooling business.

The following tables summarize the restructuring actions taken during 2004 and 2003, the pre-tax charges to expense for the three- and nine-month periods ended September 30 and the total charges estimated to be incurred (actual charges for 2003 initiatives).

2004

		Pre-tax restructuring charges
		Period ended		Estimate of
		September 30, 2004		total (1)
Group	Initiative	3-months	9-months
Environmental Products	Closure of the refuse truck production facility in Oshkosh, Wisconsin, and consolidation of production into its facility in Medicine Hat, Alberta; completion expected in first quarter of 2005	$2.3	$6.5	$11.6
Fire Rescue	Closure of the production facilities located in Preble, New York and consolidation of U.S. production of fire rescue vehicles into the Ocala, Florida operations; completion expected during fourth quarter of 2004	.4	3.0	6.6
Tool	Ceasing the manufacture of tooling products in France and consolidation of production into its Portugal facility; completion expected by the second quarter of 2005	.3	1.2	1.4
Corporate	Planning and organizing restructuring activities		.4	.4

		$3.0	$11.1	$20.0

(1) includes charges incurred through September 30, 2004; some amounts are expected to be incurred in the fourth quarter of 2004 and the first quarter of 2005

2003

		Pre-tax restructuring charges
		Period ended
		September 30, 2003		Total (1)
Group	Initiative	3-months	9-months
Environmental Products	Ceasing production and sale of certain sweeper products and components and reduction in workforce		$.6	$.6
Safety Products	Closure of a facility in the United Kingdom and reduction of its workforce at two other plants	$.2	3.1	3.3
Tool	Ceasing the manufacture of tooling products in New York facility and consolidation of production into an Ohio facility	.2	.9	.9

		$.4	$4.6	$4.8

(1)	total charges incurred for the year ended December 31, 2003; initiatives were completed prior to year-end 2003

The following presents an analysis of the restructuring reserves for the three- and nine-month periods ended September 30, 2004:

		Asset
	Severance	impairment	Other	Total
3-month period
Balance as of June 30, 2004			$.1	$.1
Charges to expense	$2.4	$.2	.4	3.0
Cash payments	(.2)		(.3)	(.5)
Non-cash activity	.1	(.2)		(.1)

Balance as of September 30, 2004	$2.3	$—	$.2	$2.5

9-month period
Charges to expense	$2.6	$7.7	$.8	$11.1
Cash payments	(.3)		(.6)	(.9)
Non-cash activity		(7.7)		(7.7)

Balance as of September 30, 2004	$2.3	$—	$.2	$2.5

Severance charges consist of termination and benefit costs for direct manufacturing employees involuntarily terminated prior to September 30, 2004. The costs of retention bonuses for employees not severed as of September 30, 2004 are recognized ratably over the future service period. Asset impairment charges include $6.2 million of net realizable value adjustments on real property and manufacturing equipment and the write-off of an intangible asset valued at $1.5 million relating to a tradename that will no longer be used after the consolidation of the refuse businesses.

The following presents an analysis of the restructuring reserves for the three- and nine-month periods ended September 30, 2003:

		Asset
	Severance	impairment	Other	Total
3-month period
Balance as of June 30, 2003	$.1		$.1	$.2
Charges to expense	.3		.1	.4
Cash payments	(.4)			(.4)
Non-cash activity	—		—	—

Balance as of September 30, 2003	$—		$.2	$.2

9-month period
Charges to expense	$2.0	$1.9	$.7	$4.6
Cash payments	(2.0)		(.5)	(2.5)
Non-cash activity		(1.9)		(1.9)

Balance as of September 30, 2003	$—	$—	$.2	$.2

Severance charges consist of costs to terminate employees and the ratable recognition of retention bonuses for employees providing service until their termination date. Asset impairment charges consist of net realizable value adjustments to manufacturing equipment located in the United Kingdom.

Asset dispositions

The Registrant completed three asset dispositions during the first nine months of 2004. First, the Registrant sold its 30% minority share in Safety Storage, Inc. (“SSI”) to the majority shareholder in June 2004 for a nominal amount and, in connection therewith, recorded a $2.9 million loss in the second quarter of 2004. Under the terms of the transaction, the Registrant was released from any future liability arising from a judgment awarded to a third party creditor of SSI. The non-operating loss is included in other expense for the nine-month period ended September 30, 2004.

The Registrant also divested a modest amount of operating assets located at a manufacturing facility in Kelowna, British Columbia in July 2004. The net assets, primarily consisting of inventories and manufacturing equipment and property, were sold by the Registrant for approximately net book value. Finally, the Registrant sold approximately $9.6 million of lease financing assets to an independent party. The financing assets represented amounts due from industrial customers of the Registrant; the Registrant had earlier indicated that it would no longer extend financing to industrial customers. The Registrant received cash for the sale for an amount approximating its net book value at the time of sale. Proceeds from these sales were used to pay down debt.

11. DISCONTINUED OPERATIONS

In conjunction with the strategic restructuring initiatives announced in June 2004, the Registrant determined that its 54% majority ownership interest in Plastisol Holdings B.V. (“Plastisol”) was no longer a strategic investment and signed a definitive agreement to sell its interest to the minority partner. The Registrant acquired the ownership interest in 2001. Plastisol manufactures glassfiber reinforced polyester fire truck cabs and bodies mainly for the European and Asian markets. The Registrant closed the transaction in early July 2004 for $2.5 million in cash and a $.4 million note receivable. The Registrant recorded a $.8 million loss and a $5.2 million loss on sale of discontinued operations for the three and nine months ended September 30, 2004, respectively. The nine-month loss consists of a $4.4 million write-down of Plastisol’s carrying amount to fair value in the second quarter of 2004 and an additional $.8 million charge in the three months ended September 30, 2004 reflecting a reduced tax benefit on sale due to a change in tax law. Plastisol’s revenues totaled $7.7 million during the six months ended June 30, 2004. No sales were reported in the third quarter of 2004 due to the disposition of the business. Plastisol’s revenues were $8.9 million during the nine-month period ended September 30, 2003. The sales proceeds were used to repay debt.

In April 2003, the Registrant completed the sale of the Sign Group to a third party for cash of $7.5 million and a $4.0 million note receivable resulting in a $.4 million loss on disposal of discontinued operations for the nine months ended September 30, 2003. The Registrant incurred an additional $.6 million loss during the three months ended September 30, 2004, reflecting the resolution of a contingent liability. The Sign Group manufactured illuminated, nonilluminated and electronic advertising sign displays primarily for commercial and industrial markets and contracted to provide maintenance services for the signs it manufactured as well as signs manufactured by others. Sign Group revenues for the four months ended April 30, 2003, the date of disposal, were $12.8 million. The Registrant retained certain assets and liabilities in conjunction with the sale. Proceeds were used to pay down debt.

12. LEGAL PROCEEDINGS

The Registrant has been sued by firefighters in Chicago seeking damages and claiming that exposure to the Registrant’s sirens has impaired their hearing and that the sirens are therefore defective. There were 33 cases filed during the period 1999-2004, involving a total of 2,394 plaintiffs pending in the Circuit Court of Cook County, Illinois. Also during 2003, an additional lawsuit was filed in Williamson County, Illinois against the Registrant and 15 other unrelated co-defendants seeking class certification for plaintiffs claiming damages to their hearing allegedly as a result of exposure to the Registrant’s sirens and design defects in the unrelated co-defendant’s fire trucks; this class certification lawsuit was dismissed in the second quarter of 2004 for failure to prosecute. The plaintiffs’ attorneys have threatened to bring more suits if the Registrant does not settle these cases. The Registrant believes that these product liability suits have no merit and that sirens are necessary in emergency situations and save lives. The discovery phase of the litigation began in 2004; the Registrant intends to aggressively defend these matters. The Registrant successfully defended 41 similar cases in Philadelphia in 1999 after a series of unanimous jury verdicts in favor of the Registrant.

The Registrant is subject to various other claims, pending and possible legal actions for product liability and other damages and matters arising out of the conduct of the Registrant’s business. The Registrant believes, based on current knowledge and after consultation with counsel, that the outcome of such claims and actions will not have a material adverse effect on the Registrant’s consolidated financial position or results of operations. However, in the event of unexpected future developments, it is possible that the ultimate resolution of such matters, if unfavorable, could have a material adverse effect on the Registrant’s results of operations.

13. NET INCOME PER SHARE

The following table summarizes the information used in computing basic and diluted income per share:

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Numerators for both basic and diluted income per share computations:
Income (loss) from continuing operations	$(2.6)	$9.9	$(2.7)	$26.4
Loss on disposal of discontinued operations, net of tax	(1.4)		(5.7)	(.4)

Net income (loss)	$(4.0)	$9.9	$(8.4)	$26.0

Denominator for basic income per share – weighted average shares outstanding	48.1	48.0	48.1	47.9
Effect of employee stock options (dilutive potential common shares)	.1	.1	.1	.1

Denominator for diluted income per share – adjusted shares	48.2	48.1	48.2	48.0

14. SEGMENT INFORMATION

The following table summarizes the Registrant’s operations by segment for the three- and nine-month periods ended September 30, 2004 and 2003:

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Net sales
Environmental Products	$86.4	$88.0	$272.9	$261.0
Fire Rescue	80.7	91.7	251.8	303.0
Safety Products	73.4	69.7	212.0	208.0
Tool	40.5	38.4	127.8	118.8

Total net sales	$281.0	$287.8	$864.5	$890.8

Operating income (loss)
Environmental Products	$(2.6)	$5.3	$(.5)	$12.2
Fire Rescue	(4.9)	1.2	(9.7)	8.7
Safety Products	10.2	9.6	26.1	24.0
Tool	3.1	3.5	13.4	12.2
Corporate expense	(5.2)	(2.9)	(14.6)	(10.1)

Total operating income	.6	16.7	14.7	47.0
Interest expense	(5.3)	(5.1)	(15.4)	(15.2)
Other income (expense)	.2	.2	(4.0)	.7

Income (loss) from continuing operations before income taxes	$(4.5)	$11.8	$(4.7)	$32.5

There have been no material changes in total assets from the amount disclosed in the Registrant’s last annual report.

15. COMMITMENTS AND GUARANTEES

The Registrant issues product performance warranties to customers with the sale of its products. The specific terms and conditions of these warranties vary depending upon the product sold and country in which the Registrant conducts business with warranty periods generally ranging from six months to five years. The Registrant estimates the costs that may be incurred under its basic limited warranty and records a liability in the amount of such costs at the time the sale of the related product is recognized. Factors that affect the Registrant’s warranty liability include the number of units under warranty from time to time, historical and anticipated rates of warranty claims and costs per claim. The Registrant periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

Changes in the Registrant’s warranty liabilities for the three- and nine-month periods ended September 30, 2004 and 2003 were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Balance beginning of period	$12.2	$10.5	$12.8	$13.6
Provisions to expense	5.4	3.5	12.8	10.2
Actual costs incurred	(5.4)	(6.6)	(13.4)	(16.4)
Business acquisitions		4.7		4.7

Balance at September 30	$12.2	$12.1	$12.2	$12.1

The Registrant guarantees the debt of a third-party dealer that sells the Registrant’s vehicles. The notional amounts of the guaranteed debt as of September 30, 2004 totaled $.7 million. No losses have been incurred as of September 30, 2004.

The Registrant also provides residual value guarantees on vehicles sold to certain customers. Proceeds received in excess of the fair value of the guarantee are deferred and amortized into income ratably over the life of the guarantee. The Registrant recorded these transactions as operating leases and recognized liabilities equal to the fair value of the guarantees. The notional amounts of the residual value guarantees totaled $3.4 million as of September 30, 2004. No losses have been incurred as of September 30, 2004. The guarantees expire between 2006 and 2010.

During the three months ended September 30, 2004, the Registrant sold approximately $9.2 million of lease financing receivables from industrial customers. As a condition of the sale, the Registrant made certain guarantees to the buyer regarding the collection of the receivables and accordingly estimated and recorded a reserve in the amount of $.4 million at the time of sale.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     ($ in millions except per share amounts)

Federal Signal Corporation (the “Registrant”) manufactures a broad range of products, including: municipal and industrial cleaning vehicles and equipment; fire rescue vehicles; safety, signaling and communication equipment and tooling products. Due to technology, marketing, distribution and product application synergies, the Registrant’s business units are organized and managed in four operating segments: Environmental Products, Fire Rescue, Safety Products and Tool. The Registrant also provides customer and dealer financing to support the sale of vehicles.

This Form 10-Q, reports filed by the Registrant with the Securities and Exchange Commission (“SEC”) and comments made by management contain the words such as “may,” “will,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “project,” “estimate” and “objective” or the negative thereof or similar terminology concerning the Registrant’s future financial performance, business strategy, plans, goals and objectives. These expressions are intended to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include information concerning the Registrant’s possible or assumed future performance or results of operations and are not guarantees. While these statements are based on assumptions and judgments that management has made in light of industry experience as well as perceptions of historical trends, current conditions, expected future developments and other factors believed to be appropriate under the circumstances, they are subject to risks, uncertainties and other factors that may cause the Registrant’s actual results, performance or achievements to be materially different.

These risks and uncertainties, some of which are beyond the Registrant’s control, include the cyclical nature of the Registrant’s industrial and municipal markets, technological advances by competitors, the Registrant’s ability to improve its operating performance in its fire rescue and refuse body plants, risks associated with the execution of planned plant closures, increased warranty and product liability expenses, risks associated with supplier and other partner alliances, changes in cost competitiveness including these resulting from foreign currency movements, disruptions in the supply of parts or components from sole source suppliers and subcontractors, retention of key employees and general changes in the competitive environment.

Consolidated Results of Operations

Net sales declined 2% to $281 million in the third quarter of 2004 from $288 million in the same quarter of 2003. Net sales for the first nine months declined 3% to $865 million from $891 million for the same period last year. The declines were principally a result of lower Fire Rescue Group sales, lower refuse truck volumes and lower parking systems sales. Partly offsetting were increased street sweeper sales, tooling products and a broad spectrum of safety products.

Operating income declined to $.6 million in the third quarter of 2004 compared to $16.7 million in the same quarter of 2003. For the first nine months, operating income totaled $14.7 million, down from the $47.0 million reported in the nine months ended September 30, 2003. Operating income for each of these periods included the effects of restructuring charges incurred in 2004 and 2003 as follows (pre-tax):

Three months ended		Nine months ended
September 30,		September 30,
2004	2003	2004	2003
$3.0	$.4	$11.1	$4.6

In addition to the adverse effect of increased restructuring charges, the reduction in operating income in the third quarter was due to weaker performances by the Fire Rescue Group’s Ocala plant and the Environmental Products Group’s refuse truck body business. Corporate expenses also increased largely due to expenses for newly centralized functions as well as expenses associated with meeting the requirements of Sarbanes-Oxley Section 404. For the first nine months, operating income suffered due in large part to the increased restructuring charges as well as to much weaker financial results for the Fire Rescue Group and the refuse truck body business.

Interest expense in the three- and nine-month periods ended September 30, 2004 was essentially flat with the prior year. Other expense for the first nine months of 2004 included a $2.9 million loss on the sale of the Registrant’s minority interest in Safety Storage, Inc. (“SSI”), a California-based manufacturer of buildings for off-site storage of hazardous waste materials. The sale of SSI was completed in June 2004. Other expense for the first nine months of 2004 also included $1.0 million in charges relating to the settlement of three different dealer and distributor relationships or disagreements.

During the third quarter of 2004, the Registrant incurred $1.4 million in after-tax charges relating to two businesses disposed of in prior periods. This amount included a $.8 million charge resulting from a reduction in a tax benefit recognized on the sale of the Registrant’s 54% interest in Plastisol Holdings B.V. (“Plastisol”), a manufacturer of glassfiber reinforced polyester fire truck cabs located in the Netherlands. The Registrant recorded a $4.4 million loss on its disposal of Plastisol in the second quarter of 2004 reflecting the estimated loss resulting from its decision to sell its interest to the minority shareholder. The Registrant closed the transaction in July 2004. The remaining $.6 million charge recorded in the third quarter reflected the resolution of a contingent liability on the divestiture of the Sign Group in 2003. The $.4 million loss in the first nine months of 2003 resulted from the sale of the Sign Group. Proceeds from the sales of Plastisol and the Sign Group were used to repay debt.

The effective tax rates for the three- and nine-month periods ended September 30, 2004 were -42.2% and -42.6%; these rates compare to 16.1% and 18.8%, respectively, in the prior year. The 2004 rates reflect the pre-tax losses from continuing operations coupled with the effects of the Registrant’s tax-exempt interest revenues and the marginal effect of the restructuring charges recognized in the 2004 periods. The 2003 rate benefited from the tax effect of a facility shutdown in the United Kingdom.

Orders and Backlog

In the third quarter, orders rose to $321 million, up 22% from the $264 million in the prior year period. US municipal and governmental orders declined 1% in the third quarter of 2004; increased orders for environmental products and warning systems substantially offset a weak quarter for fire apparatus orders. For the nine months ended September 30, 2004, municipal and governmental orders were essentially flat with the prior year period. For the third quarter of 2004, US industrial and commercial orders were up sharply from the prior year due to the Registrant’s Safety Products Group receiving a $47 million contract for installing and maintaining integrated parking and revenue control systems for the New York/New Jersey Port Authority airports. Excluding this order, demand was comparable to the prior year, with strength in tooling and safety products essentially offset by lower industrial refuse truck body orders.

Orders in international markets were $79 million for the third quarter of 2004, 14% above the prior year period due to strong export demand, including multiple orders for environmental products in the Middle East.

Backlog at September 30, 2004 rose to $443 million, 25% above a year ago; Environmental Products, Fire Rescue and Safety Products all showed significant increases.

Restructuring Charges

In June 2004, the Registrant announced the implementation of the first steps of a broad restructuring initiative. The plan is aimed at enhancing the Registrant’s competitive profile and creating a solid foundation for annual revenue growth in the high single digits. The measures include improving the profitability of the refuse truck body, fire rescue and European tooling operations, divesting non-strategic business activities and improving the Registrant’s overhead cost structure.

During the third quarter, the Registrant finalized a decision to close its Leach production facility in Oshkosh, Wisconsin, and consolidate production of rear-loading refuse truck bodies into its facility in Medicine Hat, Alberta. The Registrant expects to complete the plant closure and transfer production by early 2005. The Environmental Products Group incurred $2.3 million and $6.5 million in restructuring charges for the three- and nine-month periods ended September 30, 2004, respectively. The nine-month total consisted of a $2.9 million impairment charge to adjust the value of certain manufacturing equipment to its net realizable value, a $1.5 million write-off of a tradename valued as an intangible asset, $1.8 million relating to employee severance and related costs and $.3 million of other costs. The Registrant expects to incur a total of approximately $11.6 million in restructuring charges to complete its restructuring plan for the group.

The Registrant is proceeding to close its 120,000 square foot production facilities in Preble, New York and consolidate US production of fire rescue vehicles into its Ocala, Florida operations. The consolidation is possible because successful lean manufacturing initiatives have reduced manufacturing space requirements through the Fire Rescue Group, and because of progress being made to rationalize and structure the broad array of vehicle offerings. The Registrant expects the consolidation to be completed by the end of 2004; total restructuring costs are estimated at $6.6 million. The Fire Rescue Group incurred $.4 million and $3.0 million in restructuring charges for the three- and nine-month periods ended September 30, 2004, respectively. The nine-month total consisted of $2.5 million in real property and manufacturing equipment impairment and $.3 million in employee severance and related costs and $.2 million of other costs.

The Registrant is also proceeding to cease the manufacture of tooling products in France and to consolidate production into its Portugal facility, which began operations in 2003. The transfer is part of a broader plan to reduce fixed overhead and shift the manufacturing footprint to lower-cost locations. The Registrant expects to complete the consolidation by the second quarter of 2005 at a total estimated cost of $1.4 million. The Tool Group incurred $.3 million and $1.2 million in restructuring costs for the three- and nine-month periods ended September 30, 2004, respectively, with the latter amount primarily consisting of manufacturing equipment impairment of $.7 million and severance for terminated employees of $.5 million.

The Registrant’s Corporate operations incurred $.4 million in restructuring charges for the first nine months of 2004, these costs related to outside services directly attributable to the restructuring plan. Most of these costs were incurred during the second quarter of 2004.

In the first quarter of 2003, the Registrant approved a restructuring plan that principally consisted of the closure of two manufacturing facilities to improve operating efficiencies and reduce costs. The Registrant closed a facility in the United Kingdom and reduced headcount at other Safety Products Group businesses resulting in restructuring costs of $.2 million and $3.1 million for the three- and nine-month periods ended September 30, 2003, respectively, principally consisting of equipment impairments and employee termination and benefit costs. The Tool Group incurred $.2 million and $.9 million of restructuring charges for the three- and nine-month periods ended September 30, 2003, respectively, principally consisting of severance costs relating to the closure of a manufacturing facility in New York. Environmental Products incurred $.6 million of restructuring charges for the nine months ended September 30, 2003 relating to ceasing production of certain sweeper products and reduction in personnel.

Environmental Products

The following table summarizes the Environmental Products Group’s operating results for the three- and nine-month periods ended September 30, 2004 and 2003, respectively:

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Net sales	$86.4	$88.0	$272.9	$261.0
Operating income (loss)	(2.6)	5.3	(.5)	12.2
Operating margin	(3.0)%	6.0%	(.2)%	4.7%

In the third quarter, Environmental Products’ net sales declined 2% to $86 million from the $88 million last year. Refuse truck body sales fell 24% from the prior year period, due to lower sales to one large industrial customer. Partially offsetting were increased sales of municipal sewer cleaners and waterblasting products. US sweeper sales were flat compared to last year, while non-US sales were slightly lower. For the first nine months, net sales increased 5% to $273 million over the prior year period. A decline in refuse truck body sales was more than offset by broad increases in the remainder of the group.

Operating margin declined to -3.0% in the third quarter of 2004 from 6.0% in the third quarter of 2003 and to -.2% from 4.7% for the nine-month periods ended September 30, 2004 and 2003, respectively. The reduction in operating margin includes restructuring charges incurred to consolidate the refuse truck body business amounting to $2.3 million and $6.5 million for the three- and nine-month periods ended September 30, 2004, respectively. The remainder of the reduction in operating margin in the third quarter was due to four factors affecting the refuse truck body business: lower production volumes, higher raw material costs, increased warranty expenses and the adverse effect of a stronger Canadian dollar on Canadian production costs and overhead. Partly offsetting were higher volumes and margins for sewer cleaners and waterblasting products. For the first nine months of 2004, the group’s margins declined due to the increased restructuring charges and a poorer performance in refuse truck bodies caused by essentially the same factors as in the third quarter. All of the group’s other businesses achieved sales and earnings improvements in the first nine months of 2004.

Fire Rescue
The following table summarizes the Fire Rescue Group’s operating results for the three- and nine-month periods ended September 30, 2004 and 2003, respectively:

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Net sales	$80.7	$91.7	$251.8	$303.0
Operating income (loss)	(4.9)	1.2	(9.7)	8.7
Operating margin	(6.1)%	1.3%	(3.9)%	2.9%

Fire Rescue net sales declined 12% to $81 million in the third quarter of 2004 from the prior year; net sales declined 17% for the first nine months. The third quarter sales decline was primarily attributable to lower sales by the group’s Finnish-based operation, which shipped a large multi-unit order to Brazil in the third quarter of 2003. Sales for the first nine months were lower principally due to the decline in sales during the first half of 2004 in the group’s Ocala, Florida operations and the fall-off in the third quarter mentioned earlier in Finland. The first half results for the Ocala operations reflected lower production levels caused by parts shortages and incomplete bills of material.

Operating margin declined to -6.1% in the third quarter of 2004 from 1.3% in the third quarter of 2003 and to -3.9% from 2.9% for the nine-month periods ended September 30, 2004 and 2003, respectively. The group’s operating income and margins were adversely affected by restructuring costs incurred to consolidate US production of fire rescue vehicles totaling $.4 million and $3.0 million for the three- and nine-month periods ended September 30, 2004, respectively. In the third quarter, margins were also adversely impacted by lost production and inefficiencies caused by plant closures relating to three hurricanes affecting the Ocala area. In addition, the group saw material costs increase over the prior year and also recorded a charge to cover additional costs expected to complete a large multi-unit order where modifications became necessary to meet product specifications. The cost of these modifications is the result of a design flaw in a component provided by third-party suppliers. The Registrant may bear additional costs prior to mid-2005, when all units will have been delivered. The Registrant expects to recover the additional cost from the suppliers upon completion of the contract. For the first nine months, the significant reduction in margins reflected weak production levels and the effects of inefficiencies and increased costs caused by parts shortages and incomplete bills of material as well as the factors mentioned above affecting the third quarter results.

Safety Products

The following table summarizes the Safety Products Group’s operating results for the three- and nine-month periods ended September 30, 2004 and 2003, respectively:

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Net sales	$73.4	$69.7	$212.0	$208.0
Operating income	10.2	9.6	26.1	24.0
Operating margin	13.9%	13.8%	12.3%	11.5%

Safety Products sales increased 5% to $73 million in the third quarter of 2004 compared to the same period of 2003 and increased 2% to $212 million for the nine months ended September 30, 2004 compared to the same period of 2003. In the third quarter, sales for industrial safety products rose consistent with the strengthening market, including higher sales of hazardous lighting and safety containers. Police product sales were flat, with increases in

US demand essentially offset by weaker European markets. For the first nine months of 2004, sales of industrial and commercial products were generally higher with the notable exception of parking systems and controls, which were well lower, reflecting weak parking orders during the first half of 2004 and the wind-down of the Dallas/Ft. Worth airport parking project. Sales of emergency lights and sirens for the first nine months were slightly ahead of last year.

Group operating margin increased to 13.9% in the third quarter of 2004 from 13.8% in 2003 and to 12.3% for the nine months ended September 30, 2004 from 11.5% for the same period in the prior year. Operating income and margin improved in the third quarter primarily due to the higher sales volume. During the first nine months of 2003, the group’s operating income and margin was adversely affected by restructuring costs to close a facility in the United Kingdom and reduce the group’s workforce amounting to $3.1 million. Results for the first nine months primarily reflect improved performances by the group’s industrial and commercial product lines partially offset by much weaker performance by the parking systems operations.

Tool

The following table summarizes the Tool Group’s operating results for the three- and nine-month periods ended September 30, 2004 and 2003, respectively:

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Net sales	$40.5	$38.4	$127.8	$118.8
Operating income	3.1	3.5	13.4	12.2
Operating margin	7.7%	9.1%	10.5%	10.3%

Tool sales increased 5% to $40 million in the third quarter of 2004 compared to the same quarter of 2003 and increased 8% to $128 million for the nine months ended September 30, 2004 compared to the same period of 2003. Sales rose for all major product lines, in particular for metal cutting tooling. US sales were up 10% in the third quarter and 9% for the first nine months compared to 2003 periods. Non-US sales declined 5% in the third quarter due largely to weaker sales in Europe; non-US sales were 4% higher in 2004 through nine months.

Operating margin declined to 7.7% in the third quarter of 2004 from 9.1% in the prior year. The metal forming business experienced some disruption in shipments as well as increased costs as it converted business systems during the quarter. The group also incurred $.3 million and $.2 million in restructuring charges for the three-month periods ended September 30, 2004 and 2003, respectively, relating to the consolidation of the French production facility into the group’s Portuguese operations in 2004 and the closure of a production facility in New York in 2003. For the first nine months, operating margins increased slightly to 10.5% from 10.3%. Nine months results included restructuring costs for the aforementioned restructuring activities of $1.2 million and $.9 million, respectively, in 2004 and 2003. Despite the increased restructuring charges in 2004, margins improved broadly, reflecting the higher sales volumes and improved cost structure.

Corporate

Corporate expenses rose, as expected, to $5.2 million for the third quarter of 2004 compared to $2.9 million for the third quarter of 2003 and to $14.6 million from $10.1 million for the nine months ended September 30, 2004 and 2003, respectively. The increase reflects higher legal expenses associated with the hearing loss litigation, and the Registrant’s decision to aggressively defend against those claims, costs related to centralizing certain functions and higher independent audit and audit staff expense to meet the requirements of Sarbanes-Oxley Section 404.

Seasonality of Registrant’s Business

Certain of the Registrant’s businesses are susceptible to the influences of seasonal buying or delivery patterns. The Registrant’s businesses which tend to have lower sales in the first calendar quarter compared to other quarters as a result of these influences are street sweeping, outdoor warning, municipal emergency signal products, parking systems and fire rescue products.

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

Cash flow from operations totaled $9.6 million for the quarter and $1.5 million through the first nine months; the year-to-date amount was significantly below the prior year largely because of poor operating results within the fire rescue and refuse truck businesses and a $35.4 million, or 20%, build-up of inventories, reflecting sluggish truck completions in the Fire Rescue Group’s Ocala operations, slower deliveries against a large European multi-unit project and an increase in refuse truck body inventories. Third quarter 2004 results did show improvement over the prior year. Cash flow is expected to continue to improve in the fourth quarter of 2004 as production improves and deliveries are completed. Also contributing to the reduction in operating cash flow for the first nine months was $4.1 million in pension contributions in 2004 and cash payments of $.5 million on the settlement and termination of certain derivative instruments in 2004 versus $7.2 million in cash proceeds on terminations in the prior year.

Net funds provided by investment activities were $22.4 million for the first nine months in 2004 compared to a net usage of $7.5 million last year. Net funds provided from financial services activities aggregated $31.3 million for the nine months ended September 30, 2004 due principally to lower extensions of credit to customers as well as $9.6 million in proceeds in the third quarter from the sale of a portion of the Registrant’s taxable portfolio. Net funds used for financing activities for the first nine months of 2004 were $28.7 million compared to $52.2 million in 2003; the reduction in use primarily reflected the lower dividend rate and payments in 2004 and a reduction in the amount of debt repaid.

In April 2003, Standard and Poor’s downgraded the Registrant’s debt rating from A-2 to A-3; as a result, the Registrant drew necessary funds on its $300 million unsecured revolving bank facility. In June 2003, the Registrant entered into a $250 million unsecured revolving credit facility maturing in 2006 with a syndicate of banks. The facility replaced the existing $300 million credit facility. At December 31, 2003, $75.0 million was outstanding under this agreement bearing interest at a variable rate of LIBOR plus .83%. The facility includes covenants relating to a maximum debt-to-capitalization ratio, minimum net worth and minimum interest coverage ratio. In June 2004, the Registrant renegotiated its revolving credit facility covenants to exclude restructuring and other one-time charges, to reduce the minimum interest coverage ratio from 3.0 to 2.5 and to voluntarily reduce the size of the credit facility to $200 million. Prior to the end of the third quarter, the Registrant obtained an adjustment of the coverage ratio from 2.5 to 2.0 at September 30, 2004. The Registrant was in compliance with all of these covenants, as adjusted, as of September 30, 2004.

As of September 30, 2004, the Registrant had $122 million of availability under its $200 million unsecured revolving credit facility maturing in 2006. Borrowings under this facility bear interest at a variable rate of LIBOR plus a spread of .93%. The spread is subject to adjustment based on the level of outstanding borrowings and the manufacturing debt-to-capitalization ratio.

At September 30, 2004, the Registrant’s manufacturing debt was $290 million as compared to $263 million as of December 31, 2003, primarily a function of the Registrant’s substantially lower operating cash flow. Likewise, the debt-to-capitalization ratio increased to 44% as of September 30, 2004 from 40% as of December 31, 2003.

In October 2003, the Registrant announced a 50% reduction in the quarterly dividend from $.20 per share to $.10 per share in order to improve its long-term financial position in view of the further weakening of the U.S. state and municipal markets and the lack of a conclusive rebound in the industrial economy. This decision resulted in the $14.3 million decrease in dividends paid for the first nine months of 2004 versus the same period in 2003.

The Registrant’s primary working capital as a percent of net sales was 25.4% and 23.3% as of September 30, 2004 and December 31, 2003, respectively. The increase in the ratio was primarily due to the build-up of inventories within the US Fire Rescue production facilities from the aforementioned operational issues as well as increases in refuse truck body inventories.

Contractual Obligations and Commercial Commitments

The following table presents a summary of the Registrant’s contractual obligations:

	September 30,	December 31,
	2004	2003
Long-term debt obligations	$374.0	$380.6
Operating lease obligations	24.2	27.6
Fair value of interest rate swaps	5.5	9.4
Fair value of foreign currency contracts	(2.0)	(2.5)

	$401.7	$415.1

The $6.6 million reduction in long-term debt obligations was the result of a $10.0 million payment on a 6.37% fixed-rate private placement obligation in June 2004, partly offset by $3.4 in other borrowings. The funds for the scheduled payment were drawn from the Registrant’s revolving credit facility. The $3.9 million decrease in the fair value liability of the Registrant’s interest rate swaps occurred as a result of the impact of higher short-term interest rates on cash flow swaps and the passage of time as the fair value swaps approach maturity. The $.5 million decrease in the fair value of the foreign currency contracts is due to contract settlements, partially offset by the weakening of the U.S. dollar.

Refer to Footnote 15 of the financial statements included in Part I of this Form 10-Q for a discussion of the Registrant’s commercial commitments (guarantees).

Critical Accounting Policies and Estimates

During the three- and nine-month periods ended September 30, 2004, the Registrant made no material changes to its critical accounting policies disclosed in its Form 10-K for the year ended December 31, 2003. During those periods, the Registrant made no material changes in estimates except for a $1.2 million charge relating to an estimated increase in warranty expenses. The Registrant increased its warranty expense reserve in the Environmental Products Group after it determined that the extent and cost of repairs necessary for specific warranty issues would likely exceed earlier estimates.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Registrant is subject to market risk associated with changes in interest rates and foreign exchange rates. To mitigate this risk, the Registrant utilizes interest rate swaps and foreign currency forward and option contracts. The Registrant does not hold or issue derivative financial instruments for trading or speculative purposes and is not party to leveraged derivatives.

The Registrant manages its exposure to interest rate movements by maintaining a proportionate relationship between fixed-rate debt and total debt within established percentages. The Registrant uses funded fixed-rate borrowings as well as interest rate swap agreements to balance its overall fixed-to-floating interest rate mix. The Registrant’s fixed-to-floating interest rate mix was 43% and 34% at September 30, 2004 and December 31, 2003, respectively.

The Registrant also has foreign currency exposures related to buying and selling in currencies other than the local currency in which it operates. The Registrant utilizes foreign currency forward and option contracts to manage risks associated with sales and purchase commitments as well as forecasted transactions denominated in foreign currencies.

The information contained under the caption “Contractual Obligations and Commercial Commitments” included in Item 2 of this Form 10-Q discusses the changes in the Registrant’s exposure to market risk during the nine months ended September 30, 2004. For additional information, refer to the discussion contained under the caption “Market Risk Management” included in Item 7 of the Registrant’s Form 10-K for the year ended December 31, 2003.

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, the Registrant’s management, with the participation of the Registrant’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Registrant’s disclosure controls and procedures as of September 30, 2004. Based on that evaluation, the Registrant’s Chief Executive Officer and Chief Financial Officer concluded that the Registrant’s disclosure controls and procedures were effective as of September 30, 2004. As a matter of practice, the Registrant’s management continues to review and document disclosure controls and procedures, including internal controls and procedures for financial reporting. From time to time, the Registrant may make changes aimed at enhancing the effectiveness of the controls and to ensure that the systems evolve with the business. During the quarter ended September 30, 2004, there were no changes in the Registrant’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

Footnote 12 of the financial statements included in Part I of this Form 10-Q is incorporated herein by reference.

Item 6. Exhibits

Exhibit 10.1 —	Form of Executive Change-In-Control Severance Agreement dated July 2004 between Federal Signal Corporation and each of Robert D. Welding, Stephanie K. Kushner, Jennifer L. Sherman, Alexander D. Craig, Kimberly L. Dickens, Mark D. Weber, Stephen C. Buck and Alan G. Ringler.

Exhibit 10.2 —	Form of Executive Change-In-Control Severance Agreement dated July 2004 between Federal Signal Corporation and Duane A. Doerle, Richard L. Ritz, Karen N. Latham, Paul Brown, John A. DeLeonardis and Matt J. Saviello.

Exhibit 31.1 —	CEO Certification under Section 302 of the Sarbanes-Oxley Act

Exhibit 31.2 —	CFO Certification under Section 302 of the Sarbanes-Oxley Act

Exhibit 32.1 —	CEO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act

Exhibit 32.2 —	CFO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Signal Corporation

November 10, 2004	By:	/s/ Stephanie K. Kushner

Date		Stephanie K. Kushner, Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
10.1	Form of Executive Change-In-Control Severance Agreement between Federal Signal Corporation and each of Robert D. Welding, Stephanie K. Kushner, Jennifer L. Sherman, Alexander D. Craig, Kimberly L. Dickens, Mark D. Weber, Stephen C. Buck and Alan G. Ringler.

10.2	Form of Executive Change-In-Control Severance Agreement between Federal Signal Corporation and each of Duane A. Doerle, Richard L. Ritz, Karen N. Latham, Paul Brown, John A. DeLeonardis and Matt J. Saviello.

31.1	CEO Certification under Section 302 of the Sarbanes-Oxley Act, is filed herewith.

31.2	CFO Certification under Section 302 of the Sarbanes-Oxley Act, is filed herewith.

32.1	CEO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act, is filed herewith.

32.2	CFO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act, is filed herewith.