Form 10-K
period 2004-12-31
FEDERAL SIGNAL CORP /DE/
filed 2005-03-16
CIK 277509

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
☑      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
Commission File Number 1-6003
FEDERAL SIGNAL CORPORATION
(Exact name of the Company as specified in its charter)

Delaware	36-1063330
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1415 West 22nd Street, Oak Brook, Illinois (Address of principal executive offices)	60523 (Zip Code)
The Company’s telephone number, including area code
(630) 954-2000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $1.00 per share, with preferred share purchase rights	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
      Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the Company is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐
      State the aggregate market value of voting stock held by nonaffiliates of the Company as of June 30, 2004: Common stock, $1.00 par value — $876,612,549
      Indicate the number of shares outstanding of each of the Company’s classes of common stock, as of January 31, 2005: Common stock, $1.00 par value — 48,139,256 shares
Documents Incorporated By Reference
      Portions of the proxy statement for the Annual Meeting of Shareholders to be held on April 27, 2005 are incorporated by reference in Parts II and III.

FEDERAL SIGNAL CORPORATION

PART I

Item 1.	Business.
      Federal Signal Corporation, founded in 1901, was reincorporated as a Delaware Corporation in 1969. The Company is a worldwide manufacturer and supplier of street cleaning, vacuum loader and refuse collection vehicles; fire rescue vehicles; safety, signaling and communication equipment, parking systems and tooling products. Federal Signal Corporation and its subsidiaries (referred to collectively as the “Company” or “company” herein, unless context otherwise indicates) operates manufacturing facilities in 42 plants around the world in 12 countries serving customers in North America, South America, Europe and Asia. The Company also provides customer and dealer financing to support the sale of its vehicles.
Narrative Description of Business
      Products manufactured and services rendered by the Company are divided into four major operating groups: Environmental Products, Fire Rescue, Safety Products and Tool. The individual operating companies are organized as such because they share certain characteristics, including technology, marketing, distribution and product application, which create long-term synergies.
      Financial information (net sales, foreign sales, export sales, operating income and identifiable assets) concerning the Company’s four operating segments as of and for the three years ended December 31, 2004 included in Note O of the financial statements contained under Item 8 of the Form 10-K is incorporated herein by reference.

Environmental Products Group
      The Environmental Products Group manufactures and markets worldwide a full range of street cleaning, vacuum loader and refuse collection vehicles as well as high-performance water blasting equipment. Products are also manufactured for the emerging markets of hydro-excavation, glycol recovery and surface cleaning. The group competes under the Elgin, RAVO, Vactor, Guzzler, Jetstream and Leach brand names. The group’s vehicles and equipment are manufactured in North America and Europe.
      Through the Elgin brand name, the Company is the leading US brand of street sweepers primarily designed for large-scale cleaning of curbed streets, parking lots and other paved surfaces utilizing mechanical sweeping, vacuum and recirculating air technology for cleaning. RAVO is a market leader in Europe for high-quality, compact and self-propelled sweepers that utilize vacuum technology for pick-up.
      Vactor is a leading manufacturer of municipal combination catch basin/sewer cleaning vacuum trucks. Guzzler is a leader in industrial vacuum loaders that clean up industrial waste or recover and recycle valuable raw materials. Jetstream manufactures high pressure waterblast equipment and accessories for commercial and industrial cleaning and maintenance operations.
      In September and October 2002, the group acquired Leach Company (“Leach”) and Wittke, Inc. (“Wittke”). The acquisitions of Leach and Wittke diversified the Company’s environmental vehicle offering with a line of refuse hauling products that was able to leverage the group’s pre-existing dealer channel, integrate Leach’s already existing dealer network and incorporate Wittke’s direct distribution channel. In June 2004, the refuse product lines were consolidated under the single brand name, Leach, and will be manufactured solely at the Company’s Medicine Hat, Alberta facility beginning in April 2005. Refuse truck body sales aggregated 20% of total group sales in 2004.

Fire Rescue Group
      The Fire Rescue Group manufactures a broad range of fire rescue vehicles in its facilities located in North America and Europe. The group sells vehicles under the following brand names: E-ONE, Superior, Saulsbury and Bronto Skylift.

      E-ONE is a leading brand of aluminum, custom-made fire rescue, airport rescue and firefighting vehicles. Superior brand trucks are manufactured and distributed primarily for the Canadian market and US wildlands markets. Under the Bronto Skylift brand name, the Company manufactures vehicle-mounted aerial access platforms in Finland. The Company also produces stainless-steel bodied fire trucks and rescue vehicles under the Saulsbury brand name.

Safety Products Group
      The Safety Products Group manufactures emergency vehicle warning lights and sirens; industrial and outdoor signaling, warning, lighting and communication devices and parking revenue and access control systems. Products are sold under the Federal Signal, Target Tech, VAMA, Pauluhn, Victor and Federal APD brand names. The group operates manufacturing facilities in North America, South America, Europe and South Africa. Many of the group’s products are designed in accordance with various regulatory codes and standards, and meet agency approvals such as Underwriters Laboratory (UL), International Electrotechnical Commission (IEC) and American Bureau of Shipping (ABS).

Tool Group
      The Tool Group manufactures a broad range of consumable carbide and superhard insert tooling for cutoff, drilling, milling and deep grooving metal cutting applications; precision tooling, ejector pins, core pins, sleeves and accessories for the plastic injection mold industry and precision tooling and die components for the metal stamping industry. Tooling products are marketed under the Dayton, Manchester, ClappDico and PCS brand names and manufactured in North America, Europe and Asia.

Restructurings
      In June 2004, the company announced the implementation of the first steps of a broad restructuring initiative aimed at enhancing the company’s competitive profile and creating a solid foundation for annual revenue growth targeted in the high single digits. The measures announced addressed three key issues: improving the profitability of the Fire Rescue Group and refuse truck body business, divesting non-strategic business activities, and improving the company’s overhead cost structure.
      The initiatives included the following restructuring plans and divestitures:

•	Closure of Preble, New York plant — By the end of 2004, the company had closed its 120,000 square foot production facilities in Preble, New York and consolidated US production of fire rescue vehicles into its Ocala, Florida operations.

•	Sale of interest in Plastisol B.V. Holdings — The company sold its 54% majority ownership interest in Plastisol B.V. Holdings to its minority partner. The company acquired its ownership interest in Plastisol in 2001. Plastisol manufactures glassfiber reinforced polyester fire truck cabs and bodies mainly for the European and Asian markets.

•	Sale of Kelowna components production site — The company sold its Kelowna production facility in British Columbia to a management-led buyout group. The facility, which produced components for Class 8 trucks and also supplied certain components for Wittke refuse truck bodies, was acquired as part of the Wittke refuse truck body acquisition in 2002.

•	Closure of Leach production facility — The company moved forward on its decision to close its Leach production facility in Oshkosh, Wisconsin, and consolidate production of rear-loading refuse vehicles into its facility in Medicine Hat, Alberta. Concurrent with this move, production of Road Wizard sweepers has been transferred from Medicine Hat to the company’s sweeper plant in Elgin, Illinois. This consolidation was in process at the end of 2004 and the company expects to complete the project by the end of the first quarter of 2005.

•	Safety Storage Inc. joint venture — In June 2004, the company concluded the sale of its 30% minority ownership interest in Safety Storage, Inc. to the majority owner. Safety Storage makes mobile buildings for the off-site storage of hazardous waste.

•	Industrial leasing portfolio — In 2001, the company made the strategic decision to exit the leasing business for industrial customers. During 2004, the company sold a $10 million portion of its industrial leases to a financial institution and continued the runoff of the rest of the portfolio; proceeds were used to pay down debt.

•	Dayton France manufacturing consolidation — The company began reducing certain manufacturing activities at Dayton France and transferred related production to its facility in Portugal, which began operations in 2003. The transfer is part of a broader plan to reduce fixed overhead and shift the manufacturing footprint to lower-cost locations.
      In addition to the above actions, the company, in the fourth quarter of 2004, also divested Technical Tool, Inc., a small manufacturer of precision beverage can tooling, and Justrite Manufacturing Company, L.L.C., a leading manufacturer of products for the safe storage of flammable and hazardous materials.

Financial Services
      The Company offers a variety of short- and long-term financing primarily to its Environmental Products and Fire Rescue independent dealers and customers. The company provides financing, principally through sales-type leases, to (i) municipal and industrial customers to purchase vehicles and (ii) independent dealers to finance the purchase of vehicle inventory. Financings are typically secured by vehicles and, in the case of the independent dealers, the dealer’s personal guarantee. In late 2001, the Company decided to significantly curtail new leasing to industrial customers, who generally have a higher credit risk; this portfolio continues to diminish over time as no new leases were extended to industrial customers in 2004. At December 31, 2004, the Company’s investment in leases to industrial customers declined to 8% of its lease financing and other receivables.
Marketing and Distribution
      The Company believes its national and global dealer network for Environmental Products and Fire Rescue vehicles distinguishes itself from its competitors. Dealer representatives are on-hand to demonstrate the vehicles’ functionality and capability to customers as well as service the vehicles on a timely basis. The acquisitions of the refuse businesses provided a unique opportunity for the Company’s already existing dealers to offer another product line in their showrooms.
      The Safety Products Group companies sell to industrial customers through manufacturers’ representatives who sell to approximately 2,000 wholesalers. Products are also sold to governmental customers through more than 900 active independent distributors as well as through original equipment manufacturers and direct sales. International sales are made through the group’s independent foreign distributors or on a direct basis.
      Because of the nature of the Tool Group’s products, volume depends mainly on repeat orders from thousands of customers. Many of the Tool Group’s customers have some ability to produce certain products themselves, but at a cost disadvantage. Major market emphasis is placed on quality of product, delivery and level of service. Inventories are maintained to assure prompt service to the customer with the average order for standard tools filled in less than one week for domestic shipments and within two weeks for international shipments.
Customers and Backlog
      Approximately 38%, 31% and 31% of the Company’s total 2004 orders were to US municipal and government customers, US commercial and industrial customers and non-US customers, respectively. No single customer accounted for a material part of the Company’s business.

      The company’s US municipal and government customers depend on tax revenues. A sluggish industrial economy, therefore, will eventually impact a municipality’s revenue base as jobs are lost and profits decline. Generally, the municipal trough lags far enough behind the industrial slowdown such that the industrial economy is growing again by the time municipalities reduce their spending. The US economic downturn from 2001 to 2003 lasted longer than expected, allowing spending cuts by municipalities to affect the company during the same time period as weak industrial demand was experienced. During 2004, the company saw municipal and governmental orders flat to 2003 levels. Orders for fire apparatus declined but were offset by increases in most of the company’s other products.
      The Company’s backlog totaled $432 million and $347 million as of December 31, 2004 and 2003, respectively. The 25% increase is primarily due to a $47 million airport parking project received from the New York and New Jersey Port Authority, strong domestic and international demand for sweepers and increased orders for vacuum trucks. A substantial majority of the orders in backlog at December 31, 2004 are expected to be filled within the current fiscal year.
Suppliers
      The Company purchases a wide variety of raw materials for use in the manufacture of its products from around the world, although the majority of current purchases are from North American sources. To minimize availability, price and quality risk, the Company is party to numerous supplier strategic alliances. Although certain materials are obtained from either a single-source supplier or a limited number of suppliers, the Company has identified alternative sources to minimize the interruption to its business in the event of supply problems.
      Components critical in the production of the Company’s vehicles (such as engines, transmissions, drivetrains, axles and tires) are purchased from a select number of suppliers and may be specified by the customer. The Company also purchases raw and fabricated aluminum and steel as well as commercial chassis with certain specifications from a few sources.
      The Company believes it has adequate supplies or sources of availability of the raw material and components necessary to meet its needs. However, there are risks and uncertainties with respect to the supply of certain of these raw materials that could impact their price and availability in sufficient quantities.
      During 2004, rapidly increasing prices and tighter availability of steel significantly affected the company’s financial performance, particularly in its refuse truck body and fire rescue operations. Steel and steel-product suppliers increased pricing and imposed surcharges on a significant portion of the company’s purchased materials. The Company was unable to fully recover these increases from its customers due to the nature of the municipal bidding process and sales cycle.
Competition
      Within the Environmental Products Group, Elgin is recognized as the market leader among several competitors and differentiates itself primarily on product performance. RAVO also competes on product performance through its vacuum technology and successfully leads in market share for compact sweepers among several regional European manufacturers. Vactor and Guzzler both maintain the leading position in their respective marketplaces by enhancing product performance with leading technology and application flexibility. Jetstream is the market leader in the in-plant cleaning segment competing on price and delivery performance. Leach is third in market share for refuse bodies; its vehicles compete on product performance through technology and service delivery via the group’s dealer network.
      E-ONE is a leading manufacturer of US aluminum-bodied fire apparatus and custom chassis in a market served by approximately ten key manufacturers and approximately 90 small regional manufacturers. With its unique welded, extruded aluminum design, E-ONE is the US market leader in aerials. In addition, E-ONE is the global market share leader of industrial pumpers serving the petrochemical industry with two primary international competitors and a few smaller manufacturers. E-ONE also competes with six manufacturers worldwide in the production of airport rescue and firefighting vehicles, consistently holding at least a number two position. The Saulsbury product line complements these offerings with stainless steel-bodied fire trucks and rescue vehicles. Bronto Skylift is the foremost manufacturer of high reach telescoping platforms for the global fire rescue and electric utility markets.
      Within specific product categories and domestic markets, the Safety Products Group companies are typically the leaders among three to four strong competitors and several additional ancillary market participants. The group’s international market position varies from leader to ancillary participant depending on the geographic region and product line. Generally, competition is intense as to all of the group’s products and is based on price, including competitive bidding, reputation, performance and servicing.
      The Tool Group companies compete with several hundred competitors worldwide. In North America, the Company holds a share position from number one to number three depending on the product offering.
Research and Development
      The information concerning the Company’s research and development activities is included in Note O of the financial statements contained under Item 8 of this Form 10-K is incorporated herein by reference.
Patents and Trademarks
      The Company owns a number of patents and possesses rights under others to which it attaches importance, but does not believe that its business as a whole is materially dependent upon any such patents or rights. The Company also owns a number of trademarks that it believes are important in connection with the identification of its products and associated goodwill with customers, but no material part of the Company’s business is dependent on such trademarks.
Employees
      The Company employed over 6,100 people in ongoing businesses at the close of 2004 as compared to nearly 6,500 employees at the end of 2003. Approximately 10% of the Company’s domestic hourly workers were unionized at December 31, 2004. The Company believes relations with its employees continued to be good.
Governmental Regulation of the Environment
      The Company believes it is in substantial compliance with federal, state and local provisions that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment. Capital expenditures in 2004 attributable to compliance with such laws were not material. The Company believes that the overall impact of compliance with environmental regulations will not have a material effect on its future operations.
Seasonality
      Certain of the Company’s businesses are susceptible to the influences of seasonal buying or delivery patterns. The Company’s businesses which tend to have lower sales in the first calendar quarter compared to other quarters as a result of these influences are street sweeping, fire rescue products, outdoor warning, municipal emergency signal products and parking systems.
Additional Information
      The Company makes its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports available, free of charge, through its Internet website (http://www.federalsignal.com) as soon as reasonably practical after it electronically files or furnishes such materials to the Securities and Exchange Commission (“SEC”). All of the Company’s filings may be read or copied at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically.

Item 2.	Properties.
      As of December 31, 2004, the Company utilized 25 principal manufacturing plants located throughout North America, as well as 14 in Europe, 1 in South Africa, 1 in South America, and 1 in the Far East.
      In total, the Company devoted approximately 1.8 million square feet to manufacturing and 1.0 million square feet to service, warehousing and office space as of December 31, 2004. Of the total square footage, approximately 30% is devoted to the Safety Products Group, 14% to the Tool Group, 20% to the Fire Rescue Group and 36% to the Environmental Products Group. Approximately 79% of the total square footage is owned by the Company, with the remaining 21% being leased.
      All of the Company’s properties, as well as the related machinery and equipment, are considered to be well-maintained, suitable and adequate for their intended purposes. In the aggregate, these facilities are of sufficient capacity for the Company’s current business needs.

Item 3.	Legal Proceedings.
      The information concerning the Company’s legal proceedings included in Note N of the financial statements contained under Item 8 of this Form 10-K is incorporated herein by reference.

Item 4.	Submission of Matters to a Vote of Security Holders.
      No matters were submitted to a vote of security holders through the solicitation of proxies or otherwise during the three months ended December 31, 2004.
PART II

Item 5.	Market for Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)	Market Information
      The Company’s common stock is listed and traded on the New York Stock Exchange (“NYSE”) under the symbol FSS. At December 31, 2004, all of the Company’s retained earnings were free of any restrictions. The information concerning the Company’s market price range data included in Note T of the financial statements contained under Item 8 of this Form 10-K is incorporated herein by reference.

(b)	Holders
      As of January 31, 2005, there were 3,294 holders of record of the Company’s common stock.

(c)	Dividends
      The information concerning the Company’s dividend per share data included in Note T of the financial statements contained under Item 8 of this Form 10-K is incorporated herein by reference.

(d)	Securities Authorized for Issuance under Equity Compensation Plans
      The information contained under the caption “Proposal 2 — Approval of the Federal Signal Corporation 2005 Executive Incentive Compensation Plan” of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 2005 is incorporated herein by reference.

Item 6.	Selected Financial Data.
      The following table presents the selected financial information of the Company as of and for the eleven years ended December 31, 2004:

	2004	2003	2002	2001	2000	1999	1998	1997	1996	1995	1994

Operating Results (dollars in millions):
Net sales(a)	$1,139.0	$1,150.7	$1,001.6	$1,032.3	$1,068.4	$939.0	$894.9	$818.3	$774.4	$709.0	$588.0
Income (loss) before income taxes(a)	$(25.3)	$42.0	$56.9	$60.2	$79.3	$73.4	$72.7	$79.7	$85.5	$69.5	$65.2
Income (loss) from continuing operations(a)	$(12.7)	$35.1	$43.5	$43.9	$54.5	$50.7	$51.0	$53.7	$52.8	$47.0	$41.2
Operating margin(a)	.0%	5.4%	7.8%	8.5%	10.4%	10.2%	10.1%	11.1%	11.4%	11.6%	11.8%
Return on average common shareholders’ equity(b)	(.6)%	9.1%	12.1%	13.3%	16.4%	17.0%	19.1%	20.6%	23.8%	22.0%	22.3%
Common Stock Data (per share):
Income (loss) from continuing operations — diluted	$(.26)	$.73	$.95	$.97	$1.20	$1.10	$1.11	$1.17	$1.15	$1.03	$.90
Cash dividends	$.40	$.80	$.80	$.78	$.76	$.74	$.71	$.67	$.58	$.50	$.42
Market price range:
High	$20.56	$20.79	$27.07	$24.63	$24.13	$28.06	$27.50	$26.75	$28.25	$25.88	$21.38
Low	$15.75	$13.60	$16.00	$17.00	$14.75	$15.06	$20.00	$19.88	$20.88	$19.63	$16.88
Average common shares outstanding (in millions)	48.2	48.0	45.9	45.4	45.5	46.0	45.8	45.8	45.9	45.8	45.9
Financial Position at Year-End (dollars in millions):
Working capital(c)	$188.7	$114.2	$167.6	$144.3	$55.0	$66.7	$109.5	$35.1	$32.8	$43.6	$49.3
Current ratio(c)	1.8	1.4	1.8	1.9	1.2	1.3	1.6	1.2	1.1	1.2	1.4
Total assets	$1,125.9	$1,171.0	$1,152.3	$1,013.6	$987.6	$945.4	$832.6	$725.0	$700.6	$618.0	$519.2
Long-term debt, net of current portion	$342.0	$359.1	$344.5	$232.7	$125.4	$134.4	$137.2	$32.1	$34.3	$39.7	$34.9
Shareholders’ equity	$412.7	$422.5	$398.1	$359.4	$357.4	$354.0	$321.8	$299.8	$272.8	$248.1	$220.3
Debt-to-capitalization ratio(d)	37%	40%	44%	44%	45%	42%	37%	30%	28%	29%	22%
Other (dollars in millions):
Orders(a)	$1,204.1	$1,091.6	$1,071.5	$1,039.1	$1,076.8	$981.5	$926.3	$848.5	$812.2	$668.3	$608.5
Backlog(a)	$431.6	$346.6	$415.3	$341.3	$335.9	$325.7	$299.0	$248.4	$221.6	$187.0	$201.6
Net cash provided by operating activities(e)	$52.5	$70.3	$102.1	$69.0	$43.0	$33.9	$68.7	$67.7	$37.9	$42.6	$37.0
Net cash provided by (used for) investing activities(e)	$34.1	$(10.1)	$(71.0)	$(33.1)	$(43.4)	$(81.3)	$(86.2)	$(41.9)	$(30.7)	$(67.8)	$(80.1)
Net cash provided by (used for) financing activities	$(80.4)	$(59.9)	$(38.2)	$(32.6)	$5.2	$40.9	$22.2	$(27.5)	$(4.1)	$29.9	$45.1
Capital expenditures(a)	$20.5	$16.8	$18.8	$17.8	$21.2	$22.0	$18.9	$17.9	$14.7	$13.8	$9.4
Depreciation(a)	$22.5	$22.1	$20.2	$18.9	$18.6	$16.2	$13.8	$12.1	$10.6	$9.4	$8.2
Employees(a)	6,134	6,454	7,013	6,297	6,700	6,497	6,210	5,794	5,410	5,222	4,405

(a)	continuing operations only

(b)	excludes cumulative effects of changes in accounting

(c)	working capital: current manufacturing assets less current manufacturing liabilities; current ratio: current manufacturing assets divided by current manufacturing liabilities

(d)	manufacturing operations

(e)	see Note A regarding change in presentation of cash flows from lease financing and other receivables

      The selected financial data set forth above should be read in conjunction with the Company’s consolidated financial statements, including the notes thereto, and Item 7 of this Form 10-K.
      The information concerning the Company’s selected quarterly data included in Note T of the financial statements contained under Item 8 of this Form 10-K is incorporated herein by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
      Federal Signal Corporation manufactures a broad range of products, including: municipal and industrial cleaning vehicles and equipment; fire rescue vehicles; safety, signaling and communication equipment and tooling products. Due to technology, marketing, distribution and product application synergies, the company’s business units are organized and managed in four operating segments: Environmental Products, Fire Rescue, Safety Products and Tool. The company also provides customer and dealer financing to support the sale of vehicles. The information concerning the company’s manufacturing businesses included in Item 1 of this Form 10-K and Notes K and O of the financial statements contained under Item 8 of this Form 10-K are incorporated herein by reference.
      This Form 10-K, reports filed by the company with the Securities and Exchange Commission (“SEC”) and comments made by management contain the words such as “may,” “will,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “project,” “estimate” and “objective” or the negative thereof or similar terminology concerning the company’s future financial performance, business strategy, plans, goals and objectives. These expressions are intended to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include information concerning the company’s possible or assumed future performance or results of operations and are not guarantees. While these statements are based on assumptions and judgments that management has made in light of industry experience as well as perceptions of historical trends, current conditions, expected future developments and other factors believed to be appropriate under the circumstances, they are subject to risks, uncertainties and other factors that may cause the company’s actual results, performance or achievements to be materially different.
      These risks and uncertainties, some of which are beyond the company’s control, include the cyclical nature of the company’s industrial and municipal markets, technological advances by competitors, the company’s ability to improve its operating performance in its fire rescue and refuse body plants, risks associated with the execution of planned plant closures, increased warranty and product liability expenses, risks associated with supplier and other partner alliances, changes in cost competitiveness including those resulting from foreign currency movements, disruptions in the supply of parts or components from the sole source suppliers and subcontractors, retention of key employees and general changes in the competitive environment.

Results of Operations
      The following table summarizes the company’s results of operations and operating metrics for the three-year period ended December 31, 2004 ($ in millions except per share amounts):

	2004	2003	2002

Net sales	$1,139.0	$1,150.7	$1,001.6
Cost of sales	(895.7)	(849.8)	(719.2)
Operating expenses	(228.4)	(234.4)	(205.1)
Restructuring charges	(15.4)	(4.8)

Operating income (loss)	(.5)	61.7	77.3
Interest expense and other	(24.8)	(19.7)	(20.4)
Income taxes	12.6	(6.9)	(13.4)

Income (loss) from continuing operations	(12.7)	35.1	43.5
Discontinued operations and change in accounting principle	10.4	2.2	(5.3)

Net income (loss)	$(2.3)	$37.3	$38.2

Other data:
Orders	$1,204.1	$1,091.6	$1,071.5
Operating margin	0.0%	5.4%	7.7%
Income (loss) per share — continuing operations	$(.26)	$.73	$.95
      Orders increased 10% in 2004 to $1.20 billion from $1.09 billion in 2003. US orders rose 8% with strength in most municipal and industrial product lines. Orders in 2004 include a $47 million airport parking system order and significantly lower municipal fire apparatus orders. Non-US orders increased 17% for the year with 8% due to stronger non-US currencies. The increase was driven by export orders for fire rescue apparatus and environmental products, and growth in international orders for aerial devices. Sales declined 1% to $1.14 billion as a result of weakness in the fire rescue and refuse truck body businesses. Excluding these businesses, sales increased 7% in 2004. The company reported a loss from continuing operations of $12.7 million, reflecting losses incurred by the fire rescue and refuse truck body businesses, restructuring charges, and higher corporate and interest expenses. The loss from continuing operations was $.26 per share in 2004 compared to income of $.73 in 2003. Earnings from discontinued operations totaled $.22 per share in 2004 with the company recording a net loss of $.05 per share.
      In 2003, diluted income per share from continuing operations totaled $.73 on sales of $1.15 billion. Sales in 2003 rose over 2002’s results principally due to the full year effect of the refuse business acquisitions made in late 2002 and increased Fire Rescue Group shipments. Despite the increase in sales, operating income declined in 2003. Weak US municipal and industrial markets depressed sales of higher margin products in the Safety Products and Tool groups and reduced earnings in the refuse truck body businesses.
      The company recorded a net loss for 2004 of $2.3 million, which included $10.4 million of income from discontinued operations. Discontinued operations include Justrite Manufacturing Company, L.L.C. and Technical Tooling, Inc., which were divested by the company in the fourth quarter of 2004 and Plastisol B.V. Holdings divested mid-year. Net income in 2003 was $37.3 million including a $.4 million after-tax loss on the sale of the discontinued Sign Group operations. Net income in 2002 included an $8.0 million after-tax charge relating to the cumulative effect of a change in accounting for goodwill required by Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”. In accordance with SFAS No. 142, goodwill is no longer amortized beginning in 2002.
      The company recorded an operating loss of $.5 million in 2004 compared to operating income of $61.7 million in 2003. Included in the results were restructuring charges of $15.4 million in 2004 and $4.8 million in 2003. In addition to the increased restructuring charges, the 2004 decline in operating results was driven by losses incurred by the refuse truck body and fire rescue businesses and higher corporate expenses. The refuse truck body operations experienced lower production volumes, higher raw material costs related to steel and steel components, and higher operational expenses due in part to the impact of the stronger

Canadian dollar. The Fire Rescue Group recorded a loss on a large, multi-year contract for fire apparatus and experienced lower margins due largely to higher material costs related to steel and aluminum components and low production. Operating income increased in Safety Products, Tool and Environmental Products businesses excluding refuse truck bodies largely as a result of increased sales and generally stronger markets.
      Interest expense increased 7% to $20.8 million in 2004 from $19.4 million in 2003. This increase was primarily due to higher short-term interest rates in the second half of 2004. Interest expense declined 2% in 2003 from $19.8 million in 2002 as a result of slightly lower debt levels, favorable interest rate swap agreements and amortization of deferred gains on previously-terminated interest rate swaps; these factors were partially offset by higher borrowing costs as Standard and Poor’s reduced their short-term debt rating of the company to A-3. In 2003, the company replaced commercial paper borrowings with higher cost committed bank lines. The impact on 2003’s operations as a result of the debt rating reduction totaled approximately $1.0 million.
      The company’s 2004 effective tax rate of (49.8)% reflects the tax benefit of the loss incurred as well as the impact of tax credits and the effect of tax-exempt municipal income. The company’s effective tax rate of 16.5% in 2003 was significantly below the 23.6% rate in 2002. The lower tax rate in 2003 reflects the effect of a one-time benefit associated with the closure of a production facility in the United Kingdom (U.K.) and the higher relative impact of tax credits and tax-exempt municipal income.
      The company changed its assumptions for discount rates used in determining the actuarial present values of accumulated and projected benefit obligations for its postretirement plans. The company reduced the discount rate for its US plans to 6.00% as of December 31, 2004 from 6.25% and 6.75% as of December 31, 2003 and 2002, respectively. The changes in the assumptions resulted in additional pension expense of $2.7 million in 2003 and a further increase of $1.5 million in 2004. In January 2004, the company also established its other significant cost assumptions for its US pension plans as follows: expected long-term rate of return on plan assets — 9.0%; rate of increase in compensation levels — 3.5%. These assumptions remain unchanged for 2005. The company expects that the change in the discount rate assumption will further increase 2005 pension costs by approximately $.5 million to $1.0 million, or about $.01 per share, compared to 2004. The company also recorded an after-tax charge of $.4 million in 2003 and $13.8 million in 2002 to other comprehensive income representing the effect of an additional minimum pension liability. During 2003 and 2004, the company took some initial steps to move toward a common retirement benefit platform. One of these steps has been to close off participation in defined benefit plans by new hires for a significant majority of its operations. Among other things, the strategy provides for a more predictable retirement plan cost.
      Certain of the company’s businesses are susceptible to the influences of seasonal buying or delivery patterns. The company’s businesses which tend to have lower sales in the first calendar quarter compared to other quarters as a result of these influences are street sweeping, fire rescue products, outdoor warning, municipal emergency signal products and parking systems.
Restructuring Charges
      The following table summarizes the company’s restructuring charges by segment for the two-year period ended December 31, 2004 ($ in millions):

	2004	2003

Environmental Products	$8.4	$.6
Fire Rescue	5.4
Safety Products		3.3
Tool	1.2	.9
Corporate	.4

Total	$15.4	$4.8

      In June 2004, the company announced the implementation of the first steps of a broad restructuring initiative. The plan is aimed at enhancing the company’s competitive profile and creating a solid foundation for annual revenue growth in the high single digits. The measures included improving the profitability of the refuse truck body, fire rescue and European tooling operations, divesting non-strategic business activities and improving the company’s overhead cost structure.
      The company decided to close its Leach production facility in Oshkosh, Wisconsin, and consolidate production of rear-loading refuse truck bodies into its facility in Medicine Hat, Alberta. The company expects to complete the plant closure and transfer production in early 2005. The Environmental Products Group incurred $8.4 million in restructuring charges for the year ended December 31, 2004. The total consisted of a $2.9 million impairment charge to adjust the value of certain manufacturing equipment to its net realizable value, a $1.5 million write-off of a tradename valued as an intangible asset, $2.9 million relating to employee severance and related costs and $1.1 million of other costs. The company expects to incur a total of approximately $10.5 million in restructuring charges to complete its restructuring plan for the group with the remainder occurring in 2005. The remaining $2.9 million expected to be incurred in 2005 principally relates to employee severance and related costs.
      The company closed its 120,000 square foot production facilities in Preble, New York and consolidated US production of fire rescue vehicles into its Ocala, Florida operations as of December 31, 2004. The consolidation was possible because successful lean manufacturing initiatives reduced manufacturing space requirements in the Fire Rescue Group, and because of progress made to rationalize and structure the broad array of vehicle offerings. The Fire Rescue Group incurred $5.4 million in restructuring charges for the year ended December 31, 2004. The total consisted of $2.5 million in real property and manufacturing equipment impairment, $2.6 million in employee severance and related costs and $.3 million of other costs. The company expects to incur total restructuring costs of $6.1 million with the remainder occurring in 2005.
      The company is also reducing the level of tooling production in France and transferring some production to its Portugal facility, which began operations in 2003. The transfer is part of a broader plan to reduce fixed overhead and shift the manufacturing footprint to lower-cost locations. The Tool Group incurred $1.2 million in restructuring costs for the year ended December 31, 2004. The total consisted of manufacturing equipment impairment of $.2 million and severance for terminated employees of $1.0 million. The company expects to complete the consolidation by the second quarter of 2005 at a total estimated cost of $1.3 million.
      The company’s corporate office incurred $.4 million in restructuring charges for the year ended December 31, 2004; these costs related to outside services directly attributable to the restructuring plan.
      In the first quarter of 2003, the company approved a restructuring plan that principally consisted of the closure of two manufacturing facilities to improve operating efficiencies and reduce costs. The company closed a facility in the United Kingdom and reduced headcount at other Safety Products Group businesses resulting in restructuring costs of $3.3 million for the year ended December 31, 2003, principally consisting of equipment impairments and employee termination and benefit costs. The Tool Group incurred $.9 million of restructuring charges for the year ended December 31, 2003, principally consisting of severance costs relating to the closure of a manufacturing facility in New York. The Environmental Products Group incurred $.6 million of restructuring charges for the year ended December 31, 2003 relating to ceasing production of certain sweeper products and reduction in personnel.
Environmental Products Operations
      The following table presents the Environmental Products Group’s results of operations for the three-year period ended December 31, 2004 ($ in millions):

	2004	2003	2002

Orders	$389.7	$342.0	$294.2
Net sales	367.9	352.9	296.4
Operating income (loss)	(3.8)	17.7	23.0
Operating margin	(1.0)%	5.0%	7.8%

      Orders were 14% higher in 2004, largely driven by sweeper and sewer cleaner trucks. The increase is from both higher unit volume and higher pricing. US orders were up 12% principally reflecting stronger US municipal demand. Non-US orders were up 30% on stronger orders for sweepers, sewer cleaning trucks, and industrial vacuum trucks in the Middle East and Asia, and for sweepers in Europe. In 2003, orders increased 16% due to the refuse truck body business acquisitions. Excluding these acquisitions, orders were down 4% primarily due to weaker US municipal demand in 2003.
      Net sales increased 4% to $368 million in 2004 from $353 million in 2003. Combined, sweeper and sewer cleaner sales increased 13% to more than offset the 20% lower refuse truck body sales. The group’s sales increase resulted from slightly higher prices, a stronger Euro, accounting for approximately 1% of the increase, and slightly higher unit volume. Refuse truck body sales were down due to the loss of business from one large industrial customer. In 2003, net sales increased 19% due to refuse truck body acquisitions; excluding refuse business, net sales declined 5% in 2003 as a result of weak US municipal demand and the company’s decision to reduce industrial lending activity.
      The group reported an operating loss of $3.8 million in 2004 compared to income of $17.7 million in 2003. The group incurred $8.4 million in charges from restructuring activities in 2004. The poorer results were mainly due to losses in the refuse truck body business, which was impacted by lower production volumes, higher raw material costs and increased operating expenses driven by the stronger Canadian dollar. Refuse steel and steel component costs increased $6.3 million in 2004 and were partially offset by higher sales pricing levels. Higher steel and steel component costs were largely offset by sales price increases during the year in all other businesses in the group. In 2003, operating income declined 23% from $23 million in 2002 principally due to weakness in US municipal markets, lower financing revenues and one-time costs associated with sweeper production facility consolidation and sweeper conversion to new EU standards.
Fire Rescue Operations
      The following table presents the Fire Rescue Group’s results of operations for the three-year period ended December 31, 2004 ($ in millions):

	2004	2003	2002

Orders	$355.8	$369.0	$373.6
Net sales	360.9	402.2	317.1
Operating income (loss)	(23.2)	14.8	11.4
Operating margin	(6.4)%	3.7%	3.6%
      Orders declined 4% to $356 million in 2004 from $369 million in 2003 primarily due to weakness in US municipal and government demand more than offsetting increased non-US orders. The 2004 decline in orders was caused by price increases, temporary restrictions placed by the company on stainless steel truck orders while production was moved from Preble, New York to Ocala, Florida, and the company’s decision to reduce discounting of fire apparatus. In 2003, orders declined 2% primarily stemming from weakness in US municipal and government markets and lower export orders.
      Sales declined 10% to $361 million in 2004 from $402 million in 2003 with the decline resulting principally from lower volume partially offset by an increase in currency of 1%. The company estimates that approximately 2-3% of the volume decline resulted from a change in sales and discounting terms with its dealers. Increased shipments of wildland and brush products and non-US aerial products were more than offset by declines in fire fighting and rescue vehicles for US markets. Net sales in 2003 increased as a result of productivity improvements and stronger European and Canadian currencies.
      The group recorded an operating loss of $23.2 million in 2004 compared to income of $14.8 million in 2003. Results in 2004 included $5.4 million in restructuring charges and a $10.6 million loss incurred on a large multi-year contract for complex fire apparatus for the Royal Netherlands Air Force. Operational issues throughout the year in the Ocala, Florida plant also adversely impacted profitability.

Safety Products Operations
      The following table presents the Safety Product Group’s results of operations for the three-year period ended December 31, 2004 ($ in millions):

	2004	2003	2002

Orders	$296.7	$228.7	$252.3
Net sales	249.2	242.4	237.4
Operating income	32.9	28.3	37.3
Operating margin	13.2%	11.6%	15.7%
      Orders increased 30% in 2004 including 20% from a $47 million airport parking system order for the Port Authority of New York and New Jersey, 3% from emergency vehicular warning products, and 2% from currency. US municipal and government orders increased 10% from strong demand for military and nuclear warning systems and for municipal police products. In 2003, orders declined 7% following a large parking system order received in 2002 for the Dallas/ Fort Worth International Airport.
      Net sales rose 3% to $249 million in 2004 from $242 million in 2003. Higher unit volumes in industrial lighting and signaling and emergency vehicular warning systems contributed 3% and foreign currency impacts contributed 2% to the sales increase. Partially offsetting these increases were lower parking revenue and control systems, which declined in 2004 following strong sales in 2003 driven by a large project for the Dallas/ Fort Worth International Airport.
      Operating income increased 17% to $32.9 million following depressed earnings in 2003 resulting from costs related to the closure of a production facility in the U.K. and an unfavorable mix of product sales lowering operating margins. Higher sales volumes made up 5% of the growth in 2004 and currency contributed 3%.
Tool Operations
      The following table presents the Tool Group’s results of operations for the three-year period ended December 31, 2004 ($ in millions):

	2004	2003	2002

Orders	$161.8	$151.9	$151.4
Net sales	161.0	153.2	150.7
Operating income	15.3	14.9	18.0
Operating margin	9.5%	9.8%	11.9%
      In the US, tooling orders increased 9% in 2004 as the US industrial economy strengthened from the prior year. International orders were flat compared to 2003 as strength in Asian tooling markets, and to a lesser extent Canadian tooling markets, was offset by weakness in the European cutting tool market throughout the year. Net sales increased 5% to $161 million in 2004 from $153 million in 2003; approximately 2% of the increase resulted from currency with most of the balance a result of increased volume. The increase reflects stronger demand for industrial cutting tools and die components in the US, Canada and Asia. In 2003, sales increased 2% mainly due to a stronger European currency and a weak US cutting tool market.
      Operating income increased 2% to $15.3 million in 2004 from $14.9 million in 2003. The growth resulted from increased sales volumes, higher pricing, and productivity improvements. While tool steel cost increased during 2004, the group fully recovered the impact through increased sales prices. In 2003, operating income declined 15% resulting from pricing pressures, costs and operating inefficiencies related to the closure of a New York production facility, increased sales of third party resale products and significantly higher pension and medical costs. The group incurred $1.2 million of restructuring charges in 2004 and $.9 million in 2003.

Corporate Expense
      Corporate expenses totaled $21.7 million in 2004, $14.0 million in 2003 and $12.4 million in 2002. The increase in 2004 reflects higher expenses associated with firefighter hearing loss litigation, increased product liability reserves, higher independent audit and audit staff expense to meet the requirements of Sarbanes-Oxley Section 404, and the addition of centralized human resources and information technology departments. The increase in 2003 reflects an increased bad debt provision and higher pension expense.
Legal Matters
      The company has been sued by over 2,400 firefighters in 33 separate cases alleging that exposure to the company’s sirens impaired their hearing. The company has successfully defended itself in over 40 similar cases and contests the allegations. The discovery phase of the litigation began in 2004; the company continues to aggressively defend the matter. For further details regarding this and other legal matters, refer to Note N in the financial statements included in Item 8 of this Form 10-K.
Financial Services Activities
      The company maintains an investment ($197 million and $230 million at December 31, 2004 and 2003, respectively) in lease financing and other receivables that are generated by its Environmental Products and Fire Rescue operations. The decrease in leasing assets primarily resulted from early loan payoffs, the sale of a $9.6 million portion of the taxable leasing portfolio, and the continued runoff of the remaining taxable lease portfolio resulting from the company’s decision to no longer extend new leases to industrial customers. Financial services assets generally have repayment terms ranging from one to ten years. These assets are 91% and 87% leveraged as of December 31, 2004 and 2003, respectively, consistent with their overall quality; financial services debt was $178 million and $201 million at December 31, 2004 and 2003, respectively.
      Financial revenues totaled $12.2 million, $13.4 million and $16.1 million in 2004, 2003 and 2002, respectively. The decline in 2004 reflects the sale of a portion of the company’s taxable portfolio and lower financings of municipal product sales. The decline in 2003 reflected the company’s decision to cease financing new industrial product sales and lower lending rates due to a declining interest rate environment.
Financial Condition, Liquidity and Capital Resources
      During the three-year period ended December 31, 2004, the company utilized its cash flows from operations to pay cash dividends to shareholders, to fund sustaining and cost reduction capital needs of its operations, and to fund in whole or in part strategic acquisitions of companies operating in markets related to those already served by the company. Beyond these uses, remaining cash was used to pay down debt and to repurchase shares of common stock.
      In 2004, the company began classifying all cash flows from lease financing and other receivables as part of its operating activities. Cash flows from operating activities for the years ended December 31, 2003 and 2002 in the consolidated statement of cash flows have been revised to include changes in lease financing and other receivables which have been reclassified to conform to the 2004 presentation. Management decided to adopt the above-described method as a result of concerns raised by staff of the Securities and Exchange Commission regarding the company’s previous presentation. The company’s presentation of cash flows in previously issued financial statements reflected the following:

•	Financial services revenues were recorded as a component of net income which is included in cash flows from operating activities.

•	Principal extensions and principal collections under lease financing agreements were each included in cash flows from investing activities; no cash was received by the company on a consolidated basis when a sale, recognized as a sales-type lease, was made to a customer.

      The consolidated statement of cash flows has been adjusted to reflect the fact that there is no cash received by the consolidated entity upon the initial sale of inventory recognized as a sales-type lease and to properly classify cash receipts from the sale of inventory as operating activities. A reconciliation of amounts previously reported in the consolidated statement of cash flows to the amounts in the current presentation can be found in Note A — Significant Accounting Policies.
      The company’s cash and cash equivalents totaled $14.9 million, $10.0 million and $9.7 million as of December 31, 2004, 2003 and 2002, respectively. The following table summarizes the company’s cash flows for the three–year period ended December 31, 2004 ($ in millions):

	2004	2003	2002

Operating cash flow	$52.5	$70.3	$102.1
Dividends	(19.3)	(38.3)	(36.0)
Capital expenditures	(20.5)	(16.8)	(18.8)
Dispositions (acquisitions) of businesses	49.1	7.5	(48.1)
Purchases of treasury stock		(.1)	(4.4)
Borrowing activity, net	(62.4)	(22.2)	(1.1)
All other, net	5.5	(.1)	(.8)

Increase (decrease) in cash	$4.9	$.3	$(7.1)

      Operating cash flow declined to $52.5 million in 2004 from $70.3 million in 2003 due to operating losses incurred by the Fire Rescue Group and refuse truck body operations, higher corporate expenses, lower proceeds ($7.7 million) from the termination of interest rate swaps and incremental payments of $5.4 million relating to restructuring plans, partially offset by increased collections attributable to the company’s financial services activities and the sale of a portion of the taxable leasing portfolio. In addition, the company made contributions of $9.6 million to its pension plans in 2004 compared with $4.2 million in 2003. Operating cash flow in 2003 declined from $102.1 million in 2002, in large part reflecting lower earnings, an increase in lease financing receivables in 2003 compared to a significant decline in 2002, timing of customer advances, the disproportionate increase in foreign sales with longer payment terms and multi-year contracts. Cash flows in 2003 also benefited from favorable settlements of interest rate swaps and foreign currency hedges as well as continued improvements in inventory productivity as evidenced by inventory turns rising to 4.8 at December 31, 2003.
      In 2004, the company disposed of Justrite Manufacturing Company, L.L.C. and Technical Tooling, Inc. for cash proceeds of $40.1 million and $6.5 million, respectively. In addition, the company divested its 54% majority interest in Plastisol B.V. Holdings to the minority partner for $2.5 million in cash and a note receivable of $.4 million. These 2004 divestitures were in conjunction with the company’s restructuring initiatives announced in June 2004. In 2003, the company completed the sale of the Sign Group for cash of $7.5 million and a $4.2 million note receivable. The company acquired the refuse truck body businesses in 2002 for $101.3 million, funded with cash of $48.1 million and stock valued at $43.4 million plus the assumption of $9.8 million of debt.
      In 2004, the company repaid $62.4 million of debt by utilizing the proceeds from the sale of the three aforementioned businesses as well as the positive cash flow from operations. In June 2004, the company voluntarily reduced the size of its credit facility from $250 million to $200 million. At December 31, 2004, $45 million was outstanding under this agreement.
      In April 2003, Standard and Poor’s lowered the company’s debt rating from A-2 to A-3 making short-term borrowing in the commercial paper market no longer feasible. After drawing on a portion of the $300 million back-up credit facility to pay off the commercial paper outstandings, the company replaced the $300 million facility in 2003 with a $250 million unsecured revolving credit facility maturing in November 2006 bearing interest at a variable rate of LIBOR plus .83%. At December 31, 2003, $75 million was outstanding under this agreement. In June 2003, the company also secured $50 million in private placement financing with increments maturing in 2008, 2010 and 2013 bearing interest at a variable rate of LIBOR plus an average of 1.04%. The rating downgrade resulted in the company incurring an additional $1.0 million in borrowing costs in 2003. The incremental cost was partially offset by favorable interest rate swap agreements. The company paid down $22.2 million of borrowings in 2003.
      The company’s revolving credit facility contains covenants relating to a maximum debt-to-capitalization ratio, minimum interest coverage and minimum net worth. Due to weak operating results, the company’s results were below the minimum interest coverage covenant as of December 31, 2004. The company was granted a temporary waiver of this covenant until April 1, 2005. As of December 31, 2004, the company was in compliance with all financial covenants, as adjusted. At December 31, 2004, the company had borrowings of $45 million against its revolving credit facility. In January 2005, the company voluntarily reduced its revolving line of credit to $150 million due to reduced borrowing requirements. In March 2005, the company obtained a permanent amendment to its interest coverage covenant. At December 31, 2004, total manufacturing debt was $235 million, representing 37% of capitalization, down from 40% ($263 million) as of December 31, 2003. The company believes that its financial services assets, due to their improved overall quality, are capable of sustaining a leverage ratio of 91% at December 31, 2004. The company’s debt-to-capitalization ratio for its financial services activities was 91% and 87% as of December 31, 2004 and 2003, respectively.
      Cash dividends decreased to $19.3 million in 2004 from $38.3 million in 2003. In October 2003, the company announced a 50% reduction in the quarterly dividend to improve its long-term position in view of the further weakening of the US state and municipal markets and the lack of a conclusive rebound in the industrial economy; the company paid dividends of $.40 per share in 2004. Cash dividends in 2003 increased by $2.3 million from $36.0 million in 2002 due to the additional shares issued in late 2002 for the refuse acquisitions; the company paid dividends of $.80 per share in 2003. In February 2005, the company reduced its first quarter dividend to $.06 per share compared to $.10 per share in 2004.
      The company anticipates that its financial resources and major sources of liquidity, including cash flow from operations and borrowing capacity, will be adequate to meet its operating and capital needs in addition to its financial commitments.
Contractual Obligations and Commercial Commitments
      The following table presents a summary of the company’s contractual obligations and payments due by period as of December 31, 2004 ($ in millions):

	Payments Due by Period

		Less than			More than
	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years

Long-term debt	$358.6	$18.6	$111.3	$80.2	$148.5
Operating lease obligations	26.4	6.2	8.6	5.1	6.5
Fair value of interest rate swaps	5.9	.3	.8	.9	3.9
Fair value of foreign exchange contracts	(2.9)	(1.6)	(1.3)

Total contractual obligations	$388.0	$23.5	$119.4	$86.2	$158.9

      The company is party to various interest rate swap agreements in conjunction with the management of borrowing costs. As of December 31, 2004, the fair value of the company’s net position would result in cash payments of $5.9 million. Future changes in the US interest rate environment would correspondingly affect the fair value and ultimate settlement of the contracts.
      The company also enters into foreign currency forward contracts to protect against the variability in exchange rates on cash flows of its foreign subsidiaries. As of December 31, 2004, the unrealized gain on the company’s foreign exchange contracts totaled $2.9 million. Volatility in the future exchange rates between the US dollar and Euro and Canadian dollar will impact final settlement.

      The following table presents a summary of the company’s commercial commitments and the notional amount expiration by period ($ in millions):

	Notional Amount Expiration by Period

		Less than	1 - 3	3 - 5
	Total	1 Year	Years	Years

Security bonds for casualty insurance policies	$29.5	$29.5
Financial standby letters of credit	6.8	6.1	$.7
Guaranteed residual value obligations	3.4		2.8	$.6
Guarantees of the indebtedness of others	.7	.6	.1

Total commercial commitments	$40.4	$36.2	$3.6	$.6

      Security bonds for casualty insurance policies relate to the company’s workers’ compensation, automobile, general liability and product liability policies. Outstanding financial standby letters of credit represent guarantees of performance by foreign subsidiaries that engage in cross-border transactions with foreign customers.
      In limited circumstances, the company guarantees the residual value on vehicles in order to facilitate a sale. The company also guaranteed the debt of an independent dealer that sells the company’s vehicles. The company believes its risk of loss is low; no losses have been incurred to date. The inability of the company to enter into these types of arrangements in the future due to unforeseen circumstances is not expected to have a material impact on its financial position, results of operations or cash flows.
Critical Accounting Policies and Estimates
      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The company considers the following policies to be the most critical in understanding the judgments that are involved in the preparation of the company’s consolidated financial statements and the uncertainties that could impact the company’s financial condition, results of operations and cash flows.

Allowances for Doubtful Accounts
      The company performs ongoing credit evaluations of its customers. The company’s policy is to establish, on a quarterly basis, allowances for doubtful accounts based on factors such as historical loss trends, credit quality of the present portfolio, collateral value and general economic conditions. If the historical loss trend increased or decreased 10% in 2004, the company’s operating income would have decreased or increased by $.3 million, respectively. Though management considers the valuation of the allowances proper and adequate, changes in the economy and/or deterioration of the financial condition of the company’s customers could affect the reserve balances required.

Warranty Reserve
      The company’s products generally carry express warranties that provide repairs at no cost to the customer or the issuance of credit. The length of the warranty term depends on the product sold, but generally extends from six months to five years based on the terms that are generally accepted in the company’s marketplaces. Certain components necessary to manufacture the company’s vehicles (including chassis, engines and transmissions) are covered under an original manufacturers’ warranty. Such manufacturers’ warranties are extended directly to end customers.
      The company accrues its estimated exposure to warranty claims at the time of sale based upon historical warranty claim costs as a percentage of sales. Management reviews these estimates on a quarterly basis and adjusts the warranty provisions as actual experience differs from historical estimates. Infrequently, a material warranty issue can arise which is outside the norm of the company’s historical experience; costs related to such issues, if any, are provided for when they become probable and estimable.
      The company’s warranty cost as a percentage of net sales totaled 1.4% in 2004, 1.4% in 2003 and 1.0% in 2002. The increase in the rate in 2003 is primarily due to the acquisitions of the refuse truck body businesses in late 2002 which experience higher warranty claims due to their usage pattern, and to the introduction of new custom fire rescue vehicles that incurred higher warranty costs when used for the first time. Management believes the reserve recorded at December 31, 2004 is appropriate. A 10% increase or decrease in the estimated warranty costs in 2004 would have decreased or increased operating income by $1.6 million, respectively.

Worker’s Compensation and Product Liability Reserves
      The company is partially self-insured for worker’s compensation claims with various stop-loss thresholds. When a worker’s compensation claim is filed, a liability is estimated, if any is expected, to settle the claim. The establishment of a liability for unpaid claims, including claims incurred but not reported, is based on the assessment by the company’s claim administrator of each claim, management’s estimate of the nature and severity of total claims and an independent actuarial valuation. The company utilizes a third-party administrator to track and evaluate actual claims experience for consistency in the data used in the actuarial valuation. While management believes the current reserve is adequate, a 10% increase or decrease in the average cost per claim in 2004 would have decreased or increased operating income by $.3 million, respectively.
      Due to the nature of the products manufactured, the company is subject to product liability claims in the ordinary course of business. The company is partially self-insured for its product liability exposures; it records a reserve when a potential loss associated with an asserted claim is probable and reasonably estimable. The liability is based on an assessment of each claim by the company’s third party administrator, management’s current knowledge of the matter and consultation with counsel. Management believes that the reserve established at December 31, 2004 appropriately reflects the company’s risk exposure. The company has not established any reserve for potential losses resulting from hearing loss litigation (see Note N); if the company is not successful in its defense, it will record a charge for such claims at the time a judgment or settlement is made.

Goodwill Impairment
      In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, the company ceased amortization of goodwill and indefinite-lived intangible assets effective January 1, 2002. SFAS No. 142 also requires the company to test these assets annually for impairment; the company performs this test at the beginning of the fourth quarter unless impairment indicators arise earlier. The company continues to amortize definite-lived intangible assets over their useful life.
      A review for impairment requires judgment in estimated cash flows based upon estimates of future sales, operating income, working capital improvements and capital expenditures. Management utilizes a discounted cash flow approach to determine the fair value of the company’s reporting units. If the sum of the expected discounted cash flows of the reporting unit is less than its carrying value, an impairment loss is required against the unit’s goodwill.
      In accordance with SFAS No. 142’s transition rules, the company performed an assessment as of January 1, 2002, the date of the statement’s adoption. This evaluation resulted in an $8.0 million impairment charge in 2002 related to a niche Tool Group business. The annual testing conducted in 2003 and 2004 did not result in any impairment.
      Although management believes that the assumptions and estimates used were reasonable, a sensitivity analysis for each reporting unit is performed along with the impairment test. The analysis indicated that a 5% change in the operating margin assumption could result in a goodwill impairment in the Environmental Products Group of approximately $2 million. A significant portion of the goodwill in this group arose with the acquisitions of the refuse truck body businesses in 2002, which have had poor operating results since acquisition.
Financial Market Risk Management
      The company is subject to market risk associated with changes in interest rates and foreign exchange rates. To mitigate this risk, the company utilizes interest rate swaps and foreign currency options and forward contracts. The company does not hold or issue derivative financial instruments for trading or speculative purposes and is not party to leveraged derivatives.

Interest Rate Risk
      The company manages its exposure to interest rate movements by maintaining a proportionate relationship between fixed-rate debt to total debt generally within established percentages of between 40% and 60%. The company uses funded fixed-rate borrowings as well as interest rate swap agreements to balance its overall fixed/floating interest rate mix.
      Of the company’s debt at December 31, 2004, 43% was used to support financial services assets; the weighted average remaining life of those assets is typically under three years and the debt is match-funded to the financing assets.
      The following table presents the principal cash flows and weighted average interest rates by year of maturity for the company’s total debt obligations held at December 31, 2004 ($ in millions):

	Expected Maturity Date
								Fair
	2005	2006	2007	2008	2009	Thereafter	Total	Value

Fixed rate	$18.6	$83.6	$27.8	$35.2	$25.1	$118.3	$308.6	$310.3
Average interest rate	5.8%	5.8%	5.9%	5.8%	5.7%	5.5%
Variable rate	$52.4			$20.0		$30.0	$102.4	$102.4
Average interest rate	3.5%			4.8%		5.3%
      The following table presents notional amounts and weighted average interest rates by expected (contractual) maturity date for the company’s interest rate swap contracts held at December 31, 2004 ($ in millions). Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on implied forward rates in the yield curve at the reporting date.

	Expected Maturity Date
								Fair
	2005	2006	2007	2008	2009	Thereafter	Total	Value

Pay fixed, receive variable	$30.0	$10.0		$25.0	$10.0	$10.0	$85.0	$.8
Average pay rate	4.5%	3.8%		5.1%	3.8%	3.8%
Average receive rate	2.8%	3.3%		3.8%	3.9%	4.1%
Receive fixed, pay variable	$17.1	$17.1	$27.2	$35.2	$25.1	$98.3	$220.0	$(6.7)
Average pay rate	5.8%	6.3%	6.9%	6.6%	6.6%	6.4%
Average receive rate	6.5%	6.5%	6.6%	6.2%	6.1%	5.7%
      See Note H to the consolidated financial statements for a description of these agreements. All of the interest rate swap agreements qualify for hedge accounting treatment.

Foreign Exchange Rate Risk
      The company has foreign currency exposures related to buying and selling in currencies other than the local currency in which it operates. The company utilizes foreign currency options and forward contracts to manage these risks.

      The following table summarizes the company’s foreign currency derivative instruments as of December 31, 2004 by expected settlement date ($ in millions):

	Expected Settlement Date

	2005		2006

		Average		Average
	Notional	Contract	Notional	Contract		Fair
	Amount	Rate	Amount	Rate	Total	Value

Forward contracts:
Buy Euros, sell US dollars	$13.9	1.34			$13.9	$.1
Buy Canadian dollars, sell US dollars	7.1	1.40	$7.1	1.40	14.2	2.4
Other currencies	6.7				6.7

Total forward contracts	27.7		7.1		34.8	2.5
Options:
Buy Canadian dollars, sell US dollars	16.7	1.20			16.7	.4
Buy US dollars, sell Euros	8.4	1.20			8.4

Total options	25.1				25.1	.4

Total foreign currency derivatives	$52.8		$7.1		$59.9	$2.9

      See Note H to the consolidated financial statements for a description of these agreements. All of these derivative instruments qualify for hedge accounting treatment.
Other Matters
      The company has a business conduct policy applicable to all employees and regularly monitors compliance with that policy. The company has determined that it had no significant related party transactions for the three-year period ending December 31, 2004.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
      The information contained under the caption Market Risk Management included in Item 7 of this Form 10-K is incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data.
FEDERAL SIGNAL CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors
of Federal Signal Corporation
      We have audited the accompanying consolidated balance sheets of Federal Signal Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income (loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Federal Signal Corporation and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with US generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Federal Signal Corporation’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2005 expressed an unqualified opinion thereon.

Chicago, Illinois
March 9, 2005
except for Note E, as to which the date is
March 15, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors
of Federal Signal Corporation
      We have audited management’s assessment, included in Item 9A(b) of the accompanying Form 10-K, that Federal Signal Corporation maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Federal Signal Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that Federal Signal Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Federal Signal Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2004 and 2003, and the related consolidated statements of income (loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2004 of Federal Signal Corporation and our report dated March 9, 2005, except for Note E, as to which the date is March 15, 2005, expressed an unqualified opinion thereon.

Chicago, Illinois
March 9, 2005

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,

	2004	2003

	($ in millions)
ASSETS
Manufacturing activities:
Current assets
Cash and cash equivalents	$14.9	$10.0
Accounts receivable, net of allowances for doubtful accounts of $2.3 million and $2.5 million, respectively	200.6	185.9
Inventories — Note B	178.2	172.5
Other current assets	24.7	19.2

Total current assets	418.4	387.6
Properties and equipment — Note C	110.9	118.7
Other assets
Goodwill, net of accumulated amortization	352.5	350.6
Other deferred charges and assets	47.6	61.0

Total manufacturing assets	929.4	917.9
Net assets of discontinued operations		23.0
Financial services activities — Lease financing and other receivables, net of allowances for doubtful accounts of $3.9 million and $2.5 million, respectively, and net of unearned finance revenue — Note D	196.5	230.1

Total assets	$1,125.9	$1,171.0

LIABILITIES AND SHAREHOLDERS’ EQUITY
Manufacturing activities:
Current liabilities
Short-term borrowings — Note E	$18.9	$68.6
Accounts payable	79.6	76.2
Accrued liabilities
Compensation and withholding taxes	30.8	30.4
Customer deposits	24.5	21.2
Other	75.9	65.6
Income taxes		2.6

Total current liabilities	229.7	264.6
Long-term borrowings — Note E	215.7	194.1
Long-term pension and other liabilities	34.3	49.1
Deferred income taxes — Note F	55.1	39.4

Total manufacturing liabilities	534.8	547.2
Financial services activities — Borrowings — Note E	178.4	201.3

Total liabilities	713.2	748.5
Shareholders’ equity — Notes I and J
Common stock, $1 par value per share, 90.0 million shares authorized, 48.6 million and 48.4 million shares issued, respectively	48.6	48.4
Capital in excess of par value	94.4	91.9
Retained earnings — Note E	295.8	317.4
Treasury stock, .4 million and .5 million shares, respectively, at cost	(13.6)	(14.8)
Deferred stock awards	(3.1)	(2.3)
Accumulated other comprehensive income (loss)
Foreign currency translation	3.1	(3.7)
Net derivative loss, cash flow hedges	1.7	(.2)
Minimum pension liability	(14.2)	(14.2)

Total	(9.4)	(18.1)

Total shareholders’ equity	412.7	422.5

Total liabilities and shareholders’ equity	$1,125.9	$1,171.0

See notes to consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	For the Years Ended December 31,

	2004	2003	2002

	($ in millions, except per share data)
Net sales	$1,139.0	$1,150.7	$1,001.6
Costs and expenses
Cost of sales	(895.7)	(849.8)	(719.2)
Selling, general and administrative	(228.4)	(234.4)	(205.1)
Restructuring charges	(15.4)	(4.8)

Operating income (loss)	(.5)	61.7	77.3
Interest expense	(20.8)	(19.4)	(19.8)
Other expense, net	(4.0)	(.3)	(.6)

Income (loss) before income taxes	(25.3)	42.0	56.9
Income taxes — Note F	12.6	(6.9)	(13.4)

Income (loss) from continuing operations	(12.7)	35.1	43.5
Discontinued operations — Note L:
Income from operations, net of taxes of $2.2 million, $1.4 million and $1.4 million, respectively	3.7	2.6	2.7
Gain (loss) on dispositions, net of taxes (benefit) of $7.9 million and $(.2) million, respectively	6.7	(.4)
Cumulative effect of change in accounting, net of taxes			(8.0)

Net income (loss)	$(2.3)	$37.3	$38.2

Basic and diluted income (loss) per share
Income (loss) from continuing operations	$(.26)	$.73	$.95
Discontinued operations:
Income from operations, net of taxes	.08	.05	.06
Gain (loss) on dispositions, net of taxes	.14	(.01)
Cumulative effect of change in accounting, net of taxes			(.17)

Net income (loss)*	$(.05)	$.78	$.83

*	amounts may not add to total due to rounding
See notes to consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common	Capital in				Accumulated
	Stock	Excess of			Deferred	Other
	Par	Par	Retained	Treasury	Stock	Comprehensive
	Value	Value	Earnings	Stock	Awards	Loss	Total

	($ in millions)
Balance at December 31, 2001	$47.4	$73.2	$312.2	$(45.5)	$(2.2)	$(25.7)	$359.4
Comprehensive income:
Net income			38.2				38.2
Foreign currency translation						7.6	7.6
Unrealized losses on derivatives, net of $1.2 million tax benefit						(2.1)	(2.1)
Minimum pension liability, net of $8.1 million tax benefit						(13.8)	(13.8)

Comprehensive income							29.9
Issuance of stock for purchase of companies	.8	12.8		29.9			43.5
Cash dividends declared			(36.7)				(36.7)
Compensation plans:
Exercise of stock options	.2	4.0		(1.3)			2.9
Stock awards granted	.1	2.4			(2.5)		—
Related tax benefits		.1					.1
Amortization of deferred stock awards					1.5		1.5
Treasury stock:
Issuance				1.9			1.9
Purchases				(4.4)			(4.4)
Retirement	(.1)	(1.4)		1.5			—
Other				(.1)			(.1)

Balance at December 31, 2002	48.4	91.1	313.7	(18.0)	(3.2)	(34.0)	398.0
Comprehensive income:
Net income			37.3				37.3
Foreign currency translation						14.4	14.4
Unrealized gains on derivatives, net of $1.1 million tax expense						1.9	1.9
Minimum pension liability, net of $.2 million tax benefit						(.4)	(.4)

Comprehensive income							53.2
Cash dividends declared			(33.6)				(33.6)
Compensation plans:
Exercise of stock options		.1					.1
Stock awards granted		.8			(.8)		—
Related tax benefits		.2					.2
Amortization of deferred stock awards					1.2		1.2
Treasury stock:
Issuance				3.3			3.3
Purchases				(.1)			(.1)
Retirement		(.2)		.2			—
Other		(.1)		(.2)	.5		.2

Balance at December 31, 2003	48.4	91.9	317.4	(14.8)	(2.3)	(18.1)	422.5
Comprehensive income:
Net loss			(2.3)				(2.3)
Foreign currency translation						6.8	6.8
Unrealized gains on derivatives, net of $1.2 million tax expense						1.9	1.9

Comprehensive income							6.4
Cash dividends declared			(19.3)				(19.3)
Compensation plans:
Exercise of stock options	.1	.4					.5
Stock awards granted	.2	2.9		.1	(3.2)		—
Related tax benefits		.5					.5
Amortization of deferred stock awards					1.0		1.0
Other	(.1)	(1.3)		1.1	1.4		1.1

Balance at December 31, 2004	$48.6	$94.4	$295.8	$(13.6)	$(3.1)	$(9.4)	$412.7

See notes to consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,

	2004	2003	2002

	($ in millions)
Operating activities
Net income (loss)	$(2.3)	$37.3	$38.2
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of change in accounting			8.0
(Gain) loss on disposition of discontinued operations	(6.7)	.4
Depreciation and amortization	22.4	22.4	22.2
Non-cash restructuring charges	7.1	1.9
Loss on minority interest divestiture	2.9
Provision for doubtful accounts	3.3	3.2	1.7
Deferred income taxes	13.8	5.0	2.4
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions of companies
Accounts receivable	(14.5)	(5.6)	(5.1)
Inventories	(6.1)	6.8	(2.1)
Other current assets	3.0	1.4	(4.2)
Lease financing and other receivables	31.0	(5.1)	13.7
Accounts payable	2.5	1.9	12.1
Customer deposits	3.4	(9.6)	9.5
Accrued liabilities	7.7	4.8
Income taxes	(19.5)	(.1)	3.4
Other	4.5	5.6	2.3

Net cash provided by operating activities	52.5	70.3	102.1
Investing activities
Purchases of properties and equipment	(20.5)	(16.8)	(18.8)
Payments for purchases of companies, net of cash acquired, excludes $43.5 million of common stock issued in 2002			(48.1)
Proceeds from sales of discontinued operations	49.1	7.5
Other, net	5.5	(.8)	(4.1)

Net cash provided by (used for) investing activities	34.1	(10.1)	(71.0)

Financing activities
Reduction in short-term borrowings, net	(36.3)	(68.2)	(98.3)
Proceeds from issuance of long-term borrowings		46.0	97.2
Repayment of long-term borrowings	(26.1)
Purchases of treasury stock		(.1)	(4.4)
Cash dividends paid to shareholders	(19.3)	(38.3)	(36.0)
Other, net		.7	3.3

Net cash used for financing activities	(81.7)	(59.9)	(38.2)

Increase (decrease) in cash and cash equivalents	4.9	.3	(7.1)
Cash and cash equivalents at beginning of year	10.0	9.7	16.8

Cash and cash equivalents at end of year	$14.9	$10.0	$9.7

See notes to consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
NOTE A — SIGNIFICANT ACCOUNTING POLICIES
      Principles of consolidation: The consolidated financial statements include the accounts of Federal Signal Corporation and all of its subsidiaries. All significant intercompany balances and transactions have been eliminated.
      Change in presentation of cash flows from lease financing and other receivables: In 2004, the company began classifying all cash flows from lease financing and other receivables as part of its operating activities. Cash flows from operating activities for the years ended December 31, 2003 and 2002 in the consolidated statement of cash flows have been revised to include changes in lease financing and other receivables which have been reclassified to conform to the 2004 presentation. Management decided to adopt the above-described method as a result of concerns raised by staff of the Securities and Exchange Commission regarding the company’s previous presentation. The company’s presentation of cash flows in previously issued financial statements reflected the following:

•	Financial services revenues were recorded as a component of net income which is included in cash flows from operating activities.

•	Principal extensions and principal collections under lease financing agreements were each included in cash flows from investing activities; no cash was received by the company on a consolidated basis when a sale, recognized as a sales-type lease, was made to a customer.
      The consolidated statement of cash flows has been adjusted to reflect the fact that there is no cash received by the consolidated entity upon the initial sale of inventory recognized as a sales-type lease and to properly classify cash receipts from the sale of inventory as operating activities.
      A reconciliation of amounts previously reported in the consolidated statement of cash flows to the amounts in the current presentation follows:

	2003	2002

Net cash provided by operating activities
Previously reported	$75.4	$88.4
Change in operating asset — Lease financing and other receivables	(5.1)	13.7

Currently reported	$70.3	$102.1

Net cash used for investing activities
Previously reported	$(15.2)	$(57.3)
Amounts previously included and now reclassified to operating activities
Principal extensions under lease financing agreements	167.1	155.3
Principal collections under lease financing agreements	(162.0)	(169.0)

Change in operating asset — Lease financing and other receivables	5.1	(13.7)

Currently reported	$(10.1)	$(71.0)

      Cash equivalents: The company considers all highly liquid investments with a maturity of three-months or less, when purchased, to be cash equivalents.
      Accounts receivable and allowances for doubtful accounts: A receivable is considered past due if payments have not been received within agreed upon invoice terms. The company’s policy is generally to not charge interest on trade receivables after the invoice becomes past due. The company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
on the outstanding accounts receivable and outstanding lease financing and other receivables. The allowances are each maintained at a level considered appropriate based on historical and other factors that affect collectibility. These factors include historical trends of write-offs, recoveries and credit losses; portfolio credit quality; and current and projected economic and market conditions. If the financial condition of the company’s customers were to deteriorate, resulting in an impairment of the ability to make payments, additional allowances may be required.
      Inventories: Inventories are stated at the lower of cost or market. At December 31, 2004 and 2003, approximately 49% and 54% of the company’s inventories are costed using the FIFO (first-in, first-out) method, respectively. The remaining portion of the company’s inventories is costed using the LIFO (last-in, first-out) method.
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
      Stock-based compensation plans: The company has two stock-based compensation plans, which are described more fully in Note I. The company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. Stock compensation expense reflected in net income relates to restricted stock awards which vest over four years. With regard to stock options granted, no stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock at the date of grant.
      The weighted average fair value per share of options granted was $5.96 in 2004, $2.97 in 2003 and $4.52 in 2002. The fair value of options was estimated at the grant date using a Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rates of 3.5% in 2004, 3.6% in 2003 and 2.7% in 2002; dividend yield of 2.1% in 2004, 4.5% in 2003 and 4.1% in 2002; market volatility of the company’s common stock of .32 in 2004 and .28 in 2003 and 2002; and a weighted average expected life of the options of approximately 8 years for 2004, 2003 and 2002.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table illustrates the effect on net income and earnings per share for the three-year period ended December 31, 2004 if the company had applied fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, to all stock-based employee compensation. For purposes of pro forma disclosure, the estimated fair value of the options using a Black-Scholes option pricing model is amortized to expense over the option’s vesting period.

	2004	2003	2002

Reported net income (loss)	$(2.3)	$37.3	$38.2
Add: Stock-based employee compensation expense included in reported net income (loss) net of related tax effects	.6	.7	1.0
Deduct: Total stock-based employee compensation expense determined under the fair-value method for all awards, net of related tax effects	(2.3)	(1.5)	(2.1)

Pro forma net income (loss)	$(4.0)	$36.5	$37.1

Basic and diluted net income (loss) per common share
Reported net income (loss)	$(.05)	$.78	$.83
Pro forma net income (loss)	$(.08)	$.76	$.81
      The intent of the Black-Scholes option valuation model is to provide estimates of fair values of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the use of highly subjective assumptions including expected stock price volatility. The company has utilized the Black-Scholes method to produce the pro forma disclosures required under SFAS Nos. 123 and 148. In management’s opinion, existing valuation models do not necessarily provide a reliable single measure of the fair value of its employee stock options because the company’s employee stock options have significantly different characteristics from those of traded options and the assumptions used in applying option valuation methodologies, including the Black-Scholes model, are highly subjective.
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
      Warranty: Sales of many of the company’s products carry express warranties based on the terms that are generally accepted in the company’s marketplaces. The company records provisions for estimated warranty at the time of sale based on historical experience and periodically adjusts these provisions to reflect actual experience. Infrequently, a material warranty issue can arise which is beyond the scope of the company’s historical experience. The company provides for these issues as they become probable and estimable.
      Product liability and workers’ compensation liability: Due to the nature of the company’s products, the company is subject to claims for product liability and workers’ compensation in the normal course of business. The company is self-insured for a portion of these claims. The company establishes a liability using a third-party actuary for any known outstanding matters, including a reserve for claims incurred but not yet reported.
      Financial instruments: The company enters into agreements (derivative financial instruments) to manage the risks associated with interest rates and foreign exchange rates. The company does not actively trade such instruments nor enter into such agreements for speculative purposes. The company principally utilizes two types of derivative financial instruments: 1) interest rate swaps to manage its interest rate risk, and 2) foreign currency forward exchange and option contracts to manage risks associated with sales and expenses (forecast or committed) denominated in foreign currencies.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Cash flow hedge: A hedge of a forecast transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability is declared as a cash flow hedge. The effective portion of the change in the fair value of a derivative that is declared as a cash flow hedge is recorded in accumulated other comprehensive income. When the hedged item impacts the income statement, the gain or loss included in accumulated other comprehensive income is reported on the same line in the consolidated statements of income as the hedged item. In addition, both the fair value of changes excluded from the company’s effectiveness assessments and the ineffective portion of the changes in the fair value of derivatives used as cash flow hedges are reported in selling, general and administrative expenses in the consolidated statements of income.
      The company formally documents its hedge relationships, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. Derivatives are recorded in the consolidated balance sheets at fair value in other assets and other liabilities. This process includes linking derivatives that are designated as hedges of specific forecast transactions. The company also formally assesses, both at inception and at least quarterly thereafter, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in either the fair value or cash flows of the hedged item. If it is determined that a derivative ceases to be a highly effective hedge, or if the anticipated transaction is no longer likely to occur, the company discontinues hedge accounting, and any deferred gains or losses are recorded in selling, general and administrative expenses. Amounts related to terminated interest rate swaps are deferred and amortized as an adjustment to interest expense over the original period of interest exposure, provided the designated liability continues to exist or is probable of occurring.
      Revenue recognition: The company recognizes sales when all of the following are satisfied: persuasive evidence of an arrangement exists, the price is fixed or determinable, collectibility is reasonably assured and delivery has occurred or services have been rendered. In most instances, this occurs at the time that title passes to the customer based on the respective sales agreement. Infrequently, a sales contract qualifies for percentage of completion or for multiple-element accounting. For percentage of completion revenues, the company utilizes the cost-to-cost method. At the inception of a sales-type lease, the company records the product sales price and related costs and expenses of the sale. Financing revenues are included in income over the life of the lease. Management believes that all relevant criteria and conditions are considered when recognizing revenues.
      Product shipping costs: Product shipping costs are expensed as incurred and are included in cost of sales.
      Income per share: Basic net income per share is calculated using income available to common shareholders (net income) divided by the weighted average number of common shares outstanding during the year. Diluted net income per share is calculated in the same manner except that the denominator is increased to include the weighted number of additional shares that would have been outstanding had dilutive stock option shares been actually issued. The company uses the treasury stock method to calculate dilutive shares. See Note P for the calculation of basic and diluted net income per share.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE B — INVENTORIES
      Inventories at December 31 are summarized as follows:

	2004	2003

Finished goods	$49.0	$48.9
Work in process	50.8	60.4
Raw materials	78.4	63.2

Total inventories	$178.2	$172.5

      If the company had used the first-in, first-out cost method exclusively, which approximates replacement cost, inventories would have aggregated $189.9 million and $180.2 million at December 31, 2004 and 2003, respectively.
NOTE C — PROPERTIES AND EQUIPMENT
      Properties and equipment at December 31 are summarized as follows:

	2004	2003

Land	$9.2	$9.5
Buildings and improvements	62.0	58.7
Machinery and equipment	233.9	226.6
Accumulated depreciation	(194.2)	(176.1)

Total properties and equipment	$110.9	$118.7

NOTE D — LEASE FINANCING AND OTHER RECEIVABLES
      As an added service to its customers, the company is engaged in financial services activities. These activities primarily consist of providing long-term financing for certain US customers purchasing vehicle-based products from the company’s Environmental Products and Fire Rescue groups. A substantial portion of these receivables is due from municipalities and volunteer fire departments. Financing is provided through sales-type lease contracts with terms that generally range from one to ten years. The amounts recorded as lease financing receivables represent amounts equivalent to normal selling prices less subsequent customer payments.
      Leases past due more than 120 days are evaluated and a determination made whether or not to place the lease in a non-accrual status based upon customer payment history and other relevant information at the time of the evaluation.
      Lease financing and other receivables will become due as follows: $76.6 million in 2005, $29.5 million in 2006, $23.4 million in 2007, $18.9 million in 2008, $15.6 million in 2009 and $36.4 million thereafter. At December 31, 2004 and 2003, unearned finance revenue on these leases aggregated $24.5 million and $32.1 million, respectively.
NOTE E — DEBT
      Short-term borrowings at December 31 consisted of the following:

	2004	2003

Revolving credit facility	$45.0	$75.0
Notes payable	7.4	4.7
Current maturities of long-term debt	18.6	25.2

Total short-term borrowings	$71.0	$104.9

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Of the above amounts, $52.1 million and $36.3 million are classified as financial services activities borrowings at December 31, 2004 and 2003, respectively.
      In April 2003, Standard and Poor’s downgraded the company’s debt rating from A-2 to A-3; as a result, the company stopped issuing commercial paper and drew necessary funds on its $300.0 million unsecured revolving bank facility. In June 2003, the company entered into a new $250.0 million unsecured revolving credit facility maturing in November 2006 with a syndicate of banks. The facility replaced the existing $300.0 million credit facility. At December 31, 2003, $75.0 million was outstanding under this agreement bearing interest at a variable rate of LIBOR plus ..83%. The facility includes covenants relating to a maximum debt-to-capitalization ratio, minimum net worth and minimum interest coverage ratio.
      In June 2004, the company renegotiated its revolving credit facility covenants to exclude restructuring and other one-time charges, to reduce the minimum interest coverage ratio from 3.0 to 2.5 and to voluntarily reduce the size of the credit facility from $250.0 million to $200.0 million. The company’s results for the year ended December 31, 2004 were below the minimum interest coverage covenant as of December 31, 2004. The company obtained a temporary waiver of this interest coverage covenant from 2.5 to 1.9 until April 1, 2005. The company was in compliance with all of its covenants, as adjusted, as of December 31, 2004. As of December 31, 2004, $45.0 million was outstanding under this facility bearing interest at a variable rate of LIBOR plus ..83%. After year-end, due to reduced borrowing requirements, the company voluntarily reduced its revolving credit line to $150 million, effective January 31, 2005. On March 15, 2005, the company obtained a permanent amendment to the interest coverage covenant. This amendment redefined the coverage ratio and reset the required minimum level to 2.0 for December 31, 2004 to June 30, 2005 and 2.5 for September 30, 2005 and thereafter. The company was in compliance with the amended covenant at December 31, 2004 and expects to remain in compliance with its covenants.
      Weighted average interest rates on short-term borrowings were 3.28% and 2.17% at December 31, 2004 and 2003, respectively.
      Long-term borrowings at December 31 consisted of the following:

	2004	2003

Unsecured borrowings:
6.79% note due in annual installments of $10.0 million due 2007-2011	$50.0	$50.0
6.37% note due in annual installments of $10.0 million due 2005-2008	40.0	50.0
6.60% note due in annual installments of $7.1 million due 2005-2011	50.0	50.0
4.93% note due in annual installments of $8.0 million due 2008-2012	40.0	40.0
5.24% note due 2012	60.0	60.0
5.49% note due 2006	65.0	65.0
7.99% note due 2004		15.0
Floating rate (3.59% and 2.21% at December 31, 2004 and 2003, respectively) note due 2008-2013	50.0	50.0
Other	3.6	.6

	358.6	380.6
Fair value of interest rate swaps	(6.7)	(7.9)
Unamortized balance of terminated fair value interest rate swaps	8.7	11.6

	360.6	384.3
Less current maturities	(18.6)	(25.2)

Total long-term borrowings	$342.0	$359.1

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Of the above amounts, $126.3 million and $165.0 million are classified as financial services activities borrowings at December 31, 2004 and 2003, respectively.
      In June 2003, the company entered into a $50.0 million private placement agreement to reduce reliance on short-term debt. The agreement bears interest at a variable rate of LIBOR plus an average of 1.04% with $20.0 million maturing in 2008, $20.0 million in 2010 and $10.0 million in 2013.
      Aggregate maturities of long-term debt amount to approximately $18.6 million in 2005, $83.6 million in 2006, $27.8 million in 2007, $55.2 million in 2008, $25.1 million in 2009 and $148.3 million thereafter. The fair values of these borrowings aggregated $360.3 million and $389.6 million at December 31, 2004 and 2003, respectively.
      For each of the above long-term notes, significant covenants consist of a maximum debt-to-capitalization ratio and minimum net worth. At December 31, 2004, all of the company’s retained earnings were free of any restrictions and the company was in compliance with the financial covenants of its long-term debt agreements.
      At December 31, 2004 and 2003, deferred financing fees totaled $1.8 million and $2.3 million, respectively.
      The company paid interest of $24.1 million in 2004, $21.3 million in 2003 and $20.7 million in 2002. See Note H regarding the company’s utilization of derivative financial instruments relating to outstanding debt.
NOTE F — INCOME TAXES
      The provisions for income taxes for the three-year period ended December 31, 2004 consisted of the following:

	2004	2003	2002

Current:
Federal	$(32.7)	$(6.0)	$4.0
Foreign	6.4	7.0	6.0
State and local	(.1)	.9	1.0

	(26.4)	1.9	11.0

Deferred:
Federal	15.5	6.2	2.4
Foreign	(1.0)	(.8)	(.7)
State and local	(.7)	(.4)	.7

	13.8	5.0	2.4

Total income taxes	$(12.6)	$6.9	$13.4

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Differences between the statutory federal income tax rate and the effective income tax rate for the three-year period ended December 31, 2004 are summarized below:

	2004	2003	2002

Statutory federal income tax rate	(35.0)%	35.0%	35.0%
State income taxes, net of federal tax benefit	(3.0)	1.4	1.5
Tax-exempt interest	(11.1)	(7.0)	(5.7)
Benefits from shutdown of U.K. facility		(6.7)
Exports benefit	(4.3)	(2.4)	(1.6)
R&D tax credits	(4.6)	(2.1)	(1.3)
Reduction for prior years taxes	(.6)	.1	(2.3)
Valuation allowances — foreign net operating losses	11.3	1.3	.6
Other, net	(2.5)	(3.1)	(2.6)

Effective income tax rate	(49.8)%	16.5%	23.6%

      Deferred income tax assets and liabilities at December 31 are summarized as follows:

	2004	2003

Deferred tax assets:
Accrued expenses	$16.9	$14.6
Net operating loss, alternative minimum tax, research and development, and foreign tax credit carry forwards	14.5	7.2
Pension liabilities		5.7
Other		6.0

Gross deferred tax assets	31.4	33.5
Valuation allowance	(7.5)	(7.2)

Total deferred tax assets	23.9	26.3

Deferred tax liabilities:
Depreciation and amortization	(49.6)	(44.1)
Revenue recognition	(2.6)	(3.7)
Pension liabilities	(3.5)
Undistributed earnings of non-US subsidiary	(5.6)	(5.0)
Other	(2.9)

Gross deferred tax liabilities	(64.2)	(52.8)

Net deferred tax liability	$(40.3)	$(26.5)

      On October 22, 2004, the American Jobs Creation Act was signed into law. One provision of the legislation allows for repatriated foreign earnings, after meeting certain thresholds, to be taxed at 5.25%. The company may elect to avail itself of this legislation, and is in the process of evaluating the effects of this repatriation provision. The company expects to complete its evaluation within a reasonable period of time once clarifying language has been issued by Congress and the Internal Revenue Service. The range of possible dividend amounts that may qualify under this legislation is between zero and $104.0 million. The related range of potential income tax provision required is between zero and $6.0 million.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Federal and state income taxes have not been provided on accumulated undistributed earnings of certain foreign subsidiaries aggregating approximately $88 million at December 31, 2004, as such earnings have been reinvested in the business. The determination of the amount of the unrecognized deferred tax liability related to the undistributed earnings is not practicable.
      The company incurred a domestic tax loss in 2004 estimated at $6.0 million which may be carried forward for 20 years expiring in 2024.
      The company has the following estimated credit carry forwards and expiration dates:

Credit Carryforward	Amount	Expiration

Research & development	$3.9	2022 – 2024
Alternative minimum tax	1.6	None
Foreign tax credit	1.3	2013

Total	$6.8

      The tax effect of foreign net operating losses in deferred tax assets expire as follows:

Country	Amount	Expiration

Canada	$3.7	Over 90% in 2014
All other	3.0	None

Total	$6.7

      The company has a net valuation allowance of $6.5 million for the above net operating losses and foreign tax credits.
      The company also has state net operating loss carryforwards of $25.0 million, a majority of which expires in 2016. The approximate value of these carryforwards is $1.1 million for which a valuation allowance of $1.0 million is recorded.
      The net deferred tax liability at December 31 is classified in the balance sheet as follows:

	2004	2003

Current net deferred tax assets	$14.8	$12.9
Long-term net deferred tax liability	(55.1)	(39.4)

	$(40.3)	$(26.5)

      The company paid income taxes of $6.3 million in 2004, $9.7 million in 2003 and $8.7 million in 2002.
      Income from continuing operations before taxes for the three-year period ended December 31, 2004 consisted of the following:

	2004	2003	2002

United States	$(31.8)	$23.4	$40.7
Non-US	6.5	18.6	16.2

	$(25.3)	$42.0	$56.9

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE G — POSTRETIREMENT BENEFITS
      The company and its subsidiaries sponsor a number of defined benefit retirement plans in the US covering certain of its salaried and hourly employees. Benefits under these plans are primarily based on final average compensation and years of service as defined within the provisions of the individual plans. The company also participates in several retirement plans that provide defined benefits to employees under certain collective bargaining agreements.
      Through 2002, a wholly-owned subsidiary sponsored a defined benefit plan for substantially all of its employees in the United Kingdom (non-US benefit plan). Benefits under this plan were based on final compensation and years of service as defined within the provisions of the plan. Effective December 31, 2002, the company curtailed the plan to reduce its cost structure. The curtailment froze each employee’s benefits, to be adjusted for inflation.
      The company uses December 31 and September 30 measurement dates for its US and non-US benefit plans, respectively.
      The components of net periodic pension expense for the three-year period ended December 31, 2004 are summarized as follows:

	US Benefit Plans			Non-US Benefit Plan

	2004	2003	2002	2004	2003	2002

Company-sponsored plans
Service cost	$4.6	$4.1	$3.3	$.2	$.2	$.5
Interest cost	7.7	7.1	5.4	2.6	2.2	2.1
Expected return on plan assets	(8.2)	(7.8)	(7.1)	(3.2)	(2.7)	(2.7)
Amortization of transition amount	(.2)	(.2)	(.2)
Other	1.6	.9	.1	.9	.8	.3

	5.5	4.1	1.5	.5	.5	.2
Multiemployer plans	.2	.2	.4

Net periodic pension expense	$5.7	$4.3	$1.9	$.5	$.5	$.2

      The following table summarizes the weighted-average assumptions used in determining pension costs for the three-year period ended December 31, 2004:

	US Benefit Plans			Non-US Benefit Plan

	2004	2003	2002	2004	2003	2002

Discount rate	6.25%	6.75%	7.30%	5.50%	5.50%	6.25%
Rate of increase in compensation levels	3.50%	3.50%	3.50%	NA*	2.50%	2.50%
Expected long term rate of return on plan assets	9.00%	9.00%	9.50%	8.30%	8.00%	8.00%

*	Non-US plan benefits are no longer adjusted for compensation level changes

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following summarizes the changes in the projected benefit obligation and plan assets, the funded status of the company-sponsored plans and the major assumptions used to determine these amounts at December 31:

			Non-US Benefit
	US Benefit Plans		Plan

	2004	2003	2004	2003

Projected benefit obligation at beginning of year	$120.9	$106.0	$46.3	$40.9
Service cost	4.6	4.1	.2	.2
Interest cost	7.7	7.1	2.6	2.2
Actuarial loss (gain)	4.4	6.9	(1.5)	2.4
Benefits paid	(3.4)	(3.2)	(2.1)	(1.9)
Increase due to translation			3.8	2.5

Projected benefit obligation at end of year	$134.2	$120.9	$49.3	$46.3

Accumulated benefit obligation at end of year	$117.6	$105.6	$49.3	$46.3

Fair value of plan assets at beginning of year	$88.6	$74.1	$38.2	$34.1
Actual return on plan assets	8.6	13.9	3.6	3.6
Company contribution	8.8	3.8	.8	.4
Benefits and expenses paid	(3.4)	(3.2)	(2.3)	(2.1)
Increase due to translation			3.2	2.1

Fair value of plan assets at end of year	$102.6	$88.6	$43.5	$38.1

Funded status of plan at end of year	$(31.6)	$(32.3)	$(5.8)	$(8.2)
Unrecognized actuarial loss	39.2	36.2	13.5	14.8
Unrecognized prior service cost	1.7	1.9
Unrecognized net transition obligation	(.1)	.1

Net amount recognized as prepaid benefit cost in the balance sheet	$9.2	$5.9	$7.7	$6.6

Amounts recognized in the balance sheet consist of:
Prepaid benefit cost	$9.2	$14.3	$7.7	$6.6
Accrued benefit liability	(24.2)	(32.8)
Intangible asset	1.7	1.9
Accumulated other comprehensive income, pre-tax	22.5	22.5

Net amount recognized	$9.2	$5.9	$7.7	$6.6

      The following table summarizes the weighted-average assumptions used in determining benefit obligations as of December 31, 2004 and 2003:

	US		Non-US
	Benefit Plans		Benefit Plan

	2004	2003	2004	2003

Discount rate	6.00%	6.25%	5.75%	5.50%
Rate of increase in compensation levels	3.50%	3.50%
Expected long-term rate of return on plan assets	9.00%	9.00%	8.30%	8.00%

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes the company’s asset allocations for its benefits plans as of December 31, 2004 and 2003 and the target allocation for 2005 by asset category:

	US Benefit Plans			Non-US Benefit Plan

	Percentage of			Percentage of
	Plan Assets			Plan Assets
	as of		Target	as of		Target
	December 31,		Allocation	September 30,		Allocation

	2004	2003	2005	2004	2003	2005

Equity securities	77%	80%	75%	57%	36%	60%
Fixed income securities	23%	20%	25%	42%	54%	40%
Cash				1%	10%

Total	100%	100%	100%	100%	100%	100%

      The investment strategy for the US benefit plans is to 1) maintain a liquid, diversified portfolio that can provide a weighted-average target return of 9% or more, 2) maintain liquidity to meet obligations and 3) prudently manage administrative and management costs. The plan invests in equity and fixed income instruments. The equity allocation has an upper limit of 80% of plan assets with US equities comprising 50% to 80% while company stock may comprise up to 10%. The fixed income allocation has an upper limit 40% of plan assets with US high grade fixed income securities comprising 15% to 40%; US high yield fixed income investments may comprise up to 15% of plan assets. The use of derivatives is allowed in limited circumstances. The plan held no derivatives during the years ended December 31, 2004 and 2003.
      As of December 31, 2004 and 2003, equity securities included .3 million and .5 million shares of the company’s common stock valued at $6.0 million and $8.8 million, respectively. Dividends paid on the company’s common stock to the pension trusts aggregated $.2 million and $.4 million for each of the years ended December 31, 2004 and 2003, respectively.
      Plan assets for the non-US benefit plans consist principally of a diversified portfolio of equity securities, U.K. government obligations and fixed interest securities.
      The company expects to contribute $5.0 million or more to the US benefit plans in 2005. Contributions to the plans will be based on such factors as annual service cost as well as impacts to plan asset values, interest rate movements and benefit payments.
      The following table presents the benefits expected to be paid under the company’s defined benefit plans in each of the next five years, and in aggregate for the five years thereafter:

	US	Non-US
	Benefit Plans	Benefit Plan

2005	$3.6	$2.3
2006	3.9	2.4
2007	4.2	2.5
2008	4.7	2.7
2009	5.2	2.8
2010-2014	37.3	17.1

	$58.9	$29.8

      The company also sponsors a number of defined contribution pension plans covering a majority of its employees. Participation in the plans is at each employee’s election. Company contributions to these plans are based on a percentage of employee contributions. The cost of these plans, including the plans of companies

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
acquired during the three-year period ended December 31, 2004, was $6.0 million in 2004, $5.2 million in 2003 and $5.4 million in 2002.
      Prior to September 30, 2003, the company also provided medical benefits to certain eligible retired employees. These benefits were funded when the claims were incurred. Participants generally became eligible for these benefits at age 60 after completing at least fifteen years of service. The plan provided for the payment of specified percentages of medical expenses reduced by any deductible and payments made by other primary group coverage and government programs. Effective September 30, 2003, the company amended the retiree medical plan that effectively canceled coverage for all eligible active employees except for retirees and a limited group that qualified under a formula based on age and years of service. Accumulated postretirement benefit liabilities of $4.3 million and $4.8 million at December 31, 2004 and 2003, respectively, were fully accrued. The net periodic postretirement benefit costs have not been significant during the three-year period ended December 31, 2004.
      In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) became law. The Act introduced a prescription drug benefit under Medicare and a federal subsidy to sponsors of certain retiree health care benefit plans. The Act did not have a material impact on the company’s accumulated postretirement obligations, results of operations or cash flows.
NOTE H — DERIVATIVE FINANCIAL INSTRUMENTS
      All derivative financial instruments are reported on the balance sheet at their respective fair values. Changes in fair value are recognized either in earnings or equity, depending on the nature of the underlying exposure being hedged and how effective a derivative is at offsetting price movements in the underlying exposure. All of the company’s derivative positions existing at December 31, 2004 qualified for hedge accounting under SFAS No. 133. Derivatives documentation policies comply with the standard’s requirements.
      To manage interest costs, the company utilizes interest rate swaps in combination with its funded debt. On balance, interest rate swaps executed in conjunction with long-term private placements effectively converted fixed rate debt to variable rate debt. At December 31, 2004, the company’s receive fixed, pay variable swap agreements with financial institutions terminate in varying amounts between 2005 to 2012. These agreements are designated as fair value hedges.
      At December 31, 2004, the company was also party to interest rate swap agreements with financial institutions in which the company pays interest at a fixed rate and receives interest at variable LIBOR rates. These derivative instruments terminate in varying amounts between 2005 to 2010. These interest rate swap agreements are designated as cash flow hedges.
      The fair values of interest rate swaps are based on quotes from financial institutions. The following table summarizes the company’s interest rate swaps at December 31, 2004 and 2003:

	Fair Value Swaps		Cash Flow Swaps

	2004	2003	2004	2003

Notional amount	$220.0	$285.0	$85.0	$115.0
Fair value	(6.7)	(7.9)	.8	(1.5)
Average pay rate	5.5%	3.9%	4.4%	4.3%
Average receive rate	6.0%	6.0%	2.5%	1.2%
      The company cancelled various interest rate swaps associated with its debt portfolio in response to movements in the interest rate market. These transactions resulted in a cash payment of $.5 million in 2004 and cash receipts of $7.2 million in 2003 and $4.6 million in 2002. The associated gains were deferred and are

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
being amortized as a reduction to interest expense over the life of the underlying debt. The unamortized balance of these gains at December 31, 2004 and 2003 was $9.8 million and $13.0 million, respectively.
      The company designates foreign currency forward exchange contracts as fair value hedges to protect against the variability in exchange rates on short-term intercompany borrowings and firm commitments denominated in foreign currencies. These derivative instruments mature in 2005.
      The company also manages the volatility of cash flows caused by fluctuations in currency rates by entering into foreign exchange forward contracts and options. These derivative instruments hedge portions of the company’s anticipated third-party purchases and forecasted intercompany sales denominated in foreign currencies and mature from 2005 to 2006.
      The following table summarizes the company’s foreign exchange contracts at December 31, 2004 and 2003:

	2004		2003

	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value

Fair value forwards	$9.9	$(.1)	$22.0	$.3
Cash flow forwards	24.9	2.6	37.4	2.2
Options	25.1	.4

Total	$59.9	$2.9	$59.4	$2.5

      The company expects $1.6 million of net gains that are reported in accumulated other comprehensive income as of December 31, 2004 to be reclassified into earnings in 2005 as the respective hedged transactions will affect 2005 earnings.
NOTE I — STOCK-BASED COMPENSATION
      The company’s stock benefit plans, approved by the company’s shareholders, authorize the grant of benefit shares or units to key employees and directors. The plan approved in 1988 authorized, until May 1998, the grant of up to 2.7 million benefit shares or units (as adjusted for subsequent stock splits and dividends).
      The plan approved in 1996 and amended in 1999 and 2003 authorized the grant of up to 4.0 million benefit shares or units until April 2006. These share or unit amounts exclude amounts that were issued under predecessor plans. Benefit shares or units include incentive and non-incentive stock options, stock awards and other stock units. The plan approved in December 2001 authorized the grant of up to 1.0 million benefit shares until December 2011. No grants were made under this plan and the plan was canceled in July 2002.
      Stock options are primarily granted at the fair market value of the shares on the date of grant and normally become exercisable one year after grant at a rate of one-half annually and are exercisable in full on the second anniversary date. All options and rights must be exercised within ten years from date of grant. At the company’s discretion, vested stock option holders are permitted to elect an alternative settlement method in lieu of purchasing common stock at the option price. The alternative settlement method permits the employee to receive, without payment to the company, cash, shares of common stock or a combination thereof equal to the excess of market value of common stock over the option purchase price. The company intends to settle all such options in common stock.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Stock option activity for the three-year period ended December 31, 2004 was as follows:

				Weighted Average
	Option Shares			Price per Share ($)

	2004	2003	2002	2004	2003	2002

	(in millions)
Outstanding at beginning of year	2.4	2.2	2.3	20.06	21.33	20.86
Granted	.5	.5	.2	18.74	15.37	22.84
Cancelled or expired	(.2)	(.3)	(.1)	20.14	20.92	21.87
Exercised	(.1)		(.2)	15.65	18.84	18.09

Outstanding at end of year	2.6	2.4	2.2	19.84	20.06	21.33

Exercisable at end of year	1.8	1.5	1.5	20.70	21.25	21.28

      The following table summarizes information concerning stock options outstanding as of December 31, 2004 under all plans:

	Options Remaining			Options Exercisable

			Weighted		Weighted
		Weighted	Average		Average
		Average	Exercise		Exercise
Range of Exercise Prices	Shares	Remaining Life	Price	Shares	Price

	(in millions)	(in years)		(in millions)
$14.01 - $16.00	.3	8.4	$14.98	.1	$14.45
16.01 - 18.00	.4	6.9	16.30	.2	16.16
18.01 - 20.00	.5	9.0	18.83	.2	18.92
20.01 - 22.00	.7	4.7	21.08	.7	21.04
22.01 - 24.00	.5	4.4	23.44	.4	23.53
24.01 - 26.00	.2	2.2	24.93	.2	24.80

	2.6	6.1	$19.84	1.8	$20.70

      Stock award shares are granted to employees at no cost. Awards primarily vest at the rate of 25% annually commencing one year from the date of award, provided the recipient is still employed by the company on the vesting date. The cost of stock awards, based on the fair market value at the date of grant, is being charged to expense over the four-year vesting period. The following table summarizes stock award grants for the three-year period ended December 31, 2004:

	2004	2003	2002

Number of shares granted (in millions)	.2	.0	.1
Fair value of shares granted	$3.2	$.8	$2.5
Weighted average fair value per share	$19.19	$15.81	$22.73
Compensation expense recorded	$1.0	$1.2	$1.5
      Under the 1988 plan, no benefit shares or units were available for future grant during the three-year period ending December 31, 2004. Under the 1996 plan, as amended, the following benefit shares or units were available for future grant: .8 million at December 31, 2004, 1.2 million at December 31, 2003 and .1 million at December 31, 2002.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE J — SHAREHOLDERS’ EQUITY
      The company’s board of directors has the authority to issue 90.0 million shares of common stock at a par value of $1 per share. The holders of common stock (i) may receive dividends subject to all of the rights of the holders of preference stock, (ii) shall be entitled to share ratably upon any liquidation of the company in the assets of the company, if any, remaining after payment in full to the holders of preference stock and (iii) receive one vote for each common share held and shall vote together share for share with the holders of voting shares of preference stock as one class for the election of directors and for all other purposes. The company has 48.6 million and 48.4 million common shares issued as of December 31, 2004 and 2003, respectively. Of those amounts 48.2 million and 47.9 million common shares were outstanding as of December 31, 2004 and 2003, respectively.
      The company’s board of directors is also authorized to provide for the issuance of .8 million shares of preference stock at a par value of $1 per share. The authority of the board of directors includes, but is not limited to, the determination of the dividend rate, voting rights, conversion and redemption features and liquidation preferences. The company has not issued any preference stock as of December 31, 2004.
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
NOTE K — ACQUISITIONS
      In September 2002, the company acquired Leach Company (“Leach”), a leading manufacturer of rear load refuse collection bodies located in Oshkosh, Wisconsin. Leach, whose market strength is primarily in government and municipal markets, utilizes a dealer channel similar to other Environmental Products Group operations. In October 2002, the company also acquired Wittke, Inc. (“Wittke”), a manufacturer of dynamic truck-mounted refuse collection equipment located in Medicine Hat, Alberta, Canada and Kelowna, British Columbia, Canada. Wittke brand products included front load, side load and automated side load refuse truck bodies. Wittke sold direct to customers at the time of the acquisition, and particularly to private contractors and large waste hauling company market segments. The company acquired Leach and Wittke using a combination of cash and stock totaling $101.3 million. As a result of these 2002 acquisitions, the company recorded $11.5 million of working capital, $19.6 million of fixed and other long-term assets, $5.6 million of intangible assets, $2.3 million of restructuring costs incurred in connection with the shut down of an acquired, non-strategic components facility, $8.1 million of long-term liabilities and $75.0 million of goodwill. The

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
company also assumed $9.8 million in debt. An insignificant portion of the related goodwill is expected to be deductible for tax purposes. In 2003, the company finalized the property, equipment and intangible appraisals and warranty campaigns resulting in an increase to goodwill of $10.0 million. During 2004, the company utilized the restructuring reserve in its disposition of the non-strategic components facility.
      The Leach and Wittke acquisitions have been accounted for as purchases. Accordingly, the results of operations of the acquired companies have been included in the consolidated statements of income from the effective dates of the acquisitions. Assuming the Leach and Wittke acquisitions occurred January  1, 2002, the company estimates the following pro forma amounts for the year ended December 31, 2002:

2002

Net sales	$1,119.8
Income from continuing operations	29.4
Net income	24.2
Basic income per share
Income from continuing operations	$.64
Net income	.53
Diluted income per share
Income from continuing operations	$.64
Net income	.52
NOTE L — DISCOUNTINUED OPERATIONS
      The following table presents the operating results of the company’s discontinued operations for the three-year period ended December 31, 2004:

	2004	2003	2002

Net sales	$53.9	$69.0	$98.8
Costs	48.0	65.0	94.7

Income before income taxes	5.9	4.0	4.1
Income tax expense	2.2	1.4	1.4

Income from discontinued operations	$3.7	$2.6	$2.7

      In conjunction with the strategic restructuring initiatives announced in June 2004 (see Note M), the company determined that its investments in Justrite Manufacturing, L.L.C. (“Justrite”), Technical Tooling, Inc. (“TTI”) and Plastisol B.V. Holdings (“Plastisol”) were no longer strategic investments and divested its interests.
      In December 2004, the company sold Justrite for $40.1 million in cash resulting in an $11.1 million gain on disposal of discontinued operations for the year ended December 31, 2004. Justrite manufactured hazardous liquid containment products including safety cans and cabinets for flammables and corrosives, specialty containers and drum safety equipment. Revenues amounted to $39.7 million, $35.9 million and $32.9 million for the years ended December 31, 2004, 2003 and 2002, respectively. Income before income taxes totaled $5.0 million, $3.5 million and $3.9 million for the years ended December 31, 2004, 2003 and 2002, respectively. Sale proceeds were used to repay debt.
      In October 2004, the company divested TTI for $6.5 million in cash resulting in a $1.4 million gain on disposal of discontinued operations for the year ended December 31, 2004. TTI manufactured a full line of can body-making precision tooling for beverage can producers worldwide. Revenues were $6.5 million, $6.6 mil-

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
lion and $5.6 million for the years ended December 31, 2004, 2003 and 2002, respectively. Operating income before income taxes totaled $1.1 million, $1.0 million and $.7 million for the years ended December 31, 2004, 2003 and 2002, respectively. Sale proceeds were used to repay debt.
      In July 2004, the company sold its 54% majority ownership interest in Plastisol to the minority partner for $2.5 million in cash and a $.4 million note receivable resulting in a $5.2 million loss on disposal of discontinued operations for the year ended December 31, 2004. The company acquired its ownership interest in 2001. Plastisol manufactured glass fiber reinforced polyester fire truck cabs and bodies mainly for European and Asian markets. Revenues totaled $7.7 million, $13.6 million and $17.1 million for the years ended December 31, 2004, 2003 and 2002, respectively. Operating losses before income taxes totaled $.1 million, $.7 million and $.5 million for the years ended December 31, 2004, 2003 and 2002, respectively. Sale proceeds were used to repay debt.
      In April 2003, the company completed the sale of the Sign Group to a third party for cash of $7.5 million and a $4.0 million note receivable resulting in a $.4 million loss on disposal of discontinued operations for the year ended December 31, 2003. The company incurred an additional $.6 million loss on disposal of discontinued operations for the year ended December 31, 2004, reflecting the resolution of a contingent liability. The Sign Group manufactured illuminated, nonilluminated and electronic advertising sign displays primarily for commercial and industrial markets and contracted to provide maintenance services for the signs it manufactured as well as signs manufactured by others. Revenues for the years ended December 31, 2003 and 2002 were $12.8 million and $43.2 million, respectively. The Sign Group’s operations before income taxes were break even for the years ended December 31, 2003 and 2002. The company retained certain assets and liabilities in conjunction with the sale. Sale proceeds were used to repay debt.
      As of December 31, 2003, net assets of the company’s discontinued operations consisted of $17.8 million of current assets, $6.9 million of properties and equipment, $17.4 million of goodwill, $13.1 million of current liabilities and $6.0 million of long-term liabilities.
NOTE M — RESTRUCTURING CHARGES AND ASSET DISPOSITIONS

Restructuring charges
      In 2004, the company announced the implementation of a number of initiatives including restructuring of certain of its operations and the dispositions of certain assets. The 2004 restructuring initiatives focused on plant consolidations and product rationalization in order to streamline the company’s operations; the actions taken are aimed at improving the profitability of the fire rescue, refuse truck body and European tooling businesses as well as improving the company’s overhead cost structure. The asset dispositions consisted of asset sales of certain operations the company considered no longer integral to the long-term strategy of its business. In 2003, the company also effected two plant consolidations to reduce costs of the company’s industrial warning and communications business and US tooling business.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes the 2004 restructuring actions taken, the pre-tax charges to expense in 2004 and the total charges estimated to be incurred:

		Pre-Tax Restructuring	Estimate of
Group	Initiative	Charges in 2004	Total Charges

Environmental Products	Closure of the refuse truck production facility in Oshkosh, Wisconsin, and consolidation of production into its facility in Medicine Hat, Alberta; completion expected in first quarter of 2005	$8.4	$10.5
Fire Rescue	Closure of the production facilities located in Preble, New York and consolidation of US production of fire rescue vehicles into the Ocala, Florida operations; completion expected in first quarter of 2005	5.4	6.1
Tool	Reducing manufacturing activities relating to tooling products in France and outsourcing production to its Portugal facility; completion expected in the second quarter of 2005	1.2	1.3
Corporate	Planning and organizing restructuring activities	.4	.4

		$15.4	$18.3

      The company expects to incur the remaining $2.9 million of restructuring charges in 2005.
      The following table summarizes the 2003 restructuring actions taken and the pre-tax charges to expense:

		Pre-Tax
Group	Initiative	Restructuring Charges

Environmental Products	Ceasing production and sale of certain sweeper products and components and reduction in workforce	$.6
Safety Products	Closure of a facility in the United Kingdom and reduction of its workforce at two other plants	3.3
Tool	Ceasing the manufacture of tooling products in New York facility and consolidation of production into an Ohio facility	.9

		$4.8

      These initiatives were announced and completed in 2003.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following presents an analysis of the restructuring reserves for the years ended December 31, 2003 and 2004:

		Asset
	Severance	Impairment	Other	Total

Balance as of January 1, 2003	$—	$—	$—	$—
Charges to expense	2.2	1.9	.7	4.8
Cash payments	(2.2)		(.7)	(2.9)
Non-cash activity		(1.9)		(1.9)

Balance as of December 31, 2003	—	—	—	—
Charges to expense	6.4	7.1	1.9	15.4
Cash payments	(1.6)		(1.7)	(3.3)
Non-cash activity		(7.1)		(7.1)

Balance as of December 31, 2004	$4.8	$—	$.2	$5.0

      Severance charges in 2003 consist of costs to terminate employees and the ratable recognition of retention bonuses for employees providing service until their termination date. Asset impairment charges consist of net realizable value adjustments to manufacturing equipment located in the United Kingdom.
      Severance charges in 2004 consist of termination and benefit costs for direct manufacturing employees involuntarily terminated prior to December 31, 2004. The costs of retention bonuses for employees not severed as of December 31, 2004 are recognized ratably over the future service period. Asset impairment charges include $5.6 million of net realizable value adjustments on real property and manufacturing equipment and the write-off of an intangible asset valued at $1.5 million relating to a tradename that will no longer be used after the consolidation of the refuse businesses.

Asset dispositions
      The company completed three asset dispositions during 2004. First, the company sold its 30% minority share in Safety Storage, Inc. (“SSI”) to the majority shareholder in June 2004 for a nominal amount and, in connection therewith, recorded a $2.9 million loss in the second quarter of 2004. Under the terms of the transaction, the company was released from any future liability arising from a judgment awarded to a third party creditor of SSI. The non-operating loss is included in other expense for the year ended December 31, 2004.
      The company also divested a modest amount of operating assets located at a manufacturing facility in Kelowna, British Columbia in July 2004. The net assets, primarily consisting of inventories and manufacturing equipment and property, were sold by the company for approximately net book value.
      Finally, the company sold approximately $9.6 million of lease financing assets to an independent party. The financing assets represented amounts due from industrial customers of the company; the company had earlier indicated that it would no longer extend financing to industrial customers. The company received cash for the sale for an amount approximating its net book value at the time of sale. Proceeds from these sales were used to pay down debt.
NOTE N — LEGAL PROCEEDINGS
      The company is subject to various claims, other pending and possible legal actions for product liability and other damages and other matters arising out of the conduct of the company’s business. The company believes, based on current knowledge and after consultation with counsel, that the outcome of such claims and actions will not have a material adverse effect on the company’s consolidated financial position or the results of

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
operations. However, in the event of unexpected future developments, it is possible that the ultimate resolution of such matters, if unfavorable, could have a material adverse effect on the company’s results of operations.
      The company has been sued in Chicago by firefighters seeking damages claiming that exposure to the company’s sirens has impaired their hearing and that the sirens are therefore defective. There are presently 33 cases filed during the period 1999-2004, involving a total of 2,467 plaintiffs pending in the Circuit Court of Cook County, Illinois, sixteen of which have been dismissed. The plaintiffs’ attorneys have threatened to bring more suits if the company does not settle these cases. The company believes that these product liability suits have no merit and that sirens are necessary in emergency situations and save lives. The discovery phase of the litigation began in 2004; the company is aggressively defending the matters. The company successfully defended approximately 41 similar cases in Philadelphia in 1999 after a series of unanimous jury verdicts in favor of the company.
NOTE O — SEGMENT AND RELATED INFORMATION
      The company has four continuing operating segments as defined under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”. Business units are organized under each segment because they share certain characteristics, such as technology, marketing and product application, which create long-term synergies. The principal activities of the company’s operating segments are as follows:
      Environmental Products — Environmental Products manufactures a variety of self-propelled street cleaning vehicles, vacuum loader vehicles, municipal catch basin/sewer cleaning vacuum trucks, refuse truck bodies and water blasting equipment. Environmental Products sells primarily to municipal customers, contractors and government customers.
      Fire Rescue — Fire Rescue manufactures chassis; fire trucks, including Class A pumpers, mini-pumpers and tankers; airport and other rescue vehicles, aerial access platforms and aerial ladder trucks. This group sells primarily to municipal customers, volunteer fire departments and government customers.
      Safety Products — Safety Products produces a variety of visual and audible warning and signal devices; paging, local signaling, and building security, parking and access control systems and hazardous area lighting. The group’s products are sold primarily to industrial, municipal and government customers.
      Tool — Tool manufactures a variety of consumable tools which include die components for the metal stamping industry, a large selection of precision metal products for nonstamping needs and a line of precision cutting and grooving tools including polycrystalline diamond and cubic boron nitride products for superhard applications. The group’s products are sold predominately to industrial customers.
      Net sales by operating segment reflect sales of products and services and financial revenues to external customers, as reported in the company’s consolidated statements of income. Intersegment sales are insignificant. The company evaluates performance based on operating income of the respective segment. Operating income includes all revenues, costs and expenses directly related to the segment involved. In determining operating segment income, neither corporate nor interest expenses are included. Operating segment depreciation expense, identifiable assets and capital expenditures relate to those assets that are utilized by the respective operating segment. Corporate assets consist principally of cash and cash equivalents, notes and other receivables and fixed assets. The accounting policies of each operating segment are the same as those described in the summary of significant accounting policies.
      See Note K for a discussion of the company’s acquisition activity during the three-year period ended December 31, 2004.
      Revenues attributed to customers located outside of the US aggregated $354.1 million in 2004, $355.2 million in 2003 and $271.4 million in 2002. Sales exported from the US aggregated $108.8 million in 2004, $113.5 million in 2003 and $72.8 million in 2002.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The company invests in research to support development of new products and the enhancement of existing products and services. The company believes this investment is important to maintain and/or enhance its leadership position in key markets. Expenditures for research and development by the company were approximately $27.6 million in 2004, $32.5 million in 2003 and $25.6 million in 2002.
      A summary of the company’s continuing operations by segment for the three-year period ended December 31, 2004 is as follows:

	2004	2003	2002

Net sales
Environmental Products	$367.9	$352.9	$296.4
Fire Rescue	360.9	402.2	317.1
Safety Products	249.2	242.4	237.4
Tool	161.0	153.2	150.7

Total net sales	$1,139.0	$1,150.7	$1,001.6

Operating income (loss)
Environmental Products	$(3.8)	$17.7	$23.0
Fire Rescue	(23.2)	14.8	11.4
Safety Products	32.9	28.3	37.3
Tool	15.3	14.9	18.0
Corporate expense	(21.7)	(14.0)	(12.4)

Total operating income (loss)	(.5)	61.7	77.3
Interest expense	(20.8)	(19.4)	(19.8)
Other expense	(4.0)	(.3)	(.6)

Income (loss) before income taxes	$(25.3)	$42.0	$56.9

Depreciation and amortization
Environmental Products	$6.4	$6.8	$4.5
Fire Rescue	5.1	4.5	3.9
Safety Products	5.0	5.0	5.5
Tool	7.9	7.3	7.2
Corporate	(2.0)	(1.2)	1.1

Total depreciation and amortization	$22.4	$22.4	$22.2

Identifiable assets
Manufacturing activities
Environmental Products	$282.2	$285.4	$286.9
Fire Rescue	232.7	227.3	214.3
Safety Products	213.3	205.2	191.1
Tool	167.2	163.2	165.7
Corporate	34.0	36.8	34.2

Total manufacturing activities	929.4	917.9	892.2
Net assets of discontinued operations		23.0	33.3
Financial services activities
Environmental Products	41.4	55.4	65.5
Fire Rescue	155.1	174.7	161.2

Total financial services activities	196.5	230.1	226.8

Total identifiable assets	$1,125.9	$1,171.0	$1,152.3

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2004	2003	2002

Additions to long-lived assets
Environmental Products	$5.4	$23.4	$100.9
Fire Rescue	5.5	5.7	4.8
Safety Products	5.1	7.9	4.9
Tool	5.9	5.5	11.4
Corporate	1.7	8.6	2.4

Total additions to long-lived assets	$23.6	$51.1	$124.4

      The following table presents financial revenues (included in net sales) by segment for the three-year period ended December 31, 2004 as follows:

	2004	2003	2002

Financial revenues
Environmental Products	$3.6	$4.5	$6.5
Fire Rescue	8.6	8.9	9.6

Total financial revenues	$12.2	$13.4	$16.1

      Due to the nature of the company’s customers, a significant portion of the Environmental Products and Fire Rescue financial revenues is exempt from federal income tax.
      The segment information provided below is classified based on geographic location of the company’s subsidiaries:

	2004	2003	2002

Net sales
United States	$886.5	$851.1	$803.0
Europe	195.7	193.7	156.4
Canada	44.3	96.4	34.1
Other	12.5	9.5	8.1

	$1,139.0	$1,150.7	$1,001.6

Long-lived assets
United States	$383.2	$392.0	$388.6
Europe	52.4	49.8	43.0
Canada	72.5	87.2	78.7
Other	.7	1.3	1.2

	$508.8	$530.3	$511.5

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE P — NET INCOME PER SHARE
      The following table summarizes the information used in computing basic and diluted income per share for the three-year period ending December 31, 2004:

	2004	2003	2002

Numerator for both basic and diluted income per share computations — net income (loss)	$(2.3)	$37.3	$38.2

Denominator for basic income per share — weighted average shares outstanding	48.1	48.0	45.8
Effect of employee stock options (potential dilutive common shares)			.1

Denominator for diluted income per share — adjusted shares	48.1	48.0	45.9

      Diluted income per share is calculated by dividing net income by the weighted average common shares outstanding plus additional common shares that would have been outstanding assuming the exercise of in-the-money stock options. As of December 31, 2004, .1 million employee stock options were considered potential dilutive common shares. These stock options, however, are antidilutive due to the net loss for the year ended December 31, 2004. As a result, they are excluded from the denominator for the diluted income per share calculation.

NOTE Q —	COMMITMENTS, GUARANTEES AND FAIR VALUES OF FINANCIAL INSTRUMENTS
      The company leases certain facilities and equipment under operating leases, some of which contain options to renew. Total rental expense on all operating leases was $7.6 million in 2004, $8.7 million in 2003 and $8.5 million in 2002. Sublease income and contingent rentals relating to operating leases were insignificant. At December 31, 2004, minimum future rental commitments under operating leases having noncancelable lease terms in excess of one year aggregated $26.4 million payable as follows: $6.2 million in 2005, $4.8 million in 2006, $3.8 million in 2007, $2.8 million in 2008, $2.3 million in 2009 and $6.5 million thereafter.
      At December 31, 2004 and 2003, the company had outstanding standby letters of credit aggregating $36.3 million and $35.5 million, respectively, principally to act as security for retention levels related to casualty insurance policies and to guarantee the performance of subsidiaries that engage in export transactions to foreign governments and municipalities.
      The company issues product performance warranties to customers with the sale of its products. The specific terms and conditions of these warranties vary depending upon the product sold and country in which the company does business with warranty periods generally ranging from six months to five years. The company estimates the costs that may be incurred under its basic limited warranty and records a liability in the amount of such costs at the time the sale of the related product is recognized. Factors that affect the company’s warranty liability include the number of units under warranty from time to time, historical and anticipated rates of warranty claims and costs per claim. The company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Changes in the company’s warranty liabilities for the years ended December 31, 2004 and 2003 were as follows:

	2004	2003

Balance at January 1	$12.7	$12.9
Provisions to expense	16.4	16.3
Actual costs incurred	(18.0)	(21.2)
Business acquisitions		4.7

Balance at December 31	$11.1	$12.7

      The 2003 business acquisitions reflect the revised estimate of warranty liabilities relating to the 2002 acquisitions of the refuse truck body businesses. Costs incurred in 2003 include one-time refuse truck body warranty campaign charges.
      The company guarantees the debt of a third-party dealer that sells the company’s vehicles. The notional amounts of the guaranteed debt as of December 31, 2004 and 2003 totaled $.7 million and $.8 million, respectively. No losses have been incurred as of December 31, 2004. The guarantees expire between 2005 and 2006.
      The company also provides residual value guarantees on vehicles sold to certain customers. Proceeds received in excess of the fair value of the guarantee are deferred and amortized into income ratably over the life of the guarantee. These transactions have been recorded as operating leases and liabilities equal to the fair value of the guarantees issued in 2004 were recognized. The notional amounts of the residual value guarantees were $3.4 million and $3.5 million as of December 31, 2004 and 2003, respectively. No losses have been incurred as of December 31, 2004. The guarantees expire between 2005 and 2010.
      The following table summarizes the carrying amounts and fair values of the company’s financial instruments at December 31:

	2004		2003

	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value

Long-term debt (Note E)	$358.6	$360.3	$380.6	$389.6
Fair value swaps (Note H)	220.0	(6.7)	285.0	(7.9)
Cash flow swaps (Note H)	85.0	.8	115.0	(1.5)
Foreign exchange contracts (Note H)	34.8	2.5	59.4	2.5
NOTE R — GOODWILL AND OTHER INTANGIBLE ASSETS
      In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations”, and No. 142, “Goodwill and Other Intangible Assets”, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and other intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with these statements. Other intangible assets continue to be amortized over their useful lives. The company adopted SFAS No. 142 effective January 1, 2002 and accordingly discontinued the amortization of goodwill.
      As part of the adoption of SFAS No. 142, the company also completed a transitional goodwill impairment test and determined that $8.0 million of goodwill related to a niche Tool Group business was impaired. This amount was recognized in 2002 as a charge to net income resulting from a cumulative effect of a change in accounting. The company determined the fair value of the reporting unit by calculating the present

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
value of expected future cash flows. Changes in the carrying amount of goodwill for the year ended December 31, 2004, by operating segment, were as follows:

	Environmental	Fire	Safety
	Products	Rescue	Products	Tool	Total

December 31, 2002	$130.4	$33.5	$86.9	$81.8	$332.6
Adjustments	10.0				10.0
Translation	1.1	4.3	2.4	.2	8.0

December 31, 2003	141.5	37.8	89.3	82.0	350.6
Adjustments	(.9)				(.9)
Translation	.4	1.1	1.4	(.1)	2.8

December 31, 2004	$141.0	$38.9	$90.7	$81.9	$352.5

      The 2003 adjustments reflect the finalization of property, equipment and intangible appraisals and warranty campaigns relating to the 2002 acquisitions of the refuse truck body businesses. The 2004 adjustments consist of the receipt of $.9 million from an escrow account established as part of the acquisitions of the refuse truck body businesses.
      Under SFAS No. 142, the company is required to test its goodwill annually for impairment; the company performs this test at the beginning of the fourth quarter. The company performed this test in 2004 and determined that there was no impairment.
      The components of the company’s other intangible assets are as follows:

		December 31, 2004			December 31, 2003
	Weighted-
	Average	Gross		Net	Gross		Net
	Useful Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(Years)	Value	Amortization	Value	Value	Amortization	Value

Amortizable:
Developed software	6	$13.4	$(4.7)	$8.7	$11.1	$(3.8)	$7.3
Patents	5-10	3.9	(2.4)	1.5	3.9	(2.1)	1.8
Customer relationships	20	1.9	(.2)	1.7	1.9	(.1)	1.8
Distribution network	40	1.3	(.1)	1.2	1.3		1.3
Other	3	.4		.4
Non-amortizable tradenames		1.0		1.0	2.5		2.5

Total		$21.9	$(7.4)	$14.5	$20.7	$(6.0)	$14.7

      The company recorded a $1.5 million impairment charge in 2004 to write off a tradename that will no longer be used after the consolidation of the refuse business in conjunction with the restructuring plan announced in June 2004. Other intangible assets are included in the consolidated balance sheets within “other deferred charges and assets”.
      Amortization expense for the year ended December 31, 2004 totaled $1.4 million. The company estimates that the aggregate amortization expense will be $2.2 million in 2005, $2.0 million in 2006, $1.6 million in 2007, $1.6 million in 2008, $1.2 million in 2009 and $4.9 million thereafter.
NOTE S — NEW ACCOUNTING PRONOUNCEMENTS
      In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers Disclosures about Pensions and Other Postretirement Benefits” to improve financial statement disclosures for defined benefit

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
plans. SFAS No. 132 requires more detailed disclosures about plan assets, benefit obligations, cash flows, benefit costs and other relevant information. The disclosures are generally effective for fiscal years ending after December 31, 2003; a six-month delay in the effective date was provided for non-US plans. The company adopted the additional disclosure provisions of SFAS No. 132 for its US plans as of December 31, 2003; SFAS No. 132 was adopted as of December 31, 2004 for the company’s non-US plan.
      In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”, which amends ARB 43, Chapter 4, “Inventory Pricing”. SFAS No. 151 clarifies the treatment of abnormal amounts of idle facility expense, freight, handling costs, and wasted materials to be treated as current-period charges. The provisions of SFAS No. 151 are effective for fiscal years beginning after June 15, 2005. The company currently applies overhead based upon actual rates excluding the influences of abnormal shutdown periods. Management will further review the implications of SFAS No. 151 to determine what effect, if any, its adoption will have on the company’s consolidated results of operations and statement of financial position.
      In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”, which revises SFAS No. 123 and supersedes APB 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair value. Using a “modified grant-date approach”, the fair value of an equity award is estimated on the grant date and recognized over the requisite service period for all awards that vest. If the award does not vest, no compensation cost is recognized. The FASB continues to believe that the fair value of a stock option awarded to an employee generally must be estimated using an option pricing model. The provisions of SFAS No. 123(R) are effective at the beginning of the first interim or annual period beginning after June 15, 2005. Management believes the adoption of SFAS No. 123(R) will have an impact on the company’s consolidated results of operations and financial position but has not yet determined whether adoption will result in incremental compensation expense materially different than the amounts disclosed in Note A totaling $1.7 million, $.8 million and $1.1 million for the years ended December 31, 2004, 2003 and 2002, respectively.
      In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets” which is effective for fiscal periods beginning after June 15, 2005 with earlier application permitted. The statement eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in APB 29 and replaces it with an exception for exchanges that do not have commercial substance. The company has not completed its evaluation of SFAS No. 153 and has not yet determined whether the statement will have an effect on the company’s consolidated results of operations or consolidated financial position.
NOTE T — SELECTED QUARTERLY DATA (UNAUDITED)
      Effective January 1, 2004, the company began reporting its interim quarterly periods on a 13-week basis ending on a Saturday with the fiscal year ending on December 31. In 2003, the company’s interim quarterly periods ended on March 31, June 30, September 30 and December 31 year end. For convenience purposes, the company uses “March 31, 2004”, “June 30, 2004”, “September 30, 2004” and “December 31, 2004” to refer

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
to its results of operations for the quarterly periods ended April 3, 2004, July 3, 2004, October 2, 2004 and December 31, 2004, respectively.

	For the Quarterly Period Ended

	2004				2003

	March 31	June 30	September 30	December 31	March 31	June 30	September 30	December 31

Net sales	$260.4	$290.6	$268.9	$319.1	$278.9	$297.0	$273.9	$300.9
Gross margin	62.4	67.0	57.3	56.6	71.7	78.9	74.4	75.9
Income from continuing operations	1.0	(3.3)	(3.7)	(6.7)	6.4	9.1	9.2	10.4
Income from discontinued operations	1.2	1.0	1.1	.4	.1	.8	.7	1.0
Gain (loss) on disposition		(4.4)	(1.3)	12.4		(.4)
Net income	2.2	(6.7)	(3.9)	6.1	6.5	9.5	9.9	11.4
Per share data — diluted:
Income from continuing operations	.02	(.07)	(.08)	(.14)	.13	.19	.19	.21
Income from discontinued operations	.03	(.07)	(.01)	.27	.01	.01	.02	.02
Net income*	.05	(.14)	(.08)	.13	.14	.20	.21	.24
Dividends paid per share	.10	.10	.10	.10	.20	.20	.20	.20
Market price range per share
High	20.03	20.56	19.14	19.18	20.38	19.57	20.79	17.95
Low	17.62	16.88	15.75	16.01	13.60	14.27	14.90	13.80

*	amounts may not add due to rounding
      The company incurred pre-tax restructuring charges (see Note M) as follows:

Period Ending:	2004	2003

March 31		$1.6
June 30	$8.0	2.6
September 30	3.0	.4
December 31	4.4	.2
      The company recorded a $10.6 million charge in the fourth quarter of 2004 on a large multi-unit, multi-year Netherlands fire rescue equipment contract, resulting from a reassessment of project costs and a reassessment of expected recoveries under supplier contracts.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
      None.

Item 9A.	Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures
      The Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

(b)	Management’s Annual Report on Internal Control over Financial Reporting and Attestation Report of the Registered Public Accounting Firm
      The Company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on the assessment, management concluded that, as of December 31, 2004, the Company’s internal control over financial reporting is effective. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, has been audited by Ernst & Young LLP, the Company’s independent registered public accounting firm, as stated in their report which is included herein.

(c)	Changes in Internal Control over Financial Reporting
      There was no significant change in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B.     Other Information.
      None.
PART III

Item 10.	Directors and Executive Officers of the Company.
      The information under the caption “Proposal 1 — Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 2005 is incorporated herein by reference.
      The following is a list of the Company’s executive officers, their ages, business experience and positions and offices as of March 1, 2005:

Paul Brown, age 41, was appointed Vice President-Internal Audit in April 2004. Previously, Mr. Brown was Vice President Finance-Flame Retardants, for Great Lakes Chemical Corporation from May 2000 to April 2004 and Finance Director, Process Additives Division from 1999-2000 for Great Lakes Chemical Corporation.

Stephen C. Buck, age 56, was appointed president of the Safety Products Group in February 1998. Mr. Buck was previously president of the Tool Group.

Alexander D. Craig, age 50, was elected as Vice President and Chief Information Officer in April 2004. Previously, Mr. Craig was Vice President Business, Strategy and IT Development for Williams International from April 2002 to April 2004, Principal of Craig Research LLC from May 2001 to April 2002, Executive Vice President and Chief Technology Officer for Gale Group of Thomson Corporation from April 2000 to May 2001 and Vice President, New Business Development of Allied Tool Corporation from March 1996 to April 2000.

John A. DeLeonardis, age 58, was elected Vice President-Taxes in January 1992.

Kimberly Dickens, age 43, was elected as Vice President Human Resources in April 2004. Previously, Ms. Dickens was appointed Vice President Human Resources for BorgWarner, Inc. from 2002 to March 2004, and Vice President Human Resources for BorgWarner Transmission Systems from 1999 to 2002.

Marc L. Gustafson, age 52, was appointed Group President, Fire Rescue Group effective October 7, 2004. Previously, Mr. Gustafson was President of American LaFrance in 2003, Board Member (non-paid position) and laborer for Habitat for Humanity from 2001 to 2003 and President and CEO for Volvo Trucks NA from 1996 to 2001.

Stephanie K. Kushner, age 49, was elected as Vice President and Chief Financial Officer in February 2002. Previously, Ms. Kushner was Vice President – Treasury and Corporate Development for FMC Technologies in 2001 and Vice President and Treasurer for FMC Corporation from 1999-2001.

Karen N. Latham, age 45, was elected Vice President and Treasurer in December 2002. Ms. Latham was a Consultant from 1998 to 2001 with Egon Zehnder International, Inc. and a Senior Vice President from 2001 to 2002 with Coffou Partners, Inc.

Alan G. Ringler, age 54, was promoted to the position of Tool Group President in February 1998.

Richard L. Ritz, age 51, was elected Vice President and Controller in January 1991.

Jennifer L. Sherman, age 40, was appointed Vice President, General Counsel and Secretary effective March 2004. Ms. Sherman was previously Deputy General Counsel and Assistant Secretary since 1998.

Mark D. Weber, age 47, was appointed President of the Environmental Products Group in April 2003. Mr. Weber was Vice President Sweeper Products for the Environmental Products Group from 2002-2003, General Manager of Elgin Sweeper Company from 2001-2002 and Vice President of Operations at Elgin Sweeper from 1996-2001.

Robert D. Welding, age 56, was elected President and Chief Executive Officer as well as to the Board of Directors in December 2003. Previously, Mr. Welding was Executive Vice President of BorgWarner, Inc. from 1999 – 2003, President of BorgWarner, Inc.’s Driveline Group from 2002 – 2003, President of BorgWarner Transmission Systems, Inc. from 1996 – 2003 and Vice President of BorgWarner, Inc. from 1996 – 1999.
      These officers hold office until the next annual meeting of the Board of Directors following their election and until their successors shall have been elected and qualified.
      There are no family relationships among any of the foregoing executive officers.
      The information concerning the Company’s “independent audit committee financial experts”, as defined by the Sarbanes-Oxley Act and Securities and Exchange Commission, contained under the caption “Board of Directors and Committees” of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held April 27, 2005 is incorporated herein by reference.

Item 11.	Executive Compensation.
      The information contained under the caption “Executive Compensation” of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held April 27, 2005 is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
      The information contained under the captions “Security Ownership of Certain Beneficial Owners” and “Proposal 2 — Approval of the Federal Signal Corporation 2005 Executive Incentive Compensation Plan — Equity Compensation Plan Information” of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held April 27, 2005 is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions.
      The information contained under the caption “Certain Relationships and Related Transactions” of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held April 27, 2005 is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.
      The information under the caption “Proposal 4 — Ratification of Appointment of Ernst & Young LLP as Independent Public Accountants for 2005 — Accounting Information” and “Board of Directors and Committees” in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 2005 is incorporated herein by reference.
PART IV

Item 15.	Exhibits and Financial Statement Schedules.
      (a) 1. Financial Statements
      The following consolidated financial statements of Federal Signal Corporation and Subsidiaries contained under Item 8 of this Form 10-K are incorporated herein by reference:

Consolidated Balance Sheets as of December 31, 2004 and 2003

Consolidated Statements of Income (Loss) for the Years Ended December 31, 2004, 2003 and 2002

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements
      2. Financial Statement Schedules
      The following consolidated financial statement schedule of Federal Signal Corporation and Subsidiaries, for the three years ended December 31, 2004 is filed as a part of this report in response to Item 15(a)(2):

Schedule II — Valuation and Qualifying Accounts
      All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore, have been omitted.
      3. Exhibits
      See Exhibit Index.

Signatures
      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDERAL SIGNAL CORPORATION

By:	/s/ Robert D. Welding

Robert D. Welding
President, Chief Executive
Officer and Director
(Principal Executive Officer)
March 15, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, as of March 15, 2005, by the following persons on behalf of the Company and in the capacities indicated.

/s/ Robert D. Welding Robert D. Welding	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Stephanie K. Kushner Stephanie K. Kushner	Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Richard L. Ritz Richard L. Ritz	Vice President and Controller (Principal Accounting Officer)

/s/ James C. Janning James C. Janning	Chairman and Director

/s/ Charles R. Campbell Charles R. Campbell	Director

/s/ Robert M. Gerrity Robert M. Gerrity	Director

/s/ Robert S. Hamada Robert S. Hamada	Director

Paul W. Jones	Director

/s/ Joan E. Ryan Joan E. Ryan	Director

SCHEDULE II
FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
Valuation and Qualifying Accounts
For the Years Ended December 31, 2004, 2003 and 2002

			Deductions
		Additions
			Accounts
	Balance at	Charged to	Written off	Balance
	Beginning	Costs and	Net of	at End
Description	of Year	Expenses	Recoveries	of Year

	($ in millions)
Deducted from asset accounts — Allowance for doubtful accounts
Year ended December 31, 2004:
Manufacturing activities	$2.5			$2.3
Financial service activities	2.5			3.9

Total	$5.0	$3.3	$(2.1)	$6.2

Year ended December 31, 2003:
Manufacturing activities	$2.5			$2.5
Financial service activities	1.0			2.5

Total	$3.5	$3.2	$(1.7)	$5.0

Year ended December 31, 2002:
Manufacturing activities	$2.3			$2.5
Financial service activities	1.0			1.0

Total	$3.3	$2.2	$(2.0)	$3.5

EXHIBIT INDEX
      The following exhibits, other than those incorporated by reference, have been included in the Company’s Form 10-K filed with the Securities and Exchange Commission. The Company shall furnish copies of these exhibits upon written request to the Corporate Secretary at the address given on the cover page. (* denotes exhibit filed in this Form 10-K)

3.	a.	Restated Certificate of Incorporation of the Company, filed as Exhibit (3)(a) to the Company’s Form 10-K for the year ended December 31, 1996 is incorporated herein by reference.

	b.	By-laws of the Company, as amended February 13, 2004, filed as Exhibit 3.b to the Company’s Form 10-K for the year ended December 31, 2003 is incorporated herein by reference.

4.	a.	Rights Agreement dated 7/9/98, filed as Exhibit (4) to the Company’s Form 8-A dated July 28, 1998 is incorporated herein by reference.

	b.	The Company has no long-term debt agreements for which the related outstanding debt exceeds 10% of consolidated total assets as of December 31, 2004. Copies of debt instruments for which the related debt is less than 10% of consolidated total assets will be furnished to the Commission upon request.

10.	a.	The 1996 Stock Benefit Plan, as amended April 17, 2003, filed as Exhibit 10(a) to the Company’s Form 10-K for the year ended December 31, 2003 is incorporated herein by reference.

	b.	Federal Signal Corporation Management Incentive Plan is hereby filed as Exhibit (10)(b).*

	c.	Supplemental Pension Plan, filed as Exhibit (10)(c) to the Company’s Form 10-K for the year ended December 31, 1995 is incorporated herein by reference.

	d.	Executive Disability, Survivor and Retirement Plan, filed as Exhibit (10)(d) to the Company’s Form 10-K for the year ended December 31, 1995 is incorporated herein by reference.

	e.	Supplemental Savings and Investment Plan, filed as Exhibit (10)(f) to the Company’s Form 10-K for the year ended December 31, 1993 is incorporated herein by reference.

	f.	Employment Agreement with Robert D. Welding filed as Exhibit 10.f to the Company’s Form 10-K for the year ended December 31, 2003 is incorporated herein by reference.

	g.	Retirement and Settlement Agreement with Joseph J. Ross filed as Exhibit 10.g to the Company’s Form 10-K for the year ended December 31, 2003 is incorporated herein by reference.

	h.	Pension Agreement with Stephanie K. Kushner, filed as Exhibit (10)(g) to the Company’s Form 10-K for the year ended December 31, 2002 is incorporated herein by reference.

	i.	Employment Termination Agreement with Stephanie K. Kushner, filed as Exhibit (10)(h) to the Company’s Form 10-K for the year ended December 31, 2002 is incorporated herein by reference.

	j.	Severance Policy for Executive Employees is hereby filed as Exhibit (10)(j).*

	k.	Change of Control Agreement with Stephanie K. Kushner, filed as Exhibit (10) (i) to the Company’s Form 10-K for the year ended December 31, 2001 is incorporated herein by reference.

	l.	General Release and Separation Agreement, dated February 29, 2004, with Kim A. Wehrenberg, filed as Exhibit 10 to the Company’s Form 10-Q for the quarterly period ended March 31, 2004 is incorporated herein by reference.

	m.	Form of Executive Change-In-Control Severance Agreement dated July 2004 between Federal Signal Corporation and each of Robert D. Welding, Stephanie K. Kushner, Jennifer L. Sherman, Alexander D. Craig, Kimberly L. Dickens, Mark D. Weber, Stephen C. Buck and Alan G. Ringler, filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended October 2, 2004 is incorporated herein by reference.

	n.	Form of Executive Change-In-Control Severance Agreement dated July 2004 between Federal Signal Corporation and Duane A. Doerle, Richard L. Ritz, Karen N. Latham, Paul Brown, John A. DeLeonardis and Matt J. Saviello, filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarterly period ended October 2, 2004 is incorporated herein by reference.

	o.	Director Deferred Compensation Plan, filed as Exhibit (10)(h) to the Company’s Form 10-K for the year ended December 31, 1997 is incorporated herein by reference.

	p.	Broad Based Stock Option Plan, filed as Exhibit (99) to the Company’s Form S-8 dated January 31, 2002 is incorporated herein by reference. This plan was terminated on July 18, 2002, and no shares were issued pursuant to this plan.

11.		Computation of per share earnings is furnished in Note P of the financial statements contained under Item 8 of this 10-K and thereby incorporated herein by reference.

13.		Annual Report to Shareholders for the year ended December 31, 2004. Such report is furnished for the information of the Commission only and is not to be deemed “filed” as part of this filing.

14.		Code of Ethics for CEO and Senior Financial Officers, as amended February 13, 2004, filed as Exhibit 14 to the Company’s Form 10-K for the year ended December 31, 2003 is incorporated herein by reference.

21.		Subsidiaries of the Company, as filed herein.*

23.		Consent of Independent Registered Public Accounting Firm, as filed herein.*

31.1		CEO Certification under Section 302 of the Sarbanes-Oxley Act, as filed herein.*

31.2		CFO Certification under Section 302 of the Sarbanes-Oxley Act, as filed herein.*

32.1		CEO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act, as filed herein.*
t

32.2		CFO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act, as filed herein.*