Form 10-K/A
period 2004-12-31
FEDERAL SIGNAL CORP /DE/
filed 2005-03-18
CIK 277509

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Amendment No. 1
on
Form 10-K/A
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

EXPLANATORY NOTE
      On March 16, 2005, the Registrant filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2004. This Amendment No. 1 to Annual Report on Form 10-K/A is being filed by the Registrant solely for the purpose of correcting inadvertent clerical errors contained in the third and penultimate tables relating to deferred tax assets and liabilities contained in “Note F — Income Taxes” to the Registrant’s consolidated financial statements included under “Item 8. Financial Statements and Supplementary Data”. The remainder of the information in the Registrant’s consolidated financial statements and the related notes thereto remains unchanged.

FEDERAL SIGNAL CORPORATION
Index to Form 10-K/A
PART II

		Page

Item 8.	Financial Statements and Supplementary Data	21

PART IV
Signatures		59
Exhibit Index		61
Consent of Independent Registered Public Accounting Firm
Section 302 CEO Certification
Section 302 CFO Certification
Section 906 CEO Certification
Section 906 CFO Certification

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

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Differences between the statutory federal income tax rate and the effective income tax rate for the three-year period ended December 31, 2004 are summarized below:

	2004	2003	2002

Statutory federal income tax rate	(35.0)%	35.0%	35.0%
State income taxes, net of federal tax benefit	(3.0)	1.4	1.5
Tax-exempt interest	(11.1)	(7.0)	(5.7)
Benefits from shutdown of U.K. facility		(6.7)
Exports benefit	(4.3)	(2.4)	(1.6)
R&D tax credits	(4.6)	(2.1)	(1.3)
Reduction for prior years taxes	(.6)	.1	(2.3)
Valuation allowances — foreign net operating losses	11.3	1.3	.6
Other, net	(2.5)	(3.1)	(2.6)

Effective income tax rate	(49.8)%	16.5%	23.6%

      Deferred income tax assets and liabilities at December 31 are summarized as follows:

	2004	2003

Deferred tax assets:
Accrued expenses	$16.9	$14.6
Net operating loss, alternative minimum tax, research and development, and foreign tax credit carry forwards	14.5	13.2
Pension liabilities		5.7
Other	2.6	.9

Gross deferred tax assets	34.0	34.4
Valuation allowance	(7.5)	(8.1)

Total deferred tax assets	26.5	26.3

Deferred tax liabilities:
Depreciation and amortization	(49.6)	(44.1)
Revenue recognition	(2.6)	(3.7)
Pension liabilities	(3.5)
Undistributed earnings of non-US subsidiary	(5.6)	(5.0)

Gross deferred tax liabilities	(61.3)	(52.8)

Net deferred tax liability	$(34.8)	$(26.5)

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
      The net deferred tax liability at December 31 is classified in the balance sheet as follows:

	2004	2003

Current net deferred tax assets	$20.3	$12.9
Long-term net deferred tax liability	(55.1)	(39.4)

	$(34.8)	$(26.5)

      The company paid income taxes of $6.3 million in 2004, $9.7 million in 2003 and $8.7 million in 2002.
      Income from continuing operations before taxes for the three-year period ended December 31, 2004 consisted of the following:

	2004	2003	2002

United States	$(31.8)	$23.4	$40.7
Non-US	6.5	18.6	16.2

	$(25.3)	$42.0	$56.9

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

Stephanie K. Kushner
Vice President and Chief
Financial Officer
(Principal Financial Officer)
March 18, 2005

EXHIBIT INDEX
      The following exhibits, other than those incorporated by reference, have been included in the Company’s Form 10-K filed with the Securities and Exchange Commission. The Company shall furnish copies of these exhibits upon written request to the Corporate Secretary at the address given on the cover page. (* denotes exhibit filed in the Form 10-K filed March 16, 2005)

3.	a.	Restated Certificate of Incorporation of the Company, filed as Exhibit (3)(a) to the Company’s Form 10-K for the year ended December 31, 1996 is incorporated herein by reference.

	b.	By-laws of the Company, as amended February 13, 2004, filed as Exhibit 3.b to the Company’s Form 10-K for the year ended December 31, 2003 is incorporated herein by reference.

4.	a.	Rights Agreement dated 7/9/98, filed as Exhibit (4) to the Company’s Form 8-A dated July 28, 1998 is incorporated herein by reference.

	b.	The Company has no long-term debt agreements for which the related outstanding debt exceeds 10% of consolidated total assets as of December 31, 2004. Copies of debt instruments for which the related debt is less than 10% of consolidated total assets will be furnished to the Commission upon request.

10.	a.	The 1996 Stock Benefit Plan, as amended April 17, 2003, filed as Exhibit 10(a) to the Company’s Form 10-K for the year ended December 31, 2003 is incorporated herein by reference.

	b.	Federal Signal Corporation Management Incentive Plan is hereby filed as Exhibit (10)(b).*

	c.	Supplemental Pension Plan, filed as Exhibit (10)(c) to the Company’s Form 10-K for the year ended December 31, 1995 is incorporated herein by reference.

	d.	Executive Disability, Survivor and Retirement Plan, filed as Exhibit (10)(d) to the Company’s Form 10-K for the year ended December 31, 1995 is incorporated herein by reference.

	e.	Supplemental Savings and Investment Plan, filed as Exhibit (10)(f) to the Company’s Form 10-K for the year ended December 31, 1993 is incorporated herein by reference.

	f.	Employment Agreement with Robert D. Welding filed as Exhibit 10.f to the Company’s Form 10-K for the year ended December 31, 2003 is incorporated herein by reference.

	g.	Retirement and Settlement Agreement with Joseph J. Ross filed as Exhibit 10.g to the Company’s Form 10-K for the year ended December 31, 2003 is incorporated herein by reference.

	h.	Pension Agreement with Stephanie K. Kushner, filed as Exhibit (10)(g) to the Company’s Form 10-K for the year ended December 31, 2002 is incorporated herein by reference.

	i.	Employment Termination Agreement with Stephanie K. Kushner, filed as Exhibit (10)(h) to the Company’s Form 10-K for the year ended December 31, 2002 is incorporated herein by reference.

	j.	Severance Policy for Executive Employees is hereby filed as Exhibit (10)(j).*

	k.	Change of Control Agreement with Stephanie K. Kushner, filed as Exhibit (10) (i) to the Company’s Form 10-K for the year ended December 31, 2001 is incorporated herein by reference.

	l.	General Release and Separation Agreement, dated February 29, 2004, with Kim A. Wehrenberg, filed as Exhibit 10 to the Company’s Form 10-Q for the quarterly period ended March 31, 2004 is incorporated herein by reference.

	m.	Form of Executive Change-In-Control Severance Agreement dated July 2004 between Federal Signal Corporation and each of Robert D. Welding, Stephanie K. Kushner, Jennifer L. Sherman, Alexander D. Craig, Kimberly L. Dickens, Mark D. Weber, Stephen C. Buck and Alan G. Ringler, filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended October 2, 2004 is incorporated herein by reference.

	n.	Form of Executive Change-In-Control Severance Agreement dated July 2004 between Federal Signal Corporation and Duane A. Doerle, Richard L. Ritz, Karen N. Latham, Paul Brown, John A. DeLeonardis and Matt J. Saviello, filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarterly period ended October 2, 2004 is incorporated herein by reference.

	o.	Director Deferred Compensation Plan, filed as Exhibit (10)(h) to the Company’s Form 10-K for the year ended December 31, 1997 is incorporated herein by reference.

	p.	Broad Based Stock Option Plan, filed as Exhibit (99) to the Company’s Form S-8 dated January 31, 2002 is incorporated herein by reference. This plan was terminated on July 18, 2002, and no shares were issued pursuant to this plan.

11.		Computation of per share earnings is furnished in Note P of the financial statements contained under Item 8 of this 10-K and thereby incorporated herein by reference.

13.		Annual Report to Shareholders for the year ended December 31, 2004. Such report is furnished for the information of the Commission only and is not to be deemed “filed” as part of this filing.

14.		Code of Ethics for CEO and Senior Financial Officers, as amended February 13, 2004, filed as Exhibit 14 to the Company’s Form 10-K for the year ended December 31, 2003 is incorporated herein by reference.

21.		Subsidiaries of the Company, as filed herein.*

23.		Consent of Independent Registered Public Accounting Firm, as filed herein.

31.1		CEO Certification under Section 302 of the Sarbanes-Oxley Act, as filed herein.

31.2		CFO Certification under Section 302 of the Sarbanes-Oxley Act, as filed herein.

32.1		CEO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act, as filed herein.

32.2		CFO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act, as filed herein.