Form 10-Q
period 2005-03-31
FEDERAL SIGNAL CORP /DE/
filed 2005-05-09
CIK 277509

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

Commission file number: 1-6003

Federal Signal Corporation

(Exact name of Company as specified in its charter)

Delaware	36-1063330
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1415 West 22nd Street
Oak Brook, IL 60523
(Address of principal executive offices including zip code)

(630) 954-2000
(Company’s telephone number including area code)

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

Indicate by check mark whether the company is an accelerated filer (as defined in Rule 12b of the Exchange Act). Yes ☑ No ☐

     Indicate the number of shares outstanding of each of the company’s classes of common stock, as of the latest practicable date.

Title
Common Stock, $1.00 par value	48,389,204 shares outstanding at April 30, 2005

FEDERAL SIGNAL CORPORATION
INDEX TO FORM 10-Q

Part I. Financial Information

Item 1. Financial Statements

FORWARD-LOOKING STATEMENTS

This Form 10-Q, reports filed by the company with the Securities and Exchange Commission (“SEC”) and comments made by management contain the words such as “may,” “will,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “project,” “estimate” and “objective” or the negative thereof or similar terminology concerning the company’s future financial performance, business strategy, plans, goals and objectives. These expressions are intended to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include information concerning the company’s possible or assumed future performance or results of operations and are not guarantees. While these statements are based on assumptions and judgments that management has made in light of industry experience as well as perceptions of historical trends, current conditions, expected future developments and other factors believed to be appropriate under the circumstances, they are subject to risks, uncertainties and other factors that may cause the company’s actual results, performance or achievements to be materially different.

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

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the three months ended March 31,
($ in millions, except per share data)	2005	2004
Net sales	$280.2	$260.4
Costs and expenses
Cost of sales	(214.6)	(197.9)
Selling, general and administrative	(58.9)	(55.5)
Restructuring charges	(1.4)

Operating income	5.3	7.0
Interest expense	(6.1)	(4.8)
Other expense, net	(.3)	(1.1)

Income (loss) before income taxes	(1.1)	1.1
Income taxes	.9	(.1)

Income (loss) from continuing operations	(.2)	1.0
Discontinued operations, net of income taxes of $.6 million		1.2

Net income (loss)	$(.2)	$2.2

Basic and diluted income (loss) per share
Income (loss) from continuing operations	.00	.02
Discontinued operations, net of taxes		.03

Net income (loss)	.00	.05

Weighted average shares outstanding
Basic	48.2	48.0
Diluted	48.2	48.1

Cash dividends paid per share of common stock	$.06	$.10

See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	For the three months ended March 31,
($ in millions)	2005	2004
Net income (loss)	$(.2)	$2.2
Other comprehensive income (loss), net of tax -
Foreign currency translation adjustments	(3.0)	(2.1)
Minimum pension liability	(.2)
Net derivative gain (loss), cash flow hedges	.2	(.9)

Comprehensive income (loss)	$(3.2)	$(.8)

See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31,	December 31,
($ in millions)	2005	2004 (a)
ASSETS
Manufacturing activities:
Current assets
Cash and cash equivalents	$55.3	$14.9
Accounts receivable, net of allowances for doubtful accounts of $2.4 million and $2.3 million respectively	160.1	200.6
Inventories	197.6	178.2
Other current assets	28.3	24.7

Total current assets	441.3	418.4
Properties and equipment, net	109.5	110.9
Other assets
Goodwill, net of accumulated amortization	351.1	352.5
Other deferred charges and assets	45.0	47.6

Total manufacturing assets	946.9	929.4
Financial services activities - Lease financing and other receivables, net of allowances for doubtful accounts of $4.0 million and $3.9 million respectively	190.2	196.5

Total assets	$1,137.1	$1,125.9

LIABILITIES AND SHAREHOLDERS’ EQUITY
Manufacturing activities:
Current liabilities
Short-term borrowings	$26.1	$18.9
Accounts payable	79.6	79.6
Customer deposits	26.5	24.5
Accrued liabilities and income taxes	95.2	106.7

Total current liabilities	227.4	229.7
Long-term borrowings	234.8	215.7
Long-term pension and other liabilities	36.9	34.3
Deferred income taxes	52.9	55.1

Total manufacturing liabilities	552.0	534.8
Financial services activities - Borrowings	178.3	178.4

Total liabilities	730.3	713.2
Shareholders’ equity
Common stock, $1 par value per share, 90.0 million shares authorized, 48.7 million and 48.6 million shares issued, respectively	48.7	48.6
Capital in excess of par value	96.3	94.4
Retained earnings	292.7	295.8
Treasury stock, .4 million shares at cost	(13.4)	(13.6)
Deferred stock awards	(4.9)	(3.1)
Accumulated other comprehensive loss	(12.6)	(9.4)

Total shareholders’ equity	406.8	412.7

Total liabilities and shareholders’ equity	$1,137.1	$1,125.9

See notes to condensed consolidated financial statements.

(a) The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the three-months ended March 31,
($ in millions)	2005	2004
Operating activities
Net income (loss)	$(.2)	$2.2
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6.0	6.0
Lease financing and other receivables	6.2	5.4
Working capital and other	7.9	(6.2)

Net cash provided by operating activities	19.9	7.4

Investing activities
Purchases of properties and equipment	(5.7)	(4.3)
Other, net	1.1	1.5

Net cash used for investing activities	(4.6)	(2.8)

Financing activities
Reduction in short-term borrowings, net	(45.0)	(7.2)
Proceeds from issuance of long-term borrowings	75.0	.2
Cash dividends paid to shareholders	(4.8)	(4.8)
Other, net	(.1)	(.9)

Net cash provided by (used for) financing activities	25.1	(12.7)

Increase (decrease) in cash and cash equivalents	40.4	(8.1)
Cash and cash equivalents at beginning of year	14.9	10.0

Cash and cash equivalents at end of period	$55.3	$1.9

Supplemental disclosures:
Cash paid for interest	$2.0	$2.3
Cash paid for income taxes	$2.3	$1.0

See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

     1. BASIS OF PRESENTATION

The consolidated condensed financial statements of Federal Signal Corporation and subsidiaries (“the company”) included herein have been prepared by the company, without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the company believes that the disclosures are adequate to make the information presented not misleading. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

In the opinion of the company, the information contained herein reflects all adjustments necessary to present fairly the company’s financial position, results of operations and cash flows for the interim periods. Such adjustments are of a normal recurring nature. The operating results for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year of 2005.

Effective January 1, 2004, the company began reporting its interim quarterly periods on a 13-week basis, ending on the last Saturday of the period, with the fiscal year ending on December 31. For convenience purposes, the company uses “March 31, 2005” to refer to its financial results as of April 2, 2005 and for the 13-week period ended April 2, 2005 and “March 31, 2004” to refer to its financial results as of April 3, 2004 and for the 13-week period ended April 3, 2004.

     2. SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation: The consolidated financial statements include the accounts of Federal Signal Corporation and all of its subsidiaries. All significant intercompany balances and transactions have been eliminated.

Change in presentation of cash flows from lease financing and other receivables: In 4th quarter of 2004, the company began classifying all cash flows from lease financing and other receivables as part of its operating activities. Cash flows from operating activities for the quarter ended March 31, 2004 in the condensed consolidated statement of cash flows has been revised to include changes in lease financing and other receivables which have been reclassified to conform to the 2005 presentation. Management decided to adopt the above-described method as a result of concerns raised by staff of the Securities and Exchange Commission regarding the company’s previous presentation. See the company’s Form 10-K for the year ended December 31, 2004 for further discussion.

Cash equivalents: The company considers all highly liquid investments with a maturity of three-months or less, when purchased, to be cash equivalents.

Accounts receivable and allowances for doubtful accounts: A receivable is considered past due if payments have not been received within agreed upon invoice terms. The company’s policy is generally to not charge interest on trade receivables after the invoice becomes past due, but to charge interest on lease receivables. The company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments on the outstanding accounts receivable and outstanding lease financing and other receivables. The allowances are each maintained at a level considered appropriate based on historical and other factors that affect collectibility. These factors include historical trends of write-offs, recoveries and credit losses; portfolio credit quality; and current and projected economic and market conditions. If the financial condition of the company’s customers were to deteriorate, resulting in an impairment of the ability to make payments, additional allowances may be required.

Inventories: Inventories are stated at the lower of cost or market. Approximately half of the company’s inventories are costed using FIFO (first-in, first-out) method. The remaining portion of the company’s inventories are costed using the LIFO (last-in, first-out) method.

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

Stock-based compensation plans: The company accounts for their plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. Stock compensation expense reflected in net income relates to restricted stock awards which vest over four years. With regard to stock options granted, no stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock at the date of grant.

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

Revenue recognition: The company recognizes sales when all of the following are satisfied: persuasive evidence of an arrangement exists, the price is fixed or determinable, collectibility is reasonably assured and title has passed or services have been rendered. Typically, title passes at time of shipment, however occasionally title passes later or earlier than shipment due to customer contracts or letter of credit terms. Loss contracts are recognized at the time the loss is reasonably estimable. Infrequently, a sales contract qualifies for percentage of completion or for multiple-element accounting. For percentage of completion revenues, the company utilizes the cost-to-cost method and the contract payments are received either as progress payments as costs are incurred or based on installation and performance milestones. At the inception of a sales-type lease, the company records the product sales price and related costs and expenses of the sale. Financing revenues are included in income over the life of the lease. Management believes that all relevant criteria and conditions are considered when recognizing revenues.

Product shipping costs: Product shipping costs are expensed as incurred and are included in cost of sales.

Income per share: Basic net income per share is calculated using income available to common shareholders (net income) divided by the weighted average number of common shares outstanding during the period. Diluted net income per share is calculated in the same manner except that the denominator is increased to include the weighted number of additional shares that would have been outstanding had dilutive stock option shares been actually issued. The company uses the treasury stock method to calculate dilutive shares.

     3. INVENTORIES

Inventories are summarized as follows:

	March 31,	December 31,
	2005	2004
Raw materials	$82.4	$78.4
Work in progress	63.0	50.8
Finished goods	52.2	49.0

Total inventories	$197.6	$178.2

Reserves for inventory relating to the refuse truck business increased by $.4 million in the quarter including the establishment of $.9 million additional excess and obsolescence reserves in advance of the plant consolidations, partly offset by a $.5 million reduction in the LIFO valuation reserve reflecting the company’s estimation of the inventory reductions as it completes the restructuring of the business through 2005.

     4. PROPERTIES AND EQUIPMENT

Properties and equipment are summarized as follows:

	March 31,	December 31,
	2005	2004
Land and improvements	$10.2	$9.2
Buildings and improvements	61.3	62.0
Machinery and equipment	234.6	233.9
Accumulated depreciation	(196.6)	(194.2)

Total properties and equipment	$109.5	$110.9

     5. STOCK-BASED COMPENSATION PLANS

The following table illustrates the effect on net income and earnings per share for the three-month periods ended March 31, 2005 and 2004 if the company had applied the fair value recognition provisions of SFAS No. 123 to all stock-based employee compensation. For purposes of pro forma disclosure, the estimated fair value of the options using a Black-Scholes option pricing model is amortized to expense over the option’s vesting period.

	Three months ended
	March 31,
	2005	2004
Reported net income (loss)	$(.2)	$2.2
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	.4	.1
Deduct: Total stock-based employee compensation expense determined under the fair-value method for all awards, net of related tax effects	(.7)	(.9)

Pro forma net income (loss)	$(.5)	$1.4

Basic net income (loss) per common share:
Reported	$.00	$.05
Pro forma	$(.01)	$.03
Diluted net income (loss) per share:
Reported	$.00	$.05
Pro forma	$(.01)	$.03

The stock-based employee compensation expense determined under the fair-value method for the three months ended March 31, 2004 was adversely affected by the retirement and separation agreements relating to two executive officers.

The intent of the Black-Scholes option valuation model is to provide estimates of fair values of traded options that have no vesting restrictions and are fully transferable. Options valuation models require the use of highly subjective assumptions including expected stock price volatility. The company has utilized the Black-Scholes method to calculate the pro forma disclosures required under SFAS No. 123 and 148. In management’s opinion, existing valuation models do not necessarily provide a reliable single measure of the fair value of its employee stock options because the company’s employee stock options have significantly different characteristics from those of traded options and the assumptions used in applying option valuation methodologies, including the Black-Scholes model, are highly subjective.

     6. INCOME TAXES

The company’s effective tax rate was (84.5%) and 13.6% for the three-month periods ended March 31, 2005 and 2004, respectively. The effective tax rate of (84.5%) reflects the tax benefit of the loss incurred, the effect of tax-exempt municipal income and a favorable adjustment to the company’s recorded tax liabilities resulting from a reduction in Finnish legislated tax rates. The company expects the tax rate for the year to be in the range of 28-30%.

     7. POSTRETIREMENT BENEFITS

The components of the company’s net periodic pension expense for its benefit plans are summarized as follows:

	US Benefit Plans		Non-US Benefit Plan
	Three months ended		Three months ended
	March 31,		March 31,
	2005	2004	2005	2004
Service cost	$1.1	$1.2
Interest cost	1.6	2.0	$.7	$.7
Expected return on plan assets	(1.7)	(2.0)	(.9)	(.8)
Amortization of transition amount		(.1)
Other	.6	.4	.2	.2

Net periodic pension expense	$1.6	$1.5	$.0	$.1

The company contributed $.3 million to its US benefit plans and $.2 million to its non-US benefit plan during the first three months of 2005.

     8. DEBT

Short-term borrowings are summarized as follows:

	March 31,	December 31,
	2005	2004
Non-recourse loan agreement	$14.8
Revolving credit facility		$45.0
Notes payable	7.6	7.4
Current maturities of long-term debt	18.5	18.6

Total short-term borrowings	$40.9	$71.0

Of the above amounts, $14.8 million and $52.1 million were classified as financial services activities borrowings at March 31, 2005 and December 31, 2004, respectively.

On March 24, 2005, E-One, Inc. (“E-One”), a wholly-owned subsidiary of Federal Signal Corporation, entered into an agreement, dated as of March 24, 2005 with Banc of America Leasing & Capital, LLC (“the loan agreement”) with respect to a nonrecourse loan facility (“the facility”). E-One’s indebtedness and other obligations under the loan agreement are secured by a pledge by E-One of all of its right, title and interest under certain customer leases of emergency equipment and other collateral as described in the loan agreement. On March 24, 2005, E-One borrowed $75 million under the facility. Under the loan agreement, E-One may further borrow under the facility, at the discretion of the lender, an amount equal to 95% of the net present value of any additional customer leases pledged under the facility.

The loan agreement contains administrative covenants and events of default that are ordinary and customary for similar credit facilities. At the election of E-One, the facility bears interest at a fixed rate or a floating LIBOR rate. The $75 million outstanding at March 31, 2005 under the facility bore interest at a 30-day floating LIBOR rate plus 1.35% (4.20% at March 31, 2005). The obligations of E-One under the loan agreement are nonrecourse to E-One and the company, except with respect to certain representations and warranties. E-One’s recourse obligations under the loan agreement are guaranteed by the company.

In connection with the closing of the loan agreement, the company utilized the proceeds from the initial funding of the loan agreement to repay approximately $63.0 million outstanding under its existing unsecured revolving credit facility, and the remainder of the proceeds will be used by the company for general corporate purposes. In addition, in connection with the closing of the facility the company voluntarily reduced the size of its existing unsecured credit facility from $150 million to $75 million.

In June 2004, the company renegotiated its revolving credit facility covenants to exclude restructuring and other one-time charges, to reduce the minimum interest coverage ratio from 3.0 to 2.5 and to voluntarily reduce the size of the credit facility from $250 million to $200 million. The company’s results for the year ended December 31, 2004 were below the minimum interest coverage covenant as of December 31, 2004. The company obtained a temporary waiver of this interest coverage covenant from 2.5 to 1.9 until April 1, 2005. On March 15, 2005, the company obtained a permanent amendment to the interest coverage covenant. This amendment redefined the coverage ratio and reset the required minimum level to 2.0 for December 31, 2004 to June 30, 2005 and 2.5 for September 30, 2005 and thereafter. The company was in compliance with the amended covenant at March 31, 2005 and expects to remain in compliance with its covenants through 2005 and beyond.

Weighted average interest rates on short-term borrowings were 4.25% and 3.28% at March 31, 2005 and December 31, 2004, respectively.

Long-term borrowings are summarized as follows:

	March 31,	December 31,
	2005	2004
Non-recourse loan agreement	$75.0
Private placement - fixed rate	305.0	$305.0
Private placement - floating rate	50.0	50.0
Other	4.0	3.6

Total contractual debt obligations	434.0	358.6
Fair value of interest rate swaps	(10.5)	(6.7)
Unamortized balance of terminated fair value interest rate swaps	8.1	8.7

Total long-term borrowings, including current portion	431.6	360.6
Less current maturities	(33.3)	(18.6)

Total long-term borrowings	$398.3	$342.0

Of the above amounts, $163.5 million and $126.3 million were classified as financial services activities borrowings at March 31, 2005 and December 31, 2004, respectively.

The fixed rate private placement borrowings bear interest at rates ranging from 4.93% to 6.79% and mature between 2005 and 2013.

For each of the above long-term notes, significant covenants consist of a maximum debt-to-capitalization ratio and minimum net worth. At March 31, 2005, all of the Registrant’s retained earnings were free of any restrictions and the Registrant was in compliance with the financial covenants of its debt agreements.

     9. GOODWILL

Changes in the carrying amount of goodwill for the quarter ended March 31, 2005, by operating segment, were as follows:

	Environmental		Safety
	Products	Fire Rescue	Products	Tool	Total
December 31, 2004	$141.0	$38.9	$90.7	$81.9	$352.5
Translation	(.2)	(.8)	(.4)		(1.4)

March 31, 2005	$140.8	$38.1	$90.3	$81.9	$351.1

     10. OTHER INTANGIBLE ASSETS

The components of the company’s other intangible assets as of March 31, 2005 were as follows:

	Weighted-
	average useful	Gross carrying	Accumulated	Net carrying
	life	value	amortization	value
	(Years)
Amortizable:
Developed software	6	$13.5	$(5.1)	$8.4
Patents	5-10	3.9	(2.5)	1.4
Customer relationships	20	1.9	(.2)	1.7
Distribution network	40	1.3	(.1)	1.2
Other	3	.7		.7
Non-amortizable tradename		1.0		1.0

Total		$22.3	$(7.9)	$14.4

Amortization of other intangibles for the three-month periods ended March 31, 2005 and 2004 totaled $.5 million and $.3 million, respectively. The company estimates that the aggregate amortization expense will be $2.6 million in 2005, $2.0 million in 2006, $1.6 million in 2007, $1.6 million in 2008, $1.2 million in 2009 and $4.9 million thereafter.

Other intangible assets are included in the condensed consolidated balance sheets within “Other deferred charges and assets.”

     11. DERIVATIVE FINANCIAL INSTRUMENTS

To manage interest costs, the company utilizes interest rate swaps in combination with its funded debt. Interest rate swaps executed in conjunction with long-term private placements maturing between 2008 and 2012 effectively converted fixed rate debt to variable rate debt (fair value hedges). The company is also party to agreements with financial institutions to swap interest rates in which the company pays interest at a fixed rate on debt maturing between 2005 and 2010 and receives interest at variable LIBOR rates (cash flow hedges).

The company designates foreign currency forward exchange contracts as fair value hedges to protect against the variability in exchange rates on short-term intercompany borrowings and firm commitments denominated in foreign currencies maturing in 2005. The company also manages the volatility of cash flows caused by fluctuations in currency rates by entering into foreign exchange forward and option contracts. These derivative instruments hedge portions of the company’s anticipated third party purchases and forecast intercompany sales denominated in foreign currencies maturing between 2005 and 2006.

The following table summarizes the company’s derivative instruments as of March 31, 2005:

	Notional	Fair
	amount	value
Interest rate contracts:
Fair value swaps	$220.0	$(10.5)
Cash flow swaps	85.0	2.1

Total interest rate contracts	$305.0	$(8.4)

Foreign currency contracts:
Cash flow forwards	$21.1	$1.9
Options	18.0	0.2

Total foreign currency contracts	$39.1	$2.1

The company expects $1.4 million of pre-tax net gains that are reported in accumulated other comprehensive income as of March 31, 2005 to be reclassified into earnings during the next twelve months.

     12. RESTRUCTURING CHARGES

In June 2004, the Registrant announced the implementation of a number of initiatives including restructuring of certain of its operations and the dispositions of certain assets. Therefore, there were no restructuring charges for the three-month period ended March 31, 2004. The 2004 restructuring initiatives focused on plant consolidations and product rationalization in order to streamline the Registrant’s operations; the actions taken are aimed at improving the profitability of the fire rescue, refuse truck body and European tooling businesses as well as improving the Registrant’s overhead cost structure. The asset dispositions consisted of asset sales of certain operations the Registrant considers no longer integral to the long-term strategy of its business.

The following tables summarize the restructuring actions taken during 2004, the pre-tax charges (credits) to expense for 2004 and the three-month period ended March 31 2005, and the total charges estimated to be incurred.

		Pre-tax restructuring charges
			3-month
		Year ended	period ended
		December 31,	March 31,	Estimate of
Group	Initiative	2004	2005	total
Environmental Products	Closure of the refuse truck body production facility in Oshkosh, Wisconsin, and consolidation of production into its facility in Medicine Hat, Alberta; completion expected in second quarter of 2005	$ 8.4	$ 1.1	$ 10.2
Fire Rescue	Closure of the production facilities located in Preble, New York and consolidation of U.S. production of fire rescue vehicles into the Ocala, Florida operations; completion expected by the second quarter of 2005	5.4	.4	6.1
Tool	Ceasing the manufacture of tooling products in France and consolidation of production into its Portugal facility; completion expected by the second quarter of 2005	1.2	(.1)	1.1
Corporate	Planning and organizing restructuring activities	.4		.4

		$ 15.4	$ 1.4	$ 17.8

The following presents an analysis of the restructuring reserves for the three-month period ended March 31, 2005:

	Severance	Other	Total
Balance as of December 31, 2004	$4.8	$.2	$5.0
Charges to expense, net	.5	.9	1.4
Cash payments	(3.4)	(1.0)	(4.4)
Non-cash activity	.1		.1

Balance as of March 31, 2005	$2.0	$.1	$2.1

Severance charges consist of termination and benefit costs for direct manufacturing employees involuntarily terminated prior to March 31, 2005. The costs of retention bonuses for employees not severed as of March 31, 2005 have been recognized ratably over the applicable estimated future service period. During the three-month period ended March 31, 2005, the Environmental Products Group recorded a curtailment gain of $.9 million as a result of the closure of its Oshkosh, Wisconsin refuse truck body manufacturing facility and the resultant lower estimate of its projected liability under a postretirement medical benefit plan. The amount is reflected as a credit to the group’s restructuring charges during the period.

     13. LEGAL PROCEEDINGS

The company is subject to various claims, other pending and possible legal actions for product liability and other damages and other matters arising out of the conduct of the company’s business. The company believes, based on current knowledge and after consultation with counsel, that the outcome of such claims and actions will not have a material adverse effect on the company’s consolidated financial position or the results of operations. However, in the event of unexpected future developments, it is possible that the ultimate resolution of such matters, if unfavorable, could have a material adverse effect on the company’s financial condition or the results of operations.

The company has been sued in Chicago by firefighters seeking damages claiming that exposure to the company’s sirens has impaired their hearing and that the sirens are therefore defective. There are presently 33 cases filed during the period 1999-2004, involving a total of 2,467 plaintiffs pending in the Circuit Court of Cook County, Illinois, 16 of the 33 cases have been dismissed. The plaintiffs’ attorneys have threatened to bring more suits if the company does not settle these cases. The company believes that these product liability suits have no merit and that sirens are necessary in emergency situations and save lives. The discovery phase of the litigation began in 2004; the company is aggressively defending the matters. The first of the 33 cases filed has been set for trial on August 29, 2005. Plaintiff recently moved for leave to assert a claim for punitive damages. Illinois rules require that the trial court review the evidence and determine if there is sufficient evidence to support a punitive damages claim. Such a determination has not been made, and the company will offer substantial evidence that the claim should not be permitted. The company successfully defended approximately 41 similar cases in Philadelphia in 1999 resulting in a series of unanimous jury verdicts in favor of the company.

     14. NET INCOME (LOSS) PER SHARE

The following table summarizes the information used in computing basic and diluted income (loss) per share:

	Three months ended March 31,
	2005	2004
Numerator for both basic and diluted income per share computations - Net income (loss)	$(.2)	$2.2

Denominator for basic income (loss) per share - Weighted average shares outstanding	48.2	48.0
Effect of employee stock options (potential dilutive common shares)		.1

Denominator for diluted income (loss) per share - Adjusted shares	48.2	48.1

Diluted income (loss) per share is calculated by dividing net income (loss) by the weighted average common shares outstanding plus additional common shares that would have been outstanding assuming the exercise of in-the-money stock options. As of March 31, 2005, an insignificant number of employee stock options were considered potential dilutive common shares. These stock options, however, are antidilutive due to the net loss for the three months ended March 31, 2005. As a result, they are excluded from the denominator for the diluted income per share calculation.

     15. SEGMENT INFORMATION

The following table summarizes the company’s operations by segment for the three-month periods ended March 31, 2005 and 2004:

	Three months ended March 31,
	2005	2004
Net sales
Environmental Products	$98.1	$91.1
Fire Rescue	70.9	67.8
Safety Products	69.6	58.7
Tool	41.6	42.8

Total net sales	$280.2	$260.4

Operating income (loss)
Environmental Products	$1.4	$2.7
Fire Rescue	(3.6)	(3.1)
Safety Products	8.4	6.3
Tool	4.0	5.4
Corporate expense	(4.9)	(4.3)

Total operating income	5.3	7.0
Interest expense	(6.1)	(4.8)
Other income (expense)	(.3)	(1.1)

Income (loss) before income taxes	$(1.1)	$1.1

There have been no material changes in total assets from the amount disclosed in the company’s last annual report.

     16. COMMITMENTS AND GUARANTEES

The company issues product performance warranties to customers with the sale of its products. The specific terms and conditions of these warranties vary depending upon the product sold and country in which the company conducts business, with warranty periods generally ranging from six months to five years. The company estimates the costs that may be incurred under its basic limited warranty and records a liability in the amount of such costs at the time the sale of the related product is recognized. Factors that affect the company’s warranty liability include the number of units under warranty from time to time, historical and anticipated rates of warranty claims and costs per claim. The company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

Changes in the company’s warranty liabilities for the three-month periods ended March 31, 2005 and 2004 were as follows:

	Three months ended March 31,
	2005	2004
Balance at January 1	$11.1	$12.9
Provisions to expense	3.8	3.5
Actual costs incurred	(3.9)	(4.4)

Balance at March 31	$11.0	$12.0

The company guarantees the debt of a third-party dealer that sells the company’s vehicles. The notional amounts of the guaranteed debt as of March 31, 2005 totaled $.7 million. No losses have been incurred as of March 31, 2005. The guarantees expire between May and August of 2005.

The company also provides residual value guarantees on vehicles sold to certain customers. Proceeds received in excess of the fair value of the guarantee are deferred and amortized into income ratably over the life of the guarantee. The company recorded these transactions as operating leases and recognized liabilities equal to the fair value of the guarantees. The notional amounts of the residual value guarantees totaled $3.4 million as of March 31, 2005. No losses have been incurred as of March 31, 2005. The guarantees expire between 2006 and 2010.

     17. NEW ACCOUNTING PRONOUNCEMENTS

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”, which amends ARB 43, Chapter 4, “Inventory Pricing”. SFAS No. 151 clarifies the treatment of abnormal amounts of idle facility expense, freight, handling costs, and wasted materials to be treated as current-period charges. The provisions of SFAS No. 151 are effective for fiscal years beginning after June 15, 2005. The company currently applies overhead based upon actual rates excluding the influences of abnormal shutdown periods. Management will further review the implications of SFAS No. 151 to determine what effect, if any, its adoption will have on the company’s consolidated results of operations and financial position.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”, which revises SFAS No. 123 and supersedes APB 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair value. Using a “modified grant-date approach”, the fair value of an equity award is estimated on the grant date and recognized over the requisite service period for all awards that vest. If the award does not vest, no compensation cost is recognized. The FASB continues to believe that the fair value of a stock option awarded to an employee generally must be estimated using an option pricing model. The provisions of SFAS No. 123(R) were to become effective at the beginning of the first interim or annual period beginning after June 15, 2005. On April 14, 2005, the Securities and Exchange Commission adopted a staff recommendation to delay the effective date for public companies to the first interim or annual reporting period of a registrant’s first fiscal year beginning on or after December 15, 2005. Management believes the adoption of SFAS No. 123(R) will have an impact on the company’s consolidated results of operations and financial position but has not yet determined whether adoption will result in compensation expense materially different than the amounts disclosed in Note 5 above and Note A included in the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets” which is effective for fiscal periods beginning after June 15, 2005 with earlier application permitted. The statement eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in APB 29 and replaces it with an exception for exchanges that do not have commercial substance. The company has not completed its evaluation of SFAS No. 153 and has not yet determined whether the statement will have an effect on the company’s consolidated results of operations or financial position.

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

Consolidated Results of Operations

The 8% increase in sales to $280.2 million in 2005 was largely associated with higher North American sales of sweepers and industrial vacuum trucks and large airport parking systems. The reduction in operating income was mainly attributable to lower operating earnings for refuse trucks and Tool, where lower sales and higher raw material costs reduced margins. Corporate expense increased $.6 million to $4.9 million due to higher audit fees and centralization of staff groups.

Interest expense increased by $1.3 million due to higher interest rates which were partially offset by lower borrowings. The effective tax rate of (84.5%) reflects the tax benefit of the loss incurred, the effect of tax-exempt municipal income and a favorable adjustment to the company’s recorded tax liabilities resulting from a reduction in Finnish legislated tax rates.

Orders and Backlog

First quarter orders rose 2% to $295 million from $290 million for the comparable period of 2004. US municipal and government orders rose 16% with strong demand for fire trucks, refuse truck bodies, and warning systems. US industrial and commercial orders were slightly above last year with strength in vacuum trucks offset by weakness in other environmental products. Non-US orders declined 10% due to the absence of large fleet orders received in the first quarter of 2004.

Quarter-end backlog rose to $448 million, up 17% from $384 million at the same time last year. The most significant backlog increases resulted from orders for airport parking systems, fire trucks and vacuum trucks.

Environmental Products

The following table summarizes the Environmental Products Group’s operating results for the three months ended March 31, 2005 and 2004, respectively (in millions):

	Three months ended March 31,
	2005	2004
Net sales	$98.1	$91.1
Operating income	1.4	2.7
Operating margin	1.4%	3.0%

Environmental Products sales increased 8% to $98.1 million for the first quarter while operating margin declined to 1.4% from 3.0% in 2004. Sales and earnings increased significantly for US sweepers, industrial vacuum trucks, and water blasters compared with first quarter 2004. Offsetting the earnings improvement in these operations were lower earnings in refuse truck body operations largely caused by restructuring costs and higher steel costs which began to take effect in mid-2004, and operating inefficiencies related to the consolidation of production facilities. In addition, the refuse truck body business was impacted by the $.4 million increase in inventory reserves recorded in the 2005 first quarter. Margins are improving sequentially in Refuse as price increases take effect and materials cost escalation subsides. The full effects of price increases initiated in mid-to-late 2004 will benefit subsequent quarters and provide further margin recovery. In addition, the closure of the Oshkosh, Wisconsin production facility, which occurred on schedule at the end of the first quarter of 2005, will reduce operating costs for the balance of the year.

Fire Rescue

The following table summarizes the Fire Rescue Group’s operating results for the three months ended March 31, 2005 and 2004, respectively (in millions):

	Three months ended March 31,
	2005	2004
Net sales	$70.9	$67.8
Operating loss	(3.6)	(3.1)
Operating margin	(5.1)%	(4.6)%

Fire Rescue sales rose 4.6% to $70.9 million and operating margin decreased from (4.6%) to (5.1%) due to restructuring charges. Sales increased 13% over the prior year, measured as the consolidated volume of Preble, New York and Ocala, Florida operations. Production at Preble, New York was transferred to the Florida location as part of a restructuring in 2004. The loss incurred in the group’s US operations was lower than in the prior year period despite the adverse impacts of obligations associated with a failed dealership. Gross margins improved in the Florida and Canada operations and were significantly higher for the group as a whole. Sales of aerial devices produced in Finland were 32% higher than last year though operating margin declined from the prior year period. The margin decline is attributed to lower margin units for customers in Taiwan and Australia.

Safety Products

The following table summarizes the Safety Products Group’s operating results for the three months ended March 31, 2005 and 2004, respectively (in millions):

	Three months ended March 31,
	2005	2004
Net sales	$69.6	$58.7
Operating income	8.4	6.3
Operating margin	12.1%	10.7%

Safety Products sales rose 18.6% to $69.6 million and operating margin increased to 12.1% from 10.7% in the first quarter last year. Sales increased in all product lines and operating income rose 33% for the group compared to the same period in 2004. Sales were particularly strong for large airport parking systems, police products, warning systems, and hazardous lighting used in marine, offshore, and mining applications. Sales for the Port Authority of New York and New Jersey and Dallas-Fort Worth airport parking projects contributed $4.6 million to the increase.

Tool

The following table summarizes the Tool Group’s operating results for the three months ended March 31, 2005 and 2004, respectively (in millions):

	Three months ended March 31,
	2005	2004
Net sales	$41.6	$42.8
Operating income	4.0	5.4
Operating margin	9.6%	12.6%

Tool sales were $41.6 million, down slightly from $42.8 million last year. Operating margin declined to 9.6% from 12.6% in 2004. Sales declined from 2004 despite increased pricing levels, primarily as a result of softness in industrial markets. Lower sales of die component tooling were offset by slight increases in sales of metal cutting and plastic mold tooling. The margin decline was due to higher material costs that were not fully offset by price increases.

Corporate and Other

Corporate expense of $4.9 million, which is not allocated to divisions, was above prior year, due to the addition of centralized staff groups and higher audit fees. Other expense of $.3 million compared favorably with $1.1 million in 2004, which mainly included the impact of lawsuit settlements.

Restructuring

The company incurred pre-tax restructuring charges of $1.4 million in the quarter, principally associated with plant closures first announced in June of 2004. At that time, the company announced plans to close its fire apparatus manufacturing facility in Preble, New York by year-end 2004 and its refuse truck body manufacturing plant in Oshkosh, Wisconsin at the end of the first quarter of 2005. Both closures were completed on schedule, and costs are on plan. During the first quarter of 2005, the company successfully produced its first stainless steel fire rescue trucks in Ocala, Florida, and its first rear loading refuse truck bodies in Medicine Hat, Alberta. The company expects to incur the balance of the restructuring costs, approximately $1 million, during the next two quarters.

Seasonality of Company’s Business

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

Financial Position, Liquidity and Capital Resources

The company utilizes its operating cash flow and available borrowings under its revolving credit facility for working capital needs of its operations, capital expenditures, strategic acquisitions of companies operating in markets related to those already served, debt repayments, share repurchases and dividends. The company anticipates that its financial resources and major sources of liquidity, including cash flow from operations and borrowing capacity, will continue to be adequate to meet its operating and capital needs in addition to its financial commitments.

Operating cash flow totaled $20 million in the quarter, up significantly from the prior year due to reductions in working capital, primarily lower receivables due to aggressive collections.

On March 24, 2005, the company diversified its funding sources by entering into a financing transaction whereby a subsidiary borrowed $75 million on a non-recourse basis against a portion of its municipal leasing portfolio assets. This new facility does not contain any financial covenants. At the same time, the company reduced its committed bank revolver by a commensurate amount. Most of the proceeds of this financing were used to repay loans drawn under the company’s committed bank revolver. Also during the quarter, the company amended the interest coverage ratio in its committed bank revolver. The company was in compliance with all debt covenants as of the end of the quarter.

As a result of the new financing and cash balances at non-US subsidiaries, the company’s cash balance rose to $55 million at the end of the period. The company expects cash balances to remain high for much of 2005, although a portion of the increased cash will be used in May to make $17 million in scheduled amortization payments on two private placement notes. At March 31, 2005, the company’s manufacturing debt was $260.9 million, up $26.3 million from December 31, 2004. Most of the increase was due to higher cash balances both in the U.S. and at the foreign subsidiaries. Likewise, the manufacturing debt-to-capitalization ratio increased to 40% from 37% as of December 31, 2004, due largely to the higher cash balances. The company’s debt facilities contain covenants relating to a maximum debt-to-capitalization ratio, minimum interest coverage and minimum net worth. As of March 31, 2005, the company was in compliance with the financial covenants of its debt agreements.

As of March 31, 2005, due to the level of outstanding letters of credit, the company had $49.7 million of availability under its $75.0 million unsecured revolving credit facility maturing in 2006. Borrowings under this facility bear interest at a variable rate of LIBOR plus a spread of ..83%. There were no loans outstanding under the facility as of March 31, 2005. The spread is subject to adjustment based on the level of outstanding borrowings.

Contractual Obligations and Commercial Commitments

The following table presents a summary of the company’s contractual obligations (in millions):

	March 31,	December 31,
	2005	2004
Long-term debt obligations	$434.0	$358.6
Operating lease obligations	29.1	26.4
Fair value of interest rate swaps	8.4	5.9
Fair value of foreign currency contracts	(2.1)	(2.9)

	$469.4	$388.0

The $2.5 million increase in the fair value of the company’s interest rate swaps occurred as a result of market expectations that interest rates will increase in the future thereby shifting the implied yield curve higher.

Refer to Footnote 16 of the financial statements included in Part I of this Form 10-Q for a discussion of the company’s commercial commitments (guarantees).

Critical Accounting Policies and Estimates

As of March 31, 2005, there were no material changes to the company’s critical accounting policies and estimates disclosed in its Form 10-K for the year ended December 31, 2004.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The company is subject to market risk associated with changes in interest rates and foreign exchange rates. To mitigate this risk, the company utilizes interest rate swaps and foreign currency forward and option contracts. The company does not hold or issue derivative financial instruments for trading or speculative purposes and is not party to leverage derivatives.

The company manages its exposure to interest rate movements by maintaining a proportionate relationship between fixed-rate debt to total debt within established percentages. The company uses funded fixed-rate borrowings as well as interest rate swap agreements to balance its overall fixed-to-floating interest rate mix.

Of the company’s debt at March 31, 2005, $178.3 million was used to support financial services assets.

The company also has foreign currency exposures related to buying and selling in currencies other than the local currency in which it operates. The company utilizes foreign currency forward and option contracts to manage risks associated with sales and purchase commitments as well as forecast transactions denominated in foreign currencies.

The information contained under the caption “Contractual Obligations and Commercial Commitments” included in Item 2 of this Form 10-Q discusses the changes in the company’s exposure to market risk during the first quarter of 2005. For additional information, refer to the discussion contained under the caption “Market Risk Management” included in Item 7 of the company’s Form 10-K for the year ended December 31, 2004.

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, the company’s management, with the participation of the company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the company’s disclosure controls and procedures as of March 31, 2005. Based on that evaluation, the company’s Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were effective as of March 31, 2005. As a matter of practice, the company’s management continues to review and document disclosure controls and procedures, including internal controls and procedures for financial reporting. From time to time, the company may make changes aimed at enhancing the effectiveness of the controls and to ensure that the systems evolve with the business. During the quarter, Richard L. Ritz, Vice President and

Controller, resigned his position and was replaced by Paul Brown, formerly Vice President of Internal Audit. The company is currently engaged in a search to fill the open Vice President of Internal Audit position. During the quarter ended March 31, 2005, there were no changes in the company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

Footnote 13 of the financial statements included in Part I of this Form 10-Q is incorporated herein by reference.

Item 4. Submission of Matters to Security Holders

On April 27, 2005, the company held its annual meeting of stockholders at which the following matters were presented to, and voted upon by the stockholders:

Election of Directors

Charles R. Campbell and Paul W. Jones, each an incumbent director of the company, were each reelected to a new term to expire at the annual meeting of stockholders in 2008. The vote with respect to each of the nominees was as follows:

Name of Director	For	Withhold Authority
Charles R. Campbell	40,585,372	1,920,129
Paul W. Jones	40,546,681	1,958,820

James C. Janning, Robert D Welding, Joan E. Ryan, Robert M. Gerrity and Robert S. Hamada also serve as directors of the company and each of their terms continued after the annual meeting of stockholders.

Approval of 2005 Executive Incentive Compensation Plan

A proposal to approve the company’s 2005 Executive Incentive Compensation Plan, including the reservation of 4,000,000 shares of common stock for future issuance under the plan and the performance criteria and limits for purposes of Internal Revenue Code Section 162(m), was presented to the stockholders at the annual meeting. The vote for and against and the number of votes subject to abstention and to broker non-votes is disclosed below:

For	Against	Abstentions	Broker Non-Votes
27,505,323	6,846,321	354,699	7,799,158

Approval of the Executive Incentive Performance Plan

A proposal to approve the company’s Executive Incentive Performance Plan which will allow for the payment of qualified performance-based compensation under Internal Revenue Code Section 162(m), was presented to the stockholders at the annual meeting. The vote for and against and the number of votes subject to abstention and to broker non-votes is disclosed below:

For	Against	Abstentions	Broker Non-Votes
31,217,854	3,154,017	334,472	7,799,158

Ratification of Independent Registered Public Accounting Firm for 2005

A proposal to ratify Ernst & Young LLP as the company’s independent registered public accounting firm for 2005 was presented to the stockholder at the annual meeting. The vote for and against and the number of votes subject to abstention and to broker non-votes is disclosed below:

For	Against	Abstentions	Broker Non-Votes
41,921,850	399,176	184,475

Item 5. Other Information.

On May 6, 2005, the company issued a press release with respect to the results of operations for the first quarter of 2005 as well as other financial and statistical information with respect to its business and operations. A copy of the press release is filed as Exhibit 99.1 to this report.

Item 6. Exhibits

Exhibit 31.1	CEO Certification under Section 302 of the Sarbanes-Oxley Act

Exhibit 31.2	CFO Certification under Section 302 of the Sarbanes-Oxley Act

Exhibit 32.1	CEO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act

Exhibit 32.2	CFO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act

Exhibit 99.1	Press Release dated May 6, 2005

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Signal Corporation
Date: May 9, 2005	By:	/s/ Stephanie K. Kushner
Stephanie K. Kushner
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	CEO Certification under Section 302 of the Sarbanes-Oxley Act, is filed herewith.

31.2	CFO Certification under Section 302 of the Sarbanes-Oxley Act, is filed herewith.

32.1	CEO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act, is filed herewith.

32.2	CFO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act, is filed herewith.

99.1	Press Release dated May 6, 2005, is filed herewith.