Form 10-Q
period 2005-07-02
FEDERAL SIGNAL CORP /DE/
filed 2005-08-09
CIK 277509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___to ___
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
     Indicate by check mark whether the Company is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     Indicate the number of shares outstanding of each of the Company’s classes of common stock, as of the latest practicable date.

Title
Common Stock, $1.00 par value	48,280,265 shares outstanding at July 31, 2005

FEDERAL SIGNAL CORPORATION

Part I. Financial Information
Item 1. Financial Statements
FORWARD-LOOKING STATEMENTS
This Form 10-Q, other reports filed by the Company with the Securities and Exchange Commission (“SEC”) and comments made by management contain the words such as “may,” “will,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “project,” “estimate” and “objective” or the negative thereof or similar terminology concerning the Company’s future financial performance, business strategy, plans, goals and objectives. These expressions are intended to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include information concerning the Company’s possible or assumed future performance or results of operations and are not guarantees. While these statements are based on assumptions and judgments that management has made in light of industry experience as well as perceptions of historical trends, current conditions, expected future developments and other factors believed to be appropriate under the circumstances, they are subject to risks, uncertainties and other factors that may cause the Company’s actual results, performance or achievements to be materially different.
Risks, uncertainties and other factors that may impact the achievement of forward-looking statements include the cyclical nature of the U.S., state and municipal markets, success of research and development projects, negotiation and maintenance of strong supplier strategic alliances, risks associated with international operations such as foreign currency fluctuations and economic and political conditions, identification and integration of acquisitions, pricing pressures, competition, operational efficiencies and cost reductions, cash and debt management including interest rate swaps, tax strategies, maintenance and growth of the dealer network and customer relationships.
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

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended June 30,		Six months ended June 30,
($ in millions, except share data)	2005	2004	2005	2004
Net revenue	$315.7	$290.6	$595.9	$551.0
Costs and expenses:
Cost of sales	(245.4)	(223.6)	(460.0)	(421.5)
Selling, general and administrative	(60.2)	(55.6)	(119.1)	(111.1)
Restructuring charges	(.6)	(8.1)	(2.0)	(8.1)

Operating income	9.5	3.3	14.8	10.3
Interest expense	(6.1)	(5.0)	(12.2)	(9.8)
Other income (expense), net	1.1	(3.1)	.8	(4.2)

Income (loss) before income taxes	4.5	(4.8)	3.4	(3.7)
Income tax benefit	6.8	1.5	7.7	1.4

Income (loss) from continuing operations	11.3	(3.3)	11.1	(2.3)
Income from discontinued operations, net of tax		.9		2.2
Loss on disposal of discontinued operations, net of tax benefit of $.1 million and $.8 million, respectively	(.1)	(4.3)	(.1)	(4.3)

Loss from discontinued operations - total	(.1)	(3.4)	(.1)	(2.1)

Net income (loss)	$11.2	$(6.7)	$11.0	$(4.4)

COMMON STOCK DATA:
Basic and diluted net income per share:
Income (loss) from continuing operations	$.23	$(.07)	$.23	$(.05)
Loss on disposal of discontinued operations		(.07)		(.04)

Net income (loss)	$.23	$(.14)	$.23	$(.09)

Weighted average common shares outstanding
Basic	48.4	48.1	48.3	48.1
Diluted	48.4	48.2	48.3	48.2

Cash dividends per share of common stock	$.06	$.10	$.12	$.20
See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2005	2004	2005	2004
Net income (loss)	$11.2	$(6.7)	$11.0	$(4.4)
Other comprehensive income (loss), net of tax -
Foreign currency translation adjustments	(5.1)		(8.1)	(2.1)
Minimum pension liability			(.2)
Net derivative (loss) gain, cash flow hedges	(.8)	1.5	(.6)	.6

Comprehensive income (loss)	$5.3	$(5.2)	$2.1	$(5.9)

See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30,	December 31,
($ in millions)	2005	2004 (a)
ASSETS
Manufacturing activities:
Current assets
Cash and cash equivalents	$38.6	$14.9
Accounts receivable, net of allowances for doubtful accounts of $2.6 million and $2.3 million, respectively	178.8	200.6
Inventories	189.1	178.2
Other current assets	41.6	24.7

Total current assets	448.1	418.4
Properties and equipment, net	103.5	110.9
Other assets
Goodwill, net of accumulated amortization	348.9	352.5
Other deferred charges and assets	42.7	47.6

Total manufacturing assets	943.2	929.4
Financial services activities — Lease financing and other receivables, net of allowances for doubtful accounts of $4.3 million and $3.9 million, respectively	176.6	196.5

Total assets	$1,119.8	$1,125.9

LIABILITIES AND SHAREHOLDERS’ EQUITY
Manufacturing activities:
Current liabilities
Short-term borrowings	$21.0	$18.9
Accounts payable	84.6	79.6
Customer deposits	31.4	24.5
Accrued liabilities and income taxes	92.7	106.7

Total current liabilities	229.7	229.7
Long-term borrowings	229.0	215.7
Long-term pension and other liabilities	32.5	34.3
Deferred income taxes	54.4	55.1

Total manufacturing liabilities	545.6	534.8
Financial services activities — Borrowings	166.1	178.4

Total liabilities	711.7	713.2
Shareholders’ equity
Common stock, $1 par value per share, 90.0 million shares authorized, 48.8 million and 48.6 million shares issued, respectively	48.8	48.6
Capital in excess of par value	97.9	94.4
Retained earnings	300.9	295.8
Treasury stock, .5 million and .4 million shares at cost, respectively	(15.2)	(13.6)
Deferred stock awards	(6.0)	(3.1)
Accumulated other comprehensive loss	(18.3)	(9.4)

Total shareholders’ equity	408.1	412.7

Total liabilities and shareholders’ equity	$1,119.8	$1,125.9

See notes to condensed consolidated financial statements.

(a)	The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six months ended June 30,
($ in millions)	2005	2004

Operating activities:
Net income (loss)	$11.0	$(4.4)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	12.0	12.0
Lease financing and other receivables	19.8	14.2
Working capital and other	(10.0)	(15.7)

Net cash provided by operating activities	32.8	6.1

Investing activities:
Purchases of properties and equipment	(10.1)	(11.0)
Disposals of property and equipment	7.8	.2
Other, net	.1	1.5

Net cash used for investing activities	(2.2)	(9.3)

Financing activities:
Increase (decrease) in short-term borrowings, net	(72.5)	9.0
Proceeds from issuance of long-term borrowings	75.0
Purchases of treasury stock	(1.6)
Cash dividends paid to shareholders	(7.7)	(9.6)
Other, net	(.1)	.3

Net cash used for financing activities	(6.9)	(.3)

Increase (decrease) in cash and cash equivalents	23.7	(3.5)
Cash and cash equivalents at beginning of period	14.9	10.1

Cash and cash equivalents at end of period	$38.6	$6.6

Supplemental disclosures:
Cash paid for interest	$11.9	$10.2
Cash paid for income taxes	$4.1	$1.9
See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1. BASIS OF PRESENTATION
The condensed consolidated financial statements of Federal Signal Corporation and subsidiaries (the “Company”) included herein have been prepared by the Company, without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
In the opinion of management of the Company, the information contained herein reflects all adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods. Such adjustments are of a normal recurring nature. The operating results for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year of 2005.
Effective January 1, 2004, the Company began reporting its interim quarterly periods on a 13-week basis ending on a Saturday with the fiscal year ending on December 31. Prior to 2004, the Company’s interim quarterly periods ended on March 31, June 30, September 30 and December 31 year end. For convenience purposes, the Company uses “June 30, 2005” to refer to its financial position as of July 2, 2005 and results of operations for the 13-week and 26-week periods ended July 2, 2005.
2. SIGNIFICANT ACCOUNTING POLICIES
Principles of consolidation: The consolidated financial statements include the accounts of Federal Signal Corporation and all of its subsidiaries. All significant intercompany balances and transactions have been eliminated.
Change in presentation of cash flows from lease financing and other receivables: In the fourth quarter of 2004, the Company began classifying all cash flows from lease financing and other receivables as part of its operating activities. Cash flows from operating activities for the six months ended June 30, 2004 set forth in the condensed consolidated statement of cash flows have been revised to include changes in lease financing and other receivables which have been reclassified to conform to the 2005 presentation.
Cash equivalents: The Company considers all highly liquid investments with a maturity of three-months or less, when purchased, to be cash equivalents.
Accounts receivable and allowances for doubtful accounts: A receivable is considered past due if payments have not been received within agreed upon invoice terms. The Company’s policy is generally to not charge interest on trade receivables after the invoice becomes past due, but to charge interest on lease receivables. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments on the outstanding accounts receivable and outstanding lease financing and other receivables. The allowances are each maintained at a level considered appropriate based on historical and other factors that affect collectibility. These factors include historical trends of write-offs, recoveries and credit losses, portfolio credit quality, and current and projected economic and market conditions. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of the ability to make payments, additional allowances may be required.
Inventories: Inventories are stated at the lower of cost or market. Approximately half of the Company’s inventories are costed using the FIFO (first-in, first-out) method. The remaining portion of the Company’s inventories are costed using the LIFO (last-in, first-out) method.
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

Goodwill and other intangible assets: Intangible assets principally consist of costs in excess of fair values of net assets acquired in purchase transactions. These assets are assessed yearly for impairment at the beginning of the fourth quarter and also between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
Stock-based compensation plans: The Company accounts for its stock-based compensation plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. Stock compensation expense reflected in net income relates to restricted stock awards which vest over three to four years. With regard to stock options granted, no stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock at the date of grant.
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
On the date a derivative contract is entered into, the Company decides whether to designate the derivative as one of the following types of hedging instruments and accounts for the derivative as follows:
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
The Company formally documents its hedge relationships, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. Derivatives are recorded in the consolidated balance sheets at fair value in other assets and other liabilities. This process includes linking derivatives that are designated as hedges of specific forecast transactions. The Company also formally assesses, both at inception and at least quarterly thereafter, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in either the fair value or cash flows of the hedged item. If it is determined that a derivative ceases to be a highly effective hedge, or if the anticipated transaction is no longer likely to occur, the Company discontinues hedge accounting, and any deferred gains or losses are recorded in selling, general and administrative expenses. Amounts related to terminated interest rate swaps are deferred and amortized as an adjustment to interest expense over the original period of interest exposure, provided the designated liability continues to exist or is probable of occurring. For derivatives that are not designated as hedges, gain or loss is recognized in earnings during the period of change.
Revenue recognition: The Company recognizes revenue when all of the following are satisfied: persuasive evidence of an arrangement exists, the price is fixed or determinable, collectibility is reasonably assured and title has passed or services have been rendered. Typically, title passes at time of shipment, however occasionally title passes later or earlier than shipment due to customer contracts or letter of credit terms. Loss contracts are recognized at the time the loss is reasonably estimable. Infrequently, a sales contract qualifies for percentage of completion or for multiple-element accounting. For percentage of completion revenues, the Company utilizes the cost-to-cost method and the contract payments are received either as progress payments as costs are incurred or based on installation and performance milestones. At the inception of a sales-type lease, the Company records the product sales price and related costs and expenses of the sale. Financing revenues are included in income over the life of the lease. Management believes that all relevant criteria and conditions are considered when recognizing revenues.
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
3. INVENTORIES
Inventories are summarized as follows:

	June 30,	December 31,
	2005	2004

Raw materials	$81.2	$78.4
Work in progress	64.2	50.8
Finished goods	43.7	49.0

Total inventories	$189.1	$178.2

4. PROPERTIES AND EQUIPMENT
Properties and equipment are summarized as follows:

	June 30,	December 31,
	2005	2004

Land and improvements	$9.3	$9.2
Buildings and improvements	59.0	62.0
Machinery and equipment	230.9	233.9
Accumulated depreciation	(195.7)	(194.2)

Total properties and equipment	$103.5	$110.9

In May 2005, the Company sold the land and buildings of the refuse truck body plant in Oshkosh, Wisconsin for proceeds of $5.8 million and recorded a pre-tax gain of $1.0 million.
5. STOCK-BASED COMPENSATION PLANS
The following table illustrates the effect on net income (loss) and net income (loss) per share for the three and six-month periods ended June 30, 2005 and 2004 if the Company had applied the fair value recognition provisions of SFAS No. 123 to all stock-based employee compensation. For purposes of pro forma disclosure, the estimated fair value of the options using a Black-Scholes option pricing model is amortized to expense over the option’s vesting period.

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004

Reported net income (loss)	$11.2	$(6.7)	$11.0	$(4.4)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	.2	.2	.5	.3
Deduct: Total stock-based employee compensation expense determined under the fair-value method for all awards, net of related tax effects	(.5)	(.5)	(1.2)	(1.4)

Pro forma net income (loss)	$10.9	$(7.0)	$10.3	$(5.5)

Basic net income (loss) per common share:
Reported	$.23	$(.14)	$.23	$(.09)
Pro forma	$.23	$(.14)	$.21	$(.11)

Diluted net income (loss) per common share:
Reported	$.23	$(.14)	$.23	$(.09)
Pro forma	$.23	$(.14)	$.21	$(.11)
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
6. INCOME TAXES
The Company’s effective tax rate was (224.9%) and 37.8% for the six-month periods ended June 30, 2005 and 2004, respectively. The effective tax rate of (224.9%) reflects a benefit of $6.0 million primarily due to a reduction in reserves in the 2nd quarter associated with the completion of an audit of the Company’s U.S. tax returns, which encompassed the years 1999-2003, a $1.6 million benefit recorded to recognize the differences that existed between the recorded deferred tax liabilities and the amount that should have been recorded based on an analysis of timing differences between financial reporting and tax reporting, as well as the effect of tax-exempt municipal income and a favorable adjustment to the Company’s recorded tax liabilities resulting from a reduction in Finnish legislated tax rates. Due to these unusual items, the Company expects the tax rate for the 2005 year to be less than 10%. This rate excludes any one-time tax payments associated with potential repatriation of foreign cash balances associated with the American Job Creation Act, which will be determined by the fourth quarter of 2005.
7. POSTRETIREMENT BENEFITS
The components of the Company’s net periodic pension expense for its benefit plans are summarized as follows:

	US Benefit Plans				Non-US Benefit Plan
	Three months ended		Six months ended		Three months ended		Six months ended
	June 30,		June 30,		June 30,		June 30,
	2005	2004	2005	2004	2005	2004	2005	2004

Service cost	$1.3	$1.1	$2.4	$2.3	$.1	$.1	$.1	$.1
Interest cost	2.5	1.9	4.1	3.9	.7	.6	1.4	1.3
Expected return on plan assets	(2.7)	(2.0)	(4.4)	(4.0)	(.9)	(.8)	(1.8)	(1.6)
Amortization of transition amount	(.1)		(.1)	(.1)	.4		.4
Other	.3	.4	.9	.8	(.2)	.3		.5

Net periodic pension expense	$1.3	$1.4	$2.9	$2.9	$.1	$.2	$.1	$.3

The Company contributed $.3 million to its U.S. benefit plans and $.4 million to its non-U.S. benefit plans during the six months ended June 30, 2005.
8. DEBT
Short-term borrowings are summarized as follows:

	June 30,	December 31,
	2005	2004

Non-recourse loan agreement	$14.8	$—
Revolving credit facility	—	45.0
Notes payable	2.5	7.4
Current maturities of long-term debt	18.5	18.6

Total short-term borrowings	$35.8	$71.0

Of the above amounts, $14.8 and $52.1 were classified as financial services activities borrowings at June 30, 2005 and December 31, 2004, respectively.
On March 24, 2005, E-One, Inc. (“E-One”), a wholly-owned subsidiary of Federal Signal Corporation, entered into an agreement with Banc of America Leasing & Capital, LLC (“the Loan Agreement”) with respect to a nonrecourse loan facility (“the Facility”). E-One’s indebtedness and other obligations under the Loan Agreement are secured by a pledge by E-One of all of its right, title and interest under certain customer leases of emergency equipment and other collateral as described in the Loan Agreement. On March 24, 2005, E-One borrowed $75 million under the Facility. Under the Loan Agreement, E-One may further borrow additional amounts under the Facility, at the discretion of the lender, in an amount equal to 95% of the net present value of any additional customer leases pledged under the Facility. As of June 30, 2005, $4.5 million in lease payments have been applied to reduce the Facility balance to $70.5 million.
The Loan Agreement contains covenants and events of default that are ordinary and customary for similar credit facilities. At the election of E-One, the Facility bears interest at a fixed rate or a floating LIBOR rate. The $70.5 million outstanding at June 30, 2005 under the Facility bore interest at a 30-day floating LIBOR rate plus 1.35% (4.57% as of June 30, 2005). The obligations of E-One under the Loan Agreement are nonrecourse to E-One and the Company, except with respect to certain representations and warranties. E-One’s recourse obligations under the Loan Agreement are guaranteed by the Company.
In connection with the closing of the Loan Agreement, the Company utilized the proceeds from the initial funding of the Loan Agreement to repay approximately $63.0 million outstanding under its existing unsecured revolving credit facility, and the remainder of the proceeds were used by the Company for general corporate purposes. In addition, in connection with the closing of the Facility, the Company voluntarily reduced the size of its existing unsecured credit facility from $150 million to $75 million.
In June 2004, the Company renegotiated its revolving credit facility covenants to exclude restructuring and other one-time charges, to reduce the minimum interest coverage ratio from 3.0 to 2.5 and to voluntarily reduce the size of the credit facility from $250 million to $200 million. The Company’s results for the year ended December 31, 2004 were below the minimum interest coverage covenant as of December 31, 2004. The Company obtained a temporary waiver of this interest coverage covenant from 2.5 to 1.9 until April 1, 2005. On March 15, 2005, the Company obtained a permanent amendment to the interest coverage covenant. This amendment redefined the coverage ratio and reset the required minimum level to 2.0 for December 31, 2004 to June 30, 2005 and 2.5 for September 30, 2005 and thereafter. The Company was in compliance with the amended covenant as of March 31, 2005 and June 30, 2005.
Weighted average interest rates on short-term borrowings were 4.45% and 3.28% at June 30, 2005 and December 31, 2004, respectively.
Long-term borrowings are summarized as follows:

	June 30,	December 31,
	2005	2004

Non-recourse loan agreement	$70.5	$—
Private placement — fixed rate	287.9	305.0
Private placement — floating rate	50.0	50.0
Other	3.7	3.6

Total contractual debt obligations	412.1	358.6
Fair value of interest rate swaps	(3.6)	(6.7)
Unamortized balance of terminated fair value interest rate swaps	5.1	8.7

Total long-term borrowings, including current portion	413.6	360.6
Less current maturities	(33.3)	(18.6)

Total long-term borrowings	$380.3	$342.0

Of the above amounts, $151.3 and $126.3 were classified as financial services activities borrowings at June 30, 2005 and December 31, 2004, respectively.
The fixed rate private placement borrowings bear interest at rates ranging from 4.93% to 6.79% and mature between 2006 and 2013.
For each of the above long-term notes, significant covenants consist of a maximum debt-to-capitalization ratio and minimum net worth. At June 30, 2005, all of the Company’s retained earnings were free of any restrictions and the Company was in compliance with the financial covenants of its debt agreements.
9. GOODWILL
Changes in the carrying amount of goodwill for the six months ended June 30, 2005, by operating segment, were as follows:

	Environmental	Fire	Safety
	Products	Rescue	Products	Tool	Total
Goodwill balance December 31, 2004	$141.0	$38.9	$90.7	$81.9	$352.5
Translation	(.5)	(2.0)	(1.1)		(3.6)

Goodwill balance June 30, 2005	$140.5	$36.9	$89.6	$81.9	$348.9

10. OTHER INTANGIBLE ASSETS
The components of the Company’s other intangible assets as of June 30, 2005 were as follows:

	Weighted-average	Gross carrying	Accumulated	Net carrying
	useful life	value	amortization	value
	(Years)
Amortizable:
Developed software	6	$14.1	$(5.4)	$8.7
Patents	5-10	3.9	(2.6)	1.3
Customer relationships	20	1.9	(.2)	1.7
Distribution network	40	1.3	(.1)	1.2
Other	3	.3		.3
Non-amortizable tradenames		1.0		1.0

Total		$22.5	$(8.3)	$14.2

Amortization of intangibles for the six months ended June 30, 2005 and 2004 totaled $1.4 million and $.5 million, respectively. The Company estimates that the aggregate amortization expense will be $2.8 million in 2005, $2.2 million in 2006, $1.8 million in 2007, $1.6 million in 2008, $1.2 million in 2009 and $5.0 million thereafter.
Other intangible assets are included in the condensed consolidated balance sheets within “Other deferred charges and assets.”
11. DERIVATIVE FINANCIAL INSTRUMENTS
To manage interest costs, the Company utilizes interest rate swaps in combination with its funded debt. Interest rate swaps executed in conjunction with long-term private placements maturing between 2006 and 2012 effectively converted fixed rate debt to variable rate debt (fair value hedges). The Company is also party to agreements with financial institutions to swap interest rates in which the Company pays interest at a fixed rate on debt maturing between 2005 and 2010 and receives interest at variable LIBOR rates (cash flow hedges). The Company executed an interest rate swap in the second quarter of 2005 which was not designated as a hedge as well as dedesignated an existing hedge. Both are marked-to-market with the offsetting adjustment recorded to income.
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
The following table summarizes the Company’s derivative instruments:

	June 30, 2005
	Notional	Fair
	amount	value
Interest rate contracts:
Fair value swaps	$170.0	$(3.6)
Cash flow swaps	65.0	1.3

Total interest rate contracts	$235.0	$(2.3)

Foreign currency contracts:
Fair value forwards	$3.6	$—
Cash flow forwards	19.3	1.1
Options	11.0	.3

Total foreign currency contracts	$33.9	$1.4

The Company expects $1.1 million of pre-tax net gains that are reported in accumulated other comprehensive income as of June 30, 2005 to be reclassified into earnings during the next 12 months.
12. RESTRUCTURING CHARGES
In June 2004, the Company announced the implementation of a number of initiatives including restructuring of certain of its operations and the dispositions of certain assets. The 2004 restructuring initiatives focused on plant consolidations and product rationalization in order to streamline the Company’s operations; the actions taken are aimed at improving the profitability of the fire rescue, refuse truck body and European tooling businesses as well as improving the Company’s overhead cost structure. The asset dispositions consisted of sales of certain operating assets the Company considers no longer integral to the long-term strategy of its business.
The following tables summarize the restructuring actions taken during 2004, the pre-tax charges (credits) to expense for 2004, the three- and six-month periods ended June 30 2005, and the total charges estimated to be incurred.

			Pre-tax restructuring charges
			Three-months	Six-months
		Year ended	ended	ended
		December 31,	June 30,	June 30,	Estimate of
Group	Initiative	2004	2005	2005	total

Environmental Products	Closure of the refuse truck body production facility in Oshkosh, Wisconsin, and consolidation of production into its facility in Medicine Hat, Alberta; substantially complete as of the second quarter of 2005	$8.4	$.2	$1.3	$9.7
Fire Rescue	Closure of the production facilities located in Preble, New York and consolidation of U.S. production of fire rescue vehicles into the Ocala, Florida operations; substantially complete as of the second quarter of 2005	5.4	.3	.7	6.2
Tool	Ceasing the manufacture of tooling products in France and consolidation of production into its Portugal facility; complete as of the second quarter of 2005	1.2	.1		1.2
Corporate	Planning and organizing restructuring activities	.4			.4

		$15.4	$.6	$2.0	$17.5

The following presents an analysis of the restructuring reserves for the six-month period ended June 30, 2005:

	Severance	Other	Total
Balance as of December 31, 2004	$4.8	$.2	$5.0
Charges to expense, net	.8	1.2	2.0
Cash payments	(5.0)	(1.3)	(6.3)
Non-cash activity	.1		.1

Balance as of June 30, 2005	$.7	$.1	$.8

Severance charges consist of termination and benefit costs for direct manufacturing employees involuntarily terminated prior to June 30, 2005. The costs of retention bonuses for employees not severed as of June 30, 2005 have been recognized ratably over the applicable estimated future service period. During the six-month period ended June 30, 2005, the Environmental Products Group recorded a curtailment gain of $.9 million as a result of the closure of its Oshkosh, Wisconsin refuse truck body manufacturing facility and the resultant lower estimate of its projected liability under a postretirement medical benefit plan. The amount is reflected as a credit to the group’s restructuring charges during the period.
13. LEGAL PROCEEDINGS
The Company is subject to various claims, other pending and possible legal actions for product liability and other damages and other matters arising out of the conduct of the Company’s business. The Company believes, based on current knowledge and after consultation with counsel, that the outcome of such claims and actions will not have a material adverse effect on the Company’s consolidated financial position or results of operations. However, in the event of unexpected future developments, it is possible that the ultimate resolution of such matters, if unfavorable, could have a material adverse effect on the Company’s consolidated financial condition or results of operations.
The Company has been sued in Chicago, Illinois by firefighters seeking damages claiming that exposure to the Company’s sirens has impaired their hearing and that the sirens are therefore defective. There are presently 33 cases filed during the period 1999-2004, involving a total of 2,498 plaintiffs pending in the Circuit Court of Cook County, Illinois. Of that total number, 11 plaintiffs have been dismissed and another 37 plaintiffs appear in duplicate complaints and thus are likely to be dismissed. The plaintiffs’ attorneys have threatened to bring more suits if the Company does not settle these cases. The Company believes that these product liability suits have no merit and that sirens are necessary in emergency situations and save lives. The discovery phase of the litigation began in 2004; the Company is aggressively defending the matters. The first of the 33 cases filed was set for trial in October of 2005 but the date has been continued and a new trial date has not been set. Plaintiff recently moved for leave to assert a claim for punitive damages. Illinois rules require that the trial court review the evidence and determine if there is sufficient evidence to support a punitive damages claim. Such a determination has not been made, and the Company will offer substantial evidence that the claim should not be permitted. The Company successfully defended approximately 41 similar cases in Philadelphia, Pennsylvania in 1999 resulting in a series of unanimous jury verdicts in favor of the Company.
14. NET INCOME PER SHARE
The following table summarizes the information used in computing basic and diluted income per share:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Numerator for both basic and diluted income per share computations:
Net income (loss)	$11.2	$(6.7)	$11.0	$(4.4)

Denominator for basic income per share — weighted average shares outstanding	48.4	48.1	48.3	48.1
Effect of employee stock options (dilutive potential common shares)		.1		.1

Denominator for diluted income per share — adjusted shares	48.4	48.2	48.3	48.2

Diluted income (loss) per share is calculated by dividing net income (loss) by the weighted average common shares outstanding plus additional common shares that would have been outstanding assuming the exercise of in-the-money stock options. As of June 30, 2005, an insignificant number of employee stock options were considered potential dilutive common shares.
15. SEGMENT INFORMATION
The following table summarizes the Company’s operations by segment for the three-month and six-month periods ended June 30, 2005 and 2004:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net revenue
Environmental Products	$104.5	$95.4	$202.6	$186.5
Fire Rescue	101.4	95.6	172.3	163.4
Safety Products	69.2	58.7	138.8	117.4
Tool	40.6	40.9	82.2	83.7

Total net revenue	$315.7	$290.6	$595.9	$551.0

Operating income (loss)
Environmental Products	$2.2	$(.6)	$3.6	$2.1
Fire Rescue	.4	(2.0)	(3.2)	(5.1)
Safety Products	8.4	6.5	16.8	12.8
Tool	4.0	4.4	8.0	9.8
Corporate expense	(5.5)	(5.0)	(10.4)	(9.3)

Total operating income	9.5	3.3	14.8	10.3
Interest expense	(6.1)	(5.0)	(12.2)	(9.8)
Other income (expense)	1.1	(3.1)	.8	(4.2)

Income (loss) before income taxes	$4.5	$(4.8)	$3.4	$(3.7)

There have been no material changes in total assets from the amount disclosed in the Company’s last annual report.
16. COMMITMENTS AND GUARANTEES
The Company issues product performance warranties to customers with the sale of its products. The specific terms and conditions of these warranties vary depending upon the product sold and country in which the Company conducts business, with warranty periods generally ranging from 6 months to 5 years. The Company estimates the costs that may be incurred under its basic limited warranty and records a liability in the amount of such costs at the time the sale of the related product is recognized. Factors that affect the Company’s warranty liability include the number of units under warranty from time to time, historical and anticipated rates of warranty claims and costs per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.
Changes in the Company’s warranty liabilities for the six-month periods ended June 30, 2005 and 2004 were as follows:

	Six months ended June 30,
	2005	2004

Balance at January 1	$11.1	$12.7
Provisions to expense	8.4	7.5
Actual costs incurred	(7.1)	(8.0)

Balance at June 30	$12.4	$12.2

The Company guarantees the debt of a third-party dealer that sells the Company’s vehicles. The notional amounts of the guaranteed debt as of June 30, 2005 totaled $.7. No losses have been incurred as of June 30, 2005. The guarantees expire after 2009.
The Company also provides residual value guarantees on vehicles sold to certain customers. Proceeds received in excess of the fair value of the guarantee are deferred and amortized into income ratably over the life of the guarantee. The Company recorded these transactions as operating leases and recognized liabilities equal to the fair value of the guarantees. The notional amounts of the residual value guarantees totaled $3.4 million as of June 30, 2005. No losses have been incurred as of June 30, 2005. The guarantees expire between 2006 and 2010.
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
In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”, which revises SFAS No. 123 and supersedes APB 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair value. Using a “modified grant-date approach”, the fair value of an equity award is estimated on the grant date and recognized over the requisite service period for all awards that vest. If the award does not vest, no compensation cost is recognized. The FASB continues to believe that the fair value of a stock option awarded to an employee generally must be estimated using an option pricing model. The provisions of SFAS No. 123(R) become effective at the beginning of the first interim reporting period of a Company’s first fiscal year beginning on or after December 15, 2005. Management believes the adoption of SFAS No. 123(R) will have an impact on the Company’s consolidated results of operations and financial position but has not yet determined whether adoption will result in compensation expense materially different than the amounts disclosed in Note 5 above and Note A included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Federal Signal Corporation (the “Company”) manufactures a broad range of municipal and industrial cleaning vehicles and equipment; fire rescue vehicles; safety, signaling and communication equipment and tooling products. Due to technology, marketing, distribution and product application synergies, the Company’s business units are organized and managed in four operating segments: Environmental Products, Fire Rescue, Safety Products and Tool. The Company also provides customer and dealer financing to support the sale of vehicles.
Effective January 1, 2004, the Company began reporting its interim quarterly periods on a 13-week basis ending on a Saturday with the fiscal year ending on December 31. Prior to 2004, the Company’s interim quarterly periods ended on March 31, June 30, September 30 and December 31 year end. For convenience purposes, the Company uses “June 30, 2005” to refer to its financial position as of July 2, 2005 and results of operations for the 13-week and 26-week periods ended July 2, 2005.
Consolidated Results of Operations
The following table presents the Company’s results of operations for the three- and six-month periods ended June 30, 2005 and 2004, respectively (in millions):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004

Net revenue	$315.7	$290.6	$595.9	$551.0
Cost of sales	(245.4)	(223.6)	(460.0)	(421.5)

Gross profit	70.3	67.0	135.9	129.5
Operating expenses	(60.2)	(55.6)	(119.1)	(111.1)
Restructuring charges	(.6)	(8.1)	(2.0)	(8.1)

Operating income	9.5	3.3	14.8	10.3
Interest expense	(6.1)	(5.0)	(12.2)	(9.8)
Other income (expense) and minority interest	1.1	(3.1)	.8	(4.2)
Income tax benefit	6.8	1.5	7.7	1.4

Income (loss) from continuing operations	11.3	(3.3)	11.1	(2.3)
Income from discontinued operations, net of tax		.9		2.2
Loss on disposal of discontinued operations	(.1)	(4.3)	(.1)	(4.3)

Net income (loss)	$11.2	$(6.7)	$11.0	$(4.4)

Revenue increased 9% to $315.7 million in the second quarter of 2005 compared to $290.6 million in the second quarter of 2004 and 8% to $595.9 million for the six months ended June 30, 2005 compared to $551.0 million in the same period in the prior year, largely associated with higher shipments of environmental vehicles, fire apparatus, and safety products, and price increases implemented to offset material cost increases of 2004.
Corporate expenses rose, as expected, to $5.5 million for the second quarter of 2005 compared to $5.0 million for the second quarter of 2004 and to $10.4 million from $9.3 million for the six months ended June 30, 2005 and 2004, respectively. The increase reflects higher legal fees associated with the Company’s ongoing hearing loss litigation, and from increased staffing in Human Resources and Information Technology.
Operating income increased to $9.5 million in the second quarter of 2005 from $3.3 million in the second quarter of 2004 and to $14.8 million for the six months ended June 30, 2005 compared to $10.3 million for the six months ended June 30, 2004. The increase was due to lower restructuring charges, partially offset by operating margin decreases in refuse truck bodies and industrial tooling.
Interest expense in the second quarter of 2005 rose to $6.1 compared to $5.0 the same quarter last year and was $12.2 for the six months ended June 30, 2005 compared to the $9.8 in the same period in the prior year, due to the rise in short-term borrowing rates. Other income/expense in 2005 includes a $1.0 million before tax gain associated with the disposal of the refuse truck body plant in Oshkosh, Wisconsin. Other expense in 2004 includes a $2.9 million loss on sale of the Company’s minority interest in Safety Storage, Inc. (“SSI”), a California-based manufacturer of buildings for off-site storage of hazardous waste materials. The sale of SSI was completed in June 2004. Other expense also includes $1.0 million in charges for the six months ended June 30, 2004 relating to the settlement of three different dealer and distributor relationships or disagreements.
The $4.3 million loss on disposal of discontinued operations for the second quarter of 2004 resulted from the sale of the Company’s 54% interest in Plastisol Holdings B.V. (“Plastisol”), a manufacturer of glassfiber reinforced polyester fire truck cabs located in the Netherlands. The Company closed the transaction in July 2004. Proceeds from the sale of Plastisol were used to repay debt.
The Company’s effective tax rate was (224.9%) and 37.8% for the six-month periods ended June 30, 2005 and 2004, respectively. The effective tax rate of (224.9%) reflects a benefit of $6.0 million primarily due to a reduction in reserves in the 2nd quarter associated with the completion of an audit of the Company’s U.S. tax returns, which encompassed the years 1999-2003, a $1.6 million benefit recorded to recognize the differences that existed between the recorded deferred tax liabilities and the amount that should have been recorded based on an analysis of timing differences between financial reporting and tax reporting, as well as the effect of tax-exempt municipal income and a favorable adjustment to the Company’s recorded tax liabilities resulting from a reduction in Finnish legislated tax rates. Due to these unusual items, the Company expects the tax rate for the 2005 year to be less than 10%. This rate excludes any one-time tax payments associated with potential repatriation of foreign cash balances associated with the American Job Creation Act, which will be determined by the fourth quarter of 2005.
Orders and Backlog
Orders rose 2% in the second quarter of 2005 to $307 million from $302 million in the prior year period. US municipal and governmental orders rose 7% in the quarter with increased demand for sewer cleaners, sweepers, refuse truck bodies, fire trucks, and police products. Year-to-date, US municipal and governmental orders are 11% above the prior year. For the current quarter, US industrial and commercial orders declined 3% from the prior year. Orders in this segment increased slightly in several product lines including sweepers, parking systems, vehicular lighting, vacuum trucks, and refuse trucks, however these increases were offset by weakness in other areas, mainly industrial waterblasters.
Orders from non-US markets were $104 million, essentially the same as second quarter last year, and include a large sweeper order for Kuwait. Second quarter non-US orders last year included the impact of a $13 million contract to supply fire rescue equipment to Iraq.
Quarter-end backlog rose to $428 million, up 8% from $395 million at the same time last year. The higher backlog is due to demand increases, especially for airport parking systems, vacuum trucks, and sweepers.
Restructuring Charges
The Company incurred pre-tax restructuring charges of $.6 and $2.0 million in the three and six months ended June 30, 2005, principally associated with plant closures first announced in June of 2004. At that time, the Company announced plans to close its fire apparatus manufacturing facility in Preble, New York by year-end 2004, its refuse truck body manufacturing plant in Oshkosh, Wisconsin at the end of the first quarter of 2005 and to consolidate it’s tool production in France into it’s production facility in Portugal by the second quarter of 2005. The Company recorded restructuring charges related to those initiatives of $7.8 million for the three and six month periods ended June, 30, 2004. During the first quarter of 2005, the Company successfully produced its first stainless steel fire rescue trucks in Ocala, Florida, and its first rear loading refuse truck bodies in Medicine Hat, Alberta. The initiatives are substantially complete as of June 30, 2005.
The Company’s Corporate operations incurred $.3 million in restructuring charges for the three and six months ended June 30, 2004, relating to outside services directly attributable to the restructuring plan and incremental to other costs.
Environmental Products
The following table summarizes the Environmental Products Group’s operating results for the three- and six-month periods ended June 30, 2005 and 2004, respectively (dollars in millions):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004

Net revenue	$104.5	$95.4	$202.6	$186.5
Operating income (loss)	2.2	(.6)	3.6	2.1
Operating margin	2.1%	(.6)%	1.8%	1.1%
Environmental Products revenue increased 9% in the quarter to $104.5 million and 9% to $202.6 million for the six months ended June 30, 2005 compared to the same period in the prior year. The increase reflected the impact of higher prices introduced in mid-2004 to offset the impact of increased steel and other commodity prices. Orders of $105 million were 15% above prior year, due to a large export order for Kuwait.
Operating margin increased to 2.1% in the second quarter of 2005 from (.6)% in the second quarter of 2004 and to 1.8% from 1.1% for the six-month periods ended June 30, 2005 and 2004, respectively. The increase in operating margin includes reduced restructuring charges incurred to consolidate the refuse business amounting to $.2 million and $4.3 million for the three months ended June 30, 2005 and 2004 and $1.3 million and $4.3 million for the six months ended June 30, 2005 and 2004, respectively. Excluding the impact of restructuring, the reduction in operating margin is related to the recent consolidation of the Company’s two refuse manufacturing plants. The rear loader plant in Oshkosh, Wisconsin was closed at the end of the first quarter, and sold to a third party during the second quarter. The sale generated cash of $6 million and a pre-tax gain of $1 million, which is included in other income (expense).
Production of rear-loading refuse truck bodies is ramping up in the Alberta, Canada plant but fell short of the targeted output for the quarter due to inventory accuracy problems, and the effects of a tight labor market. These throughput issues contributed to cost overruns. The Company expects output to steadily rise and costs to decrease in each of the next two quarters. The slower ramp-up has resulted in increased inventories and a carryover into the second quarter of lower-priced units shipped that do not reflect full recovery of the raw material cost escalation of 2004. In the second half, essentially all refuse truck body shipments will be at the higher price.
Fire Rescue
The following table summarizes the Fire Rescue Group’s operating results for the three- and six-month periods ended June 30, 2005 and 2004, respectively (dollars in millions):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004

Net revenue	$101.4	$95.6	$172.3	$163.4
Operating income (loss)	.4	(2.0)	(3.2)	(5.1)
Operating margin	.4%	(2.1)%	(1.9)%	(3.1)%
Fire Rescue revenue increased 6% to $101.4 million in the second quarter of 2005 compared to the second quarter of 2004 and 5% to $172.3 million for the six months ended June 30, 2005 compared to the same period in the prior year. At $93 million, orders rose from the first quarter but were 12% below the prior year, which included significant export orders from the Middle East; municipal orders exceeded prior year due in part to a large multi-unit order for the Kansas City fire department. The increase in revenue is attributed to increased production throughput in the Ocala manufacturing facilities and strength in the Finland-based aerial equipment business.
Operating margin increased to .4% in the second quarter of 2005 from (2.1)% in the second quarter of 2004 and to (1.9)% from (3.1)% for the six-month periods ended June 30, 2005 and 2004, respectively. The operating margin included restructuring costs incurred to consolidate US production of fire rescue vehicles totaling $2.6 million for the three- and six-month periods ended June 30, 2004. Excluding the impact of restructuring activities, operating margins remained essentially the same as last year as the benefits of improved production were largely offset by higher marketing and product development expenses, and the introduction of a new incentive compensation program for the hourly workforce in Ocala, Florida. Ocala operations showed improvements in production, delivery performance, and customer satisfaction.
Safety Products
The following table summarizes the Safety Products Group’s operating results for the three- and six-month periods ended June 30, 2005 and 2004, respectively (dollars in millions):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004

Net revenue	$69.2	$58.7	$138.8	$117.4
Operating income	8.4	6.5	16.8	12.8
Operating margin	12.1%	11.1%	12.1%	10.9%
Safety Products revenue increased 18% to $69.2 million in the second quarter of 2005 compared to the second quarter of 2004 and increased 18% to $138.8 million for the six months ended June 30, 2005 compared to the same period in the prior year. Orders of $68 million exceeded the 2004 period by 6%. Revenue increased from the same period last year across all product lines, with the most significant increases in airport parking systems, police products, and oil and mining related hazardous lighting products.
Group operating margin increased to 12.1% from 11.1% in the second quarter of 2005 and 2004, respectively, and to 12.1% for the six months ended June 30, 2004 from 10.9% for the same period in the prior year. The operating margin increase resulted from improvement in the financial performance on large parking systems contracts, and from volume increases in higher-margin hazardous lighting products.
On July 19, 2005, the Company divested its Victor Industrial Lighting and Transtar product lines at a $6 million gain, which will be recognized in the third quarter. This transaction is expected to have a modestly positive effect on future earnings.
Tool
The following table summarizes the Tool Group’s operating results for the three- and six-month periods ended June 30, 2005 and 2004, respectively (dollars in millions):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net revenue	$40.6	$40.9	$82.2	$83.7
Operating income	4.0	4.4	8.0	9.8
Operating margin	9.9%	10.8%	9.7%	11.7%
Tool revenue is essentially flat at $40.6 million compared to the second quarter last year, and decreased 2% to $82.2 million for the six months ended 2005. Revenue in the quarter remained flat with last year despite price increases implemented to offset higher raw material costs. Revenue in plastic injection mold tooling and other non-automotive industrial tooling segments was higher than last year, but did not completely offset lower volumes in automotive related tooling, largely due to weakness in the US automotive industry.
Operating margin declined to 9.9% in the second quarter of 2005 from 10.8% in the second quarter of 2004 and to 9.7% from 11.7% for the six months ended June 30, 2005 and 2004, respectively. The operating margin included restructuring costs relating to the consolidation of the French production facility into the Portuguese operations. Restructuring costs totaled $.1 million, $.9 million, $.0 million and $.9 million for the three and six months ended June 30, 2005 and 2004, respectively. The operating margin decline is largely a result of continuing significant raw material cost increases that have not been offset by price increases.
Corporate and Other
Corporate expenses rose, as expected, to $5.5 million for the second quarter of 2005 compared to $5.0 million for the second quarter of 2004 and to $10.4 million from $9.3 million for the six months ended June 30, 2005 and 2004, respectively. The increase reflects higher legal fees associated with the Company’s ongoing hearing loss litigation, and from increased staffing in Human Resources and Information Technology.

Seasonality of Company’s Business
Certain of the Company’s businesses are susceptible to the influences of seasonal buying or delivery patterns. The Company’s businesses which tend to have lower revenue in the first calendar quarter compared to other quarters as a result of these influences are street sweeping, outdoor warning, municipal emergency signal products, parking systems and fire rescue products.
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
The following table summarizes the Company’s cash flows for the six months ended June 30, 2005 and 2004, respectively (in millions):

	Six months ended June 30,
	2005	2004

Operating cash flow	$32.8	$6.1
Capital expenditures, net	(2.3)	(10.8)
Borrowing activity, net	2.5	9.0
Dividends	(7.7)	(9.6)
Other	(1.6)	1.8

Increase (decrease) in cash and cash equivalents	$23.7	$(3.5)

Cash flow from operations totaled $13 million in the quarter and $33 million year-to-date. This represents a sharp increase from the same period in 2004, where operating cash flow totaled $6 million year-to-date. The improvement reflects reduced working capital, which has averaged 22% of revenue this year versus 24% in the prior year, and the impact of liquidating leases. Financial services activities generated $19.8 million in cash flow for the six months ended June 30, 2005 due to the planned wind-down of the taxable portfolio and early loan payoffs.
At quarter end, primary working capital totaled $252 million, down from $283 million at the end of the comparable prior year period. The reduction was primarily at Fire Rescue, where both receivables and inventory turnover have improved markedly.
On March 24, 2005, the Company diversified its funding sources by entering into a financing transaction whereby a subsidiary borrowed $75 million on a non-recourse basis against a portion of its municipal leasing portfolio assets. This borrowing had $70.5 million outstanding at June 30, 2005. This new facility does not contain any financial covenants. At the same time, the Company reduced its committed bank revolver by a commensurate amount. Most of the proceeds of this financing were used to repay loans drawn under the Company’s committed bank revolver.
During the quarter, the Company used $17 million of cash to meet scheduled amortization payments on two private placement notes. The Company also initiated a modest share repurchase program to offset dilution from stock-based compensation. During the quarter, 98,173 shares of Federal Signal stock were repurchased at a cost of $1.6 million. The Company may continue to repurchase modest quantities of stock during the next two quarters. At June 30, 2005, cash balances remained relatively high at $39 million.
Manufacturing debt as a percentage of capitalization was 39%, against 40% at the end of the first quarter. Manufacturing debt net of cash as a percent of capitalization totaled 35% at the end of the quarter, up slightly from 34% at the end of the first quarter. At June 30, 2005 no borrowings were outstanding against the Company’s $75 million revolving credit line, and the Company was in compliance with all debt covenants.
Contractual Obligations and Commercial Commitments
The following table presents a summary of the Company’s contractual obligations (in millions):

	June 30,	December 31,
	2005	2004

Long-term debt obligations	$412.1	$358.6
Operating lease obligations	27.8	26.4
Fair value of interest rate swaps	2.3	5.9
Fair value of foreign currency contracts	(1.4)	(2.9)

	$440.8	$388.0

The $53.5 million increase in long-term debt obligations was primarily the result of an increase of debt borrowed on a non-recourse basis against a portion of its municipal leasing portfolio assets, of which $70.5 was outstanding as of June 30, 2005, offset by a $17.0 million principal payment on the Company’s 6.37% and 6.60% fixed-rate private placement obligations in May 2005. The $3.6 million decrease in the fair value liability of the Company’s interest rate swaps occurred as a result of a decrease in long-term interest rates. This shift in the yield curve favorably impacted the Company’s fixed-to-floating interest rate swaps (fair value contracts). The strengthening of the US dollar against the Euro and Canadian dollar contributed to the $1.5 million increase in the fair value of the foreign currency contracts as well as contract settlements.
Refer to Footnote 16 of the financial statements included in Part I of this Form 10-Q for a discussion of the Company’s commercial commitments (guarantees).
Critical Accounting Policies and Estimates
As of June 30, 2005, there were no material changes to the Company’s critical accounting policies and estimates disclosed in its Form 10-K for the year ended December 31, 2004.

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
Of the Company’s debt at June 30, 2005, $166.1 million was used to support financial services assets.
The Company also has foreign currency exposures related to buying and selling in currencies other than the local currency in which it operates. The Company utilizes foreign currency forward and option contracts to manage risks associated with sales and purchase commitments as well as forecasted transactions denominated in foreign currencies.
The information contained under the caption “Contractual Obligations and Commercial Commitments” included in Item 2 of this Form 10-Q discusses the changes in the Company’s exposure to market risk during the six months ended June 30, 2005. For additional information, refer to the discussion contained under the caption “Market Risk Management” included in Item 7 of the Company’s Form 10-K for the year ended December 31, 2004.
Item 4. Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2005. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2005. As a matter of practice, the Company’s management continues to review and document disclosure controls and procedures, including internal controls and procedures for financial reporting. From time to time, the Company may make changes aimed at enhancing the effectiveness of the controls and to ensure that the systems evolve with the business. During the first quarter, Richard L. Ritz, Vice President and Controller, resigned his position and was replaced by Paul Brown, formerly Vice President of Internal Audit. The Company expects to fill the open Vice President of Internal Audit position before September 30, 2005. During the quarter ended June 30, 2005, there were no changes in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 6. Exhibits
Exhibit 31.1 — CEO Certification under Section 302 of the Sarbanes-Oxley Act
Exhibit 31.2 — CFO Certification under Section 302 of the Sarbanes-Oxley Act
Exhibit 32.1 — CEO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act
Exhibit 32.2 — CFO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act
Exhibit 99.1 — Press Release dated August 5, 2005

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Signal Corporation

Date: August 9, 2005	By:	/s/ Stephanie K. Kushner
Stephanie K. Kushner, Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	CEO Certification under Section 302 of the Sarbanes-Oxley Act, is filed herewith.

31.2	CFO Certification under Section 302 of the Sarbanes-Oxley Act, is filed herewith.

32.1	CEO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act, is filed herewith.

32.2	CFO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act, is filed herewith.

99.1	Press Release dated August 5, 2005