Form 10-Q
period 2005-10-01
FEDERAL SIGNAL CORP /DE/
filed 2005-10-31
CIK 277509

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 1-6003
Federal Signal Corporation
(Exact name of Company as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-1063330 (I.R.S. Employer Identification No.)

1415 West 22nd Street Oak Brook, IL 60523 (Address of principal executive offices)	(Zip code)
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
     Indicate by checkmark whether the Company is a shell company (as defined by Rule 12b-2 of the Securities Exchange Act of 1934). Yes Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the Company’s classes of common stock, as of the latest practicable date.

Title
Common Stock, $1.00 par value	48,100,681 shares outstanding at October 27, 2005

FEDERAL SIGNAL CORPORATION
INDEX TO FORM 10-Q

Part I. Financial Information
Item 1. Financial Statements
FORWARD-LOOKING STATEMENTS
This Form 10-Q, other reports filed by the Company with the Securities and Exchange Commission (“SEC”) and comments made by management contain words such as “may,” “will,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “project,” “estimate” and “objective” or the negative thereof or similar terminology concerning the Company’s future financial performance, business strategy, plans, goals and objectives. These expressions are intended to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include information concerning the Company’s possible or assumed future performance or results of operations and are not guarantees. While these statements are based on assumptions and judgments that management has made in light of industry experience as well as perceptions of historical trends, current conditions, expected future developments and other factors believed to be appropriate under the circumstances, they are subject to risks, uncertainties and other factors that may cause the Company’s actual results, performance or achievements to be materially different.
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

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
($ in millions, except share data)	2005	2004	2005	2004
Net revenue	$301.7	$268.9	$897.6	$819.9
Costs and expenses:
Cost of sales	(235.5)	(211.7)	(695.5)	(633.2)
Selling, general and administrative	(58.0)	(55.3)	(177.1)	(166.4)
Restructuring charges		(3.0)	(2.0)	(11.1)

Operating income (loss)	8.2	(1.1)	23.0	9.2
Interest expense	(5.9)	(5.4)	(18.1)	(15.2)
Other income (expense), net	6.5	.2	7.3	(4.0)

Income (loss) before income taxes	8.8	(6.3)	12.2	(10.0)
Income tax benefit	1.5	2.6	9.2	4.0

Income (loss) from continuing operations	10.3	(3.7)	21.4	(6.0)
Income from discontinued operations, net of tax		1.1		3.3
Loss on disposal of discontinued operations, net of tax benefit of $.1 million for nine months ended September 30, 2005 and tax expense of $.4 million and tax benefit of $.4 million for three and nine months ended September 30, 2004, respectively		(1.4)	(.1)	(5.7)

Loss from discontinued operations — total		(.3)	(.1)	(2.4)

Net income (loss)	$10.3	$(4.0)	$21.3	$(8.4)

COMMON STOCK DATA:
Basic and diluted net income per share:
Income (loss) from continuing operations	$.21	$(.07)	$.44	$(.13)
Loss on disposal of discontinued operations		(.01)		(.05)

Net income (loss)	$.21	$(.08)	$.44	$(.18)

Weighted average common shares outstanding
Basic	48.2	48.1	48.3	48.1
Diluted	48.3	48.2	48.3	48.2

Cash dividends per share of common stock	$.06	$.10	$.18	$.30
See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2005	2004	2005	2004
Net income (loss)	$10.3	$(4.0)	$21.3	$(8.4)
Other comprehensive income (loss), net of tax -
Foreign currency translation adjustments	(.9)	1.4	(9.0)	(.7)
Minimum pension liability			(.2)
Net derivative gain, cash flow hedges	1.2	.4	.6	1.0

Comprehensive income (loss)	$10.6	$(2.2)	$12.7	$(8.1)

See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30,	December 31,
($ in millions)	2005	2004 (a)
ASSETS
Manufacturing activities:
Current assets
Cash and cash equivalents	$39.3	$14.9
Accounts receivable, net of allowances for doubtful accounts of $3.1 million and $2.3 million, respectively	183.8	200.6
Inventories	186.5	178.2
Other current assets	44.8	24.7

Total current assets	454.4	418.4
Properties and equipment, net	101.5	110.9
Other assets
Goodwill, net of accumulated amortization	348.7	352.5
Other deferred charges and assets	48.1	47.6

Total manufacturing assets	952.7	929.4
Financial services activities — lease financing and other receivables, net of allowances for doubtful accounts of $4.6 million and $3.9 million, respectively	176.4	196.5

Total assets	$1,129.1	$1,125.9

LIABILITIES AND SHAREHOLDERS’ EQUITY
Manufacturing activities:
Current liabilities
Short-term borrowings	$19.9	$18.9
Accounts payable	85.3	79.6
Customer deposits	33.8	24.5
Accrued liabilities and income taxes	100.7	106.7

Total current liabilities	239.7	229.7
Long-term borrowings	224.3	215.7
Long-term pension and other liabilities	34.8	34.3
Deferred income taxes	53.1	55.1

Total manufacturing liabilities	551.9	534.8
Financial services activities — borrowings	163.5	178.4

Total liabilities	715.4	713.2
Shareholders’ equity
Common stock, $1 par value per share, 90.0 million shares authorized, 48.8 million and 48.6 million shares issued, respectively	48.8	48.6
Capital in excess of par value	97.9	94.4
Retained earnings	308.4	295.8
Treasury stock, .7 million and .4 million shares at cost, respectively	(18.1)	(13.6)
Deferred stock awards	(5.3)	(3.1)
Accumulated other comprehensive loss	(18.0)	(9.4)

Total shareholders’ equity	413.7	412.7

Total liabilities and shareholders’ equity	$1,129.1	$1,125.9

See notes to condensed consolidated financial statements.

(a) The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine months ended September 30,
($ in millions)	2005	2004
Operating activities:
Net income (loss)	$21.3	$(8.4)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	17.5	17.1
Lease financing and other receivables	20.0	31.3
Pension contributions	(7.6)	(4.1)
Working capital and other	(11.9)	(3.1)

Net cash provided by operating activities	39.3	32.8

Investing activities:
Purchases of properties and equipment	(14.1)	(15.3)
Disposals of property and equipment	7.8	.5
Proceeds from sale of product line/company	11.2	2.9
Other, net	(.4)	3.0

Net cash provided by (used for) investing activities	4.5	(8.9)

Financing activities:
Decrease in short-term borrowings, net	(78.3)	(14.4)
Proceeds from issuance of long-term borrowings	75.0
Purchases of treasury stock	(5.0)
Cash dividends paid to shareholders	(10.6)	(14.4)
Other, net	(.5)	.1

Net cash used for financing activities	(19.4)	(28.7)

Increase (decrease) in cash and cash equivalents	24.4	(4.8)
Cash and cash equivalents at beginning of period	14.9	10.1

Cash and cash equivalents at end of period	$39.3	$5.3

Supplemental disclosures:
Cash paid for interest	$13.8	$13.9
Cash paid for income taxes	$6.0	$4.0
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
In the opinion of management of the Company, the information contained herein reflects all adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods. Such adjustments are of a normal recurring nature. The operating results for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year of 2005.
Effective January 1, 2004, the Company began reporting its interim quarterly periods on a 13-week basis ending on a Saturday with the fiscal year ending on December 31. Prior to 2004, the Company’s interim quarterly periods ended on March 31, June 30, September 30 and December 31 year end. For convenience purposes, the Company uses “September 30, 2005” to refer to its financial position as of October 1, 2005 and results of operations for the 13-week and 39-week periods ended October 1, 2005.
2. SIGNIFICANT ACCOUNTING POLICIES
Principles of consolidation: The consolidated financial statements include the accounts of Federal Signal Corporation and all of its subsidiaries. All significant intercompany balances and transactions have been eliminated.
Change in presentation of cash flows from lease financing and other receivables: In the fourth quarter of 2004, the Company began classifying all cash flows from lease financing and other receivables as part of its operating activities. Cash flows from operating activities for the nine months ended September 30, 2004 set forth in the condensed consolidated statement of cash flows have been revised to include changes in lease financing and other receivables which have been reclassified to conform to the fourth quarter, 2004 presentation.
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
Stock-based compensation plans: The Company accounts for its stock-based compensation plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. Stock compensation expense reflected in net income relates to restricted stock awards which vest over three to four years. With regard to stock options granted, no stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to or above the market value of the underlying common stock at the date of grant.
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
Fair value hedge: A hedge of a recognized asset or liability or an unrecognized firm commitment is declared as a fair value hedge. For fair value hedges, both the effective and ineffective portions of the changes in the fair value of the derivative, along with the gain or loss on the hedged item that is attributable to the hedged risk, are recorded in earnings and reported in the consolidated statements of operations on the same line as the hedged item.
Cash flow hedge: A hedge of a forecast transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability is declared as a cash flow hedge. The effective portion of the change in the fair value of a derivative that is declared as a cash flow hedge is recorded in accumulated other comprehensive income. When the hedged item impacts the statement of operations, the gain or loss included in accumulated other comprehensive income is reported on the same line in the consolidated statements of operations as the hedged item. In addition, both the fair value of changes excluded from the Company’s effectiveness assessments and the ineffective portion of the changes in the fair value of derivatives used as cash flow hedges are reported in selling, general and administrative expenses in the consolidated statements of operations.
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
3. INVENTORIES
Inventories are summarized as follows:

	September 30,	December 31,
	2005	2004
Raw materials	$77.8	$78.4
Work in progress	66.6	50.8
Finished goods	42.1	49.0

Total inventories	$186.5	$178.2

4. PROPERTIES AND EQUIPMENT
Properties and equipment are summarized as follows:

	September 30,	December 31,
	2005	2004
Land and improvements	$9.3	$9.2
Buildings and improvements	59.4	62.0
Machinery and equipment	228.9	233.9
Accumulated depreciation	(196.1)	(194.2)

Total properties and equipment	$101.5	$110.9

In May 2005, the Company sold the land and buildings of the refuse truck body plant in Oshkosh, Wisconsin for proceeds of $5.8 million and recorded a pre-tax gain of $1.0 million. In July 2005, the Company sold a product line in Newcastle, England for proceeds of $12.0 million and recorded a pre-tax gain of $6.5 million.
5. STOCK-BASED COMPENSATION PLANS
The following table illustrates the effect on net income (loss) and net income (loss) per share for the three and nine-month periods ended September 30, 2005 and 2004 if the Company had applied the fair value recognition provisions of SFAS No. 123 to all stock-based employee compensation. For purposes of pro forma disclosure, the estimated fair value of the options using a Black-Scholes option pricing model is amortized to expense over the option’s vesting period.

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Reported net income (loss)	$10.3	$(4.0)	$21.3	$(8.4)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	.2	.2	.7	.5
Deduct: Total stock-based employee compensation expense determined under the fair-value method for all awards, net of related tax effects	(.5)	(.5)	(1.7)	(1.9)

Pro forma net income (loss)	$10.0	$(4.3)	$20.3	$(9.8)

Basic net income (loss) per common share:
Reported	$.21	$(.08)	$.44	$(.18)
Pro forma	$.21	$(.09)	$.42	$(.20)

Diluted net income (loss) per common share:
Reported	$.21	$(.08)	$.44	$(.18)
Pro forma	$.21	$(.09)	$.42	$(.20)
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
6. INCOME TAXES
The Company’s effective tax rate was (75.3%) and 40.0% for the nine-month periods ended September 30, 2005 and 2004, respectively. The effective tax rate of (75.3%) reflects a benefit of $6.0 million primarily due to a reduction in reserves in the second quarter associated with the completion of an audit of the Company’s U.S. tax returns, which encompassed the years 1999-2003. Additional factors are a $1.6 million benefit recorded to recognize the differences that existed between the recorded deferred tax liabilities and the amount that should have been recorded based on an analysis of timing differences between financial reporting and tax reporting, US tax savings associated with the operating losses for the Refuse business, as well as the effect of tax-exempt municipal income and a favorable adjustment to the Company’s recorded tax liabilities resulting from a reduction in Finnish legislated tax rates. Due to these unusual items, the Company expects the tax rate for the 2005 year to be less than 0%. This rate excludes any one-time tax effects associated with potential repatriation of foreign cash balances associated with the American Jobs Creation Act, which will be determined by the fourth quarter of 2005.
7. POSTRETIREMENT BENEFITS
The components of the Company’s net periodic pension expense for its benefit plans are summarized as follows:

	US Benefit Plans				Non-US Benefit Plan
	Three months ended		Nine months ended		Three months ended		Nine months ended
	September 30,		September 30,		September 30,		September 30,
	2005	2004	2005	2004	2005	2004	2005	2004
Service cost	$1.2	$1.2	$3.6	$3.6	$—	$—	$.1	$.1
Interest cost	2.0	2.0	6.1	5.8	.7	.7	2.1	2.0
Expected return on plan assets	(2.2)	(2.0)	(6.6)	(6.0)	(.9)	(.8)	(2.7)	(2.4)
Amortization of transition amount		(.1)	(.1)	(.2)	.2		.6
Other	.5	.4	1.4	1.2		.2		.7

Net periodic pension expense	$1.5	$1.5	$4.4	$4.4	$—	$.1	$.1	$.4

The Company contributed $5.3 million to its U.S. benefit plans and $2.3 million to its non-U.S. benefit plans during the nine months ended September 30, 2005.
8. DEBT
Short-term borrowings are summarized as follows:

	September 30,	December 31,
	2005	2004
Current portion of non-recourse loan agreement	$14.8	$—
Revolving credit facility	—	45.0
Notes payable	1.4	7.4
Current maturities of long-term debt	18.5	18.6

Total short-term borrowings	$34.7	$71.0

Of the above amounts, $14.8 and $52.1 were classified as financial services activities borrowings at September 30, 2005 and December 31, 2004, respectively.
On March 24, 2005, E-One, Inc. (“E-One”), a wholly-owned subsidiary of Federal Signal Corporation, entered into an agreement with Banc of America Leasing & Capital, LLC (the “Loan Agreement”) with respect to a nonrecourse loan facility (the “Facility”). E-One’s indebtedness and other obligations under the Loan Agreement are secured by a pledge by E-One of all of its right, title and interest under certain customer leases of emergency equipment and other collateral as described in the Loan Agreement. On March 24, 2005, E-One borrowed $75 million under the Facility. Under the Loan Agreement, E-One may further borrow additional amounts under the Facility, at the discretion of the lender, in an amount equal to 95% of the net present value of any additional customer leases pledged under the Facility. As of September 30, 2005, $8.2 million in lease payments have been applied to reduce the Facility balance to $66.8 million.
The Loan Agreement contains covenants and events of default that are ordinary and customary for similar credit facilities. At the election of E-One, the Facility bears interest at a fixed rate or a floating LIBOR rate. The $66.8 million outstanding at September 30, 2005 under the Facility bore interest at a 30-day floating LIBOR rate plus 1.35% (5.12% as of September 30, 2005). The obligations of E-One under the Loan Agreement are nonrecourse to E-One and the Company, except with respect to certain representations and warranties. E-One’s recourse obligations under the Loan Agreement are guaranteed by the Company.
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
In June 2004, the Company renegotiated its revolving credit facility covenants to exclude restructuring and other one-time charges, to reduce the minimum interest coverage ratio from 3.0 to 2.5 and to voluntarily reduce the size of the credit facility from $250 million to $200 million. The Company’s results for the year ended December 31, 2004 were below the minimum interest coverage covenant as of December 31, 2004. The Company obtained a temporary waiver of this interest coverage covenant from 2.5 to 1.9 until April 1, 2005. On March 15, 2005, the Company obtained a permanent amendment to the interest coverage covenant. This amendment redefined the coverage ratio and reset the required minimum level to 2.0 for December 31, 2004 to

June 30, 2005 and 2.5 for September 30, 2005 and thereafter. The Company was in compliance with the amended covenant as of March 31, 2005, June 30, 2005 and September 30, 2005.
Weighted average interest rates on short-term borrowings were 4.87% and 3.28% at September 30, 2005 and December 31, 2004, respectively.
Long-term borrowings are summarized as follows:

	September 30,	December 31,
	2005	2004
Non-recourse loan agreement	$66.8	$—
Private placement – fixed rate	287.8	305.0
Private placement – floating rate	50.0	50.0
Other	3.1	3.6

Total contractual debt obligations	407.7	358.6
Fair value of interest rate swaps	(6.1)	(6.7)
Unamortized balance of terminated fair value interest rate swaps	4.7	8.7

Total long-term borrowings, including current portion	406.3	360.6
Less current maturities	(33.3)	(18.6)

Total long-term borrowings	$373.0	$342.0

Of the above amounts, $148.7 and $126.3 were classified as financial services activities borrowings at September 30, 2005 and December 31, 2004, respectively.
The fixed rate private placement borrowings bear interest at rates ranging from 4.93% to 6.79% and mature between 2006 and 2013.
For each of the above long-term notes, significant covenants consist of a maximum debt-to-capitalization ratio and minimum net worth. At September 30, 2005, all of the Company’s retained earnings were free of any restrictions and the Company was in compliance with the financial covenants of its debt agreements.
9. GOODWILL
Changes in the carrying amount of goodwill for the nine months ended September 30, 2005, by operating segment, were as follows:

	Environmental	Fire	Safety
	Products	Rescue	Products	Tool	Total
Goodwill balance December 31, 2004	$141.0	$38.9	$90.7	$81.9	$352.5
Translation and other	(1.1)	(1.7)	(1.0)		(3.8)

Goodwill balance September 30, 2005	$139.9	$37.2	$89.7	$81.9	$348.7

10. OTHER INTANGIBLE ASSETS
The components of the Company’s other intangible assets as of September 30, 2005 were as follows:

	Weighted-average	Gross carrying	Accumulated	Net carrying
	useful life	value	amortization	value
	(Years)
Amortizable:
Developed software	6	$14.5	$(5.9)	$8.6
Patents	5-10	4.0	(2.7)	1.3
Customer relationships	20	1.9	(.2)	1.7
Distribution network	40	1.3	(.1)	1.2
Other	3	.3		.3
Non-amortizable tradenames		1.0		1.0

Total		$23.0	$(8.9)	$14.1

Amortization of intangibles for the nine months ended September 30, 2005 and 2004 totaled $1.9 million and $1.0 million, respectively. The Company estimates that the aggregate amortization expense will be $2.7 million in 2005, $2.5 million in 2006, $1.9 million in 2007, $1.7 million in 2008, $1.4 million in 2009 and $4.8 million thereafter.
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
The following table summarizes the Company’s derivative instruments:

	September 30, 2005
	Notional	Fair
	amount	value
Interest rate contracts:
Fair value swaps	$170.0	$(6.1)
Cash flow swaps	65.0	2.3

Total interest rate contracts	$235.0	$(3.8)

Foreign currency contracts:
Fair value forwards	$6.0	$—
Cash flow forwards	19.5	1.8
Options	19.0

Total foreign currency contracts	$44.5	$1.8

The Company expects $1.4 million of pre-tax net gains that are reported in accumulated other comprehensive income as of September 30, 2005 to be reclassified into earnings during the next 12 months.
12. RESTRUCTURING CHARGES
In June 2004, the Company announced the implementation of a number of initiatives including restructuring of certain of its operations and the dispositions of certain assets. The 2004 restructuring initiatives focused on plant consolidations and product rationalization in order to streamline the Company’s operations; the actions taken are aimed at improving the profitability of the fire rescue, refuse truck body and European tooling businesses as well as improving the Company’s overhead cost structure. The asset dispositions consisted of sales of certain operating assets the Company considered no longer integral to the long-term strategy of its business.
The following tables summarize the restructuring actions taken during 2004, the pre-tax charges (credits) to expense for 2004, the three- and nine-month periods ended September 30 2005, and the total charges estimated to be incurred.

		Pre-tax restructuring charges
			Three-months	Nine-months
		Year ended	ended	ended
		December 31,	September 30,	September 30,	Estimate of
Group	Initiative	2004	2005	2005	total
Environmental Products	Closure of the refuse truck body production facility in Oshkosh, Wisconsin, and consolidation of production into its facility in Medicine Hat, Alberta; substantially complete as of the third quarter of 2005	$8.4	$.1	$1.4	$9.8
Fire Rescue	Closure of the production facilities located in Preble, New York and consolidation of U.S. production of fire rescue vehicles into the Ocala, Florida operations; substantially complete as of the third quarter of 2005	5.4	.1	.8	6.2
Tool	Ceasing the manufacture of tooling products in France and consolidation of production into its Portugal facility; substantially complete as of the third quarter of 2005	1.2	(.2)	(.2)	1.1
Corporate	Planning and organizing restructuring activities	.4			.4

		$15.4	$0	$2.0	$17.5

The following presents an analysis of the restructuring reserves for the nine-month period ended September 30, 2005:

	Severance	Other	Total
Balance as of December 31, 2004	$4.8	$.2	$5.0
Charges to expense, net	.8	1.2	2.0
Cash payments	(5.7)	(1.4)	(7.1)
Non-cash activity	.1		.1

Balance as of September 30, 2005	$0	$0	$0

Severance charges consist of termination and benefit costs for direct manufacturing employees involuntarily terminated prior to September 30, 2005. The costs of retention bonuses for employees not severed as of September 30, 2005 have been recognized ratably over the applicable estimated future service period. During the nine-month period ended September 30, 2005, the Environmental Products Group recorded a curtailment gain of $.9 million as a result of the closure of its Oshkosh, Wisconsin refuse truck body manufacturing facility and the resultant lower estimate of its projected liability under a postretirement medical benefit plan. The amount is reflected as a credit to the group’s restructuring charges during the period.
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
The Company has been sued in Chicago, Illinois by firefighters seeking damages claiming that exposure to the Company’s sirens has impaired their hearing and that the sirens are therefore defective. There are presently 33 cases filed during the period 1999-

2004, involving a total of 2,498 plaintiffs pending in the Circuit Court of Cook County, Illinois. Of that total number, 11 plaintiffs have been dismissed and another 37 plaintiffs appear in duplicate complaints and thus are likely to be dismissed. The plaintiffs’ attorneys have threatened to bring more suits if the Company does not settle these cases. The Company believes that these product liability suits have no merit and that sirens are necessary in emergency situations and save lives. The discovery phase of the litigation began in 2004; the Company is aggressively defending the matters. The first of the 33 cases filed was set for trial in October of 2005 but the date has been continued and a new trial date has not been set. The case was assigned to a trial judge on October 11, 2005. The current trial date is uncertain. Plaintiff recently moved for leave to assert a claim for punitive damages. Illinois rules require that the trial court review the evidence and determine if there is sufficient evidence to support a punitive damages claim. Such a determination has not been made, and the Company will offer substantial evidence that the claim should not be permitted. The Company successfully defended approximately 41 similar cases in Philadelphia, Pennsylvania in 1999 resulting in a series of unanimous jury verdicts in favor of the Company.
14. NET INCOME PER SHARE
The following table summarizes the information used in computing basic and diluted income per share:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Numerator for both basic and diluted income per share computations:
Net income (loss)	$10.3	$(4.0)	$21.3	$(8.4)

Denominator for basic income per share – weighted average shares outstanding	48.2	48.1	48.3	48.1
Effect of employee stock options (dilutive potential common shares)	.1	.1		.1

Denominator for diluted income per share – adjusted shares	48.3	48.2	48.3	48.2

Diluted income (loss) per share is calculated by dividing net income (loss) by the weighted average common shares outstanding plus additional common shares that would have been outstanding assuming the exercise of in-the-money stock options. As of September 30, 2005, an insignificant number of employee stock options were considered potential dilutive common shares.
15. SEGMENT INFORMATION
The following table summarizes the Company’s operations by segment for the three-month and nine-month periods ended September 30, 2005 and 2004:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net revenue
Environmental Products	$103.3	$86.4	$305.9	$272.9
Fire Rescue	91.1	80.7	263.4	244.1
Safety Products	67.3	63.2	206.1	180.6
Tool	40.0	38.6	122.2	122.3

Total net revenue	$301.7	$268.9	$897.6	$819.9

Operating income (loss)
Environmental Products	$(1.6)	$(2.6)	$2.0	$(.5)
Fire Rescue	1.8	(4.9)	(1.4)	(10.0)
Safety Products	9.3	8.8	26.1	21.6
Tool	4.7	2.8	12.7	12.6
Corporate expense	(6.0)	(5.2)	(16.4)	(14.5)

Total operating income (loss)	8.2	(1.1)	23.0	9.2
Interest expense	(5.9)	(5.4)	(18.1)	(15.2)
Other income (expense)	6.5	.2	7.3	(4.0)

Income (loss) before income taxes	$8.8	$(6.3)	$12.2	$(10.0)

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
Changes in the Company’s warranty liabilities for the nine-month periods ended September 30, 2005 and 2004 were as follows:

	Nine months ended September 30,
	2005	2004
Balance at January 1	$11.1	$12.7
Provisions to expense	11.0	12.8
Actual costs incurred	(9.8)	(13.3)

Balance at September 30	$12.3	$12.2

The Company guarantees the debt of a third-party dealer that sells the Company’s vehicles. The notional amounts of the guaranteed debt as of September 30, 2005 totaled $.7 million. No losses have been incurred as of September 30, 2005. The guarantees expire after 2009.
The Company also provides residual value guarantees on vehicles sold to certain customers. Proceeds received in excess of the fair value of the guarantee are deferred and amortized into income ratably over the life of the guarantee. The Company recorded these transactions as operating leases and recognized liabilities equal to the fair value of the guarantees. The notional amounts of the residual value guarantees totaled $3.4 million as of September 30, 2005. No losses have been incurred as of September 30, 2005. The guarantees expire between 2006 and 2010.
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
Effective January 1, 2004, the Company began reporting its interim quarterly periods on a 13-week basis ending on a Saturday with the fiscal year ending on December 31. Prior to 2004, the Company’s interim quarterly periods ended on March 31, June 30, September 30 and December 31 year end. For convenience purposes, the Company uses “September 30, 2005” to refer to its financial position as of October 1, 2005 and results of operations for the 13-week and 39-week periods ended October 1, 2005.
Consolidated Results of Operations
The following table presents the Company’s results of operations for the three- and nine-month periods ended September 30, 2005 and 2004, respectively (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net revenue	$301.7	$268.9	$897.6	$819.9
Cost of sales	(235.5)	(211.7)	(695.5)	(633.2)

Gross profit	66.2	57.2	202.1	186.7
Operating expenses	(58.0)	(55.3)	(177.1)	(166.4)
Restructuring charges		(3.0)	(2.0)	(11.1)

Operating income (loss)	8.2	(1.1)	23.0	9.2
Interest expense	(5.9)	(5.4)	(18.1)	(15.2)
Other income (expense) and minority interest	6.5	.2	7.3	(4.0)
Income tax benefit	1.5	2.6	9.2	4.0

Income (loss) from continuing operations	10.3	(3.7)	21.4	(6.0)
Income from discontinued operations, net of tax		1.1		3.3
Loss on disposal of discontinued operations		(1.4)	(.1)	(5.7)

Net income (loss)	$10.3	$(4.0)	$21.3	$(8.4)

Revenue increased 12% to $301.7 million in the third quarter of 2005 compared to $268.9 million in the third quarter of 2004 and 9% to $897.6 million for the nine months ended September 30, 2005 compared to $819.9 million in the same period in the prior year attributable to increased shipments of street sweepers, sewer cleaners and fire trucks.
Operating income increased to $8.2 million in the third quarter of 2005 from a $1.1 million operating loss in the third quarter of 2004 and to $23.0 million in operating income for the nine months ended September 30, 2005 compared to $9.2 million for the nine months ended September 30, 2004, primarily attributable to the substantial completion of restructuring activities and improved operating results at Fire Rescue and Tool.
Interest expense in the third quarter of 2005 rose to $5.9 million compared to $5.4 million for the same quarter last year and was $18.1 million for the nine months ended September 30, 2005 compared to the $15.2 million in the same period in the prior year, due to the rise in floating borrowing rates which is offsetting the beneficial impact of lower borrowings. At quarter-end, 50% of the Company’s debt was at a floating rate; the composite borrowing rate averaged 5.5% . Other income/expense for the nine months ended September 30, 2005 includes a third quarter $6.5 million gain before tax associated with the sale of a product line from the Company’s Victor Products facility in Newcastle, England and a second quarter $1.0 million before tax gain associated with the disposal of the refuse truck body plant in Oshkosh, Wisconsin. Other expense in 2004 includes a $2.9 million loss on sale of the Company’s minority interest in Safety Storage, Inc., a California-based manufacturer of buildings for off-site storage of hazardous waste materials. Other expense also includes $1.0 million in charges for the nine months ended September 30, 2004 relating to the settlement of three different dealer and distributor relationships or disagreements.

During the third quarter of 2004, the Company incurred $1.4 million in after-tax charges relating to two businesses disposed of in prior periods. This amount included a $.8 million charge resulting from a reduction in tax benefit recognized on the sale of the Company’s 54% interest in Plastisol Holdings B.V. (“Plastisol”), a manufacturer of fiberglass reinforced polyester fire truck cabs located in the Netherlands. The Company recorded a $4.4 million loss on its disposal of Plastisol in the second quarter of 2004 reflecting the estimated loss resulting from its decision to sell its interest to the minority shareholder. Proceeds from the sale of Plastisol were used to repay debt. The remaining $.6 million charge recorded in the third quarter of 2004 reflected the resolution of a contingent liability on the divestiture of the Sign Group in 2003.
The Company’s effective tax rate was (75.3%) and 40.0% for the nine-month periods ended September 30, 2005 and 2004, respectively. The effective tax rate of (75.3%) reflects a benefit of $6.0 million primarily due to a reduction in reserves in the second quarter associated with the completion of an audit of the Company’s U.S. tax returns, which encompassed the years 1999-2003. Additional factors are a $1.6 million benefit recorded to recognize the differences that existed between the recorded deferred tax liabilities and the amount that should have been recorded based on an analysis of timing differences between financial reporting and tax reporting, US tax savings associated with the operating losses for the Refuse business, as well as the effect of tax-exempt municipal income and a favorable adjustment to the Company’s recorded tax liabilities resulting from a reduction in Finnish legislated tax rates. Due to these unusual items, the Company expects the tax rate for the 2005 year to be less than 0%. This rate excludes any one-time tax effects associated with potential repatriation of foreign cash balances associated with the American Jobs Creation Act, which will be determined by the fourth quarter of 2005.
Orders and Backlog
Orders declined 6% in the third quarter of 2005 to $290.4 million from $309.5 million in the prior year period, which included the award of a $47 million parking system contract with the Port Authority of New York and New Jersey. US municipal and governmental orders rose 13% in the quarter with increased demand for sewer cleaners, refuse truck bodies, fire trucks, and police products. For the quarter, US industrial and commercial orders declined 32% from the prior year which included the large parking system contract discussed above. Excluding this contract, orders rose 11%, largely due to strength in industrial vacuum trucks and refuse truck bodies.
Orders from non-US markets were $83.3 million in the third quarter of 2005, up 8% from the same quarter last year mainly due to higher export orders for fire trucks. These export orders are volatile and have been down in the past two quarters of this year.
Quarter-end backlog remained strong at $418.7 million, although it declined from the prior year quarter due to deliveries against large parking system contracts and increased production throughput in Fire Rescue. In Environmental Products, backlog rose as a result of increased orders for sewer cleaners, vacuum trucks and refuse truck bodies.
Restructuring Charges
The Company incurred pre-tax restructuring charges of $2.0 million in the nine months ended September 30, 2005 and $3.0 and $11.1 in the three and nine months ended September 30, 2004, principally associated with plant closures first announced in June of 2004. At that time, the Company announced plans to close its fire apparatus manufacturing facility in Preble, New York by year-end 2004, its refuse truck body manufacturing plant in Oshkosh, Wisconsin at the end of the first quarter of 2005 and to consolidate its tool production in France into its production facility in Portugal by the second quarter of 2005. During the first quarter of 2005, the Company successfully produced its first stainless steel fire rescue trucks in Ocala, Florida, and its first rear loading refuse truck bodies in Medicine Hat, Alberta. The initiatives were substantially complete as of September 30, 2005.
The Company’s Corporate operations incurred $.4 million in restructuring charges for the nine months ended September 30, 2004, relating to outside services directly attributable to the restructuring plan and incremental to other costs.
Environmental Products
The following table summarizes the Environmental Products Group’s operating results for the three- and nine-month periods ended September 30, 2005 and 2004, respectively (dollars in millions):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net revenue	$103.3	$86.4	$305.9	$272.9
Operating income (loss)	(1.6)	(2.6)	2.0	(.5)
Operating margin	(1.5)%	(3.0)%	.7%	(.2)%
Environmental Products revenue increased 20% in the third quarter of 2004 to $103.3 million and 12% to $305.9 million for the nine months ended September 30, 2005 compared to the same periods in the prior year, including the impact of higher prices introduced in mid-2004 to offset the effects of increased steel and other commodity prices. Orders of $111.9 million were 18% above prior year, due to increased prices and strong demand for sewer cleaners, vacuum trucks and refuse truck bodies.
Operating margin improved to a 1.5% loss in the third quarter compared to a 3.0% loss in the same period last year and increased to .7% for the nine months ended September 30, 2005 compared to a .2% loss for the same period in the prior year. The increase was primarily due to lower restructuring expenses. Excluding restructuring expenses, despite increased selling prices, the reduction in operating margin was primarily due to weak Refuse business results where difficulties are being experienced as a result of the consolidation and ramp-up of production into a single facility in Alberta, Canada. The third quarter loss includes a $3.4 million charge which includes inventory write downs following a complete physical count and re-evaluation of excess and obsolete material inventories triggered by the product line and facility rationalization underway. Results were also impacted by lower production volumes in the Alberta facility as labor recruitment continues to be challenged by strong competing demand in the local oil and gas industry.
The rear loader plant in Oshkosh, Wisconsin was closed at the end of the first quarter of 2005, and sold to a third party during the second quarter. The sale generated cash of $6 million and a pre-tax gain of $1 million, which is included in other income (expense) for the nine months ended September 30, 2005.
Fire Rescue
The following table summarizes the Fire Rescue Group’s operating results for the three- and nine-month periods ended September 30, 2005 and 2004, respectively (dollars in millions):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net revenue	$91.1	$80.7	$263.4	$244.1
Operating income (loss)	1.8	(4.9)	(1.4)	(10.0)
Operating margin	2.0%	(6.1)%	(.5)%	(4.1)%
Third quarter Fire Rescue revenue increased 13% to $91.1 million compared to the third quarter of 2004 and 8% to $263.4 million for the nine months ended September 30, 2005 compared to the same period in the prior year. At $79.3 million, orders rose 18% from the prior year, due to higher export orders and continuing strong demand from U.S. municipal customers.
The increase in revenue is attributed to higher production throughput in the Ocala, Florida manufacturing facilities, which were adversely impacted in the same period of 2004 by a series of hurricanes. Also higher were deliveries of Finland-produced aerial devices, partly offset by the completion of deliveries against a large Dutch airport contract. Operating margin increased to 2.0% in the third quarter of 2005 from a 6.1% loss in the third quarter of 2004 and to (.5)% from (4.1)% for the nine-month periods ended September 30, 2005 and 2004, respectively. The operating margin improved significantly due to the higher production volumes, higher prices, higher overhead absorption, lower warranty expense and less restructuring costs.

Safety Products
The following table summarizes the Safety Products Group’s operating results for the three- and nine-month periods ended September 30, 2005 and 2004, respectively (dollars in millions):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net revenue	$67.3	$63.2	$206.1	$180.6
Operating income	9.3	8.8	26.1	21.6
Operating margin	13.8%	13.9%	12.7%	12.0%
Safety Products revenue rose 7% to $67.3 million in the third quarter of 2005 compared to the third quarter of 2004 and increased 14% to $206.1 million for the nine months ended September 30, 2005 compared to the same period in the prior year. Orders of $60.3 million were significantly below $108.1 million in the comparable quarter of 2004, which included the $47 million award for a new parking system for the Port Authority of New York and New Jersey.
The revenue increase mainly reflected deliveries against this same order and higher volumes of police products. The flat operating margin in the third quarter reflects improved results for the parking systems business and for police lightbars and sirens, offset by weaker results for outdoor warning systems.
Group operating margin remained relatively flat at 13.8% from 13.9% in the third quarter of 2005 and 2004, respectively, and increased to 12.7% for the nine months ended September 30, 2005 from 12.0% for the same period in the prior year.
Tool
The following table summarizes the Tool Group’s operating results for the three- and nine-month periods ended September 30, 2005 and 2004, respectively (dollars in millions):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net revenue	$40.0	$38.6	$122.2	$122.3
Operating income	4.7	2.8	12.7	12.6
Operating margin	11.8%	7.3%	10.4%	10.3%
Tool revenue increased 4% to $40.0 million for the three months ended September 30, 2005 and was essentially flat at $122.2 million for the nine months ended September 30, 2005. Revenue in the quarter increased due to higher average prices and modestly higher shipped volumes.
Operating margin rose to 11.8% in the third quarter of 2005 from 7.3% in the third quarter of 2004. The improvement in margin reflected higher prices, the absence of the impact of the prior year implementation of a new business system, and lower medical expenses. For the nine months ended September 30, 2005, operating margin remained relatively flat at 10.4% compared to 10.3% in the comparable period of 2004.
Corporate and Other
Third quarter corporate expenses of $6.0 million were $.8 million higher than the same quarter last year, primarily resulting from higher audit fees and increased staffing in Human Resources. Year to date corporate expenses were $16.4 million compared to $14.5 million, which reflects higher legal fees associated with the Company’s ongoing hearing loss litigation, increased staffing in Human Resources and higher external audit fees.

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
The following table summarizes the Company’s cash flows for the nine months ended September 30, 2005 and 2004, respectively (in millions):

	Nine months ended September 30,
	2005	2004
Operating cash flow	$39.3	$32.8
Capital expenditures, net	(6.3)	(14.8)
Borrowing activity, net	(3.3)	(14.4)
Dividends	(10.6)	(14.4)
Other	5.3	6.0

Increase (decrease) in cash and cash equivalents	$24.4	$(4.8)

Cash flow from operations totaled $6.5 million in the quarter, net of $6.9 million in discretionary contributions to the US and UK pension funds. Year-to-date cash flow from operations totaled $39.3 million after a total of $7.6 million in discretionary pension contributions. This represents an increase from $32.8 million in 2004. The improvement reflects better working capital utilization, which more than offset the impact of lower proceeds from the sale of leasing assets. Financial services activities generated $20.0 million in cash flow for the nine months ended September 30, 2005 and $31.3 million for the same period in 2004, due to the planned wind-down of the taxable portfolio and early loan payoffs.
At quarter-end, primary working capital, which consists of accounts receivable and inventory, less accounts payable and customer deposits, totaled $251.2 million, down from $290.5 million at the end of the comparable prior year period. The reduction was primarily at Fire Rescue, where both receivables and inventory turnover have improved markedly.
During the quarter, the Company used $3.5 million to repurchase shares to offset the impact of new stock options granted in 2005. During the quarter, 201,827 shares of the Company’s stock were repurchased at an average price of $17.16 per share. At quarter-end, cash balances remained relatively high at $39.3 million. The Company intends to repatriate a portion of this cash before year-end under the provisions of the American Jobs Creation Act.
Manufacturing debt as a percentage of capitalization was 38%, against 39% at the end of the second quarter. Manufacturing debt net of cash as a percent of capitalization totaled 34% at the end of the quarter, down slightly from 35% at the end of the second quarter. At September 30, 2005 no amounts were drawn against the Company’s $75 million revolving credit line, and the Company was in compliance with all debt covenants.
On March 24, 2005, the Company diversified its funding sources by entering into a financing transaction whereby a subsidiary borrowed $75 million on a non-recourse basis against a portion of its municipal leasing portfolio assets. This borrowing had $66.8 million outstanding at September 30, 2005. This new facility does not contain any financial covenants. At the same time, the Company reduced its committed bank revolver by a commensurate amount. Most of the proceeds of this financing were used to repay loans drawn under the Company’s committed bank revolver.

Contractual Obligations and Commercial Commitments
The following table presents a summary of the Company’s contractual obligations (in millions):

	September 30,	December 31,
	2005	2004
Long-term debt obligations	$407.7	$358.6
Operating lease obligations	26.2	26.4
Fair market value of interest rate swaps	6.4	5.9
Fair market value of foreign currency contracts	(1.8)	(2.9)

	$438.5	$388.0

The $49.1 million increase in long-term debt obligations was primarily the result of an increase of debt borrowed on a non-recourse basis against a portion of its municipal leasing portfolio assets, of which $66.8 was outstanding as of September 30, 2005, offset by a $17.1 million principal payment on the Company’s 6.37% and 6.60% fixed-rate private placement obligations in May 2005. Contract settlements contributed to the $1.1 million decrease in the fair value of foreign currency contracts, augmented by the weakening of the US dollar against the Canadian dollar.
Refer to Footnote 16 of the financial statements included in Part I of this Form 10-Q for a discussion of the Company’s commercial commitments (guarantees).
Critical Accounting Policies and Estimates
As of September 30, 2005, there were no material changes to the Company’s critical accounting policies and estimates disclosed in its Form 10-K for the year ended December 31, 2004.

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
Of the Company’s debt at September 30, 2005, $163.5 million was used to support financial services assets.
The Company also has foreign currency exposures related to buying and selling in currencies other than the local currency in which it operates. The Company utilizes foreign currency forward and option contracts to manage risks associated with sales and purchase commitments as well as forecasted transactions denominated in foreign currencies.
The information contained under the caption “Contractual Obligations and Commercial Commitments” included in Item 2 of this Form 10-Q discusses the changes in the Company’s exposure to market risk during the nine months ended September 30, 2005. For additional information, refer to the discussion contained under the caption “Market Risk Management” included in Item 7 of the Company’s Form 10-K for the year ended December 31, 2004.
Item 4. Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2005. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2005. As a matter of practice, the Company’s management continues to review and document disclosure controls and procedures, including internal controls and procedures for financial reporting. From time to time, the Company may make changes aimed at enhancing the effectiveness of the controls and to ensure that the systems evolve with the business. During the first quarter, Richard L. Ritz, Vice President and Controller, resigned his position and was replaced by Paul Brown, formerly Vice President of Internal Audit. In the third quarter, the company appointed Robert Burkhardt to the position of Vice President of Internal Audit. During the quarter ended September 30, 2005, there were no changes in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II. Other Information
Item 1. Legal Proceedings
Footnote 13 of the financial statements included in Part I of this Form 10-Q is incorporated herein by reference.
Item 5. Other Matters
On October 28, 2005 the Company issued a press release announcing its quarterly earnings for the period ended September 30, 2005. A copy of this press release is included as Exhibit 99.1 and is incorporated by reference herein.
Item 6. Exhibits
Exhibit 31.1 — CEO Certification under Section 302 of the Sarbanes-Oxley Act
Exhibit 31.2 — CFO Certification under Section 302 of the Sarbanes-Oxley Act
Exhibit 32.1 — CEO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act
Exhibit 32.2 — CFO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act
Exhibit 99.1 — Press Release dated October 28, 2005

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Signal Corporation

Date: October 31, 2005	By:	/s/ Stephanie K. Kushner
Stephanie K. Kushner, Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	CEO Certification under Section 302 of the Sarbanes-Oxley Act, is filed herewith.

31.2	CFO Certification under Section 302 of the Sarbanes-Oxley Act, is filed herewith.

32.1	CEO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act, is filed herewith.

32.2	CFO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act, is filed herewith.

99.1	Press Release dated October 28, 2005