Form 10-K
period 2005-12-31
FEDERAL SIGNAL CORP /DE/
filed 2006-02-23
CIK 277509

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
☑      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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
None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☑         No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes ☐         No ☑
     Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
     Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b(2) of the Exchange Act. (Check one).
Large accelerated filer ☑         Accelerated filer ☐         Non-accelerated filer ☐
     Indicate by check mark if the registrant is a shell company, in Rule 12b(2) of the Exchange Act.    Yes ☐         No ☑
     State the aggregate market value of voting stock held by nonaffiliates of the Company as of June 30, 2005: Common stock, $1.00 par value — $742,402,050
     Indicate the number of shares outstanding of each of the Company’s classes of common stock, as of January 31, 2006: Common stock, $1.00 par value — 48,123,114 shares
Documents Incorporated By Reference
     Portions of the proxy statement for the Annual Meeting of Shareholders to be held on April 25, 2006 are incorporated by reference in Part III.

FEDERAL SIGNAL CORPORATION

PART I

Item 1.	Business.
      Federal Signal Corporation, founded in 1901, was reincorporated as a Delaware Corporation in 1969. The Company is a worldwide manufacturer and supplier of street cleaning and vacuum loader vehicles; fire rescue vehicles; safety, signaling and communication equipment; and parking systems; and tooling products. Federal Signal Corporation and its subsidiaries (referred to collectively as “the Company” or “Company” herein, unless context otherwise indicates) operates manufacturing facilities in 40 plants around the world in 12 countries serving customers in approximately 100 countries in all regions of the world. The Company also provides customer and dealer financing to support the sale of its vehicles.
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
      Financial information (net sales, foreign sales, export sales, operating income and identifiable assets) concerning the Company’s four operating segments as of, and for each of the three years in the period ended, December 31, 2005 included in Note N of the financial statements contained under Item 8 of this Form 10-K is incorporated herein by reference.

Environmental Products Group
      The Environmental Products Group manufactures and markets worldwide a full range of street cleaning and vacuum loader vehicles as well as high-performance water blasting equipment. Products are also manufactured for the newer markets of hydro-excavation, glycol recovery and surface cleaning. The group competes under the Elgin, RAVO, Vactor, Guzzler and Jetstream brand names. The group’s vehicles and equipment are manufactured in North America and Europe.
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
      Segment results have been restated to exclude losses from Leach, which has been reclassified as a discontinued operation. Leach is a manufacturer of refuse truck bodies with operations in Medicine Hat, Alberta and offices in Appleton, Wisconsin. The Company is evaluating divestiture alternatives for this business.

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

Safety Products Group
      The Safety Products Group manufactures emergency vehicle warning lights and sirens, industrial and outdoor signaling, warning, lighting and communication devices; and parking revenue and access control systems. Products are sold under the Federal Signal, Target Tech, VAMA, Pauluhn, Victor and Federal APD brand names. The group operates manufacturing facilities in North America, Europe and South Africa. Many of the group’s products are designed in accordance with various regulatory codes and standards, and meet agency approvals such as Underwriters Laboratory (UL), International Electrotechnical Commission (IEC) and American Bureau of Shipping (ABS).

Tool Group
      The Tool Group manufactures, and in some cases is a reseller of, a broad range of consumable carbide and superhard insert tooling for cutoff, drilling, milling and deep grooving metal cutting applications; precision tooling, ejector pins, core pins, sleeves and accessories for the plastic injection mold industry; and precision tooling and die components for the metal stamping industry. Tooling products are marketed under the Dayton, Manchester, OTM, ClappDico and PCS brand names and manufactured in North America, Europe and Asia.

Restructurings
      In June 2004, the Company announced the implementation of the first steps of a broad restructuring initiative aimed at enhancing the Company’s competitive profile. The measures announced addressed three key issues: improving the profitability of the Fire Rescue Group, divesting non-strategic business activities, and improving the Company’s overhead cost structure.
      The initiatives included the following restructuring plans and divestitures:

•	Closure of Preble, New York plant — By the end of 2004, the Company had closed its 120,000 square foot production facilities in Preble, New York and consolidated US production of fire rescue vehicles into its Ocala, Florida operations.

•	Sale of interest in Plastisol B.V. Holdings — In 2004, the Company sold its 54% majority ownership interest in Plastisol B.V. Holdings to its minority partner. The Company acquired its ownership interest in Plastisol in 2001. Plastisol manufactures glassfiber reinforced polyester fire truck cabs and bodies mainly for the European and Asian markets.

•	Safety Storage Inc. joint venture — In June 2004, the Company concluded the sale of its 30% minority ownership interest in Safety Storage, Inc. to the majority owner. Safety Storage makes mobile buildings for the off-site storage of hazardous waste.

•	Industrial leasing portfolio — In 2001, the Company made the strategic decision to exit the leasing business for industrial customers. During 2004, the Company sold a $10 million portion of its industrial leases to a financial institution and continued the runoff of the rest of the portfolio; proceeds were used to pay down debt.

•	Dayton France manufacturing consolidation — The Company has completed reduction of certain manufacturing activities at Dayton France.
      In the fourth quarter of 2005 the Company completed the closure of operations in Federal APD do Brasil, LTDA, which produced parking systems for the local market. In the fourth quarter of 2004, the Company divested Technical Tool, Inc., a small manufacturer of precision beverage can tooling, and Justrite Manufacturing Company, L.L.C., a leading manufacturer of products for the safe storage of flammable and hazardous materials.

Financial Services
      The Company offers a variety of short- and long-term financing primarily to its Environmental Products and Fire Rescue independent dealers and customers. The Company provides financing, principally through sales-type leases, to (i) municipal and industrial customers to purchase vehicles and (ii) independent dealers to finance the purchase of vehicle inventory. Financings are typically secured by vehicles and, in the case of the independent dealers, the dealer’s personal guarantee. In 2001, the Company decided to curtail new leasing to industrial customers, who generally have a higher credit risk; this portfolio continues to diminish over time as no new leases were extended to industrial customers in 2005. At December 31, 2005, the Company’s investment in leases to industrial customers declined to 6% of its lease financing and other receivables.
Marketing and Distribution
      The Company believes its national and global dealer networks for Environmental Products and Fire Rescue vehicles distinguishes itself from its competitors. Dealer representatives are on-hand to demonstrate the vehicles’ functionality and capability to customers as well as service the vehicles on a timely basis.
      The Safety Products Group companies sell to industrial customers through approximately 2,000 wholesalers/distributors who are supported by Company sales personnel and/or independent manufacturer’s representatives. Products are also sold to governmental customers through more than 900 active independent distributors as well as through original equipment manufacturers and direct sales. International sales are made through the group’s independent foreign distributors or on a direct basis.
      Because of the consumable nature of the Tool Group’s products, volume depends mainly on repeat orders from thousands of customers. Many of the Tool Group’s customers have some ability to produce certain products themselves, but at a cost disadvantage. Major market emphasis is placed on quality of product, delivery and level of service. Inventories for certain products, constituting about half of the group’s sales are maintained to assure prompt service to the customer, while other products are made to order. The average order for standard tools is filled in less than one week for domestic shipments and within two weeks for international shipments.
Customers and Backlog
      Approximately 41%, 37% and 22% of the Company’s total 2005 orders were to US municipal and government customers, US commercial and industrial customers; and non-US customers, respectively. No single customer accounted for a material part of the Company’s business.
      The Company’s US municipal and government customers depend on tax revenues to support spending. A sluggish industrial economy, therefore, will eventually impact a municipality’s revenue base as jobs are lost and profits decline. Generally, a municipal slowdown lags far enough behind the industrial slowdown such that the industrial economy is growing again by the time municipalities reduce their spending. The US economic downturn from 2001 to 2003 lasted longer than expected, allowing spending cuts by municipalities to affect the Company during the same time period as weak industrial demand was experienced. During 2005, the Company saw municipal and governmental orders increase 10% from 2004, reflecting the return of government orders lagging the stronger industrial economy in 2004.
      The Company’s backlog totaled $390 million and $415 million as of December 31, 2005 and 2004, respectively. The 6% decrease is primarily attributed to improved throughput in US fire truck manufacturing operations and installations against a large parking system contract received in 2004. A substantial majority of the orders in backlog at December 31, 2005 are expected to be filled during 2006.
Suppliers
      The Company purchases a wide variety of raw materials from around the world for use in the manufacture of its products, although the majority of current purchases are from North American sources. To minimize availability, price and quality risk, the Company is party to numerous supplier strategic alliances. Although certain materials are obtained from either a single-source supplier or a limited number of suppliers, the Company has identified alternative sources to minimize the interruption to its business in the event of supply problems.
      Components critical in the production of the Company’s vehicles (such as engines, transmissions, drivetrains, axles and tires) are purchased from a select number of suppliers and may be specified by the customer. The Company also purchases raw and fabricated aluminum and steel as well as commercial chassis with certain specifications from a few sources.
      The Company believes it has adequate supplies or sources of availability of the raw material and components necessary to meet its needs. However, there are risks and uncertainties with respect to the supply of certain of these raw materials that could impact their price, quality and availability in sufficient quantities.
      During 2005, the Company was able to recover increased pricing imposed by steel and steel-product suppliers in 2004.
Competition
      Within the Environmental Products Group, Elgin is recognized as the market leader among several domestic sweeper competitors and differentiates itself primarily on product performance. RAVO also competes on product performance through its vacuum technology and successfully leads in market share for compact sweepers among several regional European manufacturers. Vactor and Guzzler both maintain the leading domestic position in their respective marketplaces by enhancing product performance with leading technology and application flexibility. Jetstream is the market leader in the in-plant cleaning segment of the US waterblast industry competing on price and delivery performance.
      E-ONE is a leading manufacturer of US aluminum-bodied fire apparatus and custom chassis in a market served by approximately ten key manufacturers and approximately 70 small regional manufacturers. With its unique welded, extruded aluminum design, E-ONE is the US market leader in aluminum aerials. In addition, E-ONE is the global market share leader of industrial pumpers serving the petrochemical industry with two primary international competitors and a few smaller manufacturers. E-ONE also competes with six manufacturers worldwide in the production of airport rescue and firefighting vehicles, consistently holding at least a number two position. The Saulsbury product line complements these offerings with stainless steel-bodied fire trucks and rescue vehicles. Bronto Skylift is the leading manufacturer of articulating platforms for the global fire rescue markets.
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
      The Tool Group companies compete with several hundred competitors worldwide. In North America, the Company holds a share position ranging from number one to number three depending on the product offering.
Research and Development
      The information concerning the Company’s research and development activities is included in Note N of the financial statements contained under Item 8 of this Form 10-K is incorporated herein by reference.
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

Employees
      The Company employed over 5,500 people in ongoing businesses at the close of 2005 as compared to nearly 5,600 employees at the end of 2004. Approximately 17% of the Company’s domestic hourly workers were unionized at December 31, 2005. The Company believes relations with its employees continues to be good.
Governmental Regulation of the Environment
      The Company believes it substantially complies with federal, state and local provisions that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment. Capital expenditures in 2005 attributable to compliance with such laws were not material. The Company believes that the overall impact of compliance with environmental regulations will not have a material effect on its future operations.
Seasonality
      Certain of the Company’s businesses are susceptible to the influences of seasonal buying or delivery patterns. The Company’s businesses which tend to have lower sales in the first calendar quarter compared to other quarters as a result of these influences are street sweeping, fire rescue products, outdoor warning, municipal emergency signal products and parking systems.
Additional Information
      The Company makes its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports available, free of charge, through its Internet website (http://www.federalsignal.com) as soon as reasonably practical after it electronically files or furnishes such materials to the Securities and Exchange Commission (“SEC”). All of the Company’s filings may be read or copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically.

Item 1A.	Risk Factors.
      The following are some of the risks that we face in our business. The list of risk factors is not exhaustive. There can be no assurance that we have correctly identified and appropriately assessed all factors affecting our business or that publicly available and other information with respect to these matters is complete and correct. Additional risks not presently known to us or that we currently believe to be immaterial also may adversely impact us. Should any risks and uncertainties develop into actual events, these developments could have material adverse effects on our business, financial condition and results of operations.
Our financial results are subject to considerable cyclicality.
      Our ability to be profitable depends heavily on varying conditions in the United States government and municipal markets and the overall United States economy. The markets in which we compete are subject to considerable cyclicality, and move in response to cycles in the overall business environment and are particularly sensitive to the industrial sector. Many of our customers are municipal governmental agencies, and as such, we are dependent on municipal government spending. Spending by our municipal customers can be affected by local political circumstances, budgetary constraints, and other factors. The United States government and municipalities depend heavily on tax revenues as a source of their spending and, accordingly, there is a correlation, usually lagged by one or two years, between the overall strength of the United States economy and our sales to the United States government and municipalities. Therefore, downturns in the United States economy are likely to result in decreases in demand for our products. During previous economic downturns, we experienced decreases in sales and profitability, and we expect our business to remain subject to similar economic fluctuations in the future.

The inability to obtain raw materials, component parts, and/or finished goods in a timely and cost-effective manner from suppliers would adversely affect our ability to manufacture and market our products.
      We purchase raw materials and component parts from suppliers to be used in the manufacturing of our products. In addition, we purchase certain finished goods from suppliers. Changes in our relationships with suppliers or increases in the costs of purchased raw materials, component parts or finished goods could result in manufacturing interruptions, delays, inefficiencies or our inability to market products. In addition, our profit margins would decrease if prices of purchased raw materials, component parts, or finished goods increase and we are unable to pass on those increases to our customers.
We operate in highly competitive markets.
      The markets in which we operate are highly competitive. The intensity of this competition, which is expected to continue, can result in price discounting and margin pressures throughout the industry and adversely affects our ability to increase or maintain prices for our products. In addition, certain of our competitors may have lower overall labor or material costs.
Failure to keep pace with technological developments may adversely affect our operations.
      We are engaged in an industry which will be affected by future technological developments. The introduction of products or processes utilizing new technologies could render our existing products or processes obsolete or unmarketable. Our success will depend upon our ability to develop and introduce on a timely and cost-effective basis new products, processes and applications that keep pace with technological developments and address increasingly sophisticated customer requirements. We may not be successful in identifying, developing and marketing new products, applications and processes and product or process enhancements. We may experience difficulties that could delay or prevent the successful development, introduction and marketing of product or process enhancements or new products, applications or processes. Our products, applications or processes may not adequately meet the requirements of the marketplace and achieve market acceptance. Our business, operating results and financial condition could be materially and adversely affected if we were to incur delays in developing new products, applications or processes or product or process enhancements or if our products do not gain market acceptance.
Our ability to operate our Company effectively could be impaired if we fail to attract and retain key personnel.
      Our ability to operate our businesses and implement our strategies depends, in part, on the efforts of our executive officers and other key employees. In addition, our future success will depend on, among other factors, our ability to attract and retain qualified personnel, including finance personnel, research professionals, technical sales professionals and engineers. The loss of the services of any key employee or the failure to attract or retain other qualified personnel could have a material adverse effect on our business or business prospects.
We have international operations that are subject to foreign economic and political uncertainties.
      Our business is subject to fluctuations in demand and changing international economic and political conditions which are beyond our control. As of December 31, 2005, approximately 30% of our net sales were to customers outside the United States; with approximately 20% of net sales being supplied from our overseas operations. We expect a significant portion of our revenues and profits to come from international sales for the foreseeable future. Operating in the international marketplace exposes us to a number of risks, including abrupt changes in foreign government policies and regulations and, in some cases, international hostilities. To the extent that our international operations are affected by unexpected and adverse foreign economic and political conditions, we may experience project disruptions and losses which could significantly reduce our revenues and profits.

      Some of our contracts are denominated in foreign currencies, which result in additional risk of fluctuating currency values and exchange rates, hard currency shortages and controls on currency exchange. Changes in the value of foreign currencies could increase our US dollar costs for, or reduce our US dollar revenues from, our foreign operations. Any increased costs or reduced revenues as a result of foreign currency fluctuations could affect our profits.
We may incur material losses and costs as a result of product liability, warranty, recall claims or other lawsuits or claims that may be brought against us.
      We are exposed to product liability and warranty claims in the normal course of business in the event that our products actually or allegedly fail to perform as expected or the use of our products results, or is alleged to result, in bodily injury and/or property damage. Accordingly, we could experience material warranty or product liability costs in the future and incur significant costs to defend against these claims. We currently carry insurance and maintain reserves for product liability claims. However, we cannot be assured that our insurance coverage will be adequate if such claims do arise, and any liability not covered by insurance could have a material adverse impact on our business. A future claim could involve the imposition of punitive damages, the award of which, pursuant to state laws, may not be covered by insurance. In addition, warranty claims are not covered by our product liability coverage. Any product liability or warranty issues may adversely impact our reputation as a manufacturer of high quality, safe products and may have a material adverse effect on our business.
The costs associated with complying with environmental and safety regulations could lower our margins.
      We, like other manufacturers, continue to face heavy governmental regulation of our products, especially in the areas of environment and employee health and safety. Complying with environmental and safety requirements has added and will continue to add to the cost of our products, and could increase the capital required. While we believe that we are in compliance in all material respects with these laws and regulations, we cannot assure you that we will not be adversely impacted by costs, liabilities or claims with respect to our operations under existing laws or those that may be adopted. These requirements are complex, change frequently and have tended to become more stringent over time. Therefore, we could incur substantial costs, including cleanup costs, fines and civil or criminal sanctions as a result of violations, or liabilities under, environmental laws and safety regulations.
We are subject to a number of restrictive debt covenants.
      Our credit facility and other debt instruments contain certain restrictive debt covenants that may hinder our ability to take advantage of attractive business opportunities. Our ability to meet these covenants may be affected by factors outside our control. Failure to meet one or more of these covenants may result in an event of default. Upon an event of default, our lender(s) may be entitled to declare all amounts outstanding as due and payable.

Item 1B.	Unresolved Staff Comments.
      None.

Item 2.	Properties.
      As of December 31, 2005, the Company utilized 23 principal manufacturing plants located throughout North America, as well as 13 in Europe, 1 in South Africa and 2 in the Far East.
      In total, the Company devoted approximately 1.6 million square feet to manufacturing and 1.0 million square feet to service, warehousing and office space as of December 31, 2005. Of the total square footage, approximately 31% is devoted to the Safety Products Group, 15% to the Tool Group, 23% to the Fire Rescue Group and 31% to the Environmental Products Group. Approximately 72% of the total square footage is owned by the Company, with the remaining 28% being leased.

      All of the Company’s properties, as well as the related machinery and equipment, are considered to be well-maintained, suitable and adequate for their intended purposes. In the aggregate, these facilities are of sufficient capacity for the Company’s current business needs.

Item 3.	Legal Proceedings.
      The information concerning the Company’s legal proceedings included in Note M of the financial statements contained under Item 8 of this Form 10-K is incorporated herein by reference.

Item 4.	Submission of Matters to a Vote of Security Holders.
      No matters were submitted to a vote of security holders through the solicitation of proxies or otherwise during the three months ended December 31, 2005.
PART II

Item 5.	Market for Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)	Market Information
      The Company’s common stock is listed and traded on the New York Stock Exchange (“NYSE”) under the symbol FSS. At December 31, 2005, there were no material restrictions on the Company’s ability to pay dividends. The information concerning the Company’s market price range data included in Note S of the financial statements contained under Item 8 of this Form 10-K is incorporated herein by reference.
      As of January 31, 2006, there were 3,126 holders of record of the Company’s common stock.
      The information concerning the Company’s dividend per share data included in Note S of the financial statements contained under Item 8 of this Form 10-K is incorporated herein by reference.

(b)	Not applicable

(c)	Not applicable

Item 6.	Selected Financial Data.
      The following table presents the selected financial information of the Company as of and for the five years ended December 31, 2005:

	2005	2004	2003	2002	2001

Operating Results (dollars in millions):
Net sales(a)	$1,156.9	$1,063.9	$1,058.2	$980.9	$1,030.9
Income before income taxes(a)	$46.3	$4.9	$44.2	$56.6	$59.9
Income from continuing operations(a)	$47.3	$9.5	$36.5	$43.7	$44.1
Operating margin(a)	6.0%	2.7%	6.0%	7.9%	8.5%
Return on average common shareholders’ equity(b)	(1.2)%	(0.6)%	9.1%	12.1%	13.2%
Common Stock Data (per share):
Income (loss) from continuing operations — diluted	$.98	$.20	$.76	$.95	$.97
Cash dividends	$.24	$.40	$.80	$.80	$.78
Market price range:
High	$17.95	$20.56	$20.79	$27.07	$24.63
Low	$13.80	$15.75	$13.60	$16.00	$17.00
Average common shares outstanding (in millions)	48.2	48.1	48.0	45.9	45.4
Financial Position at Year-End (dollars in millions):
Working capital(a)(c)	$164.9	$162.1	$104.7	$158.5	$162.0
Current ratio(a)(c)	1.6	1.7	1.4	1.8	1.9
Total assets	$1,119.5	$1,132.4	$1,177.5	$1,155.9	$1,012.7
Long-term debt, net of current portion	$203.7	$215.7	$194.1	$344.5	$232.7
Shareholders’ equity	$376.3	$412.7	$422.5	$398.0	$359.4
Debt-to-capitalization ratio(d)	43.0%	37.0%	40.0%	44.0%	44.0%
Other (dollars in millions):
Orders(a)	$1,138.7	$1,123.5	$1,007.6	$1,046.6	$1,039.1
Backlog(a)	$390.0	$415.0	$333.1	$415.3	$341.3
Net cash provided by operating activities	$72.9	$52.5	$70.3	$102.1	$69.0
Net cash provided by (used for) investing activities	$(3.0)	$34.1	$(10.1)	$(71.0)	$(33.1)
Net cash provided by (used for) financing activities	$7.1	$(81.7)	$(59.9)	$(38.2)	$(32.6)
Capital expenditures(a)	$19.5	$20.1	$16.8	$18.8	$17.8
Depreciation and amortization(a)	$21.5	$19.6	$18.4	$20.2	$18.9
Employees(a)	5,500	5,600	5,881	6,244	6,297

(a)	continuing operations only, prior year amounts have been reclassified for discontinued operations as discussed in Note K to the financial statements

(b)	excludes cumulative effects of changes in accounting

(c)	working capital: current manufacturing assets less current manufacturing liabilities; current ratio: current manufacturing assets divided by current manufacturing liabilities

(d)	manufacturing operations: total manufacturing debt divided by the sum of total manufacturing debt plus manufacturing equity(e)

(e)	manufacturing equity: total equity less financial services assets plus financial services borrowings
      The 2005, 2004 and 2003 income before income taxes for continuing operations include restructuring costs of $.7 million, $7.0 million and $4.8 million, respectively. These costs are further explained in Item 7 under Restructuring Charges and in Note L to the financial statements. The 2005 income before income taxes was impacted by a $6.7 million gain on the sale of two industrial lighting product lines. The 2004 income before income taxes was impacted by a $10.6 million loss incurred on a large contract for fire apparatus in the Netherlands, as more completely described in Item 7 under Fire Rescue Operations.
      The selected financial data set forth above should be read in conjunction with the Company’s consolidated financial statements, including the notes thereto, and Item 7 of this Form 10-K.
      The information concerning the Company’s selected quarterly data included in Note S of the financial statements contained under Item 8 of this Form 10-K is incorporated herein by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
      Federal Signal Corporation manufactures a broad range of products, including: municipal and industrial cleaning vehicles and equipment; fire rescue vehicles; safety, signaling and communication equipment and tooling products. Due to technology, marketing, distribution and product application synergies, the Company’s business units are organized and managed in four operating segments: Environmental Products, Fire Rescue, Safety Products and Tool. The Company also provides customer and dealer financing to support the sale of vehicles. The information concerning the Company’s manufacturing businesses included in Item 1 of this Form 10-K and Note N of the financial statements contained under Item 8 of this Form 10-K are incorporated herein by reference.
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
      These risks and uncertainties, some of which are beyond the Company’s control, include the cyclical nature of the Company’s industrial and municipal markets, technological advances by competitors, the Company’s ability to improve its operating performance in its fire rescue plants, increased warranty and product liability expenses, risks associated with supplier and other partner alliances, changes in cost competitiveness including those resulting from foreign currency movements, disruptions in the supply of parts or components from the sole source suppliers and subcontractors, retention of key employees and general changes in the competitive environment. These risks and uncertainties include, but are not limited to, the risk factors described under Item 1A, “Risk Factors,” in this Form 10-K. These factors may not constitute all factors that could cause actual results to differ materially from those discussed in any forward-looking statement. The Company operates in a continually changing business environment and new factors emerge from time to time. The Company cannot predict such factors nor can it assess the impact, if any, of such factors on its financial position or results of operations. Accordingly, forward-looking statements should not be relied upon as a predictor of actual results. The Company disclaims any responsibility to update any forward-looking statement provided in this Form 10-K.

Results of Operations
      The following table summarizes the Company’s results of operations and operating metrics for each of the three years in the period ended December 31, 2005 ($ in millions, except per share amounts):

	2005	2004	2003

Net sales	$1,156.9	$1,063.9	$1,058.2
Cost of sales	(865.4)	(814.9)	(769.2)
Operating expenses	(221.6)	(213.6)	(220.7)
Restructuring charges	(0.7)	(7.0)	(4.8)

Operating income	69.2	28.4	63.5
Interest expense	(23.1)	(20.6)	(18.8)
Other income (expense)	.2	(2.9)	(.5)
Income tax benefit (charge)	1.0	4.6	(7.7)

Income from continuing operations	47.3	9.5	36.5
Discontinued operations	(51.9)	(11.8)	.8

Net (loss) income	$(4.6)	$(2.3)	$37.3

Other data:
Operating margin	6.0%	2.7%	6.0%
Income per share — continuing operations	$.98	$0.20	$0.76

	2005	2004	2003
Analysis of orders:
Total orders	$1,138.7	$1,123.5	$1,007.6
Change in orders year on year	1.0%	12.0%
Change in US municipal and government orders year over year	10.0%	(6.0)%
Change in US industrial and commercial orders year over year	(6.0)%	4.0%
Change in non-US orders year over year	(2.0)%	16.0%
      US municipal and government orders increased in 2005 primarily due to strong demand for fire apparatus and vacuum equipment. The decrease in 2005 US industrial and commercial orders was due to a $47 million parking system contract received in 2004. Excluding this contract, orders rose 10%, largely due to strength in industrial vacuum trucks and fire apparatus. The decrease in non-US orders in 2005 was primarily due to reduced sales of fire apparatus and a product line divestiture in the third quarter.
      Sales increased 9% in 2005 from 2004 as a result of strength in the fire rescue and vacuum truck businesses and deliveries against a large parking system contract. The Company’s operating income of $69.2 million in 2005 included restructuring charges of $.7 million as the restructuring activities announced in 2004 were completed. The increase in income from continuing operations of $37.8 million compared to 2004 reflected the increase in sales across all groups and also lower operating costs in the fire rescue business and lower restructuring costs partially offset by higher corporate expense and interest expense.
      Interest expense increased 12% to $23.1 million in 2005 compared to 2004. This increase was largely due to higher short-term interest rates.
      The Company’s 2005 effective tax rate on continuing operations of (2.1)% reflects a benefit of $6.0 million primarily due to a reduction in reserves in the second quarter associated with the completion of an audit of the Company’s US tax returns which encompassed the years 1999 — 2003, a $1.6 million benefit recorded to recognize the differences that existed between the recorded deferred tax liabilities and the amount that should have been recorded based on an analysis of timing differences between financial reporting and tax reporting, the effect of tax-exempt municipal income and a $2.5 million benefit in the fourth quarter of 2005 due to the repatriation of foreign cash balances associated with the American Jobs Creation Act; this benefit was realized because a portion of the repatriated earnings had previously been reserved at higher tax rates.
      The net loss for 2005 of $4.6 million included $51.9 million of loss from discontinued operations. Discontinued operations in 2005 included the refuse business, trading under the Leach brand name, which is classified as a business held for sale at December 31, 2005, and Federal APD do Brasil, LTDA, where operations were closed in the fourth quarter.
      In 2004, the increase in orders year on year was due to a $47 million airport parking system order and increases in US municipal and government orders. Export orders grew, primarily due to strong fire apparatus and environmental products. Sales were flat compared to 2003 with higher non-US sales being offset by weak US markets. The decline in income from continuing operations was driven by inability to quickly pass on increases in raw material prices, restructuring charges of $7.0 million, a $10.6 million charge related to a large multi-unit, multi-year Netherlands fire rescue equipment contract, higher corporate expenses and higher interest cost.
      The Company’s operating income decreased $35.1 million in 2004 compared to 2003. Included in the results were restructuring charges of $7.0 million in 2004 and $4.8 million in 2003.
      The Company recorded a net loss for 2004 of $2.3 million, which included $11.8 million of loss from discontinued operations. Discontinued operations in 2004 include Justrite Manufacturing Company, L.L.C. and Technical Tooling, Inc., which were divested by the Company in the fourth quarter of 2004 and Plastisol B.V. Holdings divested mid-year. Net income in 2003 was $37.3 million including a $.4 million after-tax loss on the sale of the discontinued Sign Group operations.
      Interest expense increased 10% to $20.6 million in 2004 compared to 2003. This increase was primarily due to higher short-term interest rates in the second half of 2004.
      The Company’s 2004 effective tax rate on continuing operations of (92.4)% reflected the tax benefit of the loss incurred as well as the impact of tax credits and the effect of tax-exempt municipal income.
      The Company sponsors a number of deferred benefit retirement plans in the US covering certain of its salaried and hourly employees. Assumptions used for actuarial valuations of US pension plans:

	January 1, 2006	January 1, 2005	January 1, 2004

Discount rate	5.75	6.00	6.25
Expected long-term rate of return	8.50	9.00	9.00
Rate of increase in compensation levels	3.50	3.50	3.50
Mortality tables used	RP2000	GAM83	GAM83
Approximate impact of change in assumptions, after tax	$1.3 million loss	$.5 million loss
Approximate impact of change in assumptions, EPS	$(.03)	$(.01)
      The Company recorded an after-tax charge of $8.9 million in 2005, $0 in 2004 and $.4 million in 2003 to other comprehensive income representing the effect of an additional minimum pension liability. The Company is evaluating alternative strategies for implementing a common retirement plan across its US businesses. Among other things, the strategy provides for a more predictable retirement plan cost.
      Certain of the Company’s businesses are susceptible to the influences of seasonal buying or delivery patterns. The Company’s businesses which tend to have lower sales in the first calendar quarter compared to other quarters as a result of these influences are street sweeping, fire rescue products, outdoor warning, municipal emergency signal products and parking systems.

Restructuring Charges
      The following table summarizes the Company’s restructuring charges by segment for each of the three years in the period ended December 31, 2005 ($ in millions):

	2005		2004		2003

Environmental Products	$		$		$.6
Fire Rescue		.9		5.4
Safety Products					3.3
Tool		(.2)		1.2	.9
Corporate				.4

Total		$.7		$7.0	$4.8

      In June 2004, the Company announced the implementation of the first steps of a broad restructuring initiative. The plan aimed at enhancing the Company’s competitive profile and creating a solid foundation for annual revenue growth in the high single digits. The measures included improving the profitability of the fire rescue and European tooling operations, divesting non-strategic business activities and improving the Company’s overhead cost structure.
      The Company closed its 120,000 square foot production facilities in Preble, New York and consolidated US production of fire rescue vehicles into its Ocala, Florida operations as of December 31, 2004. The consolidation was possible because successful lean manufacturing initiatives reduced manufacturing space requirements in the Fire Rescue Group, and because of progress made to rationalize and restructure the broad array of vehicle offerings. The Fire Rescue Group incurred $5.4 million in restructuring charges for the year ended December 31, 2004 and a further $.9 million in 2005 bringing the total to $6.3 million. This consisted of $2.5 million in real property and manufacturing equipment impairment, $3.5 million in employee severance and related costs and $.3 million of other costs.
      The Company also reduced the level of tooling production in France transferring some production to its Portugal facility, which began operations in 2003. The transfer was part of a broader plan to reduce fixed overhead and shift the manufacturing footprint to lower-cost locations. The Tool Group incurred $1.2 million in restructuring costs for the year ended December 31, 2004 and recorded a gain of $0.2 million against restructuring costs in 2005 due to a better than expected salvage value for manufacturing equipment. The total of $1.0 million consisted of severance for terminated employees.
      The Company’s corporate office incurred $.4 million in restructuring charges for the year ended December 31, 2004; these costs related to outside services directly attributable to the restructuring plan.
      The 2004 restructuring plan is complete as of December 31, 2005.
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

Environmental Products Operations
      The following table presents the Environmental Products Group’s results of operations for each of the three years in the period ended December 31, 2005 ($ in millions):

	2005	2004	2003

Total orders	$361.9	$311.2	$258.0
US orders	268.1	233.5	195.1
Non-US orders	93.8	77.7	62.9
Net sales	347.7	294.6	261.8
Operating income	28.9	25.2	19.8
Operating margin	8.3%	8.6%	7.6%
      Segment results have been restated to exclude losses from Leach, which has been presented as a discontinued operation. Leach is a manufacturer of refuse truck bodies with operations in Medicine Hat, Alberta and offices in Appleton, Wisconsin. The Company is evaluating divestiture alternatives for this business.
      Full year orders of $361.9 million increased 16% with increases at all operations. US vacuum truck and sewer cleaner orders were strong throughout the year. Higher sweeper volumes were the primary driver of the 21% increase in non-US orders. Revenue of $347.7 million was up 18% over 2004 primarily due to increased shipment volumes and higher pricing. Price increases were implemented in late-2004 and early-2005 to offset escalating raw material costs. Operating income increased primarily due to the increase in sales. The full year operating margin for 2005 declined to 8.3% from 8.6% in 2004 as a result of expenses related to a China joint venture initiated in the year and costs related to the progression of an enterprise business system implementation.
      In 2004, the group’s sales increase resulted from higher prices, a stronger Euro and higher unit volume.
Fire Rescue Operations
      The following table presents the Fire Rescue Group’s results of operations for each of the three years in the period ended December 31, 2005 ($ in millions):

	2005	2004	2003

Total orders	$354.7	$355.8	$369.0
US orders	234.7	211.9	249.5
Non-US orders	120.0	143.9	119.5
Net sales	371.2	360.9	402.1
Operating income (loss)	2.3	(23.9)	14.7
Operating margin	.6%	(6.6)%	3.7%
      Orders were essentially flat in 2005 compared to 2004. US municipal fire truck demand was strong throughout the year; however this increase was offset by lower international orders. Revenue rose 3% to $371.2 million and operating margin recovered to 0.6% due to performance improvements in the Ocala, Florida operation, lower restructuring charges and the realization of the benefits of the 2004 restructuring. Operating margin for 2004 of (6.6)% included the loss recorded on the multi-year fire equipment contract.
      Orders declined 4% to $355.8 million in 2004 from $369.0 million in 2003 primarily due to weakness in US municipal and government demand more than offsetting increased non-US orders. The 2004 decline in orders was caused by market resistance to price increases on stainless steel trucks, temporary restrictions placed by the Company on stainless steel truck orders while production was moved from Preble, New York to Ocala, Florida, and the Company’s decision to reduce discounting of fire apparatus.
      Sales declined 10% to $360.9 million in 2004 from $402.1 million in 2003 with the decline resulting principally from lower municipal and government volumes partially offset by an increase in currency of 1%.

      Results in 2005 included $.9 million in restructuring charges. Results in 2004 included $5.4 million in restructuring charges and a $10.6 million loss incurred on a large multi-year contract for complex fire apparatus for the Royal Netherlands Air Force.
Safety Products Operations
      The following table presents the Safety Product Group’s results of operations for each of the three years in the period ended December 31, 2005 ($ in millions):

	2005	2004	2003

Total orders	$259.5	$294.7	$228.7
US orders	164.8	199.4	143.2
Non-US orders	94.7	95.3	85.5
Net sales	276.5	247.4	241.1
Operating income	45.0	33.5	28.1
Operating margin	16.3%	13.5%	11.7%
      Orders decreased 12% in 2005 largely due to a $47 million airport parking system order received in 2004. Excluding that order, an overall order increase of 5% was achieved due to strong demand in US industrial and commercial sectors. Full year revenues increased 12% in 2005 due to deliveries against the large airport parking system contract and strength in police products, electrical products and oil and mining related hazardous lighting products.
      Operating income in 2005 included a $6.7 million gain on the sale of two industrial lighting product lines. The remainder of the income increase was largely due to the increased sales.
      Orders increased 29% in 2004 including 20% from a $47 million airport parking system order for the Port Authority of New York and New Jersey, 3% from emergency vehicular warning products, and 2% from currency. US municipal and government orders increased 10% from strong demand for military and nuclear warning systems and for municipal police products.
      Net sales rose 3% to $247.4 million in 2004. Higher unit volumes in industrial lighting and signaling and emergency vehicular warning systems contributed 3% and foreign currency impacts contributed 2% to the sales increase. Partially offsetting these increases were lower parking revenue and control systems, which declined in 2004 following strong sales in 2003 driven by a large project for the Dallas/Fort Worth International Airport.
      Operating income increased 19% to $33.5 million in 2004 following depressed earnings in 2003 resulting from costs related to the closure of a production facility in the U.K. and an unfavorable mix of product sales lowering operating margins.
Tool Operations
      The following table presents the Tool Group’s results of operations for each of the three years in the period ended December 31, 2005 ($ in millions):

	2005	2004	2003

Total orders	$162.6	$161.8	$151.9
US orders	117.6	116.8	107.6
Non-US orders	45.0	45.0	44.3
Net sales	161.5	161.0	153.2
Operating income	16.8	15.3	14.9
Operating margin	10.4%	9.5%	9.8%
      US orders increased 1% in 2005 due mainly to price increases. The stronger US industrial economy was offset by the weak automobile market. Sales were relatively flat in both US and non-US markets during 2005. The operating income increase of $1.5 million in 2005 was primarily due to lower restructuring costs, lower operating costs due to the 2004 restructuring initiatives and efficiencies due to the installation of an enterprise business system in 2004.
      In the US, tooling orders increased 9% in 2004 as the US industrial economy strengthened from the prior year. International orders were flat compared to 2003 as strength in Asian tooling markets, and to a lesser extent Canadian tooling markets, was offset by weakness in the European metal forming market throughout the year. The 5% increase in net sales in 2004 reflected stronger demand for industrial cutting tools and die components in the US, Canada and Asia, and stronger European currencies.
      The 2% growth in operating income in 2004 resulted from increased sales volumes, higher pricing, and productivity improvements. While tool steel cost increased during 2004, the group fully recovered the impact through increased sales prices.
      The Tool group incurred $1.2 million of restructuring charges in 2004 and recorded a $.2 million gain in 2005.
Corporate Expense
      Corporate expenses totaled $23.8 million in 2005, $21.7 million in 2004 and $14.0 million in 2003. The increase in 2005 reflects higher expenses associated with incentive compensation and salaries associated with improved earnings and increased headcount. Incentive compensation include bonuses and stock awards. The increase in 2004 reflects higher expenses associated with firefighter hearing loss litigation, increased product liability reserves, higher independent audit and audit staff expense to meet requirements of Sarbanes-Oxley Section 404 and the addition of a centralized human resources and information technologies departments.
Legal Matters
      The Company has been sued by over 2,400 firefighters in 33 separate cases alleging that exposure to the Company’s sirens impaired their hearing. The Company has successfully defended itself in over 40 similar cases and contests the allegations. The discovery phase of the litigation began in 2004; the Company continues to aggressively defend the matter. For further details regarding this and other legal matters, refer to Note M in the financial statements included in Item 8 of this Form 10-K.
Financial Services Activities
      The Company maintained an investment of $169.2 million and $196.5 million at December 31, 2005 and 2004, respectively in lease financing and other receivables that are generated primarily by its Environmental Products and Fire Rescue customers. The decrease in leasing assets primarily resulted from early loan payoffs, and the continued runoff of the industrial leasing portfolio resulting from the Company’s decision to no longer extend new leases to industrial customers. Financial services assets generally have repayment terms ranging from one to ten years. These assets are 94% and 91% leveraged as of December 31, 2005 and 2004, respectively, consistent with their overall quality; financial services debt was $158.9 million and $178.4 million at December 31, 2005 and 2004, respectively.
      Financial revenues totaled $9.6 million, $12.1 million and $13.4 million in 2005, 2004 and 2003, respectively. The decline in 2005 and 2004 reflects the sale of a portion of the Company’s industrial leasing portfolio and lower financings of municipal product sales.
Financial Condition, Liquidity and Capital Resources
      During the three-year period ended December 31, 2005, the Company utilized its cash flows from operations to pay cash dividends to shareholders and to fund sustaining and cost reduction capital needs of its operations. Beyond these uses, remaining cash was used to pay down debt, to repurchase shares of common stock and make voluntary pension contributions.

      The Company’s cash and cash equivalents totaled $91.9 million, $14.9 million and $10.0 million as of December 31, 2005, 2004 and 2003, respectively. The following table summarizes the Company’s cash flows for each of the three years in the period ended December 31, 2005 ($ in millions):

	2005	2004	2003

Operating cash flow	$72.9	$52.5	$70.3
Dividends	(13.5)	(19.3)	(38.3)
Capital expenditures	(19.5)	(20.1)	(16.8)
Dispositions of businesses		49.1	7.5
Purchases of treasury stock	(5.0)		(.1)
Borrowing activity, net	24.9	(62.4)	(24.0)
All other, net	17.2	5.1	1.7

Increase in cash	$77.0	$4.9	$.3

      Operating cash flow increased by $20.4 million to $72.9 million in 2005 compared to 2004. Income from operations increased due to improved sales in environmental and safety products, operational improvements in fire rescue and lower restructuring costs. Working capital improvements were the primary reason for the remaining increase.
      Operating cash flow declined to $52.5 million in 2004 from $70.3 million in 2003 due to operating losses incurred by the Fire Rescue Group, higher corporate expenses, lower proceeds ($7.7 million) from the termination of interest rate swaps and incremental payments of $5.4 million relating to restructuring plans, partially offset by increased collections attributable to the Company’s financial services activities and the sale of a portion of the taxable leasing portfolio.
      In 2005, the Company sold four former production facilities and two industrial lighting product lines for total cash proceeds of $22.0 million. In 2004, the Company disposed of Justrite Manufacturing Company, L.L.C. and Technical Tooling, Inc. for cash proceeds of $40.1 million and $6.5 million, respectively. In addition, the Company divested its 54% majority interest in Plastisol B.V. Holdings to the minority partner for $2.5 million in cash and a note receivable of $.4 million. The divestitures in 2004 were in conjunction with the Company’s restructuring initiatives announced in June 2004. In 2003, the Company completed the sale of the Sign Group for cash of $7.5 million and a $4.2 million note receivable.
      In March 2005, the Company entered into a loan agreement secured by certain leases of the E-One business. For more detail on this loan agreement refer to Note E — Debt, contained in this Form 10-K. As of December 31, 2005 the balance on this facility was $91.4 million. On February 3, 2006 the Company amended and extended its bank revolving credit facility from $75 million to $110 million. At December 31, 2005 there was no balance drawn under the existing revolving credit facility.
      In 2004, the Company repaid $62.4 million of debt by utilizing the proceeds from the sale of the three aforementioned businesses as well as the positive cash flow from operations. In 2004, the Company voluntarily reduced the size of its revolving credit facility from $250 million to $200 million. At December 31, 2004, $45 million was outstanding under the revolving credit facility.
      At December 31, 2005, total manufacturing debt was $276.3 million, representing 43% of capitalization, up from 37% ($234.6 million) as of December 31, 2004. The reported ratio was adversely impacted by unusually high cash balances held in anticipation of debt repayments early in 2006. Manufacturing debt, net of cash, totaled $184.4 million and $219.7 million in 2005 and 2004, respectively. The Company believes that its municipal financial services assets, due to their improved overall quality, are capable of sustaining a leverage ratio of 95% at December 31, 2005. The Company’s debt-to-capitalization ratio for its financial services activities was 94% and 91% as of December 31, 2005 and 2004, respectively.
      Cash dividends decreased to $13.5 million in 2005 from $19.3 million in 2004. The Company declared dividends of $.24 per share in 2005 and $.40 per share in 2004. Cash dividends in 2004 decreased by $19.0 million from $38.3 million in 2003. In February 2006, the Company kept its first quarter dividend at $.06 per share.

      The Company anticipates that its financial resources and major sources of liquidity, including cash flow from operations and borrowing capacity, will be adequate to meet its operating and capital needs in addition to its financial commitments.
Contractual Obligations and Commercial Commitments
      The following table presents a summary of the Company’s contractual obligations and payments due by period as of December 31, 2005 ($ in millions):

	Payments Due by Period

		Less than					More than
	Total	1 Year	2-3 Years		4-5 Years		5 Years

Short-term obligations	$6.6	$6.6	$		$		$
Long-term debt	431.3	104.5		117.8		95.6	113.4
Operating lease obligations	31.1	7.1		10.1		6.9	7.0
Fair value of interest rate swaps	6.7	.1		.5		1.6	4.5
Fair value of foreign exchange contracts	(1.4)	(1.4)

Total contractual obligations	$474.3	$116.9		$128.4		$104.1	$124.9

      The Company is party to various interest rate swap agreements in conjunction with the management of borrowing costs. As of December 31, 2005, the fair value of the Company’s net position would result in cash payments of $6.7 million. Future changes in the US interest rate environment would correspondingly affect the fair value and ultimate settlement of the contracts.
      The Company also enters into foreign currency forward contracts to protect against the variability in exchange rates on cash flows of its foreign subsidiaries. As of December 31, 2005, the unrealized gain on the Company’s foreign exchange contracts totaled $1.4 million. Volatility in the future exchange rates between the US dollar and Euro and Canadian dollar will impact final settlement.
      The following table presents a summary of the Company’s commercial commitments and the notional amount expiration by period ($ in millions):

	Notional Amount Expiration by Period

		Less than	2-3	4-5
	Total	1 Year	Years	Years

Financial standby letters of credit for casualty insurance policies	$34.4	$34.4	$	$
Guaranteed residual value obligations	2.6	2.3	.2	.1

Total commercial commitments	$37.0	$36.7	$.2	$.1

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

Allowances for Doubtful Accounts
      The Company performs ongoing credit evaluations of its customers. The Company’s policy is to establish, on a quarterly basis, allowances for doubtful accounts based on factors such as historical loss trends, credit quality of the present portfolio, collateral value and general economic conditions. If the historical loss trend increased or decreased 10% in 2005, the Company’s operating income would have decreased or increased by $.1 million, respectively. Though management considers the valuation of the allowances proper and adequate, changes in the economy and/or deterioration of the financial condition of the Company’s customers could affect the reserve balances required.

Inventory Reserve
      The Company performs ongoing evaluations to ensure that reserves for excess and obsolete inventory are properly identified and recorded. The reserve balance includes both specific and general reserves. Specific reserves at 100% are established based on the identification of separately identifiable obsolete products and materials. General reserves for materials are established based upon formulas which are established based on, among other things, the level of current inventory relative to recent usage, estimated scrap value and the level of estimated future usage. Historically, this reserve policy has given a close approximation of the Company’s experience with excess and obsolete inventory. The Company does not foresee a need to revise its reserve policy in the future. However, from time to time unusual buying patterns or shifts in demand may cause large movements in the reserve balance.

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
      The Company’s warranty cost as a percentage of net sales totaled 1.1% in 2005, 1.3% in 2004 and 1.4% in 2003. The decrease in the rate in 2005 is primarily due to improvements in the fire rescue business. Management believes the reserve recorded at December 31, 2005 is appropriate. A 10% increase or decrease in the estimated warranty costs in 2005 would have decreased or increased operating income by $1.1 million, respectively.

Workers’ Compensation and Product Liability Reserves
      Due to the nature of the products manufactured, the Company is subject to product liability claims in the ordinary course of business. The Company is partially self-insured for workers’ compensation and product liability claims with various stop-loss thresholds. When a claim is filed, an initial liability is estimated, if any is expected, to settle the claim. This liability is periodically updated as more claim facts become known. The establishment and update of liabilities for unpaid claims, including claims incurred but not reported, is based on the assessment by the Company’s claim administrator of each claim, an independent actuarial valuation of the nature and severity of total claims and management’s estimate. The Company utilizes a third-party claims administrator to pay claims, track and evaluate actual claims experience and ensure consistency in the data used in the actuarial valuation. Management believes that the reserve established at December 31, 2005 appropriately reflects the Company’s risk exposure. The Company has not established any reserve for potential losses resulting from hearing loss litigation (see Note M); if the Company is not successful in its defense, it will record a charge for such claims, to the extent they exceed insurance recoveries, at the time a judgment or settlement is made.

Goodwill Impairment
      In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, the Company ceased amortization of goodwill and indefinite-lived intangible assets effective January 1, 2002. SFAS No. 142 also requires the Company to test these assets annually for impairment; the Company performs this test in the fourth quarter unless impairment indicators arise earlier. The Company continues to amortize definite-lived intangible assets over their useful life.
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
      The annual testing conducted in 2005 and 2004 did not result in any impairment.
      Although management believes that the assumptions and estimates used were reasonable, a sensitivity analysis for each reporting unit is performed along with the impairment test. The analysis indicated that a 5% change in the operating margin assumption would not have resulted in a goodwill impairment in any group.
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

Interest Rate Risk
      The Company manages its exposure to interest rate movements by targeting a proportionate relationship between fixed-rate debt to total debt generally within established percentages of between 40% and 60%. The Company uses funded fixed-rate borrowings as well as interest rate swap agreements to balance its overall fixed/floating interest rate mix.
      Of the Company’s debt at December 31, 2005, 36% was used to support financial services assets; the weighted average remaining life of those assets is typically under three years and the debt is match-funded to the financing assets.
      The following table presents the principal cash flows and weighted average interest rates by year of maturity for the Company’s total debt obligations held at December 31, 2005 ($ in millions):

	Expected Maturity Date
								Fair
	2006	2007	2008	2009	2010	Thereafter	Total	Value

Fixed rate	$83.5	$27.8	$35.2	$25.1	$25.2	$93.1	$289.9	$302.0
Average interest rate	5.8%	5.9%	5.8%	5.7%	5.6%	5.5%
Variable rate	$27.6	$18.8	$36.0	$14.0	$31.3	$20.3	$148.0	$148.0
Average interest rate	5.5%	5.4%	5.4%	5.4%	5.4%	5.3%	5.2%

      The following table presents notional amounts and weighted average interest rates by expected (contractual) maturity date for the Company’s interest rate swap contracts held at December 31, 2005 ($ in millions). Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on implied forward rates in the yield curve at the reporting date.

	Expected Maturity Date
										Fair
	2006	2007		2008	2009	2010	Thereafter		Total	Value

Pay fixed, receive variable	$10.0	$		$25.0	$10.0	$10.0	$		$55.0	$.7
Average pay rate	3.8%			5.1%	3.8%	3.8%
Average receive rate	4.8%			4.7%	4.8%	4.9%
Receive fixed, pay variable	$17.1		$17.1	$25.1	$15.1	$15.1		$63.4	$152.9	$(7.4)
Average pay rate	7.9%		7.8%	7.2%	6.8%	6.9%		6.9%
Average receive rate	6.5%		6.5%	6.0%	5.7%	5.7%		5.7%
      See Note H to the consolidated financial statements in this Form 10-K for a description of these agreements.

Foreign Exchange Rate Risk
      The Company has foreign currency exposures related to buying and selling in currencies other than the local currency in which it operates. The Company utilizes foreign currency options and forward contracts to manage these risks.
      The following table summarizes the Company’s foreign currency derivative instruments as of December 31, 2005. All are expected to settle in 2006. ($ in millions):

	Expected
	Settlement Date

	2006

		Average
	Notional	Contract	Fair
	Amount	Rate	Value

Forward contracts:
Buy Euros, sell US dollars	$6.7	1.20	$
Buy Canadian dollars, sell US dollars	7.1	1.40	1.5
Other currencies	3.4		(.1)

Total forward contracts	17.2		1.4
Options:
Buy Canadian dollars, sell US dollars	17.9	1.12
Buy US dollars, sell Euros	16.7	1.17	(.3)

Total options	34.6		(.3)

Total foreign currency derivatives	$51.8		$1.1

      See Note H to the consolidated financial statements for a description of these agreements. All of these derivative instruments qualify for hedge accounting treatment.
Other Matters
      The Company has a business conduct policy applicable to all employees and regularly monitors compliance with that policy. The Company has determined that it had no significant related party transactions in each of the three years in the period ended December 31, 2005.

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
      We have audited the accompanying consolidated balance sheets of Federal Signal Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Federal Signal Corporation and subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with US generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Federal Signal Corporation’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2006 expressed an unqualified opinion thereon.

Chicago, Illinois
February 22, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors
of Federal Signal Corporation
      We have audited management’s assessment, included in Item 9A(b) of the accompanying Form 10-K, that Federal Signal Corporation maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Federal Signal Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
      In our opinion, management’s assessment that Federal Signal Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Federal Signal Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2005 of Federal Signal Corporation and our report dated February 22, 2006, expressed an unqualified opinion thereon.

Chicago, Illinois
February 22, 2006

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,

	2005	2004

	($ in millions)
ASSETS
Manufacturing activities:
Current assets
Cash and cash equivalents	$91.9	$14.9
Accounts receivable, net of allowances for doubtful accounts of $2.7 million and $2.2 million, respectively	170.0	192.1
Inventories — Note B	158.0	153.1
Other current assets	24.8	19.3

Total current assets	444.7	379.4
Properties and equipment — Note C	92.8	100.8
Other assets
Goodwill — Note Q	333.4	337.1
Other deferred charges and assets	40.0	43.3

Total manufacturing assets	910.9	860.6
Assets of discontinued operations — Note K	39.4	75.3
Financial services activities — Lease financing and other receivables, net of allowances for doubtful accounts of $3.9 million and $3.9 million, respectively, and net of unearned finance revenue — Note D	169.2	196.5

Total assets	$1,119.5	$1,132.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Manufacturing activities:
Current liabilities
Short-term borrowings — Note E	$6.6	$7.6
Current portion of long-term borrowings — Note E	66.0	11.3
Accounts payable	75.6	70.3
Accrued liabilities
Compensation and withholding taxes	35.1	30.5
Customer deposits	33.0	24.5
Other	63.5	73.1

Total current liabilities	279.8	217.3
Long-term borrowings — Note E	203.7	215.7
Long-term pension and other liabilities	50.5	34.3
Deferred income taxes — Note F	26.0	56.6

Total manufacturing liabilities	560.0	523.9
Liabilities of discontinued operations	24.3	17.4
Financial services activities — Borrowings — Note E	158.9	178.4

Total liabilities	743.2	719.7
Shareholders’ equity — Notes I and J
Common stock, $1 par value per share, 90.0 million shares authorized, 48.8 million and 48.6 million shares issued, respectively	48.8	48.6
Capital in excess of par value	98.2	94.4
Retained earnings	278.9	295.8
Treasury stock, .7 million and .4 million shares, respectively, at cost	(18.1)	(13.6)
Deferred stock awards	(4.8)	(3.1)
Accumulated other comprehensive (loss) income
Foreign currency translation	(5.7)	3.2
Net derivative gain, cash flow hedges	2.1	1.6
Minimum pension liability	(23.1)	(14.2)

Total	(26.7)	(9.4)

Total shareholders’ equity	376.3	412.7

Total liabilities and shareholders’ equity	$1,119.5	$1,132.4

See notes to consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,

	2005	2004	2003

	($ in millions, except per share data)
Net sales	$1,156.9	$1,063.9	$1,058.2
Costs and expenses
Cost of sales	865.4	814.9	769.2
Selling, general and administrative	228.3	213.6	220.7
Gain on sale of product line	(6.7)
Restructuring charges	.7	7.0	4.8

Operating income	69.2	28.4	63.5
Interest expense	23.1	20.6	18.8
Other income (expense)	.2	(2.9)	(.5)

Income (expense) before income taxes	46.3	4.9	44.2
Income tax benefit (charge) — Note F	1.0	4.6	(7.7)

Income from continuing operations	47.3	9.5	36.5
Discontinued operations — Note K:
(Loss) income from operations, net of tax (benefit) charge of $(12.4) million, $(6.2) million and $0.4 million, respectively	(50.3)	(18.5)	1.2
(Loss) gain on dispositions, net of tax (benefit) charge of $(1.2) million, $7.9 million, and $.0 million, respectively	(1.6)	6.7	(.4)

Net (loss) income*	$(4.6)	$(2.3)	$37.3

Basic and diluted income (loss) per share
Income from continuing operations	$.98	$.20	$.76
Discontinued operations:
(Loss) income from operations, net of taxes	(1.05)	(.39)	.03
(Loss) gain on dispositions, net of taxes	(.03)	.14	(.01)

Net (loss) income*	$(.10)	$(.05)	$.78

*	amounts may not add to total due to rounding
See notes to consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

						Accumulated
	Common	Capital in				Other
	Stock	Excess of			Deferred	Comprehensive
	Par	Par	Retained	Treasury	Stock	Income
	Value	Value	Earnings	Stock	Awards	(Loss)	Total

	($ in millions)
Balance at December 31, 2002,	$48.4	$91.1	$313.7	$(18.0)	$(3.2)	$(34.0)	$398.0
Comprehensive income:
Net income			37.3				37.3
Foreign currency translation						14.4	14.4
Unrealized gains on derivatives, net of $1.1 million tax expense						1.9	1.9
Minimum pension liability, net of $.2 million tax benefit						(.4)	(.4)

Comprehensive income							53.2
Cash dividends declared			(33.6)				(33.6)
Compensation plans:
Exercise of stock options		.1					.1
Stock awards granted		.8			(.8)
Related tax benefits		.2					.2
Amortization of deferred stock awards					1.2		1.2
Treasury stock:
Issuance				3.3			3.3
Purchases				(.1)			(.1)
Retirement		(.2)		.2
Other		(.1)		(.2)	.5		.2

Balance at December 31, 2003	48.4	91.9	317.4	(14.8)	(2.3)	(18.1)	422.5
Comprehensive income:
Net loss			(2.3)				(2.3)
Foreign currency translation						6.8	6.8
Unrealized gains on derivatives, net of $1.2 million tax expense						1.9	1.9

Comprehensive income							6.4
Cash dividends declared			(19.3)				(19.3)
Compensation plans:
Exercise of stock options	.1	.4					.5
Stock awards granted	.2	2.9		.1	(3.2)
Related tax benefits		.5					.5
Amortization of deferred stock awards					1.0		1.0
Other	(.1)	(1.3)		1.1	1.4		1.1

Balance at December 31, 2004	48.6	94.4	295.8	(13.6)	(3.1)	(9.4)	412.7
Comprehensive loss:
Net loss			(4.6)				(4.6)
Foreign currency translation						(8.9)	(8.9)
Unrealized gains on derivatives, net of $.3 million tax expense						.5	.5
Minimum pension liability, net of $5.3 million tax expense						(8.9)	(8.9)

Comprehensive loss:							(21.9)
Cash dividends declared			(11.6)				(11.6)
Compensation plans:
Exercise of stock options		.3					.3
Stock awards granted	.2	4.7		(.1)	(4.8)
Related tax benefits
Amortization of deferred stock awards					2.1		2.1
Treasury stock:
Purchases				(5.0)			(5.0)
Other		(1.2)	(.7)	.6	1.0		(.3)

Balance at December 31, 2005	$48.8	$98.2	$278.9	$(18.1)	$(4.8)	$(26.7)	$376.3

See notes to consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,

	2005	2004	2003

	($ in millions)
Operating activities
Net (loss) income	$(4.6)	$(2.3)	$37.3
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss (income) on discontinued operations	50.3	18.5	(1.2)
(Gain) loss on disposition of discontinued operations	1.6	(6.7)	0.4
Non-cash restructuring charges	0.3	7.1	1.9
Gain on sale of product line	(6.7)
Loss on minority interest divestiture		2.9	(0.5)
Depreciation and amortization	21.5	19.6	18.4
Provision for doubtful accounts	(2.3)	3.3	3.2
Deferred income taxes	(4.4)	13.0	4.5
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions of companies
Accounts receivable	10.2	(12.2)	(14.1)
Inventories	(.7)	(10.5)	7.4
Other current assets	(3.6)	7.4	1.7
Lease financing and other receivables	27.2	31.0	(5.1)
Accounts payable	6.5	5.0	5.3
Customer deposits	9.2	2.8	(9.6)
Accrued liabilities	1.6	8.0	(4.5)
Income taxes	(22.9)	(28.0)	2.5
Pension contributions	(7.7)	(5.2)	(6.0)
Other	8.7	4.8	11.6

Net cash provided by continuing operating activities	84.2	58.5	53.2
Net cash used for discontinued operating activities	(11.3)	(6.0)	17.1

Net cash provided by operating activities	72.9	52.5	70.3
Investing activities
Purchases of properties and equipment	(19.5)	(20.1)	(16.8)
Proceeds from sales of properties and equipment	10.1
Proceeds from sale of product line	11.9
Investment in joint venture	(0.7)
Other, net	(1.2)	5.5	(0.8)

Net cash provided (used for) continuing investing activities	0.6	(14.6)	(17.6)
Net cash provided by (used for) discontinued investing activities	(3.6)	48.7	7.5

Net cash provided by (used for) investing activities	(3.0)	34.1	(10.1)
Financing activities
Proceeds (reduction) in short-term borrowings, net	53.8	(36.3)	(66.0)
Proceeds from issuance of long-term borrowings	104.2		42.0
Repayment of long-term borrowings	(133.1)	(26.1)
Purchases of treasury stock	(5.0)		(0.1)
Cash dividends paid to shareholders	(13.5)	(19.3)	(38.3)
Other, net	0.7		0.7

Net cash provided by (used for) continuing financing activities	7.1	(81.7)	(61.7)
Net cash used for discontinued financing activities			1.8

Net cash provided by (used for) financing activities	7.1	(81.7)	(59.9)

Increase in cash and cash equivalents	77.0	4.9	0.3
Cash and cash equivalents at beginning of year	14.9	10.0	9.7

Cash and cash equivalents at end of year	$91.9	$14.9	$10.0

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
      Reclassifications: Certain balances in 2004 and 2003 have been reclassified to conform to the 2005 presentation. Included with the reclassifications are restatements for discontinued operations. The discontinued operations arise out of the Environmental Products and Safety Products segments.
      Cash equivalents: The Company considers all highly liquid investments with a maturity of three-months or less, when purchased, to be cash equivalents.
      Accounts receivable, lease financing and other receivables and allowances for doubtful accounts: A receivable is considered past due if payments have not been received within agreed upon invoice terms. The Company’s policy is generally to not charge interest on trade receivables after the invoice becomes past due, but to charge interest on lease receivables. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments on the outstanding accounts receivable and outstanding lease financing and other receivables. The allowances are each maintained at a level considered appropriate based on historical and other factors that affect collectibility. These factors include historical trends of write-offs, recoveries and credit losses; portfolio credit quality; and current and projected economic and market conditions. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of the ability to make payments, additional allowances may be required.
      Inventories: The Company’s inventories are stated at the lower of cost or market. At December 31, 2005 and 2004, approximately 45% and 47% of the Company’s inventories were costed using the FIFO method, respectively. The remaining portion of the Company’s inventories is costed using the LIFO (last-in, first-out) method. Included in the cost of inventories is raw materials, direct wages and associated production costs.
      Properties and depreciation: Properties and equipment are stated at cost. Depreciation, for financial reporting purposes, is computed principally on the straight-line method over the estimated useful lives of the assets. Depreciation ranges from 8 to 40 years for buildings and 3 to 15 years for machinery and equipment. Leasehold improvements are depreciated over the shorter of the remaining life of the lease or the useful life of the improvement. Property, plant and equipment and other long-term assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets. Such analyses necessarily involve significant judgment.
      Intangible assets: Intangible assets principally consist of costs in excess of fair values of net assets acquired in purchase transactions. These assets are assessed yearly for impairment in the fourth quarter and also between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Definite lived intangible assets are amortized using the straight-line method.
      Stock-based compensation plans: On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data) — (Continued)
However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on fair values. Pro forma disclosure is no longer an alternative.
      In April 2005, the Securities and Exchange Commission (“SEC”) issued a release that amends the compliance dates for Statement 123(R). In compliance with the SEC’s rule the Company will apply Statement 123(R) as of January 1, 2006.
      Statement 123(R) permits public companies to adopt its requirements using one of two methods:
      A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123(R) for all awards granted to employees prior to the effective date of Statement 123(R) that remained unvested on the effective date.
      A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate, based on the amounts previously recognized under Statement 123(R) for purposes of pro forma disclosures, either (a) all prior periods presented or (b) prior interim periods of the year of adoption.
      The Company plans to adopt Statement 123(R) using the modified prospective method. It is expected that the fair value of options will be estimated using a Black-Scholes option pricing model.
      The Company has three stock-based compensation plans, which are described more fully in Note I. As permitted by Statement 123 the Company accounts for these plans using the intrinsic value method of APB Opinion No. 25. Stock compensation expense reflected in net income relates to restricted stock awards which vested over four years through 2004 and three years beginning in 2005. With regard to stock options granted, no stock-based employee compensation cost is reflected in net income (loss), as all options granted under those plans had an exercise price equal to the market value of the underlying common stock at the date of grant.
      Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on the levels of share based-payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note I to our consolidated financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future, because they depend on, among other things, when employees exercise stocks options, the amount of operating cash flows recognized in prior periods for such excess tax deductions were $0.3 million, $0.5 million and $0.1 million in 2005, 2004 and 2003, respectively.
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
($ in millions, except per share data) — (Continued)
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
      Revenue recognition: The Company recognizes revenue when all of the following are satisfied: persuasive evidence of an arrangement exists, the price is fixed or determinable, collectibility is reasonably assured and title has passed or services have been rendered. Typically, title passes at time of shipment,

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data) — (Continued)
however occasionally title passes later or earlier than shipment due to customer contracts or letter of credit terms. Infrequently, a sales contract qualifies for percentage of completion or for multiple-element accounting. For percentage of completion revenues, the Company utilizes the cost-to-cost method and the contract payments are received as progress payments as costs are incurred or based on installation and performance milestones. At the inception of a sales-type lease, the Company records the product sales price and related costs and expenses of the sale. Financing revenues are included in income over the life of the lease. Management believes that all relevant criteria and conditions are considered when recognizing revenues.
      Product shipping costs: Product shipping costs are expensed as incurred and are included in cost of sales.
      Income (loss) per share: Basic net income per share is calculated using income available to common shareholders (net income) divided by the weighted average number of common shares outstanding during the year. Diluted net income per share is calculated in the same manner except that the denominator is increased to include the weighted number of additional shares that would have been outstanding had dilutive stock option shares been actually issued. The Company uses the treasury stock method to calculate dilutive shares. See Note O for the calculation of basic and diluted net income per share.
NOTE B — INVENTORIES
      Inventories at December 31 are summarized as follows:

	2005	2004

Finished goods	$40.2	$43.5
Work in process	59.3	49.8
Raw materials	58.5	59.8

Total inventories	$158.0	$153.1

      If the Company had used the first-in, first-out cost method exclusively, which approximates replacement cost, inventories would have aggregated $170.7 million and $163.1 million at December 31, 2005 and 2004, respectively.
NOTE C — PROPERTIES AND EQUIPMENT
      Properties and equipment at December 31 are summarized as follows:

	2005	2004

Land	$8.0	$9.2
Buildings and improvements	54.2	55.0
Machinery and equipment	224.8	225.4
Accumulated depreciation	(194.2)	(188.8)

Total properties and equipment	$92.8	$100.8

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
($ in millions, except per share data) — (Continued)
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
      Lease financing and other receivables will become due as follows: $61.8 million in 2006, $28.5 million in 2007, $20.8 million in 2008, $17.5 million in 2009, $13.8 million in 2010 and $30.7 million thereafter. At December 31, 2005 and 2004, unearned finance revenue on these leases aggregated $20.8 million and $24.5 million, respectively.
NOTE E — DEBT
      Short-term borrowings at December 31 consisted of the following:

	2005		2004

Revolving Credit Facility	$		$45.0
Other foreign lines of credit		6.6	7.6

Total short-term borrowings		6.6	52.6
Less short-term financial services activities — borrowings			(45.0)

Net short-term borrowings		$6.6	$7.6

      On February 3, 2006, the Company entered into an Amended and Restated Credit Agreement (“Amended Credit Agreement”) and terminated the Revolving Credit Facility. The Amended Credit Agreement provides for borrowings of up to $110.0 million and matures March 31, 2009. Borrowings under the Amended Credit Agreement bear interest, at the Company’s option, at either the Base Rate or LIBOR, plus an applicable margin. The applicable margin ranges from .25% to 1.00% for Base Rate borrowings and 1.50% to 2.25% for LIBOR borrowings depending on the Company’s total indebtedness to capital ratio.
      The Amended Credit Agreement contains certain financial covenants for each fiscal quarter ending on or after December 31, 2005 that include maintaining an interest coverage ratio of not less than 2.5 through September 30, 2006 and 3.0 thereafter. The Company has the right to request, subject to certain conditions, an increase of up to $15 million in the aggregate commitment under the Amended Credit Agreement. The Company has no borrowings outstanding under the Amended Credit Agreement.
      Weighted average interest rates on short-term borrowings were 7.25% and 3.28% at December 31, 2005 and 2004, respectively. The 7.25% rate shown for December 31, 2005 was associated with a small short-notice draw at a foreign subsidiary and is not reflective of the Company’s usual borrowing rates.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data) — (Continued)
      Long-Term Borrowings at December 31 consisted of the following:

	2005	2004

6.79% Unsecured Private Placement note due in annual installments of $10.0 million due 2007-2011	$50.0	$50.0
6.37% Unsecured Private Placement note due in annual installments of $10.0 million due 2005-2008	30.0	40.0
6.60% Unsecured Private Placement note due in annual installments of $7.1 million due 2005-2011	42.9	50.0
4.93% Unsecured Private Placement note due in annual installments of $8.0 million due 2008-2012	40.0	40.0
5.24% Unsecured Private Placement note due 2012	60.0	60.0
5.49% Unsecured Private Placement note due 2006	65.0	65.0
Unsecured Private Placement note, floating rate (5.57% and 3.59% at December 31, 2005 and 2004, respectively) due 2008-2013	50.0	50.0
Loan Agreement (described below), due 2006-2017	91.4
Other	2.0	3.4

	431.3	358.4
Fair value of interest rate swaps	(6.9)	(6.7)
Unamortized balance of terminated fair value interest rate swaps	4.2	8.7

	428.6	360.4
Less current maturities, excluding financial services activities	(66.0)	(11.3)
Less financial services activities — borrowings	(158.9)	(133.4)

Total long-term borrowings, net	$203.7	$215.7

      Total financial services activities borrowings are $178.4 million at December 31, 2004. Also at December 31, 2004, short-term borrowings were $45.0 million and long-term borrowings were $133.4 million.
      On March 24, 2005, E-One, Inc. (“E-One”), a wholly-owned subsidiary of Federal Signal Corporation, entered into an agreement with Bank of America Leasing & Capital, LLC (the “Loan Agreement”) with respect to a nonrecourse loan facility (the “Facility”). E-One’s indebtedness and other obligations under the Loan Agreement are payable out of certain customer leases of emergency equipment and other collateral as described in the Loan Agreement. On March 24, 2005, E-One borrowed $75 million under the Facility. E-One borrowed an additional $29.2 million on December 15, 2005. Under the Loan Agreement, E-One may borrow additional amounts under the Facility, at the discretion of the lender, in an amount equal to 95% of the net present value of any additional customer leases included under the Facility. As of December 31, 2005, $12.8 million in lease payments have been applied to reduce the Facility balance to $91.4 million.
      The Loan Agreement contains covenants and events of default that are ordinary and customary for similar credit facilities. At the election of E-One, the Facility bears interest at a fixed rate or a floating LIBOR rate. The $91.4 million outstanding at December 31, 2005 in the Facility bore interest at a 30-day floating LIBOR rate plus 1.35% (5.72% as of December 31, 2005). The obligations of E-One under the Loan Agreement are nonrecourse to E-One and the Company, except with respect to certain representations and warranties. E-One’s recourse obligations under the Loan Agreement are guaranteed by the Company.
      In connection with the closing of the Loan Agreement, the Company utilized the proceeds from the initial funding of the Loan Agreement to repay approximately $63.0 million outstanding under its previous

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data) — (Continued)
revolving credit facility, and the remainder of the proceeds were used by the Company for general corporate purposes.
      Aggregate maturities of total borrowings amount to approximately $111.1 million in 2006, $46.6 million in 2007, $71.2 million in 2008, $39.1 million in 2009, $56.5 million in 2010 and $113.4 million thereafter. The fair values of these borrowings aggregated $450.0 million and $412.9 million at December 31, 2005 and 2004, respectively. Included in 2006 maturities of $111.1 million are $38.5 million attributable to financial services borrowings.
      For each of the above Private Placement notes, significant covenants consist of a maximum debt-to-capitalization ratio and minimum net worth. At December 31, 2005, all of the Company’s retained earnings were free of any restrictions and the Company was in compliance with the financial covenants and agreements.
      At December 31, 2005 and 2004, deferred financing fees total $1.2 and $1.8 million, respectively, and are included in other deferred charges and assets on the balance sheet.
      The Company paid interest of $24.8 million in 2005, $24.1 million in 2004 and $21.3 million in 2003. See Note H regarding the Company’s utilization of derivative financial instruments relating to outstanding debt.
NOTE F — INCOME TAXES
      The provisions for income taxes for the three-year period ended December 31, 2005 consisted of the following:

	2005	2004	2003

Current:
Federal	$29.5	$(30.0)	$(6.4)
Foreign	7.1	6.4	6.9
State and local	1.1	.4	.3

	37.7	(23.2)	.8
Deferred:
Federal	(38.0)	19.3	7.4
Foreign	(.4)	(.2)	(.7)
State and local	(.3)	(.5)	.2

	(38.7)	18.6	6.9

Total income taxes	$(1.0)	$(4.6)	$7.7

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data) — (Continued)
      Differences between the statutory federal income tax rate and the effective income tax rate for the three-year period ended December 31, 2005 are summarized below:

	2005	2004	2003

Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	1.7	(.1)	1.5
Tax-exempt interest	(5.4)	(56.8)	(6.7)
Benefits from shutdown of U.K. facility	0.0	0.0	(6.4)
Dividend repatriation	(5.5)	0.0	0.0
Strategy relating to sale of U.K. lighting business	(4.0)	0.0	0.0
Exports benefit	(1.7)	(22.2)	(2.3)
Tax reserves	(17.2)	(3.1)	0.0
R&D tax credits	(1.3)	(23.7)	(2.0)
Foreign tax effects	(2.9)	(23.3)	(1.7)
Valuation allowances	1.1	4.7	1.5
Other, net	(1.9)	(2.9)	(1.4)

Effective income tax rate	(2.1)%	(92.4)%	17.5%

      The Company’s effective tax rate of (2.1)% reflects a benefit of $6.0 million primarily due to a reduction in reserves in the second quarter associated with the completion of an audit of the Company’s US tax returns which encompassed the years 1999 through 2003.
      On October 22, 2004, the American Jobs Creation Act was signed into law. One provision of the legislation allowed certain repatriated foreign earnings to be taxed at 5.25%, provided certain provisions are met. During 2005, the Company recognized a tax benefit of approximately $2.5 million related to the repatriation of foreign earnings under the Act. The benefit was realized because a portion of the repatriated earnings had previously been reserved at higher tax rates.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data) — (Continued)
      Deferred income tax assets and liabilities at December 31 are summarized as follows:

	2005	2004

Deferred tax assets:
Accrued expenses	$12.4	$11.6
Net operating loss, alternative minimum tax, research and development, and foreign tax credit carry forwards	20.8	11.1
Other — primarily minimum pension liability	8.9

Gross deferred tax assets	42.1	22.7
Valuation allowance	(3.4)	(5.0)

Total deferred tax assets	38.7	17.7
Deferred tax liabilities:
Depreciation and amortization	(45.8)	(47.6)
Revenue recognition	(2.7)	(2.9)
Pension liabilities	(3.5)	(6.6)
Other	0.0	(7.2)
Undistributed earnings of non-US subsidiary	(.2)	(5.6)

Gross deferred tax liabilities	(52.2)	(69.9)

Net deferred tax liability	$(13.5)	$(52.2)

      Federal and state income taxes have not been provided on accumulated undistributed earnings of certain foreign subsidiaries aggregating approximately $65.0 million at December 31, 2005, as such earnings have been reinvested in the business. The determination of the amount of the unrecognized deferred tax liability related to the undistributed earnings is not practicable.
      The deferred tax asset for tax loss carryforwards includes state net operating loss carryforwards of $1.2 million, which will begin to expire in 2006; foreign net operating loss carryforwards of $2.3 million of which $1.7 million has an indefinite life. The deferred tax asset for tax credit carryforwards includes US research tax credit carryforwards of $3.8 million, which will begin to expire in 2022, US foreign tax credits of $9.0 million, which will begin to expire in 2013 and US alternative minimum tax credit carryforwards of $4.5 million with no expiration.
      Valuation allowances totaling $3.4 million have been established and include $1.1 million related to state net operating loss carryforwards and $2.3 million related to the foreign net operating loss carryforwards.
      The net deferred tax liability at December 31 is classified in the balance sheet as follows:

	2005	2004

Current net deferred tax assets	$12.5	$4.4
Long-term net deferred tax liability	(26.0)	(56.6)

	$(13.5)	$(52.2)

      The Company paid income taxes of $9.8 million in 2005, $6.3 million in 2004 and $9.7 million in 2003.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data) — (Continued)
      Income from continuing operations before taxes for the three-year period ended December 31, 2005 consisted of the following:

	2005	2004	2003

United States	$20.4	$(14.0)	$26.1
Non-US	25.9	18.9	18.1

	$46.3	$4.9	$44.2

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
      The Company uses December 31 and September 30 measurement dates for its US and non-US benefit plans, respectively.
      The components of net periodic pension expense for the three-year period ended December 31, 2005 are summarized as follows:

	US Benefit Plans			Non-US Benefit Plan

	2005	2004	2003	2005	2004	2003

Company-sponsored plans
Service cost	$4.8	$4.6	$4.1	$.2	$.2	$.2
Interest cost	8.1	7.7	7.1	2.8	2.6	2.2
Expected return on plan assets	(8.8)	(8.2)	(7.8)	(3.6)	(3.2)	(2.7)
Amortization of transition amount	(.2)	(.2)	(.2)
Other	1.9	1.6	.9	.7	.9	.8

	5.8	5.5	4.1	.1	.5	.5
Multiemployer plans	.3	.2	.2

Net periodic pension expense	$6.1	$5.7	$4.3	$.1	$.5	$.5

      The following table summarizes the weighted-average assumptions used in determining pension costs for the three-year period ended December 31, 2005:

	US Benefit Plans			Non-US Benefit Plan

	2005	2004	2003	2005	2004	2003

Discount rate	6.00%	6.25%	6.75%	5.75%	5.50%	5.50%
Rate of increase in compensation levels	3.50%	3.50%	3.50%	NA*	NA*	2.50%
Expected long term rate of return on plan assets	9.00%	9.00%	9.00%	8.30%	8.30%	8.00%

*	Non-US plan benefits are no longer adjusted for compensation level changes

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data) — (Continued)
      The following summarizes the changes in the projected benefit obligation and plan assets, the funded status of the Company-sponsored plans and the major assumptions used to determine these amounts at December 31:

			Non-US Benefit
	US Benefit Plans		Plan

	2005	2004	2005	2004

Projected benefit obligation at beginning of year	$134.2	$120.9	$49.3	$46.3
Service cost	4.8	4.6	.2	.2
Interest cost	8.2	7.7	2.8	2.6
Actuarial loss (gain)	10.6	4.4	4.4	(1.5)
Benefits paid	(4.6)	(3.4)	(3.3)	(2.1)
Increase due to translation			(1.2)	3.8

Projected benefit obligation at end of year	$153.2	$134.2	$52.2	$49.3

Accumulated benefit obligation at end of year	$134.2	$117.6	$52.2	$49.3

Fair value of plan assets at beginning of year	$102.6	$88.6	$43.5	$38.2
Actual return on plan assets	4.5	8.6	7.5	3.6
Company contribution	5.3	8.8	2.2	.8
Benefits and expenses paid	(4.6)	(3.4)	(3.3)	(2.3)
Increase due to translation			(1.1)	3.2

Fair value of plan assets at end of year	$107.8	$102.6	$48.8	$43.5

Funded status of plan at end of year	$(45.4)	$(31.6)	$(3.4)	$(5.8)
Unrecognized actuarial loss	52.4	39.2	13.3	13.5
Unrecognized prior service cost	1.7	1.7
Unrecognized net transition obligation		(.1)

Net amount recognized as prepaid benefit cost in the balance sheet	$8.7	$9.2	$9.9	$7.7

Amounts recognized in the balance sheet consist of:
Prepaid benefit cost	$8.7	$9.2	$9.9	$7.7
Accrued benefit liability	(35.1)	(24.2)	(3.3)
Intangible asset	1.7	1.7
Accumulated other comprehensive income, pre-tax	33.4	22.5	3.3

Net amount recognized	$8.7	$9.2	$9.9	$7.7

      The following table summarizes the weighted-average assumptions used in determining benefit obligations as of December 31, 2005 and 2004:

	US Benefit		Non-US
	Plans		Benefit Plan

	2005	2004	2005	2004

Discount rate	5.75%	6.00%	5.10%	5.75%
Rate of increase in compensation levels	3.50%	3.50%	NA*	NA*
Expected long-term rate of return on plan assets	8.50%	9.00%	7.80%	8.30%

*	Non-US plan benefits are no longer adjusted for compensation level charges.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data) — (Continued)
      The following table summarizes the Company’s asset allocations for its benefits plans as of December 31, 2005 and 2004 and the target allocation for 2006 by asset category:

	US Benefit Plans			Non-US Benefit Plan

	Percentage of			Percentage of
	Plan Assets			Plan Assets
	as of		Target	as of		Target
	December 31,		Allocation	September 30,		Allocation

	2005	2004	2006	2005	2004	2006

Equity securities	77%	77%	75%	61%	57%	60%
Fixed income securities	23%	23%	25%	36%	42%	40%
Cash				3%	1%

Total	100%	100%	100%	100%	100%	100%

      The investment strategy for the US benefit plans is to 1) maintain a liquid, diversified portfolio that can provide a weighted-average target return of 8.5% or more, 2) maintain liquidity to meet obligations and 3) prudently manage administrative and management costs. The plan invests in equity and fixed income instruments. The equity allocation has an upper limit of 80% of plan assets with US equities comprising 50% to 80% while Company stock may comprise up to 10%. The fixed income allocation has an upper limit of 40% of plan assets with US high grade fixed income securities comprising 15% to 40%; US high yield fixed income investments may comprise up to 15% of plan assets. The use of derivatives is allowed in limited circumstances. The plan held no derivatives during the years ended December 31, 2005 and 2004.
      As of December 31, 2005 and 2004, equity securities included .2 million and .3 million shares of the Company’s common stock valued at $3.5 million and $6.0 million, respectively. Dividends paid on the Company’s common stock to the pension trusts aggregated $.1 million and $.2 million for each of the years ended December 31, 2005 and 2004, respectively.
      Plan assets for the non-US benefit plans consist principally of a diversified portfolio of equity securities, U.K. government obligations and fixed interest securities.
      The Company expects to contribute approximately $10.0 million to the US benefit plans in 2006. Future contributions to the plans will be based on such factors as annual service cost as well as impacts to plan asset values, interest rate movements and benefit payments.
      The following table presents the benefits expected to be paid under the Company’s defined benefit plans in each of the next five years, and in aggregate for the five years thereafter:

	US Benefit	Non-US
	Plans	Benefit Plan

2006	$4.1	$2.4
2007	4.3	2.5
2008	4.8	2.6
2009	5.2	2.8
2010	5.8	3.0
2011-2015	41.3	17.5

	$65.5	$30.8

      The Company also sponsors a number of defined contribution pension plans covering a majority of its employees. Participation in the plans is at each employee’s election. Company contributions to these plans are based on a percentage of employee contributions.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data) — (Continued)
      The cost of these plans, including the plans of companies acquired during the three-year period ended December 31, 2005, was $5.7 million in 2005, $6.0 million in 2004 and $5.2 million in 2003.
      Prior to September 30, 2003, the Company also provided medical benefits to certain eligible retired employees. These benefits were funded when the claims were incurred. Participants generally became eligible for these benefits at age 60 after completing at least fifteen years of service. The plan provided for the payment of specified percentages of medical expenses reduced by any deductible and payments made by other primary group coverage and government programs. Effective September 30, 2003, the Company amended the retiree medical plan and effectively canceled coverage for all eligible active employees except for retirees and a limited group that qualified under a formula based on age and years of service. Accumulated postretirement benefit liabilities of $2.8 million and $2.1 million at December 31, 2005 and 2004, respectively, were fully accrued. The net periodic postretirement benefit costs have not been significant during the three-year period ended December 31, 2005.
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
NOTE H — DERIVATIVE FINANCIAL INSTRUMENTS
      All derivative financial instruments are reported on the balance sheet at their respective fair values. Changes in fair value are recognized either in earnings or equity, depending on the nature of the underlying exposure being hedged and how effective a derivative is at offsetting price movements in the underlying exposure. All of the Company’s derivative positions existing at December 31, 2005 qualified for hedge accounting under SFAS No. 133, except as described below. Derivatives documentation policies comply with the requirements of SFAS No. 133.
      To manage interest costs, the Company utilizes interest rate swaps in combination with its funded debt. Interest rate swaps executed in conjunction with long-term private placements effectively converted fixed rate debt to variable rate debt. At December 31, 2005, the Company’s receive fixed, pay variable swap agreements with financial institutions terminate in varying amounts between 2006 to 2012. These agreements are designated as fair value hedges. In the second quarter of 2005, the Company dedesignated a fair value hedge. The derivative does not qualify for hedge accounting under SFAS No. 133 and is marked-to-market with the offsetting adjustment recorded to income.
      At December 31, 2005, the Company was also party to interest rate swap agreements with financial institutions in which the Company pays interest at a fixed rate and receives interest at variable LIBOR rates. These derivative instruments terminate in varying amounts between 2006 to 2010. These interest rate swap agreements are designated as cash flow hedges. In the second quarter of 2005, the Company entered into an interest rate swap which was not designated as a hedge and is marked-to-market with the offsetting adjustment recorded to income.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data) — (Continued)
      The fair values of interest rate swaps are based on quotes from financial institutions. The following table summarizes the Company’s interest rate swaps at December 31, 2005 and 2004:

	Fair Value Swaps		Cash Flow Swaps

	2005	2004	2005	2004

Notional amount	$202.9	$220.0	$105.0	$85.0
Fair value	(10.0)	(6.7)	3.3	.8
Average pay rate	7.2%	5.5%	6.3%	4.4%
Average receive rate	6.0%	6.0%	6.2%	2.5%
      In 2004 and 2003, the Company cancelled various interest rate swaps associated with its debt portfolio in response to movements in the interest rate market. These transactions resulted in a cash payment of $.5 million in 2004 and cash receipts of $7.2 million in 2003. The associated gains were deferred and are being amortized as a reduction to interest expense over the life of the underlying debt. The unamortized balance of these gains at December 31, 2005 and 2004 was $4.2 million and $8.7 million, respectively.
      From time to time the Company designates foreign currency forward exchange contracts as fair value hedges to protect against the variability in exchange rates on short-term intercompany borrowings and firm commitments denominated in foreign currencies. There were no outstanding foreign currency fair value hedges as of December 31, 2005.
      The Company also manages the volatility of cash flows caused by fluctuations in currency rates by entering into foreign exchange forward contracts and options. These derivative instruments hedge portions of the Company’s anticipated third-party purchases and forecasted intercompany sales denominated in foreign currencies and mature in 2006.
      The following table summarizes the Company’s foreign exchange contracts at December 31, 2005 and 2004:

	2005		2004

	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value

Fair value forwards	$	$	$9.9	$(.1)
Cash flow forwards	17.2	1.4	24.9	2.6
Options	34.6	(.3)	25.1	.4

Total	$51.8	$1.1	$59.9	$2.9

      The Company expects $1.1 million of net gains that are reported in accumulated other comprehensive income as of December 31, 2005 to be reclassified into earnings in 2006 as the respective hedged transactions will affect 2006 earnings.
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

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data) — (Continued)
      The plan approved in April 2005 authorized the grant of 4.0 million benefit shares or units until April 2015. These share or unit amounts exclude amounts that were issued under predecessor plans. Benefit shares or units include incentive and non-incentive stock options, stock awards and other stock units.
      Stock options are primarily granted at the fair market value of the shares on the date of grant. Through 2004, they normally became exercisable one year after grant at a rate of one-half annually and were exercisable in full on the second anniversary date. Beginning in 2005, stock options normally become exercisable at a rate of one-third annually and in full on the third anniversary date. All options and rights must be exercised within ten years from date of grant. At the Company’s discretion, vested stock option holders are permitted to elect an alternative settlement method in lieu of purchasing common stock at the option price. The alternative settlement method permits the employee to receive, without payment to the Company, cash, shares of common stock or a combination thereof equal to the excess of market value of common stock over the option purchase price. The Company intends to settle all such options in common stock.
      Stock option activity for the three-year period ended December 31, 2005 was as follows:

				Weighted Average Price per
	Option Shares			Share

	2005	2004	2003	2005	2004	2003

	(In millions)
Outstanding at beginning of year	2.6	2.4	2.2	$19.84	$20.06	$21.33
Granted	.6	.5	.5	15.69	18.74	15.37
Cancelled or expired	(.5)	(.2)	(.3)	19.09	20.14	20.92
Exercised		(.1)		15.26	15.65	18.84

Outstanding at end of year	2.7	2.6	2.4	19.15	19.84	20.06

Exercisable at end of year	1.8	1.8	1.5	$20.19	$20.70	$21.25

      The following table summarizes information concerning stock options outstanding as of December 31, 2005 under all plans:

	Options Remaining			Options Exercisable

			Weighted		Weighted
		Weighted	Average		Average
		Average	Exercise		Exercise
Range of Exercise Prices	Shares	Remaining Life	Price	Shares	Price

	(in millions)	(in years)		(in millions)
$14.01 - $16.00	.3	7.6	$14.87	.2	$14.83
16.01 - 18.00	.8	7.6	16.17	.3	16.15
18.01 - 20.00	.4	8.0	18.84	.2	18.92
20.01 - 22.00	.7	3.8	21.10	.6	21.10
22.01 - 24.00	.4	3.5	23.47	.4	23.48
24.01 - 26.00	.1	1.3	24.96	.1	24.81

	2.7	5.8	$19.15	1.8	$20.19

      Stock award shares are granted to employees at no cost. Through 2004 awards primarily vested at the rate of 25% annually commencing one year from the date of award, provided the recipient was still employed by the Company on the vesting date. Beginning in 2005, awards primarily cliff vest at the third anniversary from the date of award, provided the recipient is still employed by the Company on the vesting date. The cost of stock awards, based on the fair market value at the date of grant, is being charged to expense over the

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data) — (Continued)
respective vesting periods. The following table summarizes stock award grants for the three-year period ended December 31, 2005:

	2005	2004	2003

Number of shares granted (in millions)	.3	.2	.0
Fair value of shares granted	$4.9	$3.2	$.8
Weighted average fair value per share	$15.26	$19.19	$15.81
Compensation expense recorded	$2.1	$1.0	$1.2
      Under the 1988 plan, no benefit shares or units were available for future grant during the three-year period ending December 31, 2005. Under the 1996 plan, as amended, the following benefit shares or units were available for future grant: .6 million at December 31, 2005, ..8 million at December 31, 2004 and 1.2 million at December 31, 2003. Under the 2005 plan, 3.8 million benefit shares or units were available for future grant at December 31, 2005.
      The fair value of each option grant was estimated using the Black-Scholes option pricing model with the following assumptions:

	2005	2004	2003

Dividend yield	1.7%	2.1%	4.5%
Expected volatility	27%	32%	28%
Risk free interest rate	4.2%	3.5%	3.6%
Weighted average expected option life in years	8	8	8
Weighted average per share value of options granted during the year	$4.93	$5.96	$2.97

      The following table illustrates the effect on net income (loss) and earnings (loss) per share for the three-year period ended December 31, 2005 if the Company had applied fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, to all stock-based employee compensation. For purposes of pro forma disclosure, the estimated fair value of the options using a Black-Scholes option pricing model is amortized to expense over the option’s vesting period.

	2005	2004	2003

Reported net (loss) income	$(4.6)	$(2.3)	$37.3
Add: Stock-based employee compensation expense included in reported net (loss) income net of related tax effects	1.3	.6	.7
Deduct: Total stock-based employee compensation expense determined under the fair-value method for all awards, net of related tax effects	(2.6)	(2.3)	(1.5)

Pro forma net (loss) income	$(5.9)	$(4.0)	$36.5

Basic and diluted net (loss) income per common share:
Reported net (loss) income	$(.10)	$(.05)	$.78
Pro forma net (loss) income	$(.12)	$(.08)	$.76
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

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data) — (Continued)
NOTE J — SHAREHOLDERS’ EQUITY
      The Company’s board of directors has the authority to issue 90.0 million shares of common stock at a par value of $1 per share. The holders of common stock (i) may receive dividends subject to all of the rights of the holders of preference stock, (ii) shall be entitled to share ratably upon any liquidation of the Company in the assets of the Company, if any, remaining after payment in full to the holders of preference stock and (iii) receive one vote for each common share held and shall vote together share for share with the holders of voting shares of preference stock as one class for the election of directors and for all other purposes. The Company has 48.8 million and 48.6 million common shares issued as of December 31, 2005 and 2004, respectively. Of those amounts 48.1 million and 48.1 million common shares were outstanding as of December 31, 2005 and 2004, respectively.
      The Company’s board of directors is also authorized to provide for the issuance of .8 million shares of preference stock at a par value of $1 per share. The authority of the board of directors includes, but is not limited to, the determination of the dividend rate, voting rights, conversion and redemption features and liquidation preferences. The Company has not issued any preference stock as of December 31, 2005.
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
NOTE K — DISCONTINUED OPERATIONS
      The following table presents the operating results of the Company’s discontinued operations for the three-year period ended December 31, 2005:

	2005	2004	2003

Net sales	$63.8	$128.9	$161.3
Costs and expenses	(126.5)	(153.6)	(159.7)

(Loss) income before income taxes	(62.7)	(24.7)	1.6
Income tax charge (benefit)	(12.4)	(6.2)	.4

(Loss) income from discontinued operations	$(50.3)	$(18.5)	$1.2

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data) — (Continued)
      In December 2005, the Company determined that its investment in the refuse business, operating under the Leach brand name, is no longer strategic. The assets of this business are held for sale as of December 31, 2005 and the Company is evaluating divestiture alternatives for this business. The loss from discontinued operations included $34.1 million of after-tax impairment charges, related to the Leach business. These charges were necessary to state the assets at fair value and included the write off of $14.0 million of goodwill attributable to the refuse business.
      The Company initiated a restructuring in 2004 to consolidate the production of all refuse vehicles into its facility in Medicine Hat, Alberta. The following table summarizes the restructuring actions taken and the pre-tax charges to expense in 2004 and 2005 relating to this initiative:

	Pre-tax	Pre-tax	Total pre-tax
	restructuring	restructuring	restructuring
Initiative	charges in 2004	charges in 2005	charges

Closure of refuse truck production facility in Oshkosh, Wisconsin and consolidation into its facility in Medicine Hat, Alberta	$8.4	$2.0	$10.4
      This restructuring was completed in the fourth quarter of 2005.
      The following table shows an analysis of assets and liabilities of discontinued operations as of December 31:

($ in millions)	2005	2004

Current assets	$32.6	$45.5
Properties and equipment	6.8	10.1
Goodwill		15.4
Intangibles		4.3

Total assets	$39.4	$75.3

Current liabilities	22.3	17.4
Long-term liabilities	2.0

Total liabilities	$24.3	$17.4

      In December 2005, the Company completed the closure of operations at Federal APD do Brasil, LTDA. The loss on disposal was $1.6 million due to asset impairments and closure costs; this included $0.9 million of goodwill attributable to this business. This business produced parking systems for the local market primarily in Brazil. Revenues amounted to $.9 million, $1.8 million and $1.3 million for the years ended December 31, 2005, 2004 and 2003, respectively. Loss before income taxes totaled $0.5 million and $0.6 million for the years ended December 31, 2005 and 2004, respectively. Income before income taxes totaled $0.1 million for the year ended December 31, 2003.
      In conjunction with the strategic restructuring initiatives announced in June 2004 (see Note L), the Company determined that its investments in Justrite Manufacturing, L.L.C. (“Justrite”), Technical Tooling, Inc. (“TTI”) and Plastisol B.V. Holdings (“Plastisol”) were no longer strategic investments and divested its interests.
      In December 2004, the Company sold Justrite for $40.1 million in cash resulting in an $11.1 million gain on disposal of discontinued operations for the year ended December 31, 2004. Justrite manufactured hazardous liquid containment products including safety cans and cabinets for flammables and corrosives, specialty containers and drum safety equipment. Revenues amounted to $39.7 million and $35.9 million for the years ended December 31, 2004 and 2003, respectively. Income before income taxes totaled $5.0 million

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data) — (Continued)
and $3.5 million for the years ended December 31, 2004 and 2003, respectively. Sale proceeds were used to repay debt.
      In October 2004, the Company divested TTI for $6.5 million in cash resulting in a $1.4 million gain on disposal of discontinued operations for the year ended December 31, 2004. TTI manufactured a full line of can body-making precision tooling for beverage can producers worldwide. Revenues were $6.5 million and $6.6 million for the years ended December 31, 2004 and 2003, respectively. Operating income before income taxes totaled $1.1 million and $1.0 million for the years ended December 31, 2004 and 2003, respectively. Sale proceeds were used to repay debt.
      In July 2004, the Company sold its 54% majority ownership interest in Plastisol to the minority partner for $2.5 million in cash and a $.4 million note receivable resulting in a $5.2 million loss on disposal of discontinued operations for the year ended December 31, 2004. The Company acquired its ownership interest in 2001. Plastisol manufactured glass fiber reinforced polyester fire truck cabs and bodies mainly for European and Asian markets. Revenues totaled $7.7 million and $13.6 million for the years ended December 31, 2004 and 2003, respectively. Operating losses before income taxes totaled $.1 million and $.7 million for the years ended December 31, 2004 and 2003, respectively. Sale proceeds were used to repay debt.
      In April 2003, the Company completed the sale of the Sign Group to a third party for cash of $7.5 million and a $4.0 million note receivable resulting in a $.4 million loss on disposal of discontinued operations for the year ended December 31, 2003. The Company incurred an additional $.6 million loss on disposal of discontinued operations for the year ended December 31, 2004, reflecting the resolution of a contingent liability. The Sign Group manufactured illuminated, nonilluminated and electronic advertising sign displays primarily for commercial and industrial markets and contracted to provide maintenance services for the signs it manufactured as well as signs manufactured by others. Revenue for the year ended December 31, 2003 was $12.8 million. The Sign Group’s operations before income taxes were break even for the year ended December 31, 2003. The Company retained certain assets and liabilities in conjunction with the sale. Sale proceeds were used to repay debt.
NOTE L — RESTRUCTURING CHARGES AND ASSET DISPOSITIONS

Restructuring charges
      In 2004, the Company announced the implementation of a number of initiatives including restructuring of certain of its operations and the dispositions of certain assets. The 2004 restructuring initiatives focused on plant consolidations and product rationalization in order to streamline the Company’s operations; the actions taken were aimed at improving the profitability of the fire rescue and European tooling businesses as well as improving the Company’s overhead cost structure. The asset dispositions consisted of asset sales of certain operations the Company considered no longer integral to the long-term strategy of its business. In 2003, the Company also effected two plant consolidations to reduce costs of the Company’s industrial warning and communications business and US tooling business.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data) — (Continued)
      The following table summarizes the 2004 restructuring actions taken, and the pre-tax charges to expense incurred in 2004 and 2005:

		Pre-Tax	Pre-Tax
		Restructuring	Restructuring
Group	Initiative	Charges in 2004	Charges in 2005	Total Charges

Fire Rescue	Closure of the production facilities located in Preble, New York and consolidation of US production of fire rescue vehicles into the Ocala, Florida operations; completed in the first quarter of 2005	$5.4	$.9	$6.3
Tool	Reducing manufacturing activities relating to tooling products in France and outsourcing production to its Portugal facility; completed in the fourth quarter of 2005	1.2	(.2)	1.0
Corporate	Planning and organizing restructuring activities	.4		.4

		$7.0	$.7	$7.7

      In 2003 total restructuring expense was $4.8 million of which $2.9 million were cash payments and $1.9 million were non-cash activities. All payments were made in 2003.
      The following presents an analysis of the restructuring reserves for the years ended December 31, 2004 and 2005:

		Asset
	Severance	Impairment	Other	Total

Balance as of January 1, 2004	$—	$—	$—	$—
Charges to expense	3.5	2.7	.8	7.0
Cash payments	(1.6)		(.7)	(2.3)
Non-cash activity	.1	(2.7)		(2.6)

Balance as of December 31, 2004	2.0	—	.1	2.1
Charges to expense	.5		.2	.7
Cash payments	(2.6)		(.5)	(3.1)
Non-cash activity	.1		.2	.3

Balance as of December 31, 2005	$—	$—	$—	$—

      Severance charges in 2005 consist of termination and benefit costs for direct manufacturing employees involuntarily terminated prior to December 31, 2005. There were no asset impairment charges in 2005.
      Severance charges in 2004 consisted of termination and benefit costs for direct manufacturing employees involuntarily terminated prior to December 31, 2004. The costs of retention bonuses for employees not severed as of December 31, 2004 were recognized ratably over the subsequent service period. Asset impairment charges included $2.5 million of net realizable value adjustments on real property and manufacturing equipment.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data) — (Continued)

Asset dispositions
      The Company completed two significant asset dispositions in 2005. In May 2005, the Company sold the land and buildings of the refuse truck body plant in Oshkosh, Wisconsin for proceeds of $5.8 million and recorded a pre-tax gain of $1.0 million. In July 2005, the Company sold two product lines in Newcastle, England for proceeds of $11.9 million and recorded a pre-tax gain of $6.7 million. The Company also sold three other properties for total proceeds of $4.3 million and total pre-tax gains of $1.3 million.
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
      In 2004, the Company also divested a modest amount of operating assets located at a manufacturing facility in Kelowna, British Columbia. The net assets, primarily consisting of inventories and manufacturing equipment and property, were sold by the Company for approximately net book value.
      In 2004 the Company sold approximately $9.6 million of industrial leasing assets to an independent party. The assets represented amounts due from industrial customers of the Company; the Company had earlier indicated that it would no longer extend financing to industrial customers. The Company received cash for the sale for an amount approximating its net book value at the time of sale. Proceeds from these sales were used to pay down debt.
NOTE M — LEGAL PROCEEDINGS
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
      The Company has been sued in Chicago, Illinois by firefighters seeking damages claiming that exposure to the Company’s sirens has impaired their hearing and that the sirens are therefore defective. There are presently 33 cases filed during the period 1999-2004, involving a total of 2,498 plaintiffs pending in the Circuit Court of Cook County, Illinois. Of that total number, 18 plaintiffs have been dismissed outright and another 36 plaintiffs appeared in duplicate cases. These plaintiffs were dismissed from the duplicate cases. The plaintiffs’ attorneys have threatened to bring more suits in the future. The Company believes that these product liability suits have no merit and that sirens are necessary in emergency situations and save lives. The discovery phase of the litigation began in 2004; the Company is aggressively defending the matters. A trial judge was assigned to these cases on October 11, 2005. He set trial dates for the first four cases as follows: Rago, et al. v. Federal Signal Corp., No. 99L4752 (August 14, 2006); Lamb, et al. v. Federal Signal Corp., No. 00L6485 (September 5, 2006); North, et al. v. Federal Signal Corp., No. 00L6486 (October 23, 2006); and Polo, et al. v. Federal Signal Corp., No. 00L6487 (December 14, 2006). The judge denied plaintiff’s motion to assert a claim for punitive damages on February 7, 2006. The Company successfully defended approximately 41 similar cases in Philadelphia, Pennsylvania in 1999 resulting in a series of unanimous jury verdicts in favor of the Company.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data) — (Continued)
NOTE N — SEGMENT AND RELATED INFORMATION
      The Company has four continuing operating segments as defined under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Business units are organized under each segment because they share certain characteristics, such as technology, marketing and product application, which create long-term synergies. The principal activities of the Company’s operating segments are as follows:
      Information regarding the Company’s discontinued operations is included in Note K — Discontinued Operations. The segment information included herein has been reclassified to reflect such discontinued operations.
      Environmental Products — Environmental Products manufactures a variety of self-propelled street cleaning vehicles, vacuum loader vehicles, municipal catch basin/sewer cleaning vacuum trucks and water blasting equipment. Environmental Products sells primarily to municipal and government customers; and contractors.
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
      Tool — Tool manufactures a variety of consumable tools which include die components for the metal stamping industry, a large selection of precision metal products for plastic molding needs and a line of precision metal cutting and grooving tools including tungsten carbide and polycrystalline diamond and cubic boron nitride products for superhard applications. The group’s products are sold almost entirely to industrial customers.
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
      Revenues attributed to customers located outside of the US aggregated $332.6 million in 2005, $349.6 million in 2004 and $347.4 million in 2003. Of that, sales exported from the US aggregated $100.8 million in 2005, $108.8 million in 2004 and $157.4 million in 2003.
      The Company invests in research to support development of new products and the enhancement of existing products and services. The Company believes this investment is important to maintain and/or enhance its leadership position in key markets. Expenditures for research and development by the Company were approximately $19.9 million in 2005, $27.6 million in 2004 and $32.5 million in 2003.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data) — (Continued)
      A summary of the Company’s continuing operations by segment for the three-year period ended December 31, 2005 is as follows:

	2005	2004	2003

Net sales
Environmental Products	$347.7	$294.6	$261.8
Fire Rescue	371.2	360.9	402.1
Safety Products	276.5	247.4	241.1
Tool	161.5	161.0	153.2

Total net sales	$1,156.9	$1,063.9	$1,058.2

Operating income (loss)
Environmental Products	$28.9	$25.2	$19.8
Fire Rescue	2.3	(23.9)	14.7
Safety Products	45.0	33.5	28.1
Tool	16.8	15.3	14.9
Corporate expense	(23.8)	(21.7)	(14.0)

Total operating income (loss)	69.2	28.4	63.5
Interest expense	(23.1)	(20.6)	(18.8)
Other income (expense)	.2	(2.9)	(.5)

Income (loss) before income taxes	$46.3	$4.9	$44.2

Depreciation and amortization
Environmental Products	$3.2	$2.6	$2.8
Fire Rescue	4.8	5.1	4.5
Safety Products	4.5	5.0	5.0
Tool	8.1	7.9	7.3
Corporate	.9	(1.0)	(1.2)

Total depreciation and amortization	$21.5	$19.6	$18.4

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data) — (Continued)

	2005	2004	2003

Identifiable assets
Manufacturing activities
Environmental Products	$245.0	$214.6	$219.0
Fire Rescue	216.6	232.7	227.4
Safety Products	181.5	212.0	203.9
Tool	166.5	167.2	163.2
Corporate	101.3	34.1	36.8

Total manufacturing activities	910.9	860.6	850.3
Assets of discontinued operations	39.4	75.3	97.1
Financial services activities
Environmental Products	30.5	41.4	55.4
Fire Rescue	138.7	155.1	174.7

Total financial services activities	169.2	196.5	230.1

Total identifiable assets	$1,119.5	$1,132.4	$1,177.5

	2005	2004	2003

Additions to long-lived assets
Environmental Products	$4.6	$4.3	$13.2
Fire Rescue	3.4	5.5	5.7
Safety Products	2.3	5.1	7.9
Tool	5.8	5.9	5.5
Corporate	.2	1.7	8.6

Total additions to long-lived assets	$16.3	$22.5	$40.9

      The following table presents financial revenues (included in net sales) by segment in each of the three years in the period ended December 31, 2005 as follows:

	2005	2004	2003

Financial revenues
Environmental Products	$2.2	$3.5	$4.5
Fire Rescue	7.4	8.6	8.9

Total financial revenues	$9.6	$12.1	$13.4

      Due to the nature of the Company’s customers, a significant portion of the Environmental Products and Fire Rescue financial revenues is exempt from federal income tax.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data) — (Continued)
      The segment information provided below is classified based on geographic location of the Company’s subsidiaries:

	2005	2004	2003

Net sales
United States	$814.7	$702.2	$697.5
Europe	271.5	280.8	290.2
Canada	61.1	68.8	57.1
Other	9.6	12.1	13.4

	$1,156.9	$1,063.9	$1,058.2

Long-lived assets
United States	$345.3	$355.2	$367.2
Europe	47.3	53.1	49.8
Canada	72.5	72.5	77.2
Other	1.1	.4	1.1

	$466.2	$481.2	$495.3

NOTE O — NET INCOME (LOSS) PER SHARE
      The following table summarizes the information used in computing basic and diluted income per share for each of the three years in the period ended December 31, 2005:

	2005	2004	2003

Numerator for both basic and diluted income per share computations — net income (loss)	$(4.6)	$(2.3)	$37.3

Denominator for basic income per share — weighted average shares outstanding	48.2	48.1	48.0
Effect of employee stock options (potential dilutive common shares)

Denominator for diluted income per share — adjusted shares	48.2	48.1	48.0

      Diluted income (loss) per share is calculated by dividing net income (loss) by the weighted average common shares outstanding plus additional common shares that would have been outstanding assuming the exercise of in-the-money stock options. As of December 31, 2005 and 2004, .0 million and .1 million employee stock options, respectively, were considered potential dilutive common shares. These stock options, however, are antidilutive due to the net loss for the years ended December 31, 2005 and 2004. As a result, they are excluded from the denominator for the diluted income per share calculation. There are total options outstanding of 2.7 million, 2.6 million and 2.4 million as of December 31, 2005, 2004 and 2003, respectively.
NOTE P — COMMITMENTS, GUARANTEES AND FAIR VALUES OF FINANCIAL INSTRUMENTS
      The Company leases certain facilities and equipment under operating leases, some of which contain options to renew. Total rental expense on all operating leases was $8.1 million in 2005, $7.6 million in 2004 and $8.7 million in 2003. Sublease income and contingent rentals relating to operating leases were insignificant. At December 31, 2005, minimum future rental commitments under operating leases having noncancelable lease terms in excess of one year aggregated $31.1 million payable as follows: $7.1 million in

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data) — (Continued)
2006, $5.8 million in 2007, $4.3 million in 2008, $3.7 million in 2009, $3.2 million in 2010 and $7.0 million thereafter.
      At December 31, 2005 and 2004, the Company had outstanding standby letters of credit aggregating $34.4 million and $36.3 million, respectively, principally to act as security for retention levels related to casualty insurance policies and to guarantee the performance of subsidiaries that engage in export transactions to foreign governments and municipalities.
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
      Changes in the Company’s warranty liabilities for the years ended December 31, 2005 and 2004 were as follows:

	2005	2004

Balance at January 1	$11.1	$12.7
Provisions to expense	12.7	16.4
Actual costs incurred	(11.7)	(18.0)

Balance at December 31	$12.1	$11.1

      The Company guarantees the debt of a third-party dealer that sells the Company’s vehicles. The notional amounts of the guaranteed debt as of December 31, 2005 and 2004 totaled $.7 million, for both years. No losses have been incurred as of December 31, 2005.
      The Company also provides residual value guarantees on vehicles sold to certain customers. Proceeds received in excess of the fair value of the guarantee are deferred and amortized into income ratably over the life of the guarantee. These transactions have been recorded as operating leases and liabilities equal to the fair value of the guarantees issued in 2004 were recognized. The notional amounts of the residual value guarantees were $2.6 million and $3.4 million as of December 31, 2005 and 2004, respectively. No losses have been incurred as of December 31, 2005. The guarantees expire between 2005 and 2010.
      The following table summarizes the carrying amounts and fair values of the Company’s financial instruments at December 31, 2005:

	2005		2004

	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value

Short-term debt (Note E)	$6.6	$6.6	$52.6	$52.6
Long-term debt (Note E)	431.3	443.4	358.4	360.3
Fair value swaps (Note H)	202.9	(10.0)	220.0	(6.7)
Cash flow swaps (Note H)	105.0	3.3	85.0	.8
Foreign exchange contracts (Note H)	17.2	1.4	34.8	2.5

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data) — (Continued)
NOTE Q — GOODWILL AND OTHER INTANGIBLE ASSETS
      In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill and other intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests. Other intangible assets continue to be amortized over their useful lives.
      The Company determined the fair value of the reporting unit by calculating the present value of expected future cash flows. Changes in the carrying amount of goodwill for the years ended December 31, 2005 and 2004, by operating segment, were as follows:

	Environmental	Fire	Safety
	Products	Rescue	Products	Tool	Total

December 31, 2003	$127.0	$37.8	$88.5	$82.0	$335.3
Adjustments	(.9)				(.9)
Translation	.3	1.1	1.4	(.1)	2.7

December 31, 2004	126.4	38.9	89.9	81.9	337.1
Translation	(.6)	(1.9)	(1.2)		(3.7)

December 31, 2005	$125.8	$37.0	$88.7	$81.9	$333.4

      Under SFAS No. 142, the Company is required to test its goodwill annually for impairment; the Company performs this test in the fourth quarter. The Company performed this test in 2005 and determined that there was no impairment.
      The components of the Company’s other intangible assets are as follows:

		December 31, 2005			December 31, 2004
	Weighted-
	Average	Gross		Net	Gross		Net
	Useful Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(Years)	Value	Amortization	Value	Value	Amortization	Value

Amortizable:
Developed software	6	$14.7	$(6.4)	$8.3	$13.4	$(4.7)	$8.7
Patents	5-10	3.8	(2.7)	1.1	3.9	(2.4)	1.5
Other	3	.1		.1

Total		$18.6	$(9.1)	$9.5	$17.3	$(7.1)	$10.2

      Other intangible assets are included in the consolidated balance sheets within “other deferred charges and assets”.
      Amortization expense for the year ended December 31, 2005, 2004 and 2003 totaled $2.5 million, $1.2 million and $1.2 million, respectively. The Company estimates that the aggregate amortization expense will be $2.2 million in 2006, $1.9 million in 2007, $1.8 million in 2008, $1.4 million in 2009, $.9 million in 2010 and $1.4 million thereafter.
NOTE R — NEW ACCOUNTING PRONOUNCEMENTS
      In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”, which amends ARB 43, Chapter 4, “Inventory Pricing”. SFAS No. 151 clarifies the treatment of abnormal amounts of idle facility expense, freight, handling costs, and wasted materials to be treated as current-period charges. The provisions of SFAS No. 151 are effective for fiscal years beginning after June 15, 2005. The Company currently applies overhead based upon actual rates excluding the influences of abnormal shutdown periods. Management has

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data) — (Continued)
reviewed the implications of SFAS No. 151 and determined its adoption will have no material effect on the Company’s consolidated results of operations and statement of financial position. The Company will apply the provisions of SFAS No. 151 as of January 1, 2006.
      In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets” which was effective for fiscal periods beginning after June 15, 2005. The statement eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in APB 29 and replaces it with an exception for exchanges that do not have commercial substance. The Company has completed its evaluation of SFAS No. 153 and has determined that the statement does not have a material effect on the Company’s consolidated results of operations or consolidated financial position. The Company will apply the provisions of SFAS No. 153 as of January 1, 2006.
NOTE S — SELECTED QUARTERLY DATA (UNAUDITED)
      Effective January 1, 2004, the Company began reporting its interim quarterly periods on a 13-week basis ending on a Saturday with the fiscal year ending on December 31. For convenience purposes, the Company uses “March 31”, “June 30”, “September 30” and “December 31” to refer to its results of operations for the quarterly periods ended. In 2005, the Company’s interim quarterly periods ended April 2, July 2, October 1 and December 31 and in 2004, the Company’s interim quarterly periods ended April 3, July 3, October 2 and December 31, respectively.
      The following is a summary of the quarterly results of operations, including income per share, for the Company for the quarterly periods of fiscal 2005 and 2004. Restatements of previously reported amounts represent discontinued operations as described in Footnote K.

	For the Quarterly Period Ended

	2005				2004

	March 31	June 30	September 30	December 31	March 31	June 30	September 30	December 31

Net sales	$264.0	$300.5	$285.6	$306.8	$242.7	$268.6	$252.2	$300.4
Gross margin	68.1	72.9	70.4	80.1	62.5	67.3	60.0	59.2
Income (loss) from continuing operations	4.3	15.5	14.0	13.5	3.8	3.0	2.8	(.1)
(Loss) from discontinued operations	(4.5)	(4.3)	(3.7)	(37.8)	(1.6)	(5.3)	(5.4)	(6.2)
Gain (loss) on disposition				(1.6)		(4.4)	(1.3)	12.4
Net income (loss)	(.2)	11.2	10.3	(25.9)	2.2	(6.7)	(3.9)	6.1
Per share data — diluted:
Income from continuing operations	.09	.32	.29	.28	.08	.06	.06
Income (loss) from discontinued operations	(.09)	(.09)	(.08)	(.82)	(.04)	(.20)	(.14)	.13
Net income (loss)*		.23	.21	(.54)	.04	(.14)	(.08)	.13
Dividends paid per share	.06	.06	.06	.06	.10	.10	.10	.10
Market price range per share
High	17.88	16.50	17.95	17.15	20.03	20.56	19.14	19.18
Low	14.45	13.80	15.55	14.80	17.62	16.88	15.75	16.01

*	amounts may not add due to rounding

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data) — (Continued)
      The Company incurred pre-tax restructuring charges (see Note L) as follows:

Period Ending:	2005	2004

March 31	$.3	$
June 30.4			3.8
September 30			.7
December 31			2.5
      The Company recorded a $10.6 million pre-tax charge in the fourth quarter of 2004 on a large multi-unit, multi-year Netherlands fire rescue equipment contract, resulting from a reassessment of project costs and a reassessment of expected recoveries under supplier contracts.
      The Company recorded a $6.7 million pre-tax gain in the third quarter of 2005 relating to the sale of two industrial lighting product lines.
      The Company recorded $34.1 million of after-tax impairment charges, in the fourth quarter of 2005 in order to state the assets of the Leach business, which is a discontinued operation, at fair value.

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

(b)	Management’s Annual Report on Internal Control over Financial Reporting and Attestation Report of the Registered Public Accounting Firm
      The Company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on the assessment, management concluded that, as of December 31, 2005, the Company’s internal control over financial reporting is effective. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, has been audited by Ernst & Young LLP, the Company’s independent registered public accounting firm, as stated in their report which is included herein.

(c)	Changes in Internal Control over Financial Reporting
      There was no significant change in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B.     Other Information.
      In December 2005, the management of Federal Signal Corporation (the “Company”) committed to a plan to exit its refuse truck body business (the “Refuse Business”) after concluding that the Refuse Business no longer furthered the Company’s long-term strategic objectives. The Company has classified the Refuse Business as held for sale and the financial condition, results of operations and cash flows of the Refuse Business are reported as discontinued operations in this Form 10-K for the year ended December 31, 2005. The Company’s management currently believes that it is probable that the sale of the Refuse Business will be completed during 2006.
      On February 21, 2006, the Company publicly announced its plan to exit the Refuse Business and, on such date, the Company first informed its employees of the plan and that the plan may involve involuntary terminations. The employees were also informed of the benefits that employees may be entitled to receive if they are terminated as part of the plan.
      The Company is actively pursuing a sale of the Refuse Business as a going concern and has held discussions with potentially interested parties. Note K  — Discontinued Operations in this Form 10-K for the year ended December 31, 2005 denotes impairment charges that were made as a result of stating the assets at fair value as of December 31, 2005. However, the Company is unable in good faith to make a determination at this time of the estimated amount or range of amounts to be incurred for the benefits that employees may be entitled to receive from the Company or other future cash expenditures or charges associated with its plan to exit the Refuse Business. As permitted by Item 2.05 of Form 8-K, the Company will file a Report on Form 8-K within four business days after the Company’s determination of such amounts.

PART III

Item 10.	Directors and Executive Officers of the Company.
      The information under the caption “Proposal 1 — Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the Company’s Proxy Statement for the Annual Meeting of Shareholders held on April 25, 2006 is incorporated herein by reference.
      The following is a list of the Company’s executive officers, their ages, business experience and positions and offices as of February 1, 2006:

Paul Brown, age 42, was appointed Vice President and Controller in March 2005. He served as Vice President-Internal Audit from April 2004. Previously, Mr. Brown was Vice President Finance-Flame Retardants, for Great Lakes Chemical Corporation from 2000 to April 2004.

Stephen C. Buck, age 57, was appointed President of the Safety Products Group in February 1998. Mr. Buck was previously President of the Tool Group.

Kimberly Dickens, age 44, was elected as Vice President Human Resources in April 2004. Previously, Ms. Dickens was appointed Vice President Human Resources for BorgWarner, Inc. from 2002 to March 2004, and Vice President Human Resources for BorgWarner Transmission Systems from 1999 to 2002.

Marc L. Gustafson, age 53, was appointed Group President, Fire Rescue Group effective October 7, 2004. Previously, Mr. Gustafson was President of American LaFrance in 2003, Board Member (non-paid position) and laborer for Habitat for Humanity from 2001 to 2003 and President and CEO for Volvo Trucks NA from 1996 to 2001.

Stephanie K. Kushner, age 50, was elected as Vice President and Chief Financial Officer in February 2002. Previously, Ms. Kushner was Vice President — Treasury and Corporate Development for FMC Technologies in 2001 and Vice President and Treasurer for FMC Corporation from 1999 – 2001.

Karen N. Latham, age 46, was elected Vice President and Treasurer in December 2002. Ms. Latham was Senior Vice President from 2001 to 2002 with Coffou Partners, Inc. and a consultant from 1998 to 2001 with Egon Zehnder International, Inc.

Jennifer L. Sherman, age 41, was appointed Vice President, General Counsel and Secretary effective March 2004. Ms. Sherman was previously Deputy General Counsel and Assistant Secretary from 1998.

Mark D. Weber, age 48, was appointed President of the Environmental Products Group in April 2003. Mr. Weber was Vice President Sweeper Products for the Environmental Products Group from 2002 – 2003, General Manager of Elgin Sweeper Company from 2001 – 2002 and Vice President of Operations at Elgin Sweeper from 1996 – 2001.

Robert D. Welding, age 57, was elected President and Chief Executive Officer and elected to the Board of Directors in December 2003. Previously, Mr. Welding was Executive Vice President of BorgWarner, Inc. from 1999 – 2003, President of BorgWarner, Inc.’s Driveline Group from 2002 – 2003, President of BorgWarner Transmission Systems, Inc. from 1996 – 2003 and Vice President of BorgWarner, Inc. from 1996 – 1999.
      These officers hold office until the next annual meeting of the Board of Directors following their election and until their successors have been elected and qualified.
      There are no family relationships among any of the foregoing executive officers.
      The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer and principal accounting officer. This code of ethics and the Company’s corporate governance policies are posted on the Company’s website at http://federalsignal.com. The Company intends to satisfy its disclosure requirements regarding amendments to or waivers from its code of ethics by posting such information on this website. The charters of the Audit Committee, Nomination and Governance Committee

and Compensation and Benefits Committee of the Company’s Board of Directors are available on the Company’s website and are also available in print free of charge.

Item 11.	Executive Compensation.
      The information contained under the captions “Compensation of Board Members” and “Executive Compensation” of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held April 25, 2006 is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
      The information contained under the captions “Security Ownership of Certain Beneficial Owners” and “Equity Compensation Plan Information” of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held April 25, 2006 is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions.
      The information contained under the caption “Certain Relationships and Related Transactions” of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held April 25, 2006 is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.
      The information under the caption “Proposal 2 — Ratification of Appointment of Ernst & Young LLP as Independent Public Accountants for 2006 — Accounting Information” and “Board of Directors and Committees” in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 25, 2006 is incorporated herein by reference.
PART IV

Item 15.	Exhibits and Financial Statement Schedules.
      (a) 1. Financial Statements
      The following consolidated financial statements of Federal Signal Corporation and Subsidiaries contained under Item 8 of this Form 10-K are incorporated herein by reference:

Consolidated Balance Sheets as of December 31, 2005 and 2004

Consolidated Statements of Operations for the Years Ended December 31, 2005, 2004 and 2003

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003

Notes to Consolidated Financial Statements
           2. Financial Statement Schedules
      The following consolidated financial statement schedule of Federal Signal Corporation and Subsidiaries, for the three years ended December 31, 2005 is filed as a part of this report in response to Item 15(a)(2):

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

Robert D. Welding
President, Chief Executive
Officer and Director
(Principal Executive Officer)
February 22, 2006
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, as of February 21, 2006, by the following persons on behalf of the Company and in the capacities indicated.

/s/ Robert D. Welding Robert D. Welding	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Stephanie K. Kushner Stephanie K. Kushner	Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Paul Brown Paul Brown	Vice President and Controller (Principal Accounting Officer)

/s/ James C. Janning James C. Janning	Chairman and Director

/s/ Charles R. Campbell Charles R. Campbell	Director

/s/ Robert M. Gerrity Robert M. Gerrity	Director

/s/ James E. Goodwin James E. Goodwin	Director

/s/ Robert S. Hamada Robert S. Hamada	Director

/s/ Paul W. Jones Paul W. Jones	Director

/s/ John McCartney John McCartney	Director

SCHEDULE II
FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
Valuation and Qualifying Accounts
For the Years Ended December 31, 2005, 2004 and 2003

			Deductions
		Additions	Accounts
	Balance at	Charged to	Written off	Balance
	Beginning	Costs and	Net of	at End
Description	of Year	Expenses	Recoveries	of Year

	($ in millions)
Allowance for doubtful accounts
Year ended December 31, 2005:
Manufacturing activities	$2.2			$2.7
Financial service activities	3.9			3.9

Total	$6.1	$2.8	$(2.3)	$6.6

Year ended December 31, 2004:
Manufacturing activities	$2.4			$2.2
Financial service activities	2.9			3.9

Total	$5.3	$3.0	$(2.2)	$6.1

Year ended December 31, 2003:
Manufacturing activities	$2.5			$2.4
Financial service activities	1.0			2.9

Total	$3.5	$3.5	$(1.7)	$5.3

Inventory obsolescence
Year ended December 31, 2005:
Manufacturing activities	$6.2	$2.6	$(3.0)	$5.8

Year ended December 31, 2004:
Manufacturing activities	$5.2	$4.1	$(3.1)	$6.2

Year ended December 31, 2003:
Manufacturing activities	$4.6	$4.4	$(3.8)	$5.2

Product liability and workers’ compensation
Year ended December 31, 2005:
Manufacturing activities	$7.9	$7.4	$(6.2)	$9.1

Year ended December 31, 2004:
Manufacturing activities	$6.2	$8.6	$(6.9)	$7.9

Year ended December 31, 2003:
Manufacturing activities	$6.1	$6.7	$(6.6)	$6.2

Warranty liability:
      The changes in the Company’s warranty liabilities are analyzed in Note P — Commitments, Guarantees and Fair Values of Financial Instruments

EXHIBIT INDEX
      The following exhibits, other than those incorporated by reference, have been included in the Company’s Form 10-K filed with the Securities and Exchange Commission. The Company shall furnish copies of these exhibits upon written request to the Corporate Secretary at the address given on the cover page. (* denotes exhibit filed in this Form 10-K)

3.	a.	Restated Certificate of Incorporation of the Company, filed as Exhibit (3)(a) to the Company’s Form 10-K for the year ended December 31, 1996 is incorporated herein by reference.

	b.	By-laws of the Company, as amended February 13, 2004, filed as Exhibit 3.b to the Company’s Form 10-K for the year ended December 31, 2003 is incorporated herein by reference.

4.	a.	Rights Agreement dated 7/9/98, filed as Exhibit (4) to the Company’s Form 8-A dated July 28, 1998 is incorporated herein by reference.

	b.	Amended and Restated Credit Agreement dated February 3, 2006 by and among the Company, Harris N.A. and other third party lenders named therein.*

	c.	The Company has no other long-term debt agreements for which the related outstanding debt exceeds 10% of consolidated total assets as of December 31, 2004. Copies of debt instruments for which the related debt is less than 10% of consolidated total assets will be furnished to the Commission upon request.

10.	a.	The 1996 Stock Benefit Plan, as amended April 17, 2003, filed as Exhibit 10(a) to the Company’s Form 10-K for the year ended December 31, 2003 is incorporated herein by reference. (1)

	b.	Federal Signal Corporation Management Incentive Plan is hereby filed as Exhibit (10)(b) to the Company’s 10-K for the year ended December 31, 2004 is incorporated herein by reference. (1)

	c.	Supplemental Pension Plan, filed as Exhibit (10)(c) to the Company’s Form 10-K for the year ended December 31, 1995 is incorporated herein by reference. (1)

	d.	Executive Disability, Survivor and Retirement Plan, filed as Exhibit (10)(d) to the Company’s Form 10-K for the year ended December 31, 1995 is incorporated herein by reference. (1)

	e.	Supplemental Savings and Investment Plan, filed as Exhibit (10)(f) to the Company’s Form 10-K for the year ended December 31, 1993 is incorporated herein by reference. (1)

	f.	Employment Agreement with Robert D. Welding filed as Exhibit 10.f to the Company’s Form 10-K for the year ended December 31, 2003 is incorporated herein by reference. (1)

	g.	Retirement and Settlement Agreement with Joseph J. Ross filed as Exhibit 10.g to the Company’s Form 10-K for the year ended December 31, 2003 is incorporated herein by reference. (1)

	h.	Pension Agreement with Stephanie K. Kushner, filed as Exhibit (10)(g) to the Company’s Form 10-K for the year ended December 31, 2002 is incorporated herein by reference. (1)

	i.	Employment Termination Agreement with Stephanie K. Kushner, filed as Exhibit (10)(h) to the Company’s Form 10-K for the year ended December 31, 2002 is incorporated herein by reference. (1)

	j.	Severance Policy for Executive Employees filed as Exhibit (10)(j) to the Company’s 10-K for the year ended December 31, 2004 is incorporated herein by reference. (1)

	k.	Change of Control Agreement with Stephanie K. Kushner, filed as Exhibit (10) (i) to the Company’s Form 10-K for the year ended December 31, 2001 is incorporated herein by reference. (1)

	l.	General Release and Separation Agreement, dated February 29, 2004, with Kim A. Wehrenberg, filed as Exhibit 10 to the Company’s Form 10-Q for the quarterly period ended March 31, 2004 is incorporated herein by reference. (1)

	m.	Form of Executive Change-In-Control Severance Agreement dated July 2004 between Federal Signal Corporation and each of Robert D. Welding, Stephanie K. Kushner, Jennifer L. Sherman, Alexander D. Craig, Kimberly L. Dickens, Mark D. Weber, Stephen C. Buck and Alan G. Ringler, filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended October 2, 2004 is incorporated herein by reference. (1)

	n.	Form of Executive Change-In-Control Severance Agreement dated July 2004 between Federal Signal Corporation and Duane A. Doerle, Richard L. Ritz, Karen N. Latham, Paul Brown, John A. DeLeonardis and Matt J. Saviello, filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarterly period ended October 2, 2004 is incorporated herein by reference. (1)

	o.	Director Deferred Compensation Plan, filed as Exhibit (10)(h) to the Company’s Form 10-K for the year ended December 31, 1997 is incorporated herein by reference (1).

	p.	Broad Based Stock Option Plan, filed as Exhibit (99) to the Company’s Form S-8 dated January 31, 2002 is incorporated herein by reference. This plan was terminated on July 18, 2002, and no shares were issued pursuant to this plan. (1)

11.		Computation of per share earnings is furnished in Note P of the financial statements contained under Item 8 of this 10-K and thereby incorporated herein by reference.

14.		Code of Ethics for CEO and Senior Financial Officers, as amended February 13, 2004, filed as Exhibit 14 to the Company’s Form 10-K for the year ended December 31, 2003 is incorporated herein by reference.

21.		Subsidiaries of the Company, filed as Exhibit 21 to the Company’s Form 10-K for the year end December 31, 2004 is incorporated herein by reference.

23.		Consent of Independent Registered Public Accounting Firm, as filed herein.*
31.1		CEO Certification under Section 302 of the Sarbanes-Oxley Act, as filed herein.*
31.2		CFO Certification under Section 302 of the Sarbanes-Oxley Act, as filed herein.*
32.1		CEO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act, as filed herein.*
32.2		CFO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act, as filed herein.*

(1)	Management contract or compensatory plan or arrangement.