Form 10-Q
period 2006-03-31
FEDERAL SIGNAL CORP /DE/
filed 2006-04-28
CIK 277509

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
     Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the Company is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b of the Exchange Act). (Check one)

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
     Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the Company’s classes of common stock, as of the latest practicable date.

Title
Common Stock, $1.00 par value	48,255,248 shares outstanding at April 14, 2006

FEDERAL SIGNAL CORPORATION
INDEX TO FORM 10-Q

Part I. Financial Information
Item 1. Financial Statements
FORWARD-LOOKING STATEMENTS
This Form 10-Q, reports filed by the Federal Signal Corporation and Subsidiaries (the “Company”) with the Securities and Exchange Commission (“SEC”) and comments made by management contains words such as “may,” “will,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “project,” “estimate” and “objective” or the negative thereof or similar terminology concerning the Company’s future financial performance, business strategy, plans, goals and objectives. These expressions are intended to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include information concerning the Company’s possible or assumed future performance or results of operations and are not guarantees. While these statements are based on assumptions and judgments that management has made in light of industry experience as well as perceptions of historical trends, current conditions, expected future developments and other factors believed to be appropriate under the circumstances, they are subject to risks, uncertainties and other factors that may cause the Company’s actual results, performance or achievements to be materially different.
These risks and uncertainties, some of which are beyond the Company’s control, include the cyclical nature of the Company’s industrial and municipal markets, technological advances by competitors, the Company’s ability to improve its operating performance in its fire rescue plants, risks associated with dealers and distributors, risks associated with system conversions, increased warranty and product liability expenses, risks associated with supplier and other partner alliances, changes in cost competitiveness including those resulting from foreign currency movements, disruptions in the supply of parts or components from the sole source suppliers and subcontractors, retention of key employees and general changes in the competitive environment.
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

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the three months ended March 31,
($ in millions, except per share data)	2006	2005
Net sales	$283.7	$264.0
Costs and expenses
Cost of sales	(212.1)	(196.0)
Selling, general and administrative	(62.1)	(56.2)
Restructuring charges	.0	(.3)

Operating income	9.5	11.5
Interest expense	(5.9)	(6.1)
Other expense, net	—	(.1)

Income before income taxes	3.6	5.3
Income taxes	(1.2)	(1.0)

Income from continuing operations	2.4	4.3
Discontinued operations, net of income tax benefit of $1.2 million and $1.9 million, respectively	(2.3)	(4.5)

Net income (loss)	$.1	$(.2)

Basic and diluted income (loss) per share
Income from continuing operations	.05	.09
Discontinued operations, net of taxes	(.05)	(.09)

Net income (loss)	.00	.00

Weighted average shares outstanding
Basic	48.3	48.2
Diluted	48.3	48.2

Cash dividends paid per share of common stock	$.06	$.06
See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	For the three months ended March 31,
($ in millions)	2006	2005
Net income (loss)	$.1	$(.2)
Other comprehensive income (loss) net of tax -
Foreign currency translation adjustments	3.6	(3.2)
Minimum pension liability	.0	(.2)
Net derivative gain (loss), cash flow hedges	(.4)	.2

Comprehensive income (loss)	$3.3	$(3.4)

See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31,	December 31,
($ in millions)	2006	2005 (a)
ASSETS
Manufacturing activities:
Current assets
Cash and cash equivalents	$27.1	$91.9
Accounts receivable, net of allowances for doubtful accounts of $3.4 million and $2.7 million, respectively	171.5	170.0
Inventories	174.5	158.0
Other current assets	21.0	24.8

Total current assets	394.1	444.7
Properties and equipment, net	94.1	92.8
Other assets
Goodwill	334.1	333.4
Other deferred charges and assets	50.2	40.0

Total manufacturing assets	872.5	910.9
Assets of discontinued operations	39.4	39.4
Financial services activities — Lease financing and other receivables, net of allowances for doubtful accounts of $4.0 million and $3.9 million respectively	159.0	169.2

Total assets	$1,070.9	$1,119.5

LIABILITIES AND SHAREHOLDERS’ EQUITY
Manufacturing activities:
Current liabilities
Short-term borrowings	$5.7	$6.6
Current portion of long-term borrowings	29.8	66.0
Accounts payable	84.8	75.6
Customer deposits	35.9	33.0
Accrued liabilities	91.5	98.6

Total current liabilities	247.7	279.8
Long-term borrowings	200.8	203.7
Long-term pension and other liabilities	50.7	50.5
Deferred income taxes	23.6	26.0

Total manufacturing liabilities	522.8	560.0
Liabilities of discontinued operations	23.6	24.3
Financial services activities — Borrowings	149.5	158.9

Total liabilities	695.9	743.2
Shareholders’ equity
Common stock, $1 par value per share, 90.0 million shares authorized, 49.2 million and 48.8 million shares issued, respectively	49.2	48.8
Capital in excess of par value	103.6	98.2
Retained earnings	275.8	278.9
Treasury stock, .9 million and .7 million shares at cost, respectively	(21.1)	(18.1)
Deferred stock awards	(9.6)	(4.8)
Stock options	.6	.0
Accumulated other comprehensive loss	(23.5)	(26.7)

Total shareholders’ equity	375.0	376.3

Total liabilities and shareholders’ equity	$1,070.9	$1,119.5

See notes to condensed consolidated financial statements.

(a)	The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the three months ended March 31,
($ in millions)	2006	2005
Operating activities
Net income (loss)	$.1	$(.2)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on discontinued operations	2.3	4.5
Depreciation and amortization	5.1	5.4
Stock based compensation expense	1.3	.6
Lease financing and other receivables	10.2	6.2
Pension contributions	(10.4)	(.5)
Working capital	(5.9)	25.8
Other	(6.8)	(21.9)

Net cash provided by (used for) operating activities	(4.1)	19.9

Investing activities
Purchases of properties and equipment, net	(5.6)	(5.2)
Other, net	(.8)	.6

Net cash used for investing activities	(6.4)	(4.6)

Financing activities
Reduction in short-term borrowings, net	(1.0)	(45.0)
Proceeds from issuance of long-term borrowings	.0	75.0
Payments on long-term borrowings	(46.2)	.0
Purchases of treasury stock	(3.0)	.0
Cash dividends paid to shareholders	(2.9)	(4.8)
Other, net	(1.2)	(.1)

Net cash provided by (used for) financing activities	(54.3)	25.1

Increase (decrease) in cash and cash equivalents	(64.8)	40.4
Cash and cash equivalents at beginning of year	91.9	14.9

Cash and cash equivalents at end of period	$27.1	$55.3

Supplemental disclosures:
Cash paid for interest	$4.0	$2.0
See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
     1. BASIS OF PRESENTATION
The consolidated condensed financial statements of Federal Signal Corporation and subsidiaries (“the Company”) included herein have been prepared by the Company, without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
In the opinion of the Company, the information contained herein reflects all adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods. Such adjustments are of a normal recurring nature. The operating results for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year of 2006.
Effective January 1, 2004, the Company began reporting its interim quarterly periods on a 13-week basis, ending on the last Saturday of the period, with the fiscal year ending on December 31. For convenience purposes, the Company uses “March 31, 2006” to refer to its financial results as of April 1, 2006 and for the 13-week period ended April 1, 2006 and “March 31, 2005” to refer to its financial results as of April 2, 2005 and for the 13-week period ended April 2, 2005.
     2. SIGNIFICANT ACCOUNTING POLICIES
Reclassifications: Certain balances in 2005 have been reclassified to conform to the 2006 presentation. Included with the reclassifications are restatements for discontinued operations. The discontinued operations arise out of the Environmental Products and Safety Products segments.
Accounts receivable, lease financing and allowances for doubtful accounts: A receivable is considered past due if payments have not been received within agreed upon invoice terms. The Company’s policy is generally to not charge interest on trade receivables after the invoice becomes past due, but to charge interest on lease receivables. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments on the outstanding accounts receivable and outstanding lease financing and other receivables. The allowances are each maintained at a level considered appropriate based on historical and other factors that affect collectibility. These factors include historical trends of write-offs, recoveries and credit losses; portfolio credit quality; and current and projected economic and market conditions. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of the ability to make payments, additional allowances may be required.
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
Intangible assets: Intangible assets principally consist of costs in excess of fair values of net assets acquired in purchase transactions. These assets are assessed yearly for impairment at the beginning of the fourth quarter and also between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Definite lived assets are amortized using the straight-line method.

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
In April 2005, the Securities and Exchange Commission (“SEC”) issued a release that amends the compliance dates for Statement 123(R). In compliance with the SEC’s rule the Company has applied Statement 123(R) as of January 1, 2006.
The Company has three stock-based compensation plans, which are described more fully in Note 5. Prior to January 1, 2006, as permitted by Statement 123, the Company accounted for these plans using the intrinsic value method of APB Opinion No. 25. Stock compensation expense reflected in net income prior to January 1, 2006 related to restricted stock awards which vested over four years through 2004 and three years beginning in 2005. With regard to stock options granted, no stock-based employee compensation expense was reflected in net income (loss) prior to January 1, 2006, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock at the date of grant.
The Company has adopted Statement 123(R) using the modified prospective method in which compensation cost is recognized (a) based on the requirements of Statement 123(R) for all share-based payments granted after January 1, 2006 and (b) based on the requirements of Statement 123(R) for all awards granted to employees prior to January 1, 2006 that remained unvested on January 1, 2006. The fair value of options is estimated using a Black-Scholes option pricing model. Results for prior periods have not been restated.
Accordingly, the adoption of Statement 123(R)’s fair value method has reduced the Company’s income before taxes and net income by $.6 million in the three months ended March 31, 2006. Had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 5.
Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow. This requirement increased net operating cash flows and reduced net financing cash flows by $.1 million in the three months ended March 31, 2006. The amount included in operating cash flows recognized for such excess tax deductions was $.1 million in the three months ended March 31, 2005.
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
Cash flow hedge: A hedge of a forecast transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability is declared as a cash flow hedge. The effective portion of the change in the fair value of a derivative that is declared as a cash flow hedge is recorded in accumulated other comprehensive income (loss). When the hedged item impacts the income statement, the gain or loss included in accumulated other comprehensive income (loss) is reported on the same line in the consolidated statements of income as the hedged item. In addition, both the fair value of changes excluded from the Company’s effectiveness assessments and the ineffective portion of the changes in the fair value of derivatives used as cash flow hedges are reported in selling, general and administrative expenses in the consolidated statements of income.
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
Income (loss) per share: Basic net income per share is calculated using income (loss) available to common shareholders (net income or loss) divided by the weighted average number of common shares outstanding during the period. Diluted net income per share is calculated in the same manner except that the denominator is increased to include the weighted number of additional shares that would have been outstanding had dilutive stock option shares been actually issued. The Company uses the treasury stock method to calculate dilutive shares.
     3. INVENTORIES
Inventories are summarized as follows:

	March 31,	December 31,
	2006	2005
Raw materials	$64.2	$58.5
Work in progress	54.0	59.3
Finished goods	56.3	40.2

Total inventories	$174.5	$158.0

     4. PROPERTIES AND EQUIPMENT
Properties and equipment are summarized as follows:

	March 31,	December 31,
	2006	2005
Land	$7.7	$8.0
Buildings and improvements	55.1	54.2
Machinery and equipment	228.9	224.8
Accumulated depreciation	(197.6)	(194.2)

Total properties and equipment	$94.1	$92.8

     5. STOCK-BASED COMPENSATION PLANS
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
The plan approved in April 2005 authorized the grant of up to 4.0 million benefit shares or units until April 2015. These share or unit amounts exclude amounts that were issued under predecessor plans. Benefit shares or units include incentive and non-incentive stock options, stock awards and other stock units.
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
The fair value of each option grant was estimated using the Black-Scholes option pricing model with the following assumptions for the three month periods ending March 31:

	2006	2005
Dividend yield	1.3%	1.7%
Expected volatility	30%	27%
Risk free interest rate	4.6%	4.2%
Weighted average expected option life in years	7	8
Weighted average per share value of options granted during the period	$5.99	$5.10
Compensation expense recorded in the period	$.6 million
The expected volatility was calculated based on an analysis of the Company’s share price over the last seven years, which is the weighted average expected option life. The expected option life is calculated based on a comparison to historical data, management believes that future exercise and post-vesting termination behavior is likely to be consistent with historic trends.
Stock option activity for the three month period ended March 31, 2006 was as follows:

		Weighted Average
	Option Shares	Price per Share
	2006	2006
	(in millions)
Outstanding at beginning of year	2.7	$19.15
Granted	5	16.97
Cancelled or expired	(.3)	22.19
Exercised	.0	15.94

Outstanding at end of period	2.9	$18.48

Exercisable at end of period	1.8	$19.52

The following table summarizes information concerning stock options outstanding as of March 31, 2006 under all plans:

	Options Remaining			Options Exercisable
			Weighted		Weighted
		Weighted	Average		Average
		Average	Exercise		Exercise
Range of Exercise Prices	Shares	Remaining Life	Price	Shares	Price
	(in millions)	(in years)		(in millions)
$14.01 - $16.00	.3	7.4	$14.85	.3	$14.83
16.01 - 18.00	1.3	8.5	16.51	.3	16.12
18.01 - 20.00	.4	7.8	18.84	.3	18.91
20.01 - 22.00	.5	3.5	21.05	.5	21.05
22.01 - 24.00	.3	4.1	23.28	.4	23.52
24.01 - 26.00	.1	1.6	24.35	.0	25.56

	2.9	6.6	$18.48	1.8	$19.52

The following table illustrates the effect on net loss and loss per share for the three month period ended March 31, 2005 if the Company had applied fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, to all stock-based employee compensation. For purposes of pro forma disclosure, the estimated fair value of the options using a Black-Scholes option pricing model is amortized to expense over the option’s vesting period.

2005
Reported net loss	$(.2)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	.4
Deduct: Total stock-based employee compensation expense determined under the fair-value method for all awards, net of related tax effects	(.7)

Pro forma net loss	$(.5)

Basic and diluted net loss per common share:
Reported net loss	$.00
Pro forma net loss	$(.01)
Stock award shares are granted to employees at no cost. Through 2004 awards primarily vested at the rate of 25% annually commencing one year from the date of award, provided the recipient was still employed by the Company on the vesting date. Beginning in 2005, awards primarily cliff vest at the third anniversary from the date of award, provided the recipient is still employed by the Company on the vesting date. The cost of stock awards, based on the fair market value at the date of grant, is being charged to expense over the respective vesting periods. The following table summarizes stock award grants for the three month period ended March 31, 2006:

2006
Number of shares granted (in millions)	.3
Fair value of shares granted	$5.6
Weighted average fair value per share	$17.01
Compensation expense recorded	$.7
The total before tax compensation cost relating to awards of stock options and stock shares not yet recognized at March 31, 2006 is $14.3 million. This will be amortized over a three year period.
     6. INCOME TAXES
The Company’s effective tax rate was 33.1% and 18.4% for the three-month periods ended March 31, 2006 and 2005, respectively. The lower tax rate for the three-month period ending March 31, 2005, reflects a one time benefit of 8.7% for a legislative change in the Finnish tax rate. R&D tax credits benefits of about 1% are not reflected in the three-month period ended March 31, 2006, as Congress has not yet extended the credit. Foreign tax effects are less favorable due to operating losses in China. Tax-exempt interest benefits are less favorable as the absolute dollar amount of tax-exempt interest is declining. The Company expects the tax rate for the year to be in the range of 30-32%.
     7. POSTRETIREMENT BENEFITS
The components of the Company’s net periodic pension expense for its benefit plans are summarized as follows:

	US Benefit Plans		Non-US Benefit Plan
	Three months ended		Three months ended
	March 31,		March 31,
	2006	2005	2006	2005
Service cost	$1.3	$1.1	$.0	$.0
Interest cost	2.3	1.6	.7	.7
Expected return on plan assets	(2.4)	(1.7)	(.9)	(.9)
Amortization of transition amount	.0	.0	.2	.2
Other	.5	.6	.0	.0

Net periodic pension expense	$1.7	$1.6	$.0	$.0

The Company contributed $10.0 million and $.3 million to its US benefit plans and $.4 million and $.2 million to its non-US benefit plan during the first three months of 2006 and 2005, respectively.
     8. DEBT
Short-term borrowings are summarized as follows:

	March 31,	December 31,
	2006	2005
Amended Credit Agreement	$.0	$.0
Other foreign lines of credit	5.7	6.6

Total short-term borrowings	$5.7	$6.6

On February 3, 2006, the Company entered into an Amended and Restated Credit Agreement (“Amended Credit Agreement”) and terminated the previous Revolving Credit Facility. The Amended Credit Agreement provides for borrowings of up to $110.0 million and matures March 31, 2009. Borrowings under the Amended Credit Agreement bear interest, at the Company’s option, at either the Base Rate or LIBOR, plus an applicable margin. The applicable margin ranges from .25% to 1.00% for Base Rate borrowings and 1.50% to 2.25% for LIBOR borrowings depending on the Company’s total indebtedness to capital ratio.
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
Weighted average interest rates on short-term borrowings were 5.50% and 7.25% at March 31, 2006 and December 31, 2005, respectively. The 7.25% rate shown for December 31, 2005 was associated with a small short-notice draw at a foreign subsidiary and is not reflective of the Company’s usual borrowing rates.
Long-term borrowings are summarized as follows:

	March 31,	December 31,
	2006	2005
Private placement – fixed rate	$145.0	$287.9
Private placement – floating rate	152.9	50.0
Loan agreement (described below)	85.8	91.4
Other	1.7	2.0

Total contractual debt obligations	385.4	431.3
Fair value of interest rate swaps	(7.1)	(6.9)
Unamortized balance of terminated fair value interest rate swaps	1.8	4.2

Total long-term borrowings, including current portion	380.1	428.6

	March 31,	December 31,
	2006	2005
Less current maturities	(29.8)	(66.0)
Less financial services activities — borrowings	(149.5)	(158.9)

Total long-term borrowings	$200.8	$203.7

On March 24, 2005, E-One, Inc. (“E-One”), a wholly-owned subsidiary of Federal Signal Corporation, entered into an agreement with Bank of America Leasing & Capital, LLC (the “Loan Agreement”) with respect to a nonrecourse loan facility (the “Facility”). E-One’s indebtedness and other obligations under the Loan Agreement are payable out of certain customer leases of emergency equipment and other collateral as described in the Loan Agreement. On March 24, 2005, E-One borrowed $75 million under the Facility. E-One borrowed an additional $29.2 million on December 15, 2005. Under the Loan Agreement, E-One may borrow additional amounts under the Facility, at the discretion of the lender, in an amount equal to 95% of the net present value of any additional customer leases included under the Facility. As of March 31, 2006, $5.6 million in lease payments in 2006 have been applied to reduce the Facility balance to $85.8 million.
The Loan Agreement contains covenants and events of default that are ordinary and customary for similar credit facilities. At the election of E-One, the Facility bears interest at a fixed rate or a floating LIBOR rate. The $85.8 million outstanding at March 31, 2006 in the Facility bore interest at a 30-day floating LIBOR rate plus 1.35% (6.10% as of March 31, 2006). The obligations of E-One under the Loan Agreement are nonrecourse to E-One and the Company, except with respect to certain representations and warranties. E-One’s recourse obligations under the Loan Agreement are guaranteed by the Company.
In connection with the closing of the Loan Agreement in 2005, the Company utilized the proceeds from the initial funding of the Loan Agreement to repay approximately $63.0 million outstanding under its previous revolving credit facility, and the remainder of the proceeds were used by the Company for general corporate purposes.
On March 23, 2006 the Company paid $40 million on a $65 million Private Placement note maturing in November 2006. Accrued interest with the payment was $0.8 million.
For each of the above Private Placement notes, significant covenants consist of a maximum debt-to-capitalization ratio and minimum net worth. At March 31, 2006, all of the Company’s retained earnings were free of any restrictions and the Company was in compliance with the financial covenants and agreements. The fixed Private Placement borrowings bear interest at rates ranging from 4.93% to 6.79% and mature between 2006 and 2013.
     9. GOODWILL
Changes in the carrying amount of goodwill for the quarter ended March 31, 2006, by operating segment, were as follows:

	Environmental		Safety
	Products	Fire Rescue	Products	Tool	Total
December 31, 2005	$125.8	$37.0	$88.7	$81.9	$333.4
Translation	.1	.4	.2	.0	0.7

March 31, 2006	$125.9	$37.4	$88.9	$81.9	$334.1

     10. OTHER INTANGIBLE ASSETS
The components of the Company’s other intangible assets as of March 31, 2006 were as follows:

	Weighted-
	average useful	Gross carrying	Accumulated	Net carrying
	life	value	amortization	value
	(Years)
Amortizable:
Developed software	6	$15.2	$(6.9)	$8.3
Patents	5-10	3.8	(2.8)	1.0
Other	3-5	1.1	.0	1.1

Total		$20.1	$(9.7)	$10.4

Amortization of other intangibles for the three-month periods ended March 31, 2006 and 2005 totaled $.6 million and $.5 million, respectively. The Company estimates that the aggregate amortization expense will be $2.4 million in 2006, $2.3 million in 2007, $2.2 million in 2008, $1.6 million in 2009, $1.0 million in 2010 and $1.5 million thereafter.
Other intangible assets are included in the condensed consolidated balance sheets within “Other deferred charges and assets.”
     11. DERIVATIVE FINANCIAL INSTRUMENTS
To manage interest costs, the Company utilizes interest rate swaps in combination with its funded debt. Interest rate swaps executed in conjunction with long-term private placements maturing between 2006 and 2012 effectively converted fixed rate debt to variable rate debt (fair value hedges). The Company is also party to agreements with financial institutions to swap interest rates in which the Company pays interest at a fixed rate on debt maturing between 2006 and 2010 and receives interest at variable LIBOR rates (cash flow hedges). In the second quarter of 2005, the Company dedesignated a fair value hedge. The derivative does not qualify for hedge accounting under SFAS No. 133 and is marked-to-market with the offsetting adjustment recorded to income.
On March 21, 2006 the Company terminated a fair value swap for cash payments of $1.6 million. The swap generated a deferred loss of $1.6 million to be amortized over the remaining life of the underlying debt which matures in December 2012.
The Company designates foreign currency forward exchange contracts as fair value hedges to protect against the variability in exchange rates on short-term intercompany borrowings and firm commitments denominated in foreign currencies maturing between 2006 and 2007. The Company also manages the volatility of cash flows caused by fluctuations in currency rates by entering into foreign exchange forward and option contracts. These derivative instruments hedge portions of the Company’s anticipated third party purchases and forecast intercompany sales denominated in foreign currencies maturing between 2006 and 2007.
On March 24, 2006 and March 31, 2006 the Company terminated foreign exchange hedges for net cash proceeds and a gain of $.3 million and $.4 million, respectively.
The following table summarizes the Company’s derivative instruments as of March 31, 2006:

	Notional	Fair
	amount	value
Interest rate contracts:
Fair value swaps	$202.9	$(10.5)
Cash flow swaps	105.0	4.3

Total interest rate contracts	$307.9	$(6.2)

Foreign currency contracts:
Cash flow forwards	$11.5	$0.2
Fair value forwards	6.0	0.1
Options	22.1	(0.3)

Total foreign currency contracts	$39.6	$0.0

The Company expects $0.1 million of pre-tax net losses that are reported in accumulated other comprehensive income as of March 31, 2006 to be reclassified into earnings during the next twelve months.
     12. RESTRUCTURING CHARGES
In 2004, the Company announced the implementation of a number of initiatives including restructuring of certain of its operations and the dispositions of certain assets. The 2004 restructuring initiatives focused on plant consolidations and product rationalization in order to streamline the Company’s operations; the actions taken were aimed at improving the profitability of the fire rescue and European tooling businesses as well as improving the Company’s overhead cost structure. The asset dispositions consisted of asset sales of certain operations the Company considered no longer integral to the long-term strategy of its business. These restructuring initiatives were complete as of December 31, 2005.

The following table summarizes the 2004 restructuring actions taken and the pre-tax charges (credits) to expense for 2004 and 2005.

		Pre-tax restructuring charges
		Year ended	Year ended
		December 31,	December 31,	Total
Group	Initiative	2004	2005	charges
Fire Rescue	Closure of the production facilities located in Preble, New York and consolidation of U.S. production of fire rescue vehicles into the Ocala, Florida operations; completed in the first quarter of 2005	$5.4	$.9	$6.3
Tool	Reducing manufacturing activities related to tooling products in France and consolidation production to its Portugal facility; completed in the fourth quarter of 2005	1.2	(.2)	1.0
Corporate	Planning and organizing restructuring activities	.4	.0	.4

		$7.0	$0.7	$7.7

Included in the 2005 restructuring charges of $.7 million is $.3 million incurred in the first quarter of 2005.
     13. DISCONTINUED OPERATIONS
The following table presents the operating results of the Company’s discontinued operations for the three month period ended March 31, 2006 and 2005:

	Three months ended
	3/31/06	3/31/05
Net sales	$16.7	$16.2
Costs and expenses	(20.2)	(22.6)

(Loss) income before income taxes	(3.5)	(6.4)
Income tax charge (benefit)	(1.2)	(1.9)

(Loss) income from discontinued operations	$(2.3)	$(4.5)

In December 2005, the Company determined that its investment in the refuse business, operating under the Leach brand name, is no longer strategic. The assets of this business were held for sale as of December 31, 2005 and the Company is evaluating divestiture alternatives for this business.
In December 2005, the Company completed the closure of operations at Federal APD do Brasil, LTDA. This business produced parking systems for the local market primarily in Brazil.
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
The 2005 restructuring charge includes $1.1 million of charges incurred in the first quarter. The restructuring initiative was completed in the fourth quarter of 2005.
The following table shows an analysis of assets and liabilities of discontinued operations as of March 31, 2006 and

December 31, 2005:

	March 31,	December 31,
($ in millions)	2006	2005
Current assets	$26.6	$26.8
Properties and equipment	7.0	6.8
Long-term assets	5.8	5.8

Total assets	39.4	39.4

Current liabilities	$23.6	$22.3
Long-term liabilities	.0	2.0

Total liabilities	$23.6	$24.3

     14. LEGAL PROCEEDINGS
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
     15. NET INCOME (LOSS) PER SHARE
The following table summarizes the information used in computing basic and diluted income (loss) per share:

	Three months ended March 31,
	2006	2005
Numerator for both basic and diluted income per share computations — Net income (loss)	$.1	$(0.2)

Denominator for basic income (loss) per share – Weighted average shares outstanding	48.3	48.2
Effect of employee stock options (potential dilutive common shares)	.0	.0

Denominator for diluted income (loss) per share – Adjusted shares	48.3	48.2

Diluted income (loss) per share is calculated by dividing net income (loss) by the weighted average common shares outstanding plus additional common shares that would have been outstanding assuming the exercise of in-the-money stock options. As of March 31, 2005, .1 million employee stock options were considered potential dilutive common shares. These stock options, however, are antidilutive due to the net loss for the period ended March 31, 2005. As a result, they are excluded from the denominator for the diluted income per share calculation. There are total options outstanding of 2.9 million and 3.0 million as of March 31, 2006 and 2005, respectively.
     16. SEGMENT INFORMATION
The following table summarizes the Company’s operations by segment for the three-month periods ended March 31, 2006 and 2005:

	Three months ended March 31,
	2006	2005
Net sales
Environmental Products	$97.7	$82.3
Fire Rescue	75.7	70.9
Safety Products	68.2	69.2
Tool	42.1	41.6

Total net sales	$283.7	$264.0

Operating income
Environmental Products	$7.8	$7.5
Fire Rescue	(3.0)	(3.6)
Safety Products	7.4	8.5
Tool	3.4	4.0
Corporate expense	(6.1)	(4.9)

Total operating income	9.5	11.5
Interest expense	(5.9)	(6.1)
Other income (expense)	.0	(0.1)

Income before income taxes	$3.6	$5.3

There have been no material changes in total assets from the amount disclosed in the Company’s last annual report.
     17. COMMITMENTS AND GUARANTEES
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
Changes in the Company’s warranty liabilities for the three-month periods ended March 31, 2006 and 2005 were as follows:

	Three months ended March 31,
	2006	2005
Balance at January 1	$12.1	$11.1
Provisions to expense	2.7	3.8
Actual costs incurred	(3.3)	(3.9)

Balance at March 31	$11.5	$11.0

The Company guarantees the debt of a third-party dealer that sells the Company’s vehicles. The notional amounts of the guaranteed debt as of March 31, 2006 totaled $.7 million. No losses have been incurred as of March 31, 2006.
The Company also provides residual value guarantees on vehicles sold to certain customers. Proceeds received in excess of the fair value of the guarantee are deferred and amortized into income ratably over the life of the guarantee. The Company recorded these transactions as operating leases and recognized liabilities equal to the fair value of the guarantees. The notional amounts of the residual value guarantees totaled $2.6 million as of March 31, 2006. No losses have been incurred as of March 31, 2006. The guarantees expire between 2006 and 2010.
     18. NEW ACCOUNTING PRONOUNCEMENTS
In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”, which amends ARB 43, Chapter 4, “Inventory Pricing”. SFAS No. 151 clarifies the treatment of abnormal amounts of idle facility expense, freight, handling costs, and wasted materials to be treated as current-period charges. The provisions of SFAS No. 151 are effective for fiscal years beginning after June 15, 2005. The Company currently applies overhead based upon actual rates excluding the influences of abnormal shutdown periods. Management has reviewed the implications of SFAS No. 151 and determined its adoption will have no material effect on the Company’s consolidated results of operations and statement of financial position. The Company has applied the provisions of SFAS No. 151 as of January 1, 2006.
In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets” which was effective for fiscal periods beginning after June 15, 2005. The statement eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in APB 29 and replaces it with an exception for exchanges that do not have commercial substance. The Company has applied the provisions of SFAS No. 153 as of January 1, 2006 and has determined that the statement does not have a material effect on the Company’s consolidated results of operations or consolidated financial position.
In March 2005, the FASB issued Statement of Financial Accounting Standards Interpretation Number 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations.” FIN 47 provides clarification regarding the meaning of the term “conditional asset retirement obligation” as used in SFAS 143, “Accounting for Asset Retirement Obligations.” FIN 47 is effective no later than the end of the Company’s fiscal year ending December 31, 2006. The Company has determined that the adoption will have no material effect.
In May 2005, the FASB issued SFAS 154, “Accounting for Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 changes the requirements with regard to the accounting for and reporting a change in an accounting principle. The provisions of SFAS 154 require, unless impracticable, retrospective application to prior periods presented in financial statements for all voluntary changes in an accounting principle and changes required by the adoption of a new accounting pronouncement in the unusual instance that the new pronouncement does not indicate a specific transition method. SFAS 154 also requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in an accounting estimate, which requires prospective application of the new method. SFAS 154 is effective for all changes in an accounting principle made in fiscal years beginning after December 15, 2005. The Company adopted SFAS 154 effective January 1, 2006.

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
Consolidated Results of Operations
The following table presents the Company’s results of operations for the three month periods ended March 31, 2006 and 2005, respectively (in millions):

	Three months ended March 31,
	2006	2005
Net sales	$283.7	$264.0
Cost of sales	(212.1)	(196.0)

Gross profit	71.6	68.0
Operating expenses	(62.1)	(56.2)
Restructuring charges	.0	(.3)

Operating income	9.5	11.5
Interest expense	(5.9)	(6.1)
Other (expense)	.0	(.1)
Income taxes	(1.2)	(1.0)

Net income from continuing operations	2.4	4.3
Loss from discontinued operations, net of tax	(2.3)	(4.5)

Net income (loss)	$0.1	$(0.2)

Other data:
Operating margin	3.3%	4.4%
Income per share — continuing operations	$.05	$.09

	2006	2005
Analysis of orders:
Total orders	$329.0	$276.1
Change in orders year on year	19.0%
Change in US municipal and government orders year over year	15.0%
Change in US industrial and commercial orders year over year	18.0%
Change in non-US orders year over year	26.0%
Revenues increased 7%, driven by higher volumes in Environmental Products and Fire Rescue, despite adverse currency impact of 2%. Income from continuing operations was $2.4 million, or $.05 per share, for the first quarter of 2006 on revenue of $283.7 million. For the same quarter last year, the Company earned $4.3 million from continuing operations, or $.09 per share, on revenue of $264.0 million. The decline in earnings reflects lower results for Safety Products and Tool, due primarily to charges for staffing and management changes, and planned increases in corporate expense to support growth initiatives and to centralize and streamline distributed transactional processes. Also impacting earnings unfavorably were the $.6 million after-tax impact of the change in the accounting treatment for stock-based compensation and a higher effective tax rate.
The Company recorded a $1.2 million tax expense in the first quarter on pre-tax earnings from continuing operations of $3.6 million, an effective tax rate of 33%. The tax rate was unusually low during 2005 because of a legislative change to the Finnish tax rate which resulted in a cumulative adjustment to deferred taxes.
The loss from discontinued operations improved to $2.3 million from $4.5 million in the prior year period, bringing net income to a breakeven level, unchanged from the first quarter of 2005.
Interest expense declined $0.2 million from the prior year period due to lower average borrowings, partially offset by higher short-term borrowing rates. At March 31, 2006, 55% of the Company’s debt was at a floating rate; the composite borrowing rate averaged 5.5%.
Orders and Backlog
Orders increased 19% in the first quarter of 2006 to $329.0 million from $276.1 million in the first quarter of 2005. US municipal and government orders rose 15% in the quarter; demand for all product lines increased, particularly sewer cleaners and warning systems.
US industrial and commercial orders increased 18% from the prior year due to increased demand for industrial vacuum trucks and for signaling and communications equipment.
Orders from non-US markets totaled $109.9 million, up 26% from the same quarter last year, with significant growth in Europe, Asia and the Middle East.
Due to the strong order rate, the quarter end backlog rose to $434.3 million, up 11% from the end of 2005.
Environmental Products
The following table summarizes the Environmental Products Group’s operating results for the three months ended March 31, 2006 and 2005, respectively (in millions):

	Three months ended March 31,
	2006	2005
Total orders	$113.5	$86.5
US orders	85.8	64.4
Non-US orders	27.7	22.1
Net sales	97.7	82.3
Operating income	7.8	7.5
Operating margin	8.0%	9.1%
Environmental Products revenue increased 19% in the quarter to $97.7 million while operating margin declined to 8.0% compared to 9.1% in the first quarter last year. Orders of $113.5 million were 31% above prior year, due to increased prices and strong demand for vacuum trucks, sewer cleaners, and European sweepers. Revenue grew 19% with higher shipment volumes and higher prices implemented to offset commodity price increases. The operating margin declined due to $.5 million of increased costs associated with implementing a new business system and $.4 million of operating losses as we start-up the new joint venture in Shanghai. The joint venture has successfully produced its first demonstration unit and has received initial orders.
Fire Rescue
The following table summarizes the Fire Rescue Group’s operating results for the three months ended March 31, 2006 and 2005, respectively (in millions):

	Three months ended March 31,
	2006	2005
Total orders	$94.2	$80.2
US orders	54.4	50.1
Non-US orders	39.8	30.1
Net sales	75.7	70.9
Operating loss	(3.0)	(3.6)
Operating margin	(4.0)%	(5.1)%
Fire Rescue revenue increased 7% to $75.7 million and operating margin improved modestly to (4.0%) compared with (5.1%) in the first quarter of 2005. At $94.2 million, orders rose 17% from the prior year, due to higher orders for Bronto aerial devices and continuing strong demand from US municipal customers. The increased demand for aerial devices reflects higher orders for the recently introduced 300-foot Bronto and share gains in international markets as articulated aerial platforms increasingly displace conventional aerial ladders.
Revenues for the group rose 7% mainly due to price actions taken in 2005 to recover escalating materials costs. The operating loss improved modestly due to higher realized prices in the US, largely offset by a less profitable sales mix out of the Finnish operation, operational inefficiencies in the Canadian plant and higher legal and consulting expenses. On April 25, 2006, the Board approved management’s recommendation to close the production facility in Red Deer, Canada before the end of the year, and to supply the Canadian market out of the US. The net financial impact of the closure is expected to be immaterial, and the group’s fixed cost position will improve modestly.
Safety Products
The following table summarizes the Safety Products Group’s operating results for the three months ended March 31, 2006 and 2005, respectively (in millions):

	Three months ended March 31,
	2006	2005
Total orders	$79.0	$66.4
US orders	47.1	43.3
Non-US orders	31.9	23.1
Net sales	68.2	69.2
Operating income	7.4	8.5
Operating margin	10.9%	12.3%
Safety Products revenue was essentially unchanged at $68.2 million compared to $69.2 million in the first quarter last year, and operating margin declined to 10.9% from 12.3%. Orders of $79.0 million improved 19% from the comparable quarter of 2005, despite the adverse effect of the sale of two industrial lighting product lines in the third quarter of 2005. Revenues declined slightly as lower airport parking system installation revenue and the $2.6 million impact of the product line divestiture were not fully offset by revenue increases for other product lines, notably for police products. The operating margin decline is attributed to $1.0 million of costs incurred as a result of a change in management during the quarter.
Tool
The following table summarizes the Tool Group’s operating results for the three months ended March 31, 2006 and 2005, respectively (in millions):

	Three months ended March 31,
	2006	2005
Total orders	$42.3	$43.0
US orders	31.8	30.9
Non-US orders	10.5	12.1
Net sales	42.1	41.6
Operating income	3.4	4.0
Operating margin	8.1%	9.6%
Tool revenue was unchanged at $42.1 million, and operating margin declined to 8.1% from 9.6% in the first quarter of 2005. Revenue in the quarter was essentially flat compared with 2005 as the impact of slightly higher volumes and prices was substantially offset by unfavorable exchange rate effects. The decline in operating margin is the result of $.9 million of expenses related to a voluntary workforce reduction at the Dayton, Ohio plant, as well as operational productivity issues, caused by a recently identified implementation error made in the 2004 business system conversion, which increased costs by $.7 million in the quarter.
Corporate Expense
First quarter corporate expenses increased $1.2 million from the same quarter last year due to higher staffing and compensation costs, partly offset by lower external audit fees. The staffing and compensation increase includes the addition of corporate development resources to support growth initiatives, and higher expenses to support the centralization and transition to more effective transactional systems.
Also contributing to the increase is a $.6 million impact of expensing stock options in accordance with the provisions of FAS 123(R). The Company adopted FAS 123(R) from January 1, 2006 using the modified prospective method.
Restructuring and Discontinued Operations
The Company reported a net after-tax loss from discontinued operations of $2.3 million in the first quarter, related to the Leach refuse truck body business which was discontinued in the fourth quarter of 2005. This compares with a net after-tax loss from discontinued operations of $4.5 million in the first quarter of 2005. The reduced loss reflects improved productivity and higher price realizations. Negotiations regarding the sale of this business are ongoing.
In continuing operations, the Company incurred no net restructuring charges in the quarter compared with $0.3 million in the prior year period.
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
The following table presents the Company’s cash flows for the three month periods ended March 31, 2006 and 2005, respectively (in millions):

	Three months ended March 31,
	2006	2005
Operating cash flow	$(4.1)	$19.9
Capital expenditures, net	(5.6)	(5.2)
Borrowing activity, net	(47.2)	30.0
Dividends	(2.9)	(4.8)
Treasury stock purchases	(3.0)	.0
All other, net	(2.0)	.5

Increase (decrease) in cash and cash equivalents	$(64.8)	$40.4

Cash flow used in operations totaled $4.1 million in the quarter including a $10.0 million contribution to the US defined benefit pension fund. This compares to cash flow from operations of $19.9 million in first quarter 2005, which included less than $1 million in pension contributions. The cash flow reduction reflects the incremental pension contribution and an increase in working capital during the quarter. The prior year quarter included a significant reduction in working capital.
Average working capital as a percentage of revenue declined for all four operating groups.
Cash balances at March 31, 2006 totaled $27.1 million, down from $91.9 million at year-end 2005. During the quarter, the Company retired early a $40.0 million private placement which was maturing in November 2006. Also during the quarter, the Company repurchased 175,000 shares of Federal Signal stock at an average price of $18.05 per share. This repurchase is consistent with the Company’s stated objective of offsetting the dilution impact of share-based compensation through periodic share repurchases.

Manufacturing debt as a percentage of capitalization was 39%, against 43% at the end of the fourth quarter. Manufacturing debt net of cash as a percent of capitalization totaled 36% at the end of the quarter, up from 34% at the end of the fourth quarter. At March 31, 2006, no amounts were drawn against the Company’s $110 million revolving credit line, and the Company was in compliance with all debt covenants.
Contractual Obligations and Commercial Commitments
The following table presents a summary of the Company’s contractual obligations (in millions):

	March 31,	December 31,
	2006	2005
Short-term debt obligations	$5.7	$6.6
Long-term debt obligations	385.4	431.3
Operating lease obligations	29.3	31.1
Fair value of interest rate swaps	6.2	6.7
Fair value of foreign currency contracts	.0	(1.4)

	$426.6	$474.3

Refer to Footnote 17 of the financial statements included in Part I of this Form 10-Q for a discussion of the Company’s commercial commitments (guarantees).
Critical Accounting Policies and Estimates
As of March 31, 2006, there were no material changes to the Company’s critical accounting policies and estimates disclosed in its Form 10-K for the year ended December 31, 2005.
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
Of the Company’s debt at March 31, 2006, $149.5 million was used to support financial services assets.
The Company also has foreign currency exposures related to buying and selling in currencies other than the local currency in which it operates. The Company utilizes foreign currency forward and option contracts to manage risks associated with sales and purchase commitments as well as forecast transactions denominated in foreign currencies.
The information contained under the caption “Contractual Obligations and Commercial Commitments” included in Item 2 of this Form 10-Q discusses the changes in the Company’s exposure to market risk during the first quarter of 2006. For additional information, refer to the discussion contained under the caption “Market Risk Management” included in Item 7 of the Company’s Form 10-K for the year ended December 31, 2005.
Item 4. Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2006. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2006. As a matter of practice, the Company’s management continues to review and document disclosure controls and procedures, including internal controls and procedures for financial reporting. From time to time, the Company may make changes aimed at enhancing the effectiveness of the controls and to ensure that the systems evolve with the business. During the quarter ended March 31, 2006, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II. Other Information
Item 1. Legal Proceedings
Footnote 14 of the financial statements included in Part I of this Form 10-Q is incorporated herein by reference.
Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

			Total Number of
			Shares Purchased as	Maximum Number of
	Total Number of	Average Price	Part of Publicly	Shares That May Yet
Period	Shares Purchased (a)	Paid per Share	Announced Plans	Be Purchased

January 2006	—	$—	—	—
February 2006	—	—	—	—
March 2006	175,000	18.05	175,000	—
April – June 2006	—	—	—	175,000

Total	175,000	$18.05	175,000	175,000

(a)	The program to repurchase 350,000 shares was approved by the Board of Directors’ on February 9, 2006. The Company disclosed this plan to repurchase shares to offset the dilution impact of stock based compensation in its Form 10-K filed on February 23, 2006.
Item 4. Submission of Matters to Security Holders
On April 25, 2006, the Company held its annual meeting of stockholders at which the following matters were presented to, and voted upon by the stockholders:
James E. Goodwin, James C. Janning and Robert D. Welding, each an incumbent director of the Company, were each reelected to a new term to expire at the annual meeting of stockholders in 2009. John F. McCartney, an incumbent director of the Company, was reelected to a new term to expire at the annual meeting of stockholders in 2007. The vote with respect to each of the nominees was as follows:

Name of Director	For	Withhold Authority
James E. Goodwin	43,343,546	894,656
James C. Janning	37,006,151	7,232,051
Robert D. Welding	43,695,887	542,315
John F. McCartney	43,763,680	474,522
Robert M. Gerrity, Robert S. Hamada, Charles R. Campbell and Paul W. Jones also serve as directors of the Company and each of their terms continued after the annual meeting of stockholders.
Item 5. Other Information.
On April 27, 2006, the Company issued a press release with respect to the results of operations for the first quarter of 2006 as well as other financial and statistical information with respect to its business and operations. A copy of the press release is filed as Exhibit 99.1 to this report.
Item 6. Exhibits

Exhibit 31.1	CEO Certification under Section 302 of the Sarbanes-Oxley Act
Exhibit 31.2	CFO Certification under Section 302 of the Sarbanes-Oxley Act
Exhibit 32.1	CEO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act
Exhibit 32.2	CFO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act
Exhibit 99.1	Press Release dated April 27, 2006

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Signal Corporation

Date: April 28, 2006	By:	/s/ Stephanie K. Kushner

Stephanie K. Kushner
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	CEO Certification under Section 302 of the Sarbanes-Oxley Act, is filed herewith.

31.2	CFO Certification under Section 302 of the Sarbanes-Oxley Act, is filed herewith.

32.1	CEO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act, is filed herewith.

32.2	CFO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act, is filed herewith.

99.1	Press Release dated April 27, 2006