Form 10-Q
period 2006-06-30
FEDERAL SIGNAL CORP /DE/
filed 2006-07-28
CIK 277509

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
     Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the Company is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act

☑ Large Accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer
     Indicate by check mark whether the Company is a shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the Company’s classes of common stock, as of the latest practicable date.

Title
Common Stock, $1.00 par value	48,071,604 shares outstanding at July 14, 2006

FEDERAL SIGNAL CORPORATION
INDEX TO FORM 10-Q

Part I. Financial Information
Item 1. Financial Statements
FORWARD-LOOKING STATEMENTS
This Form 10-Q, reports filed by Federal Signal Corporation and Subsidiaries (“the Company”) with the Securities and Exchange Commission (“SEC”) and comments made by management contain the words such as “may,” “will,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “project,” “estimate” and “objective” or the negative thereof or similar terminology concerning the Company’s future financial performance, business strategy, plans, goals and objectives. These expressions are intended to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include information concerning the Company’s possible or assumed future performance or results of operations and are not guarantees. While these statements are based on assumptions and judgments that management has made in light of industry experience as well as perceptions of historical trends, current conditions, expected future developments and other factors believed to be appropriate under the circumstances, they are subject to risks, uncertainties and other factors that may cause the Company’s actual results, performance or achievements to be materially different.
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

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended June 30,		Six months ended June 30,
($ in millions, except share data)	2006	2005	2006	2005
Net revenue	$319.3	$300.5	$603.0	$564.5
Costs and expenses:
Cost of sales	(236.1)	(227.5)	(448.2)	(423.5)
Selling, general and administrative	(58.9)	(56.8)	(121.0)	(113.0)
Restructuring charges		(.4)		(.7)

Operating income	24.3	15.8	33.8	27.3
Interest expense	(6.3)	(5.9)	(12.2)	(12.0)
Other expense, net	(.5)	(.1)	(.5)	(.2)

Income before income taxes	17.5	9.8	21.1	15.1
Income tax benefit (expense)	(5.8)	5.8	(7.0)	4.8

Income from continuing operations	11.7	15.6	14.1	19.9
Loss from discontinued operations and disposal, net of income tax benefit on $4.6 million and $2.9 million, respectively	(13.6)	(4.4)	(15.9)	(8.9)

Net income (loss)	$(1.9)	$11.2	$(1.8)	$11.0

COMMON STOCK DATA:
Basic and diluted net income (loss) per share:
Income from continuing operations	$.24	$.32	$.29	$.41
Loss from discontinued operations and disposal	(.28)	(.09)	(.33)	(.18)

Net income (loss)	$(.04)	$.23	$(.04)	$.23

Weighted average common shares outstanding
Basic	48.2	48.4	48.3	48.3
Diluted	48.2	48.4	48.3	48.3
Cash dividends per share of common stock	$.06	$.06	$.12	$.12
See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2006	2005	2006	2005
Net income (loss)	$(1.9)	$11.2	$(1.8)	$11.0
Other comprehensive income (loss), net of tax -
Foreign currency translation adjustments	3.6	(5.0)	7.2	(8.2)
Minimum pension liability				(.2)
Net derivative loss, cash flow hedges	(1.0)	(.8)	(1.4)	(.6)

Comprehensive income	$0.7	$5.4	$4.0	$2.0

See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30,	December 31,
($ in millions)	2006	2005 (a)
ASSETS
Manufacturing activities:
Current assets
Cash and cash equivalents	$16.9	$91.9
Accounts receivable, net of allowances for doubtful accounts of $3.5 million and $2.7 million, respectively	189.5	170.0
Inventories	178.8	158.0
Other current assets	19.6	24.8

Total current assets	404.8	444.7
Properties and equipment, net	94.5	92.8
Other assets
Goodwill, net of accumulated amortization	335.6	333.4
Other deferred charges and assets	48.3	40.0

Total manufacturing assets	883.2	910.9
Assets of discontinued operations	37.7	39.4
Financial services activities — Lease financing and other receivables, net of allowances for doubtful accounts of $3.8 million and $3.9 million, respectively	151.5	169.2
Total assets	$1,072.4	$1,119.5

LIABILITIES AND SHAREHOLDERS’ EQUITY
Manufacturing activities:
Current liabilities
Short-term borrowings	$26.2	$6.6
Current portion of long-term borrowings	39.7	66.0
Accounts payable	89.6	75.6
Customer deposits	29.3	33.0
Accrued liabilities and income taxes	97.1	98.6

Total current liabilities	281.9	279.8
Long-term borrowings	172.2	203.7
Long-term pension and other liabilities	52.3	50.5
Deferred income taxes	24.4	26.0

Total manufacturing liabilities	530.8	560.0
Liabilities of discontinued operations	27.8	24.3
Financial services activities — Borrowings	143.1	158.9

Total liabilities	701.7	743.2
Shareholders’ equity
Common stock, $1 par value per share, 90.0 million shares authorized, 49.2 million and 48.8 million shares issued, respectively	49.2	48.8
Capital in excess of par value	104.6	98.2
Retained earnings	270.2	278.9
Treasury stock, 1.1 million and .7 million shares at cost, respectively	(24.2)	(18.1)
Deferred stock awards	(8.2)	(4.8)
Accumulated other comprehensive loss	(20.9)	(26.7)

Total shareholders’ equity	370.7	376.3

Total liabilities and shareholders’ equity	$1,072.4	$1,119.5

(a)	The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date.
See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six months ended June 30,
($ in millions)	2006	2005
		Revised
Operating activities:
Net income (loss)	$(1.8)	$11.0
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on discontinued operations and disposal	15.9	8.9
Depreciation and amortization	10.7	11.0
Stock based compensation expense	3.3	.9
Lease financing and other receivables	17.7	19.8
Pension contributions	(10.7)	(.7)
Working capital (1)	(30.0)	27.0
Other	6.6	(23.8)

Net cash provided by operating activities	11.7	54.1
Net cash used for discontinued operating activities	(10.9)	(17.5)

Net cash provided by operating activities	.8	36.6

Investing activities:
Purchases of properties and equipment	(10.6)	(10.1)
Disposals of property and equipment, net		7.8
Other, net	(1.8)	.8

Net cash used for investing activities	(12.4)	(1.5)
Net cash provided by (used for) discontinued investing activities	.2	(4.5)

Net cash used for investing activities	(12.2)	(6.0)

Financing activities:
Increase (decrease) in short-term borrowings, net	19.6	(72.5)
Proceeds from issuance of long-term borrowings		75.0
Payments on long-term borrowings	(70.3)
Purchases of treasury stock	(6.1)	(1.6)
Cash dividends paid to shareholders	(5.8)	(7.7)
Other, net	(1.0)	(.1)

Net cash used for financing activities	(63.6)	(6.9)

Increase (decrease) in cash and cash equivalents	(75.0)	23.7
Cash and cash equivalents at beginning of period	91.9	14.9

Cash and cash equivalents at end of period	$16.9	$38.6

(1)	Working capital is net accounts receivable, inventories, accounts payable and customer deposits.
See notes to condensed consolidated financial statements.

================================================================================

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
In the opinion of management of the Company, the information contained herein reflects all adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods. Such adjustments are of a normal recurring nature. The operating results for the three and six month periods ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year of 2006.
The Company reports its interim quarterly periods on a 13-week basis ending on a Saturday with the fiscal year ending on December 31. For convenience purposes, the Company uses “June 30, 2006” to refer to its financial position as of July 1, 2006 and results of operations for the 13-week and 26-week periods ended July 1, 2006 and “June 30, 2005” to refer to its results of operations for 13-week and 26-week periods ended July 2, 2005.
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
Properties and depreciation: Properties and equipment are stated at cost. Depreciation, for financial reporting purposes, is computed principally on the straight-line method over the estimated useful lives of the assets. Depreciable lives range from 8 to 40 years for buildings and 3 to 15 years for machinery and equipment. Leasehold improvements are depreciated over the shorter of the remaining life of lease or the useful life of the improvement. Property, plant and equipment and other long-term assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets. Such analyses necessarily involve significant judgment.
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
In April 2005, the Securities and Exchange Commission (“SEC”) issued a release that amends the compliance dates for Statement 123(R). In compliance with the SEC’s rule, the Company has applied Statement 123(R) as of January 1, 2006.
The Company has three stock-based compensation plans, which are described more fully in Note 5. Prior to January 1, 2006, as permitted by Statement 123, the Company accounted for these plans using the intrinsic value method of APB Opinion No. 25. Stock compensation expense reflected in net income prior to January 1, 2006 related to restricted stock awards which vested over four years through 2004 and three years beginning in 2005. With regard to stock options granted, no stock-based employee compensation expense was reflected in net income (loss) prior to January 1, 2006, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock at the date of grant which was the measurement date.
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
Accordingly, the adoption of Statement 123(R)’s fair value method has reduced the Company’s income before taxes by $.7 million and $1.3 million and net income by $.4 million and $.8 million in the three and six months ended June 30, 2006, respectively. Had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 5.
Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow. This requirement increased net operating cash flows and reduced net financing cash flows by $.4 million in the six months ended June 30, 2006. The amount included in operating cash flows recognized for such excess tax deductions was $.4 million in the six months ended June 30, 2005.
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
Revenue recognition: The Company recognizes revenue when all of the following are satisfied: persuasive evidence of an arrangement exists, the price is fixed or determinable, collectibility is reasonably assured and title has passed or services have been rendered. Typically, title passes at time of shipment, however occasionally title passes later than shipment due to customer contracts or letter of credit terms. Loss contracts are recognized at the time the loss is reasonably estimable. Infrequently, a sales contract qualifies for percentage of completion or for multiple-element accounting. For percentage of completion revenues, the Company utilizes the cost-to-cost method and the contract payments are received either as progress payments as costs are incurred or based on installation and performance milestones. At the inception of a sales-type lease, the Company records the product sales price and related costs and expenses of the sale. Financing revenues are included in income over the life of the lease. Management believes that all relevant criteria and conditions are considered when recognizing revenues.
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
3. INVENTORIES
Inventories are summarized as follows:

	June 30,	December 31,
	2006	2005
Raw materials	$66.1	$58.5
Work in progress	59.8	59.3
Finished goods	52.9	40.2

Total inventories	$178.8	$158.0

4. PROPERTIES AND EQUIPMENT
Properties and equipment are summarized as follows:

	June 30,	December 31,
	2006	2005
Land	$7.7	$8.0
Buildings and improvements	55.1	54.2
Machinery and equipment	234.3	224.8
Accumulated depreciation	(202.6)	(194.2)

Total properties and equipment	$94.5	$92.8

In May 2005, the Company sold the land and buildings of the former refuse truck body plant in Oshkosh, Wisconsin for proceeds of $5.8 million and recorded a pre-tax gain of $1.0 million.
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
Stock options are granted at the fair market value of the shares on the date of grant. Through 2004, they normally became exercisable one year after grant at a rate of one-half annually and were exercisable in full on the second anniversary date. Beginning in 2005, stock options normally become exercisable at a rate of one-third annually and in full on the third anniversary date. All options and rights must be exercised within ten years from date of grant. At the Company’s discretion, vested stock option holders are permitted to elect an alternative settlement method in lieu of purchasing common stock at the option price. The alternative settlement method permits the employee to receive, without payment to the Company, cash, shares of common stock or a combination thereof equal to the excess of market value of common stock over the option purchase price. The Company intends to settle all such options in common stock.
The fair value of each option grant was estimated using the Black-Scholes option pricing model with the following assumptions for the three and six month periods ending June 30:

	Three months ended		Six months ended
	6/30/06	6/30/05	6/30/06	6/30/05
Dividend yield	1.3%	1.5%	1.3%	1.7%
Expected volatility	30.0%	27.0%	30.0%	27.0%
Risk free interest rate	5.0%	3.9%	4.6%	4.2%
Weighted average expected option life in years	7	8	7	8
The expected volatility was calculated based on an analysis of the Company’s share price over the last seven years, which is the weighted average expected option life. The expected option life is calculated based on a comparison to historical data as management believes that future exercise and post-vesting termination behavior is likely to be consistent with historic trends.
The fair value of options granted and compensation expense for the three and six months ended June 30, 2006 and 2005 are as follows:

	Three months ended		Six months ended
	6/30/06	6/30/05	6/30/06	6/30/05
Fair value of options granted during the period	$.2	$.5	$3.5	$2.7
Weighted average per share fair value of options granted during the period	$7.03	$4.25	$6.26	$4.91
Compensation expense recorded during the period	$.7		$1.3
Stock option activity for the six month period ended June 30, 2006 was as follows:

		Weighted Average
	Option Shares	Price per Share
	2006	2006
	(in millions)
Outstanding at beginning of year	2.7	$19.15
Granted	.5	17.05
Cancelled or expired	(.3)	21.71
Exercised		16.23

Outstanding at end of period	2.9	$18.47

Exercisable at end of period	1.9	$19.37

The following table summarizes information concerning stock options outstanding as of June 30, 2006 under all plans:

	Options Remaining			Options Exercisable
			Weighted		Weighted
		Weighted	Average		Average
		Average	Exercise		Exercise
Range of Exercise Prices	Shares	Remaining Life	Price	Shares	Price
	(in millions)	(in years)		(in millions)
$14.00 - $16.00	.3	7.1	$14.84	.3	$14.87
16.01 - 18.00	1.2	8.2	16.50	.4	16.12
18.01 - 20.00	.4	7.7	18.85	.3	18.89
20.01 - 22.00	.5	3.3	21.04	.5	21.05
22.01 - 24.00	.4	3.8	23.52	.4	23.54
24.01 - 27.00	.1	1.4	25.57	.0	25.56

	2.9	6.4	$18.47	1.9	$19.37

The aggregate intrinsic value, the difference between the exercise price and the closing price on June 30, 2006, is $.4 million. The closing price on June 30, 2006 was $15.14.
The following table illustrates the effect on net income and income per share for the three and six month periods ended June 30, 2005 if the Company had applied fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, to all stock-based employee compensation. For purposes of pro forma disclosure, the estimated fair value of the options using a Black-Scholes option pricing model is amortized to expense over the option’s vesting period.

	Three months ended	Six months ended
	6/30/05	6/30/05
Reported net income	$11.2	$11.0
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	.2	.5
Deduct: Total stock-based employee compensation expense determined under the fair-value method for all awards, net of related tax effects	(.5)	(1.2)

Pro forma net income	$10.9	$10.3

Basic and diluted net income per common share:
Reported net income	$.23	$.23
Pro forma net income	$.23	$.21
Stock award shares are granted to employees at no cost. Through 2004 awards primarily vested at the rate of 25% annually commencing one year from the date of award, provided the recipient was still employed by the Company on the vesting date. Beginning in 2005, awards primarily cliff vest at the third anniversary from the date of award, provided the recipient is still employed by the Company on the vesting date. The cost of stock awards, based on the fair market value at the date of grant, is being charged to expense over the respective vesting periods. The following table summarizes stock award grants for the six month period ended June 30, 2006:

		Weighted Average
	2006	Price per Share
Outstanding and non-vested at beginning of year	.4	$16.48
Granted	.3	17.27
Cancelled		16.06
Vested	(.1)	18.27

Outstanding and non-vested at end of period	.6	$16.74

Stock award compensation expense for the three and six months ended June 30, 2006 was $.9 million and $1.6 million, respectively.
The total before tax compensation cost relating to awards of stock options and stock shares not yet recognized at June 30, 2006 is $12.7 million. This will be amortized over a three year period.
6. INCOME TAXES
The Company’s effective tax rate was 33.2% for the three and six months ended June 30, 2006, respectively and (59.7%) and (32.0%) for the three and six months ended June 30, 2005, respectively. The lower tax rate for the six-month period ended June

30, 2005, reflects a cumulative benefit of (55.9%) for a tax reserve adjustment associated with settlement of a multi-year IRS audit, and also a cumulative one-time benefit of (3.1%) for a legislative change in the Finnish tax rate. R&D tax credits benefits of 1.3% were reflected in the three and six month period ended June 30, 2005, but no benefit is reflected this year as Congress has not yet extended the credit. Foreign tax effects are less favorable in the three and six month periods due to start-up costs in China for which no tax benefit has been recorded. Tax-exempt interest benefits are less favorable in the three and six month periods due to the decline in tax-exempt interest. The Company expects the tax rate for the year to be in the range of 30 – 33%. The Company intends to adopt the new FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, in the first quarter of 2007 and has not yet determined the impact, if any, this adoption will have.
7. POSTRETIREMENT BENEFITS
The components of the Company’s net periodic pension expense for its benefit plans are summarized as follows:

	US Benefit Plans				Non-US Benefit Plan
	Three months ended		Six months		Three months ended		Six months
	June 30,		ended June 30,		June 30,		ended June 30,
	2006	2005	2006	2005	2006	2005	2006	2005
Service cost	$1.2	$1.3	$2.5	$2.4	$.1	$.1	$.1	$.1
Interest cost	2.0	2.5	4.3	4.1	.6	.7	1.3	1.4
Expected return on plan assets	(2.4)	(2.7)	(4.8)	(4.4)	(1.0)	(.9)	(1.9)	(1.8)
Amortization of transition amount		(.1)		(.1)	.1	.4	.3	.4
Other	.6	.3	1.1	.9		(.2)

Net periodic pension expense	$1.4	$1.3	$3.1	$2.9	$(.2)	$.1	$(.2)	$.1

The Company contributed $10.0 million and $.3 million to its U.S. benefit plans and $.7 million and $.4 million to its non-U.S. benefit plans during the six months ended June 30, 2006 and 2005, respectively.
8. DEBT
Short-term borrowings are summarized as follows:

	June 30,	December 31,
	2006	2005
Amended Credit Agreement	$20.0	$.0
Other foreign lines of credit	6.2	6.6

Total short-term borrowings	$26.2	$6.6

On February 3, 2006, the Company entered into an Amended and Restated Credit Agreement (“Amended Credit Agreement”) and terminated the previous Revolving Credit Facility. The Amended Credit Agreement provides for borrowings of $110.0 million and matures March 31, 2009. Borrowings under the Amended Credit Agreement bear interest, at the Company’s option, at either the Base Rate or LIBOR, plus an applicable margin. The applicable margin ranges from .25% to 1.00% for Base Rate borrowings and 1.50% to 2.25% for LIBOR borrowings depending on the Company’s total indebtedness to capital ratio. Pursuant to the Company’s right in the Amended Credit Agreement to request a $15 million increase in the aggregate commitments, effective July 17, 2006, the Amended Credit Agreement has been increased to $125.0 million.
The Amended Credit Agreement contains certain financial covenants for each fiscal quarter ending on or after December 31, 2005 that include maintaining an interest coverage ratio of not less than 2.5 through September 30, 2006 and 3.0 thereafter. The Company has $20 million in borrowings outstanding under the Amended Credit Agreement as of June 30, 2006 and is in compliance with all covenants.
Weighted average interest rates on short-term borrowings were 8.15% and 7.25% at June 30, 2006 and December 31, 2005, respectively.
Long-term borrowings are summarized as follows:

	June 30,	December 31,
	2006	2005
Private placement — fixed rate	$230.7	$287.9
Private placement — floating rate	50.0	50.0
Loan agreement (described below)	79.3	91.4
Other	1.4	2.0

Total contractual debt obligations	361.4	431.3
Fair value of interest rate swaps	(8.0)	(6.9)
Unamortized balance of terminated fair value interest rate swaps	1.6	4.2

Total long-term borrowings, including current portion	355.0	428.6
Less current maturities	(39.7)	(66.0)
Less financial services activities — borrowings	(143.1)	(158.9)

Total long-term borrowings	$172.2	$203.7

On March 24, 2005, E-One, Inc. (“E-One”), a wholly-owned subsidiary of Federal Signal Corporation, entered into an agreement with Bank of America Leasing & Capital, LLC (the “Loan Agreement”) with respect to a nonrecourse loan facility (the “Facility”). E-One’s indebtedness and other obligations under the Loan Agreement are payable out of certain customer leases of emergency equipment and other collateral as described in the Loan Agreement. On March 24, 2005, E-One borrowed $75 million under the Facility. E-One borrowed an additional $29.2 million on December 15, 2005. Under the Loan Agreement, E-One may borrow additional amounts under the Facility, at the discretion of the lender, in an amount equal to 95% of the net present value of any additional customer leases included under the Facility. As of June 30, 2006, $12.1 million in lease payments in 2006 have been applied to reduce the Facility balance to $79.3 million.
The Loan Agreement contains covenants and events of default that are ordinary and customary for similar credit facilities. At the election of E-One, the Facility bears interest at a fixed rate or a floating LIBOR rate. The $79.3 million outstanding at June 30, 2006 in the Facility bore interest at a 30-day floating LIBOR rate plus 1.35% (6.56% as of June 30, 2006). The obligations of E-One under the Loan Agreement are nonrecourse to E-One and the Company, except with respect to certain representations and warranties. E-One’s recourse obligations under the Loan Agreement are guaranteed by the Company. The Company intends to continue to use this facility as a source of liquidity as new qualifying leases are written.
In connection with the closing of the initial Loan Agreement in 2005, the Company utilized the proceeds from the initial funding of the Loan Agreement to repay approximately $63.0 million outstanding under its previous revolving credit facility, and the remainder of the proceeds were used by the Company for general corporate purposes.
On March 23, 2006 the Company paid $40 million on a $65 million Private Placement note maturing in November 2006. Accrued interest with the payment was $0.8 million.
For each of the above Private Placement notes, significant covenants consist of a maximum debt-to-capitalization ratio and minimum net worth. At June 30, 2006, all of the Company’s retained earnings were free of any restrictions and the Company was in compliance with the financial covenants and agreements. The Private Placement borrowings bear interest at fixed and floating rates ranging from 4.93% to 6.79% and mature between 2006 and 2013.
9. GOODWILL
Changes in the carrying amount of goodwill for the six months ended June 30, 2006, by operating segment, were as follows:

	Environmental	Fire	Safety
	Products	Rescue	Products	Tool	Total
Goodwill balance December 31, 2005	$125.8	$37.0	$88.7	$81.9	$333.4
Translation	.2	1.2	.8		2.2

Goodwill balance June 30, 2006	$126.0	$38.2	$89.5	$81.9	$335.6

10. OTHER INTANGIBLE ASSETS
The components of the Company’s other intangible assets as of June 30, 2006 were as follows:

	Weighted-average	Gross carrying	Accumulated	Net carrying
	useful life	value	amortization	value
	(Years)
Amortizable:
Developed software	6	$15.2	$(7.3)	$7.9
Patents	5-10	3.8	(2.9)	.9
Other	3-5	1.1		1.1

Total		$20.1	$(10.2)	$9.9

Amortization of intangibles for the three and six months ended June 30, 2006 totaled $.6 million and $1.2 million, respectively and $.9 million and $1.4 million for the three and six months ended June 30, 2005, respectively. The Company estimates that the aggregate amortization expense will be $2.5 million in 2006, $2.3 million in 2007, $2.2 million in 2008, $1.6 million in 2009, $1.0 million in 2010 and $1.5 million thereafter.
Other intangible assets are included in the condensed consolidated balance sheets within “Other deferred charges and assets.”
11. DERIVATIVE FINANCIAL INSTRUMENTS
To manage interest costs, the Company utilizes interest rate swaps in combination with its funded debt. Interest rate swaps executed in conjunction with long-term private placements maturing between 2006 and 2012 effectively converted fixed rate debt to variable rate debt (fair value hedges). The Company is also party to agreements with financial institutions to swap interest rates in which the Company pays interest at a fixed rate on debt maturing between 2006 and 2010 and receives interest at variable LIBOR rates (cash flow hedges). In the second quarter of 2005, the Company dedesignated a derivative as a fair value hedge. The derivative did not qualify for hedge accounting under SFAS No. 133 and was marked-to-market with the offsetting adjustment recorded to income.
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
On March 24, 2006, March 31, 2006 and April 13, 2006 the Company terminated foreign exchange hedges for net cash proceeds and gains of $.3 million, $.4 million and $.4 million, respectively.
The following table summarizes the Company’s derivative instruments as of June 30, 2006:

	Notional	Fair
	amount	value
Interest rate contracts:
Fair value swaps	$165.7	$(11.7)
Cash flow swaps	105.0	3.7

Total interest rate contracts	$270.7	$(8.0)

Foreign currency contracts:
Cash flow forwards	$15.7	$(.9)
Fair value forwards	5.3	.1
Options	14.3	(.1)

Total foreign currency contracts	$35.3	$(0.9)

The Company expects $1.0 million of pre-tax net losses that are reported in accumulated other comprehensive income as of June 30, 2006 to be reclassified into earnings during the next twelve months.
12. RESTRUCTURING CHARGES
In 2004, the Company announced the implementation of a number of initiatives including restructuring of certain operations and dispositions of certain assets. The 2004 restructuring initiatives focused on plant consolidations and product rationalization in order to streamline the Company’s operations; the actions taken were aimed at improving the profitability of the fire rescue and European tooling businesses as well as improving the Company’s overhead cost structure. The asset dispositions consisted of asset sales of certain operations the Company considered no longer integral to the long-term strategy of its business. These restructuring initiatives were complete as of December 31, 2005.
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

Included in the 2005 restructuring charges of $.7 million is $.4 million incurred in the three months ended June 30, 2005 and $.7 million incurred in the six months ended June 30, 2005.
13. DISCONTINUED OPERATIONS
The following table presents the operating results of the Company’s discontinued operations for the three and six month periods ended June 30, 2006 and 2005:

	Three months ended		Six months ended
	6/30/06	6/30/05	6/30/06	6/30/05
Net sales	$17.3	$15.1	$34.0	$31.3
Costs and expenses	(34.3)	(20.5)	(54.5)	(43.1)

Loss before income taxes	(17.0)	(5.4)	(20.5)	(11.8)
Income tax benefit	3.4	1.0	4.6	2.9

Loss on discontinued operations and disposal	$(13.6)	$(4.4)	$(15.9)	$(8.9)

In December 2005, the Company determined that its investment in the refuse business, operating under the Leach brand name, is no longer strategic. The assets of this business were held for sale as of December 31, 2005. In May 2006, the Company entered into a definitive agreement for the sale of certain Leach refuse truck body business assets. The transaction includes specified inventories and equipment, including responsibility of the Wisconsin office and associated employees. The agreement is expected to close in the third quarter of 2006. The transaction does not include the Company’s Alberta manufacturing facility or Shanghai refuse joint venture. The second quarter 2006 loss from discontinued operations includes $10.5 million of after tax impairment charges related to the disposal of the refuse assets. Combined with the charges taken in the year ended December 31, 2005 this brings the total of after tax impairment charges related to this business to $44.6 million.
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
The 2005 restructuring charge includes $.1 million and $1.1 million of charges incurred for the three and six months ended June 30, 2005, respectively. The restructuring initiative was completed in the fourth quarter of 2005.
The following table shows an analysis of assets and liabilities of discontinued operations as of June 30, 2006 and December 31, 2005:

	June 30,	December 31,
($ in millions)	2006	2005
Current assets	$13.7	$26.8
Properties and equipment	3.7	6.8
Long-term assets	20.3	5.8

Total assets	37.7	39.4

Current liabilities	$16.5	$12.5
Long-term liabilities	11.3	11.8

Total liabilities	$27.8	$24.3

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
The Company has been sued in Chicago, Illinois by firefighters seeking damages claiming that exposure to the Company’s sirens has impaired their hearing and that the sirens are therefore defective. There are presently 33 cases filed during the period 1999-2004, involving a total of 2,498 plaintiffs pending in the Circuit Court of Cook County, Illinois. Of that total number, 18 plaintiffs have been dismissed outright and another 36 plaintiffs appeared in duplicate cases. These plaintiffs were dismissed from the duplicate cases. The plaintiffs’ attorneys have threatened to bring more suits in the future. The Company believes that these product liability suits have no merit and that sirens are necessary in emergency situations and save lives. The discovery phase of the litigation recommenced in 2004 and remains ongoing; the Company is aggressively defending the matters. The judge denied plaintiff’s motion to assert a claim for punitive damages on February 7, 2006. The Company successfully defended approximately 41 similar cases in Philadelphia, Pennsylvania in 1999 resulting in a series of unanimous jury verdicts in favor of the Company.
15. NET INCOME PER SHARE
The following table summarizes the information used in computing basic and diluted income per share:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Numerator for both basic and diluted income per share computations:
Net income (loss)	$(1.9)	$11.2	$(1.8)	$11.0

Denominator for basic income per share — weighted average shares outstanding	48.2	48.4	48.3	48.3
Effect of employee stock options (dilutive potential common shares)

Denominator for diluted income per share — adjusted shares	48.2	48.4	48.3	48.3

Diluted income (loss) per share is calculated by dividing net income (loss) by the weighted average common shares outstanding plus additional common shares that would have been outstanding assuming the exercise of in-the-money stock options. There are total options outstanding of $2.9 million and $2.8 million as of June 30, 2006 and 2005, respectively.
16. SEGMENT INFORMATION
The following table summarizes the Company’s operations by segment for the three-month and six-month periods ended June 30, 2006 and 2005:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Net revenue
Environmental Products	$103.5	$89.5	$201.2	$171.8
Fire Rescue	98.9	101.4	174.6	172.3
Safety Products	75.8	69.0	144.0	138.2
Tool	41.1	40.6	83.2	82.2

Total net revenue	$319.3	$300.5	$603.0	$564.5

Operating income (loss)
Environmental Products	$10.5	$8.3	$18.3	$15.8
Fire Rescue	3.2	.4	.2	(3.2)
Safety Products	10.6	8.6	18.0	17.1
Tool	4.1	4.0	7.5	8.0
Corporate expense	(4.1)	(5.5)	(10.2)	(10.4)

Total operating income	24.3	15.8	33.8	27.3
Interest expense	(6.3)	(5.9)	(12.2)	(12.0)
Other expense	(.5)	(.1)	(.5)	(.2)

Income before income taxes	$17.5	$9.8	$21.1	$15.1

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
Changes in the Company’s warranty liabilities for the six-month periods ended June 30, 2006 and 2005 were as follows:

	Six months ended June 30,
	2006	2005
Balance at January 1	$12.1	$11.1
Provisions to expense	5.6	6.8
Actual costs incurred	(4.6)	(5.5)

Balance at June 30	$13.1	$12.4

The Company guarantees the debt of a third-party dealer that sells the Company’s vehicles. The notional amounts of the guaranteed debt as of June 30, 2006 totaled $.7 million. No losses have been incurred as of June 30, 2006.
The Company also provides residual value guarantees on vehicles sold to certain customers. Proceeds received in excess of the fair value of the guarantee are deferred and amortized into income ratably over the life of the guarantee. The Company recorded these transactions as operating leases and recognized liabilities equal to the fair value of the guarantees. The notional amounts of the residual value guarantees totaled $2.6 million as of June 30, 2006. No losses have been incurred as of June 30, 2006. The guarantees expire between 2006 and 2010.

18. NEW ACCOUNTING PRONOUNCEMENTS
In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”, which amends ARB 43, Chapter 4, “Inventory Pricing”. SFAS No. 151 clarifies the treatment of abnormal amounts of idle facility expense, freight, handling costs, and wasted materials to be treated as current-period charges. The provisions of SFAS No. 151 are effective for fiscal years beginning after June 15, 2005. The Company currently applies overhead based upon actual rates excluding the influences of abnormal shutdown periods. The Company has applied the provisions of SFAS No. 151 as of January 1, 2006, its adoption has no material effect on the Company’s consolidated results of operations and statement of financial position.
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
In March 2005, the FASB issued Statement of Financial Accounting Standards Interpretation Number 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations.” FIN 47 provides clarification regarding the meaning of the term “conditional asset retirement obligation” as used in SFAS 143, “Accounting for Asset Retirement Obligations.” FIN 47 is effective no later than the end of the Company’s fiscal year ending December 31, 2006. The Company has determined that the adoption will have no material effect on the Company’s consolidated results of operations and statement of financial position.
In May 2005, the FASB issued SFAS 154, “Accounting for Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 changes the requirements with regard to the accounting for and reporting a change in an accounting principle. The provisions of SFAS 154 require, unless impracticable, retrospective application to prior periods presented in financial statements for all voluntary changes in an accounting principle and changes required by the adoption of a new accounting pronouncement in the unusual instance that the new pronouncement does not indicate a specific transition method. SFAS 154 also requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in an accounting estimate, which requires prospective application of the new method. SFAS 154 is effective for all changes in an accounting principle made in fiscal years beginning after December 15, 2005. The Company adopted SFAS 154 effective January 1, 2006. The Company has determined that the adoption will have no material effect on the Company’s consolidated results of operations and statement of financial position.
In July 2006, FASB issued Statement of Financial Accounting Standards Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes”. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company intends to adopt the FIN 48 effective January 1, 2007 and has not yet determined the impact, if any, this adoption will have.

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
Consolidated Results of Operations
The following table presents the Company’s results of operations for the three- and six-month periods ended June 30, 2006 and 2005, respectively (in millions):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Net revenue	$319.3	$300.5	$603.0	$564.5
Cost of sales	(236.1)	(227.5)	(448.2)	(423.5)

Gross profit	83.2	73.0	154.8	141.0
Operating expenses	(58.9)	(56.8)	(121.0)	(113.0)
Restructuring charges		(.4)		(.7)

Operating income	24.3	15.8	33.8	27.3
Interest expense	(6.3)	(5.9)	(12.2)	(12.0)
Other expense	(.5)	(.1)	(.5)	(.2)
Income tax benefit (expense)	(5.8)	5.8	(7.0)	4.8

Income from continuing operations	11.7	15.6	14.1	19.9
Loss from discontinued operations and disposal, net of tax	(13.6)	(4.4)	(15.9)	(8.9)

Net income (loss)	$(1.9)	$11.2	$(1.8)	$11.0

Other data:
Operating margin	7.6%	5.3%	5.6%	4.8%
Income per share — continuing operations	$.24	$.32	$.29	$.41

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Analysis of orders:
Total orders	$320.4	$292.7	$649.4	$568.8
Change in orders year on year	9%		14%
Change in US municipal and government orders year over year	13%		14%
Change in US industrial and commercial orders year over year	16%		17%
Change in non-US orders year over year	2%		13%
Revenues increased 6%, in the second quarter of 2006 compared to the second quarter of 2005 and by 7% for the six months ended June 30, 2006 compared to the same period in the prior year primarily driven by higher volumes in Environmental Products and to a lesser extent Safety Products. Price increases implemented to offset increased material costs also contributed to the increased revenues.
Corporate expenses were reduced to $4.1 million for the second quarter of 2006 compared to $5.5 million for the second quarter of 2005 and to $10.2 million from $10.4 million for the six months ended June 30, 2006 and 2005, respectively. The reduction reflects temporarily reduced spending associated with the Company’s ongoing hearing loss litigation and lower bad debt expense.
Interest expense in the second quarter of 2006 rose to $6.3 million compared to $5.9 in million the same quarter last year and was $12.2 million for the six months ended June 30, 2006 compared to the $12.0 million in the same period in the prior year, due to the rise in short-term borrowing rates, partially offset by lower average borrowings. Other expense in 2005 was reduced by a $1.0 million before tax gain associated with the disposal of the former refuse truck body plant in Oshkosh, Wisconsin.

Income from continuing operations was $11.7 million, or $.24 per share, for the second quarter of 2006 compared to $15.6 million from continuing operations, or $.32 per share for the same quarter last year. The 2005 result includes a $7.6 million or $.16 per share benefit related to the completion of a multi-year tax audit and $.01 per share in charges after taxes for restructuring activities. For the first six months of 2006, the Company reported income of $14.1 million or $.29 per share from continuing operations. In the comparable period of 2005, the Company recorded income of $19.9 million or $.41 per share from continuing operations, including a $7.6 million or $.16 per share in benefits related to the completion of a multi-year tax audit and $.01 per share in after-tax restructuring charges. The decrease in earnings from continuing operations for the six month period is primarily attributable to the absence of the aforementioned tax benefits in the prior year period. Also contributing to the decrease is a $1.3 million impact of expensing stock options in accordance with the provisions of SFAS 123(R). The Company adopted SFAS 123(R) from January 1, 2006 using the modified prospective method.
The Company’s effective tax rate was 33.2% and (32.0%) for the six-month periods ended June 30, 2006 and 2005, respectively. The effective tax rate of (32.0%) in 2005 reflected a benefit of $6.0 million primarily due to a reduction in reserves in the second quarter associated with the completion of an audit of the Company’s U.S. tax returns, which encompassed the years 1999-2003, a $1.6 million benefit recorded to recognize the differences that existed between the recorded deferred tax liabilities and the amount that should have been recorded based on an analysis of timing differences between financial reporting and tax reporting, as well as the effect of tax-exempt municipal income and a favorable adjustment to the Company’s recorded tax liabilities resulting from a reduction in Finnish legislated tax rates.
The loss from discontinued operations was $13.6 million in the second quarter of 2006 compared to $4.4 million in the prior year period, and $15.9 million in the six months ended June 30, 2006 compared to $8.9 million in the same period of 2005. The loss for 2006 includes $10.5 million of after tax impairment charges related to the disposal of the refuse assets.
Orders and Backlog
Orders increased 9% in the second quarter of 2006 to $320.4 million from $292.7 million in the second quarter of 2005. U.S. municipal and government orders rose 13% in the quarter due to strong demand for street sweepers, sewer cleaners and outdoor warning systems. Year to date US municipal and government orders are up 14% versus 2005.
US industrial and commercial orders increased 16% from the prior year due in part to increased demand for industrial vacuum trucks and for signaling and communications equipment. Year to date US industrial and commercial orders are up 17% versus 2005.
Orders from non-US markets totaled $106.1 million, up modestly from $103.8 million in 2005, reflecting higher orders in Europe and Latin America, but no large multi-unit vehicle orders. These large awards tend to be erratic and make quarterly comparisons difficult. Year to date non-US orders are up 13% versus 2005.
Due to the strong order rate, quarter-end backlog rose to $438 million, up from $434 million at the end of the first quarter of 2006 and up $26 million from the prior year quarter.
Environmental Products
The following table summarizes the Environmental Products Group’s operating results for the three and six month periods ended June 30, 2006 and 2005, respectively (dollars in millions):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Total orders	$113.9	$91.9	$227.4	$178.4
US orders	82.8	60.7	168.6	125.1
Non-US orders	31.1	31.2	58.8	53.3
Net revenue	103.5	89.5	201.2	171.8
Operating income	10.5	8.3	18.3	15.8
Operating margin	10.1%	9.3%	9.1%	9.2%

Orders of $113.9 million in the second quarter of 2006 exceeded the prior year quarter by 24%, and in the six months ended June 30, 2006 orders increased by 27% compared to the same period in the prior year, despite a large sweeper order for Kuwait which boosted orders in the prior year periods. Demand was particularly stronger for street sweepers, sewer cleaners, and vacuum trucks.
Revenue grew 16% in the second quarter compared with the same period in 2005 and by 17% in the six months ended June 30, 2006 compared with the same period in 2005 with significantly higher shipment volumes, particularly for vacuum trucks and European-produced street sweepers. Price increases implemented to recover increased material costs also contributed to the revenue growth. The operating margin improvement for the second quarter 2006 was driven by higher production levels, although the group continues to incur incremental costs to support growth initiatives, including the new venture in China. Also impacting group margins were expenses associated with the implementation of a new business system in the US; the first site went live successfully during the quarter.
Fire Rescue
The following table summarizes the Fire Rescue Group’s operating results for the three and six month periods ended June 30, 2006 and 2005, respectively (dollars in millions):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Total orders	$85.6	$93.0	$179.8	$173.2
US orders	51.2	58.9	105.6	109.0
Non-US orders	34.4	34.1	74.2	64.2
Net revenue	98.9	101.4	174.6	172.3
Operating income (loss)	3.2	.4	.2	(3.2)
Operating margin	3.2%	.4%	.1%	(1.9)%
At $85.6 million in the second quarter of 2006, orders were 8% below the prior year quarter due to the timing of orders for US municipal customers. Last year in the second quarter, US municipal orders included a large multi-unit order for the Kansas City, Missouri fire department. Partly offsetting were higher orders for aerial equipment as Bronto articulated aerial devices continue to displace traditional ladders in international markets. The implementation of the new EZ-One configurator is on track; during the second quarter, 50% of new E-One trucks ordered were being accepted using this new tool.
The operating margin improved significantly in the second quarter of 2006 and for the six months ended June 30, 2005 compared with the same periods in 2005 as a result of higher realized prices and reduced warranty, medical, and other expenses in the Ocala, Florida operation. Partly offsetting these improvements were lower earnings at the Finnish aerial device production facility. The plant in Finland is experiencing some temporary production constraints due to sourcing and other initiatives taken in order to build capacity to support strong demand.
During the first quarter, the Company announced its decision to close a production plant in Red Deer, Alberta before the end of the year. This closure is consistent with the Company’s announced strategy of streamlining and shifting its manufacturing footprint. The wind-down of operations is proceeding smoothly. Negotiations are underway with a potential buyer for the Canadian plant, and the sale is expected to close before year-end.
Safety Products
The following table summarizes the Safety Products Group’s operating results for the three and six month periods ended June 30, 2006 and 2005, respectively (dollars in millions):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Total orders	$80.1	$67.5	$159.1	$133.9
US orders	50.5	40.7	97.6	84.0
Non-US orders	29.6	26.8	61.5	49.9

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Net revenue	75.8	69.0	144.0	138.2
Operating income	10.6	8.6	18.0	17.1
Operating margin	14.0%	12.5%	12.5%	12.4%
Orders improved 19% in the second quarter of 2006 and in the six months ended June 30, 2006 compared to the comparable periods in 2005 with strength across all product lines, notably warning and industrial electrical products. Warning systems demand is particularly robust for military and tsunami systems; second quarter orders include a large tsunami warning system for the State of Washington.
The significant revenue increase in the second quarter of 2006 and in the six months ended June 30, 2006 compared to the comparable periods in 2005 was led by police products globally and by industrial electrical products on the strength of the oil and gas markets. Year over year increases in these and other product lines were partially offset by the absence of $3 million of revenue from two industrial lighting product lines which were divested in the third quarter of 2005.
The operating margin increase resulted from higher realized prices and improved volumes of higher margin products. Partly offsetting these benefits are increased staffing expenses associated with management changes and increased spending on product development.
Tool
The following table summarizes the Tool Group’s operating results for the three and six month periods ended June 30, 2006 and 2005, respectively (dollars in millions):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Total orders	$40.8	$40.3	$83.1	$83.3
US orders	29.8	28.6	61.6	59.5
Non-US orders	11.0	11.7	21.5	23.8
Net revenue	41.1	40.6	83.2	82.2
Operating income	4.1	4.0	7.5	8.0
Operating margin	10.0%	9.9%	9.0%	9.7%
Orders and revenue in the second quarter of 2006 and in the six months ended June 30, 2006 were essentially flat compared with the comparable period in 2005, with stronger sales to US die component tooling customers, offset by weaker sales in Europe. The operating margin in 2006 for the second quarter of 2006 and the six months ended June 30, 2006 reflect the positive impacts of a more favorable product mix and lower overall spending, offset by lower productivity, when compared to the comparable periods in 2005. The $.8 million of lower productivity is associated with the residual impact of operational problems associated with an implementation error made in the 2004 ERP conversion, which was identified and reported during the first quarter. That productivity issue has been successfully addressed and is expected to have no material adverse impact during the second half of the year.
Corporate Expense
Corporate expenses were reduced to $4.1 million for the second quarter of 2006 compared to $5.5 million for the second quarter of 2005 and to $10.2 million from $10.4 million for the six months ended June 30, 2006 and 2005, respectively. The reduction in the second quarter reflects temporarily reduced spending associated with the Company’s ongoing hearing loss litigation and lower bad debt expenses. These savings have been partially offset by staffing and compensation increases to facilitate the addition of corporate development resources to support growth initiatives, and higher expenses to support the centralization of and transition to more effective transactional systems.
Restructuring and Discontinued Operations
The loss from discontinued operations was $13.6 million in the second quarter of 2006 compared to $4.4 million in the prior year period, and $15.9 million in the six months ended June 30, 2006 compared to $8.9 million in the same period of 2005. The loss for 2006 includes $10.5 million of after tax impairment charges related to the disposal of the refuse assets. In May 2006 the Company entered into a definitive agreement for the sale of certain refuse truck body business assets. The sale of these assets is expected to be substantially completed in the third quarter of 2006.
In continuing operations, the Company incurred no net restructuring charges in the second quarter of 2006 or in the six months ended June 30, 2006 compared with $0.4 million and $0.7 million, respectively in the comparable prior year periods.
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
The following table summarizes the Company’s cash flows for the six months ended June 30, 2006 and 2005, respectively (in millions):

	Six months ended June 30,
	2006	2005
Operating cash flow	$.8	$36.6
Investing, net	(12.2)	(6.0)
Borrowing activity, net	(50.7)	2.5
Dividends	(5.8)	(7.7)
Treasury stock purchases	(6.1)	(1.6)
Other, net	(1.0)	(.1)

Increase (decrease) in cash and cash equivalents	$(75.0)	$23.7

Cash provided by operations totaled $4.9 million in the second quarter of 2006 and $.8 million year to date. This represents a sharp decrease from the same period in 2005, where operating cash flow totaled $36.6 million year to date. The year to date change reflects increased working capital to support higher sales compared to the prior year and a $10.7 million contribution to the Company’s pension plan compared to a $.7 million contribution in the six months ended June 30, 2005. Financial services activities generated $17.7 million in cash flow for the six months ended June 30, 2006 and $19.8 million in the same period in 2005 due to the planned wind-down of the taxable portfolio and early loan payoffs. In 2005 net capital expenditures were reduced by property disposals totaling $7.8 million, there were no property disposals in 2006. Treasury stock purchases reflect the Company’s policy to purchase shares to offset the dilutive effects of stock based compensation.
At quarter end, primary working capital totaled $249.4 million, increased from $223.5 million at the end of the comparable prior year period. The increase is primarily due to the demands of the increased sales compared to the prior year. Year-to-date 2006 average primary working capital as a percentage of revenue has declined to 19.8% from 20.8% at the same time last year.
Cash balances on June 30, 2006 totaled $16.9 million, down from $27.1 million at the end of the first quarter 2006. The cash reduction in the second quarter reflects increased working capital requirements and the repurchase of $3.1 million of Company stock which was intended to counteract the dilution effect of share-based compensation. The Company may continue to repurchase modest quantities of stock during the next two quarters.
Manufacturing debt net of cash as a percent of capitalization totaled 38% at the end of the quarter, moderately up from 36% at the end of the first quarter. On June 30, 2006, $20 million in borrowings was drawn against the Company’s $110 million Amended Credit Agreement revolving credit line, and the Company was in compliance with all debt covenants. Pursuant to an option under the original agreement, the Company increased its Amended Credit Agreement to $125 million, effective July 17,

2006. In November 2006, a $25 million tranche of the Company’s private placement borrowings will mature. The Company intends to repay this amount using a combination of cash flow from operations and borrowings under the Amended Credit Agreement revolving credit line, or additional borrowings under the Bank of America leasing facility.
Contractual Obligations and Commercial Commitments
The following table presents a summary of the Company’s contractual obligations (in millions):

	June 30,	December 31,
	2006	2005
Short-term obligations	$26.2	$6.6
Long-term debt obligations	361.4	431.3
Operating lease obligations	27.4	31.1
Fair value of interest rate swaps	8.0	6.7
Fair value of foreign currency contracts	.9	(1.4)

	$423.9	$474.3

Refer to Footnote 17 of the financial statements included in Part I of this Form 10-Q for a discussion of the Company’s commercial commitments (guarantees).
Critical Accounting Policies and Estimates
As of June 30, 2006, there were no material changes to the Company’s critical accounting policies and estimates disclosed in its Form 10-K for the year ended December 31, 2005.

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
Of the Company’s debt at June 30, 2006, $143.1 million was used to support financial services assets.
The Company also has foreign exchange exposures related to buying and selling in currencies other than the local currency in which it operates. The Company utilizes foreign currency forward and option contracts to manage risks associated with sales and purchase commitments as well as forecasted transactions denominated in foreign currencies.
The information contained under the caption “Contractual Obligations and Commercial Commitments” included in Item 2 of this Form 10-Q discusses the changes in the Company’s exposure to market risk during the six months ended June 30, 2006. For additional information, refer to the discussion contained under the caption “Market Risk Management” included in Item 7 of the Company’s Form 10-K for the year ended December 31, 2005.
Item 4. Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2006. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2006. As a matter of practice, the Company’s management continues to review and document disclosure controls and procedures, including internal controls and procedures for financial reporting. From time to time, the Company may make changes aimed at enhancing the effectiveness of the controls and to ensure that the systems evolve with the business. During the quarter ended June 30, 2006, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II. Other Information
Item 1. Legal Proceedings
Footnote 14 of the financial statements included in Part I of this Form 10-Q is incorporated herein by reference.
Item 1A. Risk Factors
There have been no material changes in the risk factors described in Item 1A (“Risk Factors”) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
Item 2. Unregistered Sale of Equity Securities and Use of Proceeds
The program to repurchase 350,000 shares was approved by the Board of Directors’ on February 9, 2006. The Company disclosed this plan to repurchase shares to offset the dilution impact of stock based compensation in its Form 10-K filed on February 23, 2006. On July 17, 2006, the Board approved a supplemental share repurchase of up to 400,000 shares before December 31, 2006.

			Total Number of
	Total Number of		Shares Purchased as	Maximum Number of
	Shares Purchased	Average Price	Part of Publicly	Shares That May Yet
Period	(a)	Paid per Share	Announced Plans	Be Purchased
Mar. 2006	175,000	$18.05	175,000
May 2006	175,000	17.50	175,000
Aug. – Dec. 2006				400,000

Total	350,000	$17.78	350,000	400,000

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
Item 5. Other Information.
On July 28, 2006, the Company issued a press release with respect to the results of operations for the three and six months ended June 30, 2006 as well as other financial and statistical information with respect to its business and operations. A copy of the press release is filed as Exhibit 99.1 to this report.
Item 6. Exhibits
Exhibit 31.1 — CEO Certification under Section 302 of the Sarbanes-Oxley Act
Exhibit 31.2 — CFO Certification under Section 302 of the Sarbanes-Oxley Act
Exhibit 32.1 — CEO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act
Exhibit 32.2 — CFO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act
Exhibit 99.1 — Press Release dated July 28, 2006

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Signal Corporation
Date: July 28, 2006	By:	/s/ Stephanie K. Kushner
Stephanie K. Kushner, Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	CEO Certification under Section 302 of the Sarbanes-Oxley Act, is filed herewith.

31.2	CFO Certification under Section 302 of the Sarbanes-Oxley Act, is filed herewith.

32.1	CEO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act, is filed herewith.

32.2	CFO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act, is filed herewith.

99.1	Press Release dated July 28, 2006