Form 10-Q
period 2006-09-30
FEDERAL SIGNAL CORP /DE/
filed 2006-10-27
CIK 277509

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
     Indicate by check mark whether the Company is a shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the Company’s classes of common stock, as of the latest practicable date.

Title
Common Stock, $1.00 par value	47,662,728 shares outstanding at October 13, 2006

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
ADDITIONAL INFORMATION
The Company makes its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, other reports and information filed with the SEC and amendments to those reports available, free of charge, through its Internet website (http://www.federalsignal.com) as soon as reasonably practical after it electronically files or furnishes such materials to the SEC. All of the Company’s filings may be read or copied at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. Information on the operation of the Public Filing Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
($ in millions, except share data)	2006	2005	2006	2005
Net revenue	$298.4	$285.6	$901.4	$850.1
Costs and expenses:
Cost of sales	(218.3)	(215.2)	(666.5)	(638.7)
Selling, general and administrative	(60.6)	(47.5)	(181.6)	(160.5)
Restructuring charges	—	—	—	(0.7)

Operating income	19.5	22.9	53.3	50.2
Interest expense	(5.9)	(5.9)	(18.1)	(17.9)
Other expense, net	(0.6)	(0.2)	(1.1)	(0.4)

Income before income taxes	13.0	16.8	34.1	31.9
Income tax benefit (expense)	(2.6)	(2.9)	(9.6)	1.9

Income from continuing operations	10.4	13.9	24.5	33.8
Loss from discontinued operations and disposal, net of income tax benefit (expense), of $(0.3) million, $4.4 million, $4.3 million and $7.3 million, respectively	(1.2)	(3.6)	(17.1)	(12.5)

Net income	$9.2	$10.3	$7.4	$21.3

COMMON STOCK DATA:
Basic and diluted earnings per share:
Income from continuing operations	$.22	$.29	$.51	$.70
Loss from discontinued operations and disposal	(.03)	(.08)	(.36)	(.26)

Earnings per share	$.19	$.21	$.15	$.44

Weighted average common shares outstanding:
Basic	47.9	48.2	48.1	48.3
Diluted	47.9	48.3	48.1	48.3

Cash dividends per share of common stock	$.06	$.06	$.18	$.18
See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2006	2005	2006	2005
Net income	$9.2	$10.3	$7.4	$21.3
Other comprehensive income, net of tax —
Foreign currency translation adjustments	0.4	(0.8)	7.6	(9.0)
Minimum pension liability	10.1	—	10.1	(0.2)
Net derivative income (loss), cash flow hedges	(0.4)	1.2	(1.8)	0.6

Comprehensive income	$19.3	$10.7	$23.3	$12.7

See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30,	December 31,
($ in millions)	2006	2005 (a)
ASSETS
Manufacturing activities:
Current assets
Cash and cash equivalents	$20.1	$91.9
Accounts receivable, net of allowances for doubtful accounts of $4.0 million and $2.7 million, respectively	175.3	170.0
Inventories	194.4	158.0
Other current assets	18.0	24.8

Total current assets	407.8	444.7
Properties and equipment, net	95.0	92.8
Other assets
Goodwill, net of accumulated amortization	336.3	333.4
Other deferred charges and assets	45.0	40.0

Total manufacturing assets	884.1	910.9
Assets of discontinued operations	26.0	39.4
Financial services activities — Lease financing and other receivables, net of allowances for doubtful accounts of $3.9 million	155.6	169.2

Total assets	$1,065.7	$1,119.5

LIABILITIES AND SHAREHOLDERS’ EQUITY
Manufacturing activities:
Current liabilities
Short-term borrowings	$10.5	$6.6
Current portion of long-term borrowings	53.2	66.0
Accounts payable	87.0	75.6
Customer deposits	26.8	33.0
Accrued liabilities and income taxes	103.7	98.6

Total current liabilities	281.2	279.8
Long-term borrowings	175.1	203.7
Long-term pension and other liabilities	31.0	50.5
Deferred income taxes	30.7	26.0

Total manufacturing liabilities	518.0	560.0
Liabilities of discontinued operations	16.4	24.3
Financial services activities — Borrowings	146.8	158.9

Total liabilities	681.2	743.2
Shareholders’ equity
Common stock, $1 par value per share, 90.0 million shares authorized, 49.2 million and 48.8 million shares issued, respectively	49.2	48.8
Capital in excess of par value	105.0	98.2
Retained earnings	278.3	278.9
Treasury stock, 1.5 million and .7 million shares at cost, respectively	(30.1)	(18.1)
Deferred stock awards	(7.1)	(4.8)
Accumulated other comprehensive loss	(10.8)	(26.7)

Total shareholders’ equity	384.5	376.3

Total liabilities and shareholders’ equity	$1,065.7	$1,119.5

See notes to condensed consolidated financial statements.

(a)	The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine months ended September 30,
($ in millions)	2006	2005
		Revised (2)
Operating activities:
Net income	$7.4	$21.3
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on discontinued operations and disposal	17.1	12.5
Depreciation and amortization	16.0	16.1
Stock based compensation expense	4.3	1.1
Lease financing and other receivables	13.6	20.0
Pension contributions	(11.1)	(7.6)
Working capital(1)	(36.7)	21.6
Other	16.6	(21.5)

Net cash provided by operating activities	27.2	63.5
Net cash used for discontinued operating activities	(12.5)	(24.3)

Net cash provided by operating activities	14.7	39.2

Investing activities:
Purchases of properties and equipment	(15.4)	(14.1)
Disposals of property and equipment, net	—	7.8
Other, net	(1.4)	13.3

Net cash (used for) provided by investing activities	(16.8)	7.0
Net cash provided by (used for) discontinued investing activities	0.2	(3.5)

Net cash (used for) provided by investing activities	(16.6)	3.5

Financing activities:
Increase (decrease) in short-term borrowings, net	3.9	(78.3)
Proceeds from issuance of long-term borrowings	23.6	75.0
Payments on long-term borrowings	(76.2)	—
Purchases of treasury stock	(12.0)	(5.0)
Cash dividends paid to shareholders	(8.7)	(10.6)
Other, net	(0.5)	0.6

Net cash used for financing activities	(69.9)	(18.3)

Increase (decrease) in cash and cash equivalents	(71.8)	24.4
Cash and cash equivalents at beginning of period	91.9	14.9

Cash and cash equivalents at end of period	$20.1	$39.3

(1)	Working capital is composed of net accounts receivable, inventories, accounts payable and customer deposits.

(2)	Revised 2005 numbers refer to reclassifications relating to the discontinued operations that arise out of the Environmental Products and Safety Products segments.
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
In the opinion of management of the Company, the information contained herein reflects all adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods. Such adjustments are of a normal recurring nature. The operating results for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year of 2006.
The Company reports its interim quarterly periods on a 13-week basis ending on a Saturday with the fiscal year ending on December 31. For convenience purposes, the Company uses “September 30, 2005” to refer to its results of operations for the 13-week and 39-week periods ended October 1, 2005.
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
The Company has three stock-based compensation plans, which are described more fully in Note 5. Prior to January 1, 2006, as permitted by Statement 123, the Company accounted for these plans using the intrinsic value method of APB Opinion No. 25. Stock compensation expense reflected in net income (loss) prior to January 1, 2006 related to restricted stock awards which vested over four years through 2004 and three years beginning in 2005. With regard to stock options granted, no stock-based employee compensation expense was reflected in net income (loss) prior to January 1, 2006, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock at the date of grant which was the measurement date.
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
Accordingly, the adoption of Statement 123(R)’s fair value method has reduced the Company’s income before taxes by $0.5 million and $1.8 million and net income by $0.3 million and $1.1 million in the three and nine months ended September 30, 2006, respectively. Had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 5.
Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow. This requirement decreased net operating cash flows and increased net financing cash flows by $0.2 million in the nine months ended September 30, 2006. The amount included in operating cash flows recognized for such excess tax deductions was $0.2 million in the nine months ended September 30, 2005.
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
Earnings per share: Basic earnings per share is calculated using net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated in the same manner except that the denominator is increased to include the weighted number of additional shares that would have been outstanding had dilutive stock option shares been actually issued. The Company uses the treasury stock method to calculate dilutive shares.
3. INVENTORIES
Inventories are summarized as follows:

	September 30,	December 31,
	2006	2005
Raw materials	$71.5	$58.5
Work in progress	58.5	59.3
Finished goods	64.4	40.2

Total inventories	$194.4	$158.0

4. PROPERTIES AND EQUIPMENT
Properties and equipment are summarized as follows:

	September 30,	December 31,
	2006	2005
Land	$7.9	$8.0
Buildings and improvements	55.8	54.2
Machinery and equipment	237.3	224.8
Accumulated depreciation	(206.0)	(194.2)

Total properties and equipment	$95.0	$92.8

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
The fair value of each option grant was estimated using the Black-Scholes option pricing model with the following assumptions for the three and nine month periods ending September 30:

	Three months ended		Nine months ended
	9/30/06	9/30/05	9/30/06	9/30/05
Dividend yield	1.5%	1.5%	1.3%	1.7%
Expected volatility	30.0%	27.0%	30.0%	27.0%
Risk free interest rate	5.1%	3.9%	4.6%	4.2%
Weighted average expected option life in years	7	8	7	8
The expected volatility was calculated based on an analysis of the Company’s share price over the last seven years, which is the weighted average expected option life. The expected option life is calculated based on a comparison to historical data as management believes that future exercise and post-vesting termination behavior is likely to be consistent with historic trends.
The fair value of options granted and compensation expense for the three and nine months ended September 30, 2006 and 2005 are as follows:

	Three months ended		Nine months ended
	9/30/06	9/30/05	9/30/06	9/30/05
Fair value of options granted during the period	$0.1	$—	$3.6	$2.7
Weighted average per share fair value of options granted during the period	$4.81	$5.41	$6.23	$4.91
Compensation expense recorded during the period	$0.5	$—	$1.8	$—
Stock option activity for the nine month period ended September 30, 2006 was as follows:

		Weighted Average
	Option Shares	Price per Share
	(in millions)
Outstanding at beginning of year	2.7	$19.15
Granted	0.5	16.96
Cancelled or expired	(0.4)	17.00
Exercised	—	16.23

Outstanding at end of period	2.8	$18.43

Exercisable at end of period	1.8	$19.37

The following table summarizes information concerning stock options outstanding as of September 30, 2006 under all plans:

	Options Remaining			Options Exercisable
			Weighted		Weighted
		Weighted	Average		Average
		Average	Exercise		Exercise
	Shares	Remaining Life	Price	Shares	Price
Range of Exercise Prices	(in millions)	(in years)		(in millions)
$12.00 — $16.00	.3	7.0	$14.77	0.2	$14.87
16.01 — 18.00	1.2	8.0	16.50	0.4	16.11
18.01 — 20.00	0.4	7.4	18.85	0.3	18.89
20.01 — 22.00	0.5	3.0	21.02	0.5	21.02
22.01 — 24.00	0.4	3.7	23.57	0.4	23.57
24.01 — 27.00	0.0	1.1	25.57	0.0	25.57

	2.8	6.2	$18.43	1.8	$19.37

The aggregate intrinsic value, the difference between the weighted average exercise price and the closing price on September 30, 2006, is $0.2 million. The closing price on September 30, 2006 was $15.25.
The following table illustrates the effect on net income and income per share for the three and nine month periods ended September 30, 2005 if the Company had applied fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, to all stock-based employee compensation. For purposes of pro forma disclosure, the estimated fair value of the options using a Black-Scholes option pricing model is amortized to expense over the option’s vesting period.

	Three months ended	Nine months ended
	9/30/05	9/30/05
Reported net income	$10.3	$21.3
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	0.2	0.7
Deduct: Total stock-based employee compensation expense determined under the fair-value method for all awards, net of related tax effects	(0.5)	(1.7)

Pro forma net income	$10.0	$20.3

Basic and diluted net income per common share:
Reported net income	$.21	$.44
Pro forma net income	$.21	$.42
Stock award shares are granted to employees at no cost. Through 2004 awards primarily vested at the rate of 25% annually commencing one year from the date of award, provided the recipient was still employed by the Company on the vesting date. Beginning in 2005, awards primarily cliff vest at the third anniversary from the date of award, provided the recipient is still employed by the Company on the vesting date. The cost of stock awards, based on the fair market value at the date of grant, is being charged to expense over the respective vesting periods. The following table summarizes stock award grants for the nine month period ended September 30, 2006:

		Weighted Average
	2006	Price per Share
Outstanding and non-vested at beginning of year	.4	$16.48
Granted	.3	17.18
Cancelled	—	16.03
Vested	(.1)	18.15

Outstanding and non-vested at end of period	.6	$16.72

Stock award compensation expense for the three and nine months ended September 30, 2006 was $1.1 million and $2.7 million, respectively.
The total, before tax, compensation cost relating to awards of stock options and stock shares not yet recognized at September 30, 2006 is $10.9 million. This will be amortized over a three year period.
6. INCOME TAXES
The Company’s effective tax rate was 19.8% and 28.1% for the three and nine month periods ended September 30, 2006, respectively and 17.0% and (6.1)% for the three and nine months ended September 30, 2005, respectively. The rate for the three month period ended September 30, 2006 was impacted by a favorable tax reserve resolution. Foreign tax effects are less favorable in the three and nine month periods ending September 30, 2006 due to start-up costs in China for which no tax benefit has been recorded. Tax-exempt interest benefits are less favorable due to the decline in tax-exempt interest. The lower tax rate for the nine-month period ended September 30, 2005, reflects a cumulative benefit of (26.3)% for a tax reserve adjustment associated with settlement of a multi-year IRS audit and a benefit related to a true-up of deferred tax liabilities, and also a one time benefit of (5.9)% relating to a tax strategy on the sale of a UK based business. R&D tax credit benefits of 1.3% were reflected in the three and nine month periods ended September 30, 2005, but no benefit is reflected in 2006 as Congress has not yet extended the credit.
The Company expects the tax rate for the year to be in the range of 26 — 30%. The Company intends to adopt the newly issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, in the first quarter of 2007 and has not yet determined the impact, if any, this adoption will have.
7. POSTRETIREMENT BENEFITS
The components of the Company’s net periodic pension expense for its benefit plans are summarized as follows:

	US Benefit Plans				Non-US Benefit Plan
	Three months ended		Nine months ended		Three months ended		Nine months ended
	September 30,		September 30,		September 30,		September 30,
	2006	2005	2006	2005	2006	2005	2006	2005
Service cost	$0.9	$1.2	$3.4	$3.6	$—	$—	$0.1	$0.1
Interest cost	2.1	2.0	6.5	6.1	0.5	0.7	1.8	2.1
Expected return on plan assets	(2.5)	(2.2)	(7.4)	(6.6)	(0.7)	(0.9)	(2.6)	(2.7)
Curtailment	1.3	—	1.3	—	—	—	—	—
Other	0.2	0.5	1.3	1.3	0.1	0.2	0.4	0.6

Net periodic pension expense	$2.0	$1.5	$5.1	$4.4	$(0.1)	$—	$(0.3)	$0.1

On July 17, 2006, an amendment to the Company’s US defined benefit plans for all of the Company’s employees, except for Tool segment employees and IBEW employees within the Safety Products Group, was approved by the Company’s Board of Directors. The amendment will freeze service accruals for these employees as of December 31, 2006. The employees will however continue to accrue benefits resulting from future salary increases through 2016. As a result of the amendment, the Company was required to recognize a curtailment loss under SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Plans and for Termination Benefits” due to the recognition of prior service costs. The Company recognized a curtailment loss of $1.3 million measured at July 1, 2006, which is recorded in the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2006 and is recognized in the table above, reflecting the unamortized portion of prior benefit changes.
The remeasurement of these defined benefit plans at July 1, 2006 as a result of the amendment generated a $0.8 million reduction in pension expense for the three and nine months ended September 30, 2006. The remeasurement included a change in the weighted average discount rate from 5.75% used at year-end 2005 to 6.5% at the July 1, 2006 measurement date, the impact of which is included in the table above. The PBO was reduced by $24.0 million and the ABO by $16.0 million as a result of these changes.
The Company contributed $10.0 million and $5.3 million to its U.S. benefit plans and $1.1 million and $2.3 million to its non-U.S. benefit plans during the nine months ended September 30, 2006 and 2005, respectively.
8. DEBT
Short-term borrowings are summarized as follows:

	September 30,	December 31,
	2006	2005
Amended Credit Agreement	$—	$—
Other foreign lines of credit	10.5	6.6

Total short-term borrowings	$10.5	$6.6

On February 3, 2006, the Company entered into an Amended and Restated Credit Agreement (“Amended Credit Agreement”) and terminated the previous Revolving Credit Facility. The Amended Credit Agreement initially provided for borrowings of $110.0 million and matures March 31, 2009. Borrowings under the Amended Credit Agreement bear interest, at the Company’s option, at either the Base Rate or LIBOR, plus an applicable margin. The applicable margin ranges from .25% to 1.00% for Base Rate borrowings and 1.50% to 2.25% for LIBOR borrowings depending on the Company’s total indebtedness to capital ratio. Pursuant to the Company’s right in the Amended Credit Agreement to request a $15 million increase in the aggregate commitments, effective July 17, 2006, the Amended Credit Agreement was increased from $110.0 million to $125.0 million.
The Amended Credit Agreement contains certain financial covenants for each fiscal quarter ending on or after December 31, 2005 that include maintaining an interest coverage ratio of not less than 2.5 through September 30, 2006 and 3.0 thereafter. The Company has no borrowings outstanding under the Amended Credit Agreement as of September 30, 2006 and is in compliance with all covenants.
Weighted average interest rates on short-term borrowings were 8.75% and 7.25% at September 30, 2006 and December 31, 2005, respectively.
Long-term borrowings are summarized as follows:

	September 30,	December 31,
	2006	2005
Private placement — fixed rate	$230.7	$287.9
Private placement — floating rate	50.0	50.0
Loan agreement (described below)	97.3	91.4
Other	1.0	2.0

Total contractual debt obligations	379.0	431.3
Fair value of interest rate swaps	(5.3)	(6.9)
Unamortized balance of terminated fair value interest rate swaps	1.4	4.2

Total long-term borrowings, including current portion	375.1	428.6
Less: Current maturities	(53.2)	(66.0)
Less: Financial services — borrowings	(146.8)	(158.9)

Total long-term borrowings	$175.1	$203.7

On March 24, 2005, E-One, Inc. (“E-One”), a wholly-owned subsidiary of Federal Signal Corporation, entered into an agreement with Banc of America Leasing & Capital, LLC (the “Loan Agreement”) with respect to a nonrecourse loan facility (the “Facility”). E-One’s indebtedness and other obligations under the Loan Agreement are payable out of certain customer leases of emergency equipment and other collateral as described in the Loan Agreement. On March 24, 2005, E-One borrowed $75 million under the Facility. The outstanding loan balance declines naturally as customer leases are repaid. Under the Loan Agreement, E-One may borrow additional amounts under the Facility, at the discretion of the lender, in an amount equal to 95% of the net present value of any additional customer leases included under the Facility. E-One borrowed an additional $29.2 million on December 15, 2005 and $23.6 million on September 27, 2006. In the nine month period to September 30, 2006, $17.7 million in lease payments have been applied to reduce the Facility balance to $97.3 million as of September 30, 2006.
The Loan Agreement contains covenants and events of default that are ordinary and customary for similar credit facilities. At the election of E-One, the Facility bears interest at a fixed rate or a floating LIBOR rate. The $97.3 million outstanding at September 30, 2006 in the Facility bore interest at a 30-day floating LIBOR rate plus 1.35% (6.68% as of September 30, 2006). The obligations of E-One under the Loan Agreement are nonrecourse to E-One and the Company, except with respect to certain representations and warranties. E-One’s recourse obligations under the Loan Agreement are guaranteed by the Company. The Company intends to continue to use this facility as a source of liquidity as new qualifying leases are written.
In connection with the closing of the initial Loan Agreement in 2005, the Company utilized the proceeds from the initial funding of the Loan Agreement to repay approximately $63.0 million outstanding under its previous revolving credit facility, and the remainder of the proceeds were used by the Company for general corporate purposes.
On March 23, 2006 the Company paid $40.0 million on a $65.0 million Private Placement note maturing in November 2006. Accrued interest with the payment was $0.8 million.
For each of the above Private Placement notes, significant covenants consist of a maximum debt-to-capitalization ratio and minimum net worth. At September 30, 2006, all of the Company’s retained earnings were free of any restrictions and the Company was in compliance with the financial covenants and agreements. The Private Placement borrowings bear interest at fixed and floating rates ranging from 4.93% to 6.79% and mature between 2006 and 2013.
9. GOODWILL
Changes in the carrying amount of goodwill for the nine months ended September 30, 2006, by operating segment, were as follows:

	Environmental	Fire	Safety
	Products	Rescue	Products	Tool	Total
Net book value at December 31, 2005	$125.8	$37.0	$88.7	$81.9	$333.4
Translation	0.2	1.5	1.2	—	2.9

Net book value at September 30, 2006	$126.0	$38.5	$89.9	$81.9	$336.3

10. OTHER INTANGIBLE ASSETS
The components of the Company’s other intangible assets as of September 30, 2006 were as follows:

	Weighted-average	Gross carrying	Accumulated	Net carrying
	useful life	value	amortization	value
	(Years)
Amortizable:
Developed software	6	$15.3	$(7.8)	$7.5
Patents	5-10	3.8	(3.0)	0.8
Other	3-5	1.2	(0.1)	1.1

Total		$20.3	$(10.9)	$9.4

Amortization of intangibles for the three and nine months ended September 30, 2006 totaled $0.6 million and $1.8 million, respectively, and $0.5 million and $1.9 million for the three and nine months ended September 30, 2005, respectively. The Company estimates that the aggregate amortization expense will be $2.4 million in 2006, $2.3 million in 2007, $2.2 million in 2008, $1.6 million in 2009, $1.0 million in 2010 and $1.5 million thereafter.
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
The Company designates foreign currency forward exchange contracts as fair value hedges to protect against the variability in exchange rates on existing assets and liabilities and unrecognized firm commitments denominated in foreign currencies maturing between 2006 and 2007. The Company also manages the volatility of cash flows caused by fluctuations in currency rates by entering into foreign currency exchange forward and option contracts. These derivative instruments hedge portions of the Company’s anticipated third party purchases and forecast intercompany sales denominated in foreign currencies maturing between 2006 and 2007.
The Company terminated foreign exchange hedges for net cash proceeds and loss of $0.1 million and net gains of $1.0 million for the three and nine months ended September 30, 2006, respectively.
The following table summarizes the Company’s derivative instruments as of September 30, 2006:

	Notional	Fair
	amount	value
Interest rate contracts:
Fair value swaps	$165.7	$(8.1)
Cash flow swaps	105.0	2.2

Total interest rate contracts	$270.7	$(5.9)

Foreign currency contracts:
Cash flow forwards	$13.1	$(0.5)
Fair value forwards	10.9	—
Options	12.5	—

Total foreign currency contracts	$36.5	$(0.5)

The Company expects $0.5 million of pre-tax net losses that are reported in accumulated other comprehensive income as of September 30, 2006 to be reclassified into earnings during the next twelve months.
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
The following table summarizes the 2004 restructuring actions taken and the pre-tax charges (credits) to expense for 2004 and 2005.

		Pre-tax restructuring charges
		Year ended	Year ended
		December 31,	December 31,	Total
Group	Initiative	2004	2005	charges
Fire Rescue	Closure of the production facilities located in Preble, New York and consolidation of U.S. production of fire rescue vehicles into the Ocala, Florida operations; completed in the first quarter of 2005	$5.4	$0.9	$6.3
Tool	Reducing manufacturing activities related to tooling products in France and consolidation production to its Portugal facility; completed in the fourth quarter of 2005	1.2	(0.2)	1.0
Corporate	Planning and organizing restructuring activities	0.4	—	0.4

		$7.0	$0.7	$7.7

In the second quarter of 2006, the Company announced plans to close its Red Deer, Alberta fire truck facility. The Company has incurred $0.7 million of expense in the three month period ended September 30, 2006 in relation to this closure. The final production at the facility will occur in the fourth quarter of 2006 and the Company does not expect to incur further material costs in relation to the closure.
13. DISCONTINUED OPERATIONS
The following table presents the operating results of the Company’s discontinued operations for the three and nine month periods ended September 30, 2006 and 2005:

	Three months ended		Nine months ended
	9/30/06	9/30/05	9/30/06	9/30/05
Net sales	$9.0	$16.1	$43.0	$47.4
Costs and expenses	(9.9)	(24.1)	(64.4)	(67.2)

Loss before income taxes	(0.9)	(8.0)	(21.4)	(19.8)
Income tax benefit (expense)	(0.3)	4.4	4.3	7.3

Loss on discontinued operations and disposal	$(1.2)	$(3.6)	$(17.1)	$(12.5)

In December 2005, the Company determined that its investment in the refuse business, operating under the Leach brand name, is no longer strategic. The assets of this business were held for sale as of December 31, 2005. In August 2006, the Company completed the sale of certain Leach refuse truck body business assets. The transaction included specified inventories and equipment and responsibility of the Wisconsin office and associated employees. The transaction did not include the Company’s Alberta manufacturing facility or Shanghai refuse joint venture. The loss from discontinued operations in the three and nine months ended September 30, 2006 includes $0.4 million and $10.9 million respectively, of after tax impairment charges related to the disposal of the refuse assets. Combined with the charges taken in the year ended December 31, 2005 this brings the total of after tax impairment charges related to the disposal of this business to $45.0 million.
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
The 2005 restructuring charge includes $0.1 million and $1.3 million of charges incurred for the three and nine months ended September 30, 2005, respectively. The restructuring initiative was completed in the fourth quarter of 2005. The restructuring charge is included in losses on discontinued operations.
The following table shows an analysis of assets and liabilities of discontinued operations as of September 30, 2006 and December 31, 2005:

	September 30,	December 31,
($ in millions)	2006	2005
Current assets	$5.3	$26.8
Properties and equipment	3.1	6.8
Long-term assets	17.6	5.8

Total assets	$26.0	$39.4

Current liabilities	$5.1	$12.5
Long-term liabilities	11.3	11.8

Total liabilities	$16.4	$24.3

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
The Company has been sued in Chicago, Illinois by firefighters seeking damages claiming that exposure to the Company’s sirens has impaired their hearing and that the sirens are therefore defective. There are presently 33 cases filed during the period 1999-2004, involving a total of 2,498 plaintiffs pending in the Circuit Court of Cook County, Illinois. Of that total number, 18 plaintiffs have been dismissed outright and another 36 plaintiffs appeared in duplicate cases. These plaintiffs were dismissed from the duplicate cases. The plaintiffs’ attorneys have threatened to bring more suits in the future. The Company believes that these product liability suits have no merit and that sirens are necessary in emergency situations and save lives. The discovery phase of the litigation recommenced in 2004 and remains ongoing; the Company is aggressively defending the matters. The judge denied plaintiff’s motion to assert a claim for punitive damages on February 7, 2006. On October 19, 2006, four New York fire fighters filed a complaint for hearing loss against Federal Signal and twelve additional named defendants in the Supreme Court of Kings County, New York. The Company successfully defended approximately 41 similar cases in Philadelphia, Pennsylvania in 1999 resulting in a series of unanimous jury verdicts in favor of the Company.
15. EARNINGS PER SHARE
The following table summarizes the information used in computing basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Numerator for both basic and diluted earnings per share computations:
Net income	$9.2	$10.3	$7.4	$21.3

Denominator for basic earnings per share — weighted average shares outstanding	47.9	48.2	48.1	48.3
Effect of employee stock options (dilutive potential common shares)	—	0.1	—	—

Denominator for diluted earnings per share — adjusted shares	47.9	48.3	48.1	48.3

Diluted earnings per share is calculated by dividing net income by the weighted average common shares outstanding plus additional common shares that would have been outstanding assuming the exercise of in-the-money stock options. There are total options outstanding of 2.8 million and 2.7 million as of September 30, 2006 and 2005, respectively.
16. SEGMENT INFORMATION
The following table summarizes the Company’s operations by segment for the three-month and nine-month periods ended September 30, 2006 and 2005:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Net revenue
Safety Products	$77.8	$67.1	$221.8	$205.3
Fire Rescue	86.0	91.1	260.6	263.4
Environmental Products	95.9	87.4	297.1	259.2
Tool	38.7	40.0	121.9	122.2

Total net revenue	$298.4	$285.6	$901.4	$850.1

Operating income (loss)
Safety Products	$10.6	$16.1	$28.6	$33.2
Fire Rescue	2.3	1.8	2.5	(1.4)
Environmental Products	9.1	6.3	27.4	22.1
Tool	3.2	4.7	10.7	12.7
Corporate expense	(5.7)	(6.0)	(15.9)	(16.4)

Total operating income	19.5	22.9	53.3	50.2
Interest expense	(5.9)	(5.9)	(18.1)	(17.9)
Other expense	(0.6)	(0.2)	(1.1)	(0.4)

Income before income taxes	$13.0	$16.8	$34.1	$31.9

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

Changes in the Company’s warranty liabilities for the nine-month periods ended September 30, 2006 and 2005 were as follows:

	Nine months ended September 30,
	2006	2005
Balance at January 1	$12.1	$11.1
Provisions to expense	8.0	9.5
Actual costs incurred	(10.0)	(8.3)

Balance at September 30	$10.1	$12.3

The Company guarantees the debt of a third-party dealer that sells the Company’s vehicles. The notional amounts of the guaranteed debt as of September 30, 2006 totaled $0.7 million. No losses have been incurred as of September 30, 2006.
The Company also provides residual value guarantees on vehicles sold to certain customers. Proceeds received in excess of the fair value of the guarantee are deferred and amortized into income ratably over the life of the guarantee. The Company recorded these transactions as operating leases and recognized liabilities equal to the fair value of the guarantees. The notional amounts of the residual value guarantees totaled $2.6 million as of September 30, 2006. No losses have been incurred as of September 30, 2006. The guarantees expire between 2006 and 2010.
The Dallas Fort Worth (“DFW”) airport has given Federal APD a notice of non-performance and default regarding the $18.0 million contract for installation of a new parking and revenue control system at the airport, and demanded that Federal APD cure its alleged non-performance. The DFW airport also provided a copy of the non-performance and default letter to the Company’s surety carrier. The non-performance and default claim relates principally to certain disagreements as to the content and flexibility of the revenue reporting features of the system. Federal APD disputes that there is any basis under the contract for the non-performance or default as alleged by DFW. Neither Federal ADP or DFW has taken any contractual steps, prescribed as remedy to the non-performance and default notice, to try to terminate the contract, and the parties are currently working together to implement the next phase of contract performance. We are in active discussions with the customer and are confident that we will be able to resolve the outstanding issues without a material adverse financial impact.
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
In March 2005, the FASB issued Statement of Financial Accounting Standards Interpretation Number 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations.” FIN 47 provides clarification regarding the meaning of the term “conditional asset retirement obligation” as used in SFAS 143, “Accounting for Asset Retirement Obligations.” FIN 47 is effective no later than the end of the Company’s fiscal year ending December 31, 2006. The Company has determined that the adoption will not have a material effect on the Company’s consolidated results of operations and statement of financial position.
In May 2005, the FASB issued SFAS 154, “Accounting for Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 changes the requirements with regard to the accounting for and reporting a change in an accounting principle. The provisions of SFAS 154 require, unless impracticable, retrospective application to prior periods presented in financial statements for all voluntary changes in an accounting principle and changes required by the adoption of a new accounting pronouncement in the unusual instance that the new pronouncement does not indicate a specific transition method. SFAS 154 also requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in an accounting estimate, which requires prospective application of the new method. SFAS

154 is effective for all changes in an accounting principle made in fiscal years beginning after December 15, 2005. The Company adopted SFAS 154 effective January 1, 2006. The adoption had no material effect on the Company’s consolidated results of operations and statement of financial position.
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
In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 requires registrants to apply the new guidance for the first time that it identifies material errors in existence at the beginning of the first fiscal year ending after November 15, 2006 by correcting those errors through a one-time cumulative effect adjustment to beginning-of-year retained earnings. The Company does not expect SAB 108 to have a material impact on its results of operations or financial position.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. This Statement is required to be adopted by the Company in the first quarter of its fiscal year 2008. The Company is currently evaluating the potential impact of adopting SFAS 157.
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS 158 requires an employer to recognize a plan’s funded status in its statement of financial position, measure a plan’s assets and obligations as of the end of the employer’s fiscal year and recognize the changes in a defined benefit postretirement plan’s funded status in comprehensive income in the year in which the changes occur. SFAS 158’s requirement to recognize the funded status of a benefit plan and new disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company estimates that the adjustment to other comprehensive income for the year ending December 31, 2006, as a result of adopting SFAS 158 will be a loss in the range of $15 million to $20 million. The Company does not expect SFAS 158 to have a material impact on its results of operations or financial position.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Federal Signal Corporation (the “Company”) manufactures safety, signaling and communication equipment; fire rescue vehicles; a broad range of municipal and industrial cleaning vehicles and tool products. Due to technology, marketing, distribution and product application synergies, the Company’s business units are organized and managed in four operating segments: Safety Products, Fire Rescue, Environmental Products and Tool. The Company also provides customer and dealer financing to support the sale of vehicles.
Consolidated Results of Operations
The following table presents the Company’s results of operations for the three and nine month periods ended September 30, 2006 and 2005, respectively (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Net revenue	$298.4	$285.6	$901.4	$850.1
Cost of sales	(218.3)	(215.2)	(666.5)	(638.7)

Gross profit	80.1	70.4	234.9	211.4
Operating expenses	(60.6)	(47.5)	(181.6)	(160.5)
Restructuring charges	—	—	—	(0.7)

Operating income	19.5	22.9	53.3	50.2
Interest expense	(5.9)	(5.9)	(18.1)	(17.9)
Other expense	(0.6)	(0.2)	(1.1)	(0.4)
Income tax benefit (expense)	(2.6)	(2.9)	(9.6)	1.9

Income from continuing operations	10.4	13.9	24.5	33.8
Loss from discontinued operations and disposal, net of tax	(1.2)	(3.6)	(17.1)	(12.5)

Net income	$9.2	$10.3	$7.4	$21.3

Other data:
Operating margin	6.5%	8.0%	5.9%	5.9%
Earnings per share — continuing operations	$0.22	$0.29	$0.51	$0.70

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Analysis of orders:
Total orders	$284.9	$267.9	$934.3	$836.7
Change in orders year on year	6%		12%
Change in US municipal and government orders year over year	(8)%		7%
Change in US industrial and commercial orders year over year	7%		14%
Change in non-US orders year over year	26%		17%
Revenue increased 4% in the third quarter of 2006 compared to the third quarter of 2005 and 6% for the nine months ended September 30, 2006 from the same period in the prior year attributable to a higher volume of safety and environmental product shipments and increased pricing across all reportable segments.
Operating income decreased to $19.5 million in the third quarter of 2006 from $22.9 million in the third quarter of 2005, driven by a $6.7 million pre-tax gain on the sale of two product lines included in the prior year results. Excluding the gain, operating income increased 20% over the comparable period due to improved pricing, increased sales volume and the recovery of costs from certain suppliers relating to a large Fire Rescue contract which was substantially completed in 2004. The Company also amended its US defined benefit pension plan, which resulted in a curtailment of pension benefits for employees and a re-measurement of the Company’s pension plan costs. In the third quarter, the pension curtailment resulted in a $1.3 milllion pre-tax curtailment loss, and the re-measurement reduced pre-tax pension expense by $0.8 million due to a decline in the weighted average discount rate since the end of 2005, when the last re-measurement occurred. For the nine months ended September 30, 2006, operating income increased to $53.3 million, compared to $50.2 million for the nine months ended September 30, 2005, or $43.5 million if the gain from sale of the product lines in 2005 is excluded, as a result of improved operating results in the Safety Products, Fire Rescue and Environmental Products segments.
Interest expense in the third quarter of 2006 of $5.9 million was in line with the same quarter last year, and was $18.1 million for the nine months ended September 30, 2006 compared to the $17.9 million in the same period in the prior year, due to the rise in short-term borrowing rates, partially offset by lower average borrowings.
The Company’s annual effective tax rate for continuing operations was 28.1% and (6.1%) for the nine-month periods ended September 30, 2006 and 2005, respectively. The effective tax rate of (6.1%) in 2005 reflected a benefit of $6.0 million primarily due to a reduction in reserves in the second quarter associated with the completion of an audit of the Company’s U.S. tax returns, which encompassed the years 1999-2003, a $1.6 million benefit recorded to recognize the differences that existed between the recorded deferred tax liabilities and the amount that should have been recorded based on an analysis of timing differences between financial reporting and tax reporting, as well as the effect of tax-exempt municipal income and a favorable adjustment to the Company’s recorded tax liabilities resulting from a reduction in Finnish legislated tax rates.
Income from continuing operations was $10.4 million, or $0.22 per share, for the third quarter of 2006 compared to $13.9 million from continuing operations, or $0.29 per share for the same quarter last year. The 2005 result includes a $6.5 million after-tax gain, or $0.13 per share, related to the sale of two product lines. For the nine months ended September 30, 2006, the Company reported income of $24.5 million or $0.51 per share from continuing operations. In the comparable period of 2005, the Company recorded income of $33.8 million or $0.70 per share from continuing operations, including a $7.6 million or $0.16 per share in tax related benefits itemized in the previous paragraph and $0.01 per share in after-tax restructuring charges. The decrease in earnings from continuing operations for the nine month period is primarily attributable to the absence of the aforementioned tax benefits and the gain recorded on the sale of the product lines in the prior year period. Also contributing to the decrease is a $1.8 million impact of expensing stock options in accordance with the provisions of SFAS 123(R). The Company adopted SFAS 123(R) effective January 1, 2006 using the modified prospective method.
The loss from discontinued operations was $1.2 million in the third quarter of 2006 compared to $3.6 million in the prior year period, and $17.1 million for the nine months ended September 30, 2006 compared to $12.5 million in the same period of 2005. The loss for 2006 includes $10.9 million of after-tax impairment charges related to the disposal of the refuse assets.
Orders and Backlog
Orders increased 6% in the third quarter of 2006 to $284.9 million from $267.9 million in the prior year period. US municipal and governmental orders declined 8% in the quarter. Strong demand for street sweepers and water blasting equipment was offset by lower fire rescue and sewer cleaner orders. Year to date US municipal and government orders rose 7% versus 2005.
US industrial and commercial orders increased 7% from the prior year quarter with improvement in nearly all major product lines including hazardous area lighting, industrial signaling and communications products, parking systems, water blasting equipment, and amber vehicle lighting. Year to date US industrial and commercial orders are up 14% versus 2005.
Orders from non-US markets rose sharply to $104.0 million in the third quarter of 2006, up 26% from the same quarter last year. The increase was primarily due to strong international demand for Bronto aerial apparatus and police products. International orders are volatile and make quarterly comparisons difficult. Year to date non-US orders are up 17% versus 2005.
Quarter-end backlog remained strong at $421.9 million, although it declined 4% from the end of the second quarter of 2006. Year to date backlog increased $31.9 million.
Safety Products
The following table summarizes the Safety Products Group’s operating results for the three and nine month periods ended September 30, 2006 and 2005, respectively (dollars in millions):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Total orders	$73.7	$60.0	$232.8	$193.9
US orders	45.2	40.3	142.8	124.3
Non-US orders	28.5	19.7	90.0	69.6
Net revenue	77.8	67.1	221.8	205.3
Operating income	10.6	16.1	28.6	33.2
Operating margin	13.6%	24.0%	12.9%	16.2%
Orders improved 23% in the third quarter of 2006 and 20% in the nine months ended September 30, 2006 compared to the comparable periods in 2005 with strength across all product lines, including industrial signaling and communications, hazardous area lighting, police products, warning systems, and parking systems.
The 16% revenue increase in the third quarter of 2006 compared to the third quarter of 2005 was led by police products globally and by industrial electrical products. Year over year increases in these and other product lines were partially offset by the absence of $2.6 million of revenue from two industrial lighting product lines which were divested in the third quarter of 2005.
The operating margin decrease resulted from the inclusion of a $6.7 million gain on the sale of the industrial lighting product lines in the prior year comparable period. Excluding the gain, the operating margins are just slightly lower than in the prior year period due to a less favorable mix of products sold in the quarter.
Fire Rescue
The following table summarizes the Fire Rescue Group’s operating results for the three and nine month periods ended September 30, 2006 and 2005, respectively (dollars in millions):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Total orders	$81.7	$79.3	$261.5	$252.5
US orders	35.2	46.4	140.8	155.4
Non-US orders	46.5	32.9	120.7	97.1
Net revenue	86.0	91.1	260.6	263.4
Operating income (loss)	2.3	1.8	2.5	(1.4)
Operating margin	2.7%	2.0%	1.0%	(0.5)%
Orders were 3% above the prior year quarter. The group is experiencing strong aerial product demand as the Bronto articulated aerial apparatus business continues to grow, particularly in European and Asian markets. The decline in US sales reflects the effects of continuing changes in the Company’s dealer channel structure and policies, and delays in timing of releasing federal grants.
Revenue in the third quarter of 2006 declined 6% from the comparable quarter in 2005. The reduction was due to lower shipments of units in the US, partly offset by increased prices and higher aerial sales in international markets.
The operating margin improvement in the third quarter of 2006 and for the nine months ended September 30, 2006 compared with the same periods in 2005 reflects a $1.6 million benefit from the recovery of costs from certain suppliers relating to a large contract substantially completed in 2004. The benefit was partially offset by $0.7 million of costs incurred in the closure of a production facility in Red Deer, Alberta, which is expected to be completed by year end. Excluding these items, operating margin was 1.6% for the quarter, lower than in the prior year period as higher realized pricing has been offset by increased material costs and lower unit shipments from the Ocala production facility.
Environmental Products
The following table summarizes the Environmental Products Group’s operating results for the three and nine month periods ended September 30, 2006 and 2005, respectively (dollars in millions):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Total orders	$90.4	$89.7	$317.8	$268.1
US orders	71.6	70.0	240.2	195.1
Non-US orders	18.8	19.7	77.6	73.0
Net revenue	95.9	87.4	297.1	259.2
Operating income	9.1	6.3	27.4	22.1
Operating margin	9.5%	7.2%	9.2%	8.5%
Orders of $90.4 million in the third quarter of 2006 were 1% above the prior year quarter, and in the nine months ended September 30, 2006 orders increased by 19% compared to the same period in the prior year, despite a large sweeper order for Kuwait which boosted orders in the prior year periods and the increase in orders caused by the Hurricane Katrina cleanup activity in 2005. Demand in the quarter was particularly strong for street sweepers and water blasting equipment.
Revenue grew 10% in the third quarter compared with the same period in 2005 and by 15% in the nine months ended September 30, 2006 compared with the same period in 2005 with higher shipment volumes of sewer cleaners, vacuum trucks and waterblasting equipment. Price increases implemented to recover increased material and component costs also contributed to the revenue growth. The operating margin improvement for the third quarter of 2006 was driven by higher production levels although the group continues to incur elevated costs to support growth initiatives including an ERP system implementation, global expansion, and product development.
Tool
The following table summarizes the Tool Group’s operating results for the three and nine month periods ended September 30, 2006 and 2005, respectively (dollars in millions):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Total orders	$39.1	$38.9	$122.2	$122.2
US orders	28.9	28.5	90.5	88.0
Non-US orders	10.2	10.4	31.7	34.2
Net revenue	38.7	40.0	121.9	122.2
Operating income	3.2	4.7	10.7	12.7
Operating margin	8.3%	11.8%	8.8%	10.4%
Orders and revenue in the third quarter of 2006 and in the nine months ended September 30, 2006 were essentially unchanged from the comparable period in 2005, with stronger sales to US die component tooling customers, offset by weaker sales to automotive-related customers in Europe and Asia. Revenue from cutting tools was flat with the prior year period. Operating margin declined from the prior year due to lower international sales volumes and because price increases did not fully offset higher material costs and operating expenses. At quarter end, the productivity issues which have impacted the business during the past several months had been resolved. Also impacting margins were higher overhead costs relative to revenue as global expansion initiatives progress.
Corporate Expenses
Corporate expenses were reduced to $5.7 million for the third quarter of 2006 compared to $6.0 million for the third quarter of 2005 and to $15.9 million from $16.4 million for the nine month period ended September 30, 2006 and 2005, respectively. The reductions in the third quarter and the nine months ended September 30, 2006 reflect lower legal costs associated with the Company’s ongoing hearing loss litigation and improved collections on outstanding lease financing receivables.
Restructuring and Discontinued Operations
The loss from discontinued operations was $1.2 million in the third quarter of 2006 compared to $3.6 million in the prior year period, and $17.1 million in the nine months ended September 30, 2006 compared to $12.5 million in the same period of 2005.

In August 2006, the Company completed the sale of certain Leach refuse truck body business assets. The transaction included specified inventories and equipment, including responsibility of the Wisconsin office and associated employees. The transaction did not include the Company’s Alberta manufacturing facility or Shanghai refuse joint venture. The 2006 three and nine months loss from discontinued operations includes $0.4 million and $10.9 million of after tax impairment charges related to the disposal of the refuse assets, respectively.
In continuing operations, the Company incurred no net restructuring charges in the third quarter of 2006 or 2005, or in the nine month period ended September 30, 2006 compared with $0.7 million in the same period of 2005.
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
The following table summarizes the Company’s cash flows for the nine months ended September 30, 2006 and 2005, respectively (in millions):

	Nine months ended September 30,
	2006	2005
Operating cash flow	$14.7	$39.2
Investing, net	(16.6)	3.5
Borrowing activity, net	(48.7)	(3.3)
Treasury stock purchases	(12.0)	(5.0)
Dividends	(8.7)	(10.6)
Other, net	(0.5)	0.6

Increase (decrease) in cash and cash equivalents	$(71.8)	$24.4

For the first nine months, cash flows from operations were $14.7 million year to date compared to $39.2 million in 2005. The year to date change reflects increased working capital on higher vehicle inventories compared to the prior year and an $11.1 million contribution to the Company’s pension plan compared to a $7.6 million contribution in the nine months ended September 30, 2005. In 2005 net capital expenditures were reduced by property disposals totaling $7.8 million, there were no significant property disposals in 2006. During the quarter, the Company repurchased $6.0 million of stock under a supplemental 400,000 share Board resolution approved in July, 2006. Treasury stock purchases reflect the Company’s policy to purchase shares to offset the dilutive effects of stock based compensation.
At September 30, 2006, primary working capital, which includes trade accounts receivable and inventory, less accounts payable and customer deposits totaled $256.1 million, versus $228.9 million at the end of the comparable prior year period. The increase is a result of higher sales volume and more stock vehicles on hand at quarter end.
Cash balances on September 30, 2006 totaled $20.1 million, down from $39.3 million at September 30, 2005. The cash reduction in the period reflects increased working capital requirements, the repurchase of $12.0 million of Company stock and a $40 million payment on a private placement note.

Manufacturing debt net of cash as a percent of capitalization totaled 37% at the end of the quarter, down slightly from 38% at the end of the second quarter. At September 30, 2006, no amounts were drawn against the Company’s $125 million Amended Credit Agreement revolving credit line, and the Company was in compliance with all debt covenants. The Company borrowed $23.6 million in September, 2006 from the Banc of America leasing facility. In November 2006, a $25 million tranche of the Company’s private placement borrowings will mature. The Company intends to repay this amount using a combination of cash flow from operations and borrowings under the Amended Credit Agreement revolving credit line.
Contractual Obligations and Commercial Commitments
The following table presents a summary of the Company’s contractual obligations (in millions):

	September 30,	December 31,
	2006	2005
Short-term obligations	$10.5	$6.6
Long-term debt obligations	379.0	431.3
Operating lease obligations	28.4	31.1
Fair value of interest rate swaps	5.9	6.7
Fair value of foreign currency contracts	0.5	(1.4)

	$424.3	$474.3

Refer to Footnote 17 of the financial statements included in Part I of this Form 10-Q for a discussion of the Company’s commercial commitments (guarantees).
Critical Accounting Policies and Estimates
As of September 30, 2006, there were no material changes to the Company’s critical accounting policies and estimates disclosed in its Form 10-K for the year ended December 31, 2005.

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
Of the Company’s debt at September 30, 2006, $146.8 million was used to support financial services assets.
The Company also has foreign exchange exposures related to buying and selling in currencies other than the local currency in which it operates. The Company utilizes foreign currency forward and option contracts to manage risks associated with sales and purchase commitments as well as forecasted transactions denominated in foreign currencies.
The information contained under the caption “Contractual Obligations and Commercial Commitments” included in Item 2 of this Form 10-Q discusses the changes in the Company’s exposure to market risk during the nine months ended September 30, 2006. For additional information, refer to the discussion contained under the caption “Market Risk Management” included in Item 7 of the Company’s Form 10-K for the year ended December 31, 2005.
Item 4. Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2006. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2006. As a matter of practice, the Company’s management continues to review and document disclosure controls and procedures, including internal controls and procedures for financial reporting. From time to time, the Company may make changes aimed at enhancing the effectiveness of the controls and to ensure that the systems evolve with the business. During the quarter, Robert L. Burkhardt, Vice President of Internal Audit, was appointed to the position of Vice President Finance, Safety Products. The Company is currently engaged in a search to fill the open Vice President of Internal Audit position. During the quarter ended September 30, 2006, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II. Other Information
Item 1. Legal Proceedings
Footnote 14 of the financial statements included in Part I of this Form 10-Q is incorporated herein by reference.
Item 1A. Risk Factors
There have been no material changes in the risk factors described in Item 1A (“Risk Factors”) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
Item 2. Unregistered Sale of Equity Securities and Use of Proceeds
The program to repurchase 350,000 shares was approved by the Board of Directors’ on February 9, 2006. The Company disclosed this plan to repurchase shares to offset the dilution impact of stock based compensation in its Form 10-K filed on February 23, 2006. On July 17, 2006, the Board approved a supplemental share repurchase of up to 400,000 shares before December 31, 2006. The repurchase plan was completed during the quarter ended September 30, 2006.

			Total Number of Shares	Maximum Number of
	Total Number of	Average Price	Purchased as Part of	Shares That May Yet
Period	Shares Purchased (a)	Paid per Share	Publicly Announced Plans	Be Purchased

Mar. 2006	175,000	$18.05	175,000
May 2006	175,000	17.50	175,000
July 2006	179,700	15.22	179,700
Aug. 2006	220,500	14.65	220,500
Sept. — Dec. 2006	—	—	—

Total	750,200	$16.27	750,200

Item 5. Other Information.
On October 27, 2006, the Company issued a press release with respect to the results of operations for the three and nine months ended September 30, 2006 as well as other financial and statistical information with respect to its business and operations. A copy of the press release is filed as Exhibit 99.1 to this report.
Item 6. Exhibits
Exhibit 31.1 — CEO Certification under Section 302 of the Sarbanes-Oxley Act
Exhibit 31.2 — CFO Certification under Section 302 of the Sarbanes-Oxley Act
Exhibit 32.1 — CEO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act
Exhibit 32.2 — CFO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act
Exhibit 99.1 — Press Release dated October 27, 2006

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Signal Corporation

Date: October 27, 2006	By:	/s/ Stephanie K. Kushner
Stephanie K. Kushner, Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	CEO Certification under Section 302 of the Sarbanes-Oxley Act, is filed herewith.

31.2	CFO Certification under Section 302 of the Sarbanes-Oxley Act, is filed herewith.

32.1	CEO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act, is filed herewith.

32.2	CFO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act, is filed herewith.

99.1	Press Release dated October 27, 2006