Form 10-K
period 2006-12-31
FEDERAL SIGNAL CORP /DE/
filed 2007-02-22
CIK 277509

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

Commission File Number 1-6003

FEDERAL SIGNAL CORPORATION
(Exact name of the Company as specified in its charter)

Delaware	36-1063330
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1415 West 22nd Street, Oak Brook, Illinois	60523 (Zip Code)
(Address of principal executive offices)
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

State the aggregate market value of voting stock held by nonaffiliates of the Company as of June 30, 2006: Common stock, $1.00 par value — $713,126,714.

Indicate the number of shares outstanding of each of the Company’s classes of common stock, as of January 31, 2007: Common stock, $1.00 par value — 47,649,076 shares.

Documents Incorporated By Reference

Portions of the proxy statement for the Annual Meeting of Shareholders to be held on April 24, 2007 are incorporated by reference in Part III.

FEDERAL SIGNAL CORPORATION
Index to Form 10-K

PART I

Item 1.	Business.

Federal Signal Corporation, founded in 1901, was reincorporated as a Delaware Corporation in 1969. The Company designs and manufactures a suite of products and integrated solutions for municipal, governmental, industrial and airport customers. Federal Signal’s portfolio of products includes interoperable communications platforms, safety and security systems, fire apparatus, aerial devices, street sweepers, industrial vacuums, waterblasters, sewer cleaners and consumable industrial tooling. Federal Signal Corporation and its subsidiaries (referred to collectively as “the Company” or “Company” herein, unless context otherwise indicates) operates manufacturing facilities in 33 plants in 13 countries around the world serving customers in approximately 100 countries in all regions of the world. The Company also provides customer and dealer financing to support the sale of its vehicles.

Narrative Description of Business

Products manufactured and services rendered by the Company are divided into four major operating groups: Safety and Security Systems, Fire Rescue, Environmental Solutions and Tool. The individual operating companies are organized as such because they share certain characteristics, including technology, marketing, distribution and product application, which create long-term synergies.

Financial information (net sales, foreign sales, export sales, operating income and identifiable assets) concerning the Company’s four operating segments as of, and for each of the three years in the period ended, December 31, 2006 included in Note 14 of the financial statements contained under Item 8 of this Form 10-K is incorporated herein by reference.

Safety and Security Systems Group

The Safety and Security Systems Group designs and manufactures emergency vehicle warning lights and sirens, industrial and outdoor signaling, warning, lighting and communication devices and integrated systems; and parking revenue and access control systems. Products are sold under the Federal Signal, Target Tech, VAMA, Pauluhn, Victor and Federal APD brand names. The group operates manufacturing facilities in North America, Europe and South Africa. Many of the group’s products are designed in accordance with various regulatory codes and standards, and meet agency approvals such as Underwriters Laboratory (UL), International Electrotechnical Commission (IEC) and American Bureau of Shipping (ABS).

Fire Rescue Group

The Fire Rescue Group manufactures a broad range of fire rescue apparatus in its facilities located in North America and Europe. The group sells vehicles under the following brand names: E-ONE, Superior, Saulsbury and Bronto Skylift.

E-ONE is a leading brand of aluminum and stainless steel, custom-made vehicles including pumpers and tankers, aerial ladders and platforms, rescues, quick attack units, command centers and airport rescue vehicles. Superior brand trucks are manufactured and distributed primarily for the Canadian market and US wildlands markets. Under the Bronto Skylift brand name, the Company manufactures vehicle-mounted aerial access platforms in Finland for sale globally.

Environmental Solutions Group

The Environmental Solutions Group manufactures and markets worldwide a full range of street cleaning and vacuum loader vehicles and high-performance water blasting equipment. Products are also manufactured for the newer markets of hydro-excavation, glycol recovery and surface cleaning. Products are sold under the Elgin, RAVO, Vactor, Guzzler, Leach, Shanghai Federal Signal and Jetstream brand names. The group’s vehicles and equipment are manufactured in North America, Europe and Asia.

Under the Elgin brand name, the Company sells the leading US brand of street sweepers primarily designed for large-scale cleaning of curbed streets, parking lots and other paved surfaces utilizing mechanical sweeping, vacuum and recirculating air technology for cleaning. RAVO is a market leader in Europe for high-quality, compact and self-propelled sweepers that utilize vacuum technology for pick-up.

Vactor is a leading manufacturer of municipal combination catch basin/sewer cleaning vacuum trucks. Guzzler is a leader in industrial vacuum loaders that clean up industrial waste or recover and recycle valuable raw materials. Shanghai Federal Signal is a China-based joint venture manufacturer of refuse truck bodies for waste collection and disposal for Asian markets. Jetstream manufactures high pressure waterblast equipment and accessories for commercial and industrial cleaning and maintenance operations. In addition to equipment sales, the group is increasingly engaged in the sale of parts and in providing renting and used equipment resale services.

Segment results have been restated for all periods presented to exclude losses from the North American refuse business, which was reclassified as a discontinued operation in 2005. The Company substantially disposed of the assets of this business during 2006.

Tool Group

The Tool Group manufactures, and in some cases is a reseller of, a broad range of precision tooling, ejector pins, core pins, sleeves and accessories for the plastic injection mold industry; and precision tooling and die components for the metal stamping industry. Tooling products are marketed under the Dayton Progress and PCS brand names and manufactured in North America, Europe and Asia.

Segment results have been restated for all periods presented to exclude the impact from Manchester Tool Company, On Time Machining and ClappDico Corporation or “Cutting Tool Operations”; which was reclassified as a discontinued operation in 2006. The Company completed the sale of the Ohio based Cutting Tool Operations on January 31, 2007.

Restructurings

In June 2004, the Company announced the implementation of the first steps of a broad restructuring initiative aimed at enhancing the Company’s competitive profile. The measures announced addressed three key issues: improving the profitability of the Fire Rescue Group, divesting non-strategic business activities, and improving the Company’s manufacturing overhead cost structure.

The initiatives included the following restructuring plans and divestitures:

•	Closure of Preble, New York plant — By the end of 2004, the Company had closed its 120,000 square feet production facilities in Preble, New York and consolidated US production of fire rescue vehicles into its Ocala, Florida operations.

•	Sale of interest in Plastisol B.V. Holdings — In 2004, the Company sold its 54% majority ownership interest in Plastisol B.V. Holdings to its minority partner. The Company acquired its ownership interest in Plastisol in 2001. Plastisol manufactures glassfiber reinforced polyester fire truck cabs and bodies mainly for the European and Asian markets.

•	Safety Storage Inc. joint venture — In June 2004, the Company concluded the sale of its 30% minority ownership interest in Safety Storage, Inc. to the majority owner. Safety Storage makes mobile buildings for the off-site storage of hazardous waste.

•	Industrial leasing portfolio — In 2001, the Company made the strategic decision to exit the leasing business for industrial customers. During 2004, the Company sold a $10 million portion of its industrial leases to a financial institution and continued the runoff of the rest of the portfolio; proceeds were used to pay down debt.

•	Dayton France manufacturing consolidation — The Company has completed reduction of certain manufacturing activities at Dayton France.

In the fourth quarter of 2006 the Company completed the closure of the Red Deer, Canada operation and consolidated the production of its fire rescue vehicles into the Ocala, Florida facility. In the fourth quarter of 2005, the Company completed the closure of operations in Federal APD do Brasil, LTDA, which produced parking systems for the local market. In 2004, the Company divested Technical Tool, Inc., a small manufacturer of precision beverage can tooling, and Justrite Manufacturing Company, L.L.C., a leading manufacturer of products for the safe storage of flammable and hazardous materials.

Financial Services

The Company offers a variety of short- and long-term financing primarily to its Fire Rescue and Environmental Solutions independent dealers and customers. The Company provides financing, principally through sales-type leases, to (i) municipal customers to purchase vehicles and (ii) independent dealers to finance the purchase of vehicle inventory. Financings are secured by vehicles and primarily, in the case of the independent dealers, the dealer’s personal guarantee. In 2001, the Company decided to curtail new leasing to industrial customers, who generally have a higher credit risk; this portfolio continues to diminish over time as no new leases were extended to industrial customers in 2006. By December 31, 2006, the Company’s investment in leases to industrial customers had declined to 4% of its lease financing and other receivables.

Marketing and Distribution

The Safety and Security Systems Group companies sell to industrial customers through approximately 2,000 wholesalers/distributors who are supported by Company sales personnel and/or independent manufacturer’s representatives. Products are also sold to municipal and governmental customers through more than 900 active independent distributors as well as through original equipment manufacturers and direct sales. International sales are made through the group’s independent foreign distributors or on a direct basis. The Company also sells complex, integrated warning, communications and parking systems through a combination of a direct sales force and distributors.

Fire Rescue and Environmental Solutions use both direct sales and dealer networks to service customers generally depending on the size of the customer as well as the technical complexity of the sale. The Company believes its national and global dealer networks for vehicles distinguishes it from its competitors. Dealer representatives are on-hand to demonstrate the vehicles’ functionality and capability to customers as well as service to the vehicles on a timely basis.

The Tool Group sells to die and mold builders, plastic molders, metal stampers and metal fabricators through distributors and a direct sales organization. Because of the consumable nature of most of the Tool Group’s products, volume depends mainly on repeat orders from thousands of customers and end users, driven primarily by their production levels and to a lesser extent by the volumes of new dies and molds being ordered for new products. Many of the Tool Group’s customers have some ability to produce certain products themselves, but at a cost disadvantage. Major market emphasis is placed on quality of product, delivery, level of service and price. Inventories for certain products, are maintained to assure prompt service to the customer, while other products are made to order. The average order for standard tools is filled in less than one week for domestic shipments and within two weeks for international shipments.

Customers and Backlog

Approximately 40%, 25% and 35% of the Company’s total 2006 orders were to US municipal and government customers, US commercial and industrial customers, and non-US customers, respectively. No single customer accounted for a material part of the Company’s business.

The Company’s US municipal and government customers depend on tax revenues to support spending. A sluggish industrial economy, therefore, will eventually impact a municipality’s revenue base as jobs are lost and profits decline. Generally, a municipal slowdown lags far enough behind the industrial slowdown such that the industrial economy is growing again by the time municipalities reduce their spending. The US economic downturn from 2001 to 2003 lasted longer than expected, allowing spending cuts by municipalities to affect the Company during the same time period as weak industrial demand was experienced. During 2006, the Company saw municipal and governmental orders increase 3% from 2005, to add to the 10% increase in these orders in 2005 compared to 2004.

The Company’s backlog totaled $403 million and $386 million as of December 31, 2006 and 2005, respectively. The 4% increase is primarily attributed to strong orders for vacuum trucks, sewer cleaners and truck mounted aerial access platforms, partially offset by lower orders for other fire rescue vehicles. A substantial majority of the orders in backlog at December 31, 2006 are expected to be filled during 2007.

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

Competition

Within specific product categories and domestic markets, the Safety and Security Systems Group companies are among the leaders with three to four strong competitors and several additional ancillary market participants. The group’s international market position varies from leader to ancillary participant depending on the geographic region and product line. Generally, competition is intense as to all of the group’s products and purchase decisions are made based on competitive bidding, price, reputation, performance and servicing.

E-ONE is a leading, single-source manufacturer of custom-built, stainless steel and aluminum-bodied fire apparatus and chassis in a market served by approximately ten key manufacturers and approximately 70 small, regional manufacturers. E-ONE occupies the number one or two position of the North American pumper and aerial market based on units. E-ONE is a leading command vehicle provider to the city, state and federal agencies for natural and man-made disaster response. In addition, E-ONE is a significant global provider of industrial pumpers and aerials serving the petrochemical and pharmaceutical industries. E-ONE also competes with six manufacturers worldwide in the production of airport rescue and firefighting vehicles. Bronto Skylift is established as the articulated aerial leader in the global fire fighting and rescue platform markets; the Company manufactures and distributes vehicle-mounted aerial access platforms globally.

Within the Environmental Solutions Group, Elgin is recognized as the market leader among several domestic sweeper competitors and differentiates itself primarily on product performance. RAVO, the Company’s Dutch compact sweeper manufacturer, also competes on product performance through its vacuum technology and successfully leads in market share for mid-sized sweepers among several regional European manufacturers. Vactor and Guzzler both maintain the leading domestic position in their respective marketplaces by enhancing product performance with leading technology and application flexibility. Jetstream is a market leader in the in-plant cleaning segment of the US waterblast industry competing on product performance and rapid delivery.

The Tool Group companies compete with several hundred competitors worldwide. In North America, the Company holds a share position ranging from number one to number three depending on the product offering.

Research and Development

The information concerning the Company’s research and development activities included in Note 14 of the financial statements contained under Item 8 of this Form 10-K is incorporated herein by reference.

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

Employees

The Company employed over 5,400 people in ongoing businesses at the close of 2006. Approximately 16% of the Company’s domestic hourly workers were unionized at December 31, 2006. The Company believes relations with its employees continue to be good.

Governmental Regulation of the Environment

The Company believes it substantially complies with federal, state and local provisions that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment. Capital expenditures in 2006 attributable to compliance with such laws were not material. The Company believes that the overall impact of compliance with environmental regulations will not have a material effect on its future operations.

Seasonality

Certain of the Company’s businesses are susceptible to the influences of seasonal buying or delivery patterns. The Company’s businesses which tend to have lower sales in the first calendar quarter compared to other quarters as a result of these influences are street sweeping, fire rescue products, outdoor warning, emergency signaling products and parking systems.

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

Our ability to be profitable depends heavily on varying conditions in the United States government and municipal markets and the overall United States economy. The industrial markets in which we compete are subject to considerable cyclicality, and move in response to cycles in the overall business environment. Many of our customers are municipal governmental agencies, and as such, we are dependent on municipal government spending. Spending by our municipal customers can be affected by local political circumstances, budgetary constraints, and other factors. The United States government and municipalities depend heavily on tax revenues as a source of their spending and, accordingly, there is a correlation, usually lagged by one or two years, between the overall strength of the United States economy and our sales to the United States government and municipalities. Therefore, downturns in the United States economy are likely to result in decreases in demand for our products. During previous economic downturns, we experienced decreases in sales and profitability, and we expect our business to remain subject to similar economic fluctuations in the future.

The inability to obtain raw materials, component parts, and/or finished goods in a timely and cost-effective manner from suppliers would adversely affect our ability to manufacture and market our products.

We purchase raw materials and component parts from suppliers to be used in the manufacturing of our products. In addition, we purchase certain finished goods from suppliers. Changes in our relationships with suppliers or increases in the costs of purchased raw materials, component parts or finished goods could result in manufacturing interruptions, delays, inefficiencies or our inability to market products. In addition, our profit margins would decrease if prices of purchased raw materials, component parts or finished goods increase and we are unable to pass on those increases to our customers.

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

Our business is subject to fluctuations in demand and changing international economic and political conditions which are beyond our control. During 2006, approximately 35% of our sales were to customers outside the United States; with approximately 27% of sales being supplied from our overseas operations. We expect a significant and increasing portion of our revenues and profits to come from international sales for the foreseeable future. Operating in the international marketplace exposes us to a number of risks, including abrupt changes in foreign government policies and regulations and, in some cases, international hostilities. To the extent that our international operations are affected by unexpected and adverse foreign economic and political conditions, we may experience project disruptions and losses which could significantly reduce our revenues and profits.

Some of our contracts are denominated in foreign currencies, which result in additional risk of fluctuating currency values and exchange rates, hard currency shortages and controls on currency exchange. Although currency exposure is hedged in the short term, over the longer term changes in the value of foreign currencies could increase our US dollar costs for, or reduce our US dollar revenues from, our foreign operations. Any increased costs or reduced revenues as a result of foreign currency fluctuations could affect our profits.

We may incur material losses and costs as a result of product liability, warranty, recall claims or other lawsuits or claims that may be brought against us.

We are exposed to product liability and warranty claims in the normal course of business in the event that our products actually or allegedly fail to perform as expected or the use of our products results, or is alleged to result, in bodily injury and/or property damage. Accordingly, we could experience material warranty or product liability costs in the future and incur significant costs to defend against these claims. We carry insurance and maintain reserves for product liability claims. However, we cannot be assured that our insurance coverage will be adequate if such claims do arise, and any liability not covered by insurance could have a material adverse impact on our results of operations and financial position. A future claim could involve the imposition of punitive damages, the award of which, pursuant to state laws, may not be covered by insurance. In addition, warranty claims are not covered by our product liability coverage. Any product liability or warranty issues may adversely impact our reputation as a manufacturer of high quality, safe products and may have a material adverse effect on our business.

The costs associated with complying with environmental and safety regulations could lower our margins.

We, like other manufacturers, continue to face heavy governmental regulation of our products, especially in the areas of the environment and employee health and safety. Complying with environmental and safety requirements has added and will continue to add to the cost of our products, and could increase the capital required. While we believe that we are in compliance in all material respects with these laws and regulations, we may be adversely impacted by costs, liabilities or claims with respect to our operations under existing laws or those that may be adopted. These requirements are complex, change frequently and have tended to become more stringent over time. Therefore, we could incur substantial costs, including cleanup costs, fines and civil or criminal sanctions as a result of violations, or liabilities under, environmental laws and safety regulations.

We are subject to a number of restrictive debt covenants.

Our credit facility and other debt instruments contain certain restrictive debt covenants that may hinder our ability to take advantage of attractive business opportunities. Our ability to meet these covenants may be affected by factors outside our control. Failure to meet one or more of these covenants may result in an event of default. Upon an event of default, some of our lenders may be entitled to declare all amounts outstanding as due and payable.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

As of December 31, 2006, the Company utilized 19 principal manufacturing plants located throughout North America, as well as 11 in Europe, 1 in South Africa and 2 in the Far East.

In total, the Company devoted approximately 1.3 million square feet to manufacturing and 0.9 million square feet to service, warehousing and office space as of December 31, 2006. Of the total square footage, approximately 39% is devoted to the Safety and Security Systems Group, 13% to the Tool Group, 23% to the Fire Rescue Group

and 25% to the Environmental Solutions Group. Approximately 71% of the total square footage is owned by the Company with the remaining 29% being leased.

All of the Company’s properties, as well as the related machinery and equipment, are considered to be well-maintained, suitable and adequate for their intended purposes. In the aggregate, these facilities are of sufficient capacity for the Company’s current business needs.

Item 3.	Legal Proceedings.

The information concerning the Company’s legal proceedings included in Note 13 of the financial statements contained under Item 8 of this Form 10-K is incorporated herein by reference.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders through the solicitation of proxies or otherwise during the three months ended December 31, 2006.

Item 4A.	Executive Officers.

The following is a list of the Company’s executive officers, their ages, business experience and positions and offices as of February 1, 2007:

Paul D. Box, age 53, was appointed Vice President and Chief Procurement Officer in March 2006. Previously, Mr. Box was Vice President Global Purchasing at Newell Rubbermaid from 2002 to March 2006, and Director Corporate Procurement at Compaq Computer Corporation from 1996 to 2002.

Paul Brown, age 43, was appointed Vice President and Controller in March 2005. He served as Vice President-Internal Audit from April 2004. Previously, Mr. Brown was Vice President Finance-Flame Retardants, for Great Lakes Chemical Corporation from 2000 to April 2004.

Kimberly L. Dickens, age 45, was elected as Vice President Human Resources in April 2004. Previously, Ms. Dickens was appointed Vice President Human Resources for BorgWarner, Inc. from 2002 to March 2004, and Vice President Human Resources for BorgWarner Transmission Systems from 1999 to 2002.

Marc L. Gustafson, age 54, was appointed Group President, Fire Rescue Group effective October 7, 2004. Previously, Mr. Gustafson was President of American LaFrance from 2003 to 2004, Board Member (non-paid position) and laborer for Habitat for Humanity from 2001 to 2003 and President and CEO for Volvo Trucks NA from 1996 to 2001.

David E. Janek, age 43, was appointed Vice President and Treasurer in September 2006. Mr. Janek was Vice President Finance, Safety Products Group from June 2002. Previously, Mr. Janek was Vice President Finance and Administration at Zellweger Analytics, Inc. from 2001 to 2002.

Stephanie K. Kushner, age 51, was elected as Vice President and Chief Financial Officer in February 2002. Previously, Ms. Kushner was Vice President — Treasury and Corporate Development for FMC Technologies in 2001 and Vice President and Treasurer for FMC Corporation from 1999 to 2001.

David R. McConnaughey, age 50, was appointed President of Federal Signal’s Safety and Security Systems Group in March 2006. Previously, Mr. McConnaughey was President Maytag All Brand Service from 2005 to March 2006 and Vice President Maytag All Brand Service from 2004 to 2005. Previously, Mr. McConnaughey held several roles with Maytag Corporation including Vice President and G.M. Amana Brand 2003 to 2004, Vice President Supply Chain 2002 to 2003 and Vice President and G.M. Laundry Division 1998 to 2002.

Jennifer L. Sherman, age 42, was appointed Vice President, General Counsel and Secretary effective March 2004. Ms. Sherman was previously Deputy General Counsel and Assistant Secretary from 1998 to 2004.

Gregory A. Sink, age 48, was appointed Vice President Strategic Business Development in 2005. Previously, Mr. Sink was Vice President and General Manager of Federal Signal’s Communication System Division from 2000 to 2005.

Mark D. Weber, age 49, was appointed President of the Environmental Solutions Group in April 2003. Mr. Weber was Vice President Sweeper Products for the Environmental Solutions Group from 2002 to 2003, General Manager of Elgin Sweeper Company from 2001 to 2002.

Robert D. Welding, age 58, was elected President and Chief Executive Officer and elected to the Board of Directors in December 2003. Previously, Mr. Welding was Executive Vice President of BorgWarner, Inc. from 1999 to 2003, President of BorgWarner, Inc.’s Driveline Group from 2002 to 2003, President of BorgWarner Transmission Systems, Inc. from 1996 to 2003 and Vice President of BorgWarner, Inc. from 1996 to 1999.

Michael K. Wons, age 42, was appointed Vice President and Chief Information Officer in November 2006. Previously, Mr. Wons was Senior Technology Strategy Director at Microsoft Corporation from 2002 to November 2006 and Executive Vice President and CTO at National Transportation Exchange from 2001 to 2002.

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

The Company’s common stock is listed and traded on the New York Stock Exchange (“NYSE”) under the symbol FSS. At December 31, 2006, there were no material restrictions on the Company’s ability to pay dividends. The information concerning the Company’s market price range data included in Note 18 of the financial statements contained under Item 8 of this Form 10-K is incorporated herein by reference.

As of January 31, 2007, there were 3,009 holders of record of the Company’s common stock.

The following graph matches the cumulative 5-year total return of shareholders on Federal Signal Corporation’s common stock relative to the cumulative total returns of the Russell 2000 index, the S & P Midcap 400 index and the S & P Industrials index. The graph tracks the performance of a $100 investment in the Company’s common stock and in each of the indices (with the reinvestment of all dividends) from December 31, 2001 to December 31, 2006.

Comparison of 5 Year Cumulative Total Return*

Among Federal Signal Corporation, The Russell 2000 Index,
The S & P Midcap 400 Index and the S & P Industrials Index

*$100 invested on December 31, 2001 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

Copyright© 2007, Standard & Poor’s a division of The McGraw-Hill Companies, Inc. All rights reserved. www.researchdatagroup.com/S&P.htm

	12/01	12/02	12/03	12/04	12/05	12/06
Federal Signal Corporation _ _	100.00	90.43	85.00	87.60	75.56	81.97
Russell 2000 . . . . . .	100.00	79.52	117.09	138.55	144.86	171.47
S & P Midcap 400 — — –	100.00	85.49	115.94	135.05	152.00	167.69
S & P Industrials _ _	100.00	73.66	97.37	114.93	117.60	133.23

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

The information concerning the Company’s quarterly dividend per share data included in Note 18 of the financial statements contained under Item 8 of this Form 10-K is incorporated herein by reference.

(b)	Not applicable

(c)	Issuer Repurchases of Equity Securities

The program to repurchase 350,000 shares was approved by the Board of Directors’ on February 9, 2006. The Company disclosed this plan to repurchase shares to offset the dilution impact of stock based compensation in its Form 10-K filed on February 23, 2006. On July 18, 2006, the Board approved a supplemental share repurchase of up to 400,000 shares before December 31, 2006. This repurchase was completed during the quarter ended September 30, 2006.

			Total Number of Shares
			Purchased as Part of	Maximum Number of
	Total Number of	Average Price	Publicly Announced	Shares That May Yet
Period	Shares Purchased(a)	Paid per Share	Plans	Be Purchased

Mar. 2006	175,000	$18.05	175,000
May 2006	175,000	17.50	175,000
July 2006	179,700	15.22	179,700
Aug. 2006	220,500	14.65	220,500

Total	750,200	$16.27	750,200

Item 6.	Selected Financial Data.

The following table presents the selected financial information of the Company as of, and for each of the five years ended in the period December 31, 2006:

	2006	2005	2004	2003	2002

Operating Results (dollars in millions):
Net sales(a)	$1,211.6	$1,119.0	$1,024.5	$1,023.1	$939.2
Income (loss) before income taxes(a)	$42.7	$40.8	$(0.5)	$41.4	$51.7
Income from continuing operations(a)	$34.4	$43.9	$6.1	$34.7	$40.6
Operating margin(a)	5.8%	5.7%	2.2%	5.9%	7.8%
Return on average common shareholders’ equity(b)	6.0%	(1.2)%	(0.6)%	9.1%	11.3%
Common Stock Data (per share):
Income from continuing operations — diluted	$0.72	$0.91	$0.13	$0.72	$0.88
Cash dividends	$0.24	$0.24	$0.40	$0.80	$0.80
Market price range:
High	$19.75	$17.95	$20.56	$20.79	$27.07
Low	$12.69	$13.80	$15.75	$13.60	$16.00
Average common shares outstanding (in millions)	48.0	48.2	48.1	48.0	45.9
Financial Position at Year-End (dollars in millions):
Working capital(a)(c)	$144.9	$160.6	$157.1	$99.2	$152.2
Current ratio(a)(c)	1.5	1.6	1.7	1.4	1.8
Total assets	$1,049.4	$1,119.5	$1,132.4	$1,177.5	$1,155.9
Long-term debt, net of current portion	$160.3	$203.7	$215.7	$194.1	$344.5
Shareholders’ equity	$386.4	$376.3	$412.7	$422.5	$398.0
Debt-to-capitalization ratio(d)	37.4%	43.0%	37.3%	40.0%	44.0%
Net debt-to-capitalization ratio(f)	35.3%	33.5%	35.8%	39.1%	37.1%
Other (dollars in millions):
Orders(a)	$1,230.1	$1,100.5	$1,083.7	$972.7	$1,005.1
Backlog(a)	$403.3	$386.2	$411.9	$330.3	$412.2
Net cash provided by operating activities	$29.7	$70.6	$52.5	$70.3	$102.1
Net cash provided by (used for) investing activities	$(19.3)	$(0.7)	$34.1	$(10.1)	$(71.0)
Net cash provided by (used for) financing activities	$(83.0)	$7.1	$(81.7)	$(59.9)	$(38.2)
Capital expenditures(a)	$18.2	$16.6	$19.4	$16.8	$15.1
Depreciation and amortization(a)	$17.9	$18.2	$16.2	$15.1	$16.9
Employees(a)	5,469	5,367	5,382	5,666	5,987

(a)	continuing operations only, prior year amounts have been reclassified for discontinued operations as discussed in Note 11 to the financial statements

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

(e)	manufacturing equity: total equity less financial services assets plus financial services borrowings

(f)	net debt to capitalization ratio: manufacturing debt less cash and cash equivalents divided by manufacturing equity less cash and cash equivalents

The 2005 and 2004 income (loss) before income taxes includes restructuring costs of $0.7 million and $7.0 million, respectively. These costs are further explained in Item 7 under Restructuring Charges and in Note 12 to the financial statements. The 2005 income before income taxes was impacted by a $6.7 million gain on the sale of two industrial lighting product lines. The 2004 loss before income taxes was impacted by a $10.6 million loss incurred on a large contract for fire apparatus in the Netherlands, as more completely described in Item 7 under Fire Rescue Operations.

The selected financial data set forth above should be read in conjunction with the Company’s consolidated financial statements, including the notes thereto, and Item 7 of this Form 10-K.

The information concerning the Company’s selected quarterly data included in Note 18 of the financial statements contained under Item 8 of this Form 10-K is incorporated herein by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Company designs and manufactures a suite of products and integrated solutions for municipal, governmental, industrial and airport customers. Federal Signal’s portfolio of products include aerial devices, street sweepers, fire apparatus, safety and security systems, industrial vacuums, waterblasters, sewer cleaners and consumable industrial tooling. Due to technology, marketing, distribution and product application synergies, the Company’s business units are organized and managed in four operating segments: Safety and Security Systems, Fire Rescue, Environmental Solutions and Tool. The Company also provides customer and dealer financing to support the sale of its vehicles. The information concerning the Company’s manufacturing businesses included in Item 1 of this Form 10-K and Note 14 of the financial statements contained under Item 8 of this Form 10-K are incorporated herein by reference.

This Form 10-K, contain the words such as “may,” “will,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “project,” “estimate” and “objective” or the negative thereof or similar terminology concerning the Company’s future financial performance, business strategy, plans, goals and objectives. These expressions are intended to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include information concerning the Company’s possible or assumed future performance or results of operations and are not guarantees. While these statements are based on assumptions and judgments that management has made in light of industry experience as well as perceptions of historical trends, current conditions, expected future developments and other factors believed to be appropriate under the circumstances, they are subject to risks, uncertainties and other factors that may cause the Company’s actual results, performance or achievements to be materially different.

These risks and uncertainties, some of which are beyond the Company’s control, include the cyclical nature of the Company’s industrial, municipal government and airport markets, technological advances by competitors, the Company’s ability to improve its operating performance in its fire rescue plants, increased warranty and product liability expenses, risks associated with supplier, dealer and other partner alliances, changes in cost competitiveness including those resulting from foreign currency movements, disruptions in the supply of parts or components from the sole source suppliers and subcontractors, retention of key employees and general changes in the competitive environment. These risks and uncertainties include, but are not limited to, the risk factors described under Item 1A, “Risk Factors,” in this Form 10-K. These factors may not constitute all factors that could cause actual results to differ materially from those discussed in any forward-looking statement. The Company operates in a continually changing business environment and new factors emerge from time to time. The Company cannot predict such factors nor can it assess the impact, if any, of such factors on its financial position or results of operations. Accordingly, forward-looking statements should not be relied upon as a predictor of actual results. The Company disclaims any responsibility to update any forward-looking statement provided in this Form 10-K.

Results of Operations

Operating results have been restated to exclude the results of the Cutting Tools operations, formerly a component of the Tool Group which has been presented as discontinued operations and also to reflect the exclusion of the Refuse business which was classified as a discontinued operation in 2005. The Company entered into an agreement for the sale of the Cutting Tool operations in December, 2006. The transaction was completed on January 31, 2007. The assets of the Refuse business were substantially sold in 2006.

Orders and backlog

	2006	2005	2004

Analysis of orders:
Total orders	$1,230.1	$1,100.5	$1,083.7
Change in orders year over year	12.0%	2.0%
Change in US municipal and government orders year over year	3.0%	10.0%
Change in US industrial and commercial orders year over year	14.0%	(6.0)%
Change in non-US orders year over year	23.0%	(2.0)%

US municipal and government orders increased 3% in 2006 as a result of high demand for sweepers and sewer cleaners. US industrial and commercial orders increased on continued strength in industrial vacuum trucks and waterblasters. The substantial increase in non-US orders includes a large fire truck order for Montreal, Canada. Demand also increased for US exports in the Fire Rescue, Safety and Security Systems, and Environmental Solutions segments, and for products manufactured in Europe.

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

Consolidated results of operations

The following table summarizes the Company’s results of operations and operating metrics for each of the three years in the period ended December 31, 2006 ($ in millions, except per share amounts):

	2006	2005	2004

Net sales	$1,211.6	$1,119.0	$1,024.5
Cost of sales	(927.2)	(867.5)	(814.3)

Gross profit	284.4	251.5	210.2
Operating expenses	(214.5)	(187.1)	(180.2)
Restructuring charges	—	(0.7)	(7.0)

Operating income	69.9	63.7	23.0
Interest expense	(25.0)	(23.1)	(20.6)
Other income (expense)	(2.2)	0.2	(2.9)
Income tax benefit (charge)	(8.3)	3.1	6.6

Income from continuing operations	34.4	43.9	6.1
Discontinued operations	(11.7)	(48.5)	(8.4)

Net income (loss)	$22.7	$(4.6)	$(2.3)

Other data:
Operating margin	5.8%	5.7%	2.2%
Earnings per share — continuing operations	$0.72	$0.91	$0.13

Year Ended December 31, 2006 vs. December 31, 2005

Net sales increased 8% over 2005 attributable to a higher volume of safety and environmental product shipments and increased pricing across all segments. Operating income increased 10% and operating margins increased year over year, on a 13% gross profit increase. Pricing and volume gains overcame higher material and component costs to flow through to earnings. Offsetting the increase in gross profit, was an increase in operating expenses relating to higher sales commissions and selling-related expenses, an increase in stock-based compensation expense of $3.7 million and Economic Value based incentive achievement, at various levels throughout the Company, of $2.1 million. Additionally, a gain of $6.7 million from the sale of a product line reduced operating expenses in 2005.

Interest expense increased 8% from 2005, primarily as a result of higher interest rates and a greater mix of floating rate debt.

Other expenses include the Company’s share of losses relating to the start-up of the joint venture in China.

The 2006 effective tax rate relating to income from continuing operations increased to 19.4% from a tax benefit rate of 7.6%. The effective tax rate in 2005 reflected benefits associated with a reduction of reserves associated with the completion of a multi-year audit of the Company’s US tax returns in the amount of $6.0 million, a benefit associated with the reconciliation of deferred tax liabilities, the effect of tax-exempt municipal income, benefits associated with the repatriation of foreign earnings enabled under the American Jobs Creation Act, as well as the completion of other favorable tax reduction strategies. The 2006 rate benefited from the effect of tax-exempt municipal income and the completion of other favorable tax reduction strategies. Income from continuing operations decreased as a result of the less favorable tax rate in 2006.

Net income improved sixfold over the comparable 2005 period. Net income in 2006 includes an $11.7 million loss from discontinued operations versus a $48.5 million loss in 2005. Discontinued operations in 2006, includes the profitable Cutting Tool Operations of the Tool reporting segment, which were sold in January 2007. Also included in discontinued operations are the 2006 operations of the North American Refuse truck body business operating under the Leach brand name. Substantially all of the assets of the Leach business were sold during the second half of 2006.

Year Ended December 31, 2005 vs. December 31, 2004

Sales increased 9% in 2005 from 2004 as a result of strength in the fire rescue and vacuum truck businesses and deliveries against a large parking system contract. The Company’s operating income of $63.7 million in 2005 included restructuring charges of $0.7 million as the restructuring activities announced in 2004 were completed. The increase in income from continuing operations of $37.8 million compared to 2004 reflected the increase in sales across all groups and also lower operating costs in the fire rescue business and lower restructuring costs partially offset by higher corporate expense and interest expense.

Interest expense increased 12% to $23.1 million in 2005 compared to 2004. This increase was largely due to higher interest rates.

The Company’s 2005 effective tax rate on continuing operations of (7.6)% reflects a benefit of $6.0 million primarily due to a reduction in reserves in the second quarter associated with the completion of an audit of the Company’s US tax returns which encompassed the years 1999 — 2003, a $1.6 million benefit recorded to recognize the differences that existed between the recorded deferred tax liabilities and the amount that should have been recorded based on an analysis of timing differences between financial reporting and tax reporting, the effect of tax-exempt municipal income and a $2.5 million benefit in the fourth quarter of 2005 due to the repatriation of foreign cash balances associated with the American Jobs Creation Act; this benefit was realized because a portion of the repatriated earnings had previously been reserved at higher tax rates.

The net loss for 2005 of $4.6 million included $48.5 million of loss from discontinued operations. Discontinued operations in 2005 included the North American refuse truck body business, trading under the Leach brand name, which was classified as a business held for sale at December 31, 2005, and Federal APD do Brasil, LTDA, where operations were closed in the fourth quarter of 2005.

Restructuring Charges

The following table summarizes the Company’s restructuring charges by segment for each of the three years in the period ended December 31, 2006 ($ in millions):

	2006	2005	2004

Safety and Security Systems	$—	$—	$—
Fire Rescue	—	0.9	5.4
Environmental Solutions	—	—	—
Tool	—	(0.2)	1.2
Corporate	—	—	0.4

Total	$—	$0.7	$7.0

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

The Company closed its 120,000 square foot production facilities in Preble, New York and consolidated US production of fire rescue vehicles into its Ocala, Florida operations as of December 31, 2004. The consolidation was possible because successful lean manufacturing initiatives reduced manufacturing space requirements in the Fire Rescue Group, and because of progress made to rationalize and restructure the broad array of vehicle offerings. The Fire Rescue Group incurred $5.4 million in restructuring charges for the year ended December 31, 2004 and a further $0.9 million in 2005 bringing the total to $6.3 million. This consisted of $2.5 million in real property and manufacturing equipment impairment, $3.5 million in employee severance and related costs and $0.3 million of other costs.

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

The Company’s corporate office incurred $0.4 million in restructuring charges for the year ended December 31, 2004; these costs related to outside services directly attributable to the restructuring plan.

The 2004 restructuring plan was complete as of December 31, 2005.

Safety and Security Systems Operations

The following table presents the Safety and Security Systems Group’s results of operations for each of the three years in the period ended December 31, 2006 ($ in millions):

	2006	2005	2004

Total orders	$305.5	$259.5	$294.7
US orders	184.9	164.8	199.4
Non-US orders	120.6	94.7	95.3
Net sales	304.5	276.5	247.4
Operating income	41.2	45.0	33.5
Operating margin	13.5%	16.3%	13.5%

Orders improved 18% in 2006 over the comparable period in 2005 with strength across all major product lines, including industrial signaling and communications, hazardous area lighting, police products, warning systems, and parking systems. Net sales increased 10% over 2005, on increased volumes across all product lines, with the exception of airport parking systems, and despite the absence of $8 million of revenue from two industrial lighting product lines which were divested in the third quarter of 2005.

The operating income decline of 9% and the lower reported operating margin resulted from the inclusion of a $6.7 million gain on the sale of the industrial lighting product lines in the prior year comparable period. Excluding the gain, and the operations of the disposed product lines, the operating margin increased slightly, on higher sales volume and improved pricing, offset by higher compensation-related charges.

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

Operating income in 2005 included a $6.7 million gain on the sale of two industrial lighting product lines. The remainder of the income increase, compared with 2004, was largely due to the increased sales.

Fire Rescue Operations

The following table presents the Fire Rescue Group’s results of operations for each of the three years in the period ended December 31, 2006 ($ in millions):

	2006	2005	2004

Total orders	$365.0	$354.7	$355.8
US orders	199.3	234.7	211.9
Non-US orders	165.7	120.0	143.9
Net sales	384.8	371.2	360.9
Operating income (loss)	6.8	2.3	(23.9)
Operating margin	1.8%	0.6%	(6.6)%

Orders improved 3% over 2005, on strong aerial product demand in the Bronto articulated aerial apparatus business, particularly in the European and Asian markets as these platforms increasingly displace traditional ladders. The decline in US orders reflects effects of continuing changes in the Company’s dealer channel structure and policies. Sales increased 4% over the same period in 2005, on higher realized pricing across all product lines mainly due to pricing actions taken in 2005 to recover escalating material costs, and due to currency translation on non-USD orders. Partially offsetting these increases was the adverse impact of lower shipments from the Ocala production facility.

The operating income increase includes a $1.6 million benefit from the recovery of costs from certain suppliers relating to a large contract substantially completed in 2004. The benefit was partially offset by $1.0 million of costs incurred for the closure of a production facility in Red Deer, Alberta. The facility was sold in December, 2006. Excluding the effect of these events, operating income increased 170%, and operating margins improved to 1.6%.

Orders were essentially flat in 2005 compared to 2004. US municipal fire truck demand was strong throughout the year; however this increase was offset by lower international orders. Revenue rose 3% to $371.2 million and operating margin recovered to 0.6% due to performance improvements in the Ocala, Florida operation, lower restructuring charges and the realization of the benefits of the 2004 restructuring. Operating margin for 2004 of (6.6)% included the $10.6 million loss recorded on the multi-year contract for fire apparatus in the Netherlands. Results in 2005 also included $0.9 million in restructuring charges.

Environmental Solutions Operations

The following table presents the Environmental Solutions Group’s results of operations for each of the three years in the period ended December 31, 2006 ($ in millions):

	2006	2005	2004

Total orders	$437.2	$361.9	$311.2
US orders	333.6	268.1	233.5
Non-US orders	103.6	93.8	77.7
Net sales	399.4	347.7	294.6
Operating income	37.1	28.9	25.2
Operating margin	9.3%	8.3%	8.6%

Orders increased 21% over 2005, showing strength and improvement across all product lines, most notably in street sweepers and vacuum trucks. Sales increased 15% over the prior year on volume strength, higher pricing to offset increases in material and component costs and favorable currency movement.

Operating income increased 28% over the prior year. The operating margin benefited from the flow through of increased product demand and pricing and an improvement in production cost absorption, offset by elevated operating costs incurred from executing growth initiatives, including advancing the ERP system implementation, global expansion, and new product development.

In 2005, full year orders of $361.9 million increased 16% with increases at all operations. US vacuum truck and sewer cleaner orders were strong throughout the year. Higher sweeper volumes were the primary driver of the 21% increase in non-US orders. Revenue of $347.7 million was up 18% over 2004 primarily due to increased shipment volumes and higher pricing. Price increases were implemented in late-2004 and early-2005 to offset escalating raw material costs. Operating income increased primarily due to the increase in sales. The full year operating margin for 2005 declined to 8.3% from 8.6% in 2004 as a result of expenses related to a China joint venture initiated in the year and costs related to the progression of an enterprise business system implementation.

Tool Operations

The following table presents the Tool Group’s results of operations for each of the three years in the period ended December 31, 2006 ($ in millions):

	2006	2005	2004

Total orders	$122.4	$124.4	$122.0
US orders	82.6	82.5	80.4
Non-US orders	39.8	41.9	41.6
Net sales	122.9	123.6	121.6
Operating income	8.2	11.3	9.9
Operating margin	6.7%	9.1%	8.1%

Segment results have been restated to exclude the results of the Cutting Tools Operations, which have been presented as discontinued operations. The Company entered into an agreement for the sale of the Cutting Tool operations in December, 2006. The transaction was completed on January 31, 2007 for a gain of approximately $25 million.

US orders remained flat in 2006, and non-US orders contracted marginally. Sales were similarly impacted. All businesses continue to feel the impact of a weak automotive market and softness in the US housing market. Operating income declined 27% partially as a result of approximately $0.9 million of costs associated with a voluntary workforce reduction at the Dayton, Ohio plant in 2006. In addition, a business system conversion implementation error identified in 2006 resulted in approximately $1.5 million of incremental costs associated with lost productivity during the first half of 2006. These events affected the operating margin by 2.4 percentage points, and have since been satisfactorily resolved.

US orders increased 2% in 2005 due mainly to price increases. A stronger US industrial economy was offset by the weak automobile market. Sales were relatively flat in both US and non-US markets in 2005 compared to 2004. The operating income increase of $1.4 million in 2005 was primarily due to lower restructuring costs. The group incurred $1.2 million of restructuring charges in 2004 and recorded a $0.2 million gain in 2005.

Corporate Expense

Corporate expenses totaled $23.4 million in 2006 and $23.8 million in 2005 and $21.7 million in 2004. The 2% decrease in 2006 reflects lower expenses associated with firefighter hearing loss litigation and lower bad debt expenses relating to leasing activities, offset by higher compensation-related costs, particularly stock option expense of $1.3 million, as the Company began expensing stock options in 2006 as required under FASB Statement No. 123(R). In 2005, corporate expenses increased 10%, reflecting higher expenses associated with incentive compensation and salaries associated with improved earnings and an increased headcount. In 2005, incentive compensation included only bonuses and restricted stock awards.

Legal Matters

The Company has been sued by over 2,500 firefighters in numerous separate cases alleging that exposure to the Company’s sirens impaired their hearing. The Company has successfully defended itself in over 40 similar cases and contests the allegations. The Company continues to aggressively defend the matter. For further details regarding this and other legal matters, refer to Note 13 in the financial statements included in Item 8 of this Form 10-K.

Financial Services Activities

The Company maintained an investment of $158.9 million and $169.2 million at December 31, 2006 and 2005, respectively in lease financing and other receivables that are generated primarily by its Fire Rescue and Environmental Solutions customers. The decrease in leasing assets primarily resulted from early loan payoffs, and the continued runoff of the industrial leasing portfolio resulting from the Company’s decision in 2001 to no longer extend new leases to industrial customers. Financial services assets generally have repayment terms ranging from one to ten years. These assets are 94% leveraged as of December 31, 2006 and 2005, consistent with their overall quality; financial services debt was $149.0 million and $158.9 million at December 31, 2006 and 2005, respectively.

Financial revenues totaled $8.2 million, $9.6 million and $12.1 million in 2006, 2005 and 2004, respectively. The decline in 2006 and 2005 reflects the sale of a portion of the Company’s industrial leasing portfolio and lower financings of municipal product sales.

Financial Condition, Liquidity and Capital Resources

During each of the three years in the period ended December 31, 2006, the Company utilized its cash flows from operations to pay cash dividends to shareholders and to fund sustaining and cost reduction capital needs of its operations. Beyond these uses, remaining cash was used to pay down debt, to repurchase shares of common stock and to make voluntary pension contributions.

The Company’s cash and cash equivalents totaled $19.3 million, $91.9 million and $14.9 million as of December 31, 2006, 2005 and 2004, respectively. The following table summarizes the Company’s cash flows for each of the three years in the period ended December 31, 2006 ($ in millions):

	2006	2005	2004

Operating cash flow	$29.7	$70.6	$52.5
Dividends	(11.5)	(13.5)	(19.3)
Capital expenditures	(18.2)	(16.6)	(19.4)
Purchases of treasury stock	(12.1)	(5.0)	—
Borrowing activity, net	(60.5)	24.9	(62.4)
All other, net	—	16.6	53.5

Increase (decrease) in cash	$(72.6)	$77.0	$4.9

Cash flow from operations decreased by $40.9 million in 2006 from 2005. The lower cash flow was driven by increases in working capital requirements to support high year-end sales; additional outsourcing to support higher sewer cleaner and aerial device production levels; and inventory pre-buying ahead of 2007 changes in US engine emission regulations; and an $11.5 million contribution to the Company’s pension plans compared to $7.7 million in 2005.

Operating cash flow increased by $18.1 million to $70.6 million in 2005 compared to 2004. Income from operations increased due to improved sales in Environmental Solutions and Safety and Security Systems, operational improvements in Fire Rescue and lower restructuring costs. Working capital improvements were the primary reason for the remaining increase.

During 2006, the Company repurchased $12.1 million of stock under a 750,000 stock buy-back program approved by the Board of Directors. Treasury stock purchases reflect the Company’s policy to purchase shares to offset the dilutive effects of stock based compensation.

In 2006, the Company disposed of the production facility in Red Deer, Alberta for proceeds of $2.5 million. In 2005, the Company sold four former production facilities and two industrial lighting product lines for total cash proceeds of $22.0 million. In 2004, the Company disposed of Justrite Manufacturing Company, L.L.C. and Technical Tooling, Inc. for cash proceeds of $40.1 million and $6.5 million, respectively. In addition, the Company divested its 54% majority interest in Plastisol B.V. Holdings to the minority partner for $2.5 million in cash and a note receivable of $0.4 million. The divestitures in 2004 were in conjunction with the Company’s restructuring initiatives announced in June 2004 and the proceeds are included in the All Other, net line in the preceding table.

At December 31, 2006, $21.8 million was drawn against the Company’s $125 million Amended Credit Agreement revolving credit line. This credit agreement was amended and increased from $75 million to $125 million during 2006. The Company borrowed $23.6 million in September, 2006 through the Banc of America leasing facility, the balance on this facility as of December 31, 2006 was $90.7 million. Also in 2006, a $65 million private placement note matured and was repaid using a combination of cash flow from operations and borrowings under the Amended Credit Agreement revolving credit line. The Company was in compliance with all debt covenants throughout 2006.

In March 2005, the Company entered into a loan agreement secured by certain leases of the E-One business. For more detail on this loan agreement refer to Note 5 — Debt, contained in this Form 10-K. As of December 31, 2005 the balance on this facility was $91.4 million. At December 31, 2005 there was no balance drawn under the Company’s revolving credit facility.

In 2004, the Company repaid $62.4 million of debt by utilizing the proceeds from the sale of the three aforementioned businesses as well as the positive cash flow from operations. In 2004, the Company voluntarily reduced the size of its revolving credit facility from $250 million to $200 million.

Total manufacturing debt, net of cash, totaled $205.7 million at December 31, 2006, or 35% of total capitalization, up from 34% in 2005. At December 31, 2005, total manufacturing debt net of cash was $184.4 million. The Company believes that its municipal financial services assets, due to their high overall quality, are capable of sustaining a leverage ratio of 95% at December 31, 2006. The Company’s debt-to-capitalization ratio for its financial services activities was 94% at both December 31, 2006 and 2005. In 2006, the Company’s aggregate borrowing capacity was maintained.

Cash dividends decreased to $11.5 million in 2006 from $13.5 million in 2005. The Company declared dividends of $0.24 per share in 2006 and 2005.

The Company anticipates that its financial resources and major sources of liquidity, including cash flow from operations and borrowing capacity, will be adequate to meet its operating and capital needs in addition to its financial commitments.

Contractual Obligations and Commercial Commitments

The following table presents a summary of the Company’s contractual obligations and payments due by period as of December 31, 2006 ($ in millions):

	Payments Due by Period
		Less than			More than
	Total	1 Year	2-3 Years	4-5 Years	5 Years

Short-term obligations	$30.3	$30.3	$—	$—	$—
Long-term debt	347.1	41.6	107.2	87.2	111.1
Operating lease obligations	28.3	6.8	9.5	6.6	5.4
Fair value of interest rate swaps	5.6	0.3	—	2.1	3.2

Total contractual obligations	$411.3	$79.0	$116.7	$95.9	$119.7

The Company is party to various interest rate swap agreements in conjunction with the management of borrowing costs. As of December 31, 2006, the fair value of the Company’s net position would result in cash payments of $5.6 million. Future changes in the US interest rate environment would correspondingly affect the fair value and ultimate settlement of the contracts.

The Company also enters into foreign currency forward contracts to protect against the variability in exchange rates on cash flows of its foreign subsidiaries. As of December 31, 2006, there is no unrealized gain or loss on the Company’s foreign exchange contracts. Volatility in the future exchange rates between the US dollar and Euro and Canadian dollar will impact final settlement.

The following table presents a summary of the Company’s commercial commitments and the notional amount expiration by period ($ in millions):

	Notional Amount Expiration by Period
		Less than	2-3	4-5
	Total	1 Year	Years	Years

Financial standby letters of credit	$36.4	$35.9	$0.1	$0.4
Performance standby letters of credit	1.0	1.0	—	—
Guaranteed residual value obligations	2.5	0.1	2.4	—

Total commercial commitments	$39.9	$37.0	$2.5	$0.4

Financial standby letters of credit largely relate to casualty insurance policies for the Company’s workers’ compensation, automobile, general liability and product liability policies. Performance standby letters of credit represent guarantees of performance by foreign subsidiaries that engage in cross-border transactions with foreign customers.

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

Allowances for Doubtful Accounts

The Company performs ongoing credit evaluations of its customers. The Company’s policy is to establish, on a quarterly basis, allowances for doubtful accounts based on factors such as historical loss trends, credit quality of the present portfolio, collateral value and general economic conditions. If the historical loss trend increased or decreased 10% in 2006, the Company’s operating income would have decreased or increased by $0.1 million, respectively. Though management considers the valuation of the allowances proper and adequate, changes in the economy and/or deterioration of the financial condition of the Company’s customers could affect the reserve balances required.

Inventory Reserve

The Company performs ongoing evaluations to ensure that reserves for excess and obsolete inventory are properly identified and recorded. The reserve balance includes both specific and general reserves. Specific reserves at 100% are established based on the identification of separately identifiable obsolete products and materials. General reserves for materials are established based upon formulas which are established by reference to, among other things, the level of current inventory relative to recent usage, estimated scrap value and the level of estimated future usage. Historically, this reserve policy has given a close approximation of the Company’s experience with excess and obsolete inventory. The Company does not foresee a need to revise its reserve policy in the future. However, from time to time unusual buying patterns or shifts in demand may cause large movements in the reserve balance.

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

The Company’s warranty cost as a percentage of net sales totaled 1.0% in 2006, 1.1% in 2005 and 1.3% in 2004. The decrease in the rate in 2006 is primarily due to operational improvements in the Fire Rescue business. Management believes the reserve recorded at December 31, 2006 is appropriate. A 10% increase or decrease in the estimated warranty costs in 2006 would have decreased or increased operating income by $1.3 million, respectively.

Workers’ Compensation and Product Liability Reserves

Due to the nature of the products manufactured, the Company is subject to product liability claims in the ordinary course of business. The Company is partially self-funded for workers’ compensation and product liability claims with various retention and excess coverage thresholds. When a claim is filed, an initial liability is estimated, if any is expected, to settle the claim. This liability is periodically updated as more claim facts become known. The establishment and update of liabilities for unpaid claims, including claims incurred but not reported, is based on the assessment by the Company’s claim administrator of each claim, an independent actuarial valuation of the nature and severity of total claims and management’s estimate. The Company utilizes a third-party claims administrator to pay claims, track and evaluate actual claims experience and ensure consistency in the data used in the actuarial valuation. Management believes that the reserve established at December 31, 2006 appropriately reflects the Company’s risk exposure. The Company has not established a reserve for potential losses resulting from hearing loss litigation (see Note 13); if the Company is not successful in its defense, it will record a charge for such claims, to the extent they exceed insurance recoveries, at the time a judgment or settlement is made.

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

The annual testing conducted in 2006 and 2005 did not result in any impairment.

Although management believes that the assumptions and estimates used were reasonable, a sensitivity analysis for each reporting unit is performed along with the impairment test. The analysis indicated that a 5% change in the operating margin assumption would not have resulted in a goodwill impairment in any group.

Financial Market Risk Management

The Company is subject to market risk associated with changes in interest rates and foreign exchange rates. To mitigate this risk, the Company utilizes interest rate swaps and foreign currency options and forward contracts. The Company does not hold or issue derivative financial instruments for trading or speculative purposes and is not party to leveraged derivatives contracts.

Interest Rate Risk

The Company manages its exposure to interest rate movements by targeting a proportionate relationship between fixed-rate debt to total debt generally within established percentages of between 40% and 60%. The Company uses funded fixed-rate borrowings as well as interest rate swap agreements to balance its overall fixed/floating interest rate mix.

Of the Company’s debt at December 31, 2006, 40% was used to support financial services assets; the weighted average remaining life of those assets is typically under three years and the debt is substantially match-funded to the financing assets.

The following table presents the principal cash flows and weighted average interest rates by year of maturity for the Company’s total debt obligations held at December 31, 2006 ($ in millions):

	Expected Maturity Date							Fair
	2007	2008	2009	2010	2011	Thereafter	Total	Value

Fixed rate	$27.8	$35.1	$25.1	$25.2	$25.2	$68.0	$206.4	$210.8
Average interest rate	5.9%	5.8%	5.7%	5.6%	5.5%	5.2%	5.7%	—
Variable rate	$44.1	$34.5	$12.4	$29.7	$7.2	$43.1	$171.0	$171.0
Average interest rate	6.6%	6.6%	6.6%	6.6%	6.6%	6.6%	6.6%	—

The following table presents notional amounts and weighted average interest rates by expected (contractual) maturity date for the Company’s interest rate swap contracts held at December 31, 2006 ($ in millions). Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on implied forward rates in the yield curve at the reporting date.

	Expected Maturity Date							Fair
	2007	2008	2009	2010	2011	Thereafter	Total	Value

Pay fixed, receive variable	$—	$25.0	$5.0	$5.0	$—	$—	$35.0	$0.4
Average pay rate	—	5.1%	3.8%	3.8%	—	—	—	—
Average receive rate	—	5.4%	5.5%	5.5%	—	—	—	—
Receive fixed, pay variable	$13.6	$17.6	$7.6	$7.6	$7.6	$44.0	$98.0	$(4.6)
Average pay rate	8.4%	8.0%	7.3%	7.3%	7.4%	7.1%	—	—
Average receive rate	6.4%	6.1%	5.7%	5.7%	5.7%	5.2%	—	—

See Note 8 to the consolidated financial statements in this Form 10-K for a description of these agreements.

Foreign Exchange Rate Risk

The Company has foreign currency exposures related to buying and selling in currencies other than the local currency in which it operates. The Company utilizes foreign currency options and forward contracts to manage these risks.

The following table summarizes the Company’s foreign currency derivative instruments as of December 31, 2006. All are expected to settle in 2007. ($ in millions):

	Expected
	Settlement Date
	2007
		Average
	Notional	Contract	Fair
	Amount	Rate	Value

Forward contracts:
Buy Euros, sell US dollars	$1.7	1.3	$—
Other currencies	5.5		(0.2)

Total forward contracts	7.2		(0.2)
Options:
Buy US dollars, sell Euros	8.4	1.2	—

Total foreign currency derivatives	$15.6		$(0.2)

See Note 8 to the consolidated financial statements for a description of these agreements. All of these derivative instruments qualify for hedge accounting treatment.

Forward exchange contracts are recorded as a natural hedge when the hedged item is a recorded asset or liability that is revalued each accounting period, in accordance with SFAS No. 52, “Foreign Currency Translation”. For derivatives designated as natural hedges, changes in fair values are reported in the “Other income (expense)” line of the Consolidated Statements of Operations.

Other Matters

The Company has a business conduct policy applicable to all employees and regularly monitors compliance with that policy. The Company has determined that it had no significant related party transactions in each of the three years in the period ended December 31, 2006.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The information contained under the caption Financial Market Risk Management included in Item 7 of this Form 10-K is incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data.

FEDERAL SIGNAL CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
of Federal Signal Corporation

We have audited the accompanying consolidated balance sheets of Federal Signal Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Federal Signal Corporation and subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with US generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” and, effective for the fiscal year ended December 31, 2006, the Company adopted certain provisions of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Federal Signal Corporation’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2007 expressed an unqualified opinion thereon.

Chicago, Illinois
February 20, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
of Federal Signal Corporation

We have audited management’s assessment, included in Item 9A(b) of the accompanying Form 10-K, that Federal Signal Corporation maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Federal Signal Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Federal Signal Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Federal Signal Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2006 of Federal Signal Corporation and our report dated February 20, 2007, expressed an unqualified opinion thereon.

Chicago, Illinois
February 20, 2007

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	($ in millions)

ASSETS
Manufacturing activities:
Current assets
Cash and cash equivalents	$19.3	$91.9
Accounts receivable, net of allowances for doubtful accounts of $3.0 million and $2.6 million, respectively	192.1	165.1
Inventories — Note 2	174.2	153.0
Other current assets	33.2	24.6

Total current assets	418.8	434.6
Properties and equipment — Note 3	85.7	81.6
Other assets
Goodwill — Note 16	310.6	307.3
Other deferred charges and assets	17.6	39.1

Total manufacturing assets	832.7	862.6
Assets of discontinued operations — Note 11	57.8	87.7
Financial services activities — Lease financing and other receivables, net of allowances for doubtful accounts of $4.0 million and $3.9 million, respectively, and net of unearned finance revenue — Note 4	158.9	169.2

Total assets	$1,049.4	$1,119.5

LIABILITIES AND SHAREHOLDERS’ EQUITY
Manufacturing activities:
Current liabilities
Short-term borrowings — Note 5	$30.3	$6.6
Current portion of long-term borrowings — Note 5	34.4	66.0
Accounts payable	90.0	73.7
Accrued liabilities
Compensation and withholding taxes	36.0	34.0
Customer deposits	23.0	33.0
Other	60.2	60.7

Total current liabilities	273.9	274.0
Long-term borrowings — Note 5	160.3	203.7
Long-term pension and other liabilities	27.9	50.5
Deferred income taxes — Note 6	20.7	16.3

Total manufacturing liabilities	482.8	544.5
Liabilities of discontinued operations	31.2	39.8
Financial services activities — Borrowings — Note 5	149.0	158.9

Total liabilities	663.0	743.2
Shareholders’ equity — Notes 9 and 10
Common stock, $1 par value per share, 90.0 million shares authorized, 49.1 million and 48.8 million shares issued, respectively	49.1	48.8
Capital in excess of par value	99.8	98.2
Retained earnings	290.7	278.9
Treasury stock, 1.5 million and .7 million shares, respectively, at cost	(30.1)	(18.1)
Deferred stock awards	—	(4.8)
Accumulated other comprehensive (loss)	(23.1)	(26.7)
Total shareholders’ equity	386.4	376.3

Total liabilities and shareholders’ equity	$1,049.4	$1,119.5

See notes to consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2006	2005	2004
	($ in millions, except per share data)

Net sales	$1,211.6	$1,119.0	$1,024.5
Costs and expenses
Cost of sales	927.2	867.5	814.3
Selling, engineering, general and administrative	214.5	193.8	180.2
Gain on sale of product line	—	(6.7)	—
Restructuring charges	—	0.7	7.0

Operating income	69.9	63.7	23.0
Interest expense	25.0	23.1	20.6
Other income (expense)	(2.2)	0.2	(2.9)

Income (loss) before income taxes	42.7	40.8	(0.5)
Income tax benefit (charge) — Note 6	(8.3)	3.1	6.6

Income from continuing operations	34.4	43.9	6.1
Discontinued operations — Note 11:
Loss from discontinued operations and disposal, net of tax (benefit) charge of $(2.0) million, $(11.5) million and $3.7 million, respectively	(11.7)	(48.5)	(8.4)

Net income (loss)	$22.7	$(4.6)	$(2.3)

Basic and diluted earnings (loss) per share
Earnings from continuing operations	$0.72	$0.91	$0.13
Loss from discontinued operations and disposal, net of taxes	(0.25)	(1.01)	(0.18)

Net earnings (loss) per share	$0.47	$(0.10)	$(0.05)

See notes to consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common	Capital in				Accumulated
	Stock	Excess of			Deferred	Other
	Par	Par	Retained	Treasury	Stock	Comprehensive
	Value	Value	Earnings	Stock	Awards	Loss	Total
	($ in millions)

Balance at December 31, 2003,	$48.4	$91.9	$317.4	$(14.8)	$(2.3)	$(18.1)	$422.5
Comprehensive income:
Net loss			(2.3)				(2.3)
Foreign currency translation						6.8	6.8
Unrealized gains on derivatives, net of $1.2 million tax expense						1.9	1.9

Comprehensive income							6.4
Cash dividends declared			(19.3)				(19.3)
Compensation plans:
Exercise of stock options	0.1	0.4					0.5
Stock awards granted	0.2	2.9		0.1	(3.2)		—
Related tax benefits		0.5					0.5
Amortization of deferred stock awards					1.0		1.0
Other	(0.1)	(1.3)		1.1	1.4		1.1

Balance at December 31, 2004	48.6	94.4	295.8	(13.6)	(3.1)	(9.4)	412.7
Comprehensive income:
Net loss			(4.6)				(4.6)
Foreign currency translation						(8.9)	(8.9)
Unrealized gains on derivatives, net of $0.3 million tax expense						0.5	0.5
Minimum pension liability, net of $5.3 million tax benefit						(8.9)	(8.9)

Comprehensive loss							(21.9)
Cash dividends declared			(11.6)				(11.6)
Compensation plans:
Exercise of stock options		0.3					0.3
Stock awards granted	0.2	4.7		(0.1)	(4.8)		—
Amortization of deferred stock awards					2.1		2.1
Treasury stock:
Purchases				(5.0)			(5.0)
Other		(1.2)	(0.7)	0.6	1.0		(0.3)

Balance at December 31, 2005	48.8	98.2	278.9	(18.1)	(4.8)	(26.7)	376.3
Comprehensive loss:
Net income			22.7				22.7
Foreign currency translation						10.0	10.0
Unrealized losses on derivatives, net of $1.3 million tax benefit						(2.2)	(2.2)
Minimum pension liability, net of $2.3 million tax expense						4.0	4.0

Comprehensive income:							34.5
Adjustments to adopt SFAS 158, net of $4.8 million tax benefit						(8.2)	(8.2)
Cash dividends declared			(11.5)				(11.5)
Reclassification of deferred stock awards		(4.8)			4.8		—
Compensation plans:
Exercise of stock options		0.5					0.5
Related excess tax benefits		0.3					0.3
Stock-based compensation:
Awards and options	0.3	5.5					5.8
Treasury stock:
Purchases				(12.1)			(12.1)
Other		0.1	0.6	0.1			0.8

Balance at December 31, 2006	$49.1	$99.8	$290.7	$(30.1)	$—	$(23.1)	$386.4

See notes to consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2006	2005	2004
	($ in millions)

Operating activities
Net income (loss)	$22.7	$(4.6)	$(2.3)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on discontinued operations and disposal	11.7	48.5	8.4
Non-cash restructuring charges	—	0.3	7.1
Gain on sale of product line	—	(6.7)	—
Loss on joint venture	2.2	—	—
Gain on sale of properties and equipment	(1.4)	(2.3)	—
Loss on minority interest divestiture	—		2.9
Depreciation and amortization	17.9	18.2	16.2
Stock option and award compensation expense	5.8	2.1	1.0
Provision for doubtful accounts	(1.4)	(2.3)	3.3
Deferred income taxes	(2.7)	(39.7)	9.9
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions of companies
Accounts receivable	(21.2)	15.1	(6.9)
Inventories	(15.8)	4.3	(5.0)
Other current assets	(1.3)	(3.4)	7.6
Lease financing and other receivables	10.4	27.2	31.0
Accounts payable	14.3	4.6	3.5
Customer deposits	(10.8)	9.2	2.8
Accrued liabilities	(2.1)	(0.1)	5.6
Income taxes	2.3	0.5	(34.6)
Pension contributions	(11.3)	(7.7)	(5.2)
Other	5.7	6.7	3.7

Net cash provided by continuing operating activities	25.0	69.9	49.0
Net cash provided by discontinued operating activities	4.7	0.7	3.5

Net cash provided by operating activities	29.7	70.6	52.5
Investing activities
Purchases of properties and equipment	(18.2)	(16.6)	(19.4)
Proceeds from sales of properties and equipment	2.5	10.1	—
Proceeds from sale of product line	—	11.9	—
Investment in joint venture	(1.5)	(0.7)	—
Other, net	(1.4)	(1.2)	5.5

Net cash provided by (used for) continuing investing activities	(18.6)	3.5	(13.9)
Net cash provided by (used for) discontinued investing activities	(0.7)	(4.2)	48.0

Net cash provided by (used for) investing activities	(19.3)	(0.7)	34.1
Financing activities
Increase (reduction) in short-term borrowings, net	23.7	53.8	(36.3)
Proceeds from issuance of long-term borrowings	23.6	104.2	—
Repayment of long-term borrowings	(107.8)	(133.1)	(26.1)
Purchases of treasury stock	(12.1)	(5.0)	—
Cash dividends paid to shareholders	(11.5)	(13.5)	(19.3)
Other, net	1.1	0.7	—

Net cash provided by (used for) continuing financing activities	(83.0)	7.1	(81.7)
Net cash used for discontinued financing activities	—	—	—

Net cash provided by (used for) financing activities	(83.0)	7.1	(81.7)

Increase (decrease) in cash and cash equivalents	(72.6)	77.0	4.9
Cash and cash equivalents at beginning of year	91.9	14.9	10.0

Cash and cash equivalents at end of year	$19.3	$91.9	$14.9

See notes to consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation:  The consolidated financial statements include the accounts of Federal Signal Corporation and all of its subsidiaries. All significant intercompany balances and transactions have been eliminated.

Changes in presentation of statements of operations:  In 2006, the Company began classifying certain selling, general and administrative expenses in cost of sales. This reclassification is reflected in all periods presented. The impact of this reclassification resulted in an increase in cost of sales, and corresponding decrease in selling, engineering, general and administrative expenses, of $26.2 million, $26.7 million and $24.7 million in each of the three years in the period ended December 31, 2006.

Reclassifications:  Certain balances in 2005 and 2004 have been reclassified to conform to the 2006 presentation. Included with the reclassifications are restatements for discontinued operations. The discontinued operations arise out of the Safety and Security Systems, Environmental Solutions and Tool segments.

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

Inventories:  The Company’s inventories are stated at the lower of cost or market. At December 31, 2006 and 2005, approximately 57% of the Company’s inventories were costed using the FIFO method, respectively. The remaining portion of the Company’s inventories is costed using the LIFO (last-in, first-out) method. Included in the cost of inventories are raw materials, direct wages and associated production costs.

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

In April 2005, the Securities and Exchange Commission (“SEC”) issued a release that amended the compliance dates for Statement 123(R). In compliance with the SEC’s rule, the Company has applied Statement 123(R) as of January 1, 2006.

The Company has various stock-based compensation plans, described more fully in Note 9. Prior to January 1, 2006, as permitted by Statement 123, the Company accounted for these plans using the intrinsic value method of APB Opinion No. 25. Stock compensation expense reflected in net income prior to January 1, 2006 related to restricted stock awards which vested over four years through 2004 and three years beginning in 2005. With regard to stock options granted, no stock-based employee compensation expense was reflected in net income (loss) prior to January 1, 2006, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock at the date of grant which was the measurement date.

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

Accordingly, the adoption of Statement 123(R)’s fair value method has reduced the Company’s income before taxes by $2.3 million and net income by $1.5 million in the year ended December 31, 2006. Had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 9.

Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow. This requirement decreased net operating cash flows and increased net financing cash flows by $0.3 million in the year ended December 31, 2006. The amount included in operating cash flows recognized for such excess tax deductions was $0.3 million and $0.5 million in the years ended December 31, 2005 and 2004, respectively.

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

Product liability and workers’ compensation liability:  Due to the nature of the Company’s products, the Company is subject to claims for product liability and workers’ compensation in the normal course of business. The Company is self-funded for a portion of these claims. The Company establishes a reserve using a third-party actuary for any known outstanding matters, including a reserve for claims incurred but not yet reported.

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

Cash flow hedge:  A hedge of a forecast transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability is declared as a cash flow hedge. The effective portion of the change in the fair value of a derivative that is declared as a cash flow hedge is recorded in accumulated other comprehensive income. When the hedged item impacts the statement of operations, the gain or loss previously included in accumulated other comprehensive income is reported on the same line in the consolidated statements of operations as the hedged item. In addition, both the fair value of changes excluded from the Company’s effectiveness assessments and the ineffective portion of the changes in the fair value of derivatives used as cash flow hedges are reported in selling, general and administrative expenses in the consolidated statements of operations.

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

Earnings (loss) per share:  Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average common shares outstanding, which totaled 48.0 million, 48.2 million and 48.1 million for 2006, 2005 and 2004, respectively. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average common shares outstanding plus additional common shares that would have been outstanding assuming the exercise of stock options that are dilutive. The Company uses the treasury stock method to calculate dilutive shares. In 2004 and 2005, 0.1 million employee stock options were considered potential dilutive common shares, but were required to be excluded from the denominator of the calculation as anti-dilutive, due to the net loss for the years ended December 31, 2005 and December 31, 2004. The weighted average number of shares, outstanding for diluted earnings (loss) per share were 48.0 million, 48.2 million and 48.1 million for 2006, 2005 and 2004, respectively. In 2006, 2005 and 2004, options to purchase 2.6 million, 2.7 million and 2.6 million shares of common stock were outstanding, respectively.

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

Postretirement benefits:  In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132R (‘SFAS 158’). Companies are required to adopt certain provisions of SFAS 158 for the fiscal year ended December 31, 2006. Under SFAS 158, the funded status of each pension and other postretirement benefit plan at the year-end measurement date is required to be reported as an asset (for overfunded plans) or a liability (for underfunded plans), replacing the accrued or prepaid asset currently recorded and reversing any amounts previously recorded with respect to any additional minimum liability.

SFAS 158 requires disclosure of the incremental effect of adopting the standard on individual line items of the balance sheet. Adopting SFAS 158 at December 31, 2006 had the following effect on retirement benefit-related amounts reported in the balance sheet:

Incremental Effect of Adopting SFAS 158
December 31, 2006

	Before Adoption of	Adjustments to	After Adoption of
	SFAS 158*	Adopt SFAS 158	SFAS 158
	Increase/(decrease)

Assets:
Noncurrent benefit asset	$12.3	$(12.3)	$—
Intangible asset	0.4	(0.4)	—
Deferred tax asset**	11.5	4.8	16.3
Liabilities:
Noncurrent benefit liability	$21.7	$(0.7)	$21.0
Shareholders’ Equity:
Accumulated Other Comprehensive Income	$(19.1)	$(8.2)	$(27.3)

*	Includes effects of additional minimum liability, if any, that would have been recognized at December 31, 2006.

**	Assumes a 37% tax rate.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data) — (Continued)

Shareholders’ Equity and Accumulated Other Comprehensive Income changed due to the change in the additional minimum liability that would have been recognized at December 31, 2006, and the incremental effect of adopting SFAS 158 as follows:
Changes in Shareholders’ Equity

Year ended December 31, 2006

			Accumulated Other
		Comprehensive	Comprehensive
	Total	Income	Income

Balance at December 31, 2005			$(23.1)
Decrease in Additional Minimum Liability included in Other Comprehensive Income, net of tax	4.0	4.0	4.0
Adjustments to adopt SFAS 158, net of tax	(8.2)		(8.2)

Balance at December 31, 2006			$(27.3)

NOTE 2 — INVENTORIES

Inventories at December 31 are summarized as follows:

	2006	2005

Raw materials	$73.9	$56.9
Work in process	40.8	58.4
Finished goods	59.5	37.7

Total inventories	$174.2	$153.0

If the Company had used the first-in, first-out cost method exclusively, which approximates replacement cost, inventories would have aggregated $187.9 million and $165.6 million at December 31, 2006 and 2005, respectively.

NOTE 3 — PROPERTIES AND EQUIPMENT

Properties and equipment at December 31 are summarized as follows:

	2006	2005

Land	$7.6	$7.7
Buildings and improvements	49.3	49.4
Machinery and equipment	205.7	195.0
Accumulated depreciation	(176.9)	(170.5)

Total properties and equipment	$85.7	$81.6

NOTE 4 — LEASE FINANCING AND OTHER RECEIVABLES

As an added service to its customers, the Company is engaged in financial services activities. These activities primarily consist of providing long-term financing for certain US customers purchasing vehicle-based products from the Company’s Fire Rescue and Environmental Solutions groups. A substantial portion of these receivables is due from municipalities and volunteer fire departments. Financing is provided through sales-type lease contracts with terms that generally range from one to ten years. The amounts recorded as lease financing receivables represent amounts equivalent to normal selling prices less subsequent customer payments.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data) — (Continued)

Leases past due more than 90 days are evaluated and a determination made whether or not to place the lease in a non-accrual status based upon customer payment history and other relevant information at the time of the evaluation.

Lease financing and other receivables will become due as follows: $64.7 million in 2007, $24.6 million in 2008, $20.1 million in 2009, $16.0 million in 2010, $12.3 million in 2011 and $25.2 million thereafter. At December 31, 2006 and 2005, unearned finance revenue on these leases aggregated $19.2 million and $20.8 million, respectively.

NOTE 5 — DEBT

Short-term borrowings at December 31 consisted of the following:

	2006	2005

Amended Credit Agreement	$21.8	$—
Other foreign lines of credit	8.5	6.6

Total short-term borrowings	$30.3	$6.6

On February 3, 2006, the Company entered into an Amended and Restated Credit Agreement (“Amended Credit Agreement”) and terminated its previous Revolving Credit Facility. The Amended Credit Agreement provided for borrowings of up to $110.0 million and matures March 31, 2009. Borrowings under the Amended Credit Agreement bear interest, at the Company’s option, at either the Base Rate or LIBOR, plus an applicable margin. The applicable margin ranges from .25% to 1.00% for Base Rate borrowings and 1.50% to 2.25% for LIBOR borrowings depending on the Company’s total indebtedness to capital ratio. Pursuant to the Company’s right in the Amended Credit Agreement to request a $15.0 million increase in the aggregate commitments, effective July 17, 2006, the Amended Credit Agreement was increased from $110.0 million to $125.0 million.

The Amended Credit Agreement contains certain financial covenants for each fiscal quarter ending on or after December 31, 2006 that include maintaining an interest coverage ratio of not less than 3.0. As of December 31, 2006, the Company has $21.8 million in borrowings outstanding under the Amended Credit Agreement. The Company pays a quarterly commitment fee of 0.25% based on the unused portion of the Amended Credit Agreement.

Weighted average interest rates on short-term borrowings were 7.60% and 7.25% at December 31, 2006 and 2005, respectively.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data) — (Continued)

Long-Term Borrowings at December 31 consisted of the following:

	2006	2005

6.79% Unsecured Private Placement note with annual installments of $10.0 million due 2007-2011	$50.0	$50.0
6.37% Unsecured Private Placement note with annual installments of $10.0 million due 2005-2008	20.0	30.0
6.60% Unsecured Private Placement note with annual installments of $7.1 million due 2005-2011	35.7	42.9
4.93% Unsecured Private Placement note with annual installments of $8.0 million due 2008-2012	40.0	40.0
5.24% Unsecured Private Placement note due 2012	60.0	60.0
5.49% Unsecured Private Placement note due 2006	—	65.0
Unsecured Private Placement note, floating rate (6.41% and 5.57% at December 31, 2006 and 2005, respectively) due 2008-2013	50.0	50.0
Loan Agreement (described below), due 2006-2017	90.7	91.4
Other	0.7	2.0

	347.1	431.3
Fair value of interest rate swaps	(4.6)	(6.9)
Unamortized balance of terminated fair value interest rate swaps	1.2	4.2

	343.7	428.6
Less current maturities, excluding financial services activities	(34.4)	(66.0)
Less financial services activities — borrowings	(149.0)	(158.9)

Total long-term borrowings, net	$160.3	$203.7

On March 24, 2005, E-One, Inc. (“E-One”), a wholly-owned subsidiary of Federal Signal Corporation, entered into an agreement to borrow $75 million from Banc of America Leasing & Capital, LLC (the “Loan Agreement”) under a nonrecourse loan facility (the “Facility”). E-One’s indebtedness and other obligations under the Loan Agreement are payable out of certain customer leases of emergency equipment and other collateral as described in the Loan Agreement. Under the Loan Agreement, E-One may borrow additional amounts under the Facility, at the discretion of the lender, in an amount equal to 95% of the net present value of any additional customer leases included under the Facility. E-One borrowed an additional $29.2 million on December 15, 2005 and $23.6 million on September 27, 2006. In 2005, $12.8 million in lease payments were applied to reduce the Facility and during 2006, $24.3 million in lease payments have been applied to reduce the Facility balance to $90.7 million.

The Loan Agreement contains covenants and events of default that are ordinary and customary for similar credit facilities. At the election of E-One, the Facility bears interest at a fixed rate or a floating LIBOR rate. The $90.7 million outstanding at December 31, 2006 in the Facility bore interest at a 30-day floating LIBOR rate plus 1.35% (6.7% as of December 31, 2006). The obligations of E-One under the Loan Agreement are nonrecourse to E-One and the Company, except with respect to certain representations and warranties. E-One’s recourse obligations under the Loan Agreement are guaranteed by the Company.

In connection with the closing of the Loan Agreement, the Company utilized the proceeds from the initial funding of the Loan Agreement to repay $63.0 million outstanding under its previous revolving credit facility. The remainder of the proceeds were used by the Company for general corporate purposes.

Aggregate maturities of total borrowings amount to approximately $71.9 million in 2007, $69.7 million in 2008, $37.5 million in 2009, $54.8 million in 2010, $32.4 million in 2011 and $111.1 million thereafter. The fair

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data) — (Continued)

values of these borrowings aggregated $381.8 million and $450.0 million at December 31, 2006 and 2005, respectively. Included in 2007 maturities of $71.9 million are $7.2 million attributable to financial services borrowings and $30.3 million of short-term revolving debt.

For each of the above Private Placement notes, significant covenants consist of a maximum debt-to-capitalization ratio and minimum net worth. At December 31, 2006, all of the Company’s retained earnings were free of any restrictions and the Company was in compliance with the financial covenants and agreements.

At December 31, 2006 and 2005, deferred financing fees totaled $1.0 million and $1.2 million, respectively, and are included in other deferred charges and assets on the balance sheet.

The Company paid interest of $24.4 million in 2006, $24.8 million in 2005 and $24.1 million in 2004. See Note 8 regarding the Company’s utilization of derivative financial instruments relating to outstanding debt.

NOTE 6 — INCOME TAXES

The provisions for income taxes for each of the three years in the period ended December 31, 2006 consisted of the following:

	2006	2005	2004

Current:
Federal	$5.9	$28.4	$(23.6)
Foreign	4.9	7.1	6.4
State and local	0.2	1.1	0.7

	11.0	36.6	(16.5)
Deferred:
Federal	(3.4)	(38.9)	11.0
Foreign	0.2	(0.4)	(0.2)
State and local	0.5	(0.4)	(0.9)

	(2.7)	(39.7)	9.9

Total income taxes	$8.3	$(3.1)	$(6.6)

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data) — (Continued)

Differences between the statutory federal income tax rate and the effective income tax rate for each of the three years in the period ended December 31, 2006 are summarized below:

	2006	2005	2004

Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	1.5	1.6	1.6
Tax-exempt interest	(5.1)	(6.1)	(529.4)
Dividend repatriation	—	(6.2)	—
Strategy relating to sale of U.K. lighting business	—	(4.6)	—
Exports benefit	(2.3)	(1.9)	(207.0)
Tax reserves	(4.4)	(19.5)	(28.4)
R&D tax credits	(1.9)	(1.5)	(221.3)
Foreign tax effects	(1.5)	(4.5)	(151.0)
Valuation allowances	(0.7)	1.2	43.7
Other, net	(1.2)	(1.1)	(187.8)

Effective income tax rate	19.4%	(7.6)%	(1244.6)%

The Company’s 2005 effective tax rate of (7.6)% reflects a benefit of $6.0 million primarily due to a reduction in reserves in the 2005 second quarter associated with the completion of an audit of the Company’s US tax returns which encompassed the years 1999 through 2003.

On October 22, 2004, the American Jobs Creation Act was signed into law. One provision of the legislation allowed certain repatriated foreign earnings to be taxed at 5.25%, provided certain provisions are met. During 2005, the Company recognized a tax benefit of approximately $2.5 million related to the repatriation of foreign earnings under the Act.

Deferred income tax assets and liabilities at December 31 are summarized as follows:

	2006	2005

Deferred tax assets:
Accrued expenses	$14.6	$11.8
Net operating loss, alternative minimum tax, research and development, and foreign tax credit carry forwards	33.9	20.8
Other	9.3	9.1

Gross deferred tax assets	57.8	41.7
Valuation allowance	(5.4)	(3.4)

Total deferred tax assets	52.4	38.3
Deferred tax liabilities:
Depreciation and amortization	(48.6)	(36.3)
Revenue recognition	(0.3)	(2.7)
Pension liabilities	(4.9)	(3.5)
Undistributed earnings of non-US subsidiary	(0.4)	(0.2)

Gross deferred tax liabilities	(54.2)	(42.7)

Net deferred tax liability	$(1.8)	$(4.4)

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data) — (Continued)

Federal and state income taxes have not been provided on accumulated undistributed earnings of certain foreign subsidiaries aggregating approximately $84.7 million at December 31, 2006, as such earnings have been reinvested in the business. The determination of the amount of the unrecognized deferred tax liability related to the undistributed earnings is not practicable.

The deferred tax asset for tax loss carryforwards includes state net operating loss carryforwards of $1.7 million, which will begin to expire in 2007; foreign net operating loss carryforwards of $3.4 million of which $2.0 million has an indefinite life. The deferred tax asset for tax credit carryforwards includes US research tax credit carryforwards of $4.6 million, which will begin to expire in 2022, US foreign tax credits of $7.3 million, which will begin to expire in 2013 and US alternative minimum tax credit carryforwards of $4.5 million with no expiration.

Valuation allowances totaling $5.4 million have been established and include $1.6 million related to state net operating loss carryforwards and $3.8 million related to the foreign net operating loss and tax credit carryforwards.

The net deferred tax liability at December 31 is classified in the balance sheet as follows:

	2006	2005

Current net deferred tax assets, included in Other Current Assets in the accompanying balance sheets	$18.9	$11.9
Long-term net deferred tax liability	(20.7)	(16.3)

	$(1.8)	$(4.4)

The Company paid income taxes of $6.9 million in 2006, $9.8 million in 2005 and $6.3 million in 2004.

Income from continuing operations before taxes for the three-year period ended December 31, 2006 consisted of the following:

	2006	2005	2004

United States	$27.3	$14.9	$(19.4)
Non-US	15.4	25.9	18.9

	$42.7	$40.8	$(0.5)

NOTE 7 — POSTRETIREMENT BENEFITS

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

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data) — (Continued)

The components of net periodic pension expense for each of the three years in the period ended December 31, 2006 are summarized as follows:

	US Benefit Plans			Non-US Benefit Plan
	2006	2005	2004	2006	2005	2004

Company-sponsored plans
Service cost	$4.3	$4.8	$4.6	$0.2	$0.2	$0.2
Interest cost	8.6	8.2	7.7	2.7	2.8	2.6
Expected return on plan assets	(9.9)	(8.8)	(8.2)	(3.8)	(3.6)	(3.2)
Amortization of actuarial loss	1.4	1.8	1.5	0.6	0.7	0.9
Amortization of prior service cost	0.1	0.1	0.1	—	—	—
Curtailment charge	1.3	—	—	—	—	—
Other	—	(0.3)	(0.2)	—	—	—

	5.8	5.8	5.5	(0.3)	0.1	0.5
Multiemployer plans	0.3	0.3	0.2	—	—	—

Net periodic pension expense (income)	$6.1	$6.1	$5.7	$(0.3)	$0.1	$0.5

On July 17, 2006, an amendment to the Company’s US defined benefit plans for all of the Company’s employees, except for Tool segment employees and University Park, Illinois IBEW employees within the Safety and Security Systems Group, was approved by the Company’s Board of Directors. The amendment freezes service accruals for these employees as of December 31, 2006. The participants will, however, continue to accrue benefits resulting from future salary increases through 2016. As a result of the amendment, the Company was required to recognize a curtailment charge under SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Plans and for Termination Benefits” due to the recognition of prior service costs. The Company recognized a curtailment charge of $1.3 million measured at July 1, 2006, which was recorded during the quarter ended September 30, 2006 and is recognized in the table above, reflecting the unamortized portion of prior benefit changes.

The following table summarizes the weighted-average assumptions used in determining pension costs in each of the three years in the period ended December 31, 2006:

	US Benefit Plans			Non-US Benefit Plan
	2006	2005	2004	2006	2005	2004

Discount rate	6.13%	6.0%	6.25%	5.2%	5.75%	5.5%
Rate of increase in compensation levels	3.5%	3.5%	3.5%	NA *	NA *	NA *
Expected long term rate of return on plan assets	8.5%	9.0%	9.0%	7.0%	8.3%	8.3%

*	Non-US plan benefits are not adjusted for compensation level changes

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data) — (Continued)

The following summarizes the changes in the projected benefit obligation and plan assets, the funded status of the Company-sponsored plans and the major assumptions used to determine these amounts at December 31:

	US Benefit Plans		Non-US Benefit Plan
	2006	2005	2006	2005

Change in Benefit Obligation
Benefit obligation, beginning of year	$153.2	$134.2	$52.2	$49.3
Service cost	4.3	4.8	0.2	0.2
Interest cost	8.6	8.2	2.7	2.8
Plan amendments	(4.4)	—	—	—
Actuarial loss/(gain)	(9.3)	10.6	0.6	4.4
Benefits paid	(9.2)	(4.6)	(2.5)	(3.3)
Increase (decrease) due to translation	—	—	3.8	(1.2)

Benefit obligation, end of year	$143.2	$153.2	$57.0	$52.2

Accumulated benefit obligation, end of year	$131.2	$134.2	$57.0	$52.2

The following table summarizes the weighted-average assumptions used in determining benefit obligations as of December 31, 2006 and 2005:

	US Benefit Plans		Non-US Benefit Plan
	2006	2005	2006	2005

Discount rate	6.00%	5.75%	5.20%	5.10%
Rate of increase in compensation levels	3.50%	3.50%	N/A	N/A

	US Benefit Plans		Non-US Benefit Plan
	2006	2005	2006	2005

Change in Plan Assets
Fair value of plan assets, beginning of year	$107.8	$102.6	$48.8	$43.5
Actual return on plan assets	16.4	4.5	5.4	7.5
Company contribution	10.0	5.3	1.3	2.2
Benefits and expenses paid	(9.2)	(4.6)	(2.5)	(3.3)
Increase (decrease) due to translation	—	—	3.7	(1.1)

Fair value of plan assets, end of year	$125.0	$107.8	$56.7	$48.8

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data) — (Continued)

The following table summarizes the Company’s asset allocations for its benefits plans as of December 31, 2006 and 2005 and the target allocation for 2007 by asset category:

	US Benefit Plans			Non-US Benefit Plan
		Percentage of
	Target	Plan Assets as of		Target	Percentage of
	Allocation	December 31		Allocation	Plan Assets as of September 30,
	2007	2006	2005	2007	2006	2005

Equity securities	75%	81%	77%	60%	67%	61%
Fixed income securities	25%	19%	23%	40%	31%	36%
Cash	—	—	—	—	2%	3%

Total	100%	100%	100%	100%	100%	100%

The investment strategy for the US benefit plans is to 1) maintain a liquid, diversified portfolio that can provide a weighted-average target return of 8.5% or more, 2) maintain liquidity to meet obligations and 3) prudently manage administrative and management costs. The plan invests in equity and fixed income instruments. The equity allocation is targeted to be within a range of 60% to 80% of plan assets with US equities comprising 50% to 80% while Company stock may comprise up to 5%. The fixed income allocation is targeted to be within a range of 20% to 40% of plan assets with US high grade fixed income securities comprising 15% to 40%; US high yield fixed income investments may comprise up to 15% of plan assets. The asset allocation is reviewed regularly and portfolio investments are rebalanced periodically to the targeted allocation when considered appropriate. The use of derivatives is allowed in limited circumstances. The plan held no derivatives during the years ended December 31, 2006 and 2005.

Plan assets for the non-US benefit plans consist principally of a diversified portfolio of equity securities, U.K. government obligations and fixed interest securities.

Strong year end returns in 2006 temporarily pushed holdings above the equity targets for both the US and non-US benefit plans.

As of December 31, 2006 and 2005, equity securities included 0.2 million shares of the Company’s common stock valued at $3.8 million and $3.5 million, respectively. Dividends paid on the Company’s common stock to the pension trusts aggregated $0.1 million in each of the years ended December 31, 2006 and 2005.

	US Benefit Plans		Non-US Benefit Plans
	2006	2005	2006	2005

Funded status, end of year
Fair value of plan assets	$125.0	$107.8	$56.7	$48.8
Benefit obligations	143.2	153.2	57.0	52.2

Funded status	(18.2)	(45.4)	(0.3)	(3.4)
Unrecognized net actuarial loss	N/A	52.4	N/A	13.3
Unrecognized prior service cost	N/A	1.7	N/A	—

Amount recognized, end of year	$(18.2)	$8.7	$(0.3)	$9.9

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data) — (Continued)

Amounts recognized in the Balance Sheet consist of:

	US Benefit Plans			Non-US Benefit Plan
	2006	2005		2006	2005

Noncurrent liability	$(18.2)	$	N/A	$(0.3)	$	N/A
Prepaid benefit cost	N/A		8.7	N/A		9.9
Accrued benefit liability	N/A		(35.1)	N/A		(3.3)
Intangible asset	N/A		1.7	N/A		—
Accumulated other comprehensive income (loss), pre-tax	31.0		33.4	12.6		3.3

Net amount recognized	$12.8		$8.7	$12.3		$9.9

Amounts recognized in Accumulated Other Comprehensive Income consist of:

	US Benefit Plans		Non-US Benefit Plan
	2006	2005	2006	2005

Net actuarial loss	$30.6	N/A	$12.6	N/A
Prior service cost	0.4	N/A	—	N/A

Net amount recognized, pre-tax	$31.0	N/A	$12.6	N/A

The Company expects $1.3 million relating to amortization of the actuarial loss to be amortized from Accumulated Other Comprehensive Income into Net Periodic Benefit Cost in 2007.

The Company expects to contribute up to $10.0 million to the US benefit plans in 2007. Future contributions to the plans will be based on such factors as annual service cost as well as impacts to plan asset values, interest rate movements and benefit payments.

The following table presents the benefits expected to be paid under the Company’s defined benefit plans in each of the next five years, and in aggregate for the five years thereafter:

	US Benefit	Non-US
	Plans	Benefit Plan

2007	$4.5	$2.6
2008	4.7	2.8
2009	5.0	3.0
2010	5.4	3.3
2011	5.9	3.4
2012-2016	39.9	19.5

The Company also sponsors a number of defined contribution pension plans covering a majority of its employees. Through 2006 participation in the plans was at each employee’s election and Company contributions to these plans were based on a percentage of employee contributions. Effective January 1, 2007, participation is via automatic enrollment, employees may elect to opt out of the plan. Company contributions to the plan are now based on employees’ age and service as well as a percentage of employee contributions.

The cost of these plans during each of the three years in the period ended December 31, 2006, was $5.6 million in 2006, $5.7 million in 2005 and $6.0 million in 2004.

Prior to September 30, 2003, the Company also provided medical benefits to certain eligible retired employees. These benefits were funded when the claims were incurred. Participants generally became eligible for these benefits at age 60 after completing at least fifteen years of service. The plan provided for the payment of

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data) — (Continued)

specified percentages of medical expenses reduced by any deductible and payments made by other primary group coverage and government programs. Effective September 30, 2003, the Company amended the retiree medical plan and effectively canceled coverage for all eligible active employees except for retirees and a limited group that qualified under a formula based on age and years of service. Accumulated postretirement benefit liabilities of $2.5 million and $2.8 million at December 31, 2006 and 2005, respectively, were fully accrued. The net periodic postretirement benefit costs have not been significant during the three-year period ended December 31, 2006.

NOTE 8 — DERIVATIVE FINANCIAL INSTRUMENTS

All derivative financial instruments are reported on the balance sheet at their respective fair values. Changes in fair value are recognized either in earnings or equity, depending on the nature of the underlying exposure being hedged and how effective a derivative is at offsetting price movements in the underlying exposure. All of the Company’s derivative positions existing at December 31, 2006 qualified for hedge accounting under SFAS No. 133, except as described below. Derivatives documentation policies comply with the requirements of SFAS No. 133.

To manage interest costs, the Company utilizes interest rate swaps in combination with its funded debt. Interest rate swaps executed in conjunction with long-term private placements effectively converted fixed rate debt to variable rate debt. At December 31, 2006, the Company’s receive fixed, pay variable swap agreements with financial institutions terminate in varying amounts between 2007 to 2012. These agreements are designated as fair value hedges. In the second quarter of 2005, the Company dedesignated a fair value hedge. The derivative does not qualify for hedge accounting under SFAS No. 133 and is marked-to-market with the offsetting adjustment recorded to income.

At December 31, 2006, the Company was also party to interest rate swap agreements with financial institutions in which the Company pays interest at a fixed rate and receives interest at variable LIBOR rates. These derivative instruments terminate in varying amounts between 2007 to 2010. These interest rate swap agreements are designated as cash flow hedges. In the second quarter of 2005, the Company entered into an interest rate swap which was not designated as a hedge and is marked-to-market with the offsetting adjustment recorded to income.

The fair values of interest rate swaps are based on quotes from financial institutions. The following table summarizes the Company’s interest rate swaps at December 31, 2006 and 2005:

	Fair Value Swaps		Cash Flow Swaps
	2006	2005	2006	2005

Notional amount	$147.9	$202.9	$85.0	$105.0
Fair value	(7.2)	(10.0)	1.6	3.3
Average pay rate	8.0%	7.2%	6.9%	6.3%
Average receive rate	6.0%	6.0%	7.6%	6.2%

In 2006 and 2005, the Company cancelled various interest rate swaps associated with its debt portfolio in response to movements in the interest rate market. These transactions resulted in net cash payments of $1.9 million and $0.5 million in 2006 and 2005, respectively. The associated losses on the interest rate swaps are being amortized to interest expense over the life of the underlying debt. As of December 31, 2006 and 2005, the Company has unamortized gains of $1.2 million and $4.2 million, respectively.

From time to time the Company designates foreign currency forward exchange contracts as fair value hedges to protect against the variability in exchange rates on short-term intercompany borrowings and firm commitments denominated in foreign currencies. There were no outstanding foreign currency fair value hedges as of December 31, 2006.

The Company also manages the volatility of cash flows caused by fluctuations in currency rates by entering into foreign exchange forward contracts and options. These derivative instruments that hedge portions of the

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data) — (Continued)

Company’s anticipated third-party purchases and forecast intercompany sales denominated in foreign currencies mature in 2007.

The following table summarizes the Company’s foreign exchange contracts at December 31, 2006 and 2005:

	2006		2005
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value

Cash flow forwards	$7.2	$(0.2)	$17.2	$1.4
Options	8.4	—	34.6	(.3)

Total	$15.6	$(0.2)	$51.8	$1.1

The Company expects $0.0 million of net gains that are reported in accumulated other comprehensive income as of December 31, 2006 to be reclassified into earnings in 2007 as the respective hedged transactions will affect 2007 earnings.

NOTE 9 — STOCK-BASED COMPENSATION

The Company’s stock benefit plans, approved by the Company’s shareholders, and administered by the Compensation and Benefits Committee of the Board of Directors of the Company, provides for the grant of incentive and non-incentive stock options, restricted stock and other stock-based awards or units to key employees and directors. The plans, as amended, authorize the grant of up to 4.0 million benefit shares or units through April 2015. These share or unit amounts exclude amounts that were issued under predecessor plans. Benefit shares or units include incentive and non-incentive stock options, restricted stock awards and other stock awards or units.

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

The weighted average fair value of options granted during 2006, 2005 and 2004 was $6.21, $4.93 and $5.96, respectively. The fair value of each option grant was estimated using the Black-Scholes option pricing model with the following assumptions:

	2006	2005	2004

Dividend yield	1.3%	1.7%	2.1%
Expected volatility	30%	27%	32%
Risk free interest rate	4.6%	4.2%	3.5%
Weighted average expected option life in years	7	8	8

The expected life of options represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and the Company’s historical exercise patterns. The risk-free interest rate is based on the US Treasury yield curve in effect at the time of the grant for periods corresponding with the expected life of the options. Expected volatility is based on historical volatilities of the Company’s common stock. Dividend yields are based on historical dividend payments.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data) — (Continued)

Stock option activity for the three years ended December 31, 2006 was as follows:

	Option Shares			Weighted Average Exercise Price
	2006	2005	2004	2006	2005	2004
	(In millions)

Outstanding at beginning of year	2.7	2.6	2.4	$19.15	$19.84	$20.06
Granted	0.6	0.6	0.5	16.93	15.69	18.74
Cancelled or expired	(0.7)	(0.5)	(0.2)	21.26	19.09	20.14
Exercised	(0.0)	(0.0)	(0.1)	16.23	15.26	15.65

Outstanding at end of year	2.6	2.7	2.6	$18.15	$19.15	$19.84

Exercisable at end of year	1.7	1.8	1.8	$18.84	$20.19	$20.70

The following table summarizes information concerning stock options outstanding as of December 31, 2006 under all plans:

	Options Outstanding			Options Exercisable
			Weighted		Weighted
		Weighted	Average		Average
		Average	Exercise		Exercise
Range of Exercise Prices	Shares	Remaining Life	Price	Shares	Price
	(In millions)	(In years)		(In millions)

$12.00 - $16.00	0.3	4.8	$14.79	0.3	$14.88
16.01 - 18.00	1.1	7.3	16.50	0.4	16.19
18.01 - 20.00	0.4	5.4	18.84	0.2	18.89
20.01 - 22.00	0.5	2.0	21.03	0.5	21.03
22.01 - 26.40	0.3	2.4	23.62	0.3	23.62

	2.6	5.2	$18.15	1.7	$18.84

The aggregate intrinsic value, the difference between the weighted average exercise price and the closing price on December 31, 2006, is $5.5 million. The closing price on December 31, 2006 was $16.04.

The following table illustrates the effect on net income and earnings per share for the two years ended December 31, 2005 if the Company had applied fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, to all stock-based employee compensation. For purposes of pro forma disclosure, the estimated fair value of the options using a Black-Scholes option pricing model is amortized to expense over the option’s vesting period.

	2005	2004

Reported net loss	$(4.6)	$(2.3)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	1.3	0.6
Deduct: Total stock-based employee compensation expense determined under the fair-value method for all awards, net of related tax effects	(2.6)	(2.3)

Pro forma net loss	$(5.9)	$(4.0)

Basic and diluted loss per common share:
Reported loss per share	$(0.10)	$(0.05)
Pro forma loss per share	$(0.12)	$(0.08)

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data) — (Continued)

Restricted stock awards are granted to employees at no cost. Through 2004, these awards primarily vested at the rate of 25% annually commencing one year from the date of award, provided the recipient was still employed by the Company on the vesting date. Beginning in 2005, awards primarily cliff vest at the third anniversary from the date of award, provided the recipient is still employed by the Company on the vesting date. The cost of restricted stock awards, based on the fair market value at the date of grant, is being charged to expense over the respective vesting periods. The following table summarizes restricted stock grants for the twelve month period ended December 31, 2006:

	Number of	Weighted Average
	Restricted Shares	Price per Share
	(Shares in millions)

Outstanding and non-vested at December 31, 2005	0.4	$16.48
Granted	0.4	17.02
Vested	(0.1)	17.46
Cancelled	(0.1)	16.12

Outstanding and non-vested at December 31, 2006	0.6	$16.70

The total compensation expense related to all share-based compensation plans was $5.8 million, $2.1 million, and $1.0 million for the years ended December 31, 2006, 2005 and 2004, respectively. Also, as of December 31, 2006, the total remaining unrecognized compensation cost related to awards of stock options amounted to $3.2 million, which will be amortized over the weighted-average period of approximately 1.5 years.

NOTE 10 — SHAREHOLDERS’ EQUITY

The Company’s board of directors has the authority to issue 90.0 million shares of common stock at a par value of $1 per share.

The holders of common stock (i) may receive dividends subject to all of the rights of the holders of preference stock, (ii) shall be entitled to share ratably upon any liquidation of the Company in the assets of the Company, if any, remaining after payment in full to the holders of preference stock and (iii) receive one vote for each common share held and shall vote together share for share with the holders of voting shares of preference stock as one class for the election of directors and for all other purposes. The Company has 49.1 million and 48.8 million common shares issued as of December 31, 2006 and 2005, respectively. Of those amounts 47.6 million and 48.1 million common shares were outstanding as of December 31, 2006 and 2005, respectively.

The Company’s board of directors is also authorized to provide for the issuance of 0.8 million shares of preference stock at a par value of $1 per share. The authority of the board of directors includes, but is not limited to, the determination of the dividend rate, voting rights, conversion and redemption features and liquidation preferences. The Company has not issued any preference stock as of December 31, 2006.

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

NOTE 11 — DISCONTINUED OPERATIONS

The following table shows an analysis of assets and liabilities of discontinued operations as of December 31:

	2006	2005
	($ in millions)

Current assets	$18.2	$36.9
Properties and equipment	12.9	18.0
Long-term assets	26.7	32.8

Total assets	$57.8	$87.7

Current liabilities	7.2	18.3
Long-term liabilities	24.0	21.5

Total liabilities	$31.2	$39.8

Included in liabilities is $13.7 million relating to estimated product liability obligations of the North American refuse truck body business.

The following table presents the operating results of the Company’s discontinued operations for the three-year period ended December 31, 2006:

	2006	2005	2004

Net sales	$83.8	$101.7	$168.4
Costs and expenses	(97.5)	(161.7)	(173.1)

Loss before income taxes	(13.7)	(60.0)	(4.7)
Income tax charge (benefit)	(2.0)	(11.5)	3.7

Loss from discontinued operations and disposal	$(11.7)	$(48.5)	$(8.4)

On January 31, 2007, the Company completed the sale of Manchester Tool Company, On Time Machining Company and Clapp Dico, referred to collectively as the “Cutting Tool Operations” which were part of the Tool Group. The assets of these businesses were held for sale as of December 31, 2006. These operations produced industrial cutting tools, engineered components and advanced materials consumed in production processes. No asset impairment charges have been recorded in conjunction with the disposal. Revenues relating to Cutting Tool operations amount to $37.8 million, $37.9 million and $39.4 million for the years ended December 31, 2006, 2005 and 2004, respectively. Income from Cutting Tool operations, net of tax, were $4.1 million, $3.4 million and $3.4 million for the years ended December 31, 2006, 2005 and 2004, respectively.

In December 2005, the Company determined that its investment in the North American refuse truck body business, operating under the Leach brand name, was no longer strategic. The assets of this business were held for sale as of December 31, 2005 and 2006. In August 2006, the Company completed the sale of certain Leach refuse truck body business assets. The transaction included specified inventories and equipment and responsibility of the

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data) — (Continued)

Wisconsin office and associated employees. The transaction did not include the Company’s Alberta manufacturing facility which has subsequently been sold. The loss from discontinued operations includes $9.7 million and $34.1 million of after tax impairment changes related to the disposal of refuse assets for the years ended December 31, 2006 and 2005, respectively. Losses from the operations of the business, net of tax were $6.1 million, $15.7 million and $17.9 million for the years ended December 31, 2006, 2005 and 2004, respectively.

The Company initiated a restructuring in 2004 to consolidate the production of all refuse truck bodies into its facility in Medicine Hat, Alberta. The following table summarizes the restructuring actions taken and the pre-tax charges to expense in 2004 and 2005 relating to this initiative:

	Pre-tax	Pre-tax	Total pre-tax
	Restructuring	Restructuring	Restructuring
Initiative	Charges in 2004	Charges in 2005	Charges

Closure of refuse truck production facility in Oshkosh, Wisconsin and consolidation into its facility in Medicine Hat, Alberta	$8.4	$2.0	$10.4

This restructuring was completed in the fourth quarter of 2005.

In December 2005, the Company completed the closure of operations at Federal APD do Brasil, LTDA. The loss on disposal was $1.6 million after tax due to asset impairments and closure costs; this included $0.9 million of goodwill attributable to this business. This business produced parking systems for the local market primarily in Brazil. Revenues amount to $0.9 million and $1.8 million for the years ended December 31, 2005 and 2004, respectively. Losses from operations, net of tax, totaled $0.5 million and $0.6 million for the years ended December 31, 2005 and 2004, respectively.

In conjunction with the strategic restructuring initiatives announced in June 2004 (see Note 12), the Company determined that its investments in Justrite Manufacturing, L.L.C. (“Justrite”), Technical Tooling, Inc. (“TTI”) and Plastisol B.V. Holdings (“Plastisol”) were no longer strategic investments and divested its interests.

In December 2004, the Company sold Justrite for $40.1 million in cash resulting in an $11.1 million gain, net of tax, on disposal of discontinued operations for the year ended December 31, 2004. Justrite manufactured hazardous liquid containment products including safety cans and cabinets for flammables and corrosives, specialty containers and drum safety equipment. Revenues amounted to $39.7 million and $35.9 million for the two years in the period ended December 31, 2005. Income before income taxes totaled $5.0 million for the year ended December 31, 2004. Sale proceeds were used to repay debt.

In October 2004, the Company divested TTI for $6.5 million in cash resulting in a $1.4 million gain, net of tax, on disposal of discontinued operations for the year ended December 31, 2004. TTI manufactured a full line of can body-making precision tooling for beverage can producers worldwide. Revenues were $6.5 million for the year ended December 31, 2004. Operating income before income taxes totaled $1.1 million for the year ended December 31, 2004. Sale proceeds were used to repay debt.

In July 2004, the Company sold its 54% majority ownership interest in Plastisol to the minority partner for $2.5 million in cash and a $0.4 million note receivable resulting in a $5.2 million loss, net of tax, on disposal of discontinued operations for the year ended December 31, 2004. The Company acquired its ownership interest in 2001. Plastisol manufactured glass fiber reinforced polyester fire truck cabs and bodies mainly for European and Asian markets. Revenues totaled $7.7 million for the year ended December 31, 2004. Operating losses before income taxes totaled $0.1 million for the year ended December 31, 2004. Sale proceeds were used to repay debt.

In April 2003, the Company completed the sale of the Sign Group to a third party. In 2004 the Company incurred an additional $0.6 million loss, net of taxes, on disposal of discontinued operations, reflecting the resolution of a contingent liability. The Sign Group manufactured illuminated, nonilluminated and electronic

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data) — (Continued)

advertising sign displays primarily for commercial and industrial markets and contracted to provide maintenance services for the signs it manufactured as well as signs manufactured by others.

NOTE 12 — RESTRUCTURING CHARGES AND ASSET DISPOSITIONS

Restructuring charges

In 2004, the Company announced the implementation of a number of initiatives including restructuring of certain of its operations and the dispositions of certain assets. The 2004 restructuring initiatives focused on plant consolidations and product rationalization in order to streamline the Company’s operations; the actions taken were aimed at improving the profitability of the Fire Rescue and European Tool businesses as well as improving the Company’s overhead cost structure. The asset dispositions consisted of asset sales of certain operations the Company considered no longer integral to the long-term strategy of its business.

The following table summarizes the 2004 restructuring actions taken, and the pre-tax charges to expense incurred in 2004 and 2005:

		Pre-Tax	Pre-Tax
		Restructuring	Restructuring
Group	Initiative	Charges in 2004	Charges in 2005	Total Charges

Fire Rescue	Closure of the production facilities located in Preble, New York and consolidation of US production of fire rescue vehicles into the Ocala, Florida operations; completed in the first quarter of 2005	$5.4	$0.9	$6.3
Tool	Reducing manufacturing activities relating to tooling products in France and outsourcing production to its Portugal facility; completed in the fourth quarter of 2005	1.2	(0.2)	1.0
Corporate	Planning and organizing restructuring activities	0.4		0.4

		$7.0	$0.7	$7.7

The following presents an analysis of the restructuring reserves for the years ended December 31, 2005 and 2006:

		Asset
	Severance	Impairment	Other	Total

Balance as of December 31, 2004	$2.0	$—	$0.1	$2.1
Charges to expense	0.5	—	0.2	0.7
Cash payments	(2.6)	—	(0.5)	(3.1)
Non-cash activity	0.1	—	0.2	0.3

Balance as of December 31, 2005 and 2006	$—	$—	$—	$—

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

Asset dispositions

In December 2006, the Company disposed of the land and buildings of the fire truck plant in Red Deer, Alberta for proceeds of $2.5 million and recorded a pre-tax gain of $1.4 million.

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

NOTE 13 — LEGAL PROCEEDINGS

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

The Company has been sued in Chicago, Illinois by firefighters seeking damages claiming that exposure to the Company’s sirens has impaired their hearing and that the sirens are therefore defective. There are presently 33 cases filed during the period 1999-2004, involving a total of 2,498 plaintiffs pending in the Circuit Court of Cook County, Illinois. Of that total number, 18 plaintiffs have been dismissed outright and another 36 plaintiffs appeared in duplicate cases. These plaintiffs were dismissed from the duplicate cases. The plaintiffs’ attorneys have threatened to bring more suits in the future. The Company believes that these product liability suits have no merit and that sirens are necessary in emergency situations and save lives. The discovery phase of the litigation recommenced in 2004 and remains ongoing; the Company is aggressively defending the matters. The judge denied plaintiff’s motion to assert a claim for punitive damages on February 7, 2006. On October 19, 2006, four New York firefighters filed a complaint for hearing loss against Federal Signal and twelve additional named defendants in the Supreme Court of Kings County, New York. On October 26, 2006, three firefighters filed a similar complaint against Federal Signal and a local distributor defendant in the Circuit Court of Clay County, Missouri alleging hearing loss from Federal Signal sirens. A similar suit was filed at or about the same time by four firefighters in the Circuit Court of Jackson County, Missouri against Federal Signal and the same distributor defendant. On November 30, 2006, three

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data) — (Continued)

additional lawsuits were filed in Maryland Circuit Courts for Baltimore City (three firefighter plaintiffs), Montgomery County (three plaintiffs) and Prince Georges County (two plaintiffs), all asserting similar claims for hearing loss against Federal Signal and four local distributors. Finally, Federal Signal has been informed that four new lawsuits were filed in early January 2007, each involving a single firefighter plaintiff making similar claims of hearing loss allegedly caused by Federal Signal’s sirens, in the state courts for Bergen, Essex, Hudson and Passaic Counties in New Jersey. The Company successfully defended approximately 41 similar cases in Philadelphia, Pennsylvania in 1999 resulting in a series of unanimous jury verdicts in favor of the Company.

NOTE 14 — SEGMENT AND RELATED INFORMATION

The Company has four continuing operating segments as defined under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Business units are organized under each segment because they share certain characteristics, such as technology, marketing, distribution and product application, which create long-term synergies. The principal activities of the Company’s operating segments are as follows:

Information regarding the Company’s discontinued operations is included in Note 11 — Discontinued Operations. The segment information included herein has been reclassified to reflect such discontinued operations.

Safety and Security Systems — Safety and Security Systems produces a variety of visual and audible warning and signal devices and integrated systems; paging, local signaling, and building security, parking and access control systems and hazardous area lighting. The group’s products are sold primarily to industrial, municipal and government customers.

Fire Rescue — Fire Rescue manufactures chassis; fire trucks, including Class A pumpers, mini-pumpers and tankers; airport and other rescue vehicles, aerial access platforms and aerial ladder devices. This group sells primarily to municipal customers, volunteer fire departments and government customers.

Environmental Solutions — Environmental Solutions manufactures a variety of self-propelled street cleaning vehicles, vacuum loader vehicles, municipal catch basin/sewer cleaning vacuum trucks and water blasting equipment. Environmental Solutions sells primarily to municipal and government customers; and contractors.

Tool — Tool manufactures a variety of consumable tools which include die components for the metal stamping industry and a large selection of precision metal products for plastic molding needs. The group’s products are sold almost entirely to industrial customers.

Net sales by operating segment reflect sales of products and services and financial revenues to external customers, as reported in the Company’s consolidated statements of operations. Intersegment sales are insignificant. The Company evaluates performance based on operating income of the respective segment. Operating income includes all revenues, costs and expenses directly related to the segment involved. In determining operating segment income, neither corporate nor interest expenses are included. Operating segment depreciation expense, identifiable assets and capital expenditures relate to those assets that are utilized by the respective operating segment. Corporate assets consist principally of cash and cash equivalents, notes and other receivables and fixed assets. The accounting policies of each operating segment are the same as those described in the summary of significant accounting policies.

Revenues attributed to customers located outside of the US aggregated $420.9 million in 2006, $329.5 million in 2005 and $346.2 million in 2004. Of that, sales exported from the US aggregated $151.4 million in 2006, $100.8 million in 2005 and $108.8 million in 2004.

The Company invests in research to support development of new products and the enhancement of existing products and services. The Company believes this investment is important to maintain and/or enhance its leadership position in key markets. Expenditures for research and development by the Company were approximately $23.1 million in 2006, $19.7 million in 2005 and $27.2 million in 2004.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data) — (Continued)

A summary of the Company’s continuing operations by segment for each of the three years in the period ended December 31, 2006 is as follows:

	2006	2005	2004

Net sales
Safety and Security Systems	$304.5	$276.5	$247.4
Fire Rescue	384.8	371.2	360.9
Environmental Solutions	399.4	347.7	294.6
Tool	122.9	123.6	121.6

Total net sales	$1,211.6	$1,119.0	$1,024.5

Operating income (loss)
Safety and Security Systems	$41.2	$45.0	$33.5
Fire Rescue	6.8	2.3	(23.9)
Environmental Solutions	37.1	28.9	25.2
Tool	8.2	11.3	9.9
Corporate expense	(23.4)	(23.8)	(21.7)

Total operating income	69.9	63.7	23.0
Interest expense	(25.0)	(23.1)	(20.6)
Other income (expense)	(2.2)	0.2	(2.9)

Income (loss) before income taxes	$42.7	$40.8	$(0.5)

Depreciation and amortization
Safety and Security Systems	$5.5	$4.5	$2.6
Fire Rescue	3.8	4.8	5.1
Environmental Solutions	4.6	3.2	5.0
Tool	4.8	4.8	4.5
Corporate	0.6	0.9	(1.0)

Total depreciation and amortization	$19.3	$18.2	$16.2

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data) — (Continued)

	2006	2005	2004

Identifiable assets
Manufacturing activities
Safety and Security Systems	$197.5	$181.5	$212.0
Fire Rescue	219.4	216.6	232.7
Environmental Solutions	229.4	245.0	214.6
Tool	116.8	120.2	117.3
Corporate	69.6	99.3	31.9

Total manufacturing activities	832.7	862.6	808.5
Assets of discontinued operations	57.8	87.7	127.4
Financial services activities
Fire Rescue	116.3	138.7	155.1
Environmental Solutions	27.5	30.5	41.4
Corporate	15.1	—	—

Total financial services activities	158.9	169.2	196.5

Total identifiable assets	$1,049.4	$1,119.5	$1,132.4

Additions to long-lived assets
Safety and Security Systems	$4.2	$2.3	$5.5
Fire Rescue	3.8	3.4	5.1
Environmental Solutions	5.4	4.6	4.3
Tool	4.2	5.8	5.3
Corporate	1.3	0.2	1.7

Total additions to long-lived assets	$18.9	$16.3	$21.9

The following table presents financial revenues (included in net sales) by segment in each of the three years in the period ended December 31, 2006 as follows:

	2006	2005	2004

Financial revenues
Fire Rescue	$6.3	$7.4	$8.6
Environmental Solutions	1.9	2.2	3.5

Total financial revenues	$8.2	$9.6	$12.1

Due to the nature of the Company’s customers, the majority of the Fire Rescue and Environmental Solutions financial revenues is exempt from federal income tax.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data) — (Continued)

The segment information provided below is classified based on geographic location of the Company’s subsidiaries:

	2006	2005	2004

Net sales
United States	$782.5	$780.0	$666.1
Europe	318.9	269.8	279.5
Canada	102.0	59.6	66.8
Other	8.2	9.6	12.1

	$1,211.6	$1,119.0	$1,024.5

Long-lived assets
United States	$262.5	$307.1	$313.8
Europe	59.3	47.3	53.1
Canada	70.7	72.5	72.5
Other	21.4	1.1	0.6

	$413.9	$428.0	$440.0

NOTE 15 — COMMITMENTS, GUARANTEES AND FAIR VALUES OF FINANCIAL INSTRUMENTS

The Company leases certain facilities and equipment under operating leases, some of which contain options to renew. Total rental expense on all operating leases was $7.4 million in 2006, $7.5 million in 2005 and $7.5 million in 2004. Sublease income and contingent rentals relating to operating leases were insignificant. At December 31, 2006, minimum future rental commitments under operating leases having noncancelable lease terms in excess of one year aggregated $28.3 million payable as follows: $6.8 million in 2007, $5.3 million in 2008, $4.2 million in 2009, $3.5 million in 2010, $3.1 million in 2011 and $5.4 million thereafter.

At December 31, 2006 and 2005, the Company had outstanding standby letters of credit aggregating $37.4 million and $34.4 million, respectively, principally to act as security for retention levels related to casualty insurance policies and to guarantee the performance of subsidiaries that engage in export transactions to foreign governments and municipalities.

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

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data) — (Continued)

Changes in the Company’s warranty liabilities for the years ended December 31, 2006 and 2005 were as follows:

	2006	2005

Balance at January 1	$9.2	$8.0
Provisions to expense	11.7	12.7
Actual costs incurred	(12.7)	(11.5)

Balance at December 31	$8.2	$9.2

The Company guarantees the debt of a third-party dealer that sells the Company’s vehicles. The notional amounts of the guaranteed debt as of December 31, 2006 and 2005 totaled $0.7 million, for both years. No losses have been incurred as of December 31, 2006.

The Company also provides residual value guarantees on vehicles sold to certain customers. Proceeds received in excess of the fair value of the guarantee are deferred and amortized into income ratably over the life of the guarantee. These transactions have been recorded as operating leases and liabilities equal to the fair value of the guarantees were recognized. The notional amounts of the residual value guarantees were $2.5 million and $2.6 million as of December 31, 2006 and 2005, respectively. No losses have been incurred as of December 31, 2006. The guarantees expire between 2007 and 2010.

The following table summarizes the carrying amounts and fair values of the Company’s financial instruments at December 31, 2006:

	2006		2005
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value

Short-term debt (Note 5)	$30.3	$30.3	$6.6	$6.6
Long-term debt (Note 5)	347.1	351.5	431.3	443.4
Fair value swaps (Note 8)	147.9	(7.2)	202.9	(10.0)
Cash flow swaps (Note 8)	85.0	1.6	105.0	3.3
Foreign exchange contracts (Note 8)	7.2	—	17.2	1.4

In the third quarter of 2006, the Dallas Fort Worth (“DFW”) airport gave Federal APD a notice of non-performance and default regarding the $18.0 million contract for installation of a new parking and revenue control system at the airport, and demanded that Federal APD cure its alleged non-performance. The DFW airport also provided a copy of the non-performance and default letter to the Company’s surety carrier. The non-performance and default claim relates principally to certain disagreements as to the content and flexibility of the revenue reporting features of the system. Federal APD disputes that there is any basis under the contract for the non-performance or default as alleged by DFW. Neither Federal APD or DFW has taken any contractual steps, prescribed as remedy to the non-performance and default notice, to try to terminate the contract, and the parties are currently working together to implement the next phase of contract performance. We are in active discussions with the customer and are confident that we will be able to resolve the outstanding issues without a material adverse financial impact.

NOTE 16 — GOODWILL AND OTHER INTANGIBLE ASSETS

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

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data) — (Continued)

The Company determined the fair value of the reporting unit by calculating the present value of expected future cash flows. Changes in the carrying amount of goodwill for the years ended December 31, 2006 and 2005, by operating segment, were as follows:

	Environmental	Fire	Safety
	Solutions	Rescue	Security	Tool	Total

December 31, 2004	$126.4	$38.9	$89.9	$55.8	$311.0
Translation	(0.6)	(1.9)	(1.2)	—	(3.7)

December 31, 2005	125.8	37.0	88.7	55.8	307.3
Translation	0.4	1.6	1.3	—	3.3

December 31, 2006	$126.2	$38.6	$90.0	$55.8	$310.6

Under SFAS No. 142, the Company is required to test its goodwill annually for impairment; the Company performs this test in the fourth quarter. The Company performed this test in 2006 and determined that there was no impairment.

The components of the Company’s other intangible assets are as follows:

	Weighted-	December 31, 2006			December 31, 2005
	Average	Gross		Net	Gross		Net
	Useful Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(Years)	Value	Amortization	Value	Value	Amortization	Value

Amortizable:
Developed software	6	$15.3	$(8.3)	$7.0	$14.7	$(6.4)	$8.3
Patents	5-10	0.5	(0.4)	0.1	0.4	(0.2)	0.2
Other	3	1.2	(0.1)	1.1	0.1	—	0.1

Total		$17.0	$(8.8)	$8.2	$15.2	$(6.6)	$8.6

Other intangible assets are included in the consolidated balance sheets within “other deferred charges and assets”.

Amortization expense for the year ended December 31, 2006, 2005 and 2004 totaled $2.2 million, $1.7 million and $0.9 million, respectively. The Company estimates that the aggregate amortization expense will be $2.0 million in 2007, $2.0 million in 2008, $1.7 million in 2009, $1.1 million in 2010, $1.0 million in 2011 and $0.4 million thereafter.

NOTE 17 — NEW ACCOUNTING PRONOUNCEMENTS

In March 2005, the FASB issued Statement of Financial Accounting Standards Interpretation Number 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations.” FIN 47 provides clarification regarding the meaning of the term “conditional asset retirement obligation” as used in SFAS 143, “Accounting for Asset Retirement Obligations.” FIN 47 is effective no later than the end of the Company’s fiscal year ended December 31, 2006. The Company has applied the provisions of FIN 47 as of December 31, 2006 and its adoption has no material effect on the Company’s consolidated results of operations and statement of financial position.

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

In July 2006, FASB issued Statement of Financial Accounting Standards Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes”. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company intends to adopt the FIN 48 effective January 1, 2007 and does not expect it to have a material impact on the results of operations or financial position.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS 158 requires an employer to recognize a plan’s funded status in its statement of financial position, measure a plan’s assets and obligations as of the end of the employer’s fiscal year and recognize the changes in a defined benefit postretirement plan’s funded status in comprehensive income in the year in which the changes occur. SFAS 158’s requirement to recognize the funded status of a benefit plan and new disclosure requirements are effective as of the end of the fiscal year ended after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company recorded an adjustment to accumulated other comprehensive income for the year ended December 31, 2006, of $8.2 million in connection with the recognition of the under funded status of the benefit plans. SFAS 158 did not have a material impact on its results of operations or financial position. See Footnote 7 for further details.

In September 2006, the EITF issued EITF 06-04, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Split-Dollar Life Insurance Arrangements”. EITF 06-04 concludes that an employer should recognize a liability for post-employment benefits promised to an employee. This guidance is effective for fiscal years beginning after December 15, 2007. The Company has not determined the impact, if any, this adoption will have.

In September 2006, the EITF issued EITF 06-05, “Accounting for Purchases of Life Insurance”. EITF 06-05 concludes that in determining the amount recognized as an asset, the policy holder should consider the cash

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data) — (Continued)

surrender value as well as any additional amounts included in the contractual terms of the policy that will be paid upon surrender. This guidance is effective for fiscal years beginning after December 15, 2006. The Company does not expect EITF 06-05 to have a material impact to its results of operations or financial position.

NOTE 18 — SELECTED QUARTERLY DATA (UNAUDITED)

Effective January 1, 2004, the Company began reporting its interim quarterly periods on a 13-week basis ending on a Saturday with the fiscal year ending on December 31. For convenience purposes, the Company uses “March 31”, “June 30”, “September 30” and “December 31” to refer to its results of operations for the quarterly periods ended. In 2006, the Company’s interim quarterly periods ended April 1, July 1, September 30 and December 31 and in 2005, the Company’s interim quarterly periods ended April 2, July 2, October 1 and December 31, respectively.

The following is a summary of the quarterly results of operations, including income per share, for the Company for the quarterly periods of fiscal 2006 and 2005. Restatements of previously reported amounts represent discontinued operations as described in Footnote 11.

	For the Quarterly Period Ended
	2006				2005
	March 31	June 30	September 30	December 31	March 31	June 30	September 30	December 31

Net sales	$273.6	$309.5	$289.4	$339.1	$253.9	$291.1	$276.4	$297.6
Gross margin*	61.4	72.5	70.7	79.8	57.9	62.9	60.5	70.2
Gross margin pre-reclassification*	67.8	79.3	76.7	86.8	64.6	69.6	67.2	76.8
Income from continuing operations	1.3	10.6	9.4	13.1	3.5	14.6	13.1	12.7
Gain (loss) from discontinued operations	(1.2)	(2.0)	0.2	1.0	(3.7)	(3.4)	(2.8)	(37.0)
Gain (loss) on disposition	—	(10.5)	(0.4)	1.2	—	—	—	(1.6)
Net income (loss)	0.1	(1.9)	9.2	15.3	(0.2)	11.2	10.3	(25.9)
Per share data — diluted:
Income from continuing operations	0.03	0.22	0.20	0.27	0.08	0.30	0.27	0.26
Income (loss) from discontinued operations	(0.03)	(0.26)	(0.01)	0.05	(0.08)	(0.07)	(0.06)	(0.80)
Net income (loss)	—	(0.04)	0.19	0.32	—	(0.23)	0.21	(0.54)
Dividends paid per share	0.06	0.06	0.06	0.06	0.06	0.06	0.06	0.06
Market price range per share High	19.06	19.75	16.54	16.71	17.88	16.50	17.95	17.15
Low	14.75	14.26	12.69	14.65	14.45	13.80	15.55	14.80

*	In 2006, the Company began classifying certain selling, engineering, general and administrative expenses in cost of sales. This reclassification is reflected in all periods presented.

The Company recorded a $6.7 million pre-tax gain in the third quarter of 2005 relating to the sale of two industrial lighting product lines.

The Company recorded $34.1 million of after-tax impairment charges, in the year ended December 31, 2005 and a further $9.7 million in the year ended December 31, 2006 in order to state the assets of the Leach business, which is a discontinued operation, at fair value.

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

(b)	Management’s Annual Report on Internal Control over Financial Reporting and Attestation Report of the Registered Public Accounting Firm

The Company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on the assessment, management concluded that, as of December 31, 2006, the Company’s internal control over financial reporting is effective. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, has been audited by Ernst & Young LLP, the Company’s independent registered public accounting firm, as stated in their report which is included herein.

(c)	Changes in Internal Control over Financial Reporting

There was no significant change in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors and Corporate Governance.

Information regarding directors and nominees for directors is set forth in the Company’s Proxy Statement and is incorporated herein by reference. For information concerning the Company’s executive officers, see “Executive Officers of the Registrant” set forth in Part I hereof. Information regarding Compliance with Section 16(a) of the Exchange Act is set forth in the Company’s Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference. Information regarding the Company’s Audit Committee, Corporate Governance and Nominating Committee are set forth in the Company’s Proxy Statement under the caption “Corporate Governance” and is incorporated herein by reference.

The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer and principal accounting officer. This code of ethics and the Company’s corporate governance policies are posted on the Company’s website at http://www.federalsignal.com. The Company intends to satisfy its disclosure requirements regarding amendments to or waivers from its code of ethics by posting such information on this website. The charters of the Audit Committee, Nomination and Governance Committee and Compensation and Benefits Committee of the Company’s Board of Directors are available on the Company’s website and are also available in print free of charge.

Item 11.	Executive Compensation.

The information contained under the captions “Compensation of Board Members” and “Executive Compensation” of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held April 24, 2007 is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information regarding security ownership of certain beneficial owners, of all directors and nominees, of the named executive officers, and of directors and executive officers as a group, is set forth in the Company’s Proxy Statement under the captions “Security Ownership of Directors and Executive Officers” and “Security Ownership of Certain Beneficial Owners” and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, Director Independence.

Information regarding certain relationships is hereby incorporated by reference from the Company’s Proxy Statement under the heading “Corporate Governance Guidelines,” and under the headings “Security Ownership of Directors and Executive Officers” and “Security Ownership of Certain Beneficial Owners.” Information regarding director independence is hereby incorporated by reference from the Company’s Proxy Statement under the heading “Meetings and Committees of the Board.”

Item 14.	Principal Accountant Fees and Services.

Information regarding principal accountant fees and services is incorporated by reference from the Company’s Proxy Statement under the heading “Service Fees Paid to the Independent Registered Public Accounting Firm.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) 1. Financial Statements

The following consolidated financial statements of Federal Signal Corporation and Subsidiaries contained under Item 8 of this Form 10-K are incorporated herein by reference:

Consolidated Balance Sheets as of December 31, 2006 and 2005

Consolidated Statements of Operations for the Years Ended December 31, 2006, 2005 and 2004

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004

Notes to Consolidated Financial Statements

2. Financial Statement Schedules

The following consolidated financial statement schedule of Federal Signal Corporation and Subsidiaries, for the three years ended December 31, 2006 is filed as a part of this report in response to Item 15(a)(2):

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
Robert D. Welding
President, Chief Executive
Officer and Director
(Principal Executive Officer)

February 22, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, as of February 21, 2007, by the following persons on behalf of the Company and in the capacities indicated.

/s/ Robert D. Welding Robert D. Welding	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Stephanie K. Kushner Stephanie K. Kushner	Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Paul Brown Paul Brown	Vice President and Controller (Principal Accounting Officer)

/s/ James C. Janning James C. Janning	Chairman and Director

/s/ Charles R. Campbell Charles R. Campbell	Director

/s/ Robert M. Gerrity Robert M. Gerrity	Director

/s/ James E. Goodwin James E. Goodwin	Director

/s/ Robert S. Hamada Robert S. Hamada	Director

/s/ Paul W. Jones Paul W. Jones	Director

/s/ John F. McCartney John F. McCartney	Director

/s/ Brenda L. Reichelderfer Brenda L. Reichelderfer	Director

SCHEDULE II

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
Valuation and Qualifying Accounts

For the Years Ended December 31, 2006, 2005 and 2004

			Deductions
		Additions	Accounts
	Balance at	Charged to	Written off	Balance
	Beginning	Costs and	Net of	at End
Description	of Year	Expenses	Recoveries	of Year
	($ in millions)

Allowance for doubtful accounts
Year ended December 31, 2006:
Manufacturing activities	$2.6			$3.0
Financial service activities	3.9			4.0

Total	$6.5	$2.1	$(1.6)	$7.0

Year ended December 31, 2005:
Manufacturing activities	$2.1			$2.6
Financial service activities	3.9			3.9

Total	$6.0	$2.9	$(2.4)	$6.5

Year ended December 31, 2004:
Manufacturing activities	$2.3			$2.1
Financial service activities	2.9			3.9

Total	$5.2	$2.8	$(2.0)	$6.0

Inventory obsolescence
Year ended December 31, 2006:
Manufacturing activities	$5.6	$3.6	$(3.5)	$5.7

Year ended December 31, 2005:
Manufacturing activities	$6.0	$2.2	$(2.6)	$5.6

Year ended December 31, 2004:
Manufacturing activities	$5.0	$3.7	$(2.7)	$6.0

Product liability and workers’ compensation
Year ended December 31, 2006:
Manufacturing activities	$9.1	$6.1	$(6.8)	$8.4

Year ended December 31, 2005:
Manufacturing activities	$7.9	$7.4	$(6.2)	$9.1

Year ended December 31, 2004:
Manufacturing activities	$6.2	$8.6	$(6.9)	$7.9

Warranty liability:

The changes in the Company’s warranty liabilities are analyzed in Note 15 — Commitments, Guarantees and Fair Values of Financial Instruments.

EXHIBIT INDEX

The following exhibits, other than those incorporated by reference, have been included in the Company’s Form 10-K filed with the Securities and Exchange Commission. The Company shall furnish copies of these exhibits upon written request to the Corporate Secretary at the address given on the cover page. (* denotes exhibit filed in this Form 10-K)

3	.	a.	Restated Certificate of Incorporation of the Company, filed as Exhibit (3)(a) to the Company’s Form 10-K for the year ended December 31, 1996 is incorporated herein by reference.
		b.	By-laws of the Company, as amended February 13, 2004, filed as Exhibit 3.b to the Company’s Form 10-K for the year ended December 31, 2003 is incorporated herein by reference.
4	.	a.	Rights Agreement dated 7/9/98, filed as Exhibit (4) to the Company’s Form 8-A dated July 28, 1998 is incorporated herein by reference.
		b.	Amended and Restated Credit Agreement dated February 3, 2006 by and among the Company, Harris N.A. and other third party lenders named therein, filed as Exhibit (4)(b) to the Company’s Form 10-K for the year ended December 31, 2005 is incorporated herein by reference.
		c.	The Company has no other long-term debt agreements for which the related outstanding debt exceeds 10% of consolidated total assets as of December 31, 2004. Copies of debt instruments for which the related debt is less than 10% of consolidated total assets will be furnished to the Commission upon request.
10	.	a.	The 1996 Stock Benefit Plan, as amended April 17, 2003, filed as Exhibit 10(a) to the Company’s Form 10-K for the year ended December 31, 2003 is incorporated herein by reference. (1)
		b.	Management Incentive Plan, as revised December 2006. (1)*
		c.	Supplemental Pension Plan, filed as Exhibit (10)(c) to the Company’s Form 10-K for the year ended December 31, 1995 is incorporated herein by reference. (1)
		d.	Executive Disability, Survivor and Retirement Plan, filed as Exhibit (10)(d) to the Company’s Form 10-K for the year ended December 31, 1995 is incorporated herein by reference. (1)
		e.	Savings Restoration Plan, amended and restated effective January 1, 2007 from Supplemental Savings and Investment Plan. (1)*
		f.	Employment Agreement with Robert D. Welding filed as Exhibit 10.f to the Company’s Form 10-K for the year ended December 31, 2003 is incorporated herein by reference. (1)
		g.	Pension Agreement with Stephanie K. Kushner, filed as Exhibit (10)(g) to the Company’s Form 10-K for the year ended December 31, 2002 is incorporated herein by reference. (1)
		h.	Severance Policy for Executive Employees, as amended and restated December 2006. (1)*
		i.	Change of Control Agreement with Stephanie K. Kushner, filed as Exhibit (10) (i) to the Company’s Form 10-K for the year ended December 31, 2001 is incorporated herein by reference. (1)
		j	Form of Executive Change-In-Control Severance Agreement between Federal Signal Corporation and each of Robert D. Welding, Stephanie K. Kushner, David R. McConnaughey, Marc F. Gustafson, Mark D. Weber and certain other executive officers, filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended October 2, 2004 is incorporated herein by reference. (1)
		k.	Form of Executive Change-In-Control Severance Agreement between Federal Signal Corporation and certain executive officers, filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarterly period ended October 2, 2004 is incorporated herein by reference. (1)
		l.	Director Deferred Compensation Plan, filed as Exhibit (10)(h) to the Company’s Form 10-K for the year ended December 31, 1997 is incorporated herein by reference. (1)
		m.	2005 Executive Incentive Compensation Plan, filed as Appendix B to the Company’s Proxy Statement for the Annual Meeting of Stockholders held April 27, 2005 is incorporated herein by reference. (1)
		n.	Executive Incentive Performance Plan, filed as Appendix C to the Company’s Proxy Statement for the Annual Meeting of Stockholders held April 27, 2005 is incorporated herein by reference. (1)
		o.	General Release and Separation Agreement between Federal Signal Corporation and Stephen C. Buck, dated May 5, 2006. (1)*

	p.	General Release and Separation Agreement between Federal Signal Corporation and Karen N. Latham, dated August 31, 2006. (1)*
	q.	Stock Purchase Agreement between Federal Signal Corporation and Kennametal Inc., dated December 29, 2006 with respect to the sale by Federal Signal Corporation of the capital stock of Manchester Tool Company, a wholly owned subsidiary of Federal Signal Corporation, to Kennametal Inc.*
11 .		Computation of per share earnings is furnished in Note 1 of the financial statements contained under Item 8 of this 10-K and thereby incorporated herein by reference.
14 .		Code of Ethics for CEO and Senior Financial Officers, as amended February 13, 2004, filed as Exhibit 14 to the Company’s Form 10-K for the year ended December 31, 2003 is incorporated herein by reference.
21 .		Subsidiaries of the Company.*
23 .		Consent of Independent Registered Public Accounting Firm, as filed herein.*
31.1		CEO Certification under Section 302 of the Sarbanes-Oxley Act, as filed herein.*
31.2		CFO Certification under Section 302 of the Sarbanes-Oxley Act, as filed herein.*
32.1		CEO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act, as filed herein.*
32.2		CFO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act, as filed herein.*
99.1		Press Release, as filed herein.*

(1) Management contract or compensatory plan or arrangement.