Form 10-Q
period 2007-03-31
FEDERAL SIGNAL CORP /DE/
filed 2007-04-26
CIK 277509

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
☑ Large Accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer
     Indicate by check mark whether the Company is a shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the Company’s classes of common stock, as of the latest practicable date.

Title Common Stock, $1.00 par value	47,936,585 shares outstanding at April 13, 2007

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

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended March 31,
($ in millions, except share data)	2007	2006
Net revenue	$292.1	$273.6
Costs and expenses:
Cost of sales	(224.2)	(212.2)
Selling, general and administrative	(52.9)	(53.7)

Operating income	15.0	7.7
Interest expense	(6.0)	(5.9)
Other expense, net	(0.2)	—

Income before income taxes	8.8	1.8
Income tax expense	(2.7)	(0.5)

Income from continuing operations	6.1	1.3
Gain (loss) from discontinued operations and disposal, net of income tax (expense) benefit, of $(6.3) million and $0.5 million, respectively	24.6	(1.2)

Net income	$30.7	$0.1

COMMON STOCK DATA:
Basic and diluted earnings per share:
Income from continuing operations	$.13	$.03
Gain (loss) from discontinued operations and disposal	.51	(.03)

Earnings per share	$.64	$0

Weighted average common shares outstanding:
Basic	47.8	48.3
Diluted	47.8	48.3

Cash dividends per share of common stock	$.06	$.06
See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three months ended March 31,
($ in millions)	2007	2006
Net income	$30.7	$0.1
Other comprehensive income, net of tax -
Foreign currency translation adjustments	0.5	3.6
Net derivative loss, cash flow hedges	(0.3)	(0.4)

Comprehensive income	$30.9	$3.3

See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31,	December 31,
($ in millions)	2007	2006 (a)
ASSETS
Manufacturing activities:
Current assets
Cash and cash equivalents	$29.5	$19.3
Accounts receivable, net of allowances for doubtful accounts of $3.7 million and $3.0 million, respectively	174.9	192.1
Inventories	201.5	174.2
Other current assets	26.4	33.2

Total current assets	432.3	418.8
Properties and equipment, net	87.4	85.7
Other assets
Goodwill, net of accumulated amortization	322.7	310.6
Other deferred charges and assets	25.2	17.6

Total manufacturing assets	867.6	832.7
Assets of discontinued operations	7.3	57.8
Financial services activities — Lease financing and other receivables, net of allowances for doubtful accounts of $4.0 million	159.2	158.9

Total assets	$1,034.1	$1,049.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Manufacturing activities:
Current liabilities
Short-term borrowings	$4.9	$30.3
Current portion of long-term borrowings	37.4	34.4
Accounts payable	94.9	90.0
Customer deposits	23.7	23.0
Accrued liabilities and income taxes	77.1	96.2

Total current liabilities	238.0	273.9
Long-term borrowings	161.6	160.3
Long-term pension and other liabilities	28.7	27.9
Deferred income taxes	24.7	20.7

Total manufacturing liabilities	453.0	482.8
Liabilities of discontinued operations	17.1	31.2
Financial services activities — Borrowings	149.3	149.0

Total liabilities	619.4	663.0
Shareholders’ equity
Common stock, $1 par value per share, 90.0 million shares authorized, 49.4 million and 49.1 million shares issued, respectively	49.4	49.1
Capital in excess of par value	100.4	99.8
Retained earnings	317.9	290.7
Treasury stock, 1.5 million shares at cost	(30.1)	(30.1)
Accumulated other comprehensive loss	(22.9)	(23.1)

Total shareholders’ equity	414.7	386.4

Total liabilities and shareholders’ equity	$1,034.1	$1,049.4

See notes to condensed consolidated financial statements.

(a)	The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three months ended March 31,
	2007	2006
($ in millions)		Revised (2)
Operating activities:
Net income	$30.7	$0.1
Adjustments to reconcile net income to net cash provided By (used for) operating activities:
(Gain) loss on discontinued operations and disposal	(24.6)	1.2
Depreciation and amortization	4.8	4.4
Stock based compensation expense	1.0	1.3
Lease financing and other receivables	(0.4)	10.2
Pension contributions	(6.2)	(10.4)
Working capital (1)	(4.2)	(4.1)
Other	(12.2)	(2.9)

Net cash used for continuing operating activities	(11.1)	(0.2)
Net cash provided by (used for) discontinued operating activities	2.7	(3.9)

Net cash used for operating activities	(8.4)	(4.1)

Investing activities:
Purchases of properties and equipment	(4.8)	(4.6)
Payment for acquisition, net of cash acquired	(16.6)	—
Other, net	(2.1)	(1.0)

Net cash used for continuing investing activities	(23.5)	(5.6)
Net cash provided by (used for) discontinued investing activities	67.0	(0.8)

Net cash provided by (used for) investing activities	43.5	(6.4)

Financing activities:
Decrease in short-term borrowings, net	(26.1)	(1.0)
Proceeds from issuance of long-term borrowings	10.5	—
Payments on long-term borrowings	(6.4)	(46.2)
Purchases of treasury stock	—	(3.0)
Cash dividends paid to shareholders	(2.9)	(2.9)
Other, net	—	(1.2)

Net cash used for continuing financing activities	(24.9)	(54.3)

Net cash used for financing activities	(24.9)	(54.3)

Increase (decrease) in cash and cash equivalents	10.2	(64.8)
Cash and cash equivalents at beginning of period	19.3	91.9

Cash and cash equivalents at end of period	$29.5	$27.1

(1)	Working capital is composed of net accounts receivable, inventories, accounts payable and customer deposits.

(2)	Revised 2006 numbers refer to reclassifications relating to the discontinued operations that arise out of the Tool segment.
See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1. BASIS OF PRESENTATION
The condensed consolidated financial statements of Federal Signal Corporation and subsidiaries (the “Company”) included herein have been prepared by the Company, without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
In the opinion of the management of the Company, the information contained herein reflects all adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods. Such adjustments are of a normal recurring nature. The operating results for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year of 2007.
The Company reports its interim quarterly periods on a 13-week basis ending on a Saturday with the fiscal year ending on December 31. For convenience purposes, the Company uses “March 31, 2006” to refer to its financial position as of April 1, 2006 and its results of operations for the 13-week period ended April 1, 2006.
2. SIGNIFICANT ACCOUNTING POLICIES
Reclassifications: Certain balances in 2006 have been reclassified to conform to the 2007 presentation. Included with the reclassifications are restatements for discontinued operations. The discontinued operations arise out of the Tool segment. The impact of this reclassification resulted in an increase in cost of sales and corresponding decrease in selling, engineering, general and administrative expenses, of $6.4 million in the three months ended March 31, 2006.
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
Stock-based compensation plans: The Company accounts for stock-based compensation awards in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment.”
During the first quarter of 2007, stock options were granted with an exercise price equal to the market price of the Company’s common stock as of the date of grant. Options granted during the first quarter of 2007, vest one-third each year over a three-year period and have a ten-year contractual term. Compensation expense equal to the fair value at the grant date is recognized for these awards over the vesting period.
The fair value of each share-based option is estimated on the date of grant using a Black-Scholes valuation method that uses the assumptions noted in the following table.

	Three months ended
	March, 31,	March, 31,
	2007	2006

Dividend yield	1.5%	1.3%
Expected volatility	32.6%	30.0%
Risk free interest rate	4.6%	4.6%
Weighted average expected option life in years	7	7
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
The weighted-average fair value of options granted during the first quarter of 2007 and 2006 was $5.93 per share and $5.99 per share, respectively.
During the first quarter of 2007, restricted stock awards were also granted to employees at no cost. These awards vest at the third anniversary from the date of award, provided the recipient is still employed by the Company on the vesting date. The cost of restricted stock awards, based on the fair market value at the date of grant, is charged to expense over the vesting period.
The total compensation expense related to all share-based compensation plans was $1.0 million and $1.3 million for the three months ended March 31, 2007 and 2006, respectively.
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
Earnings per share: Basic earnings per share (EPS) is computed by dividing net income by the weighted average common shares outstanding, which totaled 47.8 million and 48.3 million for 2007 and 2006, respectively. Diluted earnings per share is calculated by dividing net income by the weighted average common shares outstanding plus additional common shares that would have been outstanding assuming the exercise of stock options that are dilutive. The Company uses the treasury stock method to calculate dilutive shares. The weighted average number of shares outstanding for diluted earnings per share were 47.8 million and 48.3 million for 2007 and 2006, respectively. In 2007 and 2006, options to purchase 2.3 million and 1.5 million shares of common stock, respectively, were excluded from the calculation of the number of shares outstanding for diluted EPS because their effects were anti-dilutive.
3. INVENTORIES
Inventories are summarized as follows:

	March 31,	December 31,
	2007	2006
Raw materials	$81.7	$73.9
Work in progress	49.0	40.8
Finished goods	70.8	59.5

Total inventories	$201.5	$174.2

4. PROPERTIES AND EQUIPMENT

Properties and equipment are summarized as follows:

	March 31,	December 31,
	2007	2006
Land	$7.9	$7.6
Buildings and improvements	50.2	49.3
Machinery and equipment	210.5	205.7
Accumulated depreciation	(181.2)	(176.9)

Total properties and equipment	$87.4	$85.7

5. INCOME TAXES
The Company’s effective tax rate was 30.7% and 29.5% for the three month periods ended March 31, 2007 and 2006, respectively. The lower tax rate for the three month period ending March 31, 2006, reflects an export benefit of approximately 1.5%, which is not reflected in the three month period ending March 31, 2007, as 2006 was the final year for this tax benefit. The higher tax rate for the three month period ended March 31, 2007, reflects a decrease in the tax-exempt interest benefits of approximately 1.5%. In addition, the three month period ending March 31, 2007, reflects R & D tax credit benefits of about 1.5% that were not reflected in the three month period ended March 31, 2006, as Congress had not yet extended the credit. The Company expects the tax rate for the year to be in the range of 26 – 30%.
The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the implementation of FIN48, the Company recognized approximately $0.7 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings.
At March 31, 2007, the Company’s unrecognized tax benefits totaled approximately $5.7 million of this amount the effective rate would change upon the recognition of $3.9 million. The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. The Company had $1.4 million accrued for interest and penalties at March 31, 2007. The Company’s US Federal Income Tax returns are open to examination for the years 2004 – 2006. The Company’s Illinois income tax returns are currently under examination for the years 2001 – 2006. To date, there are no proposed adjustments that will have a material impact on the Company’s financial position or results of operations.
6. POSTRETIREMENT BENEFITS
The components of the Company’s net periodic pension expense for its benefit plans are summarized as follows:

	US Benefit Plans		Non-US Benefit Plan
	Three months ended		Three months ended
	March 31,		March 31,
	2007	2006	2007	2006
Service cost	$0.5	$1.3	$0.1	$—
Interest cost	2.2	2.3	0.8	0.7
Expected return on plan assets	(2.7)	(2.4)	(1.0)	(0.9)
Amortization of actuarial loss	0.3	0.5	0.1	0.2

Net periodic pension expense	$0.3	$1.7	$—	$—

The Company contributed $5.0 million and $10.0 million to its U.S. defined benefit plans and $1.2 million and $0.4 million to its non-U.S. defined benefit plans during the three months ended March 31, 2007 and 2006, respectively.
7. DEBT
Short-term borrowings are summarized as follows:

	March 31,	December 31,
	2007	2006
Credit Agreement	$—	$21.8
Foreign lines of credit and other	4.9	8.5

Total short-term borrowings	$4.9	$30.3

The Credit Agreement, as amended contains certain financial covenants for each fiscal quarter ending on or after December 31, 2006 that include maintaining an interest coverage ratio of not less than 3.0. The Company has no borrowings outstanding under the Credit Agreement as of March 31, 2007 and is in compliance with all covenants.
On April 25, 2007 the Company amended its credit agreement. The amended agreement provides for borrowings of $250.0 million and matures April, 2012. The Company has the right to increase the total commitments to $300.0 million upon approval of all current lenders. Borrowings under the agreement bear interest, at the Company’s option, at either the Base Rate or LIBOR, plus an applicable margin. The applicable margin ranges from 0.00% to 0.75% for Base Rate borrowings and 1.00% to 2.00% for LIBOR borrowings depending on the Company’s total indebtedness to capital ratio.
The amended agreement contains certain financial covenants for each fiscal quarter ending on or after March 31, 2007.
Long-term borrowings are summarized as follows:

	March 31,	December 31,
	2007	2006
Private placement — fixed rate	$205.7	$205.7
Private placement — floating rate	50.0	50.0
BOA Loan agreement	95.1	90.7
Other	0.4	0.7

Total contractual debt obligations	351.2	347.1
Fair value of interest rate swaps	(4.0)	(4.6)
Unamortized balance of terminated fair value interest rate swaps	1.1	1.2

Total long-term borrowings, including current portion	348.3	343.7
Less: Current maturities, excluding financial services activities	(37.4)	(34.4)
Less: Financial services — borrowings	(149.3)	(149.0)

Total long-term borrowings, net	$161.6	$160.3

The Banc of America Leasing & Capital, LLC (“BOA”) Loan Agreement contains covenants and events of default that are ordinary and customary for similar credit facilities. At the election of E-One, a wholly-owned subsidiary of Federal Signal, the loan bears interest at a fixed rate or a floating LIBOR rate. The $95.1 million outstanding at March 31, 2007, bore interest at a fixed rate of 6.15%. The obligations of E-One under the Loan Agreement are nonrecourse to E-One and the Company, except with respect to certain representations and warranties. E-One’s recourse obligations under the Loan Agreement are guaranteed by the Company.
For the Private Placement notes, significant covenants consist of a maximum debt-to-capitalization ratio and minimum net worth. At March 31, 2007, all of the Company’s retained earnings were free of any restrictions and the Company was in compliance with the financial covenants and agreements.
8. GOODWILL AND OTHER INTANGIBLE ASSETS
Changes in the carrying amount of goodwill for the quarter ended March 31, 2007, by operating segment, were as follows:

	Safety Security	Fire	Environmental
	Systems	Rescue	Solutions	Tool	Total
Net book value at December 31, 2006	$90.0	$38.6	$126.2	$55.8	$310.6
Translation	0.1	0.2	0.1	—	0.4
Acquisition	11.7	—	—	—	11.7

Net book value at March 31, 2007	$101.8	$38.8	$126.3	$55.8	$322.7

On January 15, 2007 the Company acquired the net assets of Codespear for $16.6 million in cash. As a result of the acquisition, the Company recorded the addition of $11.7 million of goodwill. The purchase price is subject to adjustment based upon the future performance of the acquired business.

The components of the Company’s other intangible assets as of March 31, 2007 were as follows:

	Weighted-average	Gross carrying	Accumulated	Net carrying
	useful life	value	amortization	value
	(Years)
Amortizable:
Developed software	6	$20.6	$(8.7)	$11.9
Patents	5-10	0.5	(0.4)	0.1
Other	3-5	2.9	(0.2)	2.7

Total		$24.0	$(9.3)	$14.7

As a result of the acquisition of Codespear, the Company increased the value of developed software by $5.3 million. Amortization of intangibles for the three month periods ended March 31, 2007 and 2006 totaled $0.5 million and $0.5 million, respectively. The Company estimates that the aggregate amortization expense will be $3.3 million in 2007, $3.2 million in 2008, $3.0 million in 2009, $2.3 million in 2010, $2.2 million in 2011 and $1.2 million thereafter.
Other intangible assets are included in the condensed consolidated balance sheets within “Other deferred charges and assets.”
9. DERIVATIVE FINANCIAL INSTRUMENTS
To manage interest costs, the Company utilizes interest rate swaps in combination with its funded debt. Interest rate swaps executed in conjunction with long-term private placements effectively convert fixed rate debt to variable rate debt (fair value hedges). The Company is also party to agreements with financial institutions to swap interest rates in which the Company pays interest at a fixed rate and receives interest at variable LIBOR rates (cash flow hedges).
The Company also manages the volatility of cash flows caused by fluctuations in currency rates by entering into foreign currency exchange forward and option contracts. These derivative instruments hedge portions of the Company’s anticipated third party purchases and forecast intercompany sales denominated in foreign currencies maturing between 2007 and 2008.
The following table summarizes the Company’s derivative instruments as of March 31, 2007:

	Notional	Fair
	amount	value
Interest rate contracts:
Fair value swaps	$147.9	$(6.2)
Cash flow swaps	85.0	1.2

Total interest rate contracts	$232.9	$(5.0)

Foreign currency contracts:
Cash flow forwards	$25.8	$(0.4)
Options	24.3	0.2

Total foreign currency contracts	$50.1	$(0.2)

The Company expects $0.4 million of pre-tax net losses that are reported in accumulated other comprehensive loss as of March 31, 2007 to be reclassified into earnings during the next twelve months.
10. DISCONTINUED OPERATIONS
The following table presents the operating results of the Company’s discontinued operations for the three month periods ended March 31, 2007 and 2006:

	Three months ended
	March 31, 2007	March 31, 2006
Net sales	$3.0	$26.8
Costs and expenses	(2.8)	(28.5)

Income (loss) before income taxes	0.2	(1.7)
Income tax benefit (expense)	(0.1)	0.5

Income (loss) on discontinued operations	$0.1	$(1.2)

On January 31, 2007, the Company completed the sale of Manchester Tool Company, On Time Machining Company and Clapp Dico, referred to collectively as the “Cutting Tool Operations”. The Company sold the Cutting Tool Operations for $67 million (subject to working capital adjustments) resulting in a $24.5 million net gain on disposal of discontinued operations for the three months ended March 31, 2007.
In December 2005, the Company determined that its investment in the Refuse business operating under the Leach brand name, is no longer strategic. The majority of the assets of the business have been sold since this time and the operation is substantially shut down.
The following table shows an analysis of assets and liabilities of discontinued operations as of March 31, 2007 and December 31, 2006:

	March 31,	December 31,
($ in millions)	2007	2006
Current assets	$7.3	$18.2
Properties and equipment	—	12.9
Long-term assets	—	26.7

Total assets	$7.3	$57.8

Current liabilities	$3.4	$7.2
Long-term liabilities	13.7	24.0

Total liabilities	$17.1	$31.2

11. LEGAL PROCEEDINGS
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
The Company has been sued in Chicago, Illinois by firefighters seeking damages claiming that exposure to the Company’s sirens has impaired their hearing and that the sirens are therefore defective. There are presently 33 cases filed during the period 1999-2004, involving a total of 2,498 plaintiffs pending in the Circuit Court of Cook County, Illinois. Of that total number, 18 plaintiffs have been dismissed outright and another 36 plaintiffs appeared in duplicate cases. These plaintiffs were dismissed from the duplicate cases. The plaintiffs’ attorneys have threatened to bring more suits in the future. The Company believes that these product liability suits have no merit and that sirens are necessary in emergency situations and save lives. The discovery phase of the litigation recommenced in 2004 and remains ongoing; the Company is aggressively defending the matters. The judge denied plaintiff’s motion to assert a claim for punitive damages on February 7, 2006. On October 19, 2006, four New York firefighters filed a complaint for hearing loss against Federal Signal and twelve additional named defendants in the Supreme Court of Kings County, New York. Subsequently, the twelve additional defendants were dismissed. On October 26, 2006, three firefighters filed a similar complaint against Federal Signal and a local distributor defendant in the Circuit Court of Clay County, Missouri alleging hearing loss from Federal Signal sirens. A similar suit was filed at or about the same time by four firefighters in the Circuit Court of Jackson County, Missouri against Federal Signal and the same distributor defendant. On November 30, 2006, three additional lawsuits were filed in Maryland Circuit Courts for Baltimore City (three firefighter plaintiffs), Montgomery County (three plaintiffs) and Prince Georges County (two plaintiffs), all asserting similar claims for hearing loss against Federal Signal and four local distributors. Thereafter, three of the four distributors were dismissed in each of these cases. Finally, four new lawsuits were filed in January 2007 each involving a single firefighter plaintiff making similar claims of hearing loss allegedly caused by Federal Signal’s sirens, in the state courts in Bergen, Essex, Hudson and Passaic Counties in New Jersey. The Company successfully defended approximately 41 similar cases in Philadelphia, Pennsylvania in 1999 resulting in a series of unanimous jury verdicts in favor of the Company.
12. SEGMENT INFORMATION

The following table summarizes the Company’s operations by segment for the three month periods ended March 31, 2007 and 2006:

	Three months ended March 31,
	2007	2006
Net revenue
Safety and Security System	$78.7	$68.2
Fire Rescue	69.5	75.7
Environmental Solutions	113.7	97.7
Tool	30.2	32.0

Total net revenue	$292.1	$273.6

Operating income (loss)
Safety and Security System	$9.5	$7.4
Fire Rescue	(2.2)	(3.0)
Environmental Solutions	10.1	7.8
Tool	2.1	1.6
Corporate expense	(4.5)	(6.1)

Total operating income	$15.0	$7.7

There have been no material changes in total assets from the amount disclosed in the Company’s last annual report.
13. COMMITMENTS AND GUARANTEES
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
Changes in the Company’s warranty liabilities for the three month periods ended March 31, 2007 and 2006 were as follows:

	Three months ended March 31,
	2007	2006
Balance at January 1	$8.2	$9.2
Provisions to expense	3.6	2.7
Actual costs incurred	(3.1)	(3.3)

Balance at March 31	$8.7	$8.6

The Company guarantees the debt of a third-party dealer that sells the Company’s vehicles. The notional amounts of the guaranteed debt as of March 31, 2007 totaled $0.7 million. No losses have been incurred as of March 31, 2007.
The Company also provides residual value guarantees on vehicles sold to certain customers. Proceeds received in excess of the fair value of the guarantee are deferred and amortized into income ratably over the life of the guarantee. The Company recorded these transactions as operating leases and recognized liabilities equal to the fair value of the guarantees. The notional amounts of the residual value guarantees totaled $2.5 million as of March 31, 2007. No losses have been incurred as of March 31, 2007. The guarantees expire between 2007 and 2010.
The Dallas Fort Worth (“DFW”) airport has given Federal APD notices of non-performance and default most recently on April 13, 2007, regarding the $18.0 million contract for installation of a new parking and revenue control system at the airport, and demanded that Federal APD cure its alleged non-performance. The DFW airport also provided a copy of the non-performance and default letter to the Company’s surety carrier. The non-performance and default claim relates principally to certain disagreements as to the content and flexibility of the revenue reporting features of the system. Federal APD disputes that there is any basis under the contract for the non-performance or default as alleged by DFW. The parties have been working together to implement the next phase of contract performance. We are in active discussions with the customer and are confident that we will be able to resolve the outstanding issues without a material adverse financial impact.

14. NEW ACCOUNTING PRONOUNCEMENTS
In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 requires registrants to apply the new guidance for the first time that it identifies material errors in existence at the beginning of the first fiscal year ending after November 15, 2006 by correcting those errors through a one-time cumulative effect adjustment to beginning-of-year retained earnings. Adoption of the standard had no material impact to the Company.
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
In September 2006, the EITF issued EITF 06-05, “Accounting for Purchases of Life Insurance”. EITF 06-05 concludes that in determining the amount recognized as an asset, the policy holder should consider the cash surrender value as well as any additional amounts included in the contractual terms of the policy that will be paid upon surrender. This guidance is effective for fiscal years beginning after December 15, 2006. EITF 06-05 does not have a material impact to the Company’s results of operations or financial position.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g., debt issue costs. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by the Company in the first quarter of 2008. The company currently is determining whether fair value accounting is appropriate for any of its eligible items and cannot estimate the impact, if any, which SFAS 159 will have on its consolidated results of operations and financial condition.

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
Consolidated Results of Operations
The following table presents the Company’s results of operations for the three month periods ended March 31, 2007 and 2006, respectively (in millions):

	Three months ended March 31,
	2007	2006
Net revenue	$292.1	$273.6
Cost of sales	(224.2)	(212.2)

Gross profit	67.9	61.4
Operating expenses	(52.9)	(53.7)

Operating income	15.0	7.7
Interest expense	(6.0)	(5.9)
Other expense, net	(0.2)	—
Income tax expense	(2.7)	(0.5)

Income from continuing operations	6.1	1.3
Gain (loss) from discontinued operations and disposal, net of tax	24.6	(1.2)

Net income	$30.7	$0.1

Other data:
Operating margin	5.1%	2.8%
Earnings per share — continuing operations	$0.13	$0.03

	Three months ended March 31,
	2007	2006
Analysis of orders:
Total orders	$345.8	$319.2
Change in orders year on year	8%
Change in US municipal and government orders year over year	(8)%
Change in US industrial and commercial orders year over year	2%
Change in non-US orders year over year	32%
Revenue increased 7% in the first quarter of 2007 compared to the first quarter of 2006 attributable to a higher volume of safety and security, environmental solutions shipments and increased pricing across all reportable segments.
Operating income of $15.0 million in the first quarter of 2007 represented an increase of 94% over the comparable period due to improved pricing and the sale of higher margin products combined with lower operating expenses. The Safety and Security Systems Group as well as the Environment Solutions Group combined to deliver strong operating performances over the comparable prior year period. The Fire Rescue Group and the Tool Group showed modest operating improvement over the prior year. Operating expenses were reduced by the absence of costs associated with a management change in the first quarter of 2006 and reduced costs associated with the Company’s ongoing hearing loss litigation.
Interest expense in the first quarter of 2007 of $6.0 million was in line with the same quarter last year.
The Company recorded $2.7 million of tax expense in the first quarter on pre-tax earnings from continuing operations of $8.8 million, an effective tax rate of 30.7%. The annual effective tax rate was estimated to be 29.5% for the comparable period in 2006.

The Company realized a net after-tax gain on the sale of previously discontinued operations of $24.5 million, compared to a loss of $1.2 million in the prior year period, in the cutting tool and refuse businesses, increasing net income to $30.7 million from $0.1 million in the first quarter of 2006. On a diluted earnings per share basis, earnings from continuing operations increased fourfold.
Orders and Backlog
Orders increased 8% over the first quarter of 2006 to $345.8 million from $319.2 million. Strong US export orders for safety and security equipment and increased international demand for articulated aerial devices, more than offset a decline in orders for fire trucks in US municipal and government markets.
US municipal orders declined 8% from the year ago comparable period primarily as a result of lower demand for fire trucks. US industrial and commercial orders increased 2% from the prior year quarter with improvement in nearly all major product lines including vacuum trucks, hazardous area lighting, industrial signaling and communications products, parking systems, and amber vehicle lighting. Tool segment orders declined during the same period.
Orders from non-US markets rose to $144.2 million in the first quarter of 2007, up 32% from the same quarter last year. The increase was due to continued strong international demand for aerial apparatus and police products.
Backlog at $454.6 million increased 5.4% over the same period in 2006, driven by strong demand for aerial devices, industrial vacuum trucks and sewer cleaners.
Safety and Security Systems
The following table summarizes the Safety and Security Systems Group’s operating results for the three months ended March 31, 2007 and 2006, respectively (dollars in millions):

	Three months ended March 31,
	2007	2006
Total orders	$97.9	$79.0
US orders	57.5	47.1
Non-US orders	40.4	31.9
Net revenue	78.7	68.2
Operating income	9.5	7.4
Operating margin	12.0%	10.9%
Orders in the first quarter of 2007 were 24% above the prior year comparable period with broad-based strength across all market segments. US municipal orders rose 26% from the prior year, led by police products and warning systems. US industrial orders were up 19% with an increase in parking systems business. Non-US orders increased 27% over the prior year, most significantly in police products.
A 15% increase in revenue over the first quarter of 2006, was the result of strong volume in police products in the US and internationally. Also contributing to the increase were industrial electrical systems, mining products, hazardous area lighting, and airport parking systems.
The operating margin increased to 12.0% from 10.9% in the first quarter of 2006 due to the absence of $1.0 million in expenses associated with a management change which were incurred in the first quarter of 2006. Higher income from the flow-through of higher sales volumes, better pricing and manufacturing efficiencies was offset by increased investment in growth initiatives, including new product development and global expansion activities.
Fire Rescue
The following table summarizes the Fire Rescue Group’s operating results for the three months ended March 31, 2007 and 2006, respectively (dollars in millions):

	Three months ended March 31,
	2007	2006
Total orders	$106.9	$94.2
US orders	38.7	54.4
Non-US orders	68.2	39.8
Net revenue	69.5	75.7
Operating loss	(2.2)	(3.0)
Operating margin	(3.2)%	(4.0)%
Orders were 13% above the prior year quarter. Continuing high international demand for the Bronto line of articulated aerial apparatus currently drives the growth in the group. US municipal fire truck orders declined from the first quarter of 2006. The business continues to be adversely impacted by dealer transitions in US markets.
Revenue in the first quarter declined 8% from the comparable quarter in 2006. The reduction was due to lower shipments of units in the US and Canada. Partially offsetting the reduction are increased prices and higher sales in international markets coupled with a favorable foreign currency impact.
The operating margin improved over the first quarter of 2006. Lower sales volume was offset by increased pricing, a more favorable product mix, and favorable manufacturing costs leading to a modest improvement in margins.
Environmental Solutions
The following table summarizes the Environmental Solutions Group’s operating results for the three months ended March 31, 2007 and 2006, respectively (dollars in millions):

	Three months ended March 31,
	2007	2006
Total orders	$110.5	$113.5
US orders	85.6	85.8
Non-US orders	24.9	27.7
Net revenue	113.7	97.7
Operating income	10.1	7.8
Operating margin	8.9%	8.0%
Orders of $110.5 million in the first quarter of 2007 were 3% below the prior year quarter. In US municipal markets, orders declined 3% from the same period last year, attributable to lingering wintry weather in much of the US. In US industrial markets, orders increased over last year on solid demand for industrial vacuum trucks, but were offset by a decline in non US orders, notably in Canada and the Middle East.
Revenue compared to the first quarter in 2006, grew 16% on higher volumes of sweepers, vacuum trucks and waterblasting equipment. The operating margin improved as the beneficial impacts of increased volume, higher pricing and option content exceeded an increase in manufacturing expense.
Tool
The following table summarizes the Tool Group’s operating results for the three months ended March 31, 2007 and 2006, respectively (dollars in millions):

	Three months ended March 31,
	2007	2006
Total orders	$30.5	$32.5
US orders	19.8	22.7
Non-US orders	10.7	9.8
Net revenue	30.2	32.0
Operating income	2.1	1.6
Operating margin	6.9%	5.0%
Orders and revenue in the first quarter of 2007 declined 6% from the comparable period in 2006, with weaker sales to die and mold and automotive-related customers in the US, offset marginally by an increase in non-US business, primarily to Europe and Asian automotive industry. Operating margins increased from the prior year due to the absence of $0.9 million of expenses related to a voluntary workforce reduction as well as improved productivity at the Dayton, Ohio production facility.
Corporate Expenses
Corporate expenses were reduced to $4.5 million for the first quarter of 2007 compared to $6.1 million for the first quarter of 2006. The reduction reflects lower legal costs associated with the Company’s ongoing hearing loss litigation, driven by a $1.2 million reimbursement of out of pocket expenses from one of the Company’s insurers.
Discontinued Operations
On January 31, 2007, the Manchester Tool Company, On Time Machining Company and Clapp Dico, referred to collectively as the “Cutting Tool Operations” were sold. These operations were included in discontinued operations for the year ended December 31, 2006 and through January 31, 2007. An after-tax gain of $24.5 million was recognized in association with the sale of these businesses.
Also included as discontinued operations, is the Company’s investment in the Refuse business, operating under the Leach brand name. The majority of the assets of this business have been sold, and the operation was closed in 2006.
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
The following table summarizes the Company’s cash flows for the three month period ended March 31, 2007 and 2006, respectively (in millions):

	Three months ended March 31,
	2007	2006
Operating cash flow	$(8.4)	$(4.1)
Investing, net	43.5	(6.4)
Borrowing activity, net	(22.0)	(47.2)
Treasury stock purchases	—	(3.0)
Dividends	(2.9)	(2.9)
Other, net	—	(1.2)

Increase (decrease) in cash and cash equivalents	$10.2	$(64.8)

Cash used for continuing operations totaled $8.4 million in the first quarter of 2007, compared to $4.1 million in the comparable quarter of 2006. Contributing to the increase in cash used over the comparable quarter was a reduction in lease financing collection. During the first quarter of 2007, the Company contributed $6.2 million to its defined benefit plans, compared to contributions in the amount of $10.4 million in 2006.
Cash balances at March 31, 2007 totaled $29.5 million, up from $19.3 million at year-end 2006. During the quarter, the Company completed the sale of the “Cutting Tool Operations”, previously included in the Company’s discontinued operations, for $67.0 million in cash. Proceeds from the sale were used in part to acquire a Michigan-based software company, “Codespear” for $16.6 million, and to reduce debt.
Manufacturing debt net of cash as a percentage of capitalization was 30.1%, versus 35.3% at the end of the fourth quarter. At March 31, 2007, no amounts were drawn against the Company’s $125 million revolving credit line, and the Company was in compliance with all debt covenants.
Contractual Obligations and Commercial Commitments
The following table presents a summary of the Company’s contractual obligations (in millions):

	March 31,	December 31,
	2007	2006
Short-term obligations	$4.9	$30.3
Long-term debt obligations	351.2	347.1
Operating lease obligations	25.8	28.3
Fair value of interest rate swaps	5.0	5.6
Fair value of foreign currency contracts	0.2	0

	$387.1	$411.3

There are no material effects of FIN 48 liabilities on the contractual obligations table presented in the Company’s Form 10-K for the year ended December 31, 2006.
Refer to Footnote 13 of the financial statements included in Part I of this Form 10-Q for a discussion of the Company’s commercial commitments (guarantees).
Critical Accounting Policies and Estimates
As of March 31, 2007, there were no material changes to the Company’s critical accounting policies and estimates disclosed in its Form 10-K for the year ended December 31, 2006.

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
Of the Company’s debt at March 31, 2007, $149.3 million was used to support financial services assets.
The Company also has foreign exchange exposures related to buying and selling in currencies other than the local currency in which it operates. The Company utilizes foreign currency forward and option contracts to manage risks associated with sales and purchase commitments as well as forecasted transactions denominated in foreign currencies.
The information contained under the caption “Contractual Obligations and Commercial Commitments” included in Item 2 of this Form 10-Q discusses the changes in the Company’s exposure to market risk during the three month period ended March 31, 2007. For additional information, refer to the discussion contained under the caption “Market Risk Management” included in Item 7 of the Company’s Form 10-K for the year ended December 31, 2006.
Item 4. Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2007. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2007. As a matter of practice, the Company’s management continues to review and document disclosure controls and procedures, including internal controls and procedures for financial reporting. From time to time, the Company may make changes aimed at enhancing the effectiveness of the controls and to ensure that the systems evolve with the business. The Company is currently engaged in a search to fill the open Vice President of Internal Audit position. During the quarter ended March 31, 2007, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II. Other Information
Item 1. Legal Proceedings
Footnote 11 of the financial statements included in Part I of this Form 10-Q is incorporated herein by reference.
Item 1A. Risk Factors
There have been no material changes in the risk factors described in Item 1A (“Risk Factors”) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
Item 2.03. Creation of a Direct Financial Obligation under an Off-Balance Sheet Arrangement of a Registrant
The information is set forth in Note 7 in the notes to the Condensed Consolidated Financial Statements in this Form 10-Q.
Item 5. Other Information.
None.
Item 6. Exhibits
Exhibit 31.1 — CEO Certification under Section 302 of the Sarbanes-Oxley Act
Exhibit 31.2 — CFO Certification under Section 302 of the Sarbanes-Oxley Act
Exhibit 32.1 — CEO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act
Exhibit 32.2 — CFO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act
Exhibit 99.1 — Press Release dated April 26, 2007

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Signal Corporation
Date: April 27, 2007	By:	/s/ Stephanie K. Kushner
Stephanie K. Kushner, Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	CEO Certification under Section 302 of the Sarbanes-Oxley Act, is filed herewith.

31.2	CFO Certification under Section 302 of the Sarbanes-Oxley Act, is filed herewith.

32.1	CEO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act, is filed herewith.

32.2	CFO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act, is filed herewith.

99.1	Press Release dated April 26, 2007