Form 10-Q
period 2007-06-30
FEDERAL SIGNAL CORP /DE/
filed 2007-07-26
CIK 277509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
     Indicate by check mark whether the Company is a shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the Company’s classes of common stock, as of the latest practicable date.

Title
Common Stock, $1.00 par value	47,954,665 shares outstanding at July 13, 2007

FEDERAL SIGNAL CORPORATION
INDEX TO FORM 10-Q

Part I. Financial Information
Item 1. Financial Statements
FORWARD-LOOKING STATEMENTS
This Form 10-Q, reports filed by Federal Signal Corporation and Subsidiaries (“the Company”) with the Securities and Exchange Commission (“SEC”) and comments made by management may contain words such as “may,” “will,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “project,” “estimate” and “objective” or the negative thereof or similar terminology concerning the Company’s future financial performance, business strategy, plans, goals and objectives. These expressions are intended to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include information concerning the Company’s possible or assumed future performance or results of operations and are not guarantees. While these statements are based on assumptions and judgments that management has made in light of industry experience as well as perceptions of historical trends, current conditions, expected future developments and other factors believed to be appropriate under the circumstances, they are subject to risks, uncertainties and other factors that may cause the Company’s actual results, performance or achievements to be materially different.
These risks and uncertainties, some of which are beyond the Company’s control, include the cyclical nature of the Company’s industrial and municipal markets, technological advances by competitors, the Company’s ability to improve its operating performance in its fire rescue plants, risks associated with dealers and distributors, risks associated with system conversions, increased warranty and product liability expenses, risks associated with supplier and other partner alliances, changes in cost competitiveness including those resulting from foreign currency movements, disruptions in the supply of parts or components from sole source suppliers and subcontractors, retention of key employees and general changes in the competitive environment in which the Company operates.
ADDITIONAL INFORMATION
The Company makes its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, other reports and information filed with the SEC and amendments to those reports available, free of charge, through its Internet website (http://www.federalsignal.com) as soon as reasonably practical after it electronically files or furnishes such materials to the SEC. All of the Company’s filings may be read or copied at the SEC’s Public Reference Room at 100 F. Street, N.E., Room 1580, Washington, DC 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-202-551-8090. The SEC maintains an Internet website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
($ in millions, except share data)
Net revenue	$317.3	$309.5	$609.4	$583.1
Costs and expenses:
Cost of sales	(237.7)	(237.0)	(461.9)	(449.2)
Selling, general and administrative	(58.6)	(50.0)	(111.5)	(103.7)

Operating income	21.0	22.5	36.0	30.2
Interest expense	(5.6)	(6.3)	(11.6)	(12.2)
Other expense, net	(1.0)	(0.5)	(1.2)	(0.5)

Income before income taxes	14.4	15.7	23.2	17.5
Income tax expense	(3.4)	(5.1)	(6.2)	(5.6)

Income from continuing operations	11.0	10.6	17.0	11.9
Gain (loss) from discontinued operations and disposal, net of income tax (expense) benefit, of $(0.0), $2.8, $(6.3) and $3.3, respectively	0.1	(12.5)	24.7	(13.7)

Net income (loss)	$11.1	$(1.9)	$41.7	$(1.8)

COMMON STOCK DATA:
Basic and diluted earnings per share:
Earnings from continuing operations	$0.23	$0.22	$0.35	$0.25
Gain (loss) from discontinued operations and disposal	—	(0.26)	0.52	(0.29)

Earnings per share	$0.23	$(0.04)	$0.87	$(0.04)

Weighted average common shares outstanding:
Basic	47.8	48.2	47.9	48.3
Diluted	47.8	48.2	47.9	48.3

Cash dividends per share of common stock	$0.06	$0.06	$0.12	$0.12
See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
($ in millions)
Net income (loss)	$11.1	$(1.9)	$41.7	$(1.8)
Other comprehensive income (loss), net of tax —
Foreign currency translation adjustments	5.9	3.6	6.4	7.2
Net derivative loss, cash flow hedges	(1.1)	(1.0)	(1.4)	(1.4)

Comprehensive income	$15.9	$0.7	$46.7	$4.0

See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30,	December 31,
	2007	2006 (a)
($ in millions)
ASSETS
Manufacturing activities:
Current assets
Cash and cash equivalents	$16.6	$19.3
Accounts receivable, net of allowances for doubtful accounts of $4.5 million and $3.0 million, respectively	182.1	192.1
Inventories	215.4	174.2
Other current assets	35.7	33.2

Total current assets	449.8	418.8
Properties and equipment, net	89.6	85.7
Other assets
Goodwill, net of accumulated amortization	324.1	310.6
Other deferred charges and assets	24.3	17.6

Total manufacturing assets	887.8	832.7
Assets of discontinued operations	4.9	57.8
Financial services activities — Lease financing and other receivables, net of allowances for doubtful accounts of $4.0 million	143.2	158.9

Total assets	$1,035.9	$1,049.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Manufacturing activities:
Current liabilities
Short-term borrowings	$1.5	$30.3
Current portion of long-term borrowings	35.5	34.4
Accounts payable	93.7	90.0
Customer deposits	25.7	23.0
Accrued liabilities and income taxes	82.3	96.2

Total current liabilities	238.7	273.9
Long-term borrowings	152.6	160.3
Long-term pension and other liabilities	29.6	27.9
Deferred income taxes	34.6	20.7

Total manufacturing liabilities	455.5	482.8
Liabilities of discontinued operations	16.1	31.2
Financial services activities — Borrowings	134.5	149.0

Total liabilities	606.1	663.0
Shareholders’ equity
Common stock, $1 par value per share, 90.0 million shares authorized, 49.5 million and 49.1 million shares issued, respectively	49.5	49.1
Capital in excess of par value	102.4	99.8
Retained earnings	326.1	290.7
Treasury stock, 1.5 million shares at cost	(30.1)	(30.1)
Accumulated other comprehensive loss	(18.1)	(23.1)

Total shareholders’ equity	429.8	386.4

Total liabilities and shareholders’ equity	$1,035.9	$1,049.4

See notes to condensed consolidated financial statements.

(a)   The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six months ended June 30,
	2007	2006
($ in millions)
Operating activities:
Net income (loss)	$41.7	$(1.8)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
(Gain) loss on discontinued operations and disposal	(24.7)	13.7
Depreciation and amortization	9.5	9.4
Stock based compensation expense	2.6	3.3
Lease financing and other receivables	15.7	17.7
Pension contributions	(6.2)	(10.7)
Working capital(1)	(23.8)	(30.1)
Other	(4.3)	8.5

Net cash provided by continuing operating activities	10.5	10.0
Net cash provided by (used for) discontinued operating activities	4.1	(9.2)

Net cash provided by operating activities	14.6	0.8

Investing activities:
Purchases of properties and equipment	(10.8)	(9.4)
Payment for acquisition, net of cash acquired	(16.6)	—
Other, net	(1.5)	(1.9)

Net cash used for continuing investing activities	(28.9)	(11.3)
Net cash provided by (used for) discontinued investing activities	67.0	(0.9)

Net cash provided by (used for) investing activities	38.1	(12.2)

Financing activities:
Increase (decrease) in short-term borrowings, net	(29.0)	19.6
Proceeds from issuance of long-term borrowings	20.5	—
Payments on long-term borrowings	(41.6)	(70.3)
Purchases of treasury stock	—	(6.1)
Cash dividends paid to shareholders	(5.7)	(5.8)
Other, net	0.4	(1.0)

Net cash used for continuing financing activities	(55.4)	(63.6)

Net cash used for financing activities	(55.4)	(63.6)

Decrease in cash and cash equivalents	(2.7)	(75.0)
Cash and cash equivalents at beginning of period	19.3	91.9

Cash and cash equivalents at end of period	$16.6	$16.9

(1)	Working capital is composed of net accounts receivable, inventories, accounts payable and customer deposits.
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
In the opinion of the management of the Company, the information contained herein reflects all adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods. Such adjustments are of a normal recurring nature. The operating results for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year of 2007.
The Company reports its interim quarterly periods on a 13-week basis ending on a Saturday with the fiscal year ending on December 31. For convenience purposes, the Company uses “June 30, 2006” to refer to its financial position as of July 1, 2006 and its results of operations for the 13-week and 26-week periods ended July 1, 2006.
2. SIGNIFICANT ACCOUNTING POLICIES
Reclassifications: Certain balances in 2006 have been reclassified to conform to the 2007 presentation. Included with the reclassifications are restatements for discontinued operations. The discontinued operations arise out of the Tool segment.
Changes in presentation of statements of operations: In 2006, the Company began classifying certain selling, general and administrative expenses in cost of sales. This reclassification is reflected in all periods presented. The impact of this reclassification resulted in an increase in cost of sales and a corresponding decrease in selling, engineering, general and administrative expenses of $6.8 million and $13.2 million in the three and six months ended June 30, 2006.
Earnings per share: Basic earnings per share (EPS) is computed by dividing net income by the weighted average common shares outstanding, which totaled 47.8 million and 48.2 million for the quarters ended June 30, 2007 and 2006, respectively, and 47.9 million and 48.3 million for the six month period ended June 30, 2007 and 2006, respectively. Diluted earnings per share is calculated by dividing net income by the weighted average common shares outstanding plus additional common shares that would have been outstanding assuming the exercise of stock options that are dilutive. The Company uses the treasury stock method to calculate dilutive shares. The weighted average number of shares outstanding, for diluted earnings per share were 47.8 million and 48.2 million for the quarters ended June 30, 2007 and 2006, respectively, and 47.9 million and 48.3 million for the six months ended June 30, 2007 and 2006, respectively. In 2007 and 2006, options to purchase 2.4 million and 1.9 million shares of common stock, respectively, were excluded from the calculation of the number of shares outstanding for diluted EPS for the three months ended June 30, 2007 and 2006, respectively because their effects were anti-dilutive. For diluted EPS, for the six months ended June 30, in each of 2007 and 2006, options to purchase 2.3 million and 1.8 million shares of common stock, respectively, were excluded from the calculation of the number of shares outstanding as their effects were antidilutive.
3. INVENTORIES
Inventories are summarized as follows:

	June 30,	December 31,
	2007	2006

Raw materials	$82.5	$73.9
Work in progress	53.9	40.8
Finished goods	79.0	59.5

Total inventories	$215.4	$174.2

4. INCOME TAXES
The Company’s effective tax rate was 23.6% and 26.7% for the three and six months ended June 30, 2007, respectively, and 32.5% and 32.0% for the three and six months ended June 30, 2006, respectively.
The lower tax rates for the three and six month periods ending June 30, 2007, reflect R&D tax credit benefits that were not reflected in the three and six months ended June 30, 2006, as Congress had not yet extended the credit. The lower tax rates also reflect additional benefits for foreign tax planning for the three and six month period ended June 30, 2007.
The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the implementation of FIN48, the Company recognized approximately $0.7 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings.
At January 1, 2007, the Company’s unrecognized tax benefits totaled approximately $7.6 million, of this amount the effective rate would change upon the recognition of $3.8 million. The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. The Company had $1.4 million accrued for interest and penalties at January 1, 2007. As of June 30, 2007, there has been no significant adjustment to these estimates. The Company’s US Federal Income Tax returns are open to examination for the years 2004 — 2006. The Company’s Illinois income tax returns are currently under examination for the years 2001 — 2005. To date, there are no proposed adjustments that would have a material impact on the Company’s financial position or results of operations.
5. POSTRETIREMENT BENEFITS
The components of the Company’s net periodic pension expense for its defined benefit pension plans are summarized as follows:

	US Benefit Plans				Non-US Benefit Plan
	Three months		Six months		Three months		Six months
	ended June 30,		ended June 30,		ended June 30,		ended June 30,
	2007	2006	2007	2006	2007	2006	2007	2006

Service cost	$0.5	$1.2	$1.0	$2.5	$0.1	$0.1	$0.2	$0.1
Interest cost	2.2	2.0	4.4	4.3	0.8	0.6	1.6	1.3
Expected return on plan assets	(2.7)	(2.4)	(5.4)	(4.8)	(1.0)	(1.0)	(2.0)	(1.9)
Amortization of actuarial loss	0.3	0.6	0.6	1.1	0.1	0.1	0.2	0.3

Net periodic pension expense (income)	$0.3	$1.4	$0.6	$3.1	$—	$(0.2)	$—	$(0.2)

On July 17, 2006, an amendment to the Company’s U.S. defined benefit plans for all of the Company’s employees, except for Tool segment employees and University Park, Illinois IBEW employees within the Safety and Security Systems group, was approved by the Company’s Board of Directors. The amendment froze service accruals for these employees as of December 31, 2006. Participants will, however, continue to accrue benefits resulting from future salary increases through 2016.
The Company contributed $5.0 million and $10.0 million to its U.S. defined benefit plans and $1.2 million and $0.7 million to its non-U.S. defined benefit plans during the six months ended June 30, 2007 and 2006, respectively.
6. DEBT
On April 25, 2007 the Company amended its credit agreement. The amended agreement provides for borrowings of $250.0 million and matures April, 2012. The Company has the right to increase the total commitments to $300.0 million upon approval of all current lenders. Borrowings under the agreement bear interest, at the Company’s option, at either the Base Rate or LIBOR, plus an applicable margin. The applicable margin ranges from 0.00% to 0.75% for Base Rate borrowings and 1.00% to 2.00% for LIBOR borrowings depending on the Company’s total manufacturing indebtedness to total manufacturing capital ratio.
The amended agreement contains certain financial covenants for each fiscal quarter ending on or after March 31, 2007. At June 30, 2007, the Company was in compliance with all debt covenants.

7. ACQUISITIONS, GOODWILL AND OTHER INTANGIBLE ASSETS
On January 15, 2007 the Company acquired the net assets of Codespear LLC for $16.6 million in cash plus additional payments for working capital adjustments, and potential additional earnout payments for up to three years following the transaction, if specific performance targets are met. Any additional payments related to this contingency will be accounted for as additional goodwill. As of June 30, 2007 as a result of the acquisition, the Company recorded the addition of $11.7 million of goodwill and $5.3 million of acquired developed software.
Changes in the carrying amount of goodwill for the six months ended June 30, 2007, by operating segment, were as follows:

	Safety Security	Fire	Environmental
	Systems	Rescue	Solutions	Tool	Total
Net book value at December 31, 2006	$90.0	$38.6	$126.2	$55.8	$310.6
Translation	0.6	1.1	0.1	—	1.8
Acquisition	11.7	—	—	—	11.7

Net book value at June 30, 2007	$102.3	$39.7	$126.3	$55.8	$324.1

The components of the Company’s other intangible assets as of June 30, 2007 were as follows:

	Weighted-average	Gross carrying	Accumulated	Net carrying
	useful life	value	amortization	value
	(Years)
Amortizable:
Developed software	6	$20.6	$(9.3)	$11.3
Patents	5 — 10	0.5	(0.4)	0.1
Other	3 — 5	2.9	(0.5)	2.4

Total		$24.0	$(10.2)	$13.8

Amortization of intangibles for the three and six month periods ended June 30, 2007 totaled $0.9 million and $1.4 million, respectively and $0.5 million and $1.0 million for the three and six month periods ended June 30, 2006, respectively. The Company estimates that the aggregate amortization expense will be $3.0 million in 2007, $3.1 million in 2008, $2.9 million in 2009, $2.5 million in 2010, $2.2 million in 2011 and $1.5 million thereafter.
Other intangible assets are included in the condensed consolidated balance sheets within “Other deferred charges and assets.”
8. DISCONTINUED OPERATIONS
The following table presents the operating results of the Company’s discontinued operations for the three and six month periods ended June 30, 2007 and 2006:

	Three months ended		Six months ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Net sales	$—	$27.0	$3.0	$53.8
Costs and expenses	—	(29.9)	(2.8)	(58.5)

Income (loss) before income taxes	—	(2.9)	0.2	(4.7)
Income tax benefit (expense)	—	1.7	(0.1)	2.8

Income (loss) on discontinued operations	$—	$(1.2)	$0.1	$(1.9)

On January 31, 2007, the Company completed the sale of Manchester Tool Company, On Time Machining Company and Clapp Dico, referred to collectively as the “Cutting Tool Operations”. The Company sold the Cutting Tool Operations for $67 million (subject to working capital adjustments) resulting in a $24.6 million net gain on disposal of discontinued operations for the six months ended June 30, 2007.
In December 2005, the Company determined that its investment in the Refuse business operating under the Leach brand name, was no longer strategic. The majority of the assets of the business have been sold since this time and the operation has been substantially shut down.
The following table shows an analysis of assets and liabilities of discontinued operations as of June 30, 2007 and December 31,

2006:

	June 30,	December 31,
($ in millions)	2007	2006
Current assets	$4.9	$18.2
Properties and equipment	—	12.9
Long-term assets	—	26.7

Total assets	$4.9	$57.8

Current liabilities	$2.2	$7.2
Long-term liabilities	13.9	24.0

Total liabilities	$16.1	$31.2

9. LEGAL PROCEEDINGS
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
The Company has been sued in Chicago, Illinois by firefighters seeking damages claiming that exposure to the Company’s sirens has impaired their hearing and that the sirens are therefore defective. There are presently 33 cases filed during the period 1999-2004, involving a total of 2,498 plaintiffs pending in the Circuit Court of Cook County, Illinois. Of that total number, 18 plaintiffs have been dismissed outright and another 36 plaintiffs appeared in duplicate cases. These plaintiffs were dismissed from the duplicate cases. The plaintiffs’ attorneys have threatened to bring more suits in the future. The Company believes that these product liability suits have no merit and that sirens are necessary in emergency situations and save lives. The discovery phase of the litigation recommenced in 2004 and remains ongoing; the Company is aggressively defending the matters. The judge denied plaintiff’s motion to assert a claim for punitive damages on February 7, 2006. The plaintiffs have recently filed a renewed motion for leave to file a punitive damages claim, which the court will likely decide in September 2007. The Company intends to vigorously oppose this renewed motion. Also, the court has recently ordered that trials for the initial group of plaintiffs will begin in February 2008, with a second group of plaintiffs to be tried in June 2008.
On October 19, 2006, four New York firefighters filed a complaint for hearing loss against Federal Signal and twelve additional named defendants in the Supreme Court of Kings County, New York. Subsequently, the twelve additional defendants were dismissed. The Company has filed a motion to dismiss the New York action. On October 26, 2006, three firefighters filed a similar complaint against Federal Signal and a local distributor defendant in the Circuit Court of Clay County, Missouri alleging hearing loss from Federal Signal sirens. A similar suit was filed at or about the same time by four firefighters in the Circuit Court of Jackson County, Missouri against Federal Signal and the same distributor defendant. The distributor defendant has been dismissed. On November 30, 2006, three additional lawsuits were filed in Maryland Circuit Courts for Baltimore City (three firefighter plaintiffs), Montgomery County (three plaintiffs) and Prince George’s County (two plaintiffs), all asserting similar claims for hearing loss against Federal Signal and four local distributors. Thereafter, the four local distributors were dismissed in each of these cases, and the Company removed these cases to federal court. Plaintiffs have filed a motion to remand which is currently pending. Finally, four lawsuits were filed in January 2007, each involving a single firefighter plaintiff making similar claims of hearing loss allegedly caused by Federal Signal’s sirens, in the state courts in Bergen, Essex, Hudson and Passaic Counties in New Jersey. These recently filed cases are all in the early discovery phase.
The Company successfully defended approximately 41 similar cases in Philadelphia, Pennsylvania in 1999 resulting in a series of unanimous jury verdicts in favor of the Company.
10. SEGMENT INFORMATION
The following table summarizes the Company’s operations by segment for the three and six month periods ended June 30, 2007 and 2006:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006

Net revenue
Safety and Security Systems	$95.9	$75.8	$174.5	$144.0
Fire Rescue	75.4	98.9	144.9	174.6

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Environmental Solutions	116.6	103.5	230.4	201.2
Tool	29.4	31.3	59.6	63.3

Total net revenue	$317.3	$309.5	$609.4	$583.1

Operating income (loss)
Safety and Security Systems	$14.3	$10.6	$23.8	$18.0
Fire Rescue	0.5	3.2	(1.7)	0.2
Environmental Solutions	11.1	10.5	21.2	18.3
Tool	1.5	2.3	3.6	3.9
Corporate expense	(6.4)	(4.1)	(10.9)	(10.2)

Total operating income	$21.0	$22.5	$36.0	$30.2

There have been no material changes in total assets from the amount disclosed in the Company’s last annual report.
11. COMMITMENTS AND GUARANTEES
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
Changes in the Company’s warranty liabilities for the six month periods ended June 30, 2007 and 2006 were as follows:

	Six months ended June 30,
	2007	2006

Balance at January 1	$8.2	$9.2
Provisions to expense	7.2	5.7
Actual costs incurred	(6.6)	(6.4)

Balance at June 30	$8.8	$8.5

The Company guarantees the debt of a third-party dealer that sells the Company’s vehicles and a joint venture in China. The notional amounts of the guaranteed debt as of June 30, 2007 totaled $5.7 million. No losses have been incurred as of June 30, 2007.
The Company also provides residual value guarantees on vehicles sold to certain customers. Proceeds received in excess of the fair value of the guarantee are deferred and amortized into income ratably over the life of the guarantee. The Company recorded these transactions as operating leases and recognized liabilities equal to the fair value of the guarantees. The notional amounts of the residual value guarantees totaled $2.5 million as of June 30, 2007. No losses have been incurred as of June 30, 2007. The guarantees expire between 2007 and 2010.
On June 27, 2007, DFW provided a written “Limited Notice of Cure” of the deficiencies alleged in its most recent default notice involving: (1) inability to protect revenue and demonstrate revenue integrity, (2) ensure performance reliability, and (3) accurate and reliable reporting. The Dallas Fort Worth (“DFW”) airport had given Federal APD notices of non-performance and default most recently on April 13, 2007, regarding the $18.0 million contract for installation of a new parking and revenue control system at the airport, and demanded that Federal APD cure its alleged non-performance. The DFW airport had also provided a copy of the non-performance and default letter to the Company’s surety carrier. The non-performance and default claim related principally to certain disagreements as to the content and flexibility of the revenue reporting features of the system. Federal APD disputes that there was any basis under the contract for the non-performance or default as alleged by DFW. The parties have been working together to implement the next phase of contract performance, and DFW has recognized that Federal APD has passed the two most recent installation performance tests. We are continuing to move forward to implement the system and are confident that we will be able to resolve the outstanding issues without a material adverse financial impact.

12. NEW ACCOUNTING PRONOUNCEMENTS
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Federal Signal Corporation (the “Company”) manufactures safety, signaling and communication equipment; fire rescue vehicles; a broad range of municipal and industrial cleaning vehicles and consumable tooling products. Due to technology, marketing, distribution and product application synergies, the Company’s business units are organized and managed in four operating segments: Safety and Security Systems, Fire Rescue, Environmental Solutions and Tool. The Company also provides customer and dealer financing to support the sale of vehicles and products.
Consolidated Results of Operations
The following table presents the Company’s results of operations for the three and six month periods ended June 30, 2007 and 2006, respectively (in millions):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006

Net revenue	$317.3	$309.5	$609.4	$583.1
Cost of sales	(237.7)	(237.0)	(461.9)	(449.2)

Gross profit	79.6	72.5	147.5	133.9
Operating expenses	(58.6)	(50.0)	(111.5)	(103.7)

Operating income	21.0	22.5	36.0	30.2
Interest expense	(5.6)	(6.3)	(11.6)	(12.2)
Other expense, net	(1.0)	(0.5)	(1.2)	(0.5)
Income tax expense	(3.4)	(5.1)	(6.2)	(5.6)

Income from continuing operations	11.0	10.6	17.0	11.9
Gain (loss) from discontinued operations and disposal, net of tax	0.1	(12.5)	24.7	(13.7)

Net income (loss)	$11.1	$(1.9)	$41.7	$(1.8)

Other data:
Operating margin	6.6%	7.3%	5.9%	5.2%
Earnings per share — continuing operations	$0.23	$0.22	$0.35	$0.25

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006

Analysis of orders:
Total orders	$319.2	$310.8	$665.0	$630.0
Change in orders year over year	3%		6%
Change in US municipal and government orders year over year	(15)%		(11)%
Change in US industrial and commercial orders year over year	5%		3%
Change in non-US orders year over year	23%		27%
Revenue increased 2.5% in the second quarter of 2007 compared to the same quarter of 2006, and 4.5% in the six months ended June 30, 2007 over the same period in 2006. The increase is attributable to increased pricing across all segments, favorable foreign currency movement, and higher volumes of safety and security, and environmental solutions shipments offset by lower tool and fire apparatus shipments.
Operating income of $21.0 million in the second quarter of 2007 declined $1.5 million from the second quarter of 2006, as volume and price gains in the Safety and Security Systems Group, and the Environmental Solutions Group were unable to offset the lower volume in the Fire Rescue Group and higher corporate operating expenses. Corporate expenses increased over the second quarter of 2006 as a result of higher compensation and benefits-related costs, and higher costs associated with the Company’s ongoing hearing loss litigation. Year-to-date operating income increased 19% as the Safety and Security Systems and Environmental Solutions Groups continue to deliver strong operating performances over the comparable prior year period.

Interest expense decreased in the second quarter of 2007 to $5.6 million compared to $6.3 million in the same quarter last year and was $11.6 million for the six months ended June 30, 2007 compared to $12.2 million in the same period in 2006, due to lower average borrowings.
The Company’s annual effective tax rate on earnings from continuing operations was 26.7% and 32.0% for the six-month periods ended June 30, 2007 and 2006, respectively. The lower tax rate reflects R&D tax credit benefits that were not reflected in the rate in 2006, as Congress had not yet extended the credit, and additional benefits for foreign tax planning.
Net income increased to $11.1 million for the quarter ended June 30, 2007 from a loss of $1.9 million for the comparable period in 2006. In 2006, the net loss included a $12.5 million loss from discontinued operations which was mainly due to the closure and sale of the Leach refuse truck body operation, which the Company exited in 2006 offset by the operating results of the cutting tool business. For the six month period ended June 30, 2007, after completion of the sale of the cutting tool business in the first quarter of 2007, and substantial completion of the wind-down of the refuse business, the Company realized a net after-tax gain on the sale of previously discontinued operations of $24.6 million, compared to a loss of $13.7 million in the prior year period.
Diluted earnings per share from continuing operations increased 4.5% to $0.23 for the quarter ended June 30, 2007. For the six months ended June 30, 2007, earnings per share from continuing operations increased 40%.
Orders and Backlog
Orders increased 3% over the second quarter of 2006 to $319.2 million from $310.8 million. Continued strong international demand for articulated aerial devices and police products, strong US export orders, and an increase in US industrial and commercial orders more than offset a decline in US municipal and government market orders for fire trucks, sweepers and sewer cleaners. Year to date orders are up 6% over 2006.
US municipal orders declined 15% from the year ago comparable period with weaker orders for fire trucks, sweepers and sewer cleaners. Year to date US municipal and government orders are down 11% versus 2006. US industrial and commercial orders increased 5% from the prior year quarter with improvement in nearly all major product lines including vacuum trucks, sweepers, hazardous area lighting and industrial signaling and communications products. Tool segment orders declined during the same period. Year to date industrial and commercial orders have increased 3% over 2006.
Orders from non-US markets rose 23% to $129.2 million in the second quarter of 2007, from $105.2 last year. The increase was due to international demand across all product segments, and particularly for aerial apparatus and police products. Year to date orders from non-US markets have increased 27% over 2006.
Backlog at $449.5 million increased 3.4% over the same period in 2006, driven by strong demand for aerial devices and industrial vacuum trucks.
Safety and Security Systems
The following table summarizes the Safety and Security Systems Group’s operating results for the three and six month periods ended June 30, 2007 and 2006, respectively (dollars in millions):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006

Total orders	$93.0	$80.1	$190.9	$159.1
US orders	54.9	50.5	112.4	97.6
Non-US orders	38.1	29.6	78.5	61.5
Net revenue	95.9	75.8	174.5	144.0
Operating income	14.3	10.6	23.8	18.0
Operating margin	14.9%	14.0%	13.6%	12.5%
Orders in the second quarter of 2007 were 16% above the prior year comparable period with broad-based strength across most market segments. US municipal orders rose 9% from the prior year, led by strong police product orders. US industrial orders were up 8% with an increase in industrial electrical systems, mining and hazardous area lighting products. Non-US orders increased 29% over the prior year, most significantly in police products. Year to date, orders have increased 20% over 2006, led by a 17% increase in US municipal and government markets, a 14% increase in US industrial orders and a 28% increase in non-US orders.
A 26.5% increase in revenue over the second quarter of 2006, was the result of continued strong volume in police products in the US and internationally. Also contributing to the increase were industrial electrical systems, mining products, hazardous area lighting, and airport parking systems. Revenue increased 21% in the six month period ended June 30, 2007 versus June 30, 2006 with broad-based improvement across the business.
The operating margin increased to 14.9% from 14.0% in the second quarter of 2006. Higher income from the flow-through of higher sales volumes, better pricing and manufacturing efficiencies and a favorable foreign currency variance was offset by increased investment in growth initiatives, including new product development and global expansion activities. Year to date, the operating margin has improved to 13.6% from 12.5%, more than offsetting the on-going costs of strategic growth initiatives.
Fire Rescue
The following table summarizes the Fire Rescue Group’s operating results for the three and six month periods ended June 30, 2007 and 2006, respectively (dollars in millions):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006

Total orders	$88.6	$85.6	$195.5	$179.8
US orders	41.0	51.2	79.7	105.6
Non-US orders	47.6	34.4	115.8	74.2
Net revenue	75.4	98.9	144.9	174.6
Operating income (loss)	0.5	3.2	(1.7)	0.2
Operating margin	0.7%	3.2%	(1.2)%	0.1%
Orders were 3.5% above the prior year second quarter. Demand for Bronto articulated aerial devices significantly exceeded prior year levels in international markets. Orders in North America rose from the prior quarter, but remain below 2006, due in part to transitions in the US dealer network.
Revenue in the second quarter declined 24% from the comparable quarter in 2006. Lower unit shipments in the US and Canada were partly caused by the timing of sales of two large fleet orders which were in production at the quarter end, but also generally reflect the lower order rate. Partially offsetting lower volumes were increased prices and a favorable foreign currency impact. Year to date revenues decreased 17% because much of the international order growth is for long lead-time, custom aerial devices, while the softness in the North American demand includes stock truck sales and less customized units.
The operating margin deteriorated in the second quarter of 2007 and for the six months ended June 30, 2007 from the comparable periods in 2006, as a result of the lower sales volume.
Environmental Solutions
The following table summarizes the Environmental Solutions Group’s operating results for the three and six month periods ended June 30, 2007 and 2006, respectively (dollars in millions):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006

Total orders	$108.1	$113.9	$218.6	$227.4
US orders	76.0	82.8	161.6	168.6

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006

Non-US orders	32.1	31.1	57.0	58.8
Net revenue	116.6	103.5	230.4	201.2
Operating income	11.1	10.5	21.2	18.3
Operating margin	9.5%	10.1%	9.2%	9.1%
Orders of $108.1 million in the second quarter of 2007 were 5% below the prior year quarter. In US municipal markets, orders declined from the same period last year, due to the timing of fleet orders and the impact of colder spring weather in the Northeast. In US industrial markets, orders increased 26% over last year on solid demand for industrial vacuum trucks and water blasters. Non-US orders showed modest improvement. Year to date orders decreased 4% from the prior year comparable period. Compared to 2006, the decrease in US municipal orders of 12% was offset by an increase in US industrial orders of 12%. Non-US orders decreased 3%.
Revenue compared to the second quarter in 2006, grew 13% on higher volumes of sweepers, vacuum trucks, sewer cleaners and waterblasting equipment and higher pricing. Year to date, revenues improved 14.5% over the same period in 2006. Operating income improved over the comparable periods, however the operating margin in the second quarter of 2007 declined as the benefits of increased sales volumes and better pricing was offset by increased costs related to new sweeper and water blaster product introductions and increased investment in other growth initiatives.
Tool
The following table summarizes the Tool Group’s operating results for the three and six month periods ended June 30, 2007 and 2006, respectively (dollars in millions):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2007	2006

Total orders	$29.5	$31.2	$60.0	$63.7
US orders	18.1	21.1	37.9	43.8
Non-US orders	11.4	10.1	22.1	19.9
Net revenue	29.4	31.3	59.6	63.3
Operating income	1.5	2.3	3.6	3.9
Operating margin	5.1%	7.3%	6.0%	6.2%
Orders and revenue in the second quarter of 2007 declined approximately 6% from the comparable period in 2006, with weaker die and mold sales to automotive and housing related customers in the US, offset marginally by an increase in sales to the European and Asian automotive industries. Operating margins decreased from the prior year principally as a result of the lower volume. Year to date operating margins reflect the soft automotive-related markets impact on annual earnings.
Corporate Expenses
Corporate expenses increased to $6.4 million for the second quarter of 2007 compared to $4.1 million in the second quarter of 2006. The increase reflects higher legal costs associated with the Company’s ongoing hearing loss litigation and higher compensation and benefits-related costs. Corporate expenses for the six months ended June 30, 2007 were $10.9 million and $10.2 million for the comparable period in 2006.
Discontinued Operations
On January 31, 2007, the Manchester Tool Company, On Time Machining Company and Clapp Dico, referred to collectively as the “Cutting Tool Operations” were sold. These operations were included in discontinued operations for the year ended December 31, 2006 and through January 31, 2007. An after-tax gain of $24.6 million was recognized in the six-month period ended June 30, 2007, in association with the sale of these businesses.
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
The following table summarizes the Company’s cash flows for the six months ended June 30, 2007 and 2006, respectively (in millions):

	Six months ended June 30,
	2007	2006

Operating cash flow	$14.6	$0.8
Investing, net	38.1	(12.2)
Debt repayments, net	(50.1)	(50.7)
Treasury stock purchases	—	(6.1)
Dividends	(5.7)	(5.8)
Other, net	0.4	(1.0)

Decrease in cash and cash equivalents	$(2.7)	$(75.0)

Cash provided by operations totaled $23.0 million in the second quarter of 2007 and $14.6 million, year to date. Contributing to the increase in cash provided over the prior year comparable quarter was an increase in lease financing collection, offset by an increase in working capital. During 2007, the Company contributed $6.2 million to its defined benefit plans, compared to contributions of $10.7 million in 2006.
Cash balances at June 30, 2007 totaled $16.6 million, down from $19.3 million at year-end 2006. During the first quarter, the Company completed the sale of the “Cutting Tool Operations”, previously included in the Company’s discontinued operations, for $67.0 million in cash. Proceeds from the sale were used in part to acquire a Michigan-based software company, “Codespear LLC” for $16.6 million, and to reduce debt.
Manufacturing debt net of cash as a percentage of capitalization was 29.1%, versus 35.3% at the end of the 2006.
On April 25, 2007 the Company amended its credit agreement. The amended agreement provides for borrowings of $250.0 million, an increase from $125.0 million, and matures April, 2012. At June 30, 2007, $10.0 million was drawn against the Company’s $250.0 million revolving credit line, and the Company was in compliance with all debt covenants.
Critical Accounting Policies and Estimates
As of June 30, 2007, there were no material changes to the Company’s critical accounting policies and estimates disclosed in its Form 10-K for the year ended December 31, 2006.

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
Of the Company’s debt at June 30, 2007, $134.5 million was used to support financial services assets.
The Company also has foreign exchange exposures related to buying and selling in currencies other than the local currency in which it operates. The Company utilizes foreign currency forward and option contracts to manage risks associated with sales and purchase commitments as well as forecasted transactions denominated in foreign currencies.
The information contained in Note 11, “Commitments and Guarantees” to the Condensed Consolidated Financial Statements of this Form 10-Q discusses the changes in the Company’s exposure to market risk during the six month period ended June 30, 2007. For additional information, refer to the discussion contained under the caption “Market Risk Management” included in Item 7 of the Company’s Form 10-K for the year ended December 31, 2006.
Item 4. Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2007. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2007. As a matter of practice, the Company’s management continues to review and document disclosure controls and procedures, including internal controls and procedures for financial reporting. From time to time, the Company may make changes aimed at enhancing the effectiveness of the controls and to ensure that the systems evolve with the business. During the quarter, the Company appointed Rajan Sachar to the position of Vice President of Internal Audit. During the quarter end ended June 30, 2007, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II. Other Information
Item 1. Legal Proceedings
Footnote 9 and Footnote 11 of the financial statements included in Part I of this Form 10-Q is incorporated herein by reference.
Item 1A. Risk Factors
There have been no material changes in the risk factors described in Item 1A (“Risk Factors”) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
Item 4. Submission of Matters to a Vote of Security Holders
On April 24, 2007, the Company held its annual meeting of stockholders at which the following matters were presented to, and voted upon by the stockholders:
Election of Directors
John F. McCartney, Robert M. Gerrity, and Robert S. Hamada, each an incumbent director of the Company, were each reelected to a new term to expire at the annual meeting of stockholders in 2010. Brenda L. Reichelderfer, an incumbent director of the Company, was reelected to a new term to expire at the annual meeting of stockholders in 2008. The vote with respect to each of the nominees was as follows:

Name of Director	For	Withhold Authority
John F. McCartney	43,385,176	1,158,881
Robert M. Gerrity	41,730,034	2,814,023
Robert S. Hamada	41,767,271	2,776,786
Brenda L. Reichelderfer	43,469,425	1,074,632
James E. Goodwin, James C. Janning, Robert D. Welding, Charles R. Campbell and Paul W. Jones also serve as directors of the Company and each of their terms continued after the annual meeting of stockholders.
Ratification of Independent Registered Public Accounting Firm for 2007
A proposal to ratify Ernst & Young LLP as the Company’s independent registered public accounting firm for 2007 was presented to the stockholder at the annual meeting. The vote for and against and the number of votes subject to abstention is disclosed below:

For	Against	Abstentions
43,987,176	421,227	135,644
Item 5. Other Information.
None.
Item 6. Exhibits
4.  Rights Agreement Dated July 9, 1998, amended July 3, 2000, as subsequently amended December 3, 2003 by and between Federal Signal Corporation and National City Bank.
Exhibit 31.1 — CEO Certification under Section 302 of the Sarbanes-Oxley Act
Exhibit 31.2 — CFO Certification under Section 302 of the Sarbanes-Oxley Act
Exhibit 32.1 — CEO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act
Exhibit 32.2 — CFO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act
Exhibit 99.1 — Press Release dated July 26, 2007

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Signal Corporation
Date: July 26, 2007	By:	/s/ Stephanie K. Kushner
Stephanie K. Kushner, Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

4.	Rights Agreement Dated July 9, 1998, amended July 3, 2000, as subsequently amended December 3, 2003 by and between Federal Signal Corporation and National City Bank.

31.1	CEO Certification under Section 302 of the Sarbanes-Oxley Act, is filed herewith.

31.2	CFO Certification under Section 302 of the Sarbanes-Oxley Act, is filed herewith.

32.1	CEO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act, is filed herewith.

32.2	CFO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act, is filed herewith.

99.1	Press Release dated July 26, 2007