Form 10-Q
period 2007-09-30
FEDERAL SIGNAL CORP /DE/
filed 2007-10-26
CIK 277509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
     Indicate by check mark whether the Company is a shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
     Indicate the number of shares outstanding of each of the Company’s classes of common stock, as of the latest practicable date.

Title
Common Stock, $1.00 par value	47,915,667 shares outstanding at October 12, 2007

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

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
($ in millions, except share data)	2007	2006	2007	2006
Net revenue	$307.3	$289.4	$916.8	$872.5
Costs and expenses:
Cost of sales	(235.1)	(218.7)	(697.1)	(667.9)
Selling, general and administrative	(61.1)	(52.7)	(172.6)	(156.4)

Operating income	11.1	18.0	47.1	48.2
Interest expense	(6.4)	(5.9)	(18.1)	(18.1)
Other expense, net	(0.3)	(0.6)	(1.4)	(1.1)

Income before income taxes	4.4	11.5	27.6	29.0
Income tax benefit (expense)	0.4	(2.0)	(5.8)	(7.6)

Income from continuing operations	4.8	9.5	21.8	21.4
Gain (loss) from discontinued operations and disposal, net of income tax (expense) benefit, of $(0.0), $(0.0), $(6.3) and $3.3, respectively	(0.3)	(0.3)	24.4	(14.0)

Net income	$4.5	$9.2	$46.2	$7.4

COMMON STOCK DATA:
Basic and diluted earnings per share:
Earnings from continuing operations	$0.10	$0.20	$0.46	$0.44
Gain (loss) from discontinued operations and disposal	(0.01)	(0.01)	0.51	(0.29)

Earnings per share	$0.09	$0.19	$0.97	$0.15

Weighted average common shares outstanding:
Basic	47.8	47.9	47.9	48.1
Diluted	47.8	47.9	47.9	48.1

Cash dividends per share of common stock	$0.06	$0.06	$0.18	$0.18
     See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2007	2006	2007	2006
Net income	$4.5	$9.2	$46.2	$7.4
Other comprehensive income (loss), net of tax - Foreign currency translation adjustments	3.0	0.4	9.4	7.6
Net derivative (loss) income, cash flow hedges	(1.2)	(0.4)	(2.6)	(1.8)
Amortization of actuarial pension loss, net (post SFAS 158 adoption)	0.4	—	0.4	—
Minimum pension liability (pre SFAS 158 adoption)	—	10.1	—	10.1

Comprehensive income	$6.7	$19.3	$53.4	$23.3

     See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30,	December 31,
($ in millions)	2007	2006 (a)
ASSETS
Manufacturing activities:
Current assets
Cash and cash equivalents	$23.5	$19.3
Accounts receivable, net of allowances for doubtful accounts of $5.0 million and $3.0 million, respectively	173.0	192.1
Inventories	227.7	174.2
Other current assets	36.6	33.2

Total current assets	460.8	418.8
Properties and equipment, net	95.1	85.7
Other assets
Goodwill, net of accumulated amortization	387.7	310.6
Intangible assets, deferred charges and other assets	86.2	17.6

Total manufacturing assets	1,029.8	832.7
Assets of discontinued operations	4.8	57.8
Financial services activities — Lease financing and other receivables, net of allowances for doubtful accounts of $4.0 million	137.1	158.9

Total assets	$1,171.7	$1,049.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Manufacturing activities:
Current liabilities
Short-term borrowings	$3.7	$30.3
Current portion of long-term borrowings	35.1	34.4
Accounts payable	87.4	90.0
Customer deposits	27.6	23.0
Accrued liabilities and income taxes	93.6	96.2

Total current liabilities	247.4	273.9
Long-term borrowings	273.8	160.3
Long-term pension and other liabilities	26.8	27.9
Deferred income taxes	45.4	20.7

Total manufacturing liabilities	593.4	482.8
Liabilities of discontinued operations	15.0	31.2
Financial services activities — Borrowings	128.8	149.0

Total liabilities	737.2	663.0
Shareholders’ equity
Common stock, $1 par value per share, 90.0 million shares authorized, 49.5 million and 49.1 million shares issued, respectively	49.4	49.1
Capital in excess of par value	103.5	99.8
Retained earnings	327.7	290.7
Treasury stock, 1.5 million shares at cost	(30.1)	(30.1)
Accumulated other comprehensive loss	(16.0)	(23.1)

Total shareholders’ equity	434.5	386.4

Total liabilities and shareholders’ equity	$1,171.7	$1,049.4

(a) The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date.
See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine months ended September 30,
($ in millions)	2007	2006
Operating activities:

Net income	$46.2	$7.4
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) loss on discontinued operations and disposal	(24.4)	14.0
Depreciation and amortization	14.9	14.2
Stock based compensation expense	3.9	4.3
Lease financing and other receivables	21.7	13.6
Pension contributions	(6.2)	(11.1)
Working capital (1)	(16.9)	(36.8)
Other	1.3	17.9

Net cash provided by continuing operating activities	40.5	23.5
Net cash used for discontinued operating activities	—	(8.8)

Net cash provided by operating activities	40.5	14.7

Investing activities:
Purchases of properties and equipment	(19.0)	(14.3)
Payment for acquisitions, net of cash acquired	(139.2)	—
Other, net	(1.7)	(1.4)

Net cash used for continuing investing activities	(159.9)	(15.7)
Net cash provided by (used for) discontinued investing activities	65.4	(0.9)

Net cash used for investing activities	(94.5)	(16.6)

Financing activities:
(Decrease) increase in short-term borrowings, net	(26.5)	3.9
Proceeds from issuance of long-term borrowings	202.9	23.6
Payments on long-term borrowings	(110.2)	(76.2)
Purchases of treasury stock	—	(12.0)
Cash dividends paid to shareholders	(8.6)	(8.7)
Other, net	(0.2)	(0.5)

Net cash provided by (used for) continuing financing activities	57.4	(69.9)

Net cash provided by (used for) financing activities	57.4	(69.9)

Increase (decrease) in cash and cash equivalents	3.4	(71.8)
Effects of foreign exchange rate changes on cash	0.8	—
Cash and cash equivalents at beginning of period	19.3	91.9

Cash and cash equivalents at end of period	$23.5	$20.1

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
In the opinion of the management of the Company, the information contained herein reflects all adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods. Such adjustments are of a normal recurring nature. The operating results for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year of 2007.
The Company reports its interim quarterly periods on a 13-week basis ending on a Saturday with the fiscal year ending on December 31. For convenience purposes, the Company uses “September 30, 2006” to refer to its financial position as of October 1, 2006 and its results of operations for the 13-week and 39-week periods ended October 1, 2006. It also uses “September 30, 2007” to refer to its financial position as of September 29, 2007 and its results of operations for the 13-week and 39-week periods ending September 29, 2007.
2. SIGNIFICANT ACCOUNTING POLICIES
Reclassifications: Certain balances in 2006 have been reclassified to conform to the 2007 presentation. Included with the reclassifications are restatements for discontinued operations. The discontinued operations arise out of the Tool segment.
Changes in presentation of statements of operations: In 2006, the Company began classifying certain selling, general and administrative expenses in cost of sales. This reclassification is reflected in all periods presented. The impact of this reclassification resulted in an increase in cost of sales and a corresponding decrease in selling, engineering, general and administrative expenses of $6.0 million and $19.2 million in the three and nine months ended September 30, 2006.
Earnings per share: Basic earnings per share (EPS) is computed by dividing net income by the weighted average common shares outstanding, which totaled 47.8 million and 47.9 million for the quarters ended September 30, 2007 and 2006, respectively, and 47.9 million and 48.1 million for the nine month periods ended September 30, 2007 and 2006, respectively. Diluted earnings per share is calculated by dividing net income by the weighted average common shares outstanding plus additional common shares that would have been outstanding assuming the exercise of stock options that are dilutive. The Company uses the treasury stock method to calculate dilutive shares. The weighted average number of shares outstanding, for diluted earnings per share were 47.8 million and 47.9 million for the quarters ended September 30, 2007 and 2006, respectively, and 47.9 million and 48.1 million for the nine months ended September 30, 2007 and 2006, respectively. In 2007 and 2006, options to purchase 2.2 million and 2.0 million shares of common stock, respectively, were excluded from the calculation of the number of shares outstanding for diluted EPS for the three months ended September 30, 2007 and 2006, respectively because their effects were antidilutive. For diluted EPS, for the nine months ended September 30, in each of 2007 and 2006, options to purchase 2.1 million and 1.7 million shares of common stock, respectively, were excluded from the calculation of the number of shares outstanding as their effects were antidilutive.
3. INVENTORIES
Inventories are summarized as follows:

	September 30,	December 31,
	2007	2006
Raw materials	$84.6	$73.9
Work in progress	56.1	40.8
Finished goods	87.0	59.5

Total inventories	$227.7	$174.2

4. INCOME TAXES
The Company’s effective tax rate was (9.1)% and 20.9% for the three and nine months ended September 30, 2007, respectively, and 17.4% and 26.2% for the three and nine months ended September 30, 2006, respectively.
The lower tax rates for the three and nine month periods ending September 30, 2007 reflect R & D tax credit benefits that were not reflected in the three and nine month periods ended September 30, 2006, as Congress had not yet extended the credit. The lower tax rates also reflect additional benefits for foreign tax effects; including a $1.2 million benefit related to dividends from overseas operations, for the three and nine month periods ending September 30, 2007.
The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the implementation of FIN48, the Company recognized approximately $0.7 million of an increase to the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings.
At January 1, 2007, the Company’s unrecognized tax benefits totaled approximately $7.6 million, of which amount the recognition of $3.8 million would have an impact on the effective rate. The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. The Company had $1.4 million accrued for interest and penalties at January 1, 2007. As of September 30, 2007, there has been no significant adjustment to these estimates. The Company’s US Federal Income Tax returns are open to examination for the years 2004 – 2006. The Company’s Illinois income tax returns are currently under examination for the years 2001 – 2005. To date, there are no proposed adjustments that will have a material impact on the Company’s financial position or results of operations.
5. POSTRETIREMENT BENEFITS
The components of the Company’s net periodic pension expense for its defined benefit pension plans are summarized as follows:

	US Benefit Plans				Non-US Benefit Plan
	Three months ended		Nine months ended		Three months ended		Nine months ended
	September 30,		September 30,		September 30,		September 30,
	2007	2006	2007	2006	2007	2006	2007	2006
Service cost	$0.4	$0.9	$1.4	$3.4	$0.1	$—	$0.3	$0.1
Interest cost	2.2	2.1	6.6	6.5	0.8	0.5	2.4	1.8
Expected return on plan assets	(2.8)	(2.5)	(8.2)	(7.4)	(1.0)	(0.7)	(3.0)	(2.6)
Curtailment	—	1.3	—	1.3	—	—	—	—
Amortization of actuarial loss	0.6	0.2	1.2	1.3	0.1	0.1	0.3	0.4

Net periodic pension expense (income)	$0.4	$2.0	$1.0	$5.1	$—	$(0.1)	$—	$(0.3)

On July 17, 2006, an amendment to the Company’s U.S. defined benefit plans for all of the Company’s employees, except for Tool segment employees and University Park, Illinois IBEW employees within the Safety and Security Systems Group, was approved by the Company’s Board of Directors. The amendment froze service accruals for these employees as of December 31, 2006. Participants will, however, continue to accrue benefits resulting from future salary increases through 2016. As a result of the amendment, the Company was required to recognize a curtailment loss in accordance with SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Plans and for Termination Benefits” due to the recognition of prior service costs. The Company recognized a curtailment loss of $1.3 million measured at July 1, 2006, which is recorded in the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2006 and is recognized in the table above, reflecting the unamortized portion of prior benefit charges.
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

The Company contributed $5.0 million and $10.0 million to its U.S. defined benefit plans and $1.2 million and $1.1 million to its non-U.S. defined benefit plans during the nine months ended September 30, 2007 and 2006, respectively.
6. DEBT
The Company has a $250.0 million line under its Revolving Credit Agreement. On September 6, 2007 Federal Signal of Europe B.V. y CIA , SC, a restricted subsidiary of the Company, entered into a Supplemental Agreement to the Company’s Second Amended and Restated Credit Agreement (“Credit Agreement”) whereby Federal Signal of Europe B.V. y CIA , SC, became a Designated Alternative Currency Borrower for the purpose of making swing loans denominated in Euros.
As of September 30, 2007, 25.4 million euros were drawn on the Supplemental Agreement and $95.0 million USD were drawn on the Credit Agreement for a total of $130.9 million USD drawn under the Credit Agreement.
7. ACQUISITIONS
On January 15, 2007 the Company acquired the net assets of Codespear LLC, a Birmingham, Michigan based, privately held developer of specialized software used in emergency management situations, for $16.6 million in cash plus an additional $0.8 million payment based on working capital and contingent consideration adjustments which were finalized in the third quarter. In addition there are potential additional earnout payments for up to three years following the transaction, if specific performance targets are met. Any additional payments related to this contingency will be accounted for as additional goodwill. As of September 30, 2007 as a result of the acquisition, the Company recorded the addition of $12.5 million of goodwill and $5.3 million of acquired developed software. The results, since the date of acquisition have been included in the Safety and Security Systems segment.
On July 25, 2007, the Company acquired the net assets of Riverchase Technologies, a software development firm that specializes in serving the municipal safety market and includes a suite of products for small to medium size municipalities that includes CAD, RMS, mobile data, mobile video and mobile handheld solutions which enable emergency response agencies to manage and communicate remotely with their fleets. The purchase price was $6.8 million in cash plus additional payments for working capital adjustments, as well as potential earnout payments for up to two years following the transaction, if specific performance targets are met. As of September 30, 2007 as a result of the acquisition, the Company recorded the addition of $ 3.0 million of goodwill and $3.6 million of acquired developed software . The results, since the date of acquisition have been included in the Safety and Security Systems segment.
On August 6, 2007, the Company acquired 100% of the voting interests in PIPS Technology Limited, a private company limited by shares incorporated in England and Wales, (the UK Company), and PIPS Technology, Inc., a Tennessee corporation (the US Company), together referred to as PIPS Technology companies (“PIPS Technologies”).
PIPS Technologies is a global leader in the design and manufacture of automated license plate recognition (“ALPR”) technology and optical character recognition software. ALPR solutions are used in control and surveillance applications in markets such as traffic and tolling, law enforcement, public safety and access control. ALPR-enabled cameras are used on emergency vehicles and mounted on stationary support structures at access entry and tolling points to capture license plate details for tolling, congestion zone charging and law enforcement purposes.
The results, since the date of acquisition have been included in the Safety and Security Systems segment.
PIPS Technologies was acquired for approximately $115.5 million in cash plus acquisition related costs of approximately $2.2 million. The purchase price is subject to additional payments for working capital adjustments, as well as potential earnout payments through 2010, if specific performance targets are met. The acquisition was funded through available cash balances and borrowings under the Company’s credit facility.
The preliminary allocation of the purchase price is shown in the table below. The allocation will be finalized when the valuation is completed and fair value adjustments are known.

($’s in million)
Goodwill	$57.4

Intangible assets:
Customer relationships	15.3
Technology	18.6
Trade name	23.7

Plant, property & equipment	0.8
Deferred tax asset	5.9
Deferred tax liability	(10.5)
Other assets acquired and liabilities assumed	6.5

Total preliminary allocation of acquisition cost	$117.7

Goodwill and trade name intangible assets have indefinite lives and therefore will not be subject to amortization, but will instead be subject to an annual impairment test. The fair value attributed to technology is based upon the results of a third party valuation specialist’s preliminary evaluation. If the Company’s final evaluation determines that there is technology that is still in development that has no alternate use, then some portion of these costs may be expensed. Customer relationships will be amortized over 15 years and technology over 10 years.
The unaudited financial information in the table below summarizes the combined results of operations of the Company and PIPS Technologies, on a pro forma basis, as though PIPS Technologies had been acquired as of January 1, 2006. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the period or of results that may occur in the future.

	Three months ended		Nine months ended
	September 30		September 30
($’s in million)	2007	2006	2007	2006
Net revenue	$310.1	$293.8	$930.7	$894.2

Income from continuing operations	5.0	8.8	21.6	22.9

Net income	4.7	8.5	46.0	8.9

Earnings per share from continuing operations – basic and diluted	$0.10	$0.18	$0.45	$0.48
8. GOODWILL AND OTHER INTANGIBLE ASSETS
Changes in the carrying amount of goodwill for the nine months ended September 30, 2007, by operating segment, were as follows:

	Safety Security	Fire	Environmental
	Systems	Rescue	Solutions	Tool	Total
Net book value at December 31, 2006	$90.0	$38.6	$126.2	$55.8	$310.6
Translation	1.4	2.5	0.3	—	4.2
Acquisition	72.9	—	—	—	72.9

Net book value at September 30, 2007	$164.3	$41.1	$126.5	$55.8	$387.7

The components of the Company’s other intangible assets as of September 30, 2007 were as follows:

	Weighted-average	Gross carrying	Accumulated	Net carrying
	useful life	value	amortization	value
($ in million)	(Years)
Amortizable:
Developed software	6	$24.2	$(10.0)	$14.2
Patents	5-10	0.6	(0.4)	0.2
Customer relationships	15	15.3	(0.2)	15.1
Technology	10	18.6	(0.2)	18.4
Other	3-5	2.9	(0.6)	2.3

		61.6	(11.4)	50.2
Non-amortizable: Tradename		23.7	—	23.7

Total		$85.3	$(11.4)	$73.9

Amortization of intangibles for the three and nine month periods ended September 30, 2007 totaled $1.3 million and $2.7 million, respectively and $0.5 million and $1.5 million for the three and nine month periods ended September 30, 2006, respectively. The Company estimates that the aggregate amortization expense will be $4.3 million in 2007, $6.4 million in 2008, $6.3 million in 2009, $5.8 million in 2010, $5.6 million in 2011 and $24.5 million thereafter.
9. DISCONTINUED OPERATIONS
The following table presents the operating results of the Company’s discontinued operations for the three and nine month periods ended September 30, 2007 and 2006:

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
Net revenue	$—	$18.1	$3.0	$71.9
Costs and expenses	—	(17.8)	(2.8)	(76.1)

Income (loss) before income taxes	—	0.3	0.2	(4.2)
Income tax benefit (expense)	—	(0.2)	(0.2)	2.5

Income (loss) on discontinued operations	$—	$0.1	$0.0	$(1.7)

On January 31, 2007, the Company completed the sale of Manchester Tool Company, On Time Machining Company and Clapp Dico, referred to collectively as the “Cutting Tool Operations” for $65.4 million.
In December 2005, the Company determined that its investment in the Refuse business operating under the Leach brand name, was no longer strategic. The majority of the assets of the business have been sold since this time and the operation has been substantially shut down.
There was a net gain of $24.4 million on discontinued operations for the nine months ended September 30, 2007.
The following table shows an analysis of assets and liabilities of discontinued operations as of September 30, 2007 and December 31, 2006:

	September 30,	December 31,
($ in millions)	2007	2006
Current assets	$4.8	$18.2
Properties and equipment	—	12.9
Long-term assets	—	26.7

Total assets	$4.8	$57.8

Current liabilities	$1.1	$7.2
Long-term liabilities	13.9	24.0

Total liabilities	$15.0	$31.2

10. LEGAL PROCEEDINGS
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
The Company has been sued in Chicago, Illinois by firefighters seeking damages claiming that exposure to the Company’s sirens has impaired their hearing and that the sirens are therefore defective. There are presently 33 cases filed during the period 1999-2004, involving a total of 2,498 plaintiffs pending in the Circuit Court of Cook County, Illinois. Of that total number, 19 plaintiffs have been dismissed outright and another 36 plaintiffs appeared in duplicate cases. These plaintiffs were dismissed from the duplicate cases. The plaintiffs’ attorneys have threatened to bring more suits in the future. The Company believes that these product liability suits have no merit and that sirens are necessary in emergency situations and save lives. The discovery phase of the litigation recommenced in 2004 and remains ongoing; the Company is aggressively defending the matters. The judge denied plaintiff’s motion to assert a claim for punitive damages on February 7, 2006. The plaintiffs have recently filed a renewed motion for leave to file a punitive damages claim, which the court has stated it will likely decide in December 2007. The Company has vigorously opposed this renewed motion. Also, the court has recently ordered that trials for the initial group of plaintiffs will begin in February 2008, with a second group of plaintiffs to be tried in June 2008 and trials to continue every four months thereafter.
On October 19, 2006, four New York firefighters filed a complaint for hearing loss against Federal Signal and twelve additional named defendants in the Supreme Court of Kings County, New York.  Subsequently, the twelve additional defendants were dismissed. The Company has filed a motion to dismiss the New York action, which was argued in September 2007 and is now pending for decision. On October 26, 2006, three firefighters filed a similar complaint against Federal Signal and a local distributor defendant in the Circuit Court of Clay County, Missouri alleging hearing loss from Federal Signal sirens. A similar suit was filed at or about the same time by four firefighters in the Circuit Court of Jackson County, Missouri against Federal Signal and the same distributor defendant. The distributor defendant has been dismissed. Discovery is underway in these Missouri cases. On November 30, 2006, three additional lawsuits were filed in Maryland Circuit Courts for Baltimore City (three firefighter plaintiffs), Montgomery County (three plaintiffs) and Prince George’s County (two plaintiffs), all asserting similar claims for hearing loss against Federal Signal and four local distributors. Thereafter, the four local distributors were dismissed in each of these cases, and the Company removed these cases to federal court. Plaintiffs have filed a motion to remand which is currently pending. Four lawsuits were also filed in January 2007, each involving a single firefighter plaintiff making similar claims of hearing loss allegedly caused by Federal Signal’s sirens, in the state courts in Bergen, Essex, Hudson and Passaic counties in New Jersey. These recently filed cases are all in the early discovery phase. The Company has recently filed motions to dismiss each of these cases based on the Plaintiffs’ failure to provide required initial discovery. Finally, the Company has recently been served with four separate lawsuits, each involving a single firefighter, in the Court of Common Pleas of Philadelphia County, Pennsylvania. The initial complaints in these cases expressly state that each plaintiff does not seek to recover in excess of $50,000. The Company intends to vigorously defend all of these lawsuits.
The Company successfully defended approximately 41 similar cases in Philadelphia, Pennsylvania in 1999 resulting in a series of unanimous jury verdicts in favor of the Company.
11. SEGMENT INFORMATION
The following table summarizes the Company’s operations by segment for the three and nine month periods ended September 30, 2007 and 2006:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Net revenue
Safety and Security Systems	$94.4	$77.8	$269.0	$221.8
Fire Rescue	74.4	86.0	219.3	260.6
Environmental Solutions	108.9	95.9	339.3	297.1
Tool	29.6	29.7	89.2	93.0

Total net revenue	$307.3	$289.4	$916.8	$872.5

Operating income (loss)
Safety and Security Systems	$12.7	$10.6	$36.4	$28.6
Fire Rescue	(6.7)	2.3	(8.3)	2.5
Environmental Solutions	9.5	9.1	30.8	27.4
Tool	1.1	1.7	4.7	5.6
Corporate expense	(5.5)	(5.7)	(16.5)	(15.9)

Total operating income	$11.1	$18.0	$47.1	$48.2

Total assets have increased by approximately $122.0 million since December 31, 2006, primarily as a result of the acquisition of PIPS Technologies. Notes 7 and 8 show the allocation of the increase by segment.

12. COMMITMENTS AND GUARANTEES
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
Changes in the Company’s warranty liabilities for the nine month periods ended September 30, 2007 and 2006 were as follows:

	Nine months ended September 30,
	2007	2006
Balance at January 1	$8.2	$9.2
Provisions to expense	11.2	8.1
Actual costs incurred	(10.2)	(9.5)

Balance at September 30	$9.2	$7.8

The Company guarantees the debt of a third-party dealer that sells the Company’s vehicles and of a joint venture in China. The notional amounts of the guaranteed debt as of September 30, 2007 totaled $5.7 million. No losses have been incurred as of September 30, 2007.
The Company also provides residual value guarantees on vehicles sold to certain customers. Proceeds received in excess of the fair value of the guarantee are deferred and amortized into income ratably over the life of the guarantee. The Company recorded these transactions as operating leases and recognized liabilities equal to the fair value of the guarantees. The notional amounts of the residual value guarantees totaled $2.5 million as of September 30, 2007. No losses have been incurred as of September 30, 2007. The guarantees expire between 2007 and 2010.
The Dallas Fort Worth (“DFW”) airport has given Federal APD notices of non-performance and default most recently on April 13, 2007, regarding the $18.0 million contract for installation of a new parking and revenue control system at the airport, and demanded that Federal APD cure its alleged non-performance.  DFW also provided a copy of the non-performance and default letter to the Company’s surety carrier.  The non-performance and default claim related principally to certain disagreements as to the content and flexibility of the revenue reporting features of the system. On June 27, 2007, DFW provided a written “Limited Notice of Cure” of the deficiencies alleged in its most recent default notice involving: (1) inability to protect revenue and demonstrate revenue integrity, (2) ensure performance reliability, and (3) accurate and reliable reporting. Federal APD disputes that there was any basis under the contract for the non-performance or default as alleged by DFW.  The parties have been working together to implement the next phase of contract performance; DFW has recognized that Federal APD has passed a number of recent installation performance tests and some parking lanes are now live and collecting revenue.  We are continuing to move forward to implement the system and are confident that we will be able to resolve the outstanding issues without a material adverse financial impact.
13. NEW ACCOUNTING PRONOUNCEMENTS
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
In September 2006, the EITF issued EITF 06-04, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Split-Dollar Life Insurance Arrangements.” EITF 06-04 concludes that an employer should recognize a liability for post-employment benefits promised to an employee. This guidance is effective for fiscal years beginning after December 15, 2007. The Company has not determined the impact, if any, this adoption will have.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g., debt issue costs. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by the Company in the first quarter of 2008. The Company currently is determining whether fair value accounting is appropriate for any of its eligible items and cannot estimate the impact, if any, which SFAS 159 will have on its consolidated results of operations and financial condition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Federal Signal Corporation (the “Company”) manufactures safety, signaling and communication equipment and systems; fire rescue vehicles; a broad range of municipal and industrial cleaning vehicles and consumable tooling products. Due to technology, marketing, distribution and product application synergies, the Company’s business units are organized and managed in four operating segments: Safety and Security Systems, Fire Rescue, Environmental Solutions and Tool. The Company also provides customer and dealer financing to support the sale of vehicles and products.
Consolidated Results of Operations
The following table presents the Company’s results of operations for the three and nine month periods ended September 30, 2007 and 2006, respectively (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Net revenue	$307.3	$289.4	$916.8	$872.5
Cost of sales	(235.1)	(218.7)	(697.1)	(667.9)

Gross profit	72.2	70.7	219.7	204.6
Operating expenses	(61.1)	(52.7)	(172.6)	(156.4)

Operating income	11.1	18.0	47.1	48.2
Interest expense	(6.4)	(5.9)	(18.1)	(18.1)
Other expense, net	(0.3)	(0.6)	(1.4)	(1.1)
Income tax benefit (expense)	0.4	(2.0)	(5.8)	(7.6)

Income from continuing operations	4.8	9.5	21.8	21.4
(Loss) gain from discontinued operations and disposal, net of tax	(0.3)	(0.3)	24.4	(14.0)

Net income	$4.5	$9.2	$46.2	$7.4

Other data:
Operating margin	3.6%	6.2%	5.1%	5.5%
Earnings per share – continuing operations	$0.10	$0.20	$0.46	$0.44

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Analysis of orders:
Total orders	$298.4	$275.1	$963.5	$905.2
Change in orders year over year	9%		6%
Change in US municipal and government orders year over year	5%		(7)%
Change in US industrial and commercial orders year over year	13%		6%
Change in non-US orders year over year	9%		21%
Revenue increased 6.2% in the third quarter of 2007 compared to the same quarter of 2006, and 5.1% in the nine months ended September 30, 2007 over the same period in 2006. The increase is attributable to higher volumes of safety and security, and environmental solutions shipments and pricing, favorable foreign currency movement, offset by lower tool and fire apparatus shipments.
Operating income of $11.1 million in the third quarter of 2007 declined $6.9 million from the third quarter of 2006, as volume and price gains in the Safety and Security Systems Group, and the Environmental Solutions Group were unable to offset the lower volume in the Fire Rescue and Tool Groups. Year-to-date operating income decreased 2% as the Safety and Security Systems and Environmental Solutions Groups continue to deliver strong operating performances over the comparable prior year period, however have not overcome the shortfall in revenue and operating income in the Fire Rescue Group.

Interest expense increased in the third quarter of 2007 to $6.4 million compared to $5.9 million in the same quarter last year on higher borrowing, primarily to fund the acquisition of PIPS Technologies during the quarter. Interest expense was $18.1 million for the nine months ended September 30, 2007 and 2006.
The Company’s annual effective tax rate on earnings from continuing operations was 20.9% and 26.2% for the nine-month periods ended September 30, 2007 and 2006, respectively. The lower tax rate reflects R&D tax credit benefits that were not reflected in the rate in 2006, as Congress had not yet extended the credit, and additional benefits of foreign tax planning.
Net income was $4.5 million for the quarter ended September 30, 2007 against $9.2 million for the comparable period in 2006. The lower net income reflects the lower operating income primarily in the Fire Rescue Group and higher interest expense quarter over quarter. For the nine month period ended September 30, 2007, after completion of the sale of the cutting tool business in the first quarter of 2007, and substantial completion of the wind-down of the refuse business, the Company realized a net after-tax gain on the sale of previously discontinued operations of $24.4 million, compared to a loss of $14.0 million in the prior year period.
Diluted earnings per share from continuing operations decreased 50% to $0.10 for the quarter ended September 30, 2007. For the nine months ended September 30, 2007, earnings per share from continuing operations increased 5%.
Orders and Backlog
Orders increased 8% over the third quarter of 2006 to $298.4 million from $275.1 million. Demand increased in international, US industrial and commercial and US municipal and government markets. Year to date orders are up 6.4% over 2006.
US municipal orders, in the third quarter, increased 5% from the year ago comparable period due to increased orders for police products and vacuum trucks, offset weaker orders for sewer cleaners. Year to date US municipal and government orders were down 7% versus 2006 primarily driven by lower fire apparatus orders. US industrial and commercial orders increased 13% from the prior year quarter with growth in nearly all major product lines including vacuum trucks, parking systems, sweepers, hazardous area lighting and industrial signaling and communications products. Tool segment orders declined during the same period. Year to date industrial and commercial orders have increased 6% over 2006.
Orders from non-US markets rose 9% to $112.5 million in the third quarter of 2007, from $103.4 million last year. The increase was due to international demand across most product segments, and particularly for aerial apparatus and police products. Year to date orders from non-US markets increased 21% over 2006.
Backlog at $451.8 million increased 8% over the same period in 2006, as an increase in demand for industrial vacuum trucks and Bronto aerial devices more than offset a shortfall on fire truck orders.
Safety and Security Systems
The following table summarizes the Safety and Security Systems Group’s operating results for the three and nine month periods ended September 30, 2007 and 2006, respectively (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Total orders	$88.5	$73.7	$279.5	$232.8
US orders	54.0	45.2	166.5	142.8
Non-US orders	34.5	28.5	113.0	90.0
Net revenue	94.4	77.8	269.0	221.8
Operating income	12.7	10.6	36.4	28.6
Operating margin	13.5%	13.6%	13.5%	12.9%

Orders in the third quarter of 2007 were 20% above the prior year comparable period with strength across most market segments. US municipal orders rose 30% from the prior year, reflecting strong police product orders and growth in municipal and government systems. US industrial and commercial orders were up 13% with an improvement in parking systems, industrial signaling/communication, and marine and offshore lighting. An increase in non-US orders over the prior year was primarily attributable to PIPS Technologies, acquired in the quarter. Year to date, orders increased 20% over 2006, driven by a 21% increase in US municipal and government markets, a 13% increase in US industrial orders and a 26% increase in non-US orders.
A 21% increase in revenue over the third quarter of 2006, was the result of continued volume strength in police products in the US and internationally. The addition of PIPS automated license plate recognition (“ALPR”) cameras and technology, added 4% to revenue in the quarter. Industrial electrical systems also contributed to revenue growth. Revenue increased 21% in the nine month period ended September 30, 2007 versus September 30, 2006 with broad-based improvement across the business.
Operating income increased 19.8% in the quarter and operating margin was essentially flat contracting marginally to 13.5%. Higher income from the flow-through of higher sales volumes, including PIPS, product pricing, and a favorable foreign currency variance was offset by the costs associated with expanding the product portfolio, including introducing new products to market and global expansion activities. Year to date, the operating margin has improved to 13.5% from 12.9%, mainly due to the higher sales volumes and pricing which have been realized during the year.
Fire Rescue
The following table summarizes the Fire Rescue Group’s operating results for the three and nine month periods ended September 30, 2007 and 2006, respectively (dollars in millions):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Total orders	$78.0	$81.7	$273.5	$261.5
US orders	34.7	35.2	114.4	140.8
Non-US orders	43.3	46.5	159.1	120.7
Net revenue	74.4	86.0	219.3	260.6
Operating income (loss)	(6.7)	2.3	(8.3)	2.5
Operating margin	(9.0)%	2.7%	(3.8)%	1.0%
Orders were 4.6% below the prior year third quarter. Demand for Bronto articulated aerial devices continues to be high in international markets but orders declined slightly and demand for E-One products in North American markets was essentially flat with export orders declining.
Revenue in the third quarter declined 13.5% from the comparable quarter in 2006. Lower unit shipments in the US and Canada reflect the lower order rate in this and prior quarters. Year to date revenues decreased 16% as lower E-One volumes more than offset international sales of Bronto aerial units.
The operating margin deteriorated in the third quarter of 2007 and for the nine months ended September 30, 2007 from the comparable periods in 2006, as a result of the lower sales volume and lower manufacturing absorption, increased medical costs and severance and other charges associated with the recent restructuring and management changes. The prior year periods also benefited from a $1.6 million cost recovery relating to a prior year contract dispute.
Environmental Solutions
The following table summarizes the Environmental Solutions Group’s operating results for the three and nine month periods ended September 30, 2007 and 2006, respectively (dollars in millions):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Total orders	$102.7	$90.4	$321.3	$317.8
US orders	78.1	71.6	239.8	240.2
Non-US orders	24.6	18.8	81.5	77.6
Net revenue	108.9	95.9	339.3	297.1
Operating income	9.5	9.1	30.8	27.4
Operating margin	8.7%	9.5%	9.1%	9.2%
Orders of $102.7 million in the third quarter of 2007 were 13.5% ahead of the prior year quarter. US industrial market order orders increased 29% over last year due to solid demand for industrial vacuum trucks and water blasters. Non-US orders increased 31% from the prior year, driven by stronger US exports. Year to date orders increased 1% from the prior year comparable period. Compared to 2006, a decrease in US municipal and government orders of 8% was substantially offset by increases in US industrial orders of 17% and in non-US orders of 5%.
Revenue compared to the third quarter in 2006, grew 13.6% on higher unit volumes, primarily relating to vacuum trucks and higher pricing. Year to date, revenues improved 14.2% over the same period in 2006.
Operating income improved modestly over the comparable periods however the operating margin in the third quarter of 2007, and for the nine months of 2007 declined as the favorable benefits of higher pricing, sales volume and the favorable resolution of a federal excise tax dispute were more than offset by costs related to new product development and product launches and initiatives to increase manufacturing efficiency.
Tool
The following table summarizes the Tool Group’s operating results for the three and nine month periods ended September 30, 2007 and 2006, respectively (dollars in millions):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Total orders	$29.2	$29.3	$89.2	$93.1
US orders	19.1	19.7	56.9	63.5
Non-US orders	10.1	9.6	32.3	29.6
Net revenue	29.6	29.7	89.2	93.0
Operating income	1.1	1.7	4.7	5.6
Operating margin	3.7%	5.7%	5.3%	6.0%
Orders and revenue in the third quarter of 2007 declined approximately 1% from the comparable period in 2006, with weaker die and mold sales due to a lackluster automotive market and housing related customers in the US. Operating margins decreased from the prior year principally as a result of the lower volume and increased pricing pressure in North American markets. Contributing to the revenue and operating margin decline are on-going UAW negotiations, which delay automotive new model tooling projects, and production shutdowns.
Corporate Expenses
Corporate expenses decreased marginally to $5.5 million for the third quarter of 2007 compared to $5.7 million in the third quarter of 2006. Corporate expenses for the nine months ended September 30, 2007 were $16.5 million and $15.9 million for the comparable period in 2006. The increase reflects higher legal costs associated with the Company’s ongoing hearing loss litigation.

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
There was a net gain of $24.4 million on discontinued operations for the nine months ended September 30, 2007.
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
The following table summarizes the Company’s cash flows for the nine months ended September 30, 2007 and 2006, respectively (in millions):

	Nine months ended September 30,
	2007	2006
Operating cash flow	$40.5	$14.7
Investing, net	(94.5)	(16.6)
Debt borrowings (repayments), net	66.2	(48.7)
Treasury stock purchases	—	(12.0)
Dividends	(8.6)	(8.7)
Other, net	(0.2)	(0.5)

Increase (decrease) in cash and cash equivalents	$3.4	$(71.8)

Cash provided by operations totaled $25.9 million in the third quarter of 2007 and $40.5 million, year to date. Contributing to the increase in cash provided over the prior year comparable quarter was a reduction in working capital, lease funding activity and an increase in accruals for interest, medical costs and severance. During 2007, the Company has contributed $6.2 million to its defined benefit plans, compared to contributions of $11.1 million in 2006.
Cash balances at September 30, 2007 totaled $23.5 million, up from $19.3 million at year-end 2006. During the first quarter, the Company completed the sale of the “Cutting Tool Operations”, previously included in the Company’s discontinued operations, for $65.4 million in cash. Proceeds from the sale were used in part to acquire Codespear for $17.4 million, and to reduce debt. During the third quarter, the Company acquired Riverchase Technology for approximately $6.8 million in cash, and PIPS Technology for approximately $117.7 million in cash. The acquisitions were funded through borrowings from the Company’s revolving credit agreement and cash on hand.
Manufacturing debt net of cash as a percentage of capitalization was 40.4% at September 30, 2007, versus 35.3% at the end of the 2006.
At September 30, 2007, $130.9 million was drawn against the Company’s $250.0 million revolving credit line, and the Company was in compliance with all debt covenants.

Critical Accounting Policies and Estimates
As of September 30, 2007, there were no material changes to the Company’s critical accounting policies and estimates disclosed in its Form 10-K for the year ended December 31, 2006.

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
Of the Company’s debt at September 30, 2007, $128.8 million was used to support financial services assets.
The Company also has foreign exchange exposures related to buying and selling in currencies other than the local currency in which it operates. The Company utilizes foreign currency forward and option contracts to manage risks associated with sales and purchase commitments as well as forecasted transactions denominated in foreign currencies.
The information contained in Note 12, “Commitments and Guarantees” to the Condensed Consolidated Financial Statements of this Form 10-Q discusses the changes in the Company’s exposure to market risk during the nine month period ended September 30, 2007. For additional information, refer to the discussion contained under the caption “Market Risk Management” included in Item 7 of the Company’s Form 10-K for the year ended December 31, 2006.
Item 4. Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2007. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2007. As a matter of practice, the Company’s management continues to review and document disclosure controls and procedures, including internal controls and procedures for financial reporting. From time to time, the Company may make changes aimed at enhancing the effectiveness of the controls and to ensure that the systems evolve with the business. During the quarter end ended September 30, 2007, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II. Other Information
Item 1. Legal Proceedings
Footnote 10 and Footnote 12 of the financial statements included in Part I of this Form 10-Q is incorporated herein by reference.
Item 1A. Risk Factors
There have been no material changes in the risk factors described in Item 1A (“Risk Factors”) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
Item 5. Other Information.
On October 25, 2007, the Company issued a press release announcing its financial results for the quarter ended September 30, 2007. The full text of the press release is included as Exhibit 99.1 to this Form 10-Q.

Item 6. Exhibits
Exhibit 10.1 — PIPS US Purchase Agreement
Exhibit 10.2 — PIPS UK Purchase Agreement
Exhibit 10.3 — Amended Credit Facility Agreement
Exhibit 10.4 — Gustafson Separation and Consulting Agreements
Exhibit 31.1 — CEO Certification under Section 302 of the Sarbanes-Oxley Act
Exhibit 31.2 — CFO Certification under Section 302 of the Sarbanes-Oxley Act
Exhibit 32.1 — CEO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act
Exhibit 32.2 — CFO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act
Exhibit 99.1 — Press Release dated October 25, 2007

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Signal Corporation
Date: October 26, 2007	By:	/s/ Stephanie K. Kushner
Stephanie K. Kushner,
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1	PIPS US Purchase Agreement

10.2	PIPS UK Purchase Agreement

10.3	Amended Credit Facility Agreement

10.4	Gustafson Separation and Consulting Agreements

31.1	CEO Certification under Section 302 of the Sarbanes-Oxley Act, is filed herewith.

31.2	CFO Certification under Section 302 of the Sarbanes-Oxley Act, is filed herewith.

32.1	CEO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act, is filed herewith.

32.2	CFO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act, is filed herewith.

99.1	Press Release dated October 25, 2007