Form 10-K
period 2007-12-31
FEDERAL SIGNAL CORP /DE/
filed 2008-02-27
CIK 277509

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark if the registrant is a shell company, in Rule 12b-2 of the Exchange Act.  Yes ☐     No ☑

State the aggregate market value of voting stock held by nonaffiliates of the Company as of June 30, 2007: Common stock, $1.00 par value — $748,992,370

Indicate the number of shares outstanding of each of the Company’s classes of common stock, as of January 31, 2008: Common stock, $1.00 par value — 47,787,969 shares

Documents Incorporated By Reference

Portions of the definitive proxy statement for the Annual Meeting of Shareholders to be held on April 22, 2008 are incorporated by reference in Part III.

FEDERAL SIGNAL CORPORATION
Index to Form 10-K

This Form 10-K and other reports filed by Federal Signal Corporation and subsidiaries (“the Company”) with the Securities and Exchange Commission and comments made by management may contain the words such as “may,” “will,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “project,” “estimate” and “objective” or the negative thereof or similar terminology concerning the Company’s future financial performance, business strategy, plans, goals and objectives. These expressions are intended to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include information concerning the Company’s possible or assumed future performance or results of operations and are not guarantees. While these statements are based on assumptions and judgments that management has made in light of industry experience as well as perceptions of historical trends, current conditions, expected future developments and other factors believed to be appropriate under the circumstances, they are subject to risks, uncertainties and other factors that may cause the Company’s actual results, performance or achievements to be materially different.

These risks and uncertainties, some of which are beyond the Company’s control, include the cyclical nature of the Company’s industrial, municipal government and airport markets, technological advances by competitors, increased warranty and product liability expenses, risks associated with supplier, dealer and other partner alliances, changes in cost competitiveness including those resulting from foreign currency movements, disruptions in the supply of parts or components from sole source suppliers and subcontractors, retention of key employees and general changes in the competitive environment. These risks and uncertainties include, but are not limited to, the risk factors described under Item 1A, “Risk Factors,” in this Form 10-K. These factors may not constitute all factors that could cause actual results to differ materially from those discussed in any forward-looking statement. The Company operates in a continually changing business environment and new factors emerge from time to time. The Company cannot predict such factors nor can it assess the impact, if any, of such factors on its financial position or results of operations. Accordingly, forward-looking statements should not be relied upon as a predictor of actual results. The Company disclaims any responsibility to update any forward-looking statement provided in this Form 10-K.

PART I

Item 1.	Business.

Federal Signal Corporation, founded in 1901, was reincorporated as a Delaware Corporation in 1969. The Company designs and manufactures a suite of products and integrated solutions for municipal, governmental, industrial and airport customers. Federal Signal’s portfolio of products includes safety and security systems, fire apparatus, aerial devices, street sweepers, industrial vacuums, waterblasters, sewer cleaners and consumable industrial tooling. Federal Signal Corporation and its subsidiaries (referred to collectively as “the Company” or “Company” herein, unless context otherwise indicates) operates manufacturing facilities in 38 plants in 14 countries around the world serving customers in approximately 100 countries in all regions of the world. The Company also provides customer and dealer financing to support the sale of its vehicles.

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

Financial information (net sales, operating income, capital expenditures and identifiable assets) concerning the Company’s four operating segments as of, and for each of the three years in the period ended, December 31, 2007 included in Note 16 of the financial statements contained under Item 8 of this Form 10-K is incorporated herein by reference.

Safety and Security Systems Group

Federal Signal Corporation’s Safety and Security Systems Group designs, manufactures and deploys comprehensive safety and security systems that help law enforcement, fire/rescue and EMS, emergency operations and industrial plant/facility first responders protect people, property and the environment.

Solutions include systems for automated license plate recognition, campus and community alerting, emergency vehicles, first responder interoperable communications, industrial communications and command, municipal networked security and parking revenue and access control for municipal, governmental and industrial applications. Specific products include access control devices, lightbars and sirens, public warning sirens, public safety software and automated license plate recognition cameras.

Products are sold under the Federal Signal, Federal Signal VAMA, Federal APD, Pauluhn, PIPS, Target Tech and Victor brand names. The group operates manufacturing facilities in North America, Europe and South Africa. Many of the group’s products are designed in accordance with various regulatory codes and standards and meet agency approvals such as Underwriters Laboratory (UL), International Electrotechnical Commission (IEC) and American Bureau of Shipping (ABS).

Fire Rescue Group

The Fire Rescue Group manufactures a broad range of fire rescue apparatus and mission critical vehicles in its facilities located in North America and Europe. The group sells vehicles and equipment under the E-One and Bronto Skylift brand names.

E-ONE is a leading brand of aluminum and stainless steel, custom-made vehicles including pumpers, tankers aerial ladders, aerial platforms, rescues, quick attack units, command centers and airport rescue vehicles. Under the Bronto Skylift brand name, the Company manufactures vehicle-mounted aerial access platforms in Finland for fire and industrial uses globally.

Environmental Solutions Group

The Environmental Solutions Group manufactures and markets worldwide a full range of street cleaning and vacuum loader vehicles and high-performance water blasting equipment. Products are also manufactured for the newer markets of hydro-excavation, glycol recovery and surface cleaning. Products are sold under the Elgin, RAVO, Vactor, Guzzler, Shanghai Federal Signal and Jetstream brand names. The group’s vehicles and equipment are manufactured in North America, Europe and Asia.

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

Vactor is a leading manufacturer of municipal combination catch basin/sewer cleaning vacuum trucks. Guzzler is a leader in industrial vacuum loaders that clean up industrial waste or recover and recycle valuable raw materials. Shanghai Federal Signal is a China-based joint venture manufacturer of refuse truck bodies for waste collection and disposal for Asian markets. Jetstream manufactures high pressure waterblast equipment and accessories for commercial and industrial cleaning and maintenance operations. In addition to equipment sales, the group is increasingly engaged in the sale of parts and tooling, service and repair, equipment rentals and training as part of a complete offering to its customer base.

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

Financial Services

The Company offers a variety of short- and long-term financing primarily to its Fire Rescue and Environmental Solutions independent dealers and customers. The Company provides financing, principally through sales-type leases, to (i) municipal customers to purchase vehicles and (ii) independent dealers to finance the purchase of vehicle inventory. Financings are secured by vehicles and in the case of the independent dealers, the dealer’s personal guarantee. In 2001, the Company decided to curtail new leasing to industrial customers, who generally have a higher credit risk; this portfolio continues to diminish over time as outstanding leases have been collected. By December 31, 2007, the Company’s investment in leases to industrial customers had declined to 3% of its lease financing and other receivables.

Marketing and Distribution

The Safety and Security Systems Group companies sell to industrial customers through approximately 2,000 wholesalers/distributors who are supported by Company sales personnel and/or independent manufacturer’s representatives. Products are also sold to municipal and governmental customers through more than 900 active independent distributors as well as through original equipment manufacturers and direct sales. International sales are made through the group’s independent foreign distributors or on a direct basis. The Company also sells comprehensive integrated warning, interoperable communications and parking systems through a combination of a direct sales force and distributors.

Fire Rescue and Environmental Solutions use dealer networks and direct sales to service customers generally depending on the type and location of the customer. The Environmental Solutions direct sales channel concentrates on the industrial, utility and construction market segments while the dealer networks focus primarily on the municipal markets. The Company believes its national and global dealer networks for vehicles distinguishes it from its competitors. Dealer representatives are on-hand to demonstrate the vehicles’ functionality and capability to customers and to service the vehicles on a timely basis.

The Tool Group sells to die and mold builders, plastic molders, metal stampers and metal fabricators through distributors and a direct sales organization. Because of the consumable nature of most of the Tool Group’s products, volume depends mainly on repeat orders from thousands of customers and end users, driven primarily by their production levels and to a lesser extent by the volumes of new dies and molds being ordered for new products. Many of the Tool Group’s customers have some ability to produce certain products themselves, but at a cost disadvantage. Major market emphasis is placed on quality of product, delivery, level of service and price. Inventories for certain products are maintained to assure prompt service to the customer, while other products are made to order. The average order for standard tools is filled in less than one week for domestic shipments and within two weeks for international shipments.

Customers and Backlog

Approximately 36%, 25% and 39% of the Company’s total 2007 orders were to US municipal and government customers, US commercial and industrial customers, and non-US customers, respectively. No single customer accounted for a material part of the Company’s business. The Company believes its mix of customers provides some measure of counter cyclicality during economic cycles as the three customer bases are impacted differently during the course of a cycle. The growing share of non-US customers reduces the direct correlation to the US economy.

The Company’s US municipal and government customers depend on tax revenues to support spending. A sluggish industrial economy, therefore, will eventually impact a municipality’s revenue base as tax receipts decline due to lost jobs and declining profits. Historically, municipal slowdowns have lagged behind industrial slowdowns such that the industrial economy is growing again by the time municipalities reduce their spending. During 2007, the Company saw municipal and governmental orders decrease 1% from 2006, compared to a 3% increase in these orders in 2006 compared to 2005.

The Company’s backlog totaled $479 million and $403 million as of December 31, 2007 and 2006, respectively. The 19% increase is primarily attributed to strong orders for vacuum trucks, sewer cleaners and truck mounted aerial access platforms, partially offset by lower orders for other fire rescue vehicles and street sweepers. A substantial majority of the orders in backlog at December 31, 2007 are expected to be filled during 2008.

Suppliers

The Company purchases a wide variety of raw materials from around the world for use in the manufacture of its products, although the majority of current purchases are from North American sources. To minimize availability, price and quality risk, the Company is party to numerous strategic supplier arrangements. Although certain materials are obtained from either a single-source supplier or a limited number of suppliers, the Company has identified alternative sources to minimize the interruption to its business in the event of supply problems.

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

Competition

Within specific product categories and domestic markets, the Safety and Security Systems Group companies are among the leaders with three to four strong competitors and several additional ancillary market participants. The group’s international market position varies from leader to ancillary participant depending on the geographic region and product line. Generally, competition is intense with all of the group’s products and purchase decisions are made based on competitive bidding, price, reputation, performance and servicing.

E-ONE is a leading, single-source manufacturer of custom-built, aluminum and stainless steel bodied fire apparatus and chassis in a market served by approximately ten key manufacturers and approximately 70 small, regional manufacturers. E-ONE occupies the number one or two position of the North American pumper and aerial market based on units. E-ONE is a leading command vehicle provider to the city, state and federal agencies for natural and man-made disaster response. In addition, E-ONE is a global provider of industrial pumpers and aerials serving the petrochemical and pharmaceutical industries. E-ONE also competes with six manufacturers worldwide in the production of airport rescue and firefighting vehicles. Bronto Skylift is established as the articulated aerial leader in the global fire fighting, rescue and industrial platform markets; the Company manufactures and distributes vehicle-mounted aerial access platforms globally.

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

Research and Development

The information concerning the Company’s research and development activities included in Note 16 of the financial statements contained under Item 8 of this Form 10-K is incorporated herein by reference.

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

Employees

The Company employed over 5,500 people in ongoing businesses at the close of 2007. Approximately 17% of the Company’s domestic hourly workers were unionized at December 31, 2007. The Company believes relations with its employees continue to be good.

Governmental Regulation of the Environment

The Company believes it substantially complies with federal, state and local provisions that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment. Capital expenditures in 2007 attributable to compliance with such laws were not material. The Company believes that the overall impact of compliance with environmental regulations will not have a material effect on its future operations.

Seasonality

Certain of the Company’s businesses are susceptible to the influences of seasonal buying or delivery patterns. The Company’s businesses which tend to have lower sales in the first calendar quarter compared to other quarters as a result of these influences are street sweeping, fire rescue products, outdoor warning, emergency signaling products and parking systems.

Additional Information

The Company makes its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, other reports and information filed with the SEC and amendments to those reports available, free of charge, through its Internet website (http://www.federalsignal.com) as soon as reasonably practical after it electronically files or furnishes such materials to the SEC. Additionally, the Company makes its proxy statement and its Annual Report to stockholders available at the same internet website (http://www.federalsignal.com), free of charge, when sent to stockholders through the meeting date. All of the Company’s filings may be read or copied at the SEC’s Public Reference Room at 100 F. Street, N.E., Room 1580, Washington, DC 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-202-551-8090. The SEC maintains an Internet website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically.

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

Our ability to be profitable depends heavily on varying conditions in the United States government and municipal markets and the overall United States economy. The industrial markets in which we compete are subject to considerable cyclicality, and move in response to cycles in the overall business environment. Many of our customers are municipal governmental agencies, and as such, we are dependent on municipal government spending. Spending by our municipal customers can be affected by local political circumstances, budgetary constraints, and other factors. The United States government and municipalities depend heavily on tax revenues as a source of their spending and, accordingly, there is a historical correlation, of a one or two year lag between the overall strength of the United States economy and our sales to the United States government and municipalities. Therefore, downturns in the United States economy are likely to result in decreases in demand for our products. During previous economic downturns, we experienced decreases in sales and profitability, and we expect our business to remain subject to similar economic fluctuations in the future.

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

Our business is subject to fluctuations in demand and changing international economic and political conditions which are beyond our control. During 2007, approximately 37% of our sales were to customers outside the United States; with approximately 24% of sales being supplied from our overseas operations. We expect a significant and increasing portion of our revenues and profits to come from international sales for the foreseeable future. Operating in the international marketplace exposes us to a number of risks, including abrupt changes in foreign government policies and regulations and, in some cases, international hostilities. To the extent that our international operations are affected by unexpected and adverse foreign economic and political conditions, we may experience project disruptions and losses which could significantly reduce our revenues and profits.

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

We are exposed to product liability and warranty claims in the normal course of business in the event that our products actually or allegedly fail to perform as expected or the use of our products results, or is alleged to result, in bodily injury and/or property damage. Accordingly, we could experience material warranty or product liability costs in the future and incur significant costs to defend against these claims. We carry insurance and maintain reserves for product liability claims. However, we cannot be assured that our insurance coverage will be adequate if such claims do arise, and any liability not covered by insurance could have a material adverse impact on our results of operations and financial position. A future claim could involve the imposition of punitive damages, the award of which, pursuant to state laws, may not be covered by insurance. In addition, warranty or other claims are not typically covered by insurance coverage. Any product liability or warranty issues may adversely impact our reputation as a manufacturer of high quality, safe products and may have a material adverse effect on our business.

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

As of December 31, 2007, the Company utilized 20 principal manufacturing plants located throughout North America, as well as 14 in Europe, 1 in South Africa and 3 in the Far East.

In total, the Company devoted approximately 1.3 million square feet to manufacturing and 1.0 million square feet to service, warehousing and office space as of December 31, 2007. Of the total square footage, approximately 38% is devoted to the Safety and Security Systems Group, 14% to the Tool Group, 22% to the Fire Rescue Group and 26% to the Environmental Solutions Group. Approximately 62% of the total square footage is owned by the Company with the remaining 38% being leased.

All of the Company’s properties, as well as the related machinery and equipment, are considered to be well-maintained, suitable and adequate for their intended purposes. In the aggregate, these facilities are of sufficient capacity for the Company’s current business needs.

Item 3.	Legal Proceedings.

The information concerning the Company’s legal proceedings included in Note 15 of the financial statements contained under Item 8 of this Form 10-K is incorporated herein by reference.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders through the solicitation of proxies or otherwise during the three months ended December 31, 2007.

Item 4A.	Executive Officers.

The following is a list of the Company’s executive officers, their ages, business experience and positions and offices as of February 1, 2008:

Paul Brown, age 44, was appointed Vice President and Controller in March 2005. He served as Vice President-Internal Audit from April 2004. Previously, Mr. Brown was Vice President Finance-Flame Retardants, for Great Lakes Chemical Corporation from 2000 to April 2004.

Kimberly L. Dickens, age 46, was elected as Vice President Human Resources in April 2004. Previously, Ms. Dickens was Vice President Human Resources for BorgWarner, Inc. from 2002 to March 2004, and Vice President Human Resources for BorgWarner Transmission Systems from 1999 to 2002.

James E. Goodwin, age 63, was appointed interim President and interim Chief Executive Officer on December 11, 2007. Mr. Goodwin was elected to the Company’s Board of Directors in October 2005. Mr. Goodwin has been an independent business consultant since 2001 and served as Chairman and Chief Executive Officer of United Airlines from 1998 to 2001.

Peter R. Guile, age 42, was elected as President of E-One, Inc. in July 2007. Mr. Guile was division president of the industrial systems business within the Safety and Security Systems Group from 2001 to 2007.

David E. Janek, age 44, was appointed Vice President and Treasurer in September 2006. Mr. Janek was Vice President Finance, Safety and Security Systems Group from June 2002.

Stephanie K. Kushner, age 52, was elected as Senior Vice President and Chief Financial Officer in April 2007. Ms. Kushner was Vice President and Chief Financial Officer from 2002 to 2007.

Fred H. Lietz, age 52, was appointed as Vice President and Chief Procurement Officer in May 2007. Mr. Lietz was Vice President of Global Procurement and Logistics at Andrew Corporation from 2001 to 2006.

David R. McConnaughey, age 51, was appointed President of Federal Signal’s Safety and Security Systems Group in March 2006. Previously, Mr. McConnaughey was President Maytag All Brand Service from 2005 to March 2006 and Vice President Maytag All Brand Service from 2004 to 2005. Previously, Mr. McConnaughey held several roles with Maytag Corporation including Vice President and G.M. Amana Brand 2003 to 2004 and Vice President Supply Chain 2002 to 2003.

Esa Peltola, age 56 was elected as President of Bronto Skylift OyAb in July 2007. Mr. Peltola was Managing Director of Bronto Skylift from 1998 to 2007.

Jennifer L. Sherman, age 43, was appointed Vice President, General Counsel and Secretary effective March 2004. Ms. Sherman was previously Deputy General Counsel and Assistant Secretary from 1998 to 2004.

Mark D. Weber, age 50, was appointed President of the Environmental Solutions Group in April 2003. Mr. Weber was Vice President Sweeper Products for the Environmental Solutions Group from 2002 to 2003 and General Manager of Elgin Sweeper Company from 2001 to 2002.

Michael K. Wons, age 43, was appointed Vice President and Chief Information Officer in November 2006. Previously, Mr. Wons was Senior Technology Strategy Director at Microsoft Corporation from 2002 to 2006.

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

The Company’s common stock is listed and traded on the New York Stock Exchange (“NYSE”) under the symbol FSS. At December 31, 2007, there were no material restrictions on the Company’s ability to pay dividends. The information concerning the Company’s market price range data included in Note 19 of the financial statements contained under Item 8 of this Form 10-K is incorporated herein by reference.

As of January 31, 2008, there were 2,859 holders of record of the Company’s common stock.

The following graph compares the cumulative 5-year total return to shareholders on the Company’s common stock relative to the cumulative total returns of the Russell 2000 index, the S&P Industrials index, and the S&P Midcap 400 index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in the company’s common stock and in each index on December 31, 2002 and its relative performance is tracked through December 31, 2007.

Comparison of 5 Year Cumulative Total Return*

Among Federal Signal Corporation, The Russell 2000 Index,
The S & P Midcap 400 Index And The S & P Industrials Index

*$100 invested on 12/31/02 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

Copyright © 2007, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved. www.researchdatagroup.com/S&P.htm

	12/02	12/03	12/04	12/05	12/06	12/07
Federal Signal Corporation	100.00	94.00	96.87	83.56	90.65	64.51
Russell 2000 . . . . . .	100.00	147.25	174.24	182.18	215.64	212.26
S&P Midcap 400 — — –	100.00	135.62	157.97	177.81	196.16	211.81
S&P Industrials	100.00	132.19	156.03	159.66	180.88	202.64

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

The information concerning the Company’s quarterly dividend per share data included in Note 19 of the financial statements contained under Item 8 of this Form 10-K is incorporated herein by reference.

Item 6.	Selected Financial Data.

The following table presents the selected financial information of the Company as of, and for each of the five years in the period ended December 31, 2007:

	2007	2006	2005	2004	2003

Operating Results (dollars in millions):
Net sales(a)	$1,268.1	$1,211.6	$1,119.0	$1,024.5	$1,023.1
Income (loss) before income taxes(a)	$34.0	$42.7	$40.8	$(0.5)	$41.4
Income from continuing operations(a)	$29.8	$34.4	$43.9	$6.1	$34.7
Operating margin(a)	5.1%	5.8%	5.7%	2.2%	5.9%
Return on average common shareholders’ equity	13.2%	6.0%	(1.2)%	(0.6)%	9.1%
Common Stock Data (per share):
Income from continuing operations — diluted	$0.62	$0.72	$0.91	$0.13	$0.72
Cash dividends	$0.24	$0.24	$0.24	$0.40	$0.70
Market price range:
High	$17.00	$19.75	$17.95	$20.56	$20.79
Low	$10.82	$12.69	$13.80	$15.75	$13.60
Average common shares outstanding (in millions)	47.9	48.0	48.2	48.1	48.0
Financial Position at Year-End (dollars in millions):
Working capital(a)(b)	$187.7	$156.3	$160.6	$157.1	$99.2
Current ratio(a)(b)	1.7	1.6	1.6	1.7	1.4
Total assets	$1,177.1	$1,049.4	$1,119.5	$1,132.4	$1,177.5
Long-term debt, net of current portion	$240.7	$160.3	$203.7	$215.7	$194.1
Shareholders’ equity	$445.3	$386.4	$376.3	$412.7	$422.5
Debt-to-capitalization ratio(c)	39.8%	37.4%	43.0%	37.3%	40.0%
Net debt-to-capitalization ratio(e)	38.5%	35.3%	33.5%	35.8%	39.1%
Other (dollars in millions):
Orders(a)	$1,342.5	$1,230.1	$1,100.5	$1,083.7	$972.7
Backlog(a)	$479.0	$403.3	$386.2	$411.9	$330.3
Net cash provided by operating activities	$65.4	$29.7	$70.6	$52.5	$70.3
Net cash provided by (used for) investing activities	$(106.6)	$(19.3)	$(0.7)	$34.1	$(10.1)
Net cash provided by (used for) financing activities	$36.8	$(83.0)	$7.1	$(81.7)	$(59.9)
Capital expenditures(a)	$23.5	$18.2	$16.6	$19.4	$16.8
Depreciation and amortization(a)	$21.2	$17.9	$18.2	$16.2	$15.1
Employees(a)	5,544	5,469	5,367	5,382	5,666

(a)	continuing operations only, prior year amounts have been reclassified for discontinued operations as discussed in Note 13 to the financial statements

(b)	working capital: current manufacturing assets less current manufacturing liabilities; current ratio: current manufacturing assets divided by current manufacturing liabilities

(c)	manufacturing operations: total manufacturing debt divided by the sum of total manufacturing debt plus manufacturing equity(d)

(d)	manufacturing equity: total equity less financial services assets plus financial services borrowings

(e)	net debt to capitalization ratio: manufacturing debt less cash and cash equivalents divided by manufacturing equity less cash and cash equivalents

The 2005 and 2004 income (loss) before income taxes includes restructuring costs of $0.7 million and $7.0 million, respectively. The 2005 income before income taxes was impacted by a $6.7 million gain on the sale of two industrial lighting product lines. The 2004 loss before income taxes was impacted by a $10.6 million loss incurred on a large contract for fire apparatus in the Netherlands.

The selected financial data set forth above should be read in conjunction with the Company’s consolidated financial statements, including the notes thereto, and Item 7 of this Form 10-K.

The information concerning the Company’s selected quarterly data included in Note 19 of the financial statements contained under Item 8 of this Form 10-K is incorporated herein by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Company designs and manufactures a suite of products and integrated solutions for municipal, governmental, industrial and airport customers. Federal Signal’s portfolio of products include aerial devices, street sweepers, fire apparatus, safety and security systems, industrial vacuums, waterblasters, sewer cleaners and consumable industrial tooling. Due to technology, marketing, distribution and product application synergies, the Company’s business units are organized and managed in four operating segments: Safety and Security Systems, Fire Rescue, Environmental Solutions and Tool. The Company also provides customer and dealer financing to support the sale of its vehicles. The information concerning the Company’s manufacturing businesses included in Item 1 of this Form 10-K and Note 16 of the financial statements contained under Item 8 of this Form 10-K are incorporated herein by reference.

Results of Operations

Operating results have been restated to exclude the results of the Cutting Tools Operations, formerly a component of the Tool Group which was presented as discontinued operations in 2006 and also to reflect the exclusion of the Refuse business which was classified as a discontinued operation in 2005. The Company completed the sale of the Cutting Tool Operations on January 31, 2007. The assets of the Refuse business were substantially sold in 2006.

Orders and backlog

	2007	2006	2005

Analysis of orders:
Total orders ($ in millions):	$1,342.5	$1,230.1	$1,100.5
Change in orders year over year	9.1%	12.0%
Change in US municipal and government orders year over year	(1.2)%	3.0%
Change in US industrial and commercial orders year over year	7.5%	14.0%
Change in non-US orders year over year	22.3%	23.0%

US municipal and government orders decreased in 2007 as a result of lower demand for fire trucks and sewer cleaners than the previous year. US industrial and commercial orders increased 8% on continued high demand for industrial vacuum trucks and an increase in orders for hazardous area lighting and industrial signal and communications equipment. Non-US orders increased 22% and included a 31% increase in sales of products manufactured outside of the US, and increases in US exports in Safety and Security Systems and Environmental Solutions. The growth in non-US orders also reflects favorable currency effects due to a weaker US dollar.

US municipal and government orders increased 3% in 2006 as a result of high demand for sweepers and sewer cleaners. US industrial and commercial orders increased on continued strength in industrial vacuum trucks and waterblasters. The substantial increase in non-US orders includes a large fire truck order for Montreal, Canada. Demand also increased for US exports in the Fire Rescue, Safety and Security Systems, and Environmental

Solutions segments, and for products manufactured in Europe. Favorable currency movements also improved 2007 compared to 2006.

Consolidated results of operations

The following table summarizes the Company’s results of operations and operating metrics for each of the three years in the period ended December 31, 2007 ($ in millions, except per share amounts):

	2007	2006	2005

Net sales	$1,268.1	$1,211.6	$1,119.0
Cost of sales	(971.2)	(927.2)	(867.5)

Gross profit	296.9	284.4	251.5
Operating expenses	(232.8)	(214.5)	(187.1)
Restructuring charges	—	—	(0.7)

Operating income	64.1	69.9	63.7
Interest expense	(25.9)	(25.0)	(23.1)
Other (expense) income	(4.2)	(2.2)	0.2
Income tax (expense) benefit	(4.2)	(8.3)	3.1

Income from continuing operations	29.8	34.4	43.9
Discontinued operations	25.1	(11.7)	(48.5)

Net income (loss)	$54.9	$22.7	$(4.6)

Other data:
Operating margin	5.1%	5.8%	5.7%
Earnings per share — continuing operations	$0.62	$0.72	$0.91

Year Ended December 31, 2007 vs. December 31, 2006

Net sales increased 5% over 2006 as the higher volume of Safety and Security Systems together with Environmental Solutions shipments more than offset the decrease in sales of U.S. Fire Rescue apparatus. Gross profit was in line with the prior year, however operating income decreased 8% and operating margins contracted nearly one percent on higher operating expenses. The addition of three new businesses through acquisition in 2007, including the additional amortization of intangible assets acquired, accounted for 41%, or $7.7 million of the increase in operating expenses. Higher commissions and marketing expenses including dealer incentives and increases in costs associated with new product development accounted for $10.1 million of incremental costs.

Interest expense increased 4% from 2006, primarily due to an increase in borrowings in order to fund acquisitions in the year.

Other expenses include the Company’s share of losses relating to the joint venture in China of $3.3 million.

The 2007 effective tax rate relating to income from continuing operations decreased to 12.5% from 19.4% in the prior year. The 2007 rate benefited from a higher mix of profits in lower taxed countries, and the Company’s foreign tax planning strategies including dividend repatriation, foreign entity financing, legal entity restructuring in Canada and the effect of tax-exempt municipal income. The 2006 rate also benefited from the effect of tax-exempt municipal income and the completion of other favorable tax reduction strategies.

Income from continuing operations was 13% lower than the prior year on lower operating income despite incremental benefits over the prior year from a more favorable tax rate.

Net income more than doubled to $54.9 million for the year ended December 31, 2007 versus $22.7 million in 2006. For 2007, after completion of the sale of the Cutting Tool Operations in the first quarter, and substantial completion of the wind-down of the Refuse business, the Company realized a net after-tax gain on the sale of previously discontinued operations of $25.1 million, compared to a loss of $11.7 in prior year.

Year Ended December 31, 2006 vs. December 31, 2005

Net sales increased 8% over 2005 attributable to a higher volume of Safety and Security Systems and Environmental Solutions shipments and increased pricing across all segments. Operating income increased 10% and operating margins increased year over year, on a 13% gross profit increase. Pricing and volume gains overcame higher material and component costs to flow through to earnings. Offsetting the increase in gross profit, was an increase in operating expenses relating to higher sales commissions and selling-related expenses, an increase in stock-based compensation expense of $3.7 million and incentive bonuses, at various levels throughout the Company, of $2.1 million. Additionally, a gain of $6.7 million from the sale of an industrial lighting product line reduced operating expenses in 2005.

Interest expense increased 8% from 2005, primarily as a result of higher interest rates and a greater mix of floating rate debt.

Other expenses included the Company’s share of losses relating to the start-up of the joint venture in China of $1.9 million.

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

Net income improved sixfold over the comparable 2005 period. Net income in 2006 included an $11.7 million loss from discontinued operations versus a $48.5 million loss in 2005. Discontinued operations in 2006 included the profitable Cutting Tool Operations of the Tool reporting segment, which were sold in January 2007. Also included in discontinued operations are the 2006 operations of the North American Refuse truck body business operating under the Leach brand name. Substantially all of the assets of the Leach business were sold during the second half of 2006.

Safety and Security Systems Operations

The following table presents the Safety and Security Systems Group’s results of operations for each of the three years in the period ended December 31, 2007 ($ in millions):

	2007	2006	2005

Total orders	$367.5	$305.5	$259.5
US orders	216.3	184.9	164.8
Non-US orders	151.2	120.6	94.7
Net sales	367.2	304.5	276.5
Operating income	49.6	41.2	45.0
Operating margin	13.5%	13.5%	16.3%

Orders increased 20% over 2006 with strength across most market segments. US orders rose 17% due to strength in light bars and sirens for both police and fire customers. During 2007, the Company introduced a next generation and more reliable LED lightbar technology which drove significantly higher orders. Non-US orders increased 25% over the prior year on strength in vehicular warning and police products, and the addition of PIPS Technologies.

Net sales increased 21% with broad-based improvement across the business, particularly for energy-related markets. The mid-year addition of PIPS Technologies automated license plate recognition (“ALPR”) cameras added 3% to sales for the year. Operating income increased 20% over the comparable period. The operating margin remained at 13.5% as higher income from the flow-through of higher sales volume that includes the addition of PIPS Technologies, improved pricing, and favorable foreign currency movement were offset by increased costs associated with expanding the product portfolio and market reach. Results were also adversely impacted by higher implementation costs associated with profitable large airport parking systems.

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

Operating income decreased 9% in 2006 and a lower reported operating margin resulted from the inclusion of a $6.7 million gain on the sale of the industrial lighting product lines in 2005. Excluding the gain and the operations of the disposed product lines, the operating margin increased slightly, on higher sales volume and improved pricing, offset by higher compensation-related charges.

Fire Rescue Operations

The following table presents the Fire Rescue Group’s results of operations for each of the three years in the period ended December 31, 2007 ($ in millions):

	2007	2006	2005

Total orders	$397.5	$365.0	$354.7
US orders	175.4	199.3	234.7
Non-US orders	222.1	165.7	120.0
Net sales	330.8	384.8	371.2
Operating income (loss)	(11.0)	6.8	2.3
Operating margin	(3.3)%	1.8%	0.6%

Orders in 2007 were up 9% over the prior year on continued strong demand and a richer mix of Bronto articulated aerial devices. Orders for E-One products declined in the first 9 months of the year due to disruptions in the North American dealer channel and changes in leadership. During the second half of the year, transitions to several new dealers to expand coverage over these territories took place. US export orders were down slightly, compared to the prior year, due to a large order for Montreal, Canada in 2006.

Net sales in the year declined 14% from the prior year as lower E-One fire apparatus volumes more than offset the growth in international sales of Bronto aerial units. The operating loss incurred in 2007 is related to the lower sales volume and lower manufacturing absorption experienced at E-One. Bronto’s higher production volume and favorable currency movement were not sufficient to overcome E-One’s shortfall. The deterioration in the operating margin from the prior year reflects the lower volume of fire trucks produced and sold in 2007.

Orders in 2006 improved 3% over 2005, on strong aerial product demand in the Bronto articulated aerial apparatus business, particularly in the European and Asian markets as these platforms increasingly displace traditional ladders. The decline in US orders reflects effects of continuing changes in the Company’s dealer channel structure and policies. Sales increased 4% over the same period in 2005, on higher realized pricing across all product lines mainly due to pricing actions taken in 2005 to recover escalating material costs, and due to currency translation on non-US dollar denominated orders. Partially offsetting these increases was the adverse impact of lower shipments from the Ocala production facility.

The operating income increase in 2006 included a $1.6 million benefit from the recovery of costs from certain suppliers relating to a large contract substantially completed in 2004. The benefit was partially offset by $1.0 million of costs incurred for the closure of a production facility in Red Deer, Alberta. The facility was sold in December, 2006. Excluding the effect of these events, operating income increased 170%, and operating margins improved to 1.6%.

Environmental Solutions Operations

The following table presents the Environmental Solutions Group’s results of operations for each of the three years in the period ended December 31, 2007 ($ in millions):

	2007	2006	2005

Total orders	$458.2	$437.2	$361.9
US orders	349.2	333.6	268.1
Non-US orders	109.0	103.6	93.8
Net sales	450.8	399.4	347.7
Operating income	40.2	37.1	28.9
Operating margin	8.9%	9.3%	8.3%

Orders of $458.2 million in 2007 were 5% ahead of the prior year. US orders increased 5% over the prior year due to solid demand for industrial vacuum trucks and the impact of higher priced chassis associated with new 2007 EPA standards. Non-US orders increased 5% driven by stronger US exports of sewer cleaners and industrial vacuum trucks primarily to the Middle East. Net sales compared to 2006 grew 13% on higher unit volumes of primarily vacuum trucks and overall higher pricing due in part to higher priced chassis.

Operating income improved modestly over the comparable period however, the operating margin in 2007 declined as the favorable benefits of higher pricing and sales volume were more than offset by increased chassis costs, temporarily high material costs, new product development, ERP implementation, product launches and initiatives to increase manufacturing efficiency.

In 2006, orders increased 21% over 2005, showing strength and improvement across all product lines, most notably in street sweepers and vacuum trucks. Sales increased 15% over the prior year on volume strength, higher pricing to offset increases in material and component costs and favorable currency movement.

Operating income increased 28% over 2005. The operating margin benefited from the flow through of increased product demand and pricing and an improvement in production cost absorption, offset by elevated operating costs incurred from executing growth initiatives, including advancing the ERP system implementation, global expansion, and new product development.

Tool Operations

The following table presents the Tool Group’s results of operations for each of the three years in the period ended December 31, 2007 ($ in millions):

	2007	2006	2005

Total orders	$119.3	$122.4	$124.4
US orders	76.0	82.6	82.5
Non-US orders	43.3	39.8	41.9
Net sales	119.3	122.9	123.6
Operating income	6.6	8.2	11.3
Operating margin	5.5%	6.7%	9.1%

Orders and net sales in 2007 declined 2.5% and 2.9%, respectively, from the comparable period in 2006, with weaker die and mold sales impacted by the weak domestic automotive and housing markets. Operating margins decreased from the prior year principally as a result of the lower volume. Contributing to the revenue and operating margin decline were UAW negotiations that disrupted customer project completions, as well as automotive production shutdowns and layoffs. Favorably, strength in the Japanese and European market continues, operational productivity has increased and operating expenses have declined.

Tool segment results were restated in 2006, to exclude the results of the Cutting Tools Operations, which were presented as discontinued operations. The Company completed the sale of the Cutting Tool operations on January 31, 2007 resulting in a gain of $24.6 million.

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

Corporate Expense

Corporate expenses totaled $21.3 million in 2007, $23.4 million in 2006 and $23.8 million in 2005. The 9% reduction in 2007 expense was benefited by the receipt of $3.7 million in reimbursements from one of the Company’s insurers for certain out of pocket expenses related to the Company’s ongoing firefighter hearing loss litigation. The reimbursement essentially offset the legal expenses in 2007 associated with this litigation.

The 2% decrease in 2006 over 2005 reflects lower expenses associated with firefighter hearing loss litigation and lower bad debt expenses relating to leasing activities, offset by higher compensation-related costs, particularly stock option expense of $1.3 million, as the Company began expensing stock options in 2006 as required under FASB Statement No. 123(R).

Legal Matters

The Company has been sued by over 2,500 firefighters in numerous separate cases alleging that exposure to the Company’s sirens impaired their hearing. The Company has successfully concluded over 40 similar cases and contests the allegations. The Company continues to aggressively defend the matter. For further details regarding this and other legal matters, refer to Note 15 in the financial statements included in Item 8 of this Form 10-K.

Financial Services Activities

The Company maintained an investment of $146.8 million and $158.9 million at December 31, 2007 and 2006, respectively in lease financing and other receivables that are generated primarily by its Fire Rescue and Environmental Solutions customers. The decrease in leasing assets primarily resulted from lower new bookings, early loan payoffs, and the continued runoff of the industrial leasing portfolio resulting from the Company’s decision in 2001 to no longer extend new leases to industrial customers. Financial services assets generally have repayment terms ranging from one to fifteen years. These assets are 94% leveraged as of December 31, 2007 and 2006, consistent with their overall quality; financial services debt was $137.4 million and $149.0 million at December 31, 2007 and 2006, respectively.

Financial service revenues totaled $7.4 million, $8.2 million and $9.6 million in 2007, 2006 and 2005, respectively. The decline in 2007 and 2006 reflects the continued runoff of the Company’s industrial leasing portfolio and lower financings of municipal product sales.

Financial Condition, Liquidity and Capital Resources

During each of the three years in the period ended December 31, 2007, the Company used its cash flows from operations to pay cash dividends to shareholders and to fund sustaining and cost reduction capital needs of its operations. Beyond these uses, remaining cash was used to fund acquisitions, pay down debt, to repurchase shares of common stock and make voluntary pension contributions.

The Company’s cash and cash equivalents totaled $16.0 million, $19.3 million and $91.9 million as of December 31, 2007, 2006 and 2005, respectively. The following table summarizes the Company’s cash flows for each of the three years in the period ended December 31, 2007 ($ in millions):

	2007	2006	2005

Operating cash flow	$65.4	$29.7	$70.6
Capital expenditures	(23.5)	(18.2)	(16.6)
Payments for acquisitions, net of cash acquired	(147.5)	—	—
Proceeds from sale of discontinued businesses	65.4	—	—
Borrowing activity, net	47.9	(60.5)	24.9
Dividends	(11.5)	(11.5)	(13.5)
Purchases of treasury stock	—	(12.1)	(5.0)
All other, net	0.5	—	16.6

(Decrease) increase in cash	$(3.3)	$(72.6)	$77.0

Operating cash flow increased by $35.7 million in 2007 compared to 2006. Primary working capital, composed of accounts receivable, inventory, accounts payable, and customer deposits provided $2.5 million of cash flow in 2007, compared with a use of $33.5 million in the prior year. The improvement in working capital was mainly due to lower December sales and better collection of receivables compared to 2006. Pension contributions to the Company’s defined benefit plans in the US and the UK were $6.7 million in 2007, compared to $11.3 million in 2006.

In 2006, cash flow from operations decreased by $40.9 million from 2005. The lower cash flow was driven by increases in working capital requirements to support high year-end sales; additional outsourcing to support higher sewer cleaner and aerial device production levels; and inventory pre-buying ahead of 2007 changes in US engine emission regulations; and an $11.3 million contribution to the Company’s pension plans compared to $7.7 million in 2005.

The Company’s investment in capital projects increased in 2007 compared to 2006 as the Company’s ERP system design and implementation gained momentum during the year. In 2006, the Company disposed of the production facility in Red Deer, Alberta for proceeds of $2.5 million. In 2005, the Company sold four former production facilities and two industrial lighting product lines for total cash proceeds of $22.0 million. Proceeds from the disposals of property and product lines are included in All other, net in 2006 and 2005.

In 2007, the Company acquired three businesses, Codespear LLC in January for $17.4 million in cash, Riverchase Technologies in July for $6.7 million in cash, and PIPS Technologies in August for $126.3 million in cash. See Note 11 of the notes to the consolidated financial statements for additional information on these acquisitions. The Company funded the acquisitions through cash provided by operations, additional bank borrowings, and from proceeds received from the sale of the Cutting Tool operations, included in discontinued operations in 2006, and sold in January, 2007 for $65.4 million in cash. See Note 13 of the notes to the consolidated financial statements for additional information on the sale of the Cutting Tool operations.

On April 25, 2007, the Company amended its Revolving Credit Agreement. This Second Amended and Restated Credit Agreement (“Credit Agreement”) provides for borrowings of $250.0 million and matures April, 2012. It also allows the Company to borrow up to $35 million in an alternative currency under the swing line provision. As of December 31, 2007 €22.5 million, or $32.6 million, was drawn as alternative currency and $66.0 million was drawn on the Credit Agreement for a total of $98.6 million drawn under the Credit Agreement. The Company was in compliance with all debt covenants throughout 2007.

In December, 2007, the Company amended the Loan Agreement between E-One and Banc of America Leasing & Capital, LLC to allow borrowings against the leases of E-One Inc., E-One New York, Inc., Elgin Sweeper Company and Vactor Manufacturing, Inc. The outstanding balance on this agreement was $96.6 million as of December 31, 2007.

At December 31, 2006, $21.8 million was drawn against the Company’s $125 million Amended Credit Agreement revolving credit line. This Amended Credit Agreement was increased from $75 million to $125 million during 2006. The Company borrowed $23.6 million in September, 2006 through the Banc of America Loan Agreement, the balance on this facility as of December 31, 2006 was $90.7 million. Also in 2006, a $65 million private placement note matured and was repaid using a combination of cash flow from operations and borrowings under the Amended Credit Agreement revolving credit line.

In March 2005, the Company entered into the loan agreement with Banc of America secured by certain leases of the E-One business. For more detail on this loan agreement refer to Note 5, contained in this Form 10-K. As of December 31, 2005 the balance on this facility was $91.4 million and there was no balance drawn under the Company’s revolving credit facility.

During 2006, the Company repurchased $12.1 million of stock under a 750,000 stock buy-back program approved by the Board of Directors. Treasury stock purchases reflect the Company’s policy to purchase shares to offset the dilutive effects of stock based compensation.

Cash dividends paid to shareholders in 2007 were $11.5 million. Cash dividends decreased to $11.5 million in 2006 from $13.5 million in 2005. The Company declared dividends of $0.24 per share in 2007, 2006 and 2005.

Total manufacturing debt, net of cash, totaled $272.7 million at December 31, 2007, or 40% of total capitalization, up from 35% in 2006. At December 31, 2006, total manufacturing debt, net of cash, was $205.7 million. The Company believes that its municipal financial services assets, due to their high overall quality, are capable of sustaining a high leverage ratio. The Company’s debt-to-capitalization ratio for its financial services activities was 94% at both December 31, 2007 and 2006. In 2007, the Company’s aggregate borrowing capacity was maintained.

The Company anticipates that capital expenditures for 2008 will approximate $37 million and that its financial resources and major sources of liquidity, including cash flow from operations and borrowing capacity, will be adequate to meet its operating and capital needs in addition to its financial commitments.

Contractual Obligations and Commercial Commitments

The following table presents a summary of the Company’s contractual obligations and payments due by period as of December 31, 2007 ($ in millions):

	Payments Due by Period
		Less than			More than
	Total	1 Year	2-3 Years	4-5 Years	5 Years

Short-term obligations	$2.6	$2.6	$—	$—	$—
Long-term debt	423.8	79.2	105.0	213.8	25.8
Operating lease obligations	42.9	10.4	14.7	9.5	8.3
Fair value of interest rate swaps	2.2	0.4	0.2	1.6	—
Interest payments on long term debt	38.0	11.9	16.7	9.4	—

Total contractual obligations	$509.5	$104.5	$136.6	$234.3	$34.1

The Company is party to various interest rate swap agreements in conjunction with the management of borrowing costs. As of December 31, 2007, the fair value of the Company’s net position would result in cash payments of $2.2 million. Future changes in the US interest rate environment would correspondingly affect the fair value and ultimate settlement of the contracts.

The Company also enters into foreign currency forward contracts to protect against the variability in exchange rates on cash flows of its foreign subsidiaries. As of December 31, 2007, there is no unrealized gain or loss on the Company’s foreign exchange contracts. Volatility in the future exchange rates between the US dollar and Euro and Canadian dollar will impact the final settlement.

The following table presents a summary of the Company’s commercial commitments and the notional amount by expiration period ($ in millions):

	Notional Amount by Expiration Period
		Less than	2-3	4-5
	Total	1 Year	Years	Years

Financial standby letters of credit	$33.9	$33.6	$—	$0.3
Performance standby letters of credit	0.6	0.4	0.2	—
Purchase obligations	2.9	2.9	—	—
Guaranteed residual value obligations	2.4	2.3	0.1	—
Funding to support China Joint Venture	7.0	3.6	3.4	—

Total commercial commitments	$46.8	$42.8	$3.7	$0.3

Financial standby letters of credit largely relate to casualty insurance policies for the Company’s workers’ compensation, automobile, general liability and product liability policies. Performance standby letters of credit represent guarantees of performance by foreign subsidiaries that engage in cross-border transactions with foreign customers.

Purchase obligations relate to commercial chassis and aerial turntables.

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

As of December 31, 2007, the Company’s expected payment for significant contractual obligations includes approximately $9.9 million of liability for unrecognized tax benefits associated with the adoption of Financial Accounting Standards Board Interpretation No. 48. The Company cannot make a reasonably reliable estimate of the period of cash settlement for this liability.

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

Allowances for Doubtful Accounts

The Company performs ongoing credit evaluations of its customers. The Company’s policy is to establish, on a quarterly basis, allowances for doubtful accounts based on factors such as historical loss trends, credit quality of the present portfolio, collateral value and general economic conditions. If the historical loss trend increased or decreased 10% in 2007, the Company’s operating income would have decreased or increased by $0.1 million, respectively. Though management considers the valuation of the allowances proper and adequate, changes in the economy and/or deterioration of the financial condition of the Company’s customers could affect the reserve balances required.

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

The Company’s warranty costs as a percentage of net sales totaled 1.2% in 2007, 1.0% in 2006 and 1.1% in 2005. The increase in the rate in 2007 is primarily due to increased costs in the Fire Rescue business. Management believes the reserve recorded at December 31, 2007 is appropriate. A 10% increase or decrease in the estimated warranty costs in 2007 would have decreased or increased operating income by $1.5 million, respectively.

Workers’ Compensation and Product Liability Reserves

Due to the nature of the products manufactured, the Company is subject to product liability claims in the ordinary course of business. The Company is partially self-funded for workers’ compensation and product liability claims with various retention and excess coverage thresholds. After the claim is filed, an initial liability is estimated, if any is expected, to resolve the claim. This liability is periodically updated as more claim facts become known. The establishment and update of liabilities for unpaid claims, including claims incurred but not reported, is based on the assessment by the Company’s claim administrator of each claim, an independent actuarial valuation of the nature and severity of total claims and management’s estimate. The Company utilizes a third-party claims administrator to pay claims, track and evaluate actual claims experience and ensure consistency in the data used in the actuarial valuation. Management believes that the reserve established at December 31, 2007 appropriately reflects the Company’s risk exposure. The Company has not established a reserve for potential losses resulting from hearing loss litigation (see Note 15 contained in Item 8 of this Form 10-K); if the Company is not successful in its defense after exhausting all appellate options, it will record a charge for such claims, to the extent they exceed insurance recoveries, at the appropriate time.

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

The annual testing conducted in 2007, 2006 and 2005 did not result in any impairment.

Although management believes that the assumptions and estimates used were reasonable, a sensitivity analysis for each reporting unit is performed along with the impairment test. The analysis indicated that a 5% change in the operating margin assumption would not have resulted in a goodwill impairment in any group.

Postretirement Benefits

The Company sponsors domestic and foreign defined benefit pension and other postretirement plans. Major assumptions used in the accounting for these employee benefit plans include the discount rate, expected return on plan assets and rate of increase in employee compensation levels. A change in any of these assumptions would have an effect on net periodic pension and postretirement benefit costs.

The following table summarizes the impact that a change in these assumptions would have on the Company’s operating income. ($ in millions):

	Assumption Change:
	25 Basis	25 Basis
	Point Increase	Point Decrease

Discount rate	0.5	(0.5)
Return on assets	0.2	(0.2)
Increase in employee compensation levels	(0.3)	0.3

The weighted-average discount rate used to measure pension liabilities and costs is set by reference to published high-quality bond indices. However, these indices give only an indication of the appropriate discount rate because the cash flows of the bonds comprising the indices do not match the projected benefit payment stream of the plan precisely. For this reason, we also consider the individual characteristics of the plan, such as projected cash flow patterns and payment durations, when setting the discount rate. The weighted-average discount rate used to measure US pension liabilities decreased from 6.13% in 2006 to 6.0% in 2007. See Note 7 to the Consolidated Financial Statements for further discussion.

Stock-Based Compensation Expense

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R). SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options and restricted stock, to be recognized in the financial statements based on their respective grant date fair values. We use the Black-Scholes option pricing model to estimate the fair value of the stock option awards. The Black-Scholes model requires the use of highly subjective and complex assumptions, including the Company’s stock price, expected volatility, expected term, risk-free interest rate and expected dividend yield. For expected volatility, we base the assumption on the historical volatility of the Company’s common stock. The expected term of the awards is based on historical data regarding employees’ option exercise behaviors. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of the awards. The dividend yield assumption is based on the Company’s history and expectation of dividend payouts. In addition to the requirement for fair value estimates, SFAS No. 123(R) also requires the recording of expense that is net of an anticipated forfeiture rate. Therefore, only expenses associated with awards that are ultimately expected to vest are included in our financial statements. Our forfeiture rate is determined based on our historical option cancellation experience.

We evaluate the Black-Scholes assumptions that we use to value our awards on a quarterly basis. With respect to the forfeiture rate, we revise the rate if actual forfeitures differ from our estimates. If factors change and we employ different assumptions, stock-based compensation expense related to future stock-based payments may differ significantly from estimates recorded in prior periods.

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

Of the Company’s debt at December 31, 2007, 32% was used to support financial services assets; the weighted average remaining life of those assets is typically under three years and the debt is substantially match-funded to the financing assets.

The following table presents the principal cash flows and weighted average interest rates by year of maturity for the Company’s total debt obligations held at December 31, 2007 ($ in millions):

	Expected Maturity Date							Fair
	2008	2009	2010	2011	2012	Thereafter	Total	Value

Fixed rate	$59.3	$44.3	$40.7	$37.3	$77.9	$15.6	$275.1	$278.9
Average interest rate	5.9%	5.8%	5.7%	5.6%	5.4%	6.0%	5.7%	—
Variable rate	$22.6	$0.0	$20.0	$0.0	$98.6	$10.0	$151.2	$151.1
Average interest rate	6.6%	—	6.7%	—	6.9%	6.1%	6.7%	—

The following table presents notional amounts and weighted average interest rates by expected (contractual) maturity date for the Company’s interest rate swap contracts held at December 31, 2007 ($ in millions). Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on implied forward rates in the yield curve at the reporting date.

	Expected Maturity Date							Fair
	2008	2009	2010	2011	2012	Thereafter	Total	Value

Pay fixed, receive variable	$65.0	$5.0	$25.0	$—	$—	$—	$95.0	$(0.5)
Average pay rate	5.1%	3.8%	4.8%	—	—	—	—	—
Average receive rate	4.7%	4.8%	4.7%	—	—	—	—	—
Receive fixed, pay variable	$13.6	$3.6	$3.6	$3.6	$34.3	$40.0	$98.7	$(0.4)
Average pay rate	7.7%	7.4%	7.4%	7.5%	7.4%	6.5%	—	—
Average receive rate	6.4%	6.6%	6.6%	6.6%	7.6%	5.2%	—	—

See Note 8 to the consolidated financial statements in this Form 10-K for a description of these agreements. A 100 basis point increase or decrease in variable interest rates in 2007 would have increased or decreased interest expense by $1.5 million, respectively.

Foreign Exchange Rate Risk

The Company has foreign currency exposures related to buying and selling in currencies other than the local currency in which it operates. The Company utilizes foreign currency options and forward contracts to manage these risks.

The following table summarizes the Company’s foreign currency derivative instruments as of December 31, 2007. All are expected to settle in 2008 ($ in millions):

	Expected
	Settlement Date
	2008
		Average
	Notional	Contract	Fair
	Amount	Rate	Value

Forward contracts:
Buy Euros, sell US dollars	$15.1	1.5	$(0.1)
Buy US dollars, sell Euros	20.0		(1.0)
Buy US dollars, sell CAD	13.9		(1.8)
Other currencies	6.9		(0.3)

Total forward contracts	55.9		(3.2)
Options:
Buy US dollars, sell Euros	10.3	1.3	—

Total foreign currency derivatives	$66.2		$(3.2)

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

Other Matters

The Company has a business conduct policy applicable to all employees and regularly monitors compliance with that policy. The Company has determined that it had no significant related party transactions in each of the three years in the period ended December 31, 2007.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The information contained under the caption Financial Market Risk Management included in Item 7 of this Form 10-K is incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data.

FEDERAL SIGNAL CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
of Federal Signal Corporation

We have audited the accompanying consolidated balance sheets of Federal Signal Corporation as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Federal Signal Corporation at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in accordance with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Notes 1 and 6 to the consolidated financial statements, on January 1, 2007, Federal Signal Corporation changed its method of accounting for uncertain tax positions to conform with Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” On January 1, 2006, Federal Signal Corporation changed its method of accounting for share-based awards to conform with Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment.” Additionally, on December 31, 2006, Federal Signal Corporation changed its method of accounting for defined benefit pension and other postretirement benefit plans to conform with SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R).”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Federal Signal Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2008, expressed an unqualified opinion thereon.

Ernst & Young LLP

Chicago, IL
February 26, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
of Federal Signal Corporation

We have audited Federal Signal Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Federal Signal Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Annual Report on Internal Control over Financial Reporting and Attestation Report of the Registered Public Accounting Firm. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Federal Signal Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 of Federal Signal Corporation and our report dated February 26, 2008 expressed an unqualified opinion thereon.

Ernst & Young LLP

Chicago, IL
February 26, 2008

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	($ in millions)

ASSETS
Manufacturing activities:
Current assets
Cash and cash equivalents	$16.0	$19.3
Accounts receivable, net of allowances for doubtful accounts of $5.0 million and $3.0 million, respectively	176.1	192.1
Inventories — Note 2	205.5	174.2
Other current assets	49.1	33.2

Total current assets	446.7	418.8
Properties and equipment — Note 3	97.6	85.7
Other assets
Goodwill — Note 12	406.7	310.6
Intangible assets, net — Note 12	66.0	8.2
Deferred charges and other assets	8.8	9.4

Total manufacturing assets	1,025.8	832.7
Assets of discontinued operations — Note 13	4.5	57.8
Financial services activities — Lease financing and other receivables, net of allowances for doubtful accounts of $3.6 million and $4.0 million, respectively, and net of unearned finance revenue — Note 4	146.8	158.9

Total assets	$1,177.1	$1,049.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Manufacturing activities:
Current liabilities Short-term borrowings — Note 5	$2.6	$30.3
Current portion of long-term borrowings — Note 5	45.4	34.4
Accounts payable	82.7	90.0
Accrued liabilities
Compensation and withholding taxes	33.7	35.9
Customer deposits	34.8	23.0
Other	59.8	48.9

Total current liabilities	259.0	262.5
Long-term borrowings — Note 5	240.7	160.3
Long-term pension and other liabilities	32.3	39.3
Deferred income taxes — Note 6	45.5	20.7

Total manufacturing liabilities	577.5	482.8
Liabilities of discontinued operations — Note 13	16.9	31.2
Financial services activities — Borrowings — Note 5	137.4	149.0

Total liabilities	731.8	663.0
Shareholders’ equity — Notes 9 and 10
Common stock, $1 par value per share, 90.0 million shares authorized, 49.4 million and 49.1 million shares issued, respectively	49.4	49.1
Capital in excess of par value	103.2	99.8
Retained earnings	333.8	290.7
Treasury stock, 1.5 million and 1.5 million shares, respectively, at cost	(30.1)	(30.1)
Accumulated other comprehensive (loss) income
Foreign currency translation, net	15.9	4.2
Net derivative loss, cash flow hedges, net	(2.0)	—
Unrecognized pension and postretirement losses, net	(24.9)	(27.3)

Total	(11.0)	(23.1)

Total shareholders’ equity	445.3	386.4

Total liabilities and shareholders’ equity	$1,177.1	$1,049.4

See notes to consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2007	2006	2005
	($ in millions, except per share data)

Net sales	$1,268.1	$1,211.6	$1,119.0
Costs and expenses
Cost of sales	971.2	927.2	867.5
Selling, engineering, general and administrative	232.8	214.5	193.8
Gain on sale of product line	—	—	(6.7)
Restructuring charges	—	—	0.7

Operating income	64.1	69.9	63.7
Interest expense	25.9	25.0	23.1
Other income (expense)	(4.2)	(2.2)	0.2

Income before income taxes	34.0	42.7	40.8
Income tax benefit (charge) — Note 6	(4.2)	(8.3)	3.1

Income from continuing operations	29.8	34.4	43.9
Discontinued operations — Note 13:
Gain (loss) from discontinued operations and disposal, net of tax (benefit) charge of $5.6 million, $(2.0) million and $(11.5) million, respectively	25.1	(11.7)	(48.5)

Net income (loss)	$54.9	$22.7	$(4.6)

Basic and diluted earnings (loss) per share Earnings from continuing operations	$0.62	$0.72	$0.91
Gain (loss) from discontinued operations and disposal, net of taxes	0.53	(0.25)	(1.01)

Net earnings (loss) per share	$1.15	$0.47	$(0.10)

See notes to consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common	Capital in				Accumulated
	Stock	Excess of			Deferred	Other
	Par	Par	Retained	Treasury	Stock	Comprehensive
	Value	Value	Earnings	Stock	Awards	Loss	Total
	($ in millions)

Balance at December 31, 2004	48.6	94.4	295.8	(13.6)	(3.1)	(9.4)	412.7
Comprehensive income:
Net loss			(4.6)				(4.6)
Foreign currency translation						(8.9)	(8.9)
Unrealized gains on derivatives, net of $0.3 million tax expense						0.5	0.5
Minimum pension liability, net of $5.3 million tax benefit						(8.9)	(8.9)

Comprehensive loss							(21.9)
Cash dividends declared			(11.6)				(11.6)
Share based payments:
Exercise of stock options		0.3					0.3
Stock awards granted	0.2	4.7		(0.1)	(4.8)		—
Amortization of deferred stock awards					2.1		2.1
Treasury stock:
Purchases				(5.0)			(5.0)
Other		(1.2)	(0.7)	0.6	1.0		(0.3)

Balance at December 31, 2005	48.8	98.2	278.9	(18.1)	(4.8)	(26.7)	376.3
Comprehensive loss:
Net income			22.7				22.7
Foreign currency translation						10.0	10.0
Unrealized losses on derivatives, net of $1.3 million tax benefit						(2.2)	(2.2)
Minimum pension liability, net of $2.3 million tax expense						4.0	4.0

Comprehensive income:							34.5
Adjustments to adopt SFAS 158, net of $4.8 million tax benefit						(8.2)	(8.2)
Cash dividends declared			(11.5)				(11.5)
Reclassification of deferred stock awards		(4.8)			4.8		—
Share based payments:
Exercise of stock options		0.5					0.5
Excess tax benefits on share based payments		0.3					0.3
Awards and options	0.3	5.5					5.8
Treasury stock:
Purchases				(12.1)			(12.1)
Other		0.1	0.6	0.1			0.8

Balance at December 31, 2006	$49.1	$99.8	$290.7	$(30.1)	$—	$(23.1)	$386.4
Comprehensive loss:
Net income			54.9				54.9
Foreign currency translation						11.7	11.7
Unrealized losses on derivatives, net of $1.2 million tax benefit						(2.0)	(2.0)
Amortization of pension and postretirement losses, net of $1.8 million tax expense						1.9	1.9

Comprehensive income:							66.5
Adjustments to adopt FIN 48			(0.7)				(0.7)
Adjustments to adopt SFAS 158, net of $0.0 million tax expense			0.4			0.5	0.9
Cash dividends declared			(11.5)				(11.5)
Share based payments:
Stock awards and options	0.3	3.2					3.5
Excess tax benefits on share based payments		0.2					0.2

Balance at December 31, 2007	$49.4	$103.2	$333.8	$(30.1)	$—	$(11.0)	$445.3

See notes to consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2007	2006	2005
	($ in millions)

Operating activities
Net income (loss)	$54.9	$22.7	$(4.6)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Gain) loss on discontinued operations and disposal	(25.1)	11.7	48.5
Non-cash restructuring charges	—	—	0.3
Gain on sale of product line	—	—	(6.7)
Loss on joint venture	0.8	1.9	—
Gain on sale of properties and equipment	—	(1.4)	(2.3)
Depreciation and amortization	21.2	17.9	18.2
Stock option and award compensation expense	3.5	5.8	2.1
Provision for doubtful accounts	1.4	(1.4)	(2.3)
Deferred income taxes	18.3	(2.7)	(39.7)
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions of companies
Accounts receivable	27.9	(21.2)	15.1
Inventories	(25.3)	(15.8)	4.3
Other current assets	0.5	(1.3)	(3.4)
Lease financing and other receivables	12.1	10.4	27.2
Accounts payable	(10.7)	14.3	4.6
Customer deposits	10.6	(10.8)	9.2
Accrued liabilities	(1.0)	(2.1)	(0.1)
Income taxes	(15.1)	2.3	0.5
Pension contributions	(6.7)	(11.3)	(7.7)
Other	(1.8)	6.0	6.7

Net cash provided by continuing operating activities	65.5	25.0	69.9
Net cash (used for) provided by discontinued operating activities	(0.1)	4.7	0.7

Net cash provided by operating activities	65.4	29.7	70.6
Investing activities
Purchases of properties and equipment	(23.5)	(18.2)	(16.6)
Proceeds from sales of properties and equipment	0.7	2.5	10.1
Proceeds from sale of product line	—	—	11.9
Investment in joint venture	—	(2.0)	(0.7)
Payments for acquisitions, net of cash acquired	(147.5)	—	—
Other, net	(1.7)	(0.9)	(1.2)

Net cash (used for) provided by continuing investing activities	(172.0)	(18.6)	3.5
Net cash provided by (used for) discontinued investing activities	65.4	(0.7)	(4.2)

Net cash used for investing activities	(106.6)	(19.3)	(0.7)
Financing activities
(Reduction) increase in short-term borrowings, net	(28.3)	23.7	53.8
Proceeds from issuance of long-term borrowings	230.1	23.6	104.2
Repayment of long-term borrowings	(153.9)	(107.8)	(133.1)
Purchases of treasury stock	—	(12.1)	(5.0)
Cash dividends paid to shareholders	(11.5)	(11.5)	(13.5)
Other, net	0.4	1.1	0.7

Net cash provided by (used for) continuing financing activities	36.8	(83.0)	7.1
Net cash used for discontinued financing activities	—	—	—

Net cash provided by (used for) financing activities	36.8	(83.0)	7.1

Effects of foreign exchange rate changes on cash	1.1	—	—
(Decrease) increase in cash and cash equivalents	(3.3)	(72.6)	77.0
Cash and cash equivalents at beginning of year	19.3	91.9	14.9

Cash and cash equivalents at end of year	$16.0	$19.3	$91.9

See notes to consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

NOTE 1 —	SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation:  The consolidated financial statements include the accounts of Federal Signal Corporation and all of its significant subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Assets and liabilities of foreign subsidiaries, other than those whose functional currency is the US dollar, are translated at current exchange rates with the related translation adjustments reported in stockholders’ equity as a component of accumulated other comprehensive income (loss). Income statement accounts are translated at the average exchange rate during the period. Where the US dollar is considered the functional currency, monetary assets and liabilities are translated at current exchange rates with the related adjustment included in net income. Non-monetary assets and liabilities are translated at historical exchange rates. The Company incurs foreign currency transaction gains/losses relating to assets and liabilities that are denominated in a currency other than the functional currency. For 2007, 2006 and 2005, the Company incurred foreign currency transaction losses, included in other expenses in the Statement of Operations, of $1.2 million, $0.7 million and $0.6 million, respectively.

Principles of consolidation:  The consolidated financial statements include the accounts of Federal Signal Corporation and all of its subsidiaries. All significant intercompany balances and transactions have been eliminated.

Changes in presentation:  Certain balances in 2006 have been reclassified to conform to the 2007 presentation. The effect of this has been to reclassify $11.4 million from current liabilities to long-term pension and other liabilities in 2006.

Cash equivalents:  The Company considers all highly liquid investments with a maturity of three-months or less, when purchased, to be cash equivalents.

Accounts receivable, lease financing and other receivables and allowances for doubtful accounts: A receivable is considered past due if payments have not been received within agreed upon invoice terms. The Company’s policy is generally to not charge interest on trade receivables after the invoice becomes past due, but to charge interest on lease receivables. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments on the outstanding accounts receivable and outstanding lease financing and other receivables. The allowances are each maintained at a level considered appropriate based on historical and other factors that affect collectibility. These factors include historical trends of write-offs, recoveries and credit losses; portfolio credit quality; and current and projected economic and market conditions. If the financial condition of the Company’s customers were to deteriorate, resulting in a reduced ability to make payments, additional allowances may be required.

Inventories:  The Company’s inventories are stated at the lower of cost or market. At December 31, 2007 and 2006, approximately 58% and 43% of the Company’s inventories were costed using the FIFO method, respectively. The remaining portion of the Company’s inventories is costed using the LIFO (last-in, first-out) method. Included in the cost of inventories are raw materials, direct wages and associated production costs.

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

The Company adopted Statement 123(R) on January 1, 2006 using the modified prospective method in which compensation cost is recognized (a) based on the requirements of Statement 123(R) for all share-based payments granted after January 1, 2006 and (b) based on the requirements of Statement 123(R) for all awards granted to employees prior to January 1, 2006 that remained unvested on January 1, 2006. The fair value of options is estimated using a Black-Scholes option pricing model. Results for prior periods have not been restated.

Accordingly, the adoption of Statement 123(R)’s fair value method reduced the Company’s income before taxes by $2.3 million in the year ended December 31, 2006. Had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 9.

Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow. This requirement decreased net operating cash flows and increased net financing cash flows by $0.2 million and $0.3 million in the years ended December 31, 2007 and 2006, respectively. The amount included in operating cash flows recognized for such excess tax deductions was $0.3 million in the year ended December 31, 2005.

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

The Company formally documents its hedge relationships, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. Derivatives are recorded in the consolidated balance sheets at fair value in other deferred charges and assets and other accrued liabilities. This process includes linking derivatives that are designated as hedges of specific forecast transactions. The Company also formally assesses, both at inception and at least quarterly thereafter, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in either the fair value or cash flows of the hedged item. If it is determined that a derivative ceases to be a highly effective hedge, or if the anticipated transaction is no longer likely to occur, the Company discontinues hedge accounting, and any deferred gains or losses are recorded in selling, general and administrative expenses. Amounts related to terminated interest rate swaps are deferred and amortized as an adjustment to interest expense over the original period of interest exposure, provided the designated liability continues to exist or is probable of occurring.

Earnings (loss) per share:  Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average common shares outstanding, which totaled 47.9 million, 48.0 million and 48.2 million for 2007, 2006 and 2005, respectively. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average common shares outstanding plus additional common shares that would have been outstanding assuming the exercise of stock options that are dilutive. The Company uses the treasury stock method to calculate dilutive shares. In 2005, 0.1 million employee stock options were considered potential dilutive common shares, but were required to be excluded from the denominator of the calculation as anti-dilutive, due to the net loss for the year ended December 31, 2005. The weighted average number of shares outstanding for diluted earnings (loss) per share were 47.9 million, 48.0 million and 48.2 million for 2007, 2006 and 2005, respectively. In 2007, 2006 and 2005, options to purchase 2.4 million, 2.6 million and 2.7 million shares of common stock were outstanding, respectively.

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

Net sales:  Net sales are net of returns and allowances. Returns and allowances are calculated and recorded as a percentage of revenue based upon historical returns. Gross sales includes sale of products, lease financing revenues and billed freight related to product sales. Freight and lease financing revenues have not historically comprised a material component of gross sales.

Product shipping costs:  Product shipping costs are expensed as incurred and are included in cost of sales.

Postretirement benefits: In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132R (’SFAS 158’). Companies were required to adopt certain provisions of SFAS 158 for the fiscal year ended December 31, 2006. Under SFAS 158, the funded status of each pension and other postretirement benefit plan at the year-end measurement date is required to be reported as an asset (for overfunded plans) or a liability (for underfunded plans), replacing the accrued or prepaid asset currently recorded and reversing any amounts previously recorded with respect to any additional minimum liability.

SFAS 158 requires disclosure of the incremental effect of adopting the standard on individual line items of the balance sheet. Adopting SFAS 158 at December 31, 2006 had the following effect on retirement benefit-related amounts reported in the balance sheet:

Incremental Effect of Adopting SFAS 158
December 31, 2006

	Before Adoption of	Adjustments to	After Adoption of
	SFAS 158*	Adopt SFAS 158	SFAS 158
	Increase/(decrease)

Assets:
Noncurrent benefit asset	$12.3	$(12.3)	$—
Intangible asset	0.4	(0.4)	—
Deferred tax asset **	11.5	4.8	16.3
Liabilities:
Noncurrent benefit liability	$21.7	$(0.7)	$21.0
Shareholders’ Equity:
Accumulated Other Comprehensive Income	$(19.1)	$(8.2)	$(27.3)

*	Includes effects of additional minimum liability, if any, that would have been recognized at December 31, 2007.

**	Assumes a 37% tax rate.

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

The Company also adopted the measured date provisions of SFAS 158 as of December 31, 2007. Previously, the Company’s non-US defined benefit plan had a September 30 measurement date. The effect of this adoption increased pension assets and retained earnings by $0.4 million.

Investments: In 2005, the Company entered into an agreement with the Shanghai Environmental Sanitary Vehicle and Equipment Factory (SHW) and United Motor Works (UMW) to form a joint venture to manufacture specialty vehicles in the Peoples Republic of China. The joint venture is initially intended to provide a platform for our Environmental Solutions Group’s (ESG) expansion into Asia and globally. Our investment in the joint venture is accounted for under the equity method in accordance with APB No. 18. The Company’s 50% interest in the venture does not represent a controlling interest. The investment is carried at cost or less, adjusted to reflect our proportionate share of income or loss. The Company would recognize a loss on this investment should there be an other-than-temporary loss in value of the investment. Losses related to the joint venture are included in other expenses in the Statements of Operations and amounted to $3.3 million, $1.9 million, and $0.0 million in each of the three years ended December 31, 2007, 2006, and 2005, respectively. Our investment in the China joint venture is included together with “Other deferred charges and assets” in the Consolidated Balance Sheet. The carrying amount of this investment was $0.0 million and $0.8 million at December 31, 2007 and 2006, respectively.

NOTE 2 —	INVENTORIES

Inventories at December 31 are summarized as follows:

	2007	2006

Raw materials	$79.4	$73.9
Work in process	49.8	40.8
Finished goods	76.3	59.5

Total inventories	$205.5	$174.2

If the Company had used the first-in, first-out cost method exclusively, which approximates replacement cost, inventories would have aggregated $220.1 million and $187.9 million at December 31, 2007 and 2006, respectively.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data) — (Continued)

NOTE 3 —	PROPERTIES AND EQUIPMENT

Properties and equipment at December 31 are summarized as follows:

	2007	2006

Land	$8.1	$7.6
Buildings and improvements	54.1	49.3
Machinery and equipment	227.6	205.7
Accumulated depreciation	(192.2)	(176.9)

Total properties and equipment	$97.6	$85.7

NOTE 4 —	LEASE FINANCING AND OTHER RECEIVABLES

As an added service to its customers, the Company is engaged in financial services activities. These activities primarily consist of providing long-term financing for certain US customers purchasing vehicle-based products from the Company’s Fire Rescue and Environmental Solutions groups. A substantial portion of these receivables is due from municipalities and volunteer fire departments. Financing is provided through sales-type lease contracts with terms that generally range from one to fifteen years. The amounts recorded as lease financing receivables represent amounts equivalent to normal selling prices less subsequent customer payments.

Leases past due more than 90 days are evaluated and a determination made whether or not to place the lease in a non-accrual status based upon customer payment history and other relevant information at the time of the evaluation.

Financial service revenues totaled $7.4 million, $8.2 million and $9.6 million in 2007, 2006 and 2005 respectively. The decline in 2007 and 2006 reflects the continued runoff of the Company’s industrial leasing portfolio and lower financings of municipal product sales.

Lease financing and other receivables will become due as follows: $67.3 million in 2008, $21.3 million in 2009, $17.1 million in 2010, $13.6 million in 2011, $11.3 million in 2012 and $19.8 million thereafter. At December 31, 2007 and 2006, unearned finance revenue on these leases aggregated $15.2 million and $19.2 million, respectively.

NOTE 5 —	DEBT

Short-term borrowings at December 31 consisted of the following:

	2007	2006

Capital lease obligations	$1.8	$—
Revolving Credit Facility	—	21.8
Other foreign lines of credit	0.8	8.5

Total short-term borrowings	$2.6	$30.3

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data) — (Continued)

Long-Term Borrowings at December 31 consisted of the following:

	2007	2006

6.79% Unsecured Private Placement note with annual installments of $10.0 million due 2007-2011	$40.0	$50.0
6.37% Unsecured Private Placement note with annual installments of $10.0 million due 2005-2008	10.0	20.0
6.60% Unsecured Private Placement note with annual installments of $7.1 million due 2005-2011	28.6	35.7
4.93% Unsecured Private Placement note with annual installments of $8.0 million due 2008-2012	40.0	40.0
5.24% Unsecured Private Placement note due 2012	60.0	60.0
Unsecured Private Placement note, floating rate (5.87% and 6.41% at December 31, 2007 and 2006, respectively) due 2008-2013	50.0	50.0
Second Amended Loan Agreement (described below), due 2007-2017	96.6	90.7
Alternative Currency Facility (within Revolving Credit Facility)	32.6	—
Revolving Credit Facility	66.0	—
Other	—	0.7

	423.8	347.1
Fair value of interest rate swaps	(1.0)	(4.6)
Unamortized balance of terminated fair value interest rate swaps	0.7	1.2

	423.5	343.7
Less current maturities, excluding financial services activities	(45.4)	(34.4)
Less financial services activities — borrowings	(137.4)	(149.0)

Total long-term borrowings, net	$240.7	$160.3

On April 25, 2007, the Company entered into the Second Amended and Restated Credit Agreement (“Second Amended Credit Agreement”) thereby replacing its previous Revolving Credit Facility. The Second Amended Credit Agreement provided for borrowings up to $250.0 million and matures April 25, 2012. Borrowings under the Second Amended Credit Agreement bear interest, at the Company’s options, at either the Base Rate or LIBOR, plus an applicable margin. The applicable margin ranges from 0.00% to 0.75% for Base Rate borrowings and 1.00% to 2.00% for LIBOR borrowings depending on the Company’s total indebtedness to capital ratio.

On September 6, 2007 Federal Signal of Europe B.V. y CIA, SC a subsidiary of the Company, entered into a Supplemental Agreement to the Company’s Second Amended and Restated Credit Agreement (“Alternative Currency Facility”) whereby Federal Signal of Europe B.V. y CIA, SC, became a Designated Alternative Currency Borrower for the purpose of making swing loans denominated in Euros.

The Second Amended Credit Agreement contains certain financial covenants for each fiscal quarter ending on or after March 31, 2007 that includes maintaining an interest coverage ratio of not less than 3.0 to 1.0.

As of December 31, 2007, €22.5 million, or $32.6 million, was drawn on the Alternative Currency Facility and $66.0 million was drawn on the Second Amended Credit Agreement for a total of $98.6 million drawn under the Second Amended Credit Agreement leaving available borrowings of $151.4 million.

Weighted average interest rates on short-term borrowings were 6.95% and 7.60% at December 31, 2007 and 2006, respectively.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data) — (Continued)

On March 24, 2005, E-One, Inc. (“E-One”), a wholly-owned subsidiary of Federal Signal Corporation, entered into a loan agreement with Banc of America Leasing & Capital, LLC (the “Loan Agreement”) under a nonrecourse loan facility (the “Facility”). E-One’s indebtedness and other obligations under the Loan Agreement are payable out of certain customer leases of emergency equipment and other collateral as described in the Loan Agreement. Under the Loan Agreement, E-One may borrow additional amounts under the Facility, at the discretion of the lender, in an amount equal to 95% of the net present value of any additional customer leases included under the Facility.

In December 2007, the Loan Agreement was amended to include customer leases of E-One Inc., E-One New York, Inc., Elgin Sweeper Company and Vactor Manufacturing, Inc. under the Facility (“Amended Loan Agreement”).

The Amended Loan Agreement contains covenants and events of default that are ordinary and customary for similar credit facilities. At the election of the Company, upon each new draw down to increase the loan, the Amended Loan Agreement bears interest at a fixed rate or a floating LIBOR rate. The $96.6 million outstanding at December 31, 2007 bore interest at an average fixed rate of 5.95% as of December 31, 2007. The obligations under the Amended Loan Agreement are nonrecourse to the Company, except with respect to certain representations and warranties.

Aggregate maturities of total borrowings amount to approximately $81.8 million in 2008, $44.3 million in 2009, $60.7 million in 2010, $37.3 million in 2011, $176.5 million in 2012 and $25.8 million thereafter. The fair values of these borrowings aggregated $430.1 million and $381.8 million at December 31, 2007 and 2006, respectively. Included in 2008 maturities of $81.8 million are $33.8 million attributable to financial services borrowings and $2.6 million of short-term revolving debt.

For each of the above Private Placement notes, significant covenants consist of a maximum debt-to-capitalization ratio and minimum net worth. At December 31, 2007, all of the Company’s retained earnings were free of any restrictions and the Company was in compliance with the financial covenants and agreements.

At December 31, 2007 and 2006, deferred financing fees totaled $1.5 million and $1.0 million, respectively, and are included in other deferred charges and assets on the balance sheet.

The Company paid interest of $26.2 million in 2007, $24.4 million in 2006 and $24.8 million in 2005. See Note 8 regarding the Company’s utilization of derivative financial instruments relating to outstanding debt.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data) — (Continued)

NOTE 6 —	INCOME TAXES

The provision/(benefit) for income taxes for each of the three years in the period ended December 31, 2007 consisted of the following:

	2007	2006	2005

Current:
Federal	$(20.8)	$5.9	$28.4
Foreign	6.8	4.9	7.1
State and local	(0.1)	0.2	1.1

	(14.1)	11.0	36.6
Deferred:
Federal	17.9	(3.4)	(38.9)
Foreign	(0.1)	0.2	(0.4)
State and local	0.5	0.5	(0.4)

	18.3	(2.7)	(39.7)

Total income taxes	$4.2	$8.3	$(3.1)

Differences between the statutory federal income tax rate and the effective income tax rate for each of the three years in the period ended December 31, 2007 are summarized below:

	2007	2006	2005

Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	1.2	1.5	1.6
Tax-exempt interest	(5.8)	(5.1)	(6.1)
Dividend repatriation	(5.8)	—	(6.2)
Strategy relating to sale of U.K. lighting business	—	—	(4.6)
Exports benefit	—	(2.3)	(1.9)
Tax reserves	2.9	(4.4)	(19.5)
R&D tax credits	(2.8)	(1.9)	(1.5)
Foreign tax effects	(5.2)	(1.5)	(4.5)
Valuation allowances	0.3	(0.7)	1.2
Foreign financing strategies	(2.8)	—	—
Capital loss — Canadian legal entity restructuring	(4.2)	—	—
Other, net	(0.3)	(1.2)	(1.1)

Effective income tax rate	12.5%	19.4%	(7.6)%

The Company’s 2005 effective tax rate of (7.6)% reflected a benefit of $6.0 million primarily due to a reduction in reserves in the 2005 second quarter associated with the completion of an audit of the Company’s US tax returns which encompassed the years 1999 through 2003.

On October 22, 2004, the American Jobs Creation Act was signed into law. One provision of the legislation allowed certain repatriated foreign earnings to be taxed at 5.25%, provided certain provisions are met. During 2005, the Company recognized a tax benefit of approximately $2.5 million related to the repatriation of foreign earnings under the Act.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data) — (Continued)

Deferred income tax assets and liabilities at December 31 are summarized as follows:

	2007	2006	2005

Deferred tax assets:
Accrued expenses	$20.3	$14.6	$11.8
Net operating loss, capital loss, alternative minimum tax, research and development, and foreign tax credit carry forwards	42.7	33.9	20.8
Other	(3.2)	9.3	9.1

Gross deferred tax assets	59.8	57.8	41.7
Valuation allowance	(17.8)	(5.4)	(3.4)

Total deferred tax assets	42.0	52.4	38.3
Deferred tax liabilities:
Depreciation and amortization	(65.5)	(48.6)	(36.3)
Revenue recognition	(0.8)	(0.3)	(2.7)
Pension liabilities	(6.4)	(4.9)	(3.5)
Undistributed earnings of non-US subsidiary	(0.7)	(0.4)	(0.2)

Gross deferred tax liabilities	(73.4)	(54.2)	(42.7)

Net deferred tax liability	$(31.4)	$(1.8)	$(4.4)

Federal and state income taxes have not been provided on accumulated undistributed earnings of certain foreign subsidiaries aggregating approximately $76.9 million at December 31, 2007, as such earnings have been reinvested in the business. The determination of the amount of the unrecognized deferred tax liability related to the undistributed earnings is not practicable.

The deferred tax asset for tax loss carryforwards includes state net operating loss carryforwards of $1.5 million, which will begin to expire in 2019; foreign net operating loss carryforwards of $4.0 million of which $2.3 million has an indefinite life; $12.6 million for capital loss carryforwards that will expire in 2012. The deferred tax asset for tax credit carryforwards includes US research tax credit carryforwards of $5.6 million, which will begin to expire in 2022, US foreign tax credits of $14.5 million, which will begin to expire in 2013 and US alternative minimum tax credit carryforwards of $4.5 million with no expiration.

Valuation allowances totaling $17.8 million have been established and include $1.4 million related to state net operating loss carryforwards and $3.8 million related to the foreign net operating loss carryforwards and $12.6 million related to capital loss carryforwards.

The net deferred tax liability at December 31 is classified in the balance sheet as follows:

	2007	2006	2005

Current net deferred tax assets (included in Other current assets in the Consolidated Balance Sheets)	$14.1	$18.9	$11.9
Long-term net deferred tax liability	(45.5)	(20.7)	(16.3)

	$(31.4)	$(1.8)	$(4.4)

The Company paid income taxes of $7.0 million in 2007, $6.9 million in 2006 and $9.8 million in 2005.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data) — (Continued)

Income from continuing operations before taxes for each of the three years in the period ended December 31, 2007 consisted of the following:

	2007	2006	2005

United States	$9.1	$27.3	$14.9
Non-US	24.9	15.4	25.9

	$34.0	$42.7	$40.8

On January 1, 2007, the Company adopted the provisions of FIN 48. As a result, an increase of $0.7 million in the liability for unrecognized tax benefits and a $0.7 million reduction in retained earnings were booked in 2007.

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

Balance at January 1, 2007	$6.2
Increases related to current year tax positions	1.8
Increases from prior period positions	0.6
Decreases due to lapse of statute of limitations	(0.2)
Decreases from prior periods	(0.1)

Balance at December 31, 2007	$8.3

Included in the unrecognized tax benefits of $8.3 million at December 31, 2007 was $5.8 million of tax benefits that if recognized, would reduce our annual effective tax rate. The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. Interest and penalties amounting to $1.5 million and $0.2 million respectively are included in the consolidated balance sheet but are not included in the table above. We do not expect our unrecognized tax benefits to change significantly over the next 12 months.

We file US, state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2004 through 2007 tax years generally remain subject to examination by federal and most state tax authorities. In significant foreign jurisdictions, the 2002 through 2007 tax years generally remain subject to examination by their respective tax authorities.

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

The Company uses a December 31 measurement date for its US and non-US benefit plans in accordance with SFAS 158.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data) — (Continued)

The components of net periodic pension expense for each of the three years in the period ended December 31, 2007 are summarized as follows:

	US Benefit Plans			Non-US Benefit Plan
	2007	2006	2005	2007	2006	2005

Company-sponsored plans
Service cost	$1.8	$4.3	$4.8	$0.2	$0.2	$0.2
Interest cost	8.8	8.6	8.2	3.1	2.7	2.8
Expected return on plan assets	(10.9)	(9.9)	(8.8)	(4.2)	(3.8)	(3.6)
Amortization of actuarial loss	1.6	1.4	1.8	0.6	0.6	0.7
Amortization of prior service cost	—	0.1	0.1	—	—	—
Curtailment charge	—	1.3	—	—	—	—
Other	—	—	(0.3)	—	—	—

	1.3	5.8	5.8	(0.3)	(0.3)	0.1
Multiemployer plans	0.2	0.3	0.3	—	—	—

Net periodic pension expense (income)	$1.5	$6.1	$6.1	$(0.3)	$(0.3)	$0.1

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

The following table summarizes the weighted-average assumptions used in determining pension costs in each of the three years in the period ended December 31, 2007:

	US Benefit Plans			Non-US Benefit Plan
	2007	2006	2005	2007	2006	2005

Discount rate	6.0%	6.1%	6.0%	5.8%	5.2%	5.8%
Rate of increase in compensation levels	3.5%	3.5%	3.5%	N/A*	NA*	NA*
Expected long term rate of return on plan assets	8.5%	8.5%	9.0%	6.9%	7.0%	8.3%

*	Non-US plan benefits are not adjusted for compensation level changes

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data) — (Continued)

The following summarizes the changes in the projected benefit obligation and plan assets, the funded status of the Company-sponsored plans and the major assumptions used to determine these amounts at December 31:

	US Benefit Plans		Non-US Benefit Plan
	2007	2006	2007	2006

Change in Benefit Obligation
Benefit obligation, beginning of year	$143.2	$153.2	$59.0	$52.2
Service cost	1.8	4.3	0.2	0.2
Interest cost	8.8	8.6	3.1	2.7
Plan amendments	—	(4.4)	—	—
Actuarial (gain)/loss	(6.4)	(9.3)	2.1	0.6
Benefits paid	(4.9)	(9.2)	(3.9)	(2.5)
Other	—	—	0.8	5.8

Benefit obligation, end of year	$142.5	$143.2	$61.3	$59.0

Accumulated benefit obligation, end of year	$129.8	$131.2	$61.3	$59.0

The following table summarizes the weighted-average assumptions used in determining benefit obligations as of December 31, 2007 and 2006:

	US Benefit Plans		Non-US Benefit Plan
	2007	2006	2007	2006

Discount rate	6.5%	6.0%	5.8%	5.2%
Rate of increase in compensation levels	3.5%	3.5%	N/A	N/A
Change in Plan Assets

	US Benefit Plans		Non-US Benefit Plan
	2007	2006	2007	2006

Fair value of plan assets, beginning of year	$125.0	$107.8	$58.7	$48.8
Actual return on plan assets	7.8	16.4	5.7	5.4
Company contribution	5.0	10.0	1.7	1.3
Benefits and expenses paid	(4.9)	(9.2)	(3.9)	(2.5)
Other	—	—	1.1	5.7

Fair value of plan assets, end of year	$132.9	$125.0	$63.3	$58.7

The amounts included in Other in the preceding tables reflect the impact of the change in measurement date from September 30 to December 31 and foreign exchange translation for the non-US benefit plan.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data) — (Continued)

The following table summarizes the Company’s asset allocations for its benefits plans as of December 31, 2007 and 2006 and the target allocation for 2008 by asset category:

	US Benefit Plans			Non-US Benefit Plan
	Target	Percentage of		Target	Percentage of
	Percent	Plan Assets as of December 31		Percent	Plan Assets as of December 31,
	2008	2007	2006	2008	2007	2006

Equity securities	60-85%	74%	81%	50-70%	60%	67%
Fixed income securities	10-30%	16%	19%	30-50%	30%	31%
Alternative investments	0-15%	10%	—	—	—	—
Cash	—	—	—	—	10%	2%

Total		100%	100%		100%	100%

The investment strategy for the US benefit plans is to 1) maintain a diversified portfolio that can provide a weighted-average target return of 8.5% or more, 2) maintain liquidity to meet obligations and 3) prudently manage administrative and management costs. The plan invests in equity, alternative and fixed income instruments. The asset allocation is reviewed regularly and portfolio investments are rebalanced periodically when considered appropriate. The use of derivatives is allowed in limited circumstances. The plan held no derivatives during the years ended December 31, 2007 and 2006.

Plan assets for the non-US benefit plan consist principally of a diversified portfolio of equity securities, U.K. government obligations and fixed interest securities.

As of December 31, 2007 and 2006, equity securities included 0.2 million shares of the Company’s common stock valued at $2.7 million and $3.8 million, respectively. Dividends paid on the Company’s common stock to the pension trusts aggregated $0.1 million in each of the years ended December 31, 2007 and 2006.

	US Benefit Plans		Non-US Benefit Plan
	2007	2006	2007	2006

Funded status, end of year
Fair value of plan assets	$132.9	$125.0	$63.3	$58.7
Benefit obligations	142.5	143.2	61.3	59.0

Funded status	$(9.6)	$(18.2)	$2.0	$(0.3)

Amounts recognized in the Balance Sheet consist of:

	US Benefit Plans		Non-US Benefit Plan
	2007	2006	2007		2006

Noncurrent liability	$(9.6)	$(18.2)	$	N/A	$(0.3)
Prepaid benefit cost	N/A	N/A		2.0	N/A
Accrued benefit liability	N/A	N/A		N/A	N/A
Intangible asset	N/A	N/A		N/A	N/A
Accumulated other comprehensive loss, pre-tax	26.1	31.0		13.2	12.6

Net amount recognized	$16.5	$12.8		$15.2	$12.3

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data) — (Continued)

Amounts recognized in Accumulated Other Comprehensive Income consist of:

	US Benefit Plans		Non-US Benefit Plan
	2007	2006	2007	2006

Net actuarial loss	$25.7	$30.6	$13.2	$12.6
Prior service cost	0.4	0.4	—	—

Net amount recognized, pre-tax	$26.1	$31.0	$13.2	$12.6

The Company expects $1.4 million relating to amortization of the actuarial loss to be amortized from Accumulated Other Comprehensive Income into Net Periodic Benefit Cost in 2008.

The Company expects to contribute up to $10.0 million to the US benefit plans in 2008 and approximately $1.5 million to the non-US plan. Future contributions to the plans will be based on such factors as annual service cost as well as impacts to plan asset values, interest rate movements and benefit payments.

The following table presents the benefits expected to be paid under the Company’s defined benefit plans in each of the next five years, and in aggregate for the five years thereafter:

	US Benefit	Non-US
	Plans	Benefit Plan

2008	$4.9	$3.0
2009	5.2	3.1
2010	5.6	3.4
2011	6.1	3.6
2012	6.8	3.7
2013-2017	43.3	21.2

The Company also sponsors a number of defined contribution pension plans covering a majority of its employees. Through 2006 participation in the plans was at each employee’s election and Company contributions to these plans were based on a percentage of employee contributions. Effective January 1, 2007, participation is via automatic enrollment; employees may elect to opt out of the plan. Company contributions to the plan are now based on employees’ age and service as well as a percentage of employee contributions.

The cost of these plans during each of the three years in the period ended December 31, 2007, was $9.9 million in 2007, $5.6 million in 2006 and $5.7 million in 2005.

Prior to September 30, 2003, the Company also provided medical benefits to certain eligible retired employees. These benefits were funded when the claims were incurred. Participants generally became eligible for these benefits at age 60 after completing at least fifteen years of service. The plan provided for the payment of specified percentages of medical expenses reduced by any deductible and payments made by other primary group coverage and government programs. Effective September 30, 2003, the Company amended the retiree medical plan and effectively canceled coverage for all eligible active employees except for retirees and a limited group that qualified under a formula based on age and years of service. Accumulated postretirement benefit liabilities of $2.3 million and $2.5 million at December 31, 2007 and 2006, respectively, were fully accrued. The net periodic postretirement benefit costs have not been significant during the three-year period ended December 31, 2007.

NOTE 8 —	DERIVATIVE FINANCIAL INSTRUMENTS

Derivative financial instruments are reported on the balance sheet at their respective fair values. Changes in fair value are recognized either in earnings or equity, depending on the nature of the underlying exposure being hedged and how effective a derivative is at offsetting price movements in the underlying exposure. The Company’s derivative positions existing at December 31, 2007 qualified for hedge accounting under SFAS No. 133, except as described below. Derivatives documentation policies comply with the requirements of SFAS No. 133.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data) — (Continued)

To manage interest costs, the Company utilizes interest rate swaps in combination with its funded debt. Interest rate swaps executed in conjunction with long-term private placements effectively convert fixed rate debt to variable rate debt. At December 31, 2007, the Company’s receive fixed, pay variable swap agreements with financial institutions terminate in varying amounts between 2008 and 2012. These agreements are designated as fair value hedges. In the second quarter of 2005, the Company de-designated a fair value hedge. The derivative does not qualify for hedge accounting under SFAS No. 133 and is marked-to-market with the offsetting adjustment recorded to income.

At December 31, 2007, the Company was also party to interest rate swap agreements with financial institutions in which the Company pays interest at a fixed rate and receives interest at variable LIBOR rates. These derivative instruments terminate in varying amounts between 2008 and 2010. These interest rate swap agreements are designated as cash flow hedges. In the second quarter of 2005, the Company entered into an interest rate swap which was not designated as a hedge and is marked-to-market with the offsetting adjustment recorded to income.

The fair values of interest rate swaps are based on quotes from financial institutions. The following table summarizes the Company’s interest rate swaps at December 31, 2007 and 2006:

	Fair Value Swaps		Cash Flow Swaps
	2007	2006	2007	2006

Notional amount	$138.7	$147.9	$135.0	$85.0
Fair value	(1.3)	(7.2)	(0.9)	1.6%
Average pay rate	7.7%	8.0%	6.0%	6.9%
Average receive rate	6.8%	6.0%	6.1%	7.6%

In 2007 and 2006, the Company cancelled various interest rate swaps associated with its debt portfolio in response to movements in the interest rate market. These transactions resulted in net cash payments of $0.3 million and $1.9 million in 2007 and 2006, respectively. The associated losses on the interest rate swaps are being amortized to interest expense over the life of the underlying debt. As of December 31, 2007 and 2006, the Company had unamortized gains of $0.8 million and $1.2 million, respectively.

The Company manages the volatility of cash flows caused by fluctuations in currency rates by entering into foreign exchange forward contracts and options. These derivative instruments may be designated as cash flow hedges that hedge portions of the Company’s anticipated third-party purchases and forecast sales denominated in foreign currencies. The Company also enters into foreign exchange contracts that are not intended to qualify for hedge accounting in accordance with SFAS 133, but are intended to offset the effect on earnings of foreign currency movements on short and long term intercompany transactions. Gains and losses on these derivative instruments are recorded through earnings.

The following table summarizes the Company’s foreign exchange contracts at December 31, 2007 and 2006:

	2007		2006
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value

Foreign exchange forwards	$55.9	$(3.2)	$7.2	$(0.2)
Options	10.3	—	8.4	—

Total	$66.2	$(3.2)	$15.6	$(0.2)

The Company expects $2.9 million of net losses on cash flow hedges that are reported in accumulated other comprehensive income as of December 31, 2007 to be reclassified into earnings in 2008 as the respective hedged transactions affect earnings.

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

The weighted average fair value of options granted during 2007, 2006 and 2005 was $5.68, $6.21 and $4.93, respectively. The fair value of each option grant was estimated using the Black-Scholes option pricing model with the following assumptions:

	2007	2006	2005

Dividend yield	1.7%	1.3%	1.7%
Expected volatility	31%	30%	27%
Risk free interest rate	4.4%	4.6%	4.2%
Weighted average expected option life in years	7	7	8

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

Stock option activity for the three years ended December 31, 2007 was as follows:

	Option Shares			Weighted Average Exercise Price
	2007	2006	2005	2007	2006	2005
	(In millions)

Outstanding at beginning of year	2.6	2.7	2.6	$18.15	$19.15	$19.84
Granted	0.5	0.6	0.6	15.69	16.93	15.69
Cancelled or expired	(0.6)	(0.7)	(0.5)	19.67	21.26	19.09
Exercised	(0.1)	(0.0)	(0.0)	15.06	16.23	15.26

Outstanding at end of year	2.4	2.6	2.7	$17.47	$18.15	$19.15

Exercisable at end of year	1.5	1.7	1.8	$18.28	$18.84	$20.19

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data) — (Continued)

The following table summarizes information concerning stock options outstanding as of December 31, 2007 under all plans:

	Options Outstanding			Options Exercisable
			Weighted		Weighted
		Weighted	Average		Average
		Average	Exercise		Exercise
Range of Exercise Prices	Shares	Remaining Life	Price	Shares	Price
	(In millions)	(In years)		(In millions)

$12.00 - $16.00	0.3	6.7	$14.46	0.2	$15.03
16.01 - 18.00	1.3	7.5	16.37	0.6	16.32
18.01 - 20.00	0.4	4.5	18.84	0.3	18.83
20.01 - 22.00	0.3	2.0	21.38	0.3	21.38
22.01 - 26.40	0.1	2.9	23.55	0.1	23.55

	2.4	6.1	$17.47	1.5	$18.28

The exercise price of stock options outstanding and exercisable at December 31, 2007 exceeded the market value and therefore, the aggregate intrinsic value was zero. The closing price on December 31, 2007 was $11.22.

The following table illustrates the effect on net income and earnings per share for the year ended December 31, 2005 if the Company had applied fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, to all stock-based employee compensation. For purposes of pro forma disclosure, the estimated fair value of the options using a Black-Scholes option pricing model is amortized to expense over the option’s vesting period.

2005

Reported net loss	$(4.6)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	1.3
Deduct: Total stock-based employee compensation expense determined under the fair-value method for all awards, net of related tax effects	(2.6)

Pro forma net loss	$(5.9)

Basic and diluted loss per common share:
Reported loss per share	$(0.10)
Pro forma loss per share	$(0.12)

Restricted stock awards are granted to employees at no cost. Through 2004, these awards primarily vested at the rate of 25% annually commencing one year from the date of award, provided the recipient was still employed by the Company on the vesting date. Beginning in 2005, awards primarily cliff vest at the third anniversary from the date of award, provided the recipient is still employed by the Company on the vesting date. The cost of restricted stock awards, based on the fair market value at the date of grant, is being charged to expense over the respective

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data) — (Continued)

vesting periods. The following table summarizes restricted stock grants for the twelve month period ended December 31, 2007:

	Number of	Weighted Average
(Shares in millions)	Restricted Shares	Price per Share

Outstanding and non-vested at December 31, 2006	0.6	$16.70
Granted	0.4	15.43
Vested	(0.1)	14.23
Cancelled	(0.1)	16.65

Outstanding and non-vested at December 31, 2007	0.8	$16.28

The total compensation expense related to all share-based compensation plans was $3.5 million, $5.8 million, and $2.1 million for the years ended December 31, 2007, 2006 and 2005, respectively. Also, as of December 31, 2007, the total remaining unrecognized compensation cost related to awards of stock options amounted to $3.3 million, which will be amortized over the weighted-average period of approximately 1.4 years.

NOTE 10 —	SHAREHOLDERS’ EQUITY

The Company’s board of directors has the authority to issue 90.0 million shares of common stock at a par value of $1 per share. The holders of common stock (i) may receive dividends subject to all of the rights of the holders of preference stock, (ii) shall be entitled to share ratably upon any liquidation of the Company in the assets of the Company, if any, remaining after payment in full to the holders of preference stock and (iii) receive one vote for each common share held and shall vote together share for share with the holders of voting shares of preference stock as one class for the election of directors and for all other purposes. The Company has 49.4 million and 49.1 million common shares issued as of December 31, 2007 and 2006, respectively. Of those amounts 47.9 million and 47.6 million common shares were outstanding as of December 31, 2007 and 2006, respectively.

The Company’s board of directors is also authorized to provide for the issuance of 0.8 million shares of preference stock at a par value of $1 per share. The authority of the board of directors includes, but is not limited to, the determination of the dividend rate, voting rights, conversion and redemption features and liquidation preferences. The Company has not issued any preference stock as of December 31, 2007.

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

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data) — (Continued)

NOTE 11 —	ACQUISITIONS

On January 15, 2007, the Company acquired the net assets of Codespear LLC, a Birmingham, Michigan based, privately held developer of specialized software used in emergency management situations, for $16.6 million in cash plus an additional $0.8 million payment based on working capital and contingent consideration adjustments which were finalized in the third quarter. In addition, there are potential additional earnout payments for up to three years following the transaction, if specific performance targets are met. Any additional payments related to this contingency will be accounted for as additional goodwill. As of December 31, 2007 as a result of the acquisition, the Company recorded the addition of $12.2 million of goodwill, none of which is deductible for tax purposes, and $5.2 million of acquired developed software. The results since the date of acquisition have been included in the Safety and Security Systems segment.

On July 25, 2007, the Company acquired the net assets of Riverchase Technologies, a software development firm that specializes in serving the municipal safety market and includes a suite of products for small to medium size municipalities that includes CAD, RMS, mobile data, mobile video and mobile handheld solutions which enable emergency response agencies to manage and communicate remotely with their fleets. The purchase price was $6.7 million in cash plus additional payments for working capital adjustments, as well as potential earnout payments for up to two years following the transaction, if specific performance targets are met. As of December 31, 2007 as a result of the acquisition, the Company recorded the addition of $2.9 million of goodwill, none of which is deductible for tax purposes, $3.6 million of acquired developed software and $0.2 million of net assets. The results since the date of acquisition have been included in the Safety and Security Systems segment.

On August 6, 2007, the Company acquired 100% of the voting interests in PIPS Technology Limited, a private company limited by shares incorporated in England and Wales, (the UK Company), and PIPS Technology, Inc., a Tennessee corporation (the US Company), together referred to as PIPS Technology companies (“PIPS Technologies”). PIPS Technologies is a global leader in the design and manufacture of automated license plate recognition (“ALPR”) technology and optical character recognition software. ALPR solutions are used in control and surveillance applications in markets such as traffic and tolling, law enforcement, public safety and access control. ALPR-enabled cameras are used on emergency vehicles and mounted on stationary support structures at access entry and tolling points to capture license plate details for tolling, congestion zone charging and law enforcement purposes. The results since the date of acquisition have been included in the Safety and Security Systems segment.

PIPS Technologies was acquired for approximately $123.4 million in cash plus acquisition related costs of approximately $2.9 million. The purchase price is subject to potential additional earnout payments through 2010, if specific performance targets are met. Additional payments related to this contingency, if any, will be accounted for as goodwill. The acquisition was funded through available cash balances and borrowings under the Company’s credit facility.

The allocation of the purchase price is shown in the table below.

($’s in million)

Goodwill	$75.4
Intangible assets:
Customer relationships	20.5
Technology	6.0
Trade name	26.1
Plant, property & equipment	0.8
Deferred tax asset	5.7
Deferred tax liability	(15.1)
Other assets acquired and liabilities assumed	6.9

Total acquisition cost	$126.3

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data) — (Continued)

Goodwill and trade name intangible assets have indefinite lives and therefore will not be subject to amortization, but will instead be subject to an annual impairment test. The Company is still evaluating whether any of the goodwill is deductible for tax purposes. Technology will be amortized over a 10-year life and customer relationships will be amortized over a 10-year life in the U.K and a 5-year life in the U.S. The Company engaged KPMG LLP to perform the evaluation to allocate the purchase price.

The unaudited financial information in the table below summarizes the combined results of operations of the Company and PIPS Technologies, on a pro forma basis, as though PIPS Technologies had been acquired as of January 1, 2006. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the period or of results that may occur in the future. Proforma financial information for the acquisition of Codespear and Riverchase has not been presented due to immateriality.

	Year Ended December 31
	2007	2006
	($ in millions)

Proforma net revenue	$1,282.0	$1,238.0
Proforma income from continuing operations	29.5	36.1
Proforma net income	54.6	24.4
Proforma earnings per share from continuing operations — basic and diluted	$0.61	$0.75

NOTE 12 —	GOODWILL AND OTHER INTANGIBLE ASSETS

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill and other intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests. Other intangible assets continue to be amortized over their useful lives.

Changes in the carrying amount of goodwill for the years ended December 31, 2007 and 2006, by operating segment, were as follows:

	Environmental	Fire	Safety
	Solutions	Rescue	Security	Tool	Total

December 31, 2005	$125.8	$37.0	$88.7	$55.8	$307.3
Translation	0.4	1.6	1.3	—	3.3

December 31, 2006	126.2	38.6	90.0	55.8	310.6
Acquisitions	—	—	90.5	—	90.5
Translation	0.5	3.1	2.0	—	5.6

December 31, 2007	$126.7	$41.7	$182.5	$55.8	$406.7

Under SFAS No. 142, the Company is required to test its goodwill annually for impairment; the Company performs this test in the fourth quarter. The Company performed this test in 2007 and determined that there was no impairment. The Company determined the fair value of each reporting unit by calculating the present value of expected future cash flows. See Note 11 for a discussion of goodwill additions, as a result of acquisitions in the year ended December 31, 2007.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data) — (Continued)

The components of the Company’s other intangible assets are as follows:

	Weighted-	December 31, 2007			December 31, 2006
	Average	Gross		Net	Gross		Net
	Useful Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(Years)	Value	Amortization	Value	Value	Amortization	Value

Definite lived (amortizable):
Developed software	6	$24.2	$(10.9)	$13.3	$15.3	$(8.3)	$7.0
Patents	5-10	0.6	(0.4)	0.2	0.5	(0.4)	0.1
Customer relationships	5-10	20.1	(0.9)	19.2	—	—	—
Technology	10	5.9	(0.3)	5.6	—	—	—
Other	3	2.8	(0.7)	2.1	1.2	(0.1)	1.1

		53.6	(13.2)	40.4	17.0	(8.8)	8.2

Indefinite lived :
Trade name		25.6	—	25.6	—	—	—

Total		$79.2	$(13.2)	$66.0	$17.0	$(8.8)	$8.2

See Note 11 for a discussion of intangible additions as a result of acquisitions in the year ended December 31, 2007. Amortization expense for the year ended December 31, 2007, 2006 and 2005 totaled $4.6 million, $2.2 million and $1.7 million, respectively. The Company estimates that the aggregate amortization expense will be $6.3 million in 2008, $6.2 million in 2009, $5.7 million in 2010, $5.5 million in 2011, $4.4 million in 2012 and $12.3 million thereafter.

NOTE 13 —	DISCONTINUED OPERATIONS

The following table shows an analysis of assets and liabilities of discontinued operations as of December 31:

	2007	2006
	($ in millions)

Current assets	$4.5	$18.2
Properties and equipment	—	12.9
Long-term assets	—	26.7

Total assets	$4.5	$57.8

Current liabilities	0.2	7.2
Long-term liabilities	16.7	24.0

Total liabilities	$16.9	$31.2

Included in long-term liabilities is $13.7 million relating to estimated product liability obligations of the North American refuse truck body business.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data) — (Continued)

The following table presents the operating results of the Company’s discontinued operations for the three-year period ended December 31, 2007:

	2007	2006	2005

Net sales	$3.1	$83.8	$101.7
Costs and expenses	(2.9)	(97.5)	(161.7)

Income (loss) before income taxes	0.2	(13.7)	(60.0)
Income tax benefit	0.3	2.0	11.5

Income (loss) from discontinued operations	$0.5	$(11.7)	$(48.5)

On January 31, 2007, the Company completed the sale of Manchester Tool Company, On Time Machining Company and Clapp Dico, referred to collectively as the “Cutting Tool Operations” which were part of the Tool Group for $65.4 million. There was a net gain on disposal of discontinued operations of $24.6 million for the year ended December 31, 2007. These operations produced industrial cutting tools, engineered components and advanced materials consumed in production processes. Included in long-term assets of discontinued operations at December 31, 2006 was $26.1 million of goodwill. No asset impairment charges were recorded in conjunction with the disposal. Revenues relating to Cutting Tool Operations amounted to $3.0 million, $37.8 million and $37.9 million for the years ended December 31, 2007, 2006 and 2005, respectively. Income from Cutting Tool operations, net of tax, were $0.2 million, $4.1 million and $3.4 million for the years ended December 31, 2007, 2006 and 2005, respectively.

In December 2005, the Company determined that its investment in the North American refuse truck body business, operating under the Leach brand name, was no longer strategic. The assets of this business were held for sale as of December 31, 2005 and 2006. In August 2006, the Company completed the sale of certain Leach refuse truck body business assets. The transaction included specified inventories and equipment and responsibility of the Wisconsin office and associated employees. The transaction did not include the Company’s Alberta manufacturing facility which has subsequently been sold. The loss from discontinued operations included $9.7 million and $34.1 million of after tax impairment charges related to the disposal of refuse assets for the years ended December 31, 2006 and 2005, respectively. Losses from the operations of the business, net of tax, were $6.1 million and $15.7 million for the years ended December 31, 2006 and 2005, respectively.

In December 2005, the Company completed the closure of operations at Federal APD do Brasil, LTDA. The loss on disposal was $1.6 million after tax due to asset impairments and closure costs; this included $0.9 million of goodwill attributable to this business. This business produced parking systems for the local market primarily in Brazil. Revenues amounted to $0.9 million for the year ended December 31, 2005. Losses from operations, net of tax, totaled $0.5 million for the year ended December 31, 2005.

NOTE 14 —	ASSET DISPOSITIONS

In December 2006, the Company disposed of the land and buildings of the fire truck plant in Red Deer, Alberta for proceeds of $2.5 million and recorded a pre-tax gain of $1.4 million.

In 2005, the Company completed two significant asset dispositions. In May 2005, the Company sold the land and buildings of the refuse truck body plant in Oshkosh, Wisconsin for proceeds of $5.8 million and recorded a pre-tax gain of $1.0 million. In July 2005, the Company sold two product lines in Newcastle, England for proceeds of $11.9 million and recorded a pre-tax gain of $6.7 million. The Company also sold three other properties for total proceeds of $4.3 million and total pre-tax gains of $1.3 million.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data) — (Continued)

NOTE 15 —	LEGAL PROCEEDINGS

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

The Company has been sued in Chicago, Illinois by firefighters seeking damages claiming that exposure to the Company’s sirens has impaired their hearing and that the sirens are therefore defective. There are presently 33 cases filed during the period 1999-2004, involving a total of 2,498 plaintiffs pending in the Circuit Court of Cook County, Illinois. The plaintiffs’ attorneys have threatened to bring more suits in the future. The Company is aggressively defending the matters and believes that these product liability suits have no merit and that sirens are necessary in emergency situations and save lives. The court ordered that the trial of the first 28 plaintiffs will begin on March 18, 2008. The Company has retained the experienced Chicago trial law firm of Bartlit Beck Herman Palenchar & Scott to try the first case. A second trial has been ordered of an as yet unspecified number of plaintiffs in June 2008. Thereafter, trials involving other Chicago fire fighters are scheduled to take place every four months. On December 13, 2007 the trial judge denied a second motion filed by plaintiffs seeking to add a claim for punitive damages against Federal Signal. The Company successfully defeated Plaintiffs’ earlier motion in February 2006.

Federal Signal has been sued outside of the Cook County venue by a relatively small number of plaintiffs. To date, 24 plaintiffs have filed 15 lawsuits in 10 jurisdictions in four states. With the exception of the four plaintiffs who have filed suit in New Jersey, all plaintiffs have stipulated to or claimed less than $75,000 in damages. Four cases in the Supreme Court of Kings County, New York were dismissed on January 25, 2008 after the court granted Federal Signal’s motion to dismiss which eliminated all claims pending in New York. The four states in which plaintiffs currently have filings include the following: Missouri (Circuit Courts of Clay and Jackson Counties); Maryland (Circuit Courts for Baltimore City, Montgomery County and Prince George’s County); New Jersey (Bergen, Essex, Hudson and Passaic Counties); and, Pennsylvania (Court of Common Pleas of Philadelphia County). The Company intends to vigorously defend all of these lawsuits. The Company successfully defended approximately 41 similar cases in Philadelphia, Pennsylvania in 1999 resulting in a series of unanimous jury verdicts in favor of the Company.

Federal Signal’s ongoing negotiations with CNA over insurance coverage resulted in an agreement under which CNA reimbursed $3.7 million to the Company in 2007 representing a percentage of past defense costs and agreed to cover a percentage of defense costs going forward.

NOTE 16 —	SEGMENT AND RELATED INFORMATION

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

Information regarding the Company’s discontinued operations is included in Note 13 — Discontinued Operations. The segment information included herein has been reclassified to reflect such discontinued operations.

Safety and Security Systems — Safety and Security Systems Group companies produce a variety of systems for automated license plate recognition, campus and community alerting, emergency vehicles, first responder interoperable communications, industrial communications and command, municipal networked security and parking revenue and access control for municipal, governmental and industrial applications. Specific products include access control devices, lightbars and sirens, public warning sirens, public safety software and automated

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data) — (Continued)

license plate recognition cameras. The group’s products are sold primarily to industrial, municipal and governmental customers.

Fire Rescue — Fire Rescue manufactures chassis; fire trucks, including Class A pumpers, mini-pumpers and tankers; airport and other rescue vehicles, aerial access platforms and aerial ladder devices. This group sells primarily to municipal and government customers, volunteer fire departments and industry.

Environmental Solutions — Environmental Solutions manufactures a variety of self-propelled street cleaning vehicles, vacuum loader vehicles, municipal catch basin/sewer cleaning vacuum trucks and water blasting equipment. Environmental Solutions sells primarily to municipal and government customers and industrial contractors.

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

Revenues attributed to customers located outside of the US aggregated $467.1 million in 2007, $420.9 million in 2006 and $329.5 million in 2005. Of that, sales exported from the US aggregated $163.7 million in 2007, $151.4 million in 2006 and $100.8 million in 2005.

The Company invests in research to support development of new products and the enhancement of existing products and services. The Company believes this investment is important to maintain and/or enhance its leadership position in key markets. Expenditures for research and development by the Company were approximately $30.9 million in 2007, $23.1 million in 2006 and $19.7 million in 2005.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data) — (Continued)

A summary of the Company’s continuing operations by segment for each of the three years in the period ended December 31, 2007 is as follows:

	2007	2006	2005

Net sales
Safety and Security Systems	$367.2	$304.5	$276.5
Fire Rescue	330.8	384.8	371.2
Environmental Solutions	450.8	399.4	347.7
Tool	119.3	122.9	123.6

Total net sales	$1,268.1	$1,211.6	$1,119.0

Operating income (loss)
Safety and Security Systems	$49.6	$41.2	$45.0
Fire Rescue	(11.0)	6.8	2.3
Environmental Solutions	40.2	37.1	28.9
Tool	6.6	8.2	11.3
Corporate expense	(21.3)	(23.4)	(23.8)

Total operating income	64.1	69.9	63.7
Interest expense	(25.9)	(25.0)	(23.1)
Other income (expense)	(4.2)	(2.2)	0.2

Income (loss) before income taxes	$34.0	$42.7	$40.8

Depreciation and amortization
Safety and Security Systems	$8.0	$5.5	$4.5
Fire Rescue	4.2	3.8	4.8
Environmental Solutions	3.6	3.6	3.2
Tool	4.9	4.8	4.8
Corporate	0.5	0.2	0.9

Total depreciation and amortization	$21.2	$17.9	$18.2

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data) — (Continued)

	2007	2006	2005

Identifiable assets
Manufacturing activities
Safety and Security Systems	$419.1	$197.5	$181.5
Fire Rescue	229.4	219.4	216.6
Environmental Solutions	212.5	229.4	245.0
Tool	117.6	116.8	120.2
Corporate	47.2	69.6	99.3

Total manufacturing activities	1,025.8	832.7	862.6
Assets of discontinued operations	4.5	57.8	87.7
Financial services activities
Fire Rescue	98.8	116.3	138.7
Environmental Solutions	14.2	27.5	30.5
Corporate	33.8	15.1	—

Total financial services activities	146.8	158.9	169.2

Total identifiable assets	$1,177.1	$1,049.4	$1,119.5

	2007	2006	2005

Capital expenditures
Safety and Security Systems	$4.5	$4.2	$2.3
Fire Rescue	4.7	3.1	3.7
Environmental Solutions	10.6	5.4	4.6
Tool	3.1	4.2	5.8
Corporate	0.6	1.3	0.2

Total capital expenditures	$23.5	$18.2	$16.6

The following table presents financial revenues (included in net sales) by segment in each of the three years in the period ended December 31, 2007 as follows:

	2007	2006	2005

Financial revenues
Fire Rescue	$5.8	$6.3	$7.4
Environmental Solutions	1.6	1.9	2.2

Total financial revenues	$7.4	$8.2	$9.6

Due to the nature of the Company’s customers, the majority of the Fire Rescue and Environmental Solutions financial revenues is exempt from federal income tax.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data) — (Continued)

The segment information provided below is classified based on geographic location of the Company’s subsidiaries:

	2007	2006	2005

Net sales
United States	$793.6	$782.5	$780.0
Europe	397.5	318.9	269.8
Canada	69.6	102.0	59.6
Other	7.4	8.2	9.6

	$1,268.1	$1,211.6	$1,119.0

Long-lived assets
United States	$393.9	$323.9	$298.5
Europe	172.6	75.7	68.8
Canada	7.6	9.3	59.6
Other	5.0	5.0	1.1

	$579.1	$413.9	$428.0

NOTE 17 — COMMITMENTS, GUARANTEES AND FAIR VALUES OF FINANCIAL INSTRUMENTS

The Company leases certain facilities and equipment under operating leases, some of which contain options to renew. Total rental expense on all operating leases was $8.3 million in 2007, $7.4 million in 2006 and $7.5 million in 2005. Sublease income and contingent rentals relating to operating leases were insignificant. At December 31, 2007, minimum future rental commitments under operating leases having noncancelable lease terms in excess of one year aggregated $42.9 million payable as follows: $10.4 million in 2008, $8.3 million in 2009, $6.4 million in 2010, $5.1 million in 2011, $4.4 million in 2012 and $8.3 million thereafter.

At December 31, 2007 and 2006, the Company had outstanding standby letters of credit aggregating $34.5 million and $37.4 million, respectively, principally to act as security for retention levels related to casualty insurance policies and to guarantee the performance of subsidiaries that engage in export transactions to foreign governments and municipalities.

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

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data) — (Continued)

Changes in the Company’s warranty liabilities for the years ended December 31, 2007 and 2006 were as follows:

	2007	2006

Balance at January 1	$8.2	$9.2
Provisions to expense	15.5	11.7
Actual costs incurred	(13.8)	(12.7)

Balance at December 31	$9.9	$8.2

Through the third quarter of 2007 the Company guaranteed the debt of a third-party dealer that sells the Company’s vehicles. The notional amounts of the guaranteed debt as of December 31, 2007 and 2006 totaled $0.0 million and $0.7 million, respectively. No losses were incurred.

The Company also provides residual value guarantees on vehicles sold to certain customers. Proceeds received in excess of the fair value of the guarantee are deferred and amortized into income ratably over the life of the guarantee. These transactions have been recorded as operating leases and liabilities equal to the fair value of the guarantees were recognized. The notional amounts of the residual value guarantees were $2.4 million and $2.5 million as of December 31, 2007 and 2006, respectively. No losses have been incurred as of December 31, 2007. The guarantees expire between 2008 and 2010.

The following table summarizes the carrying amounts and fair values of the Company’s financial instruments at December 31, 2007:

	2007		2006
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value

Short-term debt (Note 5)	$2.6	$2.6	$30.3	$30.3
Long-term debt (Note 5)	423.8	427.5	347.1	351.5
Fair value swaps (Note 8)	138.7	(1.3)	147.9	(7.2)
Cash flow swaps (Note 8)	135.0	(0.9)	85.0	1.6
Foreign exchange contracts (Note 8)	55.9	(3.2)	7.2	—

The Dallas Fort Worth (“DFW”) airport has given Federal APD notices of non-performance and default most recently in April 2007, regarding the $18.0 million contract for installation of a new parking and revenue control system at the airport, and demanded that Federal APD cure its alleged non-performance. DFW also provided a copy of the non-performance and default letter to the Company’s surety carrier. The non-performance and default claim related principally to certain disagreements as to the content and flexibility of the revenue reporting features of the system. In June 2007, DFW provided a written “Limited Notice of Cure” of the deficiencies alleged in its most recent default notice involving: (1) inability to protect revenue and demonstrate revenue integrity, (2) ensure performance reliability, and (3) accurate and reliable reporting. Federal APD disputes that there was any basis under the contract for the non-performance or default as alleged by DFW. The parties have been working together to implement the next phase of contract performance; DFW has recognized that Federal APD has passed a number of recent installation performance tests and some parking lanes are now live and collecting revenue. We are continuing to move forward to implement the system and are confident that we will be able to resolve the outstanding issues without a material adverse financial impact.

NOTE 18 —	NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data) — (Continued)

disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years for financial assets and financial liabilities. Delayed application of this Statement is permitted for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. This Statement is required to be adopted by the Company in the first quarter of its fiscal year 2008. The Company does not expect SFAS No. 157 to have a material impact on the results of operations or financial position

In September 2006, the EITF issued EITF 06-04, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Split-Dollar Life Insurance Arrangements”. EITF 06-04 concludes that an employer should recognize a liability for post-employment benefits promised to an employee. This guidance is effective for fiscal years beginning after December 15, 2007. The Company has one arrangement that meets these criteria and will record a liability of approximately $1.0 million in 2008.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g., debt issue costs. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by the Company in the first quarter of 2008. The Company currently does not expect SFAS 159 to have a material impact on the results of operations or financial position.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”), which expands the definition of a business and a business combination, requires the fair value of the purchase price of an acquisition including the issuance of equity securities to be determined on the acquisition date, requires that all assets, liabilities, contingent consideration, contingencies and in-process research and development costs of an acquired business be recorded at fair value at the acquisition date, requires that acquisition costs generally be expensed as incurred, requires that restructuring costs generally be expensed in periods subsequent to the acquisition date, and requires changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period to impact income tax expense. The Company will be required to adopt SFAS 141(R) on January 1, 2009. The Company is currently evaluating what impact, if any, SFAS 141(R) will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“SFAS 160”), which changes the accounting and reporting for minority interests such that minority interests will be recharacterized as noncontrolling interests and will be required to be reported as a component of equity, and requires that purchases or sales of equity interests that do not result in a change in control be accounted for as equity transactions and, upon a loss of control, requires the interest

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data) — (Continued)

sold, as well as any interest retained, to be recorded at fair value with any gain or loss recognized in earnings. The Company will be required to adopt SFAS 160 on January 1, 2009. The Company does not expect SFAS 160 to have a material impact to its results of operations or financial position.

NOTE 19 —	SELECTED QUARTERLY DATA (UNAUDITED)

Effective January 1, 2004, the Company began reporting its interim quarterly periods on a 13-week basis ending on a Saturday with the fiscal year ending on December 31. For convenience purposes, the Company uses “March 31”, “June 30”, “September 30” and “December 31” to refer to its results of operations for the quarterly periods ended. In 2007, the Company’s interim quarterly periods ended March 31, June 30, September 29 and December 31 and in 2006, the Company’s interim quarterly periods ended April 1, July 1, September 30 and December 31, respectively.

The following is a summary of the quarterly results of operations, including income per share, for the Company for the quarterly periods of fiscal 2007 and 2006.

	For the Quarterly Period Ended
	2007				2006
	March 31	June 30	September 29	December 31	April 1	July 1	September 30	December 31

Net sales	$292.1	$317.3	$307.3	$351.4	$273.6	$309.5	$289.4	$339.1
Gross margin*	67.9	79.6	72.2	77.2	61.4	72.5	70.7	79.8
Gross margin pre-reclassification*	N/A	N/A	N/A	N/A	67.8	79.3	76.7	86.8
Income from continuing operations	6.1	11.0	4.8	7.9	1.3	10.6	9.4	13.1
Gain (loss) from discontinued operations	0.1	—	(0.1)	0.5	(1.2)	(2.0)	0.2	1.0
Gain (loss) on disposition	24.5	0.1	(0.2)	0.2	—	(10.5)	(0.4)	1.2
Net income (loss)	30.7	11.1	4.5	8.6	0.1	(1.9)	9.2	15.3
Per share data — diluted: Income from continuing operations	$0.13	$0.23	$0.10	$0.17	$0.03	$0.22	$0.20	$0.27
Income (loss) from discontinued operations	0.51	—	(0.01)	0.01	(0.03)	(0.26)	(0.01)	0.05
Net income (loss)	0.64	0.23	0.09	0.18	—	(0.04)	0.19	0.32
Dividends paid per share	0.06	0.06	0.06	0.06	0.06	0.06	0.06	0.06
Market price range per share
High	17.00	16.78	16.48	17.00	19.06	19.75	16.54	16.71
Low	14.29	15.19	12.71	10.82	14.75	14.26	12.69	14.65

*	In 2006, the Company began classifying certain selling, engineering, general and administrative expenses in cost of sales. This reclassification is reflected in all periods presented.

The Company recorded $9.7 million of after-tax impairment charges in the year ended December 31, 2006 in order to state the assets of the Leach business, which is classified as a discontinued operation, at fair value.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of its management, including the interim Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

(b)	Management’s Annual Report on Internal Control over Financial Reporting and Attestation Report of the Registered Public Accounting Firm

The Company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on the assessment, management concluded that, as of December 31, 2007, the Company’s internal control over financial reporting is effective.

Ernst & Young LLP, an independent registered public accounting firm, has audited the Consolidated Financial Statements included in this Annual Report on Form 10-K and, as part of their audit, has issued its report, included herein, on the effectiveness of the Company’s internal control over financial reporting. See “Report of Independent Registered Public Accounting Firm” on page 26.

(c)	Changes in Internal Control over Financial Reporting

There was no significant change in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

Information regarding directors and nominees for directors is set forth in the Company’s Proxy Statement and is incorporated herein by reference. For information concerning the Company’s executive officers, see “Executive Officers of the Registrant” set forth in Part I hereof. Information regarding Compliance with Section 16(a) of the Exchange Act is set forth in the Company’s Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference. Information regarding the Company’s Audit Committee, Corporate Governance Committee, Nominating Committee and Compensation and Benefits Committee are set forth in the Company’s Proxy Statement under the caption “Corporate Governance” and is incorporated herein by reference.

The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer and principal accounting officer. This code of ethics and the Company’s corporate governance policies are posted on the Company’s website at http://www.federalsignal.com. The Company intends to satisfy its disclosure requirements regarding amendments to or waivers from its code of ethics by posting such information on this website. The charters of the Audit Committee, Corporate Governance Committee, Nominating Committee and

Compensation and Benefits Committee of the Company’s Board of Directors are available on the Company’s website and are also available in print free of charge.

Item 11.	Executive Compensation.

The information contained under the captions “Director Compensation” and “Executive Compensation” of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held April 22, 2008 is incorporated herein by reference.

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

Item 13.	Certain Relationships and Related Transactions.

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

(a) 1. Financial Statements

The following consolidated financial statements of Federal Signal Corporation and Subsidiaries contained under Item 8 of this Form 10-K are incorporated herein by reference:

Consolidated Balance Sheets as of December 31, 2007 and 2006

Consolidated Statements of Operations for the Years Ended December 31, 2007, 2006 and 2005

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2007, 2006 and 2005

Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005

Notes to Consolidated Financial Statements

2. Financial Statement Schedules

The following consolidated financial statement schedule of Federal Signal Corporation and Subsidiaries, for the three years ended December 31, 2007 is filed as a part of this report in response to Item 15(a)(2):

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

FEDERAL SIGNAL CORPORATION

By:	/s/ James E. Goodwin
James E. Goodwin
Interim President, Interim Chief Executive
Officer and Director
(Principal Executive Officer)

February 27, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, as of February 27, 2008, by the following persons on behalf of the Company and in the capacities indicated.

/s/ James E. Goodwin James E. Goodwin	Interim President, Interim Chief Executive Officer and Director (Principal Executive Officer)

/s/ Stephanie K. Kushner Stephanie K. Kushner	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Paul Brown Paul Brown	Vice President and Controller (Principal Accounting Officer)

/s/ James C. Janning James C. Janning	Chairman and Director

/s/ Charles R. Campbell Charles R. Campbell	Director

/s/ Robert M. Gerrity Robert M. Gerrity	Director

/s/ Robert S. Hamada Robert S. Hamada	Director

/s/ Paul W. Jones Paul W. Jones	Director

/s/ John F. McCartney John F. McCartney	Director

/s/ Brenda L. Reichelderfer Brenda L. Reichelderfer	Director

SCHEDULE II

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
Valuation and Qualifying Accounts

For the Years Ended December 31, 2007, 2006 and 2005

			Deductions
		Additions	Accounts
	Balance at	Charged to	Written off	Balance
	Beginning	Costs and	Net of	at End
Description	of Year	Expenses	Recoveries	of Year
	($ in millions)

Allowance for doubtful accounts
Year ended December 31, 2007:
Manufacturing activities	$3.0			$5.0
Financial service activities	4.0			3.6

Total	$7.0	$1.6	$0.0	$8.6

Year ended December 31, 2006:
Manufacturing activities	$2.6			$3.0
Financial service activities	3.9			4.0

Total	$6.5	$2.1	$(1.6)	$7.0

Year ended December 31, 2005:
Manufacturing activities	$2.1			$2.6
Financial service activities	3.9			3.9

Total	$6.0	$2.9	$(2.4)	$6.5

Inventory obsolescence
Year ended December 31, 2007:
Manufacturing activities	$5.7	$2.7	$(2.3)	$6.1

Year ended December 31, 2006:
Manufacturing activities	$5.6	$3.6	$(3.5)	$5.7

Year ended December 31, 2005:
Manufacturing activities	$6.0	$2.2	$(2.6)	$5.6

Product liability and workers’ compensation
Year ended December 31, 2007:
Manufacturing activities	$8.4	$4.2	$(5.8)	$6.8

Year ended December 31, 2006:
Manufacturing activities	$9.1	$6.1	$(6.8)	$8.4

Year ended December 31, 2005:
Manufacturing activities	$7.9	$7.4	$(6.2)	$9.1

Warranty liability:

The changes in the Company’s warranty liabilities are analyzed in Note 17 — Commitments, Guarantees and Fair Values of Financial Instruments.

EXHIBIT INDEX

The following exhibits, other than those incorporated by reference, have been included in the Company’s Form 10-K filed with the Securities and Exchange Commission. The Company shall furnish copies of these exhibits upon written request to the Corporate Secretary at the address given on the cover page. (* denotes exhibit filed in this Form 10-K)

3	.	a.	Restated Certificate of Incorporation of the Company. Incorporated by reference to Exhibit(3)(a) to the Company’s Form 10-K for the year ended December 31, 1991.
		b.	By-laws of the Company, as amended December 10, 2007.*
4	.	a.	Rights Agreement dated July 9, 1998, as amended. Incorporated by reference to Exhibit 4 to the Company’s Form 10-Q for the quarter ended June 30, 2007.
		b.	Second Amended and Restated Credit Agreement dated April 25, 2007 among the Company, Bank of Montreal and other third party lenders named therein. Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended September 30, 2007.
		c.	Supplemental Agreement to the Second Amended and Restated Credit Agreement among Federal Signal Corporation, Federal Signal of Europe B.V. y CIA , SC, and Bank of Montreal, Ireland and other third party lenders named therein dated September 6, 2007.*
		d.	Loan agreement among E-One, Inc. and Banc of America Leasing & Capital, LLC dated March 24, 2005; Amended and Restated Loan and Credit Agreement among E-One Inc., Elgin Sweeper Company, Vactor Manufacturing Inc., E-One New York Inc., and Banc of America Leasing & Capital, LLC, dated December 20, 2007.*
10	.	a.	The 1996 Stock Benefit Plan, as amended. Incorporated by reference to Exhibit 10.A to the Company’s Form 10-K for the year ended December 31, 2003.(1)
		b.	Management Incentive Plan. Incorporated by reference to Exhibit 10.B to the Company’s Form 10-K for the year ended December 31, 2006.(1)
		c.	Supplemental Pension Plan. Incorporated by reference to Exhibit 10.C to the Company’s Form 10-K for the year ended December 31, 1995.(1)
		d.	Executive Disability, Survivor and Retirement Plan. Incorporated by reference to Exhibit 10.D to the Company’s Form 10-K for the year ended December 31, 1995.(1)
		e.	Savings Restoration Plan, as amended. Incorporated by reference to Exhibit 10.E to the Company’s Form 10-K for the year ended December 31, 2006.(1)
		f.	Employment Agreement with Robert D. Welding. Incorporated by reference to Exhibit 10.F to the Company’s Form 10-K for the year ended December 31, 2003.(1)
		g.	Pension Agreement with Stephanie K. Kushner. Incorporated by reference to Exhibit 10.G to the Company’s Form 10-K for the year ended December 31, 2002.(1)
		h.	Severance Policy for Executive Employees, as amended. Incorporated by reference to Exhibit 10.H to the Company’s Form 10-K for the year ended December 31, 2006.(1)
		i.	Change of Control Agreement with Stephanie K. Kushner. Incorporated by reference to Exhibit 10.I to the Company’s Form 10-K 405 for the year ended December 31, 2001.(1)
		j.	Form of Executive Change-In-Control Severance Agreement for each of Robert D. Welding, Stephanie K. Kushner, David R. McConnaughey, Marc F. Gustafson, Mark D. Weber and certain other executive officers. Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended October 2, 2004.(1)
		k.	Form of Executive Change-In-Control Severance Agreement with certain executive officers. Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended October 2, 2004.(1)
		l.	Director Deferred Compensation Plan. Incorporated by reference to Exhibit 10.H to the Company’s Form 10-K for the year ended December 31, 1997.(1)
		m.	2005 Executive Incentive Compensation Plan. Incorporated by reference to Appendix B to the Company’s Proxy Statement dated March 22, 2005 filed on Schedule 14A.(1)
		n.	Executive Incentive Performance Plan. Incorporated by reference to Appendix C to the Company’s Proxy Statement dated March 22, 2005 filed on Schedule 14A.(1)

	o.	General Release and Separation Agreement between the Company and Stephen C. Buck, dated March 24, 2006. Incorporated by reference to Exhibit 10.O to the Company’s Form 10-K for the year ended December 31, 2006.(1)
	p.	General Release and Separation Agreement between the Company and Karen N. Latham, dated August 31, 2006. Incorporated by reference to Exhibit 10.P to the Company’s Form 10-K for the year ended December 31, 2006.(1)
	q.	Stock Purchase Agreement between the Company and Kennametal Inc., dated December 29, 2006. Incorporated by reference to Exhibit 10.Q to the Company’s Form 10-K for the year ended December 31, 2006.
	r.	Release and Severance Agreement between the Company and Marc F. Gustafson, effective July 17, 2007. Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended September 30, 2007.(1)
	s.	Consulting Letter Agreement between the Company and Marc F. Gustafson, effective July 17, 2007. Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended September 30, 2007.(1)
	t.	Stock Purchase Agreement between the Company and Alan K. Sefton dated August 6, 2007. Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2007.
	u.	Purchase Agreement between Alan Keith Sefton and Federal Signal of Europe B.V. y CIA, SC and the other parties named therein. Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended September 30, 2007.
	v.	Release and Severance Agreement between the Company and Robert D. Welding, dated January 21, 2008.*(1)
14 .		Code of Ethics for Chief Executive Officer and Senior Financial Officers, as amended. Incorporated by reference to Exhibit 14 to the Company’s Form 10-K for the year ended December 31, 2003.
21 .		Subsidiaries of the Company.*
23 .		Consent of Independent Registered Public Accounting Firm.*
31.1		CEO Certification under Section 302 of the Sarbanes-Oxley Act.*
31.2		CFO Certification under Section 302 of the Sarbanes-Oxley Act.*
32.1		CEO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act.*
32.2		CFO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act.*
99.1		Press Release*

*	Filed herewith

(1)	Management contract or compensatory plan or arrangement.

Federal Signal Corporation

Corporate and Stockholder Information

Management	Board of Directors

Kimberly L. Dickens
Vice President, Human Resources

James E. Goodwin
Interim President and Interim Chief Executive Officer

Peter R. Guile
President, E-One, Inc.

Stephanie K. Kushner
Senior Vice President and Chief Financial Officer

Fred H. Lietz
Vice President and Chief Procurement Officer

David R. McConnaughey
President, Safety and Security Systems Group

Esa Peltola
President, Bronto Skylift Oy Ab

Jennifer L. Sherman
Vice President, General Counsel and Secretary

Mark D. Weber
President, Environmental Solutions Group

Michael K. Wons
Vice President and Chief Information Officer and General Manager, Public Safety Systems Division

Paul Brown
Vice President and Controller

John A. DeLeonardis
Vice President, Taxes

John A. Gruber
Vice President, Corporate Development

David E. Janek
Vice President and Treasurer

Alan L. Shaffer
President, Tool Group

Form 10-K and Other Reports and Information
Our Annual Report and Form 10-K, Quarterly Reports on Form 10-Q, Proxy Statement and other reports that we file with the SEC are available on our website at federalsignal.com. In addition, copies of these reports may be obtained without charge by contacting:
Investor Relations
Federal Signal Corporation
1415 W. 22nd St., Suite 1100
Oak Brook, IL 60523
630-954-2000
http://www.federalsignal.com	James C. Janning, 60
Chairman of the Board
Group President Harbour Group, Ltd.

Charles R. Campbell, 68
Retired, Consultant
The Everest Group

Robert M. Gerrity, 70
Retired, Vice Chairman
New Holland N.V.

James E. Goodwin, 63
Interim President and Interim Chief Executive Officer Federal Signal Corporation

Robert S. Hamada, 70
Edward Eagle Brown Distinguished Service
Professor of Finance, Emeritus Graduate School of Business, University of Chicago

Paul W. Jones, 59
Chairman and Chief Executive Officer
A. O. Smith Corporation

John F. McCartney, 55
Chairman, Westcon Group, Inc. and
A. M. Castle & Co.

Brenda L. Reichelderfer, 49
Seinor Vice President and Chief Technology
Officer, ITT Corporation

Corporate Information

Transfer Agent and Registrar
National City Bank
Shareholder Services Operations
Locator 5352
P.O. Box 92301
Cleveland, OH 44101-4301
800-622-6757

2008 Annual Meeting of Stockholders
Tuesday, April 22, 2008, 3:30 pm
Regency Towers Conference Center
1515 W. 22nd Street
Oak Brook, IL 60523

Independent Registered Public Accounting Firm
Ernst & Young, LLP

Stock Trading Information
New York Stock Exchange
Symbol: FSS