Form 10-Q
period 2008-03-31
FEDERAL SIGNAL CORP /DE/
filed 2008-05-02
CIK 277509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
     Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑       No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
     Indicate by check mark whether the Company is a shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
     Indicate the number of shares outstanding of each of the Company’s classes of common stock, as of the latest practicable date.

Title
Common Stock, $1.00 par value	47,997,478 shares outstanding at April 13, 2008

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
These risks and uncertainties, some of which are beyond the Company’s control, include the cyclical nature of the Company’s industrial and municipal markets, technological advances by competitors, the Company’s ability to improve its operating performance in its fire rescue plants, risks associated with dealers and distributors, risks associated with system conversions, increased warranty and product liability expenses, risks associated with supplier and other partner alliances, changes in cost competitiveness including those resulting from foreign currency movements, disruptions in the supply of parts or components from sole source suppliers and subcontractors, commodity price escalation, availability of credit, retention of key employees and general changes in the competitive environment in which the Company operates.
ADDITIONAL INFORMATION
The Company makes its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, other reports and information filed with the SEC and amendments to those reports available, free of charge, through its Internet website (http://www.federalsignal.com) as soon as reasonably practical after it electronically files or furnishes such materials to the SEC. All of the Company’s filings may be read or copied at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, DC 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-202-551-8090. The SEC maintains an Internet website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended March 31,
($ in millions, except share data)	2008	2007
Net sales	$228.1	$213.0
Costs and expenses:
Cost of sales	(168.2)	(157.4)
Selling, general and administrative	(47.2)	(38.8)

Operating income	12.7	16.8
Interest expense	(6.8)	(6.1)
Other expense, net	(0.5)	(0.3)

Income before income taxes	5.4	10.4
Income tax expense	(1.1)	(3.1)

Income from continuing operations	4.3	7.3
(Loss) gain from discontinued operations and disposal, net of income tax benefit (expense), of $13.6 and $(5.9), respectively	(89.2)	23.4

Net (loss) income	$(84.9)	$30.7

COMMON STOCK DATA:
Basic and diluted earnings per share:
Earnings from continuing operations	$0.09	$0.15
(Loss) gain from discontinued operations and disposal	(1.86)	0.49

(Loss) earnings per share	$(1.77)	$0.64

Weighted average common shares outstanding:
Basic	47.9	47.8
Diluted	47.9	47.8

Cash dividends per share of common stock	$0.06	$0.06
See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (Unaudited)

	Three months ended March 31,
($ in millions)	2008	2007
Net (loss) income	$(84.9)	$30.7
Other comprehensive (loss) income, net of tax -
Foreign currency translation	9.3	0.5
Net derivative income (loss), cash flow hedges	0.9	(0.3)
Amortization of actuarial pension loss, net	0.1	—

Comprehensive (loss) income	$(74.6)	$30.9

See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31,	December 31,
($ in millions)	2008	2007 (a)
ASSETS
Manufacturing activities:
Current assets
Cash and cash equivalents	$9.0	$12.5
Accounts receivable, net of allowances for doubtful accounts of $5.7 million and $3.8 million, respectively	152.7	147.8
Inventories	137.5	121.8
Other current assets	36.7	41.2

Total current assets	335.9	323.3
Properties and equipment, net	66.3	59.6
Other assets
Goodwill, net of accumulated amortization	349.9	344.7
Intangible assets, net	64.3	65.2
Deferred charges and other assets	9.2	7.2
Total manufacturing assets	825.6	800.0
Assets of discontinued operations	149.4	232.9
Financial services activities — Lease financing and other receivables, net of allowances for doubtful accounts of $3.7 million and $3.6 million, respectively	129.9	146.8

Total assets	$1,104.9	$1,179.7

LIABILITIES AND SHAREHOLDERS’ EQUITY
Manufacturing activities:
Current liabilities
Short-term borrowings	$5.1	$2.6
Current portion of long-term borrowings	48.2	45.4
Accounts payable	65.4	66.2
Accrued liabilities
Compensation and withholding taxes	24.9	26.8
Customer deposits	21.4	17.7
Other	47.6	53.6

Total current liabilities	212.6	212.3
Long-term borrowings	252.5	240.7
Long-term pension and other liabilities	32.3	32.3
Deferred income taxes	41.3	39.3

Total manufacturing liabilities	538.7	524.6
Liabilities of discontinued operations	76.4	72.4
Financial services activities — Borrowings	121.9	137.4

Total liabilities	737.0	734.4
Shareholders’ equity
Common stock, $1 par value per share, 90.0 million shares authorized, 49.5 million and 49.4 million shares issued, respectively	49.5	49.4
Capital in excess of par value	103.5	103.2
Retained earnings	245.7	333.8
Treasury stock, 1.5 million shares at cost	(30.1)	(30.1)
Accumulated other comprehensive (loss) income
Foreign currency translation, net	25.2	15.9
Net derivative loss, cash flow hedges, net	(1.1)	(2.0)
Unrecognized pension and postretirement losses, net	(24.8)	(24.9)

Total	(0.7)	(11.0)

Total shareholders’ equity	367.9	445.3

Total liabilities and shareholders’ equity	$1,104.9	$1,179.7

See notes to condensed consolidated financial statements.

(a)	The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date and have been restated for discontinued operations.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three months ended March 31,
($ in millions)	2008	2007
Operating activities:
Net (loss) income	$(84.9)	$30.7
Adjustments to reconcile net (loss) income to net cash provided by (used for) operating activities:
Loss (gain) on discontinued operations and disposal	89.2	(23.4)
Depreciation and amortization	4.3	2.6
Stock based compensation expense	1.1	1.0
Lease financing and other receivables	16.9	(0.4)
Pension contributions	(0.4)	(6.2)
Working capital (1)	(12.4)	5.1
Other	(3.6)	(6.5)

Net cash provided by continuing operating activities	10.2	2.9
Net cash provided by (used for) discontinued operating activities	1.1	(11.6)

Net cash provided by (used for) operating activities	11.3	(8.7)

Investing activities:
Purchases of properties and equipment	(7.7)	(4.2)
Payment for acquisitions, net of cash acquired	—	(16.6)
Other, net	—	(2.0)

Net cash used for continuing investing activities	(7.7)	(22.8)
Net cash (used for) provided by discontinued investing	(0.9)	66.5
activities

Net cash (used for) provided by investing activities	(8.6)	43.7

Financing activities:
Decrease in short-term borrowings, net	(2.5)	(26.1)
(Payments on) proceeds from long-term borrowings, net	(0.9)	4.1
Cash dividends paid to shareholders	(2.9)	(2.9)
Other, net	(0.8)	—

Net cash used for continuing financing activities	(7.1)	(24.9)

Net cash used for financing activities	(7.1)	(24.9)

Effects of foreign exchange rate changes on cash	0.9	0.1

(Decrease) increase in cash and cash equivalents	(3.5)	10.2
Cash and cash equivalents at beginning of period	12.5	15.7

Cash and cash equivalents at end of period	$9.0	$25.9

(1)	Working capital is composed of net accounts receivable, inventories, accounts payable and customer deposits.
See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1. BASIS OF PRESENTATION
The condensed consolidated financial statements of Federal Signal Corporation and subsidiaries (the “Company”) included herein have been prepared by the Company, without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
In the opinion of the management of the Company, the information contained herein reflects all adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods. Such adjustments are of a normal recurring nature. The operating results for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year of 2008.
The Company reports its interim quarterly periods on a 13-week basis ending on a Saturday with the fiscal year ending on December 31. For convenience purposes, the Company uses “March 31, 2007” to refer to its financial position as of April 1, 2007 and its results of operations for the 13-week period ended April 1, 2007. It also uses “March 31, 2008” to refer to its financial position as of March 29, 2008 and its results of operations for the 13-week period ended March 29, 2008.
2. SIGNIFICANT ACCOUNTING POLICIES
Reclassifications: Certain balances in 2007 have been reclassified to conform to the 2008 presentation. Included with the reclassifications are restatements for discontinued operations. The discontinued operations arise out of the Fire Rescue Group and Tool segments.
Earnings per share: Basic earnings per share (EPS) is computed by dividing net income by the weighted average common shares outstanding, which totaled 47.9 million and 47.8 million for 2008 and 2007, respectively. Diluted earnings per share is calculated by dividing net income by the weighted average common shares outstanding plus additional common shares that would have been outstanding assuming the exercise of stock options and performance share units that are dilutive. The Company uses the treasury stock method to calculate dilutive shares. As of March 31, 2008 and 2007, 31,886 and 8,575 employee stock options, respectively, were considered potential dilutive common shares. These shares, however, are antidilutive due to the net loss for the quarter ended March 31, 2008. As a result, they are excluded from the denominator for the diluted earnings per share calculation. The weighted average number of shares outstanding, for diluted earnings per share were 47.9 million and 47.8 million for 2008 and 2007, respectively. In 2008 and 2007, options to purchase 2.1 million and 2.3 million shares of common stock, respectively, were excluded from the calculation of the number of shares outstanding for diluted EPS because their effects were antidilutive. In 2008, 41,200 performance share units were also excluded from the calculation of the number of shares outstanding for diluted EPS because their effects were antidilutive.
Fair value of financial instruments: In September 2006, the Financial Accounting Standards Board (FASB) issued FAS 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expands disclosure about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. 157-b, “Effective Date of FASB Statement No. 157” (“FSP 157-b”), which provides a one year deferral of the effective date of FAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. In accordance with this interpretation, the Company has only adopted the provisions of FAS 157 with respect to its financial assets and liabilities that are measured at fair value within the financial statements as of January 1, 2008. The adoption of FAS 157 did not have a material impact on the Company’s fair value measurements. The provisions of FAS 157 have not been applied to non-financial assets and non-financial liabilities.
In February 2007, the FASB issued FAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment to FASB Statement No. 115,” which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The Company adopted this statement as of January 1, 2008 and has elected not to apply the fair value option to any of its financial instruments at this time.
Stock-based compensation plans: The Company accounts for stock-based compensation awards in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment.”
During the first quarter of 2008, 544,000 stock options were granted with an exercise price equal to the market price of the Company’s common stock as of the date of grant. Options granted during the first quarter of 2008, vest equally over a three-year period and have a ten-year contractual term. Compensation expense equal to the fair value of the options at the grant date is recognized for these awards over the vesting period.
The fair value of each stock option is estimated on the date of grant using a Black-Scholes valuation method that uses the assumptions noted in the following table.

	Three months ended March 31,
	2008	2007
Dividend yield	1.7%	1.5%
Expected volatility	490.1%	32.6%
Risk free interest rate	3.3%	4.6%
Weighted average expected option life in years	6.4	7.0
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
The weighted-average fair value of options granted during the first quarter of 2008 and 2007 was $9.50 per share and $5.93 per share, respectively.
During the first quarter of 2008, 311,710 restricted stock awards and units were also granted to employees at no cost. These awards vest at the third anniversary from the date of award, provided the recipient is still employed by the Company on the vesting date. The cost of restricted stock, based on the fair market value at the date of grant, is charged to expense over the vesting period. The Company also granted 41,200 performance-based restricted shares that are based on achievement of certain predetermined corporate performance goals at the end of a three-year cycle. The grant date fair value of these awards was $12.78 per share. Compensation expense for these awards is recognized over three years.
The total compensation expense related to all share-based compensation plans was $1.1 million and $1.0 million for the three months ended March 31, 2008 and 2007, respectively.
Split-dollar life insurance arrangements: In September 2006, the EITF issued EITF 06-04, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Split-Dollar Life Insurance Arrangements”. EITF 06-04 concludes that an employer should recognize a liability for post-employment benefits promised to an employee. This guidance is effective for fiscal years beginning after December 15, 2007. The Company has one arrangement that meets these criteria and recorded a liability of approximately $0.3 million in 2008.
3. INVENTORIES
Inventories are summarized as follows:

	March 31,	December 31,
	2008	2007
Raw materials	$65.0	$62.3
Work in progress	34.0	26.4
Finished goods	38.5	33.1

Total inventories	$137.5	$121.8

4. INCOME TAXES
The Company’s effective tax rate for continuing operations was 19.3% and 30.1% for the three month periods ended March 31, 2008 and 2007, respectively.
The lower tax rate for the three month period ending March 31, 2008, reflects an increased benefit from foreign tax rate effects as well as the successful resolution of certain foreign and state income tax uncertainties under FIN 48 which provided a 9% benefit.
The three month period ending March 31, 2007, reflects research and development tax credit benefits of about 1.0% that are not reflected in the three month period ended March 31, 2008, as Congress has not yet extended the credit.
The Company expects the tax rate for the year to be in the range of 26 – 29%.
The Company’s unrecognized tax benefits were $8.3 million at December 31, 2007. Settlement of those unrecognized tax benefits that affect the effective tax rate could increase earnings. The Company does not expect the unrecognized tax benefits to change significantly over the next 12 months. In the first quarter of 2008 the Company recognized $0.5 million of previously unrecognized tax benefits.
5. POSTRETIREMENT BENEFITS
The components of the Company’s net periodic pension expense for its defined benefit pension plans are summarized as follows:

	US Benefit Plans		Non-US Benefit Plan
	Three months ended		Three months ended
	March 31,		March 31,
	2008	2007	2008	2007
Service cost	$0.1	$0.2	$0.1	$0.1
Interest cost	2.3	2.2	0.9	0.8
Expected return on plan assets	(2.7)	(2.7)	(1.1)	(1.0)
Amortization of actuarial loss	0.2	0.3	0.1	0.1

Net periodic pension income	$(0.1)	$—	$—	$—

The Company contributed $0.0 million and $5.0 million to its U.S. defined benefit plans and $0.4 million and $1.2 million to its non-U.S. defined benefit plan during the three months ended March 31, 2008 and 2007, respectively.
On July 17, 2006, an amendment to the Company’s U.S. defined benefit plans for all of the Company’s employees, except for University Park, Illinois IBEW employees within the Safety and Security Systems Group was approved by the Company’s Board of Directors. The amendment froze service accruals as of December 31, 2006. On April 21, 2008, the Company sold its Tool segment. As a result of the sale of these businesses, the operations have been included in discontinued operations for all periods presented. Pension expense relating to the Tool segment employees was $0.3 million in the three months ended March 31, 2008 and 2007 primarily as a result of continued service costs. These amounts are included in income from discontinued operations as they relate to the Company’s discontinued Tool segment.
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
As of March 31, 2008, 20.2 million euros were drawn on the Supplemental Agreement and $71.0 million were drawn on the Amended Credit Agreement for a total of $103.0 million drawn under the Credit Agreement.
In March 2008, the Company requested and was granted an amendment (the “Second Amendment”) to the Credit Agreement. Affected items in the Second Amendment included the definitions of Consolidated Net Worth and EBIT, reducing the Total Indebtedness to Capital ratio maximum to ..50, reducing the minimum Interest Coverage Ratio requirement which now ranges from 2:1 to 2.75:1 for the four quarters ending in 2008, reducing the required minimum percentage of consolidated assets directly owned by the Credit Agreement’s borrower and guarantors to 50%. The amendment allows for the unencumbered sale of the E-One business.
7. GOODWILL AND OTHER INTANGIBLE ASSETS
Changes in the carrying amount of goodwill for the three months ended March 31, 2008, by operating segment, were as follows:

	Safety Security	Fire	Environmental
	Systems	Rescue	Solutions	Total
Net book value at December 31, 2007	$182.5	$35.5	$126.7	$344.7
Translation	3.5	1.2	0.5	5.2

Net book value at March 31, 2008	$186.0	$36.7	$127.2	$349.9

The components of the Company’s other intangible assets as of March 31, 2008 were as follows:

	Weighted-average	Gross carrying	Accumulated	Net carrying
	useful life	value	amortization	value
($'s in millions)	(Years)
Amortizable:
Developed software	6	$24.2	$(11.8)	$12.4
Patents	5-10	0.7	(0.5)	0.2
Customer relationships	5-10	20.3	(1.4)	18.9
Technology	10	5.9	(0.4)	5.5
Other	3	1.8	(0.4)	1.4

		52.9	(14.5)	38.4
Indefinite lived: tradename		25.9	—	25.9

Total		$78.8	$(14.5)	$64.3

Amortization of intangibles for the three month periods ended March 31, 2008 and 2007 totaled $1.6 million and $0.4 million, respectively. The Company estimates that the aggregate amortization expense will be $6.6 million in 2008, $6.1 million in 2009, $5.7 million in 2010, $5.6 million in 2011, $4.5 million in 2012 and $11.5 million thereafter.
8. DISCONTINUED OPERATIONS
The following table presents the operating results of the Company’s discontinued operations for the three month periods ended March 31, 2008 and 2007:
E-One (Fire Rescue Segment)

	Three months ended
	March 31,	March 31,
	2008	2007
Net sales	$53.2	$47.7
Costs and expenses	(59.4)	(51.6)

Loss before income taxes	(6.2)	(3.9)
Income tax benefit	2.5	1.3

Loss on discontinued operations	$(3.7)	$(2.6)

Die & Mold Operations (Tool Segment)

	Three months ended
	March 31,	March 31,
	2008	2007
Net sales	$31.3	$30.2
Costs and expenses	(29.8)	(28.0)

Income before income taxes	1.5	2.2
Income tax expense	(0.6)	(0.8)

Income on discontinued operations	$0.9	$1.4

Refuse and Cutting Tool Operations (ESG and Tool Segments)

	Three months ended
	March 31,	March 31,
	2008	2007
Net sales	$—	$3.0
Costs and expenses	—	(2.8)

Income before income taxes	—	0.2
Income tax expense	—	(0.1)

Income on discontinued operations	$—	$0.1

On April 21, 2008, the Company completed the sale of Dayton Progress Corporation (excluding Dayton Hong Kong) and its subsidiary, PCS Company, referred to collectively as “Die and Mold Operations” for $64.3 million. The after tax loss on disposal was $27.1 million primarily due to asset impairments; included in the loss on disposal is the remaining goodwill of the Tool Group of $55.8 million. The Company has also decided to close the Dayton Hong Kong operation incurring a $4.6 million impairment charge related to this business. The Die and Mold operations produced special precision perforating components for metal stamping applications and tooling components for the plastic injection mold and the die cast industries. Sale proceeds have been used to repay debt.
In January 2008, the Company began to look for strategic alternatives in relation to the E-One business and in March 2008 the board approved a plan to sell the E-One business. As of March 31, 2008, the E-One business is classified as a discontinued operation. The loss from discontinued operations included $58.4 million of after-tax impairment charges to reflect the fair value of the net assets and included the write off of $6.2 million of goodwill attributable to the E-One business.
On January 31, 2007, the Company completed the sale of Manchester Tool Company, On Time Machining Company and Clapp Dico, referred to collectively as the “Cutting Tool Operations” for $65.4 million resulting in a $24.5 million net gain on disposal of discontinued operations for the three months ended March 31, 2007.
In December 2005, the Company determined that its investment in the Refuse business operating under the Leach brand name, was no longer strategic. The majority of the assets of the business have been sold since that time and the operation has been shut down. In the three month period ended March 31, 2008 the Company recorded an after tax gain of $3.7 million primarily related to a revision in the estimate of product liability reserves.
The following table shows an analysis of assets and liabilities of discontinued operations as of March 31, 2008 and December 31, 2007:

	March 31,	December 31,
($ in millions)	2008	2007
Current assets	$82.9	$130.5
Properties and equipment	52.1	38.0
Long-term assets	14.4	64.4

Total assets	$149.4	$232.9

Current liabilities	$62.0	$49.4
Long-term liabilities	14.4	23.0

Total liabilities	$76.4	$72.4

The reduction in asset values is primarily related to the asset impairment charges discussed in the previous paragraphs of this Note 8.
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
The Company has been sued in Chicago, Illinois by firefighters seeking damages claiming that exposure to the Company’s sirens has impaired their hearing and that the sirens are therefore defective. There are presently 33 cases filed during the period 1999-2004, involving a total of 2,443 plaintiffs pending in the Circuit Court of Cook County, Illinois. The trial of the first 27 of these plaintiffs’ claims began on March 18, 2008 and on April 25, 2008, a Cook County jury returned a unanimous verdict in favor of the Company and absolving the Company of any liability for all 27 of these claims, which had been consolidated for trial. A second trial has been ordered for an unspecified number of plaintiffs in June 2008. Thereafter, trials involving other Chicago fire fighters are scheduled to take place every four months.
Federal Signal has been sued outside of the Cook County venue. To date, 24 plaintiffs have filed 15 lawsuits in 10 jurisdictions in four states. With the exception of the four plaintiffs who have filed suit in New Jersey, all plaintiffs have stipulated to or claimed less than $75,000 in damages. Four cases in the Supreme Court of Kings County, New York were dismissed on January 25, 2008 after the court granted Federal Signal’s motion to dismiss which eliminated all claims pending in New York. Plaintiffs have filed a notice of appeal regarding this ruling. The four states in which plaintiffs currently have filings include the following: Missouri (Circuit Courts of Clay and Jackson Counties); Maryland (Circuit Courts for Baltimore City, Montgomery County and Prince George’s County); New Jersey (Bergen, Essex, Hudson and Passaic Counties); and Pennsylvania (Court of Common Pleas of Philadelphia County). The Company intends to vigorously defend all of these lawsuits. The Company successfully defended approximately 41 similar cases in Philadelphia, Pennsylvania in 1999 resulting in a series of unanimous jury verdicts in favor of the Company.
Federal Signal’s ongoing negotiations with CNA over insurance coverage resulted in an agreement under which CNA reimbursed $3.7 million to the Company during the year ended December 31, 2007, and a further $0.9 million during the three months ended March 31, 2008 representing a percentage of past defense costs. CNA has agreed to cover a percentage of defense costs going forward.
10. SEGMENT INFORMATION
The following table summarizes the Company’s operations by segment for the three month period ended March 31, 2008 and 2007:

	Three months ended March 31,
	2008	2007
Net sales
Safety and Security Systems	$90.8	$78.7
Fire Rescue	24.3	20.6
Environmental Solutions	113.0	113.7

Total net sales	$228.1	$213.0

Operating income
Safety and Security Systems	$8.3	$9.5
Fire Rescue	2.0	1.7
Environmental Solutions	9.7	10.1
Corporate expense	(7.3)	(4.5)

Total operating income	$12.7	$16.8

	Three months ended March 31,
	2008	2007
Identifiable assets
Manufacturing activities
Safety and Security Systems	$430.6	$419.1
Fire Rescue	127.1	120.7
Environmental Solutions	227.8	212.5
Corporate	40.1	47.7

Total manufacturing activities	825.6	800.0
Assets of discontinued operations	149.4	232.9
Financial services activities
Fire Rescue	95.9	98.8
Environmental Solutions	14.8	14.1
Corporate	19.2	33.9

Total financial services activities	129.9	146.8

Total identifiable assets	$1,104.9	$1,179.7

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
Changes in the Company’s warranty liabilities for the three month period ended March 31, 2008 and 2007 were as follows:

	Three months ended March 31,
	2008	2007
Balance at January 1	$5.9	$5.1
Provisions to expense	1.9	1.8
Actual costs incurred	(1.8)	(1.6)

Balance at March 31	$6.0	$5.3

The Company guarantees the debt of a joint venture in China. The notional amount of the guaranteed debt as of March 31, 2008 totaled $5.0 million. No losses have been incurred as of March 31, 2008.
The Company also provides residual value guarantees on vehicles sold to certain customers. Proceeds received in excess of the fair value of the guarantee are deferred and amortized into income ratably over the life of the guarantee. The Company recorded these transactions as operating leases and recognized liabilities equal to the fair value of the guarantees. The notional amounts of the residual value guarantees totaled $2.4 million as of March 31, 2008. No losses have been incurred as of March 31, 2008. The guarantees expire between 2008 and 2010.
The Dallas Fort Worth (“DFW”) airport has given Federal APD notices of non-performance and default, most recently in March 2008, regarding the $18.0 million contract for installation of a new parking and revenue control system at the airport, and DFW has demanded that Federal APD cure its alleged non-performance. DFW also provided a copy of the non-performance and default letters to the Company’s surety carrier. The most recent non-performance and default claim relates principally to certain disagreements as to the timeliness of certain work under the contract and whether certain of Federal APD’s work has complied with contract specifications. DFW has threatened to pursue all available legal remedies if Federal APD does not cure the alleged default, including termination of the contract. Federal APD disputes that there was any basis under the contract for the non-performance or default as alleged by DFW and also disputes that DFW is entitled to terminate the contract for cause. The parties are engaged in discussions in an attempt to resolve the outstanding issues.
12. FAIR VALUE OF FINANCIAL INSTRUMENTS
For assets and liabilities measured at fair value on a recurring basis during the period under the provisions of FAS 157, the Company uses an income approach to value the assets and liabilities for outstanding derivative contracts which include interest rate swap and foreign currency forward contracts. These contracts are valued using an income approach which consists of a discounted cash flow model that takes into account the present value of future cash flows under the terms of the contracts using current market information as of the reporting date such as prevailing interest rates and foreign currency spot and forward rates. As noted in Note 2, the Company has adopted the provisions of FAS 157 with respect to its financial assets and liabilities that are measured at fair value within the condensed consolidated financial statements. The Company has deferred the application of the provisions of this statement to its non-financial assets and liabilities in accordance with FSP 157-b. The following table provides a summary of the fair values of assets and liabilities under FAS 157:

Fair Value Measurements at March 31, 2008
Assets		Quoted Prices in Active	Significant Other	Significant
		Markets for Identical	Observable Inputs	Unobservable Inputs
	Total	Assets (Level 1)	(Level 2)	(Level 3)
Derivatives	$2.0	$—	$2.0	$—

Fair Value Measurements at March 31, 2008
Liabilities		Quoted prices in Active	Significant Other	Significant
		Markets for Identical	Observable Inputs	Unobservable Inputs
	Total	Assets (Level 1)	(Level 2)	(Level 3)
Derivatives	$(6.7)	$—	$(6.7)	$—

13. NEW ACCOUNTING PRONOUNCEMENTS
In December 2007, the FASB issued FAS No. 141 (revised 2007), “Business Combinations” (“FAS 141(R)”), which expands the definition of a business and a business combination, requires the fair value of the purchase price of an acquisition including the issuance of equity securities to be determined on the acquisition date, requires that all assets, liabilities, contingent consideration, contingencies and in-process research and development costs of an acquired business be recorded at fair value at the acquisition date, requires that acquisition costs generally be expensed as incurred, requires that restructuring costs generally be expensed in periods subsequent to the acquisition date, and requires changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period to impact income tax expense. The Company will be required to adopt FAS 141(R) on January 1, 2009. The Company is currently evaluating what impact, if any, FAS 141(R) will have on its consolidated financial statements.
In December 2007, the FASB issued FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“FAS 160”), which changes the accounting and reporting for minority interests such that minority interests will be recharacterized as noncontrolling interests and will be required to be reported as a component of equity, and requires that purchases or sales of equity interests that do not result in a change in control be accounted for as equity transactions and, upon a loss of control, requires the interest sold, as well as any interest retained, to be recorded at fair value with any gain or loss recognized in earnings. The Company will be required to adopt FAS 160 on January 1, 2009. The Company does not expect FAS 160 to have a material impact to its results of operations or financial position.
In March 2008, the FASB issued Statement of FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FAS 133” (“FAS 161”). This new standard requires enhanced disclosures for derivative instruments, including those used in hedging activities. It is effective for fiscal years and interim periods beginning after November 15, 2008, and will be applicable to the Company in the first quarter of fiscal 2009. The Company is currently evaluating what impact, if any, FAS 161 will have on its consolidated financial statements.
14. SUBSEQUENT EVENTS
On April 21, 2008, the Company completed the sale of Dayton Progress Corporation (excluding Dayton Hong Kong) and its subsidiary, PCS Company, referred to collectively as “Die and Mold Operations” for $64.3 million. The after tax loss on disposal was $27.1 million primarily due to asset impairments included in the loss on disposal is the remaining goodwill of the Tool Group of $55.8 million. The Company has also decided to close the Dayton Hong Kong operation incurring a $4.6 million impairment charge related to this business. The Die and Mold operations produced special precision perforating components for metal stamping applications and tooling components for the plastic injection mold and the die cast industries. Sale proceeds have been used to repay debt.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Federal Signal Corporation (the “Company”) manufactures safety, signaling and communication equipment and systems; articulated aerial devices and a broad range of municipal and industrial cleaning vehicles. Due to technology, marketing, distribution and product application synergies, the Company’s business units are organized and managed in three operating segments: Safety and Security Systems, Fire Rescue and Environmental Solutions. The Company also provides customer and dealer financing to support the sale of vehicles and products.
Consolidated Results of Operations
The following table presents the Company’s results of operations for the three month period ended March 31, 2008 and 2007, respectively (in millions):

Three months ended
March 31,
2008	2007
Net sales	$228.1	$213.0
Cost of sales	(168.2)	(157.4)

Gross profit	59.9	55.6
Operating expenses	(47.2)	(38.8)

Operating income	12.7	16.8
Interest expense	(6.8)	(6.1)
Other expense, net	(0.5)	(0.3)
Income tax expense	(1.1)	(3.1)

Income from continuing operations	4.3	7.3
(Loss) gain from discontinued operations and disposal, net of tax	(89.2)	23.4

Net (loss) income	$(84.9)	$30.7

Other data:
Operating margin	5.6%	7.9%
Earnings per share – continuing operations	$0.0	9	$0.1	5

	Three months ended
	March 31,
	2008	2007
Analysis of orders:
Total orders	$252.4	$269.9
Change in orders year over year	(6)%
Change in US municipal and government orders year over year	(12)%
Change in US industrial and commercial orders year over year	(4)%
Change in non-US orders year over year	(4)%
Net sales increased 7% in the first quarter of 2008 compared to the same quarter of 2007. The increase is attributable to higher volumes of Safety and Security Solutions and Fire Rescue products.
Operating income of $12.7 million in the first quarter of 2008 declined $4.1 million from the first quarter of 2007. The decline was driven by increased operating expenses primarily due to increased expenses associated with the ongoing firefighters hearing loss litigation and trial of $3.0 million, higher provisions in relation to a disputed contract of $1.7 million and severance costs related to cost reduction efforts of $1.3 million.
Interest expense increased in the first quarter of 2008 to $6.8 million compared to $6.1 million in the same quarter last year on higher borrowing, primarily to fund the acquisition of PIPS Technologies during the third quarter of 2007.
The Company’s effective tax rate on earnings from continuing operations was 19.3% and 30.1% for the three-month period ended March 31, 2008 and 2007, respectively. The lower tax rate reflects benefits of lower foreign tax rates and the successful resolution of certain foreign and state income tax uncertainties offset by a shortfall of 1% relating to R&D tax credit benefits not taken in 2008 because Congress has not yet extended the credit.
Income from continuing operations was $4.3 million for the quarter ended March 31, 2008 versus $7.3 million for the comparable period in 2007 reflecting increased operating expenses and higher interest expense year over year, offset by a more favorable tax rate.
For the quarter ended March 31, 2008 a loss on discontinued operations and disposals of $89.2 million was incurred primarily comprised of a loss of $31.7 million for the Die and Mold Operations and an impairment charge of $58.4 million on E-One.
For the quarter ended March 31, 2007, after completion of the sale of the cutting tool operations in the first quarter of 2007, and substantial completion of the wind-down of the refuse business, the Company realized a net after-tax gain on the sale of previously discontinued operations of $24.4 million.
Diluted earnings per share from continuing operations decreased 40% to $0.09 for the quarter ended March 31, 2008.
Orders and Backlog
Orders decreased 6% from the first quarter of 2007 to $252 million from $270 million. Demand decreased in US industrial and commercial and US municipal and government markets, and international new business was lower due to timing of large orders.
US municipal orders declined 12% from the year ago comparable period primarily as a result of lower demand for sweepers and police products which decreased by $9.2 million and $2.8 million, respectively. US industrial and commercial orders decreased 4% from the prior year quarter with declines in environmental products of $4.9 million and safety and security solutions products of $2.0 million offset by increases in aerial apparatus of $4.0 million.
Orders from non-US markets decreased 4% to $120 million in the first quarter of 2008, from $125 million last year. The decrease was due to the timing of large orders for police equipment which were $6.0 million lower in 2008 compared to a strong 2007.
Backlog at $368 million increased 19% over the same period in 2007, as the continued strong demand for Bronto aerial devices and orders for automated license plate recognition (“ALPR”) cameras and technology more than offset a decrease in police product orders.
Safety and Security Systems
The following table summarizes the Safety and Security Systems Group’s operating results for the three month period ended March 31, 2008 and 2007, respectively (dollars in millions):

	Three months ended
	March 31,
	2008	2007
Total orders	$95.9	$97.9
US orders	55.0	57.5
Non-US orders	40.9	40.4
Net sales	90.8	78.7
Operating income	8.3	9.5
Operating margin	9.1%	12.0%
Orders in the first quarter of 2008 were 2% below the prior year comparable period with declines in domestic market segments and the absence of large export orders in the prior year where timing is inconsistent. US orders declined 4% from the prior year attributable primarily to lower industrial orders. Non-US orders increased slightly with a $6.0 million reduction due to timing of large orders for police equipment being more than offset by orders for ALPR cameras and technology relating to the PIPS business acquired in the third quarter of 2007.
A 15% increase in net sales over the first quarter of 2007, was the result of volume increases in parking systems, warning sirens and ALPR cameras and technology of $3.1 million, $1.7 million and $5.6 million, respectively.
Operating income and margins decreased in the quarter due in part to costs associated with the start up of the systems sales business. Severance costs related to cost reduction initiatives decreased operating income by $0.5 million, as compared to the first quarter of the prior year. The higher volume partially offset these increased costs.
Fire Rescue
The following table summarizes the Fire Rescue Group’s operating results for the three month period ended March 31, 2008 and 2007, respectively (dollars in millions):

	Three months ended March 31,
	2008	2007
Total orders	$59.0	$61.5
US orders	5.3	1.5
Non-US orders	53.7	60.0
Net sales	24.3	20.6
Operating income	2.0	1.7
Operating margin	8.2%	8.3%
Segment results have been restated to exclude the results of E-One Operations, which have been presented as discontinued operations.
Orders were 4% below the prior year. Demand for Bronto articulated aerial devices continues to be high in international markets and significantly above the current production rate. The operation is in the process of a 40% capacity expansion which will come on line in the third quarter and help meet the increased demand.
Net sales in the first quarter increased 18% from the comparable quarter in 2007 on shipments of higher value aerial products.
Operating income increased 18% as compared to the first quarter of 2007 largely as a result of higher profit margins driven by favorable currency movements.
Environmental Solutions
The following table summarizes the Environmental Solutions Group’s operating results for the three month period ended March 31, 2008 and 2007, respectively (dollars in millions):

	Three months ended March 31,
	2008	2007
Total orders	$97.5	$110.5
US orders	72.0	85.6
Non-US orders	25.5	24.9
Net sales	113.0	113.7
Operating income	9.7	10.1
Operating margin	8.6%	8.9%
Orders of $97.5 million in the first quarter of 2008 were 12% below the prior year quarter. US orders decreased 16% compared to prior year due to a decrease in sweeper and vacuum truck orders. Non-US orders remained flat compared to the prior year.

Net sales remained essentially flat compared to the first quarter in 2007 as new vehicle volume, down by $5.5 million, was offset by higher pricing on products sold.
Operating income decreased 4% from the comparable period due to $0.5 million of increased costs for an enterprise system (ERP) implementation, and $0.5 million of severance costs associated with the implementation of cost-reduction initiatives, partially offset by cost reductions.
Corporate Expenses
Corporate expenses increased to $7.3 million for the first quarter of 2008 compared to $4.5 million in the first quarter of 2007. The increase is primarily due to $3.0 million of higher legal and trial costs associated with the Company’s ongoing firefighter hearing loss litigation, severance costs of $0.4 million and an increase in reserves of $1.5 million related to a contract dispute partially offset by general cost reductions.
Discontinued Operations
On April 21, 2008, Dayton Progress Corporation (excluding Dayton Hong Kong) and PCS Corporation, referred to collectively as the “Die and Mold Operations” were sold. The Company has also decided to close Dayton Hong Kong. The closure will be completed in 2008. These operations are included as discontinued operations for all periods presented. Previously, the Die and Mold Operations were included in the Company’s Tool Segment.
The Company is pursuing strategic alternatives in relation to E-One Operations which are considered available for sale and have been included in discontinued operations for all periods presented. Also included as discontinued operations, is the Company’s investment in the Refuse business, operating under the Leach brand name. The majority of the assets of this business have been sold, and the operation was closed in 2006.
There was a net loss of $89.2 million on discontinued operations primarily relating to the impairment of assets of the Die & Mold operations and E-One operations.
There was a net gain of $23.4 million on discontinued operations for the three month period ended March 31, 2007 primarily relating to the sale of the Cutting Tool operations.
Seasonality of Company’s Business
Certain of the Company’s businesses are susceptible to the influences of seasonal buying or delivery patterns. The Company’s businesses which tend to have lower sales in the first calendar quarter compared to other quarters as a result of these influences are street sweeping, aerial equipment, outdoor warning, emergency signaling products and parking systems.
Financial Position, Liquidity and Capital Resources
The Company utilizes its operating cash flow and available borrowings under its revolving credit facility for working capital needs of its operations, capital expenditures, strategic acquisitions of companies operating in markets related to those already served, pension contributions, debt repayments, share repurchases and dividends. The Company anticipates that its financial resources and major sources of liquidity, including cash flow from operations and borrowing capacity, will continue to be adequate to meet its operating and capital needs in addition to its financial commitments.
The following table summarizes the Company’s cash flows for the three months ended March 31, 2008 and 2007, respectively (in millions):

	Three months ended March 31,
	2008	2007
Operating cash flow	$11.3	$(8.7)
Investing, net	(8.6)	43.7
Debt borrowings (repayments), net	(3.4)	(22.0)
Dividends	(2.9)	(2.9)
Other, net	0.1	0.1

(Decrease) increase in cash and cash equivalents	$(3.5)	$10.2

Operating cash flow increased $20.0 million over the comparable period in 2007. Contributing to the increase was a reduction in floor plan receivables of $16.9 million over the previous year and pension contributions which were $5.8 million lower in the first quarter of 2008 compared to the prior year, partially offset by a use of cash to fund working capital requirements. Discontinued operations provided $1.1 million in cash versus a use of $11.6 million in the comparable prior year quarter primarily due to an increase in inventory at the Company’s E-One Ocala facility in the comparable period of 2007.
Cash flow from investing activities in the first quarter of 2007 includes the receipt of $67.0 million following the completion of the sale of the “Cutting Tool Operations”, previously included in the Company’s discontinued operations. Proceeds from the sale were used in part to acquire a Michigan-based software company, “Codespear” for $16.6 million, and to reduce debt.
Cash balances at March 31, 2008 totaled $9.0 million, down from $12.5 million at year-end 2007 as a result of reduction in cash at overseas operations. Manufacturing debt net of cash as a percentage of capitalization was 45.2% at March 31, 2008, versus 38.8% at the end of the 2007. The increase primarily reflects the $89.2 million loss incurred on discontinued operations.
At March 31, 2008, $103.0 million was drawn against the Company’s $250.0 million revolving credit line, and the Company was in compliance with all debt covenants.

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
Of the Company’s debt at March 31, 2008, $121.9 million was used to support financial services assets.
The Company also has foreign exchange exposures related to buying and selling in currencies other than the local currency in which it operates. The Company utilizes foreign currency forward and option contracts to manage risks associated with sales and purchase commitments as well as forecasted transactions denominated in foreign currencies.
The information contained in Note 11, “Commitments and Guarantees” to the Condensed Consolidated Financial Statements of this Form 10-Q discusses the changes in the Company’s exposure to market risk during the three month period ended March 31, 2008. For additional information, refer to the discussion contained under the caption “Market Risk Management” included in Item 7 of the Company’s Form 10-K for the year ended December 31, 2007.
Item 4. Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934, the Company’s management, with the participation of the Company’s interim Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2008. Based on that evaluation, the Company’s interim Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2008. As a matter of practice, the Company’s management continues to review and document disclosure controls and procedures, including internal controls and procedures for financial reporting. From time to time, the Company may make changes aimed at enhancing the effectiveness of the controls and to ensure that the systems evolve with the business. During the quarter ended March 31, 2008, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II. Other Information
Item 1. Legal Proceedings
The information is set forth in Footnote 9 and Footnote 11 of the financial statements included in Part I of this Form 10-Q are incorporated herein by reference.
Item 1A. Risk Factors
There have been no material changes in the risk factors described in Item 1A (“Risk Factors”) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
Item 2. Unregistered Sale of Equity Securities and Use of Proceeds
On April 22, 2008 the Board of Directors of the Company approved a program to repurchase up to 450,000 shares before June 30, 2008. The planned repurchase is to offset the dilution impact of stock based compensation.
Item 5. Other Information.
On May 2, 2008, the Company issued a press release announcing its financial results for the quarter ended March 31, 2008. The full text of the press release is included as Exhibit 99.1 to this Form 10-Q.
Item 6. Exhibits
Exhibit 10.1 — Dickens Severance Agreement
Exhibit 10.2 — Amended Credit Facility Agreement – Second Amendment
Exhibit 10.3 — Tool Sale Agreement
Exhibit 31.1 — CEO Certification under Section 302 of the Sarbanes-Oxley Act
Exhibit 31.2 — CFO Certification under Section 302 of the Sarbanes-Oxley Act
Exhibit 32.1 — CEO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act
Exhibit 32.2 — CFO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act
Exhibit 99.1 — Press Release dated May 2, 2008

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Signal Corporation
Date: May 2, 2008	By:	/s/ Stephanie K. Kushner
Stephanie K. Kushner, Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
10.1	Dickens Severance Agreement

10.2	Amended Credit Facility Agreement – Second Amendment

10.3	Tool Sale Agreement

31.1	CEO Certification under Section 302 of the Sarbanes-Oxley Act, is filed herewith.

31.2	CFO Certification under Section 302 of the Sarbanes-Oxley Act, is filed herewith.

32.1	CEO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act, is filed herewith.

32.2	CFO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act, is filed herewith.

99.1	Press Release dated May 2, 2008