Form 10-Q
period 2008-06-30
FEDERAL SIGNAL CORP /DE/
filed 2008-07-28
CIK 277509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
     Indicate by check mark whether the Company is a shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the Company’s classes of common stock, as of the latest practicable date.

Title
Common Stock, $1.00 par value	47,503,025 shares outstanding at July 13, 2008

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
These risks and uncertainties, some of which are beyond the Company’s control, include the cyclical nature of the Company’s industrial and municipal markets, technological advances by competitors, risks associated with dealers and distributors, risks associated with system conversions, increased warranty and product liability expenses, risks associated with supplier and other partner alliances, changes in cost competitiveness including those resulting from foreign currency movements, disruptions in the supply of parts or components from sole source suppliers and subcontractors, commodity price escalation, availability of credit, retention of key employees and general changes in the competitive environment in which the Company operates.
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

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended June 30,		Six months ended June 30,
($ in millions, except per share data)	2008	2007	2008	2007
Net sales	$254.3	$243.2	$482.4	$456.2
Costs and expenses:
Cost of sales	(186.4)	(176.2)	(354.6)	(333.6)
Selling, general and administrative	(49.2)	(44.4)	(96.4)	(83.2)

Operating income	18.7	22.6	31.4	39.4
Interest expense	(5.5)	(5.7)	(12.3)	(11.8)
Other expense, net	(1.4)	(0.4)	(1.9)	(0.7)

Income before income taxes	11.8	16.5	17.2	26.9
Income tax expense	(3.8)	(4.3)	(4.9)	(7.5)

Income from continuing operations	8.0	12.2	12.3	19.4
(Loss) gain from discontinued operations and disposal, net of income tax benefit (expense), of $3.3, $0.8, $16.8 and $(5.1), respectively	(21.4)	(1.1)	(110.6)	22.3

Net (loss) income	$(13.4)	$11.1	$(98.3)	$41.7

COMMON STOCK DATA:
Basic and diluted earnings per share:
Earnings from continuing operations	$0.17	$0.25	$0.26	$0.40
(Loss) earnings from discontinued operations and disposal	(0.45)	(0.02)	(2.31)	0.47

(Loss) earnings per share	$(0.28)	$0.23	$(2.05)	$0.87

Weighted average common shares outstanding:
Basic	47.6	47.8	47.8	47.9
Diluted	47.6	47.8	47.8	47.9

Cash dividends per share of common stock	$0.06	$0.06	$0.12	$0.12
See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (Unaudited)

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2008	2007	2008	2007
Net (loss) income	$(13.4)	$11.1	$(98.3)	$41.7
Other comprehensive (loss) income, net of tax - Foreign currency translation	(5.6)	5.9	3.7	6.4
Net derivative gain (loss), cash flow hedges	—	(1.1)	0.9	(1.4)
Amortization of actuarial pension loss, net	0.5	—	0.6	—

Comprehensive (loss) income	$(18.5)	$15.9	$(93.1)	$46.7

See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30,	December 31,
($ in millions)	2008	2007 (a)
ASSETS
Manufacturing activities:
Current assets
Cash and cash equivalents	$16.6	$12.5
Accounts receivable, net of allowances for doubtful accounts of $6.2 million and $3.8 million, respectively	155.8	147.8
Inventories	134.7	121.8
Other current assets	46.7	42.7

Total current assets	353.8	324.8
Properties and equipment, net	70.9	59.6
Other assets
Goodwill	349.0	344.7
Intangible assets, net of accumulated amortization	62.0	65.2
Deferred charges and other assets	9.1	7.2

Total manufacturing assets	844.8	801.5
Assets of discontinued operations	44.5	231.8
Financial services activities — Lease financing and other receivables, net of allowances for doubtful accounts of $3.6 million and $3.6 million, respectively	71.3	146.8

Total assets	$960.6	$1,180.1

LIABILITIES AND SHAREHOLDERS’ EQUITY
Manufacturing activities:
Current liabilities
Short-term borrowings	$3.5	$2.6
Current portion of long-term borrowings	32.7	45.4
Accounts payable	66.8	66.2
Accrued liabilities
Compensation and withholding taxes	23.7	26.8
Customer deposits	24.8	17.7
Other	47.8	53.6

Total current liabilities	199.3	212.3
Long-term borrowings	218.5	240.7
Long-term pension and other liabilities	27.7	32.3
Deferred income taxes	43.2	39.3

Total manufacturing liabilities	488.7	524.6
Liabilities of discontinued operations	63.4	72.8
Financial services activities — Borrowings	66.5	137.4

Total liabilities	618.6	734.8
Shareholders’ equity
Common stock, $1 par value per share, 90.0 million shares authorized, 49.4 million and 49.4 million shares issued, respectively	49.4	49.4
Capital in excess of par value	105.1	103.2
Retained earnings	229.4	333.8
Treasury stock, 1.9 million and 1.5 million shares at cost, respectively	(36.1)	(30.1)
Accumulated other comprehensive (loss) income:
Foreign currency translation, net	19.6	15.9
Net derivative loss, cash flow hedges	(1.1)	(2.0)
Unrecognized pension and postretirement losses, net	(24.3)	(24.9)

Total	(5.8)	(11.0)

Total shareholders’ equity	342.0	445.3

Total liabilities and shareholders’ equity	$960.6	$1,180.1

See notes to condensed consolidated financial statements.

(a)	The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date and has been revised for discontinued operations.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six months ended June 30,
($ in millions)	2008	2007
Operating activities:
Net (loss) income	$(98.3)	$41.7
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Loss (gain) on discontinued operations and disposal	110.6	(22.3)
Depreciation and amortization	8.4	5.4
Stock based compensation expense	1.9	2.6
Lease financing and other receivables	75.5	15.7
Pension contributions	(5.8)	(6.2)
Working capital (1)	(9.8)	(13.2)
Other	4.0	4.0

Net cash provided by continuing operating activities	86.5	27.7
Net cash used for discontinued operating activities	(0.6)	(9.7)

Net cash provided by operating activities	85.9	18.0

Investing activities:
Purchases of properties and equipment	(15.6)	(9.6)
Payment for acquisitions, net of cash acquired	—	(16.6)
Other, net	(0.1)	(1.7)

Net cash used for continuing investing activities	(15.7)	(27.9)
Net cash provided by discontinued investing activities	52.8	66.0

Net cash provided by investing activities	37.1	38.1

Financing activities:
Decrease in short-term borrowings, net	(0.9)	(29.0)
Payments on long-term borrowings, net	(106.8)	(21.1)
Purchases of treasury stock	(6.0)	—
Cash dividends paid to shareholders	(5.8)	(5.7)
Other, net	—	0.4

Net cash used for continuing financing activities	(119.5)	(55.4)

Net cash used for financing activities	(119.5)	(55.4)

Effects of foreign exchange rate changes on cash	0.6	0.2

Increase in cash and cash equivalents	4.1	0.9
Cash and cash equivalents at beginning of period	12.5	15.7

Cash and cash equivalents at end of period	$16.6	$16.6

(1)	Working capital is composed of net accounts receivable, inventories, accounts payable and customer deposits.
See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1. BASIS OF PRESENTATION
The condensed consolidated financial statements of Federal Signal Corporation and subsidiaries (the “Company”) included herein have been prepared by the Company, without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to ensure the information presented is not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
In the opinion of the management of the Company, the information contained herein reflects all adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods. Such adjustments are of a normal recurring nature. The operating results for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year of 2008.
The Company reports its interim quarterly periods on a 13-week basis ending on a Saturday with the fiscal year ending on December 31. For convenience purposes, the Company uses “June 30, 2008” to refer to its financial position as of June 28, 2008 and its results of operations for the 13-week and 26-week periods ended June 28, 2008.
2. SIGNIFICANT ACCOUNTING POLICIES
Reclassifications: Certain balances in 2007 have been reclassified to conform to the 2008 presentation. Included with the reclassifications are restatements for discontinued operations. The discontinued operations arise out of the Fire Rescue Group and Tool segments.
Earnings per share: Basic earnings per share (EPS) is computed by dividing net income by the weighted average common shares outstanding, which totaled 47.6 million and 47.8 million for the quarters ended June 30, 2008 and 2007, respectively, and 47.8 million and 47.9 million for the six month periods ended June 30, 2008 and 2007, respectively. Diluted earnings per share is calculated by dividing net income by the weighted average common shares outstanding plus additional common shares that would have been outstanding assuming the exercise of stock options and performance share units that are dilutive. The Company uses the treasury stock method to calculate dilutive shares. For the quarter ended June 30, 2008 and 2007, 1,015 and 6,941 employee stock options, respectively; and 0 and 7,425 employee stock options for the six month periods ended June 30, 2008 and 2007, respectively, were considered potential dilutive common shares. However, the 1,015 shares for the quarter ended June 30, 2008 are antidilutive due to the net loss during that period. As a result, they are excluded from the denominator for the diluted earnings per share calculation. The weighted average number of shares outstanding, for diluted earnings per share was 47.6 million and 47.8 million for the quarters ended June 30, 2008 and 2007, respectively; and 47.8 million and 47.9 million for the six months ended June 30, 2008 and 2007, respectively. Options to purchase 2.6 million and 2.4 million shares of common stock were excluded from the calculation of the number of shares outstanding for diluted EPS for the three months ended June 30, 2008 and 2007, respectively because their effects were antidilutive. For the six months ended June 30, 2008 and 2007, options to purchase 2.6 million and 2.3 million shares of common stock, respectively, were excluded from the calculation of the number of shares outstanding as their effects were antidilutive. In 2008, 41,200 performance share units were also excluded from the calculation of the number of shares outstanding for diluted earnings per share because their effects were antidilutive.
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
Split-dollar life insurance arrangements: In September 2006, the EITF issued EITF 06-04, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Split-Dollar Life Insurance Arrangements”. EITF 06-04 concludes that an employer should recognize a liability for post-employment benefits promised to an employee. This guidance is effective for fiscal years beginning after December 15, 2007. The Company has one arrangement that meets these criteria and has recorded a liability of approximately $0.3 million in 2008.
3. INVENTORIES
Inventories are summarized as follows:

	June 30,	December 31,
	2008	2007
Raw materials	$69.4	$62.3
Work in progress	34.3	26.4
Finished goods	31.0	33.1

Total inventories	$134.7	$121.8

4. INCOME TAXES
The Company’s effective tax rate was 32.3% and 26.0% for the three month periods ended June 30, 2008 and 2007, respectively.
The higher tax rate for the three month period ending June 30, 2008, reflects a decreased benefit from foreign tax rate effects of approximately 2.7% and a decreased benefit in tax-exempt interest of approximately 1.6%
The three month period ending June 30, 2007, reflects R & D tax credit benefits of about 1.0% that is not reflected in the three month period ended June 30, 2008, as Congress has not yet extended the credit.
The Company’s unrecognized tax benefits were $8.3 million at January 1, 2008 of which there are $5.8 million of tax benefits that if recognized, would reduce our annual effective tax rate. The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. Interest and penalties amounting to $1.5 million and $0.2 million respectively are included in the consolidated balance sheet. We do not expect our unrecognized tax benefits to change significantly over the next 12 months.
5. POSTRETIREMENT BENEFITS
The components of the Company’s net periodic pension expense for its defined benefit pension plans are summarized as follows:

	US Benefit Plans				Non-US Benefit Plan
	Three months		Six months		Three months		Six months
	ended June 30,		ended June 30,		ended June 30,		ended June 30,
	2008	2007	2008	2007	2008	2007	2008	2007
Service cost	$0.2	$0.5	$0.6	$1.0	$0.1	$0.1	$0.1	$0.2
Interest cost	2.2	2.2	4.5	4.4	0.9	0.8	1.7	1.6
Expected return on plan assets	(2.8)	(2.7)	(5.6)	(5.4)	(1.1)	(1.0)	(2.1)	(2.0)
Amortization of actuarial loss	0.2	0.3	0.4	0.6	0.1	0.1	0.3	0.2
Curtailment charge	0.4		0.4
Settlement charge	2.4		2.4

Net periodic pension expense	$2.6	$0.3	$2.7	$0.6	$—	$—	$—	$—

On April 28, 2008, an amendment to the Company’s U.S. defined benefit plans for University Park, Illinois IBEW employees within the Safety and Security Systems Group was approved. The amendment will freeze service accruals for these employees as of December 31, 2008. A similar amendment for all of the Company’s remaining US employees was approved in July 2006.
On April 21, 2008, the Company sold its Die & Mold Operations. The operations were included in discontinued operations for all periods presented through the sale date. As a result of the amendment related to the sale of the Tool business, the Company was required to recognize a curtailment adjustment and a settlement charge under SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Plans and for Termination Benefits”. Pension expense relating to the Tool segment employees was $2.7 million and $3.0 million for the three and six months ended June 30, 2008, respectively, primarily as a result of the curtailment and settlement charges of $0.4 million and $2.4 million, respectively, as well as continued service costs through the sale date.
The remeasurement of these defined benefit plans as a result of the amendment also included a change in the weighted average discount rate from 6.45% used at year-end 2007 to 6.60% at the May 1, 2008 remeasurement date, the impact of which was to decrease pension expense in continuing operations by $0.3 million in the three and six months ended June 30, 2008. The projected benefit obligation was reduced by $17.3 million and the accumulated benefit obligation by $8.7 million as a result of these changes.
The Company contributed $5.0 million during the six months ended June 30, 2008 and 2007 to its U.S. defined benefit plans and $0.8 million and $1.2 million to its non-U.S. defined benefit plan during the six months ended June 30, 2008 and 2007, respectively.
6. FINANCIAL ASSETS AND LIABILITIES
On June 27, 2008 the Company sold approximately 50% of its municipal leasing portfolio to Banc of America Public Capital Corp. for proceeds of $53.5 million, which approximated book value. On the same day, the Company paid down its borrowings under the loan agreement with Banc of America Leasing & Capital, LLC in the amount of $46.7 million.
7. DISCONTINUED OPERATIONS
The following table presents the operating results of the Company’s discontinued operations for the three and six month periods ended June 30, 2008 and 2007:
E-ONE (Fire Rescue Segment)

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
Net sales	$77.7	$43.5	$130.9	$91.3
Costs and expenses	(80.5)	(47.2)	(139.8)	(98.8)

Loss before income taxes	(2.8)	(3.7)	(8.9)	(7.5)
Income tax benefit	3.4	1.5	5.8	2.7

Income (loss) on discontinued operations	$0.6	$(2.2)	$(3.1)	$(4.8)

Die & Mold Operations (Tool Segment)

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
Net sales	$8.3	$29.4	$39.6	$59.6
Costs and expenses	(8.4)	(27.8)	(38.3)	(55.8)

(Loss) income before income taxes	(0.1)	1.6	1.3	3.8
Income tax expense	(0.1)	(0.7)	(0.7)	(1.5)

(Loss) Income on discontinued operations	$(0.2)	$0.9	$0.6	$2.3

Refuse and Cutting Tool Operations (ESG and Tool Segments)

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
Net sales	$—	$—	$—	$3.0
Costs and expenses	—	—	—	(2.8)

Income before income taxes	—	—	—	0.2
Income tax expense	—	—	—	(0.1)

Income on discontinued operations	$—	$—	$—	$0.1

On April 21, 2008, the Company completed the sale of Dayton Progress Corporation (excluding Dayton Hong Kong) and its subsidiary, PCS Company, referred to collectively as “Die and Mold Operations” for $64.3 million. For the three month period ended June 30, 2008, the after-tax loss on disposal was $2.4 million, primarily due to curtailment/settlement charges in relation to the defined benefit pension plan as discussed in Note 5. The after-tax loss on disposal for the six month period ended June 30, 2008 was $29.5 million primarily due to asset impairments; included in the loss on disposal is the remaining goodwill of the Tool Group of $55.8 million. The Company has also decided to close the Dayton Hong Kong operation incurring a $0.4 million and $5.0 million impairment charge related to this business for the three and six month periods ended June 30, 2008, respectively. The Die and Mold operations produced special precision perforating components for metal stamping applications and tooling components for the plastic injection mold and the die cast industries. Sale proceeds have been used to repay debt.
On July 16, 2008 the Company announced that it has signed a definitive agreement to sell E-ONE, located in Ocala, Florida for approximately $20.0 million subject to a working capital adjustment. The sale is expected to be completed in the third quarter of 2008. The after-tax loss on the sale for the six month period ended June 30, 2008 of $77.1 million, related primarily to after-tax impairment charges that reflect the estimate of fair value of the net assets and the impairment of $6.2 million of goodwill attributable to the E-ONE business.
On January 31, 2007, the Company completed the sale of Manchester Tool Company, On Time Machining Company and Clapp Dico, referred to collectively as the “Cutting Tool Operations” for $65.4 million resulting in a $24.5 million net gain on disposal of discontinued operations for the six months ended June 30, 2007.
In December 2005, the Company determined that its investment in the Refuse business operating under the Leach brand name, was no longer strategic. The majority of the assets of the business have been sold since that time and the operation has been shut down. In the period ended June 30, 2008 the Company recorded an after-tax gain of $3.5 million primarily related to a revision in the estimate of product liability reserves.
The following table shows an analysis of assets and liabilities of discontinued operations as of June 30, 2008 and December 31, 2007:

	June 30,	December 31,
($ in millions)	2008	2007
Current assets	$33.3	$129.4
Properties and equipment	11.2	38.0
Long-term assets	—	64.4

Total assets	$44.5	$231.8

Current liabilities	$52.9	$49.8
Long-term liabilities	10.5	23.0

Total liabilities	$63.4	$72.8

The reduction in asset values is primarily related to the asset impairment charges discussed in the previous paragraphs of this Note 7.
8. LEGAL PROCEEDINGS
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
The Company has been sued in Chicago, Illinois by firefighters seeking damages claiming that exposure to the Company’s sirens has impaired their hearing and that the sirens are therefore defective. There are presently 33 cases filed during the period 1999-2004, involving a total of 2,443 plaintiffs pending in the Circuit Court of Cook County, Illinois. The trial of the first 27 of these plaintiffs’ claims began on March 18, 2008 and ended on April 25, 2008, when a Cook County jury returned a unanimous verdict in favor of the Company and absolved the Company of any liability for all 27 of these claims, which had been consolidated for trial. Since the first trial concluded, the court has dismissed another 40 cases which had been selected for trial in September 2008. The next trial of another sub-group of 40 Chicago firefighter plaintiffs is scheduled for January 5, 2009. Additional trial dates of Chicago plaintiff firefighters are scheduled during 2009 and 2010.

Federal Signal has been sued outside of the Cook County venue. To date, 17 plaintiffs have filed 13 lawsuits in 8 jurisdictions in three states. With the exception of the four plaintiffs who have filed suit in New Jersey, all plaintiffs have stipulated to or claimed less than $75,000 in damages. Four cases in the Supreme Court of Kings County, New York were dismissed on January 25, 2008 after the court granted Federal Signal’s motion to dismiss which eliminated all claims pending in New York. Plaintiffs have filed a notice of appeal regarding this ruling. During May, 2008 all seven plaintiffs who had filed claims against the Company in Missouri voluntarily dismissed their claims. The three states in which plaintiffs currently have filings include the following: Maryland (Circuit Courts for Baltimore City, Montgomery County and Prince George’s County); New Jersey (Bergen, Essex, Hudson and Passaic Counties); and Pennsylvania (Court of Common Pleas of Philadelphia County). The Company intends to vigorously defend all of these lawsuits. The Company successfully defended approximately 41 similar cases in Philadelphia, Pennsylvania in 1999 resulting in a series of unanimous jury verdicts in favor of the Company.
Federal Signal’s ongoing negotiations with CNA over insurance coverage resulted in an agreement under which CNA reimbursed $3.7 million to the Company during the year ended December 31, 2007 for past defense costs. CNA has agreed to cover a percentage of current defense costs amounting to $0.5 million for the quarter ended June 30, 2008 and $1.4 million for the six months ended June 30, 2008.
9. SEGMENT INFORMATION
The following table summarizes the Company’s operations by segment for the three and six month periods ended June 30, 2008 and 2007:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Net sales
Safety and Security Systems	$94.8	$95.9	$185.6	$174.5
Fire Rescue	42.5	30.7	66.8	51.3
Environmental Solutions	117.0	116.6	230.0	230.4

Total net sales	$254.3	$243.2	$482.4	$456.2

Operating income
Safety and Security Systems	$10.9	$14.3	$19.2	$23.8
Fire Rescue	4.3	3.6	6.3	5.3
Environmental Solutions	11.2	11.1	21.0	21.2
Corporate expense	(7.7)	(6.4)	(15.1)	(10.9)

Total operating income	$18.7	$22.6	$31.4	$39.4

	June 30, 2008	December 31, 2007
Identifiable assets
Manufacturing activities
Safety and Security Systems	$422.2	$419.1
Fire Rescue	135.1	120.7
Environmental Solutions	226.1	212.5
Corporate	61.4	49.2

Total manufacturing activities	844.8	801.5
Assets of discontinued operations	44.5	231.8
Financial services activities
Fire Rescue	43.7	98.8
Environmental Solutions	9.3	14.1
Corporate	18.3	33.9

Total financial services activities	71.3	146.8

Total identifiable assets	$960.6	$1,180.1

10. COMMITMENTS AND GUARANTEES
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
Changes in the Company’s warranty liabilities for the six month period ended June 30, 2008 and 2007 were as follows:

	Six months ended June 30,
	2008	2007
Balance at January 1	$5.9	$5.1
Provisions to expense	3.8	3.8
Actual costs incurred	(3.5)	(3.3)

Balance at June 30	$6.2	$5.6

The Company guarantees the debt of a joint venture in China up to a maximum of $12.5 million. The outstanding amount of the guaranteed debt as of June 30, 2008 was $8.9 million. No losses have been incurred as of June 30, 2008.
The Company also provides residual value guarantees on vehicles sold to certain customers. Proceeds received in excess of the fair value of the guarantee are deferred and amortized into income ratably over the life of the guarantee. The Company recorded these transactions as operating leases and recognized liabilities equal to the fair value of the guarantees. The notional amounts of the residual value guarantees totaled $2.3 million as of June 30, 2008. No losses have been incurred as of June 30, 2008. The guarantees expire between 2008 and 2010.
The Dallas Fort Worth (“DFW”) airport has given Federal APD notices of non-performance and default, most recently in March 2008, regarding the $18.0 million contract for installation of a new parking and revenue control system at the airport, and DFW has demanded that Federal APD cure its alleged non-performance. DFW also provided a copy of the non-performance and default letters to the Company’s surety carrier. The most recent non-performance and default claim relates principally to certain disagreements as to the timeliness of certain work under the contract and whether certain of Federal APD’s work has complied with contract specifications. DFW has threatened to pursue all available legal remedies if Federal APD does not cure the alleged default, including termination of the contract. The 30 day cure period stated in the March 2008 notice has passed, but the airport has not yet provided a formal notice of termination. Federal APD disputes that there was any basis under the contract for the non-performance or default as alleged by DFW and also disputes that DFW is entitled to terminate the contract for cause and asserts that it is entitled to damages as a result of DFW’s conduct. The Company has provided appropriate reserves in relation to this contract.
11. FAIR VALUE OF FINANCIAL INSTRUMENTS
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

Assets

Fair Value Measurements at June 30, 2008
		Quoted Prices in Active	Significant Other	Significant
		Markets for Identical	Observable Inputs	Unobservable Inputs
	Total	Assets (Level 1)	(Level 2)	(Level 3)
Derivatives	$0.3	$—	$0.3	$—

Liabilities

Fair Value Measurements at June 30, 2008
		Quoted prices in Active	Significant Other	Significant
		Markets for Identical	Observable Inputs	Unobservable Inputs
	Total	Assets (Level 1)	(Level 2)	(Level 3)
Derivatives	$(6.0)	$—	$(6.0)	$—

12. NEW ACCOUNTING PRONOUNCEMENTS
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
13. SUBSEQUENT EVENTS
In July 2008, the Company entered into sale-leaseback transactions for its Elgin and University Park plant locations. Proceeds received were $37.2 million resulting in an estimated deferred gain of $29.0 million. The deferred gain will be amortized over the 15-year life of the respective leases. The proceeds have been used to pay down debt.
There have been no material changes in total assets from the amount disclosed in the Company’s last annual report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Federal Signal Corporation (the “Company”) manufactures safety, signaling and communication equipment and systems; articulated aerial devices and a broad range of municipal and industrial cleaning vehicles. To achieve technology, marketing, distribution and product application synergies, the Company’s business units are organized and managed in three operating segments: Safety and Security Systems, Fire Rescue and Environmental Solutions. The Company also provides customer and dealer financing to support the sale of vehicles and products.
Consolidated Results of Operations
The following table presents the Company’s results of operations for the three and six month periods ended June 30, 2008 and 2007, respectively (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Net sales	$254.3	$243.2	$482.4	$456.2
Cost of sales	(186.4)	(176.2)	(354.6)	(333.6)

Gross profit	67.9	67.0	127.8	122.6
Operating expenses	(49.2)	(44.4)	(96.4)	(83.2)

Operating income	18.7	22.6	31.4	39.4
Interest expense	(5.5)	(5.7)	(12.3)	(11.8)
Other expense, net	(1.4)	(0.4)	(1.9)	(0.7)
Income tax expense	(3.8)	(4.3)	(4.9)	(7.5)

Income from continuing operations	8.0	12.2	12.3	19.4
(Loss) gain from discontinued operations and disposal, net of tax	(21.4)	(1.1)	(110.6)	22.3

Net (loss) income	$(13.4)	$11.1	$(98.3)	$41.7

Other data:
Operating margin	7.4%	9.3%	6.5%	8.6%
Earnings per share – continuing operations	$0.17	$0.25	$0.26	$0.40

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Analysis of orders:
Total orders	$261.4	$239.3	$513.8	$509.2
Change in orders year over year	9%		1%
Change in US municipal and government orders year over year	6%		(3)%
Change in US industrial and commercial orders year over year	(6)%		(5)%
Change in non-US orders year over year	20%		7%
The sales increase of 5% in the second quarter of 2008 compared to the same quarter of 2007 is attributable to shipments of higher value Fire Rescue products and favorable foreign currency movement across all segments. Net sales were relatively flat in the quarter across the Safety and Security Systems and Environmental Solutions segments. In the six months ended June 30, 2008 as compared to 2007, net sales increased 6% due to increases in Fire Rescue and Safety and Security Systems products.
The operating income decline of $3.9 million in the second quarter of 2008 compared to the second quarter of 2007 was driven by increased operating expenses primarily due to increased expenses associated with the ongoing firefighters hearing loss litigation and trial of $3.7 million. Year to date operating income decreased $8.0 million due to increases in the hearing loss litigation of $6.8 million, provisions relating to a disputed contract, and $0.4 million of severance costs related to cost reduction efforts.

Interest expense decreased in the second quarter of 2008 to $5.5 million compared to $5.7 million in the same quarter last year due to lower average borrowings. For the six months ended June 30, 2008 interest expense was $12.3 million compared to $11.8 million in the same period in 2007, due to higher borrowings primarily to fund the acquisition of PIPS Technologies in the third quarter of 2007.
The Company’s effective tax rate on earnings from continuing operations was 32.3% and 26.0% for the three months ended June 30, 2008 and 2007, respectively. The higher tax rate reflects a decreased benefit from foreign tax rate effects and a decrease in the benefit of tax-exempt interest.
Income from continuing operations was $8.0 million for the quarter ended June 30, 2008 versus $12.2 million for the comparable period in 2007 reflecting increased operating expenses and a higher tax rate. For the six month period ended June 30, 2008, income from continuing operations decreased $7.1 million from the prior year period.
For the quarter ended June 30, 2008 a loss on discontinued operations and disposals of $21.4 million was recorded, primarily as a result of an additional adjustment to recognize the impairment of assets of $18.7 million at E-ONE. For the six month period ended June 30, 2008, there was a net loss $110.6 million on discontinued operations relating primarily to the impairment of assets of the Die & Mold and E-ONE operations.
For the six month period ended June 30, 2007, after completion of the sale of the cutting tool operations in the first quarter of 2007, and substantial completion of the wind-down of the refuse business, the Company realized a net after-tax gain on the sale of previously discontinued operations of $24.6 million.
Diluted earnings per share from continuing operations decreased 32% to $0.17 for the quarter ended June 30, 2008. For the six months ended June 30, 2008, earnings per share from continuing operations decreased 35%.
Orders and Backlog
Orders increased 9% over the second quarter of 2007 due to the acquisition in the third quarter of 2007 of PIPS Technologies, a manufacturer of automated license plate recognition (“ALPR”) cameras, strong US export orders and an increase in municipal and government orders and currency effects from the weaker US dollar. These increases more than offset a decline in US industrial and commercial orders for sweepers. Year to date orders are up 1% over 2007 with US exports, currency, sales of ALPR cameras and international sales demand more than offsetting decreases in the US markets.
The second quarter increase in US municipal and government orders from the year ago comparable period came primarily as a result of increased sales of sweepers, and warning systems offset by a $5.3 million decline in police products. The decline in US industrial and commercial orders compared to the prior year quarter was caused by declines in environmental products of $1.5 million, safety and security solutions products of $1.1 million and in aerial apparatus of $0.7 million. Year to date industrial and commercial orders decreased 5% over 2007 driven by sweepers and vacuum trucks which were down $10.0 million, partially offset by aerial devices which were up $3.3 million.
The 20% increase in orders from non-US markets in the second quarter of 2008 was due to increased international demand across all product segments, particularly for aerial apparatus, $7.6 million, sewer cleaners, $3.7 million and ALPR cameras, $3.2 million.
Backlog at $375 million increased 22% over the same period in 2007, as the continued strong demand for Bronto aerial devices and orders for ALPR cameras and sewer cleaners more than offset a decrease in police product orders.
Safety and Security Systems
The following table summarizes the Safety and Security Systems Group’s operating results for the three and six month periods ended June 30, 2008 and 2007, respectively (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Total orders	$98.7	$93.0	$194.6	$190.9
US orders	54.5	54.9	109.5	112.4
Non-US orders	44.2	38.1	85.1	78.5
Net sales	94.8	95.9	185.6	174.5
Operating income	10.9	14.3	19.2	23.8
Operating margin	11.5%	14.9%	10.3%	13.6%
A 6% increase in orders over the second quarter of 2007 was mostly related to orders for warning systems, electrical products and ALPR cameras relating to the PIPS business acquired in the third quarter of 2007. US orders remained relatively flat from the prior year as the increase in municipal and government orders offset the decrease in US industrial orders. Non-US orders increased 16% over the prior year, most significantly in police products and ALPR cameras. Year to date, orders increased slightly over 2007.
Net sales were relatively flat compared to the second quarter of 2007 due to absence of large police product export orders, which occur irregularly, and lower US sales of police products due to municipal budget pressures and an interruption in police car conversions triggered by an automotive supplier strike. Offsetting these factors were the addition of sales of ALPR cameras due to the PIPS acquisition in 2007. Net sales increased 6% in the six month period ended June 30, 2008 with improvements in parking systems, warning sirens and the addition of ALPR cameras, offset by a decrease in police products.
Operating income and margins decreased in the second quarter of 2008 from the comparable period in 2007 primarily due to the decline in sales of high margin domestic and international police products, a $0.7 million inventory write off in a satellite location and expenses incurred to build out the sales and engineering organization for the newly created Public Safety Systems division. Year to date, the operating margin and income declined mainly due to costs associated with the start up of the safety systems sales business and the decline in police product sales.
Fire Rescue
The following table summarizes the Fire Rescue Group’s operating results for the three and six month periods ended June 30, 2008 and 2007, respectively (dollars in millions):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Total orders	$44.8	$38.2	$103.8	$99.7
US orders	1.2	2.2	6.5	3.7
Non-US orders	43.6	36.0	97.3	96.0
Net sales	42.5	30.7	66.8	51.3
Operating income	4.3	3.6	6.3	5.3
Operating margin	10.1%	11.7%	9.4%	10.3%
Segment results have been restated to exclude the results of E-ONE Operations, which have been presented as discontinued operations.
Orders were 17% above the prior year second quarter assisted by the strong euro currency. Demand for Bronto articulated aerial devices continues to be relatively high in international markets and significantly above the current production rate. The operation is in the process of a 40% capacity expansion which will come on line in the third quarter and help meet the increased demand.
Net sales in the second quarter increased 38% from the comparable quarter in 2007 as a result of improved shipments against the strong backlog and a favorable foreign currency impact. Year to date net sales increased 30% over the same period in 2007.
Operating income increased 19% as compared to the second quarter of 2007 and for the six months ended June 30, 2007, largely as a result of the higher sales and favorable currency movements. Operating margin declined over the comparable periods as the benefits of increased sales volumes and better pricing was offset by increased component and sub-contractor costs and a lower margin sales mix.
Environmental Solutions
The following table summarizes the Environmental Solutions Group’s operating results for the three and six month periods ended June 30, 2008 and 2007, respectively (dollars in millions):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Total orders	$117.9	$108.1	$215.4	$218.6
US orders	78.4	76.0	150.4	161.6
Non-US orders	39.5	32.1	65.0	57.0
Net sales	117.0	116.6	230.0	230.4
Operating income	11.2	11.1	21.0	21.2
Operating margin	9.6%	9.5%	9.1%	9.2%
Orders of $117.9 million in the second quarter of 2008 were 9% above the prior year quarter. In US municipal and government markets, orders increased 8% from the same period last year, with increases in sweepers and parts orders which had been very weak in the first quarter. In US industrial markets, orders declined 6% due to the timing of large orders compared to the second quarter of 2007. Non-US orders increased 23% due to a large sewer cleaner order for Mexico. Year to date orders remained relatively flat as compared to the prior year with the decrease in US orders of 7% being offset by an increase in non-US orders of 14%. `
Net sales remained flat compared to the second quarter in 2007 as the decrease in sweeper sales offset the increases in sewer cleaners and industrial vacuums as well as higher pricing on products sold and a favorable foreign currency impact. Year to date net sales were also flat versus the prior year.
In the second quarter and year-to-date periods, operating income and operating margin remained relatively flat compared to the same prior year periods.
Corporate Expenses
Corporate expenses increased to $7.7 million for the second quarter of 2008 compared to $6.4 million in the second quarter of 2007. The increase is due to $3.7 million of higher legal and trial costs associated with the Company’s ongoing firefighter hearing loss litigation partially offset by a decrease of $1.1 million in workers compensation and casualty expenses and the impact of cost reductions. Corporate expenses for the six months ended June 30, 2008 were $15.1 million and $10.9 million for the comparable period in 2007 with the increase being due to $6.8 million of increased hearing loss expense partially offset by other cost reductions.
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
On July 16, 2008 the Company announced that it had signed a definitive agreement to sell E-ONE, located in Ocala, Florida for approximately $20.0 million subject to a working capital adjustment. E-ONE manufactures a broad range of fire apparatus and mission critical vehicles. These operations are included as discontinued operations for all periods presented. Previously E-ONE Operations were included in the Company’s Fire Rescue Segment.
Also included as discontinued operations, is the Company’s investment in the Refuse business, operating under the Leach brand name. The majority of the assets of this business have been sold, and the operation was closed in 2006.
For the quarter ended June 30, 2008 a loss on discontinued operations and disposals of $21.4 million was recorded,

primarily as a result of an additional adjustment to recognize the impairment of assets of $18.7 million at E-ONE. For the six month period ended June 30, 2008, there was a net loss $110.6 million on discontinued operations relating primarily to the impairment of assets of the Die & Mold and E-ONE operations.
There was a net gain of $22.3 million on discontinued operations for the six month period ended June 30, 2007 primarily relating to the sale of the Cutting Tool operations.
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
The following table summarizes the Company’s cash flows for the six month periods ended June 30, 2008 and 2007, respectively (in millions):

	Six months ended June 30,
	2008	2007
Operating cash flow	$85.9	$18.0
Investing, net	37.1	38.1
Debt repayments, net	(107.7)	(50.1)
Dividends	(5.8)	(5.7)
Purchases of treasury stock	(6.0)	—
Other, net	0.6	0.6

Increase in cash and cash equivalents	$4.1	$0.9

Cash provided by operations totaled $74.6 million in the second quarter of 2008 and $85.9 million year to date. The increase was primarily attributable to the sale of 50% of the Company’s municipal leasing portfolio for $53.5 million. Discontinued operations used $0.6 million in cash versus $9.7 million primarily related to a build of inventory in the comparable prior year quarter.
During the second quarter of 2008, the Company completed the sale of the “Die and Mold Operations”, previously included in the Company’s Tool segment discontinued operations, for $64.3 million in gross cash proceeds. The proceeds from the sale were used to reduce debt. In the prior year, cash flow from investing activities included the receipt of $65.4 million following the completion of the sale of the “Cutting Tool Operations”, previously included in the Company’s discontinued operations. Proceeds from the sale were used in part to acquire a Michigan-based software company, “Codespear” for $16.6 million, and to reduce debt.
Cash balances at June 30, 2008 totaled $16.6 million, up from $12.5 million at year-end 2007.
Manufacturing debt net of cash as a percentage of capitalization was 41.4% at June 30, 2008, versus 38.8% at the end of the 2007.
At June 30, 2008, $80.8 million was drawn against the Company’s $250.0 million revolving credit line, and the Company was in compliance with all debt covenants.

Contractual Obligations and Commercial Commitments
Short-term borrowings increased $0.9 million to $3.5 million at June 30, 2008 from $2.6 million at December 31, 2007. Total long-term borrowings decreased to $317.7 million from $423.5 million at December 31, 2007. See the Financial Condition, Liquidity and Cash Flow section of this report for more information. There have been no other significant changes in the first six months of 2008 to the Company’s contractual obligations and commercial commitments as summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and subsequent Form 10-Q for the quarter ended March 31, 2008.
Changes to the Company’s accrual for product warranty claims in the first six months of 2008 is discussed in Note 10.

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
The Company manages its exposure to interest rate movements by maintaining a proportionate relationship between fixed-rate debt to total debt within established percentages. The Company uses funded fixed and floating-rate borrowings as well as interest rate swap agreements to balance its overall fixed-to-floating interest rate mix.
Of the Company’s debt at June 30, 2008, $66.9 million was used to support financial services assets.
The Company also has foreign exchange exposures related to buying and selling in currencies other than the local currency in which it operates. The Company utilizes foreign currency forward contracts to manage risks associated with sales and purchase commitments as well as forecasted transactions denominated in foreign currencies.
The information contained in Note 10, “Commitments and Guarantees” to the Condensed Consolidated Financial Statements of this Form 10-Q discusses the changes in the Company’s exposure to market risk during the six month period ended June 30, 2008. For additional information, refer to the discussion contained under the caption “Market Risk Management” included in Item 7 of the Company’s Form 10-K for the year ended December 31, 2007.
Item 4. Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934, the Company’s management, with the participation of the Company’s interim Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2008. Based on that evaluation, the Company’s interim Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2008. As a matter of practice, the Company’s management continues to review and document disclosure controls and procedures, including internal controls and procedures for financial reporting. From time to time, the Company may make changes aimed at enhancing the effectiveness of the controls and to ensure that the systems evolve with the business. During the quarter ended June 30, 2008, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II. Other Information
Item 1. Legal Proceedings
The information is set forth in Footnote 8 and Footnote 10 of the financial statements included in Part I of this Form 10-Q are incorporated herein by reference.
Item 1A. Risk Factors
There have been no material changes in the risk factors described in Item 1A (“Risk Factors”) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
Item 2. Unregistered Sale of Equity Securities and Use of Proceeds
On April 22, 2008, the Company’s Board of Directors approved a program to repurchase up to 450,000 shares before June 30, 2008. The repurchase plan was completed during the quarter ended June 30, 2008.

			Total Number of Shares
			Purchased as Part of	Maximum Number of
	Total Number of	Average Price	Publicly Announced	Shares That May Yet
Period	Shares Purchased (a)	Paid per Share	Plans	Be Purchased

May, 2008	450,000	—	450,000

Total	450,000	$13.42	450,000	—

Item 4. Submission of Matters to a Vote of Security Holders
On April 22, 2008, the Company held its annual meeting of stockholders at which the following matters were presented to, and voted upon by the stockholders:
Election of Directors
Charles R. Campbell, Paul W. Jones, Brenda L. Reichelderfer, and Dennis J. Martin, each in incumbent director of the Company, were each reelected to a new term to expire at the annual meeting of stockholders in 2011. The vote with respect to each of the nominees was as follows:

Name of Director	For	Withhold Authority
Charles R. Campbell	34,268,130	4,008,700
Paul W. Jones	33,976,470	4,300,360
Brenda L. Reichelderfer	34,497,594	3,784,236
Dennis J. Martin	37,148,415	1,128,415
James E. Goodwin, James C. Janning, John F. McCartney, Robert M. Gerrity and Robert S. Hamada also serve as directors of the Company and each of their terms continued after the annual meeting of stockholders.
Joseph R. Wright, Jr. was appointed to the Board of Directors on April 23, 2008.
Ratification of Independent Registered Public Accounting Firm for 2008
A proposal to ratify Ernst & Young LLP as the Company’s independent registered public accounting firm for 2008 was presented to the stockholders at the annual meeting. The vote for and against and the number of votes subject to abstention is disclosed below:

For	Against	Abstentions

37,786,463	435,989	54,466
Shareholder Proposal Relating to the Shareholder Approval of Future Severance Agreements
A shareholder proposal relating the shareholder approval of future severance agreements was presented to the stockholders at the annual meeting. The vote for and against and the number of votes subject to abstention is disclosed below:

For	Against	Abstentions

26,184,342	7,315,166	242,461
Item 5. Other Information.
On July 25, 2008, the Company issued a press release announcing its financial results for the three and six months ended June 30, 2008. The full text of the press release is included as Exhibit 99.1 to this Form 10-Q.
On July 22, 2008, the Board of Directors approved amendments to the Company’s by-laws. Set forth below is a summary of the material amendments made to the existing by-laws of the Company. This summary is not intended to be complete and is qualified in its entirety by the full text of the Amended and Restated By-Laws, a copy of which is filed as Exhibit 3.b. to this Form 10-Q.
Section 2.2 Annual Meetings. This section has been revised to set the annual meeting of stockholders on the fourth Friday in May of each year in the absence of a prior determination of a different date by the Board of Directors.
Section 2.5 Business of Stockholder Meetings. This section replaces the prior advance notice provision regarding stockholder proposals. For business to be properly brought before the annual meeting, it must be (i) specified in the meeting notice given by the Board, (ii) otherwise properly brought before the meeting by the Board, or (iii) otherwise properly brought before the meeting by a stockholder of the Company who is a stockholder of record at the time of giving the required notice, who is entitled to vote at the meeting, and who has complied with the applicable by-law notice provisions. Generally, to be timely under the Company’s by-laws, a stockholder must give proper notice not less than 90 days nor more than 120 days prior to the first anniversary of the prior year’s annual meeting. Additionally, this section requires the provision of specific information by the stockholder in its notice to the Company and the making of certain representations to the Company in connection with each stockholder proposal including the disclosure of all forms of ownership and all relationships and other agreements that attribute equity or control votes to such stockholder including derivative positions. The notice provision is applicable to all business to be brought before the meeting by a stockholder whether to be included in the Company’s proxy statement, subject to independent proxy solicitation or presented directly at the meeting.
Section 2.6 Notice of Stockholder Nominations. Board of director nominations may be made by the Board of Directors or by any stockholder of the Company who is a stockholder of record at the time of giving proper notice to the Company and who is entitled to vote in the election of directors. Generally, timely notice by such a stockholder under the Company’s by-laws must be delivered not less than 90 days nor more than 120 days prior to the first anniversary of the prior year’s annual meeting or, with respect to an election to be held at a special meeting of stockholders, not earlier than the 120th day prior to such special meeting and not later than the close of business on the later of the 90th day prior to such special meeting or the 10th day following the day of public announcement of the date of the special meeting and of the nominees to be elected. This section also requires the provision of specific information by the stockholder in its notice to the Company and the making of certain representations to the Company in connection with each director nomination including the disclosure of all forms of ownership and all relationships and other agreements that attribute equity or control votes to such stockholder including derivative positions. Stockholders seeking to nominate individuals as directors may be required to supply a written questionnaire or agreement concerning the director nominee. The notice provision is applicable to all stockholder nominations for director whether to be included in the Company’s proxy statement, subject to independent proxy solicitation or presented directly at the meeting.
Section 2.14 Meetings by Remote Communication. This provision has been added to allow the Board to permit a meeting by remote communication consistent with applicable law.
Section 3.2 Number, Qualifications and Term of Office. This section has been revised to provide that a decrease in the number of directors shall not shorten the term of any director serving at the time of the reduction.
Section 4.1 Committees of the Board. This section was revised to provide that each committee of the Board shall consist of at least three members of the Board.
Section 4.6 Audit Committee; Section 4.7 Compensation and Benefits Committee, and Section 4.8 Nominating and Governance Committee. These sections have been revised to clarify that committee members must satisfy any Company requirements and those of applicable law including any applicable listing requirements of any securities exchange upon which the Company’s securities are listed.
Section 6.2 Exception to Right of Indemnification. This section has been added to clarify that the Company shall not indemnify any director or officer for claims brought voluntarily by such person except as is approved by the Board or to assert rights for indemnification under the by-laws.
Section 6.4 Advance of Expenses. This section has been revised to provide for mandatory reimbursement of defense expenses to directors and officers of the Company and to provide for optional reimbursement of defense expenses to employees and agents of the Company at the discretion of the Board.
Section 8.5 Record Date. This section has been revised to clarify the fixing of the record date by the Board of Directors and to provide for a default record date when no record date has been set.
Section 9.3 Notices. This section has been updated to clarify the proper manner for the provision of notice to directors and stockholders under the by-laws and to provide for electronic notice consistent with applicable law.
Under applicable securities laws, in order to be considered for inclusion in the Company’s proxy statement for the 2009 Annual Meeting of Stockholders, the Company must receive any stockholder proposals on or before November 19, 2008.
Additionally, under the Company’s amended and restated by-laws, in order for any business to be considered at the 2009 Annual Meeting, including any stockholder proposals that have been submitted for inclusion in the Company’s proxy statement as set forth in the immediately preceding paragraph or director nominations, we must receive information relating to such proposal or nomination by January 22, 2009, but not before December 23, 2008, which is not less than 90 days nor more than 120 days prior to the anniversary date of the 2008 Annual Meeting. Any proposals which are not received in accordance with the above standards will not be considered or voted on at the 2009 Annual Meeting.

Item 6. Exhibits
Exhibit 10.1 — Purchase Agreement (Elgin Sweeper)
Exhibit 10.2 — Guaranty Agreement (Elgin Sweeper)
Exhibit 10.3 — Purchase Agreement (E-ONE, NY)
Exhibit 10.4 — Guaranty Agreement (E-ONE, NY)
Exhibit 10.5 — Purchase Agreement (E-ONE)
Exhibit 10.6 — Guaranty Agreement (E-ONE)
Exhibit 10.7 — Purchase Agreement (Federal Signal)
Exhibit 10.8 — Purchase Agreement (FS Depot)
Exhibit 10.9 — Guaranty Agreement (FS Depot)
Exhibit 10.10 — Purchase Agreement (Vactor Manufacturing)
Exhibit 10.11 — Guaranty Agreement (Vactor Manufacturing)
Exhibit 10.12 — Federal Signal Purchase and Sale Agreement
Exhibit 10.13 — Federal Signal Lease (Elgin)
Exhibit 10.14 — Federal Signal Lease (University Park)
Exhibit 10.15 — Amended and Restated By-Laws of Federal Signal Corporation
Exhibit 31.1 — CEO Certification under Section 302 of the Sarbanes-Oxley Act
Exhibit 31.2 — CFO Certification under Section 302 of the Sarbanes-Oxley Act
Exhibit 32.1 — CEO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act
Exhibit 32.2 — CFO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act
Exhibit 99.1 — Press Release dated July 25, 2008

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Signal Corporation
Date: July 28, 2008	By:	/s/ Stephanie K. Kushner
Stephanie K. Kushner, Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
Exhibit 10.1 — Purchase Agreement (Elgin Sweeper)
Exhibit 10.2 — Guaranty Agreement (Elgin Sweeper)
Exhibit 10.3 — Purchase Agreement (E-ONE, NY)
Exhibit 10.4 — Guaranty Agreement (E-ONE, NY)
Exhibit 10.5 — Purchase Agreement (E-ONE)
Exhibit 10.6 — Guaranty Agreement (E-ONE)
Exhibit 10.7 — Purchase Agreement (Federal Signal)
Exhibit 10.8 — Purchase Agreement (FS Depot)
Exhibit 10.9 — Guaranty Agreement (FS Depot)
Exhibit 10.10 — Purchase Agreement (Vactor Manufacturing)
Exhibit 10.11 — Guaranty Agreement (Vactor Manufacturing)
Exhibit 10.12 — Federal Signal Purchase and Sale Agreement
Exhibit 10.13 — Federal Signal Lease (Elgin)
Exhibit 10.14 — Federal Signal Lease (University Park)
Exhibit 10.15 — Amended and Restated By-Laws of Federal Signal Corporation
Exhibit 31.1 — CEO Certification under Section 302 of the Sarbanes-Oxley Act
Exhibit 31.2 — CFO Certification under Section 302 of the Sarbanes-Oxley Act
Exhibit 32.1 — CEO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act
Exhibit 32.2 — CFO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act
Exhibit 99.1 — Press Release dated July 25, 2008