Form 10-Q
period 2008-09-30
FEDERAL SIGNAL CORP /DE/
filed 2008-10-31
CIK 277509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
          Indicate by check mark whether the Company is a shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
          Indicate the number of shares outstanding of each of the Company’s classes of common stock, as of the latest practicable date.

Title Common Stock, $1.00 par value	47,399,026 shares outstanding at October 13, 2008

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

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
($ in millions, except per share data)	2008	2007	2008	2007
Net sales	$226.5	$228.5	$709.0	$684.7
Costs and expenses:
Cost of sales	(167.6)	(164.4)	(522.3)	(498.0)
Selling, general and administrative	(46.1)	(44.5)	(142.5)	(127.7)

Operating income	12.8	19.6	44.2	59.0
Interest expense	(4.1)	(6.4)	(16.4)	(18.2)
Other expense, net	(0.1)	(0.3)	(1.9)	(1.0)

Income before income taxes	8.6	12.9	25.9	39.8
Income tax benefit (expense)	6.2	(2.7)	1.2	(10.1)

Income from continuing operations	14.8	10.2	27.1	29.7
(Loss) gain from discontinued operations and disposal, net of income tax benefit (expense), of $3.5, $3.1, $20.3 and $(2.0), respectively	(0.6)	(5.7)	(111.2)	16.5

Net income (loss)	$14.2	$4.5	$(84.1)	$46.2

COMMON STOCK DATA:
Basic and diluted earnings per share:
Earnings from continuing operations	$0.31	$0.21	$0.57	$0.62
(Loss) earnings from discontinued operations and disposal	(0.01)	(0.12)	(2.33)	0.35

Earnings (loss) per share	$0.30	$0.09	$(1.76)	$0.97

Weighted average common shares outstanding:
Basic	47.6	47.8	47.7	47.9
Diluted	47.6	47.8	47.7	47.9

Cash dividends per share of common stock	$0.06	$0.06	$0.18	$0.18
See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2008	2007	2008	2007
Net income (loss)	$14.2	$4.5	$(84.1)	$46.2
Other comprehensive (loss) income, net of tax —
Foreign currency translation	(6.9)	3.0	(3.2)	9.4
Net derivative gain (loss), cash flow hedges	0.8	(1.2)	1.7	(2.6)
Amortization of actuarial pension loss, net	0.7	0.4	1.3	0.4

Comprehensive income (loss)	$8.8	$6.7	$(84.3)	$53.4

See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30,	December 31,
($ in millions)	2008	2007 (a)
ASSETS
Manufacturing activities:
Current assets
Cash and cash equivalents	$15.8	$12.5
Accounts receivable, net of allowances for doubtful accounts of $2.4 million and $3.8 million, respectively	141.9	147.8
Inventories	134.8	121.8
Other current assets	50.3	28.6

Total current assets	342.8	310.7
Properties and equipment, net	64.0	59.6
Other assets
Goodwill	341.2	344.7
Intangible assets, net of accumulated amortization	58.0	65.2
Deferred charges and other assets	8.3	7.2

Total manufacturing assets	814.3	787.4
Assets of discontinued operations	10.5	231.8
Financial services activities — lease financing and other receivables, net of allowances for doubtful accounts of $3.1 million and $3.6 million, respectively	11.0	146.8

Total assets	$835.8	$1,166.0

LIABILITIES AND SHAREHOLDERS’ EQUITY
Manufacturing activities:
Current liabilities
Short-term borrowings	$1.7	$2.6
Current portion of long-term borrowings	25.1	45.4
Accounts payable	60.8	66.2
Accrued liabilities
Compensation and withholding taxes	20.7	26.8
Customer deposits	22.6	17.7
Other	55.7	53.6

Total current liabilities	186.6	212.3
Long-term borrowings	207.0	240.7
Long-term pension and other liabilities	47.7	32.3
Deferred income taxes	18.6	25.2

Total manufacturing liabilities	459.9	510.5
Liabilities of discontinued operations	17.6	72.8
Financial services activities — Borrowings	10.1	137.4

Total liabilities	487.6	720.7
Shareholders’ equity
Common stock, $1 par value per share, 90.0 million shares authorized, 49.3 million and 49.4 million shares issued, respectively	49.3	49.4
Capital in excess of par value	105.4	103.2
Retained earnings	240.8	333.8
Treasury stock, 1.9 million and 1.5 million shares at cost, respectively	(36.1)	(30.1)
Accumulated other comprehensive (loss) income:
Foreign currency translation, net	12.7	15.9
Net derivative loss, cash flow hedges	(0.3)	(2.0)
Unrecognized pension and postretirement losses, net	(23.6)	(24.9)

Total	(11.2)	(11.0)

Total shareholders’ equity	348.2	445.3

Total liabilities and shareholders’ equity	$835.8	$1,166.0

See notes to condensed consolidated financial statements.

(a)	The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date and has been revised for discontinued operations.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine months ended September 30,
($ in millions)	2008	2007
Operating activities:
Net (loss) income	$(84.1)	$46.2
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Loss (gain) on discontinued operations and disposal	111.2	(16.5)
Depreciation and amortization	12.1	8.8
Stock based compensation expense	2.1	3.9
Lease financing and other receivables	135.7	21.7
Pension contributions	(8.2)	(6.2)
Working capital (1)	(13.3)	(16.6)
Other	(6.6)	20.1

Net cash provided by continuing operating activities	148.9	61.4
Net cash used for discontinued operating activities	(19.6)	(17.1)

Net cash provided by operating activities	129.3	44.3

Investing activities:
Purchases of properties and equipment	(18.9)	(14.5)
Proceeds from sales of properties, plant and equipment, net	35.8	—
Payment for acquisitions, net of cash acquired	—	(139.2)
Other, net	0.8	(2.0)

Net cash provided by (used for) continuing investing activities	17.7	(155.7)
Net cash provided by discontinued investing activities	54.5	61.2

Net cash provided by (used for) investing activities	72.2	(94.5)

Financing activities:
Decrease in short-term borrowings, net	(1.4)	(26.5)
(Payments on) proceeds from long-term borrowings, net	(182.1)	92.7
Purchases of treasury stock	(6.0)	—
Cash dividends paid to shareholders	(8.6)	(8.6)
Other, net	(0.1)	(0.2)

Net cash (used for) provided by continuing financing activities	(198.2)	57.4

Net cash (used for) provided by financing activities	(198.2)	57.4

Effects of foreign exchange rate changes on cash	—	0.6

Increase in cash and cash equivalents	3.3	7.8
Cash and cash equivalents at beginning of period	12.5	15.7

Cash and cash equivalents at end of period	$15.8	$23.5

(1)	Working capital is composed of net accounts receivable, inventories, accounts payable and customer deposits.
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
In the opinion of the management of the Company, the information contained herein reflects all adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods. Such adjustments are of a normal recurring nature. The operating results for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year of 2008.
The Company reports its interim quarterly periods on a 13-week basis ending on a Saturday with the fiscal year ending on December 31. For presentation, the Company uses “September 30, 2008” to refer to its financial position as of September 27, 2008 and its results of operations for the 13-week and 39-week periods ended September 27, 2008.
2. SIGNIFICANT ACCOUNTING POLICIES
Reclassifications: Certain balances in 2007 have been reclassified to conform to the 2008 presentation. Included with the reclassifications are restatements for discontinued operations. The discontinued operations arise out of the Fire Rescue Group and Tool segments.
Earnings per share: Basic earnings per share (EPS) is computed by dividing net income by the weighted average common shares outstanding, which totaled 47.6 million and 47.8 million for the quarters ended September 30, 2008 and 2007, respectively, and 47.7 million and 47.9 million for the nine month periods ended September 30, 2008 and 2007, respectively. Diluted earnings per share is calculated by dividing net income by the weighted average common shares outstanding plus additional common shares that would have been outstanding assuming the exercise of stock options and performance share units that are dilutive. The Company uses the treasury stock method to calculate dilutive shares. For the quarter ended September 30, 2008 and 2007, 28,370 and 1,097 employee stock options, respectively; and 0 and 4,842 employee stock options for the nine month periods ended September 30, 2008 and 2007, respectively, were considered potential dilutive common shares. The weighted average number of shares outstanding, for diluted earnings per share was 47.6 million and 47.8 million for the quarters ended September 30, 2008 and 2007, respectively; and 47.7 million and 47.9 million for the nine months ended September 30, 2008 and 2007, respectively. Options to purchase 2.0 million and 2.2 million shares of common stock were excluded from the calculation of the number of shares outstanding for diluted EPS for the three months ended September 30, 2008 and 2007, respectively because their effects were antidilutive. For the nine months ended September 30, 2008 and 2007, options to purchase 2.5 million and 2.1 million shares of common stock, respectively, were excluded from the calculation of the number of shares outstanding as their effects were antidilutive. For the nine months ended September 30, 2008, 56,391 performance share units were also excluded from the calculation of the number of shares outstanding for diluted earnings per share because their effects were antidilutive.
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
3. INVENTORIES
Inventories are summarized as follows:

	September 30,	December 31,
	2008	2007
Raw materials	$70.5	$62.3
Work in progress	33.6	26.4
Finished goods	30.7	33.1

Total inventories	$134.8	$121.8

4. INCOME TAXES
The Company’s effective tax rate was (71.5)% and 21.1% for the three month periods ended September 30, 2008 and 2007, respectively.
The tax rate for the three month period ending September 30, 2008, reflects a tax benefit of $8.2 million for the utilization of capital loss carry forwards resulting from the sale-leaseback transactions for two US based manufacturing facilities. The tax rate for the three month period ended September 30, 2008 also reflects a benefit for the manufacturer’s deduction of (1.2)%.
The three month period ending September 30, 2007, reflects R & D tax credit benefits of about 1.0% that are not reflected in the three month period ended September 30, 2008, as Congress had not yet extended the credit. The tax rate for the three month period ending September 30, 2007 also reflects a higher tax benefit for tax-exempt interest of 1.1% and a higher tax benefit for foreign tax effects of 9.2% associated with foreign dividends paid in that quarter.
The Company’s effective tax rate was (4.9)% and 25.3% for the nine month periods ended September 30, 2008 and 2007, respectively. The tax rate for the nine month period ending September 30, 2008, reflects the benefit of $8.2 million resulting from the sale-leaseback transaction in the third quarter of 2008.
On January 1, 2007, the Company adopted the provisions of FIN 48. As a result, an increase of $0.7 million in the liability for unrecognized tax benefits and a $0.7 million reduction in retained earnings were recorded in 2007.
The Company’s unrecognized tax benefits were $8.2 million at January 1, 2008 of which $5.8 million of tax benefits that if recognized, would reduce the annual effective tax rate. The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. Interest and penalties amounting to $0.8 million and $0.1 million respectively are included in the consolidated balance sheet at September 30, 2008. During the third quarter of 2008, unrecognized tax benefits of $1.9 million were released within discontinued operations due to the expiration of a statute in certain foreign tax jurisdictions. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.
5. POSTRETIREMENT BENEFITS
The components of the Company’s net periodic pension expense for its defined benefit pension plans are summarized as follows:

	US Benefit Plans				Non-US Benefit Plan
	Three months ended		Nine months ended		Three months ended		Nine months ended
	September 30,		September 30,		September 30,		September 30,
	2008	2007	2008	2007	2008	2007	2008	2007
Service cost	$0.1	$0.4	$0.7	$1.4	$0.1	$0.1	$0.2	$0.3
Interest cost	2.1	2.2	6.6	6.6	0.8	0.8	2.6	2.4
Expected return on plan assets	(2.6)	(2.8)	(8.2)	(8.2)	(1.0)	(1.0)	(3.2)	(3.0)
Amortization of actuarial loss	0.1	0.6	0.5	1.2	0.1	0.1	0.4	0.3
Curtailment charge			0.4
Settlement charge			2.4

Net periodic pension (income) expense	$(0.3)	$0.4	$2.4	$1.0	$—	$—	$—	$—

On April 21, 2008, the Company sold its Die & Mold Operations. The operations were included in discontinued operations for all periods presented through the sale date. As a result of the amendment related to the sale of the Tool business, the Company was required to recognize a curtailment adjustment of $0.4 million and a settlement charge of $2.4 million under SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Plans and for Termination Benefits”. Pension expense relating to the Tool segment employees, excluding the previously mentioned charges, was $0.3 million for the nine months ended September 30, 2008.
The remeasurement of these defined benefit plans as a result of the sale of the Die & Mold Operations also included a change in the weighted average discount rate from 6.45% used at year-end 2007 to 6.8% at the July 1, 2008 remeasurement date, the impact of which was to decrease pension expense by $0.5 million and $0.8 million in the three and nine months ended September 30, 2008, respectively. The projected benefit obligation was reduced by $17.3 million and the accumulated benefit obligation by $8.7 million as a result of these changes.
The Company contributed $7.0 million and $5.0 million during the nine months ended September 30, 2008 and 2007, respectively to its US defined benefit plans and $1.2 million to its non-US defined benefit plan during the nine months ended September 30, 2008 and 2007.
6. FINANCIAL ASSETS
On June 27, 2008 the Company sold approximately 53% of its municipal leasing portfolio to Banc of America Public Capital Corp. for proceeds of $53.5 million, which approximated book value. On the same day, the Company paid down its borrowings under the loan agreement with Banc of America Leasing & Capital, LLC in the amount of $46.7 million.
During the third quarter, the Company sold, for approximately book value, an additional $40.3 million of its municipal leasing portfolio to Banc of America Public Capital Corp. The remaining portfolio totals less than $3.0 million at September 30, 2008.
Also during the quarter, the Company repaid in full the $35.8 million its subsidiaries had outstanding under the loan agreement with Banc of America Leasing & Capital, LLC.
7. DISCONTINUED OPERATIONS
The following table presents the operating results of the Company’s discontinued operations for the three and nine month periods ended September 30, 2008 and 2007:

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
E-ONE (Fire Rescue Segment)	2008	2007	2008	2007
Net sales	$26.1	$47.5	$157.1	$138.8
Costs and expenses	(28.5)	(57.1)	(168.4)	(155.9)

Loss before income taxes	(2.4)	(9.6)	(11.3)	(17.1)
Income tax (expense) benefit	(0.9)	3.6	4.9	6.4

Loss on discontinued operations	$(3.3)	$(6.0)	$(6.4)	$(10.7)

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
Die & Mold Operations (Tool Segment)	2008	2007	2008	2007
Net sales	$—	$29.6	$39.7	$89.2
Costs and expenses	(0.3)	(28.5)	(38.6)	(84.3)

(Loss) income before income taxes	(0.3)	1.1	1.1	4.9
Income tax expense	—	(0.5)	(0.7)	(2.0)

(Loss) income on discontinued operations	$(0.3)	$0.6	$0.4	$2.9

Refuse and Cutting Tool Operations (ESG and Tool Segments)

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
Net sales	$—	$—	$—	$3.0
Costs and expenses	—	—	—	(2.8)

Income before income taxes	—	—	—	0.2
Income tax benefit (expense)	1.9	—	1.9	(0.2)

Income on discontinued operations	$1.9	$—	$1.9	$—

On August 5, 2008 the Company sold E-ONE, located in Ocala, Florida for approximately $20 million subject to an initial working capital adjustment that resulted in cash proceeds of $0.5 million at closing. The ultimate cash proceeds are subject to final working capital and other adjustments currently expected to be concluded by year end. The after-tax loss on the sale for the nine month period ended September 30, 2008 of $76.9 million, related primarily to after-tax impairment charges that reflect the fair value of the net assets and the impairment of $6.2 million of goodwill attributable to the E-ONE business.
On April 21, 2008, the Company completed the sale of Dayton Progress Corporation (excluding Dayton Hong Kong) and its subsidiary, PCS Company, referred to collectively as “Die and Mold Operations” for $65.5 million. The after-tax loss on disposal for the nine month period ended September 30, 2008 was $28.8 million primarily due to asset impairments; included in the loss on disposal is the remaining goodwill of the Tool Group of $55.8 million. The Company has also decided to close the Dayton Hong Kong operation incurring a $4.9  million pre-tax impairment charge related to this business for the nine month period ended September 30, 2008. The Die and Mold operations produced special precision perforating components for metal stamping applications and tooling components for the plastic injection mold and the die cast industries. Sale proceeds have been used to repay debt.
On January 31, 2007, the Company completed the sale of Manchester Tool Company, On Time Machining Company and Clapp Dico, referred to collectively as the “Cutting Tool Operations” for $65.4 million resulting in a $24.3 million net gain on disposal of discontinued operations for the nine months ended September 30, 2007.
In December 2005, the Company determined that its investment in the Refuse business operating under the Leach brand name, was no longer strategic. The majority of the assets of the business have been sold since that time and the operation has been shut down. For the nine month period ended September 30, 2008 the Company recorded an after-tax gain of $3.5 million primarily related to a revision in the estimate of product liability reserves.
The following table shows an analysis of assets and liabilities of discontinued operations as of September 30, 2008 and December 31, 2007:

	September 30,	December 31,
($ in millions)	2008	2007
Current assets	$1.9	$129.4
Properties and equipment	0.3	38.0
Long-term assets	8.3	64.4

Total assets	$10.5	$231.8

Current liabilities	$7.0	$49.8
Long-term liabilities	10.6	23.0

Total liabilities	$17.6	$72.8

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
The Company has been sued in Chicago, Illinois by firefighters seeking damages claiming that exposure to the Company’s sirens has impaired their hearing and that the sirens are therefore defective. There are presently 33 cases filed during the period 1999-2004, involving a total of 2,443 plaintiffs pending in the Circuit Court of Cook County, Illinois. The trial of the first 27 of these plaintiffs’ claims began on March 18, 2008 and ended on April 25, 2008, when a Cook County jury returned a unanimous verdict in favor of the Company and absolved the Company of any liability for all 27 of these claims, which had been consolidated for trial. Since the first trial concluded, the court has dismissed, at plaintiffs’ request, another 39 plaintiffs’ cases which had been selected for trial in September 2008. An additional 40 Chicago firefighter plaintiffs have been selected for trial currently scheduled for January 5, 2009. Since their selection, at plaintiffs’ request, four of these firefighters have been dismissed. Additional trial dates of Chicago plaintiff firefighters are scheduled during 2009 and 2010.
Federal Signal has been sued outside of the Cook County venue. With the exception of matters on appeal, Federal Signal is currently a defendant in 11 such hearing loss lawsuits in 3 states, involving a total of 13 plaintiffs. With the exception of two plaintiffs who have filed suit in New Jersey, all current plaintiffs outside of Illinois have stipulated to or claimed less than $75,000 in damages. Four cases in the Supreme Court of Kings County, New York were dismissed on January 25, 2008 after the court granted Federal Signal’s motion to dismiss which eliminated all claims pending in New York. The Court subsequently denied reconsideration of its ruling. Plaintiffs have filed a notice of appeal. During May, 2008 all seven plaintiffs who had filed claims against the Company in Missouri voluntarily dismissed their claims. In September 2008 two of the four New Jersey plaintiffs voluntarily dismissed their claims. Since April 2007, three of the eight Maryland plaintiffs have voluntarily dismissed their claims. Following these dismissals and appeals, plaintiffs currently have filings in the following trial courts: Maryland (Circuit Courts for Baltimore City, Montgomery County and Prince George’s County); New Jersey (Essex and Passaic Counties); and Pennsylvania (Court of Common Pleas of Philadelphia County). Plaintiffs’ attorneys have threatened to file additional lawsuits. The Company intends to vigorously defend all of these lawsuits. The Company successfully defended approximately 41 similar cases in Philadelphia, Pennsylvania in 1999 resulting in a series of unanimous jury verdicts in favor of the Company.
Federal Signal’s ongoing negotiations with CNA over insurance coverage resulted in an agreement under which CNA reimbursed $3.7 million to the Company during the year ended December 31, 2007 for past defense costs. CNA has agreed to cover a percentage of defense costs amounting to approximately $1.7 million thus far during 2008.
9. SEGMENT INFORMATION
The following table summarizes the Company’s operations by segment for the three and nine month periods ended September 30, 2008 and 2007:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Net sales
Safety and Security Systems	$90.4	$94.4	$276.0	$269.0
Fire Rescue	28.6	25.2	95.5	76.4
Environmental Solutions	107.5	108.9	337.5	339.3

Total net sales	$226.5	$228.5	$709.0	$684.7

Operating income
Safety and Security Systems	$8.3	$12.7	$27.5	$36.4
Fire Rescue	1.2	2.9	7.6	8.3
Environmental Solutions	9.1	9.5	30.0	30.8
Corporate expense	(5.8)	(5.5)	(20.9)	(16.5)

Total operating income	$12.8	$19.6	$44.2	$59.0

	September 30, 2008	December 31, 2007
Identifiable assets
Manufacturing activities
Safety and Security Systems	$364.2	$387.3
Fire Rescue	127.3	118.3
Environmental Solutions	290.3	251.7
Corporate	32.5	30.1

	September 30, 2008	December 31, 2007
Total manufacturing activities	814.3	787.4
Assets of discontinued operations	10.5	231.8
Financial services activities
Fire Rescue	1.4	98.8
Environmental Solutions	4.9	14.1
Corporate	4.7	33.9

Total financial services activities	11.0	146.8

Total identifiable assets	$835.8	$1,166.0

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
Changes in the Company’s warranty liabilities for the nine month period ended September 30, 2008 and 2007 were as follows:

	Nine months ended September 30,
	2008	2007
Balance at January 1	$5.9	$5.1
Provisions to expense	6.0	6.0
Actual costs incurred	(5.9)	(5.1)

Balance at September 30	$6.0	$6.0

The Company guarantees the debt of a joint venture in China up to a maximum of $12.5 million. The outstanding amount of the guaranteed debt as of September 30, 2008 was $9.2 million. No charges associated with this guarantee have been incurred as of September 30, 2008.
The Company also provides residual value guarantees on vehicles sold to certain customers. Proceeds received in excess of the fair value of the guarantee are deferred and amortized into income ratably over the life of the guarantee. The Company recorded these transactions as operating leases and recognized liabilities equal to the fair value of the guarantees. The notional amounts of the residual value guarantees totaled $2.1 million as of September 30, 2008. No losses have been incurred as of September 30, 2008. The guarantees expire in 2008.
The Dallas Fort Worth (“DFW”) airport gave Federal APD certain notices of non-performance and default, most recently in March 2008, regarding the $18.0 million contract for installation of a new parking and revenue control system at the airport, and DFW demanded that Federal APD cure its alleged non-performance. DFW also provided a copy of the non-performance and default letters to the Company’s surety carrier. The most recent non-performance and default claim relates principally to certain disagreements as to the timeliness of certain work under the contract and whether certain of Federal APD’s work has complied with contract specifications. DFW terminated the contract effective July 29, 2008. Federal APD disputed that there was any basis under the contract for the non-performance or default as previously alleged by DFW, and Federal APD also disputed that DFW is entitled to terminate the contract for cause and asserts that it is entitled to damages as a result of DFW’s conduct. DFW and Federal APD each filed lawsuits against the other asserting claims for breach of contract and other damages arising from the contract and its termination. These lawsuits are currently pending in the United States District Court for the Northern District of Texas, Dallas Division. The parties have reached an agreement in principle to settle this dispute, including all claims asserted in the pending litigation, and the parties are working to finalize this settlement. The Company established reserves totaling $8.2 million in relation to this contract and settlement.
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

Fair Value Measurements at September 30, 2008
		Quoted Prices in Active	Significant Other	Significant
		Markets for Identical	Observable Inputs	Unobservable Inputs
	Total	Assets (Level 1)	(Level 2)	(Level 3)
Assets
Derivatives	$5.4	$—	$5.4	$—

Fair Value Measurements at September 30, 2008
		Quoted prices in Active	Significant Other	Significant
		Markets for Identical	Observable Inputs	Unobservable Inputs
	Total	Assets (Level 1)	(Level 2)	(Level 3)
Liabilities
Derivatives	$(1.8)	$—	$(1.8)	$—

12. NEW ACCOUNTING PRONOUNCEMENTS
In December 2007, the FASB issued FAS No. 141 (revised 2007), “Business Combinations” (“FAS 141(R)”), which expands the definition of a business and a business combination, requires the fair value of the purchase price of an acquisition including the issuance of equity securities to be determined on the acquisition date, requires that all assets, liabilities, contingent consideration, contingencies and in-process research and development costs of an acquired business be recorded at fair value at the acquisition date, requires that acquisition costs generally be expensed as incurred, requires that restructuring costs generally be expensed in periods subsequent to the acquisition date, and requires changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period to impact income tax expense. The Company will be required to adopt FAS 141(R) on January 1, 2009. The Company does not expect FAS141(R) to have a material impact, if any, on its results of operations or consolidated financial statements.
In December 2007, the FASB issued FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“FAS 160”), which changes the accounting and reporting for minority interests such that minority interests will be recharacterized as noncontrolling interests and will be required to be reported as a component of equity, and requires that purchases or sales of equity interests that do not result in a change in control be accounted for as equity transactions and, upon a loss of control, requires the interest sold, as well as any interest retained, to be recorded at fair value with any gain or loss recognized in earnings. The Company will be required to adopt FAS 160 on January 1, 2009. The Company does not expect FAS 160 to have a material impact if any, on its operations or consolidated financial statements.
In March 2008, the FASB issued Statement of FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FAS 133” (“FAS 161”). This new standard requires enhanced disclosures for derivative instruments, including those used in hedging activities. It is effective for fiscal years and interim periods beginning after November 15, 2008, and will be applicable to the Company in the first quarter of fiscal 2009. The principal impact to the Company will be to require the Company to expand its disclosure regarding its derivative instruments.
13. SALE LEASEBACK TRANSACTION
In July 2008, the Company entered into sale-leaseback transactions for its Elgin and University Park, Illinois plant locations. Net proceeds received were $35.8 million resulting in a deferred gain of $29.0 million. The deferred gain will be amortized over the 15-year life of the respective leases.

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
Consolidated Results of Operations
The following table presents the Company’s results of operations for the three and nine month periods ended September 30, 2008 and 2007, respectively (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Net sales	$226.5	$228.5	$709.0	$684.7
Cost of sales	(167.6)	(164.4)	(522.3)	(498.0)

Gross profit	58.9	64.1	186.7	186.7
Operating expenses	(46.1)	(44.5)	(142.5)	(127.7)

Operating income	12.8	19.6	44.2	59.0
Interest expense	(4.1)	(6.4)	(16.4)	(18.2)
Other expense, net	(0.1)	(0.3)	(1.9)	(1.0)
Income tax benefit (expense)	6.2	(2.7)	1.2	(10.1)

Income from continuing operations	14.8	10.2	27.1	29.7
(Loss) gain from discontinued operations and disposal, net of tax	(0.6)	(5.7)	(111.2)	16.5

Net income (loss)	$14.2	$4.5	$(84.1)	$46.2

Other data:
Operating margin	5.7%	8.6%	6.2%	8.6%
Earnings per share — continuing operations	$0.31	$0.21	$0.57	$0.62

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Analysis of orders:
Total orders	$216.4	$227.7	$730.1	$737.1
Change in orders year over year	(5)%		(1)%
Change in US municipal and government orders year over year	(14)%		(7)%
Change in US industrial and commercial orders year over year	(3)%		(4)%
Change in non-US orders year over year	1%		5%
Net sales remained relatively flat in the third quarter of 2008 compared to the same quarter of 2007, attributable to shipments of higher value Fire Rescue vehicles and favorable foreign currency translation offset by a decrease in the Safety and Security Systems segment. In the nine months ended September 30, 2008 as compared to 2007, net sales increased 4% due to increases in Fire Rescue and Safety and Security Systems products.
Operating income declined $6.8 million in the third quarter of 2008 compared to the third quarter of 2007 due to a $5.2 million charge to settle a dispute and write off assets associated with a contract to install revenue control equipment at the Dallas Fort Worth (DFW) airport, and to the absence of a $1.8 million favorable excise tax settlement received in the prior year. Also impacting earnings negatively was the $0.8 million operational impact of a Gulf hurricane on the Company’s Houston operations, and the $0.9 million cost associated with hiring a new chief executive officer. Year to date operating income decreased $14.8 million due to $7.1 million of increased costs associated with the hearing loss litigation, $6.2 million of increased charges associated with the DFW contract, and the absence of the $1.8 million favorable excise tax settlement received in the prior year, partially offset by other cost reductions.

Interest expense decreased in the third quarter of 2008 to $4.1 million compared to $6.4 million in the same quarter last year due to lower average borrowings. For the nine months ended September 30, 2008 interest expense was $16.4 million compared to $18.2 million in the same period in 2007. The Company reduced debt by $183.8 million during the second and third quarters of 2008 following the divestitures of its Tool segment and its municipal leasing portfolio, and the completion of a sale-leaseback of its University Park and Elgin plants in Illinois.
The Company’s effective tax rate on earnings from continuing operations was (71.5)% and 21.1% for the three months ended September 30, 2008 and 2007, respectively. The negative tax rate reflects a benefit of $8.2 million for utilization of capital loss carry forwards resulting from the gain generated on the sale-leaseback transaction.
Income from continuing operations was $14.8 million for the quarter ended September 30, 2008 versus $10.2 million for the comparable period in 2007 due to the $8.2 million tax benefit noted above. For the nine month period ended September 30, 2008, income from continuing operations decreased $2.6 million from the prior year period due to the aforementioned operating expenses offset in part by the capital loss tax benefit.
For the quarter ended September 30, 2008 a loss on discontinued operations and disposals of $0.6 million was recorded. For the nine month period ended September 30, 2008, there was a net loss of $111.2 million on discontinued operations relating primarily to the impairment of assets of the Die & Mold and E-ONE operations. For the nine month period ended September 30, 2007, after completion of the sale of the cutting tool operations in the first quarter of 2007, and substantial completion of the wind-down of the refuse business, the Company realized a net after-tax gain on the sale of previously discontinued operations of $24.3 million.
Diluted earnings per share from continuing operations increased 48% to $0.31 for the quarter ended September 30, 2008. For the nine months ended September 30, 2008, diluted earnings per share from continuing operations decreased 8%.
Orders and Backlog
Orders decreased 5% from the third quarter of 2007 driven by a weakness in the Company’s US municipal and government markets. Year to date orders remained relatively flat compared to the prior year period as weak US markets were nearly offset by higher reported international orders which increased mainly due to translation effects of the weaker US dollar in the period.
The third quarter decrease of 14% in US municipal and government orders from the year ago comparable period came primarily as a result of lower orders for sweepers of $2.8 million, warning systems of $1.2 million and a $2.4 million decline in police products. Year to date US municipal and government orders decreased 7% from 2007 primarily as a result of decreased orders of sweepers of $12.1 million and a $10.5 million decline in police products offset by an increase in Automated License Plate Recognition (ALPR) cameras of $5.7 million.
The 3% decline in US industrial and commercial orders in the third quarter was caused by a reduction in parking system orders of $3.3 million partly offset by increases in environmental solutions orders of $1.4 million. Year to date industrial and commercial orders decreased 4% from 2007 driven by lower orders for sweepers and vacuum trucks which were down $9.6 million.
Non-US orders were above prior year both in the third quarter and the year to date periods due principally to the favorable effects of foreign currency translation.
Backlog at $347.0 million increased 10% over the same period in 2007, as the continued strong demand for Bronto aerial devices more than offset a decrease in parking systems backlog, due to the wind-down of the $47.0 million contract with the Port Authority of New York and New Jersey.
Safety and Security Systems
The following table summarizes the Safety and Security Systems Group operating results for the three and nine month periods ended September 30, 2008 and 2007, respectively (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Total orders	$86.7	$88.5	$281.2	$279.5
US orders	46.4	54.0	155.7	166.5
Non-US orders	40.3	34.5	125.5	113.0
Net sales	90.4	94.4	276.0	269.0
Operating income	8.3	12.7	27.5	36.4
Operating margin	9.2%	13.5%	10.0%	13.5%
A 2% decrease in orders from the third quarter of 2007 was driven by the softness in the domestic police and parking business, partially offset by increased orders for ALPR cameras relating to the PIPS business acquired in the third quarter of 2007. US orders decreased 14% from the prior year due to decreased municipal spending and demand for police, outdoor warning and parking products. Non-US orders rose 17% over the prior year with nearly all product groups contributing to the increase. Year to date, orders increased slightly over 2007 as the full-period benefit of the PIPS business was offset largely by weakness in the police markets.
Net sales decreased 4% compared to the third quarter of 2007 due to lower US shipments of police products and parking systems, and the disruptive impact of a Gulf hurricane where the Group’s domestic hazardous lighting operations are based. Offsetting these factors were the addition of sales of ALPR cameras due to the PIPS acquisition in August, 2007. Net sales increased 3% in the nine month period ended September 30, 2008, as the full-period benefit of the PIPS business and improved demand for warning sirens were offset partly by weak demand for police products.
Operating income and margins decreased in the third quarter of 2008 from the comparable period in 2007 primarily due to $6.0 million of increased charges to settle a dispute and write off assets associated with the DFW contract, offset by improved sales mix from shipments of higher margin ALPR cameras. Year to date, operating margin and income declined mainly due to $6.2 million of increased charges associated with the DFW contract and costs associated with the start up of the Public Safety Systems division.
Fire Rescue
The following table summarizes the Fire Rescue Group’s operating results for the three and nine month periods ended September 30, 2008 and 2007, respectively (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Total orders	$34.7	$36.5	$138.5	$136.3
US orders	1.7	1.3	8.2	5.1
Non-US orders	33.0	35.2	130.3	131.2
Net sales	28.6	25.2	95.5	76.4
Operating income	1.2	2.9	7.6	8.3
Operating margin	4.2%	11.5%	8.0%	10.9%
Segment results have been restated to exclude the results of the E-ONE business, which have been presented as discontinued operations.
Orders decreased 5% from the third quarter of 2007, as market demand for construction industry related aerial equipment slowed in Europe from the prior year comparable period. Continued strong demand for fire related aerial equipment was not sufficient to offset the weakness in non-fire related industries. Year to date orders were in line with 2007, boosted by an increase in fire-related orders in the US market and by a favorable foreign currency exchange rate. Excluding foreign exchange, orders decreased 9% year over year, exhibiting softness in the commercial and industrial markets in Europe.

Net sales increased by 13% and 25% in the third quarter and year to date periods, respectively, as compared to the prior year periods. Favorable foreign currency translation was a primary driver for the increase in the quarter. Higher vehicle shipments and the impact of favorable foreign currency translation drove the increase in the year to date period.
Operating income decreased $1.7 million from the third quarter of 2007, and operating margin decreased 7.3 percentage points mainly due to an unfavorable mix of shipments to markets that are more highly competitive. The benefits associated with the plant capacity expansion are expected to impact fourth quarter production costs, as subcontractor costs begin to diminish. Costs associated with moving into the expanded plant, additional promotion and launch costs associated with the next generation product range and higher bad debt associated with a failed UK dealer also adversely affected results for the period. For the nine months ended September 30, 2008, operating income decreased 8% from the same period last year, impacted by unfavorable sales mix and costs associated with the plant expansion and product launch.
The Bronto plant expansion project in Pori, Finland was completed during the quarter, adding approximately 40% to production capacity, providing the business with the opportunity to more cost-effectively meet demand and reduce backlog.
Environmental Solutions
The following table summarizes the Environmental Solutions Group’s operating results for the three and nine month periods ended September 30, 2008 and 2007, respectively (dollars in millions):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Total orders	$95.0	$102.7	$310.4	$321.3
US orders	72.9	78.1	223.3	239.8
Non-US orders	22.1	24.6	87.1	81.5
Net sales	107.5	108.9	337.5	339.3
Operating income	9.1	9.5	30.0	30.8
Operating margin	8.5%	8.7%	8.9%	9.1%
Orders of $95.0 million in the third quarter of 2008 were 7% below the prior year quarter. US orders decreased 7% from the same period last year, with decreases in sweepers and sewer cleaners more than offsetting the increase in industrial vacuum trucks. Non-US orders decreased 10% compared to the prior year quarter, primarily due to vacuum trucks partially offset by stronger European sweeper orders. Year to date orders declined 3% as compared to the prior year with the decrease in US orders of 7% being partially offset by an increase in non-US orders of 7%.
Net sales remained relatively flat compared to the third quarter in 2007 as a decrease in sweeper shipments were offset by increases in sewer cleaners and industrial vacuums as well as higher pricing on products sold. Year to date net sales were also flat versus the prior year.
In the third quarter and year-to-date periods, operating income decreased 4% and 3% respectively, compared to the same prior year periods, due to the absence of a favorable $1.8 million excise tax settlement which occurred in 2007, and the $0.4 million adverse impact of a Gulf hurricane. Largely offsetting were reduced operating expenses, due in part to lower incentive compensation plan expenses.
Corporate Expenses
Corporate expenses increased slightly to $5.8 million for the third quarter of 2008 compared to $5.5 million in the third quarter of 2007. The increase is due to $0.4 million of higher legal costs associated with the Company’s ongoing firefighter hearing loss litigation and $0.9 million of costs associated with the hiring of a new CEO, offset by cost reductions. Corporate expenses for the nine months ended September 30, 2008 were $20.9 million and $16.5 million for the comparable period in 2007 with $7.1 million of the increase caused by higher hearing loss litigation expense, offset by lower bonus and stock based compensation costs of $3.7 million.
Discontinued Operations
On April 21, 2008, Dayton Progress Corporation (excluding Dayton Hong Kong) and PCS Corporation, referred to collectively as the “Die and Mold Operations” were sold. The Company also decided to close Dayton Hong Kong. The closure will be completed in 2008. These operations are included as discontinued operations for all periods presented. Previously, the Die and Mold Operations were included in the Company’s Tool Segment.
On August 5, 2008 the Company sold E-ONE, located in Ocala, Florida for approximately $20 million subject to an initial working capital adjustment that resulted in cash proceeds of $0.5 million at closing. The ultimate cash proceeds are subject to final working capital and other adjustments currently expected to be concluded by year end. These operations are included as discontinued operations for all periods presented. Previously E-ONE operations were included in the Company’s Fire Rescue segment.
Also included as discontinued operations is the Company’s investment in the Refuse business, operating under the Leach brand name. The majority of the assets of this business have been sold, and the operation was closed in 2006.
For the quarter ended September 30, 2008 a loss on discontinued operations and disposals of $0.6 million was recorded. For the nine month period ended September 30, 2008, there was a net loss of $111.2 million on discontinued operations relating primarily to the impairment of assets of the Die & Mold and E-ONE operations.
There was a net gain of $16.5 million on discontinued operations for the nine month period ended September 30, 2007 primarily relating to the sale of the Cutting Tool operations.
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
The following table summarizes the Company’s cash flows for the nine month period ended September 30, 2008 and 2007, respectively (in millions):

	Nine months ended September 30,
	2008	2007
Operating cash flow	$129.3	$44.3
Investing, net	72.2	(94.5)
Debt (repayments) borrowings, net	(183.5)	66.2
Dividends	(8.6)	(8.6)
Purchases of treasury stock	(6.0)	—
Other, net	(0.1)	0.4

Increase in cash and cash equivalents	$3.3	$7.8

Cash provided by operations totaled $43.4 million in the third quarter of 2008 and $129.3 million year to date. The increase from 2007 was primarily attributable to the sale of 93% of the Company’s municipal leasing portfolio for $93.8 million.
The Company’s investing activities in 2008 include net cash proceeds of $35.8 million received from the sale-leaseback transactions of two US based plants, gross cash proceeds of $66.0 million received to date from the divestitures of its Die and Mold Operations and E-ONE business, less purchases of property plant and equipment totaling $18.9 million. Investing activities in 2007 include gross cash proceeds of $65.4 million received from the sale of its Cutting Tool Operations, less the acquisitions of PIPS, Codespear and Riverchase totaling $141.9 million, and purchases of property plant and equipment of $14.5 million.

Manufacturing debt net of cash as a percentage of capitalization was 38.6% at September 30, 2008, versus 38.8% at the end of 2007.
At September 30, 2008, $60.1 million was drawn against the Company’s revolving credit facility which provides for borrowings up to $250.0 million and matures April 25, 2012. Borrowings under the facility bear interest, at the Company’s option, at the Base Rate or LIBOR, plus an applicable margin. The applicable margin ranges from 0.00% to 0.75% for Base Rate borrowings and 1.00% to 2.00% for LIBOR borrowings depending on the Company’s total indebtedness to capital ratio. At September 30, 2008, the Company’s applicable margin over LIBOR and Base Rate borrowings was 1.50% and 0.25%, respectively.
The Company’s revolving credit facility and private placement notes contain certain financial covenants for each fiscal quarter end. At September 30, 2008, the Company was in compliance with its covenants and expects to be in compliance for the balance of the year.
During the current downturn in global financial markets, some companies have experienced difficulties accessing their cash equivalents, trading investment securities, drawing on revolvers, issuing debt and raising capital generally, which have had a material adverse impact on their liquidity. Given the Company’s cash position and debt structure, the diversity and strength of the ten banks in its revolving credit facility, and its anticipated cash usage over the next 12 months, the Company has not experienced any material issues and it continues to expect its liquidity, notwithstanding these adverse market conditions, will be sufficient to meet all its anticipated needs during the next twelve months and for the foreseeable future.
Contractual Obligations and Commercial Commitments
Short-term borrowings decreased $0.9 million to $1.7 million at September 30, 2008 from $2.6 million at December 31, 2007. Total long-term borrowings decreased to $242.2 million from $423.5 million at December 31, 2007. See the Financial Condition, Liquidity and Cash Flow section of this report for more information. There have been no other significant changes in the first nine months of 2008 to the Company’s contractual obligations and commercial commitments as summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and subsequent Form 10-Q filings for the quarters ended March 31, 2008 and June 30, 2008.
Changes to the Company’s accrual for product warranty claims in the first nine months of 2008 is discussed in Note 10.

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
The information contained in Note 10, “Commitments and Guarantees” to the Condensed Consolidated Financial Statements of this Form 10-Q discusses the changes in the Company’s exposure to market risk during the nine month period ended September 30, 2008. For additional information, refer to the discussion contained under the caption “Market Risk Management” included in Item 7 of the Company’s Form 10-K for the year ended December 31, 2007.
Item 4. Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2008. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2008. As a matter of practice, the Company’s management continues to review and document disclosure controls and procedures, including internal controls and procedures for financial reporting. From time to time, the Company may make changes aimed at enhancing the effectiveness of the controls and to ensure that the systems evolve with the business. During the quarter ended September 30, 2008, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II. Other Information
Item 1. Legal Proceedings
The information is set forth in Footnote 8 and Footnote 10 of the financial statements included in Part I of this Form 10-Q are incorporated herein by reference.
Item 1A. Risk Factors
The risk factors described in Item 1A (“Risk Factors”) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 are being updated to include the following new risk factors.
The execution of our growth strategy is dependent upon the continued availability of credit and third-party financing arrangements for our customers.
The recent economic downturn has resulted in tighter credit markets, which could adversely affect our customers’ ability to secure the financing necessary to proceed or continue with purchases of our products and services. Our customers’ or potential customers’ inability to secure financing for projects could result in the delay, cancellation or down-sizing of new purchases or the suspension of purchases already under contract, which could cause a decline in the demand for our products and services and negatively impact our revenues and earnings.
We rely on access to financial markets to finance a portion of our working capital requirements and support our liquidity needs. Access to these markets may be adversely affected by factors beyond our control, including turmoil in the financial services industry, volatility in securities trading markets and general economic downturns.

We draw upon our revolving credit facility and our operating cash flow to fund working capital needs, capital expenditures, strategic acquisitions, pension contributions, debt repayments, share repurchases and dividends. Market disruptions such as those currently being experienced in the US and abroad have materially impacted liquidity in the credit and debt markets, making financing terms for borrowers less attractive, and in certain cases have resulted in the unavailability of certain types of financing. Continued uncertainty in the financial markets may negatively impact our ability to access additional financing or to refinance our existing credit facility or existing debt arrangements on favorable terms or at all, which could negatively affect our ability to fund current and future operations as well as future acquisitions and development. These disruptions may include turmoil in the financial services industry, unprecedented volatility in the markets where our outstanding securities trade, and general economic downturns in the areas where we do business. If we are unable to access monies at competitive rates, or if our short-term or long-term borrowings costs dramatically increase, our ability to finance our operations, meet our short-term obligations and implement our operating strategy could be adversely affected.
Item 5. Other Information.
On October 30, 2008, the Company issued a press release announcing its financial results for the three and nine months ended September 30, 2008. The full text of the press release is included as Exhibit 99.1 to this Form 10-Q.

Item 6. Exhibits
Exhibit 31.1 — CEO Certification under Section 302 of the Sarbanes-Oxley Act
Exhibit 31.2 — CFO Certification under Section 302 of the Sarbanes-Oxley Act
Exhibit 32.1 — CEO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act
Exhibit 32.2 — CFO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act
Exhibit 99.1 — Press Release dated October 30, 2008

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Signal Corporation
Date: October 31, 2008	By:	/s/ Stephanie K. Kushner
Stephanie K. Kushner, Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

Exhibit 31.1 —	CEO Certification under Section 302 of the Sarbanes-Oxley Act

Exhibit 31.2 —	CFO Certification under Section 302 of the Sarbanes-Oxley Act

Exhibit 32.1 —	CEO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act

Exhibit 32.2 —	CFO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act

Exhibit 99.1 —	Press Release dated October 30, 2008