Form 10-K
period 2008-12-31
FEDERAL SIGNAL CORP /DE/
filed 2009-02-27
CIK 277509

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

State the aggregate market value of voting stock held by nonaffiliates of the Company as of June 30, 2008: Common stock, $1.00 par value — $554,199,456

Indicate the number of shares outstanding of each of the Company’s classes of common stock, as of January 31, 2009: Common stock, $1.00 par value — 47,371,122 shares

Documents Incorporated By Reference

Portions of the definitive proxy statement for the 2009 Annual Meeting of Shareholders are incorporated by reference in Part III.

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

These risks and uncertainties, some of which are beyond the Company’s control, include the cyclical nature of the Company’s industrial, municipal, government and commercial markets, availability of credit and third-party financing for customers, volatility in securities trading markets, economic downturns, risks associated with suppliers, dealer and other partner alliances, changes in cost competitiveness including those resulting from foreign currency movements, technological advances by competitors, increased warranty and product liability expenses, compliance with environmental and safety regulations, restrictive debt covenants, disruptions in the supply of parts or components from sole source suppliers and subcontractors, retention of key employees and general changes in the competitive environment. These risks and uncertainties include, but are not limited to, the risk factors described under Item 1A, “Risk Factors,” in this Form 10-K. These factors may not constitute all factors that could cause actual results to differ materially from those discussed in any forward-looking statement. The Company operates in a continually changing business environment and new factors emerge from time to time. The Company cannot predict such factors nor can it assess the impact, if any, of such factors on its financial position or results of operations. Accordingly, forward-looking statements should not be relied upon as a predictor of actual results. The Company disclaims any responsibility to update any forward-looking statement provided in this Form 10-K.

PART I

Item 1.	Business.

Federal Signal Corporation, founded in 1901, was reincorporated as a Delaware Corporation in 1969. The Company designs and manufactures a suite of products and integrated solutions for municipal, governmental, industrial and commercial customers. Federal Signal’s portfolio of products includes safety and security systems, vacuum loader vehicles, street sweepers, truck mounted aerial platforms and waterblasters. Federal Signal Corporation and its subsidiaries (referred to collectively as “the Company” or “Company” herein, unless context otherwise indicates) operates manufacturing facilities in 21 plants in 9 countries around the world serving customers in approximately 100 countries in all regions of the world.

Narrative Description of Business

Products manufactured and services rendered by the Company are divided into three major operating segments: Safety and Security Systems, Fire Rescue and Environmental Solutions. The individual operating companies are organized as such because they share certain characteristics, including technology, marketing, distribution and product application, which create long-term synergies.

Financial information (net sales, operating income, depreciation and amortization, capital expenditures and identifiable assets) concerning the Company’s three operating segments as of, and for each of the three years in the period ended, December 31, 2008 are included in Note 15 to the Consolidated Financial Statements included under Item 8 of Part II of this Form 10-K, incorporated herein by reference. Information regarding the Company’s discontinued operations is included in Note 12 to the Consolidated Financial Statements included under item 8 of Part II of this Form 10-K, incorporated herein by reference.

Safety and Security Systems Group

Federal Signal Corporation’s Safety and Security Systems Group designs, manufactures and deploys comprehensive safety and security systems and products that help law enforcement, fire/rescue and EMS, emergency operations and industrial plant/facility first responders protect people, property and the environment.

Offerings include systems for automated license plate recognition, campus and community alerting, emergency vehicles, first responder interoperable communications, industrial communications and command, municipal networked security and parking revenue and access control for municipal, governmental and industrial applications. Specific products include access control devices, lightbars and sirens, public warning sirens, public safety software and automated license plate recognition cameras.

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

Fire Rescue Group

The Fire Rescue Group is the world leader in designing and manufacturing sophisticated, vehicle-mounted, aerial platforms for fire fighting, rescue, electric utility and industrial uses. End customers include fire departments, industrial fire services, electric utilities, maintenance rental companies for applications such as fire fighting and rescue, transmission line maintenance, and installation and maintenance of wind turbines. The group’s telescopic/articulated aerial platforms are designed in accordance with various regulatory codes and standards, such as European Norms (EN), National Fire Protection Association (NFPA) and American National Standards Institute (ANSI). In addition to equipment sales, the group sells parts, service and training as part of a complete offering to its customer base. The group manufactures in Finland and sells globally under the Bronto Skylift brand name.

Segment results have been restated for all periods presented to exclude the operations of the group’s E-ONE business which were reclassified as discontinued operations and sold in 2008.

Environmental Solutions Group

The Environmental Solutions Group manufactures and markets worldwide a full range of street cleaning and vacuum loader vehicles and high-performance water blasting equipment. Products are also manufactured for the newer markets of hydro-excavation, glycol recovery and surface cleaning. Products are sold under the Elgin, RAVO, Vactor, Guzzler and Jetstream brand names. The group manufactures its vehicles and equipment in the United States and Europe.

Under the Elgin brand name, the Company sells the leading U.S. brand of street sweepers primarily designed for large-scale cleaning of curbed streets, parking lots and other paved surfaces utilizing mechanical sweeping, vacuum and recirculating air technology for cleaning. RAVO is a market leader in Europe for high-quality, compact and self-propelled sweepers that utilize vacuum technology for pick-up.

Vactor is a leading manufacturer of municipal combination catch basin/sewer cleaning vacuum trucks. Guzzler is a leader in industrial vacuum loaders that clean up industrial waste or recover and recycle valuable raw materials. Jetstream manufactures high pressure water blast equipment and accessories for commercial and industrial cleaning and maintenance operations. In addition to equipment sales, the group is increasingly engaged in the sale of parts and tooling, service and repair, equipment rentals and training as part of a complete offering to its customer base.

Tool Group

In 2008, the Company sold the remaining businesses within the Tool Group, referred to collectively as “Die and Mold Operations”. The results of the Die and Mold Operations are reported within discontinued operations for all periods presented.

Financial Services

The Company ceased entering into new financial services activities in 2008 and sold 92% of its municipal lease portfolio. The operations and gain upon sale are reported within discontinued operations. At December 31, 2008, the remaining leases and floor plan receivable balances, net of reserves, of $5.6 million were included on the balance sheet as Assets of Discontinued Operations.

Marketing and Distribution

The Safety and Security Systems Group companies sell to industrial customers through approximately 2,000 wholesalers/distributors who are supported by Company sales personnel and/or independent manufacturers’ representatives. Products are also sold to municipal and governmental customers through more than 900 active independent distributors as well as through original equipment manufacturers and direct sales. International sales are made through the group’s independent foreign distributors or on a direct basis. The Company also sells comprehensive integrated warning, interoperable communications and parking systems through a combination of a direct sales force and distributors.

Fire Rescue and Environmental Solutions use dealer networks and direct sales to service customers generally depending on the type and location of the customer. The Environmental Solutions direct sales channel concentrates on the industrial, utility and construction market segments while the dealer networks focus primarily on the municipal markets. The Company believes its national and global dealer networks for vehicles distinguishes it from its competitors. Dealer representatives demonstrate the vehicles’ functionality and capability to customers and service the vehicles on a timely basis.

Customers and Backlog

Approximately 29%, 25% and 46% of the Company’s total 2008 orders were to U.S. municipal and government customers, U.S. commercial and industrial customers, and non-U.S. customers, respectively. No single customer accounted for 10% or more of the Company’s business.

The Company’s U.S. municipal and government customers depend on tax revenues to support spending. A sluggish industrial economy, therefore, will eventually impact a municipality’s revenue base as tax receipts decline due to higher levels of unemployment and declining profits. Additionally, a decline in housing prices may yield lower property tax receipts. During 2008, the Company’s U.S. municipal and government orders declined 12% from 2007, compared to a 5% increase in these orders in 2007 compared to 2006.

Orders to the U.S. commercial and industrial segment relate to the energy industries, principally oil and gas production and coal mining, to industrial contractors and rental companies and to parking operators.

Roughly 70% of orders to non-U.S. customers flow to municipalities and governments while 30% flow to industrial and commercial customers. The municipal and government segment is essentially similar to the U.S. in that it is largely dependent on tax revenues to support spending. Of the non-U.S. orders, the Company typically sells approximately 50% of its products into Europe, 15% into the Middle East and Africa, and less than 10% in any other particular region.

The Company’s backlog totaled $301 million at December 31, 2008, which averages to nearly four months of shipments overall. Backlogs vary by group due to the nature of the Company’s products and buying patterns of its customers. Safety and Security Systems typically maintains an average backlog of two months of shipments, Environmental Solutions three to four months of shipments and Fire Rescue normally six months of shipments.

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

Components critical to the production of the Company’s vehicles, such as engines and hydraulic systems, are purchased from a select number of suppliers. The Company also purchases raw and fabricated steel as well as commercial chassis with certain specifications from a few sources.

The Company believes it has adequate supplies or sources of availability of the raw materials and components necessary to meet its needs. However, there are risks and uncertainties with respect to the supply of certain of these raw materials that could impact their price, quality and availability in sufficient quantities.

Competition

Within specific product categories and domestic markets, the Safety and Security Systems Group companies are among the leaders with three to four strong competitors and several additional ancillary market participants. The group’s international market position varies from leader to ancillary participant depending on the geographic region and product line. Generally, competition is intense with all of the group’s products, and purchase decisions are made based on competitive bidding, price, reputation, performance and servicing.

Within the Fire Rescue Group, Bronto Skylift is established as the global leader for aerial platforms used in fire fighting, rescue and industrial markets. Competitor offerings can include trailer mounted articulated aerials and traditional fire trucks with ladders. Bronto competes on product performance where it holds technological advantages in its designs, materials and production processes.

Within the Environmental Solutions Group, Elgin is recognized as the market leader among several domestic sweeper competitors and differentiates itself primarily on product performance. RAVO, the Company’s Dutch compact sweeper manufacturer, also competes on product performance through its vacuum technology and successfully leads in market share for mid-sized sweepers among several regional European manufacturers. Vactor and Guzzler both maintain the leading domestic position in their respective marketplaces by enhancing product performance with leading technology and application flexibility. Jetstream is a market leader in the in-plant cleaning segment of the U.S. waterblast industry competing on product performance and rapid delivery.

Research and Development

The information concerning the Company’s research and development activities included in Note 15 of the Consolidated Financial Statements included under Item 8 of Part II of this Form 10-K is incorporated herein by reference.

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

Employees

The Company employed over 3,300 people in ongoing businesses at the close of 2008. Approximately 32% of the Company’s domestic hourly workers were unionized at December 31, 2008. The Company believes relations with its employees continue to be good.

Governmental Regulation of the Environment

The Company believes it substantially complies with federal, state and local provisions that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment. Capital expenditures in 2008 attributable to compliance with such laws were not material. The Company believes that the overall impact of compliance with environmental regulations will not have a material effect on its future operations.

Seasonality

Certain of the Company’s businesses are susceptible to the influences of seasonal buying or delivery patterns. The Company’s businesses which tend to have lower sales in the first calendar quarter compared to other quarters as a result of these influences are street sweeping, fire rescue products, outdoor warning, emergency signaling products and parking systems.

Additional Information

The Company makes its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, other reports and information filed with the SEC and amendments to those reports available, free of charge, through its Internet website (http://www.federalsignal.com) as soon as reasonably practical after it electronically files or furnishes such materials to the SEC. Additionally, the Company makes its proxy statement and its Annual Report to stockholders available at the same internet website (http://www.federalsignal.com), free of charge, when sent to stockholders prior to the meeting date. All of the Company’s filings may be read or copied at the SEC’s Public Reference Room at 100 F. Street, N.E., Washington, DC 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically.

Item 1A.	Risk Factors.

We may occasionally make forward-looking statements and estimates such as forecasts and projections of our future performance or statements of our plans and objectives. These forward-looking statements may be contained in, among other things, filings with the Securities and Exchange Commission, including this Annual Report on Form 10-K, press releases made by us and in oral statements made by our officers. Actual results could differ materially from those contained in such forward-looking statements. Important factors that could cause our actual results to differ from those contained in such forward-looking statements include, among other things, the risks described below.

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

We draw upon our revolving credit facility and our operating cash flow to fund working capital needs, capital expenditures, strategic acquisitions, pension contributions, debt repayments, share repurchases and dividends. Market disruptions such as those currently being experienced in the U.S. and abroad have materially impacted liquidity in the credit and debt markets, making financing terms for borrowers less attractive and in certain cases have resulted in the unavailability of certain types of financing. Continued uncertainty in the financial markets may negatively impact our ability to access additional financing or to refinance our existing credit facility or existing debt arrangements on favorable terms or at all, which could negatively affect our ability to fund current and future operations as well as future acquisitions and development. These disruptions may include turmoil in the financial services industry, unprecedented volatility in the markets where our outstanding securities trade, and general economic downturns in the areas where we do business. If we are unable to access monies at competitive rates, or if our short-term or long-term borrowings costs dramatically increase, our ability to finance our operations, meet our short-term obligations and implement our operating strategy could be adversely affected.

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

Our business is subject to fluctuations in demand and changing international economic and political conditions which are beyond our control. During 2008, approximately 43% of our sales were to customers outside the United States; with approximately 32% of sales being supplied from our overseas operations. We expect a significant and increasing portion of our revenues and profits to come from international sales for the foreseeable future. Operating in the international marketplace exposes us to a number of risks, including abrupt changes in foreign government policies and regulations and, in some cases, international hostilities. To the extent that our international operations are affected by unexpected and adverse foreign economic and political conditions, we may experience project disruptions and losses which could significantly reduce our revenues and profits.

Some of our contracts are denominated in foreign currencies, which result in additional risk of fluctuating currency values and exchange rates, hard currency shortages and controls on currency exchange. Although currency exposure is hedged in the short term, over the longer term changes in the value of foreign currencies could increase our U.S. dollar costs for, or reduce our U.S. dollar revenues from, our foreign operations. Any increased costs or reduced revenues as a result of foreign currency fluctuations could affect our profits.

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

Our ability to operate effectively could be impaired if we fail to attract and retain key personnel.

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

Our credit facility and other debt instruments contain certain restrictive debt covenants and other customary events of default that may hinder our ability to continue operating or to take advantage of attractive business opportunities. These restrictive covenants include, among other things, an interest coverage ratio of 3.00:1 in all quarters effective with the first quarter of 2009 and a minimum net worth of $275.0 million at all times. Our ability to comply with these restrictive covenants may be affected by the other factors described in this “Risk Factors” section and other factors outside our control. Failure to comply with one or more of these restrictive covenants may result in an event of default. Upon an event of default, if not waived by our lenders, our lenders may declare all amounts outstanding as due and payable. If we are unable to comply with the restrictive covenants in the future, we would be required to obtain further modifications from our lenders or secure another source of financing. If our current lenders accelerate the maturity of our indebtedness, we may not have sufficient capital available at that time to pay the amounts due to our lenders on a timely basis. In addition, these restrictive covenants may prevent us from engaging in transactions that benefit us, including responding to changing business and economic conditions and taking advantage of attractive business opportunities.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

As of December 31, 2008, the Company utilized 10 principal manufacturing plants located throughout North America, as well as 9 in Europe, 1 in South Africa and 1 in the Far East.

In total, the Company devoted approximately 1.1 million square feet to manufacturing and 0.8 million square feet to service, warehousing and office space as of December 31, 2008. Of the total square footage, approximately 47% is devoted to the Safety and Security Systems Group, 8% to the Fire Rescue Group and 45% to the Environmental Solutions Group. Approximately 22% of the total square footage is owned by the Company with the remaining 78% being leased.

All of the Company’s properties, as well as the related machinery and equipment, are considered to be well-maintained, suitable and adequate for their intended purposes. In the aggregate, these facilities are of sufficient capacity for the Company’s current business needs.

Item 3.	Legal Proceedings.

The information concerning the Company’s legal proceedings included in Note 14 of the financial statements contained under Item 8 of Part II of this Form 10-K is incorporated herein by reference.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders through the solicitation of proxies or otherwise during the three months ended December 31, 2008.

Item 4A.	Executive Officers.

The following is a list of the Company’s executive officers, their ages, business experience and positions and offices as of February 1, 2009:

William G. Barker, III, age 50, was appointed Senior Vice President and Chief Financial Officer in December 2008. Mr. Barker was Senior Vice President and Chief Financial Officer of Sun-Times Media Group from 2007 to 2008. He was Vice President, Finance and Strategy, Gatorade of PepsiCo, Inc. from 2001 to 2007.

David E. Janek, age 45, was appointed Vice President and Controller in August 2008. Mr. Janek was Vice President and Treasurer from 2006 to 2008 and was Vice President Finance, Safety and Security Systems Group from 2002 to 2006.

Fred H. Lietz, age 54, was appointed Vice President and Chief Procurement Officer in May 2007. Mr. Lietz was Vice President of Global Procurement and Logistics at Andrew Corporation from 2001 to 2006.

David R. McConnaughey, age 52, was appointed President of Federal Signal’s Safety and Security Systems Group in March 2006. Previously, Mr. McConnaughey was President Maytag All Brand Service from 2005 to March 2006 and Vice President Maytag All Brand Service from 2004 to 2005. Previously, Mr. McConnaughey held several roles with Maytag Corporation including Vice President and G.M. Amana Brand 2003 to 2004 and Vice President Supply Chain 2002 to 2003.

William H. Osborne, age 48, was appointed Chief Executive Officer and President in September 2008. Mr. Osborne was President and Chief Executive Officer of Ford of Australia in 2008. From 2005 to 2008 Mr. Osborne was the President and Chief Executive Officer of Ford of Canada and from 2003 to 2005 he was the Executive Director, Pickup Truck and Commercial Vehicles, North American Truck Business of Ford Motor Company.

Esa Peltola, age 57, was appointed President of Bronto Skylift Oy Ab in July 2007. Mr. Peltola was Managing Director of Bronto Skylift from 1998 to 2007.

Jennifer L. Sherman, age 44, was appointed Senior Vice President, Human Resources, General Counsel and Secretary in April 2008. Ms. Sherman was Vice President, General Counsel and Secretary from 2004 to 2007 and was Deputy General Counsel and Assistant Secretary from 1998 to 2004.

Mark D. Weber, age 51, was appointed President of the Environmental Solutions Group in April 2003. Mr. Weber was Vice President Sweeper Products for the Environmental Solutions Group from 2002 to 2003 and General Manager of Elgin Sweeper Company from 2001 to 2002.

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

The Company’s common stock is listed and traded on the New York Stock Exchange (“NYSE”) under the symbol FSS. At December 31, 2008, there were no material restrictions on the Company’s ability to pay dividends. The information concerning the Company’s market price range data included in Note 18 of the Consolidated Financial Statements contained under Item 8 of Part II of this Form 10-K is incorporated herein by reference.

As of January 31, 2009, there were 2,711 holders of record of the Company’s common stock.

The following graph compares the cumulative 5-year total return provided to shareholders on the Company’s common stock relative to the cumulative total returns of the Russell 2000 index, the S&P Industrials index, and the S&P Midcap 400 index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each index on December 31, 2003 and its relative performance is tracked through December 31, 2008.

Comparison of 5 Year Cumulative Total Return*

Federal Signal Corporation

*$100 invested on 12/31/03 in stock & index-including reinvestment of dividends. Fiscal year ending December 31.

Copyright © 2009 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	12/03	12/04	12/05	12/06	12/07	12/08
Federal Signal Corporation	100.00	103.05	88.90	96.44	68.63	51.29
Russell 2000	100.00	118.33	123.72	146.44	144.15	95.44
S&P Midcap 400	100.00	116.48	131.11	144.64	156.18	99.59
S&P Industrials	100.00	118.03	120.78	136.83	153.29	92.09

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

The information concerning the Company’s quarterly dividend per share data included in Note 18 of the Consolidated Financial Statements contained under Item 8 of Part II of this Form 10-K is incorporated herein by reference. The payment of future dividends is at the discretion of the Company’s Board of Directors and will depend, among other things, upon future earnings and cash flows, capital requirements, the Company’s general financial condition, general business conditions and other factors. Accordingly, the Company’s Board of Directors may at any time reduce or eliminate the Company’s quarterly dividend based on these factors.

Item 6.	Selected Financial Data.

The following table presents the selected financial information of the Company as of, and for each of the five years in the period ended December 31, 2008:

	2008	2007	2006	2005	2004

Operating Results (dollars in millions):
Net sales(a)	$958.8	$934.3	$792.7	$697.0	$610.0
Income before income taxes(a)	26.3	53.6	40.0	38.2	23.9
Income from continuing operations(a)	31.3	39.7	31.2	39.7	19.3
Operating margin(a)	5.8%	8.0%	7.5%	7.6%	6.1%
Return on average common shareholders’ equity	(26.2)%	13.2%	6.0%	(1.2)%	(0.6)%
Common Stock Data (per share):
Income from continuing operations — diluted	$0.66	$0.83	$0.65	$0.82	$0.40
Cash dividends per share	0.24	0.24	0.24	0.24	0.40
Market price range:
High	$17.50	$17.00	$19.75	$17.95	$20.56
Low	5.10	10.82	12.69	13.80	15.75
Average common shares outstanding (in millions)	47.7	47.9	48.0	48.2	48.1
Financial Position at Year-End (dollars in millions):
Working capital(a)(b)	$158.9	$95.4	$51.0	$61.4	$48.4
Current ratio(a)(b)	1.9	1.4	1.2	1.3	1.3
Total assets	834.0	1,169.6	1,050.9	1,119.5	1,132.4
Long-term debt, net of current portion	241.2	240.7	160.3	203.7	215.7
Shareholders’ equity	284.5	445.3	386.4	376.3	412.7
Debt-to-capitalization ratio(c)	49.5%	39.3%	36.8%	42.0%	36.2%
Net debt-to-capitalization ratio(d)	46.3%	38.3%	35.1%	32.9%	34.7%
Other (dollars in millions):
Orders(a)	$940.4	$998.2	$855.9	$694.6	$685.6
Backlog(a)	301.1	331.7	249.4	178.2	192.4
Net cash provided by operating activities	123.7	65.4	29.7	70.6	52.5
Net cash provided by (used for) investing activities	54.6	(106.6)	(19.3)	(0.7)	34.1
Net cash (used for) provided by financing activities	(166.7)	36.8	(83.0)	7.1	(81.7)
Capital expenditures(a)	28.5	20.1	12.2	8.1	9.5
Depreciation and amortization(a)	15.5	14.1	9.5	9.6	7.8
Employees(a)	3,317	3,495	3,192	3,002	2,819

(a)	continuing operations only, prior year amounts have been reclassified for discontinued operations as discussed in Note 12 to the financial statements

(b)	working capital: current assets less current liabilities; current ratio: current assets divided by current liabilities

(c)	total debt divided by the sum of total debt plus equity

(d)	net debt to capitalization ratio: debt less cash and cash equivalents and short-term investments divided by equity plus debt less cash and cash equivalents and short-term investments

The 2008 and 2004 income before income taxes includes restructuring costs of $2.7 million and $0.4 million, respectively. The 2008 income before income taxes was impacted by a $6.9 million loss incurred to settle a dispute and write off assets associated with a large parking systems contract and a $13.0 million loss associated with ongoing operations as well as the Company’s decision to terminate funding of a joint venture in China (“China Joint Venture”). The 2005 loss before income taxes was impacted by a $6.7 million gain on the sale of two industrial lighting product lines.

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

The Company designs and manufactures a suite of products and integrated solutions for municipal, governmental, industrial and commercial customers. Federal Signal’s products include safety and security systems, vacuum loader vehicles, street sweepers, truck mounted aerial platforms and waterblasters. Due to technology, marketing, distribution and product application synergies, the Company’s business units are organized and managed in three operating segments: Safety and Security Systems, Fire Rescue and Environmental Solutions. The information concerning the Company’s manufacturing businesses included in Item 1 of this Form 10-K and Note 15 of the financial statements contained under Item 8 of this Form 10-K are incorporated herein by reference.

Results of Operations

Operating results have been restated to exclude the following operations discontinued during 2008: all businesses of the former Tool Group, all E-ONE businesses, and all Financial Services activities and businesses. Information relating to each of these discontinued operations is presented in Note 12 of the financial statements contained under Item 8 of this Form 10-K.

Orders and backlog

	2008	2007	2006

Analysis of orders:
Total orders ($ in millions):	$940.4	$998.2	$855.9
Change in orders year over year	(5.8)%	16.6%
Change in U.S. municipal and government orders year over year	(12.2)%	5.4%
Change in U.S. industrial and commercial orders year over year	(8.2)%	13.5%
Change in non-U.S. orders year over year	0.3%	28.6%

U.S. municipal and government orders decreased 12% in 2008 primarily as a result of decreased orders of sweepers of $22.3 million, sewer cleaners of $13.1 million and a $12.3 million decline in police products offset by an increase in automated license plate recognition (“ALPR”) cameras of approximately $6.1 million. U.S. industrial and commercial orders decreased 8% driven by lower orders for sweepers and vacuum trucks of $21.2 million and a reduction in parking system orders of $6.1 million, offset by an increase in Bronto articulated aerial devices of approximately $4.7 million. Non-U.S. orders remained relatively flat as compared to prior year with increases in ALPR cameras of $15.1 million and European sweeper orders and water blasters of $4.7 million, offset by a decrease in Bronto articulated aerial devices of approximately $16.6 million.

U.S. municipal and government orders increased 5% in 2007 primarily due to strength in police products, sweepers and the addition of ALPR cameras. U.S. industrial and commercial orders increased 14% on continued high demand for industrial vacuum trucks and an increase in orders for hazardous area lighting and industrial signal and communications equipment. Non-U.S. orders increased 29%, and included a 35% increase in sales of products manufactured outside of the U.S. and increases in U.S. exports in Safety and Security Systems and Environmental Solutions. Favorable currency movements estimated at $33 million also improved 2007 compared to 2006.

Consolidated results of operations

The following table summarizes the Company’s results of operations and selected operating metrics for each of the three years in the period ended December 31, 2008 ($ in millions, except per share amounts):

	2008	2007	2006

Net sales	$958.8	$934.3	$792.7
Cost of sales	(706.9)	(685.9)	(576.5)

Gross profit	251.9	248.4	216.2
Operating expenses	(193.7)	(173.2)	(157.1)
Restructuring charges	(2.7)	—	—

Operating income	55.5	75.2	59.1
Interest expense	(15.3)	(18.5)	(17.0)
Loss on investment in joint venture	(13.0)	(3.3)	(1.9)
Other (expense) income	(0.9)	0.2	(0.2)
Income tax benefit (expense)	5.0	(13.9)	(8.8)

Income from continuing operations	31.3	39.7	31.2
(Loss) gain from discontinued operations and disposal, net of tax	(126.9)	15.2	(8.5)

Net (loss) income	$(95.6)	$54.9	$22.7

Other data:
Operating margin	5.8%	8.0%	7.5%
Earnings per share — continuing operations	$0.66	$0.83	$0.65

Year Ended December 31, 2008 vs. December 31, 2007

Net sales increased 3% over 2007 or 1% after removing the favorable effects of currency translation from a weaker U.S. dollar. Sales volume increases at Fire Rescue were largely offset by reductions at Environmental Solutions; while Safety and Security Systems were relatively flat (see segment discussions below). Gross profit margins fell slightly in 2008 to 26.3% from 26.6% due largely to the absence of a favorable $1.8 million excise tax settlement which occurred in 2007. Operating income decreased by 26% in 2008 as the gross profit increase of $3.5 million was more than offset by an increase of $20.5 million of operating expenses due to $9.9 million of higher legal costs associated with the Company’s ongoing firefighter hearing loss litigation, $6.2 million of increased charges to settle a dispute and write off assets associated with a contract to install revenue control equipment at the Dallas Fort Worth (DFW) airport, and $2.7 million of restructuring costs largely due to severance associated with streamlining the management structure.

Interest expense decreased 17% from 2007, primarily due to lower average borrowings in 2008 from a reduction in net debt of $30.7 million. The Company paid down debt using net proceeds of $3.4 million from the working capital reductions and sale of E-ONE, $59.9 million from the sale of its Tool Group businesses, and $35.8 million from the sale-leaseback of its Elgin and University Park, Illinois plants. For further discussion of the discontinued operations, see Note 12 of the financial statements contained under Item 8 of this Form 10-K.

Losses on the Company’s investment in a joint venture in China totaled $13.0 million in 2008. The Company’s share of operating losses was $2.6 million in 2008 versus $3.3 million in 2007. A charge of $10.4 million was taken in 2008 to reflect the Company’s contingent obligations to guaranty the debt of the joint venture and to guaranty the investment of one of its joint venture partners. A review of the market and forecasts of the joint venture’s cash flows indicated its bank debt was unlikely to be repaid and it was unlikely to provide a return to the joint venture partners. In February 2009, the Company decided to terminate funding to this venture. Significant uncertainties exist, however, including a requirement to obtain unanimous partner approval as well as Chinese government approval to liquidate the entity. The Company anticipates closure costs in 2009 in the range of $1.0 to $2.0 million.

Other expenses of $0.9 million include realized losses from foreign currency transactions and on derivatives contracts.

The 2008 effective tax rate on income from continuing operations decreased to (19.0)% from 25.9% in the prior year. The 2008 rate benefited from a capital loss utilization tax strategy on a sale/leaseback of real estate properties, the China Joint Venture shutdown tax benefits, and a higher mix of profits in lower taxed countries.

Income from continuing operations decreased 21% from 2007 primarily as a result of the aforementioned charges in operating expenses, loss on joint venture and offsetting tax benefits.

Net loss was $95.6 million in 2008 versus net income of $54.9 million in 2007. Losses from discontinued operations totaled $126.9 million in 2008 relating primarily to the impairment of assets and sale of the Company’s Die and Mold Operations and E-ONE. The Company also discontinued its financial services activities during 2008 which generated income of $0.3 million. A net gain of $15.2 million on discontinued operations in 2007 resulted primarily from the sale of the Cutting Tool Operations in that year. For further discussion of the discontinued operations, see Note 12 of the Consolidated Financial Statements contained under Item 8 of Part II of this Form 10-K.

Year Ended December 31, 2007 vs. December 31, 2006

Net sales increased 18% over 2006 or 15% without the favorable effects of currency translation from a weaker U.S. dollar. All groups experienced sizable sales volume increases, where Safety and Security Systems was up $62.7 million, Environmental Solutions was up $51.7 million and Fire Rescue was up $27.2 million. Gross profit margins fell to 26.6% in 2007 from 27.2% in 2006 due to costs associated with the launch and production of the new Elgin Pelican sweeper in the U.S. offset in part by a favorable $1.8 million excise tax settlement received in 2007.

Operating income rose 27% over 2006 primarily as a result of the leverage from higher sales volumes and a relative reduction in operating expenses, which as a percent of sales were 18.5% in 2007 down from 19.8% in 2006. Selling expenses were relatively lower and product development costs were relatively higher at Safety and Security Systems and at Environmental Solutions due largely to the mix of product shipments and a focus on new products.

Interest expense increased 9%, or $1.5 million from 2006, primarily due to an increase in borrowings to fund the PIPS Technologies acquisition in August 2007.

Loss on investment in joint venture rose 74% to $3.3 million in 2007 as additional costs were incurred to build the infrastructure of the operating entity.

The 2007 effective tax rate on income from continuing operations increased to 25.9% from 22.1% in the prior year. The 2007 rate benefited from the Company’s foreign tax planning strategies including dividend repatriation, foreign entity financing and a legal entity restructuring in Canada. The 2006 rate benefited from tax reserve reductions and a higher mix of profits in lower taxed foreign jurisdictions.

Income from continuing operations increased 27% in 2007 primarily as a result of the higher sales volumes and lower relative operating expenses offset by the higher effective tax rate.

Net income more than doubled to $54.9 million for the year ended December 31, 2007 versus $22.7 million in 2006. For 2007, after completion of the sale of the Cutting Tool Operations in the first quarter, substantial completion of the wind-down of the Refuse business, and the restated operating results for the operations discontinued in 2008, the Company realized a net after-tax gain on the sale of previously discontinued operations of $15.2 million, compared to a loss of $8.5 million in the prior year. For further discussion of the discontinued operations, see Note 12 of the financial statements contained under Item 8 of this Form 10-K.

Safety and Security Systems Operations

The following table presents the Safety and Security Systems Group’s results of operations for each of the three years in the period ended December 31, 2008 ($ in millions):

	2008	2007	2006

Total orders	$367.1	$367.5	$305.5
U.S. orders	202.5	216.3	184.9
Non-U.S. orders	164.6	151.2	120.6
Net sales	371.8	367.2	304.5
Operating income	40.3	49.6	41.2
Operating margin	10.8%	13.5%	13.5%

Orders remained relatively flat in 2008 as compared to 2007. U.S. orders decreased 6% due to weak municipal spending and a relative softening in the industrial economy compared to 2007. For 2008, orders in the U.S. fell $12.3 million for police products, $6.1 million for parking systems, and $2.8 million for hazardous area lighting products. Partly offsetting these declines were an increase in orders of $2.1 million for outdoor warnings systems and $6.1 million for automated license plate recognition (“ALPR”) cameras made by PIPS Technologies, which was acquired in the third quarter of 2007. Non-U.S. orders in 2008 increased 9% over the prior year or 6% when excluding the favorable effects of currency translation due to strength in outdoor warning systems and the addition of PIPS Technologies acquired in 2007.

Net sales increased 1% in 2008. An increase in shipments of ALPR cameras during 2008 of $19.2 million and industrial communications systems of $2.4 million was offset by a $17.7 million decrease in global vehicular lighting and siren sales. Operating income in 2008 declined 19% and operating margins fell, primarily due to $6.2 million of increased charges to settle a dispute and write off assets associated with the DFW parking system contract, and $1.8 million of employee severance costs associated with restructuring initiatives, and $0.8 million associated with other cost reduction initiatives.

Orders improved 20% in 2007 over 2006 with strength across all market segments, except for outdoor warning systems which declined by $1.0 million. U.S. orders rose 17% due primarily to an increase of $9.1 million for police products, $6.3 million for hazardous area lighting products and $5.7 million of parking systems. Non-U.S. orders increased 25% in 2007 or 19% without the favorable effects of currency translation. The acquisition of PIPS Technologies in the third quarter of 2007 contributed $6.4 million. During 2007, the Company introduced a next generation and more reliable LED light bar technology which drove a $30.7 million increase in global orders for vehicular warning systems.

Net sales increased 21% and improved across most market segments with a $34.9 million increase in global vehicular warning systems and a $19.2 million increase in industrial communication and hazardous area products. The PIPS Technologies acquisition contributed $9.6 million for 2007. Operating income increased 20% in 2007 over 2006 and the operating margin remained at 13.5%. The leverage of higher sales volume was offset partly by increased costs associated with expanding the product portfolio and market reach.

Fire Rescue Operations

The following table presents the Fire Rescue Group’s results of operations for each of the three years in the period ended December 31, 2008 ($ in millions):

	2008	2007	2006

Total orders	$162.3	$174.1	$115.0
U.S. orders	6.5	1.7	2.7
Non-U.S. orders	155.8	172.4	112.3
Net sales	145.5	117.9	90.7
Operating income	10.4	7.9	5.6
Operating margin	7.1%	6.7%	6.2%

Orders in 2008 decreased 7% from the prior year or 15% when excluding the favorable effects of currency translation. Bronto’s entire order decline existed within its industrial markets, primarily with weakness in Europe. Orders from the group’s former E-ONE business drove the increase in U.S. orders. Bronto’s fire rescue markets were flat overall during the year.

Net sales in 2008 increased 23% from the prior year or 19% when excluding the favorable effects of currency translation. Bronto’s unusually large backlog, which exceeded 12 months of shipments at the end of 2007, allowed for strong shipments in 2008 despite a reduction in orders during the year. Bronto completed a plant expansion in 2008, and with a backlog that remains at 12 months, the Company expects Bronto’s shipments will be strong next year despite a weak global economy.

Operating income rose 32% in 2008 and operating margins improved as a result of the increased sales volumes. Higher product costs for steel and other components and inefficiencies caused by the plant expansion offset some of the sales volume impact.

Orders in 2007 improved 51% over 2006 or 38% when excluding the favorable effects of currency translation. Bronto’s demand was strong across both of its primary market segments (industrial and fire rescue) and particularly in Europe and Asia. Net sales rose 30% in 2007 or 21% when excluding the favorable effects of currency translation. Shipments were higher due to the strong order intake, limited only by the company’s production capacity. Operating income rose 41% in 2007 and operating margins improved as a result of the leverage from higher sales volumes.

Environmental Solutions Operations

The following table presents the Environmental Solutions Group’s results of operations for each of the three years in the period ended December 31, 2008 ($ in millions):

	2008	2007	2006

Total orders	$411.0	$456.6	$435.4
U.S. orders	297.8	347.6	331.8
Non-U.S. orders	113.2	109.0	103.6
Net sales	441.5	449.2	397.5
Operating income	35.5	38.8	35.3
Operating margin	8.0%	8.6%	8.9%

Orders of $411.0 million in 2008 were 10% below the prior year. U.S. orders decreased 14% in 2008 from the prior year as weak municipal and industrial markets drove a $28.9 million reduction in sweepers and a $28.1 million reduction in sewer cleaning and industrial vacuum trucks offset by an increase of $5.8 million in waterblasters. Non-U.S. orders increased 4% entirely by favorable foreign currency translation from a weaker U.S. dollar. Net sales in 2008 compared to 2007 decreased 2% as a decline in U.S sweeper shipments of $23.6 million more than offset a $13.6 million increase in global shipments of sewer cleaning and industrial vacuum trucks.

Operating income decreased 9% in 2008 due to lower sales volumes and the absence of a favorable $1.8 million excise tax settlement which occurred in 2007.

In 2007, orders increased 5% over the 2006 year. U.S. orders increased 5% due to solid demand for industrial vacuum trucks and the impact of higher priced chassis associated with new 2007 EPA standards. Non-U.S. orders increased 5% driven by stronger U.S. exports of sewer cleaners and industrial vacuum trucks primarily to the Middle East. Net sales compared to 2006 grew 13% on higher unit volumes of primarily vacuum trucks and overall higher pricing due in part to higher priced chassis.

Operating income in 2007 rose 10% over 2006, however, the operating margin in 2007 declined as the favorable benefits of higher pricing and sales volume were more than offset by increased chassis costs, temporarily high material costs, new product development, ERP implementation, product launches and initiatives to increase manufacturing efficiency.

Corporate Expense

Corporate expenses totaled $30.7 million in 2008, $21.1 million in 2007 and $23.0 million in 2006. The 45% increase in 2008 expense is primarily due to $9.9 million of higher legal costs associated with the Company’s ongoing firefighter hearing loss litigation and $1.5 million of costs associated with the hiring of a new chief executive officer and chief financial officer, reduced by lower bonus and stock-based compensation costs of $1.8 million.

The 8% reduction in 2007 expense was benefited by the receipt of $3.7 million in reimbursements from one of the Company’s insurers for certain out of pocket expenses related to the Company’s ongoing firefighter hearing loss litigation. The reimbursement essentially offset the legal expenses in 2007 associated with this litigation.

The hearing loss litigation has historically been managed by the Company’s legal staff resident at the corporate office and not by management at any reporting segment. In accordance with SFAS 131 which provides that segment reporting should follow the management of the item and that some expenses can be corporate expenses, these legal expenses (which are extremely unusual and not part of the normal operating activities of any of our operating segments), are reported and managed as corporate expenses. Only the Company, and no current or divested subsidiaries is a named party to these lawsuits.

Legal Matters

The Company has been sued by over 2,500 firefighters in numerous separate cases alleging that exposure to the Company’s sirens impaired their hearing. The Company contests the allegations. Over 100 cases have been dismissed in Cook County including 27 by way of verdict. The Company continues to aggressively defend the matter. For further details regarding this and other legal matters, refer to Note 14 in the financial statements included in Item 8 of this Form 10-K.

Financial Condition, Liquidity and Capital Resources

During each of the three years in the period ended December 31, 2008, the Company used its cash flows from operations to pay cash dividends to shareholders, to fund growth, and to make capital investments that both sustain and reduce the cost of its operations. Beyond these uses, remaining cash was used to fund acquisitions, pay down debt, to repurchase shares of common stock and make voluntary pension contributions.

The Company’s cash and cash equivalents totaled $23.4 million, $12.5 million and $15.8 million as of December 31, 2008, 2007 and 2006, respectively. The following table summarizes the Company’s cash flows for each of the three years in the period ended December 31, 2008 ($ in millions):

	2008	2007	2006

Operating cash flow	$123.7	$65.4	$29.7
Proceeds from sale of properties, plant and equipment	38.0	0.6	0.2
Capital expenditures	(28.5)	(20.1)	(12.2)
Payments for acquisitions, net of cash acquired	—	(147.5)	—
Gross proceeds from sale of discontinued businesses	65.9	65.4	—
Borrowing activity, net	(20.1)	59.6	(50.7)
Dividends	(11.5)	(11.5)	(11.5)
Purchases of treasury stock	(6.0)	—	(12.1)
Payments for discontinued financing activities	(129.3)	(11.7)	(9.8)
All other, net	(21.3)	(3.5)	(4.0)

Increase (decrease) in cash	$10.9	$(3.3)	$(70.4)

Operating cash flow rose by $58.3 million in 2008 compared to 2007. The increase in 2008 was driven by a $103.1 million increase in cash from discontinued operating activities offset by a reduction of $44.8 million in cash provided by continuing operating activities. In 2008, the Company discontinued its Die and Mold Operations, E-ONE business and Financial Services activities which generated cash of $126.2 million during the year. During the year, the Company entered into a program agreement with Banc of America Public Capital Corp. to sell certain of its municipal leases by December 31, 2008. Approximately 92% of the Company’s municipal leases were sold under the program for net cash proceeds of approximately $94.0 million. The reduction in cash provided by continuing operations of $44.8 million was caused primarily by an increase in accounts receivable from the timing of shipments in 2008, a decrease in accounts payable and higher pension contributions in 2008.

Proceeds from the sale of properties, plant and equipment in 2008 are primarily the result of net cash proceeds of $35.8 million received from a sale-leaseback of the Company’s Elgin and University Park, Illinois plants.

Capital expenditures rose $8.4 million in 2008 from 2007 due primarily to the expansion of the Company’s plants in Pori, Finland and in Streator, Illinois. Capital expenditures increased in 2007 compared to 2006 as the Company’s ERP system design and implementation gained momentum during the year.

In 2007, the Company acquired three businesses, Codespear LLC in January for $17.4 million in cash, Riverchase Technologies in July for $6.7 million in cash, and PIPS Technologies in August for $126.3 million in cash. See Note 10 of the notes to the consolidated financial statements for additional information on these acquisitions. The Company funded the acquisitions through cash provided by operations, additional bank borrowings, and from proceeds received from the sale of the Cutting Tool Operations, included in discontinued operations in 2006, and sold in January, 2007 for $65.4 million in cash. See Note 12 of the notes to the consolidated financial statements for additional information on the sale of the Cutting Tool Operations.

In 2008, the Company divested its Die and Mold Operations and E-ONE business for net cash proceeds of $59.9 million and a payment of $0.6 million, respectively. Gross proceeds from the sale of E-ONE were $3.4 million, of which $0.5 million had been received at December 31, 2008.

The Company paid down a total of $151.7 million of debt during 2008, largely upon receipt of cash from the aforementioned sale of its municipal leasing portfolio which was included in discontinued operations and the aforementioned sale leaseback transactions. In 2007, the Company had an increase in net borrowings of $59.6 million due to the acquisition of PIPS Technologies in the second half of the year. In 2006, net borrowings were reduced by $50.7 million mainly as a result of excess cash that was used to pay down debt.

Payments for discontinued financing activities of $129.3 million in 2008 reflect the repayment of financial service borrowings as a result of the Company’s decision to exit the municipal lease financing business. Other year over year activity reflects the change in borrowings associated with the divested Die and Mold Tooling and E-ONE businesses.

In April, 2007, the Company amended its Revolving Credit Agreement. This Second Amended and Restated Credit Agreement (“Credit Agreement”) provides for borrowings of $250.0 million and matures April, 2012. It also allows the Company to borrow up to $35 million in an alternative currency under the swing line provision. As of December 31, 2007 €22.5 million, or $32.6 million, was drawn as alternative currency and $66.0 million was drawn on the Credit Agreement for a total of $98.6 million drawn under the Credit Agreement. The Company was in compliance with all debt covenants throughout 2007.

In December, 2007, the Company amended the Loan Agreement between E-ONE and Banc of America Leasing & Capital, LLC to allow borrowings against the leases of E-One Inc., E-One New York, Inc., Elgin Sweeper Company and Vactor Manufacturing, Inc. The outstanding balance on this agreement was $96.6 million as of December 31, 2007 and was paid off completely by August 2008.

In March 2008, the Company requested and was granted an amendment (the “Second Credit Amendment”) to the Credit Agreement. Affected items in the Second Credit Amendment included the definitions of Consolidated Net Worth and EBIT, reducing the Total Indebtedness to Capital ratio maximum to .50, reducing the minimum Interest Coverage Ratio requirement from 2:1 to 2.75:1 for the four quarters ending in 2008, and reducing the required minimum percentage of consolidated assets directly owned by the Credit Agreement’s borrower and guarantors to 50%. The amendment also allowed for the unencumbered sale of the E-ONE business. At December 31, 2008, a total of $97.0 million was drawn against the Credit Agreement. The Company was in compliance with all debt covenants throughout 2008.

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

Cash dividends paid to shareholders in 2008, 2007 and 2006 were $11.5 million. The Company declared dividends of $0.24 per share in 2008, 2007 and 2006.

During 2006 and 2008, the Company completed repurchases totaling $12.1 million and $6.0 million, respectively, of stock under share repurchase programs approved by the Board of Directors. Treasury stock purchases reflect the Company’s policy to purchase shares to offset the dilutive effects of stock-based compensation.

Total debt net of cash and short-term investments included in continuing operations was $245.5 million representing 46% of total capitalization at December 31, 2008 versus $276.2 million or 38% of total capitalization at December 31, 2007. The increase in the percentage of debt to total capitalization in 2008, despite the reduction in debt, was due to a reduction in equity of $160.8 million caused primarily by an increase in the net after tax losses associated with the divestitures of the Die and Mold Operations and E-ONE. In 2008, the Company’s aggregate borrowing capacity was maintained.

The Company anticipates that capital expenditures for 2009 will approximate $20 million and that its financial resources and major sources of liquidity, including cash flow from operations and borrowing capacity, will be adequate to meet its operating and capital needs in addition to its financial commitments.

Contractual Obligations and Commercial Commitments

The following table presents a summary of the Company’s contractual obligations and payments due by period as of December 31, 2008 ($ in millions):

	Payments Due by Period
		Less than			More than
	Total	1 Year	2-3 Years	4-5 Years	5 Years

Short-term obligations	$12.6	$12.6	$—	$—	$—
Long-term debt*	270.4	25.1	70.3	175.0	—
Operating lease obligations	74.9	9.9	14.0	10.2	40.8
Fair value of interest rate swaps	2.1	0.4	1.7	—	—
Interest payments on long term debt	24.0	8.5	11.5	4.0	—

Total contractual obligations	$384.0	$56.5	$97.5	$189.2	$40.8

*	Long term debt includes financial service borrowings which is reported in discontinued operations.

The Company is party to various interest rate swap agreements in conjunction with the management of borrowing costs. As of December 31, 2008, the fair value of the Company’s net position would result in cash payments of $0.9 million. Future changes in the U.S. interest rate environment would correspondingly affect the fair value and ultimate settlement of the contracts.

The Company also enters into foreign currency forward contracts to protect against the variability in exchange rates on cash flows and intercompany transactions with its foreign subsidiaries. As of December 31, 2008, there is $0.7 million unrealized losses on the Company’s foreign exchange contracts. Volatility in the future exchange rates between the U.S. dollar and Euro and Canadian dollar will impact the final settlement of any of these contracts.

The following table presents a summary of the Company’s commercial commitments and the notional amount by expiration period ($ in millions):

	Notional Amount by Expiration Period
		Less than	2-3	4-5
	Total	1 Year	Years	Years

Financial standby letters of credit	$31.6	$31.4	$—	$0.2
Performance standby letters of credit	2.4	2.4	—	—
Purchase obligations	2.8	2.8	—	—
Guaranteed residual value obligations	1.6	1.6	—	—

Total commercial commitments	$38.4	$38.2	$—	$0.2

Financial standby letters of credit largely relate to casualty insurance policies for the Company’s workers’ compensation, automobile, general liability and product liability policies. Performance standby letters of credit represent guarantees of performance by foreign subsidiaries that engage in cross-border transactions with foreign customers.

Purchase obligations relate to commercial chassis.

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

As of December 31, 2008, the Company has a liability of approximately $5.9 million for unrecognized tax benefits (refer to Note 5). Due to the uncertainties related these tax matters, the Company cannot make a reasonably reliable estimate of the period of cash settlement for this liability.

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

Allowances for Doubtful Accounts

The Company performs ongoing credit evaluations of its customers. The Company’s policy is to establish, on a quarterly basis, allowances for doubtful accounts based on factors such as historical loss trends, credit quality of the present portfolio, collateral value and general economic conditions. If the historical loss trend increased or decreased 10% in 2008, the Company’s operating income would have decreased or increased by $0.1 million, respectively. Though management considers the valuation of the allowances proper and adequate, changes in the economy and/or deterioration of the financial condition of the Company’s customers could affect the reserve balances required.

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

Warranty Reserve

The Company’s products generally carry express warranties that provide repairs at no cost to the customer. The length of the warranty term depends on the product sold, but generally extends from six months to five years based on the terms that are generally accepted in the Company’s marketplaces. Certain components necessary to manufacture the Company’s vehicles (including chassis, engines and transmissions) are covered under an original manufacturers’ warranty. Such manufacturers’ warranties are extended directly to end customers.

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

The Company’s warranty costs as a percentage of net sales totaled 1.0% in 2008, 0.9% in 2007 and 0.8% in 2006. The increase in the rate in 2008 is primarily due to increased costs in the Fire Rescue Group. Management believes the reserve recorded at December 31, 2008 is appropriate. A 10% increase or decrease in the estimated warranty costs in 2008 would have decreased or increased operating income by $0.9 million, respectively.

Workers’ Compensation and Product Liability Reserves

Due to the nature of the products manufactured, the Company is subject to product liability claims in the ordinary course of business. The Company is partially self-funded for workers’ compensation and product liability claims with various retention and excess coverage thresholds. After the claim is filed, an initial liability is estimated, if any is expected, to resolve the claim. This liability is periodically updated as more claim facts become known. The establishment and update of liabilities for unpaid claims, including claims incurred but not reported, is based on the assessment by the Company’s claim administrator of each claim, an independent actuarial valuation of the nature and severity of total claims and management’s estimate. The Company utilizes a third-party claims administrator to pay claims, track and evaluate actual claims experience and ensure consistency in the data used in the actuarial valuation. Management believes that the reserve established at December 31, 2008 appropriately reflects the Company’s risk exposure. The Company has not established a reserve for potential losses resulting from hearing loss litigation (see Note 14 to the Company’s Consolidated Financial Statements included in Item 8 of this Form 10-K); if the Company is not successful in its defense after exhausting all appellate options, it will record a charge for such claims, to the extent they exceed insurance recoveries, at the appropriate time.

Goodwill Impairment

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” the Company ceased amortization of goodwill and indefinite-lived intangible assets effective January 1, 2002. SFAS No. 142 also requires the Company to test these assets annually for impairment; the Company performs this test in the fourth quarter unless impairment indicators arise earlier. The Company continues to amortize definite-lived intangible assets over their useful life.

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

The annual testing conducted in 2008, 2007 and 2006 did not result in impairment.

Although management believes that the assumptions and estimates used were reasonable, a sensitivity analysis for each reporting unit is performed along with the impairment test. The analysis indicated that a 10% reduction to earnings before interest and taxes to all future years would not have resulted in a goodwill impairment in any group.

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

The following table summarizes the impact that a change in these assumptions would have on the Company’s operating income:

	Assumption Change:
	25 Basis	25 Basis
	Point Increase	Point Decrease

Discount rate	0.5	(0.5)
Return on assets	0.3	(0.3)
Employee compensation levels	(0.1)	0.1

The weighted-average discount rate used to measure pension liabilities and costs is set by reference to published high-quality bond indices. However, these indices give only an indication of the appropriate discount rate because the cash flows of the bonds comprising the indices do not match the projected benefit payment stream of the plan precisely. For this reason, we also consider the individual characteristics of the plan, such as projected cash flow patterns and payment durations, when setting the discount rate. The weighted-average discount rate used to measure U.S. pension liabilities increased from 6.0% in 2007 to 6.8% in 2008. See Note 6 to the Consolidated Financial Statements for further discussion.

Stock-Based Compensation Expense

The Company accounts for stock-based compensation in accordance with SFAS No. 123(R). SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options and restricted stock, to be recognized in the financial statements based on their respective grant date fair values. We use the Black-Scholes option pricing model to estimate the fair value of the stock option awards. The Black-Scholes model requires the use of highly subjective and complex assumptions, including the Company’s stock price, expected volatility, expected term, risk-free interest rate and expected dividend yield. For expected volatility, we base the assumption on the historical volatility of the Company’s common stock. The expected term of the awards is based on historical data regarding employees’ option exercise behaviors. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of the awards. The dividend yield assumption is based on the Company’s history and expectation of dividend payouts. In addition to the requirement for fair value estimates, SFAS No. 123(R) also requires the recording of expense that is net of an anticipated forfeiture rate. Therefore, only expenses associated with awards that are ultimately expected to vest are included in our financial statements. Our forfeiture rate is determined based on our historical option cancellation experience.

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

The following table presents the principal cash flows and weighted average interest rates by year of maturity for the Company’s total debt obligations held at December 31, 2008 ($ in millions):

	Expected Maturity Date						Fair
	2009	2010	2011	2012	Thereafter	Total	Value

Fixed rate	$25.1	$25.1	$25.2	$68.0	$—	$143.4	$146.7
Average interest rate	5.7%	5.6%	5.5%	5.2%	—	5.5%	—
Variable rate	$—	$20.0	$—	$97.0	$10.0	$127.0	$127.0
Average interest rate	—	4.2%	—	4.0%	4.9%	4.1%	—

The following table presents notional amounts and weighted average interest rates by expected (contractual) maturity date for the Company’s interest rate swap contracts held at December 31, 2008 ($ in millions). Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on implied forward rates in the yield curve at the reporting date.

	Expected Maturity Date						Fair
	2009	2010	2011	2012	Thereafter	Total	Value

Pay fixed, receive variable	$15.0	$35.0	$10.0	$—	$—	$60.0	$(2.7)
Average pay rate	6.8%	5.8%	8.3%	—	—	—	—
Average receive rate	1.5%	1.6%	1.6%	—	—	—	—
Receive fixed, pay variable	$10.0	$10.0	$10.0	$20.0	$—	$50.0	$1.7
Average pay rate	5.3%	5.4%	5.4%	3.3%	—	—	—
Average receive rate	6.8%	6.8%	6.8%	5.2%	—	—	—

See Note 7 to the consolidated financial statements in this Form 10-K for a description of these agreements. A 100 basis point increase or decrease in variable interest rates in 2008 would have increased or decreased interest expense by $1.3 million, respectively.

Foreign Exchange Rate Risk

Although the majority of our sales, expenses and cash flows are transaction in U.S. dollars, we have exposure to changes in foreign currency exchange rates, primarily the Euro and British Pound. If average annual foreign exchange rates collectively weakened against the U.S. dollar by 10%, our pre-tax earnings in 2008 would have decreased by $3.0 million from foreign currency translation.

The Company has foreign currency exposures related to buying and selling in currencies other than the local currency in which it operates. The Company utilizes foreign currency options and forward contracts to manage these risks.

The following table summarizes the Company’s foreign currency derivative instruments as of December 31, 2008. All are expected to settle in 2009 ($ in millions):

	Expected
	Settlement Date
	2009
		Average
	Notional	Contract	Fair
	Amount	Rate	Value

Forward contracts:
Buy Euros, sell U.S. dollars	$11.6	1.5	$(0.5)
Buy U.S dollars, sell Euros	19.7		1.7
Buy Euros, sell CAD	11.9		(1.5)
Other currencies	5.4		(1.0)

Total forward contracts	48.6		(1.3)
Options:
Buy U.S. dollars, sell Euros	10.6	1.5	1.6

Total foreign currency derivatives	$59.2		$0.3

See Note 7 to the Consolidated Financial Statements in this Form 10-K for a description of these agreements.

Forward exchange contracts are recorded as a natural hedge when the hedged item is a recorded asset or liability that is revalued each accounting period, in accordance with SFAS No. 52, “Foreign Currency Translation”. For derivatives designated as natural hedges, changes in fair values are reported in the “Other income (expense)” line of the Consolidated Statements of Operations.

Other Matters

The Company has a business conduct policy applicable to all employees and regularly monitors compliance with that policy. The Company has determined that it had no significant related party transactions in each of the three years in the period ended December 31, 2008.

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

We have audited the accompanying consolidated balance sheets of Federal Signal Corporation as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Federal Signal Corporation at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in accordance with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 5 to the consolidated financial statements, on January 1, 2007, Federal Signal Corporation changed its method of accounting for uncertain tax positions to conform with Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” Additionally, as discussed in Note 1 to the consolidated financial statements, on December 31, 2006, Federal Signal Corporation changed its method of accounting for defined benefit pension and other postretirement benefit plans to conform with SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R).”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Federal Signal Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2009, expressed an unqualified opinion thereon.

Ernst & Young LLP

Chicago, IL
February 27, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
of Federal Signal Corporation

We have audited Federal Signal Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Federal Signal Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Federal Signal Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Federal Signal Corporation as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 of Federal Signal Corporation and our report dated February 27, 2009 expressed an unqualified opinion thereon.

Ernst & Young LLP

Chicago, IL
February 27, 2009

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	($ in millions)

ASSETS
Current assets
Cash and cash equivalents	$23.4	$12.5
Short-term investments	10.0	—
Accounts receivable, net of allowances for doubtful accounts of $2.0 million and $3.8 million, respectively	153.2	147.8
Inventories — Note 2	137.1	121.8
Other current assets	21.6	28.6

Total current assets	345.3	310.7
Properties and equipment — Note 3	65.4	59.5
Other assets
Goodwill — Note 11	328.1	344.7
Intangible assets, net — Note 11	47.8	65.2
Deferred tax assets — Note 5	30.3	1.8
Deferred charges and other assets	4.4	5.4

Total assets of continuing operations	821.3	787.3
Assets of discontinued operations, net — Note 12	12.7	382.3

Total assets	$834.0	$1,169.6

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings — Note 4	$12.6	$2.6
Current portion of long-term borrowings — Note 4	25.1	45.4
Accounts payable	56.4	66.2
Accrued liabilities
Compensation and withholding taxes	25.1	26.8
Customer deposits	17.4	17.7
Other	49.8	56.6

Total current liabilities	186.4	215.3
Long-term borrowings — Note 4	241.2	240.7
Long-term pension liabilities	58.0	12.6
Deferred gain — Note 3	26.2	—
Other long-term liabilities	13.3	19.7
Deferred income taxes — Note 5	—	25.2

Total liabilities of continuing operations	525.1	513.5
Liabilities of discontinued operations — Note 12	24.4	210.8

Total liabilities	549.5	724.3
Shareholders’ equity — Notes 8 and 9
Common stock, $1 par value per share, 90.0 million shares authorized, 49.3 million and 49.4 million shares issued, respectively	49.3	49.4
Capital in excess of par value	106.4	103.2
Retained earnings	226.4	333.8
Treasury stock, 1.9 million and 1.5 million shares, respectively, at cost	(36.1)	(30.1)
Accumulated other comprehensive (loss) income
Foreign currency translation, net	(4.1)	15.9
Net derivative loss, cash flow hedges, net	(0.9)	(2.0)
Unrecognized pension and postretirement losses, net	(56.5)	(24.9)

Total	(61.5)	(11.0)

Total shareholders’ equity	284.5	445.3

Total liabilities and shareholders’ equity	$834.0	$1,169.6

See notes to consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2008	2007	2006
	($ in millions, except per share data)

Net sales	$958.8	$934.3	$792.7
Costs and expenses
Cost of sales	706.9	685.9	576.5
Selling, engineering, general and administrative	193.7	173.2	157.1
Restructuring charges — Note 13	2.7	—	—

Operating income	55.5	75.2	59.1
Interest expense	15.3	18.5	17.0
Loss on investment in joint venture	13.0	3.3	1.9
Other expense (income)	0.9	(0.2)	0.2

Income before income taxes	26.3	53.6	40.0
Income tax benefit (provision) — Note 5	5.0	(13.9)	(8.8)

Income from continuing operations	31.3	39.7	31.2
Discontinued operations — Note 12:
(Loss) gain from discontinued operations and disposal, net of tax benefit of $18.0 million, $4.0 million and $2.5 million, respectively	(126.9)	15.2	(8.5)

Net (loss) income	$(95.6)	$54.9	$22.7

Basic and diluted earnings (loss) per share Earnings from continuing operations	$0.66	$0.83	$0.65
(Loss) gain from discontinued operations and disposal, net of taxes	(2.67)	0.32	(0.18)

Net (loss) earnings per share	$(2.01)	$1.15	$0.47

See notes to consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common	Capital in				Accumulated
	Stock	Excess of			Deferred	Other
	Par	Par	Retained	Treasury	Stock	Comprehensive
	Value	Value	Earnings	Stock	Awards	Loss	Total
	($ in millions)

Balance at December 31, 2005	48.8	98.2	278.9	(18.1)	(4.8)	(26.7)	376.3
Comprehensive income:
Net income			22.7				22.7
Foreign currency translation						10.0	10.0
Unrealized losses on derivatives, net of $1.3 million tax benefit						(2.2)	(2.2)
Minimum pension liability, net of $2.3 million tax expense						4.0	4.0

Comprehensive income							34.5
Adjustments to adopt SFAS 158, net of $4.8 million tax benefit						(8.2)	(8.2)
Cash dividends declared			(11.5)				(11.5)
Reclassification of deferred stock awards		(4.8)			4.8		—
Share based payments:
Exercise of stock options		0.5					0.5
Excess tax benefits on share based payments		0.3					0.3
Awards and options	0.3	5.5					5.8
Treasury stock purchases				(12.1)			(12.1)
Other		0.1	0.6	0.1			0.8

Balance at December 31, 2006	$49.1	$99.8	$290.7	$(30.1)	$—	$(23.1)	$386.4
Comprehensive income:
Net income			54.9				54.9
Foreign currency translation						11.7	11.7
Unrealized losses on derivatives, net of $1.2 million tax benefit						(2.0)	(2.0)
Amortization of pension and postretirement losses, net of $1.8 million tax expense						1.9	1.9

Comprehensive income							66.5
Adjustments to adopt FIN 48			(0.7)				(0.7)
Adjustments to adopt SFAS 158, net of $0.0 million tax expense			0.4			0.5	0.9
Cash dividends declared			(11.5)				(11.5)
Share based payments:
Stock awards and options	0.3	3.2					3.5
Excess tax benefits on share based payments		0.2					0.2

Balance at December 31, 2007	$49.4	$103.2	$333.8	$(30.1)	$—	$(11.0)	$445.3
Comprehensive loss:
Net loss			(95.6)				(95.6)
Foreign currency translation						(20.0)	(20.0)
Unrealized gains on derivatives, net of $0.7 million tax expense						1.1	1.1
Change in unrecognized losses related to pension benefit plans, net of $16.3 million tax benefit						(31.6)	(31.6)

Comprehensive loss							(146.1)
Adjustment to adopt EITF 06 — 04			(0.3)				(0.3)
Cash dividends declared			(11.5)				(11.5)
Share based payments:
Non-vested stock and options		2.9					2.9
Stock awards		0.6					0.6
Common stock cancelled	(0.1)	(0.3)					(0.4)
Treasury stock purchases				(6.0)			(6.0)

Balance at December 31, 2008	$49.3	$106.4	$226.4	$(36.1)	$—	$(61.5)	$284.5

See notes to consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2008	2007	2006
	($ in millions)

Operating activities
Net (loss) income	$(95.6)	$54.9	$22.7
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss (gain) on discontinued operations and disposal	126.9	(15.2)	8.5
Loss on joint venture	13.0	3.3	1.9
Depreciation and amortization	15.5	14.1	9.5
Stock option and award compensation expense	2.9	3.5	5.8
Provision for doubtful accounts	7.2	0.7	0.8
Deferred income taxes	(14.6)	5.4	(2.0)
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions of companies
Accounts receivable	(16.2)	3.5	(29.9)
Inventories	(17.6)	(18.5)	(20.6)
Other current assets	1.8	(0.6)	(1.6)
Accounts payable	(8.1)	(2.5)	12.2
Customer deposits	—	3.6	1.7
Accrued liabilities	(2.7)	0.4	1.4
Income taxes	(8.0)	(2.6)	(1.3)
Pension contributions	(11.5)	(6.7)	(11.3)
Other	4.5	(1.0)	(0.4)

Net cash (used for) provided by continuing operating activities	(2.5)	42.3	(2.6)
Net cash provided by discontinued operating activities	126.2	23.1	32.3

Net cash provided by operating activities	123.7	65.4	29.7
Investing activities
Purchases of properties and equipment	(28.5)	(20.1)	(12.2)
Proceeds from sales of properties and equipment	38.0	0.6	0.2
Investment in joint venture	—	—	(1.9)
Payments for acquisitions, net of cash acquired	—	(147.5)	—
Other, net	(10.1)	(1.7)	—

Net cash used for continuing investing activities	(0.6)	(168.7)	(13.9)
Net cash provided by (used for) discontinued investing activities	55.2	62.1	(5.4)

Net cash provided by (used for) investing activities	54.6	(106.6)	(19.3)
Financing activities
Increase (reduction) in short-term borrowings, net	0.6	(28.3)	23.7
Proceeds from issuance of long-term borrowings	148.8	230.1	23.6
Repayment of long-term borrowings	(169.5)	(142.2)	(98.0)
Purchases of treasury stock	(6.0)	—	(12.1)
Cash dividends paid to shareholders	(11.5)	(11.5)	(11.5)
Other, net	0.2	0.4	1.1

Net cash (used for) provided by continuing financing activities	(37.4)	48.5	(73.2)
Net cash used for discontinued financing activities	(129.3)	(11.7)	(9.8)

Net cash (used for) provided by financing activities	(166.7)	36.8	(83.0)

Effects of foreign exchange rate changes on cash	(0.7)	1.1	2.2
Increase (decrease) in cash and cash equivalents	10.9	(3.3)	(70.4)
Cash and cash equivalents at beginning of year	12.5	15.8	86.2

Cash and cash equivalents at end of year	$23.4	$12.5	$15.8

See notes to consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation:  The accompanying consolidated financial statements include the accounts of Federal Signal Corporation and all of its significant subsidiaries (the “Company”) and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All significant intercompany balances and transactions have been eliminated in consolidation. These consolidated financial statements include estimates and assumptions by management that effect the amounts reported in the consolidated financial statements. Actual results could differ from these estimates. The operating results of businesses divested during 2008, 2007 and 2006 have been excluded since the date of sale, and have been reported prior to sale as discontinued operations (See Note 12 ). Certain prior year amounts have been reclassified to conform to the current presentation.

Foreign Operations:  Assets and liabilities of foreign subsidiaries, other than those whose functional currency is the U.S. dollar, are translated at current exchange rates with the related translation adjustments reported in stockholders’ equity as a component of accumulated other comprehensive income (loss). Income statement accounts are translated at the average exchange rate during the period. Where the U.S. dollar is considered the functional currency, monetary assets and liabilities are translated at current exchange rates with the related adjustment included in net income. Non-monetary assets and liabilities are translated at historical exchange rates. The Company incurs foreign currency transaction gains/losses relating to assets and liabilities that are denominated in a currency other than the functional currency. For 2008, 2007 and 2006, the Company incurred foreign currency transaction losses, included in other expenses in the Statement of Operations, of $0.5 million, $0.4 million and $0.6 million, respectively.

Cash equivalents:  The Company considers all highly liquid investments with a maturity of three-months or less, when purchased, to be cash equivalents.

Short-term investments:  Short term investments are stated at cost since they represent highly liquid certificates of deposit that mature June 11, 2009.

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

Inventories:  The Company’s inventories are stated at the lower of cost or market. At December 31, 2008 and 2007, approximately 78% of the Company’s inventories were costed using the FIFO method. The remaining portion of the Company’s inventories is costed using the LIFO (last-in, first-out) method. Included in the cost of inventories are raw materials, direct wages and associated production costs.

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

Stock-based compensation plans:  The Company has various stock-based compensation plans, described more fully in Note 8.

The Company accounts for stock-based compensation in accordance with the provisions of SFAS 123(R). The fair value stock options are determined using a Black-Scholes option pricing model.

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

In February 2007, the FASB issued FAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment to FASB Statement No. 115,” which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The Company adopted this statement as of January 1, 2008 and has elected not to apply the fair value option to any of its financial instruments at this time.

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

Earnings (loss) per share:  Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average common shares outstanding, which totaled 47.7 million, 47.9 million and 48.0 million for 2008, 2007 and 2006, respectively. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average common shares outstanding plus additional common shares that would have been outstanding assuming the exercise of stock options that are dilutive. The Company uses the treasury stock method to calculate dilutive shares. The weighted average number of shares outstanding for diluted earnings (loss) per share were 47.7 million, 47.9 million and 48.0 million for 2008, 2007 and 2006, respectively. In 2008, 2007 and 2006, options to purchase 2.5 million, 2.4 million and 2.6 million shares of common stock, respectively, were excluded from the calculation of the number of shares outstanding as their effects were anti-dilutive. For the year ended December 31, 2008, 28,503 performance share units were also excluded from the calculation of the number of shares outstanding for diluted earnings per share because their effects were anti-dilutive.

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

Net sales:  Net sales are net of returns and allowances. Returns and allowances are calculated and recorded as a percentage of revenue based upon historical returns. Gross sales includes sale of products and billed freight related to product sales. Freight has not historically comprised a material component of gross sales.

Product shipping costs:  Product shipping costs are expensed as incurred and are included in cost of sales.

Postretirement benefits:  In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132R (“SFAS 158”). Under SFAS 158, the funded status of each pension and other postretirement benefit plan at the year-end measurement date is required to be reported as an asset (for overfunded plans) or a liability (for underfunded plans), replacing the accrued or prepaid asset currently recorded and reversing any amounts previously recorded with respect to any additional minimum liability.

The Company adopted the recognition provisions of SFAS 158 effective December 31,2006. As a result of adopting the recognition provisions, the Company recognized an increase in accumulated other comprehensive loss of $8.2 million, net of a $4.8 million tax benefit.

The Company also adopted the measurement date provisions of SFAS 158 as of December 31, 2007. Previously, the Company’s non-US defined benefit plan had a September 30 measurement date. The effect of this adoption increased pension assets and retained earnings by $0.4 million.

Investments:  In 2005, the Company entered into an agreement with the Shanghai Environmental Sanitary Vehicle and Equipment Factory (SHW) and United Motor Works (UMW) to form a joint venture (“China Joint Venture”) to manufacture specialty vehicles in the Peoples Republic of China. The investment in the joint venture is accounted for under the equity method in accordance with APB No. 18. The Company’s 50% interest in the venture does not represent a controlling interest. In February 2009, the Company decided to terminate funding to this venture as a review of the market and forecasts of the joint venture’s cash flows indicated its bank debt was unlikely to be repaid and that its assets were impaired. A charge of $10.4 million was taken in 2008 and reported in the Statements of Operations as loss on investment in joint venture to write-down completely the Company’s investment and to reflect the Company’s $9.4 million obligation to guaranty the debt of the joint venture and $1.0 million obligation to guaranty the investment of UMW. The debt guaranty is included in Short-term Borrowings and the investment guaranty is included in Accrued liabilities — Other in the Consolidated Balance Sheet at December 31, 2008. The Company’s share of operating losses was $2.6 million, $3.3 million and $1.9 million in each of the three years ended December 31, 2008, 2007, and 2006, respectively.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data) — (Continued)

NOTE 2 — INVENTORIES

Inventories at December 31 are summarized as follows:

	2008	2007

Raw materials	$67.0	$62.3
Work in process	34.1	26.4
Finished goods	36.0	33.1

Total inventories	$137.1	$121.8

If the Company had used the first-in, first-out cost method exclusively, which approximates replacement cost, inventories would have aggregated $141.5 million and $125.2 million at December 31, 2008 and 2007, respectively.

NOTE 3 — PROPERTIES AND EQUIPMENT

Properties and equipment at December 31 are summarized as follows:

	2008	2007

Land	$1.4	$3.6
Buildings and improvements	20.7	31.9
Machinery and equipment	141.3	126.4
Accumulated depreciation	(98.0)	(102.4)

Total properties and equipment	$65.4	$59.5

In July 2008, the Company entered into sale-leaseback transactions for its Elgin and University Park, Illinois plant locations. Net proceeds received were $35.8 million resulting in a deferred gain of $29.0 million. The deferred gain will be amortized over the 15-year life of the respective leases.

The Company leases certain facilities and equipment under operating leases, some of which contain options to renew. Total rental expense on all operating leases was $9.5 million in 2008, $8.0 million in 2007 and $6.1 million in 2006. Sublease income and contingent rentals relating to operating leases were insignificant. At December 31, 2008, minimum future rental commitments under operating leases having noncancelable lease terms in excess of one year aggregated $74.9 million payable as follows: $9.9 million in 2009, $7.5 million in 2010, $6.5 million in 2011, $5.6 million in 2012, $4.6 million in 2013 and $40.8 million thereafter.

NOTE 4 — DEBT

Short-term borrowings at December 31 consisted of the following:

	2008	2007

Capital lease obligations	$—	$1.8
China Joint Venture debt guarantee	9.4	—
Other foreign lines of credit	3.2	0.8

Total short-term borrowings	$12.6	$2.6

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data) — (Continued)

Long-Term Borrowings at December 31 consisted of the following:

	2008	2007

6.79% Unsecured Private Placement note with annual installments of $10.0 million due 2008-2011	$30.0	$40.0
6.37% Unsecured Private Placement note with annual installments of $10.0 million due 2005-2008	—	10.0
6.60% Unsecured Private Placement note with annual installments of $7.1 million due 2008-2011	21.4	28.6
4.93% Unsecured Private Placement note with annual installments of $8.0 million due 2008-2012	32.0	40.0
5.24% Unsecured Private Placement note due 2012	60.0	60.0
Unsecured Private Placement note, floating rate (4.83% and 5.87% at December 31, 2008 and 2007, respectively) due 2010-2013	30.0	50.0
Amended Loan Agreement (described below)	—	96.6
Alternative Currency Facility (within Revolving Credit Facility)	10.1	32.6
Revolving Credit Facility	86.9	66.0

	270.4	423.8
Fair value of interest rate swaps	1.1	(1.0)
Unamortized balance of terminated fair value interest rate swaps	0.6	0.7

	272.1	423.5
Less current maturities, excluding financial services activities	(25.1)	(45.4)
Less financial services activities — borrowings (included in discontinued operations)	(5.8)	(137.4)

Total long-term borrowings, net	$241.2	$240.7

The Company has a $250.0 million line that expires April 25, 2012 under its Revolving Credit Facility. Borrowings under the facility bear interest, at the Company’s option, at the Base Rate or LIBOR, plus an applicable margin. The applicable margin ranges from 0.00% to 0.75% for Base Rate borrowings and 1.00% to 2.00% for LIBOR borrowings depending on the Company’s total indebtedness to capital ratio. At December 31, 2008, the Company’s applicable margin over LIBOR and Base Rate borrowings was 1.50% and 0.25%, respectively.

On September 6, 2007 Federal Signal of Europe B.V. y CIA , SC, a restricted subsidiary of the Company, entered into a Supplemental Agreement to the Company’s Second Amended and Restated Credit Agreement (“Alternative Currency Facility”) whereby Federal Signal of Europe B.V. y CIA , SC, became a Designated Alternative Currency Borrower for the purpose of making swing loans denominated in Euros.

In March 2008, the Company requested and was granted an amendment (the “Second Credit Amendment”) to the Revolving Credit Facility. Affected items in the Second Credit Amendment included the definitions of Consolidated Net Worth and EBIT, reducing the Total Indebtedness to Capital ratio maximum to .50, reducing the minimum Interest Coverage Ratio requirement which ranged from 2:1 to 2.75:1 for the four quarters ending in 2008, reducing the required minimum percentage of consolidated assets directly owned by the Credit Agreement’s borrower and guarantors to 50%. The amendment allowed for the unencumbered sale of the E-One business.

As of December 31, 2008, €7.2 million (or $10.1 million), was drawn on the Alternative Currency Facility and $86.9 million was drawn on the Second Amended Credit Agreement for a total of $97.0 million drawn under the Second Amended Credit Agreement leaving available borrowings of $153.0 million.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data) — (Continued)

Weighted average interest rates on short-term borrowings were 5.94% and 6.95% at December 31, 2008 and 2007, respectively.

On March 24, 2005, E-ONE, Inc. (“E-ONE”), formerly a wholly-owned subsidiary of the Company, entered into a loan agreement with Banc of America Leasing & Capital, LLC (the “Loan Agreement”) under a nonrecourse loan facility. E-One’s indebtedness and other obligations under the Loan Agreement were payable out of certain customer leases of emergency equipment and other collateral as described in the Loan Agreement. In December 2007, the Loan Agreement was amended to include customer leases of E-One Inc., E-One New York, Inc., Elgin Sweeper Company and Vactor Manufacturing, Inc. (“Amended Loan Agreement”). In August 2008, the outstanding debt of the Amended Loan Agreement was paid in full, prior to the sale of E-ONE.

Aggregate maturities of total borrowings amount to approximately $37.7 million in 2009, $45.2 million in 2010, $25.1 million in 2011, $165.0 million in 2012 and $10.0 million in 2013. The fair values of these borrowings aggregated $286.3 million and $430.1 million at December 31, 2008 and 2007, respectively. Included in 2009 maturities of $37.7 million are $9.4 million associated with the Company’s guaranty of the China Joint Venture debt, $3.2 million on other foreign lines of credit and $25.1 million private placement debt amortization.

For each of the above Private Placement notes, covenants include a maximum debt-to-capitalization ratio of 60% and minimum net worth of $275.0 million. At December 31, 2008, all of the Company’s retained earnings were free of any restrictions and the Company was in compliance with the financial covenants and agreements.

At December 31, 2008 and 2007, deferred financing fees, which are amortized over the remaining life of the debt, totaled $1.3 million and $1.5 million, respectively, and are included in other deferred charges and assets on the balance sheet.

The Company paid interest of $21.4 million in 2008, $26.2 million in 2007 and $24.4 million in 2006. See Note 7 regarding the Company’s utilization of derivative financial instruments relating to outstanding debt.

NOTE 5 — INCOME TAXES

The provision/(benefit) for income taxes for each of the three years in the period ended December 31, 2008 consisted of the following:

	2008	2007	2006

Current:
Federal	$3.3	$2.6	$6.1
Foreign	5.8	6.0	4.6
State and local	0.5	(0.1)	0.1

	9.6	8.5	10.8
Deferred:
Federal	(14.9)	4.9	(2.8)
Foreign	0.4	(0.1)	0.2
State and local	(0.1)	0.6	0.6

	(14.6)	5.4	(2.0)

Total income tax (benefit) provision	$(5.0)	$13.9	$8.8

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data) — (Continued)

Differences between the statutory federal income tax rate and the effective income tax rate for each of the three years in the period ended December 31, 2008 are summarized below:

	2008	2007	2006

Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	2.1	2.5	1.5
Losses on China Joint Venture and legal entity restructuring	(12.2)	—
Dividend repatriation	—	(2.8)	—
Capital loss utilization via sale/leaseback	(31.5)	—	—
Exports benefit	—	—	(2.6)
Tax reserves	0.4	1.5	(4.4)
R&D tax credits	(2.2)	(1.0)	(1.1)
Foreign tax rate effects	(9.8)	(4.3)	(3.9)
Foreign financing strategies	—	(1.2)	(0.9)
Capital loss — Canadian legal entity restructuring	—	(2.7)	—
Other, net	(0.8)	(1.1)	(1.5)

Effective income tax rate	(19.0)%	25.9%	22.1%

The Company’s 2008 effective tax rate of (19.0)% reflects a benefit of $8.2 million for the utilization of capital loss carryforwards resulting from the sale-leaseback transaction for two U.S. based manufacturing facilities and a benefit of $3.1 million for losses in the China Joint Venture previously not recognized.

Deferred income tax assets and liabilities at December 31 are summarized as follows:

	2008	2007

Deferred tax assets:
Accrued expenses	$19.5	$12.8
Net operating loss, capital loss, alternative minimum tax, research and development, and foreign tax credit carryforwards	61.8	40.8
Tax effect of items in other comprehensive income	31.2	6.4
Other	3.0	0.1

Gross deferred tax assets	115.5	60.1
Valuation allowance	(33.9)	(15.9)

Total deferred tax assets	81.6	44.2
Deferred tax liabilities:
Depreciation and amortization	(38.0)	(51.8)
Revenue recognition	(0.6)	(0.8)
Pension liabilities	(9.9)	(6.4)
Undistributed earnings of non-U.S. subsidiary	(1.0)	(0.7)

Gross deferred tax liabilities	(49.5)	(59.7)

Net deferred tax asset (liability)	$32.1	$(15.5)

Federal and state income taxes have not been provided on accumulated undistributed earnings of certain foreign subsidiaries aggregating approximately $79.6 million at December 31, 2008, as such earnings have been

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data) — (Continued)

reinvested in the business. The determination of the amount of the unrecognized deferred tax liability related to the undistributed earnings is not practicable.

The deferred tax asset for tax loss carryforwards includes Federal net operating loss carryforwards of $4.8 million, which begin to expire in 2029, state net operating loss carryforwards of $1.5 million, which will begin to expire in 2019; foreign net operating loss carryforwards of $2.7 million of which $1.4 million has an indefinite life; $29.8 million for capital loss carryforwards that will expire in 2012 and 2013. The deferred tax asset for tax credit carryforwards includes U.S. research tax credit carryforwards of $5.0 million, which will begin to expire in 2022, U.S. foreign tax credits of $14.2 million, which will begin to expire in 2015 and U.S. alternative minimum tax credit carryforwards of $3.8 million with no expiration.

Valuation allowances totaling $33.9 million have been established and include $1.4 million related to state net operating loss carryforwards and $2.7 million related to the foreign net operating loss carryforwards and $29.8 million related to capital loss carryforwards.

The net deferred tax asset at December 31 is classified in the balance sheet as follows:

	2008	2007

Current net deferred tax assets (included in Other current assets in the Consolidated Balance Sheets)	$1.8	$9.8
Long-term net deferred tax asset (liability)	30.3	(25.3)

	$32.1	$(15.5)

As of December 31, 2008, the Company is in a net U.S. deferred tax asset position of $42.3 million. Additionally, the Company has incurred cumulative domestic losses for the last three years. Under the provisions of FAS 109, the Company may be required to establish a valuation allowance for its U.S. deferred tax assets. However, FAS 109 provides that a valuation allowance may not be needed if the Company can demonstrate a strong earnings history exclusive of the losses that created the deferred tax assets coupled with evidence indicating that loss is due to an unusual, infrequent, or extraordinary item and not a continuing condition. The Company considers that the cumulative three year domestic loss was primarily due to losses recorded on discontinued operations and disposal during the three year period and accordingly, no valuation allowance has been established for the net U.S. deferred tax asset position as of December 31, 2008.

The Company paid income taxes of $6.1 million in 2008, $7.0 million in 2007 and $6.9 million in 2006.

Income from continuing operations before taxes for each of the three years in the period ended December 31, 2008 consisted of the following:

	2008	2007	2006

United States	$1.4	$31.4	$23.0
Non-U.S	24.9	22.2	17.1

	$26.3	$53.6	$40.1

On January 1, 2007, the Company adopted the provisions of FIN 48. As a result, an increase of $0.7 million in the liability for unrecognized tax benefits and a $0.7 million reduction in retained earnings were recorded in 2007.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data) — (Continued)

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

Balance at January 1, 2007	$6.2
Increases related to current year tax positions	1.8
Increases from prior period positions	0.6
Decreases due to lapse of statute of limitations	(0.2)
Decreases from prior periods	(0.1)

Balance at December 31, 2007	$8.3
Increases related to current year tax positions	0.8
Decreases due to settlements with tax authorities	(0.9)
Decreases due to lapse of statute of limitations	(0.7)
Decreases from prior periods	(2.5)

Balance at December 31, 2008	$5.0

Included in the unrecognized tax benefits of $5.0 million at December 31, 2008 was $4.4 million of tax benefits that if recognized, would impact our annual effective tax rate. The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. Interest and penalties amounting to $0.8 million and $0.1 million, respectively, are included in the consolidated balance sheet but are not included in the table above. We expect our unrecognized tax benefits to decrease by $0.4 million over the next 12 months.

We file U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2005 through 2008 tax years generally remain subject to examination by federal and most state tax authorities. In significant foreign jurisdictions, the 2003 through 2008 tax years generally remain subject to examination by their respective tax authorities.

NOTE 6 — POSTRETIREMENT BENEFITS

The Company and its subsidiaries sponsor a number of defined benefit retirement plans covering certain of its salaried and hourly employees. Benefits under these plans are primarily based on final average compensation and years of service as defined within the provisions of the individual plans. The Company also participates in a retirement plan that provides defined benefits to employees under certain collective bargaining agreements.

The Company uses a December 31 measurement date for its U.S. and non-U.S. benefit plans in accordance with SFAS 158.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data) — (Continued)

The components of net periodic pension expense for each of the three years in the period ended December 31, 2008 are summarized as follows:

	U.S. Benefit Plans			Non-U.S. Benefit Plan
	2008	2007	2006	2008	2007	2006

Company-sponsored plans
Service cost	$0.9	$1.8	$4.3	$0.2	$0.2	$0.2
Interest cost	8.7	8.8	8.6	3.3	3.1	2.7
Expected return on plan assets	(10.8)	(10.9)	(9.9)	(4.0)	(4.2)	(3.8)
Amortization of actuarial loss	0.6	1.6	1.4	0.5	0.6	0.6
Amortization of prior service cost	—	—	0.1	—	—	—
Curtailment charge	0.4	—	1.3	—	—	—
Settlement charge	5.9	—	—	—	—	—

	5.7	1.3	5.8	—	(0.3)	(0.3)
Multiemployer plans	0.2	0.2	0.3	—	—	—

Net periodic pension expense (income)	$5.9	$1.5	$6.1	$—	$(0.3)	$(0.3)

On April 21, 2008, the Company sold its Die and Mold Operations. The operations were included in discontinued operations for all periods presented through the sale date. As a result of an amendment related to this sale, the Company was required to recognize a curtailment adjustment of $0.4 million and subsequently, a settlement charge of $5.9 million under SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Plans and for Termination Benefits”. Pension expense relating to the Tool segment employees, excluding the previously mentioned charges, was $0.3 million, $1.3 million and $1.9 million for each of the three years ended December 31, 2008, 2007 and 2006, respectively.

The remeasurement of these defined benefit plans as a result of the sale of the Die and Mold Operations also included a change in the weighted average discount rate to determine pension costs from 6.45% used at January 1, 2008 to 6.6% at the May 1, 2008 remeasurement date, and to 6.8% at the July 1, 2008 remeasurement date.

On April 28, 2008, an amendment to the Company’s U.S. defined benefit plans for University Park, Illinois IBEW employees within the Safety and Security Systems Group was approved. The amendment froze service accruals for these employees as of December 31, 2008. On July 17, 2006, a similar amendment to the Company’s defined benefit plans for all U.S. employees, except for Tool segment employees and University Park, Illinois IBEW employees within the Safety and Security Systems Group was approved by the Company’s Board of Directors. The amendment froze service accruals for these employees as of December 31, 2006. The participants do, however, continue to accrue benefits resulting from future salary increases through 2016. As a result of the amendment, the Company was required to recognize a curtailment charge under SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Plans and for Termination Benefits” due to the recognition of prior service costs. The Company recognized a curtailment charge of $1.3 million measured at July 1, 2006, which was recorded during the quarter ended September 30, 2006 and is recognized in the table above, reflecting the unamortized portion of prior benefit changes.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data) — (Continued)

The following table summarizes the weighted-average assumptions used in determining pension costs in each of the three years in the period ended December 31, 2008:

	U.S. Benefit Plans			Non-U.S. Benefit Plan
	2008	2007	2006	2008	2007	2006

Discount rate	6.8%	6.0%	6.1%	5.9%	5.8%	5.2%
Rate of increase in compensation levels	3.5%	3.5%	3.5%	N/A *	N/A *	NA *
Expected long term rate of return on plan assets	8.5%	8.5%	8.5%	6.6%	6.9%	7.0%

*	Non-U.S. plan benefits are not adjusted for compensation level changes

The following summarizes the changes in the projected benefit obligation and plan assets, the funded status of the Company-sponsored plans and the major assumptions used to determine these amounts at December 31:

	U.S. Benefit Plans		Non-U.S. Benefit Plan
	2008	2007	2008	2007

Change in Benefit Obligation
Benefit obligation, beginning of year	$142.5	$143.2	$61.3	$59.0
Service cost	0.9	1.8	0.2	0.2
Interest cost	8.7	8.8	3.3	3.1
Actuarial (gain)/loss	(1.9)	(6.4)	(3.4)	2.1
Benefits paid	(21.2)	(4.9)	(3.0)	(3.9)
Curtailments	(2.0)	—	—	—
Settlements	2.7	—	—	—
Translation and other	—	—	(15.8)	0.8

Benefit obligation, end of year	$129.7	$142.5	$42.6	$61.3

Accumulated benefit obligation, end of year	$125.2	$129.8	$42.6	$61.3

The following table summarizes the weighted-average assumptions used in determining benefit obligations as of December 31, 2008 and 2007:

	U.S. Benefit Plans		Non-U.S. Benefit Plan
	2008	2007	2008	2007

Discount rate	6.5%	6.45%	5.9%	5.8%
Rate of increase in compensation levels	3.5%	3.5%	N/A	N/A

	U.S. Benefit Plans		Non-U.S. Benefit Plan
	2008	2007	2008	2007

Change in Plan Assets
Fair value of plan assets, beginning of year	$132.9	$125.0	$63.3	$58.7
Actual return on plan assets	(42.6)	7.8	(8.2)	5.7
Company contribution	10.0	5.0	1.6	1.7
Benefits and expenses paid	(21.2)	(4.9)	(2.9)	(3.9)
Translation and other	—	—	(14.9)	1.1

Fair value of plan assets, end of year	$79.1	$132.9	$38.9	$63.3

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data) — (Continued)

The amounts included in Translation and other in the preceding tables reflect the impact of the change in measurement date from September 30 to December 31 for the year ended December 31, 2007 as well as foreign exchange translation for the non-U.S. benefit plan.

The following table summarizes the Company’s asset allocations for its benefits plans as of December 31, 2008 and 2007 and the target allocation for 2009 by asset category:

	U.S. Benefit Plans			Non-U.S. Benefit Plan
		Percentage of			Percentage of
	Target	Plan Assets as of		Target	Plan Assets as of
	Percent	December 31		Percent	December 31,
	2009	2008	2007	2009	2008	2007

Equity securities	60-85%	72%	74%	50-70%	52%	60%
Fixed income securities	10-30%	14%	16%	30-50%	36%	30%
Alternative investments	0-15%	14%	10%	—	—	—
Cash	—	—	—	—	12%	10%

Total		100%	100%		100%	100%

The investment strategy for the U.S. benefit plans is to 1) maintain a diversified portfolio that can provide a weighted-average target return of 8.5% or more, 2) maintain liquidity to meet obligations and 3) prudently manage administrative and management costs. The plan invests in equity, alternative and fixed income instruments. The asset allocation is reviewed regularly and portfolio investments are rebalanced periodically when considered appropriate. The use of derivatives is allowed in limited circumstances. The plan held no derivatives during the years ended December 31, 2008 and 2007.

Plan assets for the non-U.S. benefit plan consist principally of a diversified portfolio of equity securities, U.K. government obligations and fixed interest securities.

As of December 31, 2008 and 2007, equity securities included 0.2 million shares of the Company’s common stock valued at $1.9 million and $2.7 million, respectively. Dividends paid on the Company’s common stock to the pension trusts aggregated $0.1 million in each of the years ended December 31, 2008 and 2007.

	U.S. Benefit Plans		Non-U.S. Benefit Plan
	2008	2007	2008	2007

Funded status, end of year
Fair value of plan assets	$79.1	$132.9	$38.9	$63.3
Benefit obligations	129.7	142.5	42.6	61.3

Funded status	$(50.6)	$(9.6)	$(3.7)	$2.0

Amounts recognized in the Balance Sheet consist of:

	U.S. Benefit Plans		Non-U.S. Benefit Plan
	2008	2007	2008	2007

Long term pension liabilities	$(50.6)	$(9.6)	$(3.7)	$	N/A
Other current assets	N/A	N/A	—		2.0
Accumulated other comprehensive loss, pre-tax	71.4	26.1	16.0		13.2

Net amount recognized	$20.8	$16.5	$12.3		$15.2

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data) — (Continued)

Amounts recognized in Accumulated Other Comprehensive Income consist of:

	U.S. Benefit Plans		Non-U.S. Benefit Plan
	2008	2007	2008	2007

Net actuarial loss	$71.4	$25.7	$16.0	$13.2
Prior service cost	—	0.4	—	—

Net amount recognized, pre-tax	$71.4	$26.1	$16.0	$13.2

The Company expects $3.1 million relating to amortization of the actuarial loss to be amortized from Accumulated Other Comprehensive Income into Net Periodic Benefit Cost in 2009.

The Company expects to contribute up to $10.0 million to the U.S. benefit plans in 2009 and up to $1.0 million to the non-U.S. plan. Future contributions to the plans will be based on such factors as annual service cost as well as return on plan asset values, interest rate movements and benefit payments.

The following table presents the benefits expected to be paid under the Company’s defined benefit plans in each of the next five years, and in aggregate for the five years thereafter:

	U.S. Benefit	Non-U.S.
	Plans	Benefit Plan

2009	$6.1	$2.1
2010	6.6	2.2
2011	7.0	2.3
2012	7.3	2.4
2013	7.9	2.5
2014-2018	46.2	13.9

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

The cost of these plans during each of the three years in the period ended December 31, 2008, was $8.2 million in 2008, $9.9 million in 2007 and $5.6 million in 2006.

Prior to September 30, 2003, the Company also provided medical benefits to certain eligible retired employees. These benefits were funded when the claims were incurred. Participants generally became eligible for these benefits at age 60 after completing at least fifteen years of service. The plan provided for the payment of specified percentages of medical expenses reduced by any deductible and payments made by other primary group coverage and government programs. Effective September 30, 2003, the Company amended the retiree medical plan and effectively canceled coverage for all eligible active employees except for retirees and a limited group that qualified under a formula based on age and years of service. Accumulated postretirement benefit liabilities of $1.7 million and $2.3 million at December 31, 2008 and 2007, respectively, were fully accrued. The net periodic postretirement benefit costs have not been significant during the three-year period ended December 31, 2008.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data) — (Continued)

NOTE 7 — DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Derivative financial instruments are reported on the balance sheet at their respective fair values. Changes in fair value are recognized either in earnings or equity, depending on the nature of the underlying exposure being hedged and how effective a derivative is at offsetting price movements in the underlying exposure. The Company’s derivative positions existing at December 31, 2008 qualified for hedge accounting under SFAS No. 133, except as described below.

To manage interest costs, the Company utilizes interest rate swaps in combination with its funded debt. Interest rate swaps executed in conjunction with long-term private placements effectively convert fixed rate debt to variable rate debt. At December 31, 2008, the Company’s receive fixed, pay variable swap agreements with a financial institution terminates in 2012. These agreements are designated as fair value hedges. In the second quarter of 2005, the Company de-designated a fair value hedge. The derivative does not qualify for hedge accounting under SFAS No. 133 and is marked-to-market with the offsetting adjustment recorded to income.

At December 31, 2008, the Company was also party to interest rate swap agreements with financial institutions in which the Company pays interest at a fixed rate and receives interest at variable LIBOR rates. These derivative instruments terminate in 2010. These interest rate swap agreements are designated as cash flow hedges. In the second quarter of 2005, the Company entered into an interest rate swap which was not designated as a hedge and is marked-to-market with the offsetting adjustment recorded to income.

The fair values of interest rate swaps are based on quotes from financial institutions. The following table summarizes the Company’s interest rate swaps at December 31, 2008 and 2007:

	Fair Value Swaps		Cash Flow Swaps
	2008	2007	2008	2007

Notional amount	$50.0	$138.7	$60.0	$135.0
Fair value	1.7	(1.3)	(2.7)	(0.9)
Average pay rate	4.9%	7.7%	6.5%	6.0%
Average receive rate	6.2%	6.8%	3.6%	6.1%

In 2008 and 2007, the Company cancelled various interest rate swaps associated with its debt portfolio in response to movements in the interest rate market. These transactions resulted in net cash payments of $0.0 million and $0.3 million in 2008 and 2007, respectively. The associated losses on the interest rate swaps are being amortized to interest expense over the life of the underlying debt. As of December 31, 2008 and 2007, the Company had unamortized gains of $0.6 million and $0.8 million, respectively.

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

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data) — (Continued)

The following table summarizes the Company’s foreign exchange contracts at December 31, 2008 and 2007:

	2008		2007
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value

Foreign exchange forwards	$48.6	$(1.3)	$55.9	$(3.2)
Options	10.6	1.6	10.3	—

Total	$59.2	$0.3	$66.2	$(3.2)

The Company expects $1.2 million of pre-tax net losses on cash flow hedges that are reported in accumulated other comprehensive income as of December 31, 2008 to be reclassified into earnings in 2009 as the respective hedged transactions affect earnings.

For assets and liabilities measured at fair value on a recurring basis during the period under the provisions of FAS 157, the Company uses an income approach to value the assets and liabilities for outstanding derivative contracts which include interest rate swap and foreign currency forward contracts. This income approach consists of a discounted cash flow model that takes into account the present value of future cash flows under the terms of the contracts using current market information as of the reporting date such as prevailing interest rates and foreign currency spot and forward rates. As noted in Note 2, the Company adopted the provisions of FAS 157 with respect to its financial assets and liabilities that are measured at fair value within the consolidated financial statements. The Company has deferred the application of the provisions of this statement to its non-financial assets and liabilities in accordance with FSP 157-b. The following table provides a summary of the fair values of assets and liabilities under FAS 157:

		Fair Value Measurements at December 31, 2008
		Quoted Prices in Active	Significant Other	Significant
		Markets for Identical	Observable Inputs	Unobservable Inputs
	Total	Assets (Level 1)	(Level 2)	(Level 3)

Assets
Derivatives	$4.4	$—	$4.4	$—
Short-term investments	10.0		10.0

Fair Value Measurements at December 31, 2008
		Quoted Prices in Active	Significant Other	Significant
		Markets for Identical	Observable Inputs	Unobservable Inputs
	Total	Assets (Level 1)	(Level 2)	(Level 3)

Liabilities
Derivatives	$(5.1)	$—	$(5.1)	$—

NOTE 8 — STOCK-BASED COMPENSATION

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

The weighted average fair value of options granted during 2008, 2007 and 2006 was $3.60, $5.68, and $6.21, respectively. The fair value of each option grant was estimated using the Black-Scholes option pricing model with the following assumptions:

	2008	2007	2006

Dividend yield	1.7%	1.7%	1.3%
Expected volatility	33%	31%	30%
Risk free interest rate	3.2%	4.4%	4.6%
Weighted average expected option life in years	6.4	7	7

The expected life of options represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and the Company’s historical exercise patterns. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant for periods corresponding with the expected life of the options. Expected volatility is based on historical volatilities of the Company’s common stock. Dividend yields are based on historical dividend payments.

Stock option activity for the three years ended December 31, 2008 was as follows:

	Option Shares			Weighted Average Exercise Price
	2008	2007	2006	2008	2007	2006
	(In millions)

Outstanding at beginning of year	2.4	2.6	2.7	$17.47	$18.15	$19.15
Granted	0.6	0.5	0.6	11.13	15.69	16.93
Cancelled or expired	(0.7)	(0.6)	(0.7)	16.00	19.67	21.26
Exercised	—	(0.1)	—	—	15.06	16.23

Outstanding at end of year	2.3	2.4	2.6	$16.20	$17.47	$18.15

Exercisable at end of year	1.6	1.5	1.7	$17.68	$18.28	$18.84

The following table summarizes information concerning stock options outstanding as of December 31, 2008 under all plans:

	Options Outstanding			Options Exercisable
			Weighted		Weighted
		Weighted	Average		Average
		Average	Exercise		Exercise
Range of Exercise Prices	Shares	Remaining Life	Price	Shares	Price
	(in millions)	(in years)		(in millions)

$ 7.61 - $11.00	0.4	9.2	$10.56	—	$—
11.01 - 15.00	0.2	7.5	13.86	0.1	13.26
15.01 - 17.00	1.0	4.2	16.15	0.8	16.12
17.01 - 21.00	0.5	2.2	19.31	0.5	19.33
21.01 - 26.13	0.2	1.4	22.63	0.2	22.63

	2.3	4.7	$16.20	1.6	$17.68

The exercise price of stock options outstanding and exercisable at December 31, 2008 exceeded the market value and therefore, the aggregate intrinsic value was near zero. The closing price on December 31, 2008 was $8.21.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data) — (Continued)

Restricted stock awards are granted to employees at no cost. Through 2004, these awards primarily vested at the rate of 25% annually commencing one year from the date of award, provided the recipient was still employed by the Company on the vesting date. Beginning in 2005, awards primarily cliff vest at the third anniversary from the date of award, provided the recipient is still employed by the Company on the vesting date. The cost of restricted stock awards, based on the fair market value at the date of grant, is being charged to expense over the respective vesting periods. The following table summarizes restricted stock grants for the twelve month period ended December 31, 2008:

	Number of	Weighted Average
(shares in millions)	Restricted Shares	Price per Share

Outstanding and non-vested at December 31, 2007	0.8	$16.28
Granted	0.4	10.95
Vested	(0.2)	15.23
Cancelled	(0.4)	15.55

Outstanding and non-vested at December 31, 2008	0.6	$13.86

The total compensation expense related to all share-based compensation plans was $2.9 million, $3.5 million, and $5.8 million for the years ended December 31, 2008, 2007 and 2006, respectively. Also, as of December 31, 2008, the total remaining unrecognized compensation cost related to awards of stock options amounted to $2.2 million, which will be amortized over the weighted-average period of approximately 1.5 years.

Beginning in 2008, the Company established a long term incentive plan for Executive Officers under which awards thereunder are classified as equity in accordance with SFAS 123R. The ultimate payment of the performance shares units will be based on the Company’s stock performance as compared to the stock performance of a peer group. Compensation expense for the stock performance portion of the plan is based on the fair value of the plan that is determined on the day the plan is established. The fair value is calculated using a Monte Carlo simulation model. The total compensation expense for these awards is being amortized over a three-year service period. Compensation expense relating to these awards included in the Consolidated Statement of Operations for 2008 was $0.1 million. As of December 31, 2008, the unrecognized compensation cost relating to these plans was $0.6 million, which will be amortized over the remaining requisite service period of 2 years.

NOTE 9 — SHAREHOLDERS’ EQUITY

The Company’s board of directors has the authority to issue 90.0 million shares of common stock at a par value of $1 per share. The holders of common stock (i) may receive dividends subject to all of the rights of the holders of preference stock, (ii) shall be entitled to share ratably upon any liquidation of the Company in the assets of the Company, if any, remaining after payment in full to the holders of preference stock and (iii) receive one vote for each common share held and shall vote together share for share with the holders of voting shares of preference stock as one class for the election of directors and for all other purposes. The Company has 49.3 million and 49.4 million common shares issued as of December 31, 2008 and 2007, respectively. Of those amounts 47.7 million and 47.9 million common shares were outstanding as of December 31, 2008 and 2007, respectively.

The Company’s board of directors is also authorized to provide for the issuance of 0.8 million shares of preference stock at a par value of $1 per share. The authority of the board of directors includes, but is not limited to, the determination of the dividend rate, voting rights, conversion and redemption features and liquidation preferences. The Company has not issued any preference stock as of December 31, 2008.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data) — (Continued)

NOTE 10 — ACQUISITIONS

On January 15, 2007, the Company acquired the net assets of Codespear LLC, a Birmingham, Michigan based, privately held developer of specialized software used in emergency management situations, for $16.6 million in cash plus an additional $0.8 million payment based on working capital and contingent consideration adjustments which were finalized in the third quarter of 2007. In addition, there are potential additional earnout payments for up to three years following the transaction, if specific performance targets are met. Any additional payments related to this contingency will be accounted for as additional goodwill, however, as of December 31, 2008, the performance targets have not been met and no additional payments are due. As a result of the acquisition, the Company recorded the addition of $12.2 million of goodwill in 2007, which was deductible for tax purposes, and $5.2 million of acquired developed software. The results since the date of acquisition are included in the Safety and Security Systems segment.

On July 25, 2007, the Company acquired the net assets of Riverchase Technologies, a software development firm that specializes in serving the municipal safety market and includes a suite of products for small to medium size municipalities that includes CAD, RMS, mobile data, mobile video and mobile handheld solutions which enable emergency response agencies to manage and communicate remotely with their fleets. The purchase price was $6.7 million in cash plus an additional payment of $0.2 million for a working capital adjustment which was paid in the first quarter of 2008, as well as potential earnout payments for up to two years following the transaction, if specific performance targets are met. As of December 31, 2008, these performance targets have not been met and no additional payments are due. As a result of the acquisition, the Company recorded the addition of $2.9 million of goodwill in 2007, which was deductible for tax purposes, $3.6 million of acquired developed software and $0.2 million of net assets. The results since the date of acquisition are included in the Safety and Security Systems segment.

On August 6, 2007, the Company acquired 100% of the voting interests in PIPS Technology Limited, a private company limited by shares incorporated in England and Wales, (the UK Company), and PIPS Technology, Inc., a Tennessee corporation (the U.S. Company), together referred to as the PIPS Technology companies (“PIPS Technologies”). PIPS Technologies is a global leader in the design and manufacture of automated license plate recognition (“ALPR”) technology and optical character recognition software. ALPR solutions are used in control and surveillance applications in markets such as traffic and tolling, law enforcement, public safety and access control. ALPR-enabled cameras are used on emergency vehicles and mounted on stationary support structures at access entry and tolling points to capture license plate details for tolling, congestion zone charging and law enforcement purposes. The results since the date of acquisition are included in the Safety and Security Systems segment.

PIPS Technologies was acquired for approximately $123.4 million in cash plus acquisition related costs of approximately $3.0 million. The purchase price is subject to potential additional earnout payments through 2010, if specific performance targets are met. Additional payments related to this contingency, if any, will be accounted for as goodwill, however, as of December 31, 2008, the performance targets have not been met and no additional payments are due. The acquisition was funded through available cash balances and borrowings under the Company’s credit facility.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data) — (Continued)

The allocation of the purchase price is shown in the table below.

($ in million)

Goodwill	$75.5
Intangible assets:
Customer relationships	20.5
Technology	6.0
Trade name	26.1
Plant, property & equipment	0.8
Deferred tax asset	5.7
Deferred tax liability	(15.1)
Other assets acquired and liabilities assumed	6.9

Total acquisition cost	$126.4

The acquisition gave rise to goodwill of $75.5 million as the Company paid a premium over the fair value of the net tangible and identifiable intangible assets acquired in the PIPS Technologies acquisition, largely due to the growth prospects of the business, its strategic fit and revenue synergies. ALPR technology is experiencing tremendous demand throughout the world as governments and municipalities seek the dual purpose of providing security and increased revenues through such applications as tolling congestion. The acquisition adds a core building block of video analytics to the Company’s safety and security systems from which other operating businesses could build. The Safety and Security Systems Group was already integrating ALPR cameras from PIPS Technologies in its largest parking systems, and the camera technology and systems can be integrated into other core offerings.

Goodwill and trade name intangible assets have indefinite lives and therefore will not be subject to amortization, but will instead be subject to an annual impairment test. Approximately €29 million of the goodwill is deductible by a European subsidiary of the Company. Technology will be amortized over a 10-year life and customer relationships will be amortized over a 10-year life in the U.K and a 5-year life in the U.S.

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

	Year Ended December 31
	2007	2006
($ in millions)

Proforma net sales	$948.2	$819.1
Proforma income from continuing operations	39.4	32.9
Proforma net income	54.6	24.4
Proforma earnings per share from continuing operations — basic and diluted	$0.82	$0.68

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data) — (Continued)

NOTE 11 — GOODWILL AND OTHER INTANGIBLE ASSETS

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill and other intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests. Other intangible assets continue to be amortized over their useful lives.

Changes in the carrying amount of goodwill for the years ended December 31, 2008 and 2007, by operating segment, were as follows:

	Environmental	Fire	Safety
	Solutions	Rescue	Security	Total

December 31, 2006	$126.2	$32.4	$90.0	$248.6
Acquisitions	—	—	90.5	90.5
Translation	0.5	3.1	2.0	5.6

December 31, 2007	126.7	35.5	182.5	344.7
Adjustments	—	—	0.3	0.3
Translation	(0.2)	(2.5)	(14.2)	(16.9)

December 31, 2008	$126.5	$33.0	$168.6	$328.1

Under SFAS No. 142, the Company is required to test its goodwill annually for impairment; the Company performs this test in the fourth quarter. The Company performed this test in 2008 and determined that there was no impairment. The Company determined the fair value of each reporting unit by calculating the present value of expected future cash flows. See Note 10 for a discussion of goodwill additions as a result of acquisitions made in the year ended December 31, 2007.

OTHER INTANGIBLE ASSETS

In 2008, the carrying value of other intangible assets was impacted by changes in foreign currency exchange rates. In 2007, the Company acquired intangible assets through acquisition. See Note 10 for a discussion of intangible additions as a result of acquisitions made in the year ended December 31, 2007. Following are the carrying amount and accumulated amortization of these assets as of December 31:

		2008			2007
	Weighted-
	Average	Gross		Net	Gross		Net
	Useful Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(Years)	Value	Amortization	Value	Value	Amortization	Value

Definite lived (amortizable):
Developed software	6	$24.6	$(14.1)	$10.5	$24.2	$(10.9)	$13.3
Patents	5-10	0.6	(0.4)	0.2	0.6	(0.4)	0.2
Customer relationships	5-10	15.0	(2.3)	12.7	20.1	(0.9)	19.2
Technology	10	4.5	(0.6)	3.9	5.9	(0.3)	5.6
Other	3	1.8	(0.8)	1.0	1.8	(0.5)	1.3

		46.5	(18.2)	28.3	52.6	(13.0)	39.6

Indefinite lived:
Trade name		19.5		19.5	25.6		25.6

Total		$66.0	$(18.2)	$47.8	$78.2	$(13.0)	$65.2

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data) — (Continued)

Amortization expense for the years ended December 31, 2008, 2007 and 2006 totaled $5.2 million, $4.2 million and $2.0 million, respectively. The Company estimates that the aggregate amortization expense will be $5.4 million in 2009, $5.1 million in 2010, $5.0 million in 2011, $3.9 million in 2012, $2.3 million in 2013 and $6.6 million thereafter. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, changes in foreign currency exchange rates, impairment of intangible assets, accelerated amortization of intangible assets and other events.

NOTE 12 — DISCONTINUED OPERATIONS

The following table presents the operating results of the Company’s discontinued operations for the three-year period ended December 31, 2008:

E-ONE (Fire Rescue Segment)	2008	2007	2006

Net sales	$157.1	$201.3	$278.5
Costs and expenses	(168.2)	(226.9)	(283.6)

Loss before income taxes	(11.1)	(25.6)	(5.1)
Income tax benefit	4.9	10.4	1.1

Loss from discontinued operations	$(6.2)	$(15.2)	$(4.0)

Die and Mold Operations (Tool Segment)	2008	2007	2006

Net sales	$39.7	$119.3	$122.9
Costs and expenses	(39.2)	(112.5)	(114.6)

Income before income taxes	0.5	6.8	8.3
Income tax expense	(0.7)	(3.0)	(2.9)

(Loss) income from discontinued operations	$(0.2)	$3.8	$5.4

Refuse and Cutting Tool Operations (ESG and Tool Segments)	2008	2007	2006

Net sales	$—	$3.0	$83.9
Costs and expenses	—	(2.8)	(86.0)

Income (loss) before income taxes	—	0.2	(2.1)
Income tax benefit (expense)	1.9	(0.1)	0.1

Income (loss) from discontinued operations	$1.9	$0.1	$(2.0)

Financial Services	2008	2007	2006

Net sales	$4.3	$7.4	$8.2
Costs and expenses	(5.7)	(8.2)	(8.7)

Loss before income taxes	(1.4)	(0.8)	(0.5)
Income tax benefit	1.7	2.2	2.3

Income from discontinued operations	$0.3	$1.4	$1.8

All of the Company’s E-ONE businesses were discontinued in 2008 leaving just the Company’s Bronto businesses within its Fire Rescue segment. On August 5, 2008, the Company sold 100% of the shares of E-ONE, Inc. located in Ocala, Florida for approximately $20.0 million subject to an initial working capital adjustment that

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data) — (Continued)

resulted in cash proceeds of $0.5 million at closing. The final working capital adjustment was concluded in December 2008, resulting in additional cash proceeds of $2.9 million received January 2009. The after-tax loss on the sale for the year ended December 31, 2008 totaled $85.0 million, which related primarily to after-tax impairment charges that reflect the fair value of the net assets and the impairment of $6.2 million of goodwill attributable to the E-ONE business. The goodwill impairment computation was based on the relative fair values of E-ONE and Bronto, the two reporting units within the Fire Rescue Group. At the time of the impairment, E-ONE was available for sale, so the best determination of its value was the contractual sales price the Company had negotiated with a buyer for the business. Bronto’s value was based on a discounted cash flow analysis using its projected cash flows over a five year period. The $6.2 million attributed to E-ONE represented 14% of the total goodwill of the group.

The Company provided its domestic municipal customers with the opportunity to finance purchases through leasing arrangements with the Company. Following the sale of the E-ONE business, the Company elected to discontinue its financial services activities through divestiture of this leasing portfolio. During the year, the Company sold its municipal leasing portfolio to Banc of America Public Capital Corp. in several tranches for a gain of $0.3 million. Proceeds from the sale of the portfolio were used to repay debt associated with these assets. In October, 2008, the Company discontinued entirely its practice of providing lease financing to its customers and all other financial service activities, principally its dealer floor planning.

On April 21, 2008, the Company completed the sale of Dayton Progress Corporation (excluding Dayton Hong Kong) and its subsidiary, PCS Company, referred to collectively as “Die and Mold Operations,” for $65.5 million. The after-tax loss on disposal for the year ended December 31, 2008 was $35.3 million primarily due to asset impairments; included in the loss on disposal is the remaining goodwill of the Tool Group of $55.8 million. The Company also decided to close the Dayton Hong Kong operation incurring a $4.6 million pre-tax impairment charge related to this business for the year ended December 31, 2008. The Die and Mold operations produced special precision perforating components for metal stamping applications and tooling components for the plastic injection mold and the die cast industries. Sale proceeds were used to repay debt.

On January 31, 2007, the Company completed the sale of Manchester Tool Company, On Time Machining Company and Clapp Dico, referred to collectively as the “Cutting Tool Operations” which were part of the Tool Group for $65.4 million. There was a net gain on disposal of discontinued operations of $24.6 million for the year ended December 31, 2007. These operations produced industrial cutting tools, engineered components and advanced materials consumed in production processes. No asset impairment charges were recorded in conjunction with the disposal.

In December 2005, the Company determined that its investment in the Refuse business operating under the Leach brand name was no longer strategic. The majority of the assets of the business have been sold since that time and the operation has been shut down. For the years ended December 31, 2008 and 2007, the Company recorded an after-tax gain of $2.2 million and $0.5 million, respectively, primarily related to a revision in the estimate of product liability reserves. For the year ended December 31, 2006, the loss from disposal of discontinued operations included $9.7 million of after tax impairment charges related to the disposal of refuse assets.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data) — (Continued)

The following table shows an analysis of assets and liabilities of discontinued operations as of December 31:

	2008	2007
($ in millions)

Current assets	$6.9	$133.0
Properties and equipment	0.2	38.1
Long-term assets	—	64.4
Financial service assets, net	5.6	146.8

Total assets of discontinued operations	$12.7	$382.3

Current liabilities	6.1	46.5
Long-term liabilities	13.1	26.9
Financial service liabilities	5.2	137.4

Total liabilities of discontinued operations	$24.4	$210.8

Included in long-term liabilities is $7.7 million relating to estimated product liability obligations of the North American refuse truck body business.

NOTE 13 — RESTRUCTURING

In December 2008, the Company announced an objective to reduce salaried personnel costs by 13% in 2009 when compared to 2008 levels. This cost reduction was to affect not only salaries, benefits and equity compensation, but also contracted services and travel expenses. A process was created to review every organizational chart and employee reporting relationship within the company with the purpose of increasing spans of control of each manager and to better improve management oversight. In addition, certain contracted services were reviewed for termination. A charge of $2.7 million was recorded in the fourth quarter of 2008 to reflect severance and other costs associated with a salaried employee reduction in force and contract terminations. The Company expects all of these actions will be completed by March 31, 2009.

The following table summarizes the 2008 restructuring charges by segment and the total charges estimated to be incurred:

	Pre-Tax
	Restructuring	Estimate of
Group	Charges in 2008	Total Charges

Safety and Security	$1.8	$1.8
Environmental Solutions	0.3	0.3
Corporate	0.6	0.6

	$2.7	$2.7

The following presents an analysis of the restructuring reserves for the year ended December 31, 2008:

	Severance	Other	Total

Balance as of January 1, 2008	$—	$—	$—
Charges to expense	2.1	0.6	2.7
Cash payments	(0.1)	—	(0.1)

Balance as of December 31, 2008	$2.0	$0.6	$2.6

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data) — (Continued)

Severance charges in 2008 consisted of termination and benefit costs for salaried manufacturing, engineering, sales, general and administrative employees that will be involuntarily terminated in the first quarter of 2009. There were no asset impairment charges associated with this restructuring in 2008. The Company incurred no restructuring charges in the years ended December 31, 2007 and 2006.

NOTE 14 — LEGAL PROCEEDINGS

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

The Company has been sued in Chicago, Illinois by firefighters seeking damages claiming that exposure to the Company’s sirens has impaired their hearing and that the sirens are therefore defective. There are presently 33 cases filed during the period 1999-2004, involving a total of 2,443 plaintiffs pending in the Circuit Court of Cook County, Illinois. The trial of the first 27 of these plaintiffs’ claims began on March 18, 2008 and ended on April 25, 2008, when a Cook County jury returned a unanimous verdict in favor of the Company and absolved the Company of any liability for all 27 of these claims, which had been consolidated for trial. Since the first trial concluded, another 63 cases were dismissed, all during 2008. An additional 40 Chicago firefighter plaintiffs were selected for trial to begin on January 5, 2009. Plaintiffs’ counsel later moved to reduce the number of plaintiffs from 36 to 9. Trial of these nine plaintiffs began on Feb 6, 2009 and concluded on February 20 with a verdict returned against the Company and for the plaintiffs in varying amounts totaling $0.4 million. Additional trial dates of Chicago plaintiff firefighters are scheduled during 2009 and 2010.

Federal Signal has been sued outside of the Cook County venue. With the exception of matters on appeal, Federal Signal is currently a defendant in 6 such hearing loss lawsuits in Pennsylvania, involving a total of 6 plaintiffs. Two of these lawsuits have been set for trial during the 4th Quarter of 2009. All of the plaintiffs have stipulated to or claimed less than $75,000 in damages. Four cases in the Supreme Court of Kings County, New York were dismissed on January 25, 2008 after the court granted Federal Signal’s motion to dismiss which eliminated all claims pending in New York. The Court subsequently denied reconsideration of its ruling. These cases are on appeal. All plaintiffs who have filed hearing loss cases against Federal Signal in other jurisdictions have dismissed their claims. Plaintiffs’ attorneys have threatened to file additional lawsuits. The Company intends to vigorously defend all of these lawsuits. The Company successfully defended approximately 41 similar cases in Philadelphia, Pennsylvania in 1999 resulting in a series of unanimous jury verdicts in favor of the Company.

Federal Signal’s ongoing negotiations with CNA over insurance coverage resulted in an agreement under which CNA reimbursed $3.7 million to the Company during the year ended December 31, 2007 for past defense costs. CNA agreed to cover a percentage of defense costs amounting to approximately $1.7 million of which $1.4 million had been received through December 31, 2008.

NOTE 15 — SEGMENT AND RELATED INFORMATION

The Company has three continuing operating segments as defined under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Business units are organized under each segment because they share certain characteristics, such as technology, marketing, distribution and product application, which create long-term synergies. The principal activities of the Company’s operating segments are as follows:

Information regarding the Company’s discontinued operations is included in Note 12 — Discontinued Operations. The segment information included herein has been reclassified to reflect such discontinued operations.

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

Fire Rescue — Fire Rescue manufactures articulated and telescopic aerial platforms for rescue and fire fighting and for maintenance purposes. This group sells to municipal and industrial fire services, civil defense authorities, rental companies, electric utilities and industrial customers.

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

Revenues attributed to customers located outside of the U.S. aggregated $412.8 million in 2008, $376.7 million in 2007 and $310.8 million in 2006. Of that, sales exported from the U.S. aggregated $110.8 million in 2008, $116.4 million in 2007 and $101.6 million in 2006.

The Company invests in research to support development of new products and the enhancement of existing products and services. The Company believes this investment is important to maintain and/or enhance its leadership position in key markets. Expenditures for research and development by the Company were approximately $23.4 million in 2008, $23.5 million in 2007 and $15.7 million in 2006.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data) — (Continued)

A summary of the Company’s continuing operations by segment for each of the three years in the period ended December 31, 2008 is as follows:

	2008	2007	2006

Net sales
Safety and Security Systems	$371.8	$367.2	$304.5
Fire Rescue	145.5	117.9	90.7
Environmental Solutions	441.5	449.2	397.5

Total net sales	$958.8	$934.3	$792.7

Operating income (loss)
Safety and Security Systems	$40.3	$49.6	$41.2
Fire Rescue	10.4	7.9	5.6
Environmental Solutions	35.5	38.8	35.3
Corporate expense	(30.7)	(21.1)	(23.0)

Total operating income	55.5	75.2	59.1
Interest expense	(15.3)	(18.5)	(17.0)
Loss on investment in joint venture (Environmental Solutions Segment)	(13.0)	(3.3)	(1.9)
Other (expense) income	(0.9)	0.2	(0.2)

Income before income taxes	$26.3	$53.6	$40.0

Depreciation and amortization
Safety and Security Systems	$9.3	$8.3	$4.9
Fire Rescue	1.4	1.3	1.1
Environmental Solutions	4.2	3.9	3.1
Corporate	0.6	0.6	0.4

Total depreciation and amortization	$15.5	$14.1	$9.5

	2008	2007

Identifiable assets
Safety and Security Systems	$334.7	$387.3
Fire Rescue	141.0	118.3
Environmental Solutions	277.8	251.7
Corporate	67.8	30.0

Total assets of continuing operations	821.3	787.3
Assets of discontinued operations	12.7	382.3

Total identifiable assets	$834.0	$1,169.6

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data) — (Continued)

	2008	2007	2006

Capital expenditures
Safety and Security Systems	$4.7	$4.6	$4.2
Fire Rescue	8.5	4.6	1.4
Environmental Solutions	14.5	10.2	5.4
Corporate	0.8	0.7	1.2

Total capital expenditures	$28.5	$20.1	$12.2

The segment information provided below is classified based on geographic location of the Company’s subsidiaries:

	2008	2007	2006

Net sales
United States	$545.9	$557.6	$481.9
Europe	379.8	337.0	271.0
Canada	33.1	39.7	39.8

	$958.8	$934.3	$792.7

Long-lived assets
United States	$276.1	$226.8
Europe	180.5	228.8
Canada	13.5	16.7
Other	5.9	4.3

	$476.0	$476.6

NOTE 16 — COMMITMENTS, GUARANTEES AND FAIR VALUES OF FINANCIAL INSTRUMENTS

At December 31, 2008 and 2007, the Company had outstanding standby letters of credit aggregating $34.0 million and $34.4 million, respectively, principally to act as security for retention levels related to casualty insurance policies and to guarantee the performance of subsidiaries that engage in export transactions to foreign governments and municipalities.

The Company guarantees the bank debt of the China Joint Venture up to a maximum of $12.5 million. The outstanding amount of the guaranteed debt at December 31, 2008 was $9.4 million. Prior to December 31, 2008, no charges associated with this guarantee had been incurred. In connection with the Company’s annual review of the market conditions and long range forecasts of the joint venture’s cash flows, the Company determined it was probable that it would be obligated to repay the bank debt of the joint venture. The Company recognized a $9.4 million liability for this debt guarantee recorded in short-term borrowings in the Consolidated Balance Sheet at December 31, 2008.

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

Changes in the Company’s warranty liabilities for the years ended December 31, 2008 and 2007 were as follows:

	2008	2007

Balance at January 1	$5.9	$5.2
Provisions to expense	9.2	8.2
Actual costs incurred	(8.7)	(7.5)

Balance at December 31	$6.4	$5.9

The Company also provides residual value guarantees on vehicles sold to certain customers. Proceeds received in excess of the fair value of the guarantee are deferred and amortized into income ratably over the life of the guarantee. These transactions have been recorded as operating leases and liabilities equal to the fair value of the guarantees were recognized. The notional amounts of the residual value guarantees were $1.6 million and $2.1 million as of December 31, 2008 and 2007, respectively. No losses have been incurred as of December 31, 2008. The guarantees expire in 2009.

The following table summarizes the carrying amounts and fair values of the Company’s financial instruments at December 31, 2008:

	2008		2007
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value

Short-term debt — Note 4	$12.6	$12.6	$2.6	$2.6
Long-term debt — Note 4*	270.4	273.7	423.8	427.5
Fair value swaps — Note 7	50.0	1.7	138.7	(1.3)
Cash flow swaps — Note 7	60.0	(2.7)	135.0	(0.9)
Foreign exchange contracts — Note 7	59.2	0.3	66.2	(3.2)

*	Long term debt includes financial service borrowings for all periods presented, which is included in discontinued operations.

The Dallas Fort Worth (“DFW”) airport gave Federal APD certain notices of non-performance and default, most recently in March 2008, regarding the $18.0 million contract for installation of a new parking and revenue control system at the airport, and DFW demanded that Federal APD cure its alleged non-performance. DFW also provided a copy of the non-performance and default letters to the Company’s surety carrier. The most recent non-performance and default claim relates principally to certain disagreements as to the timeliness of certain work under the contract and whether certain of Federal APD’s work has complied with contract specifications. Federal APD disputed that there was any basis under the contract for the non-performance or default as alleged by DFW. DFW terminated the contract effective July 29, 2008. Federal APD disputed that DFW was entitled to terminate the contract for cause and asserted that it was entitled to damages as a result of DFW’s conduct. DFW and Federal APD each filed a lawsuit against the other which were pending in the United States District Court for the Northern District of Texas, Dallas Division, asserting claims for breach of contract and other damages arising from the contract and its termination. In December 2008, the parties executed a settlement agreement resolving all disputes between them, including all claims asserted in the pending litigation, and all payment terms have been satisfied. The Company established reserves totaling $8.2 million in relation to this contract and settlement.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data) — (Continued)

NOTE 17 — NEW ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued FAS No. 141 (revised 2007), “Business Combinations” (“FAS 141(R)”), which expands the definition of a business and a business combination, requires the fair value of the purchase price of an acquisition including the issuance of equity securities to be determined on the acquisition date, requires that all assets, liabilities, contingent consideration, contingencies and in-process research and development costs of an acquired business be recorded at fair value at the acquisition date, requires that acquisition costs generally be expensed as incurred, requires that restructuring costs generally be expensed in periods subsequent to the acquisition date, and requires changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period to impact income tax expense. The Company will be required to adopt FAS 141(R) on January 1, 2009. The Company expects FAS 141(R) may have a material impact on its results of operations or consolidated financial statements in periods subsequent to or concurrent with future acquisitions.

In December 2007, the FASB issued FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“FAS 160”), which changes the accounting and reporting for minority interests such that minority interests will be recharacterized as noncontrolling interests and will be required to be reported as a component of equity, and requires that purchases or sales of equity interests that do not result in a change in control be accounted for as equity transactions and, upon a loss of control, requires the interest sold, as well as any interest retained, to be recorded at fair value with any gain or loss recognized in earnings. The Company will be required to adopt FAS 160 on January 1, 2009. The adoption of FAS 160 did not have a material impact on the Company’s operations or consolidated financial statements.

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

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data) — (Continued)

NOTE 18 — SELECTED QUARTERLY DATA (UNAUDITED)

Effective January 1, 2004, the Company began reporting its interim quarterly periods on a 13-week basis ending on a Saturday with the fiscal year ending on December 31. For convenience purposes, the Company uses “March 31”, “June 30”, “September 30” and “December 31” to refer to its results of operations for the quarterly periods ended. In 2008, the Company’s interim quarterly periods ended March 29, June 28, September 27 and December 31 and in 2007, the Company’s interim quarterly periods ended March 31, June 30, September 29 and December 31, respectively.

The following is a summary of the quarterly results of operations, including income per share, for the Company for the quarterly periods of fiscal 2008 and 2007. Restatements of previously reported amounts represent discontinued operations as described in Note 12.

	For the Quarterly Period Ended
	2008				2007
	March 29	June 28	September 27	December 31	March 31	June 30	September 29	December 31

Net sales	$226.4	$252.9	$225.6	$253.8	$211.1	$241.3	$226.8	$255.1
Gross margin	58.2	66.4	58.0	69.2	53.7	65.1	62.4	67.2
Income from continuing operations	4.1	7.7	14.6	4.9	7.2	11.7	9.8	11.0
(Loss) gain from discontinued operations	(2.6)	0.6	(1.5)	(0.7)	(1.0)	(0.8)	(5.0)	(3.2)
(Loss) gain on disposition	(86.4)	(21.7)	1.1	(15.7)	24.5	0.2	(0.2)	0.7
Net (loss) income	(84.9)	(13.4)	14.2	(11.5)	30.7	11.1	4.6	8.5
Per share data — diluted: Income from continuing operations	$0.09	$0.16	$0.31	$0.10	$0.15	$0.25	$0.21	$0.23
(Loss) income from discontinued operations	(1.86)	(0.44)	(0.01)	(0.34)	0.49	(0.02)	(0.12)	(0.05)
Net (loss) income	(1.77)	(0.28)	0.30	(0.24)	0.64	0.23	0.09	0.18
Dividends paid per share	0.06	0.06	0.06	0.06	0.06	0.06	0.06	0.06
Market price range per share High	14.37	14.70	17.50	13.48	17.00	16.78	16.48	17.00
Low	9.10	11.53	10.91	5.10	14.29	15.19	12.71	10.82

The Company recorded $3.9 million of after-tax charges to income from continuing operations in the quarter ended December 31, 2008 associated with its investment in a joint venture in China.

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

(b)	Management’s Annual Report on Internal Control over Financial Reporting and Attestation Report of the Registered Public Accounting Firm

The Company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on the assessment, management concluded that, as of December 31, 2008, the Company’s internal control over financial reporting is effective.

Ernst & Young LLP, an independent registered public accounting firm, has audited the Consolidated Financial Statements included in this Annual Report on Form 10-K and, as part of their audit, has issued its report, included herein, on the effectiveness of the Company’s internal control over financial reporting. See “Report of Independent Registered Public Accounting Firm” on page 23.

(c)	Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information regarding directors and nominees for directors is set forth in the Company’s Proxy Statement for its 2009 Annual Meeting of Stockholders and is incorporated herein by reference. For information concerning the Company’s executive officers, see “Executive Officers of the Registrant” set forth in Part I hereof. Information regarding Compliance with Section 16(a) of the Exchange Act is set forth in the Company’s 2009 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference. Information regarding the Company’s Audit Committee, Corporate Governance Committee, Nominating Committee and Compensation and Benefits Committee are set forth in the Company’s 2009 Proxy Statement under the caption “Information Concerning the Board of Directors” and is incorporated herein by reference.

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

The information contained under the captions “Information Concerning the Board of Directors”, “Compensation Committee Interlocks and Insider Participation”, “Compensation Discussion and Analysis”, “Compensation and Benefits Committee Report” and “Executive Compensation in the Last Fiscal Year” of the Company’s 2009 Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information regarding security ownership of certain beneficial owners, of all directors and nominees, of the named executive officers, and of directors and executive officers as a group, is set forth in the Company’s 2009 Proxy Statement under the caption “Ownership of Our Common Stock” and is incorporated herein by reference. Information regarding our equity compensation plans is set forth in the Company’s 2009 Proxy Statement under the caption “Equity Compensation Plan Information” and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information regarding certain relationships is hereby incorporated by reference from the Company’s 2009 Proxy Statement under the heading “Information Concerning the Board of Directors” and under the heading “Certain Relationships and Related Party Transactions”.

Item 14.	Principal Accountant Fees and Services.

Information regarding principal accountant fees and services is incorporated by reference from the Company’s 2009 Proxy Statement under the heading “Accounting Information”.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) 1. Financial Statements

The following consolidated financial statements of Federal Signal Corporation and Subsidiaries and the report of the Independent Registered Public Accounting Firm contained under Item 8 of this Form 10-K are incorporated herein by reference:

Consolidated Balance Sheets as of December 31, 2008 and 2007

Consolidated Statements of Operations for the Years Ended December 31, 2008, 2007 and 2006

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2008, 2007 and 2006

Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006

Notes to Consolidated Financial Statements

2. Financial Statement Schedules

The following consolidated financial statement schedule of Federal Signal Corporation and Subsidiaries, for the three years ended December 31, 2008 is filed as a part of this report in response to Item 15(a)(2):

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

FEDERAL SIGNAL CORPORATION

By:	/s/ William H. Osborne
William H. Osborne
President and Chief Executive Officer
(Principal Executive Officer)

February 27, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, as of February 27, 2009, by the following persons on behalf of the Company and in the capacities indicated.

/s/ William H. Osborne William H. Osborne	President and Chief Executive Officer (Principal Executive Officer)

/s/ William G. Barker William G. Barker	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ David E. Janek David E. Janek	Vice President and Controller (Principal Accounting Officer)

/s/ James C. Janning James C. Janning	Chairman and Director

/s/ Charles R. Campbell Charles R. Campbell	Director

/s/ Robert M. Gerrity Robert M. Gerrity	Director

/s/ Robert S. Hamada Robert S. Hamada	Director

/s/ Paul W. Jones Paul W. Jones	Director

/s/ John F. McCartney John F. McCartney	Director

/s/ Brenda L. Reichelderfer Brenda L. Reichelderfer	Director

/s/ James E. Goodwin James E. Goodwin	Director

/s/ Dennis J. Martin Dennis J. Martin	Director

/s/ Joseph R. Wright Joseph R. Wright	Director

SCHEDULE II

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
Valuation and Qualifying Accounts

For the Years Ended December 31, 2008, 2007 and 2006

			Deductions
		Additions	Accounts
	Balance at	Charged to	Written off	Balance
	Beginning	Costs and	Net of	at End
Description	of Year	Expenses	Recoveries	of Year
	($ in millions)

Allowance for doubtful accounts:
Year ended December 31, 2008:	$3.8	$7.2	$(9.0)	$2.0

Year ended December 31, 2007:	$2.0	$1.9	$(0.1)	$3.8

Year ended December 31, 2006:	$1.6	$0.8	$(0.3)	$2.0

Inventory obsolescence:
Year ended December 31, 2008:	$6.9	$2.4	$(3.2)	$6.1

Year ended December 31, 2007:	$4.8	$2.8	$(0.7)	$6.9

Year ended December 31, 2006:	$4.4	$2.0	$(1.6)	$4.8

Product liability and workers’ compensation:
Year ended December 31, 2008:	$6.7	$2.9	$(3.8)	$5.8

Year ended December 31, 2007:	$7.7	$3.2	$(4.2)	$6.7

Year ended December 31, 2006:	$7.6	$4.3	$(4.2)	$7.7

Income tax valuation allowances:
Year ended December 31, 2008:	$15.9	$26.7	$(8.7)	$33.9

Year ended December 31, 2007:	$3.9	$14.2	$(2.2)	$15.9

Year ended December 31, 2006:	$3.1	$1.1	$(0.3)	$3.9

Warranty liability:

The changes in the Company’s warranty liabilities are analyzed in Note 16 — Commitments, Guarantees and Fair Values of Financial Instruments.

EXHIBIT INDEX

The following exhibits, other than those incorporated by reference, have been included in the Company’s Form 10-K filed with the Securities and Exchange Commission. The Company shall furnish copies of these exhibits upon written request to the Corporate Secretary at the address given on the cover page. (* denotes exhibit filed in this Form 10-K)

3	.	a.	Restated Certificate of Incorporation of the Company. Incorporated by reference to Exhibit (3)(a) to the Company’s Form 10-K for the year ended December 31, 1991.
		b.	Amended and Restated By-laws of the Company, as further amended December 5, 2008. Incorporated by reference to Exhibit 3.b to the Company’s Form 8-K for December 5, 2008.
4	.	a.	Second Amended and Restated Credit Agreement dated April 25, 2007 among the Company, Bank of Montreal and other third party lenders named therein. Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended September 30, 2007.
		b.	Supplemental Agreement to the Second Amended and Restated Credit Agreement among Federal Signal Corporation, Federal Signal of Europe B.V. y CIA, SC, and Bank of Montreal, Ireland and other third party lenders named therein dated September 6, 2007. Incorporated by reference to Exhibit (4)(c) to the Company’s Form 10-K for the year ended December 31, 2007
		c.	Second Amendment and Waiver to the Second Amended and Restated Credit Agreement, dated March 27, 2008. Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended March 31, 2008.
10	.	a.	The 1996 Stock Benefit Plan, as amended. Incorporated by reference to Exhibit 10.A to the Company’s Form 10-K for the year ended December 31, 2006.(1)
		b.	Supplemental Pension Plan. Incorporated by reference to Exhibit 10.C to the Company’s Form 10-K for the year ended December 31, 1995.(1)
		c.	Executive Disability, Survivor and Retirement Plan. Incorporated by reference to Exhibit 10.D to the Company’s Form 10-K for the year ended December 31, 1995.(1)
		d.	Director Deferred Compensation Plan. Incorporated by reference to Exhibit 10.H to the Company’s Form 10-K for the year ended December 31, 1997.(1)
		e.	2005 Executive Incentive Compensation Plan. Incorporated by reference to Appendix B to the Company’s Proxy Statement dated March 22, 2005 filed on Schedule 14A.(1)
		f.	Pension Agreement with Stephanie K. Kushner. Incorporated by reference to Exhibit 10.G to the Company’s Form 10-K for the year ended December 31, 2002.(1)
		g.	Executive Incentive Performance Plan. Incorporated by reference to Appendix C to the Company’s Proxy Statement dated March 22, 2005 filed on Schedule 14A.(1)
		h.	Release and Severance Agreement between the Company and Marc F. Gustafson, effective July 17, 2007. Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended September 30, 2007.(1)
		i.	Consulting Letter Agreement between the Company and Marc F. Gustafson, effective July 17, 2007. Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended September 30, 2007.(1)
		j.	Stock Purchase Agreement between the Company and Alan K. Sefton dated August 6, 2007. Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2007.
		k.	Purchase Agreement between Alan Keith Sefton and Federal Signal of Europe B.V. y CIA, SC and the other parties named therein. Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended September 30, 2007.
		l.	Release and Severance Agreement between the Company and Robert D. Welding, dated January 21, 2008. Incorporated by reference to Exhibit (10)(l) to the Company’s Form 10-K for the year ended December 31, 2007.(1)
		m.	Employment Agreement between the Company and William H. Osborne, dated September 15, 2008. Incorporated by reference to Exhibit 10.1 to the Company’s 8-K filed September 18, 2008.(1)

n.	Settlement Agreement between the Company and the Ramius Group, dated March 12, 2008. Incorporated by reference to Exhibit 10 to the Company’s Form 8-K filed March 13, 2008.
o.	Release and Severance Agreement between the Company and Kimberly L. Dickens, dated March 19, 2008. Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2008.(1)
p.	Stock Purchase Agreement among Connell Limited Partnership, Federal Signal Corporation, and Federal Signal of Europe B.V., dated April 3, 2008. Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended March 31, 2008.
q.	Tax-Exempt Lease Purchase Agreement (Elgin Sweeper Company) between Elgin Sweeper Company and Banc of America Public Capital Corp dated June 27, 2008. Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2008.
r.	Guaranty and Payment Agreement (Elgin Sweeper Company) Federal Signal Corporation in favor of Banc of America Public Capital Corp dated June 27, 2008. Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2008.
s.	Tax-Exempt Lease Purchase Agreement (E-One New York, Inc.) between E-One New York, Inc. and Banc of America Public Capital Corp dated June 27, 2008. Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended June 30, 2008.
t.	Guaranty and Payment Agreement (E-One New York, Inc.) by Federal Signal Corporation in favor of Banc of America Public Capital Corp dated June 27, 2008. Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended June 30, 2008.
u.	Tax-Exempt Lease Purchase Agreement (E-One, Inc.) among E-One, Inc., Federal Signal Corporation and Banc of America Public Capital Corp dated June 27, 2008. Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended June 30, 2008.
v.	Guaranty and Payment Agreement (E-One, Inc.) by Federal Signal Corporation in favor of Banc of America Public Capital Corp dated June 27, 2008. Incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q for the quarter ended June 30, 2008.
w.	Tax-Exempt Lease Purchase Agreement (Federal Signal Corporation) between Federal Signal Corporation and Banc of America Public Capital Corp dated June 27, 2008. Incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q for the quarter ended June 30, 2008.
x.	Tax-Exempt Lease Purchase Agreement (FS Depot, Inc.) between FS Depot, Inc. and Banc of America Public Capital Corp dated June 27, 2008. Incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q for the quarter ended June 30, 2008.
y.	Guaranty and Payment Agreement (FS Depot, Inc.) by Federal Signal Corporation in favor of Banc of America Public Capital Corp dated June 27, 2008. Incorporated by reference to Exhibit 10.9 to the Company’s Form 10-Q for the quarter ended June 30, 2008.
z.	Tax-Exempt Lease Purchase Agreement (Vactor Manufacturing, Inc.) between Vactor Manufacturing, Inc. and Banc of America Public Capital Corp dated June 27, 2008. Incorporated by reference to Exhibit 10.10 to the Company’s Form 10-Q for the quarter ended June 30, 2008.
aa.	Guaranty and Payment Agreement (Vactor Manufacturing, Inc.) by Federal Signal Corporation in favor of Banc of America Public Capital Corp dated June 27, 2008. Incorporated by reference to Exhibit 10.11 to the Company’s Form 10-Q for the quarter ended June 30, 2008.
bb.	Agreement of Purchase and Sale between Federal Signal Corporation and Centerpoint Properties Trust dated July 2, 2008. Incorporated by reference to Exhibit 10.12 to the Company’s Form 10-Q for the quarter ended June 30, 2008.
cc.	Lease (Elgin) between Centerpoint Properties Trust and Elgin Sweeper Company dated July 2, 2008. Incorporated by reference to Exhibit 10.13 to the Company’s Form 10-Q for the quarter ended June 30, 2008.
dd.	Lease (University Park) between Centerpoint Properties Trust and Federal Signal Corporation dated July 2, 2008. Incorporated by reference to Exhibit 10.14 to the Company’s Form 10-Q for the quarter ended June 30, 2008.
ee.	Management Incentive Plan.* (1)
ff.	Savings Restoration Plan, as amended and Restated January 1, 2007.*(1)

	gg.	Severance Policy for Executive Employees, as amended January, 2008.*(1)
	hh.	Form of Executive Change-In-Control Severance Agreement (Tier 1) with William G. Barker, III and certain other executive officers.*(1)
	ii.	Form of Executive Change-In-Control Severance Agreement (Tier 2) with John A. DeLeonardis and certain other executive officers.*(1)
	jj.	Employment Letter Agreement between the Company and William G. Barker, III dated November 10, 2008.*(1)
	kk.	Release and Severance Agreement between the Company and Stephanie K. Kushner, dated December 30, 2008.*(1)
	ll.	Forms of Equity Award Agreements*(1)
	mm.	First Amendment of the Federal Signal Corporation Savings Restoration Plan.*(1)
	nn.	Second Amendment to Federal Signal Corporation Savings Restoration Plan.*(1)
	oo.	Third Amendment to Federal Signal Corporation Savings Restoration Plan.*(1)
14 .		Code of Ethics for Chief Executive Officer and Senior Financial Officers, as amended. Incorporated by reference to Exhibit 14 to the Company’s Form 10-K for the year ended December 31, 2003.
21 .		Subsidiaries of the Company.*
23 .		Consent of Independent Registered Public Accounting Firm.*
31.1		CEO Certification under Section 302 of the Sarbanes-Oxley Act.*
31.2		CFO Certification under Section 302 of the Sarbanes-Oxley Act.*
32.1		CEO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act.*
32.2		CFO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act.*

*	Filed herewith.

(1)	Management contract or compensatory plan or arrangement.

Federal Signal Corporation

Corporate and Stockholder Information

Management	Board of Directors

William G. Barker, III
Senior Vice President and Chief Financial Officer

John A. DeLeonardis
Vice President, Taxes

David E. Janek
Vice President and Controller

Fred H. Lietz
Vice President and Chief Procurement Officer

David R. McConnaughey
President, Safety and Security Systems Group

William H. Osborne
President and Chief Executive Officer

Esa Peltola
President, Bronto Skylift Oy Ab

Jennifer L. Sherman
Senior Vice President Human Resources, General Counsel and Secretary

Mark D. Weber
President, Environmental Solutions Group
James C. Janning, 61
Chairman of the Board
Group President Harbour Group, Ltd.

Charles R. Campbell, 69
Retired, Consultant
The Everest Group

Robert M. Gerrity, 71
Director and Principal Gerrity Partners

James E. Goodwin, 64
Former Chairman and Chief Executive Officer of United Airlines

Robert S. Hamada, 71
Edward Eagle Brown Distinguished Service
Professor of Finance, Emeritus Graduate
School of Business, University of Chicago

Paul W. Jones, 60
Chairman and Chief Executive Officer
A. O. Smith Corporation

Dennis J. Martin, 58
Former Chairman, President and Chief Executive Officer
General Binding Corporation

John F. McCartney, 56
Chairman, Westcon Group, Inc. and
A. M. Castle & Co.

Brenda L. Reichelderfer, 50
Retired Senior Vice President and Chief Technology
Officer, ITT Corporation

Joseph R. Wright, 70
Chief Executive Officer Scientific Games Corporation

Corporate Information

Form 10-K and Other Reports and Information
Our Annual Report and Form 10-K, Quarterly Reports on Form 10-Q, Proxy Statement and other reports that we file with the SEC are available on our website at federalsignal.com. In addition, copies of these reports may be obtained without charge by contacting:
Investor Relations
Federal Signal Corporation
1415 W. 22nd St., Suite 1100
Oak Brook, IL 60523
630-954-2000
http://www.federalsignal.com

Stock Trading Information
New York Stock Exchange
Symbol: FSS	Transfer Agent and Registrar
National City Bank
Shareholder Services Operations
Locator 5352
P.O. Box 92301
Cleveland, OH 44101-4301
800-622-6757

2009 Annual Meeting of Stockholders
Tuesday, April 21, 2009, 3:30 pm
Regency Towers Conference Center
1515 W. 22nd Street
Oak Brook, IL 60523

Independent Registered Public Accounting Firm
Ernst & Young, LLP