Form 10-Q
period 2009-03-31
FEDERAL SIGNAL CORP /DE/
filed 2009-05-01
CIK 277509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
     Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the Company is a shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the Company’s classes of common stock, as of the latest practicable date.

Title
Common Stock, $1.00 par value	48,695,834 shares outstanding at April 13, 2009

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
These risks and uncertainties, some of which are beyond the Company’s control, include the cyclical nature of the Company’s industrial, municipal, government and commercial markets, availability of credit and third-party financing for customers, volatility in securities trading markets, economic downturns, risks associated with suppliers, dealer and other partner alliances, changes in cost competitiveness including those resulting from foreign currency movements, technological advances by competitors, increased warranty and product liability expenses, compliance with environmental and safety regulations, restrictive debt covenants, disruptions in the supply of parts or components from sole source suppliers and subcontractors, retention of key employees and general changes in the competitive environment. These risks and uncertainties include, but are not limited to, the risk factors described under “Risk Factors,” in the Company’s Annual Report on Form 10-K, Form 10-Qs and other filings with the SEC. These factors may not constitute all factors that could cause actual results to differ materially from those discussed in any forward-looking statement. The Company operates in a continually changing business environment and new factors emerge from time to time. The Company cannot predict such factors nor can it assess the impact, if any, of such factors on its financial position or results of operations. Accordingly, forward-looking statements should not be relied upon as a predictor of actual results. The Company disclaims any responsibility to update any forward-looking statement provided in this Form 10-Q.
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

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended March 31,
($ in millions, except per share data)	2009	2008
Net sales	$203.5	$226.4
Costs and expenses:
Cost of sales	(152.9)	(168.2)
Selling, general and administrative	(45.0)	(47.0)

Operating income	5.6	11.2
Interest expense	(3.3)	(5.1)
Loss on investment in joint venture	(0.9)	(0.6)
Other (expense) income, net	(0.1)	0.2

Income before income taxes	1.3	5.7
Income tax expense	(0.2)	(1.6)

Income from continuing operations	1.1	4.1
Loss from discontinued operations and disposal, net of income tax benefit, of $0 and $14.1, respectively	(0.1)	(89.0)

Net income (loss)	$1.0	$(84.9)

COMMON STOCK DATA:
Basic and diluted earnings per share:
Earnings from continuing operations	$0.02	$0.09
Loss from discontinued operations and disposal	—	(1.86)

Earnings (loss) per share	$0.02	$(1.77)

Weighted average common shares outstanding:
Basic	47.9	47.9
Diluted	48.0	47.9

Cash dividends per share of common stock	$0.06	$0.06
See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

	Three months ended March 31,
($ in millions)	2009	2008
Net income (loss)	$1.0	$(84.9)
Other comprehensive (loss) income, net of tax - Foreign currency translation	(2.4)	9.3
Net derivative gain, cash flow hedges	0.3	0.9
Amortization of actuarial pension loss, net	0.4	0.1

Comprehensive loss	$(0.7)	$(74.6)

See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31,	December 31,
($ in millions)	2009	2008
ASSETS
Current assets
Cash and cash equivalents	$9.7	$23.4
Short-term investments	10.0	10.0
Accounts receivable, net of allowances for doubtful accounts of $2.2 million and $2.0 million, respectively	145.0	153.2
Inventories	143.5	137.1
Other current assets	24.4	21.6

Total current assets	332.6	345.3
Properties and equipment, net	66.3	65.4
Other assets
Goodwill	326.5	328.1
Intangible assets, net of accumulated amortization	46.7	47.8
Deferred tax assets	25.5	30.3
Deferred charges and other assets	4.5	4.4

Total assets of continuing operations	802.1	821.3
Assets of discontinued operations, net	13.2	12.7

Total assets	$815.3	$834.0

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$1.2	$12.6
Current portion of long-term borrowings	26.1	25.1
Accounts payable	58.6	56.4
Accrued liabilities
Compensation and withholding taxes	20.7	25.1
Customer deposits	18.1	17.4
Other	51.8	49.8

Total current liabilities	176.5	186.4
Long-term borrowings	239.8	241.2
Long-term pension liabilities	54.2	58.0
Deferred gain	25.7	26.2
Other long-term liabilities	13.8	13.3

Total liabilities of continuing operations	510.0	525.1
Liabilities of discontinued operations	19.1	24.4

Total liabilities	529.1	549.5
Shareholders’ equity
Common stock, $1 par value per share, 90.0 million shares authorized, 49.5 million and 49.3 million shares issued, respectively	49.5	49.3
Capital in excess of par value	91.2	106.4
Retained earnings	224.5	226.4
Treasury stock, 0.8 million and 1.9 million shares at cost, respectively	(15.8)	(36.1)
Accumulated other comprehensive loss:
Foreign currency translation, net	(6.5)	(4.1)
Net derivative loss, cash flow hedges, net	(0.6)	(0.9)
Unrecognized pension and postretirement losses, net	(56.1)	(56.5)

Total	(63.2)	(61.5)

Total shareholders’ equity	286.2	284.5

Total liabilities and shareholders’ equity	$815.3	$834.0

See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three months ended March 31,
($ in millions)	2009	2008
Operating activities:
Net income (loss)	$1.0	$(84.9)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on discontinued operations and disposal	0.1	89.0
Loss on joint venture	0.9	0.6
Depreciation and amortization	3.9	4.3
Stock based compensation expense	1.1	1.1
Pension contributions	(0.5)	(0.4)
Working capital (1)	1.6	(12.2)
Other	(1.7)	(4.2)

Net cash provided by (used for) continuing operating activities	6.4	(6.7)
Net cash provided by discontinued operating activities	1.4	18.0

Net cash provided by operating activities	7.8	11.3

Investing activities:
Purchases of properties and equipment, net	(3.8)	(7.7)

Net cash used for continuing investing activities	(3.8)	(7.7)
Net cash provided by (used for) discontinued investing activities	2.9	(0.9)

Net cash used for investing activities	(0.9)	(8.6)

Financing activities:
Decrease in short-term borrowings, net	(11.4)	(2.5)
(Payments on) proceeds from long-term borrowings, net	(0.1)	14.5
Cash dividends paid to shareholders	(2.9)	(2.9)
Other, net	0.2	(0.8)

Net cash (used for) provided by continuing financing activities	(14.2)	8.3

Net cash used for discontinued financing activities	(6.4)	(15.4)

Net cash used for financing activities	(20.6)	(7.1)

Effects of foreign exchange rate changes on cash	—	0.9

Decrease in cash and cash equivalents	(13.7)	(3.5)
Cash and cash equivalents at beginning of period	23.4	12.5

Cash and cash equivalents at end of period	$9.7	$9.0

(1)	Working capital is defined as net accounts receivable, inventories, accounts payable and customer deposits.
See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1. BASIS OF PRESENTATION
The condensed consolidated financial statements of Federal Signal Corporation and subsidiaries (the “Company”) included herein have been prepared by the Company, without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to ensure the information presented is not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
In the opinion of the management of the Company, the information contained herein reflects all adjustments necessary to present fairly the Company’s financial position as of the end of, and, results of operations and cash flows for, the interim periods. Such adjustments are of a normal recurring nature. The operating results for the three month period ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year of 2009.
The Company reports its interim quarterly periods on a 13-week basis ending on a Saturday with the fiscal year ending on December 31. For presentation, the Company uses “March 31, 2009” to refer to its financial position as of March 28, 2009 and its results of operations and cash flows for the 13-week period ended March 28, 2009.
2. SIGNIFICANT ACCOUNTING POLICIES
Earnings per share: Basic earnings (loss) per share (EPS) is computed by dividing net income (loss) by the weighted average common shares outstanding, which totaled 47.9 million and 47.9 million for the three months ended March 31, 2009 and 2008, respectively. Diluted earnings (loss) per share is calculated by dividing net income by the weighted average common shares outstanding plus additional common shares that would have been outstanding assuming the exercise of stock options and performance share units that are dilutive. The Company uses the treasury stock method to calculate dilutive shares. As of March 31, 2009 and 2008, 0 and 31,886 employee stock options, respectively, were considered potential dilutive common shares. For the quarter ended March 31, 2008, these shares, however, are antidilutive due to the net loss for the quarter and are excluded from the denominator for the diluted earnings per share calculation. The weighted average number of shares outstanding for diluted earnings per share was 48.0 million and 47.9 million for 2009 and 2008, respectively. For the three months ended March 31, 2009 and 2008, out of the money options to purchase 2.3 million and 2.1 million shares of common stock, respectively, were excluded from the calculation of the number of shares outstanding for diluted EPS because their effects were antidilutive. In the three months ended March 31, 2008, 41,200 performance share units were also excluded from the calculation of the number of shares outstanding for diluted EPS because their effects were antidilutive. In the three months ended March 31, 2009, 33,851 performance share units were included in the calculation of the number of shares outstanding for diluted EPS.
Stock-based compensation plans: The Company accounts for stock-based compensation awards in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payments.”
During the first quarter of 2009, 491,500 stock options were granted with an exercise price equal to the market price of the Company’s common stock as of the date of grant. Options granted during the first quarter of 2009 vest equally over a three-year period and have a ten-year contractual term. Compensation expense equal to the fair value of the options at the grant date is recognized for these awards over the vesting period.
The fair value of each stock option is estimated on the date of grant using a Black-Scholes valuation method that uses the assumptions noted in the following table.

	Three months ended March 31,
	2009	2008
Dividend yield	3.7%	1.7%
Expected volatility	39.5%	33.3%
Risk free interest rate	2.2%	3.3%
Weighted average expected option life in years	6.6	6.4

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
The weighted-average fair value of options granted during the first quarter of 2009 and 2008 was $1.88 per share and $3.42 per share, respectively.
During the first quarter of 2009, 302,340 restricted stock awards and units were also granted to employees at no cost. These awards vest at the third anniversary of the date of award, provided the recipient is still employed by the Company on the vesting date. The cost of restricted stock, based on the fair market value at the date of grant, is charged to expense over the vesting period. The Company also granted 64,500 performance-based restricted shares that are based on achievement of certain predetermined corporate performance goals at the end of a three-year cycle. The grant date fair value of these awards was $7.65 per share. Compensation expense for these awards is recognized over three years.
Total compensation expense related to all share-based compensation plans was $1.1 million for the three months ended March 31, 2009 and 2008.
3. INVENTORIES
Inventories are summarized as follows:

	March 31,	December 31,
	2009	2008
Raw materials	$64.8	$67.0
Work in progress	36.0	34.1
Finished goods	42.7	36.0

Total inventories	$143.5	$137.1

4. INCOME TAXES
The Company’s effective tax rate was 12.3% and 27.6% for the three month periods ended March 31, 2009 and 2008, respectively.
The lower tax rate for the three month period ended March 31, 2009 reflects an increased benefit of $0.3 million from the resolution of an IRS audit for the 2006 tax year. In addition, the three month period ended March 31, 2009 reflects research and development tax credit benefits of approximately 1.4% that was not reflected in the three month period ended March 31, 2008, as Congress had not yet extended the credit.
The Company’s unrecognized tax benefits were $5.0 million at January 1, 2009 of which $4.4 million were tax benefits that, if recognized, would reduce our annual effective tax rate. The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. Interest and penalties amounting to $0.6 million and $0.1 million, respectively, are included in the Consolidated Balance Sheet at March 31, 2009. The Company does not expect the unrecognized tax benefits to change significantly over the next 12 months. In the first quarter 2009, the Company recognized $0.3 million of previously unrecognized tax benefits.
5. POSTRETIREMENT BENEFITS
The components of the Company’s net periodic pension expense for its defined benefit pension plans are summarized as follows:

	US Benefit Plans		Non-US Benefit Plan
	Three months ended		Three months ended
	March 31,		March 31,
	2009	2008	2009	2008
Service cost	$—	$0.1	$—	$0.1
Interest cost	2.1	2.3	0.6	0.9
Expected return on plan assets	(2.3)	(2.7)	(0.6)	(1.1)
Amortization of actuarial loss	0.5	0.2	0.3	0.1

Net periodic pension (income) expense	$0.3	$(0.1)	$0.3	$—

During the three months ended March 31, 2009, the Company contributed 1.1 million shares of the Company’s common stock held in treasury to the U.S. pension plan. The stock was valued at $4.4 million based upon prices in the open market at the contribution date. At March 31, 2009, these shares accounted for approximately 9.5% of the plans’ assets. No similar contributions were made during the comparable prior year period to the U.S. plans. In addition, the Company contributed $0.5 million and $0.4 million during the three months ended March 31, 2009 and 2008, respectively to its non-U.S. defined benefit plan.
6. DISCONTINUED OPERATIONS
The following table presents the operating results of the Company’s discontinued operations for the three month periods ended March 31, 2009 and 2008:
E-ONE (Fire Rescue Segment)

	Three months ended March 31,
	2009	2008
Net sales	$—	$53.2
Costs and expenses	(0.1)	(59.4)

Loss before income taxes	(0.1)	(6.2)
Income tax benefit	—	2.5

Loss on discontinued operations	$(0.1)	$(3.7)

Die and Mold Operations (Tool Segment)

	Three months ended March 31,
	2009	2008
Net sales	$—	$31.3
Costs and expenses	—	(29.8)

Income before income taxes	—	1.5
Income tax expense	—	(0.7)

Income on discontinued operations	$—	$0.8

Financial Services

	Three months ended March 31,
	2009	2008
Net sales	$—	$1.7
Costs and expenses	—	(2.0)

Loss before income taxes	—	(0.3)
Income tax benefit	—	0.6

Income on discontinued operations	$—	$0.3

All of the Company’s E-ONE businesses were discontinued in 2008 leaving just the Company’s Bronto businesses within its Fire Rescue segment. On August 5, 2008, the Company sold 100% of the shares of E-ONE, Inc. located in Ocala, Florida. The after-tax loss from discontinued operations for the quarter ended March 31, 2008 totaled $58.4 million, which related primarily to after-tax impairment charges that reflect the fair value of the net assets and the impairment of $6.2 million of goodwill attributable to the E-ONE business.

The Company provided its domestic municipal customers with the opportunity to finance purchases through leasing arrangements with the Company. Following the sale of the E-ONE business in 2008, the Company elected to discontinue its financial services activities through divestiture of this leasing portfolio. During 2008, the Company sold its municipal leasing portfolio to Banc of America Public Capital Corp. in several tranches for a gain of $0.3 million. Proceeds from the sale of the portfolio were used to repay debt associated with these assets. In October, 2008, the Company discontinued entirely its practice of providing lease financing to its customers and all other financial service activities, principally its dealer floor planning.
On April 21, 2008, the Company completed the sale of Dayton Progress Corporation (excluding Dayton Hong Kong) and its subsidiary, PCS Company, referred to collectively as “Die and Mold Operations”. The after-tax loss on disposal for the quarter ended March 31, 2008 was $27.1 million primarily due to asset impairments. Included in the loss on disposal was the remaining goodwill of the Tool Group of $55.8 million. The Company also closed the Dayton Hong Kong operation incurring a $4.6 million pre-tax impairment charge related to this business for the quarter ended March 31, 2008.
In December 2005, the Company determined that its investment in the Refuse business operating under the Leach brand name was no longer strategic. The majority of the assets of the business were sold and the operation was shut down. During the three month period ended March 31, 2008 the Company recorded an after-tax gain of $3.7 million primarily related to a revision in the estimate of product liability reserves for the Refuse business.
The following table shows an analysis of assets and liabilities of discontinued operations as of March 31, 2009 and December 31, 2008:

	March 31,	December 31,
($ in millions)	2009	2008
Current assets	$8.9	$6.9
Properties and equipment	0.1	0.2
Financial service assets, net	4.2	5.6

Total assets of discontinued operations	$13.2	$12.7

Current liabilities	$2.7	$6.1
Long-term liabilities	12.5	13.1
Financial service liabilities	3.9	5.2

Total liabilities of discontinued operations	$19.1	$24.4

7. RESTRUCTURING
In December 2008, the Company announced an objective to reduce salaried personnel costs by 13% in 2009 when compared to 2008 levels. This cost reduction was to affect not only salaries, benefits and equity compensation, but also contracted services and travel expenses. A process was created to review every organizational chart and employee reporting relationship within the company with the purpose of increasing spans of control of each manager and to better improve management oversight. In addition, certain contracted services were reviewed for termination. A charge of $2.7 million was recorded in the fourth quarter of 2008 to reflect severance and other costs associated with a salaried employee reduction in force and contract terminations. There were no changes to the estimate of charges at March 31, 2009.
The following presents an analysis of the restructuring reserves as of December 31, 2008 and March 31, 2009:

	Severance	Other	Total
Balance as of December 31, 2008	$2.0	$0.6	$2.6
Charges to expense	—	—	—
Cash payments	(1.6)	(0.2)	(1.8)

Balance as of March 31, 2009	$0.4	$0.4	$0.8

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
The Company has been sued by firefighters seeking damages claiming that exposure to the Company’s sirens has impaired their hearing and that the sirens are therefore defective. There are presently 33 cases filed during the period 1999-2004, involving a total of 2,443 plaintiffs pending in the Circuit Court of Cook County, Illinois. The trial of the first 27 of these plaintiffs’ claims began on March 18, 2008 and ended on April 25, 2008, when a Cook County jury returned a unanimous verdict in favor of the Company and absolved the Company of any liability for all 27 of these claims, which had been consolidated for trial. Since the first trial concluded, another 63 cases were dismissed, all during 2008. An additional 40 firefighter plaintiffs were selected for trial to begin on January 5, 2009. Plaintiffs’ counsel later moved to reduce the number of plaintiffs from 36 to 9. Trial of these nine plaintiffs began on February 6, 2009 and concluded on February 20, 2009 with a verdict returned against the Company and for the plaintiffs in varying amounts totaling $0.4 million. The Company is appealing this verdict. Since February 20, 2009 the Company is aware of four additional cases that have been filed in Cook County. Additional trial dates of plaintiff firefighters are scheduled during 2009 and 2010.
Federal Signal has been sued outside of the Cook County venue. With the exception of matters on appeal, Federal Signal is currently a defendant in 45 hearing loss lawsuits in Pennsylvania, involving a total of 45 plaintiffs. Two of these lawsuits have been set for trial during the fourth quarter of 2009. Four additional lawsuits are scheduled for trial during the first quarter of 2010. Four cases in the Supreme Court of Kings County, New York were dismissed on January 25, 2008 after the court granted Federal Signal’s motion to dismiss which eliminated all claims pending in New York. The Court subsequently denied reconsideration of its ruling. These cases are on appeal. All plaintiffs who have filed hearing loss cases against Federal Signal in other jurisdictions have dismissed their claims. Plaintiffs’ attorneys have threatened to file additional lawsuits. The Company intends to vigorously defend all of these lawsuits. The Company successfully defended approximately 41 similar cases in Philadelphia, Pennsylvania in 1999 resulting in a series of unanimous jury verdicts in favor of the Company.
Federal Signal’s ongoing negotiations with CNA over insurance coverage has resulted in reimbursements of a portion of the Company’s defense costs. In the three months ended March 31, 2009 and 2008 the Company received $0.6 million and $0.9 million, respectively, in reimbursements from CNA.
9. SEGMENT INFORMATION
The following table summarizes the Company’s operations by segment for the three month periods ended March 31, 2009 and 2008:

	Three months ended March 31,
	2009	2008
Net sales
Safety and Security Systems	$76.2	$90.8
Fire Rescue	32.5	23.1
Environmental Solutions	94.8	112.5

Total net sales	$203.5	$226.4

Operating income
Safety and Security Systems	$6.1	$8.3
Fire Rescue	2.4	0.7
Environmental Solutions	3.1	9.5
Corporate expense	(6.0)	(7.3)

Total operating income	$5.6	$11.2

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

Changes in the Company’s warranty liabilities for the three month periods ended March 31, 2009 and 2008 were as follows:

	Three months ended March 31,
	2009	2008
Balance at January 1	$6.4	$5.9
Provisions to expense	3.0	1.9
Actual costs incurred	(2.7)	(1.8)

Balance at March 31	$6.7	$6.0

The Company guaranteed the debt of a joint venture in China for up to a maximum of $12.5 million. Upon the decision to dissolve the joint venture in December 2008, the guaranteed debt outstanding balance of $9.4 million was included in short term borrowings at that time. Subsequently, the balance increased to $10.1 million which was fully paid in March 2009.
The Company also provides residual value guarantees on vehicles sold to certain customers. Proceeds received in excess of the fair value of the guarantee are deferred and amortized into income ratably over the life of the guarantee. The Company recorded these transactions as operating leases and recognized liabilities equal to the fair value of the guarantees. The notional amounts of the residual value guarantees totaled $0.9 million as of March 31, 2009. No losses have been incurred as of March 31, 2009. The guarantees expire in October 2012.
11. FAIR VALUE OF FINANCIAL INSTRUMENTS
In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FAS 133” (“FAS 161”). This new standard requires enhanced disclosures for derivative instruments, including those used in hedging activities. The Company adopted FAS No. 161 January 1, 2009 and the required disclosures are included herein.
To manage interest costs, the Company utilizes interest rate swaps in combination with its funded debt. Interest rate swaps executed in conjunction with long-term private placements effectively converts fixed rate debt to variable rate debt. At March 31, 2009, the Company’s receive fixed, pay variable swap agreements with a financial institution terminate in 2012. These agreements are designated as fair value hedges. In the second quarter of 2005, the Company de-designated a fair value hedge. The derivative does not qualify for hedge accounting under SFAS No. 133 and is marked-to-market with the offsetting adjustment recorded to income.
At March 31, 2009, the Company was also party to interest rate swap agreements with financial institutions in which the Company pays interest at a fixed rate and receives interest at variable LIBOR rates. These derivative instruments terminate in 2010. These interest rate swap agreements are designated as cash flow hedges. In the second quarter of 2005, the Company entered into an interest rate swap which was not designated as a hedge and is marked-to-market with the offsetting adjustment recorded to income.
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
For assets and liabilities measured at fair value on a recurring basis under the provisions of FAS 157, the Company uses an income approach to value the assets and liabilities for outstanding derivative contracts which include interest rate swap and foreign currency forward contracts. These contracts are valued using an income approach which consists of a discounted cash flow model that takes into account the present value of future cash flows under the terms of the contracts using current market information as of the reporting date such as prevailing interest rates and foreign currency spot and forward rates. The adoption of FSP 157-b on January 1, 2009 with respect to its non-financial assets and liabilities that are measured at fair value did not have a material impact on the Company’s consolidated financial statements. The following table provides a summary of the fair values of assets and liabilities under FAS 157:

		Fair Value Measurements at March 31, 2009
		Quoted Prices in Active	Significant Other	Significant
		Markets for Identical	Observable Inputs	Unobservable Inputs
Assets	Total	Assets (Level 1)	(Level 2)	(Level 3)
Derivatives	$5.5	$—	$5.5	$—
Short-term investments	10.0	—	10.0	—

		Fair Value Measurements at March 31, 2009
		Quoted prices in Active	Significant Other	Significant
		Markets for Identical	Observable Inputs	Unobservable Inputs
Liabilities	Total	Assets (Level 1)	(Level 2)	(Level 3)
Derivatives	$(4.7)	$—	$(4.7)	$—
At March 31, 2009 and December 31, 2008, the fair value of the Company’s derivative instruments was recorded as follows ($ in millions):

	Asset Derivatives		Liability Derivatives
	March 31, 2009		March 31, 2009
		Fair		Fair
	Balance Sheet Location	Value	Balance Sheet Location	Value
Derivatives designated as hedging instruments under FAS 133
Interest rate contracts	Deferred charges and other assets	$1.1	Other long-term liabilities	$1.3
Foreign exchange	Other current assets	1.0	Other current liabilities	0.3

Total derivatives designated as hedging instruments under FAS 133		2.1		1.6

Derivatives not designated as hedging instruments under FAS 133
Interest rate contracts	Deferred charges and other assets	1.1	Other long-term liabilities	1.8
Foreign exchange	Accounts receivable	2.3	Other current liabilities	1.3

Total derivatives not designated as hedging instruments under FAS 133		3.4		3.1

Total derivatives		$5.5		$4.7

	Asset Derivatives		Liability Derivatives
	December 31, 2008		December 31, 2008
		Fair		Fair
	Balance Sheet Location	Value	Balance Sheet Location	Value
Derivatives designated as hedging instruments under FAS 133
Interest rate contracts	Deferred charges and other assets	$1.1	Other long-term liabilities	$1.4
Foreign exchange contracts	Other current assets	1.6	Other current liabilities	0.5

Total derivatives designated as hedging instruments under FAS 133		2.7		1.9

	Asset Derivatives		Liability Derivatives
	December 31, 2008		December 31, 2008
		Fair		Fair
	Balance Sheet Location	Value	Balance Sheet Location	Value
Derivatives not designated as hedging instruments under FAS 133
Interest rate contracts	Deferred charges and other assets	—	Other long-term liabilities	0.7
Foreign exchange contracts	Accounts receivable	1.7	Other current liabilities	2.5

Total derivatives not designated as hedging instruments under FAS 133		1.7		3.2

Total derivatives		$4.4		$5.1

The effect of derivative instruments on the Condensed Consolidated Statement of Operations for the three months ended March 31, 2009, was as follows ($ in millions):

		Location of Gain/(Loss)	Amount of Gain/(Loss)
	Amount of Gain/(Loss)	Reclassified from	Reclassified from
Derivatives in FAS 133 Cash	reclassified in OCI on	Accumulated OCI into	Accumulated OCI into
Flow Hedging Relationships	Derivative (Effective Portion)	Income (Effective Portion)	Income (Effective Portion)
Interest rate contracts	$(1.3)	Interest expense	$—
Foreign exchange contracts	(0.4)	Net sales	(0.1)
Foreign exchange contracts	1.0	Other (expense) income, net	0.2

Total	$(0.7)		$0.1

		Amount of Gain/(Loss)
Derivatives Not Designated as Hedging	Location of Gain/(Loss) Recognized in	Recognized in Income on
Instruments under Statement 133	Income on Derivative	Derivative
Foreign exchange contracts	Other income (expense)	$1.8

Total		$1.8

At March 31, 2009 and December 31, 2008, accumulated other comprehensive loss associated with interest rate swaps and foreign exchange contracts qualifying for hedge accounting treatment was $0.6 million and $0.9 million, respectively, net of income tax effects. The Company expects $0.6 million of pre-tax net gain on cash flow hedges that are reported in accumulated other comprehensive loss as of March 31, 2009, to be reclassified into earnings within the next 12 months as the respective hedged transactions affect earnings. Additionally, $1.3 million of pre-tax net losses on cash flow hedges that are reported in accumulated other comprehensive loss as of March 31, 2009, is expected to be released into earnings in 2010.
12. NEW ACCOUNTING PRONOUNCEMENTS
In December 2007, the FASB issued FAS No. 141 (revised 2007), “Business Combinations” (“FAS 141(R)”), which expands the definition of a business and a business combination, requires the fair value of the purchase price of an acquisition including the issuance of equity securities to be determined on the acquisition date, requires that all assets, liabilities, contingent consideration, contingencies and in-process research and development costs of an acquired business be recorded at fair value at the acquisition date, requires that acquisition costs generally be expensed as incurred, requires that restructuring costs generally be expensed in periods subsequent to the acquisition date, and requires changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period to impact income tax expense. The Company adopted FAS 141(R) on January 1, 2009. The Company expects FAS 141(R) may have a material impact on its results of operations or consolidated financial statements in periods subsequent to or concurrent with future acquisitions.
In December 2007, the FASB issued FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“FAS 160”), which changes the accounting and reporting for minority interests such that minority interests will be recharacterized as noncontrolling interests and will be required to be reported as a component of equity, and requires that purchases or sales of equity interests that do not result in a change in control be accounted for as equity transactions and, upon a loss of control, requires the interest sold, as well as any interest retained, to be recorded at fair value with any gain or loss recognized in earnings. The Company adopted FAS 160 on January 1, 2009. The adoption of FAS 160 did not have a material impact on the Company’s operations or consolidated financial statements.

13. SUBSEQUENT EVENTS
On April 27, 2009, the Company executed the Global Amendment to Note Purchase Agreements (the “Global Amendment”) with the holders of its private placement debt notes (the “Notes”). The Global Amendment includes a provision allowing the Company to prepay $50.0 million of principal of the $173.4 million Notes outstanding at par with no prepayment penalty. The prepayment was executed on April 28, 2009, and included principal, related accrued interest and a fee of $0.2 million totaling $51.1 million. The prepayment was funded by the Company’s available capacity under its revolving credit facility.
The Global Amendment includes changes to the Notes’ coupon interest rates. The coupon interest rates on the Notes are increased by 100 basis points upon execution of the Global Amendment. On January 1, 2010, the outstanding Notes’ coupon interest rates increase by an additional 100 basis points. On April 1, 2010, the outstanding Notes’ coupon interest rates would increase an additional 200 basis points if the Company’s private placement debt rating does not improve by one ratings point on or before this date.
The Global Amendment also includes changes and additions to various covenants within the Note Agreements. Financial covenants were modified to more closely align with those included in the Company’s revolving credit facility agreement, which allows for the exclusion of various charges when computing covenants for minimum net worth and maximum debt to capitalization.

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
Consolidated Results of Operations
The following table presents the Company’s results of operations for the three month periods ended March 31, 2009 and 2008, respectively ($ in millions):

	Three months ended March 31,
	2009	2008
Net sales	$203.5	$226.4
Cost of sales	(152.9)	(168.2)

Gross profit	50.6	58.2
Operating expenses	(45.0)	(47.0)

Operating income	5.6	11.2
Interest expense	(3.3)	(5.1)
Loss on investment in joint venture	(0.9)	(0.6)
Other (expense) income, net	(0.1)	0.2
Income tax expense	(0.2)	(1.6)

Income from continuing operations	1.1	4.1
Loss from discontinued operations and disposal, net of tax	(0.1)	(89.0)

Net income (loss)	$1.0	$(84.9)

Other data:
Operating margin	2.8%	4.9%
Earnings per share — continuing operations	$0.02	$0.09
Orders	$177.2	$250.7
Net sales decreased 10% in the first quarter of 2009 compared to the same quarter of 2008 as a result of a decrease in volume at both the Environmental Solutions Group and the Safety and Security Systems Group, offset to some extent by an increase at the Fire Rescue Group (Bronto). The impact of unfavorable foreign currency movement, most notably the strengthened U.S. dollar versus European currencies was 4%.
Operating income declined $5.6 million in the first quarter of 2009 compared to the first quarter of 2008, despite lower operating expenses, as variable cost reductions and overall efficiency gains were insufficient to overcome lower sales volumes. Operating expenses were lower in 2009 due primarily to the absence of a $1.5 million charge in the first quarter of 2008 to establish a reserve for the Dallas Fort Worth airport contract dispute, which was resolved later in 2008. Also driving the lower operating expenses in 2009 were lower year over year hearing loss litigation expenses of $0.6 million and the absence of executive severance costs of $0.4 million offset partly by charges of $0.9 million for a voluntary reduction in force.
Interest expense decreased in the first quarter of 2009 to $3.3 million compared to $5.1 million in the same quarter last year due to lower interest rates and lower average borrowings.
The Company’s effective tax rate on earnings from continuing operations was 12.3% and 27.6% for the three-month periods ended March 31, 2009 and 2008, respectively. The lower tax rate reflects a $0.3 million benefit from the resolution of an IRS audit of the 2006 tax year and the benefit of research and development tax credits of approximately 1.4% that was not reflected in the three month period ended March 31, 2008, as the U.S. Congress had not yet extended the credit.
Income from continuing operations was $1.1 million for the quarter ended March 31, 2009 versus $4.1 million for the comparable period in 2008, due to lower operating income, as described above, offset by the benefit of lower interest expense and a lower effective tax rate.

For the quarter ended March 31, 2009 a loss on discontinued operations and disposals of $0.1 million was recorded. For the three month period ended March 31, 2008, there was a net loss of $89.0 million on discontinued operations relating primarily to the impairment of assets of the Die & Mold and E-ONE operations which were sold later in 2008.
Diluted earnings per share from continuing operations decreased 78% to $0.02 for the quarter ended March 31, 2009 from $0.09 in the comparable period in 2008.
Orders and Backlog
Orders decreased 29% from the first quarter of 2008 reflecting weakness across all segments and markets, with the exception of U.S. export orders which increased over the same prior year period. There was indication of improvement noted during the latter part of the quarter with orders in the municipal and government market sectors returning to prior year levels. Industrial market orders also began to show improvement, but remained below prior year levels. Non-U.S. orders which include mainly orders of our European businesses, contributed to the overall decline, and were further impacted by the unfavorable foreign currency variance versus the U.S. dollar in the quarter. Non-U.S. orders also improved later in the quarter.
U.S. municipal and government orders decreased 9% from the year ago comparable period as a result of lower orders for sewer cleaners of $1.8 million and police products of $3.3 million, offset by higher orders of $2.0 million for sweepers.
A 38% decline in U.S. industrial and commercial orders in the first quarter was caused by a $14.6 million reduction in orders for vacuum trucks, a $2.9 million reduction in other Environmental Solutions orders and a $6.3 million reduction in orders for Safety and Security Systems products.
Export orders in both the Environmental Solutions Group and Safety and Security Systems Group increased 5% over the comparable prior year period.
Non-U.S. domiciled orders were 47% below prior year orders in the aggregate. Declines in the Fire Rescue group of $37 million and $9.4 million in the Safety and Securities Systems Group were offset by a $0.7 million increase in Environmental Solutions orders. Non-U.S. domiciled orders were unfavorably impacted by a foreign exchange variance of 6%.
Backlog at $273.2 million decreased 26% over the same period in 2008 as a result of the lower order intake in the quarter.
Safety and Security Systems
The following table summarizes the Safety and Security Systems Group operating results for the three month periods ended March 31, 2009 and 2008, respectively ($ in millions):

	Three months ended March 31,
	2009	2008
Orders	$76.1	$95.9
Net sales	76.2	90.8
Operating income	6.1	8.3
Operating margin	8.0%	9.1%
Orders declined 21% in 2009 as a result of the global economic recession. Public Safety Systems orders were down $13.0 million, which reflects unfavorable foreign currency translation of $1.8 million. Industrial Systems were down $6.8 million, driven by domestic softness related to the oil and gas market slow down and large order timing.
Net sales decreased 16% compared to the first quarter of 2008 due to the lower order intake and an unfavorable foreign currency variance of 4%.

Operating income and margins decreased in the first quarter of 2009 from the comparable period in 2008 primarily as a result of lower volumes. A reduction of $3.1 million in engineering and selling related operating expenses during the period was not able to fully overcome the volume shortfall.
Fire Rescue
The following table summarizes the Fire Rescue Group’s operating results for the three month periods ended March 31, 2009 and 2008, respectively ($ in millions):

	Three months ended March 31,
	2009	2008
Orders	$20.8	$57.7
Net sales	32.5	23.1
Operating income	2.4	0.7
Operating margin	7.4%	3.0%
The Bronto plant expansion project in Pori, Finland was completed during the third quarter of 2008, adding approximately 40% to production capacity, providing the business with the opportunity to more cost-effectively meet demand and reduce backlog.
Orders decreased 64% from the first quarter of 2008, as early 2008 orders were at record levels across all market segments. Market demand for the Company’s products was weak in all regions in 2009.
Net sales increased by 41% in the first quarter compared to the prior year due to a higher volume of fire-lift units shipped in the quarter, the benefits of which were offset by an 18% decline as a result of a stronger U.S. dollar.
Operating income increased $1.7 million from the first quarter of 2008, and the operating margin increased 4.4 percentage points due to the increased sales volume offset slightly by higher sales commissions.
Environmental Solutions
The following table summarizes the Environmental Solutions Group’s operating results for the three month periods ended March 31, 2009 and 2008, respectively ($ in millions):

	Three months ended March 31,
	2009	2008
Total orders	$80.3	$97.1
Net sales	94.8	112.5
Operating income	3.1	9.5
Operating margin	3.3%	8.4%
Orders of $80.3 million in the first quarter of 2009 were 17% below the prior year quarter driven by a $14.6 million decrease in industrial vacuum trucks. Orders in municipal markets, export, and non-U.S. markets remained flat in comparison with the prior year comparable period, trending toward improvement in the later part of the quarter. Industrial orders continued to decline.
Net sales decreased 16% compared to the first quarter in 2008 as a result of lower sales volume of sweepers and sewer cleaners. The decline in sales volume translated to lower operating income and margin offset in part by improved sales mix and a reduction in engineering and selling related operating expenses of $0.7 million.

Corporate Expenses
Corporate expenses decreased to $6.0 million for the first quarter of 2009 compared to $7.3 million in the first quarter of 2008. The decrease is due to $0.6 million of lower legal costs associated with the Company’s ongoing firefighter hearing loss litigation and the absence of a $1.5 million charge in the first quarter of 2008 related to the contract dispute with respect to the Dallas Fort Worth airport project which was settled at the end of 2008. These favorable variances were offset by an increase in expense in the first quarter of 2009 of $0.6 million associated with proxy solicitation costs for a proxy contest initiated by an activist shareholder.
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
The following table summarizes the Company’s cash flows for the three month periods ended March 31, 2009 and 2008, respectively ($ in millions):

	Three months ended March 31,
	2009	2008
Operating cash flow	$7.8	$11.3
Investing, net	(0.9)	(8.6)
Debt (repayments) borrowings, net	(11.5)	12.0
Dividends	(2.9)	(2.9)
Payments for discontinued financing activities	(6.4)	(15.4)
Other, net	0.2	0.1

Decrease in cash and cash equivalents	$(13.7)	$(3.5)

Operating cash flow decreased $3.5 million from the comparable period in 2008. Discontinued operations provided $1.4 million in cash versus $18.0 million in the comparable prior year quarter due to the collection of lease receivables in the prior year quarter. Cash flows provided by continuing operations increased $13.1 million from improvement in working capital management, including improved collection of outstanding receivables.
The Company’s investing activities in 2009 include cash proceeds of $2.9 million that are related to the final working capital adjustment on the sale of E-One, Inc. versus a use of cash of $0.9 million in the prior year quarter. In addition, capital expenditures decreased $3.9 million in comparison to the prior year quarter primarily due to expenditures in 2008 for the Bronto plant expansion.
Debt net of cash as a percentage of capitalization was 46.4% at March 31, 2009, versus 46.3% at the end of 2008.
At March 31, 2009, $90.6 million was drawn against the Company’s revolving credit facility which provides for borrowings up to $250.0 million and matures April 25, 2012. Borrowings under the facility bear interest, at the Company’s option, at the Base Rate or LIBOR, plus an applicable margin. The applicable margin ranges from 0.00% to 0.75% for Base Rate borrowings and 1.00% to 2.00% for LIBOR borrowings depending on the Company’s total indebtedness to capital ratio. At March 31, 2009, the Company’s applicable margin over LIBOR and Base Rate borrowings was 1.50% and 0.25%, respectively.

The Company’s revolving credit facility and private placement notes contain certain financial covenants for each fiscal quarter end. At March 31, 2009, the Company was in compliance with its covenants. On April 27, 2009 the Company amended its agreement with the holders of its private placement notes (see Note 13 of the Financial Statements for more information). The Company expects to be in compliance with its covenants for the balance of the year.
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
Contractual Obligations and Commercial Commitments
Short-term borrowings decreased to $1.2 million at March 31, 2009 from $12.6 million at December 31, 2008 reflecting the payment in full of the $9.4 million obligation at December 31, 2008 to guaranty the debt of a joint venture in China. Total long-term borrowings decreased to $239.8 million at March 31, 2009 from $241.2 million at December 31, 2008. See the Financial Condition, Liquidity and Cash Flow section of this report for more information. There have been no other significant changes in the first three months of 2009 to the Company’s contractual obligations and commercial commitments as summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
Changes to the Company’s accrual for product warranty claims in the first three months of 2009 is discussed in Note 10.

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
The information contained in Note 10, “Commitments and Guarantees” to the Condensed Consolidated Financial Statements of this Form 10-Q discusses the changes in the Company’s exposure to market risk during the three month period ended March 31, 2009. For additional information, refer to the discussion contained under the caption “Market Risk Management” included in Item 7 of the Company’s Form 10-K for the year ended December 31, 2008.
Item 4. Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2009. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2009. As a matter of practice, the Company’s management continues to review and document disclosure controls and procedures, including internal controls and procedures for financial reporting. From time to time, the Company may make changes aimed at enhancing the effectiveness of the controls and to ensure that the systems evolve with the business. During the quarter ended March 31, 2009, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II. Other Information
Item 1. Legal Proceedings
The information is set forth in Footnote 8 of the financial statements included in Part I of this Form 10-Q are incorporated herein by reference.
Item 1A. Risk Factors
There have been no material changes in the risk factors described in Item 1A (“Risk Factors”) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
Item 5. Other Information.
On May 1, 2009, the Company issued a press release announcing its financial results for the three months ended March 31, 2009. The full text of the press release is included as Exhibit 99.1 to this Form 10-Q.
Item 6. Exhibits
Exhibit 31.1 — CEO Certification under Section 302 of the Sarbanes-Oxley Act
Exhibit 31.2 — CFO Certification under Section 302 of the Sarbanes-Oxley Act
Exhibit 32.1 — CEO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act
Exhibit 32.2 — CFO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act
Exhibit 10.1 — Global Amendment
Exhibit 10.2 — Performance Based Agreement
Exhibit 99.1 — Press Release dated May 1, 2009

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Signal Corporation

Date: May 1, 2009	By:	/s/ William G. Barker

William G. Barker, Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.		Description
Exhibit 31.1	—	CEO Certification under Section 302 of the Sarbanes-Oxley Act

Exhibit 31.2	—	CFO Certification under Section 302 of the Sarbanes-Oxley Act

Exhibit 32.1	—	CEO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act

Exhibit 32.2	—	CFO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act

Exhibit 10.1	—	Global Amendment

Exhibit 10.2	—	Performance Based Agreement

Exhibit 99.1	—	Press Release dated May 1, 2009