Form 10-Q
period 2009-06-30
FEDERAL SIGNAL CORP /DE/
filed 2009-07-30
CIK 277509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
     Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the Company has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Company was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☑ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer (Do not check if a smaller reporting company)	☐ Smaller reporting company
     Indicate by check mark whether the Company is a shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the Company’s classes of common stock, as of the latest practicable date.

Title
Common Stock, $1.00 par value	48,752,075 shares outstanding at July 13, 2009

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
These risks and uncertainties, some of which are beyond the Company’s control, include the cyclical nature of the Company’s industrial, municipal, government and commercial markets, availability of credit and third-party financing for customers, volatility in securities trading markets, economic downturns, risks associated with suppliers, dealer and other partner alliances, changes in cost competitiveness including those resulting from foreign currency movements, technological advances by competitors, increased warranty and product liability expenses, compliance with environmental and safety regulations, restrictive debt covenants, disruptions in the supply of parts or components from sole source suppliers and subcontractors, retention of key employees and general changes in the competitive environment. These risks and uncertainties include, but are not limited to, the risk factors described under “Risk Factors” in the Company’s Annual Report on Form 10-K, Form 10-Qs and other filings with the SEC. These factors may not constitute all factors that could cause actual results to differ materially from those discussed in any forward-looking statement. The Company operates in a continually changing business environment and new factors emerge from time to time. The Company cannot predict such factors nor can it assess the impact, if any, of such factors on its financial position or results of operations. Accordingly, forward-looking statements should not be relied upon as a predictor of actual results. The Company disclaims any responsibility to update any forward-looking statement provided in this Form 10-Q.
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

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended June 30,		Six months ended June 30,
($ in millions, except per share data)	2009	2008	2009	2008
Net sales	$204.2	$239.7	$394.3	$453.9
Costs and expenses:
Cost of sales	(149.8)	(175.1)	(291.1)	(332.9)
Selling, general and administrative	(45.1)	(47.1)	(88.4)	(92.1)

Operating income	9.3	17.5	14.8	28.9
Interest expense	(2.8)	(4.0)	(6.2)	(9.1)
Loss on investment in joint venture	—	(0.6)	(0.9)	(1.2)
Other income (expense), net	0.1	(0.8)	—	(0.7)

Income before income taxes	6.6	12.1	7.7	17.9
Income tax expense	(1.5)	(4.4)	(1.6)	(5.9)

Income from continuing operations	5.1	7.7	6.1	12.0
Loss from discontinued operations and disposal, net of income tax benefit of $0, $3.8, $0 and $17.9, respectively	(10.0)	(21.1)	(10.0)	(110.3)

Net loss	$(4.9)	$(13.4)	$(3.9)	$(98.3)

COMMON STOCK DATA:
Basic and diluted earnings per share:
Earnings from continuing operations	$0.11	$0.16	$0.13	$0.25
Loss from discontinued operations and disposal	(0.21)	(0.44)	(0.21)	(2.30)

Loss per share	$(0.10)	$(0.28)	$(0.08)	$(2.05)

Weighted average common shares outstanding:
Basic	48.0	47.6	48.4	47.8
Diluted	48.0	47.6	48.4	47.8

Cash dividends per share of common stock	$0.06	$0.06	$0.12	$0.12
See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2009	2008	2009	2008
Net loss	$(4.9)	$(13.4)	$(3.9)	$(98.3)
Other comprehensive income (loss), net of tax -
Foreign currency translation	14.1	(5.6)	11.7	3.7
Net derivative (loss) gain, cash flow hedges	(0.3)	—	—	0.9
Net change in unrecognized pension and postretirement losses, net	(1.0)	0.5	(0.6)	0.6

Comprehensive income (loss)	$7.9	$(18.5)	$7.2	$(93.1)

See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
($ in millions)	2009	2008
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$12.1	$23.4
Short-term investments	—	10.0
Accounts receivable, net of allowances for doubtful accounts of $1.9 and $2.0, respectively	122.3	138.6
Inventories	127.7	129.4
Other current assets	23.2	21.5

Total current assets	285.3	322.9
Properties and equipment, net	66.6	63.5
Other assets
Goodwill	326.4	328.1
Intangible assets, net of accumulated amortization	49.4	47.8
Deferred tax assets	26.6	30.3
Deferred charges and other assets	2.0	4.4

Total assets of continuing operations	756.3	797.0
Assets of discontinued operations, net	34.4	37.0

Total assets	$790.7	$834.0

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$2.2	$12.6
Current portion of long-term borrowings	40.4	25.1
Accounts payable	42.6	48.4
Accrued liabilities
Compensation and withholding taxes	20.9	23.9
Customer deposits	12.2	17.4
Other	48.3	48.6

Total current liabilities	166.6	176.0
Long-term borrowings	213.0	241.2
Long-term pension liabilities	54.3	58.0
Deferred gain	25.2	26.2
Other long-term liabilities	12.0	13.3

Total liabilities of continuing operations	471.1	514.7
Liabilities of discontinued operations	27.1	34.8

Total liabilities	498.2	549.5
Shareholders’ equity
Common stock, $1 par value per share, 90.0 million shares authorized, 49.6 million and 49.3 million shares issued, respectively	49.6	49.3
Capital in excess of par value	92.4	106.4
Retained earnings	216.7	226.4
Treasury stock, 0.8 million and 1.9 million shares at cost, respectively	(15.8)	(36.1)
Accumulated other comprehensive income (loss):
Foreign currency translation, net	7.6	(4.1)
Net derivative loss, cash flow hedges, net	(0.9)	(0.9)
Unrecognized pension and postretirement losses, net	(57.1)	(56.5)

Total accumulated other comprehensive loss	(50.4)	(61.5)

Total shareholders’ equity	292.5	284.5

Total liabilities and shareholders’ equity	$790.7	$834.0

See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six months ended June 30,
($ in millions)	2009	2008
Operating activities:
Net loss	$(3.9)	$(98.3)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on discontinued operations and disposal	10.0	110.3
Loss on joint venture	0.9	1.2
Depreciation and amortization	7.8	8.1
Stock-based compensation expense	2.7	1.9
Pension contributions	(0.5)	(5.8)
Working capital (1)	6.4	(12.3)
Other	(4.3)	3.5

Net cash provided by continuing operating activities	19.1	8.6
Net cash provided by discontinued operating activities	1.5	77.3

Net cash provided by operating activities	20.6	85.9

Investing activities:
Purchases of properties and equipment, net	(8.0)	(15.5)
Other, net	10.0	(0.1)

Net cash provided by (used for) continuing investing activities	2.0	(15.6)
Net cash provided by discontinued investing activities	2.8	52.7

Net cash provided by investing activities	4.8	37.1

Financing activities:
Decrease in short-term borrowings, net	(10.4)	(0.9)
Payments on long-term borrowings, net	(14.0)	(36.0)
Purchases of treasury stock	—	(6.0)
Cash dividends paid to shareholders	(5.8)	(5.8)
Other, net	(0.4)	—

Net cash used for continuing financing activities	(30.6)	(48.7)
Net cash used for discontinued financing activities	(6.7)	(70.8)

Net cash used for financing activities	(37.3)	(119.5)

Effects of foreign exchange rate changes on cash	0.6	0.6

(Decrease) increase in cash and cash equivalents	(11.3)	4.1
Cash and cash equivalents at beginning of period	23.4	12.5

Cash and cash equivalents at end of period	$12.1	$16.6

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
In the opinion of the management of the Company, the information contained herein reflects all adjustments necessary to present fairly the Company’s financial position results of operations and cash flows for, the interim periods. Such adjustments are of a normal recurring nature. The operating results for the three and six month periods ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year of 2009.
The Company reports its interim quarterly periods on a 13-week basis ending on a Saturday with the fiscal year ending on December 31. For presentation, the Company uses “June 30, 2009” to refer to its financial position as of June 27, 2009 and its results of operations for the 13-week and 26-week periods ended June 27, 2009 and “June 30, 2008” to refer to its financial position as of June 28, 2008 and its results of operations for the 13-week and 26-week periods ended June 28, 2008.
In connection with our adoption of FAS 165, which we were required to adopt, effective for the second quarter, we have evaluated all subsequent events through July 30, 2009, the date the financial statements were issued.
2. SIGNIFICANT ACCOUNTING POLICIES
Reclassifications: Certain balances in 2008 have been reclassified to conform to the 2009 presentation. Included with reclassifications are restatements for discontinued operations. The current year discontinued operations arise out of the Environmental Safety Group segment.
Earnings per share: Basic earnings (loss) per share (EPS) is computed by dividing net income (loss) by the weighted average common shares outstanding, which totaled 48.0 million and 47.6 million for the quarters ended June 30, 2009 and 2008, respectively and 48.4 million and 47.8 million for the six month periods ended June 30, 2009 and 2008, respectively. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average common shares outstanding plus additional common shares that would have been outstanding assuming the exercise of stock options and vesting of performance share units that are dilutive. The Company uses the treasury stock method to calculate dilutive shares. For the quarters ended June 30, 2009 and 2008, 0 and 1,015 employee stock options, respectively were considered potential dilutive common shares. However, the 1,015 shares for the quarter ended June 30, 2008 are antidilutive due to the net loss during that period. As a result, they are excluded from the denominator for the diluted earnings per share calculation. For the six month period ended June 30, 2009 and 2008, no employee stock options were considered potential dilutive common shares. The weighted average number of shares outstanding for diluted earnings per share was 48.0 million and 47.6 million for the quarters ended June 30, 2009 and 2008, respectively; and 48.4 million and 47.8 million for the six months ended June 30, 2009 and 2008, respectively.
3. INVENTORIES
Inventories are summarized as follows:

	June 30,	December 31,
	2009	2008
Raw materials	$58.0	$63.9
Work in progress	35.0	33.4
Finished goods	34.7	32.1

Total inventories	$127.7	$129.4

4. INCOME TAXES
The Company’s effective tax rate was 21.0% and 33.2% for the six month periods ended June 30, 2009 and 2008, respectively. The lower tax rate for the six month period ending June 30, 2009 reflects better foreign tax effects due to reduced losses in China, and research and development tax credit benefits of approximately 2.0% that are not reflected in the six month period ended June 30, 2008, as Congress had not yet extended the credit.
The Company’s unrecognized tax benefits were $5.0 million at January 1, 2009 of which $4.4 million of tax benefits that if recognized, would reduce the annual effective tax rate. The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. Interest and penalties amounting to $0.6 million and $0.1 million, respectively, are included in the consolidated balance sheet at June 30, 2009. The Company does not expect the unrecognized tax benefits to change significantly over the next 12 months. In the six months ended June 30, 2009, the Company recognized $0.3 million of previously unrecognized tax benefits.
5. POSTRETIREMENT BENEFITS
The components of the Company’s net periodic pension expense for its defined benefit pension plans are summarized as follows:

	US Benefit Plans				Non-US Benefit Plan
	Three months ended		Six months ended		Three months ended		Six months ended
	June 30,		June 30,		June 30,		June 30,
	2009	2008	2009	2008	2009	2008	2009	2008
Service cost	$—	$0.2	$—	$0.6	$—	$0.1	$—	$0.1
Interest cost	1.9	2.2	4.0	4.5	0.7	0.9	1.3	1.7
Expected return on plan assets	(2.5)	(2.8)	(4.8)	(5.6)	(0.7)	(1.1)	(1.3)	(2.1)
Amortization of actuarial loss	0.5	0.2	1.0	0.4	0.1	0.1	0.4	0.3
Curtailment charge	—	0.4	—	0.4	—	—	—	—
Settlement charge	—	2.4	—	2.4	—	—	—	—

Net periodic pension (income) expense	$(0.1)	$2.6	$0.2	$2.7	$0.1	$—	$0.4	$—

On April 28, 2008, an amendment to the Company’s U.S. defined benefit plans for University Park, Illinois IBEW employees within the Safety and Security Systems Group was approved. The amendment froze service accruals for these employees as of December 31, 2008. A similar amendment for all of the Company’s remaining U.S. employees was approved in July 2006.
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
During the six month period ended June 30, 2009, the Company contributed 1.1 million shares of the Company’s common stock held in treasury to the U.S. pension plan. The stock was valued at $4.4 million based upon prices in the open market at the contribution date. The Company contributed $5.0 million during the six months ended June 30, 2008 to its U.S. defined benefit plan. In addition, the Company contributed $0.5 million and $0.8 million to its non-U.S. defined benefit plan during the six months ended June 30, 2009 and 2008, respectively.

6. DEBT
On April 27, 2009, the Company executed the Global Amendment to Note Purchase Agreements (the “Global Amendment”) with the holders of its private placement debt notes (the “Notes”). The Global Amendment included a provision allowing the Company to prepay $50.0 million of principal of the $173.4 million Notes outstanding at par with no prepayment penalty. The prepayment was executed on April 28, 2009, and included principal, related accrued interest and a fee of $0.2 million totaling $51.1 million. The prepayment was funded by the Company’s available capacity under its revolving credit facility.
The Global Amendment included changes to the Notes’ coupon interest rates. The coupon interest rates on the Notes were increased by 100 basis points upon execution of the Global Amendment. On January 1, 2010, the outstanding Notes’ coupon interest rates will increase by an additional 100 basis points. On April 1, 2010, the outstanding Notes’ coupon interest rates will increase an additional 200 basis points if the Company’s private placement debt rating does not improve by one rating level on or before this date.
The Global Amendment also included changes and additions to various covenants within the Note Agreements. Financial covenants were modified to more closely align with those included in the Company’s revolving credit facility agreement, which allows for the exclusion of various charges when computing covenants for minimum net worth and maximum debt to capitalization.
In May 2009, the Company terminated an interest-rate swap agreement with a notional amount of $20.0 million to effectively convert fixed rate interest on its aforementioned notes to variable interest rates based on three-month LIBOR and was accounted for as a fair value hedge. This instrument was classified as a liability and had a termination fair value of $1.2 million of income at cash settlement, which included $0.2 million of accrued interest payable to the Company. Hedge accounting treatment was discontinued prospectively and the offsetting adjustment to the carrying amount of the debt will be amortized to interest expense over the remaining life of the debt.
In May 2009, the Company terminated an interest-rate swap agreement with a notional amount of $25.0 million in which the Company paid interest at a fixed rate and received interest at variable LIBOR rates and was accounted for as a cash flow hedge. This instrument was classified as a liability with the offsetting losses deferred in accumulated other comprehensive income and had a termination fair value of $0.4 million at cash settlement. Hedge accounting treatment was discontinued prospectively and the amount of the loss will be amortized out of other comprehensive income into interest expense over the remaining life of the debt.
In May 2009, the Company terminated interest rate swaps which did not qualify for hedge accounting under SFAS No. 133 and were marked-to market with the offsetting adjustment recorded to interest expense. These instruments had a termination fair value of $0.7 million at cash settlement.
7. DISCONTINUED OPERATIONS
The following table presents the operating results of the Company’s discontinued operations for the three and six month periods ended June 30, 2009 and 2008:
Ravo (Environmental Solutions Segment)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net sales	$13.2	$13.2	$26.6	$25.3
Costs and expenses	(12.6)	(13.2)	(25.8)	(25.4)

Income (loss) before income taxes	0.6	—	0.8	(0.1)
Income tax benefit (expense)	—	—	—	—

Income (loss) on discontinued operations	$0.6	$—	$0.8	$(0.1)

E-ONE (Fire Rescue Segment)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net sales	$—	$77.7	$—	$130.9
Costs and expenses	—	(80.5)	(0.1)	(139.8)

Loss before income taxes	—	(2.8)	(0.1)	(8.9)
Income tax benefit	—	3.4	—	5.8

Income (loss) on discontinued operations	$—	$0.6	$(0.1)	$(3.1)

Die and Mold Operations (Tool Segment)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net sales	$—	$8.3	$—	$39.6
Costs and expenses	—	(8.4)	—	(38.3)

(Loss) income before income taxes	—	(0.1)	—	1.3
Income tax expense	—	(0.1)	—	(0.7)

(Loss) income on discontinued operations	$—	$(0.2)	$—	$0.6

Financial Services

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net sales	$0.1	$1.5	$0.1	$3.2
Costs and expenses	—	(1.8)	(0.1)	(3.8)

Income (loss) before income taxes	0.1	(0.3)	—	(0.6)
Income tax benefit	—	0.5	—	1.0

Income on discontinued operations	$0.1	$0.2	$—	$0.4

In May 2009, the Company entered into negotiations regarding the sale of its European sweeper business, Ravo Holdings B.V., (“Ravo”) located in the Netherlands. As of June 30, 2009, the Ravo businesses have been classified as discontinued operations. The results of Ravo’s operations previously were included within the Environmental Solutions Group. On July 16, 2009, the sale of these businesses was completed for €8.5 million, or approximately $12.0 million. Proceeds from the sale are intended to pay down debt and fund core operations. In association with this sale, the Company recognized a loss on discontinued operations of Ravo of $10.8 million at June 30, 2009. The loss includes a write-down of $4.2 million to reflect the fair value of the net assets sold, costs associated with the sale of $0.4 million, and the write-off of $6.2 million of goodwill of the Environmental Solutions Group attributable to Ravo.
In accordance with paragraph 39 of SFAS 142, the goodwill attributable to Ravo was determined based on its fair value in comparison to the fair value of the remaining businesses within the Environmental Solutions Group. The sale price of $12.0 million represented the fair value of Ravo, which was 5% of the fair value of the entire Group, as the remaining businesses are more profitable and have greater earnings potential than Ravo. This 5% was then applied to the Group’s goodwill balance of $126.5 million to derive the goodwill attributable to Ravo of $6.2 million.
All of the Company’s E-ONE businesses were discontinued in 2008 leaving just the Company’s Bronto businesses within its Fire Rescue segment. On August 5, 2008, the Company sold 100% of the shares of E-ONE, Inc. located in Ocala, Florida. The after-tax loss on disposal for the six month period ended June 30, 2008 totaled $77.1 million, which related primarily to after-tax impairment charges that reflect the fair value of the net assets and the impairment of $6.2 million of goodwill attributable to the E-ONE businesses. In accordance with paragraph 39 of SFAS 142, the goodwill of E-ONE was based on its fair value in comparison to the fair value of the Bronto businesses. The sale price of E-ONE, which was representative of its fair value, was approximately 14% of the Fire Rescue Group’s fair value. Applying the 14% to the Group’s goodwill yielded goodwill attributable to E-ONE of $6.2 million. The Bronto businesses’ fair value was significantly greater than E-ONE’s fair value since Bronto was profitable and growing, while E-ONE was unprofitable and losing market share.
The Company provided its domestic municipal customers with the opportunity to finance purchases through leasing arrangements with the Company. Following the sale of the E-ONE businesses in 2008, the Company elected to discontinue its financial services activities through divestiture of this leasing portfolio. During the six month period ended June 30, 2008, the Company sold its municipal leasing portfolio to Banc of America Public Capital Corp. in several tranches for value which approximated book value. Proceeds from the sale of the portfolio were used to repay debt associated with these assets. In October 2008, the Company discontinued entirely lease financing to its customers and all other financial service activities, principally its dealer floor planning in its entirety.
On April 21, 2008, the Company completed the sale of Dayton Progress Corporation (excluding Dayton Hong Kong) and its subsidiary, PCS Company, referred to collectively as “Die and Mold Operations”. For the three month period ended June 30, 2008, the after-tax loss on disposal was $2.4 million, primarily due to curtailment/settlement charges in relation to the defined benefit pension plan as discussed in Note 5. The after-tax loss on disposal for the six month period ended June 30, 2008 was $29.5 million primarily due to asset impairments. Included in the loss on disposal was the remaining goodwill of the Tool Group of $55.8 million. The Company also closed the Dayton Hong Kong operation incurring a $5.0 million pre-tax impairment charge related to this business for the six month period ended June 30, 2008.

In December 2005, the Company determined that its investment in the Refuse business operating under the Leach brand name was no longer strategic. The majority of the assets of the business were sold and the operation was shut down. During the six month period ended June 30, 2008 the Company recorded an after-tax gain of $3.5 million primarily related to a revision in the estimate of product liability reserves for the Refuse business.
The following table shows an analysis of assets and liabilities of discontinued operations as of June 30, 2009 and December 31, 2008:

	June 30,	December 31,
($ in millions)	2009	2008
Current assets	$25.2	$23.6
Properties and equipment	—	2.1
Long-term assets	5.9	5.7
Financial service assets, net	3.3	5.6

Total assets of discontinued operations	$34.4	$37.0

Current liabilities	$13.0	$16.5
Long-term liabilities	11.0	13.1
Financial service liabilities	3.1	5.2

Total liabilities of discontinued operations	$27.1	$34.8

Included in long-term liabilities is $7.5 million relating to estimated product liability obligations of the North American refuse truck body business.
8. RESTRUCTURING
In December 2008, the Company announced an objective to reduce salaried personnel costs by 13% in 2009 when compared to 2008 levels. This cost reduction was to affect not only salaries, benefits and equity compensation, but also contracted services and travel expenses. A process was created to review every organizational chart and employee reporting relationship within the Company with the purpose of increasing spans of control of each manager and to better improve management oversight. In addition, certain contracted services were reviewed for termination. A charge of $2.7 million was recorded in the fourth quarter of 2008 to reflect severance and other costs associated with a salaried employee reduction in force and contract terminations. There were no changes to the estimate of charges at June 30, 2009.
The following presents an analysis of the restructuring reserves as of December 31, 2008 and June 30, 2009:

	Severance	Other	Total
Balance as of December 31, 2008	$2.0	$0.6	$2.6
Charges to expense	—	—	—
Cash payments	(1.7)	(0.2)	(1.9)

Balance as of June 30, 2009	$0.3	$0.4	$0.7

9. LEGAL PROCEEDINGS
The Company is subject to various claims, other pending and possible legal actions for product liability and other damages and other matters arising out of the conduct of the Company’s business. The Company believes, based on current knowledge and after consultation with counsel, that the outcome of such claims and actions will not have an adverse effect on the Company’s consolidated financial position or results of operations. However, in the event of unexpected future developments, it is possible that the ultimate resolution of such matters, if unfavorable, could have a material adverse effect on the Company’s results of operations.
The Company has been sued by firefighters seeking damages claiming that exposure to the Company’s sirens has impaired their hearing and that the sirens are therefore defective. There were 33 cases filed during the period 1999-2004, involving a total of 2,443 plaintiffs pending in the Circuit Court of Cook County, Illinois. The trial of the first 27 of these plaintiffs’ claims began on March 18, 2008 and ended on April 25, 2008, when a Cook County jury returned a unanimous verdict in favor of the Company. Since the first trial concluded, another 63 cases were dismissed, all during 2008. An additional 40 firefighter plaintiffs were selected for trial to begin on January 5, 2009. Plaintiffs’ counsel later moved to reduce the number of plaintiffs from 40 to 9. Trial of these nine plaintiffs began on February 6, 2009 and concluded on February 20, 2009 with a verdict returned against the Company and for the plaintiffs in varying amounts totaling $0.4 million. The Company is appealing this verdict. All trials previously scheduled during 2009 and 2010 are stayed pending the result of this appeal. Since February 20, 2009, the Company is aware of five additional cases have been filed in Cook County, involving 219 plaintiffs.

The Company has also been sued on this issue outside of the Cook County venue. With the exception of matters on appeal, Federal Signal is currently a defendant in 48 hearing loss lawsuits in Pennsylvania, involving a total of 48 plaintiffs. Forty-two of these lawsuits have been filed since February 20, 2009. Two of these lawsuits have been set for trial during the fourth quarter of 2009. Four additional lawsuits are scheduled for trial during the first quarter of 2010. Four cases in the Supreme Court of Kings County, New York were dismissed on January 25, 2008 after the court granted the Company’s motion to dismiss which eliminated all claims pending in New York. The court subsequently denied reconsideration of its ruling. On appeal, the Court affirmed the trial court’s dismissal of the cases. All plaintiffs who have filed hearing loss cases against the Company in other jurisdictions have dismissed their claims. Plaintiffs’ attorneys have threatened to file additional lawsuits. The Company intends to vigorously defend all of these lawsuits. The Company successfully defended approximately 41 similar cases in Philadelphia, Pennsylvania in 1999 resulting in a series of unanimous jury verdicts in favor of the Company.
Federal Signal’s ongoing negotiations with CNA over insurance coverage on these claims have resulted in reimbursements of a portion of the Company’s defense costs. In the three month period ended June 30, 2008, the Company recorded $0.5 million of reimbursements from CNA as a reduction of corporate operating expenses. In the six month period ended June 30, 2009 and 2008, reimbursement of $0.6 million and $1.4 million, respectively were recorded.
10. SEGMENT INFORMATION
The following table summarizes the Company’s operations by segment for the three and six month periods ended June 30, 2009 and 2008:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net sales
Safety and Security Systems	$78.8	$94.8	$155.0	$185.6
Fire Rescue	41.5	41.4	74.0	64.4
Environmental Solutions	83.9	103.5	165.3	203.9

Total net sales	$204.2	$239.7	$394.3	$453.9

Operating income
Safety and Security Systems	$8.9	$10.9	$15.1	$19.2
Fire Rescue	4.9	3.2	7.3	3.9
Environmental Solutions	6.2	10.9	9.2	20.6
Corporate expense	(10.7)	(7.5)	(16.8)	(14.8)

Total operating income	$9.3	$17.5	$14.8	$28.9

11. COMMITMENTS AND WARRANTIES
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
Changes in the Company’s warranty liabilities for the six month period ended June 30, 2009 and 2008 were as follows:

	Six months ended June 30,
	2009	2008
Balance at January 1	$5.8	$5.2
Provisions to expense	5.0	3.7
Actual costs incurred	(4.4)	(3.3)

Balance at June 30	$6.4	$5.6

The Company guaranteed the debt of a joint venture in China for up to a maximum of $12.5 million. Upon the decision to dissolve the joint venture in December 2008, the guaranteed debt outstanding balance of $9.4 million was included in short term borrowings at that time. Subsequently, the balance increased to $10.1 million which was fully paid in March 2009.

12. FAIR VALUE OF FINANCIAL INSTRUMENTS
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
At June 30, 2009, the Company was party to interest rate swap agreements with financial institutions in which the Company pays interest at a fixed rate and receives interest at variable LIBOR rates. These derivative instruments terminate in 2010. These interest rate swap agreements are designated as cash flow hedges.
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
For assets and liabilities measured at fair value on a recurring basis under the provisions of FAS 157, the Company uses an income approach to value the assets and liabilities for outstanding derivative contracts which include interest rate swap and foreign currency forward contracts. The income approach consists of a discounted cash flow model that takes into account the present value of future cash flows under the terms of the contracts using current market information as of the reporting date, such as prevailing interest rates and foreign currency spot and forward rates. The adoption of FSP 157-b on January 1, 2009 with respect to the Company’s non-financial assets and liabilities that are measured at fair value did not have a material impact on its consolidated financial statements. The following table provides a summary of the fair values of assets and liabilities under FAS 157:

Fair Value Measurements at June 30, 2009
Assets
		Quoted Prices in Active	Significant Other	Significant
		Markets for Identical	Observable Inputs	Unobservable Inputs
	Total	Assets (Level 1)	(Level 2)	(Level 3)
Derivatives	$2.4	$—	$2.4	$—

Fair Value Measurements at June 30, 2009
Liabilities
		Quoted prices in Active	Significant Other	Significant
		Markets for Identical	Observable Inputs	Unobservable Inputs
	Total	Assets (Level 1)	(Level 2)	(Level 3)
Derivatives	$2.3	$—	$2.3	$—

At June 30, 2009 and December 31, 2008, the fair value of the Company’s derivative instruments was recorded as follows ($ in millions):

	Asset Derivatives		Liability Derivatives
	June 30, 2009		June 30, 2009
		Fair		Fair
	Balance Sheet Location	Value	Balance Sheet Location	Value
Derivatives designated as hedging instruments under FAS 133
Interest rate contracts			Other long-term liabilities	$0.9
Foreign exchange	Other current assets	0.3	Other current liabilities	0.2

Total derivatives designated as hedging instruments under FAS 133		0.3		1.1

Derivatives not designated as hedging instruments under FAS 133
Foreign exchange	Accounts receivable, net	2.1	Other current liabilities	1.2

Total derivatives not designated as hedging instruments under FAS 133		2.1		1.2

Total derivatives		$2.4		$2.3

	Asset Derivatives		Liability Derivatives
	December 31, 2008		December 31, 2008
		Fair		Fair
	Balance Sheet Location	Value	Balance Sheet Location	Value
Derivatives designated as hedging instruments under FAS 133
Interest rate contracts	Deferred charges and other assets	$1.1	Other long-term liabilities	$1.4
Foreign exchange contracts	Other current assets	1.6	Other current liabilities	0.5

Total derivatives designated as hedging instruments under FAS 133		2.7		1.9

Derivatives not designated as hedging instruments under FAS 133
Interest rate contracts	Deferred charges and other assets	—	Other long-term liabilities	0.7
Foreign exchange contracts	Accounts receivable, net	1.7	Other current liabilities	2.5

Total derivatives not designated as hedging instruments under FAS 133		1.7		3.2

Total derivatives		$4.4		$5.1

The effect of derivative instruments on the condensed consolidated statement of operations for the three months ended June 30, 2009, was as follows ($ in millions):

		Location of Gain/(Loss)	Amount of Gain/(Loss)
	Amount of Gain/(Loss)	Reclassified from	Reclassified from
Derivatives in FAS 133 Cash	Recognized in OCI on	Accumulated OCI into	Accumulated OCI into
Flow Hedging Relationships	Derivative (Effective Portion)	Income (Effective Portion)	Income (Effective Portion)
Interest rate contracts	$(0.1)	Interest expense	$—
Foreign exchange contracts	0.2	Net sales	—
Foreign exchange contracts	(0.2)	Other income (expense), net	0.3

Total	$(0.1)		$0.3

		Amount of Gain/(Loss)
Derivatives Not Designated as	Location of Gain/(Loss) Recognized in	Recognized in Income on
Instruments under Hedging Statement 133	Income on Derivative	Derivative
Foreign exchange contracts	Other income (expense)	$(0.1)

Total		$(0.1)

The effect of derivative instruments on the condensed consolidated statement of operations for the six months ended June 30, 2009, was as follows ($ in millions):

		Location of Gain/(Loss)	Amount of Gain/(Loss)
	Amount of Gain/(Loss)	Reclassified from	Reclassified from
Derivatives in FAS 133 Cash	Recognized in OCI on	Accumulated OCI into	Accumulated OCI into
Flow Hedging Relationships	Derivative (Effective Portion)	Income (Effective Portion)	Income (Effective Portion)
Interest rate contracts	$0.1	Interest expense	$—
Foreign exchange contracts	0.3	Net sales	(0.1)
Foreign exchange contracts	(0.1)	Other income (expense), net	0.5

Total	$0.3		$0.4

		Amount of Gain/(Loss)
Derivatives Not Designated as Hedging	Location of Gain/(Loss) Recognized in	Recognized in Income on
Instruments under Statement 133	Income on Derivative	Derivative
Foreign exchange contracts	Other income (expense)	$1.7

Total		$1.7

At June 30, 2009 and December 31, 2008, accumulated other comprehensive loss associated with interest rate swaps and foreign exchange contracts qualifying for hedge accounting treatment was $0.9 million and $0.9 million, respectively, net of income tax effects. The Company expects $1.0 million of pre-tax net loss on cash flow hedges that are reported in accumulated other comprehensive loss as of June 30, 2009, to be reclassified into earnings within the next 12 months as the respective hedged transactions affect earnings. Additionally, $0.1 million of pre-tax net loss, that is reported in accumulated other comprehensive loss as of June 30, 2009, is expected to be released into earnings in 2010.
In April 2009, the FASB issued FSP SFAS No. 107-1, Interim Disclosures about Fair Value of Financial Instruments, which amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, and APB Opinion No. 28, Interim Financial Reporting. FSP SFAS No. 107-1 requires disclosures about fair value of financial instruments in financial statements for interim reporting periods and in annual financial statements of publicly-traded companies. This FSP also requires entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments in financial statements on an interim and annual basis and to highlight any changes from prior periods. The effective date for this FSP is interim and annual periods ending after June 15, 2009. The Company has adopted FSP SFAS No. 107-1 and APB 28-1 effective April 2009 and has provided the additional disclosures required.
The following table summarizes the carrying amounts and fair values of the Company’s financial instruments as of June 30, 2009 and December 31, 2008:

	June 30, 2009		December 31, 2008
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
Short-term debt	$2.2	$2.2	$12.6	$12.6
Long-term debt*	256.5	258.1	270.4	273.7

	June 30, 2009		December 31, 2008
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
Fair value swaps — Note 6	—	—	50.0	1.7
Cash flow swaps — Note 12	70.0	(0.8)	60.0	(2.7)
Foreign exchange contracts — Note 12	58.8	1.2	59.2	0.3

*	Long term debt includes financial service borrowings for all periods presented, which is included in discontinued operations.
The carrying value of short-term debt approximates fair value due to its short maturity. The fair value of long-term debt is based on interest rates that are currently available to us for issuance of debt with similar terms and remaining maturities.
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
Consolidated Results of Operations
The following table presents the Company’s results of operations for the three and six month periods ended June 30, 2009 and 2008, respectively ($ in millions, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net sales	$204.2	$239.7	$394.3	$453.9
Cost of sales	(149.8)	(175.1)	(291.1)	(332.9)

Gross profit	54.4	64.6	103.2	121.0
Operating expenses	(45.1)	(47.1)	(88.4)	(92.1)

Operating income	9.3	17.5	14.8	28.9
Interest expense	(2.8)	(4.0)	(6.2)	(9.1)
Loss on investment in joint venture	—	(0.6)	(0.9)	(1.2)
Other income (expense), net	0.1	(0.8)	—	(0.7)
Income tax expense	(1.5)	(4.4)	(1.6)	(5.9)

Income from continuing operations	5.1	7.7	6.1	12.0
Loss from discontinued operations and disposal, net of tax	(10.0)	(21.1)	(10.0)	(110.3)

Net loss	$(4.9)	$(13.4)	$(3.9)	$(98.3)

Other data:
Operating margin	4.6%	7.3%	3.8%	6.4%
Earnings per share — continuing operations	$0.11	$0.16	$0.13	$0.25
Orders	$157.1	$243.5	$321.4	$482.0
Net sales decreased 15% in the second quarter of 2009 compared to the same quarter of 2008 as a result of a decrease in net sales of $19.6 million and $16.0 million at the Environmental Solutions Group and the Safety and Security Systems Group, respectively. Net sales for the six month period ended June 30, 2009 as compared to 2008, decreased 13% due to a reduction of $30.6 million at Safety and Security Systems and $38.6 million at Environmental Solutions, offset by an increase in net sales of $9.6 million at Fire Rescue where a large backlog afforded higher shipments. Unfavorable foreign currency movement, most notably a stronger U.S. dollar versus European currencies, reduced sales in both the three and six month periods by 4%.
Operating income declined $8.2 million in the second quarter and $14.1 million in the first six months of 2009 versus the comparable periods of 2008. Lower sales volumes drove the reductions in operating income in each of these periods offset in part by lower spending both in fixed manufacturing and SG&A of $4.1 million and $7.6 million in the second quarter and year to date periods, respectively. Operating expenses were lower in the second quarter of 2009 despite costs associated with a proxy contest totaling $2.1 million. The 2008 restructuring and additional headcount reductions in the first quarter of 2009 resulted in lower spending in the second quarter. Operating expenses in the first six months of 2009 also benefitted from the absence of a $1.7 million charge in the first quarter of 2008 to establish a reserve for a parking system contract dispute, which was resolved later in 2008.
Interest expense decreased $1.2 million in the second quarter of 2009 and $2.9 million in the first six months of 2009 when compared to the same periods in 2008 due to lower interest rates and lower average borrowings.
The Company’s effective tax rate on earnings from continuing operations was 22.3% and 36.3% for the three month periods ended June 30, 2009 and 2008 respectively and 21.0% and 33.2% for the six month periods ended June 30, 2009 and 2008, respectively. The lower tax rate reflects better foreign tax effects due to reduced losses in China, and the benefit of research and development tax credits not reflected in the three month period ended June 30, 2008, as the U.S. Congress had not yet extended the credit.

Income from continuing operations fell 34% for the second quarter of 2009 and 49% for the first half of 2009 versus the comparable periods in 2008, due to lower operating income as described above, offset by the benefits of lower interest expense, other expense and a lower effective tax rate.
For the three and six month periods ended June 30, 2009, a net loss of $10.0 million was recorded, primarily related to the discontinuation of the Company’s European street sweeper business.
Diluted earnings per share from continuing operations decreased 31% to $0.11 for the quarter ended June 30, 2009. For the six months ended June 30, 2009, earnings per share from continuing operations decreased 48%.
Orders and Backlog
Orders in the second quarter of 2009 fell 35%, and on a year to date basis by 33%, from the comparable periods of 2008 reflecting weakness across all segments and most markets due to the global economic recession. Non-U.S. orders in the second quarter, which were affected by unfavorable foreign currency translation, declined 46% while U.S. orders declined 27%. For the first six months, non-U.S. orders declined 42% and U.S. orders declined 26%.
U.S. municipal and government orders in the second quarter of 2009 decreased 25% from the prior year’s quarter primarily as result of lower demand for sewer cleaners of $7.5 million, street sweepers of $7.2 million and police products of $3.0 million. Year to date U.S. municipal and government orders decreased 18% compared to the prior year led by declines in sewer cleaners of $9.3 million, police products of $6.3 million and outdoor warning systems of $5.1 million.
A 30% decline in U.S. industrial and commercial orders in the second quarter was caused primarily by a $10.6 million reduction in orders for vacuum trucks and a $7.7 million reduction in orders for Safety and Security Systems products. Year to date U.S. industrial and commercial orders decreased 36% from 2008 driven by declines in Environmental Solutions of $28.6 million and Safety and Security Systems of $13.9 million.
The reduction in non-U.S. orders of 46% in the second quarter of 2009 was broad-based with Fire Rescue declining $25.8 million, Safety and Security Systems declining $15.5 million and Environmental Solutions declining $9.2 million. The 42% reduction in year to date non-U.S. orders came from declines of $58.8 million, $23.7 million and $9.1 million in Fire Rescue, Safety and Security Systems and Environmental Solutions, respectively.
Backlog at $217.7 million decreased 40% from the same period in 2008 as a result of the lower order intake in the quarter.
Safety and Security Systems
The following table summarizes the Safety and Security Systems Group operating results for the three and six month periods ended June 30, 2009 and 2008, respectively ($ in millions):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Orders	$72.2	$98.7	$148.3	$194.6
Net sales	78.8	94.8	155.0	185.6
Operating income	8.9	10.9	15.1	19.2
Operating margin	11.3%	11.5%	9.7%	10.3%
Orders declined 27% from the second quarter of 2008 primarily as a result of the global economic recession. Public Safety Systems orders were down $17.4 million in part due to the effects of unfavorable foreign currency translation. Industrial Systems were down $9.1 million, driven by domestic softness related to the oil and gas market slow down and large order timing. Year to date orders decreased 24% as compared to the prior year period for reasons similar to those noted for the second quarter.
Net sales decreased 17% in the second quarter of 2009, and 16% on a year to date basis from the comparable periods of 2008 due to the lower order intake and an unfavorable foreign currency variance of 3%.

Operating income decreased in the second quarter of 2009 from the comparable period in 2008 primarily as a result of lower volumes which resulted in lower income of nearly $7.0 million. Operating margin was down only slightly, however, as the Group reduced head count and other spending to offset the revenue shortfall: operating expenses were lowered by $3.3 million and manufacturing spending was reduced by $1.6 million. Year to date, the operating income and margin fell from the prior year due to the reduction in sales volume offset partly by savings related to headcount reductions and other spending of roughly $7.3 million.
Fire Rescue
The following table summarizes the Fire Rescue Group’s operating results for the three and six month periods ended June 30, 2009 and 2008, respectively ($ in millions):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Orders	$21.2	$43.7	$42.0	$101.4
Net sales	41.5	41.4	74.0	64.4
Operating income	4.9	3.2	7.3	3.9
Operating margin	11.8%	7.7%	9.9%	6.1%
The Bronto plant expansion project in Pori, Finland was completed during the third quarter of 2008, adding approximately 40% to production capacity, providing the business with the opportunity to more cost-effectively meet demand and reduce backlog from $181.7 million to $107.5 million during the first six months of 2009.
Orders decreased 51% from the second quarter of 2008 and 59% from the first half of 2008, as early 2008 orders were at record levels across all market segments. Market demand for the Company’s products was weak in all regions in 2009, and particularly so in industrial markets.
Net sales were flat in the second quarter compared to the prior year as a higher volume of fire-lift units shipped in the quarter was offset by a 12% decline from the effects of foreign currency translation as a result of a stronger U.S. dollar. Year to date net sales increased 15% over the same period in 2008 as the business worked down its backlog during 2009.
Operating income increased $1.7 million from the second quarter of 2008, and the operating margin increased 4.1 percentage points due to reduced outsourcing and more efficient overhead usage. Year to date operating income increased 87% and operating margins rose 3.8 percentage points compared to the prior year period as a result of the higher sales volumes and improved plant utilization.
Environmental Solutions
The following table summarizes the Environmental Solutions Group’s operating results for the three and six month periods ended June 30, 2009 and 2008, respectively ($ in millions):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Total orders	$63.7	$101.1	$131.1	$186.0
Net sales	83.9	103.5	165.3	203.9
Operating income	6.2	10.9	9.2	20.6
Operating margin	7.4%	10.5%	5.6%	10.1%
Segment results have been restated to exclude the results of Ravo, which have been presented as discontinued operations.
Orders of $63.7 million in the second quarter of 2009 were 37% below the prior year quarter with decreases across all product lines. Year to date orders decreased 30% as compared to the prior year period. Orders in municipal markets, export, and non-U.S. and industrial markets declined due to the global economic recession and reduced municipal and industrial spending.
Net sales decreased 19% compared to both the second quarter and year to date periods in 2008 as a result of the order weakness. The decline in sales volume in the second quarter of 2009 translated to an $8.7 million reduction in operating income and a lower operating margin offset in part by favorable purchase prices of $1.3 million, lower manufacturing spending of $1.2 million, a reduction in SG&A spending of $1.0 million and improved sales mix of $0.6 million. Operating income and margins fell in the six month period ended June 30, 2009 as a result of the decline in sales volume offset partly by the aforementioned improvements made in the second quarter.
Corporate Expenses
Corporate expenses increased to $10.7 million for the second quarter of 2009 compared to $7.5 million in the second quarter of 2008. The increase is due largely to $2.1 million in expenses associated with costs for a proxy contest initiated by an activist shareholder and a $1.4 million increase in incentive compensation costs caused in part by a credit of $0.4 million in 2008.
Corporate expenses for the six months ended June 30, 2009 were $16.8 million and $14.8 million for the comparable period in 2008 with the increase being due to $2.7 million associated with the costs for a proxy contest initiated by an activist shareholder, $1.7 million increase in bonus and incentive compensation, $1.1 million in workers compensation and casualty expenses that was a credit in 2008, offset by a decrease of $3.4 million of lower legal and trial costs associated with the Company’s ongoing firefighter hearing loss litigation.
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
The following table summarizes the Company’s cash flows for the six month periods ended June 30, 2009 and 2008, respectively ($ in millions):

	Six months ended June 30,
	2009	2008
Operating cash flow	$20.6	$85.9
Investing, net	4.8	37.1
Debt repayments, net	(24.4)	(36.9)
Dividends	(5.8)	(5.8)
Purchases of treasury stock	—	(6.0)
Payments for discontinued financing activities	(6.7)	(70.8)
Other, net	0.2	0.6

(Decrease) increase in cash and cash equivalents	$(11.3)	$4.1

Operating cash flow decreased $65.3 million from the comparable period in 2008 due to a reduction in cash from discontinued operating activities in comparison to 2008. The prior year’s discontinued operating activities accounted for cash collection of the Company’s leasing receivables of $75.5 million, including $53.5 million from the sale of roughly 50% of the Company’s municipal lease portfolio. Cash flows provided by continuing operations increased $10.5 million from $8.6 million in the comparable period last year, with an improvement in inventory levels and lower accounts receivable.
The Company’s investing activities in 2009 include cash proceeds of $10.0 million from the redemption of a fully matured six-month Certificate of Deposit classified as a short-term investment and proceeds of $2.9 million received from the sale of the E-One business in 2008, offset by $8.0 million used for capital expenditures. In 2008, cash derived from investing activities included net proceeds received from the sale of the Die and Mold Operations of $58.7 million, offset by $15.5 million of cash used primarily for capital expenditures related to a plant expansion in Pori, Finland. Proceeds from the sale of the Die and Mold Operations in 2008 were used primarily to pay down debt, as were proceeds from the sale of discontinued lease financing operations.
Debt net of cash as a percentage of capitalization was 45.4% at June 30, 2009, versus 46.3% at the end of 2008.
On April 27, 2009, the Company amended its agreement with the holders of its private placement notes (See Note 6 of the Financial Statements for more information).
At June 30, 2009, $144.5 million was drawn against the Company’s revolving credit facility which provides for borrowings up to $250.0 million and matures April 25, 2012. Borrowings under the facility bear interest, at the Company’s option, at the Base Rate or LIBOR, plus an applicable margin. The applicable margin ranges from 0.00% to 0.75% for Base Rate borrowings and 1.00% to 2.00% for LIBOR borrowings depending on the Company’s total indebtedness to capital ratio. At June 30, 2009, the Company’s applicable margins over LIBOR and Base Rate borrowings were 1.50% and 0.25%, respectively.
At June 30, 2009 $2.5 million was drawn against the Company’s foreign lines of credit which provide for borrowings up to $19.1 million.
The Company’s revolving credit facility and private placement notes contain certain financial covenants for each fiscal quarter end. At June 30, 2009, the Company was in compliance with its covenants and expects to be in compliance with its covenants for the balance of the year.
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
Contractual Obligations and Commercial Commitments
Short-term borrowings decreased to $2.2 million at June 30, 2009 from $12.6 million at December 31, 2008 primarily due to the payment in full of the $9.4 million obligation at December 31, 2008 to guaranty the debt of a joint venture in China. Total long-term borrowings decreased to $213.0 million at June 30, 2009 from $241.2 million at December 31, 2008. See the Financial Condition, Liquidity and Cash Flow section of this report for more information. There have been no other significant changes in the first six months of 2009 to the Company’s contractual obligations and commercial commitments as summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and subsequent Form 10-Q for the quarter ended March 31, 2009.
Changes to the Company’s accrual for product warranty claims in the first six months of 2009 is discussed in Note 11.

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
The information contained in Note 12, “Fair Value of Financial Instruments” to the Condensed Consolidated Financial Statements of this Form 10-Q discusses the changes in the Company’s exposure to market risk during the three and six month periods ended June 30, 2009. For additional information, refer to the discussion contained under the caption “Market Risk Management” included in Item 7 of the Company’s Form 10-K for the year ended December 31, 2008.

Item 4.	Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2009. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2009. As a matter of practice, the Company’s management continues to review and document disclosure controls and procedures, including internal controls and procedures for financial reporting. From time to time, the Company may make changes aimed at enhancing the effectiveness of the controls and to ensure that the systems evolve with the business. During the quarter ended June 30, 2009, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II. Other Information

Item 1.	Legal Proceedings
The information is set forth in Footnote 9 of the condensed consolidated financial statements included in Part I of this Form 10-Q are incorporated herein by reference.

Item 1A.	Risk Factors
There have been no material changes in the risk factors described in Item 1A (“Risk Factors”) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Item 4.	Submission of Matters to a Vote of Security Holders
On April 29, 2009, the Company held its annual meeting of stockholders at which the following matters were presented to, and voted upon by the stockholders:
Election of Directors
James E. Goodwin, William H. Osborne and Joseph R. Wright, were each elected to a term to expire at the annual meeting of stockholders in 2012. The vote with respect to each of the nominees was as follows:

Name of Director	For	Withhold Authority
James E. Goodwin	28,519,628	6,994,329
William H. Osborne	31,391,061	4,122,897
Joseph R. Wright	31,340,891	4,173,067

Charles R. Campbell, Paul W. Jones, John F. McCartney, Robert M. Gerrity, Robert S. Hamada, Dennis J. Martin and Brenda L. Reichelderfer also serve as directors of the Company and each of their terms continued after the annual meeting of stockholders.
Ratification of Independent Registered Public Accounting Firm for 2009
A proposal to ratify Ernst & Young LLP as the Company’s independent registered public accounting firm for 2009 was presented to the stockholders at the annual meeting. The vote for and against and the number of votes subject to abstention is disclosed below:

For	Against	Abstentions

35,228,246	241,530	86,259

Item 5.	Other Information.
On July 30, 2009, the Company issued a press release announcing its financial results for the three months ended June 30, 2009. The full text of the press release is included as Exhibit 99.1 to this Form 10-Q.

Item 6.	Exhibits
Exhibit 31.1 — CEO Certification under Section 302 of the Sarbanes-Oxley Act
Exhibit 31.2 — CFO Certification under Section 302 of the Sarbanes-Oxley Act
Exhibit 32.1 — CEO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act
Exhibit 32.2 — CFO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act
Exhibit 99.1 — Press Release dated July 30, 2009
Exhibit 10.1 — Ravo Share Purchase Agreement dated July 16, 2009

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Signal Corporation
Date: July 30, 2009	By:	/s/ William G. Barker
William G. Barker
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.		Description

Exhibit 31.1	—	CEO Certification under Section 302 of the Sarbanes-Oxley Act

Exhibit 31.2	—	CFO Certification under Section 302 of the Sarbanes-Oxley Act

Exhibit 32.1	—	CEO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act

Exhibit 32.2	—	CFO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act

Exhibit 99.1	—	Press Release dated July 30, 2009

Exhibit 10.1	—	Ravo Share Purchase Agreement dated July 16, 2009