Form 10-Q
period 2009-09-30
FEDERAL SIGNAL CORP /DE/
filed 2009-11-03
CIK 277509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
     Indicate by check mark whether the Company is a shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the Company’s classes of common stock, as of the latest practicable date.

Title
Common Stock, $1.00 par value	48,752,351 shares outstanding at October 13, 2009

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

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
($ in millions, except per share data)	2009	2008*	2009	2008*
Net sales	$166.6	$212.0	$560.9	$665.9
Costs and expenses:
Cost of sales	(124.6)	(155.7)	(415.7)	(488.3)
Selling, general and administrative	(34.5)	(44.0)	(122.9)	(136.1)

Operating income	7.5	12.3	22.3	41.5
Interest expense	(2.6)	(3.6)	(8.8)	(12.6)
Other income (expense), net	0.7	(0.1)	(0.3)	(1.9)

Income before income taxes	5.6	8.6	13.2	27.0
Income tax (expense) benefit	(1.0)	5.9	(2.5)	(0.3)

Income from continuing operations	4.6	14.5	10.7	26.7
Loss from discontinued operations and disposal, net of income tax benefit of $0, $3.9, $0 and $21.8, respectively	(0.3)	(0.3)	(10.3)	(110.6)

Net income (loss)	$4.3	$14.2	$0.4	$(83.9)

COMMON STOCK DATA:
Basic and diluted earnings per share:
Earnings from continuing operations	$0.10	$0.31	$0.22	$0.56
Loss from discontinued operations and disposal	(0.01)	(0.01)	(0.21)	(2.32)

Earnings (loss) per share	$0.09	$0.30	$0.01	$(1.76)

Weighted average common shares outstanding:
Basic	48.0	47.6	48.5	47.7
Diluted	48.0	47.6	48.5	47.7

Cash dividends per share of common stock	$0.06	$0.06	$0.18	$0.18
See notes to condensed consolidated financial statements.

*	- Prior periods have been adjusted to reflect the change in accounting method discussed in Notes 1 and 3.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2009	2008*	2009	2008*
Net income (loss)	$4.3	$14.2	$0.4	$(83.9)
Other comprehensive income (loss), net of tax -
Foreign currency translation	7.7	(6.9)	19.4	(3.2)
Net derivative gain, cash flow hedges	—	0.8	—	1.7
Net change in unrecognized pension and postretirement losses, net of tax	(0.5)	0.7	(0.1)	1.3

Comprehensive income (loss)	$11.5	$8.8	$19.7	$(84.1)

See notes to condensed consolidated financial statements.

*	Prior periods have been adjusted to reflect the change in accounting method discussed in Notes 1 and 3.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE (unaudited)

	September 30,	December 31,
($ in millions)	2009	2008*
ASSETS
Current assets
Cash and cash equivalents	$21.1	$23.4
Short-term investments	—	10.0
Accounts receivable, net of allowances for doubtful accounts of $1.9 and $2.0, respectively	114.1	138.6
Inventories	129.2	133.5
Other current assets	27.1	21.5

Total current assets	291.5	327.0
Properties and equipment, net	67.7	63.5
Other assets
Goodwill	330.5	328.1
Intangible assets, net of accumulated amortization	48.0	47.8
Deferred tax assets	26.9	30.3
Deferred charges and other assets	1.8	4.4

Total assets of continuing operations	766.4	801.1
Assets of discontinued operations, net	10.2	37.0

Total assets	$776.6	$838.1

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$1.3	$12.6
Current portion of long-term borrowings	40.4	25.1
Accounts payable	41.6	48.4
Accrued liabilities
Compensation and withholding taxes	20.6	23.9
Customer deposits	12.5	17.4
Other	53.0	48.6

Total current liabilities	169.4	176.0
Long-term borrowings	196.8	241.2
Long-term pension liabilities	54.1	58.0
Deferred gain	24.7	26.2
Other long-term liabilities	12.2	14.8

Total liabilities of continuing operations	457.2	516.2
Liabilities of discontinued operations	13.9	34.8

Total liabilities	471.1	551.0
Shareholders’ equity
Common stock, $1 par value per share, 90.0 million shares authorized, 49.6 million and 49.3 million shares issued, respectively	49.6	49.3
Capital in excess of par value	93.3	106.4
Retained earnings	220.6	229.0
Treasury stock, 0.8 million and 1.9 million shares at cost, respectively	(15.8)	(36.1)
Accumulated other comprehensive income (loss):
Foreign currency translation, net	15.3	(4.1)
Net derivative loss, cash flow hedges, net	(0.9)	(0.9)
Unrecognized pension and postretirement losses, net	(56.6)	(56.5)

Total accumulated other comprehensive loss	(42.2)	(61.5)

Total shareholders’ equity	305.5	287.1

Total liabilities and shareholders’ equity	$776.6	$838.1

See notes to condensed consolidated financial statements.

*	Prior periods have been adjusted to reflect the change in accounting method discussed in Notes 1 and 3.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine months ended September 30,
($ in millions)	2009	2008*
Operating activities:
Net income (loss)	$0.4	$(83.9)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on discontinued operations and disposal	10.3	110.6
Depreciation and amortization	11.7	11.9
Stock-based compensation expense	3.3	2.1
Pension contributions	(0.5)	(8.2)
Working capital (1)	21.4	(16.2)
Other	(3.4)	(6.5)

Net cash provided by continuing operating activities	43.2	9.8
Net cash (used for) provided by discontinued operating activities	(3.2)	119.5

Net cash provided by operating activities	40.0	129.3

Investing activities:
Purchases of properties and equipment	(11.9)	(18.8)
Proceeds from sales of properties, plant and equipment	1.2	35.8
Other, net	10.0	0.8

Net cash (used for) provided by continuing investing activities	(0.7)	17.8
Net cash provided by discontinued investing activities	14.2	54.4

Net cash provided by investing activities	13.5	72.2

Financing activities:
Decrease in short-term borrowings, net	(11.3)	(1.4)
Payments on long-term borrowings, net	(29.8)	(55.4)
Purchases of treasury stock	—	(6.0)
Cash dividends paid to shareholders	(8.7)	(8.6)
Other, net	0.2	(0.1)

Net cash used for continuing financing activities	(49.6)	(71.5)
Net cash used for discontinued financing activities	(7.1)	(126.7)

Net cash used for financing activities	(56.7)	(198.2)

Effects of foreign exchange rate changes on cash	0.9	—

(Decrease) increase in cash and cash equivalents	(2.3)	3.3
Cash and cash equivalents at beginning of period	23.4	12.5

Cash and cash equivalents at end of period	$21.1	$15.8

(1)	Working capital is defined as net accounts receivable, inventories, accounts payable and customer deposits.

See notes to condensed consolidated financial statements.

*	Prior periods have been adjusted to reflect the change in accounting method discussed in Notes 1 and 3.

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
In the opinion of the management of the Company, the information contained herein reflects all adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods. Such adjustments are of a normal recurring nature. The operating results for the three and nine month periods ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year of 2009.
The Company reports its interim quarterly periods on a 13-week basis ending on a Saturday with the fiscal year ending on December 31. For presentation, the Company uses “September 30, 2009” to refer to its financial position as of September 26, 2009 and its results of operations for the 13-week and 39-week periods ended September 26, 2009, and “September 30, 2008” to refer to its financial position as of September 27, 2008 and its results of operations for the 13-week and 39-week periods ended September 27, 2008.
The Company has evaluated all subsequent events through November 3, 2009, the date the financial statements were issued.
Certain balances in 2008 have been reclassified to conform to the 2009 presentation. Included with reclassifications are restatements for discontinued operations and retrospective adoption of a change in accounting principle. The current year discontinued operations arise out of the Environmental Safety Group segment.
As of July 1, 2009, the Company changed its method for accounting for certain inventories from last-in, first-out (LIFO) to first-in, first-out (FIFO). The Company adopted this change in accounting principle retrospectively (See Note 3).
In December 2007, the FASB issued revised guidance related to accounting for business combinations which expands the definition of a business and a business combination, requires the fair value of the purchase price of an acquisition including the issuance of equity securities to be determined on the acquisition date, requires that all assets, liabilities, contingent consideration, contingencies and in-process research and development costs of an acquired business be recorded at fair value at the acquisition date, requires that acquisition costs generally be expensed as incurred, requires that restructuring costs generally be expensed in periods subsequent to the acquisition date, and requires changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period to impact income tax expense. The Company adopted the guidance on January 1, 2009. The Company expects that the guidance may have a material impact on its results of operations or consolidated financial statements in periods subsequent to or concurrent with future acquisitions.
In October, the FASB amended guidance relating to multiple-deliverable revenue arrangements and certain arrangements that include software elements. The revised guidance requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. Tangible products are removed from the scope of software revenue guidance and guidance is provided on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. The amended guidance should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company does not expect the adoption of the revised guidance to have a material impact on the Company’s consolidated results of operations or financial condition.

No other new accounting pronouncements issued or effective during the first nine months of 2009 has had or is expected to have a material impact on the Consolidated Financial Statements.
2. EARNINGS (LOSS) PER SHARE
Earnings (Loss) per share – basic is computed by dividing income or loss available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Earnings (loss) per share – diluted reflects the potential dilution that could occur if options issued under stock-based compensation awards were exercised and converted into common stock. For the three and nine month periods ended September 30, 2009, options to purchase 1.7 million shares of the Company’s common stock had exercise prices that were greater than the average market price of those shares during the respective reporting periods. For the three and nine months ended September 30, 2008, options to purchase 2.0 million shares of the Company’s common stock had exercise prices that were greater than the average market price of those shares during the respective reporting periods. As a result, these shares are excluded from the earnings per share calculation as they are anti-dilutive.
The following is a reconciliation of net income (loss) to earnings per share – basic and diluted – for the three and nine months ended September 30, 2009 and 2008:
Computation of Earnings (Loss) per Common Share
(in millions, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Income from continuing operations	$4.6	$14.5	$10.7	$26.7
Loss from discontinued operations and disposal, net of tax	(0.3)	(0.3)	(10.3)	(110.6)

Net income(loss)	$4.3	$14.2	$0.4	$(83.9)

Average shares outstanding – basic	48.0	47.6	48.5	47.7
Dilutive effect of stock options and other	—	—	—	—

Diluted shares outstanding	48.0	47.6	48.5	47.7

Earnings from continuing operations per share
Basic	$0.10	$0.31	$0.22	$0.56

Diluted	$0.10	$0.31	$0.22	$0.56

Loss from discontinued operations per share
Basic	$(0.01)	$(0.01)	$(0.21)	$(2.32)

Diluted	$(0.01)	$(0.01)	$(0.21)	$(2.32)

Earnings (loss) per share
Basic	$0.09	$0.30	$0.01	$(1.76)

Diluted	$0.09	$0.30	$0.01	$(1.76)

3. INVENTORIES
Inventories are summarized as follows:

	September 30,	December 31,
	2009	2008
Raw materials	$52.5	$66.3
Work in progress	38.6	34.7
Finished goods	38.1	32.5

Total inventories	$129.2	$133.5

Prior to July 1, 2009 the Company valued certain inventories under the LIFO cost method. As of July 1, 2009, the method of accounting for these inventories was changed from the LIFO method to the FIFO method. As of December 31, 2008, approximately 22% of total inventories were valued under the LIFO method of accounting. The Company believes that this change is to a preferable method which better reflects the current cost of inventory on its consolidated balance sheets. Additionally, this change conforms all of the Company’s inventories to a consistent costing method providing better comparability across businesses and peers. The Company has applied this change retrospectively to all prior periods presented herein in accordance with accounting principles relating to accounting changes. Accordingly, the previously reported cost of sales decreased by $0.3 million, income from continuing operations increased by $0.2 million and the net loss decreased by $0.2 million for the nine months ended September 30, 2008. There was no change to previously reported cost of sales or net income for the three month period ended September 30, 2008 as a result of the change in accounting method for inventories. Basic and diluted earnings (loss) per share for the three and nine month periods ended September 30, 2008 were not impacted by the change in method. The elimination of LIFO increased inventory $4.1 million, decreased deferred tax assets by $1.5 million and increased retained earnings by $2.6 million, the amount of the LIFO-based reserves, net of related tax liabilities as of December 31, 2008. The change in accounting principle had no significant impact on the results of operations for the first quarter ended March 31, 2009 or the second quarter ended June 30, 2009. Had the Company continued to value a portion of its inventories under the LIFO method during the third quarter ended September 30, 2009, actual results for the three and nine months then ended would not have been significantly different.
4. INCOME TAXES
The Company’s effective tax rate on earnings from continuing operations was 17.9% for the three month period ended September 30, 2009. In the comparable three month period ended September 30, 2008, the Company’s effective tax rate was (68.6%), primarily due to a tax benefit of $8.2 million for the utilization of capital loss carry forwards resulting from the sale-leaseback transactions for two U.S. based manufacturing facilities.
The Company’s effective tax rate was 18.9% and 0.9% for the nine month periods ended September 30, 2009 and 2008, respectively. The tax rate for the nine-month period ended September 30, 2009 reflects better foreign tax effects than the comparable 2008 period, due to reduced losses in China, and research and development tax credit benefits that are not reflected in the nine month period ended September 30, 2008, as Congress had not yet extended the credit. The effective tax rate for the nine-month period ending September 30, 2008 reflects an $8.2 million benefit for the utilization of capital loss carry forwards previously mentioned.
The Company’s unrecognized tax benefits were $5.0 million at January 1, 2009 of which $4.4 million are tax benefits that if recognized, would reduce the annual effective tax rate. As of September 30, 2009, the unrecognized tax benefits were increased to $5.6 million principally due to an unresolved tax issue in relation to unrepatriated foreign earnings. If recognized, $4.9 million of tax benefits would reduce the annual effective tax rate. The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. Interest and penalties amounting to $0.5 million and $0.1 million, respectively, are included in the consolidated balance sheet at September 30, 2009. The Company does not expect the unrecognized tax benefits to change significantly over the next 12 months. In the nine months ended September 30, 2009, the Company recognized $0.9 million of previously unrecognized tax benefits.
5. POSTRETIREMENT BENEFITS
The components of the Company’s net periodic pension expense for its defined benefit pension plans are summarized as follows:

	US Benefit Plans				Non-US Benefit Plan
	Three months ended		Nine months ended		Three months ended		Nine months ended
	September 30,		September 30,		September 30,		September 30,
	2009	2008	2009	2008	2009	2008	2009	2008
Service cost	$—	$0.1	$—	$0.7	$—	$0.1	$0.1	$0.2
Interest cost	2.0	2.1	6.0	6.6	0.7	0.8	1.9	2.6
Expected return on plan assets	(2.4)	(2.6)	(7.2)	(8.2)	(0.7)	(1.0)	(1.9)	(3.2)
Amortization of actuarial loss	0.5	0.1	1.5	0.5	0.3	0.1	0.8	0.4
Curtailment charge	—	—	—	0.4	—	—	—	—
Settlement charge	—	—	—	2.4	—	—	—	—

Net periodic pension expense (income)	$0.1	$(0.3)	$0.3	$2.4	$0.3	$—	$0.9	$—

On April 21, 2008, the Company sold its Die & Mold Operations. The operations were included in discontinued operations for all periods presented through the sale date. As a result of an amendment related to the sale of the business, the Company was required to recognize a curtailment adjustment and a settlement charge under generally accepted accounting principles (“GAAP”) relating to accounting for settlements and curtailments of defined benefit plans and for termination benefits. Pension expense relating to the Tool segment employees, excluding the previously mentioned charges, was $0.3 million for the nine months ended September 30, 2008.
The remeasurement of these defined benefit plans as a result of the sale of the operations also included a change in the weighted average discount rate from 6.45% used at year-end 2007 to 6.8% at the July 1, 2008 remeasurement date, the impact of which was to decrease pension expense by $0.5 million and $0.8 million in the three and nine months ended September 30, 2008, respectively. The projected benefit obligation was reduced by $17.3 million and the accumulated benefit obligation by $8.7 million as a result of these changes.
During the nine month period ended September 30, 2009, the Company contributed 1.1 million shares of the Company’s common stock held in treasury to the U.S. pension plan. The stock was valued at $4.4 million based upon prices in the open market at the contribution date. The Company contributed $7.0 million in cash during the nine months ended September 30, 2008 to its U.S. defined benefit plan. In addition, the Company contributed $0.5 million and $1.2 million to its non-U.S. defined benefit plan during the nine months ended September 30, 2009 and 2008, respectively.
6. DISCONTINUED OPERATIONS
The following table presents the operating results of the Company’s discontinued operations for the three and nine month periods ended September 30, 2009 and 2008:

	Three months ended September 30,		Nine months ended September 30,
Ravo (Environmental Solutions Segment)	2009	2008	2009	2008
Net sales	$1.5	$13.6	$28.2	$38.9
Costs and expenses	(1.5)	(13.6)	(27.4)	(39.0)

Income (loss) before income taxes	—	—	0.8	(0.1)
Income tax expense	—	—	—	—

Income (loss) on discontinued operations	$—	$—	$0.8	$(0.1)

	Three months ended September 30,		Nine months ended September 30,
E-ONE (Fire Rescue Segment)	2009	2008	2009	2008
Net sales	$—	$26.1	$—	$157.1
Costs and expenses	0.1	(28.5)	—	(168.4)

Income (loss) before income taxes	0.1	(2.4)	—	(11.3)
Income tax (expense) benefit	—	(0.9)	—	4.8

Income (loss) on discontinued operations	$0.1	$(3.3)	$—	$(6.5)

Die/Mold and Refuse Operations (Tool and	Three months ended September 30,		Nine months ended September 30,
Environment Solutions Group Segments)	2009	2008	2009	2008
Net sales	$—	$—	$—	$39.6
Costs and expenses	—	(0.2)	0.2	(38.5)

(Loss) income before income taxes	—	(0.2)	0.2	1.1
Income tax benefit	—	1.9	—	1.2

(Loss) income on discontinued operations	$—	$1.7	$0.2	$2.3

	Three months ended September 30,		Nine months ended September 30,
Financial Services	2009	2008	2009	2008
Net sales	$—	$0.9	$0.1	$4.0
Costs and expenses	—	(0.7)	(0.1)	(4.2)

Income (loss) before income taxes	—	0.2	—	(0.2)
Income tax benefit	—	0.4	—	1.5

Income on discontinued operations	$—	$0.6	$—	$1.3

On July 16, 2009, the Company sold 100% of the shares of its European sweeper business, Ravo Holdings B.V., (“Ravo”) located in the Netherlands for €8.5 million, or approximately $12.1 million. The Ravo businesses were classified as discontinued operations as of the second quarter of 2009. The results of Ravo’s operations were previously included within the Environmental Solutions Group. In association with this sale, the Company recognized a loss on disposal of discontinued operations of Ravo of $11.3 million at September 30, 2009. The loss includes a write-down of $4.9 million to reflect the fair value of the net assets sold, costs associated with the sale of $0.2 million, and the write-off of $6.2 million of goodwill of the Environmental Solutions Group attributable to Ravo. Proceeds from the sale were used to pay down debt and fund core operations.
In accordance with GAAP, the goodwill attributable to Ravo was determined based on its fair value in comparison to the fair value of the remaining businesses within the Environmental Solutions Group. The sale price of $12.1 million represented the fair value of Ravo, which was 5% of the fair value of the entire Group, as the remaining businesses are more profitable and have greater earnings potential than Ravo. This 5% was then applied to the Group’s goodwill balance of $126.4 million to derive the goodwill attributable to Ravo of $6.2 million.
All of the Company’s E-ONE businesses were discontinued in 2008 leaving just the Company’s Bronto businesses within its Fire Rescue segment. On August 5, 2008, the Company sold 100% of the shares of E-ONE, Inc. located in Ocala, Florida. The after-tax loss on disposal for the nine month period ended September 30, 2008 totaled $76.9 million, which related primarily to after-tax impairment charges that reflect the fair value of the net assets and the impairment of $6.2 million of goodwill attributable to the E-ONE businesses. The goodwill of E-ONE was based on its fair value in comparison to the fair value of the Bronto businesses. The sale price of E-ONE, which was representative of its fair value, was approximately 14% of the Fire Rescue Group’s fair value. Applying the 14% to the Group’s goodwill yielded goodwill attributable to E-ONE of $6.2 million. The Bronto businesses’ fair value was significantly greater than E-ONE’s fair value since Bronto was profitable and growing, while E-ONE was unprofitable and losing market share.
The Company provided its domestic municipal customers with the opportunity to finance purchases through leasing arrangements with the Company. Following the sale of the E-ONE businesses in 2008, the Company elected to discontinue its financial services activities through divestiture of this leasing portfolio. During the nine month period ended September 30, 2008, the Company sold its municipal leasing portfolio to Banc of America Public Capital Corp. in several tranches for $93.8 million which approximated book value. Proceeds from the sale of the portfolio were used to repay debt associated with these assets. In October 2008, the Company discontinued entirely lease financing to its customers and all other financial service activities, principally its dealer floor planning in its entirety.
On April 21, 2008, the Company completed the sale of Dayton Progress Corporation (excluding Dayton Hong Kong) and its subsidiary, PCS Company, referred to collectively as “Die and Mold Operations”. The after-tax loss on disposal for the nine month period ended September 30, 2008 was $28.8 million primarily due to asset impairments. Included in the loss on disposal was the remaining goodwill of the Tool Group of $55.8 million. The Company also closed the Dayton Hong Kong operation incurring a $4.9 million pre-tax impairment charge related to this business for the nine month period ended September 30, 2008.

In December 2005, the Company determined that its investment in the Refuse business operating under the Leach brand name was no longer strategic. The majority of the assets of the business were sold and the operation was shut down. During the nine month period ended September 30, 2008 the Company recorded an after-tax gain of $3.5 million primarily related to a revision in the estimate of product liability reserves for the Refuse business.
The following table shows an analysis of assets and liabilities of discontinued operations as of September 30, 2009 and December 31, 2008:

	September 30,	December 31,
($ in millions)	2009	2008
Current assets	$1.2	$23.6
Properties and equipment	—	2.1
Long-term assets	6.2	5.7
Financial service assets, net	2.8	5.6

Total assets of discontinued operations	$10.2	$37.0

Current liabilities	$0.7	$16.5
Long-term liabilities	10.5	13.1
Financial service liabilities	2.7	5.2

Total liabilities of discontinued operations	$13.9	$34.8

Included in long-term liabilities is $7.4 million and $7.7 million relating to estimated product liability obligations of the Refuse business as of September 30, 2009 and December 31, 2008, respectively.
7. RESTRUCTURING
In July 2009, the Company began an initiative to consolidate a number of manufacturing and distribution operations into the Company’s University Park, IL plant. The restructuring actions known collectively as the Footprint restructuring plan (“Footprint”) includes termination and benefit costs for employees that will be voluntarily or involuntarily terminated in the fourth quarter of 2009 and the first quarter of 2010, as well as costs associated with closing facilities and relocating operations and personnel. The Company expects all of these actions will be completed by July 31, 2010.
The following table summarizes the 2009 Footprint restructuring charges by segment and the total charges estimated to be incurred:

	Pre-Tax
	Restructuring	Estimate of
	Charges at	Total
Group	September 30, 2009	Charges
Safety and Security Systems	$0.3	$2.3
Environmental Solutions	0.1	0.6

	$0.4	$2.9

The following presents an analysis of the Footprint restructuring reserves included in other accrued liabilities as of September 30, 2009:

	Severance	Other	Total
Balance as of December 31, 2008	$—	$—	$—
Charges to selling, general and administrative expenses	0.4	—	0.4
Cash payments	—	—	—

Balance as of September 30, 2009	$0.4	$—	$0.4

In December 2008, the Company announced an objective to reduce salaried personnel costs by 13% in 2009 when compared to 2008 levels. This cost reduction was to affect not only salaries, benefits and equity compensation, but also contracted services and travel expenses. A process was created to review every organizational chart and employee reporting relationship within the Company with the purpose of increasing spans of control of each manager and to better improve management oversight. In addition, certain contracted services were reviewed for termination. A charge of $2.7 million was recorded in the fourth quarter of 2008 to reflect severance and other costs associated with a salaried employee reduction in force and contract terminations. There were no meaningful changes to the estimate of charges at September 30, 2009.
The following presents an analysis of the restructuring reserves as of December 31, 2008 and September 30, 2009:

	Severance	Other	Total
Balance as of December 31, 2008	$2.0	$0.6	$2.6
Charges to selling, general and administrative expenses	—	—	—
Cash payments	(1.9)	(0.3)	(2.2)

Balance as of September 30, 2009	$0.1	$0.3	$0.4

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
The Company has been sued by firefighters seeking damages claiming that exposure to the Company’s sirens has impaired their hearing and that the sirens are therefore defective. There were 33 cases filed during the period 1999-2004, involving a total of 2,443 plaintiffs pending in the Circuit Court of Cook County, Illinois. The trial of the first 27 of these plaintiffs’ claims began on March 18, 2008 and ended on April 25, 2008, when a Cook County jury returned a unanimous verdict in favor of the Company. Since the first trial concluded, another 63 cases were dismissed, all during 2008. An additional 40 firefighter plaintiffs were selected for trial to begin on January 5, 2009. Plaintiffs’ counsel later moved to reduce the number of plaintiffs from 40 to 9. Trial of these nine plaintiffs began on February 6, 2009 and concluded on February 20, 2009 with a verdict returned against the Company and for the plaintiffs in varying amounts totaling $0.4 million. The Company is appealing this verdict. All trials previously scheduled during 2009 and 2010 are stayed pending the result of this appeal. Since February 20, 2009, the Company is aware of six additional cases have been filed in Cook County, involving 299 plaintiffs.
The Company has also been sued on this issue outside of the Cook County venue. With the exception of matters on appeal, Federal Signal is currently a defendant in 48 hearing loss lawsuits in Pennsylvania, involving a total of 48 plaintiffs. Forty-two of these lawsuits have been filed since February 20, 2009. Two of these lawsuits have been set for trial during the fourth quarter of 2009. Four additional lawsuits are scheduled for trial during the first quarter of 2010 and another four trials, involving 10 plaintiffs each, are scheduled during the second and third quarters of 2010. Four cases in the Supreme Court of Kings County, New York were dismissed on January 25, 2008 after the court granted the Company’s motion to dismiss which eliminated all claims pending in New York. The court subsequently denied reconsideration of its ruling. On appeal, the Court affirmed the trial court’s dismissal of the cases. All plaintiffs who have filed hearing loss cases against the Company in other jurisdictions have dismissed their claims. Plaintiffs’ attorneys have threatened to file additional lawsuits. The Company intends to vigorously defend all of these lawsuits. The Company successfully defended approximately 41 similar cases in Philadelphia, Pennsylvania in 1999 resulting in a series of unanimous jury verdicts in favor of the Company.
Federal Signal’s ongoing negotiations with CNA over insurance coverage on these claims have resulted in reimbursements of a portion of the Company’s defense costs. In the three month period ended September 30, 2008, the Company recorded $0.3 million of reimbursements from CNA as a reduction of corporate operating expenses. No reimbursements were recorded in the three month period ended September 30, 2009. In the nine month period ended September 30, 2009 and 2008, reimbursement of $0.6 million and $1.7 million, respectively were recorded.

9. SEGMENT INFORMATION
The following table summarizes the Company’s operations by segment for the three and nine month periods ended September 30, 2009 and 2008:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Net sales
Safety and Security Systems	$73.8	$90.3	$228.8	$275.9
Fire Rescue	27.4	28.1	101.4	92.5
Environmental Solutions	65.4	93.6	230.7	297.5

Total net sales	$166.6	$212.0	$560.9	$665.9

Operating income
Safety and Security Systems	$6.7	$8.3	$21.8	$27.5
Fire Rescue	2.2	0.7	9.5	4.6
Environmental Solutions	2.7	8.8	11.9	29.7
Corporate expense	(4.1)	(5.5)	(20.9)	(20.3)

Total operating income	$7.5	$12.3	$22.3	$41.5

There have been no material changes in total assets by segment from the amounts disclosed in the Company’s last annual report.
10. COMMITMENTS, CONTINGENCIES AND WARRANTIES
The Company issues product performance warranties to customers with the sale of its products. The specific terms and conditions of these warranties vary depending upon the product sold and country in which the Company conducts business, with warranty periods generally ranging from one to ten years. The Company estimates the costs that may be incurred under its basic limited warranty and records a liability in the amount of such costs at the time the sale of the related product is recognized. Factors that affect the Company’s warranty liability include the number of units under warranty from time to time, historical and anticipated rates of warranty claims and costs per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.
Changes in the Company’s warranty liabilities for the nine month periods ended September 30, 2009 and 2008 were as follows:

	Nine months ended September 30,
	2009	2008
Balance at January 1	$5.8	$5.2
Provisions to expense	6.8	5.7
Actual costs incurred	(6.2)	(5.4)

Balance at September 30	$6.4	$5.5

The Company has retained an environmental consultant to conduct an environmental risk assessment at its Pearland, Texas manufacturing facility. The facility manufactures marine, offshore and industrial lighting products operating within the Safety and Securities Systems Group. While the Company has not completed the risk assessment analysis, it appears probable the site will require remediation. A reasonable estimate of the range of costs to remediate the site is $0.7 million to $2.4 million, depending upon the remediation approach and other factors. As of September 30, 2009, $0.7 million has been recorded and is included in other accrued liabilities. The Company’s estimate may change in the near term as more information becomes available; however the costs are not expected to have a material adverse effect on the Company’s results of operations, financial position or liquidity.
The Company guaranteed the debt of a joint venture in China for up to a maximum of $12.5 million. Upon the decision to dissolve the joint venture in December 2008, the guaranteed debt outstanding balance of $9.4 million was included in short term borrowings at that time. Subsequently, the balance increased to $10.1 million which was fully paid in March 2009.

11. FAIR VALUE OF FINANCIAL INSTRUMENTS
In March 2008, the FASB amended and revised existing financial statement disclosure requirements related to derivative instruments and hedging activities. The requirements enhance disclosures for derivative instruments, including those used in hedging activities. The Company adopted the requirements on January 1, 2009 and the required disclosures are included herein.
At September 30, 2009, the Company was party to interest rate swap agreements with financial institutions in which the Company pays interest at a fixed rate and receives interest at variable LIBOR rates. These derivative instruments terminate in 2010. These interest rate swap agreements are designated as cash flow hedges.
The Company manages the volatility of cash flows caused by fluctuations in currency rates by entering into foreign exchange forward contracts and options. These derivative instruments may be designated as cash flow hedges that hedge portions of the Company’s anticipated third-party purchases and forecast sales denominated in foreign currencies. The Company also enters into foreign exchange contracts that are not intended to qualify for hedge accounting, but are intended to offset the effect on earnings of foreign currency movements on short and long term intercompany transactions. Gains and losses on these derivative instruments are recorded through earnings.
For assets and liabilities measured at fair value on a recurring basis, the Company uses an income approach to value the assets and liabilities for outstanding derivative contracts which include interest rate swap and foreign currency forward contracts. The income approach consists of a discounted cash flow model that takes into account the present value of future cash flows under the terms of the contracts using current market information as of the reporting date, such as prevailing interest rates and foreign currency spot and forward rates. The following table provides a summary of the fair values of assets and liabilities:
Assets

Fair Value Measurements at September 30, 2009
		Quoted Prices in Active	Significant Other	Significant
		Markets for Identical	Observable Inputs	Unobservable Inputs
	Total	Assets (Level 1)	(Level 2)	(Level 3)
Derivatives	$—	$—	$—	$—

Liabilities
Fair Value Measurements at September 30, 2009
		Quoted prices in Active	Significant Other	Significant
		Markets for Identical	Observable Inputs	Unobservable Inputs
	Total	Assets (Level 1)	(Level 2)	(Level 3)
Derivatives	$2.7	$—	$2.7	$—

At September 30, 2009 and December 31, 2008, the fair value of the Company’s derivative instruments was recorded as follows ($ in millions):

	Asset Derivatives		Liability Derivatives
	September 30, 2009		September 30, 2009
		Fair		Fair
	Balance Sheet Location	Value	Balance Sheet Location	Value
Derivatives designated as hedging instruments:
Interest rate contracts			Other current liabilities	$ 0.8

Foreign exchange	Other current assets	—
Total derivatives designated as hedging instruments		—		0.8

Derivatives not designated as hedging instruments:
Foreign exchange	Accounts receivable, net	—	Other current liabilities	1.9

Total derivatives not designated as hedging instruments		—		1.9

Total derivatives		$ —		$ 2.7

	Asset Derivatives		Liability Derivatives
	December 31, 2008		December 31, 2008
		Fair		Fair
	Balance Sheet Location	Value	Balance Sheet Location	Value
Derivatives designated as hedging instruments:
Interest rate contracts	Deferred charges and other assets	$ 1.1	Other long-term liabilities	$ 1.4
Foreign exchange	Other current assets	1.6	Other current liabilities	0.5

Total derivatives designated as hedging instruments		2.7		1.9

Derivatives not designated as hedging instruments;
Interest rate contracts	Deferred charges and other assets	—	Other long-term liabilities	0.7
Foreign exchange	Accounts receivable, net	1.7	Other current liabilities	2.5

Total derivatives not designated as hedging instruments		1.7		3.2

Total derivatives		$ 4.4		$ 5.1

The effect of derivative instruments on the condensed consolidated statement of operations for the three months ended September 30, 2009, was as follows ($ in millions):

		Location of Gain/(Loss)	Amount of Gain/(Loss)
	Amount of Gain/(Loss)	Reclassified from	Reclassified from
Derivatives in Cash Flow	Recognized in OCI on	Accumulated OCI into	Accumulated OCI into
Hedging Relationships	Derivative (Effective Portion)	Income (Effective Portion)	Income (Effective Portion)
Interest rate contracts	$(0.2)	Interest expense	$0.3
Foreign exchange	—	Net sales	0.2
Foreign exchange	(0.2)	Other income (expense), net	(0.1)

Total	$(0.4)		$0.4

		Amount of Gain/(Loss)
Derivatives Not Designated as Hedging	Location of Gain/(Loss)Recognized in	Recognized in Income on
Instruments	Income on Derivative	Derivative
Foreign exchange	Other income (expense)	$(2.8)

Total		$(2.8)

The effect of derivative instruments on the condensed consolidated statement of operations for the nine months ended September 30, 2009, was as follows ($ in millions):

		Location of Gain/(Loss)	Amount of Gain/(Loss)
	Amount of Gain/(Loss)	Reclassified from	Reclassified from
Derivatives in Cash Flow	Recognized in OCI on	Accumulated OCI into	Accumulated OCI into
Hedging Relationships	Derivative (Effective Portion)	Income (Effective Portion)	Income (Effective Portion)
Interest rate contracts	$(0.2)	Interest expense	$0.5
Foreign exchange	—	Net sales	0.5
Foreign exchange	(0.3)	Other income (expense), net	(0.5)

Total	$(0.5)		$0.5

		Amount of Gain/(Loss)
Derivatives Not Designated as Hedging	Location of Gain/(Loss) Recognized in	Recognized in Income on
Instruments	Income on Derivative	Derivative
Foreign exchange	Other income (expense)	$(1.1)

Total		$(1.1)

At September 30, 2009 and December 31, 2008, accumulated other comprehensive loss associated with interest rate swaps and foreign exchange contracts qualifying for hedge accounting treatment was $0.9 million, net of income tax effects. The Company expects $1.1 million of pre-tax net loss on cash flow hedges that are reported in accumulated other comprehensive loss as of September 30, 2009, to be reclassified into earnings within the next 12 months as the respective hedged transactions affect earnings.
In April 2009, the FASB amended disclosure requirements related to the fair value of financial instruments in financial statements for interim reporting periods and in annual financial statements of publicly-traded companies. The disclosures are required to include the method(s) and significant assumptions used to estimate the fair value of financial instruments in financial statements on an interim and annual basis and to highlight any changes from prior periods.
The following table summarizes the carrying amounts and fair values of the Company’s financial instruments as of September 30, 2009 and December 31, 2008:

	September 30, 2009		December 31, 2008
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
Short-term debt	$1.3	$1.3	$12.6	$12.6
Long-term debt*	240.0	241.3	270.4	273.7
Fair value swaps	—	—	50.0	1.7
Cash flow swaps	70.0	(0.8)	60.0	(2.7)
Foreign exchange contracts	24.6	(1.9)	59.2	0.3

*	Long term debt includes financial service borrowings for all periods presented, which is included in discontinued operations.
The carrying value of short-term debt approximates fair value due to its short maturity. The fair value of long-term debt is based on interest rates that are currently available to us for issuance of debt with similar terms and remaining maturities.
12. SALE LEASEBACK TRANSACTION
In July 2008, the Company entered into sale-leaseback transactions for its Elgin and University Park, Illinois plant locations. Net proceeds received were $35.8 million resulting in a deferred gain of $29.0 million. The deferred gain is being amortized over the 15-year life of the respective leases.

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
Consolidated Results of Operations
The following table presents the Company’s results of operations for the three and nine month periods ended September 30, 2009 and 2008, respectively ($ in millions, except per share data):

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Net sales	$166.6	$212.0	$560.9	$665.9
Cost of sales	(124.6)	(155.7)	(415.7)	(488.3)

Gross profit	42.0	56.3	145.2	177.6
Operating expenses	(34.5)	(44.0)	(122.9)	(136.1)

Operating income	7.5	12.3	22.3	41.5
Interest expense	(2.6)	(3.6)	(8.8)	(12.6)
Other income (expense), net	0.7	(0.1)	(0.3)	(1.9)
Income tax (expense) benefit	(1.0)	5.9	(2.5)	(0.3)

Income from continuing operations	4.6	14.5	10.7	26.7
Loss from discontinued operations and disposal, net of tax	(0.3)	(0.3)	(10.3)	(110.6)

Net income (loss)	$4.3	$14.2	$0.4	$(83.9)

Other data:
Operating margin	4.5%	5.8%	4.0%	6.2%
Earnings per share — continuing operations	$0.10	$0.31	$0.22	$0.56
Orders	$157.5	$204.9	$478.8	$686.9
Net sales decreased 21% or $45.4 million in the third quarter of 2009 compared to the same quarter of 2008 as a direct result of a decrease in volume; principally comprised of a reduction of $28.2 million in the Environmental Solutions Group and $16.5 million the Safety and Security Systems Group. Net sales for the nine month period ended September 30, 2009 as compared to 2008, decreased 16% due to a reduction of $66.8 million at Environmental Solutions and $47.1 million at Safety and Security Systems, offset by an increase in net sales of $8.9 million at Fire Rescue where a large backlog afforded higher shipments. Unfavorable foreign currency movement, most notably a stronger U.S. dollar versus European currencies in the comparable prior year periods, reduced sales in the three and nine month periods by 1% and 2.6%, respectively.
Operating income declined $4.8 million in the third quarter and $19.2 million in the first nine months of 2009 versus the comparable periods of 2008. Lower sales volumes drove the reductions in operating income in each of these periods offset in part by lower spending both in fixed manufacturing and SG&A of $12.2 million and $19.9 million in the third quarter and year to date periods, respectively. Operating expenses in the third quarter of 2009 were $9.5 million lower than the comparable period in 2008. Included in operating expense in 2009 is a $0.4 million charge related to the Footprint restructuring plan (“Footprint”) initiated during the quarter and a $0.7 million charge related to an environmental remediation issue at the Company’s Pearland, Texas manufacturing site. Footprint broadly represents a consolidation of manufacturing and distribution operations into the Company’s University Park, IL plant. Operating expenses in 2008 include a $3.6 million charge to settle a dispute and write off assets associated with a contract to install revenue control equipment at the Dallas Fort Worth (DFW) airport. Excluding these items, operating expenses were reduced $6.3 million in the third quarter: $1.1 million associated with lower hearing loss litigation expense than in the comparable prior year period and the remainder associated with lower sales commissions and a lower cost structure from restructuring actions taken in previous quarters.
Operating income in the first nine months of 2009 declined 46% on sales volume decline, despite the benefit of $19.9 million in lower fixed overhead and operating expenses. Year to date operating income benefitted from the absence of $6.9 million of increased costs in 2008 to settle and resolve the DFW parking system contract dispute and lower costs associated with the firefighter hearing loss litigation of $4.5 million. Offsetting some of the benefit were $2.6 million in increased costs in 2009 associated with a proxy contest initiated by an activist shareholder.
Interest expense decreased $1.0 million in the third quarter of 2009 and $3.8 million in the first nine months of 2009 when compared to the same periods in 2008 due to lower interest rates and lower average borrowings.
Other income (expense) in the third quarter of 2009 includes $0.2 million of income associated with the shutdown of China joint venture that occurred in 2008. The prior year comparative period included losses associated with the operations of the joint venture of $0.6 million. Also included in other income (expense) are both realized and unrealized foreign exchange transaction gains/losses.
The Company’s effective tax rate on earnings from continuing operations was 17.9% for the three month period ended September 30, 2009. In the comparable three month period ended September 30, 2008, the Company’s effective tax rate was (68.6%), which included the recording of a tax benefit of $8.2 million for the utilization of capital loss carry forwards resulting from the sale-leaseback transactions for two U.S. based manufacturing facilities.
The tax rate for the nine-month period ended September 30, 2009 reflects better foreign tax effects than the comparable 2008 period, due to reduced losses in China, and research and development tax credit benefits that are not reflected in the nine month period ended September 30, 2008, as Congress had not yet extended the credit. The effective tax rate for the nine-month period ending September 30, 2008 includes an $8.2 million benefit for the utilization of capital loss carry forwards previously mentioned.
Income from continuing operations fell 68% for the third quarter of 2009 and 60% for the nine months of 2009 versus the comparable periods in 2008, due to lower operating income as described above and a higher effective tax rate, offset by the benefits of lower interest expense and other income (expense).
Loss from discontinued operations and disposal for the three month period ended September 30, 2009 reflects $0.4 million of additional loss from the sale of the Company’s European sweeper business (Ravo) less $0.1 million of income from the Company’s former E-ONE business disposed in 2008. For the nine month period ended September 30, 2009, a net loss from discontinued operations of $10.3 million was recorded, primarily related to the sale and discontinuation of Ravo. Included in the loss is a charge of $6.2 million related to the goodwill of the Environmental Solutions Group. In accordance with GAAP, the goodwill attributable to Ravo was determined based on its fair value in comparison to the fair value of the remaining businesses within the Environmental Solutions Group. The sale price of $12.1 million represented the fair value of Ravo, which was 5% of the fair value of the entire Group, as the remaining businesses are more profitable and have greater earnings potential than Ravo. This 5% was then applied to the Group’s goodwill balance of $126.4 million to derive the goodwill attributable to Ravo of $6.2 million.
Diluted earnings per share from continuing operations decreased 68% to $0.10 for the quarter ended September 30, 2009. For the nine months ended September 30, 2009, diluted earnings per share from continuing operations decreased 61%.
Orders and Backlog
Orders in the third quarter of 2009 fell 23%, and on a year to date basis by 30%, from the comparable periods of 2008 reflecting weakness across all segments and most markets due to the global economic recession. Non-U.S. orders in the third quarter, which were affected by unfavorable foreign currency translation, declined 21% while U.S. orders declined 24%. For the first nine months, non-U.S. orders declined 36% and U.S. orders declined 26%.
U.S. municipal and government orders in the third quarter of 2009 decreased 11% from the prior year’s quarter primarily as a result of lower demand for street sweepers of $5.2 million, and first responder products of $2.5 million. Year to date U.S. municipal and government orders decreased 16% compared to the prior year led by declines in sewer cleaners of $10.2 million, street sweepers of $9.9 million, first responder police and fire products of $8.7 million and outdoor warning systems of $3.8 million.
A 42% decline in U.S. industrial and commercial orders in the third quarter was caused primarily by a $13.4 million reduction in orders for vacuum trucks and a $5.7 million reduction in orders for Safety and Security Systems products. Year to date U.S. industrial and commercial orders decreased 38% from 2008 driven by declines in Environmental Solutions of $45.4 million and Safety and Security Systems of $19.5 million.

A reduction in non-U.S. orders of 21% in the third quarter of 2009 stems from the Safety and Security Systems Group with a decline of $11.8 million, the Fire Rescue Group with a decline of $6.8 million, and is offset by an increase in the Environmental Solutions Group of $0.4 million. The 36% reduction in year to date non-U.S. orders came from declines of $65.6 million, $35.5 million and $8.5 million in Fire Rescue, Safety and Security Systems and Environmental Solutions, respectively.
Backlog of $209.0 million at September 30, 2009 decreased 38% from the same date in 2008 as a result of the lower order intake in the quarter.
Safety and Security Systems
The following table summarizes the Safety and Security Systems Group operating results for the three and nine month periods ended September 30, 2009 and 2008, respectively ($ in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Orders	$70.5	$86.6	$218.7	$281.2
Net sales	73.8	90.3	228.8	275.9
Operating income	6.7	8.3	21.8	27.5
Operating margin	9.1%	9.2%	9.5%	10.0%
Orders declined 19% from the third quarter of 2008 primarily as a result of the global economic recession. Public Safety Systems orders were down $7.7 million due to weakness in domestic and foreign first responder markets, and in part due to the effects of unfavorable foreign currency translation. The decrease was moderately offset by a $4.2 million increase in orders for alerting and notification systems and ALPR cameras. Industrial Systems were down $8.6 million, driven by softness in oil and gas markets. Year to date orders decreased 22% as compared to the prior year period with most market segments performing below 2008 levels with the exception of ALPR cameras in the U.S. and international warning systems.
Net sales decreased 18% or $16.5 million in the third quarter of 2009, and 17% on a year to date basis from the comparable periods of 2008 due to lower volume across most market segments and an unfavorable foreign currency variance of 1.9% in the quarter and 3.2% on the year.
Operating income decreased $1.6 million in the third quarter of 2009 from the comparable period in 2008 as a result of lower sales volumes. Operating expenses, lower than the prior year by $5.6 million, were not sufficiently reduced to overcome the decline in volume during the quarter. Included in operating income in the quarter is a charge of $0.3 million associated with the “Footprint” restructuring plan initiated in September, 2009 and a charge of $0.7 million related to an environmental remediation issue at the Company’s Pearland, Texas manufacturing site. The 2008 comparable quarter included costs associated with a contract dispute settlement of $6.1 million. The operating margin was up marginally, as headcount reductions made in previous quarters and cost containment efforts partially offset the revenue shortfall. Year to date, the operating income and margin fell from the prior year due to the reduction in sales volume offset partly by savings related to headcount reductions and other spending of approximately $8.4 million.
Fire Rescue
The following table summarizes the Fire Rescue Group’s operating results for the three and nine month periods ended September 30, 2009 and 2008, respectively ($ in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Orders	$26.2	$34.1	$68.2	$135.5
Net sales	27.4	28.1	101.4	92.5
Operating income	2.2	0.7	9.5	4.6
Operating margin	8.0%	2.5%	9.4%	5.0%

The Bronto plant expansion project in Pori, Finland was completed during the third quarter of 2008, adding approximately 40% to production capacity, providing the business with the opportunity to more cost-effectively meet demand and reduce backlog from $174.8 million to $106.6 million during the first nine months of 2009.
Orders decreased 23% from the third quarter of 2008 and 50% for the nine month period in 2009 versus 2008, as early 2008 orders were at record levels across all market segments. Market demand for the Company’s products in both fire-lift and industrial markets was weak in all regions in 2009. A stronger U.S. dollar contributed 5% to the decline in the nine month period.
Net sales were essentially flat in the third quarter. Year to date net sales increased 9.6% over the same period in 2008 as the business worked down its backlog during 2009. Excluding the effects of a stronger U.S. dollar, the nine month period would have increased 22%.
Operating income increased $1.5 million from the third quarter of 2008, and the operating margin increased 5.5 percentage points due to reduced outsourcing and more efficient overhead usage. Year to date operating income increased 107% and operating margins rose 4.4 percentage points compared to the prior year period as a result of lower costs associated with improved plant utilization. Year to date operating income increased 230% excluding the unfavorable foreign currency effects.
Environmental Solutions
The following table summarizes the Environmental Solutions Group’s operating results for the three and nine month periods ended September 30, 2009 and 2008, respectively ($ in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Total orders	$60.8	$84.2	$191.9	$270.2
Net sales	65.4	93.6	230.7	297.5
Operating income	2.7	8.8	11.9	29.7
Operating margin	4.1%	9.4%	5.2%	10.0%
Segment results have been restated to exclude the results of Ravo, which have been presented as discontinued operations.
Orders of $60.8 million in the third quarter of 2009 were 28% below the prior year quarter with decreases across all product lines with the exception of export orders for sweepers. Year to date orders decreased 29% as compared to the prior year period. Orders in municipal markets, export, and non-U.S. and industrial markets declined due to the global economic recession and reduced municipal and industrial spending.
Net sales decreased 30% compared to the third quarter of 2008 on lower sales volume. The flow through of the decline in sales volume in the quarter resulted in a $6.1 million reduction in operating income and a lower operating margin. The volume loss in the quarter was partially offset by a favorable purchase variance of $2.1 million, and lower manufacturing and operating costs of $1.8 million, however the lower costs were insufficient to overcome the significant loss of volume in the quarter over quarter comparison. Year to date net sales decreased 22% over the prior year period as a result of the order weakness. Operating income and margins fell in the nine month period ended September 30, 2009 as the decline in sales volume was only partially offset by headcount reductions and other cost-cutting measures taken throughout the year.
Corporate Expenses
Corporate expenses decreased to $4.1 million for the third quarter of 2009 compared to $5.5 million in the third quarter of 2008. The decrease is due predominantly to $1.1 million in lower legal expenses associated with the ongoing firefighter hearing loss litigation.
Corporate expenses for the nine months ended September 30, 2009 were $20.9 million and $20.3 million for the comparable period in 2008. The increase is due to $2.6 million associated with the costs for a proxy contest initiated by an activist shareholder, offset by a decrease of $4.5 million of lower legal and trial costs associated with the Company’s ongoing firefighter hearing loss litigation. Other offsetting amounts include higher bonus and stock-based compensation costs of approximately $1.9 million as a result of lower executive turnover in 2009, and the absence of a $1.1 million credit related to workers compensation and casualty expenses in 2008.
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
The following table summarizes the Company’s cash flows for the nine month periods ended September 30, 2009 and 2008, respectively ($ in millions):

	Nine months ended
	September 30,
	2009	2008
Operating cash flow	$40.0	$129.3
Investing, net	13.5	72.2
Debt repayments, net	(41.1)	(56.8)
Dividends	(8.7)	(8.6)
Purchases of treasury stock	—	(6.0)
Payments for discontinued financing activities	(7.1)	(126.7)
Other, net	1.1	(0.1)

(Decrease) increase in cash and cash equivalents	$(2.3)	$3.3

Operating cash flow decreased $89.3 million from the comparable period in 2008 due to a reduction in cash from discontinued operating activities in comparison to 2008. The prior year’s discontinued operating activities accounted for cash collection of the Company’s leasing receivables of $41.9 million and $93.8 million from the sale of 93% of the Company’s municipal lease portfolio. Cash flows provided by continuing operations increased $33.4 million from $9.8 million in the comparable period last year primarily as a result of lower accounts receivable attributable to lower sales volume.
The Company’s investing activities in 2009 include cash proceeds of $10.0 million from the redemption of a fully matured six-month Certificate of Deposit classified as a short-term investment and net proceeds of $11.3 million received from the sale of the Ravo businesses in July, 2009 and $2.9 million received from the sale of the E-One business, offset by $11.9 million used for capital expenditures. In 2008, cash derived from investing activities included net proceeds received from the sale-leaseback transactions of two U.S. based plants and gross cash proceeds of $66 million received to date from the divestitures of the Die and Mold Operations and E-One businesses, less $18.8 million of cash used primarily for capital expenditures in part related to a plant expansion in Pori, Finland. Proceeds from the sale of the Die and Mold Operations in 2008 were used primarily to pay down debt, as were proceeds from the sale of discontinued lease financing operations included as payments for discontinued financing activities.
Debt, net of cash, as a percentage of capitalization was 41.6% at September 30, 2009, versus 46.1% at the end of 2008.
At September 30, 2009, $129.0 million was drawn against the Company’s revolving credit facility which provides for borrowings up to $250.0 million and matures April 25, 2012. Borrowings under the facility bear interest, at the Company’s option, at the Base Rate or LIBOR, plus an applicable margin. The applicable margin ranges from 0.00% to 0.75% for Base Rate borrowings and 1.00% to 2.00% for LIBOR borrowings depending on the Company’s total indebtedness to capital ratio. At September 30, 2009, the Company’s applicable margins over LIBOR and Base Rate borrowings were 1.50% and 0.25%, respectively.

At September 30, 2009, $1.2 million was drawn against the Company’s foreign lines of credit which provide for borrowings up to $20.2 million.
The Company’s revolving credit facility and private placement notes contain certain financial covenants for each fiscal quarter end. At September 30, 2009, the Company was in compliance with its covenants and expects to be in compliance with its covenants for the balance of the year.
During the current downturn in global financial markets, some companies have experienced difficulties accessing their cash equivalents, trading investment securities, drawing on revolvers, issuing debt and raising capital generally, which have had a material adverse impact on their liquidity. Given the Company’s cash position and debt structure, the diversity and strength of the ten banks in its revolving credit facility, and its anticipated cash usage over the next twelve months, the Company has not experienced any material liquidity issues and it continues to expect its liquidity, notwithstanding these adverse market conditions, will be sufficient to meet all its anticipated needs during the next twelve months and for the foreseeable future.
The Company is required to assess on an on-going basis, events or circumstances that may trigger an evaluation of goodwill for impairment, and test for impairment annually should no triggering event indicate the need for analysis in the interim. The Company’s practice is to group goodwill by operating segment. There have been no events identified as a triggering event since the Company’s annual impairment testing was performed at December 31, 2008.
Contractual Obligations and Commercial Commitments
Short-term borrowings decreased to $1.3 million at September 30, 2009 from $12.6 million at December 31, 2008 primarily due to the payment in full in the first quarter of 2009 of the $9.4 million obligation at December 31, 2008 to guaranty the debt of a joint venture in China. Total long-term borrowings decreased to $196.8 million at September 30, 2009 from $241.2 million at December 31, 2008. See the Financial Condition, Liquidity and Cash Flow section of this report for more information. There have been no other significant changes in the first nine months of 2009 to the Company’s contractual obligations and commercial commitments as summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and subsequent Form 10-Q’s for the quarters ended March 31, 2009 and June 30, 2009.
Changes to the Company’s accrual for product warranty claims in the first nine months of 2009 is discussed in Note 10.

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
The information contained in Note 12, “Fair Value of Financial Instruments” to the Condensed Consolidated Financial Statements of this Form 10-Q discusses the changes in the Company’s exposure to market risk during the three and nine month periods ended September 30, 2009. For additional information, refer to the discussion contained under the caption “Market Risk Management” included in Item 7 of the Company’s Form 10-K for the year ended December 31, 2008.
Item 4. Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2009. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2009. As a matter of practice, the Company’s management continues to review and document disclosure controls and procedures, including internal controls and procedures for financial reporting. From time to time, the Company may make changes aimed at enhancing the effectiveness of the controls and to ensure that the systems evolve with the business. During the quarter ended September 30, 2009, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II. Other Information
Item 1. Legal Proceedings
The information is set forth in Footnote 8 of the condensed consolidated financial statements included in Part I of this Form 10-Q are incorporated herein by reference.
Item 1A. Risk Factors
There have been no material changes in the risk factors described in Item 1A (“Risk Factors”) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
Item 5. Other Information.
On November 3, 2009, the Company issued a press release announcing its financial results for the three months ended September 30, 2009. The full text of the press release is included as Exhibit 99.1 to this Form 10-Q.
Item 6. Exhibits
Exhibit 31.1 — CEO Certification under Section 302 of the Sarbanes-Oxley Act
Exhibit 31.2 — CFO Certification under Section 302 of the Sarbanes-Oxley Act
Exhibit 32.1 — CEO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act
Exhibit 32.2 — CFO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act
Exhibit 10.1 — Change in Control Agreement
Exhibit 18.1 — Preferability Letter from Independent Registered Public Accounting Firm
Exhibit 99.1 — Press Release dated November 3, 2009

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Signal Corporation
Date: November 3, 2009	By:	/s/ William G. Barker
William G. Barker
Senior Vice President and Chief Financial Officer