Form 10-K
period 2009-12-31
FEDERAL SIGNAL CORP /DE/
filed 2010-02-26
CIK 277509

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

Commission File Number 1-6003

FEDERAL SIGNAL CORPORATION
(Exact name of the Company as specified in its charter)

Delaware	36-1063330
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1415 West 22nd Street, Oak Brook, Illinois	60523 (Zip Code)
(Address of principal executive offices)
The Company’s telephone number, including area code
(630) 954-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $1.00 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of regulation S-T (§ 232.405 of this chapter) during the preceeding 12 months (or shorter period that the registrant was required to submit and post such files).  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark if the registrant is a shell company, in Rule 12b-2 of the Exchange Act.  Yes ☐     No ☑

State the aggregate market value of voting stock held by nonaffiliates of the Company as of June 30, 2009: Common stock, $1.00 par value — $368,510,675

Indicate the number of shares outstanding of each of the Company’s classes of common stock, as of January 31, 2010: Common stock, $1.00 par value — 48,713,962 shares

Documents Incorporated By Reference

Portions of the definitive proxy statement for the 2010 Annual Meeting of Shareholders are incorporated by reference in Part III.

FEDERAL SIGNAL CORPORATION
Index to Form 10-K

This Form 10-K and other reports filed by Federal Signal Corporation and subsidiaries (“the Company”) with the Securities and Exchange Commission and comments made by management may contain the words such as “may,” “will,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “project,” “estimate” and “objective” or the negative thereof or similar terminology concerning the Company’s future financial performance, business strategy, plans, goals and objectives. These expressions are intended to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include information concerning the Company’s possible or assumed future performance or results of operations and are not guarantees of future events or results. While these statements are based on assumptions and judgments that management has made in light of industry experience as well as perceptions of historical trends, current conditions, expected future developments and other factors believed to be appropriate under the circumstances, they are subject to risks, uncertainties and other factors that may cause the Company’s actual results, performance or achievements to be materially different.

These risks and uncertainties, some of which are beyond the Company’s control, include the cyclical nature of the Company’s industrial, municipal, government and commercial markets; availability of credit and third-party financing for customers; volatility in securities trading markets; economic downturns; risks associated with suppliers, dealer and other partner alliances; changes in cost competitiveness including those resulting from foreign currency movements; technological advances by competitors; increased warranty and product liability expenses; compliance with environmental and safety regulations; restrictive debt covenants; disruptions in the supply of parts or components from sole source suppliers and subcontractors; retention of key employees and general changes in the competitive environment. These risks and uncertainties include, but are not limited to, the risk factors described under Item 1A, “Risk Factors,” in this Form 10-K. These factors may not constitute all factors that could cause actual results to differ materially from those discussed in any forward-looking statement. The Company operates in a continually changing business environment and new factors emerge from time to time. The Company cannot predict such factors nor can it assess the impact, if any, of such factors on its financial position or results of operations. Accordingly, forward-looking statements should not be relied upon as a predictor of actual results. The Company disclaims any responsibility to update any forward-looking statement provided in this Form 10-K.

PART I

Item 1.	Business.

Federal Signal Corporation, founded in 1901, was reincorporated as a Delaware corporation in 1969. The Company designs and manufactures a suite of products and integrated solutions for municipal, governmental, industrial and commercial customers. Federal Signal’s portfolio of products includes safety and security systems, vacuum loader vehicles, street sweepers, truck mounted aerial platforms and waterblasters. Federal Signal Corporation and its subsidiaries (referred to collectively as “the Company” or “Company” herein, unless context otherwise indicates) operate 19 manufacturing facilities in 7 countries around the world serving customers in approximately 100 countries in all regions of the world.

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

Financial information (net sales, operating income (loss), depreciation and amortization, capital expenditures and identifiable assets) concerning the Company’s three operating segments as of December 31, 2009 and 2008, and for each of the three years in the period ended, December 31, 2009 are included in Note 16 to the Consolidated Financial Statements included under Item 8 of Part II of this Form 10-K, and incorporated herein by reference. Information regarding the Company’s discontinued operations is included in Note 13 to the Consolidated Financial Statements included under Item 8 of Part II of this Form 10-K, and incorporated herein by reference.

Safety and Security Systems Group

Federal Signal Corporation’s Safety and Security Systems Group designs, manufactures and deploys comprehensive safety and security systems and products that help law enforcement, fire/rescue and Emergency Medical Services, emergency operations and industrial plant/facility first responders protect people, property and the environment.

Offerings include systems for automated license plate recognition, campus and community alerting, emergency vehicles, first responder interoperable communications, industrial communications and command, municipal networked security, vehicle classification and parking revenue and access control for municipal, governmental and industrial applications. Specific products include access control devices, lightbars and sirens, public warning sirens, public safety software and automated license plate recognition cameras.

Products are sold under the Federal Signal, Federal Signal VAMA, Federal APD, PIPS, Idris, Target Tech and Victor brand names. The group operates manufacturing facilities in North America, Europe and South Africa. Many of the group’s products are designed in accordance with various regulatory codes and standards and meet agency approvals such as Underwriters Laboratory (UL), International Electrotechnical Commission (IEC) and American Bureau of Shipping (ABS).

In 2009, the Company acquired Diamond Consulting Services Ltd. (“DCS”) which specializes in vehicle classification systems for tolling and other Intelligent Transportation Systems (“ITS”).

Segment results have been restated for all periods presented to exclude the operations of the group’s Pauluhn business which were reclassified as discontinued operations and sold in 2009.

Fire Rescue Group

The Fire Rescue Group is the world leader in designing and manufacturing sophisticated, vehicle-mounted, aerial platforms for fire fighting, rescue, electric utility and industrial uses. End customers include fire departments, industrial fire services, electric utilities, maintenance rental companies for applications such as fire fighting and rescue, transmission line maintenance, and installation and maintenance of wind turbines. The group’s telescopic/

articulated aerial platforms are designed in accordance with various regulatory codes and standards, such as European Norms (EN), National Fire Protection Association (NFPA) and American National Standards Institute (ANSI). In addition to equipment sales, the group sells parts, service and training as part of a complete offering to its customer base. The group manufactures in Finland and sells globally under the Bronto Skylift brand name.

Segment results have been restated for all periods presented to exclude the operations of the group’s E-ONE business which were reclassified as discontinued operations and sold in 2008.

Environmental Solutions Group

The Environmental Solutions Group manufactures and markets worldwide a full range of street cleaning and vacuum loader vehicles and high-performance water blasting equipment. Products are also manufactured for the newer markets of hydro-excavation, glycol recovery and surface cleaning. Products are sold under the Elgin, Vactor, Guzzler and Jetstream brand names. The group primarily manufactures its vehicles and equipment in the United States.

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

Segment results have been restated for all periods presented to exclude the operation of the group’s Ravo business which was reclassified as discontinued operations and sold in 2009.

Tool Group

In 2008, the Company sold the remaining businesses within the Tool Group, referred to collectively as “Die and Mold Operations”. The results of the Die and Mold Operations are reported within discontinued operations for all periods presented.

Financial Services

The Company ceased entering into new financial services activities in 2008 and sold 92% of its municipal lease portfolio during 2008. The operating results and gain recorded upon sale are reported within discontinued operations. At December 31, 2009, the remaining leases and floor plan receivable balances, net of reserves, of $2.6 million were included on the balance sheet as Assets of Discontinued Operations.

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

Fire Rescue and Environmental Solutions use dealer networks and direct sales to service customers generally depending on the type and location of the customer. The Environmental Solutions direct sales channel concentrates on the industrial, utility and construction market segments while the dealer networks focus primarily on the municipal markets. The Company believes its national and global dealer networks for vehicles distinguish it from its competitors. Dealer representatives demonstrate the vehicles’ functionality and capability to customers and service the vehicles on a timely basis.

Customers and Backlog

Approximately 37%, 21% and 42% of the Company’s total 2009 orders were to U.S. municipal and government customers, U.S. commercial and industrial customers, and non-U.S. customers, respectively. No single customer accounted for 10% or more of the Company’s business.

The Company’s U.S. municipal and government customers depend on tax revenues to support spending. A sluggish industrial economy, therefore, will eventually impact a municipality’s revenue base as tax receipts decline due to higher levels of unemployment and declining profits. Additionally, a decline in housing prices may yield lower property tax receipts. During 2009, the Company’s U.S. municipal and government orders declined 14% from 2008, compared to a 12% decrease in these orders in 2008 compared to 2007.

Orders to the U.S. commercial and industrial segment relate to the energy industries, principally oil and gas production and coal mining, to industrial contractors and rental companies and to parking operators.

Approximately 80% of orders to non-U.S. customers flow to municipalities and governments while approximately 20% flow to industrial and commercial customers. The municipal and government segment is essentially similar to the U.S. in that it is largely dependent on tax revenues to support spending. Of the non-U.S. orders, the Company typically sells approximately 47% of its products in Europe, 16% in the Middle East and Africa, 14% in Canada and less than 10% in any other particular region.

The Company’s backlog totaled $171 million at December 31, 2009, which averages to nearly three months of shipments overall. Backlogs vary by group due to the nature of the Company’s products and buying patterns of its customers. Safety and Security Systems typically maintains an average backlog of two months of shipments, Environmental Solutions three to four months of shipments and Fire Rescue normally six months of shipments.

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

Research and Development

The information concerning the Company’s research and development activities included in Note 16 of the Consolidated Financial Statements included under Item 8 of Part II of this Form 10-K is incorporated herein by reference.

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

Employees

The Company employed approximately 2,600 people in ongoing businesses at the close of 2009. Approximately 32% of the Company’s domestic hourly workers were represented by unions at December 31, 2009. The Company believes relations with its employees to be good.

Governmental Regulation of the Environment

The Company believes it substantially complies with federal, state and local provisions that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment. Capital expenditures in 2009 attributable to compliance with such laws were not material. The Company believes that the overall impact of compliance with environmental regulations will not have a material adverse effect on its future operations.

Seasonality

Certain of the Company’s businesses are susceptible to the influences of seasonal buying or delivery patterns causing lower sales typically in both the first and third calendar quarters compared to other quarters. The Company’s businesses which tend to experience this seasonality include aerial platforms and European light bars and sirens.

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

We draw upon our revolving credit facility and our operating cash flow to fund working capital needs, capital expenditures, strategic acquisitions, pension contributions, debt repayments, share repurchases and dividends. Market disruptions such as those recently experienced in the United States and abroad have materially impacted liquidity in the credit and debt markets, making financing terms for borrowers less attractive and in certain cases have resulted in the unavailability of certain types of financing. Continued uncertainty in the financial markets may negatively impact our ability to access additional financing or to refinance our existing credit facility or existing debt arrangements on favorable terms or at all, which could negatively affect our ability to fund current and future operations as well as future acquisitions and development. These disruptions may include turmoil in the financial services industry, unprecedented volatility in the markets where our outstanding securities trade, and general economic downturns in the areas where we do business. If we are unable to access monies at competitive rates, or if our short-term or long-term borrowings costs dramatically increase, our ability to finance our operations, meet our short-term obligations and implement our operating strategy could be adversely affected.

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

Our business is subject to fluctuations in demand and changing international economic and political conditions which are beyond our control. During 2009, approximately 44% of our sales were to customers outside the United States; with approximately 31% of sales being supplied from our overseas operations. We expect a significant and increasing portion of our revenues and profits to come from international sales for the foreseeable future. Operating in the international marketplace exposes us to a number of risks, including abrupt changes in foreign government policies and regulations and, in some cases, international hostilities. To the extent that our international operations are affected by unexpected and adverse foreign economic and political conditions, we may experience project disruptions and losses which could significantly reduce our revenues and profits.

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

We may be required to recognize impairment charges for our goodwill and other indefinite lived intangible assets.

In accordance with generally accepted accounting principles, we periodically assess our goodwill and other indefinite lived intangible assets to determine if they are impaired. Significant negative industry or economic trends, disruptions to our business, unexpected significant changes or planned changes in use of the assets and market capitalization declines may result in impairments to goodwill and other long lived assets. Future impairment charges could significantly affect our results of operations in the periods recognized. Impairment charges would also reduce our consolidated shareholders’ equity and increase our debt-to-total-capitalization ratio, which may result in an event of default on our credit facility and other debt facilities. Upon an event of default, if not waived by our lenders, our lenders may declare all amounts outstanding as due and payable.

We are subject to a number of restrictive debt covenants.

Our credit facility and other debt instruments contain certain restrictive debt covenants and other customary events of default that may hinder our ability to continue operating or to take advantage of attractive business opportunities. These restrictive covenants include, among other things, an interest coverage ratio of 3.00:1 in all quarters and a maximum debt-to-total-capitalization ratio of 0.5:1.0. Our ability to comply with these restrictive covenants may be affected by the other factors described in this “Risk Factors” section and other factors outside our control. Failure to comply with one or more of these restrictive covenants may result in an event of default. Upon an event of default, if not waived by our lenders, our lenders may declare all amounts outstanding as due and payable. If we are unable to comply with the restrictive covenants in the future, we would be required to obtain further modifications from our lenders or secure another source of financing. If our current lenders accelerate the maturity of our indebtedness, we may not have sufficient capital available at that time to pay the amounts due to our lenders on a timely basis. In addition, these restrictive covenants may prevent us from engaging in transactions that benefit us, including responding to changing business and economic conditions and taking advantage of attractive business opportunities.

Our strategy to pursue growth through selective acquisitions may not be successful.

Our long-term strategy includes expanding into adjacent markets through selective acquisitions of companies, complementary technologies and organic growth. This strategy may involve the acquisition of companies that enable us to build on our existing strength in a market or that give us access to proprietary technologies that are strategically valuable or allows us to leverage our distribution channels. In connection with this strategy, we could face certain risks and uncertainties in addition to those we face in the day-to-day operations of our business. The acquisitions that we may consider may not be successfully consummated. Our acquisition activities can be disrupted by overtures from competitors for the targeted candidates, governmental regulation and rapid developments in our industry. We may face additional risks and uncertainties following an acquisition including: (i) the difficulty in integrating the newly-acquired business and operations in an efficient and effective manner; (ii) the inability to achieve strategic objectives, cost savings, expected levels of profitability and other benefits from the acquisition; (iii) the lack of success by the acquired business in its markets; (iv) the loss of key employees of the acquired business; (v) the diversion of the attention of senior management from our operations; and (vi) the liabilities that were not known at the time of the acquisition or the need to address tax or accounting issues. If we fail to timely recognize or address these matters or to devote adequate resources to them, we may fail to achieve our growth strategy or otherwise realize the intended benefits of the acquisition. Even if we are unable to integrate our business operations successfully, the integration may not result in the realization of the full benefits of synergies, cost savings, profitability, innovation and operational efficiencies that may be possible from the integration or that the benefits will be achieved within the forcasted period of time. In addition, our acquisition activities could require us to secure additional debt or equity financing, which we may not be able to secure on favorable terms or at all.

Our efforts to develop new products and services or enhance existing products and services involve substantial research, development and marketing expenses, and the resulting new or enhanced products or services may not generate sufficient revenues to justify the expense.

We place a high priority on developing new products and services, as well as enhancing our existing products and services. As a result of these efforts, we may be required to expend substantial research, development and marketing resources, and the time and expense required to develop a new product or service or enhance an existing product or service are difficult to predict. We may not succeed in developing, introducing or marketing new products or services or product or service enhancements. In addition, we cannot be certain that any new or enhanced product or service will generate sufficient revenue to justify the expense and resources devoted to this product diversification effort.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

As of December 31, 2009, the Company utilized 8 principal manufacturing plants located throughout North America, as well as 9 in Europe, 1 in South Africa and 1 in the Far East.

In total, the Company devoted approximately 1.1 million square feet to manufacturing and 0.7 million square feet to service, warehousing and office space as of December 31, 2009. Of the total square footage, approximately 43% is devoted to the Safety and Security Systems Group, 9% to the Fire Rescue Group and 48% to the Environmental Solutions Group. Approximately 18% of the total square footage is owned by the Company with the remaining 82% being leased.

All of the Company’s properties, as well as the related machinery and equipment, are considered to be well-maintained, suitable and adequate for their intended purposes. In the aggregate, these facilities are of sufficient capacity for the Company’s current business needs.

Item 3.	Legal Proceedings.

The information concerning the Company’s legal proceedings included in Note 15 of the Consolidated Financial Statements contained under Item 8 of Part II of this Form 10-K is incorporated herein by reference.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders through the solicitation of proxies or otherwise during the three months ended December 31, 2009.

Item 4A.	Executive Officers.

The following is a list of the Company’s executive officers, their ages, business experience and positions and offices as of February 1, 2010:

William H. Osborne, age 49, was appointed Chief Executive Officer and President in September 2008 and elected to the Board of Directors in April 2009. Mr. Osborne was President and Chief Executive Officer of Ford of Australia in 2008. From 2005 to 2008 Mr. Osborne was the President and Chief Executive Officer of Ford of Canada and from 2003 to 2005 he was the Executive Director, Pickup Truck and Commercial Vehicles, North American Truck Business of Ford Motor Company.

William G. Barker, III, age 51, was appointed Senior Vice President and Chief Financial Officer in December 2008. Mr. Barker was Senior Vice President and Chief Financial Officer of Sun-Times Media Group from 2007 to 2008. He was Vice President, Finance and Strategy, Gatorade of PepsiCo, Inc. from 2001 to 2007.

David E. Janek, age 46, was appointed Vice President and Controller in August 2008. Mr. Janek was Vice President and Treasurer from 2006 to 2008 and was Vice President Finance, Safety and Security Systems Group from 2002 to 2006.

Fred H. Lietz, age 54, was appointed Vice President and Chief Procurement Officer in May 2007. Mr. Lietz was Vice President of Global Procurement and Logistics at Andrew Corporation from 2001 to 2006.

Esa Peltola, age 58, was appointed President of Bronto Skylift Oy Ab in July 2007. Mr. Peltola was Managing Director of Bronto Skylift from 1998 to 2007.

Jennifer L. Sherman, age 45, was appointed Senior Vice President, Human Resources, General Counsel and Secretary in April 2008. Ms. Sherman was Vice President, General Counsel and Secretary from 2004 to 2007 and was Deputy General Counsel and Assistant Secretary from 1998 to 2004.

Mark D. Weber, age 52, was appointed President of the Environmental Solutions Group in April 2003. Mr. Weber was Vice President Sweeper Products for the Environmental Solutions Group from 2002 to 2003 and General Manager of Elgin Sweeper Company from 2001 to 2002.

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

The Company’s common stock is listed and traded on the New York Stock Exchange (“NYSE”) under the symbol FSS. At December 31, 2009, there were no material restrictions on the Company’s ability to pay dividends. The information concerning the Company’s market price range data included in Note 19 of the Consolidated Financial Statements contained under Item 8 of Part II of this Form 10-K is incorporated herein by reference.

As of January 31, 2010, there were 2,556 holders of record of the Company’s common stock.

The graph below matches Federal Signal Corporation’s cumulative 5-year total shareholder return on common stock with the cumulative total returns of the Russell 2000 index, the S&P Industrials index, and the S&P Midcap 400 index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from December 31, 2004 to December 31, 2009.

Comparison of 5 Year Cumulative Total Return*

Among Federal Signal Corporation. The Russell 2000 Index,
The S&P Midcap 400 Index and the S&P Industrials Index

*$100 invested on 12/31/04 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Copyright © 2010 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	12/04	12/05	12/06	12/07	12/08	12/09
Federal Signal Corporation	100.00	86.26	93.58	66.59	49.77	38.02
Russell 2000	100.00	104.55	123.76	121.82	80.66	102.58
S&P Midcap 400	100.00	112.55	124.17	134.08	85.50	117.46
S&P Industrials	100.00	102.33	115.93	129.87	78.02	94.35

The stock price performance included in this graph is not necessarily indicative of future stock price performance. Notwithstanding anything set forth in any of our previous filings under the Securities Act of 1933, as amended, or the Securities Act of 1934, as amended, which might be incorporated into future filings in whole or part, including this Annual Report on Form 10-K, the preceding performance graph shall not be deemed incorporated by reference into any such findings.

The information concerning the Company’s quarterly dividend per share data included in Note 19 of the Consolidated Financial Statements contained under Item 8 of Part II of this Form 10-K is incorporated herein by reference. The payment of future dividends is at the discretion of the Company’s Board of Directors and will depend, among other things, upon future earnings and cash flows, capital requirements, the Company’s general financial condition, general business conditions and other factors. Accordingly, the Company’s Board of Directors may at any time reduce or eliminate the Company’s quarterly dividend based on these factors.

Item 6.	Selected Financial Data.

The following table presents the selected financial information of the Company as of, and for each of the five years in the period ended, December 31:

	2009	2008	2007	2006	2005

Operating Results ($ in millions):
Net sales(a)	$752.5	$879.0	$854.8	$720.8	$636.2
Income before income taxes(a)	22.3	20.7	47.1	34.9	36.0
Income from continuing operations(a)	17.7	27.2	35.1	26.8	38.6
Operating margin(a)	4.4%	5.7%	8.0%	6.8%	8.0%
Return on average common shareholders’ equity	7.5%	(25.9)%	13.1%	5.7%	(1.2)%
Common Stock Data (per share):
Income from continuing operations — diluted	$0.36	$0.57	$0.73	$0.56	$0.80
Cash dividends per share	0.24	0.24	0.24	0.24	0.24
Market price range:
High	$9.30	$17.50	$17.00	$19.75	$17.95
Low	3.73	5.10	10.82	12.69	13.80
Average common shares outstanding (in millions)	48.6	47.7	47.9	48.0	48.2
Financial Position at Year-End (dollars in millions):
Working capital(a)(b)	$113.0	$148.0	$83.4	$42.9	$52.0
Current ratio(a)(b)	1.7	1.9	1.4	1.2	1.2
Total assets	744.9	839.0	1,172.9	1,054.3	1,122.8
Long-term debt, net of current portion	159.7	241.2	240.7	160.3	203.7
Shareholders’ equity	328.7	287.1	447.3	388.6	378.4
Debt-to-capitalization ratio(c)	38.0%	49.3%	39.2%	36.7%	42.2%
Net debt-to-capitalization ratio(d)	35.4%	46.1%	38.2%	35.0%	32.8%
Other (dollars in millions):
Orders(a)	$639.7	$860.9	$920.1	$782.5	$632.2
Backlog(a)	170.5	290.2	319.9	237.2	168.8
Net cash provided by operating activities	62.4	123.7	65.4	29.7	70.6
Net cash provided by (used for) investing activities	31.0	54.6	(106.6)	(19.3)	(0.7)
Net cash (used for) provided by financing activities	(96.5)	(166.7)	36.8	(83.0)	7.1
Capital expenditures(a)	14.6	28.0	19.5	11.7	7.5
Depreciation and amortization(a)	15.3	14.9	13.3	8.8	9.0
Employees(a)	2,614	3,034	3,198	2,915	2,737

(a)	continuing operations only, prior year amounts have been reclassified for discontinued operations as discussed in Note 13 to the Consolidated Financial Statements

(b)	working capital: current assets less current liabilities; current ratio: current assets divided by current liabilities

(c)	total debt divided by the sum of total debt plus equity

(d)	net debt to capitalization ratio: debt less cash and cash equivalents and short-term investments divided by equity plus debt less cash and cash equivalents and short-term investments

The 2009 and 2008 income before income taxes includes restructuring costs of $1.5 million and $2.7 million, respectively. The 2008 income before income taxes was impacted by a $6.9 million loss incurred to settle a dispute and write off assets associated with a large parking systems contract and a $13.0 million loss associated with the Company’s decision to terminate funding of a joint venture in China (“China Joint Venture”). 2009 operating income benefitted from $5.8 million in lower legal and trial costs associated with the Company’s ongoing firefighter hearing loss litigation. The 2005 loss before income taxes was impacted by a $6.7 million gain on the sale of two industrial lighting product lines.

The selected financial data set forth above should be read in conjunction with the Company’s Consolidated Financial Statements, including the notes thereto, contained under Item 8 of Part II of this Form 10-K and Item 7 of Part II of this Form 10-K.

The information concerning the Company’s selected quarterly data included in Note 19 of the Consolidated Financial Statements contained under Item 8 of this Form 10-K is incorporated herein by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Company designs and manufactures a suite of products and integrated solutions for municipal, governmental, industrial and commercial customers. Federal Signal’s products include safety and security systems, vacuum loader vehicles, street sweepers, truck mounted aerial platforms and waterblasters. Due to technology, marketing, distribution and product application synergies, the Company’s business units are organized and managed in three operating segments: Safety and Security Systems, Fire Rescue and Environmental Solutions. The information concerning the Company’s manufacturing businesses included in Item 1 of this Form 10-K and Note 16 of the Consolidated Financial Statements contained under Item 8 of Part II of this Form 10-K are incorporated herein by reference.

Results of Operations

Operating results have been restated to exclude the following operations discontinued during 2009: all RAVO businesses formerly reported within the Environmental Solutions Group segment, and all Pauluhn businesses formerly reported within the Safety and Security Systems Group segment. Information relating to each of these discontinued operations is presented in Note 13 of the Consolidated Financial Statements contained under Item 8 of this Form 10-K.

Orders and backlog

	2009	2008	2007

Analysis of orders:
Total orders ($ in millions):	$639.7	$860.9	$920.1
Change in orders year over year	(25.7)%	(6.4)%	17.6%
Change in U.S. municipal and government orders year over year	(13.6)%	(12.2)%	5.4%
Change in U.S. industrial and commercial orders year over year	(37.9)%	(8.0)%	11.4%
Change in non-U.S. orders year over year	(27.6)%	(0.7)%	35.1%

Orders in 2009 fell 26% compared to 2008 reflecting weakness across all segments and most markets due to the global economic recession. U.S. municipal and government orders decreased 14% in 2009 primarily as a result of decreased orders of sewer cleaners of $16.8 million, first responder products of $9.5 million, sweepers of $5.2 million, and a $5.5 million decline in outdoor warning systems. U.S. industrial and commercial orders decreased 38% driven by a $51.5 million reduction in orders for vacuum trucks and a $12.8 million reduction in orders for Safety and Security Systems products. Non-U.S. orders decreased 28% as compared to prior year primarily due to a decrease in Bronto aerial platforms of approximately $63.1 million and a $26.0 million decline in Safety and Security Systems products. Non-U.S. orders declined 26% when excluding the effect of unfavorable foreign currency translation.

U.S. municipal and government orders decreased 12% in 2008 primarily as a result of decreased orders of sweepers of $22.3 million, sewer cleaners of $13.1 million and a $12.3 million decline in police products offset by an increase in automated license plate recognition (“ALPR”) cameras of $6.1 million. U.S. industrial and commercial orders decreased 8% driven by lower orders for sweepers and vacuum trucks of $21.2 million and a reduction in parking system orders of $6.1 million, offset by an increase in Bronto aerial platforms of $4.7 million. Non-U.S. orders remained relatively flat as compared to prior year with increases in ALPR cameras of $15.1 million and European sweeper orders and water blasters of $1.3 million, offset by a decrease in Bronto aerial platforms of $16.6 million.

Consolidated results of operations

The following table summarizes the Company’s results of operations and selected operating metrics for each of the three years in the period ended December 31 ($ in millions, except per share amounts):

	2009	2008	2007

Net sales	$752.5	$879.0	$854.8
Cost of sales	(558.9)	(643.6)	(623.8)

Gross profit	193.6	235.4	231.0
Operating expenses	(159.1)	(182.9)	(162.3)
Restructuring charges	(1.5)	(2.7)	—

Operating income	33.0	49.8	68.7
Interest expense	(11.4)	(15.3)	(18.5)
Gain (loss) on investment in joint venture	1.2	(13.0)	(3.3)
Other (expense) income	(0.5)	(0.8)	0.2
Income tax (expense) benefit	(4.6)	6.5	(12.0)

Income from continuing operations	17.7	27.2	35.1
Gain (loss) from discontinued operations and disposal, net of tax	5.4	(122.2)	19.6

Net income (loss)	$23.1	$(95.0)	$54.7

Other data:
Operating margin	4.4%	5.7%	8.0%
Earnings per share — continuing operations	$0.36	$0.57	$0.73

Year Ended December 31, 2009 vs. December 31, 2008

Net sales decreased 14% or $126.5 million over 2008 as a direct result of a decrease in volume as the global economic recession reduced demand for the Company’s products across most market segments. Unfavorable foreign currency movement, most notably a stronger U.S. dollar versus European currencies in the comparable prior year periods reduced sales by 1%. Gross profit margins fell in 2009 to 25.7% from 26.7%. Operating income decreased by 34% in 2009 due to lower sales volumes offset in part by lower spending in both fixed manufacturing and SG&A of $29.6 million. Included in operating expenses in 2009 is a $0.7 million charge related to an environmental remediation issue at the Company’s Pearland, Texas site. Operating income also benefitted from the absence of $6.9 million in charges to settle a dispute and write off assets associated with a parking systems contract and $5.8 million in lower legal and trial costs associated with the Company’s ongoing firefighter hearing loss litigation.

Interest expense decreased 25% from 2008, primarily due to lower interest rates and lower average borrowings in 2009 from a reduction in net debt of $65.0 million. The Company paid down debt using net proceeds of $11.9 million from the sale of RAVO and $34.0 million from the sale of its Pauluhn business. For further discussion of the discontinued operations, see Note 13 of the Consolidated Financial Statements contained under Item 8 of Part II of this Form 10-K.

In 2009, the Company recorded a gain of $1.2 million associated with the shutdown of the China Joint Venture which is related to the sale of the remaining assets of the business. In 2008, losses on the Company’s investment in the China Joint Venture totaled $13.0 million. The Company’s share of operating losses was $0 in 2009 and $2.6 million in 2008. A charge of $10.4 million was taken in 2008 to reflect the Company’s contingent obligations to guarantee the debt of the joint venture and to guarantee the investment of one of its joint venture partners. A review of the market and forecasts of the joint venture’s cash flows indicated its bank debt was unlikely to be repaid and it was unlikely to provide a return to the joint venture partners. In 2009, the partners agreed to voluntarily liquidate the China Joint Venture.

Other expenses of $0.5 million include realized losses from foreign currency transactions and on derivatives contracts.

The 2009 effective tax rate on income from continuing operations increased to 20.6% from (31.4)% in the prior year. The 2008 rate benefited from a capital loss utilization tax strategy on a sale/leaseback of real estate properties, the China Joint Venture shutdown tax benefits, and a higher mix of profits in lower taxed countries.

The Company’s 2009 effective rate of 20.6% reflects a benefit for the reduction in FIN 48 reserves primarily due to the completion of an audit of the Company’s 2006 U.S. tax return in accordance with Accounting Standards Codification (“ASC”) Topic 740, “Income Taxes” (FIN 48). The Company’s effective rate also reflects benefits for the R&D tax credit and foreign tax rate effects.

Income from continuing operations decreased 35% from 2008 due to lower operating income as described above and a higher effective tax rate, offset by the benefits of lower interest expense of $3.9 million and other expense of $0.3 million.

Net income was $23.1 million in 2009 versus a net loss of $95.0 million in 2008. In 2009, there was an after-tax gain from discontinued operations of $5.4 million relating to the sale of the Company’s RAVO and Pauluhn businesses. Net losses from discontinued operations totaled $122.2 million in 2008 relating primarily to the impairment of assets and sale of the Company’s Die and Mold Operations and E-ONE. The Company also discontinued its financial services activities during 2008 which generated income of $0.3 million. For further discussion of the discontinued operations, see Note 13 of the Consolidated Financial Statements contained under Item 8 of Part II of this Form 10-K.

Year Ended December 31, 2008 vs. December 31, 2007

Net sales in 2008 increased 3% over 2007, or 2% after removing the favorable effects of currency translation from a weaker U.S. dollar. Sales volume increases at Fire Rescue were largely offset by reductions at Environmental Solutions, Safety and Security Systems were relatively flat (see segment discussions below). Gross profit margins fell slightly in 2008 to 26.7% from 27.0% due largely to the absence of a favorable $1.8 million excise tax settlement which occurred in 2007. Operating income decreased by 28% in 2008 as the gross profit increase of $4.4 million was more than offset by an increase of $20.6 million of operating expenses due to $9.9 million of higher legal costs associated with the Company’s ongoing firefighter hearing loss litigation, $6.2 million of increased charges to settle a dispute and write off assets associated with a parking systems contract and $2.7 million of restructuring costs largely due to severance associated with streamlining the management structure.

Interest expense decreased 17% from 2007 primarily due to lower average borrowings in 2008 from a reduction in net debt of $30.7 million. The Company paid down debt mostly by using net proceeds of $59.9 million from the sale of its Tool Group businesses and $35.8 million from the sale-leaseback of its Elgin and University Park, Illinois plants. For further discussion of the discontinued operations, see Note 13 of the Consolidated Financial Statements contained under Item 8 of Part II of this Form 10-K.

Losses on the Company’s China Joint Venture totaled $13.0 million in 2008. The Company’s share of operating losses was $2.6 million in 2008 versus $3.3 million in 2007. A charge of $10.4 million was taken in 2008 to reflect the Company’s contingent obligations to guaranty the debt of the joint venture and to guaranty the investment of one of its joint venture partners.

Other expenses of $0.8 million include realized losses from foreign currency transactions and on derivatives contracts.

The 2008 effective tax rate on income from continuing operations decreased to (31.4)% from 25.4% in the prior year. The 2008 rate benefited from a capital loss utilization tax strategy on a sale/leaseback of real estate properties, the China Joint Venture shutdown tax benefits, and a higher mix of profits in lower taxed countries.

Income from continuing operations decreased 23% from 2007 primarily as a result of the aforementioned changes in operating expenses, loss on joint venture and offsetting tax benefits.

Net loss was $95.0 million in 2008 versus net income of $54.7 million in 2007. Net losses from discontinued operations totaled $122.2 million in 2008 relating primarily to the impairment of assets and sale of the Company’s Die and Mold Operations and E-ONE. The Company also discontinued its financial services activities during 2008 which generated income of $0.3 million. A net gain of $19.6 million on discontinued operations in 2007 resulted primarily from the sale of the Cutting Tool Operations in that year. For further discussion of the discontinued operations, see Note 13 of the Consolidated Financial Statements contained under Item 8 of Part II of this Form 10-K.

Safety and Security Systems Operations

The following table presents the Safety and Security Systems Group’s results of operations for each of the three years in the period ended December 31 ($ in millions):

	2009	2008	2007

Total orders	$277.7	$341.3	$339.8
Net sales	292.7	345.9	340.4
Operating income	27.5	35.2	44.0
Operating margin	9.4%	10.2%	12.9%

Orders declined 19% as compared to the prior year period with declines in most market segments with the exception of automated license plate recognition (“ALPR”) cameras in the U.S., primarily as a result of the economic recession. U.S. orders decreased 15% due to softness in oil and gas markets and decline in municipal spending due to the global economic recession. 2009 orders in the U.S. decreased $10.5 million for warning systems, $8.6 million for police products, $8.3 million for industrial signal and communication systems, and $4.5 million for parking systems, offset by an increase of $5.4 million in ALPR cameras. Non-U.S. orders decreased 23% compared to 2008 primarily due to a decline in vehicular lighting and siren sales of $21.0 million.

Net sales decreased 15% as compared to 2008 with decreases across all businesses except warning systems, which increased $1.6 million driven by international and military segments, and ALPR cameras in the U.S. Operating income in 2009 declined 22% as a result of lower sales volumes and a charge of $0.7 million related to an environmental remediation issue at the Company’s Pearland, Texas site. Operating expenses were lower than the prior year by $15.3 million driven by cost management initiatives implemented in 2009 and the absence of $5.3 million in charges in 2008 to settle a dispute and write-off assets associated with a parking system contract. Operating margins declined 8% compared to the prior year as a result of the lower sales volumes.

Orders remained relatively flat in 2008 as compared to 2007. U.S. orders decreased 6% due to weak municipal spending and a relative softening in the industrial economy compared to 2007. For 2008, orders in the U.S. fell $12.3 million for police products, $6.1 million for parking systems, and $0.7 million for hazardous area lighting products. Partly offsetting these declines was an increase in orders of $6.1 million for ALPR cameras made by PIPS Technologies, which was acquired in the third quarter of 2007. Non-U.S. orders in 2008 increased 9% over the prior year or 6% when excluding the favorable effects of currency translation due to strength in outdoor warning systems and the addition of PIPS Technologies acquired in 2007.

Net sales increased 2% in 2008. An increase in shipments of ALPR cameras during 2008 of $19.2 million and industrial communications systems of $2.4 million was offset by a $17.7 million decrease in global vehicular lighting and siren sales. Operating income in 2008 declined 20% and operating margins fell, primarily due to $6.2 million of increased charges to settle a dispute and write off assets associated with a parking system contract, $1.8 million of employee severance costs associated with restructuring initiatives, and $0.8 million associated with other cost reduction initiatives.

Fire Rescue Operations

The following table presents the Fire Rescue Group’s results of operations for each of the three years in the period ended December 31 ($ in millions):

	2009	2008	2007

Total orders	$96.6	$162.3	$174.1
Net sales	160.0	145.5	117.9
Operating income	19.2	10.4	7.9
Operating margin	12.0%	7.1%	6.7%

Orders in 2009 decreased 40% from the prior year as the global economic recession reduced demand for the Company’s products in both fire-lift and industrial markets was weak in all regions.

Net sales in 2009 increased 10% and 14% excluding currency translation, compared to the prior year. Unusually high backlog at the end of 2008 and the recent plant expansion enabled strong shipment levels especially during the fourth quarter despite the reduction in orders. Operating income and margin increased 85% and 70% respectively, due to the increase in sales volumes and also due to margin improvements related to the plant expansion and process improvements.

Orders in 2008 decreased 7% compared to 2007 or 15% when excluding the favorable effects of currency translation. Bronto’s entire order decline existed within its industrial markets, primarily with weakness in Europe.

Net sales in 2008 increased 23% from 2007 or 19% when excluding the favorable effects of currency translation. Bronto’s large backlog, which exceeded 12 months of shipments at the end of 2007, allowed for strong shipments in 2008 despite a reduction in orders during the year.

Operating income rose 32% in 2008 and operating margins improved as a result of the increased sales volumes. Higher product costs for steel and other components and inefficiencies caused by the plant expansion offset some of the sales volume impact.

Environmental Solutions Operations

The following table presents the Environmental Solutions Group’s results of operations for each of the three years in the period ended December 31 ($ in millions):

	2009	2008	2007

Total orders	$265.4	$357.3	$406.2
Net sales	299.8	387.6	396.5
Operating income	14.9	34.9	37.9
Operating margin	5.0%	9.0%	9.6%

Orders of $265.4 million in 2009 were 26% below the prior year due to the global economic recession and reduced municipal and industrial spending. U.S. orders decreased 30% in 2009 from the prior year driven by a $71.3 million reduction in sewer cleaning and industrial vacuum trucks, a $9.0 million reduction in water blasters and an $8.4 million reduction in sweepers. Non-U.S. orders decreased 5% due to a weaker market environment for sweepers.

Net sales decreased 23% compared to the prior year period on lower sales volume in sewer cleaning and industrial vacuum trucks of $61.3 million, street sweepers of $16.4 million and waterblasters of $9.7 million. The flow through of the decline in sales volume resulted in a $20.0 million reduction in operating income and a lower operating margin.

In 2008, orders decreased 12% from 2007 as weak municipal and industrial markets drove a $25.6 million reduction in sweepers and a $26.7 million reduction in sewer cleaning and industrial vacuum trucks offset by an increase of $5.8 million in waterblasters. Net sales in 2008 compared to 2007 decreased 2% as a decline in U.S sweeper shipments of $23.6 million more than offset a $13.6 million increase in global shipments of sewer cleaning and industrial vacuum trucks.

Operating income decreased 8% in 2008 due to lower sales volumes and the absence of a favorable $1.8 million excise tax settlement which occurred in 2007.

Corporate Expense

Corporate expenses totaled $28.6 million in 2009, $30.7 million in 2008 and $21.1 million in 2007. The 7% decrease in 2009 is due to $5.8 million in lower legal and trial costs associated with the Company’s ongoing firefighter hearing loss litigation offset by $2.6 million associated with the costs for a proxy contest initiated by an activist shareholder. Other offsetting amounts include higher bonus costs of approximately $1.2 million.

The 45% increase in 2008 expense is primarily due to $9.9 million of higher legal costs associated with the Company’s ongoing firefighter hearing loss litigation and $1.5 million of costs associated with the hiring of a new chief executive officer and chief financial officer, reduced by lower bonus and stock-based compensation costs of $1.8 million.

The hearing loss litigation has historically been managed by the Company’s legal staff resident at the corporate office and not by management at any reporting segment. In accordance with ASC Topic 280, “Segment Reporting” (SFAS No. 131), which provides that segment reporting should follow the management of the item and that some expenses can be corporate expenses, these legal expenses (which are unusual and not part of the normal operating activities of any of our operating segments), are reported and managed as corporate expenses. Only the Company, and no current or divested subsidiaries is a named party to these lawsuits.

Legal Matters

The Company has been sued by over 2,500 firefighters in numerous separate cases alleging that exposure to the Company’s sirens impaired their hearing. The Company contests the allegations. Over 100 cases have been dismissed in Cook County including 27 by way of verdict. The Company continues to aggressively defend the matter. For further details regarding this and other legal matters, refer to Note 15 in the Consolidated Financial Statements included in Item 8 of Part II of this Form 10-K.

Financial Condition, Liquidity and Capital Resources

During each of the three years in the period ended December 31, 2009, the Company used its cash flows from operations to pay cash dividends to shareholders, to fund growth, and to make capital investments that both sustain and reduce the cost of its operations. Beyond these uses, remaining cash was used to fund acquisitions, pay down debt, repurchase shares of common stock and make voluntary pension contributions.

The Company’s cash and cash equivalents totaled $21.1 million, $23.4 million and $12.5 million as of December 31, 2009, 2008 and 2007, respectively. The following table summarizes the Company’s cash flows for each of the three years in the period ended December 31 ($ in millions):

	2009	2008	2007

Operating cash flow	$62.4	$123.7	$65.4
Proceeds from sale of properties, plant and equipment	4.0	38.0	0.6
Capital expenditures	(14.6)	(28.0)	(19.5)
Payments for acquisitions, net of cash acquired	(13.5)	—	(147.5)
Gross proceeds from sale of discontinued businesses	47.1	65.9	65.4
Borrowing activity, net	(77.7)	(20.1)	59.6
Dividends	(11.7)	(11.5)	(11.5)
Purchases of treasury stock	—	(6.0)	—
Payments for discontinued financing activities	(7.3)	(129.3)	(11.7)
All other, net	9.0	(21.8)	(4.1)

(Decrease) increase in cash	$(2.3)	$10.9	$(3.3)

Operating cash flow decreased $61.3 million in 2009 compared to 2008. The decrease in 2009 was driven by a $127.0 million decrease in cash from discontinued operating activities offset by an increase of $65.7 million in cash provided by continuing operating activities. In 2009 the Company discontinued its RAVO and Pauluhn businesses and in 2008, the Company discontinued its Die and Mold Operations, E-ONE business and Financial Services activities which generated cash of $126.2 million during the year. In 2008, approximately 92% of the Company’s municipal leases were sold for net cash proceeds of approximately $94.0 million. The increase in cash provided by continuing operations of $65.7 million in 2009 was caused primarily by a decrease in accounts receivable and inventories, lower pension contributions and a gain on the China Joint Venture due to the liquidation of assets.

Proceeds from the sale of properties, plant and equipment in 2008 are primarily the result of net cash proceeds of $35.8 million received from a sale-leaseback of the Company’s Elgin and University Park, Illinois plants.

Capital expenditures decreased $13.4 million in 2009 compared to 2008 due primarily to the expansion of the Company’s plants in Pori, Finland and in Streator, Illinois that occurred in 2008. Capital expenditures rose $8.5 million in 2008 from 2007 again largely due to these plant expansions.

In 2009, the Company acquired Diamond Consulting Services Ltd. for $13.5 million in cash. See Note 11 of the notes to the Consolidated Financial Statements for additional information on the acquisition. The Company funded the acquisition through cash provided by operations, and from proceeds received from the sale of RAVO and Pauluhn businesses, included in discontinued operations in 2009, and sold for net proceeds of $45.1 million in cash. See Note 13 of the notes to the Consolidated Financial Statements for additional information on the sale of RAVO and Pauluhn busineses.

In 2008, the Company divested its Die and Mold Operations and E-ONE business for net cash proceeds of $59.9 million and a payment of $0.6 million, respectively. Gross proceeds from the sale of E-ONE were $3.4 million, of which $0.5 million had been received at December 31, 2008.

In 2009, net borrowings decreased $77.7 million, largely upon paydowns upon the receipt of cash from the RAVO and Pauluhn businesses included in discontinued operations in 2009. In 2008, net borrowings decreased $20.1 million, largely upon receipt of cash from the aforementioned sale of its municipal leasing portfolio which was included in discontinued operations in 2008 and the aforementioned sale leaseback transactions. In 2007, net borrowings increased $59.6 million due to the acquisition of PIPS Technologies in the second half of the year.

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

Aggregate maturities of total borrowings amount to approximately $41.9 million in 2010, $10.5 million in 2011, $144.6 million in 2012 and $7.1 million in 2013. The fair values of these borrowings aggregated $204.9 million and $286.3 million at December 31, 2009 and 2008, respectively. Included in 2010 maturities is $2.5 million of other foreign lines of credit and $39.4 million of private placement debt.

In March 2008, the Company executed an amendment (the “Second Credit Amendment”) to the Revolving Credit Facility. The Second Credit Amendment modified the definitions of Consolidated Net Worth and EBIT, reduced the Total Indebtedness to Capital ratio maximum to 0.50, reduced the minimum Interest Coverage Ratio requirement and reduced the required minimum percentage of consolidated assets directly owned by the Credit Agreement’s borrower and guarantors to 50%. The amendment also allowed for the unencumbered sale of the E-One business.

In April, 2007, the Company amended its Revolving Credit Agreement. This Second Amended and Restated Credit Agreement (“Credit Agreement”) provides for borrowings of $250.0 million and matures April, 2012. It also allows the Company to borrow up to $35 million in an alternative currency under the swing line provision. As of December 31, 2009, $16.2 million was drawn on the Alternative Currency Facility and $85.0 million was drawn on the Second Credit Amendment for a total of $101.2 million drawn under the Second Amended and Restated Credit Agreement leaving available borrowings of $148.8 million.

Cash dividends paid to shareholders in 2009, 2008 and 2007 were $11.7 million, $11.5 million and $11.5 million respectively. The Company declared dividends of $0.24 per share in 2009, 2008 and 2007.

During 2008, the Company completed repurchases totaling $6.0 million of stock under share repurchase programs approved by the Board of Directors to offset the dilutive effects of stock-based compensation.

Total debt net of cash and short-term investments included in continuing operations was $180.5 million representing 35% of total capitalization at December 31, 2009 versus $245.5 million or 46% of total capitalization at December 31, 2008. The decrease in the percentage of debt to total capitalization in 2009 was due to a reduction in debt of $77.7 million and an increase in equity of $41.6 million. The Company was in compliance with the financial covenants throughout 2009 and 2008.

The Company anticipates that capital expenditures for 2010 will approximate $16 million and that its financial resources and major sources of liquidity, including cash flow from operations and borrowing capacity, will be adequate to meet its operating and capital needs in addition to its financial commitments.

Contractual Obligations and Commercial Commitments

The following table presents a summary of the Company’s contractual obligations and payments due by period as of December 31, 2009 ($ in millions):

	Payments Due by Period
		Less than			More than
	Total	1 Year	2-3 Years	4-5 Years	5 Years

Long-term debt*	$204.1	$41.9	$155.1	$7.1	$—
Operating lease obligations	70.9	10.4	13.6	10.6	36.3
Fair value of interest rate swaps	0.5	0.5	—	—	—
Interest payments on long term debt	13.1	5.6	7.4	0.1	—

Total contractual obligations	$288.6	$58.4	$176.1	$17.8	$36.3

*	Long term debt includes financial service borrowings which are reported in discontinued operations.

The Company is party to various interest rate swap agreements in conjunction with the management of borrowing costs. As of December 31, 2009, the fair value of the Company’s net position would result in cash payments of $0.5 million. Future changes in the U.S. interest rate environment would correspondingly affect the fair value and ultimate settlement of the contracts.

The Company also enters into foreign currency forward contracts to protect against the variability in exchange rates on cash flows and intercompany transactions with its foreign subsidiaries. As of December 31, 2009, there is $0.1 million unrealized losses on the Company’s foreign exchange contracts. Volatility in the future exchange rates between the U.S. dollar and Euro, Canadian dollar and British pound will impact the final settlement of any of these contracts.

The following table presents a summary of the Company’s commercial commitments and the notional amount by expiration period as of December 31, 2009 ($ in millions):

	Notional Amount by Expiration Period
		Less than	2-3	4-5
	Total	1 Year	Years	Years

Financial standby letters of credit	$29.3	$29.1	$0.1	$0.1
Performance standby letters of credit	4.0	4.0	—	—
Purchase obligations	30.5	24.9	5.6	—

Total commercial commitments	$63.8	$58.0	$5.7	$0.1

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

As of December 31, 2009, the Company has a liability of approximately $5.8 million for unrecognized tax benefits (refer to Note 6). Due to the uncertainties related to these tax matters, the Company cannot make a reasonably reliable estimate of the period of cash settlement for this liability.

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

Allowances for Doubtful Accounts

The Company performs ongoing credit evaluations of its customers. The Company’s policy is to establish, on a quarterly basis, allowances for doubtful accounts based on factors such as historical loss trends, credit quality of the present portfolio, collateral value and general economic conditions. If the historical loss trend increased or decreased 10% in 2009, the Company’s operating income would have decreased or increased by $0.1 million, respectively. Though management considers the valuation of the allowances proper and adequate, changes in the economy and/or deterioration of the financial condition of the Company’s customers could affect the reserve balances required.

Inventory Reserve

The Company performs ongoing evaluations to ensure that reserves for excess and obsolete inventory are properly identified and recorded. The reserve balance includes both specific and general reserves. Specific reserves at 100% are established for identifiable obsolete products and materials. General reserves for materials and finished goods are established based upon formulas which reference, among other things, the level of current inventory relative to recent usage, estimated scrap value and the level of estimated future usage. Historically, this reserve policy has given a close approximation of the Company’s experience with excess and obsolete inventory. The Company does not foresee a need to revise its reserve policy in the future. However, from time to time unusual buying patterns or shifts in demand may cause large movements in the reserve balance.

Warranty Reserve

The Company’s products generally carry express warranties that provide repairs at no cost to the customer. The length of the warranty term depends on the product sold, but generally extends from six months to five years based on terms that are generally accepted in the Company’s marketplaces. Certain components necessary to manufacture the Company’s vehicles (including chassis, engines and transmissions) are covered under an original manufacturers’ warranty. Such manufacturers’ warranties are extended directly to end customers.

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

The Company’s warranty costs as a percentage of net sales totaled 1.2% in 2009, 0.9% in 2008 and 0.8% in 2007. The increase in the rate in 2009 is primarily due to increased costs in the Environmental Solutions Group. Management believes the reserve recorded at December 31, 2009 is appropriate. A 10% increase or decrease in the estimated warranty costs in 2009 would have decreased or increased operating income by $0.9 million, respectively.

Workers’ Compensation and Product Liability Reserves

Due to the nature of the products manufactured, the Company is subject to product liability claims in the ordinary course of business. The Company is partially self-funded for workers’ compensation and product liability claims with various retention and excess coverage thresholds. After the claim is filed, an initial liability is estimated, if any is expected, to resolve the claim. This liability is periodically updated as more claim facts become known. The establishment and update of liabilities for unpaid claims, including claims incurred but not reported, is based on the assessment by the Company’s claim administrator of each claim, an independent actuarial valuation of the nature and severity of total claims and management’s estimate. The Company utilizes a third-party claims administrator to pay claims, track and evaluate actual claims experience and ensure consistency in the data used in the actuarial valuation. Management believes that the reserve established at December 31, 2009 appropriately reflects the Company’s risk exposure. The Company has not established a reserve for potential losses resulting from hearing loss litigation (see Note 15 to the Company’s Consolidated Financial Statements included in Item 8 of Part II of this Form 10-K). If the Company is not successful in its defense after exhausting all appellate options, it will record a charge for such claims, to the extent they exceed insurance recoveries, at the appropriate time.

Goodwill

Goodwill represents the excess of the cost of an acquired business over the amounts assigned to the net assets. Goodwill is not amortized but is tested for impairment at a reporting unit level on an annual basis or if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

Goodwill is tested for impairment based on a two-step test. The first step, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, thus the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test shall be performed to measure the amount of impairment loss, if any. The second step compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess.

Significant judgment is applied when goodwill is assessed for impairment. This judgment includes developing cash flow projections, selecting appropriate discount rates, identifying relevant market comparables, incorporating general economic and market conditions and selecting an appropriate control premium. The income approach is based on discounted cash flows which are derived from internal forecasts and economic expectations for each respective reporting unit. The Company had no goodwill impairments in 2009, 2008 or 2007. The fair values of the reporting units exceeded their respective carrying amounts by 10% or more, except at the Environmental Solutions Group reporting unit. The fair value of the Environmental Solutions Group reporting unit exceeded its carrying value by 4%. The Environmental Solutions Group reporting unit’s goodwill is $120.4 million. Adverse changes to the Company’s business environment and future cash flows could cause us to record impairment charges in future periods which could be material. See Note 12 to the Consolidated Financial Statements in this form 10-K for a summary of the Company’s goodwill.

Indefinite lived Intangible Assets

An intangible asset determined to have an indefinite useful life is not amortized until its useful life is determined to be no longer indefinite. Indefinite lived intangible assets are evaluated each reporting period to determine whether events and circumstances continue to support an indefinite useful life. These assets are tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of the indefinite lived intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

Significant judgment is applied when evaluating if an intangible asset has a finite useful life. In addition, for indefinite lived intangible assets, significant judgment is applied in testing for impairment. This judgment includes developing cash flow projections, selecting appropriate discount rates, identifying relevant market comparables, and incorporating general economic and market conditions. The Company had no impairments of indefinite lived intangible assets in 2009, 2008 or 2007. Adverse changes to the Company’s business environment and future cash flows could cause us to record impairment charges in future periods which could be material. See Note 12 to the Consolidated Financial Statements in this form 10-K for a summary of the Company’s indefinite lived intangible assets.

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

The following table summarizes the impact that a change in these assumptions would have on the Company’s operating income ($ in millions):

	Assumption Change:
	25 Basis	25 Basis
	Point Increase	Point Decrease

Discount rate	0.3	(0.3)
Return on assets	0.3	(0.3)
Employee compensation levels	—	—

The weighted-average discount rate used to measure pension liabilities and costs is set by reference to published high-quality bond indices. However, these indices give only an indication of the appropriate discount rate because the cash flows of the bonds comprising the indices do not match the projected benefit payment stream of the plan precisely. For this reason, we also consider the individual characteristics of the plan, such as projected cash flow patterns and payment durations, when setting the discount rate. The weighted-average discount rate used to measure U.S. pension liabilities decreased from 6.5% in 2008 to 6.0% in 2009. See Note 7 to the Consolidated Financial Statements for further discussion.

Stock-Based Compensation Expense

The Company accounts for stock-based compensation in accordance with ASC Topic 718, “Compensation — Stock Compensation” (SFAS No. 123(R)), which requires all share-based payments to employees, including grants of employee stock options and restricted stock, to be recognized in the financial statements based on their respective grant date fair values. We use the Black-Scholes option pricing model to estimate the fair value of the stock option awards. The Black-Scholes model requires the use of highly subjective and complex assumptions, including the Company’s stock price, expected volatility, expected term, risk-free interest rate and expected dividend yield. For expected volatility, we base the assumption on the historical volatility of the Company’s common stock. The expected term of the awards is based on historical data regarding employees’ option exercise behaviors. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of the awards. The dividend yield assumption is based on the Company’s history and expectation of dividend payouts. In addition to the requirement for fair value estimates, ASC Topic 718 (SFAS No. 123(R)) also requires the recording of expense that is net of an anticipated forfeiture rate. Therefore, only expenses associated with awards that are ultimately expected to vest are included in our financial statements. Our forfeiture rate is determined based on our historical option cancellation experience.

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

Interest Rate Risk

The Company manages its exposure to interest rate movements by targeting a proportionate relationship between fixed-rate debt to total debt generally within percentages between 40% and 60%. The Company uses funded fixed-rate borrowings as well as interest rate swap agreements to balance its overall fixed/floating interest rate mix.

The following table presents the principal cash flows and weighted average interest rates by year of maturity for the Company’s total debt obligations held at December 31, 2009 ($ in millions):

	Expected Maturity Date						Fair
	2010	2011	2012	2013	Thereafter	Total	Value

Fixed rate	$25.1	$9.1	$42.7	$—	$—	$76.9	$77.8
Average interest rate	7.5%	7.3%	7.2%	—	—	7.4%	—
Variable rate	$16.8	$1.4	$101.9	$7.0	$—	$127.2	$127.2
Average interest rate	2.0	1.8%	1.8%	3.4%	—	1.9%	—

The following table presents notional amounts and weighted average interest rates by expected (contractual) maturity date for the Company’s interest rate swap contracts held at December 31, 2009 ($ in millions). Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on implied forward rates in the yield curve at the reporting date.

	Expected Maturity Date						Fair
	2010	2011	2012	2013	Thereafter	Total	Value

Pay fixed, receive variable	$70.0	$—	$—	$—	$—	$70.0	$(0.5)
Average pay rate	2.0%	—	—	—	—	—	—
Average receive rate	0.4%	—	—	—	—	—	—

See Note 8 to the Consolidated Financial Statements in this Form 10-K for a description of these agreements. A 100 basis point increase or decrease in variable interest rates in 2009 would have increased or decreased interest expense by $0.9 million, respectively.

Foreign Exchange Rate Risk

Although the majority of sales, expenses and cash flows are transacted in U.S. dollars, the Company has exposure to changes in foreign exchange rates, primarily the Euro and British pound. If average annual foreign exchange rates collectively weakened against the U.S. dollar by 10%, pre-tax earnings in 2009 would have decreased by $1.2 million from foreign currency translation.

The Company has foreign currency exposures related to buying and selling in currencies other than the local currency in which it operates. The Company utilizes foreign currency options and forward contracts to manage these risks.

The following table summarizes the Company’s foreign currency derivative instruments as of December 31, 2009. All are expected to settle in 2010 ($ in millions):

	Expected
	Settlement Date
	2010
		Average
	Notional	Contract	Fair
	Amount	Rate	Value

Forward contracts:
Buy U.S dollars, sell Euros	$18.4	1.4	$(0.3)
Buy Euros, sell U.S. dollars	2.2		(0.1)
Buy British Pounds, sell Euros	2.5		—
Other currencies	1.0		—

Total foreign currency derivatives	$24.1		$(0.4)

See Note 8 to the Consolidated Financial Statements in this Form 10-K for a description of these agreements.

Forward exchange contracts are recorded as a natural hedge when the hedged item is a recorded asset or liability that is revalued each accounting period, in accordance with ASC Topic 830, “Foreign Currency Matters” (SFAS No. 52). For derivatives designated as natural hedges, changes in fair values are reported in the “Other income (expense)” line of the Consolidated Statements of Operations.

Other Matters

The Company has a business conduct policy applicable to all employees and regularly monitors compliance with that policy. The Company has determined that it had no significant related party transactions in each of the three years in the period ended December 31, 2009.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The information contained under the caption Financial Market Risk Management included in Item 7 of this Form 10-K is incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data.

FEDERAL SIGNAL CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Federal Signal Corporation

We have audited the accompanying consolidated balance sheets of Federal Signal Corporation as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Federal Signal Corporation at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 6 to the consolidated financial statements, on January 1, 2007, Federal Signal Corporation changed its method of accounting for uncertain tax positions to conform with Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Federal Signal Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2010, expressed an unqualified opinion thereon.

Ernst & Young LLP

Chicago, Illinois
February 26, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
of Federal Signal Corporation

We have audited Federal Signal Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Federal Signal Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Federal Signal Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 of Federal Signal Corporation and our report dated February 26, 2010 expressed an unqualified opinion thereon.

Ernst & Young LLP

Chicago, Illinois
February 26, 2010

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008*
	($ in millions)

ASSETS
Current assets
Cash and cash equivalents	$21.1	$23.4
Short-term investments	—	10.0
Accounts receivable, net of allowances for doubtful accounts of $2.5 million and $2.0 million, respectively	120.2	136.1
Inventories — Note 3	112.1	131.6
Other current assets	26.0	21.0

Total current assets	279.4	322.1
Properties and equipment — Note 4	65.5	62.5
Other assets
Goodwill — Note 12	319.6	303.6
Intangible assets, net — Note 12	52.7	47.8
Deferred tax assets — Note 6	17.5	31.2
Deferred charges and other assets	1.7	4.5

Total assets of continuing operations	736.4	771.7
Assets of discontinued operations, net — Note 13	8.5	67.3

Total assets	$744.9	$839.0

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings — Note 5	$—	$12.6
Current portion of long-term borrowings — Note 5	41.9	25.1
Accounts payable	45.2	47.5
Accrued liabilities
Compensation and withholding taxes	20.8	23.3
Customer deposits	10.4	17.4
Other	48.1	48.2

Total current liabilities	166.4	174.1
Long-term borrowings — Note 5	159.7	241.2
Long-term pension and other postretirement benefit liabilities	39.6	58.0
Deferred gain — Note 4	24.2	26.2
Other long-term liabilities	12.2	13.3

Total liabilities of continuing operations	402.1	512.8
Liabilities of discontinued operations — Note 13	14.1	39.1

Total liabilities	416.2	551.9
Shareholders’ equity — Notes 9 and 10
Common stock, $1 par value per share, 90.0 million shares authorized, 49.6 million and 49.3 million shares issued, respectively	49.6	49.3
Capital in excess of par value	93.8	106.4
Retained earnings	240.4	229.0
Treasury stock, 0.8 million and 1.9 million shares, respectively, at cost	(15.8)	(36.1)
Accumulated other comprehensive (loss) income
Foreign currency translation, net	8.5	(4.1)
Net derivative loss, cash flow hedges, net	(0.7)	(0.9)
Unrecognized pension and postretirement losses, net	(47.1)	(56.5)

Total accumulated other comprehensive (loss)	(39.3)	(61.5)

Total shareholders’ equity	328.7	287.1

Total liabilities and shareholders’ equity	$744.9	$839.0

*	Prior periods have been adjusted to reflect a change in accounting method as discussed in Notes 1 and 3.

See notes to consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2009	2008*	2007*
	($ in millions, except per share data)

Net sales	$752.5	$879.0	$854.8
Costs and expenses
Cost of sales	558.9	643.6	623.8
Selling, engineering, general and administrative	159.1	182.9	162.3
Restructuring charges — Note 14	1.5	2.7	—

Operating income	33.0	49.8	68.7
Interest expense	11.4	15.3	18.5
(Gain) loss on investment in joint venture	(1.2)	13.0	3.3
Other expense (income)	0.5	0.8	(0.2)

Income before income taxes	22.3	20.7	47.1
Income tax (provision) benefit — Note 6	(4.6)	6.5	(12.0)

Income from continuing operations	17.7	27.2	35.1
Discontinued operations — Note 13
Gain (loss) from discontinued operations and disposal, net of tax charge (benefit) of $1.6 million, ($16.2) million and ($2.2) million, respectively	5.4	(122.2)	19.6

Net income (loss)	$23.1	$(95.0)	$54.7

Basic and diluted earnings (loss) per share
Earnings from continuing operations	$0.36	$0.57	$0.73
Earnings (loss) from discontinued operations and disposal, net of taxes	0.11	(2.56)	0.41

Net earnings (loss) per share	$0.47	$(1.99)	$1.14

*	Prior periods have been adjusted to reflect a change in accounting method as discussed in Notes 1 and 3.

See notes to consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common	Capital in			Accumulated
	Stock	Excess of			Other
	Par	Par	Retained	Treasury	Comprehensive
	Value	Value	Earnings	Stock	Loss	Total
			($ in millions)

Balance at December 31, 2006*	$49.1	$99.8	$292.9	$(30.1)	$(23.1)	$388.6
Comprehensive income:
Net income			54.7			54.7
Foreign currency translation					11.7	11.7
Unrealized losses on derivatives, net of $1.2 million tax benefit					(2.0)	(2.0)
Amortization of pension and postretirement losses, net of $1.8 million tax expense					1.9	1.9

Comprehensive income						66.3
Adjustments to adopt ASC 740 (FIN 48)			(0.7)			(0.7)
Adjustments to adopt ASC 715 (SFAS 158), net of $0.0 million tax expense			0.4		0.5	0.9
Cash dividends declared			(11.5)			(11.5)
Share based payments:
Stock awards and options	0.3	3.2				3.5
Excess tax benefits on share based payments		0.2				0.2

Balance at December 31, 2007*	49.4	103.2	335.8	(30.1)	(11.0)	447.3
Comprehensive loss:
Net loss			(95.0)			(95.0)
Foreign currency translation					(20.0)	(20.0)
Unrealized gains on derivatives, net of $0.7 million tax expense					1.1	1.1
Change in unrecognized losses related to pension benefit plans, net of $16.3 million tax benefit					(31.6)	(31.6)

Comprehensive loss						(145.5)
Adjustment to adopt ASC Topic 715 (EITF 06 — 04)			(0.3)			(0.3)
Cash dividends declared			(11.5)			(11.5)
Share based payments:
Non-vested stock and options		2.9				2.9
Stock awards		0.6				0.6
Common stock cancelled	(0.1)	(0.3)				(0.4)
Treasury stock purchases				(6.0)		(6.0)

Balance at December 31, 2008*	49.3	106.4	229.0	(36.1)	(61.5)	287.1
Comprehensive loss:
Net income			23.1			23.1
Foreign currency translation					12.6	12.6
Unrealized gains on derivatives, net of $0.1 million tax expense					0.2	0.2
Change in unrecognized gains related to pension benefit plans, net of $5.4 million tax expense					9.4	9.4

Comprehensive income						45.3
Cash dividends declared			(11.7)			(11.7)
Share based payments:
Non-vested stock and options		3.1				3.1
Stock awards	0.4	0.4				0.8
Common stock cancelled	(0.1)	(0.2)				(0.3)
Issuance of common stock from treasury		(15.9)		20.3		4.4

Balance at December 31, 2009	$49.6	$93.8	$240.4	$(15.8)	$(39.3)	$328.7

*	Prior periods have been adjusted to reflect change in accounting method discussed in Notes 1 and 3.

See notes to consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2009	2008*	2007*
	($ in millions)

Operating activities
Net income (loss)	$23.1	$(95.0)	$54.7
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Gain) loss on discontinued operations and disposal	(5.4)	122.2	(19.6)
(Gain) loss on joint venture	(1.2)	13.0	3.3
Depreciation and amortization	15.3	14.9	13.3
Stock option and award compensation expense	3.1	2.9	3.5
Provision for doubtful accounts	0.9	7.1	0.6
Deferred income taxes	3.6	(14.4)	6.2
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions of companies
Accounts receivable	17.4	(14.2)	(0.9)
Inventories	20.9	(18.6)	(19.6)
Other current assets	(0.7)	1.9	(1.3)
Accounts payable	(3.1)	(10.4)	1.6
Customer deposits	(7.4)	—	3.6
Accrued liabilities	(5.9)	(1.9)	0.3
Income taxes	2.0	(7.9)	(3.5)
Pension contributions	(1.0)	(11.5)	(6.7)
Other	(3.3)	4.5	(1.0)

Net cash provided by (used for) continuing operating activities	58.3	(7.4)	34.5
Net cash provided by discontinued operating activities	4.1	131.1	30.9

Net cash provided by operating activities	62.4	123.7	65.4
Investing activities
Purchases of properties and equipment	(14.6)	(28.0)	(19.5)
Proceeds from sales of properties and equipment	4.0	38.0	0.6
Payments for acquisitions, net of cash acquired	(13.5)	—	(147.5)
Other, net	10.0	(10.1)	(1.7)

Net cash used for continuing investing activities	(14.1)	(0.1)	(168.1)
Net cash provided by discontinued investing activities	45.1	54.7	61.5

Net cash provided by (used for) investing activities	31.0	54.6	(106.6)
Financing activities
(Reduction) increase in short-term borrowings, net	(12.6)	0.6	(28.3)
Proceeds from issuance of long-term borrowings	12.5	148.8	230.1
Repayment of long-term borrowings	(77.6)	(169.5)	(142.2)
Purchases of treasury stock	—	(6.0)	—
Cash dividends paid to shareholders	(11.7)	(11.5)	(11.5)
Other, net	0.2	0.2	0.4

Net cash (used for) provided by continuing financing activities	(89.2)	(37.4)	48.5
Net cash used for discontinued financing activities	(7.3)	(129.3)	(11.7)

Net cash (used for) provided by financing activities	(96.5)	(166.7)	36.8

Effects of foreign exchange rate changes on cash	0.8	(0.7)	1.1
(Decrease) increase in cash and cash equivalents	(2.3)	10.9	(3.3)
Cash and cash equivalents at beginning of year	23.4	12.5	15.8

Cash and cash equivalents at end of year	$21.1	$23.4	$12.5

*	Prior periods have been adjusted to reflect change in accounting method discussed in Notes 1 and 3.

See notes to consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation:  The accompanying consolidated financial statements include the accounts of Federal Signal Corporation and all of its significant subsidiaries (the “Company”) and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All significant intercompany balances and transactions have been eliminated in consolidation. These consolidated financial statements include estimates and assumptions by management that effect the amounts reported in the consolidated financial statements. Actual results could differ from these estimates. The operating results of businesses divested during 2009, 2008 and 2007 have been excluded since the date of sale, and have been reported prior to sale as discontinued operations (See Note 13). Certain prior year amounts have been reclassified to conform to the current presentation.

As of July 1, 2009, the Company changed its method for accounting for certain inventories from last-in, first-out (LIFO) to first-in, first-out (FIFO). The Company adopted this change in accounting principle retrospectively (See Note 3).

Foreign Operations:  Assets and liabilities of foreign subsidiaries, other than those whose functional currency is the U.S. dollar, are translated at current exchange rates with the related translation adjustments reported in stockholders’ equity as a component of accumulated other comprehensive income (loss). Income statement accounts are translated at the average exchange rate during the period. Where the U.S. dollar is considered the functional currency, monetary assets and liabilities are translated at current exchange rates with the related adjustment included in net income. Non-monetary assets and liabilities are translated at historical exchange rates. The Company incurs foreign currency transaction gains/losses relating to assets and liabilities that are denominated in a currency other than the functional currency. For 2009, 2008 and 2007, the Company incurred foreign currency transaction losses, included in other expenses in the Consolidated Statement of Operations, of $0.3 million, $0.7 million and $0.5 million, respectively.

Cash equivalents:  The Company considers all highly liquid investments with a maturity of three-months or less, when purchased, to be cash equivalents.

Short-term investments:  Short-term investments are stated at cost since they represent highly liquid certificates of deposit that mature in less than 12 months.

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

Inventories:  The Company’s inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out (“FIFO”) method. Included in the cost of inventories are raw materials, direct wages and associated production costs.

Properties and depreciation:  Properties and equipment are stated at cost. Depreciation, is computed using the straight-line method over the estimated useful lives of the assets. Depreciation ranges from 8 to 40 years for buildings and 3 to 15 years for machinery and equipment. Leasehold improvements are depreciated over the shorter of the remaining life of the lease or the useful life of the improvement. Property, plant and equipment and other

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data) — (Continued)

long-term assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets. Such analyses necessarily involve significant judgment.

Goodwill and Other Intangible assets:  Goodwill and other intangible assets primarily result from business acquisitions. The excess of cost over net assets of businesses acquired is recorded as goodwill. Goodwill and indefinite lived intangible assets are assessed yearly for impairment in the fourth quarter and also between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Definite lived intangible assets are amortized using the straight-line method over the estimated useful lives of the amounts.

Stock-based compensation plans:  The Company has various stock-based compensation plans, described more fully in Note 9.

The Company accounts for stock-based compensation in accordance with the provisions of ASC Topic 718, “Compensation — Stock Compensation” (SFAS 123(R)). The fair value stock options are determined using a Black-Scholes option pricing model.

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

Warranty:  Sales of many of the Company’s products carry express warranties based on terms that are generally accepted in the Company’s marketplaces. The Company records provisions for estimated warranty at the time of sale based on historical experience and periodically adjusts these provisions to reflect actual experience. Infrequently, a material warranty issue can arise which is beyond the scope of the Company’s historical experience. The Company provides for these issues as they become probable and estimable.

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

Cash flow hedge:  A hedge of a forecast transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability is declared as a cash flow hedge. The effective portion of the change in the

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data) — (Continued)

fair value of a derivative that is declared as a cash flow hedge is recorded in accumulated other comprehensive income. When the hedged item impacts the statement of operations, the gain or loss previously included in accumulated other comprehensive income is reported on the same line in the consolidated statements of operations as the hedged item. In addition, both the fair value of changes excluded from the Company’s effectiveness assessments and the ineffective portion of the changes in the fair value of derivatives used as cash flow hedges are reported in Other income (expense) in the consolidated statements of operations.

The Company formally documents its hedge relationships, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. Derivatives are recorded in the consolidated balance sheets at fair value in other deferred charges and assets and other accrued liabilities. This process includes linking derivatives that are designated as hedges of specific forecast transactions. The Company also formally assesses, both at inception and at least quarterly thereafter, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in either the fair value or cash flows of the hedged item. If it is determined that a derivative ceases to be a highly effective hedge, or if the anticipated transaction is no longer likely to occur, the Company discontinues hedge accounting, and any deferred gains or losses are recorded in Other income (expense). Amounts related to terminated interest rate swaps are deferred and amortized as an adjustment to interest expense over the original period of interest exposure, provided the designated liability continues to exist or is probable of occurring.

Fair value of financial instruments:  In September 2006, the Financial Accounting Standards Board (FASB) issued ASC Topic 820, “Fair Value Measurements and Disclosures,” (SFAS No. 157) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expands disclosure about fair value measurements. The Company adopted the provisions of ASC Topic 820 (SFAS No. 157) with respect to its financial assets and liabilities that are measured at fair value within the financial statements as of January 1, 2008. The Company adopted the provisions of ASC Topic 820 (SFAS No. 157) with respect to its non-financial assets and non-financial liabilities as of January 1, 2009. The adoption of ASC Topic 820 (SFAS No. 157) did not have a material impact on the Company’s fair value measurements and the required disclosures are contained in the notes to Consolidated Financial Statements.

ASC Topic 820 (SFAS No. 157) established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

In February 2007, the FASB issued ASC Topic 825, “Financial Instruments”, (SFAS No. 159), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The Company adopted this statement as of January 1, 2008 and has elected not to apply the fair value option to any of its financial instruments at this time.

Business Combinations:  In December 2007, the FASB issued ASC Topic 805, “Business Combinations” (SFAS No. 141(R)) which expands the definition of a business and a business combination, requires the fair value of the purchase price of an acquisition including the issuance of equity securities to be determined on the acquisition date, requires that all assets, liabilities, contingent consideration, contingencies and in-process research and development costs of an acquired business be recorded at fair value at the acquisition date, requires that acquisition costs generally be expensed as incurred, requires that restructuring costs generally be expensed in periods subsequent to the acquisition date, and requires changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period to impact income tax expense. The Company adopted the guidance on January 1, 2009.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data) — (Continued)

Split-dollar life insurance arrangements:  In accordance with ASC Topic 715-60, “Defined benefit plans — other postretirement” (EITF 06-04), which concludes that an employer should recognize a liability for post-employment benefits promised to an employee. This guidance is effective for fiscal years beginning after December 15, 2007. The Company has one arrangement that meets these criteria and recorded a liability of approximately $0.4 million and $0.3 million at December 31, 2009 and 2008, respectively.

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

Investments:  In 2005, the Company entered into an agreement with the Shanghai Environmental Sanitary Vehicle and Equipment Factory (SHW) and United Motor Works (UMW) to form a joint venture to manufacture specialty vehicles in the Peoples Republic of China (“China joint Venture”). The investment in the joint venture was accounted for under the equity method. The Company’s 50% interest in the venture did not represent a controlling interest. In February 2009, the Company decided to terminate funding to this venture as a review of the market and forecasts of the joint venture’s cash flows indicated its bank debt was unlikely to be repaid and that its assets were impaired. A charge of $10.4 million was taken in 2008 and reported in the Statements of Operations as loss on investment in joint venture to write-down completely the Company’s investment and to reflect the Company’s $9.4 million obligation to guaranty the debt of the joint venture and $1.0 million obligation to guaranty the investment of UMW. In 2009, the partners agreed to voluntarily liquidate the joint venture. A net gain of $1.2 million was reported in the Statements of Operations as a gain in investment in joint venture that pertains primarily to the liquidation of assets. The debt guaranty is included in Short-term Borrowings and the investment guaranty is included in Accrued liabilities — Other in the Consolidated Balance Sheet at December 31, 2008. The Company’s share of operating losses was $0, $2.6 million and $3.3 million, in each of the three years ended December 31, 2009, 2008, and 2007, respectively.

NOTE 2 — EARNINGS (LOSS) PER SHARE

Earnings(Loss) per share — basic is computed by dividing income or loss available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Earnings (loss) per share — diluted reflects the potential dilution that could occur if options issued under stock-based compensation awards were converted into common stock. In 2009, 2008 and 2007, options to purchase 2.1 million, 2.5 million and 2.4 million shares of the Company’s common stock had exercise prices that were greater than the average market price of those shares during the respective reporting periods. As a result, these shares are excluded from the earnings per share calculation as they are anti-dilutive.

The following is a reconciliation of net income (loss) to earnings per share — basic and diluted — at December 31 ($ in millions, except per share amounts):

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data) — (Continued)

Computation of Earnings (Loss) per Common Share
(in millions, except per share data)

	2009	2008	2007

Income from continuing operations	$17.7	$27.2	$35.1
Gain (loss) from discontinued operations and disposal, net of tax	5.4	(122.2)	19.6

Net income (loss)	$23.1	$(95.0)	$54.7

Average shares outstanding — basic	48.6	47.7	47.9
Dilutive effect of stock options and other	—	—	—

Diluted shares outstanding	48.6	47.7	47.9

Earnings from continuing operations per share
Basic	$0.36	$0.57	$0.73

Diluted	$0.36	$0.57	$0.73

Earnings (loss) from discontinued operations per share
Basic	$0.11	$(2.56)	$0.41

Diluted	$0.11	$(2.56)	$0.41

Earnings (loss) per share
Basic	$0.47	$(1.99)	$1.14

Diluted	$0.47	$(1.99)	$1.14

NOTE 3 — INVENTORIES

Inventories at December 31 are summarized as follows ($ in millions):

	2009	2008

Raw materials	$53.9	$64.3
Work in process	28.0	34.6
Finished goods	30.2	32.7

Total inventories	$112.1	$131.6

Prior to July 1, 2009 the Company valued certain inventories under the last-in, first-out cost method (“LIFO”). As of July 1, 2009, the method of accounting for these inventories was changed from the LIFO method to the FIFO method. As of December 31, 2008, approximately 22% of total inventories were valued under the LIFO method of accounting. The Company believes that this change is to a preferable method which better reflects the current cost of inventory on its consolidated balance sheets. Additionally, this change conforms all of the Company’s inventories to a consistent costing method providing better comparability across businesses and peers. The Company has applied this change retrospectively to all prior periods presented herein in accordance with accounting principles relating to accounting changes. As a result of the retrospective change in accounting principle, opening retained earnings as of January 1, 2007 increased by $2.2 million.

Additionally, 2008 cost of sales decreased by $0.9 million, income from continuing operations increased by $0.6 million and the net loss decreased by $0.6 million for the year ended December 31, 2008. In 2007, cost of sales increased by $0.2 million, income from continuing operations decreased $0.1 million and net income decreased

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data) — (Continued)

$0.1 million. Basic and diluted earnings (loss) per share for the years ended December 31, 2008 and 2007 increased $0.02 per share, and decreased $0.01 per share, respectively, by the change in method. The elimination of LIFO increased inventory by $4.1 million, decreased deferred tax assets by $1.5 million and increased shareholders equity by $2.6 million, the amount of the LIFO-based reserves, net of related tax liabilities as of December 31, 2008. Had the Company continued to value a portion of its inventories under the LIFO method for the year ended December 31, 2009, actual results reflected herein would not have been significantly different.

NOTE 4 — PROPERTIES AND EQUIPMENT

Properties and equipment at December 31 are summarized as follows ($ in millions):

	2009	2008

Land	$0.3	$0.3
Buildings and improvements	24.1	17.3
Machinery and equipment	138.1	135.5
Accumulated depreciation	(97.0)	(90.6)

Total properties and equipment	$65.5	$62.5

In July 2008, the Company entered into sale-leaseback transactions for its Elgin and University Park, Illinois plant locations. Net proceeds received were $35.8 million resulting in a deferred gain of $29.0 million. The deferred gain is being amortized over the 15-year life of the respective leases.

The Company leases certain facilities and equipment under operating leases, some of which contain options to renew. Total rental expense on all operating leases was $10.5 million in 2009, $9.3 million in 2008 and $7.8 million in 2007. Sublease income and contingent rentals relating to operating leases were insignificant. At December 31, 2009, minimum future rental commitments under operating leases having noncancelable lease terms in excess of one year aggregated $70.9 million payable as follows: $10.4 million in 2010, $7.2 million in 2011, $6.4 million in 2012, $5.4 million in 2013, $5.2 million in 2014 and $36.3 million thereafter.

NOTE 5 — DEBT

Short-term borrowings at December 31 consisted of the following ($ in millions):

	2009	2008

China Joint Venture debt guarantee (Note 1)	$—	$9.4
Other foreign lines of credit	—	3.2

Total short-term borrowings	$—	$12.6

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data) — (Continued)

Long-term borrowings at December 31 consisted of the following ($ in millions):

	2009	2008

Revolving Credit Facility	$85.0	$86.9
Alternative Currency Facility (within Revolving Credit Facility)	16.2	10.1
7.79% Unsecured Private Placement note with annual installments of $10.0 million due 2009-2011	11.4	30.0
7.60% Unsecured Private Placement note with annual installments of $7.1 million due 2009-2011	8.1	21.4
5.93% Unsecured Private Placement note with annual installments of $8.0 million due 2009-2012	14.8	32.0
6.24% Unsecured Private Placement note due 2012	42.7	60.0
Unsecured Private Placement note, floating rate (2.35% and 4.837% at December 31, 2009 and 2008, respectively) due 2010-2013	21.3	30.0
Subsidiary Loan Agreement	3.2	—

	202.7	270.4
Fair value of interest rate swaps	1.0	1.1
Unamortized balance of terminated fair value interest rate swaps	0.4	0.6

	204.1	272.1
Less current maturities, excluding financial services activities	(41.9)	(25.1)
Less financial services activities — borrowings (included in discontinued operations)	(2.5)	(5.8)

Total long-term borrowings, net	$159.7	$241.2

The Company has a $250.0 million line that expires April 25, 2012 under its Revolving Credit Facility. Borrowings under the facility bear interest, at the Company’s option, at the Base Rate or LIBOR, plus an applicable margin. The applicable margin ranges from 0.00% to 0.75% for Base Rate borrowings and 1.00% to 2.00% for LIBOR borrowings depending on the Company’s total indebtedness to capital ratio. At December 31, 2009 and 2008, the Company’s applicable margin over LIBOR and Base Rate borrowings was 1.50% and 0.25%, respectively.

In March 2008, the Company executed an amendment (the “Second Credit Amendment”) to the Revolving Credit Facility. The Second Credit Amendment modified the definitions of Consolidated Net Worth and EBIT, reduced the Total Indebtedness to Capital ratio maximum to 0.50, reduced the minimum Interest Coverage Ratio requirement and reduced the required minimum percentage of consolidated assets directly owned by the Credit Agreement’s borrower and guarantors to 50%. The amendment also allowed for the unencumbered sale of the E-One business.

On September 6, 2007 Federal Signal of Europe B.V. y CIA , SC, a restricted subsidiary of the Company, entered into a Supplemental Agreement to the Company’s Second Amended and Restated Credit Agreement (“Alternative Currency Facility”) whereby Federal Signal of Europe B.V. y CIA , SC, became a Designated Alternative Currency Borrower for the purpose of making swing loans denominated in Euros.

As of December 31, 2009, $16.2 million was drawn on the Alternative Currency Facility and $85.0 million was drawn on the Second Credit Amendment for a total of $101.2 million drawn under the Second Amended and Restated Credit Agreement leaving available borrowings of $148.8 million.

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

The Global Amendment also included changes and additions to various covenants within the Notes Agreements. Financial covenants were modified to more closely align with those included in the Company’s revolving credit facility, which allows for the exclusion of various charges when computing covenants for minimum net worth and maximum debt to capitalization.

Aggregate maturities of total borrowings amount to approximately $41.9 million in 2010, $10.5 million in 2011, $144.6 million in 2012 and $7.1 million in 2013. The fair values of these borrowings aggregated $204.9 million and $286.3 million at December 31, 2009 and 2008, respectively. Included in 2010 maturities is $2.5 million of other foreign lines of credit and $39.4 million of private placement debt.

On February 10, 2009 Bronto Skylift OY AB, a wholly-owned subsidiary of the Company, entered into a loan in which principal and interest is paid semi-annually and the loan expires two years after the loan date. At the end of December 31, 2009 the balance outstanding was $3.2 million.

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

The Company was in compliance with the financial covenants throughout 2009 and 2008.

At December 31, 2009 and 2008, deferred financing fees, which are amortized over the remaining life of the debt, totaled $0.9 million and $1.3 million, respectively, and are included in deferred charges and assets on the balance sheet.

The Company paid interest of $11.3 million in 2009, $21.4 million in 2008 and $26.2 million in 2007. See Note 8 regarding the Company’s utilization of derivative financial instruments relating to outstanding debt.

Weighted average interest rates on short-term borrowings was 5.94% at December 31, 2008.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data) — (Continued)

NOTE 6 —	INCOME TAXES

The provision/(benefit) for income taxes for each of the three years in the period ended December 31 consisted of the following ($ in millions):

	2009	2008	2007

Current:
Federal	$(4.5)	$1.6	$(0.1)
Foreign	5.7	5.8	6.0
State and local	(0.2)	0.5	(0.1)

	1.0	7.9	5.8
Deferred:
Federal	$2.6	(14.7)	5.7
Foreign	0.5	0.4	(0.1)
State and local	0.5	(0.1)	0.6

	3.6	(14.4)	6.2

Total income tax (benefit) provision	$4.6	$(6.5)	$12.0

Differences between the statutory federal income tax rate and the effective income tax rate for each of the three years in the period ended December 31 are summarized below:

	2009	2008	2007

Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	0.9	2.1	2.5
Losses on China Joint Venture and legal entity restructuring	—	(14.3)	—
Non-deductible acquisition costs	1.3	—	—
Dividend repatriation	—	—	(3.2)
Capital loss utilization via sale/leaseback	—	(40.0)	—
Tax reserves	(2.8)	1.4	4.0
R&D tax credits	(2.1)	(2.7)	(1.1)
Foreign tax rate effects	(11.3)	(11.0)	(4.8)
Foreign financing strategies	—	—	(2.3)
Capital loss — Canadian legal entity restructuring	—	—	(3.0)
Other, net	(0.4)	(1.9)	(1.7)

Effective income tax rate	20.6%	(31.4)%	25.4%

The Company’s 2009 effective rate of 20.6% reflects a benefit for the reduction in FIN 48 reserves primarily due to the completion of an audit of the Company’s 2006 U.S. tax return in accordance with ASC Topic 740, “Income Taxes” (FIN 48). The Company’s effective rate also reflects benefits for the R&D tax credit and foreign tax rate effects.

The Company’s 2008 effective tax rate of (31.4)% reflects a benefit of $8.2 million for the utilization of capital loss carryforwards resulting from the sale-leaseback transaction for two U.S. based manufacturing facilities and a benefit of $3.1 million for losses in the China Joint Venture previously not recognized.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data) — (Continued)

Deferred income tax assets and liabilities at December 31 are summarized as follows ($ in millions):

	2009	2008

Deferred tax assets:
Accrued expenses	$17.3	$17.6
Net operating loss, capital loss, alternative minimum tax, research and development, and foreign tax credit carryforwards	53.2	60.4
Tax effect of items in other comprehensive income	25.9	31.2
Other	—	3.0

Gross deferred tax assets	96.4	112.2
Valuation allowance	(25.2)	(32.5)

Total deferred tax assets	71.2	79.7
Deferred tax liabilities:
Depreciation and amortization	(37.1)	(35.4)
Revenue recognition	(0.7)	(0.6)
Other	(1.3)	—
Pension liabilities	(11.4)	(9.9)
Undistributed earnings of non-U.S. subsidiary	—	(1.0)

Gross deferred tax liabilities	(50.5)	(46.9)

Net deferred tax asset	$20.7	$32.8

Federal and state income taxes have not been provided on accumulated undistributed earnings of certain foreign subsidiaries aggregating approximately $97.2 million at December 31, 2009, as such earnings have been reinvested in the business. The determination of the amount of the unrecognized deferred tax liability related to the undistributed earnings is not practicable.

The deferred tax asset for tax loss carryforwards at December 31, 2009, includes Federal net operating loss carryforwards of $1.9 million, which begin to expire in 2029, state net operating loss carryforwards of $1.0 million, which will begin to expire in 2019; foreign net operating loss carryforwards of $0.9 million of which $0.9 million has an indefinite life; $23.4 million for capital loss carryforwards that will expire in 2012 and 2013. The deferred tax asset for tax credit carryforwards includes U.S. research tax credit carryforwards of $5.0 million, which will begin to expire in 2022, U.S. foreign tax credits of $15.5 million, which will begin to expire in 2015 and U.S. alternative minimum tax credit carryforwards of $3.4 million with no expiration.

Valuation allowances totaling $25.2 million have been established at December 31, 2009 and include $0.9 million related to state net operating loss carryforwards and $0.9 million related to the foreign net operating loss carryforwards and $23.4 million related to capital loss carryforwards.

The net deferred tax asset at December 31 is classified in the balance sheet as follows ($ in millions):

	2009	2008

Current net deferred tax assets (included in Other current assets in the Consolidated Balance Sheets)	$3.2	$1.6
Long-term net deferred tax asset	17.5	31.2

	$20.7	$32.8

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data) — (Continued)

As of December 31, 2009, the Company is in a net U.S. deferred tax asset position of $34.4 million. Additionally, the Company has incurred cumulative domestic losses for the last three years. Under the provisions of ASC Topic 740, “Income Taxes” (SFAS No. 109), the Company may be required to establish a valuation allowance for its U.S. deferred tax assets. However, ASC Topic 740, (SFAS No. 109) provides that a valuation allowance may not be needed if the Company can demonstrate a strong earnings history exclusive of the losses that created the deferred tax assets coupled with evidence indicating that loss is due to an unusual, infrequent, or extraordinary item and not a continuing condition. The Company considers that the cumulative three year domestic loss was primarily due to losses recorded on discontinued operations and disposal during the three year period and accordingly, no valuation allowance has been established for the net U.S. deferred tax asset position as of December 31, 2009.

The Company paid income taxes of $5.1 million in 2009, $6.1 million in 2008 and $7.0 million in 2007.

Income from continuing operations before taxes for each of the three years in the period ended December 31 consisted of the following ($ in millions):

	2009	2008	2007

United States	$1.9	$(3.0)	$26.2
Non-U.S.	20.4	23.7	20.9

	$22.3	$20.7	$47.1

On January 1, 2007, the Company adopted the provisions of ASC Topic 740, (FIN 48). As a result, an increase of $0.7 million in the liability for unrecognized tax benefits and a $0.7 million reduction in retained earnings were recorded in 2007.

The following table summarizes the activity related to the Company’s unrecognized tax benefits ($ in millions):

Balance at January 1, 2008	$8.3
Increases related to current year tax positions	0.8
Increases from prior period positions	(0.9)
Decreases due to lapse of statute of limitations	(0.7)
Decreases from prior periods	(2.5)

Balance at December 31, 2008	$5.0
Increases related to current year tax	1.4
Decreases due to settlements with tax authorities	(1.0)
Decreases due to lapse of statute of limitations	(0.5)

Balance at December 31, 2009	$4.9

Included in the unrecognized tax benefits of $4.9 million at December 31, 2009 was $4.7 million of tax benefits that if recognized, would impact our annual effective tax rate. The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. Interest and penalties amounting to $0.7 million and $0.1 million, respectively, are included in the consolidated balance sheet but are not included in the table above. We expect our unrecognized tax benefits to decrease by $0.8 million over the next 12 months.

We file U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2006 through 2009 tax years generally remain subject to examination by federal and most state tax authorities. In significant foreign jurisdictions, the 2004 through 2009 tax years generally remain subject to examination by their respective tax authorities.

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

The Company uses a December 31 measurement date for its U.S. and non-U.S. benefit plans in accordance with ASC Topic 715, “Compensation — Retirement Benefits” (SFAS No. 158).

The components of net periodic pension expense for each of the three years in the period ended December 31, are summarized as follows ($ in millions):

	U.S. Benefit Plans			Non-U.S. Benefit Plan
	2009	2008	2007	2009	2008	2007

Company-sponsored plans
Service cost	$—	$0.9	$1.8	$0.2	$0.2	$0.2
Interest cost	8.0	8.7	8.8	2.6	3.3	3.1
Expected return on plan assets	(9.5)	(10.8)	(10.9)	(2.7)	(4.0)	(4.2)
Amortization of actuarial loss	2.0	0.6	1.6	1.1	0.5	0.6
Curtailment charge	—	0.4	—	—	—	—
Settlement charge	—	5.9	—	—	—	—

	0.5	5.7	1.3	1.2	—	(0.3)
Multiemployer plans	0.2	0.2	0.2	—	—	—

Net periodic pension expense (income)	$0.7	$5.9	$1.5	$1.2	$—	$(0.3)

On April 21, 2008, the Company sold its Die and Mold Operations. The operations were included in discontinued operations for all periods presented through the sale date. As a result of an amendment related to this sale, the Company was required to recognize a curtailment adjustment of $0.4 million and subsequently, a settlement charge of $5.9 million under ASC Topic 715, “Compensation — Retirement Benefits” (SFAS No. 88). Pension expense relating to the Tool segment employees, excluding the previously mentioned charges, was $0.3 million and $1.3 million for the years ended December 31, 2008 and 2007, respectively.

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

The following table summarizes the weighted-average assumptions used in determining pension costs in each of the three years in the period ended December 31:

	U.S. Benefit Plans			Non-U.S. Benefit Plan
	2009	2008	2007	2009	2008	2007

Discount rate	6.5%	6.8%	6.0%	5.7%	5.9%	5.8%
Rate of increase in compensation levels	3.5%	3.5%	3.5%	N/A *	N/A *	NA *
Expected long term rate of return on plan assets	8.5%	8.5%	8.5%	6.8%	6.6%	6.9%

*	Non-U.S. plan benefits are not adjusted for compensation level changes

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data) — (Continued)

The following summarizes the changes in the projected benefit obligation and plan assets, the funded status of the Company-sponsored plans and the major assumptions used to determine these amounts at December 31 ($ in millions):

	U.S. Benefit Plans		Non-U.S. Benefit Plan
	2009	2008	2009	2008

Change in Benefit Obligation
Benefit obligation, beginning of year	$129.7	$142.5	$42.6	$61.3
Service cost	—	0.9	0.2	0.2
Interest cost	8.0	8.7	2.6	3.3
Actuarial (gain)/loss	3.1	(1.9)	3.2	(3.4)
Benefits paid	(7.3)	(21.2)	(2.8)	(3.0)
Curtailments	—	(2.0)	—	—
Settlements	—	2.7	—	—
Translation and other	—	—	4.2	(15.8)

Benefit obligation, end of year	$133.5	$129.7	$50.0	$42.6

Accumulated benefit obligation, end of year	$132.0	$125.2	$50.0	$42.6

The following table summarizes the weighted-average assumptions used in determining benefit obligations as of December 31:

	U.S. Benefit Plans		Non-U.S. Benefit Plan
	2009	2008	2009	2008

Discount rate	6.0%	6.5%	5.7%	5.9%
Rate of increase in compensation levels	3.5%	3.5%	N/A	N/A

	U.S. Benefit Plans		Non-U.S. Benefit Plan
Change in Plan Assets ($ in millions)	2009	2008	2009	2008

Fair value of plan assets, beginning of year	$79.1	$132.9	$38.9	$63.3
Actual return on plan assets	24.8	(42.6)	7.2	(8.2)
Company contribution	4.4	10.0	1.0	1.6
Benefits and expenses paid	(7.3)	(21.2)	(2.8)	(2.9)
Translation and other	—	—	3.9	(14.9)

Fair value of plan assets, end of year	$101.0	$79.1	$48.2	$38.9

The amounts included in Translation and other in the preceding tables reflect the impact of the foreign exchange translation for the non-U.S. benefit plan.

The plan asset’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

Following is a description of the valuation methodologies used for assets measured at fair value for U.S. plan:

Mutual funds — Valued at the net asset value, based on quoted market prices in active markets, of shares held by the Plan at year end.

Common stock — Valued at the closing price reported on the active market on which the security is traded.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data) — (Continued)

Collective/Common trust — Valued at the net asset value, based on quoted market value of the underlying assets, of shares held by the Plan at year end.

Partnership — A hedge fund of funds investments consisting of equity and debt security and other instruments. The exchange traded assets are valued through the use of independent trading feeds (Bloomberg, Reuters. Etc.). Grosvenor Institutional Partners, LP records the fund’s investment in an underlying portfolio on the trade date as determined by the governing documents of the relevant portfolio and values the investment in a portfolio at the net asset value of such investment as reported by the manager of such portfolio.

Plan assets for the non-U.S. benefit plans are based on quoted prices in active markets for identical assets.

The following table summarizes the Company’s pension assets in a three-tier fair value hierarchy for its benefit plan as of December 31 ($ in millions):

	U. S. Benefit Plans
	2009				2008
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Mutual funds	$45.9	$—	$—	$45.9	$19.9	$—	$—	$19.9
Common stock	11.3	—	—	11.3	9.3	—	—	9.3
Collective fund	—	31.8	—	31.8	—	37.6	—	37.6
Unallocated insurance policy	—	0.9	—	0.9	—	0.9	—	0.9
Partnership	—	—	10.3	10.3	—	—	11.0	11.0
Cash	0.8	—	—	0.8	0.4	—	—	0.4

Total	$58.0	$32.7	$10.3	$101.0	$29.6	$38.5	$11.0	$79.1

	Non-U. S. Benefit Plan
	2009				2008
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Equity securities	$28.7	$—	$—	$28.7	$20.1	$—	$—	$20.1
Bonds holding	12.3	—	—	12.3	13.8	—	—	13.8
Insurance policy	0.3	—	—	0.3	0.2	—	—	0.2
Cash	6.9	—	—	6.9	4.8	—	—	4.8

Total	$48.2	$—	$—	$48.2	$38.9	$—	$—	$38.9

The following table summarizes the changes in the fair value of the Plan’s level 3 assets as of December 31:

Change in Level 3 plan Assets ($ in millions):	2009	2008

Fair value of the assets, beginning of year	$11.0	$13.9
Unrealized Gain (loss)	1.3	(2.9)
Purchases (sales)	(2.0)	—

Fair value of the assets, end of year	$10.3	$11.0

The investment strategy for the U.S. benefit plans is to 1) maintain a diversified portfolio that can provide a weighted-average target return of 8.5% or more, 2) maintain liquidity to meet obligations and 3) prudently manage administrative and management costs. The plan invests in equity, alternative and fixed income instruments. The U.S. plan investment strategy and target asset allocation are under review and the Company expects to implement changes once the review is finalized. The use of derivatives is allowed in limited circumstances. The plan held no derivatives during the years ended December 31, 2009 and 2008.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data) — (Continued)

Plan assets for the non-U.S. benefit plan consist principally of a diversified portfolio of equity securities, U.K. government obligations and fixed interest securities.

As of December 31, 2009 and 2008, equity securities included 0.9 million and 0.2 million shares of the Company’s common stock valued at $5.6 million and $1.9 million, respectively. Dividends paid on the Company’s common stock to the pension trusts aggregated $0.3 million and $0.1 million in each of the years ended December 31, 2009 and 2008.

	U.S. Benefit Plans		Non-U.S. Benefit Plan
Funded status, end of year ($ in millions)	2009	2008	2009	2008

Fair value of plan assets	$101.0	$79.1	$48.2	$38.9
Benefit obligations	133.5	129.7	50.0	42.6

Funded status	$(32.5)	$(50.6)	$(1.8)	$(3.7)

	U.S. Benefit Plans		Non-U.S. Benefit Plan
Amounts recognized in the Balance Sheet consist of ($ in millions):	2009	2008	2009	2008

Long term pension liabilities	$(32.5)	$(50.6)	$(1.8)	$(3.7)
Accumulated other comprehensive loss, pre-tax	57.2	71.4	15.1	16.0

Net amount recognized	$24.7	$20.8	$13.3	$12.3

Amounts recognized in Accumulated Other Comprehensive Income	U.S. Benefit Plans		Non-U.S. Benefit Plan
consist of ($ in millions):	2009	2008	2009	2008

Net actuarial loss	$57.2	$71.4	$15.1	$16.0
Prior service cost	—	—	—	—

Net amount recognized, pre-tax	$57.2	$71.4	$15.1	$16.0

The Company expects $4.1 million relating to amortization of the actuarial loss to be amortized from Accumulated Other Comprehensive Income into Net Periodic Benefit Cost in 2010.

The Company expects to contribute up to $3.0 million to the U.S. benefit plans in 2010 and up to $1.0 million to the non-U.S. plan. Future contributions to the plans will be based on such factors as annual service cost as well as return on plan asset values, interest rate movements and benefit payments.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data) — (Continued)

The following table presents the benefits expected to be paid under the Company’s defined benefit plans in each of the next five years, and in aggregate for the five years thereafter ($ in millions):

	U.S. Benefit	Non-U.S.
	Plans	Benefit Plan

2010	$6.5	$2.4
2011	6.5	2.5
2012	6.9	2.7
2013	7.6	2.8
2014	8.3	2.9
2015-2019	46.7	15.3

The Company also sponsors a number of defined contribution pension plans covering a majority of its employees. Through 2006 participation in the plans was at each employee’s election and Company contributions to these plans were based on a percentage of employee contributions. Effective January 1, 2007, participation is via automatic enrollment; employees may elect to opt out of the plan. Company contributions to the plan are now based on employees’ age and service as well as a percentage of employee contributions. Effective January 1, 2009, the Company froze the Company match of Federal Signal employee’s 401k contribution to the plans.

The cost of these plans during each of the three years in the period ended December 31, 2009, was $4.8 million in 2009, $8.2 million in 2008 and $9.9 million in 2007.

Prior to September 30, 2003, the Company also provided medical benefits to certain eligible retired employees. These benefits were funded when the claims were incurred. Participants generally became eligible for these benefits at age 60 after completing at least fifteen years of service. The plan provided for the payment of specified percentages of medical expenses reduced by any deductible and payments made by other primary group coverage and government programs. Effective September 30, 2003, the Company amended the retiree medical plan and effectively canceled coverage for all eligible active employees except for retirees and a limited group that qualified under a formula based on age and years of service. Accumulated postretirement benefit liabilities of $1.4 million and $1.7 million at December 31, 2009 and 2008, respectively, were fully accrued. The net periodic postretirement benefit costs have not been significant during the three-year period ended December 31, 2009.

NOTE 8 — DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

In March 2008, the FASB amended and revised existing financial statement disclosure requirements related to derivative instruments and hedging activities. The requirements enhance disclosures for derivative instruments, including those used in hedging activities. The Company adopted the requirements on January 1, 2009 and the required disclosures are included herein.

At December 31, 2009, the Company was party to interest rate swap agreements with financial institutions in which the Company pays interest at a fixed rate and receives interest at variable LIBOR rates. These derivative instruments terminate in 2010. These interest rate swap agreements are designated as cash flow hedges.

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

For assets and liabilities measured at fair value on a recurring basis, the Company uses an income approach to value the assets and liabilities for outstanding derivative contracts which include interest rate swap and foreign

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data) — (Continued)

currency forward contracts. The income approach consists of a discounted cash flow model that takes into account the present value of future cash flows under the terms of the contracts using current market information as of the reporting date, such as prevailing interest rates and foreign currency spot and forward rates. The following table provides a summary of the fair values of assets and liabilities ($ in millions):

Fair Value Measurements at December 31, 2009
		Quoted Prices in Active	Significant Other	Significant
		Markets for Identical	Observable Inputs	Unobservable Inputs
	Total	Assets (Level 1)	(Level 2)	(Level 3)

Assets
Derivatives	$	$	$	$

Fair Value Measurements at December 31, 2009
		Quoted Prices in Active	Significant Other	Significant
		Markets for Identical	Observable Inputs	Unobservable Inputs
	Total	Assets (Level 1)	(Level 2)	(Level 3)

Liabilities
Derivatives	$1.0	$	$1.0	$

		Fair Value Measurements at December 31, 2008
		Quoted Prices in Active	Significant Other	Significant
		Markets for Identical	Observable Inputs	Unobservable Inputs
	Total	Assets (Level 1)	(Level 2)	(Level 3)

Assets
Derivatives	$4.4	$	$4.4	$

Short-term investments	$10.0	$	$10.0	$

Fair Value Measurements at December 31, 2008
		Quoted Prices in Active	Significant Other	Significant
		Markets for Identical	Observable Inputs	Unobservable Inputs
	Total	Assets (Level 1)	(Level 2)	(Level 3)

Liabilities
Derivatives	$5.1	$	$5.1	$

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data) — (Continued)

The fair value of the Company’s derivative instruments was recorded as follows at December 31, 2009. ($ in millions):

	Asset Derivatives		Liability Derivatives
	December 31, 2009		December 31, 2009
	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value

Derivatives designated as hedging instruments:
Interest rate contracts			Other current liabilities	$0.5
Foreign exchange	Other current assets	—	Other current liabilities	0.1

Total derivatives designated as hedging instruments		—		0.6
Derivatives not designated as hedging instruments:
Foreign exchange	Accounts receivable, net	—	Other current liabilities	0.4

Total derivatives not designated as hedging instruments		—		0.4

Total derivatives		$—		$1.0

	Asset Derivatives		Liability Derivatives
	December 31, 2008		December 31, 2008
	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value

Interest rate contracts	Deferred charges and other assets	$1.1	Other long-term liabilities	$1.4
Foreign exchange	Other current assets	1.6	Other current liabilities	0.5

Total derivatives designated as hedging instruments		2.7		1.9
Derivatives not designated as hedging instruments;
Interest rate contracts	Deferred charges and other assets	—	Other long-term liabilities	0.7
Foreign exchange	Accounts receivable, net	1.7	Other current liabilities	2.5

Total derivatives not designated as hedging instruments		1.7		3.2

Total derivatives		$4.4		$5.1

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data) — (Continued)

The effect of derivative instruments on the condensed consolidated statement of operations for the year ended December 31, 2009, was as follows ($ in millions):

			Amount of Gain/(Loss)
	Amount of Gain/(Loss)	Location of Gain/(Loss)	Reclassified from
Derivatives in	Recognized in OCI	Reclassified from	Accumulated OCI
Cash Flow Hedging	on Derivative	Accumulated OCI into	into Income
Relationships	(Effective Portion)	Income (Effective Portion)	(Effective Portion)

Interest rate contracts	$(0.4)	Interest expense	$0.2
Foreign exchange	—	Net sales	0.5
Foreign exchange	0.1	Other income (expense), net	(0.7)

Total	$(0.3)		$—

The location and amount of gain (loss) recognized in income on derivatives not designated as hedging instruments are as follows for the year ended December 31, 2009 ($ in millions):

	Location in Consolidated	Amount of Gain
	Statement of Operations	(Loss) Recognized

Interest rate swaps	Interest expense	$0.2

Foreign currency contracts	Other (income) expense, net	1.5

Total gain (loss)		$1.7

At December 31, 2009 and 2008, accumulated other comprehensive loss associated with interest rate swaps and foreign exchange contracts qualifying for hedge accounting treatment was $0.7 million and $0.9 million, respectively, net of income tax effects. The Company expects $0.9 million of pre-tax net loss on cash flow hedges that are reported in accumulated other comprehensive loss as of December 31, 2009, to be reclassified into earnings within the next 12 months as the respective hedged transactions affect earnings.

The following table summarizes the carrying amounts and fair values of the Company’s financial instruments at December 31 ($ in millions):

	2009		2008
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value

Short-term debt	$—	$—	$12.6	$12.6
Long-term debt*	204.1	205.0	270.4	273.7
Fair value swaps	—	—	50.0	1.7
Cash flow swaps	70.0	(0.5)	60.0	(2.7)
Foreign exchange contracts	24.1	(0.5)	59.2	0.3

*	Long term debt includes financial service borrowings for all periods presented, which is included in discontinued operations.

The carrying value of short-term debt approximates fair value due to its short maturity. The fair value of long-term debt is based on interest rates that are currently available to us for issuance of debt with similar terms and remaining maturities.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data) — (Continued)

The following table summarizes the Company’s money market accounts in a three-tier fair value hierarchy as of December 31 ($ in millions):

	2009				2008
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Cash equivalents	$4.5	$—	$—	$4.5	$0.1	$—	$—	$0.1

Total	$4.5	$—	$—	$4.5	$0.1	$—	$—	$0.1

NOTE 9 — STOCK-BASED COMPENSATION

The Company’s stock benefit plans, approved by the Company’s shareholders, and administered by the Compensation and Benefits Committee of the Board of Directors of the Company, provides for the grant of incentive and non-incentive stock options, restricted stock and other stock-based awards or units to key employees and directors. The plans, as amended, authorize the grant of up to 4.0 million shares or units through April 2015. These share or unit amounts exclude amounts that were issued under predecessor plans.

Stock options grade vest equally over the three years from the date of the grant. The cost of stock options, based on the fair market value of the shares on the date of grant, is being charged to expense over the respective vesting periods. Stock options normally become exercisable at a rate of one-third annually and in full on the third anniversary date. All options and rights must be exercised within ten years from date of grant. At the Company’s discretion, vested stock option holders are permitted to elect an alternative settlement method in lieu of purchasing common stock at the option price. The alternative settlement method permits the employee to receive, without payment to the Company, cash, shares of common stock or a combination thereof equal to the excess of market value of common stock over the option purchase price. The Company intends to settle all such options in common stock.

The weighted average fair value of options granted during 2009, 2008 and 2007 was $2.00, $3.60, and $5.68, respectively. The fair value of each option grant was estimated using the Black-Scholes option pricing model with the following assumptions:

	2009	2008	2007

Dividend yield	3.7%	1.7%	1.7%
Expected volatility	40%	33%	31%
Risk free interest rate	2.2%	3.2%	4.4%
Weighted average expected option life in years	6.5	6.4	7.0

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

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data) — (Continued)

Stock option activity for the three years ended December 31, 2009 was as follows:

	Option Shares			Weighted Average Exercise Price
	2009	2008	2007	2009	2008	2007
		(in millions)

Outstanding at beginning of year	2.3	2.4	2.6	$16.20	$17.47	$18.15
Granted	0.5	0.6	0.5	6.74	11.13	15.69
Cancelled or expired	(0.7)	(0.7)	(0.6)	17.00	16.00	19.67
Exercised	—	—	(0.1)	—	—	15.06

Outstanding at end of year	2.1	2.3	2.4	$13.60	$16.20	$17.47

Exercisable at end of year	1.3	1.6	1.5	$16.35	$17.68	$18.28

The following table summarizes information concerning stock options outstanding as of December 31, 2009 under all plans:

	Options Outstanding			Options Exercisable
			Weighted		Weighted
		Weighted	Average		Average
		Average	Exercise		Exercise
Range of Exercise Prices	Shares	Remaining Life	Price	Shares	Price
	(in millions)	(in years)		(in millions)

$ 5.00 - $ 7.59	0.4	9.1	$6.69	—	$—
7.60 - 11.00	0.4	7.9	10.47	0.1	10.56
11.01 - 15.00	0.2	7.6	13.76	0.1	13.30
15.01 - 17.00	0.8	3.7	16.15	0.8	16.15
17.01 - 21.00	0.2	2.7	18.92	0.2	18.92
21.01 - 26.13	0.1	1.5	22.42	0.1	22.42

	2.1	5.7	$13.60	1.3	$16.35

The exercise price of stock options outstanding and exercisable at December 31, 2009 exceeded the market value and therefore, the aggregate intrinsic value was near zero. The closing price on December 31, 2009 was $6.02.

Restricted stock awards are granted to employees at no cost. Through 2004, these awards primarily vested at the rate of 25% annually commencing one year from the date of award, provided the recipient was still employed by the Company on the vesting date. Beginning in 2005, awards primarily cliff vest at the third anniversary from the date of award, provided the recipient is still employed by the Company on the vesting date. The cost of restricted stock awards, based on the fair market value at the date of grant, is being charged to expense over the respective vesting periods. The following table summarizes restricted stock grants for the twelve month period ended December 31, 2009:

	Number of	Weighted Average
(shares in millions)	Restricted Shares	Price per Share

Outstanding and non-vested at December 31, 2008	0.6	$13.87
Granted	0.3	6.70
Vested	(0.2)	17.07
Cancelled	(0.1)	11.17

Outstanding and non-vested at December 31, 2009	0.6	$10.09

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data) — (Continued)

The total compensation expense related to all share-based compensation plans was $3.1 million, $2.9 million, and $3.5 million for the years ended December 31, 2009, 2008 and 2007, respectively. Also, as of December 31, 2009, the total remaining unrecognized compensation cost related to awards of stock options amounted to $1.1 million, which will be amortized over the weighted-average period of approximately 18 months.

Beginning in 2008, the Company established a long term incentive plan for executive officers under which awards thereunder are classified as equity in accordance with ASC Topic 718, “Compensation — Stock Compensation” (SFAS 123(R)). The ultimate payment of the performance shares units will be based on the Company’s stock performance as compared to the stock performance of a peer group. Compensation expense for the stock performance portion of the plan is based on the fair value of the plan that is determined on the day the plan is established. The fair value is calculated using a Monte Carlo simulation model. The total compensation expense for these awards is being amortized over a three-year service period. Compensation expense relating to these awards included in the Consolidated Statement of Operations for 2009 was $0.4 million. As of December 31, 2009, the unrecognized compensation cost relating to these plans was $0.7 million, which will be amortized over the remaining requisite service period.

NOTE 10 — SHAREHOLDERS’ EQUITY

The Company’s board of directors has the authority to issue 90.0 million shares of common stock at a par value of $1 per share. The holders of common stock (i) may receive dividends subject to all of the rights of the holders of preference stock, (ii) shall be entitled to share ratably upon any liquidation of the Company in the assets of the Company, if any, remaining after payment in full to the holders of preference stock and (iii) receive one vote for each common share held and shall vote together share for share with the holders of voting shares of preference stock as one class for the election of directors and for all other purposes. The Company has 49.6 million and 49.3 million common shares issued as of December 31, 2009 and 2008, respectively. Of those amounts 48.8 million and 47.4 million common shares were outstanding as of December 31, 2009 and 2008, respectively.

The Company’s board of directors is also authorized to provide for the issuance of 0.8 million shares of preference stock at a par value of $1 per share. The authority of the board of directors includes, but is not limited to, the determination of the dividend rate, voting rights, conversion and redemption features and liquidation preferences. The Company has not issued any preference stock as of December 31, 2009.

NOTE 11 — ACQUISITION

On December 9, 2009, the Company acquired all voting equity interests of Diamond Consulting Services Ltd. (DCS) for total consideration of approximately $13.5 million in cash and deferred payments in future years of up to $3.2 million. DCS specializes in vehicle classification systems for tolling and other Intelligent Transportation Systems (ITS). The acquisition supports the Company’s long-term strategy by creating growth opportunities and revenue synergies. The December 31, 2009 balance sheet and statement of operations are included in the Safety and Security Systems Segment. Pro forma financial information for the acquisition has not been presented as the results are immaterial to the consolidated and segment financial statements for all periods presented.

The preliminary fair values assigned to the net assets acquired resulted in approximately $9.5 million of goodwill and approximately $7.0 million of other intangible assets. None of the goodwill is deductible for tax purposes. The Company believes that the information used in the determination of the preliminary fair values is reasonable, however, the Company is waiting on additional information necessary to finalize those fair values. The Company expects to finalize the valuation and complete the purchase price allocation by the end of the first quarter of 2010.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data) — (Continued)

NOTE 12 — GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment tests. Other intangible assets are amortized over their useful lives.

Changes in the carrying amount of goodwill for the years ended December 31, 2009 and 2008, by operating segment, were as follows ($ in millions):

	Environmental	Fire	Safety
	Solutions	Rescue	Security	Total

December 31, 2007	$120.5	$35.5	$164.2	$320.2
Adjustments	—	—	0.3	0.3
Translation	(0.2)	(2.5)	(14.2)	(16.9)

December 31, 2008	120.3	33.0	150.3	303.6
Acquisitions	—	—	9.5	9.5
Translation	0.1	1.7	4.7	6.5

December 31, 2009	$120.4	$34.7	$164.5	$319.6

The Company tests its goodwill annually for impairment in the fourth quarter or earlier if impairment indicators exist in accordance with ASC Topic 350 “Intangibles — Goodwill and Other.” The Company performed this test in 2009 and determined that there was no impairment. The Company determined the fair value of each reporting unit In accordance with ASC Topic 820 “Fair Value Measurements and Disclosures.” See Note 11 for a discussion of goodwill additions as a result of the acquisition made in the year ended December 31, 2009.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data) — (Continued)

OTHER INTANGIBLE ASSETS

The carrying value of other intangible assets is impacted by changes in foreign currency exchange rates. In 2009, the Company acquired intangible assets through the acquisition of DCS. See Note 11 for a discussion of intangible additions as a result of the acquisition made in the year ended December 31, 2009. Following are the carrying amount and accumulated amortization of these assets as of December 31 ($ in millions):

	Weighted-	2009			2008
	Average	Gross		Net	Gross		Net
	Useful Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(Years)	Value	Amortization	Value	Value	Amortization	Value

Definite lived (amortizable):
Developed software	6	$25.2	$(17.0)	$8.2	$24.6	$(14.1)	$10.5
Patents	5-10	0.7	(0.5)	0.2	0.6	(0.4)	0.2
Customer relationships	5-10	19.0	(4.2)	14.8	15.0	(2.3)	12.7
Technology	10	5.6	(1.2)	4.4	4.5	(0.6)	3.9
Other	3	1.8	(1.1)	0.7	1.8	(0.8)	1.0

		52.3	(24.0)	28.3	46.5	(18.2)	28.3

Indefinite lived :
Trade name		24.4		24.4	19.5		19.5

Total		$76.7	$(24.0)	$52.7	$66.0	$(18.2)	$47.8

Amortization expense for the years ended December 31, 2009, 2008 and 2007 totaled $5.8 million, $5.2 million and $4.2 million, respectively. The Company estimates that the aggregate amortization expense will be $5.2 million in 2010, $5.3 million in 2011, $4.2 million in 2012, $2.7 million in 2013, $2.3 million in 2014 and $8.6 million thereafter. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, changes in foreign currency exchange rates, impairment of intangible assets, accelerated amortization of intangible assets and other events.

NOTE 13 — DISCONTINUED OPERATIONS

The following table presents the operating results of the Company’s discontinued operations for the three-year period ended December 31 ($ in millions):

Pauluhn (SSG Segment)	2009	2008	2007

Net sales	$17.3	$25.9	$26.7
Costs and expenses	(13.9)	(20.6)	(21.2)

Income before income taxes	3.4	5.3	5.5
Income tax (expense)	(1.2)	(1.8)	(1.8)

Income from discontinued operations	$2.2	$3.5	$3.7

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data) — (Continued)

RAVO (ESG Segment)	2009	2008	2007

Net sales	$28.2	$53.9	$52.7
Costs and expenses	(27.4)	(52.7)	(52.0)

Income before income taxes	0.8	1.2	0.7
Income tax (expense)	—	—	—

Income from discontinued operations	$0.8	$1.2	$0.7

E-ONE (Fire Rescue Segment)	2009	2008	2007
Net sales	$—	$157.1	$201.3
Costs and expenses	—	(168.2)	(226.9)

Loss before income taxes	—	(11.1)	(25.6)
Income tax (expense) benefit	(0.7)	4.9	10.4

Loss from discontinued operations	$(0.7)	$(6.2)	$(15.2)

Die and Mold Operations (Tool Segment)	2009	2008	2007

Net sales	$—	$39.7	$119.3
Costs and expenses	—	(39.2)	(112.5)

Income before income taxes	—	0.5	6.8
Income tax (expense)	—	(0.7)	(3.0)

(Loss) income from discontinued operations	$—	$(0.2)	$3.8

Financial Services	2009	2008	2007

Net sales	$0.2	$4.3	$7.4
Costs and expenses	(0.4)	(5.7)	(8.2)

Loss before income taxes	(0.2)	(1.4)	(0.8)
Income tax benefit	0.1	1.7	2.2

(Loss) income from discontinued operations	$(0.1)	$0.3	$1.4

Refuse and Cutting Tool Operations (ESG and Tool Segments)	2009	2008	2007

Net sales	$—	$—	$3.0
Costs and expenses	—	—	(2.8)

Income before income taxes	—	—	0.2
Income tax benefit (expense)	—	1.9	(0.1)

Income from discontinued operations	$—	$1.9	$0.1

On November 30, 2009, the Company sold 100% of the shares of Pauluhn, located in Pearland, Texas, for $35.0 million of which $4.2 million is expected to be received in 2010, subject to an initial working capital adjustment. The results of Pauluhn’s operations were previously included within the Safety and Security Systems Group. Pauluhn provided marine, offshore and industrial lighting products with innovative solutions for hazardous locations and corrosive environments. In association with the sale, the Company recognized a gain on disposal of

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data) — (Continued)

discontinued operations of Pauluhn of $14.3 million at December 31, 2009, which included a gain of $1.8 million transferred from cumulative translation adjustments. The gain included costs associated with the sale of $1.1 million and the write-off of $18.3 million of goodwill of the Safety and Security Systems Group attributable to Pauluhn. Proceeds from the sale were used to pay down debt and fund core operations.

In accordance with GAAP, the goodwill attributable to Pauluhn was determined based on its fair value in comparison to the fair value of the remaining businesses with the Safety and Security Systems Group excluding Federal APD, a business that represents its own reporting unit. The sale price of $35.0 million represented the fair value of Pauluhn, which was 10.4% of the fair value of the entire Safety and Security Systems Group excluding Federal APD, based on a discounted cash flow of the Safety and Security Systems Group’s remaining businesses. This 10.4% was then applied to the Group’s goodwill balance of $175.1 million to derive the goodwill attributable to Pauluhn of $18.2 million.

On July 16, 2009, the Company sold 100% of the shares of its European sweeper business, Ravo Holdings B.V., (“Ravo”) located in the Netherlands for €8.5 million, or approximately $12.1 million. The Ravo businesses were classified as discontinued operations as of the second quarter of 2009. The results of Ravo’s operations were previously included within the Environmental Solutions Group. In association with this sale, the Company recognized a loss on disposal of discontinued operations of Ravo of $11.3 million at December 31, 2009. The loss includes a write-down of $4.9 million to reflect the fair value of the net assets sold, costs associated with the sale of $0.2 million, a gain of $0.3 million transferred from cumulative translation adjustments, and the write-off of $6.2 million of goodwill of the Environmental Solutions Group attributable to Ravo. Proceeds from the sale were used to pay down debt and fund core operations.

In accordance with GAAP, the goodwill attributable to Ravo was determined based on its fair value in comparison to the fair value of the remaining businesses within the Environmental Solutions Group. The sale price of $12.1 million represented the fair value of Ravo, which was 5% of the fair value of the entire Environmental Solutions Group, as the remaining businesses are more profitable and have greater earnings potential than Ravo. This 5% was then applied to the Group’s goodwill balance of $126.4 million to derive the goodwill attributable to Ravo of $6.2 million.

All of the Company’s E-ONE businesses were discontinued in 2008 leaving just the Company’s Bronto businesses within its Fire Rescue segment. On August 5, 2008, the Company sold 100% of the shares of E-ONE, Inc. located in Ocala, Florida. The after-tax loss on the sale for the year ended December 31, 2008 totaled $85.0 million, which related primarily to after-tax impairment charges that reflect the fair value of the net assets and the impairment of $6.2 million of goodwill attributable to the E-ONE business. The goodwill of E-ONE was based on its fair value in comparison to the fair value of the Bronto businesses. The sale price of E-ONE, which was representative of its fair value, was approximately 14% of the Fire Rescue Group’s fair value. Applying the 14% to the Fire Rescue Group’s goodwill yielded goodwill attributable to E-ONE of $6.2 million. The Bronto businesses’ fair value was significantly greater than E-ONE’s fair value since Bronto was profitable and growing, while E-ONE was unprofitable and losing market share.

The Company provided its domestic municipal customers with the opportunity to finance purchases through leasing arrangements with the Company. Following the sale of the E-ONE business, the Company elected to discontinue its financial services activities through divestiture of this leasing portfolio. In 2008, the Company sold its municipal leasing portfolio to Banc of America Public Capital Corp. in several tranches for a gain of $0.3 million. Proceeds from the sale of the portfolio were used to repay debt associated with these assets. In October, 2008, the Company discontinued entirely its practice of providing lease financing to its customers and all other financial service activities, principally its dealer floor planning.

On April 21, 2008, the Company completed the sale of Dayton Progress Corporation (excluding Dayton Hong Kong) and its subsidiary, PCS Company, referred to collectively as “Die and Mold Operations,” for $65.5 million.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data) — (Continued)

The after-tax loss on disposal for the year ended December 31, 2008 was $35.3 million primarily due to asset impairments. Included in the loss on disposal is the remaining goodwill of the Tool Group of $55.8 million. The Company also decided to close the Dayton Hong Kong operation incurring a $4.6 million pre-tax impairment charge related to this business for the year ended December 31, 2008. The Die and Mold operations produced special precision perforating components for metal stamping applications and tooling components for the plastic injection mold and the die cast industries. Sale proceeds were used to repay debt.

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

The following table shows an analysis of assets and liabilities of discontinued operations as of December 31:

($ in millions)	2009	2008

Current assets	$1.4	$28.5
Properties and equipment	—	3.1
Long-term assets	4.5	30.1
Financial service assets, net	2.6	5.6

Total assets of discontinued operations	$8.5	$67.3

Current liabilities	$0.8	$18.3
Long-term liabilities	10.8	15.6
Financial service liabilities	2.5	5.2

Total liabilities of discontinued operations	$14.1	$39.1

Included in long-term liabilities at December 31, 2009 and 2008 is $7.0 million and $7.7 million, respectively, relating to estimated product liability obligations of the North American refuse truck body business.

NOTE 14 — RESTRUCTURING

In July 2009, the Company began an initiative to consolidate a number of manufacturing and distribution operations into the Company’s University Park, IL plant. The restructuring actions known collectively as the Footprint restructuring plan (“Footprint”) include termination and benefit costs for employees that will be voluntarily or involuntarily terminated in the fourth quarter of 2009 and the first quarter of 2010, as well as costs associated with closing facilities and relocating operations and personnel. The Company expects all of these actions will be completed by July 31, 2010.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data) — (Continued)

The following table summarizes the 2009 Footprint restructuring charges by segment and the total charges estimated to be incurred ($ in millions):

	Pre-Tax
	Restructuring
	Charges at
	December 31,	Estimate of
Group	2009	Total Charges

Safety and Security	$1.4	$2.1
Environmental Solutions	0.1	0.8

	$1.5	$2.9

The following presents an analysis of the Footprint restructuring reserves included in other accrued liabilities as of December 31, 2009 ($ in millions):

	Severance	Other	Total

Balance as of December 31, 2008	$—	$—	$—
Charges to selling, general and administrative expenses	1.1	0.4	1.5
Cash payments	(0.4)	—	(0.4)

Balance as of December 31, 2009	$0.7	$0.4	$1.1

In December 2008, the Company announced an objective to reduce salaried personnel costs by 13% in 2009 when compared to 2008 levels. This cost reduction was to affect not only salaries, benefits and equity compensation, but also contracted services and travel expenses. A process was created to review every organizational chart and employee reporting relationship within the Company with the purpose of increasing spans of control of each manager and to better improve management oversight. In addition, certain contracted services were reviewed for termination. A charge of $2.7 million was recorded in the fourth quarter of 2008 to reflect severance and other costs associated with a salaried employee reduction in force and contract terminations. There were no meaningful changes to the estimate of charges at December 31, 2009.

The following presents an analysis of the restructuring reserves relating to prior year initiatives as of December 31, 2009 and 2008 ($ in millions):

	Severance	Other	Total

Balance as of December 31, 2008	$2.0	$0.6	$2.6
Charges to selling, general and administrative expenses	—	—	—
Cash payments	(1.9)	(0.5)	(2.4)

Balance as of December 31, 2009	$0.1	$0.1	$0.2

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

The Company has been sued by firefighters seeking damages claiming that exposure to the Company’s sirens has impaired their hearing and that the sirens are therefore defective. There were 33 cases filed during the period

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data) — (Continued)

1999-2004, involving a total of 2,443 plaintiffs pending in the Circuit Court of Cook County, Illinois. The trial of the first 27 of these plaintiffs’ claims began on March 18, 2008 and ended on April 25, 2008, when a Cook County jury returned a unanimous verdict in favor of the Company. After the first trial concluded, another 63 cases were dismissed, all during 2008. An additional 40 firefighter plaintiffs were selected for trial to begin on January 5, 2009. Plaintiffs’ counsel later moved to reduce the number of plaintiffs from 40 to 9. Trial of these nine plaintiffs began on February 6, 2009 and concluded on February 20, 2009 with a verdict returned against the Company and for the plaintiffs in varying amounts totaling $0.4 million. The Company is appealing this verdict. All trials previously scheduled during 2009 and 2010 are stayed pending the result of this appeal. Since February 20, 2009, the Company is aware of six additional cases have been filed in Cook County, involving 299 plaintiffs.

The Company has also been sued on this issue outside of the Cook County venue. Federal Signal is currently a defendant in 57 hearing loss suits in Pennsylvania, involving a total of 57 plaintiffs. Fifty-four of these lawsuits have been filed since February 20, 2009. Trial of one of these cases is currently scheduled to begin on February 16, 2010 while a consolidated trial of two cases is scheduled to begin on March 15, 2010. Another four trials, involving 10 plaintiffs each, are scheduled during the second and third quarters of 2010. Four cases in the Supreme Court of Kings County, New York were dismissed on January 25, 2008 after the court granted the Company’s motion to dismiss which eliminated all claims pending in New York. The court subsequently denied reconsideration of its ruling. On appeal, the Court affirmed the trial court’s dismissal of the cases. All plaintiffs who have filed hearing loss cases against the Company in other jurisdictions have dismissed their claims. Plaintiffs’ attorneys have threatened to file additional lawsuits. The Company intends to vigorously defend all of these lawsuits.

Federal Signal’s ongoing negotiations with CNA over insurance coverage on these claims have resulted in reimbursements of a portion of the Company’s defense costs. In the year ended December 31, 2009, the Company recorded $0.7 million of reimbursements from CNA as a reduction of corporate operating expenses of which $0.6 million has been received as of December 31, 2009. In the years ended December 31, 2008 and 2007, the Company recorded $1.7 million and $3.7 million respectively of CNA reimbursements.

NOTE 16 — SEGMENT AND RELATED INFORMATION

The Company has three continuing operating segments as defined under ASC Topic 280, “Segment Reporting” (SFAS No. 131). Business units are organized under each segment because they share certain characteristics, such as technology, marketing, distribution and product application, which create long-term synergies. The principal activities of the Company’s operating segments are as follows:

Information regarding the Company’s discontinued operations is included in Note 13 — Discontinued Operations. The segment information included herein has been reclassified to reflect such discontinued operations.

Safety and Security Systems — Safety and Security Systems Group companies produce a variety of systems for automated license plate recognition, campus and community alerting, emergency vehicles, first responder interoperable communications, industrial communications and command, municipal networked security, vehicle classification, parking revenue and access control for municipal, governmental and industrial applications. Specific products include access control devices, lightbars and sirens, public warning sirens, public safety software and automated license plate recognition cameras. The group’s products are sold primarily to municipal, industrial and governmental customers.

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

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data) — (Continued)

Net sales by operating segment reflect sales of products and services to external customers, as reported in the Company’s consolidated statements of operations. Intersegment sales are insignificant. The Company evaluates performance based on operating income of the respective segment. Operating income includes all revenues, costs and expenses directly related to the segment involved. In determining operating segment income, neither corporate nor interest expenses are included. Operating segment depreciation expense, identifiable assets and capital expenditures relate to those assets that are utilized by the respective operating segment. Corporate assets consist principally of cash and cash equivalents, short-term investments, notes and other receivables and fixed assets. The accounting policies of each operating segment are the same as those described in the summary of significant accounting policies.

Revenues attributed to customers located outside of the U.S. aggregated $333.7 million in 2009, $352.9 million in 2008 and $318.9 million in 2007 of which sales exported from the U.S. aggregated $113.8 million, $110.8 million and $116.4 million, respectively.

The Company invests in research to support development of new products and the enhancement of existing products and services. The Company believes this investment is important to maintain and/or enhance its leadership position in key markets. Expenditures for research and development by the Company were approximately $19.0 million in 2009, $20.9 million in 2008 and $21.0 million in 2007.

A summary of the Company’s continuing operations by segment for each of the three years in the period ended December 31 is as follows ($ in millions):

	2009	2008	2007

Net sales
Safety and Security Systems	$292.7	$345.9	$340.4
Fire Rescue	160.0	145.5	117.9
Environmental Solutions	299.8	387.6	396.5

Total net sales	$752.5	$879.0	$854.8

Operating income (loss)
Safety and Security Systems	$27.5	$35.2	$44.0
Fire Rescue	19.2	10.4	7.9
Environmental Solutions	14.9	34.9	37.9
Corporate expense	(28.6)	(30.7)	(21.1)

Total operating income	33.0	49.8	68.7
Interest expense	(11.4)	(15.3)	(18.5)
Gain (loss) on investment in joint venture (Environmental Solutions Segment)	1.2	(13.0)	(3.3)
Other (expense) income	(0.5)	(0.8)	0.2

Income before income taxes	$22.3	$20.7	$47.1

Depreciation and amortization
Safety and Security Systems	$8.1	$9.0	$8.0
Fire Rescue	1.9	1.4	1.3
Environmental Solutions	4.5	3.9	3.4
Corporate	0.8	0.6	0.6

Total depreciation and amortization	$15.3	$14.9	$13.3

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data) — (Continued)

	2009	2008

Identifiable assets
Safety and Security Systems	$324.4	$312.5
Fire Rescue	140.5	141.0
Environmental Solutions	235.9	249.6
Corporate	35.6	68.6

Total assets of continuing operations	736.4	771.7
Assets of discontinued operations	8.5	67.3

Total identifiable assets	$744.9	$839.0

	2009	2008	2007

Capital expenditures
Safety and Security Systems	$2.7	$4.5	$4.4
Fire Rescue	2.2	8.5	4.6
Environmental Solutions	9.4	14.2	9.8
Corporate	0.3	0.8	0.7

Total capital expenditures	$14.6	$28.0	$19.5

The segment information provided below is classified based on geographic location of the Company’s subsidiaries ($ in millions):

	2009	2008	2007

Net sales
United States	$418.8	$526.1	$535.9
Europe	299.5	323.1	282.2
Canada	34.2	29.8	36.7

	$752.5	$879.0	$854.8

Long-lived assets
United States	$207.2	$257.8
Europe	239.3	172.4
Canada	9.2	13.5
Other	1.3	5.9

	$457.0	$449.6

NOTE 17 — COMMITMENTS, GUARANTEES AND FAIR VALUES OF FINANCIAL INSTRUMENTS

At December 31, 2009 and 2008, the Company had outstanding standby letters of credit aggregating $33.3 million and $33.8 million, respectively, principally to act as security for retention levels related to casualty insurance policies and to guarantee the performance of subsidiaries that engage in export transactions to foreign governments and municipalities.

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

Changes in the Company’s warranty liabilities for the years ended December 31, 2009 and 2008 were as follows ($ in millions):

	2009	2008

Balance at January 1	$5.8	$5.1
Provisions to expense	9.4	8.7
Actual costs incurred	(9.0)	(8.0)

Balance at December 31	$6.2	$5.8

The Company also provides residual value guarantees on vehicles sold to certain customers. Proceeds received in excess of the fair value of the guarantee are deferred and amortized into income ratably over the life of the guarantee. These transactions have been recorded as operating leases and liabilities equal to the fair value of the guarantees were recognized. The notional amounts of the residual value guarantees were $0 million and $1.6 million as of December 31, 2009 and 2008, respectively. No losses have been incurred as of December 31, 2009. The guarantees expired in 2009.

The Company has retained an environmental consultant to conduct an environmental risk assessment at its Pearland, Texas facility. The facility manufactured marine, offshore and industrial lighting products operating within the Safety and Securities Systems Group. While the Company has not completed the risk assessment analysis, it appears probable the site will require remediation. An undiscounted estimate of the range of costs to remediate the site is $0.7 million to $2.4 million, depending upon the remediation approach and other factors. As of December 31, 2009, $0.7 million has been recorded and is included in other accrued liabilities. The Company’s estimate may change in the near term as more information becomes available; however the costs are not expected to have a material adverse effect on the Company’s results of operations, financial position or liquidity.

NOTE 18 — NEW ACCOUNTING PRONOUNCEMENTS

In October, 2009, the FASB amended guidance relating to multiple-deliverable revenue arrangements and certain arrangements that include software elements. The revised guidance requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. Tangible products are removed from the scope of software revenue guidance and guidance is provided on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. The amended guidance must be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company does not expect the adoption of the revised guidance to have a material impact on the Company’s consolidated results of operations or financial condition.

No other new accounting pronouncements issued or effective during 2009 has had or is expected to have a material impact on the Consolidated Financial Statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data) — (Continued)

NOTE 19 — SELECTED QUARTERLY DATA (UNAUDITED)

Effective January 1, 2004, the Company began reporting its interim quarterly periods on a 13-week basis ending on a Saturday with the fiscal year ending on December 31. For convenience purposes, the Company uses “March 31”, “June 30”, “September 30” and “December 31” to refer to its results of operations for the quarterly periods ended. In 2009, the Company’s interim quarterly periods ended March 28, June 27, September 26 and December 31 and in 2008, the Company’s interim quarterly periods ended March 29, June 28, September 27 and December 31, respectively.

The following is a summary of the quarterly results of operations, including income per share, for the Company for the quarterly periods of fiscal 2009 and 2008. Restatements of previously reported amounts represent discontinued operations as described in Note 13 and a change in accounting method as discussed in Notes 1 and 3 ($ in millions, except per share amount).

	For the Quarterly Period Ended
	2009				2008
	March 28	June 27	September 26	December 31	March 29	June 28	September 27	December 31

Net sales	$184.7	$198.8	$162.7	$206.3	$207.9	$232.9	$206.3	$231.9
Gross margin	46.6	52.0	40.6	54.4	54.4	62.0	54.4	64.6
Income from continuing operations	0.2	4.2	4.3	9.0	3.6	6.7	13.9	3.0
Gain (loss) from discontinued operations and disposal	0.8	(9.2)	0.1	13.7	(88.3)	(20.1)	0.4	(14.2)
Net income (loss)	1.0	(5.0)	4.4	22.7	(84.7)	(13.4)	14.3	(11.2)
Per share data — diluted: Income from continuing operations	$—	$0.09	$0.09	$0.18	$0.08	$0.14	$0.29	$0.06
Income (loss) from discontinued operations	0.02	(0.19)	—	0.28	(1.86)	(0.42)	0.01	(0.29)
Net income (loss)	0.02	(0.10)	0.09	0.46	(1.78)	(0.28)	0.30	(0.23)
Dividends paid per share	0.06	0.06	0.06	0.06	0.06	0.06	0.06	0.06
Market price range per share
High	9.28	9.17	9.30	7.55	14.37	14.70	17.50	13.48
Low	3.73	4.93	6.76	5.43	9.10	11.53	10.91	5.10

The Company recorded $3.9 million of after-tax charges to income from continuing operations in the quarter ended December 31, 2008 associated with its investment in a joint venture in China.

NOTE 20 — SUBSEQUENT EVENT

On January 13, 2010, the Company entered into a definitive arrangement agreement (the “Arrangement Agreement”) pursuant to which the Company will acquire all of the issued and outstanding common shares of Sirit Inc., a corporation existing under the laws of the Territory of Yukon, Canada (“Sirit”), by way of a court approved plan of arrangement under the Business Corporations Act (Ontario) (the “Arrangement”) for cash consideration of CDN $0.30 per share. In response to Sirit’s subsequent receipt of an unsolicited and non-binding acquisition proposal, the Company amended the Arrangement Agreement, most recently on February 23, 2010 to increase the purchase price to CDN $0.46 per share.

Under the amended Arrangement Agreement, at the effective time of the Arrangement (i) Sirit’s shareholders (other than those Sirit shareholders who properly exercise dissent rights and are entitled to receive fair value for their Sirit common shares) will receive CDN $0.46 per Sirit common share; and (ii) holders of outstanding Sirit

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data) — (Continued)

stock options having an exercise price less than CDN $0.46 per share will be entitled to receive an amount per Sirit stock option equal to the difference between the CDN $0.46 and the exercise price in respect of such Sirit stock option. The transaction has a total equity value of approximately CDN $81.0 million (US $78.0 million).

Certain executive officers, directors and shareholders of Sirit owning approximately 28% of the outstanding common shares of Sirit have entered into a voting and lock-up agreement with the Company under which they have agreed to vote their shares in favor of the Arrangement.

The Arrangement Agreement, as amended, contains customary terms and conditions for a transaction of this nature, including a prohibition upon Sirit from soliciting or initiating any discussion concerning any other business combination or similar transaction, the right of the Company to match any unsolicited superior proposal received by Sirit and a termination fee of CDN $4.0 million payable to the Company by Sirit in certain circumstances.

The closing of the Arrangement is subject to the satisfaction of certain closing conditions, including, among others, obtaining certain court approvals as well as the approval of Sirit’s shareholders. For the Arrangement to proceed, a special resolution approving the Arrangement must be approved by not less than two-thirds of the votes cast by Sirit’s shareholders. The transaction is not subject to financing. The Company intends to finance the transaction through cash on hand and existing bank lines of credit. The transaction is expected to close during the first quarter of calendar year 2010. Management has evaluated and disclosed, as required, any subsequent events up to February 26, 2010, the date of the filing of this report with the Securities and Exchange Commission.

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

(b)	Management’s Annual Report on Internal Control over Financial Reporting and Attestation Report of the Registered Public Accounting Firm

The Company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on the assessment, management concluded that, as of December 31, 2009, the Company’s internal control over financial reporting is effective.

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

Information regarding directors and nominees for directors is set forth in the Company’s Proxy Statement for its 2010 Annual Meeting of Stockholders and is incorporated herein by reference. For information concerning the Company’s executive officers, see “Executive Officers of the Registrant” set forth in Part I hereof. Information regarding Compliance with Section 16(a) of the Exchange Act is set forth in the Company’s 2010 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference. Information regarding the Company’s Audit Committee, Corporate Governance Committee, Nominating Committee and Compensation and Benefits Committee are set forth in the Company’s 2010 Proxy Statement under the caption “Information Concerning the Board of Directors” and is incorporated herein by reference.

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

The information contained under the captions “Information Concerning the Board of Directors”, “Compensation Committee Interlocks and Insider Participation”, “Compensation Discussion and Analysis”, “Compensation and Benefits Committee Report” and “Executive Compensation in the Last Fiscal Year” of the Company’s 2010 Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information regarding security ownership of certain beneficial owners, of all directors and nominees, of the named executive officers, and of directors and executive officers as a group, is set forth in the Company’s 2010 Proxy Statement under the caption “Ownership of Our Common Stock” and is incorporated herein by reference. Information regarding our equity compensation plans is set forth in the Company’s 2010 Proxy Statement under the caption “Equity Compensation Plan Information” and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information regarding certain relationships is hereby incorporated by reference from the Company’s 2010 Proxy Statement under the heading “Information Concerning the Board of Directors” and under the heading “Certain Relationships and Related Party Transactions”.

Item 14.	Principal Accountant Fees and Services.

Information regarding principal accountant fees and services is incorporated by reference from the Company’s 2010 Proxy Statement under the heading “Accounting Information”.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) 1. Financial Statements

The following consolidated financial statements of Federal Signal Corporation and Subsidiaries and the report of the Independent Registered Public Accounting Firm contained under Item 8 of this Form 10-K are incorporated herein by reference:

Consolidated Balance Sheets as of December 31, 2009 and 2008

Consolidated Statements of Operations for the Years Ended December 31, 2009, 2008 and 2007

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2009, 2008 and 2007

Consolidated Statements of Cash Flows for the Years Ended December 31, 2009, 2008 and 2007

Notes to Consolidated Financial Statements

2. Financial Statement Schedules

The following consolidated financial statement schedule of Federal Signal Corporation and Subsidiaries, for the three years ended December 31, 2009 is filed as a part of this report in response to Item 15(a)(2):

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
William H. Osborne
President and Chief Executive Officer
(Principal Executive Officer)

February 26, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, as of February 26, 2010, by the following persons on behalf of the Company and in the capacities indicated.

/s/ William H. Osborne William H. Osborne	President and Chief Executive Officer Board of Director (Principal Executive Officer)

/s/ William G. Barker William G. Barker	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ David E. Janek David E. Janek	Vice President and Controller (Principal Accounting Officer)

/s/ James E. Goodwin James E. Goodwin	Chairman and Director

/s/ Charles R. Campbell Charles R. Campbell	Director

/s/ Robert M. Gerrity Robert M. Gerrity	Director

/s/ Robert S. Hamada Robert S. Hamada	Director

/s/ Paul W. Jones Paul W. Jones	Director

/s/ John F. McCartney John F. McCartney	Director

/s/ Brenda L. Reichelderfer Brenda L. Reichelderfer	Director

/s/ Dennis J. Martin Dennis J. Martin	Director

/s/ Joseph R. Wright Joseph R. Wright	Director

SCHEDULE II

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
Valuation and Qualifying Accounts

For the Years Ended December 31, 2009, 2008 and 2007

			Deductions
		Additions	Accounts
	Balance at	Charged to	Written off	Balance
	Beginning	Costs and	Net of	at End
Description	of Year	Expenses	Recoveries	of Year
	($ in millions)

Allowance for doubtful accounts:
Year ended December 31, 2009:	$2.0	$0.9	$(0.4)	$2.5

Year ended December 31, 2008:	$3.6	$7.2	$(8.8)	$2.0

Year ended December 31, 2007:	$1.9	$1.8	$(0.1)	$3.6

Inventory obsolescence:
Year ended December 31, 2009:	$5.9	$4.6	$(2.9)	$7.6

Year ended December 31, 2008:	$6.8	$2.2	$(3.1)	$5.9

Year ended December 31, 2007:	$4.7	$2.7	$(0.6)	$6.8

Product liability and workers’ compensation:
Year ended December 31, 2009:	$5.8	$3.5	$(3.4)	$5.9

Year ended December 31, 2008:	$6.7	$2.9	$(3.8)	$5.8

Year ended December 31, 2007:	$7.7	$3.2	$(4.2)	$6.7

Income tax valuation allowances:
Year ended December 31, 2009:	$32.5	$0.1	$(7.4)	$25.2

Year ended December 31, 2008:	$14.1	$26.7	$(8.3)	$32.5

Year ended December 31, 2007:	$2.2	$14.0	$(2.1)	$14.1

Warranty liability:

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

3	.	a.	Restated Certificate of Incorporation of the Company. Incorporated by reference to Exhibit(3)(a) to the Company’s Form 10-K for the year ended December 31, 1991.
		b.	Amended and Restated By-laws of the Company, dated February 16, 2009. Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed February 16, 2009.
4	.	a.	Second Amended and Restated Credit Agreement among the Company, Bank of Montreal and other third party lenders named therein, dated April 25, 2007. Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended September 30, 2007.
		b.	Supplemental Agreement to the Second Amended and Restated Credit Agreement among the Company, Federal Signal of Europe B.V. y CIA, SC, and Bank of Montreal, Ireland and other third party lenders named therein, dated September 6, 2007. Incorporated by reference to Exhibit 4.C to the Company’s Form 10-K for the year ended December 31, 2007.
		c.	Second Amendment and Waiver to the Second Amended and Restated Credit Agreement, dated March 27, 2008. Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended March 31, 2008.
		d.	Global Amendment to Note Purchase Agreements between the Company and the holders of senior notes named therein, dated April 27, 2009. Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2009.
10	.	a.	The 1996 Stock Benefit Plan, as amended. Incorporated by reference to Exhibit 10.(A) to the Company’s Form 10-K for the year ended December 31, 2003.(1)
		b.	Supplemental Pension Plan. Incorporated by reference to Exhibit 10.C to the Company’s Form 10-K for the year ended December 31, 1995.(1)
		c.	Executive Disability, Survivor and Retirement Plan. Incorporated by reference to Exhibit 10.D to the Company’s Form 10-K for the year ended December 31, 1995.(1)
		d.	Director Deferred Compensation Plan. Incorporated by reference to Exhibit 10.H to the Company’s Form 10-K for the year ended December 31, 1997.(1)
		e.	Pension Agreement with Stephanie K. Kushner. Incorporated by reference to Exhibit 10.G to the Company’s Form 10-K for the year ended December 31, 2002.(1)
		f.	2005 Executive Incentive Compensation Plan. Incorporated by reference to Appendix B to the Company’s Proxy Statement dated March 22, 2005 filed on Schedule 14A.(1)
		g.	Executive Incentive Performance Plan. Incorporated by reference to Appendix C to the Company’s Proxy Statement dated March 22, 2005 filed on Schedule 14A.(1)
		h.	Employment Agreement between the Company and William H. Osborne, dated September 15, 2008. Incorporated by reference to Exhibit 10.V to the Company’s 8-K filed September 18, 2008.(1)
		i.	Settlement Agreement between the Company and the Ramius Group, dated March 12, 2008. Incorporated by reference to Exhibit 10 to the Company’s Form 8-K filed March 13, 2008.
		j.	Release and Severance Agreement between the Company and Kimberly L. Dickens, dated March 19, 2008. Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2008.(1)
		k.	Stock Purchase Agreement among Connell Limited Partnership, the Company, and Federal Signal of Europe B.V., dated April 3, 2008. Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended March 31, 2008.
		l.	Tax-Exempt Lease Purchase Agreement (Elgin Sweeper Company) between Elgin Sweeper Company and Banc of America Public Capital Corp, dated June 27, 2008. Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2008.

m.	Guaranty and Payment Agreement (Elgin Sweeper Company) by the Company in favor of Banc of America Public Capital Corp, dated June 27, 2008. Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2008.
n.	Tax-Exempt Lease Purchase Agreement (E-One New York, Inc.) between E-One New York, Inc. and Banc of America Public Capital Corp, dated June 27, 2008. Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended June 30, 2008.
o.	Guaranty and Payment Agreement (E-One New York, Inc.) by the Company in favor of Banc of America Public Capital Corp, dated June 27, 2008. Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended June 30, 2008.
p.	Tax-Exempt Lease Purchase Agreement (E-One, Inc.) among E-One, Inc., the Company and Banc of America Public Capital Corp, dated June 27, 2008. Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended June 30, 2008.
q.	Guaranty and Payment Agreement (E-One, Inc.) by the Company in favor of Banc of America Public Capital Corp, dated June 27, 2008. Incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q for the quarter ended June 30, 2008.
r.	Tax-Exempt Lease Purchase Agreement (Federal Signal Corporation) between the Company and Banc of America Public Capital Corp, dated June 27, 2008. Incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q for the quarter ended June 30, 2008.
s.	Tax-Exempt Lease Purchase Agreement (FS Depot, Inc.) between FS Depot, Inc. and Banc of America Public Capital Corp, dated June 27, 2008. Incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q for the quarter ended June 30, 2008.
t.	Guaranty and Payment Agreement (FS Depot, Inc.) by the Company in favor of Banc of America Public Capital Corp, dated June 27, 2008. Incorporated by reference to Exhibit 10.9 to the Company’s Form 10-Q for the quarter ended June 30, 2008.
u.	Tax-Exempt Lease Purchase Agreement (Vactor Manufacturing, Inc.) between Vactor Manufacturing, Inc. and Banc of America Public Capital Corp, dated June 27, 2008. Incorporated by reference to Exhibit 10.10 to the Company’s Form 10-Q for the quarter ended June 30, 2008.
v.	Guaranty and Payment Agreement (Vactor Manufacturing, Inc.) by the Company in favor of Banc of America Public Capital Corp, dated June 27, 2008. Incorporated by reference to Exhibit 10.11 to the Company’s Form 10-Q for the quarter ended June 30, 2008.
w.	Agreement of Purchase and Sale between the Company and Centerpoint Properties Trust, dated July 2, 2008. Incorporated by reference to Exhibit 10.12 to the Company’s Form 10-Q for the quarter ended June 30, 2008.
x.	Lease (Elgin) between Centerpoint Properties Trust and Elgin Sweeper Company, dated July 2, 2008. Incorporated by reference to Exhibit 10.13 to the Company’s Form 10-Q for the quarter ended June 30, 2008.
y.	Lease (University Park) between Centerpoint Properties Trust and the Company, dated July 2, 2008. Incorporated by reference to Exhibit 10.14 to the Company’s Form 10-Q for the quarter ended June 30, 2008.
z.	Management Incentive Plan. Incorporated by reference to Exhibit 10.EE to the Company’s Form 10-K for the year ended December 31, 2008.(1)
aa.	Savings Restoration Plan, as amended and restated January 1, 2007. Incorporated by reference to Exhibit 10.FF to the Company’s Form 10-K for the year ended December 31, 2008.(1)
bb.	First Amendment of the Federal Signal Corporation Savings Restoration Plan. Incorporated by reference to Exhibit 10.MM to the Company’s Form 10-K for the year ended December 31, 2008.(1)
cc.	Second Amendment to Federal Signal Corporation Savings Restoration Plan. Incorporated by reference to Exhibit 10.NN to the Company’s Form 10-K for the year ended December 31, 2008.(1)
dd.	Third Amendment to Federal Signal Corporation Savings Restoration Plan. Incorporated by reference to Exhibit 10.OO to the Company’s Form 10-K for the year ended December 31, 2008.(1)
ee.	Severance Policy for Executive Employees, as amended January 1, 2008. Incorporated by reference to Exhibit 10.GG to the Company’s Form 10-K for the year ended December 31, 2008.(1)

	ff.	Form of Executive Change-In-Control Severance Agreement (Tier 1) with William G. Barker, III and certain other executive officers. Incorporated by reference to Exhibit 10.HH to the Company’s Form 10-K for the year ended December 31, 2008.(1)
	gg.	Form of Executive Change-In-Control Severance Agreement (Tier 2) with John A. DeLeonardis and certain other executive officers. Incorporated by reference to Exhibit 10.II to the Company’s Form 10-K for the year ended December 31, 2008.(1)
	hh.	Employment Letter Agreement between the Company and William G. Barker, III dated November 10, 2008. Incorporated by reference to Exhibit 10.JJ to the Company’s Form 10-K for the year ended December 31, 2008.(1)
	ii.	Release and Severance Agreement between the Company and Stephanie K. Kushner, dated December 30, 2008. Incorporated by reference to Exhibit 10.KK to the Company’s Form 10-K for the year ended December 31, 2008.(1)
	jj.	Forms of Equity Award Agreements. Incorporated by reference to Exhibit 10.LL to the Company’s Form 10-K for the year ended December 31, 2008 and Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended March 31, 2009.(1)
	kk.	Short Term Incentive Bonus Plan. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 26, 2009.(1)
	ll.	Share Purchase Agreement among Fayat, Federal Signal of Europe B.V. and the Company, dated July 16, 2009. Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2009.
	mm.	Form of Executive Change-In-Control Severance Agreement with certain executive officers. Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2009.(1)
	nn.	Arrangement Agreement between the Company and 1815315 Ontario Limited and Sirit Inc., dated January 13, 2010. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed January 15, 2010.
	oo.	Release and Severance Agreement between the Company and David R. McConnaughey, dated January 20, 2010.*(1)
14 .		Code of Ethics for Chief Executive Officer and Senior Financial Officers, as amended. Incorporated by reference to Exhibit 14 to the Company’s Form 10-K for the year ended December 31, 2003.
21 .		Subsidiaries of the Company.*
23 .		Consent of Independent Registered Public Accounting Firm.*
31.1		CEO Certification under Section 302 of the Sarbanes-Oxley Act.*
31.2		CFO Certification under Section 302 of the Sarbanes-Oxley Act.*
32.1		CEO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act.*
32.2		CFO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act.*
99.1		Press Release.*
99.2		Q4 Earnings call presentation slides.*

*	Filed herewith.

(1)	Management contract or compensatory plan or arrangement.