Form 10-Q
period 2010-03-31
FEDERAL SIGNAL CORP /DE/
filed 2010-04-30
CIK 277509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
     Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
     Indicate by check mark whether the Company has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Company was required to submit and post such files).  Yes ☑     No ☐
     Indicate by check mark whether the Company is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     Indicate the number of shares outstanding of each of the Company’s classes of common stock, as of the latest practicable date.

Title
Common Stock, $1.00 par value	49,898,416 shares outstanding at April 13, 2010

FEDERAL SIGNAL CORPORATION
INDEX TO FORM 10-Q

		Page
Part I. Financial Information

Item 1.	Financial Statements	3

	Condensed Consolidated Statements of Operations for the Three Months Ended
	March 31, 2010 and 2009 (unaudited)	4

	Condensed Consolidated Balance Sheets as of March 31, 2010 and
	December 31, 2009 (unaudited)	5

	Condensed Consolidated Statement of Shareholders' Equity for the Three Months Ended
	March 31, 2010 (unaudited)	6

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended
	March 31, 2010 and 2009 (unaudited)	7

	Notes to Condensed Consolidated Financial Statements (unaudited)	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of
	Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	25

Part II. Other Information

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 5.	Other Information	25

Item 6.	Exhibits	30

Signature		31
Exhibit Index		30

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
These risks and uncertainties, some of which are beyond the Company’s control, include the cyclical nature of the Company’s industrial, municipal, government and commercial markets; availability of credit and third-party financing for customers; the Company’s ability to achieve expected savings from integration, synergy and other cost-control initiatives; volatility in securities trading markets; economic downturns; risks associated with suppliers, dealers and other partner alliances; changes in cost competitiveness including those resulting from foreign currency movements; technological advances by competitors; increased competition and pricing pressures in the markets served by the Company; the ability of the Company to expand into new geographic markets and to anticipate and meet customer demands for new products and product enhancements; increased warranty and product liability expenses; compliance with environmental and safety regulations; restrictive debt covenants; disruptions in the supply of parts or components from sole source suppliers and subcontractors; domestic and foreign governmental policy change; unforeseen developments in contingencies such as litigation, protection and validity of patent and other intellectual property rights; retention of key employees; and general changes in the competitive environment. These risks and uncertainties include, but are not limited to, the risk factors described under “Risk Factors” in the Company’s Annual Report on Form 10-K, Form 10-Qs and other filings with the SEC. These factors may not constitute all factors that could cause actual results to differ materially from those discussed in any forward-looking statement. The Company operates in a continually changing business environment and new factors emerge from time to time. The Company cannot predict such factors nor can it assess the impact, if any, of such factors on its financial position or results of operations. Accordingly, forward-looking statements should not be relied upon as a predictor of actual results. The Company disclaims any responsibility to update any forward-looking statement provided in this Form 10-Q.
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

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three months ended March 31,
	2010	2009
($ in millions, except per share data)
Net sales	$166.6	$184.7
Costs and expenses
Cost of sales	(124.9)	(138.1)
Selling, general and administrative	(39.6)	(42.3)
Acquisition related costs	(2.6)	—
Restructuring charges	(0.3)	—

Operating (loss) income	(0.8)	4.3
Interest expense	(2.9)	(3.3)
Other expense, net	(0.9)	(1.0)

Loss before income taxes	(4.6)	—
Income tax benefit	1.4	0.2

(Loss ) income from continuing operations	(3.2)	0.2
(Loss) gain from discontinued operations and disposal, net of income tax expense of $0.1, and $0.4, respectively	(0.4)	0.8

Net (loss) income	$(3.6)	$1.0

COMMON STOCK DATA:
Basic and diluted (loss) earnings per share:
Loss from continuing operations	$(0.06)	$—
(Loss) gain from discontinued operations and disposal	(0.01)	0.02

(Loss) earnings per share	$(0.07)	$0.02

Weighted average common shares outstanding:
Basic	49.2	47.9
Diluted	49.2	48.0

Cash dividends per share of common stock	$0.06	$0.06
See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	March 31,	December 31,
($ in millions)	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$12.3	$21.1
Accounts receivable, net of allowances for doubtful accounts of $2.3 million and $2.5 million, respectively	120.2	120.2
Inventories	115.8	112.1
Other current assets	27.1	26.0

Total current assets	275.4	279.4
Properties and equipment, net	65.8	65.5
Other assets
Goodwill	376.7	319.6
Intangible assets, net of accumulated amortization	102.2	52.7
Deferred tax assets	14.7	17.5
Deferred charges and other assets	3.4	1.7

Total assets of continuing operations	838.2	736.4
Assets of discontinued operations	8.3	8.5

Total assets	$846.5	$744.9

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$7.9	$—
Current portion of long-term borrowings and capital lease obligations	42.1	41.9
Accounts payable	48.8	45.2
Customer deposits	12.1	10.4
Accrued liabilities
Compensation and withholding taxes	17.7	20.8
Other	49.4	48.1

Total current liabilities	178.0	166.4
Long-term borrowings and capital lease obligations, less current portion	252.5	159.7
Long-term pension liabilities	39.3	39.6
Deferred gain	23.7	24.2
Other long-term liabilities	12.3	12.2

Total liabilities of continuing operations	505.8	402.1
Liabilities of discontinued operations	12.9	14.1

Total liabilities	518.7	416.2
Shareholders’ equity
Common stock, $1 par value per share, 90.0 million shares authorized, 50.8 million and 49.6 million shares issued, respectively	50.8	49.6
Capital in excess of par value	104.4	93.8
Retained earnings	233.8	240.4
Treasury stock, 0.9 million and 0.8 million shares at cost, respectively	(15.8)	(15.8)
Accumulated other comprehensive loss	(45.4)	(39.3)

Total shareholders’ equity	327.8	328.7

Total liabilities and shareholders’ equity	$846.5	$744.9

See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (unaudited)

	Common	Capital in			Accumulated
	Stock	Excess of			Other
	Par	Par	Retained	Treasury	Comprehensive
($ in millions)	Value	Value	Earnings	Stock	Loss	Total
Balance at December 31, 2009	$49.6	$93.8	$240.4	$(15.8)	$(39.3)	$328.7
Net loss			(3.6)			(3.6)
Foreign currency translation					(7.2)	(7.2)
Unrealized losses on derivatives, net of tax expense of $0.04 million					(0.1)	(0.1)
Change in unrecognized losses related to pension benefit plans, net of tax benefit of $0.5 million					1.2	1.2
Shares issued for acquisition	1.2	9.0				10.2
Cash dividends declared			(3.0)			(3.0)
Share based payments:
Stock awards and options		1.5				1.5
Excess tax benefit on share based payment		0.1				0.1

Balance at March 31, 2010	$50.8	$104.4	$233.8	$(15.8)	$(45.4)	$327.8

See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three months ended March 31,
($ in millions)	2010	2009
Operating activities:
Net (loss) income	$(3.6)	$1.0
Adjustments to reconcile net (loss) income to net cash (used for) provided by operating activities:
Loss (gain) on discontinued operations and disposal	0.4	(0.8)
Loss on joint venture	—	0.9
Depreciation and amortization	4.2	3.8
Stock-based compensation expense	1.5	1.1
Pension contributions	—	(0.5)
Changes in other assets and liabilities, exclusive of the effects of businesses acquired and disposed	(11.6)	1.2

Net cash (used for) provided by continuing operating activities	(9.1)	6.7
Net cash (used for) provided by discontinued operating activities	(0.5)	1.1

Net cash (used for) provided by operating activities	(9.6)	7.8

Investing activities:
Purchases of properties and equipment	(3.2)	(3.9)
Proceeds from sales of properties, plant and equipment	0.7	—
Payments for acquisitions, net of cash acquired	(97.3)	—

Net cash used for continuing investing activities	(99.8)	(3.9)
Net cash provided by discontinued investing activities	—	3.0

Net cash used for investing activities	(99.8)	(0.9)

Financing activities:
Increase (decrease) in debt outstanding under revolving credit facilities	96.2	(6.4)
Proceeds on short-term borrowings	7.5	—
Payments on short-term borrowings	—	(11.4)
Proceeds on long-term borrowings	—	6.3
Payments on long-term borrowings	(2.6)	—
Cash dividends paid to shareholders	(3.0)	(2.9)
Other, net	—	0.2

Net cash provided by (used for) continuing financing activities	98.1	(14.2)
Net cash used for discontinued financing activities	(0.3)	(6.4)

Net cash provided by (used for) financing activities	97.8	(20.6)

Effects of foreign exchange rate changes on cash	2.8	—

Decrease in cash and cash equivalents	(8.8)	(13.7)
Cash and cash equivalents at beginning of period	21.1	23.4

Cash and cash equivalents at end of period	$12.3	$9.7

See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
1. BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of Federal Signal Corporation and subsidiaries (the “Company”) included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to ensure the information presented is not misleading. These condensed consolidated financial statements have been prepared in accordance with the Company’s accounting policies described in the Annual Report on Form 10-K for the year ended December 31, 2009 and should be read in conjunction with the consolidated financial statements and the notes thereto.
In the opinion of the management of the Company, the information contained herein reflects all adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods. Such adjustments are of a normal recurring nature. The operating results for the three month periods ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year of 2010.
The Company assessed events occurring subsequent to March 31, 2010 through the date of the filing for potential recognition and disclosure in the consolidated financial statements. No events have occurred that would require adjustment to or disclosure in the consolidated financial statements.
The Company reports its interim quarterly periods on a 13-week basis ending on a Saturday with the fiscal year ending on December 31. For presentation, the Company uses “March 31, 2010” to refer to its financial position as of April 3, 2010 and its results of operations and cash flows for the 13-week period ended April 3, 2010.
Certain balances in 2009 have been reclassified to conform to the 2010 presentation. Included with reclassifications are restatements for discontinued operations.
In December 2007, the FASB issued revised guidance under ASC 805 related to accounting for business combinations. The Company has applied the provisions of this guidance prospectively to business combinations for which the acquisition date occurred on or after January 1, 2009.
In October 2009, the FASB amended guidance relating to multiple-deliverable revenue arrangements and certain arrangements that include software elements. The revised guidance requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. Tangible products are removed from the scope of software revenue guidance and guidance is provided on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. The amended guidance should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company has not adopted the revised guidance and is currently evaluating the impact on the Company’s consolidated results of operations or financial condition.
No other new accounting pronouncements issued or effective during the first three months of 2010 has had or is expected to have a material impact on the consolidated financial statements.
2. ACQUISITIONS
On March 5, 2010, the Company acquired all of the issued and outstanding common shares of Sirit Inc. and subsidiaries (“Sirit”) for total cash consideration of CDN $77.1 million (USD $74.9 million). Sirit designs, develops and manufactures radio frequency identification device technology for applications such as tolling, electronic vehicle registration, parking and access control, cashless payments, supply chain management and asset tracking solutions. The acquisition of Sirit supports the Company’s long-term strategy by creating growth opportunities and revenue synergies. The results of Sirit, which have been included in the Company’s condensed consolidated financial statements since March 5, 2010, included net sales and operating losses of $1.9 million and $(0.7) million, respectively. The results of Sirit are included within the “Other” business segment.
On March 2, 2010, the Company acquired all of the equity interests in VESystems, LLC and subsidiaries (“VESystems”) for an aggregate purchase price of $34.8 million. The consideration transferred consisted of cash in the amount of approximately $24.6 million and an aggregate of 1,220,311 shares of Federal Signal common stock with an acquisition date fair value of $10.2 million. VESystems designs, develops and deploys advanced software applications and customer management systems and services for the electronic toll collection and port industries. The acquisition of VESystems supports the Company’s long-term strategy by creating growth opportunities and revenue synergies. The results of VESystems, which have been included in the Company’s condensed consolidated financial statement since March 2, 2010, included net sales and operating losses of $1.5 million and $(0.5) million, respectively. The results of VESystems are included within the “Other” business segment.
The Company accounted for both transactions using the acquisition method of accounting. The following table summarizes the preliminary allocation of the purchase price to the net assets of Sirit and VESystems, and the resultant goodwill which represents synergies of combining the businesses.

($ in millions)	Sirit	VESystems
Total fair value of consideration transferred	$74.9	$34.8
Total fair value of net assets acquired	30.5	17.0

Acquisition-related goodwill (1)	$44.4	$17.8

(1)	The Company recorded this Goodwill within the “Other” segment and is currently evaluating the amount of goodwill that is deductible for tax purposes.
In connection with the acquisitions, the Company incurred $2.6 million of direct acquisition-related costs in the three month period ended March 31, 2010. These costs are included within “Acquisition related costs” in the condensed consolidated statements of operations.
The following table summarizes the preliminary fair value of assets acquired and liabilities assumed from Sirit and VESystems as of their respective acquisition dates:

	Sirit	VESystems
($ in millions)	At March 5, 2010	At March 2, 2010
Assets
Cash	$2.4	$0.2
Inventory	2.6	—
Receivables	2.0	2.0
Intangible assets	37.1	16.1
Fixed assets	1.6	0.1
Other assets	0.4	0.5

Total assets acquired	$46.1	$18.9

Liabilities
Accounts payable	$4.9	$0.7
Capital leases	0.7	—
Accrued liabilities and other liabilities	7.0	1.2
Deferred revenue	0.6	—
Deferred tax, net	2.4	—

Total liabilities assumed	15.6	1.9

Net assets acquired	$30.5	$17.0

The following table summarizes the preliminary fair value of amortizable and indefinite-lived intangible assets as of their respective acquisition dates:

	Sirit at		VESystems at
	March 5, 2010		March 2, 2010
		Estimated useful		Estimated useful
($ in millions)	Fair Value	life (in years)	Fair Value	life (in years)
Amortizable intangible assets:
Customer relationships	$18.0	18	$9.5	17
Technology	12.1	9	4.9	16
Non-compete	2.9	5	0.4	5

Total amortizable intangible assets	$33.0		$14.8
Indefinite-lived intangibles:
Trade name	$4.1		$1.3

Total intangible assets	$37.1		$16.1

The above estimated fair values of assets acquired and liabilities assumed are preliminary and are based on the information that was available as of the acquisition date and the subsequent filing of this Form 10-Q. The Company believes that information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, however the Company is awaiting the finalization of a third party valuation to finalize those fair values. Thus, the preliminary measurements of fair value set forth above are subject to change. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practicable, but no later than one year from the acquisition date.
Pro forma condensed combined financial information
The following unaudited pro forma condensed combined financial information presents the results of operations of the Company as they may have appeared if the closing of Sirit and VESystems, presented in the aggregate, had been completed on January 1, 2010 and January 1, 2009.

	Three Months Ended March 31,
($ in millions, except per share data)	2010	2009
	(unaudited)
Net sales	$175.6	$195.6
Loss from continuing operations	(1.4)	(0.7)
Loss from continuing operations — per basic and diluted share	$(0.03)	$(0.01)
The unaudited pro forma condensed combined financial information is presented for illustrative purposes only and does not indicate the actual financial results of the Company had the closing of Sirit and VESystems been completed on January 1, 2010 and January 1, 2009, respectively, nor is it indicative of the results of operations in future periods. Included in the unaudited pro forma combined financial information for the quarters ended March 31, 2010 and March 31, 2009 were pro forma adjustments to reflect the results of operations of Sirit and VESystems as well as the impact of amortizing certain acquisition accounting adjustments such as amortizable intangible assets. The pro forma condensed financial information does not indicate the impact of possible business model changes nor does it consider any potential impacts of current market conditions, expense efficiencies or other factors.
Diamond Consulting Services Ltd.
On December 9, 2009, the Company acquired all voting equity interests of Diamond Consulting Services Ltd. (“Diamond”) for total consideration of approximately $13.5 million in cash and deferred payments in future years of up to $3.2 million. Diamond specializes in vehicle classification systems for tolling and other Intelligent Transportation Systems. The acquisition supports the Company’s long-term strategy by creating growth opportunities and revenue synergies. The balance sheet and statement of operations are included in the Safety and Security Systems Segment.
As of December 31, 2009, preliminary fair values were assigned to the net assets acquired and liabilities assumed, resulting in estimated goodwill of $9.5 million and a preliminary fair value of intangible assets of $7.0 million. Although the purchase accounting for this acquisition is not yet complete, the Company has recognized certain measurement period adjustments related to a deferred tax liability, fair value of intangible assets and additional consideration of $0.4 million paid to the seller. The net effect of these measurement period adjustments decreased the Company’s estimate of goodwill by $0.1 million and intangible assets by $0.5 million.

The above estimated fair values of assets acquired and liabilities assumed are preliminary and are based on the information that was available as of the acquisition date and the subsequent filing of this Form 10-Q. The Company believes that information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, however the Company is awaiting the finalization of a third party valuation to finalize those fair values. Thus, the preliminary measurements of fair value set forth above are subject to change. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practicable, but no later than one year from the acquisition date.
3. INVENTORIES
Inventories are summarized as follows ($ in millions):

	March 31,	December 31,
	2010	2009
Raw materials	$56.4	$53.9
Work in progress	27.9	28.0
Finished goods	31.5	30.2

Total inventories	$115.8	$112.1

4. GOODWILL AND OTHER INTANGIBLE ASSETS
The following table provides the changes in carrying value of goodwill by operating segment through the three months ended March 31, 2010 ($ in millions):

		Goodwill from 2010	Other Adjustments
	At December 31,	Acquisitions	Including Currency	At March 31,
	2009	(Note 2)	Translations	2010
Environmental Solutions	$120.4	$—	$—	$120.4
Fire Rescue	34.7	—	(0.7)	34.0
Safety & Security	164.5	—	(4.4)	160.1
Other (See Note 12)	—	62.2	—	62.2

Total	$319.6	$62.2	$(5.1)	$376.7

The following table provides the gross carrying value and accumulated amortization for each major class of intangible assets ($ in millions):

		March 31, 2010			December 31, 2009
	Average	Gross		Net	Gross		Net
	Useful Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(Years)	Value	Amortization	Value	Value	Amortization	Value
Amortized Intangible Assets:
Developed software	6	$25.5	$(17.7)	$7.8	$25.2	$(17.0)	$8.2
Patents	8	1.6	(0.5)	1.1	0.7	(0.5)	0.2
Customer relationships	13	46.6	(4.6)	42.0	19.0	(4.2)	14.8
Technology	11	21.7	(1.4)	20.3	5.6	(1.2)	4.4
Other	5	5.6	(1.2)	4.4	1.8	(1.1)	0.7

Total		101.0	(25.4)	75.6	52.3	(24.0)	28.3

Unamortized Intangible Assets:
Trade name		26.6	—	26.6	24.4	—	24.4

Total		$127.6	$(25.4)	$102.2	$76.7	$(24.0)	$52.7

Amortization expense for the three month periods ended March 31, 2010 and 2009 totaled $1.4 million and $1.4 million, respectively. The Company estimates that the aggregate amortization expense will be $8.5 million in 2010, $9.6 million in 2011, $8.5 million in 2012, $7.0 million in 2013, $6.5 million in 2014 and $36.9 million thereafter.

5. DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
At March 31, 2010, the Company was party to interest rate swap agreements with financial institutions in which the Company pays interest at a fixed rate and receives interest at variable LIBOR rates. These interest rate swap agreements are designated as cash flow hedges and terminate throughout 2010.
The Company manages the volatility of cash flows caused by fluctuations in currency rates by entering into foreign exchange forward contracts and options. These derivative instruments may be designated as cash flow hedges that hedge portions of the Company’s anticipated third-party purchases and forecasted sales denominated in foreign currencies. The Company also enters into foreign exchange contracts that are not intended to qualify for hedge accounting, but are intended to offset the effect on earnings of foreign currency movements on short and long term intercompany transactions. Gains and losses on these derivative instruments are recorded through earnings.
For assets and liabilities measured at fair value on a recurring basis, the Company uses an income approach to value the assets and liabilities for outstanding derivative contracts, which include interest rate swap and foreign currency forward contracts. The income approach consists of a discounted cash flow model that takes into account the present value of future cash flows under the terms of the contracts using current market information as of the reporting date, such as prevailing interest rates and foreign currency spot and forward rates. The following table provides a summary of the fair values of assets and liabilities ($ in millions):

Fair Value Measurements at March 31, 2010
		Quoted Prices in Active	Significant Other	Significant
		Markets for Identical	Observable Inputs	Unobservable Inputs
	Total	Assets (Level 1)	(Level 2)	(Level 3)
Assets
Derivatives	$0.9	$—	$0.9	$—

Fair Value Measurements at March 31, 2010
		Quoted prices in Active	Significant Other	Significant
		Markets for Identical	Observable Inputs	Unobservable Inputs
	Total	Assets (Level 1)	(Level 2)	(Level 3)
Liabilities
Derivatives	$1.0	$—	$1.0	$—
At March 31, 2010 and December 31, 2009, the fair value of the Company’s derivative instruments was recorded as follows ($ in millions):

	Asset Derivatives		Liability Derivatives
	March 31, 2010		March 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts		$—	Other accrued liabilities	$0.2
Foreign exchange	Other current assets	0.1	Other accrued liabilities	0.6

Total derivatives designated as hedging instruments		0.1		0.8

Derivatives not designated as hedging instruments:
Foreign exchange	Accounts receivable, net	0.8	Accounts payable	0.2

Total derivatives not designated as hedging instruments		0.8		0.2

Total derivatives		$0.9		$1.0

	Asset Derivatives		Liability Derivatives
	December 31, 2009		December 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts			Other accrued liabilities	$0.5
Foreign exchange	Other current assets	$—	Other accrued liabilities	0.1

Total derivatives designated as hedging instruments		—		0.6

Derivatives not designated as hedging instruments:
Foreign exchange	Accounts receivable, net	—	Other accrued liabilities	0.4

Total derivatives not designated as hedging instruments		—		0.4

Total derivatives		$—		$1.0

The effect of derivative instruments on the condensed consolidated statement of operations for the three months ended March 31, 2010, was as follows ($ in millions):

		Location of Gain/(Loss)
	Amount of Gain/(Loss)	Reclassified from	Amount of Gain Reclassified
Derivatives in Cash Flow	Recognized in OCI on	Accumulated OCI into	from Accumulated OCI into
Hedging Relationships	Derivative (Effective Portion)	Income (Effective Portion)	Income (Effective Portion)
Interest rate contracts	$0.3	Interest expense	$0.1
Foreign exchange	—	Net sales	—
Foreign exchange	(0.5)	Other income (expense), net	—

Total	$(0.2)		$0.1

Derivatives Not Designated as	Location of Gain Recognized in	Amount of Gain Recognized in
Hedging Instruments	Income on Derivative	Income on Derivative
Foreign exchange	Other income (expense)	$1.0

Total		$1.0

At March 31, 2010 and December 31, 2009, accumulated other comprehensive loss associated with interest rate swaps and foreign exchange contracts qualifying for hedge accounting treatment was $0.8 million and $0.7 million, net of income tax effects, respectively. The Company expects $1.0 million of pre-tax net loss on cash flow hedges that are reported in accumulated other comprehensive loss as of March 31, 2010, to be reclassified into earnings within the next 12 months as the respective hedged transactions affect earnings.
The following table summarizes the carrying amounts and fair values of the Company’s financial instruments as follows ($ in millions):

	March 31, 2010		December 31, 2009
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
Short-term debt	$7.9	$7.9	$—	$—
Long-term debt*	296.7	296.0	204.1	205.0
Interest rate contracts	70.0	(0.2)	70.0	(0.5)
Foreign exchange	52.4	0.1	24.1	(0.5)

*	Long term debt includes financial service borrowings for all periods presented, which is included in discontinued operations.

The carrying value of short-term debt approximates fair value due to its short maturity. The fair value of long-term debt is based on interest rates that are currently available to us for issuance of debt with similar terms and remaining maturities.
6. DEBT
Short-term borrowings consisted of the following ($ in millions):

	March 31,	December 31,
	2010	2009
Line of credit	$0.5	$—
Other foreign lines of credit	7.4	—

Total short-term borrowings	$7.9	$—

Long-term borrowings consisted of the following ($ in millions):

	March 31	December 31
	2010	2009
Revolving Credit Facility	$180.1	$85.0
Alternative Currency Facility (within Revolving Credit Facility)	14.5	16.2
10.79% Unsecured Private Placement note with annual installments of $10.0 million due 2010-2011	11.3	11.4
10.60% Unsecured Private Placement note with annual installments of $7.1 million due 2010-2011	8.1	8.1
8.93% Unsecured Private Placement note with annual installments of $8.0 million due 2010-2012	14.8	14.8
9.24% Unsecured Private Placement note due 2012	42.7	42.7
Unsecured Private Placement note, floating rate (5.32% and 2.35% at March 31, 2010 and December 31, 2009, respectively) due 2010-2013	21.3	21.3
Subsidiary Loan Agreement	2.0	3.2
Capital Lease Obligations	0.7	—

	295.5	202.7
Unamortized balance of terminated fair value interest rate swaps	1.2	1.4

	296.7	204.1
Less current maturities, excluding financial services activities	(42.1)	(41.9)
Less financial services activities — borrowings (included in discontinued operations)	(2.1)	(2.5)

Total long-term borrowings, net	$252.5	$159.7

As of March 31, 2010, €10.7 million (or $14.5 million), was drawn on the Alternative Currency Facility, a supplemental agreement under the Second Amended Credit Agreement and $180.1 million was drawn directly under the Second Amended Credit Agreement for a total of $194.6 million drawn under the Second Amended Credit Agreement leaving available borrowings of $55.4 million not including $30.5 million of capacity used for existing letters of credit.
At March 31, 2010, $7.4 million was drawn against the Company’s foreign lines of credit which provide for borrowings up to $17.7 million.
The outstanding unsecured fixed Private Placement Notes’ coupon interest rates increased by 3% from December 31, 2009 as a result of the Company’s private placement debt rating not improving by one rating level on or before April 1, 2010.
7. INCOME TAXES
The Company’s effective tax rate on the loss from continuing operations was a 30.4% benefit for the three month period ended March 31, 2010. The 30.4% rate includes benefits for foreign tax effects. In the comparable three month period ended March 31, 2009, the Company recorded a $0.2 million tax benefit primarily related to the resolution of an IRS audit of the 2006 tax year and the benefit of research and development tax credits.
In connection with the acquisitions of Sirit and VESystems, the Company acquired certain net operating loss carry-forwards. The estimated acquired U.S. NOL is $24.4 million. The estimated acquired Canadian NOL is $3.8 million (USD).
The Company’s unrecognized tax benefits were $4.9 million at January 1, 2010 of which $4.7 million are tax benefits that if recognized, would reduce the annual effective tax rate. The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. Interest and penalties amounting to $0.8 million and $0.1 million, respectively, are included in the consolidated balance sheet at March 31, 2010. The Company expects the unrecognized tax benefits to decrease by $0.8 million over the next 12 months. In the three months ended March 31, 2010, the Company’s unrecognized tax benefits did not change.
8. POSTRETIREMENT BENEFITS
The components of the Company’s net periodic pension expense for its defined benefit pension plans are summarized as follows ($ in millions):

	U.S. Benefit Plans		Non-U.S. Benefit Plan
	Three months ended		Three months ended
	March 31,		March 31,
	2010	2009	2010	2009
Interest on obligation	$2.0	$2.1	$0.8	$0.6
Amortization of actuarial loss	0.9	0.5	0.2	0.3
Less: Expected return on plan assets	(2.2)	(2.3)	(0.8)	(0.6)

Net postretirement pension expense	$0.7	$0.3	$0.2	$0.3

During the three month period ended March 31, 2010, no contribution to the pension plans were made. During the comparable prior period, the Company contributed 1.1 million shares of the Company’s common stock held in treasury to the U.S. pension plan. The stock was valued at $4.4 million based upon prices in the open market at the contribution date. In addition, the Company contributed $0.5 million during the three months ended March 31, 2009 to its non-U.S. defined benefit plan.
9. (LOSS) EARNINGS PER SHARE
(Loss) earnings per share — basic is computed by dividing income or loss available to common stockholders by the weighted average number of shares of common stock outstanding for the period. (Loss) earnings per share — diluted reflects the potential dilution that could occur if options issued under stock-based compensation awards were exercised and converted into common stock. For the three month period ended March 31, 2010, options to purchase 1.4 million shares of the Company’s common stock had exercise prices that were greater than the average market price of those shares during the respective reporting periods. For the three months ended March 31, 2009, options to purchase 1.3 million shares of the Company’s common stock had exercise prices that were greater than the average market price of those shares during the respective reporting periods. As a result, these shares are excluded from the (loss) earnings per share calculation as they are anti-dilutive.
The following is a reconciliation of net (loss) income to (loss) earnings per share — basic and diluted — for the three months ended March 31, 2010 and 2009:
Computation of (Loss) Earnings per Common Share
(in millions, except per share data)

	2010	2009
(Loss) income from continuing operations	$(3.2)	$0.2
(Loss) gain from discontinued operations and disposal, net of tax	(0.4)	0.8

Net (loss) income	$(3.6)	$1.0

Average shares outstanding — basic	49.2	47.9
Dilutive effect of stock options and other	—	0.1

Diluted shares outstanding	49.2	48.0

Loss from continuing operations per share
Basic	$(0.06)	$—

Diluted	$(0.06)	$—

	2010	2009
Loss (gain) from discontinued operations per share
Basic	$(0.01)	$0.02

Diluted	$(0.01)	$0.02

Earnings (loss) per share
Basic	$(0.07)	$0.02

Diluted	$(0.07)	$0.02

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
Changes in the Company’s warranty liabilities in the three month periods ended March 31, 2010 and 2009 were as follows ($ in millions):

	2010	2009
Balance at December 31	$6.2	$5.8
Provisions to expense	2.1	2.9
Actual costs incurred	(2.0)	(2.6)

Balance at March 31	$6.3	$6.1

The Company retained an environmental consultant to conduct an environmental risk assessment at its Pearland, Texas facility. While the Company has not completed the risk assessment analysis, it appears probable the site will require remediation. A reasonable estimate of the range of costs to remediate the site is $0.7 million to $2.4 million, depending upon the remediation approach and other factors. As of March 31, 2010 and December 31, 2009 $0.7 million is included in other accrued liabilities within the Safety and Security Systems Group. The Company’s estimate may change in the near term as more information becomes available; however the costs are not expected to have a material adverse effect on the Company’s results of operations, financial position or liquidity.
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
The Company’s subsidiary Bronto Skylift, a manufacturer of aerial lifts which is headquartered in Finland, was named in a lawsuit in France, in connection with an accident which occurred in 2006. The incident occurred at a fairgrounds in Pau, France where the National Conference of Firefighters was held, and involved the fatal fall of an individual from the demonstration cage of one of Bronto Skylift’s vehicles. Bronto Skylift is named in the lawsuit along with two individuals, one of whom is a consultant for Bronto Skylift. The case was referred to the Court of Corrections (criminal court). In March 2010 the Court of Corrections fined Bronto Skylift 60,000 euros in connection with the accident, and through its counsel, Bronto Skylift is appealing that decision. Claims for indemnity have been filed against Bronto Skylift by various individuals in connection with the incident.
The Company has been sued by firefighters seeking damages claiming that exposure to the Company’s sirens has impaired their hearing and that the sirens are therefore defective. There were 33 cases filed during the period 1999-2004, involving a total of 2,443 plaintiffs pending in the Circuit Court of Cook County, Illinois. The trial of the first 27 of these plaintiffs’ claims began on March 18, 2008 and ended on April 25, 2008, when a Cook County jury returned a unanimous verdict in favor of the Company. An additional 40 firefighter plaintiffs were selected for trial to begin on January 5, 2009. Plaintiffs’ counsel later moved to reduce the number of plaintiffs from 40 to 9. Trial of these nine plaintiffs began on February 6, 2009 and concluded on February 20, 2009 with a verdict returned against the Company and for the plaintiffs in varying amounts totaling $0.4 million. The Company is appealing this verdict. All trials previously scheduled in Cook County during 2009 and 2010 are stayed pending the result of this appeal. Since February 20, 2009, the Company is aware of six additional cases that have been filed in Cook County, involving 299 plaintiffs.
The Company has also been sued on this issue outside of the Cook County venue. With the exception of matters on appeal, Federal Signal is currently a defendant in 55 hearing loss lawsuits in Philadelphia, Pennsylvania, involving a total of 55 firefighter plaintiffs. The first trial involving one of these plaintiffs began on February 16, 2010 and ended on March 2, 2010, when the jury returned a verdict for the plaintiff. In particular, the jury found that the Company’s siren was not defectively designed, but that the Company negligently constructed the siren. The jury awarded damages in the amount of $100,000 which was subsequently reduced to $75,000. The Company plans to appeal this verdict. Another trial, involving 10 Philadelphia firefighter plaintiffs, is scheduled to begin on June 14. Thereafter, three additional trials, involving 10 plaintiffs each, are scheduled to begin during the second and third quarters of 2010. During the course of the current Philadelphia litigation, five cases have been dismissed. In four of these cases, the Company paid nominal sums which included reimbursement of expenses, to obtain dismissals. One case has been dismissed pursuant to motion filed by the Company. Four cases in the Supreme Court of Kings County, New York were dismissed on January 25, 2008 after the court granted the Company’s motion to dismiss which eliminated all claims pending in New York. The court subsequently denied reconsideration of its ruling. On appeal, the Court affirmed the trial court’s dismissal of these cases. All plaintiffs who have filed hearing loss cases against the Company in other jurisdictions have dismissed their claims. Plaintiffs’ attorneys have threatened to file additional lawsuits. The Company intends to vigorously defend all of these lawsuits. The Company successfully defended approximately 41 similar cases in Philadelphia, Pennsylvania in 1999 resulting in a series of unanimous jury verdicts in favor of the Company.
Federal Signal’s ongoing negotiations with CNA over insurance coverage on these claims have resulted in reimbursements of a portion of the Company’s defense costs. In the three month period ended March 31, 2009, the Company recorded $0.6 million of reimbursements from CNA as a reduction of corporate operating expenses. No reimbursements were recorded in the three month period ended March 31, 2010.
12. SEGMENT INFORMATION
The following is a description of the Company’s reporting segments:
Safety and Security Systems segment manufactures and supplies comprehensive systems and products that law enforcement, fire rescue and emergency medical services, campuses, military facilities and industrial sites use to protect people and property.
Environmental Solutions segment manufactures and supplies a full range of street sweeper and vacuum loader vehicles and high-performance water blasting equipment for municipal and industrial customers. Products are also manufactured for the newer markets of hydro-excavation, glycol recovery and surface cleaning. Products are sold under the Elgin, Vactor, Guzzler and Jetstream brand names.
Fire Rescue segment is a manufacturer and designer of sophisticated, vehicle-mounted, aerial platforms for fire fighting, rescue, electric utility and industrial uses. End customers include fire departments, industrial fire services, electric utilities and maintenance rental companies for applications such as fire fighting and rescue, transmission line maintenance, and installation and maintenance of wind turbines. The group’s telescopic/articulated aerial platforms are designed in accordance with various regulatory codes and standards, such as European Norms (EN), National Fire Protection Association (NFPA) and American National Standards Institute (ANSI).
Other consists of the Company’s acquisitions made during the first quarter of 2010. In March 2010, the Company acquired Sirit which designs, develops and manufactures radio frequency identification device technology for applications such as tolling, electronic vehicle registration, parking and access control, cashless payments, supply chain management and asset tracking solutions. Also in March 2010, the Company acquired VESystems, which designs, develops and deploys advanced software applications and customer management systems and services for the electronic toll collection and port industries.

It is expected that during the second quarter of 2010, the Company will form Federal Signal Technologies Group (“FSTech”), a new operating segment that focuses on automated solutions for the Intelligent Transportation Systems and public safety markets and other applications that leverage our technologies and process and service expertise. FSTech will provide technology platforms and services to customers in the areas of electronic toll collection, automated license plate recognition (“ALPR”), electronic vehicle registration, parking and access control, cashless payment solutions, congestion charging, traffic management, site security solutions and supply chain systems.
Corporate contains those items that are not included in our other segments.
The following table summarizes the Company’s operating income (loss) by segment. The results for the interim periods are not necessarily indicative of results for a full year. Selected financial information is as follows:

	Safety
	and				Corporate
	Security	Fire	Environmental		and
($ in millions)	Systems	Rescue	Solutions	Other	Eliminations	Total
Three Months Ended March 31, 2010:
Net sales	$68.3	$24.8	$70.1	$3.4	$—	$166.6
Operating income (loss)	4.1	0.8	3.7	(1.2)	(8.2)	(0.8)

Three Months Ended March 31, 2009:
Net sales	70.8	32.5	81.4	—	—	184.7
Operating income (loss)	4.9	2.4	3.0	—	(6.0)	4.3

As of March 31, 2010:
Total assets	$366.9	$139.7	$197.7	$125.2	$17.0	$846.5
As of December 31, 2009:
Total assets	$372.8	$141.9	$191.7	$—	$38.5	$744.9
13. RESTRUCTURING
In July 2009, the Company began an initiative to consolidate a number of manufacturing and distribution operations into the Company’s University Park, Illinois plant collectively known as the Footprint restructuring plan (“Footprint”). The Company expects all of these actions will be completed in the 2010 calendar year. During the first quarter of 2010, the Company recorded approximately $0.3 million in costs associated with the Footprint initiative within our Safety and Security Group. There were no changes to the total estimate of charges at March 31, 2010, as disclosed in the Company’s Form 10-K for the year ended December 31, 2009 of $2.6 million.
In December 2008, the Company announced an objective to reduce salaried personnel costs. There were no changes to the estimate of charges at March 31, 2010.
The following presents an analysis of the restructuring reserves included in other accrued liabilities as of December 31, 2009 and March 31, 2010:

($ in millions)	Severance	Other	Total
Balance as of December 31, 2009	$0.8	$0.5	$1.3
Charges to selling, general and administrative expenses	0.1	0.2	0.3
Cash payments	(0.2)	—	(0.2)

Balance as of March 31, 2010	$0.7	$0.7	$1.4

14. COMPREHENSIVE LOSS
Comprehensive loss for the three month periods ended March 31, 2010 and 2009 were as follows:

($ in millions)	2010	2009
Net (loss) income	$(3.6)	$1.0
Foreign currency translation	(7.2)	(2.4)
Unrealized (loss) gain or derivatives	(0.1)	0.3
Change in unrecognized losses related to pension benefit plans, net of tax	1.2	0.4

Comprehensive loss	$(9.7)	$(0.7)

15. DISCONTINUED OPERATIONS
2010
During the first quarter of 2010, the Company recorded approximately $0.4 million in costs and expenses related to the Pauluhn discontinued operation.
2009
During 2009 the Company discontinued both Ravo Holdings B.V. and Pauluhn. In the first quarter of 2009 the Company recorded income on discontinued operations of $0.8 million.
The following table presents the operating results of the Company’s discontinued operations for the three month periods ended March 31, 2010 and 2009:

	Three months ended March 31,
($ in millions)	2010	2009

Net sales	$—	$18.8
Costs and expenses	(0.5)	(17.6)

Loss (income) before income taxes	(0.5)	1.2
Income tax expense (benefit)	0.1	(0.4)

(Loss) income on discontinued operations	$(0.4)	$0.8

The following table shows an analysis of assets and liabilities of discontinued operations as of March 31, 2010 and December 31, 2009:

	March 31,	December 31,
($ in millions)	2010	2009
Current assets	$1.4	$1.4
Long-term assets	4.6	4.5
Financial service assets, net	2.3	2.6

Total assets of discontinued operations	$8.3	$8.5

Current liabilities	$0.8	$0.8
Long-term liabilities	10.0	10.8
Financial service liabilities	2.1	2.5

Total liabilities of discontinued operations	$12.9	$14.1

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Management’s Discussion and Analysis of Financial Condition of Operations (“MD&A”) is designed to provide information that is supplemental to, and shall be read together with the consolidated financial statements and the accompanying notes contained in the Annual Report on Form 10-K for the year ended December 31, 2009. Information in MD&A is intended to assist the reader in obtaining an understanding of the consolidated financial statements, information about the Company’s business segments and how the results of those segments impact the Company’s results of operations and financial condition as a whole, and how certain accounting principles affect the Company’s consolidated financial statements. The Company’s results for interim periods are not necessarily indicative of annual operating results.
The Company is a leading global manufacturer and supplier of (i) safety, security and communication equipment, (ii) street sweepers and other environmental vehicles and equipment and (iii) vehicle-mounted, aerial platforms for fire fighting, rescue, electric utility and industrial uses. We also are a designer and supplier of technology-based products and services for the public safety and Intelligent Transportation System markets. In addition, we sell parts and tooling and provide service and repair, equipment rentals and training as part of a comprehensive offering to our customer base. We operate 19 manufacturing facilities in 7 countries and provide our products and integrated solutions to municipal, governmental, industrial and commercial customers throughout the world.
Consolidated Results of Operations
The following information summarizes our consolidated statements of operations and illustrates the key financial indicators used to assess our consolidated financial results ($ in millions, except per share data):

	Three months ended March 31,
	2010		2009	Change
Net sales	$166.6		$184.7	$(18.1)
Cost of sales	(124.9)		(138.1)	13.2

Gross profit	41.7		46.6	(4.9)
Operating expenses	(39.6)		(42.3)	2.7
Acquisition related costs	(2.6)		—	(2.6)
Restructuring charges	(0.3)		—	(0.3)

Operating (loss) income	(0.8)		4.3	(5.1)
Interest expense	(2.9)		(3.3)	0.4
Other expense, net	(0.9)		(1.0)	0.1
Income tax benefit	1.4		0.2	1.2

(Loss) income from continuing operations	(3.2)		0.2	(3.4)
(Loss) gain from discontinued operations and disposal, net of tax	(0.4)		0.8	(1.2)

Net (loss) income	$(3.6)		$1.0	$(4.6)

Other data:
Operating margin	(0.5%)		2.3%	(2.8%)
Loss per share — continuing operations	$(0.0	6)	$—	$(0.0	6)
Orders	$198.3		$159.4	$38.9
Net sales decreased 10% or $18.1 million in the first quarter of 2010 compared to the same quarter of 2009 as a direct result of a decrease in volume related to a low order backlog at the end of 2009, which resulted from the global economic recession which reduced overall demand for the Company’s products across most market segments. Despite the significant drop in volume, gross profit margins were virtually flat at 25.0% in 2010 versus 25.2% in 2009 due to the impact of favorable product mix as well as cost reduction and other initiatives.
Operating income in the first three months of 2010 declined by $5.1 million compared to the same period in 2009. The decline is primarily due to lower sales volume, direct acquisition related costs of $2.6 million and restructuring costs of $0.3 million, partially offset by lower spending in manufacturing costs and operating expenses, as well as favorable product mix.
Interest expense decreased $0.4 million in the first quarter of 2010 compared to $3.3 million in the same quarter of last year due to lower interest rates and lower average borrowing levels in 2010.

The Company’s effective tax rate on the loss from continuing operations was a 30.4% benefit for the three month period ended March 31, 2010. The 30.4% rate includes benefits for foreign tax effects. In the comparable three month period ended March 31, 2009, the Company recorded a $0.2 million tax benefit primarily related to the resolution of an IRS audit of the 2006 tax year and the benefit of research and development tax credits.
The Company’s unrecognized tax benefits were $4.9 million at January 1, 2010 of which $4.7 million are tax benefits that if recognized, would reduce the annual effective tax rate. The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. Interest and penalties amounting to $0.8 million and $0.1 million, respectively, are included in the consolidated balance sheet at March 31, 2010. The Company expects the unrecognized tax benefits to decrease by $0.8 million over the next 12 months. In the three months ended March 31, 2010, the Companies unrecognized tax benefits did not change.
Loss from continuing operations was $3.2 million for the first quarter of 2010 versus income of $0.2 million for the comparable period in 2009 is due to lower operating income as described above offset by the benefits of lower interest expense, a higher tax benefit and slightly lower other expense, net.
For the quarter ended March 31, 2010, a loss on discontinued operations and disposals of $0.4 million was recorded primarily relating to an additional expense from the sale of Pauluhn. For the three month period ended March 31, 2009 a gain on discontinued operations and disposals of $0.8 million was recorded which relates to income from the Ravo and Pauluhn operations.
For the quarter ended March 31, 2010, diluted (loss) earnings per share from continuing operations was $(0.06) compared to $(0.00) for the first quarter of 2009. Diluted (loss) earnings per share from discontinued operations decreased to $(0.01) for the quarter ended March 31, 2010 from $0.02 in the comparable period in 2009.
Orders and Backlog
Orders in 2010 increased 25% from the first quarter of 2009 as the U.S and global markets continue their recovery from the recession. U.S. and non-U.S. orders increased from March 31, 2010 to March 31, 2009 by 22% and 29%, respectively.
U.S. municipal and government orders in the first quarter of 2010 increased 9% from the prior year’s quarter primarily as a result of the increase in sewer cleaner trucks of $4.9 million, street sweepers of $2.6 million and ALPR cameras of $0.8 million.
U.S. industrial orders are up 44% or $14.7 million over the prior year as markets begin to recover from the recession. The primary drivers of the year over year increase were vacuum trucks of $5.6 million, waterblasters of $2.7 million, street sweepers of $1.6 million and the addition of $2.2 million from the Sirit and VESystems acquisitions. Safety and Security Systems Group orders were up $1.6 million with amber and industrial products driving the year over year increase.
Non-U.S. orders increased $19.1 million over the prior year. Fire Rescue Group orders were up $10.9 million with strength in the fire-lift market. Safety and Security Group orders were up $6.1 million primarily as a result of a large European police order. Environmental Solutions Group orders were up $2.1 million.
Backlog of $222.7 million at March 31, 2010 (including backlog associated with the 2010 acquisitions) decreased 15% and increased 31% from March 31, 2009 and December 31, 2009, respectively.
Safety and Security Systems
The following table summarizes the Safety and Security Systems Group operating results for the three month period ended March 31, 2010 and 2009, respectively ($ in millions):

	Three months ended March 31,
	2010	2009	Change
Orders	$76.9	$71.2	$5.7
Net sales	68.3	70.8	(2.5)
Operating income	4.1	4.9	(0.8)
Operating margin	6.0%	6.9%	(0.9%)

Orders increased 8% from the first quarter of 2009 as the U.S. and global markets continue their recovery from the recession. Non-U.S. orders increased 19% mainly attributed to a large European police order. U.S. orders were essentially flat year over year, with strong ALPR and industrial orders partially offset by lower municipal orders
Net sales decreased 4% or $2.5 million compared to the first quarter of 2009 resulting from a lower backlog at the end of 2009 which was partially offset by a favorable foreign currency translation of $1.2 million and strong ALPR demand.
Operating income and margins decreased in the first quarter of 2010 from the comparable period in 2009 primarily as a result of lower sales volume and restructuring charges.
Fire Rescue
The following table summarizes the Fire Rescue Group’s operating results for the three month periods ended March 31, 2010 and 2009, respectively ($ in millions):

	Three months ended March 31,
	2010	2009	Change
Orders	$31.7	$20.8	$10.9
Net sales	24.8	32.5	(7.7)
Operating income	0.8	2.4	(1.6)
Operating margin	3.2%	7.4%	(4.2%)
Orders increased 52% from the first quarter of 2009 with increased demand in the Company’s fire-lift market. Market demand for the Company’s products was recovering in all regions. Demand for the industrial market continues to lag as a result of the global economic recession.
Net sales decreased by 24% in the first quarter with declines in both fire-lift and industrial products compared to the prior year due to the combination of strong 2009 fourth quarter shipments and weak backlog as of December 31, 2009. Additionally, a Finnish port workers strike in March 2010 affected receiving of materials and delivery of units and disrupted operations.
Operating income decreased $1.6 million from the first quarter of 2009 as result of lower volumes and less favorable mix offset by reduced operating expenses. The port workers strike had approximately a $0.5 million negative effect on operating income.
Environmental Solutions
The following table summarizes the Environmental Solutions Group’s operating results for the three month periods ended March 31, 2010 and 2009, respectively ($ in millions):

	Three months ended March 31,
	2010	2009	Change
Total orders	$87.7	$67.4	$20.3
Net sales	70.1	81.4	(11.3)
Operating income	3.7	3.0	0.7
Operating margin	5.3%	3.7%	1.6%
Orders of $87.7 million in the first quarter of 2010 were 30% above the prior year quarter driven by increased demand in all markets and regions. Industrial orders were up 71%, or $10.8 million driven primarily by an increase in vacuum trucks of $5.6 million and waterblasters of $2.7 million. Municipal and government orders were up $7.3 million with sewer cleaner trucks up $4.9 million and street sweepers up $2.6 million. Non-U.S. orders were up $2.1 million for the quarter.
Net sales decreased 14% compared to the first quarter in 2009. The sales decrease is primarily the result of a lower backlog at the end of 2009, which resulted in a decline in sales of sewer cleaner trucks and street sweepers of $11.6 million and $1.8 million, respectively, offset partially by sales of waterblasters which were up $3.1 million for the quarter.

Operating income was up $0.7 million to $3.7 million for the quarter as a result of sales of higher margin sweeper units, higher volumes in the water blaster segment and reduced operating expenses, offset by lower sewer cleaner volumes.
Other
In March 2010, the Company acquired all of the issued and outstanding common shares of both Sirit and VESystems.
The following table summarizes the Sirit and VESystems operating results for the three month period ended March 31, 2010 ($ in millions):

Three months ended
March 31, 2010
Orders	$2.2
Net sales	3.4
Operating loss	(1.2)
Operating margin	(35.3%)
Corporate Expenses
Corporate expenses were up $2.2 million over the prior year primarily as a result of $2.6 million in costs related to acquired businesses in the first quarter of 2010 and $0.7 million of increased post-retirement expense. Partially offsetting the increase was a decline in legal fees associated with the Company’s hearing loss litigation of $0.7 million as a result of timing of trials and $0.6 million associated with the costs for the 2009 proxy contest initiated by an activist shareholder.
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
The following table summarizes the Company’s cash flows for the three month periods ended March 31, 2010 and 2009, respectively ($ in millions):

	Three months ended
	March 31,
	2010	2009
Operating (use of) cash flow	$(9.6)	$7.8
Proceeds from sale of properties, plant and equipment	0.7	—
Capital expenditures	(3.2)	(3.9)
Payments for acquisitions, net of cash acquired	(97.3)	—
Proceeds from discontinued investing activities	—	3.0
Borrowing activity, net	101.1	(11.5)
Payments for discontinued financing activities	(0.3)	(6.4)
Dividends	(3.0)	(2.9)
Other, net	2.8	0.2

Decrease in cash and cash equivalents	$(8.8)	$(13.7)

Cash flow used for operating activities for the first three months of 2010 decreased $17.4 million from the prior year period, primarily reflecting lower earnings on reduced sales from continuing operations and a lower reduction in working capital in the first quarter of 2010 compared to the same period in 2009.

In the first quarter of 2010, the Company acquired two businesses that will be key components to the continuing development of the Company’s Intelligent Transportation Systems strategy. VESystems was acquired for $34.8 million, of which $24.6 million was a cash payment. Sirit was acquired for CDN $77.1 million (USD $74.9 million), all of which was cash. The acquisitions were funded with the Company’s existing cash balances and debt drawn against the availability of the Company’s $250 million of revolving credit facility. In addition to the use of cash and debt, the Company issued 1.2 million shares of Federal Signal Corporation common stock to fund a portion of the cost of purchasing VESystems.
Debt, net of cash, as a percentage of capitalization was 47.0% at March 31, 2010, versus 35.5% at the end of 2009. The change was primarily due to the increase in debt drawn on the Company’s $250 million revolving credit facility to fund the two acquisitions in the first quarter of 2010.
At March 31, 2010, $194.6 million was drawn against the Company’s revolving credit facility and matures April 25, 2012. Borrowings under the facility bear interest, at the Company’s option, at the Base Rate or LIBOR, plus an applicable margin. The applicable margin ranges up to 0.75% for Base Rate borrowings and 1.00% to 2.00% for LIBOR borrowings depending on the Company’s total indebtedness to capital ratio. At March 31, 2010, the Company’s applicable margins over LIBOR and Base Rate borrowings were 1.50% and 0.25%, respectively.
The Company’s revolving credit facility and private placement notes contain certain financial covenants for each fiscal quarter end. For the Second Amended Credit Agreement and each of the Private Placement Note Agreements, covenants include a maximum debt-to-capitalization ratio, an interest expense coverage ratio and a minimum net worth requirement. At March 31, 2010, all of the Company’s retained earnings were free of any restrictions and the Company was in compliance with the financial covenants and agreements. The Company expects to be in compliance with its covenants for the balance of the year.
As of March 31, 2010, €10.7 million (or $14.5 million), was drawn on the Alternative Currency Facility, a supplemental agreement under the Second Amended Credit Agreement and $180.1 million was drawn directly under the Second Amended Credit Agreement for a total of $194.6 million drawn under the Second Amended Credit Agreement leaving available borrowings of $55.4 million not including $30.5 million of capacity used for existing letters of credit.
At March 31, 2010, $7.4 million was drawn against the Company’s foreign lines of credit which provide for borrowings up to $17.7 million.
Given the Company’s cash position and debt structure, the Company has not experienced any material liquidity issues. The Company has $39.4 million of private placement principal debt payments due over the next twelve months. The Company expects that with its existing liquidity and the opportunities available to raise capital in the near term, notwithstanding adverse market conditions, it will meet all of its anticipated needs for liquidity during the next twelve months and for the foreseeable future.
The Company is required to assess on an on-going basis, events or circumstances that may trigger an evaluation of goodwill for impairment, and test for impairment annually should no triggering event indicate the need for analysis in the interim. The Company’s practice is to group goodwill by operating segment. There have been no events identified as a triggering event since the Company’s annual impairment testing was performed in the fourth quarter of 2009.
Contractual Obligations and Commercial Commitments
Short-term borrowings increased $7.9 million at March 31, 2010 from $0 million at December 31, 2009 primarily due to partially fund the purchase of two acquired businesses in the first quarter of 2010. Total long-term borrowings increased to $295.5 million at March 31, 2010 from $202.7 million at December 31, 2009. See the Financial Condition, Liquidity and Capital Resources section of this report for more information.
Changes to the Company’s accrual for product warranty claims in the first three months of 2010 is discussed in Note 10.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
See Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of our Annual Report on Form 10-K for the year ended December 31, 2009. There has been no significant changes in our exposure to market risk since December 31, 2009.
Item 4. Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2010. We completed our acquisitions of VESystems, LLC and Sirit Inc. on March 2, 2010 and March 5, 2010, respectively. As permitted by the U.S. Securities and Exchange Commission, management’s assessment as of March 31, 2010 did not include the internal control of VESystems, LLC and Sirit Inc., which are included in our condensed consolidated financial statements as of March 31, 2010. VESystems, LLC constituted $36.6 million and $34.4 million of total and net assets, respectively, as of March 31, 2010 and $1.5 million and $(0.5) million of net sales and net loss, respectively, for the three-month period then ended. Sirit, Inc. constituted $88.5 million and $83.6 million of total and net assets, respectively, as of March 31, 2010 and $1.9 million and $(0.8) million of net sales and net loss, respectively, for the three-month period then ended.
Based on that evaluation, which excluded an assessment of internal control over financial reporting of the acquired operations of VESystems, LLC and Sirit, Inc., the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2010. As a matter of practice, the Company’s management continues to review and document internal controls and procedures for financial reporting. From time to time, the Company may make changes aimed at enhancing the effectiveness of the controls and to ensure that the systems evolve with the business. During the quarter ended March 31, 2010, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II. Other Information
Item 1. Legal Proceedings
The information is set forth in Note 11 of the condensed consolidated financial statements included in Part I of this Form 10-Q are incorporated herein by reference.
Item 1A. Risk Factors
Risks Related to Our Business
Our financial results are subject to considerable cyclicality.
Our ability to be profitable depends heavily on varying conditions in the United States government and municipal markets and the overall United States economy. The industrial markets in which we compete are subject to considerable cyclicality, and move in response to cycles in the overall business environment. Many of our customers are municipal governmental agencies, and as a result, we are dependent on municipal government spending. Spending by our municipal customers can be affected by local political circumstances, budgetary constraints, and other factors. The United States government and municipalities depend heavily on tax revenues as a source of their spending and, accordingly, there is a historical correlation, of a one or two year lag between the overall strength of the United States economy and our sales to the United States government and municipalities. Therefore, downturns in the United States economy are likely to result in decreases in demand for our products. During previous economic downturns, we experienced decreases in sales and profitability, and we expect our business to remain subject to similar economic fluctuations in the future.
The execution of our growth strategy is dependent upon the continued availability of credit and third-party financing arrangements for our customers.
The economic downturn has resulted in tighter credit markets, which could adversely affect our customers’ ability to secure the financing necessary to proceed or continue with purchases of our products and services. Our customers’ or potential customers’ inability to secure financing for projects could result in the delay, cancellation or down-sizing of new purchases or the suspension of purchases already under contract, which could cause a decline in the demand for our products and services and negatively impact our revenues and earnings.
Failure to keep pace with technological developments may adversely affect our operations.
We are engaged in an industry which will be affected by future technological developments. The introduction of products or processes utilizing new technologies could render our existing products or processes obsolete or unmarketable. Our success will depend upon our ability to develop and introduce on a timely and cost-effective basis new products, applications and processes that keep pace with technological developments and address increasingly sophisticated customer requirements. We may not be successful in identifying, developing and marketing new products, applications and processes and product or process enhancements. We may experience difficulties that could delay or prevent the successful development, introduction and marketing of product or process enhancements or new products, applications or processes. Our products, applications or processes may not adequately meet the requirements of the marketplace and achieve market acceptance. Our business, operating results and financial condition could be materially and adversely affected if we were to incur delays in developing new products, applications or processes or product or process enhancements or if our products do not gain market acceptance.
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
Our business is subject to fluctuations in demand and changing international economic and political conditions which are beyond our control. During 2009, approximately 44% of our net sales were to customers outside the United States, with approximately 31% of our net sales being supplied from overseas operations. We expect a significant and increasing portion of our revenues and profits to come from international sales for the foreseeable future. Operating in the international marketplace exposes us to a number of risks, including abrupt changes in foreign government policies and regulations, restrictive domestic and international trade regulations, U.S. laws applicable to foreign operations, such as the Foreign Corrupt Practices Act (FCPA), political, religious and economic instability, local labor market conditions, the imposition of foreign tariffs and other trade barriers and, in some cases, international hostilities. To the extent that our international operations are affected by unexpected and adverse foreign economic and political conditions, we may experience project disruptions and losses which could significantly reduce our revenues and profits. Additionally, penalties for non-compliance with laws applicable to international business and trade, such as FCPA, could negatively impact our business.
Some of our contracts are denominated in foreign currencies, which result in additional risk of fluctuating currency values and exchange rates, hard currency shortages and controls on currency exchange. Although currency exposure is hedged in the short term, over the longer term changes in the value of foreign currencies could increase our U.S. dollar costs for, or reduce our U.S. dollar revenues from, our foreign operations. Any increased costs or reduced revenues as a result of foreign currency fluctuations could adversely affect our profits.
We operate in highly competitive markets.
The markets in which we operate are highly competitive. The intensity of this competition, which is expected to continue, can result in price discounting and margin pressures throughout the industry and adversely affects our ability to increase or maintain prices for our products. In addition, certain of our competitors may have lower overall labor or material costs. In addition, our contracts with municipal and other governmental customers are in some cases awarded and renewed through competitive bidding. We may not be successful in obtaining or renewing these contracts, which could be harmful to our business and financial performance.
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
We draw upon our revolving credit facility and our operating cash flow to fund working capital needs, capital expenditures, strategic acquisitions, pension contributions, debt repayments, share repurchases and dividends. Market disruptions such as those recently experienced in the United States and abroad have materially impacted liquidity in the credit and debt markets, making financing terms for borrowers less attractive and in certain cases resulting in the unavailability of certain types of financing. Continued uncertainty in the financial markets may negatively impact our ability to access additional financing or to refinance our revolving credit facility or existing debt arrangements on favorable terms or at all, which could negatively affect our ability to fund current and future operations as well as future acquisitions and development. These disruptions may include turmoil in the financial services industry, unprecedented volatility in the markets where our outstanding securities trade, and general economic downturns in the areas where we do business. If we are unable to access financing at competitive rates, or if our short-term or long-term borrowings costs dramatically increase, our ability to finance our operations, meet our short-term debt obligations and implement our operating strategy could be adversely affected.
We are subject to a number of restrictive debt covenants.
Our revolving credit facility and other debt instruments contain certain restrictive debt covenants and other customary events of default that may hinder our ability to continue operating or to take advantage of attractive business opportunities. These restrictive covenants include, among other things, an interest coverage ratio of 3.0:1.0 in all quarters and a maximum debt-to-total-capitalization ratio of 0.5:1.0. Our ability to comply with these restrictive covenants may be affected by the other factors described in this “Risk Factors” section and other factors outside our control. Failure to comply with one or more of these restrictive covenants may result in an event of default. Upon an event of default, if not waived by our lenders, our lenders may declare all amounts outstanding as due and payable. If we are unable to comply with the restrictive covenants in the future, we would be required to obtain further modifications from our lenders or secure another source of financing. If our current lenders accelerate the maturity of our indebtedness, we may not have sufficient capital available at that time to pay the amounts due to our lenders on a timely basis. In addition, these restrictive covenants may prevent us from engaging in transactions that benefit us, including responding to changing business and economic conditions and taking advantage of attractive business opportunities.
We may incur material losses and costs as a result of product liability, warranty, recall claims or other lawsuits or claims that may be brought against us.
We are exposed to product liability and warranty claims in the normal course of business in the event that our products actually or allegedly fail to perform as expected or the use of our products results, or is alleged to result, in bodily injury and/or property damage. Accordingly, we could experience material warranty or product liability costs in the future and incur significant costs to defend against these claims. We carry insurance and maintain reserves for product liability claims. However, we cannot assure you that our insurance coverage will be adequate if such claims do arise, and any liability not covered by insurance could have a material adverse impact on our results of operations and financial position. A future claim could involve the imposition of punitive damages, the award of which, pursuant to state laws, may not be covered by insurance. In addition, warranty or other claims are not typically covered by insurance coverage. Any product liability or warranty issues may adversely impact our reputation as a manufacturer of high quality, safe products and may have a material adverse effect on our business.

We have been sued by firefighters seeking damages claiming that exposure to our sirens has impaired their hearing and that the sirens are therefore defective. Currently, there are 94 cases pending against us involving a total of over 2,000 plaintiffs. The trial of the first of these plaintiffs’ claims occurred in 2008 and the jury returned a unanimous verdict in our favor. However, in two trials occurring in 2009 and 2010, verdicts were returned against us and for the plaintiffs in varying amounts totaling approximately $520,000. We are appealing the unfavorable verdicts and intend to vigorously defend all of these lawsuits. We are engaged in ongoing negotiations with our insurance carrier over insurance coverage on these claims. Our negotiations have resulted in reimbursement of a portion, but not all, of our defense costs. In addition, we are subject to other claims and litigation from time to time as further described in the notes to our consolidated financial statements.
We may be unsuccessful in our future acquisitions, if any, which may have an adverse effect on our business.
Our long-term strategy includes expanding into adjacent markets through selective acquisitions of companies, complementary technologies and organic growth in order to enhance our global market position and broaden our product offerings. This strategy may involve the acquisition of companies that, among other things, enable us to build on our existing strength in a market or that give us access to proprietary technologies that are strategically valuable or allows us to leverage our distribution channels. In connection with this strategy, we could face certain risks and uncertainties in addition to those we face in the day-to-day operations of our business. We also may be unable to identify suitable targets for acquisition or make acquisitions at favorable prices. If we identify a suitable acquisition candidate, our ability to successfully implement the acquisition would depend on a variety of factors, including our ability to obtain financing on acceptable terms. In addition, our acquisition activities could be disrupted by overtures from competitors for the targeted companies, governmental regulation and rapid developments in our industry that decrease the value of a target’s products or services.
     Acquisitions involve risks, including those associated with the following:
•	integrating the operations, financial reporting, disparate technologies and personnel of acquired companies;

•	managing geographically dispersed operations;

•	diverting management’s attention from other business concerns;

•	entering markets or lines of business in which we have either limited or no direct experience; and

•	potentially losing key employees, customers and strategic partners of acquired companies.
We also may not achieve anticipated revenue and cost benefits. Acquisitions may not be accretive to our earnings and may negatively impact our results of operations as a result of, among other things, the incurrence of debt, one time write-offs of goodwill and amortization expenses of other intangible assets. In addition, future acquisitions could result in dilutive issuances of equity securities.
We may not realize the expected benefits of our recent acquisitions because of integration difficulties and other challenges.
The success of our recent acquisitions of Sirit, Inc., VESystems, LLC and Diamond Consulting Services, Ltd. will depend, in part, on our ability to timely and efficiently realize the anticipated benefits from integrating those businesses with our existing businesses. Factors that could affect our ability to achieve the anticipated benefits from our recent acquisitions include:
•	failure to implement our business plan for the combined businesses;

•	unanticipated issues in integrating manufacturing, logistics, information, communications and other systems;

•	failure of the acquired businesses to perform in accordance with our expectations;

•	failure to achieve anticipated synergies between our existing businesses and the acquired businesses;

•	unanticipated changes in applicable laws and regulations;

•	failure to retain key employees;

•	operating risks inherent in the respective businesses of Sirit, VESystems and Diamond;

•	the impact on our internal controls and compliance with the regulatory requirements under the Sarbanes-Oxley Act of 2002;

•	liabilities of the acquired businesses that were not known at the time of the acquisition; and

•	other unanticipated issues, expenses and liabilities.

If we cannot successfully integrate the acquired businesses on a reasonable timeframe, we may not be able to realize the potential benefits anticipated from the acquisitions, and our financial condition, results of operations, and cash flows could be materially and adversely affected.
We have substantially increased our leverage in order to finance our recent acquisitions, and we are subject to restrictive covenants that will affect our ability to engage in business transactions.
To finance our recent acquisitions of Sirit and VESystems, we borrowed $84.6 million of additional money and had $304.6 million of indebtedness as of March 31, 2010. Increased indebtedness may reduce our flexibility to respond to changing business and economic conditions or fund capital expenditures or working capital needs because we will require additional funds to service our indebtedness. In addition, financial and other covenants we have with our lenders will limit our ability to incur additional indebtedness, make investments, pay dividends and engage in other transactions, and the leverage may cause potential lenders to be less willing to loan funds to us in the future. Our failure to comply with these covenants could result in an event of default that, if not waived or cured, could result in the acceleration of all our indebtedness.
Our recently acquired businesses may have liabilities which are not known to us.
As a result of our recent acquisitions, we have assumed liabilities associated with the acquired businesses. There may be liabilities that we failed, or were unable, to discover in the course of performing due diligence investigations on the acquired businesses. We cannot assure you that our rights to indemnification from sellers of the acquired businesses to us will be sufficient in amount, scope or duration to fully offset the possible liabilities associated with the businesses or property acquired. Any such liabilities, individually or in the aggregate, could have a material adverse effect on our business.
We may be required to recognize impairment charges for our goodwill and other indefinite lived intangible assets.
In accordance with generally accepted accounting principles, we periodically assess our goodwill and other indefinite lived intangible assets to determine if they are impaired. Significant negative industry or economic trends, disruptions to our business, unexpected significant changes or planned changes in the use of our assets and market capitalization declines may result in impairments to goodwill and other long lived assets. Future impairment charges could significantly affect our results of operations in the periods recognized. Impairment charges would also reduce our consolidated shareholders’ equity and increase our debt-to-total-capitalization ratio, which may result in an event of default under our revolving credit facility and other debt instruments. Upon an event of default, if not waived by our lenders, our lenders may declare all amounts outstanding as due and payable.
The costs associated with complying with environmental and safety regulations could lower our margins.
We, like other manufacturers, continue to face heavy governmental regulation of our products, especially in the areas of the environment and employee health and safety. Complying with environmental and safety requirements has added and will continue to add to the cost of our products, and could increase the capital required. While we believe that we are in compliance in all material respects with these laws and regulations, we may be adversely impacted by costs, liabilities or claims with respect to our operations under existing laws or those that may be adopted. These requirements are complex, change frequently and have tended to become more stringent over time. Therefore, we could incur substantial costs, including cleanup costs, fines and civil or criminal sanctions as a result of violation of, or liabilities under, environmental laws and safety regulations.
The inability to obtain raw materials, component parts, and/or finished goods in a timely and cost-effective manner from suppliers would adversely affect our ability to manufacture and market our products.
We purchase raw materials and component parts from suppliers to be used in the manufacturing of our products. In addition, we purchase certain finished goods from suppliers. Changes in our relationships with suppliers, shortages, production delays or work stoppages by the employees of such suppliers could have a material adverse effect on our ability to timely manufacture and market products. In addition, increases in the costs of purchased raw materials, component parts or finished goods could result in manufacturing interruptions, delays, inefficiencies or our inability to market products. In addition, our profit margins would decrease if prices of purchased raw materials, component parts or finished goods increase and we are unable to pass on those increases to our customers.
Disruptions within our dealer network could adversely affect our business.
We rely on a national and global dealer network to market certain of our products and services. A disruption in our dealer network within a specific local market could temporarily have an adverse impact on our business within the affected market. In addition, the loss or termination of a significant number of dealers could cause difficulties in marketing and distributing our products and have an adverse effect on our business, operating results or financial condition.
Item 5. Other Information.
On April 30, 2010, the Company issued a press release announcing its financial results for the three months ended March 31, 2010. The full text of the press release is included as Exhibit 99.1 to this Form 10-Q.
Item 6. Exhibits
Exhibit 31.1 — CEO Certification under Section 302 of the Sarbanes-Oxley Act
Exhibit 31.2 — CFO Certification under Section 302 of the Sarbanes-Oxley Act
Exhibit 32.1 — CEO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act
Exhibit 32.2 — CFO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act
Exhibit 99.1 — Press Release dated April 30, 2010
Exhibit 10.1 — Executive Change-in-Control Severance Agreement Tier 1
Exhibit 10.2 — Executive Change-in-Control Severance Agreement Tier 2
Exhibit 10.3 — Manfred Rietsch Employment Agreement

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Signal Corporation
Date: April 30, 2010	By:	/s/ William G. Barker, III
William G. Barker, III
Senior Vice President and Chief Financial Officer