Form 10-Q
period 2010-06-30
FEDERAL SIGNAL CORP /DE/
filed 2010-07-30
CIK 277509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
     Indicate the number of shares outstanding of each of the Company’s classes of common stock, as of the latest practicable date.

Title
Common Stock, $1.00 par value	62,233,705 shares outstanding at July 13, 2010

FEDERAL SIGNAL CORPORATION

Part I. Financial Information
Item 1. Financial Statements
FORWARD-LOOKING STATEMENTS
This Form 10-Q, reports filed by Federal Signal Corporation and its subsidiaries (“the Company”) with the Securities and Exchange Commission (“SEC”) and comments made by management may contain words such as “may,” “will,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “project,” “estimate” and “objective” or the negative thereof or similar terminology concerning the Company’s future financial performance, business strategy, plans, goals and objectives. These expressions are intended to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include information concerning the Company’s possible or assumed future performance or results of operations and are not guarantees. While these statements are based on assumptions and judgments that management has made in light of industry experience as well as perceptions of historical trends, current conditions, expected future developments and other factors believed to be appropriate under the circumstances, they are subject to risks, uncertainties and other factors that may cause the Company’s actual results, performance or achievements to be materially different.
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

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three months ended June 30,		Six months ended June 30,
(in millions, except per share data)	2010	2009	2010	2009
Net sales	$198.7	$198.5	$365.2	$382.9
Costs and expenses
Cost of sales	(145.3)	(146.6)	(270.1)	(284.6)
Selling, general and administrative	(44.2)	(43.6)	(83.4)	(85.4)
Acquisition and integration related costs	(1.1)	—	(3.7)	—
Restructuring charges	(3.7)	—	(4.0)	—

Operating income	4.4	8.3	4.0	12.9
Interest expense	(3.2)	(2.8)	(6.1)	(6.2)
Other (expense) income, net	(0.5)	0.1	(1.3)	(0.8)

Income (loss) before income taxes	0.7	5.6	(3.4)	5.9
Income tax benefit (expense)	0.7	(1.2)	2.0	(1.0)

Income (loss) from continuing operations	1.4	4.4	(1.4)	4.9
Loss from discontinued operations and disposal, net of income tax benefit (expense) of $1.0, ($0.3), $1.2, and ($0.6), respectively	(1.8)	(9.3)	(2.6)	(8.8)

Net loss	$(0.4)	$(4.9)	$(4.0)	$(3.9)

COMMON STOCK DATA:
Basic and diluted earnings (loss) per share:
Earnings (loss) from continuing operations	$0.02	$0.09	$(0.03)	$0.10
Loss from discontinued operations and disposal	(0.03)	(0.19)	(0.05)	(0.18)

Loss per share	$(0.01)	$(0.10)	$(0.08)	$(0.08)

Weighted average common shares outstanding:
Basic	57.1	48.0	53.0	48.4
Diluted	57.2	48.0	53.1	48.4
Cash dividends per share of common stock	$0.06	$0.06	$0.06	$0.06
See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	June 30,	December 31,
	2010	2009
($ in millions, except per share data)
ASSETS
Current assets
Cash and cash equivalents	$13.2	$21.1
Accounts receivable, net of allowances for doubtful accounts of $2.3 million and $2.5 million, respectively	123.9	119.8
Inventories, net	113.8	111.5
Other current assets	24.3	26.0

Total current assets	275.2	278.4
Properties and equipment, net	64.6	65.5
Other assets
Goodwill	374.5	319.6
Intangible assets, net of accumulated amortization	97.6	50.5
Deferred tax assets	17.6	17.5
Deferred charges and other assets	4.0	1.7

Total assets of continuing operations	833.5	733.2
Assets of discontinued operations	9.7	12.2

Total assets	$843.2	$745.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$8.0	$—
Current portion of long-term borrowings and capital lease obligations	13.2	41.9
Accounts payable	52.2	45.2
Customer deposits	10.2	10.4
Accrued liabilities
Compensation and withholding taxes	20.5	20.8
Other	48.7	48.4

Total current liabilities	152.8	166.7
Long-term borrowings and capital lease obligations, less current portion	213.4	159.7
Long-term pension liabilities	38.4	39.6
Deferred gain	23.3	24.2
Other long-term liabilities	12.0	12.2

Total liabilities of continuing operations	439.9	402.4
Liabilities of discontinued operations	12.5	14.3

Total liabilities	452.4	416.7
Shareholders’ equity
Common stock, $1 par value per share, 90.0 million shares authorized, 63.1 million and 49.6 million shares issued, respectively	63.1	49.6
Capital in excess of par value	164.1	93.8
Retained earnings	229.7	240.4
Treasury stock, 0.9 million and 0.8 million shares at cost, respectively	(15.8)	(15.8)
Accumulated other comprehensive loss	(50.3)	(39.3)

Total shareholders’ equity	390.8	328.7

Total liabilities and shareholders’ equity	$843.2	$745.4

See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (unaudited)

	Common	Capital in			Accumulated
	Stock	Excess of			Other
	Par	Par	Retained	Treasury	Comprehensive
($ in millions)	Value	Value	Earnings	Stock	Loss	Total
Balance at December 31, 2009	$49.6	$93.8	$240.4	$(15.8)	$(39.3)	$328.7
Net loss			(4.0)			(4.0)
Foreign currency translation					(13.4)	(13.4)
Unrealized gains on derivatives, net of tax expense of $0.2					0.3	0.3
Change in unrecognized gains related to pension benefit plans, net of tax expense of $1.1					2.1	2.1
Shares issued for acquisition	1.2	9.0				10.2
Equity offering, net of fees	12.1	58.9				71.0
Cash dividends declared			(6.7)			(6.7)
Share based payments:
Stock awards and options	0.2	2.5				2.7
Excess tax expense on share based payment		(0.1)				(0.1)

Balance at June 30, 2010	$63.1	$164.1	$229.7	$(15.8)	$(50.3)	$390.8

See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six months ended June 30,
($ in millions)	2010	2009
Operating activities:
Net loss	$(4.0)	$(3.9)
Adjustments to reconcile net loss to net cash (used for) provided by operating activities:
Loss on discontinued operations and disposal	2.6	8.8
Loss on joint venture	—	0.9
Depreciation and amortization	9.2	7.4
Stock-based compensation expense	2.2	2.7
Pension contributions	—	(0.5)
Changes in other assets and liabilities, exclusive of the effects of businesses acquired and disposed:	(17.1)	1.0

Net cash (used for) provided by continuing operating activities	(7.1)	16.4
Net cash (used for) provided by discontinued operating activities	(0.8)	4.2

Net cash (used for) provided by operating activities	(7.9)	20.6
Investing activities:
Purchases of properties and equipment	(6.5)	(8.1)
Proceeds from sales of properties, plant and equipment	1.2	—
Payments for acquisitions, net of cash acquired	(97.3)	—
Other, net	—	10.0

Net cash (used for) provided by continuing investing activities	(102.6)	1.9
Net cash provided by discontinued investing activities	—	2.9

Net cash (used for) provided by investing activities	(102.6)	4.8
Financing activities:
Increase in debt outstanding under revolving credit facilities	61.1	51.3
Proceeds on short-term borrowings	7.6	1.4
Payments on short-term borrowings	—	(11.8)
Proceeds on long-term borrowings	—	4.8
Payments on long-term borrowings	(35.0)	(70.1)
Cash dividends paid to shareholders	(6.7)	(5.8)
Proceeds from equity offering, net of fees	71.0	—
Other, net	0.3	(0.4)

Net cash provided by (used for) continuing financing activities	98.3	(30.6)
Net cash used for discontinued financing activities	(0.4)	(6.7)

Net cash provided by (used for) financing activities	97.9	(37.3)
Effects of foreign exchange rate changes on cash and cash equivalents	4.7	0.6

Decrease in cash and cash equivalents	(7.9)	(11.3)
Cash and cash equivalents at beginning of period	21.1	23.4

Cash and cash equivalents at end of period	$13.2	$12.1

See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization and Description of the Business
Federal Signal Corporation was founded in 1901 and was reincorporated as a Delaware corporation in 1969. References herein to the “Company,” “we,” “our,” or “us” refer collectively to Federal Signal Corporation and its subsidiaries.
Basis of Presentation and Consolidation
The accompanying unaudited condensed consolidated financial statements represent the consolidation of Federal Signal Corporation and subsidiaries included herein and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to ensure the information presented is not misleading. These condensed consolidated financial statements have been prepared in accordance with the Company’s accounting policies described in the Annual Report on Form 10-K for the year ended December 31, 2009 and should be read in conjunction with the consolidated financial statements and the notes thereto.
These statements include all adjustments (consisting of normal recurring accruals) that we considered necessary to present a fair statement of our results of operations, financial position and cash flows. The results reported in these condensed, consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in our 2009 Form 10-K. We label our quarterly information using a calendar convention, that is, first quarter is labeled as ending on March 31, second quarter as ending on June 30, and third quarter as ending on September 30. It is our longstanding practice to establish interim quarterly closing dates using a 5-4-4 calendar with the fiscal year ending on December 31. The effects of this practice are modest and only exist within a reporting year.
Effective June 6, 2010, the Company reorganized its segments to better align the Company’s intelligent transportation and public safety businesses for future growth. As a result of this reorganization, the Company created a new operating segment called Federal Signal Technologies (“FSTech”) that includes the vehicle classification software, automated license plate recognition (“ALPR”) and parking systems businesses from our Safety and Security Systems operating segment and the newly acquired businesses, Sirit Inc. and subsidiaries (“Sirit”) and VESystems, LLC and subsidiaries (“VESystems”). The Safety and Security Systems operating segment retained campus and community alerting, emergency vehicles, first responder interoperable communications, industrial communications and command and municipal security businesses.
As a result of this reorganization, our four operating segments as of June 6, 2010 are as follows:
Federal Signal Technologies — Our FSTech Group is a provider of technologies and solutions to the Intelligent Transportation Systems and public safety markets and other applications. These products and solutions provide end users with the tools needed to automate data collection and analysis, transaction processing and asset tracking. FSTech provides technology platforms and services to customers in the areas of radio frequency identification systems, transaction processing vehicle classification, electronic toll collection, automated license plate recognition, electronic vehicle registration, parking and access control, cashless payment solutions, congestion charging, traffic management, site security solutions and supply chain systems. Products are sold under PIPS TM, Idris ®, Sirit ® and VESystems TM brand names.
Safety and Security — Our Safety and Security Systems Group is a leading manufacturer and supplier of comprehensive systems and products that law enforcement, fire rescue, emergency medical services, campuses, military facilities and industrial sites use to protect people and property. Offerings include systems for campus and community alerting, emergency vehicles, first responder interoperable communications, industrial communications and command and municipal networked security. Specific products include lightbars and sirens, public warning sirens and public safety software. Products are sold under the Federal Signal, Federal Signal VAMA, Target Tech and Victor brand names. The group operates manufacturing facilities in North America, Europe, China and South Africa.
Environmental Solutions — Unchanged; see Note 12 for description of the operating segment’s principal activities.
Fire Rescue — Unchanged; see Note 12 for description of the operating segment’s principal activities.

Reclassifications
We have reclassified certain prior-period amounts to conform to the current-period presentation. Included with reclassifications are restatements for both discontinued operations and the reorganization of certain operating segments, as described above.
Accounting Changes
In October 2009, the FASB amended guidance relating to multiple-deliverable revenue arrangements and certain arrangements that include software elements. This guidance requires companies to allocate revenue in arrangements involving multiple deliverables based on the estimated selling price of each deliverable, even though such deliverables are not sold separately either by the company or by other vendors The amended guidance should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company has not yet adopted the revised guidance and is currently evaluating the impact on the Company’s consolidated results of operations or financial condition.
No other new accounting pronouncements issued or effective during the first six months of 2010 has had or is expected to have a material impact on the consolidated financial statements.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses. Significant estimates and assumptions are used for, but are not limited to, pension and other postretirement benefits, allowance for doubtful accounts, income tax contingency accruals and valuation allowances, product warranty accruals, asset impairment, purchase price allocation and litigation-related accruals. Actual results could differ from our estimates.
Subsequent Events
The Company assessed events occurring subsequent to June 30, 2010 through the date of the filing for potential recognition and disclosure in the consolidated financial statements. No events have occurred that would require adjustment to or disclosure in the consolidated financial statements.
2. ACQUISITIONS
The estimated fair values of assets acquired and liabilities assumed included below are preliminary and are based on the information that was available as of the acquisition date and prior to the filing of this Form 10-Q. The Company believes that information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, however the Company is awaiting the finalization of certain third party valuations to finalize those fair values. Thus, the preliminary measurements of fair value set forth below are subject to change. The Company expects to finalize the valuation and complete the purchase price allocations as soon as practicable, but no later than one year from the acquisition date.
Sirit Inc. and Subsidiaries
On March 5, 2010, the Company acquired all of the issued and outstanding common shares of Sirit for total cash consideration of CDN $77.1 million (USD $74.9 million). Sirit designs, develops and manufactures radio frequency identification device technology for applications such as tolling, electronic vehicle registration, parking and access control, cashless payments, supply chain management and asset tracking solutions. The acquisition of Sirit supports the Company’s long-term strategy by creating growth opportunities and revenue synergies. The results of Sirit are included within the FSTech operating segment.
The following table summarizes the fair values of the assets acquired and liabilities assumed from the acquisition of Sirit. Since the acquisition and the initial preliminary purchase price allocation included in the Company’s Form 10-Q for the first quarter ended March 31, 2010, net adjustments of $0.4 million were made to the fair values of the assets acquired and liabilities assumed with a corresponding adjustment to goodwill. These adjustments are summarized in the table presented below.

		2010
		Adjustments
	Initial	to Fair	June 30,
($ in millions)	Valuation	Value	2010
Purchase Price	$74.9	$—	$74.9
Fair Value of Assets Acquired:
Current assets	7.0	—	7.0
Fixed assets	1.6	—	1.6
Intangible assets	37.1	—	37.1
Other assets	0.4	—	0.4

Total Assets Acquired	46.1	—	46.1

Fair Value of Liabilities Assumed:
Current liabilities	12.6	0.4	13.0
Deferred revenue	0.6	—	0.6
Deferred tax liabilities, net	2.4	—	2.4

Total Liabilities Assumed	15.6	0.4	16.0

Goodwill (1)	44.4	0.4	44.8

(1)	The Company is currently evaluating the amount of goodwill that is deductible for tax purposes.
VESystems, LLC and Subsidiaries
On March 2, 2010, the Company acquired all of the equity interests in VESystems for an aggregate purchase price of $34.8 million. The consideration transferred consisted of cash in the amount of approximately $24.6 million and 1,220,311 shares of Federal Signal common stock with an acquisition date fair value of $10.2 million. VESystems designs, develops and deploys advanced software applications and customer management systems and services for the electronic toll collection and port industries. The acquisition of VESystems supports the Company’s long-term strategy by creating growth opportunities and revenue synergies. The results of VESystems are included within the FSTech operating segment.
The following table summarizes the fair values of the assets acquired and liabilities assumed from the acquisition of VESystems. Since the acquisition and the initial preliminary purchase price allocation included in the Company’s Form 10-Q for the first quarter ended March 31, 2010, net adjustments of $0.3 million were made to the fair values of the assets acquired and liabilities assumed with a corresponding adjustment to goodwill. These adjustments are summarized in the table presented below.

		2010
		Adjustments
	Initial	to Fair	June 30,
($ in millions)	Valuation	Value	2010
Purchase Price	$34.8	$—	$34.8
Fair Value of Assets Acquired:
Current assets	2.2	—	2.2
Fixed assets	0.1	—	0.1
Intangible assets	16.1	—	16.1
Other assets	0.5	—	0.5

Total Assets Acquired	18.9	—	18.9

Fair Value of Liabilities Assumed:
Current liabilities	1.9	0.2	2.1
Deferred revenue	—	0.1	0.1
Deferred tax liabilities, net	—	—	—

Total Liabilities Assumed	1.9	0.3	2.2

Goodwill (1)	17.8	0.3	18.1

(1)	The Company is currently evaluating the amount of goodwill that is deductible for tax purposes.
Diamond Consulting Services Ltd.
On December 9, 2009, the Company acquired all equity interests of Diamond Consulting Services Ltd. (“Diamond”) for total consideration of $13.9 million. In addition to the consideration paid, the Company may be required to pay up to $3.2 million of retention payments in future years. Diamond specializes in vehicle classification systems for tolling and other Intelligent Transportation Systems. The acquisition supports the Company’s long-term strategy by creating growth opportunities and revenue synergies. The results of Diamond are included in the FSTech operating segment.

The following table summarizes the fair values of the assets acquired and liabilities assumed from the acquisition of Diamond. Since the acquisition and the initial preliminary purchase price allocation included in the Company’s Form 10-K for the year ended December 31, 2009, net adjustments of ($0.1) million were made to the fair values of the assets acquired and liabilities assumed with a corresponding adjustment to goodwill. These adjustments are summarized in the table presented below.

		2010
		Adjustments
	Initial	to Fair	June 30,
($ in millions)	Valuation	Value	2010
Purchase Price	$13.5	$0.4	$13.9
Fair Value of Assets Acquired:
Current assets	0.7	—	0.7
Fixed assets	—	—	—
Intangible assets	6.9	(0.5)	6.4
Other assets	0.2	—	0.2

Total Assets Acquired	7.8	(0.5)	7.3

Fair Value of Liabilities Assumed:
Current liabilities	0.9	(0.1)	0.8
Deferred revenue	0.1	—	0.1
Deferred tax liabilities, net	2.8	(0.9)	1.9

Total Liabilities Assumed	3.8	(1.0)	2.8

Goodwill (1)	9.5	(0.1)	9.4

(1)	The Company is currently evaluating the amount of goodwill that is deductible for tax purposes.
The following table summarizes the preliminary fair value of amortizable and indefinite-lived intangible assets as of their respective acquisition dates:

	Sirit at		VESystems at
	March 5, 2010		March 2, 2010
		Estimated useful		Estimated useful
($ in millions)	Fair Value	life (in years)	Fair Value	life (in years)
Amortizable intangible assets:
Customer relationships	$18.0	18	$9.5	17
Technology	12.1	9	4.9	16
Non-compete	2.9	5	0.4	5

Total amortizable intangible assets	$33.0		$14.8
Indefinite-lived intangibles:
Trade names	$4.1		$1.3

Total intangible assets	$37.1		$16.1

The above estimated fair values of assets acquired and liabilities assumed are preliminary and are based on the information that was available as of the acquisition date and the subsequent filing of this Form 10-Q. The Company believes that information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, however the Company is awaiting the finalization of certain third party valuations to finalize those fair values. Thus, the preliminary measurements of fair value set forth above are subject to change. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practicable, but no later than one year from the acquisition date.
Pro forma condensed combined financial information
The following unaudited pro forma condensed combined financial information presents the results of operations of the Company as they may have appeared if the closing of Sirit and VESystems, presented in the aggregate, had been completed on January 1, 2010 and January 1, 2009.

	Three months ended		Six months ended
	June 30,		June 30,
($ in millions, except per share data)	2010	2009	2010	2009
Net sales	$198.7	$209.4	$373.5	$404.8
Income from continuing operations	1.4	3.5	(1.0)	3.1
Earnings from continuing operations — per basic and diluted share	$0.02	$0.07	$(0.02)	$0.06

The unaudited pro forma condensed combined financial information is presented for illustrative purposes only and does not indicate the actual financial results of the Company had the closing of Sirit and VESystems been completed on January 1, 2010 and January 1, 2009, respectively, nor is it indicative of the results of operations in future periods. Included in the unaudited pro forma combined financial information for the quarters ended June 30, 2010 and June 30, 2009 were pro forma adjustments to reflect the results of operations of Sirit and VESystems as well as the impact of amortizing certain acquisition accounting adjustments such as amortizable intangible assets. The pro forma condensed financial information does not indicate the impact of possible business model changes nor does it consider any potential impacts of current market conditions, expense efficiencies or other factors.
Acquisition and Integration Related Expenses
For the three and six months ended June 30, 2010, pretax charges totaling $1.1 million and $3.7 million, respectively, were recorded for acquisition and integration related costs. During the first and second quarters of 2009, there were no charges recorded for acquisitions and integration related costs. These charges, which were expensed in accordance with the accounting guidance for business combinations, were recorded in “Acquisition and integration related costs” and reflected in Corporate.
3. INVENTORIES, NET
Inventories are summarized as follows:

	June 30,	December 31,
($ in millions)	2010	2009
Raw materials	$55.5	$53.5
Work in progress	28.4	28.0
Finished goods	29.9	30.0

Total inventories, net	$113.8	$111.5

4. GOODWILL AND OTHER INTANGIBLE ASSETS
The following table provides the changes in carrying value of goodwill by operating segment through the six months ended June 30, 2010:

		Acquisitions/Acquisition	Other Adjustments
	December 31,	Accounting Adjustments	Including Currency	June 30,
($ in millions)	2009*	(Note 2)	Translations	2010
Environmental Solutions	$120.4	$—	$—	$120.4
Fire Rescue	34.7	—	(2.7)	32.0
Safety & Security	121.0	—	(3.0)	118.0
FSTech	43.5	62.8	(2.2)	104.1

Total	$319.6	$62.8	$(7.9)	$374.5

*	Goodwill by operating segment at December 31, 2009 has been restated to reflect the changes in operating segments described in Note 1.
The following table provides the gross carrying value and accumulated amortization for each major class of intangible assets:

		June 30, 2010			December 31, 2009
	Average	Gross		Net	Gross		Net
	Useful Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
($ in millions)	(Years)	Value	Amortization	Value	Value	Amortization	Value
Amortizable Intangible Assets:
Developed software	6	$22.1	$(16.5)	$5.6	$21.6	$(15.6)	$6.0
Patents	8	1.6	(0.5)	1.1	0.7	(0.5)	0.2
Customer relationships	13	46.4	(5.6)	40.8	19.0	(4.2)	14.8
Technology	11	21.6	(1.9)	19.7	5.6	(1.2)	4.4
Other	5	5.6	(1.5)	4.1	1.8	(1.1)	0.7

Total		97.3	(26.0)	71.3	48.7	(22.6)	26.1

Indefinite-lived Intangible Assets:
Trade names		26.3	—	26.3	24.4	—	24.4

Total		$123.6	$(26.0)	$97.6	$73.1	$(22.6)	$50.5

Amortization expense for the three and six month periods ended June 30, 2010 totaled $2.2 million and $3.4 million, respectively, and for the three and six month periods ended June 30, 2009 totaled $1.7 million and $2.9 million, respectively. The Company estimates that the total amortization expense will be $8.1 million in 2010, $9.5 million in 2011, $8.4 million in 2012, $7.2 million in 2013, $7.1 million in 2014, $6.3 million in 2015, and $28.1 million thereafter.
The Company performed interim impairment tests of the Company’s goodwill and trade names for the FSTech reporting unit in the second quarter of 2010 which resulted in no impairment. The Company performed these interim impairment tests due to events and changes in circumstances during those periods that indicated an impairment might have occurred. The primary factor deemed by management to have constituted a potential impairment triggering event was the reorganization of our operating segments in the second quarter of 2010.
The Company estimated the fair value of goodwill using a blended use of both the discounted cash flow model and the market valuation approach. The key inputs to the discounted cash flow model were the Company’s historical and future revenues, discount rate and incorporating general economic and market conditions among others. The interim goodwill impairment test resulted in the FSTech reporting unit fair value to exceed its carrying amounts by more than 10%.
The Company estimated the fair value of trade names using a discounted cash flow model. The key inputs to the discounted cash flow model were the Company’s historical and estimated future revenues, an assumed royalty rate and discount rate among others. While certain of these inputs are observable, significant judgment was required to select certain inputs from observable and unobservable market data.
5. DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
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

Fair Value Measurements at June 30, 2010
		Quoted Prices in Active	Significant Other	Significant
		Markets for Identical	Observable Inputs	Unobservable Inputs
($ in millions)	Total	Assets (Level 1)	(Level 2)	(Level 3)
Assets
Derivatives	$1.2	$—	$1.2	$—

Fair Value Measurements at June 30, 2010
		Quoted prices in Active	Significant Other	Significant
		Markets for Identical	Observable Inputs	Unobservable Inputs
	Total	Assets (Level 1)	(Level 2)	(Level 3)
Liabilities
Derivatives	$(0.4)	$—	$(0.4)	$—

At June 30, 2010 and December 31, 2009, the fair value of the Company’s derivative instruments was recorded as follows:

	Asset Derivatives		Liability Derivatives
	June 30, 2010		June 30, 2010
($ in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign exchange	Other current assets	$0.1	Other accrued liabilities	$0.4

Total derivatives designated as hedging instruments		0.1		0.4
Derivatives not designated as hedging instruments:
Foreign exchange	Accounts receivable, net	1.1	Other accrued liabilities	—

Total derivatives not designated as hedging instruments		1.1		—

Total derivatives		$1.2		$0.4

	Asset Derivatives		Liability Derivatives
	December 31, 2009		December 31, 2009
($ in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:			Other accrued liabilities	$0.5
Foreign exchange	Other current assets	—	Other accrued liabilities	0.1

Total derivatives designated as hedging instruments		—		0.6
Derivatives not designated as hedging instruments:
Foreign exchange	Accounts receivable, net	—	Other accrued liabilities	0.4

Total derivatives not designated as hedging instruments		—		0.4

Total derivatives		$—		$1.0

The effect of derivative instruments on the condensed consolidated statement of operations for the three months ended June 30, 2010, was as follows:

		Location of Gain/(Loss)
($ in millions)	Amount of Gain/(Loss)	Reclassified from	Amount of Gain Reclassified
Derivatives in Cash Flow	Recognized in OCI on	Accumulated OCI into	from Accumulated OCI into
Hedging Relationships	Derivative (Effective Portion)	Income (Effective Portion)	Income (Effective Portion)
Interest rate contracts	$0.0	Interest expense	$0.3
Foreign exchange	(0.3)	Net sales	0.5

Total	$(0.3)		$0.8

Derivatives Not Designated as	Location of Gain Recognized in	Amount of Gain Recognized in
Hedging Instruments	Income on Derivative	Income on Derivative
Foreign exchange	Other income (expense)	$0.5

Total		$0.5

The effect of derivative instruments on the condensed consolidated statement of operations for the six months ended June 30, 2010, was as follows:

		Location of Gain/(Loss)
($ in millions)	Amount of Gain/(Loss)	Reclassified from	Amount of Gain Reclassified
Derivatives in Cash Flow	Recognized in OCI on	Accumulated OCI into	from Accumulated OCI into
Hedging Relationships	Derivative (Effective Portion)	Income (Effective Portion)	Income (Effective Portion)
Interest rate contracts	$0.3	Interest expense	$0.4
Foreign exchange	(0.8)	Net sales	0.5

Total	$(0.5)		$0.9

Derivatives Not Designated as	Location of Gain Recognized in	Amount of Gain Recognized in
Hedging Instruments	Income on Derivative	Income on Derivative
Foreign exchange	Other income (expense)	$1.5

Total		$1.5

At June 30, 2010 and December 31, 2009, accumulated other comprehensive loss associated with interest rate swaps and foreign exchange contracts qualifying for hedge accounting treatment was $0.4 million and $0.7 million, net of income tax effects, respectively. The Company expects $0.6 million of pre-tax net gain on cash flow hedges that are reported in accumulated other comprehensive loss as of June 30, 2010, to be reclassified into earnings within the next 12 months as the respective hedged transactions affect earnings.
The following table summarizes the carrying amounts and fair values of the Company’s financial instruments:

	June 30, 2010		December 31, 2009
	Notional	Fair	Notional	Fair
($ in millions)	Amount	Value	Amount	Value
Short-term debt	$8.0	$8.0	$—	$—
Long-term debt (1)	228.6	224.5	204.1	205.0
Interest rate contracts	—	—	70.0	(0.5)
Foreign exchange (2)	36.5	0.8	24.1	(0.5)

(1)	Long term debt includes financial service borrowings for all periods presented, which is included in discontinued operations.

(2)	Foreign Exchange Contracts are denominated in USD, GBP, and Euro.
The carrying value of short-term debt approximates fair value due to its short maturity. The fair value of long-term debt is based on interest rates that are currently available to us for issuance of debt with similar terms and remaining maturities.
6. DEBT
Short-term borrowings consisted of the following:

	June 30,	December 31,
($ in millions)	2010	2009
Non-U.S. lines of credit	$8.0	$—

Total short-term borrowings	$8.0	$—

Long-term borrowings consisted of the following:

	June 30,	December 31,
($ in millions)	2010	2009
Revolving Credit Facility	$144.8	$85.0
Alternative Currency Facility (within Revolving Credit Facility)	13.1	16.2
10.79% Unsecured Private Placement note with annual installments of $10.0 million due 2010-2011	1.3	11.4
10.60% Unsecured Private Placement note with annual installments of $7.1 million due 2010-2011	1.0	8.1
8.93% Unsecured Private Placement note with annual installments of $8.0 million due 2010-2012	14.8	14.8
9.24% Unsecured Private Placement note due 2012	42.7	42.7
Unsecured Private Placement note, floating rate (5.36% and 2.35% at June 30, 2010 and December 31, 2009, respectively) due 2010-2013	7.1	21.3
Subsidiary Loan Agreement	1.8	3.2
Capital Lease Obligations	1.1	—

	227.7	202.7
Unamortized balance of terminated fair value interest rate swaps	0.9	1.4

	228.6	204.1
Less current maturities, excluding financial services activities	(13.2)	(41.9)
Less financial services activities — borrowings (included in discontinued operations)	(2.0)	(2.5)

Total long-term borrowings, net	$213.4	$159.7

At June 30, 2010, €10.7 million (or $13.1 million), was drawn on the Alternative Currency Facility, a supplemental agreement under the Second Amended Credit Agreement and $144.8 million was drawn directly under the Second Amended Credit Agreement for a total of $157.9 million drawn under the Second Amended Credit Agreement leaving available borrowings of $92.1 million not including $30.6 million of capacity used for existing letters of credit.
At June 30, 2010, $8.0 million was drawn against the Company’s non-U.S. lines of credit which provide for borrowings up to $16.0 million.
The outstanding unsecured Private Placement Notes’ coupon interest rates increased by a total of 3% from December 31, 2009. The coupon interest rates increased by 1% on January 1, 2010 as required per the April 2009 Global Amendment to the Note Purchase Agreements.

The coupon rates also increased by an additional 2% on April 1, 2010 as a result of the Company’s private placement debt rating not improving by one rating level on or before April 1, 2010.
7. SHAREHOLDERS’ EQUITY
In May 2010, the Company issued 12.1 million common shares at a price of $6.25 per share for total gross proceeds of $75.5 million. After deducting direct fees, net proceeds to the Company totaled $71.0 million. Proceeds from the equity offering were used to pay down debt.
8. INCOME TAXES
The Company’s effective tax rate for continuing operations was (91.2)% and 19.9% for the three month periods ended June 30, 2010 and 2009, respectively.
The Company’s effective tax rate for continuing operations was (57.4)% and 16.4% for the six month periods ended June 30, 2010 and 2009, respectively.
The lower tax rates in the three and six month periods ending June 30, 2010 are caused by a $0.6 million tax benefit recorded in the second quarter primarily related to the net effects of a release in reserves for state income taxes and an increase in reserves for certain non-U.S. income taxes.
The Company’s unrecognized tax benefits were $5.0 million at January 1, 2010 of which $4.7 million are tax benefits that if recognized, would reduce the annual effective tax rate. The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. Interest and penalties amounting to $0.5 million and $0.1 million, respectively, are included in the consolidated balance sheet at June 30, 2010. The Company expects the unrecognized tax benefits to decrease by $0.2 over the next 12 months. In the six months ended June 30, 2010, the Company’s unrecognized tax benefits decreased by $0.6 million.
9. POSTRETIREMENT BENEFITS
The components of the Company’s net periodic pension expense for its defined benefit pension plans are summarized as follows:

	U.S. Benefit Plans				Non-U.S. Benefit Plan
	Three months ended		Six months ended		Three months ended		Six months ended
	June 30,		June 30,		June 30,		June 30,
($ in millions)	2010	2009	2010	2009	2010	2009	2010	2009
Interest cost	$2.0	$1.9	$3.9	$4.0	$0.8	$0.7	$1.5	$1.3
Expected return on plan assets	(2.2)	(2.5)	(4.4)	(4.8)	(0.8)	(0.7)	(1.5)	(1.3)
Amortization of actuarial loss	0.9	0.5	1.9	1.0	0.2	0.1	0.3	0.4

Net periodic pension expense (income)	$0.7	$(0.1)	$1.4	$0.2	$0.2	$0.1	$0.3	$0.4

During the six month period ended June 30, 2010, no contributions to the pension plans were made. During the comparable prior period, the Company contributed 1.1 million shares of the Company’s common stock held in treasury to the U.S. pension plan. The stock was valued at $4.4 million based upon prices in the open market at the contribution date. In addition, the Company contributed $0.5 million during the six months ended June 30, 2009 to its non-U.S. defined benefit plan.
10. (LOSS) EARNINGS PER SHARE
(Loss) earnings per share — basic is computed by dividing income or loss available to common stockholders by the weighted average number of shares of common stock outstanding for the period. (Loss) earnings per share — diluted reflects the potential dilution that could occur if options issued under stock-based compensation awards were exercised and converted into common stock. For the three month periods ended June 30, 2010 and 2009, options to purchase 1.6 and 1.8 million shares of the Company’s common stock had exercise prices that were greater than the average market price of those shares during the respective reporting periods. For the six months ended June 30, 2010 and 2009, options to purchase 1.5 and 1.8 million shares of the Company’s common stock had exercise prices that were greater than the average market price of those shares during the respective reporting periods. As a result, these shares are excluded from the (loss) earnings per share calculation as they are anti-dilutive.

The following is a computation of earnings (loss) per share — basic and diluted — for the three and six months ended June 30, 2010 and 2009:
Computation of Earnings (Loss) per Common Share
(in millions, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Income (loss) from continuing operations	$1.4	$4.4	$(1.4)	$4.9
Loss from discontinued operations and disposal, net of tax	(1.8)	(9.3)	(2.6)	(8.8)

Net loss	$(0.4)	$(4.9)	$(4.0)	$(3.9)

Average shares outstanding — basic	57.1	48.0	53.0	48.4
Dilutive effect of stock options and other	0.1	—	0.1	—

Diluted shares outstanding	57.2	48.0	53.1	48.4

Basic and diluted loss per share:
Earnings (loss) from continuing operations	$0.02	$0.09	$(0.03)	$0.10
Loss from discontinued operations and disposal	(0.03)	(0.19)	(0.05)	(0.18)

Loss per share	$(0.01)	$(0.10)	$(0.08)	$(0.08)

Weighted average common shares outstanding:
Basic	57.1	48.0	53.0	48.4
Diluted	57.2	48.0	53.1	48.4
11. COMMITMENTS, CONTINGENCIES AND WARRANTIES
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
Changes in the Company’s warranty liabilities in the six month periods ended June 30, 2010 and 2009 were as follows:

($ in millions)	2010	2009
Balance at December 31	$6.2	$5.8
Provisions to expense	3.8	5.0
Actual costs incurred	(3.8)	(4.4)

Balance at June 30	$6.2	$6.4

Environmental Liabilities
The Company retained an environmental consultant to conduct an environmental risk assessment at its Pearland, Texas facility. While the Company has not completed the risk assessment analysis, it appears probable the site will require remediation. A reasonable estimate of the range of costs to remediate the site is $0.7 million to $2.4 million, depending upon the remediation approach and other factors of which $0.1 million of remediation costs were incurred to date. As of June 30, 2010 and December 31, 2009, $0.6 million and $0.7 million, respectively, is included in other accrued liabilities within the Safety and Security Systems Group. The Company’s estimate may change in the near term as more information becomes available; however the costs are not expected to have a material adverse effect on the Company’s results of operations, financial position or liquidity.
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
The Company’s subsidiary Bronto Skylift, a manufacturer of aerial lifts which is headquartered in Finland, was named in a lawsuit in France, in connection with an accident which occurred in 2006. The incident occurred at a fairgrounds in Pau, France where the National Conference of Firefighters was held, and involved the fatal fall of an individual from the demonstration cage of one of Bronto Skylift’s vehicles. Bronto Skylift is named in the lawsuit along with two individuals, one of whom is a consultant for Bronto Skylift. The case was referred to the Court of Corrections (criminal court). In March 2010, the Court of Corrections fined Bronto Skylift €0.1 million in connection with the accident, and through its counsel, Bronto Skylift is appealing that decision. Claims for indemnity have been filed against Bronto Skylift by various individuals in connection with the incident.
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
The Company has also been sued on this issue outside of the Cook County, Illinois venue. With the exception of matters that may be appealed, Federal Signal is currently a defendant in 53 hearing loss lawsuits in Philadelphia, Pennsylvania, involving a total of 53 firefighter plaintiffs. The first trial involving one of these plaintiffs began on February 16, 2010 and ended on March 2, 2010, when the jury returned a verdict for the plaintiff. In particular, the jury found that the Company’s siren was not defectively designed, but that the Company negligently constructed the siren. The jury awarded damages in the amount of $0.1 million which was subsequently reduced to $0.08 million. The Company plans to appeal this verdict. Another trial, involving 9 Philadelphia firefighter plaintiffs, began on June 14, 2010 and ended on June 25, 2010 when the jury returned a defense verdict for the Company as to all claims and all plaintiffs involved in that trial. Five additional trials, involving a total of 43 plaintiffs, are scheduled to begin during the second, third, and fourth quarters of 2010. During the course of the current Philadelphia litigation, six cases have been dismissed. In four of these cases, the Company paid nominal sums which included reimbursement of expenses, to obtain dismissals. Two cases were dismissed pursuant to motion filed by the Company. The Company has been sued in jurisdictions other than Philadelphia, but those cases have been dismissed, including four cases in the Supreme Court of Kings County, New York which were dismissed on January 25, 2008 after the court granted the Company’s motion to dismiss. The trial court subsequently denied reconsideration of its ruling. On appeal, the appellate court affirmed the trial court’s dismissal of these cases. Plaintiffs’ attorneys have threatened to file additional lawsuits. The Company intends to vigorously defend all of these lawsuits.
Federal Signal’s ongoing negotiations with CNA over insurance coverage on these claims have resulted in reimbursements of a portion of the Company’s defense costs. In the six month period ended June 30, 2009, $0.6 million of reimbursement from CNA was recorded by the Company as a reduction of corporate operating expenses. In the six month period ended June 30, 2010, $0.2 million was recorded.
E-One, a former subsidiary of the Company, has been named as a defendant in a product liability case in Massachusetts involving a firefighter who claims to have been injured as a result of an accident involving an E-One pumper firetruck. In particular, plaintiff required amputation of a leg resulting from this accident. The accident allegedly occurred on August 7, 2005 when the firetruck was inadvertently placed into drive during pumping operations and “ran away,” pinning plaintiff against another firetruck. Plaintiff alleges, among other things, that the truck was defective and unreasonably dangerous because it failed to include certain alleged safety devices. After the accident, the Massachusetts Department of Labor investigated the accident and concluded various errors and omissions by the Fire Department and driver/operator of the pumper contributed to causing the accident. In addition to damages recoverable under typical product liability cases, plaintiff has also sought recovery under the Massachusetts Deceptive Trade Practices Act. The Company has recently been advised by its insurance carriers that they reserve rights for coverage for these claims as well as the other claims made by plaintiffs in this case. The Company disputes this position. No trial date has been set for this case; the parties anticipate, however, that trial will occur during the fourth quarter of 2010 or the first quarter of 2011.

12. SEGMENT INFORMATION
Effective June 6, 2010, the Company reorganized its segments to better align the Company’s intelligent transportation and public safety businesses for future growth. As a result of this reorganization, the Company created a new operating segment called FSTech that includes the vehicle classification software, automated license plate recognition and parking systems businesses from our Safety and Security Systems operating segment and the newly acquired businesses, Sirit and VESystems. The Safety and Security Systems operating segment retained the campus and community alerting emergency vehicles, first responder interoperable communications, industrial communications and command and municipal security businesses.
Results for prior periods have been restated to reflect the June 2010 reorganization described above.
The Company has four operating segments as defined under ASC Topic 280, “Segment Reporting” (SFAS No. 131). Business units are organized under each segment because they share certain characteristics, such as technology, marketing, distribution and product application, which create long-term synergies. The principal activities of the Company’s operating segments are as follows:
Federal Signal Technologies — Our FSTech Group is a provider of technologies and solutions to the Intelligent Transportation Systems and public safety markets and other applications. These products and solutions provide end users with the tools needed to automate data collection and analysis, transaction processing and asset tracking. FSTech provides technology platforms and services to customers in the areas of radio frequency identification systems, transaction processing vehicle classification, electronic toll collection, automated license plate recognition, electronic vehicle registration, parking and access control, cashless payment solutions, congestion charging, traffic management, site security solutions and supply chain systems. Products are sold under PIPS TM, Idris ®, Sirit ® and VESystems TM brand names.
Safety and Security — Our Safety and Security Systems Group is a leading manufacturer and supplier of comprehensive systems and products that law enforcement, fire rescue, emergency medical services, campuses, military facilities and industrial sites use to protect people and property. Offerings include systems for campus and community alerting, emergency vehicles, first responder interoperable communications, industrial communications and command and municipal networked security. Specific products include lightbars and sirens, public warning sirens and public safety software. Products are sold under the Federal Signal, Federal Signal VAMA, Target Tech and Victor brand names. The group operates manufacturing facilities in North America, Europe, China and South Africa.
Environmental Solutions — Our Environmental Solutions Group is a leading manufacturer and supplier of a full range of street sweeper and vacuum trucks and high-performance waterblasting equipment for municipal and industrial customers. We also manufacture products for the newer markets of hydro-excavation, glycol recovery and surface cleaning for utility and industrial customers. Products are sold under the
Elgin ®, Vactor ® , Guzzler ® and Jetstream TM brand names. The group primarily manufactures its vehicles and equipment in the United States.
Fire Rescue — Our Fire Rescue Group is a leading manufacturer and supplier of sophisticated, vehicle-mounted, aerial platforms for fire fighting, rescue, electric utility and industrial uses. End customers include fire departments, industrial fire services, electric utilities, maintenance rental companies for applications such as fire fighting and rescue, transmission line maintenance, and installation and maintenance of wind turbines. The group’s telescopic/articulated aerial platforms are designed in accordance with various regulatory codes and standards, such as European Norms (EN), National Fire Protection Association (NFPA) and American National Standards Institute (ANSI). In addition to equipment sales, the group sells parts, service and training as part of a complete offering to its customer base. The group manufactures in Finland and sells globally under the Bronto Skylift ® brand name.
Corporate contains those items that are not included in our other operating segments.
The Company evaluates performance based on operating income of the respective segment. Operating income includes all revenues, costs and expenses directly related to the segment involved and excludes acquisition and integration related costs, corporate expenses and interest expenses. These costs are contained at Corporate. Operating segment depreciation expense, identifiable assets and capital expenditures relate to those assets that are utilized by the respective operating segment. Corporate assets consist principally of cash and cash equivalents, short-term investments, notes and other receivables and fixed assets. The accounting policies of each operating segment are the same as those described in the summary of significant accounting policies in the Company’s December 31, 2009 Form 10-K.
We have reclassified certain prior-period amounts to conform to the current-period presentation. Included with reclassifications are restatements for both discontinued operations and the reorganization of certain operating segments. Information regarding the Company’s discontinued operations is included in Note 15 — Discontinued Operations. The segment information included herein has been reclassified to reflect such discontinued operations.

The following table summarizes the Company’s operating income (loss) by segment. The results for the interim periods are not necessarily indicative of results for a full year. Selected financial information is as follows:

	Safety
	and				Corporate
	Security	Fire	Environmental		and
($ in millions)	Systems	Rescue	Solutions	FSTech*	Eliminations	Total
Three months ended June 30, 2010:
Net sales	$57.2	$29.6	$84.7	$27.2	$—	$198.7
Operating income (loss)	5.7	2.8	7.2	(1.1)	(10.2)	4.4
Three months ended June 30, 2009:
Net sales	57.7	41.5	83.9	15.4	—	198.5
Operating income (loss)	6.8	4.9	6.1	1.2	(10.7)	8.3

	Safety
	and				Corporate
	Security	Fire	Environmental		and
($ in millions)	Systems	Rescue	Solutions	FSTech*	Eliminations	Total
Six months ended June 30, 2010:
Net sales	$109.6	$54.4	$154.8	$46.4	$—	$365.2
Operating income (loss)	10.3	3.6	10.9	(2.5)	(18.3)	4.0
Six months ended June 30, 2009:
Net sales	114.0	74.0	165.3	29.6	—	382.9
Operating income (loss)	11.4	7.3	9.2	1.8	(16.8)	12.9

	Safety
	and				Corporate
	Security	Fire	Environmental		and
($ in millions)	Systems	Rescue	Solutions	FSTech	Eliminations	Total
As of June 30, 2010:
Total assets	$237.0	$116.7	$197.0	$265.5	$27.0	$843.2
As of December 31, 2009:
Total assets	$239.0	$141.9	$191.7	$134.3	$38.5	$745.4

*	Operating loss includes $0.4 million and $0.8 million of deferred retention charges related to the acquisition of Diamond for the three and six months ended June 30, 2010.
13. RESTRUCTURING
During Fiscal 2010 and 2009, the Company announced restructuring initiatives. As of June 30, 2010 and December 31, 2009 the Company’s total restructuring accrual was $4.6 million and $1.3 million, respectively. The Company continues to review its business for opportunities to reduce operating expenses and focus on executing its strategy based on core competencies and cost efficiencies.
2010 Plan
During the second quarter of 2010, the Company announced restructuring initiatives focused on aligning the Company’s cost base with revenues and other functional reorganizations and recorded $3.4 million in restructuring charges related to a global reduction in force across all functions. Total restructuring payment of the $3.4 million is expected to be completed by the third quarter of 2011.
2009 Plan
In July 2009, the Company began an initiative to consolidate a number of manufacturing and distribution operations into the Company’s University Park, Illinois plant collectively known as the Footprint restructuring plan (“Footprint”). The Company expects all of these actions will be completed in the 2010 calendar year. The Company recorded approximately $0.3 million and $0.6 million for three and six months ended June 30, 2010 in costs associated with the Footprint initiative.

The following presents an analysis of the restructuring reserves included in other accrued liabilities as of June 30, 2010:

($ in millions)	Severance	Other	Total
Balance as of December 31, 2009	$0.8	$0.5	$1.3
Restructuring charges	3.5	0.5	4.0
Cash payments	(0.6)	(0.1)	(0.7)

Balance as of June 30, 2010	$3.7	$0.9	$4.6

The following table shows the total amount of costs incurred by operating segment in connection with the restructuring programs:

	Three months ended		Six months ended
	June 30,		June 30,
($ in millions)	2010	2009	2010	2009
Environmental Solutions Group	$0.2	$—	$0.2	$—
Safety and Security Group	1.9	—	2.2	—
Fire Rescue Group	0.6	—	0.6	—
FSTech	0.4	—	0.4	—

Total restructuring by operating segment	3.1	—	3.4	—
Corporate	0.6	—	0.6	—

Total restructuring	$3.7	$—	$4.0	$—

14. COMPREHENSIVE (LOSS) INCOME
The following table presents the Company’s comprehensive loss for the three and six month periods ended June 30, 2010 and 2009, respectively:

	Three months ended		Six months ended
	June 30,		June 30,
($ in millions)	2010	2009	2010	2009
Net loss	$(0.4)	$(4.9)	$(4.0)	$(3.9)
Foreign currency translation	(6.3)	14.1	(13.4)	11.7
Unrealized gain (loss) on derivatives	0.3	(0.3)	0.3	—
Change in unrecognized losses related to pension benefit plans, net of tax	1.0	(1.0)	2.1	(0.6)

Comprehensive (loss) income	$(5.4)	$7.9	$(15.0)	$7.2

15. DISCONTINUED OPERATIONS
The following table presents the operating results of the Company’s discontinued operations for the three and six month periods ended June 30, 2010 and 2009:

	Three months ended		Six months ended
	June 30,		June 30,
($ in millions)	2010	2009	2010	2009
Net sales	$—	$19.0	$—	$38.1
Cost and expenses	(0.6)	(17.4)	(1.0)	(35.6)

Income (loss) before income taxes	(0.6)	1.6	(1.0)	2.5
Income tax benefit (expense)	0.2	(0.3)	0.3	(0.7)

(Loss) income on discontinued operations	$(0.4)	$1.3	$(0.7)	$1.8

2010
     On June 17, 2010, the Company approved a plan to sell its Riverchase business, which had previously been reported as part of the Safety and Security Systems operating segment. The Company’s Riverchase business develops a suite of products that enables emergency response agencies to manage and communicate remotely with their fleets. The Company wrote down assets of the Riverchase business to net realizable value as of June 30, 2010, resulting in a net loss of $1.4 million in the second quarter of 2010. The net loss included the write-off of $1.2 million of intangible assets.
2009
     On November 30, 2009, the Company sold 100% of the shares of Pauluhn, located in Pearland, Texas, for $35.0 million, of which $3.5 million is expected to be received in 2010, subject to an initial working capital adjustment. The results of Pauluhn’s operations were previously included within the Safety and Security Systems Group. Pauluhn provided marine, offshore and industrial lighting products with innovative solutions for hazardous locations and corrosive environments. In association with the sale, the Company recognized a gain on disposal of discontinued operations of Pauluhn of $14.3 million for the year ended December 31, 2009, which included a gain of $1.8 million transferred from cumulative translation adjustments. The gain included costs associated with the sale of $1.1 million and the write-off of $18.3 million of goodwill of the Safety and Security Systems Group attributable to Pauluhn. Proceeds from the sale were used to pay down debt and fund core operations.
     On July 16, 2009, the Company sold 100% of the shares of its European sweeper business, Ravo Holdings B.V. (“Ravo”), located in the Netherlands for €8.5 million, or approximately $12.1 million. The Ravo businesses were classified as discontinued operations as of the second quarter of 2009. The results of Ravo’s operations were previously included within the Environmental Solutions Group. In association with this sale, the Company recognized a loss on disposal of discontinued operations of Ravo of $11.3 million for the year ended December 31, 2009. The loss includes a write-down of $4.9 million to reflect the fair value of the net assets sold, costs associated with the sale of $0.2 million, a gain of $0.3 million transferred from cumulative translation adjustments, and the write-off of $6.2 million of goodwill of the Environmental Solutions Group attributable to Ravo. Proceeds from the sale were used to pay down debt and fund core operations.
The following table shows an analysis of assets and liabilities of discontinued operations as of June 30, 2010 and December 31, 2009:

	June 30,	December 31,
($ in millions)	2010	2009
Current assets	$7.6	$7.3
Long-term assets	—	2.3
Financial service assets, net	2.1	2.6

Total assets of discontinued operations	$9.7	$12.2

Current liabilities	$0.9	$1.0
Long-term liabilities	9.6	10.8
Financial service liabilities	2.0	2.5

Total liabilities of discontinued operations	$12.5	$14.3

Included in long-term liabilities is $7.0 million relating to estimated product liability obligations of the North American refuse truck body business.

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
Executive Summary
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
Effective June 6, 2010, the Company reorganized its segments to better align the Company’s intelligent transportation and public safety businesses for growth. As a result of this reorganization, the Company created a new operating segment called FSTech that includes the vehicle classification software, automated license plate recognition and parking systems businesses from our Safety and Security Systems operating segment and the newly acquired businesses, Sirit and VESystems. The Safety and Security Systems operating segment retained the campus and community alerting emergency vehicles, first responder interoperable communications, industrial communications and command and municipal security businesses.
As a result of this reorganization, our four operating segments as of June 6, 2010 are as follows:
Federal Signal Technologies Group
Our FSTech Group is a provider of technologies and solutions to the Intelligent Transportation Systems and public safety markets and other applications. These products and solutions provide end users with the tools needed to automate data collection and analysis, transaction processing and asset tracking. FSTech provides technology platforms and services to customers in the areas of radio frequency identification systems, transaction processing vehicle classification, electronic toll collection, automated license plate recognition, electronic vehicle registration, parking and access control, cashless payment solutions, congestion charging, traffic management, site security solutions and supply chain systems. Products are sold under PIPS TM, Idris ®, Sirit ® and VESystems TM brand names.
Safety and Security Systems Group
Our Safety and Security Systems Group is a leading manufacturer and supplier of comprehensive systems and products that law enforcement, fire rescue, emergency medical services, campuses, military facilities and industrial sites use to protect people and property. Offerings include systems for campus and community alerting, emergency vehicles, first responder interoperable communications, industrial communications and command and municipal networked security. Specific products include lightbars and sirens, public warning sirens and public safety software. Products are sold under the Federal Signal, Federal Signal VAMA, Target Tech and Victor brand names. The group operates manufacturing facilities in North America, Europe, China and South Africa.
Environmental Solutions Group
Our Environmental Solutions Group is a leading manufacturer and supplier of a full range of street sweeper and vacuum trucks and high-performance waterblasting equipment for municipal and industrial customers. We also manufacture products for the newer markets of hydro-excavation, glycol recovery and surface cleaning for utility and industrial customers. Products are sold under the Elgin ®, Vactor ®, Guzzler ® and Jetstream TM brand names. The group primarily manufactures its vehicles and equipment in the United States.

Fire Rescue Group
Our Fire Rescue Group is a leading manufacturer and supplier of sophisticated, vehicle-mounted, aerial platforms for fire fighting, rescue, electric utility and industrial uses. End customers include fire departments, industrial fire services, electric utilities, maintenance rental companies for applications such as fire fighting and rescue, transmission line maintenance, and installation and maintenance of wind turbines. The group’s telescopic/articulated aerial platforms are designed in accordance with various regulatory codes and standards, such as European Norms (EN), National Fire Protection Association (NFPA) and American National Standards Institute (ANSI). In addition to equipment sales, the group sells parts, service and training as part of a complete offering to its customer base. The group manufactures in Finland and sells globally under the Bronto Skylift ® brand name.
Results of Operations
The following information summarizes our consolidated statements of operations and illustrates the key financial indicators used to assess our consolidated financial results:

	Three months ended June 30,			Six months ended June 30,
($ in millions, except per share data)	2010	2009	Change	2010	2009	Change
Net sales	$198.7	$198.5	$0.2	$365.2	$382.9	$(17.7)
Cost of sales	(145.3)	(146.6)	1.3	(270.1)	(284.6)	14.5

Gross profit	53.4	51.9	1.5	95.1	98.3	(3.2)
Selling, general and administrative	(44.2)	(43.6)	(0.6)	(83.4)	(85.4)	2.0
Acquisition and integration related costs	(1.1)	—	(1.1)	(3.7)	—	(3.7)
Restructuring charges	(3.7)	—	(3.7)	(4.0)	—	(4.0)

Operating income	4.4	8.3	(3.9)	4.0	12.9	(8.9)
Interest expense	(3.2)	(2.8)	(0.4)	(6.1)	(6.2)	0.1
Other expense, net	(0.5)	0.1	(0.6)	(1.3)	(0.8)	(0.5)
Income tax benefit (expense)	0.7	(1.2)	1.9	2.0	(1.0)	3.0

Income (loss) from continuing operations	1.4	4.4	(3.0)	(1.4)	4.9	(6.3)
(Loss) gain from discontinued operations and disposal, net of tax	(1.8)	(9.3)	7.5	(2.6)	(8.8)	6.2

Net loss	$(0.4)	$(4.9)	$4.5	$(4.0)	$(3.9)	$(0.1)

Other data:
Operating margin	2.2%	4.2%	(2.0%)	1.1%	3.4%	(2.3%)
Loss per share — continuing operations	$0.02	$0.09	$0.07	$(0.03)	$0.10	$(0.13)
Orders	$187.3	$152.3	$35.0	$386.0	$311.3	$74.7
Depreciation and amortization	$5.0	$3.7	$1.3	$9.2	$7.4	$1.8
Net Sales
Safety and Security Systems segment net sales decreased $0.5 million and $4.4 million for the three and six months ended June 30, 2010 compared to the respective prior year periods primarily due to soft municipal demand for fire and police products, partially offset by a strong industrial demand.
Fire Rescue segment net sales decreased $11.9 million and $19.6 million for the three and six months ended June 30, 2010 compared to the respective prior year periods primarily due to a lower order backlog, lower volumes in both the industrial and rental markets and unfavorable currency adjustments.
Environmental Solutions segment net sales increased $0.8 million in the three months ended June 30, 2010 compared to the prior year period as a result of an increase in sweepers and waterblaster shipments, partially offset by lower shipments of both sewer cleaners and vacuum trucks due to a draw-down on backlog in December 2009. For the six months ended June 30, 2010, net sales decreased $10.5 million compared to the prior year period due to lower backlog levels as compared to early 2009.
Federal Signal Technologies segment net sales increased $11.8 million and $16.8 million for the three and six months ended compared to the respective prior year periods due to the acquisitions of Sirit and VESystems in March 2010 and Diamond in December 2009.

Cost of Sales
Cost of sales decreased $1.3 million in the three months ended June 30, 2010 compared to the prior year period as a result of changes in product mix and improved efficiencies. Consistent with the decrease in net sales, cost of sales decreased $14.5 million for the six months ended June 30, 2010 compared to the respective prior year periods.
Acquisition and Integration Related Costs
For the three and six months ended June 30, 2010, the Company incurred $1.1 million and $3.7 million of acquisition and integration related costs. These costs include, but are not limited to, direct costs of recent acquisitions and costs directly associated in the formation of our new operating segment, FSTech. There were no acquisition and integration related costs for the respective prior year periods.
Restructuring Charges
Restructuring charges were $3.7 million and $4.0 million for the three and six months ended June 30, 2010 compared to no charges in the respective prior year periods. In the second quarter of 2010, the Company announced restructuring initiatives focused on aligning the Company’s cost base with revenues and other functional reorganizations. The Company recorded $3.4 million in restructuring charges related to a global reduction in force across all functions. Payment of accrued amounts related to severance and benefits are expected to be completed by the third quarter of 2011. The remaining expense of $0.3 million is related to the 2009 Footprint restructuring plan.
Operating Income
Operating income decreased $3.9 million and $8.9 million for the three and six months ended June 30, 2010 compared to the prior year periods. The decrease is due to acquisition and integration related charges, deferred retention charges, restructuring charges and a decline in sales partially offset by a change in product mix and efficiencies from cost reduction efforts.
Interest Expense
Interest expense increased $0.4 million for the three months ended June 30, 2010 compared to the prior year due to an increase in coupon rates of the Company’s private placement senior notes pursuant to the April 2009 Global Amendment and an increase in borrowings. Interest expense decreased $0.1 million for the first six months ended June 30, 2010 compared to the prior year due to a reduction in total debt.
Effective Tax Rate
The Company’s effective tax rate for continuing operations was (91.2)% and 19.9% for the three month periods ended June 30, 2010 and 2009, respectively.
The Company’s effective tax rate for continuing operations was (57.4)% and 16.4% for the six month periods ended June 30, 2010 and 2009, respectively.
The lower tax rates in the three and six month periods ending June 30, 2010 are caused by a $0.6 million tax benefit recorded in the second quarter primarily related to the net effects of a release in reserves for state income taxes and an increase in reserves for certain foreign income taxes.
The Company’s unrecognized tax benefits were $5.0 million at January 1, 2010 of which $4.7 million are tax benefits that if recognized, would reduce the annual effective tax rate. The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. Interest and penalties amounting to $0.5 million and $0.1 million, respectively, are included in the consolidated balance sheet at June 30, 2010. The Company expects the unrecognized tax benefits to decrease by $0.2 over the next 12 months. In the six months ended June 30, 2010, the Company’s unrecognized tax benefits decreased by $0.6 million.
Income (Loss) from Continuing Operations
Income from continuing operations was $1.4 million and $4.4 million in the three months ended June 30, 2010 and 2009, respectively. The decrease in income from continuing operations is due to lower operating income as described above an increase in interest expense and other expense, net partially offset by a tax benefit. (Loss) income from continuing operations was ($1.4) million and $4.9 million in the six months ended June 30, 2010 and 2009, respectively. The decrease in income from continuing operations is due to lower operating income as described above partially offset by a tax benefit.
Discontinued Operations and Disposals
During the second quarter of 2010, the Company approved a plan to sell its Riverchase business, which had previously been reported as part of the Safety and Security Systems operating segment. The Riverchase business develops a suite of products that enables emergency response agencies to manage and communicate remotely with their fleets. The Company wrote down assets of the Riverchase business to net realizable value as of June 30, 2010, resulting in a net loss of $1.4 million. For the three and six months ended June 30, 2009, a net loss of $9.3 million and $8.8 million was recorded, respectively, primarily related to the discontinuation of the Company’s European street sweeper business.
Earnings (Loss) per Share
Diluted earnings per share from continuing operations were $0.02 for the quarter ended June 30, 2010. For the six months ended June 30, 2010, diluted loss per share from continuing operations was ($0.03).
Orders and Backlog
Orders increased 23% and 24% for the three and six months ended June 30, 2010 compared to the prior year periods as the U.S. and global markets continue their recovery from the recession. In the three months ended June 30, 2010, U.S. and non-U.S. orders increased 27% and 16%, respectively as compared to the prior year. In the six months ended June 30, 2010, U.S. and non-U.S. orders increased 26% and 22%, respectively as compared to prior year.
U.S. municipal and government orders increased 2.9% in the three months ended June 30, 2010 compared to the prior year primarily as a result of the increase in sewer cleaners of $5.3 million and ALPR cameras of $2.1 million, offset by a reduction in sweepers of $2.8 million. U.S. municipal and government orders increased approximately 6.6% in the six months ended June 30, 2010 compared to the prior year, as demand continued to increase for sewer cleaners and ALPR cameras at $10.2 million and $2.9 million, respectively, offset by continued municipal tightening in the police market of $2.4 million.
U.S. industrial orders increased 68.8%, or $23.4 million, in the three months ended June 30, 2010 compared to the prior year as a result of strong industrial demand. Federal Signal Technologies segment orders increased $17.6 million due to $10.0 million in parking systems orders and orders attributed to Sirit and VESystems. Environmental Solutions segment vacuum trucks orders increased $5.9 million. U.S. industrial orders increased 58.8%, or $39.6 million in the six months ended June 30, 2010 compared to the prior year. The Environmental Solutions segment increased $16.7 million driven by an increase in vacuum truck orders of $11.5 million and waterblasters orders of $2.8 million. Federal Signal Technologies segment increased $19.9 million with parking systems up $10.1 million and orders from Sirit and VESystems. Safety and Security Systems Group orders increased $3.9 million with industrial products driving the year over year increase.
Non-U.S. orders increased 16.2% or $9.6 million in the three months ended June 30, 2010 compared to the prior year. The increase was primarily due to strong demand for industrial products in the Environmental Solutions and Safety and Security Systems segments which were up $4.3 million and $0.6 million, respectively. Fire Rescue and Federal Signal Technologies segment reported increases in orders of $1.4 million and $3.3 million, respectively. Non-U.S. orders increased 21.7% or $27.3 million in the six months ended June 30, 2010 compared to the prior year with increases in the Fire Rescue segment of $10.4 million, Safety and Security Systems segment of $7.3 million and Federal Signal Technologies segment of $3.2 million.
Backlog is $214.4 million at June 30, 2010, which is $1.2 million higher than the same period in 2009.
Safety and Security Systems
The following table summarizes the Safety and Security Systems Group’s operating results for the three and six month periods ended June 30, 2010 and 2009, respectively:

	Three months ended June 30,			Six months ended June 30,
($ in millions)	2010	2009	Change	2010	2009	Change
Orders	$54.6	$54.6	$—	$115.1	$109.9	$5.2
Net sales	57.2	57.7	(0.5)	109.6	114.0	(4.4)
Operating income	5.7	6.8	(1.1)	10.3	11.4	(1.1)
Operating margin	10.0%	11.8%	(1.8%)	9.4%	10.0%	(0.6%)
Depreciation and amortization	$0.9	$0.9	—	$1.9	$1.9	—

Orders of $54.6 million for the second quarter were flat year over year. U.S. orders were down slightly with lower municipal spending, offset partially by strong industrial demand. Non-U.S. orders were slightly favorable driven by strong demand for industrial products, partially offset by weaker demand for fire and police products and an unfavorable currency impact. Year to date orders were up $5.2 million driven by strong demand in non-U.S. orders for industrial products as well as a large European police order partially offset by lower U.S. municipal spending.
Net sales of $57.2 million for the quarter were down slightly from the prior year quarter as a result of soft municipal demand for fire and police products, the absence of a large order placed in 2009 and unfavorable currency impacts of $1.0 million. Partially offsetting this decline was strong industrial demand. Similarly, year to date net sales were down $4.4 million as a result of weak municipal demand and the absence of a large 2009 order which decline was offset partially by strong industrial demand.
For the quarter, operating income and margins were down from the prior year primarily due to $1.9 million of restructuring charges associated with a reorganization of the management structure within the group. Year to date operating income and margins were down due to lower sales volumes and restructuring charges.
Fire Rescue
The following table summarizes the Fire Rescue Group’s operating results for the three and six month periods ended June 30, 2010 and 2009, respectively:

	Three months ended June 30,			Six months ended June 30,
($ in millions)	2010	2009	Change	2010	2009	Change
Orders	$19.9	$21.2	$(1.3)	$51.6	$42.0	$9.6
Net sales	29.6	41.5	(11.9)	54.4	74.0	(19.6)
Operating income	2.8	4.9	(2.1)	3.6	7.3	(3.7)
Operating margin	9.5%	11.8%	(2.3%)	6.6%	9.9%	(3.3%)
Depreciation and amortization	$0.5	$0.4	$0.1	$1.1	$0.8	$0.3
Orders for the second quarter decreased 6.1% from the second quarter of 2009 with weakness in the European fire-lift market and an unfavorable currency impact of $1.6 million. Year to date orders were up 22.8% to $51.6 million primarily as result of strong demand for the fire-lift product in Asia. Demand for the industrial market continues to lag as a result of the global economic recession.
Net sales declined 28.7% in the second quarter primarily as a result of lower volumes with the weaker industrial and rental markets and unfavorable currency impacts of $2.0 million. Year to date net sales declined 26.5% as a result of a weak backlog and an unfavorable currency impacts of $1.3 million.
Operating income for the second quarter declined to $2.8 million primarily as a result of the lower volumes. Unit margins improved as a result of operational and manufacturing improvements, but were more than offset by restructuring charges, increased expenses and unfavorable currency impacts. Year to date operating income was down due to lower sales levels, restructuring charges and an unfavorable currency impact.
Environmental Solutions
The following table summarizes the Environmental Solutions Group’s operating results for the three and six month periods ended June 30, 2010 and 2009, respectively:

	Three months ended June 30,			Six months ended June 30,
($ in millions)	2010	2009	Change	2010	2009	Change
Orders	$77.1	$63.7	$13.4	$164.8	$131.1	$33.7
Net sales	84.7	83.9	0.8	154.8	165.3	(10.5)
Operating income	7.2	6.1	1.1	10.9	9.2	1.7
Operating margin	8.5%	7.3%	1.2%	7.0%	5.6%	1.4%
Depreciation and amortization	$1.2	$1.1	$0.1	$2.3	$2.2	$0.1
Orders of $77.1 million in the second quarter of 2010 were up 21.0% from the prior year period. U.S. orders increased 18.3%, or $9.1 million, from the prior year period with municipal sewer cleaners up $5.3 million and industrial vacuum trucks up $5.9 million, offset by weaker demand in the municipal sweepers of $2.8 million. Non-U.S. orders were up $4.3 from the prior year period. Year to date orders of

$164.8 million were up 25.7%, or $33.7 million from the prior year period. U.S. orders were up 26.3% or $27.3 million from the prior year period primarily as a result of increases in industrial vacuum trucks of $11.5 million, municipal sewer cleaners of $10.2 million and waterblasters of $2.8 million. Non-U.S. orders were up 23.4% or $6.4 million from the prior year period.
Net sales for the second quarter were slightly higher than the prior year period. Increases in sweepers and waterblaster shipments were offset by lower shipments of sewer cleaners and vacuum trucks as a result of a draw down on backlog in December 2009. Year to date net sales were down $10.5 million from the prior year period primarily as a result of lower backlog levels as compared to early 2009. Increased shipments of waterblasters and sweepers were more than offset by reductions in sewer cleaners and vacuum trucks.
Operating income for the second quarter was up 18.0% to $7.2 million from the prior year period due to higher gross margins resulting from cost reduction activities and 2009 restructuring benefits. Operating margin of 8.5% was up from 7.3% in 2009. Year to date operating income was up 18.5% from the 2009 period to $10.9 million largely due to gross margin improvements from cost reduction activities and benefits from the 2009 restructuring charges.
Federal Signal Technologies
The following table summarizes the Federal Signal Technology Group’s operating results for the three and six month periods ended June 30, 2010 and 2009, respectively:

	Three months ended June 30,			Six months ended June 30,
($ in millions)	2010	2009	Change	2010	2009	Change
Orders	$35.7	$12.8	$22.9	$54.5	$28.3	$26.2
Net sales	27.2	15.4	11.8	46.4	29.6	16.8
Operating (loss) income	(1.1)	1.2	(2.3)	(2.5)	1.8	(4.3)
Operating margin	(4.0%)	7.8%	(11.8%)	(5.4%)	6.1%	(11.5%)
Depreciation and amortization	$2.2	$1.0	$1.2	$3.5	$2.0	$1.5
Orders were up $22.9 million to $35.7 million in the three months ended June 30, 2010 compared to the prior year. U.S. orders were up $19.6 million primarily as a result of increases in parking systems of $10.0 million related to a contract renewal, orders attributed to the newly acquired businesses, Sirit and VESystems and $2.1 million of ALPR cameras. Non-U.S. orders were up $3.3 million. Orders were up $26.2 million in the six months ended June 30, 2010 compared to prior year. U.S. orders were up $22.6 million from the 2009 period primarily as a result of increases in parking systems of $10.1 million, orders from the newly acquired businesses of Sirit and VESystems and $2.9 million of ALPR cameras. Non-U.S. orders were up $3.6 million from the 2009 period.
Net sales increased $11.8 million in the three months ended June 30, 2010 compared to prior year due to sales from the newly acquired businesses of Sirit, VESystems and Diamond and an increase in ALPR camera sales. Net sales increased $16.8 million in the six months ended June 30, 2010 primarily due to the newly acquired businesses.
Operating loss was $1.1 million and $2.5 million for the three and six months ended June 30, 2010 compared to operating income of $1.2 million and $1.8 million in the respective prior year periods. The decrease in operating income is due to deferred retention payments from the acquisition of Diamond, increase in amortization expense as a result of the newly acquired businesses and restructuring charges due to facility consolidations and reorganization of management.
Corporate Expenses
Corporate expenses decreased to $10.2 million for the second quarter of 2010 compared to $10.7 million in the second quarter of 2009. The decrease was due largely to the $2.1 million in expenses associated with costs for a proxy contest initiated by an activist shareholder in 2009, a $0.5 million decrease in 2010 associated with headcount reductions and a $1.2 million decrease from medical expenses. The offset was from a $2.2 million increase in expenses associated with legal and trial costs associated with the Company’s ongoing firefighter hearing loss litigation and $1.1 million in expenses associated with the acquisitions of Sirit and VESystems and the related integration activities at FSTech in 2010.
Corporate expenses for the six months ended June 30, 2010 were $18.3 million and $16.8 million for the comparable period in 2009. The increase was due largely to the $1.5 million associated with legal and trial costs from the Company’s ongoing firefighter hearing loss litigation and $3.7 million in expenses associated with the acquisitions of Sirit and VESystems and integration activities at FSTech in 2010. The offset in 2010 was from a $0.3 million decrease associated with hearing loss insurance reimbursements and headcount reduction, a $0.9 million decrease from medical expenses and $2.7 million associated with the costs for a proxy contest initiated by an activist shareholder charged in 2009.
Corporate expenses included depreciation and amortization expense of $0.2 million and $0.4 million for the three and six month periods ended June 30, 2010, respectively and $0.2 million and $0.4 million for the comparable period in 2009, respectively.

Seasonality of Company’s Business
Certain of the Company’s businesses are susceptible to the influences of seasonal buying or delivery patterns. The Company’s businesses which tend to have lower sales in the second calendar quarter compared to other quarters as a result of these influences are street sweeping, fire rescue products, outdoor warning, emergency signaling products and parking systems.
Financial Position, Liquidity and Capital Resources
The Company utilizes its operating cash flow and available borrowings under its revolving credit facility for working capital needs of its operations, capital expenditures, strategic acquisitions of companies operating in markets related to those already served, pension contributions, debt repayments, share repurchases and dividends.
The following table summarizes the Company’s cash flows for the six month periods ended June 30, 2010 and 2009, respectively:

	Six months ended
	June 30,
($ in millions)	2010	2009
Net cash (used for) provided by operating activities	$(7.9)	$20.6
Proceeds from sale of properties, plant and equipment	1.2	—
Purchases of properties and equipment	(6.5)	(8.1)
Payments for acquisitions, net of cash acquired	(97.3)	—
Net cash provided by discontinued investing activities	—	2.9
Proceeds from equity offering, net of fees	71.0	—
Borrowing activity, net	33.7	(24.4)
Net cash used for discontinued financing activities	(0.4)	(6.7)
Cash dividends paid to shareholders	(6.7)	(5.8)
Other, net	5.0	10.2

Decrease in cash and cash equivalents	$(7.9)	$(11.3)

Cash used in operating activities for the six months ended June 30, 2010 was $7.9 million compared to cash provided by operating activities of $20.6 million for the respective prior year period. The decrease is primarily due to an increase in cash used to support net working capital.
In May 2010, the Company issued 12.1 million common shares at a price of $6.25 per share for total gross proceeds of $75.5 million. After deducting direct fees, net proceeds totaled $71.0 million. Proceeds from the equity offering were used to pay down debt.
In the first quarter of 2010, the Company acquired two businesses that are key components to the development of the Company’s Intelligent Transportation Systems strategy. VESystems was acquired for $34.8 million, of which $24.6 million was a cash payment. Sirit was acquired for CDN $77.1 million (USD $74.9 million), all of which was paid in cash. The acquisitions were funded with the Company’s existing cash balances and debt drawn against the availability of the Company’s $250 million of revolving credit facility. In addition to the use of cash and debt, the Company issued 1.2 million shares of its common stock to fund a portion of the cost of purchasing VESystems. The issuances increased the total number of Company common stock shares outstanding.
Debt, net of cash, as a percentage of capitalization was 36.3% at June 30, 2010, versus 35.4% at December 31, 2009. The change was primarily due to the issuance of 12.1 million common shares described above, which resulted in an increase in shareholders’ equity and a decrease in debt.
At June 30, 2010, $157.9 million was drawn against the Company’s revolving credit facility which matures April 25, 2012. Borrowings under the facility bear interest, at the Company’s option, at the Base Rate or LIBOR, plus an applicable margin. The applicable margin ranges up to 0.75% for Base Rate borrowings and 1.00% to 2.00% for LIBOR borrowings depending on the Company’s total indebtedness to capital ratio. At June 30, 2010, the Company’s applicable margins over LIBOR and Base Rate borrowings were 1.50% and 0.25%, respectively.
The Company’s revolving credit facility and private placement notes contain certain financial covenants for each fiscal quarter end. For the Second Amended Credit Agreement and each of the Private Placement Note Agreements, covenants include a maximum debt-to-capitalization ratio, an interest expense coverage ratio and a minimum net worth requirement. At June 30, 2010, all of the Company’s retained earnings were free of any restrictions and the Company was in compliance with the financial covenants and agreements. The Company expects to be in compliance with its covenants for the balance of the year.
As of June 30, 2010, €10.7 million (or $13.1 million), was drawn on the Alternative Currency Facility, a supplemental agreement under the Second Amended Credit Agreement and $144.8 million was drawn directly under the Second Amended Credit Agreement for a total of $157.9 million drawn under the Second Amended Credit Agreement leaving available borrowings of $92.1 million not including $30.6 million of capacity used for existing letters of credit.
At June 30, 2010, $8.0 million was drawn against the Company’s non-U.S. lines of credit which provide for borrowings up to $16.0 million.
Given the Company’s cash position and debt structure, the Company has not experienced any material liquidity issues. The Company has $10.3 million of private placement principal debt payments due over the next twelve months. The Company expects that with its existing liquidity and the opportunities available to raise capital in the near term, notwithstanding market conditions, it will meet all of its anticipated needs for liquidity during the next twelve months and for the foreseeable future.
The Company is required to assess on an on-going basis, events or circumstances that may trigger an evaluation of goodwill for impairment, and test for impairment annually should no triggering event indicate the need for analysis in the interim. The Company’s practice is to group goodwill by operating segment. Due to the reorganization of the Company’s operating segments, an interim impairment test was performed in the second quarter of 2010 for the FSTech reporting unit which resulted in no impairment.
Contractual Obligations and Commercial Commitments
Short-term borrowings increased $8.0 million at June 30, 2010 from $0.0 million at December 31, 2009 primarily due to the funding of two acquired businesses in the first quarter of 2010. Total long-term borrowings increased to $227.7 million at June 30, 2010 from $202.7 million at December 31, 2009. See the Financial Condition, Liquidity and Capital Resources section of this report for more information.
Changes to the Company’s accrual for product warranty claims in the six months ended June 30, 2010, is discussed in Note 11.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
See Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of our Annual Report on Form 10-K for the year ended December 31, 2009. There has been no significant changes in our exposure to market risk since December 31, 2009.
Item 4. Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2010. We completed our acquisitions of VESystems, LLC and Sirit Inc. on March 2, 2010 and March 5, 2010, respectively. As permitted by U.S. Securities and Exchange Commission Regulations, management’s assessment as of June 30, 2010 did not include the internal control of VESystems, LLC and Sirit Inc., which are included in our condensed consolidated financial statements as of June 30, 2010. VESystems, LLC constituted $36.9 million and $35.5 million of total and net assets, respectively, as of June 30, 2010 and $5.8 million and $(0.3) million of net sales and net loss, respectively, for the six-month period then ended. Sirit Inc. constituted $99.7 million and $92.1 million of total and net assets, respectively, as of June 30, 2010 and $8.2 million and $(1.0) million of net sales and net loss, respectively, for the six-month period then ended.
Based on that evaluation, which excluded an assessment of internal control over financial reporting of the acquired operations of VESystems, LLC and Sirit Inc., the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2010. As a matter of practice, the Company’s management continues to review and document internal controls and procedures for financial reporting. From time to time, the Company may make changes aimed at enhancing the effectiveness of the controls and to ensure that the systems evolve with the business. During the quarter, Rajan Sachar, Vice President of Internal Audit, was appointed to the position of Group Vice President, Finance for the FSTech Group. The Company is currently engaged in a search to fill the open Vice President of Internal Audit position. During the quarter ended June 30, 2010, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
The information is set forth in Note 11 of the condensed consolidated financial statements included in Part I of this Form 10-Q are incorporated herein by reference.
Item 1A. Risk Factors
There have been no material changes in risk factors described in Item 1A (“Risk Factors”) of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2010.
Item 5. Other Information.
On July 30, 2010, the Company issued a press release announcing its financial results for the six months ended June 30, 2010. The full text of the press release is included as Exhibit 99.1 to this Form 10-Q.
Item 6. Exhibits
Exhibit 10 — Performance Based Restricted Stock Unit — Award Agreement
Exhibit 31.1 — CEO Certification under Section 302 of the Sarbanes-Oxley Act
Exhibit 31.2 — CFO Certification under Section 302 of the Sarbanes-Oxley Act
Exhibit 32.1 — CEO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act
Exhibit 32.2 — CFO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act
Exhibit 99.1 — Press Release dated July 30, 2010

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Signal Corporation
Date: July 30, 2010	By:	/s/ William G. Barker, III
William G. Barker, III
Senior Vice President and Chief Financial Officer