Form 10-Q
period 2010-09-30
FEDERAL SIGNAL CORP /DE/
filed 2010-11-03
CIK 277509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
     Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the Company’s classes of common stock, as of the latest practicable date.

Title
Common Stock, $1.00 par value	62,215,297 shares outstanding at October 13, 2010

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
These risks and uncertainties, some of which are beyond the Company’s control, include the cyclical nature of the Company’s industrial, municipal, government and commercial markets; availability of credit and third-party financing for customers; the Company’s ability to achieve expected savings from integration, synergy and other cost-control initiatives; volatility in securities trading markets; economic downturns; risks associated with suppliers, dealers and other partner alliances; changes in cost competitiveness including those resulting from foreign currency movements; technological advances by competitors; increased competition and pricing pressures in the markets served by the Company; the ability of the Company to expand into new geographic markets and to anticipate and meet customer demands for new products and product enhancements; increased warranty and product liability expenses; compliance with environmental and safety regulations; restrictive debt covenants; disruptions in the supply of parts or components from sole source suppliers and subcontractors; domestic and foreign governmental policy change; unforeseen developments in contingencies such as litigation; protection and validity of patent and other intellectual property rights; retention of key employees; and general changes in the competitive environment. These risks and uncertainties include, but are not limited to, the risk factors described under “Risk Factors” in the Company’s Annual Report on Form 10-K, Form 10-Qs and other filings with the SEC. These factors may not constitute all factors that could cause actual results to differ materially from those discussed in any forward-looking statement. The Company operates in a continually changing business environment and new factors emerge from time to time. The Company cannot predict such factors nor can it assess the impact, if any, of such factors on its financial position or results of operations. Accordingly, forward-looking statements should not be relied upon as a predictor of actual results. The Company disclaims any responsibility to update any forward-looking statement provided in this Form 10-Q.
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

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in millions, except per share data)	2010	2009	2010	2009
Net revenue	$182.0	$162.2	$547.2	$545.1
Costs and expenses
Cost of sales	136.3	121.9	406.4	406.5
Selling, general and administrative	40.0	32.8	123.4	118.2
Acquisition and integration related costs	0.1	—	3.8	—
Restructuring charges	0.1	0.4	4.0	0.4

Operating income	5.5	7.1	9.6	20.0
Interest expense	2.2	2.6	8.3	8.8
Other income (expense), net	0.5	0.7	(0.9)	(0.3)

Income before income taxes	3.8	5.2	0.4	10.9
Income tax (expense) benefit	(0.8)	(0.8)	1.1	(1.7)

Income from continuing operations	3.0	4.4	1.5	9.2
Loss from discontinued operations and disposal, net of income tax benefit (expense) of $1.7, ($0.2), $2.9, and ($0.8), respectively	(0.5)	—	(3.1)	(8.8)

Net income (loss)	$2.5	$4.4	$(1.6)	$0.4

COMMON STOCK DATA:
Basic and diluted earnings (loss) per share:
Earnings from continuing operations	$0.05	$0.09	$0.03	$0.19
Loss from discontinued operations and disposal	(0.01)	—	(0.06)	(0.18)

Earnings (loss) per share	$0.04	$0.09	$(0.03)	$0.01

Weighted average common shares outstanding:
Basic	62.2	48.0	56.1	48.5
Diluted	62.3	48.0	56.2	48.5
Cash dividends per share of common stock	$0.06	$0.06	$0.18	$0.18
See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30,	December 31,
( in millions, except per share data)	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$16.0	$21.1
Accounts receivable, net of allowances for doubtful accounts of $2.3 and $2.5, respectively	115.5	119.8
Inventories, net	124.0	111.5
Other current assets	25.6	26.0

Total current assets	281.1	278.4
Properties and equipment, net	65.8	65.5
Other assets
Goodwill	380.3	319.6
Intangible assets, net of accumulated amortization	97.6	50.5
Deferred tax assets	16.6	17.5
Deferred charges and other assets	3.7	1.7

Total assets of continuing operations	845.1	733.2
Assets of discontinued operations	10.2	12.2

Total assets	$855.3	$745.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$1.4	$—
Current portion of long-term borrowings and capital lease obligations	9.8	41.9
Accounts payable	53.4	45.2
Customer deposits	12.1	10.4
Accrued liabilities
Compensation and withholding taxes	20.8	20.8
Other	50.1	48.4

Total current liabilities	147.6	166.7
Long-term borrowings and capital lease obligations, less current portion	218.1	159.7
Long-term pension liabilities	38.2	39.6
Deferred gain	22.8	24.2
Other long-term liabilities	11.8	12.2

Total liabilities of continuing operations	438.5	402.4
Liabilities of discontinued operations	13.6	14.3

Total liabilities	452.1	416.7
Shareholders’ equity
Common stock, $1 par value per share, 90.0 million shares authorized, 63.1 million and 49.6 million shares issued, respectively	63.1	49.6
Capital in excess of par value	165.2	93.8
Retained earnings	228.4	240.4
Treasury stock, 0.9 million and 0.8 million shares at cost, respectively	(15.8)	(15.8)
Accumulated other comprehensive loss	(37.7)	(39.3)

Total shareholders’ equity	403.2	328.7

Total liabilities and shareholders’ equity	$855.3	$745.4

See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (unaudited)

	Common	Capital in			Accumulated
	Stock	Excess of			Other
	Par	Par	Retained	Treasury	Comprehensive
($ in millions)	Value	Value	Earnings	Stock	Loss	Total
Balance at December 31, 2009	$49.6	$93.8	$240.4	$(15.8)	$(39.3)	$328.7
Net loss			(1.6)			(1.6)
Foreign currency translation					(1.2)	(1.2)
Unrealized gains on derivatives, net of tax expense of $0.3					0.5	0.5
Change in unrecognized gains related to pension benefit plans, net of tax expense of $1.2					2.3	2.3
Shares issued for acquisition	1.2	9.0				10.2
Equity offering, net of fees	12.1	59.1				71.2
Cash dividends declared			(10.4)			(10.4)
Share based payments:
Non-vested stock and options		2.9				2.9
Stock awards	0.2	0.4				0.6

Balance at September 30, 2010	$63.1	$165.2	$228.4	$(15.8)	$(37.7)	$403.2

See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine months ended September 30,
($ in millions)	2010	2009
Operating activities:
Net (loss) income	$(1.6)	$0.4
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Loss on discontinued operations and disposal	3.1	8.8
Depreciation and amortization	14.8	11.3
Stock-based compensation expense	2.9	3.3
Pension contributions	(0.8)	(0.5)
Changes in other assets and liabilities, exclusive of the effects of businesses acquired and disposed:	(5.3)	16.2

Net cash provided by continuing operating activities	13.1	39.5
Net cash (used for) provided by discontinued operating activities	(0.5)	0.5

Net cash provided by operating activities	12.6	40.0
Investing activities:
Purchases of properties and equipment	(10.4)	(11.8)
Proceeds from sales of properties, plant and equipment	1.8	1.2
Payments for acquisitions, net of cash acquired	(97.3)	—
Other, net	—	10.0

Net cash used for continuing investing activities	(105.9)	(0.6)
Net cash provided by discontinued investing activities	0.2	14.1

Net cash (used for) provided by investing activities	(105.7)	13.5
Financing activities:
Increase in debt outstanding under revolving credit facilities	82.5	33.8
Proceeds on short-term borrowings	18.2	3.2
Payments on short-term borrowings	(17.2)	—
Payments on long-term borrowings	(56.7)	(78.1)
Cash dividends paid to shareholders	(10.4)	(8.7)
Proceeds from equity offering, net of fees	71.2	—
Other, net	1.1	0.2

Net cash provided by (used for) continuing financing activities	88.7	(49.6)
Net cash used for discontinued financing activities	(0.7)	(7.1)

Net cash provided by (used for) financing activities	88.0	(56.7)
Effects of foreign exchange rate changes on cash and cash equivalents	—	0.9

Decrease in cash and cash equivalents	(5.1)	(2.3)
Cash and cash equivalents at beginning of period	21.1	23.4

Cash and cash equivalents at end of period	$16.0	$21.1

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
These statements include all adjustments (consisting of normal recurring accruals) that we considered necessary to present a fair statement of our results of operations, financial position and cash flows. The results reported in these condensed consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. We recommend that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in our 2009 Form 10-K. We label our quarterly information using a calendar convention, that is, first quarter is labeled as ending on March 31, second quarter as ending on June 30, and third quarter as ending on September 30. It is our longstanding practice to establish interim quarterly closing dates using a 5-4-4 calendar with the fiscal year ending on December 31. The effects of this practice are modest and only exist within a reporting year.
Effective June 6, 2010, the Company reorganized its segments to better align the Company’s intelligent transportation and public safety businesses for future growth. As a result of this reorganization, the Company created a new operating segment called Federal Signal Technologies (“FSTech”) that includes vehicle classification software, automated license plate recognition (“ALPR”) and parking systems businesses from our Safety and Security Systems operating segment and the newly acquired businesses, Sirit Inc. and subsidiaries (“Sirit”) and VESystems, LLC and subsidiaries (“VESystems”). The Safety and Security Systems operating segment retained the businesses that offer systems for campus and community alerting, emergency vehicles, first responder interoperable communications, industrial communications and command and municipal security.
As a result of this reorganization, our four operating segments as of June 6, 2010 are as follows:
Federal Signal Technologies — Our Federal Signal Technologies Group is a provider of technologies and solutions to the intelligent transportation systems and public safety markets and other applications. These products and solutions provide end users with the tools needed to automate data collection and analysis, transaction processing and asset tracking. FSTech provides technology platforms and services to customers in the areas of radio frequency identification systems, transaction processing vehicle classification, electronic toll collection, automated license plate recognition, electronic vehicle registration, parking and access control, cashless payment solutions, congestion charging, traffic management, site security solutions and supply chain systems. Products are sold under PIPS TM, Idris ®, Sirit TM and VESystems TM brand names. The group operates manufacturing facilities in North America and Europe.
Safety and Security Systems— Our Safety and Security Systems Group is a leading manufacturer and supplier of comprehensive systems and products that law enforcement, fire rescue, emergency medical services, campuses, military facilities and industrial sites use to protect people and property. Offerings include systems for campus and community alerting, emergency vehicles, first responder interoperable communications, industrial communications and command and municipal networked security. Specific products include lightbars and sirens, public warning sirens and public safety software. Products are sold under the Federal Signal TM, Federal Signal VAMA TM, Target Tech ® and Victor TM brand names. The group operates manufacturing facilities in North America, Europe, China and South Africa.

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
Recent Accounting Pronouncements and Accounting Changes
In October 2009, the FASB issued Accounting Standard Update (“ASU”) No. 2009-14, Topic 985- Certain Revenue Arrangements That Include Software Elements, which amended the accounting standards for revenue recognition to remove tangible products containing software components and non-software components that function together to deliver the products’ essential functionality from the scope of industry-specific software revenue recognition guidance.
In October 2009, the FASB also issued ASU No. 2009-13, Topic 605- Multiple-Deliverable Revenue Arrangement, which changes the level of evidence of standalone selling price required to separate deliverables in a multiple deliverable revenue arrangement by allowing a company to make its best estimate of the selling price of deliverables when more objective evidence of selling price is not available and eliminates the use of residual method. ASU No. 2009-13 applied to multiple deliverable revenue arrangements that are not accounted for under other accounting pronouncements and retains the use of vendor-specific objective evidence of selling price (‘VSOE”) if available and third-party evidence of selling price, when VSOE is unavailable.
ASU No. 2009-14 and ASU No. 2009-13 are effective prospectively for revenue arrangements entered into or materially modified in fiscal year beginning on or after June 15, 2010, with early adoption permitted. If adoption is elected in a period other than the beginning of a fiscal year, the amendments in these standards must be applied retrospectively to the beginning of the fiscal year. The Company is currently assessing the timing of adoption and effects that ASU No. 2009-14 and ASU No. 2009-13 will have on its consolidated results of operations and financial condition.
No other new accounting pronouncements issued or effective during the first nine months of 2010 has had or is expected to have a material impact on the consolidated financial statements.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses. Significant estimates and assumptions are used for, but are not limited to, revenue recognition, pension and other postretirement benefits, allowance for doubtful accounts, income tax contingency accruals and valuation allowances, product warranty accruals, asset impairment, purchase price allocation and litigation-related accruals. Actual results could differ from our estimates.

2. ACQUISITIONS
The estimated fair values of assets acquired and liabilities assumed included below are preliminary and are based on the information that was available as of the acquisition date and prior to the filing of this Form 10-Q. The Company believes that the information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed; however, the Company is awaiting the finalization of certain third-party valuations to finalize those fair values. Thus, the preliminary measurements of fair value set forth below are subject to change. The Company expects to finalize the valuation and complete the purchase price allocations as soon as practicable, but no later than one year from the respective acquisition dates.
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
The following table summarizes the fair values of the assets acquired and liabilities assumed from the acquisition of Sirit. Since the acquisition and the initial preliminary purchase price allocation included in the Company’s Form 10-Q for the first quarter ended March 31, 2010, net adjustments of $0.6 million were made to the fair values of the assets acquired and liabilities assumed with a corresponding adjustment to goodwill. These adjustments are summarized in the table presented below.

		2010
		Adjustments
	Initial	to Fair	September 30,
($ in millions)	Valuation	Value	2010
Purchase Price	$74.9	$—	$74.9
Fair Value of Assets Acquired:
Current assets	7.0	—	7.0
Fixed assets	1.6	—	1.6
Intangible assets	37.1	—	37.1
Other assets	0.4	—	0.4

Total Assets Acquired	46.1	—	46.1

Fair Value of Liabilities Assumed:
Current liabilities	12.6	0.2	12.8
Deferred revenue	0.6	—	0.6
Deferred tax liabilities, net	2.4	0.4	2.8

Total Liabilities Assumed	15.6	0.6	16.2

Goodwill (1)	44.4	0.6	45.0

(1)	The goodwill of $45.0 million is non-deductible for tax purposes.
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

		2010
		Adjustments
	Initial	to Fair	September 30,
($ in millions)	Valuation	Value	2010
Purchase Price	$34.8	$—	$34.8
Fair Value of Assets Acquired:
Current assets	2.2	—	2.2
Fixed assets	0.1	—	0.1
Intangible assets	16.1	—	16.1
Other assets	0.5	—	0.5

Total Assets Acquired	18.9	—	18.9

Fair Value of Liabilities Assumed:
Current liabilities	1.9	0.2	2.1
Deferred revenue	—	0.1	0.1

Total Liabilities Assumed	1.9	0.3	2.2

Goodwill (2)	17.8	0.3	18.1

(2)	The goodwill of $18.1 million is deductible for tax purposes over 15 years, starting in 2010.
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

		2010
		Adjustments
	Initial	to Fair	September 30,
($ in millions)	Valuation	Value	2010
Purchase Price	$13.5	$0.4	$13.9
Fair Value of Assets Acquired:
Current assets	0.7	—	0.7
Fixed assets	—	—	—
Intangible assets	6.9	(0.5)	6.4
Other assets	0.2	—	0.2

Total Assets Acquired	7.8	(0.5)	7.3

Fair Value of Liabilities Assumed:
Current liabilities	0.9	(0.1)	0.8
Deferred revenue	0.1	—	0.1
Deferred tax liabilities, net	2.8	(0.9)	1.9

Total Liabilities Assumed	3.8	(1.0)	2.8

Goodwill (3)	9.5	(0.1)	9.4

(3)	The goodwill of $9.4 million is non-deductible for tax purposes.

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

The above estimated fair values of assets acquired and liabilities assumed are preliminary and are based on the information that was available as of the acquisition dates and the subsequent filing of this Form 10-Q. The Company believes that information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, however the Company is awaiting the finalization of certain third-party valuations to finalize those fair values. Thus, the preliminary measurements of fair value set forth above are subject to change. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practicable, but no later than one year from the respective acquisition dates.
Pro Forma Condensed Combined Financial Information
The following unaudited pro forma condensed combined financial information presents the results of operations of the Company as they may have appeared if the closing of Sirit and VESystems, presented in the aggregate, had been completed on January 1, 2010 and January 1, 2009.

	Three months ended		Nine months ended
	September 30,		September 30,
($ in millions, except per share data)	2010	2009	2010	2009
Net revenue	$182.0	$173.1	$555.5	$577.9
Income from continuing operations	3.0	3.5	1.9	6.5
Earnings from continuing operations — per basic and diluted share	$0.05	$0.07	$0.04	$0.13
The unaudited pro forma condensed combined financial information is presented for illustrative purposes only and does not indicate the actual financial results of the Company had the closing of Sirit and VESystems been completed on January 1, 2010 and January 1, 2009, respectively, nor is it indicative of the results of operations in future periods. Included in the unaudited pro forma combined financial information for the quarters ended September 30, 2010 and September 30, 2009 were pro forma adjustments to reflect the results of operations of Sirit and VESystems as well as the impact of amortizing certain acquisition accounting adjustments such as amortizable intangible assets. The pro forma condensed financial information does not indicate the impact of possible business model changes, nor does it consider any potential impacts of current market conditions, expense efficiencies or other factors. As of September 30, 2010, the combined net revenue and net loss for the nine month period ended September 30, 2010 was $23.7 million and $(2.5) million, respectively.
Acquisition and Integration Related Expenses
For the three and nine months ended September 30, 2010, pretax charges totaling $0.1 million and $3.8 million, respectively, were recorded for acquisition and integration related costs. For the three and nine months ended September 30, 2009, there were no charges recorded for acquisitions and integration related costs. These charges, which were expensed in accordance with the accounting guidance for business combinations, were recorded in “Acquisition and integration related costs” and reflected in Corporate.
3. INVENTORIES, NET
Inventories are summarized as follows:

	September 30,	December 31,
($ in millions)	2010	2009
Raw materials	$56.0	$53.5
Work in progress	34.1	28.0
Finished goods	33.9	30.0

Total inventories, net	$124.0	$111.5

4. GOODWILL AND OTHER INTANGIBLE ASSETS
The following table provides the changes in carrying value of goodwill by operating segment through the nine months ended September 30, 2010:

		Acquisitions/
		Acquisition	Other
		Accounting	Adjustments
	December 31,	Adjustments	Including Currency	September 30,
($ in millions)	2009*	(Note 2)	Translations	2010
Environmental Solutions	$120.4	$—	$—	$120.4
Fire Rescue	34.7	—	(0.5)	34.2
Safety and Security Systems	120.9	—	(1.5)	119.4
Federal Signal Technologies	43.6	63.0	(0.3)	106.3

Total	$319.6	$63.0	$(2.3)	$380.3

*	Goodwill by operating segment at December 31, 2009 has been restated to reflect the changes in operating segments described in Note 1.
The following table provides the gross carrying value and accumulated amortization for each major class of intangible assets:

		September 30, 2010			December 31, 2009
	Average	Gross		Net	Gross		Net
	Useful Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
($ in millions)	(Years)	Value	Amortization	Value	Value	Amortization	Value
Amortizable Intangible Assets:
Developed software	6	$22.5	$(17.0)	$5.5	$21.6	$(15.6)	$6.0
Patents	8	1.7	(0.6)	1.1	0.7	(0.5)	0.2
Customer relationships	13	47.3	(6.8)	40.5	19.0	(4.2)	14.8
Technology	11	21.8	(2.5)	19.3	5.6	(1.2)	4.4
Other	5	5.6	(1.8)	3.8	1.8	(1.1)	0.7

Total		98.9	(28.7)	70.2	48.7	(22.6)	26.1

Indefinite-lived Intangible Assets:
Trade names		27.4	—	27.4	24.4	—	24.4

Total		$126.3	$(28.7)	$97.6	$73.1	$(22.6)	$50.5

Amortization expense for the three and nine month periods ended September 30, 2010 totaled $2.7 million and $6.1 million, respectively, and for the three and nine month periods ended September 30, 2009 totaled $1.3 million and $4.2 million, respectively. The Company estimates that the total amortization expense will be $8.4 million in 2010, $9.6 million in 2011, $8.5 million in 2012, $7.2 million in 2013, $7.2 million in 2014, $6.4 million in 2015, and $29.0 million thereafter.
The company accounts for goodwill and identifiable intangible assets in accordance with ASC 360 “Intangibles – Goodwill and Other.” Under this standard, the company assesses the impairment of goodwill and indefinite-lived intangible assets at least annually, or October 31, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.
In the event the Company encounters a significant adverse change in the business climate may accelerate a reduction in demand for certain Federal Signal products. This could result in reduced demand, along with lower-than-projected profits across certain Federal Signal brands. Management may revise its future cash flow expectations in the future, which could lower the fair value estimates of certain businesses.
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

Fair Value Measurements at September 30, 2010
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable Inputs	Unobservable Inputs
($ in millions)	Total	Assets (Level 1)	(Level 2)	(Level 3)
Assets
Derivatives	$0.3	$—	$0.3	$—

Fair Value Measurements at September 30, 2010
Quoted prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable Inputs	Unobservable Inputs
	Total	Assets (Level 1)	(Level 2)	(Level 3)
Liabilities
Derivatives	$—	$—	$—	$—
At September 30, 2010 and December 31, 2009, the fair value of the Company’s derivative instruments was recorded as follows:

	Asset Derivatives		Liability Derivatives
	September 30, 2010		September 30, 2010
	Balance Sheet		Balance Sheet
($ in millions)	Location	Fair Value	Location	Fair Value
Derivatives designated as hedging instruments:				—
Foreign exchange	Other current assets	$—	Other accrued liabilities	$—

Total derivatives designated as hedging instruments		—		—
Derivatives not designated as hedging instruments:				—
Foreign exchange	Accounts receivable, net	0.3	Other accrued liabilities	—

Total derivatives not designated as hedging instruments		0.3		—

Total derivatives		$0.3		$—

	Asset Derivatives		Liability Derivatives
	December 31, 2009		December 31, 2009
	Balance Sheet		Balance Sheet
($ in millions)	Location	Fair Value	Location	Fair Value
Derivatives designated as hedging instruments:			Other accrued liabilities	$0.5
Foreign exchange	Other current assets	—	Other accrued liabilities	0.1

Total derivatives designated as hedging instruments		—		0.6
Derivatives not designated as hedging instruments:
Foreign exchange	Accounts receivable, net	—	Other accrued liabilities	0.4

Total derivatives not designated as hedging instruments		—		0.4

Total derivatives		$—		$1.0

The effect of derivative instruments on the condensed consolidated statement of operations for the three months ended September 30, 2010, was as follows:

		Location of	Amount of Gain
	Amount of	Gain/(Loss)	Reclassified
	Gain/(Loss)	Reclassified from	from Accumulated
($ in millions)	Recognized in OCI on	Accumulated OCI into	OCI into
Derivatives in Cash Flow	Derivative	Income (Effective	Income (Effective
Hedging Relationships	(Effective Portion)	Portion)	Portion)
Interest rate contracts	$0.0	Interest expense	$0.0
Foreign exchange	(0.1)	Net sales	0.5

Total	$(0.1)		$0.5

Derivatives Not	Location of Gain	Amount of Gain
Designated as	Recognized in	Recognized in
Hedging Instruments	Income on Derivative	Income on Derivative
Foreign exchange	Other income (expense)	$1.8

Total		$1.8

The effect of derivative instruments on the condensed consolidated statement of operations for the nine months ended September 30, 2010, was as follows:

		Location of	Amount of Gain
	Amount of	Gain/(Loss)	Reclassified
	Gain/(Loss)	Reclassified from	from Accumulated
($ in millions)	Recognized in OCI on	Accumulated OCI into	OCI into
Derivatives in Cash	Derivative	Income (Effective	Income (Effective
Flow Hedging Relationships	(Effective Portion)	Portion)	Portion)
Interest rate contracts	$0.3	Interest expense	$0.4
Foreign exchange	(0.9)	Net sales	1.0

Total	$(0.6)		$1.4

Derivatives Not	Location of Gain	Amount of Gain
Designated as	Recognized in	Recognized in
Hedging Instruments	Income on Derivative	Income on Derivative
Foreign exchange	Other income (expense)	$3.3

Total		$3.3

At September 30, 2010 and December 31, 2009, accumulated other comprehensive loss associated with interest rate swaps and foreign exchange contracts qualifying for hedge accounting treatment was $0.2 million and $0.7 million, net of income tax effects, respectively. The Company expects $0.2 million of pre-tax net gain on cash flow hedges that are reported in accumulated other comprehensive loss as of September 30, 2010, to be reclassified into earnings within the next 12 months as the respective hedged transactions affect earnings.
The following table summarizes the carrying amounts and fair values of the Company’s financial instruments:

	September 30, 2010		December 31, 2009
	Notional	Fair	Notional	Fair
($ in millions)	Amount	Value	Amount	Value
Short-term debt	$1.4	$1.4	$—	$—
Long-term debt (1)	229.6	227.0	204.1	205.0
Interest rate contracts	—	—	70.0	(0.5)
Foreign exchange (2)	30.6	(0.8)	24.1	(0.5)

(1)	Long term debt includes financial service borrowings for all periods presented, which is included in discontinued operations.

(2)	Foreign Exchange Contracts are denominated in USD, GBP, and Euro.

The carrying value of short-term debt approximates fair value due to its short maturity. The fair value of long-term debt is based on interest rates that are currently available to us for issuance of debt with similar terms and remaining maturities.
6. DEBT
Short-term borrowings consisted of the following:

	September 30,	December 31,
($ in millions)	2010	2009
Non-U.S. lines of credit	$1.4	$—

Total short-term borrowings	$1.4	$—

Long-term borrowings consisted of the following:

	September 30,	December 31,
($ in millions)	2010	2009
Revolving Credit Facility	$167.5	$85.0
Alternative Currency Facility (within Revolving Credit Facility)	12.4	16.2
10.79% Unsecured Private Placement note with annual installments of $10.0 million due 2010-2011	1.3	11.4
10.60% Unsecured Private Placement note with annual installments of $7.1 million due 2010-2011	0.7	8.1
8.93% Unsecured Private Placement note with annual installments of $8.0 million due 2010-2012	5.9	14.8
9.24% Unsecured Private Placement note due 2012	31.9	42.7
Unsecured Private Placement note, floating rate (5.63% and 2.35% at September 30, 2010 and December 31, 2009, respectively) due 2010-2013	7.1	21.3
Subsidiary Loan Agreement	1.0	3.2
Capital Lease Obligations	1.1	—

	228.9	202.7
Unamortized balance of terminated fair value interest rate swaps	0.7	1.4

	229.6	204.1
Less current maturities, excluding financial services activities	(9.8)	(41.9)
Less financial services activities — borrowings (included in discontinued operations)	(1.7)	(2.5)

Total long-term borrowings and capital lease obligations, net	$218.1	$159.7

At September 30, 2010, €9.0 million (or $12.4 million), was drawn on the Alternative Currency Facility, a supplemental agreement under the Second Amended Credit Agreement and $167.5 million was drawn directly under the Second Amended Credit Agreement for a total of $179.9 million drawn under the Second Amended Credit Agreement, leaving available borrowings of $70.1 million not including $30.3 million of capacity used for existing letters of credit.
At September 30, 2010, $1.4 million was drawn against the Company’s non-U.S. lines of credit which provide for borrowings up to $18.1 million.
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
On September 1, 2010, the Company prepaid $20.0 million of principal at par with no prepayment penalty and related accrued interest of $0.4 million on the $66.9 million outstanding principal balance of its private placement debt. The prepayment was funded by the Company’s available capacity under its revolving credit facility. The remaining principal debt balance under the Private Placement Note Agreements was $46.9 million as of September 30, 2010.
The revolving credit facility and other debt instruments contain certain restrictive debt covenants and other customary events of default. Failure to comply with one or more of these restrictive covenants may result in an event of default. Given the current challenges that the Company faces in several markets, the Company could default on the interest coverage ratio in the fourth quarter of 2010. The Company continually monitors for compliance of its debt covenants. In the event of a future violation, the Company will work with its lenders to obtain a waiver or amend the existing debt instruments. However, upon an event of default, if not waived or the debt instruments are not amended by our lenders, our lenders may declare all amounts outstanding as due and payable.
7. SHAREHOLDERS’ EQUITY
In May 2010, the Company issued 12.1 million common shares at a price of $6.25 per share for total gross proceeds of $75.6 million. After deducting direct fees, net proceeds to the Company totaled $71.2 million. Proceeds from the equity offering were used to pay down debt.

8. INCOME TAXES
The Company’s effective tax rate was (275.0%) and 15.6% for the nine month periods ended September 30, 2010 and 2009, respectively.
The Company’s effective tax rate was 21.1% and 15.4% for the three month periods ended September 30, 2010 and 2009, respectively.
The lower tax rate in the nine month period ending September 30, 2010, compared to the nine month period ending September 30, 2009, is caused by a $0.6 million tax benefit recorded in the second quarter primarily related to the net effects of a release in reserves for state income taxes and an increase in reserves for certain foreign income taxes. In addition, a tax benefit of $0.4 million was recorded in the third quarter of 2010 for the revaluation of deferred taxes in the United Kingdom due to a reduction in the statutory rate.
The higher tax rate in the three month period ending September 30, 2010, compared to the three month period September 30, 2009, reflects research and development tax credit benefits that are not reflected in the three month period ended September 30, 2010 as Congress has not yet extended the credit. In addition, the three month period ending September 30, 2009 reflects a benefit of $0.4 million primarily related to the release of reserves due to expiration of federal and state statute of limitations. The tax rate in the three month period ended September 30, 2010 was favorably impacted by a change in the United Kingdom statutory rate. The United Kingdom rate was lowered which required a revision to our United Kingdom deferred tax liabilities and a 10% reduction in our third quarter tax rate.
The Company’s unrecognized tax benefits were $5.0 million at January 1, 2010 of which $4.7 million are tax benefits that if recognized, would reduce the annual effective tax rate. The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. Interest and penalties amounting to $0.5 million and $0.1 million, respectively, are included in the consolidated balance sheet at September 30, 2010. The Company expects the unrecognized tax benefits to decrease by $0.6 over the next 12 months. In the nine months ended September 30, 2010, the Company’s unrecognized tax benefits decreased by $0.6 million.
9. POSTRETIREMENT BENEFITS
The components of the Company’s net periodic pension expense for its defined benefit pension plans are summarized as follows:

	U.S. Benefit Plans				Non-U.S. Benefit Plan
	Three months ended		Nine months ended		Three months ended		Nine months ended
	September 30,		September 30,		September 30,		September 30,
($ in millions)	2010	2009	2010	2009	2010	2009	2010	2009
Service cost	$—	$—	$—	$—	$—	$—	$0.1	$0.1
Interest cost	$2.0	$2.0	$5.9	$6.0	$0.7	$0.7	$2.0	$1.9
Expected return on plan assets	(2.2)	(2.4)	(6.6)	(7.2)	(0.7)	(0.7)	(2.3)	(1.9)
Amortization of actuarial loss	0.9	0.5	2.8	1.5	0.2	0.3	0.6	0.8

Net periodic pension expense	$0.7	$0.1	$2.1	$0.3	$0.2	$0.3	$0.4	$0.9

During the nine month period ended September 30, 2010, no contributions were made to the U.S. defined benefit plans, and $0.8 million of contributions were made to the non-U.S. defined benefit plan. During the comparable prior period, the Company contributed 1.1 million shares of the Company’s common stock held in treasury to the U.S. pension plan. The stock was valued at $4.4 million based upon prices in the open market at the contribution date. In addition, the Company contributed $0.5 million during the nine months ended September 30, 2009 to its non-U.S. defined benefit plan.
10. EARNINGS (LOSS) PER SHARE
Earnings (Loss) per share — basic is computed by dividing income or loss available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Earnings (loss) per share — diluted reflects the potential dilution that could occur if options issued under stock-based compensation awards were exercised and converted into common stock. For the three month periods ended September 30, 2010 and 2009, options to purchase 2.0 million and 1.8 million shares of the Company’s common stock had exercise prices that were greater than the average market price of those shares during the respective reporting periods. For the nine months ended September 30, 2010 and 2009, options to purchase 1.5 million and 1.9 million shares of the Company’s common stock had exercise prices that were greater than the average market price of those shares during the respective reporting periods. As a result, these shares are excluded from the earnings (loss) per share calculation as they are anti-dilutive.
The following is a computation of earnings (loss) per share — basic and diluted — for the three and nine months ended September 30, 2010 and 2009:
Computation of Earnings (Loss) per Common Share
(in millions, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Income from continuing operations	$3.0	$4.4	$1.5	$9.2
Loss from discontinued operations and disposal, net of tax	(0.5)	—	(3.1)	(8.8)

Net income (loss)	$2.5	$4.4	$(1.6)	$0.4

Average shares outstanding — basic	62.2	48.0	56.1	48.6
Dilutive effect of stock options and other	0.1	—	0.1	—

Diluted shares outstanding	62.3	48.0	56.2	48.6

Basic and diluted earnings (loss) per share:
Earnings from continuing operations	$0.05	$0.09	$0.03	$0.19
Loss from discontinued operations and disposal	(0.01)	—	(0.06)	(0.18)

Earnings (loss) per share	$0.04	$0.09	$(0.03)	$0.01

Weighted average common shares outstanding:
Basic	62.2	48.0	56.1	48.5
Diluted	62.3	48.0	56.2	48.5
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
Changes in the Company’s warranty liabilities in the nine month periods ended September 30, 2010 and 2009 were as follows:

($ in millions)	2010	2009
Balance at January 1	$6.2	$5.8
Provisions to expense	5.2	6.7
Actual costs incurred	(5.0)	(6.2)

Balance at September 30	$6.4	$6.3

Environmental Liabilities
The Company retained an environmental consultant to conduct an environmental risk assessment at its Pearland, Texas facility. While the Company has not completed the risk assessment analysis, it appears probable the site will require remediation. A reasonable estimate of the range of costs to remediate the site is $0.7 million to $2.4 million, depending upon the remediation approach and other factors of which $0.2 million of remediation costs were incurred to date. As of September 30, 2010 and December 31, 2009, $0.5 million and $0.7 million, respectively, is included in other accrued liabilities within the Safety and Security Systems Group. The Company’s estimate may change in the near term as more information becomes available; however the costs are not expected to have a material adverse effect on the Company’s results of operations, financial position or liquidity.

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
The Company has also been sued on this issue outside of the Cook County, Illinois venue. Most of these cases involve lawsuits filed in the Court of Common Pleas, Philadelphia County, Pennsylvania. Since September 2007, a total of 65 lawsuits, involving 65 plaintiffs, have been filed in this jurisdiction. Three of these cases have been dismissed pursuant to pretrial motion filed by the Company. Another case has been voluntarily dismissed. Three trials have occurred in Philadelphia involving these cases. The first trial involving one of these plaintiffs began on February 16, 2010 and ended on March 2, 2010, when the jury returned a verdict for the plaintiff. In particular, the jury found that the Company’s siren was not defectively designed, but that the Company negligently constructed the siren. The jury awarded damages in the amount of $0.1 million which was subsequently reduced to $0.08 million. The Company appealed this verdict. Another trial, involving 9 Philadelphia firefighter plaintiffs, began on June 14, 2010 and ended on June 25, 2010 when the jury returned a defense verdict for the Company as to all claims and all plaintiffs involved in that trial. The third trial, involving 9 Philadelphia firefighter plaintiffs, began on July 19, 2010 and ended on July 30, 2010 when the jury returned a defense verdict for the Company as to all claims and all plaintiffs involved in that trial. After these two favorable verdicts, the Company, was able to obtain dismissal of all remaining filed cases in Philadelphia, including the case on appeal, for an average nominal sum paid to each firefighter plaintiff. This settlement also included reimbursement of expenses. Prior to the initial trial in these cases, the Company also paid nominal sums, which included reimbursement of expenses, to obtain dismissals in four other cases The Company has been sued in jurisdictions other than Philadelphia, but those cases have also been dismissed, including four cases in the Supreme Court of Kings County, New York which were dismissed on January 25, 2008 after the court granted the Company’s motion to dismiss. The trial court subsequently denied reconsideration of its ruling. On appeal, the appellate court affirmed the trial court’s dismissal of these cases. Plaintiffs’ attorneys have threatened to file additional lawsuits. The Company intends to vigorously defend all of these lawsuits.
E-One, a former subsidiary of the Company, has been named as a defendant in a product liability case in Massachusetts involving a firefighter who claims to have been injured as a result of an accident involving an E-One pumper firetruck. In particular, plaintiff required amputation of a leg resulting from this accident. The accident allegedly occurred on August 7, 2005 when the firetruck was inadvertently placed into drive during pumping operations and “ran away,” pinning plaintiff against another firetruck. Plaintiff alleges, among other things, that the truck was defective and unreasonably dangerous because it failed to include certain alleged safety devices. After the accident, the Massachusetts Department of Labor investigated the accident and concluded various errors and omissions by the Fire Department and driver/operator of the pumper contributed to causing the accident. In addition to damages recoverable under typical product liability cases, plaintiff has also sought recovery under the Massachusetts Deceptive Trade Practices Act. At a mediation on October 5, 2010, the parties tentatively agreed to settle this case. The settlement will be funded by contributions from Federal Signal (on behalf of E-One), E-One’s insurance carrier, and an insurance carrier for E-One’s dealer who was also named as a defendant in the case. This settlement is subject to negotiation of and approval of a settlement agreement by the parties as well as court approval of the settlement. The company has recorded an accrual as of September 30, 2010 within current liabilities of discontinued operations, which represents management’s best estimate of the settlement amount.
12. SEGMENT INFORMATION
Effective June 6, 2010, the Company reorganized its segments to better align the Company’s intelligent transportation and public safety businesses for future growth. As a result of this reorganization, the Company created a new operating segment called Federal Signal Technologies that includes the vehicle classification software, automated license plate recognition and parking systems businesses from our Safety and Security Systems operating segment and the newly acquired businesses, Sirit and VESystems. The Safety and Security Systems operating segment retained the businesses that offer systems for campus and community alerting, emergency vehicles, first responder interoperable communications, industrial communications and command and municipal security. Results for prior periods have been restated to reflect the June 2010 reorganization described above.

The Company has four operating segments as defined under ASC Topic 280, “Segment Reporting” (SFAS No. 131). Business units are organized under each segment because they share certain characteristics, such as technology, marketing, distribution and product application, which create long-term synergies. The principal activities of the Company’s operating segments are as follows:
Federal Signal Technologies — Our Federal Signal Technologies Group is a provider of technologies and solutions to the Intelligent Transportation Systems and public safety markets and other applications. These products and solutions provide end users with the tools needed to automate data collection and analysis, transaction processing and asset tracking. FSTech provides technology platforms and services to customers in the areas of radio frequency identification systems, transaction processing vehicle classification, electronic toll collection, automated license plate recognition, electronic vehicle registration, parking and access control, cashless payment solutions, congestion charging, traffic management, site security solutions and supply chain systems. Products are sold under PIPS TM, Idris ®, Sirit TM and VESystems TM brand names. The group operates manufacturing facilities in North American and Europe.
Safety and Security Systems— Our Safety and Security Systems Group is a leading manufacturer and supplier of comprehensive systems and products that law enforcement, fire rescue, emergency medical services, campuses, military facilities and industrial sites use to protect people and property. Offerings include systems for campus and community alerting, emergency vehicles, first responder interoperable communications, industrial communications and command and municipal networked security. Specific products include lightbars and sirens, public warning sirens and public safety software. Products are sold under the Federal Signal TM, Federal Signal VAMA TM, Target Tech ® and Victor TM brand names. The group operates manufacturing facilities in North America, Europe, China and South Africa.
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
The Company evaluates performance based on operating income of the respective segment. Operating income includes all revenues, costs and expenses directly related to the segment involved, and excludes acquisition and integration related costs, corporate expenses and interest expenses. These costs are contained at Corporate. Operating segment depreciation expense, identifiable assets and capital expenditures relate to those assets that are utilized by the respective operating segment. Corporate assets consist principally of cash and cash equivalents, short-term investments, notes and other receivables and fixed assets. The accounting policies of each operating segment are the same as those described in the summary of significant accounting policies in the Company’s December 31, 2009 Form 10-K.
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

The following table summarizes the Company’s net revenue, operating income (loss), and total assets by segment. The results for the interim periods are not necessarily indicative of results for a full year. Selected financial information is as follows:

	Safety
	and				Corporate
	Security	Fire	Environmental	Federal Signal	and
($ in millions)	Systems	Rescue	Solutions	Technologies*	Eliminations	Total
Three months ended September 30, 2010:
Net revenue	$51.0	$20.3	$83.5	$27.2	$—	$182.0
Operating income (loss)	5.7	1.4	4.7	(1.1)	(5.2)	5.5
Three months ended September 30, 2009:
Net revenue	54.2	27.4	65.4	15.2	—	162.2
Operating income (loss)	5.2	2.3	2.7	1.1	(4.2)	7.1

	Safety
	and				Corporate
	Security	Fire	Environmental	Federal Signal	and
($ in millions)	Systems	Rescue	Solutions	Technologies*	Eliminations	Total
Nine months ended September 30, 2010:
Net revenue	$160.5	$74.8	$238.3	$73.6	$—	$547.2
Operating income (loss)	16.0	5.1	15.6	(3.6)	(23.5)	9.6
Nine months ended September 30, 2009:
Net revenue	168.1	101.4	230.7	44.9	—	545.1
Operating income (loss)	16.6	9.5	11.9	2.9	(20.9)	20.0

	Safety
	and				Corporate
	Security	Fire	Environmental	Federal Signal	and
($ in millions)	Systems	Rescue	Solutions	Technologies	Eliminations	Total
As of September 30, 2010:
Total assets	$235.8	$123.0	$205.3	$271.6	$19.6	$855.3
As of December 31, 2009:
Total assets	$239.0	$141.9	$191.7	$134.3	$38.5	$745.4

*	Operating loss includes $0.4 million and $1.2 million of deferred retention charges related to the acquisition of Diamond for the three and nine months ended September 30, 2010.
13. RESTRUCTURING
During fiscal 2010 and 2009, the Company announced restructuring initiatives. As of September 30, 2010 and December 31, 2009, the Company’s total restructuring accrual was $3.2 million and $1.3 million, respectively. The Company continues to review its business for opportunities to reduce operating expenses and focus on executing its strategy based on core competencies and cost efficiencies.
2010 Plan
During the second quarter of 2010, the Company announced restructuring initiatives focused on aligning the Company’s cost base with revenues and other functional reorganizations and recorded $3.4 million in restructuring charges related to a global reduction in force across all functions. Total restructuring payment of $3.4 million is expected to be completed by the third quarter of 2011. The Company recorded $0.0 million and $3.6 million in restructuring charges for the three and nine months ended September 30, 2010, respectively.
2009 Plan
In July 2009, the Company began an initiative to consolidate a number of manufacturing and distribution operations into the Company’s University Park, Illinois plant collectively known as the Footprint restructuring plan (“Footprint”). The Company expects all of these actions will be completed in the 2010 calendar year. The Company recorded approximately $0.1 million and $0.4 million for three and nine months ended September 30, 2010 in costs associated with the Footprint initiative.

The following presents an analysis of the restructuring reserves included in other accrued liabilities as of September 30, 2010:

($ in millions)	Severance	Other	Total
Balance as of January 1, 2010	$0.8	$0.5	$1.3
Restructuring charges	3.3	0.7	4.0
Cash payments	(1.5)	(0.6)	(2.1)

Balance as of September 30, 2010	$2.6	$0.6	$3.2

The following presents an analysis of the restructuring reserves included in other accrued liabilities as of September 30, 2009:

($ in millions)	Severance	Other	Total
Balance as of January 1, 2009	$—	$—	$—
Restructuring charges	0.4	—	0.4
Cash payments	—	—	—

Balance as of September 30, 2009	$0.4	$—	$0.4

The following table shows the total amount of costs incurred by operating segment in connection with the restructuring programs:

	Three months ended		Nine months ended
	September 30,		September 30,
($ in millions)	2010	2009	2010	2009
Environmental Solutions	$0.5	$0.1	$0.7	$0.1
Safety and Security Systems	(0.4)	0.3	1.7	0.3
Fire Rescue	—	—	0.6	—
Federal Signal Technologies	—	—	0.4	—

Total restructuring by operating segment	0.1	0.4	3.4	0.4
Corporate	—	—	0.6	—

Total restructuring	$0.1	$0.4	$4.0	$0.4

Effective June 6, 2010, the Company reorganized its segments to better align the Company’s intelligent transportation and public safety businesses for future growth. As a result of this reorganization, the Company created a new operating segment called Federal Signal Technologies that includes the vehicle classification software, automated license plate recognition and parking systems businesses from our Safety and Security Systems operating segment and the newly acquired businesses, Sirit and VESystems. The Safety and Security Systems operating segment retained the businesses that offer systems for campus and community alerting, emergency vehicles, first responder interoperable communications, industrial communications and command and municipal security.
14. COMPREHENSIVE INCOME
The following table presents the Company’s comprehensive income for the three and nine month periods ended September 30, 2010 and 2009, respectively:

	Three months ended		Nine months ended
	September 30,		September 30,
($ in millions)	2010	2009	2010	2009
Net income (loss)	$2.5	$4.4	$(1.6)	$(0.4)
Foreign currency translation	15.2	7.8	(1.2)	19.4
Unrealized gain on derivatives, net of tax	0.2	0.0	0.5	0.1
Change in unrecognized gain (losses) related to pension benefit plans, net of tax	0.2	0.5	2.3	(0.1)

Comprehensive income	$18.1	$12.7	$0.0	$19.0

15. DISCONTINUED OPERATIONS
The following table presents the operating results of the Company’s discontinued operations for the three and nine month periods ended September 30, 2010 and 2009:

	Three months ended		Nine months ended
	September 30,		September 30,
($ in millions)	2010	2009	2010	2009
Net revenue	$—	$6.0	0.1	$44.1
Cost and expenses	(0.7)	(5.4)	(1.8)	(39.6)

Income (loss) before income taxes	(0.7)	0.6	(1.7)	4.5
Income tax benefit (expense)	0.3	(0.5)	0.6	(1.6)

(Loss) income on discontinued operations	$(0.4)	$0.1	$(1.1)	$2.9

2010
     On September 1, 2010, the Company sold its Riverchase business for $0.2 million, which had previously been reported as part of the Safety and Security Systems operating segment. The Company’s Riverchase business developed a suite of products that enables emergency response agencies to manage and communicate remotely with their fleets. The Company wrote down assets of the Riverchase business to net realizable value, resulting in a net loss of $1.4 million in the second quarter of 2010. The net loss included the write-off of $1.2 million of intangible assets.
2009
     On November 30, 2009, the Company sold 100% of the shares of Pauluhn, located in Pearland, Texas, for $35.0 million, of which $3.5 million is expected to be received in 2010, subject to an initial working capital adjustment. The results of Pauluhn’s operations were previously included within the Safety and Security Systems Group. Pauluhn provided marine, offshore and industrial lighting products with innovative solutions for hazardous locations and corrosive environments. In association with the sale, the Company recognized a gain on disposal of discontinued operations of Pauluhn of $14.3 million for the year ended December 31, 2009, which included a gain of $1.8 million transferred from cumulative translation adjustments. The gain included costs associated with the sale of $1.1 million and the write-off of $18.3 million of goodwill of the Safety and Security Systems Group attributable to Pauluhn. Proceeds from the sale were used to pay down debt and fund core operations. In the third quarter 2010, the Company recorded $0.9 million tax benefit adjustment as a result of finalization of 2009 federal tax return for Pauluhn.
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
The following table shows an analysis of assets and liabilities of discontinued operations as of September 30, 2010 and December 31, 2009:

	September 30,	December 31,
($ in millions)	2010	2009
Current assets	$8.3	$7.3
Long-term assets	—	2.3
Financial service assets, net	1.9	2.6

Total assets of discontinued operations	$10.2	$12.2

Current liabilities	$2.8	$1.0
Long-term liabilities	9.1	10.8
Financial service liabilities	1.7	2.5

Total liabilities of discontinued operations	$13.6	$14.3

Included in long-term liabilities as of September 30, 2010 and December 31, 2009 are $6.9 million and $7.0 million, respectively relating to estimated product liability obligations of the North American refuse truck body business.
16. SUBSEQUENT EVENT
Effective October 29, 2010, the Company entered into a Release and Severance Agreement (the “Severance Agreement”) with William H. Osborne pursuant to which Mr. Osborne agreed to resign as President, Chief Executive Officer and director of Federal Signal Corporation (the “Company”), and the Company will pay Mr. Osborne substantially the same severance benefits as would have been payable under Mr. Osborne’s employment agreement with the Company for a termination without cause. All unvested equity awards will be forfeited and recorded in the fourth quarter of 2010. The Company expects to recognize a liability for this agreement in the fourth quarter of 2010 of approximately $1.8 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Management’s Discussion and Analysis of Financial Condition of Operations (“MD&A”) is designed to provide information that is supplemental to, and shall be read together with the condensed consolidated financial statements and the accompanying notes contained in this Quarterly Report on Form 10-Q and the Annual Report on Form 10-K for the year ended December 31, 2009. Information in MD&A is intended to assist the reader in obtaining an understanding of the condensed consolidated financial statements, information about the Company’s business segments and how the results of those segments impact the Company’s results of operations and financial condition as a whole, and how certain accounting principles affect the Company’s condensed consolidated financial statements. The Company’s results for interim periods are not necessarily indicative of annual operating results.
Executive Summary
The Company is a leading global manufacturer and supplier of (i) safety, security and communication equipment, (ii) street sweepers and other environmental vehicles and equipment, and (iii) vehicle-mounted, aerial platforms for fire fighting, rescue, electric utility and industrial uses. We also are a designer and supplier of technology-based products and services for the public safety and Intelligent transportation system markets. In addition, we sell parts and tooling and provide service and repair, equipment rentals and training as part of a comprehensive offering to our customer base. We operate 19 manufacturing facilities in 7 countries and provide our products and integrated solutions to municipal, governmental, industrial and commercial customers throughout the world.
Effective June 6, 2010, the Company reorganized its segments to better align the Company’s intelligent transportation and public safety businesses for growth. As a result of this reorganization, the Company created a new operating segment called Federal Signal Technologies (“FSTech”) that includes the vehicle classification software, automated license plate recognition and parking systems businesses from our Safety and Security Systems operating segment and the newly acquired businesses, Sirit and VESystems. The Safety and Security Systems operating segment retained the businesses that offer systems for campus and community alerting, emergency vehicles, first responder interoperable communications, industrial communications and command and municipal security.
As a result of this reorganization, our four operating segments as of June 6, 2010 are as follows:
Federal Signal Technologies Group
Our Federal Signal Technologies Group is a provider of technologies and solutions to the intelligent transportation systems and public safety markets and other applications. These products and solutions provide end users with the tools needed to automate data collection and analysis, transaction processing and asset tracking. FSTech provides technology platforms and services to customers in the areas of radio frequency identification systems, transaction processing vehicle classification, electronic toll collection, automated license plate recognition, electronic vehicle registration, parking and access control, cashless payment solutions, congestion charging, traffic management, site security solutions and supply chain systems. Products are sold under PIPS TM, Idris ®, Sirit TM and VESystems TM brand names. The group operates manufacturing facilities in North America and Europe.
Safety and Security Systems Group
Our Safety and Security Systems Group is a leading manufacturer and supplier of comprehensive systems and products that law enforcement, fire rescue, emergency medical services, campuses, military facilities and industrial sites use to protect people and property. Offerings include systems for campus and community alerting, emergency vehicles, first responder interoperable communications, industrial communications and command and municipal networked security. Specific products include lightbars and sirens, public warning sirens and public safety software. Products are sold under the Federal Signal TM, Federal Signal VAMA TM, Target Tech ® and Victor TM brand names. The group operates manufacturing facilities in North America, Europe, China and South Africa.
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
Results of Operations
The following information summarizes our consolidated statements of operations and illustrates the key financial indicators used to assess our consolidated financial results:

	Three months ended September 30,			Nine months ended September 30,
($ in millions, except per share data)	2010	2009	Change	2010	2009	Change
Net revenue	$182.0	$162.2	$19.8	$547.2	$545.1	$2.1
Cost of sales	136.3	121.9	14.4	406.4	406.5	(0.1)

Gross profit	45.7	40.3	5.4	140.8	138.6	2.2
Selling, general and administrative	40.0	32.8	7.2	123.4	118.2	5.2
Acquisition and integration related costs	0.1	—	0.1	3.8	—	3.8
Restructuring charges	0.1	0.4	(0.3)	4.0	0.4	3.6

Operating income	5.5	7.1	(1.6)	9.6	20.0	(10.4)
Interest expense	2.2	2.6	(0.4)	8.3	8.8	(0.5)
Other income (expense), net	0.5	0.7	(0.2)	(0.9)	(0.3)	(0.6)
Income tax (expense) benefit	(0.8)	(0.8)	—	1.1	(1.7)	2.8

Income from continuing operations	3.0	4.4	(1.4)	1.5	9.2	(7.7)
(Loss) from discontinued operations and disposal, net of tax	(0.5)	—	(0.5)	(3.1)	(8.8)	5.7

Net income (loss)	$2.5	$4.4	$(1.9)	$(1.6)	$0.4	$(2.0)

Other data:
Operating margin	3.0%	4.4%	(1.4%)	1.8%	3.7%	(1.9%)
Earnings (loss) per share — continuing operations	$0.05	$0.09	$(0.04)	$0.03	$0.19	$(0.16)
Orders	$170.3	$153.8	$16.5	$556.3	$465.0	$91.3
Depreciation and amortization	$5.0	$3.9	$1.1	$14.8	$11.3	$3.5
Net Revenue
Safety and Security Systems segment net revenue decreased $3.2 million and $7.6 million for the three and nine months ended September 30, 2010 compared to the respective prior year periods primarily due to soft municipal demand for police, fire, and outdoor warning products and unfavorable currency impact, partially offset by a strong industrial demand.
Fire Rescue segment net revenue decreased $7.1 million and $26.6 million for the three and nine months ended September 30, 2010 compared to the respective prior year periods primarily due to a lower order backlog, lower volumes in both the industrial and rental markets and unfavorable currency impact.
Environmental Solutions segment net revenue increased $18.1 million and $7.6 million in the three and nine months ended September 30, 2010 compared to the prior year periods as a result of an increase in demand both domestically and internationally as well as and favorable product mix and pricing.
Federal Signal Technologies segment net revenue increased $12.0 million and $28.7 million for the three and nine months ended compared to the respective prior year periods due to the acquisitions of Sirit and VESystems in March 2010 and Diamond Consulting in December 2009.

Cost of Sales
Cost of sales increased $14.4 million in the three months ended September 30, 2010 compared to the prior year period in line with the increase in net revenue. Cost of sales was flat for the nine months ended September 30, 2010 while net revenue increased $2.1 million as a result of changes in product mix and improved efficiencies compared to the respective prior year periods.
Gross Profit
Gross profit increased $5.4 million and $2.2 million in the three months and nine months ended September 30, 2010 compared to the prior year periods as a result of changes in product mix and improved efficiencies.
Acquisition and Integration Related Costs
For the three and nine months ended September 30, 2010, the Company incurred $0.1 million and $3.8 million of acquisition and integration related costs. These costs include, but are not limited to, direct costs of recent acquisitions and costs directly associated in the formation of our new operating segment, FSTech. There were no acquisition and integration related costs for the respective prior year periods.
Restructuring Charges
Restructuring charges were $0.1 million and $4.0 million for the three and nine months ended September 30, 2010. In the second quarter of 2010, the Company announced restructuring initiatives focused on aligning the Company’s cost base with revenues and other functional reorganizations. The Company recorded $3.4 million in restructuring charges in the second quarter of 2010 related to a global reduction in force across all functions. Payment of accrued amounts related to severance and benefits which are expected to be completed by the third quarter of 2011. The remaining expense, $0.6 million, for the nine months ended September 30, 2010, is related to the 2009 Footprint restructuring plan. There were no restructuring charges for the respective prior year periods.
Operating Income
Operating income decreased $1.6 million and $10.4 million in the three months and nine months ended September 30, 2010 compared to the prior year periods primarily due to acquisition and integration related charges, deferred retention charges, restructuring charges, and higher legal and trial costs associated with the Company’s ongoing hearing loss litigation.
Interest Expense
Interest expense decreased $0.4 million and $0.5 million for the three months and nine months ended September 30, 2010 compared to the prior year due to lower average borrowing cost of debt.
Other Income (Expense), Net
Other income (expense), net decreased $0.2 million for the three months ended September 30, 2010 compared to the respective prior year periods as result of unfavorable foreign currency impact. Other income (expense), net increased $0.6 million for the nine months ended September 30, 2010 compared to the respective prior year period as result of unfavorable foreign currency impact.
Effective Tax Rate
The Company’s effective tax rate was (275.0%) and 15.6% for the nine month periods ended September 30, 2010 and 2009, respectively.
The Company’s effective tax rate was 21.1% and 15.4% for the three month periods ended September 30, 2010 and 2009, respectively.
The lower tax rate in the nine month period ending September 30, 2010, compared to nine month period ending September 30, 2009, is caused by a $0.6 million tax benefit recorded in the second quarter primarily related to the net effects of a release in reserves for state income taxes and an increase in reserves for certain foreign income taxes. In addition, a tax benefit of $0.4 million was recorded in the third quarter of 2010 for the revaluation of deferred taxes in the United Kingdom due to a reduction in the statutory rate.

The higher tax rate in the three month period ending September 30, 2010, compared to three month period ending September 30, 2009, reflects research and development tax credit benefits that are not reflected in the three month period ended September 30, 2010 as Congress has not yet extended the credit. In addition, the three month period ending September 30, 2009 reflects a benefit of $0.4 million primarily related to the release of reserves due to expiration of federal and state statute of limitations. The tax rate in the three month period ended September 30, 2010 was favorably impacted by a change in the United Kingdom statutory rate. The United Kingdom rate was lowered which required a revision to our United Kingdom deferred tax liabilities and a 10% reduction in our third quarter tax rate.
The Company’s unrecognized tax benefits were $5.0 million at January 1, 2010 of which $4.7 million are tax benefits that if recognized, would reduce the annual effective tax rate. The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. Interest and penalties amounting to $0.5 million and $0.1 million, respectively, are included in the consolidated balance sheet at September 30, 2010. The Company expects the unrecognized tax benefits to decrease by $0.6 over the next 12 months. In the nine months ended September 30, 2010, the Company’s unrecognized tax benefits decreased by $0.6 million.
Income from Continuing Operations
Income from continuing operations was $3.0 million and $4.4 million in the three months ended September 30, 2010 and 2009, respectively. The decrease in income from continuing operations is due to lower operating income as described above and a decrease in other income (expense), net partially offset by lower interest expense. Income from continuing operations was $1.5 million and $9.2 million in the nine months ended September 30, 2010 and 2009, respectively. The decrease in income from continuing operations is due to lower operating income as described above partially offset by lower interest expense and a tax benefit.
Discontinued Operations and Disposals
A loss of $0.5 million from discontinued operations and disposals for three months ended September 30, 2010 compared to the prior year period is due to an increase in product liability reserve partially offset by a tax benefit adjustment related to the sale of the Pauluhn business. A loss of $3.1 million from discontinued operations and disposals for the nine months ended September 30, 2010 is due primarily to an increase in product liability, a $1.4 million loss on disposal of Riverchase, partially offset by a tax benefit adjustment related to the sale of the Pauluhn business. A loss of $8.8 million from discounted operations and disposals for the nine months ended September 30, 2009 is primarily related to the discontinuation of the Company’s European street sweeper business.
Earnings per Share
Diluted earnings per share from continuing operations were $0.05 for the quarter ended September 30, 2010. For the nine months ended September 30, 2010, diluted earnings per share from continuing operations was $0.03.
Orders and Backlog
Orders increased 10.7% and 19.6%, or $16.5 million and $91.3 million, respectively, for the three and nine months ended September 30, 2010 compared to the respective prior year periods as the U.S. and global markets continue the recovery from the recession. For additional information regarding orders during the three and nine months ended September 30, 2010, please see the operating results information included below under “Safety and Security Systems,” “Fire Rescue,” “Environmental Solutions,” and “Federal Signal Technologies.”
Backlog is $209.9 million at September 30, 2010, which is $6.3 million higher than the same period in 2009.

Safety and Security Systems
The following table summarizes the Safety and Security Systems Group’s operating results for the three and nine month periods ended September 30, 2010 and 2009, respectively:

	Three months ended September 30,			Nine months ended September 30,
($ in millions)	2010	2009	Change	2010	2009	Change
Orders	$48.3	$52.4	(4.1)	$163.4	$162.3	$1.1
Net revenue	51.0	54.2	(3.2)	160.5	168.1	(7.6)
Operating income	5.7	5.2	0.5	16.0	16.6	(0.6)
Operating margin	11.2%	9.6%	1.6%	10.0%	9.9%	0.1%
Depreciation and amortization	$0.9	$1.0	(0.1)	$2.8	$2.8	—
Orders decreased $4.1 million for the three months ended September 30, 2010 compared to the respective prior year period. U.S. orders decreased $3.4 million due to lower municipal spending in the police, fire and outdoor warning markets, partially offset by stronger industrial demand of $2.2 million. Non-U.S. orders decreased $2.9 million as strong demand for industrial and outdoor warnings systems were offset by weak demand in the police and fire markets and an unfavorable currency impact. Orders increased slightly, by $1.1 million for the nine months ended September 30, 2010 compared to the respective prior year period. U.S. orders decreased $3.1 million, as strong industrial demand was offset with lower municipal spending in the police, fire and outdoor warning markets. Non-U.S. orders increased $4.2 million, driven primarily by a strong industrial demand and a large European police order.
Net revenues decreased $3.2 million for the three months ended September 30, 2010 compared to the respective prior year period primarily due to soft municipal demand for fire and police products and an unfavorable currency impact of $0.9 million, partially offset by strong industrial demand. Net revenues decreased $7.6 million, for the nine months ended September 30, 2010 compared to the respective prior year period as a result of weak municipal demand and an unfavorable currency impact of $0.9 million, partially offset by strong industrial demand.
Operating income increased $0.5 million for the three months ended September 30, 2010 compared to the respective prior year period as a result of cost reduction activities. Operating income decreased $0.6 million for the nine months ended September 30, 2010 compared to the respective prior year period due to lower volumes and restructuring charges partially offset by cost reduction activities.
Fire Rescue
The following table summarizes the Fire Rescue Group’s operating results for the three and nine month periods ended September 30, 2010 and 2009, respectively:

	Three months ended September 30,			Nine months ended September 30,
($ in millions)	2010	2009	Change	2010	2009	Change
Orders	$21.1	$26.2	$(5.1)	$72.7	$68.2	$4.5
Net revenue	20.3	27.4	(7.1)	74.8	101.4	(26.6)
Operating income	1.4	2.3	(0.9)	5.1	9.5	(4.4)
Operating margin	6.9%	8.4%	(1.5%)	6.8%	9.4%	(2.6%)
Depreciation and amortization	$0.5	$0.5	$—	$1.6	$1.3	$0.3
Orders decreased $5.1 million for the three months ended September 30, 2010 compared to the respective prior year period. The decrease is due to lower European municipal and government spending, continued weakness in the fire-lift market and an unfavorable currency impact of $2.1 million. Orders increased $4.5 million for the nine months ended September 30, 2010 compared to the respective prior year period primarily as result of strong demand for the fire-lift product in Asia offset in part by an unfavorable currency impact of $2.8 million.
Net revenues decreased $7.1 million, for the three months ended September 30, 2010 compared to the respective prior year period as a result of lower volumes in all markets and an unfavorable currency impact of $1.0 million. Net revenues decreased $26.6 million for the nine months ended September 30, 2010 compared to the respective prior year period as a result of lower volumes in all markets, weak backlog and an unfavorable currency impact of $2.3 million.
Operating income decreased by $0.9 million and $4.4 million for the three and nine months ended September 30, 2010, respectively, compared to the respective prior year periods due to lower volumes. Operating margin decreased by 1.5% and 2.6% for the three and nine months ended September 30, 2010 compared to the respective prior year periods due to lower revenue volumes and an unfavorable currency impact partially offset by cost reduction activities.

Environmental Solutions
The following table summarizes the Environmental Solutions Group’s operating results for the three and nine month periods ended September 30, 2010 and 2009, respectively:

	Three months ended September 30,			Nine months ended September 30,
($ in millions)	2010	2009	Change	2010	2009	Change
Orders	$79.7	$60.8	$18.9	$244.4	$191.9	$52.5
Net revenue	83.5	65.4	18.1	238.3	230.7	7.6
Operating income	4.7	2.7	2.0	15.6	11.9	3.7
Operating margin	5.6%	4.1%	1.5%	6.5%	5.2%	1.3%
Depreciation and amortization	$1.2	$1.1	$0.1	$3.5	$3.3	$0.2
Orders increased $18.9 million for the three months ended September 30, 2010 compared to the respective prior year period. U.S. orders increased $21.9 million for the three months ended September 30, 2010 compared to the respective prior year period due to an increase of $23.4 million in the industrial market, and favorable pricing and product mix, partially offset by continued weakness in the municipal and government markets. Non-U.S. orders for the three months ended September 30, 2010 compared to the respective prior year period decreased $3.0 million. Orders increased $52.5 million for the nine months ended September 30, 2010 compared to the respective prior year period. U.S. orders increased $49.1 million for the nine months ended September 30, 2010 compared to the respective prior year period due to an increase of $40.3 million and $8.8 million, respectively, in the industrial and municipal markets. Non-U.S. orders increased $3.4 million, for the nine months ended September 30, 2010 compared to the respective prior year period as result of continuing efforts toward global expansion.
Net revenues increased $18.1 million for the three months ended September 30, 2010 compared to the respective prior year period. As a result of increased demand for products, both domestically and internationally coupled with favorable product mix and pricing. Net revenues increased $7.6 million for the nine months ended September 30, 2010 compared to the respective prior year period as a result of an increased demand for products globally as well as favorable product mix and pricing.
Operating income increased $2.0 million and $3.7 million for the three and nine months ended September 30, 2010, respectively, compared to the respective prior year periods due to higher gross margins resulting from increased volumes, favorable product mix and pricing. Operating margin increased 1.5% and 1.3% for the three and nine months ended September 30, 2010 compared to the respective prior year periods.
Federal Signal Technologies
The following table summarizes the Federal Signal Technologies Group’s operating results for the three and nine month periods ended September 30, 2010 and 2009, respectively:

	Three months ended September 30,			Nine months ended September 30,
($ in millions)	2010	2009	Change	2010	2009	Change
Orders	$21.2	$14.4	$6.8	$75.8	$42.6	$33.2
Net revenue	27.2	15.2	12.0	73.6	44.9	28.7
Operating (loss) income	(1.1)	1.1	(2.2)	(3.6)	2.9	(6.5)
Operating margin	(4.0%)	7.2%	(11.2%)	(4.9%)	6.5%	(11.4%)
Depreciation and amortization	$2.2	$1.1	$1.1	$6.3	$3.3	$3.0
Orders increased $6.8 million to $21.2 million for the three months ended September 30, 2010 compared to the respective prior year period. U.S. orders increased $4.1 million for the three months ended September 30, 2010 compared to the respective prior year period as a result of orders attributed to the newly acquired businesses, Sirit and VESystems, partially offset by a decrease in both ALPR cameras and parking systems. Non-U.S. orders increased $2.7 million for the three months ended September 30, 2010 compared to the respective prior year period as a result of increased Europe and Asia Pacific order activity. Orders increased $33.2 million for the nine months ended September 30, 2010 compared to the respective prior year period. U.S. orders increased $26.8 million for the nine months ended September 30, 2010 compared to the respective prior year period due to orders from the newly acquired business Sirit, VESystems and Diamond of $15.8 million, and increases in parking systems and ALPR cameras of $9.0 million and $2.0 million, respectively. Non-U.S. orders increased $6.4 million for the nine months ended September 30, 2010 compared to the respective prior year period as the result of increased activity in Europe and Asia Pacific.
Net revenues increased $12.0 million for the three months ended September 30, 2010 compared to the respective prior year period due to revenues from the newly acquired businesses of Sirit, VESystems and Diamond of $10.7 million and an increase in ALPR cameras. Net revenues increased $28.7 million for the nine months ended September 30, 2010 compared to the respective prior year period primarily due to the newly acquired businesses of Sirit, VESystems and Diamond of $26.1 million and increased ALPR cameras.

Operating loss was $1.1 million and $3.6 million for the three and nine months ended September 30, 2010, respectively, compared to operating income of $1.1 million and $2.9 million for the respective prior year periods. The decrease in operating income for the three and nine months ended September 30, 2010 was a result of higher amortization costs, facility consolidation costs, higher research and development costs, and deferred retention expense related to acquisitions.
Corporate Expenses
Corporate expenses were $5.2 million and $4.2 million for the three months ended September 30, 2010 and 2009, respectively. The increase was due to $1.0 million in legal expenses associated with the hearing loss litigation.
Corporate expenses for the nine months ended September 30, 2010 were $23.5 million and $20.9 million for the comparable period in 2009. The increase was due to $2.1 million in legal expenses associated with the hearing loss litigation and $3.8 million in acquisition and integration related cost associated with Sirit and VESystems, offset by lower costs of $2.7 million associated with a proxy contest initiated by an activist shareholder charged in 2009.
Corporate expenses included depreciation and amortization expense of $0.2 million and $0.6 million for the three and nine month periods ended September 30, 2010, and 2009, respectively.
Seasonality of Company’s Business
Certain of the Company’s businesses are susceptible to the influences of seasonal buying or delivery patterns. The Company’s businesses which tend to have lower sales in the first two calendar quarters compared to other quarters as a result of these influences are street sweeping, fire rescue products, outdoor warning, emergency signaling products and parking systems.
Financial Position, Liquidity and Capital Resources
The Company utilizes its operating cash flow and available borrowings under its revolving credit facility for working capital needs of its operations, capital expenditures, strategic acquisitions of companies operating in markets related to those already served, pension contributions, debt repayments, share repurchases and dividends.
The following table summarizes the Company’s cash flows for the nine month periods ended September 30, 2010 and 2009, respectively:

	Nine months ended
	September 30,
($ in millions)	2010	2009
Net cash provided by operating activities	$12.6	$40.0
Purchases of properties and equipment	(10.4)	(11.8)
Proceeds from sale of properties, plant and equipment	1.8	1.2
Payments for acquisitions, net of cash acquired	(97.3)	—
Net cash provided by discontinued investing activities	0.2	14.1
Proceeds from equity offering, net of fees	71.2	—
Borrowing activity, net	26.8	(41.1)
Net cash used for discontinued financing activities	(0.7)	(7.1)
Cash dividends paid to shareholders	(10.4)	(8.7)
Other, net	1.1	11.1

Decrease in cash and cash equivalents	$(5.1)	$(2.3)

Cash provided in operating activities for the nine months ended September 30, 2010 was $12.6 million compared to $40.0 million for the respective prior year period. The decrease is primarily due to an increase in cash used to support net working capital and lower earnings.
On September 1, 2010, the Company prepaid $20.0 million of principal at par with no prepayment penalty and related accrued interest of $0.4 million on the $66.9 million outstanding principal balance of its private placement debt. The prepayment was funded by the Company’s available capacity under its revolving credit facility. The remaining principal debt balance under the Private Placement Note Agreements was $46.9 million as of September 30, 2010.

In May 2010, the Company issued 12.1 million common shares at a price of $6.25 per share for total gross proceeds of $75.6 million. After deducting direct fees, net proceeds totaled $71.2 million. Proceeds from the equity offering were used to pay down debt.
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
Debt, net of cash, as a percentage of capitalization was 34.6% at September 30, 2010, versus 35.4% at December 31, 2009.
At September 30, 2010, $179.9 million was drawn against the Company’s revolving credit facility which matures April 25, 2012. Borrowings under the facility bear interest, at the Company’s option, at the Base Rate or LIBOR, plus an applicable margin. The applicable margin ranges up to 0.75% for Base Rate borrowings and 1.00% to 2.00% for LIBOR borrowings depending on the Company’s total indebtedness to capital ratio. At September 30, 2010, the Company’s applicable margins over LIBOR and Base Rate borrowings were 1.50% and 0.25%, respectively.
The Company’s revolving credit facility and private placement notes contain certain financial covenants which the Company must be in compliance with at each fiscal quarter end. For the Second Amended Credit Agreement and each of the Private Placement Note Agreements, covenants include a maximum debt-to-capitalization ratio, an interest expense coverage ratio and a minimum net worth requirement. At September 30, 2010, the Company was in compliance with its financial covenants and agreements.
As of September 30, 2010, €9.0 million (or $12.4 million), was drawn on the Alternative Currency Facility, a supplemental agreement under the Second Amended Credit Agreement, and $167.5 million was drawn directly under the Second Amended Credit Agreement for a total of $179.9 million drawn under the Second Amended Credit Agreement, leaving available borrowings of $70.1 million not including $30.3 million of capacity used for existing letters of credit.
At September 30, 2010, $1.4 million was drawn against the Company’s non-U.S. lines of credit, which provide for borrowings up to $18.1 million.
Given the Company’s cash position and debt structure, the Company has not experienced any material liquidity issues. The Company has $7.9 million of private placement principal debt payments due over the next twelve months. The Company expects that with its existing liquidity and the opportunities available to raise capital in the near term, it will meet all of its anticipated needs for liquidity during the next twelve months and for the foreseeable future.
The revolving credit facility and other debt instruments contain certain restrictive debt covenants and other customary events of default. Failure to comply with one or more of these restrictive covenants may result in an event of default. Given the current challenges that the Company faces in several markets, the Company could default on the interest coverage ratio in the fourth quarter of 2010. The Company continually monitors for compliance of its debt covenants. In the event of a future violation, the Company will work with its lenders to obtain a waiver or amend the existing debt instruments. However, upon an event of default, if not waived or the debt instruments are not amended by our lenders, our lenders may declare all amounts outstanding as due and payable.
The company accounts for goodwill and identifiable intangible assets in accordance with ASC 360 “Intangibles — Goodwill and Other.” Under this standard, the company assesses the impairment of goodwill and indefinite-lived intangible assets at least annually, or October 31, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.
In the event the Company encounters a significant adverse change in the business climate may accelerate a reduction in demand for certain Federal Signal products. This could result in reduced demand, along with lower-than-projected profits across certain Federal Signal brands. Management may revise its future cash flow expectations in the future, which could lower the fair value estimates of certain businesses.
Contractual Obligations and Commercial Commitments
Short-term borrowings increased $1.4 million at September 30, 2010 from $0.0 million at December 31, 2009 primarily due to the funding of working capital needs. Total long-term borrowings including current portion of the long-term borrowing increased to $228.9 million at September 30, 2010 from $202.7 million at December 31, 2009. See the Financial Condition, Liquidity and Capital Resources section of this report for more information.
Changes to the Company’s accrual for product warranty claims in the nine months ended September 30, 2010, is discussed in Note 11.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
See Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of our Annual Report on Form 10-K for the year ended December 31, 2009. There has been no significant changes in our exposure to market risk since December 31, 2009.
Item 4. Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2010. We completed our acquisitions of VESystems, LLC and Sirit Inc. on March 2, 2010 and March 5, 2010, respectively. As permitted by U.S. Securities and Exchange Commission regulations, management’s assessment as of September 30, 2010 did not include the internal control of VESystems, LLC and Sirit Inc., which are included in our condensed consolidated financial statements as of September 30, 2010. The combined total assets and net assets of VESystems, LLC and Sirit Inc. are $125.5 million and $114.8 million, respectively, as of September 30, 2010, and the combined net revenue and net loss for the nine-month period ended September 30, 2010 were $23.7 million and $(2.5) million, respectively.
Based on that evaluation, which excluded an assessment of internal control over financial reporting of the acquired operations of VESystems, LLC and Sirit Inc., the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2010. As a matter of practice, the Company’s management continues to review and document internal controls and procedures for financial reporting. From time to time, the Company may make changes aimed at enhancing the effectiveness of the controls and to ensure that the systems evolve with the business. During the quarter ended September 30, 2010, Michael Pryal, was appointed to the position of Vice President of Internal Audit, and there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Effective November 1, 2010, the Company named Dennis J. Martin President and Chief Executive Officer following the resignation of William H. Osborne.
Part II. Other Information
Item 1. Legal Proceedings
The information set forth in Note 11 of the condensed consolidated financial statements included in Part I of this Form 10-Q is incorporated herein by reference.
Item 1A. Risk Factors
There have been no material changes in risk factors described in Item 1A (“Risk Factors”) of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2010, except as follows:
We are subject to a number of restrictive debt covenants.
Our revolving credit facility and other debt instruments contain certain restrictive debt covenants and other customary events of default that may hinder our ability to continue operating or to take advantage of attractive business opportunities. These restrictive covenants include, among other things, an interest coverage ratio of 3.0:1.0 at the end of all quarters and a maximum debt-to-total-capitalization ratio of 0.5:1.0. Our ability to comply with these restrictive covenants may be affected by the other factors described in the “Risk Factors” section included in the March 31, 2010 10-Q and other factors outside our control. Failure to comply with one or more of these restrictive covenants may result in an event of default. Upon an event of default, if not waived by our lenders, our lenders may declare all amounts outstanding as due and payable. If we are unable to comply with the restrictive covenants in the future, we would be required to obtain further modifications from our lenders or secure another source of financing. If our current lenders accelerate the maturity of our indebtedness, we may not have sufficient capital available at that time to pay the amounts due to our lenders on a timely basis. In addition, these restrictive covenants may prevent us from engaging in transactions that benefit us, including responding to changing business and economic conditions and taking advantage of attractive business opportunities.
The revolving credit facility and other debt instruments contain certain restrictive debt covenants and other customary events of default. Failure to comply with one or more of these restrictive covenants may result in an event of default. Given the current challenges that the Company faces in several markets, the Company could default on the interest coverage ratio in the fourth quarter of 2010. The Company continually monitors for compliance of its debt covenants. In the event of a future violation, the Company will work with its lenders to obtain a waiver or amend the existing debt instruments. However, upon an event of default, if not waived or the debt instruments are not amended by our lenders, our lenders may declare all amounts outstanding as due and payable.
Item 5. Other Information.
On November 3, 2010, the Company issued a press release announcing its financial results for the three and nine months ended September 30, 2010. The full text of the press release is included as Exhibit 99.1 to this Form 10-Q.
Item 6. Exhibits
Exhibit 31.1 — CEO Certification under Section 302 of the Sarbanes-Oxley Act
Exhibit 31.2 — CFO Certification under Section 302 of the Sarbanes-Oxley Act
Exhibit 32.1 — CEO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act
Exhibit 32.2 — CFO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act
Exhibit 99.1 — Press Release dated November 3, 2010

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Signal Corporation
Date: November 3, 2010	By:	/s/ William G. Barker, III
William G. Barker, III
Senior Vice President and Chief Financial Officer