Form 10-K
period 2010-12-31
FEDERAL SIGNAL CORP /DE/
filed 2011-03-16
CIK 277509

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark if the registrant is a shell company, in Rule 12 b-2 of the Exchange Act.  Yes ☐     No ☑

State the aggregate market value of voting stock held by nonaffiliates of the Company as of June 30, 2010: Common stock, $1.00 par value — $371,834,220

Indicate the number of shares outstanding of each of the Company’s classes of common stock, as of February 28, 2011: Common stock, $1.00 par value — 62,133,115 shares

Documents Incorporated By Reference

Portions of the definitive proxy statement for the 2011 Annual Meeting of Shareholders are incorporated by reference in Part III.

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

These risks and uncertainties, some of which are beyond the Company’s control, include the cyclical nature of the Company’s industrial, municipal, government and commercial markets; restrictive debt covenants; impairment of goodwill and other indefinite lived intangible assets; ability to use net operating loss (“NOL”) carryovers to reduce future tax payments; availability of credit and third-party financing for customers; technological advances by competitors; the ability of the Company to expand into new geographic markets and to anticipate and meet customer demands for new products and product enhancements; domestic and foreign governmental policy change; changes in cost competitiveness including those resulting from foreign currency movements; increased competition and pricing pressures in the markets served by the Company; retention of key employees; volatility in securities trading markets; economic downturns; increased warranty and product liability expenses and client service interruption; an ability to expand our business through acquisitions, our ability to finance acquisitions or successfully integrate acquired companies; unknown liabilities assumed in connection with acquisitions; unforeseen developments in contingencies such as litigation; protection and validity of patent and other intellectual property rights; the Company’s ability to achieve expected savings from integration, synergy and other cost-control initiatives; compliance with environmental and safety regulations; disruptions in the supply of parts or components from sole source suppliers and subcontractors; risks associated with suppliers, dealer and other partner alliances; increased competition and pricing pressures in the markets served by the Company; disruptions within our dealer market; risks associated with work stoppages and other labor relations matters; restructuring and impairment charges as we continue to evaluate opportunities to restructure our business in an effort to optimize the cost structure; and general changes in the competitive environment. These risks and uncertainties include, but are not limited to, the risk factors described under Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K, Form 10-Qs and other filings with the SEC. These factors may not constitute all factors that could cause actual results to differ materially from those discussed in any forward-looking statement. The Company operates in a continually changing business environment and new factors emerge from time to time. The Company cannot predict such factors nor can it assess the impact, if any, of such factors on its financial position or results of operations. Accordingly, forward-looking statements should not be relied upon as a predictor of actual results. The Company disclaims any responsibility to update any forward-looking statement provided in this Form 10-K.

Explanatory Note

In this Form 10-K, we are restating our unaudited selected quarterly financial data for the first three quarters of 2010. We have not filed an amendment to our previously issued quarters. These prior interim period adjustments individually and in the aggregate are not material to the financial results for previously issued interim financial data in 2010. For more detailed information about the restatement, please see Note 19, “Summary of Quarterly Financial Information (unaudited)” in the accompanying Consolidated Financial Statements.

PART I

Item 1.	Business.

Federal Signal Corporation, founded in 1901, was reincorporated as a Delaware corporation in 1969. The Company designs and manufactures a suite of products and integrated solutions for municipal, governmental, industrial and commercial customers. Federal Signal’s portfolio of products includes safety and security systems, vacuum loader vehicles, street sweepers, truck mounted aerial platforms, waterblasters, and technology and solutions for intelligent transportation systems. Federal Signal Corporation and its subsidiaries (referred to collectively as “the Company” or “Company” herein, unless context otherwise indicates) operate 20 manufacturing facilities in 6 countries around the world serving customers in approximately 100 countries in all regions of the world.

Narrative Description of Business

Effective June 6, 2010, the Company reorganized its segments to better align the Company’s intelligent transportation and public safety businesses for growth. As a result of this reorganization, the Company created a new operating segment called Federal Signal Technologies Group (“FSTech”) that includes the vehicle classification software, automated license plate recognition and parking systems businesses from our Safety and Security Systems operating segment and the newly acquired businesses, Sirit and VESystems. The Safety and Security Systems operating segment retained the businesses that offer systems for campus and community alerting, emergency vehicles, first responder interoperable communications, industrial communications and command and municipal security.

As a result of this reorganization, products manufactured and services rendered by the Company are divided into four major operating segments: Federal Signal Technologies, Safety and Security Systems, Fire Rescue and Environmental Solutions. The individual operating businesses are organized as such because they share certain characteristics, including technology, marketing, distribution and product application, which create long-term synergies.

Financial information (net sales, operating income (loss), depreciation and amortization, capital expenditures and identifiable assets) concerning the Company’s four operating segments as of December 31, 2010 and 2009, and for each of the three years in the period ended, December 31, 2010 are included in Note 16 to the Consolidated Financial Statements included under Item 8 of Part II of this Form 10-K, and incorporated herein by reference. Information regarding the Company’s discontinued operations is included in Note 13 to the Consolidated Financial Statements included under Item 8 of Part II of this Form 10-K, and incorporated herein by reference.

Federal Signal Technologies Group

Our Federal Signal Technologies Group is a provider of technologies and solutions to the intelligent transportation systems and public safety markets and other applications. These products and solutions provide end users with the tools needed to automate data collection and analysis, transaction processing and asset tracking. FSTech provides technology platforms and services to customers in the areas of radio frequency identification systems (“RFID”), transaction processing vehicle classification, electronic toll collection, automated license plate recognition (“ALPR”), electronic vehicle registration, parking and access control, cashless payment solutions, congestion charging, traffic management, site security solutions and supply chain systems. Products are sold under

PIPStm, Idris®, Sirittm and VESystemstm brand names. FSTech operates manufacturing facilities in North America and Europe.

Safety and Security Systems Group

Our Safety and Security Systems Group is a leading manufacturer and supplier of comprehensive systems and products that law enforcement, fire rescue, emergency medical services, campuses, military facilities and industrial sites use to protect people and property. Offerings include systems for campus and community alerting, emergency vehicles, first responder interoperable communications, industrial communications, and command and municipal networked security. Specific products include lightbars and sirens, public warning sirens and public safety software. Products are sold under the Federal Signaltm, Federal Signal VAMAtm, Target Tech® and Victortm brand names. The Group operates manufacturing facilities in North America, Europe, and South Africa.

Segment results have been restated for all periods presented to exclude the operations of the Group’s China Wholly Owned Foreign Entity (“China WOFE”) business, which was reclassified as discontinued operations in 2010, and the Riverchase and Pauluhn businesses, which were reclassified as discontinued operations and sold in 2010 and 2009, respectively.

Fire Rescue Group

Our Fire Rescue Group is a leading manufacturer and supplier of sophisticated, vehicle-mounted, aerial platforms for fire fighting, rescue, electric utility and industrial uses. End customers include fire departments, industrial fire services, electric utilities, maintenance rental companies for applications such as fire fighting and rescue, transmission line maintenance, and installation and maintenance of wind turbines. The Group’s telescopic/articulated aerial platforms are designed in accordance with various regulatory codes and standards, such as European Norms (“EN”), National Fire Protection Association (“NFPA”) and American National Standards Institute (“ANSI”). In addition to equipment sales, the Group sells parts, service and training as part of a complete offering to its customer base. The Group manufactures in Finland and sells globally under the Bronto Skylift® brand name.

Segment results have been restated for all periods presented to exclude the operations of the Group’s E-ONE business which were reclassified as discontinued operations and sold in 2008.

Environmental Solutions Group

Our Environmental Solutions Group is a leading manufacturer and supplier of a full range of street sweeper and vacuum trucks and high-performance waterblasting equipment for municipal and industrial customers. We also manufacture products for the newer markets of hydro-excavation, glycol recovery and surface cleaning for utility and industrial customers. Products are sold under the Elgin®, Vactor®, Guzzler® and Jetstreamtm brand names. The Group primarily manufactures its vehicles and equipment in the United States.

Under the Elgin brand name, the Company sells the leading U.S. brand of street sweepers primarily designed for large-scale cleaning of curbed streets, parking lots and other paved surfaces utilizing mechanical sweeping, vacuum, and recirculating air technology for cleaning. Vactor is a leading manufacturer of municipal combination catch basin/sewer cleaning vacuum trucks. Guzzler is a leader in industrial vacuum loaders that clean up industrial waste or recover and recycle valuable raw materials. Jetstream manufactures high pressure waterblast equipment and accessories for commercial and industrial cleaning and maintenance operations. In addition to equipment sales, the Group is increasingly engaged in the sale of parts and tooling, service and repair, equipment rentals and training as part of a complete offering to its customer base.

Segment results have been restated for all periods presented to exclude the operation of the Group’s China WOFE business, which was reclassified as discontinued operations in 2010, and the Ravo business, which was sold in 2009.

Tool Group

In 2008, the Company sold the remaining businesses within the Tool Group, referred to collectively as “Die and Mold Operations.” The results of the Die and Mold Operations are reported within discontinued operations for all periods presented.

Financial Services

The Company ceased entering into new financial services activities in 2008 and sold 92% of its municipal lease portfolio during 2008. The operating results and gain recorded upon sale are reported within discontinued operations. At December 31, 2010, the remaining leases and floor plan receivable balances, net of reserves, of $1.6 million were included on the balance sheet as Assets of Discontinued Operations, net.

Marketing and Distribution

The Federal Signal Technologies Group companies sell RFID, ALPR, and Back Office management systems and products to municipal and governmental tollway agencies and tollway system integrators. These systems, products and services are sold domestically through a combination of a direct sales force and independent agents. Internationally these systems, products and services are sold through a network of independent representatives. Parking products and systems are sold to municipal agencies, hospitals, universities and private parking operators through an independent network of 110 domestic and international distributors.

The Safety and Security Systems Group companies sell to industrial customers through approximately 2,000 wholesalers/distributors who are supported by Company sales personnel and/or independent manufacturers’ representatives. Products are also sold to municipal and governmental customers through more than 1,900 active independent distributors as well as through original equipment manufacturers and direct sales. International sales are made through the Group’s independent foreign distributors or on a direct basis. The Company also sells comprehensive integrated warning and interoperable communications through a combination of a direct sales force and distributors.

The Fire Rescue and Environmental Solutions Groups use dealer networks and direct sales to service customers generally depending on the type and location of the customer. The Environmental Solutions direct sales channel concentrates on the industrial, utility and construction market segments while the dealer networks focus primarily on the municipal markets. The Company believes its national and global dealer networks for vehicles distinguish it from its competitors. Dealer representatives demonstrate the vehicles’ functionality and capability to customers and service the vehicles on a timely basis.

Customers and Backlog

Approximately 33%, 29% and 38% of the Company’s total 2010 orders were to U.S. municipal and government customers, U.S. commercial and industrial customers, and non-U.S. customers, respectively. No single customer accounted for 10% or more of the Company’s business.

During 2010, the Company’s U.S. municipal and government orders increased 2% from 2009, compared to a 13% decrease in these orders in 2009 as compared to 2008, due to the global economic recession. The U.S. commercial and industrial orders increased 67% from 2009, compared to a decrease of 38% in these orders in 2009 compared to 2008.

Approximately 70% of orders to non-U.S. customers flow to municipalities and governments while approximately 30% flow to industrial and commercial customers. The Non-U.S. municipal and government segment is essentially similar to the U.S. municipal and government segment in that it is largely dependent on tax revenues to support spending. Of the non-U.S. orders, the Company typically sells approximately 36% of its products in Europe, 16% in Canada, 15% in the Middle East and Africa, 12% in China and less than 10% in any other particular region.

The Company’s backlog totaled $216.8 million at December 31, 2010, which averages nearly three months of shipments overall. Backlogs vary by Group due to the nature of the Company’s products and buying patterns of its customers. Safety and Security Systems typically maintains an average backlog of two months of shipments,

Environmental Solutions maintains an average backlog of three to four months of shipments, Fire Rescue normally maintains an average backlog of five months of shipments, and FSTech maintains a two to three month average backlog, excluding maintenance contracts that cover a period of more than one year.

Suppliers

The Company purchases a wide variety of raw materials from around the world for use in the manufacture of its products, although the majority of current purchases are from North American sources. To minimize the risks of availability, price and quality, the Company is party to numerous strategic supplier arrangements. Although certain materials are obtained from either a single-source supplier or a limited number of suppliers, the Company has identified alternative sources to minimize the interruption of its business in the event of supply problems.

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

Competition

Within FSTech, the RFID and Back Office product lines are recognized as leading innovators. They maintain a top tier leadership position amongst three to four major competitors and ancillary market participants depending on geography. The Advanced Imaging product line maintains a domestic market leadership position by capitalizing on product technical leadership and application innovation. The Parking product line competes in a crowded, competitive market and leverages its distribution network and flexible product offerings to compete as one of the top tier suppliers.

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

Within the Environmental Solutions Group, Elgin is recognized as the market leader among several domestic sweeper competitors and differentiates itself primarily on product performance. Vactor and Guzzler both maintain the leading domestic position in their respective marketplaces by enhancing product performance with leading technology and application flexibility. Jetstream is a market leader in the in-plant cleaning segment of the U.S. waterblast industry, competing on product performance and rapid delivery.

Research and Development

The Company invests in research to support development of new products and the enhancement of existing products and services. The Company believes this investment is important to maintain and/or enhance its leadership position in key markets. Expenditures for research and development by the Company were approximately $18.8 million in 2010, $19.0 million in 2009 and $20.9 million in 2008.

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

Employees

The Company employed approximately 2,800 people in ongoing businesses at the close of 2010. Approximately 28% of the Company’s domestic hourly workers were represented by unions at December 31, 2010. The Company believes relations with its employees to be good.

Governmental Regulation of the Environment

The Company believes it substantially complies with federal, state and local provisions that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment. Capital expenditures in 2010 attributable to compliance with such laws were not material. The Company believes that the overall impact of compliance with environmental regulations will not have a material adverse effect on its future operations.

Seasonality

Certain of the Company businesses are susceptible to the influences of seasonal buying or delivery patterns causing lower sales typically in both the first and third calendar quarters as compared to other quarters. The Company’s businesses that tend to experience this seasonality include aerial platforms and European light bars and sirens.

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

Our ability to be profitable depends heavily on varying conditions in the United States government and municipal markets and the overall United States economy. The industrial markets in which we compete are subject to considerable cyclicality, and move in response to cycles in the overall business environment. Many of our customers are municipal governmental agencies, and as a result, we are dependent on municipal government spending. Spending by our municipal customers can be affected by local political circumstances, budgetary constraints, and other factors. The United States government and municipalities depend heavily on tax revenues as a source of their spending and accordingly, there is a historical correlation of a one or two year lag between the overall strength of the United States economy and our sales to the United States government and municipalities. Therefore, downturns in the United States economy are likely to result in decreases in demand for our products. During previous economic downturns, we experienced decreases in sales and profitability, and we expect our business to remain subject to similar economic fluctuations in the future.

We were not incompliance with our restrictive debt covenants as of December 31, 2010.

Our revolving credit facility and other debt instruments contain certain restrictive debt covenants and other customary events of default. These restrictive covenants include, among other things, an interest coverage ratio of 3.0:1.0 in all quarters and a maximum debt-to-total-capitalization ratio of 0.5:1.0 as of December 31, 2010.

The Company was in violation of its Interest Coverage Ratio covenant minimum requirement as defined in the Second Amended and restated Credit Agreement and the Note Purchase Agreements for the fiscal quarter ended December 31, 2010.

On March 15, 2011, the Company executed the Third Amendment and Waiver to Second Amended and Restated Credit Agreement dated as of April 25, 2007, among the Company, the lenders party thereto, and Bank of Montreal, as Agent (“the Third Amendment and Waiver”). On the same date, the Company also executed the Second Global Amendment and Waiver to the Note Purchase Agreements (“Second Global Amendment”) with the holders of its private placement notes (the “Notes”). Both the Third Amendment and Waiver and the Second Global Amendment include a permanent waiver of compliance with the Interest Coverage Ratio covenant for the Company’s fiscal quarter ended December 31, 2010. Included in the terms of the Third Amendment and Waiver and the Second Global Amendment are the replacement of the Interest Coverage Ratio covenant with a minimum EBITDA covenant effective January 1, 2011 with the first required reporting period on April 2, 2011, an increase in pricing to the Company’s revolving Credit Facility pricing grid, an increase in pricing for the outstanding Notes, mandatory prepayments from proceeds of asset sales, restrictions on use of excess cash flow, restrictions on dividend payments, share repurchases and other restricted payments and a 50 basis points fee paid to the bank lenders and holders of Notes upon execution of the Third Amendment and Waiver and the Second Global Amendment. There can be no assurance that we will be able to meet all of the revised financial covenants and other conditions required by our Credit Agreements in the future. In the event of a future default, our lenders may not grant additional waivers of future covenant violations and declare all amounts outstanding as due and payable, which would negatively impact our liquidity and our ability to operate. In addition, financial and other covenants we have with our lenders will limit our ability to incur additional indebtedness, make investments, pay dividends and engage in other transactions, and the leverage may cause potential lenders to be less willing to loan funds to us in the future.

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

We recognized impairment charges for our goodwill and other indefinite lived intangible assets.

In the fourth quarter of 2010, the Company recognized $67.1 million and $11.8 million of impairment charges on goodwill and trade names, respectively, within the FSTech segment. The goodwill impairment charge is an estimate and may be adjusted during the first quarter of 2011 upon completion of a detailed second step impairment analysis. In accordance with generally accepted accounting principles, we periodically assess our goodwill and other indefinite lived intangible assets to determine if they are impaired. Significant negative industry or economic trends, disruptions to our business, unexpected significant changes or planned changes in the use of our assets and market capitalization declines may result in additional future impairments to goodwill and other long lived assets. Future impairment charges could significantly affect our results of operations in the periods recognized. Impairment charges would also reduce our consolidated shareholders’ equity and increase our debt-to-total-capitalization ratio, which may result in an event of default under our revolving credit facility and other debt instruments. Upon an event of default, if not waived by our lenders, our lenders may declare all amounts outstanding as due and payable. See Note 5 — Goodwill and Other Intangible Assets for further detail.

  Our ability to use net operating loss (“NOL”) carryovers to reduce future tax payments could be negatively impacted if there is a change in our ownership or a failure to generate sufficient taxable income.

Presently, there is no annual limitation on our ability to use U.S. federal NOLs to reduce future income taxes. However, if an ownership change as defined in Section 382 of the Internal Revenue Code of 1986, as amended, occurs with respect to our capital stock, our ability to use NOLs would be limited to specific annual amounts. Generally, an ownership change occurs if certain persons or groups increase their aggregate ownership by more than 50 percentage points of our total capital stock in a three-year period. If an ownership change occurs, our ability to use domestic NOLs to reduce taxable income is generally limited to an annual amount based on the fair market value of our stock immediately prior to the ownership change multiplied by the long-term tax-exempt interest rate. NOLs that exceed the Section 382 limitation in any year continue to be allowed as carry forwards for the remainder of the 20-year carry forward period and can be used to offset taxable income for years within the carryover period subject to the limitation in each year. Our use of new NOLs arising after the date of an ownership change would not be affected. If more than a 50% ownership change were to occur, use of our NOLs to reduce payments of federal taxable income may be deferred to later years within the 20-year carryover period; however, if the carryover period for any loss year expires, the use of the remaining NOLs for the loss year will be prohibited. If we should fail to generate a sufficient level of taxable income prior to the expiration of the NOL carry forward periods, then we will lose the ability to apply the NOLs as offsets to future taxable income.

  The execution of our growth strategy is dependent upon the continued availability of credit and third-party financing arrangements for our customers.

Economic downturns result in tighter credit markets, which could adversely affect our customers’ ability to secure the financing or to secure the financing at favorable terms or interest rates necessary to proceed or continue with purchases of our products and services. Our customers’ or potential customers’ inability to secure financing for projects could result in the delay, cancellation or down-sizing of new purchases or the suspension of purchases already under contract, which could cause a decline in the demand for our products and services and negatively impact our revenues and earnings.

  Failure to keep pace with technological developments may adversely affect our operations.

We are engaged in an industry which will be affected by future technological developments. The introduction of products or processes utilizing new technologies could render our existing products or processes obsolete or unmarketable. Our success will depend upon our ability to develop and introduce on a timely and cost-effective basis new products, applications and processes that keep pace with technological developments and address increasingly sophisticated customer requirements. We may not be successful in identifying, developing and marketing new products, applications and processes and product or process enhancements. We may experience difficulties that could delay or prevent the successful development, introduction and marketing of product or process enhancements or new products, applications or processes. Our products, applications or processes may not adequately meet the requirements of the marketplace and achieve market acceptance. Our business, operating results and financial condition could be materially and adversely affected if we were to incur delays in developing new products, applications or processes or product or process enhancements, or if our products do not gain market acceptance.

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

Our business is subject to fluctuations in demand and changing international economic and political conditions that are beyond our control. We expect a significant portion of our revenues and profits to come from international sales for the foreseeable future. Operating in the international marketplace exposes us to a number of risks, including abrupt changes in foreign government policies and regulations, restrictive domestic and international trade regulations, U.S. laws applicable to foreign operations, such as the Foreign Corrupt Practices Act (“FCPA”), political, religious and economic instability, local labor market conditions, the imposition of foreign tariffs and other trade barriers and, in some cases, international hostilities. To the extent that our international operations are affected by unexpected and adverse foreign economic and political conditions, we may experience project disruptions and losses which could significantly reduce our revenues and profits. Additionally, penalties for non-compliance with laws applicable to international business and trade, such as FCPA, could negatively impact our business.

Some of our contracts are denominated in foreign currencies, which results in additional risk of fluctuating currency values and exchange rates, hard currency shortages and controls on currency exchange. Changes in the value of foreign currencies over the longer term could increase our U.S. dollar costs for, or reduce our U.S. dollar revenues from, our foreign operations. Any increased costs or reduced revenues as a result of foreign currency fluctuations could adversely affect our profits.

  We operate in highly competitive markets.

The markets in which we operate are highly competitive. Many of our competitors have significantly greater financial resources than the Company. The intensity of this competition, which is expected to continue, can result in price discounting and margin pressures throughout the industry and may adversely affect our ability to increase or maintain prices for our products. In addition, certain of our competitors may have lower overall labor or material costs. In addition, our contracts with municipal and other governmental customers are in some cases awarded and renewed through competitive bidding. We may not be successful in obtaining or renewing these contracts, which could be harmful to our business and financial performance.

  Our ability to operate effectively could be impaired if we fail to attract and retain key personnel.

Our ability to operate our businesses and implement our strategies depends in part on the efforts of our executive officers and other key employees. In addition, our future success will depend on, among other factors, our ability to attract and retain qualified personnel, including finance personnel, research professionals, technical sales professionals and engineers. The loss of the services of any key employee or the failure to attract or retain other qualified personnel could have a material adverse effect on our business or business prospects.

  We may incur material losses and costs as a result of product liability, warranty, recall claims, client service interruption or other lawsuits or claims that may be brought against us.

We are exposed to product liability and warranty claims in the normal course of business in the event that our products actually or allegedly fail to perform as expected, or the use of our products results or is alleged to result in bodily injury and/or property damage. For example, we have been sued by firefighters seeking damages claiming that exposure to our sirens has impaired their hearing and that the sirens are therefore defective. In addition, we are subject to other claims and litigation from time to time as further described in the notes to our consolidated financial statements. In addition, we could experience material liability or contractual damage costs due to software or service interruption in our FSTech business. We could experience material warranty or product liability costs in the future and incur significant costs to defend against these claims. We carry insurance and maintain reserves for product liability claims. However, we cannot assure that our insurance coverage will be adequate if such claims do arise, and any liability not covered by insurance could have a material adverse impact on our results of operations and financial position. A future claim could involve the imposition of punitive damages, the award of which, pursuant to state laws, may not be covered by insurance. In addition, warranty or other claims are not typically covered by insurance. Any product liability or warranty issues may adversely impact our reputation as a manufacturer of high quality, safe products and may have a material adverse effect on our business.

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

We also may not achieve anticipated revenue and cost benefits. Acquisitions may not be accretive to our earnings and may negatively impact our results of operations as a result of, among other things, the incurrence of debt, one time write-offs of goodwill, and amortization expenses of other intangible assets. In addition, future acquisitions could result in dilutive issuances of equity securities.

  We have substantially increased our leverage in order to finance acquisitions, and we are subject to restrictive covenants that will affect our ability to engage in business transactions.

We have incurred significant indebtedness for the financing of acquisitions. Increased indebtedness may reduce our flexibility to respond to changing business and economic conditions or fund capital expenditures or working capital needs because we will require additional funds to service our indebtedness. In addition, financial and other covenants we have with our lenders will limit our ability to incur additional indebtedness, make investments, pay dividends and engage in other transactions, and the leverage may cause potential lenders to be less willing to loan funds to us in the future.

  Businesses acquired by us may have liabilities which are not known to us.

We may assume liabilities in connection with the acquisition of businesses. There may be liabilities that we fail or are unable to discover in the course of performing due diligence investigations on the acquired businesses. In these circumstances, we cannot assure that our rights to indemnification from sellers of the acquired businesses to us will be sufficient in amount, scope or duration to fully offset the possible liabilities associated with the businesses or property acquired. Any such liabilities, individually or in the aggregate, could have a material adverse effect on our business.

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

  Our business may be adversely impacted by work stoppages and other labor relations matters.

We are subject to risk of work stoppages and other labor relations matters because a significant portion of our workforce is unionized. As of December 31, 2010, approximately 28% of our hourly workers are represented by labor unions and are covered by collective bargaining agreements. Many of these agreements include provisions that limit our ability to realize cost savings. Any strikes, threats of strikes, or other resistance in connection with the negotiation of new labor agreements or otherwise could materially adversely affect our business as well as impair our ability to implement further measures to reduce structural costs and improve production efficiencies. On February 23, 2011, the Company’s subsidiary, Vactor Manufacturing Inc., located in Streator, Illinois, received notice that the International Brotherhood of the Boilermakers filed a petition under the National Labor Relations Act, seeking certification to represent approximately 300 hourly employees for the purpose of collective bargaining. The election to determine whether a majority of the employees identified wish to be represented by the union for the purpose of collective bargaining normally occurs within 42 days of the filing of the petition, subject to adjustment in certain events.

  We could incur restructuring and impairment charges as we continue to evaluate opportunities to restructure our business and rationalize our manufacturing operations in an effort to optimize the cost structure.

We continue to evaluate opportunities to restructure our business and rationalize our manufacturing operations in an effort to optimize the cost structure which could include, among other actions, additional rationalization of our manufacturing operations. These actions could result in significant charges which could adversely affect our financial condition and results of operations. Future actions could result in restructuring and related charges, including but not limited to impairments, employee termination costs and charges for pension and other post retirement contractual benefits and pension curtailments that could be significant. We have substantial amounts of long-lived assets, including goodwill and intangible assets, which are subject to periodic impairment analysis and review. Identifying and assessing whether impairment indicators exist, or if events or changes in circumstances have occurred, including market conditions, operating results, competition and general economic conditions, requires significant judgment. Any of the above future actions could result in charges that could have an adverse effect on our financial condition and results of operations.

Item 1B.	Unresolved Staff Comments.

On December 27, 2010, the Company received a letter from the SEC whereby the SEC requested additional disclosure in future filings regarding (i) the determination of estimated useful lives associated with customer relationship intangible assets and (ii) the nature and terms of the deferred retention payments required in 2010 as a result of the acquisition of Diamond Consulting Services Limited and the related accounting. The Company responded to the SEC with the requested information in a comment response letter dated February 14, 2011 filed as correspondence with the SEC. The Company has not received a response from the SEC to the Company’s response letter. The Company has addressed the items raised by the SEC in this Form 10-K.

Item 2.	Properties.

As of December 31, 2010, the Company utilized 10 principal manufacturing plants located throughout North America, as well as 9 in Europe, and 1 in South Africa.

In total, the Company devoted approximately 1.0 million square feet to manufacturing and 0.7 million square feet to service, warehousing and office space as of December 31, 2010. Of the total square footage, approximately 40% is devoted to the Safety and Security Systems Group, 9% to the Fire Rescue Group, 40% to the Environmental Solutions Group, and 11% to the Federal Signal Technologies Group. Approximately 19% of the total square footage is owned by the Company with the remaining 81% being leased.

All of the Company’s properties, as well as the related machinery and equipment, are considered to be well-maintained, suitable and adequate for their intended purposes. In the aggregate, these facilities are of sufficient capacity for the Company’s current business needs.

In connection with the Company’s execution of the Third Amendment and Waiver and the Second Global Amendment on March 15, 2011, the Company’s facility located in Streator, Illinois will be mortgaged to support its obligation thereunder. A complete list of amended terms and conditions can be found in the Third Amendment and Waiver and the Second Global Amendment, which are included as Exhibits to this Form 10-K.

Item 3.	Legal Proceedings.

The information concerning the Company’s legal proceedings included in Note 15 of the Consolidated Financial Statements contained under Item 8 of Part II of this Form 10-K is incorporated herein by reference.

Item 4.	[Removed and Reserved]

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)	Market Information

The Company’s common stock is listed and traded on the New York Stock Exchange (“NYSE”) under the symbol FSS. At December 31, 2010, there were no material restrictions on the Company’s ability to pay dividends. The information concerning the Company’s market price range data included in Note 19 of the Consolidated Financial Statements contained under Item 8 of Part II of this Form 10-K is incorporated herein by reference.

(b)	Holders

As of February 28, 2011, there were 2,431 holders of record of the Company’s common stock.

(c)	Dividends

The information concerning the Company’s quarterly dividend per share data included in Note 19 of the Consolidated Financial Statements contained under Item 8 of Part II of this Form 10-K is incorporated herein by reference. The payment of future dividends is at the discretion of the Company’s Board of Directors and will depend, among other things, upon future earnings and cash flows, capital requirements, the Company’s general financial condition, general business conditions and other factors. Accordingly, the Company’s Board of Directors may at any time reduce or eliminate the Company’s quarterly dividend based on these factors. Effective March 15, 2011, the Company’s ability to pay dividends is restricted under the Company’s amended revolving credit facility and debt instruments. Under the terms of the Third Amendment and Waiver, dividends shall be permitted only if the following conditions are met:

•	No default or event of default shall exist or shall result from such payment;

•	Minimum availability under the Credit Agreement after giving effect to such restricted payment and any credit extensions in connection therewith of $18.0 million; and

•	Dividends may not exceed the lesser of (a) $625,000 (i.e., $0.01 per share) during any fiscal quarter and (b) Free Cash Flow for such quarter. “Free Cash Flow” means Excess Cash Flow before giving effect to dividends. The $625,000 limit will be increased to allow for the payment of dividends of $0.01 per share during any fiscal quarter for such share of stock sold for cash in a public or private offering after the effective date of the Third Amendment and Waiver.

•	The Company has met or exceeded its projected EBITDA at such time.

A complete list of amended terms and conditions can be found in the Third Amendment and Waiver and the Second Global Amendment, which are included as Exhibits to this Form 10-K.

(d)	Securities Authorized for Issuance under Equity Compensation

Information concerning the Company’s equity compensation plans is included under Item 12 of Part III of this Form 10-K.

(e)	Performance Graph

The graph below matches Federal Signal Corporation’s cumulative 5-year total shareholder return on common stock with the cumulative total returns of the Russell 2000 Index, the S&P Midcap 400, and the S&P Industrials Index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from December 31, 2005 to December 31, 2010.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Federal Signal Corporation, The Russell 2000 Index,
The S&P Midcap 400 Index and the S&P Industrials Index

*$100 invested on 12/31/05 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright © 2010 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	12/05	12/06	12/07	12/08	12/09	12/10

Federal Signal Corporation	100.00	108.48	77.20	57.69	44.08	52.03
Russell 2000	100.00	118.37	116.51	77.15	98.11	124.46
S&P Midcap 400	100.00	110.32	119.12	75.96	104.36	132.16
S&P Industrials	100.00	113.29	126.92	76.25	92.21	116.86

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

Item 6.	Selected Financial Data.

The following table presents the selected financial information of the Company as of and for each of the five years in the period ended December 31:

	2010	2009	2008	2007	2006

Operating Results ($ in millions):
Net sales (a)	$726.5	$750.4	$878.0	$854.5	$720.8
(Loss) income before income taxes (a)	(88.4)	25.1	22.6	47.5	34.9
(Loss) income from continuing operations(a)	(160.7)	19.8	28.7	35.3	26.8
Operating margin (a)	(10.6)%	4.8%	5.9%	8.1%	6.8%
Return on average common shareholders’ equity	(33.8)%	7.5%	(25.9)%	13.1%	5.7%
Common Stock Data (per share):
(Loss) income from continuing operations — diluted	$(2.79)	$0.41	$0.61	$0.74	$0.56
Cash dividends per share	0.24	0.24	0.24	0.24	0.24
Market price range:
High	$10.30	$9.30	$17.50	$17.00	$19.75
Low	4.91	3.73	5.10	10.82	12.69
Average common shares outstanding (in millions)	57.6	48.6	47.7	47.9	48.0
Financial Position at Year-End ($ in millions):
Working capital (a)(b)	$85.4	$113.2	$147.7	$83.3	$42.9
Current ratio (a)(b)	1.4	1.7	1.8	1.4	1.2
Total assets	764.5	744.5	839.0	1,172.9	1,054.3
Long-term debt, net of current portion	184.4	159.7	241.2	240.7	160.3
Shareholders’ equity	220.9	328.7	287.1	447.3	388.6
Debt-to-capitalization ratio (c)	54.3%	38.0%	49.3%	39.2%	36.7%
Net debt-to-capitalization ratio (d)	47.6%	35.4%	46.1%	38.2%	35.0%
Other ($ in millions):
Orders(a)	$742.6	$638.7	$859.5	$919.2	$782.5
Backlog (a)	216.8	171.2	287.3	319.3	237.2
Net cash provided by operating activities	31.2	62.4	123.7	65.4	29.7
Net cash (used for) provided by investing activities	(108.0)	31.0	54.6	(106.6)	(19.3)
Net cash provided by (used for) financing activities	117.6	(96.5)	(166.7)	36.8	(83.0)
Capital expenditures (a)	12.8	14.4	27.9	19.5	11.7
Depreciation and amortization (a)	19.2	14.7	14.3	13.0	8.8
Employees (a)	2,812	2,605	3,024	3,192	2,915

(a)	Continuing operations only, prior year amounts have been reclassified for discontinued operations as discussed in Note 13 to the Consolidated Financial Statements

(b)	Working capital: current assets less current liabilities; current ratio: current assets divided by current liabilities

(c)	Total debt divided by the sum of total debt plus equity

(d)	Debt less cash and cash equivalents divided by equity plus debt less cash and cash equivalents and short-term investments

(Loss) income before income taxes includes restructuring costs of $5.0 million, $1.5 million, and $2.7 million for the years ended December 31, 2010, 2009, and 2008, respectively. The 2010 loss before income taxes was impacted by $78.9 million of goodwill and intangible asset impairment charges recorded in the FSTech Group, $3.9 million in acquisition and integration related costs associated with Sirit and VESystems, and a $3.8 million settlement charge related to the ongoing firefighter hearing loss litigation. In the fourth quarter of 2010, the Company recorded $85.0 million of valuation allowance to reflect the amount of domestic deferred tax assets that may not be realized. The 2010 operating loss was also impacted by higher research and development costs and amortization expenses due to the newly acquired businesses, Sirit, VESystems and Diamond, and the recognition of deferred retention expenses associated with Diamond. The 2008 income before income taxes was impacted by a $6.9 million loss incurred to settle a dispute and write off assets associated with a large parking systems contract, and a $13.0 million loss associated with the Company’s decision to terminate funding of a joint venture in China (“China Joint Venture”). The 2006 loss before income taxes was impacted by a $6.7 million gain on the sale of two industrial lighting product lines.

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

Management’s Discussion and Analysis of Financial Condition of Operations (“MD&A”) is designed to provide information that is supplemental to and shall be read together with the consolidated financial statements and the accompanying notes contained in this Annual Report on Form 10-K for the year ended December 31, 2010. Information in MD&A is intended to assist the reader in obtaining an understanding of the consolidated financial statements, information about the Company’s business segments and how the results of those segments impact the Company’s results of operations and financial condition as a whole, and how certain accounting principles affect the Company’s consolidated financial statements.

Executive Summary

The Company is a leading global manufacturer and supplier of (i) safety, security and communication equipment, (ii) street sweepers and other environmental vehicles and equipment, and (iii) vehicle-mounted, aerial platforms for fire fighting, rescue, electric utility and industrial uses. We also are a designer and supplier of technology-based products and services for the public safety and intelligent transportation systems markets. In addition, the Company is increasingly engaged in the sale of parts and tooling, service and repair, equipment rentals and training as part of a comprehensive offering to our customer base. We operate 20 manufacturing facilities in 6 countries and provide our products and integrated solutions to municipal, governmental, industrial and commercial customers throughout the world.

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

As a result of this reorganization, our four operating segments are as follows:

Federal Signal Technologies Group

Our Federal Signal Technologies Group is a provider of technologies and solutions to the intelligent transportation systems and public safety markets and other applications. These products and solutions provide end users with the tools needed to automate data collection and analysis, transaction processing and asset tracking.

FSTech provides technology platforms and services to customers in the areas of radio frequency identification systems, transaction processing vehicle classification, electronic toll collection, automated license plate recognition, electronic vehicle registration, parking and access control, cashless payment solutions, congestion charging, traffic management, site security solutions and supply chain systems. Products are sold under PIPStm, Idris®, Sirittm and VESystemstm brand names. The Group operates manufacturing facilities in North America and Europe.

Safety and Security Systems Group

Our Safety and Security Systems Group is a leading manufacturer and supplier of comprehensive systems and products that law enforcement, fire rescue, emergency medical services, campuses, military facilities and industrial sites use to protect people and property. Offerings include systems for campus and community alerting, emergency vehicles, public safety interoperable communications, industrial communications and command and municipal networked security. Specific products include lightbars and sirens, public warning sirens and public safety software. Products are sold under the Federal Signaltm, Federal Signal VAMAtm, Target Tech® and Victortm brand names. The Group operates manufacturing facilities in North America, Europe, and South Africa.

Environmental Solutions Group

Our Environmental Solutions Group is a leading manufacturer and supplier of a full range of street sweeper and vacuum trucks and high-performance waterblasting equipment for municipal and industrial customers. We also manufacture products for the newer markets of hydro-excavation, glycol recovery and surface cleaning for utility and industrial customers. Products are sold under the Elgin®, Vactor®, Guzzler® and Jetstreamtm brand names. The Group primarily manufactures its vehicles and equipment in the United States.

Under the Elgin brand name, the Company sells the leading U.S. brand of street sweepers primarily designed for large-scale cleaning of curbed streets, parking lots and other paved surfaces utilizing mechanical sweeping, vacuum, and recirculating air technology for cleaning. Vactor is a leading manufacturer of municipal combination catch basin/sewer cleaning vacuum trucks. Guzzler is a leader in industrial vacuum loaders that clean up industrial waste or recover and recycle valuable raw materials. Jetstream manufactures high pressure waterblast equipment and accessories for commercial and industrial cleaning and maintenance operations. In addition to equipment sales, the Group is increasingly engaged in the sale of parts and tooling, service and repair, equipment rentals and training as part of a complete offering to its customer base.

Fire Rescue Group

Our Fire Rescue Group is a leading manufacturer and supplier of sophisticated, vehicle-mounted, aerial platforms for fire fighting, rescue, electric utility and industrial uses. End customers include fire departments, industrial fire services, electric utilities, maintenance rental companies for applications such as fire fighting and rescue, transmission line maintenance, and installation and maintenance of wind turbines. The Group’s telescopic/articulated aerial platforms are designed in accordance with various regulatory codes and standards, such as European Norms (“EN”), National Fire Protection Association (“NFPA”) and American National Standards Institute (“ANSI”). In addition to equipment sales, the Group sells parts, service and training as part of a complete offering to its customer base. The Group manufactures in Finland and sells globally under the Bronto Skylift® brand name.

Results of Operations

Operating results have been restated to exclude the following operations discontinued during 2010: the China WOFE business formerly reported within the Environmental Solutions Group segment, and the China WOFE and the Riverchase businesses formerly reported within the Safety and Security Systems Group segment. Information relating to each of these discontinued operations is presented in Note 13 of the Consolidated Financial Statements contained under Item 8 of this Form 10-K.

Orders

	2010	2009	2008

Analysis of orders:
Total orders ($ in millions):	$742.6	$638.7	$859.5
Change in orders year over year	16.3%	(25.7)%	(6.5)%
Change in U.S. municipal and government orders year over year	2.1%	(13.4)%	(12.4)%
Change in U.S. industrial and commercial orders year over year	66.8%	(37.9)%	(8.0)%
Change in non-U.S. orders year over year	3.9%	(27.6)%	(0.7)%

Orders in 2010 increased 16% compared to 2009 as a result of strong industrial market demands for vacuum trucks and the orders associated with the newly acquired businesses Sirit and VESystems. U.S. municipal and government orders increased 2.1% in 2010 driven by a $13.5 million increase in orders for sewer cleaners and a $2.1 million increase in ALPR cameras, offset by a decrease of $8.5 million in first responder products, and a $2.1 million decline in outdoor warning systems. U.S. industrial and commercial orders increased 67% driven by a $41.5 million increase in orders for vacuum trucks, a $22.5 million increase associated with the newly acquired businesses, a $8.5 million increase in parking system products, a $7.6 million increase in Safety and Security Systems products, and a $6.1 million increase in waterblasters. Non-U.S. orders increased 4% as compared to prior year primarily due to an increase in orders related to the newly acquired businesses of $7.1 million, an increase of $3.3 million in Bronto units, and a $2.8 million increase in Safety and Security Systems products. Non-U.S. orders increased 3.9% although such increase would have been 6% when excluding the effect of unfavorable foreign currency translation.

Orders in 2009 fell 26% compared to 2008, reflecting weakness across all segments and most markets due to the global economic recession. U.S. municipal and government orders decreased 13% in 2009, primarily as a result of decreased orders of sewer cleaners of $16.8 million, public safety products of $9.5 million, sweepers of $5.2 million, and a $5.5 million decline in outdoor warning systems. U.S. industrial and commercial orders decreased 38% driven by a $51.5 million reduction in orders for vacuum trucks and a $12.8 million reduction in orders for Safety and Security Systems products. Non-U.S. orders decreased 28% as compared to prior year, primarily due to a decrease in Bronto aerial platforms of approximately $63.1 million and a $21.0 million decline in Safety and Security Systems products. Non-U.S. orders declined 28%, although such difference is 26% when excluding the effect of unfavorable foreign currency translation.

Consolidated results of operations

The following table summarizes the Company’s results of operations and selected operating metrics for each of the three years in the period ended December 31 ($ in millions, except per share amounts):

	2010	2009	2008

Net sales	$726.5	$750.4	$878.0
Cost of sales	542.3	557.3	643.0

Gross profit	184.2	193.1	235.0
Selling, engineering, general and administrative	173.3	155.8	180.6
Acquisition and integration related costs	3.9	-	-
Goodwill and intangible assets impairment	78.9	-	-
Restructuring charges	5.0	1.5	2.7

Operating (loss) income	(76.9)	35.8	51.7
Interest expense	10.3	11.4	15.3
(Gain) loss on investment in joint venture	(0.1)	(1.2)	13.0
Other expense	1.3	0.5	0.8
Income tax (provision) benefit	(72.3)	(5.3)	6.1

(Loss) income from continuing operations	(160.7)	19.8	28.7
(Loss) gain from discontinued operations and disposal, net of tax	(15.0)	3.3	(123.7)

Net (loss) income	$(175.7)	$23.1	$(95.0)

Other data:
Operating margin	(10.6)%	4.8%	5.9%
(Loss) earnings per share — continuing operations	$(2.79)	$0.41	$0.61
Orders	742.6	638.7	859.5
Depreciation and amortization	19.2	14.7	14.3

Year Ended December 31, 2010 vs. December 31, 2009

Net sales decreased 3% or $23.9 million compared to 2009 as a result of lower volume caused by soft municipal spending in most western market segments, partially offset by a stronger demand from the industrial market and increases resulting from FSTech acquisitions. Unfavorable foreign currency movement, most notably a stronger U.S. dollar versus European currencies in the comparable prior year periods, reduced sales by 1%. Gross profit margin of 25.4% in 2010 was consistent with 2009. Operating loss was $76.9 million in 2010 compared to operating income of $35.8 million in 2009, primarily due to goodwill and indefinite lived intangible asset impairment of $78.9 million in the FSTech Group, higher selling, engineering, general, and administrative expense (“SEG&A”) of $17.5 million, acquisition and integration related costs of $3.9 million, and higher restructuring costs of $3.5 million. SEG&A expenses increased due to a $3.8 million settlement charge in connection with the Company’s ongoing hearing loss litigation. In addition, the Company incurred higher research and development costs, amortization expenses, and additional costs due to higher headcounts related to the newly acquired businesses, Sirit, VESystem and Diamond, and recognition of deferred retention expenses associated with Diamond. See Note 2 for further discussion of the deferred retention expenses.

Interest expense decreased 10% from 2009, primarily due to lower average borrowing cost of debt.

Other expense of $1.3 million includes realized losses from foreign currency transactions, offset by realized gains from derivatives contracts.

The 2010 effective tax rate on (loss) income from continuing operations increased to (81.7%) from 21.1% in the prior year. The Company’s 2010 effective rate of (81.7%) includes aggregate tax expense of $85.0 million related to a domestic valuation allowance and non-deductible goodwill impairments of $19.5 million. The 2009 rate benefitted from a reduction in benefits for an R&D tax credit and foreign tax effects.

Loss from continuing operations was $160.7 million in 2010, compared to income from continuing operations of $19.8 million in 2009. The decrease of $180.5 million was primarily due to a valuation allowance of $85.0 million recorded in the fourth quarter of 2010 to reflect the amount of domestic deferred tax assets that may not be realized, goodwill and trade name impairment charges of $67.1 million and $11.8 million, respectively, due to a reduction in the estimated sales and cash flow of the FSTech segment and from other charges in operating loss as described above.

Loss from discontinued operations and disposal was $15.0 million in 2010 compared to a gain from discontinued operations and disposal of $3.3 million in 2009. Of the $15.0 million loss from discontinued operations, $5.0 million relates to product liability and settlement costs associated with the Company’s discontinued E-ONE business, $7.2 million relates to the discontinuation of the Riverchase and China WOFE businesses, and $2.2 million related to the environmental remediation liability at the Company’s Pearland, Texas site. Net gain from discontinued operations totaled $3.3 million in 2009. The gain primarily related to the sale of the Company’s RAVO and Pauluhn businesses, partially offset by a tax benefit adjustment related to the sale of the Pauluhn business. For further discussion of the discontinued operations, see Note 13 of the Consolidated Financial Statements contained under Item 8 of Part II of this Form 10-K.

Year Ended December 31, 2009 vs. December 31, 2008

Net sales decreased 14.5% or $127.6 million compared to 2008 as a direct result of a decrease in volume as the global economic recession reduced demand for the Company’s products across most market segments. Unfavorable foreign currency movement, most notably a stronger U.S. dollar versus European currencies in the comparable prior year periods, reduced sales by 1%. Gross profit margins fell in 2009 to 25.7% from 26.8%. Operating income decreased by 30.8% in 2009 due to lower sales volumes offset in part by lower spending in both fixed manufacturing and SEG&A of $31.2 million. Operating income also benefitted from the absence of $6.9 million in charges to settle a dispute and write off assets associated with a parking systems contract, and $5.8 million in lower legal and trial costs associated with the Company’s ongoing firefighter hearing loss litigation.

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

In 2009, the Company recorded a gain of $1.2 million associated with the shutdown of the China Joint Venture, which is related to the sale of the remaining assets of the business. In 2008, losses on the Company’s investment in the China Joint Venture totaled $13.0 million. The Company’s share of operating losses was $0 in 2009 and $2.6 million in 2008. A charge of $10.4 million was taken in 2008 to reflect the Company’s contingent obligations to guarantee the debt of the joint venture and to guarantee the investment of one of its joint venture partners. A review of the market and forecasts of the joint venture’s cash flows indicated its bank debt was unlikely to be repaid and it was unlikely to provide a return to the joint venture partners. In 2009, the partners agreed to voluntarily liquidate the China Joint Venture.

Other expenses of $0.5 million include realized losses from foreign currency transactions and on derivatives contracts.

The 2009 effective tax rate on income from continuing operations increased to 21.1% from (27.0%) in the prior year. The 2008 rate benefited from a capital loss utilization tax strategy on a sale/leaseback of real estate properties, the China Joint Venture shutdown tax benefits, and a higher mix of profits in lower taxed countries.

The Company’s 2009 effective rate of 21.1% benefitted from an R&D tax credit and foreign tax effects.

Income from continuing operations decreased 31% from 2008 due to lower operating income as described above and a higher effective tax rate, offset by the benefits of lower interest expense of $3.9 million and other expense of $0.3 million.

Net income was $23.1 million in 2009 versus a net loss of $95.0 million in 2008. In 2009, there was an after-tax gain from discontinued operations of $3.3 million mainly from the sale of the Company’s RAVO and Pauluhn businesses, offset by the loss from the Riverchase and China WOFE businesses that were discontinued in 2010. Net losses from discontinued operations totaled $123.7 million in 2008, relating primarily to the impairment of assets and sale of the Company’s Die and Mold Operations and E-ONE. The Company also discontinued its financial services activities during 2008 which generated income of $0.3 million. For further discussion of the discontinued operations, see Note 13 of the Consolidated Financial Statements contained under Item 8 of Part II of this Form 10-K.

Safety and Security Systems

The following table presents the Safety and Security Systems Group’s results of operations for each of the three years in the period ended December 31 ($ in millions):

	2010	2009	2008

Total orders	$215.6	$216.3	$276.3
Net sales	214.5	225.8	276.7
Operating income	23.7	24.1	40.1
Operating margin	11.0%	10.7%	14.5%
Depreciation and amortization	3.7	3.1	3.5

Orders were flat compared to the prior year period. U.S. orders decreased 3% or $3.5 million due to lower municipal spending of $11 million in the police, fire and outdoor warning markets, offset by stronger industrial demand of $7.6 million. Non-U.S. orders increased 3% or $2.8 million due to stronger demand in police and industrial products.

Net sales decreased 5% or $11.3 million compared to 2009 caused by lower municipal spending, and unfavorable currency impact of $1.8 million, partially offset by strong industrial demand. Although the sale volumes were down, the operating income in 2010 kept flat compared to 2009 due to the lower operating expenses. Operating expenses were lower than the prior year by $5.0 million driven by cost reduction initiatives throughout the Company. As a result, the operating margin improved 0.3% compare to the prior year.

Orders declined 22% in 2009 as compared to 2008 with declines in most market segments, primarily as a result of the global economic recession. U.S. orders decreased 18% due to softness in oil and gas markets and a decline in municipal spending due to the global economic recession. U.S. orders in 2009 decreased $10.5 million for warning systems, $8.6 million for police products, and $8.3 million for industrial signaling and communication systems. Non-U.S. orders decreased 25% compared to 2008 primarily due to a decline in vehicular lighting and siren sales of $21.0 million.

Net sales decreased 18% as compared to 2008 with decreases across all businesses except warning systems, which increased $1.6 million driven by international and military segments. Operating income in 2009 declined 40% as a result of lower sales volumes. Operating expenses were lower than the prior year by $6.2 million driven by cost management initiatives implemented in 2009. Operating margins declined 3.8% compared to 2008 as a result of the lower sales volumes.

Fire Rescue

The following table presents the Fire Rescue Group’s results of operations for each of the three years in the period ended December 31 ($ in millions):

	2010	2009	2008

Total orders	$101.3	$96.6	$162.3
Net sales	108.8	160.0	145.5
Operating income	9.4	19.2	10.4
Operating margin	8.6%	12.0%	7.1%
Depreciation and amortization	2.2	1.9	1.4

Orders in 2010 increased 5% or $4.7 million compared to the prior year, net of an unfavorable currency impact of $5.4 million. The increase in orders was mainly due to the increased demand in the Asia market, as the demands for both fire-lift and industrial products remained slow in most western markets.

Net sales in 2010 decreased 32% and 29% excluding currency translation, compared to the prior year due to the weak demands in most regions except the Asia market. Operating income decreased 51% and operating margin decreased by 3.4% due to the lower sales volumes and lower gross profit margin, partially offset by the margin improvements related to cost reductions and process improvements.

Orders in 2009 decreased 40% from the prior year as the global economic recession reduced demand for the Company’s products in both fire-lift and industrial, and markets were weak in all regions.

Net sales in 2009 increased 10% and 14% excluding currency translation, compared to 2008. Unusually high backlog at the end of 2008 and the recent plant expansion enabled strong shipment levels especially during the fourth quarter despite the reduction in orders. Operating income and margin increased 85% and 70%, respectively, due to the increase in sales volumes as well as margin improvements related to the plant expansion and process improvements.

Environmental Solutions

The following table presents the Environmental Solutions Group’s results of operations for each of the three years in the period ended December 31 ($ in millions):

	2010	2009	2008

Total orders	$328.2	$265.1	$357.3
Net sales	309.8	299.6	387.6
Operating income	17.9	15.1	34.9
Operating margin	5.8%	5.0%	9.0%
Depreciation and amortization	4.7	4.5	3.9

Orders in 2010 increased 24% or $63.1 compared to the prior year due to an increase in demand of sewer cleaning and industrial vacuum trucks. U.S. orders increased 30% in 2010 from the prior year driven by a $55.0 million increase in sewer cleaning and industrial vacuum trucks, a $6.1 million increase in waterblasters, a $0.8 increase in parts sales and a $0.7 million increase in sweepers. Non-U.S. orders increased slightly by 1% or $0.5 million compared to the prior year.

Net sales increased 3% or $10.2 million compared to the prior year period driven by higher sales volume in waterblaster and parts sales of $8.2 million, and better price mix in street sweepers, sewer cleaning and industrial vacuum trucks of $1.4 million. Operating income increased 19% and operating margin improved by 1%, respectively, due to the increase in sales volumes compared to the prior year.

Orders in 2009 decreased 26% or $92.2 million compared to 2008 due to the global economic recession and reduced municipal and industrial spending. U.S. orders decreased 30% in 2009 from 2008 driven by a $71.3 million reduction in sewer cleaning and industrial vacuum trucks, a $9.0 million reduction in waterblasters and an

$8.4 million reduction in sweepers. Non-U.S. orders decreased 5% due to a weaker market environment for sweepers.

Net sales decreased 23% compared to 2008 on lower sales volume in sewer cleaning and industrial vacuum trucks of $61.3 million, street sweepers of $16.4 million and waterblasters of $9.7 million. The flow through of the decline in sales volume resulted in a $19.8 million reduction in operating income and a lower operating margin.

Federal Signal Technologies

The following table presents the Federal Signal Technologies Group’s results of operations for each of the three years in the period ended December 31($ in millions):

	2010	2009	2008

Total orders	$97.5	$60.7	$63.6
Net sales	93.4	65.0	68.2
Operating (loss) income	(89.3)	6.0	(3.0)
Operating margin	(95.6)%	9.2%	(4.4)%
Depreciation and amortization	7.8	4.4	4.9

Orders increased 61% or $36.8 million compared to the prior year as results of orders attributed to the newly acquired businesses, Sirit, VESystems, and Diamond, and stronger demands in industrial parking system products and the ALPR cameras in U.S. markets. U.S. orders in 2010 increased 92% or $32.9 million driven by increases of $22.5 million attributed to the newly acquired businesses, $8.5 million from the parking system products, and $2.1 million from ALPR cameras in U.S. markets. Non-US orders increased 16% or $3.9 million, primarily driven by an increase of $7.1 million from the newly acquired businesses, offset by decreases of $2.1 million in ALPR cameras in European markets and $1.1 million in parking system products.

Net sales increased 44% or $28.4 million compared to the prior year due to sales from the newly acquired businesses of Sirit, VESystems, and Diamond, of $31.5 million, offset by a decrease of $3.1 million in parking systems. Operating loss was $89.3 million in 2010, compared to operating income of $6.0 million in 2009. Included in the 2010 operating loss was $78.9 million of goodwill and indefinite lived intangible asset impairment charges that are discussed further in Note 5. The operating loss was also impacted by increased operating expenses of $23.5 million as result of higher research and development costs, higher amortization expense due to the newly acquired businesses, Sirit, VESystems, and Diamond, and recognition of deferred retention expenses associated with Diamond.

The deferred retention expense is calculated in accordance with the sale and purchase agreement of Diamond dated December 9, 2009. A sum of £1,000,000 (one million pounds sterling) was payable to the former owners of Diamond on or before January 31, 2011 in the event that the former owners of Diamond were employed by the Company on December 31, 2010 and were at that time actively engaged in the business. An additional amount of £1,000,000 (one million pounds sterling) is payable to the former owners of Diamond on or before January 31, 2012 in the event that former owners of Diamond are employed by the Company on December 31, 2011 and are at that time actively engaged in the business. The former owners of Diamond did maintain employment through December 31, 2010 and have been paid the first contingent payment of £1,000,000 (one million pounds sterling).

In accordance with ASC 805-10-55-25, the deferred retention payments are being treated as compensation expense for post combination services as the contingent payments are automatically forfeited if employment is terminated. The total contingency of £2,000,000 (two million pounds sterling) is being expensed ratably over the two year period that the employees are required to stay in order to earn the retention payment.

Orders in 2009 declined 5% or $2.9 million as compared to 2008 with declines in most market segments, with the exception of automated license plate recognition (“ALPR”) cameras in U.S. market. U.S. orders in 2009 increased $5.4 million in ALPR cameras offset by a decrease of $4.5 million for parking systems. Non-U.S. orders decreased 14% or $4.0 million due to the global economic recession.

Net sales in 2009 decreased 5% or $3.2 million compared to 2008 due to the weaker European markets as a result of the global economic recession. Sales of ALPR cameras decreased $6.5 million in European markets, offset by an increase of $5.9 million in U.S. markets, and the sale of parking systems decreased $2.7 million. Operating income increased $9.0 million driven by cost management initiatives implemented in 2009 and the absence of $5.3 million in charges in 2008 to settle a dispute and write-off assets associated with a parking system contract.

Corporate Expense

Corporate expenses totaled $38.6 million in 2010, $28.6 million in 2009, and $30.7 million in 2008. The 35% increase in 2010 is primarily due to $3.9 million in acquisition and integration related costs associated with Sirit and VESystems, a $3.8 million settlement charge related to the ongoing firefighter hearing loss litigation, $1.2 million of restructuring costs, and a $1.0 million expense related to the departure of the Company’s former President and Chief Executive Officer. See Note 15 for further discussion of the hearing loss litigation charge of $3.8 million.

The 7% decrease in 2009 is due to $5.8 million in lower legal and trial costs associated with the Company’s ongoing firefighter hearing loss litigation, offset by $2.6 million associated with the costs for a proxy contest initiated by an activist shareholder. Other offsetting amounts include higher bonus costs of approximately $1.2 million.

The hearing loss litigation has historically been managed by the Company’s legal staff resident at the corporate office and not by management at any reporting segment. In accordance with ASC Topic 280, “Segment Reporting,” which provides that segment reporting should follow the management of the item and that some expenses can be corporate expenses, these legal expenses (which are unusual and not part of the normal operating activities of any of our operating segments), are reported and managed as corporate expenses. Only the Company and no current or divested subsidiary is a named party to these lawsuits.

Legal Matters

The Company has been sued by over 2,500 firefighters in numerous separate cases alleging that exposure to the Company’s sirens impaired their hearing. The Company contests the allegations. Over 100 cases have been dismissed in Cook County, including 27 by way of verdict. The Company continues to aggressively defend the matter. The Company has negotiated settlements with certain firefighter claimants. For further details regarding this and other legal matters, refer to Note 15 in the Consolidated Financial Statements included in Item 8 of Part II of this Form 10-K.

Financial Condition, Liquidity and Capital Resources

During each of the three years in the period ended December 31, 2010, the Company used its cash flows from operations to pay cash dividends to shareholders, to fund growth, and to make capital investments that both sustain and reduce the cost of its operations. Beyond these uses, remaining cash was used to fund acquisitions, pay down debt, repurchase shares of common stock and make voluntary pension contributions.

The Company’s cash and cash equivalents totaled $62.1 million, $21.1 million, and $23.4 million as of December 31, 2010, 2009 and 2008, respectively. The following table summarizes the Company’s cash flows for each of the three years in the period ended December 31 ($ in millions):

	2010	2009	2008

Net cash provided by operating activities	$31.2	$62.4	$123.7
Proceeds from sales of properties, plant and equipment	1.9	4.0	38.0
Purchases of properties and equipment	(12.8)	(14.4)	(27.9)
Payments for acquisitions, net of cash acquired	(97.3)	(13.5)	-
Gross proceeds from sale of discontinued businesses	0.2	47.1	65.9
Proceeds from Equity offering, net of fees	71.2	-	-
Borrowing activity, net	60.1	(77.7)	(20.1)
Cash dividends paid to shareholder	(13.3)	(11.7)	(11.5)
Purchases of treasury stock	-	-	(6.0)
Payments for discontinued financing activities	(1.0)	(7.3)	(129.3)
All other, net	0.8	8.8	(21.9)

Increase (decrease) in cash and cash equivalents	$41.0	$(2.3)	$10.9

Net cash provided by operating activities totaled $31.2 million and $62.4 million in 2010 and 2009, respectively. The decrease was primarily driven by a reduction in the underlying results of operations, an increase in inventories, and a decrease in cash flow from discontinued operating activities. In the fourth quarter of 2010, the Company recorded an $85.0 million valuation allowance against its U.S. deferred tax assets as a non-cash charge to income tax expense. Recording the valuation allowance does not restrict the Company’s ability to utilize the future deductions and net operating losses associated with the deferred tax assets assuming taxable income is recognized in future periods. During the fourth quarter of 2010, the Company performed its annual goodwill and indefinite-lived intangible asset impairment assessment, and determined that the goodwill and trade names associated with FSTech Group reporting unit were impaired and recorded impairment charges of $67.1 million and $11.8 million, respectively. As of December 31, 2010, the goodwill impairment charge is an estimate and may be adjusted during the first quarter of 2011 upon completion of a detailed second step impairment analysis.

Proceeds from the sale of properties, plant and equipment in 2008 are primarily the result of net cash proceeds of $35.8 million received from a sale leaseback of the Company’s Elgin and University Park, Illinois plants.

Capital expenditures decreased in 2010 by $1.6 million compared to 2009 due primarily due to decreased spending on maintenance of equipment. Capital expenditures decreased $13.5 million in 2009 compared to 2008 due primarily to the expansion of the Company’s plants in Pori, Finland and in Streator, Illinois that occurred in 2008.

The Company acquired two businesses in 2010 that are key components to the development of the Company’s intelligent transportation systems strategy. VESystems was acquired for $34.8 million, of which $24.6 million was a cash payment. Sirit was acquired for CDN $77.1 million (USD $74.9 million), all of which was paid in cash. The acquisitions were funded with the Company’s existing cash balances and debt drawn against the Company’s $250 million revolving credit facility. In addition to the use of cash and debt, the Company issued 1.2 million shares of Federal Signal Corporation common stock to fund a portion of the cost of purchasing VESystems. The issuances increased the total number of Company common stock shares outstanding. See Note 2 of the notes to the Consolidated Financial Statements for additional information on the acquisitions.

In 2009, the Company acquired Diamond Consulting Services Ltd. for $13.5 million in cash. See Note 2 of the notes to the Consolidated Financial Statements for additional information on the acquisition. The Company funded the acquisition through cash provided by operations, and from proceeds received from the sale of the RAVO and Pauluhn businesses, included in discontinued operations in 2009, and sold for net proceeds of $45.1 million in cash. See Note 13 of the notes to the Consolidated Financial Statements for additional information on the sale of the RAVO and Pauluhn businesses.

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

In 2010, net borrowings increased $60.1 million, largely due to the acquisitions of the Sirit and VESystems businesses. In 2009, net borrowings decreased $77.7 million, largely upon pay downs upon the receipt of cash from the sales of the RAVO and Pauluhn businesses included in discontinued operations in 2009. In 2008, net borrowings decreased $20.1 million, largely upon receipt of cash from the sale of its municipal leasing portfolio which was included in discontinued operations in 2008 and the 2008 sale leaseback transactions.

Payments for discontinued financing activities of $129.3 million in 2008 reflect the repayment of financial service borrowings as a result of the Company’s decision to exit the municipal lease financing business.

The Company was in violation of its Interest Coverage Ratio covenant minimum requirement as defined in the Second Amended and restated Credit Agreement (the “Credit Agreement”) and the Note Purchase Agreements for the fiscal quarter ended December 31, 2010. The Company was in compliance with the financial covenants throughout 2009.

On March 15, 2011, the Company executed the Third Amendment and Waiver to Second Amended and Restated Credit Agreement dated as of April 25, 2007, among the Company, the lenders party thereto, and Bank of Montreal, as Agent (“the Third Amendment and Waiver”). On the same date, the Company also executed the Second Global Amendment and Waiver to the Note Purchase Agreements (“Second Global Amendment”) with the holders of its private placement notes (the “Notes”). Both the Third Amendment and Waiver and the Second Global Amendment include a permanent waiver of compliance with the Interest Coverage Ratio covenant for the Company’s fiscal quarter ended December 31, 2010. Included in the terms of the Third Amendment and Waiver and the Second Global Amendment are the replacement of the Interest Coverage Ratio covenant with a minimum EBITDA covenant effective January 1, 2011 with the first required reporting period on April 2, 2011, an increase in pricing to the Company’s revolving Credit Facility pricing grid, an increase in pricing for the outstanding Notes, mandatory prepayments from proceeds of asset sales, restrictions on use of excess cash flow, restrictions on dividend payments, share repurchases and other restricted payments and a 50 basis points fee paid to the bank lenders and holders of the Notes upon execution of the Third Amendment and Waiver and the Second Global Amendment.

The Third Amendment and Waiver permanently reduced the available commitments to the Company’s Credit Agreement from $250.0 million to $240.0 million. The Company’s ability to obtain new advances is now limited to $18.0 million as of the execution date of the Third Amendment and Waiver. Borrowings up to the first $18.0 million of new advances under the Credit Agreement are senior in right of payment to the existing borrowings under the Credit Agreement and outstanding debt under the Notes. The Company may repay and reborrow amounts up to $18.0 million of new advances. The Company may also repay amounts greater than $18.0 million under the Credit Agreement, and subject to certain other provisions, the bank lenders will make available those commitments dollar for dollar under the Credit Agreement to $240.0 million.

The outstanding debt under the Company’s Revolving Credit Facility and Notes will be prepaid on a pro rata basis in accordance with their pro rata percentages on a quarterly basis by an amount equal to the Excess Cash Flow for that quarter.

Excess Cash Flow is defined as EBITDA for the applicable quarter minus the sum of interest, scheduled principal payments, cash taxes, cash dividends and capital expenditures paid in accordance with the revolving credit agreement for that quarter plus after the second fiscal quarter of 2011, the aggregate amount that the Company’s working capital has decreased in the ordinary course during such period. The Excess Cash Flow pro rata payment against the Credit Agreement outstanding debt will concurrently and permanently reduce the same amount of Credit Agreement commitments. The commitments may be reinstated with approval from all bank lenders within the Credit Agreement.

A complete list of amended terms and conditions can be found in the Third Amendment and Waiver and the Second Global Amendment, which are included as Exhibits to this Form 10-K. See Note 6 of the notes to the Consolidated Financial Statements for additional information.

On April 27, 2009, the Company executed the Global Amendment to Note Purchase Agreements (the “Global Amendment”) with the holders of its private placement debt notes. The Global Amendment included a provision allowing the Company to prepay $50.0 million of principal of the $173.4 million Notes outstanding at par with no prepayment penalty. The prepayment was executed on April 28, 2009, and included principal, related accrued interest and a fee of $0.2 million totaling $51.1 million. The prepayment was funded by the Company’s available capacity under its revolving credit facility.

The Global Amendment included changes to the Notes’ coupon interest rates. The coupon interest rates on the Notes were increased by 100 basis points upon execution of the Global Amendment. On January 1, 2010, the outstanding Notes’ coupon interest rates increased by an additional 100 basis points. On April 1, 2010, the outstanding Notes’ coupon interest rates increased an additional 200 basis points.

The Global Amendment also included changes and additions to various covenants within the Note Agreements. Financial covenants were modified to more closely align with those included in the Company’s revolving credit facility agreement, which allows for the exclusion of various charges when computing covenants for minimum net worth and maximum debt to capitalization.

Aggregate maturities of total borrowings amount to approximately $78.0 million in 2011, $178.9 million in 2012 and $6.8 million in 2013 and $0.2 million in 2014 thereafter. The fair values of these borrowings aggregated $261.7 million and $205.0 million at December 31, 2010 and 2009, respectively. Included in 2011 maturities are $1.8 million of other non-U.S. lines of credit, $1.3 million of other debt, $6.5 million of private placement debt, $68.0 million of revolving credit facility, and $0.4 million of capital lease obligations.

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

Cash dividends paid to shareholders in 2010, 2009 and 2008 were $13.3 million, $11.7 million and $11.5 million, respectively. The Company declared dividends of $0.24 per share in 2010, 2009 and 2008.

During 2008, the Company completed repurchases totaling $6.0 million of stock under share repurchase programs approved by the Board of Directors to offset the dilutive effects of stock-based compensation. No such purchases were made in 2010 or 2009.

Total debt net of cash and short-term investments included in continuing operations was $200.3 million representing 48% of total capitalization at December 31, 2010 versus $180.5 million or 35% of total capitalization at December 31, 2009. The increase in the percentage of debt to total capitalization in 2010 was due to a reduction in equity of $107.8 million and an increase in net debt of $19.8 million.

The Company anticipates that capital expenditures for 2011 will approximate $15 million and will be restricted to no more than $15 million per the terms of the Third Amendment and Waiver and the Second Global Amendment. The Company believes that its financial resources and major sources of liquidity, including cash flow from operations and borrowing capacity, will be adequate to meet its operating and capital needs in addition to its financial commitments.

Contractual Obligations and Commercial Commitments

The following table presents a summary of the Company’s contractual obligations and payments due by period as of December 31, 2010 ($ in millions):

	Payments Due by Period
		Less than			More than
	Total	1 Year	2-3 Years	4-5 Years	5 Years

Short-term obligations	$1.8	$1.8	-	-	-
Long-term debt*	261.1	75.8	185.3	-	-
Operating lease obligations	66.5	9.6	13.2	11.4	32.3
Capital lease obligations	1.0	0.4	0.4	0.2	-
Interest payments on long term debt	8.6	4.1	4.2	0.3	-

Total contractual obligations	$339.0	$91.7	$203.1	$11.9	$32.3

*	Long term debt includes financial service borrowings which are reported in discontinued operations and current portion of long term debt.

The Company also enters into foreign currency forward contracts to protect against the variability in exchange rates on cash flows and intercompany transactions with its foreign subsidiaries. As of December 31, 2010, there is $0.1 million of unrealized losses on the Company’s foreign exchange contracts. Volatility in the future exchange rates between the U.S. dollar and the Euro, Canadian dollar, and British pound will impact the final settlement of any of these contracts.

The following table presents a summary of the Company’s commercial commitments and the notional amount by expiration period as of December 31, 2010 ($ in millions):

	Notional Amount by Expiration Period
		Less than	2-3	4-5
	Total	1 Year	Years	Years

Financial standby letters of credit	$27.5	$27.3	$0.1	$0.1
Performance standby letters of credit	2.1	2.1	-	-
Purchase obligations	18.1	18.1	-	-

Total commercial commitments	$47.7	$47.5	$0.1	$0.1

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

As of December 31, 2010, the Company has a liability of approximately $4.1 million for unrecognized tax benefits (refer to Note 7). Due to the uncertainties related to these tax matters, the Company cannot make a reasonably reliable estimate of the period of cash settlement for this liability.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company considers the following policies to be the most critical in understanding the judgments that are involved in the preparation of the Company’s Consolidated Financial Statements and the uncertainties that could impact the Company’s financial condition, results of operations and cash flows.

Revenue Recognition

Net sales consist primarily of revenue from the sale of equipment, environmental vehicles, vehicle mounted aerial platforms, parts, software, service and maintenance contracts.

The Company recognizes revenue for products when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collection is probable. Product is considered delivered to the customer once it has been shipped and title and risk of loss have been transferred. For most of the Company’s product sales, these criteria are met at the time the product is shipped; however, occasionally title passes later or earlier than shipment due to customer contracts or letter of credit terms. If at the outset of an arrangement the Company determines the arrangement fee is not or is presumed not to be fixed or determinable, revenue is deferred and subsequently recognized as amounts become due and payable and all other criteria for revenue recognition have been met.

For any product within these groups that either is software or is considered software-related, the Company accounts for such products in accordance with the specific industry accounting guidance for software and software-related transactions.

The Company accounts for multiple element arrangements that consist only of software or software-related products in accordance with industry specific accounting guidance for software and software-related transactions. If a multiple-element arrangement includes software and other deliverables that are neither software nor software-related, the Company applies various revenue-related Generally Accepted Accounting Principles “GAAP” to determine if those deliverables constitute separate units of accounting from the software or software-related deliverables. If the Company can separate the deliverables, the Company applies the industry specific accounting guidance to the software and software-related deliverables and applies other appropriate guidance to the non-software related deliverables. Revenue on arrangements that include multiple elements such as hardware, software, and services is allocated to each element based on the relative fair value of each element. Each element’s allocated revenue is recognized when the revenue recognition criteria for that element have been met. Fair value is generally determined by vendor specific objective evidence (“VSOE”), which is based on the price charged when each element is sold separately. If the Company cannot objectively determine the fair value of any undelivered element included in a multiple-element arrangement, the Company defers revenue until all elements are delivered and services have been performed, or until fair value can objectively be determined for any remaining undelivered elements. When the fair value of a delivered element has not been established, but fair value exists for the undelivered elements, the Company uses the residual method to recognize revenue if the fair value of all undelivered elements is determinable. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered elements and is recognized as revenue.

Implementation services include the design, development, testing, and installation of systems. These services are recognized pursuant to SOP 81-1, Accounting for Performance of Construction-Type Contracts and Certain Production-Type Contracts. In such cases, the Company is required to make reasonably dependable estimates relative to the extent of progress toward completion by comparing the total hours incurred to the estimated total hours for the arrangement and, accordingly, would apply the percentage-of-completion method. If the Company were unable to make reasonably dependable estimates of progress towards completion, then it would use the completed-contract method, under which revenue is recognized only upon completion of the services. If total cost estimates exceed the anticipated revenue, then the estimated loss on the arrangement is recorded at the inception of the arrangement or at the time the loss becomes apparent.

Revenue from maintenance contracts is deferred and recognized ratably over the coverage period. These contracts typically extend phone support, software updates and upgrades, technical support and equipment repairs.

Certain products which include software elements that are considered to be “more than incidental” are sold with post-contract support, which may include certain upgrade rights that are offered to customers in connection with software sales or the sale of extended warranty and maintenance contracts. The Company defers revenue for the fair value of the upgrade rights until the future obligation is fulfilled or the right to the upgrade expires. When the Company’s software products are available with maintenance agreements that grant customers rights to unspecified future upgrades over the maintenance term on a when-and-if-available basis, revenue associated with such maintenance is recognized ratably over the maintenance term.

Allowances for Doubtful Accounts

The Company performs ongoing credit evaluations of its customers. The Company’s policy is to establish, on a quarterly basis, allowances for doubtful accounts based on factors such as historical loss trends, credit quality of the present portfolio, collateral value, and general economic conditions. If the historical loss trend increased or decreased 10% in 2010, the Company’s operating income would have decreased or increased by $0.1 million, respectively. Though management considers the valuation of the allowances proper and adequate, changes in the economy and/or deterioration of the financial condition of the Company’s customers could affect the reserve balances required.

Inventory Reserve

The Company performs ongoing evaluations to ensure that reserves for excess and obsolete inventory are properly identified and recorded. The reserve balance includes both specific and general reserves. Specific reserves at 100% are established for identifiable obsolete products and materials. General reserves for materials and finished goods are established based upon formulas which reference, among other things, the level of current inventory relative to recent usage, estimated scrap value, and the level of estimated future usage. Historically, this reserve policy has given a close approximation of the Company’s experience with excess and obsolete inventory. The Company does not foresee a need to revise its reserve policy in the future. However, from time to time unusual buying patterns or shifts in demand may cause large movements in the reserve balance.

Warranty Reserve

The Company’s products generally carry express warranties that provide repairs at no cost to the customer. The length of the warranty term depends on the product sold, but generally extends from one to ten years based on terms that are generally accepted in the Company’s marketplaces. Certain components necessary to manufacture the Company’s vehicles (including chassis, engines, and transmissions) are covered under an original manufacturers’ warranty. Such manufacturers’ warranties are extended directly to end customers.

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

The Company’s warranty costs as a percentage of net sales totaled 1.0% in 2010, 1.3% in 2009, and 1.0% in 2008. The decrease in the rate in 2010 is primarily due to decreased costs in the Environmental Solutions Group. Management believes the reserve recorded at December 31, 2010 is appropriate. A 10% increase or decrease in the estimated warranty costs in 2010 would have decreased or increased operating income by $0.8 million, respectively.

Workers’ Compensation and Product Liability Reserves

Due to the nature of the products manufactured, the Company is subject to product liability claims in the ordinary course of business. The Company is partially self-funded for workers’ compensation and product liability claims with various retention and excess coverage thresholds. After the claim is filed, an initial liability is estimated, if any is expected, to resolve the claim. This liability is periodically updated as more claim facts become known. The establishment and update of liabilities for unpaid claims, including claims incurred but not reported, is based on the assessment by the Company’s claim administrator of each claim, an independent actuarial valuation of the nature and severity of total claims, and management’s estimate. The Company utilizes a third-party claims administrator to pay claims, track and evaluate actual claims experience, and ensure consistency in the data used in the actuarial valuation. Management believes that the reserve established at December 31, 2010 appropriately reflects the Company’s risk exposure. The Company has not established a reserve for potential losses resulting from the firefighter hearing loss litigation (see Note 15 to the Company’s Consolidated Financial Statements included in Item 8 of Part II of this Form 10-K). If the Company is not successful in its defense after exhausting all appellate options, it will record a charge for such claims, to the extent they exceed insurance recoveries, at the appropriate time.

Goodwill

Goodwill represents the excess of the cost of an acquired business over the amounts assigned to its net assets. Goodwill is not amortized but is tested for impairment at a reporting unit level on an annual basis or when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company performed its annual goodwill impairment test as of October 31, 2010.

Goodwill is tested for impairment based on a two-step test. The first step, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The Company generally determines the fair value of its reporting units using two valuation methods: the “Income Approach — Discounted Cash Flow Analysis” method, and the “Market Approach — Guideline Public Company Method.”

Under the “Income Approach — Discounted Cash Flow Analysis” method the key assumptions consider projected sales, cost of sales, and operating expenses. These assumptions were determined by management utilizing our internal operating plan, growth rates for revenues and operating expenses, and margin assumptions. An additional key assumption under this approach is the discount rate, which is determined by looking at current risk-free rates of capital, current market interest rates, and the evaluation of risk premium relevant to the business segment. If our assumptions relative to growth rates were to change or were incorrect, our fair value calculation may change, which could result in impairment. The Company’s risk factors are discussed under Item 1A of this Form 10-K.

Under the “Market Approach — Guideline Public Company Method” the Company identified several publicly traded companies, including Federal Signal, which we believe have sufficiently relevant similarities. For these companies the Company calculated the mean ratio of invested capital to revenues and invested capital to EBITDA. Similar to the income approach discussed above, sales, cost of sales, operating expenses, and their respective growth rates are key assumptions utilized. The market prices of Federal Signal and other guideline companies are additional key assumptions. If these market prices increase, the estimated market value would increase. If the market prices decrease, the estimated market value would decrease.

The results of these two methods are weighted based upon management’s evaluation of the relevance of the two approaches. In the current year evaluation management determined that the income approach provided a more relevant measure of each reporting unit’s fair value and used it to determine reporting unit fair value. Management used the market approach to corroborate the results of the income approach. Management used the income approach to determine fair value of the reporting units because it considers anticipated future financial performance. The market approach is based upon historical and current economic conditions which might not reflect the long term prospects or opportunities for the business segment being evaluated.

During the fourth quarter of 2010, the Company performed the annual assessment, determined that the goodwill associated with the FSTech Group reporting unit was impaired, and recorded impairment charges of $67.1 million. The impairment charge resulted from decreased sales and cash flow estimated in our FSTech Group. As of December 31, 2010, the goodwill impairment charge is an estimate and may be adjusted during the first quarter of 2011 upon completion of a detailed second step impairment analysis. We have not completed the second step because we are awaiting additional information needed to value certain assets of the reporting unit. We will complete the second step in the first quarter of 2011 and changes to the estimated impairment we have recorded could be material. The fair values of the other reporting units exceeded their respective carrying amounts by 10% or more. The Company had no goodwill impairments in 2009 or 2008. Adverse changes to the Company’s business environment and future cash flows could cause us to record impairment charges in future periods which could be material. See Note 5 of the Consolidated Financial Statements for further information.

Indefinite lived Intangible Assets

An intangible asset determined to have an indefinite useful life is not amortized. Indefinite lived intangible assets are evaluated each reporting period to determine whether events and circumstances continue to support an indefinite useful life. These assets are tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired.

The impairment test consists of a comparison of the fair value of the indefinite lived intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

Significant judgment is applied when evaluating if an intangible asset has an indefinite useful life. In addition, for indefinite lived intangible assets, significant judgment is applied in testing for impairment. This judgment includes developing cash flow projections, selecting appropriate discount rates, identifying relevant market comparables, and incorporating general economic and market conditions. During the fourth quarter of 2010, as a result of the annual assessment, the Company concluded that the fair value determined by the income approach, of certain trade names in the FSTech Group was lower than the carrying value. As a result, the Company recognized a $11.8 million impairment charge to trade names within the FSTech segment in the fourth quarter of 2010. The Company had no impairments in 2009 and 2008. Adverse changes to the Company’s business environment and future cash flows could cause us to record impairment charges in future periods, which could be material. See Note 5 of the Consolidated Financial Statements for further information.

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

The following table summarizes the impact that a change in these assumptions would have on the Company’s operating income ($ in millions):

	Assumption change:
	25 Basis Point Increase	25 Basis Point Decrease

Discount rate	0.3	(0.3)
Return on assets	0.2	(0.2)
Employee compensation levels	-	-

The weighted-average discount rate used to measure pension liabilities and costs is set by reference to published, high-quality bond indices. However, these indices give only an indication of the appropriate discount rate because the cash flows of the bonds comprising the indices do not precisely match the projected benefit payment stream of the plan. For this reason, we also consider the individual characteristics of the plan, such as projected cash flow patterns and payment durations, when setting the discount rate. The weighted-average discount rate used to measure U.S. pension liabilities decreased from 6.0% in 2009 to 5.75% in 2010. See Note 8 to the Consolidated Financial Statements for further discussion.

Stock-Based Compensation Expense

The Company accounts for stock-based compensation in accordance with ASC Topic 718, “Compensation — Stock Compensation” which requires all share-based payments to employees, including grants of employee stock options and restricted stock, to be recognized in the financial statements based on their respective grant date fair values. We use the Black-Scholes option pricing model to estimate the fair value of the stock option awards. The Black-Scholes model requires the use of highly subjective and complex assumptions, including the Company’s stock price, expected volatility, expected term, risk-free interest rate, and expected dividend yield. For expected volatility, we base the assumption on the historical volatility of the Company’s common stock. The expected term of the awards is based on historical data regarding employees’ option exercise behaviors. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of the awards. The dividend yield assumption is based on the Company’s history and expectation of dividend payouts. In addition to the requirement for fair value estimates, ASC Topic 718 also requires the recording of an expense that is net of an anticipated forfeiture rate. Therefore, only expenses associated with awards that are ultimately expected to vest are included in our financial statements. Our forfeiture rate is determined based on our historical option cancellation experience.

We evaluate the Black-Scholes assumptions that we use to value our awards on a quarterly basis. With respect to the forfeiture rate, we revise the rate if actual forfeitures differ from our estimates. If factors change and we employ different assumptions, stock-based compensation expenses related to future stock-based payments may differ significantly from estimates recorded in prior periods.

Income Taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying values of existing assets and liabilities and their respective tax bases. Deferred tax assets are also recorded with respect to net operating losses and other tax attribute carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the years in which temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that deferred tax assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the income of the period that includes the enactment date.

The ultimate recovery of deferred tax assets is dependent upon the amount and timing of future taxable income, and other factors such as the taxing jurisdiction in which the asset is to be recovered. A high degree of judgment is required to determine if, and the extent that, valuation allowances should be recorded against deferred tax assets. We have provided a valuation allowance at December 31, 2010 of $85.0 million against our net domestic deferred tax assets based on our assessment of past operating results, estimates of future taxable income, and the feasibility of tax planning strategies. Specifically, beginning in the fourth quarter of 2010 we had three years of cumulative losses from continuing operations. We believe having three years of cumulative losses from continuing operations limits our ability to look to future taxable income as a source for recovering our deferred tax assets. We will continue to evaluate our ability to utilize our deferred tax assets and, as a result, we may increase or decrease our valuation allowance in future periods. Although we believe that our approach to estimates and judgments as described herein is reasonable, actual results could differ and we may be exposed to increases or decreases in income taxes that could be material. There were no similar charges recognized in 2009.

Accounting for uncertainty in income taxes addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. We recognize the tax benefit from an uncertain tax position if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.

The guidance on accounting for uncertainty in income taxes also provides guidance on de-recognition and classification, and requires companies to elect and disclose their method of reporting interest and penalties on income taxes. We recognize interest and penalties related to uncertain tax positions as part of Income tax expense.

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

Interest Rate Risk

The Company manages its exposure to interest rate movements by targeting a proportionate relationship between fixed-rate debt to total debt generally within percentages between 40% and 60%. The Company uses funded fixed-rate borrowings as well as interest rate swap agreements to balance its overall fixed/floating interest rate mix. During the month of June 2010, floating to fixed interest rate swaps with a total notional amount of $70 million matured and that portion of the Company’s debt was left floating rate. Since the floating rate of interest the Company receives on its revolving credit facility has favorable pricing further enhanced by historically low LIBOR rates, the Company decided to maintain a percentage of floating rate debt outside of the 40% to 60% targets.

The following table presents the principal cash flows and weighted average interest rates by year of maturity for the Company’s total debt obligations held at December 31, 2010 ($ in millions):

	Expected Maturity Date						Fair
	2011	2012	2013	2014	Thereafter	Total	Value

Fixed rate	$5.8	$28.0	$-	$-	$-	$33.8	$31.7
Average interest rate	12.5%	12.6%	-	-	-	12.5%	-
Variable rate	$72.2	$150.8	$6.8	$0.1	$0.1	$230.0	$230.0
Average interest rate	4.8%	4.8%	9.5%	-	-	4.9%	-

See Note 9 to the Consolidated Financial Statements in this Form 10-K for a description of these agreements. A 100 basis point increase or decrease in variable interest rates in 2010 would have increased or decreased interest expense by $1.9 million, respectively.

Foreign Exchange Rate Risk

Although the majority of sales, expenses and cash flows are transacted in U.S. dollars, the Company has exposure to changes in foreign exchange rates, primarily the Euro and the British pound. If average annual foreign exchange rates had collectively weakened against the U.S. dollar by 10%, pre-tax earnings in 2010 would have decreased by $3.8 million from foreign currency translation.

The Company has foreign currency exposures related to buying and selling in currencies other than the local currency in which it operates. The Company utilizes foreign currency options and forward contracts to manage these risks.

The following table summarizes the Company’s foreign currency derivative instruments as of December 31, 2010. All are expected to settle in 2011 ($ in millions):

	Expected
	Settlement Date
	2011
		Average
	Notional	Contract	Fair
	Amount	Rate	Value

Forward contracts:
Buy U.S dollars, sell Euros	$16.8	1.3	$(0.3)
Buy British Pounds, sell Euros	5.2		(0.1)
Buy British Pounds, sell Euros	2.3		-
Other currencies	4.1		(0.2)

Total foreign currency derivatives	$28.4		$(0.6)

See Note 9 to the Consolidated Financial Statements in this Form 10-K for a description of these agreements.

Forward exchange contracts are recorded as a natural hedge when the hedged item is a recorded asset or liability that is revalued each accounting period, in accordance with ASC Topic 830, “Foreign Currency Matters.” For derivatives designated as natural hedges, changes in fair values are reported in the “Other income (expense)” line of the Consolidated Statements of Operations.

Other Matters

The Company has a business conduct policy applicable to all employees and regularly monitors compliance with that policy. The Company has determined that it had no significant related party transactions in each of the three years in the period ended December 31, 2010.

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

FEDERAL SIGNAL CORPORATION

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Federal Signal Corporation

We have audited the accompanying consolidated balance sheets of Federal Signal Corporation as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Federal Signal Corporation at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Federal Signal Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2011, expressed an unqualified opinion thereon.

Ernst & Young LLP
Chicago, Illinois
March 16, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Federal Signal Corporation

We have audited Federal Signal Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO criteria”). Federal Signal Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

As indicated in Management’s Annual Report on Internal Control over Financial Reporting included in Item 9(b), management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Sirit, Inc. and Subsidiaries and VESystems, LLC and Subsidiaries, which are included in the 2010 consolidated financial statements of Federal Signal Corporation and constituted $97.6 million and $90.6 million of total and net assets, respectively, as of December 31, 2010, and $30.2 million and $(40.7) million of revenues and net loss, respectively, for the year then ended. Our audit of internal control over financial reporting of Federal Signal Corporation also did not include an evaluation of the internal control over financial reporting of Sirit, Inc. and Subsidiaries and VESystems, LLC.

In our opinion, Federal Signal Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 of Federal Signal Corporation and our report dated March 16, 2011 expressed an unqualified opinion thereon.

Ernst & Young LLP
Chicago, Illinois
March 16, 2011

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
	($ in millions)

ASSETS
Current assets
Cash and cash equivalents	$62.1	$21.1
Accounts receivable, net of allowances for doubtful accounts of $2.8 million and $2.4 million, respectively	100.4	119.7
Inventories — Note 3	119.6	110.7
Other current assets	17.9	25.9

Total current assets	300.0	277.4
Properties and equipment — Note 4	63.2	64.2
Other assets
Goodwill — Note 5	310.4	319.6
Intangible assets, net — Note 5	84.4	50.5
Deferred tax assets — Note 7	-	17.2
Deferred charges and other assets	3.4	1.7

Total assets of continuing operations	761.4	730.6
Assets of discontinued operations, net — Note 13	3.1	13.9

Total assets	$764.5	$744.5

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings — Note 6	$1.8	$-
Current portion of long-term borrowings and capital lease obligations — Note 6	76.2	41.9
Accounts payable	53.5	44.8
Accrued liabilities
Compensation and withholding taxes	21.2	20.8
Customer deposits	10.2	10.4
Deferred revenue	10.6	4.3
Other	41.1	42.0

Total current liabilities	214.6	164.2
Long-term borrowings and capital lease obligations — Note 6	184.4	159.7
Long-term pension and other postretirement benefit liabilities	41.3	39.6
Deferred gain — Note 4	23.5	24.2
Deferred tax liabilities — Note 7	45.8	-
Other long-term liabilities	15.8	12.2

Total liabilities of continuing operations	525.4	399.9
Liabilities of discontinued operations — Note 13	18.2	15.9

Total liabilities	543.6	415.8
Shareholders’ equity — Notes 10 and 11
Common stock, $1 par value per share, 90.0 million shares authorized, 63.0 million and 49.6 million shares issued, respectively	63.0	49.6
Capital in excess of par value	164.7	93.8
Retained earnings	50.6	240.4
Treasury stock, 0.9 million and 0.8 million shares, respectively, at cost	(15.8)	(15.8)
Accumulated other comprehensive loss	(41.6)	(39.3)

Total shareholders’ equity	220.9	328.7

Total liabilities and shareholders’ equity	$764.5	$744.5

See notes to consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2010	2009	2008
	($ in millions, except per share data)

Net sales	$726.5	$750.4	$878.0
Costs and expenses
Cost of sales	542.3	557.3	643.0
Selling, engineering, general and administrative	173.3	155.8	180.6
Acquisition and integration related costs	3.9	-	-
Goodwill and intangible assets impairment— Note 5	78.9	-	-
Restructuring charges — Note 14	5.0	1.5	2.7

Operating (loss) income	(76.9)	35.8	51.7
Interest expense	10.3	11.4	15.3
(Gain) loss on investment in joint venture	(0.1)	(1.2)	13.0
Other expense	1.3	0.5	0.8

(Loss) income before income taxes	(88.4)	25.1	22.6
Income tax (provision) benefit — Note 7	(72.3)	(5.3)	6.1

(Loss) income from continuing operations	(160.7)	19.8	28.7
Discontinued operations — Note 13
(Loss) gain from discontinued operations and disposal, net of tax (expense) benefit of $0.0 million, ($1.0) million, and $16.6 million, respectively	(15.0)	3.3	(123.7)

Net (loss) income	$(175.7)	$23.1	$(95.0)

Basic and diluted (loss) earnings per share
(Loss) earnings from continuing operations	$(2.79)	$0.41	$0.61
(Loss) earnings from discontinued operations and disposal, net of taxes	(0.26)	0.06	(2.60)

Net (loss) earnings per share	$(3.05)	$0.47	$(1.99)

See notes to consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated
	Common	Capital in			Other
	Stock Par	Excess of	Retained	Treasury	Comprehensive
	Value	Par Value	Earnings	Stock	Loss	Total
			($ in millions)

Balance at December 31, 2007	$49.4	$103.2	$335.8	$(30.1)	$(11.0)	$447.3
Comprehensive loss:
Net loss			(95.0)			(95.0)
Foreign currency translation					(20.0)	(20.0)
Unrealized gains on derivatives, net of $0.7 million tax expense					1.1	1.1
Change in unrecognized losses related to pension benefit plans, net of $16.3 million tax benefit					(31.6)	(31.6)

Comprehensive loss						(145.5)
Adjustment to adopt ASC Topic 715 (EITF 06 — 04)			(0.3)			(0.3)
Cash dividends declared			(11.5)			(11.5)
Share based payments:
Non-vested stock and options		2.9				2.9
Stock awards		0.6				0.6
Common stock cancelled	(0.1)	(0.3)				(0.4)
Treasury stock purchases				(6.0)		(6.0)

Balance at December 31, 2008	49.3	106.4	229.0	(36.1)	(61.5)	287.1
Comprehensive loss:
Net income			23.1			23.1
Foreign currency translation					12.6	12.6
Unrealized gains on derivatives, net of $0.1 million tax expense					0.2	0.2
Change in unrecognized gains related to pension benefit plans, net of $5.4 million tax expense					9.4	9.4

Comprehensive income						45.3
Cash dividends declared			(11.7)			(11.7)
Share based payments:
Non-vested stock and options		3.1				3.1
Stock awards	0.4	0.4				0.8
Common stock cancelled	(0.1)	(0.2)				(0.3)
Issuance of common stock from treasury		(15.9)		20.3		4.4

Balance at December 31, 2009	49.6	93.8	240.4	(15.8)	(39.3)	328.7
Comprehensive loss:
Net loss			(175.7)			(175.7)
Foreign currency translation					(4.5)	(4.5)
Unrealized gains on derivatives, net of $0.0 million tax expense					0.8	0.8
Change in unrecognized gains related to pension benefit plans, net of $0.0 million tax expense					1.4	1.4

Comprehensive loss						(178.0)
Shares issued for acquisition	1.2	9.0				10.2
Equity offering, net of fees	12.1	59.1				71.2
Cash dividends declared			(14.1)			(14.1)
Share based payments:
Non-vested stock and options		2.3				2.3
Stock awards	0.1	0.3				0.4
Common stock cancelled		0.2				0.2

Balance at December 31, 2010	$63.0	$164.7	$50.6	$(15.8)	$(41.6)	$220.9

See notes to consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2010	2009	2008
	($ in millions)

Operating activities
Net (loss) income	$(175.7)	$23.1	$(95.0)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss (gain) on discontinued operations and disposal	15.0	(3.3)	123.7
(Gain) loss on joint venture	(0.1)	(1.2)	13.0
Goodwill and intangible assets impairment	78.9	-	-
Valuation allowance	85.0	-	-
Depreciation and amortization	19.2	14.7	14.3
Stock option and award compensation expense	2.3	3.1	2.9
Provision for doubtful accounts	1.2	0.9	7.1
Deferred income taxes	(13.7)	3.7	(14.4)
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions of companies
Accounts receivable	19.6	17.8	(14.3)
Inventories	(7.9)	21.8	(18.5)
Other current assets	2.6	(0.7)	1.9
Accounts payable	4.0	(3.3)	(10.5)
Customer deposits	-	(7.4)	-
Accrued liabilities	(3.4)	(5.8)	(1.9)
Income taxes	(1.2)	1.9	(7.9)
Pension contributions	(1.1)	(1.0)	(11.5)
Deferred revenue	6.3	0.2	2.0
Other	6.8	(3.5)	2.5

Net cash provided by (used for) continuing operating activities	37.8	61.0	(6.6)
Net cash (used for) provided by discontinued operating activities	(6.6)	1.4	130.3

Net cash provided by operating activities	31.2	62.4	123.7
Investing activities
Purchases of properties and equipment	(12.8)	(14.4)	(27.9)
Proceeds from sales of properties and equipment	1.9	4.0	38.0
Payments for acquisitions, net of cash acquired	(97.3)	(13.5)	-
Other, net	-	10.0	(10.1)

Net cash used for continuing investing activities	(108.2)	(13.9)	(0.0)
Net cash provided by discontinued investing activities	0.2	44.9	54.6

Net cash (used for) provided by investing activities	(108.0)	31.0	54.6
Financing activities
Increase (reduction) in short-term borrowings, net	130.9	(12.6)	0.6
Proceeds from issuance of long-term borrowings	-	12.5	148.8
Repayment of long-term borrowings	(70.8)	(77.6)	(169.5)
Purchases of treasury stock	-	-	(6.0)
Cash dividends paid to shareholders	(13.3)	(11.7)	(11.5)
Proceeds from Equity offering, net	71.2	-	-
Other, net	0.6	0.2	0.2

Net cash provided by (used for) continuing financing activities	118.6	(89.2)	(37.4)
Net cash used for discontinued financing activities	(1.0)	(7.3)	(129.3)

Net cash provided by (used for) financing activities	117.6	(96.5)	(166.7)

Effects of foreign exchange rate changes on cash	0.2	0.8	(0.7)
Increase (decrease) in cash and cash equivalents	41.0	(2.3)	10.9
Cash and cash equivalents at beginning of year	21.1	23.4	12.5

Cash and cash equivalents at end of year	$62.1	$21.1	$23.4

See notes to consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

NOTE 1 —	SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation:  The accompanying consolidated financial statements include the accounts of Federal Signal Corporation and all of its significant subsidiaries (“Federal Signal” or the “Company”) and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All significant intercompany balances and transactions have been eliminated in consolidation. These consolidated financial statements include estimates and assumptions by management that effect the amounts reported in the consolidated financial statements. Actual results could differ from these estimates. The operating results of businesses divested during 2010, 2009, and 2008 have been excluded since the date of sale, and have been reported prior to sale as discontinued operations (See Note 13). Certain prior year amounts have been reclassified to conform to the current year presentation.

Effective June 6, 2010, the Company reorganized its segments to better align the Company’s intelligent transportation and public safety businesses for growth. As a result of this reorganization, the Company created a new operating segment called Federal Signal Technologies Group (“FSTech”) that includes the vehicle classification software, automated license plate recognition and parking systems businesses from our Safety and Security Systems operating segment and the newly acquired businesses, Sirit and VESystems. The Safety and Security Systems operating segment retained the businesses that offer systems for campus and community alerting, emergency vehicles, first responder interoperable communications, industrial communications and command and municipal security.

As a result of this reorganization, products manufactured and services rendered by the Company are divided into four major operating segments: Federal Signal Technologies, Safety and Security Systems, Fire Rescue and Environmental Solutions. The individual operating businesses are organized as such because they share certain characteristics, including technology, marketing, distribution and product application, which create long-term synergies.

The Company identified certain adjustments related to the timing of recording revenue on certain arrangements primarily in the FSTech Group. The revenue related adjustments resulted in a decrease in previously reported revenue during the quarters ended April 3, July 3, and October 2, 2010 of $1.6 million, $2.5 million, and $2.1 million, respectively. The revenue related adjustments resulted in a decrease in previously reported income (loss) from continuing operations during the quarters ended April 3, July 3, and October 2, 2010 of $1.4 million, $2.2 million, and $1.3 million, respectively. These prior interim period adjustments individually and in the aggregate are not material to the financial results for previously issued interim financial data in 2010. We have not filed an amendment to our previously issued quarters. The significant corrections included:

•	The Company offers when-and-if-available upgrade rights to its customers in connection with the sale of software and firmware. The Company did not defer the revenue for the fair value of the upgrade rights until the future obligation was fulfilled or the right to the specified upgrade expired.
•	The Company entered into certain transactions that contained extended payment terms and other conditions that would have required a deferral of revenue. The Company recognized revenue before the risk and rewards of ownership transferred.
•	The Company entered into certain arrangements to provide customized systems which required the Company to make estimates relative to the extent of progress toward completion. The Company was unable to make reasonably dependable estimates, resulting in recording profits prematurely.

Non-U.S. Operations:  Assets and liabilities of Non-U.S. subsidiaries, other than those whose functional currency is the U.S. dollar, are translated at current exchange rates with the related translation adjustments reported in shareholders’ equity as a component of accumulated other comprehensive loss. Statements of Operations accounts are translated at the average exchange rate during the period. Where the U.S. dollar is considered the functional currency, monetary assets and liabilities are translated at current exchange rates with the related adjustment included in net income. Non-monetary assets and liabilities are translated at historical exchange rates.

The Company incurs foreign currency transaction gains/losses relating to assets and liabilities that are denominated in a currency other than the functional currency. For 2010, 2009 and 2008, the Company incurred foreign currency translation losses, included in other expense in the Consolidated Statements of Operations, of $1.3 million, $0.3 million, and $0.7 million, respectively.

Cash equivalents:  The Company considers all highly liquid investments with a maturity of three-months or less, when purchased, to be cash equivalents.

Accounts receivable, lease financing and other receivables and allowances for doubtful accounts: A receivable is considered past due if payments have not been received within agreed upon invoice terms. The Company’s policy is generally to not charge interest on trade receivables after the invoice becomes past due, but to charge interest on lease receivables. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments on the outstanding accounts receivable and outstanding lease financing and other receivables. The allowances are each maintained at a level considered appropriate based on historical and other factors that affect collectability. These factors include historical trends of write-offs, recoveries and credit losses; portfolio credit quality; and current and projected economic and market conditions. If the financial condition of the Company’s customers were to deteriorate, resulting in a reduced ability to make payments, additional allowances may be required.

Inventories:  The Company’s inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out (“FIFO”) method. Included in the cost of inventories are raw materials, direct wages and associated production costs.

Properties and equipment and related depreciation:  Properties and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Useful lives range from 8 to 40 years for buildings and 3 to 15 years for machinery and equipment. Leasehold improvements are depreciated over the shorter of the remaining life of the lease or the useful life of the improvement. Property and equipment and other long-term assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets. Such analyses necessarily involve significant judgment.

Goodwill and Other Intangible assets:  Goodwill represents the excess of the cost of an acquired business over the amounts assigned to its net assets. Goodwill is not amortized but is tested for impairment at a reporting unit level on an annual basis or when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company performed its annual goodwill impairment test as of October 31, 2010.

Goodwill is tested for impairment based on a two-step test. The first step, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The Company generally determines the fair value of its reporting units using two valuation methods: the “Income Approach — Discounted Cash Flow Analysis” method, and the “Market Approach — Guideline Public Company Method.”

Under the “Income Approach — Discounted Cash Flow Analysis” method the key assumptions consider projected sales, cost of sales, and operating expenses. These assumptions were determined by management utilizing our internal operating plan, growth rates for revenues and operating expenses, and margin assumptions. An additional key assumption under this approach is the discount rate, which is determined by looking at current risk-free rates of capital, current market interest rates, and the evaluation of risk premium relevant to the business segment. If our assumptions relative to growth rates were to change or were incorrect, our fair value calculation may change, which could result in impairment.

Under the “Market Approach — Guideline Public Company Method” the Company identified several publicly traded companies, including Federal Signal, which we believe have sufficiently relevant similarities. For these companies the Company calculated the mean ratio of invested capital to revenues and invested capital to EBITDA. Similar to the income approach discussed above, sales, cost of sales, operating expenses, and their respective growth rates are key assumptions utilized. The market prices of Federal Signal and other guideline companies are additional key assumptions. If these market prices increase, the estimated market value would increase. If the market prices decrease, the estimated market value would decrease.

The results of these two methods are weighted based upon management’s evaluation of the relevance of the two approaches. In the current year evaluation management determined that the income approach provided a more relevant measure of each reporting unit’s fair value and used it to determine reporting unit fair value. Management used the market approach to corroborate the results of the income approach. Management used the income approach to determine fair value of the reporting units because it considers anticipated future financial performance. The market approach is based upon historical and current economic conditions which might not reflect the long term prospects or opportunities for the business segment being evaluated.

During the fourth quarter of 2010, the Company performed the annual assessment, determined that the goodwill associated with the FSTech Group reporting unit was impaired, and recorded impairment charges of $67.1 million. The impairment charge resulted from decreased sales and cash flow estimated in our FSTech Group. As of December 31, 2010, the goodwill impairment charge is an estimate and may be adjusted during the first quarter of 2011 upon completion of a detailed second step impairment analysis. We have not completed the second step because we are awaiting additional information needed to value certain assets of the reporting unit. We will complete the second step in the first quarter of 2011 and changes to the estimated impairment we have recorded could be material. The fair values of the other reporting units exceeded their respective carrying amounts by 10% or more. The Company had no goodwill impairments in 2009 or 2008. Adverse changes to the Company’s business environment and future cash flows could cause us to record impairment charges in future periods which could be material. See Note 5 of the Consolidated Financial Statements for further information.

An intangible asset determined to have an indefinite useful life is not amortized. Indefinite lived intangible assets are evaluated each reporting period to determine whether events and circumstances continue to support an indefinite useful life. These assets are tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired.

The impairment test consists of a comparison of the fair value of the indefinite lived intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

Significant judgment is applied when evaluating if an intangible asset has an indefinite useful life. In addition, for indefinite lived intangible assets, significant judgment is applied in testing for impairment. This judgment includes developing cash flow projections, selecting appropriate discount rates, identifying relevant market comparables, and incorporating general economic and market conditions. During the fourth quarter of 2010, as a result of the annual assessment, the Company concluded that the fair value determined by the income approach, of certain trade names in the FSTech Group was lower than the carrying value. As a result, the Company recognized a $11.8 million impairment charge to trade names within the FSTech segment in the fourth quarter of 2010. The Company had no impairments in 2009 and 2008. Adverse changes to the Company’s business environment and future cash flows could cause us to record impairment charges in future periods, which could be material. See Note 5 of the Consolidated Financial Statements for further information.

Definite lived intangible assets are amortized using the straight-line method over the estimated useful lives and are tested for impairment if indicators exist.

Stock-based compensation plans:  The Company has various stock-based compensation plans, described more fully in Note 10.

The Company accounts for stock-based compensation in accordance with the provisions of ASC Topic 718, “Compensation — Stock Compensation.” The fair value of stock options is determined using a Black-Scholes option pricing model.

Use of estimates:  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Concentration Risk:  Our financial condition, results of operations, and cash flows are subject to a concentration risk of union employees. As of December 31, 2010, approximately 28% of the Company’s domestic hourly works were represented by unions. On February 23, 2011, the Company’s subsidiary, Vactor Manufacturing Inc., located in Streator, Illinois, received notice that the International Brotherhood of the Boilermakers filed a petition under the National Labor Relations Act, seeking certification to represent approximately 300 hourly employees for the purpose of collective bargaining. The election to determine whether a majority of the employees identified wish to be represented by the union for the purpose of collective bargaining normally occurs within 42 days of the filing of the petition, subject to adjustment in certain events.

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

Cash flow hedge:  A hedge of a forecast transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability is declared as a cash flow hedge. The effective portion of the change in the fair value of a derivative that is declared as a cash flow hedge is recorded in accumulated other comprehensive income. When the hedged item impacts the statement of operations, the gain or loss previously included in accumulated other comprehensive income is reported on the same line in the consolidated statements of operations as the hedged item. In addition, both the fair value of changes excluded from the Company’s effectiveness assessments and the ineffective portion of the changes in the fair value of derivatives used as cash flow hedges are reported in Other Expense in the consolidated statements of operations.

The Company formally documents its hedge relationships, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. Derivatives are recorded in the consolidated balance sheets at fair value in other deferred charges and assets and other accrued liabilities. This process includes linking derivatives that are designated as hedges of specific forecast transactions. The Company also formally assesses, both at inception and at least quarterly thereafter, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in either the fair value or cash flows of the hedged item. If it is determined that a derivative ceases to be a highly effective hedge, or if the anticipated transaction is no longer likely to occur, the Company discontinues hedge accounting, and any deferred gains or losses are recorded in Other Expense. Amounts related to terminated interest rate swaps are deferred and amortized as an adjustment to interest expense over the original period of interest exposure, provided the designated liability continues to exist or is probable of occurring.

Fair value of financial instruments:  In September 2006, the Financial Accounting Standards Board (FASB) issued ASC Topic 820, “Fair Value Measurements and Disclosures,” which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosure about fair value measurements. The Company adopted the provisions of ASC Topic 820 with respect to its financial assets and liabilities that are measured at fair value within the financial statements as of January 1, 2008. The Company adopted the provisions of ASC Topic 820 with respect to its non-financial assets and non-financial liabilities as of January 1, 2009. The adoption of ASC Topic 820 did not have a material impact on the Company’s fair value measurements and the required disclosures are contained in the notes to Consolidated Financial Statements.

ASC Topic 820 established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

In February 2007, the FASB issued ASC Topic 825, “Financial Instruments”, which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The Company adopted this statement as of January 1, 2008 and has elected not to apply the fair value option to any of its financial instruments at this time.

Business Combinations:  In December 2007, the FASB issued ASC Topic 805, “Business Combinations” which expands the definition of a business and a business combination; requires the fair value of the purchase price of an acquisition, including the issuance of equity securities to be determined on the acquisition date; requires that all assets, liabilities, contingent consideration, contingencies and in-process research and development costs of an acquired business be recorded at fair value at the acquisition date; requires that acquisition costs generally be expensed as incurred; requires that restructuring costs generally be expensed in periods subsequent to the acquisition date; and requires changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period to impact income tax expense. The Company adopted the guidance on January 1, 2009.

Split-dollar life insurance arrangements:  In accordance with ASC Topic 715-60, “Defined benefit plans — other postretirement” which concludes that an employer should recognize a liability for post-employment benefits promised to an employee. The Company has one arrangement that meets these criteria and has recorded a liability of approximately $0.4 million and $0.4 million at December 31, 2010 and 2009, respectively.

Revenue recognition:  Net sales consist primarily of revenue from the sale of equipment, environmental vehicles, vehicle mounted aerial platforms, parts, software, service, and maintenance contracts.

The Company recognizes revenue for products when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collection is probable. Product is considered delivered to the customer once it has been shipped and title and risk of loss have been transferred. For most of the Company’s product sales, these criteria are met at the time the product is shipped; however, occasionally title passes later or earlier than shipment due to customer contracts or letter of credit terms. If at the outset of an arrangement the Company determines the arrangement fee is not, or is presumed not to be, fixed or determinable, revenue is deferred and subsequently recognized as amounts become due and payable and all other criteria for revenue recognition have been met.

For any product within these groups that either is software or is considered software-related, the Company accounts for such products in accordance with the specific industry accounting guidance for software and software-related transactions.

The Company accounts for multiple element arrangements that consist only of software or software-related products in accordance with industry specific accounting guidance for software and software-related transactions. If a multiple-element arrangement includes software and other deliverables that are neither software nor software-related, the Company applies various revenue-related GAAP to determine if those deliverables constitute separate units of accounting from the software or software-related deliverables. If the Company can separate the deliverables, the Company applies the industry specific accounting guidance to the software and software-related deliverables and applies other appropriate guidance to the non-software-related deliverables. Revenue on arrangements that include multiple elements such as hardware, software, and services is allocated to each element based on the relative fair value of each element. Each element’s allocated revenue is recognized when the revenue recognition criteria for that element have been met. Fair value is generally determined by vendor specific objective evidence (“VSOE”), which is based on the price charged when each element is sold separately. If the Company cannot objectively determine the fair value of any undelivered element included in a multiple-element arrangement, the Company defers revenue until all elements are delivered and services have been performed, or until fair value can objectively be determined for any remaining undelivered elements. When the fair value of a delivered element has not been established, but fair value exists for the undelivered elements, the Company uses the residual method to recognize revenue if the fair value of all undelivered elements is determinable. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered elements and is recognized as revenue.

Implementation services include the design, development, testing, and installation of systems. These services are recognized pursuant to SOP 81-1, Accounting for Performance of Construction-Type Contracts and Certain Production-Type Contracts. In such cases, the Company is required to make reasonably dependable estimates relative to the extent of progress toward completion by comparing the total hours incurred to the estimated total hours for the arrangement and, accordingly, would apply the percentage-of-completion method. If the Company were unable to make reasonably dependable estimates of progress towards completion, then it would use the completed-contract method, under which revenue is recognized only upon completion of the services. If total cost estimates exceed the anticipated revenue, then the estimated loss on the arrangement is recorded at the inception of the arrangement or at the time the loss becomes apparent.

Revenue from maintenance contracts is deferred and recognized ratably over the coverage period. These contracts typically extend phone support, software updates and upgrades, technical support, and equipment repairs.

Certain products which include software elements that are considered to be “more than incidental” are sold with post-contract support, which may include certain upgrade rights that are offered to customers in connection with software sales or the sale of extended warranty and maintenance contracts. The Company defers revenue for the fair value of the upgrade rights until the future obligation is fulfilled or the right to the upgrade expires. When the Company’s software products are available with maintenance agreements that grant customers rights to unspecified future upgrades over the maintenance term on a when and if available basis, revenue associated with such maintenance is recognized ratably over the maintenance term.

Net sales:  Net sales are net of returns and allowances. Returns and allowances are calculated and recorded as a percentage of revenue based upon historical returns. Gross sales includes sales of products and billed freight related to product sales. Freight has not historically comprised a material component of gross sales.

Product shipping costs:  Product shipping costs are expensed as incurred and are included in cost of sales.

Investments:  In 2005, the Company entered into an agreement with the Shanghai Environmental Sanitary Vehicle and Equipment Factory (“SHW”) and United Motor Works (“UMW”) to form a joint venture to manufacture specialty vehicles in the Peoples Republic of China (“China Joint Venture”). The investment in the joint venture was accounted for under the equity method. The Company’s 50% interest in the venture did not represent a controlling interest. In February 2009, the Company decided to terminate funding to this venture as a review of the market and forecasts of the joint venture’s cash flows indicated its bank debt was unlikely to be repaid and that its assets were impaired. A charge of $10.4 million was taken in 2008 and reported in the Statements of Operations as loss on investment in joint venture to write-down completely the Company’s investment, and to reflect the Company’s $9.4 million obligation to guaranty the debt of the joint venture and $1.0 million obligation to guaranty the investment of UMW. In 2009, the partners agreed to voluntarily liquidate the joint venture. A net gain of $0.1 million and $1.2 million was reported in the Statements of Operations as a gain in investment in joint venture that pertains primarily to the liquidation of assets in 2010 and 2009, respectively. The Company’s share of operating losses was $2.6 million in the year ended December 31, 2008.

Income Taxes:  We file a consolidated U.S. federal income tax return for Federal Signal Corporation and its eligible domestic subsidiaries. Our non-U.S. subsidiaries file income tax returns in their respective local jurisdictions. We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax benefit carry forwards. Deferred tax assets and liabilities at the end of each period are determined using enacted tax rates. A valuation allowance is established or maintained when, based on currently available information and other factors, it is more likely than not that all or a portion of a deferred tax asset will not be realized.

Accounting standards on accounting for uncertainty in income taxes address the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under the guidance on accounting for uncertainty in income taxes, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. The guidance on accounting for uncertainty in income taxes also provides guidance on de-recognition, classification, interest and penalties on income taxes, and accounting in interim periods.

NOTE 2 — ACQUISITIONS

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

The following table summarizes the fair values of the assets acquired and liabilities assumed from the acquisition of Sirit. Since the acquisition and the initial preliminary purchase price allocation included in the Company’s Form 10-Q for the first quarter ended March 31, 2010, net adjustments of $0.2 million were made to the fair values of the assets acquired and liabilities assumed with a corresponding adjustment to goodwill. These adjustments are summarized in the table presented below:

		2010
		Adjustments
	Initial	to Fair	December 31,
($ in millions)	Valuation	Value	2010

Purchase Price	$74.9	$-	$74.9
Fair Value of Assets Acquired:
Current assets	7.0	-	7.0
Fixed assets	1.6	-	1.6
Intangible assets	37.1	-	37.1
Other assets	0.4	-	0.4

Total Assets Acquired	46.1	-	46.1

Fair Value of Liabilities Assumed:
Current liabilities	13.2	(0.1)	13.1
Deferred tax liabilities, net	2.4	0.3	2.7

Total Liabilities Assumed	15.6	0.2	15.8

Goodwill (1)	44.4	0.2	44.6

(1)	The goodwill of $44.6 million is non-deductible for tax purposes.

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

		2010
		Adjustments
	Initial	to Fair	December 31,
($ in millions)	Valuation	Value	2010

Purchase Price	$34.8	$-	$34.8
Fair Value of Assets Acquired:
Current assets	2.2	-	2.2
Fixed assets	0.1	-	0.1
Intangible assets	16.1	-	16.1
Other assets	0.5	-	0.5

Total Assets Acquired	18.9	-	18.9

Fair Value of Liabilities Assumed:
Current liabilities	1.9	0.3	2.2

Total Liabilities Assumed	1.9	0.3	2.2

Goodwill (2)	17.8	0.3	18.1

(2)	The goodwill of $18.1 million is deductible for tax purposes over 15 years, starting in 2010.

Diamond Consulting Services Ltd.

On December 9, 2009, the Company acquired all equity interests of Diamond Consulting Services Ltd. (“Diamond”) for total consideration of $13.9 million. In addition to the consideration paid, the Company may be required to pay up to $3.2 million of retention payments in future years. The deferred retention expense is calculated in accordance with the sale and purchase agreement of Diamond dated December 9, 2009. A sum of £1,000,000 (one million pounds sterling) was payable to the former owners of Diamond on or before January 31, 2011 in the event that the former owners of Diamond were employed by the Company on December 31, 2010 and were at that time actively engaged in the business. An additional amount of £1,000,000 (one million pounds sterling) is payable to the former owners of Diamond on or before January 31, 2012 in the event that former owners of Diamond are employed by the Company on December 31, 2011 and are at that time actively engaged in the business. The former owners of Diamond did maintain employment through December 31, 2010 and were paid the first contingent payment of £1,000,000 (one million pounds sterling) in January 2011.

In accordance with ASC 805-10-55-25, the deferred retention payments are being treated as compensation expense for post combination services as the contingent payments are automatically forfeited if employment is terminated. The total contingency of £2,000,000 (two million pounds sterling) is being expensed ratably over the two year period that the employees are required to stay in order to earn the retention payment.

Diamond specializes in vehicle classification systems for tolling and other intelligent transportation systems. The acquisition supports the Company’s long-term strategy by creating growth opportunities and revenue synergies. The results of Diamond are included in the FSTech operating segment.

The following table summarizes the fair values of the assets acquired and liabilities assumed from the acquisition of Diamond. Since the acquisition and the initial preliminary purchase price allocation included in the Company’s Form 10-K for the year ended December 31, 2009, net adjustments of ($0.5) million were made to the fair values of the assets acquired and liabilities assumed with a corresponding adjustment to goodwill. These adjustments are summarized in the table presented below.

		2010
		Adjustments
	Initial	to Fair	December 31,
($ in millions)	Valuation	Value	2010

Purchase Price	$13.5	$0.4	$13.9
Fair Value of Assets Acquired:
Current assets	0.7	-	0.7
Intangible assets	6.9	(0.1)	6.8
Other assets	0.2	-	0.2

Total Assets Acquired	7.8	(0.1)	7.7

Fair Value of Liabilities Assumed:
Current liabilities	1.0	(0.1)	0.9
Deferred tax liabilities, net	2.8	(0.9)	1.9

Total Liabilities Assumed	3.8	(1.0)	2.8

Goodwill (3)	9.5	(0.5)	9.0

(3)	The goodwill of $9.0 million is non-deductible for tax purposes.

The following table summarizes the preliminary fair value of amortizable and indefinite-lived intangible assets as of their respective acquisition dates:

	Sirit		VESystems		Diamond
		Estimated useful		Estimated useful		Estimated useful
($ in millions)	Fair Value	life (in years)	Fair Value	life (in years)	Fair Value	life (in years)

Amortizable intangible assets:
Patents	$-		$-		$1.7	10
Customer relationships	18.0	18	9.5	17	$1.5	10
Technology	12.1	9	4.9	16	2.0	15
Non-compete	2.9	5	0.4	5	0.6	5

Total amortizable intangible assets	$33.0		$14.8		$5.8
Indefinite-lived intangibles:
Trade names	$4.1		$1.3		1.0

Total intangible assets	$37.1		$16.1		$6.8

The Company determined the useful life of its customer relationship intangible assets in accordance with ASC 350, Goodwill and Other. In accordance with ASC 350-30-35-2, the useful lives are based on the period during which 95% of the undiscounted cash flows of the assets will be realized. In addition to analyzing the pattern of benefit demonstrated by the asset’s cash flow stream, the Company also considered factors discussed in ASC 350-30-35-3 and determined that the useful lives are appropriate.

Subsequent to the completion of the aforementioned acquisitions and in association with the Company’s annual impairment assessment, the Company recorded charges of $67.1 million and $11.8 million to impair goodwill and certain trade names within the FSTech Group, respectively. See Note 5 for additional information.

Pro Forma Condensed Combined Financial Information

The following unaudited pro forma condensed combined financial information presents the results of operations of the Company as they may have appeared if the closing of Sirit and VESystems, presented in the aggregate, had been completed on January 1, 2010 and January 1, 2009, respectively:

	December 31,
($ in millions, except per share data)	2010	2009

Net sales	$734.8	$797.0
(Loss) income from continuing operations	(160.3)	14.0
(Loss) earnings from continuing operations — per basic and diluted share	$(2.78)	$0.28

The unaudited pro forma condensed combined financial information is presented for illustrative purposes only and does not indicate the actual financial results of the Company had the closing of Sirit and VESystems been completed on January 1, 2010 and January 1, 2009, respectively, nor is it indicative of the results of operations in future periods. Included in the unaudited pro forma combined financial information for the years ended December 31, 2010 and 2009 were pro forma adjustments to reflect the results of operations of Sirit and VESystems as well as the impact of amortizing certain acquisition accounting adjustments such as amortizable intangible assets. The pro forma condensed financial information does not indicate the impact of possible business model changes, nor does it consider any potential impacts of current market conditions, expense efficiencies or other factors. The combined net sales and net loss for the year ended December 31, 2010 was $30.2 million and $(40.7) million, respectively.

Acquisition and Integration Related Expenses

For the year ended December 31, 2010, pretax charges totaling $3.9 million were recorded for acquisition and integration related costs. For the year ended December 31, 2009, there were no charges recorded for acquisitions and integration related costs. These charges, which were expensed in accordance with the accounting guidance for business combinations, were recorded in “Acquisition and integration related costs” and are included as a component of Corporate expenses.

NOTE 3 —	INVENTORIES

Inventories at December 31 are summarized as follows ($ in millions):

	2010	2009

Raw materials	$55.0	$52.9
Work in process	29.0	27.8
Finished goods	35.6	30.0

Total inventories	$119.6	$110.7

NOTE 4 —	PROPERTIES AND EQUIPMENT

Properties and equipment at December 31 are summarized as follows ($ in millions):

	2010	2009

Land	$0.3	$0.3
Buildings and improvements	23.1	22.6
Machinery and equipment	141.1	137.8
Accumulated depreciation	(101.3)	(96.5)

Total properties and equipment	$63.2	$64.2

In July 2008, the Company entered into sale-leaseback transactions for its Elgin and University Park, Illinois plant locations. Net proceeds received were $35.8 million, resulting in a deferred gain of $29.0 million. The deferred gain is being amortized over the 15-year life of the respective leases. The balance was $23.5 million and $24.2 million at December 31, 2010 and 2009, respectively.

The Company leases certain facilities and equipment under operating leases, some of which contain options to renew. Total rental expense on all operating leases was $11.4 million in 2010, $10.3 million in 2009, and $9.3 million in 2008. Sublease income and contingent rentals relating to operating leases were insignificant. At December 31, 2010, minimum future rental commitments under operating leases having non-cancelable lease terms in excess of one year aggregated $66.5 million payable as follows: $9.6 million in 2011, $7.0 million in 2012, $6.2 million in 2013, $6.1 million in 2014, $5.3 million in 2015, and $32.3 million thereafter.

NOTE 5 —	GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill and trade names for the years ended December 31, 2010 and 2009, by operating segment, were as follows ($ in millions):

Goodwill
	Environmental	Fire	Safety	Federal Signal
($ in millions)	Solutions	Rescue	& Security	Technologies	Total

December 31, 2008	$120.3	$33.0	$118.4	$31.9	$303.6
Acquisitions	-	-	-	9.5	9.5
Translation/Adjustments	0.1	1.7	2.5	2.2	6.5

December 31, 2009	120.4	34.7	120.9	43.6	319.6
Acquisitions	-	-	-	62.2	62.2
Translation/Adjustments	-	(0.8)	(2.7)	(0.8)	(4.3)
Impairment	-	-	-	(67.1)	(67.1)

December 31, 2010	$120.4	$33.9	$118.2	$37.9	$310.4

Trade names
	Environmental	Fire	Safety	Federal Signal
($ in millions)	Solutions	Rescue	& Security	Technologies	Total

December 31, 2008	$-	$-	$-	$19.4	$19.4
Acquisitions	-	-	-	3.4	3.4
Translation/Adjustments	-	-	-	1.6	1.6

December 31, 2009	-	-	-	24.4	24.4
Acquisitions	-	-	-	5.4	5.4
Translation/Adjustments	-	-	-	(2.7)	(2.7)
Impairment	-	-	-	(11.8)	(11.8)

December 31, 2010	$-	$-	$-	$15.3	$15.3

*	Goodwill by operating segment at December 31, 2008 and December 31, 2009 has been restated to reflect the changes in operating segments described in Note 16.

The following table provides the gross carrying value and accumulated amortization for each major class of intangible assets:

	Weighted
	Average	December 31, 2010			December 31, 2009
	Useful	Gross		Net	Gross		Net
	Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
($ in millions)	(Years)	Value	Amortization	Value	Value	Amortization	Value

Amortizable Intangible Assets:
Developed software	6	$23.0	$(17.5)	$5.5	$21.6	$(15.6)	$6.0
Patents	10	2.3	(0.6)	1.7	0.7	(0.5)	0.2
Customer relationships	15	45.0	(7.3)	37.7	19.0	(4.2)	14.8
Technology	11	23.7	(3.1)	20.6	5.6	(1.2)	4.4
Other	5	5.7	(2.1)	3.6	1.8	(1.1)	0.7

Total	12	99.7	(30.6)	69.1	48.7	(22.6)	26.1

Indefinite-lived Intangible Assets:
Trade names		15.3	-	15.3	24.4	-	24.4

Total		$115.0	$(30.6)	$84.4	$73.1	$(22.6)	$50.5

Amortization expense for the years ended December 31, 2010, 2009, and 2008 totaled $8.2 million, $5.2 million, and $4.6 million, respectively. The Company estimates that the aggregate amortization expenses will be $9.2 million in 2011, $8.2 million in 2012, $6.9 million in 2013, $6.8 million in 2014, $6.2 million in 2015, and $31.8 million thereafter. Actual amounts of amortization may differ from estimated amounts due to additional intangible asset acquisitions, changes in foreign currency rates, impairment of intangible assets, and other events.

The Company accounts for goodwill and indefinite-lived intangible assets in accordance with ASC 360 “Intangibles — Goodwill and Other”, as indicated in Note 1.

During the fourth quarter of 2010, the Company performed its annual assessment and determined that the goodwill and certain trade names within the FSTech Group reporting unit were impaired, and recorded impairment charges of $67.1 million and $11.8 million, respectively. The impairment charges resulted from decreased sales and cash flow estimated in our FSTech Group. As of December 31, 2010, the goodwill impairment charge is an estimate and may be adjusted during the first quarter of 2011 upon completion of a detailed second step impairment analysis.

NOTE 6 —	DEBT

Short-term borrowings at December 31 consisted of the following ($ in millions):

	2010	2009

Non-U.S. lines of credit	$1.8	$-

Total short-term borrowings	$1.8	$-

Long-term borrowings at December 31 consisted of the following ($ in millions):

($ in millions)	2010	2009

Revolving Credit Facility	$214.6	$85.0
Alternative Currency Facility (within Revolving Credit Facility)	4.0	16.2
10.79% Unsecured Private Placement note with annual installments of $10.0 million due 2010-2011	1.3	11.4
10.60% Unsecured Private Placement note with annual installments of $7.1 million due 2010-2011	0.6	8.1
8.93% Unsecured Private Placement note with annual installments of $8.0 million due 2010-2012	-	14.8
9.24% Unsecured Private Placement note due 2012	31.9	42.7
Unsecured Private Placement note, floating rate (5.63% and 2.35% at September 30, 2010 and December 31, 2009, respectively) due 2010-2013	7.1	21.3
Subsidiary Loan Agreement	1.0	3.2
Capital Lease Obligations	1.0	-

	261.5	202.7
Unamortized balance of terminated fair value interest rate swaps	0.6	1.4

	262.1	204.1
Less current maturities, excluding financial services activities	(75.8)	(41.9)
Less current capital lease obligations	(0.4)	-
Less financial services activities — borrowings (included in discontinued operations)	(1.5)	(2.5)

Total long-term borrowings and capital lease obligations, net	$184.4	$159.7

The Company was in violation of its Interest Coverage Ratio covenant minimum requirement as defined in the Second Amended and restated Credit Agreement (the “Credit Agreement”) and the Note Purchase Agreements for the fiscal quarter ended December 31, 2010. The Company was in compliance with the financial covenants throughout 2009.

On March 15, 2011, the Company executed the Third Amendment and Waiver to Second Amended and Restated Credit Agreement dated as of April 25, 2007, among the Company, the lenders party thereto, and Bank of Montreal, as Agent (“the Third Amendment and Waiver”). On the same date, the Company also executed the Second Global Amendment and Waiver to the Note Purchase Agreements (“Second Global Amendment”) with the holders of its private placement notes (the “Notes”). Both the Third Amendment and Waiver and the Second Global Amendment include a permanent waiver of compliance with the Interest Coverage Ratio covenant for the Company’s fiscal quarter ended December 31, 2010. Included in the terms of the Third Amendment and Waiver and the Second Global Amendment are the replacement of the Interest Coverage Ratio covenant with a minimum EBITDA covenant effective January 1, 2011 with the first required reporting period on April 2, 2011, an increase in pricing to the Company’s revolving Credit Facility pricing grid, an increase in pricing for the outstanding Notes, mandatory prepayments from proceeds of asset sales, restrictions on use of excess cash flow, restrictions on dividend payments, share repurchases and other restricted payments and a 50 basis points fee paid to the bank lenders and holders of the Notes upon execution of the Third Amendment and Waiver and the Second Global Amendment.

The new minimum EBITDA covenant will be tested quarterly as of the last day of the fiscal quarters ending April 2, 2011 and July 2, 2011, and monthly thereafter (commencing on August 6, 2011), in each case on a trailing 12-month basis, except that EBITDA for the fiscal quarters ending April 2, 2011 and July 2, 2011, and the fiscal months of July through November, both inclusive, of 2011 will be calculated using the Company’s year-to-date EBITDA through the test date.

As required in the Third Amendment and Waiver and the Second Global Amendment, on March 15, 2011, the Company repaid $30.0 million that was applied to the amounts outstandings under the Credit Agreement and the Notes on a pro rata basis (i.e. 85.8% for the bank lenders under the Revolving Credit Facility and 14.2% for the Notes.) The $30.0 million has been included within the current portion of long-term borrowings and capital lease obligations on the Consolidated Balance Sheet as of December 31, 2010.

The Third Amendment and Waiver permanently reduced the available commitments to the Company’s Credit Agreement from $250.0 million to $240.0 million. The Company’s ability to obtain new advances is now limited to $18.0 million as of the execution date of the Third Amendment and Waiver. Borrowings up to the first $18.0 million of new advances under the Credit Agreement are senior in right of payment to the existing borrowings under the Credit Agreement and outstanding debt under the Notes. The Company may repay and reborrow amounts up to $18.0 million of new advances. The Company may also repay amounts greater than $18.0 million under the Credit Agreement, and subject to certain other provisions, the bank lenders will make available those commitments dollar for dollar under the Credit Agreement to $240.0 million.

Borrowings under the facility per the Third Amendment and Waiver bear interest, at the Company’s option, at the Base Rate or LIBOR, plus an applicable margin. The applicable margin is 2.00% for Base Rate borrowings and 3.00% for LIBOR borrowings for the period January 1, 2011 through June 30, 2011, 2.50% for Base Rate borrowings and 3.50% for LIBOR borrowings from July 1, 2011 through September 30, 2011, 2.75% for Base Rate borrowings and 3.75% for LIBOR borrowings from October 1, 2011 through December 31, 2011, 3.00% for Base Rate borrowings and 4.00% for LIBOR borrowings from January 1, 2012 through March 31, 2012 and 3.25% for Base Rate borrowings and 4.25% for LIBOR borrowings thereafter. The Third Amendment and Waiver requires a LIBOR floor of 1.50% beginning January 1, 2011. The six-month LIBOR borrowing option will be removed. Interest on all loans will be payable monthly. The default rate increase in interest rates will be 300 basis points. At December 31, 2010 and 2009, the Company’s applicable margin over LIBOR and Base Rate borrowings was 1.50% and 0.25%, respectively.

The Second Global Amendment required an increase in interest rates applicable to the Notes by the same amounts as the interest rate increases under the Company’s Revolving Credit Facility. Also, under the Second Global Amendment, the default rate increase in interest rates will be 300 basis points. The Company also agreed to pay to each consenting Noteholder a consent fee equal to 0.50% of the outstanding principal amounts of the Notes.

The outstanding debt under the Company’s Revolving Credit Facility and Notes will be prepaid on a pro rata basis in accordance with their pro rata percentages on a quarterly basis by an amount equal to the Excess Cash Flow for that quarter.

Excess Cash Flow is defined as EBITDA for the applicable quarter minus the sum of interest, scheduled principal payments, cash taxes, cash dividends and capital expenditures paid in accordance with the revolving credit agreement for that quarter plus after the second fiscal quarter of 2011, the aggregate amount that the Company’s working capital has decreased in the ordinary course during such period. The Excess Cash Flow pro rata payment against the Credit Agreement outstanding debt will concurrently and permanently reduce the same amount of Credit Agreement commitments. The commitments may be reinstated with approval from all bank lenders within the Credit Agreement.

The Company has recorded $42.6 million of amounts which are expected to be paid in 2011 in connection with the excess cash flow requirement as a component of current portion of long-term borrowings and capital lease obligations on the Consolidated Balance Sheet as of December 31, 2010.

After the effective date of the Third Amendment and Waiver, the Credit Agreement will be secured by a first-priority perfected security interest in substantially all of the tangible and intangible assets of the Company and the domestic subsidiaries as the guarantors.

Under the term of the Third Amendment and Waiver, no share repurchases and other restricted payments will be permitted going forward except with the consent of the Required Lenders and the Noteholders. Dividends shall be permitted only if the following conditions are met:

•	No default or event of default shall exist or shall result from such payment;

•	Minimum availability under the Credit Agreement after giving effect to such restricted payment and any credit extensions in connection therewith of $18.0 million;

•	Dividends may not exceed the lesser of (a) $625,000 (i.e., $0.01 per share) during any fiscal quarter and (b) Free Cash Flow for such quarter. “Free Cash Flow” means Excess Cash Flow before giving effect to dividends. The $625,000 limit will be increased to allow for the payment of dividends of $0.01 per share during any fiscal quarter for such share of stock sold for cash in a public or private offering after the effective date of the Third Amendment and Waivers; and

•	The Company has met or exceeded its projected EBITDA at such time.

The amendments also contain certain covenants that restrict the Company’s ability make voluntarily debt payments, acquisitions, or dispositions without the lender’s consent. In addition certain limitations are placed on the Company’s capital expenditure levels in future years.

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

As of December 31, 2010, €3.0 million (or $4.0 million) was drawn on the Alternative Currency Facility and $214.6 million was drawn on the Second Credit Amendment for a total of $218.6 million drawn under the Second Amended and Restated Credit Agreement leaving available borrowings of $31.4 million, not including $29.0 million of capacity used for existing letters of credit.

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

The Global Amendment included changes to the Notes’ coupon interest rates. The coupon interest rates on the Notes were increased by 100 basis points upon execution of the Global Amendment. On January 1, 2010, the outstanding Notes’ coupon interest rates increased by an additional 100 basis points. On April 1, 2010, the outstanding Notes’ coupon interest rates increased an additional 200 basis points.

The Global Amendment also included changes and additions to various covenants within the Notes Agreements. Financial covenants were modified to more closely align with those included in the Company’s revolving credit facility, which allows for the exclusion of various charges when computing covenants for minimum net worth and maximum debt to capitalization.

On February 10, 2009 Bronto Skylift OY AB, a wholly-owned subsidiary of the Company, entered into a loan in which principal and interest is paid semi-annually and the loan expires two years after the loan date. At the end of December 31, 2010 the balance outstanding was $1.0 million.

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

On September 1, 2010, the Company prepaid $20.0 million of its outstanding principal balance of its private placement debt at par with no prepayment penalty and related accrued interest of $0.4 million. The prepayment was funded by the Company’s available capacity under its revolving credit facility.

As of December 31, 2010, $1.8 million was drawn against the Company’s non-U.S. lines of credit which provide for borrowings up to $17.5 million.

Aggregate maturities of total borrowings amount to approximately $78.0 million in 2011, $178.9 million in 2012 and $6.8 million in 2013 and $0.2 million in 2014 thereafter. The fair values of these borrowings aggregated $261.7 million and $205.0 million at December 31, 2010 and 2009, respectively. Included in 2011 maturities are $1.8 million of other non-U.S. lines of credit, $1.3 million of other debt, $6.5 million of private placement debt, $68.0 million of revolving credit facility, and $0.4 million of capital lease obligations.

At December 31, 2010 and 2009, deferred financing fees, which are amortized over the remaining life of the debt, totaled $0.5 million and $0.9 million, respectively, and are included in deferred charges and other assets on the balance sheet.

The Company paid interest of $9.7 million in 2010, $11.3 million in 2009 and $21.4 million in 2008. See Note 9 regarding the Company’s utilization of derivative financial instruments relating to outstanding debt.

Weighted average interest rates on short-term borrowings was 2.36% at December 31, 2010.

NOTE 7 —	INCOME TAXES

The provision/(benefit) for income taxes for each of the three years in the period ended December 31 consisted of the following ($ in millions):

	2010	2009	2008

Current:
Federal	$(3.0)	$(3.9)	$2.0
Foreign	5.2	5.7	5.8
State and local	0.3	(0.2)	0.5

	2.5	1.6	8.3
Deferred:
Federal	$71.4	2.7	(14.7)
Foreign	(4.1)	0.5	0.4
State and local	2.5	0.5	(0.1)

	69.8	3.7	(14.4)

Total income tax (benefit) provision	$72.3	$5.3	$(6.1)

Differences between the statutory federal income tax rate and the effective income tax rate for each of the three years in the period ended December 31 are summarized below:

	2010	2009	2008

Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	(0.2)	0.8	2.1
Domestic Valuation Allowance	(96.2)	-	-
Non-deductible goodwill impairments	(22.0)	-	-
Losses on China Joint Venture and legal entity restructuring	-	-	(13.1)
Non-deductible acquisition costs	(0.5)	1.2	-
Capital loss utilization via sale leaseback	-	-	(36.7)
Tax reserves	1.1	(2.5)	1.3
R&D tax credits	0.6	(1.9)	(2.5)
Foreign tax rate effects	0.8	(11.3)	(11.3)
Other, net	(0.3)	(0.2)	(1.8)

Effective income tax rate	(81.7)%	21.1%	(27.0)%

The Company’s 2010 effective rate of (81.7)% includes tax expense related to a domestic valuation allowance and non-deductible goodwill impairments.

The Company’s 2009 effective rate of 21.1% reflects a benefit for the reduction in reserves primarily due to the completion of an audit of the Company’s 2006 U.S. tax return in accordance with ASC Topic 740, “Income Taxes” The Company’s effective rate also reflects benefits for the R&D tax credit and foreign tax rate effects.

The Company’s 2008 effective tax rate of (27.0)% reflects a benefit of $8.2 million for the utilization of capital loss carryforwards resulting from the sale lease back transaction for two U.S. based manufacturing facilities and a benefit of $3.1 million for losses in the China Joint Venture previously not recognized.

Deferred income tax assets and liabilities at December 31 are summarized as follows ($ in millions):

	2010	2009

Deferred tax assets:
Depreciation and amortization — sale leaseback	$9.5	$12.7
Accrued expenses	30.8	25.7
Net operating loss, capital loss, alternative minimum tax, research and development, and foreign tax credit carryforwards	70.0	56.0
Definite lived intangibles	5.8	1.0
Pension benefits	17.8	15.8
Other	0.1	0.4
Deferred revenue	1.9	—

Gross deferred tax assets	135.9	111.6
Valuation allowance	(109.1)	(25.2)

Total deferred tax assets	26.8	86.4
Deferred tax liabilities:
Depreciation and amortization	(12.0)	(16.7)
Expenses capitalized for tax	(4.1)	(5.6)
Indefinite lived intangibles	(43.2)	(41.9)
Definite lived intangibles	(11.3)	—
Other	(1.8)	(1.9)

Gross deferred tax liabilities	(72.4)	(66.1)

Net deferred tax asset / (liability)	$(45.6)	$20.3

Federal and state income taxes have not been provided on accumulated undistributed earnings of certain foreign subsidiaries aggregating approximately $85.2 million and $97.2 million at December 31, 2010 and 2009, respectively; as such earnings have been reinvested in the business. The determination of the amount of the unrecognized deferred tax liability related to the undistributed earnings is not practicable.

In the fourth quarter of 2010, the Company determined that $15 million of previously undistributed earnings at one of the Company’s foreign subsidiaries would be repatriated in 2011. As a result of this change, the Company increased its deferred tax liabilities related to the $15 million by $0.2 million. The remainder of the foreign subsidiaries undistributed earnings is indefinitely reinvested.

The deferred tax asset for tax loss carryforwards at December 31, 2010, includes Federal net operating loss carryforwards of $2.7 million, which begin to expire in 2026, state net operating loss carryforwards of $1.3 million, which begin to expire in 2019; foreign net operating loss carryforwards of $2.2 million of which $0.1 million has an indefinite life; $22.2 million for capital loss carryforwards that will expire in 2012 and 2013. The deferred tax asset for tax credit carryforwards includes U.S. research tax credit carryforwards of $5.6 million, which will begin to expire in 2022, U.S. foreign tax credits of $15.5 million, which will begin to expire in 2015 and U.S. alternative minimum tax credit carryforwards of $3.4 million with no expiration.

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

Valuation allowances totaling $109.1 million have been established at December 31, 2010 and include $1.3 million related to state net operating loss carryforwards, $2.2 million related to the foreign net operating loss carryforwards, $22.2 million related to capital loss carryforwards, and $83.4 million related to domestic deferred tax assets

Valuation allowances totaling $25.2 million have been established at December 31, 2009 and include $0.9 million related to state net operating loss carryforwards and $0.9 million related to the foreign net operating loss carryforwards and $23.4 million related to capital loss carryforwards.

The net deferred tax asset at December 31 is classified in the balance sheet as follows ($ in millions):

	2010	2009

Current net deferred tax assets	$15.9	$3.1
Current valuation allowance	(15.7)	—

Total deferred tax asset (included in Other current assets in the Consolidated Balance Sheets)	$0.2	$3.1

Long-term net deferred tax asset	$47.6	$42.4
Long-term valuation allowance	(93.4)	(25.2)

Long-term net deferred tax asset/ (liability)	$(45.8)	$17.2

ASC Topic 740, “Income Taxes,” requires that the future realization of deferred tax assets depends on the existence of sufficient taxable income in future periods. Possible sources of taxable income include taxable income in carryback periods, the future reversal of existing taxable temporary differences recorded as a deferred tax liability, tax-planning strategies that generate future income or gains in excess of anticipated losses in the carryforward period and projected future taxable income. If, based upon all available evidence, both positive and negative, it is more likely than not such deferred tax assets will not be realized, a valuation allowance is recorded. Significant weight is given to positive and negative evidence that is objectively verifiable. A company’s three-year cumulative loss position is significant negative evidence in considering whether deferred tax assets are realizable and the accounting guidance restricts the amount of reliance the Company can place on projected taxable income to support the recovery of the deferred tax assets.

As of December 31, 2009, the Company was in a net U.S. deferred tax asset position of $34.4 million. Additionally, the Company had incurred cumulative domestic losses in each of the three years in the period ended December 31, 2009. Under the provisions of ASC Topic 740, “Income Taxes,” the Company considered if it was required to establish a valuation allowance for its U.S. deferred tax assets. However, ASC Topic 740, provides that a valuation allowance may not be needed if the Company can demonstrate a strong earnings history exclusive of the losses that created the deferred tax assets coupled with evidence indicating that loss is due to an unusual, infrequent, or extraordinary item and not a continuing condition. As of December 31, 2009, the Company had considered that the cumulative three year domestic loss was primarily due to losses recorded on discontinued operations and disposals during the three year period then ended and accordingly, no valuation allowance was established for the net U.S. deferred tax asset position as of December 31, 2009.

In the fourth quarter of 2010, the company recorded an $85.0 million valuation allowance against our U.S. Federal deferred tax assets as a non-cash charge to income tax expense after the Company fell into a cumulative three year domestic loss position after excluding the results of discontinued operations and disposals. In reaching this conclusion, the Company considered the weak municipal markets in the United States and significant impairment charges, which have led to a three-year cumulative U.S. loss position from continuing operations in the fourth quarter of 2010. Recording the valuation allowance does not restrict our ability to utilize the future deductions and net operating losses associated with the deferred tax assets assuming taxable income is recognized in future periods.

The $26.8 million of deferred tax assets at December 31, 2010, for which no valuation allowance is recorded, is anticipated to be realized through the future reversal of existing taxable temporary differences recorded as deferred tax liabilities at December 31, 2010. Should the company determine that it would not be able to realize our remaining deferred tax assets in the future, an adjustment to the valuation allowance would be recorded in the period such determination is made. The need to maintain a valuation allowance against deferred tax assets may cause greater volatility in our effective tax rate.

The Company paid income taxes of $6.8 million in 2010, $5.1 million in 2009, and $6.1 million in 2008.

Income from continuing operations before taxes for each of the three years in the period ended December 31 consisted of the following ($ in millions):

	2010	2009	2008

United States	$(74.5)	$4.4	$(1.6)
Non-U.S.	(13.9)	20.7	24.2

	$(88.4)	$25.1	$22.6

The following table summarizes the activity related to the Company’s unrecognized tax benefits ($ in millions):

Balance at January 1, 2009	$5.0
Increases related to current year tax positions	1.4
Decreases due to lapse of statute of limitation	(0.5)
Decreases due to settlements with tax authorities	(1.0)

Balance at December 31, 2009	$4.9
Increases related to current year tax	0.6
Decreases due to settlements with tax authorities	(1.5)
Decreases due to lapse of statute of limitations	(0.2)

Balance at December 31, 2010	$3.8

Included in the unrecognized tax benefits of $3.8 million at December 31, 2010 was $4.1 million of tax benefits that if recognized, would impact our annual effective tax rate. The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. Interest and penalties amounting to $0.8 million and $0.1 million, respectively, are included in the consolidated balance sheet but are not included in the table above. We expect our unrecognized tax benefits to decrease by $1.3 million over the next 12 months due to potential expiration of statute of limitations.

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

We file U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2007 through 2010 tax years generally remain subject to examination by federal and most state tax authorities. In significant foreign jurisdictions, the 2005 through 2010 tax years generally remain subject to examination by their respective tax authorities.

NOTE 8 —	POSTRETIREMENT BENEFITS

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

The Company uses a December 31 measurement date for its U.S. and non-U.S. benefit plans in accordance with ASC Topic 715, “Compensation — Retirement Benefits.”

The components of net periodic pension expense for each of the three years in the period ended December 31, are summarized as follows ($ in millions):

	U.S. Benefit Plans			Non-U.S. Benefit Plan
	2010	2009	2008	2010	2009	2008

Company-sponsored plans
Service cost	$-	$-	$0.9	$0.2	$0.2	$0.2
Interest cost	7.9	8.0	8.7	2.7	2.6	3.3
Expected return on plan assets	(8.7)	(9.5)	(10.8)	(3.1)	(2.7)	(4.0)
Amortization of actuarial loss	3.6	2.0	0.6	0.8	1.1	0.5
Curtailment charge	-	-	0.4	-	-	-
Settlement charge	-	-	5.9	-	-	-

	2.8	0.5	5.7	0.6	1.2	-
Multi-employer plans	0.2	0.2	0.2	-	-	-

Net periodic pension expense	$3.0	$0.7	$5.9	$0.6	$1.2	$-

On April 21, 2008, the Company sold its Die and Mold Operations. The operations were included in discontinued operations for all periods presented through the sale date. As a result of an amendment related to this sale, the Company was required to recognize a curtailment adjustment of $0.4 million and subsequently, a settlement charge of $5.9 million under ASC Topic 715, “Compensation — Retirement Benefits.” Pension expense relating to the Tool segment employees, excluding the previously mentioned charges, was $0.3 million for the year ended December 31, 2008.

On December 31, 2008, an amendment to the Company’s U.S. defined benefit plans for University Park, Illinois IBEW employees within the Safety and Security Systems Group was approved. The amendment froze benefit accruals for these employees as of December 31, 2008.

The following table summarizes the weighted-average assumptions used in determining pension costs in each of the three years for the period ended December 31:

	U.S. Benefit Plans			Non-U.S. Benefit Plan
	2010	2009	2008	2010	2009	2008

Discount rate	6.0%	6.5%	6.8%	5.7%	5.7%	5.9%
Rate of increase in compensation levels	3.5%	3.5%	3.5%	N/A*	N/A	N/A
Expected long term rate of return on plan assets	8.5%	8.5%	8.5%	6.5%	6.8%	6.6%

*	Non-U.S. plan benefits are not adjusted for compensation level changes

The following summarizes the changes in the projected benefit obligation and plan assets, the funded status of the Company-sponsored plans, and the major assumptions used to determine these amounts at December 31 ($ in millions):

	U.S. Benefit Plans		Non-U.S. Benefit Plan
	2010	2009	2010	2009

Change in Benefit Obligation
Benefit obligation, beginning of year	$133.5	$129.7	$50.0	$42.6
Service cost	-	-	0.2	0.2
Interest cost	7.9	8.0	2.7	2.6
Actuarial (gain)/loss	6.1	3.1	3.0	3.2
Benefits paid	(9.1)	(7.3)	(2.4)	(2.8)
Translation and other	-	-	(0.9)	4.2

Benefit obligation, end of year	$138.4	$133.5	$52.6	$50.0

Accumulated benefit obligation, end of year	$136.5	$132.0	$52.6	$50.0

The following table summarizes the weighted-average assumptions used in determining benefit obligations as of December 31:

	U.S. Benefit Plans		Non-U.S. Benefit Plan
	2010	2009	2010	2009

Discount rate	5.75%	6.0%	5.4%	5.7%
Rate of increase in compensation levels	3.5%	3.5%	N/A	N/A

	U.S. Benefit Plans		Non-U.S. Benefit Plan
	2010	2009	2010	2009

Change in Plan Assets ($ in millions)
Fair value of plan assets, beginning of year	$101.0	$79.1	$48.2	$38.9
Actual return on plan assets	12.9	24.8	4.6	7.2
Company contribution	-	4.4	1.1	1.0
Benefits and expenses paid	(9.1)	(7.3)	(2.4)	(2.8)
Translation and other	-	-	(0.9)	3.9

Fair value of plan assets, end of year	$104.8	$101.0	$50.6	$48.2

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

Following is a description of the valuation methodologies used for assets measured at fair value for U.S. plan:

Cash and Cash Equivalents — Valued at net asset value as provided by the administrator of the fund.

U.S. Government and agency securities — Valued at the closing price reported on the active market on which the security is traded or valued by the trustee at year-end using various pricing services of financial institutions.

Common stock — Valued at the closing price reported on the active market on which the security is traded.

Collective/Common trust — Valued at the net asset value, based on quoted market value of the underlying assets, of shares held by the Plan at year end.

Mutual funds — Valued at the net asset value, based on quoted market prices in active markets, of shares held by the Plan at year end.

Unallocated insurance contract — A guaranteed investment contract valued at fair value by discounting the related cash flows based on current yields of similar instruments with comparable durations considering the creditworthiness of the issuer.

Partnership — A hedge fund of funds investments consisting of equity and debt security and other instruments. The exchange traded assets are valued through the use of independent trading feeds (Bloomberg, Reuters, Etc.). Grosvenor Institutional Partners, LP records the fund’s investment in an underlying portfolio on the trade date as determined by the governing documents of the relevant portfolio and values the investment in a portfolio at the net asset value of such investment as reported by the manager of such portfolio.

Plan assets for the non-U.S. benefit plans are based on quoted prices in active markets for identical assets.

The following table summarizes the Company’s pension assets in a three-tier fair value hierarchy for its benefit plan as of December 31 ($ in millions):

	U. S. Benefit Plans
	2010				2009
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Cash and Cash Equivalents	$-	$1.5	$-	$1.5	$0.8	$-	$-	$0.8
Equities
U.S. Large Cap	27.0	-	-	27.0	-	18.0	-	18.0
U.S. Small and Mid Cap	11.8	0.4	-	12.2	5.6	-	-	5.6
Developed International	5.1	0.1	-	5.2	-	13.8	-	13.8
Emerging Markets	3.5	-	-	3.5	-	-	-	-
Fixed Income
Government Bonds	6.8	-	-	6.8	-	-	-	-
Asset-backed Securities	-	4.8	-	4.8	-	-	-	-
Federal Signal Common Stock	6.4	0.2	-	6.6	5.7			5.7
Collective/Common Trust and Other
Mutual Funds	36.2	1.0	-	37.2	45.9	-	-	45.9
Unallocated Insurance policy	-	-	-	-	-	0.9	-	0.9
Partnership	-	-	-	-	-	-	10.3	10.3

Total assets at fair value	$96.8	$8.0	$-	$104.8	$58.0	$32.7	$10.3	$101.0

	Non-U. S. Benefit Plan
	2010				2009
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Equity Securities	$31.0	$-	$-	$31.0	$28.7	$-	$-	$28.7
Government Securities	4.7			4.7	7.1			7.1
Company Securities	5.4	-	-	5.4	5.2	-	-	5.2
Insurance Policy	0.3	-	-	0.3	0.3	-	-	0.3
Cash	9.2	-	-	9.2	6.9	-	-	6.9

Total	$50.6	$-	$-	$50.6	$48.2	$-	$-	$48.2

The following table summarizes the changes in the fair value of the Plan’s level 3 assets as of December 31:

	2010	2009

Change in Level 3 plan Assets ($ in millions):
Fair value of the assets, beginning of year	$10.3	$11.0
Unrealized Gain (loss)	0.1	1.3
Purchases (sales)	(10.4)	(2.0)

Fair value of the assets, end of year	$-	$10.3

The Company recently adopted a structured derisking investment strategy for the U.S. pension plans to improve alignment of assets and liabilities that includes: (1) maintain a diversified portfolio that can provide a near-term weighted-average target return of 8.2% or more; (2) maintain liquidity to meet obligations; and (3) prudently manage administrative and management costs. The plan invests in equity, alternative, and fixed income instruments. The U.S. plan investment strategy and target asset allocation are under review and the Company expects to implement changes once the review is finalized. The use of derivatives is allowed in limited circumstances. The plan held no derivatives during the years ended December 31, 2010 and 2009.

Plan assets for the non-U.S. benefit plan consist principally of a diversified portfolio of equity securities, U.K. government obligations, and fixed interest securities.

As of December 31, 2010 and 2009, equity securities included 0.9 million and 0.9 million shares of the Company’s common stock valued at $6.4 million and $5.6 million, respectively. Dividends paid on the Company’s common stock to the pension trusts aggregated $0.2 million and $0.3 million in each of the years ended December 31, 2010 and 2009, respectively.

	U.S. Benefit Plans		Non-U.S. Benefit Plan
	2010	2009	2010	2009

Funded status, end of year ($ in millions):
Fair value of plan assets	$104.8	$101.0	$50.6	$48.2
Benefit obligations	138.4	133.5	52.6	50.0

Funded status	$(33.6)	$(32.5)	$(2.0)	$(1.8)

	U.S. Benefit Plans		Non-U.S. Benefit Plan
	2010	2009	2010	2009

Amounts recognized in the Balance Sheet consist of ($ in millions):
Long term pension liabilities	$(33.6)	$(32.5)	$(2.0)	$(1.8)
Accumulated other comprehensive loss, pre-tax	55.4	57.2	15.6	15.1

Net amount recognized	$21.8	$24.7	$13.6	$13.3

	U.S. Benefit Plans		Non-U.S. Benefit Plan
	2010	2009	2010	2009

Amounts recognized in Accumulated Other Comprehensive Income consist of ($ in millions):
Net actuarial loss	$55.4	$57.2	$15.6	$15.1
Prior service cost	-	-	-	-

Net amount recognized, pre-tax	$55.4	$57.2	$15.6	$15.1

The Company expects $5.5 million relating to amortization of the actuarial loss to be amortized from Accumulated Other Comprehensive Loss into Net Periodic Benefit Cost in 2011.

The Company expects to contribute up to $6.6 million to the U.S. benefit plans in 2011 and up to $1.0 million to the non-U.S. plan. Future contributions to the plans will be based on such factors as annual service cost as well as return on plan asset values, interest rate movements, and benefit payments.

The following table presents the benefits expected to be paid under the Company’s defined benefit plans in each of the next five years, and in aggregate for the five years thereafter ($ in millions):

	U.S. Benefit	Non-U.S.
	Plans	Benefit Plan

2011	$6.6	$2.5
2012	6.9	2.6
2013	7.5	2.7
2014	7.8	2.8
2015	9.1	2.9
2016-2020	47.4	16.1

The Company also sponsors a number of defined contribution pension plans covering a majority of its employees. Participation is via automatic enrollment; employees may elect to opt out of the plan. Company contributions to the plan are based on employees’ age and service as well as a percentage of employee contributions. In January 1, 2009, the Company suspended the Company match of Federal Signal non-union employees’ 401(k) contribution to the plans. Effective January 1, 2010, the Company reinstated the company matching contribution.

The cost of these plans during each of the three years in the period ended December 31, 2010, was $6.3 million in 2010, $4.8 million in 2009 and $8.2 million in 2008.

Prior to September 30, 2003, the Company also provided medical benefits to certain eligible retired employees. These benefits were funded when the claims were incurred. Participants generally became eligible for these benefits at age 60 after completing at least fifteen years of service. The plan provided for the payment of specified percentages of medical expenses reduced by any deductible and payments made by other primary group coverage and government programs. Effective September 30, 2003, the Company amended the retiree medical plan and effectively canceled coverage for all eligible active employees except for retirees and a limited group that qualified under a formula based on age and years of service. Accumulated postretirement benefit liabilities of $1.2 million and $1.4 million at December 31, 2010 and 2009, respectively, were fully accrued. The net periodic postretirement benefit costs have not been significant during the three-year period ended December 31, 2010.

NOTE 9 —	DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

In March 2008, the FASB amended and revised existing financial statement disclosure requirements related to derivative instruments and hedging activities. The requirements enhance disclosures for derivative instruments, including those used in hedging activities. The Company adopted the requirements on January 1, 2009 and the required disclosures are included herein.

At December 31, 2009, the Company was party to interest rate swap agreements with financial institutions in which the Company pays interest at a fixed rate and receives interest at variable LIBOR rates. These derivative instruments terminated in 2010. These interest rate swap agreements are designated as cash flow hedges.

The Company manages the volatility of cash flows caused by fluctuations in currency rates by entering into foreign exchange forward contracts and options. These derivative instruments may be designated as cash flow hedges that hedge portions of the Company’s anticipated third-party purchases and forecast sales denominated in foreign currencies. The Company also enters into foreign exchange contracts that are not intended to qualify for hedge accounting, but are intended to offset the effect on earnings of foreign currency movements on short and long-term intercompany transactions. Gains and losses on these derivative instruments are recorded through earnings.

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

Fair Value Measurements at December 31, 2010
		Quoted Prices in Active	Significant Other	Significant
		Markets for Identical	Observable Inputs	Unobservable Inputs
	Total	Assets (Level 1)	(Level 2)	(Level 3)

Assets
Derivatives	$-	$-	$-	$-

Fair Value Measurements at December 31, 2010
		Quoted Prices in Active	Significant Other	Significant
		Markets for Identical	Observable Inputs	Unobservable Inputs
	Total	Assets (Level 1)	(Level 2)	(Level 3)

Liabilities
Derivatives	$0.6	$-	$0.6	$-

Fair Value Measurements at December 31, 2009
		Quoted Prices in Active	Significant Other	Significant
		Markets for Identical	Observable Inputs	Unobservable Inputs
	Total	Assets (Level 1)	(Level 2)	(Level 3)

Assets
Derivatives	$-	$-	$-	$-

Fair Value Measurements at December 31, 2009
		Quoted Prices in Active	Significant Other	Significant
		Markets for Identical	Observable Inputs	Unobservable Inputs
	Total	Assets (Level 1)	(Level 2)	(Level 3)

Liabilities
Derivatives	$1.0	$-	$1.0	$-

The fair value of the Company’s derivative instruments was recorded as follows at December 31, 2010 and 2009 ($ in millions):

	Asset Derivatives		Liability Derivatives
	December 31, 2010		December 31, 2010
	Balance Sheet	Fair		Fair
	Location	Value	Balance Sheet Location	Value

Derivatives designated as hedging instruments:
Interest rate contracts			Other current liabilities	$-
Foreign exchange	Other current assets	-	Other current liabilities	0.2

Total derivatives designated as hedging instruments		-		0.2
Derivatives not designated as hedging instruments:
Foreign exchange	Accounts receivable, net	-	Other current liabilities	0.4

Total derivatives not designated as hedging instruments		-		0.4

Total derivatives		$-		$0.6

	Asset Derivatives		Liability Derivatives
	December 31, 2009		December 31, 2009
	Balance Sheet	Fair		Fair
	Location	Value	Balance Sheet Location	Value

Derivatives designated as hedging instruments:
Interest rate contracts			Other current liabilities	$0.5
Foreign exchange	Other current assets	-	Other current liabilities	0.1

Total derivatives designated as hedging instruments		-		0.6
Derivatives not designated as hedging instruments:
Foreign exchange	Accounts receivable, net	-	Other current liabilities	0.4

Total derivatives not designated as hedging instruments		-		0.4

Total derivatives		$-		$1.0

The effect of derivative instruments on the consolidated statement of operations for the year ended December 31, 2010 and 2009, respectively ($ in millions):

			Amount of Gain/(Loss)
2010	Amount of Gain/(Loss)	Location of Gain/(Loss)	Reclassified from
Derivatives in	Recognized in OCI	Reclassified from	Accumulated OCI
Cash Flow Hedging	on Derivative	Accumulated OCI into	into Income
Relationships	(Effective Portion)	Income (Effective Portion)	(Effective Portion)

Interest rate contracts	$0.4	Interest expense	$0.5
Foreign exchange	(1.2)	Net sales	1.0

Total	$(0.8)		$1.5

			Amount of Gain/(Loss)
2009	Amount of Gain/(Loss)	Location of Gain/(Loss)	Reclassified from
Derivatives in	Recognized in OCI	Reclassified from	Accumulated OCI
Cash Flow Hedging	on Derivative	Accumulated OCI into	into Income
Relationships	(Effective Portion)	Income (Effective Portion)	(Effective Portion)

Interest rate contracts	$(0.4)	Interest expense	$0.2
Foreign exchange	—	Net sales	0.5
Foreign exchange	0.1	Other income (expense), net	(0.7)

Total	$(0.3)		$—

The location and amount of gain (loss) recognized in income on derivatives not designated as hedging instruments are as follows for the years ended December 31, 2010 and 2009, respectively ($ in millions):

	Location in Consolidated	Amount of Gain
2010	Statement of Operations	(Loss) Recognized

Foreign currency contracts	Other income (expense) , net	1.4

Total gain (loss)		$1.4

	Location in Consolidated	Amount of Gain
2009	Statement of Operations	(Loss) Recognized

Interest rate swaps	Interest expense	$0.2

Foreign currency contracts	Other income (expense) , net	1.5

Total gain (loss)		$1.7

At December 31, 2010 and 2009, accumulated other comprehensive loss associated with interest rate swaps and foreign exchange contracts qualifying for hedge accounting treatment was $0.5 million and $0.7 million, respectively, net of income tax effects. The Company expects $0.3 million of pre-tax net gain on cash flow hedges that are reported in accumulated other comprehensive loss as of December 31, 2010 to be reclassified into earnings within the next 12 months as the respective hedged transactions affect earnings.

The following table summarizes the carrying amounts and fair values of the Company’s financial instruments at December 31 ($ in millions):

	2010		2009
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value

Short-term debt	$1.8	$1.8	$-	$-
Long-term debt*	262.1	259.9	204.1	205.0
Interest rate contracts	-	-	70.0	(0.5)
Foreign exchange contracts	28.3	(0.6)	24.1	(0.5)

*	Long-term debt includes financial service borrowings for all periods presented, which is included in discontinued operations, current portions of long term debt and capital lease obligations.

The carrying value of short-term debt approximates fair value due to its short maturity. The fair value of long-term debt is based on interest rates that are currently available to us for issuance of debt with similar terms and remaining maturities.

The following table summarizes the Company’s money market accounts in a three-tier fair value hierarchy as of December 31 ($ in millions):

	2010				2009
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Cash equivalents	$37.0	$-	$-	$37.0	$4.5	$-	$-	$4.5

Total	$37.0	$-	$-	$37.0	$4.5	$-	$-	$4.5

NOTE 10 —	STOCK-BASED COMPENSATION

The Company’s stock benefit plans, approved by the Company’s shareholders and administered by the Compensation and Benefits Committee of the Board of Directors of the Company, provides for the grant of incentive and non-incentive stock options, restricted stock, and other stock-based awards or units to key employees and directors. The plans, as amended, authorize the grant of up to 7.8 million shares or units through April 2020. These share or unit amounts exclude amounts that were issued under predecessor plans.

Stock options grade vest equally over the three years from the date of the grant. The cost of stock options, based on the fair market value of the shares on the date of grant, is being charged to expense over the respective vesting periods. Stock options normally become exercisable at a rate of one-third annually and in full on the third anniversary date. All options and rights must be exercised within ten years from date of grant. At the Company’s discretion, vested stock option holders are permitted to elect an alternative settlement method in lieu of purchasing common stock at the option price. The alternative settlement method permits the employee to receive, without payment to the Company, cash, shares of common stock, or a combination thereof equal to the excess of market value of common stock over the option purchase price. The Company intends to settle all such options in common stock.

The weighted average fair value of options granted during 2010, 2009, and 2008 was $3.27, $2.00, and $3.60, respectively. The fair value of each option grant was estimated using the Black-Scholes option pricing model with the following assumptions:

	2010	2009	2008

Dividend yield	2.9%	3.7%	1.7%
Expected volatility	48%	40%	33%
Risk free interest rate	2.0%	2.2%	3.2%
Weighted average expected option life in years	5.9	6.5	6.4

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

Stock option activity for the three years ended December 31, 2010 was as follows:

	Option Shares			Weighted Average Exercise Price
	2010	2009	2008	2010	2009	2008
	(In millions)

Outstanding at beginning of year	2.1	2.3	2.4	$13.60	$16.20	$17.47
Granted	0.4	0.5	0.6	8.93	6.74	11.13
Cancelled or expired	(0.6)	(0.7)	(0.7)	13.47	17.00	16.00
Exercised	-	-	-	6.68	-	-

Outstanding at end of year	1.9	2.1	2.3	$12.61	$13.60	$16.20

Exercisable at end of year	1.2	1.3	1.6	$14.84	$16.35	$17.68

The following table summarizes information concerning stock options outstanding as of December 31, 2010 under all plans:

				Options Exercisable
	Options Outstanding		Weighted		Weighted
		Weighted	Average		Average
		Average	Exercise		Exercise
Range of Exercise Prices	Shares	Remaining Life	Price	Shares	Price
	(in millions)	(in years)		(in millions)

$ 5.00 — $9.00	0.5	7.8	$6.47	0.1	$6.76
9.01 — 13.00	0.6	7.9	10.49	0.3	10.89
13.01 — 17.00	0.6	3.6	16.14	0.6	16.16
17.01 — 21.00	0.1	2.7	19.06	0.1	19.06
21.01 — 25.00	0.1	0.6	22.44	0.1	22.44

	1.9	5.7	$12.61	1.2	$14.84

The exercise price of stock options outstanding and exercisable at December 31, 2010 exceeded the market value and therefore, the aggregate intrinsic value was near zero. The closing price on December 31, 2010 was $6.86.

Restricted stock awards are granted to employees at no cost. Through 2004, these awards primarily vested at the rate of 25% annually commencing one year from the date of award, provided the recipient was still employed by the Company on the vesting date. Beginning in 2005, awards primarily cliff vest at the third anniversary from the date of award, provided the recipient is still employed by the Company on the vesting date. The cost of restricted stock awards, based on the fair market value at the date of grant, is being charged to expense over the respective vesting periods. The following table summarizes restricted stock grants for the twelve month period ended December 31, 2010:

(shares in millions)

	Number of	Weighted Average
	restricted shares	Price per Share

Outstanding and non-vested at December 31, 2009	0.6	$10.09
Granted	0.3	9.42
Vested	(0.1)	15.70
Cancelled	(0.2)	9.68

Outstanding and non-vested at December 31, 2010	0.6	$8.78

The total compensation expense related to all share-based compensation plans was $2.3 million, $3.1 million, and $2.9 million for the years ended December 31, 2010, 2009, and 2008, respectively. Also, as of December 31, 2010, the total remaining unrecognized compensation cost related to stock awards of stock options amounted to $1.3 million, which will be amortized over the weighted-average period of approximately 18 months.

Beginning in 2008, the Company established a long term incentive plan for executive officers under which awards thereunder are classified as equity in accordance with ASC Topic 718, “Compensation — Stock Compensation.” The ultimate payment of the performance shares units will be based on the Company’s stock performance as compared to the stock performance of a peer group. Compensation expense for the stock performance portion of the plan is based on the fair value of the plan that is determined on the day the plan is established. The fair value is calculated using a Monte Carlo simulation model. The total compensation expense for these awards is being amortized over a three-year service period. Compensation expense relating to these awards included in the Consolidated Statement of Operations was ($0.1) million, $0.4 million, and $0.1 million, for 2010, 2009, and 2008, respectively. As of December 31, 2010, the unrecognized compensation cost relating to these plans was $0.6 million, which will be amortized over the remaining requisite service period.

NOTE 11 —	SHAREHOLDERS’ EQUITY

The Company’s board of directors has the authority to issue 90.0 million shares of common stock at a par value of $1 per share. The holders of common stock (i) may receive dividends subject to all of the rights of the holders of preference stock; (ii) shall be entitled to share ratably upon any liquidation of the Company in the assets of the Company, if any, remaining after payment in full to the holders of preference stock; and (iii) receive one vote for each common share held and shall vote together share for share with the holders of voting shares of preference stock as one class for the election of directors and for all other purposes. The Company has 63.0 million and 49.6 million common shares issued as of December 31, 2010 and 2009, respectively. Of those amounts, 62.2 million and 48.8 million common shares were outstanding as of December 31, 2010 and 2009, respectively.

The Company’s board of directors is also authorized to provide for the issuance of 0.8 million shares of preference stock at a par value of $1 per share. The authority of the board of directors includes, but is not limited to, the determination of the dividend rate, voting rights, conversion and redemption features, and liquidation preferences. The Company has not issued any preference stock as of December 31, 2010.

In May 2010, the Company issued 12.1 million shares of common stock at a price of $6.25 per share for total gross proceeds of $75.6 million. After deducting direct fees, net proceeds to the Company totaled $71.2 million. Proceeds from the equity offering were used to pay down debt.

NOTE 12 —	EARNINGS (LOSS) PER SHARE

Earnings (Loss) per share — basic is computed by dividing income or loss available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Earnings (loss) per share — diluted reflects the potential dilution that could occur if options issued under stock-based compensation awards were converted into common stock. In 2010, 2009, and 2008, options to purchase 1.9 million, 2.1 million, and 2.5 million shares of the Company’s common stock had exercise prices that were greater than the average market price of those shares during the respective reporting periods. As a result, these shares are excluded from the earnings per share calculation as they are anti-dilutive.

The following is a reconciliation of net income (loss) to earnings per share — basic and diluted — at December 31 ($ in millions, except per share amounts):

Computation of Earnings (Loss) per Common Share
(in millions, except per share data)

	2010	2009	2008

(Loss) income from continuing operations	$(160.7)	$19.8	$28.7
(Loss) gain from discontinued operations and disposal, net of tax	(15.0)	3.3	(123.7)

Net (loss) income	$(175.7)	$23.1	$(95.0)

Average shares outstanding — basic	57.6	48.6	47.7
Dilutive effect of stock options and other	-	-	-

Diluted shares outstanding	57.6	48.6	47.7

(Loss) earnings from continuing operations per share
Basic	$(2.79)	$0.41	$0.61

Diluted	$(2.79)	$0.41	$0.61

(Loss) earnings from discontinued operations per share
Basic	$(0.26)	$0.06	$(2.60)

Diluted	$(0.26)	$0.06	$(2.60)

(Loss) earnings per share
Basic	$(3.05)	$0.47	$(1.99)

Diluted	$(3.05)	$0.47	$(1.99)

NOTE 13 —	DISCONTINUED OPERATIONS

The following table presents the operating results of the Company’s discontinued operations for the three-year period ended December 31 ($ in millions):

Pauluhn (SSG Segment)	2010	2009	2008

Net sales	$-	$17.3	$25.9
Costs and expenses	-	(14.6)	(20.6)

Income before income taxes	-	2.7	5.3
Income tax (expense)	-	(0.9)	(1.8)

Income from discontinued operations	$-	$1.8	$3.5

RAVO (ESG Segment)	2010	2009	2008

Net sales	$-	$28.2	$53.9
Costs and expenses	-	(27.4)	(52.7)

Income before income taxes	-	0.8	1.2
Income tax (expense)	-	-	-

Income from discontinued operations	$-	$0.8	$1.2

E-ONE (Fire Rescue Segment)	2010	2009	2008

Net sales	$-	$-	$157.1
Costs and expenses	-	-	(168.2)

Loss before income taxes	-	-	(11.1)
Income tax (expense) benefit	-	(0.7)	4.9

Loss from discontinued operations	$-	$(0.7)	$(6.2)

Die and Mold Operations (Tool Segment)	2010	2009	2008

Net sales	$-	$-	$39.7
Costs and expenses	-	-	(39.2)

Income before income taxes	-	-	0.5
Income tax (expense)	-	-	(0.7)

Loss from discontinued operations	$-	$-	$(0.2)

Financial Services	2010	2009	2008

Net sales	$0.1	$0.2	$4.3
Costs and expenses	(0.1)	(0.4)	(5.7)

Loss before income taxes	-	(0.2)	(1.4)
Income tax benefit	-	0.1	1.7

(Loss) income from discontinued operations	$-	$(0.1)	$0.3

Riverchase (SSG Segment)	2010	2009	2008

Net sales	$-	$1.3	$0.9
Costs and expenses	(1.3)	(2.5)	(2.0)

Loss before income taxes	(1.3)	(1.2)	(1.1)
Income tax benefit	-	0.4	0.4

Loss from discontinued operations	$(1.3)	$(0.8)	$(0.7)

SSG WOFE (SSG Segment)	2010	2009	2008

Net sales	$1.0	$0.5	$0.1
Costs and expenses	(2.0)	(1.2)	(0.8)

Loss before income taxes	(1.0)	(0.7)	(0.7)
Income tax benefit	-	-	-

Loss from discontinued operations	$(1.0)	$(0.7)	$(0.7)

ESG WOFE (ESG Segment)	2010	2009	2008

Net sales	$0.5	$0.3	$-
Costs and expenses	(1.2)	(0.5)	-

Loss before income taxes	(0.7)	(0.2)	-
Income tax benefit	-	-	-

Loss from discontinued operations	$(0.7)	$(0.2)	$-

Refuse (ESG Segment)	2010	2009	2008

Net sales	$-	$-	$-
Costs and expenses	-	-	-

Income before income taxes	-	-	-
Income tax benefit	-	-	1.9

Income from discontinued operations	$-	$-	$1.9

In December 2010, the Company determined that its China WOFE business was no longer strategic. The results of China WOFE operations previously were included within the Environmental Solutions and Safety and Security Systems Groups. The loss includes a write-down of $2.1 million to reflect the estimated fair value of the net assets and certain other costs associated with the dissolution of the business.

On September 1, 2010, the Company sold its Riverchase business for $0.2 million, which had previously been reported as part of the Safety and Security Systems operating segment. The Company’s Riverchase business developed a suite of products that enables emergency response agencies to manage and communicate remotely with their fleets. The Company wrote down assets of the Riverchase business to net realizable value, resulting in a net loss of $2.1 million. The net loss included the write-off of $1.9 million of intangible assets.

On November 30, 2009, the Company sold 100% of the shares of Pauluhn, located in Pearland, Texas, for $35.0 million of which $3.2 million was received in 2010. The results of Pauluhn’s operations were previously included within the Safety and Security Systems Group. Pauluhn provided marine, offshore and industrial lighting products with innovative solutions for hazardous locations and corrosive environments. In association with the sale, the Company recognized a gain on disposal of discontinued operations of Pauluhn of $14.3 million at December 31, 2009, which included a gain of $1.8 million transferred from cumulative translation adjustments. The gain included costs associated with the sale of $1.1 million and the write-off of $18.3 million of goodwill of the Safety and Security Systems Group attributable to Pauluhn. Proceeds from the sale were used to pay down debt and fund core operations. For the years ended December 31, 2010 and 2009, the Company recorded a loss of $2.2 million and $0.7 million, respectively, related to an environmental remediation liability. In December 2010, the Company decided to sell the Pauluhn building after receiving a notice of termination of leasing agreement from the tenant. The net book value of the building was written down by $0.4 million to its estimated net realizable value.

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

All of the Company’s E-ONE businesses were discontinued in 2008 leaving just the Company’s Bronto businesses within its Fire Rescue segment. On August 5, 2008, the Company sold 100% of the shares of E-ONE, Inc. located in Ocala, Florida. The after-tax loss on the sale for the year ended December 31, 2008 totaled $85.0 million, which related primarily to after-tax impairment charges that reflect the fair value of the net assets and the impairment of $6.2 million of goodwill attributable to the E-ONE business. The goodwill of E-ONE was based on its fair value in comparison to the fair value of the Bronto businesses. The sale price of E-ONE, which was representative of its fair value, was approximately 14% of the Fire Rescue Group’s fair value. Applying the 14% to the Fire Rescue Group’s goodwill yielded goodwill attributable to E-ONE of $6.2 million. The Bronto businesses’ fair value was significantly greater than E-ONE’s fair value since Bronto was profitable and growing, while E-ONE was unprofitable and losing market share. For the year ended December 31, 2010, the Company recorded a loss of $5.0 million primarily related to a change in the estimate of workers compensation and product liability reserves.

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

In December 2005, the Company determined that its investment in the Refuse business operating under the Leach brand name was no longer strategic. The majority of the assets of the business have been sold since that time and the operation has been shut down. For the years ended December 31, 2010 and 2009, the Company recorded a gain of $0.7 million and $0.0 million, respectively, primarily related to a revision in the estimate of product liability reserves.

The following table shows an analysis of assets and liabilities of discontinued operations as of December 31:

($ in millions)	2010	2009

Current assets	$-	$3.3
Properties and equipment	0.7	1.3
Long-term assets	0.8	6.7
Financial service assets, net	1.6	2.6

Total assets of discontinued operations	$3.1	$13.9

Current liabilities	$5.9	$2.6
Long-term liabilities	10.8	10.8
Financial service liabilities	1.5	2.5

Total liabilities of discontinued operations	$18.2	$15.9

Included in current liabilities at December 31, 2010 and 2009 is $2.6 million and $0.7 million, respectively, related to environment remediation at the Pearland, Texas facility, which was previously used by the Company’s discontinued Pauluhn business. Included in long-term liabilities at December 31, 2010 and 2009 is $6.0 million and

$7.0 million, respectively, relating to estimated product liability obligations of the North American refuse truck body business.

NOTE 14 —	RESTRUCTURING

During fiscal 2010 and 2009, the Company announced restructuring initiatives. As of December 31, 2010 and 2009, the Company’s total restructuring accrual was $2.5 million and $1.3 million included in Accrued Liabilities Other, respectively. The Company continues to review its business for opportunities to reduce operating expenses and focus on executing its strategy based on core competencies and cost efficiencies.

2010 Plan

During the second quarter of 2010, the Company announced restructuring initiatives focused on aligning the Company’s cost base with revenues and other functional reorganizations and recorded $4.6 million in restructuring charges related to a global reduction in force across all functions. Total restructuring payment of $4.6 million is expected to be completed by the third quarter of 2011.

2009 Plan

In July 2009, the Company began an initiative to consolidate a number of manufacturing and distribution operations into the Company’s University Park, Illinois, plant collectively known as the Footprint restructuring plan (“Footprint”). The Company recorded an additional $0.4 million in charges related to the Footprint plan. The Company completed these actions as of December 31, 2010.

2008 Plan

In December 2008, the Company announced an objective to reduce salaried personnel costs by 13% in 2009 when compared to 2008 levels. This cost reduction was to affect not only salaries, benefits and equity compensation, but also contracted services and travel expenses. A process was created to review every organizational chart and employee reporting relationship within the Company with the purpose of increasing spans of control of each manager and to better improve management oversight. In addition, certain contracted services were reviewed for termination. A charge of $2.7 million was recorded in the fourth quarter of 2008 to reflect severance and other costs associated with a salaried employee reduction in force and contract terminations. There were no meaningful changes to the estimate of charges at December 31, 2010 and 2009.

The following table summarizes the 2010 restructuring charges by segment and the total charges estimated to be incurred ($ in millions):

	Pre-Tax
	Restructuring
	Charges at
	December 31,	Estimate of
Group	2010	Total Charges

Environmental Solutions	$0.8	$0.8
Safety and Security Systems	1.8	1.8
Fire Rescue	0.6	0.6
Federal Signal Technologies	0.6	0.6
Corporate	1.2	1.2

Total restructuring	$5.0	$5.0

The following presents an analysis of the restructuring reserves included in other accrued liabilities as of December 31, 2010 and 2009, respectively ($ in millions):

	Severance	Other	Total

2010 Plan
Balance as of December 31, 2009	$-	$-	$-
Charges to selling, general and administrative expenses	3.6	1.0	4.6
Cash payments	(1.7)	(0.4)	(2.1)

Balance as of December 31, 2010	$1.9	$0.6	$2.5

	Severance	Other	Total

2009 Plan
Balance as of December 31, 2008	$-	$-	$-
Charges to selling, general and administrative expenses	1.1	0.4	1.5
Cash payments	(0.4)	-	(0.4)

Balance as of December 31, 2009	$0.7	$0.4	$1.1

Charges to selling, general and administrative expenses	0.4	-	0.4
Cash payments	(1.1)	(0.4)	(1.5)

Balance as of December 31, 2010	$-	$-	$-

	Severance	Other	Total

2008 Plan
Balance as of December 31, 2007	$-	$-	$-
Charges to selling, general and administrative expenses	2.1	0.6	2.7
Cash payments	(0.1)	-	(0.1)

Balance as of December 31, 2008	$2.0	$0.6	$2.6

Charges to selling, general and administrative expenses	-	-	-
Cash payments	(1.9)	(0.5)	(2.4)

Balance as of December 31, 2009	$0.1	$0.1	$0.2

Charges to selling, general and administrative expenses	-	-	-
Cash payments	(0.1)	(0.1)	(0.2)
Balance as of December 31, 2010	-	-	-

NOTE 15 —	LEGAL PROCEEDINGS

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

The Company has also been sued on this issue outside of the Cook County, Illinois venue. Most of these cases have involved lawsuits filed by a single attorney in the Court of Common Pleas, Philadelphia County, Pennsylvania. Since September 2007, this attorney filed a total of 71 lawsuits, involving 71 plaintiffs in this jurisdiction. Three of these cases have been dismissed pursuant to pretrial motion filed by the Company. Another case has been voluntarily dismissed. Prior to trial in four cases, the Company paid nominal sums, which included reimbursements of expenses, to obtain dismissals. Three trials have occurred in Philadelphia involving these cases. The first trial involving one of these plaintiffs began on February 16, 2010 and ended on March 2, 2010, when the jury returned a verdict for the plaintiff. In particular, the jury found that the Company’s siren was not defectively designed, but that the Company negligently constructed the siren. The jury awarded damages in the amount of $0.1 million which was subsequently reduced to $0.08 million. The Company appealed this verdict. Another trial, involving 9 Philadelphia firefighter plaintiffs, began on June 14, 2010 and ended on June 25, 2010 when the jury returned a defense verdict for the Company as to all claims and all plaintiffs involved in that trial. The third trial, involving 9 Philadelphia firefighter plaintiffs, began on July 19, 2010 and ended on July 30, 2010 when the jury returned a defense verdict for the Company as to all claims and all plaintiffs involved in that trial.

Following defense verdicts in the last two Philadelphia trials, the Company negotiated settlements with respect to all remaining filed cases in Philadelphia as well as other firefighter claimants represented by that attorney. On January 4, 2011, the Company received approval the of its Board of Directors and entered into a Global Settlement Agreement (the “Settlement Agreement”) with the law firm of the attorney representing the Philadelphia claimants, on behalf of eleven hundred and twenty-five (1,125) claimants the firm represents (the “Claimants”) and who have asserted Product Claims against the Company (the “Claims”). The Settlement Agreement had been executed by management of the Company and the law firm on December 31, 2010, subject to approval of the Company’s Board of Directors. Three hundred and eight (308) of these Claimants have lawsuits pending against the Company in Cook County, Illinois.

The Settlement Agreement provides that the Company shall pay (the “Settlement Payment”) a total amount of $3.8 million to settle the Claims (including the costs, fees and other expenses of the Firm in connection with its representation of the Claimants), subject to certain terms, conditions and procedures set forth in the Settlement Agreement. In order for the Company to be required to make the Settlement Payment: (i) each Claimant who agrees to settle his or her Claims must sign a release acceptable to the Company (a “Release”); (ii) each Claimant who agrees to the settlement and who is a plaintiff in a lawsuit, must dismiss his or her lawsuit, with prejudice; (iii) by March 31, 2011, at least 93% of the Claimants identified in Appendix A to the Settlement Agreement must have agreed to settle their Claims and provide a signed Release to the Company; and (iv) the law firm shall have withdrawn from representing any Claimants who do not agree to the settlement including those who have filed lawsuits.

If less than 93% of the Claimants identified in Appendix A to the Settlement Agreement agree to settle their Claims and provide a signed Release to the Company by March 31, 2011, the Settlement Agreement becomes null and void and the Company will not be required to make the Settlement Payment. If the conditions to the settlement set forth in the Settlement Agreement are met, but less than 100% of the Claimants have agreed to settle their Claims and sign a Release, the Settlement Payment will be reduced by the percentage of Claimants who do not agree to the settlement.

The Company generally denies the allegations made in the Claims and lawsuits and denies that its products caused any injuries to the Claimants. Nonetheless, to avoid the expense and uncertainty of further litigation, the Company has entered into the Settlement Agreement for the purpose of minimizing its expenses, including legal fees, and the inconvenience and distraction of the Claims and lawsuits.

Firefighters have brought hearing loss claims against the Company in jurisdictions other than Philadelphia. Those cases, however, have also been dismissed, including four cases in the Supreme Court of Kings County, New

York which were dismissed on January 25, 2008 after the court granted the Company’s motion to dismiss. The trail court subsequently denied reconsideration of its ruling. On appeal, the appellate court affirmed the trial court’s dismissal of these cases. Plaintiffs’ attorneys have threatened to file additional lawsuits. The Company intends to vigorously defend all of these lawsuits.

Federal Signal’s ongoing negotiations with CNA over insurance coverage on these claims have resulted in reimbursements of a portion of the Company’s defense costs. In the year ended December 31, 2010, the Company recorded $0.6 million of reimbursements from CNA as a reduction of corporate operating expenses of which $0.6 million has been received as of December 31, 2010. In the years ended December 31, 2009 and 2008, the Company recorded $0.7 million and $1.7 million, respectively, of CNA reimbursements.

E-One, a former subsidiary of the Company, has been named as a defendant in a product liability case in Massachusetts involving a firefighter who claims to have been injured as a result of an accident involving an E-One pumper firetruck. In particular, plaintiff required amputation of a leg resulting from this accident. The accident allegedly occurred on August 7, 2005 when the firetruck was inadvertently placed into drive during pumping operations and “ran away,” pinning plaintiff against another firetruck. Plaintiff alleges, among other things, that the truck was defective and unreasonably dangerous because it failed to include certain alleged safety devices. After the accident, the Massachusetts Department of Labor investigated the accident and concluded that various errors and omissions by the Fire Department and driver/operator of the pumper contributed to causing the accident. In addition to damages recoverable under typical product liability cases, plaintiff has also sought recovery under the Massachusetts Deceptive Trade Practices Act. At a mediation on October 5, 2010, the parties tentatively agreed to settle this case. The settlement was approved by the Company’s Board Directors and approved by the Court during November 2010. The settlement was paid in the fourth quarter of 2010 by contributions from Federal Signal (on behalf of E-One), E-One’s insurance carrier, and an insurance carrier for E-One’s dealer who was also named as a defendant in the case.

NOTE 16 —	SEGMENT AND RELATED INFORMATION

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

The Company has four continuing operating segments as defined under ASC Topic 280, “Segment Reporting.” Business units are organized under each segment because they share certain characteristics, such as technology, marketing, distribution and product application, which create long-term synergies. The principal activities of the Company’s operating segments are as follows:

Information regarding the Company’s discontinued operations is included in Note 13 — Discontinued Operations. The segment information included herein has been reclassified to reflect such discontinued operations.

Federal Signal Technologies — Our Federal Signal Technologies Group is a provider of technologies and solutions to the Intelligent Transportation Systems and public safety markets and other applications. These products and solutions provide end users with the tools needed to automate data collection and analysis, transaction processing and asset tracking. FSTech provides technology platforms and services to customers in the areas of radio frequency identification systems, transaction processing vehicle classification, electronic toll collection, automated license plate recognition, electronic vehicle registration, parking and access control, cashless payment solutions, congestion charging, traffic management, site security solutions and supply chain systems. Products are sold under PIPStm, Idris®, Sirittm and VESystemstm brand names. The Group operates manufacturing facilities in North American and Europe.

Safety and Security Systems — Our Safety and Security Systems Group is a leading manufacturer and supplier of comprehensive systems and products that law enforcement, fire rescue, emergency medical services, campuses, military facilities and industrial sites use to protect people and property. Offerings include systems for campus and community alerting, emergency vehicles, first responder interoperable communications, industrial communications and command and municipal networked security. Specific products include lightbars and sirens, public warning sirens and public safety software. Products are sold under the Federal Signaltm, Federal Signal VAMAtm, Target Tech®, and Victortm brand names. The Group operates manufacturing facilities in North America, Europe, and South Africa.

Fire Rescue — The Fire Rescue Group manufactures articulated and telescopic aerial platforms for rescue and fire fighting and for maintenance purposes. This Group sells to municipal and industrial fire services, civil defense authorities, rental companies, electric utilities and industrial customers.

Environmental Solutions — The Environmental Solutions Group manufactures a variety of self-propelled street cleaning vehicles, vacuum loader vehicles, municipal catch basin/sewer cleaning vacuum trucks, and waterblasting equipment. Environmental Solutions sells primarily to municipal and government customers and industrial contractors.

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

Revenues attributed to customers located outside of the U.S. aggregated $285.8 million in 2010, $333.4 million in 2009, and $352.9 million in 2008, of which sales exported from the U.S. aggregated $112.4 million, $113.5 million, and $110.8 million, respectively.

The Company invests in research to support development of new products and the enhancement of existing products and services. The Company believes this investment is important to maintain and/or enhance its leadership position in key markets. Expenditures for research and development by the Company were approximately $18.8 million in 2010, $19.0 million in 2009 and $20.9 million in 2008.

A summary of the Company’s continuing operations by segment for each of the three years in the period ended December 31 is as follows ($ in millions):

	2010	2009	2008

Net sales
Safety and Security Systems	$214.5	$225.8	$276.7
Fire Rescue	108.8	160.0	145.5
Environmental Solutions	309.8	299.6	387.6
Federal Signal Technologies	93.4	65.0	68.2

Total net sales	$726.5	$750.4	$878.0

Operating income (loss)
Safety and Security Systems	$23.7	$24.1	$40.1
Fire Rescue	9.4	19.2	10.4
Environmental Solutions	17.9	15.1	34.9
Federal Signal Technologies	(89.3)	6.0	(3.0)
Corporate expense	(38.6)	(28.6)	(30.7)

Total operating (Loss) income	(76.9)	35.8	51.7
Interest expense	(10.3)	(11.4)	(15.3)
Gain (loss) on investment in joint venture (Environmental Solutions Segment)	0.1	1.2	(13.0)
Other (expense)	(1.3)	(0.5)	(0.8)

(Loss) income before income taxes	$(88.4)	$25.1	$22.6

Depreciation and amortization
Safety and Security Systems	$3.7	$3.1	$3.5
Fire Rescue	2.2	1.9	1.4
Environmental Solutions	4.7	4.5	3.9
Federal Signal Technologies	7.8	4.4	4.9
Corporate	0.8	0.8	0.6

Total depreciation and amortization	$19.2	$14.7	$14.3

	2010	2009

Identifiable assets
Safety and Security Systems	$246.9	$255.1
Fire Rescue	123.1	140.5
Environmental Solutions	240.6	235.2
Federal Signal Technologies	104.8	64.7
Corporate	46.0	35.1

Total assets of continuing operations	761.4	730.6
Assets of discontinued operations	3.1	13.9

Total identifiable assets	$764.5	$744.5

	2010	2009	2008

Capital expenditures
Safety and Security Systems	$3.0	$2.6	$3.7
Fire Rescue	1.1	2.2	8.5
Environmental Solutions	6.5	8.9	14.1
Federal Signal Technologies	1.5	0.4	0.8
Corporate	0.7	0.3	0.8

Total capital expenditures	$12.8	$14.4	$27.9

The segment information provided below is classified based on geographic location of the Company’s subsidiaries ($ in millions):

	2010	2009	2008

Net sales
United States	$440.7	$417.0	$525.1
Europe	244.7	299.2	323.1
Canada	41.1	34.2	29.8

	$726.5	$750.4	$878.0

Long-lived assets
United States	$231.0	$203.7
Europe	202.1	239.3
Canada	27.1	9.2
Other	1.2	1.0

	$461.4	$453.2

NOTE 17 —	COMMITMENTS

At December 31, 2010 and 2009, the Company had outstanding standby letters of credit aggregating $29.6 million and $33.3 million, respectively, principally to act as security for retention levels related to casualty insurance policies and to guarantee the performance of subsidiaries that engage in export transactions to foreign governments and municipalities.

The Company issues product performance warranties to customers with the sale of its products. The specific terms and conditions of these warranties vary depending upon the product sold and country in which the Company does business, with warranty periods generally ranging from one to ten years. The Company estimates the costs that may be incurred under its basic limited warranty and records a liability in the amount of such costs at the time the sale of the related product is recognized. Factors that affect the Company’s warranty liability include the number of units under warranty from time to time, historical and anticipated rates of warranty claims, and costs per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

Changes in the Company’s warranty liabilities for the years ended December 31, 2010 and 2009 were as follows ($ in millions):

	2010	2009

Balance at January 1	$6.2	$5.8
Provisions to expense	7.5	9.4
Actual costs incurred	(8.0)	(9.0)

Balance at December 31	$5.7	$6.2

The Company has retained an environmental consultant to conduct an environmental risk assessment at its Pearland, Texas facility. The facility, which was previously used by the Company’s discontinued Pauluhn business, manufactured marine, offshore, and industrial lighting products. While the Company has not completed the risk assessment analysis, it appears probable the site will require remediation. An undiscounted estimate of the range of costs to remediate the site is $1.6 million to $2.6 million, depending upon the remediation approach and other factors. As of December 31, 2010, $2.6 million has been recorded, of which $1.9 million is included in liabilities of discontinued operations. The Company’s estimate may change in the near term as more information becomes available; however the costs are not expected to have a material adverse effect on the Company’s results of operations, financial position or liquidity.

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

In October 2009, the FASB also issued ASU No. 2009-13, Topic 605- Multiple-Deliverable Revenue Arrangement, which changes the level of evidence of standalone selling price required to separate deliverables in a multiple deliverable revenue arrangement by allowing a company to make its best estimate of the selling price of deliverables when more objective evidence of selling price is not available and eliminates the use of residual method. ASU No. 2009-13 applies to multiple deliverable revenue arrangements that are not accounted for under other accounting pronouncements and retains the use of vendor-specific objective evidence of selling price (“VSOE”) if available and third-party evidence of selling price, when VSOE is unavailable.

ASU No. 2009-14 and ASU No. 2009-13 are effective prospectively for revenue arrangements entered into or materially modified in fiscal year beginning on or after June 15, 2010, with early adoption permitted. If adoption is elected in a period other than the beginning of a fiscal year, the amendments in these standards must be applied retrospectively to the beginning of the fiscal year. The Company is currently assessing the effects that ASU No. 2009-14 and ASU No. 2009-13 will have on its consolidated results of operations and financial condition.

No other new accounting pronouncements issued or effective during 2010 has had or is expected to have a material impact on the Consolidated Financial Statements.

NOTE 19 —	SELECTED QUARTERLY DATA (UNAUDITED)

The Company reports its interim quarterly periods on a 13-week basis ending on a Saturday with the fiscal year ending on December 31. For convenience purposes, the Company uses “March 31”, “June 30”, “September 30” and “December 31” to refer to its results of operations for the quarterly periods ended. In 2010, the Company’s interim quarterly periods ended April 3, July 3, October 2, and December 31; and in 2009, the Company’s interim quarterly periods ended March 28, June 27, September 26, and December 31, respectively.

The Company identified certain adjustments related to the timing of recording revenue on certain arrangements primarily in the FSTech Group. The revenue related adjustments resulted in a decrease in previously reported revenue during the quarters ended April 3, July 3, and October 2, 2010 of $1.6 million, $2.5 million and $2.1 million, respectively. The revenue related adjustments resulted in a decrease in previously reported income (loss) from continuing operations during the quarters ended April 3, July 3, and October 2, 2010 of $1.4 million, $2.2 million, and $1.3 million, respectively. These prior interim period adjustments individually and in the aggregate are not material to the financial results for previously issued interim financial data in 2010. We have not filed an amendment to our previously issued quarters. The significant corrections included:

•	The Company includes when and if available upgrade rights to its customers in connection with the sale of software and firmware of certain hardware. The Company did not defer the revenue for the fair value of the upgrade rights until the future obligation is fulfilled or the right to the specified upgrade expires.
•	The Company entered into certain transactions that contained extended payment terms and other conditions that would have required deferral of revenue. The Company recognized revenue before the risk and rewards of ownership transferred.

•	The Company entered into certain arrangements to provide customized systems which required the Company to make estimates relative to the extent of progress toward completion. The Company was unable to make reasonably dependable estimates resulting in recording profits prematurely.

The previously reported results have also been restated to reflect discontinued operations as described in Note 13 and a change in accounting method as discussed in Notes 1 and 3.

The following is a summary of the restated quarterly results of operations, including income per share, for the Company for the quarterly periods of fiscal 2010 and 2009 ($ in millions, except per share amount):

	April 3, 2010		July 3, 2010		October 2, 2010
	As Previously		As Previously		As Previously		December 31,
	Reported	As Restated	Reported	As Restated	Reported	As Restated	2010

Net sales	$166.2	$164.6	$198.1	$195.6	$181.7	$179.6	$186.7
Gross margin	41.7	40.3	53.4	51.2	45.8	44.5	48.2
(Loss) income from continuing operations	(2.6)	(4.0)	1.7	(0.5)	3.5	2.2	(158.4)
(Loss) gain from discontinued operations and disposal	(1.0)	(1.0)	(2.2)	(2.2)	(1.0)	(1.0)	(10.8)
Net (loss) income	(3.6)	(5.0)	(0.5)	(2.7)	2.5	1.2	(169.2)
Per share data — diluted: (Loss) earnings from continuing operations	$(0.05)	$(0.08)	$0.03	$(0.01)	$0.06	$0.04	$(2.55)
(Loss) earnings from discontinued operations	(0.02)	(0.02)	(0.04)	(0.04)	(0.02)	(0.02)	(0.17)
Weighted Average Common Shares Outstanding:
Basic	49.2	49.2	57.1	57.1	62.2	62.2	62.2
Diluted	49.2	49.2	57.2	57.2	62.3	62.3	62.2
Net (loss) income	(0.07)	(0.10)	(0.01)	(0.05)	0.04	0.02	(2.72)
Dividends paid per share	0.06	0.06	0.06	0.06	0.06	0.06	0.06
Market price range per share
High	9.50	9.50	10.30	10.30	6.95	6.95	7.16
Low	6.02	6.02	5.58	5.58	4.91	4.91	5.22

	2009
	March 28	June 27	September 26	December 31

Net sales	$184.4	$198.3	$162.1	$205.6
Gross margin	46.5	52.0	40.3	54.3
Income from continuing operations	0.6	4.7	5.1	9.4
Gain (loss) from discontinued operations and disposal	0.4	(9.6)	(0.8)	13.3
Net income (loss)	1.0	(5.0)	4.4	22.7
Per share data — diluted: Earnings from continuing operations	$0.01	$0.10	$0.11	$0.19
Earnings (loss) from discontinued operations	0.01	(0.20)	(0.02)	0.27
Net income (loss)	0.02	(0.10)	0.09	0.46
Dividends paid per share	0.06	0.06	0.06	0.06
Market price range per share
High	9.28	9.17	9.30	7.80
Low	3.73	4.93	6.76	5.43

The Company recorded $85.0 million of valuation allowance in the fourth quarter of 2010 to income tax provision on continuing operations to reflect the estimated amount of domestic deferred tax assets that may not be realized.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report.. The Company completed our acquisitions of VESystems, LLC and Sirit Inc. on March 2, 2010 and March 5, 2010, respectively. As permitted by U.S. Securities and Exchange Commission regulations, management’s assessment as of December 31, 2010 did not include the internal controls of VESystems, LLC and Sirit Inc., which are included in our consolidated financial statements as of December 31, 2010. The combined total assets and net assets of VESystems, LLC and Sirit Inc. are $97.6 million and $90.6 million, respectively, as of December 31, 2010, and the combined net revenue and net loss for the year ended December 31, 2010 were $30.2 million and $(40.7) million, respectively.

Based on that evaluation, which excluded an assessment of internal control over financial reporting of the acquired operations of VESystems, LLC and Sirit Inc., the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2010.

(b)	Management’s Annual Report on Internal Control over Financial Reporting and Attestation Report of the Registered Public Accounting Firm

The Company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on the assessment, management concluded that, as of December 31, 2010, the Company’s internal control over financial reporting is effective.

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

(c)	Changes in Internal Control over Financial Reporting

From time to time, the Company may make changes aimed at enhancing the effectiveness of the controls and to ensure that the systems evolve with the business. In the fourth quarter of 2010, Diane Van Steenbergen was appointed to the position of Vice President of Finance for the FSTech Group. There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information regarding directors and nominees for directors is set forth in the Company’s Proxy Statement for its 2011 Annual Meeting of Stockholders and is incorporated herein by reference.

The following is a list of the Company’s executive officers, their ages, business experience and positions and offices as of February 1, 2011:

Dennis J. Martin, age 60, was appointed President and Chief Executive Officer in October 2010 and was appointed to the Board of Directors in March 2008. Mr. Martin has been an independent business consultant since 2005 and was the Chairman, President and Chief Executive Officer of General Binding Corporation from 2001 to 2005.

Charles F. Avery, Jr., age 46, was appointed Vice President, Information Technology and Controller in March 2010. Mr. Avery was Vice President Finance for the Environmental Solutions Group from 2005 to March 2010.

William G. Barker, III, age 52, was appointed Senior Vice President and Chief Financial Officer in December 2008. Mr. Barker was Senior Vice President and Chief Financial Officer of Sun-Times Media Group from 2007 to 2008. He was Vice President, Finance and Strategy, Gatorade of PepsiCo, Inc. from 2001 to 2007.

David E. Janek, age 47, was appointed President of the Safety and Security Systems Group in March 2010. Mr. Janek was Vice President and Controller from August 2008 to February 2010. Mr. Janek was Vice President and Treasurer from 2006 to 2008 and was Vice President Finance for the Safety and Security Systems Group from 2002 to 2006.

Esa Peltola, age 59, was appointed President of Bronto Skylift Oy Ab in July 2007. Mr. Peltola was Managing Director of Bronto Skylift from 1998 to 2007.

Manfred A. Rietsch, age 69, was appointed President of the Federal Signal Technologies Group in April 2010. Mr. Rietsch was the founder and Chief Executive Officer of VESystems, LLC, established in 2000.

Jennifer L. Sherman, age 46, was appointed Chief Administrative Officer, Senior Vice President, General Counsel and Secretary in October 2010. Ms. Sherman was Senior Vice President, Human Resources, General Counsel and Secretary from April 2008 to July 2010.  Ms. Sherman was Vice President, General Counsel and Secretary from 2004 to March 2008 and was Deputy General Counsel and Assistant Secretary from 1998 to 2004.

Mark D. Weber, age 53, was appointed President of the Environmental Solutions Group in April 2003. Mr. Weber was Vice President Sweeper Products for the Environmental Solutions Group from 2002 to 2003, and General Manager of Elgin Sweeper Company from 2001 to 2002.

These officers hold office until the next annual meeting of the Board of Directors following their election and until their successors have been elected and qualified.

There are no family relationships among any of the foregoing executive officers

Information regarding Compliance with Section 16(a) of the Exchange Act is set forth in the Company’s 2011 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference. Information regarding the Company’s Audit Committee, Nominating and Governance Committee, and Compensation and Benefits Committee are set forth in the Company’s 2011 Proxy Statement under the caption “Information Concerning the Board of Directors” and is incorporated herein by reference.

The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer and principal accounting officer. This code of ethics and the Company’s corporate governance policies are posted on the Company’s website at http://www.federalsignal.com. The Company intends to satisfy its disclosure requirements regarding amendments to or waivers from its code of ethics by posting such information on this website. The charters of the Audit Committee, Nominating and Corporate Governance Committee, and Compensation and Benefits Committee of the Company’s Board of Directors are available on the Company’s website and are also available in print free of charge.

Item 11.	Executive Compensation.

The information contained under the captions “Information Concerning the Board of Directors”, “Compensation Committee Interlocks and Insider Participation”, “Compensation Discussion and Analysis”, “Compensation and Benefits Committee Report” and “Executive Compensation in the Last Fiscal Year” of the Company’s 2011 Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information regarding security ownership of certain beneficial owners, of all directors and nominees, of the named executive officers, and of directors and executive officers as a group is set forth in the Company’s 2011 Proxy Statement under the caption “Ownership of Our Common Stock” and is incorporated herein by reference. Information regarding our equity compensation plans is set forth in the Company’s 2011 Proxy Statement under the caption “Equity Compensation Plan Information” and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information regarding certain relationships is hereby incorporated by reference from the Company’s 2011 Proxy Statement under the heading “Information Concerning the Board of Directors” and under the heading “Certain Relationships and Related Party Transactions”.

Item 14.	Principal Accountant Fees and Services.

Information regarding principal accountant fees and services is incorporated by reference from the Company’s 2011 Proxy Statement under the heading “Accounting Fees”.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) 1. Financial Statements

The following consolidated financial statements of Federal Signal Corporation and Subsidiaries and the report of the Independent Registered Public Accounting Firm contained under Item 8 of this Form 10-K are incorporated herein by reference:

Consolidated Balance Sheets as of December 31, 2010 and 2009

Consolidated Statements of Operations for the Years Ended December 31, 2010, 2009 and 2008

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2010, 2009 and 2008

Consolidated Statements of Cash Flows for the Years Ended December 31, 2010, 2009 and 2008

Notes to Consolidated Financial Statements

2. Financial Statement Schedules

The following consolidated financial statement schedule of Federal Signal Corporation and Subsidiaries, for the three years ended December 31, 2010 is filed as a part of this Report in response to Item 15(a)(2):

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

FEDERAL SIGNAL CORPORATION

By:	/s/ Dennis J Martin
Dennis J. Martin
President and Chief Executive Officer

Date: March 16, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, as of March 16, 2011, by the following persons on behalf of the Company and in the capacities indicated.

/s/ Dennis J. Martin Dennis J. Martin	President and Chief Executive Officer Board of Director (Principal Executive Officer)

/s/ William G. Barker William G. Barker	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Charles F. Avery, Jr. Charles F. Avery, Jr.	Vice President and Controller (Principal Accounting Officer)

/s/ James E. Goodwin James E. Goodwin	Chairman and Director

/s/ Charles R. Campbell Charles R. Campbell	Director

/s/ Paul W. Jones Paul W. Jones	Director

/s/ Brenda L. Reichelderfer Brenda L. Reichelderfer	Director

/s/ Joseph R. Wright Joseph R. Wright	Director

/s/ Dominic A. Romeo Dominic A. Romeo	Director

/s/ Richard R. Mudge Richard R. Mudge	Director

SCHEDULE II

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
Valuation and Qualifying Accounts

For the Years Ended December 31, 2010, 2009 and 2008

			Deductions
		Additions	Accounts
	Balance at	Charged to	Written off	Balance
	Beginning	Costs and	Net of	at End
Description	of Year	Expenses	Recoveries	of Year
		($ in millions)

Allowance for doubtful accounts:
Year ended December 31, 2010:	$2.4	$1.2	$(0.8)	$2.8

Year ended December 31, 2009:	$2.0	$0.9	$(0.5)	$2.4

Year ended December 31, 2008:	$3.6	$7.2	$(8.8)	$2.0

Inventory obsolescence:
Year ended December 31, 2010:	$7.6	$2.4	$(2.3)	$7.7

Year ended December 31, 2009:	$5.9	$4.6	$(2.9)	$7.6

Year ended December 31, 2008:	$6.8	$2.2	$(3.1)	$5.9

Product liability and workers’ compensation:
Year ended December 31, 2010:	$5.9	$6.4	$(4.1)	$8.2

Year ended December 31, 2009:	$5.8	$3.5	$(3.4)	$5.9

Year ended December 31, 2008:	$6.7	$2.9	$(3.8)	$5.8

Income tax valuation allowances:
Year ended December 31, 2010:	$25.2	$86.0	$(2.1)	$109.1

Year ended December 31, 2009:	$32.5	$0.1	$(7.4)	$25.2

Year ended December 31, 2008:	$14.1	$26.7	$(8.3)	$32.5

Warranty liability:

The Company’s warranty liabilities are analyzed in Note 17 — Commitments.

EXHIBIT INDEX

The following exhibits, other than those incorporated by reference, have been included in the Company’s Form 10-K filed with the Securities and Exchange Commission. The Company shall furnish copies of these exhibits upon written request to the Corporate Secretary at the address given on the cover page. (* denotes exhibit filed in this Form 10-K)

3.	a.	Restated Certificate of Incorporation of the Company. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed April 30, 2010.
	b.	Amended and Restated By-laws of the Company. Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed April 30, 2010.
4.	a.	Second Amended and Restated Credit Agreement among the Company, Bank of Montreal and other third party lenders named therein, dated April 25, 2007. Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended September 30, 2007.
	b.	Supplemental Agreement to the Second Amended and Restated Credit Agreement among the Company, Federal Signal of Europe B.V. y CIA, SC, and Bank of Montreal, Ireland and other third party lenders named therein, dated September 6, 2007. Incorporated by reference to Exhibit 4.C to the Company’s Form 10-K for the year ended December 31, 2007.
	c.	Second Amendment and Waiver to the Second Amended and Restated Credit Agreement, dated March 27, 2008. Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended March 31, 2008.
	d.	Global Amendment to Note Purchase Agreements between the Company and the holders of senior notes named therein, dated April 27, 2009. Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2009.
	e.	Third Amendment and Waiver to the Second Amended and Restated Credit Agreement, dated March 15, 2011.*
	f.	Second Global Amendment and Waiver to the Note Purchase Agreements, dated March 15, 2011.*
10.	a.	The 1996 Stock Benefit Plan, as amended. Incorporated by reference to Exhibit 10.(A) to the Company’s Form 10-K for the year ended December 31, 2003.(1)
	b.	Supplemental Pension Plan. Incorporated by reference to Exhibit 10.C to the Company’s Form 10-K for the year ended December 31, 1995.(1)
	c.	Executive Disability, Survivor and Retirement Plan. Incorporated by reference to Exhibit 10.D to the Company’s Form 10-K for the year ended December 31, 1995.(1)
	d.	Director Deferred Compensation Plan. Incorporated by reference to Exhibit 10.H to the Company’s Form 10-K for the year ended December 31, 1997.(1)
	e.	Pension Agreement with Stephanie K. Kushner. Incorporated by reference to Exhibit 10.G to the Company’s Form 10-K for the year ended December 31, 2002.(1)
	f.	Savings Restoration Plan, as amended and restated January 1, 2007. Incorporated by reference to Exhibit 10.FF to the Company’s Form 10-K for the year ended December 31, 2008.(1)
	g.	First Amendment of the Federal Signal Corporation Savings Restoration Plan. Incorporated by reference to Exhibit 10.MM to the Company’s Form 10-K for the year ended December 31, 2008.(1)
	h.	Second Amendment to Federal Signal Corporation Savings Restoration Plan. Incorporated by reference to Exhibit 10.NN to the Company’s Form 10-K for the year ended December 31, 2008.(1)
	i.	Third Amendment to Federal Signal Corporation Savings Restoration Plan. Incorporated by reference to Exhibit 10.OO to the Company’s Form 10-K for the year ended December 31, 2008.(1)
	j.	Severance Policy for Executive Employees, as amended January 1, 2008. Incorporated by reference to Exhibit 10.GG to the Company’s Form 10-K for the year ended December 31, 2008.(1)
	k.	Form of 2008 Executive Change-In-Control Severance Agreement (Tier 1) with certain executive officers. Incorporated by reference to Exhibit 10.HH to the Company’s Form 10-K for the year ended December 31, 2008.(1)
	l.	Form of 2008 Executive Change-In-Control Severance Agreement (Tier 2) with and certain executive officers. Incorporated by reference to Exhibit 10.II to the Company’s Form 10-K for the year ended December 31, 2008.(1)

	m.	Employment Letter Agreement between the Company and William G. Barker, III dated November 10, 2008. Incorporated by reference to Exhibit 10.JJ to the Company’s Form 10-K for the year ended December 31, 2008.(1)
	n.	Forms of Equity Award Agreements. Incorporated by reference to Exhibit 10.LL to the Company’s Form 10-K for the year ended December 31, 2008, Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended March 31, 2009 and Exhibit 10 to the Company’s Form 10-Q for the quarter ended June 30, 2010.(1)
	o.	Short Term Incentive Bonus Plan. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 26, 2009.(1)
	p.	Share Purchase Agreement among Fayat, Federal Signal of Europe B.V. and the Company, dated July 16, 2009. Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2009.
	q.	Arrangement Agreement between the Company and 1815315 Ontario Limited and Sirit Inc., dated January 13, 2010. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed January 15, 2010.
	r.	Release and Severance Agreement between the Company and David R. McConnaughey, dated January 20, 2010. Incorporated by reference to Exhibit 10.00 of the Company’s Form 10-K filed February 26, 2010.(1)
	s.	Release and Severance Agreement by and between the Company and William H. Osborne. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed November 3, 2010.(1)
	t.	Global Settlement Agreement between and among the Company and the law firm of Cappelli Mustin LLC, including each attorney with Cappelli Mustin. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed January 10, 2011.
	u.	Form of 2010 Executive Change-In-Control Severance Agreement with certain executive officers (Tier 1). Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2010.(1)
	v.	Form of 2010 Executive Change-In-Control Severance Agreement with certain executive officers (Tier 2). Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended March 31, 2010.(1)
	w.	Employment Agreement between the Company and Manfred Rietsch, dated 2010. Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the Company’s Form 10-Q for the quarter ended March 31, 2010.(1)
	x.	2005 Executive Incentive Compensation Plan (2010 Restatement). Incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement filed on Schedule 14A filed March 25, 2010.(1)
	y.	Federal Signal Corporation Executive Incentive Performance Plan, as amended and restated. Incorporated by reference to Appendix C to the Company’s Definitive Proxy Statement filed on Schedule 14A filed March 25, 2010.(1)
	z.	Release and Severance Agreement by and between the Company and Jennifer M. Erfurth, dated January 7, 2011.(1)*
	aa.	Release and Severance Agreement by and between the Company and Fred H. Lietz dated January 7, 2011.(1)*
12.		Statement re Computation of Ratio of Earnings to Fixed Charges. Incorporated by reference to Exhibit 12.1 to the Company’s Form S-3 filed March 18, 2010.
14.		Code of Ethics for Chief Executive Officer and Senior Financial Officers, as amended. Incorporated by reference to Exhibit 14 to the Company’s Form 10-K for the year ended December 31, 2003.
21.		Subsidiaries of the Company.*
23.		Consent of Independent Registered Public Accounting Firm.*
31.1		CEO Certification under Section 302 of the Sarbanes-Oxley Act.*
31.2		CFO Certification under Section 302 of the Sarbanes-Oxley Act.*
32.1		CEO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act.*
32.2		CFO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act.*
99.1		Press Release*
99.2		Q4 Earnings Call Presentation Slides.*

*	Filed herewith.
(1)	Management contract or compensatory plan or arrangement.