Form 10-Q
period 2011-03-31
FEDERAL SIGNAL CORP /DE/
filed 2011-04-29
CIK 277509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
     Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the Company’s classes of common stock, as of the latest practicable date.

Title
Common Stock, $1.00 par value	62,117,643 shares outstanding at April 13, 2011

FEDERAL SIGNAL CORPORATION

Part I. Financial Information

Item 1.	Financial Statements
FORWARD-LOOKING STATEMENTS
This Form 10-Q, reports filed by Federal Signal Corporation and its subsidiaries (“the Company”) with the Securities and Exchange Commission (“SEC”), and comments made by management may contain words such as “may,” “will,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “project,” “estimate” and “objective” or the negative thereof or similar terminology concerning the Company’s future financial performance, business strategy, plans, goals and objectives. These expressions are intended to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include information concerning the Company’s possible or assumed future performance or results of operations and are not guarantees. While these statements are based on assumptions and judgments that management has made in light of industry experience as well as perceptions of historical trends, current conditions, expected future developments and other factors believed to be appropriate under the circumstances, they are subject to risks, uncertainties and other factors that may cause the Company’s actual results, performance or achievements to be materially different.
These risks and uncertainties, some of which are beyond our control, include the cyclical nature of our industrial, municipal, government and commercial markets; restrictive debt covenants; impairment of goodwill and other indefinite lived intangible assets; ability to use net operating loss (“NOL”) carryovers to reduce future tax payments; availability of credit and third-party financing for customers; technological advances by competitors; our ability to expand into new geographic markets and to anticipate and meet customer demands for new products and product enhancements; domestic and foreign governmental policy change; changes in cost competitiveness including those resulting from foreign currency movements; increased competition and pricing pressures in the markets served; retention of key employees; volatility in securities trading markets; economic downturns; increased warranty and product liability expenses and client service interruption; our ability to expand our business through acquisitions; our ability to finance acquisitions or successfully integrate acquired companies; unknown liabilities assumed in connection with acquisitions; unforeseen developments in contingencies such as litigation; protection and validity of patent and other intellectual property rights; our ability to achieve expected savings from integration, synergy and other cost-control initiatives; compliance with environmental and safety regulations; disruptions in the supply of parts or components from sole source suppliers and subcontractors; risks associated with suppliers, dealer and other partner alliances; disruptions within our dealer market; risks associated with work stoppages and other labor relations matters; restructuring and impairment charges as we continue to evaluate opportunities to restructure our business in an effort to optimize the cost structure; and general changes in the competitive environment. These risks and uncertainties include, but are not limited to, the risk factors described under Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K, Form 10-Qs and other filings with the SEC. These factors may not constitute all factors that could cause actual results to differ materially from those discussed in any forward-looking statement. We operate in a continually changing business environment and new factors emerge from time to time. We cannot predict such factors nor can we assess the impact, if any, of such factors on our financial position or results of operations. Accordingly, forward-looking statements should not be relied upon as a predictor of actual results. We disclaim any responsibility to update any forward-looking statement provided in this Form 10-Q.
ADDITIONAL INFORMATION
We make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, other reports and information filed with the SEC and amendments to those reports available, free of charge, through its Internet website (http://www.federalsignal.com) as soon as reasonably practical after it electronically files or furnishes such materials to the SEC. All of our filings may be read or copied at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, DC 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically.

FEDERAL SIGNAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three months ended
	March 31,
(in millions, except per share data)	2011	2010
Net sales	$173.6	$164.6
Costs and expenses
Cost of sales	132.1	124.3
Selling, engineering, general and administrative	44.3	38.9
Goodwill impairment	(1.6)	—
Acquisition and integration related costs	—	2.6
Restructuring charges	—	0.3

Operating loss	(1.2)	(1.5)
Interest expense	3.2	2.9
Other expense, net	0.2	0.9

Loss before income taxes	(4.6)	(5.3)
Income tax (expense) benefit	(0.7)	1.3

Loss from continuing operations	(5.3)	(4.0)
Gain (loss) from discontinued operations and disposal, net of income tax (expense) benefit of ($0.1) and $0.2, respectively	—	(1.0)

Net loss	(5.3)	$(5.0)

COMMON STOCK DATA:
Basic loss per share:
Loss from continuing operations	(0.08)	$(0.08)
Loss from discontinued operations and disposal, net of taxes	—	(0.02)

Net loss per share	(0.08)	$(0.10)

Weighted average common shares outstanding:
Basic	62.1	49.2
Diluted	62.1	49.2
Cash dividends declared per share of common stock	$—	$0.06
See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	March 31,	December 31,
(in millions, except per share data)	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$12.7	$62.1
Accounts receivable, net of allowances for doubtful accounts of $3.4 million and $2.8 million, respectively	117.2	100.4
Inventories, net	120.9	119.6
Other current assets	19.6	17.9

Total current assets	270.4	300.0
Properties and equipment, net	64.4	63.2
Other assets
Goodwill	315.2	310.4
Intangible assets	85.0	84.4
Deferred charges and other assets	3.4	3.4

Total assets of continuing operations	738.4	761.4
Assets of discontinued operations, net	2.9	3.1

Total assets	$741.3	$764.5

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$12.9	$1.8
Current portion of long-term borrowings and capital lease obligations	44.8	76.2
Accounts payable	51.6	53.5
Accrued liabilities
Compensation and withholding taxes	15.9	21.2
Customer deposits	13.5	10.2
Deferred revenue	12.1	12.4
Other	35.7	39.3

Total current liabilities	186.5	214.6
Long-term borrowings and capital lease obligations, less current portion	184.5	184.4
Long-term pension liabilities	41.0	41.3
Deferred gain	23.0	23.5
Deferred tax liabilities	52.4	45.8
Other long-term liabilities	14.8	15.8

Total liabilities of continuing operations	502.2	525.4
Liabilities of discontinued operations	13.8	18.2

Total liabilities	516.0	543.6
Shareholders’ equity
Common stock, $1 par value per share, 90.0 million shares authorized, 63.0 million and 63.0 million shares issued, respectively	63.0	63.0
Capital in excess of par value	165.8	164.7
Retained earnings	45.3	50.6
Treasury stock, 0.9 million and 0.9 million shares, respectively, at cost	(16.1)	(15.8)
Accumulated other comprehensive loss	(32.7)	(41.6)

Total shareholders’ equity	225.3	220.9

Total liabilities and shareholders’ equity	$741.3	$764.5

See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (unaudited)

	Common	Capital in			Accumulated
	Stock	Excess of			Other
	Par	Par	Retained	Treasury	Comprehensive
(in millions)	Value	Value	Earnings	Stock	Loss	Total
Balance at December 31, 2010	$63.0	$164.7	$50.6	$(15.8)	$(41.6)	$220.9
Comprehensive income:
Net loss			(5.3)			(5.3)
Foreign currency translation					8.2	8.2
Unrealized loss on derivatives, net of tax expense of $0.4					(0.1)	(0.1)
Change in unrecognized loss related to pension benefit plans, net of tax expense of $0.5					0.8	0.8

Comprehensive income						3.6
Stock-based payments:
Non-vested stock and options		0.3				0.3
Stock awards		0.8		(0.3)		0.5

Balance at March 31, 2011	$63.0	$165.8	$45.3	$(16.1)	$(32.7)	$225.3

See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three months ended
	March 31,
(in millions)	2011	2010
Operating activities
Net loss	$(5.3)	$(5.0)
Adjustments to reconcile net loss to net cash provided by operating activities:
(Gain) loss on discontinued operations and disposal	—	1.0
Depreciation and amortization	5.8	4.4
Stock-based compensation expense	0.8	1.5
Goodwill impairment	(1.6)	—
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions of companies	(17.0)	(10.5)

Net cash used for continuing operating activities	(17.3)	(8.6)
Net cash used for discontinued operating activities	(0.9)	(1.0)

Net cash used for operating activities	(18.2)	(9.6)
Investing activities
Purchases of properties and equipment	(4.3)	(3.2)
Proceeds from sales of properties, plant and equipment	0.4	0.7
Payments for acquisitions, net of cash acquired	—	(97.3)

Net cash used for continuing investing activities	(3.9)	(99.8)

Net cash used for investing activities	(3.9)	(99.8)
Financing activities
(Reduction) increase in debt outstanding under revolving credit facilities	(21.6)	96.2
Proceeds on short-term borrowings	26.2	7.5
Payments on short-term borrowings	(15.2)	—
Payments on long-term borrowings	(9.6)	(2.6)
Payments of debt amendment fees	(2.1)	—
Cash dividends paid to shareholders	(3.8)	(3.0)
Other, net	(0.2)	—

Net cash (used for) provided by continuing financing activities	(26.3)	98.1
Net cash provided by (used for) discontinued financing activities	0.1	(0.3)

Net cash (used for) provided by financing activities	(26.2)	97.8

Effects of foreign exchange rate changes on cash and cash equivalents	(1.1)	2.8
Decrease in cash and cash equivalents	(49.4)	(8.8)
Cash and cash equivalents at beginning of period	62.1	21.1

Cash and cash equivalents at end of period	$12.7	$12.3

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
Basis of Presentation and Consolidation
The accompanying unaudited condensed consolidated financial statements represent the consolidation of Federal Signal Corporation and its subsidiaries included herein and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to ensure the information presented is not misleading. These condensed consolidated financial statements have been prepared in accordance with the Company’s accounting policies described in the Annual Report on Form 10-K for the year ended December 31, 2010, and should be read in conjunction with the consolidated financial statements and the notes thereto.
These statements include all adjustments (consisting of normal recurring accruals) that we considered necessary to present a fair statement of our results of operations, financial position and cash flows. The results reported in these condensed consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. We recommend that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in our 2010 Annual Report on Form 10-K. We label our quarterly information using a calendar convention; that is, first quarter is labeled as ending on March 31, second quarter as ending on June 30, and third quarter as ending on September 30. It is our longstanding practice to establish interim quarterly closing dates using a 5-4-4 calendar with the fiscal year ending on December 31. The effects of this practice are modest and only exist within a reporting year.
We have reclassified certain prior period amounts to conform to the current period presentation. Included with reclassifications are restatements for discontinued operations, the reorganization of certain operating segments as described below, and adjustments related to the timing of recording revenue on certain arrangements primarily in the Federal Signal Technologies Group (FSTech Group), as described in the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
Effective June 6, 2010, the Company reorganized its segments to better align its intelligent transportation and public safety businesses for future growth. As a result of this reorganization, the Company created a new operating segment called Federal Signal Technologies (“FSTech”) that includes vehicle classification software, automated license plate recognition (“ALPR”) and parking systems businesses from our Safety and Security Systems operating segment, and the newly acquired businesses, Sirit Inc. and subsidiaries (“Sirit”) and VESystems, LLC and subsidiaries (“VESystems”). The Safety and Security Systems operating segment retained the businesses that offer systems for campus and community alerting, emergency vehicles, first responder interoperable communications, industrial communications and command and municipal security.
As a result of this reorganization, our four operating segments as of June 6, 2010 are as follows:
Federal Signal Technologies — Our Federal Signal Technologies Group is a provider of technologies and solutions to the intelligent transportation systems and public safety markets, as well as other applications. These products and solutions provide end users with the tools needed to automate data collection and analysis, transaction processing and asset tracking. FSTech provides technology platforms and services to customers in the areas of radio frequency identification systems, transaction processing vehicle classification, electronic toll collection, automated license plate recognition, electronic vehicle registration, parking and access control, cashless payment solutions, congestion charging, traffic management, site security solutions and supply chain systems. Products are sold under the PIPS tm, Idris®, Sirittm and VESystemstm brand names. FSTech operates manufacturing facilities in North America and Europe.
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
Fire Rescue — Our Fire Rescue Group is a leading manufacturer and supplier of sophisticated, vehicle-mounted, aerial platforms for fire fighting, rescue, electric utility and industrial uses. End customers include fire departments, industrial fire services, electric utilities, maintenance rental companies for applications such as fire fighting and rescue, transmission line maintenance, and installation and maintenance of wind turbines. The Group’s telescopic/articulated aerial platforms are designed in accordance with various regulatory codes and standards, such as European Norms, National Fire Protection Association and American National Standards Institute. In addition to equipment sales, the Group sells parts, service and training as part of a complete offering to its customer base. The Group manufactures in Finland and sells globally under the Bronto Skylift® brand name.
Corporate contains those items that are not included in our other operating segments.
Recent Accounting Pronouncements and Accounting Changes
In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, Topic 605- Multiple-Deliverable Revenue Arrangements, which changes the level of evidence of standalone selling price required to separate deliverables in a multiple deliverable revenue arrangement by allowing a company to make its best estimate of the selling price of deliverables when more objective evidence of selling price is not available and eliminates the use of the residual method. ASU No. 2009-13 applies to multiple deliverable revenue arrangements that are not accounted for under other accounting pronouncements and retains the use of vendor-specific objective evidence of selling price (“VSOE”) if available, and third-party evidence of selling price when VSOE is unavailable.

In October 2009, the FASB also issued ASU No. 2009-14, Topic 985- Certain Revenue Arrangements That Include Software Elements, which amended the accounting standards for revenue recognition to remove tangible products containing software components and non-software components that function together to deliver the products’ essential functionality from the scope of industry-specific software revenue recognition guidance.
The Company adopted ASU No. 2009-13 and ASU No. 2009-14 prospectively on January 1, 2011. The majority of the Company’s businesses generate revenue through the manufacture and sale of a broad range of specialized products and components, with revenue recognized upon transfer of title and risk of loss, which is generally upon shipment. Certain businesses within the Company’s FSTech Group sell under multiple deliverable sales arrangements where the Company utilized estimated selling prices under the relative-selling-price method. In arriving at its best estimates of selling price, management considered market conditions as well as Company-specific factors. Management considered the Company’s overall pricing model and objectives, including profit objectives and internal cost structure, as well as historical pricing data. The effect of adopting the new accounting guidance during the first quarter of 2011 was an increase in revenues of $1.2 million and an increase in cost of sales of $0.6 million. The Company anticipates that the effect on future quarters of 2011 will be consistent with the effect on the first quarter.
No other new accounting pronouncements issued or effective during the first three months of 2011 has had or is expected to have a material impact on the consolidated financial statements.
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
The following table summarizes the fair values of the assets acquired and liabilities assumed from the acquisition of Sirit. Since the acquisition and the initial preliminary purchase price allocation included in the Company’s Form 10-Q for the first quarter ended March 31, 2010, net adjustments of $0.2 million were made to the fair values of the assets acquired and liabilities assumed with a corresponding adjustment to goodwill. None of these adjustments were recorded in the first quarter of 2011. These adjustments are summarized in the table presented below:

	Initial	Adjustments	Final
($ in millions)	Allocation	to Allocation	Valuation
Purchase Price	$74.9	$—	$74.9
Fair Value of Assets Acquired:
Current assets	7.0	—	7.0
Fixed assets	1.6	—	1.6
Intangible assets	37.1	—	37.1
Other assets	0.4	—	0.4

Total Assets Acquired	46.1	—	46.1

Fair Value of Liabilities Assumed:
Current liabilities	13.2	(0.1)	13.1
Deferred tax liabilities, net	2.4	0.3	2.7

Total Liabilities Assumed	15.6	0.2	15.8

Goodwill (1)	$44.4	$0.2	$44.6

(1)	The goodwill of $44.6 million is non-deductible for tax purposes.

VESystems, LLC and Subsidiaries
On March 2, 2010, the Company acquired all of the equity interests in VESystems for an aggregate purchase price of $34.8 million. The consideration transferred consisted of cash in the amount of approximately $24.6 million and 1,220,311 shares of Company common stock with an acquisition date fair value of $10.2 million. VESystems designs, develops and deploys advanced software applications and customer management systems and services for the electronic toll collection and port industries. The acquisition of VESystems supports the Company’s long-term strategy by creating growth opportunities and revenue synergies. The results of VESystems are included within the FSTech operating segment.
The following table summarizes the fair values of the assets acquired and liabilities assumed from the acquisition of VESystems. Since the acquisition and the initial preliminary purchase price allocation included in the Company’s Form 10-Q for the first quarter ended March 31, 2010, net adjustments of $0.3 million were made to the fair values of the assets acquired and liabilities assumed with a corresponding adjustment to goodwill. None of these adjustments were recorded in the first quarter of 2011. These adjustments are summarized in the table presented below:

	Initial	Adjustments to	Final
($ in millions)	Allocation	Allocation	Valuation
Purchase Price	$34.8	$—	$34.8
Fair Value of Assets Acquired:
Current assets	2.2	—	2.2
Fixed assets	0.1	—	0.1
Intangible assets	16.1	—	16.1
Other assets	0.5	—	0.5

Total Assets Acquired	18.9	—	18.9

Fair Value of Liabilities Assumed:
Current liabilities	1.9	0.3	2.2

Total Liabilities Assumed	1.9	0.3	2.2

Goodwill (2)	$17.8	$0.3	$18.1

(2)	The goodwill of $15.8 million is deductible for tax purposes over 15 years, starting in 2010.
The following table summarizes the fair value of amortizable and indefinite-lived intangible assets as of their respective acquisition dates:

	Sirit at		VESystems at
	March 5, 2010		March 2, 2010
		Estimated useful		Estimated useful
($ in millions)	Fair Value	life (in years)	Fair Value	life (in years)
Amortizable intangible assets:
Customer relationships	$18.0	18	$9.5	17
Technology	12.1	9	4.9	16
Non-compete	2.9	5	0.4	5

Total amortizable intangible assets	33.0		14.8
Indefinite-lived intangibles:
Trade names	4.1		1.3

Total intangible assets	$37.1		$16.1

The Company determined the useful life of its customer relationship intangible assets in accordance with ASC 350, Goodwill and Other. In accordance with ASC 350-30-35-2, the useful lives are based on the period during which 95% of the undiscounted cash flows of the assets will be realized. In addition to analyzing the pattern of benefit demonstrated by the assets cash flow stream, the Company also considered factors discussed in ASC 350-30-35-3 and determined that the useful lives are appropriate.
Subsequent to the completion of the aforementioned acquisitions and in association with the Company’s annual impairment assessment, the Company recorded charges of $67.1 million and $11.8 million to impair goodwill and certain trade names within the FSTech Group, respectively, as of December 31, 2010. Upon completion of a detailed second step impairment analysis, the Company recorded an adjustment of $1.6 million in the first quarter of 2011, which reduced a portion of the original goodwill impairment recognized in the fourth quarter of 2010. See Note 4 for further discussion.

Pro Forma Condensed Combined Financial Information
The following unaudited pro forma condensed combined financial information presents the results of operations of the Company for the three month period ended March 31, 2010 as they may have appeared if the closing of Sirit and VESystems, presented in the aggregate, had been completed on January 1, 2010:

($ in millions, except per share data)	2010
Net sales	$173.6
Loss from continuing operations	(2.2)
Loss from continuing operations — per basic and diluted share	$(0.05)
The unaudited pro forma condensed combined financial information is presented for illustrative purposes only and does not indicate the actual financial results of the Company had the closing of Sirit and VESystems been completed on January 1, 2010, nor is it indicative of the results of operations in future periods. Included in the unaudited pro forma combined financial information for the quarters ended March 31, 2011 and March 31, 2010 were pro forma adjustments to reflect the results of operations of Sirit and VESystems, as well as the impact of amortizing certain acquisition accounting adjustments such as amortizable intangible assets. The pro forma condensed financial information does not indicate the impact of possible business model changes, nor does it consider any potential impacts of current market conditions, expense efficiencies or other factors. As of March 31, 2011, the combined net sales and net loss for the three month period ended March 31, 2011 was $8.2 million and $(0.1) million, respectively.
Acquisition and Integration Related Expenses
For the three months ended March 31, 2010, pre-tax charges totaling $2.6 million were recorded for acquisition and integration related costs. For the three months ended March 31, 2011, there were no charges recorded for acquisition and integration related costs. These charges, which were expensed in accordance with the accounting guidance for business combinations, were recorded in “Acquisition and integration related costs” and reflected in Corporate.
3. INVENTORIES, NET
Inventories are summarized as follows:

	March 31,	December 31,
($ in millions)	2011	2010
Raw materials	$54.7	$55.0
Work in progress	30.8	29.0
Finished goods	35.4	35.6

Total inventories, net	$120.9	$119.6

4. GOODWILL AND OTHER INTANGIBLE ASSETS
The following table provides the changes in carrying value of goodwill and trade name by operating segment through the three months ended March 31, 2011:

			Other
			Adjustments
Goodwill	December 31,		Including Currency	March 31,
($ in millions)	2010	Impairment	Translations	2011
Environmental Solutions	$120.4	$—	$—	$120.4
Fire Rescue	33.9	—	1.4	35.3
Safety and Security Systems	118.2	—	2.5	120.7
Federal Signal Technologies	37.9	1.6	(0.7)	38.8

Total	$310.4	$1.6	$3.2	$315.2

			Other
			Adjustments
Trade names	December 31,		Including Currency	March 31,
($ in millions)	2010	Impairment	Translations	2011
Federal Signal Technologies	$15.3	$—	$0.4	$15.7

Total	$15.3	$—	$0.4	$15.7

The following table provides the gross carrying value and accumulated amortization for each major class of intangible assets:

		March 31, 2011			December 31, 2010
	Average	Gross		Net	Gross		Net
	Useful Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
($ in millions)	(Years)	Value	Amortization	Value	Value	Amortization	Value
Amortizable Intangible Assets:
Developed software	6	$23.4	$(17.9)	$5.5	$23.0	$(17.5)	$5.5
Patents	10	3.9	(0.9)	3.0	2.3	(0.6)	1.7
Customer relationships	15	45.7	(8.4)	37.3	45.0	(7.3)	37.7
Technology	11	23.9	(3.7)	20.2	23.7	(3.1)	20.6
Other	5	5.6	(2.3)	3.3	5.7	(2.1)	3.6

Total	12	102.5	(33.2)	69.3	99.7	(30.6)	69.1

Indefinite-lived Intangible Assets:
Trade names		15.7	—	15.7	15.3	—	15.3

Total		$118.2	$(33.2)	$85.0	$115.0	$(30.6)	$84.4

Amortization expense for the three month periods ended March 31, 2011 and 2010 totaled $2.4 million and $1.6 million, respectively. The Company estimates that the total amortization expense will be $8.7 million in 2011, $8.3 million in 2012, $7.3 million in 2013, $7.1 million in 2014, $6.6 million in 2015, $6.2 million in 2016, and $27.5 million thereafter.
The Company accounts for goodwill and identifiable intangible assets in accordance with ASC 360 “Intangibles — Goodwill and Other.” Under this standard, the Company assesses the impairment of goodwill and indefinite-lived intangible assets at least annually, on October 31, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.
During the fourth quarter of 2010, the Company performed its annual assessment and determined that the goodwill and certain trade names within the FSTech Group reporting unit were impaired, and recorded impairment charges of $67.1 million and $11.8 million, respectively. The impairment charges resulted from decreased sales and cash flow estimated in our FSTech Group. Upon completion of a detailed second step impairment analysis in the first quarter of 2011, the Company recorded an adjustment of $1.6 million which reduced a portion of the original goodwill impairment recognized during the fourth quarter of 2010.
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

Fair Value Measurements at March 31, 2011
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable Inputs	Unobservable Inputs
($ in millions)	Total	Assets (Level 1)	(Level 2)	(Level 3)
Assets
Derivatives	$0.9	$—	$0.9	$—

Fair Value Measurements at March 31, 2011
Quoted prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable Inputs	Unobservable Inputs
	Total	Assets (Level 1)	(Level 2)	(Level 3)
Liabilities
Derivatives	$0.3	$—	$0.3	$—

Fair Value Measurements at December 31, 2010
Quoted Prices in
		Active	Significant Other	Significant
		Markets for Identical	Observable Inputs	Unobservable Inputs
	Total	Assets (Level 1)	(Level 2)	(Level 3)
Assets
Derivatives	$—	$—	$—	$—

Fair Value Measurements at December 31, 2010
Quoted Prices in
		Active	Significant Other	Significant
		Markets for Identical	Observable Inputs	Unobservable Inputs
	Total	Assets (Level 1)	(Level 2)	(Level 3)
Liabilities
Derivatives	$0.6	$—	$0.6	$—

At March 31, 2011 and December 31, 2010, the fair value of the Company’s derivative instruments was recorded as follows:

	Asset Derivatives		Liability Derivatives
	March 31, 2011		March 31, 2011
	Balance Sheet		Balance Sheet
($ in millions)	Location	Fair Value	Location	Fair Value
Derivatives designated as hedging instruments:
Foreign exchange	Other current assets	$0.1	Other current liabilities	$—

Total derivatives designated as hedging instruments		0.1		—
Derivatives not designated as hedging instruments:
Foreign exchange	Accounts receivable, net	0.8	Other current liabilities	0.3

Total derivatives not designated as hedging instruments		0.8		0.3

Total derivatives		$0.9		$0.3

	Asset Derivatives		Liability Derivatives
	December 31, 2010		December 31, 2010
	Balance Sheet		Balance Sheet
($ in millions)	Location	Fair Value	Location	Fair Value
Derivatives designated as hedging instruments:
Foreign exchange	Other current assets	$ —	Other current liabilities	$0.2

Total derivatives designated as hedging instruments		—		0.2
Derivatives not designated as hedging instruments:
Foreign exchange
Foreign exchange	Accounts receivable, net	—	Other current liabilities	0.4

Total derivatives not designated as hedging instruments		—		0.4

Total derivatives		$ —		$0.6

The effect of derivative instruments on the condensed consolidated statement of operations for the three months ended March 31, 2011 was as follows:

		Location of	Amount of Gain
	Amount of	Gain/(Loss)	Reclassified
	Gain/(Loss)	Reclassified from	from Accumulated
	Recognized in OCI on	Accumulated OCI into	OCI into
($ in millions)	Derivative	Income (Effective	Income (Effective
Derivatives in Cash Flow Hedging Relationships	(Effective Portion)	Portion)	Portion)
Interest rate contracts	$0.0	Interest expense	$0.0
Foreign exchange	0.2	Net sales	0.1

Total	$0.2		$0.1

	Location of Gain	Amount of Loss
	Recognized in	Recognized in
Derivatives not designated as Hedging Instruments	Income on Derivative	Income on Derivative
Foreign exchange	Other expense	$(0.6)

Total		$(0.6)

The effect of derivative instruments on the condensed consolidated statement of operations for the three months ended March 31, 2010 was as follows:

		Location of	Amount of Gain
	Amount of	Gain/(Loss)	Reclassified
	Gain/(Loss)	Reclassified from	from Accumulated
	Recognized in OCI on	Accumulated OCI into	OCI into
($ in millions)	Derivative	Income (Effective	Income (Effective
Derivatives in Cash Flow Hedging Relationships	(Effective Portion)	Portion)	Portion)
Interest rate contracts	$0.3	Interest expense	$0.1
Foreign exchange	(0.5)	Net sales	—

Total	$(0.2)		$0.1

	Location of Gain	Amount of Loss
	Recognized in	Recognized in
Derivatives not designated as Hedging Instruments	Income on Derivative	Income on Derivative
Foreign exchange	Other income	$1.0

Total		$1.0

At March 31, 2011 and December 31, 2010, accumulated other comprehensive loss associated with interest rate swaps and foreign exchange contracts qualifying for hedge accounting treatment was $0.3 million and $0.5 million, net of income tax effects, respectively. The Company expects $0.3 million of pre-tax net gain on cash flow hedges that are reported in accumulated other comprehensive loss as of March 31, 2011 to be reclassified into earnings within the next twelve months as the respective hedged transactions affect earnings.
The following table summarizes the carrying amounts and fair values of the Company’s financial instruments:

	March 31, 2011		December 31, 2010
	Notional	Fair	Notional	Fair
($ in millions)	Amount	Value	Amount	Value
Short-term debt	$12.9	$12.9	$1.8	$1.8
Long-term debt (1)	230.9	228.1	262.1	259.9
Foreign exchange (2)	47.5	0.6	28.3	(0.6)

(1)	Long-term debt includes financial service borrowings for all periods presented, which is included in discontinued operations, current portions of long-term debt and capital lease obligations.

(2)	Foreign Exchange Contracts are denominated in USD, GBP, and Euro.
The carrying value of short-term debt approximates fair value due to its short maturity. The fair value of long-term debt is based on interest rates that are currently available to us for issuance of debt with similar terms and remaining maturities.
6. DEBT
Short-term borrowings consisted of the following:

	March 31,	December 31,
($ in millions)	2011	2010
Non-U.S. lines of credit	$12.9	$1.8

Total short-term borrowings	$12.9	$1.8

Long-term borrowings consisted of the following:

	March 31,	December 31,
($ in millions)	2011	2010
Revolving Credit Facility	$193.0	$214.6
Alternative Currency Facility (within Revolving Credit Facility)	—	4.0
13.53% Unsecured Private Placement note with annual installments of $10.0 million due 2011	1.1	1.3
13.34% Unsecured Private Placement note with annual installments of $7.1 million due 2011	0.6	0.6
11.98% Unsecured Private Placement note due 2012	28.6	31.9
Unsecured Private Placement note, floating rate (8.10% and 5.39% at March 31, 2011 and December 31, 2010, respectively) due 2013	6.4	7.1
Subsidiary Loan Agreement	—	1.0
Capital Lease Obligations	0.9	1.0

	230.6	261.5
Unamortized balance of terminated fair value interest rate swaps	0.3	0.6

	230.9	262.1
Less current maturities, excluding financial services activities	(44.5)	(75.8)
Less current capital lease obligations	(0.3)	(0.4)
Less financial services activities — borrowings (included in discontinued operations)	(1.6)	(1.5)

Total long-term borrowings and capital lease obligations, net	$184.5	$184.4

The Company was in violation of its Interest Coverage Ratio covenant minimum requirement as defined in the Second Amended and Restated Credit Agreement (the “Credit Agreement”) and the Note Purchase Agreements for the fiscal quarter ended December 31, 2010.
On March 15, 2011, the Company executed the Third Amendment and Waiver to the Second Amended and Restated Credit Agreement dated as of April 25, 2007 among the Company, the bank lenders party thereto, and Bank of Montreal, as Agent (the “Third Amendment and Waiver”) with regard to the Company’s Revolving Credit Facility (the “Revolving Credit Facility”). On the same date, the Company also executed the Second Global Amendment and Waiver to the Note Purchase Agreements (the “Second Global Amendment”) with the holders of its private placement notes (the “Notes”). Both the Third Amendment and Waiver and the Second Global Amendment included a permanent waiver of compliance with the Interest Coverage Ratio covenant for the Company’s fiscal quarter ended December 31, 2010. Included in the terms of the Third Amendment and Waiver and the Second Global Amendment are the replacement of the Interest Coverage Ratio covenant with a minimum EBITDA covenant effective January 1, 2011, with the first required reporting period on April 2, 2011; an increase in pricing to the Company’s Revolving Credit Facility pricing grid; an increase in pricing for the outstanding Notes; mandatory prepayments from proceeds of asset sales; restrictions on use of excess cash flow; restrictions on dividend payments; share repurchases and other restricted payments; and a 50 basis points fee paid to the bank lenders and holders of the Notes upon execution of the Third Amendment and Waiver and the Second Global Amendment.
The new minimum EBITDA covenant is required to be tested quarterly as of the last day of the fiscal quarters ending April 2, 2011 and July 2, 2011, and monthly thereafter (commencing on August 6, 2011), in each case on a trailing twelve-month basis, except that EBITDA for the fiscal quarters ending April 2, 2011 and July 2, 2011, and the fiscal months of and including July through November of 2011, will be calculated using the Company’s year-to-date EBITDA through the test date.
Under the terms of the Third Amendment and Waiver, no share repurchases or other restricted payments will be permitted going forward except with the consent of the Required Lenders and the Noteholders. Certain restrictions are also placed on the Company’s ability to pay dividends subsequent to effective date of the Third Amendment and Waiver.
As of March 31, 2011, the Company was in compliance with all covenants contained in its debt agreements.
As required in the Third Amendment and Waiver and the Second Global Amendment, on March 15, 2011, the Company repaid $30.0 million that was applied to the amounts outstanding under the Credit Agreement and the Notes on a pro rata basis (i.e, 85.8% for the bank lenders under the Revolving Credit Facility and 14.2% for the Notes).

The Third Amendment and Waiver permanently reduced the available commitments to the Company’s Credit Agreement from $250.0 million to $240.0 million. The Company’s ability to obtain new advances is now limited to $18.0 million as of the execution date of the Third Amendment and Waiver. Borrowings up to the first $18.0 million of new advances under the Credit Agreement are senior in right of payment to the existing borrowings under the Credit Agreement and outstanding debt under the Notes. The Company may repay and reborrow amounts up to $18.0 million of new advances. The Company may also repay amounts greater than $18.0 million under the Credit Agreement and, subject to certain other provisions, the bank lenders will make available those commitments dollar for dollar under the Credit Agreement to $240.0 million.
Borrowings under the facility per the Third Amendment and Waiver bear interest, at the Company’s option, at the Base Rate or LIBOR plus an applicable margin. The applicable margin is 2.00% for Base Rate borrowings and 3.00% for LIBOR borrowings for the period January 1, 2011 through June 30, 2011; 2.50% for Base Rate borrowings and 3.50% for LIBOR borrowings from July 1, 2011 through September 30, 2011; 2.75% for Base Rate borrowings and 3.75% for LIBOR borrowings from October 1, 2011 through December 31, 2011; 3.00% for Base Rate borrowings and 4.00% for LIBOR borrowings from January 1, 2012 through March 31, 2012; and 3.25% for Base Rate borrowings and 4.25% for LIBOR borrowings thereafter. The Third Amendment and Waiver requires a LIBOR floor of 1.50% beginning January 1, 2011. The six-month LIBOR borrowing option was removed. Interest on all loans will be payable monthly. The default rate increase in interest rates will be 300 basis points.
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
Excess Cash Flow is defined as EBITDA for the applicable quarter minus the sum of interest, scheduled principal payments, cash taxes, cash dividends and capital expenditures paid in accordance with the revolving credit agreement for that quarter, plus after the second fiscal quarter of 2011, the aggregate amount that the Company’s working capital has decreased in the ordinary course during such period. The Excess Cash Flow pro rata payment against the Revolving Credit Facility outstanding debt will concurrently and permanently reduce the same amount of Revolving Credit Facility commitments. The commitments may be reinstated with approval from all bank lenders within the Revolving Credit Facility.
As of March 31, 2011 and December 31, 2010, the Company has recorded $42.6 million of amounts which are expected to be paid in the next twelve months in connection with the Excess Cash Flow requirement as a component of the current portion of long-term borrowings and capital lease obligations on the consolidated balance sheet.
As of the effective date of the Third Amendment and Waiver, the Revolving Credit Facility is secured by a first-priority perfected security interest in substantially all of the tangible and intangible assets of the Company and the domestic subsidiaries as the guarantors.
The amendments also contain certain covenants that restrict the Company’s ability make voluntarily debt payments, acquisitions or dispositions without the lender’s consent. In addition, certain limitations are placed on the Company’s capital expenditure levels in future years.
At March 31, 2011, $193.0 million was drawn under the Revolving Credit Facility, leaving available borrowings of $47.0 million not including $28.9 million of capacity used for existing letters of credit.
At March 31, 2011, $12.9 million was drawn against the Company’s non-U.S. lines of credit, which provide for borrowings up to $18.6 million.
In the first quarter of 2011, the Company paid $2.1 million in fees associated with the Third Amendment and Waiver and the Second Global Amendment. In accordance with ASC 470-50, the debt and third-party fees related to Third Amendment and Waiver will be amortized over the term of debt. The debt fee related to the Second Global Amendment will be amortized over remaining term of the debt, and the third-party fees of $0.1 million related to the Second Global Amendment were expensed as incurred.

7. SHAREHOLDERS’ EQUITY
In May 2010, the Company issued 12.1 million common shares at a price of $6.25 per share for total gross proceeds of $75.6 million. After deducting direct fees, net proceeds to the Company totaled $71.2 million. Proceeds from the equity offering were used to pay down debt.
8. INCOME TAXES
The Company’s effective tax rate was 15.2% expense and a 30.4% benefit for the three month periods ended March 31, 2011 and 2010, respectively.
The higher tax rate for the three month period ended March 31, 2011 is due to the absence of a tax benefit on domestic losses as result of the domestic valuation allowance which was not required in the three month period ended March 31, 2010. The tax expense for the three month period ended March 31, 2011 is associated with tax deductible goodwill of $0.6 million and $0.3 million of foreign income tax. Those amounts were partially offset by release of tax reserves related to the resolution of a foreign tax audit of $0.4 million.
The Company’s unrecognized tax benefits were $3.8 million at January 1, 2011, of which $4.1 million are tax benefits that, if recognized, would reduce the annual effective tax rate. The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. Interest and penalties amounting to $0.2 million and $0.1 million, respectively, are included in the consolidated balance sheet at March 31, 2011. The Company expects the unrecognized tax benefits to decrease by $0.3 million over the next twelve months. In the three months ended March 31, 2011, the Company’s unrecognized tax benefits decreased by $0.5 million, primarily due to the aforementioned foreign tax audit resolution.
9. POSTRETIREMENT BENEFITS
The components of the Company’s net periodic pension expense for its defined benefit pension plans are summarized as follows:

	U.S. Benefit Plans		Non-U.S. Benefit Plan
	Three months ended		Three months ended
	March 31,		March 31,
	2011	2010	2011	2010
Interest cost	$1.9	$2.0	$0.7	$0.8
Amortization of actuarial loss	1.2	0.9	0.2	0.2
Expected return on plan assets	(1.9)	(2.2)	(0.8)	(0.8)

Net postretirement pension expense	$1.2	$0.7	$0.1	$0.2

During the three month period ended March 31, 2011, no contribution was made to the U.S. defined benefit plan and a $0.3 million contribution was made to the non-U.S. defined benefit plan. During the comparable prior year period, no contribution to the U.S. defined benefit plan was made and the Company contributed $0.3 million to the non-U.S. defined benefit plan.
10. EARNINGS (LOSS) PER SHARE
Earnings (loss) per share — basic is computed by dividing income or loss available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Earnings (loss) per share — diluted reflects the potential dilution that could occur if options issued under stock-based compensation awards were exercised and converted into common stock. For the three month periods ended March 31, 2011 and 2010, options to purchase 1.3 million and 1.4 million shares of the Company’s common stock, respectively, had exercise prices that were greater than the average market price of those shares during the respective reporting periods. As a result, these shares are excluded from the earnings (loss) per share calculation as they are anti-dilutive.

The following is a computation of earnings (loss) per share — basic and diluted — for the three months ended March 31, 2011 and 2010:
Computation of Earnings (Loss) per Common Share

	Three months ended
	March 31,
(in millions, except per share data)	2011	2010
Loss from continuing operations	$(5.3)	$(4.0)
Gain (loss) from discontinued operations and disposal, net of tax	—	(1.0)

Net loss	$(5.3)	$(5.0)

Average shares outstanding — basic	62.1	49.2
Dilutive effect of stock options and other	—	—

Diluted shares outstanding	62.1	49.2

Basic and loss per share:
Loss from continuing operations	$(0.08)	$(0.08)
Loss from discontinued operations and disposal, net of tax	—	(0.02)

Net loss per share	$(0.08)	$(0.10)

Weighted average common shares outstanding:
Basic	62.1	49.2
Diluted	62.1	49.2
11. COMMITMENTS, CONTINGENCIES AND WARRANTIES
Warranties
The Company issues product performance warranties to customers with the sale of its products. The specific terms and conditions of these warranties vary depending upon the product sold and the country in which the Company conducts business, with warranty periods generally ranging from one to ten years. The Company estimates the costs that may be incurred under its basic limited warranty and records a liability in the amount of such costs at the time the sale of the related product is recognized. Factors that affect the Company’s warranty liability include the number of units under warranty from time to time, historical and anticipated rates of warranty claims, and costs per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.
Changes in the Company’s warranty liabilities in the three month periods ended March 31, 2011 and 2010 were as follows:

($ in millions)	2011	2010
Balance at January 1	$5.7	$6.2
Provisions to expense	2.3	2.1
Actual costs incurred	(2.0)	(2.0)

Balance at March 31	$6.0	$6.3

Environmental Liabilities
The Company retained an environmental consultant to conduct an environmental risk assessment at its Pearland, Texas facility. The facility, which was previously used by the Company’s discontinued Pauluhn business, manufactured marine, offshore and industrial lighting products. While the Company has not completed the risk assessment analysis, it appears probable the site will require remediation. As of March 31, 2011, $2.4 million of reserves related to the environmental remediation are included in the Liabilities of discontinued operations. The Company’s estimate may change in the near term as more information becomes available; however, the costs are not expected to have a material adverse effect on the Company’s results of operations, financial position or liquidity.
Legal Proceedings
The Company is subject to various claims as well as other pending and possible legal actions for product liability and other damages, and other matters arising out of the conduct of the Company’s business. The Company believes, based on current knowledge and after consultation with counsel, that the outcome of such claims and actions will not have an adverse effect on the Company’s consolidated financial position or results of operations. However, in the event of unexpected future developments, it is possible that the ultimate resolution of such matters, if unfavorable, could have a material adverse effect on the Company’s results of operations.

The Company has been sued by firefighters seeking damages claiming that exposure to the Company’s sirens has impaired their hearing and that the sirens are therefore defective. There were 33 cases filed during the period 1999-2004, involving a total of 2,443 plaintiffs pending in the Circuit Court of Cook County, Illinois. The trial of the first 27 of these plaintiffs’ claims occurred in 2008, when a Cook County jury returned a unanimous verdict in favor of the Company. An additional 40 firefighter plaintiffs were selected for trial in 2009. Plaintiffs’ counsel later moved to reduce the number of plaintiffs from 40 to 9. The trial for these nine plaintiffs concluded with a verdict returned against the Company and for the plaintiffs in varying amounts totaling $0.4 million. The Company is appealing this verdict. All trials previously scheduled in Cook County during 2009 and 2010 are stayed pending the result of this appeal. On April 18, 2011, the trial court lifted this stay and ordered that trials continue while the appeal is pending. The trial court has not yet set a schedule for future trials. Since 2009, the Company is aware of six additional cases that have been filed in Cook County, involving 299 plaintiffs.
The Company has also been sued on this issue outside of the Cook County, Illinois venue. Most of these cases have involved lawsuits filed by a single attorney in the Court of Common Pleas, Philadelphia County, Pennsylvania. Since September 2007, this attorney filed a total of 71 lawsuits, involving 71 plaintiffs in this jurisdiction. Three of these cases were dismissed pursuant to pretrial motion filed by the Company. Another case was voluntarily dismissed. Prior to trial in four cases, the Company paid nominal sums, which included reimbursements of expenses, to obtain dismissals. Three trials occurred in Philadelphia involving these cases. The first trial involving one of these plaintiffs occurred in 2010, when the jury returned a verdict for the plaintiff. In particular, the jury found that the Company’s siren was not defectively designed, but that the Company negligently constructed the siren. The jury awarded damages in the amount of $0.1 million which was subsequently reduced to $0.08 million. The Company appealed this verdict. Another trial, involving 9 Philadelphia firefighter plaintiffs also occurred in 2010 when the jury returned a defense verdict for the Company as to all claims and all plaintiffs involved in that trial. The third trial, involving 9 Philadelphia firefighter plaintiffs, was completed during 2010 when the jury returned a defense verdict for the Company as to all claims and all plaintiffs involved in that trial.
Following defense verdicts in the last two Philadelphia trials, the Company negotiated settlements with respect to all remaining filed cases in Philadelphia as well as other firefighter claimants represented by the attorney who filed the Philadelphia cases. On January 4, 2011, the Company received approval of its Board of Directors and entered into a Global Settlement Agreement (the “Settlement Agreement”) with the law firm of the attorney representing the Philadelphia claimants, on behalf of 1,125 claimants the firm represents (the “Claimants”) and who have asserted product claims against the Company (the “Claims”). Three hundred and eight of these claimants have lawsuits pending against the Company in Cook County, Illinois.
The Settlement Agreement as amended, provides that the Company shall pay (the “Settlement Payment”) a total amount of $3.8 million to settle the Claims (including the costs, fees and other expenses of the law firm in connection with its representation of the claimants), subject to certain terms, conditions and procedures set forth in the Settlement Agreement. In order for the Company to be required to make the Settlement Payment: (i) each claimant who agrees to settle his or her claims must sign a release acceptable to the Company (a “Release”); (ii) each claimant who agrees to the settlement and who is a plaintiff in a lawsuit, must dismiss his or her lawsuit, with prejudice; (iii) by April 29, 2011, at least 93% of the claimants identified in Appendix A to the Settlement Agreement must have agreed to settle their claims and provide a signed release to the Company; and (iv) the law firm shall have withdrawn from representing any claimants who do not agree to the settlement, including those who have filed lawsuits.
If less than 93% of the Claimants identified in Appendix A to the Settlement Agreement agree to settle their claims and provide a signed release to the Company by April 29, 2011, the Settlement Agreement becomes null and void and the Company will not be required to make the settlement payment. If the conditions to the settlement set forth in the Settlement Agreement are met, but less than 100% of the claimants have agreed to settle their claims and sign a release, the Settlement Payment will be reduced by the percentage of claimants who do not agree to the settlement.
On April 22, 2011, the Company confirmed that the terms and conditions of the Settlement Agreement have been met and made a payment of $3.6 million to conclude the settlement. The amount was based upon the Company’s receipt of 1,069 signed releases provided by claimants which was 95.02% of all claimants identified in the Settlement Agreement.
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
Firefighters have brought hearing loss claims against the Company in jurisdictions other than Philadelphia and Cook County. Those cases, however, have also been dismissed, including four cases in the Supreme Court of Kings County, New York which were dismissed upon the Company’s motion in 2008. The trial court subsequently denied reconsideration of its ruling. On appeal, the appellate court affirmed the trial court’s dismissal of these cases. Plaintiffs’ attorneys have threatened to file additional lawsuits. The Company intends to vigorously defend all of these lawsuits.

12. SEGMENT INFORMATION
Effective June 6, 2010, the Company reorganized its segments to better align the Company’s intelligent transportation and public safety businesses for future growth. As a result of this reorganization, the Company created a new operating segment called Federal Signal Technologies that includes the vehicle classification software, automated license plate recognition and parking systems businesses from our Safety and Security Systems operating segment, and the newly acquired businesses, Sirit and VESystems. The Safety and Security Systems operating segment retained the businesses that offer systems for campus and community alerting, emergency vehicles, first responder interoperable communications, industrial communications and command and municipal security. Results for prior periods have been restated to reflect the June 2010 reorganization described above.
The Company has four operating segments as defined under ASC Topic 280, “Segment Reporting.” Business units are organized under each segment because they share certain characteristics, such as technology, marketing, distribution and product application, which create long-term synergies. The principal activities of the Company’s operating segments are as follows:
Federal Signal Technologies — Our Federal Signal Technologies Group is a provider of technologies and solutions to the intelligent transportation systems and public safety markets and other applications. These products and solutions provide end users with the tools needed to automate data collection and analysis, transaction processing and asset tracking. FSTech provides technology platforms and services to customers in the areas of radio frequency identification systems, transaction processing vehicle classification, electronic toll collection, automated license plate recognition (“ALPR”), electronic vehicle registration, parking and access control, cashless payment solutions, congestion charging, traffic management, site security solutions and supply chain systems. Products are sold under the PIPStm, Idris®, Sirittm and VESystemstm brand names. FSTech operates manufacturing facilities in North America and Europe.
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
Fire Rescue — Our Fire Rescue Group is a leading manufacturer and supplier of sophisticated, vehicle-mounted, aerial platforms for fire fighting, rescue, electric utility and industrial uses. End customers include fire departments, industrial fire services, electric utilities, maintenance rental companies for applications such as fire fighting and rescue, transmission line maintenance, and installation and maintenance of wind turbines. The Group’s telescopic/articulated aerial platforms are designed in accordance with various regulatory codes and standards, such as European Norms, National Fire Protection Association and American National Standards Institute. In addition to equipment sales, the Group sells parts, service and training as part of a complete offering to its customer base. The Group manufactures in Finland and sells globally under the Bronto Skylift® brand name.
Corporate contains those items that are not included in our other operating segments.
The Company evaluates performance based on operating income of the respective segment. Operating income includes all revenues, costs and expenses directly related to the segment involved, and excludes acquisition and integration related costs, corporate expenses and interest expenses. These costs are contained at Corporate. Operating segment depreciation expense, identifiable assets and capital expenditures relate to those assets that are utilized by the respective operating segment. Corporate assets consist principally of cash and cash equivalents, short-term investments, notes and other receivables and fixed assets. The accounting policies of each operating segment are the same as those described in the summary of significant accounting policies in the Company’s December 31, 2010 Form 10-K.

We have reclassified certain prior period amounts to conform to the current period presentation. Included with reclassifications are restatements for both discontinued operations and the reorganization of certain operating segments. Information regarding the Company’s discontinued operations is included in Note 15 — Discontinued Operations. The segment information included herein has been reclassified to reflect such discontinued operations.
The following table summarizes the Company’s net sales, operating income (loss), and total assets by segment. The results for the interim periods are not necessarily indicative of results for a full year. Selected financial information is as follows:

	Safety
	And				Corporate
	Security	Fire	Environmental	Federal Signal	And
($ in millions)	Systems	Rescue	Solutions	Technologies	Eliminations	Total
Three months ended March 31, 2011:
Net sales	$52.7	$21.2	$76.4	$23.3	$—	$173.6
Operating income (loss)	5.2	0.8	0.9	(3.5)	(4.6)	(1.2)
Three months ended March 31, 2010:
Net sales	$52.1	$24.8	$70.0	$17.7	$—	$164.6
Operating income (loss)	4.7	0.8	3.8	(2.6)	(8.2)	(1.5)

	Safety
	And				Corporate
	Security	Fire	Environmental	Federal Signal	And
($ in millions)	Systems	Rescue	Solutions	Technologies	Eliminations	Total
As of March 31, 2011:
Total assets	$250.0	$119.1	$236.0	$105.7	$30.5	$741.3
As of December 31, 2010:
Total assets	$247.2	$123.2	$241.8	$104.9	$47.4	$764.5
13. RESTRUCTURING
During fiscal 2010 and 2009, the Company announced restructuring initiatives. As of March 31, 2011 and December 31, 2010, the Company’s total restructuring accrual was $0.9 million and $2.5 million, respectively. The Company continues to review its businesses for opportunities to reduce operating expenses and focus on executing its strategy based on core competencies and cost efficiencies.
2010 Plan
During the second quarter of 2010, the Company announced restructuring initiatives focused on aligning cost base with revenues and other functional reorganizations, and recorded $5.0 million in restructuring charges related to a global reduction in force across all functions. Total restructuring payment of $5.0 million is expected to be completed by the third quarter of 2011.
2009 Plan
In July 2009, the Company began an initiative to consolidate a number of manufacturing and distribution operations into the Company’s University Park, Illinois plant, collectively known as the Footprint Restructuring Plan. The Company completed these actions as of December 31, 2010.
The following presents an analysis of the restructuring reserves included in other accrued liabilities as of March 31, 2011:

($ in millions)	Severance	Other	Total
Balance as of December 31, 2010	$1.9	$0.6	$2.5
Cash payments	(1.4)	(0.2)	(1.6)

Balance as of March 31, 2011	$0.5	$0.4	$0.9

The following presents an analysis of the restructuring reserves included in other accrued liabilities as of March 31, 2010:

($ in millions)	Severance	Other	Total
Balance as of December 31, 2009	$0.8	$0.5	$1.3
Restructuring charges (Safety and Security Systems)	0.1	0.2	0.3
Cash payments	(0.2)	—	(0.2)

Balance as of March 31, 2010	$0.7	$0.7	$1.4

14. COMPREHENSIVE INCOME
The following table presents the Company’s comprehensive income for the three month periods ended March 31, 2011 and 2010:

	Three months ended
	March 31,
($ in millions)	2011	2010
Net loss	$(5.3)	$(5.0)
Foreign currency translation	8.2	(7.2)
Unrealized gain on derivatives, net of tax	(0.1)	(0.1)
Change in unrecognized gains related to pension benefit plans, net of tax	0.8	1.2

Comprehensive income (loss)	$3.6	$(11.1)

15. DISCONTINUED OPERATIONS
The following table presents the operating results of the Company’s discontinued operations for the three month periods ended March 31, 2011 and 2010:

	Three months ended
	March 31,
($ in millions)	2011	2010
Net sales	$0.7	$0.5
Cost and expenses	(0.9)	(1.2)

Loss before income taxes	(0.2)	(0.7)
Income tax benefit	—	0.2

Loss on discontinued operations	$(0.2)	$(0.5)

2010
In December 2010, the Company determined that its China Wholly Owned Foreign Entity (“China WOFE”) business was no longer strategic. The results of China WOFE operations previously were included within the Environmental Solutions and Safety and Security Systems Groups.
In September 2010, the Company sold its Riverchase business, which had previously been reported as part of the Safety and Security Systems operating segment, for $0.2 million. The Company’s Riverchase business developed a suite of products that enables emergency response agencies to manage and communicate remotely with their fleets.
The following table shows an analysis of assets and liabilities of discontinued operations as of March 31, 2011 and December 31, 2010:

	March 31,	December 31,
($ in millions)	2011	2010
Current assets	$—	$—
Properties and equipment	0.5	0.7
Long-term assets	0.9	0.8
Financial service assets, net	1.5	1.6

Total assets of discontinued operations	$2.9	$3.1

Current liabilities	$4.2	$5.9
Long-term liabilities	8.0	10.8
Financial service liabilities	1.6	1.5

Total liabilities of discontinued operations	$13.8	$18.2

Included in current liabilities at March 31, 2011 and December 31, 2010 is $2.4 million and $2.6 million, respectively, related to environmental remediation at the Pearland, Texas facility, which was previously used by the Company’s discontinued Pauluhn business. Included in long-term liabilities at March 31, 2011 and December 31, 2010 is $5.9 million and $6.0 million, respectively, relating to estimated product liability obligations of the North American refuse truck body business.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition of Operations (“MD&A”) is designed to provide information that is supplemental to, and shall be read together with, the condensed consolidated financial statements and the accompanying notes contained in this Quarterly Report on Form 10-Q and the Annual Report on Form 10-K for the year ended December 31, 2010. Information in MD&A is intended to assist the reader in obtaining an understanding of the condensed consolidated financial statements, information about the Company’s business segments and how the results of those segments impact the Company’s results of operations and financial condition as a whole, and how certain accounting principles affect the Company’s condensed consolidated financial statements. The Company’s results for interim periods are not necessarily indicative of annual operating results.
Executive Summary
The Company is a leading global manufacturer and supplier of (i) safety, security and communication equipment, (ii) street sweepers and other environmental vehicles and equipment, and (iii) vehicle-mounted, aerial platforms for fire fighting, rescue, electric utility and industrial uses. We also are a designer and supplier of technology-based products and services for the public safety and intelligent transportation systems markets. In addition, we sell parts and tooling, and provide service, repair, equipment rentals and training as part of a comprehensive offering to our customer base. We operate 20 manufacturing facilities in 6 countries and provide our products and integrated solutions to municipal, governmental, industrial and commercial customers throughout the world.
Effective June 6, 2010, the Company reorganized its segments to better align its intelligent transportation and public safety businesses for growth. As a result of this reorganization, the Company created a new operating segment called Federal Signal Technologies (“FSTech”) that includes the vehicle classification software, automated license plate recognition and parking systems businesses from our Safety and Security Systems operating segment, and the newly acquired businesses, Sirit and VESystems. The Safety and Security Systems operating segment retained the businesses that offer systems for campus and community alerting, emergency vehicles, first responder interoperable communications, industrial communications and command and municipal security.
As a result of this reorganization, our four operating segments as of June 6, 2010 are as follows:
Federal Signal Technologies — Our Federal Signal Technologies Group is a provider of technologies and solutions to the intelligent transportation systems and public safety markets, as well as other applications. These products and solutions provide end users with the tools needed to automate data collection and analysis, transaction processing and asset tracking. FSTech provides technology platforms and services to customers in the areas of radio frequency identification systems, transaction processing vehicle classification, electronic toll collection, automated license plate recognition, electronic vehicle registration, parking and access control, cashless payment solutions, congestion charging, traffic management, site security solutions and supply chain systems. Products are sold under the PIPSTM, Idris®, SiritTM and VESystemsTM brand names. FSTech operates manufacturing facilities in North America and Europe.
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

Fire Rescue — Our Fire Rescue Group is a leading manufacturer and supplier of sophisticated, vehicle-mounted, aerial platforms for fire fighting, rescue, electric utility and industrial uses. End customers include fire departments, industrial fire services, electric utilities, maintenance rental companies for applications such as fire fighting and rescue, transmission line maintenance, and installation and maintenance of wind turbines. The Group’s telescopic/articulated aerial platforms are designed in accordance with various regulatory codes and standards, such as European Norms, National Fire Protection Association and American National Standards Institute. In addition to equipment sales, the Group sells parts, service and training as part of a complete offering to its customer base. The Group manufactures in Finland and sells globally under the Bronto Skylift® brand name.
Results of Operations
The following information summarizes our consolidated statements of operations and illustrates the key financial indicators used to assess our consolidated financial results:

	Three months ended March 31,
($ in millions, except per share data)	2011		2010		Change
Net sales	$173.6		$164.6		$9.0
Cost of sales	132.1		124.3		7.8

Gross profit	41.5		40.3		1.2
Selling, engineering, general and administrative	44.3		38.9		5.4
Goodwill impairment	(1.6)		—		(1.6)
Acquisition and integration related costs	—		2.6		(2.6)
Restructuring charges	—		0.3		(0.3)

Operating loss	(1.2)		(1.5)		0.3
Interest expense	3.2		2.9		0.3
Other expense, net	0.2		0.9		(0.7)
Income tax (expense) benefit	(0.7)		1.3		(2.0)

Loss from continuing operations	(5.3)		(4.0)		(1.3)
Gain (loss) from discontinued operations and disposal, net of income tax	—		(1.0)		(1.0)

Net loss	$(5.3)		$(5.0)		$(0.3)

Other data:
Operating margin	(0.7%)		(0.9%)		(0.2%)
Net loss per share — continuing operations	$(0.0	8)	$(0.0	8)	$—
Orders	$209.7		$198.7		$11.0
Depreciation and amortization	$5.8		$4.4		$1.4
Net sales
Safety and Security Systems segment net sales increased $0.6 million for the three months ended March 31, 2011 compared to the respective prior year period, primarily due to strong industrial demand, partially offset by soft municipal demand for fire and police products in both the U.S. and European markets.
Fire Rescue segment net sales decreased $3.6 million, for the three months ended March 31, 2011 compared to the respective prior year period, resulting from a lower backlog at the end of 2010.
Environmental Solutions segment net sales increased $6.4 million for the three months ended March 31, 2011 compared to the respective prior year period, primarily as a result of increased demand in non-U.S. markets.
Federal Signal Technologies segment net sales increased $5.6 million for the three months ended March 31, 2011 compared to the respective prior year period, due to revenues from the newly acquired businesses of Sirit and VESystems and an increase in demand for ALPR cameras, partially offset by a decrease in demand for parking systems.
Cost of Sales
Cost of sales increased $7.8 million in the three months ended March 31, 2011 compared to the prior year period, primarily driven by the increase in net sales.

Gross Profit
Gross profit increased $1.2 million in the three months ended March 31, 2011 compared to the prior year periods as result of higher sales volumes with lower gross profit margin due to lower prices on non-U.S. sales of street sweepers, and an unfavorable change in product mix.
Operating loss
Operating loss decreased $0.3 million in the three months ended March 31, 2011 compared to the prior year period. The decrease was primarily due to the absence of acquisition and integration related charges of $2.6 million and restructuring costs of $0.3 million that occurred in 2010, and a reduction of $1.6 million from an adjustment to the original goodwill impairment charge recognized in the fourth quarter of 2010 upon completion of a detailed ASC 350 step two analysis in the first quarter of 2011, offset by higher selling, engineering, general, and administrative expense related to the newly acquired business.
Interest Expense
Interest expense increased $0.3 million for the three months ended March 31, 2011 compared to the prior year, due to higher average borrowing costs.
Other Expense, Net
Other expense, net decreased $0.7 million for the three months ended March 31, 2011 compared to the respective prior year periods, Primarily due to favorable foreign currency impact.
Effective Tax Rate
The Company’s effective tax rate was 15.2% expense and a 30.4% benefit for the three month periods ended March 31, 2011 and 2010, respectively.
The higher tax rate for the three month period ended March 31, 2011 is due to the absence of a tax benefit on domestic losses as result of the domestic valuation allowance which was not required in the three month period ended March 31, 2010. The tax expense for the three month period ended March 31, 2011 is associated with tax deductible goodwill of $0.6 million and $0.3 million of foreign income tax. Those amounts were partially offset by release of tax reserves related to the resolution of a foreign tax audit of $0.4 million.
The Company’s unrecognized tax benefits were $3.8 million at January 1, 2011, of which $4.1 million are tax benefits that, if recognized, would reduce the annual effective tax rate. The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. Interest and penalties amounting to $0.2 million and $0.1 million, respectively, are included in the consolidated balance sheet at March 31, 2011. The Company expects the unrecognized tax benefits to decrease by $0.3 million over the next twelve months. In the three months ended March 31, 2011, the Company’s unrecognized tax benefits decreased by $0.5 million, primarily due to the aforementioned foreign tax audit resolution.
Loss from Continuing Operations
Loss from continuing operations increased $1.3 million in the three months ended March 31, 2011 compared to the respective prior year period due to higher income tax expense and interest expense, net, and higher operating loss as described above, partially offset by lower other expenses.
Discontinued Operations and Disposals
A gain from discontinued operations and disposals, net of tax was $0.0 million for three months ended March 31, 2011 compared to a loss from discontinued operations and disposal of $1.0 million in the respective prior year period.

Orders and Backlog
Orders increased 5.5%, or $11.0 million, for the three months ended March 31, 2011 compared to the respective prior year periods as the U.S. and global markets continue the recovery from the recession. For additional information regarding orders during the three months ended March 31, 2011, please see the operating results information included below under “Safety and Security Systems,” “Fire Rescue,” “Environmental Solutions,” and “Federal Signal Technologies.”
Backlog is $257.5 million at March 31, 2011, which is $40.7 million higher than at December 31, 2010.
Safety and Security Systems
The following table summarizes the Safety and Security Systems Group’s operating results for the three month periods ended March 31, 2011 and 2010:

	Three months ended March 31,
($ in millions)	2011	2010	Change
Orders	$53.6	$60.5	$(6.9)
Net sales	52.7	52.1	0.6
Operating income	5.2	4.7	0.5
Operating margin	9.9%	9.0%	0.9%
Depreciation and amortization	$0.9	$1.0	$(0.1)
Orders decreased $6.9 million for the three months ended March 31, 2011 compared to the respective prior year period. U.S. orders decreased $1.0 million due to lower municipal spending in the police, fire and outdoor warning markets, partially offset by stronger industrial demand of $1.3 million. Non-U.S. orders decreased $5.9 million, primarily due to the absence of a large European police order received in the same period last year.
Net sales increased $0.6 million for the three months ended March 31, 2011 compared to the respective prior year period, primarily due to strong industrial demand, partially offset by soft municipal demand for fire and police products in both the U.S. and European markets.
Operating income increased $0.5 million for the three months ended March 31, 2011 compared to the respective prior year period, primarily due to higher sale volumes and improved profit margins as a result of pricing initiatives initiated in the fourth quarter of 2010.
Fire Rescue
The following table summarizes the Fire Rescue Group’s operating results for the three month periods ended March 31, 2011 and 2010:

	Three months ended March 31,
($ in millions)	2011	2010	Change
Orders	$36.2	$31.7	$4.5
Net sales	21.2	24.8	(3.6)
Operating income	0.8	0.8	—
Operating margin	3.8%	3.2%	0.6%
Depreciation and amortization	$0.6	$0.5	$0.1
Orders increased $4.5 million for the three months ended March 31, 2011 compared to the respective prior year period. The increase is due to strong demand in the industrial market, which is in the process of recovering from the global economic recession, partially offset by decreased demand in the Company’s fire-lift products in the European market as result of soft municipal and government spending.
Net sales decreased $3.6 million for the three months ended March 31, 2011 compared to the respective prior year period as a result of lower backlog at the end of 2010.
Operating income was consistent for the three months ended March 31, 2011 compared to the respective prior year periods, while the sales volume was down. Operating margin improved 0.6% due to the higher gross profit resulting from a better product mix.

Environmental Solutions
The following table summarizes the Environmental Solutions Group’s operating results for the three month periods ended March 31, 2011 and 2010:

	Three months ended March 31,
($ in millions)	2011	2010	Change
Orders	$99.8	$87.6	$12.2
Net sales	76.4	70.0	6.4
Operating income	0.9	3.8	(2.9)
Operating margin	1.2%	5.4%	(4.2%)
Depreciation and amortization	$0.8	$1.2	$(0.4)
Orders increased $12.2 million for the three months ended March 31, 2011 compared to the respective prior year period. U.S. orders increased $4.3 million for the three months ended March 31, 2011 compared to the respective prior year period due to an increase of $17.2 million in industrial vacuum truck orders, partially offset by a decrease in demand of sewer cleaning truck and street sweeper orders as a result of continued weakness in the municipal markets. Non-U.S. orders for the three months ended March 31, 2011 compared to the respective prior year period increased $7.9 million due to larger orders of street sweepers in the Middle East market.
Net sales increased $6.4 million for the three months ended March 31, 2011 compared to the respective prior year period primarily as a result of increased demand in non-U.S. markets.
Operating income decreased $2.9 million for the three months ended March 31, 2011 compared to the respective prior year period, primarily due to lower gross margins from non-U.S. orders for street sweepers, an unfavorable product mix, and increased costs associated with the final deployment of a common ERP system across the Group. In addition, productivity and profitability were negatively impacted by a union campaign at our Vactor facility. The election was held on April 21, 2011, at which time a majority of the employees voted against union representation.
Federal Signal Technologies
The following table summarizes the Federal Signal Technologies Group’s operating results for the three month periods ended March 31, 2011 and 2010:

	Three months ended March 31,
($ in millions)	2011	2010	Change
Orders	$20.1	$18.9	$1.2
Net sales	23.3	17.7	5.6
Operating loss	(3.5)	(2.6)	(0.9)
Operating margin	(15.0%)	(14.7%)	(0.3%)
Depreciation and amortization	$2.6	$1.5	$1.1
Orders increased $1.2 million to $20.1 million for the three months ended March 31, 2011 compared to the respective prior year period. U.S. orders increased $2.3 million for the three months ended March 31, 2011 compared to the respective prior year due to an increase in orders for ALPR cameras and orders attributed to the newly acquired businesses, partially offset by a decrease in parking system orders. Non-U.S. orders decreased $1.1 million for the three months ended March 31, 2011 compared to the respective prior year period due to a decrease of $2.0 million in ALPR camera orders, partially offset by the newly acquired businesses.
Net sales increased $5.6 million for the three months ended March 31, 2011 compared to the respective prior year period due to revenues from the newly acquired businesses and an increase in ALPR camera sales, partially offset by a decrease in parking system shipments.
The operating loss for the three months ended March 31, 2011 (excluding the $1.6 million goodwill impairment adjustment) was $5.1 million compared to an operating loss of $2.6 million from the respective prior year period, primarily due to higher operating expenses associated with the newly acquired businesses.

Corporate Expenses
Corporate expenses were $4.6 million and $8.2 million for the three months ended March 31, 2011 and 2010, respectively. The decrease was mainly due to the absence of $2.6 million in acquisition and integration costs associated with the businesses acquired in the first quarter of 2010, a $0.6 million insurance reimbursement in the first quarter of 2011, and $0.3 million lower salary expenses due to reduced headcount in the first quarter of 2011.
Corporate expenses include depreciation and amortization expense of $0.9 million and $0.2 million for the three month periods ended March 31, 2011 and 2010, respectively.
Seasonality of Company’s Business
Certain of the Company’s businesses are susceptible to the influences of seasonal buying or delivery patterns. The Company’s businesses that tend to have lower sales in the first two calendar quarters compared to other quarters as a result of these influences are street sweeping, fire rescue products, outdoor warning, emergency signaling products and parking systems.
Financial Position, Liquidity and Capital Resources
The Company utilizes its operating cash flow and available borrowings under its revolving credit facility for working capital needs of its operations, capital expenditures, strategic acquisitions of companies operating in markets related to those already served, pension contributions, debt repayments, share repurchases and dividends.
The following table summarizes the Company’s cash flows for the three month periods ended March 31, 2011 and 2010:

	Three months ended
	March 31,
($ in millions)	2011	2010
Net cash used for operating activities	$(18.2)	$(9.6)
Purchases of properties and equipment	(4.3)	(3.2)
Proceeds from sale of properties, plant and equipment	0.4	0.7
Payments for acquisitions, net of cash acquired	—	(97.3)
Borrowing activity, net	(20.2)	101.1
Borrowing activity, net	(2.1)	—
Net cash provided by (used for) discontinued financing activities	0.1	(0.3)
Cash dividends paid to shareholders	(3.8)	(3.0)
Other, net	(1.3)	2.8

Decrease in cash and cash equivalents	$(49.4)	$(8.8)

Cash used for operating activities for the three months ended March 31, 2011 was $18.2 million compared to $9.6 million for the respective prior year period. The change is primarily due to an increase in cash used to support net working capital.
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
Debt, net of cash, as a percentage of capitalization was 50.5% at March 31, 2011 versus 47.6% at December 31, 2010. The change was primarily due to a reduction in equity as result of the impairment charge of goodwill and intangible assets and tax valuation allowance recorded in the fourth quarter of 2010.
The Company was in violation of its Interest Coverage Ratio covenant minimum requirement as defined in the Second Amended and Restated Credit Agreement (the “Credit Agreement”) and the Note Purchase Agreements for the fiscal quarter ended December 31, 2010.

On March 15, 2011, the Company executed the Third Amendment and Waiver to the Second Amended and Restated Credit Agreement dated as of April 25, 2007 among the Company the bank lenders party thereto, and Bank of Montreal, as Agent (the “Third Amendment and Waiver”) with regard to the Company’s Revolving Credit Facility (the “Revolving Credit Facility”). On the same date, the Company also executed the Second Global Amendment and Waiver to the Note Purchase Agreements (the “Second Global Amendment”) with the holders of its private placement notes (the “Notes”). Both the Third Amendment and Waiver and the Second Global Amendment included a permanent waiver of compliance with the Interest Coverage Ratio covenant for the Company’s fiscal quarter ended December 31, 2010. Included in the terms of the Third Amendment and Waiver and the Second Global Amendment are the replacement of the Interest Coverage Ratio covenant with a minimum EBITDA covenant effective January 1, 2011, with the first required reporting period on April 2, 2011; an increase in pricing to the Company’s Revolving Credit Facility pricing grid; an increase in pricing for the outstanding Notes; mandatory prepayments from proceeds of asset sales, restrictions on use of excess cash flow; restrictions on dividend payments; share repurchases and other restricted payments; and a 50 basis points fee paid to the bank lenders and holders of the Notes upon execution of the Third Amendment and Waiver and the Second Global Amendment.
The new minimum EBITDA covenant is required to be tested quarterly as of the last day of the fiscal quarters ending April 2, 2011 and July 2, 2011, and monthly thereafter (commencing on August 6, 2011), in each case on a trailing twelve-month basis, except that EBITDA for the fiscal quarters ending April 2, 2011 and July 2, 2011, and the fiscal months of and including July through November of 2011, will be calculated using the Company’s year-to-date EBITDA through the test date.
Under the terms of the Third Amendment and Waiver, no share repurchases or other restricted payments will be permitted going forward, except with the consent of the Required Lenders and the Noteholders. Certain restrictions are also placed on the Company’s ability to pay dividends subsequent to the effective date of the Third Amendment and Waiver.
As of March 31, 2011, the Company was in compliance with all covenants contained in its debt agreements.
As required in the Third Amendment and Waiver and the Second Global Amendment, on March 15, 2011, the Company repaid $30.0 million that was applied to the amounts outstanding under the Credit Agreement and the Notes on a pro rata basis (i.e., 85.8% for the bank lenders under the Revolving Credit Facility and 14.2% for the Notes).
The Third Amendment and Waiver permanently reduced the available commitments to the Company’s Credit Agreement from $250.0 million to $240.0 million. The Company’s ability to obtain new advances was limited to $18.0 million as of the execution date of the Third Amendment and Waiver. Borrowings up to the first $18.0 million of new advances under the Credit Agreement are senior in right of payment to the existing borrowings under the Credit Agreement and outstanding debt under the Notes. The Company may repay and reborrow amounts up to $18.0 million of new advances. The Company may also repay amounts greater than $18.0 million under the Credit Agreement and, subject to certain other provisions, the bank lenders will make available those commitments dollar for dollar under the Credit Agreement to $240.0 million.
Borrowings under the facility per the Third Amendment and Waiver bear interest, at the Company’s option, at the Base Rate or LIBOR plus an applicable margin. The applicable margin is 2.00% for Base Rate borrowings and 3.00% for LIBOR borrowings for the period January 1, 2011 through June 30, 2011; 2.50% for Base Rate borrowings and 3.50% for LIBOR borrowings from July 1, 2011 through September 30, 2011; 2.75% for Base Rate borrowings and 3.75% for LIBOR borrowings from October 1, 2011 through December 31, 2011; 3.00% for Base Rate borrowings and 4.00% for LIBOR borrowings from January 1, 2012 through March 31, 2012; and 3.25% for Base Rate borrowings and 4.25% for LIBOR borrowings thereafter. The Third Amendment and Waiver requires a LIBOR floor of 1.50% beginning January 1, 2011. The six-month LIBOR borrowing option was removed. Interest on all loans will be payable monthly. The default rate increase in interest rates will be 300 basis points.
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
Excess Cash Flow is defined as EBITDA for the applicable quarter minus the sum of interest, scheduled principal payments, cash taxes, cash dividends and capital expenditures paid in accordance with the revolving credit agreement for that quarter, plus, after the second fiscal quarter of 2011, the aggregate amount that the Company’s working capital has decreased in the ordinary course during such period. The Excess Cash Flow pro rata payment against the Revolving Credit Facility outstanding debt will concurrently and permanently reduce the same amount of Revolving Credit Facility commitments. The commitments may be reinstated with approval from all bank lenders within the Revolving Credit Facility.

As of March 31, 2011 and December 31, 2010, the Company has recorded $42.6 million of amounts which are expected to be paid in the next twelve months in connection with the excess cash flow requirement as a component of the current portion of long-term borrowings and capital lease obligations on the Consolidated Balance Sheet.
As of the effective date of the Third Amendment and Waiver, the Revolving Credit Facility is secured by a first-priority perfected security interest in substantially all of the tangible and intangible assets of the Company and the domestic subsidiaries as the guarantors.
The amendments also contain certain covenants that restrict the Company’s ability make voluntarily debt payments, acquisitions or dispositions without the lender’s consent. In addition, certain limitations are placed on the Company’s capital expenditure levels in future years.
At March 31, 2011, $193.0 million was drawn directly under the Third Amendment and Waiver, leaving available borrowings of $47.0 million, not including $28.9 million of capacity used for existing letters of credit.
At March 31, 2011, $12.9 million was drawn against the Company’s non-U.S. lines of credit which provide for borrowings up to $18.6 million.
In the first quarter of 2011, the Company paid $2.1 million in fees associated with the Third Amendment and Waiver and the Second Global Amendment. In accordance with ASC 470-50, the debt and third-party fees related to Third Amendment and Waiver will be amortized over the term of debt. The debt fee related to the Second Global Amendment will be amortized over remaining term of the debt, and the third-party fees of $0.1 million related to the Second Global Amendment were expensed as incurred.
Given the Company’s cash position and debt structure, the Company has not experienced any material liquidity issues. The Company has $1.7 million of private placement principal debt payments due over the next twelve months. The Company expects that with its existing liquidity and the opportunities available to raise capital in the near term, it will meet all of its anticipated needs for liquidity during the next twelve months and for the foreseeable future.
In April 2011, the debt outstanding under the Company’s Credit Facility will be classified as current liability based on the current terms. It is the Company’s intention to refinance the debt under the Credit Facility into senior secured long-term notes combined with an asset-based lending facility in fiscal year 2011.
The Company anticipates that capital expenditures for 2011 will approximate $15 million, and will be restricted to no more than $15 million per the terms of the Third Amendment and Waiver and the Second Global Amendment. The Company believes that its financial resources and major sources of liquidity, including cash flow from operations and borrowing capacity, will be adequate to meet its operating and capital needs in addition to its financial commitments.
Contractual Obligations and Commercial Commitments
Short-term borrowings increased to $12.9 million at March 31, 2011 from $1.8 million at December 31, 2010, primarily due to the funding of working capital needs and paying down the long-term debt. Total long-term borrowings, including a current portion of the long-term borrowing, decreased to $230.6 million at March 31, 2011 from $261.5 million at December 31, 2010. See the Financial Condition, Liquidity and Capital Resources section of this Form 10-Q for more information.
Changes to the Company’s accrual for product warranty claims in the three months ended March 31, 2011 is discussed in Note 11 of the condensed consolidated financial statements included in Part I of this Form 10-Q.
Change in Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s policies and estimates related to revenue recognition changed during the first quarter of 2011 due to the issuance of new accounting guidance by the FASB. The Company’s revised revenue recognition policy is outlined below.
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
Prior to January 1, 2011, for any product within these groups that either was software or was considered software-related, the Company accounted for such products in accordance with the specific industry accounting guidance for software and software-related transactions. In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-14, Topic 985- Certain Revenue Arrangements That Include Software Elements, which amended the accounting standards for revenue recognition to remove tangible products containing software components and non-software components that function together to deliver the products’ essential functionality from the scope of industry-specific software revenue recognition guidance. The Company adopted ASU No. 2009-14 prospectively on January 1, 2011. Certain businesses within the Company’s FS Tech Group sell tangible products containing software components and non-software components that function together to deliver the products’ essential functionality, and therefore such products were removed from the scope of industry-specific software guidance effective January 1, 2011.
The Company accounts for multiple element arrangements that consist only of software or software-related products in accordance with industry specific accounting guidance for software and software-related transactions. If a multiple-element arrangement includes software and other deliverables that are neither software nor software-related, the Company applies various revenue-related U.S. GAAP to determine if those deliverables constitute separate units of accounting from the software or software-related deliverables. If the Company can separate the deliverables, the Company applies the industry specific accounting guidance to the software and software-related deliverables and applies other appropriate guidance to the non-software related deliverables.
Prior to January 1, 2011, revenue on arrangements that include multiple elements such as hardware, software, and services was allocated to each element based on the relative fair value of each element. Each element’s allocated revenue was recognized when the revenue recognition criteria for that element was met. Fair value was generally determined by vendor specific objective evidence (“VSOE”), which was based on the price charged when each element was sold separately. If the Company could not objectively determine the fair value of any undelivered element included in a multiple-element arrangement, the Company deferred revenue until all elements were delivered and services were performed, or until fair value could objectively be determined for any remaining undelivered elements. When the fair value of a delivered element had not been established, but fair value existed for the undelivered elements, the Company used the residual method to recognize revenue if the fair value of all undelivered elements was determinable. Under the residual method, the fair value of the undelivered elements was deferred and the remaining portion of the arrangement fee was allocated to the delivered elements and was recognized as revenue.
In October 2009, the FASB issued ASU No. 2009-13, Topic 605- Multiple-Deliverable Revenue Arrangements, which changes the level of evidence of standalone selling price required to separate deliverables in a multiple deliverable revenue arrangement by allowing a company to make its best estimate of the selling price of deliverables when more objective evidence of selling price is not available and eliminates the use of the residual method. ASU No. 2009-13 applies to multiple deliverable revenue arrangements that are not accounted for under other accounting pronouncements and retains the use of VSOE if available, and third-party evidence of selling price when VSOE is unavailable. The Company adopted ASU No. 2009-13 prospectively on January 1, 2011. Certain businesses within the Company’s FSTech Group sell under multiple deliverable sales arrangements where the Company utilized estimated selling prices under the relative-selling-price method. In arriving at its best estimates of selling price, management considered market conditions as well as Company-specific factors. Management considered the Company’s overall pricing model and objectives, including profit objectives and internal cost structure, as well as historical pricing data.
The effect of adopting ASU Nos. 2009-13 and 2009-14 during the first quarter of 2011 was an increase in revenues of $1.2 million and an increase in cost of sales of $0.6 million. The Company anticipates that the effect on the future quarters of 2011 will be consistent with the effect on the first quarter.
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
There have been no other material changes in Critical Accounting Policies and Estimates described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Annual Report on Form 10-K for the period ended December 31, 2010.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
See Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of our Annual Report on Form 10-K for the year ended December 31, 2010. There have been no significant changes in our exposure to market risk since December 31, 2010.

Item 4.	Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2011. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2011. As a matter of practice, the Company’s management continues to review and document internal control and procedures for financial reporting. From time to time, the Company may make changes aimed at enhancing the effectiveness of the controls and to ensure that the systems evolve with the business. During the quarter ended March 31, 2011, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II. Other Information

Item 1.	Legal Proceedings
The information set forth in Note 11 of the condensed consolidated financial statements included in Part I of this Form 10-Q is incorporated herein by reference.

Item 1A.	Risk Factors
The following risk factor disclosed in the Company’s Form 10-K for the year ended December 31, 2010 has a material change as follows:
We are subject to risk of work stoppages and other labor relations matters because a significant portion of our workforce is unionized. As of December 31, 2010, approximately 28% of our hourly workers are represented by labor unions and are covered by collective bargaining agreements. Many of these agreements include provisions that limit our ability to realize cost savings. Any strikes, threats of strikes, or other resistance in connection with the negotiation of new labor agreements or otherwise could materially adversely affect our business as well as impair our ability to implement further measures to reduce structural costs and improve production efficiencies. On February 23, 2011, the Company’s subsidiary, Vactor Manufacturing Inc., located in Streator, Illinois, received notice that the International Brotherhood of the Boilermakers filed a petition under the National Labor Relations Act, seeking certification to represent approximately 300 hourly employees for the purpose of collective bargaining. The election to determine whether the employees wished to be represented by the union for purposes of collective bargaining was held on April 21, 2011, at which time a majority of the employees voted against union representation.
There have been no other material changes in risk factors as described in Item1A, Risk Factors, of the Company’s Annual Report on Form
10-K for the period ended December 31, 2010.
Item 1B. Unresolved Staff Comments
None.

Item 2.	Restrictions upon the Payment of Dividends
Under the terms of the Third Amendment and Waiver, no share repurchases or other restricted payments will be permitted going forward, except with the consent of the Required Lenders and the Noteholders. Dividends shall be permitted only if the following conditions are met:
•	No default or event of default shall exist or shall result from such payment;
•	Minimum availability under the Credit Agreement after giving effect to such restricted payment and any credit extensions in connection therewith of $18.0 million;
•
Dividends may not exceed the lesser of (a) $625,000 (i.e., $0.01 per share) during any fiscal quarter and (b) Free Cash Flow for such quarter. “Free Cash Flow” means Excess Cash Flow before giving effect to dividends. The $625,000 limit will be increased to allow for the payment of dividends of $0.01 per share during any fiscal quarter for each share of stock sold for cash in a public or private offering after the effective date of the Third Amendment and Waiver; and

•	The Company has met or exceeded its projected EBITDA at such time.

Item 5.	Other Information.
On April 28, 2011, the Company issued a press release announcing its financial results for the three months ended March 31, 2011. The full text of the press release is included as Exhibit 99.1 to this Form 10-Q.

Item 6.	Exhibits

Exhibit 10	—	Executive General Severance Plan

Exhibit 31.1	—	CEO Certification under Section 302 of the Sarbanes-Oxley Act

Exhibit 31.2	—	CFO Certification under Section 302 of the Sarbanes-Oxley Act

Exhibit 32.1	—	CEO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act

Exhibit 32.2	—	CFO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act

Exhibit 99.1	—	Press Release dated April 28, 2011

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Signal Corporation
Date: April 29, 2011	By:	/s/ William G. Barker, III
William G. Barker, III
Senior Vice President and Chief Financial Officer