Form 10-Q
period 2011-06-30
FEDERAL SIGNAL CORP /DE/
filed 2011-08-05
CIK 277509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the Company’s classes of common stock, as of the latest practicable date.

Title
Common Stock, $1.00 par value	62,183,827 shares outstanding at July 13, 2011

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
These risks and uncertainties, some of which are beyond our control, include the cyclical nature of our industrial, municipal, government and commercial markets; restrictive debt covenants; impairment of goodwill and other indefinite lived intangible assets; ability to use net operating loss (“NOL”) carryovers to reduce future tax payments; availability of credit and third-party financing for customers; technological advances by competitors; ability to expand into new geographic markets and to anticipate and meet customer demands for new products and product enhancements; domestic and foreign governmental policy change; changes in cost competitiveness including those resulting from foreign currency movements; increased competition and pricing pressures in the markets served; retention of key employees; volatility in securities trading markets; economic downturns; increased warranty and product liability expenses and client service interruption; ability to expand our business through acquisitions; ability to finance acquisitions or successfully integrate acquired companies; unknown liabilities assumed in connection with acquisitions; unforeseen developments in contingencies such as litigation; protection and validity of patent and other intellectual property rights; ability to achieve expected savings from integration, synergy and other cost-control initiatives; compliance with environmental and safety regulations; disruptions in the supply of parts or components from sole source suppliers and subcontractors; risks associated with suppliers, dealer and other partner alliances; disruptions within our dealer market; risks associated with work stoppages and other labor relations matters; restructuring and impairment charges as we continue to evaluate opportunities to restructure our business in an effort to optimize the cost structure; and general changes in the competitive environment. These risks and uncertainties include, but are not limited to, the risk factors described under Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K, Form 10-Qs and other filings with the SEC. These factors may not constitute all factors that could cause actual results to differ materially from those discussed in any forward-looking statement. We operate in a continually changing business environment and new factors emerge from time to time. We cannot predict such factors nor can we assess the impact, if any, of such factors on our financial position or results of operations. Accordingly, forward-looking statements should not be relied upon as a predictor of actual results. We disclaim any responsibility to update any forward-looking statement provided in this Form 10-Q.
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

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three months ended June 30,		Six months ended June 30,
(in millions, except per share data)	2011	2010	2011	2010
Net sales	$204.5	$195.6	$378.1	$360.2
Costs and expenses
Cost of sales	152.8	144.4	284.9	268.7
Selling, engineering, general and administrative	42.8	43.9	87.1	82.8
Goodwill impairment	—	—	(1.6)	—
Acquisition and integration related costs	—	1.1	—	3.7
Restructuring charges	—	3.7	—	4.0

Operating income	8.9	2.5	7.7	1.0
Interest expense	3.8	3.2	7.0	6.1
Other (income) expense, net	(0.2)	0.5	—	1.4

Income (loss) before income taxes	5.3	(1.2)	0.7	(6.5)
Income tax benefit (expense)	0.4	0.7	(0.3)	2.0

Income (loss) from continuing operations	5.7	(0.5)	0.4	(4.5)
Income (loss) from discontinued operations and disposal, net of income tax benefit (expense) of $0.0, $1.0, ($0.1), and $1.2, respectively	0.3	(2.2)	0.3	(3.2)

Net income (loss)	$6.0	$(2.7)	$0.7	$(7.7)

COMMON STOCK DATA:
Basic and diluted earnings (loss) per share:
Earnings (loss) from continuing operations	$0.09	$(0.01)	$0.01	$(0.09)
Earnings (loss) from discontinued operations and disposal	0.01	(0.04)	—	(0.06)

Earnings (loss) per share	$0.10	$(0.05)	$0.01	$(0.15)

Weighted average common shares outstanding:
Basic	62.2	57.1	62.2	53.0
Diluted	62.2	57.2	62.2	53.1
Cash dividends per share of common stock	$—	$0.06	$—	$0.12
See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	June 30,	December 31,
(in millions, except per share data)	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$14.3	$62.1
Accounts receivable, net of allowances for doubtful accounts of $3.5 million and $2.8 million, respectively	113.1	100.4
Inventories, net	123.5	119.6
Other current assets	19.0	17.9

Total current assets	269.9	300.0
Properties and equipment, net	63.6	63.2
Other assets
Goodwill	316.3	310.4
Intangible assets	83.1	84.4
Deferred charges and other assets	2.9	3.4

Total assets of continuing operations	735.8	761.4
Assets of discontinued operations, net	3.0	3.1

Total assets	$738.8	$764.5

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$9.5	$1.8
Current portion of long-term borrowings and capital lease obligations	190.3	76.2
Accounts payable	58.0	53.5
Accrued liabilities
Compensation and withholding taxes	17.4	21.2
Customer deposits	11.0	10.2
Deferred revenue	11.1	12.4
Other	29.4	39.3

Total current liabilities	326.7	214.6
Long-term borrowings and capital lease obligations, less current portion	34.1	184.4
Long-term pension liabilities	40.0	41.3
Deferred gain	22.5	23.5
Deferred tax liabilities	50.9	45.8
Other long-term liabilities	16.0	15.8

Total liabilities of continuing operations	490.2	525.4
Liabilities of discontinued operations	14.3	18.2

Total liabilities	504.5	543.6
Shareholders’ equity
Common stock, $1 par value per share, 90.0 million shares authorized, 63.1 million and 63.0 million shares issued, respectively	63.1	63.0
Capital in excess of par value	166.6	164.7
Retained earnings	51.3	50.6
Treasury stock, 0.9 million and 0.9 million shares, respectively, at cost	(16.1)	(15.8)
Accumulated other comprehensive loss	(30.6)	(41.6)

Total shareholders’ equity	234.3	220.9

Total liabilities and shareholders’ equity	$738.8	$764.5

See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (unaudited)

	Common	Capital in			Accumulated
	Stock	Excess of			Other
	Par	Par	Retained	Treasury	Comprehensive
(in millions)	Value	Value	Earnings	Stock	Loss	Total
Balance at December 31, 2010	$63.0	$164.7	$50.6	$(15.8)	$(41.6)	$220.9
Comprehensive income:
Net income			0.7			0.7
Foreign currency translation					10.0	10.0
Unrealized gain on derivatives, net of tax expense of $0.5					0.1	0.1
Change in unrecognized loss related to pension benefit plans, net of tax expense of $1.4					0.9	0.9

Comprehensive income						11.7
Stock-based payments:
Non-vested stock and options		1.3				1.3
Stock awards	0.1	0.6		(0.3)		0.4

Balance at June 30, 2011	$63.1	$166.6	$51.3	$(16.1)	$(30.6)	$234.3

See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six months ended
	June 30,
(in millions)	2011	2010
Operating activities
Net income (loss)	$0.7	$(7.7)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
(Gain) loss on discontinued operations and disposal	(0.3)	3.2
Depreciation and amortization	11.4	9.2
Stock-based compensation expense	1.3	2.2
Goodwill impairment	(1.6)	—
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions of companies	(15.3)	(13.1)

Net cash used for continuing operating activities	(3.8)	(6.2)
Net cash used for discontinued operating activities	(1.7)	(1.7)

Net cash used for operating activities	(5.5)	(7.9)
Investing activities
Purchases of properties and equipment	(7.3)	(6.5)
Proceeds from sales of properties, plant and equipment	0.9	1.2
Payments for acquisitions, net of cash acquired	—	(97.3)

Net cash used for continuing investing activities	(6.4)	(102.6)

Net cash used for investing activities	(6.4)	(102.6)
Financing activities
(Reduction) increase in debt outstanding under revolving credit facilities	(24.6)	61.1
Proceeds on short-term borrowings	33.0	7.6
Payments on short-term borrowings	(25.4)	—
Payments on long-term borrowings	(11.4)	(35.0)
Payments of debt amendment fees	(2.1)	—
Cash dividends paid to shareholders	(3.7)	(6.7)
Proceeds from equity offering, net of fees	—	71.0
Other, net	(0.2)	0.3

Net cash (used for) provided by continuing financing activities	(34.4)	98.3
Net cash used for discontinued financing activities	—	(0.4)

Net cash (used for) provided by financing activities	(34.4)	97.9
Effects of foreign exchange rate changes on cash and cash equivalents	(1.5)	4.7

Decrease in cash and cash equivalents	(47.8)	(7.9)
Cash and cash equivalents at beginning of period	62.1	21.1

Cash and cash equivalents at end of period	$14.3	$13.2

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
Basis of Presentation and Consolidation
The accompanying unaudited condensed consolidated financial statements represent the consolidation of Federal Signal Corporation and subsidiaries included herein and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to ensure the information presented is not misleading. These condensed consolidated financial statements have been prepared in accordance with the Company’s accounting policies described in the Annual Report on Form 10-K for the year ended December 31, 2010 and should be read in conjunction with the consolidated financial statements and the notes thereto.
These statements include all adjustments (consisting of normal recurring accruals) that we considered necessary to present a fair statement of our results of operations, financial position and cash flows. The results reported in these condensed, consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2010. We label our quarterly information using a calendar convention, that is, first quarter is labeled as ending on March 31, second quarter as ending on June 30, and third quarter as ending on September 30. It is our longstanding practice to establish interim quarterly closing dates using a 5-4-4 calendar with the fiscal year ending on December 31. The effects of this practice are modest and only exist within a reporting year.
We have reclassified certain prior period amounts to conform to the current period presentation. Included with reclassifications are restatements for discontinued operations and adjustments related to the timing of recording revenue on certain arrangements primarily in the Federal Signal Technologies Group, as described in the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
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
The Company adopted ASU No. 2009-13 and ASU No. 2009-14 prospectively on January 1, 2011. The majority of the Company’s businesses generate revenue through the manufacture and sale of a broad range of specialized products and components, with revenue recognized upon transfer of title and risk of loss, which is generally upon shipment. Certain businesses within the Federal Signal

Technologies Group sell under multiple deliverable sales arrangements where the Company utilized estimated selling prices under the relative-selling-price method. In arriving at its best estimates of selling price, management considered market conditions as well as Company-specific factors. Management considered the Company’s overall pricing model and objectives, including profit objectives and internal cost structure, as well as historical pricing data. The effect of adopting the new accounting guidance during the first quarter of 2011 was an increase in revenues of $1.2 million and an increase in cost of sales of $0.6 million. The effect of adopting the new accounting guidance during the second quarter of 2011 was an increase in revenues of $2.1 million and an increase in cost of sales of $0.9 million. The total effect of adopting the new accounting guidance for the six months ended June 30, 2011 was an increase in revenues and cost of sales of $3.3 million and $1.5 million, respectively. The Company anticipates that the effect on future quarters of 2011 will be consistent with the effect on the first two quarters.
No other new accounting pronouncements issued or effective during the first six months of 2011 have had or are expected to have a material impact on the consolidated financial statements.
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
2. ACQUISITIONS
For the three and six months ended June 30, 2010, pretax acquisition and integration related expenses totaling $1.1 million and $3.7 million, respectively, were recorded. During the first and second quarters of 2011, there were no charges recorded for acquisition and integration related costs. These charges, which were expensed in accordance with the accounting guidance for business combinations, were recorded in “Acquisition and integration related costs” on the Condensed Consolidated Statement of Operations and were reflected in the Corporate results.
3. INVENTORIES, NET
Inventories are summarized as follows:

	June 30,	December 31,
($ in millions)	2011	2010
Raw materials	$55.4	$55.0
Work in progress	34.8	29.0
Finished goods	33.3	35.6

Total inventories, net	$123.5	$119.6

4. GOODWILL AND OTHER INTANGIBLE ASSETS

			Other
			Adjustments
Goodwill	December 31,		Including Currency	June 30,
($ in millions)	2010	Impairment	Translations	2011
Environmental Solutions	$120.4	$—	$—	$120.4
Fire Rescue	33.9	—	1.8	35.7
Safety and Security Systems	118.2	—	3.2	121.4
Federal Signal Technologies	37.9	1.6	(0.7)	38.8

Total	$310.4	$1.6	$4.3	$316.3

			Other
			Adjustments
Trade names	December 31,		Including Currency	June 30,
($ in millions)	2010	Impairment	Translations	2011
Federal Signal Technologies	$15.3	$—	$0.4	$15.7

Total	$15.3	$—	$0.4	$15.7

The following table provides the gross carrying value and accumulated amortization for each major class of intangible assets:

		June 30, 2011			December 31, 2010
	Average	Gross		Net	Gross		Net
	Useful Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
($ in millions)	(Years)	Value	Amortization	Value	Value	Amortization	Value
Amortizable Intangible Assets:
Developed software	6	$23.9	$(18.4)	$5.5	$23.0	$(17.5)	$5.5
Patents	10	3.9	(1.0)	2.9	2.3	(0.6)	1.7
Customer relationships	15	45.7	(9.3)	36.4	45.0	(7.3)	37.7
Technology	11	23.9	(4.3)	19.6	23.7	(3.1)	20.6
Other	5	5.6	(2.6)	3.0	5.7	(2.1)	3.6

Total	12	103.0	(35.6)	67.4	99.7	(30.6)	69.1

Indefinite-lived Intangible Assets:
Trade names		15.7	—	15.7	15.3	—	15.3

Total		$118.7	$(35.6)	$83.1	$115.0	$(30.6)	$84.4

Amortization expense for the three and six month period ended June 30, 2011 totaled $2.5 million and $4.9 million, respectively, and for the three and six month period ended June 30, 2010 totaled $2.2 million and $3.8 million, respectively. The Company estimates that the total amortization expense will be $9.3 million in 2011, $8.1 million in 2012, $7.3 million in 2013, $7.2 million in 2014, $6.6 million in 2015, $6.3 million in 2016, and $27.5 million thereafter.
The Company accounts for goodwill and identifiable intangible assets in accordance with ASC 360 “Intangibles — Goodwill and Other.” Under this standard, the Company assesses the impairment of goodwill and indefinite-lived intangible assets at least annually, on October 31, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.
During the fourth quarter of 2010, the Company performed its annual assessment and determined that the goodwill and certain trade names within the Federal Signal Technologies Group reporting unit were impaired and recorded impairment charges of $67.1 million and $11.8 million, respectively. The impairment charges resulted from decreased sales and cash flow estimated in our Federal Signal Technologies Group. Upon completion of a detailed second step impairment analysis in the first quarter of 2011, the Company recorded an adjustment of $1.6 million which reduced a portion of the original goodwill impairment recognized during the fourth quarter of 2010.
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

Fair Value Measurements at June 30, 2011
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable Inputs	Unobservable Inputs
($ in millions)	Total	Assets (Level 1)	(Level 2)	(Level 3)
Assets
Derivatives	$0.4	$—	$0.4	$—

Fair Value Measurements at June 30, 2011
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable Inputs	Unobservable Inputs
	Total	Assets (Level 1)	(Level 2)	(Level 3)
Liabilities
Derivatives	$0.1	$—	$0.1	$—

Fair Value Measurements at December 31, 2010
Quoted Prices in
Active
		Markets for	Significant Other	Significant
		Identical	Observable Inputs	Unobservable Inputs
	Total	Assets (Level 1)	(Level 2)	(Level 3)
Assets
Derivatives	$—	$—	$—	$—

Fair Value Measurements at December 31, 2010
Quoted Prices in
Active
		Markets for	Significant Other	Significant
		Identical	Observable Inputs	Unobservable Inputs
	Total	Assets (Level 1)	(Level 2)	(Level 3)
Liabilities
Derivatives	$0.6	$—	$0.6	$—

At June 30, 2011 and December 31, 2010, the fair value of the Company’s derivative instruments was recorded as follows:

	Asset Derivatives		Liability Derivatives
	June 30, 2011		June 30, 2011
	Balance Sheet		Balance Sheet
($ in millions)	Location	Fair Value	Location	Fair Value
Derivatives designated as hedging instruments:
Foreign exchange	Other current assets	$0.4	Other accrued liabilities	$—

Total derivatives designated as hedging instruments		0.4		—
Derivatives not designated as hedging instruments:
Foreign exchange	Accounts receivable, net	—	Other accrued liabilities	0.1

Total derivatives not designated as hedging instruments		—		0.1

Total derivatives		$0.4		$0.1

	Asset Derivatives		Liability Derivatives
	December 31, 2010		December 31, 2010
	Balance Sheet		Balance Sheet
($ in millions)	Location	Fair Value	Location	Fair Value
Derivatives designated as hedging instruments:
Foreign exchange	Other current assets	—	Other current Liabilities	$0.2

Total derivatives designated as hedging instruments		—		0.2
Derivatives not designated as hedging instruments:

	Asset Derivatives		Liability Derivatives
	December 31, 2010		December 31, 2010
	Balance Sheet		Balance Sheet
($ in millions)	Location	Fair Value	Location	Fair Value
Foreign exchange	Accounts receivable, net	—	Other accrued liabilities	0.4

Total derivatives not designated as hedging instruments		—		0.4

Total derivatives		$—		$0.6

The effect of derivative instruments on the condensed consolidated statement of operations for the three months ended June 30, 2011 was as follows:

		Location of	Amount of Gain
	Amount of	Gain/(Loss)	Reclassified
	Gain/(Loss)	Reclassified from	from Accumulated
	Recognized in OCI on	Accumulated OCI into	OCI into
($ in millions)	Derivative	Income (Effective	Income (Effective
Derivatives in Cash Flow Hedging Relationships	(Effective Portion)	Portion)	Portion)
Interest rate contracts	$—	Interest expense	—

Foreign exchange	0.3	Net sales	—

Total	$0.3		$—

Derivatives Not	Location of Gain	Amount of Loss
Designated as	Recognized in	Recognized in
Hedging Instruments	Income on Derivative	Income on Derivative
Foreign exchange	Other expense	$(0.2)

Total		$(0.2)

The effect of derivative instruments on the condensed consolidated statement of operations for the six months ended June 30, 2011 was as follows:

		Location of	Amount of Gain
	Amount of	Gain/(Loss)	Reclassified
	Gain/(Loss)	Reclassified from	from Accumulated
($ in millions)	Recognized in OCI on	Accumulated OCI into	OCI into
Derivatives in Cash	Derivative	Income (Effective	Income (Effective
Flow Hedging Relationships	(Effective Portion)	Portion)	Portion)
Interest rate contracts	$—	Interest expense	$—
Foreign exchange	0.5	Net sales	0.1

Total	$0.5		$0.1

	Location of Gain	Amount of Loss
Derivatives Not Designated as	Recognized in	Recognized in
Hedging Instruments	Income on Derivative	Income on Derivative
Foreign exchange	Other expense	$(0.8)

Total		$(0.8)

At June 30, 2011 and December 31, 2010, accumulated other comprehensive gain associated with interest rate swaps and foreign exchange contracts qualifying for hedge accounting treatment was $0.2 million and $0.5 million, net of income tax effects, respectively. The Company expects $0.4 million of pre-tax net gain on cash flow hedges that are reported in accumulated other comprehensive loss as of June 30, 2011 to be reclassified into earnings within the next 12 months as the respective hedged transactions affect earnings.
The following table summarizes the carrying amounts and fair values of the Company’s financial instruments:

	June 30, 2011		December 31, 2010
	Notional	Fair	Notional	Fair
($ in millions)	Amount	Value	Amount	Value
Short-term debt	$9.5	$9.5	$1.8	$1.8
Long-term debt (1)	226.0	223.3	262.1	259.9
Foreign exchange (2)	21.7	0.4	28.3	(0.6)

(1)	Long term debt includes financial service borrowings for all periods presented, which is included in discontinued operations, long term debt above includes current maturities of $191.9 million.

(2)	Foreign exchange contracts are denominated in USD, GBP, and Euro.
The carrying value of short-term debt approximates fair value due to its short maturity. The fair value of long-term debt is based on interest rates that are currently available to us for issuance of debt with similar terms and remaining maturities.
6. DEBT
Short-term borrowings consisted of the following:

	June 30,	December 31,
($ in millions)	2011	2010
Non-U.S. lines of credit	$9.5	$1.8

Long-term borrowings consisted of the following:

	June 30,	December 31,
($ in millions)	2011	2010
Revolving Credit Facility	$190.0	$214.6
Alternative Currency Facility (within Revolving Credit Facility)	—	4.0
13.53% Secured Private Placement note with annual installments of $10.0 million due 2011	—	1.3
13.34% Secured Private Placement note with annual installments of $7.1 million due 2011	—	0.6
11.98% Secured Private Placement note due 2012	28.6	31.9
Secured Private Placement note, floating rate (8.10% and 5.39% at June 30, 2011 and December 31, 2010, respectively) due 2013	6.4	7.1
Subsidiary Loan Agreement	—	1.0
Capital Lease Obligations	0.8	1.0

	225.8	261.5
Unamortized balance of terminated fair value interest rate swaps	0.2	0.6

	226.0	262.1
Less current maturities, excluding financial services activities	(190.0)	(75.8)
Less current capital lease obligations	(0.3)	(0.4)
Less financial services activities — borrowings (included in discontinued operations)	(1.6)	(1.5)

Total long-term borrowings and capital lease obligations, net	$34.1	$184.4

The Company was in violation of its Interest Coverage Ratio covenant minimum requirement as defined in the Second Amended and Restated Credit Agreement (the “Credit Agreement”) and the Note Purchase Agreements for the fiscal quarter ended December 31, 2010.
On March 15, 2011, the Company executed the Third Amendment and Waiver to the Second Amended and Restated Credit Agreement dated as of April 25, 2007 among the Company, the bank lenders party thereto, and Bank of Montreal, as Agent (the “Third Amendment and Waiver”) with regard to the Company’s Revolving Credit Facility (the “Revolving Credit Facility”). On the same date, the Company also executed the Second Global Amendment and Waiver to the Note Purchase Agreements (the “Second Global Amendment”) with the holders of its private placement notes (the “Notes”). Both the Third Amendment and Waiver and the Second Global Amendment included a permanent waiver of compliance with the Interest Coverage Ratio covenant for the Company’s fiscal quarter ended December 31, 2010. Included in the terms of the Third Amendment and Waiver and the Second Global Amendment are the replacement of the Interest Coverage Ratio covenant with a minimum EBITDA covenant effective January 1, 2011, with the first required reporting period on April 2, 2011; an increase in pricing to the Company’s Revolving Credit Facility pricing grid; an increase in pricing for the outstanding Notes; mandatory prepayments from proceeds of asset sales; restrictions on use of excess cash flow; restrictions on dividend payments, share repurchases and other restricted payments; and a 50 basis points fee paid to the bank lenders and holders of the Notes upon execution of the Third Amendment and Waiver and the Second Global Amendment.

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
Under the terms of the Third Amendment and Waiver, no share repurchases or other restricted payments will be permitted going forward except with the consent of the bank lenders and the noteholders. Certain restrictions are also placed on the Company’s ability to pay dividends subsequent to effective date of the Third Amendment and Waiver.
As of June 30, 2011, the Company was in compliance with all covenants contained in its debt agreements.
As required in the Third Amendment and Waiver and the Second Global Amendment, on March 15, 2011, the Company repaid $30.0 million that was applied to the amounts outstanding under the Revolving Credit Facility and the Notes on a pro rata basis (i.e, 85.8% for the bank lenders under the Revolving Credit Facility and 14.2% for the Notes).
The Third Amendment and Waiver permanently reduced the available commitments to the Company’s Revolving Credit Facility from $250.0 million to $240.0 million. The Company’s ability to obtain new advances is now limited to $18.0 million. Borrowings up to the first $18.0 million of new advances under the Revolving Credit Facility are senior in right of payment to the existing borrowings under the Revolving Credit Facility and outstanding debt under the Notes. The Company may repay and reborrow amounts up to $18.0 million of new advances. The Company may also repay amounts greater than $18.0 million under the Revolving Credit Facility and, subject to certain other provisions, the bank lenders will make available those commitments dollar for dollar under the Revolving Credit Facility to $240.0 million.
Borrowings under the facility pursuant to the Third Amendment and Waiver bear interest, at the Company’s option, at the Base Rate or LIBOR plus an applicable margin. The applicable margin is 2.00% for Base Rate borrowings and 3.00% for LIBOR borrowings for the period January 1, 2011 through June 30, 2011; 2.50% for Base Rate borrowings and 3.50% for LIBOR borrowings from July 1, 2011 through September 30, 2011; 2.75% for Base Rate borrowings and 3.75% for LIBOR borrowings from October 1, 2011 through December 31, 2011; 3.00% for Base Rate borrowings and 4.00% for LIBOR borrowings from January 1, 2012 through March 31, 2012; and 3.25% for Base Rate borrowings and 4.25% for LIBOR borrowings thereafter. The Third Amendment and Waiver requires a LIBOR floor of 1.50% beginning January 1, 2011. The six-month LIBOR borrowing option was removed. Interest on all loans is payable monthly. The default rate increase in interest rates is 300 basis points.
The Second Global Amendment required an increase in interest rates applicable to the Notes by the same amounts as the interest rate increases under the Revolving Credit Facility. Also, under the Second Global Amendment, the default rate increase in interest rates is 300 basis points. The Company also agreed to pay to each consenting Noteholder a consent fee equal to 0.50% of the outstanding principal amounts of the Notes.
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
The Revolving Credit Facility is secured by a first-priority perfected security interest in substantially all of the domestic tangible and intangible assets of the Company and its domestic subsidiaries as the guarantors.
The amendments also contain certain covenants that restrict the Company’s ability to make voluntarily debt payments, acquisitions or dispositions without the lenders’ consent. In addition, certain limitations are placed on the Company’s capital expenditure levels in future years.

At June 30, 2011, $190.0 million was drawn under the Revolving Credit Facility, leaving available borrowings of $50.0 million that includes $28.8 million of capacity used for existing letters of credit.
At June 30, 2011, the debt outstanding under the Company’s Revolving Credit Facility has been classified as current liability based on the April 2012 maturity date. It is the Company’s intention to refinance the debt under the Revolving Credit Facility into senior secured long-term notes combined with an asset-based lending facility before December 31, 2011.
At June 30, 2011, $9.5 million was drawn against the Company’s non-U.S. lines of credit, which provide for borrowings up to $18.9 million.
7. SHAREHOLDERS’ EQUITY
In May 2010, the Company issued 12.1 million common shares at a price of $6.25 per share for total gross proceeds of $75.5 million. After deducting direct fees, net proceeds to the Company totaled $71.0 million. Proceeds from the equity offering were used to pay down debt.
8. INCOME TAXES
The Company’s effective tax rate for continuing operations was a benefit of 7.5% and a benefit of 58.3% for the three months ended June 30, 2011 and 2010, respectively.
The Company’s effective tax rate for continuing operations was an expense of 42.9% and a benefit of 30.8% for the six months ended June 30, 2011 and 2010, respectively.
The tax rates for the three and six months ended June 30, 2011 do not reflect any tax benefit on domestic losses as a result of the domestic valuation allowance which was recorded in the fourth quarter of 2010. For the three and six months ended June 30, 2010, a tax benefit on domestic losses of $2.7 million and $4.5 million, respectively was recorded. The tax benefit for the three and six months ended June 30, 2011 is primarily associated with $0.7 million of foreign income tax, and is partially offset by the release of tax reserves related to the resolution of a foreign tax audit of $0.4 million during the first quarter. The three month period ended June 30, 2011 had a favorable impact of $0.4 million due to a reduction of the valuation allowance needed for domestic deferred tax assets.
The Company’s unrecognized tax benefits were $3.8 million at January 1, 2011, of which $4.1 million are tax benefits that, if recognized, would reduce the annual effective tax rate. The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. Interest and penalties amounting to $0.2 million and $0.1 million, respectively, are included in the condensed consolidated balance sheet at June 30, 2011. The Company expects the unrecognized tax benefits to decrease by $0.3 million over the next twelve months. In the six months ended June 30, 2011, the Company’s unrecognized tax benefits decreased by $0.1 million, primarily due to the aforementioned foreign tax audit resolution net of an IRS audit adjustment agreed to during the quarter.
9. POSTRETIREMENT BENEFITS
The components of the Company’s net periodic pension expense for its defined benefit pension plans are summarized as follows:

	U.S. Benefit Plan				Non-U.S. Benefit Plan
	Three months ended		Six months ended		Three months ended		Six months ended
	June 30,		June 30,		June 30,		June 30,
($ in millions)	2011	2010	2011	2010	2011	2010	2011	2010
Service Cost	$—	$—	$—	$—	$—	$—	$0.1	$—
Interest cost	2.0	2.0	3.9	3.9	0.7	0.8	1.4	$1.5
Expected return on plan assets	(1.9)	(2.2)	(3.8)	(4.4)	(0.8)	(0.8)	(1.6)	(1.5)
Amortization of actuarial loss	1.2	0.9	2.4	1.9	0.2	0.2	0.4	0.3

Net periodic pension expense	$1.3	$0.7	$2.5	$1.4	$0.1	$0.2	$0.3	$0.3

During the six month period ended June 30, 2011, no contribution was made to the U.S. defined benefit plan and a $0.6 million contribution was made to the non-U.S. defined benefit plan. During the comparable prior year period, no contribution to the U.S. defined benefit plan was made and the Company contributed $0.5 million to the non-U.S. defined benefit plan.
10. EARNINGS (LOSS) PER SHARE
Earnings (loss) per share — basic is computed by dividing income or loss available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Earnings (loss) per share — diluted reflects the potential dilution that could occur if options issued under stock-based compensation awards were exercised and converted into common stock. For the three months ended June 30, 2011 and 2010, options to purchase 1.8 million and 1.6 million shares of the Company’s common stock had exercise prices that were greater than the average market price of those shares during the respective reporting periods. For the six months ended June 30, 2011 and 2010, options to purchase 1.5 million and 1.5 million shares of the Company’s common stock had exercise prices that were greater than the average market price of those shares during the respective reporting periods. As a result, these shares are excluded from the earnings (loss) per share calculation as they are anti-dilutive.
The following is a computation of earnings (loss) per share — basic and diluted — for the three and six months ended June 30, 2011 and 2010:
Computation of Earnings (Loss) per Common Share

	Three months ended		Six months ended
	June 30,		June 30,
($ in millions, except per share data)	2011	2010	2011	2010
Income (loss) from continuing operations	$5.7	$(0.5)	$0.4	$(4.5)
Gain (loss) from discontinued operations and disposal, net of tax	0.3	(2.2)	0.3	(3.2)

Net income (loss)	$6.0	$(2.7)	$0.7	$(7.7)

Average shares outstanding — basic	62.2	57.1	62.2	53.0
Dilutive effect of stock options and other	—	0.1	—	0.1

Diluted shares outstanding	62.2	57.2	62.2	53.1

Basic and diluted loss per share:
Earnings (loss) from continuing operations	$0.09	$(0.01)	$0.01	$(0.09)
Gain (loss) from discontinued operations and disposal	0.01	(0.04)	—	(0.06)

Gain (loss) per share	$0.10	$(0.05)	$0.01	$(0.15)

Weighted average common shares outstanding:
Basic	62.2	57.1	62.2	53.0
Diluted	62.2	57.2	62.2	53.1
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
Changes in the Company’s warranty liabilities in the six months ended June 30, 2011 and 2010 were as follows:

($ in millions)	2011	2010
Balance at December 31	$5.7	$6.2
Provisions to expense	4.4	3.8
Actual costs incurred	(4.1)	(3.8)

Balance at June 30	$6.0	$6.2

Environmental Liabilities
The Company retained an environmental consultant to conduct an environmental risk assessment at its Pearland, Texas facility. The facility, which was previously used by the Company’s discontinued Pauluhn business, manufactured marine, offshore and industrial lighting products. While the Company has not completed the risk assessment analysis, it appears probable the site will require remediation. As of June 30, 2011, $2.4 million of reserves related to the environmental remediation are included in Liabilities of discontinued operations on the Condensed Consolidated Balance Sheet. The Company’s estimate may change in the near term as more information becomes available; however, the costs are not expected to have a material adverse effect on the Company’s results of operations, financial position or liquidity.
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
The Company has been sued by firefighters seeking damages claiming that exposure to the Company’s sirens has impaired their hearing and that the sirens are therefore defective. There were 33 cases filed during the period 1999-2004, involving a total of 2,443 plaintiffs, in the Circuit Court of Cook County, Illinois. Beginning in 2009, six additional cases were filed in Cook County, involving 299 Pennsylvania firefighter plaintiffs. The trial of the first 27 of these plaintiffs’ claims occurred in 2008, when a Cook County jury returned a unanimous verdict in favor of the Company. An additional 40 firefighter plaintiffs were selected for trial in 2009. Plaintiffs’ counsel later moved to reduce the number of plaintiffs from 40 to 9. The trial for these nine plaintiffs concluded with a verdict returned against the Company and for the plaintiffs in varying amounts totaling $0.4 million. The Company is appealing this verdict. All trials previously scheduled in Cook County during 2009 and 2010 were stayed pending the result of this appeal. On April 18, 2011, the trial court lifted this stay and ordered that trials continue while the appeal is pending. Trials have been scheduled in Cook County for November 7, 2011, February 13, 2012, May 14, 2012, August 13, 2012, November 12, 2012, and February 14, 2013. A maximum of 10 plaintiffs have been selected for each trial.
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
Following defense verdicts in the last two Philadelphia trials, the Company negotiated settlements with respect to all remaining filed cases in Philadelphia as well as other firefighter claimants represented by the attorney who filed the Philadelphia cases. On January 4, 2011, the Company entered into a Global Settlement Agreement (the “Settlement Agreement”) with the law firm of the attorney representing the Philadelphia claimants, on behalf of 1,125 claimants the firm represents (the “Claimants”) and who have asserted product claims against the Company (the “Claims”). Three hundred and eight of these claimants have lawsuits pending against the Company in Cook County, Illinois.

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
On April 22, 2011, the Company confirmed that the terms and conditions of the Settlement Agreement had been met and made a payment of $3.6 million to conclude the settlement. The amount was based upon the Company’s receipt of 1,069 signed releases provided by claimants, which was 95.02% of all claimants identified in the Settlement Agreement.
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
On July 29, 2011, a complaint for alleged patent infringements was filed in the U.S. District Court of Delaware by Neology, Inc. against the Company. The lawsuit demands that the Company cease manufacturing, marketing, importing or selling any devices that infringe on certain specified patents and also demands compensation for past alleged infringement. The Company is in the initial stages of investigating the complaint. The Company intends to vigorously defend all claims made under the complaint.
12. SEGMENT INFORMATION
The Company has four operating segments as defined under ASC Topic 280, “Segment Reporting.” Business units are organized under each segment because they share certain characteristics, such as technology, marketing, distribution and product application, which create long-term synergies. The principal activities of the Company’s operating segments are as follows:
Federal Signal Technologies — Our Federal Signal Technologies Group is a provider of technologies and solutions to the intelligent transportation systems and public safety markets and other applications. These products and solutions provide end users with the tools needed to automate data collection and analysis, transaction processing and asset tracking. Federal Signal Technologies provides technology platforms and services to customers in the areas of radio frequency identification systems, transaction processing vehicle classification, electronic toll collection, automated license plate recognition (“ALPR”), electronic vehicle registration, parking and access control, cashless payment solutions, congestion charging, traffic management, site security solutions and supply chain systems. Products are sold under the PIPStm, Idris®, Sirittm and VESystemstm brand names. Federal Signal Technologies operates manufacturing facilities in North America and Europe.
Safety and Security Systems — Our Safety and Security Systems Group is a leading manufacturer and supplier of comprehensive systems and products that law enforcement, fire rescue, emergency medical services, campuses, military facilities and industrial sites use to protect people and property. Offerings include systems for campus and community alerting, emergency vehicles, first responder interoperable communications, industrial communications and command and municipal networked security. Specific products include lightbars and sirens, public warning sirens and public safety software. Products are sold under the Federal SignalTM, Federal Signal VAMATM, Target Tech® and Victor® brand names. The Group operates manufacturing facilities in North America, Europe, and South Africa.
Environmental Solutions — Our Environmental Solutions Group is a leading manufacturer and supplier of a full range of street sweeper and vacuum trucks and high-performance waterblasting equipment for municipal and industrial customers. We also manufacture products for the newer markets of hydro-excavation, glycol recovery and surface cleaning for utility and industrial customers. Products are sold under the Elgin®, Vactor®, Guzzler® and Jetstream® brand names. The Group primarily manufactures its vehicles and equipment in the United States.
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
The Company evaluates performance based on operating income of the respective segment. Operating income includes all revenues, costs and expenses directly related to the segment involved, and excludes acquisition and integration related costs, corporate expenses and interest expenses. These costs are contained at Corporate. Operating segment depreciation expense, identifiable assets and capital expenditures relate to those assets that are utilized by the respective operating segment. Corporate assets consist principally of cash and cash equivalents, short-term investments, notes and other receivables and fixed assets. The accounting policies of each operating segment are the same as those described in the summary of significant accounting policies in the Form 10-K for the year ended December 31, 2010.
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
The following table summarizes the Company’s net sales, operating income (loss), and total assets by segment. The results for the interim periods are not necessarily indicative of results for a full year. Selected financial information is as follows:

	Safety
	and			Federal	Corporate
	Security	Fire	Environmental	Signal	and
($ in millions)	Systems	Rescue	Solutions	Technologies	Eliminations	Total
Three months ended June 30, 2011:
Net sales	$56.3	$24.7	$94.6	$28.9	$—	$204.5
Operating income (loss)	6.3	0.7	9.2	(1.5)	(5.8)	8.9
Three months ended June 30, 2010:
Net sales	56.8	29.6	84.5	24.7	—	195.6
Operating income (loss)	5.8	2.8	7.4	(3.4)	(10.1)	2.5

	Safety
	and				Corporate
	Security	Fire	Environmental	Federal Signal	and
($ in millions)	Systems	Rescue	Solutions	Technologies	Eliminations	Total
Six months ended June 30, 2011:
Net sales	$109.0	$45.9	$171.0	$52.2	$—	$378.1
Operating income (loss)	11.5	1.5	10.1	(5.0)	(10.4)	7.7
Six months ended June 30, 2010:
Net sales	108.9	54.4	154.5	42.4	—	360.2
Operating income (loss)	10.5	3.6	11.2	(6.0)	(18.3)	1.0

	Safety
	and			Federal	Corporate
	Security	Fire	Environmental	Signal	and
($ in millions)	Systems	Rescue	Solutions	Technologies	Eliminations	Total
As of June 30, 2011:
Total assets	$253.0	$122.1	$235.0	$103.5	$25.2	$738.8
As of December 31, 2010:
Total assets	$247.2	$123.2	$241.8	$104.9	$47.4	$764.5
13. RESTRUCTURING
During fiscal years 2010 and 2009, the Company announced restructuring initiatives. As of June 30, 2011 and December 31, 2010, the

Company’s total restructuring accrual was $0.5 million and $2.5 million, respectively. The Company continues to review its businesses for opportunities to reduce operating expenses and focus on executing its strategy based on core competencies and cost efficiencies.
2010 Plan
During the second quarter of 2010, the Company announced restructuring initiatives focused on aligning cost base with revenues and other functional reorganizations, and recorded $3.7 million in restructuring charges related to a global reduction in force across all functions. The total restructuring charge was $5.0 million as of December 31, 2010 and is expected to be completed by the third quarter of 2011.
2009 Plan
In July 2009, the Company began an initiative to consolidate a number of manufacturing and distribution operations into the Company’s University Park, Illinois plant, collectively known as the Footprint Restructuring Plan. The Company completed these actions as of December 31, 2010.
The following presents an analysis of the restructuring reserves included in other accrued liabilities as of June 30, 2011:

($ in millions)	Severance	Other	Total
Balance as of December 31, 2010	$1.9	$0.6	$2.5
Cash payments	(1.7)	(0.3)	(2.0)

Balance as of June 30, 2011	$0.2	$0.3	$0.5

The following presents an analysis of the restructuring reserves included in other accrued liabilities as of June 30, 2010:

($ in millions)	Severance	Other	Total
Balance as of December 31, 2009	$0.8	$0.5	$1.3
Restructuring charges	3.5	0.5	4.0
Cash payments	(0.6)	(0.1)	(0.7)

Balance as of June 30, 2010	$3.7	$0.9	$4.6

The following table shows the total amount of costs incurred by operating segment in connection with the restructuring programs:

	Three months ended		Six months ended
	June 30,		June 30,
($ in millions)	2011	2010	2011	2010
Environmental Solutions	$—	$0.2	$—	$0.2
Safety and Security	—	1.9	—	2.2
Fire Rescue	—	0.6	—	0.6
Federal Signal Technologies	—	0.4	—	0.4

Total restructuring charges by operating segment	—	3.1	—	3.4
Corporate	—	0.6	—	0.6

Total restructuring charges	$—	$3.7	$—	$4.0

14. COMPREHENSIVE INCOME (LOSS)
The following table presents the Company’s comprehensive income (loss) for the three and six months ended June 30, 2011 and 2010:

	Three months ended		Six months ended
	June 30,		June 30,
($ in millions)	2011	2010	2011	2010
Net income (loss)	$6.0	$(2.7)	$0.7	$(7.7)
Foreign currency translation	1.9	(6.3)	10.0	(13.4)
Unrealized gain (loss) on derivatives	0.2	0.3	0.1	0.3
Change in unrecognized losses related to pension benefit plans, net of tax	0.1	1.0	0.9	2.1

Comprehensive income (loss)	$8.2	$(7.7)	$11.7	$(18.7)

15. DISCONTINUED OPERATIONS
The following table presents the operating results of the Company’s discontinued operations for the three and six months ended June 30, 2011 and 2010:

	Three months ended		Six months ended
	June 30,		June 30,
($ in millions)	2011	2010	2011	2010
Net sales	$0.8	$0.5	$1.4	$1.0
Cost and expenses	(0.5)	(1.5)	(1.4)	(2.7)

Loss before income taxes	0.3	(1.0)	—	(1.7)
Income tax benefit (expense)	—	0.2	—	0.4

Income (loss) on discontinued operations	$0.3	$(0.8)	$—	$(1.3)

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
The following table shows an analysis of assets and liabilities of discontinued operations as of June 30, 2011 and December 31, 2010:

	June 30,	December 31,
($ in millions)	2011	2010
Current assets	$—	$—
Properties and equipment	0.5	0.7
Long-term assets	1.0	0.8
Financial service assets, net	1.5	1.6

Total assets of discontinued operations	$3.0	$3.1

Current liabilities	$4.4	$5.9
Long-term liabilities	8.3	10.8
Financial service liabilities	1.6	1.5

Total liabilities of discontinued operations	$14.3	$18.2

Included in current liabilities at June 30, 2011 and December 31, 2010 is $2.4 million and $2.6 million, respectively, related to environmental remediation at the Pearland, Texas facility, which was previously used by the Company’s discontinued Pauluhn business. Included in long-term liabilities at June 30, 2011 and December 31, 2010 is $5.9 million and $6.0 million, respectively, relating to estimated product liability obligations of the North American refuse truck body business.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide information that is supplemental to, and shall be read together with, the condensed consolidated financial statements and the accompanying notes contained in this Quarterly Report on Form 10-Q and the Annual Report on Form 10-K for the year ended December 31, 2010. Information in MD&A is intended to assist the reader in obtaining an understanding of the condensed consolidated financial statements, information about the Company’s business segments and how the results of those segments impact the Company’s results of operations and financial condition as a whole, and how certain accounting principles affect the Company’s condensed consolidated financial statements. The Company’s results for interim periods are not necessarily indicative of annual operating results.
Executive Summary

The Company is a leading global manufacturer and supplier of (i) safety, security and communication equipment, (ii) street sweepers and other environmental vehicles and equipment, and (iii) vehicle-mounted, aerial platforms for fire fighting, rescue, electric utility and industrial uses. We also are a designer and supplier of technology-based products and services for the public safety and intelligent transportation systems markets. In addition, we sell parts and tooling, and provide service, repair, equipment rentals and training as part of a comprehensive offering to our customer base. We operate 19 manufacturing facilities in 6 countries and provide our products and integrated solutions to municipal, governmental, industrial and commercial customers throughout the world.
Results of Operations
The following information summarizes our consolidated statements of operations and illustrates the key financial indicators used to assess our consolidated financial results:

	Three months ended June 30,			Six months ended June 30,
($ in millions, except per share data)	2011	2010	Change	2011	2010	Change
Net sales	$204.5	$195.6	$8.9	$378.1	$360.2	$17.9
Cost of sales	152.8	144.4	8.4	284.9	268.7	16.2

Gross profit	51.7	51.2	0.5	93.2	91.5	1.7
Selling, engineering, general and administrative	42.8	43.9	(1.1)	87.1	82.8	4.3
Goodwill impairment	—	—	—	(1.6)	—	(1.6)
Acquisition and integration related costs	—	1.1	(1.1)	—	3.7	(3.7)
Restructuring charges	—	3.7	(3.7)	—	4.0	(4.0)

Operating income	8.9	2.5	6.4	7.7	1.0	6.7
Interest expense	3.8	3.2	0.6	7.0	6.1	0.9
Other (income) expense, net	(0.2)	0.5	(0.7)	—	1.4	(1.4)
Income tax benefit (expense)	0.4	0.7	(0.3)	(0.3)	2.0	(2.3)

Income (loss) from continuing operations	5.7	(0.5)	6.2	0.4	(4.5)	4.9
Gain (loss) from discontinued operations and disposal, net of tax	0.3	(2.2)	2.5	0.3	(3.2)	3.5

Net income (loss)	$6.0	$(2.7)	$8.7	$0.7	$(7.7)	$8.4

Other data:
Operating margin	4.4%	1.3%	3.1%	2.0%	0.3%	1.7%
Earnings (loss) per share — continuing operations	$0.09	$(0.01)	$0.10	$0.01	$(0.09)	$0.10
Orders	$240.9	$187.0	$53.9	$450.6	$385.7	$64.9
Depreciation and amortization	$5.7	$4.8	$0.9	$11.4	$9.2	$2.2
Net Sales
Safety and Security Systems segment net sales decreased $0.5 million and increased $0.1 million for the three and six months ended June 30, 2011 compared to the respective prior year periods.
Fire Rescue segment net sales decreased $4.9 million and $8.5 million for the three and six months ended June 30, 2011 compared to the respective prior year periods primarily due to a lower order backlog, partially offset by improved industrial demand and favorable currency impacts.
Environmental Solutions segment net sales increased $10.1 million in the three months ended June 30, 2011 compared to the prior year period as a result of an increase in unit shipments for sewer cleaners, vacuum trucks, waterblasters and street sweepers and an improved product mix between municipal and industrial markets. For the six months ended June 30, 2011, net sales increased $16.5 million compared to the prior year period due to increased industrial vacuum trucks, sewer cleaners and street sweeper unit shipments.
Federal Signal Technologies segment net sales increased $4.2 million and $9.8 million for the three and six months ended June 30, 2011 compared to the respective prior year periods due to increased revenue associated with the radio frequency identification systems and the acquisitions of Sirit and VESystems in March 2010.
Cost of Sales

Cost of sales increased $8.4 million and $16.2 million for the three and six months ended June 30, 2011 compared to the prior year periods as a result of increased sales volume. Net sales increased 4% and 5% for the three and six months ended June 30, 2011 over the prior year periods, which is consistent with the cost of sales increases.
Acquisition and Integration Related Costs
For the three and six months ended June 30, 2010, the Company incurred $1.1 million and $3.7 million of acquisition and integration related costs. These costs include, but are not limited to, direct costs of acquisitions and costs directly associated with the formation of Federal Signal Technologies operating segment. There were no acquisition and integration related costs in 2011.
Restructuring Charges
For the three and six months ended June 30, 2011, no restructuring charges were incurred. Restructuring charges for the three and six months ended June 30, 2010 were $3.7 million and $4.0 million, respectively. The 2010 restructuring initiatives focused on aligning the Company’s cost base with revenues and other functional reorganizations.
Operating Income
Operating income increased $6.4 million and $6.7 million for the three and six months ended June 30, 2011 compared to the prior year periods. The increase in operating income is a result of increased net sales volume, reduced restructuring costs, and operating efficiencies associated with the alignment of expenses with revenues.
Interest Expense
Interest expense increased $0.6 million and $0.9 million for the three and six months ended June 30, 2011 compared to the prior year periods due primarily to an increase in interest rates in the Third Amendment and Waiver to the Second Amended and Restated Credit Agreement and the Second Global Amendment. See Note 6 — Debt for further detail.
Effective Tax Rate
The Company’s effective tax rate for continuing operations was a benefit of 7.5% and a benefit of 58.3% for the three months ended June 30, 2011 and 2010, respectively.
The Company’s effective tax rate for continuing operations was an expense of 42.9% and a benefit of 30.8% for the six months ended June 30, 2011 and 2010, respectively.
The tax rates for the three and six months ended June 30, 2011 do not reflect any tax benefit on domestic losses as a result of the domestic valuation allowance which was recorded in the fourth quarter of 2010. For the three and six months ended June 30, 2010, a tax benefit on domestic losses of $2.7 million and $4.5 million, respectively was recorded. The tax benefit for the three and six months ended June 30, 2011 is primarily associated with $0.7 million of foreign income tax, and is partially offset by the release of tax reserves related to the resolution of a foreign tax audit of $0.4 million during the first quarter. The three month period ended June 30, 2011 had a favorable impact of $0.4 million due to a reduction of the valuation allowance needed for domestic deferred tax assets.
The Company’s unrecognized tax benefits were $3.8 million at January 1, 2011, of which $4.1 million are tax benefits that, if recognized, would reduce the annual effective tax rate. The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. Interest and penalties amounting to $0.2 million and $0.1 million, respectively, are included in the condensed consolidated balance sheet at June 30, 2011. The Company expects the unrecognized tax benefits to decrease by $0.3 million over the next twelve months. In the six months ended June 30, 2011, the Company’s unrecognized tax benefits decreased by $0.1 million, primarily due to the aforementioned foreign tax audit resolution net of an IRS audit adjustment agreed to during the quarter.
Income (Loss) from Continuing Operations

Income (loss) from continuing operations was $5.7 million and $(0.5) million in the three months ended June 30, 2011 and 2010, respectively. The increase in income from continuing operations is due to improved operating income as described above and an income tax benefit, partially offset by an increase in interest expense. Income (loss) from continuing operations was $0.4 million and a loss of $(4.5) million in the six months ended June 30, 2011 and 2010, respectively. The increase in income from continuing operations is due to improved operating income as described above and a lower foreign exchange loss of $1.4 million, partially offset by increased interest expense and income tax expense.
Discontinued Operations and Disposals
A gain of $0.3 million, net of tax was recorded in discontinued operations for the three and six months ended June 30, 2011. After tax losses of $2.2 million and $3.2 million were recorded for the three and six months ended June 30, 2010, respectively, due to strategic decisions of the Company to discontinue Riverchase in June 2010 and the China Wholly Owned Foreign Entity (“China WOFE”) in December 2010. In September 2010, the Riverchase business was sold for $0.2 million. The 2010 losses were attributable to an impairment of assets for Riverchase. Riverchase results were previously recorded with the Safety and Security Systems segment. China WOFE results were previously recorded with the Environmental Solutions and Safety and Security Systems segments.
Earnings (Loss) per Share
Diluted earnings per share from continuing operations were $0.09 for the quarter ended June 30, 2011. For the six months ended June 30, 2011, diluted earnings per share from continuing operations was $0.01.
Orders and Backlog
Orders increased 29% and 17% for the three months and six months ended June 30, 2011 compared to the prior year periods as the U.S. and global markets continued their recovery from the recession. In the three months ended June 30, 2011, U.S. and non-U.S. orders increased 26% and 33%, respectively, as compared to the prior year period. In the six months ended June 30, 2011, U.S. and non-U.S. orders, each increased 17% as compared to the prior year period.
U.S. municipal and government orders increased 28%, or $16.7 million in the three months ended June 30, 2011 compared to the prior year, primarily resulting from order increases of $9.1 million for street sweepers and $9.9 million for sewer cleaners. U.S. municipal and government order increases in the three months ended June 30, 2011 were partially offset by a reduction in the municipal police market and ALPR cameras of $2.6 million in total. U.S. municipal and government orders increased 6% for the six months ended, June 30, 2011. Orders in the Environmental Solutions and Federal Signal Technologies segments improved $9.8 million and $1.3 million, respectively for the six months ended June 30, 2011; offset by a reduction in orders in the Safety and Security segment of $3.6 million. The Safety and Security Systems segment decline is attributable to municipal police and warning system products.
U.S. industrial orders increased 25% in the three months ended June 30, 2011 compared to the prior year as a result of continuing improvements within industrial markets. Environmental Solutions segment orders increased $15.4 million in the period, primarily in vacuum truck orders. For the six months ended June 30, 2011, U.S. industrial orders increased $31.1 million or 29%. The Environmental Solutions segment contributed $27.7 million to the six month increase with strong order intake pertaining to vacuum trucks. Safety and Security Systems were up $2.0 million from industrial products. The Federal Signal Technologies segment decreased 10% for the six months ended June 30, 2011; primarily in parking system orders.
Non-U.S. orders increased 33% or $22.5 million in the three months ended June 30, 2011 compared to the prior year. The increase was primarily due to strong demand within the Fire Rescue segment which increased 47%. Environmental Solutions, Safety and Security and Federal Signal Technologies segments all had increases in orders of 31%, 25%, and 24%, respectively. Non-U.S. orders increased 17% or $26.1, million for the six months ended June 30, 2011 compared to the prior year with increases in the Fire Rescue segment of $11.8 million, Environmental Solutions segment of $13.5 million and Safety and Security and Federal Signal Technologies segments remaining relatively flat with increases of $0.2 million and $0.6 million, respectively.
Backlog is $292.7 million at June 30, 2011, which is $72.9 million higher than the same period in 2010.
Safety and Security Systems

The following table summarizes the Safety and Security Systems Group’s operating results for the three and six months ended June 30, 2011 and 2010, respectively:

	Three months ended June 30,			Six months ended June 30,
($ in millions)	2011	2010	Change	2011	2010	Change
Orders	$59.9	$54.5	$5.4	$113.5	$115.0	$(1.5)
Net sales	56.3	56.8	(0.5)	109.0	108.9	0.1
Operating income	6.3	5.8	0.5	11.5	10.5	1.0
Operating margin	11.2%	10.2%	1.0%	10.6%	9.6%	1.0%
Depreciation and amortization	$1.1	$0.9	$0.2	$2.2	$1.9	0.3
Orders of $59.9 million for the quarter were up over the prior year by 10% and year to date orders of $113.5 million were down slightly. U.S. orders for the quarter were down due to weakening in the municipal police markets. Year to date, U.S. orders are down 3%. Non-U.S. orders were up for the quarter as a result of industrial demand and favorable currency impacts. Year to date non-U.S. orders were down slightly, offset by favorable currency rates.
Net sales of $56.3 million for the quarter were down slightly from the prior year and year to date net sales were flat relative to the prior year. U.S. sales were favorable during the quarter and year to date as a result of favorable product mix and increased demand for industrial products. Non-U.S. sales were down for the quarter and year to date due to weak municipal market demand, partially offset by strong industrial exports and favorable currency impacts.
For the second quarter, operating income increased from the prior year by $0.5 million. A reduction in sales volume was offset by favorable restructuring costs between the quarter comparisons. Year to date, operating income increased by $1.0 million due to the absence of restructuring costs in 2011.
Fire Rescue
The following table summarizes the Fire Rescue Group’s operating results for the three and six months ended June 30, 2011 and 2010, respectively:

	Three months ended June 30,			Six months ended June 30,
($ in millions)	2011	2010	Change	2011	2010	Change
Orders	$30.6	$19.7	$10.9	$66.8	$51.4	$15.4
Net sales	24.7	29.6	(4.9)	45.9	54.4	(8.5)
Operating income	0.7	2.8	(2.1)	1.5	3.6	(2.1)
Operating margin	2.8%	9.5%	(6.7%)	3.3%	6.6%	(3.3%)
Depreciation and amortization	$0.6	$0.5	$0.1	$1.2	$1.0	$0.2
Orders for the second quarter increased $10.9 million, or 55% with strong order growth in the industrial market. European fire-lift market orders increased 48% over second quarter 2010. Industrial orders in the U.S. are up $1.7 million over the same quarter for the prior year. Year to date orders are up $15.4 million, or 30%, due to improvement in the fire-lift markets. In addition, the industrial market has begun to recover from the previous global economic recession.
Net sales declined in the current quarter by 17% over the previous year as a result of a low order backlog due to slower demand in Western Europe, offset by increases in the industrial market. Year to date, net sales were down 16% as result of weak backlog from previous quarters in Western Europe, offset by $2.7 million increase in the U.S. industrial market.
Operating income for the second quarter and year to date was down $2.1 million from the same three month and six month period in 2010 primarily as a result of lower sales volumes. Unit margins were unfavorably impacted by mix changes between the fire-lift product and industrial sales.
Environmental Solutions
The following table summarizes the Environmental Solutions Group’s operating results for the three and six month periods ended June 30, 2011 and 2010, respectively:

	Three months ended June 30,			Six months ended June 30,
($ in millions)	2011	2010	Change	2011	2010	Change
Orders	$117.0	$77.0	$40.0	$216.8	$164.6	$52.2
Net sales	94.6	84.5	10.1	171.0	154.5	16.5
Operating income	9.2	7.4	1.8	10.1	11.2	(1.1)
Operating margin	9.7%	8.8%	0.9%	5.9%	7.2%	(1.3%)
Depreciation and amortization	$1.3	$1.1	$0.2	$2.5	$2.3	$0.2
Orders of $117.0 million in the second quarter were up 52% compared to the same quarter in 2010. U.S. orders have increased $34.4 million from the prior year period with municipal sewer cleaners up $9.9 million, street sweepers up $9.1 million, industrial vacuum trucks up $10.5 million, and waterblasting orders up $3.5 million. Non-U.S. orders were up $5.6 million from the prior year period. Year to date orders of $216.8 million were up from the previous year by $52.2 million, or 32%. U.S. orders were up 29%, or $38.7 million, from the prior year primarily as a result of increases in industrial vacuum cleaners of $27.7 million, municipal sewer cleaners of $5.5 million, and street sweepers of $2.9 million. Non-U.S. orders were up 40%, or $13.5 million, from the prior year.
Net sales in the second quarter were up 12% over the prior period. Unit shipments for sewer cleaners, vacuum trucks, and waterblasters were favorable from the prior year as a result of increased new orders and improved mix between industrial and municipal. Year to date net sales are up from the prior year by 11% primarily due to sewer cleaners, vacuum trucks and waterblasting units offset by less sweeper units.
Operating income for the second quarter was up 24% primarily due to increased sales volumes and benefits from 2010 cost reduction activities. The result was an improved operating margin of 9.7% compared 8.8% reported in the same quarter for 2010. Year to date operating income is down $1.1 million due to increased costs with the final deployment of a common Enterprise Resource Planning (“ERP”) system in the first quarter of 2011. In the second quarter, the Company has begun to recover from the disruption in productivity and profitability pertaining to the deployment of the ERP system, as evidenced by the improved operating margins.
Federal Signal Technologies
The following table summarizes the Federal Signal Technologies Group’s operating results for the three and six months ended June 30, 2011 and 2010, respectively:

	Three months ended June 30,			Six months ended June 30,
($ in millions)	2011	2010	Change	2011	2010	Change
Orders	$33.4	$35.8	$(2.4)	$53.5	$54.7	$(1.2)
Net sales	28.9	24.7	4.2	52.2	42.4	9.8
Operating loss	(1.5)	(3.4)	1.9	(5.0)	(6.0)	1.0
Operating margin	(5.2%)	(13.8%)	8.6%	(9.6%)	(14.2%)	4.6%
Depreciation and amortization	$2.5	$2.1	$0.4	$5.1	$3.6	$1.5
Orders were down $2.4 million in the three months ended June 30, 2011 compared to the prior year. U.S. orders were down $4.2 million primarily related to the absence of a large parking system project in 2010. Non-U.S. orders were up 24%, or $1.8 million, in the quarter. Year to date orders of $53.5 million are down 2% from the prior year. U.S. orders were down $1.8 million from the prior year primarily due to the absence of the 2010 parking system project, partially offset by the recently acquired businesses. Non-U.S. orders were up $0.6 million as a result of the recently acquired businesses, offset with a decline in ALPR camera orders.
Net sales increased 17%, or $4.2 million, in the quarter primarily resulting from increased revenue from radio frequency identification systems, partially offset by the reduction of parking system sales. Year to date net sales were favorable to the prior year revenue by 23%, or $9.8 million, resulting from additional revenue from the recently acquired businesses and second quarter favorability in the radio frequency identification systems.
Operating losses of $1.5 million were recognized in the second quarter which was an improvement over the same quarter last year by $1.9 million. This improvement was primarily related to improved net sales volumes and the absence of one-time facility restructuring charges incurred in 2010. Year to date operating loss of $5.0 million is favorable to prior year losses of $6.0 million. Improvements in operating activities were a result of improved sales volume and one time 2010 expenses related to facility restructuring.
On April 20, 2011, the Company entered into a Memorandum of Understanding with Kapsch TrafficCom IVHS Corp., which outlined the parties’ interest in exclusively negotiating further agreements within the next 90 days for the joint development, manufacturing, marketing and sale of products for the intelligent transportation systems and electronic toll collection markets. Effective July 20, 2011, the parties amended the Memorandum of Understanding to extend the 90 day exclusive negotiation period for an additional 30 days until August 21, 2011. As of August 5, 2011 the parties have yet to enter into any agreements.
Corporate Expenses
Corporate expenses decreased to $5.8 million for the second quarter of 2011 compared to $10.1 million in the second quarter of 2010. The decrease was due to $4.3 million in lower expenses associated with legal and trial costs pertaining to the Company’s firefighter hearing loss litigation and an absence of $1.1 million expenses associated with the acquisitions of Sirit and VESystems and the related integration activities at Federal Signal Technologies in 2010, partially offset by an increase in insurance costs of $0.9 million.
Corporate expenses for the six months ended June 30, 2011 were $10.4 million and $18.3 million for the comparable period in 2010. The decrease was attributable to $5.1 million lower expenses associated with legal and trial costs from the Company’s firefighter hearing loss litigation and an absence of $3.7 million expenses associated with the acquisitions of Sirit and VESystems and integration activities at Federal Signal Technologies in 2010, offset by an increase in insurance costs of $1.0 million.
Corporate expenses included depreciation and amortization expense of $0.2 million and $0.4 million for the three and six months ended June 30, 2011, respectively, and $0.2 million and $0.4 million for the comparable periods in 2010, respectively.
Seasonality of Company’s Business
Certain of the Company’s businesses are susceptible to the influences of seasonal buying or delivery patterns. The Company tends to have lower sales in the first calendar quarter compared to other quarters as a result of these influences.
Financial Position, Liquidity and Capital Resources
The Company utilizes its operating cash flow and available borrowings under its revolving credit facility for working capital needs of its operations, capital expenditures, strategic acquisitions of companies operating in markets related to those already served, pension contributions, debt repayments, share repurchases and dividends.
The following table summarizes the Company’s cash flows for the six month periods ended June 30, 2011 and 2010, respectively:

	Six months ended
	June 30,
($ in millions)	2011	2010
Net cash used for operating activities	$(5.5)	$(7.9)
Proceeds from sale of properties, plant and equipment	0.9	1.2
Purchases of properties and equipment	(7.3)	(6.5)
Payments for acquisitions, net of cash acquired	—	(97.3)
Proceeds from equity offering, net of fees	—	71.0
Borrowing activity, net	(28.4)	33.7
Debt amendment fee	(2.1)	—
Net cash used for discontinued financing activities	—	(0.4)
Cash dividends paid to shareholders	(3.7)	(6.7)
Other, net	(1.7)	5.0

Decrease in cash and cash equivalents	$(47.8)	$(7.9)

Cash used in operating activities for the six months ended June 30, 2011 was $5.5 million compared to cash used by operating activities of $7.9 million for the respective prior year period. The change in operating cash flow is primarily driven by a $6.7 million increase in operating income compared to the same period in the prior year.

In the first quarter of 2010, the Company acquired two businesses that are key components to the development of the Company’s Intelligent Transportation Systems strategy. VESystems was acquired for $34.8 million, of which $24.6 million was a cash payment. Sirit was acquired for CDN $77.1 million (USD $74.9 million), all of which was paid in cash. The acquisitions were funded with the Company’s existing cash balances and debt drawn against the availability of the Company’s revolving credit facility. In addition to the use of cash and debt, the Company issued 1.2 million shares of its common stock to fund a portion of the cost of purchasing VESystems.
In May 2010, the Company issued 12.1 million common shares at a price of $6.25 per share for total gross proceeds of $75.5 million. After deducting direct fees, net proceeds totaled $71.0 million. Proceeds from the equity offering were used to pay down debt.
Debt net of cash as a percentage of capitalization was 48.6% at June 30, 2011 versus 47.6% at December 31, 2010. The change was primarily due to an increase in debt net of cash in the first six months of 2011.
The Company was in violation of its Interest Coverage Ratio covenant minimum requirement as defined in the Second Amended and Restated Credit Agreement (the “Credit Agreement”) and the Note Purchase Agreements for the fiscal quarter ended December 31, 2010.
On March 15, 2011, the Company executed the Third Amendment and Waiver to the Second Amended and Restated Credit Agreement dated as of April 25, 2007 among the Company, the bank lenders party thereto, and Bank of Montreal, as Agent (the “Third Amendment and Waiver”) with regard to the Company’s Revolving Credit Facility (the “Revolving Credit Facility”). On the same date, the Company also executed the Second Global Amendment and Waiver to the Note Purchase Agreements (the “Second Global Amendment”) with the holders of its private placement notes (the “Notes”). Both the Third Amendment and Waiver and the Second Global Amendment included a permanent waiver of compliance with the Interest Coverage Ratio covenant for the Company’s fiscal quarter ended December 31, 2010. Included in the terms of the Third Amendment and Waiver and the Second Global Amendment are the replacement of the Interest Coverage Ratio covenant with a minimum EBITDA covenant effective January 1, 2011, with the first required reporting period on April 2, 2011; an increase in pricing to the Company’s Revolving Credit Facility pricing grid; an increase in pricing for the outstanding Notes; mandatory prepayments from proceeds of asset sales; restrictions on use of excess cash flow; restrictions on dividend payments, share repurchases and other restricted payments; and a 50 basis points fee paid to the bank lenders and holders of the Notes upon execution of the Third Amendment and Waiver and the Second Global Amendment.
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
Under the terms of the Third Amendment and Waiver, no share repurchases or other restricted payments will be permitted going forward except with the consent of the bank lenders and the noteholders. Certain restrictions are also placed on the Company’s ability to pay dividends subsequent to effective date of the Third Amendment and Waiver.
As of June 30, 2011, the Company was in compliance with all covenants contained in its debt agreements.
As required in the Third Amendment and Waiver and the Second Global Amendment, on March 15, 2011, the Company repaid $30.0 million that was applied to the amounts outstanding under the Revolving Credit Facility and the Notes on a pro rata basis (i.e, 85.8% for the bank lenders under the Revolving Credit Facility and 14.2% for the Notes).
The Third Amendment and Waiver permanently reduced the available commitments to the Company’s Revolving Credit Facility from $250.0 million to $240.0 million. The Company’s ability to obtain new advances is now limited to $18.0 million as of the execution date of the Third Amendment and Waiver. Borrowings up to the first $18.0 million of new advances under the Revolving Credit Facility are senior in right of payment to the existing borrowings under the Revolving Credit Facility and outstanding debt under the Notes. The Company may repay and reborrow amounts up to $18.0 million of new advances. The Company may also repay amounts greater than $18.0 million under the Revolving Credit Facility and, subject to certain other provisions; the bank lenders will make available those commitments dollar for dollar under the Revolving Credit Facility to $240.0 million.

Borrowings under the Facility pursuant to the Third Amendment and Waiver bear interest, at the Company’s option, at the Base Rate or LIBOR plus an applicable margin. The applicable margin is 2.00% for Base Rate borrowings and 3.00% for LIBOR borrowings for the period January 1, 2011 through June 30, 2011; 2.50% for Base Rate borrowings and 3.50% for LIBOR borrowings from July 1, 2011 through September 30, 2011; 2.75% for Base Rate borrowings and 3.75% for LIBOR borrowings from October 1, 2011 through December 31, 2011; 3.00% for Base Rate borrowings and 4.00% for LIBOR borrowings from January 1, 2012 through March 31, 2012; and 3.25% for Base Rate borrowings and 4.25% for LIBOR borrowings thereafter. The Third Amendment and Waiver require a LIBOR floor of 1.50% beginning January 1, 2011. The six-month LIBOR borrowing option was removed. Interest on all loans is monthly. The default rate increase in interest rates is 300 basis points.
The Second Global Amendment required an increase in interest rates applicable to the Notes by the same amounts as the interest rate increases under the Revolving Credit Facility. Also, under the Second Global Amendment, the default rate increase in interest rates is 300 basis points. The Company also agreed to pay to each consenting Noteholder a consent fee equal to 0.50% of the outstanding principal amounts of the Notes.
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
The Revolving Credit Facility is secured by a first-priority perfected security interest in substantially all of the domestic tangible and intangible assets of the Company and its domestic subsidiaries as the guarantors.
The amendments also contain certain covenants that restrict the Company’s ability make voluntarily debt payments, acquisitions or dispositions without the lender’s consent. In addition, certain limitations are placed on the Company’s capital expenditure levels in future years.
At June 30, 2011, the debt outstanding under the Company’s Revolving Credit Facility has been classified as current liability based on the April 2012 maturity date. It is the Company’s intention to refinance the debt under the Revolving Credit Facility into senior secured long-term notes combined with an asset-based lending facility before December 31, 2011.
At June 30, 2011, $190.0 million was drawn under the Revolving Credit Facility, leaving available borrowings of $50.0 million, that includes $28.8 million of capacity used for existing letters of credit.
At June 30, 2011, $9.5 million was drawn against the Company’s non-U.S. lines of credit, which provide for borrowings up to $18.9 million.
Given the Company’s cash position and debt structure, the Company has not experienced any material liquidity issues. The Company expects that with its existing liquidity and the opportunities available to raise capital in the near term, notwithstanding market conditions, it will meet all of its anticipated needs for liquidity during the next twelve months and for the foreseeable future.
The Company anticipates that capital expenditures for 2011 will approximate $15 million, and will be restricted to no more than $15 million pursuant to the terms of the Third Amendment and Waiver and the Second Global Amendment. The Company believes that its financial resources and major sources of liquidity, including cash flow from operations and borrowing capacity, will be adequate to meet its operating and capital needs in addition to its financial commitments.
Contractual Obligations and Commercial Commitments
Short-term borrowings increased to $9.5 million at June 30, 2011 from $1.8 million at December 31, 2010, primarily due to the funding of working capital needs. Total long-term borrowings, including current portion of long-term borrowings, decreased to $225.8 million at June 30, 2011 from $261.5 million at December 31, 2010. See the Financial Condition, Liquidity and Capital Resources section of this Form 10-Q for more information.
Changes to the Company’s accrual for product warranty claims in the six months ended June 30, 2011 is discussed in Note 11 of the condensed consolidated financial statements included in Part I of this Form 10-Q.
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
Prior to January 1, 2011, for any product within these groups that either was software or was considered software-related, the Company accounted for such products in accordance with the specific industry accounting guidance for software and software-related transactions. In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-14, Topic 985- Certain Revenue Arrangements That Include Software Elements, which amended the accounting standards for revenue recognition to remove tangible products containing software components and non-software components that function together to deliver the products’ essential functionality from the scope of industry-specific software revenue recognition guidance. The Company adopted ASU No. 2009-14 prospectively on January 1, 2011. Certain businesses within the Company’s Federal Signal Technologies Group sell tangible products containing software components and non-software components that function together to deliver the products’ essential functionality, and therefore such products were removed from the scope of industry-specific software guidance effective January 1, 2011.
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

In October 2009, the FASB issued ASU No. 2009-13, Topic 605- Multiple-Deliverable Revenue Arrangements, which changes the level of evidence of standalone selling price required to separate deliverables in a multiple deliverable revenue arrangement by allowing a company to make its best estimate of the selling price of deliverables when more objective evidence of selling price is not available and eliminates the use of the residual method. ASU No. 2009-13 applies to multiple deliverable revenue arrangements that are not accounted for under other accounting pronouncements and retains the use of VSOE if available, and third-party evidence of selling price when VSOE is unavailable. The Company adopted ASU No. 2009-13 prospectively on January 1, 2011. Certain businesses within the Federal Signal Technologies Group sell under multiple deliverable sales arrangements where the Company utilized estimated selling prices under the relative-selling-price method. In arriving at its best estimates of selling price, management considered market conditions as well as Company-specific factors. Management considered the Company’s overall pricing model and objectives, including profit objectives and internal cost structure, as well as historical pricing data.
The effect of adopting ASU Nos. 2009-13 and 2009-14 during the first quarter of 2011 was an increase in revenues of $1.2 million and an increase in cost of sales of $0.6 million. The effect of adopting the new accounting guidance during the second quarter of 2011 was an increase in revenues of $2.1 million and an increase in cost of sales of $0.9 million. The total effect of adopting the new accounting guidance for the six months ended June 30, 2011 was an increase in revenues and cost of sales of $3.3 million and $1.5 million, respectively. The Company anticipates that the effect on the future quarters of 2011 will be consistent with the effect on the first two quarters.
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
As required by Rule 13a-15 under the Securities Exchange Act of 1934, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2011. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2011. As a matter of practice, the Company’s management continues to review and document internal control and procedures for financial reporting. From time to time, the Company may make changes aimed at enhancing the effectiveness of the controls and to ensure that the systems evolve with the business. During the quarter ended June 30, 2011, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II. Other Information

Item 1.	Legal Proceedings
The information is set forth in Note 11 of the condensed consolidated financial statements included in Part I of this Form 10-Q are incorporated herein by reference.

Item 1A.	Risk Factors
There have been no material changes in risk factors described in Item 1A (“Risk Factors”) of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2011.

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
On August 4, 2011, the Company issued a press release announcing its financial results for the three and six months ended June 30, 2011. The full text of the press release is included as Exhibit 99.1 to this Form 10-Q.

Item 6.	Exhibits
Exhibit 10.1 — Performance Based Restricted Stock Unit — Award Agreement — Domestic

Exhibit 10.2 — Performance Based Restricted Stock Unit — Award Agreement — Foreign

Exhibit 10.3 — Nonqualified Stock Option — Award Agreement — Foreign

Exhibit 31.1 — CEO Certification under Section 302 of the Sarbanes-Oxley Act

Exhibit 31.2 — CFO Certification under Section 302 of the Sarbanes-Oxley Act

Exhibit 32.1 — CEO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act

Exhibit 32.2 — CFO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act

Exhibit 99.1 — Press Release dated August 4, 2011

EX-101 INSTANCE DOCUMENT

EX-101 SCHEMA DOCUMENT

EX-101 CALCULATION LINKBASE DOCUMENT

EX-101 LABELS LINKBASE DOCUMENT

EX-101 PRESENTATION LINKBASE DOCUMENT

EX-101 DEFINITION LINKBASE DOCUMENT

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Signal Corporation
Date: August 5, 2011	By:	/s/ William G. Barker, III
William G. Barker, III
Senior Vice President and Chief Financial