Form 10-Q
period 2011-09-30
FEDERAL SIGNAL CORP /DE/
filed 2011-11-01
CIK 277509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Company has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Company was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the Company’s classes of common stock, as of the latest practicable date.

Title
Common Stock, $1.00 par value	62,196,696 shares outstanding at October 13, 2011

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

These risks and uncertainties, some of which are beyond our control, include the cyclical nature of our industrial, municipal, government and commercial markets; restrictive debt covenants; uncertainty in the financial markets which may negatively impact our ability to access additional financing or to refinance our revolving credit facility or existing debt arrangements on favorable terms or at all; impairment of goodwill and other indefinite lived intangible assets; ability to use net operating loss (“NOL”) carryovers to reduce future tax payments; availability of credit and third-party financing for customers; technological advances by competitors; ability to expand into new geographic markets and to anticipate and meet customer demands for new products and product enhancements; domestic and foreign governmental policy change; changes in cost competitiveness including those resulting from foreign currency movements; increased competition and pricing pressures in the markets served; retention of key employees; volatility in securities trading markets; economic downturns; increased warranty and product liability expenses and client service interruption; ability to expand our business through acquisitions; ability to finance acquisitions or successfully integrate acquired companies; unknown liabilities assumed in connection with acquisitions; unforeseen developments in contingencies such as litigation; protection and validity of patent and other intellectual property rights; ability to achieve expected savings from integration, synergy and other cost-control initiatives; compliance with environmental and safety regulations; disruptions in the supply of parts or components from suppliers and subcontractors; risks associated with suppliers, dealer and other partner alliances; disruptions within our dealer market; risks associated with work stoppages and other labor relations matters; restructuring and impairment charges as we continue to evaluate opportunities to restructure our business in an effort to optimize the cost structure; and general changes in the competitive environment. These risks and uncertainties include, but are not limited to, the risk factors described under Item 1A, Risk Factors, in the Company’s Annual Report on Form 10-K, Form 10-Qs and other filings with the SEC. These factors may not constitute all factors that could cause actual results to differ materially from those discussed in any forward-looking statement. We operate in a continually changing business environment and new factors emerge from time to time. We cannot predict such factors nor can we assess the impact, if any, of such factors on our financial position or results of operations. Accordingly, forward-looking statements should not be relied upon as a predictor of actual results. We disclaim any responsibility to update any forward-looking statement provided in this Form 10-Q.

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

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three months ended September 30,		Nine months ended September 30,
($ in millions, except per share data)	2011	2010	2011	2010
Net sales	$194.2	$179.6	$572.3	$539.8
Costs and expenses
Cost of sales	147.9	135.1	432.8	403.8
Selling, engineering, general and administrative	39.0	39.6	126.1	122.4
Goodwill impairment	—	—	(1.6)	—
Acquisition and integration related costs	—	0.1	—	3.8
Restructuring charges	—	—	—	4.0

Operating income	7.3	4.8	15.0	5.8
Interest expense	4.3	2.4	11.3	8.5
Other (expense) income, net	(0.4)	0.7	(0.4)	(0.7)

Income (loss) before income taxes	2.6	3.1	3.3	(3.4)
Income tax (expense) benefit	(0.6)	(0.9)	(0.9)	1.1

Income (loss) from continuing operations	2.0	2.2	2.4	(2.3)
Loss from discontinued operations and disposal, net of income tax benefit (expense) of $0.0, $1.7, ($0.1), and $2.9, respectively	(0.3)	(1.0)	—	(4.2)

Net income (loss)	$1.7	$1.2	$2.4	$(6.5)

COMMON STOCK DATA:
Basic and diluted earnings (loss) per share:
Earnings (loss) from continuing operations	$0.03	$0.04	$0.04	$(0.04)
Loss from discontinued operations and disposal	—	(0.02)	—	(0.08)

Earnings (loss) per share	$0.03	$0.02	$0.04	$(0.12)

Weighted average common shares outstanding (in millions):
Basic	62.2	62.2	62.2	56.1
Diluted	62.2	62.3	62.2	56.2
Cash dividends per share of common stock	$—	$0.06	$—	$0.18

See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

($ in millions, except per share data)	September 30, 2011	December 31, 2010
ASSETS
Current assets
Cash and cash equivalents	$13.2	$62.1
Accounts receivable, net of allowances for doubtful accounts of $3.1 and $2.8, respectively	102.0	100.4
Inventories, net	121.5	119.6
Other current assets	20.2	17.9

Total current assets	256.9	300.0
Properties and equipment, net	63.4	63.2
Other assets
Goodwill	310.7	310.4
Intangible assets	80.4	84.4
Deferred charges and other assets	2.5	3.4

Total assets of continuing operations	713.9	761.4
Assets of discontinued operations	2.9	3.1

Total assets	$716.8	$764.5

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$8.0	$1.8
Current portion of long-term borrowings and capital lease obligations	186.2	76.2
Accounts payable	52.2	53.5
Customer deposits	12.3	10.2
Deferred revenue	10.2	12.4
Accrued liabilities
Compensation and withholding taxes	18.3	21.2
Other	28.3	39.3

Total current liabilities	315.5	214.6
Long-term borrowings and capital lease obligations, less current portion	33.7	184.4
Long-term pension liabilities	37.9	41.3
Deferred gain	22.0	23.5
Deferred tax liabilities	50.4	45.8
Other long-term liabilities	16.8	15.8

Total liabilities of continuing operations	476.3	525.4
Liabilities of discontinued operations	13.5	18.2

Total liabilities	489.8	543.6
Shareholders’ equity
Common stock, $1 par value per share, 90.0 million shares authorized, 63.1 million and 63.0 million shares issued, respectively	63.1	63.0
Capital in excess of par value	166.9	164.7
Retained earnings	53.0	50.6
Treasury stock, 0.9 million and 0.9 million shares at cost, respectively	(16.1)	(15.8)
Accumulated other comprehensive loss	(39.9)	(41.6)

Total shareholders’ equity	227.0	220.9

Total liabilities and shareholders’ equity	$716.8	$764.5

See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (unaudited)

($ in millions)	Common Stock Par Value	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total
Balance at December 31, 2010	$63.0	$164.7	$50.6	$(15.8)	$(41.6)	$220.9
Comprehensive income
Net income			2.4			2.4
Foreign currency translation					(0.4)	(0.4)
Unrealized loss on derivatives, net of tax expense of $0.1					(0.6)	(0.6)
Change in unrecognized gains related to pension benefit plans, net of tax expense of $1.5					2.7	2.7

Comprehensive income						4.1
Stock-based payments
Non-vested stock and options		1.6				1.6
Stock awards	0.1	0.6		(0.3)		0.4

Balance at September 30, 2011	$63.1	$166.9	$53.0	$(16.1)	$(39.9)	$227.0

See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine months ended September 30,
($ in millions)	2011	2010
Operating activities
Net income (loss)	$2.4	$(6.5)
Adjustments to reconcile net income (loss) to net cash used for operating activities
Loss on discontinued operations and disposal	—	4.2
Depreciation and amortization	17.0	14.8
Stock-based compensation expense	1.6	2.9
Goodwill impairment	(1.6)	—
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions of companies	(14.3)	(0.6)

Net cash provided by continuing operating activities	5.1	14.8
Net cash used for discontinued operating activities	(2.3)	(2.2)

Net cash provided by operating activities	2.8	12.6
Investing activities
Purchases of properties and equipment	(12.3)	(10.4)
Proceeds from sales of properties, plant and equipment	1.2	1.8
Payments for acquisitions, net of cash acquired	—	(97.3)

Net cash used for continuing investing activities	(11.1)	(105.9)
Net cash provided by discontinued investing activities	—	0.2

Net cash used for investing activities	(11.1)	(105.7)
Financing activities
(Reduction) increase in debt outstanding under revolving credit facilities	(28.6)	82.5
Proceeds on short-term borrowings	48.5	18.2
Payments on short-term borrowings	(42.4)	(17.2)
Proceeds from issuance of long-term borrowings	0.6	—
Payments on long-term borrowings	(12.4)	(56.7)
Payments of debt amendment fees	(2.3)	—
Cash dividends paid to shareholders	(3.7)	(10.4)
Proceeds from equity offering, net of fees	—	71.2
Other, net	(0.1)	1.1

Net cash (used for) provided by continuing financing activities	(40.4)	88.7
Net cash used for discontinued financing activities	(0.3)	(0.7)

Net cash (used for) provided by financing activities	(40.7)	88.0
Effects of foreign exchange rate changes on cash and cash equivalents	0.1	—

Decrease in cash and cash equivalents	(48.9)	(5.1)
Cash and cash equivalents at beginning of period	62.1	21.1

Cash and cash equivalents at end of period	$13.2	16.0

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

The Company adopted ASU No. 2009-13 and ASU No. 2009-14 prospectively on January 1, 2011. The majority of the Company’s businesses generate revenue through the manufacture and sale of a broad range of specialized products and components, with revenue recognized upon transfer of title and risk of loss, which is generally upon shipment. Certain businesses within the Federal Signal Technologies Group sell under multiple deliverable sales arrangements where the Company utilized estimated selling prices under the relative-selling-price method. In arriving at its best estimates of selling price, management considered market conditions as well as Company-specific factors. Management considered the Company’s overall pricing model and objectives, including profit objectives and internal cost structure, as well as historical pricing data. The effect of adopting the new accounting guidance during the first quarter of 2011 was an increase in revenues of $1.2 million and an increase in cost of sales of $0.6 million. The effect of adopting the new accounting guidance during the second quarter of 2011 was an increase in revenues of $2.1 million and an increase in cost of sales of $0.9 million. The effect of adopting the new accounting guidance during the third quarter of 2011 was an increase in revenues of $0.5 million. The total effect of adopting the new accounting guidance for the nine months ended September 30, 2011 was an increase in revenues and cost of sales of $3.8 million and $1.5 million, respectively. The Company anticipates that the effect on the fourth quarter of 2011 will be consistent with the effect during the third quarter.

In April 2011, the FASB issued ASU No. 2011-05, Topic 220- Presentation of Comprehensive Income, which requires companies to include a statement of comprehensive income as part of its interim and annual financial statements. The new guidance gives companies the option to present net income and comprehensive income either in one continuous statement or in two separate but consecutive statements. This approach represents a change from current generally accepted accounting principles (GAAP), which allows companies to report other comprehensive income (“OCI”) and its components in the statement of shareholders’ equity. The guidance also allows companies to present OCI either net of tax with details in the notes or shown gross of tax (with tax effects shown parenthetically). The Company’s disclosure of OCI for the nine months ended September 30, 2011 is presented in Note 14 – Comprehensive (Loss) Income. Under the new guidance, the information set forth in Note 14 would be shown in the new statement of comprehensive income. This guidance is effective for fiscal years beginning after December 15, 2011. Since the new guidance impacts disclosures only, it will not have an impact on the Company’s financial position, results of operations, or liquidity.

In September 2011, the FASB issued ASU No. 2011-08, Topic 350- Testing of Goodwill for Impairment, that allows companies to assess qualitative factors to determine whether they need to perform the two-step quantitative goodwill impairment test. Under the option, an entity no longer would be required to calculate the fair value of a reporting unit unless it determines, based on that qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The ASU may change how a company tests goodwill for impairment but should not change the timing or measurement of goodwill impairments. The ASU is effective for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company is reviewing the standard for applicability.

No other new accounting pronouncements issued or effective during the first nine months of 2011 have had or are expected to have a material impact on the consolidated financial statements.

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

2. ACQUISITIONS

For the three and nine months ended September 30, 2010, pretax acquisition and integration related expenses totaling $0.1 million and $3.8 million, respectively, were recorded. During the three and nine months ended September 30, 2011, there were no charges recorded for acquisition and integration related costs. These charges, which were expensed in accordance with the accounting guidance for business combinations, were recorded in “Acquisition and integration related costs” on the Condensed Consolidated Statements of Operations.

3. INVENTORIES, NET

($ in millions)	September 30, 2011	December 31, 2010
Raw materials	$56.8	$55.0
Work in progress	33.8	29.0
Finished goods	30.9	35.6

Total inventories, net	$121.5	$119.6

4. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill ($ in millions)	December 31, 2010	Impairment	Other Adjustments Including Currency Translations	September 30, 2011
Environmental Solutions	$120.4	$—	$—	$120.4
Fire Rescue	33.9	—	(0.3)	33.6
Safety and Security Systems	118.2	—	0.1	118.3
Federal Signal Technologies	37.9	1.6	(1.1)	38.4

Total	$310.4	$1.6	$(1.3)	$310.7

Trade names ($ in millions)	December 31, 2010	Impairment	Other Adjustments Including Currency Translations	September 30, 2011
Federal Signal Technologies	$15.3	$—	$0.1	$15.4

Total	$15.3	$—	$0.1	$15.4

The following table provides the gross carrying value and accumulated amortization for each major class of intangible assets:

		September 30, 2011			December 31, 2010
($ in millions)	Average Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortizable Intangible Assets:
Developed software	6	$24.2	$(18.8)	$5.4	$23.0	$(17.5)	$5.5
Patents	10	3.8	(1.1)	2.7	2.3	(0.6)	1.7
Customer relationships	15	45.2	(9.9)	35.3	45.0	(7.3)	37.7
Technology	11	23.7	(4.8)	18.9	23.7	(3.1)	20.6
Other	5	5.6	(2.9)	2.7	5.7	(2.1)	3.6

Total	12	102.5	(37.5)	65.0	99.7	(30.6)	69.1

Indefinite-lived Intangible Assets:
Trade names		15.4	—	15.4	15.3	—	15.3

Total		$117.9	$(37.5)	$80.4	$115.0	$(30.6)	$84.4

Amortization expense for the three and nine months ended September 30, 2011 totaled $2.3 million and $7.2 million, respectively, and for the three and nine months ended September 30, 2010 totaled $2.7 million and $6.5 million, respectively. The Company estimates that the total aggregate amortization expense will be $9.5 million in 2011, $8.5 million in 2012, $7.3 million in 2013, $7.2 million in 2014, $6.5 million in 2015, $6.3 million in 2016, and $26.9 million thereafter.

The Company accounts for goodwill and identifiable intangible assets in accordance with ASC 360 “Intangibles – Goodwill and Other.” Under this standard, the Company assesses the impairment of goodwill and indefinite-lived intangible assets at least annually, on October 31, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

During the fourth quarter of 2010, the Company performed its annual assessment and determined that the goodwill and certain trade names within the Federal Signal Technologies Group reporting unit were impaired and recorded impairment charges of $67.1 million and $11.8 million, respectively. The impairment charges resulted from decreased sales and cash flow estimated in our Federal Signal Technologies Group. Upon completion of a detailed second step impairment analysis in the first quarter of 2011, the Company recorded an adjustment of $1.6 million, which reduced a portion of the original goodwill impairment recognized during the fourth quarter of 2010.

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

		Fair Value Measurements at September 30, 2011
($ in millions)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives	$0.1	$—	$0.1	$—
Liabilities
Derivatives	$0.6	$—	$0.6	$—

		Fair Value Measurements at December 31, 2010
($ in millions)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives	$—	$—	$—	$—
Liabilities
Derivatives	$0.6	$—	$0.6	$—

At September 30, 2011 and December 31, 2010, the fair value of the Company’s derivative instruments was recorded as follows:

	Asset Derivatives September 30, 2011		Liability Derivatives September 30, 2011
($ in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign exchange	Other current assets	$—	Other accrued liabilities	$0.6

Total derivatives designated as hedging instruments		—		0.6
Derivatives not designated as hedging instruments:
Foreign exchange	Accounts receivable, net	0.1	Other accrued liabilities	—

Total derivatives not designated as hedging instruments		0.1		—

Total derivatives		$0.1		$0.6

	Asset Derivatives December 31, 2010		Liability Derivatives December 31, 2010
($ in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign exchange	Other current assets	$—	Other current Liabilities	$0.2

Total derivatives designated as hedging instruments		—		0.2
Derivatives not designated as hedging instruments:
Foreign exchange	Accounts receivable, net	—	Other accrued liabilities	0.4

Total derivatives not designated as hedging instruments		—		0.4

Total derivatives		$—		$0.6

The effect of derivative instruments on the condensed consolidated statement of operations for the three months ended September 30, 2011, was as follows:

($ in millions) Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain Reclassified from Accumulated OCI into Income (Effective Portion)
Interest rate contracts	$—	Interest expense	$—
Foreign exchange	(0.9)	Net sales	0.1

Total	$(0.9)		$0.1

Derivatives Not Designated as Hedging Instruments	Location of Gain Recognized in Income on Derivatives	Amount of Gain Recognized in Income on Derivatives
Foreign exchange	Other income (expense)	$0.2

Total		$0.2

The effect of derivative instruments on the condensed consolidated statement of operations for the nine months ended September 30, 2011 was as follows:

($ in millions) Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain Reclassified from Accumulated OCI into Income (Effective Portion)
Interest rate contracts	$—	Interest expense	$—
Foreign exchange	(0.4)	Net sales	0.3

Total	$(0.4)		$0.3

Derivatives Not Designated as Hedging Instruments	Location of Gain Recognized in Income on Derivatives	Amount of Loss Recognized in Income on Derivatives
Foreign exchange	Other income (expense)	$(0.7)

Total		$(0.7)

At September 30, 2011 and December 31, 2010, accumulated other comprehensive income (loss) associated with interest rate swaps and foreign exchange contracts qualifying for hedge accounting treatment was $(0.6) million and $0.5 million, net of income tax effects, respectively. The Company expects $0.7 million of pre-tax net loss on cash flow hedges that are reported in accumulated other comprehensive loss as of September 30, 2011 to be reclassified into earnings within the next 12 months as the respective hedged transactions affect earnings.

The following table summarizes the carrying amounts and fair values of the Company’s financial instruments:

	September 30, 2011		December 31, 2010
($ in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value
Short-term debt	$8.0	$8.0	$1.8	$1.8
Long-term debt (1)	221.1	219.1	262.1	259.9
Foreign exchange (2)	31.3	(0.6)	28.3	(0.6)

(1)	Long-term debt includes financial service borrowings for all periods presented, which is included in discontinued operations. Long-term debt above includes current maturities of $187.4 million.
(2)	Foreign exchange contracts are denominated in USD, GBP, and Euro.

The carrying value of short-term debt approximates fair value due to its short maturity. The fair value of long-term debt is based on interest rates that are currently available to us for issuance of debt with similar terms and remaining maturities.

6. DEBT

Short-term borrowings consisted of the following:

($ in millions)	September 30, 2011	December 31, 2010
Non-U.S. lines of credit	$8.0	$1.8

Long-term borrowings consisted of the following:

($ in millions)	September 30, 2011	December 31, 2010
Revolving Credit Facility	$186.0	$214.6
Alternative Currency Facility (within Revolving Credit Facility)	—	4.0
13.53% Secured Private Placement note with annual installments of $10.0 million due 2011	—	1.3
13.34% Secured Private Placement note with annual installments of $7.1 million due 2011	—	0.6
12.48% Secured Private Placement note due 2012	28.1	31.9
Secured Private Placement note, floating rate (8.60% and 5.39% at September 30, 2011 and December 31, 2010, respectively) due 2013	6.2	7.1
Subsidiary Loan Agreement	—	1.0
Capital Lease Obligations	0.6	1.0

	220.9	261.5
Unamortized balance of terminated fair value interest rate swaps	0.2	0.6

	221.1	262.1
Less current maturities, excluding financial services activities	(186.0)	(75.8)
Less current capital lease obligations	(0.2)	(0.4)
Less financial services activities — borrowings (included in discontinued operations)	(1.2)	(1.5)

Total long-term borrowings and capital lease obligations, net	$33.7	$184.4

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

As of September 30, 2011, the Company was in compliance with all covenants contained in its debt agreements.

As required in the Third Amendment and Waiver and the Second Global Amendment, on March 15, 2011, the Company repaid $30.0 million that was applied to the amounts outstanding under the Revolving Credit Facility and the Notes on a pro rata basis (i.e., 85.8% for the bank lenders under the Revolving Credit Facility and 14.2% for the Notes).

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

The Company made an Excess Cash Flow payment of $6.5 million on August 15, 2011. The amount allocated to the Revolving Credit Facility and outstanding Private Placement Notes was $5.6 million and $0.9 million, respectively. The Revolving Credit Facility Commitments were reduced to $234.4 million immediately after the excess cash flow payment was executed.

The Revolving Credit Facility and Private Placement Notes are secured by a first-priority perfected security interest in substantially all of the domestic tangible and intangible assets of the Company and its domestic subsidiaries as the guarantors.

The amendments also contain certain covenants that restrict the Company’s ability to make voluntarily debt payments, acquisitions or dispositions without the lenders’ consent. In addition, certain limitations are placed on the Company’s capital expenditure levels in future years.

At September 30, 2011, $186.0 million was drawn under the Revolving Credit Facility, leaving available borrowings of $48.4 million that includes $28.8 million of capacity used for existing letters of credit.

At September 30, 2011, the debt outstanding under the Company’s Revolving Credit Facility has been classified as a current liability based on the April 2012 maturity date. It is the Company’s intention to refinance, prior to maturity, all debt outstanding under the Revolving Credit Facility and Private Placement Notes into senior secured long-term notes combined with an asset-based lending facility.

At September 30, 2011, $8.0 million was drawn against the Company’s non-U.S. lines of credit, which provide for borrowings up to $17.4 million.

7. SHAREHOLDERS’ EQUITY

In May 2010, the Company issued 12.1 million common shares at a price of $6.25 per share for total gross proceeds of $75.5 million. After deducting direct fees, net proceeds to the Company totaled $71.0 million. Proceeds from the equity offering were used to pay down debt.

8. INCOME TAXES

The Company recognized an income tax provision of $0.6 million and $0.9 million for the three and nine months ended September 30, 2011. Due to the Company’s recent cumulative domestic losses for book purposes and the uncertainty of the realization of certain deferred tax assets, the Company continues to adjust its valuation allowances as the deferred tax assets increase or decrease, resulting in effectively no recorded tax benefit for domestic operating losses or domestic loss carryforwards. However, an income tax provision is recorded for foreign operations and other jurisdictions that are not in a cumulative loss position. The Company’s effective tax rate for the three and nine months ended September 30, 2011 was 23.1% and 27.3%, respectively.

The Company recognized an income tax provision of $0.9 million and an income tax benefit of $1.1 million for the three and nine months ended September 30, 2010, respectively. In the three month period ended September 30, 2010, the Company recorded a tax provision on both foreign and domestic income. In the nine month period ended September 30, 2010, the Company recorded a tax provision on foreign income, but a tax benefit on its domestic losses. In addition, the nine months ended September 30, 2010 include a $0.9 million tax benefit for the release of FIN 48 reserves. The Company’s effective tax rate for the three and nine months ended September 30, 2010 was 29.0% and 32.4%, respectively.

9. POSTRETIREMENT BENEFITS

The components of the Company’s net periodic pension expense for its defined benefit pension plans are summarized as follows:

	U.S. Benefit Plan				Non-U.S. Benefit Plan
	Three months ended September 30,		Nine months ended September 30,		Three months ended September 30,		Nine months ended September 30,
($ in millions)	2011	2010	2011	2010	2011	2010	2011	2010
Service Cost	$—	$—	$—	$—	$—	$—	$0.1	$0.1
Interest cost	1.9	2.0	5.8	5.9	0.8	0.8	2.2	2.0
Expected return on plan assets	(1.9)	(2.2)	(5.7)	(6.6)	(0.8)	(0.8)	(2.5)	(2.3)
Amortization of actuarial loss	1.2	0.9	3.6	2.8	0.2	0.2	0.7	0.6

Net periodic pension expense	$1.2	$0.7	$3.7	$2.1	$0.2	$0.2	$0.5	$0.4

During the nine month period ended September 30, 2011, a $1.6 million contribution was made to the U.S. defined benefit plan and a $0.9 million contribution was made to the non-U.S. defined benefit plan. During the comparable prior year period, no contribution to the U.S. defined benefit plan was made and the Company contributed $0.8 million to the non-U.S. defined benefit plan.

10. EARNINGS (LOSS) PER SHARE

Earnings (Loss) per share — basic is computed by dividing income or loss available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Earnings (loss) per share — diluted reflects the potential dilution that could occur if options issued under stock-based compensation awards were exercised and converted into common stock. For the three month periods ended September 30, 2011 and 2010, options to purchase 2.1 million and 2.0 million shares of the Company’s common stock had exercise prices that were greater than the average market price of those shares during the respective reporting periods. For the nine months ended September 30, 2011 and 2010, options to purchase 1.8 million and 1.5 million shares of the Company’s common stock had exercise prices that were greater than the average market price of those shares during the respective reporting periods. As a result, these shares are excluded from the earnings (loss) per share calculation as they are anti-dilutive.

Computation of Earnings (Loss) per Common Share

	Three months ended September 30,		Nine months ended September 30,
($ in millions, except per share data)	2011	2010	2011	2010
Income (loss) from continuing operations	$2.0	$2.2	$2.4	$(2.3)
Loss from discontinued operations and disposal, net of tax	(0.3)	(1.0)	—	(4.2)

Net income (loss)	$1.7	$1.2	$2.4	$(6.5)

Average shares outstanding — basic	62.2	62.2	62.2	56.1
Dilutive effect of stock options and other	—	0.1	—	0.1

Diluted shares outstanding	62.2	62.3	62.2	56.2

Basic and diluted earnings (loss) per share:
Earnings (loss) from continuing operations	$0.03	$0.04	$0.04	$(0.04)
Loss from discontinued operations and disposal	—	(0.02)	—	(0.08)

Earnings (loss) per share	$0.03	$0.02	$0.04	$(0.12)

Weighted average common shares outstanding (in millions):
Basic	62.2	62.2	62.2	56.1
Diluted	62.2	62.3	62.2	56.2

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

Changes in the Company’s warranty liabilities in the nine month periods ended September 30, 2011 and 2010 were as follows:

($ in millions)	2011	2010
Balance at beginning of year	$5.7	$6.2
Provisions to expense	6.9	5.2
Actual costs incurred	(6.1)	(5.0)

Balance at September 30	$6.5	$6.4

Environmental Liabilities

The Company retained an environmental consultant to conduct an environmental risk assessment at its Pearland, Texas facility. The facility, which was previously used by the Company’s discontinued Pauluhn business, manufactured marine, offshore and industrial lighting products. While the Company has not completed the risk assessment analysis, it appears probable the site will require remediation. As of September 30, 2011, $2.2 million of reserves related to the environmental remediation are included in Liabilities of discontinued operations on the Condensed Consolidated Balance Sheet. The Company’s estimate may change in the near term as more information becomes available; however, the costs are not expected to have a material adverse effect on the Company’s results of operations, financial position or liquidity.

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

The Company has also been sued on this issue outside of the Cook County, Illinois venue. Most of these cases have involved lawsuits filed by a single attorney in the Court of Common Pleas, Philadelphia County, Pennsylvania. Since September 2007, this attorney filed a total of 71 lawsuits, involving 71 plaintiffs in this jurisdiction. Three of these cases were dismissed pursuant to pretrial motions filed by the Company. Another case was voluntarily dismissed. Prior to trial in four cases, the Company paid nominal sums, which included reimbursements of expenses, to obtain dismissals. Three trials occurred in Philadelphia involving these cases. The first trial involving one of these plaintiffs occurred in 2010, when the jury returned a verdict for the plaintiff. In particular, the jury found that the Company’s siren was not defectively designed, but that the Company negligently constructed the siren. The jury awarded damages in the amount of $0.1 million, which was subsequently reduced to $0.08 million. The Company appealed this verdict. Another trial, involving 9 Philadelphia firefighter plaintiffs, also occurred in 2010 when the jury returned a defense verdict for the Company as to all claims and all plaintiffs involved in that trial. The third trial, involving 9 Philadelphia firefighter plaintiffs, was completed during 2010 when the jury returned a defense verdict for the Company as to all claims and all plaintiffs involved in that trial.

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

The Settlement Agreement, as amended, provides that the Company shall pay (the “Settlement Payment”) a total amount of $3.8 million to settle the Claims (including the costs, fees and other expenses of the law firm in connection with its representation of the claimants), subject to certain terms, conditions and procedures set forth in the Settlement Agreement. In order for the Company to be required to make the Settlement Payment: (i) each claimant who agrees to settle his or her claims must sign a release acceptable to the Company (a “Release”); (ii) each claimant who agrees to the settlement and who is a plaintiff in a lawsuit, must dismiss his or her lawsuit, with prejudice; (iii) by April 29, 2011, at least 93% of the claimants identified in Appendix A to the Settlement Agreement must have agreed to settle their claims and provide a signed Release to the Company; and (iv) the law firm shall have withdrawn from representing any claimants who do not agree to the settlement, including those who have filed lawsuits. If the conditions to the settlement set forth in the Settlement Agreement are met, but less than 100% of the claimants have agreed to settle their Claims and sign a Release, the Settlement Payment will be reduced by the percentage of claimants who do not agree to the settlement.

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

Firefighters have brought hearing loss claims against the Company in jurisdictions other than Philadelphia and Cook County. In particular, cases have been filed in New Jersey, Missouri, Maryland, and New York. All of those cases were dismissed prior to trial, including four cases in the Supreme Court of Kings County, New York which were dismissed upon the Company’s motion in 2008. The trial court subsequently denied reconsideration of its ruling. On appeal, the appellate court affirmed the trial court’s dismissal of these cases. Plaintiffs’ attorneys have threatened to file additional lawsuits. The Company intends to vigorously defend all of these lawsuits.

On July 29, 2011, a complaint for alleged patent infringements was filed in the U.S. District Court of Delaware by Neology, Inc. against the Company. The lawsuit demands that the Company cease manufacturing, marketing, importing or selling any devices that infringe on certain specified patents and also demands compensation for past alleged infringement. The Company has denied the allegations in the complaint and intends to vigorously defend itself in this litigation.

12. SEGMENT INFORMATION

The Company has four operating segments as defined under ASC Topic 280, “Segment Reporting.” Business units are organized under each segment because they share certain characteristics, such as technology, marketing, distribution and product application, which create long-term synergies. The principal activities of the Company’s operating segments are as follows:

Federal Signal Technologies—Our Federal Signal Technologies Group is a provider of technologies and solutions to the intelligent transportation systems and public safety markets and other applications. These products and solutions provide end users with the tools needed to automate data collection and analysis, transaction processing and asset tracking. Federal Signal Technologies provides technology platforms and services to customers in the areas of radio frequency identification systems (“RFID”), transaction processing vehicle classification, electronic toll collection, automated license plate recognition (“ALPR”), electronic vehicle registration, parking and access control, cashless payment solutions, congestion charging, traffic management, site security solutions and supply chain systems. Products are sold under the PIPS™, Idris®, Sirit® and VESystems™ brand names. Federal Signal Technologies operates manufacturing facilities in North America and Europe.

Safety and Security Systems—Our Safety and Security Systems Group is a leading manufacturer and supplier of comprehensive systems and products that law enforcement, fire rescue, emergency medical services, campuses, military facilities and industrial sites use to protect people and property. Offerings include systems for campus and community alerting, emergency vehicles, first responder interoperable communications, industrial communications and command and municipal networked security. Specific products include lightbars and sirens, public warning sirens and public safety software. Products are sold under the Federal SignalTM, Federal Signal VAMATM, Target Tech® and Victor® brand names. The Group operates manufacturing facilities in North America, Europe, and South Africa.

Environmental Solutions—Our Environmental Solutions Group is a leading manufacturer and supplier of a full range of street sweeper and vacuum trucks and high-performance waterblasting equipment for municipal and industrial customers. We also manufacture products for the newer markets of hydro-excavation, glycol recovery and surface cleaning for utility and industrial customers. Products are sold under the Elgin®, Vactor®, Guzzler® and Jetstream® brand names. The Group primarily manufactures its vehicles and equipment in the United States.

Fire Rescue—Our Fire Rescue Group is a leading manufacturer and supplier of sophisticated, vehicle-mounted, aerial platforms for fire fighting, rescue, electric utility and industrial uses. End customers include fire departments, industrial fire services, electric utilities, maintenance rental companies for applications such as fire fighting and rescue, transmission line maintenance, and installation and maintenance of wind turbines. The Group’s telescopic/articulated aerial platforms are designed in accordance with various regulatory codes and standards, such as European Norms, National Fire Protection Association and American National Standards Institute. In addition to equipment sales, the Group sells parts, service and training as part of a complete offering to its customer base. The Group manufactures in Finland and sells globally under the Bronto Skylift® brand name.

Corporate contains those items that are not included in our other operating segments.

The Company evaluates performance based on operating income of the respective segment. Operating income includes all revenues, costs and expenses directly related to the segment involved, and excludes acquisition and integration related costs, corporate expenses and interest expenses. Those costs are contained at Corporate. Operating segment depreciation expense, identifiable assets and capital expenditures relate to those assets that are utilized by the respective operating segment. Corporate assets consist principally of cash and cash equivalents, short-term investments, notes and other receivables and fixed assets. The accounting policies of each operating segment are the same as those described in the summary of significant accounting policies in the Form 10-K for the year ended December 31, 2010.

We have reclassified certain prior period amounts to conform to the current period presentation. Included with reclassifications are restatements for both discontinued operations and the reorganization of certain operating segments. Information regarding the Company’s discontinued operations is included in Note 15—Discontinued Operations. The segment information included herein has been reclassified to reflect such discontinued operations.

The following table summarizes the Company’s net sales, operating income (loss), and total assets by segment. The results for the interim periods are not necessarily indicative of results for a full year.

($ in millions)	Safety And Security Systems	Fire Rescue	Environmental Solutions	Federal Signal Technologies	Corporate And Eliminations	Total
Three months ended September 30, 2011
Net sales	$52.0	$22.2	$93.6	$26.4	$—	$194.2
Operating income (loss)	4.4	0.2	7.7	(1.0)	(4.0)	7.3
Three months ended September 30, 2010
Net sales	50.7	19.9	83.4	25.6	—	179.6
Operating income (loss)	6.0	1.4	4.9	(2.3)	(5.2)	4.8

($ in millions)	Safety And Security Systems	Fire Rescue	Environmental Solutions	Federal Signal Technologies	Corporate And Eliminations	Total
Nine months ended September 30, 2011
Net sales	$161.0	$68.1	$264.6	$78.6	$—	$572.3
Operating income (loss)	15.9	1.7	17.8	(6.0)	(14.4)	15.0
Nine months ended September 30, 2010
Net sales	159.6	74.3	237.9	68.0	—	539.8
Operating income (loss)	16.5	5.0	16.1	(8.3)	(23.5)	5.8

($ in millions)	Safety And Security Systems	Fire Rescue	Environmental Solutions	Federal Signal Technologies	Corporate And Eliminations	Total
As of September 30, 2011
Total assets	$249.0	$108.8	$233.3	$103.0	$22.7	$716.8
As of December 31, 2010
Total assets	$247.2	$123.2	$241.8	$104.9	$47.4	$764.5

13. RESTRUCTURING

During fiscal 2010 and 2009, the Company announced restructuring initiatives. As of September 30, 2011 and December 31, 2010, the Company’s total restructuring accrual was $0.4 million and $2.5 million, respectively. The Company continues to review its business for opportunities to reduce operating expenses and focus on executing its strategy based on core competencies and cost efficiencies.

2010 Plan

During the second quarter of 2010, the Company announced restructuring initiatives focused on aligning the Company’s cost base with revenues and other functional reorganizations and recorded $3.7 million in restructuring charges related to a global reduction in force across all functions. The total restructuring charge was $5.0 million as of December 31, 2010 and is expected to be completed by the fourth quarter of 2011.

2009 Plan

In July 2009, the Company began an initiative to consolidate a number of manufacturing and distribution operations into the Company’s University Park, Illinois plant, collectively known as the Footprint Restructuring Plan. The Company completed these actions as of December 31, 2010.

The following presents an analysis of the restructuring reserves included in other accrued liabilities as of September 30, 2011:

($ in millions)	Severance	Other	Total
Balance as of December 31, 2010	$1.9	$0.6	$2.5
Cash payments	(1.7)	(0.4)	(2.1)

Balance as of September 30, 2011	$0.2	$0.2	$0.4

The following presents an analysis of the restructuring reserves included in other accrued liabilities as of September 30, 2010:

($ in millions)	Severance	Other	Total
Balance as of December 31, 2009	$0.8	$0.5	$1.3
Restructuring charges	3.3	0.7	4.0
Cash payments	(1.5)	(0.6)	(2.1)

Balance as of September 30, 2010	$2.6	$0.6	$3.2

The following table shows the costs incurred by operating segment in connection with the restructuring programs:

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2011	2010	2011	2010
Environmental Solutions	$—	$0.4	$—	$0.7
Safety and Security Systems	—	(0.4)	—	1.7
Fire Rescue	—	—	—	0.6
Federal Signal Technologies	—	—	—	0.4

Total restructuring by operating segment	—	—	—	3.4
Corporate	—	—	—	0.6

Total restructuring	$—	$—	$—	$4.0

14. COMPREHENSIVE (LOSS) INCOME

The following table presents the Company’s comprehensive (loss) income for the three and nine month periods ended September 30, 2011 and 2010, respectively:

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2011	2010	2011	2010
Net income (loss)	$1.7	$1.2	$2.4	$(6.5)
Foreign currency translation	(10.4)	15.2	(0.4)	(1.3)
Unrealized (loss) gain on derivatives, net of tax	(0.6)	0.2	(0.6)	0.5
Change in unrecognized gain related to pension benefit plans, net of tax	1.7	0.2	2.7	2.3

Comprehensive (loss) income	$(7.6)	$16.8	$4.1	$(5.0)

15. DISCONTINUED OPERATIONS

The following table presents the operating results of the Company’s discontinued operations for the three and nine month periods ended September 30, 2011 and 2010, respectively:

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2011	2010	2011	2010
Net sales	$0.4	$0.3	$1.8	$1.3
Cost and expenses	(0.6)	(1.5)	(2.0)	(4.2)

Loss before income taxes	(0.2)	(1.2)	(0.2)	(2.9)
Income tax benefit	—	0.3	—	0.7

Loss on discontinued operations	$(0.2)	$(0.9)	$(0.2)	$(2.2)

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

The following table shows an analysis of assets and liabilities of discontinued operations as of September 30, 2011 and December 31, 2010:

($ in millions)	September 30, 2011	December 31, 2010
Current assets	$—	$—
Properties and equipment	0.5	0.7
Long-term assets	1.2	0.8
Financial service assets, net	1.2	1.6

Total assets of discontinued operations	$2.9	$3.1

Current liabilities	$4.0	$5.9
Long-term liabilities	8.3	10.8
Financial service liabilities	1.2	1.5

Total liabilities of discontinued operations	$13.5	$18.2

Included in current liabilities at September 30, 2011 and December 31, 2010 is $2.2 million and $2.6 million, respectively, related to environmental remediation at the Pearland, Texas facility, which was previously used by the Company’s discontinued Pauluhn business. Included in long-term liabilities at September 30, 2011 and December 31, 2010 is $5.9 million and $6.0 million, respectively, relating to estimated product liability obligations of the North American refuse truck body business.

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

Results of Operations

The following information summarizes our consolidated statements of operations and illustrates the key financial indicators used to assess our consolidated financial results:

	Three months ended September 30,			Nine months ended September 30,
($ in millions, except per share data)	2011	2010	Change	2011	2010	Change
Net sales	$194.2	$179.6	$14.6	$572.3	$539.8	$32.5
Cost of sales	147.9	135.1	12.8	432.8	403.8	29.0

Gross profit	46.3	44.5	1.8	139.5	136.0	3.5
Selling, engineering, general and administrative	39.0	39.6	(0.6)	126.1	122.4	3.7
Goodwill impairment	—	—	—	(1.6)	—	(1.6)
Acquisition and integration related costs	—	0.1	(0.1)	—	3.8	(3.8)
Restructuring charges	—	—	—	—	4.0	(4.0)

Operating income	7.3	4.8	2.5	15.0	5.8	9.2
Interest expense	4.3	2.4	1.9	11.3	8.5	2.8
Other (expense) income, net	(0.4)	0.7	(1.1)	(0.4)	(0.7)	0.3
Income tax (expense) benefit	(0.6)	(0.9)	0.3	(0.9)	1.1	(2.0)

Income (loss) from continuing operations	2.0	2.2	(0.2)	2.4	(2.3)	4.7
Loss from discontinued operations and disposal, net of tax	(0.3)	(1.0)	0.7	—	(4.2)	4.2

Net income (loss)	$1.7	$1.2	$0.5	$2.4	$(6.5)	$8.9

Other data:
Operating margin	3.8%	2.7%	1.1%	2.6%	1.1%	1.5%
Earnings (loss) per share — continuing operations	$0.03	$0.04	$(0.01)	$0.04	$(0.04)	$0.08
Orders	$214.2	$170.0	$44.2	$664.8	$555.7	$109.1
Depreciation and amortization	$5.6	$5.1	$0.5	$17.0	$14.8	$2.2

Net Sales

Safety and Security Systems segment net sales increased $1.3 million and $1.4 million for the three and nine months ended September 30, 2011, respectively, compared to the respective prior year periods primarily due to increased demand for U.S. products in the export market, partially offset by soft municipal demand for police, fire, and outdoor warning products.

Fire Rescue segment net sales increased $2.3 million for the three months ended September 30, 2011 and decreased $6.2 million for the nine months ended September 30, 2011 compared to the respective prior year periods. The increase in net sales for the three months ended September 30, 2011 and the decrease in net sales for the nine months ended September 30, 2011 are primarily due to foreign currency impacts.

Environmental Solutions segment net sales increased $10.2 million and $26.7 million in the three and nine months ended September 30, 2011, respectively, compared to the prior year periods primarily as a result of an increase in industrial vacuum and sewer cleaner truck shipments.

Federal Signal Technologies segment net sales increased $0.8 million and $10.6 million for the three and nine months ended September 30, 2011, respectively, compared to the respective prior year periods. The change for the nine months ended September 30, 2011 is due to increased net sales associated with the Sirit and VESystems which were acquired in March 2010.

Acquisition and Integration Related Costs

For the three and nine months ended September 30, 2010, the Company incurred $0.1 million and $3.8 million of acquisition and integration related costs, respectively. These costs include direct costs of recent acquisitions and costs associated with the formation of our operating segment, Federal Signal Technologies (“FSTech”). There were no acquisition and integration related costs in 2011.

Restructuring Charges

For the three and nine months ended September 30, 2011 and for the three months ended September 30, 2010, no restructuring charges were incurred. Restructuring charges for the nine months ended September 30, 2010 were $4.0 million. The 2010 restructuring initiatives focused primarily on aligning the Company’s cost base with revenues.

Operating Income

Operating income increased $2.5 million and $9.2 million in the three months and nine months ended September 30, 2011, respectively, compared to the prior year periods. The increase in operating income is a result of increased sales volume, reduced restructuring costs, and operating efficiencies associated with the alignment of expenses with revenues. The goodwill impairment adjustment of $1.6 million also contributed to the increase in operating income.

Interest Expense

Interest expense increased $1.9 million and $2.8 million for the three months and nine months ended September 30, 2011, respectively, compared to the respective prior year periods, primarily due to an increase in interest rates in the Third Amendment and Waiver to the Second Amended and Restated Credit Agreement and the Second Global Amendment. See Note 6 – Debt for further detail.

Other (Expense) Income, Net

Other (expense) income, net decreased $1.1 million for the three months ended September 30, 2011 and improved $0.3 million for the nine months ended September 30, 2011 compared to the respective prior year periods primarily as a result of foreign currency impacts.

Effective Tax Rate

The Company recognized an income tax provision of $0.6 million and $0.9 million for the three and nine months ended September 30, 2011. Due to the Company’s recent cumulative domestic losses for book purposes and the uncertainty of the realization of certain deferred tax assets, the Company continues to adjust its valuation allowances as the deferred tax assets increase or decrease, resulting in effectively no recorded tax benefit for domestic operating losses or domestic loss carryforwards. However, an income tax provision is recorded for foreign operations and other jurisdictions that are not in a cumulative loss position. The Company’s effective tax rate for the three and nine months ended September 30, 2011 was 23.1% and 27.3%, respectively.

The Company recognized an income tax provision of $0.9 million and an income tax benefit of $1.1 million for the three and nine months ended September 30, 2010, respectively. In the three month period ended September 30, 2010, the Company recorded a tax provision on both foreign and domestic income. In the nine month period ended September 30, 2010, the Company recorded a tax provision on foreign income, but a tax benefit on its domestic losses. In addition, the nine months ended September 30, 2010 includes a $0.9 million tax benefit for the release of FIN 48 reserves. The Company’s effective tax rate for the three and nine months ended September 30, 2010 was 29.0% and 32.4%, respectively.

Income from Continuing Operations

Income from continuing operations was $2.0 million and $2.2 million in the three months ended September 30, 2011 and 2010, respectively. The small decrease in income from continuing operations is due to higher interest expense and a decrease in other income (expense), net, partially offset by improved operating income. Income (loss) from continuing operations was $2.4 million and $(2.3) million in the nine months ended September 30, 2011 and 2010, respectively. The increase in income from continuing operations is due to higher operating income as described above, partially offset by higher interest and tax expenses.

Discontinued Operations and Disposals

A loss of $0.3 million was recorded in discontinued operations and disposals for three months ended September 30, 2011. After-tax losses of $1.0 million and $4.2 million were recorded for the three and nine months ended September 30, 2010. These losses were associated with strategic decisions of the Company to discontinue the China Wholly Owned Foreign Entity (“China WOFE”) in December 2010 and Riverchase in June 2010. In September 2010, the Riverchase business was sold for $0.2 million. The 2010 losses were attributable to impairment of assets for Riverchase. The Riverchase results were previously recorded with the Safety and Security Systems segment. China WOFE results were previously recorded with Environmental Solutions and Safety and Security Systems segments.

Earnings per Share

Diluted earnings per share from continuing operations were $0.03 for the quarter ended September 30, 2011. For the nine months ended September 30, 2011, diluted earnings per share from continuing operations were $0.04.

Orders and Backlog

Orders increased 26% and 20% for the three months and nine months ended September 30, 2011, respectively, compared to the prior year periods as the U.S. and global markets continued their recovery from the recession. In the three months ended September 30, 2011, U.S. and non-U.S. orders increased 11% and 55%, respectively, compared to the prior year period. In the nine months ended September 30, 2011, U.S. and non-U.S. orders increased 15% and 28%, respectively, compared to the prior year period.

U.S. municipal and government orders increased 17%, or $8.4 million, in the three months ended September 30, 2011 compared to the prior year period, primarily resulting from order increases of $6.6 million for sewer cleaners and $3.9 million for municipal products within the Safety and Security Systems Group. U.S. municipal and government order increases in the three months ended September 30, 2011 were partially offset by a reduction in the sweeper market of $3.2 million. U.S. municipal and government orders increased 9% for the nine months ended, September 30, 2011. Orders in the Environmental Solutions and Federal Signal Technologies segments improved $14.1 million and $1.9 million, respectively for the nine months ended September 30, 2011. U.S. municipal and government orders for the other reporting segments remained flat.

U.S. industrial orders increased 6% in the three months ended September 30, 2011 compared to the prior year period as a result of continuing improvements within industrial markets. Environmental Solutions segment orders increased $5.1 million in the period primarily related to industrial vacuum trucks and waterblasting orders. For the nine months ended September 30, 2011, U.S. industrial orders increased $34.6 million, or 21%. The largest improvement in the nine month period was within the Environmental Solutions segment, which contributed a 42% increase due to strong order intake of industrial vacuum trucks. Fire Rescue and Safety and Security Systems showed modest improvements in industrial segment orders with increases of $3.1 million and $2.8 million, respectively. Orders in the Federal Signal Technologies segment decreased 12% for the nine months ended September 30, 2011, primarily due to the absence of a large parking system project order that was recorded in 2010.

Non-U.S. orders increased 55%, or $32.2 million, in the three months ended September 30, 2011 compared to the prior year period. The increase was primarily due to strong demand within the Fire Rescue segment, which increased $21.4 million. Environmental Solutions and Safety and Security Systems had increases in orders of 69% and 23%, respectively, partially offset by a 10% decline in the Federal Signal Technologies segment. Non-U.S. orders increased 28%, or $58.4 million, for the nine months ended September 30, 2011 compared to the prior year, with increase in the Fire Rescue segment of $33.2 million, the Environmental Solutions segment of $20.4 million and the Safety and Security Systems segment of $4.7 million. The Federal Signal Technologies segment remained flat.

Backlog is $300.9 million at September 30, 2011, which is $83.1 million higher than the same period in 2010.

Safety and Security Systems

The following table summarizes the Safety and Security Systems Group’s operating results for the three and nine months ended September 30, 2011 and 2010, respectively:

	Three months ended September 30,			Nine months ended September 30,
($ in millions)	2011	2010	Change	2011	2010	Change
Orders	$57.4	$48.3	$9.1	$170.9	$163.3	$7.6
Net sales	52.0	50.7	1.3	161.0	159.6	1.4
Operating income	4.4	6.0	(1.6)	15.9	16.5	(0.6)
Operating margin	8.5%	11.8%	(3.3%)	9.9%	10.3%	(0.4%)
Depreciation and amortization	$1.1	$0.9	$0.2	$3.3	$2.8	$0.5

Orders increased $9.1 million for the three months ended September 30, 2011 compared to the respective prior year period. U.S. orders increased $4.4 million due to improved municipal spending in the police, fire and outdoor warning markets and a 5% improvement in the industrial market. Non-U.S. orders increased $4.7 million as strong demand for industrial and outdoor warning systems were offset by weak demand in the police and fire markets. Orders increased $7.6 million or 5% for the nine months ended September 30, 2011 compared to the respective prior year period. U.S. orders increased $2.9 million, as strong industrial demand was offset with flat municipal spending in the police, fire and outdoor warning markets. Non-U.S. orders increased $4.7 million, driven primarily by a strong demand for U.S. products overseas.

Net sales increased $1.3 million for the three months ended September 30, 2011 compared to the respective prior year period, primarily within the export markets. Net sales increased $1.4 million for the nine months ended September 30, 2011 compared to the respective prior year period as a result of increased U.S. industrial sales, mining products, and U.S. export products in Thailand and Latin America, partially offset by a soft U.S. police and fire market and weak demand in Europe.

Operating income decreased $1.6 million for the three months ended September 30, 2011 compared to the respective prior year period despite sales increases, primarily resulting from increased warranty and legal expenses. Operating income decreased $0.6 million for the nine months ended September 30, 2011 compared to the respective prior year period due to increased warranty costs, research and development, and legal expenses. Cost increases were partially offset by restructuring costs incurred in 2010 of $1.7 million.

Fire Rescue

The following table summarizes the Fire Rescue Group’s operating results for the three and nine months ended September 30, 2011 and 2010, respectively:

	Three months ended September 30,			Nine months ended September 30,
($ in millions)	2011	2010	Change	2011	2010	Change
Orders	$42.0	$21.1	$20.9	$108.8	$72.5	$36.3
Net sales	22.2	19.9	2.3	68.1	74.3	(6.2)
Operating income	0.2	1.4	(1.2)	1.7	5.0	(3.3)
Operating margin	0.9%	7.0%	(6.1%)	2.5%	6.7%	(4.2%)
Depreciation and amortization	$0.7	$0.5	$0.2	$1.9	$1.6	$0.3

Orders increased $20.9 million for the three months ended September 30, 2011 compared to the respective prior year period. The increase is due to improved demand in the Asian market for fire-lift products and in Australia for industrial and rental products. Orders increased $36.3 million for the nine months ended September 30, 2011 compared to the respective prior year period, primarily as result of strong demand for the fire-lift product in the Asian market and favorable currency impact, partially offset by a soft European market.

Net sales increased $2.3 million for the three months ended September 30, 2011 compared to the respective prior year period as a result of favorable currency impact, despite flat volumes. Net sales decreased $6.2 million for the nine months ended September 30, 2011 compared to the respective prior year period as a result of low order backlog from previous quarters, partially offset by a favorable currency impact.

Operating income decreased by $1.2 million and $3.3 million for the three and nine months ended September 30, 2011, respectively, compared to the respective prior year periods. For the three months ended September 30, 2011, operating income decreased despite increased sales volume primarily due to unfavorable product mix. For the nine months ended September 30, 2011 compared to the respective prior year period, operating income decreased due to lower sales volumes and unfavorable product mix, partially offset by favorable currency impacts.

Environmental Solutions

The following table summarizes the Environmental Solutions Group’s operating results for the three and nine months ended September 30, 2011 and 2010, respectively:

	Three months ended September 30,			Nine months ended September 30,
($ in millions)	2011	2010	Change	2011	2010	Change
Orders	$95.5	$79.4	$16.1	$312.3	$244.0	$68.3
Net sales	93.6	83.4	10.2	264.6	237.9	26.7
Operating income	7.7	4.9	2.8	17.8	16.1	1.7
Operating margin	8.2%	5.9%	2.3%	6.7%	6.8%	(0.1%)
Depreciation and amortization	$1.3	$1.2	$0.1	$3.8	$3.5	$0.3

Orders of $95.5 million in the third quarter were up 20% compared to the same quarter in 2010. U.S. orders have increased $9.3 million from the prior year period largely reflecting increases in municipal sewer cleaner orders of $6.3 million and increases in waterblasting orders of $3.0 million, offset by declines in sweeper orders of $3.3 million. Non-U.S. orders were up $6.8 million from the prior year period. Year to date orders of $312.3 million were up from the previous year by $68.3 million, or 28%. U.S. orders were up 24%, or $47.9 million, from the prior year, primarily as a result of increases in industrial vacuum trucks of $28.6 million and municipal sewer cleaners of $11.9 million. Non-U.S. orders were up 47%, or $20.4 million, from the prior year.

Net sales increased $10.2 million for the three months ended September 30, 2011 compared to the respective prior year period as a result of increased demand, both domestically and internationally. Net sales increased $26.7 million for the nine months ended September 30, 2011 compared to the respective prior year period as a result of improvements within the industrial market, partially offset with mix changes between domestic and international sales.

Operating income increased $2.8 million and $1.7 million for the three and nine months ended September 30, 2011, respectively, compared to the respective prior year periods due to higher gross margins resulting from increased volumes, somewhat offset by an unfavorable product mix between domestic and international markets. Operating margin increased 2.3% for the three months ended September 30, 2011 and was down 0.1% for the nine months ended September 30, 2011 compared to the respective prior year periods.

Federal Signal Technologies

The following table summarizes the Federal Signal Technologies Group’s operating results for the three and nine months ended September 30, 2011 and 2010, respectively:

	Three months ended September 30,			Nine months ended September 30,
($ in millions)	2011	2010	Change	2011	2010	Change
Orders	$19.3	$21.2	$(1.9)	$72.8	$75.9	$(3.1)
Net sales	26.4	25.6	0.8	78.6	68.0	10.6
Operating (loss) income	(1.0)	(2.3)	1.3	(6.0)	(8.3)	2.3
Operating margin	(3.8%)	(9.0%)	5.2%	(7.6%)	(12.2%)	4.6%
Depreciation and amortization	$2.3	$2.3	$—	$7.4	$6.3	$1.1

Orders decreased $1.9 million to $19.3 million for the three months ended September 30, 2011 compared to the respective prior year period. U.S. orders decreased $1.2 million for the three months ended September 30, 2011 compared to the respective prior year period, primarily due to a reduction in RFID sales. Non-U.S. orders decreased $0.7 million for the three months ended September 30, 2011 compared to the respective prior year period. Orders decreased $3.1 million for the nine months ended September 30, 2011 compared to the respective prior year period. U.S. orders decreased $3.2 million for the nine months ended September 30, 2011 compared to the respective prior year period due to the absence of a large parking system project order that was recorded in 2010, partially offset by new business from the newly acquired businesses of Sirit and VESystems. Non-U.S. orders were flat for the nine months ended September 30, 2011 compared to the respective prior year period.

Net sales increased $0.8 million for the three months ended September 30, 2011 compared to the respective prior year period due to an increase in ALPR cameras sales. Net sales increased $10.6 million for the nine months ended September 30, 2011 compared to the respective prior year period, primarily due to the newly acquired businesses of Sirit and VESystems and increased ALPR camera sales.

Operating loss improved $1.3 million for the three months ended September 30, 2011. Operating loss improved $2.3 million for the nine months ended September 30, 2011. The improvements in operating income for the three and nine months ended September 30, 2011 resulted from increased volumes due to the newly acquired businesses, partially offset by higher facility consolidation and research and development costs.

Corporate Expenses

Corporate expenses were $4.0 million and $5.2 million for the three months ended September 30, 2011 and 2010, respectively. The decrease was primarily due to a $1.3 million reduction in an insurance reserve associated with carrier paid claims.

Corporate expenses for the nine months ended September 30, 2011 were $14.4 million and $23.5 million for the comparable period in 2010. The decrease was due to a $6.2 million reduction in legal expenses primarily associated with the hearing loss litigation, the absence of $3.8 million in acquisition and integration related costs associated with Sirit and VESystems in 2011, a $1.3 million reduction in an insurance reserve associated with carrier paid claims, and a $0.6 million reduction in restructuring expense, partially offset by an increase in insurance and other costs of $2.8 million.

Corporate expenses included depreciation and amortization expense of $0.2 million and $0.6 million for the three and nine months ended September 30, 2011, respectively, and $0.2 million and $0.6 million for the comparable periods in 2010, respectively.

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

The following table summarizes the Company’s cash flows for the nine month periods ended September 30, 2011 and 2010, respectively:

	Nine months ended September 30,
($ in millions)	2011	2010
Net cash provided by operating activities	$2.8	$12.6
Proceeds from sale of properties, plant and equipment	1.2	1.8
Purchases of properties and equipment	(12.3)	(10.4)
Payments for acquisitions, net of cash acquired	—	(97.3)
Proceeds from equity offering, net of fees	—	71.2
Borrowing activity, net	(34.3)	26.8
Payments of debt amendment fees	(2.3)	—
Net cash used for discontinued financing activities	(0.3)	(0.7)
Cash dividends paid to shareholders	(3.7)	(10.4)
Other, net	—	1.3

Decrease in cash and cash equivalents	$(48.9)	$(5.1)

Cash provided in operating activities for the nine months ended September 30, 2011 was $2.8 million compared to $12.6 million for the respective prior year period. The decrease is primarily due to an increase in cash used to support net working capital.

In the first quarter of 2010, the Company acquired two businesses associated with the development of the Company’s intelligent transportation systems business. VESystems was acquired for $34.8 million, of which $24.6 million was a cash payment. Sirit was acquired for CDN $77.1 million (USD $74.9 million), all of which was paid in cash. The acquisitions were funded with the Company’s existing cash balances and debt drawn against the availability of the revolving credit facility. In addition to the use of cash and debt, the Company issued 1.2 million shares of its common stock to fund a portion of the cost of purchasing VESystems. The issuances increased the total number of Company common stock shares outstanding.

In May 2010, the Company issued 12.1 million common shares at a price of $6.25 per share for total gross proceeds of $75.5 million. After deducting direct fees, net proceeds totaled $71.0 million. Proceeds from the equity offering were used to pay down debt.

On September 1, 2010, the Company prepaid $20.0 million of principal at par with no prepayment penalty and related accrued interest of $0.4 million on the outstanding principal balance of its private placement debt. The prepayment was funded by the Company’s available capacity under its revolving credit facility.

Debt, net of cash as a percentage of capitalization was 48.6% at September 30, 2011 versus 47.6% at December 31, 2010. The change was primarily due to an increase in debt net of cash in the first nine months of 2011.

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

As of September 30, 2011, the Company was in compliance with all covenants contained in its debt agreements.

As required in the Third Amendment and Waiver and the Second Global Amendment, on March 15, 2011, the Company repaid $30.0 million that was applied to the amounts outstanding under the Revolving Credit Facility and the Notes on a pro rata basis (i.e., 85.8% for the bank lenders under the Revolving Credit Facility and 14.2% for the Notes).

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

The Company made an Excess Cash Flow payment of $6.5 million on August 15, 2011. The amount allocated to the Revolving Credit Facility and outstanding Private Placement Notes was $5.6 million and $0.9 million, respectively. The Revolving Credit Facility Commitments were reduced to $234.4 million immediately after the excess cash flow payment was executed.

The Revolving Credit Facility and Private Placement Notes are secured by a first-priority perfected security interest in substantially all of the domestic tangible and intangible assets of the Company and its domestic subsidiaries as the guarantors.

The amendments also contain certain covenants that restrict the Company’s ability make voluntarily debt payments, acquisitions or dispositions without the lender’s consent. In addition, certain limitations are placed on the Company’s capital expenditure levels in future years.

At September 30, 2011, $186.0 million was drawn under the Revolving Credit Facility, leaving available borrowings of $48.4 million that includes $28.8 million of capacity used for existing letters of credit.

At September 30, 2011, the debt outstanding under the Company’s Revolving Credit Facility has been classified as a current liability based on the April 2012 maturity date.

At September 30, 2011, $8.0 million was drawn against the Company’s non-U.S. lines of credit, which provide for borrowings up to $17.4 million.

The Company anticipates that capital expenditures for 2011 will approximate $15 million, and will be restricted to no more than $15 million pursuant to the terms of the Third Amendment and Waiver and the Second Global Amendment.

As indicated above, the debt outstanding under the Company’s Revolving Credit Facility has been classified as a current liability based on the April 2012 maturity date. It is the Company’s intention to refinance, prior to maturity, all debt outstanding under the Revolving Credit Facility and Private Placement Notes into senior secured long-term notes combined with an asset-based lending facility. While it is the Company’s current plan to refinance its debt, uncertainty in the financial markets may negatively impact our ability to access additional financing or to refinance our Revolving Credit Facility and Private Placement Notes on favorable terms or at all. If we are unable to access financing at acceptable rates, the Company may be required to explore other actions including asset sales or other recapitalization strategies.

Contractual Obligations and Commercial Commitments

Short-term borrowings increased to $8.0 million at September 30, 2011 from $1.8 million at December 31, 2010, primarily due to the funding of working capital needs. Total long-term borrowings, including current portion of long-term borrowings, decreased to $220.9 million at September 30, 2011 from $261.5 million at December 31, 2010. See the Financial Condition, Liquidity and Capital Resources section of this Form 10-Q for more information.

Changes to the Company’s accrual for product warranty claims in the nine months ended September 30, 2011 are discussed in Note 11 of the condensed consolidated financial statements included in Part I of this Form 10-Q.

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

The effect of adopting the new accounting guidance during the first quarter of 2011 was an increase in revenues of $1.2 million and an increase in cost of sales of $0.6 million. The effect of adopting the new accounting guidance during the second quarter of 2011 was an increase in revenues of $2.1 million and an increase in cost of sales of $0.9 million. The effect of adopting the new accounting guidance during the third quarter of 2011 was an increase in revenues of $0.5 million. The total effect of adopting the new accounting guidance for the nine months ended September 30, 2011 was an increase in revenues and cost of sales of $3.8 million and $1.5 million, respectively. The Company anticipates that the effect on the fourth quarter of 2011 will be consistent with the effect for the third quarter.

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

Certain products that include software elements that are considered to be “more than incidental” are sold with post-contract support, which may include certain upgrade rights that are offered to customers in connection with software sales or the sale of extended warranty and maintenance contracts. The Company defers revenue for the fair value of the upgrade rights until the future obligation is fulfilled or the right to the upgrade expires. When the Company’s software products are available with maintenance agreements that grant customers rights to unspecified future upgrades over the maintenance term on a when-and-if-available basis, revenue associated with such maintenance is recognized ratably over the maintenance term.

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

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2011. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2011. As a matter of practice, the Company’s management continues to review and document internal control and procedures for financial reporting. From time to time, the Company may make changes aimed at enhancing the effectiveness of the controls and to ensure that the systems evolve with the business. During the quarter ended September 30, 2011, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

The information set forth in Note 11 of the condensed consolidated financial statements included in Part I of this Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors

Except for the updated risk factor described below and that detailed in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, there were no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

We may not be able to arrange for a new credit facility at the required levels at favorable rates.

It is the Company’s intention to refinance, prior to maturity, all debt outstanding under the Revolving Credit Facility and Private Placement Notes into senior secured long-term notes combined with an asset-based lending facility. While it is the Company’s current plan to refinance its debt, uncertainty in the financial markets may negatively impact our ability to access additional financing or to refinance our Revolving Credit Facility and Private Placement Notes on favorable terms or at all. If we are unable to access financing at acceptable rates, the Company may be required to explore other actions including asset sales or other recapitalization strategies.

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

Item 5. Other Information

On November 1, 2011, the Company issued a press release announcing its financial results for the three and nine months ended September 30, 2011. The full text of the press release is included as Exhibit 99.1 to this Form 10-Q.

Item 6. Exhibits

Exhibit 10.1 — Executive General Severance Plan, as amended and restated October 2011
Exhibit 31.1 — CEO Certification under Section 302 of the Sarbanes-Oxley Act
Exhibit 31.2 — CFO Certification under Section 302 of the Sarbanes-Oxley Act
Exhibit 32.1 — CEO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act
Exhibit 32.2 — CFO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act
Exhibit 99.1 — Press Release dated November 1, 2011
Exhibit 101 — Instance Document
Exhibit 101 — Schema Document
Exhibit 101 — Calculation Linkbase Document
Exhibit 101 — Labels Linkbase Document
Exhibit 101 — Presentation Linkbase Document
Exhibit 101 — Definition Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Signal Corporation

Date: November 1, 2011	By:	/s/ William G. Barker, III
William G. Barker, III
Senior Vice President and
Chief Financial Officer