Form 10-Q
period 2012-03-31
FEDERAL SIGNAL CORP /DE/
filed 2012-05-04
CIK 277509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title
Common Stock, $1.00 par value	62,187,757 shares outstanding at April 13, 2012

FEDERAL SIGNAL CORPORATION

Part I. Financial Information

Item 1. Financial Statements

FORWARD-LOOKING STATEMENTS

This Form 10-Q report filed by Federal Signal Corporation and its subsidiaries (the “Company”) with the Securities and Exchange Commission (“SEC”), and comments made by management may contain words such as “may,” “will,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “project,” “estimate” and “objective” or the negative thereof or similar terminology concerning the Company’s future financial performance, business strategy, plans, goals and objectives. These expressions are intended to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include information concerning the Company’s possible or assumed future performance or results of operations and are not guarantees. While these statements are based on assumptions and judgments that management has made in light of industry experience as well as perceptions of historical trends, current conditions, expected future developments and other factors believed to be appropriate under the circumstances, they are subject to risks, uncertainties and other factors that may cause the Company’s actual results, performance or achievements to be materially different.

These risks and uncertainties, some of which are beyond the Company’s control, include the cyclical nature of the Company’s industrial, municipal, government and commercial markets; domestic and foreign governmental policy changes; restrictive debt covenants; availability of credit and third-party financing for customers; our ability to anticipate and meet customer demands for new products and product enhancements and the resulting new and enhanced products generating sufficient revenues to justify research and development expenses; our incurrence of restructuring and impairment changes as we continue to evaluate opportunities to restructure our business; highly competitive markets; increased product liability, warranty, recall claims, client service interruptions and other lawsuits and claims; technological advances by competitors; disruptions in the supply of parts and components from suppliers and subcontractors; attraction and retention of key employees; disruptions within our dealer network; work stoppages and other labor relations matters; increased pension funding requirements and expenses beyond our control; costs of compliance with environmental and safety regulations; our ability to use net operating loss (“NOL”) carryovers to reduce future tax payments; charges related to goodwill and other long-lived intangible assets; ability to expand our business through successful future acquisitions; unknown or unexpected contingencies in our existing business or in businesses acquired by us. These risks and uncertainties include, but are not limited to, the risk factors described under Item 1A, Risk Factors, in the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and other filings with the SEC. These factors may not constitute all factors that could cause actual results to differ materially from those discussed in any forward-looking statement. The Company operates in a continually changing business environment and new factors emerge from time to time. The Company cannot predict such factors nor can it assess the impact, if any, of such factors on its financial position or results of operations. Accordingly, forward-looking statements should not be relied upon as a predictor of actual results. The Company disclaims any responsibility to update any forward-looking statement provided in this Form 10-Q.

ADDITIONAL INFORMATION

We make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, other reports and information filed with the SEC and amendments to those reports available, free of charge, through our Internet website (http://www.federalsignal.com) as soon as reasonably practicable after we electronically file or furnish such materials to the SEC. All of our filings may be read or copied at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, DC 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically.

FEDERAL SIGNAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended March 31,
(in millions, except per share data)	2012	2011
Net sales	$224.6	$173.6
Costs and expenses
Cost of sales	168.5	132.1
Selling, engineering, general and administrative	48.1	44.1
Goodwill impairment	—	(1.6)
Restructuring charge	0.9	—

Operating income (loss)	7.1	(1.0)
Interest expense	6.0	3.4
Debt settlement costs	1.6	—
Other (income) expense, net	(0.2)	0.2

Loss before income taxes	(0.3)	(4.6)
Income tax expense	(0.3)	(0.7)

Loss from continuing operations	(0.6)	(5.3)
Gain from discontinued operations and disposal, net of income tax expense of $0.0 and $0.1, respectively	0.1	—

Net loss	$(0.5)	$(5.3)

Basic and diluted loss per share:
Loss from continuing operations	$(0.01)	$(0.08)
Loss from discontinued operations and disposal, net of taxes	—	—

Net loss per share	$(0.01)	$(0.08)

Weighted average common shares outstanding:
Basic	62.2	62.1
Diluted	62.2	62.1
Cash dividends declared per share of common stock	$—	$—

See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

($ in millions)	March 31, 2012	March 31, 2011
Net loss	$(0.5)	$(5.3)

Other comprehensive income (loss):
Change in foreign currency translation adjustment	5.2	8.2
Unrealized net gain (loss) on derivatives, net of tax expense of $0.1 in 2012 and $0.4 in 2011	0.3	(0.1)
Change in unrecognized losses related to pension benefit plans, net of tax expense of $0.4 in 2012 and $0.5 in 2011	0.4	0.8

Total other comprehensive income	5.9	8.9

Comprehensive income	$5.4	$3.6

See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share data)	March 31, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$13.4	$9.5
Restricted cash	2.1	—
Accounts receivable, net of allowances for doubtful accounts of $3.1 million and $2.9 million, respectively	127.0	126.9
Inventories, net	126.5	116.1
Other current assets	24.4	21.8

Total current assets	293.4	274.3
Properties and equipment, net	62.6	62.2
Other assets
Goodwill	296.3	294.1
Intangible assets, net	69.2	70.7
Deferred charges and other assets	7.7	1.9

Total assets of continuing operations	729.2	703.2
Assets of discontinued operations, net	2.5	3.5

Total assets	$731.7	$706.7

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$2.8	$9.0
Current portion of long-term borrowings and capital lease obligations	5.6	0.2
Accounts payable	62.4	55.6
Customer deposits	16.9	15.0
Deferred revenue	10.2	9.9
Accrued liabilities
Compensation and withholding taxes	18.9	22.0
Other	42.4	35.8

Total current liabilities	159.2	147.5
Long-term borrowings and capital lease obligations, less current portion	227.2	213.1
Long-term pension and other postretirement liabilities	72.1	74.1
Deferred gain	20.9	21.4
Deferred tax liabilities	47.2	47.2
Other long-term liabilities	14.6	16.4

Total liabilities of continuing operations	541.2	519.7
Liabilities of discontinued operations	9.9	12.3

Total liabilities	551.1	532.0
Shareholders’ equity
Common stock, $1 par value per share, 90.0 million shares authorized, 63.1 million and 63.1 million shares issued, respectively	63.1	63.1
Capital in excess of par value	168.4	167.7
Retained earnings	35.9	36.4
Treasury stock, 0.9 million and 0.9 million shares, respectively, at cost	(16.3)	(16.1)
Accumulated other comprehensive loss	(70.5)	(76.4)

Total shareholders’ equity	180.6	174.7

Total liabilities and shareholders’ equity	$731.7	$706.7

See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (unaudited)

($ in millions)	Common Stock Par Value	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2010	$63.0	$164.7	$50.6	$(15.8)	$(41.6)	$220.9
Net loss			(5.3)			(5.3)
Foreign currency translation					8.2	8.2
Unrealized loss on derivatives, net of tax expense of $0.4					(0.1)	(0.1)
Change in unrecognized loss related to pension benefit plans, net of tax expense of $0.5					0.8	0.8
Stock-based payments:
Non-vested stock and options		0.3				0.3
Stock awards		0.8		(0.3)		0.5

Balance at March 31, 2011	$63.0	$165.8	$45.3	$(16.1)	$(32.7)	$225.3

Balance at December 31, 2011	$63.1	$167.7	$36.4	$(16.1)	$(76.4)	$174.7
Net loss			(0.5)			(0.5)
Foreign currency translation					5.2	5.2
Unrealized gain on derivatives, net of tax expense of $0.1					0.3	0.3
Change in unrecognized loss related to pension benefit plans, net of tax expense of $0.4					0.4	0.4
Stock-based payments:
Non-vested stock and options		0.7				0.7
Stock awards				(0.2)		(0.2)

Balance at March 31, 2012	$63.1	$168.4	$35.9	$(16.3)	$(70.5)	$180.6

See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended March 31,
($ in millions)	2012	2011
Operating activities
Net loss	$(0.5)	$(5.3)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on discontinued operations and disposal	(0.1)	—
Depreciation and amortization	5.5	5.8
Stock-based compensation expense	0.7	0.8
Goodwill impairment	—	(1.6)
Restructuring charge	0.9	—
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions of companies	(2.8)	(17.0)

Net cash provided by (used for) continuing operating activities	3.7	(17.3)
Net cash used for discontinued operating activities	(0.4)	(0.9)

Net cash provided by (used for) operating activities	3.3	(18.2)
Investing activities
Purchases of properties and equipment	(3.5)	(4.3)
Proceeds from sales of properties, plant and equipment	0.5	0.4
Increase in restricted cash	(2.1)	—

Net cash used for continuing investing activities	(5.1)	(3.9)
Net cash provided by discontinued investing activities	—	—

Net cash used for investing activities	(5.1)	(3.9)
Financing activities
Reduction in debt outstanding under revolving credit facilities	(162.8)	(21.6)
Proceeds on short-term borrowings	9.7	26.2
Payments on short-term borrowings	(16.0)	(15.2)
Proceeds from issuance of long-term borrowings	215.0	—
Payments on long-term borrowings	(33.5)	(9.6)
Payments of debt financing fees	(6.2)	(2.1)
Cash dividends paid to shareholders	—	(3.8)
Other, net	0.7	(0.2)

Net cash provided by (used for) continuing financing activities	6.9	(26.3)
Net cash (used for) provided by discontinued financing activities	(0.9)	0.1

Net cash provided by (used for) financing activities	6.0	(26.2)

Effects of foreign exchange rate changes on cash and cash equivalents	(0.3)	(1.1)
Increase (decrease) in cash and cash equivalents	3.9	(49.4)
Cash and cash equivalents at beginning of period	9.5	62.1

Cash and cash equivalents at end of period	$13.4	$12.7

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

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements represent the consolidation of Federal Signal Corporation and its subsidiaries included herein and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to ensure the information presented is not misleading. These condensed consolidated financial statements have been prepared in accordance with the Company’s accounting policies described in the Annual Report on Form 10-K for the year ended December 31, 2011, and should be read in conjunction with the consolidated financial statements and the notes thereto.

These statements include all adjustments (consisting of normal recurring accruals) that we considered necessary to present a fair statement of our results of operations, financial position and cash flows. The results reported in these condensed consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. We recommend that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in our 2011 Annual Report on Form 10-K. We label our quarterly information using a calendar convention; that is, first quarter is labeled as ending on March 31, second quarter as ending on June 30, and third quarter as ending on September 30. It is our longstanding practice to establish interim quarterly closing dates using a 5-4-4 calendar with the fiscal year ending on December 31. The effects of this practice are modest and only exist within a reporting year.

We have reclassified certain prior period amounts to conform to the current period presentation. Included with reclassifications are restatements for discontinued operations.

Recent Accounting Pronouncements and Accounting Changes

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement Topic 820, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, which amends the definition of fair value measurement principles and disclosure requirements to eliminate differences between U.S. GAAP and International Financial Reporting Standards (“IFRS”). ASU 2011-04 requires new quantitative and qualitative disclosures about the sensitivity of recurring Level 3 measurement disclosures, as well as transfers between Level 1 and Level 2 of the fair value hierarchy. As this update impacts disclosures only, the Company’s adoption of this guidance on January 1, 2012 did not impact the Company’s financial position, results of operations, or cash flows.

In June 2011, the FASB issued ASU No. 2011-05, Topic 220, Presentation of Comprehensive Income, which requires companies to include a statement of comprehensive income as part of its interim and annual financial statements. The new guidance gives companies the option to present net income and comprehensive income either in one continuous statement or in two separate but consecutive statements. This approach represents a change from current U.S. GAAP, which allows companies to report other comprehensive income (“OCI”) and its components in the statement of shareholders’ equity. The guidance also allows companies to present OCI either net of tax with details in the notes or shown gross of tax (with tax effects shown parenthetically). The Company’s disclosure of comprehensive income for the three months ended March 31, 2012 and 2011 is presented in the Company’s Condensed Consolidated Statements of Comprehensive Income in this Form 10-Q. Under the new guidance, certain information included in the Condensed Consolidated Statements of Shareholders’ Equity would be shown in the new statement of comprehensive income. This guidance is effective for fiscal years beginning after December 15, 2011. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning January 1, 2012 and should be applied retrospectively. The new guidance impacts disclosures only and the Company’s adoption of this guidance on January 1, 2012 did not have an impact on its financial position, results of operations, or cash flows.

In September 2011, the FASB issued ASU No. 2011-08, Topic 350, Testing of Goodwill for Impairment, which allows companies to assess qualitative factors to determine whether they need to perform the two-step quantitative goodwill impairment test. Under the option, an entity no longer would be required to calculate the fair value of a reporting unit unless it determines, based on that qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The ASU may change how a company tests goodwill for impairment but should not change the timing or measurement of goodwill impairments. The ASU is effective for fiscal years beginning after December 15, 2011. The Company performed its annual goodwill impairment test as of October 31, 2011. The Company’s adoption of this guidance on January 1, 2012 is not expected to have an impact on its results of operations, financial position, or cash flows.

In December 2011, the FASB issued ASU No. 2011-11, Topic 210, Disclosures about Offsetting Assets and Liabilities. This update is intended to improve the comparability of statements of financial position prepared in accordance with U.S. GAAP and IFRS, requiring both gross and net presentation of offsetting assets and liabilities. The new requirements are effective for fiscal years beginning on or after January 1, 2013, and for interim periods within those fiscal years. As this guidance only affects disclosures, the adoption of this standard will not have an impact on the Company’s results of operations, financial position, or cash flows.

No other new accounting pronouncements issued or effective during the first three months of 2012 have had or is expected to have a material impact on the consolidated financial statements.

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

Other than as described below, there have been no changes to the Company’s significant accounting policies as disclosed in the Annual Report on Form 10-K for the year ended December 31, 2011.

Restricted Cash

Restricted cash of $2.1 million at March 31, 2012 consisted of cash deposited with various financial institutions that was pledged as collateral for the Company’s cash-collateralized letters of credit related to equipment and service performance guarantees.

2. INVENTORIES, NET

($ in millions)	March 31, 2012	December 31, 2011
Raw materials	$60.6	$54.1
Work in progress	30.6	28.0
Finished goods	35.3	34.0

Total inventories, net	$126.5	$116.1

3. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill ($ in millions)	December 31, 2011	Impairment	Translation Currency Adjustments	March 31, 2012
Environmental Solutions	$120.4	$—	$—	$120.4
Fire Rescue	33.2	—	0.7	33.9
Safety and Security Systems	117.0	—	1.3	118.3
Federal Signal Technologies	23.5	—	0.2	23.7

Total	$294.1	$—	$2.2	$296.3

Trade names ($ in millions)	December 31, 2011	Impairment	Translation Currency Adjustments	March 31, 2012
Federal Signal Technologies	$7.8	$—	$0.2	$8.0

Total	$7.8	$—	$0.2	$8.0

The following table provides the gross carrying value and accumulated amortization for each major class of intangible assets:

		March 31, 2012			December 31, 2011
($ in millions)	Average Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortizable Intangible Assets:
Developed software	6	$24.5	$(19.9)	$4.6	$24.4	$(19.3)	$5.1
Patents	10	3.9	(1.2)	2.7	3.7	(1.1)	2.6
Customer relationships	15	45.6	(11.9)	33.7	45.1	(10.8)	34.3
Technology	11	23.9	(5.9)	18.0	23.7	(5.3)	18.4
Other	5	5.6	(3.4)	2.2	5.6	(3.1)	2.5

Total	11	103.5	(42.3)	61.2	102.5	(39.6)	62.9

Indefinite-lived Intangible Assets:
Trade names		8.0	—	8.0	7.8	—	7.8

Total		$111.5	$(42.3)	$69.2	$110.3	$(39.6)	$70.7

Amortization expense for the three month periods ended March 31, 2012 and 2011 totaled $2.3 million and $2.4 million, respectively. The Company estimates that the total amortization expense will be $8.6 million in 2012, $7.4 million in 2013, $7.3 million in 2014, $6.6 million in 2015, $6.4 million in 2016, $5.6 million in 2017, and $21.6 million thereafter.

The Company accounts for goodwill and identifiable intangible assets in accordance with ASC 360, Intangibles—Goodwill and Other. Under this standard, the Company assesses the impairment of goodwill and indefinite-lived intangible assets at least annually, on October 31, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

During the fourth quarter of 2011, the Company performed its annual assessment and determined that the goodwill and certain trade names within the FSTech Group reporting unit were impaired and recorded impairment charges of $14.8 million and $7.4 million, respectively. In the first quarter of 2012 the Company determined, upon finalization of the second step of the impairment analysis, that no adjustment to the estimated impairment charge recorded in 2011 was necessary.

4. DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

The Company manages the volatility of cash flows caused by fluctuations in currency rates by entering into foreign exchange forward contracts and options. These derivative instruments may be designated as cash flow hedges that hedge portions of the Company’s anticipated third-party purchases and forecasted sales denominated in foreign currencies. The Company also enters into foreign exchange contracts that are not intended to qualify for hedge accounting, but are intended to offset the effect on earnings of foreign currency movements on short and long-term intercompany transactions. Gains and losses on these derivative instruments are recorded through earnings. The Company has not historically and does not anticipate trading in derivatives.

The Company uses a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities.

•

Level 2 – Observable inputs, other than quoted prices included in Level 1, such as quoted prices for markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

•

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

The carrying value of short-term debt approximates fair value due to its short maturity (Level 2 input). The fair value of long-term debt is based on interest rates that are currently available to us for issuance of debt with similar terms and remaining maturities (Level 2 input). In addition to debt, other assets measured at fair value on a recurring basis consisted of cash and cash equivalents and restricted cash. The carrying amounts of cash and cash equivalents and restricted cash approximate fair value because of the short-term maturity and highly liquid nature of these instruments.

For assets and liabilities measured at fair value on a recurring basis, the Company uses an income approach to value the assets and liabilities for outstanding derivative contracts, which include interest rate swaps and foreign currency forward contracts. The income approach consists of a discounted cash flow model that takes into account the present value of future cash flows under the terms of the contracts using current market information as of the reporting date, such as prevailing interest rates and foreign currency spot and forward rates. The following table provides a summary of the fair values of assets and liabilities:

	Fair Value Measurements at March 31, 2012
($ in millions)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives	$0.2	$—	$0.2	$—

Liabilities
Derivatives	$0.4	$—	$0.4	$—

	Fair Value Measurements at December 31, 2011
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives	$0.1	$—	$0.1	$—

Liabilities
Derivatives	$0.8	$—	$0.8	$—

At March 31, 2012 and December 31, 2011, the fair value of the Company’s derivative instruments was recorded as follows:

	Asset Derivatives March 31, 2012		Liability Derivatives March 31, 2012
($ in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign exchange	Other current assets	$—	Other current liabilities	$0.4

Total derivatives designated as hedging instruments		—		0.4
Derivatives not designated as hedging instruments:
Foreign exchange	Accounts receivable, net	0.2	Other current liabilities	—

Total derivatives not designated as hedging instruments		0.2		—

Total derivatives		$0.2		$0.4

	Asset Derivatives December 31, 2011		Liability Derivatives December 31, 2011
($ in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign exchange	Other current assets	$—	Other current liabilities	$0.8

Total derivatives designated as hedging instruments		—		0.8
Derivatives not designated as hedging instruments:
Foreign exchange	Accounts receivable, net	0.1	Other current liabilities	—

Total derivatives not designated as hedging instruments		0.1		—

Total derivatives		$0.1		$0.8

The effect of derivative instruments on the condensed consolidated statement of operations for the three months ended March 31, 2012 and 2011, respectively ($ in millions) was as follows:

2012 Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain Reclassified from Accumulated OCI into Income (Effective Portion)
Foreign exchange	$0.3	Net sales	$0.1

Total	$0.3		$0.1

Derivatives not Designated as Hedging Instruments	Location of Gain Recognized in Income on Derivative	Amount of Loss Recognized in Income on Derivative
Foreign exchange	Other expense	$(0.1)

Total		$(0.1)

2011 Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain Reclassified from Accumulated OCI into Income (Effective Portion)
Foreign exchange	$0.2	Net sales	$0.1

Total	$0.2		$0.1

Derivatives not Designated as Hedging Instruments	Location of Gain Recognized in Income on Derivative	Amount of Loss Recognized in Income on Derivative
Foreign exchange	Other expense	$(0.6)

Total		$(0.6)

At March 31, 2012 and December 31, 2011, accumulated other comprehensive loss associated with foreign exchange contracts qualifying for hedge accounting treatment was $0.2 million and $0.6 million, net of income tax effects, respectively. The Company expects $0.5 million of pre-tax net gain on cash flow hedges that are reported in accumulated other comprehensive loss as of March 31, 2012 to be reclassified into earnings within the next twelve months as the respective hedged transactions affect earnings. The Company’s foreign currency contracts typically do not extend beyond a year.

The following table summarizes the carrying amounts and fair values of the Company’s financial instruments:

	March 31, 2012		December 31, 2011
($ in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value
Short-term debt	$2.8	$2.8	$9.0	$9.0
Long-term debt (1)	232.8	232.8	214.2	212.5
Foreign exchange contracts (2)	20.0	(0.2)	21.8	(0.7)

(1)

Long-term debt includes current portions of long-term debt and capital lease obligations and $0.9 million of financial service borrowings at December 31, 2011, which is included in discontinued operations.

(2)	Foreign exchange contracts are primarily denominated in USD, GBP, and Euro.

5. DEBT

Short-term borrowings consisted of the following:

($ in millions)	March 31, 2012	December 31, 2011
Non-U.S. lines of credit	$2.8	$9.0

Total short-term borrowings	$2.8	$9.0

Long-term borrowings consisted of the following:

($ in millions)	March 31, 2012	December 31, 2011
Revolving Credit Facility	$—	$180.0
ABL Facility	17.2	—
Term Loan	215.0	—
12.98% Private Placement note due 2012	—	27.3
Private Placement note, floating rate (8.85% at December 31, 2011)	—	6.2
Capital Lease Obligations	0.6	0.6

	232.8	214.1
Unamortized balance of terminated fair value interest rate swaps	—	0.1

	232.8	214.2
Less current maturities	(5.4)	—
Less current capital lease obligations	(0.2)	(0.2)
Less financial services activities — borrowings (included in discontinued operations)	—	(0.9)

Total long-term borrowings and capital lease obligations, net	$227.2	$213.1

On February 22, 2012, the Company entered into a Credit Agreement, by and among the Company, as borrower and General Electric Capital Corporation, as a co-collateral agent, and Wells Fargo Capital Finance, LLC, as administrative agent and co-collateral agent, providing the Company with a new $100 million secured credit facility (the “ABL Facility”).

The ABL Facility is a five-year asset-based revolving credit facility pursuant to which up to $100 million initially will be available, with the right, subject to certain conditions, to increase the availability under the facility by up to an additional $25 million. The ABL Facility provides for loans and letters of credit in an amount up to the aggregate availability under the facility subject to meeting certain borrowing base conditions, with a sub-limit of $50 million for letters of credit. Borrowings under the ABL Facility bear interest, at the Company’s option, at a base rate or a LIBOR rate, plus, in each case, an applicable margin. The applicable margin ranges from 1.00% to 2.75% for base rate borrowings and 1.75% to 3.50% for LIBOR borrowings. The Company must also pay a commitment fee to the facility lenders equal to 0.50% per annum on the unused portion of the ABL Facility along with other standard fees. Letter of credit fees are payable on outstanding letters of credit in an amount equal to the applicable LIBOR margin plus other customary fees.

The Company is allowed to prepay in whole or in part advances under the ABL Facility without penalty or premium other than customary “breakage” costs with respect to LIBOR loans.

The ABL Facility requires that the Company, on a consolidated basis, maintain a minimum monthly fixed charge coverage ratio, along with other customary restrictive covenants, certain of which are subject to materiality thresholds. The Company was in compliance with all its debt covenants as of March 31, 2012.

The obligations under the ABL Facility are secured by (i) a first priority security interest in the Company’s and its domestic subsidiaries’ accounts, inventory, chattel paper, payment intangibles, cash and cash equivalents and other working capital assets (the “ABL First Priority Collateral”) and (ii) a second priority security interest in all other now or hereafter acquired domestic property and assets, the stock or other equity interests in each of the domestic subsidiaries and certain of the first-tier foreign subsidiaries, subject to certain exclusions.

The Company’s obligations under the ABL Facility are guaranteed by certain of the Company’s domestic subsidiaries.

On February 22, 2012, the Company also entered into a Financing Agreement by and among the Company, certain subsidiaries of the Company, as guarantors, the lenders party thereto (the “Term Lenders”) and TPG Specialty Lending, Inc., as administrative agent, collateral agent and sole lead arranger, pursuant to which the Term Lenders agreed to provide the Company with a $215 million term loan (the “Term Loan”).

The Term Loan is a five-year, secured term loan maturing on February 22, 2017. Installment payments under the Term Loan do not commence until March 2013. The Term Loan allows for mandatory prepayments in certain specified situations. Except in these certain specified situations, the Term Loan is not repayable in the first 12 months of the term and thereafter is subject to the following prepayment premium; (i) 2.75% in months 13-24, (ii) 2.00% in months 25-36 and (iii) nothing thereafter. These provisions are subject to change upon the occurrence of certain specified events.

The Term Loan will bear interest, at the Company’s option, at a base rate or LIBOR rate, plus, in each case, an applicable margin. The applicable margin ranges from 9.00% to 10.00% for base rate borrowings and 10.00% to 11.00% for LIBOR borrowings. The Company is required to pay certain customary fees in connection with the Term Loan.

The Term Loan requires the Company to comply with financial covenants related to the maintenance of a minimum monthly fixed charge coverage ratio, maximum capital expenditures, minimum liquidity, and maximum leverage ratio. The Term Loan has other restrictive covenants which are substantively similar to those applicable to the ABL Facility. The Company was in compliance with all its debt covenants as of March 31, 2012.

The obligations under the Term Loan are secured by (i) a first priority security interest in all now or hereafter acquired domestic property and assets (excluding the ABL First Priority Collateral), the stock or other equity interests in each of the domestic subsidiaries and certain of the first-tier foreign subsidiaries, subject to certain exclusions, and (ii) a second priority security interest in the ABL First Priority Collateral.

The Company’s obligations under the Term Loan are guaranteed by certain of the Company’s non-dormant domestic subsidiaries.

Under the Term Loan, dividends shall be permitted only if the following conditions are met:

•	No default or event of default shall exist or shall result from such payment;

•	The Fixed Charge Ratio of the Company and its subsidiaries shall be, both before and after the dividend payment (on a pro forma basis), not less than 1.50 to 1.00; and

•	The Leverage Ratio of the Company and its subsidiaries shall be, both before and after the dividend payment (on a pro forma basis), less than 2.00 to 1.00.

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

In accounting for the classification of its outstanding debt as of December 31, 2011, the Company considered the guidance in ASC 470-10-45-14. As the Company had effectively refinanced short-term debt on a long-term basis subsequent to the condensed consolidated balance sheet date, the amounts outstanding under the Prior Credit Agreement and the Prior Note Purchase Agreements as of December 31, 2011 were reflected as a component of long-term borrowings and capital lease obligations on the Condensed Consolidated Balance Sheet.

As of December 31, 2011, $180.0 million was drawn on the Prior Credit Agreement leaving available borrowings of $49.1 million that includes $32.5 million of capacity used for existing letters of credit.

As of March 31, 2012, the available borrowing base under the ABL Facility was $76.4 million. As of March 31, 2012, there was $17.2 million in cash drawn and $30.8 million of undrawn letters of credit under the ABL Facility, reducing net availability for borrowings to $28.4 million.

As of March 31, 2012, $2.8 million was drawn against the Company’s non-U.S. lines of credit which provide for borrowings up to $15.3 million.

Aggregate maturities of total borrowings amount to approximately $3.0 million in 2012, $21.8 million in 2013, $32.4 million in 2014, $32.3 million in 2015, $32.3 million in 2016, and $113.8 million thereafter. These maturities primarily reflect the payment terms of the ABL Facility and the Term Loan. The fair values of aggregate borrowings were $235.6 million and $221.5 million at March 31, 2012 and December 31, 2011, respectively. Included in 2012 maturities are $2.8 million of other non-U.S. lines of credit and $0.2 million of capital lease obligations.

Upon execution of the Company’s new debt agreements in February 2012, the remaining unamortized deferred financing costs related to the old debt agreements were written off. In the first quarter of 2012, the Company recorded $1.6 million of costs related to the termination of its prior debt agreements. The costs included $1.0 million of make-whole interest payments and a write-off of deferred financing costs of $0.6 million.

The Company has incurred $8.1 million of debt issuance costs associated with the execution of its new debt agreements through March 31, 2012. Financing costs incurred related to the new debt agreements are deferred and amortized over the remaining life of the new debt. At March 31, 2012 and December 31, 2011, deferred financing fees totaled $7.9 million and $1.0 million, respectively, and are included in deferred charges and other assets on the condensed consolidated balance sheet.

6. INCOME TAXES

The Company recognized an income tax provision of $0.3 million and $0.7 million for the three months ended March 31, 2012 and 2011, respectively. The income tax provision for the three months ended March 31, 2012 and 2011 primarily relates to tax expense at foreign operations that are not in a cumulative loss position. Due to the Company’s recent cumulative domestic losses for book purposes and the uncertainty of the realization of certain deferred tax assets, the Company continues to adjust its valuation allowance as the deferred tax assets increase or decrease, resulting in effectively no recorded tax benefit for domestic operating losses. The Company’s effective tax rate was 100.0% and 15.2% for the three months ended March 31, 2012 and 2011, respectively.

The Company’s unrecognized tax benefits were $4.3 million at March 31, 2012 and December 31, 2011, of which $4.2 million are tax benefits that, if recognized, would reduce the annual effective tax rate. The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. Interest and penalties amounting to $0.2 million and $0.1 million, respectively, are included in the condensed consolidated balance sheet at March 31, 2012. The Company expects the unrecognized tax benefits to decrease by $1.6 million over the next twelve months.

7. POSTRETIREMENT BENEFITS

The components of the Company’s net periodic pension expense for its defined benefit pension plans are summarized as follows:

	U.S. Benefit Plans		Non-U.S. Benefit Plan
	Three Months Ended March 31,		Three Months Ended March 31,
($ in millions)	2012	2011	2012	2011
Interest cost	$1.9	$1.9	$0.7	$0.7
Amortization of actuarial loss	1.3	1.2	0.2	0.2
Expected return on plan assets	(2.1)	(1.9)	(0.6)	(0.8)

Net postretirement pension expense	$1.1	$1.2	$0.3	$0.1

During the three-month period ended March 31, 2012, the Company contributed $1.2 million to its U.S. defined benefit plan and $1.0 million to its non-U.S. defined benefit plan. During the comparable prior-year period, no contribution to the U.S. defined benefit plan was made and the Company contributed $0.3 million to the non-U.S. defined benefit plan. The Company expects to contribute up to $11.2 million to the U.S. benefit plan and approximately $1.5 million to the non-U.S. benefit plan in 2012.

8. EARNINGS (LOSS) PER SHARE

Earnings (loss) per share — basic is computed by dividing income or loss available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Earnings (loss) per share — diluted reflects the potential dilution that could occur if options issued under stock-based compensation awards were converted into common stock. For the three-month periods ended March 31, 2012 and 2011, options to purchase 2.0 million and 1.3 million shares of the Company’s common stock, respectively, had exercise prices that were greater than the average market price of those shares during the respective reporting periods. As a result, these shares are excluded from the earnings (loss) per share calculation as they are anti-dilutive.

Computation of Earnings (Loss) per Common Share

	Three Months Ended March 31,
(in millions, except per share data)	2012	2011
Loss from continuing operations	$(0.6)	$(5.3)
Gain from discontinued operations and disposal, net of tax	0.1	—

Net loss	$(0.5)	$(5.3)

Weighted average shares outstanding—basic	62.2	62.1
Dilutive effect of common stock equivalents	—	—

Weighted average shares outstanding—diluted	62.2	62.1

Basic and diluted loss per share:
Loss from continuing operations	$(0.01)	$(0.08)
Loss from discontinued operations and disposal, net of tax	—	—

Net loss per share	$(0.01)	$(0.08)

Weighted average common shares outstanding:
Basic	62.2	62.1
Diluted	62.2	62.1

9. COMMITMENTS

Standby Letters of Credit

At March 31, 2012 and December 31, 2011, the Company had outstanding standby letters of credit aggregating $32.5 million and $34.2 million, respectively, principally to act as security for retention levels related to casualty insurance policies and to guarantee the performance of subsidiaries that engage in export transactions to non-U.S. governments and municipalities.

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

Changes in the Company’s warranty liabilities in the three-month periods ended March 31, 2012 and 2011 were as follows:

($ in millions)	2012	2011
Balance at January 1	$7.2	$5.7
Provisions to expense	2.0	2.3
Actual costs incurred	(1.7)	(2.0)

Balance at March 31	$7.5	$6.0

Environmental Liabilities

The Company retained an environmental consultant to conduct an environmental risk assessment at its Pearland, Texas facility. The facility, which was previously used by the Company’s discontinued Pauluhn business, manufactured marine, offshore and industrial lighting products. While the Company has not completed the risk assessment analysis, it appears probable the site will require remediation. As of March 31, 2012 and December 31, 2011, $2.1 million and $2.2 million, respectively, of reserves related to the environmental remediation are included in the liabilities of discontinued operations. The Company’s estimate may change in the near term as more information becomes available; however, the costs are not expected to have a material adverse effect on the Company’s results of operations, financial position or liquidity.

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

The Company has been sued by firefighters seeking damages claiming that exposure to the Company’s sirens has impaired their hearing and that the sirens are therefore defective. There were 33 cases filed during the period 1999-2004, involving a total of 2,443 plaintiffs, in the Circuit Court of Cook County, Illinois. These cases involved more than 1,800 firefighter plaintiffs from locations outside of Chicago. Beginning in 2009, six additional cases were filed in Cook County, involving 299 Pennsylvania firefighter plaintiffs. The trial of the first 27 of these plaintiffs’ claims occurred in 2008, when a Cook County jury returned a unanimous verdict in favor of the Company. An additional 40 Chicago firefighter plaintiffs were selected for trial in 2009. Plaintiffs’ counsel later moved to reduce the number of plaintiffs from 40 to 9. The trial for these nine plaintiffs concluded with a verdict returned against the Company and for the plaintiffs in varying amounts totaling $0.4 million. The Company is appealing this verdict. A third consolidated trial involving 8 Chicago firefighter plaintiffs occurred during November 2011. The jury returned a unanimous verdict in favor of the Company at the conclusion of this trial. Following this last trial, the Court advised the parties that it was considering the possibility of a bifurcated class action trial in which it would consolidate claims of all Chicago Fire Department firefighters and conduct a trial on the issue of whether the Company’s sirens are defective and unreasonably dangerous. On March 12, 2012, after considering briefs and argument submitted by the parties, the Court entered an order certifying a class of the remaining Chicago Fire Department firefighter plaintiffs for trial on certain issues, including whether the Company’s sirens were defective and unreasonably dangerous. The Company has appealed this ruling. The court has scheduled this trial for October 1, 2012.

The Company has also been sued on this issue outside of the Cook County, Illinois venue. Most of these cases have involved lawsuits filed by a single attorney in the Court of Common Pleas, Philadelphia County, Pennsylvania. During 2007, through 2009, this attorney filed a total of 71 lawsuits, involving 71 plaintiffs in this jurisdiction. Three of these cases were dismissed pursuant to pretrial motions filed by the Company. Another case was voluntarily dismissed. Prior to trial in four cases, the Company paid nominal sums, which included reimbursements of expenses, to obtain dismissals. Three trials occurred in Philadelphia involving these cases. The first trial involving one of these plaintiffs occurred in 2010, when the jury returned a verdict for the plaintiff. In particular, the jury found that the Company’s siren was not defectively designed, but that the Company negligently constructed the siren. The jury awarded damages in the amount of $0.1 million, which was subsequently reduced to $0.08 million. The Company appealed this verdict. Another trial, involving 9 Philadelphia firefighter plaintiffs, also occurred in 2010 when the jury returned a defense verdict for the Company as to all claims and all plaintiffs involved in that trial. The third trial, involving nine Philadelphia firefighter plaintiffs, was completed during 2010 when the jury returned a defense verdict for the Company as to all claims and all plaintiffs involved in that trial.

Following defense verdicts in the last two Philadelphia trials, the Company negotiated settlements with respect to all remaining filed cases in Philadelphia at that time, as well as other firefighter claimants represented by the attorney who filed the Philadelphia cases. On January 4, 2011, the Company entered into a Global Settlement Agreement (the “Settlement Agreement”) with the law firm of the attorney representing the Philadelphia claimants, on behalf of 1,125 claimants the firm represents (the “Claimants”) and who have asserted product claims against the Company (the “Claims”). Three hundred and eight of the Claimants had lawsuits pending against the Company in Cook County, Illinois.

The Settlement Agreement, as amended, provided that the Company pay (the “Settlement Payment”) a total amount of $3.8 million to settle the Claims (including the costs, fees and other expenses of the law firm in connection with its representation of the claimants), subject to certain terms, conditions and procedures set forth in the Settlement Agreement. In order for the Company to be required to make the Settlement Payment: (i) each claimant who agreed to settle his or her claims had to sign a release acceptable to the Company (a “Release”); (ii) each Claimant who agreed to the settlement and who was a plaintiff in a lawsuit, had to dismiss his or her lawsuit, with prejudice; (iii) by April 29, 2011, at least 93% of the claimants identified in Appendix A to the Settlement Agreement must have agreed to settle their claims and provide a signed Release to the Company; and (iv) the law firm had to withdraw from representing any claimants who did not agree to the settlement, including those who filed lawsuits. If the conditions to the settlement set forth in the Settlement Agreement were met, but less than 100% of the Claimants agreed to settle their Claims and sign a Release, the Settlement Payment would be reduced by the percentage of Claimants who did not agree to the settlement.

On April 22, 2011, the Company confirmed that the terms and conditions of the Settlement Agreement had been met and made a payment of $3.6 million to conclude the settlement. The amount was based upon the Company’s receipt of 1,069 signed releases provided by claimants, which was 95.02% of all claimants identified in the Settlement Agreement.

The Company generally denies the allegations made in the claims and lawsuits and denies that its products caused any injuries to the Claimants. Nonetheless, to avoid the expense and uncertainty of further litigation, the Company entered into the Settlement Agreement for the purpose of minimizing its expenses, including legal fees, and the inconvenience and distraction of the claims and lawsuits.

During April 2012, 12 new cases were filed in the Court of Common Pleas, Philadelphia County, Pennsylvania. These cases were filed on behalf of 12 Philadelphia firefighters and involve various defendants in addition to the Company.

Firefighters have brought hearing loss claims against the Company in jurisdictions other than Philadelphia and Cook County. In particular, cases have been filed in New Jersey, Missouri, Maryland, and New York. All of those cases, however, were dismissed prior to trial, including four cases in the Supreme Court of Kings County, New York which were dismissed upon the Company’s motion in 2008. The trial court subsequently denied reconsideration of its ruling. On appeal, the appellate court affirmed the trial court’s dismissal of these cases. Plaintiffs’ attorneys have threatened to file additional lawsuits. The Company intends to vigorously defend all of these lawsuits, if filed.

Federal Signal’s ongoing negotiations with CNA over insurance coverage on these claims have resulted in reimbursements of a portion of the Company’s defense costs. In the year ended December 31, 2011, the Company recorded $0.8 million of reimbursements from CNA as a reduction of corporate operating expenses of which $0.8 million has been received as of December 31, 2011.

On July 29, 2011, Neology, Inc. filed a complaint against the Company for alleged patent infringements in the U.S. District Court of Delaware. The lawsuit demands that the Company cease manufacturing, marketing, importing or selling Radio Frequency Identification systems and products that allegedly infringe certain specified patents owned by Neology, and also demands compensation for past alleged infringement. On December 2, 2011, Neology filed a motion for preliminary injunction, requesting that the court enter an order preliminarily enjoining the Company from further alleged infringement of certain Neology patents. The court has scheduled a hearing on the motion on May 1, 2012. The Company has denied the allegations in the complaint and the motion for preliminary injunction and intends to vigorously defend itself in this litigation.

10. SEGMENT INFORMATION

The Company has four operating segments as defined under ASC Topic 280, Segment Reporting. Business units are organized under each segment because they share certain characteristics, such as technology, marketing, distribution and product application, which create long-term synergies. The principal activities of the Company’s operating segments are as follows:

Safety and Security Systems — Our Safety and Security Systems Group is a leading manufacturer and supplier of comprehensive systems and products that law enforcement, fire rescue, emergency medical services, campuses, military facilities and industrial sites use to protect people and property. Offerings include systems for campus and community alerting, emergency vehicles, first responder interoperable communications, industrial communications and command and municipal networked security. Specific products include lightbars and sirens, public warning sirens and public safety software. Products are primarily sold under the Federal SignalTM , Federal Signal VAMATM, Target Tech®, and VictorTM brand names. The Group operates manufacturing facilities in North America, Europe, and South Africa.

Fire Rescue — Our Fire Rescue Group manufactures articulated and telescopic aerial platforms for rescue and fire fighting and for maintenance purposes. This Group sells to municipal and industrial fire services, civil defense authorities, rental companies, electric utilities and industrial customers. The Group manufactures in Finland and sells globally under the Bronto Skylift® brand name.

Environmental Solutions — Our Environmental Solutions Group manufactures a variety of self-propelled street cleaning vehicles, vacuum loader vehicles, municipal catch basin/sewer cleaning vacuum trucks, and waterblasting equipment. The Group sells primarily to municipal and government customers and industrial contractors. Products are sold under the Elgin®, Vactor®, Guzzler® and Jetstream® brand names. The Group primarily manufactures its vehicles and equipment in the United States.

Federal Signal Technologies — Our Federal Signal Technologies Group is a provider of technologies and solutions to the intelligent transportation systems and public safety markets and other applications. These products and solutions provide end users with the tools needed to automate data collection and analysis, transaction processing and asset tracking. FSTech Group provides technology platforms and services to customers in the areas of radio frequency identification systems, transaction processing vehicle classification, electronic toll collection, automated license plate recognition, electronic vehicle registration, parking and access control, cashless payment solutions, congestion charging, traffic management, site security solutions and supply chain systems. Products are sold under the PIPSTM, Idris®, SiritTM and VESystemsTM brand names. The Group operates manufacturing facilities in North America and Europe.

Corporate contains those items that are not included in our other operating segments.

The Company evaluates performance based on operating income of the respective segment. Operating income includes all revenues, costs and expenses directly related to the segment involved. In determining operating segment income, neither corporate nor interest expenses are included. Operating segment depreciation expense, identifiable assets and capital expenditures relate to those assets that are utilized by the respective operating segment. Corporate assets consist principally of cash and cash equivalents, short-term investments, notes and other receivables and fixed assets. The accounting policies of each operating segment are the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Intersegment sales were not material for the three months ended March 31, 2012 and 2011.

We have reclassified certain prior period amounts to conform to the current period presentation. Included with reclassifications are restatements for discontinued operations. Information regarding the Company’s discontinued operations is included in Note 12—Discontinued Operations. The segment information included herein has been reclassified to reflect such discontinued operations.

The following table summarizes the Company’s net sales, operating income (loss), and total assets by segment. The results for the interim periods are not necessarily indicative of results for a full year.

($ in millions)	Safety And Security Systems	Fire Rescue	Environmental Solutions	Federal Signal Technologies	Corporate And Eliminations	Total
Three months ended March 31, 2012:
Net sales	$56.3	$31.8	$108.0	$28.5	$—	$224.6
Operating income (loss)	4.6	0.8	12.0	(2.8)	(7.5)	7.1
Three months ended March 31, 2011:
Net sales	$52.7	$21.2	$76.4	$23.3	$—	$173.6
Operating income (loss)	5.2	0.8	0.9	(3.5)	(4.4)	(1.0)

($ in millions)	Safety And Security Systems	Fire Rescue	Environmental Solutions	Federal Signal Technologies	Corporate And Eliminations	Total
As of March 31, 2012:
Total assets	$201.8	$117.4	$238.1	$139.8	$34.6	$731.7
As of December 31, 2011:
Total assets	$200.3	$117.3	$231.7	$134.7	$22.7	$706.7

During the first quarter of 2012, the Company recorded expenses of $0.9 million related to severance costs in the Safety and Security Systems Group.

11. RESTRUCTURING

2012 Plan

During the first quarter of 2012, the Company recorded expenses of $0.9 million related to severance costs in the Safety and Security Systems Group, which is the total amount expected to be incurred for these activities. These actions are expected to be completed within the next 12 months.

2010 Plan

During 2010, the Company announced restructuring initiatives and other functional reorganizations focused on aligning its cost base with revenues and recorded $5.0 million in restructuring charges related to a global reduction in force across all functions. At March 31, 2012, the remaining restructuring reserve for the 2010 Plan totaled $0.3 million. These actions are expected to be completed during 2012.

The following presents an analysis of the restructuring reserves included in other accrued liabilities as of March 31, 2012:

($ in millions)	Severance	Other	Total
Balance as of December 31, 2011	$—	$0.3	$0.3
Charges	0.9	—	0.9
Cash payments	(0.3)	—	(0.3)

Balance as of March 31, 2012	$0.6	$0.3	$0.9

12. DISCONTINUED OPERATIONS

The following table presents the operating results of the Company’s discontinued operations for the three-month periods ended March 31, 2012 and 2011:

	Three Months Ended March 31,
($ in millions)	2012	2011
Net sales	$—	$0.2
Cost and expenses	—	(0.5)

Loss before income taxes	—	(0.3)
Income tax benefit	—	—

Loss on discontinued operations	$—	$(0.3)

During the first quarter of 2012, the Company recorded a gain of $0.1 million on discontinued operations, primarily related to the liquidation of the assets of the China WOFE business.

The following table shows an analysis of assets and liabilities of discontinued operations as of March 31, 2012 and December 31, 2011:

($ in millions)	March 31, 2012	December 31, 2011
Current assets	$—	$0.6
Properties and equipment	0.5	0.5
Long-term assets	1.1	1.4
Financial service assets, net	0.9	1.0

Total assets of discontinued operations	$2.5	$3.5

Current liabilities	$3.8	$4.0
Long-term liabilities	6.1	7.4
Financial service liabilities	—	0.9

Total liabilities of discontinued operations	$9.9	$12.3

Included in current liabilities at March 31, 2012 and December 31, 2011 is $2.1 million and $2.2 million, respectively, related to environmental remediation at the Pearland, Texas facility, which was previously used by the Company’s discontinued Pauluhn business. Included in long-term liabilities at March 31, 2012 and December 31, 2011 is $5.1 million and $5.1 million, respectively, relating to estimated product liability obligations of the North American refuse truck body business.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide information that is supplemental to, and shall be read together with, the condensed consolidated financial statements and the accompanying notes contained in this Quarterly Report on Form 10-Q and the Annual Report on Form 10-K for the year ended December 31, 2011. Information in the MD&A is intended to assist the reader in obtaining an understanding of the condensed consolidated financial statements, information about the Company’s business segments and how the results of those segments impact the Company’s results of operations and financial condition as a whole, and how certain accounting principles affect the Company’s condensed consolidated financial statements. The Company’s results for interim periods are not necessarily indicative of annual operating results.

Executive Summary

The Company is a leading global manufacturer and supplier of (i) safety, security and communication equipment, (ii) street sweepers and other environmental vehicles and equipment, and (iii) vehicle-mounted, aerial platforms for fire fighting, rescue, electric utility and industrial uses. We also are a designer and supplier of technology-based products and services for the public safety and intelligent transportation systems markets. In addition, we sell parts and tooling, and provide service, repair, equipment rentals and training as part of a comprehensive offering to our customer base. We operate 19 manufacturing facilities in six countries around the world and provide our products and integrated solutions to municipal, governmental, industrial and commercial customers in approximately 100 countries in all regions of the world.

Results of Operations

The following information summarizes our consolidated statements of operations and illustrates the key financial indicators used to assess our consolidated financial results:

	Three Months Ended March 31,
($ in millions, except per share data)	2012	2011	Change
Net sales	$224.6	$173.6	$51.0
Cost of sales	168.5	132.1	36.4

Gross profit	56.1	41.5	14.6
Selling, engineering, general and administrative	48.1	44.1	4.0
Goodwill impairment	—	(1.6)	1.6
Restructuring charge	0.9	—	0.9

Operating income (loss)	7.1	(1.0)	8.1
Interest expense	6.0	3.4	2.6
Debt settlement costs	1.6	—	1.6
Other (income) expense, net	(0.2)	0.2	(0.4)
Income tax expense	(0.3)	(0.7)	0.4

Loss from continuing operations	(0.6)	(5.3)	4.7
Gain from discontinued operations and disposal, net of income tax	0.1	—	0.1

Net loss	$(0.5)	$(5.3)	$4.8

Other data:
Operating margin	3.2%	(0.6%)	3.8%
Net loss per share—continuing operations	$(0.01)	$(0.08)	$0.07
Orders	$242.8	$209.7	$33.1
Depreciation and amortization	$5.5	$5.8	$(0.3)

Net sales

Safety and Security Systems segment net sales increased $3.6 million for the three months ended March 31, 2012 compared to the respective prior-year period, primarily due to strong industrial demand and increased sales from large warning systems projects, partially offset by soft demand in the U.S. export market.

Fire Rescue segment net sales increased $10.6 million for the three months ended March 31, 2012 compared to the respective prior- year period, resulting from a 50% increase in sales volume. Sales to Asian and Australian markets increased by 39% and sales to Europe increased 59% despite continuing soft overall market conditions. In the first quarter of 2012, sales in the industrial market improved compared with the prior-year period.

Environmental Solutions segment net sales increased $31.6 million for the three months ended March 31, 2012 compared to the respective prior-year period. 2012 net sales increases are a result of improvements in the industrial markets and order increases for sweepers and sewer cleaners at the end of the fourth quarter in 2011.

FSTech Group segment net sales increased $5.2 million for the three months ended March 31, 2012 compared to the respective prior-year period, primarily due to the revenue recognized in connection with a longer-term project of $2.0 million, as well as sales associated with two other large shipments for the FSTech Group.

Cost of Sales

Cost of sales increased $36.4 million or 28% in the three months ended March 31, 2012 compared to the prior-year period, primarily driven by the 29% increase in net sales.

Gross Profit

Gross profit increased $14.6 million or 35% in the three months ended March 31, 2012 compared to the prior-year period as result of increased sales volumes with higher gross profit margin on U.S. sales of street sweepers and a favorable change in product mix.

Operating Income

Operating income was $7.1 million in the three months ended March 31, 2012 compared to an operating loss of $1.0 million for the prior-year period. The increase in operating income was a result of higher sales volume, partially offset by $0.9 million of restructuring costs in 2012 and the absence of a reduction of $1.6 million from an adjustment to the original goodwill impairment charge recognized in the fourth quarter of 2010 upon completion of a detailed ASC 350 step two analysis in the first quarter of 2011. In the first quarter of 2012 the Company determined, upon finalization of the second step of the impairment analysis, that no adjustment to the estimated impairment charge recorded in 2011 was necessary.

Interest Expense

Interest expense increased $2.6 million for the three months ended March 31, 2012 compared to the prior year, primarily due to an increase in interest rates on the Company’s debt financing agreements entered into in February 2012. For further discussion of the debt financing agreements, see Note 5 of the condensed consolidated financial statements contained under Item 1 of Part I of this Form 10-Q.

Debt Settlement Costs

In the first quarter of 2012, the Company recorded $1.6 million of costs related to the termination of its prior debt agreements. The costs included $1.0 million of make-whole interest payments and a write-off of deferred financing costs of $0.6 million.

Other (Income) Expense, Net

Other (income) expense, net was income of $0.2 million for the three months ended March 31, 2012 and expense of $0.2 million in the respective prior-year period.

Effective Tax Rate

The Company recognized an income tax provision of $0.3 million and $0.7 million for the three months ended March 31, 2012 and 2011, respectively. The income tax provision for the three months ended March 31, 2012 and 2011 primarily relates to tax expense at foreign operations that are not in a cumulative loss position. Due to the Company’s recent cumulative domestic losses for book purposes and the uncertainty of the realization of certain deferred tax assets, the Company continues to adjust its valuation allowance as the deferred tax assets increase or decrease, resulting in effectively no recorded tax benefit for domestic operating losses. The Company’s effective tax rate was 100.0% and 15.2% for the three months ended March 31, 2012 and 2011, respectively.

The Company’s unrecognized tax benefits were $4.3 million at March 31, 2012 and December 31, 2011, of which $4.2 million are tax benefits that, if recognized, would reduce the annual effective tax rate. The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. Interest and penalties amounting to $0.2 million and $0.1 million, respectively, are included in the condensed consolidated balance sheet at March 31, 2012. The Company expects the unrecognized tax benefits to decrease by $1.6 million over the next twelve months.

Loss from Continuing Operations

Loss from continuing operations improved $4.7 million in the three months ended March 31, 2012 compared to the respective prior- year period due to higher sales volume and lower tax expenses, partially offset by higher expenses.

Discontinued Operations and Disposals

A gain from discontinued operations and disposals, net of tax was recognized of $0.1 million for three months ended March 31, 2012, while no gain or loss from discontinued operations and disposal was recorded in the respective prior-year period.

Orders and Backlog

Orders increased 16%, or $33.1 million, for the three months ended March 31, 2012 compared to the respective prior-year period as the U.S. and global markets continued the recovery from the recession. U.S. municipal and government orders increased 34%, or $19.3 million, across most businesses primarily resulting from order increases of $11.4 million for sewer cleaners, $2.6 million for sweepers, $4.4 million for alert warning systems, and $1.3 million for the combined police and fire markets. These increases were partly offset by declines in the FSTech Group. U.S. industrial and commercial orders increased 7%, or $4.8 million, primarily due to orders increases in waterblasters of $2.5 million, $1.1 million for vacuum trucks, and $1.1 million for industrial signal systems, partly offset by decreases in the Fire Rescue Group. Non-US orders increased $9.0 for the three months ended March 31, 2012 compared to the respective prior-year period, primarily due to order increases of $4.6 million for the Fire Rescue Group and $3.9 million for export sales for the Environmental Solutions Group, partially offset by declines in the FSTech Group.

Backlog is $454.7 million at March 31, 2012, which is $28.6 million higher than at December 31, 2011.

Safety and Security Systems

The following table summarizes the Safety and Security Systems Group’s operating results as of and for the three-month periods ended March 31, 2012 and 2011, respectively:

	Three Months Ended March 31,
($ in millions)	2012	2011	Change
Orders	$62.0	$53.6	$8.4
Backlog	37.5	19.3	18.2
Net sales	56.3	52.7	3.6
Restructuring charge	0.9	—	0.9
Operating income	4.6	5.2	(0.6)
Operating margin	8.2%	9.9%	(1.7)%
Depreciation and amortization	$1.1	$1.1	$—

Orders increased $8.4 million for the three months ended March 31, 2012 compared to the respective prior-year period. U.S. orders increased $7.4 million due to higher municipal spending in the fire and outdoor warning markets and higher industrial orders of $1.6 million. Non-U.S. orders increased $1.0 million for the three months ended March 31, 2012 compared to the respective prior-year period.

Net sales increased $3.6 million for the three months ended March 31, 2012 compared to the respective prior-year period, primarily due to strong industrial demand, increased sales of $1.9 million related to large warning systems projects, and higher demand for U.S. municipal fire products, partially offset by softness in the U.S. export market.

Operating income decreased $0.6 million for the three months ended March 31, 2012 compared to the respective prior-year period. During the first quarter of 2012, the Company recorded a restructuring charge of $0.9 million in the Safety and Security Systems Group, which drove the decrease in operating income compared to the prior-year period.

On April 30, 2012, the International Brotherhood of Electrical Workers, representing 315 production and maintenance employees at our University Park, Illinois facility, ratified a four-year collective bargaining agreement, lasting through April 30, 2016.

Fire Rescue

The following table summarizes the Fire Rescue Group’s operating results as of and for the three-month periods ended March 31, 2012 and 2011, respectively:

	Three Months Ended March 31,
($ in millions)	2012	2011	Change
Orders	$37.0	$36.2	$0.8
Backlog	88.0	76.6	11.4
Net sales	31.8	21.2	10.6
Operating income	0.8	0.8	—
Operating margin	2.5%	3.8%	(1.3)%
Depreciation and amortization	$0.6	$0.6	$—

Orders increased $0.8 million for the three months ended March 31, 2012 compared to the respective prior-year period. Non-U.S. orders increased $4.6 million, primarily due to stronger demand from maintenance rental equipment companies in the Australian and European markets. U.S. orders declined $3.8 million, as the demand in the industrial market softened during this quarter.

Net sales increased $10.6 million for the three months ended March 31, 2012 compared to the respective prior-year period. The 50% increase in sales volume was driven by increased shipments during the current quarter.

Operating income was consistent for the three months ended March 31, 2012 at $0.8 million compared to the respective prior-year period, despite increased sales volume. Operating margin declined 1.3% due to the lower gross profit resulting from unfavorable product mix, such that the impact of the lower margin primarily in the European markets more than offset the increase in sales volume.

Environmental Solutions

The following table summarizes the Environmental Solutions Group’s operating results as of and for the three-month periods ended March 31, 2012 and 2011, respectively:

	Three Months Ended March 31,
($ in millions)	2012	2011	Change
Orders	$124.1	$99.8	$24.3
Backlog	199.5	106.0	93.5
Net sales	108.0	76.4	31.6
Operating income	12.0	0.9	11.1
Operating margin	11.1%	1.2%	9.9%
Depreciation and amortization	1.3	1.2	0.1

Orders increased $24.3 million or 24% for the three months ended March 31, 2012 compared to the respective prior-year period. U.S. orders increased $20.4 million or 27% for the three months ended March 31, 2012 compared to the respective prior-year period, primarily due to increases in orders for sewer cleaners of $11.4 million, sweepers of $4.5 million, and waterblasters of $2.5 million. Non-U.S. orders increased $3.9 million or 17% from the prior-year, with increases in U.S. export orders from Canada, Asia, the Middle East, and Mexico.

Net sales increased $31.6 million or 41% for the three months ended March 31, 2012 compared to the respective prior-year period. The 2012 net sales increase is a result of improvements in the industrial markets and increases in shipments of sweepers and sewer cleaners.

Operating income increased $11.1 million for the three months ended March 31, 2012 compared to the respective prior-year period, primarily due to higher shipments, a more favorable product mix, price increases, and the absence of increased costs associated with the final deployment of a common enterprise resource planning (“ERP”) system across the group that were present in 2011.

Federal Signal Technologies

The following table summarizes the Federal Signal Technologies Group’s operating results as of and for the three-month periods ended March 31, 2012 and 2011, respectively:

	Three Months Ended March 31,
($ in millions)	2012	2011	Change
Orders	$19.7	$20.1	$(0.4)
Backlog	129.7	55.6	74.1
Net sales	28.5	23.3	5.2
Operating loss	(2.8)	(3.5)	0.7
Operating margin	(9.8%)	(15.0%)	5.2%
Depreciation and amortization	$2.3	$2.6	$(0.3)

Orders decreased $0.4 million to $19.7 million for the three months ended March 31, 2012 compared to the respective prior-year period. U.S. orders were unchanged at $13.7 million for the three months ended March 31, 2012 compared to the respective prior-year period as softness in the U.S. municipal market offset increases in the industrial market. Non-U.S. orders decreased $0.5 million for the three months ended March 31, 2012 compared to the respective prior-year period due to lower export orders from Mexico.

Net sales increased $5.2 million for the three months ended March 31, 2012 compared to the respective prior-year period due to revenue recognized in connection with a longer-term project of $2.0 million, as well as sales associated with two other large shipments for the FSTech Group.

The operating loss for the three months ended March 31, 2012 was $2.8 million compared to an operating loss of $3.5 million from the respective prior-year period. The improvement in the operating loss reflects the revenue recognized in connection with a longer-term project of $2.0 million and margins associated with two other large shipments for the FSTech Group, partially offset by the absence of $1.6 million of income in the first quarter of 2011 from a favorable adjustment to the goodwill impairment charge originally recognized in the fourth quarter of 2010.

Corporate Expenses

Corporate expenses were $7.5 million and $4.4 million for the three months ended March 31, 2012 and 2011, respectively. The increase was primarily due to higher expenses for incentive compensation of $1.0 million, legal fees of $0.9 million, as well as the absence of a $0.6 million insurance reimbursement in the first quarter of 2011.

Corporate expenses include depreciation and amortization expense of $0.2 million and $0.3 million for the three-month periods ended March 31, 2012 and 2011, respectively.

Seasonality of Company’s Business

Certain of the Company’s businesses are susceptible to the influences of seasonal buying or delivery patterns. The Company tends to have lower sales in the first calendar quarter compared to other quarters as a result of these influences.

Financial Condition, Liquidity and Capital Resources

The Company utilizes its operating cash flow and available borrowings under its Tern Loan and ABL Facility for working capital needs of its operations, capital expenditures, strategic acquisitions of companies operating in markets related to those already served, pension contributions, debt repayments, share repurchases and dividends.

The following table summarizes the Company’s cash flows for the three-month periods ended March 31, 2012 and 2011:

	Three Months Ended March 31,
($ in millions)	2012	2011
Net cash provided by (used for) operating activities	$3.3	$(18.2)
Purchases of properties and equipment	(3.5)	(4.3)
Proceeds from sales of properties, plant and equipment	0.5	0.4
Increase in restricted cash	(2.1)	—
Borrowing activity, net	12.4	(20.2)
Debt financing fees	(6.2)	(2.1)
Net cash (used for) provided by discontinued financing activities	(0.9)	0.1
Cash dividends paid to shareholders	—	(3.8)
Other, net	0.4	(1.3)

Increase (decrease) in cash and cash equivalents	$3.9	$(49.4)

Cash provided by operating activities for the three months ended March 31, 2012 was $3.3 million compared to cash used by operating activities of $18.2 million for the respective prior-year period. The change is primarily due to improved operating results and improved working capital.

On February 22, 2012, the Company entered into a Credit Agreement (, by and among the Company, as borrower and General Electric Capital Corporation, as a co-collateral agent, and Wells Fargo Capital Finance, LLC, as administrative agent and co-collateral agent, providing the Company with a new $100 million secured credit facility (the “ABL Facility”).

The ABL Facility is a five-year asset-based revolving credit facility pursuant to which up to $100 million initially is available, with the right, subject to certain conditions, to increase the availability under the facility by up to an additional $25 million. The ABL Facility provides for loans and letters of credit in an amount up to the aggregate availability under the facility subject to meeting certain borrowing base conditions, with a sub-limit of $50 million for letters of credit. Borrowings under the ABL Facility bear interest, at the Company’s option, at a base rate or a LIBOR rate, plus, in each case, an applicable margin. The applicable margin ranges from 1.00% to 2.75% for base rate borrowings and 1.75% to 3.50% for LIBOR borrowings. The Company must also pay a commitment fee to the facility lenders equal to 0.50% per annum on the unused portion of the ABL Facility along with other standard fees. Letter of credit fees are payable on outstanding letters of credit in an amount equal to the applicable LIBOR margin plus other customary fees.

The Company is allowed to prepay in whole or in part advances under the ABL Facility without penalty or premium other than customary “breakage” costs with respect to LIBOR loans.

The ABL Facility requires that the Company, on a consolidated basis, maintain a minimum monthly fixed charge coverage ratio, along with other customary restrictive covenants, certain of which are subject to materiality thresholds. The Company was in compliance with all its debt covenants as of March 31, 2012.

The obligations under the ABL Facility are secured by (i) a first priority security interest in the Company’s and its domestic subsidiaries’ accounts, inventory, chattel paper, payment intangibles, cash and cash equivalents and other working capital assets (the “ABL First Priority Collateral”) and (ii) a second priority security interest in all other now or hereafter acquired domestic property and assets, the stock or other equity interests in each of the domestic subsidiaries and certain of the first-tier foreign subsidiaries, subject to certain exclusions.

The Company’s obligations under the ABL Facility are guaranteed by certain of the Company’s domestic subsidiaries.

On February 22, 2012, the Company also entered into a Financing Agreement by and among the Company, certain subsidiaries of the Company, as guarantors, the lenders party thereto (the “Term Lenders”) and TPG Specialty Lending, Inc., as administrative agent, collateral agent and sole lead arranger, pursuant to which the Term Lenders agreed to provide the Company with a $215 million term loan (the “Term Loan”).

The Term Loan is a five-year, secured term loan maturing on February 22, 2017. Installment payments under the Term Loan do not commence until March 2013. The Term Loan allows for mandatory prepayments in certain specified situations. Except in these certain specified situations, the Term Loan is not repayable in the first 12 months of the term and thereafter is subject to the following prepayment premium; (i) 2.75% in months 13-24, (ii) 2.00% in months 25-36 and (iii) nothing thereafter. These provisions are subject to change upon the occurrence of certain specified events.

The Term Loan will bear interest, at the Company’s option, at a base rate or LIBOR rate, plus, in each case, an applicable margin. The applicable margin ranges from 9.00% to 10.00% for base rate borrowings and 10.00% to 11.00% for LIBOR borrowings. The Company is required to pay certain customary fees in connection with the Term Loan.

The Term Loan requires the Company to comply with financial covenants related to the maintenance of a minimum monthly fixed charge coverage ratio, maximum capital expenditures, minimum liquidity, and maximum leverage ratio. The Term Loan contains other restrictive covenants which are substantively similar to those applicable to the ABL Facility. The Company was in compliance with all its debt covenants as of March 31, 2012.

The obligations under the Term Loan are secured by (i) a first priority security interest in all now or hereafter acquired domestic property and assets (excluding the ABL First Priority Collateral) the stock or other equity interests in each of the domestic subsidiaries and certain of the first-tier foreign subsidiaries, subject to certain exclusions, and (ii) a second priority security interest in the ABL First Priority Collateral.

The Company’s obligations under the Term Loan are guaranteed by certain of the Company’s non-dormant domestic subsidiaries.

Under the Term Loan, dividends shall be permitted only if the following conditions are met:

•	No default or event of default shall exist or shall result from such payment;

•	The Fixed Charge Ratio of the Company and its subsidiaries shall be, both before and after the dividend payment (on a pro forma basis), not less than 1.50 to 1.00; and

•	The Leverage Ratio of the Company and its subsidiaries shall be, both before and after the dividend payment (on a pro forma basis), less than 2.00 to 1.00.

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

In accounting for the classification of its outstanding debt as of December 31, 2011, the Company considered the guidance in ASC 470-10-45-14. As the Company effectively refinanced short-term debt on a long-term basis subsequent to the balance sheet date, the amounts outstanding under the Prior Credit Agreement and the Prior Note Purchase Agreements as of December 31, 2011 were reflected as a component of long-term borrowings and capital lease obligations on the Consolidated Balance Sheet.

As of December 31, 2011, $180.0 million was drawn on the Prior Credit Agreement leaving available borrowings of $49.1 million that includes $32.5 million of capacity used for existing letters of credit.

As of March 31, 2012, the available borrowing base under the ABL Facility was $76.4 million. As of March 31, 2012, there was $17.2 million in cash drawn and $30.8 million of undrawn letters of credit under the ABL Facility, reducing net availability for borrowings to $28.4 million.

As of March 31, 2012, $2.8 million was drawn against the Company’s non-U.S. lines of credit which provide for borrowings up to $15.3 million.

Aggregate maturities of total borrowings amount to approximately $3.0 million in 2012, $21.8 million in 2013, $32.4 million in 2014, $32.3 million in 2015, $32.3 million in 2016, and $113.8 million thereafter. These maturities primarily reflect the payment terms outlined in the ABL Facility and the Term Loan. The fair values of borrowings aggregated $235.6 million and $221.5 million at March 31, 2012 and December 31, 2011, respectively. Included in 2012 maturities are $2.8 million of other non-U.S. lines of credit and $0.2 million of capital lease obligations.

Upon execution of the Company’s new debt agreements in February 2012, the remaining unamortized deferred financing costs related to the old debt agreements were written off. In the first quarter of 2012, the Company recorded $1.6 million of costs related to the termination of its prior debt agreements. The costs included $1.0 million of make-whole interest payments and a write-off of deferred financing costs of $0.6 million.

The Company has incurred $8.1 million of debt issuance costs associated with the execution of its new debt agreements through March 31, 2012. Financing costs incurred related to the new debt agreements are deferred and amortized over the remaining life of the new debt. At March 31, 2012 and December 31, 2011, deferred financing fees totaled $7.9 million and $1.0 million, respectively, and are included in deferred charges and other assets on the Condensed Balance Sheet.

Of the total $8.1 million debt financing costs incurred to date associated with the execution of the new debt agreements, the Company paid $6.2 million in the first quarter of 2012. In the first quarter of 2011, the Company paid $2.1 million in fees associated with the old debt agreements. In accordance with ASC 470-50, the debt and third-party fees related to the Third Amendment and Waiver were amortized over the term of debt. As previously indicated, any remaining debt financing fees associated with the old debt agreements have been written off to expense.

The weighted average interest rate on short-term borrowings was 2.02% at March 31, 2012.

The Company anticipates that capital expenditures for 2012 will approximate $16 million, and will be restricted to no more than $20 million under the terms of the Term Loan. The Company believes that its financial resources and major sources of liquidity, including cash flow from operations and borrowing capacity, will be adequate to meet its operating and capital needs in addition to its financial commitments.

Contractual Obligations and Commercial Commitments

Short-term borrowings decreased to $2.8 million at March 31, 2012 from $9.0 million at December 31, 2011, primarily due to the funding of working capital needs and payment of financing fees related to the new debt financing agreements. Total long-term borrowings, including a current portion of the long-term borrowing, increased to $232.8 million at March 31, 2012 from $214.1 million at December 31, 2011. See the Financial Condition, Liquidity and Capital Resources section of Part I, Item 2 of this Form 10-Q for more information.

Changes to the Company’s accrual for product warranty claims in the three months ended March 31, 2012 are discussed in Note 9 of the condensed consolidated financial statements included in Part I of this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

See Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no significant changes in our exposure to market risk since December  31, 2011.

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2012. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2012. As a matter of practice, the Company’s management continues to review and document internal control and procedures for financial reporting. From time to time, the Company may make changes aimed at enhancing the effectiveness of the controls and to ensure that the systems evolve with the business. During the quarter ended March 31, 2012, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

The information set forth under the heading “Legal Proceedings” in Note 9 of the condensed consolidated financial statements included in Part I of this Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes in risk factors as described in Item 1A, Risk Factors, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Restrictions upon the Payment of Dividends

Under the Company’s new Term Loan, dividends shall be permitted only if the following conditions are met:

•	No default or event of default shall exist or shall result from such payment;

•	The Fixed Charge Ratio of the Company and its subsidiaries shall be, both before and after the dividend payment (on a pro forma basis), not less than 1.50 to 1.00; and

•	The Leverage Ratio of the Company and its subsidiaries shall be, both before and after the dividend payment (on a pro forma basis), less than 2.00 to 1.00.

Item 5. Other Information

On May 4, 2012, the Company issued a press release announcing its financial results for the three-months ended March 31, 2012. The full text of the press release is included as Exhibit 99.1 to this Form 10-Q.

Item 6. Exhibits

31.1	CEO Certification under Section 302 of the Sarbanes-Oxley Act

31.2	CFO Certification under Section 302 of the Sarbanes-Oxley Act

32.1	CEO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act

32.2	CFO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act

99.1	Press Release dated May 4, 2012

101.INS (1)	XBRL Instance Document

101.SCH (1)	XBRL Taxonomy Extension Schema Document

101.CAL (1)	XBRL Taxonomy Calculation Linkbase Document

101.DEF (1)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB (1)	XBRL Taxonomy Label Linkbase Document

101.PRE (1)	XBRL Taxonomy Presentation Linkbase Document

(1)

In accordance with Rule 406T of Regulation S-T, these interactive data files are deemed “furnished, but not filed” for purposes of section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under that section.

Items 3 and 4 are not applicable and have been omitted.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Federal Signal Corporation

	By:	/s/ William G. Barker, III
Date: May 4, 2012		William G. Barker, III
Senior Vice President and Chief Financial Officer