Form 10-Q
period 2012-06-30
FEDERAL SIGNAL CORP /DE/
filed 2012-08-03
CIK 277509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number: 1-6003

Federal Signal Corporation

(Exact name of registrant as specified in its charter)

Delaware	36-1063330
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1415 West 22nd Street Oak Brook, IL 60523	60523
(Address of principal executive offices)	(Zip code)

(630) 954-2000

(Company’s telephone number including area code)

Not applicable

(Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the Company is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title
Common Stock, $1.00 par value	62,348,901 shares outstanding at July 13, 2012

FEDERAL SIGNAL CORPORATION

Part I. Financial Information

Item 1. Financial Statements

FORWARD-LOOKING STATEMENTS

This Form 10-Q report filed by Federal Signal Corporation and its subsidiaries (the “Company”) with the U.S. Securities and Exchange Commission (“SEC”), and comments made by management may contain words such as “may,” “will,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “project,” “estimate” and “objective” or the negative thereof or similar terminology concerning the Company’s future financial performance, business strategy, plans, goals and objectives. These expressions are intended to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include information concerning the Company’s possible or assumed future performance or results of operations and are not guarantees. While these statements are based on assumptions and judgments that management has made in light of industry experience as well as perceptions of historical trends, current conditions, expected future developments and other factors believed to be appropriate under the circumstances, they are subject to risks, uncertainties and other factors that may cause the Company’s actual results, performance or achievements to be materially different.

These risks and uncertainties, some of which are beyond the Company’s control, include the cyclical nature of the Company’s industrial, municipal, government and commercial markets; domestic and foreign governmental policy changes; restrictive debt covenants; availability of credit and third-party financing for customers; our ability to anticipate and meet customer demands for new products and product enhancements and the resulting new and enhanced products generating sufficient revenues to justify research and development expenses; our incurrence of restructuring and impairment charges as we continue to evaluate opportunities to restructure our business; highly competitive markets; increased product liability, warranty, recall claims, client service interruptions and other lawsuits and claims; technological advances by competitors; disruptions in the supply of parts and components from suppliers and subcontractors; attraction and retention of key employees; disruptions within our dealer network; work stoppages and other labor relations matters; increased pension funding requirements and expenses beyond our control; costs of compliance with environmental and safety regulations; our ability to use net operating loss (“NOL”) carryovers to reduce future tax payments; charges related to goodwill and other long-lived intangible assets; ability to expand our business through successful future acquisitions; unknown or unexpected contingencies in our existing business or in businesses acquired by us. These risks and uncertainties include, but are not limited to, the risk factors described under Item 1A, Risk Factors, in the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and other filings with the SEC. These factors may not constitute all factors that could cause actual results to differ materially from those discussed in any forward-looking statement. The Company operates in a continually changing business environment and new factors emerge from time to time. The Company cannot predict such factors nor can it assess the impact, if any, of such factors on its financial position or results of operations. Accordingly, forward-looking statements should not be relied upon as a predictor of actual results. The Company disclaims any responsibility to update any forward-looking statement provided in this Form 10-Q.

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

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three months ended June 30,		Six months ended June 30,
(in millions, except per share data)	2012	2011	2012	2011
Net sales	$204.4	$175.6	$400.5	$325.9
Cost of sales	155.2	135.7	306.0	252.8

Gross profit	49.2	39.9	94.5	73.1
Selling, engineering, general and administrative	33.5	29.3	67.6	60.0
Restructuring charge	(0.1)	—	0.8	—

Operating income	15.8	10.6	26.1	13.1
Interest expense	5.4	4.0	10.5	7.3
Debt settlement costs	—	—	1.6	—
Other expense (income), net	0.5	(0.2)	0.3	—

Income before income taxes	9.9	6.8	13.7	5.8
Income tax expense	(0.3)	(1.1)	(1.0)	(2.5)

Income from continuing operations	9.6	5.7	12.7	3.3
Loss from discontinued operations and disposal, net of income tax benefit of $0.7, $0.0, $0.6 and $0.0, respectively	(26.1)	(1.3)	(30.2)	(4.7)

Net (loss) income	$(16.5)	$4.4	$(17.5)	$(1.4)

Basic and diluted earnings (loss) per share:
Income from continuing operations	$0.15	$0.09	$0.20	$0.05
Loss from discontinued operations and disposal, net of tax	(0.41)	(0.02)	(0.48)	(0.07)

(Loss) earnings per share	$(0.26)	$0.07	$(0.28)	$(0.02)

Weighted average common shares outstanding:
Basic	62.3	62.2	62.2	62.2
Diluted	62.6	62.2	62.5	62.2
Cash dividends declared per share of common stock	$—	$—	$—	$—

See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2012	2011	2012	2011
Net (loss) income	$(16.5)	$4.4	$(17.5)	$(1.4)
Other comprehensive income:
Change in foreign currency translation adjustment	1.3	1.3	6.5	10.0
Unrealized net gain on derivatives, net of tax expense of $0.1, $0.1, $0.2, and $0.5, respectively	0.3	0.2	0.7	0.1
Change in unrecognized losses related to pension benefit plans, net of tax expense (benefit) of $0.2, ($0.7), $0.0 and ($0.6), respectively	1.8	2.2	2.7	3.0

Total other comprehensive income	3.4	3.7	9.9	13.1

Comprehensive (loss) income	$(13.1)	$8.1	$(7.6)	$11.7

See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except per share data)	June 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$10.3	$9.5
Restricted cash	1.5	—
Accounts receivable, net of allowances for doubtful accounts of $2.4 and $2.4, respectively	108.3	105.0
Inventories	117.9	104.3
Other current assets	22.0	18.7
Current assets of discontinued operations	122.2	131.9

Total current assets	382.2	369.4
Properties and equipment, net	58.1	60.0
Other assets
Goodwill	269.7	270.6
Intangible assets, net	1.3	1.8
Deferred charges and other assets	7.1	2.0
Long-term assets of discontinued operations	1.9	2.9

Total assets	$720.3	$706.7

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$3.9	$9.0
Current portion of long-term borrowings and capital lease obligations	10.9	0.1
Accounts payable	53.1	49.5
Customer deposits	15.5	14.4
Deferred revenue	2.9	2.9
Accrued liabilities
Compensation and withholding taxes	18.0	18.7
Other	38.9	34.0
Current liabilities of discontinued operations	38.7	35.7

Total current liabilities	181.9	164.3
Long-term borrowings and capital lease obligations, less current portion	221.9	213.1
Long-term pension and other postretirement liabilities	69.6	74.1
Deferred gain	20.4	21.4
Deferred tax liabilities	37.3	36.0
Other long-term liabilities	14.0	14.5
Long-term liabilities of discontinued operations	6.5	8.6

Total liabilities	551.6	532.0
Shareholders’ equity
Common stock, $1 par value per share, 90.0 million shares authorized, 63.3 million and 63.1 million shares issued, respectively	63.3	63.1
Capital in excess of par value	169.3	167.7
Retained earnings	18.9	36.4
Treasury stock, 0.9 million and 0.9 million shares, respectively, at cost	(16.3)	(16.1)
Accumulated other comprehensive loss	(66.5)	(76.4)

Total shareholders’ equity	168.7	174.7

Total liabilities and shareholders’ equity	$720.3	$706.7

See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (unaudited)

($ in millions)	Common Stock Par Value	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2011	$63.1	$167.7	$36.4	$(16.1)	$(76.4)	$174.7
Net loss			(17.5)			(17.5)
Foreign currency translation					6.5	6.5
Unrealized gain on derivatives, net of tax expense of $0.2					0.7	0.7
Change in unrecognized loss related to pension benefit plans, net of tax expense of $0.0					2.7	2.7
Stock-based payments:
Non-vested stock and options		1.4				1.4
Stock awards	0.2	0.2		(0.2)		0.2

Balance at June 30, 2012	$63.3	$169.3	$18.9	$(16.3)	$(66.5)	$168.7

See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six months ended June 30,
($ in millions)	2012	2011
Operating activities
Net loss	$(17.5)	$(1.4)
Adjustments to reconcile net loss to net cash used for operating activities
Loss on discontinued operations and disposal	30.2	4.7
Depreciation and amortization	6.6	6.5
Stock-based compensation expense	1.4	1.3
Restructuring charge	0.8	—
Changes in operating assets and liabilities	(12.0)	(8.6)

Net cash provided by continuing operating activities	9.5	2.5
Net cash used for discontinued operating activities	(10.0)	(9.0)

Net cash used for operating activities	(0.5)	(6.5)
Investing activities
Purchases of properties and equipment	(5.5)	(6.6)
Proceeds from sales of properties, plant and equipment	1.0	0.9
Increase in restricted cash	(1.5)	—

Net cash used for continuing investing activities	(6.0)	(5.7)
Net cash provided by discontinued investing activities	—	—

Net cash used for investing activities	(6.0)	(5.7)
Financing activities
Reduction in debt outstanding under revolving credit facilities	(161.8)	(24.6)
Proceeds on short-term borrowings	28.5	33.0
Payments on short-term borrowings	(33.8)	(25.4)
Proceeds from issuance of long-term borrowings	215.0	—
Payments on long-term borrowings	(34.4)	(11.4)
Payments of debt financing fees	(6.2)	(2.1)
Cash dividends paid to shareholders	—	(3.7)
Other, net	0.9	—

Net cash provided by (used for) continuing financing activities	8.2	(34.2)
Net cash (used for) provided by discontinued financing activities	(0.9)	0.1

Net cash provided by (used for) financing activities	7.3	(34.1)

Effects of foreign exchange rate changes on cash and cash equivalents	—	(1.5)
Increase (decrease) in cash and cash equivalents	0.8	(47.8)
Cash and cash equivalents at beginning of period	9.5	62.1

Cash and cash equivalents at end of period	$10.3	$14.3

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

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements represent the consolidation of Federal Signal Corporation and its subsidiaries included herein and have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to ensure the information presented is not misleading. These condensed consolidated financial statements have been prepared in accordance with the Company’s accounting policies described in the Annual Report on Form 10-K for the year ended December 31, 2011, and should be read in conjunction with the consolidated financial statements and the notes thereto.

These statements include all adjustments (consisting of normal recurring accruals) that we considered necessary for a fair presentation. The results reported in these condensed consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. We label our quarterly information using a calendar convention; that is, first quarter is labeled as ending on March 31, second quarter as ending on June 30, and third quarter as ending on September 30. It is our longstanding practice to establish interim quarterly closing dates using a 5-4-4 calendar with the fiscal year ending on December 31. The effects of this practice are modest and only exist within a reporting year.

As discussed in Note 12 – Discontinued Operations, on June 21, 2012, the Company announced that it has signed a definitive agreement to sell its Federal Signal Technologies (“FSTech”) Group. As the Company has met the held for sale criteria during the second quarter of 2012, the FSTech Group has been reported as a discontinued operation. The condensed consolidated financial statements for all periods presented have been recast to present the operating results of the held for sale and previously divested or exited businesses as discontinued operations.

We have reclassified certain prior-period amounts to conform to the current period presentation

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

In June 2011, the FASB issued ASU No. 2011-05, Topic 220, Presentation of Comprehensive Income, which requires companies to include a statement of comprehensive income as part of their interim and annual financial statements. The new guidance gives companies the option to present net income and comprehensive income either in one continuous statement or in two separate but consecutive statements. This approach represents a change from current U.S. GAAP, which allows companies to report other comprehensive income (“OCI”) and its components in the statement of shareholders’ equity. The guidance also allows companies to present OCI either net of tax with details in the notes or to present amounts gross (with tax effects shown parenthetically). The Company’s disclosure of comprehensive income for the three and six months ended June 30, 2012 and 2011 is presented in the Company’s condensed consolidated statements of comprehensive income in this Form 10-Q. Under the new guidance, certain information included in the condensed consolidated statements of shareholders’ equity is shown in the new statement of comprehensive income. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning January 1, 2012 and should be applied retrospectively. The new guidance impacts presentation only and the Company’s adoption of this guidance on January 1, 2012 did not have an impact on its financial position, results of operations, or cash flows.

In September 2011, the FASB issued ASU No. 2011-08, Topic 350, Testing of Goodwill for Impairment, which allows companies to assess qualitative factors to determine whether they need to perform the two-step quantitative goodwill impairment test. Under the option, an entity no longer would be required to calculate the fair value of a reporting unit unless it determines, based on that qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The ASU may change how a company tests goodwill for impairment but should not change the timing or measurement of goodwill impairments. The ASU is effective for fiscal years beginning after December 15, 2011. The Company performed its annual goodwill impairment test as of October 31, 2011. The Company’s adoption of this guidance on January 1, 2012 did not have an impact on its results of operations, financial position, or cash flows.

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

Restricted Cash

Restricted cash of $1.5 million at June 30, 2012 consisted of cash deposited with various financial institutions that was pledged as collateral for the Company’s cash-collateralized letters of credit related to equipment and service performance guarantees.

2. INVENTORIES

($ in millions)	June 30, 2012	December 31, 2011
Raw materials	$50.8	$47.1
Work in progress	32.5	27.6
Finished goods	34.6	29.6

Total inventories	$117.9	$104.3

3. GOODWILL AND OTHER INTANGIBLE ASSETS

($ in millions)	December 31, 2011	Translation Currency Adjustments	June 30, 2012
Goodwill
Environmental Solutions	$120.4	$—	$120.4
Fire Rescue	33.2	(0.3)	32.9
Safety and Security Systems	117.0	(0.6)	116.4

Total	$270.6	$(0.9)	$269.7

The following table provides the gross carrying value and accumulated amortization for each major class of intangible assets:

		June 30, 2012			December 31, 2011
($ in millions)	Average Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortizable intangible assets
Developed software	6	$6.0	$(4.9)	$1.1	$6.0	$(4.4)	$1.6
Patents	10	0.6	(0.4)	0.2	0.6	(0.4)	0.2

Total	6	$6.6	$(5.3)	$1.3	$6.6	$(4.8)	$1.8

Amortization expense for the three and six month periods ended June 30, 2012 totaled $0.3 million and $0.5 million, respectively, and for the three and six month periods ended June 30, 2011 totaled $0.3 million and $0.6 million, respectively. The Company estimates that the total amortization expense will be $1.0 million in 2012, $0.3 million in 2013, $0.2 million in 2014, $0.2 million in 2015, and $0.1 million in 2016.

The Company accounts for goodwill and identifiable intangible assets in accordance with ASC 360, Intangibles – Goodwill and Other. Under this standard, the Company assesses the impairment of goodwill and indefinite-lived intangible assets at least annually, on October 31, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

4. FAIR VALUE MEASUREMENTS

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

The following table summarizes the carrying amounts and fair values of the Company’s financial instruments:

	June 30, 2012		December 31, 2011
($ in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value
Short-term debt	$3.9	$3.9	$9.0	$9.0
Long-term debt (1)	232.8	232.8	214.1	212.4

(1)	Long-term debt includes current portions of long-term debt and capital lease obligations of $10.9 million and $0.1 million as of June 30, 2012 and December 31, 2011, respectively, and $0.9 million of financial service borrowings at December 31, 2011 which is included in discontinued operations.

5. DEBT

Short-term borrowings consisted of the following:

($ in millions)	June 30, 2012	December 31, 2011
Non-U.S. lines of credit	$3.9	$9.0

Total short-term borrowings	$3.9	$9.0

Long-term borrowings consisted of the following:

($ in millions)	June 30, 2012	December 31, 2011
Revolving Credit Facility	$—	$180.0
ABL Facility	18.2	—
Term Loan	214.1	—
12.98% private placement note due 2012	—	27.3
Private placement note, floating rate (8.85% at December 31, 2011)	—	6.2
Capital lease obligations	0.5	0.5

	232.8	214.0
Unamortized balance of terminated fair value interest rate swaps	—	0.1

	232.8	214.1
Less current maturities	(10.8)	—
Less current capital lease obligations	(0.1)	(0.1)
Less financial services activities — borrowings (included in discontinued operations)	—	(0.9)

Total long-term borrowings and capital lease obligations, net	$221.9	$213.1

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

The ABL Facility requires that the Company, on a consolidated basis, maintain a minimum monthly fixed charge coverage ratio, along with other customary restrictive covenants, certain of which are subject to materiality thresholds. The Company was in compliance with all of its debt covenants as of June 30, 2012.

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

On February 22, 2012, the Company also entered into a Financing Agreement by and among the Company, as borrower, certain subsidiaries of the Company, as guarantors, the lenders party thereto (the “Term Lenders”) and TPG Specialty Lending, Inc., as administrative agent, collateral agent and sole lead arranger, pursuant to which the Term Lenders agreed to provide the Company with a $215 million term loan (the “Term Loan”).

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

The Term Loan requires the Company to comply with financial covenants related to the maintenance of a minimum fixed charge coverage ratio, maximum capital expenditures, minimum liquidity, and maximum leverage ratio. The Term Loan has other restrictive covenants which are substantively similar to those applicable to the ABL Facility. The Company was in compliance with all of its debt covenants as of June 30, 2012.

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

The Company’s obligations under the Term Loan are guaranteed by certain of the Company’s domestic subsidiaries.

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

As of December 31, 2011, $180.0 million was drawn on the Prior Credit Agreement leaving available borrowings of $49.1 million that included $32.5 million of capacity used for existing letters of credit.

As of June 30, 2012, the available borrowing base under the ABL Facility was $79.7 million. As of June 30, 2012, there was $18.2 million in cash drawn and $32.8 million of undrawn letters of credit under the ABL Facility, reducing net availability for borrowings to $28.7 million.

As of June 30, 2012, $3.9 million was drawn against the Company’s non-U.S. lines of credit which provide for borrowings up to $13.9 million.

Aggregate maturities of total borrowings amount to approximately $4.0 million in 2012, $21.7 million in 2013, $32.3 million in 2014, $32.3 million in 2015, $32.3 million in 2016, and $114.1 million thereafter. These maturities primarily reflect the payment terms of the ABL Facility and the Term Loan. The fair values of aggregate borrowings were $236.7 million and $221.5 million at June 30, 2012 and December 31, 2011, respectively. Included in current maturities are $3.9 million of other non-U.S. lines of credit, $10.8 million of Term Loan, and $0.1 million of capital lease obligations.

Upon execution of the Company’s new debt agreements in February 2012, the remaining unamortized deferred financing costs related to the Prior Credit Agreement and the Prior Note Purchase Agreement were written off. In the first quarter of 2012, the Company recorded $1.6 million of costs related to the termination of its prior debt agreements. The costs included $1.0 million of make-whole interest payments and a write-off of deferred financing costs of $0.6 million.

The Company has incurred $8.0 million of debt issuance costs associated with the execution of its new debt agreements through June 30, 2012, of which $6.2 million was paid in 2012. Financing costs incurred related to the new debt agreements are deferred and amortized over the remaining life of the new debt. At June 30, 2012 and December 31, 2011, deferred financing fees totaled $7.3 million and $1.0 million, respectively, and are included in deferred charges and other assets on the condensed consolidated balance sheet.

6. INCOME TAXES

The Company recognized an income tax provision of $0.3 million and $1.1 million for the three months ended June 30, 2012 and 2011, respectively. For the six months ended June 30, 2012 and 2011, the Company recognized an income tax provision of $1.0 million and $2.5 million, respectively. The income tax provision for the three and six months ended June 30, 2012 and 2011 primarily relates to tax expense at non-U.S. operations that are not in a cumulative loss position. Due to the Company’s recent cumulative domestic losses for book purposes and the uncertainty of the realization of certain deferred tax assets, the Company continues to adjust its valuation allowance as the deferred tax assets increase or decrease, resulting in effectively no recorded tax benefit for domestic operating losses. The Company’s effective tax rate was 3% and 16% for the three months ended June 30, 2012 and 2011, respectively. For the six months ended June 30, 2012 and 2011, the Company’s effective tax rate was 7% and 43%, respectively.

The Company’s unrecognized tax benefits were $4.3 million at June 30, 2012 and December 31, 2011, of which $4.2 million are tax benefits that, if recognized, would reduce the annual effective tax rate. The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. Interest and penalties amounting to $0.2 million and $0.1 million, respectively, are included in the condensed consolidated balance sheet at June 30, 2012. The Company expects the unrecognized tax benefits to decrease by $1.6 million over the next twelve months.

7. POSTRETIREMENT BENEFITS

The components of the Company’s net periodic pension expense for its defined benefit pension plans are summarized as follows:

	U.S. Benefit Plan				Non-U.S. Benefit Plan
	Three months ended June 30,		Six months ended June 30,		Three months ended June 30,		Six months ended June 30,
($ in millions)	2012	2011	2012	2011	2012	2011	2012	2011
Service cost	$—	$—	$—	$—	$0.1	$—	$0.1	$0.1
Interest cost	2.2	1.9	4.0	3.7	0.6	0.7	1.3	1.4
Expected return on plan assets	(2.4)	(1.8)	(4.4)	(3.6)	(0.7)	(0.8)	(1.3)	(1.6)
Amortization of actuarial loss	1.5	1.1	2.8	2.2	0.2	0.2	0.4	0.4

Net pension expense	$1.3	$1.2	$2.4	$2.3	$0.2	$0.1	$0.5	$0.3

During the six-month period ended June 30, 2012, the Company contributed $3.2 million to its U.S. defined benefit plan and $1.2 million to its non-U.S. defined benefit plan. During the comparable prior-year period, no contribution to the U.S. defined benefit plan was made and the Company contributed $0.6 million to the non-U.S. defined benefit plan. The Company expects to contribute the required $11.2 million to the U.S. benefit plan and approximately $1.6 million to the non-U.S. benefit plan in 2012.

8. EARNINGS (LOSS) PER SHARE

Earnings (loss) per share — basic is computed by dividing income or loss available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Earnings (loss) per share — diluted reflects the potential dilution that could occur if options issued under stock-based compensation awards were converted into common stock. For the three-month periods ended June 30, 2012 and 2011, options to purchase 2.3 million and 1.8 million shares of the Company’s common stock, respectively, had exercise prices that were greater than the average market price of those shares during the respective reporting periods. For the six months ended June 30, 2012 and 2011, options to purchase 2.1 million and 1.5 million shares of the Company’s common stock, respectively, had exercise prices that were greater than the average market price of those shares during the respective reporting periods. As a result, these shares are excluded from the earnings (loss) per share calculation as they are anti-dilutive.

Computation of Earnings (Loss) per Common Share

	Three months ended June 30,		Six months ended June 30,
(in millions, except per share data)	2012	2011	2012	2011
Income from continuing operations	$9.6	$5.7	$12.7	$3.3
Loss from discontinued operations and disposal, net of tax	(26.1)	(1.3)	(30.2)	(4.7)

Net (loss) income	$(16.5)	$4.4	$(17.5)	$(1.4)

Weighted average shares outstanding — basic	62.3	62.2	62.2	62.2
Dilutive effect of common stock equivalents	0.3	—	0.3	—

Weighted average shares outstanding — diluted	62.6	62.2	62.5	62.2

Basic and diluted earnings (loss) per share:
Income from continuing operations	$0.15	$0.09	$0.20	$0.05
Loss from discontinued operations and disposal, net of tax	(0.41)	(0.02)	(0.48)	(0.07)

(Loss) earnings per share	$(0.26)	$0.07	$(0.28)	$(0.02)

9. COMMITMENTS

Standby Letters of Credit

At June 30, 2012 and December 31, 2011, the Company had outstanding standby letters of credit aggregating $33.3 million and $34.2 million, respectively, principally to act as security for retention levels related to casualty insurance policies and to guarantee the performance of subsidiaries that engage in export transactions to non-U.S. governments and municipalities.

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

Changes in the Company’s warranty liabilities in the six-month periods ended June 30, 2012 and 2011 were as follows:

($ in millions)	2012	2011
Balance at January 1	$6.7	$5.5
Provisions to expense	3.6	4.0
Actual costs incurred	(3.4)	(4.0)

Balance at June 30	$6.9	$5.5

Environmental Liabilities

The Company retained an environmental consultant to conduct an environmental risk assessment at its former Pearland, Texas facility. In May 2012, the Company sold its Pearland, Texas facility for proceeds of $0.9 million and recorded a pre-tax gain of $0.4 million. The facility, which was previously used by the Company’s discontinued Pauluhn business, manufactured marine, offshore and industrial lighting products. While the Company has not completed the risk assessment analysis, it appears probable the site will require remediation. As of June 30, 2012 and December 31, 2011, $2.1 million and $2.2 million, respectively, of reserves related to the environmental remediation are included in the liabilities of discontinued operations. The Company’s estimate may change in the near term as more information becomes available; however, the costs are not expected to have a material adverse effect on the Company’s results of operations, financial position or liquidity.

Legal Proceedings

The Company is subject to various claims, other pending and possible legal actions for product liability and other damages, and other matters arising out of the conduct of the Company’s business. The Company believes, based on current knowledge and after consultation with counsel, that the outcome of such claims and actions will not have a material adverse effect on the Company’s consolidated financial position or results of operations. However, in the event of unexpected future developments, it is possible that the ultimate resolution of such matters, if unfavorable, could have a material adverse effect on the Company’s consolidated financial position or results of operations.

The Company has been sued by firefighters seeking damages claiming that exposure to the Company’s sirens has impaired their hearing and that the sirens are therefore defective. There were 33 cases filed during the period of 1999 through 2004, involving a total of 2,443 plaintiffs, in the Circuit Court of Cook County, Illinois. These cases involved more than 1,800 firefighter plaintiffs from locations outside of Chicago. Beginning in 2009, six additional cases were filed in Cook County, involving 299 Pennsylvania firefighter plaintiffs. The trial of the first 27 of these plaintiffs’ claims occurred in 2008, when a Cook County jury returned a unanimous verdict in favor of the Company. An additional 40 Chicago firefighter plaintiffs were selected for trial in 2009. Plaintiffs’ counsel later moved to reduce the number of plaintiffs from 40 to 9. The trial for these nine plaintiffs concluded with a verdict returned against the Company and for the plaintiffs in varying amounts totaling $0.4 million. The Company is appealing this verdict. A third consolidated trial involving eight Chicago firefighter plaintiffs occurred during November 2011. The jury returned a unanimous verdict in favor of the Company at the conclusion of this trial. Following this last trial, the trial court on March 12, 2012 entered an order certifying a class of the remaining Chicago Fire Department firefighter plaintiffs for trial on the sole issue of whether the Company’s sirens were defective and unreasonably dangerous. The Company petitioned the Illinois appellate court for interlocutory appeal of this ruling. On May 17, 2012, the Illinois appellate court accepted the Company’s petition. On June 8, 2012, plaintiffs moved to dismiss the appeal, agreeing with the Company that the trial court had erred in certifying a class action trial in this matter. Pursuant to plaintiffs’ motion, the appellate court reversed the trial court’s certification order. Thereafter, the trial court scheduled another consolidated trial, involving three firefighter plaintiffs, which is set to begin on December 6, 2012.

The Company has also been sued on this issue outside of the Cook County, Illinois venue. Most of these cases have involved lawsuits filed by a single attorney in the Court of Common Pleas, Philadelphia County, Pennsylvania. During 2007 and through 2009, this attorney filed a total of 71 lawsuits, involving 71 plaintiffs in this jurisdiction. Three of these cases were dismissed pursuant to pretrial motions filed by the Company. Another case was voluntarily dismissed. Prior to trial in four cases, the Company paid nominal sums, which included reimbursements of expenses, to obtain dismissals. Three trials occurred in Philadelphia involving these cases. The first trial involving one of these plaintiffs occurred in 2010, when the jury returned a verdict for the plaintiff. In particular, the jury found that the Company’s siren was not defectively designed, but that the Company negligently constructed the siren. The jury awarded damages in the amount of $0.1 million, which was subsequently reduced to $0.08 million. The Company appealed this verdict. Another trial, involving nine Philadelphia firefighter plaintiffs, also occurred in 2010 when the jury returned a defense verdict for the Company as to all claims and all plaintiffs involved in that trial. The third trial, involving nine Philadelphia firefighter plaintiffs, was completed during 2010 when the jury returned a defense verdict for the Company as to all claims and all plaintiffs involved in that trial.

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

The Settlement Agreement, as amended, provided that the Company pay (the “Settlement Payment”) a total amount of $3.8 million to settle the Claims (including the costs, fees and other expenses of the law firm in connection with its representation of the claimants), subject to certain terms, conditions and procedures set forth in the Settlement Agreement. In order for the Company to be required to make the Settlement Payment: (i) each claimant who agreed to settle his or her claims had to sign a release acceptable to the Company (a “Release”); (ii) each Claimant who agreed to the settlement and who was a plaintiff in a lawsuit, had to dismiss his or her lawsuit, with prejudice; (iii) by April 29, 2011, at least 93% of the claimants identified in the Settlement Agreement must have agreed to settle their claims and provide a signed Release to the Company; and (iv) the law firm had to withdraw from representing any claimants who did not agree to the settlement, including those who filed lawsuits. If the conditions to the settlement were met, but less than 100% of the Claimants agreed to settle their Claims and sign a Release, the Settlement Payment would be reduced by the percentage of Claimants who did not agree to the settlement.

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

During April and May 2012, 15 new cases were filed in the Court of Common Pleas, Philadelphia County, Pennsylvania. These cases were filed on behalf of 15 Philadelphia firefighters and involve various defendants in addition to the Company.

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

Federal Signal’s ongoing negotiations with CNA over insurance coverage on these claims have resulted in reimbursements of a portion of the Company’s defense costs. In the year ended December 31, 2011, the Company recorded $0.8 million of reimbursements from CNA as a reduction of corporate operating expenses all of which had been received as of December 31, 2011. For the six months ended June 30, 2012, the Company recorded $0.4 million of reimbursements from CNA as a reduction of corporate operating expenses all of which has been received as of June 30, 2012.

On July 29, 2011, Neology, Inc. filed a complaint against the Company in the U.S. District Court of Delaware for alleged patent infringements. The lawsuit demands that the Company cease manufacturing, marketing, importing or selling Radio Frequency Identification (“RFID”) systems and products that allegedly infringe certain specified patents owned by Neology, and also demands compensation for past alleged infringement. On December 2, 2011, Neology filed a motion for preliminary injunction, requesting that the court enter an order preliminarily enjoining the Company from further alleged infringement of certain Neology patents. On June 18, 2012, a U.S. District Court Magistrate issued a Report and Recommendation that the motion for a preliminary injunction be denied. Neology filed an objection to the Report and Recommendation, which will be reviewed by a U.S. District Court judge. The Company has denied the allegations in the complaint and intends to continue to vigorously defend itself in this litigation.

On May 21, 2012, Neology filed another complaint against the Company, also for alleged patent infringement, in the U.S. District Court for the Central District of California. On July 19, 2012, Neology filed certain amendments to that complaint. The amended complaint similarly demands that the Company cease manufacturing, marketing, importing or selling certain RFID transponders and readers that allegedly infringe certain other specified patents owned by Neology, and also demands compensation for past alleged infringement. The Company has yet to file a response to this complaint but intends to vigorously defend itself in this litigation.

10. SEGMENT INFORMATION

The Company has three operating segments as defined under ASC Topic 280, Segment Reporting. Business units are organized under each segment because they share certain characteristics, such as technology, marketing, distribution and product application, which create long-term synergies. The principal activities of the Company’s operating segments are as follows:

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

Corporate contains those items that are not included in our operating segments.

The Company evaluates performance based on operating income of the respective segment. Operating income includes all revenues, costs and expenses directly related to the segment involved. In determining operating segment income, neither corporate nor interest expenses are included. Operating segment depreciation expense, identifiable assets and capital expenditures relate to those assets that are utilized by the respective operating segment. Corporate assets consist principally of cash and cash equivalents, short-term investments, notes and other receivables and fixed assets. The accounting policies of each operating segment are the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Intersegment sales were not material for the six months ended June 30, 2012 and 2011.

We have reclassified certain prior-period amounts to conform to the current period presentation. Segment results have been recast to exclude the results of the FSTech Group’s operations, which have been presented as discontinued operations. Information regarding the Company’s discontinued operations is included in Note 12 — Discontinued Operations.

The following table summarizes the Company’s net sales, operating income (loss), and total assets by segment. The results for the interim periods are not necessarily indicative of results for a full year.

($ in millions)	Safety And Security Systems	Fire Rescue	Environmental Solutions	Corporate And Eliminations	Total
Three months ended June 30, 2012
Net sales	$59.1	$33.3	$112.0	$—	$204.4
Operating income (loss)	6.3	1.7	12.5	(4.7)	15.8
Three months ended June 30, 2011
Net sales	56.3	24.7	94.6	—	175.6
Operating income (loss)	6.3	0.7	9.2	(5.6)	10.6

($ in millions)	Safety And Security Systems	Fire Rescue	Environmental Solutions	Corporate And Eliminations	Total
Six months ended June 30, 2012
Net sales	$115.4	$65.1	$220.0	$—	$400.5
Operating income (loss)	10.9	2.5	24.5	(11.8)	26.1
Six months ended June 30, 2011
Net sales	109.0	45.9	171.0	—	325.9
Operating income (loss)	11.5	1.5	10.1	(10.0)	13.1

($ in millions)	Safety And Security Systems	Fire Rescue	Environmental Solutions	Corporate And Eliminations	Discontinued Operations	Total
As of June 30, 2012
Total assets	$201.6	$114.3	$243.9	$36.4	$124.1	$720.3
As of December 31, 2011
Total assets	$200.3	$117.3	$231.7	$22.6	$134.8	$706.7

11. RESTRUCTURING

2012 Plan

During the first quarter of 2012, the Company recorded expenses of $0.9 million related to severance costs in the Safety and Security Systems Group, which is the total amount expected to be incurred for these activities. These actions are expected to be completed within the next 12 months.

2010 Plan

During 2010, the Company announced restructuring initiatives and other functional reorganizations focused on aligning its cost base with revenues and recorded $5.0 million in restructuring charges related to a global reduction in force across all functions. The Company completed the 2010 plan initiatives in 2012 and released the remaining $0.1 million reserve to income.

The following presents an analysis of the restructuring reserves included in other accrued liabilities as of June 30, 2012:

($ in millions)	Severance	Other	Total
Balance as of December 31, 2011	$—	$0.3	$0.3
Charges and adjustments	0.9	(0.3)	0.6
Cash payments	(0.4)	—	(0.4)

Balance as of June 30, 2012	$0.5	$—	$0.5

12. DISCONTINUED OPERATIONS

The following table presents the operating results of the Company’s discontinued operations for the three and six-month periods ended June 30, 2012 and 2011, respectively:

Federal Signal Technologies	Three months ended June 30,		Six months ended June 30,
($ in millions)	2012	2011	2012	2011
Net sales	$33.6	$28.9	$62.1	$52.2
Interest allocated to discontinued operations	2.2	—	3.1	—
Other costs and expenses	35.4	30.5	66.8	57.3

Loss before income taxes	(4.0)	(1.6)	(7.8)	(5.1)
Income tax benefit	0.7	—	0.6	—

Loss from discontinued operations	$(3.3)	$(1.6)	$(7.2)	$(5.1)

China WOFE	Three months ended June 30,		Six months ended June 30,
($ in millions)	2012	2011	2012	2011
Net sales	$—	$—	$—	$0.2
Costs and expenses	—	—	—	(0.5)

Loss before income taxes	—	—	—	(0.3)
Income tax benefit	—	—	—	—

Loss from discontinued operations	$—	$—	$—	$(0.3)

On June 21, 2012, the Company announced that it signed a definitive agreement to sell its FS Tech Group for $110.0 million, subject to a working capital adjustment. The Company expects to receive $88.0 million in cash at closing and the remaining $22.0 million will be placed into escrow as security for indemnification obligations provided by the Company pursuant to the sale agreement as well as defense and other costs associated with the Neology lawsuits discussed in Note 9. The portion of the escrow identified for general indemnification obligations will be held for a period of 18 months. The portion of escrow associated with the Neology lawsuits is to be held for a period of 48 months, but may be released earlier under certain conditions. If and when the relevant conditions associated with the Neology lawsuits are resolved and any remaining escrowed proceeds are released, the Company may recognize an adjustment to the loss from discontinued operations in its financial statements.

As required by ASC 350-20, goodwill of a reporting unit is to be tested for impairment between annual tests whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An interim test for goodwill and indefinite-lived asset impairment was completed for the FSTech Group during the second quarter of 2012. The Company determined that the trade names associated with the FSTech Group reporting unit were impaired and recorded an impairment charge of $0.6 million. Goodwill was reviewed for impairment based on a two-step test. The first step, used to identify potential impairment, compared the fair value of the FSTech Group with its carrying amount. The carrying amount of the FSTech Group exceeded its fair value; therefore, the second step of the goodwill impairment test was required to be performed to measure the amount of impairment loss, if any. The second step compared the implied fair value of the FSTech Group goodwill with the carrying amount of that goodwill. The Company determined that the carrying amount of the goodwill was less than the implied fair value of that goodwill, and consequently was not required to recognize an impairment loss.

In accordance with ASC 360, the Company has met held for sale criteria during the second quarter of 2012 and the FSTech Group is being reported as a discontinued operation in the Company’s condensed consolidated financial statements. In accordance with ASC 360-10, net assets held for sale with a carrying value of $121.1 million were written down to fair value less cost to sell or $97.6 million (fair value of $101.0 million and costs to sell of $3.4 million). This write-down resulted in a $23.5 million loss for the six months ended June 30, 2012. The valuation methodology for the net assets held for sale was based upon a contract price which is an observable input (Level 2).

In accordance with ASC 205-20-45-6, Allocation of Interest to Discontinued Operations, the Company has allocated interest on debt that is required to be repaid as a result of a disposal transaction to discontinued operations. The condensed consolidated financial statements for all periods presented have been recast to present the operating results of the FSTech Group and previously divested or exited businesses as discontinued operations.

The FSTech Group sale is subject to certain closing conditions and regulatory approvals and is expected to be completed in the second half of 2012.

During the six months ended June 30, 2012, the Company recorded a gain of $0.1 million on discontinued operations associated with the liquidation of the assets of the China WOFE business.

In May 2012, the Company sold its Pearland, Texas facility, which was previously used by the Company’s discontinued Pauluhn business, for proceeds of $0.9 million and recorded a pre-tax gain of $0.4 million.

The following table shows an analysis of assets and liabilities of discontinued operations as of June 30, 2012 and December 31, 2011:

($ in millions)	June 30, 2012	December 31, 2011
Current assets	$44.0	$37.4
Properties and equipment	2.2	2.7
Long-term assets	77.0	93.7
Financial service assets, net	0.9	1.0

Total assets of discontinued operations	$124.1	$134.8

Current liabilities	$23.8	$22.7
Long-term liabilities	21.4	20.7
Financial service liabilities	—	0.9

Total liabilities of discontinued operations	$45.2	$44.3

Included in current liabilities at June 30, 2012 and December 31, 2011 is $2.0 million and $2.2 million, respectively, related to environmental remediation at the Pearland, Texas facility, which was previously used by the Company’s discontinued Pauluhn business. Included in long-term liabilities at June 30, 2012 and December 31, 2011 is $5.1 million and $5.1 million, respectively, relating to estimated product liability obligations of the North American refuse truck body business. Long-term liabilities include $0.5 million of insurance reserves for estimated product liability and workers’ compensation obligations of the FSTech businesses.

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

Executive Summary

The Company is a leading global manufacturer and supplier of (i) safety, security and communication equipment, (ii) street sweepers, sewer cleaners and other environmental vehicles and equipment, and (iii) vehicle-mounted, aerial platforms for fire fighting, rescue, electric utility and industrial uses. We also are a designer and supplier of technology-based products and services for the public safety market. In addition, we sell parts and tooling, and provide service, repair, equipment rentals and training as part of a comprehensive offering to our customer base. We operate 13 manufacturing facilities in six countries around the world and provide our products and integrated solutions to municipal, governmental, industrial and commercial customers in approximately 100 countries in all regions of the world.

Results of Operations

The following information summarizes our consolidated statements of operations and illustrates the key financial indicators used to assess our consolidated financial results:

	Three months ended June 30,			Six months ended June 30,
($ in millions, except per share data)	2012	2011	Change	2012	2011	Change
Net sales	$204.4	$175.6	$28.8	$400.5	$325.9	$74.6
Cost of sales	155.2	135.7	19.5	306.0	252.8	53.2

Gross profit	49.2	39.9	9.3	94.5	73.1	21.4
Selling, engineering, general and administrative	33.5	29.3	4.2	67.6	60.0	7.6
Restructuring charge	(0.1)	—	(0.1)	0.8	—	0.8

Operating income	15.8	10.6	5.2	26.1	13.1	13.0
Interest expense	5.4	4.0	1.4	10.5	7.3	3.2
Debt settlement costs	—	—	—	1.6	—	1.6
Other expense (income), net	0.5	(0.2)	0.7	0.3	—	0.3

Income before income taxes	9.9	6.8	3.1	13.7	5.8	7.9
Income tax expense	(0.3)	(1.1)	0.8	(1.0)	(2.5)	1.5

Income from continuing operations	9.6	5.7	3.9	12.7	3.3	9.4
Loss from discontinued operations and disposal, net of tax	(26.1)	(1.3)	(24.8)	(30.2)	(4.7)	(25.5)

Net income (loss)	$(16.5)	$4.4	$(20.9)	$(17.5)	$(1.4)	$(16.1)

Other data:
Operating margin	7.7%	6.0%	1.7%	6.5%	4.0%	2.5%
Earnings (loss) per share — continuing operations	$0.15	$0.09	$0.06	$0.20	$0.05	$0.15
Orders	$207.5	$207.5	—	$430.6	$397.1	$33.5
Depreciation and amortization	$3.4	$3.3	$0.1	$6.6	$6.5	$0.1

Net Sales

Net sales increased $28.8 million and $74.6 million for the three and six months ended June 30, 2012, respectively, compared to the respective prior-year periods as a result of increased shipments across most segments, offset by lower demand in European and U.S. municipal police and fire markets.

Cost of Sales

Cost of sales increased $19.5 million and $53.2 million for the three and six months ended June 30, 2012, respectively, compared to the respective prior-year periods as a result of increased sales volume. Net sales increased 16% and 23% for the three and six months ended June 30, 2012 over the prior-year periods, which is consistent with the cost of sales increases.

Gross Profit

Gross profit increased $9.3 million and $21.4 million for the three and six months ended June 30, 2012, respectively, compared to the respective prior-year periods as a result of increased sales volume with an overall favorable change in product mix.

Restructuring Charges

During the six months ended June 30, 2012, the Company recorded expenses of $0.8 million primarily related to severance costs in the Safety and Security Systems Group. No restructuring charges were incurred during 2011.

Operating Income

Operating income increased $5.2 million and $13.0 million in the three and six months ended June 30, 2012, respectively, compared to the respective prior-year periods. The increase in operating income was primarily a result of higher sales volume and an overall favorable change in product mix.

Interest Expense

Interest expense increased $1.4 million and $3.2 million for the three and six months ended June 30, 2012, respectively, compared to the respective prior year periods, primarily due to an increase in interest rates on the Company’s debt financing agreements entered into in February 2012, partly offset by interest expense allocated to discontinued operations of $2.2 million and $3.1 million for the three and six months ended June 30, 2012.

Debt Settlement Costs

In the first quarter of 2012, the Company recorded $1.6 million of costs related to the termination of its prior debt agreements. The costs included $1.0 million of make-whole interest payments and a write-off of deferred financing costs of $0.6 million.

Other Expense (Income), Net

Other expense was $0.5 million and $0.3 million for the three and six months ended June 30, 2012, respectively, and income of $0.2 million and expense of $0.0 million in the respective prior-year periods.

Effective Tax Rate

The Company recognized an income tax provision of $0.3 million and $1.1 million for the three months ended June 30, 2012 and 2011, respectively. For the six months ended June 30, 2012 and 2011, the Company recognized an income tax provision of $1.0 million and $2.5 million, respectively. The income tax provision for the three and six months ended June 30, 2012 and 2011 primarily relates to tax expense at non-U.S. operations that are not in a cumulative loss position. Due to the Company’s recent cumulative domestic losses for book purposes and the uncertainty of the realization of certain deferred tax assets, the Company continues to adjust its valuation allowance as the deferred tax assets increase or decrease, resulting in effectively no recorded tax benefit for domestic operating losses. The Company’s effective tax rate was 3% and 16% for the three months ended June 30, 2012 and 2011, respectively. For the six months ended June 30, 2012 and 2011, the Company’s effective tax rate was 7% and 43%, respectively.

The Company’s unrecognized tax benefits were $4.3 million at June 30, 2012 and December 31, 2011, of which $4.2 million are tax benefits that, if recognized, would reduce the annual effective tax rate. The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. Interest and penalties amounting to $0.2 million and $0.1 million, respectively, are included in the condensed consolidated balance sheet at June 30, 2012. The Company expects the unrecognized tax benefits to decrease by $1.6 million over the next twelve months.

Income from Continuing Operations

Income from continuing operations increased $3.9 million and $9.4 million for the three and six months ended June 30, 2012, respectively, compared to the respective prior-year periods as a result of improved operating income, partly offset by higher interest expense.

Discontinued Operations and Disposal

Loss from discontinued operations and disposal, net of tax was $26.1 million and $1.3 million for the three months ended June 30, 2012 and 2011, respectively. A loss was recognized of $30.2 million and $4.7 million from discontinued operations and disposals for the six months ended June 30, 2012 and 2011, respectively. For further discussion of the loss from discontinued operations and disposals, see Note 12 of the condensed consolidated financial statements contained under Item I of Part I of this Form 10-Q.

Orders and Backlog

Orders increased $33.5 million or 8% for the six months ended June 30, 2012 and were unchanged for the three months ended June 30, 2012 compared to the prior-year periods. In the three months ended June 30, 2012, U.S. orders increased $2.8 million or 2% and non-U.S. orders decreased $2.8 million or 3% compared to the prior-year periods. In the six months ended June 30, 2012, U.S. orders increased $27.0 million or 12% and non-U.S. orders increased $6.5 million or 4%, compared to the prior-year periods.

U.S. municipal and government orders decreased 7%, or $5.1 million, in the three months ended June 30, 2012 compared to the prior-year period, primarily resulting from order decreases of 7.2 million for street sweepers and $3.8 million for sewer cleaners, offset by order increases of $5.2 million for municipal products within the Safety and Security Systems Group. U.S. municipal and government orders increased 13% for the six months ended June 30, 2012. Orders in the Safety and Security Systems and Environmental Solutions segments improved $11.0 million and $4.8 million, respectively, for the six months ended June 30, 2012.

U.S. industrial orders increased 15% or $7.9 million in the three months ended June 30, 2012 compared to the prior-year period, with order increases across all segments, including order increases of $5.3 million, $1.3 million and $1.3 million, respectively, for the Fire Rescue, Environmental Solutions and the Safety and Security Systems segments. For the six months ended June 30, 2012, U.S. industrial orders increased $11.0 million, or 10%, with increases across all segments. The largest improvement in the six-month period was within the Environmental Solutions segment, which contributed a 9% increase due to strong order intake of waterblasters. Orders for the Safety and Security Systems segment also improved by 9% or $2.8 million.

Non-U.S. orders decreased 3%, or $2.8 million, in the three months ended June 30, 2012 compared to the prior-year period. Environmental Solutions and Safety and Security Systems had decreases in non-U.S. orders of 17% and 12%, respectively, partly offset by strong demand within the Fire Rescue segment, which increased $4.7 million. Non-U.S. orders increased 4%, or $6.5 million, for the six months ended June 30, 2012 compared to the prior year, with an increase in the Fire Rescue segment of $9.3 million, and decreases in the Safety and Security Systems segment of $2.5 million and the Environmental Solutions segment of $0.3 million.

Backlog was $321.5 million at June 30, 2012, which was $26.3 million higher than at December 31, 2011.

Safety and Security Systems

The following table summarizes the Safety and Security Systems Group’s operating results as of and for the three and six-month periods ended June 30, 2012 and 2011, respectively:

	Three months ended June 30,			Six months ended June 30,
($ in millions)	2012	2011	Change	2012	2011	Change
Orders	$63.0	$59.9	$3.1	$125.0	$113.5	$11.5
Backlog	39.6	22.9	16.7	39.6	22.9	16.7
Net sales	59.1	56.3	2.8	115.4	109.0	6.4
Operating income	6.3	6.3	—	10.9	11.5	(0.6)
Operating margin	10.7%	11.2%	(0.5%)	9.4%	10.6%	(1.2%)
Depreciation and amortization	$1.1	$1.1	$—	$2.2	$2.2	$—

Orders increased $3.1 million for the three months ended June 30, 2012 compared to the respective prior-year period. U.S. orders increased $6.5 million due to improved municipal spending in the police, fire and outdoor warning markets and improvement in the industrial market. Non-U.S. orders declined $3.4 million as weak demand in the European police and fire markets offset improvement in demand for industrial and outdoor warning systems. Orders increased $11.5 million or 10% for the six months ended June 30, 2012 compared to the respective prior year period. U.S. orders increased $14.0 million, primarily as a result of strong industrial demand. Non-U.S. orders decreased $2.5 million, driven primarily by weak demand in European markets.

Net sales increased $2.8 million for the three months ended June 30, 2012 compared to the respective prior-year period, primarily due to higher industrial and domestic municipal demand, offset by decreased demand in exports. Net sales increased $6.4 million for the six months ended June 30, 2012 compared to the respective prior-year period as a result of increased U.S. industrial sales, strong demand in municipal and energy markets, partially offset by lower demand in European municipal police and fire markets.

Operating income was flat for the three months ended June 30, 2012 compared to the respective prior-year period despite sales increases, primarily resulting from increased inventory reserves. Operating income decreased $0.6 million for the six months ended June 30, 2012 compared to the respective prior year period due to increased inventory reserves and restructuring charges. During the first quarter of 2012, the Company recorded a restructuring charge of $0.9 million in the Safety and Security Group, which contributed to the decrease in operating income compared to the prior-year period.

Fire Rescue

The following table summarizes the Fire Rescue Group’s operating results as of and for the three and six-month periods ended June 30, 2012 and 2011, respectively:

	Three months ended June 30,			Six months ended June 30,
($ in millions)	2012	2011	Change	2012	2011	Change
Orders	$40.6	$30.6	$10.0	$77.6	$66.8	$10.8
Backlog	90.4	83.0	7.4	90.4	83.0	7.4
Net sales	33.3	24.7	8.6	65.1	45.9	19.2
Operating income	1.7	0.7	1.0	2.5	1.5	1.0
Operating margin	5.1%	2.8%	2.3%	3.8%	3.3%	0.5%
Depreciation and amortization	$0.7	$0.6	$0.1	$1.3	$1.2	$0.1

Orders increased $10.0 million for the three months ended June 30, 2012 compared to the respective prior-year period. The increase is due to improved demand in the Asian market for fire-lift products and in Australia for industrial and rental products. Orders increased $10.8 million for the six months ended June 30, 2012 compared to the respective prior year period, primarily as result of strong demand for the fire-lift product in the Asian market, partially offset by a soft European market.

Net sales increased $8.6 million and $19.2 million for the three and six months ended June 30, 2012 compared to the respective prior-year periods as a result of increased Asian and Australian business together with some increased shipments to European markets, offset by an unfavorable currency impact.

Operating income increased by $1.0 million for both the three and six months ended June 30, 2012, compared to the respective prior-year periods. For the three months ended June 30, 2012, operating income increased due to higher volumes, partly offset by unfavorable currency impact. For the six months ended June 30, 2012 compared to the respective prior-year period, operating income increased due to higher volumes, slightly offset by product mix resulting in lower margins and unfavorable currency impact.

Environmental Solutions

The following table summarizes the Environmental Solutions Group’s operating results as of and for the three and six-month periods ended June 30, 2012 and 2011, respectively:

	Three months ended June 30,			Six months ended June 30,
($ in millions)	2012	2011	Change	2012	2011	Change
Orders	$103.9	$117.0	$(13.1)	$228.0	$216.8	$11.2
Backlog	191.5	128.3	63.2	191.5	128.3	63.2
Net sales	112.0	94.6	17.4	220.0	171.0	49.0
Operating income	12.5	9.2	3.3	24.5	10.1	14.4
Operating margin	11.2%	9.7%	1.5%	11.1%	5.9%	5.2%
Depreciation and amortization	$1.3	$1.3	$—	$2.6	$2.5	$0.1

Orders of $103.9 million in the second quarter decreased $13.1 million compared to the same quarter in 2011. U.S. orders decreased $9.0 million from the prior-year period largely reflecting declines in orders for street sweepers, municipal sewer cleaners, and vacuum trucks, offset by an increase in waterblaster orders. Non-U.S. orders declined $4.1 million from the prior-year period. Year to date orders of $228.0 million were up from the previous year by $11.2 million, or 5%. U.S. orders were up 7%, or $11.5 million, from the prior year, primarily as a result of increases in orders for municipal sewer cleaners and waterblasters, offset by declines in street sweeper orders. Non-U.S. orders showed modest declines of $0.3 million from the prior year.

Net sales increased $17.4 million and $49.0 million for the three and six months ended June 30, 2012 compared to the respective prior-year periods as a result of increased shipments, both domestically and internationally.

Operating income increased $3.3 million and $14.4 million for the three and six months ended June 30, 2012, respectively, compared to the respective prior-year periods due to higher gross margins resulting from increased volumes, somewhat offset by an unfavorable product mix between domestic and international markets.

Corporate Expenses

Corporate expenses were $4.7 million and $5.6 million for the three months ended June 30, 2012 and 2011, respectively.

Corporate expenses for the six months ended June 30, 2012 were $11.8 million and $10.0 million for the comparable period in 2011. The increase was due primarily to higher incentive compensation expense and debt-related legal fees.

Corporate expenses included depreciation and amortization expense of $0.3 million and $0.5 million for the three and six months ended June 30, 2012, respectively, and $0.3 million and $0.6 million for the comparable periods in 2011, respectively.

Seasonality of Company’s Business

Certain of the Company’s businesses are susceptible to the influences of seasonal buying or delivery patterns. The Company tends to have lower sales in the first calendar quarter compared to other quarters as a result of these influences.

Financial Position, Liquidity and Capital Resources

The Company utilizes its operating cash flow and available borrowings under its Term Loan and ABL Facility for working capital needs of its operations, capital expenditures, strategic acquisitions of companies operating in markets related to those already served, pension contributions, debt repayments, share repurchases and dividends.

The following table summarizes the Company’s cash flows for the six-month periods ended June 30, 2012 and 2011:

	Six months ended June 30,
($ in millions)	2012	2011
Net cash used for operating activities	$(0.5)	$(6.5)
Purchases of properties and equipment	(5.5)	(6.6)
Proceeds from sales of properties, plant and equipment	1.0	0.9
Increase in restricted cash	(1.5)	—
Borrowing activity, net	13.5	(28.4)
Payments of debt financing fees	(6.2)	(2.1)
Net cash (used for) provided by discontinued financing activities	(0.9)	0.1
Cash dividends paid to shareholders	—	(3.7)
Other, net	0.9	(1.5)

Increase (decrease) in cash and cash equivalents	$0.8	$(47.8)

Cash used for operating activities for the six months ended June 30, 2012 was $0.5 million compared to $6.5 million for the respective prior-year period. The change is primarily due to improved operating results.

On February 22, 2012, the Company entered into a Credit Agreement (by and among the Company, as borrower and General Electric Capital Corporation, as a co-collateral agent, and Wells Fargo Capital Finance, LLC, as administrative agent and co-collateral agent, providing the Company with a new $100 million secured credit facility (the “ABL Facility”).

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

The ABL Facility requires that the Company, on a consolidated basis, maintain a minimum monthly fixed charge coverage ratio, along with other customary restrictive covenants, certain of which are subject to materiality thresholds. The Company was in compliance with all of its debt covenants as of June 30, 2012.

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

The Term Loan requires the Company to comply with financial covenants related to the maintenance of a minimum fixed charge coverage ratio, maximum capital expenditures, minimum liquidity, and maximum leverage ratio. The Term Loan contains other restrictive covenants which are substantively similar to those applicable to the ABL Facility. The Company was in compliance with all of its debt covenants as of June 30, 2012.

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

The Company’s obligations under the Term Loan are guaranteed by certain of the Company’s domestic subsidiaries.

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

As of June 30, 2012, the available borrowing base under the ABL Facility was $79.7 million. As of June 30, 2012, there was $18.2 million in cash drawn and $32.8 million of undrawn letters of credit under the ABL Facility, reducing net availability for borrowings to $28.7 million.

As of June 30, 2012, $3.9 million was drawn against the Company’s non-U.S. lines of credit which provide for borrowings up to $13.9 million.

Aggregate maturities of total borrowings amount to approximately $4.0 million in 2012, $21.7 million in 2013, $32.3 million in 2014, $32.3 million in 2015, $32.3 million in 2016, and $114.1 million thereafter. These maturities primarily reflect the payment terms outlined in the ABL Facility and the Term Loan. The fair values of borrowings aggregated $236.7 million and $221.5 million at June 30, 2012 and December 31, 2011, respectively. Included in current maturities are $3.9 million of other non-U.S. lines of credit, $10.8 million of Term Loan, and $0.1 million of capital lease obligations.

Upon execution of the Company’s new debt agreements in February 2012, the remaining unamortized deferred financing costs related to the Prior Credit Agreement and the Prior Note Purchase Agreement were written off. In the first quarter of 2012, the Company recorded $1.6 million of costs related to the termination of its prior debt agreements. The costs included $1.0 million of make-whole interest payments and a write-off of deferred financing costs of $0.6 million.

The Company has incurred $8.0 million of debt issuance costs associated with the execution of its new debt agreements through June 30, 2012. Financing costs incurred related to the new debt agreements are deferred and amortized over the remaining life of the new debt. At June 30, 2012 and December 31, 2011, deferred financing fees totaled $7.3 million and $1.0 million, respectively, and are included in deferred charges and other assets on the condensed consolidated balance sheet.

Of the total $8.0 million debt financing costs incurred to date associated with the execution of the new debt agreements, the Company paid $6.2 million in the six months ended June 30, 2012. In the six months ended June 30, 2011, the Company paid $2.1 million in fees associated with the prior debt agreements. In accordance with ASC 470-50, the debt and third-party fees related to the Third Amendment and Waiver were amortized over the term of debt. As previously indicated, any remaining debt financing fees associated with the prior debt agreements have been written off to expense.

The weighted average interest rate on short-term borrowings was 2.49% at June 30, 2012.

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

Contractual Obligations and Commercial Commitments

Short-term borrowings decreased to $3.9 million at June 30, 2012 from $9.0 million at December 31, 2011. Total long-term borrowings, including a current portion of the long-term borrowing, increased to $232.8 million at June 30, 2012 from $214.1 million at December 31, 2011. See the Financial Condition, Liquidity and Capital Resources section of Part I, Item 2 of this Form 10-Q for more information.

Changes to the Company’s accrual for product warranty claims in the six months ended June 30, 2012 are discussed in Note 9 of the condensed consolidated financial statements included in Part I of this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

See Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no significant changes in our exposure to market risk since December 31, 2011.

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2012. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2012. As a matter of practice, the Company’s management continues to review and document internal control and procedures for financial reporting. From time to time, the Company may make changes aimed at enhancing the effectiveness of the controls and to ensure that the systems evolve with the business. During the quarter ended June 30, 2012, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 5. Other Information

On August 3, 2012, the Company issued a press release announcing its financial results for the three and six months ended June 30, 2012. The full text of the press release is included as Exhibit 99.1 to this Form 10-Q.

Item 6. Exhibits

10.1	Executive General Severance Plan, as amended and restated August 2012

31.1	CEO Certification under Section 302 of the Sarbanes-Oxley Act

31.2	CFO Certification under Section 302 of the Sarbanes-Oxley Act

32.1	CEO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act

32.2	CFO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act

99.1	Press Release dated August 3, 2012

101.INS (1)	XBRL Instance Document

101.SCH (1)	XBRL Taxonomy Extension Schema Document

101.CAL (1)	XBRL Taxonomy Calculation Linkbase Document

101.DEF (1)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB (1)	XBRL Taxonomy Label Linkbase Document

101.PRE (1)	XBRL Taxonomy Presentation Linkbase Document

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

Federal Signal Corporation

Date: August 3, 2012	By:	/s/ William G. Barker, III
William G. Barker, III
Senior Vice President and Chief Financial Officer