Form 10-Q
period 2012-09-30
FEDERAL SIGNAL CORP /DE/
filed 2012-11-09
CIK 277509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title
Common Stock, $1.00 par value	62,293,684 shares outstanding at October 13, 2012

FEDERAL SIGNAL CORPORATION

Part I. Financial Information

Item 1. Financial Statements

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q filed by Federal Signal Corporation and its subsidiaries (the “Company”) with the U.S. Securities and Exchange Commission (the “SEC”), and comments made by management may contain words such as “may,” “will,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “project,” “estimate” and “objective” or the negative thereof or similar terminology concerning the Company’s future financial performance, business strategy, plans, goals and objectives. These expressions are intended to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include information concerning the Company’s possible or assumed future performance or results of operations and are not guarantees. While these statements are based on assumptions and judgments that management has made in light of industry experience as well as perceptions of historical trends, current conditions, expected future developments and other factors believed to be appropriate under the circumstances, they are subject to risks, uncertainties and other factors that may cause the Company’s actual results, performance or achievements to be materially different.

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

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in millions, except per share data)	2012	2011	2012	2011
Net sales	$185.0	$167.8	$585.5	$493.7
Cost of sales	139.4	131.3	445.4	384.0

Gross profit	45.6	36.5	140.1	109.7
Selling, engineering, general and administrative	33.2	28.0	100.8	88.0
Restructuring charge	—	—	0.8	—

Operating income	12.4	8.5	38.5	21.7
Interest expense	5.2	4.5	15.7	11.9
Debt settlement charges	1.9	—	3.5	—
Other (income) expense, net	(0.1)	0.5	0.2	0.4

Income before income taxes	5.4	3.5	19.1	9.4
Income tax expense	(1.0)	(0.2)	(1.9)	(2.8)

Income from continuing operations	4.4	3.3	17.2	6.6
Loss from discontinued operations and disposal, net of income tax benefit of $2.9, $0.3, $3.5 and $0.3, respectively	(19.1)	(0.9)	(49.4)	(5.6)

Net (loss) income	$(14.7)	$2.4	$(32.2)	$1.0

Basic and diluted earnings (loss) per share:
Income from continuing operations	$0.07	$0.05	$0.28	$0.11
Loss from discontinued operations and disposal, net of tax	(0.31)	(0.01)	(0.79)	(0.09)

(Loss) earnings per share	$(0.24)	$0.04	$(0.51)	$0.02

Weighted average common shares outstanding:
Basic	62.4	62.2	62.3	62.2
Diluted	63.0	62.2	62.6	62.2
Cash dividends declared per share of common stock	$—	$—	$—	$—

See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2012	2011	2012	2011
Net (loss) income	$(14.7)	$2.4	$(32.2)	$1.0
Other comprehensive income:
Change in foreign currency translation adjustment	2.7	(10.4)	9.3	(0.4)
Unrealized net gain (loss) on derivatives, net of tax expense (benefit) of $0.0, ($0.4), $0.2, and $0.1, respectively	0.0	(0.6)	0.6	(0.5)
Change in unrecognized loss related to pension benefit plans, net of tax expense of $0.1, $0.8, $0.2, and $0.2 respectively	1.0	1.0	3.8	4.0

Total other comprehensive income (loss)	3.7	(10.0)	13.7	3.1

Comprehensive (loss) income	$(11.0)	$(7.6)	$(18.5)	$4.1

See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except per share data)	September 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$9.1	$9.5
Restricted cash	1.5	—
Accounts receivable, net of allowances for doubtful accounts of $2.4 and $2.4, respectively	99.4	105.0
Inventories	129.5	104.3
Other current assets	20.7	18.7
Current assets of discontinued operations	1.3	131.9

Total current assets	261.5	369.4
Properties and equipment, net	58.8	60.0
Other assets
Goodwill	271.0	270.6
Intangible assets, net	1.0	1.8
Deferred charges and other assets	13.3	2.0
Long-term assets of discontinued operations	1.6	2.9

Total assets	$607.2	$706.7

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$2.0	$9.0
Current portion of long-term borrowings and capital lease obligations	6.1	0.1
Accounts payable	50.9	49.5
Customer deposits	15.6	14.4
Deferred revenue	3.0	2.9
Accrued liabilities
Compensation and withholding taxes	21.1	18.7
Other	36.6	34.0
Current liabilities of discontinued operations	15.8	35.7

Total current liabilities	151.1	164.3
Long-term borrowings and capital lease obligations, less current portion	151.8	213.1
Long-term pension and other postretirement liabilities	63.3	74.1
Deferred gain	19.9	21.4
Deferred tax liabilities	42.0	36.0
Other long-term liabilities	13.9	14.5
Long-term liabilities of discontinued operations	6.7	8.6

Total liabilities	448.7	532.0
Shareholders’ equity
Common stock, $1 par value per share, 90.0 million shares authorized, 63.4 million and 63.1 million shares issued, respectively	63.4	63.1
Capital in excess of par value	170.0	167.7
Retained earnings	4.2	36.4
Treasury stock, 0.9 million and 0.9 million shares, respectively, at cost	(16.4)	(16.1)
Accumulated other comprehensive loss	(62.7)	(76.4)

Total shareholders’ equity	158.5	174.7

Total liabilities and shareholders’ equity	$607.2	$706.7

See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (unaudited)

($ in millions)	Common Stock Par Value	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2011	$63.1	$167.7	$36.4	$(16.1)	$(76.4)	$174.7
Net loss			(32.2)			(32.2)
Foreign currency translation					9.3	9.3
Unrealized gain on derivatives, net of tax expense of $0.2					0.6	0.6
Change in unrecognized loss related to pension benefit plans, net of tax expense of $0.2					3.8	3.8
Stock-based payments:
Non-vested stock and options		2.1				2.1
Stock awards	0.3	0.2		(0.3)		0.2

Balance at September 30, 2012	$63.4	$170.0	$4.2	$(16.4)	$(62.7)	$158.5

See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine months ended September 30,
($ in millions)	2012	2011
Operating activities
Net (loss) income	$(32.2)	$1.0
Adjustments to reconcile net loss to net cash (used for) provided by operating activities
Loss on discontinued operations and disposal	49.4	5.6
Depreciation and amortization	9.6	9.6
Debt settlement charges	3.5	—
Stock-based compensation expense	2.1	1.6
Pension expense, net of funding	(6.2)	1.5
Restructuring charge	0.8	—
Deferred income taxes	2.6	2.1
Changes in other operating assets and liabilities	(10.8)	(9.0)

Net cash provided by continuing operating activities	18.8	12.4
Net cash used for discontinued operating activities	(21.1)	(11.6)

Net cash (used for) provided by operating activities	(2.3)	0.8
Investing activities
Purchases of properties and equipment	(9.2)	(10.6)
Proceeds from sales of properties, plant and equipment	1.3	1.2
Proceeds from sale of FSTech Group	82.1	—
Increase in restricted cash	(1.5)	—

Net cash provided by (used for) continuing investing activities	72.7	(9.4)
Net cash provided by discontinued investing activities	—	—

Net cash provided by (used for) investing activities	72.7	(9.4)
Financing activities
Reduction in debt outstanding under revolving credit facilities	(173.1)	(28.6)
Proceeds on short-term borrowings	50.9	48.5
Payments on short-term borrowings	(58.5)	(42.4)
Proceeds from issuance of long-term borrowings	215.0	—
Payments on long-term borrowings	(99.4)	(12.3)
Payments of debt financing fees	(6.9)	(2.3)
Cash dividends paid to shareholders	—	(3.7)
Other, net	2.3	0.7

Net cash used for continuing financing activities	(69.7)	(40.1)
Net cash used for discontinued financing activities	(0.9)	(0.3)

Net cash used for financing activities	(70.6)	(40.4)

Effects of foreign exchange rate changes on cash and cash equivalents	(0.2)	0.1

Decrease in cash and cash equivalents	(0.4)	(48.9)
Cash and cash equivalents at beginning of period	9.5	62.1

Cash and cash equivalents at end of period	$9.1	$13.2

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

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements represent the consolidation of the Company included herein and have been prepared by the Company pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to ensure that the information presented is not misleading. These condensed consolidated financial statements have been prepared in accordance with the accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, and should be read in conjunction with the consolidated financial statements and the related notes thereto.

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

As discussed in Note 12 – Discontinued Operations, on June 21, 2012, the Company announced that it had signed a definitive agreement to sell its Federal Signal Technologies (“FSTech”) Group. On September 4, 2012, the Company completed the disposition of the assets of its FSTech Group. As the Company had met the held for sale criteria during the second quarter of 2012, the FSTech Group has been reported as a discontinued operation. The condensed consolidated financial statements for all periods presented have been recast to present the operating results of the held for sale and previously divested or exited businesses as discontinued operations.

We have reclassified certain prior-period amounts to conform to the current period presentation.

Recent Accounting Pronouncements and Accounting Changes

In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-04, Fair Value Measurement Topic 820, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“ASU 2011-04”), which amends the definition of fair value measurement principles and disclosure requirements to eliminate differences between U.S. GAAP and International Financial Reporting Standards (“IFRS”). ASU 2011-04 requires new quantitative and qualitative disclosures about the sensitivity of recurring Level 3 measurement disclosures, as well as transfers between Level 1 and Level 2 of the fair value hierarchy. The Company’s adoption of this guidance on January 1, 2012 did not impact the Company’s financial position, results of operations, or cash flows.

In June 2011, the FASB issued ASU No. 2011-05, Topic 220, Presentation of Comprehensive Income (“ASU 2011-05”),, which requires companies to include a statement of comprehensive income as part of their interim and annual financial statements. The new guidance gives companies the option to present net income and comprehensive income either in one continuous statement or in two separate but consecutive statements. This approach represents a change from current U.S. GAAP, which allows companies to report other comprehensive income (“OCI”) and its components in the statement of shareholders’ equity. The new guidance also allows companies to present OCI either net of tax with details in the notes or to present amounts gross (with tax effects shown parenthetically). The Company’s disclosure of comprehensive income for the three and nine months ended September 30, 2012 and 2011 is presented in the Company’s condensed consolidated statements of comprehensive income in this Form 10-Q. Under the new guidance, certain information included in the condensed consolidated statement of shareholders’ equity is shown in the new statement of comprehensive income. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning January 1, 2012, and should be applied retrospectively. The new guidance impacts presentation only and the Company’s adoption of this guidance on January 1, 2012 did not have an impact on its financial position, results of operations, or cash flows.

In September 2011, the FASB issued ASU No. 2011-08, Topic 350, Testing of Goodwill for Impairment (“ASU 2011-08”), which allows companies to assess qualitative factors to determine whether they need to perform the two-step quantitative goodwill impairment test. Under the option, an entity no longer would be required to calculate the fair value of a reporting unit unless it determines, based on that qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. ASU 2011-08 may change how a company tests goodwill for impairment but should not change the timing or measurement of goodwill impairments. ASU 2011-08 is effective for fiscal years beginning after December 15, 2011. The Company performed its annual goodwill impairment test as of October 31, 2011. The Company’s adoption of this guidance on January 1, 2012 did not have an impact on its results of operations, financial position, or cash flows.

In December 2011, the FASB issued ASU No. 2011-11, Topic 210, Disclosures about Offsetting Assets and Liabilities. This update is intended to improve the comparability of statements of financial position prepared in accordance with U.S. GAAP and IFRS, requiring both gross and net presentation of offsetting assets and liabilities. The new requirements are effective for fiscal years beginning on or after January 1, 2013, and for interim periods within those fiscal years. As this guidance only affects disclosures, the Company expects that the adoption of this standard will not have an impact on the Company’s results of operations, financial position, or cash flows.

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

Restricted Cash

Restricted cash of $1.5 million at September 30, 2012 consisted of cash deposited with various financial institutions that was pledged as collateral for the Company’s cash-collateralized letters of credit related to equipment and service performance guarantees.

2. INVENTORIES

($ in millions)	September 30, 2012	December 31, 2011
Raw materials	$59.2	$47.1
Work in progress	32.1	27.6
Finished goods	38.2	29.6

Total inventories	$129.5	$104.3

3. GOODWILL AND OTHER INTANGIBLE ASSETS

($ in millions)	December 31, 2011	Currency Translation Adjustments	September 30, 2012
Goodwill
Environmental Solutions	$120.4	$—	$120.4
Fire Rescue	33.2	0.3	33.5
Safety and Security Systems	117.0	0.1	117.1

Total	$270.6	$0.4	$271.0

The following table provides the gross carrying value and accumulated amortization for each major class of intangible assets:

		September 30, 2012			December 31, 2011
($ in millions)	Average Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortizable intangible assets

Developed software	6	$6.0	$(5.1)	$0.9	$6.0	$(4.4)	$1.6
Patents	10	0.6	(0.5)	0.1	0.6	(0.4)	0.2

Total	6	$6.6	$(5.6)	$1.0	$6.6	$(4.8)	$1.8

Amortization expense for the three and nine month periods ended September 30, 2012 totaled $0.3 million and $0.8 million, respectively, and for the three and nine month periods ended September 30, 2011 totaled $0.3 million and $0.9 million, respectively. The Company estimates that the total amortization expense will be $1.0 million in 2012, $0.3 million in 2013, $0.2 million in 2014, $0.2 million in 2015, and $0.1 million in 2016.

The Company accounts for goodwill and identifiable intangible assets in accordance with ASC 350, Intangibles—Goodwill and Other. Under this standard, the Company assesses the impairment of goodwill and indefinite-lived intangible assets at least annually, on October 31, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

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

The carrying value of short-term debt approximates fair value due to its short maturity (Level 2 input). The fair value of long-term debt is based on interest rates that we believe are currently available to us for issuance of debt with similar terms and remaining maturities (Level 2 input). The carrying amounts of cash and cash equivalents and restricted cash approximate fair value because of the short-term maturity and highly liquid nature of these instruments (Level 1 input).

Fair Value Assets Measured at Level 3 on a Nonrecurring Basis

The Company measures certain assets, including intangible trade name assets and goodwill, at fair value on a nonrecurring basis. The Company’s calculation of fair value of trade name assets is based on an income approach using discounted cash flow projections.

The Company determined that the trade name assets associated with the FSTech Group with a carrying value of $7.9 million were impaired, and recorded an impairment charge of $0.6 million in the second quarter of 2012. The trade name assets were sold to 3M Company as part of the sale of the FSTech Group.

The following table summarizes the carrying amounts and fair values of the Company’s financial instruments:

	September 30, 2012		December 31, 2011
($ in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value
Short-term debt	$2.0	$2.0	$9.0	$9.0
Long-term debt (1)	157.9	183.2	214.1	212.4

(1)	Long-term debt includes current portions of long-term debt and current portions of capital lease obligations of $6.1 million and $0.1 million as of September 30, 2012 and December 31, 2011, respectively, and $0.9 million of financial service borrowings at December 31, 2011 which is included in discontinued operations.

5. DEBT

Short-term borrowings consisted of the following:

($ in millions)	September 30, 2012	December 31, 2011
Non-U.S. lines of credit	$2.0	$9.0

Total short-term borrowings	$2.0	$9.0

Long-term borrowings consisted of the following:

($ in millions)	September 30, 2012	December 31, 2011
Revolving Credit Facility	$—	$180.0
ABL Facility	6.9	—
Term Loan	149.1	—

12.98% private placement note due 2012	—	27.3

Private placement note, floating rate (8.85% at December 31, 2011)	—	6.2
Capital lease obligations	1.9	0.5

	157.9	214.0
Unamortized balance of terminated fair value interest rate swaps	—	0.1

	157.9	214.1
Less current maturities	(5.7)	—
Less current capital lease obligations	(0.4)	(0.1)
Less financial services activities — borrowings (included in discontinued operations)	—	(0.9)

Total long-term borrowings and capital lease obligations, net	$151.8	$213.1

On February 22, 2012, the Company entered into a Credit Agreement, by and among the Company, as borrower, and General Electric Capital Corporation, as a co-collateral agent, and Wells Fargo Capital Finance, LLC, as administrative agent and co-collateral agent, providing the Company with a new $100 million secured credit facility (the “ABL Facility”).

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

The ABL Facility requires that the Company, on a consolidated basis, maintain a minimum monthly fixed charge coverage ratio, along with other customary restrictive covenants, certain of which are subject to materiality thresholds. The Company was in compliance with all of its debt covenants as of September 30, 2012.

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

The Term Loan will bear interest, at the Company’s option, at a base rate or adjusted LIBOR rate, plus, in each case, an applicable margin. The applicable margin ranges from 9.00% to 10.00% for base rate borrowings and 10.00% to 11.00% for LIBOR borrowings. The Company is required to pay certain customary fees in connection with the Term Loan.

The Term Loan requires the Company to comply with financial covenants related to the maintenance of a minimum fixed charge coverage ratio, maximum capital expenditures, minimum liquidity, and maximum leverage ratio. The Term Loan has other restrictive covenants which are substantively similar to those applicable to the ABL Facility. The Company was in compliance with all of its debt covenants as of September 30, 2012.

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

On September 4, 2012, the Company prepaid $65.0 million of its outstanding principal balance of its Term Loan debt at par with no prepayment penalty and related accrued interest of $0.1 million with net proceeds from the sale of FSTech. This prepayment was executed in accordance with the terms of the Financing Agreement. The Company also prepaid $10.0 million of debt drawn under the ABL Facility on the same date with net proceeds from the sale of FSTech.

As of September 30, 2012, the available borrowing base under the ABL Facility was $62.9 million. As of September 30, 2012, there was $6.9 million in cash drawn and $31.3 million of undrawn letters of credit under the ABL Facility, reducing net availability for borrowings to $24.7 million.

As of September 30, 2012, $2.0 million was drawn against the Company’s non-U.S. lines of credit which provide for borrowings up to $14.1 million.

The Financing Agreement included a provision that if as of September 30, 2012, the outstanding ABL Facility debt plus the outstanding Term Loan debt was less than $170.0 million, the installment payments required against the Term Loan due on March 31, 2013, June 30, 2013, September 30, 2013, and December 31, 2013 would be reduced on a pro rata basis, dollar-for-dollar by the amount the outstanding ABL Facility debt plus the outstanding Term Loan debt was less than $170.0 million as of September 30, 2012. The balance of the ABL Facility debt plus the outstanding Term Loan debt was $156.0 million on September 30, 2012. The resulting variance of $14.0 million between the target of $170.0 million and the actual balance of $156.0 million will reduce the required 2013 quarterly installment payments against the Term Loan by $3.5 million per quarter.

Aggregate maturities of total borrowings amount to approximately $2.5 million in 2012, $8.0 million in 2013, $32.6 million in 2014, $32.6 million in 2015, $32.4 million in 2016, and $51.8 million thereafter. These maturities primarily reflect the payment terms of the ABL Facility and the Term Loan. The fair values of aggregate borrowings were $185.2 million and $221.4 million at September 30, 2012 and December 31, 2011, respectively. Included in current maturities are $2.0 million of other non-U.S. lines of credit, $5.7 million of Term Loan, and $0.4 million of capital lease obligations.

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

The Company has incurred $8.3 million of debt issuance costs associated with the execution of its new debt agreements through September 30, 2012, of which $6.9 million was paid in 2012. Financing costs incurred related to the new debt agreements are deferred and amortized over the remaining life of the new debt. On September 4, 2012, the Company expensed $1.9 million of deferred debt issuance costs related to the $75.0 million prepayment of the outstanding principal for the Term Loan and ABL Facility. At September 30, 2012 and December 31, 2011, deferred financing fees totaled $5.1 million and $1.0 million, respectively, and are included in deferred charges and other assets on the condensed consolidated balance sheet.

6. INCOME TAXES

The Company recognized an income tax provision of $1.0 million and $0.2 million for the three months ended September 30, 2012 and 2011, respectively. For the nine months ended September 30, 2012 and 2011, the Company recognized an income tax provision of $1.9 million and $2.8 million, respectively. The income tax provision for the three and nine months ended September 30, 2012 and 2011 primarily relates to tax expense at non-U.S. operations that are not in a cumulative loss position. Due to the Company’s recent cumulative domestic losses for book purposes and the uncertainty of the realization of certain deferred tax assets, the Company continues to adjust its valuation allowance as the deferred tax assets increase or decrease, resulting in effectively no recorded tax benefit for domestic operating losses. The Company’s effective tax rate was 19% and 6% for the three months ended September 30, 2012 and 2011, respectively. For the nine months ended September 30, 2012 and 2011, the Company’s effective tax rate was 10% and 30%, respectively.

The Company’s unrecognized tax benefits were $4.1 million at September 30, 2012 and $4.3 million at December 31, 2011, of which $4.0 million and $ 4.2 million at September 30, 2012 and December 21, 2011, respectively, are tax benefits that, if recognized, would reduce the annual effective tax rate. The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. The Company expects the unrecognized tax benefits to decrease by $1.4 million over the next twelve months.

7. POSTRETIREMENT BENEFITS

The components of the Company’s net periodic pension expense for its defined benefit pension plans are summarized as follows:

	U.S. Benefit Plan				Non-U.S. Benefit Plan
	Three months ended September 30,		Nine months ended September 30,		Three months ended September 30,		Nine months ended September 30,
($ in millions)	2012	2011	2012	2011	2012	2011	2012	2011
Service cost	$—	$—	$—	$—	$0.1	$—	$0.2	$0.1
Interest cost	1.5	1.8	5.5	5.5	0.7	0.8	2.0	2.2
Expected return on plan assets	(1.6)	(1.7)	(6.0)	(5.3)	(0.7)	(0.8)	(2.0)	(2.5)
Amortization of actuarial loss	1.3	1.1	4.1	3.3	0.2	0.2	0.6	0.7

Net pension expense	$1.2	$1.2	$3.6	$3.5	$0.3	$0.2	$0.8	$0.5

During the nine-month period ended September 30, 2012, the Company contributed $9.2 million to its U.S. defined benefit plan and $1.4 million to its non-U.S. defined benefit plan. During the comparable prior-year period, the Company contributed $1.6 million to the U.S. defined benefit plan and $0.9 million to the non-U.S. defined benefit plan. The Company expects to only contribute $9.2 million to the U.S. benefit plan and approximately $1.6 million to the non-U.S. benefit plan in 2012.

8. EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share (“EPS”) is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed based on the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding stock options and performance stock units. For the three-month periods ended September 30, 2012 and 2011, options to purchase 2.4 million and 2.1 million shares of the Company’s common stock, respectively, had an antidilutive effect on EPS, and accordingly, are excluded from the calculation of diluted EPS. For the nine months ended September 30, 2012 and 2011, options to purchase 2.3 million and 1.9 million shares of the Company’s common stock, respectively, had an antidilutive effect on EPS, and accordingly, are excluded from the calculation of diluted EPS.

Computation of Earnings (Loss) per Common Share

	Three months ended September 30,		Nine months ended September 30,
(in millions, except per share data)	2012	2011	2012	2011
Income from continuing operations	$4.4	$3.3	$17.2	$6.6
Loss from discontinued operations and disposal, net of tax	(19.1)	(0.9)	(49.4)	(5.6)

Net (loss) income	$(14.7)	$2.4	$(32.2)	$1.0

Weighted average shares outstanding — basic	62.4	62.2	62.3	62.2
Dilutive effect of common stock equivalents	0.6	—	0.3	—

Weighted average shares outstanding — diluted	63.0	62.2	62.6	62.2

Basic and diluted earnings (loss) per share:
Income from continuing operations	$0.07	$0.05	$0.28	$0.11
Loss from discontinued operations and disposal, net of tax	(0.31)	(0.01)	(0.79)	(0.09)

(Loss) earnings per share	$(0.24)	$0.04	$(0.51)	$0.02

9. COMMITMENTS

Standby Letters of Credit

At September 30, 2012 and December 31, 2011, the Company had outstanding standby letters of credit aggregating $31.3 million and $34.2 million, respectively, principally to act as security for retention levels related to casualty insurance policies and to guarantee the performance of subsidiaries that engage in export transactions to non-U.S. governments and municipalities.

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

Changes in the Company’s warranty liabilities in the nine-month periods ended September 30, 2012 and 2011 were as follows:

($ in millions)	2012	2011
Balance at January 1	$6.7	$5.5
Provisions to expense	4.7	6.4
Actual costs incurred	(4.6)	(5.9)

Balance at September 30	$6.8	$6.0

Environmental Liabilities

The Company retained an environmental consultant to conduct an environmental risk assessment at its former Pearland, Texas facility. In May 2012, the Company sold its Pearland, Texas facility for proceeds of $0.9 million and recorded a pre-tax gain of $0.4 million. The facility, which was previously used by the Company’s discontinued Pauluhn business, manufactured marine, offshore and industrial lighting products. While the Company has not completed the risk assessment analysis, it appears probable the site will require remediation. As of September 30, 2012 and December 31, 2011, $1.9 million and $2.2 million, respectively, of reserves related to the environmental remediation are included in the liabilities of discontinued operations. The Company’s estimate may change in the near term as more information becomes available; however, the costs are not expected to have a material adverse effect on the Company’s results of operations, financial position or liquidity.

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

The Company has been sued by firefighters seeking damages claiming that exposure to the Company’s sirens has impaired their hearing and that the sirens are therefore defective. There were 33 cases filed during the period of 1999 through 2004, involving a total of 2,443 plaintiffs, in the Circuit Court of Cook County, Illinois. These cases involved more than 1,800 firefighter plaintiffs from locations outside of Chicago. Beginning in 2009, six additional cases were filed in Cook County, involving 299 Pennsylvania firefighter plaintiffs. The trial of the first 27 of these plaintiffs’ claims occurred in 2008, when a Cook County jury returned a unanimous verdict in favor of the Company. An additional 40 Chicago firefighter plaintiffs were selected for trial in 2009. Plaintiffs’ counsel later moved to reduce the number of plaintiffs from 40 to 9. The trial for these nine plaintiffs concluded with a verdict returned against the Company and for the plaintiffs in varying amounts totaling $0.4 million. The Company appealed this verdict. On September 13, 2012, the Illinois Appellate Court rejected this appeal. Two justices voted to uphold the verdict and one justice filed a lengthy and vigorous dissent. The Company has filed a petition for rehearing with the Appellate Court. The Appellate Court has requested further briefing on this petition, which should be completed by January 2013. The Company also is considering a petition for leave to appeal to the Illinois Supreme Court, if the Appellate Court decision is not reversed.

A third consolidated trial involving eight Chicago firefighter plaintiffs occurred during November 2011. The jury returned a unanimous verdict in favor of the Company at the conclusion of this trial. Following this last trial, the trial court on March 12, 2012 entered an order certifying a class of the remaining Chicago Fire Department firefighter plaintiffs for trial on the sole issue of whether the Company’s sirens were defective and unreasonably dangerous. The Company petitioned the Illinois appellate court for interlocutory appeal of this ruling. On May 17, 2012, the Illinois appellate court accepted the Company's petition. On June 8, 2012, plaintiffs moved to dismiss the appeal, agreeing with the Company that the trial court had erred in certifying a class action trial in this matter. Pursuant to plaintiffs’ motion, the appellate court reversed the trial court's certification order. Thereafter, the trial court scheduled another consolidated trial, involving three firefighter plaintiffs, which is set to begin on December 6, 2012. One of these firefighter trial plaintiffs has since voluntarily dismissed his case against the Company.

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

Following defense verdicts in the last two Philadelphia trials, the Company negotiated settlements with respect to all remaining filed cases in Philadelphia at that time, as well as other firefighter claimants represented by the attorney who filed the Philadelphia cases. On January 4, 2011, the Company entered into a Global Settlement Agreement (the “Settlement Agreement”) with the law firm of the attorney representing the Philadelphia claimants, on behalf of 1,125 claimants the firm represents (the “Claimants”) and who had asserted product claims against the Company (the “Claims”). Three hundred and eight of the Claimants had lawsuits pending against the Company in Cook County, Illinois.

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

The Company generally denies the allegations made in the claims and lawsuits by the Claimants and denies that its products caused any injuries to the Claimants. Nonetheless, the Company entered into the Settlement Agreement for the purpose of minimizing its expenses, including legal fees, and avoiding the inconvenience, uncertainty, and distraction of the claims and lawsuits.

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

Federal Signal’s ongoing negotiations with its insurer, CNA, over insurance coverage on these claims have resulted in reimbursements of a portion of the Company’s defense costs. In the year ended December 31, 2011, the Company recorded $0.8 million of reimbursements from CNA related to legal costs incurred in the prior year, as a reduction of corporate operating expenses all of which had been received as of December 31, 2011. For the nine months ended September 30, 2012, the Company recorded $0.4 million of reimbursements from CNA related to legal costs incurred in the prior year, as a reduction of corporate operating expenses, all of which has been received as of September 30, 2012.

On July 29, 2011, Neology, Inc. filed a complaint against the Company in the U.S. District Court of Delaware for alleged patent infringements. The lawsuit demands that the Company cease manufacturing, marketing, importing or selling Radio Frequency Identification (“RFID”) systems and products that allegedly infringe certain specified patents owned by Neology, and also demands compensation for past alleged infringement. The Company has denied the allegations in the complaint. On December 2, 2011, Neology filed a motion for preliminary injunction, requesting that the court enter an order preliminarily enjoining the Company from further alleged infringement of certain Neology patents. On June 18, 2012, a U.S. District Court Magistrate issued a Report and Recommendation that the motion for a preliminary injunction be denied. On August 12, 2012, a U.S. District Court Judge adopted that Report and Recommendation. On August 20, 2012, Neology filed a motion for leave to file for partial summary judgment against the Company regarding two of the patents in issue in this litigation. On September 21, 2012, a U.S. District Court Magistrate denied the motion.

On May 21, 2012, Neology filed another complaint against the Company, also for alleged patent infringement, in the U.S. District Court for the Central District of California. On July 19, 2012, Neology filed certain amendments to that complaint. The amended complaint similarly demands that the Company cease manufacturing, marketing, importing or selling certain RFID transponders and readers that allegedly infringe certain other specified patents owned by Neology, and also demands compensation for past alleged infringement. The Company has denied the allegations in the compliant. On September 10, 2012, the Company filed a motion requesting that the court transfer this litigation to the U.S. District Court of Delaware, where Neology filed its earlier patent infringement suit against the Company. On October 15, 2012, the court granted this motion and ordered the transfer of this litigation to the U.S. District Court of Delaware.

In connection with the closing of the sale of the FSTech Group to 3M Company on September 4, 2012, 3M Company agreed to assume the defense of the Neology lawsuits. A portion of the purchase price proceeds was placed into escrow to be held for a period of 48 months as security for our indemnification obligations as well as defense and other costs associated with the lawsuits, subject to early release under certain conditions. Information regarding the Company’s discontinued operations is included in Note 12—Discontinued Operations.

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

The Company evaluates performance based on operating income of the respective segment. Operating income includes all revenues, costs and expenses directly related to the segment involved. In determining operating segment income, neither corporate nor interest expenses are included. Operating segment depreciation expense, identifiable assets and capital expenditures relate to those assets that are utilized by the respective operating segment. Corporate assets consist principally of cash and cash equivalents, short-term investments, notes and other receivables and fixed assets. The accounting policies of each operating segment are the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Intersegment sales were not material for the nine months ended September 30, 2012 and 2011.

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

($ in millions)	Safety And Security Systems	Fire Rescue	Environmental Solutions	Corporate And Eliminations	Total
Three months ended September 30, 2012
Net sales	$57.8	$25.6	$101.6	$—	$185.0
Operating income (loss)	7.8	1.9	9.3	(6.6)	12.4
Three months ended September 30, 2011
Net sales	52.0	22.2	93.6	—	167.8
Operating income (loss)	4.4	0.2	7.7	(3.8)	8.5

($ in millions)	Safety And Security Systems	Fire Rescue	Environmental Solutions	Corporate And Eliminations	Total
Nine months ended September 30, 2012
Net sales	$173.2	$90.7	$321.6	$—	$585.5
Operating income (loss)	18.7	4.4	33.8	(18.4)	38.5
Nine months ended September 30, 2011
Net sales	161.0	68.1	264.6	—	493.7
Operating income (loss)	15.9	1.7	17.8	(13.7)	21.7

($ in millions)	Safety And Security Systems	Fire Rescue	Environmental Solutions	Corporate And Eliminations	Discontinued Operations	Total
As of September 30, 2012
Total assets	$205.8	$111.7	$251.9	$34.9	$2.9	$607.2
As of December 31, 2011
Total assets	$200.3	$117.3	$231.7	$22.6	$134.8	$706.7

11. RESTRUCTURING

2012 Plan

During the first quarter of 2012, the Company recorded expenses of $0.9 million related to severance costs in the Safety and Security Systems Group, which is the total amount expected to be incurred for these activities. These actions are expected to be completed within the next 12 months.

2010 Plan

During 2010, the Company announced restructuring initiatives and other functional reorganizations focused on aligning its cost base with revenues and recorded $5.0 million in restructuring charges related to a global reduction in force across all functions. The Company completed the 2010 plan initiatives in 2012 and released the remaining $0.1 million reserve to income during the second quarter of 2012.

The following table presents an analysis of the restructuring reserves included in other accrued liabilities as of September 30, 2012:

($ in millions)	Severance	Other	Total
Balance as of December 31, 2011	$—	$0.3	$0.3
Charges and adjustments	0.9	(0.3)	0.6
Cash payments	(0.4)	—	(0.4)

Balance as of September 30, 2012	$0.5	$—	$0.5

12. DISCONTINUED OPERATIONS

The following table presents the operating results of the Company’s discontinued operations for the three and nine-month periods ended September 30, 2012 and 2011, respectively:

Federal Signal Technologies	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2012	2011	2012	2011
Net sales	$24.9	$26.4	$87.0	$78.6
Interest allocated to discontinued operations	1.7	—	4.8	—
Other costs and expenses	33.1	27.3	99.9	84.6

Loss before income taxes	(9.9)	(0.9)	(17.7)	(6.0)
Income tax benefit	2.9	0.3	3.5	0.3

Loss from discontinued operations	$(7.0)	$(0.6)	$(14.2)	$(5.7)

China WOFE	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2012	2011	2012	2011
Net sales	$—	$—	$—	$0.2
Costs and expenses	—	—	—	(0.5)

Loss before income taxes	—	—	—	(0.3)
Income tax benefit	—	—	—	—

Loss from discontinued operations	$—	$—	$—	$(0.3)

On June 21, 2012, the Company announced that it had signed a definitive agreement to sell the FSTech Group for $110.0 million, subject to working capital adjustments. On September 4, 2012, the Company completed the disposition of the assets of the FSTech Group for $110.0 million in cash, subject to working capital adjustments in favor of the buyer of $5.9 million. The Company received $82.1 million in cash at closing and the remaining $22.0 million was placed into escrow as security for indemnification obligations provided by the Company pursuant to the sale agreement including defense and other costs associated with the Neology lawsuits discussed in Note 9. A significant portion of the escrow identified for general indemnification obligations will be held for a period of 18 months with the remaining general escrow funds to be held for 36 months. The portion of escrow associated with the Neology lawsuits and certain other indemnifications are to be held for a period of up to 48 months, but may be released earlier under certain conditions. If and when the relevant conditions associated with the Neology lawsuits and certain other contingencies are resolved and any remaining escrowed proceeds are released, the Company may recognize an adjustment to the loss from discontinued operations in its financial statements. The net carrying amount of the escrow receivable at September 30, 2012 is $8.0 million and is classified in Deferred charges and other assets. As discussed in Note 5, the Company used $75.0 million of the sale proceeds to repay obligations under its existing credit facilities pursuant to mandatory prepayment provisions under those facilities. The Company recorded a loss of $35.7 million on disposal for the nine months ended September 30, 2012.

In accordance with ASC 360, the Company met held for sale criteria during the second quarter of 2012 and the FSTech Group was reported as a discontinued operation in the Company’s condensed consolidated financial statements. In accordance with ASC 360-10, net assets held for sale with a carrying value of $121.1 million were written down to fair value less cost to sell or $97.6 million (fair value of $101.0 million and costs to sell of $3.4 million). This write-down resulted in a $23.5 million loss for the six months ended June 30, 2012. The valuation methodology for the net assets held for sale was based upon a contract price which is an observable input (Level 2).

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

During the nine months ended September 30, 2012, the Company recorded a gain of $0.1 million on discontinued operations associated with the liquidation of the assets of the China WOFE business.

In May 2012, the Company sold its Pearland, Texas facility, which was previously used by the Company’s discontinued Pauluhn business, for proceeds of $0.9 million and recorded a pre-tax gain of $0.4 million.

The following table shows an analysis of assets and liabilities of discontinued operations as of September 30, 2012 and December 31, 2011:

($ in millions)	September 30, 2012	December 31, 2011
Current assets	$1.3	$37.4
Properties and equipment	—	2.7
Long-term assets	1.0	93.7
Financial service assets, net	0.6	1.0

Total assets of discontinued operations	$2.9	$134.8

Current liabilities	$15.8	$22.7
Long-term liabilities	6.7	20.7
Financial service liabilities	—	0.9

Total liabilities of discontinued operations	$22.5	$44.3

Included in current liabilities at September 30, 2012 and December 31, 2011 is $1.9 million and $2.2 million, respectively, related to environmental remediation at the Pearland, Texas facility, which was previously used by the Company’s discontinued Pauluhn business. Included in long-term liabilities at September 30, 2012 and December 31, 2011 is $4.9 million and $5.1 million, respectively, relating to estimated product liability obligations of the North American refuse truck body business. Long-term liabilities include $0.5 million of insurance reserves for estimated product liability and workers’ compensation obligations of the FSTech Group.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide information that is supplemental to, and shall be read together with, the condensed consolidated financial statements and the accompanying notes contained in this Form 10-Q and the Annual Report on Form 10-K for the year ended December 31, 2011. Information in MD&A is intended to assist the reader in obtaining an understanding of the condensed consolidated financial statements, information about the Company’s business segments and how the results of those segments impact the Company’s results of operations and financial condition as a whole, and how certain accounting principles affect the Company’s condensed consolidated financial statements. The Company’s results for interim periods are not necessarily indicative of annual operating results.

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

Results of Operations

The following information summarizes our consolidated statements of operations and illustrates the key financial indicators used to assess our consolidated financial results:

	Three months ended September 30,			Nine months ended September 30,
($ in millions, except per share data)	2012	2011	Change	2012	2011	Change
Net sales	$185.0	$167.8	$17.2	$585.5	$493.7	$91.8
Cost of sales	139.4	131.3	8.1	445.4	384.0	61.4

Gross profit	45.6	36.5	9.1	140.1	109.7	30.4
Selling, engineering, general and administrative	33.2	28.0	5.2	100.8	88.0	12.8
Restructuring charge	—	—	—	0.8	—	0.8

Operating income	12.4	8.5	3.9	38.5	21.7	16.8
Interest expense	5.2	4.5	0.7	15.7	11.9	3.8
Debt settlement charges	1.9	—	1.9	3.5	—	3.5
Other (income) expense, net	(0.1)	0.5	(0.6)	0.2	0.4	(0.2)

Income before income taxes	5.4	3.5	1.9	19.1	9.4	9.7
Income tax expense	(1.0)	(0.2)	(0.8)	(1.9)	(2.8)	0.9

Income from continuing operations	4.4	3.3	1.1	17.2	6.6	10.6
Loss from discontinued operations and disposal, net of tax	(19.1)	(0.9)	(18.2)	(49.4)	(5.6)	(43.8)

Net (loss) income	$(14.7)	$2.4	$(17.1)	$(32.2)	$1.0	$(33.2)

Other data:
Operating margin	6.7%	5.1%	1.6%	6.6%	4.4%	2.2%
Earnings per share — continuing operations	$0.07	$0.05	$0.02	$0.28	$0.11	$0.17
Orders	$187.7	$194.9	$(7.2)	$618.3	$592.0	$26.3
Depreciation and amortization	$3.0	$3.1	$(0.1)	$9.6	$9.6	$—

Net Sales

Net sales increased $17.2 million and $91.8 million for the three and nine months ended September 30, 2012, respectively, compared to the respective prior-year periods, primarily as a result of increased shipments across most segments, favorable product mix and minor price increases, partially offset by lower export sales to certain Asian customers and unfavorable currency impacts.

Cost of Sales

Cost of sales increased $8.1 million and $61.4 million for the three and nine months ended September 30, 2012, respectively, compared to the respective prior-year periods, primarily as a result of increased sales volume, offset by favorable product mix and currency impacts. Net sales increased 10% and 19% for the three and nine months ended September 30, 2012 over the prior-year periods, while cost of sales increased 6% and 16%, respectively, compared to the respective prior year periods.

Gross Profit

Gross profit increased $9.1 million and $30.4 million for the three and nine months ended September 30, 2012, respectively, compared to the respective prior-year periods as a result of increased sales volume and an overall favorable change in product mix.

Restructuring Charges

During the nine months ended September 30, 2012, the Company recorded expenses of $0.8 million primarily related to severance costs in the Safety and Security Systems Group. No restructuring charges were incurred during 2011.

Operating Income

Operating income increased $3.9 million and $16.8 million in the three and nine months ended September 30, 2012, respectively, compared to the respective prior-year periods. The increase in operating income was primarily a result of higher sales volume and an overall favorable change in product mix.

Interest Expense

Interest expense increased $0.7 million and $3.8 million for the three and nine months ended September 30, 2012, respectively, compared to the respective prior year periods, primarily due to an increase in interest rates on the Company’s debt financing agreements entered into in February 2012, partially offset by interest expense allocated to discontinued operations of $1.7 million and $4.8 million for the three and nine months ended September 30, 2012.

Debt Settlement Charges

In the first quarter of 2012, the Company recorded $1.6 million of charges related to the termination of its prior debt agreements. On September 4, 2012, the Company expensed $1.9 million of deferred debt issuance costs related to the $75.0 million prepayment of the outstanding principal for the Term Loan and ABL Facility. The year-to-date charges totaled $3.5 million and included $1.0 million of make-whole interest payments and a write-off of deferred financing costs of $2.5 million.

Effective Tax Rate

The Company recognized an income tax provision of $1.0 million and $0.2 million for the three months ended September 30, 2012 and 2011, respectively. For the nine months ended September 30, 2012 and 2011, the Company recognized an income tax provision of $1.9 million and $2.8 million, respectively. The income tax provision for the three and nine months ended September 30, 2012 and 2011 primarily relates to tax expense at non-U.S. operations that are not in a cumulative loss position. Due to the Company’s recent domestic cumulative losses for book purposes and the uncertainty of the realization of certain deferred tax assets, the Company continues to adjust its valuation allowance as the deferred tax assets increase or decrease, resulting in effectively no recorded tax benefit for domestic operating losses. The Company’s effective tax rate was 19% and 6% for the three months ended September 30, 2012 and 2011, respectively. For the nine months ended September 30, 2012 and 2011, the Company’s effective tax rate was 10% and 30%, respectively.

The Company’s unrecognized tax benefits were $4.1 million at September 30, 2012 and $4.3 million at December 31, 2011, of which $4.0 million and $ 4.2 million at September 30, 2012 and December 21, 2011, respectively, are tax benefits that, if recognized, would reduce the annual effective tax rate. The Company expects the unrecognized tax benefits to decrease by $1.4 million over the next twelve months. The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense.

Income from Continuing Operations

Income from continuing operations increased $1.1 million and $10.6 million for the three and nine months ended September 30, 2012, respectively, compared to the respective prior-year periods as a result of improved operating income, partially offset by higher interest expense and debt settlement charges.

Discontinued Operations and Disposal

Loss from discontinued operations and disposal, net of tax was $19.1 million and $0.9 million for the three months ended September 30, 2012 and 2011, respectively, and $49.4 million and $5.6 million for the nine months ended September 30, 2012 and 2011, respectively. For further discussion of the loss from discontinued operations and disposals, see Note 12 of the condensed consolidated financial statements contained under Item I of Part I of this Form 10-Q.

Orders and Backlog

Orders increased $26.3 million or 4% for the nine months ended September 30, 2012 and were $187.7 million and $194.9 million for the three months ended September 30, 2012 and 2011, respectively. In the three months ended September 30, 2012, U.S. orders increased $3.4 million or 3% and non-U.S. orders decreased $10.6 million or 13% compared to the prior-year periods. In the nine months ended September 30, 2012, U.S. orders increased $30.3 million or 9%, and non-U.S. orders decreased $4.0 million or 2%, compared to the prior-year periods.

U.S. municipal and governmental orders increased $14.0 million, or 26%, in the three months ended September 30, 2012 compared to the prior-year period, resulting from order increases of $6.3 million for street sweepers, $6.0 million for sewer cleaners, and $1.7 million for municipal products within the Safety and Security Systems Group. U.S. municipal and governmental orders increased 17%, or $29.8 million, for the nine months ended September 30, 2012. U.S. municipal and governmental orders in the Safety and Security Systems and Environmental Solutions Groups improved $12.8 million and $17.0 million, respectively, for the nine months ended September 30, 2012.

U.S. industrial orders decreased 19% or $10.6 million in the three months ended September 30, 2012 compared to the prior-year period, resulting from order decreases within the Environment Solutions Group of $12.1 million, partially offset by modest order increases of $1.0 million and $0.5 million, respectively, for the Safety and Security Systems and Fire Rescue Groups. For the nine months ended September 30, 2012, U.S. industrial orders increased $0.5 million, or 0.3%. Orders in the Safety and Security Systems and Fire Rescue Groups improved $3.9 million and $2.0 million, respectively, largely offset by decreases in the Environmental Solutions Group of $5.4 million. The decrease in the nine-month period within the Environmental Solutions Group was primarily due to a decline in vacuum truck orders compared to the prior year.

For the three months ended September 30, 2012 and 2011 respectively, the Fire Rescue and Safety and Security Systems Groups had decreases in non-U.S. orders of $7.8 million and $3.1 million, respectively, while demand in the Environmental Solutions Group increased $0.3 million. For the nine months ended September 30, 2012 and 2011 respectively, the Fire Rescue Group had increases in orders of $1.5 million, the Safety and Security Systems Group had decreased orders of $5.5 million, and orders within the Environmental Solutions Group were flat compared to the prior-year period.

Backlog was $325.9 million at September 30, 2012, which was $30.7 million higher than at December 31, 2011.

Safety and Security Systems

The following table summarizes the Safety and Security Systems Group’s operating results as of and for the three and nine-month periods ended September 30, 2012 and 2011, respectively:

	Three months ended September 30,			Nine months ended September 30,
($ in millions)	2012	2011	Change	2012	2011	Change
Orders	$57.1	$57.4	$(0.3)	$182.1	$170.9	$11.2
Backlog	38.7	27.8	10.9	38.7	27.8	10.9
Net sales	57.8	52.0	5.8	173.2	161.0	12.2
Operating income	7.8	4.4	3.4	18.7	15.9	2.8
Operating margin	13.5%	8.5%	5.0%	10.8%	9.9%	0.9%
Depreciation and amortization	$1.0	$1.1	$(0.1)	$3.2	$3.3	$(0.1)

Orders of $57.1 million in the third quarter decreased $0.3 million compared to the same quarter in 2011. U.S. orders increased $2.8 million due to improved municipal spending in the police, fire and outdoor warning markets and improvement in the industrial market. Non-U.S. orders declined $3.1 million primarily due to a $2.1 million order cancellation and weak demand in the European and export markets. Orders increased $11.2 million or 7% for the nine months ended September 30, 2012 compared to the respective prior-year period. U.S. orders increased $16.7 million, primarily as a result of increased municipal and governmental spending and strong industrial demand. Non-U.S. orders decreased $5.5 million, driven primarily by weak demand in European and Asian markets.

Net sales increased $5.8 million for the three months ended September 30, 2012 compared to the respective prior-year period. Higher industrial sales of $4.0 million, improved domestic municipal shipments of $2.3 million, market share gains in the police market of $1.9 million and higher mining product sales of $1.1 million were partially offset by lower exports of $2.0 million and exchange rate impacts of 2.5% of sales. Net sales increased $12.2 million or 8% for the nine months ended September 30, 2012 compared to the respective prior-year period. U.S. sales grew by $4.0 million due to market share gains in police and fire markets, $2.6 million due to increased warning system shipments, $1.4 million due to strong industrial sales, and minor price increases. International sales were lower by $4.2 million due to lower export sales to certain Asian customers and unfavorable currency impacts of approximately 2.0% of sales.

Cost of sales increased $1.9 million and $5.0 million for the three and nine months ended September 30, 2012 compared to the respective prior-year periods. The increases were at a lower percentage of sales rate than the increase in sales due to higher absorption of fixed overhead costs, higher growth rates in higher margin industrial divisions and product lines, and material cost reductions on certain electrical components, as well as a 2% favorable exchange rate impact. In addition, cost of sales was unfavorably impacted by $0.6 million and $2.0 million higher charges for inventory obsolescence reserves for the three and nine months ended September 30, 2012, respectively, partially offset by $0.4 million lower warranty provisions in the third quarter of 2012 compared to the prior year.

Operating income increased $3.4 million for the three months ended September 30, 2012 compared to the respective prior-year period, primarily due to higher sales volumes as well as higher gross profit, which more than offset higher operating expenses to support the higher sales levels. Operating income increased $2.8 million for the nine months ended September 30, 2012 compared to the respective prior-year period due to higher sales of $12.2 million, slight price increases in several divisions, and lower warranty expense of $0.4 million and the other reductions in cost of sales noted above, which were partially offset by higher charges for inventory reserves of $2.0 million. Improvements in gross margin were partially offset by higher operating expenses to support higher sales levels. In addition, the Safety and Security Systems Group recorded $0.9 million of restructuring charges in the nine months ended September 30 2012, while no restructuring charges were recorded during the respective prior year period.

Fire Rescue

The following table summarizes the Fire Rescue Group’s operating results as of and for the three and nine-month periods ended September 30, 2012 and 2011, respectively:

	Three months ended September 30,			Nine months ended September 30,
($ in millions)	2012	2011	Change	2012	2011	Change
Orders	$34.7	$42.0	$(7.3)	$112.3	$108.8	$3.5
Backlog	101.3	95.7	5.6	101.3	95.7	5.6
Net sales	25.6	22.2	3.4	90.7	68.1	22.6
Operating income	1.9	0.2	1.7	4.4	1.7	2.7
Operating margin	7.4%	0.9%	6.5%	4.9%	2.5%	2.4%
Depreciation and amortization	$0.6	$0.7	$(0.1)	$1.9	$1.9	$—

Orders of $34.7 million in the third quarter decreased $7.3 million compared to the same quarter in 2011. The decrease is due to a decline in the average order size for fire-lift products from customers in Asia compared to the prior year, when chassis orders were steadily on the rise. Orders increased $3.5 million for the nine months ended September 30, 2012 compared to the respective prior-year period, primarily as result of strong demand for fire-lift products in Asia and strong demand for industrial and rental products in Australia.

Net sales increased $3.4 million and $22.6 million for the three and nine months ended September 30, 2012 compared to the respective prior-year periods. For the three months ended September 30, 2012, net sales increased $4.8 million as a result of increased Asian and Australian business together with some increased shipments to European markets, and $1.6 million of higher pricing attributable to sales commissions, partially offset by unfavorable currency impacts of $3.2 million. The strong backlog and improvements in manufacturing processes also contributed to the growth in sales. Year-to-date, net sales increased $22.6 million, primarily due to sales volumes of $24.5 million, higher pricing attributable to sales commissions of $3.3 million, and a favorable product mix of $4.3 million, partially offset by unfavorable currency impacts of $9.4 million.

Cost of sales increased $0.3 million and $16.9 million for the three and nine months ended September 30, 2012 compared to the respective prior-year periods. For the three months ended September 30, 2012, the cost of sales increase was primarily due to increased sales volume of $3.8 million, offset by operational improvement and product mix impacts of $1.1 million, and currency impacts of $2.4 million. Year-to-date, the cost of sales increase was primarily due to increased sales volume of $19.3 million and product mix of $5.0 million, partially offset by currency impacts of $7.4 million.

Operating income increased $1.7 million and $2.7 million for the three and nine months ended September 30, 2012, compared to the respective prior-year periods. For the three months ended September 30, 2012, operating income increased due to higher sales volumes of $1.0 million, and improved product mix into higher margin products of $1.4 million, partially offset by higher Selling, General, and Administrative (“SG&A”) expenses of $0.5 million and unfavorable currency impacts of $0.2 million. For the nine months ended September 30, 2012, compared to the respective prior-year period, operating income increased primarily due to higher sales volumes of $5.3 million, partially offset by higher SG&A expenses of $1.5 million, unfavorable product mix of $0.7 million, and unfavorable currency impacts of $0.5 million.

Environmental Solutions

The following table summarizes the Environmental Solutions Group’s operating results as of and for the three and nine-month periods ended September 30, 2012 and 2011, respectively:

	Three months ended September 30,			Nine months ended September 30,
($ in millions)	2012	2011	Change	2012	2011	Change
Orders	$95.9	$95.5	$0.4	$323.9	$312.3	$11.6
Backlog	185.9	130.3	55.6	185.9	130.3	55.6
Net sales	101.6	93.6	8.0	321.6	264.6	57.0
Operating income	9.3	7.7	1.6	33.8	17.8	16.0
Operating margin	9.2%	8.2%	1.0%	10.5%	6.7%	3.8%
Depreciation and amortization	$1.3	$1.3	$—	$3.9	$3.8	$0.1

Orders increased $0.4 million for the three months ended September 30, 2012 compared to the respective prior-year period. U.S. orders increased $0.1 million from the prior-year period primarily due to increases in sewer cleaners of $6.1 million, sweepers of $6.0 million, and waterblasters of $0.8 million, partially offset by declines in vacuum trucks of $12.5 million. Non-U.S. orders increased $0.3 million from the prior-year period due to market increases in Canada and Asia, partially offset by declines in Mexico and Europe.

Year-to-date orders of $323.9 million were up from the previous year by $11.6 million, or 4%. U.S. orders were up 4%, or $11.6 million, primarily as a result of increases in orders for municipal sewer cleaners of $13.8 million, waterblasters of $5.8 million, and sweepers of $2.0 million, partially offset by declines in industrial orders of $11.2 million. Non-U.S. orders remained flat at $63.9 million compared to the prior year.

Net sales increased $8.0 million and $57.0 million for the three and nine months ended September 30, 2012 compared to the respective prior-year periods. U.S. sales increased $3.0 million for the three months primarily resulting from municipal sewer cleaner shipments, which is consistent with the increased order volume. Non-U.S. sales for the three months were up $5.0 million due to strength in Canada, partially offset by declines in Europe and Mexico. U.S. sales for the nine months were up $44.7 million due to increases across all product lines. Non-U.S. sales for the nine months were up $12.3 million resulting from large backlogs, despite flat non-U.S. orders.

Cost of sales increased $6.0 million and $39.5 million for the three and nine months ended September 30, 2012 compared to the respective prior-year periods. Nine-month cost of sales increased 18% over the respective prior-year period, while nine-month sales increased 22%, indicating favorable product mix (more sewer cleaners versus street sweepers).

Operating income increased $1.6 million and $16.0 million for the three and nine months ended September 30, 2012, compared to the respective prior-year periods. Operating income increases are a result of higher gross margins of $2.0 million and $17.5 million, respectively, partially offset by increased SG&A expenses of $0.4 million and $1.5 million, respectively. The increase in SG&A expenses relates to additional commission expenses associated with increased orders.

Corporate Expenses

Corporate expenses were $6.6 million and $3.8 million for the three months ended September 30, 2012 and 2011, respectively. The increase primarily was due to higher incentive compensation expense of $1.1 million in 2012 and a $1.3 million reduction in an insurance reserve associated with carrier paid claims in 2011.

Corporate expenses were $18.4 million and $13.8 million for the nine months ended September 30, 2012 and 2011, respectively. The increase primarily was due to higher incentive compensation expense of $2.8 million and a $1.3 million reduction in an insurance reserve associated with carrier-paid claims in 2011.

Corporate expenses included depreciation and amortization expense of $0.1 million and $0.6 million for the three and nine months ended September 30, 2012, respectively, and $0.0 million and $0.6 million for the comparable periods in 2011, respectively.

Seasonality of Company’s Business

Certain of the Company’s businesses are susceptible to the influences of seasonal buying or delivery patterns. The Company tends to have lower sales in the first calendar quarter compared to other quarters as a result of these influences.

Financial Position, Liquidity and Capital Resources

The Company utilizes its operating cash flow and available borrowings under its Term Loan and ABL Facility for the working capital needs of its operations, capital expenditures, strategic acquisitions of companies operating in markets related to those already served, pension contributions, debt repayments, share repurchases and dividends.

The following table summarizes the Company’s cash flows for the nine-month periods ended September 30, 2012 and 2011:

	Nine months ended September 30,
($ in millions)	2012	2011
Net cash (used for) provided by operating activities	$(2.3)	$0.8
Purchases of properties and equipment	(9.2)	(10.6)
Proceeds from sales of properties, plant and equipment	1.3	1.2
Increase in restricted cash	(1.5)	—
Proceeds from sale of FSTech Group	82.1	—
Borrowing activity, net	(65.1)	(34.8)
Payments of debt financing fees	(6.9)	(2.3)
Net cash used for discontinued financing activities	(0.9)	(0.3)
Cash dividends paid to shareholders	—	(3.7)
Other, net	2.1	0.8

Decrease in cash and cash equivalents	$(0.4)	$(48.9)

Cash used for operating activities for the nine months ended September 30, 2012 was $2.3 million compared to cash provided of $0.8 million for the respective prior-year period. The change is primarily due to increased inventory levels to support volume growth. The sale proceeds from the FSTech Group were used to pay down $75.0 million of debt during the same period. The $75.0 million debt repayment was included in net borrowing activity.

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

The ABL Facility requires that the Company, on a consolidated basis, maintain a minimum monthly fixed charge coverage ratio, along with other customary restrictive covenants, certain of which are subject to materiality thresholds. The Company was in compliance with all of its debt covenants as of September 30, 2012.

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

The Term Loan will bear interest, at the Company’s option, at a base rate or adjusted LIBOR rate, plus, in each case, an applicable margin. The applicable margin ranges from 9.00% to 10.00% for base rate borrowings and 10.00% to 11.00% for LIBOR borrowings. The Company is required to pay certain customary fees in connection with the Term Loan.

The Term Loan requires the Company to comply with financial covenants related to the maintenance of a minimum fixed charge coverage ratio, maximum capital expenditures, minimum liquidity, and maximum leverage ratio. The Term Loan has other restrictive covenants which are substantively similar to those applicable to the ABL Facility. The Company was in compliance with all of its debt covenants as of September 30, 2012.

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

On September 4, 2012, the Company prepaid $65.0 million of its outstanding principal balance of its Term Loan debt at par with no prepayment penalty and related accrued interest of $0.1 million with net proceeds from the sale of FSTech. This prepayment was executed in accordance with the terms of the Financing Agreement. The Company also prepaid $10.0 million of debt drawn under the ABL Facility on the same date with net proceeds from the sale of FSTech.

As of September 30, 2012, the available borrowing base under the ABL Facility was $62.9 million. As of September 30, 2012, there was $6.9 million in cash drawn and $31.3 million of undrawn letters of credit under the ABL Facility, reducing net availability for borrowings to $24.8 million.

As of September 30, 2012, $2.0 million was drawn against the Company’s non-U.S. lines of credit which provide for borrowings up to $14.1 million.

The Financing Agreement included a provision that if as of September 30, 2012, the outstanding ABL Facility debt plus the outstanding Term Loan debt was less than $170.0 million, the installment payments required against the Term Loan due on March 31, 2013, June 30, 2013, September 30, 2013, and December 31, 2013 would be reduced on a pro rata basis, dollar-for-dollar by the amount the outstanding ABL Facility debt plus the outstanding Term Loan debt was less than $170.0 million as of September 30, 2012. The balance of the ABL Facility debt plus the outstanding Term Loan debt was $156.0 million on September 30, 2012. The resulting variance of $14.0 million between the target of $170.0 million and the actual balance of $156.0 million will reduce the required 2013 quarterly installment payments against the Term Loan by $3.5 million per quarter.

Aggregate maturities of total borrowings amount to approximately $2.5 million in 2012, $8.0 million in 2013, $32.6 million in 2014, $32.6 million in 2015, $32.4 million in 2016, and $51.8 million thereafter. These maturities primarily reflect the payment terms outlined in the ABL Facility and the Term Loan. The fair values of aggregated borrowings were $185.2 million and $221.4 million at September 30, 2012 and December 31, 2011, respectively. Included in current maturities are $2.0 million of other non-U.S. lines of credit, $5.7 million of Term Loan, and $0.4 million of capital lease obligations.

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

The Company has incurred $8.3 million of debt issuance costs associated with the execution of its new debt agreements through September 30, 2012, of which $6.9 million was paid in 2012. Financing costs incurred related to the new debt agreements are deferred and amortized over the remaining life of the new debt. On September 4, 2012, the Company expensed $1.9 million of deferred debt issuance costs related to the $75.0 million prepayment of the outstanding principal for the Term Loan and ABL Facility. At September 30, 2012 and December 31, 2011, deferred financing fees totaled $5.1 million and $1.0 million, respectively, and are included in deferred charges and other assets on the condensed consolidated balance sheet.

Of the total $8.3 million debt financing costs incurred to date associated with the execution of the new debt agreements, the Company paid $6.9 million in the nine months ended September 30, 2012. In the nine months ended September 30, 2011, the Company paid $2.3 million in fees associated with the prior debt agreements. In accordance with ASC 470-50, the debt and third-party fees related to the Prior Credit Agreement and the Prior Note Purchase Agreement were amortized over the term of debt. As previously indicated, any remaining debt financing fees associated with the prior debt agreements have been written off to expense.

The weighted average interest rate on short-term borrowings was 4.03% at September 30, 2012.

The Company anticipates that capital expenditures for 2012 will approximate $13.0 million, and will be restricted to no more than $20.0 million under the terms of the Term Loan. The Company believes that its financial resources and major sources of liquidity, including cash flow from operations and borrowing capacity, will be adequate to meet its operating and capital needs in addition to its financial commitments.

Contractual Obligations and Commercial Commitments

Short-term borrowings decreased to $2.0 million at September 30, 2012 from $9.0 million at December 31, 2011. Total long-term borrowings, including a current portion of the long-term borrowing, decreased to $157.9 million at September 30, 2012 from $214.1 million at December 31, 2011. See the Financial Condition, Liquidity and Capital Resources section of Part I, Item 2 of this Form 10-Q for more information.

Changes to the Company’s accrual for product warranty claims in the nine months ended September 30, 2012 are discussed in Note 9 of the condensed consolidated financial statements included in Item 1 of Part I of this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

See Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no significant changes in our exposure to market risk since December 31, 2011.

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, the Company’s management, with the participation of the Company’s Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2012. Based on that evaluation, the Company’s Chief Executive Officer and Interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2012. As a matter of practice, the Company’s management continues to review and document internal control and procedures for financial reporting. From time to time, the Company may make changes aimed at enhancing the effectiveness of the controls and to ensure that the systems evolve with the business. During the quarter ended September 30, 2012, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Effective October 10, 2012, Braden N. Waverley was appointed to the position of Interim Chief Financial Officer following the resignation of William G. Barker, III, who was the Chief Financial Officer.

Part II. Other Information

Item 1. Legal Proceedings

The information set forth under the heading “Legal Proceedings” in Note 9 of the condensed consolidated financial statements included in Item 1 of Part I of this Form 10-Q is incorporated herein by reference.

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

Item 5. Other Information

On November 9, 2012, the Company issued a press release announcing its financial results for the three and nine months ended September 30, 2012. The full text of the press release is included as Exhibit 99.1 to this Form 10-Q.

Item 6. Exhibits

10.1	Amendment No. 1, dated as of August 3, 2012, to the Asset Purchase Agreement dated as of June 20, 2012, by and among Federal Signal Corporation, a Delaware corporation, and certain subsidiaries of Federal Signal Corporation identified therein, in favor of 3M Company, a Delaware corporation, and one or more subsidiaries of 3M Company identified therein. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed September 7, 2012.

10.2	Amendment No. 2, dated as of September 4, 2012, to the Asset Purchase Agreement dated as of June 20, 2012, by and among Federal Signal Corporation, a Delaware corporation, and certain subsidiaries of Federal Signal Corporation identified therein, in favor of 3M Company, a Delaware corporation, and one or more subsidiaries of 3M Company identified therein. Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed September 7, 2012.

31.1*	CEO Certification under Section 302 of the Sarbanes-Oxley Act

31.2*	CFO Certification under Section 302 of the Sarbanes-Oxley Act

32.1*	CEO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act

32.2*	CFO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act

99.1*	Press Release dated November 9, 2012

101.INS (**)	XBRL Instance Document

101.SCH (**)	XBRL Taxonomy Extension Schema Document

101.CAL (**)	XBRL Taxonomy Calculation Linkbase Document

101.DEF (**)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB (**)	XBRL Taxonomy Label Linkbase Document

101.PRE (**)	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith
**	In accordance with Rule 406T of Regulation S-T, these interactive data files are deemed “furnished, but not filed” for purposes of section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under that section.

Items 3 and 4 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Federal Signal Corporation

Date: November 9, 2012	By:	/s/ Braden N. Waverley
Braden N. Waverley
Interim Chief Financial Officer