Form 10-K
period 2012-12-31
FEDERAL SIGNAL CORP /DE/
filed 2013-03-15
CIK 277509

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

Commission File Number 1-6003

FEDERAL SIGNAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	36-1063330
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1415 West 22nd Street,	60523
Oak Brook, Illinois	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐        No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑        No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or shorter period that the registrant was required to submit and post such files).    Yes  ☑        No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐        Accelerated filer  ☑                 Non-accelerated filer  ☐                    Smaller  reporting company  ☐

                             (Do not check if a smaller reporting company)

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑

As of June 29, 2012, the aggregate market value of voting stock held by non-affiliates was $351,678,008.

As of February 28, 2013, the number of shares outstanding of the registrant’s common stock was 62,398,530.

Documents Incorporated By Reference

Portions of the definitive proxy statement for the 2013 Annual Meeting of Shareholders are incorporated by reference in Part III.

FEDERAL SIGNAL CORPORATION

This Annual Report on Form 10-K (“Form 10-K”) and other reports filed by Federal Signal Corporation and its subsidiaries (referred to collectively as “the Company” or “Company” herein, unless the context otherwise indicates) with the Securities and Exchange Commission (the “SEC”) and comments made by management may contain words such as “may,” “will,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “project,” “estimate” and “objective” or the negative thereof or similar terminology concerning the Company’s future financial performance, business strategy, plans, goals and objectives. These expressions are intended to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include information concerning the Company’s possible or assumed future performance or results of operations and are not guarantees. While these statements are based on assumptions and judgments that management has made in light of industry experience as well as perceptions of historical trends, current conditions, expected future developments and other factors believed to be appropriate under the circumstances, they are subject to risks, uncertainties and other factors that may cause the Company’s actual results, performance or achievements to be materially different.

These risks and uncertainties, some of which are beyond the Company’s control, include the cyclical nature of the Company’s industrial, municipal, governmental and commercial markets; domestic and foreign governmental policy changes; restrictive debt covenants; availability of credit and third-party financing for customers; our ability to anticipate and meet customer demands for new products and product enhancements and the resulting new and enhanced products generating sufficient revenues to justify research and development expenses; our incurrence of restructuring and impairment charges as we continue to evaluate opportunities to restructure our business; highly competitive markets; increased product liability, warranty, recall claims, client service interruptions and other lawsuits and claims; technological advances by competitors; disruptions in the supply of parts and components from suppliers and subcontractors; attraction and retention of key employees; disruptions within our dealer network; work stoppages and other labor relations matters; increased pension funding requirements and expenses beyond our control; costs of compliance with environmental and safety regulations; our ability to use net operating loss (“NOL”) carryovers to reduce future tax payments; charges related to goodwill and other long-lived intangible assets; our ability to expand our business through successful future acquisitions; and unknown or unexpected contingencies in our existing business or in businesses acquired by us. These risks and uncertainties include, but are not limited to, the risk factors described under Item 1A, Risk Factors, in the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and other filings with the SEC. These factors may not constitute all factors that could cause actual results to differ materially from those discussed in any forward-looking statement. The Company operates in a continually changing business environment and new factors emerge from time to time. The Company cannot predict such factors, nor can it assess the impact, if any, of such factors on its financial position or results of operations. Accordingly, forward-looking statements should not be relied upon as a predictor of actual results. The Company disclaims any responsibility to update any forward-looking statement provided in this Form 10-K.

PART I

Item 1.    Business.

Federal Signal Corporation, founded in 1901, was reincorporated as a Delaware corporation in 1969. The Company designs and manufactures a suite of products and integrated solutions for municipal, governmental, industrial and commercial customers. The Company’s portfolio of products includes safety and security systems, vacuum loader vehicles, street sweepers, truck mounted aerial platforms, waterblasters, and technology-based products and solutions for the public safety market. Federal Signal Corporation and its subsidiaries operate 11 manufacturing facilities in six countries around the world serving customers in approximately 100 countries in all regions of the world.

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

Financial information (net sales, operating income, depreciation and amortization, capital expenditures and identifiable assets) concerning the Company’s three operating segments as of December 31, 2012 and 2011, and for each of the three years in the period ended December 31, 2012, is included in Note 14 to the consolidated financial statements included under Item 8 of Part II of this Form 10-K and is incorporated herein by reference. Information regarding the Company’s discontinued operations is included in Note 11 to the consolidated financial statements included under Item 8 of Part II of this Form 10-K and is incorporated herein by reference.

Safety and Security Systems Group

Our Safety and Security Systems Group is a leading manufacturer and supplier of comprehensive systems and products that law enforcement, fire rescue, emergency medical services, campuses, military facilities and industrial sites use to protect people and property. Offerings include systems for campus and community alerting, emergency vehicles, first responder interoperable communications, industrial communications, and command and municipal networked security. Specific products include vehicle lightbars and sirens, public warning sirens and public safety software. Products are sold under the Federal Signal™, Federal Signal VAMA™, Target Tech® and Victor™ brand names. The Group operates manufacturing facilities in North America, Europe and South Africa.

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

Under the Elgin brand name, the Company sells a leading U.S. brand of street sweepers primarily designed for large-scale cleaning of curbed streets, parking lots and other paved surfaces utilizing mechanical sweeping, vacuum, and recirculating air technology. Vactor is a leading manufacturer of municipal combination catch basin/sewer cleaning vacuum trucks. Guzzler is a leader in industrial vacuum loaders used to manage industrial waste or recover and recycle valuable raw materials. Jetstream manufactures high pressure waterblast equipment and accessories for commercial and industrial cleaning and maintenance operations. In addition to equipment sales, the Group is increasingly engaged in the sale of parts and tooling, service and repair, equipment rentals and training as part of a complete offering to its customer base.

Discontinued Federal Signal Technologies Group

As discussed in Note 11 to the consolidated financial statements included under Item 8 of Part II of this Form 10-K, on September 4, 2012, the Company completed the disposition of the assets of its Federal Signal Technologies (“FSTech”) Group. The consolidated financial statements for all periods presented have been recast to present the operating results of previously divested or exited businesses as discontinued operations, including the FSTech Group.

Marketing and Distribution

The Safety and Security Systems Group sells to industrial customers through approximately 2,000 wholesalers/distributors who are supported by Company sales personnel and/or independent manufacturers’ representatives. Products are also sold to municipal and governmental customers through more than 1,900 active independent distributors as well as through original equipment manufacturers and direct sales. International sales are made through the Group’s independent foreign distributors or on a direct basis. The Company also sells comprehensive integrated warning and interoperable communications through a combination of a direct sales force and distributors.

The Fire Rescue and Environmental Solutions Groups use dealer networks and direct sales to service customers generally depending on the type and location of the customer. The Environmental Solutions Group’s direct sales channel concentrates on the industrial, utility and construction market segments, while the dealer networks focus primarily on the municipal markets. The Company believes its national and global dealer networks for vehicles distinguish it from its competitors. Dealer representatives demonstrate the vehicles’ functionalities and capabilities to customers and service the vehicles on a timely basis.

Customers and Backlog

Approximately 36%, 26% and 38% of the Company’s total 2012 orders were to U.S. municipal and governmental customers, U.S. commercial and industrial customers, and non-U.S. customers, respectively. No single customer accounted for 10% or more of the Company’s business.

During 2012, the Company’s U.S. municipal and governmental orders increased 8% from 2011, compared to a 22% increase in these orders in 2011 as compared to 2010, as the U.S. and global markets continued their recovery from the economic recession. The U.S. commercial and industrial orders in 2012 decreased 7% from 2011, compared to an increase of 36% in these orders in 2011 compared to 2010.

Approximately 60% of orders to non-U.S. customers flow to municipalities and governments, while approximately 40% flow to industrial and commercial customers. The non-U.S. municipal and governmental market segment is essentially similar to the U.S. municipal and governmental market segment in that it is largely dependent on tax revenues to support spending. Of the non-U.S. orders, the Company typically sells approximately 30% of its products in Europe, 19% in Canada, 12% in the Middle East and Africa, 16% in China, 6% in Australia and less than 10% in any other particular region.

The Company’s backlog totaled $318.4 million at December 31, 2012 compared to $295.2 million at December 31, 2011. Backlogs vary by Group due to the nature of the Company’s products and buying patterns of its customers. Safety and Security Systems typically maintains an average backlog of two months of shipments, Environmental Solutions maintains an average backlog of three to four months of shipments, and Fire Rescue normally maintains an average backlog of five months of shipments, excluding service and maintenance contracts that generally cover a period of more than one year. Production of the Company’s December 31, 2012 backlog is expected to be substantially completed during 2013.

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

Components critical to the production of the Company’s vehicles, such as engines and hydraulic systems, are purchased from a select number of suppliers. The Company also purchases raw and fabricated steel as well as commercial chassis with certain specifications from multiple sources.

The Company believes it has adequate supplies or sources of availability of the raw materials and components necessary to meet its needs. However, there are risks and uncertainties with respect to the supply of certain of these raw materials that could impact their price, quality and availability in sufficient quantities.

Competition

Within specific product categories and domestic markets, the Safety and Security Systems Group companies are among the leaders with three to four strong competitors and several additional ancillary market participants. The Group’s international market position varies from leader to ancillary participant depending on the geographic region and product line. Generally, competition is intense within all of the Group’s product lines, and purchase decisions are made based on competitive bidding, price, reputation, performance and servicing.

Within the Fire Rescue Group, Bronto Skylift is established as a global leader for aerial platforms used in fire fighting, rescue and industrial markets. Competitor offerings can include trailer mounted articulated aerials and traditional fire trucks with ladders. Bronto competes on product performance, where it holds technological advantages in its designs, materials and production processes.

Within the Environmental Solutions Group, Elgin is recognized as a market leader among several domestic sweeper competitors and differentiates itself primarily on product performance. Vactor and Guzzler both maintain a leading domestic position in their respective marketplaces by enhancing product performance with leading technology and application flexibility. Jetstream is a market leader in the in-plant cleaning segment of the U.S. waterblast industry, competing on product performance and rapid delivery.

Research and Development

The Company invests in research to support development of new products and the enhancement of existing products and services. The Company believes this investment is important to maintain and/or enhance its leadership position in key markets. Expenditures for research and development by the Company were $10.0 million in 2012, $12.1 million in 2011 and $10.4 million in 2010, and were reported within selling, engineering, general and administrative (“SG&A”) expenses.

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

Employees

The Company employed 2,558 people in its businesses at the close of 2012. At December 31, 2012, the Company’s U.S. hourly workers accounted for approximately 41% of its total workforce. Approximately 28% of the Company’s U.S. hourly workers were represented by unions at December 31, 2012. We believe that our labor relations with our employees are good.

Governmental Regulation of the Environment

The Company believes it substantially complies with federal, state and local provisions that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment. Capital expenditures in 2012 attributable to compliance with such laws were not material. The Company believes that the overall impact of compliance with environmental regulations will not have a material adverse effect on its future operations.

The Company retained an environmental consultant to conduct an environmental risk assessment at the Pearland, Texas facility. The facility, which was previously used by the Company’s discontinued Pauluhn business, manufactured marine, offshore and industrial lighting products. The Company sold the facility in May 2012. While the Company has not finalized its plans, it is probable that the site will require remediation. As of December 31, 2012 and 2011, $1.8 million and $2.2 million, respectively, of reserves related to the environmental remediation of the Pearland facility are included in liabilities of discontinued operations on the consolidated balance sheet. The Company’s estimate may change in the near term as more information becomes available; however, the costs are not expected to have a material adverse effect on the Company’s results of operations, financial position or liquidity.

Seasonality

Certain of the Company businesses are susceptible to the influences of seasonal buying or delivery patterns. The Company tends to have lower sales in the first calendar quarter compared to other quarters as a result of these influences.

Additional Information

The Company makes its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, other reports and information filed with the SEC and amendments to those reports available, free of charge, through its Internet Website (www.federalsignal.com) as soon as reasonably practical after it electronically files or furnishes such materials to the SEC. All of the Company’s filings may be read or copied at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, DC 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-732-0330. The SEC maintains an Internet website (www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically.

Executive Officers of the Registrant

The following is a list of the Company’s executive officers, their ages, business experience and positions and offices as of February 1, 2013:

Dennis J. Martin, age 62, was appointed President and Chief Executive Officer in October 2010 and was appointed to the Board of Directors in March 2008. Mr. Martin had been an independent business consultant from 2005 to October 2010 and was the Chairman, President and Chief Executive Officer of General Binding Corporation from 2001 to 2005.

Charles F. Avery, Jr., age 48, was appointed Vice President, Corporate Controller and Chief Information Officer in May 2011. Mr. Avery was Vice President, Information Technology and Controller from March 2010 to May 2011 and was Vice President Finance for the Environmental Solutions Group from March 2005 to March 2010.

Bryan L. Boettger, age 60, was appointed President of Public Safety Systems in May 2011. Mr. Boettger was Vice President of Operations for the Safety and Security Systems Group from 2010 to 2011 and Interim Vice President/General Manager Public Safety Systems and President of Emergency Products Division from 2006 to 2009.

Julie A. Cook, age 51, was appointed Vice President, Human Resources in September 2012. Ms. Cook served as Johnson Controls, Inc.’s Director of Human Resources, Building Efficiency Programs and then Vice President of Human Resources, Global Manufacturing, Supply Chain and Communications, during 2010 through 2012. Ms. Cook previously served as the Company’s Environmental Solutions Group Vice President of Human Resources with responsibility for Corporate Human Resources from 2008 through 2010. Ms Cook was Group Vice President of Human Resources for the Environmental Solutions Group from 2001 to 2007.

Esa Peltola, age 61, was appointed President of Bronto Skylift Oy Ab in July 2007. Mr. Peltola was Managing Director of Bronto Skylift from 1998 to 2007.

Jennifer L. Sherman, age 48, was appointed Chief Administrative Officer, Senior Vice President, General Counsel and Secretary in October 2010. Ms. Sherman was Senior Vice President, Human Resources, General Counsel and Secretary from April 2008 to July 2010. Ms. Sherman was Vice President, General Counsel and Secretary from 2004 to March 2008 and was Deputy General Counsel and Assistant Secretary from 1998 to 2004.

Braden N. Waverley, age 46, was appointed Interim Chief Financial Officer in October 2012. Prior to joining the Company in a consulting capacity managing the FSTech Group sale process, Mr. Waverley served as Executive Chairman of CombineNet, Inc. from 2005 to 2010, and was an investor and advisor to multiple, early stage companies.

Mark D. Weber, age 55, was appointed President of the Environmental Solutions Group in April 2003. Mr. Weber was Vice President Sweeper Products for the Environmental Solutions Group from 2002 to 2003 and General Manager of Elgin Sweeper Company from 2001 to 2002.

Joseph W. Wilson, age 55, was appointed President of Industrial Systems Division in May 2011. Mr. Wilson was Vice President/General Manager of the Industrial Systems Division from 2010 to 2011, in 2007 was Vice President/General Manager Industrial & Commercial System Division, and in 2006 was Vice President/General Manager Public Safety & Transportation System Division.

These officers hold office until the next annual meeting of the Board of Directors following their election and until their successors have been elected and qualified.

There are no family relationships among any of the foregoing executive officers.

Item 1A.    Risk Factors.

We may occasionally make forward-looking statements and estimates such as forecasts and projections of our future performance or statements of our plans and objectives. These forward-looking statements may be contained in, among other things, filings with the SEC, including this Form 10-K, press releases made by us and in oral statements made by our officers. Actual results could differ materially from those contained in such forward-looking statements. Important factors that could cause our actual results to differ from those contained in such forward-looking statements include, among other things, the risks described below.

Our financial results are subject to U.S. economic uncertainty.

In 2012, we generated approximately 61% of our sales in the U.S. Our ability to be profitable depends heavily on varying conditions in the U.S. governmental and municipal markets and the overall U.S. economy. The industrial markets in which we compete are subject to considerable cyclicality, and move in response to cycles in the overall business environment. Many of our customers are municipal government agencies, and as a result, we are dependent on municipal government spending. Spending by our municipal customers can be affected by local political circumstances, budgetary constraints and other factors. The U.S. government and municipalities depend heavily on tax revenues as a source of their spending and accordingly, there is a historical correlation of a one or two year lag between the overall strength of the U.S. economy and our sales to the U.S. government and municipalities. Therefore, downturns in the U.S. economy are likely to result in decreases in demand for our products. During previous economic downturns, we experienced decreases in sales and profitability, and we expect our business to remain subject to similar economic fluctuations in the future.

We have international operations that are subject to foreign economic and political uncertainties and foreign currency rate fluctuations.

Our business is subject to fluctuations in demand and changing international economic and political conditions that are beyond our control. In 2012, 39% of our sales were generated outside the U.S. and we expect a significant portion of our revenues to come from international sales for the foreseeable future. Operating in the international marketplace exposes us to a number of risks, including abrupt changes in foreign government policies and regulations, restrictive domestic and international trade regulations, U.S. laws applicable to foreign operations, such as the Foreign Corrupt Practices Act (the “FCPA”) and the UK Bribery Act, political and economic instability, local labor market conditions, the imposition of foreign tariffs and other trade barriers and, in some cases, international hostilities. To the extent that our international operations are affected by unexpected and adverse foreign economic and political conditions, we may experience project disruptions and losses which could significantly reduce our revenues and profits. In addition, penalties for non-compliance with laws applicable to international business and trade, such as the FCPA, could negatively impact our business.

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

We recently entered into a credit facility in March 2013 for a period of five years ending March 2018. The proceeds from this credit facility were used to refinance the majority of the Company’s existing indebtedness, including the Company’s secured credit facility and term loan. The new credit facility contains certain restrictive debt covenants and other customary events of default. Our ability to comply with these restrictive covenants may be affected by the other factors described in this “Risk Factors” section and other factors outside of our control. Failure to comply with one or more of these restrictive covenants may result in an event of default. Upon an event of default, if not waived by our lenders, our lenders may declare all amounts outstanding as due and payable. If our current lenders accelerate the maturity of our indebtedness, we may not have sufficient capital available at that time to pay the amounts due to our lenders on a timely basis. In addition, these restrictive covenants may prevent us from engaging in transactions that benefit us, including responding to changing business and economic conditions and taking advantage of attractive business opportunities.

The execution of our growth strategy is dependent upon the continued availability of credit and third-party financing arrangements for our customers.

Economic downturns result in tighter credit markets, which could adversely affect our customers’ ability to secure financing or to secure financing at favorable terms or interest rates necessary to proceed or continue with purchases of our products and services. Our customers’ or potential customers’ inability to secure financing for projects could result in the delay, cancellation or downsizing of new purchases or the suspension of purchases already under contract, which could cause a decline in the demand for our products and services and negatively impact our revenues and earnings.

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

We could incur restructuring and impairment charges as we continue to evaluate opportunities to restructure our business and rationalize our manufacturing operations in an effort to optimize our cost structure.

We continue to evaluate opportunities to restructure our business and rationalize our manufacturing operations in an effort to optimize our cost structure. These actions could result in significant charges which could adversely affect our financial condition and results of operations. Future actions could result in restructuring and related charges, including but not limited to impairments, employee termination costs and charges for pension and other postretirement contractual benefits and pension curtailments that could be significant. We have substantial amounts of long-lived assets, including goodwill, which are subject to periodic impairment analysis and review. Identifying and assessing whether impairment indicators exist, or if events or changes in circumstances have occurred, including market conditions, operating results, competition and general economic conditions, requires significant judgment. Any of the above future actions could result in charges that could have an adverse effect on our financial condition and results of operations.

We operate in highly competitive markets.

The markets in which we operate are highly competitive. Many of our competitors have significantly greater financial resources than we do. The intensity of this competition, which is expected to continue, can result in price discounting and margin pressures throughout the industry and may adversely affect our ability to increase or maintain prices for our products. In addition, certain of our competitors may have lower overall labor or material costs. In addition, our contracts with municipal and other governmental customers are in some cases awarded and renewed through competitive bidding. We may not be successful in obtaining or renewing these contracts, which could be harmful to our business and financial performance.

We may incur material losses and costs as a result of product liability, warranty, recall claims, client service interruption or other lawsuits or claims that may be brought against us.

We are exposed to product liability and warranty claims in the normal course of business in the event that our products actually or allegedly fail to perform as expected, or the use of our products results or is alleged to result in bodily injury and/or property damage. For example, we have been sued by firefighters seeking damages claiming that exposure to our sirens has impaired their hearing and that the sirens are, therefore, defective. In addition, we are subject to other claims and litigation from time to time as further described in the notes to our consolidated financial statements. We could experience material warranty or product liability costs in the future and incur significant costs to defend against these claims. We carry insurance and maintain reserves for product liability claims. However, we cannot assure that our insurance coverage will be adequate if such claims do arise, and any defense costs and liability not covered by insurance could have a material adverse impact on our financial position and results of operations. A future claim could involve the imposition of punitive damages, the award of which, pursuant to state laws, may not be covered by insurance. In addition, warranty or other claims are not typically covered by insurance. Any product liability or warranty issues may adversely impact our reputation as a manufacturer of high quality, safe products and may have a material adverse effect on our business.

Failure to keep pace with technological developments may adversely affect our operations.

We are engaged in an industry which will be affected by future technological developments. The introduction of products or processes utilizing new technologies could render our existing products or processes obsolete or unmarketable. Our success will depend upon our ability to develop and introduce on a timely and cost-effective basis new products, applications and processes that keep pace with technological developments and address increasingly sophisticated customer requirements. We may not be successful in identifying, developing and marketing new products, applications and processes and product or process enhancements. We may experience difficulties that could delay or prevent the successful development, introduction and marketing of product or process enhancements or new products, applications or processes. Our products, applications or processes may not adequately meet the requirements of the marketplace and achieve market acceptance. Our business, financial condition and results of operations could be materially and adversely affected if we were to incur delays in developing new products, applications or processes or product or process enhancements, or if our products do not gain market acceptance.

The inability to obtain raw materials, component parts, and/or finished goods in a timely and cost-effective manner from suppliers would adversely affect our ability to manufacture and market our products.

We purchase from suppliers raw materials and component parts to be used in the manufacturing of our products. In addition, we purchase certain finished goods from suppliers. Changes in our relationships with suppliers, shortages, production delays, regulatory restrictions or work stoppages by the employees of such suppliers could have a material adverse effect on our ability to timely manufacture and market products. In addition, increases in the costs of purchased raw materials, component parts or finished goods could result in manufacturing interruptions, delays, inefficiencies or our inability to market products. In addition, our profit margins would decrease if prices of purchased raw materials, component parts or finished goods increase and we are unable to pass on those increases to our customers.

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

We rely on a national and global dealer network to market certain of our products and services. A disruption in our dealer network within a specific local market could temporarily have an adverse impact on our business within the affected market. In addition, the loss or termination of a significant number of dealers could cause difficulties in marketing and distributing our products and have an adverse effect on our business, financial condition or results of operations.

Our business may be adversely impacted by work stoppages and other labor relations matters.

We are subject to risk of work stoppages and other labor relations matters because a portion of our workforce is unionized. As of December 31, 2012, approximately 28% of our U.S. hourly workers are represented by labor unions and are covered by collective bargaining agreements. Many of these agreements include provisions that limit our ability to realize cost savings. Any strikes, threats of strikes, or other resistance in connection with the negotiation of new labor agreements or otherwise could materially adversely affect our business as well as impair our ability to implement further measures to reduce structural costs and improve production efficiencies. We believe that our labor relations with our employees are good.

Our pension funding requirements and expenses are affected by certain factors outside of our control, including the performance of plan assets, the discount rate used to value liabilities, actuarial assumptions and experience and legal and regulatory changes.

Our funding obligations and pension expense for our defined benefit pension plans are driven by the performance of assets set aside in trusts for these plans, the discount rate used to value the plans’ liabilities, actuarial assumptions and experience and legal and regulatory funding requirements. Changes in these factors could have an adverse impact on our results of operations, liquidity or shareholders’ equity. In addition, a portion of our pension plan assets are invested in equity securities, which can experience significant declines if financial markets weaken. The level of the funding of our defined benefit pension plan liabilities was approximately 69% as of December 31, 2012. Our future pension expenses and funding requirements could increase significantly due to the effect of adverse changes in the discount rate and asset levels along with a decline in the estimated return on plan assets. In addition, the Company could be legally required to make increased contributions to the pension plans, and these contributions could be material and negatively affect our cash flow.

The costs associated with complying with environmental and safety regulations could lower our margins.

We, like other manufacturers, continue to face heavy governmental regulation of our products, especially in the areas of the environment and employee health and safety. Complying with environmental and safety requirements has added and will continue to add to the cost of our products, and could increase the capital required to support our business. While we believe that we are in compliance in all material respects with these laws and regulations, we may be adversely impacted by costs, liabilities or claims with respect to our operations under existing laws or those that may be adopted. These requirements are complex, change frequently and have tended to become more stringent over time. Therefore, we could incur substantial costs, including cleanup costs, fines and civil or criminal sanctions as a result of violation of, or liabilities under, environmental laws and safety regulations.

Our ability to use NOL carryovers to reduce future tax payments could be negatively impacted if there is a change in our ownership or a failure to generate sufficient taxable income.

Presently, there is no annual limitation on our ability to use U.S. federal NOLs to reduce future income taxes. However, if an ownership change as defined in Section 382 of the Internal Revenue Code of 1986, as amended, occurs with respect to our capital stock, our ability to use NOLs would be limited to specific annual amounts. Generally, an ownership change occurs if certain persons or groups increase their aggregate ownership by more than 50% of our total capital stock in a three-year period. If an ownership change occurs, our ability to use domestic NOLs to reduce taxable income is generally limited to an annual amount based on the fair market value of our stock immediately prior to the ownership change multiplied by the long-term tax-exempt interest rate. NOLs that exceed the Section 382 limitation in any year continue to be allowed as carryforwards for the remainder of the 20-year carryforward period and can be used to offset taxable income for years within the carryover period subject to the limitation in each year. Our use of new NOLs arising after the date of an ownership change would not be affected. If more than a 50% ownership change were to occur, use of our NOLs to reduce payments of federal taxable income may be deferred to later years within the 20-year carryover period; however, if the carryover period for any loss year expires, the use of the remaining NOLs for the loss year will be prohibited. If we should fail to generate a sufficient level of taxable income prior to the expiration of the NOL carryforward periods, then we will lose the ability to apply the NOLs as offsets to future taxable income.

An impairment in the carrying value of goodwill, trade names and other long-lived assets could negatively affect our consolidated financial position and results of operations.

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

We also continually evaluate whether events or circumstances have occurred that indicate the remaining estimated useful lives of our definite-lived intangible assets and other long-lived assets may warrant revision or whether the remaining balance of such assets may not be recoverable. We use an estimate of the related undiscounted cash flow over the remaining life of the asset in measuring whether the asset is recoverable.

If the future operating performance of our reporting units is not consistent with our assumptions, we could be required to record non-cash impairment charges. Impairment charges could substantially affect our reported earnings in the periods such charges are recorded. As of December 31, 2012, total consolidated goodwill was approximately 44% of total consolidated assets.

We may be unsuccessful in our future acquisitions, if any, which may have an adverse effect on our business.

Our long-term strategy includes expanding into adjacent markets through selective acquisitions of companies, complementary products and services, as well as organic growth in order to enhance our global market position and broaden our product offerings. This strategy may involve the acquisition of companies that, among other things, enable us to build on our existing strength in a market or that give us access to proprietary products and services that are strategically valuable or allow us to leverage our distribution channels. In connection with this strategy, we could face certain risks and uncertainties in addition to those we face in the day-to-day operations of our business. We also may be unable to identify suitable targets for acquisition or make acquisitions at favorable prices. If we identify a suitable acquisition candidate, our ability to successfully implement the acquisition would depend on a variety of factors, including our ability to obtain financing on acceptable terms. In addition, our acquisition activities could be disrupted by overtures from competitors for the targeted companies, governmental regulation and rapid developments in our industry that decrease the value of a target’s products or services.

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

We also may not achieve anticipated revenue and cost benefits. Acquisitions may not be accretive to our earnings and may negatively impact our results of operations as a result of, among other things, the incurrence of debt, write-offs of goodwill and amortization expenses of other intangible assets. In addition, future acquisitions could result in dilutive issuances of equity securities.

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

Item 1B.    Unresolved Staff Comments.

None.

Item 2.    Properties.

As of December 31, 2012, the Company utilized five principal manufacturing plants located throughout North America, as well as five in Europe, and one in South Africa. In total, the Company devoted approximately 0.9 million square feet to manufacturing and 0.5 million square feet to service, warehousing and office space as of December 31, 2012. Of the total square footage, approximately 46% is devoted to the Safety and Security Systems Group, 12% to the Fire Rescue Group, and 42% to the Environmental Solutions Group. Approximately 23% of the total square footage is owned by the Company with the remaining 77% being leased.

All of the Company’s properties, as well as the related machinery and equipment, are considered to be well-maintained, suitable and adequate for their intended purposes. In the aggregate, these facilities are of sufficient capacity for the Company’s current business needs.

Item 3.    Legal Proceedings.

The information concerning the Company’s legal proceedings included in Note 13 to the consolidated financial statements contained under Item 8 of Part II of this Form 10-K is incorporated herein by reference.

Item 4.    Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

The Company’s common stock is listed and traded on the New York Stock Exchange (“NYSE”) under the symbol FSS. The following table presents a summary of the high and low market price per share of our common stock for each quarter of 2012 and 2011:

Year Ended December 31, 2012	High	Low	Year Ended December 31,2011	High	Low
1st Qtr	$5.94	$3.73	1st Qtr	$7.79	$5.06
2nd Qtr	6.00	4.47	2nd Qtr	6.96	5.74
3rd Qtr	6.69	4.85	3rd Qtr	6.79	4.26
4th Qtr	7.63	5.08	4th Qtr	5.21	3.50

(b) Holders

As of February 28, 2013, there were 2,123 holders of record of the Company’s common stock.

(c) Dividends

The Company did not declare any dividends during 2012 or 2011, and accordingly, no dividends were paid in 2012. The payment of future dividends is at the discretion of the Company’s Board of Directors and will depend, among other things, upon future earnings and cash flows, capital requirements, the Company’s general financial condition, general business conditions and other factors.

Effective March 13, 2013, under the Company’s new $225.0 million senior secured credit facility (the “Senior Secured Credit Facility”), dividends shall be permitted only if the following conditions are met:

•	No default or event of default shall exist or shall result from such dividend payment;

•

The leverage ratio (Consolidated Total Indebtedness to Consolidated EBITDA, as defined therein) of the Company and its subsidiaries shall be, for the trailing 12 month period ending on the date of distribution, less than 3.25; and

•	The Company is in compliance with the quarterly Consolidated Total Leverage Ratio and Consolidated Fixed Charge Coverage Ratio.

A complete list of terms and conditions can be found in the $225.0 million Senior Secured Credit Facility, which has been filed with the SEC and is incorporated by reference as an exhibit to this Form 10-K.

(d) Securities Authorized for Issuance under Equity Compensation

Information concerning the Company’s equity compensation plans is included under Item 12 of Part III of this Form 10-K.

(e) Performance Graph

The following graph compares the cumulative five-year total return to shareholders on Federal Signal Corporation’s common stock relative to the cumulative total returns of the Russell 2000 index, the S&P Midcap 400 index, and the S&P Industrials index. The graph assumes that the value of the investment in the Company’s common stock, and in each index (including reinvestment of dividends) was $100 on December 31, 2007 and tracks it through December 31, 2012.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Federal Signal Corporation, the Russell 2000 Index,

the S&P Midcap 400 Index, and the S&P Industrials Index

*$100 invested on December 31, 2007 in stock or index, including reinvestment of dividends.

Fiscal year ending December 31.

Copyright© 2013 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

Copyright© 2013 Russell Investment Group. All rights reserved.

	12/07	12/08	12/09	12/10	12/11	12/12
Federal Signal Corporation	$100.00	$74.74	$57.10	$67.40	$40.78	$74.77
Russell 2000	100.00	66.21	84.20	106.82	102.36	119.09
S&P Midcap 400	100.00	63.77	87.61	110.94	109.02	128.51
S&P Industrials	100.00	60.08	72.65	92.07	91.53	105.58

The stock price performance included in this graph is not necessarily indicative of future stock price performance. Notwithstanding anything set forth in any of our previous filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, which might be incorporated into future filings in whole or part, including this Form 10-K, the preceding performance graph shall not be deemed incorporated by reference into any such findings.

Item 6.    Selected Financial Data.

The following table presents the selected financial information of the Company as of and for each of the five years in the period ended December 31:

	2012	2011	2010	2009	2008
Results of Operations ($ in millions):
Net sales	$803.2	$688.7	$633.1	$685.4	$809.8
Operating income	51.5	33.2	12.4	29.9	54.8
Income (loss) from continuing operations	22.0	13.1	(74.1)	16.2	29.7
Income (loss) from discontinued operations and disposal, net of tax	(49.5)	(27.3)	(101.6)	6.9	(124.8)
Net income (loss)	(27.5)	(14.2)	(175.7)	23.1	(95.1)
Financial Position ($ in millions):
Capital expenditures	$13.0	$13.5	$11.3	$14.6	$27.7
Depreciation and amortization	13.2	13.0	11.4	11.1	10.4
Total assets	613.2	706.7	764.5	744.5	839.0
Total debt (a)	157.8	222.2	262.0	201.7	278.9
Common Stock Data (per share):
Income (loss) from continuing operations — diluted	$0.35	$0.21	$(1.29)	$0.33	$0.62
Cash dividends per share	0.00	0.00	0.24	0.24	0.24
Weighted average common shares outstanding — diluted (in millions)	62.7	62.2	57.6	48.6	47.7
Performance Measures
Operating margin	6.4%	4.8%	2.0%	4.4%	6.8%
Debt to EBITDA ratio (b)	2.4	4.8	11.0	4.9	4.3
Other Data ($ in millions):
Orders	$826.3	$831.4	$645.1	$578.0	$795.9
Backlog	318.4	295.2	158.1	155.6	267.1

(a)	Includes short-term borrowings and current portion of long-term borrowings and capital lease obligations of $5.0 million, $9.1 million, $77.7 million, $41.9 million and $37.7 million, respectively.

(b)	The ratio of debt to EBITDA represents total debt divided by income from continuing operations before interest expense, debt settlement charges, other expense, income tax provision, and depreciation and amortization expense, as well as a loss on investment in 2008, on a trailing twelve month basis. The Company uses the ratio of total debt to EBITDA to measure its ability to repay its outstanding debt obligations. The Company believes that total debt to EBITDA is a meaningful metric to investors in evaluating the Company’s long term financial performance and may be different than the method used by other companies to calculate total debt to EBITDA.

	2012	2011	2010	2009	2008
Total debt	$157.8	$222.2	$262.0	$201.7	$278.9

Income from continuing operations	$22.0	$13.1	$(74.1)	$16.2	$29.7
Add:
Interest expense	21.4	16.4	10.2	11.5	15.4
Debt settlement charges	3.5	-	-	-	-
Other expense	0.7	0.2	1.2	(1.2)	1.5
Income tax provision (benefit)	3.9	3.5	75.1	3.4	(4.8)
Depreciation and amortization	13.2	13.0	11.4	11.1	10.4
Loss on investment in joint venture	-	-	-	-	13.0

EBITDA	$64.7	$46.2	$23.8	$41.0	$65.2

Total debt to EBITDA ratio	2.4	4.8	11.0	4.9	4.3

Items included in the selected financial data table above that had a significant impact on the Company’s results are summarized as follows: 2012 income before income taxes includes debt settlement charges of $3.5 million and restructuring costs of $1.4 million. 2010 income before income taxes includes $3.9 million in acquisition and integration related costs associated with the FSTech Group, which was subsequently discontinued in 2012, $10.0 million of net costs associated with the firefighter hearing loss litigation and $4.4 million of restructuring costs. In addition, the Company recorded a $76.0 million valuation allowance to reflect the amount of domestic deferred tax assets that may not be realized. 2009 income before income taxes includes $4.7 million of net costs associated with the firefighter hearing loss litigation. 2008 income before income taxes includes a $13.0 million loss associated with the Company’s decision to terminate funding of a joint venture in China, $10.5 million of net costs associated with the firefighter hearing loss litigation and restructuring costs of $2.7 million. In addition, the 2008 income tax benefit includes $8.2 million for the utilization of capital loss carryforwards resulting from a sale-leaseback transaction for two U.S. based manufacturing facilities and a benefit of $3.1 million for losses in the China joint venture not previously recognized.

The selected financial data set forth above should be read in conjunction with the Company’s consolidated financial statements, including the notes thereto, included under Item 8 of Part II of this Form 10-K and Item 7 of Part II of this Form 10-K.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide information that is supplemental to, and shall be read together with, the consolidated financial statements and the accompanying notes contained in this Form 10-K. Information in MD&A is intended to assist the reader in obtaining an understanding of the consolidated financial statements, information about the Company’s business segments and how the results of those segments impact the Company’s results of operations and financial condition as a whole, and how certain accounting principles affect the Company’s consolidated financial statements.

Executive Summary

The Company is a leading global manufacturer and supplier of (i) safety, security and communication equipment, (ii) street sweepers and other environmental vehicles and equipment, and (iii) vehicle-mounted, aerial platforms for fire fighting, rescue, electric utility and industrial uses. We also are a designer and supplier of technology-based products and services for the public safety market. In addition, we sell parts and tooling and provide service, repair, equipment rentals and training as part of a comprehensive offering to our customer base. We operate 11 manufacturing facilities in six countries around the world and provide our products and integrated solutions to municipal, governmental, industrial and commercial customers in approximately 100 countries in all regions of the world.

The Company’s business units are organized and managed in three operating segments as follows:

Safety and Security Systems Group

Our Safety and Security Systems Group is a leading manufacturer and supplier of comprehensive systems and products that law enforcement, fire rescue, emergency medical services, campuses, military facilities and industrial sites use to protect people and property. Offerings include systems for campus and community alerting, emergency vehicles, public safety interoperable communications, industrial communications and command and municipal networked security. Specific products include vehicle lightbars and sirens, public warning sirens and public safety software. Products are sold primarily under the Federal Signal™, Federal Signal VAMA™ , Target Tech® and Victor™ brand names. The Group operates manufacturing facilities in North America, Europe, and South Africa.

Fire Rescue Group

Our Fire Rescue Group is a leading manufacturer and supplier of sophisticated, vehicle-mounted, aerial platforms for fire fighting, rescue, electric utility and industrial uses. End customers include fire departments, industrial fire services, electric utilities and maintenance rental companies for applications such as fire fighting and rescue, transmission line maintenance, and installation and maintenance of wind turbines. The Group’s telescopic/articulated aerial platforms are designed in accordance with various regulatory codes and standards, such as EN, NFPA and ANSI. In addition to equipment sales, the Group sells parts, service and training as part of a complete offering to its customer base. The Group manufactures in Finland and sells globally under the Bronto Skylift® brand name.

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

Under the Elgin brand name, the Company sells the leading U.S. brand of street sweepers primarily designed for large-scale cleaning of curbed streets, parking lots and other paved surfaces utilizing mechanical sweeping, vacuum, and recirculating air technology. Vactor is a leading manufacturer of municipal combination catch basin/sewer cleaning vacuum trucks. Guzzler is a leader in industrial vacuum loaders used to manage industrial waste or recover and recycle valuable raw materials. Jetstream manufactures high pressure waterblast equipment and accessories for commercial and industrial cleaning and maintenance operations. In addition to equipment sales, the Group is increasingly engaged in the sale of parts and tooling, service and repair, equipment rentals and training as part of a complete offering to its customer base.

Results of Operations

Orders

	2012	2011	2010
Analysis of orders:
Total orders ($ in millions):	$826.3	$831.4	$645.1
Change in orders year over year	(0.6)%	28.9%	11.6%
Change in U.S. municipal and government orders year over year	7.7%	22.0%	1.3%
Change in U.S. industrial and commercial orders year over year	(7.2)%	36.5%	51.7%
Change in non-U.S. orders year over year	(3.0)%	30.0%	2.7%

Orders of $826.3 million in 2012 decreased 1% compared to 2011 as slower demand for industrial vacuum trucks more than offset strong municipal demand for sewer cleaners and market share gains in police and fire markets. U.S. municipal and government orders increased 8% in 2012 driven by a $14.4 million increase in orders for sewer cleaners and a $10.4 million increase in police and fire markets and outdoor warning systems. U.S. industrial and commercial orders decreased 7% primarily due to decreases in industrial vacuum truck orders of $35.1 million, partially offset by increased industrial safety and security product orders of $5.4 million due to higher market demand and increased waterblaster orders of $8.6 million. Non-U.S. orders decreased 3% compared to 2011 with decreases across most segments, partially offset by a $2.6 million increase in U.S. export orders to Canada and Asia.

Orders of $831.4 million in 2011 increased 29% compared to 2010 with increases across all segments, primarily fueled by strong demand for industrial vacuum trucks and sewer cleaners and improved demand for fire-lift products in Asia and Australia. U.S. municipal and government orders increased 22% in 2011 driven by a $28.3 million increase in orders for sewer cleaners, $12.2 million increase in sweepers and a $9.1 million increase in outdoor warning systems, partly offset by soft demand for police products. U.S. industrial and commercial orders increased 36% due to strong order intake of industrial vacuum trucks and industrial safety and security products. Non-U.S. orders increased 30% compared to 2010 with increases across all segments, primarily led by a $35.4 million increase in orders for Bronto units and a $29.5 million increase in sweeper orders.

Consolidated results of operations

The following table summarizes the Company’s results of operations and selected operating metrics for each of the three years in the period ended December 31 ($ in millions, except per share amounts):

	2012	2011	2010
Net sales	$803.2	$688.7	$633.1
Cost of sales	613.4	533.3	482.2

Gross profit	189.8	155.4	150.9
Selling, engineering, general and administrative	136.9	122.2	130.2
Acquisition and integration related costs	-	-	3.9
Restructuring charges	1.4	-	4.4

Operating income	51.5	33.2	12.4
Interest expense	21.4	16.4	10.2
Debt settlement charges	3.5	-	-
Other expense	0.7	0.2	1.2
Income tax provision	(3.9)	(3.5)	(75.1)

Income (loss) from continuing operations	22.0	13.1	(74.1)
Loss from discontinued operations and disposal, net of tax	(49.5)	(27.3)	(101.6)

Net loss	$(27.5)	$(14.2)	$(175.7)

Other data:
Operating margin	6.4%	4.8%	2.0%
Diluted earnings (loss) per share — continuing operations	$0.35	$0.21	$(1.29)
Total orders	826.3	831.4	645.1
Depreciation and amortization	13.2	13.0	11.4

Year Ended December 31, 2012 vs. Year Ended December 31, 2011

Net sales increased $114.5 million or 17% compared to 2011 with increases across all segments.

Cost of sales increased $80.1 million or 15% compared to 2011, primarily as a result of increased sales volume, offset by favorable product mix and currency impacts.

Gross profit margin was 23.6% in 2012 compared to 22.6% in 2011, primarily as a result of increased sales volume and an overall favorable change in product mix.

Operating income increased $18.3 million or 55% compared to 2011, primarily due to higher sales volume and favorable product mix, partially offset by restructuring charges of $1.4 million that were recorded in 2012.

Interest expense increased $5.0 million compared to 2011, primarily due to an increase in interest rates on the Company’s debt financing agreements entered into in February 2012. For further discussion of the debt agreements, see Note 5 to the consolidated financial statements contained under Item 8 of Part II of this Form 10-K.

In the first quarter of 2012, the Company recorded $1.6 million of charges related to the termination of its prior debt agreements. On September 4, 2012, the Company expensed $1.9 million of deferred debt issuance costs related to the $75.0 million prepayment of the outstanding principal for the Company’s $215 million term loan and $100 million secured credit facility. The debt settlement charges for 2012 totaled $3.5 million and included $1.0 million of make-whole interest payments and a write-off of deferred financing costs of $2.5 million.

Other expense totaled $0.7 million in 2012 and $0.2 million in 2011 and primarily includes realized losses from foreign currency transactions and on derivative contracts.

The 2012 effective tax rate on income from continuing operations decreased to 15.1% from 21.1% in the prior year. The Company’s 2012 and 2011 effective tax rates reflect no recorded tax benefits for domestic operating losses or domestic loss carryforwards. However, an income tax provision is recorded for foreign operations and other jurisdictions that are not in a cumulative loss position.

Income from continuing operations was $22.0 million in 2012 compared to $13.1 million in 2011. The increase of $8.9 million was primarily due to improved operating income as described above, partially offset by increased interest expense and debt settlement charges recorded in 2012.

Loss from discontinued operations and disposal, net of tax, was $49.5 million in 2012, primarily from the sale of the FSTech Group, and $27.3 million in 2011, primarily from the operations of the FSTech Group, including goodwill and intangibles impairment charges. For further discussion of the loss from discontinued operations and disposals, refer to Note 11 to the consolidated financial statements contained under Item 8 of Part II of this Form 10-K.

Net loss was $27.5 million in 2012 and $14.2 million in 2011.

Year Ended December 31, 2011 vs. Year Ended December 31, 2010

Net sales increased $55.6 million or 9% compared to 2010, primarily as a result of an increase in industrial vacuum and sewer cleaner truck shipments.

Cost of sales increased $51.1 million or 11% compared to 2010, primarily as a result of an increase in industrial vacuum and sewer cleaner truck shipments and the change in product mix, primarily for sweepers, between international and domestic regions.

Gross profit margin was 22.6% in 2011 compared to 23.8% in 2010, primarily as a result of an overall unfavorable change in product mix which was partially offset by increased sales volume impacts.

Operating income increased $20.8 million or 168% compared to 2010, primarily due to higher sales volume in 2011 and the absence of restructuring charges of $4.4 million and acquisition and integration related costs of $3.9 million associated with the discontinued FSTech Group that were recorded in 2010.

Interest expense increased $6.2 million compared to 2010, primarily due to an increase in interest rates on the amended debt agreements that were replaced by new financing agreements as of February 2012. For further discussion of the debt agreements, refer to Note 5 to the consolidated financial statements contained under Item 8 of Part II of this Form 10-K.

Other expense totaled $0.2 million in 2011 and $1.2 million in 2010 and primarily includes realized losses from foreign currency transactions and on derivative contracts.

The 2011 effective tax rate on income from continuing operations decreased primarily due to aggregate tax expense of $76.0 million relating to a domestic valuation allowance recorded in 2010. The Company’s 2011 effective tax rate of 21.1% reflects no recorded tax benefits for domestic operating losses or domestic loss carryforwards. However, an income tax provision is recorded for foreign operations and other jurisdictions that are not in a cumulative loss position.

Income from continuing operations was $13.1 million in 2011 compared to a loss of $74.1 million in 2010. The increase of $87.2 million was primarily due to the absence of the $76.0 million tax expense related to establishing the domestic valuation allowance in 2010 and from other changes in operating income as described above.

Loss from discontinued operations and disposal, net of tax, was $27.3 million in 2011 and $101.6 million in 2010. For 2011, $20.6 million was related to goodwill and intangibles impairment charges for the discontinued FSTech Group and $6.7 million was related to the loss from operations of the discontinued FSTech Group. For 2010, $78.9 million was related to goodwill and intangibles impairment charges for the discontinued FSTech Group, $12.2 million was related to the Company’s discontinued E-ONE, Riverchase and China Wholly-Owned Foreign Enterprise (“China WOFE”) businesses, $2.2 million was related to the environmental remediation liability at the Company’s Pearland, Texas site and $0.6 million was related to restructuring charges for the discontinued FSTech Group. The remaining $7.7 million was primarily related to the loss from operations of the discontinued FSTech Group.

Safety and Security Systems

The following table presents the Safety and Security Systems Group’s results of operations for each of the three years in the period ended December 31 ($ in millions):

	2012	2011	2010
Net sales	$240.3	$221.4	$214.5
Operating income	27.9	21.5	23.7
Other data:

Operating margin	11.6%	9.7%	11.0%
Total orders	$241.9	$235.3	$215.6
Backlog	31.2	31.7	18.2
Depreciation and amortization	4.3	4.4	3.7

Orders in 2012 increased $6.6 million or 3% compared to the prior year, due to market share gains and modest market growth in most segments. U.S. orders increased $15.7 million or 13%, including increases of $5.7 million in outdoor warning systems due to improved municipal spending, $5.5 million in public safety markets, and $4.5 million in industrial markets. Non-U.S. orders decreased $9.1 million or 8%, primarily due to decreases in non-U.S. public safety orders of $16.5 million, partially offset by increases in industrial product exports of $5.5 million.

Net sales in 2012 increased $18.9 million or 9% compared to the prior year. Excluding foreign currency effects, sales increased by $22.5 million and were offset by $3.6 million or 2% of unfavorable exchange rates. U.S. sales grew by $23.4 million or 20% compared to 2011, including $14.4 million in outdoor warning systems, $4.3 million in public safety markets due to market share gains, $2.1 million in industrial products, and price increases of approximately 1% of sales. Non-U.S. sales decreased $4.5 million from the prior year, primarily due to decreases of $11.8 million in the European and export markets for public safety products, partially offset by higher industrial product export sales of $8.0 million, primarily in the oil and gas markets, as well as some higher sales of mining products in international markets.

Cost of sales in 2012 increased $8.4 million or 6% compared to the prior year. The increase in cost of sales was at a lower rate than the increase in sales due to higher absorption of fixed overhead costs, higher growth rates in higher margin industrial divisions and product lines, and material cost reductions on certain electrical components, as well as a 2% favorable exchange rate impact. In addition, cost of sales was unfavorably impacted by $2.2 million higher charges for inventory write downs.

Operating income in 2012 increased $6.4 million or 30% compared to the prior year primarily due to higher sales and gross margins. These increases were offset by increased selling costs of $2.6 million, higher variable sales commissions of $0.9 million, and higher incentive compensation expenses of $1.2 million, which were offset by a $0.6 million decrease in legal expenses. The Safety and Security Systems Group incurred restructuring costs of $0.9 million in 2012, while there were no restructuring costs recorded in 2011.

Orders in 2011 increased $19.7 million or 9% compared to 2010. U.S. orders increased $8.7 million or 7%, as improved municipal demand for outdoor warning systems and higher demand in industrial markets were offset by continued weakness in the police market. Non-U.S. orders increased $11.0 million or 11%, driven by strong demand for U.S. exports in public safety markets primarily driven by customers in Asia as well as strength in international mining markets, which were partially offset by significant declines in European public safety markets.

Net sales in 2011 increased $6.9 million or 3% compared to 2010. The increase in sales was partially driven by volume increases of $2.8 million, including volume-related increases in U.S. industrial products, mining products and significantly higher volumes of U.S. export products to Asia and Latin America, partially offset by lower volumes in the U.S. police market, lower international outdoor warning system sales, and significant volume decreases in European public safety markets due to lower governmental spending in the European market. The increase in sales was also driven by favorable currency impacts of $2.3 million, and price improvements of $1.8 million.

Cost of sales in 2011 increased $5.5 million or 4% compared to 2010. This increase was at a slightly higher rate than the increase in net sales, primarily due to price compression in the public safety markets of both the United States and Europe, volume growth with an unfavorable impact on cost of sales of $2.5 million primarily for U.S. export products to Asia and Latin America at lower margins, and unfavorable currency impacts of $1.8 million. An increase in sales commissions and other costs of $1.2 million also contributed to the increase in cost of sales.

Operating income in 2011 decreased $2.2 million or 9% compared to 2010, despite higher sales volumes, due to additional spending on marketing and product development of $1.5 million, $1.5 million in higher legal expenses, and increases in sales commissions of $1.0 million related to higher sales volumes. There were no restructuring costs recorded in 2011, while $1.7 million of restructuring charges were incurred in 2010.

Fire Rescue

The following table presents the Fire Rescue Group’s results of operations for each of the three years in the period ended December 31 ($ in millions):

	2012	2011	2010
Net sales	$135.1	$109.5	$108.8
Operating income	8.9	6.6	9.4
Other data:

Operating margin	6.6%	6.0%	8.6%
Total orders	$136.5	$137.6	$101.3
Backlog	83.6	80.1	57.3
Depreciation and amortization	2.6	2.5	2.2

Orders in 2012 decreased $1.1 million or 1% compared to the prior year.

Net sales in 2012 increased $25.6 million or 23% compared to the prior year, primarily due to increased sales volume of $28.8 million, pricing increases of $2.5 million, and favorable product mix of $4.8 million, partially offset by unfavorable currency impacts of $10.5 million.

Cost of sales in 2012 increased $20.7 million or 24% compared to the prior year due to increased sales volume impacts of $22.3 million and product mix of $6.7 million, partially offset by favorable currency impacts of $8.3 million.

Operating income in 2012 increased $2.3 million or 35% compared to the prior year primarily due to higher sales volumes impacts of $6.5 million, partially offset by higher selling, engineering, general and administrative (“SG&A”) expenses of $1.5 million, unfavorable product mix of $2.0 million, and unfavorable currency impacts of $0.7 million.

Orders in 2011 increased $36.3 million or 36% compared to the prior year, primarily as a result of strong demand for fire-lift products in Asia and Australia, partially offset by lower demand for industrial products in Europe.

Net sales in 2011 increased $0.7 million or 1% compared to the prior year, primarily due to favorable currency impacts of $5.3 million and favorable product mix of $1.8 million. These increases were offset by lower pricing attributable to sales commissions of $0.5 million and lower sales volume in local currency of $5.9 million. The decline in sales volume was primarily due to lower demand for fire-lift products in Europe.

Cost of sales in 2011 increased $4.9 million or 6% compared to the prior year. The increase primarily resulted from unfavorable product mix impacts of $5.0 million and unfavorable currency impacts of $4.3 million, partially offset by decreased sales volumes impacts of $4.4 million. The unfavorable product mix of $5.0 million includes higher purchase costs for chassis of $1.7 million and other product mix impacts of $3.3 million.

Operating income in 2011 decreased $2.8 million or 30% compared to the prior year. The decrease was primarily due to unfavorable product mix impacts of $3.1 million and lower sales volumes impacts of $1.5 million, partially offset by lower SG&A expenses of $1.5 million and favorable currency impacts of $0.3 million.

Environmental Solutions

The following table presents the Environmental Solutions Group’s results of operations for each of the three years in the period ended December 31 ($ in millions):

	2012	2011	2010
Net sales	$427.8	$357.8	$309.8
Operating income	42.0	24.5	17.9
Other data:

Operating margin	9.8%	6.8%	5.8%
Total orders	$447.9	$458.5	$328.2
Backlog	203.6	183.4	82.6
Depreciation and amortization	5.4	5.2	4.7

Orders in 2012 decreased $10.6 million or 2% compared to the prior year. U.S. orders decreased $13.2 million or 4% from the prior year, primarily due to decreases in vacuum trucks of $35.1 million and sweepers of $2.7 million, partially offset by increases in sewer cleaners of $14.4 million and waterblasters of $8.6 million. Non-U.S. orders increased $2.6 million or 3% compared to the prior year, with increases in U.S. export orders to Canada and Asia.

Net sales in 2012 increased $70.0 million or 20% compared to the prior year. U.S. sales increased $56.7 million with increases in all product lines as a result of strong opening backlog and solid orders during the year. Non-U.S. sales were up $13.3 million, resulting from an increase in shipments to Canada and Asia, partially offset by declines in shipments to the Middle East.

Cost of sales in 2012 increased $51.1 million or 17% over the prior year. Increases in cost of sales were primarily associated with volume increases of $56.2 million, partially offset by favorable product mix of $5.1 million between domestic and international markets.

Operating income in 2012 increased $17.5 million or 71%, primarily as a result of higher gross margins of $18.9 million, partially offset by increased SG&A expenses of $1.4 million. The increase in SG&A expenses was related to additional commission expense associated with increased sales and increases in salary and benefit programs.

Orders in 2011 increased $130.3 million or 40% compared to the prior year. U.S. orders increased $100.8 million or 37% in 2011, primarily as a result of increases in orders for vacuum trucks of $51.9 million, sewer cleaners of $28.3 million, sweepers of $12.2 million, and waterblasters of $3.6 million. Non-U.S. orders increased $29.5 million or 52% from the prior year, with increases in U.S. export orders from Canada, Mexico and the Middle East. All product lines contributed to the overall increase in U.S. export orders.

Net sales in 2011 increased $48.0 million or 15% compared to the prior year. U.S. sales were up $42.4 million, primarily resulting from improvements within the industrial market, which is consistent with vacuum truck order increases. Non-U.S. sales were up $5.6 million due to improved sweeper and waterblaster sales. The increase in net sales of $48.0 million is due to volume increases of $35.0 million, price improvements of $7.1 million, and product mix impacts of $5.9 million, primarily for sweepers, between international and domestic sales.

Cost of sales in 2011 increased $41.0 million or 16% compared to the prior year. The increase in cost of sales is associated with volume increases in product sales of $29.2 million. Cost of sales increased at a slightly higher rate than net sales as a result of product mix changes of $11.8 million between international and domestic regions.

Operating income in 2011 increased $6.6 million or 37% and operating margins improved 1.1% compared to the prior year. Operating income increased primarily due to improved gross profit of $7.1 million and the absence of a restructuring charge of $0.8 million that was recorded in 2010. These increases were partially offset by increased salaries and employee benefit costs of $1.3 million.

Corporate Expense

Corporate expenses totaled $27.3 million, $19.4 million and $38.6 million in 2012, 2011 and 2010, respectively. The 41% increase in 2012 compared to 2011 is primarily due to higher incentive compensation expense of $4.2 million, restructuring charges of $0.6 million recorded in 2012, and a $1.3 million reduction in an insurance reserve associated with carrier-paid claims recorded in 2011. Corporate expenses include depreciation and amortization expense of $0.9 million, $0.9 million and $0.8 million for 2012, 2011 and 2010, respectively.

The 50% decrease in 2011 compared to 2010 is partly due to a $10.2 million reduction in legal expenses primarily associated with the hearing loss litigation. In addition, 2011 benefited by the absence of $1.2 million in restructuring costs, $1.0 million in expense related to the departure of the Company’s former CEO, $3.9 million in acquisition and integration related costs associated with the discontinued FSTech Group, all of which were recorded in 2010, as well as a $1.3 million reduction in insurance reserves associated with carrier paid claims which was recorded in 2011.

The hearing loss litigation has historically been managed by the Company’s legal staff resident at the corporate office and not by management at any reporting segment. In accordance with Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting, which provides that segment reporting should follow the management of the item and that certain expenses may be corporate expenses, these legal expenses (which are unusual and not part of the normal operating activities of any of our operating segments), are reported and managed as corporate expenses.

Financial Condition, Liquidity and Capital Resources

During each of the three years in the period ended December 31, 2012, the Company used its cash flows from operations to pay cash dividends, if any, to shareholders, to fund growth and to make capital investments that both sustain and reduce the cost of its operations. Beyond these uses, remaining cash was used to fund acquisitions, pay down debt and make voluntary pension contributions.

The Company’s cash and cash equivalents totaled $29.7 million, $9.5 million and $62.1 million as of December 31, 2012, 2011 and 2010, respectively. As of December 31, 2012, $18.7 million of cash and cash equivalents was held by foreign subsidiaries. Cash and cash equivalents held by subsidiaries outside the United States is held primarily in the currency of the country in which it is located. This cash is used to fund the operating activities of our foreign subsidiaries and for further investment in foreign operations. Generally, we consider such cash to be permanently reinvested in our foreign operations and our current plans do not demonstrate a need to repatriate such cash to fund U.S. operations. The Company’s ability to refinance its debt in February 2012 demonstrates that it does not need to repatriate cash from its foreign subsidiaries to fund U.S. operations. Repatriation of cash held by foreign subsidiaries may require the accrual and payment of taxes in the U.S.

The following table summarizes the Company’s cash flows for each of the three years in the period ended December 31 ($ in millions):

	2012	2011	2010
Net cash provided by operating activities	$23.2	$3.8	$30.3
Purchases of properties and equipment	(13.0)	(13.5)	(11.3)
Proceeds from sales of properties and equipment	1.8	1.9	1.8
Payments for acquisitions, net of cash acquired	-	-	(97.3)
Proceeds from sale of FSTech Group	82.1	-	-
Increase in restricted cash	(1.0)	-	-
Borrowing activity, net	(67.3)	(40.2)	60.5
Payments of debt financing fees	(6.9)	(2.3)	-
Net cash used for discontinued financing activities	(0.9)	(0.6)	(1.0)
Cash dividends paid to shareholders	-	(3.7)	(13.3)
Proceeds from equity offering, net of fees	-	-	71.2
All other, net	2.2	2.0	0.1

Increase (decrease) in cash and cash equivalents	$20.2	$(52.6)	$41.0

Net cash provided by operating activities totaled $23.2 million, $3.8 million and $30.3 million in 2012, 2011 and 2010, respectively. In 2012, the increase was primarily due to higher collections on accounts receivable balances resulting from increased sales volume. The decrease in 2011 was primarily due to an increase in cash used to support net working capital. In the fourth quarter of 2010, the Company recorded an $76.0 million valuation allowance against its U.S. deferred tax assets as a non-cash charge to income tax expense. Recording the valuation allowance does not restrict the Company’s ability to utilize the future deductions and net operating losses associated with the deferred tax assets assuming taxable income is recognized in future periods.

The Company uses the ratio of total debt to EBITDA to measure its ability to repay its outstanding debt obligations. The Company believes that total debt to EBITDA is a meaningful metric to investors in evaluating the Company’s long term financial performance and may be different than the method used by other companies to calculate total debt to EBITDA. The ratio of total debt to EBITDA represents total debt divided by income from continuing operations before interest expense, debt settlement charges, other expense, income tax provision, and depreciation and amortization on a trailing twelve month basis.

Total debt to EBITDA for the years ended December 31, 2012 and 2011 was as follows ($ in millions):

	2012	2011
Total debt	$157.8	$222.2

Income from continuing operations	$22.0	$13.1
Add:
Interest expense	21.4	16.4
Debt settlement charges	3.5	-
Other expense	0.7	0.2
Income tax provision	3.9	3.5
Depreciation and amortization	13.2	13.0

EBITDA	$64.7	$46.2

Total debt to EBITDA ratio	2.4	4.8

The Company acquired two businesses in 2010 within the discontinued FSTech Group. VESystems, LLC was acquired for $34.8 million, of which $24.6 million was a cash payment. Sirit Inc. was acquired for CDN $77.1 million (USD $74.9 million), all of which was paid in cash. The acquisitions were funded with the Company’s existing cash balances and debt drawn against the availability of the prior revolving credit facility. In addition to the use of cash and debt, the Company issued 1.2 million shares of its common stock to fund a portion of the cost of purchasing VESystems, LLC. The issuances increased the total number of Company common stock shares outstanding.

In May 2010, the Company issued 12.1 million common shares at a price of $6.25 per share for total gross proceeds of $75.6 million. After deducting direct fees, net proceeds totaled $71.2 million. Proceeds from the equity offering were used to pay down debt.

On February 22, 2012, the Company entered into a Credit Agreement, by and among the Company, as borrower and General Electric Capital Corporation, as a co-collateral agent, and Wells Fargo Capital Finance, LLC, as administrative agent and co-collateral agent, providing the Company with a $100 million secured credit facility (the “ABL Facility”).

The ABL Facility is a five-year asset-based revolving credit facility pursuant to which up to $100 million initially will be available, with the right, subject to certain conditions, to increase the availability under the facility by up to an additional $25 million. The ABL Facility provides for loans and letters of credit in an amount up to the aggregate availability under the facility subject to meeting certain borrowing base conditions, with a sub-limit of $50 million for letters of credits. Borrowings under the ABL Facility bear interest, at the Company’s option, at a base rate or a LIBOR rate, plus, in each case, an applicable margin. The applicable margin ranges from 1.00% to 2.75% for base rate borrowings and 1.75% to 3.50% for LIBOR borrowings. The Company must also pay a commitment fee to the facility lenders equal to 0.50% per annum on the unused portion of the ABL Facility along with other standard fees. Letter of credit fees are payable on outstanding letters of credit in an amount equal to the applicable LIBOR margin plus other customary fees.

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

The Term Loan is a five-year secured term loan maturing on February 22, 2017. Installment payments under the Term Loan did not commence until March 2013. The Term Loan allows for mandatory prepayments in certain specified situations. Except in these certain specified situations, the Term Loan is not repayable in the first 12 months of the term and thereafter is subject to the following prepayment premium: (i) 2.75% in months 13-24, (ii) 2.00% in months 25-36 and (iii) nothing thereafter. These provisions are subject to change upon the occurrence of certain specified events.

The Term Loan bears interest, at the Company’s option, at a base rate or adjusted LIBOR rate, plus, in each case, an applicable margin. The applicable margin ranges from 9.00% to 10.00% for base rate borrowings and 10.00% to 11.00% for LIBOR borrowings. The Company is required to pay certain customary fees in connection with the Term Loan.

On September 4, 2012, the Company prepaid $65.0 million of its outstanding principal balance of its Term Loan debt at par with no prepayment penalty and related accrued interest of $0.1 million with net proceeds from the sale of the FSTech Group. This prepayment was executed in accordance with the terms of the Financing Agreement. The Company also prepaid $10.0 million of debt drawn under the ABL Facility on the same date with net proceeds from the sale of the FSTech Group.

The Company was in compliance with all its debt covenants as of December 31, 2012.

On March 13, 2013, the Company entered into a new credit agreement (the “2013 Credit Agreement”), by and among the Company, as borrower, Wells Fargo Bank, N.A., as administrative agent, swingline lender and issuing lender, General Electric Capital Corporation as syndication agent, and five additional lenders. The 2013 Credit Agreement provides the Company with a new $225.0 million senior secured credit facility (the “Senior Secured Credit Facility”) comprised of a five-year fully funded term loan in the amount of $75.0 million maturing March 13, 2018, and a five-year $150.0 million revolving credit facility under which borrowings may be made from time to time during the term of the Senior Secured Credit Facility. The revolving credit facility provides for loans and letters of credit in an amount up to an aggregate of $150.0 million, with a sub-limit of $50.0 million for letters of credit.

Borrowings under the Senior Secured Credit Facility bear interest, at the Company’s option, at a base rate or a LIBOR rate, plus, in each case, an applicable margin. The applicable margin ranges from 1.00% to 2.00% for base rate borrowings and 2.00% to 3.00% for LIBOR borrowings. The Company must also pay a commitment fee to the Senior Secured Credit Facility lenders ranging between 0.25% to 0.45% per annum on the unused portion of the $150.0 million revolving credit facility along with other standard fees. Letter of credit fees are payable on outstanding letters of credit in an amount equal to the applicable LIBOR margin plus other customary fees.

The Senior Secured Credit Facility requires equal quarterly installment payments of the $75.0 million term loan beginning on June 30, 2013 based on the following amortization schedule: 7.5% of the original amount in the first year, 10.0% of the original amount in each of the second and third years, 12.5% of the original amount in each of the fourth and fifth years, and the remaining balance on March 13, 2018, the maturity date.

The Company is allowed to prepay in whole or in part advances under the revolving credit facility and all or any part of the term loan without penalty or premium other than customary “breakage” costs with respect to LIBOR loans.

The Senior Secured Credit Facility requires the Company to comply with financial covenants related to the maintenance of a minimum fixed charge coverage ratio and maximum leverage ratio. The financial covenants are measured at each fiscal quarter-end.

Under the Senior Secured Credit Facility, restricted payments, including dividends, shall be permitted only if the pro-forma leverage ratio, after giving effect to such payment, is less than 3.25, there is pro-forma compliance with all other financial covenants after giving effect to such payment, and there are no existing defaults under the Senior Secured Credit Facility.

The Senior Secured Credit Facility is secured by a first priority security interest in all now or hereafter acquired domestic property and assets and the stock or other equity interests in each of the domestic subsidiaries and certain of the first-tier foreign subsidiaries, subject to certain exclusions.

The Company used the proceeds from the Senior Secured Credit Facility to (i) repay the outstanding balance of the Term Loan, (ii) repay outstanding balances under the ABL Facility, (iii) finance the ongoing general corporate needs of the Company and its subsidiaries; (iv) pay fees and expenses associated with repayment of amounts due under the Term Loan and the ABL Facility, including the payment of approximately $4.1 million in prepayment premiums under the Term Loan; and (v) pay fees and expenses associated with the Senior Secured Credit Facility.

On March 13, 2013, the Company entered into an interest rate swap. The swap locks in the Company’s interest rate on the forecasted debt balances of the $75.0 million term loan of the Senior Secured Credit Facility.

As of December 31, 2012, the available borrowing base under the ABL Facility was $61.6 million. As of December 31, 2012, there was $6.7 million in cash drawn and $29.2 million of undrawn letters of credit under the ABL Facility, reducing net availability for borrowings to $25.7 million.

As of December 31, 2012, $0.3 million was drawn against the Company’s non-U.S. lines of credit which provide for borrowings up to $14.5 million.

Aggregate maturities of total borrowings amount to approximately $5.0 million in 2013, $7.4 million in 2014, $7.9 million in 2015, $9.3 million in 2016, and $128.2 million in 2017 and thereafter. These maturities primarily reflect the payment terms of the Senior Secured Credit Facility. The fair values of borrowings aggregated $208.5 million and $221.4 million at December 31, 2012 and 2011, respectively. Included in current maturities are $0.3 million of other non-U.S. lines of credit, $4.2 million of term loan debt related to the Senior Secured Credit Facility and $0.5 million of capital lease obligations.

Upon execution of the Company’s new debt agreements in March 2013, the remaining unamortized deferred financing costs related to the Financing Agreement and the ABL Facility were written off. In the first quarter of 2013, the Company expects to record $8.7 million of charges related to the termination of its prior debt agreements. The charges include a write-off of deferred financing costs of $4.6 million and a prepayment premium of $4.1 million, which was equal to 2.75% of the outstanding balance of the Term Loan under the Financing Agreement. The $4.1 million prepayment premium was funded from the proceeds of the new lending arrangements.

The Company paid interest of $20.6 million in 2012, $16.1 million in 2011 and $9.7 million in 2010. The weighted average interest rate on short-term borrowings was 5.15% at December 31, 2012.

Cash dividends paid to shareholders in 2011 and 2010 were $3.7 million and $13.3 million, respectively. The Company did not declare any dividends in 2012 or 2011, and accordingly, no dividends were paid in 2012.

Total debt net of cash and cash equivalents included in continuing operations was $128.1 million representing 47% of total capitalization at December 31, 2012 versus $212.7 million or 55% at December 31, 2011. The decrease in the percentage of debt to total capitalization in 2012 was due to reductions in equity of $27.8 million and debt net of cash and cash equivalents of $44.2 million.

The Company anticipates that capital expenditures for 2013 will approximate $15 million. The Company believes that its financial resources and major sources of liquidity, including cash flow from operations and borrowing capacity, will be adequate to meet its operating and capital needs in addition to its financial commitments.

Contractual Obligations and Commercial Commitments

The following table presents a summary of the Company’s contractual obligations and payments due by period as of December 31, 2012 ($ in millions):

	Payments Due by Period
	Total	Less than 1 Year	2-3 Years	4-5 Years	More than 5 Years
Short-term obligations	$0.3	$0.3	$ -	$ -	$ -
Long-term debt*	155.8	4.2	14.5	18.4	118.7
Operating lease obligations	51.9	7.8	11.4	10.3	22.4
Capital lease obligations	1.7	0.5	0.8	0.4	-
Interest payments on long term debt	21.4	4.6	8.6	7.5	0.7

Total contractual obligations	$231.1	$17.4	$35.3	$36.6	$141.8

*	Long term debt includes financial service borrowings which are reported in discontinued operations. The payments due by period reflect the payment terms outlined in the Company’s Senior Secured Credit Facility executed in March 2013, as discussed in Note 5 to the consolidated financial statements included under Item 8 of Part II of this Form 10-K.

The Company also enters into foreign currency forward contracts to protect against the variability in exchange rates on cash flows and intercompany transactions with its foreign subsidiaries. As of December 31, 2012, there is less than $0.1 million of unrealized gains on the Company’s foreign exchange contracts. Volatility in the future exchange rates between the U.S. dollar, Euro and British pound will impact the final settlement of any of these contracts.

The following table presents a summary of the Company’s commercial commitments and the notional amount by expiration period as of December 31, 2012 ($ in millions):

	Notional Amount by Expiration Period
	Total	Less than 1 Year	2-3 Years
Financial standby letters of credit*	$28.5	$28.2	$0.3
Performance standby letters of credit	0.7	0.6	0.1
Purchase obligations**	48.0	47.3	0.7

Total commercial commitments	$77.2	$76.1	$1.1

*	Financial standby letters of credit largely relate to casualty insurance policies for the Company’s workers’ compensation, automobile, general liability and product liability policies. Performance standby letters of credit represent guarantees of performance by foreign subsidiaries that engage in cross-border transactions with foreign customers.

**	Purchase obligations relate to commercial chassis.

As of December 31, 2012, the Company has a liability of approximately $4.0 million for unrecognized tax benefits (refer to Note 6 to the consolidated financial statements included under Item 8 of Part II of this Form 10-K). Due to the uncertainties related to these tax matters, the Company cannot make a reasonably reliable estimate of the period of cash settlement for this liability. We expect our unrecognized tax benefits to decrease by $1.6 million over the next 12 months due to potential expiration of the statute of limitations and settlements with tax authorities.

The Company expects to contribute up to $6.8 million to the U.S. benefit plans and up to $2.3 million to the non-U.S. benefit plan in 2013. Future contributions to the plans will be based on such factors as annual service cost as well as return on plan asset values, interest rate movements, and benefit payments.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company considers the following policies to be the most critical in understanding the judgments that are involved in the preparation of the Company’s consolidated financial statements and the uncertainties that could impact the Company’s financial condition, results of operations and cash flows.

Revenue Recognition

Net sales consist primarily of revenue from the sale of equipment, environmental vehicles, vehicle mounted aerial platforms, parts, service and maintenance contracts.

The Company recognizes revenue for products when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collection is probable. A product is considered delivered to the customer once it has been shipped and title and risk of loss have been transferred. For most of the Company’s product sales, these criteria are met at the time the product is shipped; however, occasionally title passes later or earlier than shipment due to customer contracts or letter of credit terms. If at the outset of an arrangement the Company determines the arrangement fee is not, or is presumed not to be, fixed or determinable, revenue is deferred and subsequently recognized as amounts become due and payable and all other criteria for revenue recognition have been met.

Workers’ Compensation and Product Liability Reserves

Due to the nature of the products manufactured, the Company is subject to product liability claims in the ordinary course of business. The Company is partially self-funded for workers’ compensation and product liability claims with various retention and excess coverage thresholds. After the claim is filed, an initial liability is estimated, if any is expected, to resolve the claim. This liability is periodically updated as more claim facts become known. The establishment and update of liabilities for unpaid claims, including claims incurred but not reported, is based on the assessment by the Company’s claim administrator of each claim, an independent actuarial valuation of the nature and severity of total claims and management’s estimate. The Company utilizes a third-party claims administrator to pay claims, track and evaluate actual claims experience and ensure consistency in the data used in the actuarial valuation. Management believes that the reserve established at December 31, 2012 appropriately reflects the Company’s risk exposure. The Company has not established a reserve for potential losses resulting from the firefighter hearing loss litigation (see Note 13 to the consolidated financial statements included in Item 8 of Part II of this Form 10-K). If the Company is not successful in its defense after exhausting all appellate options, it will record a charge for such claims, to the extent they exceed insurance recoveries, at the appropriate time.

Goodwill

Goodwill represents the excess of the cost of an acquired business over the amounts assigned to its net assets. Goodwill is not amortized but is tested for impairment at a reporting unit level on an annual basis or when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company performed its annual goodwill impairment test as of October 31, 2012.

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

Under the “Income Approach — Discounted Cash Flow Analysis” method the key assumptions consider projected sales, cost of sales and operating expenses. These assumptions were determined by management utilizing our internal operating plan, growth rates for revenues and operating expenses and margin assumptions. An additional key assumption under this approach is the discount rate, which is determined by looking at current risk-free rates of capital, current market interest rates and the evaluation of risk premium relevant to the business segment. If our assumptions relative to growth rates were to change or were incorrect, our fair value calculation may change, which could result in impairment.

Under the “Market Approach — Guideline Public Company Method” the Company identified several publicly traded companies, including Federal Signal, which we believe have sufficiently relevant similarities. For these companies, the Company calculated the mean ratio of invested capital to revenues and invested capital to EBITDA. Similar to the income approach discussed above, sales, cost of sales, operating expenses and their respective growth rates are key assumptions utilized. The market prices of the Company’s common stock and other guideline companies are additional key assumptions. If these market prices increase, the estimated market value would increase. If the market prices decrease, the estimated market value would decrease.

The results of these two methods are weighted based upon management’s evaluation of the relevance of the two approaches. In the 2012 evaluation, management determined that the income approach provided a more relevant measure of each reporting unit’s fair value and used it to determine reporting unit fair value. Management used the market approach to corroborate the results of the income approach. Management used the income approach to determine fair value of the reporting units because it considers anticipated future financial performance. The market approach is based upon historical and current economic conditions which might not reflect the long term prospects or opportunities for the business segment being evaluated.

The Company had no goodwill impairments for its continuing operations in 2012, 2011 and 2010. Adverse changes to the Company’s business environment and future cash flows could cause us to record impairment charges in future periods, which could be material. See Note 4 to the consolidated financial statements included in Item 8 of Part II of this Form 10-K for a summary of the Company’s goodwill and definite lived intangible assets and Note 11 to the consolidated financial statements included in Item 8 of Part II of this Form 10-K for discussion of impairment charges recorded for the discontinued FSTech Group.

Pensions

The Company sponsors domestic and foreign defined benefit pension plans. Major assumptions used in the accounting for these employee benefit plans include the discount rate, expected return on plan assets and rate of increase in employee compensation levels. A change in any of these assumptions would have an effect on net periodic pension costs.

The following table summarizes the impact that a change in these assumptions would have on the Company’s operating income ($ in millions):

	Assumption change:
	25 Basis Point Increase	25 Basis Point Decrease
Discount rate	0.3	(0.3)
Return on assets	0.3	(0.3)
Employee compensation levels	-	-

The weighted-average discount rate used to measure pension liabilities and costs is set by reference to published, high-quality bond indices. However, these indices give only an indication of the appropriate discount rate because the cash flows of the bonds comprising the indices do not precisely match the projected benefit payment stream of the plan. For this reason, we also consider the individual characteristics of the plan, such as projected cash flow patterns and payment durations, when setting the discount rate. The weighted-average discount rate used to measure U.S. pension liabilities decreased from 5.0% in 2011 to 4.2% in 2012. See Note 7 to the consolidated financial statements included in Item 8 of Part II of this Form 10-K for further discussion.

An incremental component is added for the expected return from active management based on the plan’s experience and on historical information obtained from the plan’s investment consultants. These forecasted gross returns are reduced by estimated management fees and expenses, yielding a long-term rate of return of 8.1% per annum for 2012. The expected asset return assumption is based upon a long-term view; therefore, we do not expect to see frequent changes from year to year based on positive or negative actual performance in a single year.

Income Taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying values of existing assets and liabilities and their respective tax bases. Deferred tax assets are also recorded with respect to net operating losses and other tax attribute carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the years in which temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that deferred tax assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the income of the period that includes the enactment date.

The ultimate recovery of deferred tax assets is dependent upon the amount and timing of future taxable income, and other factors such as the taxing jurisdiction in which the asset is to be recovered. A high degree of judgment is required to determine if, and the extent that, valuation allowances should be recorded against deferred tax assets. In the year ended December 31, 2010, we recorded a valuation allowance of $76.0 million against our net domestic deferred tax assets based on our assessment of past operating results, estimates of future taxable income and the feasibility of tax planning strategies. Specifically, beginning in the fourth quarter of 2010, we had three years of cumulative domestic losses for continuing operations. In 2012 and 2011, we recorded additional valuation allowances of $9.4 million and $11.1 million, respectively, against our domestic deferred tax assets. We believe having three years of cumulative losses limits our ability to look to future taxable income as a source for recovering our deferred tax assets. We will continue to evaluate our ability to utilize our deferred tax assets and, as a result, we may increase or decrease our valuation allowance in future periods. Although we believe that our approach to estimates and judgments as described herein is reasonable, actual results could differ and we may be exposed to increases or decreases in income taxes that could be material.

Accounting for uncertainty in income taxes addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. We recognize the tax benefit from an uncertain tax position if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.

The guidance on accounting for uncertainty in income taxes also provides guidance on de-recognition and classification, and requires companies to elect and disclose their method of reporting interest and penalties on income taxes. We recognize interest and penalties related to uncertain tax positions as part of income tax expense.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.

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

The following table presents the principal cash flows and weighted average interest rates by year of maturity for the Company’s total debt obligations held at December 31, 2012 ($ in millions):

	Expected Maturity Date						Fair Value
	2013	2014	2015	2016	Thereafter	Total
Variable rate debt	$5.0	$7.4	$7.9	$9.3	$128.2	$157.8	$208.5
Average interest rate	3.0%	3.0%	3.0%	3.0%	3.0%	3.0%	-

See Note 5 to the consolidated financial statements included in Item 8 of Part II of this Form 10-K for a description of these agreements. A 100 basis point increase or decrease in variable interest rates in 2012 would have increased or decreased interest expense by $0.1 million, respectively.

Foreign Exchange Rate Risk

Although the majority of sales, expenses and cash flows are transacted in U.S. dollars, the Company has exposure to changes in foreign exchange rates, primarily the Euro and the British pound. If average annual foreign exchange rates had collectively weakened against the U.S. dollar by 10%, pre-tax earnings in 2012 would have decreased by $0.9 million from foreign currency translation.

The Company has foreign currency exposures related to buying and selling in currencies other than the local currency in which it operates. The Company utilizes foreign currency options and forward contracts to manage these risks.

Forward exchange contracts are recorded as a natural hedge when the hedged item is a recorded asset or liability that is revalued each accounting period, in accordance with ASC Topic 830, Foreign Currency Matters. For derivatives designated as natural hedges, changes in fair values are reported in the “other expense” line of the consolidated statements of operations.

Item 8.    Financial Statements and Supplementary Data.

FEDERAL SIGNAL CORPORATION

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Federal Signal Corporation

We have audited the accompanying consolidated balance sheets of Federal Signal Corporation and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Federal Signal Corporation and subsidiaries at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Federal Signal Corporation’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2013, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois

March 15, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Federal Signal Corporation

We have audited Federal Signal Corporation’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO criteria”). Federal Signal Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Federal Signal Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012 of Federal Signal Corporation and subsidiaries and our report dated March 15, 2013, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois

March 15, 2013

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
	($ in millions)
ASSETS
Current assets:
Cash and cash equivalents	$29.7	$9.5
Restricted cash	1.0	-
Accounts receivable, net of allowances for doubtful accounts of $2.4 million and $2.4 million, respectively	96.9	105.0
Inventories — Note 2	119.9	104.3
Prepaid expenses	13.8	14.6
Other current assets	5.1	5.6
Current assets of discontinued operations — Note 11	0.8	35.9

Total current assets	267.2	274.9
Properties and equipment — Note 3	59.3	60.0
Other assets:
Goodwill — Note 4	272.3	270.6
Intangible assets, net — Note 4	0.7	1.8
Deferred charges and other assets	12.5	2.0
Long-term assets of discontinued operations — Note 11	1.2	97.4

Total assets	$613.2	$706.7

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings — Note 5	$0.3	$9.0
Current portion of long-term borrowings and capital lease obligations — Note 5	4.7	0.1
Accounts payable	52.5	49.5
Customer deposits	13.1	14.4
Deferred revenue	3.1	2.9
Deferred tax liability — Note 6	10.6	2.7
Accrued liabilities:
Compensation and withholding taxes	25.8	18.7
Other	33.1	30.6
Current liabilities of discontinued operations — Note 11	6.4	24.1

Total current liabilities	149.6	152.0
Long-term borrowings and capital lease obligations — Note 5	152.8	213.1
Long-term pension and other postretirement benefit liabilities — Note 7	84.1	74.1
Deferred gain — Note 3	19.4	21.4
Deferred tax liabilities — Note 6	35.8	41.0
Other long-term liabilities	16.0	14.5
Long-term liabilities of discontinued operations — Note 11	8.6	15.9

Total liabilities	466.3	532.0
Shareholders’ equity — Notes 8 and 9:
Common stock, $1 par value per share, 90.0 million shares authorized, 63.4 million and 63.1 million shares issued, respectively	63.4	63.1
Capital in excess of par value	171.1	167.7
Retained earnings	8.9	36.4
Treasury stock, 0.9 million and 0.9 million shares, respectively, at cost	(16.4)	(16.1)
Accumulated other comprehensive loss	(80.1)	(76.4)

Total shareholders’ equity	146.9	174.7

Total liabilities and shareholders’ equity	$613.2	$706.7

See notes to consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2012	2011	2010
	($ in millions, except per share data)
Net sales	$803.2	$688.7	$633.1
Cost of sales	613.4	533.3	482.2

Gross profit	189.8	155.4	150.9
Selling, engineering, general and administrative	136.9	122.2	130.2
Acquisition and integration related costs	-	-	3.9
Restructuring charges — Note 12	1.4	-	4.4

Operating income	51.5	33.2	12.4
Interest expense	21.4	16.4	10.2
Debt settlement charges	3.5	-	-
Other expense	0.7	0.2	1.2

Income before income taxes	25.9	16.6	1.0
Income tax provision — Note 6	(3.9)	(3.5)	(75.1)

Income (loss) from continuing operations	22.0	13.1	(74.1)
Discontinued operations — Note 11
Loss from discontinued operations and disposal, net of tax benefit of $3.6 million, $2.0 million and $2.9 million, respectively	(49.5)	(27.3)	(101.6)

Net loss	$(27.5)	$(14.2)	$(175.7)

Basic and diluted earnings (loss) per share:
Earnings (loss) from continuing operations	$0.35	$0.21	$(1.29)
Loss from discontinued operations and disposal, net of taxes	(0.79)	(0.44)	(1.76)

Net loss per share	$(0.44)	$(0.23)	$(3.05)

Weighted average shares outstanding:
Basic	62.3	62.2	57.6
Diluted	62.7	62.2	57.6

See notes to consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Years Ended December 31,
	2012	2011	2010
	($ in millions)
Net loss	$(27.5)	$(14.2)	$(175.7)
Other comprehensive income (loss):
Change in foreign currency translation adjustment	11.1	(4.3)	(4.5)
Unrealized net gain (loss) on derivatives, net of tax expense of $0.2, $0.1 and $0.0, respectively	0.7	(0.7)	0.8
Change in unrecognized gains (losses) related to pension benefit plans, net of tax benefit (expense) of $0.3, $1.6 and ($0.0), respectively	(15.5)	(29.8)	1.4

Total other comprehensive loss	(3.7)	(34.8)	(2.3)

Comprehensive loss	$(31.2)	$(49.0)	$(178.0)

See notes to consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock Par Value	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
	($ in millions)
Balance at December 31, 2009	$49.6	$93.8	$240.4	$(15.8)	$(39.3)	$328.7
Net loss			(175.7)			(175.7)
Total other comprehensive loss					(2.3)	(2.3)
Shares issued for acquisition	1.2	9.0				10.2
Equity offering, net of fees	12.1	59.1				71.2
Cash dividends declared ($0.24 per common share)			(14.1)			(14.1)
Share based payments:
Non-vested stock and options		2.3				2.3
Stock awards	0.1	0.3				0.4
Common stock canceled		0.2				0.2

Balance at December 31, 2010	63.0	164.7	50.6	(15.8)	(41.6)	220.9
Net loss			(14.2)			(14.2)
Total other comprehensive loss					(34.8)	(34.8)
Share based payments:
Non-vested stock and options		2.0				2.0
Stock awards	0.1	0.9				1.0
Shares received in connection with vesting of awards				(0.3)		(0.3)
Common stock canceled		0.1				0.1

Balance at December 31, 2011	63.1	167.7	36.4	(16.1)	(76.4)	174.7
Net loss			(27.5)			(27.5)
Total other comprehensive loss					(3.7)	(3.7)
Share based payments:
Non-vested stock and options		3.1				3.1
Stock awards	0.3	0.3		(0.3)		0.3

Balance at December 31, 2012	$63.4	$171.1	$8.9	$(16.4)	$(80.1)	$146.9

See notes to consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2012	2011	2010
	($ in millions)
Operating activities:
Net loss	$(27.5)	$(14.2)	$(175.7)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on discontinued operations and disposal	49.5	27.3	101.6
Gain on joint venture	-	-	(0.1)
Restructuring charges, net of cash payments	0.9	-	2.3
Depreciation and amortization	13.2	13.0	11.4
Debt settlement charges	2.5	-	-
Stock-based compensation expense	2.6	1.8	2.1
Pension expense, net of funding	(5.7)	1.5	2.2
Provision for doubtful accounts	0.6	0.4	1.1
Deferred income taxes, including change in valuation allowance	(4.8)	1.8	75.7
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions of companies:
Accounts receivable	8.7	(27.3)	23.9
Inventories	(14.5)	3.4	(4.2)
Other current assets	0.5	(2.3)	4.9
Accounts payable	2.6	3.7	2.0
Customer deposits	(1.5)	4.6	(0.1)
Accrued liabilities	16.4	(1.5)	(4.8)
Income taxes	8.6	2.7	(12.3)
Other	(2.9)	(0.8)	(1.3)

Net cash provided by continuing operating activities	49.2	14.1	28.7
Net cash (used for) provided by discontinued operating activities	(26.0)	(10.3)	1.6

Net cash provided by operating activities	23.2	3.8	30.3
Investing activities:
Purchases of properties and equipment	(13.0)	(13.5)	(11.3)
Proceeds from sales of properties and equipment	1.8	1.9	1.8
Payments for acquisitions, net of cash acquired	-	-	(97.3)
Proceeds from sale of FSTech Group	82.1	-	-
Increase in restricted cash	(1.0)	-	-

Net cash provided by (used for) continuing investing activities	69.9	(11.6)	(106.8)
Net cash used for discontinued investing activities	-	-	(0.9)

Net cash provided by (used for) investing activities	69.9	(11.6)	(107.7)
Financing activities:
(Decrease) increase in revolving lines of credit	(173.3)	(34.6)	129.6
(Decrease) increase in short-term borrowings, net	(9.5)	7.6	1.7
Proceeds from issuance of long-term borrowings	215.0	-	-
Payments on long-term borrowings	(99.5)	(13.2)	(70.8)
Payments of debt financing fees	(6.9)	(2.3)	-
Cash dividends paid to shareholders	-	(3.7)	(13.3)
Proceeds from equity offering, net of fees	-	-	71.2
Other, net	2.4	1.3	0.8

Net cash (used for) provided by continuing financing activities	(71.8)	(44.9)	119.2
Net cash used for discontinued financing activities	(0.9)	(0.6)	(1.0)

Net cash (used for) provided by financing activities	(72.7)	(45.5)	118.2

Effects of foreign exchange rate changes on cash	(0.2)	0.7	0.2
Increase (decrease) in cash and cash equivalents	20.2	(52.6)	41.0
Cash and cash equivalents at beginning of year	9.5	62.1	21.1

Cash and cash equivalents at end of year	$29.7	$9.5	$62.1

See notes to consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

($ in millions, except per share data)

NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation:    The accompanying consolidated financial statements include the accounts of Federal Signal Corporation and all of its subsidiaries (“Federal Signal” or the “Company”) and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All significant intercompany balances and transactions have been eliminated in consolidation. These consolidated financial statements include estimates and assumptions by management that affect the amounts reported in the consolidated financial statements. Actual results could differ from these estimates. The operating results of businesses divested during 2012 and 2010 have been excluded since the date of sale, and have been reported as discontinued operations prior to sale (see Note 11). Certain prior year amounts have been reclassified to conform to the current year presentation.

Products manufactured and services rendered by the Company are divided into three major operating segments: Safety and Security Systems, Fire Rescue and Environmental Solutions. The individual operating businesses are organized as such because they share certain characteristics, including technology, marketing, distribution and product application, which create long-term synergies.

Non-U.S. operations:    Assets and liabilities of non-U.S. subsidiaries, other than those whose functional currency is the U.S. dollar, are translated at current exchange rates with the related translation adjustments reported in shareholders’ equity as a component of accumulated other comprehensive loss. Statements of operations accounts are translated at the average exchange rate during the period. Non-monetary assets and liabilities are translated at historical exchange rates. The Company incurs foreign currency transaction gains/losses relating to assets and liabilities that are denominated in a currency other than the functional currency. For 2012, 2011 and 2010, the Company incurred foreign currency translation losses, included in other expense in the consolidated statements of operations, of $0.6 million, $0.3 million and $1.4 million, respectively. The cumulative translation adjustment, included in accumulated other comprehensive loss as of December 31, 2012 and 2011, was cumulative income of $10.8 million and a cumulative loss of $0.3 million, respectively.

Fair value of financial instruments:    The Company applies the provisions of Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures, to its non-financial assets and non-financial liabilities. ASC Topic 820 established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Cash equivalents:    The Company considers all highly liquid investments with a maturity of three months or less, when purchased, to be cash equivalents. The carrying amounts of cash and cash equivalents and restricted cash approximate fair value because of the short-term maturity and highly liquid nature of these instruments (Level 1 input).

Restricted cash:    Restricted cash of $1.0 million at December 31, 2012 consisted of cash deposited with various financial institutions that was pledged as collateral for the Company’s cash-collateralized letters of credit related to equipment and service performance guarantees.

Allowance for doubtful accounts:    The Company maintains allowances for doubtful accounts for estimated losses as a result of a customer’s inability to make required payments. Management evaluates the aging of the accounts receivable balances, the financial condition of its customers, historical trends and the time outstanding of specific balances to estimate the amount of accounts receivables that may not be collected in the future and records the appropriate provision.

Inventories:    The Company’s inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out (“FIFO”) method. Included in the cost of inventories are raw materials, direct wages and associated production costs.

Properties and equipment and related depreciation:    Properties and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Useful lives range from eight to 40 years for buildings and three to 15 years for machinery and equipment. Leasehold improvements are depreciated over the shorter of the remaining life of the lease or the useful life of the improvement. Property and equipment and other long-term assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets. Such analyses necessarily involve significant judgment.

Goodwill and definite lived intangible assets:    Goodwill represents the excess of the cost of an acquired business over the amounts assigned to its net assets. Goodwill is not amortized but is tested for impairment at a reporting unit level on an annual basis or when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company performs its annual goodwill impairment test as of October 31.

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

Under the “Income Approach — Discounted Cash Flow Analysis” method the key assumptions consider projected sales, cost of sales and operating expenses. These assumptions were determined by management utilizing our internal operating plan, growth rates for revenues and operating expenses and margin assumptions. An additional key assumption under this approach is the discount rate, which is determined by looking at current risk-free rates of capital, current market interest rates, and the evaluation of risk premium relevant to the business segment. If our assumptions relative to growth rates were to change or were incorrect, our fair value calculation may change, which could result in impairment.

Under the “Market Approach — Guideline Public Company Method” the Company identified several publicly traded companies, including Federal Signal, which we believe have sufficiently relevant similarities. For these companies, the Company calculated the mean ratio of invested capital to revenues and invested capital to EBITDA. Similar to the income approach discussed above, sales, cost of sales, operating expenses and their respective growth rates are key assumptions utilized. The market prices of Federal Signal and other guideline companies are additional key assumptions. If these market prices increase, the estimated market value would increase. If the market prices decrease, the estimated market value would decrease.

The results of these two methods are weighted based upon management’s evaluation of the relevance of the two approaches. In the current-year evaluation, management determined that the income approach provided a more relevant measure of each reporting unit’s fair value and used it to determine reporting unit fair value. Management used the market approach to corroborate the results of the income approach. Management used the income approach to determine fair value of the reporting units because it considers anticipated future financial performance. The market approach is based upon historical and current economic conditions which might not reflect the long-term prospects or opportunities for the business segment being evaluated.

Definite lived intangible assets are amortized using the straight-line method over the estimated useful lives and are tested for impairment if indicators exist.

The Company had no goodwill impairments for its continuing operations in 2012, 2011 or 2010. Adverse changes to the Company’s business environment and future cash flows could cause us to record impairment charges in future periods, which could be material. See Note 4 for a summary of the Company’s goodwill and definite lived intangible assets and Note 11 for a discussion of impairment charges recorded for the discontinued Federal Signal Technologies (“FSTech”) Group.

Pensions:    The Company sponsors domestic and foreign defined benefit pension plans. Major assumptions used in the accounting for these employee benefit plans include the discount rate, expected return on plan assets and rate of increase in employee compensation levels. A change in any of these assumptions would have an effect on net periodic pension costs.

Stock-based compensation plans:    The Company has various stock-based compensation plans, described more fully in Note 8. The Company accounts for stock-based compensation in accordance with the provisions of ASC Topic 718, Compensation — Stock Compensation. The fair value of stock options is determined using a Black-Scholes option pricing model.

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

Warranty:    Sales of many of the Company’s products carry express warranties based on terms that are generally accepted in the Company’s marketplaces. The Company records provisions for estimated warranty at the time of sale based on historical experience and periodically adjusts these provisions to reflect actual experience. Infrequently, a material warranty issue can arise which is beyond the scope of the Company’s historical experience. The Company records costs related to these issues as they become probable and estimable.

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

The Company has not established a reserve for potential losses resulting from the firefighter hearing loss litigation (see Note 13). If the Company is not successful in its defense after exhausting all appellate options, it will record a charge for such claims, to the extent they exceed insurance recoveries, at the appropriate time.

Revenue recognition:    Net sales consist primarily of revenue from the sale of equipment, environmental vehicles, vehicle-mounted aerial platforms, parts, service, and maintenance contracts.

The Company recognizes revenue for products when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collection is probable. A product is considered delivered to the customer once it has been shipped and title and risk of loss have been transferred. For most of the Company’s product sales, these criteria are met at the time the product is shipped; however, occasionally title passes later or earlier than shipment due to customer contracts or letter of credit terms. If at the outset of an arrangement the Company determines the arrangement fee is not, or is presumed not to be, fixed or determinable, revenue is deferred and subsequently recognized as amounts become due and payable and all other criteria for revenue recognition have been met.

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

Research and development:    The Company invests in research to support development of new products and the enhancement of existing products and services. The Company believes this investment is important to maintain and/or enhance its leadership position in key markets. Expenditures for research and development by the Company were $10.0 million in 2012, $12.1 million in 2011 and $10.4 million in 2010, and were reported within selling, engineering, general and administrative (“SG&A”) expenses.

Income taxes:    We file a consolidated U.S. federal income tax return for Federal Signal Corporation and its eligible domestic subsidiaries. Our non-U.S. subsidiaries file income tax returns in their respective local jurisdictions. We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax benefit carryforwards. Deferred tax assets and liabilities at the end of each period are determined using enacted tax rates. A valuation allowance is established or maintained when, based on currently available information and other factors, it is more likely than not that all or a portion of a deferred tax asset will not be realized.

Accounting standards on accounting for uncertainty in income taxes address the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under the guidance on accounting for uncertainty in income taxes, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The guidance on accounting for uncertainty in income taxes also provides guidance on de-recognition, classification, interest and penalties on income taxes, and accounting in interim periods.

Litigation contingencies:    The Company is subject to various claims, other pending and possible legal actions for product liability and other damages, and other matters arising out of the conduct of the Company’s business. The Company believes, based on current knowledge and after consultation with counsel, that the outcome of such claims and actions will not have an adverse effect on the Company’s consolidated financial position or results of operations. However, in the event of unexpected future developments, it is possible that the ultimate resolution of such matters, if unfavorable, could have a material adverse effect on the Company’s results of operations. Professional legal fees are expensed when incurred. We accrue for contingent losses when such losses are probable and reasonably estimable. In the event that estimates or assumptions of contingent losses are different from actual, adjustments are made in subsequent periods to reflect more current information.

NOTE 2 — INVENTORIES

Inventories at December 31 are summarized as follows ($ in millions):

	2012	2011
Raw materials	$56.8	$47.1
Work in process	26.8	27.6
Finished goods	36.3	29.6

Total inventories	$119.9	$104.3

NOTE 3 — PROPERTIES AND EQUIPMENT

Properties and equipment at December 31 are summarized as follows ($ in millions):

	2012	2011
Land	$0.3	$0.3
Buildings and improvements	23.7	23.1
Machinery and equipment	148.4	138.4
Accumulated depreciation	(113.1)	(101.8)

Total properties and equipment	$59.3	$60.0

In July 2008, the Company entered into sale-leaseback transactions for its Elgin and University Park, Illinois plant locations. Net proceeds received were $35.8 million, resulting in a deferred gain of $29.0 million. The deferred gain is being amortized over the 15-year life of the respective leases. The balance was $19.4 million and $21.4 million at December 31, 2012 and 2011, respectively.

The Company leases certain facilities and equipment under operating leases, some of which contain options to renew. Total rental expense on all operating leases was $8.9 million in 2012, $8.8 million in 2011 and $9.1 million in 2010. Sublease income and contingent rentals relating to operating leases were insignificant. At December 31, 2012, minimum future rental commitments under operating leases having non-cancelable lease terms in excess of one year aggregated $51.9 million payable as follows: $7.8 million in 2013, $6.0 million in 2014, $5.4 million in 2015, $5.4 million in 2016, $4.9 million in 2017 and $22.4 million thereafter.

NOTE 4 — GOODWILL AND DEFINITE LIVED INTANGIBLE ASSETS

Changes in the carrying amount of goodwill for the years ended December 31, 2012 and 2011, by operating segment, were as follows ($ in millions):

	Environmental Solutions	Fire Rescue	Safety & Security	Total
December 31, 2010	$120.4	$33.9	$118.2	$272.5
Translation adjustments	-	(0.7)	(1.2)	(1.9)

December 31, 2011	120.4	33.2	117.0	270.6
Translation adjustments	-	0.6	1.1	1.7

December 31, 2012	$120.4	$33.8	$118.1	$272.3

The following table provides the gross carrying value and accumulated amortization for each major class of intangible assets ($ in millions):

	Weighted Average Useful Life (Years)
		December 31, 2012			December 31, 2011
		Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortizable intangible assets:
Developed software	5	$6.0	$(5.4)	$0.6	$6.0	$(4.4)	$1.6
Patents	10	0.6	(0.5)	0.1	0.6	(0.4)	0.2

Total	5.5	$6.6	$(5.9)	$0.7	$6.6	$(4.8)	$1.8

Amortization expense for the years ended December 31, 2012, 2011 and 2010 totaled $1.0 million, $1.3 million and $1.3 million, respectively. The Company estimates that the aggregate amortization expenses will be $0.2 million in 2013, $0.2 million in 2014, $0.2 million in 2015, $0.1 million in 2016, and $0.0 million thereafter. Actual amounts of amortization may differ from estimated amounts due to additional intangible asset acquisitions, changes in foreign currency rates, impairment of intangible assets and other events.

The Company determined that the trade name assets associated with the FSTech Group with a carrying value of $7.9 million were impaired, and recorded an impairment charge of $0.6 million in the second quarter of 2012. The Company’s calculation of fair value of trade name assets was based on an income approach using discounted cash flow projections. The trade name assets were sold to 3M Company as part of the sale of the FSTech Group.

NOTE 5 — DEBT

Short-term borrowings at December 31 consisted of the following ($ in millions):

	2012	2011
Non-U.S. lines of credit	$0.3	$9.0

Total short-term borrowings	$0.3	$9.0

Long-term borrowings at December 31 consisted of the following ($ in millions):

	2012	2011
Revolving Credit Facility	$ -	$180.0
ABL Facility	6.7	-
Term Loan	149.1	-
12.98% private placement note due 2012	-	27.3
Private placement note, floating rate (8.85% at December 31, 2011)	-	6.2
Capital lease obligations	1.7	0.5

	157.5	214.0
Unamortized balance of terminated fair value interest rate swaps	-	0.1

	157.5	214.1
Less current maturities, excluding financial services activities	(4.2)	-
Less current capital lease obligations	(0.5)	(0.1)
Less financial services activities — borrowings (included in discontinued operations)	-	(0.9)

Total long-term borrowings and capital lease obligations, net	$152.8	$213.1

The carrying value of short-term debt approximates fair value due to its short maturity (Level 2 input). The fair value of long-term debt is based on interest rates that we believe are currently available to us for issuance of debt with similar terms and remaining maturities (Level 2 input).

The following table summarizes the carrying amounts and fair values of the Company’s financial instruments at December 31 ($ in millions):

	2012		2011
	Notional Amount	Fair Value	Notional Amount	Fair Value
Short-term debt	$0.3	$0.3	$9.0	$9.0
Long-term debt (1)	157.5	208.2	214.1	212.4

(1)	Long-term debt includes current portions of long-term debt and current portions of capital lease obligations of $4.7 million and $0.1 million as of December 31, 2012 and 2011, respectively, and $0.9 million of financial service borrowings at December 31, 2011, which is included in discontinued operations.

On February 22, 2012, the Company entered into a Credit Agreement, by and among the Company, as borrower and General Electric Capital Corporation, as a co-collateral agent, and Wells Fargo Capital Finance, LLC, as administrative agent and co-collateral agent, providing the Company with a $100 million secured credit facility (the “ABL Facility”).

The ABL Facility is a five-year asset-based revolving credit facility pursuant to which up to $100 million initially will be available, with the right, subject to certain conditions, to increase the availability under the facility by up to an additional $25 million. The ABL Facility provides for loans and letters of credit in an amount up to the aggregate availability under the facility subject to meeting certain borrowing base conditions, with a sub-limit of $50 million for letters of credits. Borrowings under the ABL Facility bear interest, at the Company’s option, at a base rate or a LIBOR rate, plus, in each case, an applicable margin. The applicable margin ranges from 1.00% to 2.75% for base rate borrowings and 1.75% to 3.50% for LIBOR borrowings. The Company must also pay a commitment fee to the facility lenders equal to 0.50% per annum on the unused portion of the ABL Facility along with other standard fees. Letter of credit fees are payable on outstanding letters of credit in an amount equal to the applicable LIBOR margin plus other customary fees.

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

The Term Loan is a five-year secured term loan maturing on February 22, 2017. Installment payments under the Term Loan did not commence until March 2013. The Term Loan allows for mandatory prepayments in certain specified situations. Except in these certain specified situations, the Term Loan is not repayable in the first 12 months of the term and thereafter is subject to the following prepayment premium: (i) 2.75% in months 13-24, (ii) 2.00% in months 25-36 and (iii) nothing thereafter. These provisions are subject to change upon the occurrence of certain specified events.

The Term Loan bears interest, at the Company’s option, at a base rate or adjusted LIBOR rate, plus, in each case, an applicable margin. The applicable margin ranges from 9.00% to 10.00% for base rate borrowings and 10.00% to 11.00% for LIBOR borrowings. The Company is required to pay certain customary fees in connection with the Term Loan.

On September 4, 2012, the Company prepaid $65.0 million of its outstanding principal balance of its Term Loan debt at par with no prepayment penalty and related accrued interest of $0.1 million with net proceeds from the sale of the FSTech Group. This prepayment was executed in accordance with the terms of the Financing Agreement. The Company also prepaid $10.0 million of debt drawn under the ABL Facility on the same date with net proceeds from the sale of the FSTech Group.

The Company was in compliance with all its debt covenants as of December 31, 2012.

As of December 31, 2012, the available borrowing base under the ABL Facility was $61.6 million. As of December 31, 2012, there was $6.7 million in cash drawn and $29.2 million of undrawn letters of credit under the ABL Facility, reducing net availability for borrowings to $25.7 million.

As of December 31, 2012, $0.3 million was drawn against the Company’s non-U.S. lines of credit which provide for borrowings up to $14.5 million.

Aggregate maturities of total borrowings amount to approximately $5.0 million in 2013, $7.4 million in 2014, $7.9 million in 2015, $9.3 million in 2016, and $128.2 million in 2017 and thereafter. Since the Company has refinanced a portion of its short-term debt subsequent to the balance sheet date, the Company has reclassified $3.3 million of its short-term debt to long-term debt. See Note 18 for further information. Included in current maturities are $0.3 million of other non-U.S. lines of credit, $4.2 million of term loan debt and $0.5 million of capital lease obligations. The fair values of borrowings aggregated $208.5 million and $221.4 million at December 31, 2012 and 2011, respectively.

The Company paid interest of $20.6 million in 2012, $16.1 million in 2011 and $9.7 million in 2010. The weighted average interest rate on short-term borrowings was 5.15% at December 31, 2012.

NOTE 6 — INCOME TAXES

The provision (benefit) for income taxes from continuing operations for each of the three years in the period ended December 31 consisted of the following ($ in millions):

	2012	2011	2010
Current:
Federal	$(1.8)	$(3.8)	$(3.0)
Foreign	3.2	2.1	5.3
State and local	0.1	0.3	0.3

	1.5	(1.4)	2.6
Deferred:
Federal	$2.1	$4.7	$70.8
Foreign	0.3	0.2	(0.9)
State and local	-	-	2.6

	2.4	4.9	72.5

Total income tax provision	$3.9	$3.5	$75.1

Differences between the statutory federal income tax rate and the effective income tax rate from continuing operations for each of the three years in the period ended December 31 are summarized below:

	2012	2011	2010
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	1.0	0.9	16.4
Valuation allowance	41.3	8.8	7,646.4
Bad debt deduction	(24.9)	-	-
Asset dispositions and write-offs	(29.5)	-	-
Non-deductible acquisition costs	-	-	41.6
Tax reserves	(1.0)	4.1	(100.9)
R&D tax credits	-	(4.1)	(54.8)
Foreign tax rate effects	(7.2)	(22.5)	(138.0)
Other, net	0.4	(1.1)	64.3

Effective income tax rate	15.1%	21.1%	7,510.0%

Due to the Company’s recent cumulative domestic losses for book purposes and the uncertainty of the realization of certain deferred tax assets, the Company continues to adjust its valuation allowance as the deferred tax assets increase or decrease, resulting in effectively no recorded tax benefit for domestic operating losses or tax provision for domestic income. However, the Company has recorded tax expense for the increase in the deferred tax liabilities of its domestic indefinite lived intangibles. An income tax provision is still required for foreign operations that are not in a cumulative loss position.

Deferred income tax assets and liabilities at December 31 are summarized as follows ($ in millions):

	2012	2011
Deferred tax assets:
Depreciation and amortization	$12.5	$12.5
Accrued expenses	27.9	28.0
Net operating loss, capital loss, alternative minimum tax, research and development, and foreign tax credit carryforwards	75.0	73.1
Definite lived intangibles	1.8	1.8
Pension benefits	31.1	27.4
Other	0.3	0.2
Deferred revenue	0.1	0.1

Gross deferred tax assets	148.7	143.1
Valuation allowance	(131.8)	(123.9)

Total deferred tax assets	16.9	19.2
Deferred tax liabilities:
Depreciation and amortization	(5.0)	(5.9)
Expenses capitalized for book	(2.1)	(2.5)
Indefinite lived intangibles	(56.2)	(54.5)

Gross deferred tax liabilities	(63.3)	(62.9)

Net deferred tax liability	$(46.4)	$(43.7)

Federal and state income taxes have not been provided on accumulated undistributed earnings of certain foreign subsidiaries aggregating approximately $87.8 million and $86.1 million at December 31, 2012 and 2011, respectively, as such earnings have been reinvested in the business. The determination of the amount of the unrecognized deferred tax liability related to the undistributed earnings is not practicable.

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

The deferred tax asset for tax loss carryforwards at December 31, 2012, includes federal net operating loss carryforwards of $20.9 million, which begin to expire in 2018, state net operating loss carryforwards of $2.2 million, which will begin to expire in 2019; foreign net operating loss carryforwards of $8.2 million of which $0.5 million has an indefinite life and $7.7 million which will expire in 2030; and $12.8 million for capital loss carryforwards which will expire in 2013. The deferred tax asset for tax credit carryforwards includes U.S. research tax credit carryforwards of $6.3 million, which will begin to expire in 2022, U.S. foreign tax credits of $21.1 million, which will begin to expire in 2015 and U.S. alternative minimum tax credit carryforwards of $3.3 million with no expiration.

The deferred tax asset for tax loss carryforwards at December 31, 2011, includes federal net operating loss carryforwards of $18.0 million, which begin to expire in 2018, state net operating loss carryforwards of $1.6 million, which will begin to expire in 2019, foreign net operating loss carryforwards of $0.5 million of which $0.5 million has an indefinite life, and $22.2 million for capital loss carryforwards that will expire in 2012 and 2013. The deferred tax asset for tax credit carryforwards includes U.S. research tax credit carryforwards of $6.3 million, which will begin to expire in 2022, U.S. foreign tax credits of $20.3 million, which will begin to expire in 2015 and U.S. alternative minimum tax credit carryforwards of $4.0 million with no expiration.

Valuation allowances totaling $131.8 million have been established at December 31, 2012 and include $2.2 million related to state net operating loss carryforwards, $8.3 million related to foreign net operating loss carryforwards, $12.8 million related to capital loss carryforwards and $108.5 million related to domestic deferred tax assets.

Valuation allowances totaling $123.9 million have been established at December 31, 2011 and include $1.6 million related to state net operating loss carryforwards, $0.5 million related to foreign net operating loss carryforwards, $22.2 million related to capital loss carryforwards and $99.6 million related to domestic deferred tax assets.

The net deferred tax asset at December 31 is classified in the balance sheet as follows ($ in millions):

	2012	2011
Current net deferred tax assets	$4.0	$4.8
Current valuation allowance	(14.6)	(7.5)

Total current deferred tax liability	$(10.6)	$(2.7)

Long-term net deferred tax asset	$81.4	$75.3
Long-term valuation allowance	(117.2)	(116.3)

Long-term net deferred tax liability	$(35.8)	$(41.0)

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

In the fourth quarter of 2010, the Company recorded a $76.0 million valuation allowance against its United States federal deferred tax assets as a non-cash charge to income tax expense after the Company fell into a cumulative three-year domestic loss position after excluding the results of discontinued operations and disposals. In reaching this conclusion, the Company considered the weak municipal markets in the United States and significant impairment charges, which have led to a three-year cumulative U.S. loss position from continuing operations in the fourth quarter of 2010. Recording the valuation allowance does not restrict the Company’s ability to utilize the future deductions and net operating losses associated with the deferred tax assets assuming taxable income is recognized in future periods.

The $16.9 million of deferred tax assets at December 31, 2012, for which no valuation allowance is recorded, is anticipated to be realized through the future reversal of existing taxable temporary differences recorded as deferred tax liabilities at December 31, 2012. Should the Company determine that it would not be able to realize its remaining deferred tax assets in the future, an adjustment to the valuation allowance would be recorded in the period such determination is made. The need to maintain a valuation allowance against deferred tax assets may cause greater volatility in our effective tax rate.

The Company paid income taxes of $2.9 million in 2012, $4.2 million in 2011 and $6.8 million in 2010.

Income (loss) from continuing operations before taxes for each of the three years ended December 31 consisted of the following ($ in millions):

	2012	2011	2010
U.S.	$10.0	$2.5	$(13.6)
Non-U.S.	15.9	14.1	14.6

	$25.9	$16.6	$1.0

The following table summarizes the activity related to the Company’s unrecognized tax benefits ($ in millions):

Balance at January 1, 2011	$3.8
Increases related to current year tax	1.3
Decreases due to settlements with tax authorities	(0.2)
Decreases due to lapse of statute of limitations	(0.6)

Balance at December 31, 2011	$4.3
Increases related to current year tax	0.2
Increases from prior period positions	0.1
Decreases from prior period positions	(0.2)
Decreases due to lapse of statute of limitations	(0.4)

Balance at December 31, 2012	$4.0

Included in the unrecognized tax benefits of $4.0 million at December 31, 2012 was $3.9 million of tax benefits that if recognized, would impact our annual effective tax rate. However, to the extent we continue to maintain a full valuation allowance against certain deferred tax assets, the effect may be in the form of an increase in the deferred tax asset related to our net operating loss carryforward, which would be offset by a full valuation allowance. The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. Interest and penalties amounting to $0.2 million and $0.1 million, respectively, are included in the consolidated balance sheet but are not included in the table above. We expect our unrecognized tax benefits to decrease by $1.6 million over the next 12 months due to potential expiration of statute of limitations and settlements with tax authorities.

We file U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2009 through 2012 tax years generally remain subject to examination by federal and most state tax authorities. In significant foreign jurisdictions, the 2008 through 2012 tax years generally remain subject to examination by their respective tax authorities.

On January 2, 2013 the American Taxpayer Relief Act (the “ATRA”) of 2012 was signed into law. Some of the provisions were retroactive to January 1, 2012 including the exclusion from U.S. federal taxable income of certain interest, dividends, rents, and royalty income of foreign affiliates, as well as the tax benefits of the credits with respect to that income. In addition the Research and Experimental tax credit was made retroactive to January 1, 2012. The tax rate above reflects the tax law that was in place as of December 31, 2012. Had the ATRA had been enacted prior to January 1, 2013, our overall tax expense and effective tax rate would have been the same. Our domestic valuation allowance would have been $0.5 million higher than reported. This difference will be reflected in the first quarter of 2013.

NOTE 7 — PENSIONS

The Company and its subsidiaries sponsor a number of defined benefit pension plans covering certain salaried and hourly employees. Benefits under these plans are primarily based on final average compensation and years of service as defined within the provisions of the individual plans. The Company also participates in a retirement plan that provides defined benefits to employees under certain collective bargaining agreements.

The components of net periodic pension expense for each of the three years in the period ended December 31, are summarized as follows ($ in millions):

	U.S. Benefit Plans			Non-U.S. Benefit Plan
	2012	2011	2010	2012	2011	2010
Company-sponsored plans
Service cost	$-	$-	$-	$0.2	$0.1	$0.2
Interest cost	7.4	7.4	7.4	2.6	2.9	2.7
Expected return on plan assets	(8.1)	(7.2)	(8.2)	(2.6)	(3.3)	(3.1)
Amortization of actuarial loss	5.5	4.5	3.5	0.8	0.9	0.8

	4.8	4.7	2.7	1.0	0.6	0.6
Multi-employer plans	0.3	0.3	0.2	-	-	-

Net periodic pension expense	$5.1	$5.0	$2.9	$1.0	$0.6	$0.6

The Company, through its subsidiaries, participates in certain multiemployer pension plans under U.S. collective bargaining agreements. None of these plans are considered individually significant to the Company. Contributions to these plans totaled $0.3 million, $0.3 million and $0.2 million for 2012, 2011 and 2010, respectively.

The following table summarizes the weighted-average assumptions used in determining pension costs in each of the three years for the period ended December 31:

	U.S. Benefit Plans			Non-U.S. Benefit Plan
	2012	2011	2010	2012	2011	2010
Discount rate	5.0%	5.8%	6.0%	4.6%	5.4%	5.7%
Rate of increase in compensation levels *	3.5%	3.5%	3.5%	N/A	N/A	N/A
Expected long term rate of return on plan assets	8.1%	8.2%	8.5%	5.3%	6.5%	6.5%

*	Non-U.S. plan benefits are not adjusted for compensation level changes.

The following summarizes the changes in the projected benefit obligation and plan assets, the funded status of the Company-sponsored plans, and the major assumptions used to determine these amounts at December 31 ($ in millions):

	U.S. Benefit Plans		Non-U.S. Benefit Plan
	2012	2011	2012	2011
Change in Benefit Obligation
Benefit obligation, beginning of year	$156.6	$138.4	$57.1	$52.6
Service cost	-	-	0.2	0.1
Interest cost	7.7	7.8	2.6	2.9
Actuarial loss	22.4	17.4	5.9	4.9
Benefits paid	(7.0)	(7.0)	(2.9)	(2.5)
Translation and other	-	-	2.7	(0.9)

Benefit obligation, end of year	$179.7	$156.6	$65.6	$57.1

Accumulated benefit obligation, end of year	$177.2	$154.5	$65.6	$57.1

The following table summarizes the weighted-average assumptions used in determining benefit obligations as of December 31:

	U.S. Benefit Plans		Non-U.S. Benefit Plan
	2012	2011	2012	2011
Discount rate	4.2%	5.0%	4.1%	4.6%
Rate of increase in compensation levels	3.5%	3.5%	N/A	N/A

	U.S. Benefit Plans		Non-U.S. Benefit Plan
	2012	2011	2012	2011
Change in Plan Assets ($ in millions)
Fair value of plan assets, beginning of year	$97.0	$104.8	$47.9	$50.6
Actual return on plan assets	13.0	(3.5)	5.3	(0.8)
Company contribution	9.2	2.7	2.3	1.1
Benefits and expenses paid	(7.0)	(7.0)	(2.9)	(2.5)
Translation and other	-	-	2.2	(0.5)

Fair value of plan assets, end of year	$112.2	$97.0	$54.8	$47.9

The amounts included in translation and other in the preceding tables reflect the impact of the foreign exchange translation for the non-U.S. benefit plan.

The plan asset’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

Following is a description of the valuation methodologies used for assets measured at fair value for the U.S. benefit plan:

•	Cash and Cash Equivalents — Valued at net asset value as provided by the administrator of the fund.

•

U.S. Government and agency securities — Valued at the closing price reported on the active market on which the security is traded or valued by the trustee at year-end using various pricing services of financial institutions.

•	Common stock — Valued at the closing price reported on the active market on which the security is traded.

•	Collective/Common trust — Valued at the net asset value, based on quoted market value of the underlying assets, of shares held by the plan at year end.

•	Mutual funds — Valued at the net asset value, based on quoted market prices in active markets, of shares held by the plan at year end.

Plan assets for the non-U.S. benefit plans are based on quoted prices in active markets for identical assets.

The following table summarizes the Company’s pension assets in a three-tier fair value hierarchy for its benefit plan as of December 31 ($ in millions):

	U. S. Benefit Plans
	2012				2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and Cash Equivalents	$3.7	$-	$ -	$3.7	$ -	$3.9	$-	$3.9
Equities
U.S. Large Cap	32.7	-	-	32.7	27.7	-	-	27.7
U.S. Small and Mid Cap	11.9	-	-	11.9	9.9	-	-	9.9
Federal Signal Common Stock	7.1	-	-	7.1	3.9	-	-	3.9
Developed International	6.6	-	-	6.6	3.7	-	-	3.7
Emerging Markets	4.5	-	-	4.5	3.3	-	-	3.3
Fixed Income
Government Bonds	5.7	-	-	5.7	4.5	-	-	4.5
Asset -backed Securities	-	5.9	-	5.9	-	6.7	-	6.7
Collective/Common Trust and Other
Mutual Funds	34.1	-	-	34.1	33.3	0.1	-	33.4

Total assets at fair value	$106.3	$5.9	$-	$112.2	$86.3	$10.7	$-	$97.0

	Non-U. S. Benefit Plan
	2012				2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$10.6	$ -	$-	$10.6	$8.6	$ -	$-	$8.6
Equity Securities	4.8	29.7	-	34.5	4.0	25.1	-	29.1
Government Securities	4.1	-	-	4.1	4.9	-	-	4.9
Company Bonds and Debt Securities	5.6	-	-	5.6	5.3	-	-	5.3

Total	$25.1	$29.7	$-	$54.8	$22.8	$25.1	$-	$47.9

During 2010, the Company adopted a structured derisking investment strategy for the U.S. pension plans to improve alignment of assets and liabilities that includes: (1) maintaining a diversified portfolio that can provide a near-term weighted-average target return of 8.1% or more; (2) maintaining liquidity to meet obligations; and (3) prudently managing administrative and management costs. The plan invests in equity, mutual funds, and fixed income instruments.

Plan assets for the non-U.S. benefit plan consist principally of a diversified portfolio of equity securities, U.K. government securities, company bonds and debt securities. During 2012, the Company determined the inputs used to value certain non-U.S. investments in equity securities both in the U.K. and overseas markets were based on observable market information consistent with Level 2 of the fair value hierarchy, rather than Level 1 as reported in the 2011 financial statements. Accordingly, the amounts shown in the 2011 table above have been revised to reflect the correct presentation.

As of December 31, 2012 and 2011, equity securities included 0.9 million and 0.9 million shares of the Company’s common stock valued at $7.1 million and $3.9 million, respectively. Dividends paid on the Company’s common stock to the pension trusts aggregated $0.1 million in the year ended December 31, 2011 and none in the year ended December 31, 2012.

	U.S. Benefit Plans		Non-U.S. Benefit Plan
	2012	2011	2012	2011
Funded status, end of year ($ in millions):
Fair value of plan assets	$112.2	$97.0	$54.8	$47.9
Benefit obligations	179.7	156.6	65.6	57.1

Funded status	$(67.5)	$(59.6)	$(10.8)	$(9.2)

	U.S. Benefit Plans		Non-U.S. Benefit Plan
	2012	2011	2012	2011
Amounts recognized in the balance sheet consist of ($ in millions):
Long term pension liabilities	$(67.5)	$(59.6)	$(10.8)	$(9.2)
Accumulated other comprehensive loss, pre-tax	91.5	79.3	26.8	23.2

Net amount recognized	$24.0	$19.7	$16.0	$14.0

Amounts recognized in accumulated other comprehensive income consist of ($ in millions):
Net actuarial loss	$91.5	$79.3	$26.8	$23.2
Prior service cost	-	-	-	-

Net amount recognized, pre-tax	$91.5	$79.3	$26.8	$23.2

The Company expects $8.1 million relating to amortization of the actuarial loss to be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2013.

The Company expects to contribute up to $6.8 million to the U.S. benefit plans and up to $2.3 million to the non-U.S. benefit plan in 2013. Future contributions to the plans will be based on such factors as annual service cost as well as return on plan asset values, interest rate movements, and benefit payments.

The following table presents the benefits expected to be paid under the Company’s defined benefit plans in each of the next five years, and in aggregate for the five years thereafter ($ in millions):

	U.S. Benefit Plans	Non-U.S. Benefit Plan
2013	$7.9	$2.7
2014	8.1	2.8
2015	8.8	2.9
2016	8.7	3.0
2017	9.5	3.1
2018-2022	51.8	16.8

The Company also sponsors a defined contribution retirement plan covering a majority of its employees. Participation is via automatic enrollment; employees may elect to opt out of the plan. Company contributions to the plan are based on employees’ age and service as well as a percentage of employee contributions. The cost of these plans during each of the three years in the period ended December 31, 2012, was $6.3 million in 2012, $5.8 million in 2011 and $5.5 million in 2010.

Prior to September 30, 2003, the Company also provided medical benefits to certain eligible retired employees. These benefits are funded when the claims are incurred. Participants generally became eligible for these benefits at age 60 after completing at least 15 years of service. The plan provided for the payment of specified percentages of medical expenses reduced by any deductible and payments made by other primary group coverage and government programs. Effective September 30, 2003, the Company amended the retiree medical plan and effectively canceled coverage for all eligible active employees except for retirees and a limited group that qualified under a formula based on age and years of service. Accumulated postretirement benefit liabilities of $1.0 million and $1.0 million at December 31, 2012 and 2011, respectively, were fully accrued. The net periodic postretirement benefit costs have not been significant during the three-year period ended December 31, 2012.

NOTE 8 — STOCK-BASED COMPENSATION

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

Stock options vest equally over the three years from the date of the grant. The cost of stock options, based on the fair market value of the shares on the date of grant, is charged to expense over the respective vesting periods. Stock options normally become exercisable at a rate of one-third annually and in full on the third anniversary date. All options and rights must be exercised within ten years from date of grant. At the Company’s discretion, vested stock option holders are permitted to elect an alternative settlement method in lieu of purchasing common stock at the option price. The alternative settlement method permits the employee to receive, without payment to the Company, cash, shares of common stock, or a combination thereof equal to the excess of market value of common stock over the option purchase price. The Company has historically settled all such options in common stock and intends to continue to do so.

The weighted average fair value of options granted during 2012, 2011 and 2010 was $2.73, $3.12 and $3.27, respectively. The fair value of each option grant was estimated using the Black-Scholes option pricing model with the following assumptions:

	2012	2011	2010
Dividend yield	0.7%	0.6%	2.9%
Expected volatility	59%	52%	48%
Risk free interest rate	0.9%	2.2%	2.0%
Weighted average expected option life in years	5.6	5.9	5.9

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

Stock option activity for the three years ended December 31, 2012 was as follows:

	Option Shares			Weighted Average Exercise Price
	2012	2011	2010	2012	2011	2010
	(in millions)
Outstanding at beginning of year	2.0	1.9	2.1	$10.16	$12.61	$13.60
Granted	0.6	0.7	0.4	5.52	6.50	8.93
Canceled or expired	(0.3)	(0.6)	(0.6)	9.88	14.02	13.47

Outstanding at end of year	2.3	2.0	1.9	$8.93	$10.16	$12.61

Exercisable at end of year	1.3	1.0	1.2	$11.22	$13.12	$14.84

The following table summarizes information for stock options outstanding as of December 31, 2012 under all plans:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(in millions)	(in years)		(in millions)
5.01 — 10.00	1.5	8.1	$6.12	0.5	$6.51
10.01 — 15.00	0.4	5.5	10.74	0.4	10.81
15.01 — 20.00	0.4	2.3	16.87	0.4	16.87

	2.3	6.6	$8.93	1.3	$11.22

The aggregate intrinsic value of stock options outstanding and exercisable at December 31, 2012 was $0.5 million.

Restricted stock awards are granted to employees at no cost. Awards primarily cliff vest at the third anniversary from the date of award, provided the recipient is still employed by the Company on the vesting date. The cost of restricted stock awards, based on the fair market value at the date of grant, is being charged to expense over the respective vesting periods. The following table summarizes restricted stock grants for the 12-month period ended December 31, 2012:

	Number of Restricted Shares	Weighted Average Price per Share
	(in millions)
Outstanding and non-vested at December 31, 2011	0.4	$7.99
Granted	0.1	5.72
Vested	(0.2)	7.14

Outstanding and non-vested at December 31, 2012	0.3	$7.38

The total compensation expense related to all stock option and stock award compensation plans was $2.0 million, $1.8 million and $2.1 million for the years ended December 31, 2012, 2011 and 2010, respectively. Also, as of December 31, 2012, there were $1.6 million and $0.5 million of total unrecognized compensation cost related to stock options and stock awards, respectively, that is expected to be recognized over the weighted-average period of approximately 1.9 and 2.1 years, respectively.

2010 Performance Share Units

In 2008, the Company established a long term incentive plan for executive officers under which awards were classified as equity in accordance with ASC Topic 718, Compensation — Stock Compensation (“ASC 718”). Performance share units granted in 2010 were tied to the achievement of a pre-determined three-year relative performance metric based upon Total Stockholder Return (“TSR”) relative to a comparator group of companies, which is a market condition per ASC 718. Performance share units would have vested if (1) the Company had achieved certain specified stock performance targets compared to a comparator group of companies measured at December 31, 2012, and (2) the employee remained continuously employed by the Company until the last day of the three-year performance period, December 31, 2012. The TSR performance metric for the 2010 award was not met. Accordingly, the 2010 performance share units were not earned. Compensation expense is based on the fair value of the performance share unit on the date of grant. As of December 31, 2012, compensation expense relating to the unearned 2010 performance share units has been fully amortized.

The fair value is calculated using a Monte Carlo simulation model with the following assumptions:

2010
Dividend yield	2.4%
Expected volatility	64%
Risk free interest rate	1.5%
Weighted average expected life in years	2.7

2011 and 2012 Performance Share Units

The performance share units granted in 2011 and 2012 were extended to certain other non-executive officers. The performance share units granted in 2011 and 2012 both have a one-year performance period ending December 31, 2011 and 2012, respectively, in which the Company must achieve certain earnings per share (“EPS”) from continuing operations, which is a performance condition per ASC 718, followed by a two-year service requirement (i.e., if earned, these shares would vest in full on December 31, 2013 or 2014, respectively). The EPS threshold for the 2011 award was not met. Accordingly, the 2011 performance share units were not earned, and no compensation expense was recorded relating to the 2011 award. The EPS threshold for 2012 was achieved at the maximum level, and 200% of the target shares were earned. Compensation expense included in the consolidated statement of operations for the 2012 performance unit shares for the year ended December 31, 2012 was $ 0.6 million. The total compensation expense for these performance share units is being amortized through the end of the vesting period, December 31, 2014.

NOTE 9 — SHAREHOLDERS’ EQUITY

The Company’s Board of Directors has the authority to issue 90.0 million shares of common stock at a par value of $1 per share. The holders of common stock (i) may receive dividends subject to all of the rights of the holders of preference stock; (ii) shall be entitled to share ratably upon any liquidation of the Company in the assets of the Company, if any, remaining after payment in full to the holders of preference stock; and (iii) receive one vote for each common share held and shall vote together share for share with the holders of voting shares of preference stock as one class for the election of directors and for all other purposes. The Company has 63.4 million and 63.1 million common shares issued as of December 31, 2012 and 2011, respectively. Of those amounts, 62.4 million and 62.2 million common shares were outstanding as of December 31, 2012 and 2011, respectively.

The Company’s Board of Directors is also authorized to provide for the issuance of 0.8 million shares of preference stock at a par value of $1 per share. The authority of the Board of Directors includes, but is not limited to, the determination of the dividend rate, voting rights, conversion and redemption features, and liquidation preferences. The Company has not designated or issued any preference stock as of December 31, 2012.

In May 2010, the Company issued 12.1 million shares of common stock at a price of $6.25 per share for total gross proceeds of $75.6 million. After deducting direct fees, net proceeds to the Company totaled $71.2 million. Proceeds from the equity offering were used to pay down debt.

The change in accumulated other comprehensive loss for each of the three years ended December 31 was as follows ($ in millions):

	2012	2011	2010
Beginning balance	$(76.4)	$(41.6)	$(39.3)
Foreign currency translation adjustment	11.1	(4.3)	(4.5)
Unrealized net gain (loss) on derivatives, net of tax expense of $0.2, $0.1 and $0.0, respectively	0.7	(0.7)	0.8
Change in unrecognized gains (losses) related to pension benefit plans, net of tax benefit (expense) of $0.3, $1.6 and $0.0, respectively	(15.5)	(29.8)	1.4

Ending balance	$(80.1)	$(76.4)	$(41.6)

As of December 31, 2012 and 2011, the ending balance of accumulated other comprehensive loss consisted of cumulative translation adjustment income (loss) of $10.8 million and ($0.3) million, unrealized gain (loss) on derivatives of $0.1 million and ($0.6) million, and unrecognized pension benefit plan costs of ($91.0) million and ($75.5) million, respectively.

NOTE 10 — EARNINGS (LOSS) PER SHARE

Basic EPS is computed by dividing income or loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed based on the weighted average number of shares of common stock outstanding plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding stock options and performance share units and reflect the potential dilution that could occur if options issued under stock-based compensation awards were converted into common stock. In 2012, 2011 and 2010, options to purchase 2.3 million, 2.0 million and 1.9 million shares of the Company’s common stock, respectively, had an antidilutive effect on EPS, and accordingly, are excluded from the calculation of diluted EPS.

The following is a reconciliation of net income (loss) to basic and diluted EPS at December 31 ($ in millions, except per share amounts):

	2012	2011	2010
Income (loss) income from continuing operations	$22.0	$13.1	$(74.1)
Loss from discontinued operations and disposal, net of tax	(49.5)	(27.3)	(101.6)

Net loss	$(27.5)	$(14.2)	$(175.7)

Weighted average shares outstanding — basic	62.3	62.2	57.6
Dilutive effect of common stock equivalents	0.4	-	-

Weighted average shares outstanding — diluted	62.7	62.2	57.6

Basic and diluted earnings (loss) per share:
Income from continuing operations	$0.35	$0.21	$(1.29)
Loss from discontinued operations and disposal, net of tax	$(0.79)	$(0.44)	$(1.76)

Loss per share	$(0.44)	$(0.23)	$(3.05)

NOTE 11 — DISCONTINUED OPERATIONS

The following table presents the operating results of the Company’s discontinued operations for the three-year period ended December 31 ($ in millions):

Federal Signal Technologies	2012	2011	2010
Net sales	$87.0	$106.9	$93.4
Interest allocated to discontinued operations	4.8	-	-
Goodwill and intangible assets impairment	0.6	20.6	78.9
Restructuring charges	-	-	0.6
Other costs and expenses	100.0	116.2	103.2

Loss before income taxes	(18.4)	(29.9)	(89.3)
Income tax benefit	3.6	2.0	2.9

Loss from discontinued operations	$(14.8)	$(27.9)	$(86.4)

China WOFE		2011	2010
Net sales		$0.2	$1.5
Costs and expenses		0.5	3.2
Loss before income taxes		(0.3)	(1.7)
Income tax benefit		-	-
Loss from discontinued operations		$(0.3)	$(1.7)

Riverchase (SSG Segment)			2010
Net sales			$ -
Costs and expenses			1.3

Loss before income taxes			(1.3)
Income tax benefit			-

Loss from discontinued operations			$(1.3)

On June 21, 2012, the Company announced that it had signed a definitive agreement to sell the FSTech Group for $110.0 million, subject to working capital adjustments. In accordance with ASC Topic 360, Impairment and Disposal of Long-Lived Assets (“ASC 360”), the Company met held for sale criteria during the second quarter of 2012 and the FSTech Group was reported as a discontinued operation in the Company’s condensed consolidated financial statements. In accordance with ASC 360-10, net assets held for sale with a carrying value of $121.1 million were written down to fair value less cost to sell or $97.6 million (fair value of $101.0 million and costs to sell of $3.4 million). This write-down resulted in a $23.5 million loss for the six months ended June 30, 2012. The valuation methodology for the net assets held for sale was based upon a contract price which is an observable input (Level 2).

On September 4, 2012, the Company completed the disposition of the assets of the FSTech Group for $110.0 million in cash, subject to working capital adjustments in favor of the buyer of $5.9 million. The Company received $82.1 million in cash at closing and the remaining $22.0 million was placed into escrow as security for indemnification obligations provided by the Company pursuant to the sale agreement, including defense and other costs associated with the Neology lawsuits discussed in Note 13. Additionally, in the third quarter of 2012, the Company recognized an additional loss related to a change in its estimate of total proceeds to be received from escrowed amounts of $5.0 million, an increase in the carrying value of the FSTech Group through the date of divestiture of $0.8 million and additional costs to sell of approximately $0.5 million. The working capital adjustment, the additional loss related to the change in estimated proceeds to be received from escrowed amounts, the increase in the carrying value of the FSTech Group and the additional costs to sell resulted in an additional loss of $12.2 million for the third quarter of 2012. The Company recorded a total loss of $34.7 million on disposal for the year ended December 31, 2012.

A significant portion of the escrow identified for general indemnification obligations will be held for a period of 18 months with the remaining general escrow funds to be held for 36 months. The portion of escrow associated with the Neology lawsuits and certain other indemnifications are to be held for a period of up to 48 months, but may be released earlier under certain conditions. If and when the relevant conditions associated with the Neology lawsuits and certain other contingencies are resolved and any remaining escrowed proceeds are released, the Company may recognize an adjustment to the loss from discontinued operations in its financial statements. The net carrying amount of the escrow receivable at December 31, 2012 is $8.0 million and is classified in deferred charges and other assets. As discussed in Note 5, the Company used $75.0 million of the sale proceeds to repay obligations under its existing credit facilities pursuant to mandatory prepayment provisions under those facilities.

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

During the fourth quarter of 2011, the Company performed the annual assessment, determined that the goodwill and certain trade names within the FSTech Group were lower than the carrying value, and recorded impairment charges of $14.8 million and $7.4 million, respectively.

During the fourth quarter of 2010, the Company performed the annual assessment, determined that the goodwill and certain trade names within the FSTech Group reporting unit were lower than carrying value, and recorded impairment charges of $67.1 million and $11.8 million, respectively. As of December 31, 2010, the goodwill impairment charge was an estimate. Upon completion of the detailed second step impairment analysis in the first quarter of 2011, the Company recorded an adjustment of $1.6 million which reduced a portion of the original goodwill impairment recognized during the fourth quarter of 2010.

In accordance with ASC 205-20-45-6, Allocation of Interest to Discontinued Operations, the Company has allocated interest on debt that is required to be repaid as a result of a disposal transaction to discontinued operations. The consolidated financial statements for all periods presented have been recast to present the operating results of the FSTech Group and previously divested or exited businesses as discontinued operations.

In December 2010, the Company determined that its China WOFE business was no longer strategic. The results of the China WOFE operations previously were included within the Environmental Solutions and Safety and Security Systems Groups. In 2012, the Company recorded a gain of $0.4 million on discontinued operations associated with the liquidation of the assets of the China WOFE business. The 2011 loss includes $0.5 million of costs associated with the winddown of the business. The 2010 loss includes a write-down of $2.1 million to reflect the estimated fair value of the net assets and certain other costs associated with the dissolution of the business.

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

In May 2012, the Company sold its Pearland Texas facility, which was previously used by the Company’s discontinued Pauluhn business, for proceeds of $0.9 million and recorded a pre-tax gain of $0.4 million. The Company retains certain liabilities for discontinued operations prior to January 1, 2010, primarily for environmental remediation and product liability.

Included in liabilities at December 31, 2012 and 2011 is $1.8 million and $2.2 million, respectively, related to environmental remediation at the Pearland, Texas facility, and $4.6 million and $5.1 million, respectively, relating to estimated product liability obligations of the discontinued North American refuse truck body business.

The following table shows an analysis of assets and liabilities of discontinued operations as of December 31 ($ in millions):

	2012	2011
Current assets	$0.8	$35.9
Properties and equipment	-	2.7
Long-term assets	0.7	93.7
Financial service assets, net	0.5	1.0

Total assets of discontinued operations	$2.0	$133.3

Current liabilities	$6.4	$24.1
Long-term liabilities	8.6	15.0
Financial service liabilities	-	0.9

Total liabilities of discontinued operations	$15.0	$40.0

NOTE 12 — RESTRUCTURING

During 2012 and 2010, the Company announced restructuring initiatives. As of December 31, 2012 and 2011, the Company’s total restructuring accrual was $1.0 million and $0.1 million, respectively, and was included in accrued liabilities other on the consolidated balance sheets. There were no new restructuring activities initiated in 2011. The Company continues to review its business for opportunities to reduce operating expenses and focus on executing its strategy based on core competencies and cost efficiencies.

2012 Plan

During the first quarter of 2012, the Company recorded expenses of $0.9 million related to severance costs in the Safety and Security Systems Group. During the fourth quarter of 2012, the Company recorded an additional $0.6 million related to severance costs within corporate expense. These actions are expected to be completed within the next 12 months.

2010 Plan

During 2010, the Company announced restructuring initiatives and other functional reorganizations focused on aligning its cost base with revenues and recorded $4.0 million in restructuring charges related to a global reduction in force across all functions. The Company completed the 2010 plan initiatives in 2012 and released the remaining $0.1 million reserve to income during the second quarter of 2012.

In 2010, the Company also recorded an additional $0.4 million in restructuring charges related to an initiative started in 2009. The Company completed these actions as of December 31, 2010.

The following table summarizes the 2010 restructuring charges by segment and the total charges estimated to be incurred ($ in millions):

Group	Pre-Tax Restructuring Charges at December 31, 2010
Environmental Solutions	$0.8
Safety and Security Systems	1.8
Fire Rescue	0.6
Corporate	1.2

Total restructuring	$4.4

The following presents an analysis of the restructuring reserves included in other accrued liabilities as of December 31, 2012 and 2011, respectively ($ in millions):

	Severance	Other	Total
2012 Plan
Balance as of December 31, 2011	$-	$ -	$-
Charges to selling, general and administrative expenses	1.5	-	1.5
Cash payments	(0.5)	-	(0.5)

Balance as of December 31, 2012	$1.0	$-	$1.0

	Severance	Other	Total
2010 Plan
Balance as of December 31, 2009	$-	$-	$-
Charges to selling, general and administrative expenses	3.5	0.5	4.0
Cash payments	(1.6)	(0.1)	(1.7)

Balance as of December 31, 2010	$1.9	$0.4	$2.3

Charges to selling, general and administrative expenses	0.1	(0.1)	-
Cash payments	(2.0)	(0.2)	(2.2)

Balance as of December 31, 2011	-	0.1	0.1

Charges and adjustments to selling, general and administrative expenses	-	(0.1)	(0.1)

Balance as of December 31, 2012	$-	$-	$-

NOTE 13 — LEGAL PROCEEDINGS

The Company is subject to various claims, other pending and possible legal actions for product liability and other damages, and other matters arising out of the conduct of the Company’s business. On a quarterly basis, the Company reviews the uninsured material legal claims against the Company. The Company accrues for the costs of such claims as appropriate and in the exercise of its best judgment and experience. However, due to a lack of factual information available to the Company about a claim, or the procedural stage of a claim, it may not be possible for the Company to reasonably assess either the probability of a favorable or unfavorable outcome of the claim or to reasonably estimate the amount of loss should there be an unfavorable outcome. Therefore, for many of the claims, the Company cannot estimate a range of loss.

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

The Company has been sued by firefighters seeking damages claiming that exposure to the Company’s sirens has impaired their hearing and that the sirens are therefore defective. There were 33 cases filed during the period of 1999 through 2004, involving a total of 2,443 plaintiffs, in the Circuit Court of Cook County, Illinois. These cases involved more than 1,800 firefighter plaintiffs from locations outside of Chicago. Beginning in 2009, six additional cases were filed in Cook County, involving 299 Pennsylvania firefighter plaintiffs. The trial of the first 27 of these plaintiffs’ claims occurred in 2008, when a Cook County jury returned a unanimous verdict in favor of the Company. An additional 40 Chicago firefighter plaintiffs were selected for trial in 2009. Plaintiffs’ counsel later moved to reduce the number of plaintiffs from 40 to nine. The trial for these nine plaintiffs concluded with a verdict returned against the Company and for the plaintiffs in varying amounts totaling $0.4 million. The Company appealed this verdict. On September 13, 2012, the Illinois Appellate Court rejected this appeal. Two justices voted to uphold the verdict and one justice filed a lengthy and vigorous dissent. The Company thereafter filed a petition for rehearing with the Appellate Court. The Appellate Court denied this petition on February 7, 2013. The Company intends to seek further review of this verdict by filing a petition for leave to appeal with the Illinois Supreme Court. A third consolidated trial involving eight Chicago firefighter plaintiffs occurred during November 2011. The jury returned a unanimous verdict in favor of the Company at the conclusion of this trial. Following this trial, the trial court on March 12, 2012 entered an order certifying a class of the remaining Chicago Fire Department firefighter plaintiffs for trial on the sole issue of whether the Company’s sirens were defective and unreasonably dangerous. The Company petitioned the Illinois appellate court for interlocutory appeal of this ruling. On May 17, 2012, the Illinois Appellate Court accepted the Company’s petition. On June 8, 2012, plaintiffs moved to dismiss the appeal, agreeing with the Company that the trial court had erred in certifying a class action trial in this matter. Pursuant to plaintiffs’ motion, the appellate court reversed the trial court’s certification order. Thereafter, the trial court scheduled another consolidated trial, involving three firefighter plaintiffs, which was scheduled to begin on December 6, 2012.

Prior to the start of this fourth trial, the claims of two of the three firefighter plaintiffs involved in the case were dismissed. On December 17, 2012, the jury entered a complete defense verdict for the Company in this trial. Following this defense verdict, plaintiffs again moved to certify a class of Chicago Fire Department plaintiffs for trial on the sole issue of whether the Company’s sirens were defective and unreasonably dangerous. Over the Company’s objection, the trial court granted plaintiffs’ motion for class certification on March 11, 2013. A class action trial is scheduled to begin on June 10, 2013. The Company currently plans to seek appellate court review of the Order granting plaintiffs’ motion for class certification.

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

Firefighters have brought hearing loss claims against the Company in jurisdictions other than Philadelphia and Cook County. In particular, cases have been filed in New Jersey, Missouri, Maryland and New York. All of those cases, however, were dismissed prior to trial, including four cases in the Supreme Court of Kings County, New York which were dismissed upon the Company’s motion in 2008. The trial court subsequently denied reconsideration of its ruling. On appeal, the appellate court affirmed the trial court’s dismissal of these cases. Plaintiffs’ attorneys have threatened to file additional lawsuits. The Company intends to vigorously defend all of these lawsuits, if filed.

The Company’s ongoing negotiations with its insurer, CNA, over insurance coverage on these claims have resulted in reimbursements of a portion of the Company’s defense costs. In the year ended December 31, 2012, the Company recorded $0.7 million of reimbursements from CNA related to legal costs incurred in the prior year, as a reduction of corporate operating expenses, of which $0.6 million had been received as of December 31, 2012. In the years ended December 31, 2011 and 2010, the Company recorded $0.8 million and $0.6 million, respectively, of CNA reimbursements.

On July 29, 2011, Neology, Inc. (“Neology”) filed a complaint against the Company in the U.S. District Court of Delaware for alleged patent infringements. The lawsuit demands that the Company cease manufacturing, marketing, importing or selling Radio Frequency Identification (“RFID”) systems and products that allegedly infringe certain specified patents owned by Neology, and also demands compensation for past alleged infringement. The Company has denied the allegations in the complaint. On December 2, 2011, Neology filed a motion for preliminary injunction, requesting that the court enter an order preliminarily enjoining the Company from further alleged infringement of certain Neology patents. On June 18, 2012, a U.S. District Court Magistrate issued a Report and Recommendation that the motion for a preliminary injunction be denied. On August 12, 2012, a U.S. District Court Judge adopted that Report and Recommendation. On August 20, 2012, Neology filed a motion for leave to file for partial summary judgment against the Company regarding two of the patents in issue in this litigation. On September 21, 2012, a U.S. District Court Magistrate denied the motion.

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

In connection with the closing of the sale of the FSTech Group to 3M Company on September 4, 2012, 3M Company agreed to assume the defense of the Neology lawsuits. A portion of the purchase price proceeds was placed into escrow to be held for a period of 48 months as security for our indemnification obligations as well as defense and other costs associated with the lawsuits, subject to early release under certain conditions. Information regarding the Company’s discontinued operations is included in Note 11.

NOTE 14 — SEGMENT AND RELATED INFORMATION

The Company has three continuing operating segments as defined under ASC Topic 280, Segment Reporting. Business units are organized under each segment because they share certain characteristics, such as technology, marketing, distribution and product application, which create long-term synergies. The principal activities of the Company’s operating segments are as follows:

Information regarding the Company’s discontinued operations is included in Note 11.

Safety and Security Systems — Our Safety and Security Systems Group is a leading manufacturer and supplier of comprehensive systems and products that law enforcement, fire rescue, emergency medical services, campuses, military facilities and industrial sites use to protect people and property. Offerings include systems for campus and community alerting, emergency vehicles, first responder interoperable communications, industrial communications and command and municipal networked security. Specific products include vehicle lightbars and sirens, public warning sirens and public safety software. Products are primarily sold under the Federal SignalTM , Federal Signal VAMATM, Target Tech®, and VictorTM brand names. The Group operates manufacturing facilities in North America, Europe, and South Africa.

Fire Rescue — The Fire Rescue Group manufactures articulated and telescopic aerial platforms for rescue and fire fighting and for maintenance purposes. This Group sells to municipal and industrial fire services, civil defense authorities, rental companies, electric utilities and industrial customers. The Group manufactures in Finland and sells globally under the Bronto Skylift® brand name.

Environmental Solutions — The Environmental Solutions Group manufactures a variety of self-propelled street cleaning vehicles, vacuum loader vehicles, municipal catch basin/sewer cleaning vacuum trucks, and waterblasting equipment. This Group sells primarily to municipal and government customers and industrial contractors. Products are sold under the Elgin®, Vactor®, Guzzler® and Jetstream® brand names. The Group primarily manufactures its vehicles and equipment in the United States.

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

Revenues attributed to customers located outside of the U.S. aggregated $310.5 million in 2012, $268.2 million in 2011 and $258.5 million in 2010, of which sales exported from the U.S. aggregated $127.9 million, $126.1 million and $112.4 million, respectively.

A summary of the Company’s continuing operations by segment for each of the three years in the period ended December 31 is as follows ($ in millions):

	2012	2011	2010
Net sales
Safety and Security Systems	$240.3	$221.4	$214.5
Fire Rescue	135.1	109.5	108.8
Environmental Solutions	427.8	357.8	309.8

Total net sales	$803.2	$688.7	$633.1

Operating income
Safety and Security Systems	$27.9	$21.5	$23.7
Fire Rescue	8.9	6.6	9.4
Environmental Solutions	42.0	24.5	17.9
Corporate expense	(27.3)	(19.4)	(38.6)

Total operating income	51.5	33.2	12.4
Interest expense	21.4	16.4	10.2
Debt settlement charges	3.5	-	-
Other expenses	0.7	0.2	1.2

Income before income taxes	$25.9	$16.6	$1.0

Depreciation and amortization
Safety and Security Systems	$4.3	$4.4	$3.7
Fire Rescue	2.6	2.5	2.2
Environmental Solutions	5.4	5.2	4.7
Corporate	0.9	0.9	0.8

Total depreciation and amortization	$13.2	$13.0	$11.4

	2012	2011
Identifiable assets
Safety and Security Systems	$209.5	$200.3
Fire Rescue	122.5	117.3
Environmental Solutions	237.5	231.7
Corporate	41.7	24.1

Total assets of continuing operations	611.2	573.4
Assets of discontinued operations	2.0	133.8

Total identifiable assets	$613.2	$706.7

	2012	2011	2010
Capital expenditures
Safety and Security Systems	$2.7	$3.6	$3.0
Fire Rescue	3.1	2.9	1.1
Environmental Solutions	6.4	6.7	6.5
Corporate	0.8	0.3	0.7

Total capital expenditures	$13.0	$13.5	$11.3

The segment information provided below is classified based on geographic location of the Company’s subsidiaries ($ in millions):

	2012	2011	2010
Net sales
United States	$492.7	$420.5	$374.6
Europe/Other	259.0	229.0	220.0
Canada	51.5	39.2	38.5

	$803.2	$688.7	$633.1

Long-lived assets (excluding intangibles)
United States	$54.5	$45.4
Europe	16.8	16.0
Other	0.5	0.6

	$71.8	$62.0

NOTE 15 — COMMITMENTS AND CONTINGENCIES

At December 31, 2012 and 2011, the Company had outstanding standby letters of credit aggregating $29.2 million and $34.2 million, respectively, principally to act as security for retention levels related to casualty insurance policies and to guarantee the performance of subsidiaries that engage in export transactions to non-U.S. governments and municipalities.

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

Changes in the Company’s warranty liabilities for the years ended December 31, 2012 and 2011 were as follows ($ in millions):

	2012	2011
Balance at January 1	$6.7	$5.5
Provisions to expense	5.8	9.7
Actual costs incurred	(5.7)	(8.5)

Balance at December 31	$6.8	$6.7

The Company retained an environmental consultant to conduct an environmental risk assessment at the Pearland, Texas facility. The facility, which was previously used by the Company’s discontinued Pauluhn business, manufactured marine, offshore and industrial lighting products. The Company sold the facility in May 2012. While the Company has not finalized its plans, it is probable that the site will require remediation. As of December 31, 2012 and 2011, $1.8 million and $2.2 million, respectively, of reserves related to the environmental remediation of the Pearland facility are included in liabilities of discontinued operations on the consolidated balance sheet. The recorded reserves are based on an undiscounted estimate of the range of costs to remediate the site, depending upon the remediation approach and other factors. The Company’s estimate may change in the near term as more information becomes available; however, the costs are not expected to have a material adverse effect on the Company’s results of operations, financial position or liquidity.

NOTE 16 — NEW ACCOUNTING PRONOUNCEMENTS

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

In June 2011, the FASB issued ASU No. 2011-05, Topic 220, Presentation of Comprehensive Income, which requires companies to include a statement of comprehensive income as part of its interim and annual financial statements. The guidance gives companies the option to present net income and comprehensive income either in one continuous statement or in two separate but consecutive statements. This approach represents a change from prior U.S. GAAP, which allowed companies to report other comprehensive income (“OCI”) and its components in the statement of shareholders’ equity. The current guidance allows companies to present OCI either net of tax with details in the notes or shown gross of tax (with tax effects shown parenthetically). The Company’s disclosure of comprehensive income for the years ended December 31, 2012, 2011 and 2010 is presented in the Company’s consolidated statements of comprehensive income. Under this guidance, certain information included in the consolidated statements of shareholders’ equity is shown in the statement of comprehensive income. This guidance is effective for fiscal years beginning after December 15, 2011. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning January 1, 2012 and should be applied retrospectively. The guidance impacts disclosures only and the Company’s adoption of this guidance on January 1, 2012 did not have an impact on its financial position, results of operations or cash flows.

In September 2011, the FASB issued ASU No. 2011-08, Topic 350, Testing of Goodwill for Impairment, which allows companies to assess qualitative factors to determine whether they need to perform the two-step quantitative goodwill impairment test. Under the option, an entity no longer would be required to calculate the fair value of a reporting unit unless it determines, based on that qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The ASU may change how a company tests goodwill for impairment but should not change the timing or measurement of goodwill impairments. The ASU is effective for fiscal years beginning after December 15, 2011. The Company performed its annual goodwill impairment test as of October 31, 2012. The Company’s adoption of this guidance on January 1, 2012 did not have an impact on its results of operations, financial position or cash flows.

In December 2011, the FASB issued ASU No. 2011-11, Topic 210, Disclosures about Offsetting Assets and Liabilities. This update is intended to improve the comparability of statements of financial position prepared in accordance with U.S. GAAP and IFRS, requiring both gross and net presentation of offsetting assets and liabilities. The new requirements are effective for fiscal years beginning on or after January 1, 2013, and for interim periods within those fiscal years. As this guidance only affects disclosures, the adoption of this standard will not have an impact on the Company’s results of operations, financial position or cash flows.

No other new accounting pronouncements issued or effective during 2012 have had or are expected to have a material impact on the consolidated financial statements.

NOTE 17 — SELECTED QUARTERLY DATA (UNAUDITED)

The Company reports its interim quarterly periods on a 13-week basis ending on a Saturday with the fiscal year ending on December 31. For convenience purposes, the Company uses “March 31”, “June 30”, “September 30” and “December 31” to refer to its results of operations for the quarterly periods then ended. In 2012, the Company’s interim quarterly periods ended March 31, June 30, September 29 and December 31; and in 2011, the Company’s interim quarterly periods ended April 2, July 2, October 1 and December 31, respectively.

The following is a summary of the quarterly results of operations, including income per share, for the Company for the quarterly periods of fiscal 2012 and 2011 ($ in millions, except per share amount):

	2012
	March 31	June 30	September 30	December 31
Net sales	$196.1	$204.4	$185.0	$217.7
Gross profit	45.3	49.2	45.6	49.7
Income from continuing operations	3.1	9.6	4.4	4.9
Loss from discontinued operations and disposal	(4.2)	(26.1)	(19.1)	(0.1)
Net (loss) income	(1.1)	(16.5)	(14.7)	4.8
Per share data — diluted:
Earnings from continuing operations	$0.05	$0.15	$0.07	$0.08
Earnings (loss) from discontinued operations	(0.07)	(0.41)	(0.31)	0.00
Net (loss) income	(0.02)	(0.26)	(0.24)	0.08

	2011
	March 31	June 30	September 30	December 31,
Net sales	$150.3	$175.6	$167.8	$195.0
Gross profit	33.3	39.9	36.5	45.7
(Loss) income from continuing operations	(2.4)	5.7	3.3	6.5
Loss from discontinued operations and disposal	(3.4)	(1.3)	(0.9)	(21.7)
Net (loss) income	(5.8)	4.4	2.4	(15.2)
Per share data — diluted:
(Loss) earnings from continuing operations	$(0.04)	$0.09	$0.05	$0.11
Loss from discontinued operations	(0.05)	(0.02)	(0.01)	(0.36)
Net (loss) income	(0.09)	0.07	0.04	(0.25)

NOTE 18 — SUBSEQUENT EVENT

On March 13, 2013, the Company entered into a new credit agreement (the “2013 Credit Agreement”), by and among the Company, as borrower, Wells Fargo Bank, N.A., as administrative agent, swingline lender and issuing lender, General Electric Capital Corporation as syndication agent, and five additional lenders. The 2013 Credit Agreement provides the Company with a new $225.0 million senior secured credit facility (the “Senior Secured Credit Facility”) comprised of a five-year fully funded term loan in the amount of $75.0 million maturing March 13, 2018, and a five-year $150.0 million revolving credit facility under which borrowings may be made from time to time during the term of the Senior Secured Credit Facility. The revolving credit facility provides for loans and letters of credit in an amount up to an aggregate of $150.0 million, with a sub-limit of $50.0 million for letters of credit.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act Rule 13a-15(e)) as of December 31, 2012.

Based on that evaluation, the Company’s Chief Executive Officer and Interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2012.

(b)	Management’s Annual Report on Internal Control over Financial Reporting and Attestation Report of the Registered Public Accounting Firm

The Company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on the assessment, management concluded that, as of December 31, 2012, the Company’s internal control over financial reporting is effective.

Ernst & Young LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued its report, included herein, on the effectiveness of the Company’s internal control over financial reporting. See “Report of Independent Registered Public Accounting Firm” on page 29.

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

Item 9B.  Other Information.

On March 13, 2013, the Company entered into a new credit agreement (the “2013 Credit Agreement”), by and among the Company, as borrower, Wells Fargo Bank, N.A., as administrative agent, swingline lender and issuing lender, General Electric Capital Corporation as syndication agent, and five additional lenders. The 2013 Credit Agreement provides the Company with a new $225.0 million senior secured credit facility (the “Senior Secured Credit Facility”) comprised of a five-year fully funded term loan in the amount of $75.0 million maturing March 13, 2018, and a five-year $150.0 million revolving credit facility under which borrowings may be made from time to time during the term of the Senior Secured Credit Facility. The revolving credit facility provides for loans and letters of credit in an amount up to an aggregate of $150.0 million, with a sub-limit of $50.0 million for letters of credit.

Borrowings under the Senior Secured Credit Facility bear interest, at the Company’s option, at a base rate or a LIBOR rate, plus, in each case, an applicable margin. The applicable margin ranges from 1.00% to 2.00% for base rate borrowings and 2.00% to 3.00% for LIBOR borrowings. The Company must also pay a commitment fee to the Senior Secured Credit Facility lenders ranging between 0.25% to 0.45% per annum on the unused portion of the $150.0 million revolving credit facility along with other standard fees. Letter of credit fees are payable on outstanding letters of credit in an amount equal to the applicable LIBOR margin plus other customary fees.

The Senior Secured Credit Facility requires equal quarterly installment payments of the $75.0 million term loan beginning on June 30, 2013 based on the following amortization schedule: 7.5% of the original amount in the first year, 10.0% of the original amount in each of the second and third years, 12.5% of the original amount in each of the fourth and fifth years, and the remaining balance on March 13, 2018, the maturity date.

The Company is allowed to prepay in whole or in part advances under the revolving credit facility and all or any part of the term loan without penalty or premium other than customary “breakage” costs with respect to LIBOR loans.

The Senior Secured Credit Facility requires the Company to comply with financial covenants related to the maintenance of a minimum fixed charge coverage ratio and maximum leverage ratio. The financial covenants are measured at each fiscal quarter-end.

Under the Senior Secured Credit Facility, restricted payments, including dividends, shall be permitted only if the pro-forma leverage ratio, after giving effect to such payment, is less than 3.25, there is pro-forma compliance with all other financial covenants after giving effect to such payment, and there are no existing defaults under the Senior Secured Credit Facility.

The Senior Secured Credit Facility is secured by a first priority security interest in all now or hereafter acquired domestic property and assets and the stock or other equity interests in each of the domestic subsidiaries and certain of the first-tier foreign subsidiaries, subject to certain exclusions.

The Company used the proceeds from the Senior Secured Credit Facility to (i) repay the outstanding balance of the Term Loan, (ii) repay outstanding balances under the ABL Facility, (iii) finance the ongoing general corporate needs of the Company and its subsidiaries; (iv) pay fees and expenses associated with repayment of amounts due under the Term Loan and the ABL Facility, including the payment of approximately $4.1 million in prepayment premiums under the Term Loan; and (v) pay fees and expenses associated with the Senior Secured Credit Facility.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

A list of our executive officers and biographical information appears in Item 1 of Part I of this Form 10-K. Information regarding directors and nominees for directors is set forth in the Company’s proxy statement for its 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

Information regarding Compliance with Section 16(a) of the Exchange Act is set forth in the Company’s 2013 proxy statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference. Information regarding the Company’s Audit Committee, Nominating and Governance Committee, and Compensation and Benefits Committee are set forth in the Company’s 2013 proxy statement under the caption “Information Concerning the Board of Directors” and is incorporated herein by reference.

The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer and principal accounting officer. This code of ethics and the Company’s corporate governance policies are posted on the Company’s website at www.federalsignal.com. The Company intends to satisfy its disclosure requirements regarding amendments to or waivers from its code of ethics by posting such information on this website. The charters of the Audit Committee, Nominating and Corporate Governance Committee, and Compensation and Benefits Committee of the Company’s Board of Directors are available on the Company’s website and are also available in print free of charge.

Item 11.  Executive Compensation.

The information contained under the captions “Information Concerning the Board of Directors,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Compensation and Benefits Committee Report” and “Executive Compensation” of the Company’s 2013 proxy statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information regarding security ownership of certain beneficial owners, of all directors and nominees, of the named executive officers, and of directors and executive officers as a group is set forth in the Company’s 2013 proxy statement under the caption “Ownership of Our Common Stock” and is incorporated herein by reference. Information regarding our equity compensation plans is set forth in the Company’s 2013 proxy statement under the caption “Equity Compensation Plan Information” and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Information regarding certain relationships is hereby incorporated by reference from the Company’s 2013 proxy statement under the heading “Information Concerning the Board of Directors” and under the heading “Certain Relationships and Related Party Transactions.”

Item 14.  Principal Accountant Fees and Services.

Information regarding principal accountant fees and services is incorporated by reference from the Company’s 2013 proxy statement under the heading “Accounting Fees.”

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

1. Financial Statements

The following consolidated financial statements of Federal Signal Corporation and Subsidiaries and the report of the Independent Registered Public Accounting Firm contained under Item 8 of Part II this Form 10-K are incorporated herein by reference:

(a)	Consolidated balance sheets as of December 31, 2012 and 2011;

(b)	Consolidated Statements of Operations for the Years Ended December 31, 2012, 2011 and 2010;

(c)	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2012, 2011 and 2010;

(d)	Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2012, 2011 and 2010;

(e)	Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011 and 2010; and

(f)	Notes to Consolidated Financial Statements.

2. Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts of Federal Signal Corporation and Subsidiaries, for the three years ended December 31, 2012 is filed as a part of this Report in response to Item 15(a) (2):

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
Dennis J. Martin
President and Chief Executive Officer (Principal Executive Officer)

Date: March 15, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated, as of March 15, 2013.

/s/ Dennis J. Martin Dennis J. Martin	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Braden N. Waverley Braden N. Waverley	Interim Chief Financial Officer (Principal Financial Officer)

/s/ Charles F. Avery, Jr. Charles F. Avery, Jr.	Vice President, Corporate Controller and Chief Information Officer (Principal Accounting Officer)

/s/ James E. Goodwin James E. Goodwin	Chairman and Director

/s/ Charles R. Campbell Charles R. Campbell	Director

/s/ Paul W. Jones Paul W. Jones	Director

/s/ Richard R. Mudge Richard R. Mudge	Director

/s/ William F. Owens William F. Owens	Director

/s/ Brenda L. Reichelderfer Brenda L. Reichelderfer	Director

/s/ Dominic A. Romeo Dominic A. Romeo	Director

SCHEDULE II

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

Valuation and Qualifying Accounts

For the Years Ended December 31, 2012, 2011 and 2010

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions Accounts Written off Net of Recoveries	Balance at End of Year
	($ in millions)
Allowance for doubtful accounts:
Year ended December 31, 2012:	$2.4	$0.6	$(0.6)	$2.4

Year ended December 31, 2011:	$2.4	$0.4	$(0.4)	$2.4

Year ended December 31, 2010:	$1.9	$1.1	$(0.6)	$2.4

Inventory obsolescence:
Year ended December 31, 2012:	$7.7	$4.2	$(3.1)	$8.8

Year ended December 31, 2011:	$7.4	$2.3	$(2.0)	$7.7

Year ended December 31, 2010:	$7.1	$2.2	$(1.9)	$7.4

Income tax valuation allowances:
Year ended December 31, 2012:	$123.9	$17.3	$(9.4)	$131.8

Year ended December 31, 2011:	$112.8	$11.2	$(0.1)	$123.9

Year ended December 31, 2010:	$25.2	$89.4	$(1.8)	$112.8

EXHIBIT INDEX

The following exhibits, other than those incorporated by reference, have been included in the Company’s Form 10-K filed with the Securities and Exchange Commission. The Company shall furnish copies of these exhibits upon written request to the Corporate Secretary at the address given on the cover page.

3.	a.	Restated Certificate of Incorporation of the Company. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed April 30, 2010.
	b.	Amended and Restated By-laws of the Company. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed February 28, 2012.
4.	a.	Second Amended and Restated Credit Agreement among the Company, Bank of Montreal and other third party lenders named therein, dated April 25, 2007. Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended September 30, 2007.
	b.	Supplemental Agreement to the Second Amended and Restated Credit Agreement among the Company, Federal Signal of Europe B.V. y CIA, SC, and Bank of Montreal, Ireland and other third party lenders named therein, dated September 6, 2007. Incorporated by reference to Exhibit 4.C to the Company’s Form 10-K for the year ended December 31, 2007.
	c.	Second Amendment and Waiver to the Second Amended and Restated Credit Agreement, dated March 27, 2008. Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended March 31, 2008.
	d.	Global Amendment to Note Purchase Agreements between the Company and the holders of senior notes named therein, dated April 27, 2009. Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2009.
	e.	Third Amendment and Waiver to the Second Amended and Restated Credit Agreement, dated March 15, 2011. Incorporated by reference to Exhibit 4.e to the Company’s Form 10-K for the year ended December 31, 2011.
	f.	Second Global Amendment and Waiver to the Note Purchase Agreements, dated March 15, 2011. Incorporated by reference to Exhibit 4.f to the Company’s Form 10-K for the year ended December 31, 2011.
10.	a.	The 1996 Stock Benefit Plan, as amended. Incorporated by reference to Exhibit 10.(A) to the Company’s Form 10-K for the year ended December 31, 2003.(1)
	b.	Supplemental Pension Plan. Incorporated by reference to Exhibit 10.C to the Company’s Form 10-K for the year ended December 31, 1995.(1)
	c.	Executive Disability, Survivor and Retirement Plan. Incorporated by reference to Exhibit 10.D to the Company’s Form 10-K for the year ended December 31, 1995.(1)
	d.	Director Deferred Compensation Plan. Incorporated by reference to Exhibit 10.H to the Company’s Form 10-K for the year ended December 31, 1997.(1)
	e.	Pension Agreement with Stephanie K. Kushner. Incorporated by reference to Exhibit 10.G to the Company’s Form 10-K for the year ended December 31, 2002.(1)
	f.	Savings Restoration Plan, as amended and restated January 1, 2007. Incorporated by reference to Exhibit 10.FF to the Company’s Form 10-K for the year ended December 31, 2008.(1)
	g.	First Amendment of the Federal Signal Corporation Savings Restoration Plan. Incorporated by reference to Exhibit 10.MM to the Company’s Form 10-K for the year ended December 31, 2008.(1)
	h.	Second Amendment to Federal Signal Corporation Savings Restoration Plan. Incorporated by reference to Exhibit 10.NN to the Company’s Form 10-K for the year ended December 31, 2008.(1)
	i.	Third Amendment to Federal Signal Corporation Savings Restoration Plan. Incorporated by reference to Exhibit 10.OO to the Company’s Form 10-K for the year ended December 31, 2008.(1)
	j.	Executive General Severance Plan, as amended and restated August 2012. Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2012.(1)
	k.	Form of 2008 Executive Change-In-Control Severance Agreement (Tier 1) with certain executive officers. Incorporated by reference to Exhibit 10.HH to the Company’s Form 10-K for the year ended December 31, 2008.(1)

l.	Form of 2008 Executive Change-In-Control Severance Agreement (Tier 2) with and certain executive officers. Incorporated by reference to Exhibit 10.II to the Company’s Form 10-K for the year ended December 31, 2008.(1)
m.	Employment Letter Agreement between the Company and William G. Barker, III dated November 10, 2008. Incorporated by reference to Exhibit 10.JJ to the Company’s Form 10-K for the year ended December 31, 2008.(1)
n.	Forms of Equity Award Agreements. Incorporated by reference to Exhibit 10.LL to the Company’s Form 10-K for the year ended December 31, 2008, Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended March 31, 2009 and Exhibit 10 to the Company’s Form 10-Q for the quarter ended June 30, 2010.(1)
o.	Share Purchase Agreement among Fayat, Federal Signal of Europe B.V. and the Company, dated July 16, 2009. Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2009.
p.	Arrangement Agreement between the Company and 1815315 Ontario Limited and Sirit Inc., dated January 13, 2010. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed January 15, 2010.
q.	Release and Severance Agreement between the Company and David R. McConnaughey, dated January 20, 2010. Incorporated by reference to Exhibit 10.00 of the Company’s Form 10-K filed February 26, 2010.(1)
r.	Release and Severance Agreement by and between the Company and William H. Osborne. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed November 3, 2010.(1)
s.	Global Settlement Agreement between and among the Company and the law firm of Cappelli Mustin LLC, including each attorney with Cappelli Mustin. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed January 10, 2011.
t.	Form of 2010 Executive Change-In-Control Severance Agreement with certain executive officers (Tier 1). Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2010.(1)
u.	Form of 2010 Executive Change-In-Control Severance Agreement with certain executive officers (Tier 2). Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended March 31, 2010.(1)
v.	Employment Agreement between the Company and Manfred Rietsch, dated 2010. Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the Company’s Form 10-Q for the quarter ended March 31, 2010.(1)
w.	2005 Executive Incentive Compensation Plan (2010 Restatement). Incorporated by reference to Appendix B to the Company’s Definitive Proxy statement filed on Schedule 14A filed March 25, 2010.(1)
x.	Federal Signal Corporation Executive Incentive Performance Plan, as amended and restated. Incorporated by reference to Appendix C to the Company’s Definitive Proxy Statement filed on Schedule 14A filed March 25, 2010.(1)
y.	Release and Severance Agreement by and between the Company and Jennifer M. Erfurth, dated January 7, 2011. Incorporated by reference to Exhibit 10.z to the Company’s Form 10-K for the year ended December 31, 2011.(1)
z.	Release and Severance Agreement by and between the Company and Fred H. Lietz dated January 7, 2011. Incorporated by reference to Exhibit 10.aa to the Company’s Form 10-K for the year ended December 31, 2011.(1)
aa.	Credit Agreement, dated as of February 22, 2012, by and among the Company, the lenders identified on the signature pages thereof, General Electric Capital Corporation, as a co-collateral agent and Wells Fargo Capital Finance, LLC, as administrative agent and a co-collateral agent. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K/A filed September 21, 2012.(3)
bb.	Financing Agreement, dated as of February 22, 2012, by and among the Company, certain Subsidiaries of the Company, as Guarantors, the Lenders from time to time party thereto, and TPG Specialty Lending, Inc., as administrative agent, collateral agent and sole lead arranger. Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K/A filed September 21, 2012.(3)

	cc.	Intercreditor Agreement, dated as of February 22, 2012, among Wells Fargo Capital Finance, LLC, as the ABL Agent, and TPG Specialty Lending, Inc., as the Term Agent. Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed February 28, 2012.
	dd.	Asset Purchase Agreement dated as of June 20, 2012, by and among 3M Company, a Delaware corporation, the Company, and certain subsidiaries of the Company identified on the signature pages thereto. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed June 25, 2012.
	ee.	Amendment No. 1, dated as of August 3, 2012, to the Asset Purchase Agreement dated as of June 20, 2012, by and among the Company, and certain subsidiaries of the Company identified therein, in favor of 3M Company, a Delaware corporation, and one or more subsidiaries of 3M Company identified therein. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed September 7, 2012.
	ff.	Amendment No. 2, dated as of September 4, 2012, to the Asset Purchase Agreement dated as of June 20, 2012, by and among the Company, and certain subsidiaries of the Company identified therein, in favor of 3M Company, a Delaware corporation, and one or more subsidiaries of 3M Company identified therein. Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed September 7, 2012.
	gg.	Consulting Agreement dated October 10, 2012 between the Company and Braden Waverly. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed October 12, 2012.
	hh.	Short Term Incentive Bonus Plan.*
	ii.	Credit Agreement dated as of March 13, 2013, by and among the Company, as Borrower, the Lenders referred to therein, as Lenders, and Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender, General Electric Capital Corporation, as Syndication Agent, Wells Fargo Securities, LLC, and GE Capital Markets, Inc., as Joint Lead Arrangers and Joint Book Managers.*
14.		Code of Ethics for Chief Executive Officer and Senior Financial Officers, as amended. Incorporated by reference to Exhibit 14 to the Company’s Form 10-K for the year ended December 31, 2003.
21.		Subsidiaries of the Company.*
23.		Consent of Independent Registered Public Accounting Firm.*
31.1		CEO Certification under Section 302 of the Sarbanes-Oxley Act.*
31.2		CFO Certification under Section 302 of the Sarbanes-Oxley Act.*
32.1		CEO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act.*
32.2		CFO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act.*
99.1		Press Release*
99.2		Q4 Earnings Call Presentation Slides.*
101.INS		XBRL Instance Document(2)
101.SCH		XBRL Taxonomy Extension Schema Document(2)
101.CAL		XBRL Taxonomy Calculation Linkbase Document(2)
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document(2)
101.LAB		XBRL Taxonomy Label Linkbase Document(2)
101.PRE		XBRL Taxonomy Presentation Linkbase Document(2)

*	Filed herewith.
(1)	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(a)(3) of Form 10-K.
(2)	In accordance with Rule 406T of Regulation S-T, these interactive data files are deemed “furnished, but not filed” for purposes of section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under that section.
(3)	Certain provisions of this exhibit have been omitted pursuant to an amended Confidential Treatment Request filed with the Commission.