Form 10-Q
period 2013-03-31
FEDERAL SIGNAL CORP /DE/
filed 2013-05-06
CIK 277509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Registrant’s telephone number including area code: (630) 954-2000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒

As of April 30, 2013, the number of shares outstanding of the registrant’s common stock was 62,435,439.

FEDERAL SIGNAL CORPORATION

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Form 10-Q”) report is being filed by Federal Signal Corporation and its subsidiaries (referred to collectively as the “Company” herein, unless the context otherwise indicates) with the Securities and Exchange Commission (“SEC”), and includes comments made by management that may contain words such as “may,” “will,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “project,” “estimate” and “objective” or the negative thereof or similar terminology concerning the Company’s future financial performance, business strategy, plans, goals and objectives. These expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995. Forward-looking statements include information concerning the Company’s possible or assumed future performance or results of operations and are not guarantees. While these statements are based on assumptions and judgments that management has made in light of industry experience as well as perceptions of historical trends, current conditions, expected future developments and other factors believed to be appropriate under the circumstances, they are subject to risks, uncertainties and other factors that may cause the Company’s actual results, performance or achievements to be materially different.

These risks and uncertainties, some of which are beyond the Company’s control, include the cyclical nature of the Company’s industrial, municipal, government and commercial markets; domestic and foreign governmental policy changes; restrictive debt covenants; availability of credit and third-party financing for customers; our ability to anticipate and meet customer demands for new products and product enhancements and the resulting new and enhanced products generating sufficient revenues to justify research and development expenses; our incurrence of restructuring and impairment charges as we continue to evaluate opportunities to restructure our business; highly competitive markets; increased product liability, warranty, recall claims, client service interruptions and other lawsuits and claims; technological advances by competitors; disruptions in the supply of parts and components from suppliers and subcontractors; attraction and retention of key employees; disruptions within our dealer network; work stoppages and other labor relations matters; increased pension funding requirements and expenses beyond our control; costs of compliance with environmental and safety regulations; our ability to use net operating loss (“NOL”) carryovers to reduce future tax payments; charges related to goodwill and other long-lived intangible assets; our ability to expand our business through successful future acquisitions; and unknown or unexpected contingencies in our existing business or in businesses acquired by us. These risks and uncertainties include, but are not limited to, the risk factors described under Item 1A, Risk Factors, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the SEC on March 15, 2013. These factors may not constitute all factors that could cause actual results to differ materially from those discussed in any forward-looking statement. The Company operates in a continually changing business environment and new factors emerge from time to time. The Company cannot predict such factors nor can it assess the impact, if any, of such factors on its financial position or results of operations. Accordingly, forward-looking statements should not be relied upon as a predictor of actual results. The Company disclaims any responsibility to update any forward-looking statement provided in this Form 10-Q.

ADDITIONAL INFORMATION

The Company makes its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, other reports and information filed with the SEC and amendments to those reports available, free of charge, through our website (http://www.federalsignal.com) as soon as reasonably practicable after we electronically file or furnish such materials to the SEC. Information on our website does not constitute part of this Form 10-Q. In addition, the SEC maintains a website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically. All materials that we file with, or furnish to, the SEC may also be read or copied at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

Part I. Financial Information

Item 1. Financial Statements

FEDERAL SIGNAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
(in millions, except per share data)	2013	2012
Net sales	$199.8	$196.1
Cost of sales	153.0	150.8

Gross profit	46.8	45.3
Selling, engineering, general and administrative expenses	34.7	34.1
Restructuring charges	—	0.9

Operating income	12.1	10.3
Interest expense	4.5	5.1
Debt settlement charges	8.7	1.6
Other income, net	(0.2)	(0.2)

Income (loss) before income taxes	(0.9)	3.8
Income tax expense	(0.2)	(0.7)

Income (loss) from continuing operations	(1.1)	3.1
Gain (loss) from discontinued operations and disposal, net of income tax expense of $0.0 and $0.1, respectively	0.5	(4.2)

Net loss	$(0.6)	$(1.1)

Basic earnings (loss) per share:
Earnings (loss) from continuing operations	$(0.02)	$0.05
Gain (loss) from discontinued operations and disposal, net of taxes	0.01	(0.07)

Net loss per share	$(0.01)	$(0.02)

Diluted earnings (loss) per share:
Earnings (loss) from continuing operations	$(0.02)	$0.05
Gain (loss) from discontinued operations and disposal, net of taxes	0.01	(0.07)

Net loss per share	$(0.01)	$(0.02)

Weighted average common shares outstanding:
Basic	62.4	62.2
Diluted	62.4	62.2

See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended March 31,
(in millions)	2013	2012
Net loss	$(0.6)	$(1.1)
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(5.7)	5.2
Change in unrecognized losses related to pension benefit plans, net of tax expense (benefit) of $0.5 and ($0.1), respectively	3.3	0.9
Unrealized net gain (loss) on derivatives, net of tax expense (benefit) of ($0.2) and $0.1, respectively	(0.6)	0.4

Total other comprehensive income (loss)	(3.0)	6.5

Comprehensive income (loss)	$(3.6)	$5.4

See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
(in millions, except per share data)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12.8	$29.7
Restricted cash	—	1.0
Accounts receivable, net of allowances for doubtful accounts of $2.4 at both dates	104.4	96.9
Inventories	125.8	119.9
Prepaid expenses	13.0	13.8
Other current assets	12.0	5.1
Current assets of discontinued operations	0.9	0.8

Total current assets	268.9	267.2
Properties and equipment	58.6	59.3
Other assets:
Goodwill	270.1	272.3
Intangible assets, net	0.6	0.7
Deferred charges and other assets	2.5	12.5
Long-term assets of discontinued operations	1.1	1.2

Total assets	$601.8	$613.2

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$—	$0.3
Current portion of long-term borrowings and capital lease obligations	6.1	4.7
Accounts payable	53.9	52.5
Customer deposits	13.7	13.1
Deferred revenue	2.9	3.1
Deferred tax liability	10.6	10.6
Accrued liabilities:
Compensation and withholding taxes	17.1	25.8
Other	32.6	33.1
Current liabilities of discontinued operations	4.8	6.4

Total current liabilities	141.7	149.6
Long-term borrowings and capital lease obligations	154.5	152.8
Long-term pension and other postretirement benefit liabilities	81.4	84.1
Deferred gain	19.0	19.4
Deferred tax liabilities	36.0	35.8
Other long-term liabilities	17.1	16.0
Long-term liabilities of discontinued operations	8.2	8.6

Total liabilities	457.9	466.3
Shareholders’ equity:
Common stock, $1 par value per share, 90.0 shares authorized, 63.4 shares issued at both dates	63.4	63.4
Capital in excess of par value	171.7	171.1
Retained earnings	8.3	8.9
Treasury stock, 1.0 shares at both dates, at cost	(16.4)	(16.4)
Accumulated other comprehensive loss	(83.1)	(80.1)

Total shareholders’ equity	143.9	146.9

Total liabilities and shareholders’ equity	$601.8	$613.2

See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

(in millions)	Common Stock Par Value	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2011	$63.1	$167.7	$36.4	$(16.1)	$(76.4)	$174.7
Net loss			(1.1)			(1.1)
Total other comprehensive income					6.5	6.5
Stock-based payments:
Non-vested stock and options		0.7				0.7
Stock awards				(0.2)		(0.2)

Balance at March 31, 2012	$63.1	$168.4	$35.3	$(16.3)	$(69.9)	$180.6

Balance at December 31, 2012	$63.4	$171.1	$8.9	$(16.4)	$(80.1)	$146.9
Net loss			(0.6)			(0.6)
Total other comprehensive loss					(3.0)	(3.0)
Stock-based payments:
Non-vested stock and options		0.6				0.6

Balance at March 31, 2013	$63.4	$171.7	$8.3	$(16.4)	$(83.1)	$143.9

See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
(in millions)	2013	2012
Operating activities:
Net loss	$(0.6)	$(1.1)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
(Gain) loss on discontinued operations and disposal	(0.5)	4.2
Depreciation and amortization	3.4	3.2
Debt settlement charges	4.5	0.6
Stock-based compensation expense	0.6	0.7
Pension expense, net of funding	(0.1)	(0.8)
Provision for doubtful accounts	—	0.2
Deferred income taxes, including changes in valuation allowance	0.5	(3.7)
Changes in operating assets and liabilities, net of effects from dispositions of companies	(21.0)	7.7

Net cash provided by (used for) continuing operating activities	(13.2)	11.0
Net cash used for operating activities of discontinued operations	(1.7)	(8.4)

Net cash provided by (used for) operating activities	(14.9)	2.6
Investing activities:
Purchases of properties and equipment	(4.4)	(3.4)
Proceeds from sales of properties and equipment	1.2	0.5
Decrease (increase) in restricted cash	1.0	(2.1)

Net cash used for continuing investing activities	(2.2)	(5.0)
Net cash provided by investing activities of discontinued operations	—	—

Net cash used for investing activities	(2.2)	(5.0)
Financing activities:
Increase (decrease) in revolving lines of credit	81.5	(162.8)
Increase in short-term borrowings, net	0.6	9.7
Payments on short-term borrowings	(0.9)	(16.0)
Proceeds from issuance of long-term borrowings	75.0	215.0
Payments on long-term borrowings	(149.2)	(33.5)
Payments of debt financing fees	(6.1)	(6.2)
Other, net	0.1	0.7

Net cash provided by continuing financing activities	1.0	6.9
Net cash used for financing activities of discontinued operations	—	(0.9)

Net cash provided by financing activities	1.0	6.0

Effects of foreign exchange rate changes on cash and cash equivalents	(0.8)	0.3
Increase (decrease) in cash and cash equivalents	(16.9)	3.9
Cash and cash equivalents at beginning of period	29.7	9.5

Cash and cash equivalents at end of period	$12.8	$13.4

See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of the Business

Federal Signal Corporation was founded in 1901 and was reincorporated as a Delaware corporation in 1969. References herein to the “Company,” “we,” “our,” or “us” refer collectively to Federal Signal Corporation and its subsidiaries.

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements represent the consolidation of Federal Signal Corporation and its subsidiaries included herein and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to ensure the information presented is not misleading. These condensed consolidated financial statements have been prepared in accordance with the Company’s accounting policies described in the Annual Report on Form 10-K for the year ended December 31, 2012, and should be read in conjunction with those consolidated financial statements and the notes thereto.

These statements include all adjustments, consisting of normal recurring accruals, that we considered necessary to present a fair statement of our results of operations, financial position and cash flows. The results reported in these condensed consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. We label our quarterly information using a calendar convention; that is, our first, second and third quarters are labeled as ending on March 31, June 30 and September 30, respectively. It is our longstanding practice to establish interim quarterly closing dates using a 5-4-4 calendar with the fiscal year ending on December 31. The effects of this practice are modest and only exist within a reporting year.

As discussed in Note 11 – Discontinued Operations, the Company completed the disposition of the assets of its Federal Signal Technologies (“FSTech”) Group in the third quarter of 2012. The condensed consolidated financial statements and footnotes for the three months ended March 31, 2012 have been recast to present the operating results of the held for sale and previously divested or exited businesses as discontinued operations.

We have reclassified certain prior period amounts to conform to the current period presentation, including reclassifications for discontinued operations as previously discussed.

Recent Accounting Pronouncements and Accounting Changes

In January 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-01, Balance Sheet (Topic 210), Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. This update further clarified the guidance previously issued under ASU No. 2011-11, which required both gross and net presentation of offsetting assets and liabilities. The new requirements were effective retrospectively for fiscal years beginning on or after January 1, 2013, and for interim periods within those fiscal years. As the guidance impacted disclosure requirements only, the Company’s adoption of the guidance on January 1, 2013 did not have an impact on its results of operations, financial position or cash flows.

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220), Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The guidance was issued in response to ASU No. 2011-05 and required disclosure of the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items of net income, if the amounts reclassified are required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period. For other amounts not required to be reclassified to net income in their entirety in the same reporting period, or when a portion of the amount is reclassified to a balance sheet account instead of directly to income or expense, a cross reference to the related footnote disclosures for additional information should be provided. The new requirements were effective prospectively for fiscal years beginning on or after December 15, 2012, and for interim periods within those fiscal years. As the guidance impacted disclosure requirements only, the Company’s adoption of the guidance on January 1, 2013 did not have an impact on its results of operations, financial position or cash flows. For additional information, see Note 8 – Shareholders’ Equity.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

In February 2013, the FASB issued ASU No. 2013-04, Liabilities (Topic 405), Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. This update provides guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this update is fixed at the reporting date, except for obligations addressed within existing U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The new requirements are effective for fiscal years that begin on or after December 15, 2013, and for interim periods within those fiscal years. Retrospective presentation for all comparative periods presented is required. The Company expects that the adoption of this guidance will not have a material impact on its results of operations, financial position or cash flows.

In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters (Topic 830), Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. This guidance clarifies the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity. The new requirements are effective prospectively for fiscal years beginning on or after December 15, 2013, and for interim periods within those fiscal years. The Company expects that the adoption of this guidance will not have a material impact on its results of operations, financial position or cash flows.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses. Significant estimates and assumptions are used for, but are not limited to, revenue recognition, pension and other postretirement benefits, income tax contingency accruals and valuation allowances, workers’ compensation and product warranty accruals, asset impairment, and litigation-related accruals. Actual results could differ from our estimates.

There have been no changes to the Company’s significant accounting policies as disclosed in the Annual Report on Form 10-K for the year ended December 31, 2012.

NOTE 2 – INVENTORIES

(in millions)	March 31, 2013	December 31, 2012
Raw materials	$54.5	$56.8
Work in progress	29.3	26.8
Finished goods	42.0	36.3

Total inventories	$125.8	$119.9

NOTE 3 – DEBT

(in millions)	March 31, 2013	December 31, 2012
Senior Secured Credit Facility:
Revolving credit facility	$84.0	$—
Term loan	75.0	—
February 2012 Financing:
ABL facility	—	6.7
Term loan	—	149.1
Capital lease obligations	1.6	1.7

Total long-term borrowings and capital lease obligations, including current portion	160.6	157.5
Less: Current maturities	(5.6)	(4.2)
Less: Current capital lease obligations	(0.5)	(0.5)

Total long-term borrowings and capital lease obligations, net	$154.5	$152.8

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

The Company uses a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs are as follows: Level 1, quoted prices in active markets for identical assets or liabilities; Level 2, observable inputs, other than quoted prices included in Level 1, such as quoted prices for markets that are not active, or other inputs that are observable or can be corroborated by observable market data; and Level 3, unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities, including certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

The carrying value of short-term debt approximates fair value due to its short maturity (Level 2 input). The fair value of long-term debt is based on interest rates that we believe are currently available to us for issuance of debt with similar terms and remaining maturities (Level 2 input). The following table summarizes the carrying amounts and fair values of the Company’s financial instruments:

	March 31, 2013		December 31, 2012
	Notional Amount	Fair Value	Notional Amount	Fair Value
Short-term debt	$—	$—	$0.3	$0.3
Long-term debt (1)	160.6	160.6	157.5	208.2

(1)	Long-term debt includes current portions of long-term debt and current portions of capital lease obligations of $6.1 million and $4.7 million as of March 31, 2013 and December 31, 2012, respectively.

On February 22, 2012, the Company entered into a Credit Agreement by and among the Company, as borrower, General Electric Capital Corporation, as a co-collateral agent, and Wells Fargo Capital Finance, LLC, as administrative agent and co-collateral agent, providing the Company with a $100.0 million secured credit facility (the “ABL Facility”). On February 22, 2012, the Company also entered into a Financing Agreement by and among the Company, as borrower, certain subsidiaries of the Company, as guarantors, the lenders party thereto (the “Term Lenders”) and TPG Specialty Lending, Inc., as administrative agent, collateral agent and sole lead arranger, pursuant to which the Term Lenders agreed to provide the Company with a $215.0 million term loan (the “2012 Term Loan”).

On March 13, 2013, the Company entered into a new Credit Agreement by and among the Company, as borrower, the lenders referred to therein, as lenders, Wells Fargo Bank, National Association, as administrative agent, swingline lender and issuing lender, General Electric Capital Corporation, as syndication agent, and Wells Fargo Securities, LLC and GE Capital Markets, Inc., as joint lead arrangers and joint book managers, providing the Company with a new $225.0 million senior secured credit facility (the “Senior Secured Credit Facility”) comprised of a five-year fully funded term loan of $75.0 million and a five-year $150.0 million revolving credit facility under which borrowings may be made from time to time during the term of the Senior Secured Credit Facility.

The Company used the proceeds from the Senior Secured Credit Facility to (i) repay outstanding balances of the ABL Facility, (ii) repay outstanding balances under the 2012 Term Loan, (iii) finance the ongoing general corporate needs of the Company and its subsidiaries; and (iv) pay fees and expenses associated with repayment of amounts due under the ABL Facility and 2012 Term Loan, including the payment of approximately $4.2 million in resulting breakage fees and premiums under the 2012 Term Loan, and pay fees and expenses associated with the Senior Secured Credit Facility.

The Senior Secured Credit Facility is a five-year senior secured credit facility secured by a first priority security interest in all now or hereafter acquired domestic property and assets and the stock or other equity interests in each of the domestic subsidiaries and certain of the first-tier foreign subsidiaries, subject to certain exclusions. The Senior Secured Credit Facility requires equal quarterly installment payments against the $75.0 million term loan beginning on June 30, 2013 based on an amortization schedule. Year 1 of the Senior Secured Credit Facility amortization schedule requires 7.5% of the original term loan amount to be repaid, years 2 and 3 require 10.0% of the original term loan to be repaid, years 4 and 5 require 12.5% of the original term loan to be repaid, with the remaining balance to be repaid on the maturity date of March 13, 2018.

The Senior Secured Credit Facility provides for loans and letters of credit in an amount up to an aggregate availability under the revolving credit facility of $150.0 million, with a sub-limit of $50.0 million for letters of credit. Borrowings under the entire Senior Secured Credit Facility bear interest, at the Company’s option, at a base rate or a LIBOR rate, plus, in each case, an applicable margin. The applicable margin ranges from 1.00% to 2.00% for base rate borrowings and 2.00% to 3.00% for LIBOR borrowings. The

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

Company must also pay a commitment fee to the lenders equal to a range of 0.25% to 0.45% per annum on the unused portion of the $150.0 million revolving credit facility along with other standard fees. Letter of credit fees are payable on outstanding letters of credit in an amount equal to the applicable LIBOR margin plus other customary fees. The Company is allowed to prepay in whole or in part advances under the revolving credit facility portion without penalty or premium other than customary “breakage” costs with respect to LIBOR loans.

The Senior Secured Credit Facility requires the Company to comply with financial covenants related to the maintenance of a minimum fixed charge coverage ratio and maximum leverage ratio. The financial covenants are measured at each fiscal quarter-end. Restricted payments, including dividends, shall be permitted only if the pro-forma leverage ratio after giving effect to such payment is less than 3.25x, pro-forma compliance after giving effect to such payment is maintained for all other financial covenants and there are no existing defaults under the Senior Secured Credit Facility. The Company was in compliance with all of its debt covenants as of March 31, 2013.

Upon execution of the Company’s new debt agreements in March 2013, the remaining unamortized deferred financing costs related to the ABL Facility and 2012 Term Loan were written off. In the first quarter of 2013, the Company recorded $8.7 million of costs related to the termination of its prior debt agreements. The costs included a $4.2 million early termination penalty payment which was equal to 2.75% of the outstanding balance of the 2012 Term Loan and a write-off of deferred financing costs of $4.5 million.

The Company has incurred $1.9 million of debt issuance costs to date associated with the execution of its new credit agreement. Financing costs incurred related to the new credit agreement are deferred and amortized over the remaining life of the new debt.

As of March 31, 2013, there was $84.0 million of cash drawn and $28.9 million of undrawn letters of credit under the $150.0 million revolving credit facility, reducing net availability for borrowings to $37.1 million.

As of March 31, 2013, no amounts were drawn against the Company’s non-U.S. lines of credit which provide for borrowings up to $14.1 million.

Interest Rate Swap

On March 13, 2013, the Company entered into an interest rate swap (the “Swap”) with a notional amount of $75.0 million, as a means of fixing the interest rate on $75.0 million of its variable rate debt under the Senior Secured Credit Facility. The Swap is designated as a cash flow hedge, with a termination date of March 13, 2018. As a result of the application of hedge accounting treatment, all unrealized gains and losses related to the derivative instruments are recorded in accumulated other comprehensive income (loss) and are reclassified into operations in the same period in which the hedged transaction affects earnings. Hedge effectiveness is tested quarterly.

The fair value of the Swap is derived from a discounted cash flow analysis based on the terms of the contract and the interest rate curve (Level 2 inputs) and measured on a recurring basis in our consolidated balance sheet. At March 31, 2013, the fair value of the Swap included in other long-term liabilities on the consolidated balance sheet was $0.7 million and no ineffectiveness was recorded.

We do not use derivative instruments for trading or speculative purposes.

NOTE 4 – INCOME TAXES

The Company recognized an income tax provision of $0.2 million and $0.7 million for the three months ended March 31, 2013 and 2012, respectively. The income tax provision for the three months ended March 31, 2013 and 2012 primarily relates to tax expense at non-U.S. operations that are not in a cumulative loss position. Due to the Company’s recent cumulative domestic losses for book purposes and the uncertainty of the realization of certain deferred tax assets, the Company continues to adjust its valuation allowance as the deferred tax assets increase or decrease, resulting in effectively no recorded tax provision or benefit for domestic operating results. The Company’s effective tax rate was (22.2%) and 18.4% for the three months ended March 31, 2013 and 2012, respectively.

The Company’s unrecognized tax benefits were $4.2 million and $4.0 million at March 31, 2013 and December 31, 2012, respectively, of which $4.1 million and $3.9 million are tax benefits that, if recognized, would reduce the annual effective tax rate. However, to the extent we continue to maintain a full valuation allowance against certain deferred tax assets, the effect may be in the

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

form of an increase in the deferred tax asset related to our net operating loss carryforward, which would be offset by a full valuation allowance. The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. Interest and penalties amounting to $0.2 million and $0.1 million, respectively, are included in the consolidated balance sheet at March 31, 2013. The Company expects the unrecognized tax benefits to decrease by $1.6 million over the next 12 months due to the potential expiration of statute of limitations and settlements with tax authorities.

NOTE 5 – PENSIONS

	U.S. Benefit Plans		Non-U.S. Benefit Plan
	Three Months Ended March 31,		Three Months Ended March 31,
(in millions)	2013	2012	2013	2012
Interest cost	$1.8	$1.8	$0.6	$0.7
Amortization of actuarial loss	1.8	1.3	0.2	0.2
Expected return on plan assets	(2.2)	(2.0)	(0.6)	(0.6)

Net postretirement pension expense	$1.4	$1.1	$0.2	$0.3

During the three months ended March 31, 2013, the Company contributed $1.3 million to its U.S. defined benefit plans and $0.4 million to its non-U.S. defined benefit plan. During the comparable prior-year period, the Company contributed $1.2 million to its U.S. defined benefit plan and $1.0 million to its non-U.S. defined benefit plan. The Company expects to contribute up to $6.8 million to the U.S. benefit plan and up to $2.3 million to the non-U.S. benefit plan in 2013.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Standby Letters of Credit

At March 31, 2013 and December 31, 2012, the Company had outstanding standby letters of credit aggregating $28.9 million and $29.2 million, respectively, principally to act as security for retention levels related to casualty insurance policies and to guarantee the performance of subsidiaries that engage in export transactions to non-U.S. governments and municipalities.

Warranties

The Company issues product performance warranties to customers with the sale of its products. The specific terms and conditions of these warranties vary depending upon the product sold and the country in which the Company conducts business, with warranty periods generally ranging from one to ten years. The Company estimates the costs that may be incurred under its basic limited warranty and records a liability in the amount of such costs at the time the sale of the related product is recognized. Factors that affect the Company’s warranty liability include the number of units under warranty from time to time, historical and anticipated rates of warranty claims, and costs per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. Changes in the Company’s warranty liabilities were as follows:

	Three Months Ended March 31,
(in millions)	2013	2012
Balance at January 1	$6.8	$6.7
Provisions to expense	2.2	1.8
Payments	(1.8)	(1.6)

Balance at March 31	$7.2	$6.9

Environmental Liabilities

The Company retained an environmental consultant to conduct an environmental risk assessment at its Pearland, Texas facility. The facility, which was previously used by the Company’s discontinued Pauluhn business, manufactured marine, offshore and industrial lighting products. The Company sold the facility in May 2012. While the Company has not finalized its plans, it is probable that the site will require remediation. Reserves of $1.8 million related to the environmental remediation of the Pearland facility are included in liabilities of discontinued operations on the consolidated balance sheet at both March 31, 2013 and December 31, 2012. The recorded reserves are based on an undiscounted estimate of the range of costs to remediate the site, depending upon the remediation approach and other factors. The Company’s estimate may change in the near term as more information becomes available; however, the costs are not expected to have a material adverse effect on the Company’s results of operations, financial position or liquidity.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

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

An additional 40 Chicago firefighter plaintiffs were selected for trial in 2009. Plaintiffs’ counsel later moved to reduce the number of plaintiffs from 40 to nine. The trial for these nine plaintiffs concluded with a verdict returned against the Company and for the plaintiffs in varying amounts totaling $0.4 million. The Company appealed this verdict. On September 13, 2012, the Illinois Appellate Court rejected this appeal. Two justices voted to uphold the verdict and one justice filed a lengthy and vigorous dissent. The Company thereafter filed a petition for rehearing with the Illinois Appellate Court, which was denied on February 7, 2013. The Company has sought further review by filing a petition for leave to appeal with the Illinois Supreme Court on March 14, 2013.

A third consolidated trial involving eight Chicago firefighter plaintiffs occurred during November 2011. The jury returned a unanimous verdict in favor of the Company at the conclusion of this trial.

Following this trial, the trial court on March 12, 2012 entered an order certifying a class of the remaining Chicago Fire Department firefighter plaintiffs for trial on the sole issue of whether the Company’s sirens were defective and unreasonably dangerous. The Company petitioned the Illinois Appellate Court for interlocutory appeal of this ruling. On May 17, 2012, the Illinois Appellate Court accepted the Company’s petition. On June 8, 2012, plaintiffs moved to dismiss the appeal, agreeing with the Company that the trial court had erred in certifying a class action trial in this matter. Pursuant to plaintiffs’ motion, the Illinois Appellate Court reversed the trial court’s certification order.

Thereafter, the trial court scheduled a fourth consolidated trial involving three firefighter plaintiffs, which began in December 2012.

Prior to the start of this trial, the claims of two of the three firefighter plaintiffs were dismissed. On December 17, 2012, the jury entered a complete defense verdict for the Company in this trial.

Following this defense verdict, plaintiffs again moved to certify a class of Chicago Fire Department plaintiffs for trial on the sole issue of whether the Company’s sirens were defective and unreasonably dangerous. Over the Company’s objection, the trial court granted plaintiffs’ motion for class certification on March 11, 2013 and scheduled a class action trial to begin on June 10, 2013. The Company filed a petition for review with the Illinois Appellate Court on March 29, 2013 seeking reversal of the class certification order. On April 23, 2013, the Appellate Court granted the Company’s petition for review. Pursuant to Illinois law, all class proceedings in the trial court are stayed pending a final decision from the Appellate Court on this issue.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

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

The Settlement Agreement, as amended, provided that the Company pay a total amount of $3.8 million (the “Settlement Payment”) to settle the Claims (including the costs, fees and other expenses of the law firm in connection with its representation of the claimants), subject to certain terms, conditions and procedures set forth in the Settlement Agreement. In order for the Company to be required to make the Settlement Payment: (i) each claimant who agreed to settle his or her claims had to sign a release acceptable to the Company (a “Release”); (ii) each Claimant who agreed to the settlement and who was a plaintiff in a lawsuit, had to dismiss his or her lawsuit with prejudice; (iii) by April 29, 2011, at least 93% of the claimants identified in the Settlement Agreement must have agreed to settle their claims and provide a signed Release to the Company; and (iv) the law firm had to withdraw from representing any claimants who did not agree to the settlement, including those who filed lawsuits. If the conditions to the settlement were met, but less than 100% of the Claimants agreed to settle their Claims and sign a Release, the Settlement Payment would be reduced by the percentage of Claimants who did not agree to the settlement.

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

During April and May 2012, 15 new cases were filed in the Court of Common Pleas, Philadelphia County, Pennsylvania. These cases were filed on behalf of 15 Philadelphia firefighters and involve various defendants in addition to the Company. During April and May 2013, additional cases were filed in Allegheny County, Pennsylvania. These cases involve 22 plaintiff firefighters from Pittsburgh and various defendants, including the Company.

Firefighters have brought hearing loss claims against the Company in jurisdictions other than Pennsylvania and Cook County. In particular, cases have been filed in New Jersey, Missouri, Maryland and New York. All of those cases, however, were dismissed prior to trial, including four cases in the Supreme Court of Kings County, New York which were dismissed upon the Company’s motion in 2008. The trial court subsequently denied reconsideration of its ruling. On appeal, the appellate court affirmed the trial court’s dismissal of these cases. Plaintiffs’ attorneys have threatened to file additional lawsuits. The Company intends to vigorously defend all of these lawsuits, if filed.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

The Company’s ongoing negotiations with its insurer, CNA, over insurance coverage on these claims have resulted in reimbursements of a portion of the Company’s defense costs. For the three months ended March 31, 2013, the Company did not record any reimbursements from CNA related to legal costs incurred in the prior year. For the year ended December 31, 2012, the Company recorded $0.7 million of reimbursements from CNA related to legal costs incurred in the prior year, as a reduction of corporate operating expenses, of which $0.6 million had been received as of December 31, 2012. The remaining $0.1 million was received in the first quarter of 2013.

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

On May 21, 2012, Neology filed another complaint against the Company, also for alleged patent infringement, in the U.S. District Court for the Central District of California. On July 19, 2012, Neology filed certain amendments to that complaint. The amended complaint similarly demands that the Company cease manufacturing, marketing, importing or selling certain RFID transponders and readers that allegedly infringe certain other specified patents owned by Neology, and also demands compensation for past alleged infringement. The Company has denied the allegations in the complaint. On September 10, 2012, the Company filed a motion requesting that the court transfer this litigation to the U.S. District Court of Delaware, where Neology filed its earlier patent infringement suit against the Company. On October 15, 2012, the court granted this motion and ordered the transfer of this litigation to the U.S. District Court of Delaware. On November 2, 2012, the U.S. District Court of Delaware ordered the consolidation of the transferred California litigation and the pending Delaware litigation.

In connection with the closing of the sale of the FSTech Group to 3M Company on September 4, 2012, 3M Company agreed to assume the defense of the Neology lawsuits. A portion of the purchase price proceeds was placed into escrow to be held for a period of 48 months as security for the indemnification obligations of the Company as well as defense and other costs associated with the Neology lawsuits and legal proceedings incident thereto, subject to early release under certain conditions. Information regarding the Company’s discontinued operations is further discussed in Note 11 – Discontinued Operations.

On February 22, 2013, Neology filed a complaint with the U.S. International Trade Commission (“ITC”) requesting that the ITC commence an investigation into alleged violations of Section 337 of the Tariff Act of 1930, as amended (the “Tariff Act”), 19 U.S.C. §1337. The complaint alleges that Federal Signal Corporation, Federal Signal Technologies, LLC, Sirit Corp. and 3M Company unlawfully import into the U.S., sell for importation, and/or sell within the U.S. after importation certain RFID products and their major components, which allegedly infringe certain Neology patents. On March 26, 2013, the ITC issued a Notice of Investigation regarding the complaint filed by Neology.

The remedy requested by Neology in its complaint filed with the ITC, and the relief that can be ordered by the ITC in favor of a prevailing complainant, is prospective injunctive relief barring the products and components that allegedly violate Section 337 of the Tariff Act from importation into the U.S. Compensatory monetary relief is neither expressly sought by Neology in its complaint nor a form of relief available to a prevailing complainant from the ITC. Since the disposition of the assets of the FSTech Group on September 4, 2012, as further discussed in Note 11 – Discontinued Operations, the Company has not imported into the U.S. nor sold within the U.S. the products or components identified by Neology in its complaint.

NOTE 7 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share (“EPS”) is computed by dividing income or loss available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted EPS is computed based on the weighted average number of shares of common stock outstanding plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding stock options, performance share units and

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

restricted stock units and reflect the potential dilution that could occur if options issued under stock-based compensation awards were converted into common stock. For the three months ended March 31, 2013 and 2012, options to purchase 0.9 million and 2.0 million shares of the Company’s common stock, respectively, had an antidilutive effect on EPS, and accordingly, are excluded from the calculation of diluted EPS. For the three months ended March 31, 2013, no dilutive securities were included in the calculation of diluted loss per share because they were antidilutive due to the net loss from continuing operations, resulting in an additional 0.8 million shares that were excluded from the calculation of diluted EPS.

	Three Months Ended March 31,
(in millions, except per share data)	2013	2012
Income (loss) from continuing operations	$(1.1)	$3.1
Gain (loss) from discontinued operations and disposal, net of tax	0.5	(4.2)

Net loss	$(0.6)	$(1.1)

Weighted average shares outstanding – Basic	62.4	62.2
Dilutive effect of common stock equivalents	—	—

Weighted average shares outstanding – Diluted	62.4	62.2

Basic loss per share:
Income (loss) from continuing operations	$(0.02)	$0.05
Gain (loss) from discontinued operations and disposal, net of tax	0.01	(0.07)

Net loss per share	$(0.01)	$(0.02)

Diluted loss per share:
Income (loss) from continuing operations	$(0.02)	$0.05
Gain (loss) from discontinued operations and disposal, net of tax	0.01	(0.07)

Net loss per share	$(0.01)	$(0.02)

NOTE 8 – SHAREHOLDERS’ EQUITY

The following table presents the changes in each component of accumulated other comprehensive loss, net of tax:

(in millions)	Pension Benefit Plan Costs	Foreign Currency	Unrealized Gain (Loss) on Derivatives	Total
Balance at January 1, 2013	$(91.0)	$10.8	$0.1	$(80.1)
Other comprehensive income (loss) before reclassifications	1.4	(5.4)	(0.6)	(4.6)
Amounts reclassified from accumulated other comprehensive income (loss) (1)	1.9	(0.3)	—	1.6

Net current-period other comprehensive income (loss)	3.3	(5.7)	(0.6)	(3.0)

Balance at March 31, 2013	$(87.7)	$5.1	$(0.5)	$(83.1)

(1)	Represents $2.0 million of costs included in net postretirement pension expense, net of income tax benefit of $0.1 million, and $0.3 million of foreign currency effects related to the FSTech disposal included in gain from discontinued operations and disposal.

NOTE 9 – SEGMENT INFORMATION

The Company has three continuing operating segments as defined under ASC Topic 280, Segment Reporting. Business units are organized under each segment because they share certain characteristics, such as technology, marketing, distribution and product application, which create long-term synergies. The principal activities of the Company’s operating segments are as follows:

Environmental Solutions — The Environmental Solutions Group manufactures a variety of self-propelled street cleaning vehicles, vacuum loader vehicles, municipal catch basin/sewer cleaning vacuum trucks and waterblasting equipment. The Group sells primarily to municipal and government customers, as well as industrial contractors. Products are sold under the Elgin®, Vactor®, Guzzler® and Jetstream® brand names. The Group primarily manufactures its vehicles and equipment in the United States.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

Safety and Security Systems — The Safety and Security Systems Group is a leading manufacturer and supplier of comprehensive systems and products that law enforcement, fire rescue, emergency medical services, campuses, military facilities and industrial sites use to protect people and property. Offerings include systems for campus and community alerting, emergency vehicles, first responder interoperable communications, industrial communications and command and municipal networked security. Specific products include lightbars and sirens, public warning sirens and public safety software. Products are primarily sold under the Federal SignalTM, Federal Signal VAMATM, Target Tech® and VictorTM brand names. The Group operates manufacturing facilities in North America, Europe and South Africa.

Fire Rescue — The Fire Rescue Group manufactures articulated and telescopic aerial platforms for rescue and fire fighting and for maintenance purposes. This Group sells to municipal and industrial fire services, civil defense authorities, rental companies, electric utilities and industrial customers. The Group operates manufacturing facilities in Finland and sells globally under the Bronto Skylift® brand name.

Corporate contains those items that are not included in our operating segments.

Net sales by operating segment reflect sales of products and services to external customers, as reported in the Company’s consolidated statements of operations. Intersegment sales were not material for the three months ended March 31, 2013 and 2012. The Company evaluates performance based on operating income of the respective segment. Operating income includes all revenues, costs and expenses directly related to the segment involved. In determining operating segment income, neither corporate nor interest expenses are included. Corporate assets consist principally of cash and cash equivalents, short-term investments, notes and other receivables and fixed assets. The accounting policies of each operating segment are the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

The following tables summarize the Company’s net sales, operating income, and total assets by segment. The results for the interim periods are not necessarily indicative of results for a full year.

	Three Months Ended March 31,
(in millions)	2013	2012
Net sales:
Environmental Solutions	$111.7	$108.0
Safety and Security Systems	58.5	56.3
Fire Rescue	29.6	31.8

Total net sales	$199.8	$196.1

Operating income:
Environmental Solutions	$12.7	$12.0
Safety and Security Systems	5.5	4.6
Fire Rescue	0.7	0.8
Corporate and eliminations	(6.8)	(7.1)

Total operating income	12.1	10.3
Interest expense	4.5	5.1
Debt settlement charges	8.7	1.6
Other income, net	(0.2)	(0.2)

Income (loss) before income taxes	$(0.9)	$3.8

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

(in millions)	As of March 31, 2013	As of December 31, 2012
Total assets:
Environmental Solutions	$247.5	$237.5
Safety and Security Systems	204.1	209.5
Fire Rescue	120.8	122.5
Corporate and eliminations	27.4	41.7

Total assets of continuing operations	599.8	611.2

Total assets of discontinued operations	2.0	2.0

Total assets	$601.8	$613.2

NOTE 10 – RESTRUCTURING

During the first quarter of 2012, the Company recorded expenses of $0.9 million related to severance costs in the Safety and Security Systems Group, which is the total amount expected to be incurred for these activities. During the fourth quarter of 2012, the Company recorded an additional $0.6 million related to severance costs within corporate expense. These actions are expected to be completed in 2013.

The following presents an analysis of the restructuring reserves included in other accrued liabilities:

(in millions)	Severance	Other	Total
Balance as of December 31, 2012	$1.0	$—	$1.0
Payments	(0.1)	—	(0.1)

Balance as of March 31, 2013	$0.9	$—	$0.9

NOTE 11 – DISCONTINUED OPERATIONS

Federal Signal Technologies

On June 21, 2012, the Company announced that it had signed a definitive agreement to sell the FSTech Group and completed the disposition of the assets of the FSTech Group September 4, 2012. At closing, certain amounts were placed into escrow as security for indemnification obligations provided by the Company pursuant to the sale agreement, including defense and other costs associated with the Neology lawsuits discussed in Note 6 – Commitments and Contingencies. A significant portion of the escrow identified for general indemnification obligations will be held for a period of 18 months with the remaining general escrow funds to be held for 36 months. The portion of escrow associated with the Neology lawsuits and certain other indemnifications are to be held for a period of up to 48 months, but may be released earlier under certain conditions. If and when the relevant conditions associated with the Neology lawsuits and certain other contingencies are resolved and any remaining escrowed proceeds are released, the Company may recognize an adjustment to the loss from discontinued operations in its financial statements. The net carrying amount of the escrow receivable was classified in other current assets at March 31, 2013 and deferred charges and other assets at December 31, 2012, and was $8.0 million at both periods.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

The following table represents the operating results of discontinued operations, principally the FSTech Group, as of March 31, 2012:

(in millions)	Three Months Ended March 31, 2012
Net sales	$28.5
Interest allocated to discontinued operations	0.9
Other costs and expenses	31.4

Loss before income taxes	(3.8)
Income tax expense	(0.1)

Loss from discontinued operations	$(3.9)

For the three months ended March 31, 2013, the Company recorded $0.5 million in gains from the disposal of the FSTech Group, primarily from an adjustment in reserves associated with the original sale.

Other

In May 2012, the Company sold its Pearland Texas facility, which was previously used by the Company’s discontinued Pauluhn business, for proceeds of $0.9 million and recorded a pre-tax gain of $0.4 million. The Company retains certain liabilities for discontinued operations prior to January 1, 2010, primarily for environmental remediation and product liability.

Included in liabilities at March 31, 2013 and December 31, 2012 was $1.8 million at both periods related to environmental remediation at the Pearland, Texas facility, and $4.0 million and $4.6 million, respectively, relating to estimated product liability obligations of the discontinued North American refuse truck body business.

The following table represents the assets and liabilities of discontinued operations as of March 31, 2013 and December 31, 2012:

(in millions)	March 31, 2013	December 31, 2012
Current assets	$0.9	$0.8
Long-term assets	0.6	0.7
Financial service assets, net	0.5	0.5

Total assets of discontinued operations	$2.0	$2.0

Current liabilities	$4.8	$6.4
Long-term liabilities	8.2	8.6

Total liabilities of discontinued operations	$13.0	$15.0

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide information that is supplemental to, and should be read together with, the condensed consolidated financial statements and the accompanying notes contained in this Form 10-Q, as well as the Annual Report on Form 10-K for the year ended December 31, 2012. Information in MD&A is intended to assist the reader in obtaining an understanding of (i) the condensed consolidated financial statements and any changes in certain key items within those financial statements from year-to-year, (ii) information about the Company’s business segments and how the results of those segments impact the Company’s results of operations and financial condition as a whole, and (iii) how certain accounting principles affect the Company’s condensed consolidated financial statements. The Company’s results for interim periods are not necessarily indicative of annual operating results.

Executive Summary

The Company is a leading global manufacturer and supplier of (i) safety, security and communication equipment, (ii) street sweepers and other environmental vehicles and equipment, and (iii) vehicle-mounted, aerial platforms for fire fighting, rescue, electric utility and industrial uses. We also are a designer and supplier of technology-based products and services for the public safety market. In addition, we sell parts and provide service, repair, equipment rentals and training as part of a comprehensive offering to our customer base. We operate 11 manufacturing facilities in six countries around the world and provide our products and integrated solutions to municipal, governmental, industrial and commercial customers in approximately 100 countries in all regions of the world.

Results of Operations

The following information summarizes our consolidated statements of operations and illustrates the key financial indicators used to assess our consolidated financial results:

	Three Months Ended March 31,
(in millions, except per share data)	2013	2012	Change
Net sales	$199.8	$196.1	$3.7
Cost of sales	153.0	150.8	2.2

Gross profit	46.8	45.3	1.5
Selling, engineering, general and administrative expenses	34.7	34.1	0.6
Restructuring charges	—	0.9	(0.9)

Operating income	12.1	10.3	1.8
Interest expense	4.5	5.1	(0.6)
Debt settlement charges	8.7	1.6	7.1
Other income, net	(0.2)	(0.2)	—

Income (loss) before income taxes	(0.9)	3.8	(4.7)
Income tax expense	(0.2)	(0.7)	0.5

Income (loss) from continuing operations	(1.1)	3.1	(4.2)
Gain (loss) from discontinued operations and disposal, net of income tax	0.5	(4.2)	4.7

Net loss	$(0.6)	$(1.1)	$0.5

Other data:
Operating margin	6.1%	5.3%	0.8%
Diluted earnings (loss) per share – Continuing operations	$(0.02)	$0.05	$(0.07)
Total orders	192.2	223.1	(30.9)
Backlog	307.5	325.0	(17.5)
Depreciation and amortization	3.4	3.2	0.2

Net sales

Increased net sales were largely due to higher municipal sewer cleaner shipments associated with strong opening backlog and improved volume and pricing within our Safety and Security Systems Group, partially offset by weaker demand in the Asia Pacific and Mexico markets within our Environmental Solutions Group and unfavorable volumes and product mix within our Fire Rescue Group.

Cost of sales

The increase in cost of sales was primarily driven by improved sales volume. Cost of sales was also impacted by favorable product mix within our Environmental Solutions and Fire Rescue Groups.

Gross profit

Gross profit increased $1.5 million for the three months ended March 31, 2013 largely as result of increased sales volumes of sewer cleaners. In addition, gross profit within our Fire Rescue Group increased $0.9 million in conjunction with improved product mix and manufacturing efficiencies that more than offset decreased sales volumes.

Operating income

Operating income improved $1.8 million, or 17%, for the three months ended March 31, 2013 compared to the prior year. The increase was the result of improved gross margins within our Environmental Solutions Group, as well $0.9 million of restructuring costs incurred in the prior year period within our Safety and Security Systems Group that did not repeat in 2013.

Interest expense

Interest expense decreased $0.6 million, or 12%, for the three months ended March 31, 2013 compared to the prior year primarily due to the $75.0 million payment on our ABL Facility and 2012 Term Loan in the third quarter of 2012, coupled with lower interest rates as a result of our March 2013 refinancing. See Financial Condition, Liquidity and Capital Resources for additional information on the Company’s recent debt refinancing actions, which we expect will have a continuing positive impact on interest expense.

Debt settlement costs

In the three months ended March 31, 2013, the Company recorded $8.7 million of costs related to the termination of the ABL Facility and 2012 Term Loan. The costs included the write-off of deferred financing costs of $4.5 million and a prepayment premium of $4.2 million.

In the three months ended March 31, 2012, the Company recorded $1.6 million of costs related to the termination of its prior debt agreements. The costs included $1.0 million of make-whole interest payments and a write-off of deferred financing costs of $0.6 million.

Other income, net

Other income, net was $0.2 million for the three months ended March 31, 2013 and 2012. Other income primarily includes realized gains from foreign currency translations and derivative contracts.

Income tax expense

The Company recognized an income tax provision of $0.2 million and $0.7 million for the three months ended March 31, 2013 and 2012, respectively. The income tax provision for the three months ended March 31, 2013 and 2012 primarily relates to tax expense at non-U.S. operations that are not in a cumulative loss position. Due to the Company’s recent cumulative domestic losses for book purposes and the uncertainty of the realization of certain deferred tax assets, the Company continues to adjust its valuation allowance as the deferred tax assets increase or decrease, resulting in effectively no recorded tax provision or benefit for domestic operating results. The Company’s effective tax rate was (22.2%) and 18.4% for the three months ended March 31, 2013 and 2012, respectively. For additional information, see Note 4 – Income Taxes to the accompanying condensed consolidated financial statements.

Income (loss) from continuing operations

Loss from continuing operations was $1.1 million for the three months ended March 31, 2013 compared to income from continuing operations of $3.1 million for the prior year period. Improvements in sales, gross profit, interest expense and overall operating efficiencies were more than offset by debt settlement charges of $8.7 million.

Gain (loss) from discontinued operations and disposal

For the three months ended March 31, 2013, the gain from discontinued operations and disposals primarily represented an adjustment in reserves associated with the sale of the FSTech Group.

For the three months ended March 31, 2012, the loss from discontinued operations and disposals largely reflected the operating losses of the FSTech Group.

Orders and Backlog

Total orders decreased by $30.9 million, or 14%, for the three months ended March 31, 2013 compared to the prior year largely due to decreases within our Environmental Solutions Group. U.S. municipal and governmental orders decreased by 13% primarily resulting from decreases of $4.5 million for sewer cleaners and $2.1 million for street sweepers, as well as $2.2 million for municipal products within our Safety and Security Systems Group. U.S. industrial orders decreased by 4% driven by decreases of $7.3 million for vacuum trucks, partially offset by improved orders of $3.0 million within our Fire Rescue Group as well as increased waterblaster orders of $1.6 million. Non-U.S. orders decreased by 21% and were impacted by weaker demand in the Asia Pacific and Mexico markets for our sewer cleaners and street sweepers, coupled with lower demand for fire-lift products in Asia.

Backlog was $307.5 million at March 31, 2013, in comparison to $318.4 million at December 31, 2012 and $325.0 million at March 31, 2012. In comparison to the respective prior year period, the decrease in backlog was primarily attributable to the completion of a significant outdoor warning system order within our Safety and Security Systems Group and decreased backlog for street sweepers within our Environmental Solutions Group. In comparison to December 31, 2012, the decrease was largely due to decreased backlog for street sweepers within our Environmental Solutions Group as we completed and delivered against a spike in orders originally placed in the fourth quarter of 2012.

Environmental Solutions

The following table summarizes the Environmental Solutions Group’s operating results as of and for the three months ended March 31, 2013 and 2012, respectively:

	Three Months Ended March 31,
(in millions)	2013	2012	Change
Net sales	$111.7	$108.0	$3.7
Operating income	12.7	12.0	0.7
Operating data:
Operating margin	11.4%	11.1%	0.3%
Total orders	$101.4	$124.1	$(22.7)
Backlog	193.2	199.5	(6.3)
Depreciation and amortization	1.5	1.3	0.2

Total orders decreased by $22.7 million, or 18%, for the three months ended March 31, 2013 compared to the prior year. U.S. orders decreased by $12.2 million, or 13%, primarily due to decreases in orders for vacuum trucks of $7.3 million, municipal sewer cleaners of $4.5 million and municipal street sweepers of $2.1 million, partially offset by increased waterblaster orders of $1.6 million. Non-U.S. orders decreased $10.5 million compared to the prior year. The prior year benefited from a large order from a customer in the Asia Pacific market.

Net sales increased by $3.7 million for the three months ended March 31, 2013 compared to the prior year. U.S. sales increased $6.8 million primarily resulting from increased municipal sewer cleaner shipments, which is consistent with a strong opening backlog. Non-U.S. sales decreased $3.1 million resulting from weaker demand in the Asia Pacific and Mexico markets.

Cost of sales increased by $2.6 million for the three months ended March 31, 2013 compared to the prior year. The increase was predominately associated with volume increases of $6.8 million, partially offset by favorable product mix of $4.2 million resulting from a shift to more industrial products.

Operating income increased $0.7 million for the three months ended March 31, 2013 compared to the prior year primarily as a result of higher gross margins of $1.1 million, partially offset by increased selling, engineering, general and administrative expenses of $0.5 million relating to higher salary and benefits, facility rent and maintenance.

Safety and Security Systems

The following table summarizes the Safety and Security Systems Group’s operating results as of and for the three months ended March 31, 2013 and 2012, respectively:

	Three Months Ended March 31,
(in millions)	2013	2012	Change
Net sales	$58.5	$56.3	$2.2
Operating income	5.5	4.6	0.9
Operating data:
Operating margin	9.4%	8.2%	1.2%
Total orders	$56.9	$62.0	$(5.1)
Backlog	29.1	37.5	(8.4)
Depreciation and amortization	1.1	1.1	—

Total orders decreased by $5.1 million, or 8%, for the three months ended March 31, 2013 compared to the prior year. U.S. orders decreased by $2.7 million, or 8%, largely due to decreased outdoor warning systems orders of $3.6 million within our municipal markets resulting from large orders placed in the first quarter of 2012, as well as lower amber warning lighting orders of $0.5 million within our industrial markets. This was partially offset by improvements of $1.7 million in our public safety markets, driven by increased municipal demand within our police markets. Non-U.S. orders decreased $2.6 million, or 10%, primarily relating to decreases in international mining product orders of $1.2 million and decreases in non-U.S. public safety orders driven by lower demand in both Europe and our export markets.

Net sales increased by $2.2 million for the three months ended March 31, 2013 compared to the prior year primarily due to improvements in volume and, to a lesser extent, pricing increases. Net sales were positively impacted by improved sales of $2.4 million related to warning systems projects completed during the period and higher demand for U.S. municipal police products, partially offset by decreases in international mining product and international public safety sales.

Cost of sales increased by $2.8 million, or 8%, for the three months ended March 31, 2013 compared to the prior year largely due to increased volume, unfavorable product mix and unfavorable manufacturing variances.

Operating income increased by $0.9 million, or 20%, for the three months ended March 31, 2013 compared to the prior year. The increase was primarily due to restructuring charges of $0.9 million recorded in the first quarter of 2012 that did not repeat in 2013 and decreased legal expenses of $0.4 million.

Fire Rescue

The following table summarizes the Fire Rescue Group’s operating results as of and for the three months ended March 31, 2013 and 2012, respectively:

	Three Months Ended March 31,
(in millions)	2013	2012	Change
Net sales	$29.6	$31.8	$(2.2)
Operating income	0.7	0.8	(0.1)
Operating data:
Operating margin	2.4%	2.5%	(0.1)%
Total orders	$33.9	$37.0	$(3.1)
Backlog	85.2	88.0	(2.8)
Depreciation and amortization	0.7	0.6	0.1

Total orders decreased by $3.1 million, or 8%, for the three months ended March 31, 2013 compared to the prior year mainly driven by lower demand for fire-lift products in Asia, partly offset by improved industrial product orders.

Net sales decreased by $2.2 million for the three months ended March 31, 2013 compared to the prior year. The decrease in sales was driven by unfavorable product mix of $1.7 million, lower volumes of $1.0 million and unfavorable currency impacts, partially offset by $0.5 million of improvements in product pricing.

Cost of sales decreased $3.2 million for the three months ended March 31, 2013 compared to the prior year primarily due to a shift in product mix of $2.4 million, decreased sales volume of $0.8 million and favorable currency impacts of $0.1 million.

Operating income decreased $0.1 million for the three months ended March 31, 2013 compared to the prior year driven by higher selling, engineering, general and administrative expenses of $0.5 million, lower sales volumes of $0.2 million and unfavorable currency impacts of $0.1 million, offset by favorable product mix of $0.7 million.

Corporate Expenses

Corporate operating expenses were $6.8 million and $7.1 million for the three months ended March 31, 2013 and 2012, respectively, with the decrease primarily representing lower salaries and benefits. For the three months ended March 31, 2013, non-operating expenses within Corporate were impacted by increased debt settlement costs of $7.1 million and lower interest expense of $0.6 million compared to the prior year. Debt settlement costs represent the write off of debt issuance costs and a prepayment premium, both relating to the refinancing of our ABL Facility and 2012 Term Loan with the Senior Secured Credit Facility in March 2013, while the decrease in interest expense was driven by the pay down of debt during the third quarter of 2012, coupled with lower interest rates as a result of our March 2013 refinancing.

Seasonality of Company’s Business

Certain of the Company’s businesses are susceptible to the influences of seasonal buying or delivery patterns. The Company tends to have lower sales in the first calendar quarter compared to other quarters as a result of these influences.

Financial Condition, Liquidity and Capital Resources

The Company utilizes its operating cash flow and available borrowings under its Senior Secured Credit Facility for working capital needs of its operations, capital expenditures, strategic acquisitions of companies operating in markets related to those already served, pension contributions and debt repayments. Historically, we have also used such funds for share repurchases and dividends.

The following table summarizes the Company’s cash flows for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
(in millions)	2013	2012
Net cash provided by (used for) operating activities	$(14.9)	$2.6
Purchases of properties and equipment	(4.4)	(3.4)
Proceeds from sales of properties, plant and equipment	1.2	0.5
Decrease (increase) in restricted cash	1.0	(2.1)
Borrowing activity, net	7.0	12.4
Debt financing fees	(6.1)	(6.2)
Net cash used for discontinued financing activities	—	(0.9)
Other, net	(0.7)	1.0

Increase (decrease) in cash and cash equivalents	$(16.9)	$3.9

Cash used for operating activities for the three months ended March 31, 2013 was $14.9 million compared to cash provided by operating activities of $2.6 million for prior year. The change is primarily due to increased working capital driven by increased accounts receivable balances and decreased accounts payable balances. The Company also paid annual incentive bonuses in the first quarter of 2013.

The Company uses the ratio of total debt to EBITDA to measure its ability to repay its outstanding debt obligations. The Company believes that total debt to EBITDA is a meaningful metric to investors in evaluating the Company’s long-term financial performance and may be different than the method used by other companies to calculate total debt to EBITDA. The ratio of total debt to EBITDA represents total debt divided by income from continuing operations before interest expense, debt settlement charges, other expense, income tax provision, and depreciation and amortization on a trailing 12-month basis.

	Trailing Twelve Months Ending March 31,
(in millions)	2013	2012
Total debt	$160.6	$235.5

Income from continuing operations	$17.8	$18.6
Add:
Interest expense	20.8	18.1
Debt settlement charges	10.6	1.6
Other expense	0.6	—
Income tax provision	3.5	2.7
Depreciation and amortization	13.4	13.0

EBITDA	$66.7	$54.0

Total debt to EBITDA ratio	2.4	4.4

On February 22, 2012, the Company entered into a Credit Agreement by and among the Company, as borrower, General Electric Capital Corporation, as a co-collateral agent, and Wells Fargo Capital Finance, LLC, as administrative agent and co-collateral agent, providing the Company with a $100.0 million secured credit facility (the “ABL Facility”). On February 22, 2012, the Company also entered into a Financing Agreement by and among the Company, as borrower, certain subsidiaries of the Company, as guarantors, the lenders party thereto (the “Term Lenders”) and TPG Specialty Lending, Inc., as administrative agent, collateral agent and sole lead arranger, pursuant to which the Term Lenders agreed to provide the Company with a $215.0 million term loan (the “2012 Term Loan”).

On March 13, 2013, the Company entered into a new Credit Agreement by and among the Company, as borrower, the lenders referred to therein, as lenders, Wells Fargo Bank, National Association, as administrative agent, swingline lender and issuing lender, General Electric Capital Corporation, as syndication agent, and Wells Fargo Securities, LLC and GE Capital Markets, Inc., as joint lead arrangers and joint book managers, providing the Company with a new $225.0 million senior secured credit facility (the “Senior Secured Credit Facility”) comprised of a five-year fully funded term loan of $75.0 million and a five-year $150.0 million revolving credit facility under which borrowings may be made from time to time during the term of the Senior Secured Credit Facility.

The Company used the proceeds from the Senior Secured Credit Facility to (i) repay outstanding balances of the ABL Facility, (ii) repay outstanding balances under the 2012 Term Loan, (iii) finance the ongoing general corporate needs of the Company and its subsidiaries, and (iv) pay fees and expenses associated with repayment of amounts due under the ABL Facility and 2012 Term Loan, including the payment of approximately $4.2 million in resulting breakage fees and premiums under the 2012 Term Loan, and pay fees and expenses associated with the Senior Secured Credit Facility.

The Senior Secured Credit Facility is a five-year senior secured credit facility secured by a first priority security interest in all now or hereafter acquired domestic property and assets and the stock or other equity interests in each of the domestic subsidiaries and certain of the first-tier foreign subsidiaries, subject to certain exclusions. The Senior Secured Credit Facility requires equal quarterly installment payments against the $75.0 million term loan beginning on June 30, 2013 based on an amortization schedule. Year 1 of the Senior Secured Credit Facility amortization schedule requires 7.5% of the original term loan amount to be repaid, years 2 and 3 require 10.0% of the original term loan to be repaid, years 4 and 5 require 12.5% of the original term loan to be repaid, with the remaining balance to be repaid on the maturity date of March 13, 2018.

The Senior Secured Credit Facility provides for loans and letters of credit in an amount up to an aggregate availability under the revolving credit facility of $150.0 million, with a sub-limit of $50.0 million for letters of credit. Borrowings under the entire Senior Secured Credit Facility bear interest, at the Company’s option, at a base rate or a LIBOR rate, plus, in each case, an applicable margin. The applicable margin ranges from 1.00% to 2.00% for base rate borrowings and 2.00% to 3.00% for LIBOR borrowings. The Company must also pay a commitment fee to the lenders equal to a range of 0.25% to 0.45% per annum on the unused portion of the $150.0 million revolving credit facility along with other standard fees. Letter of credit fees are payable on outstanding letters of credit in an amount equal to the applicable LIBOR margin plus other customary fees. The Company is allowed to prepay in whole or in part advances under the revolving credit facility portion without penalty or premium other than customary “breakage” costs with respect to LIBOR loans.

The Senior Secured Credit Facility requires the Company to comply with financial covenants related to the maintenance of a minimum fixed charge coverage ratio and maximum leverage ratio. The financial covenants are measured at each fiscal quarter-end. Restricted payments, including dividends, shall be permitted only if the pro-forma leverage ratio after giving effect to such payment is less than 3.25x, pro-forma compliance after giving effect to such payment is maintained for all other financial covenants and there are no existing defaults under the Senior Secured Credit Facility. The Company was in compliance with all of its debt covenants as of March 31, 2013.

Upon execution of the Company’s new debt agreements in March 2013, the remaining unamortized deferred financing costs related to the ABL Facility and 2012 Term Loan were written off. In the first quarter of 2013, the Company recorded $8.7 million of costs related to the termination of its prior debt agreements. The costs included a $4.2 million early termination penalty payment which was equal to 2.75% of the outstanding balance of the 2012 Term Loan and a write-off of deferred financing costs of $4.5 million.

The Company has incurred $1.9 million of debt issuance costs to date associated with the execution of its new credit agreement. Financing costs incurred related to the new credit agreement are deferred and amortized over the remaining life of the new debt.

As of March 31, 2013, there was $84.0 million of cash drawn and $28.9 million of undrawn letters of credit under the $150.0 million revolving credit facility, reducing net availability for borrowings to $37.1 million.

As of March 31, 2013, no amounts were drawn against the Company’s non-U.S. lines of credit which provide for borrowings up to $14.1 million.

The Company anticipates that capital expenditures for 2013 will approximate $15.0 million. The Company believes that its financial resources and major sources of liquidity, including cash flow from operations and borrowing capacity, will be adequate to meet its operating and capital needs in addition to its financial commitments.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

See Note 3 – Debt to the accompanying condensed consolidated financial statements, in regards to the Company’s $75.0 million interest rate swap derivative, and Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of our Annual Report on Form 10-K for the year ended December  31, 2012.

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, the Company’s management, with the participation of the Company’s Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2013. Based on that evaluation, the Company’s Chief Executive Officer and Interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2013. As a matter of practice, the Company’s management continues to review and document internal control and procedures for financial reporting. From time to time, the Company may make changes aimed at enhancing the effectiveness of the controls and ensuring that the systems evolve with the business. During the quarter ended March 31, 2013, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

The information set forth under the heading “Legal Proceedings” in Note 6 – Commitments and Contingencies to the accompanying condensed consolidated financial statements as included in Part I of this Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes in risk factors as described in Item 1A, Risk Factors, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Restrictions upon the Payment of Dividends

Effective March 13, 2013, under the Company’s Senior Secured Credit Facility, dividends are permitted only if the following conditions are met:

•	no default or event of default may exist or will result from such dividend payment;

•	the leverage ratio (Consolidated Total Indebtedness to Consolidated EBITDA) of the Company and its subsidiaries must be, for the trailing 12-month period ending on the date of distribution, less than 3.25; and

•	the Company must be in compliance with the quarterly Consolidated Total Leverage Ratio and Consolidated Fixed Charge Coverage Ratio.

A complete list of terms and conditions can be found in the Senior Secured Credit Facility, which has been filed with the SEC and is incorporated by reference as an exhibit to this Form 10-Q.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On May 6, 2013, the Company issued a press release announcing its financial results for the three months ended March 31, 2013. The full text of the press release is included as Exhibit 99.1 to this Form 10-Q.

Item 6. Exhibits

10.1	Short Term Incentive Bonus Plan. Incorporated by reference to Exhibit 10.hh to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

10.2	Credit Agreement dated as of March 13, 2013, by and among the Company, as Borrower, the Lenders referred to therein, as Lenders, and Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender, General Electric Capital Corporation, as Syndication Agent, Wells Fargo Securities, LLC, and GE Capital Markets, Inc., as Joint Lead Arrangers and Joint Book Managers. Incorporated by reference to Exhibit 10.ii to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

31.1	CEO Certification under Section 302 of the Sarbanes-Oxley Act*

31.2	CFO Certification under Section 302 of the Sarbanes-Oxley Act*

32.1	CEO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act*

32.2	CFO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act*

99.1	Press Release dated May 6, 2013*

101.INS (1)	XBRL Instance Document

101.SCH (1)	XBRL Taxonomy Extension Schema Document

101.CAL (1)	XBRL Taxonomy Calculation Linkbase Document

101.DEF (1)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB (1)	XBRL Taxonomy Label Linkbase Document

101.PRE (1)	XBRL Taxonomy Presentation Linkbase Document

(1)	In accordance with Rule 406T of Regulation S-T, these interactive data files are deemed “furnished, but not filed” for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under that section.

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Signal Corporation

Date: May 6, 2013	/s/ Braden N. Waverley
Braden N. Waverley
Interim Chief Financial Officer
(Principal Financial Officer)