Form 10-Q
period 2013-06-30
FEDERAL SIGNAL CORP /DE/
filed 2013-08-09
CIK 277509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of July 31, 2013, the number of shares outstanding of the registrant’s common stock was 62,597,062.

FEDERAL SIGNAL CORPORATION

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Form 10-Q”) report is being filed by Federal Signal Corporation and its subsidiaries (referred to collectively as the “Company” herein, unless the context otherwise indicates) with the Securities and Exchange Commission (“SEC”), and includes comments made by management that may contain words such as “may,” “will,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “project,” “estimate” and “objective” or the negative thereof or similar terminology concerning the Company’s future financial performance, business strategy, plans, goals and objectives. These expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. Forward-looking statements include information concerning the Company’s possible or assumed future performance or results of operations and are not guarantees. While these statements are based on assumptions and judgments that management has made in light of industry experience as well as perceptions of historical trends, current conditions, expected future developments, and other factors believed to be appropriate under the circumstances, they are subject to risks, uncertainties, and other factors that may cause the Company’s actual results, performance, or achievements to be materially different.

These risks and uncertainties, some of which are beyond the Company’s control, include the cyclical nature of the Company’s industrial, municipal, government, and commercial markets; domestic and foreign governmental policy changes; restrictive debt covenants; availability of credit and third-party financing for customers; our ability to anticipate and meet customer demands for new products and product enhancements and the resulting new and enhanced products generating sufficient revenues to justify research and development expenses; our incurrence of restructuring and impairment charges as we continue to evaluate opportunities to restructure our business; highly competitive markets; increased product liability, warranty, recall claims, client service interruptions, and other lawsuits and claims; technological advances by competitors; disruptions in the supply of parts and components from suppliers and subcontractors; attraction and retention of key employees; disruptions within our dealer network; work stoppages and other labor relations matters; increased pension funding requirements and expenses beyond our control; costs of compliance with environmental and safety regulations; our ability to use net operating loss and tax credit carryovers to reduce future tax payments; charges related to goodwill and other long-lived intangible assets; our ability to expand our business through successful future acquisitions; and unknown or unexpected contingencies in our existing business or in businesses acquired by us. These risks and uncertainties include, but are not limited to, the risk factors described under Item 1A, Risk Factors, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the SEC on March 15, 2013. These factors may not constitute all factors that could cause actual results to differ materially from those discussed in any forward-looking statement. The Company operates in a continually changing business environment and new factors emerge from time to time. The Company cannot predict such factors nor can it assess the impact, if any, of such factors on its financial position or results of operations. Accordingly, forward-looking statements should not be relied upon as a predictor of actual results. The Company disclaims any responsibility to update any forward-looking statement provided in this Form 10-Q.

ADDITIONAL INFORMATION

The Company is subject to the reporting and information requirements of the Exchange Act and, as a result, is obligated to file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other reports and information with the SEC, as well as amendments to those reports. The Company makes these filings available free of charge through our website (http://www.federalsignal.com) as soon as reasonably practicable after we electronically file or furnish such materials to the SEC. Information on our website does not constitute part of this Form 10-Q. In addition, the SEC maintains a website (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically. All materials that we file with, or furnish to, the SEC may also be read or copied at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

Part I. Financial Information

Item 1. Financial Statements

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended June 30,		Six months ended June 30,
(in millions, except per share data)	2013	2012	2013	2012
Net sales	$222.6	$204.4	$422.4	$400.5
Cost of sales	170.8	155.2	323.8	306.0

Gross profit	51.8	49.2	98.6	94.5
Selling, engineering, general and administrative expenses	34.2	33.5	68.9	67.6
Restructuring charges (benefit)	(0.6)	(0.1)	(0.6)	0.8

Operating income	18.2	15.8	30.3	26.1
Interest expense	1.7	5.4	6.2	10.5
Debt settlement charges	—	—	8.7	1.6
Other (income) expense, net	0.1	0.5	(0.1)	0.3

Income before income taxes	16.4	9.9	15.5	13.7
Income tax benefit (expense)	101.4	(0.3)	101.2	(1.0)

Income from continuing operations	117.8	9.6	116.7	12.7
Gain (loss) from discontinued operations and disposal, net of income tax expense (benefit) of $0.2, ($0.7), $0.2 and ($0.6), respectively	(0.3)	(26.1)	0.2	(30.2)

Net income (loss)	$117.5	$(16.5)	$116.9	$(17.5)

Basic earnings (loss) per share:
Earnings from continuing operations	$1.88	$0.15	$1.87	$0.20
Loss from discontinued operations and disposal, net of tax	—	(0.41)	—	(0.48)

Net earnings (loss) per share	$1.88	$(0.26)	$1.87	$(0.28)

Diluted earnings (loss) per share:
Earnings from continuing operations	$1.87	$0.15	$1.86	$0.20
Loss from discontinued operations and disposal, net of tax	—	(0.41)	—	(0.48)

Net earnings (loss) earnings per share	$1.87	$(0.26)	$1.86	$(0.28)

Weighted average common shares outstanding:
Basic	62.5	62.3	62.4	62.2
Diluted	62.9	62.6	62.8	62.5

See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2013	2012	2013	2012
Net income (loss)	$117.5	$(16.5)	$116.9	$(17.5)
Other comprehensive income:
Change in foreign currency translation adjustment	1.2	1.3	(4.5)	6.5
Change in unrecognized losses related to pension benefit plans, net of income tax expense of $0.0, $0.2, $0.5, and $0.0, respectively	2.1	1.8	5.4	2.7
Unrealized net gain on derivatives, net of income tax expense of $0.2, $0.1, $0.0, and $0.2, respectively	1.1	0.3	0.5	0.7

Total other comprehensive income	4.4	3.4	1.4	9.9

Comprehensive income (loss)	$121.9	$(13.1)	$118.3	$(7.6)

See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31, 2012
(in millions, except per share data)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13.1	$29.7
Restricted cash	—	1.0
Accounts receivable, net of allowances for doubtful accounts of $2.6 and $2.4, respectively	105.1	96.9
Inventories	112.2	119.9
Prepaid expenses	12.5	13.8
Other current assets	11.9	5.1
Current assets of discontinued operations	3.6	0.8

Total current assets	258.4	267.2
Properties and equipment, net	60.3	59.3
Other assets:
Goodwill	270.5	272.3
Intangible assets, net	0.6	0.7
Deferred tax assets	51.6	—
Deferred charges and other assets	2.9	12.5
Long-term assets of discontinued operations	5.7	1.2

Total assets	$650.0	$613.2

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$—	$0.3
Current portion of long-term borrowings and capital lease obligations	6.6	4.7
Accounts payable	47.2	52.5
Customer deposits	10.8	13.1
Deferred revenue	2.8	3.1
Deferred tax liability	3.0	10.6
Accrued liabilities:
Compensation and withholding taxes	18.9	25.8
Other current liabilities	31.3	33.1
Current liabilities of discontinued operations	5.5	6.4

Total current liabilities	126.1	149.6
Long-term borrowings and capital lease obligations	137.6	152.8
Long-term pension and other postretirement benefit liabilities	79.3	84.1
Deferred gain	18.6	19.4
Deferred tax liabilities	—	35.8
Other long-term liabilities	16.7	16.0
Long-term liabilities of discontinued operations	4.0	8.6

Total liabilities	382.3	466.3
Shareholders’ equity:
Common stock, $1 par value per share, 90.0 shares authorized, 63.6 and 63.4 shares issued, respectively	63.6	63.4
Capital in excess of par value	173.6	171.1
Retained earnings	125.8	8.9
Treasury stock, at cost, 1.0 shares at both dates	(16.6)	(16.4)
Accumulated other comprehensive loss	(78.7)	(80.1)

Total shareholders’ equity	267.7	146.9

Total liabilities and shareholders’ equity	$650.0	$613.2

See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

(in millions)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2011	$63.1	$167.7	$36.4	$(16.1)	$(76.4)	$174.7
Net loss			(17.5)			(17.5)
Total other comprehensive income					9.9	9.9
Stock-based payments:
Non-vested stock and options		1.4				1.4
Stock awards	0.2	0.2		(0.2)		0.2

Balance at June 30, 2012	$63.3	$169.3	$18.9	$(16.3)	$(66.5)	$168.7

Balance at December 31, 2012	$63.4	$171.1	$8.9	$(16.4)	$(80.1)	$146.9
Net income			116.9			116.9
Total other comprehensive income					1.4	1.4
Stock-based payments:
Non-vested stock and options		1.8				1.8
Stock awards	0.2	0.7		(0.2)		0.7

Balance at June 30, 2013	$63.6	$173.6	$125.8	$(16.6)	$(78.7)	$267.7

See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
(in millions)	2013	2012
Operating activities:
Net income (loss)	$116.9	$(17.5)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
(Gain) loss on discontinued operations and disposal	(0.2)	30.2
Depreciation and amortization	6.9	6.6
Write-off of deferred financing costs	4.5	1.6
Stock-based compensation expense	1.8	1.4
Pension expense, net of funding	(0.2)	(1.5)
Provision for doubtful accounts	0.2	0.3
Deferred income taxes, including changes in valuation allowance	(94.9)	(1.6)
Changes in operating assets and liabilities, net of effects from dispositions of companies	(24.1)	(10.0)

Net cash provided by continuing operating activities	10.9	9.5
Net cash used for operating activities of discontinued operations	(5.0)	(10.0)

Net cash provided by (used for) operating activities	5.9	(0.5)
Investing activities:
Purchases of properties and equipment	(9.5)	(5.5)
Proceeds from sales of properties and equipment	1.5	1.0
Decrease (increase) in restricted cash	1.0	(1.5)

Net cash used for continuing investing activities	(7.0)	(6.0)
Net cash provided by investing activities of discontinued operations	—	—

Net cash used for investing activities	(7.0)	(6.0)
Financing activities:
Increase (decrease) in revolving lines of credit, net	66.5	(161.8)
Decrease in short-term borrowings, net	(0.3)	(5.3)
Proceeds from issuance of long-term borrowings	75.0	215.0
Payments on long-term borrowings	(150.7)	(34.4)
Payments of debt financing fees	(6.2)	(6.2)
Other, net	0.9	0.9

Net cash provided by (used for) continuing financing activities	(14.8)	8.2
Net cash used for financing activities of discontinued operations	—	(0.9)

Net cash provided by (used for) financing activities	(14.8)	7.3

Effects of foreign exchange rate changes on cash and cash equivalents	(0.7)	—
Increase (decrease) in cash and cash equivalents	(16.6)	0.8
Cash and cash equivalents at beginning of period	29.7	9.5

Cash and cash equivalents at end of period	$13.1	$10.3

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

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements represent the consolidation of Federal Signal Corporation and its subsidiaries included herein and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to ensure the information presented is not misleading. These condensed consolidated financial statements have been prepared in accordance with the Company’s accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, and should be read in conjunction with those consolidated financial statements and the notes thereto.

These statements include all adjustments, consisting of normal recurring accruals, that we considered necessary to present a fair statement of our results of operations, financial position, and cash flows. The results reported in these condensed consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. We label our quarterly information using a calendar convention whereby our first, second, and third quarters are labeled as ending on March 31, June 30, and September 30, respectively. It is our longstanding practice to establish interim quarterly closing dates using a 5-4-4 calendar with the fiscal year ending on December 31. The effects of this practice are not material and exist only within a reporting year.

We have reclassified certain prior period amounts to conform to the current period presentation.

Recent Accounting Pronouncements and Accounting Changes

In January 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-01, Balance Sheet (Topic 210), Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. This update further clarified the guidance previously issued under ASU No. 2011-11, which required both gross and net presentation of offsetting assets and liabilities. The new requirements were effective retrospectively for fiscal years beginning on or after January 1, 2013, and for interim periods within those fiscal years. As the guidance impacted disclosure requirements only, the Company’s adoption of the guidance on January 1, 2013 did not have an impact on its results of operations, financial position, or cash flows.

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220), Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The guidance was issued in response to ASU No. 2011-05 and required disclosure of the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items of net income, if the amounts reclassified are required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period. For other amounts not required to be reclassified to net income in their entirety in the same reporting period, or when a portion of the amount is reclassified to a balance sheet account instead of directly to income or expense, a cross reference to the related footnote disclosures for additional information should be provided. The new requirements were effective prospectively for fiscal years beginning on or after December 15, 2012, and for interim periods within those fiscal years. As the guidance impacted disclosure requirements only, the Company’s adoption of the guidance on January 1, 2013 did not have an impact on its results of operations, financial position, or cash flows. For additional information, see Note 8 – Shareholders’ Equity.

In February 2013, the FASB issued ASU No. 2013-04, Liabilities (Topic 405), Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. This update provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this update is fixed at the reporting date, except for obligations addressed within existing U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The new requirements are effective for fiscal years beginning on or after December 15, 2013, and for interim periods within those fiscal years. Retrospective presentation for all comparative periods presented is required. The Company expects that the adoption of this guidance will not have a material impact on its results of operations, financial position, or cash flows.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters (Topic 830), Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. This guidance clarifies the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity. The new requirements are effective prospectively for fiscal years beginning on or after December 15, 2013, and for interim periods within those fiscal years. The Company expects that the adoption of this guidance will not have a material impact on its results of operations, financial position, or cash flows.

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

There have been no changes to the Company’s significant accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

NOTE 2 – INVENTORIES

The following table summarizes the components of inventories:

(in millions)	June 30, 2013	December 31, 2012
Raw materials	$45.6	$56.8
Work in progress	29.9	26.8
Finished goods	36.7	36.3

Total inventories	$112.2	$119.9

NOTE 3 – DEBT

The following table summarizes the components of long-term borrowings and capital lease obligations:

(in millions)	June 30, 2013	December 31, 2012
Senior Secured Credit Facility:
Revolving credit facility	$69.0	$—
Term loan	73.6	—
February 2012 Financing:
ABL facility	—	6.7
Term loan	—	149.1
Capital lease obligations	1.6	1.7

Total long-term borrowings and capital lease obligations, including current portion	144.2	157.5
Less: Current maturities	6.1	4.2
Less: Current capital lease obligations	0.5	0.5

Total long-term borrowings and capital lease obligations, net	$137.6	$152.8

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

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

The carrying value of short-term debt approximates fair value due to its short maturity (Level 2 input). The fair value of long-term debt is based on interest rates that we believe are currently available to us for issuance of debt with similar terms and remaining maturities (Level 2 input). The following table summarizes the carrying amounts and fair values of the Company’s financial instruments:

	June 30, 2013		December 31, 2012
	Notional Amount	Fair Value	Notional Amount	Fair Value
Short-term debt	$—	$—	$0.3	$0.3
Long-term debt (1)	144.2	144.2	157.5	208.2

(1)	Long-term debt includes current portions of long-term debt and current portions of capital lease obligations of $6.6 million and $4.7 million as of June 30, 2013 and December 31, 2012, respectively.

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

The Company used the proceeds from the Senior Secured Credit Facility to (i) repay outstanding balances of the ABL Facility; (ii) repay outstanding balances under the 2012 Term Loan; (iii) finance the ongoing general corporate needs of the Company and its subsidiaries; and (iv) pay fees and expenses associated with repayment of amounts due under the ABL Facility and 2012 Term Loan, including the payment of approximately $4.2 million in resulting breakage fees and premiums under the 2012 Term Loan, and pay fees and expenses associated with the Senior Secured Credit Facility.

The Senior Secured Credit Facility is a five-year senior secured credit facility secured by a first priority security interest in all now or hereafter acquired domestic property and assets and the stock or other equity interests in each of the domestic subsidiaries and certain of the first-tier foreign subsidiaries, subject to certain exclusions. The Senior Secured Credit Facility requires equal quarterly installment payments against the $75.0 million term loan that began on June 30, 2013 based on an amortization schedule. Year 1 of the Senior Secured Credit Facility amortization schedule requires 7.5% of the original term loan amount to be repaid, years 2 and 3 require 10.0% of the original term loan to be repaid, years 4 and 5 require 12.5% of the original term loan to be repaid, with the remaining balance to be repaid on the maturity date of March 13, 2018.

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

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

The Senior Secured Credit Facility requires the Company to comply with financial covenants related to the maintenance of a minimum fixed charge coverage ratio and maximum leverage ratio. The financial covenants are measured at each fiscal quarter-end. Restricted payments, including dividends, shall be permitted only if the pro-forma leverage ratio after giving effect to such payment is less than 3.25x, pro-forma compliance after giving effect to such payment is maintained for all other financial covenants and there are no existing defaults under the Senior Secured Credit Facility. The Company was in compliance with all of its debt covenants as of June 30, 2013.

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

As of June 30, 2013, there was $69.0 million of cash drawn and $28.9 million of undrawn letters of credit under the $150.0 million revolving credit facility, reducing net availability for borrowings to $52.1 million.

As of June 30, 2013, no amounts were drawn against the Company’s non-U.S. lines of credit which provide for borrowings up to $14.3 million.

Interest Rate Swap

On March 13, 2013, the Company entered into an interest rate swap (the “Swap”) with a notional amount of $75.0 million, as a means of fixing the interest rate on $75.0 million of its variable rate debt under the Senior Secured Credit Facility. The Swap is designated as a cash flow hedge, with a termination date of March 13, 2018. As a result of the application of hedge accounting treatment, all unrealized gains and losses related to the derivative instruments are recorded in accumulated other comprehensive income (loss) and are reclassified into operations in the same period in which the hedged transaction affects earnings. Hedge effectiveness is tested quarterly. We do not use derivative instruments for trading or speculative purposes.

The fair value of the Swap is derived from a discounted cash flow analysis based on the terms of the contract and the interest rate curve (Level 2 inputs) and measured on a recurring basis in our consolidated balance sheet. At June 30, 2013, the fair value of the Swap included in other long-term assets on the consolidated balance sheet was $0.5 million and no ineffectiveness was recorded. An unrealized gain of $1.2 million was recorded in other comprehensive income during the second quarter of 2013.

NOTE 4 – INCOME TAXES

The Company recognized an income tax benefit (expense) of $101.4 million and $(0.3) million for the three months ended June 30, 2013 and 2012, respectively, and $101.2 million and $(1.0) million for the six months ended June 30, 2013 and 2012, respectively. The Company’s effective tax rate was (618.3)% and 3.0% for the three months ended June 30, 2013 and 2012, respectively, and (652.9)% and 7.3% for the six months ended June 30, 2013 and 2012, respectively.

A valuation allowance is required to be established or maintained when, based on currently available information and other factors, it is more likely than not that all or a portion of a deferred tax asset will not be realized. The guidance on accounting for income taxes provides important factors in determining whether a deferred tax asset will be realized, including whether there has been sufficient taxable income in recent years and whether sufficient income can reasonably be expected in future years in order to utilize the deferred tax asset.

We have evaluated the need to maintain a valuation allowance for deferred tax assets based on our assessment of whether it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income. Appropriate consideration is given to all available evidence, both positive and negative, in assessing the need for a valuation allowance. In the second quarter of 2013, this evaluation resulted in the determination that a significant portion of our valuation allowance on U.S. deferred tax assets could be released. The qualitative and quantitative analysis of current and expected domestic earnings, industry and market trends, tax planning strategies, and general business risks resulted in a more likely than not conclusion of being able to realize a significant portion of our U.S. deferred tax assets. Total deferred tax asset valuation allowances decreased discretely by $102.4 million in the second quarter of 2013.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

We have been able to sustain positive earnings despite low demand for products and services that has occurred in many of our markets during the current and previous three years. Our earnings have become positive on a cumulative basis through this period. In addition, market demand and our performance in many of our markets have improved during this period, and during the current year, and demand and earnings performance are expected to continue into the foreseeable future. In addition, we have exited a business segment which had produced losses.

We continue to maintain a valuation allowance on certain federal, state, and foreign (principally Spain & Canada) deferred tax assets that we believe, on a more likely than not basis, will not be realized. In addition, we will maintain a valuation allowance of $6.7 million which will be released over the following two quarters as income is recognized under the guidance provided in ASC 740-270-25-4. Each quarter, we continue to evaluate the recoverability of our deferred tax assets, weighing all positive and negative evidence.

The Company’s unrecognized tax benefits were $4.2 million and $4.0 million at June 30, 2013 and December 31, 2012, respectively, of which $4.2 million and $3.9 million are tax benefits that, if recognized, would reduce the annual effective tax rate. However, to the extent we continue to maintain a valuation allowance against certain deferred tax assets, the effect may be in the form of an increase in the deferred tax asset related to our net operating loss carry forward, which would be offset by a valuation allowance.

The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. Interest and penalties amounting to $0.2 million and $0.1 million, respectively, are recorded on the Company’s consolidated balance sheet. The Company expects the unrecognized tax benefits to decrease by $1.6 million over the next 12 months due to (i) the potential expiration of statutes of limitations and (ii) settlements with tax authorities.

NOTE 5 – PENSIONS

The following table summarizes the components of net postretirement pension expense:

	U.S. Benefit Plan				Non-U.S. Benefit Plan
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2013	2012	2013	2012	2013	2012	2013	2012
Service cost	$—	$—	$—	$—	$0.1	$0.1	$0.1	$0.1
Interest cost	1.9	2.2	3.7	4.0	0.6	0.6	1.2	1.3
Amortization of actuarial loss	1.9	1.5	3.7	2.8	0.2	0.2	0.4	0.4
Expected return on plan assets	(2.2)	(2.4)	(4.4)	(4.4)	(0.7)	(0.7)	(1.3)	(1.3)

Net postretirement pension expense	$1.6	$1.3	$3.0	$2.4	$0.2	$0.2	$0.4	$0.5

During the six months ended June 30, 2013 and 2012, the Company contributed $2.8 million and $3.2 million to its U.S. defined benefit plan, respectively, and $0.8 million and $1.2 million to its non-U.S. defined benefit plan, respectively. The Company expects to contribute up to $6.8 million to the U.S. benefit plan and up to $2.3 million to the non-U.S. benefit plan in 2013.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Guarantees

At June 30, 2013 and December 31, 2012, the Company had outstanding standby letters of credit aggregating $28.9 million and $29.2 million, respectively, principally to act as security for retention levels related to casualty insurance policies and to guarantee the performance of subsidiaries that engage in export transactions to non-U.S. governments and municipalities.

The Company issues product performance warranties to customers with the sale of its products. The specific terms and conditions of these warranties vary depending upon the product sold and the country in which the Company conducts business, with warranty periods generally ranging from one to ten years. The Company estimates the costs that may be incurred under its basic limited warranty and records a liability in the amount of such costs at the time the sale of the related product is recognized. Factors that affect the Company’s warranty liability include the number of units under warranty from time to time, historical and anticipated rates of warranty claims, and costs per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. The following table summarizes the changes in the Company’s warranty liabilities:

	Six Months Ended June 30,
(in millions)	2013	2012
Balance at January 1	$6.8	$6.7
Provisions to expense	4.5	3.6
Payments	(3.7)	(3.4)

Balance at June 30	$7.6	$6.9

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

We provide indemnifications and other guarantees in the ordinary course of business, the terms of which range in duration and often are not explicitly defined. We do not believe these will result in claims that would have a material impact on our financial condition, results of operation, or cash flows.

Environmental Liabilities

The Pearland, Texas facility was previously used by the Company’s discontinued Pauluhn business and manufactured marine, offshore, and industrial lighting products. The Company sold the facility in May 2012. While the Company has not finalized its plans, it is probable that the site will require remediation. Reserves of $1.7 million and $1.8 million related to the environmental remediation of the Pearland facility are included in liabilities of discontinued operations on the consolidated balance sheets at June 30, 2013 and December 31, 2012, respectively. The recorded reserves are based on an undiscounted estimate of the range of costs to remediate the site, depending upon the remediation approach and other factors. The Company’s estimate may change in the near term as more information becomes available; however, the costs are not expected to have a material adverse effect on the Company’s results of operations, financial position, or liquidity.

Legal Proceedings

The Company is subject to various claims, other pending and possible legal actions for product liability and other damages, and other matters arising out of the conduct of the Company’s business. On a quarterly basis, the Company reviews the material legal claims against the Company. The Company accrues for the costs of such claims as appropriate and in the exercise of its best judgment and experience. However, due to a lack of factual information available to the Company about a claim, or the procedural stage of a claim, it may not be possible for the Company to reasonably assess either the probability of a favorable or unfavorable outcome of the claim or to reasonably estimate the amount of loss should there be an unfavorable outcome. Therefore, for many of the claims, the Company cannot estimate a range of loss.

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

An additional 40 Chicago firefighter plaintiffs were selected for trial in 2009. Plaintiffs’ counsel later moved to reduce the number of plaintiffs from 40 to nine. The trial for these nine plaintiffs concluded with a verdict returned against the Company and for the plaintiffs in varying amounts totaling $0.4 million. The Company appealed this verdict. On September 13, 2012, the Illinois Appellate Court rejected this appeal. Two justices voted to uphold the verdict and one justice filed a lengthy and vigorous dissent. The Company thereafter filed a petition for rehearing with the Illinois Appellate Court, which was denied on February 7, 2013. The Company sought further review by filing a petition for leave to appeal with the Illinois Supreme Court on March 14, 2013. On May 29, 2013, the Illinois Supreme Court issued a summary order declining to accept review of this case. The Company thereafter, on July 1, 2013, satisfied the judgments entered for these plaintiffs, which will result in final dismissal of these cases.

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

Following this defense verdict, plaintiffs again moved to certify a class of Chicago Fire Department plaintiffs for trial on the sole issue of whether the Company’s sirens were defective and unreasonably dangerous. Over the Company’s objection, the trial court granted plaintiffs’ motion for class certification on March 11, 2013 and scheduled a class action trial to begin on June 10, 2013. The Company filed a petition for review with the Illinois Appellate Court on March 29, 2013 seeking reversal of the class certification order. On April 23, 2013, the Illinois Appellate Court granted the Company’s petition for review. Pursuant to Illinois law, all class proceedings in the trial court are stayed pending further briefing and a final decision from the Illinois Appellate Court on this issue.

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

Three trials occurred in Philadelphia involving these cases. The first trial involving one of these plaintiffs occurred in 2010, when the jury returned a verdict for the plaintiff. In particular, the jury found that the Company’s siren was not defectively designed, but that the Company negligently constructed the siren. The jury awarded damages in the amount of $0.1 million, which was subsequently reduced to $0.08 million. The Company appealed this verdict. Another trial, involving nine Philadelphia firefighter plaintiffs, also occurred in 2010 when the jury returned a defense verdict for the Company as to all claims and all plaintiffs involved in that trial. The third trial, also involving nine Philadelphia firefighter plaintiffs, was completed during 2010 when the jury returned a defense verdict for the Company as to all claims and all plaintiffs involved in that trial.

Following defense verdicts in the last two Philadelphia trials, the Company negotiated settlements with respect to all remaining filed cases in Philadelphia at that time, as well as other firefighter claimants represented by the attorney who filed the Philadelphia cases. On January 4, 2011, the Company entered into a Global Settlement Agreement (the “Settlement Agreement”) with the law firm of the attorney representing the Philadelphia claimants, on behalf of 1,125 claimants the firm represented (the “Claimants”) and who had asserted product claims against the Company (the “Claims”). Three hundred and eight of the Claimants had lawsuits pending against the Company in Cook County, Illinois.

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

During April and May 2012, 15 new cases were filed in the Court of Common Pleas, Philadelphia County, Pennsylvania. These cases were filed on behalf of 15 Philadelphia firefighters and involve various defendants in addition to the Company. On June 14, 2013, one of these cases was dismissed. During April through July 2013, additional cases were filed in Allegheny County, Pennsylvania. These cases involve 246 plaintiff firefighters from Pittsburgh and various defendants, including the Company.

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

The Company’s ongoing negotiations with its insurer, CNA, over insurance coverage on these claims have resulted in reimbursements of a portion of the Company’s defense costs. These reimbursements are recorded as a reduction of corporate operating expenses. For the six months ended June 30, 2013, the Company recorded $0.2 million of reimbursements from CNA related to legal costs incurred in the prior year and $0.1 million of reimbursements related to costs incurred in 2013. For the year ended December 31, 2012, the Company recorded $0.7 million of reimbursements related to legal costs incurred in the prior year, of which $0.6 million had been received as of December 31, 2012. The remaining $0.1 million was received in the first quarter of 2013.

On July 29, 2011, Neology, Inc. (“Neology”) filed a complaint against the Company in the U.S. District Court of Delaware for alleged patent infringements (the “Delaware lawsuit”). The Delaware lawsuit demands that the Company cease manufacturing, marketing, importing or selling Radio Frequency Identification (“RFID”) systems and products that allegedly infringe certain specified patents owned by Neology, and also demands compensation for past alleged infringement. The Company has denied the allegations in the complaint. On December 2, 2011, Neology filed a motion for preliminary injunction, requesting that the court enter an order preliminarily enjoining the Company from further alleged infringement of certain Neology patents. On June 18, 2012, a U.S. District Court Magistrate issued a Report and Recommendation that the motion for a preliminary injunction be denied. On August 12, 2012, a U.S. District Court Judge adopted that Report and Recommendation. On August 20, 2012, Neology filed a motion for leave to file for partial summary judgment against the Company regarding two of the patents at issue in this litigation. On September 21, 2012, a U.S. District Court Magistrate denied the motion.

On May 21, 2012, Neology filed another complaint against the Company, also for alleged patent infringement, in the U.S. District Court for the Central District of California. On July 19, 2012, Neology filed certain amendments to that complaint. The amended complaint similarly demands that the Company cease manufacturing, marketing, importing or selling certain RFID transponders and readers that allegedly infringe certain other specified patents owned by Neology, and also demands compensation for past alleged infringement. The Company has denied the allegations in the complaint. On September 10, 2012, the Company filed a motion requesting that the court transfer this litigation to the U.S. District Court of Delaware, where Neology filed its earlier patent infringement suit against the Company. On October 15, 2012, the court granted this motion and ordered the transfer of this litigation to the U.S. District Court of Delaware. On November 2, 2012, the U.S. District Court of Delaware ordered the consolidation of the transferred California litigation and the Delaware lawsuit.

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

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

The remedy requested by Neology in its complaint filed with the ITC, and the relief that can be ordered by the ITC in favor of a prevailing complainant, is prospective injunctive relief barring the products and components that allegedly violate Section 337 of the Tariff Act from importation into the U.S. Compensatory monetary relief is neither expressly sought by Neology in its complaint nor a form of relief available to a prevailing complainant from the ITC. Since the disposition of the assets of the Federal Signal Technologies (“FSTech”) Group on September 4, 2012, as further discussed in Note 11 – Discontinued Operations, the Company has not imported into the U.S. nor sold within the U.S. the products or components identified by Neology in its complaint.

On May 6, 2013, the Company, Neology, and 3M Company (“the Parties”) agreed in principle to a settlement of the Delaware lawsuit as well as the ITC investigation. The Parties thereafter finalized a confidential settlement agreement, effective June 14, 2013. On June 19, 2013, pursuant to a joint request of the Parties, the ITC terminated its investigation. On June 25, 2013, the U.S. District Court granted the Parties’ joint motion to dismiss the Delaware lawsuit.

In connection with the closing of the sale of the FSTech Group to 3M Company on September 4, 2012, 3M Company agreed to assume the defense of the Neology lawsuits. A portion of the purchase price proceeds was placed into escrow to be held for a period of 48 months as security for the indemnification obligations of the Company as well as defense and other costs associated with the Neology lawsuits and legal proceedings incident thereto, subject to early release under certain conditions. In conjunction with the settlement agreement relating to the Neology lawsuits, the Company expects disbursement of the escrow associated with the Neology lawsuits to be completed during the third quarter of 2013. Any remaining escrow proceeds associated with the Neology lawsuits will be released to the Company and will result in an adjustment to the loss from discontinued operations in our financial statements. Information regarding the Company’s discontinued operations is further discussed in Note 11 – Discontinued Operations. The Company does not expect that the adjustment will be material to our results of operations, financial position, or liquidity.

NOTE 7 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share (“EPS”) is computed by dividing income or loss available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted EPS is computed based on the weighted average number of shares of common stock outstanding for the period plus the effect of dilutive potential common shares outstanding during the period. Dilutive potential common shares include outstanding stock options, performance-based restricted stock unit awards, and restricted stock units and reflect the potential dilution that could occur if these awards were issued and converted into common stock. We use the treasury stock method to determine the potentially dilutive impact of our employee stock options and restricted stock units, and the contingently issuable method for our performance-based restricted stock unit awards. For the three months ended June 30, 2013 and 2012, options to purchase 1.2 million and 2.3 million shares of the Company’s common stock, respectively, had an anti-dilutive effect on EPS, and accordingly, are excluded from the calculation of diluted EPS. For the six months ended June 30, 2013 and 2012, options to purchase 1.2 million and 2.1 million shares of the Company’s common stock, respectively, had an anti-dilutive effect on EPS, and accordingly, are excluded from the calculation of diluted EPS.

The following table reconciles net income (loss) to basic and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2013	2012	2013	2012
Income from continuing operations	$117.8	$9.6	$116.7	$12.7
Gain (loss) from discontinued operations and disposal, net of tax	(0.3)	(26.1)	0.2	(30.2)

Net income (loss)	$117.5	$(16.5)	$116.9	$(17.5)

Weighted average shares outstanding – Basic	62.5	62.3	62.4	62.2
Dilutive effect of common stock equivalents	0.4	0.3	0.4	0.3

Weighted average shares outstanding – Diluted	62.9	62.6	62.8	62.5

Basic earnings (loss) per share:
Income from continuing operations	$1.88	$0.15	$1.87	$0.20
Loss from discontinued operations and disposal, net of tax	—	(0.41)	—	(0.48)

Net earnings (loss) per share	$1.88	$(0.26)	$1.87	$(0.28)

Diluted earnings (loss) per share:
Income from continuing operations	$1.87	$0.15	$1.86	$0.20
Loss from discontinued operations and disposal, net of tax	—	(0.41)	—	(0.48)

Net earnings (loss) per share	$1.87	$(0.26)	$1.86	$(0.28)

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

NOTE 8 – SHAREHOLDERS’ EQUITY

The following table summarizes the changes in each component of accumulated other comprehensive loss, net of tax:

(in millions)	Pension Benefit Plan Costs	Foreign Currency	Unrealized Gain (Loss) on Derivatives	Total
Balance at April 1, 2013	$(87.7)	$5.1	$(0.5)	$(83.1)
Other comprehensive income (loss) before reclassifications	—	1.2	1.1	2.3
Amounts reclassified from accumulated other comprehensive income (loss) (1)	2.1	—	—	2.1

Net current-period other comprehensive income (loss)	2.1	1.2	1.1	4.4

Balance at June 30, 2013	$(85.6)	$6.3	$0.6	$(78.7)

Balance at January 1, 2013	$(91.0)	$10.8	$0.1	$(80.1)
Other comprehensive income (loss) before reclassifications	1.4	(4.2)	0.5	(2.3)
Amounts reclassified from accumulated other comprehensive income (loss) (1)	4.0	(0.3)	—	3.7

Net current-period other comprehensive income (loss)	5.4	(4.5)	0.5	1.4

Balance at June 30, 2013	$(85.6)	$6.3	$0.6	$(78.7)

(1)	Represents $2.1 million and $4.1 million of costs included in net postretirement pension expense, net of income tax benefit of $0.0 million and $0.1 million, for the three and six months ended June 30, 2013, respectively. Represents $0.3 million of foreign currency effects related to the FSTech Group disposal included in gain from discontinued operations and disposal for the six months ended June 30, 2013.

NOTE 9 – SEGMENT INFORMATION

The Company has three operating segments. Business units are organized under each segment because they share certain characteristics, such as technology, marketing, distribution, and product application that create long-term synergies. The principal activities of the Company’s operating segments are as follows:

Environmental Solutions – The Environmental Solutions Group manufactures a variety of self-propelled street cleaning vehicles, vacuum loader vehicles, municipal catch basin/sewer cleaning vacuum trucks and waterblasting equipment. The Group primarily sells to municipal and government customers, as well as industrial contractors. Products are sold under the Elgin®, Vactor®, Guzzler®, and Jetstream® brand names. The Group primarily manufactures its vehicles and equipment in the U.S.

Safety and Security Systems – The Safety and Security Systems Group is a leading manufacturer and supplier of comprehensive systems and products that law enforcement, fire rescue, emergency medical services, campuses, military facilities, and industrial sites use to protect people and property. Offerings include systems for campus and community alerting, emergency vehicles, first responder interoperable communications, industrial communications and command, and municipal networked security. Specific products include lightbars and sirens, public warning sirens, and public safety software. Products are primarily sold under the Federal SignalTM, Federal Signal VAMATM, Target Tech®, and VictorTM brand names. The Group operates manufacturing facilities in North America, Europe, and South Africa.

Fire Rescue – The Fire Rescue Group manufactures articulated and telescopic aerial platforms for rescue and fire fighting and for maintenance purposes. This Group sells to municipal and industrial fire services, civil defense authorities, rental companies, electric utilities, and industrial customers. The Group operates manufacturing facilities in Finland and sells globally under the Bronto Skylift® brand name.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

Corporate contains those items that are not included in our three operating segments.

Net sales by operating segment reflect sales of products and services to external customers, as reported in the Company’s consolidated statements of operations. Intersegment sales were not material for the three and six months ended June 30, 2013 and 2012. The Company evaluates performance based on operating income of the respective segment. Operating income includes all revenues, costs and expenses directly related to the segment involved. In determining segment operating income, neither corporate nor interest expenses are included. Corporate assets consist principally of cash and cash equivalents, short-term investments, notes and other receivables, and fixed assets. The accounting policies of each operating segment are the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The results for the interim periods are not necessarily indicative of results for a full year.

The following tables summarize the Company’s net sales, operating income, and total assets by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2013	2012	2013	2012
Net sales:
Environmental Solutions	$128.3	$112.0	$240.0	$220.0
Safety and Security Systems	56.8	59.1	115.3	115.4
Fire Rescue	37.5	33.3	67.1	65.1

Total net sales	$222.6	$204.4	$422.4	$400.5

Operating income:
Environmental Solutions	$15.8	$12.5	$28.5	$24.5
Safety and Security Systems	3.6	6.3	9.1	10.9
Fire Rescue	3.4	1.7	4.1	2.5
Corporate and eliminations	(4.6)	(4.7)	(11.4)	(11.8)

Total operating income	18.2	15.8	30.3	26.1
Interest expense	1.7	5.4	6.2	10.5
Debt settlement charges	—	—	8.7	1.6
Other (income) expense, net	0.1	0.5	(0.1)	0.3

Income before income taxes	$16.4	$9.9	$15.5	$13.7

(in millions)	As of June 30, 2013	As of December 31, 2012
Total assets:
Environmental Solutions	$238.3	$237.5
Safety and Security Systems	201.5	209.5
Fire Rescue	122.1	122.5
Corporate and eliminations	78.8	41.7

Total assets of continuing operations	640.7	611.2

Total assets of discontinued operations	9.3	2.0

Total assets	$650.0	$613.2

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

NOTE 10 – RESTRUCTURING

During the first quarter of 2012, the Company recorded expenses of $0.9 million related to severance costs in the Safety and Security Systems Group, which is the total amount expected to be incurred for these activities. These actions are expected to be completed in 2013.

During the fourth quarter of 2012, the Company recorded an additional $0.6 million related to severance costs within corporate expense. Based upon further developments, it was determined during the second quarter of 2013 that these costs were not required and the $0.6 million charge was reversed.

Restructuring reserves are included within other current liabilities on the Company’s consolidated balance sheets. The following table summarizes the changes in the Company’s restructuring reserves:

(in millions)	Severance
Balance as of December 31, 2012	$1.0
Payments	(0.1)
Adjustments	(0.6)

Balance as of June 30, 2013	$0.3

NOTE 11 – DISCONTINUED OPERATIONS

Federal Signal Technologies

On June 21, 2012, the Company announced that it had signed a definitive agreement to sell the FSTech Group. On September 4, 2012, the Company closed the transaction to complete the disposition of the assets of the FSTech Group. At closing, certain amounts were placed into escrow as security for indemnification obligations provided by the Company pursuant to the sale agreement, including defense and other costs associated with the Neology lawsuits discussed in Note 6 – Commitments and Contingencies. A significant portion of the escrow identified for general indemnification obligations will be held for a period of 18 months with the remaining general escrow funds to be held for 36 months. The portion of escrow associated with the Neology lawsuits and certain other indemnifications are to be held for a period of up to 48 months, but may be released earlier under certain conditions. If and when the relevant conditions associated with the Neology lawsuits and certain other contingencies are resolved and any remaining escrowed proceeds are released, the Company may recognize an adjustment to the loss from discontinued operations in its financial statements. The net carrying amount of the escrow receivable was classified in other current assets at June 30, 2013 and deferred charges and other assets at December 31, 2012, and was $8.0 million at both periods.

In conjunction with the settlement agreement relating to the Neology lawsuits, the Company expects a disbursement of a portion of the escrow associated with the Neology lawsuits to be completed during the third quarter of 2013. Any remaining escrow proceeds associated with the Neology lawsuits will be released to the Company and will result in an adjustment to the loss from discontinued operations in our financial statements. The Company does not expect that the adjustment will be material to our results of operations, financial position, or liquidity.

The following table summarizes the operating results of discontinued operations, principally the FSTech Group:

(in millions)	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Net sales	$33.6	$62.1
Interest allocated to discontinued operations	2.2	3.1
Other costs and expenses	35.4	66.8

Loss before income taxes	(4.0)	(7.8)
Income tax benefit	0.7	0.6

Loss from discontinued operations	$(3.3)	$(7.2)

For the six months ended June 30, 2013, the Company recorded $0.2 million in gains from the disposal of the FSTech Group, primarily from an adjustment in reserves associated with the original sale.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

Other

In May 2012, the Company sold its Pearland, Texas facility, which was previously used by the Company’s discontinued Pauluhn business, for proceeds of $0.9 million and recorded a pre-tax gain of $0.4 million. The Company retains certain liabilities for discontinued operations prior to January 1, 2010, primarily for environmental remediation and product liability.

Included in liabilities at June 30, 2013 and December 31, 2012 was $1.7 million and $1.8 million, respectively, related to environmental remediation at the Pearland, Texas facility, and $3.9 million and $4.6 million, respectively, relating to estimated product liability obligations of the discontinued North American refuse truck body business.

The following table summarizes the assets and liabilities of discontinued operations:

(in millions)	June 30, 2013	December 31, 2012
Current assets	$3.6	$0.8
Long-term assets	5.3	0.7
Financial service assets, net	0.4	0.5

Total assets of discontinued operations	$9.3	$2.0

Current liabilities	$5.5	$6.4
Long-term liabilities	4.0	8.6

Total liabilities of discontinued operations	$9.5	$15.0

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide information that is supplemental to, and should be read together with, the condensed consolidated financial statements and the accompanying notes contained in this Form 10-Q, as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Information in MD&A is intended to assist the reader in obtaining an understanding of (i) the condensed consolidated financial statements and any changes in certain key items within those financial statements from year-to-year, (ii) information about the Company’s business segments and how the results of those segments impact the Company’s results of operations and financial condition as a whole, and (iii) how certain accounting principles affect the Company’s condensed consolidated financial statements. The Company’s results for interim periods are not necessarily indicative of annual operating results.

Executive Summary

The Company is a leading global manufacturer and supplier of (i) street sweepers and other environmental vehicles and equipment, (ii) safety, security, and communication equipment, and (iii) vehicle-mounted, aerial platforms for firefighting, rescue, electric utility, and industrial uses. We also are a designer and supplier of technology-based products and services for the public safety market. In addition, we sell parts and provide service, repair, equipment rentals, and training as part of a comprehensive offering to our customer base. We operate 11 manufacturing facilities in six countries around the world and provide our products and integrated solutions to municipal, governmental, industrial, and commercial customers in approximately 100 countries in all regions of the world.

Results of Operations

The following table summarizes our consolidated statements of operations and illustrates the key financial indicators used to assess our consolidated financial results:

	Three Months Ended June 30,			Six Months Ended June 30,
($ in millions, except per share data)	2013	2012	Change	2013	2012	Change
Net sales	$222.6	$204.4	$18.2	$422.4	$400.5	$21.9
Cost of sales	170.8	155.2	15.6	323.8	306.0	17.8

Gross profit	51.8	49.2	2.6	98.6	94.5	4.1
Selling, engineering, general and administrative expenses	34.2	33.5	0.7	68.9	67.6	1.3
Restructuring charges (benefit)	(0.6)	(0.1)	(0.5)	(0.6)	0.8	(1.4)

Operating income	18.2	15.8	2.4	30.3	26.1	4.2
Interest expense	1.7	5.4	(3.7)	6.2	10.5	(4.3)
Debt settlement charges	—	—	—	8.7	1.6	7.1
Other (income) expense, net	0.1	0.5	(0.4)	(0.1)	0.3	(0.4)

Income before income taxes	16.4	9.9	6.5	15.5	13.7	1.8
Income tax benefit (expense)	101.4	(0.3)	101.7	101.2	(1.0)	102.2

Income from continuing operations	117.8	9.6	108.2	116.7	12.7	104.0
Gain (loss) from discontinued operations and disposal, net of tax	(0.3)	(26.1)	25.8	0.2	(30.2)	30.4

Net income (loss)	$117.5	$(16.5)	$134.0	$116.9	$(17.5)	$134.4

Other data:
Operating margin	8.2%	7.7%	0.5%	7.2%	6.5%	0.7%
Diluted earnings per share – Continuing operations	$1.87	$0.15	$1.72	$1.86	$0.20	$1.66
Total orders	209.7	207.5	2.2	401.9	430.6	(28.7)
Backlog	294.9	321.5	(26.6)	294.9	321.5	(26.6)
Depreciation and amortization	3.5	3.4	0.1	6.9	6.6	0.3

Net sales

For the three and six months ended June 30, 2013, the increases in net sales were largely due to higher vacuum truck and municipal sewer cleaner shipments, including a large shipment to the Asia-Pacific market during the second quarter of 2013, and improved pricing within our Environmental Solutions Group. For the three months ended June 30, 2013, net sales further benefited from favorable volumes and product mix within our Fire Rescue Group driven by improved demand for fire-lift products in Asia and Europe.

Cost of sales

For the three and six months ended June 30, 2013, the increases in cost of sales were predominantly attributable to a shift in product mix within our Environmental Solutions Group driven by increased shipments within our industrial markets, including vacuum trucks, and fewer shipments to our municipal customers. For the six months ended June 30, 2013, cost of sales was further impacted by increased volumes within our Environmental Solutions Group.

Gross profit

For the three and six months ended June 30, 2013, gross profit was positively impacted by improved pricing within our Environmental Solutions Group, as well as increased volumes coupled with favorable product mix at our Fire Rescue Group. The increase in gross profit was partially offset by unfavorable product mix and lower fixed overhead absorption at our Safety and Security Systems Group.

Operating income

For the three and six months ended June 30, 2013, operating income increased as a result of improved gross margins within our Environmental Solutions Group largely due to improved product pricing, as well as product mix and improved production efficiencies at our Fire Rescue Group and decreased restructuring charges across the Company. The increase in operating income was partially offset by unfavorable product mix and lower fixed overhead absorption, as well as the impacts of an enterprise resource planning (“ERP”) system implementation, at our Safety and Security Systems Group.

Interest expense

For the three and six months ended June 30, 2013, interest expense decreased by $3.7 million and $4.3 million, or 69% and 41%, respectively. This was due primarily to the $75.0 million reduction of our ABL Facility and 2012 Term Loan in the third quarter of 2012, as a result of the application of the net proceeds from the sale of our FSTech Group. In addition, the Company benefited from lower interest rates on borrowings driven by our March 2013 refinancing. See Financial Condition, Liquidity and Capital Resources for additional information on the Company’s recent debt refinancing actions, which we expect will have a continuing positive impact on interest expense.

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

Other (income) expense, net

Other (income) expense, net primarily includes net realized losses from foreign currency translations and derivative contracts.

Income tax benefit (expense)

For the three and six months ended June 30, 2013, income tax benefit primarily relates to the release of a significant portion of the valuation allowance on our U.S. deferred tax assets. For the three and six months ended June 30, 2012, income tax expense primarily related to tax expense at non-U.S. operations that were not subject to a valuation allowance on any deferred tax assets. The Company’s effective tax rate was (618.3)% and 3.0% for the three months ended June 30, 2013 and 2012, respectively, and (652.9)% and 7.3% for the six months ended June 30, 2013 and 2012, respectively.

We have evaluated the need to maintain a valuation allowance for deferred tax assets based on our assessment of whether it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income. Appropriate consideration is given to all available evidence, both positive and negative, in assessing the need for a valuation allowance. In the second quarter of 2013, this evaluation resulted in the determination that a significant portion of our valuation allowance on U.S. deferred tax assets could be released. The qualitative and quantitative analysis of current and expected domestic earnings, industry volumes, tax planning strategies, and general business risks resulted in a more likely than not conclusion of being able to realize a significant portion of our U.S. deferred tax assets. Total deferred tax asset valuation allowances decreased discretely by $102.4 million in the second quarter of 2013. For additional information, see Note 4 – Income Taxes to the accompanying condensed consolidated financial statements.

Income from continuing operations

For the three and six months ended June 30, 2013, income from continuing operations was positively impacted by improvements in net sales, gross profit, interest expense, and operating efficiencies. For the six months ended June 30, 2013, these improvements were partially offset by higher debt settlement charges of $7.1 million in connection with our March 2013 refinancing.

Gain (loss) from discontinued operations and disposal

For the six months ended June 30, 2013, the gain from discontinued operations and disposals of $0.2 million primarily represented an adjustment in reserves associated with the sale of the FSTech Group.

For the three and six months ended June 30, 2012, the loss from discontinued operations and disposals of $26.1 million and $30.2 million, respectively, largely reflected the operating losses of the FSTech Group.

Orders and Backlog

Total orders increased by $2.2 million for the three months ended June 30, 2013 compared to the respective prior-year period. U.S. municipal and governmental orders increased by 5% primarily resulting from increases in municipal sewer cleaner and street sweeper orders of $0.8 million and $0.3 million, respectively, as well as increases of $2.1 million for municipal products within our Safety and Security Systems Group. U.S. industrial orders decreased by 17% driven by decreases in vacuum truck and used equipment orders of $1.9 million and $1.1 million, respectively, coupled with a decline of $7.6 million within our Fire Rescue Group resulting from exceptionally strong orders in the second quarter of 2012 that did not repeat in the current year. Non-U.S. orders increased by 12% and were impacted by improved demand for fire-lift products in Asia and Europe, as well as by two large export orders for our municipal street sweepers in the Canada and South America markets.

Total orders decreased by $28.7 million, or 7%, for the six months ended June 30, 2013 compared to the prior year largely due to decreases within our Environmental Solutions Group. U.S. municipal and governmental orders decreased by 4% primarily resulting from decreases in municipal sewer cleaners and street sweepers of $3.7 million and $1.7 million, respectively. U.S. industrial orders decreased by 11% driven by decreases of $10.7 million for vacuum trucks, coupled with a decline of $4.6 million within our Fire Rescue Group. Non-U.S. orders decreased by 6% and were impacted by a large order for vacuum trucks in the Asia-Pacific market in the prior year that did not repeat, partially offset by two large export orders for our municipal street sweepers in the Canada and South America markets.

Backlog was $294.9 million at June 30, 2013, compared to $318.4 million at December 31, 2012 and $321.5 million at June 30, 2012. Compared to both December 31, 2012 and the respective prior-year period, the decreases were primarily attributable to increased production levels of our municipal sewer cleaners and vacuum trucks. Compared to December 31, 2012, backlog for street sweepers was further reduced as we completed and delivered against a spike in orders originally placed in the fourth quarter of 2012.

Environmental Solutions

The following table summarizes the Environmental Solutions Group’s operating results as of and for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,			Six Months Ended June 30,
($ in millions)	2013	2012	Change	2013	2012	Change
Net sales	$128.3	$112.0	$16.3	$240.0	$220.0	$20.0
Operating income	15.8	12.5	3.3	28.5	24.5	4.0
Operating data:
Operating margin	12.3%	11.2%	1.1%	11.9%	11.1%	0.8%
Total orders	$105.8	$103.9	$1.9	$207.2	$228.0	$(20.8)
Backlog	170.8	191.5	(20.7)	170.8	191.5	(20.7)
Depreciation and amortization	1.5	1.3	0.2	3.0	2.6	0.4

Three months ended June 30, 2013 vs. three months ended June 30, 2012

Total orders increased by $1.9 million for the three months ended June 30, 2013. U.S. orders decreased $2.1 million, largely due to declines in vacuum truck and used equipment orders of $1.9 million and $1.1 million, respectively, partially offset by increases in municipal sewer cleaner and street sweeper orders of $0.8 million and $0.3 million, respectively. Non-U.S. orders increased $4.0 million, or 20%, compared to the prior year primarily due to two large export orders for our municipal street sweepers from customers in the Canada and South America markets.

Net sales increased by $16.3 million, or 15%, for the three months ended June 30, 2013. U.S. sales increased $11.2 million primarily resulting from improved vacuum truck and municipal sewer cleaner sales, partially offset by declines in municipal street sweepers. Non-U.S. sales increased $5.1 million, or 32%, and benefited from a large shipment to a customer in the Asia-Pacific market during the second quarter of 2013. In the aggregate, sales were positively impacted by the effects of product mix and the resulting shift to higher-priced units, including our vacuum trucks.

Costs of sales increased by $12.3 million for the three months ended June 30, 2013. The increase was predominantly associated with a shift in product mix driven by increased shipments of industrial products, including vacuum trucks, and fewer shipments of municipal products.

Operating income increased by $3.3 million, or 26%, for the three months ended June 30, 2013. Increases in operating income were a result of higher gross profit of $4.0 million, largely due to improved product pricing, partially offset by increased selling, engineering, general and administrative expenses of $0.6 million relating to higher training costs, salary and benefits, and travel expenses.

Six months ended June 30, 2013 vs. six months ended June 30, 2012

Total orders decreased by $20.8 million for the six months ended June 30, 2013. U.S. orders decreased by $14.3 million, primarily due to declines in vacuum truck orders of $10.7 million, municipal sewer cleaner orders of $3.7 million, and municipal street sweeper orders of $1.7 million, partially offset by increased waterblaster orders of $1.0 million. Non-U.S. orders decreased by $6.5 million compared to the prior year, which benefited from a large order for vacuum trucks from a customer in the Asia-Pacific market. Two large export orders for our municipal street sweepers from customers in the Canada and South America markets partially offset the decrease.

Net sales increased by $20.0 million for the six months ended June 30, 2013. U.S. sales increased $18.0 million, primarily due to increased sales of vacuum trucks and municipal sewer cleaners, partially offset by declines in municipal street sweepers. Non-U.S. sales increased $2.0 million from the prior year and benefited from a large shipment to a customer in the Asia-Pacific market. In addition to the positive impacts associated with increased volume, net sales further benefited from a shift in product mix driven by increased shipments of industrial products, as well as improved pricing.

Cost of sales increased by $14.8 million for the six months ended June 30, 2013. The increase was associated with a shift in product mix toward increased industrial product shipments, coupled with an increase in volumes of $4.4 million.

Operating income increased $4.0 million, or 16%, for the six months ended June 30, 2013. An increase in gross profit of $5.2 million, largely due to improved product pricing, was partially offset by increased selling, engineering, general and administrative expenses of $1.1 million, primarily associated with higher salary and benefits, training costs, and travel expenses.

Safety and Security Systems

The following table summarizes the Safety and Security Systems Group’s operating results as of and for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,			Six Months Ended June 30,
($ in millions)	2013	2012	Change	2013	2012	Change
Net sales	$56.8	$59.1	$(2.3)	$115.3	$115.4	$(0.1)
Operating income	3.6	6.3	(2.7)	9.1	10.9	(1.8)
Operating data:
Operating margin	6.3%	10.7%	(4.4)%	7.9%	9.4%	(1.5)%
Total orders	$65.6	$63.0	$2.6	$122.5	$125.0	$(2.5)
Backlog	36.8	39.6	(2.8)	36.8	39.6	(2.8)
Depreciation and amortization	1.0	1.1	(0.1)	2.1	2.2	(0.1)

Three months ended June 30, 2013 vs. three months ended June 30, 2012

Total orders increased by $2.6 million for the three months ended June 30, 2013. U.S. orders increased $2.4 million, primarily driven by higher demand for outdoor warning systems, as well as increases in our U.S. public safety markets resulting from increased levels of new police vehicle registrations. Non-U.S. orders increased $0.2 million based on higher demand for outdoor warning systems, partially offset by decreases in systems-related projects within our industrial markets and lower non-U.S. public safety orders.

Net sales decreased by $2.3 million for the three months ended June 30, 2013. The decrease was largely due to $1.5 million in lower sales of outdoor warning systems driven by the timing of certain large shipments in the second quarter of 2012, a decrease in mining product sales of $0.9 million due to slowing market demand in the coal industry, and $0.7 million of decreased industrial product sales. These decreases were partially offset by improvements of $0.7 million within our U.S. and international public safety markets. Shipments during the second quarter of 2013 were also disrupted or deferred in connection with the implementation of an ERP system for the U.S. operations which went live during May.

Cost of sales increased by $0.6 million for the three months ended June 30, 2013. This increase was related to a change in mix of product sales, as well as lower absorption of fixed overhead costs that was driven by both decreased sales and lower production levels related to inventory reduction efforts. Cost of sales was further impacted by higher information technology expenses primarily related to the implementation of new ERP software within our U.S. operations.

Operating income decreased $2.7 million, or 43%, for the three months ended June 30, 2013. Operating expenses were largely flat as compared to the prior year, with increases related to sales commissions, provisions for uncollectible accounts, and inefficiencies from the ERP system implementation being fully offset by lower marketing expenses and other reductions in selling, engineering, general and administrative expenses. The decrease in operating income was primarily due to mix of product sales, lower fixed overhead absorption, and impacts of the ERP system implementation.

Six months ended June 30, 2013 vs. six months ended June 30, 2012

Total orders decreased $2.5 million for the six months ended June 30, 2013. U.S. orders decreased by $0.3 million, largely due to decreased outdoor warning systems orders of $1.5 million within our municipal markets resulting from large orders placed in the first quarter of 2012, as well as lower amber warning lighting orders of $0.5 million within our industrial markets. This was partially offset by improvements of $1.9 million in our public safety markets, driven by increased municipal demand within our police markets. Non-U.S. orders decreased by $2.2 million, primarily due to decreases of $2.1 million for industrial orders and $1.4 million for international mining product orders due to slowing demand from our coal-mining markets, as well as decreases in non-U.S. public safety orders, partially offset by an increase of $2.6 million in outdoor warning system orders.

Net sales decreased by $0.1 million for the six months ended June 30, 2013. The decrease was driven by $2.0 million in lower industrial product sales primarily due to the timing of large systems shipments, a decrease in mining product sales of $2.0 million due to slowing demand in the coal industry, and lower sales within our international public safety markets. These decreases were partially offset by $3.1 million of improved sales in our U.S. public safety market driven by higher registrations of new police vehicles and a $1.7 million increase in sales of outdoor warning systems of due to the timing of orders, as well as a moderate recovery in our municipal markets.

Cost of sales increased by $3.4 million for the six months ended June 30, 2013. This increase was related to a change in mix of product sales, $1.2 million of higher information technology expenses primarily related to the implementation of new ERP software within our U.S. operations, and lower absorption of fixed overhead costs driven by lower production levels related to inventory reduction efforts.

Operating income decreased $1.8 million, or 17%, for the six months ended June 30, 2013, primarily as a result of an unfavorable mix of product sales and lower fixed overhead absorption, partially offset by a decrease in operating expenses of $1.5 million. The decrease in operating expenses was driven by restructuring charges of $0.9 million recorded in the first quarter of 2012 that did not repeat, decreased legal fees of $0.4 million, and lower amortization expenses of $0.4 million related to intangible assets.

Fire Rescue

The following table summarizes the Fire Rescue Group’s operating results as of and for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,			Six Months Ended June 30,
($ in millions)	2013	2012	Change	2013	2012	Change
Net sales	$37.5	$33.3	$4.2	$67.1	$65.1	$2.0
Operating income	3.4	1.7	1.7	4.1	2.5	1.6
Operating data:
Operating margin	9.1%	5.1%	4.0%	6.1%	3.8%	2.3%
Total orders	$38.3	$40.6	$(2.3)	$72.2	$77.6	$(5.4)
Backlog	87.3	90.4	(3.1)	87.3	90.4	(3.1)
Depreciation and amortization	0.8	0.7	0.1	1.5	1.3	0.2

Three months ended June 30, 2013 vs. three months ended June 30, 2012

Total orders declined by $2.3 million for the three months ended June 30, 2013. U.S. orders decreased $7.6 million compared with exceptionally strong orders in the second quarter of 2012, which was partially offset by improved demand for fire-lift products in Asia and Europe.

Net sales increased by $4.2 million, or 13%, for the three months ended June 30, 2013, primarily driven by increased industrial product sales in the U.S. In the aggregate, the increase in sales was attributable to an increase in volumes of $2.3 million, favorable product mix of $1.8 million, and favorable currency impacts of $0.7 million, partially offset by decreased product pricing.

Cost of sales increased $2.8 million for the three months ended June 30, 2013 largely as a result of increases in volumes of $1.7 million and product mix of $0.6 million, as well as unfavorable currency impacts.

Operating income increased $1.7 million, or 100%, for the three months ended June 30, 2013, benefiting from product mix and improved production efficiencies of $1.2 million, as well as an increase in volumes of $0.6 million, partially offset by an increase in selling, engineering, general and administrative expenses of $0.2 million.

Six months ended June 30, 2013 vs. six months ended June 30, 2012

Total orders decreased by $5.4 million for the six months ended June 30, 2013, primarily due to lower demand for industrial products in the U.S. resulting from exceptionally strong orders in the prior year.

Net sales increased by $2.0 million for the six months ended June 30, 2013 primarily driven by increased industrial product sales in the U.S. In the aggregate, the increase in sales was predominantly driven by $1.4 million in higher volumes and $0.5 million in favorable currency impacts.

Cost of sales decreased $0.4 million for the six months ended June 30, 2013, largely due to $1.9 million in favorable product mix, partially offset by an increase of $1.0 million from volume and favorable currency impacts.

Operating income increased $1.6 million, or 64%, for the six months ended June 30, 2013, benefiting from product mix and improved production efficiencies of $1.9 million, as well as an increase in volumes of $0.4 million, partially offset by $0.7 million of increased selling, engineering, general and administrative expenses.

Corporate Expenses

Corporate operating expenses were $4.6 million and $4.7 million for the three months ended June 30, 2013 and 2012, respectively, and $11.4 million and $11.8 million for the six months ended June 30, 2013 and 2012, respectively. The decreases primarily relate to the release of a restructuring liability in the second quarter of 2013, partially offset by increased salary and benefits. For the six months ended June 30, 2013, non-operating expenses within Corporate were impacted by an increase of $7.1 million in debt settlement costs. For the three and six months ended June 30, 2013, non-operating expenses within Corporate were also impacted by decreases of $3.7 million and $4.3 million, respectively, in interest expense. Debt settlement costs represent the write-off of debt issuance costs and a prepayment premium, both relating to the refinancing of our ABL Facility and 2012 Term Loan with the Senior Secured Credit Facility in March 2013. The decrease in interest expense was driven by the pay down of debt levels during the third quarter of 2012, coupled with lower interest rates on borrowings as a result of our March 2013 refinancing.

Seasonality of Company’s Business

Certain of the Company’s businesses are susceptible to the influences of seasonal buying or delivery patterns. The Company tends to have lower sales in the first calendar quarter compared to other quarters as a result of these influences.

Financial Condition, Liquidity and Capital Resources

The Company utilizes its cash flows from operations to fund working capital requirements, capital expenditures, strategic acquisitions, pension contributions, and debt repayments. Historically, we have also used such funds for share repurchases and dividend payments. In the absence of significant unanticipated cash demands, we believe that cash flows from operations and available borrowings under our Senior Secured Credit Facility will provide sufficient funds for these purposes. Cash provided by operating activities for the six months ended June 30, 2013 was $5.9 million compared to cash used for operating activities of $0.5 million for prior year. The change was largely attributable to our divested FSTech Group, which consumed $10.0 million of cash for operating activities in the prior year as compared to $5.0 million in the current year, partially offset by increased working capital driven by increased accounts receivable balances and decreased accounts payable balances.

The Company also uses the ratio of total debt to adjusted EBITDA as one measure of its long-term financial stability. Furthermore, the Company believes that total debt to adjusted EBITDA is a meaningful metric to investors and other interested parties. The Company’s calculation methodology, which may be different than the method used by other companies, consists of dividing total debt by the sum of income from continuing operations before interest expense, debt settlement charges, other expense, income tax provision, and depreciation and amortization on a trailing 12-month basis. The following table summarizes the Company’s ratio of total debt to adjusted EBITDA, and reconciles income from continuing operations to adjusted EBITDA:

	Trailing Twelve Months Ending June 30,
(in millions)	2013	2012
Total debt	$144.2	$236.7

Income from continuing operations	126.0	22.5
Add:
Interest expense	17.1	19.5
Debt settlement charges	10.6	1.6
Other expense	0.2	0.7
Income tax (benefit) expense	(98.2)	1.9
Depreciation and amortization	13.6	13.0

Adjusted EBITDA	$69.3	$59.2

Total debt to adjusted EBITDA ratio	2.1	4.0

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

The Company used the proceeds from the Senior Secured Credit Facility to (i) repay outstanding balances of the ABL Facility; (ii) repay outstanding balances under the 2012 Term Loan; (iii) finance the ongoing general corporate needs of the Company and its subsidiaries; and (iv) pay fees and expenses associated with repayment of amounts due under the ABL Facility and 2012 Term Loan, including the payment of approximately $4.2 million in resulting breakage fees and premiums under the 2012 Term Loan, and pay fees and expenses associated with the Senior Secured Credit Facility.

The Senior Secured Credit Facility is a five-year senior secured credit facility secured by a first priority security interest in all now or hereafter acquired domestic property and assets and the stock or other equity interests in each of the domestic subsidiaries and certain of the first-tier foreign subsidiaries, subject to certain exclusions. The Senior Secured Credit Facility requires equal quarterly installment payments against the $75.0 million term loan that began on June 30, 2013 based on an amortization schedule. Year 1 of the Senior Secured Credit Facility amortization schedule requires 7.5% of the original term loan amount to be repaid, years 2 and 3 require 10.0% of the original term loan to be repaid, years 4 and 5 require 12.5% of the original term loan to be repaid, with the remaining balance to be repaid on the maturity date of March 13, 2018.

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

The Senior Secured Credit Facility requires the Company to comply with financial covenants related to the maintenance of a minimum fixed charge coverage ratio and maximum leverage ratio. The financial covenants are measured at each fiscal quarter-end. Restricted payments, including dividends, shall be permitted only if the pro-forma leverage ratio after giving effect to such payment is less than 3.25x, pro-forma compliance after giving effect to such payment is maintained for all other financial covenants and there are no existing defaults under the Senior Secured Credit Facility. The Company was in compliance with all of its debt covenants as of June 30, 2013.

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

As of June 30, 2013, there was $69.0 million of cash drawn and $28.9 million of undrawn letters of credit under the $150.0 million revolving credit facility, reducing net availability for borrowings to $52.1 million.

As of June 30, 2013, no amounts were drawn against the Company’s non-U.S. lines of credit which provide for borrowings up to $14.3 million.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

See Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of our Annual Report on Form 10-K for the year ended December 31, 2012. During the six months ended June 30, 2013, there have been no significant changes in our exposure to market risk except for the Company’s $75.0 million interest rate swap derivative. See Note 3 – Debt to the accompanying condensed consolidated financial statements for further discussion.

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of June 30, 2013. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2013. As a matter of practice, the Company’s management continues to review and document internal control and procedures for financial reporting. From time to time, the Company may make changes aimed at enhancing the effectiveness of the controls and ensuring that the systems evolve with the business. During the quarter ended June 30, 2013, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

The information set forth under the heading “Legal Proceedings” in Note 6 – Commitments and Contingencies to the accompanying condensed consolidated financial statements as included in Part I of this Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes in the Company’s risk factors as described in Item 1A, Risk Factors, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

•	the Company must be in compliance with the quarterly Consolidated Total Leverage Ratio and Consolidated Fixed Charge Coverage Ratio.

A complete listing of terms and conditions with respect to the Senior Secured Credit Facility can be found in the credit agreement, which has been filed with the SEC as Exhibit 10.2 to our Form 10-Q for the period ended March  31, 2013.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On August 9, 2013, the Company issued a press release announcing its financial results for the three and six months ended June 30, 2013. The full text of the press release is included as Exhibit 99.1 to this Form 10-Q.

Item 6. Exhibits

10.1*	Form of Nonqualified Stock Option Award Agreement – U.S.

10.2*	Form of Nonqualified Stock Option Award Agreement – Non-U.S.

10.3*	Form of Performance Based Restricted Stock Unit Award Agreement – U.S.

10.4*	Form of Performance Based Restricted Stock Unit Award Agreement – Non-U.S.

10.5*	Form of Restricted Stock Award Agreement – U.S.

10.6*	Form of Restricted Stock Unit Agreement – Non-U.S.

31.1*	CEO Certification under Section 302 of the Sarbanes-Oxley Act

31.2*	CFO Certification under Section 302 of the Sarbanes-Oxley Act

32.1*	CEO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act

32.2*	CFO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act

99.1*	Press Release dated August 9, 2013

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Signal Corporation

Date: August 9, 2013	/s/ Brian S. Cooper
Brian S. Cooper
Senior Vice President and Chief Financial Officer (Principal Financial Officer)