Form 10-Q
period 2013-09-30
FEDERAL SIGNAL CORP /DE/
filed 2013-11-06
CIK 277509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
 ___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 1-6003
  ___________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2013, the number of shares outstanding of the registrant’s common stock was 62,674,392.

FEDERAL SIGNAL CORPORATION

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (“Form 10-Q”) report is being filed by Federal Signal Corporation and its subsidiaries (referred to collectively as the “Company” herein, unless the context otherwise indicates) with the Securities and Exchange Commission (“SEC”), and includes comments made by management that may contain words such as “may,” “will,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “project,” “estimate,” and “objective” or the negative thereof or similar terminology concerning the Company’s future financial performance, business strategy, plans, goals, and objectives. These expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. Forward-looking statements include information concerning the Company’s possible or assumed future performance or results of operations and are not guarantees. While these statements are based on assumptions and judgments that management has made in light of industry experience as well as perceptions of historical trends, current conditions, expected future developments, and other factors believed to be appropriate under the circumstances, they are subject to risks, uncertainties, and other factors that may cause the Company’s actual results, performance, or achievements to be materially different.
These risks and uncertainties, some of which are beyond the Company’s control, include the cyclical nature of the Company’s industrial, municipal, government, and commercial markets; domestic and foreign governmental policy changes; restrictive debt covenants; availability of credit and third-party financing for customers; our ability to anticipate and meet customer demands for new products and product enhancements and the resulting new and enhanced products generating sufficient revenues to justify research and development expenses; our incurrence of restructuring and impairment charges as we continue to evaluate opportunities to restructure our business; highly competitive markets; increased product liability, warranty, recall claims, client service interruptions, and other lawsuits and claims; technological advances by competitors; disruptions in the supply of parts and components from suppliers and subcontractors; attraction and retention of key employees; disruptions within our dealer network; work stoppages and other labor relations matters; increased pension funding requirements and expenses beyond our control; costs of compliance with environmental and safety regulations; our ability to use net operating loss and tax credit carryovers to reduce future tax payments; charges related to goodwill; our ability to expand our business through successful future acquisitions; and unknown or unexpected contingencies in our existing business or in businesses acquired by us. These risks and uncertainties include, but are not limited to, the risk factors described under Item 1A, Risk Factors, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the SEC on March 15, 2013. These factors may not constitute all factors that could cause actual results to differ materially from those discussed in any forward-looking statement. The Company operates in a continually changing business environment and new factors emerge from time to time. The Company cannot predict such factors nor can it assess the impact, if any, of such factors on its results of operations or financial position. Accordingly, forward-looking statements should not be relied upon as a predictor of actual results. The Company disclaims any responsibility to update any forward-looking statement provided in this Form 10-Q.
ADDITIONAL INFORMATION
The Company is subject to the reporting and information requirements of the Exchange Act and, as a result, is obligated to file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other reports and information with the SEC, as well as amendments to those reports. The Company makes these filings available free of charge through our website at www.federalsignal.com as soon as reasonably practicable after we electronically file or furnish such materials to the SEC. Information on our website does not constitute part of this Form 10-Q. In addition, the SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically. All materials that we file with, or furnish to, the SEC may also be read or copied at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

Part I. Financial Information
Item 1. Financial Statements
FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2013	2012	2013	2012
Net sales	$209.3	$185.0	$631.7	$585.5
Cost of sales	158.8	139.4	482.6	445.4
Gross profit	50.5	45.6	149.1	140.1
Selling, engineering, general and administrative expenses	31.7	33.2	100.6	100.8
Restructuring charges (benefit)	—	—	(0.6)	0.8
Operating income	18.8	12.4	49.1	38.5
Interest expense	1.5	5.2	7.7	15.7
Debt settlement charges	—	1.9	8.7	3.5
Other expense (income), net	—	(0.1)	(0.1)	0.2
Income before income taxes	17.3	5.4	32.8	19.1
Income tax benefit (expense)	(0.5)	(1.0)	100.7	(1.9)
Income from continuing operations	16.8	4.4	133.5	17.2
Loss from discontinued operations and disposal, net of income tax benefit of $0.3, $2.9, $0.1 and $3.5, respectively	(0.8)	(19.1)	(0.6)	(49.4)
Net income (loss)	$16.0	$(14.7)	$132.9	$(32.2)
Basic earnings (loss) per share:
Earnings from continuing operations	$0.27	$0.07	$2.14	$0.28
Loss from discontinued operations and disposal, net of tax	(0.01)	(0.31)	(0.01)	(0.79)
Net earnings (loss) per share	$0.26	$(0.24)	$2.13	$(0.51)
Diluted earnings (loss) per share:
Earnings from continuing operations	$0.26	$0.07	$2.12	$0.28
Loss from discontinued operations and disposal, net of tax	(0.01)	(0.31)	(0.01)	(0.79)
Net earnings (loss) earnings per share	$0.25	$(0.24)	$2.11	$(0.51)
Weighted average common shares outstanding:
Basic	62.6	62.4	62.5	62.3
Diluted	63.2	63.0	63.0	62.6
See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2013	2012	2013	2012
Net income (loss)	$16.0	$(14.7)	$132.9	$(32.2)
Other comprehensive income:
Change in foreign currency translation adjustment	6.5	2.7	2.0	9.3
Change in unrecognized losses related to pension benefit plans, net of income tax expense of $1.8, $0.1, $2.3, and $0.2, respectively	(1.2)	1.0	4.2	3.8
Unrealized net gain (loss) on derivatives, net of income tax expense of $0.2, $0.0, $0.2, and $0.2, respectively	(0.4)	—	0.1	0.6
Total other comprehensive income	4.9	3.7	6.3	13.7
Comprehensive income (loss)	$20.9	$(11.0)	$139.2	$(18.5)
See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
(in millions, except per share data)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20.9	$29.7
Restricted cash	—	1.0
Accounts receivable, net of allowances for doubtful accounts of $2.6 and $2.4, respectively	108.2	96.9
Inventories	111.3	119.9
Prepaid expenses	11.8	13.8
Other current assets	12.0	5.1
Current assets of discontinued operations	1.8	0.8
Total current assets	266.0	267.2
Properties and equipment, net	61.1	59.3
Goodwill	273.1	272.3
Intangible assets, net	0.6	0.7
Deferred tax assets	50.3	—
Deferred charges and other long-term assets	2.4	12.5
Long-term assets of discontinued operations	3.3	1.2
Total assets	$656.8	$613.2
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$—	$0.3
Current portion of long-term borrowings and capital lease obligations	6.5	4.7
Accounts payable	48.8	52.5
Customer deposits	10.5	13.1
Deferred tax liabilities	—	10.6
Accrued liabilities:
Compensation and withholding taxes	21.8	25.8
Other current liabilities	36.6	36.2
Current liabilities of discontinued operations	3.7	6.4
Total current liabilities	127.9	149.6
Long-term borrowings and capital lease obligations	121.0	152.8
Long-term pension and other postretirement benefit liabilities	77.0	84.1
Deferred gain	18.1	19.4
Deferred tax liabilities	—	35.8
Other long-term liabilities	16.8	16.0
Long-term liabilities of discontinued operations	5.8	8.6
Total liabilities	366.6	466.3
Shareholders’ equity:
Common stock, $1 par value per share, 90.0 shares authorized, 63.7 and 63.4 shares issued, respectively	63.7	63.4
Capital in excess of par value	175.2	171.1
Retained earnings	141.8	8.9
Treasury stock, at cost, 1.0 shares at both dates	(16.7)	(16.4)
Accumulated other comprehensive loss	(73.8)	(80.1)
Total shareholders’ equity	290.2	146.9
Total liabilities and shareholders’ equity	$656.8	$613.2
See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

(in millions)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2011	$63.1	$167.7	$36.4	$(16.1)	$(76.4)	$174.7
Net loss			(32.2)			(32.2)
Total other comprehensive income					13.7	13.7
Stock-based payments:
Stock-based compensation		2.1				2.1
Stock awards	0.3	0.2		(0.3)		0.2
Balance at September 30, 2012	$63.4	$170.0	$4.2	$(16.4)	$(62.7)	$158.5

Balance at December 31, 2012	$63.4	$171.1	$8.9	$(16.4)	$(80.1)	$146.9
Net income			132.9			132.9
Total other comprehensive income					6.3	6.3
Stock-based payments:
Stock-based compensation		2.3				2.3
Stock awards	0.3	1.8		(0.3)		1.8
Balance at September 30, 2013	$63.7	$175.2	$141.8	$(16.7)	$(73.8)	$290.2
See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
(in millions)	2013	2012
Operating activities:
Net income (loss)	$132.9	$(32.2)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Loss on discontinued operations and disposal	0.6	49.4
Depreciation and amortization	10.4	9.6
Write-off of deferred financing costs	4.5	3.5
Stock-based compensation expense	2.3	2.1
Pension expense, net of funding	(1.2)	(6.2)
Provision for doubtful accounts	0.2	0.3
Deferred income taxes, including changes in valuation allowance	(91.3)	2.6
Changes in operating assets and liabilities, net of effects from dispositions of companies	(21.1)	(10.3)
Net cash provided by continuing operating activities	37.3	18.8
Net cash used for operating activities of discontinued operations	(5.1)	(21.1)
Net cash provided by (used for) operating activities	32.2	(2.3)
Investing activities:
Purchases of properties and equipment	(13.7)	(9.2)
Proceeds from sales of properties and equipment	2.0	1.3
Proceeds from sale of FSTech Group	—	82.1
Decrease (increase) in restricted cash	1.0	(1.5)
Net cash provided by (used for) continuing investing activities	(10.7)	72.7
Net cash provided by investing activities of discontinued operations	—	—
Net cash provided by (used for) investing activities	(10.7)	72.7
Financing activities:
Increase (decrease) in revolving lines of credit, net	50.0	(173.1)
Decrease in short-term borrowings, net	(0.3)	(7.6)
Proceeds from issuance of long-term borrowings	75.0	215.0
Payments on long-term borrowings	(150.7)	(99.4)
Payments of debt financing fees	(6.2)	(6.9)
Other, net	1.8	2.3
Net cash used for continuing financing activities	(30.4)	(69.7)
Net cash used for financing activities of discontinued operations	—	(0.9)
Net cash used for financing activities	(30.4)	(70.6)
Effects of foreign exchange rate changes on cash and cash equivalents	0.1	(0.2)
Decrease in cash and cash equivalents	(8.8)	(0.4)
Cash and cash equivalents at beginning of period	29.7	9.5
Cash and cash equivalents at end of period	$20.9	$9.1
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
In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220), Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The guidance was issued in response to ASU No. 2011-05 and required disclosure of the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items of net income, if the amounts reclassified are required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period. For other amounts not required to be reclassified to net income in their entirety in the same reporting period, or when a portion of the amount is reclassified to a balance sheet account instead of directly to income or expense, a cross reference to the related footnote disclosures for additional information should be provided. The new requirements were effective prospectively for fiscal years beginning on or after December 15, 2012, and for interim periods within those fiscal years. As the guidance impacted disclosure requirements only, the Company’s adoption of the guidance on January 1, 2013 did not have an impact on its results of operations, financial position, or cash flows. For additional information, see Note 8 – Accumulated Other Comprehensive Loss.
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

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

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
In July 2013, the FASB issued ASU No. 2013-10, Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes. The update permits the use of the Fed Funds Effective Swap Rate to be used as a U.S. benchmark interest rate for hedge accounting purposes, as an alternative to interest rates on direct Treasury obligations of the U.S. government or the London Interbank Offered Rate. The update also removes the restriction on using different benchmark rates for similar hedges. This guidance is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The Company’s adoption of the guidance did not have an impact on its results of operations, financial position, or cash flows.
In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This update clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. The new requirements are effective prospectively for fiscal years beginning on or after December 15, 2013, and for interim periods within those fiscal years. The Company expects that the adoption of this guidance will not have a material impact on its results of operations, financial position, or cash flows.
In September 2013, the Internal Revenue Service (“IRS”) released final tangible property regulations under Sections 162(a) and 263(a) of the Internal Revenue Code of 1986 (Code), as amended, (the “Code”) regarding the deduction and capitalization of expenditures related to tangible property. The final regulations replaced temporary regulations that were issued in December 2011. The IRS also released proposed regulations under Section 168 of the Code regarding dispositions of tangible property. These final and proposed regulations will be effective for the Company’s fiscal year ending December 31, 2014. The Company continues to review the regulations, but does not believe there will be a material impact on its results of operations, financial position, or cash flows when they are fully adopted.
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

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

NOTE 2 – INVENTORIES
The following table summarizes the components of inventories:

(in millions)	September 30, 2013	December 31, 2012
Raw materials	$47.6	$56.8
Work in progress	24.0	26.8
Finished goods	39.7	36.3
Total inventories	$111.3	$119.9
NOTE 3 – DEBT
The following table summarizes the components of long-term borrowings and capital lease obligations:

(in millions)	September 30, 2013	December 31, 2012
Senior Secured Credit Facility:
Revolving credit facility	$52.5	$—
Term loan	73.6	—
February 2012 Financing:
ABL facility	—	6.7
Term loan	—	149.1
Capital lease obligations	1.4	1.7
Total long-term borrowings and capital lease obligations, including current portion	127.5	157.5
Less: Current maturities	6.1	4.2
Less: Current capital lease obligations	0.4	0.5
Total long-term borrowings and capital lease obligations, net	$121.0	$152.8
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

The carrying value of short-term debt approximates fair value due to its short maturity (Level 2 input). The fair value of long-term debt is based on interest rates that we believe are currently available to us for issuance of debt with similar terms and remaining maturities (Level 2 input). The following table summarizes the carrying amounts and fair values of the Company’s financial instruments:

	September 30, 2013		December 31, 2012
	Notional Amount	Fair Value	Notional Amount	Fair Value
Short-term debt	$—	$—	$0.3	$0.3
Long-term debt (1)	127.5	127.5	157.5	208.2

(1)
Long-term debt includes current portions of long-term debt and current portions of capital lease obligations of $6.5 million and $4.7 million as of September 30, 2013 and December 31, 2012, respectively.

On February 22, 2012, the Company entered into a Credit Agreement by and among the Company, as borrower, General Electric Capital Corporation, as a co-collateral agent, and Wells Fargo Capital Finance, LLC, as administrative agent and co-

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

collateral agent, providing the Company with a $100.0 million secured credit facility (the “ABL Facility”). On February 22, 2012, the Company also entered into a Financing Agreement by and among the Company, as borrower, certain subsidiaries of the Company, as guarantors, the lenders party thereto (the “Term Lenders”) and TPG Specialty Lending, Inc., as administrative agent, collateral agent and sole lead arranger, pursuant to which the Term Lenders agreed to provide the Company with a $215.0 million term loan (the “2012 Term Loan”).
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

The Senior Secured Credit Facility requires the Company to comply with financial covenants related to the maintenance of a minimum fixed charge coverage ratio and maximum leverage ratio. The financial covenants are measured at each fiscal quarter-end. Restricted payments, including dividends, shall be permitted only if the pro-forma leverage ratio after giving effect to such payment is less than 3.25x, pro-forma compliance after giving effect to such payment is maintained for all other financial covenants and there are no existing defaults under the Senior Secured Credit Facility. The Company was in compliance with all of its debt covenants as of September 30, 2013.
In the first quarter of 2013, upon execution of the Company’s new debt agreements, the Company recorded $8.7 million of costs related to the termination of its prior debt agreements. The costs included a $4.2 million early termination penalty payment which was equal to 2.75% of the outstanding balance of the 2012 Term Loan and a $4.5 million write-off of the remaining unamortized deferred financing costs related to the ABL Facility and 2012 Term Loan.
The Company has incurred $1.9 million of debt issuance costs to date associated with the execution of its new Credit Agreement. Financing costs incurred in connection with the new Credit Agreement are deferred and amortized over the remaining life of the new debt.
As of September 30, 2013, there was $52.5 million of cash drawn and $29.1 million of undrawn letters of credit under the $150.0 million revolving credit facility, with $68.4 million of net availability for borrowings.
As of September 30, 2013, no amounts were drawn against the Company’s non-U.S. lines of credit which provide for borrowings up to $15.1 million.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

Interest Rate Swap
On March 13, 2013, the Company entered into an interest rate swap (the “Swap”) with a notional amount of $75.0 million, as a means of fixing the floating interest rate component on $75.0 million of its variable rate debt under the Senior Secured Credit Facility. The Swap is designated as a cash flow hedge, with a termination date of March 13, 2018. As a result of the application of hedge accounting treatment, all unrealized gains and losses related to the derivative instrument are recorded in accumulated other comprehensive income (loss) and are reclassified into operations in the same period in which the hedged transaction affects earnings. Hedge effectiveness is tested quarterly. We do not use derivative instruments for trading or speculative purposes.
The fair value of the Swap is derived from a discounted cash flow analysis based on the terms of the contract and the interest rate curve (Level 2 inputs) and measured on a recurring basis in our consolidated balance sheet. At September 30, 2013, the fair value of the Swap, included in deferred charges and other long-term assets on the consolidated balance sheet, was $0.3 million and no ineffectiveness was recorded. An unrealized pre-tax loss of $0.2 million and an unrealized pre-tax gain of $0.3 million was recorded in accumulated other comprehensive income (loss) during the three and nine months ended September 30, 2013, respectively.
NOTE 4 – INCOME TAXES
The Company recognized income tax expense of $0.5 million and $1.0 million for the three months ended September 30, 2013 and 2012, respectively. The Company’s effective tax rate was 2.9% and 18.5% for the three months ended September 30, 2013 and 2012, respectively.
The Company recognized an income tax benefit of $100.7 million and expense of $1.9 million for the nine months ended September 30, 2013 and 2012, respectively. The Company’s effective tax rate was (307.0)% and 9.9% for the nine months ended September 30, 2013 and 2012, respectively.
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
We continue to evaluate the need to maintain a valuation allowance for deferred tax assets based on our assessment of whether it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income. Appropriate consideration is given to all available evidence, both positive and negative, in assessing the need for a valuation allowance.
In the second quarter of 2013, this evaluation resulted in the determination that $102.4 million of our valuation allowance on U.S. deferred tax assets could be released. The qualitative and quantitative analysis of current and expected domestic earnings, industry and market trends, tax planning strategies, and general business risks resulted in a more likely than not conclusion of being able to realize a significant portion of our U.S. deferred tax assets. We have been able to sustain positive earnings despite low demand for products and services that has occurred in many of our markets during the current and previous three years. Our earnings have become positive on a cumulative basis through this period. In addition, market demand and our performance in many of our markets have improved during the current year, and demand and earnings performance are expected to continue into the foreseeable future. In addition, in 2012, we exited a business segment that had produced losses.
Upon releasing the significant portion of our valuation allowance on U.S. deferred tax assets in the second quarter, a valuation allowance of $10.3 million was maintained in accordance with the guidance provided in ASC 740-270-25-4 and is being released through the effective tax rate as domestic income is recognized throughout the course of the year. Of this amount, $3.4 million and $7.0 million was released during the three and nine months ended September 30, 2013, respectively, leaving $3.3 million to be released in the fourth quarter of 2013. An additional $1.0 million reduction in deferred tax valuation allowances was recorded as a discrete item in the three months ended September 30, 2013.
We continue to maintain a valuation allowance on certain federal, state, and foreign (principally Spain and Canada) deferred tax assets that we believe, on a more likely than not basis, will not be realized.
The Company’s unrecognized tax benefits for continuing operations were $3.8 million and $4.0 million at September 30, 2013 and December 31, 2012, respectively, of which $3.7 million and $3.9 million are tax benefits that, if recognized, would reduce the annual effective tax rate. The Company expects the unrecognized tax benefits to decrease by $0.4 million over the next 12 months due to (i) the potential expiration of statutes of limitations and (ii) settlements with tax authorities.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. Accruals for interest and penalties of $0.3 million and $0.3 million are included as a component of other long-term liabilities on the Company’s consolidated balance sheets at September 30, 2013 and December 31, 2012, respectively.
NOTE 5 – PENSIONS
The following table summarizes the components of net postretirement pension expense:

	U.S. Benefit Plan				Non-U.S. Benefit Plan
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2013	2012	2013	2012	2013	2012	2013	2012
Service cost	$—	$—	$—	$—	$—	$0.1	$0.1	$0.2
Interest cost	1.8	1.5	5.5	5.5	0.7	0.7	1.9	2.0
Amortization of actuarial loss	1.9	1.3	5.6	4.1	0.2	0.2	0.6	0.6
Expected return on plan assets	(2.2)	(1.6)	(6.6)	(6.0)	(0.6)	(0.7)	(1.9)	(2.0)
Net postretirement pension expense	$1.5	$1.2	$4.5	$3.6	$0.3	$0.3	$0.7	$0.8
During the nine months ended September 30, 2013 and 2012, the Company contributed $5.3 million and $9.2 million to its U.S. defined benefit plan, respectively, and $1.1 million and $1.4 million to its non-U.S. defined benefit plan, respectively. For the year ended December 31, 2013, the Company expects to contribute up to $6.8 million to the U.S. benefit plan and up to $1.6 million to the non-U.S. benefit plan.
NOTE 6 – COMMITMENTS AND CONTINGENCIES
Guarantees
At September 30, 2013 and December 31, 2012, the Company had outstanding standby letters of credit aggregating $29.1 million and $29.2 million, respectively, principally to act as security for retention levels related to casualty insurance policies and to guarantee the performance of subsidiaries that engage in export transactions to non-U.S. governments and municipalities, as well as industrial customers.
The Company issues product performance warranties to customers with the sale of its products. The specific terms and conditions of these warranties vary depending upon the product and the country in which the product is sold, with warranty periods generally ranging from one to ten years. The Company estimates the costs that may be incurred under its basic limited warranty and records a liability in the amount of such costs at the time the sale of the related product is recognized. Factors that affect the Company’s warranty liability include the number of units under warranty from time to time, historical and anticipated rates of warranty claims, and costs per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. The following table summarizes the changes in the Company’s warranty liabilities:

	Nine Months Ended September 30,
(in millions)	2013	2012
Balance at January 1	$6.8	$6.7
Provisions to expense	7.2	4.7
Payments	(6.4)	(4.6)
Balance at September 30	$7.6	$6.8

We provide indemnifications and other guarantees in the ordinary course of business, the terms of which range in duration and often are not explicitly defined. We do not believe these will result in claims that would have a material impact on our financial condition, results of operation, or cash flows.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

Environmental Liabilities
The Pearland, Texas facility was previously used by the Company’s discontinued Pauluhn business and manufactured marine, offshore, and industrial lighting products. The Company sold the facility in May 2012. While the Company has not finalized its plans, it is probable that the site will require remediation. Reserves of $1.4 million and $1.8 million related to the environmental remediation of the Pearland facility are included in liabilities of discontinued operations on the consolidated balance sheets at September 30, 2013 and December 31, 2012, respectively. The recorded reserves are based on an undiscounted estimate of the range of costs to remediate the site, depending upon the remediation approach and other factors. The Company’s estimate may change in the near term as more information becomes available; however, the costs are not expected to have a material adverse effect on the Company’s results of operations, financial position, or liquidity.
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
The Company believes, based on current knowledge and after consultation with counsel, that the outcome of such claims and actions will not have a material adverse effect on the Company’s results of operations or financial position. However, in the event of unexpected future developments, it is possible that the ultimate resolution of such matters, if unfavorable, could have a material adverse effect on the Company’s results of operations or financial position.
The Company has been sued by firefighters seeking damages claiming that exposure to the Company’s sirens has impaired their hearing and that the sirens are therefore defective. There were 33 cases filed during the period of 1999 through 2004, involving a total of 2,443 plaintiffs, in the Circuit Court of Cook County, Illinois. These cases involved more than 1,800 firefighter plaintiffs from locations outside of Chicago. In 2009, six additional cases were filed in Cook County, involving 299 Pennsylvania firefighter plaintiffs. During 2013, another case was filed in Cook County involving 74 Pennsylvania firefighter plaintiffs.
The trial of the first 27 of these plaintiffs’ claims occurred in 2008, when a Cook County jury returned a unanimous verdict in favor of the Company.
An additional 40 Chicago firefighter plaintiffs were selected for trial in 2009. Plaintiffs’ counsel later moved to reduce the number of plaintiffs from 40 to nine. The trial for these nine plaintiffs concluded with a verdict returned against the Company and for the plaintiffs in varying amounts totaling $0.4 million. The Company appealed this verdict. On September 13, 2012, the Illinois Appellate Court rejected this appeal. Two justices voted to uphold the verdict and one justice filed a lengthy and vigorous dissent. The Company thereafter filed a petition for rehearing with the Illinois Appellate Court, which was denied on February 7, 2013. The Company sought further review by filing a petition for leave to appeal with the Illinois Supreme Court on March 14, 2013. On May 29, 2013, the Illinois Supreme Court issued a summary order declining to accept review of this case. On July 1, 2013, the Company satisfied the judgments entered for these plaintiffs, which has resulted in final dismissal of these cases.

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

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

Prior to the start of this trial, the claims of two of the three firefighter plaintiffs were dismissed. On December 17, 2012, the jury entered a complete defense verdict for the Company in this trial.
Following this defense verdict, plaintiffs again moved to certify a class of Chicago Fire Department plaintiffs for trial on the sole issue of whether the Company’s sirens were defective and unreasonably dangerous. Over the Company’s objection, the trial court granted plaintiffs’ motion for class certification on March 11, 2013 and scheduled a class action trial to begin on June 10, 2013. The Company filed a petition for review with the Illinois Appellate Court on March 29, 2013 seeking reversal of the class certification order. On April 23, 2013, the Illinois Appellate Court granted the Company’s petition for review. Briefing on this appeal was completed during July 2013. Pursuant to Illinois law, all class proceedings in the trial court are stayed pending a final decision from the Illinois Appellate Court on this issue.
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
During April through October 2012, 20 new cases were filed in the Court of Common Pleas, Philadelphia County, Pennsylvania. These cases were filed on behalf of 20 Philadelphia firefighters and involve various defendants in addition to the Company. On June 14, 2013, one of these cases was dismissed. During April through July 2013, additional cases were filed in Allegheny County, Pennsylvania. These cases involve 246 plaintiff firefighters from Pittsburgh and various defendants, including the Company.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

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
The Company’s ongoing negotiations with its insurer, CNA, over insurance coverage on these claims have resulted in reimbursements of a portion of the Company’s defense costs. These reimbursements are recorded as a reduction of corporate operating expenses. For the nine months ended September 30, 2013, the Company recorded and received $0.2 million of reimbursements from CNA related to legal costs incurred in the prior year and $0.2 million of reimbursements related to costs incurred in 2013. For the year ended December 31, 2012, the Company recorded $0.7 million of reimbursements related to legal costs incurred in the prior year, of which $0.6 million had been received as of December 31, 2012. The remaining $0.1 million was received in the first quarter of 2013.
On July 29, 2011, Neology, Inc. (“Neology”) filed a complaint against the Company in the U.S. District Court of Delaware for alleged patent infringements (the “Delaware lawsuit”). The Delaware lawsuit demanded that the Company cease manufacturing, marketing, importing or selling radio frequency identification (“RFID”) systems and products that allegedly infringed certain specified patents owned by Neology, and also demanded compensation for past alleged infringement. The Company denied the allegations in the complaint. On December 2, 2011, Neology filed a motion for preliminary injunction, requesting that the court enter an order preliminarily enjoining the Company from further alleged infringement of certain Neology patents. On June 18, 2012, a U.S. District Court Magistrate issued a Report and Recommendation that the motion for a preliminary injunction be denied. On August 12, 2012, a U.S. District Court Judge adopted that Report and Recommendation. On August 20, 2012, Neology filed a motion for leave to file for partial summary judgment against the Company regarding two of the patents at issue. On September 21, 2012, a U.S. District Court Magistrate denied the motion.
On May 21, 2012, Neology filed another complaint against the Company, also for alleged patent infringement, in the U.S. District Court for the Central District of California. On July 19, 2012, Neology filed certain amendments to that complaint. The amended complaint similarly demanded that the Company cease manufacturing, marketing, importing or selling certain RFID transponders and readers that allegedly infringed certain other specified patents owned by Neology, and also demanded compensation for past alleged infringement. The Company denied the allegations in the complaint. On September 10, 2012, the Company filed a motion requesting that the court transfer this litigation to the U.S. District Court of Delaware, where Neology filed its earlier patent infringement suit against the Company. On October 15, 2012, the court granted this motion and ordered the transfer of this litigation to the U.S. District Court of Delaware. On November 2, 2012, the U.S. District Court of Delaware ordered the consolidation of the transferred California litigation and the Delaware lawsuit.
On February 22, 2013, Neology filed a complaint with the U.S. International Trade Commission (“ITC”) requesting that the ITC commence an investigation into alleged violations of Section 337 of the Tariff Act of 1930, as amended (the “Tariff Act”). The complaint alleged that Federal Signal Corporation, Federal Signal Technologies, LLC, Sirit Corp. and 3M Company unlawfully imported into the U.S., sold for importation, and/or sold within the U.S. after importation certain RFID products and their major components, which allegedly infringed certain Neology patents. On March 26, 2013, the ITC issued a Notice of Investigation regarding the complaint filed by Neology.

The remedy requested by Neology in its complaint filed with the ITC, and the relief that can be ordered by the ITC in favor of a prevailing complainant, is prospective injunctive relief barring the products and components that allegedly violate Section 337 of the Tariff Act from importation into the U.S. Compensatory monetary relief was neither expressly sought by Neology in its complaint nor a form of relief available to a prevailing complainant. Since the disposition of the assets of the Federal Signal Technologies (“FSTech”) Group on September 4, 2012, as further discussed in Note 11 – Discontinued Operations, the Company had not imported into the U.S. nor sold within the U.S. the products or components identified by Neology in its complaint.
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
In connection with the closing of the sale of the FSTech Group to 3M Company on September 4, 2012, 3M Company agreed to assume the defense of the Neology lawsuits. A portion of the purchase price proceeds was placed into escrow to be held for a

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

period of 48 months as security for the indemnification obligations of the Company as well as defense and other costs associated with the Neology lawsuits and legal proceedings incident thereto, subject to early release under certain conditions. Subsequent to the settlement agreement relating to the Neology lawsuits that was reached in the second quarter of 2013, the Company received disbursement of the balance of the funds remaining in escrow that were associated with the Neology lawsuits during the third quarter of 2013. This disbursement resulted in an adjustment to the loss from discontinued operations in our financial statements and was not material to our results of operations, financial position, or cash flows. Information regarding the Company’s discontinued operations is further discussed in Note 11 – Discontinued Operations.
NOTE 7 – EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per share (“EPS”) is computed by dividing income or loss available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted EPS is computed based on the weighted average number of shares of common stock outstanding for the period plus the effect of dilutive potential common shares outstanding during the period. Dilutive potential common shares include outstanding stock options, performance-based restricted stock unit awards, and restricted stock units and reflect the potential dilution that could occur if these awards were issued and converted into common stock. We use the treasury stock method to determine the potentially dilutive impact of our employee stock options and restricted stock units, and the contingently issuable method for our performance-based restricted stock unit awards. For the three months ended September 30, 2013 and 2012, options to purchase 0.8 million and 2.4 million shares of the Company’s common stock, respectively, had an anti-dilutive effect on EPS, and accordingly, are excluded from the calculation of diluted EPS. For the nine months ended September 30, 2013 and 2012, options to purchase 1.0 million and 2.3 million shares of the Company’s common stock, respectively, had an anti-dilutive effect on EPS, and accordingly, are excluded from the calculation of diluted EPS.
The following table reconciles net income (loss) to basic and diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2013	2012	2013	2012
Income from continuing operations	$16.8	$4.4	$133.5	$17.2
Loss from discontinued operations and disposal, net of tax	(0.8)	(19.1)	(0.6)	(49.4)
Net income (loss)	$16.0	$(14.7)	$132.9	$(32.2)
Weighted average shares outstanding – Basic	62.6	62.4	62.5	62.3
Dilutive effect of common stock equivalents	0.6	0.6	0.5	0.3
Weighted average shares outstanding – Diluted	$63.2	$63.0	$63.0	$62.6
Basic earnings (loss) per share:
Earnings from continuing operations	$0.27	$0.07	$2.14	$0.28
Loss from discontinued operations and disposal, net of tax	(0.01)	(0.31)	(0.01)	(0.79)
Net earnings (loss) per share	$0.26	$(0.24)	$2.13	$(0.51)
Diluted earnings (loss) per share:
Earnings from continuing operations	$0.26	$0.07	$2.12	$0.28
Loss from discontinued operations and disposal, net of tax	(0.01)	(0.31)	(0.01)	(0.79)
Net earnings (loss) per share	$0.25	$(0.24)	$2.11	$(0.51)

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

NOTE 8 – ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table summarizes the changes in each component of accumulated other comprehensive loss, net of tax:

(in millions)	Actuarial Losses	Foreign Currency Translation	Unrealized Gain (Loss) on Derivatives	Total
Balance at July 1, 2013	$(85.6)	$6.3	$0.6	$(78.7)
Other comprehensive income (loss) before reclassifications	(4.1)	6.3	(0.4)	1.8
Amounts reclassified from accumulated other comprehensive income (loss) (1) (3)	2.9	0.2	—	3.1
Net current-period other comprehensive income (loss)	(1.2)	6.5	(0.4)	4.9
Balance at September 30, 2013	$(86.8)	$12.8	$0.2	$(73.8)

Balance at January 1, 2013	$(91.0)	$10.8	$0.1	$(80.1)
Other comprehensive income (loss) before reclassifications	(2.7)	2.1	0.1	(0.5)
Amounts reclassified from accumulated other comprehensive income (loss) (2) (3)	6.9	(0.1)	—	6.8
Net current-period other comprehensive income	4.2	2.0	0.1	6.3
Balance at September 30, 2013	$(86.8)	$12.8	$0.2	$(73.8)

(1)
The change in actuarial losses in the three months ended September 30, 2013 represents $2.2 million of actuarial losses that have been included in the computation of net postretirement pension expense for the period and $0.7 million of income tax expense, primarily due to a change in the United Kingdom tax rate that was enacted during the three months ended September 30, 2013.

(2)
The change in actuarial losses in the nine months ended September 30, 2013 represents $6.3 million of actuarial losses that have been included in the computation of net postretirement pension expense for the period and $0.6 million of income tax expense, primarily due to a change in the United Kingdom tax rate that was enacted during the three months ended September 30, 2013.

(3)
The changes in foreign currency translation include $0.2 million and ($0.1) million of foreign currency effects related to the FSTech Group disposal that have been included in the loss from discontinued operations and disposal for the three and nine months ended September 30, 2013, respectively.

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
Safety and Security Systems – The Safety and Security Systems Group is a leading manufacturer and supplier of comprehensive systems and products that law enforcement, fire rescue, emergency medical services, campuses, military facilities, and industrial sites use to protect people and property. Offerings include systems for campus and community alerting, emergency vehicles, first responder interoperable communications, industrial communications and command, and municipal networked security. Specific products include lightbars and sirens, public warning sirens, and public safety software. Products are primarily sold under the Federal Signal™, Federal Signal VAMA™, Target Tech®, and Victor™ brand names. The Group operates manufacturing facilities in North America, Europe, and South Africa.
Fire Rescue – The Fire Rescue Group manufactures articulated and telescopic aerial platforms for rescue and fire fighting and for maintenance purposes. The Group sells to municipal and industrial fire services, civil defense authorities, rental companies,

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

electric utilities, and industrial customers. The Group operates manufacturing facilities in Finland and sells globally under the Bronto Skylift® brand name.

Corporate contains those items that are not included in our three operating segments.
Net sales by operating segment reflect sales of products and services to external customers, as reported in the Company’s consolidated statements of operations. Intersegment sales were not material for the three and nine months ended September 30, 2013 and 2012. The Company evaluates performance based on operating income of the respective segment. Operating income includes all revenues, costs and expenses related to the segment involved. In determining segment operating income, neither corporate nor interest expenses are included. Corporate assets consist principally of cash and cash equivalents, notes and other receivables, and fixed assets. The accounting policies of each operating segment are the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The results for the interim periods are not necessarily indicative of results for a full year.
The following tables summarize the Company’s net sales, operating income, and total assets by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2013	2012	2013	2012
Net sales:
Environmental Solutions	$113.1	$101.6	$353.1	$321.6
Safety and Security Systems	57.6	57.8	172.9	173.2
Fire Rescue	38.6	25.6	105.7	90.7
Total net sales	$209.3	$185.0	$631.7	$585.5
Operating income:
Environmental Solutions	$12.1	$9.3	$40.6	$33.8
Safety and Security Systems	7.0	7.8	16.1	18.7
Fire Rescue	3.3	1.9	7.4	4.4
Corporate and eliminations	(3.6)	(6.6)	(15.0)	(18.4)
Total operating income	18.8	12.4	49.1	38.5
Interest expense	1.5	5.2	7.7	15.7
Debt settlement charges	—	1.9	8.7	3.5
Other expense (income), net	—	(0.1)	(0.1)	0.2
Income before income taxes	$17.3	$5.4	$32.8	$19.1

(in millions)	As of September 30, 2013	As of December 31, 2012
Total assets:
Environmental Solutions	$239.8	$237.5
Safety and Security Systems	207.7	209.5
Fire Rescue	127.4	122.5
Corporate and eliminations	76.8	41.7
Total assets of continuing operations	651.7	611.2
Total assets of discontinued operations	5.1	2.0
Total assets	$656.8	$613.2
NOTE 10 – RESTRUCTURING
During the first quarter of 2012, the Company recorded expenses of $0.9 million related to severance costs in the Safety and Security Systems Group, which is the total amount expected to be incurred for these activities. These actions are expected to be completed in the fourth quarter of 2013.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

During the fourth quarter of 2012, the Company recorded an additional $0.6 million related to severance costs within corporate expense. Based upon further developments, it was determined during the second quarter of 2013 that these costs were not required and the $0.6 million charge was reversed.
Restructuring reserves are included within other current liabilities on the Company’s consolidated balance sheets. The following table summarizes the changes in the Company’s restructuring reserves during the nine months ended September 30, 2013:

(in millions)	Severance
Balance at December 31, 2012	$1.0
Payments	(0.1)
Adjustments	(0.6)
Balance at September 30, 2013	$0.3
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
Subsequent to the settlement agreement relating to the Neology lawsuits that was reached in the second quarter of 2013, the Company received disbursement of the balance of the funds remaining in escrow that were associated with the Neology lawsuits during the third quarter of 2013. This disbursement resulted in an adjustment to the loss from discontinued operations in our financial statements and was not material to the Company's results of operations, financial position, or cash flows.
If and when any additional escrowed proceeds are released, the Company may recognize an adjustment to the loss from discontinued operations and disposal in its statement of operations. The net carrying amount of the escrow receivable was classified in other current assets at September 30, 2013 and deferred charges and other long-term assets at December 31, 2012, and was $7.8 million and $8.0 million, respectively.
The following table summarizes the operating results of discontinued operations, principally the FSTech Group:

(in millions)	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Net sales	$24.9	$87.0
Interest allocated to discontinued operations	1.7	4.8
Other costs and expenses	33.1	99.9
Loss before income taxes	(9.9)	(17.7)
Income tax benefit	2.9	3.5
Loss from discontinued operations	$(7.0)	$(14.2)
For the three and nine months ended September 30, 2013, the Company recorded net losses from discontinued operations and disposal of $0.8 million and $0.6 million, respectively. The losses primarily include expenses associated with special termination benefits provided to certain employees of the former FSTech Group that were retained to assist with transition services with 3M Company. Upon conclusion of these transition services, management initiated a voluntary separation plan ("VSP"), which resulted in expense of approximately $0.5 million being recognized in the three months ended September 30, 2013 when the employees accepted the terms of the VSP. The net loss from discontinued operations and disposal for the three and nine months ended September 30, 2013 also includes certain adjustments relating to assets of other previously discontinued operations.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

Other
In May 2012, the Company sold its Pearland, Texas facility, which was previously used by the Company’s discontinued Pauluhn business, for proceeds of $0.9 million and recorded a pre-tax gain of $0.4 million. The Company retains certain liabilities for discontinued operations prior to January 1, 2010, primarily for environmental remediation and product liability. Included in liabilities at September 30, 2013 and December 31, 2012 was $1.4 million and $1.8 million, respectively, related to environmental remediation at the Pearland, Texas facility, and $3.9 million and $4.6 million, respectively, relating to estimated product liability obligations of the discontinued North American refuse truck body business.

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
Results of Operations
The following table summarizes our consolidated statements of operations and illustrates the key financial indicators used to assess our consolidated financial results:

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in millions, except per share data)	2013	2012	Change	2013	2012	Change
Net sales	$209.3	$185.0	$24.3	$631.7	$585.5	$46.2
Cost of sales	158.8	139.4	19.4	482.6	445.4	37.2
Gross profit	50.5	45.6	4.9	149.1	140.1	9.0
Selling, engineering, general and administrative expenses	31.7	33.2	(1.5)	100.6	100.8	(0.2)
Restructuring charges (benefit)	—	—	—	(0.6)	0.8	(1.4)
Operating income	18.8	12.4	6.4	49.1	38.5	10.6
Interest expense	1.5	5.2	(3.7)	7.7	15.7	(8.0)
Debt settlement charges	—	1.9	(1.9)	8.7	3.5	5.2
Other expense (income), net	—	(0.1)	0.1	(0.1)	0.2	(0.3)
Income before income taxes	17.3	5.4	11.9	32.8	19.1	13.7
Income tax benefit (expense)	(0.5)	(1.0)	0.5	100.7	(1.9)	102.6
Income from continuing operations	16.8	4.4	12.4	133.5	17.2	116.3
Loss from discontinued operations and disposal, net of tax	(0.8)	(19.1)	18.3	(0.6)	(49.4)	48.8
Net income (loss)	$16.0	$(14.7)	$30.7	$132.9	$(32.2)	$165.1
Other data:
Operating margin	9.0%	6.7%	2.3%	7.8%	6.6%	1.2%
Diluted earnings per share – Continuing operations	$0.26	$0.07	$0.19	$2.12	$0.28	$1.84
Total orders	197.1	187.7	9.4	599.0	618.3	(19.3)
Backlog	286.5	325.9	(39.4)	286.5	325.9	(39.4)
Depreciation and amortization	3.5	3.0	0.5	10.4	9.6	0.8

Net sales
For the three and nine months ended September 30, 2013, the increases in net sales were largely due to higher vacuum truck and municipal sewer cleaner shipments, as well as improved pricing, within our Environmental Solutions Group. Our vacuum truck and municipal sewer cleaner sales continue to exceed prior year levels largely due to increased production capacity. For the three and nine months ended September 30, 2013, net sales further benefited from favorable volumes, driven by improved sales of fire-lift products in the Middle East and industrial products in the U.S., and the effects of favorable currency within our Fire Rescue Group.
Cost of sales
For the three and nine months ended September 30, 2013, the increases in cost of sales were predominantly attributable to increased sales volumes within our Environmental Solutions Group. For the three and nine months ended September 30, 2013, cost of sales was further impacted by increased volumes, unfavorable product mix, and currency effects within our Fire Rescue Group.
Gross profit
For the three and nine months ended September 30, 2013, gross profit was positively impacted by improved pricing and increased volumes within our Environmental Solutions Group, as well as higher volumes and increased service revenue at our Fire Rescue Group. The increase in gross profit was partially offset by lower fixed overhead absorption, as well as higher information technology costs, at our Safety and Security Systems Group.
For the three months ended September 30, 2013, gross profit margin decreased by 0.5% to 24.1% largely driven by unfavorable product mix at our Fire Rescue Group, as well as unfavorable product mix, lower fixed overhead absorption, and higher information technology costs at our Safety and Security Systems Group. For the nine months ended September 30, 2013, gross profit margin decreased by 0.3% to 23.6% primarily due to unfavorable product mix, lower fixed overhead absorption, and higher information technology costs at our Safety and Security Systems Group.
Operating income
For the three and nine months ended September 30, 2013, operating income increased as a result of improved gross profit within our Environmental Solutions Group largely due to improved product pricing and increased volumes, as well as higher volumes, increased service revenue, and production efficiencies at our Fire Rescue Group. The increase in operating income was partially offset by the gross profit impacts at our Safety and Security Systems Group discussed above, including the effects of an enterprise resource planning (“ERP”) system implementation in May 2013.
For the three months ended September 30, 2013, operating income was also positively impacted by a $1.5 million decrease in selling, engineering, general and administrative expenses that included reduced employee incentive compensation and medical expenses. For the nine months ended September 30, 2013, selling, engineering, general and administrative expenses were largely flat with reductions in employee incentive compensation, medical, and amortization expenses being largely offset by increased engineering expenses, as well as higher selling and marketing expenses. For the nine months ended September 30, 2013, operating income also benefited from a reduction in restructuring charges compared to the prior period.
Interest expense
For the three and nine months ended September 30, 2013, interest expense decreased by $3.7 million and $8.0 million, or 71% and 51%, respectively. This was due primarily to the $75.0 million reduction in the balances of our ABL Facility and 2012 Term Loan in the third quarter of 2012, as a result of the application of the net proceeds from the sale of our FSTech Group. In addition, the Company benefited from lower interest rates on borrowings that resulted from our March 2013 refinancing. See Financial Condition, Liquidity and Capital Resources for additional information on the Company’s March 2013 debt refinancing actions.
Debt settlement charges
In the first quarter of 2013, the Company recorded $8.7 million of charges related to the termination of the ABL Facility and 2012 Term Loan. The expenses included the write-off of deferred financing fees of $4.5 million and a prepayment penalty of $4.2 million.
In the first quarter of 2012, the Company recorded $1.6 million of charges related to the termination of its prior debt agreements. The expenses included $1.0 million of make-whole interest payments and a write-off of deferred financing fees of

$0.6 million. In the third quarter of 2012, the Company expensed an additional $1.9 million of deferred financing fees relating to the $75.0 million reduction of our ABL Facility and 2012 Term Loan.
Income tax benefit (expense)
The Company recognized income tax expense of $0.5 million and $1.0 million for the three months ended September 30, 2013 and 2012, respectively. The Company’s effective tax rate was 2.9% and 18.5% for the three months ended September 30, 2013 and 2012, respectively.
The Company recognized an income tax benefit of $100.7 million and expense of $1.9 million for the nine months ended September 30, 2013 and 2012, respectively. The Company’s effective tax rate was (307.0)% and 9.9% for the nine months ended September 30, 2013 and 2012, respectively.
In the second quarter of 2013, it was determined that $102.4 million of our valuation allowance on U.S. deferred tax assets could be released. This evaluation was based on a qualitative and quantitative analysis of current and expected domestic earnings, industry and market trends, tax planning strategies, and general business risks, that resulted in a more likely than not conclusion of being able to realize a significant portion of our U.S. deferred tax assets.
Upon releasing the significant portion of our valuation allowance on U.S. deferred tax assets in the second quarter, a valuation allowance of $10.3 million was maintained in accordance with the guidance provided in ASC 740-270-25-4 and is being released through the effective tax rate as domestic income is recognized throughout the course of the year. Of this amount, $3.4 million and $7.0 million was released during the three and nine months ended September 30, 2013, respectively, leaving $3.3 million to be released in the fourth quarter of 2013. An additional $1.0 million reduction in deferred tax valuation allowances was recorded as a discrete item in the three months ended September 30, 2013.
Offsetting the benefits associated with the aforementioned release of the valuation allowance during the three and nine months ended September 30, 2013 was tax expense on non-U.S earnings as well as $0.8 million of tax expense associated with a change in the tax rate in the United Kingdom that was enacted during the third quarter.
For additional information, see Note 4 – Income Taxes to the accompanying condensed consolidated financial statements.
Income from continuing operations
For the three and nine months ended September 30, 2013, income from continuing operations was positively impacted by improvements in net sales, gross profit, interest expense, and operating efficiencies. Furthermore, as indicated above, our results included the release of a significant portion of the valuation allowance on our U.S. deferred tax assets. For the nine months ended September 30, 2013, these improvements were partially offset by higher debt settlement charges of $5.2 million in connection with our March 2013 refinancing.
Loss from discontinued operations and disposal
For the three and nine months ended September 30, 2013, the loss from discontinued operations and disposals primarily related to special termination benefits provided to certain employees of the legacy FSTech Group businesses that were retained by the Company in order to assist with transitional operations through the end of the third quarter of 2013.
For the three and nine months ended September 30, 2012, the loss from discontinued operations and disposals largely reflected the operating losses, as well as the loss on disposal, of the FSTech Group.
Orders and Backlog
Total orders increased by $9.4 million for the three months ended September 30, 2013 compared to the respective prior-year period. U.S. municipal and governmental orders increased by 12% primarily resulting from increases in municipal street sweeper and sewer cleaner orders of $5.6 million and $1.4 million, respectively. Municipal street sweeper orders were positively impacted by a significant increase in orders for our three-wheeled units. U.S. industrial orders increased by 17% driven by increases in vacuum truck and used equipment orders of $1.7 million and $1.2 million, respectively, coupled with a $1.8 million improvement within our Fire Rescue Group. Non-U.S. orders decreased by 9% and were impacted by decreased demand for fire-lift products in Asia Pacific as compared to a strong order cycle in the prior year, partially offset by a significant export order for our municipal street sweepers from the Middle East.
Total orders decreased by $19.3 million, for the nine months ended September 30, 2013 compared to the respective prior-year period largely due to decreases within our Fire Rescue Group. U.S. municipal and governmental orders were largely flat as a result of increases in municipal street sweepers of $3.9 million and police sales within our Safety and Security Systems Group of $3.4 million, offset by declines in municipal sewer cleaners and outdoor warning systems. U.S. industrial orders decreased by 3% as a result of decreases of $8.9 million for vacuum trucks, coupled with a decline of $2.8 million within our Fire Rescue Group. Non-U.S. orders decreased by 7% primarily due to lower demand in Asia Pacific for our fire-lift products and a significant order for vacuum trucks in Asia Pacific in the prior year that did not repeat, partially offset by increased export orders for our municipal street sweepers.
Backlog was $286.5 million at September 30, 2013, compared to $325.9 million at September 30, 2012. Compared to the respective prior-year period, the decrease was primarily attributable to increased production levels of our municipal sewer cleaners and vacuum trucks which facilitated reductions in backlog that had become inflated by long-advance orders. Compared to September 30, 2012, backlog for our fire-lift products was reduced as a result of comparison against a strong order cycle in Asia Pacific in the prior year. Backlog at September 30, 2013 was down 3% when compared to the $294.9 million backlog at June 30, 2013, primarily due to a decrease in third quarter orders within our Fire Rescue Group.
Environmental Solutions
The following table summarizes the Environmental Solutions Group’s operating results as of and for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in millions)	2013	2012	Change	2013	2012	Change
Net sales	$113.1	$101.6	$11.5	$353.1	$321.6	$31.5
Operating income	12.1	9.3	2.8	40.6	33.8	6.8
Operating data:
Operating margin	10.7%	9.2%	1.5%	11.5%	10.5%	1.0%
Total orders	$112.2	$95.9	$16.3	$319.4	$323.9	$(4.5)
Backlog	169.9	185.9	(16.0)	169.9	185.9	(16.0)
Depreciation and amortization	1.5	1.3	0.2	4.5	3.9	0.6
Three months ended September 30, 2013 vs. three months ended September 30, 2012
Total orders increased by $16.3 million, or 17%, for the three months ended September 30, 2013. U.S. orders increased $13.7 million, or 17%, largely due to an increase of $6.7 million in municipal and industrial street sweeper orders. Municipal street sweeper orders were positively impacted by a significant increase in orders for our three-wheeled units. U.S. orders further benefited from increased orders of waterblasters of $2.3 million, vacuum trucks of $1.7 million, and municipal sewer cleaners of $1.4 million. Non-U.S. orders increased $2.5 million, or 15%, primarily due to a large export order for our municipal street sweepers from the Middle East, partially offset by declines in the Canadian and Central American markets.
Net sales increased by $11.5 million, or 11%, for the three months ended September 30, 2013. U.S. sales increased $11.4 million, or 14%, resulting largely from improved sales of municipal sewer cleaners, as well as improvements in our street sweeper and waterblaster businesses. Non-U.S. sales were flat compared to the prior year, as increased sales in our Canadian markets were offset by decreased sales in other global markets. In the aggregate, sales were positively impacted by increased unit volumes of $7.5 million and improved pricing of $4.0 million, which includes the effects of a shift to higher-priced units, including our alternative-fuel street sweepers.
Costs of sales increased by $7.6 million for the three months ended September 30, 2013. $6.0 million of the increase was associated with increased unit shipments across all product lines, with the remainder being driven by pricing and product mix impacts.
Operating income increased by $2.8 million, or 30%, for the three months ended September 30, 2013. The increase in operating income was a result of higher gross profit of $3.9 million, largely due to improved product pricing and volume, partially offset by increased selling, engineering, general and administrative expenses of $1.1 million. The increase in expense derived from higher costs for training, salary and benefits, and travel.
Nine months ended September 30, 2013 vs. nine months ended September 30, 2012
Total orders decreased by $4.5 million for the nine months ended September 30, 2013. U.S. orders decreased by $0.6 million, primarily due to declines in vacuum truck orders and used equipment of $7.0 million and in municipal sewer cleaner orders of $2.3 million, partially offset by increased municipal and industrial sweeper orders of $5.5 million and waterblaster orders of $3.3 million. As a result of capacity constraints, the Company had experienced accelerated placement of orders, and a resulting inflation of backlogs, for vacuum trucks and sewer cleaners by customers seeking to assure availability of these products. As capacity has increased, the Company has encouraged a return to more normal ordering patterns, which has resulted in reduced backlog. Non-U.S. orders decreased by $3.9 million compared to the prior year, which benefited from a significant order for vacuum trucks from a customer in the Asia Pacific region. Significant export orders for our municipal street sweepers from customers in the Canadian, Middle East, and South American markets partially offset the decrease.
Net sales increased by $31.5 million for the nine months ended September 30, 2013. U.S. sales increased $29.5 million primarily due to increased sales of vacuum trucks, municipal sewer cleaners, and waterblasters, partially offset by declines in municipal street sweepers. Our vacuum truck and municipal sewer cleaner sales continue to exceed prior year levels largely due to increased production capacity. Non-U.S. sales increased $2.0 million from the prior year and benefited from a large shipment to a customer in Asia Pacific. In addition to the positive impacts associated with increased unit volumes of $21.0 million, net sales further benefited from a shift in product mix toward industrial sales, which helped contribute to improved pricing of $10.5 million.
Cost of sales increased by $22.4 million for the nine months ended September 30, 2013. The increase was associated with increased sales volumes of $16.9 million, coupled with pricing and product mix impacts of $5.5 million resulting from a shift toward industrial products.
Operating income increased $6.8 million, or 20%, for the nine months ended September 30, 2013. The increase in operating income was a result of higher gross profit of $9.1 million, largely due to improved product pricing and volume, partially offset by increased selling, engineering, general and administrative expenses of $2.3 million. The increase in expense derived from higher costs for training, salary and benefits, and travel.
Backlog was $169.9 million at September 30, 2013, compared to $185.9 million at September 30, 2012. The decrease is primarily due to increased production levels of our municipal sewer cleaners and vacuum trucks, which facilitated reductions in backlog that had become inflated by long-advance orders. This was partially offset by increased backlog for our street sweepers based on improved orders in the third quarter of 2013. Backlog at the end of the third quarter is generally consistent with the June 30, 2013 balance of $170.8 million.
Safety and Security Systems
The following table summarizes the Safety and Security Systems Group’s operating results as of and for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in millions)	2013	2012	Change	2013	2012	Change
Net sales	$57.6	$57.8	$(0.2)	$172.9	$173.2	$(0.3)
Operating income	7.0	7.8	(0.8)	16.1	18.7	(2.6)
Operating data:
Operating margin	12.2%	13.5%	(1.3)%	9.3%	10.8%	(1.5)%
Total orders	$56.7	$57.1	$(0.4)	$179.2	$182.1	$(2.9)
Backlog	36.3	38.7	(2.4)	36.3	38.7	(2.4)
Depreciation and amortization	1.0	1.0	—	3.1	3.2	(0.1)
Three months ended September 30, 2013 vs. three months ended September 30, 2012
Total orders decreased by $0.4 million for the three months ended September 30, 2013. U.S. orders increased $0.4 million, primarily driven by improvements in our police markets due to higher market demand and market share. Partially offsetting the increase were softer orders for outdoor warning systems. Non-U.S. orders decreased $0.8 million due to weak market demand in the coal-mining industry. There was also weakness in our other non-U.S. public safety markets including our integrated systems business that was adversely impacted by the timing of large orders. Partially offsetting these decreases were improved orders in our European public safety markets and the cancellation of a significant order in the third quarter of 2012.
Net sales were essentially flat, declining $0.2 million for the three months ended September 30, 2013. U.S. sales were up $2.4 million, largely due to higher sales of industrial products of $0.9 million as well as gains in our police markets of $1.2 million that relate to increased registrations of new law enforcement vehicles and increased market share. Non-U.S. sales decreased $2.6 million due to reduced sales of $1.1 million to the coal-mining industry as a result of continuing weak demand, as well as lower international shipments in our integrated systems business of $1.0 million that were largely driven by the timing of large orders.

Cost of sales increased by $0.6 million for the three months ended September 30, 2013. These increases related to $0.6 million of higher spending on information technology partially related to the ERP system implementation in May 2013, lower absorption of fixed overhead costs due to a higher proportion of purchased versus manufactured products, an unfavorable shift in product mix amongst our businesses and product lines, and $0.2 million of higher spending on engineering and implementation costs in our systems businesses.
Operating income decreased $0.8 million, or 10%, largely due to increases in our cost of sales. Operating expenses were essentially flat as compared to the prior year with increased selling and marketing expenses offset by reduced amortization expense of $0.3 million from a fully amortized intangible asset.
Nine months ended September 30, 2013 vs. nine months ended September 30, 2012
Total orders decreased $2.9 million for the nine months ended September 30, 2013. Total U.S. orders were flat with a $3.4 million increase in our police market that related to new vehicle registrations and increased market share, offset by decreases for outdoor warning systems in comparison to large military-market orders received in the prior year. Non-U.S. orders decreased by $3.0 million, primarily due to decreases of $2.2 million for international mining product orders due to slowing demand from our coal-mining markets.
Net sales were largely flat, declining $0.3 million for the nine months ended September 30, 2013. U.S. sales improved by $5.5 million, largely due to continued strength in our police market, where sales increased by $3.7 million due to improved demand and increasing market share. Sales of outdoor warning systems increased by $1.7 million, benefiting from completing significant orders received in the fourth quarter of 2012. Non-U.S. sales decreased $5.8 million, primarily due to continuing weakness in the coal-mining markets, with sales decreasing by $3.1 million. Shipments of integrated systems decreased by $1.9 million primarily due to the timing of orders and shipments in these markets, while international sales of public safety systems were flat compared to the prior year.
Cost of sales increased by $4.0 million for the nine months ended September 30, 2013. The increases were primarily related to the implementation of new ERP software within our U.S. operations during the second quarter of 2013, including inefficiencies experienced during the implementation, and higher spending on engineering and implementation costs in our systems businesses. In addition, cost of sales increased due to lower absorption of fixed overhead costs resulting from a change in sales mix amongst our businesses and product lines. These increases were partially offset by lower provisions for excess and obsolete inventories of $1.0 million.
Operating income decreased $2.6 million, or 14%, largely due to increases in our cost of sales. The increase was partially offset by decreased operating expenses of $0.7 million driven by decreased legal fees and lower amortization expense, as well restructuring charges of $0.9 million recorded in the first quarter of 2012.
Backlog was $36.3 million at September 30, 2013, compared to $38.7 million at September 30, 2012. The $2.4 million decrease is primarily due to timing of large orders within our integrated systems and outdoor warning systems businesses, partially offset by increased backlog within our police markets. Backlog at the end of the third quarter is generally consistent with the June 30, 2013 balance of $36.8 million.
Fire Rescue
The following table summarizes the Fire Rescue Group’s operating results as of and for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in millions)	2013	2012	Change	2013	2012	Change
Net sales	$38.6	$25.6	$13.0	$105.7	$90.7	$15.0
Operating income	3.3	1.9	1.4	7.4	4.4	3.0
Operating data:
Operating margin	8.5%	7.4%	1.1%	7.0%	4.9%	2.1%
Total orders	$28.2	$34.7	$(6.5)	$100.4	$112.3	$(11.9)
Backlog	80.3	101.3	(21.0)	80.3	101.3	(21.0)
Depreciation and amortization	0.8	0.6	0.2	2.3	1.9	0.4

Three months ended September 30, 2013 vs. three months ended September 30, 2012
Total orders declined by $6.5 million, or 19%, for the three months ended September 30, 2013 primarily due to lower demand in the Asia Pacific region in comparison to a strong order cycle in the prior year. Partially offsetting the decrease were improved industrial orders in the U.S.
Net sales increased by $13.0 million, or 51%, for the three months ended September 30, 2013 primarily driven by increased sales in the Middle East and Europe, coupled with improved industrial sales in the U.S. for windmill and utility maintenance applications. In the aggregate, the increase in sales included contributions from an increase in unit volumes of $8.2 million, favorable product mix impacts of $2.8 million, largely due to increased sales of higher-content chassis, and favorable currency impacts of $2.2 million.
Cost of sales increased $11.2 million, or 58%, for the three months ended September 30, 2013 largely as a result of increases in unit volumes of $6.2 million, as well as product mix and unfavorable currency impacts of $3.1 million and $1.8 million, respectively.
Operating income increased $1.4 million, or 74%, for the three months ended September 30, 2013 largely as a result of the contribution of higher sales and incremental service revenue of $2.0 million, as well as production efficiencies, partially offset by increased selling, engineering, general and administrative expenses of $0.6 million.
Nine months ended September 30, 2013 vs. nine months ended September 30, 2012
Total orders decreased by $11.9 million, or 11%, for the nine months ended September 30, 2013 primarily due to lower demand in the Asia Pacific region in comparison to a strong order cycle in the prior year, as well as lower demand for industrial products in the U.S.
Net sales increased by $15.0 million, or 17%, for the nine months ended September 30, 2013 primarily driven by increased industrial sales in the U.S., as well as improved sales in the Middle East. In the aggregate, the increase in sales was primarily attributable to contributions from an increase in unit volumes of $9.6 million, favorable product mix impacts of $2.9 million, largely due to increased sales of higher-content chassis, and favorable currency impacts of $2.8 million.
Cost of sales increased $10.8 million, or 15%, for the nine months ended September 30, 2013 largely due to higher unit volumes of $7.2 million, as well as product mix and unfavorable currency impacts of $1.3 million and $2.2 million, respectively.
Operating income increased $3.0 million, or 68%, for the nine months ended September 28, 2013 as a result of the contributions of higher sales and incremental service revenue of $2.4 million, including the effects of production efficiencies, and favorable product mix of $1.6 million, partially offset by increased selling, engineering, general and administrative expenses of $1.3 million.
Backlog was $80.3 million at September 30, 2013, compared to $101.3 million at September 30, 2012. The $21.0 million decrease was primarily due to reduced orders of our fire-lift products as we completed and delivered units from a strong order cycle in the Asia Pacific region in the prior year. Backlog at the end of the third quarter is 8% down compared to the June 30, 2013 balance of $87.3 million, largely due to reduced orders in the third quarter.
Corporate Expenses
Corporate operating expenses were $3.6 million and $6.6 million for the three months ended September 30, 2013 and 2012, respectively, and $15.0 million and $18.4 million for the nine months ended September 30, 2013 and 2012, respectively. The decreases primarily related to reduced employee incentive compensation expense, reductions to our medical expense, and the release of a restructuring liability in the second quarter of 2013.
Seasonality of Company’s Business
Certain of the Company’s businesses are susceptible to the influences of seasonal buying or delivery patterns. The Company tends to have lower sales in the first calendar quarter compared to other quarters as a result of these influences.
Financial Condition, Liquidity and Capital Resources
The Company utilizes its cash flows from operations to fund working capital requirements, capital expenditures, strategic acquisitions, pension contributions, and debt repayments. Historically, we have also used such funds for share repurchases and dividend payments. In the absence of significant unanticipated cash demands, we believe that cash flows from operations and available borrowings under our Senior Secured Credit Facility will provide sufficient funds for these purposes. Cash provided by operating activities for the nine months ended September 30, 2013 was $32.2 million compared to cash used for operating activities of $2.3 million in the prior year. The change was largely attributable to our divested FSTech Group, which consumed $21.1 million of cash for operating activities in the prior year as compared to $5.1 million in the current year, partially offset by increased working capital primarily in the form of increased accounts receivable balances and decreased accounts payable balances.
The Company references the ratio of total debt to adjusted EBITDA as one measure of its long-term financial stability. Furthermore, the Company believes that total debt to adjusted EBITDA is a meaningful metric to investors and other interested parties. The Company’s calculation methodology, which may be different than the method used by other companies, consists of dividing total debt by the sum of income from continuing operations before interest expense, debt settlement charges, other expense, income tax provision, and depreciation and amortization on a trailing 12-month basis. The following table summarizes the Company’s ratio of total debt to adjusted EBITDA, and reconciles income from continuing operations to adjusted EBITDA:

	Trailing Twelve Months Ending September 30,
(in millions)	2013	2012
Total debt	$127.5	$159.9

Income from continuing operations	138.4	23.6
Add:
Interest expense	13.4	20.2
Debt settlement charges	8.7	3.5
Other expense	0.4	0.1
Income tax (benefit) expense	(98.7)	2.7
Depreciation and amortization	13.9	12.9
Adjusted EBITDA	$76.1	$63.0

Total debt to adjusted EBITDA ratio	1.7	2.5
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
The Senior Secured Credit Facility requires the Company to comply with financial covenants related to the maintenance of a minimum fixed charge coverage ratio and maximum leverage ratio. The financial covenants are measured at each fiscal quarter-end. Restricted payments, including dividends, shall be permitted only if the pro-forma leverage ratio after giving effect to such payment is less than 3.25x, pro-forma compliance after giving effect to such payment is maintained for all other financial covenants and there are no existing defaults under the Senior Secured Credit Facility. The Company was in compliance with all of its debt covenants as of September 30, 2013.
In the first quarter of 2013, upon execution of the Company’s new debt agreements, the Company recorded $8.7 million of costs related to the termination of its prior debt agreements. The costs included a $4.2 million early termination penalty payment which was equal to 2.75% of the outstanding balance of the 2012 Term Loan and a $4.5 million write-off of the remaining unamortized deferred financing costs related to the ABL Facility and 2012 Term Loan.
The Company has incurred $1.9 million of debt issuance costs to date associated with the execution of its new Credit Agreement. Financing costs incurred in connection with the new Credit Agreement are deferred and amortized over the remaining life of the new debt.
As of September 30, 2013, there was $52.5 million of cash drawn and $29.1 million of undrawn letters of credit under the $150.0 million revolving credit facility, with $68.4 million of net availability for borrowings.
As of September 30, 2013, no amounts were drawn against the Company’s non-U.S. lines of credit which provide for borrowings up to $15.1 million.
The Company anticipates that capital expenditures for 2013 will approximate $15.0 million. The Company believes that its financial resources and major sources of liquidity, including cash flow from operations and borrowing capacity, will be adequate to meet its operating and capital needs in addition to its financial commitments.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
See Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of our Annual Report on Form 10-K for the year ended December 31, 2012. During the nine months ended September 30, 2013, there have been no significant changes in our exposure to market risk except for the Company’s $75.0 million interest rate swap. See Note 3 – Debt to the accompanying condensed consolidated financial statements for further discussion.
Item 4. Controls and Procedures
As required by Rule 13a-15 under the Exchange Act, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of September 30, 2013. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2013. As a matter of practice, the Company’s management continues to review and document internal control and procedures for financial reporting. From time to time, the Company may make changes aimed at enhancing the effectiveness of the controls and ensuring that the systems evolve with the business. During the three months ended September 30, 2013, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
On November 6, 2013, the Company issued a press release announcing its financial results for the three and nine months ended September 30, 2013. The full text of the press release is included as Exhibit 99.1 to this Form 10-Q.

Item 6. Exhibits

5.2	Copy of Internal Revenue Service Opinion Letter regarding Qualification of the Federal Signal Corporation Retirement Savings Plan under Section 401 of the Internal Revenue Code

10.1	Federal Signal Corporation Retirement Savings Plan

10.2*	Employment letter executed August 1, 2013 between the Company and Ian Hudson, filed as Exhibit 10.1 to the Form 8-K filed August 13, 2013

31.1	CEO Certification under Section 302 of the Sarbanes-Oxley Act

31.2	CFO Certification under Section 302 of the Sarbanes-Oxley Act

32.1	CEO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act

32.2	CFO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act

99.1	Press Release Dated November 6, 2013

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(a)(3) of Form 10-K.

SIGNATURE
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Signal Corporation

Date:	November 6, 2013	/s/ Brian S. Cooper
Brian S. Cooper
Senior Vice President and Chief Financial Officer (Principal Financial Officer)