Form 10-Q
period 2014-03-31
FEDERAL SIGNAL CORP /DE/
filed 2014-05-01
CIK 277509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
 ___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
  ___________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐	(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 30, 2014, the number of shares outstanding of the registrant’s common stock was 62,879,015.

FEDERAL SIGNAL CORPORATION

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (“Form 10-Q”) is being filed by Federal Signal Corporation and its subsidiaries (referred to collectively as the “Company” herein, unless the context otherwise indicates) with the Securities and Exchange Commission (the “SEC”), and includes comments made by management that may contain words such as “may,” “will,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “project,” “estimate,” and “objective” or similar terminology, or the negative thereof, concerning the Company’s future financial performance, business strategy, plans, goals, and objectives. These expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. Forward-looking statements include information concerning the Company’s possible or assumed future performance or results of operations and are not guarantees. While these statements are based on assumptions and judgments that management has made in light of industry experience as well as perceptions of historical trends, current conditions, expected future developments, and other factors believed to be appropriate under the circumstances, they are subject to risks, uncertainties, and other factors that may cause the Company’s actual results, performance, or achievements to be materially different.
These risks and uncertainties, some of which are beyond the Company’s control, include the cyclical nature of the Company’s industrial, municipal, governmental, and commercial markets; domestic and foreign governmental policy changes; restrictive debt covenants; availability of credit and third-party financing for customers; our ability to anticipate and meet customer demands for new products and product enhancements and the resulting products generating sufficient revenues to justify research and development expenses; our incurrence of restructuring and impairment charges as we continue to evaluate opportunities to restructure our business; highly competitive markets; increased product liability, warranty, recall claims, client service interruptions, and other lawsuits and claims; technological advances by competitors; disruptions in the supply of parts and components from suppliers and subcontractors; attraction and retention of key personnel; disruptions within our dealer network; work stoppages and other labor relations matters; increased pension funding requirements and expenses beyond our control; costs of compliance with environmental and safety regulations; our ability to use net operating loss (“NOL”) carryovers to reduce future tax payments; charges related to goodwill; our ability to expand our business through successful future acquisitions; and unknown or unexpected contingencies in our business or in businesses acquired by us. These risks and uncertainties include, but are not limited to, the risk factors described under Item 1A, Risk Factors, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the SEC on March 5, 2014. These factors may not constitute all factors that could cause actual results to differ materially from those discussed in any forward-looking statement. The Company operates in a continually changing business environment and new factors emerge periodically. The Company cannot predict such factors, nor can it assess the impact, if any, of such factors on its results of operations, financial position, or cash flows. Accordingly, forward-looking statements should not be relied upon as a predictor of future actual results. The Company disclaims any responsibility to update any forward-looking statement provided in this Form 10-Q.
ADDITIONAL INFORMATION
The Company is subject to the reporting and information requirements of the Exchange Act and, as a result, is obligated to file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other reports and information with the SEC, as well as amendments to those reports. The Company makes these filings available free of charge through our website at www.federalsignal.com as soon as reasonably practicable after such materials are filed with, or furnished to, the SEC. Information on our website does not constitute part of this Form 10-Q. In addition, the SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically. All materials that we file with, or furnish to, the SEC may also be read or copied at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

Part I. Financial Information
Item 1. Financial Statements
FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
(in millions, except per share data)	2014	2013
Net sales	$200.2	$199.8
Cost of sales	153.4	153.0
Gross profit	46.8	46.8
Selling, engineering, general and administrative expenses	34.2	34.7
Restructuring	(0.2)	—
Operating income	12.8	12.1
Interest expense	1.0	4.5
Debt settlement charges	—	8.7
Other income, net	—	(0.2)
Income (loss) before income taxes	11.8	(0.9)
Income tax expense	(4.2)	(0.2)
Income (loss) from continuing operations	7.6	(1.1)
(Loss) gain from discontinued operations and disposal, net of income tax (benefit) expense of $(0.0) and $0.0	(0.2)	0.5
Net income (loss)	$7.4	$(0.6)
Basic earnings (loss) per share:
Earnings (loss) from continuing operations	$0.12	$(0.02)
(Loss) gain from discontinued operations and disposal, net of tax	—	0.01
Net earnings (loss) per share	$0.12	$(0.01)
Diluted earnings (loss) per share:
Earnings (loss) from continuing operations	$0.12	$(0.02)
(Loss) gain from discontinued operations and disposal, net of tax	—	0.01
Net earnings (loss) earnings per share	$0.12	$(0.01)
Weighted average common shares outstanding:
Basic	62.8	62.4
Diluted	63.7	62.4
See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended March 31,
(in millions)	2014	2013
Net income (loss)	$7.4	$(0.6)
Other comprehensive income (loss):
Change in foreign currency translation adjustment	—	(5.7)
Change in unrecognized losses related to pension benefit plans, net of income tax expense of $0.4 and $0.5, respectively	0.8	3.3
Unrealized net gain (loss) on derivatives, net of income tax benefit of $(0.0) and $(0.2), respectively	—	(0.6)
Total other comprehensive income (loss)	0.8	(3.0)
Comprehensive income (loss)	$8.2	$(3.6)
See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
(in millions, except per share data)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16.0	$23.8
Accounts receivable, net of allowances for doubtful accounts of $1.5 and $2.3, respectively	107.9	95.6
Inventories	121.4	109.8
Prepaid expenses	11.5	12.6
Other current assets	12.6	21.8
Current assets of discontinued operations	1.7	1.9
Total current assets	271.1	265.5
Properties and equipment, net	65.9	63.8
Goodwill	273.5	273.8
Deferred tax assets	29.6	33.1
Deferred charges and other long-term assets	8.0	5.1
Long-term assets of discontinued operations	3.5	3.5
Total assets	$651.6	$644.8
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$6.1	$—
Current portion of long-term borrowings and capital lease obligations	7.4	7.4
Accounts payable	54.5	50.5
Customer deposits	17.9	11.2
Accrued liabilities:
Compensation and withholding taxes	18.7	25.7
Other current liabilities	35.1	35.4
Current liabilities of discontinued operations	2.2	2.4
Total current liabilities	141.9	132.6
Long-term borrowings and capital lease obligations	74.6	84.7
Long-term pension and other postretirement benefit liabilities	35.0	36.9
Deferred gain	16.0	16.5
Other long-term liabilities	17.6	17.0
Long-term liabilities of discontinued operations	5.9	6.1
Total liabilities	291.0	293.8
Shareholders’ equity:
Common stock, $1 par value per share, 90.0 shares authorized, 63.9 and 63.8 shares issued, respectively	63.9	63.8
Capital in excess of par value	178.3	177.0
Retained earnings	176.3	168.9
Treasury stock, at cost, 1.0 shares at both dates	(16.8)	(16.8)
Accumulated other comprehensive loss	(41.1)	(41.9)
Total shareholders’ equity	360.6	351.0
Total liabilities and shareholders’ equity	$651.6	$644.8
See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
(in millions)	2014	2013
Operating activities:
Net income (loss)	$7.4	$(0.6)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Loss (gain) on discontinued operations and disposal	0.2	(0.5)
Depreciation and amortization	3.6	3.4
Deferred financing costs	0.1	4.8
Deferred gain	(0.5)	(0.5)
Stock-based compensation expense	0.9	0.6
Pension expense, net of funding	(1.0)	(0.1)
Deferred income taxes, including changes in valuation allowance	4.7	0.5
Changes in operating assets and liabilities, net of effects from dispositions of companies	(22.4)	(20.8)
Net cash used for continuing operating activities	(7.0)	(13.2)
Net cash used for operating activities of discontinued operations	(0.2)	(1.7)
Net cash used for operating activities	(7.2)	(14.9)
Investing activities:
Purchases of properties and equipment	(4.2)	(4.4)
Proceeds from sales of properties and equipment	—	1.2
Proceeds from escrow receivable	7.0	—
Decrease in restricted cash	—	1.0
Net cash provided by (used for) continuing investing activities	2.8	(2.2)
Net cash provided by investing activities of discontinued operations	—	—
Net cash provided by (used for) investing activities	2.8	(2.2)
Financing activities:
(Decrease) increase in revolving lines of credit, net	(10.0)	81.5
Increase (decrease) in short-term borrowings, net	6.1	(0.3)
Proceeds from issuance of long-term borrowings	—	75.0
Payments on long-term borrowings	—	(149.2)
Payments of debt financing fees	—	(6.1)
Proceeds from stock compensation activity	0.6	—
Other, net	(0.2)	0.1
Net cash (used for) provided by continuing financing activities	(3.5)	1.0
Net cash provided by financing activities of discontinued operations	—	—
Net cash (used for) provided by financing activities	(3.5)	1.0
Effects of foreign exchange rate changes on cash and cash equivalents	0.1	(0.8)
Decrease in cash and cash equivalents	(7.8)	(16.9)
Cash and cash equivalents at beginning of period	23.8	29.7
Cash and cash equivalents at end of period	$16.0	$12.8
See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

(in millions)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2012	$63.4	$171.1	$8.9	$(16.4)	$(80.1)	$146.9
Net loss			(0.6)			(0.6)
Total other comprehensive loss					(3.0)	(3.0)
Stock-based payments:
Stock-based compensation		0.6				0.6
Balance at March 31, 2013	$63.4	$171.7	$8.3	$(16.4)	$(83.1)	$143.9

Balance at December 31, 2013	$63.8	$177.0	$168.9	$(16.8)	$(41.9)	$351.0
Net income			7.4			7.4
Total other comprehensive income					0.8	0.8
Stock-based payments:
Stock-based compensation		0.9				0.9
Stock option exercises and other	0.1	0.4				0.5
Balance at March 31, 2014	$63.9	$178.3	$176.3	$(16.8)	$(41.1)	$360.6
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
Products manufactured and services rendered by the Company are divided into three major operating segments: Environmental Solutions, Safety and Security Systems, and Fire Rescue. The individual operating businesses are organized under each segment because they share certain characteristics, including technology, marketing, distribution, and product application, which create long-term synergies. The Company's reportable segments are consistent with its operating segments. These segments are discussed in Note 9, Segment Information.
Basis of Presentation and Consolidation
The accompanying unaudited condensed consolidated financial statements represent the consolidation of Federal Signal Corporation and its subsidiaries included herein and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to ensure the information presented is not misleading. These condensed consolidated financial statements have been prepared in accordance with the Company’s accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, and should be read in conjunction with those consolidated financial statements and the notes thereto.
These statements include all adjustments, consisting of normal recurring accruals, that we considered necessary to present a fair statement of our results of operations, financial position, and cash flows. Intercompany balances and transactions have been eliminated in consolidation. The results reported in these condensed consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. While we label our quarterly information using a calendar convention whereby our first, second, and third quarters are labeled as ending on March 31, June 30, and September 30, respectively, it is our longstanding practice to establish interim quarterly closing dates based on a 13-week period ending on a Saturday with the fiscal year ending on December 31. The effects of this practice are not material and exist only within a reporting year.
We have reclassified certain prior period amounts to conform to the current period presentation.
Recent Accounting Pronouncements and Accounting Changes
In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-04, Liabilities (Topic 405), Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. This update provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this update is fixed at the reporting date, except for obligations addressed within existing U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The new requirements are effective for fiscal years beginning on or after December 15, 2013, and for interim periods within those fiscal years. Retrospective presentation for all comparative periods presented is required. The Company’s adoption of the guidance on January 1, 2014 did not have an impact on its results of operations, financial position, or cash flows.
In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters (Topic 830), Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. This guidance clarifies the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity. The new requirements are effective prospectively for fiscal years beginning on or after December 15, 2013, and for interim periods within those fiscal years. The

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

Company’s adoption of the guidance on January 1, 2014 did not have an impact on its results of operations, financial position, or cash flows.
In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740), Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This update clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. The new requirements are effective prospectively for fiscal years beginning on or after December 15, 2013, and for interim periods within those fiscal years. The Company’s adoption of the guidance on January 1, 2014 did not have a material impact on its results of operations, financial position, or cash flows.
In September 2013, the Internal Revenue Service (“IRS”) released final tangible property regulations under Sections 162(a) and 263(a) of the Internal Revenue Code of 1986, as amended, (the “Code”) regarding the deduction and capitalization of expenditures related to tangible property. The final regulations replaced temporary regulations that were issued in December 2011. The IRS also released proposed regulations under Section 168 of the Code regarding dispositions of tangible property. These final and proposed regulations are effective for the Company’s fiscal year ending December 31, 2014. The Company’s adoption of the regulations on January 1, 2014 did not have a material impact on its results of operations, financial position, or cash flows.
In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This update revises the required criteria for reporting disposals as discontinued operations, whereby such disposals must represent strategic shifts that had (or will have) a major effect on an entity's operations and financial results. The guidance also requires additional disclosures about discontinued operations, including expanded disclosure of any significant ongoing involvement. The new requirements are effective prospectively for all disposals that occur within fiscal years beginning on or after December 15, 2014, and for interim periods within those fiscal years. The Company continues to review the requirements, but does not believe there will be a material impact on its results of operations, financial position, or cash flows when they are fully adopted.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as disclosure of contingent assets and liabilities, at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions are used for, but are not limited to, revenue recognition, pension and other postretirement benefits, income tax contingency accruals and valuation allowances, workers’ compensation and product warranty accruals, asset impairment, and litigation-related accruals. Actual results could differ from those estimates.
There have been no changes to the Company’s significant accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
NOTE 2 – INVENTORIES
The following table summarizes the components of inventories:

(in millions)	March 31, 2014	December 31, 2013
Raw materials	$50.6	$46.1
Work in progress	26.9	24.3
Finished goods	43.9	39.4
Total inventories	$121.4	$109.8

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

NOTE 3 – DEBT
The following table summarizes the components of long-term borrowings and capital lease obligations:

(in millions)	March 31, 2014	December 31, 2013
Senior Secured Credit Facility:
Revolving credit facility	$10.0	$20.0
Term loan	70.8	70.8
Capital lease obligations	1.2	1.3
Total long-term borrowings and capital lease obligations, including current portion	82.0	92.1
Less: Current maturities	7.0	7.0
Less: Current capital lease obligations	0.4	0.4
Total long-term borrowings and capital lease obligations, net	$74.6	$84.7
As more fully described within Note 1, Significant Accounting Policies, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, the Company uses a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The carrying value of short-term debt approximates fair value due to its short maturity (Level 2 input). The fair value of long-term debt is based on interest rates that we believe are currently available to us for issuance of debt with similar terms and remaining maturities (Level 2 input).
The following table summarizes the carrying amounts and fair values of the Company’s financial instruments:

	March 31, 2014		December 31, 2013
	Notional Amount	Fair Value	Notional Amount	Fair Value
Short-term debt	$6.1	$6.1	$—	$—
Long-term debt (1)	82.0	82.0	92.1	92.1

(1)	Long-term debt includes current portions of long-term debt and current portions of capital lease obligations of $7.4 million and $7.4 million as of March 31, 2014 and December 31, 2013, respectively.
In the first quarter of 2013, upon execution of a $225.0 million senior secured credit facility (the “Senior Secured Credit Facility”) comprised of a five-year fully funded term loan of $75.0 million and a five-year $150.0 million revolving credit facility, the Company recorded $8.7 million of costs related to the termination of its prior debt agreements. The costs included a $4.2 million early termination penalty payment which was equal to 2.75% of the outstanding balance of the prior term loan and a $4.5 million write-off of the remaining unamortized deferred financing costs related to the previous credit facility.
The Company incurred $1.9 million of debt issuance costs associated with the execution of the Senior Secured Credit Facility. Financing costs incurred in connection with the Senior Secured Credit Facility are deferred and amortized over the remaining life of the new debt.
As of March 31, 2014, there was $10.0 million of cash drawn and $26.4 million of undrawn letters of credit under the $150.0 million revolving credit facility portion of the Senior Secured Credit Facility, with $113.6 million of net availability for borrowings.
As of March 31, 2014, $6.1 million was drawn against the Company’s non-U.S. lines of credit which provide for borrowings up to $13.9 million.
For the three months ended March 31, 2014 and 2013, gross borrowings under the Company's domestic revolving credit facility were $6.5 million and $95.0 million, respectively. For the three months ended March 31, 2014 and 2013, gross payments under the Company's domestic revolving credit facility were $16.5 million and $13.5 million, respectively.
The Senior Secured Credit Facility requires the Company to comply with financial covenants related to the maintenance of a minimum fixed charge coverage ratio and maximum leverage ratio. The financial covenants are measured at each fiscal quarter-end. Restricted payments, including dividends, shall be permitted only if the pro-forma leverage ratio after giving effect to such payment is less than 3.25x, pro-forma compliance after giving effect to such payment is maintained for all other financial

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

covenants, and there are no existing defaults under the Senior Secured Credit Facility. The Company was in compliance with all of its debt covenants as of March 31, 2014.
On April 18, 2014, the Company executed an amendment to the Senior Secured Credit Facility. The changes resulting from the amendment were primarily administrative in nature, including modifications to facilitate the repurchase of the Company's common stock. No fees were incurred in connection with executing the amendment, nor were there any changes to financial covenant requirements.
Interest Rate Swap
In the first quarter of 2013, the Company entered into an interest rate swap (the “Swap”) with a notional amount of $75.0 million, as a means of fixing the floating interest rate component on $75.0 million of its variable rate debt under the Senior Secured Credit Facility. The Swap is designated as a cash flow hedge, with a termination date of March 13, 2018. As a result of the application of hedge accounting treatment, all unrealized gains and losses related to the derivative instrument are recorded in accumulated other comprehensive income (loss) and are reclassified into operations in the same period in which the hedged transaction affects earnings. Hedge effectiveness is tested quarterly. We do not use derivative instruments for trading or speculative purposes.
As more fully described within Note 1, Significant Accounting Policies, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, the Company uses a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The fair value of the Swap is derived from a discounted cash flow analysis based on the terms of the contract and the interest rate curve (Level 2 inputs) and measured on a recurring basis in our consolidated balance sheet. At March 31, 2014 and December 31, 2013, the fair value of the Swap, included in deferred charges and other long-term assets on the consolidated balance sheet, was $0.4 million at both periods, and no ineffectiveness was recorded. An unrealized pre-tax loss of less than $0.1 million and $0.7 million was charged against accumulated other comprehensive loss during the three months ended March 31, 2014 and 2013, respectively.
NOTE 4 – INCOME TAXES
The Company recognized income tax expense of $4.2 million and $0.2 million for the three months ended March 31, 2014 and 2013, respectively. The Company’s effective tax rate was 35.6% and (22.2)% for the three months ended March 31, 2014 and 2013, respectively.
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
In the three months ended March 31, 2013, the Company maintained a valuation allowance against its domestic deferred tax assets and adjusted its valuation allowance as deferred tax assets increased or decreased, resulting in effectively no tax expense or benefit being recorded for domestic operations. As a result, the income tax expense in the three months ended March 31, 2013 primarily related to tax expense at the Company's non-U.S. operations that were not in a cumulative loss position.
In the second quarter of 2013, the Company determined that the valuation allowance on U.S. deferred tax assets could be released. The qualitative and quantitative analysis of current and expected domestic earnings, industry and market trends, tax planning strategies, and general business risks resulted in a more likely than not conclusion of being able to realize a significant portion of our U.S. deferred tax assets.
As the Company no longer maintains a valuation allowance against most domestic tax assets, tax expense has been recognized on domestic earnings, as well as non-U.S. earnings, in the three months ended March 31, 2014.
We continue to maintain a valuation allowance on certain state and foreign (principally Spain) deferred tax assets that we believe, on a more likely than not basis, will not be realized.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

NOTE 5 – PENSIONS
The following table summarizes the components of net postretirement pension expense:

	U.S. Benefit Plan		Non-U.S. Benefit Plans
	Three Months Ended March 31,		Three Months Ended March 31,
(in millions)	2014	2013	2014	2013
Service cost	$—	$—	$0.1	$—
Interest cost	2.0	1.8	0.7	0.6
Amortization of actuarial loss	1.2	1.8	0.1	0.2
Expected return on plan assets	(2.3)	(2.2)	(0.9)	(0.6)
Net postretirement pension expense	$0.9	$1.4	$—	$0.2
During the three months ended March 31, 2014 and 2013, the Company contributed $1.5 million and $1.3 million to its U.S. defined benefit plan, respectively, and $0.4 million and $0.4 million to its non-U.S. defined benefit plans, respectively.
For the year ended December 31, 2014, the Company expects to contribute up to $9.2 million to the U.S. benefit plan and up to $1.3 million to the non-U.S. benefit plans.
NOTE 6 – COMMITMENTS AND CONTINGENCIES
Guarantees
The Company provides indemnifications and other guarantees in the ordinary course of business, the terms of which range in duration and often are not explicitly defined. Specifically, the Company is occasionally required to provide letters of credit and bid and performance bonds to various customers, principally to act as security for retention levels related to casualty insurance policies and to guarantee the performance of subsidiaries that engage in export and domestic transactions. At March 31, 2014, the Company had outstanding performance and financial standby letters of credit, as well as outstanding bid and performance bonds, aggregating $45.0 million. If any such letters of credit or bonds are called, the Company would be obligated to reimburse the issuer of the letter of credit or bond. The Company believes the likelihood of any currently outstanding letter of credit or bond being called is remote.
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
The following table summarizes the changes in the Company’s warranty liabilities:

	Three Months Ended March 31,
(in millions)	2014	2013
Balance at January 1	$8.4	$6.8
Provisions to expense	1.7	2.2
Payments	(1.6)	(1.8)
Balance at March 31	$8.5	$7.2

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

Environmental Liabilities
Reserves of $1.3 million and $1.4 million related to the environmental remediation of the Pearland, Texas facility are included in liabilities of discontinued operations on the consolidated balance sheets at March 31, 2014 and December 31, 2013, respectively. The facility was previously used by the Company’s discontinued Pauluhn business and manufactured marine, offshore, and industrial lighting products. The Company sold the facility in May 2012. While the Company has not finalized its plans, it is probable that the site will require remediation. The recorded reserves are based on an undiscounted estimate of the range of costs to remediate the site, depending upon the remediation approach and other factors. The Company’s estimate may change in the near term as more information becomes available; however, the costs are not expected to have a material adverse effect on the Company’s results of operations, financial position, or liquidity.
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
The Company believes, based on current knowledge and after consultation with counsel, that the outcome of such claims and actions will not have a material adverse effect on the Company’s results of operations or financial position. However, in the event of unexpected future developments, it is possible that the ultimate resolution of such matters, if unfavorable, could have a material adverse effect on the Company’s results of operations, financial position, or liquidity.
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
The Settlement Agreement, as amended, provided that the Company pay a total amount of $3.8 million (the “Settlement Payment”) to settle the Claims (including the costs, fees, and other expenses of the law firm in connection with its representation of the Claimants), subject to certain terms, conditions, and procedures set forth in the Settlement Agreement. In order for the Company to be required to make the Settlement Payment: (i) each Claimant who agreed to settle his or her claims had to sign a release acceptable to the Company (a “Release”); (ii) each Claimant who agreed to the settlement and who was a plaintiff in a lawsuit, had to dismiss his or her lawsuit with prejudice; (iii) by April 29, 2011, at least 93% of the Claimants identified in the Settlement Agreement must have agreed to settle their claims and provide a signed Release to the Company; and (iv) the law firm had to withdraw from representing any Claimants who did not agree to the settlement, including those who filed lawsuits. If the conditions to the settlement were met, but less than 100% of the Claimants agreed to settle their Claims and sign a Release, the Settlement Payment would be reduced by the percentage of Claimants who did not agree to the settlement.
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
During April through October 2012, 20 new cases were filed in the Court of Common Pleas, Philadelphia County, Pennsylvania. These cases were filed on behalf of 20 Philadelphia firefighters and involve various defendants in addition to the Company. Two of these cases have been dismissed. During April through July 2013, additional cases were filed in Allegheny County, Pennsylvania. These cases involve 246 plaintiff firefighters from Pittsburgh and various defendants, including the Company. During February 2014, the Company received a writ of summons, indicating that an action had been commenced in the Court of Common Pleas of Erie County, Pennsylvania on behalf of 61 firefighters. Plaintiffs have not yet served upon the Company a Complaint in that action.

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
The Company’s ongoing negotiations with its insurer, CNA, over insurance coverage on these claims have resulted in reimbursements of a portion of the Company’s defense costs. These reimbursements are recorded as a reduction of corporate operating expenses. In the three months ended March 31, 2014, the Company recorded less than $0.1 million of reimbursements from CNA related to legal costs. For the three months ended March 31, 2013, the Company did not record any reimbursements from CNA related to legal costs incurred in the prior year.
NOTE 7 – EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per share (“EPS”) is computed by dividing income or loss available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted EPS is computed based on the weighted average number of shares of common stock outstanding for the period plus the effect of dilutive potential common shares outstanding during the period. Dilutive potential common shares include outstanding stock options, performance-based restricted stock unit awards, and restricted stock units and reflect the potential dilution that could occur if these awards were issued and converted into common stock. We use the treasury stock method to determine the potentially dilutive impact of our employee stock options and restricted stock units, and the contingently issuable method for our performance-based restricted stock unit awards. For the three months ended March 31, 2014 and 2013, options to purchase 0.2 million and 0.9 million shares of the Company’s common stock, respectively, had an anti-dilutive effect on EPS, and accordingly, are excluded from the calculation of diluted EPS. For the three months ended March 31, 2013, no dilutive securities were included in the calculation of diluted EPS because they were antidilutive due to the net loss from continuing operations, resulting in an additional 0.8 million shares that were excluded from the calculation of diluted EPS.
The following table reconciles net income (loss) to basic and diluted EPS:

	Three Months Ended March 31,
(in millions, except per share data)	2014	2013
Income (loss) from continuing operations	$7.6	$(1.1)
(Loss) gain from discontinued operations and disposal, net of tax	(0.2)	0.5
Net income (loss)	$7.4	$(0.6)
Weighted average shares outstanding – Basic	62.8	62.4
Dilutive effect of common stock equivalents	0.9	—
Weighted average shares outstanding – Diluted	$63.7	$62.4
Basic earnings (loss) per share:
Earnings (loss) from continuing operations	$0.12	$(0.02)
(Loss) gain from discontinued operations and disposal, net of tax	—	0.01
Net earnings (loss) per share	$0.12	$(0.01)
Diluted earnings (loss) per share:
Earnings (loss) from continuing operations	$0.12	$(0.02)
(Loss) gain from discontinued operations and disposal, net of tax	—	0.01
Net earnings (loss) per share	$0.12	$(0.01)

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

NOTE 8 – ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table summarizes the changes in each component of accumulated other comprehensive loss, net of tax:

(in millions)	Actuarial Losses	Foreign Currency Translation	Unrealized Gain (Loss) on Derivatives	Total
Balance at January 1, 2013	$(91.0)	$10.8	$0.1	$(80.1)
Other comprehensive income (loss) before reclassifications	1.4	(5.4)	(0.6)	(4.6)
Amounts reclassified from accumulated other comprehensive loss (1)	1.9	(0.3)	—	1.6
Net current-period other comprehensive income (loss)	3.3	(5.7)	(0.6)	(3.0)
Balance at March 31, 2013	$(87.7)	$5.1	$(0.5)	$(83.1)

Balance at January 1, 2014	$(58.1)	$16.0	$0.2	$(41.9)
Other comprehensive income (loss) before reclassifications	(0.1)	(0.1)	—	(0.2)
Amounts reclassified from accumulated other comprehensive loss (2)	0.9	0.1	—	1.0
Net current-period other comprehensive income	0.8	—	—	0.8
Balance at March 31, 2014	$(57.3)	$16.0	$0.2	$(41.1)

(1)
Represents $2.0 million of costs included in net postretirement pension expense, net of income tax benefit of $0.1 million, and $0.3 million of foreign currency effects related to the Federal Signal Technologies (“FSTech”) Group disposal included in gain from discontinued operations and disposal.

(2)
The change in actuarial losses in the three months ended March 31, 2014 includes $1.3 million of actuarial losses that have been included in the computation of net postretirement pension expense for the period.

NOTE 9 – SEGMENT INFORMATION
The Company has three major operating segments: Environmental Solutions, Safety and Security Systems, and Fire Rescue. The individual operating businesses are organized under each segment because they share certain characteristics, such as technology, marketing, distribution and product application, which create long-term synergies. The Company's reportable segments are consistent with its operating segments. The principal activities of these segments are as follows:
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
Safety and Security Systems — Our Safety and Security Systems Group is a leading manufacturer and supplier of comprehensive systems and products that law enforcement, fire rescue, emergency medical services, campuses, military facilities, and industrial sites use to protect people and property. Offerings include systems for campus and community alerting, emergency vehicles, first responder interoperable communications, industrial communications and command, and municipal networked security. Specific products include vehicle lightbars and sirens, public warning sirens, and public safety software. Products are primarily sold under the Federal Signal™, Federal Signal VAMA™, Target Tech®, and Victor™ brand names. The Group operates manufacturing facilities in North America, Europe, and South Africa.
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
Net sales by operating segment reflect sales of products and services to external customers, as reported in the Company’s consolidated statements of operations. Intersegment sales are insignificant. The Company evaluates performance based on operating income of the respective segment. Operating income includes all revenues, costs, and expenses directly related to the

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

segment involved. In determining operating segment income, neither corporate nor interest expenses are included. Total assets relate to those assets that are utilized by the respective operating segment. Corporate assets consist principally of cash and cash equivalents, notes and other receivables, and fixed assets. The accounting policies of each operating segment are the same as those described within Note 1, Significant Accounting Policies, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The results for the interim periods are not necessarily indicative of results for a full year.
The following tables summarize the Company’s net sales, operating income, and total assets by segment:

	Three Months Ended March 31,
(in millions)	2014	2013
Net sales:
Environmental Solutions	$120.7	$111.7
Safety and Security Systems	55.0	58.5
Fire Rescue	24.5	29.6
Total net sales	$200.2	$199.8
Operating income (loss):
Environmental Solutions	$15.2	$12.7
Safety and Security Systems	4.3	5.5
Fire Rescue	(0.8)	0.7
Corporate and eliminations	(5.9)	(6.8)
Total operating income	12.8	12.1
Interest expense	1.0	4.5
Debt settlement charges	—	8.7
Other income, net	—	(0.2)
Income (loss) before income taxes	$11.8	$(0.9)

(in millions)	As of March 31, 2014	As of December 31, 2013
Total assets:
Environmental Solutions	$249.0	$236.0
Safety and Security Systems	212.8	213.4
Fire Rescue	122.5	116.4
Corporate and eliminations	62.1	73.6
Total assets of continuing operations	646.4	639.4
Total assets of discontinued operations	5.2	5.4
Total assets	$651.6	$644.8
NOTE 10 – RESTRUCTURING
The Company continues to review its businesses for opportunities to reduce operating expenses and focus on executing its strategy based on core competencies and cost efficiencies.
During the fourth quarter of 2013, the Company recorded expenses of $1.2 million and $0.3 million related to severance costs in the Safety and Security Systems Group and Corporate, respectively. Approximately $0.4 million of additional restructuring charges may be recognized in 2014 in the Safety and Security Systems Group in connection with this plan.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

The following tables summarize the changes in the Company’s restructuring reserves, which are included within other current liabilities on the Company’s consolidated balance sheets:

Severance
Balance at December 31, 2013	$1.5
Cash payments	(0.3)
Adjustments	(0.2)
Balance at March 31, 2014	$1.0
NOTE 11 – DISCONTINUED OPERATIONS
The Company retains certain liabilities for discontinued operations prior to January 1, 2010, primarily for environmental remediation and product liability. Included in liabilities of discontinued operations at March 31, 2014 and December 31, 2013 was $1.3 million and $1.4 million, respectively, related to environmental remediation at the Pearland, Texas facility, previously used by the Company's discontinued Pauluhn business, and $3.6 million and $3.6 million, respectively, relating to estimated product liability obligations of the discontinued North American refuse truck body business.
There were no additional discontinued operations in 2013 or in the three months ended March 31, 2014. For the three months ended March 31, 2014 and 2013, a net loss of $0.2 million and a net gain of $0.5 million, respectively, was recognized within (loss) gain from discontinued operations and disposal and primarily represented certain adjustments relating to the former FSTech Group and other previously discontinued operations.
In connection with the 2012 sale of the FSTech Group, $22.0 million was placed into escrow as security for indemnification obligations provided by the Company pursuant to the sale agreement. A significant portion of the escrow identified for general indemnification obligations was held for a period of 18 months following the sale date with the remaining general escrow funds to be held for 36 months following the sale date. In the three months ended March 31, 2014, $7.0 million of the escrow identified for general indemnification obligations was released to the Company. The buyer has made a claim against the remaining escrow balance of $0.8 million identified for general indemnification obligations and the Company is currently investigating the merits of the claim. The net carrying value of the escrow receivable was classified in other current assets at March 31, 2014.
If and when any additional escrowed proceeds are released, the Company may recognize an adjustment to the (loss) gain from discontinued operations and disposal in the statement of operations.
NOTE 12 – SUBSEQUENT EVENTS
Declaration of Cash Dividend
On April 22, 2014, the Company's board of directors (the “Board”) reinstated the Company's quarterly cash dividend by declaring a dividend of $0.03 per common share. The dividend is payable on June 3, 2014 to holders of record at the close of business on May 13, 2014.
Share Repurchase Program
On April 22, 2014, the Board also authorized a share repurchase program of up to $15 million of the Company’s common stock. The repurchase program is intended primarily to facilitate a reduction in the allocation of investment to Company stock within the Company’s U.S. defined benefit pension plan portfolio and to reduce dilution resulting from issuances of stock under the Company’s employee equity incentive programs.
Under the share repurchase program, the Company is authorized to repurchase, from time to time, shares of its outstanding common stock in the open market or through privately negotiated transactions. Share repurchases by the Company are subject to market conditions and other factors and may be commenced, suspended or discontinued at any time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide information that is supplemental to, and should be read together with, the condensed consolidated financial statements and the accompanying notes contained in this Form 10-Q, as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. Information in MD&A is intended to assist the reader in obtaining an understanding of the consolidated financial statements, information about the Company’s business segments and how the results of those segments impact the Company’s results of operations and financial condition as a whole, and how certain accounting principles affect the Company’s consolidated financial statements. The Company’s results for interim periods are not necessarily indicative of annual operating results.
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
As described in Note 9, Segment Information, of this Form 10-Q, the Company’s business units are organized and managed in three operating segments: Environmental Solutions Group, Safety and Security Systems Group, and Fire Rescue Group.
Due to various seasonal factors affecting our business, including product usage and delivery patterns, the Company tends to have lower sales in the first calendar quarter compared to other quarters. In addition, the Company's results for the three months ended March 31, 2014 were negatively impacted by the effects of adverse weather in North America, which caused certain of the Company's U.S. operations to be closed or severely limited for a number of workdays, and contributed to reduced or delayed customer demand for certain of our products.
Despite these challenges, net sales increased by $0.4 million in the three months ended March 31, 2014 as compared to the respective prior-year quarter. Our Environmental Solutions Group continued its strong momentum with net sales increasing by $9.0 million. This increase was partially offset by decreases of $5.1 million in the Fire Rescue Group, represented by lower industrial sales, including significant shipments of units that were deferred until the second quarter of 2014, and $3.5 million within our Safety and Security Systems Group, largely due to the completion of significant outdoor warning system orders in the prior year quarter that were not matched with similar business in 2014.
The $0.7 million increase in operating income in the three months ended March 31, 2014 translates to an improved consolidated operating margin of 6.4%, and is primarily due to decreased operating expenses.
Net income from continuing operations improved to $7.6 million for the three months ended March 31, 2014 as compared to a net loss of $1.1 million for the respective prior-year quarter. The increase was driven by a significant reduction in interest expense, resulting from lower debt levels and lower interest rates on borrowings, as well as the absence of debt settlement charges that were incurred in connection with our debt refinancing during the prior-year quarter. Our results for the three months ended March 31, 2014 were also impacted by increased income tax expense. As the Company no longer maintains a valuation allowance against most domestic tax assets, tax expense has been recognized on domestic earnings, as well as non-U.S. earnings, in the three months ended March 31, 2014. This resulted in a $4.0 million increase in income tax expense in the three months ended March 31, 2014 compared to the prior-year quarter.
For the three months ended March 31, 2014, total orders increased by $39.5 million, or 21%, and benefited from double-digit order growth in all three of our operating segments, most notably within our Fire Rescue Group, where orders increased by $17.6 million, or 52%. Orders in our Environmental Solutions Group and Safety and Security Systems Group were up 13% and 16%, respectively, compared to the prior-year quarter.
Largely as a result of the significant increase in orders, our backlog increased by $32.2 million, or 11%, from $305.8 million at December 31, 2013 to $338.0 million at March 31, 2014.

Results of Operations
The following table summarizes our consolidated statements of operations and illustrates the key financial indicators used to assess our consolidated financial results:

	Three Months Ended March 31,
($ in millions, except per share data)	2014	2013	Change
Net sales	$200.2	$199.8	$0.4
Cost of sales	153.4	153.0	0.4
Gross profit	46.8	46.8	—
Selling, engineering, general and administrative expenses	34.2	34.7	(0.5)
Restructuring	(0.2)	—	(0.2)
Operating income	12.8	12.1	0.7
Interest expense	1.0	4.5	(3.5)
Debt settlement charges	—	8.7	(8.7)
Other income, net	—	(0.2)	0.2
Income (loss) before income taxes	11.8	(0.9)	12.7
Income tax expense	(4.2)	(0.2)	(4.0)
Income (loss) from continuing operations	7.6	(1.1)	8.7
(Loss) gain from discontinued operations and disposal, net of tax	(0.2)	0.5	(0.7)
Net income (loss)	$7.4	$(0.6)	$8.0
Other data:
Operating margin	6.4%	6.1%	0.3%
Diluted earnings (loss) per share – Continuing operations	$0.12	$(0.02)	$0.14
Total orders	231.7	192.2	39.5
Backlog	338.0	307.5	30.5
Depreciation and amortization	3.6	3.4	0.2
Net sales
Net sales increased by $0.4 million for the three months ended March 31, 2014. In our Environmental Solutions Group, higher vacuum truck and street sweeper shipments contributed to a $9.0 million net sales increase. Vacuum truck shipments continue to exceed prior-period levels, largely due to increased production throughput resulting from capacity expansion. Net sales within our Fire Rescue Group decreased by $5.1 million, represented by lower industrial sales, including significant shipments of units that were deferred until the second quarter of 2014, and decreased by $3.5 million within our Safety and Security Systems Group, largely due to the completion of significant outdoor warning system orders in the prior year quarter. Also impacting the Company's North American operations for the quarter were disruptions to production, as well as decreased orders for maintenance products, from severe weather during the first quarter of 2014.
Cost of sales
Cost of sales increased by $0.4 million for the three months ended March 31, 2014. Increases of $5.9 million associated with product mix and higher sales within our Environmental Solutions Group were partially offset by the effects of lower sales volumes within our Fire Rescue and Safety and Security Systems Groups.
Gross profit
Gross profit and gross profit margin for the three months ended March 31, 2014 were generally consistent with the prior year quarter. Improvements associated with increased volumes and improved product mix within our Environmental Solutions Group were offset by the effects of lower sales volumes, changes in product and customer mix, and lower absorption of fixed overhead costs at our Safety and Security Systems Group and lower unit volumes at our Fire Rescue Group.
Selling, engineering, general and administrative expenses
Selling, engineering, general and administrative (“SEG&A”) expenses decreased by $0.5 million for the three months ended March 31, 2014. The overall decrease is primarily due to a $0.9 million reduction in Corporate expenses driven by decreased professional services expenses and lower medical and insurance expenses, partially offset by an increase in incentive compensation and stock-based compensation expense. Partially offsetting the decrease within Corporate expenses was a $0.6 million increase in SEG&A expenses at our Environmental Solutions Group that primarily resulted from higher sales commissions.
Operating income
Operating income increased by $0.7 million for the three months ended March 31, 2014, primarily due to a $0.5 million decrease in SEG&A expenses. Operating income also reflected a $0.2 million adjustment to restructuring reserves in the Safety and Security Systems Group.
Interest expense
Interest expense decreased by $3.5 million, or 78%, for the three months ended March 31, 2014, due to a significant reduction in debt levels and lower interest rates on borrowings that resulted from our March 2013 refinancing. See Financial Condition, Liquidity and Capital Resources for additional information on the Company’s March 2013 debt refinancing actions.
Debt settlement charges
In the first quarter of 2013, the Company recorded $8.7 million of charges related to the termination of its prior debt agreements. The expenses included the write-off of deferred financing fees of $4.5 million and a prepayment penalty of $4.2 million. No such charges were incurred in the three months ended March 31, 2014.
Income tax expense
The Company recognized income tax expense of $4.2 million and $0.2 million for the three months ended March 31, 2014 and 2013, respectively. The Company’s effective tax rate was 35.6% and (22.2)% for the three months ended March 31, 2014 and 2013, respectively.
In the three months ended March 31, 2013, the Company maintained a valuation allowance against its domestic deferred tax assets and adjusted its valuation allowance as deferred tax assets increased or decreased, resulting in effectively no tax expense or benefit being recorded for domestic operations. As a result, the income tax expense in the three months ended March 31, 2013 primarily related to tax expense at the Company's non-U.S. operations there were not in a cumulative loss position.
In the second quarter of 2013, the Company determined that the valuation allowance on U.S. deferred tax assets could be released. The qualitative and quantitative analysis of current and expected domestic earnings, industry and market trends, tax planning strategies, and general business risks resulted in a more likely than not conclusion of being able to realize a significant portion of our U.S. deferred tax assets.
As the Company no longer maintains a valuation allowance against most domestic tax assets, tax expense has been recognized on domestic earnings, as well as non-U.S. earnings, in the three months ended March 31, 2014.
For additional information, see Note 4, Income Taxes, to the accompanying condensed consolidated financial statements.
Income from continuing operations
Income from continuing operations increased by $8.7 million for the three months ended March 31, 2014, largely due to the absence of $8.7 million of debt settlement charges and a $3.5 million reduction in interest expense, partially offset by a $4.0 million increase in income tax expense, as explained above.
(Loss) gain from discontinued operations and disposal
There were no additional discontinued operations in 2013 or in the three months ended March 31, 2014. For the three months ended March 31, 2014 and 2013, net losses of $0.2 million and net gains of $0.5 million, respectively, were recognized within (loss) gain from discontinued operations and disposal and primarily represented certain adjustments relating to the former FSTech Group and other previously discontinued operations.

Orders and Backlog
Total orders increased by $39.5 million, or 21% for the three months ended March 31, 2014 compared to the respective prior-year period. The increase was driven by improved orders across all three of our operating segments, most notably within our Fire Rescue Group, where orders increased by $17.6 million, or 52%. The increase in orders resulted from increased U.S. industrial demand, as well as higher orders in the Asia Pacific region. Orders in our Environmental Solutions Group and Safety and Security Systems Group were up 13% and 16%, respectively, compared to the prior year quarter.
U.S. municipal and governmental orders increased by 28% primarily resulting from a $7.9 million increase in street sweeper orders, reflecting an influx of fleet orders and solid municipal demand, and a $5.2 million increase in sewer cleaner orders. Market share gains within our police markets, including a $3.4 million order received in the first quarter of 2014, further benefited U.S. municipal and governmental orders.
U.S. industrial orders increased by 20% driven by a $5.8 million improvement within our Fire Rescue Group and increases in vacuum truck orders of $5.8 million.
Non-U.S. orders increased by 15% and were positively impacted by an $11.9 million increase in our Fire Rescue Group, coupled with a $4.4 million increase within our Safety and Security Systems Group, primarily due to improved orders within our international public safety and outdoor warning systems businesses.
Backlog was $338.0 million at March 31, 2014 compared to $307.5 million at March 31, 2013. The increase of $30.5 million, or 10%, was primarily due to (i) a particularly strong order cycle for our Fire Rescue products during the first quarter of 2014, (ii) significant street sweeper orders both in the first quarter of 2014 and the fourth quarter of 2013, and (iii) the timing of large orders within our police, international public safety, and outdoor warning systems businesses. This was partially offset by decreased backlog for sewer cleaners and vacuum trucks primarily driven by production level increases implemented during 2013 which resulted in increased shipments and reduced lead times.
Environmental Solutions
The following table summarizes the Environmental Solutions Group’s operating results as of and for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
($ in millions)	2014	2013	Change
Net sales	$120.7	$111.7	$9.0
Operating income	15.2	12.7	2.5
Operating data:
Operating margin	12.6%	11.4%	1.2%
Total orders	$114.2	$101.4	$12.8
Backlog	192.8	193.2	(0.4)
Depreciation and amortization	1.6	1.5	0.1
Three months ended March 31, 2014 vs. three months ended March 31, 2013
Total orders increased by $12.8 million, or 13%, for the three months ended March 31, 2014. U.S. orders increased $18.6 million, or 22%, largely due to an increase in the orders of vacuum trucks of $5.8 million, street sweepers of $5.7 million, and sewer cleaners of $5.2 million. Vacuum truck orders reflect demand for hydro-excavation and other industrial uses, while street sweeper orders benefited from an influx of fleet orders and solid municipal demand. Non-U.S. orders decreased by $5.8 million, or 34%, compared to the prior year quarter. Decreased orders from customers in Canada of $6.8 million were partially offset by a $3.3 million increase from our Mexican market.
Net sales increased by $9.0 million for the three months ended March 31, 2014. U.S. sales increased $5.5 million, primarily driven by increased shipments of vacuum trucks. Vacuum truck shipments continue to exceed prior-period levels, largely due to increased production throughput resulting from productivity improvements. This was partially offset by disruptions to production from severe weather in North America during the latest quarter. Non-U.S. sales increased $3.5 million primarily due to increased street sweeper shipments to the Canadian market. Overall unit shipment volumes remained relatively flat year-over-year but reflected a favorable sales mix, with an increase in sales to industrial customers.
Cost of sales increased by $5.9 million for the three months ended March 31, 2014. The increase was predominantly attributable to sales volumes. Gross margin for the three months ended March 31, 2014 improved to 21.1% from 20.1% in the prior year largely due to a more favorable product mix associated with higher industrial sales.

SEG&A expenses increased by $0.6 million for the three months ended March 31, 2014. The increase in SEG&A expenses primarily resulted from $0.3 million of increased employee compensation expense, driven by higher sales commissions.
Operating income increased by $2.5 million, or 20%, for the three months ended March 31, 2014. The increase in operating income was a result of higher gross profit of $3.1 million, primarily attributable to operating leverage and favorable product mix, partially offset by the $0.6 million increase in SEG&A expenses.
Backlog was $192.8 million at March 31, 2014 compared to $193.2 million at March 31, 2013. Backlog increased for street sweepers as a result of fleet orders while the Company used increased capacity to manage its backlog for sewer cleaners and shorten lead times for vacuum trucks.
Safety and Security Systems
The following table summarizes the Safety and Security Systems Group’s operating results as of and for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
($ in millions)	2014	2013	Change
Net sales	$55.0	$58.5	$(3.5)
Operating income	4.3	5.5	(1.2)
Operating data:
Operating margin	7.8%	9.4%	(1.6)%
Total orders	$66.0	$56.9	$9.1
Backlog	38.8	29.1	9.7
Depreciation and amortization	1.1	1.1	—
Three months ended March 31, 2014 vs. three months ended March 31, 2013
Total orders increased by $9.1 million for the three months ended March 31, 2014. U.S. orders increased by $4.7 million primarily due to market share gains within our police markets, including a single $3.4 million order received in the first quarter of 2014. U.S. orders further benefited from increased orders for outdoor warning systems, as well as public safety equipment for non-emergency vehicles. Non-U.S. orders increased by $4.4 million primarily due to significant orders received in the first quarter of 2014 within our international public safety businesses, as well as a large outdoor warning systems order from a customer in the Middle East.
Net sales decreased by $3.5 million for the three months ended March 31, 2014. U.S. sales decreased $2.7 million primarily due to a $3.8 million reduction in sales of outdoor warning systems, as compared to the completion of significant orders in the municipal and military markets in the prior year quarter. In addition, U.S. sales were lower due to continuing weakness in our coal-mining markets, fewer large projects within our industrial markets, and lower orders for maintenance products that appeared to be attributable to severe weather in North America during the first quarter of 2014. These decreases were partially offset by a $2.0 million increase in sales in the police market. Non-U.S. sales decreased $0.8 million primarily due to a $1.0 million decrease in sales to our international public safety markets, predominantly within Canada and Mexico.
Cost of sales decreased $2.0 million for the three months ended March 31, 2014 primarily driven by the effect of lower sales volume and changes in product and customer mix. Gross margin for the three months ended March 31, 2014 declined slightly to 31.1% from 31.8% as a result of these factors.
SEG&A expenses decreased by $0.1 million for the three months ended March 31, 2014 largely due to decreased sales commissions.
Operating income decreased $1.2 million for the three months ended March 31, 2014 largely due to a $1.5 million reduction in gross profit, partially offset by the $0.1 million decrease in SEG&A expenses and a $0.2 million adjustment to restructuring reserves.
Backlog was $38.8 million at March 31, 2014 compared to $29.1 million at March 31, 2013. The increase of $9.7 million, or 33%, was due to large orders recorded in the first quarter of 2014 and the shipment of significant orders during the first quarter of 2013, which reduced backlog.

Fire Rescue
The following table summarizes the Fire Rescue Group’s operating results as of and for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
($ in millions)	2014	2013	Change
Net sales	$24.5	$29.6	$(5.1)
Operating income (loss)	(0.8)	0.7	(1.5)
Operating data:
Operating margin	(3.3)%	2.4%	(5.7)%
Total orders	$51.5	$33.9	$17.6
Backlog	106.4	85.2	21.2
Depreciation and amortization	0.8	0.7	0.1
Three months ended March 31, 2014 vs. three months ended March 31, 2013
Total orders increased by $17.6 million, or 52%, for the three months ended March 31, 2014, due to increased orders in the Asia Pacific market of $6.0 million and increased U.S. industrial orders of $5.8 million.
Net sales decreased by $5.1 million, or 17%, for the three months ended March 31, 2014, primarily driven by reduced unit volumes of $6.1 million, including significant shipments of units that were deferred until the second quarter of 2014, and lower service volume. This was partially offset by favorable currency impacts of $1.0 million.
Cost of sales decreased by $3.5 million for the three months ended March 31, 2014, largely due to a $4.8 million reduction from lower unit volumes, partially offset by unfavorable currency and product mix impacts of $0.9 million and $0.4 million, respectively. Gross margin for the three months ended March 31, 2014 was 17.1% compared to 19.6% in the prior year, largely due to increased sales in geographic regions where the Company realizes lower margins.
SEG&A expenses decreased by $0.1 million for the three months ended March 31, 2014. The decrease resulted from lower sales commissions, exhibition costs, and engineering expenses associated with product development, largely offset by increased general and administrative expenses.
Operating income (loss) decreased by $1.5 million to an operating loss of $0.8 million for the three months ended March 31, 2014, primarily due to a $1.6 million reduction in gross profit, partially offset by $0.1 million lower SEG&A expenses.
Backlog was $106.4 million at March 31, 2014 compared to $85.2 million at March 31, 2013. The increase of $21.2 million, or 25%, was primarily due to a strong order cycle in industrial markets during the first quarter of 2014.
Corporate Expenses
Corporate operating expenses were $5.9 million and $6.8 million for the three months ended March 31, 2014 and 2013, respectively. The decrease primarily related to a $0.7 million reduction in professional services expense, as well as decreases in medical and insurance expenses, partially offset by an aggregate increase of $0.9 million in incentive compensation and stock-based compensation expense.
Seasonality of Company’s Business
Certain of the Company’s businesses are susceptible to the influences of seasonal buying or delivery patterns. The Company tends to have lower sales in the first calendar quarter compared to other quarters as a result of these influences.
Financial Condition, Liquidity and Capital Resources
The Company uses its cash flows from operations to fund growth and to make capital investments that sustain its operations, reduce costs, or both. Beyond these uses, remaining cash is used to pay down debt and make pension contributions. Historically, we have also used such funds for share repurchases and dividend payments, and anticipate these activities in future periods. In the absence of significant unanticipated cash demands, we believe that cash flows from operations and available borrowings under our Senior Secured Credit Facility will provide sufficient funds for these purposes.
Net cash used in continuing operating activities totaled $7.0 million and $13.2 million in the three months ended March 31, 2014 and 2013, respectively. The reduction in cash usage in the three months ended March 31, 2014, compared to the same period of the prior year is largely the result of higher earnings. The Company utilized cash from operations during the first quarter to fund working capital needs and annual incentive compensation payments.
Net cash of $2.8 million was provided by continuing investing activities in the three months ended March 31, 2014, compared with a $2.2 million net usage of cash from continuing investing activities in the prior year quarter. In the three months ended March 31, 2014, the Company received $7.0 million from the escrow associated with the FSTech Group divestiture. Capital expenditures in the three months ended March 31, 2014 and 2013 were $4.2 million and $4.4 million, respectively. The Company also received $1.2 million of proceeds from the sale of properties and equipment in the prior year quarter.
Net cash of $3.5 million was used in continuing financing activities in the three months ended March 31, 2014, compared with $1.0 million of net cash provided by continuing financing activities in the prior year quarter. In the current year quarter, the Company paid down a net $10.0 million on its revolving credit facility, which was offset by borrowings of $6.1 million on the Company's non-U.S. line of credit and $0.6 million of proceeds from stock option exercises. In the prior year quarter, the Company completed its March 2013 debt refinancing. In connection with that refinancing, the Company paid $6.1 million of debt financing fees. This was offset by net proceeds of $7.0 million from the Company's debt agreements.
The Company uses the ratio of total debt to adjusted EBITDA as one measure of its long-term financial stability. The ratio of debt to adjusted EBITDA represents total debt divided by the trailing 12-month total of income from continuing operations before interest expense, debt settlement charges, other expense, income tax provision, and depreciation and amortization expense. The Company uses the ratio to calibrate the magnitude of its debt and its debt capacity against adjusted EBITDA, which is used as an operating performance measure. We believe that investors use a version of this ratio in a similar manner. In addition, financial institutions (including the Company’s lenders) use the ratio in connection with debt agreements to set pricing and covenant limitations. For these reasons, the Company believes that the ratio is a meaningful metric to investors in evaluating the Company’s long-term financial performance and stability. Other companies may use different methods to calculate total debt to EBITDA. The following table summarizes the Company’s ratio of total debt to adjusted EBITDA, and reconciles income from continuing operations to adjusted EBITDA as of and for the trailing 12-month periods ended March 31, 2014 and 2013:

	Trailing Twelve Months Ending March 31,
(in millions)	2014	2013
Total debt	$88.1	$160.6

Income from continuing operations	168.9	17.8
Add:
Interest expense	5.3	20.8
Debt settlement charges	—	10.6
Other expense, net	0.3	0.6
Income tax (benefit) expense	(103.2)	3.5
Depreciation and amortization	14.4	13.4
Adjusted EBITDA	$85.7	$66.7

Total debt to adjusted EBITDA ratio	1.0	2.4
In the first quarter of 2013, upon execution of our Senior Secured Credit Facility that was comprised of a five-year fully funded term loan of $75.0 million and a five-year $150.0 million revolving credit facility, the Company recorded $8.7 million of costs related to the termination of its prior debt agreements. The costs included a $4.2 million early termination penalty payment which was equal to 2.75% of the outstanding balance of the prior term loan and a $4.5 million write-off of the remaining unamortized deferred financing costs related to the previous credit facility.
The Company incurred $1.9 million of debt issuance costs associated with the execution of the Senior Secured Credit Facility. Financing costs incurred in connection with the Senior Secured Credit Facility are deferred and amortized over the remaining life of the new debt.
As of March 31, 2014, there was $10.0 million of cash drawn and $26.4 million of undrawn letters of credit under the $150.0 million revolving credit facility portion of the Senior Secured Credit Facility, with $113.6 million of net availability for borrowings.
As of March 31, 2014, $6.1 million was drawn against the Company’s non-U.S. lines of credit which provide for borrowings up to $13.9 million.

The Senior Secured Credit Facility requires the Company to comply with financial covenants related to the maintenance of a minimum fixed charge coverage ratio and maximum leverage ratio. The financial covenants are measured at each fiscal quarter-end. Restricted payments, including dividends, shall be permitted only if the pro-forma leverage ratio after giving effect to such payment is less than 3.25x, pro-forma compliance after giving effect to such payment is maintained for all other financial covenants and there are no existing defaults under the Senior Secured Credit Facility. The Company was in compliance with all of its debt covenants as of March 31, 2014.
The Company anticipates that capital expenditures for 2014 will be in the range of $15 million to $20 million. The Company believes that its financial resources and major sources of liquidity, including cash flow from operations and borrowing capacity, will be adequate to meet its operating and capital needs in addition to its financial commitments.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
See Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of our Annual Report on Form 10-K for the year ended December 31, 2013. During the three months ended March 31, 2014, there have been no significant changes in our exposure to market risk.
Item 4. Controls and Procedures
As required by Rule 13a-15 under the Exchange Act, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of March 31, 2014. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2014. As a matter of practice, the Company’s management continues to review and document internal control and procedures for financial reporting. From time to time, the Company may make changes aimed at enhancing the effectiveness of the controls and ensuring that the systems evolve with the business. During the three months ended March 31, 2014, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
The information set forth under the heading “Legal Proceedings” in Note 6, Commitments and Contingencies, to the accompanying condensed consolidated financial statements as included in Part I of this Form 10-Q is incorporated herein by reference.
Item 1A. Risk Factors
There have been no material changes in the Company’s risk factors as described in Item 1A, Risk Factors, of the Company’s Annual Report on Form 10-K for for the year ended December 31, 2013.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Restrictions upon the Payment of Dividends
Under the Senior Secured Credit Facility, dividends are permitted only if the following conditions are met:

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
A complete list of the terms and conditions can be found in the Senior Secured Credit Facility, which has been filed with the SEC as Exhibit 10.2 to our Form 10-Q for the period ended March 31, 2013.
On April 22, 2014, the Board reinstated the Company's quarterly cash dividend by declaring a dividend of $0.03 per common share. The dividend is payable on June 3, 2014 to holders of record at the close of business on May 13, 2014.
Purchases of Equity Securities
On April 22, 2014, the Board also authorized a share repurchase program of up to $15 million of the Company’s common stock. For additional information, see Note 12, Subsequent Events, to the accompanying condensed consolidated financial statements.
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
On May 1, 2014, the Company issued a press release announcing its financial results for the three months ended March 31, 2014. The full text of the press release is included as Exhibit 99.1 to this Form 10-Q.

Item 6. Exhibits

10.1*	Separation agreement executed February 15, 2014 between the Company and Joseph W. Wilson. Incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed February 21, 2014.

10.2
Amendment No. 2, dated April 18, 2014, to the Credit Agreement dated as of March 13, 2013, by and among the Company, as Borrower, the Lenders referred to therein, as Lenders, and Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender, General Electric Capital Corporation, as Syndication Agent, Wells Fargo Securities, LLC, and GE Capital Markets, Inc., as Joint Lead Arrangers and Joint Book Managers.

31.1	CEO Certification under Section 302 of the Sarbanes-Oxley Act.

31.2	CFO Certification under Section 302 of the Sarbanes-Oxley Act.

32.1	CEO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act.

32.2	CFO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act.

99.1	Press Release Dated May 1, 2014.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(a)(3) of Form 10-K.

SIGNATURE
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Signal Corporation

Date:	May 1, 2014	/s/ Brian S. Cooper
Brian S. Cooper
Senior Vice President and Chief Financial Officer (Principal Financial Officer)