Form 10-Q
period 2014-06-30
FEDERAL SIGNAL CORP /DE/
filed 2014-07-29
CIK 277509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
 ___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2014, the number of shares outstanding of the registrant’s common stock was 62,751,181.

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

Part I. Financial Information
Item 1. Financial Statements
FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2014	2013	2014	2013
Net sales	$234.6	$222.6	$434.8	$422.4
Cost of sales	175.7	170.8	329.1	323.8
Gross profit	58.9	51.8	105.7	98.6
Selling, engineering, general and administrative expenses	34.9	34.2	69.1	68.9
Restructuring	0.1	(0.6)	(0.1)	(0.6)
Operating income	23.9	18.2	36.7	30.3
Interest expense	0.9	1.7	1.9	6.2
Debt settlement charges	—	—	—	8.7
Other expense (income), net	0.3	0.1	0.3	(0.1)
Income before income taxes	22.7	16.4	34.5	15.5
Income tax (expense) benefit	(5.7)	101.4	(9.9)	101.2
Income from continuing operations	17.0	117.8	24.6	116.7
Gain (loss) from discontinued operations and disposal, net of income tax expense of $0.0, $0.2, $0.0, and $0.2, respectively	0.1	(0.3)	(0.1)	0.2
Net income	$17.1	$117.5	$24.5	$116.9
Basic earnings per share:
Earnings from continuing operations	$0.27	$1.88	$0.39	$1.87
Gain (loss) from discontinued operations and disposal, net of tax	—	—	—	—
Net earnings per share	$0.27	$1.88	$0.39	$1.87
Diluted earnings per share:
Earnings from continuing operations	$0.27	$1.87	$0.39	$1.86
Gain (loss) from discontinued operations and disposal, net of tax	—	—	—	—
Net earnings per share	$0.27	$1.87	$0.39	$1.86
Weighted average common shares outstanding:
Basic	62.8	62.5	62.8	62.4
Diluted	63.8	62.9	63.8	62.8
Cash dividends declared per common share	$0.03	$—	$0.03	$—
See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2014	2013	2014	2013
Net income	$17.1	$117.5	$24.5	$116.9
Other comprehensive income:
Change in foreign currency translation adjustment	0.4	1.2	0.4	(4.5)
Change in unrecognized gains related to pension benefit plans, net of income tax expense of $0.4, $0.0, $0.8, and $0.5, respectively	0.6	2.1	1.4	5.4
Unrealized net gain (loss) on derivatives, net of income tax expense (benefit) of $(0.1), $0.2, $(0.1), and $0.0, respectively	(0.2)	1.1	(0.2)	0.5
Total other comprehensive income	0.8	4.4	1.6	1.4
Comprehensive income	$17.9	$121.9	$26.1	$118.3
See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
(in millions, except per share data)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$24.2	$23.8
Accounts receivable, net of allowances for doubtful accounts of $1.4 and $2.3, respectively	105.0	95.6
Inventories	124.3	109.8
Prepaid expenses	14.5	12.6
Other current assets	12.1	21.8
Current assets of discontinued operations	1.6	1.9
Total current assets	281.7	265.5
Properties and equipment, net	68.5	63.8
Goodwill	273.6	273.8
Deferred tax assets	22.9	33.1
Deferred charges and other long-term assets	8.2	5.1
Long-term assets of discontinued operations	3.6	3.5
Total assets	$658.5	$644.8
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$5.0	$—
Current portion of long-term borrowings and capital lease obligations	7.9	7.4
Accounts payable	58.7	50.5
Customer deposits	18.6	11.2
Accrued liabilities:
Compensation and withholding taxes	23.7	25.7
Other current liabilities	33.6	35.4
Current liabilities of discontinued operations	2.0	2.4
Total current liabilities	149.5	132.6
Long-term borrowings and capital lease obligations	62.6	84.7
Long-term pension and other postretirement benefit liabilities	32.9	36.9
Deferred gain	15.5	16.5
Other long-term liabilities	16.7	17.0
Long-term liabilities of discontinued operations	5.8	6.1
Total liabilities	283.0	293.8
Shareholders’ equity:
Common stock, $1 par value per share, 90.0 shares authorized, 64.0 and 63.8 shares issued, respectively	64.0	63.8
Capital in excess of par value	180.4	177.0
Retained earnings	191.5	168.9
Treasury stock, at cost, 1.3 and 1.0 shares, respectively	(20.1)	(16.8)
Accumulated other comprehensive loss	(40.3)	(41.9)
Total shareholders’ equity	375.5	351.0
Total liabilities and shareholders’ equity	$658.5	$644.8
See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
(in millions)	2014	2013
Operating activities:
Net income	$24.5	$116.9
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) on discontinued operations and disposal	0.1	(0.2)
Depreciation and amortization	7.3	6.9
Deferred financing costs	0.2	4.8
Deferred gain	(1.0)	(1.0)
Stock-based compensation expense	2.8	1.8
Pension expense, net of funding	(2.4)	(0.2)
Provision for doubtful accounts	0.1	0.2
Deferred income taxes, including changes in valuation allowance	12.0	(94.9)
Changes in operating assets and liabilities, net of effects from dispositions of companies	(19.9)	(23.4)
Net cash provided by continuing operating activities	23.7	10.9
Net cash used for operating activities of discontinued operations	(0.3)	(5.0)
Net cash provided by operating activities	23.4	5.9
Investing activities:
Purchases of properties and equipment	(9.4)	(9.5)
Proceeds from sales of properties and equipment	0.1	1.5
Proceeds from escrow receivable	7.0	—
Decrease in restricted cash	—	1.0
Net cash used for continuing investing activities	(2.3)	(7.0)
Net cash provided by investing activities of discontinued operations	—	—
Net cash used for investing activities	(2.3)	(7.0)
Financing activities:
(Decrease) increase in revolving lines of credit, net	(20.0)	66.5
Increase (decrease) in short-term borrowings, net	5.0	(0.3)
Proceeds from issuance of long-term borrowings	—	75.0
Payments on long-term borrowings	(1.4)	(150.7)
Payments of debt financing fees	—	(6.2)
Purchases of treasury stock	(3.3)	—
Cash dividends paid	(1.9)	—
Proceeds from stock compensation activity	1.1	—
Other, net	(0.4)	0.9
Net cash used for continuing financing activities	(20.9)	(14.8)
Net cash provided by financing activities of discontinued operations	—	—
Net cash used for financing activities	(20.9)	(14.8)
Effects of foreign exchange rate changes on cash and cash equivalents	0.2	(0.7)
Increase (decrease) in cash and cash equivalents	0.4	(16.6)
Cash and cash equivalents at beginning of period	23.8	29.7
Cash and cash equivalents at end of period	$24.2	$13.1
See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

(in millions)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2013	$63.8	$177.0	$168.9	$(16.8)	$(41.9)	$351.0
Net income			24.5			24.5
Total other comprehensive income					1.6	1.6
Cash dividends declared			(1.9)			(1.9)
Stock-based payments:
Stock-based compensation		2.2				2.2
Stock option exercises and other	0.2	1.2				1.4
Stock repurchase program				(3.3)		(3.3)
Balance at June 30, 2014	$64.0	$180.4	$191.5	$(20.1)	$(40.3)	$375.5

Balance at December 31, 2012	$63.4	$171.1	$8.9	$(16.4)	$(80.1)	$146.9
Net income			116.9			116.9
Total other comprehensive income					1.4	1.4
Stock-based payments:
Stock-based compensation		1.8				1.8
Stock option exercises and other	0.2	0.7		(0.2)		0.7
Balance at June 30, 2013	$63.6	$173.6	$125.8	$(16.6)	$(78.7)	$267.7
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
These statements include all adjustments, including those of a normal recurring nature, that we considered necessary to present a fair statement of our results of operations, financial position, and cash flows. Intercompany balances and transactions have been eliminated in consolidation. The results reported in these condensed consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. While we label our quarterly information using a calendar convention whereby our first, second, and third quarters are labeled as ending on March 31, June 30, and September 30, respectively, it is our longstanding practice to establish interim quarterly closing dates based on a 13-week period ending on a Saturday with the fiscal year ending on December 31. The effects of this practice are not material and exist only within a reporting year.
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
In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This update revises the required criteria for reporting disposals as discontinued operations, whereby such disposals must represent strategic shifts that had (or will have) a major effect on an entity's operations and financial results. The guidance also requires additional disclosures about discontinued operations, including expanded disclosure of any significant ongoing involvement. The new requirements are effective prospectively for all disposals that occur within fiscal years beginning on or after December 15, 2014, and for interim periods within those fiscal years. The Company continues to review the requirements, but does not believe there will be a material impact on its results of operations, financial position, or cash flows when they are adopted.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition.  This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The ASU also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This new guidance is effective for annual reporting periods beginning on or after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The Company is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements.
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

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

NOTE 2 – INVENTORIES
The following table summarizes the components of inventories:

(in millions)	June 30, 2014	December 31, 2013
Raw materials	$53.5	$46.1
Work in progress	31.1	24.3
Finished goods	39.7	39.4
Total inventories	$124.3	$109.8
NOTE 3 – DEBT
The following table summarizes the components of long-term borrowings and capital lease obligations:

(in millions)	June 30, 2014	December 31, 2013
Senior Secured Credit Facility:
Revolving credit facility	$—	$20.0
Term loan	69.4	70.8
Capital lease obligations	1.1	1.3
Total long-term borrowings and capital lease obligations, including current portion	70.5	92.1
Less: Current maturities	7.5	7.0
Less: Current capital lease obligations	0.4	0.4
Total long-term borrowings and capital lease obligations, net	$62.6	$84.7
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
The following table summarizes the carrying amounts and fair values of the Company’s financial instruments:

	June 30, 2014		December 31, 2013
	Notional Amount	Fair Value	Notional Amount	Fair Value
Short-term debt	$5.0	$5.0	$—	$—
Long-term debt (1)	70.5	70.5	92.1	92.1

(1)	Long-term debt includes current portions of long-term debt and current portions of capital lease obligations of $7.9 million and $7.4 million as of June 30, 2014 and December 31, 2013, respectively.
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

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

As of June 30, 2014, there was no cash drawn and $26.4 million of undrawn letters of credit under the $150.0 million revolving credit facility portion of the Senior Secured Credit Facility, with $123.6 million of net availability for borrowings.
As of June 30, 2014, $5.0 million was drawn against the Company’s non-U.S. lines of credit which provide for borrowings of up to $13.8 million.
For the six months ended June 30, 2014 and 2013, gross borrowings under the Company's domestic revolving credit facility were $6.5 million and $104.0 million, respectively. For the six months ended June 30, 2014 and 2013, gross payments under the Company's domestic revolving credit facility were $26.5 million and $37.5 million, respectively.
The Senior Secured Credit Facility requires the Company to comply with financial covenants related to the maintenance of a minimum fixed charge coverage ratio and maximum leverage ratio. The financial covenants are measured at each fiscal quarter-end. Restricted payments, including dividends, shall be permitted only if the pro-forma leverage ratio after giving effect to such payment is less than 3.25x, pro-forma compliance after giving effect to such payment is maintained for all other financial covenants, and there are no existing defaults under the Senior Secured Credit Facility. The Company was in compliance with all of its debt covenants as of June 30, 2014.
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
As more fully described within Note 1, Significant Accounting Policies, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, the Company uses a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The fair value of the Swap is derived from a discounted cash flow analysis based on the terms of the contract and the interest rate curve (Level 2 inputs) and measured on a recurring basis in our consolidated balance sheet. At June 30, 2014 and December 31, 2013, the fair value of the Swap, included in deferred charges and other long-term assets on the condensed consolidated balance sheets, was $0.1 million and $0.4 million at June 30, 2014 and December 31, 2013, respectively, and no ineffectiveness was recorded. During the three and six months ended June 30, 2014, an unrealized pre-tax loss of $0.3 million and $0.3 million, respectively, was recorded against accumulated other comprehensive loss. During the three and six months ended June 30, 2013, an unrealized pre-tax gain of $1.2 million and $0.5 million, respectively, was recorded against accumulated other comprehensive loss.
NOTE 4 – INCOME TAXES
The Company recognized income tax expense of $5.7 million and an income tax benefit of $101.4 million for the three months ended June 30, 2014 and 2013, respectively. The Company’s effective tax rate was 25.1% and (618.3)% for the three months ended June 30, 2014 and 2013, respectively.
The Company recognized income tax expense of $9.9 million and an income tax benefit of $101.2 million for the six months ended June 30, 2014 and 2013, respectively. The Company’s effective tax rate was 28.7% and (652.9)% for the six months ended June 30, 2014 and 2013, respectively.
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
In the first quarter of 2013, the Company had maintained a valuation allowance against its domestic deferred tax assets and adjusted its valuation allowance as deferred tax assets increased or decreased, resulting in effectively no tax expense or benefit being recorded for domestic operations. As a result, the income tax expense in the first quarter of 2013 primarily related to tax expense at the Company's non-U.S. operations that were not in a cumulative loss position.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

In the second quarter of 2013, the Company determined that the valuation allowance on a significant portion of U.S. deferred tax assets could be released. The qualitative and quantitative analysis of current and expected domestic earnings, industry and market trends, tax planning strategies, and general business risks resulted in a more likely than not conclusion of being able to realize a significant portion of our U.S. deferred tax assets. In connection with that determination, the Company recognized an income tax benefit of $102.4 million in the second quarter of 2013.
As the Company no longer maintains a valuation allowance against most domestic tax assets, tax expense has been recognized on domestic earnings, as well as non-U.S. earnings, in the three and six months ended June 30, 2014.
We continue to maintain a valuation allowance on certain state and foreign (principally Spain) deferred tax assets that we believe, on a more likely than not basis, will not be realized.
The Company's effective tax rate for the three and six months ended June 30, 2014 was also favorably impacted by a $1.5 million net reduction in unrecognized tax benefits, primarily related to the completion of an IRS audit.
NOTE 5 – PENSIONS
The following table summarizes the components of net postretirement pension expense:

	U.S. Benefit Plan				Non-U.S. Benefit Plans
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2014	2013	2014	2013	2014	2013	2014	2013
Service cost	$—	$—	$—	$—	$0.1	$0.1	$0.2	$0.1
Interest cost	1.9	1.9	3.9	3.7	0.6	0.6	1.3	1.2
Amortization of actuarial loss	1.3	1.9	2.5	3.7	0.1	0.2	0.2	0.4
Expected return on plan assets	(2.2)	(2.2)	(4.5)	(4.4)	(0.9)	(0.7)	(1.8)	(1.3)
Net postretirement pension expense (benefit)	$1.0	$1.6	$1.9	$3.0	$(0.1)	$0.2	$(0.1)	$0.4
During the six months ended June 30, 2014 and 2013, the Company contributed $3.5 million and $2.8 million to its U.S. defined benefit plan, respectively, and $0.7 million and $0.8 million to its non-U.S. defined benefit plans, respectively.
For the year ended December 31, 2014, the Company expects to contribute up to $9.2 million to the U.S. benefit plan and up to $1.3 million to the non-U.S. benefit plans.
NOTE 6 – COMMITMENTS AND CONTINGENCIES
Guarantees
The Company provides indemnifications and other guarantees in the ordinary course of business, the terms of which range in duration and often are not explicitly defined. Specifically, the Company is occasionally required to provide letters of credit and bid and performance bonds to various customers, principally to act as security for retention levels related to casualty insurance policies and to guarantee the performance of subsidiaries that engage in export and domestic transactions. At June 30, 2014, the Company had outstanding performance and financial standby letters of credit, as well as outstanding bid and performance bonds, aggregating $49.7 million. If any such letters of credit or bonds are called, the Company would be obligated to reimburse the issuer of the letter of credit or bond. The Company believes the likelihood of any currently outstanding letter of credit or bond being called is remote.
The Company issues product performance warranties to customers with the sale of its products. The specific terms and conditions of these warranties vary depending upon the product sold and country in which the Company does business, with warranty periods generally ranging from one to five years. The Company estimates the costs that may be incurred under its basic limited warranty and records a liability in the amount of such costs at the time the sale of the related product is recognized. Factors that affect the Company’s warranty liability include the number of units under warranty from time to time, historical and anticipated rates of warranty claims, and costs per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

The following table summarizes the changes in the Company’s warranty liabilities:

	Six Months Ended June 30,
(in millions)	2014	2013
Balance at January 1	$8.4	$6.8
Provisions to expense	3.5	4.5
Payments	(3.5)	(3.7)
Balance at June 30	$8.4	$7.6
Environmental Liabilities
Reserves of $1.3 million and $1.4 million related to the environmental remediation of the Pearland, Texas facility are included in liabilities of discontinued operations on the condensed consolidated balance sheets at June 30, 2014 and December 31, 2013, respectively. The facility was previously used by the Company’s discontinued Pauluhn business and manufactured marine, offshore, and industrial lighting products. The Company sold the facility in May 2012. While the Company has not finalized its plans, it is probable that the site will require remediation. The recorded reserves are based on an undiscounted estimate of the range of costs to remediate the site, depending upon the remediation approach and other factors. The Company’s estimate may change in the near term as more information becomes available; however, the costs are not expected to have a material adverse effect on the Company’s results of operations, financial position, or liquidity.
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
Hearing Loss Litigation
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
An additional 40 Chicago firefighter plaintiffs were selected for trial in 2009. Plaintiffs’ counsel later moved to reduce the number of plaintiffs from 40 to nine. The trial for these nine plaintiffs concluded with a verdict against the Company and for the plaintiffs in varying amounts totaling $0.4 million. The Company appealed this verdict. On September 13, 2012, the Illinois Appellate Court rejected this appeal. The Company thereafter filed a petition for rehearing with the Illinois Appellate Court, which was denied on February 7, 2013. The Company sought further review by filing a petition for leave to appeal with the Illinois Supreme Court on March 14, 2013. On May 29, 2013, the Illinois Supreme Court issued a summary order declining to accept review of this case. On July 1, 2013, the Company satisfied the judgments entered for these plaintiffs, which has resulted in final dismissal of these cases.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

A third consolidated trial involving eight Chicago firefighter plaintiffs occurred during November 2011. The jury returned a unanimous verdict in favor of the Company at the conclusion of this trial.
Following this trial, on March 12, 2012 the trial court entered an order certifying a class of the remaining Chicago Fire Department firefighter plaintiffs for trial on the sole issue of whether the Company’s sirens were defective and unreasonably dangerous. The Company petitioned the Illinois Appellate Court for interlocutory appeal of this ruling. On May 17, 2012, the Illinois Appellate Court accepted the Company’s petition. On June 8, 2012, plaintiffs moved to dismiss the appeal, agreeing with the Company that the trial court had erred in certifying a class action trial in this matter. Pursuant to plaintiffs’ motion, the Illinois Appellate Court reversed the trial court’s certification order.
Thereafter, the trial court scheduled a fourth consolidated trial involving three firefighter plaintiffs, which began in December 2012. Prior to the start of this trial, the claims of two of the three firefighter plaintiffs were dismissed. On December 17, 2012, the jury entered a complete defense verdict for the Company in this trial.
Following this defense verdict, plaintiffs again moved to certify a class of Chicago Fire Department plaintiffs for trial on the sole issue of whether the Company’s sirens were defective and unreasonably dangerous. Over the Company’s objection, the trial court granted plaintiffs’ motion for class certification on March 11, 2013 and scheduled a class action trial to begin on June 10, 2013. The Company filed a petition for review with the Illinois Appellate Court on March 29, 2013 seeking reversal of the class certification order. On April 23, 2013, the Illinois Appellate Court granted the Company’s petition for review. Briefing on this appeal was completed during July 2013. Pursuant to Illinois law, all class proceedings in the trial court were stayed pending a final decision from the Illinois Appellate Court on this issue.
On June 25, 2014, a unanimous three-judge panel of the First District Illinois Appellate Court issued its opinion reversing the class certification order of the trial court. Specifically, the Appellate Court determined that the trial court’s ruling failed to satisfy the class-action requirements that the common issues of the firefighters’ claims predominate over the individual issues and that there is an adequate representative for the class.
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
During April through October 2012, 20 new cases were filed in the Court of Common Pleas, Philadelphia County, Pennsylvania. These cases were filed on behalf of 20 Philadelphia firefighters and involve various defendants in addition to the Company. Nine of these cases have been dismissed. Trials of the remaining eleven plaintiffs have been scheduled for December 1, 2014 and January 19, 2015. During April through July 2013, additional cases were filed in Allegheny County, Pennsylvania. These cases involve 246 plaintiff firefighters from Pittsburgh and various defendants, including the Company. During March 2014, an action also was brought in the Court of Common Pleas of Erie County, Pennsylvania on behalf of 61 firefighters. This case likewise involves various defendants in addition to the Company.
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
The Company’s ongoing negotiations with its insurer, CNA, over insurance coverage on these claims have resulted in reimbursements of a portion of the Company’s defense costs. These reimbursements are recorded as a reduction of corporate operating expenses. For the six months ended June 30, 2014 and 2013, the Company recorded $0.1 million and $0.3 million of reimbursements from CNA related to legal costs, respectively.
Latvian Commercial Dispute
On June 12, 2014, a Latvian trial court issued a summary ruling against the Company’s Bronto Skylift Oy Ab (“Bronto”) subsidiary in a lawsuit relating to a commercial dispute. The dispute involves a transaction for the 2008 sale of three Bronto units that were purchased by a financing company for lease to a Latvian fire department. The lessor and the Latvian fire department sought to rescind the contract after delivery, despite the fact that an independent third party, selected by the lessor, had certified the vehicles satisfied the terms of the contract.  The adverse judgment requires Bronto to refund the purchase price and pay interest and attorneys’ fees. The Court denied the lessor’s claim against Bronto for alleged damages relating to lost lease income.
The Company continues to believe that the claims against Bronto are invalid and that Bronto fully satisfied the terms of the subject contract. The Company intends to pursue all available post-trial appeals to seek to have the ruling overturned, and will be filing its appeal with the Civil Chamber of the Supreme Court of Latvia prior to July 31, 2014. The timing of any appeal hearing or outcome is uncertain at this time.
As of June 30, 2014, the Company has not accrued any liability in its financial statements for this lawsuit. In evaluating whether a charge to record a reserve was necessary, the Company analyzed all of the available information, including the legal reasoning applied by the judge of the Court in reaching its decision. Based on the Company's analysis, and consultations with external counsel, the Company has assessed the likelihood of a successful appeal to be more likely than not and therefore does not believe that a probable loss has been incurred. In the event that the Company’s appeal of the initial judgment is unsuccessful or not fully successful, the Company would expect to record a charge that could range from zero to approximately $5 million. This range includes estimates of interest that will continue to accrue throughout the appeal process, as well as anticipated legal fees.
NOTE 7 – EARNINGS PER SHARE
Basic earnings per share (“EPS”) is computed by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted EPS is computed based on the weighted average number

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

of shares of common stock outstanding for the period plus the effect of dilutive potential common shares outstanding during the period. Dilutive potential common shares include outstanding stock options, performance-based restricted stock unit awards, and restricted stock units and reflect the potential dilution that could occur if these awards were issued and converted into common stock. We use the treasury stock method to determine the potentially dilutive impact of our employee stock options and restricted stock units, and the contingently issuable method for our performance-based restricted stock unit awards. Options to purchase shares of the Company’s common stock, which had an anti-dilutive effect on EPS, and accordingly, are excluded from the calculation of diluted EPS included 0.5 million and 1.2 million shares for the three months ended June 30, 2014 and 2013, respectively, 0.5 million and 1.2 million shares for the six months ended June 30, 2014 and 2013, respectively.
The following table reconciles net income to basic and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2014	2013	2014	2013
Income from continuing operations	$17.0	$117.8	$24.6	$116.7
Gain (loss) from discontinued operations and disposal, net of tax	0.1	(0.3)	(0.1)	0.2
Net income	$17.1	$117.5	$24.5	$116.9
Weighted average shares outstanding – Basic	62.8	62.5	62.8	62.4
Dilutive effect of common stock equivalents	1.0	0.4	1.0	0.4
Weighted average shares outstanding – Diluted	$63.8	$62.9	63.8	62.8
Basic earnings per share:
Earnings from continuing operations	$0.27	$1.88	$0.39	$1.87
Gain (loss) from discontinued operations and disposal, net of tax	—	—	—	—
Net earnings per share	$0.27	$1.88	$0.39	$1.87
Diluted earnings per share:
Earnings from continuing operations	$0.27	$1.87	$0.39	$1.86
Gain (loss) from discontinued operations and disposal, net of tax	—	—	—	—
Net earnings per share	$0.27	$1.87	$0.39	$1.86
NOTE 8 – SHAREHOLDERS' EQUITY
Declaration of Cash Dividend
On April 22, 2014, the Company's board of directors (the “Board”) reinstated the Company's quarterly cash dividend by declaring a dividend of $0.03 per common share. The dividend totaled $1.9 million and was distributed on June 3, 2014 to holders of record at the close of business on May 13, 2014.
On July 22, 2014, the Board declared a dividend of $0.03 per common share payable on September 3, 2014 to holders of record at the close of business on August 12, 2014.
Share Repurchase Program
On April 22, 2014, the Board authorized a share repurchase program of up to $15.0 million of the Company’s common stock. The repurchase program is intended primarily to facilitate a reduction in the investment in Company stock within the Company’s U.S. defined benefit pension plan portfolio and to reduce dilution resulting from issuances of stock under the Company’s employee equity incentive programs.
Under the share repurchase program, the Company is authorized to repurchase, from time to time, shares of its outstanding common stock in the open market or through privately negotiated transactions. Share repurchases by the Company are subject to market conditions and other factors and may be commenced, suspended or discontinued at any time. During the second quarter of 2014, the Company repurchased 232,475 shares for a total of $3.3 million.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

Accumulated Other Comprehensive Loss
The following tables summarize the changes in each component of accumulated other comprehensive loss, net of tax:

(in millions)	Actuarial Losses	Foreign Currency Translation	Unrealized Gain (Loss) on Derivatives	Total
Balance at April 1, 2014	$(57.3)	$16.0	$0.2	$(41.1)
Other comprehensive income (loss) before reclassifications	(0.2)	0.3	(0.2)	(0.1)
Amounts reclassified from accumulated other comprehensive loss (1)	0.8	0.1	—	0.9
Net current-period other comprehensive income (loss)	0.6	0.4	(0.2)	0.8
Balance at June 30, 2014	$(56.7)	$16.4	$—	$(40.3)

Balance at April 1, 2013	$(87.7)	$5.1	$(0.5)	$(83.1)
Other comprehensive income (loss) before reclassifications	—	1.2	1.1	2.3
Amounts reclassified from accumulated other comprehensive loss (2)	2.1	—	—	2.1
Net current-period other comprehensive income	2.1	1.2	1.1	4.4
Balance at June 30, 2013	$(85.6)	$6.3	$0.6	$(78.7)

(in millions)	Actuarial Losses	Foreign Currency Translation	Unrealized Gain (Loss) on Derivatives	Total
Balance at January 1, 2014	$(58.1)	$16.0	$0.2	$(41.9)
Other comprehensive income (loss) before reclassifications	(0.3)	0.2	(0.2)	(0.3)
Amounts reclassified from accumulated other comprehensive loss (1)	1.7	0.2	—	1.9
Net current-period other comprehensive income (loss)	1.4	0.4	(0.2)	1.6
Balance at June 30, 2014	$(56.7)	$16.4	$—	$(40.3)

Balance at January 1, 2013	$(91.0)	$10.8	$0.1	$(80.1)
Other comprehensive income (loss) before reclassifications	1.4	(4.2)	0.5	(2.3)
Amounts reclassified from accumulated other comprehensive loss (2)	4.0	(0.3)	—	3.7
Net current-period other comprehensive income (loss)	5.4	(4.5)	0.5	1.4
Balance at June 30, 2013	$(85.6)	$6.3	$0.6	$(78.7)

(1)
The change in actuarial losses in the three and six months ended June 30, 2014 includes $1.4 million and $2.7 million of actuarial losses that have been included in the computation of net postretirement pension expense for the period.

(2)
The change in actuarial losses in the three and six months ended June 30, 2013 represents $2.1 million and $4.1 million of actuarial losses that have been included in computation of net postretirement pension expense.

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
Net sales by operating segment reflect sales of products and services to external customers, as reported in the Company’s condensed consolidated statements of operations. Intersegment sales are insignificant. The Company evaluates performance based on operating income of the respective segment. Operating income includes all revenues, costs, and expenses directly related to the segment involved. In determining operating segment income, neither corporate nor interest expenses are included. Total assets relate to those assets that are utilized by the respective operating segment. Corporate assets consist principally of cash and cash equivalents, notes and other receivables, and fixed assets. The accounting policies of each operating segment are the same as those described within Note 1, Significant Accounting Policies, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The results for the interim periods are not necessarily indicative of results for a full year.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

The following tables summarize the Company’s net sales, operating income (loss), and total assets by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2014	2013	2014	2013
Net sales:
Environmental Solutions	$139.2	$128.3	$259.9	$240.0
Safety and Security Systems	61.3	56.8	116.3	115.3
Fire Rescue	34.1	37.5	58.6	67.1
Total net sales	$234.6	$222.6	$434.8	$422.4
Operating income (loss):
Environmental Solutions	$23.1	$15.8	$38.3	$28.5
Safety and Security Systems	7.5	3.6	11.8	9.1
Fire Rescue	(0.3)	3.4	(1.1)	4.1
Corporate and eliminations	(6.4)	(4.6)	(12.3)	(11.4)
Total operating income	23.9	18.2	36.7	30.3
Interest expense	0.9	1.7	1.9	6.2
Debt settlement charges	—	—	—	8.7
Other expense (income), net	0.3	0.1	0.3	(0.1)
Income before income taxes	$22.7	$16.4	$34.5	$15.5

(in millions)	As of June 30, 2014	As of December 31, 2013
Total assets:
Environmental Solutions	$249.4	$236.0
Safety and Security Systems	214.3	213.4
Fire Rescue	128.9	116.4
Corporate and eliminations	60.7	73.6
Total assets of continuing operations	653.3	639.4
Total assets of discontinued operations	5.2	5.4
Total assets	$658.5	$644.8
NOTE 10 – RESTRUCTURING
The Company continues to review its businesses for opportunities to reduce operating expenses and focus on executing its strategy based on core competencies and cost efficiencies.
During the fourth quarter of 2013, the Company recorded expenses of $1.2 million and $0.3 million related to severance costs in the Safety and Security Systems Group and Corporate, respectively.
During the second quarter of 2013, the Company determined that corporate severance costs previously accrued in the fourth quarter of 2012 were not required and the $0.6 million charge was reversed.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

The following tables summarize the changes in the Company’s restructuring reserves, which are included within other current liabilities on the Company’s condensed consolidated balance sheets:

Severance
Balance at December 31, 2013	$1.5
Cash payments	(0.3)
Adjustments	(0.2)
Balance at March 31, 2014	$1.0
Cash payments	(0.5)
Adjustments	0.1
Balance at June 30, 2014	$0.6
NOTE 11 – DISCONTINUED OPERATIONS
The Company retains certain liabilities for operations discontinued in prior years, primarily for environmental remediation and product liability. Included in liabilities of discontinued operations at June 30, 2014 and December 31, 2013 was $1.3 million and $1.4 million, respectively, related to environmental remediation at the Pearland, Texas facility, previously used by the Company's discontinued Pauluhn business, and $3.6 million and $3.6 million, respectively, relating to estimated product liability obligations of the discontinued North American refuse truck body business.
There were no new discontinued operations in 2013 or in the six months ended June 30, 2014. For the three and six months ended June 30, 2014, a net gain of $0.1 million and a net loss of $0.1 million, respectively, was recognized within gain (loss) from discontinued operations and disposal and primarily represented certain adjustments relating to the former FSTech Group and other previously discontinued operations. For the three and six months ended June 30, 2013, a net loss of $0.3 million and a net gain of $0.2 million, respectively, was recognized within gain (loss) from discontinued operations and disposal.
In connection with the 2012 sale of the FSTech Group, $22.0 million was placed into escrow as security for indemnification obligations provided by the Company pursuant to the sale agreement. A significant portion of the escrow identified for general indemnification obligations was held for a period of 18 months following the sale date with the remaining general escrow funds to be held for 36 months following the sale date. In the six months ended June 30, 2014, $7.0 million of the escrow identified for general indemnification obligations was released to the Company. The buyer has made a claim against the remaining escrow balance of $0.8 million identified for general indemnification obligations and the Company is currently investigating the merits of the claim. The net carrying value of the escrow receivable was classified in other current assets at June 30, 2014.
If and when any additional escrowed proceeds are released, the Company may recognize an adjustment to the gain (loss) from discontinued operations and disposal in the statement of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide information that is supplemental to, and should be read together with, the condensed consolidated financial statements and the accompanying notes contained in this Form 10-Q, as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. Information in MD&A is intended to assist the reader in obtaining an understanding of (i) the condensed consolidated financial statements, (ii) information about the Company’s business segments and how the results of those segments impact the Company’s results of operations and financial condition as a whole, and (iii) how certain accounting principles affect the Company’s condensed consolidated financial statements. The Company’s results for interim periods are not necessarily indicative of annual operating results.
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
As described in Note 9, Segment Information, to the accompanying condensed consolidated financial statements, the Company’s business units are organized and managed in three operating segments: Environmental Solutions Group, Safety and Security Systems Group, and Fire Rescue Group.
Net sales increased by $12.0 million, or 5%, in the three months ended June 30, 2014 as compared to the respective prior-year quarter. Our Environmental Solutions Group continued its strong momentum with net sales increasing by $10.9 million, or 8%. Our Safety and Security Systems Group also reported a $4.5 million net sales increase, largely due to higher sales to U.S. and European police markets. These increases were partially offset by a $3.4 million net sales decrease in the Fire Rescue Group, which continues to be impacted by operational challenges that have resulted in certain shipments being deferred until the second half of 2014.
For the six months ended June 30, 2014, net sales increased by $12.4 million, or 3%, compared to the same period of the prior year. The increase was largely driven by continued strength in the Environmental Solutions Group, where net sales increased by $19.9 million, or 8%, coupled with a nominal net sales improvement in the Safety and Security Systems Group. Net sales in the Fire Rescue Group were down $8.5 million, largely due to the aforementioned operational challenges. The results of our U.S. operations in the first half of 2014 were also negatively impacted by the affects of adverse weather experienced in North America during the first quarter.
Operating income increased by $5.7 million, or 31%, to $23.9 million in the three months ended June 30, 2014. This translated to an improved consolidated operating margin of 10.2%, compared to 8.2% in the prior year. The increases were primarily attributable to improved operating leverage and increased volumes within our Environmental Solutions Group, which drove improved gross margin, partially offset by operating losses within our Fire Rescue Group. The prior year operating margin was negatively impacted by inefficiencies associated with an enterprise-resource planning (“ERP”) system implementation within our Safety and Security Systems Group.
For the six months ended June 30, 2014, operating income increased by 21% to $36.7 million, reflecting a consolidated operating margin of 8.4% compared to 7.2% in the prior year period.
Income before income taxes increased by $6.3 million, or 38%, to $22.7 million for the three months ended June 30, 2014 as compared to the respective prior-year quarter. The increase was driven by the improvement in operating income, combined with an $0.8 million reduction in interest expense, resulting from lower debt levels and lower interest rates on borrowings. For the six months ended June 30, 2014, income before income taxes was $34.5 million, representing a $19.0 million, or 123%, improvement compared to the respective prior year period. The increase was primarily driven by a $6.4 million improvement in operating income, a $4.3 million reduction in interest expense, resulting from lower debt levels and lower interest rates on borrowings, and the absence of $8.7 million of debt settlement charges that were incurred in connection with our prior year debt refinancing.
Net income from continuing operations for the three and six months ended June 30, 2014 was also impacted by increased income tax expense. In the second quarter of the prior year, the Company determined that it was no longer necessary to maintain a valuation allowance against most domestic tax assets. In connection with that determination, the Company recognized an income tax benefit of $102.4 million in the second quarter of 2013. As a result of no longer maintaining a valuation allowance against domestic deferred tax assets, tax expense has been recognized on domestic earnings, as well as non-U.S. earnings, in the three and six months ended June 30, 2014.
Total orders increased by 21% in both the three and six months ended June 30, 2014. In the first half of 2014, each of our Groups have seen an uptick in orders, with increases of 28%, 27%, and 4% in the Environmental Solutions, Fire Rescue, and Safety and Security Systems Groups, respectively. Largely as a result of this significant increase in orders in each of our Groups during the first half of 2014, our backlog increased by $50.2 million, or 16%, from $305.8 million at December 31, 2013 to $356.0 million at June 30, 2014.
Results of Operations
The following table summarizes our consolidated statements of operations and illustrates the key financial indicators used to assess our consolidated financial results:

	Three Months Ended June 30,			Six Months Ended June 30,
($ in millions, except per share data)	2014	2013	Change	2014	2013	Change
Net sales	$234.6	$222.6	$12.0	$434.8	$422.4	$12.4
Cost of sales	175.7	170.8	4.9	329.1	323.8	5.3
Gross profit	58.9	51.8	7.1	105.7	98.6	7.1
Selling, engineering, general and administrative expenses	34.9	34.2	0.7	69.1	68.9	0.2
Restructuring	0.1	(0.6)	0.7	(0.1)	(0.6)	0.5
Operating income	23.9	18.2	5.7	36.7	30.3	6.4
Interest expense	0.9	1.7	(0.8)	1.9	6.2	(4.3)
Debt settlement charges	—	—	—	—	8.7	(8.7)
Other expense (income), net	0.3	0.1	0.2	0.3	(0.1)	0.4
Income before income taxes	22.7	16.4	6.3	34.5	15.5	19.0
Income tax (expense) benefit	(5.7)	101.4	(107.1)	(9.9)	101.2	(111.1)
Income from continuing operations	17.0	117.8	(100.8)	24.6	116.7	(92.1)
Gain (loss) from discontinued operations and disposal, net of tax	0.1	(0.3)	0.4	(0.1)	0.2	(0.3)
Net income (loss)	$17.1	$117.5	$(100.4)	$24.5	$116.9	$(92.4)
Other data:
Operating margin	10.2%	8.2%	2.0%	8.4%	7.2%	1.2%
Diluted earnings per share – Continuing operations	$0.27	$1.87	$(1.60)	$0.39	$1.86	$(1.47)
Total orders	253.4	209.7	43.7	485.1	401.9	83.2
Backlog	356.0	294.9	61.1	356.0	294.9	61.1
Depreciation and amortization	3.7	3.5	0.2	7.3	6.9	0.4
Net sales
Net sales increased by $12.0 million for the three months ended June 30, 2014. In our Environmental Solutions Group, higher sales of street sweepers, sewer cleaners and hydro-excavators, and increased sales to the Middle East, contributed to a $10.9 million net sales increase. Net sales within the Safety and Security Systems Group increased by $4.5 million largely driven by significant police orders, improved sales of public safety equipment for non-emergency vehicles, and improvements within our international public safety markets. Partially offsetting these increases were decreased net sales of $3.4 million within our Fire Rescue Group, representing reduced unit volumes and the deferral of certain unit shipments until the second half of 2014.
Net sales increased by $12.4 million for the six months ended June 30, 2014 primarily driven by increased shipments of vacuum trucks and sewer cleaners within our Environmental Solutions Group, which contributed increased net sales of $19.9 million. Vacuum truck shipments continue to exceed prior-year levels, largely due to increased production throughput and productivity improvements within our manufacturing facilities, resulting in improved sales volumes of hydro-excavation products. Increased street sweeper shipments in the second quarter were partially offset by disruptions to production from severe weather experienced in North America during the first quarter of 2014. There was also nominal net sales improvement in the Safety and Security Systems Group. Partially offsetting these increases were decreased net sales of $8.5 million within the Fire Rescue Group, which was adversely impacted by the aforementioned operational challenges that resulted in the deferral of certain unit shipments until the second half of 2014.
Cost of sales
Cost of sales increased by $4.9 million for the three months ended June 30, 2014 compared to the prior year quarter, principally due to increases of $2.5 million within the Environmental Solutions Group predominantly associated with higher sales volumes and $1.5 million within our Safety and Security Systems Group driven by increased sales volume, favorable product mix, and decreased inventory provisions. The prior year was also negatively impacted by inefficiencies associated with an ERP system implementation within our Safety and Security Systems Group. Despite the decrease in net sales, cost of sales within the Fire Rescue increased by $0.9 million largely due to manufacturing inefficiencies and unfavorable product mix.
For the six months ended June 30, 2014, cost of sales increased by $5.3 million compared to the same period of the prior year. Increases of $8.4 million largely associated with higher unit volumes within the Environmental Solutions Group were partially offset by a net decrease of $2.6 million within our Fire Rescue Group, which was impacted by lower unit volumes, manufacturing inefficiencies, and unfavorable product mix.
Gross profit
For the three and six months ended June 30, 2014, gross profit increased by $7.1 million and $7.1 million, respectively, compared to the prior year period. Gross margin for the three and six months ended June 30, 2014 was 25.1% and 24.3%, respectively, up from 23.3% in the prior year periods. The improvement in gross margin was primarily the result of increased volumes which leveraged production capacity, favorable product mix associated with higher sales to industrial customers, and productivity and facilities utilization improvements within our Environmental Solutions Group. The prior year was also negatively impacted by inefficiencies associated with the ERP system implementation in the Safety and Security Systems Group. Partially offsetting these improvements were lower volumes, a higher concentration of sales to lower-margin geographic regions and operational challenges, within our Fire Rescue Group.
Selling, engineering, general and administrative expenses
Selling, engineering, general and administrative (“SEG&A”) expenses for the three months ended June 30, 2014 were $0.7 million higher than the prior year. The overall increase was primarily due to higher expenses within Corporate and the Environmental Solutions Group of $1.2 million and $1.1 million, respectively, which was largely driven by higher incentive and stock-based compensation expense. Partially offsetting these increases was a $1.0 million decrease in our Safety and Security Systems Group that primarily resulted from lower staffing costs attributable to prior restructuring activities.
SEG&A expenses increased by $0.2 million for the six months ended June 30, 2014 compared to the prior year period, with increases in employee compensation expense being offset by decreased pension expense and lower sales commissions.
Operating income
Operating income for the three and six months ended June 30, 2014 increased by $5.7 million and $6.4 million, or 31% and 21%, respectively, when compared to the same periods in 2013. The increases were primarily attributable to improved operating leverage and increased volumes within our Environmental Solutions Group, which drove improved gross margin, partially offset by operating losses within our Fire Rescue Group. The prior year operating margin was negatively impacted by inefficiencies associated with an enterprise-resource planning (“ERP”) system implementation within the Safety and Security Systems Group. Operating income also reflected an unfavorable impact of $0.7 million and $0.5 million within restructuring activity for the three and six months ended June 30, 2014, respectively.
Interest expense
Compared with the same period of the prior year, interest expense decreased by $0.8 million and $4.3 million, or 47% and 69%, for the three and six months ended June 30, 2014, respectively, due to significant reductions in debt levels. For the six months ended June 30, 2014, interest expense further benefited from lower interest rates on borrowings that resulted from our March 2013 refinancing. See Financial Condition, Liquidity and Capital Resources for additional information on the Company’s March 2013 debt refinancing actions.

Income tax (expense) benefit
The Company recognized income tax expense of $5.7 million and an income tax benefit of $101.4 million for the three months ended June 30, 2014 and 2013, respectively. The Company’s effective tax rate was 25.1% and (618.3)% for the three months ended June 30, 2014 and 2013, respectively.
The Company recognized income tax expense of $9.9 million and an income tax benefit of $101.2 million for the six months ended June 30, 2014 and 2013, respectively. The Company’s effective tax rate was 28.7% and (652.9)% for the six months ended June 30, 2014 and 2013, respectively.
In the first quarter of 2013, the Company had maintained a valuation allowance against its domestic deferred tax assets and adjusted its valuation allowance as deferred tax assets increased or decreased, resulting in effectively no tax expense or benefit being recorded for domestic operations. As a result, the income tax expense in the first quarter of 2013 primarily related to tax expense at the Company's non-U.S. operations there were not in a cumulative loss position.
In the second quarter of 2013, the Company determined that the valuation allowance on a significant portion of U.S. deferred tax assets could be released. The qualitative and quantitative analysis of current and expected domestic earnings, industry and market trends, tax planning strategies, and general business risks resulted in a more likely than not conclusion of being able to realize a significant portion of our U.S. deferred tax assets. In connection with that determination, the Company recognized an income tax benefit of $102.4 million in the second quarter of 2013.
As the Company no longer maintains a valuation allowance against most domestic tax assets, tax expense has been recognized on domestic earnings, as well as non-U.S. earnings, in the three and six months ended June 30, 2014.
The Company's effective tax rate for the three and six months ended June 30, 2014 was also favorably impacted by a $1.5 million net reduction in unrecognized tax benefits, primarily related to the completion of an IRS audit.
For additional information, see Note 4, Income Taxes, to the accompanying condensed consolidated financial statements.
Income from continuing operations
Income from continuing operations for the three and six months ended June 30, 2014 decreased by $100.8 million and $92.1 million, respectively, when compared to the same period of the prior year, largely due to the valuation allowance release of $102.4 million in the second quarter of 2013, partially offset by improved operating income and reduced interest expense, as further explained above. For the six months ended June 30, 2014, income from continuing operations was also positively impacted by the absence of $8.7 million of debt settlement charges incurred in connection with our prior year debt refinancing.
Gain (loss) from discontinued operations and disposal
There were no new discontinued operations in 2013 or in the six months ended June 30, 2014. For the three and six months ended June 30, 2014, a net gain of $0.1 million and a net loss of $0.1 million, respectively, was recognized within gain (loss) from discontinued operations and disposal and primarily represented certain adjustments relating to the former FSTech Group and other previously discontinued operations. For the three and six months ended June 30, 2013, a net loss of $0.3 million and a net gain of $0.2 million, respectively, was recognized within gain (loss) from discontinued operations and disposal.
Orders
Three months ended June 30, 2014 vs. three months ended June 30, 2013
Total orders increased by $43.7 million, or 21%, for the three months ended June 30, 2014. The increase was primarily driven by improved orders of street sweepers, which contributed to increased total orders of $46.2 million, or 44%, within our Environmental Solutions Group. Orders within our Fire Rescue Group were up 5%, while our Safety and Security Systems Group decreased by 7%, as compared to the prior year period.
U.S. municipal and governmental orders increased by 36% primarily resulting from a $23.2 million increase in street sweeper orders, reflecting solid municipal demand and an influx of fleet orders, including a significant order from a major municipality, and a $3.8 million increase in sewer cleaner orders. Our Safety and Security Systems Group received $3.3 million fewer U.S. municipal and governmental orders in the quarter, largely due to the timing of large orders received in the second quarter of 2013 within our police and outdoor warning systems markets.
U.S. industrial orders increased by 13% driven by a $3.5 million improvement within our Fire Rescue Group and increases in water blaster and vacuum truck orders of $1.2 million and $0.9 million, respectively.

Non-U.S. orders increased by 13% and were positively impacted by an $13.5 million increase within our Environmental Solutions Group, primarily due to improved street sweeper orders to overseas markets.
Six months ended June 30, 2014 vs. six months ended June 30, 2013
Total orders increased by $83.2 million, or 21% for the six months ended June 30, 2014 and resulted from improved orders across all three of our operating segments, most notably within our Environmental Solutions Group, where improved orders of street sweepers and sewer cleaners drove a $59.0 million increase in orders. Orders in our Fire Rescue and Safety and Security Systems Groups were up $19.7 million, or 27%, and $4.5 million, or 4%, respectively.
U.S. municipal and governmental orders increased by 32% primarily resulting from a $30.9 million increase in street sweeper orders, reflecting an influx of fleet orders from multiple major municipalities, and a $9.0 million increase in sewer cleaner orders.
U.S. industrial orders increased by 17% driven by $9.4 million improvement within our Fire Rescue Group, as well as a $6.7 million increase in vacuum truck orders.
Non-U.S. orders increased by 14% and were positively impacted by a $10.3 million increase in our Fire Rescue Group, coupled with a $7.7 million increase within our Environmental Solutions Group that was primarily attributable to improved street sweeper orders.
Backlog
Backlog was $356.0 million at June 30, 2014 compared to $294.9 million at June 30, 2013. The increase of $61.1 million, or 21%, was primarily due to significant street sweeper orders in the first half of 2014, largely as a result of significant and export fleet orders. Further increasing backlog were strong orders for our Fire Rescue products during 2014, coupled with the effects of unit shipments deferred into the second half of 2014. This was partially offset by decreased backlog for sewer cleaners and vacuum trucks primarily driven by production level increases implemented during 2013 that resulted in increased shipments and reduced lead times.
Environmental Solutions
The following table summarizes the Environmental Solutions Group’s operating results as of and for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,			Six Months Ended June 30,
($ in millions)	2014	2013	Change	2014	2013	Change
Net sales	$139.2	$128.3	$10.9	$259.9	$240.0	$19.9
Operating income	23.1	15.8	7.3	38.3	28.5	9.8
Operating data:
Operating margin	16.6%	12.3%	4.3%	14.7%	11.9%	2.8%
Total orders	$152.0	$105.8	$46.2	$266.2	$207.2	$59.0
Backlog	205.6	170.8	34.8	205.6	170.8	34.8
Depreciation and amortization	1.6	1.5	0.1	3.2	3.0	0.2
Three months ended June 30, 2014 vs. three months ended June 30, 2013
Total orders increased by $46.2 million, or 44%, for the three months ended June 30, 2014. U.S. orders increased $32.7 million, or 40%, largely due to increased orders for street sweepers of $23.2 million, sewer cleaners of $3.8 million, and waterblasters of $1.2 million. Street sweeper orders benefited from solid municipal demand and an influx of fleet orders, including a significant order from a major municipality. Orders for sewer cleaners continue to improve due to strengthening municipal markets. Non-U.S. orders increased by $13.5 million, or 57%, compared to the prior year. Increased orders in the Middle East of $12.1 million, primarily resulting from a large fleet order for street sweepers, as well as improvements of $3.0 million within the Mexican market, were partially offset by a $1.7 million aggregate reduction in orders from customers in Canada and South America, largely due to two large export orders for street sweepers in 2013.
Net sales increased by $10.9 million, or 8.5%, for the three months ended June 30, 2014. U.S. sales increased $7.7 million, primarily driven by increased shipments of street sweepers and hydro-excavators. The increase in street sweeper shipments reflects strong order intake and is further indicative of strengthening U.S. municipal markets. Sales of sewer cleaners have also been favorably impacted by the municipal markets, as well as increased production throughput resulting from productivity improvements within our manufacturing facilities. Non-U.S. sales increased $3.2 million primarily due to increased street sweeper shipments to the Middle East. Overall unit shipment volumes were up primarily due to the increase in street sweeper shipments. However, sales mix was negatively impacted by increased shipments of street sweepers and sewer cleaners to municipal customers.
Cost of sales increased by $2.5 million for the three months ended June 30, 2014 and was predominantly attributable to sales volumes. Gross margin for the three months ended June 30, 2014 improved to 24.3% from 19.8% in the prior year largely due to increased volumes, the effects of productivity and manufacturing facilities utilization improvements, and improved pricing.
SEG&A expenses increased by $1.1 million for the three months ended June 30, 2014. The increase in SEG&A expenses largely resulted from $0.7 million of increased employee compensation expense, primarily associated with incentive and stock-based compensation programs.
Operating income increased by $7.3 million, or 46%, for the three months ended June 30, 2014. The increase in operating income was the result of higher gross profit of $8.4 million, primarily attributable to operating leverage and increased volumes, partially offset by a $1.1 million increase in SEG&A expenses.
Six months ended June 30, 2014 vs. six months ended June 30, 2013
Total orders increased by $59.0 million, or 28%, for the six months ended June 30, 2014. U.S. orders increased $51.3 million, or 31%, largely due to an increase in orders for street sweepers of $28.8 million, sewer cleaners of $9.0 million, vacuum trucks of $6.7 million, and waterblasters of $2.3 million. Street sweeper orders benefited from solid municipal demand and an influx of fleet orders, including significant orders from multiple major municipalities. Orders for sewer cleaners continue to improve due to strengthening U.S. municipal markets. Improved vacuum truck orders are inclusive of demand for hydro-excavation products with applications in the industrial oil and gas markets. Non-U.S. orders increased by $7.7 million, or 19%, compared to the prior year. Increased orders in the Middle East and in Mexico of $12.5 million and $6.3 million, respectively, were partially offset by an aggregate decrease in orders of $9.5 million in Canada and South America. Increases in the Middle East were driven by a large fleet order of street sweepers during the second quarter of 2014.
Net sales increased by $19.9 million for the six months ended June 30, 2014. U.S. sales increased $13.2 million, primarily driven by increased shipments of vacuum trucks and sewer cleaners. Vacuum truck shipments continue to exceed prior-year levels, largely due to increased production throughput and from productivity improvements within our manufacturing facilities resulting in improved sales volumes of hydro-excavation products. Certain of our U.S. operations were also negatively impacted by the affects of adverse weather experienced in North America during the first quarter of 2014. Non-U.S. sales increased $6.7 million, or 17%, primarily due to increased street sweeper shipments to the Canadian market, partially offset by a large sale of vacuum trucks to a customer in the Asia Pacific market during the second quarter of 2013. Overall unit shipment volumes were up, and were further benefited by favorable year-over-year product mix due to increased shipments to industrial customers.
Cost of sales increased by $8.4 million for the six months ended June 30, 2014. The increase was predominantly attributable to sales volumes. Gross margin for the six months ended June 30, 2014 improved to 22.8% from 19.9% in the prior year largely due to favorable product mix associated with higher sales to industrial customers, as well as productivity and manufacturing facilities utilization improvements.
SEG&A expenses increased by $1.7 million for the six months ended June 30, 2014. The higher SEG&A expenses were largely the result of and $0.8 million increase in employee compensation expense, primarily associated with incentive and stock-based compensation programs, and a $0.2 million increase in higher sales commissions.
Operating income increased by $9.8 million, or 34%, for the six months ended June 30, 2014. The increase in operating income was a result of higher gross profit of $11.5 million, primarily attributable to operating leverage and favorable product mix, partially offset by $1.7 million increase in SEG&A expenses.
Backlog was $205.6 million at June 30, 2014 compared to $170.8 million at June 30, 2013. Backlog increased for street sweepers by $47.3 million, largely as a result of significant fleet orders, while the Company used increased production capacity to manage its backlog for sewer cleaners and shorten lead times for vacuum trucks.

Safety and Security Systems
The following table summarizes the Safety and Security Systems Group’s operating results as of and for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,			Six Months Ended June 30,
($ in millions)	2014	2013	Change	2014	2013	Change
Net sales	$61.3	$56.8	$4.5	$116.3	$115.3	$1.0
Operating income	7.5	3.6	3.9	11.8	9.1	2.7
Operating data:
Operating margin	12.2%	6.3%	5.9%	10.1%	7.9%	2.2%
Total orders	$61.0	$65.6	$(4.6)	$127.0	$122.5	$4.5
Backlog	38.4	36.8	1.6	38.4	36.8	1.6
Depreciation and amortization	1.1	1.0	0.1	2.2	2.1	0.1
Three months ended June 30, 2014 vs. three months ended June 30, 2013
Total orders decreased by $4.6 million for the three months ended June 30, 2014. U.S. orders decreased by $4.3 million, or 11%, primarily due to the timing of large orders received in the second quarter of 2013 within our police and outdoor warning systems markets. U.S. orders were further impacted by decreased orders of $1.0 million within our industrial markets, due to softer market demand and few large orders, partially offset by improvements within our fire markets. Non-U.S. orders decreased by $0.3 million for the three months ended June 30, 2014. Decreased orders of outdoor warning systems were partially offset by increased orders in our European public safety markets due to several large orders, as well as higher orders for international industrial systems.
Net sales increased by $4.5 million for the three months ended June 30, 2014. U.S. sales increased $2.5 million, primarily driven by sales in the public safety and industrial markets, including significant police orders and improved sales of public safety equipment for non-emergency vehicles. Also affecting the U.S. sales comparison was the prior year implementation of an ERP system for our U.S. operations, which resulted in shipments being disrupted or deferred until the third quarter of 2013. Non-U.S. sales increased by $2.0 million primarily due to improvements within our international public safety markets, predominantly Europe, along with a favorable currency impact of approximately $0.5 million.
Cost of sales increased $1.5 million for the three months ended June 30, 2014 primarily driven by the effect of increased sales volume, productivity improvements and favorable changes in product and customer mix. Cost of sales further benefited from a $0.5 million decrease in inventory provisions and lower manufacturing variances in the U.S. that were driven by the ERP implementation in the prior year, as well as favorable absorption of fixed costs resulting from higher sales volumes. Gross margin for the three months ended June 30, 2014 improved to 33.4% from 30.8% in the prior year as a result of these factors, coupled with moderate pricing gains realized in 2014.
SEG&A expenses decreased by $1.0 million for the three months ended June 30, 2014 largely due to lower staffing costs attributable to prior restructuring activities, reductions in discretionary spending, and decreased sales commissions primarily driven by sales mix.
Operating income increased $3.9 million, or 108%, for the three months ended June 30, 2014 largely due to a $3.0 million improvement in gross profit, along with the $1.0 million decrease in SEG&A expenses, partially offset by a $0.1 million adjustment to restructuring reserves.
Six months ended June 30, 2014 vs. six months ended June 30, 2013
Total orders increased by $4.5 million for the six months ended June 30, 2014. U.S. orders increased by $0.4 million with increases in our police and fire markets being largely offset by decreased orders for outdoor warning systems. Non-U.S. orders increased by $4.1 million primarily due to several large orders received in the second quarter of 2014 within our European public safety markets, as well as increased orders for industrial systems, which were partially offset by continuing softness in our international coal-mining markets and decreased international demand for outdoor warning systems.
Net sales increased by $1.0 million for the six months ended June 30, 2014. U.S. sales were flat, with increases in our domestic public safety markets being offset by lower shipments in outdoor warning systems, which were impacted by the completion of significant orders in the municipal and military markets in the prior year. Our U.S. operations were also negatively impacted by the affects of adverse weather experienced in North America during the first half of 2014. Non-U.S. sales increased $1.0 million primarily due to improvements within our European public safety markets, as well as the effects of favorable foreign currency of $0.7 million, partially offset by decreases within other international public safety and coal-mining markets.
Cost of sales decreased $0.5 million for the six months ended June 30, 2014 primarily driven by the effect of decreased system implementation costs in relation to the ERP implementation in the prior year, including lower associated manufacturing variances, and a $0.6 million decrease in inventory provisions. Gross margin for the six months ended June 30, 2014 improved to 32.3% from 31.3% in the prior year as a result of these factors as well as a positive shift in product mix, productivity improvements and moderate pricing gains realized in 2014.
SEG&A expenses decreased by $1.1 million for the six months ended June 30, 2014 largely due to decreased sales commissions driven by a shift in sales mix, and lower staffing costs attributable to prior restructuring activities.
Operating income increased $2.7 million, or 30%, for the six months ended June 30, 2014 largely due to a $1.5 million improvement in gross profit, the $1.1 million decrease in SEG&A expenses, and a $0.1 million adjustment to restructuring reserves.
Backlog was $38.4 million at June 30, 2014 compared to $36.8 million at June 30, 2013. The increase of $1.6 million was primarily due to large orders recorded in the first quarter of 2014 with anticipated shipment dates extending into the third and fourth quarters of 2014.
Fire Rescue
The following table summarizes the Fire Rescue Group’s operating results as of and for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,			Six Months Ended June 30,
($ in millions)	2014	2013	Change	2014	2013	Change
Net sales	$34.1	$37.5	$(3.4)	$58.6	$67.1	$(8.5)
Operating income (loss)	(0.3)	3.4	(3.7)	(1.1)	4.1	(5.2)
Operating data:
Operating margin	(0.9)%	9.1%	(10.0)%	(1.9)%	6.1%	(8.0)%
Total orders	$40.4	$38.3	$2.1	$91.9	$72.2	$19.7
Backlog	112.0	87.3	24.7	112.0	87.3	24.7
Depreciation and amortization	0.9	0.8	0.1	1.7	1.5	0.2
Three months ended June 30, 2014 vs. three months ended June 30, 2013
Total orders increased by $2.1 million for the three months ended June 30, 2014, largely due to increased orders in the Asia Pacific market of $7.6 million and increased U.S. industrial orders of $3.6 million, as well as the effects of favorable foreign currency. Partially offsetting these increases were decreased orders of $10.7 million in the European markets, largely due to the impact of two large orders in the second quarter of 2013.
Net sales decreased by $3.4 million for the three months ended June 30, 2014, primarily driven by reduced unit volumes of $4.0 million, including shipments of certain units that were deferred until the second half of 2014 largely due to supplier constraints for chassis and specialty cylinders, as well as $1.2 million of unfavorable pricing and product mix impacts. This was partially offset by a $1.8 million favorable foreign currency impact.
Despite a $3.4 million reduction from lower unit volumes, cost of sales increased by $0.9 million for the three months ended June 30, 2014. The increase was largely due to an unfavorable foreign currency impact of $1.6 million, as well as unfavorable product mix, primarily driven by a higher number of low-margin unit shipments to European markets than in the prior year quarter. Also contributing to the increase in cost of sales was the impact of operational inefficiencies associated with the implementation of manufacturing facility investments and plant design improvements. Gross margin for the three months ended June 30, 2014 was 13.5% compared to 23.7% in the prior year, largely due to lower unit volumes, a higher proportion of sales to markets where the Company realizes lower margins and the aforementioned operational challenges.
SEG&A expenses decreased by $0.6 million for the three months ended June 30, 2014. The decrease primarily resulted from lower sales commissions driven by product and geographic sales mix.
Operating income (loss) decreased by $3.7 million to an operating loss of $0.3 million for the three months ended June 30, 2014, primarily due to a $4.3 million reduction in gross profit, partially offset by $0.6 million lower SEG&A expenses.

Six months ended June 30, 2014 vs. six months ended June 30, 2013
Total orders increased by $19.7 million, or 27%, for the six months ended June 30, 2014, largely due to a $13.6 million increase in orders to the Asia Pacific market, a $9.4 million increase in U.S. industrial orders and a favorable foreign currency impact of $1.7 million, offset by a $7.8 million decrease in orders to the European market, largely due to the impact of two large orders in the second quarter of 2013.
Net sales decreased by $8.5 million, or 13%, for the six months ended June 30, 2014, primarily driven by a $10.1 million reduction in unit volumes, largely due to the deferral of certain unit shipments until the second half of 2014, as well as unfavorable pricing and product mix impacts. This reduction was partially offset by a $2.8 million favorable foreign currency impact.
Cost of sales decreased by $2.6 million for the six months ended June 30, 2014, largely due to a $8.2 million reduction from lower unit volumes. This decrease was offset by an unfavorable foreign currency impact of $2.4 million, as well as unfavorable product mix, primarily driven by a higher number of low-margin unit shipments to European markets than in the prior year. Also contributing to the increase in cost of sales was the impact of operational inefficiencies associated with the implementation of manufacturing facility investments and plant design improvements. Gross margin for the six months ended June 30, 2014 was 15.0% compared to 21.9% in the prior year, largely due to lower unit volumes, operational inefficiencies, and a higher proportion of sales to markets where the Company realizes lower margins.
SEG&A expenses decreased by $0.7 million for the six months ended June 30, 2014. The decrease primarily resulted from lower sales commissions driven by lower product sales and geographic sales mix.
Operating income (loss) decreased by $5.2 million to an operating loss of $1.1 million for the six months ended June 30, 2014, primarily due to a $5.9 million reduction in gross profit, partially offset by $0.7 million of decreased SEG&A expenses.
Backlog was $112.0 million at June 30, 2014 compared to $87.3 million at June 30, 2013. The increase of $24.7 million, or 28%, was primarily due to strong orders in the Asia Pacific region and U.S. industrial markets during 2014, and the effects of deferred unit shipments to the second half of 2014.
Corporate Expenses
Corporate operating expenses were $6.4 million and $4.6 million for the three months ended June 30, 2014 and 2013, respectively. The increase primarily related to an aggregate increase of $0.6 million in incentive compensation and stock-based compensation expense, an unfavorable impact of $0.6 million within restructuring activity and higher medical expense.
Corporate operating expenses were $12.3 million and $11.4 million for the six months ended June 30, 2014 and 2013, respectively. The increase primarily related to an aggregate increase of $1.5 million in incentive compensation and stock-based compensation expense and an unfavorable impact of $0.6 million from restructuring activity, partially offset by a $0.6 million decrease in pension expense, as well as lower professional services and information technology expenses.
Seasonality of Company’s Business
Certain of the Company’s businesses are susceptible to the influences of seasonal buying or delivery patterns. The Company tends to have lower sales in the first calendar quarter compared to other quarters as a result of these influences.

Financial Condition, Liquidity and Capital Resources
The Company uses its cash flows from operations to fund growth and to make capital investments that sustain its operations, reduce costs, or both. Beyond these uses, remaining cash is used to pay down debt, repurchase shares, fund dividend payments, and make pension contributions. In the absence of significant unanticipated cash demands, we believe that the Company's existing cash balances, as well as cash flows from operations and available borrowings under our Senior Secured Credit Facility will provide sufficient funds for these purposes.
The Company’s cash and cash equivalents totaled $24.2 million and $23.8 million as of June 30, 2014 and December 31, 2013, respectively. As of June 30, 2014, $12.7 million of cash and cash equivalents was held by foreign subsidiaries. Cash and cash equivalents held by subsidiaries outside the United States is held primarily in the currency of the country in which it is located. This cash is used to fund the operating activities of our foreign subsidiaries and for further investment in foreign operations. Generally, we consider such cash to be permanently reinvested in our foreign operations and our current plans do not demonstrate a need to repatriate such cash to fund U.S. operations. However, in the event that these funds were needed to fund U.S. operations or to satisfy U.S. obligations, they could be repatriated. The repatriation of these funds may then cause us to incur additional U.S. income tax expense, which would be dependent on income tax laws and other circumstances at the time any such amounts were repatriated.
Net cash provided by continuing operating activities totaled $23.7 million and $10.9 million in the six months ended June 30, 2014 and 2013, respectively. The increase in cash generated in the six months ended June 30, 2014, compared to the same period of the prior year is largely the result of higher earnings.
Net cash of $2.3 million was used for continuing investing activities in the six months ended June 30, 2014, compared with a $7.0 million net cash usage in the prior year period. Capital expenditures in the six months ended June 30, 2014 and 2013 were $9.4 million and $9.5 million, respectively. In the current year period, the Company received $7.0 million from the escrow associated with the FSTech Group divestiture. The Company also received $1.5 million of proceeds from the sale of properties and equipment in the first half of 2013.
Net cash of $20.9 million was used in continuing financing activities in the six months ended June 30, 2014, compared with $14.8 million in the prior year. In the current year period, the Company used cash to pay down a net $20.0 million on its revolving credit facility and $1.4 million on its Term Loan. The Company also repurchased $3.3 million of treasury stock and funded cash dividends of $1.9 million in the six months ended June 30, 2014. These financing cash outflows were offset by borrowings of $5.0 million on the Company's non-U.S. line of credit and $1.1 million of proceeds from stock option exercises. In the prior year period, the Company utilized cash to reduce its debt by $9.5 million and paid $6.2 million of debt financing fees associated with its 2013 debt refinancing.
The Company uses the ratio of total debt to adjusted EBITDA as one measure of its long-term financial stability. The ratio of debt to adjusted EBITDA represents total debt divided by the trailing 12-month total of income from continuing operations before interest expense, debt settlement charges, other expense, income tax provision, and depreciation and amortization expense. The Company uses the ratio to calibrate the magnitude of its debt and its debt capacity against adjusted EBITDA, which is used as an operating performance measure. We believe that investors use a version of this ratio in a similar manner. In addition, financial institutions (including the Company’s lenders) use the ratio in connection with debt agreements to set pricing and covenant limitations. For these reasons, the Company believes that the ratio is a meaningful metric to investors in evaluating the Company’s long-term financial performance and stability. Other companies may use different methods to calculate total debt to EBITDA. The following table summarizes the Company’s ratio of total debt to adjusted EBITDA, and reconciles income from continuing operations to adjusted EBITDA as of and for the trailing 12-month periods ended June 30, 2014 and 2013:

	Trailing Twelve Months Ending June 30,
(in millions)	2014	2013
Total debt	$75.5	$144.2

Income from continuing operations	68.1	126.0
Add:
Interest expense	4.5	17.1
Debt settlement charges	—	10.6
Other expense, net	0.5	0.2
Income tax (benefit) expense	3.9	(98.2)
Depreciation and amortization	14.6	13.6
Adjusted EBITDA	$91.6	$69.3

Total debt to adjusted EBITDA ratio	0.8	2.1
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
As of June 30, 2014, there was no cash drawn and $26.4 million of undrawn letters of credit under the $150.0 million revolving credit facility portion of the Senior Secured Credit Facility, with $123.6 million of net availability for borrowings.
As of June 30, 2014, $5.0 million was drawn against the Company’s non-U.S. lines of credit which provide for borrowings up to $13.8 million.
The Senior Secured Credit Facility requires the Company to comply with financial covenants related to the maintenance of a minimum fixed charge coverage ratio and maximum leverage ratio. The financial covenants are measured at each fiscal quarter-end. Restricted payments, including dividends, shall be permitted only if the pro-forma leverage ratio after giving effect to such payment is less than 3.25x, pro-forma compliance after giving effect to such payment is maintained for all other financial covenants and there are no existing defaults under the Senior Secured Credit Facility. The Company was in compliance with all of its debt covenants as of June 30, 2014.
The Company anticipates that capital expenditures for 2014 will be in the range of $15 million to $20 million. The Company believes that its financial resources and major sources of liquidity, including cash flow from operations and borrowing capacity, will be adequate to meet its operating and capital needs in addition to its financial commitments.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
See Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of our Annual Report on Form 10-K for the year ended December 31, 2013. During the six months ended June 30, 2014, there have been no significant changes in our exposure to market risk.

Item 4. Controls and Procedures
As required by Rule 13a-15 under the Exchange Act, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of June 30, 2014. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2014. As a matter of practice, the Company’s management continues to review and document internal control and procedures for financial reporting. From time to time, the Company may make changes aimed at enhancing the effectiveness of the controls and ensuring that the systems evolve with the business. During the three months ended June 30, 2014, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

•	The Company is in compliance with the quarterly consolidated total leverage ratio and consolidated fixed charge coverage ratio, as defined therein.
Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (1)
April 2014 (3/30/14 - 5/3/14)	—	$—	—	$15,000,000
May 2014 (5/4/14 - 5/31/14)	232,475	14.1010	232,475	11,721,870
June 2014 (6/1/14 - 6/28/14)	—	—	—	11,721,870

(1)	On April 22, 2014, the Board authorized a share repurchase program of up to $15 million of the Company’s common stock.
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
On July 29, 2014, the Company issued a press release announcing its financial results for the three and six months ended June 30, 2014. The full text of the press release is included as Exhibit 99.1 to this Form 10-Q.

Item 6. Exhibits

10.1*	Form of Nonqualified Stock Option Award Agreement – U.S.

10.2*	Form of Performance Based Restricted Stock Unit Award Agreement – U.S

10.3*	Form of Performance Based Restricted Stock Unit Award Agreement – Non-U.S.

10.4*	Form of Restricted Stock Award Agreement – U.S.

10.5*	Form of Restricted Stock Unit Agreement – Non-U.S.

31.1	CEO Certification under Section 302 of the Sarbanes-Oxley Act.

31.2	CFO Certification under Section 302 of the Sarbanes-Oxley Act.

32.1	CEO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act.

32.2	CFO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act.

99.1	Press Release Dated July 29, 2014.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(a)(3) of Form 10-K.

SIGNATURE
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Signal Corporation

Date:	July 29, 2014	/s/ Brian S. Cooper
Brian S. Cooper
Senior Vice President and Chief Financial Officer (Principal Financial Officer)