Form 10-Q
period 2014-09-30
FEDERAL SIGNAL CORP /DE/
filed 2014-11-05
CIK 277509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
 ___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2014, the number of shares outstanding of the registrant’s common stock was 62,590,931.

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

Part I. Financial Information
Item 1. Financial Statements
FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2014	2013	2014	2013
Net sales	$219.3	$209.3	$654.1	$631.7
Cost of sales	160.9	158.8	490.0	482.6
Gross profit	58.4	50.5	164.1	149.1
Selling, engineering, general and administrative expenses	33.4	31.7	102.5	100.6
Restructuring	0.1	—	—	(0.6)
Operating income	24.9	18.8	61.6	49.1
Interest expense	0.9	1.5	2.8	7.7
Debt settlement charges	—	—	—	8.7
Other expense (income), net	0.3	—	0.6	(0.1)
Income before income taxes	23.7	17.3	58.2	32.8
Income tax (expense) benefit	(8.5)	(0.5)	(18.4)	100.7
Income from continuing operations	15.2	16.8	39.8	133.5
Gain (loss) from discontinued operations and disposal, net of income tax expense (benefit) of $0.0, $(0.3), $0.0, and $(0.1), respectively	0.2	(0.8)	0.1	(0.6)
Net income	$15.4	$16.0	$39.9	$132.9
Basic earnings per share:
Earnings from continuing operations	$0.24	$0.27	$0.63	$2.14
Gain (loss) from discontinued operations and disposal, net of tax	—	(0.01)	—	(0.01)
Net earnings per share	$0.24	$0.26	$0.63	$2.13
Diluted earnings per share:
Earnings from continuing operations	$0.24	$0.26	$0.62	$2.12
Gain (loss) from discontinued operations and disposal, net of tax	—	(0.01)	—	(0.01)
Net earnings per share	$0.24	$0.25	$0.62	$2.11
Weighted average common shares outstanding:
Basic	62.7	62.6	62.8	62.5
Diluted	63.8	63.2	63.8	63.0
Cash dividends declared per common share	$0.03	$—	$0.06	$—
See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2014	2013	2014	2013
Net income	$15.4	$16.0	$39.9	$132.9
Other comprehensive (loss) income:
Change in foreign currency translation adjustment	(9.7)	6.5	(9.3)	2.0
Change in unrecognized actuarial losses related to pension benefit plans, net of income tax expense of $0.7, $1.8, $1.5, and $2.3, respectively	1.4	(1.2)	2.8	4.2
Unrealized net gain (loss) on derivatives, net of income tax expense of $0.1, $0.2, $0.0, and $0.2, respectively	0.2	(0.4)	—	0.1
Total other comprehensive (loss) income	(8.1)	4.9	(6.5)	6.3
Comprehensive income	$7.3	$20.9	$33.4	$139.2
See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
(in millions, except per share data)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$29.1	$23.8
Accounts receivable, net of allowances for doubtful accounts of $1.3 and $2.3, respectively	98.0	95.6
Inventories	131.4	109.8
Prepaid expenses	10.0	12.6
Other current assets	13.2	21.8
Current assets of discontinued operations	1.6	1.9
Total current assets	283.3	265.5
Properties and equipment, net	68.1	63.8
Goodwill	269.2	273.8
Deferred tax assets	18.5	33.1
Deferred charges and other long-term assets	8.7	5.1
Long-term assets of discontinued operations	3.5	3.5
Total assets	$651.3	$644.8
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term borrowings and capital lease obligations	$7.9	$7.4
Accounts payable	53.7	50.5
Customer deposits	17.2	11.2
Accrued liabilities:
Compensation and withholding taxes	27.3	25.7
Other current liabilities	37.0	35.4
Current liabilities of discontinued operations	1.9	2.4
Total current liabilities	145.0	132.6
Long-term borrowings and capital lease obligations	60.7	84.7
Long-term pension and other postretirement benefit liabilities	28.8	36.9
Deferred gain	15.0	16.5
Other long-term liabilities	16.7	17.0
Long-term liabilities of discontinued operations	5.8	6.1
Total liabilities	272.0	293.8
Shareholders’ equity:
Common stock, $1 par value per share, 90.0 shares authorized, 64.1 and 63.8 shares issued, respectively	64.1	63.8
Capital in excess of par value	182.1	177.0
Retained earnings	205.0	168.9
Treasury stock, at cost, 1.5 and 1.0 shares, respectively	(23.5)	(16.8)
Accumulated other comprehensive loss	(48.4)	(41.9)
Total shareholders’ equity	379.3	351.0
Total liabilities and shareholders’ equity	$651.3	$644.8
See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
(in millions)	2014	2013
Operating activities:
Net income	$39.9	$132.9
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) loss on discontinued operations and disposal	(0.1)	0.6
Depreciation and amortization	11.1	10.4
Deferred financing costs	0.3	4.9
Deferred gain	(1.5)	(1.5)
Stock-based compensation expense	4.0	2.3
Pension expense, net of funding	(5.5)	(1.2)
Provision for doubtful accounts	0.1	0.2
Deferred income taxes, including changes in valuation allowance	14.7	(91.3)
Changes in operating assets and liabilities, net of effects of discontinued operations	(18.4)	(20.0)
Net cash provided by continuing operating activities	44.6	37.3
Net cash used for operating activities of discontinued operations	(0.3)	(5.1)
Net cash provided by operating activities	44.3	32.2
Investing activities:
Purchases of properties and equipment	(13.3)	(13.7)
Proceeds from sales of properties and equipment	0.3	2.0
Proceeds from escrow receivable	7.0	—
Decrease in restricted cash	—	1.0
Net cash used for continuing investing activities	(6.0)	(10.7)
Net cash provided by investing activities of discontinued operations	—	—
Net cash used for investing activities	(6.0)	(10.7)
Financing activities:
(Decrease) increase in revolving lines of credit, net	(20.0)	50.0
Decrease in short-term borrowings, net	—	(0.3)
Proceeds from issuance of long-term borrowings	—	75.0
Payments on long-term borrowings	(3.3)	(150.7)
Payments of debt financing fees	—	(6.2)
Purchases of treasury stock	(6.7)	—
Cash dividends paid	(3.8)	—
Proceeds from stock compensation activity	1.8	—
Other, net	(0.6)	1.8
Net cash used for continuing financing activities	(32.6)	(30.4)
Net cash provided by financing activities of discontinued operations	—	—
Net cash used for financing activities	(32.6)	(30.4)
Effects of foreign exchange rate changes on cash and cash equivalents	(0.4)	0.1
Increase (decrease) in cash and cash equivalents	5.3	(8.8)
Cash and cash equivalents at beginning of period	23.8	29.7
Cash and cash equivalents at end of period	$29.1	$20.9
See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

(in millions)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2013	$63.8	$177.0	$168.9	$(16.8)	$(41.9)	$351.0
Net income			39.9			39.9
Total other comprehensive loss					(6.5)	(6.5)
Cash dividends declared			(3.8)			(3.8)
Stock-based payments:
Stock-based compensation		3.4				3.4
Stock option exercises and other	0.3	1.7				2.0
Stock repurchase program				(6.7)		(6.7)
Balance at September 30, 2014	$64.1	$182.1	$205.0	$(23.5)	$(48.4)	$379.3

Balance at December 31, 2012	$63.4	$171.1	$8.9	$(16.4)	$(80.1)	$146.9
Net income			132.9			132.9
Total other comprehensive income					6.3	6.3
Stock-based payments:
Stock-based compensation		2.3				2.3
Stock option exercises and other	0.3	1.8		(0.3)		1.8
Balance at September 30, 2013	$63.7	$175.2	$141.8	$(16.7)	$(73.8)	$290.2
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
Products manufactured and services rendered by the Company are divided into three major operating segments: Environmental Solutions Group, Safety and Security Systems Group, and Fire Rescue Group. The individual operating businesses are organized under each segment because they share certain characteristics, including technology, marketing, distribution, and product application, which create long-term synergies. The Company’s reportable segments are consistent with its operating segments. These segments are discussed in Note 9, Segment Information.
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
In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This update revises the required criteria for reporting disposals as discontinued operations, whereby such disposals must represent strategic shifts that had (or will have) a major effect on an entity’s operations and financial results. The guidance also requires additional disclosures about discontinued operations, including expanded disclosure of any significant ongoing involvement. The new requirements are effective prospectively for all disposals that occur within fiscal years beginning on or after December 15, 2014, and for interim periods within those fiscal years. The Company continues to review the requirements, but does not believe there will be a material impact on its results of operations, financial position, or cash flows when they are adopted.
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

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

NOTE 2 – INVENTORIES
The following table summarizes the components of inventories:

(in millions)	September 30, 2014	December 31, 2013
Raw materials	$51.7	$46.1
Work in progress	31.5	24.3
Finished goods	48.2	39.4
Total inventories	$131.4	$109.8
NOTE 3 – DEBT
The following table summarizes the components of long-term borrowings and capital lease obligations:

(in millions)	September 30, 2014	December 31, 2013
Senior Secured Credit Facility:
Revolving credit facility	$—	$20.0
Term loan	67.5	70.8
Capital lease obligations	1.1	1.3
Total long-term borrowings and capital lease obligations, including current portion	68.6	92.1
Less: Current maturities	7.5	7.0
Less: Current capital lease obligations	0.4	0.4
Total long-term borrowings and capital lease obligations, net	$60.7	$84.7
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
The following table summarizes the carrying amounts and fair values of the Company’s financial instruments:

	September 30, 2014		December 31, 2013
(in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value
Long-term debt (1)	$68.6	$68.6	$92.1	$92.1

(1)
Long-term debt includes current portions of long-term debt and current portions of capital lease obligations of $7.9 million and $7.4 million as of September 30, 2014 and December 31, 2013, respectively.

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
In the second quarter of 2014, the Company executed an amendment to the Senior Secured Credit Facility. The changes resulting from the amendment were primarily administrative in nature, including modifications to facilitate the repurchase of the Company’s common stock. No fees were incurred in connection with executing the amendment, nor were there any changes to financial covenant requirements.
As of September 30, 2014, there was no cash drawn and $26.2 million of undrawn letters of credit under the $150.0 million revolving credit facility portion of the Senior Secured Credit Facility, with $123.8 million of net availability for borrowings.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

As of September 30, 2014, there were no borrowings against the Company’s non-U.S. lines of credit which provide for borrowings of up to $12.9 million.
For the nine months ended September 30, 2014 and 2013, gross borrowings under the Company’s domestic revolving credit facility were $6.5 million and $109.0 million, respectively. For the nine months ended September 30, 2014 and 2013, gross payments under the Company’s domestic revolving credit facility were $26.5 million and $59.0 million, respectively.
The Senior Secured Credit Facility requires the Company to comply with financial covenants related to the maintenance of a minimum fixed charge coverage ratio and maximum leverage ratio. The financial covenants are measured at each fiscal quarter-end. Restricted payments, including dividends, shall be permitted only if the pro forma leverage ratio after giving effect to such payment is less than 3.25x, pro forma compliance after giving effect to such payment is maintained for all other financial covenants, and there are no existing defaults under the Senior Secured Credit Facility. The Company was in compliance with all of its debt covenants as of September 30, 2014.
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
As more fully described within Note 1, Significant Accounting Policies, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, the Company uses a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The fair value of the Swap is derived from a discounted cash flow analysis based on the terms of the contract and the interest rate curve (Level 2 inputs) and measured on a recurring basis in our consolidated balance sheet. At September 30, 2014 and December 31, 2013, the fair value of the Swap, included in deferred charges and other long-term assets on the condensed consolidated balance sheets, was $0.4 million and $0.4 million, respectively, and no ineffectiveness was recorded. During the three and nine months ended September 30, 2014, an unrealized pre-tax gain of $0.3 million and $0.0 million, respectively, was recorded against accumulated other comprehensive income (loss). During the three and nine months ended September 30, 2013, an unrealized pre-tax loss of $0.2 million and an unrealized pre-tax gain of $0.3 million, respectively, was recorded against accumulated other comprehensive income (loss).
NOTE 4 – INCOME TAXES
The Company recognized income tax expense of $8.5 million and $0.5 million for the three months ended September 30, 2014 and 2013, respectively. The Company’s effective tax rate was 35.9% and 2.9% for the three months ended September 30, 2014 and 2013, respectively.
The Company recognized income tax expense of $18.4 million and an income tax benefit of $100.7 million for the nine months ended September 30, 2014 and 2013, respectively. The Company’s effective tax rate was 31.6% and (307.0)% for the nine months ended September 30, 2014 and 2013, respectively.
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
In the first quarter of 2013, the Company had maintained a valuation allowance against its domestic deferred tax assets and adjusted its valuation allowance as deferred tax assets increased or decreased, resulting in effectively no tax expense or benefit being recorded for domestic operations. As a result, the income tax expense in the first quarter of 2013 primarily related to tax expense at the Company’s non-U.S. operations that were not in a cumulative loss position.
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
As the Company no longer maintains a valuation allowance against most domestic tax assets, tax expense has been recognized on domestic earnings, as well as non-U.S. earnings, in the three and nine months ended September 30, 2014.
We continue to evaluate the need to maintain a valuation allowance on certain state and foreign deferred tax assets based on our assessment of whether it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income. The total valuation allowance on state deferred tax assets was $4.1 million and $4.7 million at September 30, 2014 and December 31, 2013, respectively. The total valuation allowance on foreign deferred tax assets, which principally relate to Spanish net operating loss carryforwards, was $4.7 million and $5.1 million at September 30, 2014 and December 31, 2013, respectively. Appropriate consideration is given to all available evidence, both positive and negative, in assessing the need of a valuation allowance.
The Company’s effective tax rate for the nine months ended September 30, 2014 was favorably impacted by a $1.1 million net reduction in unrecognized tax benefits, primarily related to the completion of an IRS audit.
NOTE 5 – PENSIONS
The following table summarizes the components of net postretirement pension expense:

	U.S. Benefit Plan				Non-U.S. Benefit Plans
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2014	2013	2014	2013	2014	2013	2014	2013
Service cost	$—	$—	$—	$—	$0.1	$—	$0.3	$0.1
Interest cost	2.0	1.8	5.9	5.5	0.7	0.7	2.0	1.9
Amortization of actuarial loss	1.3	1.9	3.8	5.6	0.1	0.2	0.3	0.6
Expected return on plan assets	(2.3)	(2.2)	(6.8)	(6.6)	(0.9)	(0.6)	(2.7)	(1.9)
Net postretirement pension expense (benefit)	$1.0	$1.5	$2.9	$4.5	$—	$0.3	$(0.1)	$0.7
During the nine months ended September 30, 2014 and 2013, the Company contributed $7.3 million and $5.3 million to its U.S. defined benefit plan, respectively, and $1.0 million and $1.1 million to its non-U.S. defined benefit plans, respectively.
For the year ended December 31, 2014, the Company expects to contribute up to $8.2 million to the U.S. benefit plan and up to $1.3 million to the non-U.S. benefit plans.
During the nine months ended September 30, 2014, the Company repurchased $6.7 million of its common stock from its U.S benefit plan. The repurchases were made under the share repurchase program further outlined in Note 8, Shareholders’ Equity. At September 30, 2014 and December 31, 2013, total assets of the U.S. benefit plan included 0.5 million and 0.9 million of the Company’s common stock shares, valued at $6.4 million and $13.6 million, respectively. The value of the shares was determined using quoted market prices (Level 1 input).
NOTE 6 – COMMITMENTS AND CONTINGENCIES
Guarantees
The Company provides indemnifications and other guarantees in the ordinary course of business, the terms of which range in duration and often are not explicitly defined. Specifically, the Company is occasionally required to provide letters of credit and bid and performance bonds to various customers, principally to act as security for retention levels related to casualty insurance policies and to guarantee the performance of subsidiaries that engage in export and domestic transactions. At September 30, 2014, the Company had outstanding performance and financial standby letters of credit, as well as outstanding bid and performance bonds, aggregating $46.6 million. If any such letters of credit or bonds are called, the Company would be obligated to reimburse the issuer of the letter of credit or bond. The Company believes the likelihood of any currently outstanding letter of credit or bond being called is remote.

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
The following table summarizes the changes in the Company’s warranty liabilities:

	Nine Months Ended September 30,
(in millions)	2014	2013
Balance at January 1	$8.4	$6.8
Provisions to expense	5.2	7.2
Payments	(5.5)	(6.4)
Balance at September 30	$8.1	$7.6
Environmental Liabilities
Reserves of $1.3 million and $1.4 million related to the environmental remediation of the Pearland, Texas facility are included in liabilities of discontinued operations on the condensed consolidated balance sheets at September 30, 2014 and December 31, 2013, respectively. The facility was previously used by the Company’s discontinued Pauluhn business and manufactured marine, offshore, and industrial lighting products. The Company sold the facility in May 2012. While the Company has not finalized its plans, it is probable that the site will require remediation. The recorded reserves are based on an undiscounted estimate of the range of costs to remediate the site, depending upon the remediation approach and other factors. The Company’s estimate may change in the near term as more information becomes available; however, the costs are not expected to have a material adverse effect on the Company’s results of operations, financial position, or liquidity.
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
On June 25, 2014, a unanimous three-judge panel of the First District Illinois Appellate Court issued its opinion reversing the class certification order of the trial court. Specifically, the Appellate Court determined that the trial court’s ruling failed to satisfy the class-action requirements that the common issues of the firefighters’ claims predominate over the individual issues and that there is an adequate representative for the class. During a status hearing on October 8, 2014, plaintiffs represented to the Court that they would again seek to certify a class of Chicago firefighters on the issue of whether the Company’s sirens were defective and unreasonably dangerous. The Company intends to continue its objections to any attempt at certification.
The Company has also been sued on this issue outside of the Cook County, Illinois venue. Many of these cases have involved lawsuits filed by a single attorney in the Court of Common Pleas, Philadelphia County, Pennsylvania. During 2007 and through 2009, this attorney filed a total of 71 lawsuits, involving 71 plaintiffs in this jurisdiction. Three of these cases were dismissed pursuant to pretrial motions filed by the Company. Another case was voluntarily dismissed. Prior to trial in four cases, the Company paid nominal sums, which included reimbursements of expenses, to obtain dismissals.
Three trials occurred in Philadelphia involving these cases filed in 2007 through 2009. The first trial involving one of these plaintiffs occurred in 2010, when the jury returned a verdict for the plaintiff. In particular, the jury found that the Company’s siren was not defectively designed, but that the Company negligently constructed the siren. The jury awarded damages in the amount of $0.1 million, which was subsequently reduced to $0.08 million. The Company appealed this verdict. Another trial, involving nine Philadelphia firefighter plaintiffs, also occurred in 2010 when the jury returned a defense verdict for the Company as to all claims and all plaintiffs involved in that trial. The third trial, also involving nine Philadelphia firefighter plaintiffs, was completed during 2010 when the jury returned a defense verdict for the Company as to all claims and all plaintiffs involved in that trial.
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
During April through October 2012, 20 new cases were filed in the Court of Common Pleas, Philadelphia County, Pennsylvania. These cases were filed on behalf of 20 Philadelphia firefighters and involve various defendants in addition to the Company. Four of these cases have been dismissed. Trials of eleven plaintiffs have been scheduled for December 1, 2014 and January 19, 2015. During April through July 2013, additional cases were filed in Allegheny County, Pennsylvania. These cases involve 246 plaintiff firefighters from Pittsburgh and various defendants, including the Company. After the Company filed pretrial motions, the Court dismissed claims of 38 Pittsburgh firefighter plaintiffs. During March 2014, an action was brought in the Court of Common Pleas of Erie County, Pennsylvania on behalf of 61 firefighters. This case likewise involves various defendants in addition to the Company. After the Company filed pretrial motions, 20 Erie County firefighter plaintiffs voluntarily dismissed their claims. On September 17, 2014, 20 lawsuits, involving a total of 193 Buffalo Fire Department firefighters, were filed in the Supreme Court of the State of New York, Erie County. Several product manufacturers, including the Company, have been named as defendants in these cases.
Firefighters have also brought hearing loss claims against the Company in New Jersey, Missouri, Maryland, and Kings County, New York. All of those cases, however, were dismissed prior to trial, including four cases in the Supreme Court of Kings County, New York which were dismissed upon the Company’s motion in 2008. On appeal, the New York appellate court affirmed the trial court’s dismissal of these cases. Plaintiffs’ attorneys have threatened to file additional lawsuits. The Company intends to vigorously defend all of these lawsuits, if filed.
The Company’s ongoing negotiations with its insurer, CNA, over insurance coverage on these claims have resulted in reimbursements of a portion of the Company’s defense costs. These reimbursements are recorded as a reduction of corporate operating expenses. For the nine months ended September 30, 2014 and 2013, the Company recorded $0.2 million and $0.4 million of reimbursements from CNA related to legal costs, respectively.
Latvian Commercial Dispute
On June 12, 2014, a Latvian trial court issued a summary ruling against the Company’s Bronto Skylift Oy Ab (“Bronto”) subsidiary in a lawsuit relating to a commercial dispute. The dispute involves a transaction for the 2008 sale of three Bronto units that were purchased by a financing company for lease to a Latvian fire department. The lessor and the Latvian fire department sought to rescind the contract after delivery, despite the fact that an independent third party, selected by the lessor, had certified that the vehicles satisfied the terms of the contract.  The adverse judgment requires Bronto to refund the purchase price and pay interest and attorneys’ fees. The trial court denied the lessor’s claim against Bronto for alleged damages relating to lost lease income.
The Company continues to believe that the claims against Bronto are invalid and that Bronto fully satisfied the terms of the subject contract. Accordingly, on July 30, 2014, the Company filed an appeal with the Civil Chamber of the Supreme Court of Latvia seeking a reversal of the trial court’s ruling. The timing of any appeal hearing with the Supreme Court or outcome is uncertain at this time.
As of September 30, 2014, the Company has not accrued any liability in its financial statements for this lawsuit. In evaluating whether a charge to record a reserve was necessary, the Company analyzed all of the available information, including the legal reasoning applied by the judge of the trial court in reaching its decision. Based on the Company’s analysis, and consultations

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

with external counsel, the Company has assessed the likelihood of a successful appeal to be more likely than not and therefore does not believe that a probable loss has been incurred. In the event that the Company’s appeal of the initial judgment is unsuccessful or not fully successful, the Company would expect to record a charge that could range from zero to approximately $5 million. This range includes estimates of interest that will continue to accrue throughout the appeal process, as well as anticipated legal fees.
NOTE 7 – EARNINGS PER SHARE
Basic earnings per share (“EPS”) is computed by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted EPS is computed based on the weighted average number of shares of common stock outstanding for the period plus the effect of dilutive potential common shares outstanding during the period. Dilutive potential common shares include outstanding stock options, performance-based restricted stock unit awards, and restricted stock units and reflect the potential dilution that could occur if these awards were issued and converted into common stock. We use the treasury stock method to determine the potentially dilutive impact of our employee stock options and restricted stock units, and the contingently issuable method for our performance-based restricted stock unit awards. Options to purchase shares of the Company’s common stock, which had an anti-dilutive effect on EPS, and accordingly, are excluded from the calculation of diluted EPS included 0.5 million and 0.8 million shares for the three months ended September 30, 2014 and 2013, respectively, and 0.5 million and 1.0 million shares for the nine months ended September 30, 2014 and 2013, respectively.
The following table reconciles net income to basic and diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2014	2013	2014	2013
Income from continuing operations	$15.2	$16.8	$39.8	$133.5
Gain (loss) from discontinued operations and disposal, net of tax	0.2	(0.8)	0.1	(0.6)
Net income	$15.4	$16.0	$39.9	$132.9
Weighted average shares outstanding – Basic	62.7	62.6	62.8	62.5
Dilutive effect of common stock equivalents	1.1	0.6	1.0	0.5
Weighted average shares outstanding – Diluted	$63.8	$63.2	63.8	63.0
Basic earnings per share:
Earnings from continuing operations	$0.24	$0.27	$0.63	$2.14
Gain (loss) from discontinued operations and disposal, net of tax	—	(0.01)	—	(0.01)
Net earnings per share	$0.24	$0.26	$0.63	$2.13
Diluted earnings per share:
Earnings from continuing operations	$0.24	$0.26	$0.62	$2.12
Gain (loss) from discontinued operations and disposal, net of tax	—	(0.01)	—	(0.01)
Net earnings per share	$0.24	$0.25	$0.62	$2.11
NOTE 8 – SHAREHOLDERS’ EQUITY
Declaration of Cash Dividend
On April 22, 2014, the Company’s Board of Directors (the “Board”) reinstated the Company’s quarterly cash dividend by declaring a dividend of $0.03 per common share. The dividend totaled $1.9 million and was distributed on June 3, 2014 to holders of record at the close of business on May 13, 2014.
On July 22, 2014, the Board declared a dividend of $0.03 per common share. The dividend totaled $1.9 million and was distributed on September 3, 2014 to holders of record at the close of business on August 12, 2014.
On October 21, 2014, the Board declared a dividend of $0.03 per common share payable on December 2, 2014 to holders of record at the close of business on November 12, 2014.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

Share Repurchase Program
On April 22, 2014, the Board authorized a share repurchase program (the “April 2014 program”) of up to $15.0 million of the Company’s common stock. The April 2014 program is intended primarily to facilitate a reduction in the investment in Company stock within the Company’s U.S. defined benefit pension plan portfolio and to reduce dilution resulting from issuances of stock under the Company’s employee equity incentive programs. During the second quarter of 2014, the Company repurchased 232,475 shares for a total of $3.3 million. During the third quarter of 2014, the Company repurchased an additional 230,150 shares for a total of $3.4 million.
On November 4, 2014, the Board authorized an additional share repurchase program (the “November 2014 program”) of up to $75.0 million of the Company’s common stock. The November 2014 program supplements the prior $15.0 million authorization under the April 2014 program, which remains in effect. The November 2014 program is intended primarily to facilitate opportunistic purchases of Company stock as a means to provide cash returns to shareholders, enhance shareholder returns, and manage the Company’s capital structure.
Under the share repurchase programs, the Company is authorized to repurchase, from time to time, shares of its outstanding common stock in the open market or through privately negotiated transactions. Share repurchases by the Company are subject to market conditions and other factors and may be commenced, suspended or discontinued at any time.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

Accumulated Other Comprehensive Loss
The following tables summarize the changes in each component of accumulated other comprehensive loss, net of tax:

(in millions)	Actuarial Losses	Foreign Currency Translation	Unrealized Gain (Loss) on Derivatives	Total
Balance at July 1, 2014	$(56.7)	$16.4	$—	$(40.3)
Other comprehensive income (loss) before reclassifications	0.6	(9.6)	0.2	(8.8)
Amounts reclassified from accumulated other comprehensive loss (1)	0.8	(0.1)	—	0.7
Net current-period other comprehensive income (loss)	1.4	(9.7)	0.2	(8.1)
Balance at September 30, 2014	$(55.3)	$6.7	$0.2	$(48.4)

Balance at July 1, 2013	$(85.6)	$6.3	$0.6	$(78.7)
Other comprehensive income (loss) before reclassifications	(4.1)	6.3	(0.4)	1.8
Amounts reclassified from accumulated other comprehensive loss (2)	2.9	0.2	—	3.1
Net current-period other comprehensive income (loss)	(1.2)	6.5	(0.4)	4.9
Balance at September 30, 2013	$(86.8)	$12.8	$0.2	$(73.8)

(in millions)	Actuarial Losses	Foreign Currency Translation	Unrealized Gain (Loss) on Derivatives	Total
Balance at January 1, 2014	$(58.1)	$16.0	$0.2	$(41.9)
Other comprehensive income (loss) before reclassifications	0.3	(9.4)	—	(9.1)
Amounts reclassified from accumulated other comprehensive loss (1)	2.5	0.1	—	2.6
Net current-period other comprehensive income (loss)	2.8	(9.3)	—	(6.5)
Balance at September 30, 2014	$(55.3)	$6.7	$0.2	$(48.4)

Balance at January 1, 2013	$(91.0)	$10.8	$0.1	$(80.1)
Other comprehensive income (loss) before reclassifications	(2.7)	2.1	0.1	(0.5)
Amounts reclassified from accumulated other comprehensive loss (2)	6.9	(0.1)	—	6.8
Net current-period other comprehensive income	4.2	2.0	0.1	6.3
Balance at September 30, 2013	$(86.8)	$12.8	$0.2	$(73.8)

(1)
The change in actuarial losses in the three and nine months ended September 30, 2014 includes $1.4 million and $4.1 million, respectively, of actuarial losses that have been included in the computation of net postretirement pension expense for the period.

(2)
The change in actuarial losses in the three and nine months ended September 30, 2013 represents $2.2 million and $6.3 million, respectively, of actuarial losses that have been included in the computation of net postretirement pension expense and $0.7 million and $0.6 million, respectively, of income tax expense largely due to a change in the United Kingdom tax rate that was enacted during the prior year third quarter.

NOTE 9 – SEGMENT INFORMATION
The Company has three major operating segments: Environmental Solutions Group, Safety and Security Systems Group, and Fire Rescue Group. The individual operating businesses are organized under each segment because they share certain characteristics, such as technology, marketing, distribution and product application, which create long-term synergies. The Company’s reportable segments are consistent with its operating segments. The principal activities of these segments are as follows:
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

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

The following tables summarize the Company’s net sales, operating income (loss), and total assets by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2014	2013	2014	2013
Net sales:
Environmental Solutions	$134.1	$113.1	$394.0	$353.1
Safety and Security Systems	59.7	57.6	176.0	172.9
Fire Rescue	25.5	38.6	84.1	105.7
Total net sales	$219.3	$209.3	$654.1	$631.7
Operating income (loss):
Environmental Solutions	$21.5	$12.1	$59.8	$40.6
Safety and Security Systems	9.4	7.0	21.2	16.1
Fire Rescue	(0.2)	3.3	(1.3)	7.4
Corporate and eliminations	(5.8)	(3.6)	(18.1)	(15.0)
Total operating income	24.9	18.8	61.6	49.1
Interest expense	0.9	1.5	2.8	7.7
Debt settlement charges	—	—	—	8.7
Other expense (income), net	0.3	—	0.6	(0.1)
Income before income taxes	$23.7	$17.3	$58.2	$32.8

(in millions)	As of September 30, 2014	As of December 31, 2013
Total assets:
Environmental Solutions	$256.3	$236.0
Safety and Security Systems	214.3	213.4
Fire Rescue	118.2	116.4
Corporate and eliminations	57.4	73.6
Total assets of continuing operations	646.2	639.4
Total assets of discontinued operations	5.1	5.4
Total assets	$651.3	$644.8
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

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

The following tables summarize the changes in the Company’s restructuring reserves, which are included within other current liabilities on the Company’s condensed consolidated balance sheets:

Severance
Balance at December 31, 2013	$1.5
Cash payments	(0.3)
Adjustments	(0.2)
Balance at March 31, 2014	$1.0
Cash payments	(0.5)
Adjustments	0.1
Balance at June 30, 2014	$0.6
Cash payments	(0.3)
Adjustments	0.1
Balance at September 30, 2014	$0.4
NOTE 11 – DISCONTINUED OPERATIONS
The Company retains certain liabilities for operations discontinued in prior years, primarily for environmental remediation and product liability. Included in liabilities of discontinued operations at September 30, 2014 and December 31, 2013 was $1.3 million and $1.4 million, respectively, related to environmental remediation at the Pearland, Texas facility, previously used by the Company’s discontinued Pauluhn business, and $3.6 million and $3.6 million, respectively, relating to estimated product liability obligations of the discontinued North American refuse truck body business.
There were no new discontinued operations in 2013 or in the nine months ended September 30, 2014. For the three and nine months ended September 30, 2014, net gains of $0.2 million and $0.1 million, respectively, were recognized within gain (loss) from discontinued operations and disposal and primarily represented certain adjustments relating to the former Federal Signal Technologies Group (“FSTech”) and other previously discontinued operations. For the three and nine months ended September 30, 2013, net losses of $0.8 million and $0.6 million, respectively, were recognized within gain (loss) from discontinued operations and disposal. The prior year net losses primarily related to expenses associated with special termination benefits provided to certain employees of FSTech that were previously retained to assist with transition services following the sale of FSTech to 3M Company.
In connection with the 2012 sale of FSTech, $22.0 million was placed into escrow as security for indemnification obligations provided by the Company pursuant to the sale agreement. A significant portion of the escrow identified for general indemnification obligations was held for a period of 18 months following the sale date with the remaining general escrow funds to be held for 36 months following the sale date. In the first quarter of 2014, $7.0 million of the escrow identified for general indemnification obligations was released to the Company. The buyer has made a claim against the remaining escrow balance of $0.8 million identified for general indemnification obligations, and the Company is currently investigating the merits of the claim. The net carrying value of the escrow receivable was classified in other current assets at September 30, 2014.
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
Net sales increased by $10.0 million, or 5%, in the three months ended September 30, 2014 as compared to the respective prior-year quarter. Our Environmental Solutions Group continued its strong momentum with net sales increasing by $21.0 million, or 19%. Our Safety and Security Systems Group reported a $2.1 million net sales increase, largely due to increased export sales of outdoor warning systems. These increases were partially offset by a $13.1 million net sales decrease in the Fire Rescue Group, which continues to be impacted by operational challenges that have resulted in certain unit shipments being deferred. The deferrals are largely expected to ship during the fourth quarter of 2014.
For the nine months ended September 30, 2014, net sales increased by $22.4 million, or 4%, compared to the same period of the prior year. The increase was largely driven by continued strength in the Environmental Solutions Group, where net sales increased by $40.9 million, or 12%, coupled with a $3.1 million net sales improvement in the Safety and Security Systems Group. Net sales in the Fire Rescue Group were down $21.6 million, largely due to the aforementioned operational challenges.
Operating income increased by $6.1 million, or 32%, to $24.9 million in the three months ended September 30, 2014 as compared to the respective prior-year quarter. This translated to an improved consolidated operating margin of 11.4%, compared to 9.0% in the prior year. For the nine months ended September 30, 2014, operating income increased by 25% to $61.6 million, reflecting a consolidated operating margin of 9.4% compared to 7.8% in the prior-year period. The increases were primarily attributable to improved operating leverage and increased volumes within our Environmental Solutions Group, which drove improved gross margin, and improved performance within our Safety and Security Systems Group, partially offset by operating losses within our Fire Rescue Group.
The impact of foreign currency rate movements has also come into focus during recent periods for many companies. The impact of currency movements on our financial results is largely mitigated by natural hedges in our operations. Approximately 65% of our total sales are conducted within the U.S. Almost all sales of product from the U.S. to other parts of the world are denominated in U.S. dollars. Sales from and within other currency zones are predominantly in those currencies. Management estimates that a 10% appreciation of the U.S. dollar against other currencies would reduce full-year net sales by less than 2% and operating income by approximately 1%.
Income before income taxes increased by $6.4 million, or 37%, to $23.7 million for the three months ended September 30, 2014 as compared to the respective prior-year quarter. The increase was driven by the improvement in operating income, combined with a $0.6 million reduction in interest expense which resulted from lower debt levels.
For the nine months ended September 30, 2014, income before income taxes was $58.2 million, representing a $25.4 million, or 77%, improvement compared to the respective prior-year period. The increase was primarily driven by a $12.5 million improvement in operating income, a $4.9 million reduction in interest expense which resulted from lower debt levels and lower interest rates on borrowings, and the absence of $8.7 million of debt settlement charges that were incurred in connection with our prior-year debt refinancing.

Net income from continuing operations for the three and nine months ended September 30, 2014 was also impacted by increased income tax expense. In the second quarter of the prior year, the Company determined that it was no longer necessary to maintain a valuation allowance against most domestic tax assets. In connection with that determination, an income tax benefit of $102.4 million was recognized in the second quarter of 2013. As a result of no longer maintaining a valuation allowance against domestic deferred tax assets, tax expense has been recognized on domestic earnings, as well as non-U.S. earnings, in the three and nine months ended September 30, 2014. The effective tax rate for the third quarter of 2014 was 35.9%, somewhat higher than the rate for first six months of 2014, which was favorably impacted by a net reduction in unrecognized tax benefits, primarily related to the completion of an IRS audit. The higher rate is also linked to a change in the mix of forecast earnings, with an increased concentration of earnings to jurisdictions with higher tax rates. Management continues to expect its full-year effective tax rate to be approximately 32% to 33%. In addition, it is reasonably possible that the Company may release all or a portion of its valuation allowance against deferred tax assets in Spain during the next twelve months if results continue to improve such that we can determine that the deferred tax assets are more likely than not to be realized.
Total orders increased by 14% and 19% in the three and nine months ended September 30, 2014, respectively. In the three months ended September 30, 2014, orders in the Environmental Solutions and Safety and Security Systems Groups increased by 25% and 10%, respectively. Orders declined in the Fire Rescue Group during the latest three-month period, reflecting normal variances in the timing of orders being received.
In the first nine months of 2014, each of our Groups have seen increased orders, with increases of 27%, 6%, and 14% in the Environmental Solutions, Safety and Security Systems, and Fire Rescue Groups, respectively. Largely as a result of the significant increases in orders in each of our Groups during the first nine months of 2014, our backlog increased by $47.0 million, or 15%, from $305.8 million at December 31, 2013 to $352.8 million at September 30, 2014.
Results of Operations
The following table summarizes our consolidated statements of operations and illustrates the key financial indicators used to assess our consolidated financial results:

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in millions, except per share data)	2014	2013	Change	2014	2013	Change
Net sales	$219.3	$209.3	$10.0	$654.1	$631.7	$22.4
Cost of sales	160.9	158.8	2.1	490.0	482.6	7.4
Gross profit	58.4	50.5	7.9	164.1	149.1	15.0
Selling, engineering, general and administrative expenses	33.4	31.7	1.7	102.5	100.6	1.9
Restructuring	0.1	—	0.1	—	(0.6)	0.6
Operating income	24.9	18.8	6.1	61.6	49.1	12.5
Interest expense	0.9	1.5	(0.6)	2.8	7.7	(4.9)
Debt settlement charges	—	—	—	—	8.7	(8.7)
Other expense (income), net	0.3	—	0.3	0.6	(0.1)	0.7
Income before income taxes	23.7	17.3	6.4	58.2	32.8	25.4
Income tax (expense) benefit	(8.5)	(0.5)	(8.0)	(18.4)	100.7	(119.1)
Income from continuing operations	15.2	16.8	(1.6)	39.8	133.5	(93.7)
Gain (loss) from discontinued operations and disposal, net of tax	0.2	(0.8)	1.0	0.1	(0.6)	0.7
Net income	$15.4	$16.0	$(0.6)	$39.9	$132.9	$(93.0)
Other data:
Operating margin	11.4%	9.0%	2.4%	9.4%	7.8%	1.6%
Diluted earnings per share – Continuing operations	$0.24	$0.26	$(0.02)	$0.62	$2.12	$(1.50)
Total orders	224.8	197.1	27.7	709.9	599.0	110.9
Backlog	352.8	286.5	66.3	352.8	286.5	66.3
Depreciation and amortization	3.8	3.5	0.3	11.1	10.4	0.7

Net sales
Net sales increased by $10.0 million for the three months ended September 30, 2014 compared to the prior-year period. In our Environmental Solutions Group, street sweeper and vacuum truck sales increases of $11.6 million and $8.3 million, respectively, contributed to a $21.0 million improvement. Net sales within the Safety and Security Systems Group increased by $2.1 million largely driven by higher export sales of outdoor warning systems. Partially offsetting these increases was a $13.1 million decrease in net sales within our Fire Rescue Group, representing reduced volumes and the deferral of certain unit shipments.
Net sales increased by $22.4 million for the nine months ended September 30, 2014 compared to the prior-year period, primarily driven by our Environmental Solutions Group, which reported a net sales improvement of $40.9 million. Higher street sweeper sales of $14.2 million reflect continued recovery of demand in municipal markets.Vacuum truck shipments, which contributed $12.9 million to the higher net sales, continue to exceed prior-year levels, largely due to increased production throughput and productivity gains within our manufacturing facilities, resulting in improved sales volumes of hydro-excavation products. There was also nominal net sales improvement in the Safety and Security Systems Group. Partially offsetting these increases were decreased net sales of $21.6 million within the Fire Rescue Group, which was adversely impacted by the aforementioned operational challenges that resulted in the deferral of certain unit shipments.
Cost of sales
Cost of sales increased by $2.1 million for the three months ended September 30, 2014 compared to the prior-year quarter, principally due to increases of $11.3 million within the Environmental Solutions Group predominantly associated with higher unit volumes. These increases were offset by reductions in the Fire Rescue Group, where cost of sales decreased by $9.3 million, largely due to lower volumes.
For the nine months ended September 30, 2014, cost of sales increased by $7.4 million compared to the same period of the prior year. Increases of $19.7 million largely associated with higher unit volumes within the Environmental Solutions Group were partially offset by a net decrease of $11.9 million within our Fire Rescue Group, primarily relating to lower volumes and unfavorable product mix.
Gross profit
For the three and nine months ended September 30, 2014, gross profit increased by $7.9 million and $15.0 million, respectively, compared to the corresponding prior-year periods. Gross margin for the three and nine months ended September 30, 2014 was 26.6% and 25.1%, respectively, up from 24.1% and 23.6%, respectively, in the prior-year periods. The improvement in gross margin was primarily the result of increased volumes that leveraged production capacity, favorable product mix associated with higher sales to industrial customers, and productivity and facilities utilization improvements within our Environmental Solutions Group, together with steady gross margin improvement in our Safety and Security Systems Group. Partially offsetting these improvements was the impact of lower volumes, a higher concentration of sales to lower-margin geographic regions and manufacturing inefficiencies within our Fire Rescue Group.
Selling, engineering, general and administrative expenses
Selling, engineering, general and administrative (“SEG&A”) expenses for the three months ended September 30, 2014 were $1.7 million higher than the prior year. The increase was primarily due to higher expenses within Corporate and the Environmental Solutions Group of $2.2 million and $0.3 million, respectively, which was largely driven by higher incentive and stock-based compensation expense. Partially offsetting these increases was a $0.5 million decrease in our Safety and Security Systems Group that primarily resulted from lower staffing costs.
SEG&A expenses increased by $1.9 million for the nine months ended September 30, 2014 compared to the prior-year period. Higher SEG&A expenses within Corporate and the Environmental Solutions Group of $2.5 million and $2.0 million, respectively, largely resulting from increased employee incentive and stock-compensation expense, were offset by lower expenses of $1.6 million and $1.0 million within the Safety and Security Systems and Fire Rescue Groups, respectively, primarily due to lower staffing costs and sales commission expense.
Operating income
Operating income for the three and nine months ended September 30, 2014 increased by $6.1 million and $12.5 million, or 32% and 25%, respectively, when compared to the same periods in 2013. The increases were primarily attributable to improved operating leverage and increased volumes within our Environmental Solutions Group, which drove improved gross margin, and improved performance in our Safety and Security Systems Group, partially offset by operating losses within our Fire Rescue Group. Operating income for the three and nine months ended September 30, 2014, also included an unfavorable impact of

$0.1 million and $0.6 million, respectively, within restructuring activity.
Interest expense
Compared with the same period of the prior year, interest expense decreased by $0.6 million and $4.9 million, or 40% and 64%, for the three and nine months ended September 30, 2014, respectively, due to significant reductions in debt levels. For the nine months ended September 30, 2014, interest expense further benefited from lower interest rates on borrowings that resulted from our March 2013 debt refinancing.
Income tax (expense) benefit
The Company recognized income tax expense of $8.5 million and $0.5 million for the three months ended September 30, 2014 and 2013, respectively. The Company’s effective tax rate was 35.9% and 2.9% for the three months ended September 30, 2014 and 2013, respectively.
The Company recognized income tax expense of $18.4 million and an income tax benefit of $100.7 million for the nine months ended September 30, 2014 and 2013, respectively. The Company’s effective tax rate was 31.6% and (307.0)% for the nine months ended September 30, 2014 and 2013, respectively.
In the first quarter of 2013, the Company had maintained a valuation allowance against its domestic deferred tax assets and adjusted its valuation allowance as deferred tax assets increased or decreased, resulting in effectively no tax expense or benefit being recorded for domestic operations. As a result, the income tax expense in the first quarter of 2013 primarily related to tax expense at the Company’s non-U.S. operations that were not in a cumulative loss position.
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
As the Company no longer maintains a valuation allowance against most domestic tax assets, tax expense has been recognized on domestic earnings, as well as non-U.S. earnings, in the three and nine months ended September 30, 2014.
The Company’s effective tax rate for the nine months ended September 30, 2014 was also favorably impacted by a $1.1 million net reduction in unrecognized tax benefits, primarily related to the completion of an IRS audit.
For additional information, see Note 4, Income Taxes, to the accompanying condensed consolidated financial statements.
Income from continuing operations
Income from continuing operations for the three and nine months ended September 30, 2014 decreased by $1.6 million and $93.7 million, respectively, when compared to the same period of the prior year, largely due to increased income tax expense, partially offset by improved operating income and reduced interest expense, as further explained above. For the nine months ended September 30, 2014, income from continuing operations was also positively impacted by the absence of $8.7 million of debt settlement charges incurred in connection with our prior year debt refinancing.
Gain (loss) from discontinued operations and disposal
There were no new discontinued operations in 2013 or in the nine months ended September 30, 2014. For the three and nine months ended September 30, 2014, net gains of $0.2 million and $0.1 million, respectively, were recognized within gain (loss) from discontinued operations and disposal. These gains primarily represented certain adjustments relating to FSTech and other previously discontinued operations. For the three and nine months ended September 30, 2013, net losses of $0.8 million and $0.6 million, respectively, were recognized within gain (loss) from discontinued operations and disposal. The prior year net losses primarily related to expenses associated with special termination benefits provided to certain employees of FSTech that were previously retained to assist with transition services following the sale of FSTech to 3M Company.

Orders
Three months ended September 30, 2014 vs. three months ended September 30, 2013
Total orders increased by $27.7 million, or 14%, for the three months ended September 30, 2014. The increase was primarily driven by improved orders of sewer cleaners, street sweepers and vacuum trucks, which contributed to increased total orders of $27.9 million, or 25%, within our Environmental Solutions Group. Orders within our Safety and Security Systems Group were up $5.7 million, or 10%, as compared to the prior-year period. Lower orders in the Asia Pacific and European markets drove a decrease in orders of $5.9 million, or 21%, within our Fire Rescue Group.
U.S. municipal and governmental orders increased by 28% primarily resulting from a $11.1 million increase in street sweeper orders, reflecting solid municipal demand and an influx of fleet orders, and a $4.8 million increase in municipal sewer cleaner and vacuum truck orders. Our Safety and Security Systems Group received $4.6 million more U.S. municipal and governmental orders in the quarter, largely due to the timing of large outdoor warning system orders, which were up $3.6 million, as well as a $1.1 million improvement in police market orders.
U.S. industrial orders increased 32%, led by a $15.8 million improvement within our Environmental Solutions Group that consisted primarily of increases in industrial vacuum truck and water blaster orders of $12.6 million and $2.3 million, respectively. Orders were also up $1.3 million in our Fire Rescue Group, reflecting demand for aerial devices in U.S. industrial markets.
Non-U.S. orders decreased by 16% and were largely impacted by a $7.2 million decrease within our Fire Rescue Group, as well as a $4.7 million decrease within our Environmental Solutions Group. The latter was primarily due to large municipal export orders for street sweepers that were recorded in the prior-year period.
Nine months ended September 30, 2014 vs. nine months ended September 30, 2013
Total orders increased by $110.9 million, or 19%, for the nine months ended September 30, 2014 and resulted from improved orders across all three of our operating segments, most notably within our Environmental Solutions Group, where improved orders of street sweepers, sewer cleaners and vacuum trucks drove an $86.9 million, or 27%, increase in orders. Orders in our Fire Rescue and Safety and Security Systems Groups were up $13.8 million, or 14%, and $10.2 million, or 6%, respectively.
U.S. municipal and governmental orders increased by 31%, primarily resulting from a $41.9 million increase in street sweeper orders, reflecting an influx of fleet orders from major municipalities, and a $13.7 million increase in municipal sewer cleaner and vacuum truck orders. U.S. municipal and governmental orders were also up $5.6 million in our Safety and Security Systems Group, primarily due to improved orders to police markets and higher outdoor warning system orders.
U.S. industrial orders increased by 22%, driven by a $19.4 million improvement in industrial vacuum truck orders, as well as a $10.6 million increase within our Fire Rescue Group.
Non-U.S. orders increased by 5% and were positively impacted by a $5.4 million increase within our Safety and Security Systems Group, reflecting improved order intake within our European public safety markets, coupled with increases of $3.2 million and $3.1 million in our Fire Rescue and Environmental Solutions Groups, respectively.
Backlog
Backlog was $352.8 million at September 30, 2014 compared to $286.5 million at September 30, 2013. The increase of $66.3 million, or 23%, was primarily due to significant street sweeper orders, largely as a result of significant fleet orders. Further increasing backlog were strong orders for our Fire Rescue products during 2014, coupled with the effect of deferred unit shipments.

Environmental Solutions
The following table summarizes the Environmental Solutions Group’s operating results as of and for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in millions)	2014	2013	Change	2014	2013	Change
Net sales	$134.1	$113.1	$21.0	$394.0	$353.1	$40.9
Operating income	21.5	12.1	9.4	59.8	40.6	19.2
Operating data:
Operating margin	16.0%	10.7%	5.3%	15.2%	11.5%	3.7%
Total orders	$140.1	$112.2	$27.9	$406.3	$319.4	$86.9
Backlog	211.6	169.9	41.7	211.6	169.9	41.7
Depreciation and amortization	1.7	1.5	0.2	4.9	4.5	0.4
Three months ended September 30, 2014 vs. three months ended September 30, 2013
Total orders increased by $27.9 million, or 25%, for the three months ended September 30, 2014. U.S. orders increased $32.6 million, or 35%, largely due to increased orders for sewer cleaners of $11.0 million, street sweepers of $10.0 million, vacuum trucks of $8.2 million, and waterblasters of $2.3 million. Orders for sewer cleaners continue to improve due to strengthening U.S. municipal markets, and improved vacuum truck orders are inclusive of demand for hydro-excavation products with applications in the industrial oil and gas markets. Street sweeper orders benefited from significant fleet orders, representing both pent up demand and the timing of large orders. Non-U.S. orders decreased by $4.7 million, or 24%, compared to the prior year. Decreased orders in the Middle East of $5.6 million, primarily the result of a large municipal export order for street sweepers in the prior year, were partially offset with improvements in Central and South America, as well as Canada.
Net sales increased by $21.0 million, or 19%, for the three months ended September 30, 2014. U.S. sales increased $18.7 million, or 20%, primarily driven by increased shipments of street sweepers of $12.5 million and vacuum trucks of $8.2 million. The increase in street sweeper shipments reflects recent strong order intake and demand from U.S. municipal markets. Vacuum truck shipments continue to exceed prior-year levels, largely due to increased production throughput and productivity improvements within our manufacturing facilities. These improvements have contributed to increased sales of hydro-excavator products, which are primarily used within industrial markets, and tend to have a favorable mix impact on overall results. Non-U.S. sales increased $2.3 million primarily due to increased shipments of sewer cleaners to the Middle East, Central America and South America.
Cost of sales increased by $11.3 million for the three months ended September 30, 2014. The increase was predominantly attributable to higher sales volumes, which drove a $12.8 million increase in cost of sales, partially offset by $1.5 million resulting from favorable product mix and productivity improvements. Gross margin for the three months ended September 30, 2014 improved to 24.0% from 19.9% in the prior year largely due to increased volumes along with the effects of productivity and manufacturing facilities utilization improvements, favorable product mix associated with increased shipments to industrial customers, and improved pricing.
SEG&A expenses increased by $0.3 million for the three months ended September 30, 2014. The increase in SEG&A expenses largely resulted from higher employee incentive and stock-based compensation expense, and an increase in sales commission expense of $0.2 million.
Operating income increased by $9.4 million, or 78%, for the three months ended September 30, 2014. The increase in operating income was the result of higher gross profit of $9.7 million, primarily attributable to operating leverage and increased volumes, partially offset by a $0.3 million increase in SEG&A expenses.
Nine months ended September 30, 2014 vs. nine months ended September 30, 2013
Total orders increased by $86.9 million, or 27%, for the nine months ended September 30, 2014. U.S. orders increased $83.8 million, or 32%, largely due to an increase in orders for street sweepers of $38.9 million, sewer cleaners of $22.4 million, vacuum trucks of $13.4 million, and waterblasters of $4.6 million. Street sweeper orders benefited from solid municipal demand and an influx of fleet orders, including significant orders from major municipalities. Orders for sewer cleaners continue to improve due to strengthening U.S. municipal markets, and improved vacuum truck orders are inclusive of demand for hydro-excavation products with applications in the industrial oil and gas markets. Non-U.S. orders increased by $3.1 million compared to the prior year as a result of increased orders in the Middle East of $7.0 million, which were largely driven by a large fleet order of street sweepers during the second quarter of 2014. Partially offsetting the increase were significant prior-

year street sweeper orders in Canada.
Net sales increased by $40.9 million, or 12%, for the nine months ended September 30, 2014. U.S. sales increased $31.8 million, primarily driven by increased shipments of vacuum trucks and street sweepers of $13.4 million and $12.2 million, respectively. Vacuum truck shipments continue to exceed prior-year levels, largely due to increased production throughput and productivity improvements within our manufacturing facilities which have facilitated increased sales of hydro-excavator products. Sales of street sweepers continued to improve as demand within the municipal market recovers. Non-U.S. sales increased $9.1 million, or 15%, primarily due to increased street sweeper, sewer cleaner, and vacuum truck shipments to Canada, partially offset by a large sale of vacuum trucks to a customer in the Asia Pacific market during the second quarter of 2013. Total unit shipment volumes increased, and were further benefited by favorable year-over-year product mix due to increased shipments to industrial customers.
Cost of sales increased by $19.7 million for the nine months ended September 30, 2014, primarily due to a $20.8 million increase resulting from higher sales volumes, partially offset by favorable product mix and productivity improvements of $1.1 million. Gross margin for the nine months ended September 30, 2014 improved to 23.2% from 19.9% in the prior year largely due to favorable product mix associated with higher sales to industrial customers, including increased shipments of hydro-excavation products, as well as productivity and manufacturing facilities utilization improvements.
SEG&A expenses increased by $2.0 million for the nine months ended September 30, 2014. The higher SEG&A expenses were largely the result of a $1.3 million increase in employee incentive and stock-based compensation expense, and higher sales commission expense of $0.3 million.
Operating income increased by $19.2 million, or 47%, for the nine months ended September 30, 2014. The increase in operating income was a result of higher gross profit of $21.2 million, primarily attributable to operating leverage and favorable product mix, partially offset by a $2.0 million increase in SEG&A expenses.
Backlog was $211.6 million at September 30, 2014, up 25% compared to $169.9 million at September 30, 2013. Backlog increased for street sweepers by $41.0 million, largely as a result of significant fleet orders, while backlog for sewer cleaners and vacuum trucks remained consistent with the prior period, reflecting the measures taken to increase production capacity to manage sewer cleaner backlog and shorten lead times for vacuum trucks.
Safety and Security Systems
The following table summarizes the Safety and Security Systems Group’s operating results as of and for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in millions)	2014	2013	Change	2014	2013	Change
Net sales	$59.7	$57.6	$2.1	$176.0	$172.9	$3.1
Operating income	9.4	7.0	2.4	21.2	16.1	5.1
Operating data:
Operating margin	15.7%	12.2%	3.5%	12.0%	9.3%	2.7%
Total orders	$62.4	$56.7	$5.7	$189.4	$179.2	$10.2
Backlog	40.6	36.3	4.3	40.6	36.3	4.3
Depreciation and amortization	1.2	1.0	0.2	3.4	3.1	0.3
Three months ended September 30, 2014 vs. three months ended September 30, 2013
Total orders increased by $5.7 million, or 10%, for the three months ended September 30, 2014. U.S. orders increased by $4.3 million, or 12%, primarily due to a $3.6 million increase in orders within our outdoor warning systems markets due to the timing of large orders received in the third quarter of 2014, as well as increased orders of $1.1 million and $0.8 million within our police and non-emergency vehicle markets, respectively. These increases were partially offset by a decline in orders of $1.2 million into our industrial markets due to softer market demand and fewer large orders than in the prior-year quarter. Non-U.S. orders increased by $1.4 million for the three months ended September 30, 2014. The increased orders largely resulted from a $1.2 million increase in industrial systems orders, which were primarily related to international oil and gas markets, as well as $0.4 million of additional orders for outdoor warning systems.
Net sales increased by $2.1 million, or 4%, for the three months ended September 30, 2014. U.S. sales decreased by $1.4 million, primarily driven by $1.8 million of lower sales into industrial markets due to soft market demand, and $1.2 million of decreased sales of outdoor warning systems due to the timing of large orders. These decreases were partially offset by increased industrial systems sales of $0.9 million, as well as higher sales into our fire and non-emergency vehicle markets. Non-U.S. sales increased by $3.5 million driven by large export shipments of outdoor warning systems in 2014 in comparison to minimal activity in the prior year.
Cost of sales increased $0.1 million for the three months ended September 30, 2014. This comparison was favorably impacted by reduced manufacturing costs, improved manufacturing productivity, and favorable fixed cost absorption resulting from improved sales volumes. Gross margin for the three months ended September 30, 2014 improved to 36.9% from 34.7% in the prior year as a result of these factors, coupled with moderate pricing gains realized in 2014.
SEG&A expenses decreased by $0.5 million for the three months ended September 30, 2014 largely due to lower staffing costs, reductions in discretionary spending, and decreased sales commissions primarily driven by sales mix.
Operating income increased $2.4 million, or 34%, for the three months ended September 30, 2014 largely due to a $2.0 million improvement in gross profit, along with the $0.5 million decrease in SEG&A expenses, partially offset by a $0.1 million adjustment to restructuring reserves.
Nine months ended September 30, 2014 vs. nine months ended September 30, 2013
Total orders increased by $10.2 million, or 6%, for the nine months ended September 30, 2014. U.S. orders increased by $4.8 million, including increases of $2.6 million and $1.4 million within the police and non-emergency vehicle markets, respectively. Orders for outdoor warning systems increased by $2.4 million due to the receipt of several large orders in 2014. These increases were partially offset by decreased orders for industrial products. Non-U.S. orders increased by $5.4 million primarily due to a $4.5 million improvement in orders within our European public safety markets and receipt of a large industrial systems order within our international oil and gas market. These increases were partially offset by a $1.9 million decrease in orders into international coal markets, as well as decreased orders for outdoor warning systems.
Net sales increased by $3.1 million, or 2%, for the nine months ended September 30, 2014. U.S. sales decreased by $1.6 million, largely due to $4.8 million in lower sales of outdoor warning systems, which were impacted by the completion of significant orders in the municipal and military markets in the prior year, as well as decreased sales of industrial products due to slow demand. This decrease was partially offset by a $4.2 million increase into our U.S. public safety markets due to improved flow of large orders. Non-U.S. sales increased $4.7 million primarily due to a $3.1 million improvement within our European public safety markets, which benefited from multiple large orders shipped during 2014. In addition, non-U.S. sales benefited from an increase of $3.0 million for international outdoor warning systems due to two large sales into the Middle East in 2014, as well as the effects of favorable foreign currency of $0.7 million. Partially offsetting these increases were lower sales into other international public safety markets and coal markets.
Despite increased sales of $3.1 million, cost of sales decreased $0.4 million for the nine months ended September 30, 2014. The reduction resulted from lower manufacturing costs, productivity gains, and favorable fixed cost absorption as a result of improved sales volumes. Also contributing to the lower cost of sales in the nine months ended September 30, 2014 was the absence of expenses incurred in the prior year in connection with an enterprise-resource planning implementation. Gross margin for the nine months ended September 30, 2014 improved to 33.9% from 32.4% in the prior year as a result of these factors, coupled with moderate pricing gains and favorable product mix realized in 2014.
SEG&A expenses decreased by $1.6 million for the nine months ended September 30, 2014 due to decreased sales commissions related to sales mix, lower staffing costs attributable to prior restructuring activities, and reductions in discretionary spending.
Operating income increased $5.1 million, or 32%, for the nine months ended September 30, 2014 largely due to a $3.5 million improvement in gross profit and $1.6 million decrease in SEG&A expenses.
Backlog was $40.6 million at September 30, 2014 compared to $36.3 million at September 30, 2013. The increase of $4.3 million is primarily due to large orders recorded in the first and third quarters of 2014 with anticipated shipment dates extending into the fourth quarter of 2014 and early 2015.

Fire Rescue
The following table summarizes the Fire Rescue Group’s operating results as of and for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in millions)	2014	2013	Change	2014	2013	Change
Net sales	$25.5	$38.6	$(13.1)	$84.1	$105.7	$(21.6)
Operating income (loss)	(0.2)	3.3	(3.5)	(1.3)	7.4	(8.7)
Operating data:
Operating margin	(0.8)%	8.5%	(9.3)%	(1.5)%	7.0%	(8.5)%
Total orders	$22.3	$28.2	$(5.9)	$114.2	$100.4	$13.8
Backlog	100.6	80.3	20.3	100.6	80.3	20.3
Depreciation and amortization	0.9	0.8	0.1	2.6	2.3	0.3
Three months ended September 30, 2014 vs. three months ended September 30, 2013
Total orders decreased by $5.9 million, or 21%, for the three months ended September 30, 2014, largely due to decreased orders of $3.5 million in each of Europe and the Asia Pacific, respectively. Partially offsetting these reductions were increased orders of $1.3 million within U.S. industrial markets.
Net sales decreased by $13.1 million, or 34%, for the three months ended September 30, 2014, primarily driven by reduced volumes of $9.4 million, including shipments of certain units that were deferred, largely in connection with supplier constraints on chassis and specialty cylinders. Also contributing to the reduction in net sales were unfavorable pricing and sales mix impacts of $3.3 million and an unfavorable foreign currency impact of $0.4 million.
Cost of sales decreased by $9.3 million for the three months ended September 30, 2014. The decrease was largely due to lower unit volumes as compared to the prior year, as well as operational inefficiencies associated with the implementation of manufacturing facility investments and plant design improvements. Gross margin for the three months ended September 30, 2014 was 16.5%, compared to 20.7% in the prior year, and was lower largely due to lower unit volumes, a higher proportion of low-margin sales, and the aforementioned operational challenges.
SEG&A expenses decreased by $0.3 million for the three months ended September 30, 2014, primarily as a result of lower sales commission expense.
An operating loss of $0.2 million was incurred in the three months ended September 30, 2014, compared to operating income of $3.3 million in the prior-year quarter. The decrease in operating income was primarily due to a $3.8 million reduction in gross profit, partially offset by $0.3 million of lower SEG&A expenses.
Nine months ended September 30, 2014 vs. nine months ended September 30, 2013
Total orders increased by $13.8 million, or 14%, for the nine months ended September 30, 2014, largely due to a $10.6 million increase in U.S. industrial orders, a $9.3 million increase in the Asia Pacific market, and favorable foreign currency impacts of $3.1 million. Partially offsetting these increases was a $9.2 million decrease in orders to the European market, largely due to the impact of two large orders received in the second quarter of 2013.
Net sales decreased by $21.6 million, or 20%, for the nine months ended September 30, 2014, primarily driven by a $24.2 million reduction related to volumes, largely due to the deferral of certain shipments, offset by a favorable foreign currency impact of $2.3 million.
Cost of sales decreased by $11.9 million for the nine months ended September 30, 2014, largely due to a reduction from lower volumes that equated to $18.7 million. This decrease was offset by an unfavorable foreign currency impact of $2.0 million, product mix effects attributable to a higher number of low-margin unit shipments than in the prior year, as well as operational inefficiencies associated with the implementation of manufacturing facility investments and plant design improvements. Gross margin for the nine months ended September 30, 2014 was 15.5% compared to 21.5% in the prior year, largely due to lower unit volumes, and a higher proportion of sales to markets where the Company realizes lower margins. Further impacting gross margin were operational inefficiencies associated with the implementation of manufacturing facility investments and plant design improvements.
SEG&A expenses decreased by $1.0 million for the nine months ended September 30, 2014. The decrease primarily resulted from lower sales commissions driven by lower product sales and geographic sales mix.

An operating loss of $1.3 million was realized in the nine months ended September 30, 2014, compared to operating income of $7.4 million in the prior-year period. The decrease in operating income was primarily due to a $9.7 million reduction in gross profit, partially offset by $1.0 million of decreased SEG&A expenses.
Backlog was $100.6 million at September 30, 2014 compared to $80.3 million at September 30, 2013. The increase of $20.3 million, or 25%, is primarily due to strong orders in the Asia Pacific region and U.S. industrial markets during 2014, and the effects of deferred unit shipments.
Corporate Expenses
Corporate operating expenses were $5.8 million and $3.6 million for the three months ended September 30, 2014 and 2013, respectively. The increase primarily related to an aggregate increase of $1.6 million in incentive compensation and stock-based compensation expense, linked to the improvement in the Company’s performance, as well as higher medical expense.
Corporate operating expenses were $18.1 million and $15.0 million for the nine months ended September 30, 2014 and 2013, respectively. Improvement in the Company’s performance drove an aggregate increase of $3.0 million in incentive compensation and stock-based compensation expense. Also contributing to the increase was an unfavorable impact of $0.6 million from restructuring activity, partially offset by decreased pension expense, lower professional services costs and information technology expenses.
Seasonality of Company’s Business
Certain of the Company’s businesses are susceptible to the influences of seasonal buying or delivery patterns. The Company tends to have lower sales in the first calendar quarter compared to other quarters as a result of these influences.
Financial Condition, Liquidity and Capital Resources
The Company uses its cash flows from operations to fund growth and to make capital investments that sustain its operations, reduce costs, or both. Beyond these uses, remaining cash is used to pay down debt, repurchase shares, fund dividend payments, and make pension contributions. The Company may also choose to invest in acquisitions of businesses. In the absence of significant unanticipated cash demands, we believe that the Company’s existing cash balances, cash flows from operations and borrowings available under our Senior Secured Credit Facility will provide funds sufficient for these purposes.
The Company’s cash and cash equivalents totaled $29.1 million and $23.8 million as of September 30, 2014 and December 31, 2013, respectively. As of September 30, 2014, $16.7 million of cash and cash equivalents was held by foreign subsidiaries. Cash and cash equivalents held by subsidiaries outside the United States typically are held in the currency of the country in which it is located. This cash is used to fund the operating activities of our foreign subsidiaries and for further investment in foreign operations. Generally, we consider such cash to be permanently reinvested in our foreign operations and our current plans do not demonstrate a need to repatriate such cash to fund U.S. operations. However, in the event that these funds were needed to fund U.S. operations or to satisfy U.S. obligations, they generally could be repatriated. The repatriation of these funds may then cause us to incur additional U.S. income tax expense, which would be dependent on income tax laws and other circumstances at the time any such amounts were repatriated.
Net cash provided by continuing operating activities totaled $44.6 million and $37.3 million in the nine months ended September 30, 2014 and 2013, respectively. The increase in cash generated in the nine months ended September 30, 2014, compared to the same period of the prior year is largely the result of higher operating earnings.
Net cash of $6.0 million was used for continuing investing activities in the nine months ended September 30, 2014, compared with a $10.7 million net cash usage in the prior-year period. Capital expenditures in the nine months ended September 30, 2014 and 2013 were $13.3 million and $13.7 million, respectively. In the current-year period, the Company received $7.0 million from the escrow associated with the FSTech Group divestiture. The Company also received $2.0 million of proceeds from the sale of properties and equipment in the first nine months of 2013.
Net cash of $32.6 million was used in continuing financing activities in the nine months ended September 30, 2014, compared with $30.4 million in the prior year. In the current year period, the Company used cash to pay down a net $20.0 million on its revolving credit facility and $3.3 million on its term loan. The Company also repurchased $6.7 million of treasury stock and funded cash dividends of $3.8 million in the nine months ended September 30, 2014. These financing cash outflows were offset by $1.8 million of proceeds from stock option exercises. In the prior-year period, the Company utilized cash to reduce its debt by $26.0 million and paid $6.2 million of debt financing fees associated with its 2013 debt refinancing.

The Company uses the ratio of total debt to adjusted EBITDA as one measure of its long-term financial stability. The ratio of debt to adjusted EBITDA represents total debt divided by the trailing 12-month total of income from continuing operations before interest expense, debt settlement charges, other expense, income tax benefit or expense, and depreciation and amortization expense. The Company uses the ratio to calibrate the magnitude of its debt and its debt capacity against adjusted EBITDA, which is used as an operating performance measure. We believe that investors use a version of this ratio in a similar manner. In addition, financial institutions (including the Company’s lenders) use the ratio in connection with debt agreements to set pricing and covenant limitations. For these reasons, the Company believes that the ratio is a meaningful metric to investors in evaluating the Company’s long-term financial performance and stability. Other companies may use different methods to calculate total debt to EBITDA. The following table summarizes the Company’s ratio of total debt to adjusted EBITDA, and reconciles income from continuing operations to adjusted EBITDA as of and for the trailing 12-month periods ended September 30, 2014 and 2013:

	Trailing Twelve Months Ending September 30,
(in millions)	2014	2013
Total debt	$68.6	$127.5

Income from continuing operations	66.5	138.4
Add:
Interest expense	3.9	13.4
Debt settlement charges	—	8.7
Other expense, net	0.8	0.4
Income tax expense (benefit)	11.9	(98.7)
Depreciation and amortization	14.9	13.9
Adjusted EBITDA	$98.0	$76.1

Total debt to adjusted EBITDA ratio	0.7	1.7
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
As of September 30, 2014, there was no cash drawn and $26.2 million of undrawn letters of credit under the $150.0 million revolving credit facility portion of the Senior Secured Credit Facility, with $123.8 million of net availability for borrowings.
As of September 30, 2014, there were no borrowings against the Company’s non-U.S. lines of credit which provide for borrowings up to $12.9 million.
The Senior Secured Credit Facility requires the Company to comply with financial covenants related to the maintenance of a minimum fixed charge coverage ratio and maximum leverage ratio. The financial covenants are measured at each fiscal quarter-end. Restricted payments, including dividends, shall be permitted only if the pro forma leverage ratio after giving effect to such payment is less than 3.25x, pro forma compliance after giving effect to such payment is maintained for all other financial covenants and there are no existing defaults under the Senior Secured Credit Facility. The Company was in compliance with all of its debt covenants as of September 30, 2014.
The Company anticipates that capital expenditures for 2014 will approximate $20 million. The Company believes that its financial resources and major sources of liquidity, including cash flow from operations and borrowing capacity, will be adequate to meet its operating and capital needs in addition to its financial commitments.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
See Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of our Annual Report on Form 10-K for the year ended December 31, 2013. During the nine months ended September 30, 2014, there have been no significant changes in our exposure to market risk.

Item 4. Controls and Procedures
As required by Rule 13a-15 under the Exchange Act, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of September 30, 2014. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2014. As a matter of practice, the Company’s management continues to review and document internal control and procedures for financial reporting. From time to time, the Company may make changes aimed at enhancing the effectiveness of the controls and ensuring that the systems evolve with the business. During the three months ended September 30, 2014, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

•	The Company is in compliance with the quarterly consolidated total leverage ratio and consolidated fixed charge coverage ratio, as defined therein.
The Company may declare dividends at current levels under the restricted payment guidelines set forth above.
Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (1)
July 2014 (6/29/14 - 8/2/14)	—	$—	—	$11,721,870
August 2014 (8/3/14 - 8/30/14)	230,150	14.9480	230,150	8,281,588
September 2014 (8/31/14 - 9/27/14)	—	—	—	8,281,588

(1)	On April 22, 2014, the Board authorized a share repurchase program of up to $15 million of the Company’s common stock.
On November 4, 2014, the Board authorized an additional share repurchase program of up to $75 million of the Company’s common stock. This program supplements the April 2014 share repurchase program, which remains in effect.
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
On November 4, 2014, the Board amended and restated the by-laws of the Company, effective October 31, 2014, to add new Article XI, Section 11.1 to designate an exclusive forum for the adjudication of certain disputes. The Amended and Restated By-laws of the Company, as amended to date, are filed as Exhibit 3.2 to this Form 10-Q.
On November 4, 2014, the Board also authorized an additional share repurchase program of up to $75 million of the Company’s common stock. The repurchase program supplements the Board’s prior authorization in April 2014 to repurchase up to $15 million of the Company’s common stock. The newly-authorized program is intended primarily to facilitate purchases of Company stock as a means to provide cash returns to shareholders, enhance shareholder returns and manage the Company’s capital structure. Under the November 2014 share repurchase program, the Company is authorized to repurchase, from time to time, shares of its outstanding common stock in the open market or through privately negotiated transactions. Share repurchases by the Company are subject to market conditions and other factors and may be commenced, suspended or discontinued at any time. The full text of the share repurchase program press release is attached hereto as Exhibit 99.1 to this Form 10-Q.
On November 5, 2014, the Company issued a press release announcing its financial results for the three and nine months ended September 30, 2014. The full text of the third quarter financial results press release is attached hereto as Exhibit 99.2 to this Form 10-Q.

Item 6. Exhibits

3.1	Restated Certificate of Incorporation of the Company. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed April 30, 2010.

3.2	Amended and Restated By-laws of the Company.

31.1	CEO Certification under Section 302 of the Sarbanes-Oxley Act.

31.2	CFO Certification under Section 302 of the Sarbanes-Oxley Act.

32.1	CEO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act.

32.2	CFO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act.

99.1	Share Repurchase Program Press Release Dated November 4, 2014.

99.2	Third Quarter Financial Results Press Release Dated November 5, 2014.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

SIGNATURE
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Signal Corporation

Date:	November 5, 2014	/s/ Brian S. Cooper
Brian S. Cooper
Senior Vice President and Chief Financial Officer (Principal Financial Officer)