Form 10-K
period 2014-12-31
FEDERAL SIGNAL CORP /DE/
filed 2015-03-02
CIK 277509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐        No  ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐        No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑        No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or shorter period that the registrant was required to submit and post such files).    Yes  ☑        No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐	(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑
As of June 28, 2014, the aggregate market value of voting stock held by non-affiliates was $904,812,929. For purposes of the foregoing calculation only, executive officers and directors of the registrant have been deemed to be affiliates.
As of February 28, 2015, the number of shares outstanding of the registrant’s common stock was 62,735,537.
Documents Incorporated By Reference
Portions of the registrant’s definitive proxy statement for the 2015 Annual Meeting of Stockholders to be held on April 28, 2015 are incorporated by reference in Part III.

FEDERAL SIGNAL CORPORATION

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (“Form 10-K”) is being filed by Federal Signal Corporation and its subsidiaries (referred to collectively as the “Company,” “we,” “our” or “us” herein, unless the context otherwise indicates) with the United States (“U.S.”) Securities and Exchange Commission (the “SEC”), and includes comments made by management that may contain words such as “may,” “will,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “project,” “estimate” and “objective” or similar terminology, or the negative thereof, concerning the Company’s future financial performance, business strategy, plans, goals and objectives. These expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995. Forward-looking statements include information concerning the Company’s possible or assumed future performance or results of operations and are not guarantees. While these statements are based on assumptions and judgments that management has made in light of industry experience as well as perceptions of historical trends, current conditions, expected future developments and other factors believed to be appropriate under the circumstances, they are subject to risks, uncertainties and other factors that may cause the Company’s actual results, performance or achievements to be materially different.
These risks and uncertainties, some of which are beyond the Company’s control, include the cyclical nature of the Company’s industrial, municipal, governmental and commercial markets; compliance with domestic and foreign laws and regulations, economic and political uncertainties and foreign currency rate fluctuations; restrictive debt covenants; availability of credit and third-party financing for customers; our ability to anticipate and meet customer demands for new products and product enhancements and the resulting products generating sufficient revenues to justify research and development expenses; our incurrence of restructuring and impairment charges as we continue to evaluate opportunities to restructure our business; highly competitive markets; increased product liability, warranty, recall claims, client service interruptions and other lawsuits and claims; technological advances by competitors; information technology security threats and cyber-attacks; infringement of, or an inability to protect, our intellectual property rights; disruptions in the supply of parts and components from suppliers and subcontractors; attraction and retention of key personnel; disruptions within our dealer network; work stoppages and other labor relations matters; increased pension funding requirements and expenses beyond our control; costs of compliance with environmental and safety regulations; our ability to use net operating loss and tax credit carryforwards to reduce future tax payments; charges related to goodwill; our ability to expand our business through successful future acquisitions and unknown or unexpected contingencies in our business or in businesses acquired by us. These risks and uncertainties include, but are not limited to, the risk factors described under Item 1A, Risk Factors as set forth in Part I, as well as those discussed elsewhere in this Form 10-K. These factors may not constitute all factors that could cause actual results to differ materially from those discussed in any forward-looking statement. The Company operates in a continually changing business environment and new factors emerge from time to time. The Company cannot predict such factors, nor can it assess the impact, if any, of such factors on its financial condition or results of operations. Accordingly, forward-looking statements should not be relied upon as a predictor of actual results. The Company disclaims any responsibility to update any forward-looking statement provided in this Form 10-K.
ADDITIONAL INFORMATION
The Company is subject to the reporting and information requirements of the Exchange Act and, as a result, is obligated to file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other reports and information with the SEC, as well as amendments to those reports. The Company makes these filings available free of charge through our website at www.federalsignal.com as soon as reasonably practicable after such materials are filed with, or furnished to, the SEC. Information on our website does not constitute part of this Form 10-K. In addition, the SEC maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically. All materials that we file with, or furnish to, the SEC may also be read or copied at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

PART I
Item 1.    Business.
Federal Signal Corporation, founded in 1901, was reincorporated as a Delaware corporation in 1969. The Company designs and manufactures a suite of products and integrated solutions for municipal, governmental, industrial and commercial customers. The Company’s portfolio of products includes sewer cleaners, vacuum trucks, street sweepers, waterblasters, safety and security systems, including technology-based products and solutions for the public safety market, and vehicle-mounted aerial platforms. In addition, we sell parts and provide service, repair, equipment rentals and training as part of a comprehensive offering to our customers. Federal Signal Corporation and its subsidiaries operate twelve principal manufacturing facilities in six countries around the world and provide products and integrated solutions to customers in all regions of the world.
Narrative Description of Business
Products manufactured and services rendered by the Company are divided into three major operating segments: the Environmental Solutions Group, the Safety and Security Systems Group and the Fire Rescue Group. The individual operating businesses are organized as such because they share certain characteristics, including technology, marketing, distribution and product application, which create long-term synergies. Corporate contains those items that are not included in our operating segments.
Financial information (net sales, operating income, depreciation and amortization, capital expenditures and total assets) concerning the Company’s three operating segments for each of the three years in the period ended December 31, 2014, is included in Note 13 – Segment Information to the accompanying consolidated financial statements and is incorporated herein by reference. Information regarding the Company’s discontinued operations is included in Note 15 – Discontinued Operations to the accompanying consolidated financial statements and is incorporated herein by reference.
Environmental Solutions Group
Our Environmental Solutions Group is a leading manufacturer and supplier of a full range of street sweeper vehicles, sewer cleaner and vacuum loader trucks, hydro-excavation trucks and high-performance waterblasting equipment. Products are sold to both municipal and industrial customers under the Elgin®, Vactor®, Guzzler® and JetstreamTM brand names. The Group manufactures vehicles and equipment in the U.S.
Under the Elgin brand name, the Company sells a leading U.S. brand of street sweepers primarily designed for large-scale cleaning of curbed streets, parking lots and other paved surfaces utilizing mechanical sweeping, vacuum and recirculating air technology. Vactor is a leading manufacturer of vacuum trucks used to maintain sewer lines, catch basins and storm sewers, as well as hydro-excavation trucks to meet the need for safe and non-destructive excavation. Guzzler is a leader in industrial vacuum loaders used to manage industrial waste or recover and recycle valuable raw materials. Jetstream manufactures high pressure waterblast equipment and accessories for commercial and industrial cleaning and maintenance operations.
In addition to equipment sales, the Group engages in the sale of parts, service and repair, equipment rentals and training as part of a complete offering to its customers under the FS SolutionsSM brand.
Safety and Security Systems Group
Our Safety and Security Systems Group is a leading manufacturer and supplier of comprehensive systems and products that law enforcement, fire rescue, emergency medical services, campuses, military facilities and industrial sites use to protect people and property. Offerings include systems for campus and community alerting, emergency vehicles, first responder interoperable communications and industrial communications, as well as command and municipal networked security. Specific products include vehicle lightbars and sirens, public warning sirens, general alarm systems, public address systems and public safety software. Products are sold under the Federal SignalTM, Federal Signal VAMATM and VictorTM brand names. The Group operates manufacturing facilities in the U.S., Europe and South Africa.
Fire Rescue Group
Our Fire Rescue Group is a leading manufacturer and supplier of sophisticated, vehicle-mounted, aerial platforms for fire fighting, rescue and industrial applications. End customers include fire departments, industrial fire services, electric utilities and maintenance rental companies for applications such as fire fighting and rescue, transmission line maintenance and installation and maintenance of wind turbines. The Group’s telescopic, articulated aerial platforms are designed in accordance with various regulatory codes and standards, such as European Norms (“EN”), National Fire Protection Association (“NFPA”) and American National Standards Institute (“ANSI”). In addition to equipment sales, the Group sells parts, service and training as part of a complete offering to its customers. The Group manufactures in Finland and sells globally under the Bronto Skylift® brand name.
Marketing and Distribution
The Environmental Solutions and Fire Rescue groups use dealer networks and direct sales to service customers generally depending on the type and geographic location of the customer. The Environmental Solutions Group’s direct sales channel concentrates on the industrial, utility and construction market segments, while the dealer networks focus primarily on the municipal markets. Dealer representatives demonstrate the vehicles’ functionalities and capabilities to customers and service the vehicles on a timely basis. The Company believes its national and global dealer networks for vehicles distinguishes it from its competitors.
The Safety and Security Systems Group sells to industrial customers through wholesalers and distributors who are supported by Company sales personnel and/or independent manufacturers’ representatives. Products are also sold to municipal and governmental customers through active independent distributors, as well as through original equipment manufacturers and direct sales. The Company sells comprehensive integrated warning and interoperable communications through a combination of a direct sales force and distributors. International sales are made through the Group’s independent foreign distributors or on a direct basis.
Customers and Backlog
Total orders in 2014 were $957.4 million, of which approximately 38% were to U.S. municipal and governmental customers, 29% were to U.S. commercial and industrial customers and 33% were to non-U.S. customers. No single customer accounted for 10% or more of the Company’s business.
During 2014, the Company’s U.S. municipal and governmental orders increased 21% from 2013, compared to a 2% increase in these orders in 2013 as compared to 2012, primarily driven by improved orders of our street sweeper and sewer cleaner products and solid municipal demand. U.S. commercial and industrial orders in 2014 increased 18% from 2013, compared to an increase of 9% in these orders in 2013 as compared to 2012, largely attributable to higher orders of vacuum trucks, inclusive of hydro-excavation products, as well as increased U.S. orders of our aerial lifts.
During 2014, the Company’s non-U.S. orders increased 5% from 2013, compared to a decrease of 4% in 2013 as compared to 2012. Non-U.S. municipal and governmental markets are similar to the U.S. municipal and governmental market in that they are largely dependent on tax revenues to support spending and orders may be subject to public-entity bid procedures. Improvements in non-U.S. municipal and governmental market segments have more recently lagged those experienced in the U.S. Of the Company’s non-U.S. orders for 2014, approximately 35% were derived from Europe, 20% from Canada, 20% from the Asia Pacific, 18% from the Middle East and Africa and less than 10% from any other particular region.
The Company’s backlog totaled $328.2 million at December 31, 2014 compared to $305.8 million at December 31, 2013. Backlogs vary by Group due to the nature of the Company’s products and buying patterns of its customers. The Environmental Solutions Group experiences an average backlog of four to five months of shipments, the Safety and Security Systems Group typically experiences an average backlog of two months of shipments and the Fire Rescue Group normally experiences an average backlog of five months of shipments, excluding service and maintenance contracts that generally cover a period of more than one year. Production of the Company’s December 31, 2014 backlog is expected to be substantially completed during 2015.
Suppliers
The Company purchases a wide variety of raw materials from around the world for use in the manufacture of its products, although the majority of current purchases are from North American sources. To minimize risks relating to availability, price and quality of key products and components, the Company is party to numerous strategic supplier arrangements. Although certain materials are obtained from either a single-source supplier or a limited number of suppliers, the Company has identified alternative sources to minimize the interruption of its business in the event of supply problems.
Components critical to the production of the Company’s vehicles, such as engines and hydraulic systems, are purchased from a select number of suppliers. The Company also purchases raw and fabricated steel as well as commercial chassis with certain specifications from multiple sources.
The Company believes it has adequate supplies or sources of availability of the raw materials and components necessary to meet its needs. However, there are risks and uncertainties with respect to the supply of certain raw materials and components that could impact their price, quality and availability in sufficient quantities.

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
Within specific product categories and domestic markets, the companies within the Safety and Security Systems Group are among the leaders with between one and four significant competitors and several additional ancillary market participants. The Group’s international market position varies from leader to ancillary participant depending on the geographic region and product line. Generally, competition is intense within all of the Group’s product lines and purchase decisions are made based on competitive bidding, price, reputation, performance and service.
Within the Fire Rescue Group, Bronto Skylift is established as a global leader for aerial platforms used in fire fighting, rescue and industrial applications. Products for these markets typically must be certified to specific qualifications and requirements. Competitor offerings can include trailer-mounted articulated aerials and traditional fire trucks with ladders. Bronto competes on product performance, where it holds technological advantages for its certified products in its designs, materials and production processes.
Research and Development
The Company invests in research to support development of new products and the enhancement of existing products and services. The Company believes this investment is important to maintain and/or enhance its leadership position in key markets. Expenditures for research and development by the Company were $16.6 million in 2014, $11.0 million in 2013 and $10.0 million in 2012, and were reported within selling, engineering, general and administrative expenses.
Patents and Trademarks
The Company owns a number of patents and possesses rights under others to which it attaches importance, but it does not believe that its business as a whole is materially dependent upon any such patents or rights. The Company also owns a number of trademarks, including those listed within the “Narrative Description of Business” section above. We believe these trademarks are important in connection with the identification of our products and associated goodwill with customers, but no material part of the Company’s business is dependent on such trademarks.
Employees
The Company employed approximately 2,700 people in its businesses at December 31, 2014 with the Company’s U.S. hourly workers accounting for approximately 42% of its total workforce. Approximately 24% of the Company’s U.S. hourly workers were represented by unions at December 31, 2014. We believe that our labor relations with our employees are good.
Governmental Regulation of the Environment
The Company believes it substantially complies with federal, state and local provisions that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment. Capital expenditures in 2014 attributable to compliance with such laws were not material. The Company believes that the overall impact of compliance with environmental regulations will not have a material adverse effect on our financial position, results of operations or cash flow.
In May 2012, the Company sold a facility in Pearland, Texas. The facility was previously used by the Company’s discontinued Pauluhn business, which manufactured marine, offshore and industrial lighting products. While the Company has not finalized its plans, it is probable that the site will require remediation. As of December 31, 2014 and 2013, $1.3 million and $1.4 million, respectively, of reserves related to the environmental remediation of the Pearland facility are included in liabilities of discontinued operations on the Consolidated Balance Sheets. The Company’s estimate may change as more information becomes available; however, the costs are not expected to have a material adverse effect on the Company’s results of operations, financial position or cash flow.

Seasonality
Certain of the Company businesses are susceptible to the influences of seasonal buying or delivery patterns. The Company tends to have lower sales in the first quarter compared to other quarters as a result of these influences.
Executive Officers of the Registrant
The following is a list of the Company’s executive officers, their ages, business experience and positions as of February 1, 2015:
Dennis J. Martin, age 64, was appointed President and Chief Executive Officer in October 2010 and was appointed to the Board of Directors in March 2008. Mr. Martin had been an independent business consultant from 2005 to October 2010 and was the Chairman, President and Chief Executive Officer of General Binding Corporation from 2001 to 2005.
Bryan L. Boettger, age 62, was appointed President of Public Safety Systems in May 2011. Mr. Boettger was Vice President of Operations for the Safety and Security Systems Group from 2010 to 2011 and Interim Vice President/General Manager Public Safety Systems and President of Emergency Products Division from 2006 to 2009. On January 20, 2015, the Company announced that Mr. Boettger will retire effective May 31, 2015. Mr. Boettger plans to continue working for the Company in a part-time consulting capacity through December 31, 2015.
Julie A. Cook, age 53, was appointed Vice President, Human Resources in September 2012. Ms. Cook served as Johnson Controls, Inc.’s Director of Human Resources, Building Efficiency Programs and then Vice President of Human Resources, Global Manufacturing, Supply Chain and Communications, from 2010 through 2012. Ms. Cook previously served as the Company’s Environmental Solutions Group Vice President of Human Resources with responsibility for Corporate Human Resources from 2008 through 2010. Ms. Cook was Group Vice President of Human Resources for the Environmental Solutions Group from 2001 to 2007.
Brian S. Cooper, age 58, was appointed Senior Vice President and Chief Financial Officer in May 2013. Prior to joining the Company, Mr. Cooper served as Chief Financial Officer of Westell Technologies, Inc. from 2009 to 2013. Prior to Westell, Mr. Cooper served as Chief Financial Officer of Fellowes, Inc. from 2007 to 2009 and as Senior Vice President and Treasurer of United Stationers Inc. from 2001 to 2007. Prior to joining United Stationers, Mr. Cooper served as Treasurer of Burns International Services Corporation, and held various financial positions during his 12-year tenure with Amoco Corporation.
Ian A. Hudson, age 38, was appointed Vice President and Corporate Controller in August 2013. Prior to joining the Company, Mr. Hudson served as Director of Accounting – Latin America and Asia Pacific at Groupon, Inc. from June 2012 to August 2013. Prior to that role, Mr. Hudson worked at Ernst & Young, LLP from 1998 to 2012, most recently as Senior Audit Manager.
Esa Peltola, age 63, was appointed President of Bronto Skylift Oy Ab in July 2007. Mr. Peltola was Managing Director of Bronto Skylift from 1998 to 2007.
Jennifer L. Sherman, age 50, was appointed Senior Vice President and Chief Operating Officer in April 2014. Since joining the Company in 1994, Ms. Sherman has served in various roles of increasing responsibility, most recently as Senior Vice President, Chief Administrative Officer, General Counsel and Secretary from 2010 to April 2014. Ms. Sherman also served as Senior Vice President, Human Resources, General Counsel and Secretary from 2008 to 2010, and Vice President, General Counsel and Secretary from 2004 to 2008.
These officers hold office until the next annual meeting of the Board of Directors following their election and until their successors have been elected and qualified.
There are no family relationships among any of the foregoing executive officers.
Item 1A.    Risk Factors.
We may occasionally make forward-looking statements and estimates such as forecasts and projections of our future performance or statements of our plans and objectives. These forward-looking statements may be contained in, but are not limited to, filings with the SEC, including this Form 10-K, press releases made by us and oral statements made by our officers. Actual results could differ materially from those contained in such forward-looking statements. Important factors that could cause our actual results to differ from those contained in such forward-looking statements include, but are not limited to, the risks described below.

Our financial results are subject to U.S. economic uncertainty.
In 2014, we generated approximately 65% of our net sales in the U.S. Our ability to be profitable depends heavily on varying conditions in the U.S. governmental and municipal markets, as well as the overall U.S. economy. The industrial markets in which we compete are subject to considerable cyclicality, and move in response to cycles in the overall business environment. Many of our customers are municipal government agencies, and as a result, we are dependent on municipal government spending. Spending by our municipal customers can be affected by local political circumstances, budgetary constraints and other factors. The U.S. government and municipalities depend heavily on tax revenues as a source of spending and accordingly, there is a historical correlation of a one or two-year lag between the condition of the U.S. economy and our sales to the U.S. government and municipalities. Therefore, downturns in the U.S. economy are likely to result in decreases in demand for our products. During previous economic downturns, we experienced decreases in sales and profitability, and we expect our business to remain subject to similar economic fluctuations in the future.
We have international operations that are subject to compliance with domestic and foreign laws and regulations, economic and political uncertainties and foreign currency rate fluctuations.
Our business is subject to fluctuations in demand and changing international economic, legal and political conditions that are beyond our control. In 2014, approximately 35% of our net sales were generated outside the U.S. and we expect a significant portion of our revenues to come from international sales in the foreseeable future. Operating in the international marketplace exposes us to a number of risks, including the need to comply with U.S. and foreign laws and regulations applicable to our foreign operations, such as the Foreign Corrupt Practices Act (the “FCPA”), the U.K. Bribery Act and their counterparts in other foreign jurisdictions in which we operate, restrictive domestic and international trade regulations, including the imposition of tariffs and trade barriers on our products, changes in these laws, regulations and policies by the U.S. and foreign governments, political and economic instability in the jurisdictions in which we operate, foreign receivables collection risk, local labor market conditions, and, in some cases, international hostilities. The costs of compliance with these various laws, regulations and policies can be significant and penalties for non-compliance could significantly impact our business.
To the extent that our international operations are affected by adverse foreign economic or political conditions, we may experience disruptions and losses which could have a material impact on our financial position, results of operations or cash flow. To mitigate the risk of foreign receivables collection, we typically obtain letters of credit from international customers to satisfy concerns regarding the collectibility of amounts billed to customers.
Some of our contracts are denominated in foreign currencies, which exposes us to the risk of fluctuating currency values and exchange rates, hard currency shortages and controls on currency exchange. Changes in the value of foreign currencies over the long term could increase our U.S. dollar costs for, or reduce our U.S. dollar revenues from, our foreign operations. Any increased costs or reduced revenues as a result of foreign currency fluctuations could adversely affect our results of operations.
We are subject to a number of restrictive debt covenants.
In March 2013, we entered into a credit facility with a term ending in March 2018. The proceeds from this credit facility were used to refinance the majority of our then-existing indebtedness. The credit facility contains certain restrictive debt covenants and other customary events of default. Our ability to comply with these restrictive covenants may be affected by the other factors described in this “Risk Factors” section and other factors outside of our control. Failure to comply with one or more of these restrictive covenants may result in an event of default upon which, if not cured by us or waived by our lenders, our lenders may declare all amounts outstanding as due and payable. Such an acceleration of the maturity of our indebtedness may prevent or limit us from engaging in transactions that benefit us, including responding to changing business and economic conditions and taking advantage of attractive business opportunities.
The execution of our growth strategy is dependent upon the continued availability of credit and third-party financing arrangements for our customers.
Economic downturns result in tighter credit markets, which could adversely affect our customers’ ability to secure financing or to secure financing at favorable terms or interest rates necessary to proceed or continue with purchases of our products and services. Our customers’ or potential customers’ inability to secure financing for projects could result in the delay, cancellation or downsizing of new purchases or the suspension of purchases already under contract, which could cause a decline in the demand for our products and services and negatively impact our financial position, results of operations or cash flow.

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
We continue to evaluate opportunities to restructure our business and rationalize our manufacturing operations in an effort to optimize our cost structure. These actions could result in significant charges that could adversely affect our financial condition and results of operations. Future actions could result in restructuring and related charges, including but not limited to impairments, employee termination costs and charges for pension and other postretirement contractual benefits and pension curtailments that could be significant and could have an adverse effect on our financial condition, results of operations or cash flow.
We operate in highly competitive markets.
The markets in which we operate are highly competitive. Many of our competitors have significantly greater financial resources than we do. The intensity of this competition, which is expected to continue, can result in price discounting and margin pressures throughout the industry and may adversely affect our ability to increase or maintain prices for our products. In addition, certain of our competitors may have lower overall labor or material costs. In some cases, our contracts with municipal and other governmental customers are awarded and renewed through competitive bidding. We may not be successful in obtaining or renewing these contracts, which could have an adverse effect on our financial condition, results of operations or cash flow.
We may incur material losses and costs as a result of product liability, warranty, recall claims, client service interruption or other lawsuits or claims that may be brought against us.
We are exposed to product liability and warranty claims in the normal course of business in the event that our products actually or allegedly fail to perform as expected, or the use of our products results, or is alleged to result, in bodily injury and/or property damage. For example, we have been sued by firefighters seeking damages claiming that exposure to our sirens has impaired their hearing and that the sirens are, therefore, defective. In addition, we are subject to other claims and litigation from time to time as further described in the accompanying notes to our consolidated financial statements. We could experience material warranty or product liability costs in the future and incur significant costs to defend ourselves against these claims. While we carry insurance and maintain reserves for product liability claims, our insurance coverage may be inadequate if such claims do arise, and any defense costs and liability not covered by insurance could have a material adverse impact on our financial condition, results of operations or cash flow. A future claim could involve the imposition of punitive damages, the award of which, pursuant to state laws, may not be covered by insurance. In addition, warranty and certain other claims are not typically covered by insurance. Any product liability or warranty issues may adversely impact our reputation as a manufacturer of high quality, safe products and may have a material adverse effect on our business.
Failure to keep pace with technological developments may adversely affect our operations.
We are engaged in an industry that will be affected by future technological developments. The introduction of products or processes utilizing new technologies could render our existing products or processes obsolete or unmarketable. Our success will depend upon our ability to develop and introduce on a timely and cost-effective basis new products, applications and processes that keep pace with technological developments and address increasingly sophisticated customer requirements. We may not be successful in identifying, developing and marketing new products, applications and processes and product or process enhancements. We may experience difficulties that could delay or prevent the successful development, introduction and marketing of product or process enhancements or new products, applications or processes. Our products, applications or processes may not adequately meet the requirements of the marketplace and achieve market acceptance. Our financial condition, results of operations or cash flow could be materially and adversely affected if we were to incur delays in developing new products, applications or processes or product or process enhancements, or if our products do not gain market acceptance.

Increased information technology security threats and more sophisticated cyber-attacks pose a risk to our systems, networks, products and operations.
We have observed a global increase in information technology security threats and more sophisticated cyber-attacks. Our business could be impacted by such disruptions, which in turn could pose a risk to the security of our systems and networks and the confidentiality, accessibility and integrity of information stored and transmitted on those systems and networks. We have adopted measures to prevent cyber-attacks and mitigate potential risks to our systems from these information technology-related disruptions. However, given the unpredictability of the timing, nature and scope of such disruptions, our systems and networks remain potentially vulnerable to attacks. Depending on their nature and scope, such attacks could potentially lead to the compromising of confidential information, misuse of our systems and networks, manipulation and destruction of data, production stoppages and supply shortages, which in turn could adversely affect our reputation, financial condition, results of operations or cash flow.
Infringement of, or an inability to protect, our intellectual property rights could adversely affect our business.
We rely on a combination of patents, trademarks, copyrights, nondisclosure agreements, information technology security systems, physical security and other measures to protect our proprietary intellectual property and the intellectual property of certain customers and suppliers. However, we cannot be certain that our efforts to protect these intellectual property rights will be sufficient. Intellectual property protection is subject to applicable laws in various jurisdictions where interpretations and protections differ or can be unpredictable and costly to enforce. Further, our ability to protect our intellectual property rights may be limited in certain foreign jurisdictions that do not have, or do not enforce, strong intellectual property rights. Any failure to protect or enforce our intellectual property rights could have a material adverse effect on our competitive position, financial condition, results of operations or cash flow.
The inability to obtain raw materials, component parts and/or finished goods in a timely and cost-effective manner from suppliers would adversely affect our ability to manufacture and market our products.
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
We rely on a national and global dealer network to market certain of our products and services. A disruption in our dealer network with a significant dealer or within a specific market could have an adverse impact on our business within the affected market. In addition, the loss or termination of a significant dealer, or significant number of dealers, could cause difficulties in marketing and distributing our products and have an adverse effect on our business, financial condition, results of operations or cash flow.
Our business may be adversely impacted by work stoppages and other labor relations matters.
We are subject to risk of work stoppages and other labor relations matters because a portion of our workforce is unionized. As of December 31, 2014, approximately 24% of our U.S. hourly workers were represented by labor unions and were covered by collective bargaining agreements. Many of these agreements include provisions that limit our ability to realize cost savings. Any strikes, threats of strikes or other organized disruptions in connection with the negotiation of new labor agreements or other negotiations could materially adversely affect our business as well as impair our ability to implement further measures to reduce costs and improve production efficiencies.

Our pension funding requirements and expenses are affected by certain factors outside of our control, including the performance of plan assets, the discount rate used to value liabilities, actuarial assumptions and experience and legal and regulatory changes.
Our funding obligations and pension expense for our defined benefit pension plans are driven by the performance of assets set aside in trusts for these plans, the discount rate used to value the plans’ liabilities, actuarial assumptions and experience and legal and regulatory funding requirements. Changes in these factors could have an adverse impact on our financial condition, results of operations or cash flow. In addition, a portion of our pension plan assets are invested in equity securities, which can experience significant declines if financial markets weaken. The level of the funding of our defined benefit pension plan liabilities was approximately 77% as of December 31, 2014. The current year funding status was impacted by lower discount rates and revised mortality assumptions which project longer life expectancy. Our future pension expenses and funding requirements could increase significantly due to the effect of adverse changes in the discount rate, asset values or the estimated expected return on plan assets. In addition, we could be legally required to make increased cash contributions to the pension plans, and these contributions could be material and negatively affect our cash flow.
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
Our ability to use net operating loss and tax credit carryforwards to reduce future tax payments could be negatively impacted if there is a change in our ownership or a failure to generate sufficient taxable income.
Presently, the only U.S. federal net operating loss carryforwards (“NOLs”) we have remaining are from previously acquired companies and hence are limited to specific annual amounts as permitted by Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”). If an ownership change, as defined in Section 382, occurs with respect to our capital stock, our ability to use these NOLs could be further limited to more restrictive specific annual amounts. Generally, an ownership change occurs if certain persons or groups increase their aggregate ownership by more than 50% of our total capital stock in a three-year period. If more than a 50% ownership change were to occur, use of our NOLs to reduce payments of federal tax may be deferred to later years within the 20-year carryover period; however, if the carryover period for any loss year expires, the use of the remaining NOLs for the loss year will be prohibited. If we should fail to generate a sufficient level of taxable income prior to the expiration of the applicable NOL carryforward periods, then we will lose the ability to apply the NOLs as offsets to future taxable income. We also have a significant amount of tax credit carryforwards (“tax credits”) which are generally available to offset future U.S. income tax. The usage of these tax credits is subject to similar limitations upon a change in ownership. At December 31, 2014, our tax credits totaled $30.8 million and had carryforward periods generally ranging from 3 to 20 years.
An impairment in the carrying value of goodwill could negatively affect our financial position and results of operations.
We have a substantial amount of goodwill, which is recorded at fair value at the time of acquisition and is not amortized, but is reviewed for impairment at least annually or more frequently if impairment indicators arise. In evaluating the potential for impairment of goodwill, we make assumptions regarding future operating performance, business trends, competition and market and general economic conditions. Such analyses further require us to make certain assumptions about our sales, operating margins, growth rates and discount rates. There are inherent uncertainties related to these factors and in applying these factors to the assessment of goodwill recoverability. Goodwill reviews are prepared using estimates of the fair value of reporting units, which incorporate estimates of the present value of future discounted cash flow. We could be required to evaluate the recoverability of goodwill prior to the annual assessment if we experience disruptions to the business, unexpected significant declines in operating results, a divestiture of a significant component of our business or market capitalization declines.
If the future operating performance of our reporting units is not consistent with our assumptions, we could be required to record non-cash impairment charges. Impairment charges could substantially affect our total consolidated assets and results of operations in the periods such charges are recorded. As of December 31, 2014, total consolidated goodwill was approximately 40% of total consolidated assets.

We may be unsuccessful in our future acquisitions, if any, which may have an adverse effect on our business.
Our long-term strategy includes exploring acquisition of companies or businesses to facilitate our growth, enhance our global market position and broaden our product offerings. Such acquisitions may help us expand into adjacent markets, add complementary products and services or allow us to leverage our distribution channels. In connection with this strategy, we could face certain risks and uncertainties in addition to those we face in the day-to-day operations of our business. We also may be unable to identify suitable targets for acquisition or to make acquisitions at favorable prices. If we identify a suitable acquisition candidate, our ability to successfully implement the acquisition would depend on a variety of factors, including our ability to obtain financing on acceptable terms. In addition, our acquisition activities could be disrupted by overtures from competitors for the targeted companies, governmental regulation and rapid developments in our industry that decrease the value of a potential target’s products or services.
Acquisitions involve risks, including those associated with the following:

•	integrating the operations, financial reporting, disparate systems and processes and personnel of acquired companies;

•	managing geographically dispersed operations;

•	diverting management’s attention from other business concerns;

•	entering markets or lines of business in which we have either limited or no direct experience; and

•	losing key employees, customers and strategic partners of acquired companies.
We also may not achieve anticipated revenue and cost benefits associated with our acquisitions. Acquisitions may not be accretive to our earnings and may negatively impact our results of operations as a result of, among other things, the incurrence of debt, acquisition costs, impairment of goodwill and amortization of other intangible assets. In addition, future acquisitions could result in dilutive issuances of equity securities.
Businesses acquired by us may have liabilities that are not known to us.
We may assume liabilities in connection with the acquisition of businesses. There may be liabilities that we fail or are unable to discover in the course of performing due diligence investigations on the acquired businesses. In these circumstances, we cannot assure that our rights to indemnification from the sellers of the acquired businesses to us will be sufficient in amount, scope or duration to fully offset the possible liabilities associated with the businesses or property acquired. Any such liabilities, individually or in the aggregate, could have a material adverse effect on our financial condition, results of operations or cash flow.
Item 1B.    Unresolved Staff Comments.
None.
Item 2.    Properties.
As of December 31, 2014, the Company utilized six principal manufacturing plants located throughout the U.S., as well as five in Europe and one in South Africa. The Company also leases certain facilities within the U.S. and Europe from which we sell parts and/or provide service. As of December 31, 2014, the Company devoted approximately 1.0 million square feet to manufacturing and 0.6 million square feet to service, warehousing and office space. Of the total square footage, approximately 46% is devoted to the Environmental Solutions Group, 39% to the Safety and Security Systems Group and 15% to the Fire Rescue Group. Approximately 21% of the total square footage is owned by the Company with the remaining 79% being leased. Owned facilities are subject to lien under the Company’s Senior Secured Credit Facility dated March 13, 2013 (the “Senior Secured Credit Facility”).
All of the Company’s properties, as well as the related machinery and equipment, are considered to be well-maintained, suitable and adequate for their intended purposes. In the aggregate, these facilities are of sufficient capacity for the Company’s current business needs.
Item 3.    Legal Proceedings.
The information concerning the Company’s legal proceedings included in Note 9 – Legal Proceedings to the accompanying consolidated financial statements is incorporated herein by reference.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
The Company’s common stock is listed and traded on the New York Stock Exchange (“NYSE”) under the symbol “FSS”. The following table presents a summary of the high and low market price per share of our common stock for each quarter of 2014 and 2013:

	2014		2013
	High	Low	High	Low
1st Quarter	$15.42	$11.53	$8.63	$7.30
2nd Quarter	16.05	13.35	9.19	7.25
3rd Quarter	15.41	13.24	13.05	8.80
4th Quarter	15.97	11.66	15.89	12.53
Holders
As of February 28, 2015, there were 1,846 holders of record of the Company’s common stock.
Dividends
On April 22, 2014, the Company’s Board of Directors (the “Board”) reinstated the Company’s quarterly cash dividend by declaring a dividend of $0.03 per common share. During 2014, the Company declared and paid dividends totaling $5.6 million. On February 20, 2015, the Board declared a quarterly cash dividend of $0.06 per common share payable on March 27, 2015 to holders of record at the close of business on March 9, 2015. No dividends were declared or paid during 2013.
The payment of future dividends is at the discretion of the Board and will depend, among other things, upon future earnings and cash flow, capital requirements, the Company’s general financial condition, general business conditions and other factors including restrictive debt covenants as described below.
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
Recent Sales of Unregistered Securities
There were no sales of unregistered securities by the Company during the year ended December 31, 2014.

Purchases of Equity Securities
The following table provides a summary of the Company’s repurchase activity for its common stock during the three months ended December 31, 2014:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (a) (b)
October 2014 (9/28/14 - 11/1/14)	—	$—	—	$8,281,588
November 2014 (11/2/14 - 11/29/14)	—	—	—	83,281,588
December 2014 (11/30/14 - 12/31/14)	233,638	15.1580	233,638	79,740,102

(a)	On April 22, 2014, the Board authorized a stock repurchase program of up to $15 million of the Company’s common stock.

(b)
On November 4, 2014, the Board authorized an additional stock repurchase program of up to $75 million of the Company’s common stock. This program supplements the April 2014 stock repurchase program, which remains in effect.

Performance Graph
The following graph compares the cumulative five-year total return to stockholders of the Company’s common stock relative to the cumulative total returns of the Russell 2000 index, the S&P Midcap 400 index and the S&P Industrials index. The graph assumes that the value of the investment in the Company’s common stock, and in each index, was $100 on December 31, 2009 and assumes reinvestment of all dividends through December 31, 2014.
Copyright© 2015 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.
Copyright© 2015 Russell Investment Group. All rights reserved.

	As of December 31,
	2009	2010	2011	2012	2013	2014
Federal Signal Corporation	$100.00	$118.05	$71.41	$130.96	$252.10	$267.32
Russell 2000	100.00	126.86	121.56	141.43	196.34	205.95
S&P Midcap 400	100.00	126.64	124.45	146.69	195.84	214.97
S&P Industrials	100.00	126.73	125.98	145.32	204.43	224.52
The stock price performance included in this graph is not necessarily indicative of future stock price performance. Notwithstanding anything set forth in any of our previous filings under the Securities Act or the Exchange Act, which might be incorporated into future filings in whole or part, including this Form 10-K, the preceding performance graph shall not be deemed incorporated by reference into any such filings.

Item 6.    Selected Financial Data.
The following table summarizes selected financial information of the Company as of and for each of the five years in the period ended December 31, 2014:

	For the Years Ended December 31,
($ in millions, except per share data)	2014	2013	2012	2011	2010
Results of Operations:
Net sales	$918.5	$851.3	$803.2	$688.7	$633.1
Operating income (b) (c) (d)	92.6	70.6	51.5	33.2	12.4
Income (loss) from continuing operations (a) (b) (c) (d)	63.0	160.2	22.0	13.1	(74.1)
Gain (loss) from discontinued operations and disposal, net of tax	0.7	(0.2)	(49.5)	(27.3)	(101.6)
Net income (loss) (a) (b) (c) (d)	$63.7	$160.0	$(27.5)	$(14.2)	$(175.7)
Financial Position:
Capital expenditures	$19.5	$17.0	$13.0	$13.5	$11.3
Depreciation and amortization	15.0	14.2	13.2	13.0	11.4
Total assets	658.7	644.8	613.2	706.7	764.5
Total debt (e)	50.2	92.1	157.8	222.2	262.0
Common Stock Data:
Diluted earnings (loss) per share — Continuing operations	$0.99	$2.53	$0.35	$0.21	$(1.29)
Cash dividends per common share	0.09	—	—	—	0.24
Weighted average shares outstanding — Diluted (in millions)	63.6	63.2	62.7	62.2	57.6
Performance Measures:
Operating margin	10.1%	8.3%	6.4%	4.8%	2.0%
Debt to adjusted EBITDA ratio (f)	0.5	1.1	2.4	4.8	11.0
Other Data:
Total orders	$957.4	$836.8	$826.3	$831.4	$645.1
Backlog	328.2	305.8	318.4	295.2	158.1

(a)	2014 income from continuing operations includes the effects of a $3.5 million release of valuation allowance that was previously recorded against the Company’s foreign deferred tax assets.

(b)
2013 operating income includes restructuring charges of $0.7 million. 2013 income from continuing operations includes the effects of the restructuring charges, as well as $8.7 million of debt settlement charges and $116.2 million of valuation allowance release. The Company’s determination to release the valuation allowance on domestic deferred tax assets was based on a qualitative and quantitative analysis of current and expected domestic earnings, industry and market trends, tax planning strategies and general business risks, that resulted in a more likely than not conclusion of being able to realize a significant portion of our U.S. deferred tax assets. In the fourth quarter of 2013, the Company also executed a tax planning strategy that resulted in the release of an additional $6.7 million of valuation allowance that was previously recorded against the Company’s foreign tax credits, which would have begun to expire in 2015.

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

(e)	Includes short-term borrowings, the current portion of long-term borrowings and capital lease obligations of $6.2 million, $7.4 million, $5.0 million, $9.1 million and $77.7 million, respectively.

(f)
The ratio of debt to adjusted EBITDA is a non-GAAP measure that represents total debt divided by the trailing 12-month total of income (loss) from continuing operations before interest expense, debt settlement charges, other expense, income tax expense or benefit and depreciation and amortization expense. The Company uses the ratio of total debt to adjusted EBITDA as one measure of its long-term financial stability. The Company uses the ratio to calibrate the magnitude of its debt and its debt capacity against adjusted EBITDA, which is used as an operating performance measure. We believe that investors use a version of this ratio in a similar manner. In addition, financial institutions (including the Company’s lenders) use the ratio in connection with debt agreements to set pricing and covenant limitations. For these reasons, the Company believes that the ratio is a meaningful metric to investors in evaluating the Company’s long term financial performance and stability. Other companies may use different methods to calculate total debt to EBITDA. The following table summarizes the Company’s ratio of total debt to adjusted EBITDA and reconciles income (loss) from continuing operations to adjusted EBITDA as of and for each of the five years in the period ended December 31, 2014:

	Trailing Twelve Months Ending December 31,
($ in millions)	2014	2013	2012	2011	2010
Total debt	$50.2	$92.1	$157.8	$222.2	$262.0

Income (loss) from continuing operations	$63.0	$160.2	$22.0	$13.1	$(74.1)
Add:
Interest expense	3.8	8.8	21.4	16.4	10.2
Debt settlement charges	—	8.7	3.5	—	—
Other expense, net	1.5	0.1	0.7	0.2	1.2
Income tax expense (benefit)	24.3	(107.2)	3.9	3.5	75.1
Depreciation and amortization	15.0	14.2	13.2	13.0	11.4
Adjusted EBITDA	$107.6	$84.8	$64.7	$46.2	$23.8

Total debt to adjusted EBITDA ratio	0.5	1.1	2.4	4.8	11.0
The selected financial data set forth above should be read in conjunction with the Company’s consolidated financial statements, including the notes thereto, and management’s discussion and analysis of financial condition and results of operations, included under Item 8 of Part II of this Form 10-K and Item 7 of Part II of this Form 10-K, respectively.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide information that is supplemental to, and shall be read together with, the consolidated financial statements and the accompanying notes contained in this Form 10-K. Information in MD&A is intended to assist the reader in obtaining an understanding of (i) the consolidated financial statements, (ii) the Company’s business segments and how the results of those segments impact the Company’s results of operations and financial condition as a whole and (iii) how certain accounting principles affect the Company’s consolidated financial statements.
Executive Summary
The Company is a leading global manufacturer and supplier of (i) sewer cleaners, vacuum trucks, street sweepers and other environmental vehicles and equipment, (ii) safety, security and communication equipment and (iii) vehicle-mounted, aerial platforms for fire fighting, rescue, electric utility and industrial applications. We also are a designer and supplier of technology-based products and services for the public safety market. In addition, we sell parts and provide service, repair, equipment rentals and training as part of a comprehensive offering to our customer base. We operate twelve manufacturing facilities in six countries around the world and provide products and integrated solutions to municipal, governmental, industrial and commercial customers in all regions of the world.
As described in Item 1 of Part I of this Form 10-K, the Company’s business units are organized and managed in three operating segments: the Environmental Solutions Group, the Safety and Security Systems Group and the Fire Rescue Group.
In 2014, the Company continued to focus on executing against its business strategy, which resulted in strong improvement in operating earnings. The Company identified a number of key objectives in 2014, including the following:

•	Creating disciplined growth;

•	Improving manufacturing efficiencies and costs;

•	Leveraging invested capital; and

•	Diversifying our customer base.
The Company assessed achievement against these objectives in 2014 as follows:
Creating Disciplined Growth

•	We increased net sales by $67.2 million, or 8%, to $918.5 million from $851.3 million in 2013.

•	We improved operating income by $22.0 million, or 31%, to $92.6 million from $70.6 million in 2013.

•	Orders of $957.4 million for the year ended December 31, 2014 were $120.6 million, or 14%, higher than the prior year, contributing to an increased backlog of $328.2 million at December 31, 2014.

•	We continue to generate strong cash flow from our improved operating performance, with cash flow provided by continuing operations for the year ended December 31, 2014 of $72.2 million.

•
The cash generated from operations has helped us to significantly reduce our debt balances, with total debt of $50.2 million at December 31, 2014, which was down 45% from $92.1 million at December 31, 2013. At December 31, 2014, we had $126.1 million of net availability for borrowings under our domestic revolving credit facility, which was up 22% from $103.6 million at December 31, 2013.

•	As a result of the reduction in debt, we reduced our interest expense by 57% in 2014, to $3.8 million in 2014 from $8.8 million in 2013.

•	Our debt leverage is 0.5 times adjusted EBITDA, compared with 1.1 times adjusted EBITDA in 2013.

•	With our improved capital structure, we have the liquidity and flexibility that we need to support our businesses, invest for profitable growth and to consider ways to return value to stockholders.

•	We demonstrated our commitment to returning value to stockholders by reinstating a quarterly dividend during the year. Dividends totaling $5.6 million were paid in 2014.

•
Under share repurchase programs announced during 2014, we also repurchased approximately 696,000 shares of our stock at an average price of $14.74 per share. The remaining aggregate authorization under these programs of $79.7 million at December 31, 2014 represents approximately 8% of our market capitalization.

Improving Manufacturing Efficiencies and Costs

•	Operating margin improved to 10.1% in 2014 from 8.3% in 2013.

•
Following the prior-year implementation of an enterprise-resource planning (“ERP”) system at our Safety and Security Systems Group, we implemented a number of new measures to improve productivity. These measures have helped drive efficiency gains that have contributed to a gross margin improvement to 34.5% in 2014 from 33.4% in 2013 in the Safety and Security Systems Group.

•
During the year, we also made a number of investments within the Finnish manufacturing facilities of our Fire Rescue Group. Efficiencies associated with these investments began to become evident during the fourth quarter of 2014.

•
We also continue to focus on reducing the break-even levels and product costs in our municipal-based businesses and to improve manufacturing efficiencies within all of our businesses. We started our “80/20” efficiency initiatives in 2010, and they have been a critical part of the margin improvement in our businesses.

•	Our 80/20 initiatives have also helped us to focus on delivering the right products and services at the right prices to better capture the value-add that we create.
Leveraging Invested Capital

•
In response to customer demand and to support growth, we expanded capacity within our Environmental Solutions Group businesses during the year including the addition of new production lines, primarily within existing facilities.

•
We have also leased a modest additional facility to supplement capacity, efficiency and product development at one of our businesses with high growth opportunities. We targeted these investments within our businesses with the best opportunities to drive organic growth.

•
We increased focus on return on invested capital (“ROIC”) in 2014 and introduced an ROIC metric into our long-term incentive compensation programs. This increased focus contributed to a significant year-over-year improvement in ROIC, which we define as net operating profit after taxes divided by average invested capital.

Diversifying Customer Base

•
Historically, 60% or more of our domestic net sales were derived from municipal and other government markets. While municipalities will continue to be important customers, our organic and acquisition growth initiatives generally will focus on expanding our industrial customer base. Industrial markets offer more promise to further improve our operating margins while reducing earnings volatility over the longer term.

•	In 2014, U.S. commercial and industrial orders grew by $42.4 million, or 18%, compared with their respective prior year levels.

•
During 2014, we formed a number of strategic partnerships aimed at diversifying into new or growth markets, including expanding an existing dealer relationship to pursue industrial growth opportunities for our Fire Rescue Group in the United States.

•	We have also continued to focus on new product development in 2014 and are encouraged that these efforts will provide additional opportunities to further diversify our customer base.

Results of Operations
The following table summarizes our Consolidated Statements of Operations and illustrates the key financial indicators used to assess our consolidated financial results:

	For the Years Ended December 31,			Change
($ in millions, except per share data)	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Net sales	$918.5	$851.3	$803.2	$67.2	$48.1
Cost of sales	685.2	646.2	613.4	39.0	32.8
Gross profit	233.3	205.1	189.8	28.2	15.3
Selling, engineering, general and administrative expenses	140.7	133.8	136.9	6.9	(3.1)
Restructuring	—	0.7	1.4	(0.7)	(0.7)
Operating income	92.6	70.6	51.5	22.0	19.1
Interest expense	3.8	8.8	21.4	(5.0)	(12.6)
Debt settlement charges	—	8.7	3.5	(8.7)	5.2
Other expense, net	1.5	0.1	0.7	1.4	(0.6)
Income before income taxes	87.3	53.0	25.9	34.3	27.1
Income tax (expense) benefit	(24.3)	107.2	(3.9)	(131.5)	111.1
Income from continuing operations	63.0	160.2	22.0	(97.2)	138.2
Gain (loss) from discontinued operations and disposal, net of tax	0.7	(0.2)	(49.5)	0.9	49.3
Net income (loss)	$63.7	$160.0	$(27.5)	$(96.3)	$187.5
Other data:
Operating margin	10.1%	8.3%	6.4%	1.8%	1.9%
Diluted earnings per share — Continuing operations	$0.99	$2.53	$0.35	$(1.54)	$2.18
Total orders	957.4	836.8	826.3	120.6	10.5
Backlog	328.2	305.8	318.4	22.4	(12.6)
Depreciation and amortization	15.0	14.2	13.2	0.8	1.0
Year ended December 31, 2014 vs. year ended December 31, 2013
Net sales
Net sales increased by $67.2 million, or 8%, for the year ended December 31, 2014 compared to the prior year, primarily driven by our Environmental Solutions Group, which reported a net sales improvement of $62.6 million, or 13%, which primarily resulted from a $41.1 million increase in sales volumes, improved pricing strategies and favorable product mix linked to higher sales to industrial customers. Vacuum truck sales increased by $22.6 million, largely resulting from increased production throughput and productivity gains within our manufacturing facilities that have resulted in improved sales volumes of hydro-excavation products. Street sweeper sales were also $21.5 million higher than prior year, and are reflective of improved municipal demand. There was also improvement in both the Safety and Security Systems and Fire Rescue groups, where net sales increased by $3.6 million, or 2%, and $1.0 million, or 1%, respectively.
Cost of sales
For the year ended December 31, 2014, cost of sales increased by $39.0 million, or 6%, compared to the prior year, largely driven by an increase of $33.8 million, or 9%, within the Environmental Solutions Group associated with higher unit volumes. Cost of sales were also up year over year within our Fire Rescue Group, which reported an increase of $5.5 million, or 5%. These increases were partially offset by a $0.3 million reduction within our Safety and Security Group.
Gross profit
For the year ended December 31, 2014, gross profit increased by $28.2 million compared to the prior year. Gross margin for the year ended December 31, 2014 was 25.4%, up from 24.1% in the prior year. The improvement in gross margin was primarily the result of increased volumes that leveraged production capacity, favorable product mix associated with higher sales to industrial customers and productivity and facilities utilization improvements within our Environmental Solutions Group. Gross margin within our Safety and Security Systems Group improved by 110 basis points in comparison to the prior year, which included inefficiencies associated with an ERP implementation. Partially offsetting these improvements was a deterioration in gross margin within our Fire Rescue Group, which resulted from unfavorable product mix, including a higher concentration of sales to lower-margin geographic regions, and manufacturing inefficiencies.
Selling, engineering, general and administrative expenses
Selling, engineering, general and administrative (“SEG&A”) expenses increased by $6.9 million for the year ended December 31, 2014 compared to the prior year, primarily due to a $5.1 million increase within the Environmental Solutions Group, resulting from higher employee incentive and stock-compensation expense, product liability costs and consulting expenses. In addition, SEG&A expenses at Corporate were $2.3 million higher than prior year, largely due to increased employee incentive and stock-compensation expense. These increases were partially offset by lower expenses of $1.1 million within the Safety and Security Systems Group, primarily due to lower pension expense and staffing costs.
Restructuring
There were no restructuring charges in 2014.
In 2013, the Company recorded restructuring charges of $1.2 million and $0.3 million related to severance costs in the Safety and Security Systems Group and Corporate, respectively. These charges were partially offset by the reversal of $0.6 million of Corporate restructuring costs that were originally recognized in 2012, after it was determined that the costs were not required.
For further discussion, see Note 14 – Restructuring to the accompanying consolidated financial statements.
Operating income
Operating income for the year ended December 31, 2014 increased by $22.0 million, or 31%, when compared to the prior year. The increases were primarily attributable to improved operating leverage and increased volumes within our Environmental Solutions Group, which contributed to a $28.8 million improvement in gross margin, and improved performance in our Safety and Security Systems Group. These increases were offset by increased SEG&A expenses within Corporate and the Environmental Solutions Group, and a $5.1 million decrease in operating income within our Fire Rescue Group, primarily due to the $4.5 million reduction in gross profit. Operating income for the year ended December 31, 2014 was also favorably impacted by the $0.7 million reduction in restructuring charges.
Interest expense
Compared with the prior year, interest expense for the year ended December 31, 2014 decreased by $5.0 million, or 57%, primarily due to significant reductions in debt levels. For the year ended December 31, 2014, interest expense further benefited from lower interest rates on borrowings that resulted from our March 2013 debt refinancing. For further discussion, see Note 5 – Debt to the accompanying consolidated financial statements.
Debt settlement charges
There were no debt settlement charges in 2014.
In the first quarter of 2013, the Company recorded $8.7 million of charges related to the termination of our prior debt facilities. The expenses included the write-off of deferred financing fees of $4.5 million and a prepayment penalty of $4.2 million.
Other expense, net
Other expense, net totaled $1.5 million for the year ended December 31, 2014, as compared to $0.1 million in the prior year. The increase was largely driven by higher realized losses from foreign currency transactions.
Income tax (expense) benefit
The Company recognized income tax expense of $24.3 million for the year ended December 31, 2014, compared to an income tax benefit of $107.2 million in the prior year. The Company’s effective tax rate for the year ended December 31, 2014 was 27.8%, compared to (202.3)% in 2013.
In the second quarter of 2013, it was determined that $102.4 million of valuation allowance previously recorded against U.S. deferred tax assets could be released. This evaluation was based on a qualitative and quantitative analysis of current and expected domestic earnings, industry and market trends, tax planning strategies and general business risks, that resulted in a more likely than not conclusion of being able to realize a significant portion of our U.S. deferred tax assets.

Upon releasing the significant portion of our valuation allowance on U.S. deferred tax assets in the second quarter of 2013, a valuation allowance of $10.4 million was maintained in accordance with the guidance provided in Accounting Standards Codification (“ASC”) 740-270-25-4 and was released through the effective tax rate as domestic income was recognized throughout the course of the year ended December 31, 2013. An additional $3.4 million reduction in deferred tax valuation allowances was recorded as a discrete item in the year ended December 31, 2013.
In the fourth quarter of 2013, the Company also executed a tax planning strategy that resulted in the release of $6.7 million of valuation allowance that was previously recorded against the Company’s foreign tax credits, which would have begun to expire in 2015.
As the Company no longer maintains a valuation allowance against most domestic tax assets, tax expense has been recognized on domestic earnings, as well as non-U.S. earnings, in the year ended December 31, 2014.
The Company’s effective tax rate for the year ended December 31, 2014 was also favorably impacted by a $1.0 million net reduction in unrecognized tax benefits, primarily related to the completion of an IRS audit, a $3.5 million release of valuation allowance that was previously recorded against the Company’s Spanish deferred tax assets and a $0.4 million benefit attributable to a change in the enacted tax rate in Spain.
For further discussion, see Note 6 – Income Taxes to the accompanying consolidated financial statements.
Income from continuing operations
Income from continuing operations was $63.0 million for the year ended December 31, 2014, compared with $160.2 million in the prior year. The lower income is largely due to increased income tax expense, partially offset by improved operating income and reduced interest expense, as further explained above. Income from continuing operations for the year ended December 31, 2014, was also positively impacted by the absence of $8.7 million of debt settlement charges incurred in connection with our prior year debt refinancing.
Loss from discontinued operations and disposal, net of tax
For the year ended December 31, 2014, the Company recorded a net gain from discontinued operations and disposal of $0.7 million. The gain primarily relates to adjustments of estimated product liability obligations of previously discontinued businesses, resulting from updated actuarial valuations.
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
For further discussion of the loss from discontinued operations and disposals, see Note 15 – Discontinued Operations to the accompanying consolidated financial statements.
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
Selling, engineering, general and administrative expenses
SEG&A expenses decreased by $3.1 million for the year ended December 31, 2013. The overall decrease is primarily due to a $3.7 million reduction in Corporate expenses, largely due to reduced employee incentive compensation expense and lower medical expenses, and a $1.3 million decline in SEG&A expenses in our Safety and Security Systems Group, offset by increases of $1.3 million and $0.6 million at our Environmental Solutions Group and Fire Rescue Group, respectively.
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
Income tax (expense) benefit
The Company recognized an income tax benefit of $107.2 million and expense of $3.9 million for the years ended December 31, 2013 and 2012, respectively. The Company’s effective tax rate was (202.3)% and 15.1% for the years ended December 31, 2013 and 2012, respectively.
In the second quarter of 2013, it was determined that $102.4 million of our valuation allowance on U.S. deferred tax assets could be released. This evaluation was based on a qualitative and quantitative analysis of current and expected domestic earnings, industry and market trends, tax planning strategies and general business risks, that resulted in a more likely than not conclusion of being able to realize a significant portion of our U.S. deferred tax assets.
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
Income from continuing operations
Income from continuing operations was $160.2 million for the year ended December 31, 2013 as compared to $22.0 million in the prior year. As indicated above, our results included the release of a significant portion of the valuation allowance on our U.S. deferred tax assets. Income before taxes was positively impacted by improvements in net sales, gross profit and operating efficiencies, as well as a $12.6 million reduction in interest expense. These improvements were partially offset by higher debt settlement charges of $5.2 million in connection with our March 2013 refinancing.
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
Orders & Backlog

($ in millions)	2014	2013	2012
Total orders	$957.4	$836.8	$826.3
Change in orders year-over-year	14.4%	1.3%	(0.6)%
Change in U.S. municipal and government orders year-over-year	20.7%	1.7%	7.7%
Change in U.S. industrial and commercial orders year-over-year	18.3%	8.6%	(7.2)%
Change in non-U.S. orders year-over-year	5.2%	(4.0)%	(3.0)%
Backlog	$328.2	$305.8	$318.4
Change in backlog year-over-year	7.3%	(4.0)%	7.8%
Year ended December 31, 2014 vs. year ended December 31, 2013
For the year ended December 31, 2014, total orders of $957.4 million increased by $120.6 million, or 14%, compared to the prior year, largely due to higher demand for street sweepers, vacuum trucks and sewer cleaners which led to an $85.9 million increase in orders within our Environmental Solutions Group. Our Fire Rescue and Safety and Security Systems groups also reported improved orders of $19.2 million and $15.5 million, respectively.
U.S. municipal and governmental orders increased by 21%, primarily due to higher street sweeper orders of $41.5 million, which were positively impacted by solid municipal demand and an influx of fleet orders, as well as the effects of an improved pricing strategy. Further contributing to the increase in U.S. municipal and governmental orders was an $11.2 million increase in sewer cleaner orders and a $3.6 million improvement in orders of outdoor warning and other public notification systems.

U.S. industrial orders increased by 18%, primarily as a result of improved orders within our Environmental Solutions Group, including increased orders of $19.8 million, $6.3 million and $4.3 million for vacuum trucks, waterblasters and used equipment, respectively. Our Fire Rescue Group also reported a $12.1 million improvement in U.S. industrial orders during 2014.
Non-U.S. orders increased by 5%, primarily due to higher integrated systems orders and increased demand in international public safety markets within our Safety and Security Systems Group. Further contributing to the increase were higher non-U.S. orders of aerial lifts within our Fire Rescue Group.
Year ended December 31, 2013 vs. year ended December 31, 2012
For the year ended December 31, 2013, total orders of $836.8 million increased by 1% compared to the prior year, largely due to improved orders for street sweepers and vacuum trucks within our Environmental Solutions Group.
U.S. municipal and governmental orders increased by 2%, primarily resulting from increases in street sweeper orders of $12.6 million, which were positively impacted by a shift in product mix with increased orders of higher-priced units and the effects of an improved pricing strategy, as well as a $4.9 million increase in orders within the police market attributable to higher new vehicle registrations in the market coupled with increased market share. Partially offsetting these increases was a $9.2 million decrease in sewer cleaner orders. As a result of capacity constraints, in 2012 the Company experienced accelerated placement of orders for sewer cleaners by customers seeking to assure availability of these products, which resulted in an inflated backlog. As the Company expanded capacity at the locations most affected by these advanced placement of orders, a return to more normal ordering patterns occurred, which resulted in a lower backlog. Orders for outdoor warning systems in our Safety and Security Systems Group were also down $4.0 million due to a decrease in military-market orders.
U.S. industrial orders increased by 9%, primarily as a result of improved orders of $7.3 million for vacuum trucks, $5.1 million for waterblasters and $4.7 million for used equipment.
Non-U.S. orders decreased by 4%, primarily due to lower demand in the Asia Pacific region for our fire-lift products and decreased orders for international mining products due to slowing demand from our coal-mining markets.
Backlog
Backlog was $328.2 million at December 31, 2014 as compared to $305.8 million at December 31, 2013. The increase was largely due to improved orders for street sweepers, including significant fleet orders, as well as an increased level of orders received in the fourth quarter of 2014 within our Safety and Security Systems Group. This was partially offset by decreasing backlog for sewer cleaners and vacuum trucks as a result of measures taken to increase production capacity to manage sewer cleaner backlog and shorten lead times for vacuum trucks, and reduced U.S. dollar value of backlog of our fire-lift products due to an unfavorable foreign currency impact of $10.0 million.
Environmental Solutions
The following table summarizes the Environmental Solutions Group’s operating results as of and for the years ended December 31, 2014, 2013 and 2012:

	For the Years Ended December 31,			Change
($ in millions)	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Net sales	$536.6	$474.0	$427.8	$62.6	$46.2
Operating income	81.9	58.2	42.0	23.7	16.2
Other data:
Operating margin	15.3%	12.3%	9.8%	3.0%	2.5%
Total orders	$555.6	$469.7	$447.9	$85.9	$21.8
Backlog	218.3	199.3	203.6	19.0	(4.3)
Depreciation and amortization	6.8	6.1	5.4	0.7	0.7
Year ended December 31, 2014 vs. year ended December 31, 2013
Total orders increased by $85.9 million, or 18%, for the year ended December 31, 2014. U.S. orders increased $86.5 million, or 23%, largely due to an increase in orders for street sweepers of $37.4 million, vacuum trucks of $15.9 million, sewer cleaners of $15.0 million and waterblasters of $6.3 million. Street sweepers and sewer cleaners orders benefited from solid municipal demand and an influx of fleet orders, including significant orders from large municipalities.

Improved vacuum truck orders are inclusive of hydro-excavation products with applications in industrial markets. Non-U.S. orders decreased by $0.6 million for the year ended December 31, 2014. Compared with the prior year, orders for street sweepers and sewer cleaners in Canada were $7.0 million lower, while orders for sewer cleaners in the Middle East were also down $3.3 million. Partially offsetting these decreases were increased orders of $8.8 million for street sweepers in the Middle East, which were largely driven by a large fleet order during the second quarter of 2014.
Net sales increased by $62.6 million, or 13%, for the year ended December 31, 2014. U.S. sales increased $43.1 million, primarily driven by increased shipments of vacuum trucks and street sweepers of $25.5 million and $10.4 million, respectively. Vacuum truck shipments exceeded prior-year levels, largely due to increased production throughput and productivity improvements within our manufacturing facilities which have facilitated increased sales of hydro-excavator products. Higher sales of street sweepers reflected improving municipal demand. Non-U.S. sales increased $19.5 million, or 25%, primarily due to increased street sweeper sales to the Middle East and Canada, and increased sewer cleaner shipments to Mexico and Canada.
Cost of sales increased by $33.8 million for the year ended December 31, 2014. The increase was primarily due to higher sales volumes, which resulted in a $31.5 million increase in cost of sales, as well as increased costs associated with product mix relating to higher-content products within our industrial markets, partially offset by productivity improvements. Gross margin for the year ended December 31, 2014 improved to 23.3% from 20.3% in the prior year largely due to favorable mix associated with higher sales to industrial customers, including increased shipments of hydro-excavation products. Gross margin further benefited from favorable pricing, improved productivity and manufacturing facilities utilization improvements.
SEG&A expenses increased by $5.1 million for the year ended December 31, 2014. The higher SEG&A expenses were largely the result of increased employee incentive and stock-based compensation expense, product liability costs and consulting expenses of $1.9 million, $1.6 million and $1.1 million, respectively.
Operating income increased by $23.7 million, or 41%, for the year ended December 31, 2014. The increase in operating income was a result of higher gross profit of $28.8 million, primarily attributable to operating leverage and favorable product mix, offset by a $5.1 million increase in SEG&A expenses.
Backlog was $218.3 million at December 31, 2014, up 10% compared to $199.3 million at December 31, 2013. Backlog for street sweepers increased by $30.3 million, largely as a result of significant fleet orders, while backlog for sewer cleaners and vacuum trucks declined by $12.1 million, primarily as a result of measures taken to increase production capacity to manage backlog and shorten lead times for sewer cleaners and vacuum trucks.
Year ended December 31, 2013 vs. year ended December 31, 2012
Total orders increased by $21.8 million for the year ended December 31, 2013. U.S. orders increased $23.2 million largely due to an increase in street sweeper orders of $13.7 million. Street sweeper orders were positively impacted by a shift in product mix with increased orders of higher-priced units, as well as the effects of an improved pricing strategy. U.S. orders further benefited from increased orders of vacuum trucks of $7.3 million, waterblasters of $5.1 million and used equipment of $4.7 million. Partially offsetting these increases were decreased sewer cleaner orders of $9.2 million. The Company experienced a return to more normal ordering patterns as production capacity for sewer cleaners and vacuum trucks has increased. Non-U.S. orders decreased by $1.4 million compared to the prior year, which benefited from a significant order for vacuum trucks from a customer in the Asia Pacific region. Improved export orders for our street sweepers from customers in Canada, South America and the Middle East partially offset the decrease.
Net sales increased by $46.2 million, or 11%, for the year ended December 31, 2013. The increases in sales were experienced across all product lines. U.S. sales increased $42.2 million, or 12%, most notably due to a $33.1 million increase in sewer cleaner and vacuum truck shipments, a $3.5 million increase in sales of street sweepers as well as higher sales of other product lines. Our vacuum truck and sewer cleaner sales continued to benefit from increased production capacity. Non-U.S. sales increased $4.0 million primarily due to increased vacuum truck, sewer cleaner and street sweeper shipments to Canada and the Middle East, partially offset by reduced sales of vacuum trucks in the Asia Pacific region compared with the prior year. In addition to the impacts associated with increased unit volumes of $39.1 million, net sales further benefited from improved pricing.
Cost of sales increased by $28.6 million for the year ended December 31, 2013. The increase is associated with increased unit volumes of $31.1 million, and $0.8 million of additional warranty expense, partially offset by favorable pricing and product mix impacts of $3.4 million. Cost increases were partially offset by margin improvement initiatives to control variable and fixed cost structures. Gross profit for the year ended December 31, 2013 improved to 20.3% from 18.4% in the prior year largely due to the aforementioned improvements in pricing and product mix.

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
Backlog was $199.3 million at December 31, 2013 compared to $203.6 million at December 31, 2012. The decrease was primarily due to increased production levels of our municipal sewer cleaners and vacuum trucks, which facilitated reductions in backlog that had become inflated by long-advance orders. This was partially offset by increased orders for our street sweepers in the third and fourth quarters of 2013.
Safety and Security Systems
The following table summarizes the Safety and Security Systems Group’s operating results as of and for the years ended December 31, 2014, 2013 and 2012:

	For the Years Ended December 31,			Change
($ in millions)	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Net sales	$242.5	$238.9	$240.3	$3.6	$(1.4)
Operating income	32.1	26.1	27.9	6.0	(1.8)
Other data:
Operating margin	13.2%	10.9%	11.6%	2.3%	(0.7)%
Total orders	$251.8	$236.3	$241.9	$15.5	$(5.6)
Backlog	36.4	27.2	31.2	9.2	(4.0)
Depreciation and amortization	4.5	4.2	4.3	0.3	(0.1)
Year ended December 31, 2014 vs. year ended December 31, 2013
Total orders increased by $15.5 million, or 7%, for the year ended December 31, 2014. U.S. orders were $6.3 million higher than the prior year, and included increases of $3.9 million within our public safety markets, largely driven by higher police orders coupled with market share gains. Orders of outdoor warning and other notification systems sold into the municipal markets increased by $3.6 million. These increases were partially offset by a $1.3 million decrease in orders of industrial products. Non-U.S. orders increased by $9.2 million largely due to a $6.7 million improvement in integrated systems orders, including sales into the international oil and gas markets, as well as $6.0 million of increased orders within our international public safety markets, primarily attributable to an influx of large orders within our European markets. These increases were partially offset by a $2.6 million decrease in orders into international coal markets.
Net sales increased by $3.6 million for the year ended December 31, 2014. U.S. sales were $0.3 million higher than the prior year. Sales within our public safety markets increased by $6.4 million, including a $3.2 million improvement in sales to police customers that was inclusive of a significant project with a major municipality. Largely offsetting these increases was a reduction of $4.5 million in sales of outdoor warning systems, which were impacted by the completion of significant orders in the municipal and military markets in the prior year, as well as a $1.5 million decrease in sales of industrial products due to slow demand. Non-U.S. sales increased by $3.3 million, primarily due to improvements within the European public safety markets of $2.9 million, driven by several significant deliveries, as well as a $2.8 million increase in integrated system sales and a $2.1 million improvement in sales of outdoor warning systems including several large sales into the Middle East. These increases were offset by $2.4 million in lower public safety exports to Mexico, South America and other international markets. Sales into international coal markets declined by $1.5 million as compared to the prior year, reflecting unfavorable market conditions.
Despite increased sales of $3.6 million, cost of sales decreased by $0.3 million for the year ended December 31, 2014. The reduction resulted from lower manufacturing costs, improved productivity, and favorable fixed-cost absorption tied to higher volumes. Also contributing to the decrease in cost of sales was the absence of expenses incurred in the prior year in connection with an ERP system implementation, as well as lower freight costs. Gross margin for the year ended December 31, 2014 improved to 34.5% from 33.4% in the prior year as a result of these factors, coupled with moderate pricing gains and favorable product mix realized in 2014.

SEG&A expenses decreased by $1.1 million for the year ended December 31, 2014, primarily due to a $1.3 million reduction in pension expense, lower sales commissions related to sales mix, decreased staffing costs attributable to prior restructuring activities and reductions in discretionary spending. Partially offsetting the decrease were increased employee incentive and stock-based compensation expenses.
Operating income increased by $6.0 million, or 23%, for the year ended December 31, 2014, largely due to a $3.9 million improvement in gross profit and the $1.1 million decrease in SEG&A expenses. In addition, there were $1.0 million of restructuring charges incurred in the prior year.
Backlog was $36.4 million at December 31, 2014 compared to $27.2 million at December 31, 2013. The increase of $9.2 million, or 34%, is primarily due to orders received in the fourth quarter of 2014, which were $5.3 million higher than in the fourth quarter of 2013, as well as the timing of future deliveries based on customer requirements.
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
Net sales decreased by $1.4 million in the year ended December 31, 2013. U.S. sales improved by $2.7 million, largely due to improvements in our police market, where sales increased by $6.6 million due to improved demand and increasing market share. Partially offsetting this improvement was a $3.4 million decrease in sales of outdoor warning systems, which was impacted by the completion of significant orders during 2012. Non-U.S. sales decreased $4.1 million, primarily due to continuing weakness in the coal-mining markets, with sales decreasing by $4.2 million, a $2.8 million decrease in sales to our international public safety markets and a $1.0 million decrease in integrated system sales. These decreases were partially offset by a $1.4 million increase in sales relating to non-U.S. outdoor warning systems, primarily due to the timing of orders and shipments, and a $1.3 million increase in sales of industrial products.
Cost of sales increased by $1.6 million for the year ended December 31, 2013. The increase was primarily related to the implementation of new ERP software within our U.S. operations during the second quarter of 2013, including inefficiencies experienced during the implementation, higher spending on engineering and implementation costs in our systems businesses and product and customer sales mix. In addition, cost of sales increased due to lower absorption of fixed overhead costs resulting from a change in sales mix amongst our businesses and product lines. These increases were partially offset by the impacts of lower sales volumes. Gross profit for the year ended December 31, 2013 declined to 33.4% from 34.4% in the prior year largely due to the costs and inefficiencies associated with the ERP implementation.
SEG&A expenses decreased by $1.3 million in the year ended December 31, 2013. The decrease was driven by lower legal fees and decreased incentive compensation. Offsetting this decrease was a $0.5 million increase in the allowance for doubtful accounts associated with a specific international customer.
Operating income decreased $1.8 million, largely due to a $3.0 million reduction in gross profit, partially offset by the $1.3 million decrease in SEG&A expenses noted above. In addition, there was a $0.1 million increase in restructuring charges.
Backlog was $27.2 million at December 31, 2013, compared to $31.2 million at December 31, 2012. The $4.0 million decrease is primarily due to timing of large orders within our integrated systems and outdoor warning systems businesses, as well as decreased backlog within our European public safety markets.

Fire Rescue
The following table summarizes the Fire Rescue Group’s operating results as of and for the years ended December 31, 2014, 2013 and 2012:

	For the Years Ended December 31,			Change
($ in millions)	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Net sales	$139.4	$138.4	$135.1	$1.0	$3.3
Operating income	3.9	9.0	8.9	(5.1)	0.1
Other data:
Operating margin	2.8%	6.5%	6.6%	(3.7)%	(0.1)%
Total orders	$150.0	$130.8	$136.5	$19.2	$(5.7)
Backlog	73.5	79.3	83.6	(5.8)	(4.3)
Depreciation and amortization	3.5	3.2	2.6	0.3	0.6
Year ended December 31, 2014 vs. year ended December 31, 2013
Total orders increased by $19.2 million, or 15%, for the year ended December 31, 2014, largely due to a $12.1 million increase in U.S. industrial orders and a $8.0 million increase in European orders. Partially offsetting these increases was a $3.1 million decrease in orders in the Asia Pacific market.
Net sales increased by $1.0 million for the year ended December 31, 2014, primarily driven by increased unit volumes of $7.3 million, partially offset by unfavorable product mix and foreign currency impacts of $3.9 million and $2.4 million, respectively. Improved sales of $9.2 million within European markets were partially offset by lower sales to the Asia Pacific of $6.6 million.
Cost of sales increased by $5.5 million for the year ended December 31, 2014, of which $5.0 million was the result of higher unit volumes. Further contributing to the increase were unfavorable product mix effects, attributable to a higher number of low-margin unit shipments than in the prior year, operational inefficiencies associated with the implementation of manufacturing facility investments and plant design improvements. Partially offsetting these factors was a favorable foreign currency impact of $1.9 million. Gross margin for the year ended December 31, 2014 was 17.6% compared to 21.0% in the prior year, largely due to unfavorable sales mix with a higher proportion of low-margin sales. Further impacting gross margin were the operational inefficiencies noted above.
SEG&A expenses increased by $0.6 million for the year ended December 31, 2014, largely due to higher legal expenses.
Operating income decreased by $5.1 million, or 57%, for the year ended December 31, 2014. The decrease in operating income was primarily due to a $4.5 million reduction in gross profit and increased SEG&A expenses of $0.6 million.
Backlog was $73.5 million at December 31, 2014 compared to $79.3 million at December 31, 2013. In local currency, backlog increased by 5% during the comparable periods. However, due to an unfavorable currency impact of $10.0 million, reported backlog decreased by $5.8 million or 7%, as compared to the prior year.
Year ended December 31, 2013 vs. year ended December 31, 2012
Total orders decreased by $5.7 million for the year ended December 31, 2013, primarily due to lower demand in the Asia Pacific region in comparison to a strong order cycle in the prior year. Industrial orders in the U.S. were largely flat as compared to the prior year.
Net sales increased by $3.3 million for the year ended December 31, 2013, primarily driven by increased industrial sales in the U.S., as well as improved sales in the Middle East, partially offset by lower sales in the Asia Pacific and Europe. In the aggregate, the increase in sales was primarily attributable to favorable currency impacts of $4.4 million and favorable product mix impacts of $0.6 million, largely due to increased sales of higher-content chassis, partially offset by $1.7 million representing the effects of decreased unit volumes.
Cost of sales increased by $2.6 million for the year ended December 31, 2013, largely due to unfavorable currency impacts of $3.5 million and product mix of $0.4 million, partially offset by $1.3 million representing the impact from lower unit volumes. Gross profit in 2013 remained consistent with the prior year at 21.0%.
SEG&A expenses increased by $0.6 million in the year ended December 31, 2013, partly due to increased marketing efforts and engineering expenses associated with product development.

Operating income was largely flat, increasing by $0.1 million for the year ended December 31, 2013. Favorable product mix and improved production efficiencies of $0.8 million and favorable currency impacts of $0.3 million, were partially offset by increased SEG&A expenses of $0.6 million and the effects of lower sales volumes of $0.3 million.
Backlog was $79.3 million at December 31, 2013, compared to $83.6 million at December 31, 2012. The decrease was primarily due to reduced orders of our fire-lift products as we completed and delivered units from a strong order cycle in the Asia Pacific region in the prior year.
Corporate Expense
Corporate operating expenses were $25.3 million, $22.7 million and $27.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.
For the year ended December 31, 2014, corporate operating expenses increased by $2.6 million, or 11%. The increase primarily related to an aggregate increase of $3.3 million in incentive and stock-based compensation expense, which was due in part to improvements in the Company’s performance. Also contributing to the increase was an unfavorable impact of $0.3 million from corporate restructuring activities. These increases were partially offset by a $1.3 million reduction in pension expense and lower professional services costs.
For the year ended December 31, 2013, corporate operating expenses decreased by $4.6 million, or 17%. The decrease primarily related to reductions in SEG&A expenses of $3.7 million, including reduced employee incentive compensation expense, and lower medical expense, as well as a $0.9 million favorable year-over-year impact from corporate restructuring activities.
The hearing loss litigation has historically been managed by the Company’s legal staff resident at the corporate office and not by management at any reporting segment. In accordance with ASC Topic 280, Segment Reporting, which provides that segment reporting should follow the management of the item and that certain expenses may be corporate expenses, these legal expenses (which are not part of the normal operating activities of any of our operating segments), are reported and managed as corporate expenses.
Financial Condition, Liquidity and Capital Resources
The Company used its cash flow from operations to fund growth and to make capital investments that sustain its operations, reduce costs, or both. Beyond these uses, remaining cash is used to pay down debt, repurchase shares, fund dividend payments and make pension contributions. The Company may also choose to invest in the acquisition of businesses. In the absence of significant unanticipated cash demands, we believe that the Company’s existing cash balances, cash flow from operations and borrowings available under our Senior Secured Credit Facility will provide funds sufficient for these purposes.
The Company’s cash and cash equivalents totaled $30.4 million, $23.8 million and $29.7 million as of December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014, $19.2 million of cash and cash equivalents was held by foreign subsidiaries. Cash and cash equivalents held by subsidiaries outside the U.S. typically are held in the currency of the country in which it is located. This cash is used to fund the operating activities of our foreign subsidiaries and for further investment in foreign operations. Generally, we consider such cash to be permanently reinvested in our foreign operations and our current plans do not demonstrate a need to repatriate such cash to fund U.S. operations. However, in the event that these funds were needed to fund U.S. operations or to satisfy U.S. obligations, they generally could be repatriated. The repatriation of these funds may then cause us to incur additional U.S. income tax expense, which would be dependent on income tax laws and other circumstances at the time any such amounts were repatriated.
Net cash provided by continuing operating activities totaled $72.2 million, $80.3 million and $49.2 million in 2014, 2013 and 2012, respectively. The decrease in 2014 relative to the prior year was largely due to a $22.1 million increase in year-end primary working capital (defined as accounts receivable and inventories, net, less accounts payable and customer deposits), primarily driven by higher inventory levels, associated with a higher backlog at December 31, 2014, and increased accounts receivable, largely due to a high volume of fourth quarter shipments, most notably in the Fire Rescue Group. The Company’s 2014 cash flow from continuing operating activities was also impacted by increases in tax payments and pension contributions of $4.2 million and $0.9 million, respectively, compared with the prior year. The increase noted in 2013 compared to 2012 was primarily the result of higher earnings, combined with reductions in working capital.
Net cash used in continuing investing activities totaled $11.6 million and $15.9 million in 2014 and 2013, respectively. In 2012, $69.9 million of net cash was provided by investing activities, principally due to the receipt of $82.1 million from the sale of the FSTech Group. In each of the years presented, cash was used to fund the purchase of properties and equipment, with $19.5 million, $17.0 million and $13.0 million of capital expenditures in 2014, 2013 and 2012, respectively. The increase in capital expenditures in 2014 and 2013 was primarily the result of continued investment in existing businesses, including those with the best opportunities to drive organic growth. During 2014, the Company also received $7.4 million from the escrow associated with the FSTech Group divestiture. Proceeds from the sale of properties and equipment amounted to $0.5 million, $0.1 million and $1.8 million in 2014, 2013 and 2012, respectively.
Net cash used for continuing financing activities totaled $53.7 million, $65.6 million and $71.8 million in 2014, 2013 and 2012, respectively. In 2014, the Company used cash to pay down a net $20.0 million on its revolving credit facility and $21.6 million on its term loan, including a voluntary debt prepayment of $15.0 million that was made during the fourth quarter. The Company also repurchased $10.3 million of treasury stock and funded cash dividends of $5.6 million. These financing cash outflows were offset by $2.6 million of proceeds from stock option exercises and the aforementioned $2.2 million excess tax benefit. In 2013, the Company used $61.4 million to pay down debt, and $6.1 million to pay an early termination penalty and debt issuance costs in connection with its March 2013 debt refinancing. The Company also received $2.6 million from stock compensation activity in 2013. In 2012, the Company used $67.3 million to pay down debt, and $6.9 million of debt issuance costs in connection with its 2012 debt refinancing.
The Company uses the ratio of total debt to adjusted EBITDA as one measure of its long-term financial stability. The ratio of debt to adjusted EBITDA is a non-GAAP measure that represents total debt divided by the trailing 12-month total of income from continuing operations before interest expense, debt settlement charges, other expense, income tax benefit or expense and depreciation and amortization expense. The Company uses the ratio to calibrate the magnitude of its debt and its debt capacity against adjusted EBITDA, which is used as an operating performance measure. We believe that investors use a version of this ratio in a similar manner. In addition, financial institutions (including the Company’s lenders) use the ratio in connection with debt agreements to set pricing and covenant limitations. For these reasons, the Company believes that the ratio is a meaningful metric to investors in evaluating the Company’s long-term financial performance and stability. Other companies may use different methods to calculate total debt to EBITDA. The following table summarizes the Company’s ratio of total debt to adjusted EBITDA, and reconciles income from continuing operations to adjusted EBITDA as of and for each of the three years in the period ended December 31, 2014:

	Trailing Twelve Months Ending December 31,
($ in millions)	2014	2013	2012
Total debt	$50.2	$92.1	$157.8

Income from continuing operations	$63.0	$160.2	$22.0
Add:
Interest expense	3.8	8.8	21.4
Debt settlement charges	—	8.7	3.5
Other expense, net	1.5	0.1	0.7
Income tax expense (benefit)	24.3	(107.2)	3.9
Depreciation and amortization	15.0	14.2	13.2
Adjusted EBITDA	$107.6	$84.8	$64.7

Total debt to adjusted EBITDA ratio	0.5	1.1	2.4
On March 13, 2013, the Company entered into a Credit Agreement by and among the Company, as borrower, the lenders referred to therein, as lenders, Wells Fargo Bank, National Association, as administrative agent, swingline lender and issuing lender, General Electric Capital Corporation, as syndication agent, and Wells Fargo Securities, LLC and GE Capital Markets, Inc., as joint lead arrangers and joint book managers, providing the Company with a $225.0 million senior secured credit facility (the “Senior Secured Credit Facility”) comprised of a five-year fully funded term loan of $75.0 million and a five-year $150.0 million revolving credit facility under which borrowings may be made from time to time during the term of the Senior Secured Credit Facility.
The Company used the proceeds from the Senior Secured Credit Facility to (i) repay outstanding balances under its prior debt agreements, (ii) finance the ongoing general corporate needs of the Company and its subsidiaries, (iii) pay fees and expenses associated with repayment of amounts due under its prior debt agreements, including the payment of approximately $4.2 million in breakage fees and premiums and (iv) pay fees and expenses associated with the Senior Secured Credit Facility.
The Senior Secured Credit Facility is a five-year senior secured credit facility secured by a first priority security interest in all now or hereafter acquired domestic property and assets and the stock or other equity interests in each of the domestic subsidiaries and certain of the first-tier foreign subsidiaries, subject to certain exclusions. Beginning on June 30, 2013, quarterly installment payments are required to be made against the $75.0 million term loan based on an amortization schedule that required 7.5% of the original term loan to be repaid in the first year, 10.0% of the original term loan to be repaid in each of the second and third years, 12.5% of the original term loan to be repaid in each of the fourth and fifth years, with the remaining balance to be repaid on the maturity date of March 13, 2018. The Company is allowed to prepay the term loan in whole or in part prior to maturity without premium or penalty. In the fourth quarter of 2014, the Company made a voluntary term loan prepayment of $15.0 million. The prepayments reduce the quarterly debt installment payments and the amount due on maturity on a pro-rata basis.
The Senior Secured Credit Facility provides for loans and letters of credit in an amount up to an aggregate availability under the revolving credit facility of $150.0 million, with a sub-limit of $50.0 million for letters of credit. Borrowings under the entire Senior Secured Credit Facility bear interest, at the Company’s option, at a base rate or a LIBOR rate, plus, in each case, an applicable margin. The applicable margin ranges from 1.00% to 2.00% for base rate borrowings and 2.00% to 3.00% for LIBOR borrowings. The Company must also pay a commitment fee to the lenders equal to a range of 0.25% to 0.45% per annum on the unused portion of the $150.0 million revolving credit facility along with other standard fees. Letter of credit fees are payable on outstanding letters of credit in an amount equal to the applicable LIBOR margin plus other customary fees. The Company is allowed to prepay in whole or in part advances under the revolving credit facility portion without penalty or premium other than customary “breakage” costs with respect to LIBOR loans. The Company pays the lowest margin or fee in each of the ranges noted above when its leverage ratio (as defined and measured under the Senior Security Credit Facility) of debt to EBITDA is less than 2.0.
The Senior Secured Credit Facility requires the Company to comply with financial covenants related to the maintenance of a minimum fixed charge coverage ratio and maximum leverage ratio. The financial covenants are measured at each fiscal quarter-end. Restricted payments, including dividends, are permitted only if the pro-forma leverage ratio after giving effect to such payment is less than 3.25x, pro-forma compliance after giving effect to such payment is maintained for all other financial covenants and there are no existing defaults under the Senior Secured Credit Facility. The Company was in compliance with all of its debt covenants as of, and throughout the year ended, December 31, 2014.
In the first quarter of 2013, upon execution of the Senior Secured Credit Facility, the Company recorded $8.7 million of costs related to the termination of its prior debt agreements. The costs included a $4.2 million early termination penalty payment and a $4.5 million write-off of the remaining unamortized deferred financing costs related to the prior debt agreements.
The Company incurred $1.9 million of debt issuance costs associated with the execution of the Senior Secured Credit Facility. Financing costs incurred in connection with the Senior Secured Credit Facility are deferred and amortized over the remaining life of the new debt. Approximately $0.1 million of deferred financing fees were written off in connection with the voluntary debt prepayment in the fourth quarter of 2014.
In the second quarter of 2014, the Company executed an amendment to the Senior Secured Credit Facility. The changes resulting from the amendment were primarily administrative in nature, including modifications to facilitate the repurchase of the Company’s common stock. No fees were incurred in connection with executing the amendment, nor were there any changes to financial covenant requirements.
As of December 31, 2014, there was no cash drawn and $23.9 million of undrawn letters of credit under the $150.0 million revolving credit facility portion of the Senior Secured Credit Facility, with $126.1 million of net availability for borrowings. As of December 31, 2014, no amounts were drawn against the Company’s non-U.S. lines of credit which provide for borrowings up to $12.3 million.
On March 13, 2013, the Company entered into an interest rate swap (the “Swap”) as a means of fixing the floating interest rate component on $75.0 million of its variable-rate debt under the Senior Secured Credit Facility. The Swap was designated as a cash flow hedge, with a termination date of March 13, 2018. In the fourth quarter of 2014, the Company terminated the Swap and received $0.2 million in connection with its settlement. The gain of $0.2 million has been included in Accumulated other comprehensive loss and will be reclassified into earnings over the remaining term of the Senior Secured Credit Facility.
Aggregate maturities of total borrowings amount to approximately $6.2 million in 2015, $7.3 million in 2016, $7.4 million in 2017 and $29.3 million in 2018. The weighted average interest rate on long-term borrowings was 2.2% at December 31, 2014.
The Company paid interest of $3.0 million in 2014, $9.4 million in 2013 and $20.6 million in 2012.
The Company paid income taxes of $8.2 million in 2014, $4.0 million in 2013 and $2.9 million in 2012.
Cash dividends of $5.6 million were declared and paid to stockholders in 2014. The Company did not declare any dividends in 2013, 2012 or 2011, and accordingly, no dividends were paid in 2013 or 2012.

Total debt net of cash and cash equivalents included in continuing operations was $19.8 million representing 5% of total capitalization at December 31, 2014 versus $68.3 million, or 16%, at December 31, 2013. The decrease in the percentage of total debt net of cash and cash equivalents to total capitalization in 2014 was primarily due to a $41.9 million reduction of total debt, combined with an increase in retained earnings during 2014 resulting from the generation of $63.7 million of net income for the year ended December 31, 2014.
The Company anticipates that capital expenditures for 2015 will be in the range of $15 million to $20 million. The Company believes that its financial resources and major sources of liquidity, including cash flow from operations and borrowing capacity, will be adequate to meet its operating needs, capital needs and financial commitments.
Contractual Obligations and Off-Balance Sheet Arrangements
The following table summarizes the Company’s contractual obligations and payments due by period as of December 31, 2014:

	Payments Due by Period
(in millions)	Total	Less than 1 Year	2-3 Years	4-5 Years	More than 5 Years
Long-term debt	$49.2	$5.8	$14.1	$29.3	$—
Interest payments on long term debt	3.4	1.1	1.7	0.6	—
Operating lease obligations	48.7	7.7	13.7	10.2	17.1
Capital lease obligations	1.0	0.4	0.6	—	—
Purchase obligations (a)	39.6	36.9	2.7	—	—
Pension contributions (b)	8.9	8.9	—	—	—
Total contractual obligations (c)	$150.8	$60.8	$32.8	$40.1	$17.1

(a)	Purchase obligations primarily relate to commercial chassis and other contracts in the ordinary course of business.

(b)
The Company expects to contribute up to $7.8 million to the U.S. benefit plans and up to $1.1 million to the non-U.S. benefit plans in 2015, which represents the minimum required contribution. Future contributions to the plans will be based on such factors as (i) annual service cost, (ii) the financial return on plan assets, (iii) interest rate movements that affect discount rates applied to plan liabilities and (iv) the value of benefit payments made. Due to the high degree of uncertainty regarding the potential future cash outflows associated with these plans, the Company is unable to provide a reasonably reliable estimate of the amounts and periods in which any additional liabilities might be paid.

(c)
As of December 31, 2014, the Company has a liability of approximately $2.8 million for unrecognized tax benefits (refer to Note 6 – Income Taxes to the accompanying consolidated financial statements). Due to the uncertainties related to these tax matters, the Company generally cannot make a reasonably reliable estimate of the period of cash settlement for this liability. As such, the potential future cash outflows are not included in the table above. We do not expect any significant change to our unrecognized tax benefits as a result of potential expiration of statute of limitations and settlements with tax authorities.

The following table summarizes the Company’s off-balance sheet arrangements and the notional amount by expiration period as of December 31, 2014:

	Notional Amount by Expiration Period
(in millions)	Total	Less than 1 Year	2-3 Years	4-5 Years
Financial standby letters of credit (a)	$22.2	$22.2	$—	$—
Performance standby letters of credit (a)	12.4	12.0	0.2	0.2
Performance and bid bonds (b)	12.6	8.1	1.3	3.2
Total off-balance sheet arrangements	$47.2	$42.3	$1.5	$3.4

(a)
Financial standby letters of credit largely relate to casualty insurance policies for the Company’s workers’ compensation, automobile, general liability and product liability policies. Performance standby letters of credit primarily represent guarantees of performance of certain subsidiaries that engage in transactions with foreign customers.

(b)	Performance and bid bonds primarily relate to guarantees of performance of certain subsidiaries that engage in transactions with domestic and foreign customers.
Critical Accounting Policies and Estimates
The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) disclosure of contingent assets and liabilities at the date of the consolidated financial statements and (iii) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company considers the following policies to be the most critical in understanding the judgments that are involved in the preparation of the Company’s consolidated financial statements and the uncertainties that could impact the Company’s financial condition, results of operations or cash flow.

Revenue Recognition
Net sales consist primarily of revenue from the sale of equipment, environmental vehicles, vehicle-mounted aerial platforms, parts, service and maintenance contracts.
The Company recognizes revenue for products when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the sales price is fixed or determinable and (iv) collection is reasonably assured. A product is considered delivered to the customer once it has been shipped and title and risk of loss have been transferred. For most of the Company’s product sales, these criteria are met at the time the product is shipped; however, occasionally title passes later or earlier than shipment due to customer contracts or letter of credit terms. If, at the outset of an arrangement, the Company determines the arrangement fee is not, or is presumed not to be, fixed or determinable, revenue is deferred and subsequently recognized as amounts become due and payable and all other criteria for revenue recognition have been met.
The Company enters into sales arrangements that may provide for multiple deliverables to a customer. These arrangements may include software and non-software components that function together to deliver the products’ essential functionality. The Company identifies all goods and/or services that are to be delivered separately under the sales arrangement and allocates revenue to each deliverable based on relative fair values. Fair values are generally established using reliable third-party objective evidence, or management’s best estimate of selling price, including prices charged when sold separately by the Company. In general, revenues are separated between hardware, integration and installation services. The allocated revenue for each deliverable is then recognized using appropriate revenue recognition methods.
Workers’ Compensation and Product Liability Reserves
Due to the nature of the Company’s products, the Company is subject to workers’ compensation and product liability claims in the ordinary course of business. The Company is self-funded for a portion of these claims with various retention and excess coverage thresholds. After a claim is filed, an initial liability is estimated, if any is expected, to resolve the claim. This liability is periodically updated as more claim facts become known. The establishment and update of liabilities for unpaid claims, including claims incurred but not reported, is based on the assessment by the Company’s claim administrator of each claim and an independent actuarial valuation of the nature and severity of total claims, as well as management’s estimate. The Company utilizes a third-party claims administrator to pay claims, track and evaluate actual claims experience and ensure consistency in the data used in the actuarial valuation. The amount and timing of cash payments relating to these claims are considered to be reliably determinable given the nature of the claims and historical claim volumes to support the actuarial assumptions and judgments used to derive the expected loss payment patterns. As such, the reserves recorded are discounted using a risk-free rate that matches the average duration of the claims. Management believes that the reserve established at December 31, 2014 appropriately reflects the Company’s risk exposure. The Company has not established a reserve for potential losses resulting from firefighter hearing loss litigation (see Note 9 – Legal Proceedings to the accompanying consolidated financial statements). If the Company is not successful in its defense after exhausting all appellate options, it will record a charge for such claims, to the extent they exceed insurance recoveries, at the appropriate time.
Goodwill
Goodwill represents the excess of the cost of an acquired business over the amounts assigned to its net assets. Goodwill is not amortized but is tested for impairment at a reporting unit level on an annual basis or when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company performed its annual goodwill impairment test as of October 31, 2014.
In 2014 and 2013, the Company applied the qualitative assessment, outlined in ASC 350, Intangibles — Goodwill and Other, to certain of its reporting units and concluded that it was not “more likely than not” that the fair values of these reporting units were less than their carrying values. As a result, the Company was not required to perform the two-step impairment test described below for these reporting units.
For the remaining reporting unit, goodwill was tested for impairment based on a two-step test in both 2014 and 2013. In 2012, goodwill for all reporting units was tested for impairment under the two-step approach. The first step in the two-step approach is used to identify potential impairment, by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The Company generally determines the fair value of its reporting units using two valuation methods: the “Income Approach — Discounted Cash Flow Analysis” method, and the “Market Approach — Guideline Public Company Method.”

Under the “Income Approach — Discounted Cash Flow Analysis” method, the key assumptions consider projected sales, cost of sales and operating expenses. These assumptions were determined by management utilizing our internal operating plan, including growth rates for revenues and operating expenses and margin assumptions. An additional key assumption under this approach is the discount rate, which is determined by reviewing current risk-free rates of capital and current market interest rates and by evaluating the risk premium relevant to the business segment. If our assumptions relative to growth rates were to change, our fair value calculation may change, which could result in impairment.
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
The results of these two methods are weighted based upon management’s evaluation of the relevance of the two approaches. Consistent with the prior year, management used a combination of the income and market approaches to determine the reporting unit’s fair value in 2014.
Although the Company believes its estimates of fair value are reasonable, actual financial results could differ from those estimates due to the inherent uncertainty involved in making such estimates. Changes in assumptions concerning future financial results or other underlying assumptions could have a significant impact on either the fair value of the reporting units, the amount of any goodwill impairment charge, or both. Future declines in the overall market value of the Company may also result in a conclusion that the fair value of one or more reporting units has declined below its carrying value.
One measure of the sensitivity of assumptions used in the impairment analysis is the amount by which each reporting unit “passed” (fair value exceeds the carrying value) the first-step of the two-step goodwill impairment test. The fair value of the reporting unit that was tested for impairment under the two-step approach in the 2014 analysis exceeded its carrying value by more than 20%. Relatively small changes in the Company’s key assumptions would not have resulted in the reporting unit failing the first step of the two-step test. As explained above, the Company was not required to perform the two-step approach for certain reporting units as it was considered not “more likely than not” that the fair values of these reporting units were less than their carrying values.
The Company had no goodwill impairments for its continuing operations in 2014, 2013 or 2012. Adverse changes to the Company’s business environment and future cash flow could cause us to record impairment charges in future periods, which could be material. See Note 4 – Goodwill to the accompanying consolidated financial statements for a summary of the Company’s goodwill by segment.
Pensions
The Company sponsors domestic and foreign defined benefit pension plans. Key assumptions used in the accounting for these employee benefit plans include the discount rate, expected long-term rate of return on plan assets, rate of increase in employee compensation levels and estimates of future mortality of plan participants. A change in any of these assumptions would have an effect on net periodic pension expense.
The following table summarizes the impact that a 25 basis point change in the discount rate on the Company’s projected benefit obligation and net periodic pension expense:

	Assumption Change:
(in millions)	25 Basis Point Increase	25 Basis Point Decrease
Projected benefit obligation	$(7.9)	$8.2
Net periodic pension expense	(0.3)	0.3
The weighted-average discount rate used to measure pension liabilities and costs is selected using a hypothetical portfolio of high quality bonds that would provide the necessary cash flow to match the projected benefit payments of the plans. The discount rate represents the rate at which our benefit obligations could effectively be settled as of the year-end measurement date. The weighted-average discount rate used to measure pension liabilities decreased from 2013 to 2014. See Note 7 – Pensions to the accompanying consolidated financial statements for further discussion.
The Company’s net periodic pension expense is also sensitive to changes in the expected long-term rate of return on plan assets. The expected long-term rate of return on plan assets is based on historical and expected returns for the asset classes in which the plans are invested. The expected asset return assumption is based upon a long-term view; therefore, we do not expect to see significant changes from year to year based on positive or negative actual performance in a single year. A 25 basis point decrease or increase in the expected long-term rate of return on plan assets would have increased or decreased the net periodic pension expense recognized in 2014 by $0.5 million.
A decrease or increase of 25 basis points in the rate of increase in employee compensation levels would have an insignificant impact on the net periodic pension expense recognized in 2014.
In October 2014, the Society of Actuaries published new mortality tables and scales that project people will generally live longer than previously anticipated. The Company’s projected benefit obligations as of December 31, 2014 were measured after taking the updated tables into consideration. The estimated impact of adopting these new tables was an increase of approximately 4% in the projected benefit obligation of the Company’s U.S. defined benefit plan.
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
We continually evaluate the need to maintain a valuation allowance for deferred tax assets based on our assessment of whether it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income. Appropriate consideration is given to all available evidence, both positive and negative, in assessing the need for a valuation allowance.
In the second quarter of 2013, this evaluation resulted in the determination that $102.4 million of our valuation allowance on U.S. deferred tax assets could be released. At that time, a qualitative and quantitative analysis of current and expected domestic earnings, industry and market trends, tax planning strategies and general business risks resulted in a conclusion that it was more likely than not that a significant portion of our U.S. deferred tax assets would be realized. Factors considered in reaching this determination included the return to profitability on a cumulative basis and improved market demand, with expectations that such improvement would continue into the foreseeable future. In addition, in 2012, we exited a business segment that had produced losses. We believe that our approach to the associated estimates and judgments applied to our tax positions as described herein is reasonable; however, actual results could differ and we may be exposed to increases or decreases in income taxes that could be material.
We continue to maintain a valuation allowance on certain state and foreign deferred tax assets that we believe, on a more likely than not basis, will not be realized.
Accounting for uncertainty in income taxes addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the consolidated financial statements. We recognize the tax benefit from an uncertain tax position if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.
The guidance on accounting for uncertainty in income taxes also outlines de-recognition and classification, and requires companies to elect and disclose their method of reporting interest and penalties on income taxes. We recognize interest and penalties related to uncertain tax positions as part of income tax expense.

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
Interest Rate Risk
The Company manages exposure to interest rate movements by balancing exposure between fixed-rate and floating-rate debt. The Company generally targets a ratio of fixed-rate debt to total debt of between 40% and 60%. At lower levels of total debt, the Company may accept a lower proportion of fixed-rate debt. The Company uses funded fixed-rate and floating-rate borrowings, as well as interest rate swaps, to balance the overall fixed to floating interest rate mix.
In March 2013, a five-year floating to fixed rate amortizing interest rate swap with a total notional amount of $75 million was implemented as a hedge that fixed the entire term loan portion of the Senior Secured Credit Facility, which was closed and funded at the same time. The debt borrowed under the revolving credit facility portion of the Senior Secured Credit Facility remained at floating interest rates. During 2013 and 2014, cash from operations was used to repay borrowings under the revolving credit facility. This had the effect of significantly reducing the amount of floating-rate debt, which resulted in the fixed-rate debt balance falling outside of the typical target range of 40% to 60%. In the fourth quarter of 2014, the Company also made a voluntary term loan prepayment of $15.0 million which reduced total borrowings. Based on the reductions in total debt and the hedged debt balance, the Company decided to terminate the fixed-rate interest rate swap in December 2014. At December 31, 2014, total debt therefore was represented solely by the term loan portion of the Senior Secured Credit Facility, at a floating interest rate. The Company periodically reviews its interest rate exposures and its fixed to floating interest rate debt mix.
The following table summarizes the principal cash flow and weighted average interest rates by year of maturity for the Company’s variable-rate debt obligations held at December 31, 2014:

	Expected Maturity Date
($ in millions)	2015	2016	2017	2018	Total
Variable-rate debt	$5.8	$6.9	$7.2	$29.3	$49.2
Average interest rate	2.2%	2.2%	2.2%	2.2%	2.2%
The fair value of the Company’s total debt obligations held at December 31, 2014 was $50.2 million. See Note 5 – Debt to the accompanying consolidated financial statements for a description of these agreements. A 100 basis point increase or decrease in variable interest rates in 2014 would have increased or decreased interest expense by approximately $0.1 million.
Foreign Exchange Rate Risk
Although the majority of the Company’s sales, expenses and cash flow are transacted in U.S. dollars, the Company has exposure to changes in foreign exchange rates, primarily the Euro and the British pound. The impact of currency movements on our financial results is largely mitigated by natural hedges in our operations. Approximately 65% of our total sales are conducted within the U.S. Almost all sales of product from the U.S. to other parts of the world are denominated in U.S. dollars. Sales from and within other currency zones are predominantly transacted in the currency of the country sourcing the product or service. Management estimates that a 10% appreciation of the U.S. dollar against other currencies would reduce full-year net sales by less than 2% and operating income by approximately 1%.
The Company may also have foreign currency exposures related to buying and selling in currencies other than the local currency in which it operates and to certain balance sheet positions. If such transactional or balance sheet exposures are material, the Company may enter into matching foreign currency forward contracts from time to time to protect against variability in exchange rates. As of December 31, 2014, there are less than $0.1 million of unrealized gains on the Company’s foreign exchange contracts.

Item 8.    Financial Statements and Supplementary Data.
FEDERAL SIGNAL CORPORATION

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Federal Signal Corporation
Oak Brook, Illinois
We have audited the accompanying consolidated balance sheets of Federal Signal Corporation and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the years ended December 31, 2014 and 2013. Our audit also included the financial statement schedule as of December 31, 2014 and 2013 listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material aspects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2015 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
Chicago, Illinois
March 2, 2015

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Federal Signal Corporation
We have audited the accompanying consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows of Federal Signal Corporation and subsidiaries for the year ended December 31, 2012. Our audit also included the financial statement schedule listed in the Index at Item 15(2) for the fiscal year ended December 31, 2012. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Federal Signal Corporation and subsidiaries for the year ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the fiscal year ended December 31, 2012, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
/s/ Ernst & Young LLP
Chicago, Illinois
March 15, 2013

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Federal Signal Corporation
Oak Brook, Illinois
We have audited the internal control over financial reporting of Federal Signal Corporation and subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2014, of the Company and our report dated March 2, 2015 expressed an unqualified opinion on those financial statements and financial statement schedule.
/s/ Deloitte & Touche LLP
Chicago, Illinois
March 2, 2015

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
(in millions, except per share data)	2014	2013	2012
Net sales	$918.5	$851.3	$803.2
Cost of sales	685.2	646.2	613.4
Gross profit	233.3	205.1	189.8
Selling, engineering, general and administrative expenses	140.7	133.8	136.9
Restructuring	—	0.7	1.4
Operating income	92.6	70.6	51.5
Interest expense	3.8	8.8	21.4
Debt settlement charges	—	8.7	3.5
Other expense, net	1.5	0.1	0.7
Income before income taxes	87.3	53.0	25.9
Income tax (expense) benefit	(24.3)	107.2	(3.9)
Income from continuing operations	63.0	160.2	22.0
Gain (loss) from discontinued operations and disposal, net of income tax (expense) benefit of $(0.3), $0.8 and $3.6, respectively	0.7	(0.2)	(49.5)
Net income (loss)	$63.7	$160.0	$(27.5)
Basic earnings (loss) per share:
Earnings from continuing operations	$1.00	$2.56	$0.35
Gain (loss) from discontinued operations and disposal, net of tax	0.01	—	(0.79)
Net earnings (loss) per share	$1.01	$2.56	$(0.44)
Diluted earnings (loss) per share:
Earnings from continuing operations	$0.99	$2.53	$0.35
Gain (loss) from discontinued operations and disposal, net of tax	0.01	—	(0.79)
Net earnings (loss) per share	$1.00	$2.53	$(0.44)
Weighted average shares outstanding:
Basic	62.7	62.6	62.3
Diluted	63.6	63.2	62.7
Cash dividends declared per common share	$0.09	$—	$—
See notes to consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Years Ended December 31,
(in millions)	2014	2013	2012
Net income (loss)	$63.7	$160.0	$(27.5)
Other comprehensive (loss) income:
Change in foreign currency translation adjustment	(15.8)	5.2	11.1
Change in unrecognized net actuarial losses related to pension benefit plans, net of income tax (benefit) expense of $(11.6), $15.8 and $0.3, respectively	(21.7)	32.9	(15.5)
Unrealized net (loss) gain on derivatives, net of income tax (benefit) expense of $(0.1), $0.2 and $0.2, respectively	(0.1)	0.1	0.7
Total other comprehensive (loss) income	(37.6)	38.2	(3.7)
Comprehensive income (loss)	$26.1	$198.2	$(31.2)
See notes to consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31,
(in millions, except per share data)	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$30.4	$23.8
Accounts receivable, net of allowances for doubtful accounts of $1.3 and $2.3, respectively	107.6	95.6
Inventories	121.0	109.8
Prepaid expenses	8.8	12.6
Deferred tax assets	18.8	12.4
Other current assets	2.8	9.4
Current assets of discontinued operations	1.1	1.9
Total current assets	290.5	265.5
Properties and equipment, net	69.5	63.8
Goodwill	266.3	273.8
Deferred tax assets	25.3	33.1
Deferred charges and other assets	4.0	5.1
Long-term assets of discontinued operations	3.1	3.5
Total assets	$658.7	$644.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term borrowings and capital lease obligations	$6.2	$7.4
Accounts payable	50.7	50.5
Customer deposits	12.1	11.2
Accrued liabilities:
Compensation and withholding taxes	28.2	25.7
Other current liabilities	40.2	35.4
Current liabilities of discontinued operations	1.7	2.4
Total current liabilities	139.1	132.6
Long-term borrowings and capital lease obligations	44.0	84.7
Long-term pension and other post-retirement benefit liabilities	63.5	36.9
Deferred gain	14.6	16.5
Other long-term liabilities	20.9	17.0
Long-term liabilities of discontinued operations	5.0	6.1
Total liabilities	287.1	293.8
Stockholders’ equity:
Common stock, $1 par value per share, 90.0 shares authorized, 64.2 and 63.8 shares issued, respectively	64.2	63.8
Capital in excess of par value	187.0	177.0
Retained earnings	227.0	168.9
Treasury stock, at cost, 1.7 million and 1.0 million shares, respectively	(27.1)	(16.8)
Accumulated other comprehensive loss	(79.5)	(41.9)
Total stockholders’ equity	371.6	351.0
Total liabilities and stockholders’ equity	$658.7	$644.8

See notes to consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(in millions)	2014	2013	2012
Operating activities:
Net income (loss)	$63.7	$160.0	$(27.5)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Gain) loss on discontinued operations and disposal	(0.7)	0.2	49.5
Depreciation and amortization	15.0	14.2	13.2
Deferred financing costs	0.5	5.0	4.4
Deferred gain	(1.9)	(1.9)	(1.9)
Stock-based compensation expense	6.1	4.0	2.6
Excess tax benefit from stock-based compensation	(2.2)	—	—
Pension expense, net of funding	(5.7)	(1.3)	(5.7)
Deferred income taxes, including change in valuation allowance	19.3	(112.0)	(4.8)
Changes in operating assets and liabilities, net of effects of discontinued operations:
Accounts receivable	(16.6)	2.6	9.3
Inventories	(20.0)	10.5	(14.5)
Other current assets	0.3	3.8	(1.4)
Accounts payable	1.9	(2.5)	2.6
Customer deposits	1.7	(2.1)	(1.5)
Accrued liabilities	9.9	(0.9)	17.3
Income taxes	(1.1)	(0.6)	8.6
Other	2.0	1.3	(1.0)
Net cash provided by continuing operating activities	72.2	80.3	49.2
Net cash provided by (used for) discontinued operating activities	0.1	(5.5)	(26.0)
Net cash provided by operating activities	72.3	74.8	23.2
Investing activities:
Purchases of properties and equipment	(19.5)	(17.0)	(13.0)
Proceeds from sales of properties and equipment	0.5	0.1	1.8
Proceeds from sale of FSTech Group	7.4	—	82.1
Decrease (increase) in restricted cash	—	1.0	(1.0)
Net cash (used for) provided by continuing investing activities	(11.6)	(15.9)	69.9
Financing activities:
(Decrease) increase in revolving lines of credit, net	(20.0)	17.5	(173.3)
Decrease in short-term borrowings, net	—	(0.3)	(9.5)
Proceeds from issuance of long-term borrowings	—	75.0	215.0
Payments on long-term borrowings	(21.6)	(153.6)	(99.5)
Payments of debt financing fees	—	(6.1)	(6.9)
Purchases of treasury stock	(10.3)	—	—
Cash dividends paid to stockholders	(5.6)	—	—
Proceeds from stock-based compensation activity	2.6	2.6	—
Excess tax benefit from stock-based compensation	2.2	—	—
Other, net	(1.0)	(0.7)	2.4
Net cash used for continuing financing activities	(53.7)	(65.6)	(71.8)
Net cash used for discontinued financing activities	—	—	(0.9)
Net cash used for financing activities	(53.7)	(65.6)	(72.7)
Effects of foreign exchange rate changes on cash and cash equivalents	(0.4)	0.8	(0.2)
Increase (decrease) in cash and cash equivalents	6.6	(5.9)	20.2
Cash and cash equivalents at beginning of year	23.8	29.7	9.5
Cash and cash equivalents at end of year	$30.4	$23.8	$29.7

See notes to consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions)	Common Stock Par Value	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2011	$63.1	$167.7	$36.4	$(16.1)	$(76.4)	$174.7
Net loss			(27.5)			(27.5)
Total other comprehensive loss					(3.7)	(3.7)
Stock-based payments:
Stock-based compensation		3.1				3.1
Stock option exercises and other	0.3	0.3		(0.3)		0.3
Balance at December 31, 2012	63.4	171.1	8.9	(16.4)	(80.1)	146.9
Net income			160.0			160.0
Total other comprehensive income					38.2	38.2
Stock-based payments:
Stock-based compensation		3.6				3.6
Stock option exercises and other	0.4	2.0		(0.4)		2.0
Common stock canceled		0.3				0.3
Balance at December 31, 2013	63.8	177.0	168.9	(16.8)	(41.9)	351.0
Net income			63.7			63.7
Total other comprehensive loss					(37.6)	(37.6)
Cash dividends declared			(5.6)			(5.6)
Stock-based payments:
Stock-based compensation		5.5				5.5
Stock option exercises and other	0.4	2.3				2.7
Excess tax benefit from stock-based compensation		2.2				2.2
Stock repurchase program				(10.3)		(10.3)
Balance at December 31, 2014	$64.2	$187.0	$227.0	$(27.1)	$(79.5)	$371.6

See notes to consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization and Description of the Business
Federal Signal Corporation was founded in 1901 and was reincorporated as a Delaware corporation in 1969. References herein to the “Company,” “we,” “our” or “us” refer collectively to Federal Signal Corporation and its subsidiaries.
Products manufactured and services rendered by the Company are divided into three major operating segments: Environmental Solutions Group, Safety and Security Systems Group and Fire Rescue Group. The individual operating businesses are organized as such because they share certain characteristics, including technology, marketing, distribution and product application, which create long-term synergies. The Company’s reportable segments are consistent with its operating segments. These segments are discussed in Note 13 – Segment Information.
Our fiscal year ends on December 31. All references to 2014, 2013 and 2012 relate to the fiscal year unless otherwise indicated.
Basis of Presentation and Consolidation
The accompanying consolidated financial statements represent the consolidation of Federal Signal Corporation and its subsidiaries included herein and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”). Intercompany balances and transactions have been eliminated in consolidation. The operating results of businesses divested in prior years have been excluded since the date of sale, and have been reported as discontinued operations prior to sale. See Note 15 – Discontinued Operations for further details.
Certain prior year amounts have been reclassified to conform to the current year presentation.
Non-U.S. Operations
Assets and liabilities of non-U.S. subsidiaries, other than those whose functional currency is the U.S. dollar, are translated at current exchange rates with the related translation adjustments reported in stockholders’ equity as a component of Accumulated other comprehensive loss. Accounts within the Consolidated Statements of Operations are translated at the average exchange rate during the period. Non-monetary assets and liabilities are translated at historical exchange rates.
Relating to transactions that are denominated in a currency other than the functional currency, the Company incurs foreign currency transaction gains or losses, which are recognized in the Consolidated Statement of Operations as incurred. For the years ended December 31, 2014, 2013 and 2012, the Company incurred foreign currency transaction losses, included in other expense, net in the Consolidated Statements of Operations, of $1.5 million, $0.3 million and $0.6 million, respectively.
Fair Value Measurements
The Company uses a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy maximizes the use of observable inputs and minimizes the use of unobservable inputs. Observable inputs are developed based on market data obtained from independent sources, while unobservable inputs reflect the Company’s assumptions about valuation based on the best information available in the circumstances. The three levels of inputs are classified as follows:

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

Cash Equivalents
The Company considers all highly liquid investments with a maturity of three months or less, when purchased, to be cash equivalents. The carrying amount of cash and cash equivalents approximates fair value because of the short-term maturity and highly liquid nature of these instruments.

Accounts Receivable
The Company carries accounts receivable at the face amount less an allowance for doubtful accounts for estimated losses as a result of a customer’s inability to make required payments. Management evaluates the aging of the accounts receivable balances, the financial condition of its customers, historical trends and the time outstanding of specific balances to estimate the amount of accounts receivables that may not be collected in the future and records the appropriate provision.
Inventories
The Company’s inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out (“FIFO”) method. Included in the cost of inventories are raw materials, direct wages and associated production costs.
Properties and Equipment
Properties and equipment are stated at cost, net of depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets. Useful lives generally range from eight to 40 years for buildings and three to 15 years for machinery and equipment. Leasehold improvements are depreciated over the shorter of the remaining life of the lease or the useful life of the improvement. Depreciation expense is primarily included as a component of Cost of sales on the Consolidated Statements of Operations, with depreciation expense associated with certain assets used for administrative purposes being presented within Selling, engineering, general and administrative (“SEG&A”) expenses. Depreciation expense was $14.9 million, $14.0 million and $12.1 million in the years ended December 31, 2014, 2013 and 2012, respectively.
Properties and equipment includes certain equipment that is manufactured by the Company and subsequently transferred to a rental fleet for the purpose of leasing to end customers. The related cash flow activity associated with these transactions is reflected within operating activities on the Consolidated Statements of Cash Flows. Non-cash transfers from Inventories to Properties and equipment totaled $4.1 million for the year ended December 31, 2014. The rental income associated with this activity is not considered material to the Company’s consolidated results of operations.
Properties and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.
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
In 2014 and 2013, the Company applied the qualitative assessment, outlined in Accounting Standards Codification (“ASC”) 350, Intangibles — Goodwill and Other, to certain of its reporting units and concluded that it was not “more likely than not” that the fair values of these reporting units were less than their carrying values. As a result, the Company was not required to perform the two-step impairment test described below for these reporting units.
For the remaining reporting unit, goodwill was tested for impairment based on a two-step test in both 2014 and 2013. In 2012, goodwill for all reporting units was tested for impairment under the two-step approach. The first step in the two-step approach is used to identify potential impairment, by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The Company generally determines the fair value of its reporting units using two valuation methods: the “Income Approach — Discounted Cash Flow Analysis” method, and the “Market Approach — Guideline Public Company Method.”
Under the “Income Approach — Discounted Cash Flow Analysis” method, the key assumptions consider projected sales, cost of sales and operating expenses. These assumptions were determined by management utilizing our internal operating plan, including growth rates for revenues and operating expenses and margin assumptions. An additional key assumption under this approach is the discount rate, which is determined by reviewing current risk-free rates of capital and current market interest rates and by evaluating the risk premium relevant to the business segment.
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
The results of these two methods are weighted based upon management’s evaluation of the relevance of the two approaches. Consistent with the prior year, management used a combination of the income and market approaches to determine the reporting unit’s fair value in 2014.
The fair value of the reporting unit that was tested for impairment under the two-step approach in the 2014 analysis exceeded its carrying value by more than 20%. Relatively small changes in the Company’s key assumptions would not have resulted in the reporting unit failing the first step of the two-step test.
The Company had no goodwill impairments for its continuing operations in 2014, 2013 or 2012. See Note 4 – Goodwill to the accompanying consolidated financial statements for a summary of the Company’s goodwill by segment.
Pensions
The Company sponsors domestic and foreign defined benefit pension plans. Key assumptions used in the accounting for these employee benefit plans include the discount rate, expected long-term rate of return on plan assets, rate of increase in employee compensation levels and estimates of future mortality of plan participants.
The weighted-average discount rate used to measure pension liabilities and costs is selected using a hypothetical portfolio of high-quality bonds that would provide the necessary cash flow to match the projected benefit payments of the plans. The discount rate represents the rate at which our benefit obligations could effectively be settled as of the year-end measurement date. The weighted-average discount rate used to measure pension liabilities decreased from 2013 to 2014. See Note 7 – Pensions for further discussion.
The expected long-term rate of return on plan assets is based on historical and expected returns for the asset classes in which the plans are invested.
In October 2014, the Society of Actuaries published new mortality tables and scales that project people will generally live longer than previously anticipated. The Company’s projected benefit obligations as of December 31, 2014 were measured after taking the updated tables into consideration. The estimated impact of adopting these new tables was an increase of approximately 4% in the projected benefit obligation of the Company’s U.S. defined benefit plan.
Stock-Based Compensation Plans
The Company has various stock-based compensation plans, described more fully in Note 11 – Stock-Based Compensation. The fair value of stock options is determined using a Black-Scholes option pricing model.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and (iii) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Warranty
Sales of many of the Company’s products carry express warranties based on terms that are generally accepted in the Company’s marketplaces. The Company records provisions for estimated warranty, which are included within Cost of sales, at the time of sale based on historical experience. The Company periodically adjusts these provisions to reflect actual experience. Infrequently, a material warranty issue can arise which is beyond the scope of the Company’s historical experience. The Company records costs related to these issues as they become probable and estimable.
The Company also sells optional extended warranty contracts that extend coverage beyond the initial term of the express warranty period. At the time of sale, revenue related to the extended warranty contract is deferred and recognized as income over the life of the contract. As of December 31, 2014 and 2013, deferred revenue associated with extended warranty contracts was $2.4 million and $2.0 million, respectively, and was included within Other current liabilities and Other long-term liabilities on the Consolidated Balance Sheets. Costs under extended warranty contracts are expensed as incurred.

Workers’ Compensation and Product Liability Reserves
Due to the nature of the Company’s products, the Company is subject to claims for workers’ compensation and product liability in the normal course of business. The Company is self-funded for a portion of these claims. The Company establishes a reserve using a third-party actuary for any known outstanding matters, including a reserve for claims incurred but not yet reported. The amount and timing of cash payments relating to these claims are considered to be reliably determinable given the nature of the claims and historical claim volumes to support the actuarial assumptions and judgments used to derive the expected loss payment patterns. As such, the reserves recorded are discounted using a risk-free rate that matches the average duration of the claims.
The Company has not established a reserve for potential losses resulting from the firefighter hearing loss litigation (see Note 9 – Legal Proceedings). If the Company is not successful in its defense after exhausting all appellate options, it will record a charge for such claims, to the extent they exceed insurance recoveries, at the appropriate time.
Revenue Recognition
Net sales consist primarily of revenue from the sale of equipment, environmental vehicles, vehicle-mounted aerial platforms, parts, service and maintenance contracts.
The Company recognizes revenue for products when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the sales price is fixed or determinable and (iv) collection is reasonably assured. A product is considered delivered to the customer once it has been shipped, and title and risk of loss have been transferred. For most of the Company’s product sales, these criteria are met at the time the product is shipped; however, occasionally title passes later or earlier than shipment due to customer contracts or letter of credit terms. If at the outset of an arrangement the Company determines the arrangement fee is not, or is presumed not to be, fixed or determinable, revenue is deferred and subsequently recognized as amounts become due and payable and all other criteria for revenue recognition have been met.
The Company enters into sales arrangements that may provide for multiple deliverables to a customer. These arrangements may include software and non-software components that function together to deliver the products’ essential functionality. The Company identifies all goods and/or services that are to be delivered separately under the sales arrangement and allocates revenue to each deliverable based on relative fair values. Fair values are generally established using reliable third-party objective evidence, or management’s best estimate of selling price, including prices charged when sold separately by the Company. In general, revenues are separated between hardware, integration and installation services. The allocated revenue for each deliverable is then recognized using appropriate revenue recognition methods.
Net sales are presented net of returns and allowances. Returns and allowances are calculated and recorded as a percentage of revenue based upon historical returns. Net sales include sales of products and billed freight related to product sales. Freight has not historically comprised a material component of Net sales.
Product Shipping Costs
Product shipping costs are expensed as incurred and are included within Cost of Sales.
Research and Development
The Company invests in research to support development of new products and the enhancement of existing products and services. Expenditures for research and development by the Company were $16.6 million in 2014, $11.0 million in 2013 and $10.0 million in 2012, and are included within SEG&A expenses.
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
Accounting standards on accounting for uncertainty in income taxes address the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the consolidated financial statements. Under the guidance on accounting for uncertainty in income taxes, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The guidance on accounting for uncertainty in income taxes also outlines de-recognition and classification, as well as interest and penalties on income taxes.
Litigation Contingencies
The Company is subject to various claims, including pending and possible legal actions for product liability and other damages, and other matters arising in the ordinary course of the Company’s business. The Company believes, based on current knowledge and after consultation with counsel, that the outcome of such claims and actions will not have an adverse effect on the Company’s financial position or results of operations. However, in the event of unexpected future developments, it is possible that the ultimate resolution of such matters, if unfavorable, could have a material adverse effect on the Company’s results of operations. Professional legal fees are expensed when incurred. We accrue for contingent losses when such losses are probable and reasonably estimable. In the event that estimates or assumptions of contingent losses are different from actual results, adjustments are made in subsequent periods to reflect more current information.
NOTE 2 — INVENTORIES
The following table summarizes the components of inventories:

(in millions)	2014	2013
Raw materials	$53.1	$46.1
Work in process	23.7	24.3
Finished goods	44.2	39.4
Total inventories	$121.0	$109.8
NOTE 3 — PROPERTIES AND EQUIPMENT, NET
The following table summarizes the components of properties and equipment, net:

(in millions)	2014	2013
Land	$0.3	$0.3
Buildings and improvements	29.1	27.0
Machinery and equipment	164.7	158.2
Total property and equipment, at cost	194.1	185.5
Less: Accumulated depreciation	124.6	121.7
Properties and equipment, net	$69.5	$63.8
In July 2008, the Company entered into sale-leaseback transactions for its Elgin and University Park, Illinois plant locations. Net proceeds received were $35.8 million, resulting in a deferred gain of $29.0 million. The deferred gain is being amortized over the 15-year life of the respective leases. The deferred gain balance was $16.5 million and $18.4 million at December 31, 2014 and 2013, respectively. Of these amounts, $1.9 million and $1.9 million, was included within Other current liabilities on the Consolidated Balance Sheets at December 31, 2014 and 2013, respectively.
The Company leases certain facilities and equipment under operating leases, some of which contain options to renew. Total rental expense on all operating leases was $8.2 million in 2014, $8.5 million in 2013 and $8.9 million in 2012. Sublease income and contingent rentals relating to operating leases were insignificant. At December 31, 2014, minimum future rental commitments under operating leases having non-cancelable lease terms in excess of one year aggregated $48.7 million and were payable as follows: $7.7 million in 2015, $7.1 million in 2016, $6.6 million in 2017, $5.1 million in 2018, $5.1 million in 2019 and $17.1 million thereafter.

NOTE 4 — GOODWILL
The following table summarizes the carrying amount of goodwill by segment:

(in millions)	Environmental Solutions	Fire Rescue	Safety & Security Systems	Total
Balance at December 31, 2012	$120.4	$33.8	$118.1	$272.3
Translation adjustments	—	—	1.5	1.5
Balance at December 31, 2013	120.4	33.8	119.6	273.8
Translation adjustments	—	(2.7)	(4.8)	(7.5)
Balance at December 31, 2014	$120.4	$31.1	$114.8	$266.3
NOTE 5 — DEBT
The following table summarizes the components of long-term debt and capital lease obligations, net:

(in millions)	2014	2013
Senior Secured Credit Facility:
Revolving Credit Facility	$—	$20.0
Term Loan	49.2	70.8
Capital lease obligations	1.0	1.3
Total long-term borrowings and capital lease obligations, including current portion	50.2	92.1
Less: Current maturities	5.8	7.0
Less: Current capital lease obligations	0.4	0.4
Total long-term borrowings and capital lease obligations, net	$44.0	$84.7
As more fully described within Note 1 – Summary of Significant Accounting Policies, the Company uses a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The fair value of long-term debt is based on interest rates that we believe are currently available to us for issuance of debt with similar terms and remaining maturities (Level 2 input).
The following table summarizes the carrying amounts and fair values of the Company’s financial instruments:

	2014		2013
(in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value
Long-term debt (a)	50.2	50.2	92.1	92.1

(a)	Long-term debt includes current portions of long-term debt and current portions of capital lease obligations of $6.2 million and $7.4 million as of December 31, 2014 and 2013, respectively.
On March 13, 2013, the Company entered into a Credit Agreement by and among the Company, as borrower, the lenders referred to therein, as lenders, Wells Fargo Bank, National Association, as administrative agent, swingline lender and issuing lender, General Electric Capital Corporation, as syndication agent, and Wells Fargo Securities, LLC and GE Capital Markets, Inc., as joint lead arrangers and joint book managers, providing the Company with a $225.0 million senior secured credit facility (the “Senior Secured Credit Facility”) comprised of a five-year fully funded term loan of $75.0 million and a five-year $150.0 million revolving credit facility under which borrowings may be made from time to time during the term of the Senior Secured Credit Facility.
The Company used the proceeds from the Senior Secured Credit Facility to (i) repay outstanding balances under its prior debt agreements, (ii) finance the ongoing general corporate needs of the Company and its subsidiaries, (iii) pay fees and expenses associated with repayment of amounts due under its prior debt agreements, including the payment of approximately $4.2 million in breakage fees and premiums and (iv) pay fees and expenses associated with the Senior Secured Credit Facility.
The Senior Secured Credit Facility is a five-year senior secured credit facility secured by a first priority security interest in all now or hereafter acquired domestic property and assets and the stock or other equity interests in each of the domestic subsidiaries and certain of the first-tier foreign subsidiaries, subject to certain exclusions. Beginning on June 30, 2013, quarterly installment payments are required to be made against the $75.0 million term loan based on an amortization schedule that required 7.5% of the original term loan to be repaid in the first year, 10.0% of the original term loan to be repaid in each of the second and third years, 12.5% of the original term loan to be repaid in each of the fourth and fifth years, with the remaining balance to be repaid on the maturity date of March 13, 2018. The Company is allowed to prepay the term loan in whole or in part prior to maturity without premium or penalty. In the fourth quarter of 2014, the Company made a voluntary term loan prepayment of $15.0 million. The prepayments reduce the quarterly debt installment payments and the amount due on maturity on a pro-rata basis.
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
The Senior Secured Credit Facility requires the Company to comply with financial covenants related to the maintenance of a minimum fixed charge coverage ratio and maximum leverage ratio. The financial covenants are measured at each fiscal quarter-end. Restricted payments, including dividends, are permitted only if the pro-forma leverage ratio after giving effect to such payment is less than 3.25x, pro-forma compliance after giving effect to such payment is maintained for all other financial covenants and there are no existing defaults under the Senior Secured Credit Facility. The Company was in compliance with all of its debt covenants as of, and throughout the year ended, December 31, 2014.
In the first quarter of 2013, upon execution of the Senior Secured Credit Facility, the Company recorded $8.7 million of costs related to the termination of its prior debt agreements. The costs included a $4.2 million early termination penalty payment and a $4.5 million write-off of the remaining unamortized deferred financing costs related to the prior debt agreements.
The Company incurred $1.9 million of debt issuance costs associated with the execution of the Senior Secured Credit Facility. Financing costs incurred in connection with the Senior Secured Credit Facility are deferred and amortized over the remaining life of the new debt. Approximately $0.1 million of deferred financing fees were written off in connection with the voluntary debt prepayment in the fourth quarter of 2014.
In the second quarter of 2014, the Company executed an amendment to the Senior Secured Credit Facility. The changes resulting from the amendment were primarily administrative in nature, including modifications to facilitate the repurchase of the Company’s common stock. No fees were incurred in connection with executing the amendment, nor were there any changes to financial covenant requirements.
As of December 31, 2014, there was no cash drawn and $23.9 million of undrawn letters of credit under the $150.0 million revolving credit facility portion of the Senior Secured Credit Facility, with $126.1 million of net availability for borrowings. As of December 31, 2014, no amounts were drawn against the Company’s non-U.S. lines of credit which provide for borrowings up to $12.3 million.
For the years ended December 31, 2014, 2013 and 2012, gross borrowings under the Company’s domestic revolving credit facility were $6.5 million, $123.7 million and $116.7 million, respectively. For the years ended December 31, 2014, 2013 and 2012, gross payments under the Company’s domestic revolving credit facility were $26.5 million, $106.2 million and $290.0 million, respectively.
Aggregate maturities of total borrowings amount to approximately $6.2 million in 2015, $7.3 million in 2016, $7.4 million in 2017 and $29.3 million in 2018. The weighted average interest rate on long-term borrowings was 2.2% at December 31, 2014.
The Company paid interest of $3.0 million in 2014, $9.4 million in 2013 and $20.6 million in 2012.
Interest Rate Swap
On March 13, 2013, the Company entered into an interest rate swap (the “Swap”) with a notional amount of $75.0 million, as a means of fixing the floating interest rate component on $75.0 million of its variable-rate debt under the Senior Secured Credit Facility. The Swap was designated as a cash flow hedge, with an original termination date of March 13, 2018. In the fourth quarter of 2014, the Company terminated the Swap and received $0.2 million in connection with its settlement. The gain of $0.2 million has been included in Accumulated other comprehensive loss and will be reclassified into earnings over the remaining term of the Senior Secured Credit Facility. We do not use derivative instruments for trading or speculative purposes.

NOTE 6 — INCOME TAXES
The following table summarizes the income tax expense (benefit) from continuing operations:

(in millions)	2014	2013	2012
Current:
Federal	$3.0	$—	$(1.8)
Foreign	0.6	2.4	3.2
State and local	1.3	1.0	0.1
Total current tax expense	4.9	3.4	1.5
Deferred:
Federal	17.8	(112.1)	2.1
Foreign	(2.7)	0.2	0.3
State and local	4.3	1.3	—
Total deferred tax expense (benefit)	19.4	(110.6)	2.4
Total income tax expense (benefit)	$24.3	$(107.2)	$3.9
The following table summarizes the differences between the statutory federal income tax rate and the effective income tax rate from continuing operations:

	2014	2013	2012
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	3.6	2.7	1.0
Valuation allowance	(4.3)	(231.7)	41.3
Domestic production deduction	(2.0)	(1.2)	—
Bad debt deduction	—	—	(24.9)
Asset dispositions and write-offs	—	(3.0)	(29.5)
Repatriation effects	—	1.5	—
Tax reserves	(1.2)	—	(1.0)
R&D tax credits	(0.6)	(1.5)	—
Foreign tax rate effects	(2.5)	(4.4)	(7.2)
Other, net	(0.2)	0.3	0.4
Effective income tax rate	27.8%	(202.3)%	15.1%
The following table summarizes income from continuing operations before taxes:

(in millions)	2014	2013	2012
U.S.	$78.5	$38.9	$10.0
Non-U.S.	8.8	14.1	15.9
Income from continuing operations before taxes	$87.3	$53.0	$25.9
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
Throughout 2012, the Company was in a three-year cumulative domestic loss position and continued to maintain a valuation allowance, initially recorded in 2010, against domestic deferred tax assets due to the uncertainty of the realization of certain deferred tax assets. In 2012, the Company continued to adjust its valuation allowance as the deferred tax assets increased or decreased, resulting in effectively no tax expense or benefit being recorded for domestic operations. However, in 2012, the Company did record tax expense for the increase in the deferred tax liabilities of its domestic indefinite lived intangibles.

Furthermore, an income tax provision was recorded in each of the three years in the period ended December 31, 2014 for foreign operations that were not in a cumulative loss position.
We continually evaluate the need to maintain a valuation allowance for deferred tax assets based on our assessment of whether it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income. Appropriate consideration is given to all available evidence, both positive and negative, in assessing the need for a valuation allowance.
In the second quarter of 2013, this evaluation resulted in the determination that $102.4 million of our valuation allowance on U.S. deferred tax assets could be released. At that time, a qualitative and quantitative analysis of current and expected domestic earnings, industry and market trends, tax planning strategies and general business risks resulted in a conclusion that it was more likely than not that a significant portion of our U.S. deferred tax assets would be realized. Factors considered in reaching this determination included the return to profitability on a cumulative basis and improved market demand, with expectations that such improvement would continue into the foreseeable future. In addition, in 2012, we exited a business segment that had produced losses.
Upon releasing the significant portion of our valuation allowance on U.S. deferred tax assets in the second quarter of 2013, a valuation allowance of $10.4 million was maintained in accordance with the guidance provided in ASC 740-270-25-4 and was released through the effective tax rate as domestic income is recognized throughout the course of the year ended December 31, 2013. An additional $3.4 million reduction in deferred tax valuation allowances was recorded in the year ended December 31, 2013.
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
As the Company no longer maintains a valuation allowance against most domestic tax assets, tax expense has been recognized on domestic earnings, as well as non-U.S. earnings, in the year ended December 31, 2014.
The Company recognized income tax expense of $24.3 million for the year ended December 31, 2014, compared to an income tax benefit of $107.2 million in the prior year. The Company’s effective tax rate for the year ended December 31, 2014 was 27.8%, compared to (202.3)% in 2013.
In the fourth quarter of 2014, based on a qualitative and quantitative analysis, the Company determined that $3.5 million of valuation allowance previously recorded against deferred tax assets in Spain could be released. In reaching the conclusion that it was more likely that deferred tax assets would be realized, the Company evaluated current and expected earnings, the cumulative earnings position, industry and market trends, recent changes in Spanish tax legislation and general business risks.
The Company’s effective tax rate for the year ended December 31, 2014 was also favorably impacted by a $1.0 million net reduction in unrecognized tax benefits and an income tax benefit of $0.4 million related to the decrease in foreign deferred tax liabilities resulting from a change in the enacted Spanish tax rate.

The following table summarizes deferred income tax assets and liabilities:

(in millions)	2014	2013
Deferred tax assets:
Depreciation and amortization	$11.1	$10.8
Accrued expenses	28.6	28.8
Net operating loss, alternative minimum tax, research and development and foreign tax credit carryforwards	44.6	62.8
Definite lived intangibles	1.6	1.7
Pension benefits	35.4	23.3
Other	1.0	1.1
Deferred revenue	0.1	0.1
Gross deferred tax assets	122.4	128.6
Valuation allowance	(3.8)	(9.8)
Total deferred tax assets	118.6	118.8
Deferred tax liabilities:
Depreciation and amortization	(5.8)	(3.7)
Expenses capitalized for book	(1.4)	(1.0)
Pension benefits	(13.4)	(11.5)
Indefinite lived intangibles	(57.1)	(56.8)
Other	(0.5)	(0.3)
Gross deferred tax liabilities	(78.2)	(73.3)
Net deferred tax assets	$40.4	$45.5
The deferred tax asset for tax loss carryforwards at December 31, 2014, includes federal net operating loss carryforwards of $5.1 million, which begin to expire in 2027, state net operating loss carryforwards of $5.7 million, which will begin to expire in 2015, and foreign net operating loss carryforwards of $3.0 million, which have an indefinite life. The deferred tax asset for tax credit carryforwards includes U.S. research tax credit carryforwards of $5.0 million, which will begin to expire in 2019, U.S. foreign tax credits of $22.3 million, which will begin to expire in 2017, alternative motor vehicle credits of $0.2 million, which will begin to expire in 2029, and U.S. alternative minimum tax credit carryforwards of $3.3 million with no expiration.
The deferred tax asset for tax loss carryforwards at December 31, 2013, included federal net operating loss carryforwards of $7.5 million, state net operating loss carryforwards of $7.7 million, foreign net operating loss carryforwards of $5.2 million, U.S. research tax credit carryforwards of $7.9 million, U.S. foreign tax credits of $31.0 million, alternative motor vehicle credits of $0.2 million, and U.S. alternative minimum tax credit carryforwards of $3.3 million.
We continue to maintain a valuation allowance on certain state deferred tax assets that we believe, on a more likely than not basis, will not be realized. At December 31, 2014, the valuation allowance recorded against state net operating loss carryforwards totaled $3.8 million.
The $118.6 million of deferred tax assets at December 31, 2014, for which no valuation allowance is recorded, is anticipated to be realized through future taxable income or the future reversal of existing taxable temporary differences recorded as deferred tax liabilities at December 31, 2014. Should the Company determine that it would not be able to realize its remaining deferred tax assets in the future, an adjustment to the valuation allowance would be recorded in the period such determination is made.

The net deferred tax asset is classified in the Consolidated Balance Sheets as follows:

(in millions)	2014	2013
Current net deferred tax assets	$19.9	$12.5
Current valuation allowance	(1.1)	(0.1)
Total current net deferred tax assets	$18.8	$12.4
Long-term net deferred tax assets	$28.0	$42.8
Long-term valuation allowance	(2.7)	(9.7)
Long-term net deferred tax assets	$25.3	$33.1
At December 31, 2014, $4.0 million of net deferred tax liabilities are included within Other long-term liabilities on the Consolidated Balance Sheet.
In the fourth quarter of 2013, in connection with the aforementioned tax planning strategy, the Company repatriated $24.3 million of previously undistributed earnings at one of the Company’s foreign subsidiaries. As a result of this change, in 2013 the Company increased its deferred tax assets related to the $24.3 million repatriation by $9.9 million. The remainder of the foreign subsidiaries undistributed earnings are considered to be indefinitely reinvested.
Federal and state income taxes have not been provided on accumulated undistributed earnings of certain foreign subsidiaries aggregating approximately $40.9 million and $59.2 million at December 31, 2014 and 2013, respectively, as such earnings have been reinvested in the business. The determination of the amount of the unrecognized deferred tax liability related to the undistributed earnings is not practicable.
The following table summarizes the activity related to the Company’s unrecognized tax benefits:

(in millions)	2014	2013	2012
Balance at January 1	$4.8	$4.0	$4.3
Increases related to current year tax	0.4	1.4	0.2
Increases from prior period positions	0.3	0.4	0.1
Decreases from prior period positions	(0.1)	(0.2)	(0.2)
Decreases due to lapse of statute of limitations	(2.4)	(0.8)	(0.4)
Foreign currency translation	(0.2)	—	—
Balance at December 31	$2.8	$4.8	$4.0
The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. At December 31, 2014 and 2013, accruals for interest and penalties amounting to $0.8 million and $0.1 million, respectively, are included in the Consolidated Balance Sheets but are not included in the table above. At December 31, 2014 and 2013, reserves for unrecognized tax benefits, including interest and penalties, of $3.3 million and $4.8 million, respectively, were included within other long-term liabilities on the Consolidated Balance Sheets. At December 31, 2014, unrecognized tax benefits of $0.3 million were included as a reduction of current deferred tax assets on the Consolidated Balance Sheet.
All of the unrecognized tax benefits of $2.8 million at December 31, 2014 would impact our annual effective tax rate, if recognized. We do not expect any significant change to our unrecognized tax benefits as a result of potential expiration of statute of limitations and settlements with tax authorities.
We file U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2012 through 2014 tax years generally remain subject to examination by federal tax authorities, whereas the 2011 through 2014 tax years generally remain subject to examination by most state tax authorities. In significant foreign jurisdictions, the tax years from 2010 through 2014 generally remain subject to examination by their respective tax authorities.
The Company paid income taxes of $8.2 million in 2014, $4.0 million in 2013 and $2.9 million in 2012.
NOTE 7 — PENSIONS
The Company and its subsidiaries sponsor a number of defined benefit pension plans covering certain salaried and hourly employees. Benefits under these plans are primarily based on final average compensation and years of service as defined within the provisions of the individual plans.

The Company also participates in multi-employer pension plans that provide defined benefits to employees under U.S. collective bargaining agreements. None of these plans are considered individually significant to the Company. Contributions to these plans totaled $0.2 million, $0.2 million and $0.3 million for 2014, 2013 and 2012, respectively.
The following table summarizes net periodic pension expense for U.S. and non-U.S. benefit plans:

	U.S. Benefit Plan			Non-U.S. Benefit Plans
(in millions)	2014	2013	2012	2014	2013	2012
Company-sponsored plans:
Service cost	$—	$—	$—	$0.4	$0.3	$0.2
Interest cost	7.9	7.3	7.4	2.6	2.5	2.6
Expected return on plan assets	(9.1)	(8.8)	(8.1)	(3.6)	(2.6)	(2.6)
Amortization of actuarial loss	5.1	7.5	5.5	0.4	0.9	0.8
Total company-sponsored plans	3.9	6.0	4.8	(0.2)	1.1	1.0
Multi-employer plans	0.2	0.2	0.3	—	—	—
Net periodic pension expense	$4.1	$6.2	$5.1	$(0.2)	$1.1	$1.0
The following table summarizes the weighted-average assumptions used in determining pension costs:

	U.S. Benefit Plan			Non-U.S. Benefit Plans
	2014	2013	2012	2014	2013	2012
Discount rate	5.1%	4.2%	5.0%	4.5%	4.1%	4.6%
Rate of increase in compensation levels	3.5%	3.5%	3.5%	—	—	—
Expected long-term rate of return on plan assets	7.6%	7.9%	8.1%	5.9%	5.1%	5.3%
The following table summarizes the changes in the projected benefit obligation and plan assets:

	U.S. Benefit Plan		Non-U.S. Benefit Plans
(in millions)	2014	2013	2014	2013
Benefit obligation, beginning of year	$159.3	$179.7	$61.0	$65.6
Service cost	—	—	0.4	0.3
Interest cost	7.9	7.3	2.6	2.5
Actuarial loss (gain)	28.6	(17.6)	6.8	(5.3)
Benefits and expenses paid	(9.5)	(10.1)	(3.1)	(3.1)
Foreign currency translation	—	—	(4.1)	1.0
Benefit obligation, end of year	$186.3	$159.3	$63.6	$61.0
Accumulated benefit obligation, end of year	$184.4	$157.3	$63.1	$60.4
The following table summarizes the weighted-average assumptions used in determining benefit obligations:

	U.S. Benefit Plan		Non-U.S. Benefit Plans
	2014	2013	2014	2013
Discount rate	4.2%	5.1%	3.5%	4.5%
Rate of increase in compensation levels	3.5%	3.5%	—	—
The following summarizes the changes in the fair value of plan assets:

	U.S. Benefit Plan		Non-U.S. Benefit Plans
(in millions)	2014	2013	2014	2013
Fair value of plan assets, beginning of year	$129.4	$112.2	$62.4	$54.8
Actual return on plan assets	5.9	20.5	2.2	7.6
Company contribution	8.2	6.8	1.2	1.7
Benefits and expenses paid	(9.5)	(10.1)	(3.1)	(3.1)
Foreign currency translation	—	—	(3.7)	1.4
Fair value of plan assets, end of year	$134.0	$129.4	$59.0	$62.4

As more fully described within Note 1 – Significant Accounting Policies, the Company uses a three-level fair value hierarchy that prioritizes the inputs used to measure fair value.
Following is a description of the valuation methodologies used for assets measured at fair value for the U.S. benefit plan:

•
Cash and cash equivalents are comprised of cash on deposit and a money market fund, that invests principally in short-term instruments. The money-market fund is valued at the net asset value (“NAV”) of the shares in the fund.

•
Equity investments represent domestic and foreign securities, including common stock, which are publicly traded on active exchanges and are valued based on quoted market prices. Certain equity securities, which are valued using a model that takes the underlying security’s “best” price, divides it by the applicable exchange rate and multiplies the result by a depository receipt factor, are categorized within Level 2 of the fair value hierarchy.

•
Fixed income investments include corporate bonds, asset-backed securities and treasury bonds. Corporate bonds are valued using pricing models that include bids provided by brokers or dealers, benchmark yields, base spreads and reported trades. Asset-backed securities are valued using models with readily observable data as inputs. Treasury bonds are valued based on quoted market prices in active markets.

•	Mutual funds are valued at the net asset value, based on quoted market prices in active markets, of shares held by the plan at year end.

•
Real estate investments include public real estate investment trusts (“REIT”) and exchange traded REIT funds, which are publicly traded on active exchanges and are valued based on quoted market prices.

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

•
Fixed income investments include treasury securities, which are valued based on quoted market prices in active markets, and corporate bonds which are either valued based on quoted market prices in active markets or other readily observable market data.

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

The following summarizes the Company’s pension assets in a three-tier fair value hierarchy for its benefit plans:

	U. S. Benefit Plan
	2014				2013
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$2.5	$—	$—	$2.5	$2.9	$—	$—	$2.9
Equity securities:
U.S. Large Cap	40.1	0.1	—	40.2	37.1	—	—	37.1
U.S. Small and Mid Cap	15.9	—	—	15.9	15.3	—	—	15.3
Federal Signal common stock	3.6	—	—	3.6	13.6	—	—	13.6
Developed international	9.9	4.5	—	14.4	9.6	0.1	—	9.7
Emerging markets	10.7	0.2	—	10.9	2.7	—	—	2.7
Fixed income:
Government securities	1.1	—	—	1.1	6.8	—	—	6.8
Asset-backed securities	—	7.1	—	7.1	—	3.5	—	3.5
Corporate bonds	—	19.2	—	19.2	—	—	—	—
Mutual funds	1.2	—	—	1.2	18.0	—	—	18.0
Other investments:
Mutual funds	13.9	—	—	13.9	19.8	—	—	19.8
Real estate	3.7	—	—	3.7	—	—	—	—
Total assets at fair value (a)	$102.6	$31.1	$—	$133.7	$125.8	$3.6	$—	$129.4

(a)	Total assets at fair value at December 31, 2014 in the table above excludes a net receivable of $0.3 million.

	Non-U. S. Benefit Plans
	2014				2013
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash	$11.5	$—	$—	$11.5	$10.7	$—	$—	$10.7
Equity securities	6.0	35.9	—	41.9	6.3	36.9	—	43.2
Fixed income:
Government securities	2.9	—	—	2.9	4.0	—	—	4.0
Corporate bonds	1.6	1.1	—	2.7	4.5	—	—	4.5
Total assets at fair value	$22.0	$37.0	$—	$59.0	$25.5	$36.9	$—	$62.4

The Company maintains a structured derisking investment strategy for the U.S. pension plan to improve alignment of assets and liabilities that includes: (i) maintaining a diversified portfolio that can provide a near-term weighted-average target return of approximately 7.8% or more, (ii) maintaining liquidity to meet obligations and (iii) prudently managing administrative and management costs. The target asset allocations for the U.S. pension plan are (i) between 45% and 75% equity securities, (ii) between 15% and 45% fixed income securities and (iii) between 0% and 20% in other investments, with the remainder represented by cash and cash equivalents. Other investments may include real estate investments and mutual funds investing in real estate, commodities or hedge funds.
Plan assets for the non-U.S. benefit plans consist principally of a diversified portfolio of equity securities, U.K. government securities, company bonds and debt securities. The target asset allocations for the non-U.S. benefit plan assets are between 50% and 70% equity securities and between 30% and 50% debt securities.
During the year ended December 31, 2014, the Company repurchased $10.3 million of its common stock from its U.S. benefit plan. The repurchases were made under the stock repurchase program further outlined in Note 12 – Stockholders’ Equity. As of December 31, 2014 and 2013, U.S. benefit plan assets included 0.2 million and 0.9 million shares of the Company’s common stock valued at $3.6 million and $13.6 million, respectively. Dividends of $0.1 million were paid on the Company’s common stock held in the U.S. benefit plan in the year ended December 31, 2014. No dividends were paid on the Company’s common stock held in the U.S. benefit plan in the year ended December 31, 2013.

The following summarizes the funded status of the Company-sponsored plans:

	U.S. Benefit Plan		Non-U.S. Benefit Plans
(in millions)	2014	2013	2014	2013
Fair value of plan assets, end of year	$134.0	$129.4	$59.0	$62.4
Benefit obligation, end of year	186.3	159.3	63.6	61.0
Funded status, end of year	$(52.3)	$(29.9)	$(4.6)	$1.4
At December 31, 2014 and 2013, the Company’s non-U.S. benefit plans where the accumulated benefit obligation was in excess of the fair value of plan assets reflected an underfunded status of $4.6 million and $1.1 million, respectively.
The following summarizes the amounts recognized within our Consolidated Balance Sheets:

	U.S. Benefit Plan		Non-U.S. Benefit Plans
(in millions)	2014	2013	2014	2013
Amounts recognized in the balance sheet include:
Deferred charges and other assets	$—	$—	$—	$2.5
Long-term pension and other post-retirement benefit liabilities	(52.3)	(29.9)	(4.6)	(1.1)
Net (liability) asset recorded	$(52.3)	$(29.9)	$(4.6)	$1.4
Amounts recognized in accumulated other comprehensive loss include:
Net actuarial loss	$81.4	$54.7	$21.9	$15.6
Net amount recognized, pre-tax	$81.4	$54.7	$21.9	$15.6
The Company expects $7.2 million relating to amortization of the actuarial loss to be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2015.
The Company expects to contribute up to $7.8 million to the U.S. benefit plan and up to $1.1 million to the non-U.S. benefit plans in 2015. Future contributions to the plans will be based on such factors as annual service cost, the financial return on plan assets, interest rate movements that affect discount rates applied to plan liabilities and the value of benefit payments made.
The following summarizes the benefits expected to be paid under the Company’s defined benefit plans in each of the next five years, and in aggregate for the five years thereafter:

(in millions)	U.S. Benefit Plan	Non-U.S. Benefit Plans
2015	$8.9	$2.6
2016	8.4	2.7
2017	9.1	2.8
2018	9.3	2.8
2019	10.0	2.9
2020-2024	54.7	16.1
The Company also sponsors a defined contribution retirement plan covering a majority of its employees. Participation is via automatic enrollment and employees may elect to opt out of the plan. Company contributions to the plan are based on employees’ age and service as well as a percentage of employee contributions. The cost of these plans was $7.1 million in 2014, $7.0 million in 2013 and $6.3 million in 2012.
Prior to September 30, 2003, the Company also provided medical benefits to certain eligible retired employees. These benefits are funded when the claims are incurred. Participants generally became eligible for these benefits at age 60 after completing at least 15 years of service. The plan provided for the payment of specified percentages of medical expenses reduced by any deductible and payments made by other primary group coverage and government programs. Effective September 30, 2003, the Company amended the retiree medical plan and effectively canceled coverage for all eligible active employees except for retirees and a limited group that qualified under a formula based on age and years of service. Accumulated post-retirement benefit liabilities of $0.5 million and $0.5 million at December 31, 2014 and 2013, respectively, were fully accrued. The net periodic post-retirement benefit costs have not been significant during the three-year period ended December 31, 2014.

NOTE 8 — COMMITMENTS AND CONTINGENCIES
Guarantees
The Company provides indemnifications and other guarantees in the ordinary course of business, the terms of which range in duration and often are not explicitly defined. Specifically, the Company is occasionally required to provide letters of credit and bid and performance bonds to various customers, principally to act as security for retention levels related to casualty insurance policies and to guarantee the performance of subsidiaries that engage in export and domestic transactions. At December 31, 2014, the Company had outstanding performance and financial standby letters of credit, as well as outstanding bid and performance bonds, aggregating $47.2 million. If any such letters of credit or bonds are called, the Company would be obligated to reimburse the issuer of the letter of credit or bond. The Company believes the likelihood of any currently outstanding letter of credit or bond being called is remote.
The Company issues product performance warranties to customers with the sale of its products. The specific terms and conditions of these warranties vary depending upon the product sold and country in which the Company does business, with warranty periods generally ranging from one to five years. The Company estimates the costs that may be incurred under its basic limited warranty and records a liability in the amount of such costs at the time the sale of the related product is recognized. Factors that affect the Company’s warranty liability include (i) the number of units under warranty from time to time, (ii) historical and anticipated rates of warranty claims and (iii) costs per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.
The following table summarizes the changes in the Company’s warranty liabilities:

(in millions)	2014	2013
Balance at January 1	$8.4	$6.8
Provisions to expense	8.8	10.1
Actual costs incurred	(8.1)	(8.5)
Balance at December 31	$9.1	$8.4
At December 31, 2014 and 2013, an accrual of $1.3 million and $0.8 million, respectively, was recorded in our Environmental Solutions Group in connection with a specific warranty matter. The accrual recorded represents management’s best estimate of the probable liability. The Company’s estimate may change as more information becomes available; however, the costs are not expected to have a material adverse effect on the Company’s results of operations, financial position or cash flow.
Environmental Liabilities
Reserves of $1.3 million and $1.4 million related to the environmental remediation of the Pearland, Texas facility are included in liabilities of discontinued operations on the Consolidated Balance Sheets at December 31, 2014 and 2013, respectively. The facility was previously used by the Company’s discontinued Pauluhn business and manufactured marine, offshore and industrial lighting products. The Company sold the facility in May 2012 and while the Company has not finalized its plans, it is probable that the site will require remediation. The recorded reserves are based on an undiscounted estimate of the range of costs to remediate the site, depending upon the remediation approach and other factors. The Company’s estimate may change in the near term as more information becomes available; however, the costs are not expected to have a material adverse effect on the Company’s results of operations, financial position or cash flow.
NOTE 9 — LEGAL PROCEEDINGS
The Company is subject to various claims, including pending and possible legal actions for product liability and other damages, and other matters arising in the ordinary course of the Company’s business. On a quarterly basis, the Company reviews uninsured material legal claims against the Company and accrues for the costs of such claims as appropriate in the exercise of management’s best judgment and experience. However, due to a lack of factual information available to the Company about a claim, or the procedural stage of a claim, it may not be possible for the Company to reasonably assess either the probability of a favorable or unfavorable outcome of the claim or to reasonably estimate the amount of loss should there be an unfavorable outcome. Therefore, for many claims, the Company cannot reasonably estimate a range of loss.
The Company believes, based on current knowledge and after consultation with counsel, that the outcome of such claims and actions will not have a material adverse effect on the Company’s results of operations. However, in the event of unexpected future developments, it is possible that the ultimate resolution of such matters, if unfavorable, could have a material adverse effect on the Company’s results of operations, financial position or cash flow.

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
Thereafter, the trial court scheduled a fourth consolidated trial involving three firefighter plaintiffs, which began in December 2012. Prior to the start of this trial, the claims of two of the three firefighter plaintiffs were dismissed. On December 17, 2012, the jury entered a complete defense verdict for the Company.
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
On June 25, 2014, a unanimous three-judge panel of the First District Illinois Appellate Court issued its opinion reversing the class certification order of the trial court. Specifically, the Appellate Court determined that the trial court’s ruling failed to satisfy the class-action requirements that the common issues of the firefighters’ claims predominate over the individual issues and that there is an adequate representative for the class. During a status hearing on October 8, 2014, plaintiffs represented to the Court that they would again seek to certify a class of firefighters on the issue of whether the Company’s sirens were defective and unreasonably dangerous. On January 12, 2015, plaintiffs filed motions to amend their complaints to add class action allegations with respect to Chicago firefighter plaintiffs as well as the approximately 1,800 firefighter plaintiffs from locations outside of Chicago. The Company’s response to these motions was filed on February 13, 2015. The Company intends to continue its objections to any attempt at certification.
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
The Settlement Agreement, as amended, provided that the Company pay a total amount of $3.8 million (the “Settlement Payment”) to settle the Claims (including the costs, fees and other expenses of the law firm in connection with its representation of the Claimants), subject to certain terms, conditions and procedures set forth in the Settlement Agreement. In order for the Company to be required to make the Settlement Payment: (i) each Claimant who agreed to settle his or her claims had to sign a release acceptable to the Company (a “Release”), (ii) each Claimant who agreed to the settlement and who was a plaintiff in a lawsuit, had to dismiss his or her lawsuit with prejudice, (iii) by April 29, 2011, at least 93% of the Claimants identified in the Settlement Agreement must have agreed to settle their claims and provide a signed Release to the Company and (iv) the law firm had to withdraw from representing any Claimants who did not agree to the settlement, including those who filed lawsuits. If the conditions to the settlement were met, but less than 100% of the Claimants agreed to settle their Claims and sign a Release, the Settlement Payment would be reduced by the percentage of Claimants who did not agree to the settlement.
On April 22, 2011, the Company confirmed that the terms and conditions of the Settlement Agreement had been met and made a payment of $3.6 million to conclude the settlement. The amount was based upon the Company’s receipt of 1,069 signed releases provided by Claimants, which was 95.02% of all Claimants identified in the Settlement Agreement.
The Company generally denies the allegations made in the claims and lawsuits by the Claimants and denies that its products caused any injuries to the Claimants. Nonetheless, the Company entered into the Settlement Agreement for the purpose of minimizing its expenses, including legal fees, and avoiding the inconvenience, uncertainty and distraction of the claims and lawsuits.
During April through October 2012, 20 new cases were filed in the Court of Common Pleas, Philadelphia County, Pennsylvania. These cases were filed on behalf of 20 Philadelphia firefighters and involve various defendants in addition to the Company. Five of these cases were subsequently dismissed. The first trial involving these new Philadelphia cases occurred during December 2014 and involved three firefighter plaintiffs. The jury returned a verdict in favor of the Company. Following this trial, all of the parties agreed to settle cases involving seven firefighter plaintiffs set for trial during January 2015 for nominal amounts per plaintiff. In January 2015, plaintiffs’ attorneys filed two new complaints in the Court of Common Pleas, Philadelphia, Pennsylvania on behalf of approximately 70 additional firefighter plaintiffs. The vast majority of the firefighters identified in these complaints are located outside of Pennsylvania.
During April through July 2013, additional cases were filed in Allegheny County, Pennsylvania. These cases involve 247 plaintiff firefighters from Pittsburgh and various defendants, including the Company. After the Company filed pretrial motions, the Court dismissed claims of 38 Pittsburgh firefighter plaintiffs. During March 2014, an action was brought in the Court of Common Pleas of Erie County, Pennsylvania on behalf of 61 firefighters. This case likewise involves various defendants in addition to the Company. After the Company filed pretrial motions, 32 Erie County firefighter plaintiffs voluntarily dismissed their claims. On September 17, 2014, 20 lawsuits, involving a total of 193 Buffalo Fire Department firefighters, were filed in the Supreme Court of the State of New York, Erie County. Several product manufacturers, including the Company, have been named as defendants in these cases. All of the cases filed in Erie County, New York have been removed to federal court in the Western District of New York. Defendants have filed various pretrial motions seeking dismissal of these cases.
From 2007 through 2009, firefighters also brought hearing loss claims against the Company in New Jersey, Missouri, Maryland and Kings County, New York. All of those cases, however, were dismissed prior to trial, including four cases in the Supreme Court of Kings County, New York that were dismissed upon the Company’s motion in 2008. On appeal, the New York appellate court affirmed the trial court’s dismissal of these cases. Plaintiffs’ attorneys have threatened to file additional lawsuits. The Company intends to vigorously defend all of these lawsuits, if filed.
The Company’s ongoing negotiations with its insurer, CNA, over insurance coverage on these claims have resulted in reimbursements of a portion of the Company’s defense costs. These reimbursements are recorded as a reduction of corporate operating expenses. In the years ended December 31, 2014, 2013 and 2012, the Company recorded reimbursements from CNA of $0.3 million, $0.5 million and $0.7 million, respectively, related to legal defense costs.
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
The Company continues to believe that the claims against Bronto are invalid and that Bronto fully satisfied the terms of the subject contract. Accordingly, on July 30, 2014, the Company filed an appeal with the Civil Chamber of the Supreme Court of Latvia seeking a reversal of the trial court’s ruling. The appeal hearing with the Supreme Court is currently scheduled for April 2016.
As of December 31, 2014, the Company has not accrued any liability within its consolidated financial statements for this lawsuit. In evaluating whether a charge to record a reserve was necessary, the Company analyzed all of the available information, including the legal reasoning applied by the judge of the trial court in reaching its decision. Based on the Company’s analysis, and consultations with external counsel, the Company has assessed the likelihood of a successful appeal to be more likely than not and therefore does not believe that a probable loss has been incurred. In the event that the Company’s appeal of the initial judgment is unsuccessful or not fully successful, the Company would expect to record a charge that could range from zero to approximately $5 million. This range includes estimates of interest that will continue to accrue throughout the appeal process.
NOTE 10 — EARNINGS (LOSS) PER SHARE
The Company computes earnings (loss) per share (“EPS”) in accordance with ASC 260, Earnings per Share, which requires that non-vested restricted stock containing non-forfeitable dividend rights should be treated as participating securities pursuant to the two-class method. Under the two-class method, net income is reduced by the amount of dividends declared in the period for common stock and participating securities. The remaining undistributed earnings are then allocated to common stock and participating securities as if all of the net income for the period had been distributed. The amounts of distributed and undistributed earnings allocated to participating securities for the years ended December 31, 2014, 2013 and 2012 were insignificant and did not materially impact the calculation of basic or diluted EPS.
Basic EPS is computed by dividing income or loss available to common stockholders by the weighted average number of shares of common stock and non-vested restricted stock awards outstanding for the year.
Diluted EPS is computed using the weighted average number of shares of common stock and non-vested restricted stock awards outstanding for the year plus the effect of dilutive potential common shares outstanding during the year. The dilutive effect of common stock equivalents is determined using the more dilutive of the two-class method or alternative methods. We use the treasury stock method to determine the potentially dilutive impact of our employee stock options and restricted stock units, and the contingently issuable method for our performance-based restricted stock unit awards.
For the years ended December 31, 2014, 2013 and 2012, options to purchase 0.5 million, 0.9 million and 2.3 million shares of the Company’s common stock, respectively, had an anti-dilutive effect on EPS, and accordingly, are excluded from the calculation of diluted EPS.

The following table reconciles net income (loss) to basic and diluted EPS:

(in millions, except per share data)	2014	2013	2012
Income from continuing operations	$63.0	$160.2	$22.0
Gain (loss) from discontinued operations and disposal, net of tax	0.7	(0.2)	(49.5)
Net income (loss)	$63.7	$160.0	$(27.5)
Weighted average shares outstanding — Basic	62.7	62.6	62.3
Dilutive effect of common stock equivalents	0.9	0.6	0.4
Weighted average shares outstanding — Diluted	63.6	63.2	62.7
Basic earnings (loss) per share:
Earnings from continuing operations	$1.00	$2.56	$0.35
Gain (loss) from discontinued operations and disposal, net of tax	0.01	—	(0.79)
Net earnings (loss) per share	$1.01	$2.56	$(0.44)
Diluted earnings (loss) per share:
Earnings from continuing operations	$0.99	$2.53	$0.35
Gain (loss) from discontinued operations and disposal, net of tax	0.01	—	(0.79)
Net earnings (loss) per share	$1.00	$2.53	$(0.44)
NOTE 11 — STOCK-BASED COMPENSATION
The Company’s stock compensation plans, approved by the Company’s stockholders and administered by the Compensation and Benefits Committee of the Board of Directors of the Company, provide for the grant of incentive and non-incentive stock options, restricted stock and other stock-based awards or units to key employees and directors. The plans, as amended, authorize the grant of up to 7.8 million shares or units through April 2020. At December 31, 2014, approximately 1.9 million shares were available for future issuance under the plans. These share or unit amounts exclude amounts that were issued under predecessor plans.
Stock Options
Stock options vest equally over the three years from the date of the grant. The cost of stock options, based on their fair value at the date of grant, is charged to expense over the respective vesting periods. Stock options normally become exercisable at a rate of one-third annually and in full on the third anniversary date. Under the plans, all options and rights must be exercised within ten years from date of grant. At the Company’s discretion, vested stock option holders are permitted to elect an alternative settlement method in lieu of purchasing common stock at the option price. The alternative settlement method permits the employee to receive, without payment to the Company, cash, shares of common stock or a combination thereof equal to the excess of market value of common stock over the option purchase price. The Company has historically settled all such options in common stock and intends to continue to do so. Stock options do not have voting or dividend rights until such time that the options are exercised and shares have been issued.
The weighted average fair value of options granted during 2014, 2013 and 2012 was $7.16, $4.56 and $2.73, respectively.
The fair value of each option grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	2014	2013	2012
Dividend yield	0.8%	—%	0.7%
Expected volatility	57%	59%	59%
Risk free interest rate	1.9%	1.0%	0.9%
Weighted average expected option life in years	5.8	5.8	5.6
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

The following summarizes stock option activity:

	Option Shares			Weighted Average Exercise Price
(in millions)	2014	2013	2012	2014	2013	2012
Outstanding, at beginning of year	2.1	2.3	2.0	$8.63	$8.93	$10.16
Granted	0.3	0.5	0.6	14.36	8.50	5.52
Exercised	(0.3)	(0.3)	—	7.49	7.47	—
Canceled or expired	(0.1)	(0.4)	(0.3)	14.33	10.94	9.88
Outstanding, at end of year	2.0	2.1	2.3	$9.28	$8.63	$8.93
Exercisable, at end of year	1.2	1.2	1.3	$8.64	$9.85	$11.22
The following table summarizes information for stock options outstanding as of December 31, 2014 under all plans:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(in millions)	(in years)		(in millions)
$0.00 — $5.00	—	6.7	$4.47	—	$4.47
5.01 — 10.00	1.3	7.1	6.75	0.8	6.44
10.01 — 15.00	0.5	7.0	13.08	0.2	10.99
15.01 — 20.00	0.2	1.3	16.46	0.2	16.46
	2.0	6.6	$9.28	1.2	$8.64
The aggregate intrinsic value of stock options outstanding and exercisable at December 31, 2014 was $8.5 million.
The total compensation expense related to all stock option compensation plans was $1.7 million, $1.5 million and $1.2 million for the years ended December 31, 2014, 2013 and 2012, respectively. Also, as of December 31, 2014, there was $2.3 million of total unrecognized compensation cost related to stock options that is expected to be recognized over the weighted-average period of approximately 1.9 years.
Restricted Stock
Restricted stock awards and restricted stock units (collectively, “restricted stock”) are granted to employees at no cost. Restricted stock primarily cliff vests at the third anniversary from the date of grant, provided the recipient is still employed by the Company on the vesting date. The cost of restricted stock, based on the fair market value of the underlying shares at the date of grant, is charged to expense over the respective vesting periods. Shares associated with non-vested restricted stock awards have the same voting rights as the Company’s common stock and have non-forfeitable rights to dividends. Shares associated with non-vested restricted stock units do not have voting or dividend rights.
The following table summarizes restricted stock activity for the year ended December 31, 2014:

	Number of Restricted Shares	Weighted Average Price per Share
	(in millions)
Outstanding and non-vested, at December 31, 2013	0.2	$6.85
Granted	0.1	14.61
Vested	—	15.03
Forfeited	—	8.53
Outstanding and non-vested, at December 31, 2014	0.3	$8.63
The total compensation expense related to all restricted stock compensation plans was $1.0 million, $1.1 million and $0.8 million for the years ended December 31, 2014, 2013 and 2012, respectively. Also, as of December 31, 2014, there was $0.8 million of total unrecognized compensation cost related to restricted stock that is expected to be recognized over the weighted-average period of approximately 1.9 years.
Performance Awards
In each of the three years in the period ended December 31, 2014, the Company granted performance-based restricted stock unit awards (“PSUs”) to certain executives and other non-executive officers. Performance targets associated with PSUs are set annually and approved by the Compensation and Benefits Committee of the Board of Directors. At the Company’s discretion, actual payment of the awards earned shall be in cash or in common stock of the Company, or in a combination of both. The Company intends to settle all such awards by issuing shares of its common stock. The number of shares of common stock that the Company may issue in connection with these PSUs can range from 0% to 200% of target, depending upon achievement against the performance targets. Shares associated with non-vested PSUs do not have voting or dividend rights until issuance. The Company assesses the probability of vesting, based on expected achievement against these performance targets, on a quarterly basis.
The cost of PSUs, based on their fair market value at the date of grant, is charged to expense over the respective vesting periods, which is the three-year period ended December 31, 2014 for the 2012 grants, the three-year period ended December 31, 2015 for the 2013 grants and the three-year period ended December 31, 2016 for the 2014 grants.
The PSUs granted in 2014 have a two-year performance period ending December 31, 2015, in which the Company must achieve certain cumulative EPS from continuing operations and a certain average return on invested capital, which are performance conditions per ASC 718, followed by a one-year service requirement (i.e., if earned, these shares would vest in full on December 31, 2016).
The PSUs granted in 2013 and 2012 have a one-year performance period ending December 31 of each year, in which the Company must achieve certain EPS from continuing operations, followed by a two-year service requirement. The EPS threshold associated with both the 2012 and 2013 grants was achieved at the maximum level, and 200% of the target shares were earned. The PSUs granted in 2012 became fully vested on December 31, 2014, and the PSUs granted in 2013 will vest on December 31, 2015, provided that the requisite service requirement is satisfied.
Compensation expense included in the Consolidated Statements of Operations for the PSUs in the years ended December 31, 2014, 2013 and 2012 was $3.4 million, $1.4 million and $0.6 million, respectively.
As of December 31, 2014 and 2013, there was $3.6 million and $3.2 million of total unrecognized compensation cost related to PSUs, respectively, that is expected to be recognized over the weighted-average period of 1.7 years and 1.8 years, respectively.
The following table summarizes PSU activity for the year ended December 31, 2014:

	Number of PSUs	Weighted Average Price per Share
	(in millions)
Outstanding and non-vested, at December 31, 2013	0.5	$7.05
Granted (a)	0.4	8.97
Vested	(0.5)	5.50
Forfeited	—	8.47
Outstanding and non-vested, at December 31, 2014	0.4	$10.89

(a)	Includes 0.2 million PSUs, representing the effect of the PSUs granted in 2012 being earned at 200% of target. The PSUs granted in 2012 vested on December 31, 2014.
Excess Tax Benefits
For income tax purposes, stock-based compensation expense is deductible in the year of exercise or vesting based on the intrinsic value of the award on the date of exercise or vesting. For financial reporting purposes, stock-based compensation expense is based upon grant-date fair value and amortized over the vesting period. Excess tax benefits represent the excess tax deduction received by the Company resulting from the difference between the stock-based compensation expense deductible for income tax purposes and the stock-based compensation expense recognized for financial reporting purposes. Excess tax benefits are recorded to Capital in excess of par value on the Consolidated Statements of Stockholders’ Equity. Excess tax benefits for the year ended December 31, 2014 were $2.2 million, and are presented as a cash outflow from operating activities and as a cash inflow from financing activities on the Consolidated Statements of Cash Flows.
NOTE 12 — STOCKHOLDERS’ EQUITY
The Company’s Board of Directors (the “Board”) has the authority to issue 90.0 million shares of common stock at a par value of $1 per share. The holders of common stock (i) may receive dividends subject to all of the rights of the holders of preference stock, (ii) shall be entitled to share ratably upon any liquidation of the Company in the assets of the Company, if any, remaining after payment in full to the holders of preference stock, and (iii) receive one vote for each common share held and shall vote together share for share with the holders of voting shares of preference stock as one class for the election of directors and for all other purposes. The Company has 64.2 million and 63.8 million common shares issued as of December 31, 2014 and 2013, respectively. Of those amounts, 62.5 million and 62.8 million common shares were outstanding as of December 31, 2014 and 2013, respectively.
The Board is also authorized to provide for the issuance of 0.8 million shares of preference stock at a par value of $1 per share. The authority of the Board includes, but is not limited to, the determination of the dividend rate, voting rights, conversion and redemption features and liquidation preferences. The Company has not designated or issued any preference stock as of December 31, 2014.
Dividends
In the second quarter of 2014, the Board reinstated the Company’s quarterly cash dividend by declaring a dividend of $0.03 per common share. Similar dividends were also declared and paid in the third and fourth quarters of 2014. In the aggregate, the Company declared and paid dividends totaling $5.6 million during 2014.
On February 20, 2015, the Board declared a quarterly cash dividend of $0.06 per common share payable on March 27, 2015 to holders of record at the close of business on March 9, 2015.
Stock Repurchase Program
In April 2014, the Board authorized a stock repurchase program (the “April 2014 program”) of up to $15.0 million of the Company’s common stock. The April 2014 program is intended primarily to facilitate a reduction in the investment in Company stock within the Company’s U.S. defined benefit pension plan portfolio and to reduce dilution resulting from issuances of stock under the Company’s employee equity incentive programs. During the year ended December 31, 2014, the Company repurchased 696,263 shares for a total of $10.3 million under the April 2014 program.
In November 2014, the Board authorized an additional stock repurchase program (the “November 2014 program”) of up to $75.0 million of the Company’s common stock. The November 2014 program supplements the prior $15.0 million authorization under the April 2014 program, which remains in effect. The November 2014 program is intended primarily to facilitate opportunistic purchases of Company stock as a means to provide cash returns to stockholders, enhance stockholder returns and manage the Company’s capital structure. There were no stock repurchases under the November 2014 program during the year ended December 31, 2014.
Under the stock repurchase programs, the Company is authorized to repurchase, from time to time, shares of its outstanding common stock in the open market or through privately negotiated transactions. Stock repurchases by the Company are subject to market conditions and other factors and may be commenced, suspended or discontinued at any time.
Accumulated Other Comprehensive Loss
The following tables summarize the changes in each component of Accumulated other comprehensive loss, net of tax:

(in millions) (a)	Actuarial Losses	Foreign Currency Translation	Unrealized Gain (Loss) on Derivatives	Total
Balance at January 1, 2014	$(58.1)	$16.0	$0.2	$(41.9)
Other comprehensive loss before reclassifications	(24.6)	(15.8)	(0.1)	(40.5)
Amounts reclassified from accumulated other comprehensive loss	2.9	—	—	2.9
Net current-period other comprehensive loss	(21.7)	(15.8)	(0.1)	(37.6)
Balance at December 31, 2014	$(79.8)	$0.2	$0.1	$(79.5)

(in millions) (a)	Actuarial Losses	Foreign Currency Translation	Unrealized Gain (Loss) on Derivatives	Total
Balance at January 1, 2013	$(91.0)	$10.8	$0.1	$(80.1)
Other comprehensive income before reclassifications	23.9	4.5	0.2	28.6
Amounts reclassified from accumulated other comprehensive loss	9.0	0.7	(0.1)	9.6
Net current-period other comprehensive income	32.9	5.2	0.1	38.2
Balance at December 31, 2013	$(58.1)	$16.0	$0.2	$(41.9)

(a)	Amounts in parenthesis indicate debits.

The following table summarizes the amount of actuarial losses reclassified from Accumulated other comprehensive loss, net of tax, and the affected line item in the Consolidated Statements of Operations:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in Consolidated Statements of Operations
	2014	2013
	(in millions) (a)
Amortization of actuarial losses of defined benefit pension plans	$(5.5)	$(8.4)	(b)
Amortization of actuarial gains of retiree medical plans	0.2	—	SEG&A expenses
Total before tax	(5.3)	(8.4)
Income tax (expense) benefit	2.4	(0.6)	Income tax (expense) benefit
Total reclassifications for the period, net of tax	$(2.9)	$(9.0)

(a)	Amount in parenthesis indicate debits to profit/loss.

(b)	The actuarial loss components of Accumulated other comprehensive loss are included in the computation of net periodic pension cost for the period, as disclosed in Note 7 – Pensions.
NOTE 13 — SEGMENT INFORMATION
The Company has three operating segments as defined under ASC Topic 280, Segment Reporting. The Company’s reportable segments are consistent with its operating segments. Business units are organized under each segment because they share certain characteristics, such as technology, marketing, distribution and product application, which create long-term synergies. The principal activities of the Company’s operating segments are as follows:
Environmental Solutions — Our Environmental Solutions Group is a leading manufacturer and supplier of a full range of street sweeper vehicles, sewer cleaner and vacuum loader trucks, hydro-excavation trucks and high-performance waterblasting equipment. Products are sold to both municipal and industrial customers under the Elgin®, Vactor®, Guzzler® and JetstreamTM brand names. The Group manufactures vehicles and equipment in the U.S.
Safety and Security Systems — Our Safety and Security Systems Group is a leading manufacturer and supplier of comprehensive systems and products that law enforcement, fire rescue, emergency medical services, campuses, military facilities and industrial sites use to protect people and property. Offerings include systems for campus and community alerting, emergency vehicles, first responder interoperable communications and industrial communications, as well as command and municipal networked security. Specific products include vehicle lightbars and sirens, public warning sirens, general alarm systems, public address systems and public safety software. Products are sold under the Federal SignalTM, Federal Signal VAMATM and VictorTM brand names. The Group operates manufacturing facilities in the U.S., Europe and South Africa.
Fire Rescue — Our Fire Rescue Group is a leading manufacturer and supplier of sophisticated, vehicle-mounted, aerial platforms for fire fighting, rescue and industrial applications. End customers include fire departments, industrial fire services, electric utilities and maintenance rental companies for applications such as fire fighting and rescue, transmission line maintenance and installation and maintenance of wind turbines. In addition to equipment sales, the Group sells parts, service and training as part of a complete offering to its customers. The Group manufactures in Finland and sells globally under the Bronto Skylift® brand name.
Corporate contains those items that are not included in our operating segments.
Net sales by operating segment reflect sales of products and services to external customers, as reported in the Company’s Consolidated Statements of Operations. Intersegment sales are insignificant. The Company evaluates performance based on operating income of the respective segment. Operating income includes all revenues, costs and expenses directly related to the segment involved. In determining operating segment income, neither corporate nor interest expenses are included. Operating segment depreciation expense, identifiable assets and capital expenditures relate to those assets that are utilized by the respective operating segment. Corporate assets consist principally of cash and cash equivalents, deferred tax assets and fixed assets. The accounting policies of each operating segment are the same as those described in Note 1 – Summary of Significant Accounting Policies.
Revenues attributed to customers located outside of the U.S. aggregated $324.8 million in 2014, $301.1 million in 2013 and $310.5 million in 2012, of which sales exported from the U.S. aggregated $152.5 million, $131.1 million and $127.9 million, respectively.

The following tables summarize the Company’s continuing operations by segment, including net sales, operating income, depreciation and amortization, total assets and capital expenditures:

(in millions)	2014	2013	2012
Net sales:
Environmental Solutions	$536.6	$474.0	$427.8
Safety and Security Systems	242.5	238.9	240.3
Fire Rescue	139.4	138.4	135.1
Total net sales	$918.5	$851.3	$803.2
Operating income:
Environmental Solutions	$81.9	$58.2	$42.0
Safety and Security Systems	32.1	26.1	27.9
Fire Rescue	3.9	9.0	8.9
Corporate and eliminations	(25.3)	(22.7)	(27.3)
Total operating income	92.6	70.6	51.5
Interest expense	3.8	8.8	21.4
Debt settlement charges	—	8.7	3.5
Other expense, net	1.5	0.1	0.7
Income before income taxes	$87.3	$53.0	$25.9

(in millions)	2014	2013	2012
Depreciation and amortization:
Environmental Solutions	$6.8	$6.1	$5.4
Safety and Security Systems	4.5	4.2	4.3
Fire Rescue	3.5	3.2	2.6
Corporate	0.2	0.7	0.9
Total depreciation and amortization	$15.0	$14.2	$13.2

(in millions)	2014	2013	2012
Total assets:
Environmental Solutions	$254.2	$236.0	$237.5
Safety and Security Systems	208.3	213.4	209.5
Fire Rescue	124.0	116.4	122.5
Corporate and eliminations	68.0	73.6	41.7
Total assets of continuing operations	654.5	639.4	611.2
Total assets of discontinued operations	4.2	5.4	2.0
Total assets	$658.7	$644.8	$613.2

(in millions)	2014	2013	2012
Capital expenditures:
Environmental Solutions	$6.2	$4.5	$6.4
Safety and Security Systems	6.3	5.4	2.7
Fire Rescue	5.8	5.4	3.1
Corporate	1.2	1.7	0.8
Total capital expenditures	$19.5	$17.0	$13.0

The following table summarizes net sales by geographic region based on the location of the end customer:

(in millions)	2014	2013	2012
Net sales:
U.S.	$593.7	$550.2	$492.7
Europe/Other	257.7	244.6	259.0
Canada	67.1	56.5	51.5
Total net sales	$918.5	$851.3	$803.2
The following table summarizes long-lived assets (excluding deferred tax and intangible assets) by geographic region based on the location of the Company’s subsidiaries:

(in millions)	2014	2013	2012
Long-lived assets (excluding deferred tax and intangible assets):
U.S.	$53.5	$46.1	$54.5
Europe	19.3	21.9	16.8
Other	0.4	0.4	0.5
Total long-lived assets	$73.2	$68.4	$71.8
NOTE 14 — RESTRUCTURING
2013 Plan
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
Restructuring reserves are included within Other current liabilities on the Company’s Consolidated Balance Sheets. The
following table summarizes the changes in the Company’s restructuring reserves:

(in millions)	Severance (2012 Plan)	Severance (2013 Plan)	Total
Balance at December 31, 2012	$1.0	$—	$1.0
Charges to restructuring expenses	—	1.5	1.5
Adjustments	(0.8)	—	(0.8)
Cash payments	(0.2)	—	(0.2)
Balance at December 31, 2013	$—	1.5	1.5
Cash payments		(1.4)	(1.4)
Balance at December 31, 2014		$0.1	$0.1
NOTE 15 — DISCONTINUED OPERATIONS
There were no new discontinued operations in 2014 or 2013.
For the year ended December 31, 2014, the Company recorded a net gain from discontinued operations and disposal of $0.7 million. The gain primarily related to adjustments of estimated product liability obligations of previously discontinued businesses, resulting from updated actuarial valuations.
For the year ended December 31, 2013, the Company recorded net losses from discontinued operations and disposal of $0.2 million. The losses primarily included expenses associated with special termination benefits provided to certain employees of the former FSTech Group that were retained to assist with transition services with the acquirer. Upon conclusion of these transition services, management initiated a voluntary separation plan (“VSP”), which resulted in expense of approximately $0.6 million being recognized in the year ended December 31, 2013 when the employees accepted the terms of the VSP. The net loss from discontinued operations and disposal for the year ended December 31, 2013 also includes certain adjustments relating to assets of other previously discontinued operations.
The following table summarizes the operating results of the Company’s discontinued operations:

(in millions)	2012
Federal Signal Technologies:
Net sales	$87.0
Interest allocated to discontinued operations	4.8
Other costs and expenses	100.6
Loss before income taxes	(18.4)
Income tax benefit	3.6
Loss from discontinued operations	$(14.8)
On June 21, 2012, the Company announced that it had signed a definitive agreement to sell the FSTech Group for $110.0 million, subject to working capital adjustments. In accordance with ASC Topic 360, Impairment and Disposal of Long-Lived Assets, the Company met held for sale criteria during the second quarter of 2012 and the FSTech Group was reported as a discontinued operation in the Company’s condensed consolidated financial statements. In accordance with ASC 360-10, net assets held for sale with a carrying value of $121.1 million were written down to fair value less cost to sell or $97.6 million (fair value of $101.0 million and costs to sell of $3.4 million). This write-down resulted in a $23.5 million loss for the six months ended June 30, 2012. The valuation methodology for the net assets held for sale was based upon a contract price which is an observable input (Level 2).
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
During the year ended December 31, 2014, the Company received $7.4 million from the escrow identified for general indemnification obligations, which represents the full settlement of that component of the escrow. The net carrying amount of the escrow receivable, classified in other current assets, was $7.8 million at December 31, 2013. A loss of $0.4 million was recorded within gain (loss) from discontinued operations for the year ended December 31, 2014 upon settling a claim from the buyer.
If and when any additional amounts are received from the remaining general escrow funds, which totaled $4.0 million at December 31, 2014, the Company may recognize an adjustment to the gain (loss) from discontinued operations within its consolidated financial statements.
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
The Company retains certain liabilities for discontinued operations prior to January 1, 2011, primarily for environmental remediation and product liability. Included in liabilities of discontinued operations at December 31, 2014 and 2013 is $1.3 million and $1.4 million, respectively, related to environmental remediation at the Pearland, Texas facility, and $3.0 million and $3.6 million, respectively, relating to estimated product liability obligations of the discontinued North American refuse truck body business.

NOTE 16 — NEW ACCOUNTING PRONOUNCEMENTS
In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-04, Liabilities (Topic 405), Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. This update provides guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this update is fixed at the reporting date, except for obligations addressed within existing U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The new requirements are effective for fiscal years beginning on or after December 15, 2013, and for interim periods within those fiscal years. Retrospective presentation for all comparative periods presented is required. The Company’s adoption of the guidance on January 1, 2014 did not have an impact on its results of operations, financial position or cash flow.
In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters (Topic 830), Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. This guidance clarifies the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity. The new requirements are effective prospectively for fiscal years beginning on or after December 15, 2013, and for interim periods within those fiscal years. The Company’s adoption of the guidance on January 1, 2014 did not have an impact on its results of operations, financial position or cash flow.
In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740), Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This update clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the consolidated financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. The new requirements are effective prospectively for fiscal years beginning on or after December 15, 2013, and for interim periods within those fiscal years. The Company’s adoption of the guidance on January 1, 2014 did not have a material impact on its results of operations, financial position or cash flow.
In September 2013, the Internal Revenue Service (“IRS”) released final tangible property regulations under Sections 162(a) and 263(a) of the Internal Revenue Code of 1986, as amended (the “Code”), regarding the deduction and capitalization of expenditures related to tangible property. The final regulations replaced temporary regulations that were issued in December 2011. The IRS also released proposed regulations under Section 168 of the Code regarding dispositions of tangible property. These final and proposed regulations are effective for the Company’s fiscal year ended December 31, 2014. The Company’s adoption of the regulations on January 1, 2014 did not have a material impact on its results of operations, financial position or cash flow.
In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This update revises the required criteria for reporting disposals as discontinued operations, whereby such disposals must represent strategic shifts that had (or will have) a major effect on an entity’s operations and financial results. The guidance also requires additional disclosures about discontinued operations, including expanded disclosure of any significant ongoing involvement. The new requirements are effective prospectively for all disposals that occur within fiscal years beginning on or after December 15, 2014, and for interim periods within those fiscal years. The Company continues to review the requirements, but does not believe there will be a material impact on its results of operations, financial position or cash flow when they are adopted.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition.  This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flow arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This new guidance is effective for annual reporting periods beginning on or after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The Company is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements.
No other new accounting pronouncements issued or effective during 2014 have had or are expected to have a material impact on the Company’s results of operations, financial position or cash flow.

NOTE 17 — SELECTED QUARTERLY DATA (UNAUDITED)
The Company reports its interim quarterly periods on a 13-week basis ending on a Saturday with the fiscal year ending on December 31. The effects of this practice are not material and exist only within a reporting year. For convenience purposes, the Company uses “March 31,” “June 30,” “September 30” and “December 31” to refer to its results of operations for the quarterly periods then ended. In 2014, the Company’s interim quarterly periods ended March 29, June 28, September 27 and December 31. In 2013, the Company’s interim quarterly periods ended March 30, June 29, September 28 and December 31, respectively.
The following table summarizes the quarterly results of operations, including income per share:

	2014
(in millions, except per share data)	March 31	June 30	September 30	December 31(a)
Net sales	$200.2	$234.6	$219.3	$264.4
Gross profit	46.8	58.9	58.4	69.2
Income from continuing operations	7.6	17.0	15.2	23.2
Gain (loss) from discontinued operations and disposal, net	(0.2)	0.1	0.2	0.6
Net income	7.4	17.1	15.4	23.8
Diluted earnings per share:
Earnings from continuing operations	$0.12	$0.27	$0.24	$0.36
Earnings from discontinued operations	—	—	—	0.01
Net earnings per share	$0.12	$0.27	$0.24	$0.37

(a)	Income from continuing operations includes a tax benefit of $3.5 million relating to the release of valuation allowance previously recorded against the Company’s foreign deferred tax assets.

	2013
(in millions, except per share data)	March 31(a)	June 30 (b)	September 30	December 31(c)
Net sales	$199.8	$222.6	$209.3	$219.6
Gross profit	46.8	51.8	50.5	56.0
Income (loss) from continuing operations	(1.1)	117.8	16.8	26.7
Gain (loss) from discontinued operations and disposal, net	0.5	(0.3)	(0.8)	0.4
Net (loss) income	(0.6)	117.5	16.0	27.1
Diluted earnings (loss) per share:
Earnings (loss) from continuing operations	$(0.02)	$1.87	$0.26	$0.42
Earnings (loss) from discontinued operations	0.01	—	(0.01)	—
Net earnings (loss) per share	$(0.01)	$1.87	$0.25	$0.42

(a)	(Loss) from continuing operations includes $8.7 million of debt settlement charges associated with the Company's debt refinancing in March 2013.

(b)	Income from continuing operations includes $102.4 million of valuation allowance release and income of $0.6 million associated with restructuring activity.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act Rule 13a-15(e)) as of December 31, 2014.
Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2014.

(b)	Management’s Annual Report on Internal Control over Financial Reporting and Attestation Report of the Registered Public Accounting Firm
The Company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on the assessment, management concluded that, as of December 31, 2014, the Company’s internal control over financial reporting is effective.
Deloitte & Touche LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued its report, included herein, on the effectiveness of the Company’s internal control over financial reporting. See “Report of Independent Registered Public Accounting Firm” under Item 8 of Part II of this Form 10-K.

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
Item 9B.  Other Information.
On March 2, 2015, the Company issued a press release announcing its financial results for the three months and year ended December 31, 2014. In addition, the presentation slides for the 2014 fourth quarter earnings call were posted on the Company’s website at that time. The full text of the press release and earnings presentation is included as Exhibits 99.1 and 99.2, respectively, to this Form 10-K.

PART III
Item 10.  Directors, Executive Officers and Corporate Governance.
A list of our executive officers and biographical information appears in Item 1 of Part I of this Form 10-K. Information regarding directors and nominees for directors is set forth in the Company’s definitive proxy statement for its 2015 Annual Meeting of Stockholders and is incorporated herein by reference.
Information regarding Compliance with Section 16(a) of the Exchange Act is set forth in the Company’s 2015 definitive proxy statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference. Information regarding the (i) Audit Committee, (ii) Nominating and Governance Committee and (iii) Compensation and Benefits Committee of the Company’s Board of Directors is set forth in the Company’s 2015 definitive proxy statement under the caption “Information Concerning the Board of Directors” and is incorporated herein by reference.
The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer and principal accounting officer. This code of ethics and the Company’s corporate governance policies are posted on the Company’s website at www.federalsignal.com. The Company intends to satisfy its disclosure requirements regarding amendments to or waivers from its code of ethics by posting such information on this website. The charters of the (i) Audit Committee, (ii) Nominating and Governance Committee and (iii) Compensation and Benefits Committee of the Company’s Board of Directors are available on the Company’s website and are also available in print free of charge.
Item 11.  Executive Compensation.
The information contained under the captions “Information Concerning the Board of Directors,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Compensation and Benefits Committee Report” and “Executive Compensation” of the Company’s 2015 definitive proxy statement is incorporated herein by reference.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information regarding security ownership of (i) certain beneficial owners, (ii) all directors and nominees, (iii) named executive officers and (iv) directors and executive officers as a group is set forth in the Company’s 2015 definitive proxy statement under the caption “Ownership of Our Common Stock” and is incorporated herein by reference. Information regarding our equity compensation plans is set forth in the Company’s 2015 definitive proxy statement under the caption “Equity Compensation Plan Information” and is incorporated herein by reference.
Item 13.  Certain Relationships and Related Transactions, and Director Independence.
Information regarding certain relationships is hereby incorporated by reference from the Company’s 2015 definitive proxy statement under the headings “Information Concerning the Board of Directors” and “Certain Relationships and Related Party Transactions.”
Item 14.  Principal Accountant Fees and Services.
Information regarding principal accountant fees and services is incorporated by reference from the Company’s 2015 definitive proxy statement under the heading “Accounting Fees.”

PART IV
Item 15.  Exhibits, Financial Statement Schedules.

1.	Financial Statements
The following consolidated financial statements of the Company and the “Report of the Independent Registered Public Accounting Firm” contained under Item 8 of Part II this Form 10-K are incorporated herein by reference:

(a)	Consolidated Statements of Operations for the Years Ended December 31, 2014, 2013 and 2012;

(b)	Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2014, 2013 and 2012;

(c)	Consolidated Balance Sheets as of December 31, 2014 and 2013;

(d)	Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, 2013 and 2012;

(e)	Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2014, 2013 and 2012; and

(f)	Notes to Consolidated Financial Statements.

2.	Financial Statement Schedules
Schedule II — Valuation and Qualifying Accounts of the Company for the three years ended December 31, 2014 is filed as a part of this Annual Report in response to Item 15(a)(2):
All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore, have been omitted.

3.	Exhibits
See Exhibit Index.

SCHEDULE II
FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
Valuation and Qualifying Accounts
For the years ended December 31, 2014, 2013 and 2012

(in millions)	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions Accounts Written off Net of Recoveries	Balance at End of Year
Allowance for doubtful accounts:
Year Ended December 31, 2014	$2.3	$0.3	$(1.3)	$1.3
Year Ended December 31, 2013	2.4	—	(0.1)	2.3
Year Ended December 31, 2012	2.4	0.6	(0.6)	2.4
Income tax valuation allowances:
Year Ended December 31, 2014	$9.8	$—	$(6.0)	$3.8
Year Ended December 31, 2013	131.8	2.5	(124.5)	9.8
Year Ended December 31, 2012	123.9	17.3	(9.4)	131.8

Signatures
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDERAL SIGNAL CORPORATION

By:	/s/ Dennis J Martin
Dennis J. Martin
President and Chief Executive Officer (Principal Executive Officer)
Date: March 2, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated, as of March 2, 2015.

/s/ Dennis J. Martin	President, Chief Executive Officer and Director (Principal Executive Officer)
Dennis J. Martin

/s/ Brian S. Cooper	Senior Vice President, Chief Financial Officer (Principal Financial Officer)
Brian S. Cooper

/s/ Ian A. Hudson	Vice President, Corporate Controller (Principal Accounting Officer)
Ian A. Hudson

/s/ James E. Goodwin	Chairman and Director
James E. Goodwin

/s/ Paul W. Jones	Director
Paul W. Jones

/s/ Bonnie C. Lind	Director
Bonnie C. Lind

/s/ Richard R. Mudge	Director
Richard R. Mudge

/s/ William F. Owens	Director
William F. Owens

/s/ Brenda L. Reichelderfer	Director
Brenda L. Reichelderfer

/s/ John L. Workman	Director
John L. Workman

EXHIBIT INDEX
The following exhibits, other than those incorporated by reference, have been included in the Company’s Form 10-K filed with the Securities and Exchange Commission. The Company shall furnish copies of these exhibits upon written request to the Corporate Secretary at the address given on the cover page.

3.	a.	Restated Certificate of Incorporation of the Company. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed April 30, 2010.
	b.	Amended and Restated By-laws of the Company. Incorporated by reference to Exhibit 3.2 to the Company’s Form 10-Q for the quarter ended September 30, 2014.
10.	a. *	Supplemental Pension Plan. Incorporated by reference to Exhibit 10.C to the Company’s Form 10-K for the year ended December 31, 1995.
	b. *	Executive Disability, Survivor and Retirement Plan. Incorporated by reference to Exhibit 10.D to the Company’s Form 10-K for the year ended December 31, 1995.
	c. *	Savings Restoration Plan, as amended and restated January 1, 2007. Incorporated by reference to Exhibit 10.FF to the Company’s Form 10-K for the year ended December 31, 2008.
	d. *	First Amendment of the Federal Signal Corporation Savings Restoration Plan. Incorporated by reference to Exhibit 10.MM to the Company’s Form 10-K for the year ended December 31, 2008.
	e. *	Second Amendment to Federal Signal Corporation Savings Restoration Plan. Incorporated by reference to Exhibit 10.NN to the Company’s Form 10-K for the year ended December 31, 2008.
	f. *	Third Amendment to Federal Signal Corporation Savings Restoration Plan. Incorporated by reference to Exhibit 10.OO to the Company’s Form 10-K for the year ended December 31, 2008.
	g. *	Executive General Severance Plan, as amended and restated August 2012. Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2012.
h. *
Form of 2008 Executive Change-In-Control Severance Agreement (Tier 1) with certain executive officers. Incorporated by reference to Exhibit 10.HH to the Company’s Form 10-K for the year ended December 31, 2008.

i. *
Form of 2008 Executive Change-In-Control Severance Agreement (Tier 2) with certain executive officers. Incorporated by reference to Exhibit 10.II to the Company’s Form 10-K for the year ended December 31, 2008.

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
m. *
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

o.
Amendment No. 1, dated as of August 3, 2012, to the Asset Purchase Agreement dated as of June 20, 2012, by and among the Company, and certain subsidiaries of the Company identified therein, in favor of 3M Company, a Delaware corporation, and one or more subsidiaries of 3M Company identified therein. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed September 7, 2012.

p.
Amendment No. 2, dated as of September 4, 2012, to the Asset Purchase Agreement dated as of June 20, 2012, by and among the Company, and certain subsidiaries of the Company identified therein, in favor of 3M Company, a Delaware corporation, and one or more subsidiaries of 3M Company identified therein. Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed September 7, 2012.

	q. *	Short Term Incentive Bonus Plan. Incorporated by reference to Exhibit 10.hh to the Company’s Form 10-K for the year ended December 31, 2012.
r.
Credit Agreement dated as of March 13, 2013, by and among the Company, as Borrower, the Lenders referred to therein, as Lenders, and Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender, General Electric Capital Corporation, as Syndication Agent, Wells Fargo Securities, LLC, and GE Capital Markets, Inc., as Joint Lead Arrangers and Joint Book Managers. Incorporated by reference to Exhibit 10.ii to the Company’s Form 10-K for the year ended December 31, 2012.

s.
Amendment No. 2, dated April 18, 2014, to the Credit Agreement dated as of March 13, 2013, by and among the Company, as Borrower, the Lenders referred to therein, as Lenders, and Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender, General Electric Capital Corporation, as Syndication Agent, Wells Fargo Securities, LLC, and GE Capital Markets, Inc., as Joint Lead Arrangers and Joint Book Managers. Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended March 31, 2014.

	t. *	Employment Letter executed April 10, 2013 between the Company and Brian S. Cooper. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed April 12, 2013.
u. *
Federal Signal Corporation Retirement Savings Plan and First Amendment to the Federal Signal Corporation Retirement Savings Plan. Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2013.

	v. *	Second Amendment to Federal Signal Corporation Retirement Savings Plan.
	w. *	Employment Letter executed August 1, 2013 between the Company and Ian A. Hudson. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed August 13, 2013.
	x. *	Separation agreement executed February 15, 2014 between the Company and Joseph W. Wilson. Incorporated by reference to Exhibit 99.1 to the Company's Form 8-K filed February 21, 2014.
	y. *	Form of Equity Award Agreements. Incorporated by reference to Exhibits 10.1, 10.2, 10.3, 10.4 and 10.5 to the Company’s Form 10-Q for the quarter ended June 30, 2014.
14.		Code of Ethics for Chief Executive Officer and Senior Financial Officers, as amended. Incorporated by reference to Exhibit 14 to the Company’s Form 10-K for the year ended December 31, 2003.
21.		Subsidiaries of the Registrant.
23.1		Consent of Independent Registered Public Accounting Firm.
23.2		Consent of Independent Registered Public Accounting Firm.
31.1		CEO Certification under Section 302 of the Sarbanes-Oxley Act.
31.2		CFO Certification under Section 302 of the Sarbanes-Oxley Act.
32.1		CEO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act.
32.2		CFO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act.
99.1		Press Release.
99.2		Q4 Earnings Call Presentation Slides.
101.INS		XBRL Instance Document.
101.SCH		XBRL Taxonomy Extension Schema Document.
101.CAL		XBRL Taxonomy Calculation Linkbase Document.
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB		XBRL Taxonomy Label Linkbase Document.
101.PRE		XBRL Taxonomy Presentation Linkbase Document.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(a)(3) of Form 10-K.