Form 10-Q
period 2015-03-31
FEDERAL SIGNAL CORP /DE/
filed 2015-04-30
CIK 277509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
  ___________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐	(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of March 31, 2015, the number of shares outstanding of the registrant’s common stock was 62,525,177.

FEDERAL SIGNAL CORPORATION

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (“Form 10-Q”) is being filed by Federal Signal Corporation and its subsidiaries (referred to collectively as the “Company,” “we,” “our” or “us” herein, unless the context otherwise indicates) with the United States Securities and Exchange Commission (the “SEC”), and includes comments made by management that may contain words such as “may,” “will,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “project,” “estimate” and “objective” or similar terminology, or the negative thereof, concerning the Company’s future financial performance, business strategy, plans, goals and objectives. These expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995. Forward-looking statements include information concerning the Company’s possible or assumed future performance or results of operations and are not guarantees. While these statements are based on assumptions and judgments that management has made in light of industry experience as well as perceptions of historical trends, current conditions, expected future developments and other factors believed to be appropriate under the circumstances, they are subject to risks, uncertainties and other factors that may cause the Company’s actual results, performance or achievements to be materially different.
These risks and uncertainties, some of which are beyond the Company’s control, include the cyclical nature of the Company’s industrial, municipal, governmental and commercial markets; compliance with domestic and foreign laws and regulations; economic and political uncertainties and foreign currency rate fluctuations; restrictive debt covenants; availability of credit and third-party financing for customers; our ability to anticipate and meet customer demands for new products and product enhancements and the resulting products generating sufficient revenues to justify research and development expenses; our incurrence of restructuring and impairment charges as we continue to evaluate opportunities to restructure our business; highly competitive markets; increased product liability, warranty, recall claims, client service interruptions and other lawsuits and claims; technological advances by competitors; information technology security threats and cyber-attacks; infringement of, or an inability to protect, our intellectual property rights; disruptions in the supply of parts and components from suppliers and subcontractors; attraction and retention of key personnel; disruptions within our dealer network; work stoppages and other labor relations matters; increased pension funding requirements and expenses beyond our control; costs of compliance with environmental and safety regulations; our ability to use net operating loss and tax credit carryforwards to reduce future tax payments; charges related to goodwill; our ability to expand our business through successful future acquisitions; and unknown or unexpected contingencies in our business or in businesses acquired by us. These risks and uncertainties include, but are not limited to, the risk factors described under Item 1A, Risk Factors, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the SEC on March 2, 2015. These factors may not constitute all factors that could cause actual results to differ materially from those discussed in any forward-looking statement. The Company operates in a continually changing business environment and new factors emerge from time to time. The Company cannot predict such factors, nor can it assess the impact, if any, of such factors on its results of operations, financial condition or cash flow. Accordingly, forward-looking statements should not be relied upon as a predictor of actual results. The Company disclaims any responsibility to update any forward-looking statement provided in this Form 10-Q.
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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).
FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
(in millions, except per share data)	2015	2014
Net sales	$221.6	$200.2
Cost of sales	162.4	153.4
Gross profit	59.2	46.8
Selling, engineering, general and administrative expenses	34.4	34.2
Restructuring	—	(0.2)
Operating income	24.8	12.8
Interest expense	0.6	1.0
Other expense, net	0.9	—
Income before income taxes	23.3	11.8
Income tax expense	(8.4)	(4.2)
Income from continuing operations	14.9	7.6
Loss from discontinued operations and disposal, net of income tax benefit of $0.0 for both periods	—	(0.2)
Net income	$14.9	$7.4
Basic earnings per share:
Earnings from continuing operations	$0.24	$0.12
Loss from discontinued operations and disposal, net of tax	—	—
Net earnings per share	$0.24	$0.12
Diluted earnings per share:
Earnings from continuing operations	$0.23	$0.12
Loss from discontinued operations and disposal, net of tax	—	—
Net earnings per share	$0.23	$0.12
Weighted average common shares outstanding:
Basic	62.7	62.8
Diluted	63.7	63.7
Cash dividends declared per common share	$0.06	$—
See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31,
(in millions)	2015	2014
Net income	$14.9	$7.4
Other comprehensive (loss) income:
Change in foreign currency translation adjustment	(11.9)	—
Change in unrecognized net actuarial losses related to pension benefit plans, net of income tax expense of $0.9 and $0.4, respectively	1.9	0.8
Total other comprehensive (loss) income	(10.0)	0.8
Comprehensive income	$4.9	$8.2
See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
(in millions, except per share data)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$23.0	$30.4
Accounts receivable, net of allowances for doubtful accounts of $1.3 at both dates	112.2	107.6
Inventories	126.5	121.0
Prepaid expenses	11.2	8.8
Deferred tax assets	13.7	18.8
Other current assets	3.9	2.8
Current assets of discontinued operations	1.1	1.1
Total current assets	291.6	290.5
Properties and equipment, net	68.6	69.5
Goodwill	260.8	266.3
Deferred tax assets	21.1	25.3
Deferred charges and other assets	3.8	4.0
Long-term assets of discontinued operations	3.1	3.1
Total assets	$649.0	$658.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$2.8	$—
Current portion of long-term borrowings and capital lease obligations	6.2	6.2
Accounts payable	55.1	50.7
Customer deposits	12.1	12.1
Accrued liabilities:
Compensation and withholding taxes	21.8	28.2
Other current liabilities	36.8	40.2
Current liabilities of discontinued operations	1.6	1.7
Total current liabilities	136.4	139.1
Long-term borrowings and capital lease obligations	43.9	44.0
Long-term pension and other postretirement benefit liabilities	60.6	63.5
Deferred gain	14.1	14.6
Other long-term liabilities	21.4	20.9
Long-term liabilities of discontinued operations	4.9	5.0
Total liabilities	281.3	287.1
Stockholders’ equity:
Common stock, $1 par value per share, 90.0 shares authorized, 64.7 and 64.2 shares issued, respectively	64.7	64.2
Capital in excess of par value	187.7	187.0
Retained earnings	238.1	227.0
Treasury stock, at cost, 2.1 and 1.7 shares, respectively	(33.3)	(27.1)
Accumulated other comprehensive loss	(89.5)	(79.5)
Total stockholders’ equity	367.7	371.6
Total liabilities and stockholders’ equity	$649.0	$658.7
See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
(in millions)	2015	2014
Operating activities:
Net income	$14.9	$7.4
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations and disposal	—	0.2
Depreciation and amortization	3.8	3.6
Deferred financing costs	0.1	0.1
Deferred gain	(0.5)	(0.5)
Stock-based compensation expense	1.1	0.9
Pension expense, net of funding	(1.6)	(1.0)
Deferred income taxes	8.5	4.7
Changes in operating assets and liabilities, net of effects of discontinued operations	(22.9)	(22.4)
Net cash provided by (used for) continuing operating activities	3.4	(7.0)
Net cash used for discontinued operating activities	(0.1)	(0.2)
Net cash provided by (used for) operating activities	3.3	(7.2)
Investing activities:
Purchases of properties and equipment	(2.8)	(4.2)
Proceeds from sale of FSTech Group	—	7.0
Net cash (used for) provided by continuing investing activities	(2.8)	2.8
Financing activities:
Decrease in revolving lines of credit, net	—	(10.0)
Increase in short-term borrowings, net	3.0	6.1
Purchases of treasury stock	(3.6)	—
Redemptions of common stock to satisfy withholding taxes related to stock-based compensation	(2.6)	—
Cash dividends paid to stockholders	(3.8)	—
Proceeds from stock-based compensation activity	0.2	0.6
Other, net	(0.2)	(0.2)
Net cash used for continuing financing activities	(7.0)	(3.5)
Effects of foreign exchange rate changes on cash and cash equivalents	(0.9)	0.1
Decrease in cash and cash equivalents	(7.4)	(7.8)
Cash and cash equivalents at beginning of period	30.4	23.8
Cash and cash equivalents at end of period	$23.0	$16.0
See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(in millions)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2015	$64.2	$187.0	$227.0	$(27.1)	$(79.5)	$371.6
Net income			14.9			14.9
Total other comprehensive loss					(10.0)	(10.0)
Cash dividends declared			(3.8)			(3.8)
Stock-based payments:
Stock-based compensation		1.1				1.1
Stock option exercises and other		0.1				0.1
Performance share unit transactions	0.5	(0.5)		(2.6)		(2.6)
Stock repurchase program				(3.6)		(3.6)
Balance at March 31, 2015	$64.7	$187.7	$238.1	$(33.3)	$(89.5)	$367.7

(in millions)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2014	$63.8	$177.0	$168.9	$(16.8)	$(41.9)	$351.0
Net income			7.4			7.4
Total other comprehensive income					0.8	0.8
Stock-based payments:
Stock-based compensation		0.9				0.9
Stock option exercises and other	0.1	0.4				0.5
Balance at March 31, 2014	$63.9	$178.3	$176.3	$(16.8)	$(41.1)	$360.6

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
Products manufactured and services rendered by the Company are divided into three major operating segments: Environmental Solutions Group, Safety and Security Systems Group and Fire Rescue Group. The individual operating businesses are organized under each segment because they share certain characteristics, including technology, marketing, distribution and product application, which create long-term synergies. The Company’s reportable segments are consistent with its operating segments. These segments are discussed in Note 10 – Segment Information.
Basis of Presentation and Consolidation
The accompanying unaudited condensed consolidated financial statements represent the consolidation of Federal Signal Corporation and its subsidiaries included herein and have been prepared by the Company pursuant to the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to ensure the information presented is not misleading. These condensed consolidated financial statements have been prepared in accordance with the Company’s accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, and should be read in conjunction with those consolidated financial statements and the notes thereto.
These statements include all adjustments, including those of a normal recurring nature, that we considered necessary to present a fair statement of our results of operations, financial condition and cash flow. Intercompany balances and transactions have been eliminated in consolidation. The results reported in these condensed consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. While we label our quarterly information using a calendar convention whereby our first, second and third quarters are labeled as ending on March 31, June 30 and September 30, respectively, it is our longstanding practice to establish interim quarterly closing dates based on a 13-week period ending on a Saturday, with our fiscal year ending on December 31. The effects of this practice are not material and exist only within a reporting year.
Recent Accounting Pronouncements and Accounting Changes
In April 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This update revises the required criteria for reporting disposals as discontinued operations, whereby such disposals must represent strategic shifts that had (or will have) a major effect on an entity’s operations and financial results. The guidance also requires additional disclosures about discontinued operations, including expanded disclosure of any significant ongoing involvement. The new requirements are effective prospectively for all disposals that occur within fiscal years beginning on or after December 15, 2014, and for interim periods within those fiscal years. The Company’s adoption of the guidance on January 1, 2015 did not have an impact on its results of operations, financial condition or cash flow.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. The FASB decided to allow either a “full retrospective” adoption, in which the standard is applied to all periods presented in the financial statements, or a “modified retrospective” adoption, in which the guidance is applied retrospectively only to the most current period presented in the financial statements, with the cumulative effect of initially applying the new standard being recognized as an adjustment to the opening balance of retained earnings. As originally proposed, this guidance was effective for annual

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

reporting periods beginning on or after December 15, 2016, including interim periods within that reporting period, and early adoption was not permitted. In April 2015, the FASB proposed to defer the effective date by one year, to annual reporting periods beginning on or after December 15, 2017, including interim periods within that reporting period. The FASB also voted to permit early adoption of the guidance but no earlier than the original effective date. The Company is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30), which requires that debt issuance costs be presented in the balance sheets as a direct deduction from the carrying amount of the related debt liability. The new requirement is effective for fiscal years beginning on or after December 15, 2015, and for interim periods within those fiscal years. Retrospective presentation is required for all comparable periods presented. The Company does not believe that the adoption of this guidance will have a material impact on its consolidated financial statements.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and (iii) the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions are used for, but are not limited to, revenue recognition, workers’ compensation and product liability reserves, asset impairment, pension and other post-retirement benefit obligations, income tax contingency accruals and valuation allowances, and litigation-related accruals. Actual results could differ from those estimates.
There have been no changes to the Company’s significant accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
NOTE 2 – INVENTORIES
The following table summarizes the components of inventories:

(in millions)	March 31, 2015	December 31, 2014
Raw materials	$49.9	$53.1
Work in progress	25.9	23.7
Finished goods	50.7	44.2
Total inventories	$126.5	$121.0
NOTE 3 – DEBT
The following table summarizes the components of Long-term borrowings and capital lease obligations:

(in millions)	March 31, 2015	December 31, 2014
Senior Secured Credit Facility:
Revolving credit facility	$—	$—
Term loan	49.2	49.2
Capital lease obligations	0.9	1.0
Total long-term borrowings and capital lease obligations, including current portion	50.1	50.2
Less: Current maturities	5.8	5.8
Less: Current capital lease obligations	0.4	0.4
Total long-term borrowings and capital lease obligations, net	$43.9	$44.0
As more fully described within Note 1 – Summary of Significant Accounting Policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, the Company uses a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The carrying value of short-term borrowings approximates fair value due to its short maturity (Level 2 input). The fair value of long-term debt is based on interest rates that we believe are currently available to us for issuance of debt with similar terms and remaining maturities (Level 2 input).

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

The following table summarizes the carrying amounts and fair values of the Company’s financial instruments:

	March 31, 2015		December 31, 2014
(in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value
Short-term borrowings	$2.8	$2.8	$—	$—
Long-term borrowings (a)	50.1	50.1	50.2	50.2

(a)
Long-term borrowings includes current portions of long-term debt and current portions of capital lease obligations of $6.2 million and $6.2 million as of March 31, 2015 and December 31, 2014, respectively.

In March 2013, the Company executed a $225.0 million senior secured credit facility (the “Senior Secured Credit Facility”) comprised of a five-year fully funded term loan of $75.0 million and a five-year $150.0 million revolving credit facility. As of March 31, 2015, there was no cash drawn and $24.0 million of undrawn letters of credit under the $150.0 million revolving credit facility portion of the Senior Secured Credit Facility, with $126.0 million of net availability for borrowings.
As of March 31, 2015, there were $2.8 million of borrowings against the Company’s non-U.S. lines of credit which provide for borrowings of up to $11.1 million.
For the three months ended March 31, 2015, there were no gross borrowings or gross payments under the Company’s domestic revolving credit facility. For the three months ended March 31, 2014, gross borrowings and gross payments under the Company’s domestic revolving credit facility were $6.5 million and $16.5 million, respectively.
The Senior Secured Credit Facility requires the Company to comply with financial covenants related to the maintenance of a minimum fixed charge coverage ratio and maximum leverage ratio. The financial covenants are measured at each fiscal quarter-end. Restricted payments, including dividends, are permitted only if the pro-forma leverage ratio after giving effect to such payment is less than 3.25x, pro-forma compliance after giving effect to such payment is maintained for all other financial covenants and there are no existing defaults under the Senior Secured Credit Facility. The Company was in compliance with all of its debt covenants as of March 31, 2015.
NOTE 4 – INCOME TAXES
The Company recognized income tax expense of $8.4 million and $4.2 million for the three months ended March 31, 2015 and 2014, respectively. The Company’s effective tax rate was 36.1% and 35.6% for the three months ended March 31, 2015 and 2014, respectively.
NOTE 5 – PENSIONS
The following table summarizes the components of net postretirement pension expense:

	U.S. Benefit Plan		Non-U.S. Benefit Plans
	Three Months Ended March 31,		Three Months Ended March 31,
(in millions)	2015	2014	2015	2014
Service cost	$—	$—	$0.1	$0.1
Interest cost	1.9	2.0	0.5	0.7
Amortization of actuarial loss	1.6	1.2	0.2	0.1
Expected return on plan assets	(2.5)	(2.3)	(0.7)	(0.9)
Net postretirement pension expense	$1.0	$0.9	$0.1	$—
During the three months ended March 31, 2015 and 2014, the Company contributed $1.6 million and $1.5 million to its U.S. defined benefit plan, respectively, and $1.1 million and $0.4 million to its non-U.S. defined benefit plans, respectively.
For the year ended December 31, 2015, the Company expects to contribute up to $7.8 million to the U.S. benefit plan and up to $1.2 million to the non-U.S. benefit plans.
During the three months ended March 31, 2015, the Company repurchased all of the remaining shares of its common stock from its U.S benefit plan for a total cost of $3.6 million. The repurchases were made under the stock repurchase program further outlined in Note 9 – Stockholders’ Equity. At December 31, 2014, total assets of the U.S. benefit plan included 0.2 million of

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

the Company’s common stock shares, valued at $3.6 million. The value of the shares was determined using quoted market prices (Level 1 input).
NOTE 6 – COMMITMENTS AND CONTINGENCIES
Guarantees
The Company provides indemnifications and other guarantees in the ordinary course of business, the terms of which range in duration and often are not explicitly defined. Specifically, the Company is occasionally required to provide letters of credit and bid and performance bonds to various customers, principally to act as security for retention levels related to casualty insurance policies and to guarantee the performance of subsidiaries that engage in export and domestic transactions. At March 31, 2015, the Company had outstanding performance and financial standby letters of credit, as well as outstanding bid and performance bonds, aggregating $36.5 million. If any such letters of credit or bonds are called, the Company would be obligated to reimburse the issuer of the letter of credit or bond. The Company believes the likelihood of any currently outstanding letter of credit or bond being called is remote.
The Company issues product performance warranties to customers with the sale of its products. The specific terms and conditions of these warranties vary depending upon the product sold and country in which the Company does business, with warranty periods generally ranging from one to five years. The Company estimates the costs that may be incurred under its basic limited warranty and records a liability in the amount of such costs at the time the sale of the related product is recognized. Factors that affect the Company’s warranty liability include (i) the number of units under warranty, (ii) historical and anticipated rates of warranty claims and (iii) costs per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.
The following table summarizes the changes in the Company’s warranty liabilities:

(in millions)	2015	2014
Balance at January 1	$9.1	$8.4
Provisions to expense	1.9	1.7
Payments	(2.1)	(1.6)
Balance at March 31	$8.9	$8.5
Environmental Liabilities
Reserves of $1.3 million and $1.3 million related to the environmental remediation of the Pearland, Texas facility are included in liabilities of discontinued operations on the Condensed Consolidated Balance Sheets at March 31, 2015 and December 31, 2014, respectively. The facility was previously used by the Company’s discontinued Pauluhn business and manufactured marine, offshore and industrial lighting products. The Company sold the facility in May 2012 and while the Company has not finalized its plans, it is probable that the site will require remediation. The recorded reserves are based on an undiscounted estimate of the range of costs to remediate the site, depending upon the remediation approach and other factors. The Company’s estimate may change in the near-term as more information becomes available; however, the costs are not expected to have a material adverse effect on the Company’s results of operations, financial position or cash flow.
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
The Company believes, based on current knowledge and after consultation with counsel, that the outcome of such claims and actions will not have a material adverse effect on the Company’s results of operations or financial condition. However, in the event of unexpected future developments, it is possible that the ultimate resolution of such matters, if unfavorable, could have a material adverse effect on the Company’s results of operations, financial condition or cash flow.

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
On June 25, 2014, a unanimous three-judge panel of the First District Illinois Appellate Court issued its opinion reversing the class certification order of the trial court. Specifically, the Appellate Court determined that the trial court’s ruling failed to satisfy the class-action requirements that the common issues of the firefighters’ claims predominate over the individual issues and that there is an adequate representative for the class. During a status hearing on October 8, 2014, plaintiffs represented to the Court that they would again seek to certify a class of firefighters on the issue of whether the Company’s sirens were defective and unreasonably dangerous. On January 12, 2015, plaintiffs filed motions to amend their complaints to add class action allegations with respect to Chicago firefighter plaintiffs as well as the approximately 1,800 firefighter plaintiffs from locations outside of Chicago. On March 11, 2015, the trial court granted plaintiffs’ motions to amend their complaints. Plaintiffs have indicated that they will now file motions to certify classes in these cases. On April 24, 2015, the cases were transferred to Cook County chancery court, which will decide all class certification issues. The Company intends to continue its objections to any attempt at certification. The Company also has filed motions to dismiss cases involving firefighters located outside of Cook County based on improper venue.
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
During April through October 2012, 20 new cases were filed in the Court of Common Pleas, Philadelphia County, Pennsylvania. These cases were filed on behalf of 20 Philadelphia firefighters and involve various defendants in addition to the Company. Five of these cases were subsequently dismissed. The first trial involving these new Philadelphia cases occurred during December 2014 and involved three firefighter plaintiffs. The jury returned a verdict in favor of the Company. Following this trial, all of the parties agreed to settle cases involving seven firefighter plaintiffs set for trial during January 2015 for nominal amounts per plaintiff. In January 2015, plaintiffs’ attorneys filed two new complaints in the Court of Common Pleas, Philadelphia, Pennsylvania on behalf of approximately 70 additional firefighter plaintiffs. The vast majority of the firefighters identified in these complaints are located outside of Pennsylvania. One of the complaints in these cases, which involves 11 firefighter plaintiffs from the District of Columbia, has been removed to federal court in the Eastern District of Pennsylvania.
During April through July 2013, additional cases were filed in Allegheny County, Pennsylvania. These cases involve 247 plaintiff firefighters from Pittsburgh and various defendants, including the Company. After the Company filed pretrial motions, the Court dismissed claims of 41 Pittsburgh firefighter plaintiffs. During March 2014, an action was brought in the Court of Common Pleas of Erie County, Pennsylvania on behalf of 61 firefighters. This case likewise involves various defendants in addition to the Company. After the Company filed pretrial motions, 32 Erie County firefighter plaintiffs voluntarily dismissed their claims. On September 17, 2014, 20 lawsuits, involving a total of 193 Buffalo Fire Department firefighters, were filed in the Supreme Court of the State of New York, Erie County. Several product manufacturers, including the Company, have been named as defendants in these cases. All of the cases filed in Erie County, New York have been removed to federal court in the Western District of New York. During February 2015, a lawsuit involving one New York City firefighter plaintiff was filed in the Supreme Court of the State of New York, New York County. Plaintiff named the Company as well as several other parties as defendants. That case has been removed to federal court in the Southern District of New York.

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
The Company’s ongoing negotiations with its insurer, CNA, over insurance coverage on these claims have resulted in reimbursements of a portion of the Company’s defense costs. These reimbursements are recorded as a reduction of corporate operating expenses. For the three months ended March 31, 2015 and 2014, the Company recorded $0.1 million and less than $0.1 million of reimbursements from CNA related to legal costs, respectively.
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
As of March 31, 2015, the Company has not accrued any liability within its consolidated financial statements for this lawsuit. In evaluating whether a charge to record a reserve was necessary, the Company analyzed all of the available information, including the legal reasoning applied by the judge of the trial court in reaching its decision. Based on the Company’s analysis, and consultations with external counsel, the Company has assessed the likelihood of a successful appeal to be more likely than not and therefore does not believe that a probable loss has been incurred. In the event that the Company’s appeal of the initial judgment is unsuccessful or not fully successful, the Company would expect to record a charge that could range from zero to approximately $5 million. This range includes the amount of the adverse judgment, as well as estimated interest that will continue to accrue throughout the appeal process.
NOTE 7 – EARNINGS PER SHARE
The Company computes earnings per share (“EPS”) in accordance with ASC 260, Earnings per Share, which requires that non-vested restricted stock containing non-forfeitable dividend rights should be treated as participating securities pursuant to the two-class method. Under the two-class method, net income is reduced by the amount of dividends declared in the period for common stock and participating securities. The remaining undistributed earnings are then allocated to common stock and participating securities as if all of the net income for the period had been distributed. The amounts of distributed and undistributed earnings allocated to participating securities for the three months ended March 31, 2015 and 2014 were insignificant and did not materially impact the calculation of basic or diluted EPS.
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
For the three months ended March 31, 2015 and 2014, options to purchase 0.4 million and 0.2 million shares of the Company’s common stock, respectively, had an anti-dilutive effect on EPS, and accordingly, are excluded from the calculation of diluted EPS.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

The following table reconciles Net income to basic and diluted EPS:

	Three Months Ended March 31,
(in millions, except per share data)	2015	2014
Income from continuing operations	$14.9	$7.6
Loss from discontinued operations and disposal, net of tax	—	(0.2)
Net income	$14.9	$7.4
Weighted average shares outstanding – Basic	62.7	62.8
Dilutive effect of common stock equivalents	1.0	0.9
Weighted average shares outstanding – Diluted	$63.7	$63.7
Basic earnings per share:
Earnings from continuing operations	$0.24	$0.12
Loss from discontinued operations and disposal, net of tax	—	—
Net earnings per share	$0.24	$0.12
Diluted earnings per share:
Earnings from continuing operations	$0.23	$0.12
Loss from discontinued operations and disposal, net of tax	—	—
Net earnings per share	$0.23	$0.12
NOTE 8 – STOCK-BASED COMPENSATION
On December 31, 2014, performance share units (“PSUs”) granted in 2012 became fully vested. The EPS threshold associated with these awards was achieved at the maximum level, and 200% of the target shares were earned. These vested performance share units were net share settled. In connection with the issuance of the underlying shares during the three months ended March 31, 2015, the Company transferred 0.2 million shares into Treasury Stock, based upon the Company’s closing stock price on the vesting date, to satisfy the employees’ minimum statutory withholding obligation for applicable income and other employment taxes. The Company then remitted the equivalent cash value to the appropriate taxing authorities. Total payments for the employees’ tax obligations to the relevant taxing authorities were $2.6 million for the three months ended March 31, 2015, and are reflected as a financing activity within the Condensed Consolidated Statements of Cash Flows.
NOTE 9 – STOCKHOLDERS’ EQUITY
Dividends
On February 20, 2015, the Company’s Board of Directors (the “Board”) declared a quarterly cash dividend of $0.06 per common share. The dividend totaled $3.8 million and was distributed on March 27, 2015 to holders of record at the close of business on March 9, 2015.
On April 28, 2015, the Board declared a quarterly cash dividend of $0.06 per common share payable on June 9, 2015 to holders of record at the close of business on May 19, 2015.
Stock Repurchase Program
In April 2014, the Board authorized a stock repurchase program (the “April 2014 program”) of up to $15.0 million of the Company’s common stock. The April 2014 program is intended primarily to facilitate a reduction in the investment in Company stock within the Company’s U.S. defined benefit pension plan portfolio and to reduce dilution resulting from issuances of stock under the Company’s employee equity incentive programs. During the three months ended March 31, 2015, the Company repurchased 233,637 shares for a total of $3.6 million under the April 2014 program.
In November 2014, the Board authorized an additional stock repurchase program (the “November 2014 program”) of up to $75.0 million of the Company’s common stock. The November 2014 program supplements the prior $15.0 million authorization under the April 2014 program, which remains in effect. The November 2014 program is intended primarily to facilitate opportunistic purchases of Company stock as a means to provide cash returns to stockholders, enhance stockholder

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

returns and manage the Company’s capital structure. There were no stock repurchases under the November 2014 program during the three months ended March 31, 2015.
Under the stock repurchase programs, the Company is authorized to repurchase, from time to time, shares of its outstanding common stock in the open market or through privately negotiated transactions. Stock repurchases by the Company are subject to market conditions and other factors and may be commenced, suspended or discontinued at any time.
Accumulated Other Comprehensive Loss
The following tables summarize the changes in each component of Accumulated other comprehensive loss, net of tax:

(in millions) (a)	Actuarial Losses	Foreign Currency Translation	Unrealized Gain on Derivatives	Total
Balance at January 1, 2015	$(79.8)	$0.2	$0.1	$(79.5)
Other comprehensive income (loss) before reclassifications	0.8	(11.9)	—	(11.1)
Amounts reclassified from accumulated other comprehensive loss	1.1	—	—	1.1
Net current-period other comprehensive income (loss)	1.9	(11.9)	—	(10.0)
Balance at March 31, 2015	$(77.9)	$(11.7)	$0.1	$(89.5)

(in millions) (a)	Actuarial Losses	Foreign Currency Translation	Unrealized Gain on Derivatives	Total
Balance at January 1, 2014	$(58.1)	$16.0	$0.2	$(41.9)
Other comprehensive loss before reclassifications	(0.1)	(0.1)	—	(0.2)
Amounts reclassified from accumulated other comprehensive loss	0.9	0.1	—	1.0
Net current-period other comprehensive income	0.8	—	—	0.8
Balance at March 31, 2014	$(57.3)	$16.0	$0.2	$(41.1)

(a)	Amounts in parenthesis indicate debits.
The following table summarizes the amount of actuarial losses reclassified from Accumulated other comprehensive loss, net of tax, and the affected line item in the Condensed Consolidated Statements of Operations:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in Condensed Consolidated Statements of Operations
	2015	2014
	(in millions) (a)
Amortization of actuarial losses of defined benefit pension plans	$(1.8)	$(1.3)	(b)
Total before tax	(1.8)	(1.3)
Income tax benefit	0.7	0.4	Income tax expense
Total reclassifications for the period, net of tax	$(1.1)	$(0.9)

(a)	Amount in parenthesis indicate debits to profit/loss.

(b)	The actuarial loss components of Accumulated other comprehensive loss are included in the computation of net periodic pension cost for the period, as disclosed in Note 5 – Pensions.
NOTE 10 – SEGMENT INFORMATION
The Company has three operating segments as defined under ASC Topic 280, Segment Reporting. The Company’s reportable segments are consistent with its operating segments. Business units are organized under each segment because they share certain characteristics, such as technology, marketing, production, distribution and product application, which create long-term synergies. The principal activities of the Company’s operating segments are as follows:
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
Net sales by operating segment reflect sales of products and services to external customers, as reported in the Company’s Condensed Consolidated Statements of Operations. Intersegment sales are insignificant. The Company evaluates performance based on operating income of the respective segment. Operating income includes all revenues, costs and expenses directly related to the segment involved. In determining operating segment income, neither corporate nor interest expenses are included. Operating segment depreciation expense, identifiable assets and capital expenditures relate to those assets that are utilized by the respective operating segment. Corporate assets consist principally of cash and cash equivalents, deferred tax assets and fixed assets. The accounting policies of each operating segment are the same as those described in Note 1 – Summary of Significant Accounting Policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The results for the interim periods are not necessarily indicative of results for a full year.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

The following tables summarize the Company’s continuing operations by segment, including net sales, operating income (loss), and total assets:

	Three Months Ended March 31,
(in millions)	2015	2014
Net sales:
Environmental Solutions	$140.2	$120.7
Safety and Security Systems	56.3	55.0
Fire Rescue	25.1	24.5
Total net sales	$221.6	$200.2
Operating income (loss):
Environmental Solutions	$23.9	$15.2
Safety and Security Systems	6.6	4.3
Fire Rescue	0.3	(0.8)
Corporate and eliminations	(6.0)	(5.9)
Total operating income	24.8	12.8
Interest expense	0.6	1.0
Other expense, net	0.9	—
Income before income taxes	$23.3	$11.8

(in millions)	As of March 31, 2015	As of December 31, 2014
Total assets:
Environmental Solutions	$273.6	$254.2
Safety and Security Systems	203.6	208.3
Fire Rescue	110.3	124.0
Corporate and eliminations	57.3	68.0
Total assets of continuing operations	644.8	654.5
Total assets of discontinued operations	4.2	4.2
Total assets	$649.0	$658.7
NOTE 11 – DISCONTINUED OPERATIONS
There were no new discontinued operations in 2014 or in the three months ended March 31, 2015.
The Company retains certain liabilities for operations discontinued in prior years, primarily for environmental remediation and product liability. Included in liabilities of discontinued operations at March 31, 2015 and December 31, 2014 was $1.3 million and $1.3 million, respectively, related to environmental remediation at the Pearland, Texas facility, previously used by the Company’s discontinued Pauluhn business, and $3.0 million and $3.0 million, respectively, relating to estimated product liability obligations of the discontinued North American refuse truck body business.
In connection with the 2012 sale of the former Federal Signal Technologies Group (“FSTech”), $22.0 million was placed into escrow as security for indemnification obligations provided by the Company pursuant to the sale agreement. A significant portion of the escrow identified for general indemnification obligations was held for a period of 18 months following the sale date with the remaining general escrow funds to be held for 36 months following the sale date. During the three months ended March 31, 2014, the Company received $7.0 million from the escrow identified for general indemnification obligations.
If and when any additional amounts are received from the remaining general escrow funds, which totaled $4.0 million at March 31, 2015, the Company may recognize an adjustment to Loss from discontinued operations and disposal, net of tax within its Condensed Consolidated Statement of Operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide information that is supplemental to, and should be read together with, the condensed consolidated financial statements and the accompanying notes contained in this Form 10-Q, as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Information in MD&A is intended to assist the reader in obtaining an understanding of (i) the condensed consolidated financial statements, (ii) the Company’s business segments and how the results of those segments impact the Company’s results of operations and financial condition as a whole and (iii) how certain accounting principles affect the Company’s condensed consolidated financial statements. The Company’s results for interim periods are not necessarily indicative of annual operating results.
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
As described in Note 10 – Segment Information to the accompanying condensed consolidated financial statements, the Company’s business units are organized and managed in three operating segments: Environmental Solutions Group, Safety and Security Systems Group and Fire Rescue Group.
Net sales increased by $21.4 million, or 11%, in the three months ended March 31, 2015 as compared to the respective prior-year quarter. Our Environmental Solutions Group reported a net sales increase of $19.5 million, or 16%, on significantly higher shipments of street sweepers and vacuum trucks. Our Safety and Security Systems and Fire Rescue groups also reported net sales improvements of $1.3 million and $0.6 million, respectively.
Operating income increased by $12.0 million, or 94%, to $24.8 million in the three months ended March 31, 2015 as compared to the respective prior-year quarter. This translated to an improved consolidated operating margin of 11.2%, compared to 6.4% in the prior year. The increase was primarily attributable to improved operating leverage and increased volumes within our Environmental Solutions Group, which drove improved gross margin, and improved performance within our Safety and Security Systems and Fire Rescue groups.
Income before income taxes increased by $11.5 million, or 97%, to $23.3 million for the three months ended March 31, 2015 as compared to the respective prior-year quarter. The increase was driven by the improvement in operating income, as well as a $0.4 million reduction in interest expense resulting from lower debt levels, partially offset by a $0.9 million increase in other expense, net.
Net income from continuing operations for the three months ended March 31, 2015 was also impacted by a $4.2 million increase in income tax expense, linked to higher pre-tax income levels. The effective tax rate for the first quarter of 2015 was 36.1%, up slightly when compared with the rate of 35.6% for the first quarter of 2014.
Total orders decreased by $45.7 million, or 20%, in the three months ended March 31, 2015, largely due to a $29.5 million reduction in orders in our Fire Rescue Group, driven by lower orders from the Asia Pacific, European and U.S. industrial markets when compared with the prior-year quarter, as well as unfavorable effects from translating results from foreign currencies. Orders in our Safety and Security Systems Group were down $8.3 million, primarily attributable to the timing of large orders that were received in the prior-year quarter. Environmental Solutions Group orders in the three months ended March 31, 2015 were $7.9 million lower than the prior-year levels, and were impacted by decreased orders of vacuum trucks and sewer cleaners.
As a result of the shipments in the first quarter of 2015 and the reduction in orders, our consolidated backlog has decreased by $43.6 million, or 13%, from $328.2 million at December 31, 2014 to $284.6 million at March 31, 2015.

Results of Operations
The following table summarizes our Condensed Consolidated Statements of Operations and illustrates the key financial indicators used to assess our consolidated financial results:

	Three Months Ended March 31,
($ in millions, except per share data)	2015	2014	Change
Net sales	$221.6	$200.2	$21.4
Cost of sales	162.4	153.4	9.0
Gross profit	59.2	46.8	12.4
Selling, engineering, general and administrative expenses	34.4	34.2	0.2
Restructuring	—	(0.2)	0.2
Operating income	24.8	12.8	12.0
Interest expense	0.6	1.0	(0.4)
Other expense, net	0.9	—	0.9
Income before income taxes	23.3	11.8	11.5
Income tax expense	(8.4)	(4.2)	(4.2)
Income from continuing operations	14.9	7.6	7.3
Loss from discontinued operations and disposal, net of tax	—	(0.2)	0.2
Net income	$14.9	$7.4	$7.5
Other data:
Operating margin	11.2%	6.4%	4.8%
Diluted earnings per share – Continuing operations	$0.23	$0.12	$0.11
Total orders	186.0	231.7	(45.7)
Backlog	284.6	338.0	(53.4)
Depreciation and amortization	3.8	3.6	0.2
Net sales
Net sales increased by $21.4 million, or 11%, for the three months ended March 31, 2015 compared to the prior-year quarter. In the Environmental Solutions Group, street sweeper and vacuum truck sales increases of $10.4 million and $7.9 million, respectively, contributed to a $19.5 million improvement. Net sales within the Safety and Security Systems Group increased by $1.3 million, largely driven by higher sales into public safety markets globally, partially offset by unfavorable foreign currency effects. Further contributing to the increase was a $0.6 million improvement in net sales within the Fire Rescue Group.
Cost of sales
Cost of sales increased by $9.0 million, or 6%, for the three months ended March 31, 2015 compared to the prior-year quarter, largely due to increases of $10.0 million within the Environmental Solutions Group, principally associated with higher unit volumes, and $0.6 million within the Fire Rescue Group. These increases were offset by a $1.6 million cost of sales reduction in the Safety and Security Systems Group, largely due to favorable foreign currency effects.
Gross profit
For the three months ended March 31, 2015, gross profit increased by $12.4 million compared to the prior-year quarter. Gross margin for the three months ended March 31, 2015 was 26.7%, up from 23.4% in the prior-year period. The improvement in gross margin was primarily the result of increased volumes that leveraged production capacity, favorable product mix associated with higher sales to industrial customers, and productivity and facilities utilization improvements within the Environmental Solutions Group, together with steady gross margin improvement in the Safety and Security Systems Group, primarily attributable to improved operating efficiencies. Partially offsetting these improvements was the impact of unfavorable product mix within the Fire Rescue Group.

Selling, engineering, general and administrative expenses
Selling, engineering, general and administrative (“SEG&A”) expenses for the three months ended March 31, 2015 were $0.2 million higher than the prior-year quarter, largely due to an increase of $0.8 million within the Environmental Solutions Group, associated with higher employee compensation costs, including incentive and stock-based compensation expense. The Safety and Security Systems Group also reported a $0.4 million increase in SEG&A expenses, primarily due to higher engineering, incentive and stock-based compensation expenses. Offsetting these increases, was a $1.1 million reduction in SEG&A expenses within the Fire Rescue Group, primarily as a result of lower sales commission expense and favorable foreign currency effects.
Operating income
Operating income for the three months ended March 31, 2015 increased by $12.0 million, or 94%, compared to the prior-year quarter. The increase was primarily attributable to improved operating leverage and increased volumes within the Environmental Solutions Group, which drove improved gross margin, and improved performance within the Safety and Security Systems and Fire Rescue groups. Operating income for the three months ended March 31, 2014 also included a benefit of $0.2 million from prior restructuring actions.
Interest expense
Compared with the same period of the prior year, interest expense decreased by $0.4 million, or 40%, for the three months ended March 31, 2015, largely due to significant reductions in debt levels.
Other expense, net
Other expense, net totaled $0.9 million for the three months ended March 31, 2015, with the increase over the prior-year quarter largely driven by higher realized losses from foreign currency transactions.
Income tax expense
The Company recognized income tax expense of $8.4 million and $4.2 million for the three months ended March 31, 2015 and 2014, respectively. The Company’s effective tax rate was 36.1% and 35.6% for the three months ended March 31, 2015 and 2014, respectively.
Income from continuing operations
Income from continuing operations for the three months ended March 31, 2015 increased by $7.3 million, compared to the prior-year quarter, largely due to increased operating income and reduced interest expense, as further explained above, partially offset by increases in income tax expense and other expense, net.
Orders
Three months ended March 31, 2015 vs. three months ended March 31, 2014
Total orders decreased by $45.7 million, or 20%, for the three months ended March 31, 2015. The reduction was largely driven by a decrease of $29.5 million, or 57%, within the Fire Rescue Group, where orders from the Asia Pacific, European and U.S. industrial markets were down by $8.4 million, $7.3 million and $2.8 million, respectively, when compared to the same period of the prior year. Orders in the Fire Rescue Group can fluctuate significantly from quarter to quarter. The prior-year quarter included a number of large, multi-unit orders from the Asia Pacific and the U.S. that did not repeat in the current-year quarter. There has also been a concerted effort to reduce the intake of low-margin orders, which contributed to the lower European orders. Unfavorable foreign currency effects of $4.6 million also contributed to the lower order levels within the Fire Rescue Group. Orders in the Safety and Security Systems Group were down $8.3 million compared to the prior-year quarter, primarily due to the timing of large orders that were received in the first quarter of 2014. The Environmental Solutions Group’s orders in the three months ended March 31, 2015 were $7.9 million lower than the prior-year levels, and were impacted by decreased orders of vacuum trucks and sewer cleaners.
U.S. municipal and governmental orders declined by 20%, primarily due to a $10.9 million decrease within the Environmental Solutions Group, which included reductions in orders of sewer cleaners and street sweepers of $7.4 million and $3.7 million, respectively. Orders of sewer cleaners were softer in the current-year quarter, compared to the prior-year period, which included a relatively high influx of municipal sewer cleaner orders. Street sweeper orders were down due to fewer large fleet orders compared with the prior-year quarter. Further contributing to the decrease was a $5.2 million reduction in orders within the Safety and Security Systems Group, largely due to lower orders from our police markets.

U.S. industrial orders decreased 30%, largely driven by a $13.7 million reduction within the Environmental Solutions Group, which included a $14.1 million decrease in vacuum truck orders, and a $5.1 million reduction in the Fire Rescue Group. Vacuum truck orders were adversely impacted by the recent weakening in oil and gas markets, which directly reduced demand and appeared to indirectly affect demand in some other industrial markets.
Non-U.S. orders decreased by 10% and were largely impacted by a $24.4 million decrease within the Fire Rescue Group, associated with lower orders from the Asia Pacific and European markets and unfavorable foreign currency effects, partially offset by a $16.7 million increase within the Environmental Solutions Group, primarily due to improvements in sewer cleaner orders from Canada and in sewer cleaner and street sweeper orders from the Middle East.
Backlog
Backlog was $284.6 million at March 31, 2015 compared to $338.0 million at March 31, 2014. The decrease of $53.4 million, or 16%, was primarily due to a $43.4 million decrease in the Fire Rescue Group that was reflective of lower order intake during the first quarter of 2015, coupled with unfavorable foreign currency effects. The Environmental Solutions Group’s backlog decreased by $8.5 million, primarily due to lower orders in the first quarter of 2015.
Environmental Solutions
The following table summarizes the Environmental Solutions Group’s operating results as of and for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
($ in millions)	2015	2014	Change
Net sales	$140.2	$120.7	$19.5
Operating income	23.9	15.2	8.7
Operating data:
Operating margin	17.0%	12.6%	4.4%
Total orders	$106.3	$114.2	$(7.9)
Backlog	184.3	192.8	(8.5)
Depreciation and amortization	1.8	1.6	0.2
Three months ended March 31, 2015 vs. three months ended March 31, 2014
Total orders decreased by $7.9 million for the three months ended March 31, 2015. U.S. orders decreased $24.6 million, or 24%, largely due to decreases in orders for vacuum trucks, sewer cleaners and street sweepers of $14.1 million, $7.7 million and $1.7 million, respectively. Vacuum truck orders were adversely impacted by the recent weakening in oil and gas markets, which directly reduced demand and appeared to indirectly affect demand in some other industrial markets, and street sweeper orders from our municipal markets decreased largely due to fewer fleet orders when compared with the prior-year quarter. Orders of sewer cleaners were softer in the current-year quarter, compared to the prior-year period, which included a relatively high influx of municipal sewer cleaner orders. Partially offsetting these decreases were improved street sweeper orders from industrial markets, resulting from a concerted effort to expand into this market. Non-U.S. orders increased by $16.7 million, or 151%, for the three months ended March 31, 2015. Sewer cleaner orders from Canada improved by $10.8 million, and orders for sewer cleaners and street sweepers from the Middle East were also up by $3.3 million in the aggregate.
Net sales increased by $19.5 million, or 16%, for the three months ended March 31, 2015. U.S. sales increased $17.4 million, or 18%, primarily driven by increased shipments of street sweepers and vacuum trucks of $11.4 million and $7.0 million, respectively. Street sweeper and vacuum truck shipments exceeded prior-year levels, largely due to strong order intake in 2014 as a result of improved municipal demand for street sweepers coupled with increased production throughput and productivity improvements within our manufacturing facilities that have facilitated increased sales of hydro-excavator products. Non-U.S. sales increased $2.1 million, or 9%, primarily due to increased sales of sewer cleaners into Canada and street sweepers into the Middle East.
Cost of sales increased by $10.0 million for the three months ended March 31, 2015. Higher sales volumes drove a $13.3 million increase in costs, partially offset by favorable product mix effects of $3.3 million. Gross margin for the three months ended March 31, 2015 improved to 25.0% from 21.1% in the prior year largely due to favorable mix including higher sales to industrial customers, favorable pricing, as well as productivity and capacity improvements at our manufacturing facilities.
SEG&A expenses increased by $0.8 million for the three months ended March 31, 2015. The increase in SEG&A expenses largely resulted from higher employee compensation costs, including incentive and stock-based compensation expense.

Operating income increased by $8.7 million, or 57%, for the three months ended March 31, 2015. The increase in operating income was the result of higher gross profit of $9.5 million, primarily attributable to operating leverage and favorable product mix, partially offset by the $0.8 million increase in SEG&A expenses.
Backlog was $184.3 million at March 31, 2015 compared to $192.8 million at March 31, 2014. The decrease was largely due to a lower backlog for sewer cleaners and vacuum trucks, which declined by $29.6 million in the aggregate, primarily as a result of measures taken to increase production capacity to manage backlog and shorten lead times. This was partially offset by a higher street sweeper backlog, which increased by $20.0 million largely due to significant fleet orders in the prior year.
Safety and Security Systems
The following table summarizes the Safety and Security Systems Group’s operating results as of and for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
($ in millions)	2015	2014	Change
Net sales	$56.3	$55.0	$1.3
Operating income	6.6	4.3	2.3
Operating data:
Operating margin	11.7%	7.8%	3.9%
Total orders	$57.7	$66.0	$(8.3)
Backlog	37.3	38.8	(1.5)
Depreciation and amortization	1.1	1.1	—
Three months ended March 31, 2015 vs. three months ended March 31, 2014
Total orders decreased by $8.3 million, or 13%, for the three months ended March 31, 2015. U.S. orders decreased by $7.6 million, or 20%, and were impacted by the timing of large orders that were received in the first quarter of 2014. Orders from our police markets and outdoor warning systems markets decreased $4.0 million and $1.8 million, respectively, and orders of industrial products were also lower. Non-U.S. orders decreased by $0.7 million. This reduction was largely due to a $2.3 million decrease in orders for outdoor warning systems, primarily due to the receipt of a large order from the Middle East in the prior-year quarter, and a $2.1 million decline in orders for industrial products. Partially offsetting these decreases were improved international orders for integrated systems, which increased by $3.9 million, largely due to a significant Canadian order received in the first quarter of 2015.
Net sales increased by $1.3 million for the three months ended March 31, 2015. U.S. sales improved by $1.6 million and included increased sales of $0.9 million and $0.8 million into public safety and outdoor warning systems markets, respectively. Non-U.S. sales decreased by $0.3 million and were adversely impacted by a foreign currency impact of $2.2 million, coupled with a $1.1 million reduction in sales into international coal markets. Partially offsetting these decreases was a $3.7 million improvement in sales into international public safety markets, which included the delivery of a large European order in the first quarter of 2015.
Despite the $1.3 million improvement in net sales, cost of sales decreased by $1.6 million for the three months ended March 31, 2015. The decrease largely resulted from a $1.5 million favorable foreign currency impact. Gross margin for the three months ended March 31, 2015 improved to 35.5% from 31.1% in the prior year as a result of reductions in manufacturing, freight and product costs, moderate pricing gains realized in 2015 and favorable changes in fixed cost absorption and in the mix of products sold to customers.
SEG&A expenses increased by $0.4 million for the three months ended March 31, 2015 largely due to higher engineering expenses for new product development and increased incentive and stock-based compensation expenses.
Operating income increased $2.3 million, or 53%, for the three months ended March 31, 2015 largely due to a $2.9 million improvement in gross profit and a $0.2 million favorable adjustment to restructuring reserves in the prior-year quarter, partially offset by the $0.4 million increase in SEG&A expenses.
Backlog was $37.3 million at March 31, 2015 compared to $38.8 million at March 31, 2014. The decrease was primarily driven by the timing of large orders received in the prior-year quarter.

Fire Rescue
The following table summarizes the Fire Rescue Group’s operating results as of and for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
($ in millions)	2015	2014	Change
Net sales	$25.1	$24.5	$0.6
Operating income (loss)	0.3	(0.8)	1.1
Operating data:
Operating margin	1.2%	(3.3)%	4.5%
Total orders	$22.0	$51.5	$(29.5)
Backlog	63.0	106.4	(43.4)
Depreciation and amortization	0.8	0.8	—
Three months ended March 31, 2015 vs. three months ended March 31, 2014
Total orders decreased by $29.5 million, or 57%, for the three months ended March 31, 2015, largely due to reductions in orders of $8.4 million and $7.3 million from the Asia Pacific and Europe, respectively. Orders from U.S. industrial markets were $2.8 million lower than the prior-year period. Orders in the Fire Rescue Group can fluctuate significantly from quarter to quarter. The prior-year quarter included a number of large, multi-unit orders from the Asia Pacific and the U.S. that did not repeat in the current-year quarter. There has also been a concerted effort to reduce the intake of low-margin orders, which contributed to the lower European orders. Unfavorable foreign currency effects of $4.6 million also contributed to the lower order levels.
Net sales increased by $0.6 million for the three months ended March 31, 2015, primarily driven by a $4.5 million increase in sales into U.S. industrial markets, partially offset by unfavorable foreign currency effects of $3.9 million. Measured in local currency, non-U.S. sales were flat compared to the prior-year quarter.
Cost of sales increased by $0.6 million for the three months ended March 31, 2015. Costs associated with higher unit volumes were up $3.7 million and were partially offset by favorable foreign currency effects of $3.1 million. Gross margin for the three months ended March 31, 2015 was 16.7%, compared to 17.1% in the prior year, and was lower largely due to the effects of product mix.
SEG&A expenses decreased by $1.1 million for the three months ended March 31, 2015, primarily as a result of lower sales commission expense and favorable foreign currency effects.
Operating income of $0.3 million was generated in the three months ended March 31, 2015, compared to an operating loss of $0.8 million in the prior-year quarter. The improved operating income was primarily due to the $1.1 million reduction in SEG&A expenses.
Backlog was $63.0 million at March 31, 2015 compared to $106.4 million at March 31, 2014. The decrease of $43.4 million, or 41%, was primarily due to decreased order intake during the first quarter of 2015, coupled with an unfavorable foreign currency impact of $16.5 million. Backlog was down 25% compared to the prior-year quarter as measured in local currency.
Corporate Expenses
Corporate operating expenses of $6.0 million for the three months ended March 31, 2015 remained generally consistent compared to $5.9 million in the same period of the prior year, with slightly higher employee incentive compensation costs being the primary reason for the nominal increase in expenses.
Seasonality of Company’s Business
Certain of the Company’s businesses are susceptible to the influences of seasonal factors, including buying patterns, delivery patterns and productivity influences from holiday periods and weather. The Company tends to have lower sales in the first calendar quarter of each year compared to other quarters as a result of these factors.

Financial Condition, Liquidity and Capital Resources
The Company used its cash flow from operations to fund growth and to make capital investments that sustain its operations, reduce costs, or both. Beyond these uses, remaining cash flow is used to pay down debt, repurchase shares, fund dividend payments and make pension contributions, or it may increase cash balances. The Company may also choose to invest in the acquisition of businesses. We believe that the Company’s existing cash balances, cash flow from operations and borrowings available under our Senior Secured Credit Facility and other sources will provide funds sufficient for the Company’s operating needs, capital needs and financial commitments.
The Company’s cash and cash equivalents totaled $23.0 million and $30.4 million as of March 31, 2015 and December 31, 2014, respectively. As of March 31, 2015, $14.3 million of cash and cash equivalents was held by foreign subsidiaries. Cash and cash equivalents held by subsidiaries outside the U.S. typically are held in the currency of the country in which it is located. This cash is used to fund the operating activities of our foreign subsidiaries and for further investment in foreign operations. Generally, we consider such cash to be permanently reinvested in our foreign operations and our current plans do not demonstrate a need to repatriate such cash to fund U.S. operations. However, in the event that these funds were needed to fund U.S. operations or to satisfy U.S. obligations, they generally could be repatriated. The repatriation of these funds may then cause us to incur additional U.S. income tax expense, which would be dependent on income tax laws and other circumstances at the time any such amounts were repatriated.
Net cash of $3.4 million was provided by continuing operating activities in the three months ended March 31, 2015. In the prior-year quarter net cash of $7.0 million was used for continuing operating activities. The $10.4 million improvement in cash generated by continuing operating activities was largely the result of higher earnings. The first quarter is typically a period in which our businesses add working capital. Cash flow from continuing operating activities for the three months ended March 31, 2015 and 2014 also includes the effects of annual incentive compensation payments.
Net cash of $2.8 million was used for continuing investing activities in the three months ended March 31, 2015, attributable to capital expenditures. In the prior-year quarter, net cash of $2.8 million was provided by continuing investing activities, primarily due the receipt of $7.0 million from the escrow associated with the FSTech Group divestiture, offset by capital expenditures of $4.2 million.
Net cash of $7.0 million was used in continuing financing activities in the three months ended March 31, 2015, compared with $3.5 million in the prior year. In the three months ended March 31, 2015, the Company funded cash dividends of $3.8 million, repurchased $3.6 million of treasury stock, and also redeemed $2.6 million of stock in order to remit funds to tax authorities to satisfy employees’ minimum tax withholdings following the vesting of performance share units. These financing cash outflows were partially offset by a $3.0 million increased in short-term borrowings. In the prior-year period, the Company paid down a net $10.0 million on its revolving credit facility, which was offset by borrowings of $6.1 million on the Company's non-U.S. line of credit and $0.6 million of proceeds from stock option exercises.
The Company uses the ratio of total debt to adjusted EBITDA as one measure of its long-term financial stability. The ratio of debt to adjusted EBITDA is a non-GAAP measure that represents total debt divided by the trailing 12-month total of income from continuing operations before interest expense, debt settlement charges, other expense, income tax benefit or expense, and depreciation and amortization expense. The Company uses the ratio to calibrate the magnitude of its debt and its debt capacity against adjusted EBITDA, which is used as an operating performance measure. We believe that investors use a version of this ratio in a similar manner. In addition, financial institutions (including the Company’s lenders) use the ratio in connection with debt agreements to set pricing and covenant limitations. For these reasons, the Company believes that the ratio is a meaningful metric to investors in evaluating the Company’s long-term financial performance and stability. Other companies may use different methods to calculate total debt to EBITDA. The following table summarizes the Company’s ratio of total debt to adjusted EBITDA, and reconciles income from continuing operations to adjusted EBITDA as of and for the trailing 12-month periods ended March 31, 2015 and 2014:

	Trailing Twelve Months Ending March 31,
(in millions)	2015	2014
Total debt	$52.9	$88.1

Income from continuing operations	70.3	168.9
Add:
Interest expense	3.4	5.3
Other expense, net	2.4	0.3
Income tax expense (benefit)	28.5	(103.2)
Depreciation and amortization	15.2	14.4
Adjusted EBITDA	$119.8	$85.7

Total debt to adjusted EBITDA ratio	0.4	1.0
In 2013, the Company executed the Senior Secured Credit Facility comprised of a five-year fully funded term loan of $75.0 million and a five-year $150.0 million revolving credit facility. As of March 31, 2015, there was no cash drawn and $24.0 million of undrawn letters of credit under the $150.0 million revolving credit facility portion of the Senior Secured Credit Facility, with $126.0 million of net availability for borrowings.
As of March 31, 2015, there were $2.8 million borrowings against the Company’s non-U.S. lines of credit which provide for borrowings up to $11.1 million.
The Senior Secured Credit Facility requires the Company to comply with financial covenants related to the maintenance of a minimum fixed charge coverage ratio and maximum leverage ratio. The financial covenants are measured at each fiscal quarter-end. Restricted payments, including dividends, are permitted only if the pro forma leverage ratio after giving effect to such payment is less than 3.25x, pro forma compliance after giving effect to such payment is maintained for all other financial covenants and there are no existing defaults under the Senior Secured Credit Facility. The Company was in compliance with all of its debt covenants as of March 31, 2015.
The Company anticipates that capital expenditures for 2015 will be in the range of $15 million to $20 million.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
See Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of our Annual Report on Form 10-K for the year ended December 31, 2014. During the three months ended March 31, 2015, there have been no significant changes in our exposure to market risk.

Item 4.	Controls and Procedures.
As required by Rule 13a-15 under the Exchange Act, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of March 31, 2015. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2015. As a matter of practice, the Company’s management continues to review and document internal control and procedures for financial reporting. From time to time, the Company may make changes aimed at enhancing the effectiveness of the controls and ensuring that the systems evolve with the business. During the three months ended March 31, 2015, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
The information set forth under the heading “Legal Proceedings” in Note 6 – Commitments and Contingencies to the accompanying condensed consolidated financial statements as included in Part I of this Form 10-Q is incorporated herein by reference.
Item 1A. Risk Factors.
There have been no material changes in the Company’s risk factors as described in Item 1A, Risk Factors, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Restrictions upon the Payment of Dividends
Under the Senior Secured Credit Facility, dividends are permitted only if the following conditions are met:

•	No default or event of default shall exist or shall result from such dividend payment;

•
The leverage ratio (consolidated total indebtedness to consolidated EBITDA, as defined therein) of the Company and its subsidiaries shall be, for the trailing 12-month period ending on the date of distribution, less than 3.25; and

•	The Company is in compliance with the quarterly consolidated total leverage ratio and consolidated fixed charge coverage ratio, as defined therein.
The Company may declare dividends at current levels under the restricted payment guidelines set forth above.
Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (a) (b)
January 2015 (1/1/15 – 1/31/15)	—	$—	—	$79,740,102
February 2015 (2/1/15 – 2/28/15)	—	—	—	79,740,102
March 2015 (3/1/15 – 3/28/15)	233,637	15.2400	233,637	76,179,474

(a)	On April 22, 2014, the Board authorized a stock repurchase program of up to $15 million of the Company’s common stock.

(b)
On November 4, 2014, the Board authorized an additional stock repurchase program of up to $75 million of the Company’s common stock. This program supplements the April 2014 stock repurchase program, which remains in effect.

Item 3.	Defaults upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
Submission of Matters to a Vote of Security Holders
The Company held its 2015 Annual Meeting of Stockholders on April 28, 2015. As of the March 2, 2015 record date, there were 62,735,537 shares of the Company’s common stock issued and outstanding. The holders of 58,229,963 shares of common stock, representing 92.82% of the outstanding shares entitled to vote as of the record date, were represented at the meeting in person or by proxy. This amount represented a quorum. Set forth below are the final voting results for each of the four proposals submitted to a vote of the Company’s stockholders at the meeting. The proposals are described in detail in the Company’s 2015 Proxy Statement filed with the SEC on March 18, 2015 (the “2015 Proxy Statement”).

Proposal 1
The stockholders voted for the election of all eight director nominees. The voting results were as follows:

	For	Withhold Authority	Abstentions	Broker Non-votes
James E. Goodwin	48,347,809	4,719,458	---	5,162,696
Paul W. Jones	48,646,758	4,420,509	---	5,162,696
Bonnie C. Lind	52,926,934	140,333	---	5,162,696
Dennis J. Martin	52,900,403	166,864	---	5,162,696
Richard R. Mudge	52,924,015	143,252	---	5,162,696
William F. Owens	51,796,172	1,271,095	---	5,162,696
Brenda L. Reichelderfer	52,129,774	937,493	---	5,162,696
John L. Workman	52,921,332	145,935	---	5,162,696
Proposal 2
The stockholders, on an advisory basis, voted to approve the compensation of our named executive officers as disclosed in the 2015 Proxy Statement. The voting results were as follows:

For	Against	Abstentions	Broker Non-votes
51,967,692	972,242	127,333	5,162,696
In accordance with the stockholder vote at our 2011 Annual Meeting of Stockholders, our stockholders will be provided with an opportunity to provide advisory approval of the Company’s named executive officer compensation every year until the next required advisory vote on the frequency of such vote or until the Company’s Board of Directors elects to implement a different frequency for such advisory vote. We are required to hold an advisory vote on frequency at least once every six years.
Proposal 3
The stockholders voted to approve the Company’s 2015 Executive Incentive Compensation Plan (the “Plan”) as disclosed in the 2015 Proxy Statement, under the caption “Proposal 3 — Approval of the Federal Signal Corporation 2015 Executive Incentive Compensation Plan,” the description of which is incorporated herein by reference. The complete text of the Plan was attached as Appendix B to the 2015 Proxy Statement and is incorporated herein by reference.
The voting results were as follows:

For	Against	Abstentions	Broker Non-votes
46,881,696	3,662,457	2,523,114	5,162,696
Proposal 4
The stockholders voted to ratify the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for fiscal year 2015. The voting results were as follows:

For	Against	Abstentions
58,078,969	106,153	44,841
Other Events
First Quarter Financial Results Press Release
On April 30, 2015, the Company issued a press release announcing its financial results for the three months ended March 31, 2015. The full text of the first quarter financial results press release is attached hereto as Exhibit 99.1 to this Form 10-Q.

Item 6.	Exhibits.

3.1	Restated Certificate of Incorporation of the Company. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed April 30, 2010.

3.2	Amended and Restated By-laws of the Company. Incorporated by reference to Exhibit 3.2 to the Company’s Form 10-Q for the quarter ended September 30, 2014.

10.1 *	Form of Nonqualified Stock Option Award Agreement – U.S.

10.2 *	Form of Nonqualified Stock Option Award Agreement – Non-U.S.

10.3 *	Form of Performance Share Unit Award Agreement – U.S.

10.4 *	Form of Performance Share Unit Award Agreement – Non-U.S.

10.5 *	Federal Signal Corporation 2015 Executive Incentive Compensation Plan. Incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement filed on Schedule 14A filed March 18, 2015.

31.1	CEO Certification under Section 302 of the Sarbanes-Oxley Act.

31.2	CFO Certification under Section 302 of the Sarbanes-Oxley Act.

32.1	CEO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act.

32.2	CFO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act.

99.1	First Quarter Financial Results Press Release Dated April 30, 2015.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(a)(3) of Form 10-K.

SIGNATURE
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Signal Corporation

Date:	April 30, 2015	/s/ Brian S. Cooper
Brian S. Cooper
Senior Vice President and Chief Financial Officer (Principal Financial Officer)