Form 10-Q
period 2015-06-30
FEDERAL SIGNAL CORP /DE/
filed 2015-07-28
CIK 277509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of June 30, 2015, the number of shares outstanding of the registrant’s common stock was 62,502,981.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).
FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2015	2014	2015	2014
Net sales	$230.8	$234.6	$452.4	$434.8
Cost of sales	165.1	175.7	327.5	329.1
Gross profit	65.7	58.9	124.9	105.7
Selling, engineering, general and administrative expenses	36.1	34.9	70.5	69.1
Restructuring	0.4	0.1	0.4	(0.1)
Operating income	29.2	23.9	54.0	36.7
Interest expense	0.6	0.9	1.2	1.9
Other expense, net	0.1	0.3	1.0	0.3
Income before income taxes	28.5	22.7	51.8	34.5
Income tax expense	(10.2)	(5.7)	(18.6)	(9.9)
Income from continuing operations	18.3	17.0	33.2	24.6
Gain (loss) from discontinued operations and disposal, net of tax	—	0.1	—	(0.1)
Net income	$18.3	$17.1	$33.2	$24.5
Basic earnings per share:
Earnings from continuing operations	$0.29	$0.27	$0.53	$0.39
Gain (loss) from discontinued operations and disposal, net of tax	—	—	—	—
Net earnings per share	$0.29	$0.27	$0.53	$0.39
Diluted earnings per share:
Earnings from continuing operations	$0.29	$0.27	$0.52	$0.39
Gain (loss) from discontinued operations and disposal, net of tax	—	—	—	—
Net earnings per share	$0.29	$0.27	$0.52	$0.39
Weighted average common shares outstanding:
Basic	62.6	62.8	62.5	62.8
Diluted	63.6	63.8	63.5	63.8
Cash dividends declared per common share	$0.06	$0.03	$0.12	$0.03
See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2015	2014	2015	2014
Net income	$18.3	$17.1	$33.2	$24.5
Other comprehensive income (loss):
Change in foreign currency translation adjustment	4.6	0.4	(7.3)	0.4
Change in unrecognized net actuarial losses related to pension benefit plans, net of income tax expense of $0.4, $0.4, $1.3 and $0.8, respectively	0.3	0.6	2.2	1.4
Unrealized net loss on derivatives, net of income tax benefit of $0.0, $(0.1), $0.0 and $(0.1), respectively	—	(0.2)	—	(0.2)
Total other comprehensive income (loss)	4.9	0.8	(5.1)	1.6
Comprehensive income	$23.2	$17.9	$28.1	$26.1
See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
(in millions, except per share data)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$35.9	$30.4
Accounts receivable, net of allowances for doubtful accounts of $1.6 and $1.3, respectively	119.8	107.6
Inventories	120.1	121.0
Prepaid expenses	10.7	8.8
Deferred tax assets	12.3	18.8
Other current assets	7.2	2.8
Current assets of discontinued operations	0.7	1.1
Total current assets	306.7	290.5
Properties and equipment, net of accumulated depreciation of $128.9 and $124.6, respectively	68.2	69.5
Goodwill	262.4	266.3
Deferred tax assets	16.7	25.3
Deferred charges and other assets	3.7	4.0
Long-term assets of discontinued operations	3.0	3.1
Total assets	$660.7	$658.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term borrowings and capital lease obligations	$6.2	$6.2
Accounts payable	49.4	50.7
Customer deposits	11.6	12.1
Deferred revenue	7.8	2.9
Accrued liabilities:
Compensation and withholding taxes	22.2	28.2
Other current liabilities	33.0	37.3
Current liabilities of discontinued operations	1.6	1.7
Total current liabilities	131.8	139.1
Long-term borrowings and capital lease obligations	42.4	44.0
Long-term pension and other postretirement benefit liabilities	58.4	63.5
Deferred gain	13.6	14.6
Other long-term liabilities	21.6	20.9
Long-term liabilities of discontinued operations	4.9	5.0
Total liabilities	272.7	287.1
Stockholders’ equity:
Common stock, $1 par value per share, 90.0 shares authorized, 64.7 and 64.2 shares issued, respectively	64.7	64.2
Capital in excess of par value	190.2	187.0
Retained earnings	252.7	227.0
Treasury stock, at cost, 2.2 and 1.7 shares, respectively	(35.0)	(27.1)
Accumulated other comprehensive loss	(84.6)	(79.5)
Total stockholders’ equity	388.0	371.6
Total liabilities and stockholders’ equity	$660.7	$658.7
See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
(in millions)	2015	2014
Operating activities:
Net income	$33.2	$24.5
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations and disposal	—	0.1
Depreciation and amortization	7.7	7.3
Deferred financing costs	0.2	0.2
Deferred gain	(1.0)	(1.0)
Stock-based compensation expense	3.1	2.8
Excess tax benefit from stock-based compensation	(0.3)	—
Pension expense, net of funding	(2.2)	(2.4)
Provision for doubtful accounts	0.5	0.1
Deferred income taxes	14.6	12.0
Changes in operating assets and liabilities, net of effects of discontinued operations	(28.3)	(19.9)
Net cash provided by continuing operating activities	27.5	23.7
Net cash used for discontinued operating activities	(0.1)	(0.3)
Net cash provided by operating activities	27.4	23.4
Investing activities:
Purchases of properties and equipment	(5.6)	(9.4)
Proceeds from sales of properties and equipment	0.1	0.1
Proceeds from sale of FSTech Group	—	7.0
Net cash used for continuing investing activities	(5.5)	(2.3)
Financing activities:
Decrease in revolving lines of credit, net	—	(20.0)
Increase in short-term borrowings, net	—	5.0
Payments on long-term borrowings	(1.4)	(1.4)
Purchases of treasury stock	(5.0)	(3.3)
Redemptions of common stock to satisfy withholding taxes related to stock-based compensation	(2.9)	—
Cash dividends paid to stockholders	(7.5)	(1.9)
Proceeds from stock-based compensation activity	0.4	1.1
Excess tax benefit from stock-based compensation	0.3	—
Other, net	(0.3)	(0.4)
Net cash used for continuing financing activities	(16.4)	(20.9)
Effects of foreign exchange rate changes on cash and cash equivalents	—	0.2
Increase in cash and cash equivalents	5.5	0.4
Cash and cash equivalents at beginning of period	30.4	23.8
Cash and cash equivalents at end of period	$35.9	$24.2
See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(in millions)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2015	$64.2	$187.0	$227.0	$(27.1)	$(79.5)	$371.6
Net income			33.2			33.2
Total other comprehensive loss					(5.1)	(5.1)
Cash dividends declared			(7.5)			(7.5)
Stock-based payments:
Stock-based compensation		2.7				2.7
Stock option exercises and other		1.0				1.0
Performance share unit transactions	0.5	(0.5)		(2.9)		(2.9)
Stock repurchase program				(5.0)		(5.0)
Balance at June 30, 2015	$64.7	$190.2	$252.7	$(35.0)	$(84.6)	$388.0

(in millions)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2014	$63.8	$177.0	$168.9	$(16.8)	$(41.9)	$351.0
Net income			24.5			24.5
Total other comprehensive income					1.6	1.6
Cash dividends declared			(1.9)			(1.9)
Stock-based payments:
Stock-based compensation		2.2				2.2
Stock option exercises and other	0.2	1.2				1.4
Stock repurchase program				$(3.3)		$(3.3)
Balance at June 30, 2014	$64.0	$180.4	$191.5	$(20.1)	$(40.3)	$375.5

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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. The FASB decided to allow either a “full retrospective” adoption, in which the standard is applied to all periods presented in the financial statements, or a “modified retrospective” adoption, in which the guidance is applied retrospectively only to the most current

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

period presented in the financial statements, with the cumulative effect of initially applying the new standard being recognized as an adjustment to the opening balance of retained earnings. As originally proposed, this guidance was effective for annual reporting periods beginning on or after December 15, 2016, including interim periods within that reporting period, and early adoption was not permitted. In July 2015, the FASB voted to approve a one-year deferral of the effective date, to annual reporting periods beginning on or after December 15, 2017, including interim periods within that reporting period. The final ASU also allows companies to adopt the guidance early, but no earlier than the original effective date. The Company is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs be presented in the balance sheets as a direct deduction from the carrying amount of the related debt liability. The new requirement is effective for fiscal years beginning on or after December 15, 2015, and for interim periods within those fiscal years. Retrospective presentation is required for all comparable periods presented. The Company does not believe that the adoption of this guidance will have a material impact on its consolidated financial statements.
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
NOTE 2 – INVENTORIES
The following table summarizes the components of inventories:

(in millions)	June 30, 2015	December 31, 2014
Raw materials	$46.6	$53.1
Work in progress	24.2	23.7
Finished goods	49.3	44.2
Total inventories	$120.1	$121.0
NOTE 3 – DEBT
The following table summarizes the components of Long-term borrowings and capital lease obligations:

(in millions)	June 30, 2015	December 31, 2014
Senior Secured Credit Facility:
Revolving credit facility	$—	$—
Term loan	47.7	49.2
Capital lease obligations	0.9	1.0
Total long-term borrowings and capital lease obligations, including current portion	48.6	50.2
Less: Current maturities	5.8	5.8
Less: Current capital lease obligations	0.4	0.4
Total long-term borrowings and capital lease obligations, net	$42.4	$44.0
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
The following table summarizes the carrying amounts and fair values of the Company’s financial instruments:

	June 30, 2015		December 31, 2014
(in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value
Long-term borrowings (a)	$48.6	$48.6	$50.2	$50.2

(a)
Long-term borrowings includes current portions of long-term debt and current portions of capital lease obligations of $6.2 million and $6.2 million as of June 30, 2015 and December 31, 2014, respectively.

In March 2013, the Company executed a $225.0 million senior secured credit facility (the “Senior Secured Credit Facility”) comprised of a five-year fully funded term loan of $75.0 million and a five-year $150.0 million revolving credit facility. As of June 30, 2015, there was no cash drawn and $24.0 million of undrawn letters of credit under the $150.0 million revolving credit facility portion of the Senior Secured Credit Facility, with $126.0 million of net availability for borrowings.
For the six months ended June 30, 2015, there were no gross borrowings or gross payments under the Company’s domestic revolving credit facility. For the six months ended June 30, 2014, gross borrowings and gross payments under the Company’s domestic revolving credit facility were $6.5 million and $26.5 million, respectively.
As of June 30, 2015, there were no borrowings against the Company’s non-U.S. lines of credit which provide for borrowings of up to $10.2 million.
The Senior Secured Credit Facility requires the Company to comply with financial covenants related to the maintenance of a minimum fixed charge coverage ratio and maximum leverage ratio. The financial covenants are measured at each fiscal quarter-end. Restricted payments, including dividends, are permitted only if the pro-forma leverage ratio after giving effect to such payment is less than 3.25x, pro-forma compliance after giving effect to such payment is maintained for all other financial covenants and there are no existing defaults under the Senior Secured Credit Facility. The Company was in compliance with all of its debt covenants as of June 30, 2015.
NOTE 4 – INCOME TAXES
The Company recognized income tax expense of $10.2 million and $5.7 million for the three months ended June 30, 2015 and 2014, respectively. The increase in tax expense in the current-year quarter is largely due to higher pre-tax income levels. The prior-year quarter also included a tax benefit of $1.5 million associated with a reduction in unrecognized tax benefits, primarily related to the completion of an IRS audit. These factors contributed to the effective tax rate increasing from 25.1% in the prior-year quarter to 35.8% for the three months ended June 30, 2015.
For the six months ended June 30, 2015 and 2014, the Company recognized income tax expense of $18.6 million and $9.9 million, respectively. The effective tax rate was 35.9% and 28.7% for the six months ended June 30, 2015 and 2014, respectively. The increase in tax expense and the effective tax rate in the six months ended June 30, 2015 was due to higher pre-tax income levels and the absence of the aforementioned $1.5 million tax benefit.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

NOTE 5 – PENSIONS
The following table summarizes the components of net postretirement pension expense:

	U.S. Benefit Plan				Non-U.S. Benefit Plans
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2015	2014	2015	2014	2015	2014	2015	2014
Service cost	$—	$—	—	—	$0.1	$0.1	$0.2	$0.2
Interest cost	1.9	1.9	3.8	3.9	0.5	0.6	1.0	1.3
Amortization of actuarial loss	1.8	1.3	3.4	2.5	0.2	0.1	0.4	0.2
Expected return on plan assets	(2.6)	(2.2)	(5.1)	(4.5)	(0.7)	(0.9)	(1.4)	(1.8)
Net postretirement pension expense	$1.1	$1.0	2.1	1.9	$0.1	$(0.1)	$0.2	$(0.1)
During the six months ended June 30, 2015 and 2014, the Company contributed $3.3 million and $3.5 million to its U.S. defined benefit plan, respectively, and $1.2 million and $0.7 million to its non-U.S. defined benefit plans, respectively.
For the year ended December 31, 2015, the Company expects to contribute up to $7.0 million to the U.S. benefit plan and up to $1.2 million to the non-U.S. benefit plans.
During the six months ended June 30, 2015, the Company repurchased all of the remaining shares of its common stock from its U.S benefit plan for a total cost of $3.6 million. The repurchases were made under the stock repurchase program discussed further in Note 9 – Stockholders’ Equity. At December 31, 2014, total assets of the U.S. benefit plan included 0.2 million of the Company’s common stock shares, valued at $3.6 million. The value of the shares was determined using quoted market prices (Level 1 input).
NOTE 6 – COMMITMENTS AND CONTINGENCIES
Guarantees
The Company provides indemnifications and other guarantees in the ordinary course of business, the terms of which range in duration and often are not explicitly defined. Specifically, the Company is occasionally required to provide letters of credit and bid and performance bonds to various customers, principally to act as security for retention levels related to casualty insurance policies and to guarantee the performance of subsidiaries that engage in export and domestic transactions. At June 30, 2015, the Company had outstanding performance and financial standby letters of credit, as well as outstanding bid and performance bonds, in the aggregate amount of $35.0 million. If any such letters of credit or bonds are called, the Company would be obligated to reimburse the issuer of the letter of credit or bond. The Company believes the likelihood of any currently outstanding letter of credit or bond being called is remote.
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

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

The following table summarizes the changes in the Company’s warranty liabilities:

(in millions)	2015	2014
Balance at January 1	$9.1	$8.4
Provisions to expense	3.6	3.5
Payments	(3.8)	(3.5)
Balance at June 30	$8.9	$8.4
Environmental Liabilities
Reserves of $1.2 million and $1.3 million related to the environmental remediation of the Pearland, Texas facility are included in liabilities of discontinued operations on the Condensed Consolidated Balance Sheets at June 30, 2015 and December 31, 2014, respectively. The facility was previously used by the Company’s discontinued Pauluhn business and manufactured marine, offshore and industrial lighting products. The Company sold the facility in May 2012 and while the Company has not finalized its plans, it is probable that the site will require remediation. The recorded reserves are based on an undiscounted estimate of the range of costs to remediate the site, depending upon the remediation approach and other factors. The Company’s estimate may change in the near-term as more information becomes available; however, the costs are not expected to have a material adverse effect on the Company’s results of operations, financial position or cash flow.
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
On June 25, 2014, a unanimous three-judge panel of the First District Illinois Appellate Court issued its opinion reversing the class certification order of the trial court. Specifically, the Appellate Court determined that the trial court’s ruling failed to satisfy the class-action requirements that the common issues of the firefighters’ claims predominate over the individual issues and that there is an adequate representative for the class. During a status hearing on October 8, 2014, plaintiffs represented to the Court that they would again seek to certify a class of firefighters on the issue of whether the Company’s sirens were defective and unreasonably dangerous. On January 12, 2015, plaintiffs filed motions to amend their complaints to add class action allegations with respect to Chicago firefighter plaintiffs as well as the approximately 1,800 firefighter plaintiffs from locations outside of Chicago. On March 11, 2015, the trial court granted plaintiffs’ motions to amend their complaints. Plaintiffs have indicated that they will now file motions to certify classes in these cases. On April 24, 2015, the cases were transferred to Cook County chancery court, which will decide all class certification issues. The Company intends to continue its objections to any attempt at certification. The Company also has filed motions to dismiss cases involving firefighters located outside of Cook County based on improper venue. The next status hearing on these matters will be on August 25, 2015, at which time the Court may set discovery and briefing schedules on the venue and class certification motions.
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
During April through July 2013, additional cases were filed in Allegheny County, Pennsylvania. These cases involve 247 plaintiff firefighters from Pittsburgh and various defendants, including the Company. After the Company filed pretrial motions, the Court dismissed claims of 41 Pittsburgh firefighter plaintiffs. An initial trial involving eight Pittsburgh firefighters has been scheduled for January 2016. During March 2014, an action also was brought in the Court of Common Pleas of Erie County, Pennsylvania on behalf of 61 firefighters. This case likewise involves various defendants in addition to the Company. After the Company filed pretrial motions, 32 Erie County firefighter plaintiffs voluntarily dismissed their claims. On September 17, 2014, 20 lawsuits, involving a total of 193 Buffalo Fire Department firefighters, were filed in the Supreme Court of the State of New York, Erie County. Several product manufacturers, including the Company, have been named as defendants in these cases. All of the cases filed in Erie County, New York have been removed to federal court in the Western District of New York. During February 2015, a lawsuit involving one New York City firefighter plaintiff was filed in the Supreme Court of the State of New York, New York County. Plaintiff named the Company as well as several other parties as defendants. That case has been removed to federal court in the Southern District of New York. The Company also is aware that a lawsuit involving eight New York City firefighters was filed in New York County, New York, on April 24, 2015 and that a lawsuit involving 34 New Jersey firefighters was filed in Union County, New Jersey state court on May 4, 2015. The Company has not yet been served in those two cases.
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
The Company’s ongoing negotiations with its insurer, CNA, over insurance coverage on these claims have resulted in reimbursements of a portion of the Company’s defense costs. These reimbursements are recorded as a reduction of corporate operating expenses. For the six months ended June 30, 2015 and 2014, the Company recorded $0.1 million and $0.1 million of reimbursements from CNA related to legal costs, respectively.
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
As of June 30, 2015, the Company has not accrued any liability within its consolidated financial statements for this lawsuit. In evaluating whether a charge to record a reserve was necessary, the Company analyzed all of the available information, including the legal reasoning applied by the judge of the trial court in reaching its decision. Based on the Company’s analysis, and consultations with external counsel, the Company has assessed the likelihood of a successful appeal to be more likely than not and therefore does not believe that a probable loss has been incurred. In the event that the Company’s appeal of the initial judgment is unsuccessful or not fully successful, the Company would expect to record a charge that could range from zero to approximately $5 million. This range includes the amount of the adverse judgment, as well as estimated interest that will continue to accrue throughout the appeal process.
NOTE 7 – EARNINGS PER SHARE
The Company computes earnings per share (“EPS”) in accordance with ASC 260, Earnings per Share, which requires that non-vested restricted stock containing non-forfeitable dividend rights should be treated as participating securities pursuant to the two-class method. Under the two-class method, net income is reduced by the amount of dividends declared in the period for common stock and participating securities. The remaining undistributed earnings are then allocated to common stock and participating securities as if all of the net income for the period had been distributed. The amounts of distributed and undistributed earnings allocated to participating securities for the three and six months ended June 30, 2015 and 2014 were insignificant and did not materially impact the calculation of basic or diluted EPS.
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
For the three and six months ended June 30, 2015 and 2014, options to purchase 0.8 million and 0.5 million shares of the Company’s common stock, respectively, had an anti-dilutive effect on EPS, and accordingly, are excluded from the calculation of diluted EPS.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

The following table reconciles Net income to basic and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2015	2014	2015	2014
Income from continuing operations	$18.3	$17.0	$33.2	$24.6
Gain (loss) from discontinued operations and disposal, net of tax	—	0.1	—	(0.1)
Net income	$18.3	$17.1	$33.2	$24.5
Weighted average shares outstanding – Basic	62.6	62.8	62.5	62.8
Dilutive effect of common stock equivalents	1.0	1.0	1.0	1.0
Weighted average shares outstanding – Diluted	$63.6	$63.8	$63.5	$63.8
Basic earnings per share:
Earnings from continuing operations	$0.29	$0.27	$0.53	$0.39
Gain (loss) from discontinued operations and disposal, net of tax	—	—	—	—
Net earnings per share	$0.29	$0.27	$0.53	$0.39
Diluted earnings per share:
Earnings from continuing operations	$0.29	$0.27	$0.52	$0.39
Gain (loss) from discontinued operations and disposal, net of tax	—	—	—	—
Net earnings per share	$0.29	$0.27	$0.52	$0.39
NOTE 8 – STOCK-BASED COMPENSATION
On December 31, 2014, performance share units (“PSUs”) granted in 2012 became fully vested. The EPS threshold associated with these awards was achieved at the maximum level, and 200% of the target shares were earned. In addition, in the three months ended June 30, 2015, restricted stock awards granted in 2012 became fully vested. These vested performance share units and restricted stock awards were net share settled. In connection with the issuance of the shares underlying the PSUs during the six months ended June 30, 2015, and with the vesting of restricted stock, the Company transferred 0.2 million shares into Treasury Stock, based upon the Company’s closing stock price on the vesting date, to satisfy the employees’ minimum statutory withholding obligation for applicable income and other employment taxes. The Company then remitted the equivalent cash value to the appropriate taxing authorities.
Total payments for the employees’ tax obligations to the relevant taxing authorities were $2.9 million for the six months ended June 30, 2015, and are reflected as a financing activity within the Condensed Consolidated Statements of Cash Flows.
NOTE 9 – STOCKHOLDERS’ EQUITY
Dividends
On February 20, 2015, the Company’s Board of Directors (the “Board”) declared a quarterly cash dividend of $0.06 per common share. The dividend totaled $3.8 million and was distributed on March 27, 2015 to holders of record at the close of business on March 9, 2015.
On April 28, 2015, the Board declared a quarterly cash dividend of $0.06 per common share. The dividend totaled $3.7 million and was distributed on June 9, 2015 to holders of record at the close of business on May 19, 2015.
On July 16, 2015, the Board declared a quarterly cash dividend of $0.06 per common share payable on August 27, 2015 to holders of record at the close of business on August 6, 2015.
Stock Repurchase Program
In April 2014, the Board authorized a stock repurchase program (the “April 2014 program”) of up to $15.0 million of the Company’s common stock. The April 2014 program was intended primarily to facilitate a reduction in the investment in Company stock within the Company’s U.S. defined benefit pension plan portfolio and to reduce dilution resulting from issuances of stock under the Company’s employee equity incentive programs.

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
During the three and six months ended June 30, 2015, the Company repurchased 96,725 and 330,362 shares for a total of $1.4 million and $5.0 million, respectively, under the authorized stock repurchase programs. As cumulative stock repurchases under the April 2014 program, including those made in the three months ended June 30, 2015, totaled $15.0 million as of June 30, 2015, the April 2014 program is considered to be completed as of June 30, 2015 and no additional stock repurchases will be made under that program.
Under its stock repurchase programs, the Company is authorized to repurchase, from time to time, shares of its outstanding common stock in the open market or through privately negotiated transactions. Stock repurchases by the Company are subject to market conditions and other factors and may be commenced, suspended or discontinued at any time.
Accumulated Other Comprehensive Loss
The following tables summarize the changes in each component of Accumulated other comprehensive loss, net of tax:

(in millions) (a)	Actuarial Losses (b)	Foreign Currency Translation	Unrealized Gain (Loss) on Derivatives	Total
Balance at April 1, 2015	(77.9)	(11.7)	0.1	(89.5)
Other comprehensive income (loss) before reclassifications	(1.0)	4.6	—	3.6
Amounts reclassified from accumulated other comprehensive loss	1.3	—	—	1.3
Net current-period other comprehensive income	0.3	4.6	—	4.9
Balance at June 30, 2015	(77.6)	(7.1)	0.1	(84.6)

Balance at April 1, 2014	(57.3)	16.0	0.2	(41.1)
Other comprehensive income (loss) before reclassifications	(0.2)	0.3	(0.2)	(0.1)
Amounts reclassified from accumulated other comprehensive loss	0.8	0.1	—	0.9
Net current-period other comprehensive income (loss)	0.6	0.4	(0.2)	0.8
Balance at June 30, 2014	(56.7)	16.4	—	(40.3)

(in millions) (a)	Actuarial Losses (b)	Foreign Currency Translation	Unrealized Gain (Loss) on Derivatives	Total
Balance at January 1, 2015	$(79.8)	$0.2	$0.1	$(79.5)
Other comprehensive loss before reclassifications	(0.2)	(7.3)	—	(7.5)
Amounts reclassified from accumulated other comprehensive loss	2.4	—	—	2.4
Net current-period other comprehensive income (loss)	2.2	(7.3)	—	(5.1)
Balance at June 30, 2015	$(77.6)	$(7.1)	$0.1	$(84.6)

Balance at January 1, 2014	$(58.1)	$16.0	$0.2	$(41.9)
Other comprehensive income (loss) before reclassifications	(0.3)	0.2	(0.2)	(0.3)
Amounts reclassified from accumulated other comprehensive loss	1.7	0.2	—	1.9
Net current-period other comprehensive income (loss)	1.4	0.4	(0.2)	1.6
Balance at June 30, 2014	$(56.7)	$16.4	$—	$(40.3)

(a)	Amounts in parenthesis indicate debits.

(b)
Actuarial losses increased significantly during the fourth quarter of 2014 based on an updated actuarial valuation of the Company’s defined-benefit pension obligations. Largely as a result of a lower discount rate and improved mortality assumptions, the Company’s long-term pension liabilities increased, which contributed to a corresponding increase in actuarial losses.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

The following table summarizes the amount of actuarial losses reclassified from Accumulated other comprehensive loss, net of tax, in the three months ended June 30, 2015 and 2014 and the affected line item in the Condensed Consolidated Statements of Operations:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in Condensed Consolidated Statements of Operations
	2015	2014
	(in millions) (a)
Amortization of actuarial losses of defined benefit pension plans	$(2.0)	$(1.4)	(b)
Total before tax	(2.0)	(1.4)
Income tax benefit	0.7	0.6	Income tax expense
Total reclassifications for the period, net of tax	$(1.3)	$(0.8)
The following table summarizes the amount of actuarial losses reclassified from Accumulated other comprehensive loss, net of tax, in the six months ended June 30, 2015 and 2014 and the affected line item in the Condensed Consolidated Statements of Operations:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in Condensed Consolidated Statements of Operations
	2015	2014
	(in millions) (a)
Amortization of actuarial losses of defined benefit pension plans	$(3.8)	$(2.7)	(b)
Total before tax	(3.8)	(2.7)
Income tax benefit	1.4	1.0	Income tax expense
Total reclassifications for the period, net of tax	$(2.4)	$(1.7)

(a)	Amount in parenthesis indicate debits to profit/loss.

(b)
The actuarial loss components of Accumulated other comprehensive loss are included in the computation of net periodic pension cost for the three and six months ended June 30, 2015 and 2014, as disclosed in Note 5 – Pensions.

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
The following tables summarize the Company’s continuing operations by segment, including net sales, operating income (loss), and total assets:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2015	2014	2015	2014
Net sales:
Environmental Solutions	$146.6	$139.2	$286.8	$259.9
Safety and Security Systems	58.8	61.3	115.1	116.3
Fire Rescue	25.4	34.1	50.5	58.6
Total net sales	$230.8	$234.6	$452.4	$434.8
Operating income (loss):
Environmental Solutions	$29.2	$23.1	$53.1	$38.3
Safety and Security Systems	7.3	7.5	13.9	11.8
Fire Rescue	0.0	(0.3)	0.3	(1.1)
Corporate and eliminations	(7.3)	(6.4)	(13.3)	(12.3)
Total operating income	29.2	23.9	54.0	36.7
Interest expense	0.6	0.9	1.2	1.9
Other expense, net	0.1	0.3	1.0	0.3
Income before income taxes	$28.5	$22.7	$51.8	$34.5

(in millions)	As of June 30, 2015	As of December 31, 2014
Total assets:
Environmental Solutions	$271.9	$254.2
Safety and Security Systems	202.7	208.3
Fire Rescue	122.0	124.0
Corporate and eliminations	60.4	68.0
Total assets of continuing operations	657.0	654.5
Total assets of discontinued operations	3.7	4.2
Total assets	$660.7	$658.7
NOTE 11 – DISCONTINUED OPERATIONS
There were no new discontinued operations in 2014 or in the six months ended June 30, 2015.
The Company retains certain liabilities for operations discontinued in prior years, primarily for environmental remediation and product liability. Included in liabilities of discontinued operations at June 30, 2015 and December 31, 2014 was $1.2 million and $1.3 million, respectively, related to environmental remediation at the Pearland, Texas facility, previously used by the Company’s discontinued Pauluhn business, and $3.0 million and $3.0 million, respectively, relating to estimated product liability obligations of the discontinued North American refuse truck body business.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

In connection with the 2012 sale of the former Federal Signal Technologies Group (“FSTech”), $22.0 million was placed into escrow as security for indemnification obligations provided by the Company pursuant to the sale agreement. A significant portion of the escrow identified for general indemnification obligations was held for a period of 18 months following the sale date with the remaining general escrow funds to be held for 36 months following the sale date. In the first quarter of 2014, the Company received $7.0 million from the escrow identified for general indemnification obligations.
If and when any additional amounts are received from the remaining general escrow funds, which totaled $4.0 million at June 30, 2015, the Company may recognize an adjustment to Gain (loss) from discontinued operations and disposal, net of tax within its Condensed Consolidated Statement of Operations.

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
Net sales decreased by $3.8 million, or 2%, in the three months ended June 30, 2015 as compared to the respective prior-year quarter. Net sales in the current-year quarter were impacted by adverse foreign currency translation effects of $7.8 million. Our Environmental Solutions Group reported a net sales increase of $7.4 million, or 5%, primarily due to higher shipments of street sweepers. This improvement was offset by net sales decreases of $8.7 million and $2.5 million in our Fire Rescue and Safety and Security Systems groups, respectively, which included the aforementioned currency impacts.
Despite an unfavorable foreign currency translation impact of $13.8 million, net sales for the six months ended June 30, 2015 increased by $17.6 million, or 4%, compared to the same period of the prior year. The increase was largely driven by higher shipments of street sweepers and vacuum trucks in our Environmental Solutions Group, where net sales increased by $26.9 million, or 10%. This improvement was offset by reductions in net sales in our Fire Rescue and Safety and Security Systems groups of $8.1 million and $1.2 million, respectively, which were due in large part to unfavorable foreign currency translation effects.
Operating income increased by $5.3 million, or 22%, to $29.2 million in the three months ended June 30, 2015 as compared to the respective prior-year quarter. This translated to an improved consolidated operating margin of 12.7%, compared to 10.2% in the prior year. For the six months ended June 30, 2015, operating income increased by 47.1%, to $54.0 million, reflecting a consolidated operating margin of 11.9% compared to 8.4% in the prior-year period. The increases in both periods were primarily attributable to improved operating leverage and increased volumes within our Environmental Solutions Group, which drove improved gross margin. While foreign currency translation has adversely impacted consolidated net sales in 2015, the impact on operating income has not been significant, reducing consolidated operating income by less than 2% in each of the current-year periods. Operating income in each of the current-year periods also includes $0.4 million of restructuring expenses associated with a voluntary reduction-in-force that was designed to reduce ongoing operating costs at our U.K. coal-mining business.
Income before income taxes increased by $5.8 million, or 26%, to $28.5 million for the three months ended June 30, 2015 as compared to the respective prior-year quarter. The increase was driven by the improvement in operating income, as well as a $0.3 million reduction in interest expense resulting from lower debt levels, and a $0.2 million decrease in other expense, net. For the six months ended June 30, 2015, income before income taxes was $51.8 million, representing a $17.3 million, or 50.1%, improvement compared to the respective prior-year period. The increase was primarily driven by a $17.3 million improvement in operating income, and a $0.7 million reduction in interest expense, partially offset by a $0.7 million increase in other expense, net.
Net income from continuing operations for the three and six months ended June 30, 2015 was also impacted by increases in income tax expense of $4.5 million and $8.7 million, respectively, largely due to higher pre-tax income levels. The effective tax rate for the three months ended June 30, 2015 was 35.8%, up from 25.1% in the same period of the prior year. For the six months ended June 30, 2015, the effective tax rate was 35.9%, compared to 28.7% in the prior-year period. The effective tax rate in the prior-year periods was favorably impacted by a $1.5 million net reduction in unrecognized tax benefits, primarily related to the completion of an IRS audit.
Total orders for the three months ended June 30, 2015 decreased by $39.9 million, or 16%, compared to the prior-year quarter, largely due to a $37.8 million reduction in orders in our Environmental Solutions Group. Approximately 72% of the Environmental Solutions Group’s order decline was attributable to a number of large fleet orders for street sweepers being received from customers in the U.S. and the Middle East in the prior-year quarter, which did not repeat in the current-year quarter. Softness in oil and gas markets also contributed to lower demand for sewer cleaners and vacuum trucks. In our Fire Rescue Group, orders were up 18% in local currency. However, due to a $8.9 million unfavorable foreign currency translation impact, a $1.5 million quarter-over-quarter order reduction was reported. Orders in our Safety and Security Systems Group were also down $0.6 million, primarily attributable to the timing of large orders that were received in the prior-year quarter.
Total orders decreased by $85.6 million, or 18%, in the six months ended June 30, 2015. In the first half of 2015, each of our Groups have seen a reduction in orders, with decreases of 34%, 17% and 7% in the Fire Rescue, Environmental Solutions and Safety and Security Systems groups, respectively. Largely as a result of increased shipments and the decrease in orders in each of our groups during the first half of 2015, including the effects of adverse foreign currency translation, our consolidated backlog has decreased by $59.1 million, or 18%, from $328.2 million at December 31, 2014 to $269.1 million at June 30, 2015.
Results of Operations
The following table summarizes our Condensed Consolidated Statements of Operations and illustrates the key financial indicators used to assess our consolidated financial results:

	Three Months Ended June 30,			Six Months Ended June 30,
($ in millions, except per share data)	2015	2014	Change	2015	2014	Change
Net sales	$230.8	$234.6	$(3.8)	$452.4	$434.8	$17.6
Cost of sales	165.1	175.7	(10.6)	327.5	329.1	(1.6)
Gross profit	65.7	58.9	6.8	124.9	105.7	19.2
Selling, engineering, general and administrative expenses	36.1	34.9	1.2	70.5	69.1	1.4
Restructuring	0.4	0.1	0.3	0.4	(0.1)	0.5
Operating income	29.2	23.9	5.3	54.0	36.7	17.3
Interest expense	0.6	0.9	(0.3)	1.2	1.9	(0.7)
Other expense, net	0.1	0.3	(0.2)	1.0	0.3	0.7
Income before income taxes	28.5	22.7	5.8	51.8	34.5	17.3
Income tax expense	(10.2)	(5.7)	(4.5)	(18.6)	(9.9)	(8.7)
Income from continuing operations	18.3	17.0	1.3	33.2	24.6	8.6
Gain (loss) from discontinued operations and disposal, net of tax	—	0.1	(0.1)	—	(0.1)	0.1
Net income	$18.3	$17.1	$1.2	$33.2	$24.5	$8.7
Other data:
Operating margin	12.7%	10.2%	2.5%	11.9%	8.4%	3.5%
Diluted earnings per share – Continuing operations	$0.29	$0.27	$0.02	$0.52	$0.39	$0.13
Total orders	213.5	253.4	(39.9)	399.5	485.1	(85.6)
Backlog	269.1	356.0	(86.9)	269.1	356.0	(86.9)
Depreciation and amortization	3.9	3.7	0.2	7.7	7.3	0.4
Net sales
Net sales decreased by $3.8 million, or 2%, for the three months ended June 30, 2015 compared to the prior-year quarter. The Environmental Solutions Group reported a $7.4 million increase in net sales, represented by a $13.4 million increase in street sweeper shipments, partially offset by reductions in sales of sewer cleaners and vacuum trucks of $2.2 million and $1.2 million, respectively. The improvement in net sales in the Environmental Solutions Group was partially offset by lower sales within the Fire Rescue and Safety and Security Systems groups. In the Fire Rescue Group, net sales were $8.7 million lower and included a $5.3 million adverse foreign currency translation impact, as well as reductions in sales into the Asia Pacific and U.S.

industrial markets, offset by improvement in European markets. In the Safety and Security Systems Group, net sales decreased by $2.5 million, largely due to an unfavorable foreign currency translation effect of $2.5 million.
For the six months ended June 30, 2015, net sales increased by $17.6 million, or 4%, compared to the same period of the prior year, largely due to higher sales in the Environmental Solutions Group, where net sales increased by $26.9 million, or 10%. The improvement in net sales in the Environmental Solutions Group, which was primarily due to increases in shipments of street sweepers and vacuum trucks of $23.8 million and $6.9 million, respectively, was partially offset by lower sales within the Fire Rescue and Safety and Security Systems groups. In the Fire Rescue Group, net sales for the six months ended June 30, 2015 in local currency were 6% higher than the prior-year period, largely represented by increased sales into Europe, U.S. industrial markets and the Middle East. However, primarily due to a $9.1 million adverse foreign currency translation impact, reported net sales in this group were down $8.1 million compared to the prior-year period. In the Safety and Security Systems Group, net sales decreased by $1.2 million, largely due to an unfavorable foreign currency translation effect of $4.7 million, partially offset by higher sales activity in international public safety markets and improved domestic sales of outdoor warning systems.
Cost of sales
Cost of sales decreased by $10.6 million, or 6%, for the three months ended June 30, 2015 compared to the prior-year quarter, largely due to decreases of $9.1 million within the Fire Rescue Group, principally associated with a $4.2 million favorable foreign currency translation effect and lower unit volumes, and $2.9 million in the Safety and Security Systems Group, largely due to a favorable foreign currency effects and a more favorable sales mix. These decreases were partially offset by a $1.4 million increase in cost of sales within the Environmental Solutions Group, largely due to increased volumes.
For the six months ended June 30, 2015, cost of sales decreased by $1.6 million compared to the prior-year quarter, largely due to decreases of $8.5 million within the Fire Rescue Group, principally associated with a $7.1 million favorable foreign currency translation effect and lower unit volumes, and $4.5 million in the Safety and Security Systems Group, largely due to favorable foreign currency effects. These reductions in cost of sales were partially offset by an increase of $11.4 million within the Environmental Solutions Group, primarily due to higher unit shipments.
Gross profit
For the three months ended June 30, 2015, gross profit increased by $6.8 million compared to the prior-year quarter. Gross margin for the three months ended June 30, 2015 was 28.5%, up from 25.1% in the prior-year period. The improvement in gross margin was primarily the result of increased volumes that leveraged production capacity, favorable product mix associated with higher sales to industrial customers, and productivity and facilities utilization improvements within the Environmental Solutions Group, together with steady gross margin improvement in the Safety and Security Systems Group, primarily attributable to improved operating efficiencies. The Fire Rescue Group also saw improvement in gross margin for the three months ended June 30, 2015 rising to 19.7% from 13.5% in the prior-year quarter, partly attributable to a recent effort to reduce the intake of low-margin orders.
For the six months ended June 30, 2015, gross profit increased by $19.2 million, or 18%, compared to the prior-year quarter. Gross margin for the six months ended June 30, 2015 was 27.6%, up from 24.3% in the prior-year period. The drivers of the consolidated gross margin improvement in the first half of 2015 were similar to those which contributed to the improvement in the three months ended June 30, 2015.
Selling, engineering, general and administrative expenses
Selling, engineering, general and administrative (“SEG&A”) expenses for the three months ended June 30, 2015 were $1.2 million higher than the prior-year quarter, largely due to an increase of $0.9 million within Corporate, primarily due to increased employee costs and higher fees for professional services.
For the six months ended June 30, 2015, SEG&A expenses increased by $1.4 million compared to the prior-year period, largely due to increases of $0.7 million within the Environmental Solutions Group, associated with a $1.2 million increase in employee compensation costs, partially offset by a $0.6 million reduction in product liability expenses, and $1.0 million within Corporate, primarily due to increased employee costs and higher fees for professional services. The Safety and Security Systems Group also reported a $0.7 million increase in SEG&A expenses, primarily due to higher engineering expenses for new product development. Offsetting these increases was a $1.0 million reduction in SEG&A expenses within the Fire Rescue Group, primarily as a result of lower sales commission expense and favorable foreign currency effects.

Operating income
Operating income for the three months ended June 30, 2015 increased by $5.3 million, or 22%, compared to the prior-year quarter. The increase was primarily attributable to improved operating leverage and increased volumes within the Environmental Solutions Group, which drove improved gross margin, and improved performance within the Safety and Security Systems and Fire Rescue groups. Operating income in the current-year quarter also include a $0.3 million increase in restructuring expenses in connection with the completion of a voluntary reduction-in-force at our U.K. coal-mining business.
For the six months ended June 30, 2015, operating income increased by $17.3 million, or 47%, to $54.0 million, reflecting a consolidated operating margin of 11.9% compared to 8.4% in the prior-year period. The increase was primarily attributable to improved operating leverage and increased volumes within the Environmental Solutions Group, which drove improved gross margin, and improved performance within the Safety and Security Systems and Fire Rescue groups, offset by a $0.5 million increase in restructuring charges.
Interest expense
Compared with the same periods of the prior year, interest expense decreased by $0.3 million and $0.7 million for the three and six months ended June 30, 2015, largely due to significant reductions in debt levels.
Other expense, net
Other expense, net totaled $0.1 million for the three months ended June 30, 2015 compared to $0.3 million in the prior-year quarter. For the six months ended June 30, 2015, other expense, net, was $1.0 million, up from $0.3 million in the prior-year period, with the increase largely driven by higher realized losses from foreign currency transactions.
Income tax expense
The Company recognized income tax expense of $10.2 million and $5.7 million for the three months ended June 30, 2015 and 2014, respectively. The increase in tax expense in the current-year quarter is largely due to higher pre-tax income levels. The prior-year quarter also included a tax benefit of $1.5 million associated with a reduction in unrecognized tax benefits, primarily related to the completion of an IRS audit. These factors contributed to the effective tax rate increasing from 25.1% in the prior-year quarter to 35.8% for the three months ended June 30, 2015.
For the six months ended June 30, 2015 and 2014, the Company recognized income tax expense of $18.6 million and $9.9 million, respectively. The effective tax rate was 35.9% and 28.7% for the six months ended June 30, 2015 and 2014, respectively. The increase in tax expense and the effective tax rate in the six months ended June 30, 2015 was due to higher pre-tax income levels and the absence of the aforementioned $1.5 million tax benefit.
Income from continuing operations
Income from continuing operations for the three and six months ended June 30, 2015 increased by $1.3 million and $8.6 million, respectively, compared to the prior-year periods, largely due to increased operating income and reduced interest expense, as further explained above, partially offset by increases in income tax expense.
Orders
Three months ended June 30, 2015 vs. three months ended June 30, 2014
Total orders decreased by $39.9 million, or 16%, for the three months ended June 30, 2015. The reduction was largely driven by a decrease of $37.8 million in the Environmental Solutions Group. In the prior-year quarter, there were several large fleet orders for street sweepers from customers in the U.S. and the Middle East that did not repeat in three months ended June 30, 2015. Vacuum truck orders were adversely impacted by softness in oil and gas markets, which also had an indirect effect on demand within other industrial markets. In the Fire Rescue Group, orders were up 18% in local currency. However, due to a $8.9 million unfavorable foreign currency impact, a $1.5 million quarter-over-quarter order reduction was reported. Orders in the Safety and Security Systems Group were also down $0.6 million.
U.S. municipal and governmental orders declined by 10%, primarily due to a $11.9 million decrease within the Environmental Solutions Group, which included reductions in orders of street sweepers and sewer cleaners of $8.3 million and $2.5 million, respectively. Orders of street sweepers and sewer cleaners were softer in the current-year quarter, compared to the prior-year period, which included a relatively high influx of municipal orders.

U.S. industrial orders decreased by 18%, largely driven by a $6.7 million reduction within the Environmental Solutions Group, which included a $6.5 million decrease in vacuum truck orders, and a $3.5 million reduction in the Fire Rescue Group. Vacuum truck orders were adversely impacted by softness in oil and gas markets, which directly reduced demand and appeared to indirectly affect demand in some other industrial markets.
Non-U.S. orders decreased by 20% and were largely impacted by a $19.2 million decrease within the Environmental Solutions Group, associated with a $14.5 million decrease in orders from the Middle East and a $2.3 million decrease in orders from Mexico. The prior-year quarter included significant street sweeper orders from the Middle East. Improvement in non-U.S. orders within the Fire Rescue Group was largely offset by the aforementioned unfavorable foreign currency translation effects.
Six months ended June 30, 2015 vs. six months ended June 30, 2014
Total orders decreased by $85.6 million, or 18%, for the six months ended June 30, 2015. The reduction was largely driven by decreases of $45.7 million and $31.0 million within the Environmental Solutions and Fire Rescue groups, respectively. Street sweeper and sewer cleaner orders from our municipal markets decreased largely due to fewer fleet orders when compared with the prior-year period, while vacuum truck orders were adversely impacted by softness in oil and gas markets. Partially offsetting these decreases were improved street sweeper orders from industrial markets, benefiting from a concerted effort to expand into this market. Orders within the Fire Rescue Group were adversely impacted by an unfavorable foreign currency translation effect of $13.5 million, as well as a number of large, multi-unit orders were received from the Asia Pacific and the U.S. in the first quarter of 2014 that did not repeat in the current-year period. There has also been a concerted effort within the Fire Rescue Group to reduce the intake of low-margin orders, which contributed to the lower European orders during the first half of the year.
U.S. municipal and governmental orders declined by 15%, primarily due to a $22.8 million decrease within the Environmental Solutions Group, which included reductions in orders of street sweepers and sewer cleaners of $12.0 million and $9.9 million, respectively. Street sweeper and sewer cleaner orders from our municipal markets decreased largely due to fewer fleet orders when compared with the prior-year period. Further contributing to the decrease was a $3.4 million reduction in orders within the Safety and Security Systems Group, largely due to lower orders of outdoor warning systems.
U.S. industrial orders decreased 25%, largely driven by a $20.5 million reduction within the Environmental Solutions Group, which included a $20.5 million decrease in vacuum truck orders, partially offset by a $2.1 million increase in orders for street sweepers. Vacuum truck orders were adversely impacted by the recent softness in oil and gas markets. There was also an $8.6 million reduction in orders in the Fire Rescue Group, largely attributable to a number of multi-unit orders received in the first quarter of 2014 that did not repeat in the current-year period.
Non-U.S. orders decreased by 15% and were largely impacted by a $22.4 million decrease within the Fire Rescue Group, associated with unfavorable foreign currency translation effects and lower orders from the Asia Pacific and European markets. The decrease in orders from the Asia Pacific was attributable to a number of large, multi-unit orders received in the first quarter of 2014 that did not repeat. There has also been a concerted effort within the Fire Rescue Group to reduce the intake of low-margin orders, which contributed to the lower European orders during the first half of the year.
Backlog
Backlog was $269.1 million at June 30, 2015 compared to $356.0 million at June 30, 2014. The decrease of $86.9 million, or 24%, was primarily due to a $33.8 million decrease in the Fire Rescue Group that was reflective of unfavorable foreign currency translation effects, coupled with lower order intake during the first half of 2015. The Environmental Solutions Group’s backlog decreased by $53.6 million, primarily due to lower orders in the first half of 2015, which included a reduction in the number of advance orders received from customers due to shorter lead times for our products following our recent capacity improvements.

Environmental Solutions
The following table summarizes the Environmental Solutions Group’s operating results as of and for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,			Six Months Ended June 30,
($ in millions)	2015	2014	Change	2015	2014	Change
Net sales	$146.6	$139.2	$7.4	$286.8	$259.9	$26.9
Operating income	29.2	23.1	6.1	53.1	38.3	14.8
Operating data:
Operating margin	19.9%	16.6%	3.3%	18.5%	14.7%	3.8%
Total orders	$114.2	$152.0	$(37.8)	$220.5	$266.2	$(45.7)
Backlog	152.0	205.6	(53.6)	152.0	205.6	(53.6)
Depreciation and amortization	2.0	1.6	0.4	3.8	3.2	0.6
Three months ended June 30, 2015 vs. three months ended June 30, 2014
Total orders decreased by $37.8 million, or 25%, for the three months ended June 30, 2015. U.S. orders decreased by $18.6 million, or 16%, largely due to reductions in orders for street sweepers, vacuum trucks and sewer cleaners of $8.2 million, $6.5 million and $2.9 million, respectively. In the prior-year quarter, there were several large fleet orders from municipalities for street sweepers and sewer cleaners that did not repeat in three months ended June 30, 2015. Vacuum truck orders were adversely impacted by softness in oil and gas markets, which had both a direct and indirect effect on demand within other industrial markets. Non-U.S. orders decreased by $19.2 million, or 52%, for the three months ended June 30, 2015. Orders from the Middle East and Mexico were down $14.5 million and $2.3 million, respectively, compared to the prior-year quarter which included significant street sweeper orders from the Middle East.
Net sales increased by $7.4 million, or 5%, for the three months ended June 30, 2015. U.S. sales increased by $4.8 million, or 4%, primarily driven by increased shipments of street sweepers of $13.8 million, offset by reduced sales of sewer cleaners and vacuum trucks of $3.9 million and $3.7 million, respectively. The increase in street sweeper sales is a result of strong municipal demand, whereas the decrease in vacuum truck shipments primarily reflects softness in oil and gas markets. A slowdown in truck rental markets has also indirectly impacted our sewer cleaners sales. Non-U.S. sales increased by $2.6 million, or 11%, primarily due to a $5.2 million improvement in sales of vacuum trucks, sewer cleaners and street sweepers into Canadian markets, partially offset by a $1.9 million reduction in sales into Mexico.
Cost of sales increased by $1.4 million for the three months ended June 30, 2015. Higher sales volumes contributed $11.1 million of the increase, partially offset by a favorable product mix effect of $9.7 million. Gross margin for the three months ended June 30, 2015 improved to 27.1% from 24.3% in the prior year largely due to favorable product mix, increased sales volumes and the positive effects of fixed cost absorption, and productivity and capacity improvements at our manufacturing facilities.
SEG&A expenses decreased by $0.1 million for the three months ended June 30, 2015. The decrease in SEG&A expenses largely pertain to a $0.6 million reduction in product liability expenses, partially offset by higher employee compensation costs.
Operating income increased by $6.1 million, or 26%, for the three months ended June 30, 2015. The increase in operating income was the result of higher gross profit of $6.0 million, primarily attributable to operating leverage and favorable product mix, as well as the $0.1 million decrease in SEG&A expenses.
Six months ended June 30, 2015 vs. six months ended June 30, 2014
Total orders decreased by $45.7 million, or 17%, for the six months ended June 30, 2015. U.S. orders decreased by $43.2 million, or 20%, largely due to reductions in orders for vacuum trucks, sewer cleaners and street sweepers of $20.5 million, $10.5 million and $9.9 million, respectively. Vacuum truck orders were adversely impacted by softness in oil and gas markets, while street sweeper and sewer cleaner orders from our municipal markets decreased largely due to fewer fleet orders when compared with the prior-year period. Partially offsetting these decreases were improved street sweeper orders from industrial markets, benefiting from a concerted effort to expand into this market. Non-U.S. orders decreased by $2.5 million, or 5%, for the six months ended June 30, 2015. Orders from the Middle East and Mexico were down $10.9 million and $2.3 million, respectively, partially offset by a $10.4 million increase in Canadian orders. The prior-year period included significant street sweeper orders from the Middle East.

Net sales increased by $26.9 million, or 10%, for the six months ended June 30, 2015. U.S. sales increased by $22.2 million, or 10%, primarily due to increases in shipments of street sweepers and vacuum trucks of $25.2 million and $3.3 million, respectively, largely due to strong order intake in 2014 as a result of improved municipal demand for street sweepers. Also contributing to the improvement was increased production throughput and productivity improvements within our manufacturing facilities that facilitated increased sales of hydro-excavator products. Partially offsetting this improvement was a $5.8 million reduction in sewer cleaner sales. Non-U.S. sales increased by $4.7 million, or 10%, largely driven by improved sales within Canada, including a $7.7 million increase in sales of sewer cleaners and vacuum trucks, partially offset by a $2.4 million decline in street sweeper sales.
Cost of sales increased by $11.4 million for the six months ended June 30, 2015. Higher sales volumes drove $24.3 million of the increase, partially offset by a favorable product mix effect of $12.9 million. Gross margin for the six months ended June 30, 2015 improved to 26.1% from 22.8% in the prior year largely due to favorable product mix, favorable pricing, and productivity and capacity improvements at our manufacturing facilities.
SEG&A expenses increased by $0.7 million for the six months ended June 30, 2015. The increase in SEG&A expenses largely resulted from a $1.2 million increase in employee compensation costs, partially offset by a $0.6 million reduction in product liability expenses.
Operating income increased by $14.8 million, or 39%, for the six months ended June 30, 2015. The increase in operating income was the result of higher gross profit of $15.5 million, primarily attributable to operating leverage and favorable product mix, partially offset by the $0.7 million increase in SEG&A expenses.
Backlog was $152.0 million at June 30, 2015 compared to $205.6 million at June 30, 2014. The decrease was largely due to a lower backlog for street sweepers, sewer cleaners and vacuum trucks, which declined by $53.4 million in the aggregate, resulting from reduced demand from oil and gas markets and the absence of certain large fleet orders received in the prior year. The reduction in orders also includes the effects of receiving fewer advance orders from customers associated with shorter lead times for our products following our recent capacity improvements.
Safety and Security Systems
The following table summarizes the Safety and Security Systems Group’s operating results as of and for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,			Six Months Ended June 30,
($ in millions)	2015	2014	Change	2015	2014	Change
Net sales	$58.8	$61.3	$(2.5)	$115.1	$116.3	$(1.2)
Operating income	7.3	7.5	(0.2)	13.9	11.8	2.1
Operating data:
Operating margin	12.4%	12.2%	0.2%	12.1%	10.1%	2.0%
Total orders	$60.4	$61.0	$(0.6)	$118.1	$127.0	$(8.9)
Backlog	38.9	38.4	0.5	38.9	38.4	0.5
Depreciation and amortization	1.2	1.1	0.1	2.3	2.2	0.1
Three months ended June 30, 2015 vs. three months ended June 30, 2014
Total orders decreased by $0.6 million, or 1%, for the three months ended June 30, 2015. U.S. orders increased by $1.8 million primarily due to a $3.5 million police order received in the second quarter of 2015, offset by a $1.2 million decrease in orders for outdoor warning systems when compared to several large orders in the prior-year quarter. Non-U.S. orders decreased by $2.4 million, primarily due to a $2.2 million unfavorable foreign currency translation impact and a $2.2 million reduction in orders for integrated systems, largely due to the timing of large orders, as well as a $1.2 million decline in orders for industrial products sold into coal markets due to ongoing softness in global markets. These reductions were partially offset by a $2.0 million improvement in orders from European public safety markets.
Net sales decreased by $2.5 million, or 4%, for the three months ended June 30, 2015. U.S. sales decreased by $0.8 million largely due to a $1.3 million decrease in sales into industrial markets due to lower demand in oil and gas, as well as coal markets. Sales into domestic police markets decreased by $0.6 million due to the timing of sales to several large customers, while sales of outdoor warning systems increased by $0.5 million. Non-U.S. sales decreased by $1.7 million, primarily due to unfavorable foreign currency effects of $2.5 million and a $1.2 million decrease in sales of industrial products into international coal markets. These reductions were partially offset by a $1.9 million improvement in sales of integrated systems primarily due to the timing of shipments of products to fulfill large systems orders and a $1.5 million increase in sales into international public safety markets associated with improved demand in Europe.
Cost of sales decreased by $2.9 million, or 7%, for the three months ended June 30, 2015. The decrease largely resulted from a $1.8 million favorable foreign currency impact and improved sales mix associated with products sold into domestic and international police markets. Gross margin for the three months ended June 30, 2015 improved to 35.5% from 33.4% in the prior year as a result of reductions in manufacturing, freight and product costs, moderate pricing gains realized in 2015 and favorable changes in both fixed cost absorption and the mix of products sold to customers.
SEG&A expenses increased by $0.3 million for the three months ended June 30, 2015 largely due to increased employee costs and higher engineering expenses for new product development.
Operating income decreased $0.2 million, or 3%, for the three months ended June 30, 2015, largely due to $0.3 million of additional expense associated with restructuring activity, primarily associated with severance costs incurred in connection with the completion of a voluntary reduction-in-force at our U.K. coal-mining business and the $0.3 million increase in SEG&A expenses, partially offset by a $0.4 million improvement in gross profit.
Six months ended June 30, 2015 vs. six months ended June 30, 2014
Total orders decreased by $8.9 million, or 7%, for the six months ended June 30, 2015. U.S. orders decreased by $5.8 million, primarily due to a $2.9 million reduction in orders for outdoor warning systems largely attributable to two large orders that were included in the prior-year period that did not repeat in 2015. In addition, orders for industrial products were $1.9 million lower due to softness in oil and gas. Non-U.S. orders decreased by $3.1 million, primarily due to a $4.7 million unfavorable foreign currency effect and a $2.4 million decline in orders for industrial products sold into the coal markets. International orders for outdoor warning systems were also $1.8 million lower than the prior-year period, which included a large order from the Middle East which did not repeat in the six months ended June 30, 2015. These reductions were offset by a $5.2 million improvement in orders from European public safety markets linked to higher demand, as well as the effects of several large orders received during the current-year period.
Net sales decreased by $1.2 million, or 1%, for the six months ended June 30, 2015. U.S. sales increased by $0.9 million, largely due to increased sales of outdoor warning systems. Non-U.S. sales decreased by $2.1 million, principally due to an unfavorable foreign currency impact of $4.7 million and a $2.1 million decrease in sales of industrial products into international coal markets. Partially offsetting these reduction was a $5.4 million improvement in sales into European public safety markets.
Cost of sales decreased by $4.5 million, or 6%, for the six months ended June 30, 2015. The decrease largely resulted from a $3.4 million favorable foreign currency impact. Gross margin for the six months ended June 30, 2015 improved to 35.5% from 32.3% in the prior-year period as a result of reductions in manufacturing, freight and product costs, moderate pricing gains realized in 2015 and favorable changes in fixed cost absorption and in the mix of products sold to customers.
SEG&A expenses increased by $0.7 million for the six months ended June 30, 2015 largely due to higher engineering expenses for new product development and increased employee costs.
Operating income increased by $2.1 million, or 18%, for the six months ended June 30, 2015 largely due to a $3.3 million improvement in gross profit, partially offset by the $0.7 million increase in SEG&A expenses and $0.5 million of additional expense associated with restructuring activity, primarily associated with severance costs incurred in connection with a voluntary reduction-in-force that was completed at our U.K. coal-mining business.
Despite the lower orders in the six months ended June 30, 2015, backlog increased to $38.9 million at June 30, 2015 compared to $38.4 million at June 30, 2014. The increase was primarily driven by a number of large orders received in the six months ended June 30, 2015 that are scheduled to ship in the second half of 2015.

Fire Rescue
The following table summarizes the Fire Rescue Group’s operating results as of and for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,			Six Months Ended June 30,
($ in millions)	2015	2014	Change	2015	2014	Change
Net sales	$25.4	$34.1	$(8.7)	$50.5	$58.6	$(8.1)
Operating income (loss)	0.0	(0.3)	0.3	0.3	(1.1)	1.4
Operating data:
Operating margin	0.0%	(0.9)%	0.9%	0.6%	(1.9)%	2.5%
Total orders	$38.9	$40.4	$(1.5)	$60.9	$91.9	$(31.0)
Backlog	78.2	112.0	(33.8)	78.2	112.0	(33.8)
Depreciation and amortization	0.7	0.9	(0.2)	1.5	1.7	(0.2)
Three months ended June 30, 2015 vs. three months ended June 30, 2014
Total orders decreased by $1.5 million, or 4%, for the three months ended June 30, 2015, largely due to a $8.9 million unfavorable foreign currency translation impact. In local currency, total orders increased by 18%, largely due to improved orders in Europe, Asia Pacific and the Middle East, partially offset by a $3.5 million decrease in U.S. industrial orders.
Net sales decreased by $8.7 million, or 26%, for the three months ended June 30, 2015, primarily driven by unfavorable foreign currency translation effects of $5.3 million. Also contributing to the decrease were reduced sales into the Asia Pacific and U.S. industrial markets of $2.4 million and $2.2 million, respectively, partially offset by a $2.6 million improvement in sales into European markets.
Cost of sales decreased by $9.1 million for the three months ended June 30, 2015, predominantly attributable to favorable foreign currency effects of $4.2 million, as well as $4.8 million relating to lower unit volumes. Gross margin for the three months ended June 30, 2015 improved to 19.7%, compared to 13.5% in the prior year, largely due to the effects of product mix resulting from a concerted effort to reduce the intake of low-margin orders, as well as production efficiencies resulting from recent manufacturing facility improvements.
SEG&A expenses increased by $0.1 million for the three months ended June 30, 2015, primarily as a result of higher marketing expenses incurred in connection with a large trade show, partially offset by favorable foreign currency effects.
The Fire Rescue Group reported nominal operating income in the three months ended June 30, 2015, compared to an operating loss of $0.3 million in the prior-year quarter. The improvement was primarily due to a $0.4 million increase in gross profit, offset by the $0.1 million increase in SEG&A expenses.
Six months ended June 30, 2015 vs. six months ended June 30, 2014
Total orders decreased by $31.0 million, or 34%, for the six months ended June 30, 2015, largely due to a $13.5 million unfavorable foreign currency translation impact. In local currency, total orders decreased by 19%, primarily driven by reductions in orders from the Asia Pacific and Europe. Orders from U.S. industrial markets were also $8.6 million lower than the prior-year period. Orders in the Fire Rescue Group can fluctuate significantly from quarter to quarter. A number of large, multi-unit orders were received from the Asia Pacific and the U.S. in the first quarter of 2014 that did not repeat in the current-year period. There has also been a concerted effort to reduce the intake of low-margin orders, which contributed to the lower European orders during the first half of the year, despite the recent improvement in the current quarter.
Net sales decreased by $8.1 million for the six months ended June 30, 2015, primarily driven by unfavorable foreign currency translation effects of $9.1 million. Measured in local currency, sales were 6% higher than the prior-year period. Increases in sales into Europe, U.S industrial markets and the Middle East of $2.4 million, $2.3 million and $1.8 million, respectively, were offset by a $4.7 million decrease in sales into the Asia Pacific.
Cost of sales decreased by $8.5 million for the six months ended June 30, 2015. The decrease was primarily due to favorable foreign currency translation effects of $7.1 million. Gross margin for the six months ended June 30, 2015 improved to 18.2%, compared to 15.0% in the prior year, largely due to the effects of product mix associated with reducing a concerted effort to reduce the intake of low-margin orders, as well as production efficiencies resulting from recent manufacturing facility improvements.

SEG&A expenses decreased by $1.0 million for the six months ended June 30, 2015, primarily as a result of lower sales commission expense and favorable foreign currency effects.
The Fire Rescue Group reported operating income of $0.3 million in the six months ended June 30, 2015, compared to an operating loss of $1.1 million in the prior-year quarter. The improvement was primarily due to a $0.4 million increase in gross profit, and the $1.0 million decrease in SEG&A expenses.
Backlog was $78.2 million at June 30, 2015, compared to $112.0 million at June 30, 2014. The decrease of $33.8 million, or 30%, was primarily due to a $17.2 million unfavorable foreign currency translation impact and lower order intake in the first half of 2015. Measured in local currency, backlog was down 15% compared to the prior-year quarter.
Corporate Expenses
Corporate operating expenses for the three and six months ended June 30, 2015 were $7.3 million and $13.3 million, respectively, up from $6.4 million and $12.3 million in the same periods of the prior year. The increases were primarily associated with increased employee costs and higher fees for professional services.
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
Financial Condition, Liquidity and Capital Resources
The Company used its cash flow from operations to fund growth and to make capital investments that sustain its operations, reduce costs, or both. Beyond these uses, remaining cash flow is used to fund dividend payments, make pension contributions, repurchase shares and pay down debt, or it may increase cash balances. The Company may also choose to invest in the acquisition of businesses. We believe that the Company’s existing cash balances, cash flow from operations and borrowings available under our Senior Secured Credit Facility and other sources will provide funds sufficient for the Company’s operating needs, capital needs and financial commitments.
The Company’s cash and cash equivalents totaled $35.9 million and $30.4 million as of June 30, 2015 and December 31, 2014, respectively. As of June 30, 2015, $14.8 million of cash and cash equivalents was held by foreign subsidiaries. Cash and cash equivalents held by subsidiaries outside the U.S. typically are held in the currency of the country in which it is located. This cash is used to fund the operating activities of our foreign subsidiaries and for further investment in foreign operations. Generally, we consider such cash to be permanently reinvested in our foreign operations and our current plans do not demonstrate a need to repatriate such cash to fund U.S. operations. However, in the event that these funds were needed to fund U.S. operations or to satisfy U.S. obligations, they generally could be repatriated. The repatriation of these funds may then cause us to incur additional U.S. income tax expense, which would be dependent on income tax laws and other circumstances at the time any such amounts were repatriated.
Net cash of $27.5 million and $23.7 million was provided by continuing operating activities in the six months ended June 30, 2015 and 2014, respectively. The increase in cash generated by continuing operating activities in the six months ended June 30, 2015 compared to the same period of the prior year was largely the result of higher earnings.
Net cash of $5.5 million and $2.3 million was used for continuing investing activities in the six months ended June 30, 2015 and 2014, respectively. Capital expenditures in the six months ended June 30, 2015 and 2014 were $5.6 million and $9.4 million, respectively. In the prior-year period, the Company received $7.0 million from the escrow associated with the FSTech Group divestiture.
Net cash of $16.4 million was used in continuing financing activities in the six months ended June 30, 2015, compared with $20.9 million in the prior year. In the six months ended June 30, 2015, the Company funded cash dividends of $7.5 million, repurchased $5.0 million of treasury stock, and redeemed $2.9 million of stock in order to remit funds to tax authorities to satisfy employees’ minimum tax withholdings following the vesting of performance share units. The Company also paid a $1.4 million scheduled repayment on its Term Loan. In the prior-year period, the Company paid down a net $20.0 million on its revolving credit facility and $1.4 million on its Term Loan. In addition, the Company funded cash dividends of $1.9 million and repurchased $3.3 million of treasury stock. These financing cash outflows were partially offset by borrowings of $5.0 million on the Company's non-U.S. line of credit and $1.1 million of proceeds from stock option exercises.
The Company uses the ratio of total debt to adjusted EBITDA as one measure of its long-term financial stability. The ratio of debt to adjusted EBITDA is a non-GAAP measure that represents total debt divided by the trailing 12-month total of income from continuing operations before interest expense, debt settlement charges, other expense, income tax benefit or expense, and depreciation and amortization expense. The Company uses the ratio to calibrate the magnitude of its debt and its debt capacity against adjusted EBITDA, which is used as an operating performance measure. We believe that investors use a version of this ratio in a similar manner. In addition, financial institutions (including the Company’s lenders) use the ratio in connection with debt agreements to set pricing and covenant limitations. For these reasons, the Company believes that the ratio is a meaningful metric to investors in evaluating the Company’s long-term financial performance and stability. Other companies may use different methods to calculate total debt to EBITDA. The following table summarizes the Company’s ratio of total debt to adjusted EBITDA and reconciles income from continuing operations to adjusted EBITDA as of and for the trailing 12-month periods ended June 30, 2015 and 2014:

	Trailing Twelve Months Ending June 30,
(in millions)	2015	2014
Total debt	$48.6	$75.5

Income from continuing operations	71.6	68.1
Add:
Interest expense	3.1	4.5
Other expense, net	2.2	0.5
Income tax expense	33.0	3.9
Depreciation and amortization	15.4	14.6
Adjusted EBITDA	$125.3	$91.6

Total debt to adjusted EBITDA ratio	0.4	0.8
In 2013, the Company executed the Senior Secured Credit Facility comprised of a five-year fully funded term loan of $75.0 million and a five-year $150.0 million revolving credit facility. As of June 30, 2015, there was no cash drawn and $24.0 million of undrawn letters of credit under the $150.0 million revolving credit facility portion of the Senior Secured Credit Facility, with $126.0 million of net availability for borrowings.
As of June 30, 2015, there were no borrowings against the Company’s non-U.S. lines of credit which provide for borrowings up to $10.2 million.
The Senior Secured Credit Facility requires the Company to comply with financial covenants related to the maintenance of a minimum fixed charge coverage ratio and maximum leverage ratio. The financial covenants are measured at each fiscal quarter-end. Restricted payments, including dividends, are permitted only if the pro forma leverage ratio after giving effect to such payment is less than 3.25x, pro forma compliance after giving effect to such payment is maintained for all other financial covenants and there are no existing defaults under the Senior Secured Credit Facility. The Company was in compliance with all of its debt covenants as of June 30, 2015.
The Company anticipates that capital expenditures for 2015 will be in the range of $15 million to $20 million.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
See Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of our Annual Report on Form 10-K for the year ended December 31, 2014. During the six months ended June 30, 2015, there have been no significant changes in our exposure to market risk.

Item 4.	Controls and Procedures.
As required by Rule 13a-15 under the Exchange Act, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of June 30, 2015. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2015. As a matter of practice, the Company’s management continues to review and document internal control and procedures for financial reporting. From time to time, the Company may make changes aimed at enhancing the effectiveness of the controls and ensuring that the systems evolve with the business. During the three months ended June 30, 2015, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

•	The Company is in compliance with the quarterly consolidated total leverage ratio and consolidated fixed charge coverage ratio, as defined therein.
The Company may declare dividends at current levels under the restricted payment guidelines set forth above.
Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (a) (b)
April 2015 (3/29/15 – 5/2/15)	—	$—	—	$76,179,474
May 2015 (5/3/15 – 5/30/15)	59,018	14.9938	59,018	75,294,570
June 2015 (5/31/15 – 6/27/15)	37,707	14.8633	37,707	74,734,121

(a)
On April 22, 2014, the Board authorized a stock repurchase program of up to $15 million of the Company’s common stock. As cumulative stock repurchases under the April 2014 program, including those made in the three months ended June 30, 2015, totaled $15.0 million as of June 30, 2015, the April 2014 program is considered to be completed as of June 30, 2015 and no additional stock repurchases will be made under that program.

(b)	On November 4, 2014, the Board authorized an additional stock repurchase program of up to $75 million of the Company’s common stock.

Item 3.	Defaults upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
On July 28, 2015, the Company issued a press release announcing its financial results for the three and six months ended June 30, 2015. The full text of the second quarter financial results press release is attached hereto as Exhibit 99.1 to this Form 10-Q.

Item 6.	Exhibits.

3.1	Restated Certificate of Incorporation of the Company. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed April 30, 2010.

3.2	Amended and Restated By-laws of the Company. Incorporated by reference to Exhibit 3.2 to the Company’s Form 10-Q for the quarter ended September 30, 2014.

10.1 *	Form of Nonqualified Stock Option Award Agreement – U.S.

10.2 *	Form of Restricted Stock Award Agreement – U.S.

31.1	CEO Certification under Section 302 of the Sarbanes-Oxley Act.

31.2	CFO Certification under Section 302 of the Sarbanes-Oxley Act.

32.1	CEO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act.

32.2	CFO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act.

99.1	Second Quarter Financial Results Press Release Dated July 28, 2015.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(a)(3) of Form 10-K.

SIGNATURE
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Signal Corporation

Date:	July 28, 2015	/s/ Brian S. Cooper
Brian S. Cooper
Senior Vice President and Chief Financial Officer (Principal Financial Officer)