Form 10-Q
period 2015-09-30
FEDERAL SIGNAL CORP /DE/
filed 2015-11-03
CIK 277509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of October 31, 2015, the number of shares outstanding of the registrant’s common stock was 62,148,545.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).
FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2015	2014	2015	2014
Net sales	$205.8	$219.3	$658.2	$654.1
Cost of sales	146.2	160.9	473.7	490.0
Gross profit	59.6	58.4	184.5	164.1
Selling, engineering, general and administrative expenses	33.4	33.4	103.9	102.5
Restructuring	0.3	0.1	0.7	—
Operating income	25.9	24.9	79.9	61.6
Interest expense	0.5	0.9	1.7	2.8
Other expense, net	0.3	0.3	1.3	0.6
Income before income taxes	25.1	23.7	76.9	58.2
Income tax expense	(8.7)	(8.5)	(27.3)	(18.4)
Income from continuing operations	16.4	15.2	49.6	39.8
Gain from discontinued operations and disposal, net of income tax expense of $1.6, $0.0, $1.6, and $0.0, respectively	2.4	0.2	2.4	0.1
Net income	$18.8	$15.4	$52.0	$39.9
Basic earnings per share:
Earnings from continuing operations	$0.26	$0.24	$0.79	$0.63
Gain from discontinued operations and disposal, net of tax	0.04	—	0.04	—
Net earnings per share	$0.30	$0.24	$0.83	$0.63
Diluted earnings per share:
Earnings from continuing operations	$0.26	$0.24	$0.78	$0.62
Gain from discontinued operations and disposal, net of tax	0.04	—	0.04	—
Net earnings per share	$0.30	$0.24	$0.82	$0.62
Weighted average common shares outstanding:
Basic	62.3	62.7	62.4	62.8
Diluted	63.3	63.8	63.4	63.8
Cash dividends declared per common share	$0.06	$0.03	$0.18	$0.06
See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2015	2014	2015	2014
Net income	$18.8	$15.4	$52.0	$39.9
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(2.0)	(9.7)	(9.3)	(9.3)
Change in unrecognized net actuarial losses related to pension benefit plans, net of income tax expense of $0.8, $0.7, $2.1 and $1.5, respectively	1.8	1.4	4.0	2.8
Unrealized net gain on derivatives, net of income tax	—	0.2	—	—
Total other comprehensive loss	(0.2)	(8.1)	(5.3)	(6.5)
Comprehensive income	$18.6	$7.3	$46.7	$33.4
See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2015	December 31, 2014
(in millions, except per share data)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$66.2	$30.4
Accounts receivable, net of allowances for doubtful accounts of $2.1 and $1.3, respectively	100.0	107.6
Inventories	124.7	121.0
Prepaid expenses	9.5	8.8
Deferred tax assets	7.5	18.8
Other current assets	4.3	2.8
Current assets of discontinued operations	0.6	1.1
Total current assets	312.8	290.5
Properties and equipment, net of accumulated depreciation of $131.8 and $124.6, respectively	68.1	69.5
Goodwill	261.6	266.3
Deferred tax assets	15.3	25.3
Deferred charges and other assets	3.6	4.0
Long-term assets of discontinued operations	1.4	3.1
Total assets	$662.8	$658.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term borrowings and capital lease obligations	$6.5	$6.2
Accounts payable	49.1	50.7
Customer deposits	11.9	12.1
Accrued liabilities:
Compensation and withholding taxes	23.5	28.2
Other current liabilities	35.8	40.2
Current liabilities of discontinued operations	2.6	1.7
Total current liabilities	129.4	139.1
Long-term borrowings and capital lease obligations	40.5	44.0
Long-term pension and other postretirement benefit liabilities	55.1	63.5
Deferred gain	13.1	14.6
Other long-term liabilities	22.0	20.9
Long-term liabilities of discontinued operations	3.5	5.0
Total liabilities	263.6	287.1
Stockholders’ equity:
Common stock, $1 par value per share, 90.0 shares authorized, 64.8 and 64.2 shares issued, respectively	64.8	64.2
Capital in excess of par value	192.4	187.0
Retained earnings	267.7	227.0
Treasury stock, at cost, 2.6 and 1.7 shares, respectively	(40.9)	(27.1)
Accumulated other comprehensive loss	(84.8)	(79.5)
Total stockholders’ equity	399.2	371.6
Total liabilities and stockholders’ equity	$662.8	$658.7
See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
(in millions)	2015	2014
Operating activities:
Net income	$52.0	$39.9
Adjustments to reconcile net income to net cash provided by operating activities:
Gain from discontinued operations and disposal	(2.4)	(0.1)
Depreciation and amortization	11.4	11.1
Deferred financing costs	0.3	0.3
Deferred gain	(1.5)	(1.5)
Stock-based compensation expense	4.8	4.0
Excess tax benefit from stock-based compensation	(0.5)	—
Pension expense, net of funding	(3.3)	(5.5)
Provision for doubtful accounts	1.3	0.1
Deferred income taxes	20.3	14.7
Changes in operating assets and liabilities, net of effects of discontinued operations	(14.0)	(18.4)
Net cash provided by continuing operating activities	68.4	44.6
Net cash used for discontinued operating activities	(0.5)	(0.3)
Net cash provided by operating activities	67.9	44.3
Investing activities:
Purchases of properties and equipment	(8.7)	(13.3)
Proceeds from sales of properties and equipment	0.1	0.3
Proceeds from sale of FSTech Group	4.0	7.0
Net cash used for continuing investing activities	(4.6)	(6.0)
Financing activities:
Decrease in revolving lines of credit, net	—	(20.0)
Payments on long-term borrowings	(2.9)	(3.3)
Purchases of treasury stock	(10.6)	(6.7)
Redemptions of common stock to satisfy withholding taxes related to stock-based compensation	(3.2)	—
Cash dividends paid to stockholders	(11.3)	(3.8)
Proceeds from stock-based compensation activity	0.9	1.8
Excess tax benefit from stock-based compensation	0.5	—
Other, net	(0.4)	(0.6)
Net cash used for continuing financing activities	(27.0)	(32.6)
Effects of foreign exchange rate changes on cash and cash equivalents	(0.5)	(0.4)
Increase in cash and cash equivalents	35.8	5.3
Cash and cash equivalents at beginning of period	30.4	23.8
Cash and cash equivalents at end of period	$66.2	$29.1
See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(in millions)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2015	$64.2	$187.0	$227.0	$(27.1)	$(79.5)	$371.6
Net income			52.0			52.0
Total other comprehensive loss					(5.3)	(5.3)
Cash dividends declared			(11.3)			(11.3)
Stock-based payments:
Stock-based compensation		4.3				4.3
Stock option exercises and other	0.1	1.1		(0.5)		0.7
Performance share unit transactions	0.5	(0.5)		(2.7)		(2.7)
Excess tax benefit from stock-based compensation		0.5				0.5
Stock repurchase program				(10.6)		(10.6)
Balance at September 30, 2015	$64.8	$192.4	$267.7	$(40.9)	$(84.8)	$399.2

(in millions)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2014	$63.8	$177.0	$168.9	$(16.8)	$(41.9)	$351.0
Net income			39.9			39.9
Total other comprehensive loss					(6.5)	(6.5)
Cash dividends declared			(3.8)			(3.8)
Stock-based payments:
Stock-based compensation		3.4				3.4
Stock option exercises and other	0.3	1.7				2.0
Stock repurchase program				$(6.7)		$(6.7)
Balance at September 30, 2014	$64.1	$182.1	$205.0	$(23.5)	$(48.4)	$379.3

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
These statements include all normal and recurring adjustments that we considered necessary to present a fair statement of our results of operations, financial condition and cash flow. Intercompany balances and transactions have been eliminated in consolidation. The results reported in these condensed consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. While we label our quarterly information using a calendar convention whereby our first, second and third quarters are labeled as ending on March 31, June 30 and September 30, respectively, it is our longstanding practice to establish interim quarterly closing dates based on a 13-week period ending on a Saturday, with our fiscal year ending on December 31. The effects of this practice are not material and exist only within a reporting year.
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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. The FASB decided to allow either a “full retrospective” adoption, in which the standard is applied to all periods presented in the financial statements, or a “modified retrospective” adoption, in which the guidance is applied retrospectively only to the most current period presented in the financial statements, with the cumulative effect of initially applying the new standard being recognized as an adjustment to the opening balance of retained earnings. As originally proposed, this guidance was effective for annual

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

reporting periods beginning on or after December 15, 2016, including interim periods within that reporting period, and early adoption was not permitted. In July 2015, the FASB voted to approve a one-year deferral of the effective date, to annual reporting periods beginning on or after December 15, 2017, including interim periods within that reporting period. The final ASU 2015-14 also allows companies to adopt the guidance early, but no earlier than the original effective date. The Company is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements.
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
In July 2015, the FASB issued ASU No. 2015-15, Interest – Imputation of Interest (Subtopic 855-30), Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which presents the SEC staff’s opinion, in response to ASU No. 2015-03, that debt issuance costs associated with line-of-credit arrangements may be deferred, presented as an asset, and subsequently amortized ratably over the respective term, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The effective date of this guidance, and the expected impact upon adoption, is consistent with that discussed above with respect to ASU No. 2015-03.
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
NOTE 2 – INVENTORIES
The following table summarizes the components of Inventories:

(in millions)	September 30, 2015	December 31, 2014
Raw materials	$46.8	$53.1
Work in progress	26.1	23.7
Finished goods	51.8	44.2
Total inventories	$124.7	$121.0

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

NOTE 3 – DEBT
The following table summarizes the components of Long-term borrowings and capital lease obligations:

(in millions)	September 30, 2015	December 31, 2014
Senior Secured Credit Facility:
Revolving credit facility	$—	$—
Term loan	46.3	49.2
Capital lease obligations	0.7	1.0
Total long-term borrowings and capital lease obligations, including current portion	47.0	50.2
Less: Current maturities	6.1	5.8
Less: Current capital lease obligations	0.4	0.4
Total long-term borrowings and capital lease obligations, net	$40.5	$44.0
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
The following table summarizes the carrying amounts and fair values of the Company’s financial instruments:

	September 30, 2015		December 31, 2014
(in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value
Long-term borrowings (a)	$47.0	$47.0	$50.2	$50.2

(a)
Long-term borrowings includes current portions of long-term debt and current portions of capital lease obligations of $6.5 million and $6.2 million as of September 30, 2015 and December 31, 2014, respectively.

In March 2013, the Company executed a $225.0 million senior secured credit facility (the “Senior Secured Credit Facility”) comprised of a five-year fully funded term loan of $75.0 million and a five-year $150.0 million revolving credit facility. As of September 30, 2015, there was no cash drawn and $23.4 million of undrawn letters of credit under the $150.0 million revolving credit facility portion of the Senior Secured Credit Facility, with $126.6 million of net availability for borrowings.
For the nine months ended September 30, 2015, there were no gross borrowings or gross payments under the Company’s domestic revolving credit facility. For the nine months ended September 30, 2014, gross borrowings and gross payments under the Company’s domestic revolving credit facility were $6.5 million and $26.5 million, respectively.
As of September 30, 2015, there were no borrowings against the Company’s non-U.S. lines of credit which provide for borrowings of up to $10.2 million.
The Senior Secured Credit Facility requires the Company to comply with financial covenants related to the maintenance of a minimum fixed charge coverage ratio and maximum leverage ratio. The financial covenants are measured at each fiscal quarter-end. Restricted payments, including dividends, are permitted only if the pro-forma leverage ratio after giving effect to such payment is less than 3.25x, pro-forma compliance after giving effect to such payment is maintained for all other financial covenants and there are no existing defaults under the Senior Secured Credit Facility. The Company was in compliance with all of its debt covenants as of September 30, 2015.
NOTE 4 – INCOME TAXES
The Company recognized income tax expense of $8.7 million and $8.5 million for the three months ended September 30, 2015 and 2014, respectively. The increase in tax expense in the current-year quarter is largely due to higher pre-tax income levels. The effective tax rate for the three months ended September 30, 2015 was 34.7%, compared to 35.9% in the prior-year quarter.
For the nine months ended September 30, 2015 and 2014, the Company recognized income tax expense of $27.3 million and $18.4 million, respectively. The effective tax rate was 35.5% and 31.6% for the nine months ended September 30, 2015 and 2014, respectively. The increase in tax expense and the effective tax rate in the nine months ended September 30, 2015 was primarily due to higher pre-tax income levels and the effects of a $1.5 million tax benefit recognized in the prior-year period

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

associated with a reduction in unrecognized tax benefits, primarily related to the completion of an Internal Revenue Service (“IRS”) audit.
NOTE 5 – PENSIONS
The following table summarizes the components of net postretirement pension expense:

	U.S. Benefit Plan				Non-U.S. Benefit Plans
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2015	2014	2015	2014	2015	2014	2015	2014
Service cost	$—	$—	—	—	$—	$0.1	$0.2	$0.3
Interest cost	1.9	2.0	5.7	5.9	0.6	0.7	1.6	2.0
Amortization of actuarial loss	1.7	1.3	5.1	3.8	0.2	0.1	0.6	0.3
Expected return on plan assets	(2.6)	(2.3)	(7.7)	(6.8)	(0.6)	(0.9)	(2.0)	(2.7)
Net postretirement pension expense (benefit)	$1.0	$1.0	3.1	2.9	$0.2	$—	$0.4	$(0.1)
During the nine months ended September 30, 2015 and 2014, the Company contributed $5.5 million and $7.3 million to its U.S. defined benefit plan, respectively, and $1.2 million and $1.0 million to its non-U.S. defined benefit plans, respectively.
For the year ended December 31, 2015, the Company expects to contribute up to $7.0 million to the U.S. benefit plan and up to $1.2 million to the non-U.S. benefit plans.
During the nine months ended September 30, 2015, the Company repurchased all of the remaining shares of its common stock from its U.S benefit plan for a total cost of $3.6 million. The repurchases were made under the stock repurchase program discussed further in Note 9 – Stockholders’ Equity. At December 31, 2014, total assets of the U.S. benefit plan included 0.2 million of the Company’s common stock shares that were valued at $3.6 million. The value of the shares was determined using quoted market prices (Level 1 input).
NOTE 6 – COMMITMENTS AND CONTINGENCIES
Guarantees
The Company provides indemnifications and other guarantees in the ordinary course of business, the terms of which range in duration and often are not explicitly defined. Specifically, the Company is occasionally required to provide letters of credit and bid and performance bonds to various customers, principally to act as security for retention levels related to casualty insurance policies and to guarantee the performance of subsidiaries that engage in export and domestic transactions. At September 30, 2015, the Company had outstanding performance and financial standby letters of credit, as well as outstanding bid and performance bonds, in the aggregate amount of $34.7 million. If any such letters of credit or bonds are called, the Company would be obligated to reimburse the issuer of the letter of credit or bond. The Company believes the likelihood of any currently outstanding letter of credit or bond being called is remote.
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

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

The following table summarizes the changes in the Company’s warranty liabilities:

(in millions)	2015	2014
Balance at January 1	$9.1	$8.4
Provisions to expense	5.1	5.2
Payments	(5.6)	(5.5)
Balance at September 30	$8.6	$8.1
Environmental Liabilities
Reserves of $0.9 million and $1.3 million related to the environmental remediation of the Pearland, Texas facility are included in liabilities of discontinued operations on the Condensed Consolidated Balance Sheets at September 30, 2015 and December 31, 2014, respectively. The facility was previously used by the Company’s discontinued Pauluhn business and manufactured marine, offshore and industrial lighting products. The Company sold the facility in May 2012 and while the Company has not finalized its plans, it is probable that the site will require remediation. The recorded reserves are based on an undiscounted estimate of the range of costs to remediate the site, depending upon the remediation approach and other factors. The Company’s estimate may change in the near-term as more information becomes available; however, the costs are not expected to have a material adverse effect on the Company’s results of operations, financial position or cash flow.
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
Hearing Loss Litigation
The Company has been sued for monetary damages by firefighters who claim that exposure to the Company’s sirens has impaired their hearing and that the sirens are therefore defective. There were 33 cases filed during the period of 1999 through 2004 involving a total of 2,443 plaintiffs in the Circuit Court of Cook County, Illinois. These cases involved more than 1,800 firefighter plaintiffs from locations outside of Chicago. In 2009, six additional cases were filed in Cook County involving 299 Pennsylvania firefighter plaintiffs. During 2013, another case was filed in Cook County involving 74 Pennsylvania firefighter plaintiffs.
The trial of the first 27 of these plaintiffs’ claims occurred in 2008, whereby a Cook County jury returned a unanimous verdict in favor of the Company.
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
On June 25, 2014, a unanimous three-judge panel of the First District Illinois Appellate Court issued its opinion reversing the class certification order of the trial court. Specifically, the Appellate Court determined that the trial court’s ruling failed to satisfy the class-action requirements that the common issues of the firefighters’ claims predominate over the individual issues and that there is an adequate representative for the class. During a status hearing on October 8, 2014, plaintiffs represented to the Court that they would again seek to certify a class of firefighters on the issue of whether the Company’s sirens were defective and unreasonably dangerous. On January 12, 2015, plaintiffs filed motions to amend their complaints to add class action allegations with respect to Chicago firefighter plaintiffs as well as the approximately 1,800 firefighter plaintiffs from locations outside of Chicago. On March 11, 2015, the trial court granted plaintiffs’ motions to amend their complaints. Plaintiffs have indicated that they will now file motions to certify classes in these cases. On April 24, 2015, the cases were transferred to Cook County chancery court, which will decide all class certification issues. The Company intends to continue its objections to any attempt at certification. The Company also has filed motions to dismiss cases involving firefighters located outside of Cook County based on improper venue. Plaintiffs have requested discovery from the Company related to these venue motions. The Court has scheduled a further status hearing regarding venue matters for December 2, 2015.
The Company has also been sued on this issue outside of the Cook County, Illinois venue. Many of these cases have involved lawsuits filed by a single attorney in the Court of Common Pleas, Philadelphia County, Pennsylvania. During 2007 and through 2009, this attorney filed a total of 71 lawsuits, involving 71 plaintiffs in this jurisdiction. Three of these cases were dismissed pursuant to pretrial motions filed by the Company. Another case was voluntarily dismissed. Prior to trial in four cases, the Company paid nominal sums to obtain dismissals.
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
During April through October 2012, 20 new cases were filed in the Court of Common Pleas, Philadelphia County, Pennsylvania. These cases were filed on behalf of 20 Philadelphia firefighters and involve various defendants in addition to the Company. Five of these cases were subsequently dismissed. The first trial involving these new Philadelphia cases occurred during December 2014 and involved three firefighter plaintiffs. The jury returned a verdict in favor of the Company. Following this trial, all of the parties agreed to settle cases involving seven firefighter plaintiffs set for trial during January 2015 for nominal amounts per plaintiff. In January 2015, plaintiffs’ attorneys filed two new complaints in the Court of Common Pleas, Philadelphia, Pennsylvania on behalf of approximately 70 additional firefighter plaintiffs. The vast majority of the firefighters identified in these complaints are located outside of Pennsylvania. One of the complaints in these cases, which involves 11 firefighter plaintiffs from the District of Columbia, has been removed to federal court in the Eastern District of Pennsylvania. During August 2015, two new cases were filed in the Court of Common Pleas, Philadelphia County, Pennsylvania. These cases involve a total of 42 firefighters; most of these firefighters worked at fire departments in New Jersey and New York. Plaintiffs have named various other defendants in addition to the Company.
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
On September 17, 2014, 20 lawsuits, involving a total of 193 Buffalo Fire Department firefighters, were filed in the Supreme Court of the State of New York, Erie County. Several product manufacturers, including the Company, have been named as defendants in these cases. All of the cases filed in Erie County, New York have been removed to federal court in the Western District of New York. During February 2015, a lawsuit involving one New York City firefighter plaintiff was filed in the Supreme Court of the State of New York, New York County. Plaintiff named the Company as well as several other parties as defendants. That case has been transferred to federal court in the Northern District of New York. The Company also is aware that a lawsuit involving eight New York City firefighters was filed in New York County, New York, on April 24, 2015 and that a lawsuit involving 34 New Jersey firefighters was filed in Union County, New Jersey state court on May 4, 2015. The Company has not yet been served in those two cases.
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
The Company’s ongoing negotiations with its insurer, CNA, over insurance coverage on these claims have resulted in reimbursements of a portion of the Company’s defense costs. These reimbursements are recorded as a reduction of corporate operating expenses. For the nine months ended September 30, 2015 and 2014, the Company recorded $0.2 million and $0.2 million of reimbursements from CNA related to legal costs, respectively.

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
As of September 30, 2015, the Company has not accrued any liability within its consolidated financial statements for this lawsuit. In evaluating whether a charge to record a reserve was necessary, the Company analyzed all of the available information, including the legal reasoning applied by the judge of the trial court in reaching its decision. Based on the Company’s analysis, and consultations with external counsel, the Company has assessed the likelihood of a successful appeal to be more likely than not and therefore does not believe that a probable loss has been incurred. In the event that the Company’s appeal of the initial judgment is unsuccessful or not fully successful, the Company would expect to record a charge that could range from zero to approximately $5 million. This range includes the amount of the adverse judgment, as well as estimated interest that will continue to accrue throughout the appeal process.
NOTE 7 – EARNINGS PER SHARE
The Company computes earnings per share (“EPS”) in accordance with ASC 260, Earnings per Share, which requires that non-vested restricted stock containing non-forfeitable dividend rights should be treated as participating securities pursuant to the two-class method. Under the two-class method, net income is reduced by the amount of dividends declared in the period for common stock and participating securities. The remaining undistributed earnings are then allocated to common stock and participating securities as if all of the net income for the period had been distributed. The amounts of distributed and undistributed earnings allocated to participating securities for the three and nine months ended September 30, 2015 and 2014 were insignificant and did not materially impact the calculation of basic or diluted EPS.
Basic EPS is computed by dividing income or loss available to common stockholders by the weighted average number of shares of common stock and non-vested restricted stock awards outstanding for the period.
Diluted EPS is computed using the weighted average number of shares of common stock and non-vested restricted stock awards outstanding for the year plus the effect of dilutive potential common shares outstanding during the period. The dilutive effect of common stock equivalents is determined using the more dilutive of the two-class method or alternative methods. The Company uses the treasury stock method to determine the potentially dilutive impact of our employee stock options and restricted stock units, and the contingently issuable method for our performance-based restricted stock unit awards.
For the three and nine months ended September 30, 2015 and 2014, options to purchase 0.8 million and 0.5 million shares of the Company’s common stock, respectively, had an anti-dilutive effect on EPS, and accordingly, are excluded from the calculation of diluted EPS.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

The following table reconciles Net income to basic and diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2015	2014	2015	2014
Income from continuing operations	$16.4	$15.2	$49.6	$39.8
Gain from discontinued operations and disposal, net of tax	2.4	0.2	2.4	0.1
Net income	$18.8	$15.4	$52.0	$39.9
Weighted average shares outstanding – Basic	62.3	62.7	62.4	62.8
Dilutive effect of common stock equivalents	1.0	1.1	1.0	1.0
Weighted average shares outstanding – Diluted	$63.3	$63.8	$63.4	$63.8
Basic earnings per share:
Earnings from continuing operations	$0.26	$0.24	$0.79	$0.63
Gain from discontinued operations and disposal, net of tax	0.04	—	0.04	—
Net earnings per share	$0.30	$0.24	$0.83	$0.63
Diluted earnings per share:
Earnings from continuing operations	$0.26	$0.24	$0.78	$0.62
Gain from discontinued operations and disposal, net of tax	0.04	—	0.04	—
Net earnings per share	$0.30	$0.24	$0.82	$0.62
NOTE 8 – STOCK-BASED COMPENSATION
On December 31, 2014, performance share units (“PSUs”) granted in 2012 became fully vested. The EPS threshold associated with these awards was achieved at the maximum level, and 200% of the target shares were earned. In addition, during the nine months ended September 30, 2015, various restricted stock awards granted in 2012 became fully vested. These vested performance share units and restricted stock awards were net share settled. In connection with the issuance of the shares underlying the PSUs during the nine months ended September 30, 2015, and with the vesting of restricted stock, the Company transferred 0.2 million shares into Treasury stock, based upon the Company’s closing stock price on the vesting date, to satisfy the employees’ minimum statutory withholding obligation for applicable income and other employment taxes. The Company then remitted the equivalent cash value to the appropriate taxing authorities.
Total payments for the employees’ tax obligations to the relevant taxing authorities were $3.2 million for the nine months ended September 30, 2015, and are reflected as a financing activity within the Condensed Consolidated Statements of Cash Flows.
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
On July 16, 2015, the Board declared a quarterly cash dividend of $0.06 per common share. The dividend totaled $3.8 million and was distributed on August 27, 2015 to holders of record at the close of business on August 6, 2015.
On October 27, 2015, the Board declared a quarterly cash dividend of $0.07 per common share payable on December 8, 2015 to holders of record at the close of business on November 17, 2015.
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
During the three and nine months ended September 30, 2015, the Company repurchased 394,430 and 724,792 shares for a total of $5.6 million and $10.6 million, respectively, under the authorized stock repurchase programs. During the second quarter of 2015, cumulative stock repurchases under the April 2014 program reached the maximum authorized level of $15.0 million. No additional stock repurchases will be made under that program.
Under its stock repurchase programs, the Company is authorized to repurchase, from time to time, shares of its outstanding common stock in the open market or through privately negotiated transactions. Stock repurchases by the Company are subject to market conditions and other factors and may be commenced, suspended or discontinued at any time.
Accumulated Other Comprehensive Loss
The following tables summarize the changes in each component of Accumulated other comprehensive loss, net of tax:

(in millions) (a)	Actuarial Losses (b)	Foreign Currency Translation	Unrealized Gain on Derivatives	Total
Balance at July 1, 2015	$(77.6)	$(7.1)	$0.1	$(84.6)
Other comprehensive income (loss) before reclassifications	0.6	(2.0)	—	(1.4)
Amounts reclassified from accumulated other comprehensive loss	1.2	—	—	1.2
Net current-period other comprehensive income (loss)	1.8	(2.0)	—	(0.2)
Balance at September 30, 2015	$(75.8)	$(9.1)	$0.1	$(84.8)

Balance at July 1, 2014	$(56.7)	$16.4	$—	$(40.3)
Other comprehensive income (loss) before reclassifications	0.6	(9.6)	0.2	(8.8)
Amounts reclassified from accumulated other comprehensive loss	0.8	(0.1)	—	0.7
Net current-period other comprehensive income (loss)	1.4	(9.7)	0.2	(8.1)
Balance at September 30, 2014	$(55.3)	$6.7	$0.2	$(48.4)

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

(in millions) (a)	Actuarial Losses (b)	Foreign Currency Translation	Unrealized Gain on Derivatives	Total
Balance at January 1, 2015	$(79.8)	$0.2	$0.1	$(79.5)
Other comprehensive income (loss) before reclassifications	0.4	(9.3)	—	(8.9)
Amounts reclassified from accumulated other comprehensive loss	3.6	—	—	3.6
Net current-period other comprehensive income (loss)	4.0	(9.3)	—	(5.3)
Balance at September 30, 2015	$(75.8)	$(9.1)	$0.1	$(84.8)

Balance at January 1, 2014	$(58.1)	$16.0	$0.2	$(41.9)
Other comprehensive income (loss) before reclassifications	0.3	(9.4)	—	(9.1)
Amounts reclassified from accumulated other comprehensive loss	2.5	0.1	—	2.6
Net current-period other comprehensive income (loss)	2.8	(9.3)	—	(6.5)
Balance at September 30, 2014	$(55.3)	$6.7	$0.2	$(48.4)

(a)	Amounts in parenthesis indicate debits.

(b)
Actuarial losses increased significantly during the fourth quarter of 2014 based on an updated actuarial valuation of the Company’s defined-benefit pension obligations. Largely as a result of a lower discount rate and improved mortality assumptions, the Company’s long-term pension liabilities increased, which contributed to a corresponding increase in actuarial losses.

The following table summarizes the amount of actuarial losses reclassified from Accumulated other comprehensive loss, net of tax, in the three months ended September 30, 2015 and 2014 and the affected line item in the Condensed Consolidated Statements of Operations:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in Condensed Consolidated Statements of Operations
	2015	2014
	(in millions) (a)
Amortization of actuarial losses of defined benefit pension plans	$(1.9)	$(1.4)	(b)
Total before tax	(1.9)	(1.4)
Income tax benefit	0.7	0.6	Income tax expense
Total reclassifications for the period, net of tax	$(1.2)	$(0.8)
The following table summarizes the amount of actuarial losses reclassified from Accumulated other comprehensive loss, net of tax, in the nine months ended September 30, 2015 and 2014 and the affected line item in the Condensed Consolidated Statements of Operations:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in Condensed Consolidated Statements of Operations
	2015	2014
	(in millions) (a)
Amortization of actuarial losses of defined benefit pension plans	$(5.7)	$(4.1)	(b)
Total before tax	(5.7)	(4.1)
Income tax benefit	2.1	1.6	Income tax expense
Total reclassifications for the period, net of tax	$(3.6)	$(2.5)

(a)	Amount in parenthesis indicate debits to profit/loss.

(b)
The actuarial loss components of Accumulated other comprehensive loss are included in the computation of net periodic pension cost for the three and nine months ended September 30, 2015 and 2014, as disclosed in Note 5 – Pensions.

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

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

The following tables summarize the Company’s continuing operations by segment, including Net sales, Operating income (loss), and Total assets:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2015	2014	2015	2014
Net sales:
Environmental Solutions	$123.0	$134.1	$409.8	$394.0
Safety and Security Systems	56.7	59.7	171.8	176.0
Fire Rescue	26.1	25.5	76.6	84.1
Total net sales	$205.8	$219.3	$658.2	$654.1
Operating income (loss):
Environmental Solutions	$21.5	$21.5	$74.6	$59.8
Safety and Security Systems	9.3	9.4	23.2	21.2
Fire Rescue	0.7	(0.2)	1.0	(1.3)
Corporate and eliminations	(5.6)	(5.8)	(18.9)	(18.1)
Total operating income	25.9	24.9	79.9	61.6
Interest expense	0.5	0.9	1.7	2.8
Other expense, net	0.3	0.3	1.3	0.6
Income before income taxes	$25.1	$23.7	$76.9	$58.2

(in millions)	As of September 30, 2015	As of December 31, 2014
Total assets:
Environmental Solutions	$264.6	$254.2
Safety and Security Systems	206.9	208.3
Fire Rescue	110.7	124.0
Corporate and eliminations	78.6	68.0
Total assets of continuing operations	660.8	654.5
Total assets of discontinued operations	2.0	4.2
Total assets	$662.8	$658.7
NOTE 11 – DISCONTINUED OPERATIONS
There were no new discontinued operations in 2014 or in the nine months ended September 30, 2015.
The Company retains certain liabilities for operations discontinued in prior years, primarily for environmental remediation and product liability. Included in liabilities of discontinued operations at September 30, 2015 and December 31, 2014 was $0.9 million and $1.3 million, respectively, related to environmental remediation at the Pearland, Texas facility, previously used by the Company’s discontinued Pauluhn business, and $3.0 million and $3.0 million, respectively, relating to estimated product liability obligations of the discontinued North American refuse truck body business.
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
In the three months ended September 30, 2015, the Company received the remaining general escrow funds of $4.0 million and recorded this income as a component of Gain from discontinued operations and disposal, net of tax within its Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2015. There are no amounts remaining in escrow as of September 30, 2015.

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
Net sales decreased by $13.5 million, or 6%, in the three months ended September 30, 2015 as compared to the prior-year quarter. Net sales in the current-year quarter were adversely impacted by foreign currency translation effects of $5.1 million. Our Fire Rescue Group reported a net sales increase of $0.6 million, or 2%, despite unfavorable currency translation effects of $3.4 million. The improvement was primarily due to increased sales into U.S. industrial and European markets, partially offset by lower sales into the Asia Pacific. This increase was offset by lower net sales in our Environmental Solutions and Safety and Security Systems groups. In our Environmental Solutions Group, net sales were $11.1 million lower than the prior-year quarter, due to reduced sales of domestic vacuum trucks and sewer cleaners. Within our Safety and Security Systems Group, net sales were down $3.0 million compared to the prior-year quarter, primarily due to lower sales of industrial products into oil and gas markets, as well as a $1.7 million unfavorable currency translation impact, partially offset by higher sales into European public safety markets.
Despite an unfavorable foreign currency translation impact of $18.8 million, net sales for the nine months ended September 30, 2015 increased by $4.1 million, or 1%, compared to the prior-year period. The increase was largely driven by higher shipments of street sweepers in our Environmental Solutions Group, where net sales increased by $15.8 million, or 4%. This improvement was offset by reductions in net sales in our Fire Rescue and Safety and Security Systems groups of $7.5 million and $4.2 million, respectively, which were due in large part to the aforementioned adverse currency translation effects. Excluding the adverse currency translation effects, net sales in our Fire Rescue and Safety and Security Systems groups for the nine months ended September 30, 2015 were up 6% and 1%, respectively, compared to the prior-year period.
Operating income increased by $1.0 million, or 4%, to $25.9 million in the three months ended September 30, 2015 as compared to the prior-year quarter. The improvement was largely due to a $0.9 million increase in operating income in our Fire Rescue Group that was net of a $0.3 million restructuring charge associated with headcount reductions designed to reduce ongoing operating costs. Consolidated operating margin for the three months ended September 30, 2015 was 12.6%, up from 11.4% in the prior year, benefiting from margin improvements in all three of our groups. Approximately 0.8% of the margin improvement related to an earlier-than-expected recovery against an order cancellation in our Safety and Security Systems Group. For the nine months ended September 30, 2015, operating income increased by $18.3 million, or 30%, to $79.9 million, translating to a consolidated operating margin of 12.1% compared to 9.4% in the prior-year period. The increase was primarily attributable to improved operating leverage and higher volumes within our Environmental Solutions Group, which drove increased gross profit, partially offset by $0.7 million of restructuring charges. While foreign currency translation has adversely impacted consolidated net sales in 2015, the impact on operating income has not been significant, reducing consolidated operating income by less than 2% in each of the current-year periods.
Income before income taxes increased by $1.4 million, or 6%, to $25.1 million for the three months ended September 30, 2015 as compared to the prior-year quarter. The increase was driven by the improvement in operating income, as well as a $0.4 million reduction in interest expense resulting from lower debt levels. For the nine months ended September 30, 2015, income before income taxes was $76.9 million, representing an $18.7 million, or 32%, improvement compared to the prior-year period.

The increase was primarily driven by an $18.3 million improvement in operating income, and a $1.1 million reduction in interest expense, partially offset by a $0.7 million increase in other expense, net.
Net income from continuing operations for the three and nine months ended September 30, 2015 was also impacted by increases in income tax expense of $0.2 million and $8.9 million, respectively, largely due to higher pre-tax income levels. The effective tax rate for the nine months ended September 30, 2015 of 35.5% was higher than the 31.6% effective tax rate in the prior-year period, which was favorably impacted by a $1.5 million net reduction in unrecognized tax benefits, primarily related to the completion of an IRS audit.
Total orders for the three months ended September 30, 2015 decreased by $20.5 million, or 9%, compared to the prior-year quarter. Despite an unfavorable foreign currency translation impact of $6.1 million, orders within our Fire Rescue Group were up $13.8 million, or 62%. In local currency, orders within our Fire Rescue Group increased by 94%, largely due to increased orders from the Asia Pacific and the Middle East. Offsetting this improvement was a $31.6 million reduction in orders in our Environmental Solutions Group, primarily due to reductions in U.S. orders for vacuum trucks, sewer cleaners and street sweepers, partially offset by improved vacuum truck and street sweeper orders from Canadian markets. Orders in our Safety and Security Systems Group were down $2.7 million, which included a $2.2 million unfavorable currency translation impact.
Total orders decreased by $106.1 million, or 15%, in the nine months ended September 30, 2015. In the first nine months of 2015, each of our Groups has seen a reduction in orders, with decreases of 19%, 15% and 6% in our Environmental Solutions, Fire Rescue and Safety and Security Systems groups, respectively. Largely as a result of increased shipments and the decrease in orders in each of our groups during the first nine months of 2015, including the effects of adverse foreign currency translation, our consolidated backlog has decreased by $60.5 million, or 18%, from $328.2 million at December 31, 2014 to $267.7 million at September 30, 2015. Consolidated backlog at September 30, 2015 was relatively unchanged from the $269.1 million reported at the end of the second quarter of 2015.
Results of Operations
The following table summarizes our Condensed Consolidated Statements of Operations and illustrates the key financial indicators used to assess our consolidated financial results:

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in millions, except per share data)	2015	2014	Change	2015	2014	Change
Net sales	$205.8	$219.3	$(13.5)	$658.2	$654.1	$4.1
Cost of sales	146.2	160.9	(14.7)	473.7	490.0	(16.3)
Gross profit	59.6	58.4	1.2	184.5	164.1	20.4
Selling, engineering, general and administrative expenses	33.4	33.4	—	103.9	102.5	1.4
Restructuring	0.3	0.1	0.2	0.7	—	0.7
Operating income	25.9	24.9	1.0	79.9	61.6	18.3
Interest expense	0.5	0.9	(0.4)	1.7	2.8	(1.1)
Other expense, net	0.3	0.3	—	1.3	0.6	0.7
Income before income taxes	25.1	23.7	1.4	76.9	58.2	18.7
Income tax expense	(8.7)	(8.5)	(0.2)	(27.3)	(18.4)	(8.9)
Income from continuing operations	16.4	15.2	1.2	49.6	39.8	9.8
Gain from discontinued operations and disposal, net of tax	2.4	0.2	2.2	2.4	0.1	2.3
Net income	$18.8	$15.4	$3.4	$52.0	$39.9	$12.1
Operating data:
Operating margin	12.6%	11.4%	1.2%	12.1%	9.4%	2.7%
Diluted earnings per share – Continuing operations	$0.26	$0.24	$0.02	$0.78	$0.62	$0.16
Total orders	204.3	224.8	(20.5)	603.8	709.9	(106.1)
Backlog	267.7	352.8	(85.1)	267.7	352.8	(85.1)
Depreciation and amortization	3.7	3.8	(0.1)	11.4	11.1	0.3

Net sales
Net sales decreased by $13.5 million, or 6%, for the three months ended September 30, 2015 compared to the prior-year quarter. The Fire Rescue Group reported a $0.6 million improvement in net sales, despite an unfavorable foreign currency translation effect of $3.4 million. In local currency, net sales within the Fire Rescue Group were up 20%, driven by increased sales into European and U.S. industrial markets, partially offset by decreased sales into the Asia Pacific. Offsetting this improvement was an $11.1 million reduction in net sales in our Environmental Solutions Group, primarily due to decreases in vacuum truck and sewer cleaner sales of $7.0 million and $4.0 million, respectively. In the Safety and Security Systems Group, net sales decreased by $3.0 million, largely due to lower sales of industrial products into oil and gas markets, as well as a $1.7 million unfavorable currency translation impact, partially offset by higher sales into European public safety markets.
For the nine months ended September 30, 2015, net sales increased by $4.1 million, or 1%, compared to the prior-year period, despite an $18.8 million unfavorable foreign currency translation impact. Net sales in the Environmental Solutions Group increased by $15.8 million, or 4%, primarily due to a $23.3 million increase in shipments of street sweepers, partially offset by a $5.2 million reduction in sewer cleaner sales. The improvement in net sales within our Environmental Solutions Group was partially offset by lower sales within the Fire Rescue and Safety and Security Systems groups. In the Fire Rescue Group, net sales for the nine months ended September 30, 2015 in local currency were 10% higher than the prior-year period, largely represented by increased sales into U.S. industrial markets, Europe and the Middle East. However, primarily due to a $12.4 million adverse foreign currency translation impact, reported net sales in this group were down $7.5 million compared to the prior-year period. In the Safety and Security Systems Group, net sales decreased by $4.2 million, largely due to a $9.6 million decline in sales of industrial products, primarily attributable to lower demand in oil and gas markets and coal markets and an unfavorable foreign currency translation effect of $6.4 million, partially offset by a $7.7 million improvement in sales into European public safety markets and a $5.0 million increase in international sales of integrated systems.
Cost of sales
Cost of sales decreased by $14.7 million, or 9%, for the three months ended September 30, 2015 compared to the prior-year quarter, largely due to decreases of $11.6 million within the Environmental Solutions Group, primarily driven by lower unit volumes and favorable product mix. Costs of sales were further reduced by $2.9 million within the Safety and Security Systems Group, largely driven by favorable foreign currency translation and sales mix effects.
For the nine months ended September 30, 2015, cost of sales decreased by $16.3 million, or 3%, compared to the prior-year period, largely due to an $8.7 million decrease within the Fire Rescue Group, principally associated with a $9.7 million favorable foreign currency translation effect. The Safety and Security Systems Group also reported a $7.4 million cost of sales reduction, driven by favorable foreign currency and sales mix effects.
Gross profit
For the three months ended September 30, 2015, gross profit increased by $1.2 million compared to the prior-year quarter. Gross margin for the three months ended September 30, 2015 was 29.0%, up from 26.6% in the prior-year quarter. The increase in gross margin was primarily the result of productivity and facilities utilization improvements and improved pricing within the Environmental Solutions Group, together with effects of receiving a large order cancellation fee during the current-year quarter in the Safety and Security Systems Group. The Fire Rescue Group also saw improvement in gross margin for the three months ended September 30, 2015 rising to 19.2% from 16.5% in the prior-year quarter, partly attributable to a recent effort to reduce the intake of low-margin orders, as well as production efficiencies resulting from recent manufacturing facility improvements.
For the nine months ended September 30, 2015, gross profit increased by $20.4 million, or 12%, compared to the prior-year period. Gross margin for the nine months ended September 30, 2015 was 28.0%, up from 25.1% in the prior-year period. The drivers of the gross margin improvement for the nine-month period were largely similar to those which contributed to the improvement in the three months ended September 30, 2015. In addition, the Safety and Security Systems Group generated steady gross margin improvement primarily attributable to reduced costs, moderate pricing gains, favorable product mix, and the receipt of the aforementioned order cancellation fee.
Selling, engineering, general and administrative expenses
Selling, engineering, general and administrative (“SEG&A”) expenses for the three months ended September 30, 2015 were flat with a $0.4 million decrease in the Fire Rescue Group, primarily due to favorable foreign currency effects, being partially offset by an increase of $0.5 million in the Environmental Solutions Group, largely due to higher employee compensation costs.
For the nine months ended September 30, 2015, SEG&A expenses increased by $1.4 million compared to the prior-year period,

largely due to increases of $1.2 million within the Environmental Solutions Group, associated with higher employee compensation costs and $0.8 million within Corporate, primarily due to higher fees for professional services and increased employee costs. The Safety and Security Systems Group also reported a $0.8 million increase in SEG&A expenses, primarily due to higher engineering expenses for new product development. Offsetting these increases was a $1.4 million reduction in SEG&A expenses within the Fire Rescue Group, primarily as a result of favorable foreign currency effects, offset by increased provisions for doubtful accounts and legal fees.
Operating income
Operating income for the three months ended September 30, 2015 increased by $1.0 million, or 4%, compared to the prior-year quarter. The increase was primarily attributable to a $0.9 million improvement in operating income at the Fire Rescue Group. Operating income in the current-year quarter included $0.3 million of restructuring expenses in connection with headcount reductions at our Finnish manufacturing facilities. Consolidated operating margin for the three months ended September 30, 2015 was 12.6%, up from 11.4% in the prior year, benefiting from margin improvements in all three of our groups. Approximately 0.8% of the margin improvement related to an earlier-than-expected recovery against an order cancellation in the Safety and Security Systems Group
For the nine months ended September 30, 2015, operating income increased by $18.3 million, or 30%, to $79.9 million, reflecting an operating margin of 12.1% compared to 9.4% in the prior-year period. The increase was primarily attributable to improved operating leverage and increased volumes within the Environmental Solutions Group, which drove improved gross profit, partially offset by $0.7 million of restructuring charges.
Interest expense
Compared with the same periods of the prior year, interest expense decreased by $0.4 million and $1.1 million for the three and nine months ended September 30, 2015, largely due to significant reductions in debt levels.
Other expense, net
Other expense, net totaled $0.3 million in the three months ended September 30, 2015 and 2014. For the nine months ended September 30, 2015, other expense, net was $1.3 million, up from $0.6 million in the prior-year period, with the increase largely driven by higher realized losses from foreign currency transactions.
Income tax expense
The Company recognized income tax expense of $8.7 million and $8.5 million for the three months ended September 30, 2015 and 2014, respectively. The increase in tax expense in the current-year quarter is largely due to higher pre-tax income levels. The effective tax rate for the three months ended September 30, 2015 was 34.7%, compared to 35.9% in the prior-year quarter.
For the nine months ended September 30, 2015 and 2014, the Company recognized income tax expense of $27.3 million and $18.4 million, respectively. The effective tax rate was 35.5% and 31.6% for the nine months ended September 30, 2015 and 2014, respectively. The increase in tax expense and the effective tax rate in the nine months ended September 30, 2015 was primarily due to higher pre-tax income levels and the effects of a $1.5 million tax benefit recognized in the prior-year period associated with a reduction in unrecognized tax benefits, primarily related to the completion of an IRS audit.
Income from continuing operations
Income from continuing operations for the three months ended September 30, 2015 increased by $1.2 million, compared to the prior-year quarter, largely due to increased operating income and reduced interest expense, as explained above, partially offset by a $0.2 million increase in income tax expense.
For the nine months ended September 30, 2015, income from continuing operations increased by $9.8 million, compared to the prior-year period, largely due to increased operating income and reduced interest expense, as explained above, partially offset by increases in income tax expense and other expense, net.
Gain from discontinued operations and disposal
There were no new discontinued operations in 2014 or in the nine months ended September 30, 2015. In the three months ended September 30, 2015, the Company received $4.0 million from the general escrow funds originally established in connection with the Company’s 2012 sale of FSTech. This income was recorded as a component of Gain from discontinued operations and disposal, net of tax expense of $1.6 million, within the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2015. There are no amounts remaining in escrow as of September 30, 2015.

Orders
Three months ended September 30, 2015 vs. three months ended September 30, 2014
Total orders decreased by $20.5 million, or 9%, for the three months ended September 30, 2015. The reduction was largely driven by a decrease of $31.6 million in the Environmental Solutions Group that was primarily due to reductions in U.S. orders for vacuum trucks, sewer cleaners and street sweepers, partially offset by improved vacuum truck and street sweeper orders from Canadian markets. Vacuum truck orders were adversely impacted by softness in oil and gas markets, which also had an indirect effect on demand within other industrial markets. In the prior-year quarter, there were a number of large fleet orders for street sweepers and sewer cleaners that did not repeat. Orders in the Safety and Security Systems Group were also down $2.7 million. In the Fire Rescue Group, orders improved by $13.8 million, or 62%, despite an unfavorable foreign currency translation effect of $6.1 million. In local currency, orders within the Fire Rescue Group increased by 94%, reflecting higher orders from the Asia Pacific and the Middle East.
U.S. municipal and governmental orders declined by 22%, primarily due to a $21.7 million decrease within the Environmental Solutions Group, which included reductions in orders for sewer cleaners and street sweepers of $11.7 million and $9.5 million, respectively. Orders of street sweepers and sewer cleaners were softer when compared with exceptionally high levels in the prior-year quarter, which included a number of large municipal fleet orders that did not repeat in the current-year quarter.
U.S. industrial orders decreased by 31%, largely driven by a $20.2 million reduction within the Environmental Solutions Group, which was primarily due to an $18.8 million decrease in vacuum truck orders associated with softness in oil and gas markets. Decreased demand within oil and gas markets also contributed to a $1.7 million reduction in industrial orders in the Safety and Security Systems Group.
Non-U.S. orders increased by 40% and were driven by a $13.5 million increase within the Fire Rescue Group, net of unfavorable currency translation effects, associated with strong order intake from the Asia Pacific and the Middle East. The Environmental Solutions Group also reported a $10.3 million increase in non-U.S. orders, largely on higher vacuum truck and street sweeper orders in Canada.
Nine months ended September 30, 2015 vs. nine months ended September 30, 2014
Total orders decreased by $106.1 million, or 15%, for the nine months ended September 30, 2015. The reduction was largely driven by a decrease of $77.3 million within the Environmental Solutions Group, as well as decreases of $17.2 million and $11.6 million within the Fire Rescue and Safety and Security Systems groups, respectively. Within the Environmental Solutions Group, vacuum truck orders were adversely impacted by softness in oil and gas markets, while sewer cleaner and street sweeper orders from our domestic municipal markets decreased largely due to fewer fleet orders when compared with the prior-year period. Partially offsetting these decreases were improved sewer cleaner orders from Canada. Orders within the Fire Rescue Group were adversely impacted by an unfavorable foreign currency translation effect of $18.9 million. In local currency, orders within the Fire Rescue Group increased by 4%. Within the Safety and Security Systems Group, unfavorable foreign currency translation effects of $6.8 million, as well as decreased orders for outdoor warning systems, integrated systems and industrial products, were partially offset by a $10.2 million improvement in orders from European public safety markets.
U.S. municipal and governmental orders decreased by 18%, primarily due to a $44.5 million reduction within the Environmental Solutions Group, where orders for sewer cleaners and street sweepers were down by $21.9 million and $21.5 million, respectively, compared to the prior-year period. Sewer cleaner and street sweeper orders from our municipal markets decreased largely due to fewer fleet orders when compared with the prior-year period. Further contributing to the overall decrease in U.S. municipal and governmental orders was a $3.4 million reduction within the Safety and Security Systems Group, largely due to lower orders for outdoor warning systems.
U.S. industrial orders decreased by 27%, largely driven by a $40.6 million reduction within the Environmental Solutions Group that included a $39.6 million decline in vacuum truck orders, reflecting softness in oil and gas markets. The Fire Rescue Group reported an $8.3 million reduction in U.S. industrial orders, largely attributable to multi-unit orders received in the prior year that did not repeat.
Non-U.S. orders decreased by 2% and were largely impacted by an $8.9 million decrease within the Fire Rescue Group, primarily due to unfavorable foreign currency translation effects and lower orders from the Asia Pacific markets, partially offset by improved orders from the Middle East. Within the Environmental Solutions Group, non-U.S. orders improved by $7.8 million, largely due to increased orders from Canada, partially offset by lower orders from the Middle East. The prior-year period included a large fleet order for street sweepers from the Middle East.

Backlog
Backlog was $267.7 million at September 30, 2015 compared to $352.8 million at September 30, 2014. The decrease of $85.1 million, or 24%, was primarily due to a $74.1 million reduction in backlog at the Environmental Solutions Group, reflective of lower orders for vacuum trucks, street sweepers and sewer cleaners, associated with lower activity in oil and gas markets and the absence of certain large fleet orders received in the prior year. The reduction in Environmental Solutions Group orders also includes the effects of receiving fewer advance orders from customers associated with shorter lead times for our products following our recent capacity improvements. Backlog within the Fire Rescue Group decreased by $12.2 million, primarily attributable to unfavorable foreign currency translation effects.
Environmental Solutions
The following table summarizes the Environmental Solutions Group’s operating results as of and for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in millions)	2015	2014	Change	2015	2014	Change
Net sales	$123.0	$134.1	$(11.1)	$409.8	$394.0	$15.8
Operating income	21.5	21.5	—	74.6	59.8	14.8
Operating data:
Operating margin	17.5%	16.0%	1.5%	18.2%	15.2%	3.0%
Total orders	$108.5	$140.1	$(31.6)	$329.0	$406.3	$(77.3)
Backlog	137.5	211.6	(74.1)	137.5	211.6	(74.1)
Depreciation and amortization	1.7	1.7	—	5.5	4.9	0.6
Three months ended September 30, 2015 vs. three months ended September 30, 2014
Total orders decreased by $31.6 million, or 23%, for the three months ended September 30, 2015. U.S. orders decreased by $41.9 million, or 33%, largely due to reductions in orders for vacuum trucks, sewer cleaners and street sweepers of $20.4 million, $10.0 million and $9.2 million, respectively. Vacuum truck orders were adversely impacted by softness in oil and gas markets, which had both a direct and indirect effect on demand within other industrial markets. In the prior-year quarter, there were a number of large fleet orders from municipalities for street sweepers and sewer cleaners that did not repeat in the three months ended September 30, 2015. Non-U.S. orders increased by $10.3 million, or 69%, for the three months ended September 30, 2015. Orders from Canada were up $9.8 million on increased vacuum truck and street sweepers, including a large municipal fleet order for street sweepers.
Net sales decreased by $11.1 million, or 8%, for the three months ended September 30, 2015. U.S. sales decreased by $10.9 million, or 10%, primarily driven by decreases in shipments of vacuum trucks and sewer cleaners of $10.1 million and $3.9 million, respectively. Partially offsetting these reductions was a $1.1 million increase in street sweeper sales. A decline in the demand for vacuum trucks and sewer cleaners is reflective of softness in the oil and gas markets, which has also driven decreased demand for additional rental units in the sewer cleaner market. Non-U.S. sales decreased slightly by $0.2 million for the three months ended September 30, 2015 largely relating to activity in our Canadian markets, with increased vacuum truck shipments of $3.1 million being partially offset by decreased street sweeper and sewer cleaner sales of $1.5 million and $0.7 million, respectively.
Cost of sales decreased by $11.6 million for the three months ended September 30, 2015. Lower unit volumes and favorable product mix effects of $6.5 million and $5.0 million, respectively, were the primary contributors to the decline. Gross margin for the three months ended September 30, 2015 improved to 26.6% from 24.0% in the prior year, mainly due to improved pricing, as well as productivity and capacity improvements at our manufacturing facilities.
SEG&A expenses increased by $0.5 million for the three months ended September 30, 2015, largely pertaining to increased employee compensation costs.
Operating income remained flat for the three months ended September 30, 2015. Pricing and productivity improvements contributed to a $0.5 million increase in gross profit, which was fully offset by the $0.5 million increase in SEG&A expenses.

Nine months ended September 30, 2015 vs. nine months ended September 30, 2014
Total orders decreased by $77.3 million, or 19%, for the nine months ended September 30, 2015. U.S. orders decreased by $85.1 million, or 25%, largely due to reductions in orders for vacuum trucks, sewer cleaners and street sweepers of $40.9 million, $20.5 million and $19.1 million, respectively. Vacuum truck orders were adversely impacted by softness in oil and gas markets, while street sweeper and sewer cleaner orders from our municipal markets decreased largely due to fewer fleet orders when compared with the prior-year period. Non-U.S. orders increased by $7.8 million, or 12%, for the nine months ended September 30, 2015. Orders from Canada were up $20.2 million, primarily driven by improved sewer cleaner orders, partially offset by declines in orders from the Middle East and Mexico of $10.6 million and $1.6 million, respectively. The prior-year period included a large fleet order for street sweepers from the Middle East.
Net sales increased by $15.8 million, or 4%, for the nine months ended September 30, 2015. U.S. sales increased by $11.3 million, or 4%, primarily due to a $26.3 million increase in shipments of street sweepers. Partially offsetting higher street sweeper sales were declines of sewer cleaner and vacuum truck shipments of $9.8 million and $6.8 million, respectively. Increased street sweeper shipments are reflective of strong municipal order intake in prior periods. A decline in the demand for sewer cleaners and vacuum trucks is reflective of softness in the oil and gas markets, which has also driven decreased demand for additional rental units in the sewer cleaner market. Non-U.S. sales increased by $4.5 million, or 7%, largely driven by improved sales within Canada, which includes increases in sales of vacuum trucks and sewer cleaners of $6.2 million and $3.8 million, respectively, partially offset by a $3.9 million decline in street sweeper shipments. Canadian street sweeper sales in the prior-year period included shipments of large fleet orders that did not repeat.
Cost of sales decreased slightly by $0.2 million for the nine months ended September 30, 2015. Favorable product mix effects of $17.7 million were largely offset by a $17.6 million increase associated with higher unit volumes. Gross margin for the nine months ended September 30, 2015 improved to 26.2% from 23.2% in the prior year, largely due to favorable pricing, coupled with productivity and capacity improvements at our manufacturing facilities.
SEG&A expenses increased by $1.2 million for the nine months ended September 30, 2015. The increase in SEG&A expenses largely resulted from increased employee compensation costs.
Operating income increased by $14.8 million, or 25%, for the nine months ended September 30, 2015. The increase in operating income was the result of higher gross profit of $16.0 million, primarily attributable to operating leverage and improved volumes, partially offset by the $1.2 million increase in SEG&A expenses.
Backlog was $137.5 million at September 30, 2015 compared to $211.6 million at September 30, 2014. The decrease was largely due to a lower backlog for vacuum trucks, street sweepers and sewer cleaners, which declined by $72.0 million in the aggregate, resulting from reduced demand from oil and gas markets and the absence of certain large fleet orders received in the prior year. The reduction in orders also includes the effects of receiving fewer advance orders from customers associated with shorter lead times for our products following our recent capacity improvements.
Safety and Security Systems
The following table summarizes the Safety and Security Systems Group’s operating results as of and for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in millions)	2015	2014	Change	2015	2014	Change
Net sales	$56.7	$59.7	$(3.0)	$171.8	$176.0	$(4.2)
Operating income	9.3	9.4	(0.1)	23.2	21.2	2.0
Operating data:
Operating margin	16.4%	15.7%	0.7%	13.5%	12.0%	1.5%
Total orders	$59.7	$62.4	$(2.7)	$177.8	$189.4	$(11.6)
Backlog	41.8	40.6	1.2	41.8	40.6	1.2
Depreciation and amortization	1.2	1.2	—	3.5	3.4	0.1
Three months ended September 30, 2015 vs. three months ended September 30, 2014
Total orders decreased by $2.7 million or 4%, for the three months ended September 30, 2015. U.S. orders decreased $1.8 million, primarily due to a $2.9 million decrease in orders for outdoor warnings systems when compared to the prior-year quarter that included two large orders that did not repeat. Further contributing to the total U.S. order decrease was a $1.6 million decline in industrial orders, largely attributable to reduced demand in oil and gas markets, partially offset by $2.3 million of improved orders in domestic police markets. Non-U.S. orders decreased by $0.9 million, largely due to a $2.9 million reduction in integrated systems orders that included the effect of a large order cancellation, as well as an unfavorable foreign currency translation impact of $2.2 million and a $0.9 million decrease in orders for industrial products sold into coal markets. These reductions were partially offset by a $5.0 million improvement in orders from European public safety markets.
Net sales decreased by $3.0 million, or 5%, for the three months ended September 30, 2015. U.S. sales decreased by $2.9 million, largely due to a $2.7 million decline in sales into industrial markets, primarily attributable to lower demand in oil and gas markets and coal markets. Non-U.S. sales decreased by $0.1 million, primarily due to a $2.9 million reduction in sales of outdoor warning systems, a $1.7 million unfavorable foreign currency translation effect and a $1.5 million decrease in sales of industrial products into international coal markets. These reductions were partially offset by a $4.5 million increase in sales into international public safety markets, associated with improved demand in Europe, and the effects of receiving a large order cancellation fee in the quarter.
Cost of sales decreased by $2.9 million, or 8%, for the three months ended September 30, 2015. The decrease largely resulted from a $1.3 million favorable foreign currency impact, as well as improved sales mix associated with products sold into domestic and international police markets, as well as the positive effects of cost reduction efforts. Gross margin for the three months ended September 30, 2015 improved to 38.6% from 36.9% in the prior-year period, largely as a result of the receipt of the aforementioned order cancellation fee.
SEG&A expenses for the three months ended September 30, 2015 were generally consistent with the prior-year quarter, increasing by $0.1 million.
Operating income decreased by $0.1 million for the three months ended September 30, 2015, largely due to a $0.1 million decrease in gross profit and the $0.1 million increase in SEG&A expenses, partially offset by the absence of $0.1 million of restructuring expenses incurred in the prior year.
Nine months ended September 30, 2015 vs. nine months ended September 30, 2014
Total orders decreased by $11.6 million, or 6%, for the nine months ended September 30, 2015. U.S. orders decreased by $7.6 million, or 7%, primarily driven by a $5.9 million decrease in orders for outdoor warnings systems when compared to the prior-year period that included two large orders that did not repeat. Non-U.S. orders decreased by $4.0 million, or 5%, primarily due to a $6.8 million unfavorable foreign currency effect and a $5.1 million decline in integrated systems orders associated with softness in international oil and gas markets. Further contributing to the decrease was a $3.0 million decline in orders for industrial products sold into international coal markets. These reductions were partially offset by a $10.2 million improvement in orders from European public safety markets linked to higher demand, as well as the effects of several large orders received during the current-year period.
Net sales decreased by $4.2 million, or 2%, for the nine months ended September 30, 2015. U.S. sales decreased by $2.0 million, largely due to a $4.2 million decrease in sales of industrial products, primarily attributable to lower demand in oil and gas markets and coal markets, partially offset by a $1.1 million increase in outdoor warning system shipments and a $1.0 million improvement in sales within our public safety markets. Non-U.S. sales decreased by $2.2 million, principally due to an unfavorable foreign currency impact of $6.4 million, a $5.4 million decrease in sales of industrial products and a $3.4 million decrease in sales of outdoor warning systems. Partially offsetting these reductions was a $7.7 million improvement in sales into European public safety markets, and a $5.0 million increase in integrated systems sales, primarily driven by the timing of shipping products to fulfill large orders, as well as the effect of receiving the aforementioned order cancellation fee in the third quarter of 2015.
Cost of sales decreased by $7.4 million, or 6%, for the nine months ended September 30, 2015. The decrease largely resulted from a $4.7 million favorable foreign currency impact and a favorable mix of customers and orders, as well as reductions in manufacturing, freight and product costs. Gross margin for the nine months ended September 30, 2015 improved to 36.6% from 33.9% in the prior-year period largely as a result of reduced costs, moderate pricing gains realized in 2015, a favorable change in the mix of products sold to customers, and the receipt of the aforementioned order cancellation fee.
SEG&A expenses increased by $0.8 million for the nine months ended September 30, 2015, largely due to higher engineering expenses for new product development and increased employee costs.
Operating income increased by $2.0 million, or 9%, for the nine months ended September 30, 2015, largely due to a $3.2 million improvement in gross profit, partially offset by the $0.8 million increase in SEG&A expenses and $0.4 million of expense associated with restructuring activities, primarily associated with severance costs incurred in connection with a voluntary reduction-in-force that was completed at our U.K. coal-mining business.

Backlog increased to $41.8 million at September 30, 2015 compared to $40.6 million at September 30, 2014.
Fire Rescue
The following table summarizes the Fire Rescue Group’s operating results as of and for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in millions)	2015	2014	Change	2015	2014	Change
Net sales	$26.1	$25.5	$0.6	$76.6	$84.1	$(7.5)
Operating income (loss)	0.7	(0.2)	0.9	1.0	(1.3)	2.3
Operating data:
Operating margin	2.7%	(0.8)%	3.5%	1.3%	(1.5)%	2.8%
Total orders	$36.1	$22.3	$13.8	$97.0	$114.2	$(17.2)
Backlog	88.4	100.6	(12.2)	88.4	100.6	(12.2)
Depreciation and amortization	0.8	0.9	(0.1)	2.3	2.6	(0.3)
Three months ended September 30, 2015 vs. three months ended September 30, 2014
Total orders increased by $13.8 million, or 62%, for the three months ended September 30, 2015, largely due to improved orders in the Asia Pacific and the Middle East, offset by a $6.1 million unfavorable foreign currency translation impact. In local currency, total orders increased by 94%.
Net sales increased by $0.6 million, or 2%, for the three months ended September 30, 2015, primarily driven by increased sales into European and U.S. industrial markets of $4.5 million and $3.0 million, respectively, partially offset by a $3.2 million decrease in sales into the Asia Pacific market. Net sales were also impacted by unfavorable foreign currency translation effects of $3.4 million. In local currency, net sales were up 20% compared to the prior-year quarter.
Cost of sales of $21.1 million for the three months ended September 30, 2015 were consistent with the prior-year quarter, and included favorable foreign currency effects of $2.6 million, partially offset by a $2.4 million increase associated with product mix. Gross margin for the three months ended September 30, 2015 improved to 19.2%, compared to 16.5% in the prior year, largely due to the effects of product mix resulting from a concerted effort to reduce the intake of low-margin orders, as well as production efficiencies resulting from recent manufacturing facility improvements.
SEG&A expenses decreased by $0.4 million for the three months ended September 30, 2015, primarily due to a $0.7 million favorable foreign currency translation effect, partially offset by a $0.2 million increase in legal fees.
The Fire Rescue Group reported operating income of $0.7 million in the three months ended September 30, 2015, compared to an operating loss of $0.2 million in the prior-year quarter. The improvement was primarily due to the $0.8 million increase in gross profit and the $0.4 million reduction in SEG&A expenses, partially offset by $0.3 million of restructuring expenses associated with severance costs incurred in connection with a reduction-in-force at our Finnish manufacturing facilities aimed at reducing ongoing operating costs. Similar restructuring charges are anticipated in the fourth quarter of 2015 as we complete our planned headcount reductions.
Nine months ended September 30, 2015 vs. nine months ended September 30, 2014
Total orders decreased by $17.2 million, or 15%, for the nine months ended September 30, 2015, largely due to a $18.9 million unfavorable foreign currency translation impact. In local currency, total orders increased by 4%, reflecting increased orders from the Middle East, partially offset by lower order intake from U.S. industrial markets and the Asia Pacific.
Net sales decreased by $7.5 million for the nine months ended September 30, 2015, primarily driven by unfavorable foreign currency translation effects of $12.4 million, partially offset by favorable product mix. Measured in local currency, sales were 10% higher than the prior-year period. Increases in sales into U.S. industrial markets, Europe and the Middle East of $5.9 million, $5.3 million and $2.0 million, respectively, were partially offset by a $8.8 million decrease in sales into the Asia Pacific.
Cost of sales decreased by $8.7 million for the nine months ended September 30, 2015. The decrease was primarily due to favorable foreign currency translation effects of $9.7 million, partially offset by changes in product mix. Gross margin for the nine months ended September 30, 2015 improved to 18.5%, compared to 15.5% in the prior year, largely due to the effects of product mix associated with a concerted effort to reduce the intake of low-margin orders, as well as production efficiencies resulting from recent manufacturing facility improvements.
SEG&A expenses decreased by $1.4 million for the nine months ended September 30, 2015, primarily as a result of a $2.4 million favorable foreign currency translation effect, offset in part by higher provisions for doubtful accounts and legal fees.
The Fire Rescue Group reported operating income of $1.0 million in the nine months ended September 30, 2015, compared to an operating loss of $1.3 million in the prior-year period. The improvement was primarily due to a $1.2 million increase in gross profit and the $1.4 million reduction in SEG&A expenses, partially offset by $0.3 million of restructuring expenses associated with headcount reductions at our Finnish manufacturing facilities.
Backlog was $88.4 million at September 30, 2015, compared to $100.6 million at September 30, 2014. The decrease of $12.2 million, or 12%, was due to the impacts of unfavorable foreign currency translation. Measured in local currency, backlog was down less than 1% compared to the prior year.
Corporate Expenses
Corporate operating expenses for the three months ended September 30, 2015 were $5.6 million, down from $5.8 million in the prior-year period, largely associated with decreased employee-related expenses.
Corporate operating expenses for the nine months ended September 30, 2015 were $18.9 million, up from $18.1 million in the prior-year period, primarily due to higher fees for professional services and increased employee costs.
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
The Company’s cash and cash equivalents totaled $66.2 million and $30.4 million as of September 30, 2015 and December 31, 2014, respectively. As of September 30, 2015, $20.6 million of cash and cash equivalents was held by foreign subsidiaries. Cash and cash equivalents held by subsidiaries outside the U.S. typically are held in the currency of the country in which it is located. This cash is used to fund the operating activities of our foreign subsidiaries and for further investment in foreign operations. Generally, we consider such cash to be permanently reinvested in our foreign operations and our current plans do not demonstrate a need to repatriate such cash to fund U.S. operations. However, in the event that these funds were needed to fund U.S. operations or to satisfy U.S. obligations, they generally could be repatriated. The repatriation of these funds may then cause us to incur additional U.S. income tax expense, which would be dependent on income tax laws and other circumstances at the time any such amounts were repatriated.
Net cash of $68.4 million and $44.6 million was provided by continuing operating activities in the nine months ended September 30, 2015 and 2014, respectively. The increase in cash generated by continuing operating activities in the nine months ended September 30, 2015 compared to the same period of the prior year was largely the result of higher earnings.
Net cash of $4.6 million and $6.0 million was used for continuing investing activities in the nine months ended September 30, 2015 and 2014, respectively. Capital expenditures in the nine months ended September 30, 2015 and 2014 were $8.7 million and $13.3 million, respectively. In addition, in the nine months ended September 30, 2015 and 2014, the Company received $4.0 million and $7.0 million, respectively, from the escrow associated with the FSTech Group divestiture.
Net cash of $27.0 million was used in continuing financing activities in the nine months ended September 30, 2015, compared with $32.6 million in the prior year. In the nine months ended September 30, 2015, the Company funded cash dividends of $11.3 million, repurchased $10.6 million of treasury stock, and redeemed $3.2 million of stock in order to remit funds to tax authorities to satisfy employees’ minimum tax withholdings following the vesting of stock-based compensation. The Company also paid $2.9 million in scheduled repayments on its Term Loan. In the prior-year period, the Company paid down a net $20.0 million on its revolving credit facility and $3.3 million on its Term Loan. In addition, the Company funded cash dividends of $3.8 million and repurchased $6.7 million of treasury stock. These financing cash outflows in the nine months ended

September 30, 2015 and 2014 were partially offset by proceeds from stock option exercises of $0.9 million and $1.8 million, respectively.
The Company uses the ratio of total debt to adjusted EBITDA as one measure of its long-term financial stability. The ratio of debt to adjusted EBITDA is a non-GAAP measure that represents total debt divided by the trailing 12-month total of income from continuing operations before interest expense, restructuring charges, other expense, income tax benefit or expense, and depreciation and amortization expense. The Company uses the ratio to calibrate the magnitude of its debt and its debt capacity against adjusted EBITDA, which is used as an operating performance measure. We believe that investors use a version of this ratio in a similar manner. In addition, financial institutions (including the Company’s lenders) use the ratio in connection with debt agreements to set pricing and covenant limitations. For these reasons, the Company believes that the ratio is a meaningful metric to investors in evaluating the Company’s long-term financial performance and stability. Other companies may use different methods to calculate total debt to EBITDA. The following table summarizes the Company’s ratio of total debt to adjusted EBITDA and reconciles income from continuing operations to adjusted EBITDA as of and for the trailing 12-month periods ended September 30, 2015 and 2014:

	Trailing Twelve Months Ending September 30,
(in millions)	2015	2014
Total debt	$47.0	$68.6

Income from continuing operations	72.8	66.5
Add:
Interest expense	2.7	3.9
Restructuring	0.7	1.3
Other expense, net	2.2	0.8
Income tax expense	33.2	11.9
Depreciation and amortization	15.3	14.9
Adjusted EBITDA	$126.9	$99.3

Total debt to adjusted EBITDA ratio	0.4	0.7
In 2013, the Company executed the Senior Secured Credit Facility comprised of a five-year fully funded term loan of $75.0 million and a five-year $150.0 million revolving credit facility. As of September 30, 2015, there was no cash drawn and $23.4 million of undrawn letters of credit under the $150.0 million revolving credit facility portion of the Senior Secured Credit Facility, with $126.6 million of net availability for borrowings.
As of September 30, 2015, there were no borrowings against the Company’s non-U.S. lines of credit which provide for borrowings up to $10.2 million.
The Senior Secured Credit Facility requires the Company to comply with financial covenants related to the maintenance of a minimum fixed charge coverage ratio and maximum leverage ratio. The financial covenants are measured at each fiscal quarter-end. Restricted payments, including dividends, are permitted only if the pro forma leverage ratio after giving effect to such payment is less than 3.25x, pro forma compliance after giving effect to such payment is maintained for all other financial covenants and there are no existing defaults under the Senior Secured Credit Facility. The Company was in compliance with all of its debt covenants as of September 30, 2015.
The Company anticipates that capital expenditures for 2015 will be in the range of $12 million to $15 million.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
See Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of our Annual Report on Form 10-K for the year ended December 31, 2014. During the nine months ended September 30, 2015, there have been no significant changes in our exposure to market risk.

Item 4.	Controls and Procedures.
As required by Rule 13a-15 under the Exchange Act, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of September 30, 2015. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2015. As a matter of practice, the Company’s management continues to review and document internal control and procedures for financial reporting. From time to time, the Company may make changes aimed at enhancing the effectiveness of the controls and ensuring that the systems evolve with the business. During the three months ended September 30, 2015, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

•	The Company is in compliance with the quarterly consolidated total leverage ratio and consolidated fixed charge coverage ratio, as defined therein.
The Company may declare dividends at current levels under the restricted payment guidelines set forth above.
Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (a) (b)
July 2015 (6/28/15 – 8/1/15)	146,626	$14.5033	146,626	$72,607,560
August 2015 (8/2/15 – 8/29/15)	160,484	14.1675	160,484	70,333,903
September 2015 (8/30/15 – 9/26/15)	87,320	13.6014	87,320	69,146,229

(a)
On April 22, 2014, the Board authorized a stock repurchase program of up to $15 million of the Company’s common stock. During the second quarter of 2015, cumulative stock repurchases under the April 2014 program reached the maximum authorized level of $15.0 million. No additional stock repurchases will be made under that program.

(b)	On November 4, 2014, the Board authorized an additional stock repurchase program of up to $75 million of the Company’s common stock.

Item 3.	Defaults upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
On November 3, 2015, the Company issued a press release announcing its financial results for the three and nine months ended September 30, 2015. The full text of the third quarter financial results press release is attached hereto as Exhibit 99.1 to this Form 10-Q.

Item 6.	Exhibits.

3.1	Restated Certificate of Incorporation of the Company. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed April 30, 2010.

3.2	Amended and Restated By-laws of the Company. Incorporated by reference to Exhibit 3.2 to the Company’s Form 10-Q for the quarter ended September 30, 2014.

31.1	CEO Certification under Section 302 of the Sarbanes-Oxley Act.

31.2	CFO Certification under Section 302 of the Sarbanes-Oxley Act.

32.1	CEO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act.

32.2	CFO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act.

99.1	Third Quarter Financial Results Press Release Dated November 3, 2015.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

SIGNATURE
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Signal Corporation

Date:	November 3, 2015	/s/ Brian S. Cooper
Brian S. Cooper
Senior Vice President and Chief Financial Officer (Principal Financial Officer)