Form 10-K
period 2015-12-31
FEDERAL SIGNAL CORP /DE/
filed 2016-02-29
CIK 277509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑
As of June 27, 2015, the aggregate market value of voting stock held by non-affiliates was $944,481,371. For purposes of the foregoing calculation only, executive officers and directors of the registrant have been deemed to be affiliates.
As of January 31, 2016, the number of shares outstanding of the registrant’s common stock was 62,427,675.
Documents Incorporated By Reference
Portions of the registrant’s definitive proxy statement for the 2016 Annual Meeting of Stockholders to be held on April 26, 2016 are incorporated by reference in Part III.

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

PART I
Item 1.    Business.
Federal Signal Corporation, founded in 1901, was reincorporated as a Delaware corporation in 1969. The Company designs and manufactures a suite of products and integrated solutions for municipal, governmental, industrial and commercial customers. The Company’s portfolio of products includes sewer cleaners, vacuum trucks, street sweepers, waterblasters, safety and security systems, including technology-based products and solutions for the public safety market. In addition, we sell parts and provide service, repair, equipment rentals and training as part of a comprehensive offering to our customers. Federal Signal Corporation and its subsidiaries operate nine principal manufacturing facilities in four countries around the world and provide products and integrated solutions to customers in all regions of the world.
Narrative Description of Business
Products manufactured and services rendered by the Company are divided into two major operating segments: the Environmental Solutions Group and the Safety and Security Systems Group. The individual operating businesses are organized as such because they share certain characteristics, including technology, marketing, distribution and product application, which create long-term synergies. Corporate contains those items that are not included in our operating segments.
Financial information concerning the Company’s two operating segments for each of the three years in the period ended December 31, 2015, is included in Note 13 – Segment Information to the accompanying consolidated financial statements and is incorporated herein by reference. Information regarding the Company’s discontinued operations is included in Note 14 – Discontinued Operations to the accompanying consolidated financial statements and is incorporated herein by reference.
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
Discontinued Fire Rescue Group
As discussed in the notes to the consolidated financial statements included under Item 8 of Part II of this Form 10-K, on January 29, 2016, the Company completed the sale of the Bronto Skylift® business (“Bronto”) that represented the Fire Rescue Group. The consolidated financial statements for all periods presented have been recast to present the operating results of previously divested or exited businesses, including the Fire Rescue Group, as discontinued operations. In addition, disclosures and historical financial information included in Parts I, II and IV of this Form 10-K have been adjusted to exclude information related to the Fire Rescue Group. See Note 14 – Discontinued Operations to the accompanying consolidated financial statements for further details.

Marketing and Distribution
The Environmental Solutions Group uses either a dealer network or direct sales to service customers generally depending on the type and geographic location of the customer. The Environmental Solutions Group’s direct sales channel concentrates on the industrial, utility and construction market segments, while the dealer network focuses primarily on the municipal market. Dealer representatives demonstrate the vehicles’ functionalities and capabilities to customers and service the vehicles on a timely basis. The Company believes its national and global dealer networks for vehicles distinguish it from its competitors.
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
Customers and Backlog
Total orders in 2015 were $686.1 million, of which approximately 47% were to U.S. municipal and governmental customers, 26% were to U.S. commercial and industrial customers and 27% were to non-U.S. customers. No single customer accounted for 10% or more of the Company’s business.
During 2015, the Company’s U.S. municipal and governmental orders decreased by 11% compared to 2014 levels, primarily attributable to fewer large fleet orders for street sweepers and sewer cleaners. During 2014, the Company’s U.S. municipal and governmental orders increased by 21% compared to 2013, primarily driven by improved orders of our street sweeper and sewer cleaner products and generally solid municipal demand.
During 2015, the Company’s U.S. commercial and industrial orders decreased by 30% from 2014, in large part due to lower vacuum truck orders, which were adversely impacted, directly and indirectly, by softness in oil and gas markets and, to a lesser extent, other industrial markets. During 2014, the Company’s U.S. commercial and industrial orders increased by 14% when compared to 2013 levels, largely attributable to higher orders of vacuum trucks, including hydro-excavation products.
During 2015, the Company’s non-U.S. orders decreased by 3% from 2014. This compared to an increase of 5% in non-U.S orders in 2014 versus 2013. Non-U.S. municipal and governmental markets are similar to the U.S. municipal and governmental markets in that they are largely dependent on tax revenues to support spending and orders may be subject to public-entity bid procedures. Of the Company’s non-U.S. orders received in 2015, there were approximately 41% from Canada, 26% from Europe, 17% from the Middle East and Africa and less than 10% from any other particular region.
The Company’s backlog totaled $171.3 million at December 31, 2015 compared to $254.7 million at December 31, 2014. Backlogs vary by Group due to the nature of the Company’s products and the buying patterns of its customers. The Environmental Solutions Group has experienced an average backlog that can range from four to five months of shipments and the Safety and Security Systems Group typically experiences an average backlog of approximately two months of shipments. Production of the Company’s December 31, 2015 backlog is expected to be substantially completed during 2016.
Suppliers
The Company purchases a wide variety of raw materials from around the world for use in the manufacture of its products, although the majority of current purchases are from North American sources. To minimize risks relating to availability, price and quality of key products and components, the Company is party to numerous strategic supplier arrangements. Although certain materials are obtained from either a single-source supplier or a limited number of suppliers, the Company has generally identified alternative sources to minimize the interruption of its business in the event of supply disruptions.
Components critical to the production of the Company’s vehicles, such as engines, are purchased from a select number of suppliers. The Company also purchases raw and fabricated steel as well as commercial chassis from multiple sources.
The Company believes it has adequate supplies or sources of availability of the raw materials and components necessary to meet its needs. However, there are risks and uncertainties with respect to the supply of certain raw materials and components that could impact their price, quality and availability in sufficient quantities.

Competition
Within the Environmental Solutions Group, Elgin is recognized as a market leader among several domestic sweeper competitors and differentiates itself primarily on product performance. The Vactor and Guzzler brands each maintain a leading domestic position in their respective marketplaces by enhancing product performance with leading technology and application flexibility. Jetstream is a market leader in the in-plant cleaning segment of the U.S. waterblast industry, competing on product performance, rapid delivery and solutions services.
Within specific product categories and domestic markets, the businesses within the Safety and Security Systems Group are among the leaders with between one and four significant competitors and additional ancillary market participants. The Group’s international market position varies from leader to ancillary participant depending on the geographic region and product line. Generally, competition is intense within all of the Group’s product lines and purchase decisions are made based on competitive bidding, price, features, reputation, performance and service.
Research and Development
The Company invests in research to support the development of new products and the enhancement of existing products and services. The Company believes this investment is important to maintain and/or enhance its leadership position in key markets. Expenditures for research and development by the Company were $14.0 million in 2015, $13.1 million in 2014 and $11.0 million in 2013, and were reported within Selling, engineering, general and administrative (“SEG&A”) expenses on the Consolidated Statement of Operations.
Patents and Trademarks
The Company owns a number of patents and possesses rights under others to which it attaches importance, but it does not believe that its business as a whole is materially dependent upon any such patents or rights. The Company also owns a number of trademarks, including those listed within the “Narrative Description of Business” section above. We believe these trademarks are important in connection with the identification of our products and associated goodwill with customers, but no material part of the Company’s business is dependent on our trademarks.
Employees
The Company employed approximately 2,200 people in its businesses at December 31, 2015 with the Company’s U.S. hourly workers accounting for approximately 48% of its total workforce. Approximately 24% of the Company’s U.S. hourly workers were represented by unions at December 31, 2015. We believe that our labor relations with our employees are good.
Governmental Regulation of the Environment
The Company believes it substantially complies with federal, state and local provisions that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment. Capital expenditures in 2015 attributable to compliance with such laws were not material. The Company believes that the overall impact of compliance with environmental regulations will not have a material adverse effect on our financial position, results of operations or cash flow.
In May 2012, the Company sold a facility in Pearland, Texas. The facility was previously used by the Company’s discontinued Pauluhn business, which manufactured marine, offshore and industrial lighting products. While the Company has not finalized its plans, it is probable that the site will require remediation. As of December 31, 2015 and 2014, $0.9 million and $1.3 million, respectively, of reserves related to the environmental remediation of the Pearland facility are included in liabilities of discontinued operations on the Consolidated Balance Sheets. The Company’s estimate may change as more information becomes available; however, the costs are not expected to have a material adverse effect on the Company’s results of operations, financial position or cash flow.
Seasonality
Certain of the Company businesses are susceptible to the influences of seasonal buying or delivery patterns. The Company tends to have lower sales in the first quarter compared to other quarters as a result of these influences.

Executive Officers of the Registrant
The following is a list of the Company’s executive officers, their ages, business experience and positions as of February 15, 2016:
Dennis J. Martin, age 65, was appointed Executive Chairman of the Board of Directors effective January 1, 2016. Mr. Martin previously served as President and Chief Executive Officer from October 2010 to December 31, 2015. Mr. Martin was originally appointed to the Board of Directors in March 2008. Mr. Martin had been an independent business consultant from 2005 to October 2010 and was the Chairman, President and Chief Executive Officer of General Binding Corporation from 2001 to 2005.
Jennifer L. Sherman, age 51, was appointed President and Chief Executive Officer effective January 1, 2016. Ms. Sherman was also appointed to the Board of Directors effective January 1, 2016. Since joining the Company in 1994, Ms. Sherman has served in various roles of increasing responsibility, most recently as Senior Vice President and Chief Operating Officer from April 2014 to December 31, 2015. Ms. Sherman also previously served as Senior Vice President, Chief Administrative Officer, General Counsel and Secretary from 2010 to April 2014, Senior Vice President, Human Resources, General Counsel and Secretary from 2008 to 2010, and Vice President, General Counsel and Secretary from 2004 to 2008.
Matthew B. Brady, age 48, was appointed Senior Vice President of the Safety and Security Systems Group in February 2016. Mr. Brady joined the Company in 2006, serving most recently as the Vice President and General Manager of the Integrated Systems Division within the Safety and Security Systems Group. Prior to joining the Company, Mr Brady served as a Director at Motorola Solutions, Inc.
Julie A. Cook, age 54, was appointed Vice President, Human Resources in September 2012. Ms. Cook served as Johnson Controls, Inc.’s Director of Human Resources, Building Efficiency Programs and then Vice President of Human Resources, Global Manufacturing, Supply Chain and Communications, from 2010 through 2012. Ms. Cook previously served as the Company’s Environmental Solutions Group Vice President of Human Resources with responsibility for Corporate Human Resources from 2008 through 2010. Ms. Cook was Group Vice President of Human Resources for the Environmental Solutions Group from 2001 to 2007.
Brian S. Cooper, age 59, was appointed Senior Vice President and Chief Financial Officer in May 2013. Prior to joining the Company, Mr. Cooper served as Chief Financial Officer of Westell Technologies, Inc. from 2009 to 2013. Prior to Westell, Mr. Cooper served as Chief Financial Officer of Fellowes, Inc. from 2007 to 2009 and as Senior Vice President and Treasurer of United Stationers Inc. from 2001 to 2007. Prior to joining United Stationers, Mr. Cooper served as Treasurer of Burns International Services Corporation, and held various financial positions during his 12-year tenure with Amoco Corporation.
Daniel A. DuPré, age 59, was appointed Vice President, General Counsel and Secretary in November 2015. Mr. DuPré joined the Company in 2006, most recently serving as its Deputy General Counsel. Mr. DuPré previously held senior legal positions at Sears Holdings Corporation, Bank One Corporation, and Brunswick Corporation and served as an Assistant United States Attorney for the Northern District of Illinois.
Ian A. Hudson, age 39, was appointed Vice President and Corporate Controller in August 2013. Prior to joining the Company, Mr. Hudson served as Director of Accounting – Latin America and Asia Pacific at Groupon, Inc. from June 2012 to August 2013. Prior to that role, Mr. Hudson worked at Ernst & Young, LLP from 1998 to 2012, most recently as Senior Audit Manager.
Samuel E. Miceli, age 49, was appointed Senior Vice President of the Environmental Solutions Group in November 2015. Mr. Miceli joined the Company in 1993, serving most recently as the Vice President and General Manager of Vactor/Guzzler, with previous responsibility for the operations of Elgin Sweeper.
Svetlana Vinokur, age 36, was appointed Vice President, Treasurer and Corporate Development in April 2015. Prior to joining the Company, Ms. Vinokur worked as Assistant Treasurer at Illinois Tool Works Inc. Prior to that role, Ms. Vinokur served as Finance Head of M&A Strategy at Mead Johnson Nutrition Company and as a senior associate for Robert W. Baird & Company’s Consumer and Industrial Investment Banking group. Ms. Vinokur started her career at Ford Motor Company, serving in various finance roles.
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
In 2015, we generated approximately 75% of our net sales in the U.S. Our ability to be profitable depends heavily on varying conditions in the U.S. governmental and municipal markets, as well as the overall U.S. economy. The industrial markets in which we compete are subject to considerable cyclicality, and move in response to cycles in the overall business environment. Many of our customers are municipal government agencies, and as a result, we are dependent on municipal government spending. Spending by our municipal customers can be affected by local political circumstances, budgetary constraints and other factors. The U.S. government and municipalities depend heavily on tax revenues as a source of spending and accordingly, there is a historical correlation that suggests a lag of one or two years between the condition of the U.S. economy and our sales to the U.S. government and municipalities. Therefore, downturns in the U.S. economy are likely to result in decreases in demand for our products. During previous economic downturns, we experienced decreases in sales and profitability, and we expect our business to remain subject to similar economic fluctuations in the future.
We have international operations that are subject to compliance with domestic and foreign laws and regulations, economic and political uncertainties and foreign currency rate fluctuations.
Our business is subject to fluctuations in demand and changing international economic, legal and political conditions that are beyond our control. In 2015, approximately 25% of our net sales were to customers outside the U.S. and we expect a significant portion of our revenues to come from international sales in the foreseeable future. Operating in the international marketplace exposes us to a number of risks, including the need to comply with U.S. and foreign laws and regulations applicable to our foreign operations, such as the Foreign Corrupt Practices Act, the United Kingdom (“U.K.”) Bribery Act and their counterparts in other foreign jurisdictions in which we operate, restrictive domestic and international trade regulations, including the imposition of tariffs and trade barriers on our products, changes in these laws, regulations and policies by the U.S. and foreign governments, political and economic instability in the jurisdictions in which we operate, foreign receivables collection risk, local labor market conditions, and, in some cases, international hostilities. The costs of compliance with these various laws, regulations and policies can be significant and penalties for non-compliance could significantly impact our business.
To the extent that our international operations are affected by adverse foreign economic or political conditions, we may experience disruptions and losses which could have a material impact on our financial position, results of operations or cash flow. To mitigate the risk of foreign receivables collection, we may obtain letters of credit from international customers to satisfy concerns regarding the collectibility of amounts billed to customers.
Some of our contracts are denominated in foreign currencies, which may expose us to risks of fluctuating currency values and exchange rates, hard currency shortages and controls on currency exchange. Changes in the value of foreign currencies over the long term could increase our U.S. dollar costs for, or reduce our U.S. dollar revenues from, our foreign operations. Any increased costs or reduced revenues as a result of foreign currency fluctuations could adversely affect our results of operations.
We are subject to a number of restrictive debt covenants.
In January 2016, we entered into a new five-year credit facility. The credit facility contains certain restrictive debt covenants and customary events of default. Our ability to comply with these restrictive covenants may be affected by the other factors described in this “Risk Factors” section, as well as other factors outside of our control. Failure to comply with one or more of these restrictive covenants may result in an event of default which, if not cured by us or waived by our lenders, allows our lenders to declare all amounts outstanding as due and payable. Such an acceleration of the maturity of our indebtedness may prevent or limit us from engaging in transactions that benefit us, including responding to changing business and economic conditions and taking advantage of attractive business opportunities.
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
We have observed a global increase in information technology security threats and more sophisticated cyber-attacks. Our business could be impacted by such disruptions, which in turn could pose a risk to the security of our systems and networks and the confidentiality, accessibility and integrity of information stored and transmitted on those systems and networks. We have adopted measures to address cyber-attacks and mitigate potential risks to our systems from these information technology-related disruptions. However, given the unpredictability of the timing, nature and scope of such disruptions, our systems and networks remain potentially vulnerable to attacks. Depending on their nature and scope, such attacks could potentially lead to the compromising of confidential information, misuse of our systems and networks, manipulation and destruction of data, production stoppages and supply shortages, which in turn could adversely affect our reputation, financial condition, results of operations or cash flow.
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
Disruptions within our dealer network or the inability of our dealers to secure adequate access to capital could adversely affect our business.
We rely on national and global dealer networks to market certain of our products and services. A disruption in our dealer network, or with a significant dealer, or within a specific market, could have an adverse impact on our business within the affected market. In addition, our dealers require adequate liquidity to finance their operations, including purchases of our products.  Dealers are subject to numerous risks and uncertainties that could unfavorably affect their liquidity positions, including, among other things, continued access to adequate financing sources on a timely basis on reasonable terms.  These sources of financing are vital to our ability to sell products through our dealer network. Deterioration in the liquidity or credit worthiness of our dealers could have a significant adverse effect on our business and could, in some limited cases, trigger repurchase obligations under an existing agreement with a third-party finance company that provides financing to certain of our dealers to support the purchase of our products. The loss or termination of a significant dealer, or a significant number of dealers, could cause difficulties in marketing and distributing our products and have an adverse effect on our business, financial condition, results of operations or cash flow.

Our business may be adversely impacted by work stoppages and other labor relations matters.
We are subject to risk of work stoppages and other labor relations matters because a portion of our workforce is unionized. As of December 31, 2015, approximately 24% of our U.S. hourly workers were represented by labor unions and were covered by collective bargaining agreements. Many of these agreements include provisions that limit our ability to realize cost savings. Our current collective bargaining agreement with the International Brotherhood of Electrical Workers is due to expire in April 2016. Any strikes, threats of strikes or other organized disruptions in connection with the negotiation of new labor agreements or other negotiations could materially adversely affect our business as well as impair our ability to implement further measures to reduce costs and improve production efficiencies.
Our pension funding requirements and expenses are affected by certain factors outside of our control, including the performance of plan assets, the discount rate used to value liabilities, actuarial assumptions and experience and legal and regulatory changes.
Our funding obligations and pension expense for our defined benefit pension plans are driven by the performance of assets set aside in trusts for these plans, the discount rate used to value the plans’ liabilities, actuarial assumptions and experience and legal and regulatory funding requirements. Changes in these factors could have an adverse impact on our financial condition, results of operations or cash flow. In addition, a portion of our pension plan assets are invested in equity securities, which can experience significant declines if financial markets weaken. The level of the funding of our defined benefit pension plan liabilities was approximately 79% as of December 31, 2015. The current year funding status was impacted by higher discount rates. Our future pension expenses and funding requirements could increase significantly due to the effect of adverse changes in the discount rate, asset values or the estimated expected return on plan assets. In addition, we could be legally required to make increased cash contributions to the pension plans, and these contributions could be material and negatively affect our cash flow.
The costs associated with complying with environmental and safety regulations could lower our margins.
We, like other manufacturers, continue to face heavy governmental regulation of our products, especially in the areas of the environment and employee health and safety. Complying with environmental and safety requirements has added and will continue to add to the cost of our products, and could increase the capital required to support our business. While we believe that we are in compliance in all material respects with these laws and regulations, we may be adversely impacted by costs, liabilities or claims with respect to our operations under existing laws or those that may be adopted. These requirements are complex, change frequently and have tended to become more stringent over time. Therefore, we could incur substantial costs, including cleanup costs, fines and civil or criminal sanctions as a result of violation of, or liabilities under, environmental laws and safety regulations. These requirements may increase the cost of our products, which may diminish demand for those products. In addition, uneven application of environmental or safety regulations could place our products at a cost or features disadvantage, which could reduce our revenues and profitability.
Our ability to use net operating loss and tax credit carryforwards to reduce future tax payments could be negatively impacted if there is a change in our ownership or a failure to generate sufficient taxable income.
Presently, the only U.S. federal net operating loss carryforwards (“NOLs”) we have remaining are from previously acquired companies and hence are limited to specific annual amounts as permitted by Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”). If an ownership change, as defined in Section 382, occurs with respect to our capital stock, our ability to use these NOLs could be further limited to more restrictive specific annual amounts. Generally, an ownership change occurs if certain persons or groups increase their aggregate ownership by more than 50% of our total capital stock in a three-year period. If more than a 50% ownership change were to occur, use of our NOLs to reduce payments of federal tax may be deferred to later years within the 20-year carryover period; however, if the carryover period for any loss year expires, the use of the remaining NOLs for the loss year will be prohibited. If we should fail to generate a sufficient level of taxable income prior to the expiration of the applicable NOL carryforward periods, then we will lose the ability to apply the NOLs as offsets to future taxable income. We also have a significant amount of tax credit carryforwards (“tax credits”) which are generally available to offset future U.S. income tax. The usage of these tax credits is subject to similar limitations upon a change in ownership. As of December 31, 2015, our tax credits totaled $13.1 million and had various carryforward periods, with the majority beginning to expire in approximately six years.
An impairment in the carrying value of goodwill could negatively affect our financial position and results of operations.
We have a substantial amount of goodwill, which is recorded at fair value at the time of acquisition and is not amortized, but is reviewed for impairment at least annually or more frequently if impairment indicators arise. In evaluating the potential for impairment of goodwill, we make assumptions regarding future operating performance, business trends, competition and market and general economic conditions. Such analyses further require us to make certain assumptions about our sales, operating margins, growth rates and discount rates. There are inherent uncertainties related to these factors and in applying these factors to the assessment of goodwill recoverability. Goodwill reviews are prepared using estimates of the fair value of reporting units, which incorporate estimates of the present value of future discounted cash flow. We could be required to evaluate the recoverability of goodwill prior to the annual assessment if we experience disruptions to the business, unexpected significant declines in operating results, a divestiture of a significant component of our business or our market capitalization declines.
If the future operating performance of our reporting units is not consistent with our assumptions, we could be required to record non-cash impairment charges. Impairment charges could substantially affect our total consolidated assets and results of operations in the periods such charges are recorded. As of December 31, 2015, total consolidated goodwill was approximately 35% of total consolidated assets.
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
Acquisitions involve risks, including those associated with the following:

•	integrating the operations, financial reporting, disparate systems and processes and personnel of acquired companies;

•	managing geographically dispersed operations;

•	diverting management’s attention from other business concerns;

•	changing the competitive landscape, including disrupting existing sales channels or markets;

•	entering markets or lines of business in which we have either limited or no direct experience; and

•	losing key employees, customers and strategic partners of acquired companies.
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
We may assume liabilities in connection with the acquisition of businesses. There may be liabilities that we fail or are unable to discover in the course of performing due diligence investigations on the acquired businesses, or that may be more material than we discovered. In these circumstances, we cannot assure that our rights to indemnification from the sellers of the acquired businesses to us will be sufficient in amount, scope or duration to fully offset the possible liabilities associated with the businesses or property acquired. Any such liabilities, individually or in the aggregate, could have a material adverse effect on our financial condition, results of operations or cash flow.
Item 1B.    Unresolved Staff Comments.
None.
Item 2.    Properties.
As of December 31, 2015, the Company utilized six principal manufacturing plants located throughout the U.S., as well as two in Europe and one in South Africa. The Company also leases certain facilities within the U.S. and Europe from which we sell parts and/or provide service. As of December 31, 2015, the Company devoted approximately 0.9 million square feet to manufacturing and 0.5 million square feet to service, warehousing and office space. Of the total square footage, approximately 56% is devoted to the Environmental Solutions Group and 44% to the Safety and Security Systems Group. Approximately 19% of the total square footage is owned by the Company with the remaining 81% being leased. Owned facilities are subject to lien under the Company’s Amended and Restated Credit Agreement dated January 27, 2016 (the “2016 Credit Agreement”).

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
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
The Company’s common stock is listed and traded on the New York Stock Exchange (“NYSE”) under the symbol “FSS”. The following table presents a summary of the high and low market price per share of our common stock for each quarter of 2015 and 2014:

	2015		2014
	High	Low	High	Low
1st Quarter	$17.44	$14.44	$15.42	$11.53
2nd Quarter	17.22	14.76	16.05	13.35
3rd Quarter	15.49	12.42	15.41	13.24
4th Quarter	17.23	13.27	15.97	11.66
Holders
As of January 31, 2016, there were 1,753 holders of record of the Company’s common stock.
Dividends
In 2014, the Company’s Board of Directors (the “Board”) reinstated the Company’s quarterly cash dividend . During 2015 and 2014, the Company declared and paid dividends totaling $15.6 million and $5.6 million, respectively. On February 9, 2016, the Board declared a quarterly cash dividend of $0.07 per common share payable on March 17, 2016 to holders of record at the close of business on March 1, 2016.
The payment of future dividends is at the discretion of the Board and will depend, among other things, upon future earnings and cash flow, capital requirements, the Company’s general financial condition, general business conditions and other factors, including compliance with restrictive debt covenants as described below.
On January 27, 2016, the Company entered into the 2016 Credit Agreement. Under the terms of the 2016 Credit Agreement, restricted payments, including dividends and stock repurchases, shall be permitted if (i) the Company’s leverage ratio is less than or equal to 2.50, (ii) the Company is in compliance with all other financial covenants and (iii) there are no existing defaults under the 2016 Credit Agreement. If the leverage ratio is more than 2.50, the Company is still permitted to fund (i) up to $30.0 million of dividend payments, (ii) stock repurchases sufficient to offset dilution created by the issuance of equity as compensation to its officers, directors, employees and consultants and (iii) an incremental $30.0 million of other cash payments. For further discussion, see Note 5 – Debt to the accompanying consolidated financial statements.
The Company is able to declare dividends at current levels under the restricted payment guidelines set forth above.
Securities Authorized for Issuance under Equity Compensation
Information concerning the Company’s equity compensation plans is included under Item 12 of Part III of this Form 10-K.
Recent Sales of Unregistered Securities
There were no sales of unregistered securities by the Company during the year ended December 31, 2015.

Purchases of Equity Securities
The following table provides a summary of the Company’s repurchase activity for its common stock during the three months ended December 31, 2015:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (a) (b)
October 2015 (9/27/15 - 10/31/15)	—	$—	—	$69,146,229
November 2015 (11/1/15 - 11/28/15)	—	—	—	69,146,229
December 2015 (11/29/15 - 12/31/15)	—	—	—	69,146,229

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
Performance Graph
The following graph compares the cumulative five-year total return to stockholders of the Company’s common stock relative to the cumulative total returns of the Russell 2000 index, the S&P Midcap 400 index and the S&P Industrials index. The graph assumes that the value of the investment in the Company’s common stock, and in each index, was $100 on December 31, 2010 and assumes reinvestment of all dividends through December 31, 2015.
Copyright© 2016 S&P, a division McGraw Hill Financial. All rights reserved.
Copyright© 2016 Russell Investment Group. All rights reserved.

	As of December 31,
	2010	2011	2012	2013	2014	2015
Federal Signal Corporation	$100.00	$60.50	$110.93	$213.56	$226.45	$236.29
Russell 2000	100.00	95.82	111.49	154.78	162.35	155.18
S&P Midcap 400	100.00	98.27	115.84	154.64	169.75	166.05
S&P Industrials	100.00	99.41	114.67	161.31	177.16	172.67
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

Item 6.    Selected Financial Data.
The following table summarizes selected financial information of the Company, which has been recast to present the Fire Rescue Group as a discontinued operation, as of and for each of the five years in the period ended December 31, 2015:

	For the Years Ended December 31,
($ in millions, except per share data)	2015	2014	2013	2012	2011
Results of Operations:
Net sales	$768.0	$779.1	$712.9	$668.1	$579.2
Operating income (a) (c) (d)	103.2	88.7	61.6	42.6	26.6
Income from continuing operations (a) (b) (c) (d)	65.8	59.7	152.5	15.5	8.1
(Loss) gain from discontinued operations and disposal, net of tax	(2.3)	4.0	7.5	(43.0)	(22.3)
Net income (loss) (a) (b) (c) (d)	$63.5	$63.7	$160.0	$(27.5)	$(14.2)
Financial Position:
Capital expenditures	$9.6	$13.7	$11.6	$9.9	$10.6
Depreciation and amortization	12.3	11.5	11.0	10.6	10.5
Total assets	666.5	658.7	644.8	613.2	706.7
Total debt (e)	44.1	50.2	92.1	157.8	217.4
Common Stock Data:
Diluted earnings per share — continuing operations	$1.04	$0.94	$2.41	$0.25	$0.13
Cash dividends per common share	0.25	0.09	—	—	—
Weighted average shares outstanding — diluted (in millions)	63.4	63.6	63.2	62.7	62.2
Performance Measures:
Operating margin	13.4%	11.4%	8.6%	6.4%	4.6%
Debt to adjusted EBITDA ratio (f)	0.4	0.5	1.3	2.9	5.9
Other Data:
Total orders	$686.1	$807.4	$706.0	$689.8	$693.8
Backlog	171.3	254.7	226.5	234.8	215.1

(a)
2015 operating income includes restructuring charges of $0.4 million. 2015 income from continuing operations includes a $1.4 million net benefit from special tax items, comprised of a $4.2 million net tax benefit associated with tax planning strategies, offset by a $2.4 million adjustment of deferred tax assets and $0.4 million of expense associated with a change in the enacted tax rate in the U.K.

(b)	2014 income from continuing operations includes the effects of a $3.5 million release of valuation allowance that was previously recorded against the Company’s foreign deferred tax assets.

(c)
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

(d)
2012 operating income includes restructuring charges of $1.4 million. 2012 income from continuing operations includes the effects of the restructuring charges, as well as $3.5 million of debt settlement charges.

(e)	Includes short-term borrowings, the current portion of long-term borrowings and capital lease obligations of $0.4 million, $6.2 million, $7.4 million, $5.0 million and $4.3 million, respectively.

(f)
The ratio of debt to adjusted EBITDA is a non-GAAP measure that represents total debt divided by the trailing 12-month total of income from continuing operations before interest expense, restructuring charges, debt settlement charges, other expense, income tax expense or benefit and depreciation and amortization expense. The Company uses the ratio to calibrate the magnitude of its debt and its debt capacity against adjusted EBITDA, which is used as an operating performance measure. We believe that investors use a version of this ratio in a similar manner. In addition, financial institutions (including the Company’s lenders) use the ratio in connection with debt agreements to set pricing and covenant limitations. For these reasons, the Company believes that the ratio is a meaningful metric to investors in evaluating the Company’s long-term financial performance and stability. Other companies may use different methods to calculate total debt to EBITDA. The following table summarizes the Company’s ratio of total debt to adjusted EBITDA and reconciles income from continuing operations to adjusted EBITDA as of and for each of the five years in the period ended December 31, 2015:

	Trailing Twelve Months Ending December 31,
($ in millions)	2015	2014	2013	2012	2011
Total debt	$44.1	$50.2	$92.1	$157.8	$217.4

Income from continuing operations	$65.8	$59.7	$152.5	$15.5	$8.1
Add:
Interest expense	2.3	3.6	8.9	21.3	16.2
Restructuring	0.4	—	0.7	1.4	—
Debt settlement charges	—	—	8.7	3.5	—
Other expense, net	1.0	1.7	0.1	0.9	—
Income tax expense (benefit)	34.1	23.7	(108.6)	1.4	2.0
Depreciation and amortization	12.3	11.5	11.0	10.6	10.5
Adjusted EBITDA	$115.9	$100.2	$73.3	$54.6	$36.8

Total debt to adjusted EBITDA ratio	0.4	0.5	1.3	2.9	5.9
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
Executive Summary
The Company is a leading global manufacturer and supplier of (i) sewer cleaners, vacuum trucks, street sweepers and other environmental vehicles and equipment and (ii) safety, security and communication equipment. We also are a designer and supplier of technology-based products and services for the public safety market. In addition, we sell parts and provide service, repair, equipment rentals and training as part of a comprehensive offering to our customer base. We operate nine manufacturing facilities in four countries around the world and provide products and integrated solutions to municipal, governmental, industrial and commercial customers in all regions of the world.
As described in Item 1 of Part I of this Form 10-K, the Company’s business units are organized and managed in two operating segments: the Environmental Solutions Group and the Safety and Security Systems Group.
In 2015, the Company continued to focus on executing against its business strategy, which resulted in strong improvement in operating earnings. The Company continued to execute against a number of key long-term objectives, including the following:

•	Creating disciplined growth;

•	Improving manufacturing efficiencies and costs;

•	Leveraging invested capital; and

•	Diversifying our customer base.
The Company assessed achievement against these objectives in 2015 as follows:
Creating Disciplined Growth

•
Despite challenging conditions, including direct and indirect effects associated with reduced demand for our products in oil and gas markets, we improved operating income to $103.2 million for the year. This was an increase of $14.5 million, or 16%, on net sales that were 1% lower than prior-year levels.

•
We demonstrated our commitment to returning value to stockholders by doubling our quarterly dividend in the first quarter of 2015 and increasing it further in the fourth quarter of 2015. During the year, we paid dividends of $15.6 million.

•
Under our authorized share repurchase programs, we repurchased approximately 725,000 shares in 2015 for a total of $10.6 million. The remaining aggregate authorization under these programs of $69.1 million at December 31, 2015 represents approximately 8% of our market capitalization.

•
Subsequent to December 31, 2015, we completed the sale of our Bronto Skylift business, initially receiving proceeds of approximately $83 million, with the remaining purchase price of approximately $4 million expected to be paid, in connection with the payment of the working capital and net debt adjustments, by the end of the second quarter of 2016. The sale will facilitate our focus on more profitable growth opportunities.

•	In addition, in January 2016, we executed a new five-year $325 million revolving credit facility, to replace our existing $225 million credit facility.

•
With our current capital structure, our strong balance sheet, the proceeds received from the sale of Bronto, and the liquidity available under our new credit agreement, we have greater financial flexibility to invest in internal growth initiatives, pursue strategic acquisitions and to consider ways to return value to stockholders.

•
We continue to apply a disciplined approach in considering potential acquisitions. In January 2016, we completed the acquisition of Westech Vac Systems, Ltd., a Canadian manufacturer of high-quality, rugged vacuum trucks. Although not significant in size, the acquisition provides access to new product offerings and new markets. We expect it to be the first in a series of acquisitions, and it fits our strategy of acquiring capabilities that our core businesses can build upon.

Improving Manufacturing Efficiencies and Costs

•	Operating margin improved to 13.4% in 2015 from 11.4% in 2014 - a significant achievement on lower net sales.

•
We continue to focus on reducing product costs and improving manufacturing efficiencies across all of our businesses. We started our “80/20” efficiency initiatives in 2010, and they have been a critical part of the steady improvement in our margins.

•	Our 80/20 initiatives have also helped us to focus on delivering the right products and services at the right prices to better capture the value-add that we create.
Leveraging Invested Capital

•
We remain focused on return on invested capital (“ROIC”) in 2015 and we continue to use an ROIC metric in our long-term incentive compensation programs. This increased focus contributed to a significant year-over-year improvement in ROIC, which we define as net operating profit after taxes divided by average invested capital.

•	We continue to adapt our flexible manufacturing model which allows us to shift production among facilities to optimize capacity and capabilities.

•	The sale of our Bronto Skylift business removed a low-margin operation that required a disproportionate amount of invested capital.

•
We continue to generate strong cash flow from our improved operating performance, with cash flow provided by continuing operations for the year ended December 31, 2015 of $91.1 million, up 12% compared to 2014.

•	The cash generated from operations has helped us to significantly increase our cash position, return value to shareholders and reduce our total debt.

•
At December 31, 2015, cash and cash equivalents exceeded total debt by $31.9 million, compared to a net debt balance of $26.1 million at December 31, 2014. As a result of the reduction in debt, we reduced our interest expense by 36% in 2015, to $2.3 million from $3.6 million in 2014.

•	Our debt leverage remains low, at 0.4 times adjusted EBITDA as of December 31, 2015.
Diversifying Customer Base

•
Historically, 60% or more of our domestic net sales were derived from municipal and other government markets. Municipalities will continue to be important customers, and our leadership in municipal and government markets remains a strength of our company.

•	At the same time, our organic and acquisition growth initiatives generally will focus on expanding our industrial customer base.

•
Although near-term industrial demand has been soft, notably in relation to oil and gas markets, we continue to believe that industrial markets tend to offer better margin and growth opportunities over the longer term.

•
We have also continued to focus on new product development in 2015 and are encouraged that these efforts will provide additional opportunities to further diversify our customer base. Specific examples for industrial markets include investments in new excavator designs to better target utility markets and in internationally certified safety products to expand our global reach.

Results of Operations
The following table summarizes our Consolidated Statements of Operations and illustrates the key financial indicators used to assess our consolidated financial results:

	For the Years Ended December 31,			Change
($ in millions, except per share data)	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Net sales	$768.0	$779.1	$712.9	$(11.1)	$66.2
Cost of sales	542.4	570.4	536.9	(28.0)	33.5
Gross profit	225.6	208.7	176.0	16.9	32.7
Selling, engineering, general and administrative expenses	122.0	120.0	113.7	2.0	6.3
Restructuring	0.4	—	0.7	0.4	(0.7)
Operating income	103.2	88.7	61.6	14.5	27.1
Interest expense	2.3	3.6	8.9	(1.3)	(5.3)
Debt settlement charges	—	—	8.7	—	(8.7)
Other expense, net	1.0	1.7	0.1	(0.7)	1.6
Income before income taxes	99.9	83.4	43.9	16.5	39.5
Income tax (expense) benefit	(34.1)	(23.7)	108.6	(10.4)	(132.3)
Income from continuing operations	65.8	59.7	152.5	6.1	(92.8)
(Loss) gain from discontinued operations and disposal, net of tax	(2.3)	4.0	7.5	(6.3)	(3.5)
Net income	$63.5	$63.7	$160.0	$(0.2)	$(96.3)
Other data:
Operating margin	13.4%	11.4%	8.6%	2.0%	2.8%
Diluted earnings per share — Continuing operations	$1.04	$0.94	$2.41	$0.10	$(1.47)
Total orders	686.1	807.4	706.0	(121.3)	101.4
Backlog	171.3	254.7	226.5	(83.4)	28.2
Depreciation and amortization	12.3	11.5	11.0	0.8	0.5
Year ended December 31, 2015 vs. year ended December 31, 2014
Net sales
Net sales decreased by $11.1 million, or 1%, for the year ended December 31, 2015 compared to the prior year. Net sales in the Environmental Solutions Group decreased by $2.5 million, with lower sales of vacuum trucks and sewer cleaners being partially offset by improved sales of street sweepers. In the Safety and Security Systems Group, net sales were down $8.6 million, largely due to an $11.4 million reduction in sales of industrial products associated with lower demand within oil and gas markets, as well as an unfavorable foreign currency impact of $8.2 million, partially offset by a $10.9 million improvement in sales into European public safety markets.
Cost of sales
For the year ended December 31, 2015, cost of sales decreased by $28.0 million, or 5%, compared to the prior year, largely driven by a decrease of $18.0 million within the Environmental Solutions Group, principally associated with favorable product mix, as well as productivity and capacity improvements at our manufacturing facilities. The Safety and Security Systems Group also reported a $10.0 million cost of sales reduction, primarily due to a favorable foreign currency impact of $6.2 million, as well as favorable sales mix effects.
Gross profit
For the year ended December 31, 2015, gross profit increased by $16.9 million, or 8%, compared to the prior year. Gross margin for the year ended December 31, 2015 was 29.4%, up from 26.8% in the prior year. The improvement in gross margin was primarily the result of productivity and facilities utilization improvements and improved pricing within the Environmental Solutions Group, as well as favorable product mix and lower costs in the Safety and Security Systems Group.

Selling, engineering, general and administrative expenses
SEG&A expenses increased by $2.0 million for the year ended December 31, 2015 compared to the prior year, largely due to increases of $0.8 million within the Safety and Security Systems Group, associated with higher engineering expenses for new product development, and $0.7 million within Corporate, primarily due to increased employee costs. The Environmental Solutions Group also reported a $0.5 million increase, primarily due to higher employee compensation costs, partially offset by decreased product liability and workers’ compensation expenses.
Operating income
Operating income for the year ended December 31, 2015 increased by $14.5 million, or 16%, to $103.2 million, reflecting an operating margin of 13.4% compared to 11.4% in the prior year. The increase was primarily attributable to improved operating leverage and favorable pricing within the Environmental Solutions Group, which contributed to a $15.5 million improvement in gross profit, and improved performance in the Safety and Security Systems Group, resulting in a $1.4 million increase in gross profit. These increases were partially offset by higher SEG&A expenses and $0.4 million of restructuring expenses in the Safety and Security Systems Group associated with severance costs incurred in connection with the completion of a voluntary reduction-in-force at our U.K. coal-mining business.
Interest expense
Interest expense for the year ended December 31, 2015 decreased by $1.3 million, or 36%, compared to the prior year, primarily due to significant reductions in debt levels. For further discussion, see Note 5 – Debt to the accompanying consolidated financial statements.
Other expense, net
Other expense, net totaled $1.0 million for the year ended December 31, 2015, as compared to $1.7 million in the prior year. The decrease was largely driven by a $0.6 million gain on a foreign currency forward contract entered into in connection with the sale of the Fire Rescue Group, as discussed further in Note 14 – Discontinued Operations to the accompanying consolidated financial statements.
Income tax (expense) benefit
The Company recognized income tax expense of $34.1 million in the year ended December 31, 2015, compared to $23.7 million in the prior year. The Company’s effective tax rate for the year ended December 31, 2015 was 34.1%, compared to 28.4% in 2014. The increase in tax expense in the current year was primarily due to higher pre-tax income levels and the absence of certain tax benefits in the prior year that did not recur, described further below. The Company’s effective tax rate for the year ended December 31, 2015 was favorably impacted by a $4.2 million net tax benefit associated with tax planning strategies, partially offset by a $2.4 million adjustment of deferred tax assets and $0.4 million of expense associated with a change in the enacted tax rate in the U.K.
The Company’s effective tax rate for the year ended December 31, 2014 was favorably impacted by a $1.0 million net reduction in unrecognized tax benefits, primarily related to the completion of an IRS audit, a $3.5 million release of valuation allowance that was previously recorded against the Company’s Spanish deferred tax assets and a $0.4 million benefit attributable to a change in the enacted tax rate in Spain.
For further discussion, see Note 6 – Income Taxes to the accompanying consolidated financial statements.
Income from continuing operations
Income from continuing operations was $65.8 million for the year ended December 31, 2015, compared with $59.7 million in the prior year. The $6.1 million increase was largely due to increased operating income and reductions in interest expense and other expense, net, as explained above, partially offset by an increase in income tax expense.
(Loss) gain from discontinued operations and disposal, net of tax
For the year ended December 31, 2015, the Company recorded a net loss from discontinued operations and disposal of $2.3 million, which was primarily driven by tax expense associated with recording a net deferred tax liability of $6.3 million associated with recognizing the outside basis differences of entities being sold in connection with the sale of Bronto. Partially offsetting this tax expense was $1.2 million of net income generated by the Fire Rescue Group, which was discontinued in 2015. The Company also received $4.0 million from the general escrow funds originally established in connection with the Company’s 2012 sale of the former Federal Signal Technologies Group (“FSTech”), and recorded this income as a component of (Loss) gain from discontinued operations and disposal, net of tax of $1.5 million. There were no amounts remaining in escrow as of December 31, 2015.
For the year ended December 31, 2014, the Company recorded a net gain from discontinued operations and disposal of $4.0 million, which included $3.3 million of net income generated by the Fire Rescue Group, which was discontinued in 2015, as well as adjustments of estimated product liability obligations of previously discontinued businesses, resulting from updated actuarial valuations.
For further discussion of the loss from discontinued operations and disposals, see Note 14 – Discontinued Operations to the accompanying consolidated financial statements.
Year ended December 31, 2014 vs. year ended December 31, 2013
Net sales
Net sales increased by $66.2 million, or 9%, for the year ended December 31, 2014 compared to the prior year, primarily driven by our Environmental Solutions Group, which reported a net sales improvement of $62.6 million, or 13%, which primarily resulted from a $41.1 million increase in sales volumes, improved pricing strategies and favorable product mix linked to higher sales to industrial customers. Vacuum truck sales increased by $22.6 million, largely resulting from increased production throughput and productivity gains within our manufacturing facilities that have resulted in improved sales volumes of hydro-excavation products. Street sweeper sales were also $21.5 million higher than the prior year, and were reflective of improved municipal demand. There was also improvement in the Safety and Security Systems Group, where net sales increased by $3.6 million, or 2%.
Cost of sales
For the year ended December 31, 2014, cost of sales increased by $33.5 million, or 6%, compared to the prior year, largely driven by an increase of $33.8 million, or 9%, within the Environmental Solutions Group associated with higher unit volumes. These increases were partially offset by a $0.3 million reduction within our Safety and Security Group.
Gross profit
For the year ended December 31, 2014, gross profit increased by $32.7 million compared to the prior year. Gross margin for the year ended December 31, 2014 was 26.8%, up from 24.7% in the prior year. The improvement in gross margin was primarily the result of increased volumes that leveraged production capacity, favorable product mix associated with higher sales to industrial customers and productivity and facilities utilization improvements within our Environmental Solutions Group. Gross margin within our Safety and Security Systems Group improved by 110 basis points in comparison to the prior year, which included inefficiencies associated with an ERP implementation.
Selling, engineering, general and administrative expenses
SEG&A expenses increased by $6.3 million for the year ended December 31, 2014 compared to the prior year, primarily due to a $5.1 million increase within the Environmental Solutions Group, resulting from higher employee incentive and stock-compensation expense, product liability costs and consulting expenses. In addition, SEG&A expenses at Corporate were $2.3 million higher than the prior year, largely due to increased employee incentive and stock-compensation expense. These increases were partially offset by lower expenses of $1.1 million within the Safety and Security Systems Group, primarily due to lower pension expense and staffing costs.
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
Operating income
Operating income for the year ended December 31, 2014 increased by $27.1 million, or 44%, when compared to the prior year. The increases were primarily attributable to improved operating leverage and increased volumes within our Environmental Solutions Group, which contributed to a $28.8 million improvement in gross profit, and improved performance in our Safety and Security Systems Group, where gross profit increased by $3.9 million. These increases were largely offset by increased

SEG&A expenses within Corporate and the Environmental Solutions Group. Operating income for the year ended December 31, 2014 was also favorably impacted by the $0.7 million reduction in restructuring charges and lower SEG&A expenses in our Safety and Security Systems Group.
Interest expense
Compared with the prior year, interest expense for the year ended December 31, 2014 decreased by $5.3 million, or 60%, primarily due to significant reductions in debt levels. For the year ended December 31, 2014, interest expense further benefited from lower interest rates on borrowings that resulted from our March 2013 debt refinancing.
Debt settlement charges
There were no debt settlement charges in 2014.
In the first quarter of 2013, the Company recorded $8.7 million of charges related to the termination of our prior debt facilities. The expenses included the write-off of deferred financing fees of $4.5 million and a prepayment penalty of $4.2 million.
Other expense, net
Other expense, net totaled $1.7 million for the year ended December 31, 2014, as compared to $0.1 million in the prior year. The increase was largely driven by higher realized losses from foreign currency transactions.
Income tax (expense) benefit
The Company recognized income tax expense of $23.7 million for the year ended December 31, 2014, compared to an income tax benefit of $108.6 million in the prior year. The Company’s effective tax rate for the year ended December 31, 2014 was 28.4%, compared to (247.4)% in 2013.
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
The Company’s effective tax rate for the year ended December 31, 2014 was also favorably impacted by a $1.0 million net reduction in unrecognized tax benefits, that primarily related to the completion of an IRS audit, a $3.5 million release of valuation allowance that was previously recorded against the Company’s Spanish deferred tax assets and a $0.4 million benefit attributable to a change in the enacted tax rate in Spain.
Income from continuing operations
Income from continuing operations was $59.7 million for the year ended December 31, 2014, compared with $152.5 million in the prior year. The lower income is largely due to increased income tax expense, partially offset by improved operating income and reduced interest expense, as further explained above. Income from continuing operations for the year ended December 31, 2014, was also positively impacted by the absence of $8.7 million of debt settlement charges incurred in connection with our prior year debt refinancing.

Gain from discontinued operations and disposal, net of tax
For the year ended December 31, 2014, the Company recorded a net gain from discontinued operations and disposal of $4.0 million, which included $3.3 million of net income generated by the Fire Rescue Group, which was discontinued in 2015, as well as adjustments of estimated product liability obligations of previously discontinued businesses, resulting from updated actuarial valuations.
For the year ended December 31, 2013, the Company recorded a net gain from discontinued operations and disposal of $7.5 million, which included $7.7 million of net income generated by the Fire Rescue Group. Partially offsetting this income was a charge related to special termination benefits provided to certain FSTech employees that were retained by the Company in order to assist with transitional operations through the end of the third quarter of 2013, as well as certain adjustments relating to assets of other previously discontinued operations.
Orders & Backlog

($ in millions)	2015	2014	2013
Total orders	$686.1	$807.4	$706.0
Change in orders year-over-year	(15.0)%	14.4%	2.3%
Change in U.S. municipal and government orders year-over-year	(10.9)%	20.7%	1.7%
Change in U.S. industrial and commercial orders year-over-year	(30.2)%	13.7%	8.2%
Change in non-U.S. orders year-over-year	(3.0)%	4.8%	(3.1)%
Backlog	$171.3	$254.7	$226.5
Change in backlog year-over-year	(32.7)%	12.5%	(3.5)%
Year ended December 31, 2015 vs. year ended December 31, 2014
For the year ended December 31, 2015, total orders of $686.1 million decreased by $121.3 million, or 15%, compared to the prior year, largely due to lower demand for vacuum trucks, street sweepers and sewer cleaners, which led to an $106.4 million decrease in orders within our Environmental Solutions Group. Our Safety and Security Systems Group also reported decreased orders of $14.9 million.
U.S. municipal and governmental orders decreased by 11%, primarily due to a decline in orders of street sweepers and sewer cleaners of $26.3 million and $12.9 million, respectively. Street sweeper and sewer cleaner orders from our municipal markets decreased largely due to fewer fleet orders as compared with the prior year.
U.S. industrial and commercial orders decreased by 30%, primarily as a result of lower orders within our Environmental Solutions Group, including decreased orders of $66.1 million for vacuum trucks, which were adversely impacted, directly and indirectly, by softness in oil and gas markets and, to a lesser extent, other industrial markets.
Non-U.S. orders decreased by 3%, primarily due to lower demand for industrial products used in oil and gas markets and coal markets and unfavorable foreign currency effects within our Safety and Security Systems Group. This was partially offset by an increase in orders from European and international public safety markets linked to higher demand, as well as increased orders from Canada within our Environmental Solutions Group.
Year ended December 31, 2014 vs. year ended December 31, 2013
For the year ended December 31, 2014, total orders of $807.4 million increased by $101.4 million, or 14%, compared to the prior year, largely due to higher demand for street sweepers, vacuum trucks and sewer cleaners which led to an $85.9 million increase in orders within our Environmental Solutions Group. Our Safety and Security Systems Group also reported improved orders of $15.5 million.
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
U.S. industrial and commercial orders increased by 14%, primarily as a result of improved orders within our Environmental Solutions Group, including increased orders of $19.8 million, $6.3 million and $4.3 million for vacuum trucks, waterblasters and used equipment, respectively.

Non-U.S. orders increased by 5%, primarily due to higher integrated systems orders and increased demand in international public safety markets within our Safety and Security Systems Group.
Backlog
Backlog was $171.3 million at December 31, 2015 as compared to $254.7 million at December 31, 2014. The decrease was largely due to a lower backlog for vacuum trucks, street sweepers and sewer cleaners within our Environmental Solutions Group, resulting from reduced demand from oil and gas markets and the absence of certain large fleet orders received in the prior year. The reduction in orders also includes the effects of receiving fewer advance orders from customers associated with shorter lead times for our products following our recent capacity improvements.
Environmental Solutions
The following table summarizes the Environmental Solutions Group’s operating results as of and for the years ended December 31, 2015, 2014 and 2013:

	For the Years Ended December 31,			Change
($ in millions)	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Net sales	$534.1	$536.6	$474.0	$(2.5)	$62.6
Operating income	96.9	81.9	58.2	15.0	23.7
Other data:
Operating margin	18.1%	15.3%	12.3%	2.8%	3.0%
Total orders	$449.2	$555.6	$469.7	$(106.4)	$85.9
Backlog	133.4	218.3	199.3	(84.9)	19.0
Depreciation and amortization	7.3	6.8	6.1	0.5	0.7
Year ended December 31, 2015 vs. year ended December 31, 2014
Total orders decreased by $106.4 million, or 19%, for the year ended December 31, 2015. U.S. orders decreased by $111.2 million, or 24%, largely due to reductions in orders for vacuum trucks, street sweepers, and sewer cleaners of $66.1 million, $22.7 million and $13.8 million, respectively. Vacuum truck orders were adversely impacted by softness in oil and gas markets, while the decreases in street sweeper and sewer cleaner orders from our municipal markets was primarily due to fewer large fleet orders when compared with the prior year. Non-U.S. orders increased by $4.8 million, or 6%, for the year ended December 31, 2015. Orders from Canada were up $15.9 million, primarily driven by improved sewer cleaner orders. Partially offsetting the improvement in Canadian orders were decreases in orders from the Middle East, South America and Mexico of $8.7 million, $2.6 million, and $2.2 million, respectively. The prior year included a large fleet order for street sweepers from the Middle East.
Net sales decreased by $2.5 million for the year ended December 31, 2015. U.S. sales decreased by $0.4 million, primarily due to decreases in sales of vacuum trucks and sewer cleaners of $19.9 million and $11.8 million, respectively, that was largely offset by a $33.6 million increase in shipments of street sweepers. The improvement in street sweeper sales is reflective of strong municipal order intake in prior periods. The decline in the demand for sewer cleaners and vacuum trucks is reflective of softness in oil and gas markets, which has also contributed to lower demand for additional rental units in the vacuum truck market. Non-U.S. sales decreased by $2.1 million, largely driven a $9.2 million decline in street sweeper shipments to the Middle East, partially offset by increased sales of vacuum trucks and sewer cleaners into Canada. The prior year was inclusive of a significant street sweeper fleet order to the Middle East that did not repeat.
Cost of sales decreased by $18.0 million for the year ended December 31, 2015. Favorable product mix effects of $19.8 million were partly offset by a $1.8 million increase associated with higher unit volumes. Gross margin for the year ended December 31, 2015 improved to 26.3% from 23.3% in the prior year, largely due to favorable pricing, coupled with productivity and capacity improvements at our manufacturing facilities.
SEG&A expenses increased by $0.5 million for the year ended December 31, 2015, largely due to a $1.9 million increase in employee compensation costs, partially offset by a $1.1 million decrease in product liability and workers’ compensation expenses.
Operating income increased by $15.0 million, or 18%, for the year ended December 31, 2015. The increase in operating income was the result of a $15.5 million improvement in gross profit, offset by the $0.5 million increase in SEG&A expenses.

Backlog was $133.4 million at December 31, 2015 compared to $218.3 million at December 31, 2014. The decrease was largely due to a lower backlog for vacuum trucks, street sweepers and sewer cleaners, which declined by $83.2 million in the aggregate, resulting from reduced demand from oil and gas markets and the absence of certain large fleet orders received in the prior year. The reduction in orders also includes the effects of receiving fewer advance orders from customers associated with shorter lead times for our products that were facilitated by our recent capacity improvements.
Year ended December 31, 2014 vs. year ended December 31, 2013
Total orders increased by $85.9 million, or 18%, for the year ended December 31, 2014. U.S. orders increased $86.5 million, or 23%, largely due to an increase in orders for street sweepers of $37.4 million, vacuum trucks of $15.9 million, sewer cleaners of $15.0 million and waterblasters of $6.3 million. Orders for street sweepers and sewer cleaners benefited from solid municipal demand and an influx of fleet orders, including significant orders from large municipalities. Improved vacuum truck orders are inclusive of hydro-excavation products with applications in industrial markets. Non-U.S. orders decreased by $0.6 million for the year ended December 31, 2014. Compared with the prior year, orders for street sweepers and sewer cleaners in Canada were $7.0 million lower, while orders for sewer cleaners in the Middle East were also down $3.3 million. Partially offsetting these decreases were increased orders of $8.8 million for street sweepers in the Middle East, which were largely driven by a large fleet order during the second quarter of 2014.
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

Safety and Security Systems
The following table summarizes the Safety and Security Systems Group’s operating results as of and for the years ended December 31, 2015, 2014 and 2013:

	For the Years Ended December 31,			Change
($ in millions)	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Net sales	$233.9	$242.5	$238.9	$(8.6)	$3.6
Operating income	32.3	32.1	26.1	0.2	6.0
Other data:
Operating margin	13.8%	13.2%	10.9%	0.6%	2.3%
Total orders	$236.9	$251.8	$236.3	$(14.9)	$15.5
Backlog	37.9	36.4	27.2	1.5	9.2
Depreciation and amortization	4.8	4.5	4.2	0.3	0.3
Year ended December 31, 2015 vs. year ended December 31, 2014
Total orders decreased by $14.9 million, or 6%, for the year ended December 31, 2015. U.S. orders decreased by $4.4 million, primarily due to a $5.4 million decrease in orders for outdoor warning systems when compared to the prior year that included two large orders that did not repeat, and a $6.8 million decrease in industrial orders attributable to lower demand in oil and gas markets and domestic coal markets. These decreases were partially offset by a $7.8 million improvement in orders from public safety markets, largely driven by improved police orders. Non-U.S. orders decreased by $10.5 million, or 10%, primarily due to an $8.3 million unfavorable foreign currency effect. Excluding the unfavorable foreign currency effect, non-U.S orders were adversely impacted by a $6.5 million decline in industrial orders, primarily due to softness in the international oil and gas markets, a $3.5 million reduction in orders for products sold into international coal markets and a $2.8 million decrease in orders for outdoor warning systems. These reductions were offset by a $10.6 million increase in orders from European and other international public safety markets associated with improved demand, as well as the effects of several large orders received during the year.
Net sales decreased by $8.6 million for the year ended December 31, 2015. U.S. sales decreased by $3.4 million, largely due to a $6.0 million decrease in sales of industrial products, attributable to lower demand in oil and gas markets and domestic coal markets, which was partially offset by a $2.7 million improvement in sales into public safety markets. Non-U.S. sales decreased by $5.2 million, principally due to an unfavorable foreign currency impact of $8.2 million. Excluding unfavorable foreign currency effects, non-U.S. sales increased by $3.0 million, largely due to a $10.9 million improvement in sales into European public safety markets and a $1.2 million increase in other international public safety markets. These increases were partially offset by a $5.4 million reduction in sales of industrial products into international oil and gas and coal markets, and a $3.7 million decrease in sales of outdoor warning systems.
Cost of sales decreased by $10.0 million for the year ended December 31, 2015. The decrease largely resulted from a favorable foreign currency impact of $6.2 million, coupled with favorable customer and product mix effects, as well as reductions in manufacturing, freight and product costs. Gross margin for the year ended December 31, 2015 improved to 36.3% from 34.5% in the prior year, largely as a result of reduced costs and a favorable change in the mix of products sold to customers.
SEG&A expenses increased by $0.8 million for the year ended December 31, 2015, largely due to higher engineering expenses for new product development and increased employee costs.
Operating income increased by $0.2 million for the year ended December 31, 2015, largely due to a $1.4 million improvement in gross profit, offset by the $0.8 million increase in SEG&A expenses and $0.4 million of expense associated with restructuring activities, primarily associated with severance costs incurred in connection with a voluntary reduction-in-force that was completed at our U.K. coal-mining business.
Backlog was $37.9 million at December 31, 2015 compared to $36.4 million at December 31, 2014. The increase was primarily due to improved orders within the public safety market, largely driven by higher police orders, partially offset by decreased industrial orders attributable to lower demand in oil and gas markets.
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
Corporate Expense
Corporate operating expenses were $26.0 million, $25.3 million and $22.7 million for the years ended December 31, 2015, 2014 and 2013, respectively.
For the year ended December 31, 2015, corporate operating expenses increased by $0.7 million, primarily due to higher employee costs.
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
The Company’s hearing loss litigation has historically been managed by the Company’s legal staff resident at the corporate office and not by management at any reporting segment. In accordance with ASC Topic 280, Segment Reporting, which provides that segment reporting should follow the management of the item and that certain expenses may be corporate expenses, these legal expenses (which are not part of the normal operating activities of any of our operating segments), are reported and managed as corporate expenses.

Financial Condition, Liquidity and Capital Resources
The Company used its cash flow from operations to fund growth and to make capital investments that sustain its operations, reduce costs, or both. Beyond these uses, remaining cash is used to pay down debt, repurchase shares, fund dividend payments and make pension contributions. The Company may also choose to invest in the acquisition of businesses. In the absence of significant unanticipated cash demands, we believe that the Company’s existing cash balances, cash flow from operations and borrowings available under the 2016 Credit Agreement will provide funds sufficient for these purposes.
The Company’s cash and cash equivalents totaled $76.0 million, $24.1 million and $13.6 million as of December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015, $12.5 million of cash and cash equivalents was held by foreign subsidiaries. Cash and cash equivalents held by subsidiaries outside the U.S. typically are held in the currency of the country in which it is located. This cash is used to fund the operating activities of our foreign subsidiaries and for further investment in foreign operations. Generally, we consider such cash to be permanently reinvested in our foreign operations and our current plans do not demonstrate a need to repatriate such cash to fund U.S. operations. However, in the event that these funds were needed to fund U.S. operations or to satisfy U.S. obligations, they generally could be repatriated. The repatriation of these funds may then cause us to incur additional U.S. income tax expense, which would be dependent on income tax laws and other circumstances at the time any such amounts were repatriated.
As discussed further in Note 14 – Discontinued Operations to the accompanying consolidated financial statements, the Company recorded a net deferred tax liability of $6.3 million at December 31, 2015 associated with recognizing the outside basis differences of entities being sold in connection with the sale of Bronto. The deferred tax liability recorded at December 31, 2015 includes a liability for U.S. income tax effects associated with the repatriation of the related sales proceeds. The initial sales proceeds of €76 million (approximately $83 million) were received on January 29, 2016, with the remaining purchase price expected to be paid, in connection with the payment of the working capital and net debt adjustments, by the end of the second quarter of 2016.
Net cash provided by continuing operating activities totaled $91.1 million, $81.1 million and $64.8 million in 2015, 2014 and 2013, respectively. The increase in cash generated by continuing operating activities in 2015 compared to 2014 was largely the result of higher earnings and a $1.2 million reduction in pension contributions, offset by increases in year-end primary working capital (defined as accounts receivable and inventories, net, less accounts payable and customer deposits) and tax payments of $4.0 million and $2.4 million, respectively. The increase in cash generated by continuing operating activities in 2014 compared to 2013 was largely the result of higher earnings, offset by increases in year-end primary working capital and tax payments of $7.7 million and $5.9 million, respectively.
Net cash used in continuing investing activities totaled $11.5 million, $5.8 million and $10.5 million in 2015, 2014 and 2013, respectively. In each of the years presented, cash was used to fund the purchase of properties and equipment, with $9.6 million, $13.7 million and $11.6 million of capital expenditures in 2015, 2014 and 2013, respectively. In 2015, the Company provided a customer with a loan of $6.0 million. The loan is secured by real estate of the customer, has a one-year term and bears interest at a rate of 7% per annum, increasing to 14% per annum if the loan is not repaid by an agreed-upon date. During 2015 and 2014, the Company also received $4.0 million and $7.4 million, respectively, from the escrow associated with the FSTech divestiture. Proceeds from the sale of properties and equipment amounted to $0.1 million, $0.5 million and $0.1 million in 2015, 2014 and 2013, respectively.
Net cash used for continuing financing activities totaled $33.0 million, $53.7 million and $65.6 million in 2015, 2014 and 2013, respectively. In 2015, the Company funded cash dividends of $15.6 million, repurchased $10.6 million of treasury stock, and redeemed $3.2 million of stock in order to remit funds to tax authorities to satisfy employees’ minimum tax withholdings following the vesting of stock-based compensation. The Company also paid $5.8 million in scheduled term loan repayments. Offsetting these financing cash outflows were $1.0 million of proceeds from stock option exercises and a $1.6 million excess tax benefit, representing the difference between stock-based compensation expense deductible for income tax and recognized for financial reporting purposes. In 2014, the Company used cash to pay down a net $20.0 million on its revolving credit facility and $21.6 million on its term loan, including a voluntary debt prepayment of $15.0 million that was made during the fourth quarter. The Company also repurchased $10.3 million of treasury stock and funded cash dividends of $5.6 million. These financing cash outflows were offset by $2.6 million of proceeds from stock option exercises and a $2.2 million excess tax benefit. In 2013, the Company used $61.4 million to pay down debt, and $6.1 million to pay an early termination penalty and debt issuance costs in connection with its March 2013 debt refinancing. The Company also received $2.6 million from stock compensation activity in 2013.
The Company uses the ratio of total debt to adjusted EBITDA as one measure of its long-term financial stability. The ratio of debt to adjusted EBITDA is a non-GAAP measure that represents total debt divided by the trailing 12-month total of income from continuing operations before interest expense, restructuring charges, other expense, income tax benefit or expense, and depreciation and amortization expense. The Company uses the ratio to calibrate the magnitude of its debt and its debt capacity against adjusted EBITDA, which is used as an operating performance measure. We believe that investors use a version of this ratio in a similar manner. In addition, financial institutions (including the Company’s lenders) use the ratio in connection with debt agreements to set pricing and covenant limitations. For these reasons, the Company believes that the ratio is a meaningful metric to investors in evaluating the Company’s long-term financial performance and stability. Other companies may use different methods to calculate total debt to EBITDA. The following table summarizes the Company’s ratio of total debt to adjusted EBITDA and reconciles income from continuing operations to adjusted EBITDA as of and for each of the three years in the period ended December 31, 2015:

	Trailing Twelve Months Ending December 31,
($ in millions)	2015	2014	2013
Total debt	$44.1	$50.2	$92.1

Income from continuing operations	$65.8	$59.7	$152.5
Add:
Interest expense	2.3	3.6	8.9
Restructuring	0.4	—	0.7
Debt settlement charges	—	—	8.7
Other expense, net	1.0	1.7	0.1
Income tax expense (benefit)	34.1	23.7	(108.6)
Depreciation and amortization	12.3	11.5	11.0
Adjusted EBITDA	$115.9	$100.2	$73.3

Total debt to adjusted EBITDA ratio	0.4	0.5	1.3
On January 27, 2016, the Company entered into the 2016 Credit Agreement, by and among the Company and certain of its foreign subsidiaries (collectively, the “Borrowers”), Wells Fargo Bank, National Association, as administrative agent, swingline lender and issuing lender, JPMorgan Chase Bank, N.A. as syndication agent, KeyBank National Association, as documentation agent, Wells Fargo Securities, LLC and J.P. Morgan Securities LLC, as joint lead arrangers and joint bookrunners, and the other lenders and parties signatory thereto.
The 2016 Credit Agreement is a $325.0 million revolving credit facility, maturing on January 27, 2021, that provides for borrowings in the form of loans or letters of credit up to the aggregate availability under the facility, with a sub-limit of $50.0 million for letters of credit. The 2016 Credit Agreement allows for the Borrowers to borrow in denominations of U.S. Dollars, Canadian Dollars (up to a maximum of C$85.0 million) or euros (up to a maximum of €20.0 million). In addition, the Company may cause the commitments to increase by up to an additional $75.0 million, subject to the approval of the applicable lenders providing such additional financing. Borrowings under the 2016 Credit Agreement may be used for working capital and general corporate purposes, including permitted acquisitions.
The Company’s domestic subsidiaries provide guarantees for all obligations of the Borrowers under the 2016 Credit Agreement, which is secured by a first priority security interest in all now or hereafter acquired domestic property and assets and the stock or other equity interests in each of the domestic subsidiaries and 65% of the outstanding voting capital stock of certain first-tier foreign subsidiaries, subject to certain exclusions.
Borrowings under the 2016 Credit Agreement bear interest, at the Company’s option, at a base rate or a LIBOR rate, plus, in each case, an applicable margin. The applicable margin ranges from 0.00% to 1.25% for base rate borrowings and 1.00% to 2.25% for LIBOR borrowings. The Company must also pay a commitment fee to the lenders ranging between 0.15% to 0.30% per annum on the unused portion of the $325.0 million revolving credit facility along with other standard fees. Letter of credit fees are payable on outstanding letters of credit in an amount equal to the applicable LIBOR margin plus other customary fees.
The Company is subject to certain leverage ratio and interest coverage ratio financial covenants under the 2016 Credit Agreement that are to be measured at each fiscal quarter-end. The 2016 Credit Agreement also includes a “covenant holiday” period, which allows for the temporary increase of the minimum leverage ratio following the completion of a permitted acquisition, or a series of permitted acquisitions, when the total consideration exceeds a specified threshold. In addition, the 2016 Credit Agreement includes customary negative covenants, subject to certain exceptions, restricting or limiting the Company’s and its subsidiaries’ ability to, among other things: (i) make non-ordinary course dispositions of assets, (ii) make certain fundamental business changes, such as merge, consolidate or enter into any similar combination, (iii) make restricted payments, including dividends and stock repurchases, (iv) incur indebtedness, (v) make certain loans and investments, (vi)

create liens, (vii) transact with affiliates, (viii) enter into sale/leaseback transactions, (ix) make negative pledges and (x) modify subordinated debt documents.
Under the 2016 Credit Agreement, restricted payments, including dividends and stock repurchases, shall be permitted if (i) the Company’s leverage ratio is less than or equal to 2.50, (ii) the Company is in compliance with all other financial covenants and (iii) there are no existing defaults under the 2016 Credit Agreement. If its leverage ratio is more than 2.50, the Company is still permitted to fund (i) up to $30.0 million of dividend payments, (ii) stock repurchases sufficient to offset dilution created by the issuance of equity as compensation to its officer, directors, employees and consultants and (iii) an incremental $30.0 million of other cash payments.
The 2016 Credit Agreement contains customary events of default. If an event of default occurs and is continuing, the Borrowers may be required immediately to repay all amounts outstanding under the 2016 Credit Agreement and the commitments from the lenders may be terminated.
The 2016 Credit Agreement amends and restates the Company’s March 13, 2013 Credit Agreement (the “2013 Credit Agreement”) by and among the Company, as borrower, the lenders referred to therein, as lenders, Wells Fargo Bank, National Association, as administrative agent, swingline lender and issuing lender, General Electric Capital Corporation, as syndication agent, and Wells Fargo Securities, LLC and GE Capital Markets, Inc., as joint lead arrangers and joint book managers. The 2013 Credit Agreement provided the Company with a $225.0 million senior secured credit facility comprised of a five-year fully funded term loan of $75.0 million and a five-year $150.0 million revolving credit facility under which borrowings may be made from time to time during the five-year term.
The 2013 Credit Agreement was a five-year senior secured credit facility secured by a first priority security interest in all now or hereafter acquired domestic property and assets and the stock or other equity interests in each of the domestic subsidiaries and certain of the first-tier foreign subsidiaries, subject to certain exclusions. Under the terms of the 2013 Credit Agreement, the Company was required to make quarterly installment payments against the $75.0 million term loan, with any remaining balance due on the maturity date of March 13, 2018. As a result of executing the 2016 Credit Agreement subsequent to December 31, 2015, but prior to the issuance of the financial statements, the $6.9 million current portion of term loan debt outstanding as of December 31, 2015 has been reflected as a component of long-term borrowings and capital lease obligations on the Consolidated Balance Sheet. Under the 2013 Credit Agreement, the Company was allowed to prepay the term loan in whole or in part prior to maturity without premium or penalty. In the fourth quarter of 2014, the Company made a voluntary term loan prepayment of $15.0 million. In the first quarter of 2016, the Company repaid the remaining $43.4 million of principal outstanding under the 2013 Credit Agreement.
The 2013 Credit Agreement provided for loans and letters of credit in an amount up to an aggregate availability under the revolving credit facility of $150.0 million, with a sub-limit of $50.0 million for letters of credit. Borrowings under the 2013 Credit Agreement bore interest, at the Company’s option, at a base rate or a LIBOR rate, plus, in each case, an applicable margin. The applicable margin ranged from 1.00% to 2.00% for base rate borrowings and 2.00% to 3.00% for LIBOR borrowings. The Company was also required to pay a commitment fee to the lenders equal to a range of 0.25% to 0.45% per annum on the unused portion of the $150.0 million revolving credit facility along with other standard fees. Letter of credit fees were also payable on outstanding letters of credit in an amount equal to the applicable LIBOR margin plus other customary fees. The Company was allowed to prepay in whole or in part advances under the revolving credit facility portion without penalty or premium other than customary “breakage” costs with respect to LIBOR loans.
The 2013 Credit Agreement required the Company to comply with financial covenants related to the maintenance of a minimum fixed charge coverage ratio and maximum leverage ratio. The financial covenants were measured at each fiscal quarter-end. Restricted payments, including dividends, were permitted only if the pro-forma leverage ratio after giving effect to such payment is less than 3.25x, pro-forma compliance after giving effect to such payment was maintained for all other financial covenants and there were no existing defaults under the 2013 Credit Agreement. The Company was in compliance with all of its debt covenants as of, and throughout the year ended, December 31, 2015.
In the first quarter of 2013, upon execution of the 2013 Credit Agreement, the Company recorded $8.7 million of costs related to the termination of its prior debt agreements. The costs included a $4.2 million early termination penalty payment and a $4.5 million write-off of the remaining unamortized deferred financing costs related to the prior debt agreements.
The Company incurred $1.9 million of debt issuance costs associated with the execution of the 2013 Credit Agreement. Financing costs incurred in connection with the 2013 Credit Agreement were deferred and, prior to the execution of the 2016 Credit Agreement, were being amortized over the five-year term. The Company does not expect to write off a material amount of unamortized deferred financing fees associated with the 2013 Credit Agreement in connection with executing the 2016 Credit Agreement in the first quarter of 2016. The Company estimates that approximately $1 million of debt issuance costs were incurred in connection with the execution of the 2016 Credit Agreement.

As of December 31, 2015, there was no cash drawn and $19.2 million of undrawn letters of credit under the $150.0 million revolving credit facility portion of the 2013 Credit Agreement, with $130.8 million of net availability for borrowings. As of December 31, 2015, no amounts were drawn against the Company’s non-U.S. lines of credit which provide for borrowings up to $10.0 million.
For the years ended December 31, 2014 and December 31, 2013, gross borrowings under the Company’s domestic revolving credit facility of the 2013 Credit Agreement were $6.5 million and $123.7 million, respectively. For the years ended December 31, 2014 and December 31, 2013, gross payments under the Company’s domestic revolving credit facility of the 2013 Credit Agreement were $26.5 million and $106.2 million, respectively. There were no borrowings or repayments under the Company’s domestic revolving credit facility of the 2013 Credit Agreement during 2015.
Aggregate maturities of total borrowings, giving effect to the 2016 Credit Agreement, amount to approximately $0.4 million in 2016, $0.3 million in 2017, none in 2018, none in 2019 and $43.4 million in 2020 and thereafter. The weighted average interest rate on long-term borrowings was 2.4% at December 31, 2015.
The Company paid interest of $1.9 million in 2015, $3.0 million in 2014 and $9.4 million in 2013.
The Company paid income taxes of $9.6 million in 2015, $7.2 million in 2014 and $1.3 million in 2013.
Cash dividends of $15.6 million and $5.6 million were declared and paid to stockholders in 2015 and 2014. The Company did not declare any dividends in 2013 or 2012, and accordingly, no dividends were paid in 2013.
The Company anticipates that capital expenditures for 2016 will be in the range of $10 million to $15 million. The Company believes that its financial resources and major sources of liquidity, including cash flow from operations and borrowing capacity, will be adequate to meet its operating needs, capital needs and financial commitments.
Contractual Obligations and Off-Balance Sheet Arrangements
The following table summarizes the Company’s contractual obligations and payments due by period as of December 31, 2015:

	Payments Due by Period
(in millions)	Total	Less than 1 Year	2-3 Years	4-5 Years	More than 5 Years
Long-term debt (a)	$43.4	$—	$—	$—	$43.4
Interest payments on long-term debt (b)	5.3	1.1	2.1	2.1	—
Operating lease obligations	43.3	7.6	13.0	10.4	12.3
Capital lease obligations	0.7	0.4	0.3	—	—
Purchase obligations (c)	55.0	51.5	3.5	—	—
Pension contributions (d)	6.3	6.3	—	—	—
Total contractual obligations (e)	$154.0	$66.9	$18.9	$12.5	$55.7

(a)
Long-term debt is reflective of the effects of the 2016 Credit Agreement, which was executed on January 27, 2016. For additional information, refer to Note 5 – Debt to the accompanying consolidated financial statements.

(b)
Amounts represent estimated contractual interest payments on outstanding long-term debt and are reflective of the effects the 2016 Credit Agreement. For further discussion, refer to Note 5 – Debt to the accompanying consolidated financial statements.

(c)	Purchase obligations primarily relate to commercial chassis and other contracts in the ordinary course of business.

(d)
The Company expects to contribute up to $4.8 million to the U.S. benefit plans and up to $1.5 million to the non-U.S. benefit plans in 2015, which represents the minimum required contribution. Future contributions to the plans will be based on such factors as (i) annual service cost, (ii) the financial return on plan assets, (iii) interest rate movements that affect discount rates applied to plan liabilities and (iv) the value of benefit payments made. Due to the high degree of uncertainty regarding the potential future cash outflows associated with these plans, the Company is unable to provide a reasonably reliable estimate of the amounts and periods in which any additional liabilities might be paid.

(e)
As of December 31, 2015, the Company has a liability of approximately $2.2 million for unrecognized tax benefits (refer to Note 6 – Income Taxes to the accompanying consolidated financial statements). Due to the uncertainties related to these tax matters, the Company generally cannot make a reasonably reliable estimate of the period of cash settlement for this liability. As such, the potential future cash outflows are not included in the table above. We do not expect any significant change to our unrecognized tax benefits as a result of potential expiration of statute of limitations and settlements with tax authorities.

The following table summarizes the Company’s off-balance sheet arrangements and the notional amount by expiration period as of December 31, 2015:

	Notional Amount by Expiration Period
(in millions)	Total	Less than 1 Year	2-3 Years
Financial standby letters of credit (a)	$18.1	$18.1	$—
Performance standby letters of credit (a)	1.1	1.1	—
Performance and bid bonds (b)	3.0	2.9	0.1
Repurchase obligations (c)	11.7	11.7	—
Total off-balance sheet arrangements	$33.9	$33.8	$0.1

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

(c)
For certain independent Environmental Solutions Group dealers that purchase products financed by a third-party lender, the Company may be obligated, for a limited period, to repurchase those products from the lender, in the event of a default by the applicable dealer and ultimate repossession of the underlying products by the lender. Subsequent to December 31, 2015, the Company and the lender executed an amendment to the agreement which removed the Company’s repurchase obligation effective January 1, 2016. For further discussion, see Note 8 – Commitments and Contingencies to the accompanying consolidated financial statements.

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
Revenue Recognition
Net sales consist primarily of revenue from the sale of equipment, environmental vehicles, parts, service and maintenance contracts.
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
Workers’ Compensation and Product Liability Reserves
Due to the nature of the Company’s manufacturing and products, the Company is subject to workers’ compensation and product liability claims in the ordinary course of business. The Company is self-funded for a portion of these claims with various retention and excess coverage thresholds. After a claim is filed, an initial liability is estimated, if any is expected, to resolve the claim. This liability is periodically updated as more claim facts become known. The establishment and update of liabilities for unpaid claims, including claims incurred but not reported, is based on the assessment by the Company’s claim administrator of each claim and an independent actuarial valuation of the nature and severity of total claims, as well as management’s estimate. The Company utilizes a third-party claims administrator to pay claims, track and evaluate actual claims experience and ensure consistency in the data used in the actuarial valuation. The amount and timing of cash payments relating to these claims are considered to be reliably determinable given the nature of the claims and historical claim volumes to support the actuarial assumptions and judgments used to derive the expected loss payment patterns. As such, the reserves recorded are discounted using a risk-free rate that matches the average duration of the claims. Management believes that the reserve established at December 31, 2015 appropriately reflects the Company’s risk exposure. The Company has not established a reserve for potential losses resulting from firefighter hearing loss litigation (see Note 9 – Legal Proceedings to the accompanying consolidated financial statements). If the Company is not successful in its defense after exhausting all appellate options, it will record a charge for such claims, to the extent they exceed insurance recoveries, at the appropriate time.
Goodwill
Goodwill represents the excess of the cost of an acquired business over the amounts assigned to its net assets. Goodwill is not amortized but is tested for impairment at a reporting unit level on an annual basis or when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company performed its annual goodwill impairment test as of October 31, 2015.
In 2014 and 2013, the Company applied the qualitative assessment, outlined in ASC 350, Intangibles — Goodwill and Other, to its reporting units and concluded that it was not “more likely than not” that the fair values of these reporting units were less than their carrying values. As a result, the Company was not required to perform the two-step impairment test described below for these reporting units in 2014 or 2013.
The Company applies the two-step quantitative test outlined in ASC 350 to each of its reporting units at least once every three years. As such, in 2015, a full valuation was performed for the Company’s reporting units under the two-step test. The first step in the two-step approach is used to identify potential impairment, by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The Company generally determines the fair value of its reporting units using two valuation methods: the “Income Approach — Discounted Cash Flow Analysis” method, and the “Market Approach — Guideline Public Company Method.”
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
Under the “Market Approach — Guideline Public Company Method,” the Company identified several publicly traded companies, including Federal Signal, which we believe have sufficiently relevant similarities to our businesses. For these companies, the Company used market values to calculate the mean ratio of invested capital to revenues and invested capital to EBITDA. Similar to the income approach discussed above, sales, cost of sales, operating expenses and their respective growth rates are key assumptions utilized. The market prices of the Company’s common stock and other guideline companies are additional key inputs. If these market prices increase, the estimated market value would increase. Conversely, if market prices decrease, the estimated market value would decrease.
The results of these two methods are weighted based upon management’s evaluation of the relevance of the two approaches. Management used a combination of the income and market approaches to determine the fair value of the reporting units in 2015.
Although the Company believes its estimates of fair value are reasonable, actual financial results could differ from estimated financial results due to the inherent uncertainty involved in making such estimates. Changes in assumptions concerning future financial results or other underlying assumptions could have a significant impact on either the fair value of the reporting units, the amount of any goodwill impairment charge, or both. Future declines in the overall market value of the Company may also result in a conclusion that the fair value of one or more reporting units has declined below its carrying value.
One measure of the sensitivity of assumptions used in the impairment analysis is the amount by which each reporting unit “passed” (fair value exceeds the carrying value) the first-step of the two-step goodwill impairment test. The fair value of the reporting units that were tested for impairment under the two-step approach in the 2015 analysis significantly exceeded their carrying values. Relatively small changes in the Company’s key assumptions would not have resulted in any of the reporting units failing the first step of the two-step test.
The Company had no goodwill impairments for its continuing operations in 2015, 2014 or 2013. Adverse changes to the Company’s business environment and future cash flow could cause us to record impairment charges in future periods, which could be material. See Note 4 – Goodwill to the accompanying consolidated financial statements for a summary of the Company’s goodwill by segment.
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
The following table summarizes the impact that a 25 basis point change in the discount rate on the Company’s projected benefit obligation and net periodic pension expense:

	Assumption Change:
(in millions)	25 Basis Point Increase	25 Basis Point Decrease
Projected benefit obligation	$(7.5)	$7.9
Net periodic pension expense	(0.4)	0.4
The weighted-average discount rate used to measure pension liabilities and costs is selected using a hypothetical portfolio of high quality bonds that would provide the necessary cash flow to match the projected benefit payments of the plans. The discount rate represents the rate at which our benefit obligations could effectively be settled as of the year-end measurement date. The weighted-average discount rate used to measure pension liabilities increased from 2014 to 2015. For further discussion, see Note 7 – Pensions to the accompanying consolidated financial statements.
The Company’s net periodic pension expense is also sensitive to changes in the expected long-term rate of return on plan assets. The expected long-term rate of return on plan assets is based on historical and expected returns for the asset classes in which the plans are invested. The expected asset return assumption is based upon a long-term view; therefore, we do not expect to see significant changes from year to year based on positive or negative actual performance in a single year. A 25 basis point decrease or increase in the expected long-term rate of return on plan assets would have increased or decreased the net periodic pension expense recognized in 2015 by $0.5 million.
A decrease or increase of 25 basis points in the rate of increase in employee compensation levels would have an insignificant impact on the net periodic pension expense recognized in 2015.
In October 2014, the Society of Actuaries published new mortality tables and scales that project people will generally live longer than previously anticipated. The Company’s projected benefit obligations as of December 31, 2015 and 2014 were measured after taking the updated tables into consideration. The estimated impact of adopting these new tables in 2014 was an increase of approximately 4% in the projected benefit obligation of the Company’s U.S. defined benefit plan.
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
We continue to maintain a valuation allowance on certain state deferred tax assets that we believe, on a more likely than not basis, will not be realized. At December 31, 2015, the valuation allowance recorded against state net operating loss carryforwards totaled $5.9 million.
We believe that our approach to the associated estimates and judgments applied to our tax positions as described herein is reasonable; however, actual results could differ and we may be exposed to increases or decreases in income taxes that could be material. Specifically, if actual results in our U.K. based businesses deviate negatively from expectations, we may be required to record a valuation allowance against our U.K. net deferred tax assets in 2016, or in a subsequent year. At December 31, 2015, the total of such net deferred tax assets, which include deferred taxes on the actuarial losses of our U.K. pension plan, was $3.2 million.
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
Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.
The Company is subject to market risk associated with changes in interest rates and foreign exchange rates. To mitigate this risk, the Company may utilize derivative financial instruments, including interest rate swaps and foreign currency forward contracts. The Company does not hold or issue derivative financial instruments for trading or speculative purposes and is not party to leveraged derivatives contracts.
Interest Rate Risk
Our debt instruments subject us to market risk associated with movements in interest rates. The fair value of the Company’s total debt obligations held at December 31, 2015 was $44.1 million. See Note 5 – Debt to the accompanying consolidated financial statements for a description of our debt agreements. A hypothetical 100 basis point increase or decrease in variable interest rates in 2015 would not significantly impact the annual interest expense.
Foreign Exchange Rate Risk
Although the majority of the Company’s sales, expenses and cash flow are transacted in U.S. dollars, the Company has exposure to changes in foreign exchange rates, primarily the Euro and the British pound. The impact of currency movements on our financial results is largely mitigated by natural hedges in our operations. Approximately 75% of our total sales are conducted within the U.S. Almost all sales of product from the U.S. to other parts of the world are denominated in U.S. dollars. Sales from and within other currency zones are predominantly transacted in the currency of the country sourcing the product or service. Management estimates that a 10% appreciation of the U.S. dollar against other currencies would reduce full-year net sales and operating income by less than 1%.
The Company may also have foreign currency exposures related to buying and selling in currencies other than the local currency in which it operates and to certain balance sheet positions. If such transactional or balance sheet exposures are material, the Company may enter into matching foreign currency forward contracts from time to time to protect against variability in exchange rates. As of December 31, 2015, the only outstanding foreign currency contract was entered into to mitigate foreign exchange exposure related to the receipt of the euro-denominated proceeds to be received in connection with the sale of Bronto. The unrealized gain on this contract of $0.6 million as of December 31, 2015 was recorded as a component of Other expense, net in the Consolidated Statement of Operations for the year ended December 31, 2015. See Note 14 – Discontinued Operations to the accompanying consolidated financial statements for additional discussion.

Item 8.    Financial Statements and Supplementary Data.
FEDERAL SIGNAL CORPORATION

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Federal Signal Corporation
Oak Brook, Illinois
We have audited the accompanying consolidated balance sheets of Federal Signal Corporation and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule as of December 31, 2015 listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Federal Signal Corporation and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2016 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
Chicago, Illinois
February 29, 2016

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Federal Signal Corporation
Oak Brook, Illinois
We have audited the internal control over financial reporting of Federal Signal Corporation and subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2015, of the Company and our report dated February 29, 2016 expressed an unqualified opinion on those financial statements and financial statement schedule.
/s/ Deloitte & Touche LLP
Chicago, Illinois
February 29, 2016

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
(in millions, except per share data)	2015	2014	2013
Net sales	$768.0	$779.1	$712.9
Cost of sales	542.4	570.4	536.9
Gross profit	225.6	208.7	176.0
Selling, engineering, general and administrative expenses	122.0	120.0	113.7
Restructuring	0.4	—	0.7
Operating income	103.2	88.7	61.6
Interest expense	2.3	3.6	8.9
Debt settlement charges	—	—	8.7
Other expense, net	1.0	1.7	0.1
Income before income taxes	99.9	83.4	43.9
Income tax (expense) benefit	(34.1)	(23.7)	108.6
Income from continuing operations	65.8	59.7	152.5
(Loss) gain from discontinued operations and disposal, net of income tax expense of $8.3, $1.0 and $0.6, respectively	(2.3)	4.0	7.5
Net income	$63.5	$63.7	$160.0
Basic earnings per share:
Earnings from continuing operations	$1.06	$0.95	$2.44
(Loss) gain from discontinued operations and disposal, net of tax	(0.04)	0.06	0.12
Net earnings per share	$1.02	$1.01	$2.56
Diluted earnings per share:
Earnings from continuing operations	$1.04	$0.94	$2.41
(Loss) gain from discontinued operations and disposal, net of tax	(0.04)	0.06	0.12
Net earnings per share	$1.00	$1.00	$2.53
Weighted average shares outstanding:
Basic	62.2	62.7	62.6
Diluted	63.4	63.6	63.2
Cash dividends declared per common share	$0.25	$0.09	$—
See notes to consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
(in millions)	2015	2014	2013
Net income	$63.5	$63.7	$160.0
Other comprehensive (loss) income:
Change in foreign currency translation adjustment	(13.5)	(15.8)	5.2
Change in unrecognized net actuarial losses related to pension benefit plans, net of income tax expense (benefit) of $1.6, $(11.6) and $15.8, respectively	4.2	(21.7)	32.9
Unrealized net (loss) gain on derivatives, net of income tax (benefit) expense of $(0.0), $(0.1) and $0.2, respectively	—	(0.1)	0.1
Total other comprehensive (loss) income	(9.3)	(37.6)	38.2
Comprehensive income	$54.2	$26.1	$198.2
See notes to consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31,
(in millions, except per share data)	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$76.0	$24.1
Accounts receivable, net of allowances for doubtful accounts of $0.8 and $0.7, respectively	73.0	73.6
Inventories	87.2	87.6
Prepaid expenses and other current assets	15.1	9.2
Current assets of discontinued operations	63.8	76.2
Total current assets	315.1	270.7
Properties and equipment, net	52.9	52.7
Goodwill	231.6	235.2
Deferred tax assets	20.1	45.1
Deferred charges and other assets	3.5	4.0
Long-term assets of discontinued operations	43.3	51.0
Total assets	$666.5	$658.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term borrowings and capital lease obligations	$0.4	$6.2
Accounts payable	38.0	41.7
Accrued liabilities:
Compensation and withholding taxes	18.6	22.6
Other current liabilities	31.6	35.7
Current liabilities of discontinued operations	28.6	32.9
Total current liabilities	117.2	139.1
Long-term borrowings and capital lease obligations	43.7	44.0
Long-term pension and other post-retirement benefit liabilities	55.2	62.6
Deferred gain	12.6	14.6
Other long-term liabilities	16.9	16.0
Long-term liabilities of discontinued operations	15.3	10.8
Total liabilities	260.9	287.1
Stockholders’ equity:
Common stock, $1 par value per share, 90.0 shares authorized, 64.8 and 64.2 shares issued, respectively	64.8	64.2
Capital in excess of par value	195.6	187.0
Retained earnings	274.9	227.0
Treasury stock, at cost, 2.6 million and 1.7 million shares, respectively	(40.9)	(27.1)
Accumulated other comprehensive loss	(88.8)	(79.5)
Total stockholders’ equity	405.6	371.6
Total liabilities and stockholders’ equity	$666.5	$658.7

See notes to consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(in millions)	2015	2014	2013
Operating activities:
Net income	$63.5	$63.7	$160.0
Adjustments to reconcile net income to net cash provided by operating activities:
Net loss (gain) on discontinued operations and disposal	2.3	(4.0)	(7.5)
Depreciation and amortization	12.3	11.5	11.0
Deferred financing costs	0.4	0.5	5.0
Deferred gain	(1.9)	(1.9)	(1.9)
Stock-based compensation expense	6.8	6.1	4.0
Excess tax benefit from stock-based compensation	(1.6)	(2.2)	—
Pension expense, net of funding	(3.8)	(5.9)	(1.4)
Deferred income taxes, including change in valuation allowance	25.9	18.9	(110.5)
Changes in operating assets and liabilities, net of effects of discontinued operations:
Accounts receivable	(0.3)	1.5	(3.9)
Inventories	(3.3)	(15.5)	8.0
Prepaid expenses and other current assets	1.0	(0.1)	3.7
Accounts payable	(3.1)	0.4	(0.4)
Accrued liabilities	(7.2)	6.8	(1.7)
Income taxes	(1.5)	(0.9)	—
Other	1.6	2.2	0.4
Net cash provided by continuing operating activities	91.1	81.1	64.8
Net cash provided by (used for) discontinued operating activities	6.1	(8.8)	10.0
Net cash provided by operating activities	97.2	72.3	74.8
Investing activities:
Purchases of properties and equipment	(9.6)	(13.7)	(11.6)
Proceeds from sales of properties and equipment	0.1	0.5	0.1
Proceeds from escrow receivable	4.0	7.4	—
Cash provided to customer	(6.0)	—	—
Decrease in restricted cash	—	—	1.0
Net cash used for continuing investing activities	(11.5)	(5.8)	(10.5)
Net cash used for discontinued investing activities	(1.3)	(5.8)	(5.4)
Net cash used for investing activities	(12.8)	(11.6)	(15.9)
Financing activities:
(Decrease) increase in revolving lines of credit, net	—	(20.0)	17.5
Proceeds from issuance of long-term borrowings	—	—	75.0
Payments on long-term borrowings	(5.8)	(21.6)	(153.6)
Payments of debt financing fees	—	—	(6.1)
Purchases of treasury stock	(10.6)	(10.3)	—
Redemptions of common stock to satisfy withholding taxes related to stock-based compensation	(3.2)	—	—
Cash dividends paid to stockholders	(15.6)	(5.6)	—
Proceeds from stock-based compensation activity	1.0	2.6	2.6
Excess tax benefit from stock-based compensation	1.6	2.2	—
Other, net	(0.4)	(1.0)	(1.0)
Net cash used for financing activities	(33.0)	(53.7)	(65.6)
Effects of foreign exchange rate changes on cash and cash equivalents	(0.8)	(0.4)	0.8
Increase (decrease) in cash and cash equivalents	50.6	6.6	(5.9)
Cash and cash equivalents at beginning of year	30.4	23.8	29.7
Cash and cash equivalents at end of year	81.0	30.4	23.8
Less: Cash and cash equivalents of discontinued operations at end of year	(5.0)	(6.3)	(10.2)
Cash and cash equivalents of continuing operations at end of year	$76.0	$24.1	$13.6

See notes to consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions)	Common Stock Par Value	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2013	$63.4	$171.1	$8.9	$(16.4)	$(80.1)	$146.9
Net income			160.0			160.0
Total other comprehensive income					38.2	38.2
Stock-based payments:
Stock-based compensation		3.6				3.6
Stock option exercises and other	0.4	2.0		(0.4)		2.0
Common stock canceled		0.3				0.3
Balance at December 31, 2013	63.8	177.0	168.9	(16.8)	(41.9)	351.0
Net income			63.7			63.7
Total other comprehensive loss					(37.6)	(37.6)
Cash dividends declared ($0.09 per share)			(5.6)			(5.6)
Stock-based payments:
Stock-based compensation		5.5				5.5
Stock option exercises and other	0.4	2.3				2.7
Excess tax benefit from stock-based compensation		2.2				2.2
Stock repurchase program				(10.3)		(10.3)
Balance at December 31, 2014	64.2	187.0	227.0	(27.1)	(79.5)	371.6
Net income			63.5			63.5
Total other comprehensive loss					(9.3)	(9.3)
Cash dividends declared ($0.25 per share)			(15.6)			(15.6)
Stock-based payments:
Stock-based compensation		6.3				6.3
Stock option exercises and other	0.1	1.2		(0.5)		0.8
Performance share unit transactions	0.5	(0.5)		(2.7)		(2.7)
Excess tax benefit from stock-based compensation		1.6				1.6
Stock repurchase program				(10.6)		(10.6)
Balance at December 31, 2015	$64.8	$195.6	$274.9	$(40.9)	$(88.8)	$405.6

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
Products manufactured and services rendered by the Company are divided into two major operating segments: Environmental Solutions Group and Safety and Security Systems Group. The individual operating businesses are organized as such because they share certain characteristics, including technology, marketing, distribution and product application, which create long-term synergies. The Company’s reportable segments are consistent with its operating segments. These segments are discussed in Note 13 – Segment Information.
Our fiscal year ends on December 31. All references to 2015, 2014 and 2013 relate to the fiscal year unless otherwise indicated.
Basis of Presentation and Consolidation
The accompanying consolidated financial statements represent the consolidation of Federal Signal Corporation and its subsidiaries included herein and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”). Intercompany balances and transactions have been eliminated in consolidation. As discussed in Note 14 – Discontinued Operations, on January 29, 2016, the Company completed the sale of its Bronto Skylift® business (“Bronto”) that represented its Fire Rescue Group. The consolidated financial statements for all periods presented have been recast to present the operating results of previously divested or exited businesses as discontinued operations, including the Fire Rescue Group. See Note 14 – Discontinued Operations for further details.
Certain prior year amounts have been reclassified to conform to the current year presentation. These include adjustments to present the Fire Rescue Group as a discontinued operation and adjustments to reflect the adoption of Accounting Standards Update (“ASU”) No. 2015-17, “Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”), as discussed further in Note 6 – Income Taxes.
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
Relating to transactions that are denominated in a currency other than the functional currency, the Company incurs foreign currency transaction gains or losses, which are recognized in the Consolidated Statement of Operations as incurred. For the years ended December 31, 2015, 2014 and 2013, the Company incurred foreign currency transaction losses, included in other expense, net in the Consolidated Statements of Operations, of $1.5 million, $1.7 million and $0.2 million, respectively.
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
Inventories
The Company’s inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out method. Included in the cost of inventories are raw materials, direct wages and associated production costs.
Properties and Equipment
Properties and equipment are stated at cost, net of depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets. Useful lives generally range from eight to 40 years for buildings and three to 15 years for machinery and equipment. Leasehold improvements are depreciated over the shorter of the remaining life of the lease or the useful life of the improvement. Depreciation expense is primarily included as a component of Cost of sales on the Consolidated Statements of Operations, with depreciation expense associated with certain assets used for administrative purposes being presented within Selling, engineering, general and administrative (“SEG&A”) expenses. Depreciation expense was $12.0 million, $11.4 million and $10.8 million in the years ended December 31, 2015, 2014 and 2013, respectively.
Properties and equipment includes certain equipment that is manufactured by the Company and subsequently transferred to a rental fleet for the purpose of leasing to end customers. The related cash flow activity associated with these transactions is reflected within operating activities on the Consolidated Statements of Cash Flows. Non-cash transfers from Inventories to Properties and equipment totaled $3.1 million and $4.1 million for the years ended December 31, 2015 and 2014, respectively. The rental income associated with this activity is not considered material to the Company’s consolidated results of operations.
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
In 2014 and 2013, the Company applied the qualitative assessment, outlined in Accounting Standards Codification (“ASC”) 350, Intangibles — Goodwill and Other, to its reporting units and concluded that it was not “more likely than not” that the fair values of these reporting units were less than their carrying values. As a result, the Company was not required to perform the two-step impairment test described below for these reporting units in 2014 or 2013.
The Company applies the two-step quantitative test outlined in ASC 350 to each of its reporting units at least once every three years. As such, in 2015, a full valuation was performed for the Company’s reporting units under the two-step test. The first step in the two-step approach is used to identify potential impairment, by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The Company generally determines the fair value of its reporting units using two valuation methods: the “Income Approach — Discounted Cash Flow Analysis” method, and the “Market Approach — Guideline Public Company Method.”

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
Under the “Market Approach — Guideline Public Company Method,” the Company identified several publicly traded companies, including Federal Signal, which we believe have sufficiently relevant similarities to our businesses. For these companies, the Company used market values to calculate the mean ratio of invested capital to revenues and invested capital to EBITDA. Similar to the income approach discussed above, sales, cost of sales, operating expenses and their respective growth rates are key assumptions utilized. The market prices of the Company’s common stock and other guideline companies are additional key inputs.
The results of these two methods are weighted based upon management’s evaluation of the relevance of the two approaches. Management used a combination of the income and market approaches to determine the fair value of the reporting units in 2015.
The fair value of the reporting units significantly exceeded their carrying value. Relatively small changes in the Company’s key assumptions would not have resulted in any of the reporting units failing the first step of the two-step test.
The Company had no goodwill impairments for its continuing operations in 2015, 2014 or 2013. See Note 4 – Goodwill to the accompanying consolidated financial statements for a summary of the Company’s goodwill by segment.
Pensions
The Company sponsors domestic and foreign defined benefit pension plans. Key assumptions used in the accounting for these employee benefit plans include the discount rate, expected long-term rate of return on plan assets, rate of increase in employee compensation levels and estimates of future mortality of plan participants.
The weighted-average discount rate used to measure pension liabilities and costs is selected using a hypothetical portfolio of high-quality bonds that would provide the necessary cash flow to match the projected benefit payments of the plans. The discount rate represents the rate at which our benefit obligations could effectively be settled as of the year-end measurement date. The weighted-average discount rate used to measure pension liabilities increased from 2014 to 2015. See Note 7 – Pensions for further discussion.
The expected long-term rate of return on plan assets is based on historical and expected returns for the asset classes in which the plans are invested.
In October 2014, the Society of Actuaries published new mortality tables and scales that project people will generally live longer than previously anticipated. The Company’s projected benefit obligations as of December 31, 2015 and 2014 were measured after taking the updated tables into consideration. The estimated impact of adopting these new tables in 2014 was an increase of approximately 4% in the projected benefit obligation of the Company’s U.S. defined benefit plan.
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

The Company also sells optional extended warranty contracts that extend coverage beyond the initial term of the express warranty period. At the time of sale, revenue related to the extended warranty contract is deferred and recognized as income over the life of the contract. As of December 31, 2015 and 2014, deferred revenue associated with extended warranty contracts was $2.6 million and $2.4 million, respectively, and was included within Other current liabilities and Other long-term liabilities on the Consolidated Balance Sheets. Costs under extended warranty contracts are expensed as incurred.
Workers’ Compensation and Product Liability Reserves
Due to the nature of the Company’s manufacturing and products, the Company is subject to claims for workers’ compensation and product liability in the normal course of business. The Company is self-funded for a portion of these claims. The Company establishes a reserve using a third-party actuary for any known outstanding matters, including a reserve for claims incurred but not yet reported. The amount and timing of cash payments relating to these claims are considered to be reliably determinable given the nature of the claims and historical claim volumes to support the actuarial assumptions and judgments used to derive the expected loss payment patterns. As such, the reserves recorded are discounted using a risk-free rate that matches the average duration of the claims.
The Company has not established a reserve for potential losses resulting from the firefighter hearing loss litigation (see Note 9 – Legal Proceedings). If the Company is not successful in its defense after exhausting all appellate options, it will record a charge for such claims, to the extent they exceed insurance recoveries, at the appropriate time.
Revenue Recognition
Net sales consist primarily of revenue from the sale of equipment, environmental vehicles, parts, service and maintenance contracts.
The Company recognizes revenue for products when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the sales price is fixed or determinable and (iv) collection is reasonably assured. A product is considered delivered to the customer once it has been shipped, and title and risk of loss have been transferred. For most of the Company’s product sales, these criteria are met at the time the product is shipped; however, occasionally title passes later or earlier than shipment due to customer contracts or letter of credit terms. If at the outset of an arrangement the Company determines the arrangement fee is not, or is presumed not to be, fixed or determinable, revenue is deferred and subsequently recognized as amounts become due and payable and all other criteria for revenue recognition have been met. Taxes collected from customers and remitted to governmental authorities are recorded on a net basis and are excluded from revenue.
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
Research and Development
The Company invests in research to support development of new products and the enhancement of existing products and services. Expenditures for research and development by the Company were $14.0 million in 2015, $13.1 million in 2014 and $11.0 million in 2013, and are included within SEG&A expenses.
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
Litigation Contingencies
The Company is subject to various claims, including pending and possible legal actions for product liability and other damages, and other matters arising in the ordinary course of the Company’s business. The Company believes, based on current knowledge and after consultation with counsel, that the outcome of such claims and actions in the aggregate will not have an adverse effect on the Company’s financial position or results of operations. However, in the event of unexpected future developments, it is possible that the ultimate resolution of such matters, if unfavorable, could have a material adverse effect on the Company’s results of operations. Professional legal fees are expensed when incurred. We accrue for contingent losses when such losses are probable and reasonably estimable. In the event that estimates or assumptions of contingent losses are different from actual results, adjustments are made in subsequent periods to reflect more current information.
NOTE 2 — INVENTORIES
The following table summarizes the components of inventories:

(in millions)	2015	2014
Raw materials	$35.3	$40.6
Work in process	6.7	9.2
Finished goods	45.2	37.8
Total inventories	$87.2	$87.6
NOTE 3 — PROPERTIES AND EQUIPMENT, NET
The following table summarizes the components of properties and equipment, net:

(in millions)	2015	2014
Land	$0.2	$0.2
Buildings and improvements	24.7	21.8
Machinery and equipment	130.8	130.9
Total property and equipment, at cost	155.7	152.9
Less: Accumulated depreciation	102.8	100.2
Properties and equipment, net	$52.9	$52.7
In July 2008, the Company entered into sale-leaseback transactions for its Elgin and University Park, Illinois plant locations. Net proceeds received were $35.8 million, resulting in a deferred gain of $29.0 million. The deferred gain is being amortized over the 15-year life of the respective leases. The deferred gain balance was $14.5 million and $16.5 million at December 31, 2015 and 2014, respectively. Of these amounts, $1.9 million and $1.9 million, was included within Other current liabilities on the Consolidated Balance Sheets at December 31, 2015 and 2014, respectively.
The Company leases certain facilities and equipment under operating leases, some of which contain options to renew. Total rental expense on all operating leases was $7.2 million in 2015, $6.6 million in 2014 and $7.0 million in 2013. Sublease income and contingent rentals relating to operating leases were insignificant. At December 31, 2015, minimum future rental commitments under operating leases having non-cancelable lease terms in excess of one year aggregated $43.3 million and were payable as follows: $7.6 million in 2016, $7.0 million in 2017, $6.0 million in 2018, $5.5 million in 2019, $4.9 million in 2020 and $12.3 million thereafter.

NOTE 4 — GOODWILL
The following table summarizes the carrying amount of goodwill by segment:

(in millions)	Environmental Solutions	Safety & Security Systems	Total
Balance at December 31, 2013	$120.4	$119.6	$240.0
Translation adjustments	—	(4.8)	(4.8)
Balance at December 31, 2014	120.4	114.8	235.2
Translation adjustments	—	(3.6)	(3.6)
Balance at December 31, 2015	$120.4	$111.2	$231.6
NOTE 5 — DEBT
The following table summarizes the components of long-term debt and capital lease obligations, net:

(in millions)	2015	2014
2013 Credit Agreement:
Revolving Credit Facility	$—	$—
Term Loan	43.4	49.2
Capital lease obligations	0.7	1.0
Total long-term borrowings and capital lease obligations, including current portion	44.1	50.2
Less: Current maturities	—	5.8
Less: Current capital lease obligations	0.4	0.4
Total long-term borrowings and capital lease obligations, net	$43.7	$44.0
The fair value of long-term debt is based on interest rates that we believe are currently available to us for issuance of debt with similar terms and remaining maturities (Level 2 input). The following table summarizes the carrying amounts and fair values of the Company’s financial instruments:

	2015		2014
(in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value
Long-term debt (a)	$44.1	$44.1	$50.2	$50.2

(a)	Long-term debt includes current portions of long-term debt and current portions of capital lease obligations of $0.4 million and $6.2 million as of December 31, 2015 and 2014, respectively.
On January 27, 2016, the Company entered into an Amended and Restated Credit Agreement (the “2016 Credit Agreement”), by and among the Company and certain of its foreign subsidiaries (collectively, the “Borrowers”), Wells Fargo Bank, National Association, as administrative agent, swingline lender and issuing lender, JPMorgan Chase Bank, N.A. as syndication agent, KeyBank National Association, as documentation agent, Wells Fargo Securities, LLC and J.P. Morgan Securities LLC, as joint lead arrangers and joint bookrunners, and the other lenders and parties signatory thereto.
The 2016 Credit Agreement is a $325.0 million revolving credit facility, maturing on January 27, 2021, that provides for borrowings in the form of loans or letters of credit up to the aggregate availability under the facility, with a sub-limit of $50.0 million for letters of credit. The 2016 Credit Agreement allows for the Borrowers to borrow in denominations of U.S. Dollars, Canadian Dollars (up to a maximum of C$85.0 million) or euros (up to a maximum of €20.0 million). In addition, the Company may cause the commitments to increase by up to an additional $75.0 million, subject to the approval of the applicable lenders providing such additional financing. Borrowings under the 2016 Credit Agreement may be used for working capital and general corporate purposes, including permitted acquisitions.
The Company’s domestic subsidiaries provide guarantees for all obligations of the Borrowers under the 2016 Credit Agreement, which is secured by a first priority security interest in all now or hereafter acquired domestic property and assets and the stock or other equity interests in each of the domestic subsidiaries and 65% of the outstanding voting capital stock of certain first-tier foreign subsidiaries, subject to certain exclusions.
Borrowings under the 2016 Credit Agreement bear interest, at the Company’s option, at a base rate or a LIBOR rate, plus, in each case, an applicable margin. The applicable margin ranges from 0.00% to 1.25% for base rate borrowings and 1.00% to 2.25% for LIBOR borrowings. The Company must also pay a commitment fee to the lenders ranging between 0.15% to 0.30% per annum on the unused portion of the $325.0 million revolving credit facility along with other standard fees. Letter of credit fees are payable on outstanding letters of credit in an amount equal to the applicable LIBOR margin plus other customary fees.
The Company is subject to certain leverage ratio and interest coverage ratio financial covenants under the 2016 Credit Agreement that are to be measured at each fiscal quarter-end. The 2016 Credit Agreement also includes a “covenant holiday” period, which allows for the temporary increase of the minimum leverage ratio following the completion of a permitted acquisition, or a series of permitted acquisitions, when the total consideration exceeds a specified threshold. In addition, the 2016 Credit Agreement includes customary negative covenants, subject to certain exceptions, restricting or limiting the Company’s and its subsidiaries’ ability to, among other things: (i) make non-ordinary course dispositions of assets, (ii) make certain fundamental business changes, such as merge, consolidate or enter into any similar combination, (iii) make restricted payments, including dividends and stock repurchases, (iv) incur indebtedness, (v) make certain loans and investments, (vi) create liens, (vii) transact with affiliates, (viii) enter into sale/leaseback transactions, (ix) make negative pledges and (x) modify subordinated debt documents.
Under the 2016 Credit Agreement, restricted payments, including dividends and stock repurchases, shall be permitted if (i) the Company’s leverage ratio is less than or equal to 2.50, (ii) the Company is in compliance with all other financial covenants and (iii) there are no existing defaults under the 2016 Credit Agreement. If its leverage ratio is more than 2.50, the Company is still permitted to fund (i) up to $30.0 million of dividend payments, (ii) stock repurchases sufficient to offset dilution created by the issuance of equity as compensation to its officer, directors, employees and consultants and (iii) an incremental $30.0 million of other cash payments.
The 2016 Credit Agreement contains customary events of default. If an event of default occurs and is continuing, the Borrowers may be required immediately to repay all amounts outstanding under the 2016 Credit Agreement and the commitments from the lenders may be terminated.
The 2016 Credit Agreement amends and restates the Company’s March 13, 2013 Credit Agreement (the “2013 Credit Agreement”) by and among the Company, as borrower, the lenders referred to therein, as lenders, Wells Fargo Bank, National Association, as administrative agent, swingline lender and issuing lender, General Electric Capital Corporation, as syndication agent, and Wells Fargo Securities, LLC and GE Capital Markets, Inc., as joint lead arrangers and joint book managers. The 2013 Credit Agreement provided the Company with a $225.0 million senior secured credit facility comprised of a five-year fully funded term loan of $75.0 million and a five-year $150.0 million revolving credit facility under which borrowings may be made from time to time during the five-year term.
The 2013 Credit Agreement was a five-year senior secured credit facility secured by a first priority security interest in all now or hereafter acquired domestic property and assets and the stock or other equity interests in each of the domestic subsidiaries and certain of the first-tier foreign subsidiaries, subject to certain exclusions. Under the terms of the 2013 Credit Agreement, the Company was required to make quarterly installment payments against the $75.0 million term loan, with any remaining balance due on the maturity date of March 13, 2018. As a result of executing the 2016 Credit Agreement subsequent to December 31, 2015, but prior to the issuance of the financial statements, the $6.9 million current portion of term loan debt outstanding as of December 31, 2015 has been reflected as a component of long-term borrowings and capital lease obligations on the Consolidated Balance Sheet. Under the 2013 Credit Agreement, the Company was allowed to prepay the term loan in whole or in part prior to maturity without premium or penalty. In the fourth quarter of 2014, the Company made a voluntary term loan prepayment of $15.0 million. In the first quarter of 2016, the Company repaid the remaining $43.4 million of principal outstanding under the 2013 Credit Agreement.
The 2013 Credit Agreement provided for loans and letters of credit in an amount up to an aggregate availability under the revolving credit facility of $150.0 million, with a sub-limit of $50.0 million for letters of credit. Borrowings under the 2013 Credit Agreement bore interest, at the Company’s option, at a base rate or a LIBOR rate, plus, in each case, an applicable margin. The applicable margin ranged from 1.00% to 2.00% for base rate borrowings and 2.00% to 3.00% for LIBOR borrowings. The Company was also required to pay a commitment fee to the lenders equal to a range of 0.25% to 0.45% per annum on the unused portion of the $150.0 million revolving credit facility along with other standard fees. Letter of credit fees were also payable on outstanding letters of credit in an amount equal to the applicable LIBOR margin plus other customary fees. The Company was allowed to prepay in whole or in part advances under the revolving credit facility portion without penalty or premium other than customary “breakage” costs with respect to LIBOR loans.
The 2013 Credit Agreement required the Company to comply with financial covenants related to the maintenance of a minimum fixed charge coverage ratio and maximum leverage ratio. The financial covenants were measured at each fiscal quarter-end. Restricted payments, including dividends, were permitted only if the pro-forma leverage ratio after giving effect to such payment is less than 3.25x, pro-forma compliance after giving effect to such payment was maintained for all other financial covenants and there were no existing defaults under the 2013 Credit Agreement. The Company was in compliance with all of its debt covenants as of, and throughout the year ended, December 31, 2015.
In the first quarter of 2013, upon execution of the 2013 Credit Agreement, the Company recorded $8.7 million of costs related to the termination of its prior debt agreements. The costs included a $4.2 million early termination penalty payment and a $4.5 million write-off of the remaining unamortized deferred financing costs related to the prior debt agreements.
The Company incurred $1.9 million of debt issuance costs associated with the execution of the 2013 Credit Agreement. Financing costs incurred in connection with the 2013 Credit Agreement were deferred and, prior to the execution of the 2016 Credit Agreement, were being amortized over the five-year term. The Company does not expect to write off a material amount of unamortized deferred financing fees associated with the 2013 Credit Agreement in connection with executing the 2016 Credit Agreement in the first quarter of 2016. The Company estimates that approximately $1 million of debt issuance costs were incurred in connection with the execution of the 2016 Credit Agreement.
As of December 31, 2015, there was no cash drawn and $19.2 million of undrawn letters of credit under the $150.0 million revolving credit facility portion of the 2013 Credit Agreement, with $130.8 million of net availability for borrowings. As of December 31, 2015, no amounts were drawn against the Company’s non-U.S. lines of credit which provide for borrowings up to $10.0 million.
For the years ended December 31, 2014 and December 31, 2013, gross borrowings under the Company’s domestic revolving credit facility of the 2013 Credit Agreement were $6.5 million and $123.7 million, respectively. For the years ended December 31, 2014 and December 31, 2013, gross payments under the Company’s domestic revolving credit facility of the 2013 Credit Agreement were $26.5 million and $106.2 million, respectively. There were no borrowings or repayments under the Company’s domestic revolving credit facility of the 2013 Credit Agreement during 2015.
Aggregate maturities of total borrowings, giving effect to the 2016 Credit Agreement, amount to approximately $0.4 million in 2016, $0.3 million in 2017, none in 2018, none in 2019 and $43.4 million in 2020 and thereafter. The weighted average interest rate on long-term borrowings was 2.4% at December 31, 2015.
The Company paid interest of $1.9 million in 2015, $3.0 million in 2014 and $9.4 million in 2013.
NOTE 6 — INCOME TAXES
The following table summarizes the income tax expense (benefit) from continuing operations:

(in millions)	2015	2014	2013
Current:
Federal	$6.6	$3.0	$—
Foreign	—	0.3	0.4
State and local	1.8	1.3	0.9
Total current tax expense	8.4	4.6	1.3
Deferred:
Federal	25.4	17.8	(112.1)
Foreign	(2.0)	(3.0)	0.9
State and local	2.3	4.3	1.3
Total deferred tax expense (benefit)	25.7	19.1	(109.9)
Total income tax expense (benefit)	$34.1	$23.7	$(108.6)

The following table summarizes the differences between the statutory federal income tax rate and the effective income tax rate from continuing operations:

	2015	2014	2013
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	3.3	3.7	3.3
Valuation allowance	1.7	(4.5)	(279.4)
Domestic production deduction	(2.2)	(2.1)	(1.5)
Tax planning benefits, excluding valuation allowance effects	(6.0)	—	—
Asset dispositions and write-offs	—	—	(3.3)
Repatriation effects	—	—	1.8
Tax reserves	0.2	(1.2)	—
Tax credits	1.9	(0.6)	(1.8)
Foreign tax rate effects	0.5	(2.0)	(2.7)
Other, net	(0.3)	0.1	1.2
Effective income tax rate	34.1%	28.4%	(247.4)%
The following table summarizes income from continuing operations before taxes:

(in millions)	2015	2014	2013
U.S.	$96.4	$78.2	$39.2
Non-U.S.	3.5	5.2	4.7
Income from continuing operations before taxes	$99.9	$83.4	$43.9
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
In the second quarter of 2013, this evaluation resulted in the determination that $102.4 million of valuation allowance, initially recorded against U.S. deferred tax assets in 2010 due to the uncertainty of the realization of such assets, could be released. At that time, a qualitative and quantitative analysis of current and expected domestic earnings, industry and market trends, tax planning strategies and general business risks resulted in a conclusion that it was more likely than not that a significant portion of our U.S. deferred tax assets would be realized. Factors considered in reaching this determination included the return to profitability on a cumulative basis and improved market demand, with expectations that such improvement would continue into the foreseeable future. In addition, in 2013, we exited a business segment that had produced losses.
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

As the Company no longer maintains a valuation allowance against most domestic tax assets, tax expense has been recognized on domestic earnings in each of the years ended December 31, 2015 and 2014. An income tax provision was recorded in each of the three years ended December 31, 2015 for foreign operations that were not in a cumulative loss position.
The Company recognized income tax expense of $34.1 million for the year ended December 31, 2015, compared to income tax expense of $23.7 million in the prior year. The Company’s effective tax rate for the year ended December 31, 2015 was 34.1%, compared to 28.4% in 2014. The increase in tax expense in the current year was primarily due to higher pre-tax income levels and the absence of certain tax benefits in the prior year that did not recur, described further below. The Company’s effective tax rate for the year ended December 31, 2015 was favorably impacted by a $4.2 million net tax benefit associated with tax planning strategies, partially offset by a $2.4 million adjustment of deferred tax assets and $0.4 million of expense associated with a change in the enacted tax rate in the United Kingdom (“U.K.”).
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
As noted in Note 15 – New Accounting Pronouncements, the Company adopted the provisions of ASU 2015-17 retrospectively in the fourth quarter of 2015. The adoption of this ASU will simplify the presentation of deferred income taxes and reduce complexity without decreasing the usefulness of information provided to users of financial statements. Upon adoption, $18.8 million of deferred tax assets previously classified as a component of current assets in the Consolidated Balance Sheet at December 31, 2014 have been reclassified as a component of long-term deferred tax assets. The adoption of ASU 2015-17 did not have a significant impact on our results of operations or cash flows.
The following table summarizes deferred income tax assets and liabilities:

(in millions)	2015	2014
Deferred tax assets:
Depreciation and amortization	$10.9	$11.1
Accrued expenses	27.6	28.5
Net operating loss, alternative minimum tax, research and development and foreign tax credit carryforwards	29.1	44.6
Definite lived intangibles	1.4	1.6
Pension benefits	33.5	35.3
Deferred revenue	—	0.1
Gross deferred tax assets	102.5	121.2
Valuation allowance	(5.9)	(3.8)
Total deferred tax assets	96.6	117.4
Deferred tax liabilities:
Depreciation and amortization	(6.6)	(5.0)
Expenses capitalized for book	(2.0)	(1.4)
Pension benefits	(14.7)	(13.4)
Indefinite lived intangibles	(52.6)	(52.1)
Other	(0.1)	(0.1)
Gross deferred tax liabilities	(76.0)	(72.0)
Net deferred tax assets	$20.6	$45.4

*
The above table does not include the deferred tax assets and corresponding full valuation allowance associated with the Company’s discontinued operations, as described in Note 14 - Discontinued Operations.

The deferred tax asset for tax loss and tax credit carryforwards at December 31, 2015 includes federal net operating loss carryforwards of $4.0 million, which begin to expire in 2027, state net operating loss carryforwards of $6.8 million, which will begin to expire in 2016, and foreign net operating loss carryforwards of $5.2 million, which have an indefinite life. The deferred tax asset for tax credit carryforwards includes U.S. research tax credit carryforwards of $1.5 million, which will begin to expire in 2019, U.S. foreign tax credits of $8.3 million, which will begin to expire in 2021, and U.S. alternative minimum tax credit carryforwards of $3.3 million with no expiration.
The deferred tax asset for tax loss and tax credit carryforwards at December 31, 2014, included federal net operating loss carryforwards of $5.1 million, state net operating loss carryforwards of $5.7 million, foreign net operating loss carryforwards of $3.0 million, U.S. research tax credit carryforwards of $5.0 million, U.S. foreign tax credits of $22.3 million, alternative motor vehicle credits of $0.2 million, and U.S. alternative minimum tax credit carryforwards of $3.3 million.
We continue to maintain a valuation allowance on certain state deferred tax assets that we believe, on a more likely than not basis, will not be realized. At December 31, 2015, the valuation allowance recorded against state net operating loss carryforwards totaled $5.9 million.
The $96.6 million of deferred tax assets at December 31, 2015, for which no valuation allowance is recorded, is anticipated to be realized through future taxable income or the future reversal of existing taxable temporary differences recorded as deferred tax liabilities at December 31, 2015. Should the Company determine that it would not be able to realize its remaining deferred tax assets in the future, an adjustment to the valuation allowance would be recorded in the period such determination is made.
Federal and state income taxes have not been provided on accumulated undistributed earnings of certain foreign subsidiaries aggregating approximately $28.0 million and $25.2 million at December 31, 2015 and 2014, respectively, as such undistributed earnings are considered to be indefinitely reinvested in the business. The determination of the amount of the unrecognized deferred tax liability related to the undistributed earnings is not practicable.
The following table summarizes the activity related to the Company’s unrecognized tax benefits:

(in millions)	2015	2014	2013
Balance at January 1	$2.0	$3.9	$4.0
Increases related to current year tax	0.3	0.4	0.5
Increases from prior period positions	—	0.3	0.4
Decreases from prior period positions	—	(0.1)	(0.2)
Decreases due to lapse of statute of limitations	(0.1)	(2.4)	(0.8)
Foreign currency translation	—	(0.1)	—
Balance at December 31	$2.2	$2.0	$3.9
The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. At December 31, 2015 and 2014, accruals for interest and penalties amounting to $0.8 million and $0.8 million, respectively, are included in the Consolidated Balance Sheets but are not included in the table above. At December 31, 2015 and 2014, reserves for unrecognized tax benefits, including interest and penalties, of $2.5 million and $2.5 million, respectively, were included within Other long-term liabilities on the Consolidated Balance Sheets. At December 31, 2015 and 2014, unrecognized tax benefits of $0.5 million and $0.3 million, respectively, were included as a reduction of Deferred tax assets on the Consolidated Balance Sheets.
All of the unrecognized tax benefits of $2.2 million at December 31, 2015 would impact our annual effective tax rate, if recognized. We do not expect any significant change to our unrecognized tax benefits as a result of potential expiration of statute of limitations and settlements with tax authorities.
We file U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2012 through 2014 tax years generally remain subject to examination by federal tax authorities, whereas the 2011 through 2014 tax years generally remain subject to examination by most state tax authorities. In significant foreign jurisdictions, the tax years from 2011 through 2014 generally remain subject to examination by their respective tax authorities.
The Company paid income taxes of $9.6 million in 2015, $7.2 million in 2014 and $1.3 million in 2013.

NOTE 7 — PENSIONS
The Company and its subsidiaries sponsor two defined benefit pension plans covering certain salaried and hourly employees. These plans have been closed to new participants for a number of years. Benefits under these plans are primarily based on final average compensation and years of service as defined within the provisions of the individual plans. As a result of plan amendments, the latest of which was in 2008, the only new benefits currently being accrued are salary increases for a limited group of participants. Those benefits will cease at the end of 2016, at which point all existing plans will be fully frozen.
The Company also participates in multi-employer pension plans that provide defined benefits to employees under U.S. collective bargaining agreements. None of these plans are considered individually significant to the Company. Contributions to these plans totaled $0.2 million, $0.2 million and $0.2 million for 2015, 2014 and 2013, respectively.
The following table summarizes net periodic pension expense for U.S. and non-U.S. benefit plans:

	U.S. Benefit Plan			Non-U.S. Benefit Plan
(in millions)	2015	2014	2013	2015	2014	2013
Company-sponsored plans:
Service cost	$—	$—	$—	$0.2	$0.2	$0.2
Interest cost	7.6	7.9	7.3	2.1	2.6	2.5
Expected return on plan assets	(10.3)	(9.1)	(8.8)	(2.7)	(3.6)	(2.6)
Amortization of actuarial loss	6.8	5.1	7.5	0.7	0.4	0.8
Total company-sponsored plans	4.1	3.9	6.0	0.3	(0.4)	0.9
Multi-employer plans	0.2	0.2	0.2	—	—	—
Net periodic pension expense	$4.3	$4.1	$6.2	$0.3	$(0.4)	$0.9
The following table summarizes the weighted-average assumptions used in determining pension costs:

	U.S. Benefit Plan			Non-U.S. Benefit Plan
	2015	2014	2013	2015	2014	2013
Discount rate	4.2%	5.1%	4.2%	3.5%	4.5%	4.1%
Rate of increase in compensation levels	3.5%	3.5%	3.5%	—	—	—
Expected long-term rate of return on plan assets	7.8%	7.6%	7.9%	4.7%	5.9%	5.1%
The following table summarizes the changes in the projected benefit obligation and plan assets:

	U.S. Benefit Plan		Non-U.S. Benefit Plan
(in millions)	2015	2014	2015	2014
Benefit obligation, beginning of year	$186.3	$159.3	$62.7	$59.9
Service cost	—	—	0.2	0.2
Interest cost	7.6	7.9	2.1	2.6
Actuarial (gain) loss	(10.0)	28.6	(2.5)	7.0
Benefits and expenses paid	(9.6)	(9.5)	(3.5)	(3.1)
Foreign currency translation	—	—	(3.3)	(3.9)
Benefit obligation, end of year	$174.3	$186.3	$55.7	$62.7
Accumulated benefit obligation, end of year	$173.5	$184.4	$55.7	$62.7
The following table summarizes the weighted-average assumptions used in determining benefit obligations:

	U.S. Benefit Plan		Non-U.S. Benefit Plan
	2015	2014	2015	2014
Discount rate	4.6%	4.2%	3.7%	3.5%
Rate of increase in compensation levels	3.5%	3.5%	—	—

The following summarizes the changes in the fair value of plan assets:

	U.S. Benefit Plan		Non-U.S. Benefit Plan
(in millions)	2015	2014	2015	2014
Fair value of plan assets, beginning of year	$134.0	$129.4	$59.0	$62.4
Actual return on plan assets	(3.3)	5.9	0.8	2.2
Company contribution	7.0	8.2	1.1	1.2
Benefits and expenses paid	(9.6)	(9.5)	(3.5)	(3.1)
Foreign currency translation	—	—	(3.1)	(3.7)
Fair value of plan assets, end of year	$128.1	$134.0	$54.3	$59.0
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

•	Mutual funds are valued at the NAV, based on quoted market prices in active markets, of shares held by the plan at year end.

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

The following summarizes the Company’s pension assets in a three-tier fair value hierarchy for its benefit plans:

	U. S. Benefit Plan
	2015				2014
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$6.8	$—	$—	$6.8	$2.5	$—	$—	$2.5
Equity securities:
U.S. Large Cap	37.7	0.1	—	37.8	40.1	0.1	—	40.2
U.S. Small and Mid Cap	18.0	—	—	18.0	15.9	—	—	15.9
Federal Signal common stock	—	—	—	—	3.6	—	—	3.6
Developed international	12.8	6.9	—	19.7	9.9	4.5	—	14.4
Emerging markets	6.9	—	—	6.9	10.7	0.2	—	10.9
Fixed income:
Government securities	2.7	0.3	—	3.0	1.1	—	—	1.1
Asset-backed securities	—	7.7	—	7.7	—	7.1	—	7.1
Corporate bonds	—	13.1	—	13.1	—	19.2	—	19.2
Mutual funds	0.7	—	—	0.7	1.2	—	—	1.2
Other investments:
Mutual funds	10.5	—	—	10.5	13.9	—	—	13.9
Real estate	4.0	—	—	4.0	3.7	—	—	3.7
Total assets at fair value (a)	$100.1	$28.1	$—	$128.2	$102.6	$31.1	$—	$133.7

(a)	Total assets at fair value in the table above exclude a net payable of $0.1 million and a net receivable of $0.3 million at December 31, 2015 and 2014, respectively.

	Non-U. S. Benefit Plan
	2015				2014
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash	$9.2	$—	$—	$9.2	$11.5	$—	$—	$11.5
Equity securities	5.3	34.8	—	40.1	6.0	35.9	—	41.9
Fixed income:
Government securities	2.7	—	—	2.7	2.9	—	—	2.9
Corporate bonds	1.5	0.8	—	2.3	1.6	1.1	—	2.7
Total assets at fair value	$18.7	$35.6	$—	$54.3	$22.0	$37.0	$—	$59.0

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
Plan assets for the non-U.S. benefit plans consist principally of a diversified portfolio of equity securities, U.K. government securities, company bonds and debt securities. The target asset allocations for the non-U.S. benefit plan assets are between 50% and 75% equity securities and between 25% and 50% debt securities.
During the year ended December 31, 2015, the Company repurchased all of the remaining shares of its common stock from its U.S. benefit plan for a total cost of $3.6 million. The repurchases were made under authorized stock repurchase programs further outlined in Note 12 – Stockholders’ Equity. At December 31, 2014, total assets of the U.S. benefit plan included 0.2 million shares of the Company’s common stock valued at $3.6 million. Dividends paid on the Company’s common stock held in the U.S. benefit plan did not exceed $0.1 million in each of the years ended December 31, 2015 and 2014.

The following summarizes the funded status of the Company-sponsored plans:

	U.S. Benefit Plan		Non-U.S. Benefit Plan
(in millions)	2015	2014	2015	2014
Fair value of plan assets, end of year	$128.1	$134.0	$54.3	$59.0
Benefit obligation, end of year	174.3	186.3	55.7	62.7
Funded status, end of year	$(46.2)	$(52.3)	$(1.4)	$(3.7)
At December 31, 2015 and 2014, the Company’s non-U.S. benefit plans where the accumulated benefit obligation was in excess of the fair value of plan assets reflected an underfunded status of $1.4 million and $3.7 million, respectively.
The following summarizes the amounts recognized within our Consolidated Balance Sheets:

	U.S. Benefit Plan		Non-U.S. Benefit Plan
(in millions)	2015	2014	2015	2014
Amounts recognized in Total liabilities include:
Long-term pension and other post-retirement benefit liabilities	$(46.2)	$(52.3)	$(1.4)	$(3.7)
Net liability recorded	$(46.2)	$(52.3)	$(1.4)	$(3.7)
Amounts recognized in Accumulated other comprehensive loss include:
Net actuarial loss	$78.2	$81.4	$18.7	$21.2
Net amount recognized, pre-tax	$78.2	$81.4	$18.7	$21.2
The Company expects $6.2 million relating to amortization of the actuarial loss to be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2016. In addition, following the sale of Bronto, the Company expects that $0.3 million of actuarial losses will be amortized from accumulated other comprehensive loss in the first quarter of 2016 and included in the calculation of the gain on disposal.
The Company expects to contribute up to $4.8 million to the U.S. benefit plan and up to $1.5 million to the non-U.S. benefit plan in 2016. Future contributions to the plans will be based on such factors as annual service cost, the financial return on plan assets, interest rate movements that affect discount rates applied to plan liabilities and the value of benefit payments made.
The following summarizes the benefits expected to be paid under the Company’s defined benefit plans in each of the next five years, and in aggregate for the five years thereafter:

(in millions)	U.S. Benefit Plan	Non-U.S. Benefit Plan
2016	$8.4	$3.4
2017	9.0	3.5
2018	9.0	3.6
2019	9.2	3.7
2020	10.5	3.8
2021-2025	54.7	21.0
The Company also sponsors a defined contribution retirement plan covering a majority of its employees. Participation is via automatic enrollment and employees may elect to opt out of the plan. Company contributions to the plan are based on employees’ age and service as well as a percentage of employee contributions. The cost of these plans was $7.5 million in 2015, $7.1 million in 2014 and $7.0 million in 2013.
Prior to September 30, 2003, the Company also provided medical benefits to certain eligible retired employees. These benefits are funded when the claims are incurred. Participants generally became eligible for these benefits at age 60 after completing at least 15 years of service. The plan provided for the payment of specified percentages of medical expenses reduced by any deductible and payments made by other primary group coverage and government programs. Effective September 30, 2003, the Company amended the retiree medical plan and effectively canceled coverage for all eligible active employees except for retirees and a limited group that qualified under a formula based on age and years of service. Accumulated post-retirement benefit liabilities of $0.5 million and $0.5 million at December 31, 2015 and 2014, respectively, were fully accrued. The net periodic post-retirement benefit costs have not been significant during the three-year period ended December 31, 2015.

NOTE 8 — COMMITMENTS AND CONTINGENCIES
Financial Commitments
The Company provides indemnifications and other guarantees in the ordinary course of business, the terms of which range in duration and often are not explicitly defined. Specifically, the Company is occasionally required to provide letters of credit and bid and performance bonds to various customers, principally to act as security for retention levels related to casualty insurance policies and to guarantee the performance of subsidiaries that engage in export and domestic transactions. At December 31, 2015, the Company had outstanding performance and financial standby letters of credit, as well as outstanding bid and performance bonds, aggregating $22.2 million. If any such letters of credit or bonds are called, the Company would be obligated to reimburse the issuer of the letter of credit or bond. The Company believes the likelihood of any currently outstanding letter of credit or bond being called is remote.

For certain independent Environmental Solutions Group dealers that purchase products financed by a third-party lender (the “Lender”), the Company also has provided a limited repurchase agreement to the Lender. In the event of a default by the applicable dealer and ultimate repossession of the underlying products by the Lender, the Company is obligated to repurchase those products from the Lender. The arrangement is subject to a maximum repurchase amount and the Company’s repurchase obligation is generally limited to products purchased by the dealer, and financed by the Lender, for a period of one year. The Company’s risk under the repurchase arrangement is partially mitigated by the value of the products repurchased under the agreement. As of December 31, 2015, the potential cash payments the Company could be required to make under the agreement were $11.7 million.

The Company has recorded the fair value of its estimated net liability associated with losses from these guarantee and repurchase obligations on its Consolidated Balance Sheet based on historical experience and current facts and circumstances. Historical cash requirements and losses associated with these obligations have not been significant, but could increase if dealer defaults exceed current expectations. The Company’s repurchase accrual represents the expected losses resulting from obligations to repurchase products, after giving effect to proceeds anticipated to be received from the resale of those products to alternative customers. At December 31, 2015, the Company’s accrual for potential losses related to repurchase exposure was insignificant. Subsequent to December 31, 2015, the Company and the Lender executed an amendment to the agreement which removed the Company’s repurchase obligation effective January 1, 2016.
Product Warranties
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
The following table summarizes the changes in the Company’s warranty liabilities:

(in millions)	2015	2014
Balance at January 1	$7.7	$6.6
Provisions to expense	5.9	7.1
Actual costs incurred	(6.2)	(6.0)
Balance at December 31	$7.4	$7.7
At December 31, 2015 and 2014, an accrual of $1.1 million and $1.3 million, respectively, was recorded in our Environmental Solutions Group in connection with a specific warranty matter. The accrual recorded represents management’s best estimate of the probable liability. The Company’s estimate may change as more information becomes available; however, the costs are not expected to have a material adverse effect on the Company’s results of operations, financial position or cash flow.
Environmental Liabilities
Reserves of $0.9 million and $1.3 million related to the environmental remediation of the Pearland, Texas facility are included in liabilities of discontinued operations on the Consolidated Balance Sheets at December 31, 2015 and 2014, respectively. The facility was previously used by the Company’s discontinued Pauluhn business and manufactured marine, offshore and industrial lighting products. The Company sold the facility in May 2012 and while the Company has not finalized its plans, it is probable that the site will require remediation. The recorded reserves are based on an undiscounted estimate of the range of costs to remediate the site, depending upon the remediation approach and other factors. The Company’s estimate may change in the near term as more information becomes available; however, the costs are not expected to have a material adverse effect on the Company’s results of operations, financial position or cash flow.
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
Hearing Loss Litigation
The Company has been sued for monetary damages by firefighters who claim that exposure to the Company’s sirens has impaired their hearing and that the sirens are therefore defective. There were 33 cases filed during the period of 1999 through 2004, involving a total of 2,443 plaintiffs, in the Circuit Court of Cook County, Illinois. These cases involved more than 1,800 firefighter plaintiffs from locations outside of Chicago. In 2009, six additional cases were filed in Cook County, involving 299 Pennsylvania firefighter plaintiffs. During 2014, another case was filed in Cook County involving 74 Pennsylvania firefighter plaintiffs.
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

On June 25, 2014, a unanimous three-judge panel of the First District Illinois Appellate Court issued its opinion reversing the class certification order of the trial court. Specifically, the Appellate Court determined that the trial court’s ruling failed to satisfy the class-action requirements that the common issues of the firefighters’ claims predominate over the individual issues and that there is an adequate representative for the class. During a status hearing on October 8, 2014, plaintiffs represented to the Court that they would again seek to certify a class of firefighters on the issue of whether the Company’s sirens were defective and unreasonably dangerous. On January 12, 2015, plaintiffs filed motions to amend their complaints to add class action allegations with respect to Chicago firefighter plaintiffs as well as the approximately 1,800 firefighter plaintiffs from locations outside of Chicago. On March 11, 2015, the trial court granted plaintiff’s motions to amend their complaints. Plaintiffs have indicated that they will now file motions to certify classes in these cases. On April 24, 2015, the cases were transferred to Cook County chancery court, which will decide all class certification issues. The Company intends to continue its objections to any attempt at certification. The Company also has filed motions to dismiss cases involving firefighters located outside of Cook County based on improper venue. Plaintiffs have requested discovery from the Company related to these venue motions. The Court has scheduled a further status hearing regarding venue matters for March 18, 2016.
The Company has also been sued on this issue outside of the Cook County, Illinois venue. Many of these cases have involved lawsuits filed by a single attorney in the Court of Common Pleas, Philadelphia County, Pennsylvania. During 2007 and through 2009, this attorney filed a total of 71 lawsuits involving 71 plaintiffs in this jurisdiction. Three of these cases were dismissed pursuant to pretrial motions filed by the Company. Another case was voluntarily dismissed. Prior to trial in four cases, the Company paid nominal sums to obtain dismissals.
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
During April through October 2012, 20 new cases were filed in the Court of Common Pleas, Philadelphia County, Pennsylvania. These cases were filed on behalf of 20 Philadelphia firefighters and involve various defendants in addition to the Company. Five of these cases were subsequently dismissed. The first trial involving these 2012 Philadelphia cases occurred during December 2014 and involved three firefighter plaintiffs. The jury returned a verdict in favor of the Company. Following this trial, all of the parties agreed to settle cases involving seven firefighter plaintiffs set for trial during January 2015 for nominal amounts per plaintiff. In January 2015, plaintiffs’ attorneys filed two new complaints in the Court of Common Pleas, Philadelphia, Pennsylvania on behalf of approximately 70 additional firefighter plaintiffs. The vast majority of the firefighters identified in these complaints are located outside of Pennsylvania. One of the complaints in these cases, which involves 11 firefighter plaintiffs from the District of Columbia, has been removed to federal court in the Eastern District of Pennsylvania. With respect to claims of other out-of-state firefighters involved in these two cases, the Company moved to dismiss these claims as improperly filed in Pennsylvania. The Court granted this motion and dismissed these claims on November 5, 2015. During August through December 2015, another nine new cases were filed in the Court of Common Pleas, Philadelphia County, Pennsylvania. These cases involve a total of 193 firefighters, most of whom are located outside of Pennsylvania. The Company is seeking dismissal of claims filed by these out-of-state firefighters as improperly filed in Pennsylvania.
During April through July 2013, additional cases were filed in Allegheny County, Pennsylvania. These cases involve 247 plaintiff firefighters from Pittsburgh and various defendants, including the Company. After the Company filed pretrial motions, the Court dismissed claims of 41 Pittsburgh firefighter plaintiffs. An initial trial involving eight Pittsburgh firefighters has been scheduled for March 2016. During March 2014, an action also was brought in the Court of Common Pleas of Erie County, Pennsylvania on behalf of 61 firefighters. This case likewise involves various defendants in addition to the Company. After the Company filed pretrial motions, 32 Erie County firefighter plaintiffs voluntarily dismissed their claims. On September 17, 2014, 20 lawsuits, involving a total of 193 Buffalo Fire Department firefighters, were filed in the Supreme Court of the State of New York, Erie County. Several product manufacturers, including the Company, have been named as defendants in these cases. All of the cases filed in Erie County, New York have been removed to federal court in the Western District of New York. During February 2015, a lawsuit involving one New York City firefighter plaintiff was filed in the Supreme Court of the State of New York, New York County. Plaintiff named the Company as well as several other parties as defendants. That case has been transferred to federal court in the Northern District of New York. The Company also is aware that a lawsuit involving eight New York City firefighters was filed in New York County, New York, on April 24, 2015. The Company has not yet been served in that case. During November and December 2015, 23 new cases involving a total of 210 firefighters were filed in various counties in the New York City area. During November 2015, the Company was also served with a complaint filed in Union county, New Jersey state court, involving 34 New Jersey firefighters. During January 2016, three additional cases were filed in various New Jersey state courts. These cases involve a total of 41 firefighters, most of whom reside in New Jersey and worked at New Jersey Fire Departments.
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
The Company’s ongoing negotiations with its insurer, CNA, over insurance coverage on these claims have resulted in reimbursements of a portion of the Company’s defense costs. These reimbursements are recorded as a reduction of corporate operating expenses. For the years ended December 31, 2015, 2014 and 2013, the Company recorded reimbursements from CNA of $0.3 million, $0.3 million and $0.5 million, respectively, related to legal costs, respectively.
Latvian Commercial Dispute
On June 12, 2014, a Latvian trial court issued a summary ruling against the Company’s former Bronto subsidiary in a lawsuit relating to a commercial dispute. The dispute involves a transaction for the 2008 sale of three Bronto units that were purchased by a financing company for lease to a Latvian fire department. The lessor and the Latvian fire department sought to rescind the contract after delivery, despite the fact that an independent third party, selected by the lessor, had certified that the vehicles satisfied the terms of the contract. The adverse judgment requires Bronto to refund the purchase price and pay interest and attorneys’ fees. The trial court denied the lessor’s claim against Bronto for alleged damages relating to lost lease income.
The Company continues to believe that the claims against Bronto are invalid and that Bronto fully satisfied the terms of the subject contract. Accordingly, on July 30, 2014, the Company filed an appeal with the Civil Chamber of the Supreme Court of Latvia seeking a reversal of the trial court’s ruling. The appeal hearing with the Supreme Court is currently scheduled for April 2016.
As of December 31, 2015, the Company has not accrued any liability within its consolidated financial statements for this lawsuit. In evaluating whether a charge to record a reserve was necessary, the Company analyzed all of the available information, including the legal reasoning applied by the judge of the trial court in reaching its decision. Based on the

Company’s analysis, and consultations with external counsel, the Company has assessed the likelihood of a successful appeal to be more likely than not and therefore does not believe that a probable loss has been incurred.
In connection with the sale of Bronto to Morita Holdings Corporation (“Morita”), discussed further in Note 14, the Company and Morita agreed that the Company will remain in control of negotiations and proceedings relating to the appeal and fund the legal costs associated therewith. The Company also agreed to compensate Morita for 50% of any liability resulting from a final and non-appealable decision of a court of competent jurisdiction, less 50% of legal fees incurred by the Company between the date or sale and the date of receiving such decision.
In the event that the appeal of the initial judgment is unsuccessful or not fully successful, and after considering the agreement to share any resulting liability, the Company would expect to record a charge as a component of (Loss) gain from discontinued operations and disposal, that could range from zero to approximately $2.5 million. This range includes estimates of interest that will continue to accrue throughout the appeal process.
NOTE 10 — EARNINGS PER SHARE
The Company computes earnings per share (“EPS”) in accordance with ASC 260, Earnings per Share, which requires that non-vested restricted stock containing non-forfeitable dividend rights should be treated as participating securities pursuant to the two-class method. Under the two-class method, net income is reduced by the amount of dividends declared in the period for common stock and participating securities. The remaining undistributed earnings are then allocated to common stock and participating securities as if all of the net income for the period had been distributed. The amounts of distributed and undistributed earnings allocated to participating securities for the years ended December 31, 2015, 2014 and 2013 were insignificant and did not materially impact the calculation of basic or diluted EPS.
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
For the years ended December 31, 2015, 2014 and 2013, options to purchase 0.8 million, 0.5 million and 0.9 million shares of the Company’s common stock, respectively, had an anti-dilutive effect on EPS, and accordingly, are excluded from the calculation of diluted EPS.
The following table reconciles net income to basic and diluted EPS:

(in millions, except per share data)	2015	2014	2013
Income from continuing operations	$65.8	$59.7	$152.5
(Loss) gain from discontinued operations and disposal, net of tax	(2.3)	4.0	7.5
Net income	$63.5	$63.7	$160.0
Weighted average shares outstanding — Basic	62.2	62.7	62.6
Dilutive effect of common stock equivalents	1.2	0.9	0.6
Weighted average shares outstanding — Diluted	63.4	63.6	63.2
Basic earnings per share:
Earnings from continuing operations	$1.06	$0.95	$2.44
(Loss) gain from discontinued operations and disposal, net of tax	(0.04)	0.06	0.12
Net earnings per share	$1.02	$1.01	$2.56
Diluted earnings per share:
Earnings from continuing operations	$1.04	$0.94	$2.41
(Loss) gain from discontinued operations and disposal, net of tax	(0.04)	0.06	0.12
Net earnings per share	$1.00	$1.00	$2.53
NOTE 11 — STOCK-BASED COMPENSATION
The Company’s stock compensation plan, approved by the Company’s stockholders and administered by the Compensation and Benefits Committee of the Board of Directors of the Company (the “CBC”), provides for the grant of incentive stock options, restricted stock and other stock-based awards or units to key employees and directors. The plan authorizes the grant of up to 7.8 million shares or units through April 2025. At December 31, 2015, approximately 7.3 million shares were available for future issuance under the plan. These share or unit amounts exclude amounts that were issued under prior stock compensation plans.
Stock Options
Stock options vest equally over the three years from the date of the grant. The cost of stock options, based on their fair value at the date of grant, is charged to expense over the respective vesting periods. Stock options normally become exercisable at a rate of one-third annually and in full on the third anniversary date. Under the plan, all options and rights must be exercised within ten years from date of grant. At the Company’s discretion, vested stock option holders are permitted to elect an alternative settlement method in lieu of purchasing common stock at the option price. The alternative settlement method permits the employee to receive, without payment to the Company, cash, shares of common stock or a combination thereof equal to the excess of market value of common stock over the option purchase price. The Company has historically settled all such options in common stock and intends to continue to do so. Stock options do not have voting or dividend rights until such time that the options are exercised and shares have been issued.
The weighted average fair value of options granted during 2015, 2014 and 2013 was $6.12, $7.16 and $4.56, respectively.
The fair value of each option grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	2015	2014	2013
Dividend yield	1.5%	0.8%	—%
Expected volatility	46%	57%	59%
Risk free interest rate	1.5%	1.9%	1.0%
Weighted average expected option life in years	5.7	5.8	5.8
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
The following summarizes stock option activity:

	Option Shares			Weighted Average Exercise Price
(in millions)	2015	2014	2013	2015	2014	2013
Outstanding, at beginning of year	2.0	2.1	2.3	$9.28	$8.63	$8.93
Granted	0.3	0.3	0.5	16.08	14.36	8.50
Exercised	(0.1)	(0.3)	(0.3)	7.34	7.49	7.47
Canceled or expired	(0.1)	(0.1)	(0.4)	14.69	14.33	10.94
Outstanding, at end of year	2.1	2.0	2.1	$10.29	$9.28	$8.63
Exercisable, at end of year	1.4	1.2	1.2	$8.47	$8.64	$9.85
The following table summarizes information for stock options outstanding as of December 31, 2015 under all plans:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(in millions)	(in years)		(in millions)
$5.01 — $10.00	1.1	6.1	$6.73	1.0	$6.52
10.01 — 15.00	0.5	6.2	13.11	0.3	12.18
15.01 — 20.00	0.5	7.0	16.22	0.1	16.60
	2.1	6.3	$10.29	1.4	$8.47
The aggregate intrinsic value of stock options outstanding and exercisable at December 31, 2015 was $10.6 million.
The total compensation expense related to all stock option compensation plans was $2.0 million, $1.7 million and $1.5 million for the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015, there was $2.4 million of total unrecognized compensation cost related to stock options that is expected to be recognized over the weighted-average period of approximately 1.8 years.
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
The following table summarizes restricted stock activity for the year ended December 31, 2015:

	Number of Restricted Shares	Weighted Average Price per Share
	(in millions)
Outstanding and non-vested, at December 31, 2014	0.3	$8.63
Granted	0.1	16.18
Vested	(0.2)	8.35
Forfeited	—	11.66
Outstanding and non-vested, at December 31, 2015	0.2	$12.70
The total compensation expense related to all restricted stock compensation plans was $1.2 million, $1.0 million and $1.1 million for the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015, there was $0.8 million of total unrecognized compensation cost related to restricted stock that is expected to be recognized over the weighted-average period of approximately 1.7 years.
Performance Awards
In each of the three years in the period ended December 31, 2015, the Company granted performance-based restricted stock unit awards (“PSUs”) to certain executives and other non-executive officers. Performance targets associated with PSUs are set annually and approved by the CBC. At the Company’s discretion, actual payment of the awards earned shall be in cash or in common stock of the Company, or in a combination of both. The Company intends to settle all such awards by issuing shares of its common stock. The number of shares of common stock that the Company may issue in connection with these PSUs can range from 0% to 200% of target, depending upon achievement against the performance targets. Shares associated with non-vested PSUs do not have voting or dividend rights until issuance. The Company assesses the probability of vesting, based on expected achievement against these performance targets, on a quarterly basis.
The cost of PSUs, based on their fair market value at the date of grant, is charged to expense over the respective vesting periods, which is the three-year period ended December 31, 2015 for the 2013 grants, the three-year period ended December 31, 2016 for the 2014 grants and the three-year period ended December 31, 2017 for the 2015 grants.
The PSUs granted in 2015 have a three-year performance period ending December 31, 2017, in which the Company must achieve certain cumulative EPS from continuing operations and a certain average return on invested capital, which are performance conditions per ASC 718. If earned, these shares would vest in full on December 31, 2017.
The PSUs granted in 2014 have a two-year performance period ending December 31, 2015, in which the Company must achieve certain cumulative EPS from continuing operations and a certain average return on invested capital, which are performance conditions per ASC 718, followed by a one-year service requirement (i.e., if earned, these shares would vest in full on December 31, 2016). Based on the achievement of EPS and return on invested capital during the two-year performance period at the maximum level, 200% of the target shares are considered to have been earned. The PSUs granted in 2014 will vest on December 31, 2016, provided that the requisite service requirement is satisfied.
The PSUs granted in 2013 had a one-year performance period ending December 31, 2013, in which a certain EPS from continuing operations was targeted, followed by a two-year service requirement. The EPS threshold associated with the 2013 grants was achieved at the maximum level, and 200% of the target shares were earned. The PSUs granted in 2013 became fully vested on December 31, 2015. The underlying shares were issued to participants in the first quarter of 2016.
Compensation expense included in the Consolidated Statements of Operations for the PSUs in the years ended December 31, 2015, 2014 and 2013 was $3.5 million, $3.4 million and $1.4 million, respectively.

As of December 31, 2015 and 2014, there was $2.6 million and $3.6 million of total unrecognized compensation cost related to PSUs, respectively, that is expected to be recognized over the weighted-average period of 1.5 years and 1.7 years, respectively.
The following table summarizes PSU activity for the year ended December 31, 2015:

	Number of PSUs	Weighted Average Price per Share
	(in millions)
Outstanding and non-vested, at December 31, 2014	0.4	$10.89
Granted (a)	0.4	11.62
Vested	(0.5)	8.66
Forfeited	—	11.26
Outstanding and non-vested, at December 31, 2015	0.3	$15.28

(a)	Includes 0.2 million PSUs, representing the effect of the PSUs granted in 2013 being earned at 200% of target. The PSUs granted in 2013 vested on December 31, 2015.
Excess Tax Benefits
For income tax purposes, stock-based compensation expense is deductible in the year of exercise or vesting based on the intrinsic value of the award on the date of exercise or vesting. For financial reporting purposes, stock-based compensation expense is based upon grant-date fair value and amortized over the vesting period. Excess tax benefits represent the excess tax deduction received by the Company resulting from the difference between the stock-based compensation expense deductible for income tax purposes and the stock-based compensation expense recognized for financial reporting purposes. Excess tax benefits are recorded to Capital in excess of par value on the Consolidated Statements of Stockholders’ Equity. Excess tax benefits for the years ended December 31, 2015 and 2014 were $1.6 million and $2.2 million, respectively, and are presented as a cash outflow from operating activities and as a cash inflow from financing activities on the Consolidated Statements of Cash Flows.
NOTE 12 — STOCKHOLDERS’ EQUITY
The Company’s Board of Directors (the “Board”) has the authority to issue 90.0 million shares of common stock at a par value of $1 per share. The holders of common stock (i) may receive dividends subject to all of the rights of the holders of preference stock, (ii) shall be entitled to share ratably upon any liquidation of the Company in the assets of the Company, if any, remaining after payment in full to the holders of preference stock, and (iii) receive one vote for each common share held and shall vote together share for share with the holders of voting shares of preference stock as one class for the election of directors and for all other purposes. The Company has 64.8 million and 64.2 million common shares issued as of December 31, 2015 and 2014, respectively. Of those amounts, 62.2 million and 62.5 million common shares were outstanding as of December 31, 2015 and 2014, respectively.
The Board is also authorized to provide for the issuance of 0.8 million shares of preference stock at a par value of $1 per share. The authority of the Board includes, but is not limited to, the determination of the dividend rate, voting rights, conversion and redemption features and liquidation preferences. The Company has not designated or issued any preference stock as of December 31, 2015.
Dividends
In 2014, the Board reinstated the Company’s quarterly cash dividend. In the aggregate, the Company declared and paid dividends totaling $15.6 million and $5.6 million during 2015 and 2014, respectively.
On February 9, 2016, the Board declared a quarterly cash dividend of $0.07 per common share payable on March 17, 2016 to holders of record at the close of business on March 1, 2016.
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
During the year ended December 31, 2015, the Company repurchased 724,792 shares for a total of $10.6 million under the authorized stock repurchase programs. During the second quarter of 2015, cumulative stock repurchases under the April 2014 program reached the maximum authorized level of $15.0 million. No additional stock repurchases will be made under that program.
Under its stock repurchase programs, the Company is authorized to repurchase, from time to time, shares of its outstanding common stock in the open market or through privately negotiated transactions. Stock repurchases by the Company are subject to market conditions and other factors and may be commenced, suspended or discontinued at any time.
Accumulated Other Comprehensive Loss
The following tables summarize the changes in each component of Accumulated other comprehensive loss, net of tax:

(in millions) (a)	Actuarial Losses	Foreign Currency Translation	Unrealized Gain (Loss) on Derivatives	Total
Balance at January 1, 2015	$(79.8)	$0.2	$0.1	$(79.5)
Other comprehensive loss before reclassifications	(0.6)	(13.5)	—	(14.1)
Amounts reclassified from accumulated other comprehensive loss	4.8	—	—	4.8
Net current-period other comprehensive income (loss)	4.2	(13.5)	—	(9.3)
Balance at December 31, 2015	$(75.6)	$(13.3)	$0.1	$(88.8)

(in millions) (a)	Actuarial Losses	Foreign Currency Translation	Unrealized Gain (Loss) on Derivatives	Total
Balance at January 1, 2014	$(58.1)	$16.0	$0.2	$(41.9)
Other comprehensive loss before reclassifications	(24.6)	(15.8)	(0.1)	(40.5)
Amounts reclassified from accumulated other comprehensive loss	2.9	—	—	2.9
Net current-period other comprehensive loss	(21.7)	(15.8)	(0.1)	(37.6)
Balance at December 31, 2014	$(79.8)	$0.2	$0.1	$(79.5)

(a)	Amounts in parenthesis indicate debits.
Following the sale of Bronto, the Company expects to recognize the foreign currency translation amount attributable to the Fire Rescue Group and include it in the calculation of the associated gain on disposal in the first quarter of 2016. At December 31, 2015, a foreign currency translation loss of $7.4 million was attributable to the Fire Rescue Group, and was included within Accumulated other comprehensive loss.
The following table summarizes the amount of actuarial losses reclassified from Accumulated other comprehensive loss, net of tax, and the affected line item in the Consolidated Statements of Operations:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in Consolidated Statements of Operations
	2015	2014
	(in millions) (a)
Amortization of actuarial losses of defined benefit pension plans	$(7.5)	$(5.5)	(b)
Amortization of actuarial gains of retiree medical plans	0.1	0.2	SEG&A expenses
Total before tax	(7.4)	(5.3)
Income tax benefit	2.6	2.4	Income tax (expense) benefit
Total reclassifications for the period, net of tax	$(4.8)	$(2.9)

(a)	Amount in parenthesis indicate debits to profit/loss.

(b)	The actuarial loss components of Accumulated other comprehensive loss are included in the computation of net periodic pension cost for the period, as disclosed in Note 7 – Pensions.
NOTE 13 — SEGMENT INFORMATION
The Company has two operating segments as defined under ASC Topic 280, Segment Reporting (“ASC 280”). The Company’s reportable segments are consistent with its operating segments. Business units are organized under each segment because they share certain characteristics, such as technology, marketing, distribution and product application, which create long-term synergies. The principal activities of the Company’s operating segments are as follows:
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
Revenues attributed to customers located outside of the U.S. aggregated $191.2 million in 2015, $198.5 million in 2014 and $175.8 million in 2013, of which sales exported from the U.S. aggregated $146.2 million, $152.5 million and $131.1 million, respectively.

The following tables summarize the Company’s continuing operations by segment, including net sales, operating income, depreciation and amortization, total assets and capital expenditures:

(in millions)	2015	2014	2013
Net sales:
Environmental Solutions	$534.1	$536.6	$474.0
Safety and Security Systems	233.9	242.5	238.9
Total net sales	$768.0	$779.1	$712.9
Operating income:
Environmental Solutions	$96.9	$81.9	$58.2
Safety and Security Systems	32.3	32.1	26.1
Corporate and eliminations	(26.0)	(25.3)	(22.7)
Total operating income	103.2	88.7	61.6
Interest expense	2.3	3.6	8.9
Debt settlement charges	—	—	8.7
Other expense, net	1.0	1.7	0.1
Income before income taxes	$99.9	$83.4	$43.9

(in millions)	2015	2014	2013
Depreciation and amortization:
Environmental Solutions	$7.3	$6.8	$6.1
Safety and Security Systems	4.8	4.5	4.2
Corporate	0.2	0.2	0.7
Total depreciation and amortization	$12.3	$11.5	$11.0

(in millions)	2015	2014	2013
Total assets:
Environmental Solutions	$250.6	$254.2	$236.0
Safety and Security Systems	209.6	208.3	213.4
Corporate and eliminations	99.2	69.0	73.6
Total assets of continuing operations	559.4	531.5	523.0
Total assets of discontinued operations	107.1	127.2	121.8
Total assets	$666.5	$658.7	$644.8

(in millions)	2015	2014	2013
Capital expenditures:
Environmental Solutions	$4.5	$6.2	$4.5
Safety and Security Systems	3.9	6.3	5.4
Corporate	1.2	1.2	1.7
Total capital expenditures	$9.6	$13.7	$11.6
The following table summarizes net sales by geographic region based on the location of the end customer:

(in millions)	2015	2014	2013
Net sales:
U.S.	$576.8	$580.6	$537.1
Europe/Other	115.3	131.4	119.3
Canada	75.9	67.1	56.5
Total net sales	$768.0	$779.1	$712.9

The following table summarizes long-lived assets (excluding deferred tax and intangible assets) by geographic region based on the location of the Company’s subsidiaries:

(in millions)	2015	2014	2013
Long-lived assets (excluding deferred tax and intangible assets):
U.S.	$53.3	$53.5	$46.1
Europe	2.6	2.5	5.2
Other	0.3	0.4	0.4
Total long-lived assets	$56.2	$56.4	$51.7
NOTE 14 — DISCONTINUED OPERATIONS
The Company recorded a net loss from discontinued operations and disposal of $2.3 million in the year ended December 31, 2015. The net loss was primarily driven by tax expense associated with recording a net deferred tax liability of $6.3 million, partially offset by net income generated by the Fire Rescue Group, which was discontinued in 2015, and the receipt of funds from the escrow associated with the 2012 sale of the Company’s former Federal Signal Technologies Group (“FSTech”).
In each of the years ended December 31, 2014 and 2013, the Company recorded net gains from discontinued operations and disposal of $4.0 million and $7.5 million, respectively. The net gains in each period were primarily driven by net income generated by the Fire Rescue Group, as well as adjustments of estimated product liability obligations of previously discontinued businesses, resulting from updated actuarial valuations. The activity of the Company’s discontinued operations in each of the years ended December 31, 2015, 2014 and 2013 is described further below:
FSTech
In connection with the sale of FSTech, $22.0 million was placed into escrow as security for indemnification obligations provided by the Company pursuant to the sale agreement. A significant portion of the escrow identified for general indemnification obligations was held for a period of 18 months following the sale date with the remaining general escrow funds to be held for 36 months following the sale date.
In 2014, the Company received $7.4 million from the escrow identified for general indemnification obligations. In the third quarter of 2015, the Company received the remaining general escrow funds of $4.0 million and recorded this income as a component of (Loss) gain from discontinued operations and disposal, net of tax expense of $1.5 million within its Consolidated Statement of Operations for the year ended December 31, 2015. There are no amounts remaining in escrow as of December 31, 2015.
Fire Rescue Group
On December 11, 2015, the Company announced that it has signed a definitive agreement to sell Bronto to Morita for €80.0 million in cash (approximately $87 million), subject to certain post-closing working capital and net debt adjustments. Prior to sale, Bronto was the only remaining operation in the Company’s Fire Rescue Group, which was previously identified as an operating segment of the Company as defined under ASC 280. Upon completion of the transaction, the Company will no longer operate the Fire Rescue Group, which the Company considers a significant strategic shift in the Company’s operations. In accordance with ASC Topic 360, Impairment and Disposal of Long-Lived Assets, the Company met the held for sale criteria as of December 31, 2015 and the Fire Rescue Group is being presented as a discontinued operation in the Company’s consolidated financial statements.
On January 29, 2016, the Company completed the sale, initially receiving proceeds of €76 million in cash (approximately $83 million), with the remaining purchase price expected to be paid, in connection with the payment of the working capital and net debt adjustments, by the end of the second quarter of 2016.
Under the terms of the sale, the Company and Morita agreed that the Company will remain in control of negotiations and proceedings relating to the appeal of the ruling issued in the Latvian commercial dispute, discussed further in Note 9 – Legal Proceedings, and also fund the legal costs associated therewith. The Company also agreed to compensate Morita for half of any liability resulting from a final and non-appealable decision of a court of competent jurisdiction, less half of legal fees incurred by the Company between the date or sale and the date of receiving such decision.
On December 16, 2015, the Company entered into a foreign currency forward contract to mitigate its foreign exchange exposure related to the receipt of the euro-denominated sales proceeds. The derivative is being marked-to-market on a quarterly basis, with related gains or losses reported in the Company’s Consolidated Statement of Operations. The forward contract had a notional contract value of €76.0 million and a fair value of $0.6 million at December 31, 2015. An asset of $0.6 million has been included as a component of Prepaid expenses and other current assets on the Consolidated Balance Sheet as of December 31, 2015, with a corresponding gain recorded as a component of Other expense, net in the Consolidated Statement of Operations for the year ended December 31, 2015. The fair value of the forward contract was determined using readily available pricing sources for comparable instruments (Level 2 within the fair value hierarchy described within Note 1 – Summary of Significant Accounting Policies).
In accordance with ASC 740, a tax liability should be recognized for the excess of the financial reporting basis over the tax basis (or the tax benefit when the tax basis exceeds the financial reporting basis) of an investment in a subsidiary (outside basis difference) when it is apparent that the temporary differences will reverse in the foreseeable future. In connection with presenting the Fire Rescue Group as a discontinued operation as of December 31, 2015, the Company was required to re-evaluate its position related to the recognition of a deferred tax asset or liability for the outside basis differences of the Bronto entities being sold to Morita. In prior years, deferred taxes for such outside basis differences had not been recognized, either because of the Company’s assertion of permanent reinvestment, or because recognition was not required applying one of the exceptions provided for in ASC 740. Due to the pending sale, these exceptions no longer applied at December 31, 2015, as the outside basis differences were expected to reverse in the foreseeable future. As a result, a net deferred tax liability of $6.3 million was recorded as a component of long-term liabilities of discontinued operations as of December 31, 2015.
After recognition of the accumulated foreign currency translation loss attributable to the Fire Rescue Group, as described in Note 12 – Stockholders’ Equity, the actuarial losses described in Note 7 – Pensions, as well as applicable income tax expense, the Company anticipates recognizing a modest net gain on disposal of the Fire Rescue Group upon closing the transaction in the first quarter of 2016.
The following table presents the operating results of the Company’s discontinued Fire Rescue Group for each of the three years in the period ended December 31, 2015:

(in millions)	2015	2014	2013
Net sales	$100.0	$139.4	$138.4
Cost of sales	80.8	114.8	109.3
Gross profit	19.2	24.6	29.1
Selling, engineering, general and administrative expenses	17.1	20.7	20.1
Restructuring	0.8	—	—
Operating income	1.3	3.9	9.0
Interest expense (income), net	—	0.2	(0.1)
Other expense (income), net	(0.2)	(0.2)	—
Income before income taxes	1.5	3.9	9.1
Income tax expense	0.3	0.6	1.4
Net income from operations	$1.2	$3.3	$7.7
Assets and liabilities of discontinued operations
The following table presents the assets and liabilities of the Company’s discontinued operations, which include the Fire Rescue Group, as well as other operations discontinued in prior periods, as of December 31, 2015 and 2014:

	2015			2014
(in millions)	Fire Rescue	Other	Total	Fire Rescue	Other	Total
Cash and cash equivalents	$5.0	$—	$5.0	$6.3	$—	$6.3
Accounts receivable, net	15.5	—	15.5	34.0	—	34.0
Inventories	40.4	—	40.4	33.4	—	33.4
Prepaid expenses	2.7	—	2.7	2.4	—	2.4
Other current assets	0.2	—	0.2	—	0.1	0.1
Current assets of discontinued operations	$63.8	$—	$63.8	$76.1	$0.1	$76.2

Properties and equipment, net	$13.4	$—	$13.4	$16.8	$—	$16.8
Goodwill	28.3	—	28.3	31.1	—	31.1
Deferred tax assets	—	1.6	1.6	—	3.1	3.1
Long-term assets of discontinued operations	$41.7	$1.6	$43.3	$47.9	$3.1	$51.0

Accounts payable	$7.3	$—	$7.3	$9.0	$—	$9.0
Customer deposits	10.6	—	10.6	7.1	—	7.1
Accrued liabilities:
Compensation and withholding taxes	4.3	—	4.3	5.6	—	5.6
Other current liabilities	4.0	2.4	6.4	9.5	1.7	11.2
Current liabilities of discontinued operations	$26.2	$2.4	$28.6	$31.2	$1.7	$32.9

Long-term pension and other post-retirement benefit liabilities	$0.7	$—	$0.7	$0.9	$—	$0.9
Other long-term liabilities	5.5	9.1	14.6	4.9	5.0	9.9
Long-term liabilities of discontinued operations	$6.2	$9.1	$15.3	$5.8	$5.0	$10.8
The Company retains certain liabilities for other operations discontinued in prior periods, primarily for environmental remediation and product liability. Included in liabilities of discontinued operations at December 31, 2015 and 2014 is $0.9 million and $1.3 million, respectively, related to environmental remediation at the Pearland, Texas facility, and $2.3 million and $3.0 million, respectively, relating to estimated product liability obligations of the discontinued North American refuse truck body business.
Long-term assets of discontinued operations at December 31, 2015 and 2014 include gross deferred tax assets of $3.5 million and $4.2 million, respectively, offset by a full valuation allowance. These assets primarily relate to Canadian net operating loss carryforwards that were largely generated by the discontinued North American refuse truck body business. These net operating loss carryforwards begin to expire in 2026. As it is currently not considered more likely than not that such deferred tax assets will be realized, a full valuation allowance has been recorded, such that the net deferred tax assets included assets of discontinued operations is zero at December 31, 2015 and 2014. However, tax planning strategies or acquisitions may result in these assets being realized as part of the Company’s continuing operations in future periods.
NOTE 15 — NEW ACCOUNTING PRONOUNCEMENTS
In April 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This update revises the required criteria for reporting disposals as discontinued operations, whereby such disposals must represent strategic shifts that had (or will have) a major effect on an entity’s operations and financial results. The guidance also requires additional disclosures about discontinued operations, including expanded disclosure of any significant ongoing involvement. The new requirements are effective prospectively for all disposals that occur within fiscal years beginning on or after December 15, 2014, and for interim periods within those fiscal years. The Company adopted this guidance on January 1, 2015 and applied it in concluding that the Fire Rescue Group should be presented as a discontinued operation in the 2015 consolidated financial statements. See Note 14 – Discontinued Operations for further discussion.
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
In July 2015, the FASB issued ASU No. 2015-15, Interest – Imputation of Interest (Subtopic 835-30), Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which presents the SEC staff’s opinion, in response to ASU No. 2015-03, that debt issuance costs associated with line-of-credit arrangements may be deferred, presented as an asset, and subsequently amortized ratably over the respective term, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The effective date of this guidance, and the expected impact upon adoption, is consistent with that discussed above with respect to ASU No. 2015-03.
In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, requiring that deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position. This new guidance is effective for annual reporting periods beginning on or after December 15, 2016, including interim periods within that reporting period. Early adoption is permitted. The Company early adopted the ASU for the year ended December 31, 2015 on a retrospective basis. See Note 6 – Income Taxes for more detail.
No other new accounting pronouncements issued or effective during 2015 have had or are expected to have a material impact on the Company’s results of operations, financial position or cash flow.
NOTE 16 — SELECTED QUARTERLY DATA (UNAUDITED)
The Company reports its interim quarterly periods on a 13-week basis ending on a Saturday with the fiscal year ending on December 31. The effects of this practice exist only within a reporting year. For ease of presentation, the Company uses “March 31,” “June 30,” “September 30” and “December 31” to refer to its results of operations for the quarterly periods then ended. In 2015, the Company’s interim quarterly periods ended March 28, June 27, September 26 and December 31. In 2014, the Company’s interim quarterly periods ended March 29, June 28, September 27 and December 31.
The following table summarizes the quarterly results of operations, including earnings per share:

	2015
(in millions, except per share data)	March 31	June 30(a)	September 30	December 31(b)
Net sales	$196.5	$205.4	$179.7	$186.4
Gross profit	54.9	60.7	54.7	55.3
Income from continuing operations	14.4	18.2	15.8	17.4
Gain (loss) from discontinued operations and disposal, net	0.5	0.1	3.0	(5.9)
Net income	14.9	18.3	18.8	11.5
Diluted earnings per share:
Earnings from continuing operations	$0.22	$0.29	$0.25	$0.27
Earnings (loss) from discontinued operations	0.01	0.00	0.05	(0.09)
Net earnings per share	$0.23	$0.29	$0.30	$0.18

(a)	Income from continuing operations includes restructuring charges of $0.4 million.

(b)
Income from continuing operations includes a $1.4 million net benefit from special tax items, comprised of a $4.2 million net tax benefit associated with tax planning strategies, offset by a $2.4 million adjustment of deferred tax assets and $0.4 million of expense associated with a change in the enacted tax rate in the U.K. Gain (loss) from discontinued operations and disposal, net includes tax expense of $6.3 million associated with recognizing a net deferred tax liability for the outside basis differences of entities being sold as part of the sale of Bronto.

	2014
(in millions, except per share data)	March 31	June 30	September 30	December 31(a)
Net sales	$175.7	$200.5	$193.8	$209.1
Gross profit	42.6	54.4	54.1	57.6
Income from continuing operations	7.9	16.9	15.0	19.9
(Loss) gain from discontinued operations and disposal, net	(0.5)	0.2	0.4	3.9
Net income	7.4	17.1	15.4	23.8
Diluted earnings per share:
Earnings from continuing operations	$0.13	$0.27	$0.23	$0.31
(Loss) earnings from discontinued operations	(0.01)	0.00	0.01	0.06
Net earnings per share	$0.12	$0.27	$0.24	$0.37

(a)	Income from continuing operations includes a tax benefit of $3.5 million relating to the release of valuation allowance previously recorded against the Company’s foreign deferred tax assets.

NOTE 17 — SUBSEQUENT EVENTS
Acquisition of Westech Vac Systems Ltd.
On January 5, 2016, the Company completed the acquisition of 100% of the stock of Westech Vac Systems, Ltd. (“Westech”), a Canadian manufacturer of high-quality, rugged vacuum trucks, from Advance Engineered Products Ltd. for an initial purchase price of C$8.0 million (approximately U.S. $5.8 million), subject to certain working capital adjustments. At closing, the Company paid an additional C$0.7 million (approximately U.S. $0.5 million) as a preliminary working capital adjustment. Any additional working capital adjustment is expected to be finalized in the first quarter of 2016. The preliminary purchase price allocation has not been completed at this time, due to the proximity of the date of acquisition to the date of issuance of the consolidated financial statements. The Company expects that Westech will provide an efficient entry into a new line of product offerings and access to new markets. The post-acquisition operating results of Westech are expected to be included within the Environmental Solutions Group.
Execution of 2016 Credit Agreement
See Note 5 – Debt for discussion of the execution of the 2016 Credit Agreement on January 27, 2016.
Sale of Bronto
See Note 14 – Discontinued Operations for discussion of the completion of the sale of Bronto on January 29, 2016.

Execution of Definitive Agreement to Acquire Joe Johnson Equipment (“JJE”)
On February 29, 2016, the Company announced the signing of a definitive agreement to acquire substantially all of the assets and operations of JJE, a Canadian-based distributor of maintenance equipment for municipal and industrial markets, for initial consideration of C$108.0 million (approximately U.S. $79 million), subject to certain post-closing adjustments. In addition, there is a deferred payment of C$8.0 million and a contingent earn-out payment of up to C$10.0 million. The earn-out payment is contingent upon the achievement of certain financial targets and objectives. The Company anticipates that the transaction will close by the end of the second quarter of 2016.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act Rule 13a-15(e)) as of December 31, 2015.
Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2015.

(b)	Management’s Annual Report on Internal Control over Financial Reporting and Attestation Report of the Registered Public Accounting Firm
The Company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on the assessment, management concluded that, as of December 31, 2015, the Company’s internal control over financial reporting is effective.
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
Item 9B.  Other Information.
On February 29, 2016, the Company issued a press release announcing its financial results for the three months and year ended December 31, 2015. In addition, the presentation slides for the 2015 fourth quarter earnings call were posted on the Company’s website at that time. The full text of the press release and earnings presentation is included as Exhibits 99.1 and 99.2, respectively, to this Form 10-K.

PART III
Item 10.  Directors, Executive Officers and Corporate Governance.
A list of our executive officers and biographical information appears in Item 1 of Part I of this Form 10-K. Information regarding directors and nominees for directors is set forth in the Company’s definitive proxy statement for its 2016 Annual Meeting of Stockholders and is incorporated herein by reference.
Information regarding Compliance with Section 16(a) of the Exchange Act is set forth in the Company’s 2016 definitive proxy statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference. Information regarding the (i) Audit Committee, (ii) Nominating and Governance Committee and (iii) Compensation and Benefits Committee of the Company’s Board of Directors is set forth in the Company’s 2016 definitive proxy statement under the caption “Information Concerning the Board of Directors” and is incorporated herein by reference.
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
Item 11.  Executive Compensation.
The information contained under the captions “Information Concerning the Board of Directors,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Compensation and Benefits Committee Report” and “Executive Compensation” of the Company’s 2016 definitive proxy statement is incorporated herein by reference.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information regarding security ownership of (i) certain beneficial owners, (ii) all directors and nominees, (iii) named executive officers and (iv) directors and executive officers as a group is set forth in the Company’s 2016 definitive proxy statement under the caption “Ownership of Our Common Stock” and is incorporated herein by reference. Information regarding our equity compensation plans is set forth in the Company’s 2016 definitive proxy statement under the caption “Equity Compensation Plan Information” and is incorporated herein by reference.
Item 13.  Certain Relationships and Related Transactions, and Director Independence.
Information regarding certain relationships is hereby incorporated by reference from the Company’s 2016 definitive proxy statement under the headings “Information Concerning the Board of Directors” and “Certain Relationships and Related Party Transactions.”
Item 14.  Principal Accountant Fees and Services.
Information regarding principal accountant fees and services is incorporated by reference from the Company’s 2016 definitive proxy statement under the heading “Accounting Fees.”

PART IV
Item 15.  Exhibits, Financial Statement Schedules.

1.	Financial Statements
The following consolidated financial statements of the Company and the “Report of the Independent Registered Public Accounting Firm” contained under Item 8 of Part II this Form 10-K are incorporated herein by reference:

(a)	Consolidated Statements of Operations for the Years Ended December 31, 2015, 2014 and 2013;

(b)	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2015, 2014 and 2013;

(c)	Consolidated Balance Sheets as of December 31, 2015 and 2014;

(d)	Consolidated Statements of Cash Flows for the Years Ended December 31, 2015, 2014 and 2013;

(e)	Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2015, 2014 and 2013; and

(f)	Notes to Consolidated Financial Statements.

2.	Financial Statement Schedules
Schedule II — Valuation and Qualifying Accounts of the Company for the three years ended December 31, 2015 is filed as a part of this Annual Report in response to Item 15(a)(2):
All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore, have been omitted.

3.	Exhibits
See Exhibit Index.

SCHEDULE II
FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
Valuation and Qualifying Accounts
For the years ended December 31, 2015, 2014 and 2013

(in millions)	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions Accounts Written off Net of Recoveries	Balance at End of Year
Allowance for doubtful accounts:
Year Ended December 31, 2015	$0.7	$0.6	$(0.5)	$0.8
Year Ended December 31, 2014	1.4	0.3	(1.0)	0.7
Year Ended December 31, 2013	1.3	0.2	(0.1)	1.4
Income tax valuation allowances:
Year Ended December 31, 2015	$3.8	$2.1	$—	$5.9
Year Ended December 31, 2014	9.3	—	(5.5)	3.8
Year Ended December 31, 2013	131.2	2.5	(124.4)	9.3

Signatures
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDERAL SIGNAL CORPORATION

By:	/s/ Jennifer L. Sherman
Jennifer L. Sherman
President and Chief Executive Officer (Principal Executive Officer)
Date: February 29, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated, as of February 29, 2016.

/s/ Jennifer L. Sherman	President, Chief Executive Officer and Director (Principal Executive Officer)
Jennifer L. Sherman

/s/ Brian S. Cooper	Senior Vice President, Chief Financial Officer (Principal Financial Officer)
Brian S. Cooper

/s/ Ian A. Hudson	Vice President, Corporate Controller (Principal Accounting Officer)
Ian A. Hudson

/s/ Dennis J. Martin	Executive Chairman and Director
Dennis J. Martin

/s/ James E. Goodwin	Director
James E. Goodwin

/s/ Paul W. Jones	Director
Paul W. Jones

/s/ Bonnie C. Lind	Director
Bonnie C. Lind

/s/ Richard R. Mudge	Director
Richard R. Mudge

/s/ William F. Owens	Director
William F. Owens

/s/ Brenda L. Reichelderfer	Director
Brenda L. Reichelderfer

/s/ John L. Workman	Director
John L. Workman

EXHIBIT INDEX
The following exhibits, other than those incorporated by reference, have been included in the Company’s Form 10-K filed with the Securities and Exchange Commission.

3.	a.	Restated Certificate of Incorporation of the Company. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed April 30, 2010.
	b.	Amended and Restated By-Laws of the Company. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed February 9, 2016.
10.	a. *	Supplemental Pension Plan. Incorporated by reference to Exhibit 10.C to the Company’s Form 10-K for the year ended December 31, 1995.
	b. *	Executive Disability, Survivor and Retirement Plan. Incorporated by reference to Exhibit 10.D to the Company’s Form 10-K for the year ended December 31, 1995.
	c. *	Savings Restoration Plan, as amended and restated January 1, 2007. Incorporated by reference to Exhibit 10.FF to the Company’s Form 10-K for the year ended December 31, 2008.
	d. *	First Amendment of the Federal Signal Corporation Savings Restoration Plan. Incorporated by reference to Exhibit 10.MM to the Company’s Form 10-K for the year ended December 31, 2008.
	e. *	Second Amendment to Federal Signal Corporation Savings Restoration Plan. Incorporated by reference to Exhibit 10.NN to the Company’s Form 10-K for the year ended December 31, 2008.
	f. *	Third Amendment to Federal Signal Corporation Savings Restoration Plan. Incorporated by reference to Exhibit 10.OO to the Company’s Form 10-K for the year ended December 31, 2008.
	g. *	Executive General Severance Plan, as amended and restated August 2012. Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2012.
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
n.
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

o.
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

	p. *	Federal Signal Corporation 2015 Executive Incentive Compensation Plan. Incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement filed on Schedule 14A filed March 18, 2015.
q. *
Form of Equity Award Agreements. Incorporated by reference to Exhibits 10.1, 10.2, 10.3 and 10.4 to the Company’s Form 10-Q for the quarter ended March 31, 2015 and Exhibits 10.1 and 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2015.

	r. *	Federal Signal Corporation Retirement Savings Plan, as amended and restated effective as of January 1, 2015.

	s. *	Form of Director Distribution Election.
t.
Share Sale and Purchase Agreement dated as of December 11, 2015, by and among Morita Holdings Corporation, the Company and certain of its subsidiaries identified on the signature pages thereto. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated December 11, 2015.

u. *
Separation Agreement and General Release, effective January 7, 2016, by and between Bryan L. Boettger and the Company. Incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated January 11, 2016.

v.
Amended and Restated Credit Agreement, dated as of January 27, 2016, by and among the Company and certain of its foreign subsidiaries, as Borrowers, the Lenders referred to therein, as Lenders, Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender, JPMorgan Chase Bank, N.A., as Syndication Agent, KeyBank National Association, as Documentation Agent, and Wells Fargo Securities, LLC and J.P. Morgan Securities LLC, as Joint Lead Arrangers and Joint Bookrunners. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed February 2, 2016.

14.		Code of Ethics for Chief Executive Officer and Senior Financial Officers, as amended. Incorporated by reference to Exhibit 14 to the Company’s Form 10-K for the year ended December 31, 2003.
21.		Subsidiaries of the Registrant.
23.		Consent of Independent Registered Public Accounting Firm.
31.1		CEO Certification under Section 302 of the Sarbanes-Oxley Act.
31.2		CFO Certification under Section 302 of the Sarbanes-Oxley Act.
32.1		CEO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act.
32.2		CFO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act.
99.1		Fourth Quarter Financial Results Press Release dated February 29, 2016.
99.2		Fourth Quarter Earnings Call Presentation Slides.
101.INS		XBRL Instance Document.
101.SCH		XBRL Taxonomy Extension Schema Document.
101.CAL		XBRL Taxonomy Calculation Linkbase Document.
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB		XBRL Taxonomy Label Linkbase Document.
101.PRE		XBRL Taxonomy Presentation Linkbase Document.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(a)(3) of Form 10-K.