Form 10-Q
period 2016-03-31
FEDERAL SIGNAL CORP /DE/
filed 2016-05-03
CIK 277509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of April 30, 2016, the number of shares outstanding of the registrant’s common stock was 60,460,921.

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
These risks and uncertainties, some of which are beyond the Company’s control, include the cyclical nature of the Company’s industrial, municipal, governmental and commercial markets; compliance with domestic and foreign laws and regulations; economic and political uncertainties and foreign currency rate fluctuations; restrictive debt covenants; availability of credit and third-party financing for customers; our ability to anticipate and meet customer demands for new products and product enhancements and the resulting products generating sufficient revenues to justify research and development expenses; our incurrence of restructuring and impairment charges as we continue to evaluate opportunities to restructure our business; highly competitive markets; increased product liability, warranty, recall claims, client service interruptions and other lawsuits and claims; technological advances by competitors; information technology security threats and cyber-attacks; infringement of, or an inability to protect, our intellectual property rights; disruptions in the supply of parts and components from suppliers and subcontractors; attraction and retention of key personnel; disruptions within our dealer network; work stoppages and other labor relations matters; increased pension funding requirements and expenses beyond our control; costs of compliance with environmental and safety regulations; our ability to use net operating loss and tax credit carryforwards to reduce future tax payments; charges related to goodwill; our ability to expand our business through successful future acquisitions; and unknown or unexpected contingencies in our business or in businesses acquired by us. These risks and uncertainties include, but are not limited to, the risk factors described under Item 1A, Risk Factors, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the SEC on February 29, 2016. These factors may not constitute all factors that could cause actual results to differ materially from those discussed in any forward-looking statement. The Company operates in a continually changing business environment and new factors emerge from time to time. The Company cannot predict such factors, nor can it assess the impact, if any, of such factors on its results of operations, financial condition or cash flow. Accordingly, forward-looking statements should not be relied upon as a predictor of actual results. The Company disclaims any responsibility to update any forward-looking statement provided in this Form 10-Q.
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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).
FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
(in millions, except per share data)	2016	2015
Net sales	$172.8	$196.5
Cost of sales	125.4	141.6
Gross profit	47.4	54.9
Selling, engineering, general and administrative expenses	29.6	30.4
Acquisition and integration related expenses	0.5	—
Restructuring	1.2	—
Operating income	16.1	24.5
Interest expense	0.4	0.6
Debt settlement charges	0.3	—
Other (income) expense, net	(0.7)	1.2
Income before income taxes	16.1	22.7
Income tax expense	(5.7)	(8.3)
Income from continuing operations	10.4	14.4
Gain from discontinued operations and disposal, net of income tax expense of $4.4 and $0.1, respectively	3.2	0.5
Net income	$13.6	$14.9
Basic earnings per share:
Earnings from continuing operations	$0.17	$0.23
Gain from discontinued operations and disposal, net of tax	0.05	0.01
Net earnings per share	$0.22	$0.24
Diluted earnings per share:
Earnings from continuing operations	$0.17	$0.22
Gain from discontinued operations and disposal, net of tax	0.05	0.01
Net earnings per share	$0.22	$0.23
Weighted average common shares outstanding:
Basic	62.1	62.7
Diluted	63.0	63.7
Cash dividends declared per common share	$0.07	$0.06
See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31,
(in millions)	2016	2015
Net income	$13.6	$14.9
Other comprehensive income (loss):
Change in foreign currency translation adjustment	9.1	(11.9)
Change in unrecognized net actuarial losses related to pension benefit plans, net of income tax expense of $0.8 and $0.9, respectively	1.8	1.9
Change in unrealized net gain on derivatives, net of income tax	(0.1)	—
Total other comprehensive income (loss)	10.8	(10.0)
Comprehensive income	$24.4	$4.9
See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2016	December 31, 2015
(in millions, except per share data)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$77.3	$76.0
Accounts receivable, net of allowances for doubtful accounts of $0.8 at both dates	87.1	73.0
Inventories	93.6	87.2
Prepaid expenses and other current assets	12.7	15.1
Current assets of discontinued operations	6.0	63.8
Total current assets	276.7	315.1
Properties and equipment, net of accumulated depreciation of $105.0 and $102.8, respectively	55.0	52.9
Goodwill	236.2	231.6
Deferred tax assets	8.3	20.1
Deferred charges and other assets	4.8	3.5
Long-term assets of discontinued operations	2.2	43.3
Total assets	$583.2	$666.5
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term borrowings and capital lease obligations	$0.4	$0.4
Accounts payable	37.0	38.0
Customer deposits	4.6	3.7
Accrued liabilities:
Compensation and withholding taxes	12.5	18.6
Other current liabilities	31.7	27.9
Current liabilities of discontinued operations	3.7	28.6
Total current liabilities	89.9	117.2
Long-term borrowings and capital lease obligations	0.2	43.7
Long-term pension and other postretirement benefit liabilities	53.2	55.2
Deferred gain	12.1	12.6
Other long-term liabilities	17.1	16.9
Long-term liabilities of discontinued operations	3.3	15.3
Total liabilities	175.8	260.9
Stockholders’ equity:
Common stock, $1 par value per share, 90.0 shares authorized, 65.3 and 64.8 shares issued, respectively	65.3	64.8
Capital in excess of par value	195.5	195.6
Retained earnings	284.2	274.9
Treasury stock, at cost, 4.1 and 2.6 shares, respectively	(59.6)	(40.9)
Accumulated other comprehensive loss	(78.0)	(88.8)
Total stockholders’ equity	407.4	405.6
Total liabilities and stockholders’ equity	$583.2	$666.5
See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
(in millions)	2016	2015
Operating activities:
Net income	$13.6	$14.9
Adjustments to reconcile net income to net cash provided by operating activities:
Gain from discontinued operations and disposal	(3.2)	(0.5)
Depreciation and amortization	3.0	3.0
Deferred financing costs	0.4	0.1
Deferred gain	(0.5)	(0.5)
Stock-based compensation expense	0.4	1.1
Pension expense, net of funding	(1.0)	(1.7)
Deferred income taxes	5.9	8.9
Changes in operating assets and liabilities, net of effects of acquisitions and discontinued operations	(25.3)	(24.5)
Net cash (used for) provided by continuing operating activities	(6.7)	0.8
Net cash provided by discontinued operating activities	1.3	2.5
Net cash (used for) provided by operating activities	(5.4)	3.3
Investing activities:
Purchases of properties and equipment	(2.0)	(2.7)
Payments for acquisitions, net of cash acquired	(6.2)	—
Other, net	(0.5)	—
Net cash used for continuing investing activities	(8.7)	(2.7)
Net cash provided by (used for) discontinued investing activities	82.3	(0.1)
Net cash provided by (used for) investing activities	73.6	(2.8)
Financing activities:
Payments on long-term borrowings	(43.4)	—
Payments of debt financing fees	(1.1)	—
Purchases of treasury stock	(16.3)	(3.6)
Redemptions of common stock to satisfy withholding taxes related to stock-based compensation	(2.4)	(2.6)
Cash dividends paid to stockholders	(4.3)	(3.8)
Proceeds from stock-based compensation activity	—	0.2
Other, net	(0.2)	(0.2)
Net cash used for continuing financing activities	(67.7)	(10.0)
Net cash provided by discontinued financing activities	0.7	3.0
Net cash used for financing activities	(67.0)	(7.0)
Effects of foreign exchange rate changes on cash and cash equivalents	0.1	(0.9)
Increase (decrease) in cash and cash equivalents	1.3	(7.4)
Cash and cash equivalents at beginning of year	76.0	30.4
Cash and cash equivalents at end of period	77.3	23.0
Less: Cash and cash equivalents of discontinued operations at end of period	—	(3.7)
Cash and cash equivalents of continuing operations at end of period	$77.3	$19.3
See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(in millions)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2016	$64.8	$195.6	$274.9	$(40.9)	$(88.8)	$405.6
Net income			13.6			13.6
Total other comprehensive income					10.8	10.8
Cash dividends declared			(4.3)			(4.3)
Stock-based payments:
Stock-based compensation		0.4				0.4
Performance share unit transactions	0.5	(0.5)		(2.4)		(2.4)
Stock repurchase program				(16.3)		(16.3)
Balance at March 31, 2016	$65.3	$195.5	$284.2	$(59.6)	$(78.0)	$407.4

(in millions)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2015	$64.2	$187.0	$227.0	$(27.1)	$(79.5)	$371.6
Net income			14.9			14.9
Total other comprehensive loss					(10.0)	(10.0)
Cash dividends declared			(3.8)			(3.8)
Stock-based payments:
Stock-based compensation		1.1				1.1
Stock option exercises and other		0.1				0.1
Performance share unit transactions	0.5	(0.5)		(2.6)		(2.6)
Stock repurchase program				(3.6)		(3.6)
Balance at March 31, 2015	$64.7	$187.7	$238.1	$(33.3)	$(89.5)	$367.7

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
Products manufactured and services rendered by the Company are divided into two major operating segments: the Environmental Solutions Group and the Safety and Security Systems Group. The individual operating businesses are organized as such because they share certain characteristics, including technology, marketing, distribution and product application, which create long-term synergies. The Company’s reportable segments are consistent with its operating segments. These segments are discussed in Note 11 – Segment Information.
Basis of Presentation and Consolidation
The accompanying unaudited condensed consolidated financial statements represent the consolidation of Federal Signal Corporation and its subsidiaries included herein and have been prepared by the Company pursuant to the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to ensure the information presented is not misleading. These condensed consolidated financial statements have been prepared in accordance with the Company’s accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, and should be read in conjunction with those consolidated financial statements and the notes thereto. As discussed in Note 13 – Discontinued Operations, on January 29, 2016, the Company completed the sale of its Bronto Skylift® business (“Bronto”) that represented its Fire Rescue Group. The consolidated financial statements for all periods presented have been recast to present the operating results of previously divested or exited businesses as discontinued operations, including the Fire Rescue Group. See Note 13 – Discontinued Operations for further details.
These statements include all normal and recurring adjustments that we considered necessary to present a fair statement of our results of operations, financial condition and cash flow. Intercompany balances and transactions have been eliminated in consolidation. In addition, certain prior year amounts have been reclassified to conform to the current year presentation. These include adjustments to present the Fire Rescue Group as a discontinued operation.
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
Recent Accounting Pronouncements and Accounting Changes
In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. The FASB decided to allow either a “full retrospective” adoption, in which the standard is applied to all periods presented in the financial statements, or a “modified retrospective” adoption, in which the guidance is applied retrospectively only to the most current period presented in the financial statements, with the cumulative effect of initially applying the new standard being recognized as an adjustment to the opening balance of retained earnings. As originally proposed, this guidance was effective for annual reporting periods beginning on or after December 15, 2016, including interim periods within that reporting period, and early adoption was not permitted. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of the new revenue recognition requirements to annual reporting periods beginning on or after December 15, 2017, including interim periods within that reporting period. Under ASU 2015-14, companies are permitted to adopt the

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

guidance early, but no earlier than the original effective date outlined in ASU 2014-09. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs be presented in the balance sheets as a direct deduction from the carrying amount of the related debt liability. The new requirement is effective for fiscal years beginning on or after December 15, 2015, and for interim periods within those fiscal years. Retrospective presentation is required for all comparable periods presented. The Company’s adoption of this guidance on January 1, 2016 did not have a material impact on its consolidated financial statements.
In July 2015, the FASB issued ASU No. 2015-15, Interest – Imputation of Interest (Subtopic 855-30), Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which presents the SEC staff’s opinion, in response to ASU No. 2015-03, that debt issuance costs associated with line-of-credit arrangements may be deferred, presented as an asset, and subsequently amortized ratably over the respective term, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The effective date of this guidance, and the expected impact upon adoption, is consistent with that discussed above with respect to ASU No. 2015-03. The Company’s adoption of this guidance on January 1, 2016 did not have a material impact on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires organizations that are lessees in operating leases to recognize right-of-use assets and lease liabilities on the balance sheet and requires disclosure of key qualitative and quantitative information about leasing agreements by both lessors and lessees. For a lease to meet the requirements for accounting under a sale-leaseback transaction, it must meet the criteria for a sale in ASC 606, Revenue from Contracts with Customers. Entities are required to recognize and measure operating leases at the beginning of the earliest period presented using a modified retrospective approach. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting, which impacts amounts recorded in the statements of operations, the classification of awards as equity or liability on the balance sheets, and the classification of related activities on the statement of cash flows. The first change requires that all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) should be recognized as income tax expense or benefit in the income statement and should be recognized regardless of whether the benefit reduces taxes payable in the current period. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. The Company may now elect to account for award forfeitures as they occur rather than as part of the compensation expense as the awards are vesting. The requirements for withholding now allow withholding at the maximum statutory tax rate of the beneficiary’s jurisdiction. On the statement of cash flows, excess tax benefits should be classified under operating activities and shares withheld for tax-withholding purposes should be classified as a financing activity. These new requirements and options are effective for fiscal years beginning on or after December 15, 2016. Amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements, forfeitures, and intrinsic value should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. Amendments related to the presentation of employee taxes paid on the statement of cash flows when an employer withholds shares to meet the minimum statutory withholding requirement should be applied retrospectively. Amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement should be applied prospectively. An entity may elect to apply the amendments related to the presentation of excess tax benefits on the statement of cash flows using either a prospective transition method or a retrospective transition method. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements.
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

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

There have been no changes to the Company’s significant accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
NOTE 2 – ACQUISITIONS
Acquisition of Westech Vac Systems Ltd.
On January 5, 2016, the Company completed the acquisition of 100% of the stock of Westech Vac Systems, Ltd. (“Westech”), a Canadian manufacturer of high-quality, rugged vacuum trucks, from Advance Engineered Products Ltd. The Company expects that Westech will provide an efficient entry into a new line of product offerings and access to new markets. As the acquisition closed on January 5, 2016, the assets and liabilities of Westech have been consolidated into our Condensed Consolidated Balance Sheet as of March 31, 2016, while the post-acquisition results of operations have been included in the Condensed Consolidated Statements of Operations, within the Environmental Solutions Group.
The net cash consideration paid by the Company to acquire Westech was C$8.6 million (approximately U.S. $6.2 million). The assets acquired and liabilities assumed in the Westech acquisition have been measured at their fair values at the acquisition date, resulting in $3.4 million of goodwill, which is not deductible for tax purposes. Due to the timing of the acquisition, these amounts are preliminary and are subject to change within the measurement period as the Company finalizes its fair value estimates. We expect to finalize the purchase price allocation by the end of the third quarter of 2016.
The acquisition was not, and would not have been, material to the Company's net sales, results of operations or total assets during any period presented. Accordingly, the Company's consolidated results from operations do not differ materially from historical performance as a result of the acquisition, and therefore, pro-forma results are not presented.
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
NOTE 3 – INVENTORIES
The following table summarizes the components of Inventories:

(in millions)	March 31, 2016	December 31, 2015
Raw materials	$34.8	$35.3
Work in progress	9.0	6.7
Finished goods	49.8	45.2
Total inventories	$93.6	$87.2

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

NOTE 4 – DEBT
The following table summarizes the components of Long-term borrowings and capital lease obligations:

(in millions)	March 31, 2016	December 31, 2015
2016 Credit Agreement:
Revolving credit facility	$—	$—
2013 Credit Agreement:
Revolving credit facility	—	—
Term loan	—	43.4
Capital lease obligations	0.6	0.7
Total long-term borrowings and capital lease obligations, including current portion	0.6	44.1
Less: Current maturities	—	—
Less: Current capital lease obligations	0.4	0.4
Total long-term borrowings and capital lease obligations, net	$0.2	$43.7
As more fully described within Note 1 – Summary of Significant Accounting Policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, the Company uses a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The fair value of long-term debt is based on interest rates that we believe are currently available to us for issuance of debt with similar terms and remaining maturities (Level 2 input).
The following table summarizes the carrying amounts and fair values of the Company’s financial instruments:

	March 31, 2016		December 31, 2015
(in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value
Long-term borrowings (a)	$0.6	$0.6	$44.1	$44.1

(a)
Long-term borrowings includes current portions of long-term debt and current portions of capital lease obligations of $0.4 million and $0.4 million as of March 31, 2016 and December 31, 2015, respectively.

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

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

The Company is subject to certain leverage ratio and interest coverage ratio financial covenants under the 2016 Credit Agreement that are to be measured at each fiscal quarter-end. The Company was in compliance with all such covenants as of March 31, 2016. The 2016 Credit Agreement also includes a “covenant holiday” period, which allows for the temporary increase of the minimum leverage ratio following the completion of a permitted acquisition, or a series of permitted acquisitions, when the total consideration exceeds a specified threshold. In addition, the 2016 Credit Agreement includes customary negative covenants, subject to certain exceptions, restricting or limiting the Company’s and its subsidiaries’ ability to, among other things: (i) make non-ordinary course dispositions of assets, (ii) make certain fundamental business changes, such as merge, consolidate or enter into any similar combination, (iii) make restricted payments, including dividends and stock repurchases, (iv) incur indebtedness, (v) make certain loans and investments, (vi) create liens, (vii) transact with affiliates, (viii) enter into sale/leaseback transactions, (ix) make negative pledges and (x) modify subordinated debt documents.
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
The 2016 Credit Agreement amends and restates the Company’s March 13, 2013 Credit Agreement (the “2013 Credit Agreement”), which provided the Company with a $225.0 million senior secured credit facility comprised of a five-year fully funded term loan of $75.0 million and a five-year $150.0 million revolving credit facility.
Under the terms of the 2013 Credit Agreement, the Company was required to make quarterly installment payments against the $75.0 million term loan, with any remaining balance due on the maturity date of March 13, 2018. As a result of executing the 2016 Credit Agreement subsequent to December 31, 2015, but prior to the issuance of the financial statements for the year then ended, the $6.9 million current portion of term loan debt outstanding as of December 31, 2015 was reflected as a component of long-term borrowings and capital lease obligations on the Condensed Consolidated Balance Sheets. Under the 2013 Credit Agreement, the Company was allowed to prepay the term loan in whole or in part prior to maturity without premium or penalty. In the three months ended March 31, 2016, the Company repaid the remaining $43.4 million of principal outstanding under the 2013 Credit Agreement.
In the three months ended March 31, 2016, approximately $0.3 million of unamortized deferred financing fees associated with the 2013 Credit Agreement were written off in connection with executing the 2016 Credit Agreement. The Company incurred $1.1 million of debt issuance costs in connection with the execution of the 2016 Credit Agreement. Such fees have been deferred and are being amortized over the five-year term.
As of March 31, 2016, there was no cash drawn and $19.2 million of undrawn letters of credit under the 2016 Credit Agreement, with $305.8 million of net availability for borrowings. As of December 31, 2015, there was no cash drawn and $19.2 million of undrawn letters of credit under the $150.0 million revolving credit facility portion of the 2013 Credit Agreement, with $130.8 million of net availability for borrowings.
As of March 31, 2016 and December 31, 2015, there were no borrowings against the Company’s non-U.S. lines of credit which provide for borrowings of up to $1.3 million.
For the three months ended March 31, 2016, gross borrowings and gross payments under the 2016 Credit Agreement were $5.0 million and $5.0 million, respectively. For the three months ended March 31, 2015, there were no gross borrowings or gross payments under the Company’s domestic revolving credit facility portion of the 2013 Credit Agreement.
NOTE 5 – INCOME TAXES
The Company recognized income tax expense of $5.7 million and $8.3 million for the three months ended March 31, 2016 and 2015, respectively. The decrease in tax expense in the current-year quarter is largely due to lower pre-tax income levels. The effective tax rate for the three months ended March 31, 2016 was 35.4%, compared to 36.6% in the prior-year quarter.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

NOTE 6 – PENSIONS
The following table summarizes the components of net postretirement pension expense:

	U.S. Benefit Plan		Non-U.S. Benefit Plan
	Three Months Ended March 31,		Three Months Ended March 31,
(in millions)	2016	2015	2016	2015
Interest cost	$2.0	$1.9	$0.5	$0.5
Amortization of actuarial loss	1.4	1.6	0.2	0.2
Expected return on plan assets	(2.6)	(2.5)	(0.6)	(0.7)
Net postretirement pension expense	$0.8	$1.0	$0.1	$—
During the three months ended March 31, 2016 and 2015, the Company contributed $1.5 million and $1.6 million to its U.S. defined benefit plan, respectively, and $0.4 million and $1.1 million to its non-U.S. defined benefit plan, respectively.
For the year ended December 31, 2016, the Company expects to contribute up to $7.2 million to the U.S. benefit plan and up to $1.4 million to the non-U.S. benefit plan.
During the three months ended March 31, 2015, the Company repurchased all of the remaining shares of its common stock from its U.S benefit plan for a total cost of $3.6 million. The repurchases were made under the stock repurchase program discussed further in Note 10 – Stockholders’ Equity.
In connection with the completion of the sale of Bronto, the Company recognized $0.4 million of actuarial losses, which were previously included in Accumulated other comprehensive loss, as a component of the calculation of the gain on disposal recorded in the three months ended March 31, 2016.
NOTE 7 – COMMITMENTS AND CONTINGENCIES
Financial Commitments
The Company provides indemnifications and other guarantees in the ordinary course of business, the terms of which range in duration and often are not explicitly defined. Specifically, the Company is occasionally required to provide letters of credit and bid and performance bonds to various customers, principally to act as security for retention levels related to casualty insurance policies and to guarantee the performance of subsidiaries that engage in export and domestic transactions. At March 31, 2016, the Company had outstanding performance and financial standby letters of credit, as well as outstanding bid and performance bonds, aggregating $22.1 million. If any such letters of credit or bonds are called, the Company would be obligated to reimburse the issuer of the letter of credit or bond. The Company believes the likelihood of any currently outstanding letter of credit or bond being called is remote.

For certain independent Environmental Solutions Group dealers that purchase products financed by a third-party lender (the “Lender”), the Company historically provided a limited repurchase agreement to the Lender. In the event of a default by the applicable dealer and ultimate repossession of the underlying products by the Lender, the Company was obligated to repurchase those products from the Lender. The arrangement was subject to a maximum repurchase amount and the Company’s repurchase obligation was generally limited to products purchased by the dealer, and financed by the Lender, for a period of one year. The Company’s risk under the repurchase arrangement was partially mitigated by the value of the products repurchased under the agreement. During the three months ended March 31, 2016, the Company and the Lender executed an amendment to the agreement that removed the Company’s repurchase obligation effective January 1, 2016. As of March 31, 2016, the remaining potential cash payments the Company could be required to make under the agreement were $6.2 million, and any remaining repurchase obligation would be fully expired by December 31, 2016.

The Company has recorded the fair value of its estimated net liability associated with losses from these guarantee and repurchase obligations on its Consolidated Balance Sheet based on historical experience and current facts and circumstances. Historical cash requirements and losses associated with these obligations have not been significant, but could increase if dealer defaults exceed current expectations. The Company’s repurchase accrual represents the expected losses resulting from obligations to repurchase products, after giving effect to proceeds anticipated to be received from the resale of

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

those products to alternative customers. At March 31, 2016 and December 31, 2015, the Company’s accrual for potential losses related to repurchase exposure was insignificant.
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
The following table summarizes the changes in the Company’s warranty liabilities:

(in millions)	2016	2015
Balance at January 1	$7.4	$7.7
Provisions to expense	1.0	1.9
Payments	(1.3)	(1.9)
Balance at March 31	$7.1	$7.7
Environmental Liabilities
Reserves of $0.7 million and $0.9 million related to the environmental remediation of the Pearland, Texas facility are included in liabilities of discontinued operations on the Condensed Consolidated Balance Sheets at March 31, 2016 and December 31, 2015, respectively. The facility was previously used by the Company’s discontinued Pauluhn business and manufactured marine, offshore and industrial lighting products. The Company sold the facility in May 2012 and while the Company has not finalized its plans, it is probable that the site will require remediation. The recorded reserves are based on an undiscounted estimate of the range of costs to remediate the site, depending upon the remediation approach and other factors. The Company’s estimate may change in the near-term as more information becomes available; however, the costs are not expected to have a material adverse effect on the Company’s results of operations, financial position or cash flow.
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
On June 25, 2014, a unanimous three-judge panel of the First District Illinois Appellate Court issued its opinion reversing the class certification order of the trial court. Specifically, the Appellate Court determined that the trial court’s ruling failed to satisfy the class-action requirements that the common issues of the firefighters’ claims predominate over the individual issues and that there is an adequate representative for the class. During a status hearing on October 8, 2014, plaintiffs represented to the Court that they would again seek to certify a class of firefighters on the issue of whether the Company’s sirens were defective and unreasonably dangerous. On January 12, 2015, plaintiffs filed motions to amend their complaints to add class action allegations with respect to Chicago firefighter plaintiffs as well as the approximately 1,800 firefighter plaintiffs from locations outside of Chicago. On March 11, 2015, the trial court granted plaintiff’s motions to amend their complaints. Plaintiffs have indicated that they will now file motions to certify classes in these cases. On April 24, 2015, the cases were transferred to Cook County chancery court, which will decide all class certification issues. The Company intends to continue its objections to any attempt at certification. The Company also has filed motions to dismiss cases involving firefighters located outside of Cook County based on improper venue. Plaintiffs have requested discovery from the Company related to these venue motions. The Court has scheduled a further status hearing regarding venue matters for May 25, 2016.
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
During April through July 2013, additional cases were filed in Allegheny County, Pennsylvania. These cases involve 247 plaintiff firefighters from Pittsburgh and various defendants, including the Company. After the Company filed pretrial motions, the Court dismissed claims of 55 Pittsburgh firefighter plaintiffs. The Court has indicated that the first trials of these Pittsburgh firefighters will occur in May, September and November 2016. Each trial will involve eight firefighters. On April 14, 2016, the Court granted the Company’s motion for summary judgment regarding all plaintiff firefighters involved in the initial trial scheduled for May 2016. The plaintiffs have the right to appeal this judgment. During March 2014, an action also was brought in the Court of Common Pleas of Erie County, Pennsylvania on behalf of 61 firefighters. This case likewise involves various defendants in addition to the Company. After the Company filed pretrial motions, 33 Erie County firefighter plaintiffs voluntarily dismissed their claims. On September 17, 2014, 20 lawsuits, involving a total of 193 Buffalo Fire Department firefighters, were filed in the Supreme Court of the State of New York, Erie County. Several product manufacturers, including the Company, have been named as defendants in these cases. All of the cases filed in Erie County, New York have been removed to federal court in the Western District of New York. During February 2015, a lawsuit involving one New York City firefighter plaintiff was filed in the Supreme Court of the State of New York, New York County. The plaintiff named the Company as well as several other parties as defendants. That case has been transferred to federal court in the Northern District of New York. The Company also is aware that a lawsuit involving eight New York City firefighters was filed in New York County, New York, on April 24, 2015. The Company has not yet been served in that case. During November 2015 through

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

January 2016, 28 new cases involving a total of 227 firefighters were filed in various counties in the New York City area. During November 2015, the Company was also served with a complaint filed in Union county, New Jersey state court, involving 34 New Jersey firefighters. During January 2016, three additional cases were filed in various New Jersey state courts. These cases involve a total of 41 firefighters, most of whom reside in New Jersey and work or worked at New Jersey fire departments.
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
The Company’s ongoing negotiations with its insurer, CNA, over insurance coverage on these claims have resulted in reimbursements of a portion of the Company’s defense costs. These reimbursements are recorded as a reduction of corporate operating expenses. For the three months ended March 31, 2016 and 2015, the Company recorded $0.1 million and $0.1 million of reimbursements from CNA related to legal costs, respectively.
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
Believing that the claims against Bronto were invalid and that Bronto fully satisfied the terms of the subject contract, on July 10, 2014, the Company filed an appeal with the Civil Chamber of the Supreme Court of Latvia seeking a reversal of the trial court’s ruling. In April 2016, the Supreme Court heard the Company’s appeal and upheld the trial court’s ruling against Bronto.
In connection with the sale of Bronto to Morita Holdings Corporation (“Morita”), discussed further in Note 13 – Discontinued Operations, the Company and Morita agreed that the Company will remain in control of negotiations and proceedings relating to the appeal and fund the legal costs associated therewith. The Company also agreed to compensate Morita for 50% of any liability resulting from a final and non-appealable decision of a court of competent jurisdiction, net of any actual income tax benefit to Bronto as a result of the judgment, and less 50% of legal fees incurred by the Company between the January 29, 2016 date of sale and the date of receiving such non-appealable decision.
At December 31, 2015, the Company had not accrued any liability within its consolidated financial statements for this lawsuit. In evaluating whether a charge to record a reserve was previously necessary, the Company analyzed all of the available information, including the legal reasoning applied by the judge of the trial court in reaching its decision. Based on the Company’s analysis, and consultations with external counsel, the Company assessed the likelihood of a successful appeal to be more likely than not and therefore did not believe that a probable loss had been incurred. However, as the Company’s appeal of the initial judgment was unsuccessful, a charge of $1.5 million was recorded as a component of Gain from discontinued operations and disposal, net of tax in the three months ended March 31, 2016, to reflect the Company’s share of the liability. The Company is currently evaluating its further options for appeal.
NOTE 8 – EARNINGS PER SHARE
The Company computes earnings per share (“EPS”) in accordance with ASC 260, Earnings per Share, which requires that non-vested restricted stock containing non-forfeitable dividend rights should be treated as participating securities pursuant to the two-class method. Under the two-class method, net income is reduced by the amount of dividends declared in the period for common stock and participating securities. The remaining undistributed earnings are then allocated to common stock and participating securities as if all of the net income for the period had been distributed. The amounts of distributed and undistributed earnings allocated to participating securities for the three months ended March 31, 2016 and 2015 were insignificant and did not materially impact the calculation of basic or diluted EPS.
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
For the three months ended March 31, 2016 and 2015, options to purchase 0.7 million and 0.4 million shares of the Company’s common stock, respectively, had an anti-dilutive effect on EPS, and accordingly, are excluded from the calculation of diluted EPS.
The following table reconciles Net income to basic and diluted EPS:

	Three Months Ended March 31,
(in millions, except per share data)	2016	2015
Income from continuing operations	$10.4	$14.4
Gain from discontinued operations and disposal, net of tax	3.2	0.5
Net income	$13.6	$14.9
Weighted average shares outstanding – Basic	62.1	62.7
Dilutive effect of common stock equivalents	0.9	1.0
Weighted average shares outstanding – Diluted	63.0	63.7
Basic earnings per share:
Earnings from continuing operations	$0.17	$0.23
Gain from discontinued operations and disposal, net of tax	0.05	0.01
Net earnings per share	$0.22	$0.24
Diluted earnings per share:
Earnings from continuing operations	$0.17	$0.22
Gain from discontinued operations and disposal, net of tax	0.05	0.01
Net earnings per share	$0.22	$0.23
NOTE 9 – STOCK-BASED COMPENSATION
On December 31, 2015, performance share units (“PSUs”) granted in 2013 became fully vested. In addition, on December 31, 2014, PSUs granted in 2012 became fully vested. The EPS threshold associated with each of these awards was achieved at the maximum level, and 200% of the target shares were earned. These vested performance share units were net share settled. In connection with the issuance of the shares underlying these PSUs during the three months ended March 31, 2016 and 2015, the Company transferred 0.2 million and 0.2 million shares, respectively, into Treasury stock, based upon the Company’s closing stock price on the vesting date, to satisfy the employees’ minimum statutory withholding obligation for applicable income and other employment taxes. The Company then remitted the equivalent cash value to the appropriate taxing authorities.
Total payments for the employees’ tax obligations to the relevant taxing authorities were $2.4 million and $2.6 million for the three months ended March 31, 2016 and 2015, respectively, and are reflected as a financing activity within the Condensed Consolidated Statements of Cash Flows.
NOTE 10 – STOCKHOLDERS’ EQUITY
Dividends
On February 9, 2016, the Company’s Board of Directors (the “Board”) declared a quarterly cash dividend of $0.07 per common share. The dividend totaled $4.3 million and was distributed on March 17, 2016 to holders of record at the close of business on March 1, 2016. During the three months ended March 31, 2015, dividends of $3.8 million were paid to stockholders.
On April 26, 2016, the Board declared a quarterly cash dividend of $0.07 per common share payable on June 7, 2016 to holders of record at the close of business on May 17, 2016.

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
During the three months ended March 31, 2016, the Company repurchased 1,291,974 shares for a total of $16.3 million under the November 2014 program.
Under its stock repurchase programs, the Company is authorized to repurchase, from time to time, shares of its outstanding common stock in the open market or through privately negotiated transactions. Stock repurchases by the Company are subject to market conditions and other factors and may be commenced, suspended or discontinued at any time.
Accumulated Other Comprehensive Loss
The following tables summarize the changes in each component of Accumulated other comprehensive loss, net of tax:

(in millions) (a)	Actuarial Losses (b)	Foreign Currency Translation (c)	Unrealized Gain on Derivatives	Total
Balance at January 1, 2016	$(75.6)	$(13.3)	$0.1	$(88.8)
Other comprehensive income before reclassifications	0.3	1.4	—	1.7
Amounts reclassified from accumulated other comprehensive loss	1.5	7.7	(0.1)	9.1
Net current-period other comprehensive income (loss)	1.8	9.1	(0.1)	10.8
Balance at March 31, 2016	$(73.8)	$(4.2)	$—	$(78.0)

(in millions) (a)	Actuarial Losses	Foreign Currency Translation	Unrealized Gain on Derivatives	Total
Balance at January 1, 2015	$(79.8)	$0.2	$0.1	$(79.5)
Other comprehensive income (loss) before reclassifications	0.8	(11.9)	—	(11.1)
Amounts reclassified from accumulated other comprehensive loss	1.1	—	—	1.1
Net current-period other comprehensive income (loss)	1.9	(11.9)	—	(10.0)
Balance at March 31, 2015	$(77.9)	$(11.7)	$0.1	$(89.5)

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

(a)	Amounts in parenthesis indicate debits.

(b)
In connection with the sale of Bronto, the Company recognized an actuarial loss of $0.4 million attributable to Bronto’s defined benefit plan and included it in the calculation of the associated gain on disposal in the three months ended March 31, 2016.

(c)
In connection with the sale of Bronto, the Company recognized the foreign currency translation loss of $7.7 million attributable to the Fire Rescue Group and included it in the calculation of the associated gain on disposal in the three months ended March 31, 2016.

The following table summarizes the amounts reclassified from Accumulated other comprehensive loss, net of tax, in the three months ended March 31, 2016 and 2015 and the affected line item in the Condensed Consolidated Statements of Operations:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in Condensed Consolidated Statements of Operations (a)
	2016	2015
	(in millions) (b)
Amortization of actuarial losses of defined benefit pension plans	$(1.6)	$(1.8)	(c)
Recognition of deferred gain on interest rate swap	0.1	—	Other (income) expense, net
Total before tax	(1.5)	(1.8)
Income tax benefit	0.5	0.7	Income tax expense
Total reclassifications for the period, net of tax	$(1.0)	$(1.1)

(a)	Continuing operations only

(b)	Amount in parenthesis indicate debits to profit/loss.

(c)
The actuarial loss components of Accumulated other comprehensive loss are included in the computation of net periodic pension cost for the three months ended March 31, 2016 and 2015, as disclosed in Note 6 – Pensions.

NOTE 11 – SEGMENT INFORMATION
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
Environmental Solutions — Our Environmental Solutions Group is a leading manufacturer and supplier of a full range of street sweeper vehicles, sewer cleaner and vacuum loader trucks, hydro-excavation trucks and high-performance waterblasting equipment. Products are sold to both municipal and industrial customers under the Elgin®, Vactor®, Guzzler®, WestechTM and JetstreamTM brand names. The Group manufactures vehicles and equipment in the U.S. and Canada.
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
Net sales by operating segment reflect sales of products and services to external customers, as reported in the Company’s Consolidated Statements of Operations. Intersegment sales are insignificant. The Company evaluates performance based on operating income of the respective segment. Operating income includes all revenues, costs and expenses directly related to the segment involved. In determining operating segment income, neither corporate nor interest expenses are included. Operating segment depreciation expense, identifiable assets and capital expenditures relate to those assets that are utilized by the respective operating segment. Corporate assets consist principally of cash and cash equivalents, deferred tax assets and fixed assets. The accounting policies of each operating segment are the same as those described in Note 1 – Summary of Significant Accounting Policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The results for the interim periods are not necessarily indicative of results for a full year.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

The following tables summarize the Company’s continuing operations by segment, including Net sales, Operating income (loss), and Total assets:

	Three Months Ended March 31,
(in millions)	2016	2015
Net sales:
Environmental Solutions	$115.4	$140.2
Safety and Security Systems	57.4	56.3
Total net sales	$172.8	$196.5
Operating income (loss):
Environmental Solutions	$16.5	$23.9
Safety and Security Systems	4.9	6.6
Corporate and eliminations	(5.3)	(6.0)
Total operating income	16.1	24.5
Interest expense	0.4	0.6
Debt settlement charges	0.3	—
Other (income) expense, net	(0.7)	1.2
Income before income taxes	$16.1	$22.7

(in millions)	As of March 31, 2016	As of December 31, 2015
Total assets:
Environmental Solutions	$275.3	$250.6
Safety and Security Systems	210.7	209.6
Corporate and eliminations	89.0	99.2
Total assets of continuing operations	575.0	559.4
Total assets of discontinued operations	8.2	107.1
Total assets	$583.2	$666.5
NOTE 12 – RESTRUCTURING
The Company continues to review its businesses for opportunities to reduce operating expenses and focus on executing its strategy based on core competencies and cost efficiencies.
During the three months ended March 31, 2016, the Company recorded expenses of $1.2 million related to severance costs incurred in connection with the completion of a cost reduction plan within the Safety and Security Systems Group.
The following tables summarize the changes in the Company’s restructuring reserves, which are included within other current liabilities on the Company’s Consolidated Balance Sheets:

Severance
Balance at December 31, 2015	$—
Charge to expense	1.2
Cash payments	(0.2)
Balance at March 31, 2016	$1.0
NOTE 13 – DISCONTINUED OPERATIONS
The Company recorded a net gain from discontinued operations and disposal of $3.2 million in the three months ended March 31, 2016, primarily driven by the $4.0 million net gain on disposal of the Fire Rescue Group, which was discontinued in 2015, partially offset by the $0.6 million net loss that the Fire Rescue Group realized in its 2016 operations up to the January 29, 2016 sale completion date. The net gain on disposal includes a $1.5 million charge to recognize a liability in connection with a

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

Latvian commercial dispute. In the three months ended March 31, 2015, the Company recorded a net gain from discontinued operations and disposal of $0.5 million, primarily driven by net income generated by the operations of the Fire Rescue Group.
The activity of the Company’s discontinued operations in the three months ended March 31, 2016 and 2015 is described further below:
Fire Rescue Group
On December 11, 2015, the Company signed a definitive agreement to sell Bronto to Morita for €80.0 million in cash (approximately $87 million), subject to certain post-closing working capital and net debt adjustments. Prior to sale, Bronto was the only remaining operation in the Company’s Fire Rescue Group, which was previously identified as an operating segment of the Company as defined under ASC 280. Upon completion of the transaction, the Company will no longer operate the Fire Rescue Group, which the Company considers a significant strategic shift in the Company’s operations. The Fire Rescue Group is being presented as a discontinued operation in the Company’s condensed consolidated financial statements.
On January 29, 2016, the Company completed the sale, initially receiving proceeds of €76 million in cash (approximately $82.3 million), with the remaining purchase price expected to be paid, in connection with the payment of the working capital and net debt adjustments, by the end of the second quarter of 2016. At March 31, 2016, a receivable of $6.0 million was recorded as a component of current assets of discontinued operations, representing the additional sales proceeds expected to be received, including the working capital and net debt adjustments.
Under the terms of the sale, the Company and Morita agreed that the Company will remain in control of negotiations and proceedings relating to the appeal of the ruling issued in the Latvian commercial dispute, discussed further in Note 7 – Commitments and Contingencies, and also fund the legal costs associated therewith. The Company also agreed to compensate Morita for 50% of any liability resulting from a final and non-appealable decision of a court of competent jurisdiction, net of any actual income tax benefit to Bronto as a result of the judgment, and less 50% of legal fees incurred by the Company between the January 29, 2016 date of sale and the date of receiving such non-appealable decision. The Company’s appeal of the initial judgment, heard in April 2016, was unsuccessful, and a charge of $1.5 million was recorded as a component of Gain from discontinued operations and disposal, net of tax in the three months ended March 31, 2016 to reflect the Company’s share of the liability. The Company is currently evaluating its further options for appeal.
On December 16, 2015, the Company entered into a foreign currency forward contract with a notional contract value of €76.0 million to mitigate its foreign exchange exposure related to the receipt of the euro-denominated sales proceeds. Prior to its settlement on January 29, 2016, the derivative was being marked-to-market, with related gains or losses reported in the Company’s Consolidated Statement of Operations. The forward contract had a fair value of $0.9 million on settlement, and a gain of $0.3 million was recorded as a component of Other (income) expense, net in the Condensed Consolidated Statement of Operations for the three months ended March 31, 2016. The forward contract had a fair value of $0.6 million at December 31, 2015. An asset of $0.6 million was included as a component of Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets as of December 31, 2015. The fair value of the forward contract was determined using readily available pricing sources for comparable instruments (Level 2 input).
In accordance with ASC 740, a tax liability should be recognized for the excess of the financial reporting basis over the tax basis (or the tax benefit when the tax basis exceeds the financial reporting basis) of an investment in a subsidiary (outside basis difference) when it is apparent that the temporary differences will reverse in the foreseeable future. In connection with presenting the Fire Rescue Group as a discontinued operation as of December 31, 2015, the Company was required to re-evaluate its position related to the recognition of a deferred tax asset or liability for the outside basis differences of the Bronto entities being sold to Morita. In prior years, deferred taxes for such outside basis differences had not been recognized, either because of the Company’s assertion of permanent reinvestment, or because recognition was not required applying one of the exceptions provided for in ASC 740. Due to the pending sale, these exceptions no longer applied at December 31, 2015, as the outside basis differences were expected to reverse in the foreseeable future. As a result, a net deferred tax liability of $6.3 million was recorded as a component of long-term liabilities of discontinued operations on the Condensed Consolidated Balance Sheets as of December 31, 2015. Upon completion of the sale in the three months ended March 31, 2016, this net deferred tax liability was recognized as a component of the tax expense on the gain on disposal.
After recognition of the accumulated foreign currency translation loss attributable to the Fire Rescue Group, as described in Note 10 – Stockholders’ Equity, the actuarial losses described in Note 6 – Pensions, the $1.5 million liability recorded in connection with the Latvian commercial dispute, as well as $4.6 million of net income tax expense, the Company recognized a

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

net gain of $4.0 million on disposal of the Fire Rescue Group upon completion of the sale in the three months ended March 31, 2016.
The following table presents the operating results of the Company’s discontinued Fire Rescue Group for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
(in millions)	2016 (a)	2015
Net sales	$4.2	$25.1
Cost of sales	3.9	20.8
Gross profit	0.3	4.3
Selling, engineering, general and administrative expenses	1.1	4.0
Operating (loss) income	(0.8)	0.3
Other expense (income), net	—	(0.3)
Income (loss) before income taxes	(0.8)	0.6
Income tax (benefit) expense	(0.2)	0.1
Net (loss) income from operations	$(0.6)	$0.5

(a)	Only includes activity in the period up to the completion of the sale on January 29, 2016.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

Assets and liabilities of discontinued operations
The following table presents the assets and liabilities of the Company’s discontinued operations, which include the Fire Rescue Group, as well as other operations discontinued in prior periods, as of March 31, 2016 and December 31, 2015:

	March 31, 2016			December 31, 2015
(in millions)	Fire Rescue	Other	Total	Fire Rescue	Other	Total
Cash and cash equivalents	$—	$—	$—	$5.0	$—	$5.0
Accounts receivable, net	6.0	—	6.0	15.5	—	15.5
Inventories	—	—	—	40.4	—	40.4
Prepaid expenses	—	—	—	2.7	—	2.7
Other current assets	—	—	—	0.2	—	0.2
Current assets of discontinued operations	$6.0	$—	$6.0	$63.8	$—	$63.8

Properties and equipment, net	$—	$—	$—	$13.4	$—	$13.4
Goodwill	—	—	—	28.3	—	28.3
Deferred tax assets	0.7	1.5	2.2	—	1.6	1.6
Long-term assets of discontinued operations	$0.7	$1.5	$2.2	$41.7	$1.6	$43.3

Accounts payable	$—	$—	$—	$7.3	$—	$7.3
Customer deposits	—	—	—	10.6	—	10.6
Accrued liabilities:
Compensation and withholding taxes	—	—	—	4.3	—	4.3
Other current liabilities	1.5	2.2	3.7	4.0	2.4	6.4
Current liabilities of discontinued operations	$1.5	$2.2	$3.7	$26.2	$2.4	$28.6

Long-term pension and other post-retirement benefit liabilities	$—	$—	$—	$0.7	$—	$0.7
Other long-term liabilities	0.7	2.6	3.3	5.5	9.1	14.6
Long-term liabilities of discontinued operations	$0.7	$2.6	$3.3	$6.2	$9.1	$15.3
The Company retains certain liabilities for other operations discontinued in prior periods, primarily for environmental remediation and product liability. Included in liabilities of discontinued operations at March 31, 2016 and December 31, 2015 is $0.7 million and $0.9 million, respectively, related to environmental remediation at the Pearland, Texas facility, and $2.3 million and $2.3 million, respectively, relating to estimated product liability obligations of the discontinued North American refuse truck body business.
Long-term assets of discontinued operations at March 31, 2016 and December 31, 2015 include gross deferred tax assets of $3.8 million and $3.5 million, respectively, offset by a full valuation allowance. These assets primarily relate to Canadian net operating loss carryforwards that were largely generated by the discontinued North American refuse truck body business. These net operating loss carryforwards begin to expire in 2026. As it is currently not considered more likely than not that such deferred tax assets will be realized, a full valuation allowance has been recorded, such that the net deferred tax assets included assets of discontinued operations is zero at March 31, 2016 and December 31, 2015. However, tax planning strategies or acquisitions may result in these assets being realized as part of the Company’s continuing operations in future periods.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide information that is supplemental to, and should be read together with, the condensed consolidated financial statements and the accompanying notes contained in this Form 10-Q, as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. Information in MD&A is intended to assist the reader in obtaining an understanding of (i) the condensed consolidated financial statements, (ii) the Company’s business segments and how the results of those segments impact the Company’s results of operations and financial condition as a whole and (iii) how certain accounting principles affect the Company’s condensed consolidated financial statements. The Company’s results for interim periods are not necessarily indicative of annual operating results.
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
As described in Note 11 – Segment Information to the accompanying condensed consolidated financial statements, the Company’s business units are organized and managed in two operating segments: the Environmental Solutions Group and the Safety and Security Systems Group.
Net sales decreased by $23.7 million, or 12%, in the three months ended March 31, 2016 as compared to the prior-year quarter. Our Environmental Solutions Group reported a net sales reduction of $24.8 million, or 18%, due to lower sales of vacuum trucks and street sweepers. Within our Safety and Security Systems Group, net sales increased by $1.1 million, or 2%, primarily due to higher sales into domestic and international public safety markets, partially offset by lower sales of industrial products into oil and gas markets.
Operating income decreased by $8.4 million, or 34%, to $16.1 million in the three months ended March 31, 2016 as compared to the prior-year quarter, primarily driven by a $7.4 million decline within our Environmental Solutions Group associated with lower sales volumes. Also contributing to the lower operating income in the current-year quarter was $0.5 million of acquisition and integration related expenses and $1.2 million of restructuring charges within the Safety and Security Systems Group. Consolidated operating margin for the three months ended March 31, 2016, inclusive of the aforementioned acquisition and restructuring costs, was 9.3%, down from 12.5% in the prior year.
Income before income taxes decreased by $6.6 million, or 29%, to $16.1 million for the three months ended March 31, 2016 as compared to the prior-year quarter. The decrease resulted from the reduced operating income, as well as a $0.3 million write-off of deferred financing fees resulting from the debt refinancing completed in the three months ended March 31, 2016, partially offset by a $1.9 million favorable change in other (income) expense, net, and lower interest expense.
Net income from continuing operations for the three months ended March 31, 2016 also benefited from a $2.6 million decrease in income tax expense, largely due to lower pre-tax income levels. The effective tax rate for the three months ended March 31, 2016 was 35.4%, compared to 36.6% in the prior-year quarter.
Total orders for the three months ended March 31, 2016 decreased by $28.3 million, or 17%, compared to the prior-year quarter. Orders in our Environmental Solutions Group decreased by $23.1 million, primarily due to lower orders for vacuum trucks and sewer cleaners. Orders in our Safety and Security Systems Group were down $5.2 million, driven by reduced orders from industrial markets. Largely as a result of lower orders within our Environmental Solutions Group, our consolidated backlog has decreased by $35.8 million, or 21%, from $171.3 million at December 31, 2015 to $135.5 million at March 31, 2016.

Results of Operations
The following table summarizes our Condensed Consolidated Statements of Operations and illustrates the key financial indicators used to assess our consolidated financial results:

	Three Months Ended March 31,
($ in millions, except per share data)	2016	2015	Change
Net sales	$172.8	$196.5	$(23.7)
Cost of sales	125.4	141.6	(16.2)
Gross profit	47.4	54.9	(7.5)
Selling, engineering, general and administrative expenses	29.6	30.4	(0.8)
Acquisition and integration related expenses	0.5	—	0.5
Restructuring	1.2	—	1.2
Operating income	16.1	24.5	(8.4)
Interest expense	0.4	0.6	(0.2)
Debt settlement charges	0.3	—	0.3
Other (income) expense, net	(0.7)	1.2	(1.9)
Income before income taxes	16.1	22.7	(6.6)
Income tax expense	(5.7)	(8.3)	2.6
Income from continuing operations	10.4	14.4	(4.0)
Gain from discontinued operations and disposal, net of tax	3.2	0.5	2.7
Net income	$13.6	$14.9	$(1.3)
Operating data:
Operating margin	9.3%	12.5%	(3.2)%
Diluted earnings per share – Continuing operations	$0.17	$0.22	$(0.05)
Total orders	135.7	164.0	(28.3)
Backlog	135.5	221.6	(86.1)
Depreciation and amortization	3.0	3.0	—
Net sales
Net sales decreased by $23.7 million, or 12%, for the three months ended March 31, 2016 compared to the prior-year quarter. In the Environmental Solutions Group, net sales decreased by $24.8 million, or 18%, primarily due to reductions in sales of vacuum trucks and street sweepers of $20.9 million and $4.2 million, respectively. In the Safety and Security Systems Group, net sales increased by $1.1 million, or 2%, largely due to improved sales into U.S. and international public safety markets, partially offset by lower sales into industrial markets.
Cost of sales
Cost of sales decreased by $16.2 million, or 11%, for the three months ended March 31, 2016 compared to the prior-year quarter, largely due to a decrease of $17.8 million, or 17%, within the Environmental Solutions Group, primarily driven by reductions in sales volumes. Partially offsetting this reduction was an increase in cost of sales of $1.6 million, or 4%, within the Safety and Security Systems Group, largely driven by improved sales volumes and unfavorable sales mix effects.
Gross profit
For the three months ended March 31, 2016, gross profit decreased by $7.5 million compared to the prior-year quarter, largely represented by a $7.0 million decline in the Environmental Solutions Group. Gross margin for the three months ended March 31, 2016 was 27.4%, compared to 27.9% in the prior-year quarter. The nominal decrease in gross margin was primarily the result of lower production volumes within the Environmental Solutions Group that were largely offset by favorable pricing and previously implemented production improvements at our manufacturing facilities. Unfavorable product mix within the Safety and Security Systems Group also contributed to the lower consolidated gross margin.
Selling, engineering, general and administrative expenses
Selling, engineering, general and administrative (“SEG&A”) expenses for the three months ended March 31, 2016 decreased by $0.8 million, or 3%, compared to the prior-year quarter, largely due to a $1.2 million reduction in corporate SEG&A expenses, primarily associated with reduced employee incentive compensation costs.
Operating income
Operating income decreased by $8.4 million, or 34%, to $16.1 million in the three months ended March 31, 2016 as compared to the prior-year quarter, primarily driven by a $7.4 million reduction within the Environmental Solutions Group, associated with lower sales volumes. Also contributing to the lower operating income in the current-year quarter was $0.5 million of acquisition and integration related expenses and $1.2 million of restructuring charges. Consolidated operating margin for the three months ended March 31, 2016, inclusive of the aforementioned acquisition and restructuring costs, was 9.3%, down from 12.5% in the prior year.
Interest expense
Compared with the same period of the prior year, interest expense decreased by $0.2 million for the three months ended March 31, 2016, largely due to significant reductions in debt levels.
Other (income) expense, net
Other (income) expense, net, totaled $0.7 million of income in the three months ended March 31, 2016, largely related to a gain on the settlement of a foreign currency forward contract. For the three months ended March 31, 2015, other (income) expense, net, totaled $1.2 million of expense, represented primarily by realized losses from foreign currency transactions.
Income tax expense
The Company recognized income tax expense of $5.7 million and $8.3 million for the three months ended March 31, 2016 and 2015, respectively. The decrease in tax expense in the current-year quarter is largely due to lower pre-tax income levels. The effective tax rate for the three months ended March 31, 2016 was 35.4%, compared to 36.6% in the prior-year quarter.
Income from continuing operations
Income from continuing operations for the three months ended March 31, 2016 decreased by $4.0 million, compared to the prior-year quarter, largely due the reduced operating income, as well as a $0.3 million write off of deferred financing fees resulting from the debt refinancing completed in the three months ended March 31, 2016, partially offset by the $1.9 million favorable change in other (income) expense, net, and the reductions in interest expense and income tax expense, mentioned above.
Gain from discontinued operations and disposal
The Company recorded a net gain from discontinued operations and disposal of $3.2 million in the three months ended March 31, 2016, primarily driven by the $4.0 million net gain on disposal of the Fire Rescue Group, which was discontinued in 2015, partially offset by the $0.6 million net loss that the Fire Rescue Group realized in its 2016 operations up to the January 29, 2016 sale completion date. The net gain on disposal includes a $1.5 million charge to recognize a liability in connection with a Latvian commercial dispute. In the three months ended March 31, 2015, the Company recorded a net gain from discontinued operations and disposal of $0.5 million, primarily driven by net income generated by the operations of the Fire Rescue Group.
Orders
Three months ended March 31, 2016 vs. three months ended March 31, 2015
Total orders decreased by $28.3 million, or 17%, for the three months ended March 31, 2016, largely driven by a $23.1 million order decline in the Environmental Solutions Group. The decrease in orders in the Environmental Solutions Group was primarily due to lower U.S. orders for sewer cleaners, street sweepers and vacuum trucks, coupled with reduced orders for sewer cleaners and vacuum trucks from Canadian markets. Sewer cleaner and street sweeper orders from municipal markets also decreased, primarily due to fewer fleet orders when compared with the prior-year quarter, while the decline in orders for vacuum trucks is reflective of the ongoing softness in oil and gas markets. Orders in the Safety and Security Systems Group were also down $5.2 million, largely due to lower orders from industrial markets, partially offset by improved domestic orders from public safety markets.

U.S. municipal and governmental orders increased by 2%, primarily due to a $3.2 million improvement in orders from public safety markets within the Safety and Security Systems Group, partially offset by reductions in municipal orders for street sweepers and sewer cleaners within the Environmental Solutions Group.
U.S. industrial orders decreased by 13%, largely driven by a $6.2 million reduction within the Environmental Solutions Group. Vacuum truck orders declined by $3.3 million, associated with softness in oil and gas markets, and there was also a $2.1 million decrease in orders for used equipment. Industrial orders in the Safety and Security Systems Group improved by $0.4 million.
Non-U.S. orders decreased by 43% and were driven by a $14.7 million decrease within the Environmental Solutions Group, largely due to lower vacuum truck and street sweeper orders from Canada and reduced orders for street sweepers and water blasters from the Middle East. Within the Safety and Security Systems Group, non-U.S. orders decreased by $8.8 million, largely due to reduced orders from industrial markets resulting from ongoing softness in oil and gas, and coal, markets.
Backlog
Backlog was $135.5 million at March 31, 2016 compared to $221.6 million at March 31, 2015. The decrease of $86.1 million, or 39%, was primarily due to an $82.9 million reduction in backlog at the Environmental Solutions Group. That reduction reflects lower demand for vacuum trucks from oil and gas markets, including the impact of used equipment reducing demand for new equipment in rental and other adjacent industrial markets. It also reflects lower orders for street sweepers and sewer cleaners from our municipal markets as a result of higher levels of fleet orders in the prior year.
Environmental Solutions
The following table summarizes the Environmental Solutions Group’s operating results as of and for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
($ in millions)	2016	2015	Change
Net sales	$115.4	$140.2	$(24.8)
Operating income	16.5	23.9	(7.4)
Operating data:
Operating margin	14.3%	17.0%	(2.7)%
Total orders	$83.2	$106.3	$(23.1)
Backlog	101.4	184.3	(82.9)
Depreciation and amortization	1.8	1.8	—
Three months ended March 31, 2016 vs. three months ended March 31, 2015
Total orders decreased by $23.1 million, or 22%, for the three months ended March 31, 2016. U.S. orders decreased by $8.4 million, or 11%, largely due to decreases in orders for sewer cleaners, street sweepers and vacuum trucks of $2.8 million, $2.6 million and $2.5 million, respectively. Sewer cleaner and street sweeper orders from our municipal markets decreased primarily due to fewer fleet orders when compared with the prior-year quarter. The decline in orders for vacuum trucks is reflective of the ongoing softness in oil and gas markets, which has also affected demand for rental units, and indirectly impacted orders for our vacuum trucks in other industrial markets. Non-U.S. orders decreased by $14.7 million, or 53%, for the three months ended March 31, 2016. Sewer cleaner and vacuum truck orders from Canada decreased by $8.6 million, while orders for street sweepers and water blasters from the Middle East decreased by $2.9 million and $1.5 million, respectively.
Net sales decreased by $24.8 million, or 18%, for the three months ended March 31, 2016. U.S. sales decreased by $22.0 million, or 19%, primarily due to reductions in sales of vacuum trucks and street sweepers of $21.9 million and $3.1 million, respectively. Partially offsetting this decline was a $1.9 million improvement in sales of sewer cleaners. Vacuum truck shipment declines are directly related to the ongoing softness in oil and gas markets. Non-U.S. sales decreased by $2.8 million, or 11%, for the three months ended March 31, 2016 primarily due to lower sales of street sweepers in the Middle East, reduced sales of sewer cleaners in Canada, and fewer international shipments of water blasters. Partially offsetting these reductions were higher sales of street sweepers and vacuum trucks into Canada.
Cost of sales decreased by $17.8 million for the three months ended March 31, 2016 primarily attributable to reductions in sales volumes. Gross margin for the three months ended March 31, 2016 declined slightly to 24.2% from 24.9% in the prior-year quarter. Inefficiencies inherent with lower production volumes were largely offset by favorable pricing and previously implemented production improvements at our manufacturing facilities.

SEG&A expenses increased by $0.4 million for the three months ended March 31, 2016, largely due to expenses associated with our acquisition of Westech.
Operating income for the three months ended March 31, 2016 decreased by $7.4 million, largely due to a $7.0 million decrease in gross profit and the $0.4 million increase in SEG&A expenses.
Backlog was $101.4 million at March 31, 2016 compared to $184.3 million at March 31, 2015. The decrease was largely due to a lower backlog for vacuum trucks, street sweepers and sewer cleaners, which declined by $80.9 million in the aggregate. In addition to the impact of reduced demand for vacuum trucks from oil and gas markets, street sweeper and sewer cleaner orders from our municipal markets decreased on fewer fleet orders when compared with the prior-year quarter.
Safety and Security Systems
The following table summarizes the Safety and Security Systems Group’s operating results as of and for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
($ in millions)	2016	2015	Change
Net sales	$57.4	$56.3	$1.1
Operating income	4.9	6.6	(1.7)
Operating data:
Operating margin	8.5%	11.7%	(3.2)%
Total orders	$52.5	$57.7	$(5.2)
Backlog	34.1	37.3	(3.2)
Depreciation and amortization	1.1	1.1	—
Three months ended March 31, 2016 vs. three months ended March 31, 2015
Total orders decreased by $5.2 million or 9%, for the three months ended March 31, 2016. U.S. orders increased by $3.6 million, or 12%, primarily due to a $2.5 million increase in orders from domestic police markets driven by two significant orders from major municipalities, as well as improvement in orders for outdoor warning systems. Non-U.S. orders decreased by $8.8 million, or 32%, compared to the prior-year quarter, largely due to an $8.0 million decrease in orders from industrial markets, including oil and gas and coal, as well as a $2.6 million reduction in orders from international public safety markets. Partially offsetting these decreases was a $2.0 million improvement in orders for outdoor warning systems, largely due to a significant order from the Middle East.
Net sales increased by $1.1 million, or 2%, for the three months ended March 31, 2016. U.S. sales improved by $2.8 million, largely due to increases in sales into public safety and outdoor warning systems markets of $3.2 million and $1.6 million, respectively. Improved sales into public safety markets were attributable to a number of large shipments to major municipalities. Partially offsetting this improvement was a $2.0 million reduction in sales into industrial markets, including oil and gas. Non-U.S. sales decreased by $1.7 million, including a $0.7 million adverse foreign currency translation impact, coupled with a $2.1 million reduction in sales into international industrial markets. Partially offsetting these reductions was a $0.8 million improvement in sales into international public safety markets, which included the delivery of large orders in Europe and into Asia.
Cost of sales increased by $1.6 million, or 4%, for the three months ended March 31, 2016, largely due to the effects of increased sales volume, and an unfavorable sales mix impact of $1.2 million associated with lower sales of products into industrial markets. Gross margin for the three months ended March 31, 2016 was 34.0% compared to 35.5% in the prior-year period, largely due to the unfavorable sales mix effects and decreased fixed cost absorption.
SEG&A expenses for the three months ended March 31, 2016 were generally consistent with the prior-year quarter.
Operating income decreased by $1.7 million for the three months ended March 31, 2016, largely due to a $0.5 million decrease in gross profit and $1.2 million of restructuring expenses incurred in connection with headcount reductions in the U.S. and in the U.K.
Backlog was $34.1 million at March 31, 2016 compared to $37.3 million at March 31, 2015. The decrease was primarily due to reduced orders received in the first quarter of 2016.

Corporate Expenses
Corporate operating expenses for the three months ended March 31, 2016 were $5.3 million, compared to $6.0 million in the prior-year period, largely due to lower employee incentive compensation costs, offset by increased professional service and legal fees incurred in connection with acquisition and integration related activity.
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
The Company’s cash and cash equivalents totaled $77.3 million and $76.0 million as of March 31, 2016 and December 31, 2015, respectively. As of March 31, 2016, $12.9 million of cash and cash equivalents was held by foreign subsidiaries. Cash and cash equivalents held by subsidiaries outside the U.S. typically are held in the currency of the country in which it is located. This cash is used to fund the operating activities of our foreign subsidiaries and for further investment in foreign operations. Generally, we consider such cash to be permanently reinvested in our foreign operations and our current plans do not demonstrate a need to repatriate such cash to fund U.S. operations. However, in the event that these funds were needed to fund U.S. operations or to satisfy U.S. obligations, they generally could be repatriated. The repatriation of these funds may then cause us to incur additional U.S. income tax expense, which would be dependent on income tax laws and other circumstances at the time any such amounts were repatriated.
As discussed further in Note 13 – Discontinued Operations to the accompanying condensed consolidated financial statements, the Company recorded a net deferred tax liability of $6.3 million at December 31, 2015 associated with recognizing the outside basis differences of entities being sold in connection with the sale of Bronto. The deferred tax liability recorded at December 31, 2015 included a liability for U.S. income tax effects associated with the repatriation of the related sales proceeds. The initial sales proceeds of €76 million (approximately $82.3 million) were received on January 29, 2016, with the remaining purchase price expected to be paid, in connection with the payment of the working capital and net debt adjustments, by the end of the second quarter of 2016. At March 31, 2016, a receivable of $6.0 million was recorded as a component of current assets of discontinued operations, representing the additional sales proceeds expected to be received, including the working capital and net debt adjustments.
In the three months ended March 31, 2016, net cash of $6.7 million was used for continuing operating activities, compared to the generation of $0.8 million of net cash in the three months ended March 31, 2015. The reduction in cash generated by continuing operating activities in the three months ended March 31, 2016 compared to the same period of the prior year was largely the result of lower earnings. Cash flow from continuing operating activities for the three months ended March 31, 2016 and 2015 also include the effects of annual incentive compensation payments. The first quarter is also typically a period in which our businesses add working capital.
Net cash of $8.7 million and $2.7 million was used for continuing investing activities in the three months ended March 31, 2016 and 2015, respectively. Capital expenditures in the three months ended March 31, 2016 and 2015 were $2.0 million and $2.7 million, respectively. In the three months ended March 31, 2016, the Company also used $6.2 million to acquire Westech Vac Systems, Ltd. Net cash provided by discontinued investing activities totaled $82.3 million in the three months ended March 31, 2016, represented by the initial sales proceeds received for the sale of Bronto.
Net cash of $67.7 million was used in continuing financing activities in the three months ended March 31, 2016, compared with $10.0 million in the prior year. In the three months ended March 31, 2016, the Company funded cash dividends of $4.3 million, repurchased $16.3 million of treasury stock, and redeemed $2.4 million of stock in order to remit funds to tax authorities to satisfy employees’ minimum tax withholdings following the vesting of stock-based compensation. The Company also paid the remaining $43.4 million of Term Loan debt outstanding under the 2013 Credit Agreement and spent $1.1 million on fees in connection with its debt refinancing. In the prior-year period, the Company funded cash dividends of $3.8 million, repurchased $3.6 million of treasury stock, and redeemed $2.6 million of stock in order to remit funds to tax authorities to satisfy employees’ minimum tax withholdings following the vesting of stock-based compensation.

The Company uses the ratio of total debt to adjusted EBITDA as one measure of its long-term financial stability. The ratio of debt to adjusted EBITDA is a non-GAAP measure that represents total debt divided by the trailing 12-month total of income from continuing operations before interest expense, debt settlement charges, restructuring charges, other (income) expense, income tax expense, and depreciation and amortization expense. The Company uses the ratio to calibrate the magnitude of its debt and its debt capacity against adjusted EBITDA, which is used as an operating performance measure. We believe that investors use a version of this ratio in a similar manner. In addition, financial institutions (including the Company’s lenders) use the ratio in connection with debt agreements to set pricing and covenant limitations. For these reasons, the Company believes that the ratio is a meaningful metric to investors in evaluating the Company’s long-term financial performance and stability. Other companies may use different methods to calculate total debt to EBITDA. The following table summarizes the Company’s ratio of total debt to adjusted EBITDA and reconciles income from continuing operations to adjusted EBITDA as of and for the trailing 12-month periods ended March 31, 2016 and 2015:

	Trailing Twelve Months Ending March 31,
(in millions)	2016	2015
Total debt	$0.6	$50.1

Income from continuing operations	61.8	66.2
Add:
Interest expense	2.1	3.2
Debt settlement charges	0.3	—
Restructuring	1.6	0.2
Other (income) expense, net	(0.9)	2.9
Income tax expense	31.5	27.2
Depreciation and amortization	12.3	11.7
Adjusted EBITDA	$108.7	$111.4

Total debt to adjusted EBITDA ratio	0.0	0.4
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
The Company is subject to certain leverage ratio and interest coverage ratio financial covenants under the 2016 Credit Agreement that are to be measured at each fiscal quarter-end. The Company was in compliance with all such covenants as of March 31, 2016. The 2016 Credit Agreement also includes a “covenant holiday” period, which allows for the temporary increase of the minimum leverage ratio following the completion of a permitted acquisition, or a series of permitted acquisitions, when the total consideration exceeds a specified threshold. In addition, the 2016 Credit Agreement includes customary negative covenants, subject to certain exceptions, restricting or limiting the Company’s and its subsidiaries’ ability to, among other things: (i) make non-ordinary course dispositions of assets, (ii) make certain fundamental business changes, such as merge, consolidate or enter into any similar combination, (iii) make restricted payments, including dividends and stock repurchases, (iv) incur indebtedness, (v) make certain loans and investments, (vi) create liens, (vii) transact with affiliates, (viii) enter into sale/leaseback transactions, (ix) make negative pledges and (x) modify subordinated debt documents.
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
The 2016 Credit Agreement amends and restates the Company’s March 13, 2013 Credit Agreement (the “2013 Credit Agreement”), which provided the Company with a $225.0 million senior secured credit facility comprised of a five-year fully funded term loan of $75.0 million and a five-year $150.0 million revolving credit facility.
Under the terms of the 2013 Credit Agreement, the Company was required to make quarterly installment payments against the $75.0 million term loan, with any remaining balance due on the maturity date of March 13, 2018. As a result of executing the 2016 Credit Agreement subsequent to December 31, 2015, but prior to the issuance of the financial statements for the year then ended, the $6.9 million current portion of term loan debt outstanding as of December 31, 2015 was reflected as a component of long-term borrowings and capital lease obligations on the Condensed Consolidated Balance Sheets. Under the 2013 Credit Agreement, the Company was allowed to prepay the term loan in whole or in part prior to maturity without premium or penalty. In the three months ended March 31, 2016, the Company repaid the remaining $43.4 million of principal outstanding under the 2013 Credit Agreement.
In the three months ended March 31, 2016, approximately $0.3 million of unamortized deferred financing fees associated with the 2013 Credit Agreement were written off in connection with executing the 2016 Credit Agreement. The Company incurred $1.1 million of debt issuance costs in connection with the execution of the 2016 Credit Agreement. Such fees have been deferred and are being amortized over the five-year term.
As of March 31, 2016, there was no cash drawn and $19.2 million of undrawn letters of credit under the 2016 Credit Agreement, with $305.8 million of net availability for borrowings. As of December 31, 2015, there was no cash drawn and $19.2 million of undrawn letters of credit under the $150.0 million revolving credit facility portion of the 2013 Credit Agreement, with $130.8 million of net availability for borrowings.
As of March 31, 2016 and December 31, 2015, there were no borrowings against the Company’s non-U.S. lines of credit which provide for borrowings of up to $1.3 million.
For the three months ended March 31, 2016, gross borrowings and gross payments under the 2016 Credit Agreement were $5.0 million and $5.0 million, respectively. For the three months ended March 31, 2015, there were no gross borrowings or gross payments under the Company’s domestic revolving credit facility portion of the 2013 Credit Agreement.
The Company anticipates that capital expenditures for 2016 will be in the range of $10 million to $15 million.
As discussed in Note 2 – Acquisitions, on February 29, 2016, the Company announced the signing of a definitive agreement to acquire substantially all of the assets and operations of JJE, a Canadian-based distributor of maintenance equipment for municipal and industrial markets, for initial consideration of C$108.0 million (approximately U.S. $79 million), subject to certain post-closing adjustments. In addition, there is a deferred payment of C$8.0 million and a contingent earn-out payment of up to C$10.0 million. The earn-out payment is contingent upon the achievement of certain financial targets and objectives. The Company anticipates that the transaction will close by the end of the second quarter of 2016.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
See Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of our Annual Report on Form 10-K for the year ended December 31, 2015. During the three months ended March 31, 2016, there have been no significant changes in our exposure to market risk.

Item 4.	Controls and Procedures.
As required by Rule 13a-15 under the Exchange Act, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of March 31, 2016. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2016. As a matter of practice, the Company’s management continues to review and document internal control and procedures for financial reporting. From time to time, the Company may make changes aimed at enhancing the effectiveness of the controls and ensuring that the systems evolve with the business. During the three months ended March 31, 2016, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
The information set forth under the heading “Legal Proceedings” in Note 7 – Commitments and Contingencies to the accompanying condensed consolidated financial statements as included in Part I of this Form 10-Q is incorporated herein by reference.
Item 1A. Risk Factors.
There have been no material changes in the Company’s risk factors as described in Item 1A, Risk Factors, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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
The Company is able to declare dividends at current levels under the restricted payment guidelines set forth above.
Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (a) (b)
January 2016 (1/1/16 – 1/30/16)	—	$—	—	$69,146,229
February 2016 (1/31/16 – 3/5/16)	—	—	—	69,146,229
March 2016 (3/6/16 – 4/2/16)	1,291,974	12.6403	1,291,974	52,815,290

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
On May 3, 2016, the Company issued a press release announcing its financial results for the three months ended March 31, 2016. The full text of the first quarter financial results press release is attached hereto as Exhibit 99.1 to this Form 10-Q.

Item 6.	Exhibits.

3.1	Restated Certificate of Incorporation of the Company. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed April 30, 2010.

3.2	Amended and Restated By-laws of the Company. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed February 9, 2016.

10.1
Asset and Share Purchase Agreement, dated as of February 29, 2016, by and among FST Canada Inc., Federal Signal Corporation, Joe Johnson Equipment Inc. and the Shareholders of Seller named therein. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed March 3, 2016.

10.2
Asset Purchase Agreement, dated as of February 29, 2016, by and among Vactor Manufacturing Inc., Federal Signal Corporation, Joe Johnson Equipment (USA) Inc. and the Shareholders of Seller named therein. Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed March 3, 2016.

10.3 *	Short Term Incentive Bonus Plan.

10.4 *	Form of Restricted Stock Unit and Dividend Equivalent – Award Agreement (Directors)

31.1	CEO Certification under Section 302 of the Sarbanes-Oxley Act.

31.2	CFO Certification under Section 302 of the Sarbanes-Oxley Act.

32.1	CEO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act.

32.2	CFO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act.

99.1	First Quarter Financial Results Press Release Dated May 3, 2016.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(a)(3) of Form 10-K

SIGNATURE
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Signal Corporation

Date:	May 3, 2016	/s/ Brian S. Cooper
Brian S. Cooper
Senior Vice President and Chief Financial Officer (Principal Financial Officer)