Form 10-Q
period 2016-06-30
FEDERAL SIGNAL CORP /DE/
filed 2016-07-28
CIK 277509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of June 30, 2016, the number of shares outstanding of the registrant’s common stock was 59,933,310.

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
These risks and uncertainties, some of which are beyond the Company’s control, include the risk factors described under Part I, Item 1A, Risk Factors, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the SEC on February 29, 2016. These factors may not constitute all factors that could cause actual results to differ materially from those discussed in any forward-looking statement. The Company operates in a continually changing business environment and new factors emerge from time to time. The Company cannot predict such factors, nor can it assess the impact, if any, of such factors on its results of operations, financial condition or cash flow. Accordingly, forward-looking statements should not be relied upon as a predictor of actual results. The Company disclaims any responsibility to update any forward-looking statement provided in this Form 10-Q.
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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).
FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2016	2015	2016	2015
Net sales	$172.3	$205.4	$345.1	$401.9
Cost of sales	127.3	144.7	252.7	286.3
Gross profit	45.0	60.7	92.4	115.6
Selling, engineering, general and administrative expenses	30.3	31.1	59.9	61.5
Acquisition and integration related expenses	0.4	—	0.9	—
Restructuring	—	0.4	1.2	0.4
Operating income	14.3	29.2	30.4	53.7
Interest expense	0.4	0.6	0.8	1.2
Debt settlement charges	—	—	0.3	—
Other (income) expense, net	(0.3)	—	(1.0)	1.2
Income from continuing operations before income taxes	14.2	28.6	30.3	51.3
Income tax expense	(4.8)	(10.4)	(10.5)	(18.7)
Income from continuing operations	9.4	18.2	19.8	32.6
(Loss) gain from discontinued operations and disposal, net of income tax (benefit) expense of $(0.3), $(0.1), $4.1 and $0.0, respectively	(0.3)	0.1	2.9	0.6
Net income	$9.1	$18.3	$22.7	$33.2
Basic earnings per share:
Earnings from continuing operations	$0.16	$0.29	$0.32	$0.52
(Loss) gain from discontinued operations and disposal, net of tax	(0.01)	—	0.05	0.01
Net earnings per share	$0.15	$0.29	$0.37	$0.53
Diluted earnings per share:
Earnings from continuing operations	$0.15	$0.29	$0.32	$0.51
(Loss) gain from discontinued operations and disposal, net of tax	—	—	0.05	0.01
Net earnings per share	$0.15	$0.29	$0.37	$0.52
Weighted average common shares outstanding:
Basic	60.1	62.6	61.1	62.5
Diluted	60.9	63.6	61.9	63.5
Cash dividends declared per common share	$0.07	$0.06	$0.14	$0.12
See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2016	2015	2016	2015
Net income	$9.1	$18.3	$22.7	$33.2
Other comprehensive (loss) income:
Change in foreign currency translation adjustment	(3.1)	4.6	6.0	(7.3)
Change in unrecognized net actuarial losses related to pension benefit plans, net of income tax expense of $0.7, $0.4, $1.5 and $1.3, respectively	2.0	0.3	3.8	2.2
Change in unrealized net gain on derivatives, net of income tax	—	—	(0.1)	—
Total other comprehensive (loss) income	(1.1)	4.9	9.7	(5.1)
Comprehensive income	$8.0	$23.2	$32.4	$28.1
See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2016	December 31, 2015
(in millions, except per share data)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$38.7	$76.0
Accounts receivable, net of allowances for doubtful accounts of $1.1 and $0.8, respectively	82.5	73.0
Inventories	119.5	87.2
Prepaid expenses and other current assets	13.0	15.1
Current assets of discontinued operations	—	63.8
Total current assets	253.7	315.1
Properties and equipment, net of accumulated depreciation of $102.6 and $100.2, respectively	46.2	45.0
Rental equipment, net of accumulated depreciation of $4.2 and $2.6, respectively	90.1	7.9
Goodwill	236.2	231.6
Intangible assets, net of accumulated amortization of $0.4 and $0.4, respectively	12.2	0.2
Deferred tax assets	6.4	20.1
Deferred charges and other assets	4.1	3.3
Long-term assets of discontinued operations	2.4	43.3
Total assets	$651.3	$666.5
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term borrowings and capital lease obligations	$0.6	$0.4
Accounts payable	40.9	38.0
Customer deposits	5.9	3.7
Accrued liabilities:
Compensation and withholding taxes	12.9	18.6
Other current liabilities	30.9	27.9
Current liabilities of discontinued operations	3.9	28.6
Total current liabilities	95.1	117.2
Long-term borrowings and capital lease obligations	66.3	43.7
Long-term pension and other postretirement benefit liabilities	50.7	55.2
Deferred gain	11.7	12.6
Other long-term liabilities	28.0	16.9
Long-term liabilities of discontinued operations	3.5	15.3
Total liabilities	255.3	260.9
Stockholders’ equity:
Common stock, $1 par value per share, 90.0 shares authorized, 65.3 and 64.8 shares issued, respectively	65.3	64.8
Capital in excess of par value	197.4	195.6
Retained earnings	289.0	274.9
Treasury stock, at cost, 5.4 and 2.6 shares, respectively	(76.6)	(40.9)
Accumulated other comprehensive loss	(79.1)	(88.8)
Total stockholders’ equity	396.0	405.6
Total liabilities and stockholders’ equity	$651.3	$666.5
See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
(in millions)	2016	2015
Operating activities:
Net income	$22.7	$33.2
Adjustments to reconcile net income to net cash provided by operating activities:
Gain from discontinued operations and disposal	(2.9)	(0.6)
Depreciation and amortization	7.2	6.2
Deferred financing costs	0.5	0.2
Deferred gain	(0.9)	(1.0)
Stock-based compensation expense	2.2	3.1
Excess tax benefit from stock-based compensation	—	(0.3)
Pension expense, net of funding	(2.2)	(2.2)
Deferred income taxes	7.0	14.6
Changes in operating assets and liabilities, net of effects of acquisitions and discontinued operations	(29.7)	(22.4)
Net cash provided by continuing operating activities	3.9	30.8
Net cash provided by (used for) discontinued operating activities	1.3	(3.4)
Net cash provided by operating activities	5.2	27.4
Investing activities:
Purchases of properties and equipment	(3.6)	(5.1)
Payments for acquisitions, net of cash acquired	(102.6)	—
Other, net	(0.5)	0.1
Net cash used for continuing investing activities	(106.7)	(5.0)
Net cash provided by (used for) discontinued investing activities	88.0	(0.5)
Net cash used for investing activities	(18.7)	(5.5)
Financing activities:
Increase in revolving lines of credit, net	64.8	—
Payments on long-term borrowings	(43.4)	(1.4)
Payments of debt financing fees	(1.1)	—
Purchases of treasury stock	(33.1)	(5.0)
Redemptions of common stock to satisfy withholding taxes related to stock-based compensation	(2.6)	(2.9)
Cash dividends paid to stockholders	(8.6)	(7.5)
Proceeds from stock-based compensation activity	0.2	0.4
Excess tax benefit from stock-based compensation	—	0.3
Other, net	(0.4)	(0.3)
Net cash used for continuing financing activities	(24.2)	(16.4)
Net cash provided by discontinued financing activities	0.7	—
Net cash used for financing activities	(23.5)	(16.4)
Effects of foreign exchange rate changes on cash and cash equivalents	(0.3)	—
(Decrease) increase in cash and cash equivalents	(37.3)	5.5
Cash and cash equivalents at beginning of year	76.0	30.4
Cash and cash equivalents at end of period	38.7	35.9
Less: Cash and cash equivalents of discontinued operations at end of period	—	(2.5)
Cash and cash equivalents of continuing operations at end of period	$38.7	$33.4
See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(in millions)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2016	$64.8	$195.6	$274.9	$(40.9)	$(88.8)	$405.6
Net income			22.7			22.7
Total other comprehensive income					9.7	9.7
Cash dividends declared			(8.6)			(8.6)
Stock-based payments:
Stock-based compensation		1.7				1.7
Stock option exercises and other	0.1	0.5		(0.2)		0.4
Performance share unit transactions	0.4	(0.4)		(2.4)		(2.4)
Stock repurchase program				(33.1)		(33.1)
Balance at June 30, 2016	$65.3	$197.4	$289.0	$(76.6)	$(79.1)	$396.0

(in millions)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2015	$64.2	$187.0	$227.0	$(27.1)	$(79.5)	$371.6
Net income			33.2			33.2
Total other comprehensive loss					(5.1)	(5.1)
Cash dividends declared			(7.5)			(7.5)
Stock-based payments:
Stock-based compensation		2.7				2.7
Stock option exercises and other		1.0				1.0
Performance share unit transactions	0.5	(0.5)		(2.9)		(2.9)
Stock repurchase program				(5.0)		(5.0)
Balance at June 30, 2015	$64.7	$190.2	$252.7	$(35.0)	$(84.6)	$388.0

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
Products manufactured and services rendered by the Company are divided into two major operating segments: the Environmental Solutions Group and the Safety and Security Systems Group. The individual operating businesses are organized as such because they share certain characteristics, including technology, marketing, distribution and product application, which create long-term synergies. The Company’s reportable segments are consistent with its operating segments. These segments are discussed in Note 12 – Segment Information.
Basis of Presentation and Consolidation
The accompanying unaudited condensed consolidated financial statements represent the consolidation of Federal Signal Corporation and its subsidiaries included herein and have been prepared by the Company pursuant to the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to ensure the information presented is not misleading. These condensed consolidated financial statements have been prepared in accordance with the Company’s accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, and should be read in conjunction with those consolidated financial statements and the notes thereto. As discussed in Note 15 – Discontinued Operations, on January 29, 2016, the Company completed the sale of its Bronto Skylift® business (“Bronto”) that represented its Fire Rescue Group. The consolidated financial statements for all periods presented have been recast to present the operating results of previously divested or exited businesses as discontinued operations, including the Fire Rescue Group. See Note 15 – Discontinued Operations for further details.
In addition, as discussed in Note 2 – Acquisitions, on June 3, 2016, the Company completed the acquisition of substantially all of the assets and operations of Joe Johnson Equipment, Inc. and Joe Johnson Equipment (USA), Inc. (collectively, “JJE”), a Canadian-based distributor of maintenance equipment for municipal and industrial markets. The Condensed Consolidated Balance Sheet as of June 30, 2016 includes preliminary fair values assigned to the assets acquired and liabilities assumed in connection with the acquisition, whereas the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2016 include the post-acquisition operating results of JJE.
These condensed consolidated financial statements include all normal and recurring adjustments that we considered necessary to present a fair statement of our results of operations, financial condition and cash flow. Intercompany balances and transactions have been eliminated in consolidation. In addition, certain prior year amounts have been reclassified to conform to the current year presentation. These include adjustments to present the Fire Rescue Group as a discontinued operation, as well as certain reclassifications made to prior-year balance sheet information to conform to the current-year presentation, after giving effect to the JJE acquisition.
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
Recent Accounting Pronouncements and Accounting Changes
In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

recognized from costs incurred to obtain or fulfill a contract. The ASU allows either a “full retrospective” adoption, in which the standard is applied to all periods presented in the financial statements, or a “modified retrospective” adoption, in which the guidance is applied retrospectively only to the most current period presented in the financial statements, with the cumulative effect of initially applying the new standard being recognized as an adjustment to the opening balance of retained earnings. As originally proposed, this guidance was effective for annual reporting periods beginning on or after December 15, 2016, including interim periods within that reporting period, and early adoption was not permitted. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of the new revenue recognition requirements to annual reporting periods beginning on or after December 15, 2017, including interim periods within that reporting period. Under ASU 2015-14, companies are permitted to adopt the guidance early, but no earlier than the original effective date outlined in ASU 2014-09. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements.
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
In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting, which impacts amounts recorded in the statements of operations, the classification of awards as equity or liability on the balance sheets, and the classification of related activities on the statement of cash flows. The ASU requires that all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) be recognized as income tax expense or benefit in the income statement and are to be recognized regardless of whether the benefit reduces taxes payable in the current period. The tax effects of exercised or vested awards are to be treated as discrete items in the reporting period in which they occur. The Company may now elect to account for award forfeitures as they occur rather than as part of the compensation expense as the awards are vesting. The requirements for withholding now allow withholding at the maximum statutory tax rate of the beneficiary’s jurisdiction. On the statement of cash flows, excess tax benefits are to be classified under operating activities and shares withheld for tax-withholding purposes are to be classified as a financing activity. These new requirements and options are effective for fiscal years beginning on or after December 15, 2016. Amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements, forfeitures, and intrinsic value are to be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. Amendments related to the presentation of employee taxes paid on the statement of cash flows when an employer withholds shares to meet the minimum statutory withholding requirement are to be applied retrospectively. Amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement are to be applied prospectively. An entity may elect to apply the amendments related to the presentation of excess tax benefits on the statement of cash flows using either a prospective transition method or a retrospective transition method. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements.

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
As described in Note 2 – Acquisitions, amounts allocated to certain assets acquired and liabilities assumed in connection with current-year acquisitions are considered preliminary as of June 30, 2016 and are subject to change during the measurement period.
Significant Accounting Policies
There have been no changes to the Company’s significant accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, with the exception of the following accounting policies associated with the acquisition of substantially all of the assets and operations of JJE:
Rental Equipment
The Company enters into lease agreements with customers related to the rental of certain equipment. All of these leasing agreements are classified as operating leases, and are for periods generally not to exceed 5 years. In accounting for these leases, the cost of the equipment purchased or manufactured by the Company is recorded as an asset, and is depreciated over its estimated useful life. Rental income is recognized ratably over the term of the underlying leases.
Rental equipment is depreciated to an estimated residual value on a straight line basis over the estimated useful lives and is reviewed for potential impairment whenever an event occurs or circumstances change that indicate the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group to be tested for possible impairment, the Company first compares non-discounted cash flows expected to be generated by that asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an non-discounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.
Rental equipment includes certain equipment that is manufactured by the Company and subsequently transferred to the rental fleet, as well as equipment purchased from third-party manufacturers, for the purpose of renting to end-customers. The related cash flow activity associated with these transactions is reflected within operating activities on the Consolidated Statements of Cash Flows. Non-cash transfers from Inventories to Rental equipment totaled $7.1 million and $2.2 million for the six months ended June 30, 2016 and 2015, respectively. The rental income associated with this activity was $4.0 million and $2.2 million for the three months ended June 30, 2016 and 2015, respectively, and $5.7 million and $3.9 million for the six months ended June 30, 2016 and 2015, respectively.
Intangible assets
Definite-lived intangible assets are amortized on a straight line basis over the estimated useful lives and are tested for impairment if indicators exist in a manner similar to that described above for Rental Equipment.
Indefinite-lived intangible assets are tested for impairment on an annual basis at year-end, or more frequently if an event occurs or circumstances change that indicate the fair value of an indefinite-lived intangible asset could be below its carrying amount. The impairment test consists of comparing the fair value of the indefinite-lived intangible asset, determined using the relief from royalty method, with its carrying amount. An impairment loss would be recognized for the carrying amount in excess of its fair value.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

NOTE 2 – ACQUISITIONS
Acquisition of Westech Vac Systems Ltd.
On January 5, 2016, the Company completed the acquisition of 100% of the stock of Westech Vac Systems, Ltd. (“Westech”), a Canadian manufacturer of high-quality, rugged vacuum trucks, from Advance Engineered Products Ltd. The Company expects that Westech will provide an efficient entry into a new line of product offerings and access to new markets. As the acquisition closed on January 5, 2016, the assets and liabilities of Westech have been consolidated into the Condensed Consolidated Balance Sheet as of June 30, 2016, while the post-acquisition results of operations have been included in the Condensed Consolidated Statements of Operations, within the Environmental Solutions Group.
Cash consideration paid by the Company to acquire Westech was approximately $6.0 million. The assets acquired and liabilities assumed in the Westech acquisition have been measured at their fair values at the acquisition date, resulting in a preliminary assignment of $1.6 million to goodwill, which is not deductible for tax purposes, and $1.5 million to intangible assets. These amounts are considered preliminary and are subject to change within the measurement period as the Company finalizes its fair value estimates. The Company expects to finalize the purchase price allocation by the end of the third quarter of 2016.
The acquisition was not, and would not have been, material to the Company’s results of operations, financial condition or cash flow during any period presented. Accordingly, the Company’s consolidated results from operations do not differ materially from historical performance as a result of the acquisition, and therefore, pro-forma results are not presented.
Acquisition of JJE
On June 3, 2016, the Company completed the acquisition of substantially all of the assets and operations of JJE, a Canadian-based distributor of maintenance equipment for municipal and industrial markets. The Company expects that JJE will facilitate sales of its existing products into new markets, expand the Company’s product and service offerings and increase the Company’s footprint across North America. As the acquisition closed on June 3, 2016, the assets and liabilities of JJE have been consolidated into the Condensed Consolidated Balance Sheet as of June 30, 2016, while the post-acquisition results of operations have been included in the Condensed Consolidated Statements of Operations, within the Environmental Solutions Group.
The initial cash consideration paid by the Company to acquire JJE was approximately $96.6 million, inclusive of a payment of a preliminary working capital adjustment. Any additional working capital adjustment is expected to be finalized before the end of the fourth quarter of 2016. In addition, there is a deferred payment of C$8.0 million (approximately $6.2 million) and a contingent earn-out payment of up to C$10.0 million (approximately $7.7 million). The earn-out payment is contingent upon the achievement of certain financial targets and objectives. The deferred payment, and any contingent earn-out payment, are due to be paid in June 2019.
The acquisition is being accounted for in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations. Accordingly, the total purchase price has been allocated on a preliminary basis to assets acquired and liabilities assumed in connection with the acquisition based on their estimated fair values as of the completion of the acquisition. A single estimate of fair value results from a complex series of judgments about future events and uncertainties and relies heavily on estimates and assumptions. The Company’s judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact the Company’s results of operations. Due to the proximity of the date of acquisition to the date of issuance of the condensed consolidated financial statements, the Company’s purchase price allocation as of June 30, 2016 reflects various provisional estimates that were based on the information that was available as of the acquisition date and the subsequent filing date of this Form 10-Q. The Company believes that information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, however the determination of those fair values is not yet finalized. Thus, the preliminary measurements of fair value set forth in the table below are subject to change during the measurement period as valuations are finalized. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practicable.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

The following table summarizes the preliminary fair value of assets acquired and liabilities assumed as of the acquisition date:

(in millions)
Purchase price, inclusive of preliminary working capital adjustment (a)	$96.6
Estimated fair value of additional consideration (b)	10.3
Settlement of pre-existing contractual relationship (c)	11.4
Total consideration	118.3

Accounts receivable	12.2
Inventories	29.2
Prepaid expenses and other current assets	0.8
Rental equipment	75.9
Properties and equipment	2.0
Intangible assets (d)	9.9
Capital lease obligations	(0.5)
Accounts payable (c)	(11.5)
Customer deposits	(0.8)
Accrued liabilities	(2.0)
Net assets acquired	115.2

Goodwill (e)	$3.1

(a)	The initial purchase price was funded with existing cash on hand and borrowings under the Company’s revolving credit facility.

(b)
Includes estimated fair value of contingent earn-out payment ($4.9 million) and the deferred payment ($5.4 million) as of the acquisition date. Included as a component of Other long-term liabilities on the Condensed Consolidated Balance Sheet. See Note 14 – Fair Value Measurements for discussion of the methodology used to determine the fair value of the contingent earn-out payment.

(c)
Represents the non-cash settlement of accounts receivable due from JJE to the Company as of the acquisition date. Corresponding amount payable by JJE to the Company is not included in accounts payable assumed in the table above, and the amount was settled at fair value with no impact on the Condensed Consolidated Statement of Operations.

(d)	Represents the preliminary fair value assigned to the JJE trade name, which is considered to be an indefinite-lived intangible asset.

(e)	All expected to be deductible for tax purposes.
Under ASC 805-10, acquisition related costs (i.e., advisory, legal, valuation and other professional fees) are not included as a component of consideration transferred, but are accounted for as expenses in the periods in which the costs are incurred. The Company incurred $0.4 million and $0.9 million of acquisition related costs in the three and six months ended June 30, 2016, which have been recorded in Acquisition and integration related expenses on the Condensed Consolidated Statement of Operations. The Company expects to incur additional integration expenses during the remainder of 2016.

In the period between the June 3, 2016 closing date and June 30, 2016, JJE generated approximately $10.6 million of net sales and $0.9 million of operating income. The Company has included the operating results of JJE within the Environmental Solutions Group in its condensed consolidated financial statements since the closing date.
In connection with the acquisition of JJE, the Company entered into lease agreements for two facilities owned by affiliates of the sellers of JJE. Both agreements include a lease term of five years at an annual rent that is considered to be market-based. In the three and six months ended June 30, 2016, total rent paid under these agreements to the former shareholders of JJE, some of whom are now employees of the Company, was less than $0.1 million.
The Company’s net sales to JJE were $5.5 million and $15.9 million for the three months ended June 30, 2016 and 2015, respectively, and $21.6 million and $29.7 million for the six months ended June 30, 2016 and 2015, respectively.
The Company has not presented unaudited pro forma combined results of operations of the Company and JJE for the three and six months ended June 30, 2016 and 2015, because it is considered impracticable to do so, primarily because of the revenue and profit deferral impacts associated with the Company’s historical sales to JJE. Under common ownership, the timing of revenue and profit recognition will change, in that revenue and profit will no longer be recognized on sales from the Company to JJE when delivery has occurred, and all other revenue recognition criteria have been satisfied, as was the case prior to the acquisition. Quantification of the revenue and profit deferral impacts of such historical sales and reflecting pro forma combined results assuming the transaction occurred on January 1, 2016 and 2015 with any reasonable level of accuracy is considered

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

impracticable as it would require significant estimates, including estimating the mix of such historical sales (i.e. sales of units to JJE that were subsequently sold to end customers, sales of units to JJE that were not yet sold through to end customers or sales of units to JJE that were placed in the rental fleet), as well as estimating the timing and amounts of any of JJE’s subsequent sale or rental activity.
NOTE 3 – INVENTORIES
The following table summarizes the components of Inventories:

(in millions)	June 30, 2016	December 31, 2015
Finished goods	$75.2	$45.2
Raw materials	36.1	35.3
Work in progress	8.2	6.7
Total inventories	$119.5	$87.2
NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS
The following table summarizes the carrying amount of goodwill, and the changes in the carrying amount of goodwill in the six months ended June 30, 2016, by segment:

(in millions)	Environmental Solutions	Safety & Security Systems	Total
Balance at December 31, 2015	$120.4	$111.2	$231.6
Translation adjustments	(0.2)	0.1	(0.1)
Acquisitions	4.7	—	4.7
Balance at June 30, 2016	$124.9	$111.3	$236.2
The following table summarizes the gross carrying amount and accumulated amortization of intangible assets for each major class of intangible assets:

	June 30, 2016			December 31, 2015
(in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Definite-lived intangible assets:
Customer relationships (a)	$0.8	$—	$0.8	$—	$—	$—
Other (a)	1.1	(0.4)	0.7	0.6	(0.4)	0.2
Total definite-lived intangible assets	1.9	(0.4)	1.5	0.6	(0.4)	0.2
Indefinite-lived intangible assets:
Trade name	10.7	—	10.7	—	—	—
Total indefinite-lived intangible assets	10.7	—	10.7	—	—	—
Total intangible assets	$12.6	$(0.4)	$12.2	$0.6	$(0.4)	$0.2

(a)	Average useful life of customer relationships and other definite-lived intangible assets is estimated at 10 years.
The table above includes preliminary estimates of the fair value and useful lives of certain definite and indefinite-lived intangible assets related to the acquisitions made during 2016. As further described in Note 2 – Acquisitions, the preliminary measurements of fair value included in the table above are subject to change during the measurement period as valuations are finalized.
Amortization expense for the three and six months ended June 30, 2016 and 2015 was immaterial. The Company currently estimates that aggregate amortization expense will not exceed $0.2 million in any future year.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

NOTE 5 – DEBT
The following table summarizes the components of Long-term borrowings and capital lease obligations:

(in millions)	June 30, 2016	December 31, 2015
2016 Credit Agreement:
Revolving credit facility	$65.8	$—
2013 Credit Agreement:
Term loan	—	43.4
Capital lease obligations	1.1	0.7
Total long-term borrowings and capital lease obligations, including current portion	66.9	44.1
Less: Current capital lease obligations	0.6	0.4
Total long-term borrowings and capital lease obligations, net	$66.3	$43.7
As more fully described within Note 14 – Fair Value Measurements, the Company uses a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The fair value of long-term debt is based on interest rates that we believe are currently available to us for issuance of debt with similar terms and remaining maturities (Level 2 input).
The following table summarizes the carrying amounts and estimated fair values of the Company’s financial instruments:

	June 30, 2016		December 31, 2015
(in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value
Long-term borrowings (a)	$66.9	$66.9	$44.1	$44.1

(a)
Long-term borrowings includes current portions of long-term debt and current portions of capital lease obligations of $0.6 million and $0.4 million as of June 30, 2016 and December 31, 2015, respectively.

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
The Company is subject to certain leverage ratio and interest coverage ratio financial covenants under the 2016 Credit Agreement that are to be measured at each fiscal quarter-end. The Company was in compliance with all such covenants as of June 30, 2016. The 2016 Credit Agreement also includes a “covenant holiday” period, which allows for the temporary increase of the minimum leverage ratio following the completion of a permitted acquisition, or a series of permitted acquisitions, when the total consideration exceeds a specified threshold. In addition, the 2016 Credit Agreement includes customary negative

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

covenants, subject to certain exceptions, restricting or limiting the Company’s and its subsidiaries’ ability to, among other things: (i) make non-ordinary course dispositions of assets, (ii) make certain fundamental business changes, such as merge, consolidate or enter into any similar combination, (iii) make restricted payments, including dividends and stock repurchases, (iv) incur indebtedness, (v) make certain loans and investments, (vi) create liens, (vii) transact with affiliates, (viii) enter into sale/leaseback transactions, (ix) make negative pledges and (x) modify subordinated debt documents.
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
In the first quarter of 2016, approximately $0.3 million of unamortized deferred financing fees associated with the 2013 Credit Agreement were written off in connection with executing the 2016 Credit Agreement. The Company incurred $1.1 million of debt issuance costs in connection with the execution of the 2016 Credit Agreement. Such fees have been deferred and are being amortized over the five-year term.
As of June 30, 2016, there was $65.8 million of cash drawn and $19.5 million of undrawn letters of credit under the 2016 Credit Agreement, with $239.7 million of net availability for borrowings. As of December 31, 2015, there was no cash drawn and $19.2 million of undrawn letters of credit under the $150.0 million revolving credit facility portion of the 2013 Credit Agreement, with $130.8 million of net availability for borrowings.
As of June 30, 2016 and December 31, 2015, there were no borrowings against the Company’s non-U.S. lines of credit which provide for borrowings of up to $1.3 million.
For the six months ended June 30, 2016, gross borrowings and gross payments under the 2016 Credit Agreement were $69.8 million and $5.0 million, respectively. For the six months ended June 30, 2015, there were no gross borrowings or gross payments under the Company’s domestic revolving credit facility portion of the 2013 Credit Agreement.
NOTE 6 – INCOME TAXES
The Company recognized income tax expense of $4.8 million and $10.4 million for the three months ended June 30, 2016 and 2015, respectively. The decrease in tax expense in the current-year quarter is largely due to lower pre-tax income levels. The effective tax rate for the three months ended June 30, 2016 was 33.8%, compared to 36.4% in the prior-year quarter.
For the six months ended June 30, 2016 and 2015, the Company recognized income tax expense of $10.5 million and $18.7 million, respectively. The decrease in tax expense in the first half of 2016 is largely due to lower pre-tax income levels. The effective tax rate was 34.7% and 36.5% for the six months ended June 30, 2016 and 2015, respectively.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

NOTE 7 – PENSIONS
The following table summarizes the components of net postretirement pension expense:

	U.S. Benefit Plan				Non-U.S. Benefit Plan
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2016	2015	2016	2015	2016	2015	2016	2015
Service cost	$—	$—	—	—	$0.1	$0.1	$0.1	$0.1
Interest cost	1.9	1.9	3.9	3.8	0.5	0.5	1.0	1.0
Amortization of actuarial loss	1.4	1.8	2.8	3.4	0.1	0.2	0.3	0.4
Expected return on plan assets	(2.6)	(2.6)	(5.2)	(5.1)	(0.7)	(0.7)	(1.3)	(1.4)
Net postretirement pension expense	$0.7	$1.1	1.5	2.1	$—	$0.1	$0.1	$0.1
During the six months ended June 30, 2016 and 2015, the Company contributed $3.1 million and $3.3 million to its U.S. defined benefit plan, respectively, and $0.7 million and $1.1 million to its non-U.S. defined benefit plan, respectively.
For the year ended December 31, 2016, the Company expects to contribute up to $7.2 million to the U.S. benefit plan and up to $1.4 million to the non-U.S. benefit plan.
During the six months ended June 30, 2015, the Company repurchased all of the remaining shares of its common stock from its U.S benefit plan for a total cost of $3.6 million. The repurchases were made under the stock repurchase program discussed further in Note 11 – Stockholders’ Equity.
In connection with the completion of the sale of Bronto, the Company recognized $0.4 million of actuarial losses in the first quarter of 2016, which were previously included in Accumulated other comprehensive loss, as a component of the calculation of the gain on disposal recorded in the six months ended June 30, 2016.
NOTE 8 – COMMITMENTS AND CONTINGENCIES
Financial Commitments
The Company provides indemnifications and other guarantees in the ordinary course of business, the terms of which range in duration and often are not explicitly defined. Specifically, the Company is occasionally required to provide letters of credit and bid and performance bonds to various customers, principally to act as security for retention levels related to casualty insurance policies and to guarantee the performance of subsidiaries that engage in export and domestic transactions. At June 30, 2016, the Company had outstanding performance and financial standby letters of credit, as well as outstanding bid and performance bonds, aggregating $23.6 million. If any such letters of credit or bonds are called, the Company would be obligated to reimburse the issuer of the letter of credit or bond. The Company believes the likelihood of any currently outstanding letter of credit or bond being called is remote.
For certain independent Environmental Solutions Group dealers that purchase products financed by a third-party lender (the “Lender”), the Company historically provided a limited repurchase agreement to the Lender. In the event of a default by the applicable dealer and ultimate repossession of the underlying products by the Lender, the Company was obligated to repurchase those products from the Lender. The arrangement was subject to a maximum repurchase amount and the Company’s repurchase obligation was generally limited to products purchased by the dealer, and financed by the Lender, for a period of one year. The Company’s risk under the repurchase arrangement was partially mitigated by the value of the products repurchased under the agreement. In the first quarter of 2016, the Company and the Lender executed an amendment to the agreement that removed the Company’s repurchase obligation effective January 1, 2016. As of June 30, 2016, the remaining potential cash payments the Company could be required to make under the agreement were $2.7 million, and any remaining repurchase obligation would be fully expired by December 31, 2016.
The Company has recorded the fair value of its estimated net liability associated with losses from these guarantee and repurchase obligations on its Consolidated Balance Sheets based on historical experience and current facts and circumstances. Historical cash requirements and losses associated with these obligations have not been significant, but could increase if dealer defaults exceed current expectations. The Company’s repurchase accrual represents the expected losses resulting from obligations to repurchase products, after giving effect to proceeds anticipated to be received from the resale of

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

those products to alternative customers. At June 30, 2016 and December 31, 2015, the Company’s accrual for potential losses related to repurchase exposure was insignificant.
In addition, prior to the June 3, 2016 acquisition date, JJE entered into certain transactions involving the sale of equipment to certain of its customers which included (i) guarantees to repurchase the equipment for a fixed price at a future date and (ii) guarantees to repurchase the equipment from the third-party lender in the event of default by the customer. As of June 30, 2016, the single year and maximum potential cash payments the Company could be required to make to repurchase equipment under these agreements were $2.3 million and $4.4 million, respectively. The Company’s risk under these repurchase arrangements would be partially mitigated by the value of the products repurchased as part of the transaction. In addition, the former owners of JJE have agreed to reimburse the Company for certain losses incurred resulting from the requirement to repurchase any such equipment. Any such reimbursement would be withheld from the C$8.0 million deferred payment to be made on the third anniversary of the acquisition date. In the preliminary purchase price allocation, described further in Note 2 – Acquisitions, the Company has included an immaterial accrual for potential losses related to the repurchase exposures associated with JJE’s historical practices. The Company’s repurchase accrual represents the expected losses that could result from obligations to repurchase products, after giving effect to proceeds anticipated to be received from the resale of those products to alternative customers, as well as to the reimbursement of any losses incurred. The Company has recorded its estimated net liability associated with losses from these guarantee and repurchase obligations on its Consolidated Balance Sheet based on historical experience and current facts and circumstances. Historical cash requirements and losses associated with these obligations have not been significant, but could increase if customer defaults exceed current expectations.
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
The following table summarizes the changes in the Company’s warranty liabilities:

(in millions)	2016	2015
Balance at January 1	$7.4	$7.7
Provisions to expense	2.8	3.3
Payments	(3.0)	(3.2)
Balance at June 30	$7.2	$7.8
Environmental Liabilities
Reserves of $0.6 million and $0.9 million related to the environmental remediation of the Pearland, Texas facility are included in liabilities of discontinued operations on the Condensed Consolidated Balance Sheets at June 30, 2016 and December 31, 2015, respectively. The facility was previously used by the Company’s discontinued Pauluhn business and manufactured marine, offshore and industrial lighting products. The Company sold the facility in May 2012 and while the Company has not finalized its plans, it is probable that the site will require remediation. The recorded reserves are based on an undiscounted estimate of the range of costs to remediate the site, depending upon the remediation approach and other factors. The Company’s estimate may change in the near-term as more information becomes available; however, the costs are not expected to have a material adverse effect on the Company’s results of operations, financial position or cash flow.
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
On June 25, 2014, a unanimous three-judge panel of the First District Illinois Appellate Court issued its opinion reversing the class certification order of the trial court. Specifically, the Appellate Court determined that the trial court’s ruling failed to satisfy the class-action requirements that the common issues of the firefighters’ claims predominate over the individual issues and that there is an adequate representative for the class. During a status hearing on October 8, 2014, plaintiffs represented to the Court that they would again seek to certify a class of firefighters on the issue of whether the Company’s sirens were defective and unreasonably dangerous. On January 12, 2015, plaintiffs filed motions to amend their complaints to add class action allegations with respect to Chicago firefighter plaintiffs as well as the approximately 1,800 firefighter plaintiffs from locations outside of Chicago. On March 11, 2015, the trial court granted plaintiff’s motions to amend their complaints. Plaintiffs have indicated that they will now file motions to certify classes in these cases. On April 24, 2015, the cases were transferred to Cook County chancery court, which will decide all class certification issues. The Company intends to continue its objections to any attempt at certification. The Company also has filed motions to dismiss cases involving firefighters located outside of Cook County based on improper venue. Plaintiffs have requested discovery from the Company related to these venue motions. The Court has scheduled a further status hearing regarding venue matters for August 10, 2016.

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
During April through October 2012, 20 new cases were filed in the Court of Common Pleas, Philadelphia County, Pennsylvania. These cases were filed on behalf of 20 Philadelphia firefighters and involve various defendants in addition to the Company. Five of these cases were subsequently dismissed. The first trial involving these 2012 Philadelphia cases occurred during December 2014 and involved three firefighter plaintiffs. The jury returned a verdict in favor of the Company. Following this trial, all of the parties agreed to settle cases involving seven firefighter plaintiffs set for trial during January 2015 for nominal amounts per plaintiff. In January 2015, plaintiffs’ attorneys filed two new complaints in the Court of Common Pleas, Philadelphia, Pennsylvania on behalf of approximately 70 additional firefighter plaintiffs. The vast majority of the firefighters identified in these complaints are located outside of Pennsylvania. One of the complaints in these cases, which involves 11 firefighter plaintiffs from the District of Columbia, was removed to federal court in the Eastern District of Pennsylvania. Plaintiffs voluntarily dismissed all claims in this case on May 31, 2016. With respect to claims of other out-of-state firefighters involved in these two cases, the Company moved to dismiss these claims as improperly filed in Pennsylvania. The Court granted this motion and dismissed these claims on November 5, 2015. During August through December 2015, another nine new cases were filed in the Court of Common Pleas, Philadelphia County, Pennsylvania. These cases involve a total of 193 firefighters, most of whom are located outside of Pennsylvania. The Company again moved to dismiss all claims filed by out-of-state firefighters in these cases as improperly filed in Pennsylvania. On May 24, 2016, the Court granted this motion and dismissed these claims. Plaintiffs have filed a notice of appeal regarding this decision. On May 13, 2016, four new cases were

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

filed in Philadelphia state court, involving a total of 55 Philadelphia firefighters who live in Pennsylvania. The next trial in Philadelphia is scheduled to begin on September 12, 2016 and will involve four Philadelphia firefighters who filed lawsuits in 2012.
During April through July 2013, additional cases were filed in Allegheny County, Pennsylvania. These cases involve 247 plaintiff firefighters from Pittsburgh and various defendants, including the Company. After the Company filed pretrial motions, the Court dismissed claims of 55 Pittsburgh firefighter plaintiffs. The first trials of these Pittsburgh firefighters were scheduled to occur in May, September and November 2016. Each trial will involve eight firefighters. On April 14, 2016, the Court granted the Company’s motion for summary judgment regarding strict liability claims asserted by all plaintiff firefighters involved in the initial trial scheduled for May 2016. The Company also has moved to dismiss remaining negligence claims asserted by these firefighters. It is anticipated that the Court will rule on this motion sometime during July 2016 and the next trial involving any Pittsburgh firefighters will occur during November 2016. During March 2014, an action also was brought in the Court of Common Pleas of Erie County, Pennsylvania on behalf of 61 firefighters. This case likewise involves various defendants in addition to the Company. After the Company filed pretrial motions, 33 Erie County firefighter plaintiffs voluntarily dismissed their claims.
On September 17, 2014, 20 lawsuits, involving a total of 193 Buffalo Fire Department firefighters, were filed in the Supreme Court of the State of New York, Erie County. Several product manufacturers, including the Company, have been named as defendants in these cases. All of the cases filed in Erie County, New York have been removed to federal court in the Western District of New York. During February 2015, a lawsuit involving one New York City firefighter plaintiff was filed in the Supreme Court of the State of New York, New York County. The plaintiff named the Company as well as several other parties as defendants. That case has been transferred to federal court in the Northern District of New York. Plaintiffs agreed to voluntarily dismiss this case during May 2016. The Company also is aware that a lawsuit involving eight New York City firefighters was filed in New York County, New York, on April 24, 2015. The Company has not yet been served in that case. During November 2015 through January 2016, 28 new cases involving a total of 227 firefighters were filed in various counties in the New York City area. A total of 428 firefighters are currently involved in cases filed in the state of New York.
During November 2015, the Company was served with a complaint filed in Union County, New Jersey state court, involving 34 New Jersey firefighters. This case has been transferred to federal court in the District of New Jersey. During January through May 2016, eight additional cases were filed in various New Jersey state courts. Most of the firefighters in these cases reside in New Jersey and work or worked at New Jersey fire departments. A total of 104 firefighters are currently involved in cases filed in New Jersey.
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
The Company’s ongoing negotiations with its insurer, CNA, over insurance coverage on these claims have resulted in reimbursements of a portion of the Company’s defense costs. These reimbursements are recorded as a reduction of corporate operating expenses. For the six months ended June 30, 2016 and 2015, the Company recorded $0.1 million and $0.1 million of reimbursements from CNA related to legal costs, respectively.
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
Believing that the claims against Bronto were invalid and that Bronto fully satisfied the terms of the subject contract, on July 10, 2014, the Company filed an appeal with the Civil Chamber of the Supreme Court of Latvia seeking a reversal of the trial court’s ruling. In April 2016, the Supreme Court heard the Company’s appeal and upheld the trial court’s ruling against Bronto. The Company is currently evaluating its further options for appeal.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

In connection with the sale of Bronto to Morita Holdings Corporation (“Morita”), discussed further in Note 15 – Discontinued Operations, the Company and Morita agreed that the Company will remain in control of negotiations and proceedings relating to the appeal and fund the legal costs associated therewith. The Company also agreed to compensate Morita for 50% of any liability resulting from a final and non-appealable decision of a court of competent jurisdiction, net of any actual income tax benefit to Bronto as a result of the judgment, and less 50% of legal fees incurred by the Company between the January 29, 2016 date of sale and the date of receiving such non-appealable decision.
At December 31, 2015, the Company had not accrued any liability within its consolidated financial statements for this lawsuit. In evaluating whether a charge to record a reserve was previously necessary, the Company analyzed all of the available information, including the legal reasoning applied by the judge of the trial court in reaching its decision. Based on the Company’s analysis, and consultations with external counsel, the Company assessed the likelihood of a successful appeal to be more likely than not and therefore did not believe that a probable loss had been incurred. However, as the Company’s appeal of the initial judgment was unsuccessful, a charge of $1.5 million was recorded as a component of (Loss) gain from discontinued operations and disposal, net of tax in the six months ended June 30, 2016, to reflect the Company’s share of the liability.
NOTE 9 – EARNINGS PER SHARE
The Company computes earnings per share (“EPS”) in accordance with ASC 260, Earnings per Share, which requires that non-vested restricted stock containing non-forfeitable dividend rights should be treated as participating securities pursuant to the two-class method. Under the two-class method, net income is reduced by the amount of dividends declared in the period for common stock and participating securities. The remaining undistributed earnings are then allocated to common stock and participating securities as if all of the net income for the period had been distributed. The amounts of distributed and undistributed earnings allocated to participating securities for the three and six months ended June 30, 2016 and 2015 were insignificant and did not materially impact the calculation of basic or diluted EPS.
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
For the three and six months ended June 30, 2016 and 2015, options to purchase 1.3 million and 0.8 million shares of the Company’s common stock, respectively, had an anti-dilutive effect on EPS, and accordingly, are excluded from the calculation of diluted EPS.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

The following table reconciles Net income to basic and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2016	2015	2016	2015
Income from continuing operations	$9.4	$18.2	$19.8	$32.6
(Loss) gain from discontinued operations and disposal, net of tax	(0.3)	0.1	2.9	0.6
Net income	$9.1	$18.3	$22.7	$33.2
Weighted average shares outstanding – Basic	60.1	62.6	61.1	62.5
Dilutive effect of common stock equivalents	0.8	1.0	0.8	1.0
Weighted average shares outstanding – Diluted	60.9	63.6	$61.9	$63.5
Basic earnings per share:
Earnings from continuing operations	$0.16	$0.29	$0.32	$0.52
(Loss) gain from discontinued operations and disposal, net of tax	(0.01)	—	0.05	0.01
Net earnings per share	$0.15	$0.29	$0.37	$0.53
Diluted earnings per share:
Earnings from continuing operations	$0.15	$0.29	$0.32	$0.51
(Loss) gain from discontinued operations and disposal, net of tax	—	—	0.05	0.01
Net earnings per share	$0.15	$0.29	$0.37	$0.52
NOTE 10 – STOCK-BASED COMPENSATION
On December 31, 2015 and 2014, performance share units (“PSUs”) granted in 2013 and 2012, respectively, became fully vested. The EPS threshold associated with each of these awards was achieved at the maximum level, and 200% of the target shares were earned. In addition, during the three months ended June 30, 2016 and 2015, various restricted stock awards granted in 2013 and 2012, respectively, became fully vested. These vested PSUs and restricted stock awards were net share settled. In connection with the issuance of the shares underlying these PSUs during the six months ended June 30, 2016 and 2015, and with the vesting of restricted stock, the Company transferred 0.2 million and 0.2 million shares, respectively, into Treasury stock, based upon the Company’s closing stock price on the vesting date, to satisfy the employees’ minimum statutory withholding obligation for applicable income and other employment taxes. The Company then remitted the equivalent cash value to the appropriate taxing authorities.
Total payments for the employees’ tax obligations to the relevant taxing authorities were $2.6 million and $2.9 million for the six months ended June 30, 2016 and 2015, respectively, and are reflected as a financing activity within the Condensed Consolidated Statements of Cash Flows.
NOTE 11 – STOCKHOLDERS’ EQUITY
Dividends
On February 9, 2016, the Company’s Board of Directors (the “Board”) declared a quarterly cash dividend of $0.07 per common share. The dividend totaled $4.3 million and was distributed on March 17, 2016 to holders of record at the close of business on March 1, 2016.
On April 26, 2016, the Board declared a quarterly cash dividend of $0.07 per common share. The dividend totaled $4.3 million and was distributed on June 7, 2016 to holders of record at the close of business on May 17, 2016. During the three and six months ended June 30, 2015, dividends of $3.7 million and $7.5 million, respectively, were paid to stockholders.
On July 26, 2016, the Board declared a quarterly cash dividend of $0.07 per common share payable on August 26, 2016 to holders of record at the close of business on August 16, 2016.
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
During the three and six months ended June 30, 2015, the Company repurchased 96,725 and 330,362 shares for a total of $1.4 million and $5.0 million, respectively, under the authorized stock repurchase programs. As cumulative stock repurchases under the April 2014 program, including those made in the three months ended June 30, 2015, totaled $15.0 million as of June 30, 2015, the April 2014 program was considered to be completed as of June 30, 2015.
During the three and six months ended June 30, 2016, the Company repurchased 1,288,751 and 2,580,725 shares for a total of $16.8 million and $33.1 million, respectively, under the November 2014 program.
Under its stock repurchase programs, the Company is authorized to repurchase, from time to time, shares of its outstanding common stock in the open market or through privately negotiated transactions. Stock repurchases by the Company are subject to market conditions and other factors and may be commenced, suspended or discontinued at any time.
Accumulated Other Comprehensive Loss
The following tables summarize the changes in each component of Accumulated other comprehensive loss, net of tax:

(in millions) (a)	Actuarial Losses (b)	Foreign Currency Translation (c)	Unrealized Gain on Derivatives	Total
Balance at April 1, 2016	$(73.8)	$(4.2)	$—	$(78.0)
Other comprehensive income (loss) before reclassifications	1.0	(2.8)	—	(1.8)
Amounts reclassified from accumulated other comprehensive loss	1.0	(0.3)	—	0.7
Net current-period other comprehensive income (loss)	2.0	(3.1)	—	(1.1)
Balance at June 30, 2016	$(71.8)	$(7.3)	$—	$(79.1)

(in millions) (a)	Actuarial Losses	Foreign Currency Translation	Unrealized Gain on Derivatives	Total
Balance at April 1, 2015	$(77.9)	$(11.7)	$0.1	$(89.5)
Other comprehensive income (loss) before reclassifications	(1.0)	4.6	—	3.6
Amounts reclassified from accumulated other comprehensive loss	1.3	—	—	1.3
Net current-period other comprehensive income	0.3	4.6	—	4.9
Balance at June 30, 2015	$(77.6)	$(7.1)	$0.1	$(84.6)

(in millions) (a)	Actuarial Losses (b)	Foreign Currency Translation (c)	Unrealized Gain on Derivatives	Total
Balance at January 1, 2016	$(75.6)	$(13.3)	$0.1	$(88.8)
Other comprehensive income (loss) before reclassifications	1.4	(1.4)	—	—
Amounts reclassified from accumulated other comprehensive loss	2.4	7.4	(0.1)	9.7
Net current-period other comprehensive income (loss)	3.8	6.0	(0.1)	9.7
Balance at June 30, 2016	$(71.8)	$(7.3)	$—	$(79.1)

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

(in millions) (a)	Actuarial Losses	Foreign Currency Translation	Unrealized Gain on Derivatives	Total
Balance at January 1, 2015	$(79.8)	$0.2	$0.1	$(79.5)
Other comprehensive loss before reclassifications	(0.2)	(7.3)	—	(7.5)
Amounts reclassified from accumulated other comprehensive loss	2.4	—	—	2.4
Net current-period other comprehensive income (loss)	2.2	(7.3)	—	(5.1)
Balance at June 30, 2015	$(77.6)	$(7.1)	$0.1	$(84.6)

(a)	Amounts in parenthesis indicate debits.

(b)
In connection with the sale of Bronto, the Company recognized an actuarial loss of $0.4 million attributable to Bronto’s defined benefit plan and included it in the calculation of the associated gain on disposal in the six months ended June 30, 2016.

(c)
The Company recognized a foreign currency gain of $0.3 million and a foreign currency translation loss of $7.4 million in the three and six months ended June 30, 2016, respectively, in connection with the sale of Bronto. The recognition of the translation gain (loss), which represented the cumulative translation effects attributable to the Fire Rescue Group, was included in Gain (loss) from discontinued operations and disposal for the applicable period.

The following table summarizes the amounts reclassified from Accumulated other comprehensive loss, net of tax, in the three months ended June 30, 2016 and 2015 and the affected line item in the Condensed Consolidated Statements of Operations:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in Condensed Consolidated Statements of Operations (a)
	2016	2015
	(in millions) (b)
Amortization of actuarial losses of defined benefit pension plans	$(1.5)	$(2.0)	(c)
Total before tax	(1.5)	(2.0)
Income tax benefit	0.5	0.7	Income tax expense
Total reclassifications for the period, net of tax	$(1.0)	$(1.3)

(a)	Continuing operations only.

(b)	Amount in parenthesis indicate debits to profit/loss.

(c)
The actuarial loss components of Accumulated other comprehensive loss are included in the computation of net periodic pension cost for the three months ended June 30, 2016 and 2015, as disclosed in Note 7 – Pensions.

The following table summarizes the amounts reclassified from Accumulated other comprehensive loss, net of tax, in the six months ended June 30, 2016 and 2015 and the affected line item in the Condensed Consolidated Statements of Operations:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in Condensed Consolidated Statements of Operations (a)
	2016	2015
	(in millions) (b)
Amortization of actuarial losses of defined benefit pension plans	$(3.1)	$(3.8)	(c)
Recognition of deferred gain on interest rate swap	0.1	—	Other (income) expense, net
Total before tax	(3.0)	(3.8)
Income tax benefit	1.0	1.4	Income tax expense
Total reclassifications for the period, net of tax	$(2.0)	$(2.4)

(a)	Continuing operations only.

(b)	Amount in parenthesis indicate debits to profit/loss.

(c)
The actuarial loss components of Accumulated other comprehensive loss are included in the computation of net periodic pension cost for the six months ended June 30, 2016 and 2015, as disclosed in Note 7 – Pensions.

NOTE 12 – SEGMENT INFORMATION
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
Environmental Solutions — Our Environmental Solutions Group is a leading manufacturer and supplier of a full range of street sweeper vehicles, sewer cleaner and vacuum loader trucks, hydro-excavation trucks and high-performance waterblasting equipment. The Group manufactures vehicles and equipment in the U.S. and Canada that are sold under the Elgin®, Vactor®, Guzzler®, WestechTM and JetstreamTM brand names. Products are sold to both municipal and industrial customers either through a dealer network or direct sales to service customers generally depending on the type and geographic location of the customer. The acquisition of JJE extends the Environmental Solutions Group’s existing sales channel and increases the number of service centers through which the Company can expand its parts and service offerings to current and potential customers. The acquisition also broadens the Environmental Solutions Group’s product offerings to include other products, such as refuse and recycling collection vehicles, camera systems, ice-making equipment and snow-removal equipment.
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
Net sales by operating segment reflect sales of products and services to external customers, as reported in the Company’s Consolidated Statements of Operations. Intersegment sales are insignificant. The Company evaluates performance based on operating income of the respective segment. Operating income includes all revenues, costs and expenses directly related to the segment involved. In determining operating segment income, neither corporate nor interest expenses are included. Operating segment depreciation expense, identifiable assets and capital expenditures relate to those assets that are utilized by the respective operating segment. Corporate assets consist principally of cash and cash equivalents, deferred tax assets and fixed assets. The accounting policies of each operating segment are the same as those described in Note 1 – Summary of Significant Accounting Policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, in addition to those updates described in Note 1 – Summary of Significant Accounting Policies of this Form 10-Q. The results for the interim periods are not necessarily indicative of results for a full year.
As discussed in Note 2 – Acquisitions, the assets and liabilities of JJE and Westech have been consolidated into the Condensed Consolidated Balance Sheet as of June 30, 2016, while the post-acquisition results of operations have been included in the Condensed Consolidated Statements of Operations subsequent to their respective closing dates. JJE and Westech are included within the Environmental Solutions Group. The following tables summarize the Company’s continuing operations by segment, including Net sales, Operating income (loss), and Total assets:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2016	2015	2016	2015
Net sales:
Environmental Solutions	$119.4	$146.6	$234.8	$286.8
Safety and Security Systems	52.9	58.8	110.3	115.1
Total net sales	$172.3	$205.4	$345.1	$401.9
Operating income (loss):
Environmental Solutions	$14.9	$29.2	$31.4	$53.1
Safety and Security Systems	6.6	7.3	11.5	13.9
Corporate and eliminations	(7.2)	(7.3)	(12.5)	(13.3)
Total operating income	14.3	29.2	30.4	53.7
Interest expense	0.4	0.6	0.8	1.2
Debt settlement charges	—	—	0.3	—
Other (income) expense, net	(0.3)	—	(1.0)	1.2
Income from continuing operations before income taxes	$14.2	$28.6	$30.3	$51.3

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

(in millions)	As of June 30, 2016	As of December 31, 2015
Total assets:
Environmental Solutions	$396.1	$250.6
Safety and Security Systems	208.3	209.6
Corporate and eliminations	44.5	99.2
Total assets of continuing operations	648.9	559.4
Total assets of discontinued operations	2.4	107.1
Total assets	$651.3	$666.5
NOTE 13 – RESTRUCTURING
The Company continues to review its businesses for opportunities to reduce operating expenses and focus on executing its strategy based on core competencies and cost efficiencies.
During the six months ended June 30, 2016, the Company recorded expenses of $1.2 million related to severance costs incurred in connection with a cost reduction plan within the Safety and Security Systems Group. The Company expects to incur up to $2.0 million of additional restructuring charges throughout the remainder of 2016 in completing this plan.
In the three and six months ended June 30, 2015, the Company recorded expenses of $0.4 million related to severance costs incurred in connection with the completion of a voluntary reduction-in-force within the Safety and Security Systems Group.
The following tables summarize the changes in the Company’s restructuring reserves, which are included within other current liabilities on the Company’s Consolidated Balance Sheets:

	2016	2015
Balance at January 1	$—	$—
Charge to expense	1.2	—
Cash payments	(0.2)	—
Balance at March 31	$1.0	$—
Charge to expense	—	0.4
Cash payments	(0.8)	(0.1)
Balance at June 30	$0.2	$0.3
NOTE 14 – FAIR VALUE MEASUREMENTS
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

In determining fair value, the Company uses various valuation approaches within the fair value measurement framework. The valuation methodologies used for the Company's assets and liabilities measured at fair value and their classification in the valuation hierarchy are summarized below:

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

Cash Equivalents
Cash equivalents primarily consist of time-based deposits with maturities of three months or less and highly liquid AAA-rated money market funds. The Company classified cash equivalents as Level 1 due to the short-term nature of these instruments and measured the fair value based on quoted prices in active markets for identical assets.
Contingent Consideration
The Company has a contingent obligation to transfer cash to the former owners of JJE if specified financial results are met over future reporting periods (i.e., an earn-out). Liabilities for contingent consideration are measured at fair value each reporting period, with the acquisition-date fair value included as part of the consideration transferred. Any subsequent changes in fair value after the finalization of the purchase price allocation would be recorded as a component of Acquisition and integration related expenses on the Condensed Consolidated Statements of Operations. As indicated in Note 2 – Acquisitions, the JJE purchase price allocation as of June 30, 2016 is not yet finalized and, as such, there were no changes in the fair value of the contingent consideration in the six months ended June 30, 2016.
The Company uses an income approach to value the contingent consideration obligation based on future financial performance, which is determined based on the present value of expected future cash flows. Due to the lack of relevant observable market data over fair value inputs, the Company has classified the contingent consideration liability within Level 3 of the fair value hierarchy outlined in ASC 820, Fair Value Measurements. Increases in the expected payout under a contingent consideration arrangement contribute to increases in the fair value of the related liability. Conversely, decreases in the expected payout under a contingent consideration arrangement contribute to decreases in the fair value of the related liability. Changes in assumptions could have an impact on the fair value of the contingent consideration, which has a maximum payout of C$10.0 million (approximately $7.7 million).
The following tables summarize the Company's assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2016:

	Fair Value Measurement at Reporting Date Using
Description	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$12.3	$—	$—	$12.3
Liabilities:
Contingent consideration	$—	$—	$5.0	$5.0
The following table provides a roll-forward of the fair value of recurring Level 3 fair value measurements for the six months ended June 30, 2016:

(in millions)	Six Months Ended June 30, 2016
Contingent consideration liability at January 1	$—
Issuance of contingent consideration in connection with acquisitions	4.9
Settlements of contingent consideration liabilities	—
Foreign currency translation	0.1
Total losses (gains) included in earnings (a)	—
Contingent consideration liability at June 30	$5.0

(a)
Changes in the fair value of contingent consideration liabilities subsequent to the finalization of the purchase price allocation, if any, would be included as a component of Acquisition and integration related expenses within the Condensed Consolidated Statements of Operations.

NOTE 15 – DISCONTINUED OPERATIONS
The Company recorded a net loss from discontinued operations and disposal of $0.3 million in the three months ended June 30, 2016, primarily related to adjustments of estimated product liability obligations of previously discontinued businesses, resulting from updated actuarial valuations.

In the three months ended June 30, 2015, the Company recorded a net gain from discontinued operations and disposal of $0.1 million, primarily driven by net income generated by the operations of the Fire Rescue Group.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

The Company recorded a net gain from discontinued operations and disposal of $2.9 million in the six months ended June 30, 2016, primarily driven by the $4.0 million net gain on disposal of the Fire Rescue Group, which was discontinued in 2015, partially offset by the $0.6 million net loss that the Fire Rescue Group realized in its 2016 operations up to the January 29, 2016 sale completion date. The net gain on disposal includes a $1.5 million charge to recognize a liability in connection with a Latvian commercial dispute.
In the six months ended June 30, 2015, the Company recorded a net gain from discontinued operations and disposal of $0.6 million, primarily driven by net income generated by the operations of the Fire Rescue Group.
The activity of the Company’s discontinued operations in the three and six months ended June 30, 2016 and 2015 is described further below:
Fire Rescue Group
On January 29, 2016, the Company completed the sale of Bronto to Morita, initially receiving proceeds of €76 million in cash at closing (approximately $82.3 million), with an additional €5.1 million in cash (approximately $5.7 million) being received in connection with the payment of the final working capital and net debt adjustments in the three months ended June 30, 2016.
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
Under the terms of the sale, the Company and Morita agreed that the Company will remain in control of negotiations and proceedings relating to the appeal of the ruling issued in the Latvian commercial dispute, discussed further in Note 8 – Commitments and Contingencies, and also fund the legal costs associated therewith. The Company also agreed to compensate Morita for 50% of any liability resulting from a final and non-appealable decision of a court of competent jurisdiction, net of any actual income tax benefit to Bronto as a result of the judgment, and less 50% of legal fees incurred by the Company between the January 29, 2016 date of sale and the date of receiving such non-appealable decision. The Company’s appeal of the initial judgment, heard in April 2016, was unsuccessful, and a charge of $1.5 million was recorded as a component of (Loss) gain from discontinued operations and disposal, net of tax in the six months ended June 30, 2016 to reflect the Company’s share of the liability. The Company is currently evaluating its further options for appeal.
On December 16, 2015, the Company entered into a foreign currency forward contract with a notional contract value of €76.0 million to mitigate its foreign exchange exposure related to the receipt of the euro-denominated sales proceeds. Prior to its settlement on January 29, 2016, the derivative was being marked-to-market, with related gains or losses reported in the Company’s Consolidated Statement of Operations. The forward contract had a fair value of $0.9 million on settlement, and a gain of $0.3 million was recorded as a component of Other (income) expense, net in the Condensed Consolidated Statement of Operations for the six months ended June 30, 2016. The forward contract had a fair value of $0.6 million at December 31, 2015. An asset of $0.6 million was included as a component of Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets as of December 31, 2015. The fair value of the forward contract was determined using readily available pricing sources for comparable instruments (Level 2 input).
In accordance with ASC 740, a tax liability should be recognized for the excess of the financial reporting basis over the tax basis (or the tax benefit when the tax basis exceeds the financial reporting basis) of an investment in a subsidiary (outside basis difference) when it is apparent that the temporary differences will reverse in the foreseeable future. In connection with presenting the Fire Rescue Group as a discontinued operation as of December 31, 2015, the Company was required to re-evaluate its position related to the recognition of a deferred tax asset or liability for the outside basis differences of the Bronto entities being sold to Morita. In prior years, deferred taxes for such outside basis differences had not been recognized, either because of the Company’s assertion of permanent reinvestment, or because recognition was not required applying one of the exceptions provided for in ASC 740. Due to the pending sale, these exceptions no longer applied at December 31, 2015, as the outside basis differences were expected to reverse in the foreseeable future. As a result, a net deferred tax liability of $6.3 million was recorded as a component of long-term liabilities of discontinued operations on the Condensed Consolidated Balance Sheets as of December 31, 2015. Upon completion of the sale in the first quarter of 2016, this net deferred tax liability was recognized as a component of the tax expense on the gain on disposal.
After recognition of the accumulated foreign currency translation loss attributable to the Fire Rescue Group, as described in Note 11 – Stockholders’ Equity, the actuarial losses described in Note 7 – Pensions, the $1.5 million liability recorded in

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

connection with the Latvian commercial dispute, as well as $4.6 million of net income tax expense, the Company recognized a net gain of $4.0 million on disposal of the Fire Rescue Group upon completion of the sale in the six months ended June 30, 2016.
The following table presents the operating results of the Company’s discontinued Fire Rescue Group for the three months ended June 30, 2015 and the six months ended June 30, 2016 and 2015:

	Three Months Ended June 30, 2015	Six Months Ended June 30,
(in millions)		2016 (a)	2015
Net sales	$25.4	$4.2	$50.5
Cost of sales	20.4	3.9	41.2
Gross profit	5.0	0.3	9.3
Selling, engineering, general and administrative expenses	5.0	1.1	9.0
Operating (loss) income	—	(0.8)	0.3
Other expense (income), net	0.1	—	(0.2)
(Loss) income before income taxes	(0.1)	(0.8)	0.5
Income tax benefit	(0.2)	(0.2)	(0.1)
Net income (loss) from operations	$0.1	$(0.6)	$0.6

(a)	Only includes activity in the period up to the completion of the sale on January 29, 2016.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

Assets and liabilities of discontinued operations
The following table presents the assets and liabilities of the Company’s discontinued operations, which include the Fire Rescue Group, as well as other operations discontinued in prior periods, as of June 30, 2016 and December 31, 2015:

	June 30, 2016			December 31, 2015
(in millions)	Fire Rescue	Other	Total	Fire Rescue	Other	Total
Cash and cash equivalents	$—	$—	$—	$5.0	$—	$5.0
Accounts receivable, net	—	—	—	15.5	—	15.5
Inventories	—	—	—	40.4	—	40.4
Prepaid expenses	—	—	—	2.7	—	2.7
Other current assets	—	—	—	0.2	—	0.2
Current assets of discontinued operations	$—	$—	$—	$63.8	$—	$63.8

Properties and equipment, net	$—	$—	$—	$13.4	$—	$13.4
Goodwill	—	—	—	28.3	—	28.3
Deferred tax assets	0.7	1.7	2.4	—	1.6	1.6
Long-term assets of discontinued operations	$0.7	$1.7	$2.4	$41.7	$1.6	$43.3

Accounts payable	$—	$—	$—	$7.3	$—	$7.3
Customer deposits	—	—	—	10.6	—	10.6
Accrued liabilities:
Compensation and withholding taxes	—	—	—	4.3	—	4.3
Other current liabilities	1.5	2.4	3.9	4.0	2.4	6.4
Current liabilities of discontinued operations	$1.5	$2.4	$3.9	$26.2	$2.4	$28.6

Long-term pension and other post-retirement benefit liabilities	$—	$—	$—	$0.7	$—	$0.7
Other long-term liabilities	0.7	2.8	3.5	5.5	9.1	14.6
Long-term liabilities of discontinued operations	$0.7	$2.8	$3.5	$6.2	$9.1	$15.3
The Company retains certain liabilities for other operations discontinued in prior periods, primarily for environmental remediation and product liability. Included in liabilities of discontinued operations at June 30, 2016 and December 31, 2015 is $0.6 million and $0.9 million, respectively, related to environmental remediation at the Pearland, Texas facility, and $2.3 million and $2.3 million, respectively, relating to estimated product liability obligations of the discontinued North American refuse truck body business.
Long-term assets of discontinued operations at June 30, 2016 and December 31, 2015 include gross deferred tax assets of $4.3 million and $3.5 million, respectively, offset by a full valuation allowance. These assets primarily relate to Canadian net operating loss carryforwards that were largely generated by the discontinued North American refuse truck body business. These net operating loss carryforwards begin to expire in 2026. As it is currently not considered more likely than not that such deferred tax assets will be realized, a full valuation allowance has been recorded, such that the net deferred tax assets included assets of discontinued operations is zero at June 30, 2016 and December 31, 2015. However, tax planning strategies or acquisitions may result in these assets being realized as part of the Company’s continuing operations in future periods. Given the proximity of the JJE acquisition date to June 30, 2016, management has concluded that it is premature to release the valuation allowance against the net deferred tax assets in Canada in the three months ended June 30, 2016. However, management will continue to evaluate the impact that the acquisition of JJE will have on the need to record a full valuation allowance throughout the remainder of 2016.

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
As described in Note 12 – Segment Information to the accompanying condensed consolidated financial statements, the Company’s business units are organized and managed in two operating segments: the Environmental Solutions Group and the Safety and Security Systems Group.
On June 3, 2016, the Company completed the acquisition of JJE. The Company expects that JJE will facilitate sales of its existing products into new markets, expand the Company’s product and service offerings and increase the Company’s footprint across North America.
Net sales decreased by $33.1 million, or 16%, in the three months ended June 30, 2016 as compared to the prior-year quarter. Our Environmental Solutions Group reported a net sales reduction of $27.2 million, or 19%, due to lower sales of vacuum trucks and street sweepers. Within our Safety and Security Systems Group, net sales decreased by $5.9 million, or 10%, primarily due to lower sales of industrial products into oil and gas markets, partially offset by higher sales into domestic public safety markets.
For the six months ended June 30, 2016, net sales decreased by $56.8 million, or 14%, largely due to reductions in sales of vacuum trucks and street sweepers within our Environmental Solutions Group. In the Safety and Security Systems Group, net sales decreased by $4.8 million, or 4%, primarily due to lower sales into industrial markets, partially offset by improved sales into domestic public safety markets.
Operating income decreased by $14.9 million, or 51%, to $14.3 million in the three months ended June 30, 2016 as compared to the prior-year quarter, primarily driven by a $14.3 million decline within our Environmental Solutions Group associated with lower sales volumes. Also contributing to the lower operating income in the current-year quarter was a $0.7 million decrease in operating income within our Safety and Security Systems Group and $0.4 million of acquisition and integration related expenses, partially offset by a $0.4 million favorable change from restructuring activity. Consolidated operating margin for the three months ended June 30, 2016, inclusive of the aforementioned acquisition costs, was 8.3%, down from 14.2% in the prior year.
For the six months ended June 30, 2016, operating income decreased by $23.3 million, or 43%, compared to the same period of the prior year, primarily driven by a $21.7 million reduction within the Environmental Solutions Group, associated with lower sales volumes. Also contributing to the lower operating income in the current-year period was $0.9 million of acquisition and integration related expenses and a $0.8 million increase in restructuring charges within the Safety and Security Systems Group. Consolidated operating margin for the six months ended June 30, 2016, inclusive of the aforementioned acquisition and restructuring costs, was 8.8%, down from 13.4% in the prior year.
Income before income taxes decreased by $14.4 million, or 50%, to $14.2 million for the three months ended June 30, 2016 as compared to the prior-year quarter. The decrease resulted from the reduced operating income, partially offset by a $0.3 million favorable change in other (income) expense, net, and a $0.2 million reduction in interest expense.
For the six months ended June 30, 2016, income before income taxes decreased by $21.0 million as compared to the prior-year period. The decrease resulted from the reduced operating income, as well as a $0.3 million write-off of deferred financing fees resulting from the debt refinancing completed in the six months ended June 30, 2016, partially offset by a $2.2 million favorable change in other (income) expense, net, and a $0.4 million reduction in interest expense.

Net income from continuing operations for the three and six months ended June 30, 2016 also benefited from reductions in income tax expense of $5.6 million and $8.2 million, respectively, largely due to lower pre-tax income levels. The effective tax rate for the three months ended June 30, 2016 was 33.8%, compared to 36.4% in the prior-year quarter. The effective tax rate was 34.7% and 36.5% for the six months ended June 30, 2016 and 2015, respectively.
Total orders for the three months ended June 30, 2016 increased by $12.7 million, or 7%, compared to the prior-year quarter. Orders in our Environmental Solutions Group increased by $21.1 million, primarily due to the inclusion of orders acquired in the JJE acquisition. Orders in our Safety and Security Systems Group were down $8.4 million, driven by reduced orders from industrial markets. For the six months ended June 30, 2016, total orders decreased by $15.6 million as compared to the prior-year period, largely due to a $13.6 million order reduction in the Safety and Security Systems Group, which was primarily attributable to lower orders from industrial markets. Within the Environmental Solutions Group, lower U.S. orders for street sweepers and vacuum trucks were largely offset by orders acquired in connection with the JJE acquisition. Our consolidated backlog at June 30, 2016 was $149.8 million, up $14.3 million, or 11%, compared with the first quarter of 2016, but down $41.1 million, from $190.9 million at June 30, 2015.
Results of Operations
The following table summarizes our Condensed Consolidated Statements of Operations and illustrates the key financial indicators used to assess our consolidated financial results:

	Three Months Ended June 30,			Six Months Ended June 30,
($ in millions, except per share data)	2016	2015	Change	2016	2015	Change
Net sales	$172.3	$205.4	$(33.1)	$345.1	$401.9	$(56.8)
Cost of sales	127.3	144.7	(17.4)	252.7	286.3	(33.6)
Gross profit	45.0	60.7	(15.7)	92.4	115.6	(23.2)
Selling, engineering, general and administrative expenses	30.3	31.1	(0.8)	59.9	61.5	(1.6)
Acquisition and integration related expenses	0.4	—	0.4	0.9	—	0.9
Restructuring	—	0.4	(0.4)	1.2	0.4	0.8
Operating income	14.3	29.2	(14.9)	30.4	53.7	(23.3)
Interest expense	0.4	0.6	(0.2)	0.8	1.2	(0.4)
Debt settlement charges	—	—	—	0.3	—	0.3
Other (income) expense, net	(0.3)	—	(0.3)	(1.0)	1.2	(2.2)
Income from continuing operations before income taxes	14.2	28.6	(14.4)	30.3	51.3	(21.0)
Income tax expense	(4.8)	(10.4)	5.6	(10.5)	(18.7)	8.2
Income from continuing operations	9.4	18.2	(8.8)	19.8	32.6	(12.8)
(Loss) gain from discontinued operations and disposal, net of tax	(0.3)	0.1	(0.4)	2.9	0.6	2.3
Net income	$9.1	$18.3	$(9.2)	$22.7	$33.2	$(10.5)
Operating data:
Operating margin	8.3%	14.2%	(5.9)%	8.8%	13.4%	(4.6)%
Diluted earnings per share – Continuing operations	$0.15	$0.29	$(0.14)	$0.32	$0.51	$(0.19)
Total orders	187.3	174.6	12.7	323.0	338.6	(15.6)
Backlog	149.8	190.9	(41.1)	149.8	190.9	(41.1)
Depreciation and amortization	4.2	3.2	1.0	7.2	6.2	1.0
Net sales
Net sales decreased by $33.1 million, or 16%, for the three months ended June 30, 2016 compared to the prior-year quarter. In the Environmental Solutions Group, net sales decreased by $27.2 million, or 19%, primarily due to reductions in sales of vacuum trucks and street sweepers of $18.4 million and $10.5 million, respectively. In the Safety and Security Systems Group, net sales decreased by $5.9 million, or 10%, largely due to lower sales into industrial markets, partially offset by improved sales into U.S. public safety markets.

For the six months ended June 30, 2016, net sales decreased by $56.8 million, or 14.1%, largely due to reductions in sales of vacuum trucks and street sweepers of $37.8 million and $14.7 million, respectively. In the Safety and Security Systems Group, net sales decreased by $4.8 million largely due to lower sales into industrial markets, partially offset by a $6.1 million improvement in sales into U.S. public safety markets.
Cost of sales
Cost of sales decreased by $17.4 million, or 12%, for the three months ended June 30, 2016 compared to the prior-year quarter, largely due to a decrease of $13.8 million, or 13%, within the Environmental Solutions Group, primarily driven by reductions in sales volumes. In addition, cost of sales within the Safety and Security Systems Group decreased by $3.6 million, or 9%, largely driven by lower sales volumes partially offset by unfavorable sales mix effects.
For the six months ended June 30, 2016, cost of sales decreased by $33.6 million, or 12%, for reasons similar to those described above for the three-month period.
Gross profit
Gross profit decreased by $15.7 million, or 26%, for the three months ended June 30, 2016, compared to the prior-year quarter, consisting of reductions within the Environmental Solutions Group and the Safety and Security Systems Group of $13.4 million and $2.3 million, respectively. Gross margin for the three months ended June 30, 2016 was 26.1%, compared to 29.6% in the prior-year quarter. The decrease in gross margin was primarily the result of lower sales volumes and unfavorable sales mix within the Environmental Solutions Group, with fewer sales into industrial markets.
For the six months ended June 30, 2016, gross profit decreased by $23.2 million, or 20%, primarily represented by a $20.5 million decline in the Environmental Solutions Group. Gross margin for the six months ended June 30, 2016 was 26.8%, compared to 28.8% in the prior-year period. As in the three-month period, the decrease in gross margin was primarily the result of lower sales volumes and unfavorable sales mix within the Environmental Solutions Group, with fewer sales into industrial markets.
Selling, engineering, general and administrative expenses
Selling, engineering, general and administrative (“SEG&A”) expenses for the three months ended June 30, 2016 decreased by $0.8 million, or 3%, compared to the prior-year quarter, largely due to decreases of $1.2 million and $0.5 million within the Safety and Security Systems Group and Corporate, respectively, partially offset by a $0.9 million increase within the Environmental Solutions Group.
For the six months ended June 30, 2016, SEG&A expenses decreased by $1.6 million, or 3%, largely due to decreases of $1.7 million and $1.1 million within Corporate and the Safety and Security Systems Group, respectively, partially offset by a $1.2 million increase within the Environmental Solutions Group.
Operating income
Operating income decreased by $14.9 million, or 51%, to $14.3 million in the three months ended June 30, 2016 as compared to the prior-year quarter, primarily driven by a $14.3 million decline within our Environmental Solutions Group associated with lower sales volumes. Also contributing to the lower operating income in the current-year quarter was a $0.7 million decrease in operating income within our Safety and Security Systems Group, and $0.4 million of acquisition and integration related expenses, partially offset by a $0.4 million favorable change from restructuring activity. Consolidated operating margin for the three months ended June 30, 2016, inclusive of the aforementioned acquisition costs, was 8.3%, down from 14.2% in the prior year.
For the six months ended June 30, 2016, operating income decreased by $23.3 million, or 43%, primarily driven by a $21.7 million reduction within the Environmental Solutions Group, associated with lower sales volumes. Also contributing to the lower operating income in the current-year period was $0.9 million of acquisition and integration related expenses and a $0.8 million increase in restructuring charges within the Safety and Security Systems Group. Consolidated operating margin for the six months ended June 30, 2016, inclusive of the aforementioned acquisition and restructuring costs, was 8.8%, down from 13.4% in the prior year.

Interest expense
Compared with the same period of the prior year, interest expense for the three and six months ended June 30, 2016 decreased by $0.2 million and $0.4 million, respectively, largely due to reductions in the average debt levels in the respective periods.
Other (income) expense, net
Other income, net, increased by $0.3 million in the three months ended June 30, 2016, compared to the prior-year quarter, which included realized losses from foreign currency transactions.
For the six months ended June 30, 2016, other (income) expense, net, totaled $1.0 million of income, and largely related to a gain on the settlement of a foreign currency forward contract, whereas for the the six months ended June 30, 2015, $1.2 million of expense was reported, represented primarily by realized losses from foreign currency transactions.
Income tax expense
The Company recognized income tax expense of $4.8 million and $10.4 million for the three months ended June 30, 2016 and 2015, respectively. The decrease in tax expense in the current-year quarter is largely due to lower pre-tax income levels. The effective tax rate for the three months ended June 30, 2016 was 33.8%, compared to 36.4% in the prior-year quarter.
For the six months ended June 30, 2016 and 2015, the Company recognized income tax expense of $10.5 million and $18.7 million, respectively. The decrease in tax expense in the first half of 2016 is largely due to lower pre-tax income levels. The effective tax rate was 34.7% and 36.5% for the six months ended June 30, 2016 and 2015, respectively.
Income from continuing operations
Income from continuing operations for the three months ended June 30, 2016 decreased by $8.8 million compared to the prior-year period, largely due to the reduced operating income, partially offset by a $0.3 million favorable change in other (income) expense, net, and the reductions in interest expense and income tax expense, described above.
For the six months ended June 30, 2016, income from continuing operations decreased by $12.8 million compared to the same period of the prior year, largely due to the reduced operating income, as well as a $0.3 million write-off of deferred financing fees, partially offset by a $2.2 million favorable change in other (income) expense, net, and the reductions in interest expense and income tax expense, described above.
Gain (loss) from discontinued operations and disposal
The Company recorded a net loss from discontinued operations and disposal of $0.3 million in the three months ended June 30, 2016, primarily related to adjustments of estimated product liability obligations of previously discontinued businesses, resulting from updated actuarial valuations.
In the three months ended June 30, 2015, the Company recorded a net gain from discontinued operations and disposal of $0.1 million, primarily driven by net income generated by the operations of the Fire Rescue Group.
The Company recorded a net gain from discontinued operations and disposal of $2.9 million in the six months ended June 30, 2016, primarily driven by the $4.0 million net gain on disposal of the Fire Rescue Group, which was discontinued in 2015, partially offset by the $0.6 million net loss that the Fire Rescue Group realized in its 2016 operations up to the January 29, 2016 sale completion date. The net gain on disposal includes a $1.5 million charge to recognize a liability in connection with a Latvian commercial dispute.
In the six months ended June 30, 2015, the Company recorded a net gain from discontinued operations and disposal of $0.6 million, primarily driven by net income generated by the operations of the Fire Rescue Group.
Orders
The Company’s historical order information presented herein includes orders received from JJE. Subsequent to the completion of the acquisition of JJE, such orders are no longer included in total orders. Instead, total orders reported subsequent to the completion of the acquisition will include orders that JJE receives from end customers. Such orders may include orders for products manufactured or supplied by the Company’s Environmental Solutions Group, as well as for products manufactured or supplied by third-party vendors.
During the three months ended June 30, 2016 and 2015, orders that were received from JJE prior to the acquisition date, which were included in total orders, totaled $0.7 million and $11.1 million, respectively. During the six months ended June 30, 2016 and 2015, orders that were received from JJE prior to the acquisition date, which were included in total orders, totaled $3.7 million and $24.3 million, respectively.
As of the June 3, 2016 acquisition date, the Company’s backlog included $6.9 million of orders from JJE. Such orders are no longer reported in the Company’s backlog as of June 30, 2016 and have been presented as a reduction of total orders for the three and six months ended June 30, 2016.
On the date of acquisition, JJE had a backlog of orders from its end customers of $33.4 million. These acquired orders have been included in total orders reported for the three and six months ended June 30, 2016, and any of those orders that had not shipped prior to the end of the second quarter are included in reported backlog as of June 30, 2016.
Three months ended June 30, 2016 vs. three months ended June 30, 2015
Total orders increased by $12.7 million, or 7%, for the three months ended June 30, 2016, largely driven by a $21.1 million increase in orders in the Environmental Solutions Group. The increase in orders in the Environmental Solutions Group was primarily reflective of increased Canadian orders associated with the JJE acquisition. Orders in the Safety and Security Systems Group decreased by $8.4 million, largely due to lower orders from industrial markets, partially offset by improved orders from public safety markets.
U.S. municipal and governmental orders increased by 1%, primarily due to a $2.6 million improvement in municipal orders within the Environmental Solutions Group, partially offset by a $2.0 million decline in orders within the Safety and Security Systems Group, largely driven by reduced orders of outdoor warning systems.
U.S. industrial orders decreased by 17%, largely driven by a $6.1 million reduction within the Environmental Solutions Group. Vacuum truck orders declined by $3.0 million, associated with softness in oil and gas markets, and there was also a $1.8 million decrease in orders for waterblasting equipment. Industrial orders in the Safety and Security Systems Group declined by $1.6 million.
Non-U.S. orders increased by 47% and were driven by a $24.5 million increase within the Environmental Solutions Group, largely reflective of increased Canadian orders resulting from the JJE acquisition. Within the Safety and Security Systems Group, non-U.S. orders decreased by $4.8 million, primarily due to lower orders from global industrial markets.
Six Months Ended June 30, 2016 vs. six months ended June 30, 2015
Total orders decreased by $15.6 million, or 5%, for the six months ended June 30, 2016, largely driven by a $13.6 million order reduction in the Safety and Security Systems Group, which was primarily due to lower orders from global industrial markets, partially offset by improved orders from public safety markets. Within the Environmental Solutions Group, reduced U.S. orders for street sweepers, vacuum trucks and waterblasting equipment were largely offset by increased orders from Canada, inclusive of those orders acquired in connection with the JJE acquisition.
U.S. municipal and governmental orders increased by 1%, primarily due to a $1.2 million improvement in orders from public safety markets within the Safety and Security Systems Group.
U.S. industrial orders decreased by 15%, largely driven by a $12.3 million reduction within the Environmental Solutions Group, resulting from reductions in orders for vacuum trucks, used equipment and waterblasting equipment of $6.6 million, $3.0 million and $1.8 million, respectively. Industrial orders in the Safety and Security Systems Group decreased by $1.2 million.
Non-U.S. orders decreased by 4%, primarily due to a $13.6 million decrease within the Safety and Security Systems Group, largely due to lower orders from industrial markets. Within the Environmental Solutions Group, non-U.S. orders increased by $9.9 million, largely reflective of increased Canadian orders resulting from the JJE acquisition, partially offset by lower orders from the Middle East and Mexico.
Backlog
Backlog was $149.8 million at June 30, 2016 compared to $190.9 million at June 30, 2015. The decrease of $41.1 million, or 22%, was primarily due to an $35.0 million reduction in backlog at the Environmental Solutions Group, which reflects lower demand for vacuum trucks, including the impact directly from soft oil and gas markets and the impact of used equipment reducing demand for new equipment in adjacent industrial markets. It also reflects lower backlog for street sweepers, as a result of higher levels of fleet orders in the prior year. These decreases were partially offset by the addition of $32.8 million of backlog as of June 30, 2016 resulting from the acquisition of JJE.

Environmental Solutions
The following table summarizes the Environmental Solutions Group’s operating results as of and for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,			Six Months Ended June 30,
($ in millions)	2016	2015	Change	2016	2015	Change
Net sales	$119.4	$146.6	$(27.2)	$234.8	$286.8	$(52.0)
Operating income	14.9	29.2	(14.3)	31.4	53.1	(21.7)
Operating data:
Operating margin	12.5%	19.9%	(7.4)%	13.4%	18.5%	(5.1)%
Total orders	$135.3	$114.2	$21.1	$218.5	$220.5	$(2.0)
Backlog	117.0	152.0	(35.0)	117.0	152.0	(35.0)
Depreciation and amortization	3.1	2.0	1.1	4.9	3.8	1.1
Three months ended June 30, 2016 vs. three months ended June 30, 2015
Total orders increased by $21.1 million, or 18%, for the three months ended June 30, 2016. U.S. orders decreased by $3.5 million largely due to decreases in orders for street sweepers, vacuum trucks and waterblasting equipment of $2.9 million, $1.9 million and $1.8 million, respectively. These decreases were partially offset by a $2.1 million improvement in orders for sewer cleaners. Non-U.S. orders increased by $24.5 million for the three months ended June 30, 2016 primarily attributable to a $31.2 million increase in orders from Canada, inclusive of $26.5 million of net orders acquired in connection with the JJE acquisition, as well as orders received in the three months ended June 30, 2016 subsequent to the acquisition date.
Net sales decreased by $27.2 million, or 19%, for the three months ended June 30, 2016. U.S. sales decreased by $25.0 million, or 21%, primarily due to reductions in sales of vacuum trucks, street sweepers and waterblasting equipment of $11.8 million, $7.8 million, and $3.3 million, respectively. Vacuum truck shipment declines are directly related to the ongoing softness in oil and gas markets, while street sweeper orders from our municipal markets decreased primarily due to fewer fleet orders when compared with the prior-year quarter. Non-U.S. sales decreased by $2.2 million, or 8%, for the three months ended June 30, 2016 primarily due to lower sales of street sweepers, with reductions in the Middle East partially offset by improvements in Mexico.
Cost of sales decreased by $13.8 million for the three months ended June 30, 2016, while gross margin decreased to 22.1% from 27.1% in the prior-year quarter. The reduction in cost of sales and gross margin was primarily attributable to lower sales volumes, with the margin reduction impacted by unfavorable sales mix, with fewer sales into industrial markets.
SEG&A expenses increased by $0.9 million for the three months ended June 30, 2016, largely due to expenses associated with our current-year acquisitions of JJE and Westech.
Operating income for the three months ended June 30, 2016 decreased by $14.3 million, largely due to a $13.4 million decrease in gross profit and the $0.9 million increase in SEG&A expenses.
Six Months Ended June 30, 2016 vs. six months ended June 30, 2015
Total orders decreased by $2.0 million, or 1%, for the six months ended June 30, 2016. U.S. orders decreased by $11.9 million largely due to decreases in orders for street sweepers, vacuum trucks and waterblasting equipment of $5.5 million, $4.4 million and $1.7 million, respectively. Street sweeper orders from our municipal markets decreased primarily due to fewer fleet orders when compared with the prior-year period, while the decline in orders for vacuum trucks is reflective of softness in oil and gas markets. Non-U.S. orders increased by $9.9 million for the six months ended June 30, 2016 driven by a $23.7 million increase in orders from Canada, inclusive of $26.5 million of net orders acquired in connection with the JJE acquisition, as well as orders received in the six months ended June 30, 2016 subsequent to the acquisition date. Partially offsetting the increased Canadian orders were reductions in orders from the Middle East and Mexico of $5.7 million and $2.4 million, respectively.
Net sales decreased by $52.0 million, or 18%, for the six months ended June 30, 2016. U.S. sales decreased by $46.4 million, or 20%, primarily due to reductions in sales of vacuum trucks and street sweepers of $33.5 million and $11.0 million, respectively. Partially offsetting this decline was a $1.7 million improvement in sales of sewer cleaners. Non-U.S. sales decreased by $5.6 million, or 11%, for the six months ended June 30, 2016 primarily due to a $6.1 million sales decrease in the Middle East, partially offset by a $1.7 million improvement in sales into Canada, inclusive of sales to JJE prior to the acquisition date.

Cost of sales decreased by $31.5 million for the six months ended June 30, 2016, while gross margin decreased to 23.1% from 26.1% in the prior-year period. The reduction in cost of sales and gross margin was primarily attributable to lower sales volumes, with the margin reduction impacted by unfavorable sales mix, with fewer sales into industrial markets.
SEG&A expenses increased by $1.2 million for the six months ended June 30, 2016, largely due to expenses associated with our current-year acquisitions of JJE and Westech.
Operating income for the six months ended June 30, 2016 decreased by $21.7 million, largely due to a $20.5 million decrease in gross profit and the $1.2 million increase in SEG&A expenses.
Backlog was $117.0 million at June 30, 2016 compared to $152.0 million at June 30, 2015, primarily due to a lower backlog for vacuum trucks, reflecting the direct impact from soft oil and gas markets and the impact of used equipment reducing demand for new equipment in adjacent industrial markets. The reduction also reflects lower backlog for street sweepers, as a result of higher levels of fleet orders in the prior year. These decreases were partially offset by the addition of $32.8 million of backlog as of June 30, 2016 resulting from the acquisition of JJE.
Safety and Security Systems
The following table summarizes the Safety and Security Systems Group’s operating results as of and for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,			Six Months Ended June 30,
($ in millions)	2016	2015	Change	2016	2015	Change
Net sales	$52.9	$58.8	$(5.9)	$110.3	$115.1	$(4.8)
Operating income	6.6	7.3	(0.7)	11.5	13.9	(2.4)
Operating data:
Operating margin	12.5%	12.4%	0.1%	10.4%	12.1%	(1.7)%
Total orders	$52.0	$60.4	$(8.4)	$104.5	$118.1	$(13.6)
Backlog	32.8	38.9	(6.1)	32.8	38.9	(6.1)
Depreciation and amortization	1.1	1.2	(0.1)	2.2	2.3	(0.1)
Three months ended June 30, 2016 vs. three months ended June 30, 2015
Total orders decreased by $8.4 million or 14%, for the three months ended June 30, 2016. U.S. orders decreased by $3.6 million, or 10%, primarily due to reductions in orders for outdoor warning systems and industrial products of $2.3 million and $1.9 million, respectively. The decrease in industrial orders is reflective of lower demand from domestic oil, gas and coal markets. These decreases were partially offset by a $0.8 million improvement in orders from public safety markets. Non-U.S. orders decreased by $4.8 million, or 20%, compared to the prior-year quarter and were adversely impacted by a $4.7 million decline in industrial orders, primarily due to softness in international oil and gas markets, and a $0.6 million reduction in orders for products sold into international coal markets. These reductions were partially offset by a $0.5 million increase in orders from international public safety markets.
Net sales decreased by $5.9 million, or 10%, for the three months ended June 30, 2016. U.S. sales decreased by $0.3 million, largely due to a $2.3 million reduction in sales of industrial products into domestic oil, gas and coal markets, and a $1.0 million decrease in sales of outdoor warning systems. These decreases were largely offset by a $3.1 million improvement in sales into public safety markets, inclusive of a number of large sales to major municipalities. Non-U.S. sales decreased by $5.6 million, principally due to lower demand for industrial products in international oil and gas, and coal markets, as well as a $0.6 million reduction in sales into international public safety markets.
Cost of sales decreased by $3.6 million, or 9%, for the three months ended June 30, 2016, largely due to the effects of lower sales volume. Gross margin for the three months ended June 30, 2016 was 35.2% compared to 35.5% in the prior-year period.
SEG&A expenses for the three months ended June 30, 2016 were $1.2 million lower than the prior-year quarter, largely due to lower employee costs, inclusive of the effects of previously implemented restructuring activity.
Operating income decreased by $0.7 million for the three months ended June 30, 2016, largely due to a $2.3 million decrease in gross profit, offset by the $1.2 million reduction in SEG&A expenses and a $0.4 million favorable change in restructuring activity when compared to the prior-year quarter, which included $0.4 million of severance costs incurred in connection with the completion of a voluntary reduction-in-force at our U.K. coal mining business.

Six Months Ended June 30, 2016 vs. six months ended June 30, 2015
Total orders decreased by $13.6 million or 12%, for the six months ended June 30, 2016. In the aggregate, U.S. orders were flat as compared to the prior-year period, with decreases in orders of industrial products and outdoor warning systems of $2.6 million and $2.2 million, respectively, being offset by a $4.8 million improvement in orders from public safety markets. Non-U.S. orders decreased by $13.6 million, or 27%, primarily due to a $13.8 million decrease in orders from industrial markets, including international oil, gas and coal markets, as well as a $1.7 million reduction in orders from international public safety markets. Partially offsetting these decreases was a $2.0 million improvement in non-U.S. orders for outdoor warning systems, largely due to a significant order from the Middle East.
Net sales decreased by $4.8 million, or 4%, for the six months ended June 30, 2016. U.S. sales increased by $2.5 million, driven by a $6.1 million improvement in sales into public safety markets, inclusive of a number of large sales to major municipalities, partially offset by a $4.2 million reduction in sales into domestic industrial markets. Non-U.S. sales decreased by $7.3 million, or 16%, primarily related to a $7.7 million decrease in sales into international industrial markets.
Cost of sales decreased by $2.1 million, or 3%, for the six months ended June 30, 2016, largely due to the effects of decreased sales volume, partially offset by an unfavorable sales mix impact of $1.3 million associated with lower sales of products into industrial markets. Gross margin for the six months ended June 30, 2016 was 34.5% compared to 35.4% in the prior-year period, largely due to the unfavorable sales mix effects.
SEG&A expenses for the three months ended June 30, 2016 were $1.1 million lower than the prior-year quarter, largely due to lower employee costs, inclusive of the effects of previously implemented restructuring activity.
Operating income decreased by $2.4 million for the six months ended June 30, 2016, largely due to a $2.7 million decrease in gross profit and a $0.8 million increase in restructuring expenses, primarily due to the completion of headcount reductions in the U.S. in the first quarter of 2016, partially offset by a $1.1 million decrease in SEG&A expenses.
Backlog was $32.8 million at June 30, 2016 compared to $38.9 million at June 30, 2015. The decrease was primarily due to lower orders of industrial products in the first half of 2016.
Corporate Expenses
Corporate operating expenses for the three months ended June 30, 2016 were $7.2 million, compared to $7.3 million in the prior-year quarter, largely due to lower employee incentive compensation costs, offset by increased professional service and legal fees incurred in connection with acquisition and integration related activity.
For the six months ended June 30, 2016, corporate operating expenses were $12.5 million, compared to $13.3 million in the prior-year period, for similar reasons to those described above for the three-month period.
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
Financial Condition, Liquidity and Capital Resources
The Company uses its cash flow from operations to fund growth and to make capital investments that sustain its operations, reduce costs, or both. Beyond these uses, remaining cash is used to pay down debt, repurchase shares, fund dividend payments and make pension contributions. The Company may also choose to invest in the acquisition of businesses. In the absence of significant unanticipated cash demands, we believe that the Company’s existing cash balances, cash flow from operations and borrowings available under the 2016 Credit Agreement will provide funds sufficient for these purposes. The net cash flows associated with the Company’s rental equipment transactions are included in cash flow from operating activities. Subsequent to the acquisition of JJE, such net cash flows may become more significant, and as such, cash flow from operating activities may not be directly comparable with amounts reported in periods prior to the acquisition.
The Company’s cash and cash equivalents totaled $38.7 million and $76.0 million as of June 30, 2016 and December 31, 2015, respectively. As of June 30, 2016, $16.2 million of cash and cash equivalents was held by foreign subsidiaries. Cash and cash equivalents held by subsidiaries outside the U.S. typically are held in the currency of the country in which it is located. This cash is used to fund the operating activities of our foreign subsidiaries and for further investment in foreign operations. Generally, we consider such cash to be permanently reinvested in our foreign operations and our current plans do not demonstrate a need to repatriate such cash to fund U.S. operations. However, in the event that these funds were needed to fund

U.S. operations or to satisfy U.S. obligations, they generally could be repatriated. The repatriation of these funds may then cause us to incur additional U.S. income tax expense, which would be dependent on income tax laws and other circumstances at the time any such amounts were repatriated.
As discussed further in Note 15 – Discontinued Operations to the accompanying condensed consolidated financial statements, the Company recorded a net deferred tax liability of $6.3 million at December 31, 2015 associated with recognizing the outside basis differences of entities being sold in connection with the sale of Bronto. The deferred tax liability recorded at December 31, 2015 included a liability for U.S. income tax effects associated with the repatriation of the related sales proceeds. The initial sales proceeds of €76 million (approximately $82.3 million) were received on January 29, 2016, with an additional €5.1 million in cash (approximately $5.7 million) being received in connection with the payment of the final working capital and net debt adjustments in the three months ended June 30, 2016.
Net cash of $3.9 million and $30.8 million was provided by continuing operating activities in the six months ended June 30, 2016 and 2015, respectively. The reduction in cash generated by continuing operating activities in the six months ended June 30, 2016 compared to the same period of the prior year was largely the result of lower earnings. The operating cash flow in both current-year periods was also lower by approximately $11 million as a result of the non-cash settlement, in connection with the acquisition, of accounts receivable due from JJE.
Net cash of $106.7 million and $5.0 million was used for continuing investing activities in the six months ended June 30, 2016 and 2015, respectively. Capital expenditures in the six months ended June 30, 2016 and 2015 were $3.6 million and $5.1 million, respectively. As discussed in Note 2 – Acquisitions, in the six months ended June 30, 2016, the Company paid an initial $96.6 million to acquire substantially all the assets and operations of JJE, and also used $6.0 million to acquire Westech. Net cash provided by discontinued investing activities totaled $88.0 million in the six months ended June 30, 2016, represented by the initial sales proceeds received in January 2016 for the sale of Bronto, as well as the final working capital adjustment payment of $5.7 million which the Company received in the three months ended June 30, 2016.
Net cash of $24.2 million was used for continuing financing activities in the six months ended June 30, 2016, compared with $16.4 million in the prior year. In the six months ended June 30, 2016, the Company borrowed $64.8 million against its revolving credit facility, funded cash dividends of $8.6 million, repurchased $33.1 million of treasury stock, and redeemed $2.6 million of stock in order to remit funds to tax authorities to satisfy employees’ minimum tax withholdings following the vesting of stock-based compensation. The Company also paid the remaining $43.4 million of term loan debt outstanding under the 2013 Credit Agreement and spent $1.1 million on fees in connection with its debt refinancing. In the prior-year period, the Company paid down $1.4 million of term loan debt, funded cash dividends of $7.5 million, repurchased $5.0 million of treasury stock, and redeemed $2.9 million of stock in order to remit funds to tax authorities to satisfy employees’ minimum tax withholdings following the vesting of stock-based compensation.
The Company uses the ratio of total debt to adjusted EBITDA as one measure of its long-term financial stability. The ratio of debt to adjusted EBITDA is a non-GAAP measure that represents total debt divided by the trailing 12-month total of income from continuing operations before interest expense, debt settlement charges, acquisition and integration related expenses, restructuring charges, other (income) expense, income tax expense, and depreciation and amortization expense. The Company uses the ratio to calibrate the magnitude of its debt and its debt capacity against adjusted EBITDA, which is used as an operating performance measure. We believe that investors use a version of this ratio in a similar manner. In addition, financial institutions (including the Company’s lenders) use the ratio in connection with debt agreements to set pricing and covenant limitations. For these reasons, the Company believes that the ratio is a meaningful metric to investors in evaluating the Company’s long-term financial performance and stability. Other companies may use different methods to calculate total debt to EBITDA. The following table summarizes the Company’s ratio of total debt to adjusted EBITDA and reconciles income from continuing operations to adjusted EBITDA as of and for the trailing 12-month periods ended June 30, 2016 and 2015:

	Trailing Twelve Months Ending June 30,
(in millions)	2016	2015
Total debt	$66.9	$48.6

Income from continuing operations	53.0	67.5
Add:
Interest expense	1.9	2.9
Debt settlement charges	0.3	—
Acquisition and integration related expenses	0.9	—
Restructuring	1.2	0.5
Other (income) expense, net	(1.2)	2.7
Income tax expense	25.9	31.6
Depreciation and amortization	13.3	12.1
Adjusted EBITDA	$95.3	$117.3

Total debt to adjusted EBITDA ratio	0.7	0.4
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
The Company is subject to certain leverage ratio and interest coverage ratio financial covenants under the 2016 Credit Agreement that are to be measured at each fiscal quarter-end. The Company was in compliance with all such covenants as of June 30, 2016. The 2016 Credit Agreement also includes a “covenant holiday” period, which allows for the temporary increase of the minimum leverage ratio following the completion of a permitted acquisition, or a series of permitted acquisitions, when the total consideration exceeds a specified threshold. In addition, the 2016 Credit Agreement includes customary negative covenants, subject to certain exceptions, restricting or limiting the Company’s and its subsidiaries’ ability to, among other things: (i) make non-ordinary course dispositions of assets, (ii) make certain fundamental business changes, such as merge, consolidate or enter into any similar combination, (iii) make restricted payments, including dividends and stock repurchases, (iv) incur indebtedness, (v) make certain loans and investments, (vi) create liens, (vii) transact with affiliates, (viii) enter into sale/leaseback transactions, (ix) make negative pledges and (x) modify subordinated debt documents.
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
Under the terms of the 2013 Credit Agreement, the Company was required to make quarterly installment payments against the $75.0 million term loan, with any remaining balance due on the maturity date of March 13, 2018. As a result of executing the 2016 Credit Agreement subsequent to December 31, 2015, but prior to the issuance of the financial statements for the year then ended, the $6.9 million current portion of term loan debt outstanding as of December 31, 2015 was reflected as a component of long-term borrowings and capital lease obligations on the Condensed Consolidated Balance Sheets. Under the 2013 Credit Agreement, the Company was allowed to prepay the term loan in whole or in part prior to maturity without premium or penalty. In the six months ended June 30, 2016, the Company repaid the remaining $43.4 million of principal outstanding under the 2013 Credit Agreement.
In the six months ended June 30, 2016, approximately $0.3 million of unamortized deferred financing fees associated with the 2013 Credit Agreement were written off in connection with executing the 2016 Credit Agreement. The Company incurred $1.1 million of debt issuance costs in connection with the execution of the 2016 Credit Agreement. Such fees have been deferred and are being amortized over the five-year term.
As of June 30, 2016, there was $65.8 million of cash drawn and $19.5 million of undrawn letters of credit under the 2016 Credit Agreement, with $239.7 million of net availability for borrowings. As of December 31, 2015, there was no cash drawn and $19.2 million of undrawn letters of credit under the $150.0 million revolving credit facility portion of the 2013 Credit Agreement, with $130.8 million of net availability for borrowings.
As of June 30, 2016 and December 31, 2015, there were no borrowings against the Company’s non-U.S. lines of credit which provide for borrowings of up to $1.3 million.
For the six months ended June 30, 2016, gross borrowings and gross payments under the 2016 Credit Agreement were $69.8 million and $5.0 million, respectively. For the six months ended June 30, 2015, there were no gross borrowings or gross payments under the Company’s domestic revolving credit facility portion of the 2013 Credit Agreement.
The Company anticipates that capital expenditures for 2016 will be in the range of $10 million to $15 million.
Contractual Obligations and Off-Balance Sheet Arrangements
There have been no material changes in the Company’s contractual obligations and off-balance sheet arrangements as described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, with exception to purchase obligations, as described below.
Following the acquisition of JJE, the Company’s purchase obligations, which primarily relate to commercial chassis, vehicle bodies and other contracts in the ordinary course of business, have increased from the $55.0 million reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. As of June 30, 2016, purchase obligations totaled $82.5 million, with $75.3 million in payments due in less than one year and $7.2 million in payments due in two to three years.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
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

Interest Rate Risk
See Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of our Annual Report on Form 10-K for the year ended December 31, 2015. During the six months ended June 30, 2016, there have been no material changes in our market risk associated with movements in interest rates.
Foreign Exchange Rate Risk
Although the majority of the Company’s sales, expenses and cash flow are transacted in U.S. dollars, the Company has exposure to changes in foreign exchange rates, primarily the Canadian Dollar, Euro and British pound. The impact of currency movements on our financial results is largely mitigated by natural hedges in our operations. As discussed in Note 2– Acquisitions to the accompanying condensed consolidated financial statements, the Company completed the acquisition of substantially all of the assets and operations of JJE during the six months ended June 30, 2016. The Canadian operations of JJE primarily conduct business in Canadian dollars. Almost all other sales of product from the U.S. to other parts of the world are denominated in U.S. dollars. Sales from and within other currency zones are predominantly transacted in the currency of the country sourcing the product or service. Management estimates that a 10% appreciation of the U.S. dollar against other currencies would reduce full-year net sales and operating income by less than 1%.
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
As required by Rule 13a-15 under the Exchange Act, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of June 30, 2016. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2016.
As a matter of practice, the Company’s management continues to review and document internal control and procedures for financial reporting. From time to time, the Company may make changes aimed at enhancing the effectiveness of the controls and ensuring that the systems evolve with the business. SEC guidance permits management to omit an assessment of internal control over financial reporting for an acquired business from management’s assessment of internal control over financial reporting for a period not to exceed one year from the date of the acquisition. During the three months ended June 30, 2016, the Company completed the acquisition of JJE. As of June 30, 2016, management has not yet fully assessed JJE’s internal control over financial reporting. Excluding the acquisition of JJE, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting during the three months ended June 30, 2016.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
The information set forth under the heading “Legal Proceedings” in Note 8 – Commitments and Contingencies to the accompanying condensed consolidated financial statements as included in Part I of this Form 10-Q is incorporated herein by reference.
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
The Company is able to declare dividends at current levels under the restricted payment guidelines set forth above.
Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (a) (b)
April 2016 (4/3/16 – 5/7/16)	847,874	$13.1144	847,874	$41,695,931
May 2016 (5/8/16 – 6/4/16)	440,072	12.8207	440,072	36,053,900
June 2016 (6/5/16 – 7/2/16)	805	12.2456	805	36,044,042

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
On July 28, 2016, the Company issued a press release announcing its financial results for the three and six months ended June 30, 2016. The full text of the second quarter financial results press release is attached hereto as Exhibit 99.1 to this Form 10-Q.

Item 6.	Exhibits.

3.1	Restated Certificate of Incorporation of the Company. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed April 30, 2010.

3.2	Amended and Restated By-laws of the Company. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed February 9, 2016.

10.1 *	Form of Nonqualified Stock Option Award Agreement

10.2 *	Form of Performance Share Unit Award Agreement – Non-U.S.

10.3 *	Form of Performance Share Unit Award Agreement – U.S.

10.4 *	Form of Restricted Stock Award Agreement – U.S.

10.5 *	Form of Restricted Stock Unit Award Agreement – Non-U.S.

10.6
Joint Issues and Reverse Earn Out Payment Agreement, dated as of June 3, 2016, by and among Federal
Signal Corporation, FST Canada Inc., Joe Johnson Equipment LLC, Vactor Manufacturing Inc., Joe Johnson
Equipment Inc., JJE Limited Partnership, Joe Johnson Equipment (USA) Inc., and the Shareholders of
Seller named therein. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed June 3, 2016.

31.1	CEO Certification under Section 302 of the Sarbanes-Oxley Act.

31.2	CFO Certification under Section 302 of the Sarbanes-Oxley Act.

32.1	CEO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act.

32.2	CFO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act.

99.1	Second Quarter Financial Results Press Release Dated July 28, 2016.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(a)(3) of Form 10-K.

SIGNATURE
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Signal Corporation

Date:	July 28, 2016	/s/ Brian S. Cooper
Brian S. Cooper
Senior Vice President and Chief Financial Officer (Principal Financial Officer)