Form 10-Q
period 2017-03-31
FEDERAL SIGNAL CORP /DE/
filed 2017-04-27
CIK 277509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
  ___________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of March 31, 2017, the number of shares outstanding of the registrant’s common stock was 59,786,780.

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
These risks and uncertainties, some of which are beyond the Company’s control, include the risk factors described under Part I, Item 1A, Risk Factors, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the SEC on February 28, 2017. These factors may not constitute all factors that could cause actual results to differ materially from those discussed in any forward-looking statement. The Company operates in a continually changing business environment and new factors emerge from time to time. The Company cannot predict such factors, nor can it assess the impact, if any, of such factors on its results of operations, financial condition or cash flow. Accordingly, forward-looking statements should not be relied upon as a predictor of actual results. The Company disclaims any responsibility to update any forward-looking statement provided in this Form 10-Q.
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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).
FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
(in millions, except per share data)	2017	2016
Net sales	$177.8	$172.8
Cost of sales	134.2	125.4
Gross profit	43.6	47.4
Selling, engineering, general and administrative expenses	31.5	29.6
Acquisition and integration-related expenses	0.5	0.5
Restructuring	0.3	1.2
Operating income	11.3	16.1
Interest expense	0.6	0.4
Debt settlement charges	—	0.3
Other income, net	(0.3)	(0.7)
Income before income taxes	11.0	16.1
Income tax expense	3.8	5.7
Income from continuing operations	7.2	10.4
Gain from discontinued operations and disposal, net of income tax expense of $0.1 and $4.4, respectively	0.1	3.2
Net income	$7.3	$13.6
Basic earnings per share:
Earnings from continuing operations	$0.12	$0.17
Earnings from discontinued operations and disposal, net of tax	—	0.05
Net earnings per share	$0.12	$0.22
Diluted earnings per share:
Earnings from continuing operations	$0.12	$0.17
Earnings from discontinued operations and disposal, net of tax	—	0.05
Net earnings per share	$0.12	$0.22
Weighted average common shares outstanding:
Basic	59.6	62.1
Diluted	60.3	63.0
Cash dividends declared per common share	$0.07	$0.07
See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31,
(in millions)	2017	2016
Net income	$7.3	$13.6
Other comprehensive income (loss):
Change in foreign currency translation adjustment	1.2	9.1
Change in unrecognized net actuarial losses related to pension benefit plans, net of income tax expense of $0.2 and $0.8, respectively	0.2	1.8
Change in unrealized net gain on derivatives, net of income tax	—	(0.1)
Total other comprehensive income	1.4	10.8
Comprehensive income	$8.7	$24.4
See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2017	December 31, 2016
(in millions, except per share data)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$56.8	$50.7
Accounts receivable, net of allowances for doubtful accounts of $0.7 and $0.8, respectively	81.8	81.3
Inventories	127.5	120.1
Prepaid expenses and other current assets	7.3	7.5
Total current assets	273.4	259.6
Properties and equipment, net of accumulated depreciation of $103.9 and $101.3, respectively	41.6	42.9
Rental equipment, net of accumulated depreciation of $12.4 and $9.7, respectively	81.0	80.8
Goodwill	237.0	236.5
Intangible assets, net of accumulated amortization of $0.6 and $0.5, respectively	10.3	10.2
Deferred tax assets	3.8	8.2
Deferred charges and other assets	3.8	3.9
Long-term assets of discontinued operations	1.1	1.1
Total assets	$652.0	$643.2
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term borrowings and capital lease obligations	$0.4	$0.5
Accounts payable	41.2	35.3
Customer deposits	5.6	4.5
Accrued liabilities:
Compensation and withholding taxes	12.7	13.8
Other current liabilities	30.1	28.7
Current liabilities of discontinued operations	0.9	2.1
Total current liabilities	90.9	84.9
Long-term borrowings and capital lease obligations	64.1	63.5
Long-term pension and other postretirement benefit liabilities	59.7	61.1
Deferred gain	10.2	10.7
Other long-term liabilities	27.4	26.9
Long-term liabilities of discontinued operations	2.0	2.0
Total liabilities	254.3	249.1
Stockholders’ equity:
Common stock, $1 par value per share, 90.0 shares authorized, 65.7 and 65.4 shares issued, respectively	65.7	65.4
Capital in excess of par value	201.0	200.3
Retained earnings	304.9	301.8
Treasury stock, at cost, 5.9 and 5.8 shares, respectively	(83.3)	(81.4)
Accumulated other comprehensive loss	(90.6)	(92.0)
Total stockholders’ equity	397.7	394.1
Total liabilities and stockholders’ equity	$652.0	$643.2
See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
(in millions)	2017	2016
Operating activities:
Net income	$7.3	$13.6
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Gain from discontinued operations and disposal	(0.1)	(3.2)
Depreciation and amortization	5.7	3.0
Deferred financing costs	0.1	0.4
Deferred gain	(0.5)	(0.5)
Stock-based compensation expense	0.4	0.4
Pension expense, net of funding	(1.0)	(1.0)
Deferred income taxes	4.0	5.9
Changes in operating assets and liabilities, net of effects of acquisitions and discontinued operations	(2.2)	(25.3)
Net cash provided by (used for) continuing operating activities	13.7	(6.7)
Net cash provided by discontinued operating activities	—	1.3
Net cash provided by (used for) operating activities	13.7	(5.4)
Investing activities:
Purchases of properties and equipment	(1.1)	(2.0)
Payments for acquisitions, net of cash acquired	—	(6.2)
Other, net	—	(0.5)
Net cash used for continuing investing activities	(1.1)	(8.7)
Net cash (used for) provided by discontinued investing activities	(1.1)	82.3
Net cash (used for) provided by investing activities	(2.2)	73.6
Financing activities:
Payments on long-term borrowings	—	(43.4)
Payments of debt financing fees	—	(1.1)
Purchases of treasury stock	—	(16.3)
Redemptions of common stock to satisfy withholding taxes related to stock-based compensation	(1.9)	(2.4)
Cash dividends paid to stockholders	(4.2)	(4.3)
Proceeds from stock-based compensation activity	0.6	—
Other, net	(0.1)	(0.2)
Net cash used for continuing financing activities	(5.6)	(67.7)
Net cash provided by discontinued financing activities	—	0.7
Net cash used for financing activities	(5.6)	(67.0)
Effects of foreign exchange rate changes on cash and cash equivalents	0.2	0.1
Increase in cash and cash equivalents	6.1	1.3
Cash and cash equivalents at beginning of year	50.7	76.0
Cash and cash equivalents at end of period	$56.8	$77.3
See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(in millions)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2017	$65.4	$200.3	$301.8	$(81.4)	$(92.0)	$394.1
Net income			7.3			7.3
Total other comprehensive income					1.4	1.4
Cash dividends declared			(4.2)			(4.2)
Stock-based payments:
Stock-based compensation		0.4				0.4
Stock option exercises and other	0.1	0.5				0.6
Performance share unit transactions	0.2	(0.2)		(1.9)		(1.9)
Balance at March 31, 2017	$65.7	$201.0	$304.9	$(83.3)	$(90.6)	$397.7

(in millions)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2016	$64.8	$195.6	$274.9	$(40.9)	$(88.8)	$405.6
Net income			13.6			13.6
Total other comprehensive income					10.8	10.8
Cash dividends declared			(4.3)			(4.3)
Stock-based payments:
Stock-based compensation		0.4				0.4
Performance share unit transactions	0.5	(0.5)		(2.4)		(2.4)
Stock repurchase program				(16.3)		(16.3)
Balance at March 31, 2016	$65.3	$195.5	$284.2	$(59.6)	$(78.0)	$407.4

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
Basis of Presentation and Consolidation
The accompanying unaudited condensed consolidated financial statements represent the consolidation of Federal Signal Corporation and its subsidiaries included herein and have been prepared by the Company pursuant to the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to ensure the information presented is not misleading. These condensed consolidated financial statements have been prepared in accordance with the Company’s accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, and should be read in conjunction with those consolidated financial statements and the notes thereto.
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
Recent Accounting Pronouncements and Accounting Changes
In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. The ASU allows either a “full retrospective” adoption, in which the standard is applied to all periods presented in the financial statements, or a “modified retrospective” adoption, in which the guidance is applied retrospectively only to the most current period presented in the financial statements, with the cumulative effect of initially applying the new standard being recognized as an adjustment to the opening balance of retained earnings at the date of initial application. As originally proposed, this guidance was effective for annual reporting periods beginning on or after December 15, 2016, including interim periods within that reporting period, and early adoption was not permitted. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of the new revenue recognition requirements to annual reporting periods beginning on or after December 15, 2017, including interim periods within that reporting period. Under ASU 2015-14, companies are permitted to adopt the guidance early, but no earlier than the original effective date outlined in ASU 2014-09. The FASB has issued a number of amendments to ASU 2014-09 that are intended to address implementation issues that were raised by stakeholders and provide additional practical expedients to reduce the cost and complexity of applying the new revenue standard. These amendments have the same effective date as ASU 2014-09.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

The new revenue standard will be effective for the Company beginning January 1, 2018, and we expect to apply the “modified retrospective” method of adoption. The Company is continuing to evaluate the impact that the adoption of this guidance will have on its consolidated financial statements. In preparation for the adoption of the new standard, the Company has established a project management team responsible for analyzing the impact of ASU 2014-09, and the related amendments, across all revenue streams. The project management team is currently reviewing current accounting policies and practices, including a representative sample of contracts with customers, to identify potential differences that would result from applying the requirements under the new standard. In addition, the Company is in the process of designing and implementing the appropriate controls over gathering and reporting the information required to support the expanded disclosure requirements.
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
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Payments, which provides additional guidance on the financial statement presentation of certain activities in the statement of cash flows. The activities addressed by this guidance that may be relevant to the Company include cash payments for debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims and proceeds from the settlement of corporate-owned life insurance policies, and the application of the predominance principle. The amendments in this ASU are effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The amendments in this ASU should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. The Company currently expects to adopt this guidance effective January 1, 2018 and does not expect that its adoption will have a material impact on its historical cash flow presentation.
In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740), Intra-Entity Transfers of Assets Other Than Inventory. This guidance requires the income tax consequences of an intra-entity transfer of an asset other than inventory to be recognized when the transfer occurs, instead of when the asset is sold to an outside party. The pronouncement is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods, with early adoption permitted. The amendments in this ASU should be applied on a modified retrospective basis, with an adjustment reflecting the cumulative effect of adoption being recorded directly to retained earnings as of the beginning of the period of adoption. The Company currently expects to adopt this guidance effective January 1, 2018 and does not expect that its adoption will have a material impact on its consolidated financial statements.
In March 2017, the FASB issued ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This guidance requires that only the service cost component is included on the same line as other compensation costs on the statements of operations. All other components of net periodic pension cost should be reported separately from the service cost component and outside a subtotal of operating income. The guidance also specifies that only the service cost component of net periodic pension cost is eligible for capitalization. The amendments in this ASU are effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The amendments related to the presentation of the service cost and other components of net periodic pension cost included in this ASU should be applied retrospectively, whereas the amendments relating to the capitalization of the service cost component of net periodic pension cost should be applied prospectively. The Company currently expects to adopt this guidance effective January 1, 2018 and does not expect that its adoption will have a material impact on its consolidated financial statements.
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
Significant Accounting Policies
There have been no changes to the Company’s significant accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
NOTE 2 – INVENTORIES
The following table summarizes the components of Inventories:

(in millions)	March 31, 2017	December 31, 2016
Finished goods	$82.8	$77.6
Raw materials	38.5	35.3
Work in process	6.2	7.2
Total inventories	$127.5	$120.1
NOTE 3 – DEBT
The following table summarizes the components of Long-term borrowings and capital lease obligations:

(in millions)	March 31, 2017	December 31, 2016
2016 Credit Agreement:
Revolving credit facility	$63.8	$63.2
Capital lease obligations	0.7	0.8
Total long-term borrowings and capital lease obligations, including current portion	64.5	64.0
Less: Current capital lease obligations	0.4	0.5
Total long-term borrowings and capital lease obligations, net	$64.1	$63.5
As more fully described within Note 12 – Fair Value Measurements, the Company uses a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The fair value of long-term debt is based on interest rates that we believe are currently available to us for issuance of debt with similar terms and remaining maturities (Level 2 input).
The following table summarizes the carrying amounts and estimated fair values of the Company’s financial instruments:

	March 31, 2017		December 31, 2016
(in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value
Long-term borrowings (a)	$64.5	$64.5	$64.0	$64.0

(a)
Long-term borrowings includes current portions of long-term debt and current portions of capital lease obligations of $0.4 million and $0.5 million as of March 31, 2017 and December 31, 2016, respectively.

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
The 2016 Credit Agreement is a $325.0 million revolving credit facility, maturing on January 27, 2021, that provides for borrowings in the form of loans or letters of credit up to the aggregate availability under the facility, with a sub-limit of $50.0 million for letters of credit. The 2016 Credit Agreement allows for the Borrowers to borrow in denominations of U.S. Dollars, Canadian Dollars (up to a maximum of C$85.0 million) or euros (up to a maximum of €20.0 million). In addition, the 2016 Credit Agreement includes an accordion feature, whereby the Company may cause the commitments to increase by up to an additional $75.0 million, subject to the approval of the applicable lenders providing such additional financing. Borrowings

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

under the 2016 Credit Agreement may be used for working capital and general corporate purposes, including permitted acquisitions.
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
The Company is subject to certain leverage ratio and interest coverage ratio financial covenants under the 2016 Credit Agreement that are to be measured at each fiscal quarter-end. The Company was in compliance with all such covenants as of March 31, 2017. The 2016 Credit Agreement also includes a “covenant holiday” period, which allows for the temporary increase of the minimum leverage ratio following the completion of a permitted acquisition, or a series of permitted acquisitions, when the total consideration exceeds a specified threshold. In addition, the 2016 Credit Agreement includes customary negative covenants, subject to certain exceptions, restricting or limiting the Company’s and its subsidiaries’ ability to, among other things: (i) make non-ordinary course dispositions of assets, (ii) make certain fundamental business changes, such as merge, consolidate or enter into any similar combination, (iii) make restricted payments, including dividends and stock repurchases, (iv) incur indebtedness, (v) make certain loans and investments, (vi) create liens, (vii) transact with affiliates, (viii) enter into sale/leaseback transactions, (ix) make negative pledges and (x) modify subordinated debt documents.
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
In connection with its debt refinancing in the three months ended March 31, 2016, the Company repaid the remaining $43.4 million of principal outstanding under the Company’s March 13, 2013 Credit Agreement (the “2013 Credit Agreement”) and wrote off approximately $0.3 million of unamortized deferred financing fees associated with the 2013 Credit Agreement. The Company incurred $1.1 million of debt issuance costs in connection with the execution of the 2016 Credit Agreement. Such fees have been deferred and are being amortized over the five-year term.
As of March 31, 2017, there was $63.8 million of cash drawn and $18.2 million of undrawn letters of credit under the 2016 Credit Agreement, with $243.0 million of net availability for borrowings. As of December 31, 2016, there was $63.2 million cash drawn and $18.0 million of undrawn letters of credit under the 2016 Credit Agreement, with $243.8 million of net availability for borrowings.
As of March 31, 2017 and December 31, 2016, there were no borrowings against the Company’s non-U.S. lines of credit which provide for borrowings of up to $0.2 million.
For the three months ended March 31, 2017, there were no gross borrowings or gross payments under the 2016 Credit Agreement. For the three months ended March 31, 2016, gross borrowings and gross payments under the 2016 Credit Agreement were $5.0 million and $5.0 million, respectively.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

NOTE 4 – INCOME TAXES
The Company recognized income tax expense of $3.8 million and $5.7 million for the three months ended March 31, 2017 and 2016, respectively. The decrease in tax expense in the current-year quarter is largely due to lower pre-tax income levels. The effective tax rate for the three months ended March 31, 2017 was 34.5%, compared to 35.4% in the prior-year quarter.
NOTE 5 – PENSIONS
The following table summarizes the components of net postretirement pension expense:

	U.S. Benefit Plan		Non-U.S. Benefit Plan
	Three Months Ended March 31,		Three Months Ended March 31,
(in millions)	2017	2016	2017	2016
Interest cost	$1.9	$2.0	$0.3	$0.5
Amortization of actuarial loss	0.6	1.4	0.2	0.2
Expected return on plan assets	(2.4)	(2.6)	(0.5)	(0.6)
Net postretirement pension expense	$0.1	$0.8	$—	$0.1
In the three months ended March 31, 2017 and 2016, the Company contributed $0.9 million and $1.5 million to its U.S. defined benefit plan, respectively, and $0.2 million and $0.4 million to its non-U.S. defined benefit plan, respectively.
For the year ended December 31, 2017, the Company expects to contribute up to $5.0 million to the U.S. benefit plan and up to $0.9 million to the non-U.S. benefit plan.
NOTE 6 – COMMITMENTS AND CONTINGENCIES
Financial Commitments
The Company provides indemnifications and other guarantees in the ordinary course of business, the terms of which range in duration and often are not explicitly defined. Specifically, the Company is occasionally required to provide letters of credit and bid and performance bonds to various customers, principally to act as security for retention levels related to casualty insurance policies and to guarantee the performance of subsidiaries that engage in export and domestic transactions. At March 31, 2017, the Company had outstanding performance and financial standby letters of credit, as well as outstanding bid and performance bonds, aggregating $21.1 million. If any such letters of credit or bonds are called, the Company would be obligated to reimburse the issuer of the letter of credit or bond. The Company believes the likelihood of any currently outstanding letter of credit or bond being called is remote.
Following the June 3, 2016 acquisition of substantially all of the assets and operations of Joe Johnson Equipment, Inc. and Joe Johnson Equipment (USA), Inc. (collectively, “JJE”), the Company has transactions involving the sale of equipment to certain of its customers which include (i) guarantees to repurchase the equipment for a fixed price at a future date and (ii) guarantees to repurchase the equipment from the third-party lender in the event of default by the customer. As of March 31, 2017, the single year and maximum potential cash payments the Company could be required to make to repurchase equipment under these agreements were $1.3 million and $4.1 million, respectively. The Company’s risk under these repurchase arrangements would be partially mitigated by the value of the products repurchased as part of the transaction. In addition, the former owners of JJE have agreed to reimburse the Company for certain losses incurred resulting from the requirement to repurchase equipment that was sold prior to the acquisition date. Any such reimbursement would be withheld from the C$8.0 million deferred payment to be made to the former owners of JJE on the third anniversary of the acquisition date. The Company has recorded an immaterial accrual for potential losses related to the repurchase exposures, which represents the expected losses that could result from obligations to repurchase products, after giving effect to proceeds anticipated to be received from the resale of those products to alternative customers, as well as to the reimbursement of any losses incurred. The Company has recorded its estimated net liability associated with losses from these guarantee and repurchase obligations on its Consolidated Balance Sheet based on historical experience and current facts and circumstances. Historical cash requirements and losses associated with these obligations have not been significant, but could increase if customer defaults exceed current expectations.

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
The following table summarizes the changes in the Company’s warranty liabilities:

(in millions)	2017	2016
Balance at January 1	$6.4	$7.4
Provisions to expense	1.1	1.0
Payments	(1.4)	(1.3)
Balance at March 31	$6.1	$7.1

Environmental Liabilities
In May 2012, the Company sold a facility in Pearland, Texas. The facility was previously used by the Company’s discontinued Pauluhn business, which manufactured marine, offshore and industrial lighting products. It is probable that the site will require remediation and as such, as of March 31, 2017 and December 31, 2016, environmental remediation reserves of $0.6 million and $0.6 million, respectively, have been included in liabilities of discontinued operations on the Condensed Consolidated Balance Sheets. The recorded reserves are based on an undiscounted estimate of the range of costs to remediate the site, depending upon the remediation approach and other factors. The Company’s estimate may change in the near-term as more information becomes available; however, the costs are not expected to have a material adverse effect on the Company’s results of operations, financial position or cash flow.
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
On June 25, 2014, a unanimous three-judge panel of the First District Illinois Appellate Court issued its opinion reversing the class certification order of the trial court. Specifically, the Appellate Court determined that the trial court’s ruling failed to satisfy the class-action requirements that the common issues of the firefighters’ claims predominate over the individual issues and that there is an adequate representative for the class. During a status hearing on October 8, 2014, plaintiffs represented to the Court that they would again seek to certify a class of firefighters on the issue of whether the Company’s sirens were defective and unreasonably dangerous. On January 12, 2015, plaintiffs filed motions to amend their complaints to add class action allegations with respect to Chicago firefighter plaintiffs as well as the approximately 1,800 firefighter plaintiffs from locations outside of Chicago. On March 11, 2015, the trial court granted plaintiff’s motions to amend their complaints. Plaintiffs have indicated that they will now file motions to certify classes in these cases. On April 24, 2015, the cases were transferred to Cook County chancery court, which will decide all class certification issues. The Company intends to continue its objections to any attempt at certification. The Company has also filed motions to dismiss cases involving firefighters who worked for fire departments located outside of the state of Illinois based on improper venue. On February 24, 2017, the Circuit Court of Cook County entered orders dismissing the cases of 1,770 such firefighter plaintiffs from the jurisdiction of the state of Illinois. These cases may be refiled in jurisdictions where these firefighters are located.
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
During April through October 2012, 20 new cases were filed in the Court of Common Pleas, Philadelphia County, Pennsylvania. These cases were filed on behalf of 20 Philadelphia firefighters and involve various defendants in addition to the Company. Five of these cases were subsequently dismissed. The first trial involving these 2012 Philadelphia cases occurred during December 2014 and involved three firefighter plaintiffs. The jury returned a verdict in favor of the Company. Following this trial, all of the parties agreed to settle cases involving seven firefighter plaintiffs set for trial during January 2015 for nominal amounts per plaintiff. In January 2015, plaintiffs’ attorneys filed two new complaints in the Court of Common Pleas, Philadelphia, Pennsylvania on behalf of approximately 70 additional firefighter plaintiffs. The vast majority of the firefighters identified in these complaints are located outside of Pennsylvania. One of the complaints in these cases, which involves 11 firefighter plaintiffs from the District of Columbia, was removed to federal court in the Eastern District of Pennsylvania. Plaintiffs voluntarily dismissed all claims in this case on May 31, 2016. The Company has moved to recover various fees and costs in this case, asserting that plaintiffs’ counsel failed to properly investigate these claims prior to filing suit. With respect to claims of other out-of-state firefighters involved in these two cases, the Company moved to dismiss these claims as improperly filed in Pennsylvania. The Court granted this motion and dismissed these claims on November 5, 2015. During August through December 2015, another nine new cases were filed in the Court of Common Pleas, Philadelphia County, Pennsylvania. These cases involve a total of 193 firefighters, most of whom are located outside of Pennsylvania. The Company again moved to dismiss all claims filed by out-of-state firefighters in these cases as improperly filed in Pennsylvania. On May 24, 2016, the Court granted this motion and dismissed these claims. Plaintiffs have filed a notice of appeal regarding this decision. On May 13, 2016, four new cases were filed in Philadelphia state court, involving a total of 55 Philadelphia firefighters who live in Pennsylvania. During August 2016, the Company settled a case involving four Philadelphia firefighters that had been set for trial in Philadelphia state court during September 2016. During January 2017, plaintiffs filed a motion to consolidate and bifurcate, similar to a motion filed in the Pittsburgh hearing loss cases, as described below. The Company has filed an opposition to this motion.
During April through July 2013, additional cases were filed in Allegheny County, Pennsylvania. These cases involve 247 plaintiff firefighters from Pittsburgh and various defendants, including the Company. During May 2016, two additional cases were filed against the Company in Allegheny County involving 19 Pittsburgh firefighters. After the Company filed pretrial motions, the Court dismissed claims of 55 Pittsburgh firefighter plaintiffs. The Court scheduled the first trials of these Pittsburgh firefighters to occur in May, September and November 2016. Each trial will involve eight firefighters. On April 14, 2016, the Court granted the Company’s motion for summary judgment regarding strict liability claims asserted by all plaintiff firefighters involved in the initial trial scheduled for May 2016. Subsequently, the Court also dismissed all remaining negligence claims asserted by these firefighters. Plaintiffs have appealed this dismissal. The next trial involving six Pittsburgh firefighters started on November 7, 2016. Shortly after this trial began, plaintiffs’ counsel moved for a mistrial because a key witness suddenly became unavailable. The Court granted this motion and rescheduled this trial for March 6, 2017. During

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

January 2017, plaintiffs also moved to consolidate and bifurcate trials involving Pittsburgh firefighters. In particular, plaintiffs seek one trial involving liability issues which will apply to all Pittsburgh firefighters who have filed suit against the Company. The Company has filed an opposition to this motion. On April 18, 2017, the trial court granted plaintiffs’ motion to bifurcate the next Pittsburgh trial. The Company is seeking clarification of the scope of this Order and also plans to appeal any Order regarding bifurcation. During March 2014, an action also was brought in the Court of Common Pleas of Erie County, Pennsylvania on behalf of 61 firefighters. This case likewise involves various defendants in addition to the Company. After the Company filed pretrial motions, 33 Erie County firefighter plaintiffs voluntarily dismissed their claims.
On September 17, 2014, 20 lawsuits, involving a total of 193 Buffalo Fire Department firefighters, were filed in the Supreme Court of the State of New York, Erie County. All of the cases filed in Erie County, New York have been removed to federal court in the Western District of New York. Plaintiffs have filed a motion to consolidate and bifurcate these cases, similar to the motion filed in the Pittsburgh hearing loss cases, as described above. The Company has filed an opposition to the motion. During February 2015, a lawsuit involving one New York City firefighter plaintiff was filed in the Supreme Court of the State of New York, New York County. The plaintiff named the Company as well as several other parties as defendants. That case has been transferred to federal court in the Northern District of New York. Plaintiffs agreed to voluntarily dismiss this case during May 2016. The Company also is aware that a lawsuit involving eight New York City firefighters was filed in New York County, New York, on April 24, 2015. The Company has not yet been served in that case. During November 2015 through January 2016, 28 new cases involving a total of 227 firefighters were filed in various counties in the New York City area. During December 2016 through April 2017, two additional cases, involving a total of 12 New York firefighters, was filed in New York County state court. A total of 452 firefighters are currently involved in cases filed in the state of New York.
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
The Company’s ongoing negotiations with its insurer, CNA, over insurance coverage on these claims have resulted in reimbursements of a portion of the Company’s defense costs. These reimbursements are recorded as a reduction of corporate operating expenses. For the three months ended March 31, 2017 and 2016, the Company recorded $0.3 million and $0.1 million of reimbursements from CNA related to legal costs, respectively.
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
In connection with the sale of Bronto to Morita Holdings Corporation (“Morita”), completed in January 2016, the Company and Morita agreed that the Company would remain in control of negotiations and proceedings relating to the appeal and fund the legal costs associated therewith. The Company also agreed to compensate Morita for 50% of any liability resulting from a final and non-appealable decision of a court of competent jurisdiction, net of any actual income tax benefit to Bronto as a result of the judgment, and less 50% of legal fees incurred by the Company, relating to the defense of this matter, subsequent to the January 29, 2016 closing date of the sale.
In April 2016, the Civil Chamber of the Supreme Court of Latvia heard the Company’s appeal and upheld the trial court’s ruling against Bronto. As the Company’s appeal of the trial judgment was unsuccessful, a charge of $1.5 million was recorded as a component of Gain from discontinued operations and disposal, net of tax in the three months ended March 31, 2016, to reflect the Company’s share of the liability. The Company decided not to further appeal the Supreme Court’s ruling and, during the three months ended March 31, 2017, settled the liability due to Morita.
NOTE 7 – EARNINGS PER SHARE
The Company computes earnings per share (“EPS”) in accordance with ASC 260, Earnings per Share, which requires that non-vested restricted stock containing non-forfeitable dividend rights should be treated as participating securities pursuant to the two-class method. Under the two-class method, net income is reduced by the amount of dividends declared in the period for common stock and participating securities. The remaining undistributed earnings are then allocated to common stock and participating securities as if all of the net income for the period had been distributed. The amounts of distributed and undistributed earnings allocated to participating securities for the three months ended March 31, 2017 and 2016 were insignificant and did not materially impact the calculation of basic or diluted EPS.
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
For the three months ended March 31, 2017, options to purchase 1.0 million shares of the Company’s common stock had an anti-dilutive effect on EPS, and accordingly, are excluded from the calculation of diluted EPS. For the three months ended March 31, 2016, options to purchase 0.7 million shares of the Company’s common stock had an anti-dilutive effect on EPS, and accordingly, are excluded from the calculation of diluted EPS.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

The following table reconciles Net income to basic and diluted EPS:

	Three Months Ended March 31,
(in millions, except per share data)	2017	2016
Income from continuing operations	$7.2	$10.4
Gain from discontinued operations and disposal, net of tax	0.1	3.2
Net income	$7.3	$13.6
Weighted average shares outstanding – Basic	59.6	62.1
Dilutive effect of common stock equivalents	0.7	0.9
Weighted average shares outstanding – Diluted	60.3	63.0
Basic earnings per share:
Earnings from continuing operations	$0.12	$0.17
Earnings from discontinued operations and disposal, net of tax	—	0.05
Net earnings per share	$0.12	$0.22
Diluted earnings per share:
Earnings from continuing operations	$0.12	$0.17
Earnings from discontinued operations and disposal, net of tax	—	0.05
Net earnings per share	$0.12	$0.22
NOTE 8 – STOCK-BASED COMPENSATION
On December 31, 2016 and 2015, performance share units (“PSUs”) granted in 2014 and 2013, respectively, became fully vested. The EPS threshold associated with each of these awards was achieved at the maximum level, and 200% of the target shares were earned. In addition, during the three months ended March 31, 2017, certain restricted stock awards granted in 2014 became fully vested. These vested PSUs and restricted stock awards were net share settled. In connection with the issuance of the shares underlying these PSUs during the three months ended March 31, 2017 and 2016, and with the vesting of restricted stock, the Company transferred 0.1 million and 0.2 million shares, respectively, into Treasury stock, based upon the Company’s closing stock price on the vesting date, to satisfy the employees’ withholding obligation for applicable income and other employment taxes. The Company then remitted the equivalent cash value to the appropriate taxing authorities.
Total payments for the employees’ tax obligations to the relevant taxing authorities were $1.9 million and $2.4 million for the three months ended March 31, 2017 and 2016, respectively, and are reflected as a financing activity within the Condensed Consolidated Statements of Cash Flows.
NOTE 9 – STOCKHOLDERS’ EQUITY
Dividends
On February 17, 2017, the Company’s Board of Directors (the “Board”) declared a quarterly cash dividend of $0.07 per common share. The dividend totaled $4.2 million and was distributed on March 31, 2017 to holders of record at the close of business on March 10, 2017. During the three months ended March 31, 2016, dividends of $4.3 million were paid to stockholders.
On April 21, 2017, the Board declared a quarterly cash dividend of $0.07 per common share payable on June 2, 2017 to holders of record at the close of business on May 12, 2017.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

Stock Repurchase Program
In November 2014, the Board authorized a stock repurchase program (the “November 2014 program”) of up to $75.0 million of the Company’s common stock. The November 2014 program is intended primarily to facilitate opportunistic purchases of Company stock as a means to provide cash returns to stockholders, enhance stockholder returns and manage the Company’s capital structure.
During the three months ended March 31, 2016, the Company repurchased 1,291,974 shares for a total of $16.3 million under the November 2014 program. No shares were repurchased in the three months ended March 31, 2017.
Under its stock repurchase programs, the Company is authorized to repurchase, from time to time, shares of its outstanding common stock in the open market or through privately negotiated transactions. Stock repurchases by the Company are subject to market conditions and other factors and may be commenced, suspended or discontinued at any time.
Accumulated Other Comprehensive Loss
The following tables summarize the changes in each component of Accumulated other comprehensive loss, net of tax:

(in millions) (a)	Actuarial Losses	Foreign Currency Translation	Unrealized Gain on Derivatives	Total
Balance at January 1, 2017	$(79.0)	$(13.0)	$—	$(92.0)
Other comprehensive income (loss) before reclassifications	(0.3)	1.2	—	0.9
Amounts reclassified from accumulated other comprehensive loss	0.5	—	—	0.5
Net current-period other comprehensive income	0.2	1.2	—	1.4
Balance at March 31, 2017	$(78.8)	$(11.8)	$—	$(90.6)

(in millions) (a)	Actuarial Losses (b)	Foreign Currency Translation (c)	Unrealized Gain on Derivatives	Total
Balance at January 1, 2016	$(75.6)	$(13.3)	$0.1	$(88.8)
Other comprehensive income before reclassifications	0.3	1.4	—	1.7
Amounts reclassified from accumulated other comprehensive loss	1.5	7.7	(0.1)	9.1
Net current-period other comprehensive income (loss)	1.8	9.1	(0.1)	10.8
Balance at March 31, 2016	$(73.8)	$(4.2)	$—	$(78.0)

(a)	Amounts in parenthesis indicate debits.

(b)
In connection with the sale of Bronto, the Company recognized an actuarial loss of $0.4 million attributable to Bronto’s defined benefit plan and included it in the calculation of the associated gain on disposal in the three months ended March 31, 2016.

(c)
In connection with the sale of Bronto, the Company recognized a foreign currency translation loss of $7.7 million attributable to the Fire Rescue Group and included it in the calculation of the associated gain on disposal in the three months ended March 31, 2016.

The following table summarizes the amounts reclassified from Accumulated other comprehensive loss, net of tax, in the three months ended March 31, 2017 and 2016 and the affected line item in the Condensed Consolidated Statements of Operations:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in Condensed Consolidated Statements of Operations (a)
	2017	2016
	(in millions) (b)
Amortization of actuarial losses of defined benefit pension plans	$(0.8)	$(1.6)	(c)
Recognition of deferred gain on interest rate swap	—	0.1	Other income, net
Total before tax	(0.8)	(1.5)
Income tax benefit	0.3	0.5	Income tax expense
Total reclassifications for the period, net of tax	$(0.5)	$(1.0)

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

(a)	Continuing operations only.

(b)	Amount in parenthesis indicate debits to profit/loss.

(c)
The actuarial loss components of Accumulated other comprehensive loss are included in the computation of net periodic pension cost for the three months ended March 31, 2017 and 2016, as disclosed in Note 5 – Pensions.

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
Net sales by operating segment reflect sales of products and services to external customers, as reported in the Company’s Consolidated Statements of Operations. Intersegment sales are insignificant. The Company evaluates performance based on operating income of the respective segment. Operating income includes all revenues, costs and expenses directly related to the segment involved. In determining operating segment income, neither corporate nor interest expenses are included. The accounting policies of each operating segment are the same as those described in Note 1 – Summary of Significant Accounting Policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The results for the interim periods are not necessarily indicative of results for a full year.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

The following tables summarize the Company’s continuing operations by segment, including Net sales and Operating income (loss):

	Three Months Ended March 31,
(in millions)	2017	2016
Net sales:
Environmental Solutions	$127.8	$115.4
Safety and Security Systems	50.0	57.4
Total net sales	$177.8	$172.8
Operating income (loss):
Environmental Solutions	$10.3	$16.5
Safety and Security Systems	6.4	4.9
Corporate and eliminations	(5.4)	(5.3)
Total operating income	11.3	16.1
Interest expense	0.6	0.4
Debt settlement charges	—	0.3
Other income, net	(0.3)	(0.7)
Income before income taxes	$11.0	$16.1
NOTE 11 – RESTRUCTURING
The Company continues to review its businesses for opportunities to reduce operating expenses and focus on executing its strategy based on core competencies and cost efficiencies.
During the three months ended March 31, 2017, the Company recorded expenses of $0.3 million related to the closure of a manufacturing facility within the Safety and Security Systems Group. The Company anticipates that the closure of the facility will be complete during 2017 and does not expect any related future costs to be material. During the three months ended March 31, 2016, the Company recorded expenses of $1.2 million related to severance costs incurred in connection with a cost reduction plan within the Safety and Security Systems Group.
The following tables summarize the changes in the Company’s restructuring reserves, which are included within other current liabilities on the Company’s Consolidated Balance Sheets:

	2017	2016
Balance at January 1	$0.4	$—
Charge to expense	0.3	1.2
Cash payments	(0.2)	(0.2)
Balance at March 31	$0.5	$1.0
NOTE 12 – FAIR VALUE MEASUREMENTS
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
Contingent Consideration
The Company has a contingent obligation to transfer cash to the former owners of JJE if specified financial results are met over future reporting periods (i.e., an earn-out). Liabilities for contingent consideration are measured at fair value each reporting period, with the acquisition-date fair value included as part of the consideration transferred. Subsequent changes in fair value are recorded as a component of Acquisition and integration-related expenses on the Condensed Consolidated Statements of Operations.
The Company uses an income approach to value the contingent consideration obligation based on future financial performance, which is determined based on the present value of expected future cash flows. Due to the lack of relevant observable market data over fair value inputs, the Company has classified the contingent consideration liability within Level 3 of the fair value hierarchy outlined in ASC 820, Fair Value Measurements. Increases in the expected payout under a contingent consideration arrangement contribute to increases in the fair value of the related liability. Conversely, decreases in the expected payout under a contingent consideration arrangement contribute to decreases in the fair value of the related liability. Changes in assumptions could have an impact on the fair value of the contingent consideration, which has a maximum payout of C$10.0 million (approximately $7.5 million).
The following tables summarize the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2017:

	Fair Value Measurement at Reporting Date Using
(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$30.1	$—	$—	$30.1
Liabilities:
Contingent consideration	—	—	5.4	5.4
The following table provides a roll-forward of the fair value of recurring Level 3 fair value measurements for the three months ended March 31, 2017:

(in millions)	Three Months Ended March 31, 2017
Contingent consideration liability, at beginning of period	$5.1
Issuance of contingent consideration in connection with acquisitions	—
Settlements of contingent consideration liabilities	—
Foreign currency translation	0.1
Total losses included in earnings (a)	0.2
Contingent consideration liability, at end of period	$5.4

(a)
Changes in the fair value of contingent consideration liabilities are included as a component of Acquisition and integration-related expenses within the Condensed Consolidated Statements of Operations.

NOTE 13 – DISCONTINUED OPERATIONS
The Company recorded a net gain from discontinued operations and disposal of $0.1 million in the three months ended March 31, 2017. In the three months ended March 31, 2016, the Company recorded a net gain from discontinued operations and disposal of $3.2 million, primarily driven by the $4.0 million net gain on the sale of the Fire Rescue Group, partially offset by

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

the $0.6 million net loss that the Fire Rescue Group realized in its 2016 operations up to the January 29, 2016 sale completion date.
The following table presents the operating results of the Company’s discontinued Fire Rescue Group for the three months ended March 31, 2016:

Three Months Ended March 31, 2016 (a)
(in millions)
Net sales	$4.2
Cost of sales	3.9
Gross profit	0.3
Selling, engineering, general and administrative expenses	1.1
Operating loss	(0.8)
Other (income) expense, net	—
Loss before income taxes	(0.8)
Income tax benefit	(0.2)
Net loss from operations	$(0.6)

(a)	Only includes activity in the period up to the completion of the sale on January 29, 2016.
Assets and liabilities of discontinued operations
The following table presents the assets and liabilities of the Company’s discontinued operations, which include the Fire Rescue Group, as well as other operations discontinued in prior periods, as of March 31, 2017 and December 31, 2016:

	March 31, 2017			December 31, 2016
(in millions)	Fire Rescue	Other	Total	Fire Rescue	Other	Total
Deferred tax assets	$—	$1.1	$1.1	$—	$1.1	$1.1
Long-term assets of discontinued operations	$—	$1.1	$1.1	$—	$1.1	$1.1

Accrued liabilities:
Other current liabilities	$—	$0.9	$0.9	$1.3	$0.8	$2.1
Current liabilities of discontinued operations	$—	$0.9	$0.9	$1.3	$0.8	$2.1

Other long-term liabilities	$—	$2.0	$2.0	$—	$2.0	$2.0
Long-term liabilities of discontinued operations	$—	$2.0	$2.0	$—	$2.0	$2.0
The Company retains certain liabilities for other operations discontinued in prior periods, primarily for environmental remediation and product liability. Included in liabilities of discontinued operations at March 31, 2017 and December 31, 2016 is $0.6 million and $0.6 million, respectively, related to environmental remediation at the Pearland, Texas facility, and $1.8 million and $1.8 million, respectively, relating to estimated product liability obligations of the discontinued North American refuse truck body business.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide information that is supplemental to, and should be read together with, the condensed consolidated financial statements and the accompanying notes contained in this Form 10-Q, as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. Information in MD&A is intended to assist the reader in obtaining an understanding of (i) the condensed consolidated financial statements, (ii) the Company’s business segments and how the results of those segments impact the Company’s results of operations and financial condition as a whole and (iii) how certain accounting principles affect the Company’s condensed consolidated financial statements. The Company’s results for interim periods are not necessarily indicative of annual operating results.
Executive Summary
The Company is a leading global manufacturer and supplier of (i) sewer cleaners, vacuum trucks, street sweepers and other environmental vehicles and equipment and (ii) safety, security and communication equipment. We also are a designer and supplier of technology-based products and services for the public safety market. Following the June 2016 acquisition of JJE, the Company also distributes and re-sells products manufactured by other companies, which include refuse and recycling collection vehicles, camera systems, ice resurfacing equipment and snow-removal equipment. In addition, we sell parts and provide service, repair, equipment rentals and training as part of a comprehensive offering to our customer base. We operate ten manufacturing facilities in five countries around the world and provide products and integrated solutions to municipal, governmental, industrial and commercial customers in all regions of the world.
As described in Note 10 – Segment Information to the accompanying condensed consolidated financial statements, the Company’s business units are organized and managed in two operating segments: the Environmental Solutions Group and the Safety and Security Systems Group.
Net sales increased by $5.0 million, or 3%, in the three months ended March 31, 2017 as compared to the prior-year quarter. Our Environmental Solutions Group reported a net sales increase of $12.4 million, or 11%, largely due to $23.3 million of incremental net sales resulting from the JJE acquisition, which was completed in June 2016, partially offset by lower shipments of sewer cleaners and street sweepers in the U.S. Within our Safety and Security Systems Group, net sales decreased by $7.4 million, or 13%, largely due to lower sales of public safety products and outdoor warning systems.
Operating income decreased by $4.8 million, or 30%, to $11.3 million in the three months ended March 31, 2017 as compared to the prior-year quarter, primarily driven by a $6.2 million decline within our Environmental Solutions Group associated with changes in sales mix, with fewer sales into industrial markets and a higher percentage of sales of products manufactured by other companies, which tend to carry a lower margin, as well as negative operating leverage, additional operating expenses incurred in support of prior-year acquisitions, the inclusion of $0.5 million of expense relating to JJE purchase accounting effects and $0.2 million of acquisition-related expenses. Also contributing to the lower operating income within our Environmental Solutions Group in the current-year quarter was a $2.7 million increase in depreciation and amortization expense, largely resulting from depreciation on rental equipment acquired in the JJE transaction. Within our Safety and Security Systems Group, operating income in the current-year quarter improved by $1.5 million, largely due to lower employee costs, inclusive of the effects of previously implemented cost-reduction actions and a $0.9 million reduction in restructuring charges. Corporate expenses in the three months ended March 31, 2017 were largely unchanged from the prior-year quarter. Consolidated operating margin for the three months ended March 31, 2017, inclusive of purchase accounting effects and acquisition costs, was 6.4%, down from 9.3% in the prior-year quarter.
Income before income taxes decreased by $5.1 million, or 32%, to $11.0 million for the three months ended March 31, 2017 as compared to the prior-year quarter. The decrease resulted from the reduced operating income, a $0.2 million increase in interest expense, and a $0.4 million reduction in other income, partially offset by the absence of $0.3 million in debt settlement charges incurred in connection with the Company’s debt refinancing completed in the prior-year quarter.
Net income from continuing operations for the three months ended March 31, 2017 also benefited from a reduction in income tax expense of $1.9 million, largely due to lower pre-tax income levels. The effective tax rate for the three months ended March 31, 2017 was 34.5%, compared to 35.4% in the prior-year quarter.
Total orders for the three months ended March 31, 2017 were $214.6 million, an increase of $78.9 million, or 58%, compared to the prior-year quarter. Our Environmental Solutions Group reported total orders of $166.6 million in the first quarter of 2017, more than double its reported orders in the prior-year quarter, largely due to increased Canadian orders following the acquisition of JJE, as well as organic order growth in excess of $30 million, primarily driven by increased orders for sewer cleaners and street sweepers. Orders in our Safety and Security Systems Group were down $4.5 million, primarily due to lower orders for public safety products and outdoor warning systems.

In addition, we reported sequential order improvement in the first quarter of 2017, with total orders up $49.3 million, or 30%, compared to the fourth quarter of 2016. The improvement was primarily driven by a $46.3 million increase in orders within our Environmental Solutions Group, largely represented by improved industrial demand for sewer cleaners and vacuum trucks, higher municipal orders for street sweepers and increased orders for the distribution of refuse trucks.
Our consolidated backlog at March 31, 2017 was $174.0 million, up $38.5 million, compared to $135.5 million at March 31, 2016, largely as a result of the increase in orders received in the three months ended March 31, 2017.
Results of Operations
The following table summarizes our Condensed Consolidated Statements of Operations and illustrates the key financial indicators used to assess our consolidated financial results:

	Three Months Ended March 31,
($ in millions, except per share data)	2017	2016	Change
Net sales	$177.8	$172.8	$5.0
Cost of sales	134.2	125.4	8.8
Gross profit	43.6	47.4	(3.8)
Selling, engineering, general and administrative expenses	31.5	29.6	1.9
Acquisition and integration-related expenses	0.5	0.5	—
Restructuring	0.3	1.2	(0.9)
Operating income	11.3	16.1	(4.8)
Interest expense	0.6	0.4	0.2
Debt settlement charges	—	0.3	(0.3)
Other income, net	(0.3)	(0.7)	0.4
Income before income taxes	11.0	16.1	(5.1)
Income tax expense	3.8	5.7	(1.9)
Income from continuing operations	7.2	10.4	(3.2)
Gain from discontinued operations and disposal, net of tax	0.1	3.2	(3.1)
Net income	$7.3	$13.6	$(6.3)
Operating data:
Operating margin	6.4%	9.3%	(2.9)%
Diluted earnings per share – Continuing operations	$0.12	$0.17	$(0.05)
Total orders	214.6	135.7	78.9
Backlog	174.0	135.5	38.5
Depreciation and amortization	5.7	3.0	2.7
Net sales
Net sales increased by $5.0 million, or 3%, in the three months ended March 31, 2017 as compared to the prior-year quarter. The Environmental Solutions Group reported a net sales increase of $12.4 million, or 11%, largely due to $23.3 million of incremental net sales resulting from the JJE acquisition, which was completed in June 2016, partially offset by lower shipments of sewer cleaners and street sweepers in the U.S. Within the Safety and Security Systems Group, net sales decreased by $7.4 million, or 13%, largely due to lower sales of public safety products and outdoor warning systems.
Cost of sales
Cost of sales increased by $8.8 million, or 7%, for the three months ended March 31, 2017 compared to the prior-year quarter, largely due to an increase of $15.9 million, or 18%, within the Environmental Solutions Group, primarily driven by increased sales volumes, as well as the recognition of approximately $0.5 million of expense associated with purchase accounting effects, associated with the prior-year JJE acquisition. This increase was partially offset by a decrease in cost of sales of $7.1 million, or 19%, within the Safety and Security Systems Group, largely driven by lower sales volume.

Gross profit
Gross profit decreased by $3.8 million, or 8%, for the three months ended March 31, 2017, compared to the prior-year quarter, consisting of reductions within the Environmental Solutions Group and the Safety and Security Systems Group of $3.5 million and $0.3 million, respectively. The reduction in gross profit within the Environmental Solutions Group included the impact of a $2.7 million increase in depreciation and amortization expense, largely resulting from depreciation on rental equipment acquired in the JJE transaction, and the inclusion of $0.5 million of expense relating to purchase accounting effects. Gross margin for the three months ended March 31, 2017 decreased to 24.5%, from 27.4% in the prior-year quarter, largely due to incremental depreciation expense, purchase accounting expense effects, reduced operating leverage, with lower absorption of manufacturing costs, as well as unfavorable sales mix, with fewer sales into industrial markets and a higher percentage of sales of products manufactured by other companies, which tend to carry a lower margin, within the Environmental Solutions Group, partially offset by gross margin improvement within the Safety and Security Systems Group related to the savings associated with previously implemented material cost reduction initiatives and reductions in employee labor costs.
Selling, engineering, general and administrative expenses
Selling, engineering, general and administrative (“SEG&A”) expenses for the three months ended March 31, 2017 increased by $1.9 million, or 6%, compared to the prior-year quarter, largely due to increases of $2.5 million and $0.3 million within the Environmental Solutions Group and Corporate, respectively, partially offset by a $0.9 million decrease within the Safety and Security Systems Group. The increase in SEG&A expenses within the Environmental Solutions Group was largely the result of the addition of expenses of businesses acquired in the prior year, whereas the reductions within the Safety and Security Systems Group primarily related to lower employee costs.
Operating income
Operating income decreased by $4.8 million, or 30%, to $11.3 million in the three months ended March 31, 2017 as compared to the prior-year quarter, primarily driven by a $6.2 million decline within our Environmental Solutions Group associated with changes in sales mix, with fewer sales into industrial markets and a higher percentage of sales of products manufactured by other companies, which tend to carry a lower margin, as well as negative operating leverage, additional operating expenses incurred in support of prior-year acquisitions, the inclusion of $0.5 million of expense relating to purchase accounting effects and $0.2 million of acquisition-related expenses. Also contributing to the lower operating income within the Environmental Solutions Group in the current-year quarter was the $2.7 million increase in depreciation and amortization expense, noted above. Within our Safety and Security Systems Group, operating income in the current-year quarter improved by $1.5 million, largely due to lower employee costs, inclusive of the effects of previously implemented cost-reduction actions and a $0.9 million reduction in restructuring charges. Corporate expenses in the three months ended March 31, 2017 were largely unchanged from the prior-year quarter. Consolidated operating margin for the three months ended March 31, 2017, inclusive of purchase accounting effects and acquisition costs, was 6.4%, down from 9.3% in the prior-year quarter.
Interest expense
Interest expense for the three months ended March 31, 2017 increased by $0.2 million compared to the same period of the prior year, largely due to higher average debt levels.
Other income, net
For the three months ended March 31, 2017 and March 31, 2016, other income, net, totaled $0.3 million and $0.7 million, respectively, and was primarily represented by realized gains from foreign currency transactions.
Income tax expense
The Company recognized income tax expense of $3.8 million and $5.7 million for the three months ended March 31, 2017 and 2016, respectively. The decrease in tax expense in the current-year quarter is largely due to lower pre-tax income levels. The effective tax rate for the three months ended March 31, 2017 was 34.5%, compared to 35.4% in the prior-year quarter.

Income from continuing operations
Income from continuing operations for the three months ended March 31, 2017 decreased by $3.2 million compared to the prior-year period, largely due to the aforementioned reduction in operating income, increase in interest expense, and decrease in other income, net, partially offset by $1.9 million decrease in income tax expense, and the absence of $0.3 million in debt settlement charges incurred in connection with the Company’s debt refinancing completed in the prior-year quarter.
Gain from discontinued operations and disposal, net of tax
The Company recorded a net gain from discontinued operations and disposal of $0.1 million in the three months ended March 31, 2017. In the three months ended March 31, 2016, the Company recorded a net gain from discontinued operations and disposal of $3.2 million, primarily driven by the $4.0 million net gain on the sale of the Fire Rescue Group, partially offset by the $0.6 million net loss that the Fire Rescue Group realized in its 2016 operations up to the January 29, 2016 sale completion date.
Orders
The Company’s historical order information presented herein includes orders received from JJE. Subsequent to the completion of the acquisition of JJE on June 3, 2016, orders from JJE are no longer included in the Company’s total orders. Instead, subsequent to the completion of the acquisition of JJE, total orders will include orders that JJE receives from end customers. These orders may include orders for products manufactured or supplied by the Company’s Environmental Solutions Group, as well as for products manufactured or supplied by third-party vendors.
During the three months ended March 31, 2016, orders that were received from JJE prior to the acquisition date, which were included in total orders, totaled $3.0 million.
Three months ended March 31, 2017 vs. three months ended March 31, 2016
Total orders for the three months ended March 31, 2017 were $214.6 million, an increase of $78.9 million, or 58%, compared to the prior-year quarter. The Environmental Solutions Group reported total orders of $166.6 million in the first quarter of 2017, more than double its reported orders in the prior-year quarter, largely due to increased Canadian orders following the acquisition of JJE, as well as order growth in our legacy businesses in excess of $30 million, primarily driven by increased orders for sewer cleaners and street sweepers. Orders in the Safety and Security Systems Group were down $4.5 million, primarily due to lower orders for public safety products and outdoor warning systems.
U.S. municipal and governmental orders increased by $14.2 million, or 22%, primarily due to a $18.2 million improvement within the Environmental Solutions Group, largely represented by increases in orders for for sewer cleaners and street sweepers or $11.7 million and $7.4 million, respectively. These improvements were partially offset by a $4.0 million reduction in municipal orders within the Safety and Security Systems Group, largely driven by the timing of orders received from public safety markets.
U.S. industrial orders increased by 80%, largely driven by a $31.3 million increase within the Environmental Solutions Group, primarily related to higher demand for sewer cleaners and orders for recently acquired product lines, including orders for rental equipment and refuse trucks, largely resulting from the JJE acquisition.
Non-U.S. orders increased by 103%, largely due to a $33.9 million increase within the Environmental Solutions Group, reflective of increased Canadian orders received following the acquisition of JJE in the second quarter of 2016. Within the Safety and Security Systems Group, non-U.S. orders decreased by $1.4 million, primarily due to lower orders from international public safety markets, partially offset by improved demand in global industrial markets.
Backlog
Backlog was $174.0 million at March 31, 2017 compared to $135.5 million at March 31, 2016. The increase of $38.5 million, or 28%, was primarily due to a $54.0 million increase in backlog within the Environmental Solutions Group, largely due to the JJE acquisition and increased demand for sewer cleaners and street sweepers, partially offset by a $15.5 million reduction in backlog within the Safety and Security Systems Group, primarily due to lower orders for public safety products and outdoor warning systems.

Environmental Solutions
The following table summarizes the Environmental Solutions Group’s operating results as of and for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
($ in millions)	2017	2016	Change
Net sales	$127.8	$115.4	$12.4
Operating income	10.3	16.5	(6.2)
Operating data:
Operating margin	8.1%	14.3%	(6.2)%
Total orders	$166.6	$83.2	$83.4
Backlog	155.4	101.4	54.0
Depreciation and amortization	4.6	1.8	2.8
Three months ended March 31, 2017 vs. three months ended March 31, 2016
Total orders increased by $83.4 million, or 100%, for the three months ended March 31, 2017. U.S. orders increased by $49.4 million, largely due to improvements in orders for sewer cleaners and street sweepers of $23.3 million and $8.9 million, respectively. The prior-year acquisition of JJE also contributed $9.4 million of the improvement. Non-U.S. orders increased by $34.0 million, primarily attributable to the prior-year acquisition of JJE which contributed a net $37.1 million in orders, comprised primarily of orders for refuse trucks, sewer cleaners, street sweepers, vacuum trucks and used equipment.
Net sales increased by $12.4 million, or 11%, for the three months ended March 31, 2017. U.S. sales increased by $3.5 million, primarily due to the JJE acquisition, which contributed $8.5 million of net sales in the current-year quarter, a $1.9 million increase in vacuum truck sales and a $3.8 million improvement in parts and service revenues. Partially offsetting these increases were reductions in sales of street sweepers and sewer cleaners of $6.7 million and $4.9 million, respectively. Non-U.S. sales increased by $8.9 million, primarily as a result of the net effect of the JJE acquisition.
Cost of sales increased by $15.9 million, or 18%, for the three months ended March 31, 2017, primarily attributable to higher sales volumes, the impact of a $2.7 million increase in depreciation and amortization expense, largely resulting from depreciation on rental equipment acquired in the JJE transaction, as well as the recognition of approximately $0.5 million of expense associated with purchase accounting effects in connection with the prior-year acquisition of JJE. Gross margin decreased to 19.1% from 24.2% in the prior-year quarter, largely due to incremental depreciation expense, purchase accounting expense effects, reduced operating leverage, with lower absorption of manufacturing costs, as well as unfavorable sales mix, with fewer sales into industrial markets and a higher concentration of sales of products manufactured by other companies, which tend to carry a lower margin.
SEG&A expenses increased by $2.5 million for the three months ended March 31, 2017, largely due to the addition of expenses associated with JJE, which was acquired in the prior year.
Operating income for the three months ended March 31, 2017 decreased by $6.2 million, largely due to a $3.5 million decrease in gross profit, inclusive of the aforementioned purchase accounting expense effects, the $2.5 million increase in SEG&A expenses and the inclusion of $0.2 million of acquisition and integration-related expenses.
Backlog was $155.4 million at March 31, 2017, up 53% compared to $101.4 million at March 31, 2016. The increase is primarily due to the contribution of $39.5 million of backlog from JJE, as well as the effects of improved demand for sewer cleaners.
Safety and Security Systems
The following table summarizes the Safety and Security Systems Group’s operating results as of and for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
($ in millions)	2017	2016	Change
Net sales	$50.0	$57.4	$(7.4)
Operating income	6.4	4.9	1.5
Operating data:
Operating margin	12.8%	8.5%	4.3%
Total orders	$48.0	$52.5	$(4.5)
Backlog	18.6	34.1	(15.5)
Depreciation and amortization	1.0	1.1	(0.1)

Three months ended March 31, 2017 vs. three months ended March 31, 2016
Total orders decreased by $4.5 million or 9%, for the three months ended March 31, 2017. In the aggregate, U.S. orders decreased by $3.0 million, primarily driven by reductions in orders for public safety products and outdoor warning systems of $2.6 million and $1.1 million, respectively, partially offset by a $0.7 million improvement in orders for industrial products. Non-U.S. orders decreased by $1.5 million, primarily due to reductions in orders for public safety products and outdoor warning systems of $2.1 million and $0.7 million, respectively, which were largely indicative of the receipt of large orders received in the prior-year quarter that did not repeat. Partially offsetting these decreases was a $1.3 million improvement in orders for industrial products from customers in international oil and gas markets.
Net sales decreased by $7.4 million, or 13%, for the three months ended March 31, 2017. U.S. sales decreased by $3.8 million, or 11%, primarily due to a $2.6 million reduction in sales of outdoor warning systems, and a $2.1 million reduction in sales into domestic public safety markets, partially offset by a $0.9 million improvement in sales into domestic industrial markets. Non-U.S. sales decreased by $3.6 million, or 17%, primarily due to reductions in sales into international public safety markets and industrial markets of $3.1 million and $1.1 million, respectively, primarily associated with the aforementioned large orders in the prior-year quarter that did not repeat. Partially offsetting these decreases was a $0.7 million improvement in sales of outdoor warning systems, driven by a large order received from the Middle East.
Cost of sales decreased by $7.1 million, or 19%, for the three months ended March 31, 2017, largely due to the effects of lower sales volume, as well as the effects of previously implemented material cost reduction initiatives and reductions in employee expenses and labor costs. These actions contributed to an improved gross margin for the three months ended March 31, 2017 of 38.4%, compared to 34.0% in the prior-year quarter.
SEG&A expenses for the three months ended March 31, 2017 were $0.9 million lower than the prior-year quarter, largely due to lower employee costs, inclusive of the effects of previously implemented cost-reduction actions.
Operating income increased by $1.5 million for the three months ended March 31, 2017, largely due to the $0.9 million reduction in SEG&A expenses, as well as $0.9 million reduction in restructuring charges, partially offset by a $0.3 million decrease in gross profit.
Backlog was $18.6 million at March 31, 2017 compared to $34.1 million at March 31, 2016. The decrease was driven by lower orders for public safety products and outdoor warning systems.
Corporate Expenses
Corporate operating expenses for the three months ended March 31, 2017 were $5.4 million, compared to $5.3 million in the prior-year quarter. The increase was primarily driven by a $0.3 million increase in SEG&A expenses, inclusive of the recognition of executive severance costs, partially offset by a $0.2 million reduction in acquisition and integration-related expenses. In the prior-year quarter, the Company incurred $0.5 million in acquisition and integration-related expenses, primarily represented by professional service fees in connection with the JJE acquisition, whereas in the current-year quarter, the Company incurred $0.3 million of similar expenses in pursuing additional acquisition opportunities.
Seasonality of Company’s Business
Certain of the Company’s businesses are susceptible to the influences of seasonal factors, including buying patterns, delivery patterns and productivity influences from holiday periods and weather. In general, the Company tends to have lower sales in the first calendar quarter of each year compared to other quarters as a result of these factors.

Financial Condition, Liquidity and Capital Resources
The Company uses its cash flow from operations to fund growth and to make capital investments that sustain its operations, reduce costs, or both. Beyond these uses, remaining cash is used to pay down debt, repurchase shares, fund dividend payments and make pension contributions. The Company is also committed to pursuing additional strategic acquisitions of businesses. In the absence of significant unanticipated cash demands, we believe that the Company’s existing cash balances, cash flow from operations and borrowings available under the 2016 Credit Agreement (including the accordion feature), will provide funds sufficient for these purposes. The net cash flows associated with the Company’s rental equipment transactions are included in cash flow from operating activities. Subsequent to the acquisition of JJE, such net cash flows may become more significant, and as such, cash flow from operating activities may not be directly comparable with amounts reported in periods prior to the acquisition.
The Company’s cash and cash equivalents totaled $56.8 million and $50.7 million as of March 31, 2017 and December 31, 2016, respectively. As of March 31, 2017, $18.2 million of cash and cash equivalents was held by foreign subsidiaries. Cash and cash equivalents held by subsidiaries outside the U.S. typically are held in the currency of the country in which it is located. This cash is used to fund the operating activities of our foreign subsidiaries and for further investment in foreign operations. Generally, we consider such cash to be permanently reinvested in our foreign operations and our current plans do not demonstrate a need to repatriate such cash to fund U.S. operations. However, in the event that these funds were needed to fund U.S. operations or to satisfy U.S. obligations, they generally could be repatriated. The repatriation of these funds may then cause us to incur additional U.S. income tax expense, which would be dependent on income tax laws and other circumstances at the time any such amounts were repatriated.
Net cash of $13.7 million was generated by continuing operating activities in the three months ended March 31, 2017, compared to a $6.7 million net cash usage in the prior-year quarter. The first quarter is typically a period in which our businesses add primary working capital (defined as accounts receivable and inventories, net, less accounts payable and customer deposits). We began 2017 with a higher total primary working capital level than when entering the prior year, partly due to the acquisition of JJE, whose inventory levels at any point in time can fluctuate based on demand given the distribution model, as well as the advanced purchase of inventory to meet anticipated production requirements. In addition, the first quarter of 2017 included improved accounts receivable collections and extension of accounts payables, which were largely timing related. As a result of these factors, operating cash flow in the three months ended March 31, 2017 benefited from a lower increase in primary working capital in the current-year quarter than in comparison to the same period of the prior year. Cash flow from continuing operating activities in the first quarter also include the effects of annual incentive compensation payments, which were lower in the three months ended March 31, 2017 than in the prior-year quarter.
Net cash of $1.1 million and $8.7 million was used for continuing investing activities in the three months ended March 31, 2017 and 2016, respectively. Capital expenditures in the three months ended March 31, 2017 and 2016 were $1.1 million and $2.0 million, respectively. In the three months ended March 31, 2016, the Company paid an initial $6.2 million to acquire Westech Vac Systems, Ltd. Net cash provided by discontinued investing activities totaled $82.3 million in the three months ended March 31, 2016, which represented the initial net proceeds received from the sale of Bronto.
Net cash of $5.6 million was used for continuing financing activities in the three months ended March 31, 2017, compared with $67.7 million in the prior year. In the three months ended March 31, 2017, the Company funded cash dividends of $4.2 million and redeemed $1.9 million of stock in order to remit funds to tax authorities to satisfy employees’ minimum tax withholdings following the vesting of stock-based compensation. In the three months ended March 31, 2016, the Company funded cash dividends of $4.3 million, repurchased $16.3 million of treasury stock, and redeemed $2.4 million of stock in order to remit funds to tax authorities to satisfy employees’ minimum tax withholdings following the vesting of stock-based compensation. In addition, in the prior-year period the Company also paid the remaining $43.4 million of term loan debt outstanding under the Company’s March 13, 2013 Credit Agreement (the “2013 Credit Agreement”) and spent $1.1 million on fees in connection with its debt refinancing.
The Company uses the ratio of total debt to consolidated adjusted EBITDA as one measure of its long-term financial stability. The ratio of debt to consolidated adjusted EBITDA is a non-GAAP measure that represents total debt divided by the trailing 12-month total of income from continuing operations, interest expense, debt settlement charges, acquisition and integration-related expenses, restructuring activity, executive severance costs, purchase accounting effects, other income/expense, income tax expense, and depreciation and amortization expense. In calculating the ratio, the Company believes that consolidated adjusted EBITDA is representative of the Company’s underlying performance and further improves the comparability of results between reporting periods. The Company uses the ratio to calibrate the magnitude of its debt and its debt capacity against consolidated adjusted EBITDA, which is used as an operating performance measure. We believe that investors use a version of this ratio in a similar manner. For these reasons, the Company believes that the ratio is a meaningful metric to investors in evaluating the Company’s long-term financial performance and stability. Other companies may use different methods to calculate total debt to

EBITDA. The following table summarizes the Company’s ratio of total debt to consolidated adjusted EBITDA and reconciles income from continuing operations to consolidated adjusted EBITDA as of and for the trailing 12-month periods ended March 31, 2017 and 2016:

	Trailing Twelve Months Ending March 31,
(in millions)	2017	2016
Total debt	$64.5	$0.6

Income from continuing operations	36.2	61.8
Add:
Interest expense	2.1	2.1
Debt settlement charges	—	0.3
Acquisition and integration-related expenses	1.4	—
Restructuring	0.8	1.6
Executive severance costs	0.7	—
Purchase accounting effects	4.4	—
Other income, net	(0.9)	(0.9)
Income tax expense	15.5	31.5
Depreciation and amortization	21.4	12.3
Consolidated adjusted EBITDA	$81.6	$108.7

Total debt to consolidated adjusted EBITDA ratio	0.8	0.0
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
The 2016 Credit Agreement is a $325.0 million revolving credit facility, maturing on January 27, 2021, that provides for borrowings in the form of loans or letters of credit up to the aggregate availability under the facility, with a sub-limit of $50.0 million for letters of credit. The 2016 Credit Agreement allows for the Borrowers to borrow in denominations of U.S. Dollars, Canadian Dollars (up to a maximum of C$85.0 million) or euros (up to a maximum of €20.0 million). In addition, the 2016 Credit Agreement includes an accordion feature, whereby the Company may cause the commitments to increase by up to an additional $75.0 million, subject to the approval of the applicable lenders providing such additional financing. Borrowings under the 2016 Credit Agreement may be used for working capital and general corporate purposes, including permitted acquisitions.
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
The Company is subject to certain leverage ratio and interest coverage ratio financial covenants under the 2016 Credit Agreement that are to be measured at each fiscal quarter-end. The Company was in compliance with all such covenants as of March 31, 2017. The 2016 Credit Agreement also includes a “covenant holiday” period, which allows for the temporary increase of the minimum leverage ratio following the completion of a permitted acquisition, or a series of permitted acquisitions, when the total consideration exceeds a specified threshold. In addition, the 2016 Credit Agreement includes customary negative covenants, subject to certain exceptions, restricting or limiting the Company’s and its subsidiaries’ ability to, among other things: (i) make non-ordinary course dispositions of assets, (ii) make certain fundamental business changes, such as merge, consolidate or enter into any similar combination, (iii) make restricted payments, including dividends and stock repurchases, (iv) incur indebtedness, (v) make certain loans and investments, (vi) create liens, (vii) transact with affiliates, (viii) enter into sale/leaseback transactions, (ix) make negative pledges and (x) modify subordinated debt documents.
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
In connection with its debt refinancing in the three months ended March 31, 2016, the Company repaid the remaining $43.4 million of principal outstanding under the 2013 Credit Agreement and wrote off approximately $0.3 million of unamortized deferred financing fees associated with the 2013 Credit Agreement. The Company incurred $1.1 million of debt issuance costs in connection with the execution of the 2016 Credit Agreement. Such fees have been deferred and are being amortized over the five-year term.
As of March 31, 2017, there was $63.8 million of cash drawn and $18.2 million of undrawn letters of credit under the 2016 Credit Agreement, with $243.0 million of net availability for borrowings. As of December 31, 2016, there was $63.2 million cash drawn and $18.0 million of undrawn letters of credit under the 2016 Credit Agreement, with $243.8 million of net availability for borrowings.
As of March 31, 2017 and December 31, 2016, there were no borrowings against the Company’s non-U.S. lines of credit which provide for borrowings of up to $0.2 million.
For the three months ended March 31, 2017, there were no gross borrowings or gross payments under the 2016 Credit Agreement. For the three months ended March 31, 2016, gross borrowings and gross payments under the 2016 Credit Agreement were $5.0 million and $5.0 million, respectively.
The Company anticipates that capital expenditures for 2017 will be in the range of $10 million to $15 million.
Contractual Obligations and Off-Balance Sheet Arrangements
During the three months ended March 31, 2017, there have been no material changes in the Company’s contractual obligations and off-balance sheet arrangements as described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
See Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. During the three months ended March 31, 2017, there have been no significant changes in our exposure to market risk.

Item 4.	Controls and Procedures.
As required by Rule 13a-15 under the Exchange Act, the Company’s management, with the participation of the Company’s Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of March 31, 2017. Based on that evaluation, the Company’s Chief Executive Officer and Interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2017.
As a matter of practice, the Company’s management continues to review and document internal control and procedures for financial reporting. From time to time, the Company may make changes aimed at enhancing the effectiveness of the controls and ensuring that the systems evolve with the business. There were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting during the three months ended March 31, 2017.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
The information set forth under the heading “Legal Proceedings” in Note 6 – Commitments and Contingencies to the accompanying condensed consolidated financial statements as included in Part I of this Form 10-Q is incorporated herein by reference.
Item 1A. Risk Factors.
There have been no material changes in the Company’s risk factors as described in Item 1A, Risk Factors, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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
The Company is able to declare dividends at current levels under the restricted payment guidelines set forth above.
Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (a)
January 2017 (1/1/17 – 2/4/17)	—	$—	—	$31,395,802
February 2017 (2/5/17 – 3/4/17)	—	—	—	31,395,802
March 2017 (3/5/17 – 4/1/17)	—	—	—	31,395,802

(a)	On November 4, 2014, the Board authorized a stock repurchase program of up to $75.0 million of the Company’s common stock.

Item 3.	Defaults upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.

Submission of Matters to a Vote of Security Holders

The Company held its 2017 Annual Meeting of Stockholders on April 21, 2017. As of the February 28, 2017 record date, there were 59,721,376 shares of the Company’s common stock outstanding. The holders of 56,123,077 shares of common stock, representing 93.97% of the outstanding shares entitled to vote as of the record date, were represented at the meeting in person or by proxy. This amount represented a quorum. Set forth below are the final voting results for each of the four proposals submitted to a vote of the Company’s stockholders at the meeting. The proposals are described in detail in the Company’s 2017 Proxy Statement filed with the SEC on March 10, 2017 (the “2017 Proxy Statement”).

Proposal 1

The following nominees were elected to the Board to hold office for one year or until their successors are elected and qualified. There were no abstentions, and 4,668,785 broker non-votes, with respect to this matter. The voting results were as follows:

	For	Withhold
James E. Goodwin	46,399,214	5,055,078
Paul W. Jones	50,497,607	956,685
Bonnie C. Lind	51,222,969	231,323
Dennis J. Martin	51,211,071	243,221
Richard R. Mudge	51,221,345	232,947
William F. Owens	51,220,975	233,317
Brenda L. Reichelderfer	51,240,777	213,515
Jennifer L. Sherman	51,238,516	215,776
John L. Workman	51,210,892	243,400

Proposal 2

The stockholders, in an advisory vote, approved the named executive officer compensation as disclosed in the 2017 Proxy Statement. There were 4,668,785 broker non-votes with respect to this matter. The voting results were as follows:

For	Against	Abstentions
50,651,917	585,473	216,902

Proposal 3

The stockholders, in an advisory vote, approved the annual frequency of future advisory votes on executive officer compensation. There were 4,668,785 broker non-votes with respect to this matter. The voting results were as follows:

1 Year	2 Years	3 Years	Abstentions
38,954,461	36,063	12,272,973	190,795

In accordance with the stockholder vote on this proposal at our 2017 Annual Meeting, the Board has determined that the Company’s policy is to hold a stockholder advisory vote on executive compensation every year until the next required advisory vote on the frequency of advisory votes on executive officer compensation. The Company is required to hold advisory votes on frequency every six years.

Proposal 4

The stockholders ratified the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for 2017. There were no broker non-votes with respect to this matter. The voting results were as follows:

For	Against	Abstentions
56,024,498	79,513	19,066
Other Events
On April 27, 2017, the Company issued a press release announcing its financial results for the three months ended March 31, 2017. The full text of the first quarter financial results press release is attached hereto as Exhibit 99.1 to this Form 10-Q.

Item 6.     Exhibits.

3.1	Restated Certificate of Incorporation of the Company. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed April 30, 2010.

3.2	Amended and Restated By-laws of the Company. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed February 9, 2016.

10.1 *	Employment Letter Executed March 31, 2017 between the Company and David G. Martin. Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed April 6, 2017.

31.1	CEO Certification under Section 302 of the Sarbanes-Oxley Act.

31.2	CFO Certification under Section 302 of the Sarbanes-Oxley Act.

32.1	CEO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act.

32.2	CFO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act.

99.1	First Quarter Financial Results Press Release, Dated April 27, 2017.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(a)(3) of Form 10-K.

SIGNATURE
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Signal Corporation

Date:	April 27, 2017	/s/ Ian A. Hudson
Ian A. Hudson
Vice President and Interim Chief Financial Officer (Principal Financial Officer)