Form 10-Q
period 2017-09-30
FEDERAL SIGNAL CORP /DE/
filed 2017-11-02
CIK 277509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of October 31, 2017, the number of shares outstanding of the registrant’s common stock was 59,983,833.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).
FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2017	2016	2017	2016
Net sales	$248.7	$186.7	$650.9	$531.8
Cost of sales	187.4	141.4	491.3	394.1
Gross profit	61.3	45.3	159.6	137.7
Selling, engineering, general and administrative expenses	38.3	31.1	104.7	91.0
Acquisition and integration-related expenses	0.7	0.3	2.2	1.2
Restructuring	0.1	0.4	0.5	1.6
Operating income	22.2	13.5	52.2	43.9
Interest expense	2.7	0.6	4.6	1.4
Debt settlement charges	—	—	—	0.3
Other income, net	(0.5)	(0.3)	(1.0)	(1.3)
Income before income taxes	20.0	13.2	48.6	43.5
Income tax expense	7.5	5.7	17.4	16.2
Income from continuing operations	12.5	7.5	31.2	27.3
Gain from discontinued operations and disposal, net of income tax (benefit) expense of $(0.0), $(1.0), $(0.0) and $3.1, respectively	—	1.0	—	3.9
Net income	$12.5	$8.5	$31.2	$31.2
Basic earnings per share:
Earnings from continuing operations	$0.21	$0.12	$0.52	$0.45
Earnings from discontinued operations and disposal, net of tax	—	0.02	—	0.06
Net earnings per share	$0.21	$0.14	$0.52	$0.51
Diluted earnings per share:
Earnings from continuing operations	$0.21	$0.12	$0.52	$0.45
Earnings from discontinued operations and disposal, net of tax	—	0.02	—	0.06
Net earnings per share	$0.21	$0.14	$0.52	$0.51
Weighted average common shares outstanding:
Basic	59.8	59.8	59.7	60.7
Diluted	60.6	60.6	60.4	61.5
Cash dividends declared per common share	$0.07	$0.07	$0.21	$0.21
See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016
Net income	$12.5	$8.5	$31.2	$31.2
Other comprehensive income (loss):
Change in foreign currency translation adjustment	3.3	(0.9)	9.5	5.1
Change in unrecognized net actuarial losses related to pension benefit plans, net of income tax expense of $0.2, $0.7, $0.7 and $2.2, respectively	(0.1)	1.3	—	5.1
Change in unrealized net gain on derivatives, net of income tax expense (benefit) of $0.0, $0.0, $0.2 and $(0.1), respectively	0.2	—	0.4	(0.1)
Total other comprehensive income	3.4	0.4	9.9	10.1
Comprehensive income	$15.9	$8.9	$41.1	$41.3
See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2017	December 31, 2016
(in millions, except per share data)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$28.2	$50.7
Accounts receivable, net of allowances for doubtful accounts of $1.5 and $0.8, respectively	118.9	81.3
Inventories	143.9	120.1
Prepaid expenses and other current assets	9.6	7.5
Total current assets	300.6	259.6
Properties and equipment, net of accumulated depreciation of $108.2 and $101.3, respectively	63.2	42.9
Rental equipment, net of accumulated depreciation of $17.6 and $9.7, respectively	88.8	80.8
Goodwill	371.4	236.5
Intangible assets, net of accumulated amortization of $3.6 and $0.5, respectively	161.1	10.2
Deferred tax assets	6.8	8.2
Deferred charges and other assets	4.3	3.9
Long-term assets of discontinued operations	1.0	1.1
Total assets	$997.2	$643.2
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term borrowings and capital lease obligations	$0.2	$0.5
Accounts payable	63.0	35.3
Customer deposits	7.3	4.5
Accrued liabilities:
Compensation and withholding taxes	20.5	13.8
Other current liabilities	35.2	28.7
Current liabilities of discontinued operations	0.8	2.1
Total current liabilities	127.0	84.9
Long-term borrowings and capital lease obligations	282.9	63.5
Long-term pension and other postretirement benefit liabilities	55.6	61.1
Deferred gain	9.2	10.7
Deferred tax liabilities	67.7	—
Other long-term liabilities	27.8	26.9
Long-term liabilities of discontinued operations	1.8	2.0
Total liabilities	572.0	249.1
Stockholders’ equity:
Common stock, $1 par value per share, 90.0 shares authorized, 66.0 and 65.4 shares issued, respectively	66.0	65.4
Capital in excess of par value	205.7	200.3
Retained earnings	320.4	301.8
Treasury stock, at cost, 6.0 and 5.8 shares, respectively	(84.8)	(81.4)
Accumulated other comprehensive loss	(82.1)	(92.0)
Total stockholders’ equity	425.2	394.1
Total liabilities and stockholders’ equity	$997.2	$643.2
See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
(in millions)	2017	2016
Operating activities:
Net income	$31.2	$31.2
Adjustments to reconcile net income to net cash provided by operating activities:
Gain from discontinued operations and disposal	—	(3.9)
Depreciation and amortization	21.3	13.0
Deferred financing costs	0.2	0.5
Deferred gain	(1.5)	(1.4)
Stock-based compensation expense	3.5	3.4
Pension expense, net of funding	(4.2)	(4.2)
Provision for doubtful accounts	0.5	0.3
Deferred income taxes	3.3	9.6
Changes in operating assets and liabilities, net of effects of acquisitions and discontinued operations	(2.2)	(31.4)
Net cash provided by continuing operating activities	52.1	17.1
Net cash (used for) provided by discontinued operating activities	(0.5)	0.8
Net cash provided by operating activities	51.6	17.9
Investing activities:
Purchases of properties and equipment	(5.3)	(4.8)
Payments for acquisitions, net of cash acquired	(269.2)	(102.6)
Other, net	0.2	(0.5)
Collection of cash provided to customer	—	6.0
Net cash used for continuing investing activities	(274.3)	(101.9)
Net cash (used for) provided by discontinued investing activities	(1.1)	88.0
Net cash used for investing activities	(275.4)	(13.9)
Financing activities:
Increase in revolving lines of credit, net	214.1	64.8
Payments on long-term borrowings	—	(43.4)
Payments of debt financing fees	(0.2)	(1.1)
Purchases of treasury stock	—	(33.8)
Redemptions of common stock to satisfy withholding taxes related to stock-based compensation	(2.5)	(2.6)
Cash dividends paid to stockholders	(12.6)	(12.8)
Proceeds from stock-based compensation activity	1.5	0.4
Other, net	(0.3)	(0.4)
Net cash provided by (used for) continuing financing activities	200.0	(28.9)
Net cash provided by discontinued financing activities	—	0.7
Net cash provided by (used for) financing activities	200.0	(28.2)
Effects of foreign exchange rate changes on cash and cash equivalents	1.3	(1.0)
Decrease in cash and cash equivalents	(22.5)	(25.2)
Cash and cash equivalents at beginning of year	50.7	76.0
Cash and cash equivalents at end of period	$28.2	$50.8
See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(in millions)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2017	$65.4	$200.3	$301.8	$(81.4)	$(92.0)	$394.1
Net income			31.2			31.2
Total other comprehensive income					9.9	9.9
Cash dividends declared			(12.6)			(12.6)
Stock-based payments:
Stock-based compensation		2.9				2.9
Stock option exercises and other	0.4	2.7		(1.5)		1.6
Performance share unit transactions	0.2	(0.2)		(1.9)		(1.9)
Balance at September 30, 2017	$66.0	$205.7	$320.4	$(84.8)	$(82.1)	$425.2

(in millions)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2016	$64.8	$195.6	$274.9	$(40.9)	$(88.8)	$405.6
Net income			31.2			31.2
Total other comprehensive income					10.1	10.1
Cash dividends declared			(12.8)			(12.8)
Stock-based payments:
Stock-based compensation		2.9				2.9
Stock option exercises and other	0.2	0.7		(0.2)		0.7
Performance share unit transactions	0.4	(0.4)		(2.4)		(2.4)
Stock repurchase program				(33.8)		(33.8)
Balance at September 30, 2016	$65.4	$198.8	$293.3	$(77.3)	$(78.7)	$401.5
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
As discussed in Note 2 – Acquisitions, on June 2, 2017, the Company completed the acquisition of all of the outstanding shares of capital stock of GenNx/TBEI Intermediate Co., a Delaware corporation (“TBEI”). TBEI is a leading U.S. manufacturer of dump truck bodies and trailers serving maintenance and infrastructure end-markets. The Condensed Consolidated Balance Sheet as of September 30, 2017 includes preliminary fair values assigned to the assets acquired and liabilities assumed in connection with the acquisition, whereas the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2017 include the post-acquisition operating results of TBEI.
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
The new revenue standard will be effective for the Company beginning January 1, 2018, and we expect to apply the “modified retrospective” method of adoption. In preparation for the adoption of the new standard, the Company has established a project management team responsible for analyzing the impact of ASU 2014-09, and the related amendments, across all revenue streams. The project management team is currently reviewing current accounting policies and practices, including a representative sample of contracts with customers, to identify potential differences that would result from applying the requirements under the new standard. In addition, the Company is in the process of designing and implementing the appropriate controls over gathering and reporting the information required to support the expanded disclosure requirements. The Company’s revenue is primarily generated from the sale of finished products to customers. Those sales predominantly contain a single delivery element and revenue is recognized at a single point in time when ownership, risks and benefits transfer. The timing of revenue recognition for these transactions is not expected to be significantly impacted by the new standard. While the Company has not yet finalized its assessment of the impact of the new standard and is in the process of analyzing accounting policies and contracts for its recent acquisition, based on the analysis completed to date, the Company does not expect that the adoption of the revised guidance will have a material impact on its financial position, results of operations, or cash flows. We anticipate the primary impact to be the additional required disclosures around revenue recognition in the notes to the consolidated financial statements.
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
In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment, which eliminates Step 2 from the goodwill impairment test. An entity will therefore perform the goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, and recognize an impairment charge for the amount by which the carrying amount exceeds the fair value, not to exceed the total amount of goodwill allocated to the

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

reporting unit. An entity still has the option to perform a qualitative assessment to determine if the quantitative impairment test is necessary. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019 on a prospective basis, with early adoption permitted. The Company currently expects to adopt this guidance effective in the fourth quarter of 2017 and does not expect adoption of this guidance to have a material impact on its consolidated financial statements.
In March 2017, the FASB issued ASU No. 2017-07, Compensation – Retirement Benefits (Topic 715), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This guidance requires that only the service cost component be included on the same line as other compensation costs on the statements of operations. All other components of net periodic pension cost should be reported separately from the service cost component and outside a subtotal of operating income. The guidance also specifies that only the service cost component of net periodic pension cost is eligible for capitalization. The amendments in this ASU are effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The amendments related to the presentation of the service cost and other components of net periodic pension cost included in this ASU should be applied retrospectively, whereas the amendments relating to the capitalization of the service cost component of net periodic pension cost should be applied prospectively. The Company currently expects to adopt this guidance effective January 1, 2018 and does not expect that its adoption will have a material impact on its consolidated financial statements.
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities, which intends to better align risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and presentation of hedge results. The amendments also make certain targeted improvements to simplify the application of the hedge accounting guidance by easing certain documentation and assessment requirements. ASU 2017-12 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The amendments in this ASU should be applied on a modified retrospective or prospective basis, depending on the area covered by the update. The Company currently expects to adopt this guidance effective in the fourth quarter of 2017 and does not expect that its adoption will have a material impact on its consolidated financial statements.
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
As described in Note 2 – Acquisitions, amounts allocated to certain assets acquired and liabilities assumed in connection with current-year acquisitions are considered preliminary as of September 30, 2017 and are subject to change during the measurement period.
Significant Accounting Policies
There have been no changes to the Company’s significant accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
NOTE 2 – ACQUISITIONS
Acquisition of TBEI
On June 2, 2017, the Company completed the acquisition of all of the outstanding shares of capital stock of TBEI. TBEI is a leading U.S. manufacturer of dump truck bodies and trailers serving maintenance and infrastructure end markets. The Company expects that the acquisition of TBEI will enable it to strengthen its market position as a specialty vehicle manufacturer in maintenance and infrastructure markets, leverage its expertise in building chassis-based vehicles and balance the mix of revenues it generates from municipal and industrial markets. As the acquisition closed on June 2, 2017, the assets and liabilities of TBEI have been consolidated into the Condensed Consolidated Balance Sheet as of September 30, 2017, while the post-acquisition results of operations have been included in the Condensed Consolidated Statements of Operations, within the Environmental Solutions Group.

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
The acquisition is being accounted for in accordance with ASC 805, Business Combinations. Accordingly, the total purchase price has been allocated on a preliminary basis to assets acquired and liabilities assumed in connection with the acquisition based on their estimated fair values as of the completion of the acquisition. A single estimate of fair value results from a complex series of judgments about future events and uncertainties and relies heavily on estimates and assumptions. The Company’s judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact the Company’s results of operations. The Company’s purchase price allocation as of September 30, 2017 reflects various provisional estimates that were based on the information that was available as of the acquisition date and the subsequent filing date of this Form 10-Q. The Company believes that this information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, however the determination of those fair values is not yet finalized. Thus, the preliminary measurements of fair value set forth in the table below are subject to change during the measurement period as valuations are finalized, including those performed by a third-party valuation specialist related to certain of the acquired tangible and intangible assets. The Company expects to finalize the valuations and complete the purchase price allocation as soon as practicable.
The following table summarizes the preliminary fair value of assets acquired and liabilities assumed as of the acquisition date:

(in millions)
Purchase price, inclusive of working capital adjustment (a)	$269.7
Total consideration	269.7

Cash	2.6
Accounts receivable	23.4
Inventories	24.7
Prepaid expenses and other current assets	0.8
Rental equipment	0.8
Properties and equipment	23.4
Customer relationships (b)	90.0
Trade names (c)	60.0
Other intangible assets	3.0
Accounts payable	(18.7)
Accrued liabilities	(5.6)
Deferred tax liabilities	(65.4)
Net assets acquired	$139.0

Goodwill (d)	$130.7

(a)
$243.0 million of the purchase price was funded through borrowings under the Company’s revolving credit facility, with the remainder being funded with existing cash on hand. The purchase price is subject to a final working capital adjustment that is expected to be finalized before the end of the fourth quarter of 2017.

(b)
Represents the preliminary fair value assigned to customer relationships, which are considered to be definite-lived intangible assets, with a preliminary estimated useful life of approximately 12 years.

(c)	Represents the preliminary fair value assigned to trade names, which are considered to be indefinite-lived intangible assets.

(d)	Goodwill, which is not deductible for tax purposes, has been allocated to the Environmental Solutions Group on the basis that the synergies identified will primarily benefit this segment.

In the period between the June 2, 2017 closing date and September 30, 2017, TBEI generated $65.3 million of net sales and $3.9 million of operating income. The Company has included the operating results of TBEI within the Environmental Solutions Group in its condensed consolidated financial statements since the closing date.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

Under ASC 805-10, acquisition-related costs (i.e., advisory, legal, valuation and other professional fees) are not included as a component of consideration transferred, but are accounted for as expenses in the periods in which the costs are incurred. Primarily due to the TBEI acquisition, the Company incurred $0.5 million and $1.5 million of acquisition-related costs in the three and nine months ended September 30, 2017, which have been recorded in Acquisition and integration-related expenses on the Condensed Consolidated Statement of Operations. The Company expects to incur additional integration expenses during the remainder of 2017.

In the nine months ended September 30, 2016, the Company incurred $0.9 million of acquisition and integration-related costs in connection with acquisitions completed in the prior-year.

Unaudited pro forma financial information
The following table presents the unaudited pro forma combined results of operations of the Company and TBEI for the three and nine months ended September 30, 2017 and 2016, after giving effect to certain pro forma adjustments including: (i) elimination of the costs recognized related to the step-up in fair value of TBEI’s inventory that will not have a continuing impact, (ii) amortization of acquired intangible assets, (iii) the impact of certain fair value adjustments such as depreciation on the acquired property, plant and equipment, (iv) interest expense for historical long-term debt of TBEI that was repaid and interest expense on additional borrowings by the Company to fund the acquisition and (v) elimination of non-recurring acquisition and integration-related expenses. The unaudited pro forma statement of operations of the Company assuming this transaction occurred at January 1, 2016 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2017	2016	2017	2016
Net sales	$248.7	$239.1	$740.0	$695.4
Income from continuing operations	13.1	9.8	38.3	36.2
Diluted earnings from continuing operations (per share)	$0.22	$0.16	$0.63	$0.59

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
NOTE 3 – INVENTORIES
The following table summarizes the components of Inventories:

(in millions)	September 30, 2017	December 31, 2016
Finished goods	$80.0	$77.6
Raw materials	54.3	35.3
Work in process	9.6	7.2
Total inventories (a)	$143.9	$120.1

(a)	Amounts at September 30, 2017 include inventories acquired in the TBEI acquisition - see Note 2 – Acquisitions.
NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS
The following table summarizes the carrying amount of goodwill, and the changes in the carrying amount of goodwill in the nine months ended September 30, 2017, by segment:

(in millions)	Environmental Solutions	Safety & Security Systems	Total
Balance at January 1, 2017	$127.2	$109.3	$236.5
Translation adjustments	0.4	3.8	4.2
Acquisitions	130.7	—	130.7
Balance at September 30, 2017	$258.3	$113.1	$371.4

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

The following table summarizes the gross carrying amount and accumulated amortization of intangible assets for each major class of intangible assets:

	September 30, 2017			December 31, 2016
(in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Definite-lived intangible assets:
Customer relationships (a)	$90.9	$(2.7)	$88.2	$0.8	$(0.1)	$0.7
Other (a)	4.3	(0.9)	3.4	1.1	(0.4)	0.7
Total definite-lived intangible assets	95.2	(3.6)	91.6	1.9	(0.5)	1.4
Indefinite-lived intangible assets:
Trade names	69.5	—	69.5	8.8	—	8.8
Total indefinite-lived intangible assets	69.5	—	69.5	8.8	—	8.8
Total intangible assets	$164.7	$(3.6)	$161.1	$10.7	$(0.5)	$10.2

(a)
Average useful life of customer relationships and other definite-lived intangible assets are estimated to be approximately 12 years and 5 years, respectively. The average useful life across all definite-lived intangible assets is estimated to be approximately 12 years.

The table above includes preliminary estimates of the fair value and useful lives of certain definite and indefinite-lived intangible assets related to the TBEI acquisition completed during 2017. As further described in Note 2 – Acquisitions, the preliminary measurements of fair value included in the table above are subject to change during the measurement period as valuations are finalized.
Amortization expense for the three and nine months ended September 30, 2017 was $2.2 million and $3.0 million, respectively. Amortization expense for the three and nine months ended September 30, 2016 was immaterial.
The Company currently estimates that aggregate amortization expense will be approximately $2.2 million for the remainder of 2017, $8.7 million in 2018, $8.7 million in 2019, $8.1 million in 2020, $7.7 million in 2021, and $56.2 million thereafter. Actual amounts of amortization may differ from estimated amounts due to additional intangible asset acquisitions, changes in foreign currency rates, measurement period adjustments for the TBEI acquisition, impairment of intangible assets and other events.
NOTE 5 – DEBT
The following table summarizes the components of Long-term borrowings and capital lease obligations:

(in millions)	September 30, 2017	December 31, 2016
2016 Credit Agreement:
Revolving credit facility	$282.6	$63.2
Capital lease obligations	0.5	0.8
Total long-term borrowings and capital lease obligations, including current portion	283.1	64.0
Less: Current capital lease obligations	0.2	0.5
Total long-term borrowings and capital lease obligations	$282.9	$63.5
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
The following table summarizes the carrying amounts and estimated fair values of the Company’s long-term borrowings:

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

	September 30, 2017		December 31, 2016
(in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value
Long-term borrowings (a)	$283.1	$283.1	$64.0	$64.0

(a)
Long-term borrowings includes current portions of long-term debt and current portions of capital lease obligations of $0.2 million and $0.5 million as of September 30, 2017 and December 31, 2016, respectively.

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
The Company is subject to certain leverage ratio and interest coverage ratio financial covenants under the Amended 2016 Credit Agreement that are to be measured at each fiscal quarter-end. The Company was in compliance with all such covenants as of September 30, 2017. The Amended 2016 Credit Agreement also includes a “covenant holiday” period, which allows for the temporary increase of the minimum leverage ratio following the completion of a permitted acquisition, or a series of permitted acquisitions, when the total consideration exceeds a specified threshold. In addition, the Amended 2016 Credit Agreement includes customary negative covenants, subject to certain exceptions, restricting or limiting the Company’s and its subsidiaries’ ability to, among other things: (i) make non-ordinary course dispositions of assets, (ii) make certain fundamental business changes, such as merge, consolidate or enter into any similar combination, (iii) make restricted payments, including dividends and stock repurchases, (iv) incur indebtedness, (v) make certain loans and investments, (vi) create liens, (vii) transact with affiliates, (viii) enter into sale/leaseback transactions, (ix) make negative pledges and (x) modify subordinated debt documents.
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
In connection with its debt refinancing in the nine months ended September 30, 2016, the Company repaid the remaining $43.4 million of principal outstanding under the Company’s March 13, 2013 Credit Agreement (the “2013 Credit Agreement”) and wrote off approximately $0.3 million of unamortized deferred financing fees associated with the 2013 Credit Agreement. The Company incurred $1.1 million of debt issuance costs in connection with the execution of the 2016 Credit Agreement. Such fees have been deferred and are being amortized over the five-year term.
As of September 30, 2017, there was $282.6 million of cash drawn and $18.1 million of undrawn letters of credit under the Amended 2016 Credit Agreement, with $99.3 million of net availability for borrowings. As of December 31, 2016, there was $63.2 million cash drawn and $18.0 million of undrawn letters of credit under the 2016 Credit Agreement, with $243.8 million of net availability for borrowings.
As of September 30, 2017 and December 31, 2016, there were no borrowings against the Company’s non-U.S. lines of credit which provide for borrowings of up to $0.1 million.
For the nine months ended September 30, 2017, gross borrowings under the Amended 2016 Credit Agreement were $250.7 million, while there were $36.6 million of gross payments. For the nine months ended September 30, 2016, gross borrowings and gross payments under the 2016 Credit Agreement were $69.8 million and $5.0 million, respectively.
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
As more fully described within Note 13 – Fair Value Measurements, the Company uses a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The fair value of the Swap is derived from a discounted cash flow analysis based on the terms of the contract and the interest rate curve (Level 2 inputs) and measured on a recurring basis in our Consolidated Balance Sheet. At September 30, 2017, the fair value of the Swap, included in Deferred charges and other assets on the Condensed Consolidated Balance Sheets, was $0.6 million and no ineffectiveness was recorded. During the three and nine months ended September 30, 2017, unrealized pre-tax gains of $0.2 million and $0.6 million, respectively, were recorded in Accumulated other comprehensive income.
NOTE 6 – INCOME TAXES
The Company recognized income tax expense of $7.5 million and $5.7 million for the three months ended September 30, 2017 and 2016, respectively. The increase in tax expense in the current-year quarter is largely due to higher pre-tax income levels, as well as the recognition of $0.6 million of additional tax expense associated with a change in the state tax rate in Illinois. The effective tax rate for the three months ended September 30, 2017 was 37.5%, compared to 43.2% in the prior-year quarter, when additional valuation allowance was recorded in Canada.
For the nine months ended September 30, 2017 and 2016, the Company recognized income tax expense of $17.4 million and $16.2 million, respectively. The increase in tax expense in the nine months ended September 30, 2017 is largely due to higher pre-tax income levels, as well as the recognition of $0.6 million of additional tax expense associated with a change in the state tax rate in Illinois. The effective tax rate was 35.8% and 37.2% for the nine months ended September 30, 2017 and 2016, respectively.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

NOTE 7 – PENSIONS
The following table summarizes the components of net postretirement pension expense:

	U.S. Benefit Plan				Non-U.S. Benefit Plan
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016	2017	2016	2017	2016
Service cost	$—	$—	$—	$—	$—	$—	$0.1	$0.1
Interest cost	1.8	1.9	5.6	5.8	0.3	0.4	1.0	1.4
Amortization of actuarial loss	0.7	1.4	1.9	4.2	0.2	0.2	0.5	0.5
Expected return on plan assets	(2.4)	(2.6)	(7.2)	(7.8)	(0.5)	(0.5)	(1.5)	(1.8)
Net postretirement pension expense	$0.1	$0.7	$0.3	$2.2	$—	$0.1	$0.1	$0.2
In the nine months ended September 30, 2017 and 2016, the Company contributed $3.9 million and $5.6 million to its U.S. defined benefit plan, respectively, and $0.7 million and $1.0 million to its non-U.S. defined benefit plan, respectively.
During the remainder of 2017, the Company expects to make additional contributions of up to $1.1 million to the U.S. benefit plan and up to $0.2 million to the non-U.S. benefit plan.
In September 2017, the Company executed an amendment to the Federal Signal Corporation Retirement Plan (“the Plan”), which enabled the Company to announce a limited-time voluntary lump-sum pension offering to eligible, terminated, vested plan participants. The lump-sum settlement payments will be made during the fourth quarter of 2017, using assets from the Plan. In connection with the lump-sum offering, the Company expects to incur a pre-tax, non-cash settlement charge of up to $7 million in the fourth quarter of 2017, when the lump sum settlements are expected to be paid. The Company also anticipates that the lump-sum offering will result in a decrease in the Company’s Long-term pension and other postretirement benefit liabilities, as presented on the Condensed Consolidated Balance Sheet.
NOTE 8 – COMMITMENTS AND CONTINGENCIES
Financial Commitments
The Company provides indemnifications and other guarantees in the ordinary course of business, the terms of which range in duration and often are not explicitly defined. Specifically, the Company is occasionally required to provide letters of credit and bid and performance bonds to various customers, principally to act as security for retention levels related to casualty insurance policies and to guarantee the performance of subsidiaries that engage in export and domestic transactions. At September 30, 2017, the Company had outstanding performance and financial standby letters of credit, as well as outstanding bid and performance bonds, aggregating $21.6 million. If any such letters of credit or bonds are called, the Company would be obligated to reimburse the issuer of the letter of credit or bond. The Company believes the likelihood of any currently outstanding letter of credit or bond being called is remote.
Following the June 3, 2016 acquisition of substantially all of the assets and operations of Joe Johnson Equipment, Inc. and Joe Johnson Equipment (USA), Inc. (collectively, “JJE”), the Company has transactions involving the sale of equipment to certain of its customers which include (i) guarantees to repurchase the equipment for a fixed price at a future date and (ii) guarantees to repurchase the equipment from the third-party lender in the event of default by the customer. As of September 30, 2017, the single year and maximum potential cash payments the Company could be required to make to repurchase equipment under these agreements were $4.3 million and $4.7 million, respectively. The Company’s risk under these repurchase arrangements would be partially mitigated by the value of the products repurchased as part of the transaction. In addition, the former owners of JJE have agreed to reimburse the Company for certain losses incurred resulting from the requirement to repurchase equipment that was sold prior to the acquisition date. Any such reimbursement would be withheld from the C$8.0 million deferred payment to be made to the former owners of JJE on the third anniversary of the acquisition date. The Company has recorded an immaterial accrual for potential losses related to the repurchase exposures, which represents the expected losses that could result from obligations to repurchase products, after giving effect to proceeds anticipated to be received from the resale of those products to alternative customers, as well as to the reimbursement of any losses incurred. The Company has recorded its estimated net liability associated with losses from these guarantee and repurchase obligations on its Consolidated Balance Sheet based on historical experience and current facts and circumstances. Historical cash requirements and losses associated with these obligations have not been significant, but could increase if customer defaults exceed current expectations.

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
The following table summarizes the changes in the Company’s warranty liabilities:

(in millions)	2017	2016
Balance at January 1	$6.4	$7.4
Provisions to expense	4.3	4.0
Acquisitions	1.4	—
Payments	(4.7)	(4.7)
Balance at September 30	$7.4	$6.7

Environmental Liabilities
In May 2012, the Company sold a facility in Pearland, Texas. The facility was previously used by the Company’s discontinued Pauluhn business, which manufactured marine, offshore and industrial lighting products. The site is in the process of remediation, and it is probable that the site will incur future costs. As such, as of September 30, 2017 and December 31, 2016, environmental remediation reserves of $0.3 million and $0.6 million, respectively, have been included in liabilities of discontinued operations on the Condensed Consolidated Balance Sheets. The recorded reserves are based on an undiscounted estimate of the range of costs to remediate the site, depending upon the remediation approach and other factors. The Company’s estimate may change in the near-term as more information becomes available; however, the costs are not expected to have a material adverse effect on the Company’s results of operations, financial position or cash flow.
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
The Company has also filed motions to dismiss cases involving firefighters who worked for fire departments located outside of the state of Illinois based on improper venue. On February 24, 2017, the Circuit Court of Cook County entered orders dismissing the cases of 1,770 such firefighter plaintiffs from the jurisdiction of the state of Illinois. Pursuant to these orders, these plaintiffs had six months thereafter to refile their cases in jurisdictions where these firefighters are located. Prior to this six-month deadline, some of the attorneys representing these plaintiffs contacted the Company regarding possible settlement of these cases. The Company has entered into a global settlement agreement with two attorneys representing approximately 1,090 of these plaintiffs. Under the terms of the agreement, the Company has offered $700 per plaintiff to settle these cases and has agreed to toll any filing deadlines for plaintiffs who accept the settlement offer. The attorneys representing these plaintiffs initially advised that 799 plaintiffs will accept this settlement amount and they will withdraw from representing plaintiffs who have not responded to the settlement offer. The Company expects this settlement to be finalized during November 2017. The Company also has filed a venue motion seeking to transfer to DuPage County cases involving 10 plaintiffs who reside and work in Illinois but outside of Cook County. The Court granted this motion on June 28, 2017.
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
During April through October 2012, 20 new cases were filed in the Court of Common Pleas, Philadelphia County, Pennsylvania. These cases were filed on behalf of 20 Philadelphia firefighters and involve various defendants in addition to the Company. Five of these cases were subsequently dismissed. The first trial involving these 2012 Philadelphia cases occurred during December 2014 and involved three firefighter plaintiffs. The jury returned a verdict in favor of the Company. Following this trial, all of the parties agreed to settle cases involving seven firefighter plaintiffs set for trial during January 2015 for nominal amounts per plaintiff. In January 2015, plaintiffs’ attorneys filed two new complaints in the Court of Common Pleas, Philadelphia, Pennsylvania on behalf of approximately 70 additional firefighter plaintiffs. The vast majority of the firefighters identified in these complaints are located outside of Pennsylvania. One of the complaints in these cases, which involves 11 firefighter plaintiffs from the District of Columbia, was removed to federal court in the Eastern District of Pennsylvania. Plaintiffs voluntarily dismissed all claims in this case on May 31, 2016. The Company thereafter moved to recover various fees and costs in this case, asserting that plaintiffs’ counsel failed to properly investigate these claims prior to filing suit. The Court granted this motion on April 25, 2017, awarding $0.1 million to the Company. Plaintiffs’ counsel has appealed this Order. With respect to claims of other out-of-state firefighters involved in these two cases, the Company moved to dismiss these claims as improperly filed in Pennsylvania. The Court granted this motion and dismissed these claims on November 5, 2015. During August through December 2015, another nine new cases were filed in the Court of Common Pleas, Philadelphia County, Pennsylvania. These cases involve a total of 193 firefighters, most of whom are located outside of Pennsylvania. The Company again moved to dismiss all claims filed by out-of-state firefighters in these cases as improperly filed in Pennsylvania. On May 24, 2016, the Court granted this motion and dismissed these claims. Plaintiffs have filed a notice of appeal regarding this decision. On May 13, 2016, four new cases were filed in Philadelphia state court, involving a total of 55 Philadelphia

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

firefighters who live in Pennsylvania. During August 2016, the Company settled a case involving four Philadelphia firefighters that had been set for trial in Philadelphia state court during September 2016. During 2017, plaintiffs filed additional cases in the Court of Common Pleas, Philadelphia County, involving over 100 Philadelphia firefighter plaintiffs. As of October 1, 2017, there are 11 cases involving 162 firefighters pending in this jurisdiction. During January 2017, plaintiffs filed a motion to consolidate and bifurcate, similar to a motion filed in the Pittsburgh hearing loss cases, as described below. The Company has filed an opposition to this motion. These cases also have been transferred to the mass tort program in Philadelphia for pretrial purposes. Currently, there is one case involving one plaintiff scheduled for trial during November 2017 in this jurisdiction.
During April through July 2013, additional cases were filed in Allegheny County, Pennsylvania. These cases involve 247 plaintiff firefighters from Pittsburgh and various defendants, including the Company. During May 2016, two additional cases were filed against the Company in Allegheny County involving 19 Pittsburgh firefighters. After the Company filed pretrial motions, the Court dismissed claims of 55 Pittsburgh firefighter plaintiffs. The Court scheduled the first trials of these Pittsburgh firefighters to occur in May, September and November 2016. Each trial will involve eight firefighters. Prior to the first scheduled trial in Pittsburgh, the Court granted the Company’s motion for summary judgment and dismissed all claims asserted by plaintiff firefighters involved in this trial. Plaintiffs have appealed this dismissal. The next trial involving six Pittsburgh firefighters started on November 7, 2016. Shortly after this trial began, plaintiffs’ counsel moved for a mistrial because a key witness suddenly became unavailable. The Court granted this motion and rescheduled this trial for March 6, 2017. During January 2017, plaintiffs also moved to consolidate and bifurcate trials involving Pittsburgh firefighters. In particular, plaintiffs sought one trial involving liability issues which will apply to all Pittsburgh firefighters who have filed suit against the Company. The Company filed an opposition to this motion. On April 18, 2017, the trial court granted plaintiffs’ motion to bifurcate the next Pittsburgh trial. Pursuant to a motion for clarification filed by the Company, the Court ruled that the bifurcation order will only apply to six plaintiffs who are part of the next trial group in Pittsburgh. The Company thereafter sought an interlocutory appeal of the Court’s bifurcation order. The appellate court declined to accept the appeal at this time. A bifurcated trial began on September 27, 2017 in Allegheny County, Pennsylvania. Prior to and during trial, two plaintiffs were dismissed, resulting in four plaintiffs remaining for trial. After approximately two weeks of trial, the jury found that the Company’s siren product was not defective or unreasonably dangerous and rendered a verdict in favor of the Company. The next trial in Pittsburgh is scheduled for January 2018. During March 2014, an action also was brought in the Court of Common Pleas of Erie County, Pennsylvania on behalf of 61 firefighters. This case likewise involves various defendants in addition to the Company. After the Company filed pretrial motions, 33 Erie County firefighter plaintiffs voluntarily dismissed their claims. During August 2017, five cases involving 70 firefighter plaintiffs were filed in Lackawanna County, Pennsylvania. These cases involve firefighter plaintiffs who originally filed in Cook County and were dismissed pursuant to the Company’s forum nonconveniens motion.

On September 17, 2014, 20 lawsuits, involving a total of 193 Buffalo Fire Department firefighters, were filed in the Supreme Court of the State of New York, Erie County. All of the cases filed in Erie County, New York have been removed to federal court in the Western District of New York. Plaintiffs have filed a motion to consolidate and bifurcate these cases, similar to the motion filed in the Pittsburgh hearing loss cases, as described above. The Company has filed an opposition to the motion. During February 2015, a lawsuit involving one New York City firefighter plaintiff was filed in the Supreme Court of the State of New York, New York County. The plaintiff named the Company as well as several other parties as defendants. That case subsequently was transferred to federal court in the Northern District of New York and therefore dismissed. During April 2015 through January 2016, 29 new cases involving a total of 235 firefighters were filed in various counties in the New York City area. During December 2016 through October 2017 additional cases were filed in these jurisdictions. As of October 1, a total of 462 firefighters are currently involved in cases filed in the state of New York.
During November 2015, the Company was served with a complaint filed in Union County, New Jersey state court, involving 34 New Jersey firefighters. This case has been transferred to federal court in the District of New Jersey. During the period from January through May 2016, eight additional cases were filed in various New Jersey state courts. Most of the firefighters in these cases reside in New Jersey and work or worked at New Jersey fire departments. During December 2016, a case involving one New Jersey firefighter was filed in the United States District Court of New Jersey. As of October 1, 2017, a total of 89 firefighters are currently involved in cases filed in New Jersey. On May 2, 2017, plaintiffs filed a motion to consolidate and bifurcate in the pending federal court case in New Jersey. This motion is similar to bifurcation motions filed by plaintiffs in Pittsburgh, Buffalo and Philadelphia. The Court has denied this motion as premature. The parties have filed a petition to consolidate all New Jersey state court cases for pretrial purposes.
During May through October 2016, nine cases were filed in Suffolk County, Massachusetts state court, naming the Company as a defendant. These cases involve 194 firefighters who lived and worked in the Boston area. During August 2017, plaintiffs

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

filed additional cases in Suffolk County court. Currently, there are 18 cases pending in this jurisdiction involving 307 firefighter plaintiffs.
During August and September 2017, plaintiffs’ attorneys filed additional hearing loss cases in Florida. Federal Signal is the only named defendant. As of October 1, we have received notice of 12 cases, involving 103 firefighter plaintiffs, which have been filed in nine different counties in Florida. These counties include Tampa, Miami, and Orlando municipalities. Plaintiffs have agreed to stipulate that they will not seek more than $75,000 in damages in any individual plaintiff case.
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
The Company’s ongoing negotiations with its insurer, CNA, over insurance coverage on these claims have resulted in reimbursements of a portion of the Company’s defense costs. These reimbursements are recorded as a reduction of corporate operating expenses. For the nine months ended September 30, 2017 and 2016, the Company recorded $0.4 million and $0.2 million of reimbursements from CNA related to legal costs, respectively.
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
In April 2016, the Civil Chamber of the Supreme Court of Latvia heard the Company’s appeal and upheld the trial court’s ruling against Bronto. As the Company’s appeal of the trial judgment was unsuccessful, a charge of $1.5 million was recorded as a component of Gain from discontinued operations and disposal, net of tax in the nine months ended September 30, 2016, to reflect the Company’s share of the liability. The Company decided not to further appeal the Supreme Court’s ruling and, during the nine months ended September 30, 2017, settled the liability due to Morita.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

NOTE 9 – EARNINGS PER SHARE
The Company computes earnings per share (“EPS”) in accordance with ASC 260, Earnings per Share, which requires that non-vested restricted stock containing non-forfeitable dividend rights should be treated as participating securities pursuant to the two-class method. Under the two-class method, net income is reduced by the amount of dividends declared in the period for common stock and participating securities. The remaining undistributed earnings are then allocated to common stock and participating securities as if all of the net income for the period had been distributed. The amounts of distributed and undistributed earnings allocated to participating securities for the three and nine months ended September 30, 2017 and 2016 were insignificant and did not materially impact the calculation of basic or diluted EPS.
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
For the three and nine months ended September 30, 2017, options to purchase 0.4 million and 0.8 million shares, respectively, of the Company’s common stock had an anti-dilutive effect on EPS, and accordingly, are excluded from the calculation of diluted EPS. For the three and nine months ended September 30, 2016, options to purchase 1.3 million shares of the Company’s common stock had an anti-dilutive effect on EPS, and accordingly, are excluded from the calculation of diluted EPS.
The following table reconciles Net income to basic and diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2017	2016	2017	2016
Income from continuing operations	$12.5	$7.5	$31.2	$27.3
Gain from discontinued operations and disposal, net of tax	—	1.0	—	3.9
Net income	$12.5	$8.5	$31.2	$31.2
Weighted average shares outstanding – Basic	59.8	59.8	59.7	60.7
Dilutive effect of common stock equivalents	0.8	0.8	0.7	0.8
Weighted average shares outstanding – Diluted	60.6	60.6	60.4	61.5
Basic earnings per share:
Earnings from continuing operations	$0.21	$0.12	$0.52	$0.45
Earnings from discontinued operations and disposal, net of tax	—	0.02	—	0.06
Net earnings per share	$0.21	$0.14	$0.52	$0.51
Diluted earnings per share:
Earnings from continuing operations	$0.21	$0.12	$0.52	$0.45
Earnings from discontinued operations and disposal, net of tax	—	0.02	—	0.06
Net earnings per share	$0.21	$0.14	$0.52	$0.51
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

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

On July 25, 2017, the Board declared a quarterly cash dividend of $0.07 per common share. The dividend totaled $4.2 million and was distributed on September 6, 2017 to holders of record at the close of business on August 15, 2017.
On October 24, 2017, the Board declared a quarterly cash dividend of $0.07 per common share payable on December 5, 2017 to holders of record at the close of business on November 14, 2017.
During the three and nine months ended September 30, 2016, dividends of $4.2 million and $12.8 million, respectively, were paid to stockholders.
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
During the three and nine months ended September 30, 2016, the Company repurchased 50,882 and 2,631,607 shares for a total of $0.7 million and $33.8 million, respectively, under the November 2014 program. No shares were repurchased in the three and nine months ended September 30, 2017.
Under its stock repurchase programs, the Company is authorized to repurchase, from time to time, shares of its outstanding common stock in the open market or through privately negotiated transactions. Stock repurchases by the Company are subject to market conditions and other factors and may be commenced, suspended or discontinued at any time.
Accumulated Other Comprehensive Loss
The following tables summarize the changes in each component of Accumulated other comprehensive loss, net of tax:

(in millions) (a)	Actuarial Losses	Foreign Currency Translation	Unrealized Gain on Derivatives	Total
Balance at July 1, 2017	$(78.9)	$(6.8)	$0.2	$(85.5)
Other comprehensive (loss) income before reclassifications	(0.7)	3.3	0.2	2.8
Amounts reclassified from accumulated other comprehensive loss	0.6	—	—	0.6
Net current-period other comprehensive (loss) income	(0.1)	3.3	0.2	3.4
Balance at September 30, 2017	$(79.0)	$(3.5)	$0.4	$(82.1)

(in millions) (a)	Actuarial Losses	Foreign Currency Translation	Unrealized Gain on Derivatives	Total
Balance at July 1, 2016	$(71.8)	$(7.3)	$—	$(79.1)
Other comprehensive income (loss) before reclassifications	0.3	(0.9)	—	(0.6)
Amounts reclassified from accumulated other comprehensive loss	1.0	—	—	1.0
Net current-period other comprehensive income (loss)	1.3	(0.9)	—	0.4
Balance at September 30, 2016	$(70.5)	$(8.2)	$—	$(78.7)

(in millions) (a)	Actuarial Losses	Foreign Currency Translation	Unrealized Gain on Derivatives	Total
Balance at January 1, 2017	$(79.0)	$(13.0)	$—	$(92.0)
Other comprehensive (loss) income before reclassifications	(1.6)	9.5	0.4	8.3
Amounts reclassified from accumulated other comprehensive loss	1.6	—	—	1.6
Net current-period other comprehensive income	—	9.5	0.4	9.9
Balance at September 30, 2017	$(79.0)	$(3.5)	$0.4	$(82.1)

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

(in millions) (a)	Actuarial Losses (b)	Foreign Currency Translation (c)	Unrealized Gain on Derivatives	Total
Balance at January 1, 2016	$(75.6)	$(13.3)	$0.1	$(88.8)
Other comprehensive income (loss) before reclassifications	1.7	(2.3)	—	(0.6)
Amounts reclassified from accumulated other comprehensive loss	3.4	7.4	(0.1)	10.7
Net current-period other comprehensive income (loss)	5.1	5.1	(0.1)	10.1
Balance at September 30, 2016	$(70.5)	$(8.2)	$—	$(78.7)

(a)	Amounts in parentheses indicate debits.

(b)
In connection with the sale of Bronto, the Company recognized an actuarial loss of $0.4 million attributable to Bronto’s defined benefit plan and included it in the calculation of the associated gain on disposal in the nine months ended September 30, 2016.

(c)
The Company recognized a foreign currency translation loss of $7.1 million in the nine months ended September 30, 2016 in connection with the sale of Bronto. The recognition of the translation loss, which represented the cumulative translation effects attributable to the Fire Rescue Group, was included in Gain (loss) from discontinued operations and disposal for the applicable period.

The following table summarizes the amounts reclassified from Accumulated other comprehensive loss, net of tax, in the three months ended September 30, 2017 and 2016 and the affected line item in the Condensed Consolidated Statements of Operations:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in Condensed Consolidated Statements of Operations (a)
	2017	2016
	(in millions) (b)
Amortization of actuarial losses of defined benefit pension plans	$(0.9)	$(1.6)	(c)
Total before tax	(0.9)	(1.6)
Income tax benefit	0.3	0.6	Income tax expense
Total reclassifications for the period, net of tax	$(0.6)	$(1.0)

(a)	Continuing operations only.

(b)	Amounts in parentheses indicate debits to profit/loss.

(c)
The actuarial loss components of Accumulated other comprehensive loss are included in the computation of net periodic pension cost for the three months ended September 30, 2017 and 2016, as disclosed in Note 7 – Pensions.

The following table summarizes the amounts reclassified from Accumulated other comprehensive loss, net of tax, in the nine months ended September 30, 2017 and 2016 and the affected line item in the Condensed Consolidated Statements of Operations:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in Condensed Consolidated Statements of Operations (a)
	2017	2016
	(in millions) (b)
Amortization of actuarial losses of defined benefit pension plans	$(2.4)	$(4.7)	(c)
Recognition of deferred gain on interest rate swap	—	0.1	Other income, net
Total before tax	(2.4)	(4.6)
Income tax benefit	0.8	1.6	Income tax expense
Total reclassifications for the period, net of tax	$(1.6)	$(3.0)

(a)	Continuing operations only.

(b)	Amounts in parentheses indicate debits to profit/loss.

(c)
The actuarial loss components of Accumulated other comprehensive loss are included in the computation of net periodic pension cost for the nine months ended September 30, 2017 and 2016, as disclosed in Note 7 – Pensions.

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
As discussed in Note 2 – Acquisitions, the assets and liabilities of TBEI have been consolidated into the Condensed Consolidated Balance Sheet as of September 30, 2017, while the post-acquisition results of operations have been included in the Condensed Consolidated Statements of Operations, within the Environmental Solutions Group, subsequent to the June 2, 2017 closing date. We are in the process of determining the impact, if any, that the TBEI acquisition may have on our reportable segments.
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

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

The following tables summarize the Company’s continuing operations by segment, including Net sales, Operating income (loss), and Total assets:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016
Net sales:
Environmental Solutions	$198.5	$134.3	$500.6	$369.1
Safety and Security Systems	50.2	52.4	150.3	162.7
Total net sales	$248.7	$186.7	$650.9	$531.8
Operating income (loss):
Environmental Solutions	$21.2	$12.5	$52.5	$43.9
Safety and Security Systems	6.1	6.5	18.1	18.0
Corporate and eliminations	(5.1)	(5.5)	(18.4)	(18.0)
Total operating income	22.2	13.5	52.2	43.9
Interest expense	2.7	0.6	4.6	1.4
Debt settlement charges	—	—	—	0.3
Other income, net	(0.5)	(0.3)	(1.0)	(1.3)
Income before income taxes	$20.0	$13.2	$48.6	$43.5

(in millions)	As of September 30, 2017	As of December 31, 2016
Total assets:
Environmental Solutions	$761.6	$393.3
Safety and Security Systems	206.3	200.1
Corporate and eliminations	28.3	48.7
Total assets of continuing operations	996.2	642.1
Total assets of discontinued operations	1.0	1.1
Total assets	$997.2	$643.2
NOTE 12 – RESTRUCTURING
The Company continues to review its businesses for opportunities to reduce operating expenses and focus on executing its strategy based on core competencies and cost efficiencies.
During the three and nine months ended September 30, 2017, the Company recorded expenses of $0.1 million and $0.5 million, respectively, primarily related to the closure of a manufacturing facility within the Safety and Security Systems Group. The Company anticipates that the closure of the facility will be completed during 2017 and does not expect any related future costs to be material. During the three and nine months ended September 30, 2016, the Company recorded expenses of $0.4 million and $1.6 million related to severance costs incurred in connection with a cost reduction plan within the Safety and Security Systems Group.
The following table summarizes the changes in the Company’s restructuring reserves, which are included within Other current liabilities on the Company’s Consolidated Balance Sheets:

	2017	2016
Balance at January 1	$0.4	$—
Charge to expense	0.5	1.6
Cash payments	(0.7)	(1.2)
Balance at September 30	$0.2	$0.4

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
The Company uses an income approach to value the contingent consideration obligation based on future financial performance, which is determined based on the present value of expected future cash flows. Due to the lack of relevant observable market data over fair value inputs, the Company has classified the contingent consideration liability within Level 3 of the fair value hierarchy outlined in ASC 820, Fair Value Measurements. Increases in the expected payout under a contingent consideration arrangement contribute to increases in the fair value of the related liability. Conversely, decreases in the expected payout under a contingent consideration arrangement contribute to decreases in the fair value of the related liability. Changes in assumptions could have an impact on the fair value of the contingent consideration, which has a maximum payout of C$10.0 million (approximately $8.0 million).

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

The following tables summarize the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2017:

	Fair Value Measurement at Reporting Date Using
(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$4.7	$—	$—	$4.7
Interest rate swap	—	0.6	—	0.6
Liabilities:
Contingent consideration	—	—	6.2	6.2
The following table provides a roll-forward of the fair value of recurring Level 3 fair value measurements in the three months ended September 30, 2017 and 2016:

(in millions)	2017	2016
Contingent consideration liability, at July 1	$5.7	$5.0
Issuance of contingent consideration in connection with acquisitions	—	—
Settlements of contingent consideration liabilities	—	—
Foreign currency translation	0.4	(0.1)
Total losses included in earnings (a)	0.1	0.2
Contingent consideration liability, at September 30	$6.2	$5.1

(a)
Changes in the fair value of contingent consideration liabilities are included as a component of Acquisition and integration-related expenses within the Condensed Consolidated Statements of Operations.

The following table provides a roll-forward of the fair value of recurring Level 3 fair value measurements in the nine months ended September 30, 2017 and 2016:

(in millions)	2017	2016
Contingent consideration liability, at January 1	$5.1	$—
Issuance of contingent consideration in connection with acquisitions	—	4.9
Settlements of contingent consideration liabilities	—	—
Foreign currency translation	0.5	—
Total losses included in earnings (a)	0.6	0.2
Contingent consideration liability, at September 30	$6.2	$5.1

(a)
Changes in the fair value of contingent consideration liabilities are included as a component of Acquisition and integration-related expenses within the Condensed Consolidated Statements of Operations.

NOTE 14 – DISCONTINUED OPERATIONS
In the three months ended September 30, 2016, the Company recorded a net gain from discontinued operations and disposal of $1.0 million, primarily related to adjustments of uncertain tax position reserves following the expiration of statute of limitations.
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

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

The following table presents the operating results of the Company’s discontinued Fire Rescue Group for the nine months ended September 30, 2016:

Nine Months Ended September 30, 2016 (a)
(in millions)
Net sales	$4.2
Cost of sales	3.9
Gross profit	0.3
Selling, engineering, general and administrative expenses	1.1
Operating loss	(0.8)
Other (income) expense, net	—
Loss before income taxes	(0.8)
Income tax benefit	(0.2)
Net loss from operations	$(0.6)

(a)	Only includes activity in the period up to the completion of the sale on January 29, 2016.
Assets and liabilities of discontinued operations
The following table presents the assets and liabilities of the Company’s discontinued operations, which include the Fire Rescue Group, as well as other operations discontinued in prior periods, as of September 30, 2017 and December 31, 2016:

	September 30, 2017			December 31, 2016
(in millions)	Fire Rescue	Other	Total	Fire Rescue	Other	Total
Deferred tax assets	$—	$1.0	$1.0	$—	$1.1	$1.1
Long-term assets of discontinued operations	$—	$1.0	$1.0	$—	$1.1	$1.1

Accrued liabilities:
Other current liabilities	$—	$0.8	$0.8	$1.3	$0.8	$2.1
Current liabilities of discontinued operations	$—	$0.8	$0.8	$1.3	$0.8	$2.1

Other long-term liabilities	$—	$1.8	$1.8	$—	$2.0	$2.0
Long-term liabilities of discontinued operations	$—	$1.8	$1.8	$—	$2.0	$2.0
The Company retains certain liabilities for other operations discontinued in prior periods, primarily for environmental remediation and product liability. Included in liabilities of discontinued operations at September 30, 2017 and December 31, 2016 is $0.3 million and $0.6 million, respectively, related to environmental remediation at the Pearland, Texas facility, and $1.8 million and $1.8 million, respectively, relating to estimated product liability obligations of the discontinued North American refuse truck body business.

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
Net sales increased by $62.0 million, or 33%, in the three months ended September 30, 2017 as compared to the prior-year quarter. Our Environmental Solutions Group reported a net sales increase of $64.2 million, or 48%, largely due to the addition of $47.2 million of net sales from TBEI, and an increase in shipments of sewer cleaners, vacuum trucks and street sweepers in the U.S. Within our Safety and Security Systems Group, net sales decreased by $2.2 million, or 4%, primarily due to lower global sales of public safety products.
For the nine months ended September 30, 2017, net sales increased by $119.1 million, or 22%. Within our Environmental Solutions Group, net sales increased by $131.5 million, or 36%, largely due to approximately $56 million of incremental net sales resulting from the JJE acquisition, which was completed in June 2016, the addition of $65.3 million of net sales from the TBEI acquisition and improved sales of sewer cleaners and vacuum trucks in the U.S., partially offset by lower domestic shipments of street sweepers. In our Safety and Security Systems Group, net sales decreased by $12.4 million, or 8%, primarily due to lower sales into global public safety markets and fewer sales of industrial products into international markets.
Operating income increased by $8.7 million, or 64%, to $22.2 million in the three months ended September 30, 2017 as compared to the prior-year quarter, primarily driven by a $8.7 million increase within our Environmental Solutions Group associated with increased sales volumes and a $3.1 million operating income contribution from TBEI. TBEI’s operating income contribution in the third quarter included the effects of amortization expense on intangible assets acquired, which contributed to an increase in the Environmental Solutions Group’s depreciation and amortization expense of $3.2 million, and the recognition of purchase accounting expense effects. Overall, purchase accounting expense effects were approximately $1 million lower than the prior-year quarter. Operating income in the three months ended September 30, 2017 within our Safety and Security Systems Group decreased by $0.4 million, while corporate expenses decreased by $0.4 million. Consolidated operating margin for the three months ended September 30, 2017 was 8.9%, up from 7.2% in the prior-year quarter.
For the nine months ended September 30, 2017, operating income increased by $8.3 million, or 19%, to $52.2 million, primarily driven by a $8.6 million operating income improvement within our Environmental Solutions Group, associated with increased sales volumes, a $3.9 million operating income contribution from TBEI and the effects of including nine months of operating income from JJE in 2017, compared to only four months in the prior-year period. TBEI’s operating income contribution in the current-year period included the effects of amortization expense on intangible assets acquired, which, coupled with the increased JJE activity, contributed to an increase in the Environmental Solutions Group’s depreciation and amortization expense of $8.5 million. In addition, there was a $1.5 million increase in purchase accounting expense effects and a $0.4 million increase in acquisition-related costs in the current-year period. Within our Safety and Security Systems Group, operating income in the nine months ended September 30, 2017 increased by $0.1 million, where reductions in selling, engineering, general and administrative (“SEG&A”) expenses and restructuring expenses of $0.2 million and $1.1 million, respectively, more than offset a $1.2 million decrease in gross profit. Corporate expenses in the nine months ended September 30, 2017 increased by $0.4 million, primarily due to a $0.6 million increase in acquisition-related expenses. Consolidated operating margin for the nine months ended September 30, 2017, inclusive of the incremental depreciation and amortization, purchase accounting expense effects and acquisition costs, was 8.0%, compared to 8.3% in the prior-year period.
Income before income taxes increased by $6.8 million, or 52%, to $20.0 million for the three months ended September 30, 2017 as compared to the prior-year quarter. The increase resulted from the higher operating income and a $0.2 million increase in other income, partially offset by a $2.1 million increase in interest expense, associated with higher average debt levels following the acquisition of TBEI. For the nine months ended September 30, 2017, income before income taxes increased by $5.1 million compared to the prior-year period, primarily due to a $8.3 million improvement in operating income, partially offset by a $3.2 million increase in interest expense.
Net income from continuing operations for the three and nine months ended September 30, 2017 was impacted by increases in income tax expense of $1.8 million and $1.2 million, respectively, largely due to higher pre-tax income levels, as well as the recognition of $0.6 million of additional tax expense associated with a change in the state tax rate in Illinois. The effective tax rate for the three months ended September 30, 2017 was 37.5%, compared to 43.2% in the prior-year quarter, when additional valuation allowance was recorded in Canada. The effective tax rate for the nine months ended September 30, 2017 was 35.8%, compared to 37.2% in the prior-year period.
Total orders for the three months ended September 30, 2017 were $229.6 million, an increase of $43.5 million, or 23%, compared to the prior-year quarter. Our Environmental Solutions Group reported total orders of $178.2 million in the third quarter of 2017, an increase of $42.2 million, or 31%, compared to the prior-year quarter, primarily driven by the TBEI acquisition and organic order growth of approximately $11 million, or 9%. Orders in the three months ended September 30, 2017 within our Safety and Security Systems Group were up $1.3 million, primarily due to improved international orders for industrial products.
For the nine months ended September 30, 2017, total orders were $715.3 million, an increase of $206.2 million, or 41%, compared to the prior-year period. Our Environmental Solutions Group reported total orders of $559.5 million in the first nine months of 2017, an increase of $205.0 million, or 58%, compared to the prior-year quarter. The improvement was driven by the TBEI acquisition, which added $99 million in orders, a net increase in orders of $36 million related to the inclusion of JJE orders for nine months in 2017 versus four months in 2016, and organic order growth of approximately $70 million, or 26%, primarily represented by improved orders for sewer cleaners, street sweepers and vacuum trucks. Orders in the nine months ended September 30, 2017 within our Safety and Security Systems Group were up $1.2 million compared to the same period of the prior year.
Our consolidated backlog at September 30, 2017 was $203.7 million, up $55.0 million, compared to $148.7 million at September 30, 2016, largely as a result of the increase in orders for sewer cleaners, vacuum trucks and street sweepers received in the nine months ended September 30, 2017 as well as the addition of orders acquired in the TBEI acquisition.

Results of Operations
The following table summarizes our Condensed Consolidated Statements of Operations and illustrates the key financial indicators used to assess our consolidated financial results:

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in millions, except per share data)	2017	2016	Change	2017	2016	Change
Net sales	$248.7	$186.7	$62.0	$650.9	$531.8	$119.1
Cost of sales	187.4	141.4	46.0	491.3	394.1	97.2
Gross profit	61.3	45.3	16.0	159.6	137.7	21.9
Selling, engineering, general and administrative expenses	38.3	31.1	7.2	104.7	91.0	13.7
Acquisition and integration-related expenses	0.7	0.3	0.4	2.2	1.2	1.0
Restructuring	0.1	0.4	(0.3)	0.5	1.6	(1.1)
Operating income	22.2	13.5	8.7	52.2	43.9	8.3
Interest expense	2.7	0.6	2.1	4.6	1.4	3.2
Debt settlement charges	—	—	—	—	0.3	(0.3)
Other income, net	(0.5)	(0.3)	(0.2)	(1.0)	(1.3)	0.3
Income before income taxes	20.0	13.2	6.8	48.6	43.5	5.1
Income tax expense	7.5	5.7	1.8	17.4	16.2	1.2
Income from continuing operations	12.5	7.5	5.0	31.2	27.3	3.9
Gain from discontinued operations and disposal, net of tax	—	1.0	(1.0)	—	3.9	(3.9)
Net income	$12.5	$8.5	$4.0	$31.2	$31.2	$—
Operating data:
Operating margin	8.9%	7.2%	1.7%	8.0%	8.3%	(0.3)%
Diluted earnings per share – Continuing operations	$0.21	$0.12	$0.09	$0.52	$0.45	$0.07
Total orders	229.6	186.1	43.5	715.3	509.1	206.2
Backlog	203.7	148.7	55.0	203.7	148.7	55.0
Depreciation and amortization	9.0	5.8	3.2	21.3	13.0	8.3
Net sales
Net sales increased by $62.0 million, or 33%, in the three months ended September 30, 2017 as compared to the prior-year quarter. The Environmental Solutions Group reported a net sales increase of $64.2 million, or 48%, largely due to the addition of $47.2 million of net sales from the TBEI acquisition, and an increase in shipments of sewer cleaners, vacuum trucks and street sweepers in the U.S. Within the Safety and Security Systems Group, net sales decreased by $2.2 million, or 4%, primarily due to lower global sales of public safety products.
For the nine months ended September 30, 2017, net sales increased by $119.1 million, or 22%. Within the Environmental Solutions Group, net sales increased by $131.5 million, or 36%, largely due to approximately $56 million of incremental net sales resulting from the JJE acquisition, which was completed in June 2016, the addition of $65.3 million of net sales from the TBEI acquisition and improved sales of sewer cleaners and vacuum trucks in the U.S., partially offset by lower domestic shipments of street sweepers. In the Safety and Security Systems Group, net sales decreased by $12.4 million, or 8%, primarily due to lower sales into global public safety markets and fewer sales of industrial products into international markets.
Cost of sales
Cost of sales increased by $46.0 million, or 33%, for the three months ended September 30, 2017 compared to the prior-year quarter, largely due to an increase of $47.5 million, or 44%, within the Environmental Solutions Group, primarily driven by increased sales volumes, additional cost of sales from the TBEI acquisition and a $1.0 million increase in depreciation expense, partially offset by a $1.0 million reduction in purchase accounting effects. Within the Safety and Security Systems Group, cost of sales decreased by $1.5 million, or 5%, largely driven by lower sales volumes.

For the nine months ended September 30, 2017, cost of sales increased by $97.2 million, or 25%, largely due to an increase of $108.4 million, or 38%, within the Environmental Solutions Group, primarily driven by increased sales volumes, additional cost of sales from the TBEI acquisition and the effects of nine months of JJE activity in the current-year period compared with four months last year, recognition of approximately $1.5 million more expense associated with purchase accounting effects and a $5.6 million increase in depreciation expense, largely resulting from depreciation on rental equipment acquired in the JJE transaction. This increase was partially offset by a decrease in cost of sales of $11.2 million, or 11%, within the Safety and Security Systems Group, largely driven by lower sales volumes and the impact of material and labor cost reduction initiatives implemented in prior periods.
Gross profit
Gross profit increased by $16.0 million, or 35%, for the three months ended September 30, 2017, compared to the prior-year quarter, primarily due to a $16.7 million improvement within the Environmental Solutions Group, partially offset by a $0.7 million reduction within the Safety and Security Systems Group. Gross margin for the three months ended September 30, 2017 improved to 24.6%, from 24.3% in the prior-year quarter, largely due to lower purchase accounting expense effects.
For the nine months ended September 30, 2017, gross profit increased by $21.9 million, or 16%, compared to the prior-year period, primarily due to a $23.1 million improvement in the Environmental Solutions Group, partially offset by a $1.2 million reduction within the Safety and Security Systems Group. Gross margin for the nine months ended September 30, 2017 was 24.5%, compared to 25.9% in the prior-year period, largely due to incremental depreciation expense and purchase accounting expense effects, partially offset by gross margin improvement within the Safety and Security Systems Group related to the savings associated with material and labor cost reduction initiatives implemented in prior periods.
Selling, engineering, general and administrative expenses
SEG&A expenses for the three months ended September 30, 2017 increased by $7.2 million, or 23%, compared to the prior-year quarter, primarily due to an $8.0 million increase within the Environmental Solutions Group, largely the result of the addition of expenses of businesses acquired in the current year and a $2.2 million increase in amortization expense. Partially offsetting this increase was a $0.8 million reduction in corporate SEG&A expenses, primarily due to a net decrease in employee compensation expenses and lower pension costs. SEG&A expenses within the Safety and Security Systems Group were consistent with the prior-year quarter.
For the nine months ended September 30, 2017, SEG&A expenses increased by $13.7 million, or 15%, primarily represented by a $14.1 million increase within the Environmental Solutions Group, largely the result of the addition of expenses of businesses acquired in the current and prior year and a $2.9 million increase in amortization expense. SEG&A expenses with the Safety and Security Systems Group and Corporate each decreased by $0.2 million in comparison to the prior-year period.
Operating income
Operating income increased by $8.7 million, or 64%, to $22.2 million in the three months ended September 30, 2017 as compared to the prior-year quarter, primarily driven by a $8.7 million increase within the Environmental Solutions Group associated with increased sales volumes and a $3.1 million operating income contribution from TBEI. TBEI’s operating income contribution in the third quarter included the effects of amortization expense on intangible assets acquired, which contributed to an increase in the Environmental Solutions Group’s depreciation and amortization expense of $3.2 million, and the recognition of purchase accounting expense effects. Overall, purchase accounting expense effects were approximately $1 million lower than the prior-year quarter. Operating income in the three months ended September 30, 2017 within the Safety and Security Systems Group decreased by $0.4 million, while corporate expenses decreased by $0.4 million. Consolidated operating margin for the three months ended September 30, 2017 was 8.9%, up from 7.2% in the prior-year quarter.
For the nine months ended September 30, 2017, operating income increased by $8.3 million, or 19%, to $52.2 million, primarily driven by a $8.6 million operating income improvement within the Environmental Solutions Group, associated with increased sales volumes, a $3.9 million operating income contribution from TBEI and the effects of including nine months of operating income from JJE in 2017, compared to only four months in the prior-year period. TBEI’s operating income contribution in the current-year period included the effects of amortization expense on intangible assets acquired, which, coupled with the increased JJE activity, contributed to an increase in the Environmental Solutions Group’s depreciation and amortization expense of $8.5 million. In addition, there was a $1.5 million increase in purchase accounting expense effects and a $0.4 million increase in acquisition-related costs in the current-year period. Within the Safety and Security Systems Group, operating income in the nine months ended September 30, 2017 increased by $0.1 million, where reductions in selling, engineering, general and administrative (“SEG&A”) expenses and restructuring expenses of $0.2 million and $1.1 million, respectively, more than offset a $1.2 million decrease in gross profit. Corporate expenses in the nine months ended September

30, 2017 increased by $0.4 million, primarily due to a $0.6 million increase in acquisition-related expenses. Consolidated operating margin for the nine months ended September 30, 2017, inclusive of the incremental depreciation and amortization, purchase accounting expense effects and acquisition costs, was 8.0%, compared to 8.3% in the prior-year period.
Interest expense
Interest expense for the three and nine months ended September 30, 2017 increased by $2.1 million and $3.2 million, respectively, compared to the corresponding periods of the prior year, largely due to higher average debt levels following the acquisition of TBEI.
Other income, net
For the three months ended September 30, 2017 and 2016, other income, net, totaled $0.5 million and $0.3 million, respectively. For the nine months ended September 30, 2017 and 2016, other income, net, totaled $1.0 million and $1.3 million, respectively. The other income recognized in the current year primarily relates to foreign currency transaction gains, while the other income recognized in the prior year was largely related to to a gain on settlement of a foreign currency forward contract and interest income on a loan provided to a customer.
Income tax expense
The Company recognized income tax expense of $7.5 million and $5.7 million for the three months ended September 30, 2017 and 2016, respectively. The increase in tax expense in the current-year quarter is largely due to higher pre-tax income levels, as well as the recognition of $0.6 million of additional tax expense associated with a change in the state tax rate in Illinois. The effective tax rate for the three months ended September 30, 2017 was 37.5%, compared to 43.2% in the prior-year quarter, when additional valuation allowance was recorded in Canada.
For the nine months ended September 30, 2017 and 2016, the Company recognized income tax expense of $17.4 million and $16.2 million, respectively. The increase in tax expense in the nine months ended September 30, 2017 is largely due to higher pre-tax income levels, as well as the recognition of $0.6 million of additional tax expense associated with a change in the state tax rate in Illinois. The effective tax rate was 35.8% and 37.2% for the nine months ended September 30, 2017 and 2016, respectively.
Income from continuing operations
Income from continuing operations for the three months ended September 30, 2017 increased by $5.0 million compared to the prior-year period, largely due to the aforementioned increases in operating income and other income, partially offset by the increase in interest expense and the $1.8 million increase in income tax expense.
For the nine months ended September 30, 2017, income from continuing operations increased by $3.9 million compared to the corresponding period of the prior year, largely due to the improvement in operating income and the absence of $0.3 million in debt settlement charges incurred in connection with the Company’s debt refinancing completed in the prior-year quarter, partially offset by the increase in interest expense, the $0.3 million decrease in other income and the $1.2 million increase in income tax expense.
Gain from discontinued operations and disposal, net of tax
In the three months ended September 30, 2016, the Company recorded a net gain from discontinued operations and disposal of $1.0 million, primarily related to adjustments of uncertain tax position reserves following the expiration of statute of limitations.
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
Orders
The Company’s historical order information presented herein includes orders received from JJE. Subsequent to the completion of the acquisition of JJE on June 3, 2016, orders from JJE are no longer included in the Company’s total orders. Instead, subsequent to the completion of the acquisition of JJE, total orders include orders that JJE receives from end customers. These orders may include orders for products manufactured or supplied by the Company’s Environmental Solutions Group, as well as for products manufactured or supplied by third-party vendors.
During the nine months ended September 30, 2016, orders that were received from JJE prior to the acquisition date, which were included in total orders, totaled $3.7 million.
On the date of acquisition, JJE had a backlog of orders from its end customers of $33.4 million. These acquired orders were included in total orders reported for the nine months ended September 30, 2016. In addition, on the acquisition date, the Company’s backlog included $6.9 million of orders from JJE. Such orders were presented as a reduction of total orders for the nine months ended September 30, 2016.
On the date of acquisition, TBEI had a backlog of orders from its end customers of $44.8 million. These acquired orders were included in total orders reported for the nine months ended September 30, 2017.
Three months ended September 30, 2017 vs. three months ended September 30, 2016
Total orders for the three months ended September 30, 2017 were $229.6 million, an increase of $43.5 million, or 23%, compared to the prior-year quarter. Our Environmental Solutions Group reported total orders of $178.2 million in the third quarter of 2017, an increase of $42.2 million, or 31%, compared to the prior-year quarter. The improvement was driven by the acquisition of TBEI, which contributed $40.7 million, and organic order growth of approximately $11 million, or 9%, primarily represented by improved orders for sewer cleaners, street sweepers and vacuum trucks. Orders in the three months ended September 30, 2017 within our Safety and Security Systems Group were up $1.3 million, primarily due to improved international orders for industrial products.
U.S. municipal and governmental orders increased by $5.7 million, or 7%, primarily due to an $8.4 million increase within the Environmental Solutions Group, due to the acquisition of TBEI and increased sewer cleaner orders, partially offset by lower vacuum truck orders. Within the Safety and Security Systems Group, municipal orders decreased by $2.7 million, largely driven by lower orders for public safety products.
U.S. industrial orders increased by $47.2 million, or 97%, primarily due to a $46.0 million increase within the Environmental Solutions Group, largely driven by the acquisition of TBEI, which added $37.0 million of orders. In addition, increases in orders for vacuum trucks, street sweepers and sewer cleaners of $6.4 million, $2.7 million and $2.4 million, respectively, were partially offset by a $4.1 million decrease in orders for refuse trucks. The Safety and Security Systems Group reported a $1.2 million order increase in industrial orders.
Non-U.S. orders decreased by $9.4 million, or 16%. Within the Environmental Solutions Group, reported orders decreased by $12.2 million compared to the prior-year quarter, which included an adjustment of $9.9 million to increase the backlog acquired in the JJE acquisition, initially reported in the second quarter of last year. Within the Safety and Security Systems Group, non-U.S. orders were up $2.8 million, primarily due to higher orders for industrial products from customers in the Middle East.
Nine months ended September 30, 2017 vs. nine months ended September 30, 2016
Total orders for the nine months ended September 30, 2017 were $715.3 million, an increase of $206.2 million, or 41%, compared to the prior-year period. The Environmental Solutions Group reported total orders of $559.5 million in the first nine months of 2017, an increase of $205.0 million, or 58%, compared to the prior-year period. The improvement was driven by the TBEI acquisition, which added $99 million in orders, a net increase in orders of $36 million related to the inclusion of JJE orders for nine months in 2017 versus four months in 2016, and organic order growth of approximately $70 million, or 26%, primarily represented by improved orders for sewer cleaners, street sweepers and vacuum trucks. Orders in the nine months ended September 30, 2017 within our Safety and Security Systems Group increased by $1.2 million compared to the corresponding period of the prior year.
U.S. municipal and governmental orders increased by $16.6 million, or 7%, primarily due to a $20.7 million improvement within the Environmental Solutions Group, largely represented by a $19.7 million increase in orders for sewer cleaners and $3.7 million related to the acquisition of TBEI, partially offset by lower municipal orders for vacuum trucks. This improvement was partially offset by a $4.1 million reduction in municipal orders within the Safety and Security Systems Group, driven by lower demand for outdoor warning systems and public safety products.
U.S. industrial orders increased by $168.2 million, or 133%, largely driven by a $165.2 million increase within the Environmental Solutions Group, primarily related to the acquisition of TBEI which contributed $94.9 million, the effects of the inclusion of JJE orders for nine months in 2017 versus four months in 2016, and improvements in orders for vacuum trucks and sewer cleaners of $29.7 million and $21.0 million, respectively. Within the Safety and Security Systems Group, industrial orders were up $3.0 million, primarily due to higher orders of industrial products.
Non-U.S. orders increased by $21.4 million, or 14%, largely due to a $19.1 million increase within the Environmental Solutions Group, reflecting increased Canadian orders following the acquisition of JJE in June of 2016. Orders within the Safety and Security Systems Group increased by $2.3 million, driven by improved orders in industrial and coal markets, partially offset by lower orders for public safety products and outdoor warning systems.
Backlog
Backlog was $203.7 million at September 30, 2017 compared to $148.7 million at September 30, 2016. The increase of $55.0 million, or 37%, was primarily due to an $59.5 million increase in backlog within the Environmental Solutions Group, largely due to the TBEI acquisition, whose backlog at September 30, 2017 was $33.5 million, and increased demand for vacuum trucks and sewer cleaners. These increases were partially offset by a $4.5 million reduction in backlog within the Safety and Security Systems Group, primarily due to a reduction in orders for public safety products.
Backlogs vary by group due to the nature of the Company’s products and the buying patterns of its customers. TBEI’s product lines typically experience average lead times ranging from one to three months. Following the acquisition of TBEI, the Environmental Solutions Group’s weighted average backlog is expected to range from three to five months of shipments. The Safety and Security Systems Group typically experiences an average backlog of approximately two months of shipments. Production of the Company’s September 30, 2017 backlog is expected to be substantially completed during the remainder of 2017.
Environmental Solutions
The following table summarizes the Environmental Solutions Group’s operating results as of and for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in millions)	2017	2016	Change	2017	2016	Change
Net sales	$198.5	$134.3	$64.2	$500.6	$369.1	$131.5
Operating income	21.2	12.5	8.7	52.5	43.9	8.6
Operating data:
Operating margin	10.7%	9.3%	1.4%	10.5%	11.9%	(1.4)%
Total orders	$178.2	$136.0	$42.2	$559.5	$354.5	$205.0
Backlog	177.7	118.2	59.5	177.7	118.2	59.5
Depreciation and amortization	7.9	4.7	3.2	18.1	9.6	8.5
Three months ended September 30, 2017 vs. three months ended September 30, 2016
Total orders increased by $42.2 million, or 31%, for the three months ended September 30, 2017. U.S. orders increased by $54.4 million, or 59%, primarily due to the acquisition of TBEI which contributed $40.7 million of orders, as well as improvements in orders for sewer cleaners, street sweepers and vacuum trucks of $8.9 million, $3.9 million and $2.6 million, respectively. Partially offsetting these increases was a $3.5 million decrease in refuse truck orders. Non-U.S. orders decreased by $12.2 million, or 28%, compared to the prior-year quarter, which included an adjustment of $9.9 million to increase the backlog acquired in the JJE acquisition, initially reported in the second quarter of last year.
Net sales increased by $64.2 million, or 48%, for the three months ended September 30, 2017. U.S. sales increased by $63.9 million, primarily due to the acquisition of TBEI which contributed $46.9 million of sales, increases in shipments of sewer cleaners, vacuum trucks and street sweepers of $6.5 million, $5.6 million and $1.7 million, respectively, as well as a $1.0 million increase in rental income. Non-U.S. sales were up $0.3 million compared to the prior-year quarter, primarily due to a $1.7 million increase in rental income, which was partially offset by lower sales of used equipment.
Cost of sales increased by $47.5 million, or 44%, for the three months ended September 30, 2017, primarily attributable to increased sales volumes, additional cost of sales from the TBEI acquisition, a $1.0 million decrease in expense associated with purchase accounting effects and a $1.0 million increase in depreciation expense in connection with current and prior-year acquisitions. Gross margin increased to 21.6% from 19.4% in the prior-year quarter, due to favorable sales mix, improved manufacturing leverage and the impact of the decrease in purchase accounting expense effects.

SEG&A expenses increased by $8.0 million for the three months ended September 30, 2017, largely due to the addition of expenses of businesses acquired in the current year and a $2.2 million increase in amortization expense.
Operating income for the three months ended September 30, 2017 increased by $8.7 million, largely due to a $16.7 million increase in gross profit, partially offset by the $8.0 million increase in SEG&A expenses.
Nine months ended September 30, 2017 vs. nine months ended September 30, 2016
Total orders increased by $205.0 million, or 58%, for the nine months ended September 30, 2017. U.S. orders increased by $185.9 million, largely due the current year acquisition of TBEI which added $98.6 million in orders, as well as increases in orders for sewer cleaners, vacuum trucks and street sweepers of $39.7 million, $21.8 million and $9.8 million, respectively. Non-U.S. orders increased by $19.1 million, primarily attributed to the acquisition of JJE, completed in June last year.
Net sales increased by $131.5 million, or 36%, for the nine months ended September 30, 2017. U.S. sales increased by $100.2 million, or 35%, primarily due to the current-year acquisition of TBEI which contributed $64.9 million of sales, and increases in shipments of vacuum trucks and sewer cleaners of $9.6 million and $6.9 million, respectively. In addition, rental income and sales of used equipment improved by $4.9 million and $5.0 million, respectively, largely due to the current-year period including nine months of JJE activity compared with four months last year. Partially offsetting these improvements was a $9.1 million decrease in street sweeper sales. Non-U.S. sales increased by $31.3 million, or 36%, primarily due to the effects of the additional JJE activity in the current-year period, including increases in rental income and sales of used equipment of $6.5 million and $3.5 million, respectively.
Cost of sales increased by $108.4 million, or 38%, for the nine months ended September 30, 2017, primarily attributable to higher sales volumes, additional cost of sales from the TBEI acquisition and the effects of nine months of JJE activity in the current-year period, recognition of approximately $1.5 million more expense associated with purchase accounting effects and a $5.6 million increase in depreciation expense, largely resulting from depreciation on rental equipment acquired in the JJE transaction. Gross margin decreased to 20.7% from 21.8% in the prior-year period, largely due to the aforementioned incremental depreciation and purchase accounting expense effects.
SEG&A expenses increased by $14.1 million for the nine months ended September 30, 2017, largely due to the addition of expenses of businesses acquired in the current and prior year and a $2.9 million increase in amortization expense.
Operating income for the nine months ended September 30, 2017 increased by $8.6 million, largely due to the $23.1 million increase in gross profit, partially offset by the $14.1 million increase in SEG&A expenses and an increase of $0.4 million of acquisition and integration-related expenses,
Backlog was $177.7 million at September 30, 2017, up 50.3% compared to $118.2 million at September 30, 2016. The increase is primarily due to the contribution of $33.5 million of backlog from TBEI, as well as the effects of improved demand for sewer cleaners, vacuum trucks, and street sweepers in the US.
Safety and Security Systems
The following table summarizes the Safety and Security Systems Group’s operating results as of and for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in millions)	2017	2016	Change	2017	2016	Change
Net sales	$50.2	$52.4	$(2.2)	$150.3	$162.7	$(12.4)
Operating income	6.1	6.5	(0.4)	18.1	18.0	0.1
Operating data:
Operating margin	12.2%	12.4%	(0.2)%	12.0%	11.1%	0.9%
Total orders	$51.4	$50.1	$1.3	$155.8	$154.6	$1.2
Backlog	26.0	30.5	(4.5)	26.0	30.5	(4.5)
Depreciation and amortization	1.1	1.1	—	3.1	3.3	(0.2)

Three months ended September 30, 2017 vs. three months ended September 30, 2016
Total orders increased by $1.3 million or 3%, for the three months ended September 30, 2017. In the aggregate, U.S. orders decreased by $1.5 million, primarily driven by a $1.3 million reduction in orders for public safety products. Non-U.S. orders increased by $2.8 million, largely due to higher orders for industrial products from customers in the Middle East.
Net sales decreased by $2.2 million, or 4%, for the three months ended September 30, 2017. U.S. sales increased by $2.3 million, or 7%, primarily due to a $3.8 million improvement in sales into domestic industrial markets, partially offset by a $0.9 million reduction in sales into domestic public safety markets. Non-U.S. sales decreased by $4.5 million, or 26%, primarily due to reductions in sales into international industrial and public safety markets of $2.8 million and $1.4 million, respectively.
Cost of sales decreased by $1.5 million, or 5%, for the three months ended September 30, 2017, largely due to the effects of lower sales volumes. Gross margin for the three months ended September 30, 2017 was 36.9%, compared to 36.6% in the prior-year quarter.
SEG&A expenses for the three months ended September 30, 2017 were unchanged from the prior-year quarter.
Operating income decreased by $0.4 million for the three months ended September 30, 2017, largely due to the $0.7 million reduction in gross profit, partially offset by a $0.3 million decrease in restructuring charges.
Nine months ended September 30, 2017 vs. nine months ended September 30, 2016
Total orders increased by $1.2 million for the nine months ended September 30, 2017. U.S. orders decreased by $1.1 million, primarily driven by reductions in orders for domestic outdoor warning systems and public safety products of $1.3 million and $1.2 million respectively, partially offset by a $2.0 million increase in orders for industrial products. Non-U.S. orders increased by $2.3 million, driven by improvements in orders from international industrial and coal markets of $5.0 million and $1.9 million, respectively. These improvements were partially offset by decreases in orders for international public safety products and outdoor warning systems of $3.3 million and $1.3 million, respectively, compared to the prior year.
Net sales decreased by $12.4 million, or 8%, for the nine months ended September 30, 2017. U.S. sales decreased by approximately $2.3 million, or 2%, primarily due to lower sales into domestic public safety markets. Non-U.S. sales decreased by $10.1 million, or 17%, primarily driven by a $6.4 million decrease in sales into international public safety markets, and a $3.6 million decrease in sales into international industrial markets.
Cost of sales decreased by $11.2 million, or 11%, for the nine months ended September 30, 2017, largely due to the effects of lower sales volumes, as well as the effects of material cost reduction initiatives implemented in prior periods. These actions contributed to an improved gross margin for the nine months ended September 30, 2017 of 37.3%, compared to 35.2% in the prior-year quarter.
SEG&A expenses for the nine months ended September 30, 2017 were $0.2 million lower than the prior-year quarter, with savings realized from prior year restructuring activities being partially offset by strategic investments in support of new product development initiatives.
Operating income increased by $0.1 million for the nine months ended September 30, 2017, with reductions in SEG&A expenses and restructuring expenses of $0.2 million and $1.1 million, respectively, more than offsetting the $1.2 million decrease in gross profit.
Backlog was $26.0 million at September 30, 2017 compared to $30.5 million at September 30, 2016. The decrease was largely driven by lower orders for public safety products.
Corporate Expenses
Corporate operating expenses for the three months ended September 30, 2017 were $5.1 million, compared to $5.5 million in the prior-year quarter. The decrease was primarily driven by a net decrease in employee compensation expenses and lower pension costs, partially offset by a $0.4 million increase in acquisition and integration-related expenses.
Corporate operating expenses for the nine months ended September 30, 2017 were $18.4 million, compared to $18.0 million in the prior-year period, primarily driven by a $0.6 million increase in acquisition and integration-related expenses associated with the TBEI acquisition and the recognition of $0.7 million in executive severance costs, partially offset by lower pension costs.

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
The Company’s cash and cash equivalents totaled $28.2 million and $50.7 million as of September 30, 2017 and December 31, 2016, respectively. As of September 30, 2017, $12.7 million of cash and cash equivalents was held by foreign subsidiaries. Cash and cash equivalents held by subsidiaries outside the U.S. typically are held in the currency of the country in which it is located. This cash is used to fund the operating activities of our foreign subsidiaries and for further investment in foreign operations. Generally, we consider such cash to be permanently reinvested in our foreign operations and our current plans do not demonstrate a need to repatriate such cash to fund U.S. operations. However, in the event that these funds were needed to fund U.S. operations or to satisfy U.S. obligations, they generally could be repatriated. The repatriation of these funds may then cause us to incur additional U.S. income tax expense, which would be dependent on income tax laws and other circumstances at the time any such amounts were repatriated.
Net cash of $52.1 million was generated by continuing operating activities in the nine months ended September 30, 2017, compared to $17.1 million in the prior-year period, largely due to higher earnings and benefits from reductions in primary working capital in comparison to the same period of the prior year. We began 2017 with higher total primary working capital levels (defined as accounts receivable and inventories, net, less accounts payable and customer deposits) than when entering the prior year, partly due to the acquisition of JJE, whose inventory levels at any point in time can fluctuate based on demand given the distribution model, as well as the advanced purchase of inventory to meet anticipated production requirements. Partially offsetting this improvement was a $5 million year-over-year increase in income tax payments, with approximately $8 million more income tax payments being funded in the third quarter of this year, when compared to the prior-year quarter. The operating cash flow in the prior-year period was also lower by approximately $11 million as a result of the non-cash settlement, in connection with the acquisition, of accounts receivable due from JJE.
Net cash of $274.3 million and $101.9 million was used for continuing investing activities in the nine months ended September 30, 2017 and 2016, respectively. In the nine months ended September 30, 2017, the Company paid an initial $269.2 million (net of cash acquired) to acquire TBEI. In the nine months ended September 30, 2016, the Company paid $102.6 million to acquire Westech Vac Systems, Ltd. and JJE. Capital expenditures in the nine months ended September 30, 2017 and 2016 were $5.3 million and $4.8 million, respectively. In addition, during the nine months ended September 30, 2016, the Company also received $6.0 million from a customer as full repayment of a loan that was originally provided in the fourth quarter of 2015. Net cash provided by discontinued investing activities totaled $88.0 million in the nine months ended September 30, 2016, which represented the net proceeds received from the sale of Bronto.
Net cash of $200.0 million was provided by continuing financing activities in the nine months ended September 30, 2017, compared with a net cash usage of $28.9 million in the prior-year period. In the nine months ended September 30, 2017, in connection with the funding of the acquisition of TBEI, the Company borrowed $243.0 million against its revolving credit facility. Between the TBEI acquisition date and the end of the third quarter, approximately $29 million of net borrowings were repaid. In addition, the Company funded cash dividends of $12.6 million and redeemed $2.5 million of stock in order to remit funds to tax authorities to satisfy employees’ tax withholdings following the vesting of stock-based compensation. In the nine months ended September 30, 2016, the Company borrowed $64.8 million against its revolving credit facility, funded cash dividends of $12.8 million, repurchased $33.8 million of treasury stock, and redeemed $2.6 million of stock in order to remit funds to tax authorities to satisfy employees’ tax withholdings following the vesting of stock-based compensation. The Company also paid the remaining $43.4 million of term loan debt outstanding under a prior debt agreement and spent $1.1 million on fees in connection with its debt refinancing.
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
The Company is subject to certain leverage ratio and interest coverage ratio financial covenants under the Amended 2016 Credit Agreement that are to be measured at each fiscal quarter-end. The Company was in compliance with all such covenants as of September 30, 2017.
As of September 30, 2017, there was $282.6 million of cash drawn and $18.1 million of undrawn letters of credit under the Amended 2016 Credit Agreement, with $99.3 million of net availability for borrowings. As of September 30, 2017, there were no borrowings against the Company’s non-U.S. lines of credit which provide for borrowings of up to $0.1 million.
The Company anticipates that capital expenditures for 2017 will be less than $10 million.
Contractual Obligations and Off-Balance Sheet Arrangements
During the nine months ended September 30, 2017, there have been no material changes in the Company’s contractual obligations and off-balance sheet arrangements as described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, with the exception of increased long-term debt and related estimated interest payments and purchase obligations related to the TBEI acquisition, as described below.
The Company’s purchase obligations, which primarily relate to commercial chassis, vehicle bodies and other contracts in the ordinary course of business, have increased from the $71.9 million reported in the Company’s Annual Report on Form 10-K as of December 31, 2016 to $100.7 million as of September 30, 2017, with $93.4 million in payments due in less than one year and $7.3 million in payments due in one to three years.
In addition, the Company’s long-term debt increased from the $63.2 million reported in the Company’s Annual Report on Form 10-K as of December 31, 2016 to $282.6 million as of September 30, 2017, which is payable in three to five years. The corresponding estimated contractual interest payments on long-term debt have increased from $5.0 million as of December 31, 2016 to $28.9 million as of September 30, 2017, with $8.7 million due in less than a year, $17.4 million due in one to three years, and $2.8 million due in three to five years.
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
See Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. During the nine months ended September 30, 2017, there have been no significant changes in our exposure to market risk, with the exception of increased market risk associated with changes in interest rates based on the increase in fair value of the Company’s debt obligations as of September 30, 2017 as compared to December 31, 2016.
Interest Rate Risk
Our debt instruments subject us to market risk associated with movements in interest rates. The fair value of the Company’s total debt obligations held at September 30, 2017 was $283.1 million. On June 2, 2017, the Company entered into an interest rate swap with a notional amount of $150.0 million, as a means of fixing the floating interest rate component on $150.0 million of its variable-rate debt. See Note 5 – Debt to the accompanying condensed consolidated financial statements for a description of our debt agreements and related derivative financial instrument. A hypothetical 100 basis point increase or decrease in variable interest rates in 2017 would increase or decrease interest expense by approximately $0.3 million in the fourth quarter of 2017, based on current debt levels.

Item 4.	Controls and Procedures.
As required by Rule 13a-15 under the Exchange Act, the Company’s management, with the participation of the Company’s Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of September 30, 2017. Based on that evaluation, the Company’s Chief Executive Officer and Interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2017.
As a matter of practice, the Company’s management continues to review and document internal control and procedures for financial reporting. From time to time, the Company may make changes aimed at enhancing the effectiveness of the controls and ensuring that the systems evolve with the business. SEC guidance permits management to omit an assessment of internal control over financial reporting for an acquired business from management’s assessment of internal control over financial reporting for a period not to exceed one year from the date of the acquisition. During the nine months ended September 30, 2017, the Company completed the acquisition of TBEI. As of September 30, 2017, management has not yet fully assessed TBEI’s internal control over financial reporting. Management also expects to exclude TBEI’s internal controls over financial reporting from its assessment of the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2017. Excluding the acquisition of TBEI, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting during the three months ended September 30, 2017.

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
The Company is able to declare dividends at current levels under the restricted payment guidelines set forth above.
Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (a)
July 2017 (7/2/17 – 8/5/17)	—	$—	—	$31,395,802
August 2017 (8/6/17 – 9/2/17)	—	—	—	31,395,802
September 2017 (9/3/17 – 9/30/17)	—	—	—	31,395,802

(a)	On November 4, 2014, the Board authorized a stock repurchase program of up to $75.0 million of the Company’s common stock.

Item 3.	Defaults upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers
On October 30, 2017, the Company accepted the resignation of David G. Martin, Chief Operating Officer, effective October 30, 2017.
In connection with his resignation, the Company and Mr. Martin have entered into an Agreement and General Release dated as of October 30, 2017 (the “Agreement”).  The Agreement provides for the accelerated vesting of 10,282 shares of restricted stock of the Company granted to Mr. Martin upon his acceptance of employment. This award, initially valued at $175,000, was granted to Mr. Martin in May 2017 to compensate him for equity-based awards received from his prior employer that he forfeited upon joining the Company.  All other equity awards held by Mr. Martin will be canceled or forfeited on his last day of employment.  Additionally, in recognition of Mr. Martin’s services to the Company during the period of his employment, the Company will pay Mr. Martin: (i) the sum of $87,641, payable in a single installment, less taxes and withholdings, which is an amount approximately equivalent to a pro-rata portion of Mr. Martin’s 2017 annual cash incentive bonus based on target level of performance for the financial objectives; and (ii) the sum of $6,700, payable in a single installment, less taxes and withholdings, which is an amount approximately equivalent to the cost to Mr. Martin for active rate COBRA over a six-month period.
Pursuant to the Agreement, Mr. Martin agreed to a general release of the Company from any claims, damages, obligations or actions arising out of or related to his employment and the cessation of his employment with the Company and reaffirmed certain confidentiality, non-competition and non-solicitation provisions. The Agreement is subject to revocation on the part of Mr. Martin no later than November 6, 2017.
The forgoing summary of the material terms of the Agreement does not purport to be complete and is subject to and qualified in its entirety by reference to the complete text of the agreement, a copy of which is filed as Exhibit 10.1 to this Report and incorporated herein by reference.
Other Events
On November 2, 2017, the Company issued a press release announcing its financial results for the three and nine months ended September 30, 2017. The full text of the third quarter financial results press release is attached hereto as Exhibit 99.1 to this Form 10-Q.

Item 6.     Exhibits.

3.1	Restated Certificate of Incorporation of the Company. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed April 30, 2010.

3.2	Amended and Restated By-laws of the Company. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed February 9, 2016.

10.1*	Agreement and General Release, executed October 30, 2017, between the Company and David G. Martin.

31.1	CEO Certification under Section 302 of the Sarbanes-Oxley Act.

31.2	CFO Certification under Section 302 of the Sarbanes-Oxley Act.

32.1	CEO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act.

32.2	CFO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act.

99.1	Third Quarter Financial Results Press Release, Dated November 2, 2017.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(a)(3) of Form 10-K.

SIGNATURE
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Signal Corporation

Date:	November 2, 2017	/s/ Ian A. Hudson
Ian A. Hudson
Senior Vice President and Chief Financial Officer (Principal Financial Officer)