Form 10-K
period 2017-12-31
FEDERAL SIGNAL CORP /DE/
filed 2018-02-28
CIK 277509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑
As of June 30, 2017, the aggregate market value of voting stock held by non-affiliates was $1,015,057,931. For purposes of the foregoing calculation only, executive officers and directors of the registrant have been deemed to be affiliates.
As of January 31, 2018, the number of shares outstanding of the registrant’s common stock was 59,999,955.
Documents Incorporated By Reference
Portions of the registrant’s definitive proxy statement for the 2018 Annual Meeting of Stockholders to be held on May 1, 2018 are incorporated by reference in Part III.

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

PART I
Item 1.    Business.
Federal Signal Corporation, founded in 1901, was reincorporated as a Delaware corporation in 1969. The Company designs, manufactures and supplies a suite of products and integrated solutions for municipal, governmental, industrial and commercial customers. The Company’s portfolio of products that it manufactures includes sewer cleaners, vacuum trucks, street sweepers, waterblasters, dump truck bodies, trailers, and safety and security systems, including technology-based products and solutions for the public safety market. Following the acquisition of substantially all of the assets and operations of Joe Johnson Equipment, Inc. and Joe Johnson Equipment (USA), Inc. (collectively, “JJE”) in 2016, the Company also distributes and re-sells products manufactured by other companies, which include refuse and recycling collection vehicles, camera systems, ice resurfacing equipment and snow-removal equipment. In addition, we sell parts and provide service, repair, equipment rentals and training as part of a comprehensive offering to our customers. Federal Signal Corporation and its subsidiaries operate 14 principal manufacturing facilities in five countries around the world and provide products and integrated solutions to customers in all regions of the world.
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
Financial information concerning the Company’s two operating segments for each of the three years in the period ended December 31, 2017, is included in Note 15 – Segment Information to the accompanying consolidated financial statements and is incorporated herein by reference. Information regarding the Company’s discontinued operations is included in Note 18 – Discontinued Operations to the accompanying consolidated financial statements and is incorporated herein by reference.
Environmental Solutions Group
Our Environmental Solutions Group is a leading manufacturer and supplier of a full range of street sweeper vehicles, sewer cleaner and vacuum loader trucks, hydro-excavation trucks and high-performance waterblasting equipment. The Group manufactures vehicles and equipment in the U.S. and Canada that are sold under the Elgin®, Vactor®, Guzzler®, WestechTM and Jetstream® brand names. Products are sold to both municipal and industrial customers either through a dealer network or direct sales to service customers generally depending on the type and geographic location of the customer. The acquisition of JJE extends the Environmental Solutions Group’s existing sales channel and increases the number of service centers through which its parts, service and rental offerings can be provided to current and potential customers. The acquisition of JJE also broadens the Environmental Solutions Group’s product offerings to include other products, such as refuse and recycling collection vehicles, camera systems, ice resurfacing equipment and snow-removal equipment.
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
In addition, as discussed in Note 2 – Acquisitions, on June 2, 2017, the Company completed the acquisition of all of the outstanding shares of capital stock of GenNx/TBEI Intermediate Co., a Delaware corporation (collectively with its subsidiaries, “TBEI”). TBEI is a leading U.S. manufacturer of dump truck bodies and trailers serving maintenance and infrastructure end-markets. Products are sold to both municipal and industrial customers under the Ox Bodies®, Crysteel®, J-Craft®, Duraclass®, Rugby® and Travis® brand names, either through a dealer network or direct sales to service customers generally depending on the type and geographic location of the customer. The Company expects that the acquisition will enable it to strengthen the Environmental Solutions Group’s market position as a specialty vehicle manufacturer in maintenance and infrastructure end-markets, leveraging its expertise in building chassis-based vehicles.

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
Marketing and Distribution
Depending primarily on the type and geographic location of the end-customer, the Environmental Solutions Group uses either a dealer network, including JJE, or direct sales to serve customers. The acquisition of TBEI increased the number of dealers within our network and also added additional direct sales resources. The dealer network serves both municipal and industrial end markets. Within municipal markets, the majority of our dealers operate exclusively in their assigned territory. In conjunction with selling vehicles to end-customers, dealer representatives demonstrate vehicle functionality and capability and provide vehicle service. In addition to selling products manufactured by the Company, JJE is a distributor of products manufactured by other companies. The Company believes its regional, national and global dealer networks for vehicles is a distinguishing factor from its competitors. The Environmental Solutions Group’s direct sales channel concentrates on the industrial, utility and construction market segments, and the FS Solutions centers provide post-sale service, ancillary parts and equipment rentals. The acquisition of JJE increased the number of service centers through which its parts, service and rental offerings can be provided to current and potential customers.
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
Customers and Backlog
No single customer accounted for 10% or more of the Company’s net sales in any year within the three-year period ended December 31, 2017. Of the $1,018.0 million total orders reported in 2017, approximately 35% were from U.S. municipal and governmental customers, 42% were from U.S. commercial and industrial customers and 23% were from non-U.S. customers.
During 2017, the Company’s U.S. municipal and governmental orders increased by 18% compared to 2016 levels, driven by improved orders for street sweepers and sewer cleaners, as well as additional orders for dump truck bodies following the acquisition of TBEI. During 2016, the Company’s U.S. municipal and governmental orders decreased by 6% compared to 2015, driven by declines in orders of street sweepers and outdoor warning systems.
During 2017, the Company’s U.S. commercial and industrial orders increased by 140% from 2016 levels, largely attributable to improved orders for sewer cleaners and vacuum trucks, the addition of orders following the TBEI acquisition, the effects of a full year of JJE orders in 2017 compared to seven months of activity in 2016, and increased orders from industrial markets within the Safety and Security Systems Group. During 2016, the Company’s U.S. commercial and industrial orders were essentially unchanged in comparison to 2015 levels, with orders as a result of new product offerings, such as rental equipment and refuse and recycling vehicles, resulting from the JJE acquisition, being largely offset by reduced orders of waterblasting equipment, vacuum trucks and used equipment within the Environmental Solutions Group, as well as lower orders from U.S. industrial markets within the Safety and Security Systems Group.
During 2017, the Company’s non-U.S. orders increased by 21% from 2016, largely due to a $35.6 million increase within the Environmental Solutions Group, reflecting increased Canadian orders following the acquisition of JJE in June of 2016. Within the Safety and Security Systems Group, non-U.S. orders increased by $5.2 million, driven by improved orders in industrial and coal markets, partially offset by reduced orders from international public safety markets. This compared to an increase of 4% in non-U.S orders in 2016 versus 2015, largely due to a substantial increase in Canadian orders, which reflected orders acquired in, and received subsequent to, the JJE acquisition, partially offset by declines in orders of vacuum trucks and sewer cleaners and a $8.5 million decrease in orders for street sweepers and waterblasting equipment in the Middle East. Within the Safety and Security Systems Group, there was a decrease in orders from overseas industrial markets, including international oil, gas and coal markets, as well as reduced orders from international public safety markets.

Of the Company’s non-U.S. orders received in 2017, approximately 65% were from Canada, 18% were from Europe and less than 10% were from any other particular region. Non-U.S. municipal and governmental markets are similar to the U.S. municipal and governmental markets in that they are largely dependent on tax revenues to support spending and orders may be subject to budgetary cycles and public-entity bid procedures.
The Company’s backlog totaled $257.5 million at December 31, 2017 compared to $137.0 million at December 31, 2016. The increase of $120.5 million, or 88%, was attributable to both organic growth, with higher demand for vacuum trucks, sewer cleaners and street sweepers, and the effects of the TBEI acquisition, whose backlog at December 31, 2017 was $42.5 million. Backlogs vary by group due to the nature of the Company’s products and the buying patterns of its customers. TBEI’s product lines typically experience average lead times ranging from one to three months. Following the acquisition of TBEI, the Environmental Solutions Group’s weighted average backlog is expected to range from three to six months of shipments. The Safety and Security Systems Group typically experiences an average backlog of approximately two months of shipments. Production of the Company’s December 31, 2017 backlog is expected to be substantially completed during 2018.
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
Components critical to the production of the Company’s vehicles, such as engines, are purchased from a select number of suppliers. The Company also purchases raw and fabricated steel, as well as commercial chassis, from multiple sources. In addition, we may incorporate chassis provided directly by our customers in our production process. As a distributor of equipment manufactured by other companies, JJE relies on the availability of equipment supplied by others to meet customer demand.
While there are risks and uncertainties with respect to the supply of certain raw materials and components that could impact price, quality and availability in sufficient quantities, the Company believes it has adequate supplies and sources of availability of the raw materials and components necessary to meet its needs.
Competition
Within the Environmental Solutions Group, Elgin is recognized as a market leader among domestic sweeper competitors and differentiates itself primarily on product performance. The Vactor and Guzzler brands each maintain a leading domestic position in their respective marketplaces by enhancing product performance with leading technology and application flexibility. Jetstream is a market leader in the in-plant cleaning segment of the U.S. waterblast industry, competing on product performance, rapid delivery and solutions services. JJE is a leading Canadian-based distributor of maintenance equipment for municipal and industrial markets. TBEI includes a portfolio of regional brands with market leadership positions in distinct geographies and product categories, differentiating itself with its broad regional distribution network, focus on customer responsiveness and operational expertise.
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
Research and Development
The Company invests in research to support the development of new products and the enhancement of existing products and services. The Company believes this investment is important to maintain or enhance its leadership position in key markets. Expenditures for research and development by the Company were $13.0 million in 2017, $13.4 million in 2016 and $14.0 million in 2015, and were reported within Selling, engineering, general and administrative (“SEG&A”) expenses on the Consolidated Statement of Operations.
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
Employees
The Company employed approximately 3,100 people in its businesses at December 31, 2017, with the Company’s U.S. hourly workers accounting for approximately 52% of its total workforce. Approximately 18% of the Company’s U.S. hourly workers were represented by unions at December 31, 2017. We believe that our labor relations with our employees are good.
Governmental Regulation of the Environment
The Company believes it complies with federal, state and local provisions that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment. The Company endeavors to establish environmentally-friendly policies and objectives, and believes that these actions are also consistent with cost-effective operating practices. Capital expenditures in 2017 attributable to compliance with such laws were not material. The Company believes that the overall impact of compliance with environmental regulations will not have a material adverse effect on our financial position, results of operations or cash flow.
In May 2012, the Company sold a facility in Pearland, Texas. The facility was previously used by the Company’s discontinued Pauluhn business, which manufactured marine, offshore and industrial lighting products. It is probable that the site will require remediation and as such, as of December 31, 2017 and 2016, $0.5 million and $0.6 million, respectively, of reserves related to the environmental remediation of the Pearland facility have been included in liabilities of discontinued operations on the Consolidated Balance Sheets. The Company’s estimate may change as more information becomes available; however, the costs are not expected to have a material adverse effect on the Company’s results of operations, financial position or cash flow.
Seasonality
Certain of the Company businesses are susceptible to the influences of seasonal buying or delivery patterns. The Company tends to have lower sales in the first quarter compared to other quarters as a result of these influences.
Executive Officers of the Registrant
The following is a list of the Company’s executive officers, their ages, business experience and positions as of February 1, 2018:
Jennifer L. Sherman, age 53, was appointed President and Chief Executive Officer effective January 1, 2016. Ms. Sherman was also appointed to the Board of Directors effective January 1, 2016. Since joining the Company in 1994, Ms. Sherman has served in various roles of increasing responsibility, most recently as Senior Vice President and Chief Operating Officer from April 2014 to December 31, 2015. Ms. Sherman also previously served as Senior Vice President, Chief Administrative Officer, General Counsel and Secretary from 2010 to April 2014, Senior Vice President, Human Resources, General Counsel and Secretary from 2008 to 2010, and Vice President, General Counsel and Secretary from 2004 to 2008.
Julie A. Cook, age 56, was appointed Vice President, Human Resources in September 2012. Ms. Cook served as Johnson Controls, Inc.’s Director of Human Resources, Building Efficiency Programs and then Vice President of Human Resources, Global Manufacturing, Supply Chain and Communications, from 2010 through 2012. Ms. Cook previously served as the Company’s Environmental Solutions Group Vice President of Human Resources with responsibility for Corporate Human Resources from 2008 through 2010. Ms. Cook was Group Vice President of Human Resources for the Environmental Solutions Group from 2001 to 2007.
Daniel A. DuPré, age 61, was appointed Vice President, General Counsel and Secretary in November 2015. Mr. DuPré joined the Company in 2006, most recently serving as its Deputy General Counsel. Mr. DuPré previously held senior legal positions at Sears Holdings Corporation, Bank One Corporation, and Brunswick Corporation and served as an Assistant United States Attorney for the Northern District of Illinois.
Robert E. Fines, age 59, was appointed Vice President and General Manager of TBEI in June 2017, following the Company’s acquisition of TBEI, where Mr. Fines had served as Chief Executive Officer since 2008. Prior to joining TBEI, Mr. Fines held senior management positions at Kirtland Capital, Avery Dennison and GE Plastics.
Ian A. Hudson, age 41, was appointed Senior Vice President and Chief Financial Officer in October 2017. Mr. Hudson joined the Company in August 2013 as Vice President and Corporate Controller. Prior to joining the Company, Mr. Hudson served as Director of Accounting – Latin America and Asia Pacific at Groupon, Inc. from June 2012 to August 2013. Prior to that role, Mr. Hudson worked at Ernst & Young, LLP from 1998 to 2012, most recently as Senior Audit Manager.

Svetlana Vinokur, age 38, was appointed Vice President, Treasurer and Corporate Development in April 2015. Prior to joining the Company, Ms. Vinokur worked as Assistant Treasurer at Illinois Tool Works Inc. Prior to that role, Ms. Vinokur served as Finance Head of M&A Strategy at Mead Johnson Nutrition Company and as a senior associate for Robert W. Baird & Company’s Consumer and Industrial Investment Banking group. Ms. Vinokur started her career at Ford Motor Company, serving in various finance roles.
Mark D. Weber, age 60, was appointed Senior Vice President and Chief Operating Officer in January 2018, upon rejoining the Company after four years at Supreme Industries, Inc. (“Supreme”). Mr. Weber joined Supreme in May 2013 as President and Chief Executive Officer, serving in that capacity up to the sale of Supreme to Wabash National Corporation, which was completed in September 2017. Prior to joining Supreme, Mr. Weber worked for 17 years as an executive within the Company’s Environmental Solutions Group, including a decade as Group President.
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
In 2017, we generated approximately 75% of our net sales in the U.S. Our ability to be profitable depends heavily on varying conditions in the U.S. governmental and municipal markets, as well as the overall U.S. economy. The industrial markets in which we compete are subject to considerable cyclicality, and move in response to cycles in the overall business environment. Many of our customers are municipal government agencies, and as a result, we are dependent on municipal government spending. Spending by our municipal customers can be affected by federal, state and local political circumstances, budgetary constraints, changing priorities, potential government shutdowns and other factors. The U.S. government and municipalities depend heavily on tax revenues as a source of spending and accordingly, there is a historical correlation that suggests a lag of one to two years between the condition of the U.S. economy and our sales to the U.S. government and municipalities. Therefore, downturns in the U.S. economy are likely to result in decreases in demand for our products. During previous economic downturns, we experienced decreases in sales and profitability, and we expect our business to remain subject to similar economic fluctuations in the future. In addition, the extent of any potential impact of the enactment of the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”) on the U.S. economy is currently uncertain. Changes in federal, state and local tax revenues which may result from the 2017 Tax Act may have an impact on demand for our products.
We have international operations that are subject to compliance with domestic and foreign laws and regulations, economic and political uncertainties and foreign currency rate fluctuations.
Our business is subject to fluctuations in demand and changing international economic, legal and political conditions that are beyond our control. In 2017, approximately 25% of our net sales were to customers outside the U.S. and we expect a significant portion of our revenues to come from international sales in the foreseeable future. Operating in the international marketplace exposes us to a number of risks, including the need to comply with U.S. and foreign laws and regulations applicable to our foreign operations, such as the Foreign Corrupt Practices Act, the United Kingdom (“U.K.”) Bribery Act and their counterparts in other foreign jurisdictions in which we operate, restrictive domestic and international trade regulations, including the imposition of tariffs and trade barriers on our products, changes in these laws, regulations and policies by the U.S. and foreign governments, political and economic instability in the jurisdictions in which we operate, foreign receivables collection risk, local labor market conditions, and, in some cases, international hostilities. The costs of compliance with these various laws, regulations and policies can be significant and penalties for non-compliance could significantly impact our business.
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
Our credit facility contains certain restrictive debt covenants and customary events of default. Our ability to comply with these restrictive covenants may be affected by the other factors described in this “Risk Factors” section, as well as other factors outside of our control. Failure to comply with one or more of these restrictive covenants may result in an event of default which, if not cured by us or waived by our lenders, allows our lenders to declare all amounts outstanding as due and payable. Such an acceleration of the maturity of our indebtedness may cause us to incur substantial costs and may prevent or limit us from engaging in transactions that benefit us, including responding to changing business and economic conditions and taking advantage of attractive business opportunities.
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
The inability to obtain raw materials, component parts and/or finished goods in a timely and cost-effective manner would adversely affect our ability to manufacture and market our products.
We purchase from suppliers raw materials, component parts and finished goods to be used in the manufacturing and sale of our products. In addition, we may incorporate vehicle chassis provided directly by our customers in our production process. Changes in our relationships with suppliers, shortages or production delays, whether due to our suppliers or customers, regulatory restrictions or work stoppages by the employees of our suppliers or the chassis suppliers for our customers could have a material adverse effect on our ability to timely manufacture and market products. In addition, increases in the costs of purchased raw materials, component parts or finished goods could result in manufacturing interruptions, delays, inefficiencies or our inability to market products. In addition, our profit margins would decrease if prices of purchased raw materials, component parts or finished goods increase and we are unable to pass on those increases to our customers.

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
As a portion of our workforce is unionized, we are subject to risk of work stoppages and other labor relations matters. As of December 31, 2017, approximately 18% of our U.S. hourly workers were represented by labor unions and were covered by collective bargaining agreements with various unions. Many of these agreements include provisions that limit our ability to realize cost savings. Any strikes, threats of strikes or other organized disruptions in connection with the negotiation of new labor agreements or other negotiations could materially adversely affect our business as well as impair our ability to implement further measures to reduce costs and improve production efficiencies.
Our pension funding requirements and expenses are affected by certain factors outside of our control, including the performance of plan assets, the discount rate used to value liabilities, actuarial assumptions and experience and legal and regulatory changes.
Our funding obligations and pension expense for our defined benefit pension plans are driven by the performance of assets set aside in trusts for these plans, the discount rate used to value the plans’ liabilities, actuarial assumptions and experience and legal and regulatory funding requirements. Changes in these factors could have an adverse impact on our financial condition, results of operations or cash flow. In addition, a portion of our pension plan assets are invested in equity securities, which can experience significant declines if financial markets weaken. The level of the funding of our defined benefit pension plan liabilities was approximately 80% as of December 31, 2017. Funding of the Company’s U.S. defined benefit pension plan is determined in accordance with guidelines set forth in the Employee Retirement Income Security Act (“ERISA”). The current year funding status was impacted by a lower discount rate than in the prior year. Our future pension expenses and funding requirements could increase significantly due to the effect of adverse changes in the discount rate, asset values or the estimated expected return on plan assets. In addition, we could become legally required to make increased cash contributions to the pension plans, and these contributions could be material and negatively affect our cash flow.
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

An impairment in the carrying value of goodwill or intangible assets could negatively affect our financial position and results of operations.
As of December 31, 2017, goodwill and intangible assets, net, represented 38% and 15% of total consolidated assets, respectively. Goodwill and intangible assets are initially recorded at fair value on the date of an acquisition. We review goodwill and indefinite-lived intangible assets for impairment annually, or more frequently if impairment indicators arise. Definite-lived intangible assets are amortized over the estimated useful lives and are subject to an impairment assessment if impairment indicators arise. In evaluating the potential for impairment of goodwill and intangible assets, we make assumptions regarding future operating performance, business trends, competition and market and general economic conditions. Such analyses further require us to make certain assumptions about our sales, operating margins, growth rates and discount rates. There are inherent uncertainties related to these factors. An impairment charge may result from, among other things, a significant decline in operating results, adverse market conditions, unfavorable changes in applicable laws or regulations, or a variety of other factors. Our total consolidated assets and results of operations for the applicable period could be materially adversely affected if any such charge is recorded.
We may be unsuccessful in our future acquisitions, if any, which may have an adverse effect on our business.
Our long-term strategy includes exploring acquisitions of companies or businesses to facilitate our growth, enhance our global market position and broaden our product offerings. Such acquisitions may help us expand into adjacent markets, add complementary products and services or allow us to leverage our distribution channels. In connection with this strategy, we could face certain risks and uncertainties in addition to those we face in the day-to-day operations of our business. We also may be unable to identify suitable targets for acquisition or to make acquisitions at favorable prices. If we identify a suitable acquisition candidate, our ability to successfully implement the acquisition would depend on a variety of factors, including our ability to obtain financing on acceptable terms. In addition, our acquisition activities could be disrupted by overtures from competitors for the targeted companies, governmental regulation and rapid developments in our industry that decrease the value of a potential target’s products or services.
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
Item 1B.    Unresolved Staff Comments.
None.
Item 2.    Properties.
As of December 31, 2017, the Company utilized ten principal manufacturing plants located throughout the U.S., as well as two in Europe, one in Canada and one in South Africa. The Company also leases facilities within the U.S., Europe and Canada from which we provide sales, service and/or equipment rentals. As of December 31, 2017, the Company devoted approximately 1.6 million square feet to manufacturing and 0.7 million square feet to sales, service, warehousing and office space. Of the total square footage, approximately 77% is devoted to the Environmental Solutions Group and 23% to the Safety and Security

Systems Group. Approximately 42% of the total square footage is owned by the Company with the remaining 58% being leased. Owned facilities are subject to lien under the Company’s Amended and Restated Credit Agreement dated January 27, 2016 (as amended on June 2, 2017, the “Amended 2016 Credit Agreement”).
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
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
The Company’s common stock is listed and traded on the New York Stock Exchange (“NYSE”) under the symbol “FSS”. The following table presents a summary of the high and low market price per share of our common stock for each quarter of 2017 and 2016:

	2017		2016
	High	Low	High	Low
1st Quarter	$16.23	$13.45	$15.64	$11.16
2nd Quarter	17.56	13.07	14.11	12.07
3rd Quarter	21.40	17.13	13.99	12.29
4th Quarter	23.64	19.19	16.65	11.68
Holders
As of January 31, 2018, there were 1,597 holders of record of the Company’s common stock.
Dividends
During 2017, 2016 and 2015, the Company declared and paid dividends totaling $16.8 million, $16.9 million and $15.6 million, respectively. On February 19, 2018, the Company’s Board of Directors (the “Board”) declared a quarterly cash dividend of $0.07 per common share payable on March 19, 2018 to holders of record at the close of business on March 5, 2018
The payment of future dividends is at the discretion of the Board and will depend, among other things, upon future earnings and cash flow, capital requirements, the Company’s general financial condition, general business conditions and other factors, including compliance with restrictive debt covenants as described below.
Under the terms of the Company’s Amended 2016 Credit Agreement, restricted payments, including dividends and stock repurchases, shall be permitted if (i) the Company’s leverage ratio is less than or equal to 2.50, (ii) the Company is in compliance with all other financial covenants and (iii) there are no existing defaults under the Amended 2016 Credit Agreement. If the leverage ratio is more than 2.50, the Company is still permitted to fund (i) up to $30.0 million of dividend payments, (ii) stock repurchases sufficient to offset dilution created by the issuance of equity as compensation to its officers, directors, employees and consultants and (iii) an incremental $30.0 million of other cash payments. For further discussion, see Note 7 – Debt to the accompanying consolidated financial statements.
The Company is able to declare dividends at current levels under the restricted payment guidelines set forth above.
Securities Authorized for Issuance under Equity Compensation
Information concerning the Company’s equity compensation plans is included under Item 12 of Part III of this Form 10-K.

Recent Sales of Unregistered Securities
There were no sales of unregistered securities by the Company during the year ended December 31, 2017.
Purchases of Equity Securities
The following table provides a summary of the Company’s repurchase activity for its common stock during the three months ended December 31, 2017:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (a)
October 2017 (10/1/17 - 11/4/17)	—	$—	—	$31,395,802
November 2017 (11/5/17 - 12/2/17)	—	—	—	31,395,802
December 2017 (12/3/17 - 12/31/17)	—	—	—	31,395,802

(a)	On November 4, 2014, the Board authorized a stock repurchase program of up to $75.0 million of the Company’s common stock.

Performance Graph
The following graph compares the cumulative five-year total return to stockholders of the Company’s common stock relative to the cumulative total returns of the Russell 2000 index, the S&P Midcap 400 index and the S&P Industrials index. The graph assumes that the value of the investment in the Company’s common stock, and in each index, was $100 on December 31, 2012 and assumes reinvestment of all dividends through December 31, 2017.
Copyright© 2018 Russell Investment Group. All rights reserved.
Copyright© 2018 Standard & Poor’s, a division of S&P Global. All rights reserved.

	As of December 31,
	2012	2013	2014	2015	2016	2017
Federal Signal Corporation	$100.00	$192.51	$204.13	$213.00	$214.11	$280.05
Russell 2000	100.00	138.82	145.62	139.19	168.85	193.58
S&P Midcap 400	100.00	133.50	146.54	143.35	173.08	201.20
S&P Industrials	100.00	140.68	154.50	150.59	178.99	216.64
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
Item 6.    Selected Financial Data.
The following table summarizes selected financial information of the Company as of, and for each of the five years in the period ended, December 31, 2017:

	For the Years Ended December 31,
($ in millions, except per share data)	2017	2016	2015	2014	2013
Results of Operations:
Net sales	$898.5	$707.9	$768.0	$779.1	$712.9
Operating income (a) (b) (c) (e)	67.1	57.7	103.2	88.7	61.6

Income from continuing operations (a) (b) (c) (d) (e)	60.5	39.4	65.8	59.7	152.5
Gain (loss) from discontinued operations and disposal, net of tax	1.1	4.4	(2.3)	4.0	7.5
Net income (a) (b) (c) (d) (e)	$61.6	$43.8	$63.5	$63.7	$160.0
Financial Position:
Capital expenditures	$8.0	$6.1	$9.6	$13.7	$11.6
Depreciation and amortization	30.0	19.1	12.3	11.5	11.0
Total assets	992.3	643.2	666.5	658.7	644.8
Total debt (f)	277.7	64.0	44.1	50.2	92.1
Common Stock Data:
Diluted earnings per share — continuing operations	$1.00	$0.64	$1.04	$0.94	$2.41
Cash dividends per common share	0.28	0.28	0.25	0.09	—
Weighted average shares outstanding — diluted (in millions)	60.4	61.2	63.4	63.6	63.2
Performance Measures:
Operating margin	7.5%	8.2%	13.4%	11.4%	8.6%
Adjusted EBITDA (g)	$113.1	$83.5	$115.9	$100.2	$73.3
Adjusted EBITDA margin (g)	12.6%	11.8%	15.1%	12.9%	10.3%
Other Data:
Total orders	$1,018.0	$674.4	$686.1	$807.4	$706.0
Backlog	257.5	137.0	171.3	254.7	226.5

(a)
2017 operating income includes acquisition and integration-related expenses, restructuring charges and pension settlement charges of $2.7 million, $0.6 million and $6.1 million, respectively. 2017 income from continuing operations includes the effects of the acquisition and integration-related expenses, restructuring charges and pension settlement charges, as well as a $20.2 million net benefit from special tax items, primarily represented by the Company’s preliminary estimate of the impact of the 2017 Tax Act, including the effect of the reduction in the corporate tax rate in the U.S.

(b)
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

(c)
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

(d)	2014 income from continuing operations includes the effects of a $3.5 million release of valuation allowance that was previously recorded against the Company’s foreign deferred tax assets.

(e)
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

(f)	Includes short-term borrowings, the current portion of long-term borrowings and capital lease obligations of $0.3 million, $0.5 million, $0.4 million, $6.2 million and $7.4 million, respectively.

(g)
The Company uses adjusted EBITDA and the ratio of adjusted EBITDA to net sales (“adjusted EBITDA margin”) as additional measures which are representative of its underlying performance and to improve the comparability of results across reporting periods. We believe that investors use versions of these metrics in a similar manner. For these reasons, the Company believes that adjusted EBITDA and adjusted EBITDA margin are meaningful metrics to investors in evaluating the Company’s underlying financial performance. Consolidated adjusted EBITDA is a non-GAAP measure that represents the total of income from continuing operations, interest expense, pension settlement charges, hearing loss settlement charges, debt settlement charges, acquisition and integration-related expenses, restructuring activity, executive severance costs, purchase accounting effects, other income/expense, income tax expense, and depreciation and amortization expense. Consolidated adjusted EBITDA margin is a non-GAAP measure that represents the total of income from continuing operations, interest expense, pension settlement charges, debt settlement charges, acquisition and integration-related expenses, restructuring activity, executive severance costs, purchase accounting effects, other income/expense, income tax expense, and depreciation and amortization expense divided by net sales for the applicable period(s). Other companies may use different methods to calculate adjusted EBITDA and adjusted EBITDA margin. The following table summarizes the Company’s consolidated adjusted EBITDA and adjusted EBITDA margin and reconciles income from continuing operations to consolidated adjusted EBITDA for each of the five years in the period ended December 31, 2017:

	For the Years Ended December 31,
($ in millions)	2017	2016	2015	2014	2013
Income from continuing operations	$60.5	$39.4	$65.8	$59.7	$152.5
Add:
Interest expense	7.3	1.9	2.3	3.6	8.9
Pension settlement charges	6.1	—	—	—	—
Hearing loss settlement charges	1.5	—	—	—	—
Debt settlement charges	—	0.3	—	—	8.7
Acquisition and integration-related expenses	2.7	1.4	—	—	—
Restructuring	0.6	1.7	0.4	—	0.7
Executive severance costs	0.7	—	—	—	—
Purchase accounting effects *	4.4	3.6	—	—	—
Other (income) expense, net	(1.2)	(1.3)	1.0	1.7	0.1
Income tax expense (benefit)	0.5	17.4	34.1	23.7	(108.6)
Depreciation and amortization	30.0	19.1	12.3	11.5	11.0
Adjusted EBITDA	$113.1	$83.5	$115.9	$100.2	$73.3

Net sales	$898.5	$707.9	$768.0	$779.1	$712.9

Adjusted EBITDA margin	12.6%	11.8%	15.1%	12.9%	10.3%
*Excludes purchase accounting effects reflected in depreciation and amortization of $0.4 million and $0.3 million for the years ended December 31, 2017 and 2016, respectively.
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
Executive Summary
The Company is a leading global manufacturer and supplier of (i) vehicles and equipment for maintenance and infrastructure end-markets, including sewer cleaners, vacuum trucks, street sweepers, dump truck bodies and trailers and (ii) safety, security and communication equipment, such as lights, sirens and warning systems. Following the acquisition of JJE in 2016, the Company also distributes and re-sells products manufactured by other companies, which include refuse and recycling collection vehicles, camera systems, ice resurfacing equipment and snow-removal equipment. In addition, we sell parts and provide service, repair, equipment rentals and training as part of a comprehensive offering to our customer base. We operate 14 manufacturing facilities in five countries around the world and provide products and integrated solutions to municipal, governmental, industrial and commercial customers in all regions of the world.
As described in Note 15 – Segment Information to the accompanying consolidated financial statements, the Company’s business units are organized and managed in two operating segments: the Environmental Solutions Group and the Safety and Security Systems Group.
During 2017, the Company continued to focus on executing against its key long-term objectives, including the following:

•	Creating disciplined growth;

•	Improving manufacturing efficiencies and costs;

•	Leveraging invested capital; and

•	Diversifying our customer base.
Highlights of the Company’s achievements against these objectives in 2017 include the following:

•	On June 2, 2017, we completed the acquisition of TBEI, a leading U.S. manufacturer of dump truck bodies and trailers serving maintenance and infrastructure end-markets.

•
The combination of TBEI with the businesses in our Environmental Solutions Group, creates a single platform providing municipal and industrial customers with a complete suite of maintenance and infrastructure equipment and supporting solutions. This platform will expand our leadership position in these markets and will provide a springboard for future organic growth and mergers and acquisitions.

•	The TBEI acquisition also diversifies our current end markets through an expanded focus on infrastructure, construction, waste, rendering and other industrial end markets.

•	The acquisition of TBEI is expected to accelerate our goal of profitably growing our revenues in excess of $1 billion by 2020.

•	Our consolidated adjusted EBITDA margin for 2017 was 12.6%, within our target range, and up from 11.8% in 2016.

•
We have continued to focus on new product development and are encouraged that these efforts will provide additional opportunities to further diversify our customer base. In particular, we are pleased with the market reaction to our new hydro-excavator vehicle designed for utility markets.

•	“80/20” efficiency initiatives remain a critical part of our culture and we continue to focus on reducing product costs and improving manufacturing efficiencies across all of our businesses.

•
With $73.5 million of cash being generated from continuing operations during 2017, we have been able to pay down $34 million of debt since the completion of the TBEI acquisition in June 2017 and return $16.8 million to stockholders in the form of cash dividends.

•
With our strong balance sheet and positive operating cash flow, we are well positioned to invest in internal growth initiatives, pursue strategic acquisitions and consider ways to return value to stockholders.

Our financial results in 2017 reflected improved performance in many areas, driven by both organic growth and benefits from our recent acquisitions.
Net sales increased by $190.6 million, or 27%, for the year ended December 31, 2017, compared to the prior year. Within our Environmental Solutions Group, net sales increased by $201.9 million, or 41%, largely due to the addition of $109.4 million of net sales from the TBEI acquisition, approximately $54.7 million of incremental net sales resulting from the prior-year JJE acquisition, including increases in rental income and sales of used equipment, and improved domestic sales of sewer cleaners and vacuum trucks. In our Safety and Security Systems Group, net sales decreased by $11.3 million, or 5%, primarily due to lower sales into global public safety markets and decreased sales of outdoor warning systems.
Operating income for the year ended December 31, 2017 increased by $9.4 million, or 16%, to $67.1 million, primarily driven by a $18.3 million operating income improvement within our Environmental Solutions Group, associated with increased sales volumes, a $6.2 million operating income contribution from TBEI and the effects of including a full year of operating income from JJE in 2017, compared to only seven months in the prior year. TBEI’s operating income contribution in the current-year period included the effects of amortization expense on intangible assets acquired, which, coupled with the increased JJE activity, contributed to an increase in our Environmental Solutions Group’s depreciation and amortization expense of $11.2 million. In addition, there was a $0.8 million increase in purchase accounting expense effects and a $0.5 million increase in acquisition-related costs in the current year. Within our Safety and Security Systems Group, operating income in the year ended December 31, 2017 was unchanged from the prior year at $27.0 million, with reductions in SEG&A expenses and restructuring expenses of $0.6 million and $1.1 million, respectively, offsetting a $1.7 million decrease in gross profit. In addition to the $2.0 million increase in SEG&A expenses, corporate expenses in the year ended December 31, 2017 also included a $6.1 million pension settlement charge, a $0.8 million increase in acquisition-related expenses and higher expenses associated with hearing loss litigation. Consolidated operating margin for the year ended December 31, 2017, inclusive of the incremental depreciation and amortization, purchase accounting expense effects, pension and hearing loss settlement charges and acquisition costs, was 7.5%, compared to 8.2% in the prior year.
Income before income taxes for the year ended December 31, 2017 increased by $4.2 million as compared to the prior year, primarily due to the $9.4 million improvement in operating income and the absence of $0.3 million in debt settlement charges in connection with our prior-year debt refinancing, partially offset by a $5.4 million increase in interest expense, associated with higher average debt levels following the acquisition of TBEI, and a $0.1 million reduction in other income.
Net income from continuing operations for the year ended December 31, 2017 included the effects of a $16.9 million decrease in income tax expense, largely due to the recognition of a $20.2 million net tax benefit, primarily represented by our preliminary estimate of the impact of the 2017 Tax Act, partially offset by additional tax expense associated with higher pre-tax income levels. Our effective tax rate for the year ended December 31, 2017 was 0.8%, compared to an effective tax rate of 30.6% in 2016. The 2017 effective rate included the aforementioned impacts resulting from the 2017 Tax Act. The effective tax rate for 2016 included a $2.2 million net benefit from Canadian and U.K. valuation allowance changes. We expect that our effective tax rate in 2018 will be in the range of 26% to 27%, based on our current interpretations of the provisions of the 2017 Tax Act.
Total orders for the year ended December 31, 2017 were $1,018.0 million, an increase of $343.6 million, or 51%, compared to the prior year. Our Environmental Solutions Group reported total orders of $806.3 million in 2017, an increase of $331.5 million, or 70%, compared to the prior year. The improvement was driven by organic order growth of approximately $121.1 million, or 33%, primarily represented by improved orders for sewer cleaners, street sweepers and vacuum trucks, the effects of the TBEI acquisition, which added $151.9 million in orders, and a net increase in orders of $58.5 million related to the inclusion of JJE orders for a full year in 2017 versus seven months in 2016. Within our Safety and Security Systems Group, orders increased by $12.1 million compared to the prior year, primarily driven by improvements in orders of industrial products, public safety products and outdoor warning systems.
Our consolidated backlog at December 31, 2017 was $257.5 million, up $120.5 million, or 88%, from $137.0 million at December 31, 2016.

Results of Operations
The following table summarizes our Consolidated Statements of Operations and illustrates the key financial indicators used to assess our consolidated financial results:

	For the Years Ended December 31,			Change
($ in millions, except per share data)	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Net sales	$898.5	$707.9	$768.0	$190.6	$(60.1)
Cost of sales	677.3	524.8	542.4	152.5	(17.6)
Gross profit	221.2	183.1	225.6	38.1	(42.5)
Selling, engineering, general and administrative expenses	144.7	122.3	122.0	22.4	0.3
Acquisition and integration-related expenses	2.7	1.4	—	1.3	1.4
Pension settlement charges	6.1	—	—	6.1	—
Restructuring	0.6	1.7	0.4	(1.1)	1.3
Operating income	67.1	57.7	103.2	9.4	(45.5)
Interest expense	7.3	1.9	2.3	5.4	(0.4)
Debt settlement charges	—	0.3	—	(0.3)	0.3
Other (income) expense, net	(1.2)	(1.3)	1.0	0.1	(2.3)
Income before income taxes	61.0	56.8	99.9	4.2	(43.1)
Income tax expense	0.5	17.4	34.1	(16.9)	(16.7)
Income from continuing operations	60.5	39.4	65.8	21.1	(26.4)
Gain (loss) from discontinued operations and disposal, net of tax	1.1	4.4	(2.3)	(3.3)	6.7
Net income	$61.6	$43.8	$63.5	$17.8	$(19.7)
Other data:
Operating margin	7.5%	8.2%	13.4%	(0.7)%	(5.2)%
Adjusted EBITDA (a)	$113.1	$83.5	$115.9	$29.6	$(32.4)
Adjusted EBITDA margin (a)	12.6%	11.8%	15.1%	0.8%	(3.3)%
Diluted earnings per share — Continuing operations	$1.00	$0.64	$1.04	$0.36	$(0.40)
Total orders	1,018.0	674.4	686.1	343.6	(11.7)
Backlog	257.5	137.0	171.3	120.5	(34.3)
Depreciation & amortization	30.0	19.1	12.3	10.9	6.8

(a)
The Company uses adjusted EBITDA and adjusted EBITDA margin as additional measures which are representative of its underlying performance and to improve the comparability of results across reporting periods. Refer to Item 6. Selected Financial Data for further discussion regarding these non-GAAP metrics and a reconciliation of each to the most comparable GAAP measure for each of the periods presented.

Year ended December 31, 2017 vs. year ended December 31, 2016
Net sales
Net sales increased by $190.6 million, or 27%, for the year ended December 31, 2017, compared to the prior year. Within the Environmental Solutions Group, net sales increased by $201.9 million, or 41%, largely due to the addition of $109.4 million of net sales from the TBEI acquisition, approximately $54.7 million of incremental net sales resulting from the prior-year JJE acquisition, including increases in rental income and sales of used equipment, and improved domestic sales of sewer cleaners and vacuum trucks. In the Safety and Security Systems Group, net sales decreased by $11.3 million, or 5%, primarily due to lower sales into global public safety markets and decreased sales of outdoor warning systems.
Cost of sales
For the year ended December 31, 2017, cost of sales increased by $152.5 million, or 29%, compared to the prior year, largely due to an increase of $162.1 million, or 42%, within the Environmental Solutions Group, primarily driven by increased sales volumes, additional cost of sales from the TBEI acquisition and the effects of a full year of JJE activity in the current-year period compared with seven months last year, recognition of approximately $0.8 million more expense associated with purchase accounting effects and a $6.5 million increase in depreciation expense, largely resulting from depreciation on rental equipment acquired in the JJE transaction. This increase was partially offset by a decrease in cost of sales of $9.6 million, or

7%, within the Safety and Security Systems Group, largely driven by lower sales volumes and the impact of material and labor cost reduction initiatives.
Gross profit
For the year ended December 31, 2017, gross profit increased by $38.1 million, or 21%, compared to the prior year, primarily due to a $39.8 million improvement in the Environmental Solutions Group, partially offset by a $1.7 million reduction within the Safety and Security Systems Group. Gross margin for the year ended December 31, 2017 was 24.6%, compared to 25.9% in the prior year, largely due to incremental depreciation expense and purchase accounting expense effects, partially offset by gross margin improvement within the Safety and Security Systems Group related to the savings associated with material and labor cost reduction initiatives.
Selling, engineering, general and administrative expenses
For the year ended December 31, 2017, SEG&A expenses increased by $22.4 million, or 18%, primarily represented by a $21.0 million increase within the Environmental Solutions Group, largely the result of the addition of expenses of businesses acquired in the current and prior year, a $4.7 million increase in amortization expense and strategic investments in our sales force to support our organic growth initiatives. SEG&A expenses with the Safety and Security Systems Group decreased by $0.6 million in comparison to the prior year, while Corporate SEG&A expenses increased by $2.0 million, primarily driven by the recognition of $0.7 million in executive severance costs, increased legal expenses associated with hearing loss litigation and higher employee incentive compensation costs, partially offset by lower pension expenses.
Operating income
Operating income for the year ended December 31, 2017 increased by $9.4 million, or 16%, to $67.1 million, primarily driven by a $18.3 million operating income improvement within the Environmental Solutions Group, associated with increased sales volumes, a $6.2 million operating income contribution from TBEI and the effects of including a full year of operating income from JJE in 2017, compared to only seven months in the prior year. TBEI’s operating income contribution in the current-year period included the effects of amortization expense on intangible assets acquired, which, coupled with the increased JJE activity, contributed to an increase in the Environmental Solutions Group’s depreciation and amortization expense of $11.2 million. In addition, there was a $0.8 million increase in purchase accounting expense effects and a $0.5 million increase in acquisition-related costs in the current year. Within the Safety and Security Systems Group, operating income in the year ended December 31, 2017 was unchanged from the prior year at $27.0 million, with reductions in SEG&A expenses and restructuring expenses of $0.6 million and $1.1 million, respectively, offsetting a $1.7 million decrease in gross profit. In addition to the $2.0 million increase in SEG&A expenses, corporate expenses in the year ended December 31, 2017 also included a $6.1 million pension settlement charge, a $0.8 million increase in acquisition-related expenses and higher expenses associated with hearing loss litigation. Consolidated operating margin for the year ended December 31, 2017, inclusive of the incremental depreciation and amortization, purchase accounting expense effects, pension and hearing loss settlement charges and acquisition costs, was 7.5%, compared to 8.2% in the prior year.
Interest expense
Interest expense for the year ended December 31, 2017 increased by $5.4 million, or 284%, compared to the prior year, largely due to higher average debt levels following the acquisition of TBEI. For further discussion, see Note 7 – Debt to the accompanying consolidated financial statements.
Other (income) expense, net
For the year ended December 31, 2017, other (income) expense, net, totaled $1.2 million of income, largely due to foreign currency transaction gains, whereas for the year ended December 31, 2016, $1.3 million of income was reported, largely related to a gain on the settlement of a foreign currency forward contract and interest income on a loan provided to a customer.
Income tax expense
The Company recognized income tax expense of $0.5 million for the year ended December 31, 2017, compared to $17.4 million for the year ended December 31, 2016. The decrease in expense was primarily due to the recognition of a $23.0 million net tax benefit associated with the revaluation of the Company’s net deferred tax liabilities in the U.S. following the reduction of the federal corporate tax rate included in the 2017 Tax Act, partially offset by a $2.2 million net increase in valuation allowance, inclusive of a $3.0 million valuation allowance recorded against the Company’s foreign tax credits as a result of the enactment of the 2017 Tax Act, the recognition of $0.6 million of additional tax expense associated with a change in the state tax rate in Illinois, and additional taxes resulting from higher pre-tax earnings. The Company’s effective tax rate for the year ended December 31, 2017 was 0.8%, compared to 30.6% in 2016. The 2017 effective tax rate included the aforementioned impacts resulting from the 2017 Tax Act. The effective tax rate for 2016 included a $2.2 million net benefit from Canadian and U.K. valuation allowance changes. The Company expects that its effective tax rate in 2018 will be within the range of 26% to 27%, based on its current interpretations of the provisions of the 2017 Tax Act. For further discussion, see Note 8 – Income Taxes to the accompanying consolidated financial statements.
Income from continuing operations
Income from continuing operations was $60.5 million for the year ended December 31, 2017, compared with $39.4 million in the prior year, largely due to the improved operating income, the $16.9 million reduction in income tax expense and the absence of $0.3 million in debt settlement charges in connection with the Company’s prior-year debt refinancing, partially offset by the $5.4 million increase in interest expense, associated with higher average debt levels following the acquisition of TBEI, and the $0.1 million reduction in other income.
Gain (loss) from discontinued operations and disposal, net of tax
For the year ended December 31, 2017, the Company recorded a net gain from discontinued operations and disposal of $1.1 million, primarily due to an adjustment of foreign tax credits associated with the sale of the Fire Rescue Group and adjustments of estimated product liability obligations of previously discontinued businesses, resulting from updated actuarial valuations.
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
Orders & Backlog

($ in millions)	2017	2016	2015
Total orders	$1,018.0	$674.4	$686.1
Change in orders year-over-year	50.9%	(1.7)%	(15.0)%
Change in U.S. municipal and government orders year-over-year	18.3%	(5.8)%	(10.9)%
Change in U.S. industrial and commercial orders year-over-year	139.6%	0.3%	(30.2)%
Change in non-U.S. orders year-over-year	21.2%	3.5%	(3.0)%
Backlog	$257.5	$137.0	$171.3
Change in backlog year-over-year	88.0%	(20.0)%	(32.7)%
On the date of acquisition, JJE had a backlog of orders from its end customers of $43.3 million. These acquired orders were included in total orders reported for the year ended December 31, 2016.
On the date of acquisition, TBEI had a backlog of orders from its end customers of $44.8 million. These acquired orders were included in total orders reported for the year ended December 31, 2017.
Year ended December 31, 2017 vs. year ended December 31, 2016
Total orders for the year ended December 31, 2017 were $1,018.0 million, an increase of $343.6 million, or 51%, compared to the prior year. The Environmental Solutions Group reported total orders of $806.3 million in 2017, an increase of $331.5 million, or 70%, compared to the prior year. The improvement was driven by organic order growth of approximately $121.1 million, or 33%, primarily represented by improved orders for sewer cleaners, street sweepers and vacuum trucks, the effects of the TBEI acquisition, which added $151.9 million in orders, and a net increase in orders of $58.5 million related to the inclusion of JJE orders for a full year in 2017 versus seven months in 2016. Within the Safety and Security Systems Group, orders increased by $12.1 million compared to the prior year, primarily driven by improvements in orders of industrial products, public safety products and outdoor warning systems.
U.S. municipal and governmental orders increased by $55.8 million, or 18%, primarily due to a $56.0 million improvement within the Environmental Solutions Group, largely represented by increases in orders for street sweepers and sewer cleaners of $24.0 million and $20.4 million, respectively, and a $13.9 million increase in orders for dump truck bodies following the acquisition of TBEI. This improvement was partially offset by a $0.2 million reduction in municipal orders within the Safety and Security Systems Group.
U.S. industrial and commercial orders increased by $247.0 million, or 140%, largely driven by a $239.9 million increase within the Environmental Solutions Group, primarily related to improvements in orders for vacuum trucks and sewer cleaners of $50.4 million and $29.2 million, respectively, the acquisition of TBEI, which contributed $138.0 million, and the effects of the inclusion of JJE orders for a full year in 2017 versus seven months in 2016. Within the Safety and Security Systems Group, industrial orders were up $7.1 million, due to increased orders of outdoor warning systems, public safety products and industrial products of $4.0 million, $2.5 million and $0.6 million, respectively.
Non-U.S. orders increased by $40.8 million, or 21%, largely due to a $35.6 million increase within the Environmental Solutions Group, reflecting increased Canadian orders following the acquisition of JJE in June of 2016. Orders within the Safety and Security Systems Group increased by $5.2 million, driven by improved orders in industrial and coal markets, partially offset by reduced orders from international public safety markets.

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
Backlog
Backlog was $257.5 million at December 31, 2017 as compared to $137.0 million at December 31, 2016. The increase of $120.5 million, or 88%, was primarily due to a $114.5 million increase in backlog within the Environmental Solutions Group, largely due to the TBEI acquisition, whose backlog at December 31, 2017 was $42.5 million, and higher demand for vacuum trucks, sewer cleaners and street sweepers in the U.S. In addition, backlog within the Safety and Security Systems Group improved by $6.0 million, primarily due increased orders for outdoor warnings systems, as well as the timing of large police orders within public safety markets.
Environmental Solutions
The following table summarizes the Environmental Solutions Group’s operating results as of and for the years ended December 31, 2017, 2016 and 2015:

	For the Years Ended December 31,			Change
($ in millions)	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Net sales	$692.6	$490.7	$534.1	$201.9	$(43.4)
Operating income	72.4	54.1	96.9	18.3	(42.8)
Other data:
Operating margin	10.5%	11.0%	18.1%	(0.5)%	(7.1)%
Total orders	$806.3	$474.8	$449.2	$331.5	$25.6
Backlog	231.1	116.6	133.4	114.5	(16.8)
Depreciation and amortization	25.7	14.5	7.3	11.2	7.2
Year ended December 31, 2017 vs. year ended December 31, 2016
Total orders increased by $331.5 million, or 70%, for the year ended December 31, 2017. U.S. orders increased by $295.9 million, largely due to improvements in orders for sewer cleaners, vacuum trucks and street sweepers of $49.7 million, $43.1 million and $32.5 million, respectively, as well as the impact of the TBEI acquisition, which contributed $151.9 million of orders. Street sweeper and sewer cleaner order improvements were primarily driven by increased demand within municipal and industrial markets, while the increase in vacuum truck orders was associated with improved conditions in industrial markets in comparison to the prior year, when there was a higher amount of used equipment in some of our end markets. The improvement in vacuum truck orders was also reflective of our strategic initiative to expand into the utility market, and the replenishment of customer rental fleets. Non-U.S. orders increased by $35.6 million, primarily attributed to the acquisition of JJE, completed in June last year.
Net sales increased by $201.9 million, or 41%, for the year ended December 31, 2017. U.S. sales increased by $166.7 million, or 45%, primarily due to the current-year acquisition of TBEI which contributed $109.0 million of sales, and increases in shipments of vacuum trucks, sewer cleaners and waterblasting equipment of $21.1 million, $10.7 million and $3.9 million, respectively. In addition, rental income and sales of used equipment improved by $5.5 million and $7.5 million, respectively, largely due to the current year including a full year of JJE activity compared with seven months last year. Partially offsetting these improvements was a $2.0 million decrease in street sweeper sales. Non-U.S. sales increased by $35.2 million, or 30%, primarily due to the effects of the additional JJE activity in the current year, including increases in rental income and sales of used equipment of $7.6 million and $1.8 million, respectively.
Cost of sales increased by $162.1 million, or 42%, for the year ended December 31, 2017, primarily attributable to higher sales volumes, additional cost of sales from the TBEI acquisition and the effects of a full year of JJE activity in the current year, recognition of approximately $0.8 million more expense associated with purchase accounting effects and a $6.5 million increase in depreciation expense, largely resulting from depreciation on rental equipment acquired in the JJE transaction. Gross margin decreased to 20.8% from 21.2% in the prior year, largely due to the aforementioned incremental depreciation and purchase accounting expense effects.
SEG&A expenses increased by $21.0 million, or 42%, for the year ended December 31, 2017, largely due to the addition of expenses of businesses acquired in the current and prior year, a $4.7 million increase in amortization expense and strategic investments in our sales force to support our organic growth initiatives.
Operating income for the year ended December 31, 2017 increased by $18.3 million, or 34%, largely due to the $39.8 million increase in gross profit, partially offset by the $21.0 million increase in SEG&A expenses and a $0.5 million increase in acquisition and integration-related expenses.
Backlog was $231.1 million at December 31, 2017, up 98% compared to $116.6 million at December 31, 2016. The increase is primarily due to the contribution of $42.5 million of backlog from TBEI, as well as the effects of improved demand for sewer cleaners, vacuum trucks, and street sweepers in the U.S.
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
Safety and Security Systems
The following table summarizes the Safety and Security Systems Group’s operating results as of and for the years ended December 31, 2017, 2016 and 2015:

	For the Years Ended December 31,			Change
($ in millions)	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Net sales	$205.9	$217.2	$233.9	$(11.3)	$(16.7)
Operating income	27.0	27.0	32.3	—	(5.3)
Other data:
Operating margin	13.1%	12.4%	13.8%	0.7%	(1.4)%
Total orders	$211.7	$199.6	$236.9	$12.1	$(37.3)
Backlog	26.4	20.4	37.9	6.0	(17.5)
Depreciation and amortization	4.1	4.4	4.8	(0.3)	(0.4)
Year ended December 31, 2017 vs. year ended December 31, 2016
Total orders increased by $12.1 million or 6%, for the year ended December 31, 2017. In the aggregate, U.S. orders increased by $6.9 million compared to the prior year, driven by increases in orders of outdoor warning systems, public safety products and industrial products of $3.4 million, $2.9 million and $0.6 million, respectively. Non-US orders increased by $5.2 million, largely due to a $6.8 million increase in orders from international industrial markets, including oil and gas and coal markets, partially offset by a $1.6 million decrease in orders of international public safety products.
Net sales decreased by $11.3 million, or 5%, for the year ended December 31, 2017. U.S. sales decreased by approximately $4.4 million, primarily due to decreased sales of public safety products and outdoor warning systems of $3.0 million and $3.3 million, respectively. The reduction in sales of both public safety products and outdoor warnings systems was primarily attributable to fewer large orders when compared to the prior year. Partially offsetting these decreases was a $1.9 million improvement in sales of industrial products. Non-U.S. sales decreased by $6.9 million, primarily driven by a $5.8 million reduction in sales into international public safety markets and a $2.4 million decrease in sales of outdoor warning systems. Partially offsetting these decreases was a $1.3 million improvement in sales of industrial products into international industrial markets, including oil and gas and coal markets.
Cost of sales decreased by $9.6 million, or 7%, for the year ended December 31, 2017, largely due to the effects of lower sales volumes, as well as the effects of material cost reduction initiatives implemented in the current and prior year. These actions contributed to an improved gross margin for the year ended December 31, 2017 of 37.5%, compared to 36.3% in the prior year.

SEG&A expenses for the year ended December 31, 2017 were $0.6 million lower than the prior year, with savings realized from prior year restructuring activities being partially offset by strategic investments in support of new product development and other growth initiatives.
Operating income for the year ended December 31, 2017 of $27.0 million was unchanged from the prior year, where reductions in SEG&A expenses and restructuring expenses of $0.6 million and $1.1 million, respectively, offset a $1.7 million decrease in gross profit.
Backlog was $26.4 million at December 31, 2017 compared to $20.4 million at December 31, 2016. The increase was primarily due to increased orders for outdoor warnings systems, as well as large police orders within public safety markets that were received in the fourth quarter of 2017.
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
Corporate Expense
Corporate operating expenses were $32.3 million, $23.4 million and $26.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.
For the year ended December 31, 2017, corporate operating expenses increased by $8.9 million, primarily driven by a $6.1 million pension settlement charge, a $0.8 million increase in acquisition and integration-related expenses associated with the

TBEI acquisition, the recognition of $0.7 million in executive severance costs, increased legal expenses associated with hearing loss litigation and higher employee incentive compensation costs, partially offset by lower pension expenses.
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
Financial Condition, Liquidity and Capital Resources
The Company used its cash flow from operations to fund growth and to make capital investments that sustain its operations, reduce costs, or both. Beyond these uses, remaining cash is used to pay down debt, repurchase shares, fund dividend payments and make pension contributions. The Company may also choose to invest in the acquisition of businesses. In the absence of significant unanticipated cash demands, we believe that the Company’s existing cash balances, cash flow from operations and borrowings available under the Amended 2016 Credit Agreement will provide funds sufficient for these purposes. The net cash flows associated with the Company’s rental equipment transactions are included in cash flow from operating activities. Subsequent to the acquisition of JJE, net cash flows from rental equipment transactions may become more significant, and as such, cash flow from operating activities may not be directly comparable with amounts reported in periods prior to the acquisition.
The Company’s cash and cash equivalents totaled $37.5 million, $50.7 million and $76.0 million as of December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, $20.2 million of cash and cash equivalents was held by foreign subsidiaries. Cash and cash equivalents held by subsidiaries outside the U.S. typically are held in the currency of the country in which it is located. This cash is used to fund the operating activities of our foreign subsidiaries and for further investment in foreign operations. Historically, we considered such cash to be permanently reinvested in our foreign operations and our current plans do not demonstrate a need to repatriate such cash to fund U.S. operations. However, in the event that these funds were needed to fund U.S. operations or to satisfy U.S. obligations, they generally could be repatriated. The repatriation of these funds may have caused us to incur additional U.S. income tax expense, dependent on income tax laws and other circumstances at the time any such amounts were repatriated.
The 2017 Tax Act provides a one-time “transition tax” on untaxed post-1986 accumulated earnings and profits (“E&P”) of a company’s controlled foreign corporations (“CFC”) determined as of November 2, 2017 or December 31, 2017 (whichever date on which there is more deferred E&P). As disclosed in Note 8 - Income Taxes, the Company’s accumulated undistributed earnings of foreign subsidiaries aggregated to an overall E&P deficit. Therefore, the Company estimates that no transition tax will be payable under the provisions of the 2017 Tax Act. As with other tax calculations surrounding the 2017 Tax Act, the Company’s estimate of its transition tax liability as of December 31, 2017 is provisional due to complexities inherent in the computations that it expects to be addressed in whole, or in part, by regulations issued during 2018. As of December 31, 2017, the Company continues to assert that its undistributed earnings of certain foreign subsidiaries are indefinitely reinvested. The Company will continue to evaluate its U.S. and foreign cash needs and, as circumstances change, may change its assertion related to all or a portion of its undistributed foreign earnings.
Net cash provided by continuing operating activities totaled $73.5 million, $26.7 million and $91.1 million in 2017, 2016 and 2015, respectively. The increase in cash generated by continuing operating activities in 2017 compared to 2016 was largely the result of higher earnings and benefits from reductions in primary working capital in comparison to the same period of the prior year. We began 2017 with higher total primary working capital levels (defined as accounts receivable and inventories, net, less accounts payable and customer deposits, excluding primary working capital acquired during the year) than when entering the prior year, partly due to the acquisition of JJE, whose inventory levels at any point in time can fluctuate based on demand given the distribution model, as well as the advanced purchase of inventory to meet anticipated production requirements. Partially offsetting this improvement was a $5.5 million year-over-year increase in interest payments. The operating cash flow in the prior-year period was also lower by approximately $11 million as a result of the non-cash settlement, in connection with the acquisition, of accounts receivable due from JJE.
Net cash used for continuing investing activities totaled $277.1 million, $103.0 million and $11.5 million in 2017, 2016 and 2015, respectively. In each of the years presented, cash was used to fund the purchase of properties and equipment, with $8.0 million, $6.1 million and $9.6 million of capital expenditures in 2017, 2016 and 2015, respectively. As discussed in Note 2 – Acquisitions, in 2017, the Company paid $269.2 million to acquire TBEI. In 2016, the Company paid $96.6 million to acquire substantially all the assets and operations of JJE, and also used $6.0 million to acquire Westech. In addition, during 2016, the Company received $6.0 million from a customer as full repayment of a loan that was originally provided in the fourth quarter of 2015. During 2015, the Company also received $4.0 million from the escrow associated with the FSTech divestiture. Net cash provided by discontinued investing activities totaled $86.2 million in 2016, which represented the net proceeds from the sale of Bronto.
Net cash of $190.7 million was provided by continuing financing activities in 2017, compared with a net cash usage of $37.1 million and $33.0 million in 2016 and 2015, respectively. In 2017, in connection with the funding of the acquisition of TBEI, the Company borrowed $243.0 million against its revolving credit facility. Between the TBEI acquisition date and the end of 2017, approximately $34 million of net borrowings were repaid. In addition, the Company funded cash dividends of $16.8 million and redeemed $2.9 million of stock in order to remit funds to tax authorities to satisfy employees’ minimum tax withholdings following the vesting of stock-based compensation. In 2016, the Company borrowed $64.8 million against its revolving credit facility, funded cash dividends of $16.9 million, repurchased $37.8 million of treasury stock, and redeemed $2.7 million of stock in order to remit funds to tax authorities to satisfy employees’ minimum tax withholdings following the vesting of stock-based compensation. The Company also paid the remaining $43.4 million of term loan debt outstanding under the Company’s March 13, 2013 Credit Agreement (the “2013 Credit Agreement”) and spent $1.1 million on fees in connection with its debt refinancing. In 2015, the Company funded cash dividends of $15.6 million, repurchased $10.6 million of treasury stock, and redeemed $3.2 million of stock in order to remit funds to tax authorities to satisfy employees’ minimum tax withholdings following the vesting of stock-based compensation. The Company also paid $5.8 million in scheduled term loan repayments. Offsetting these financing cash outflows were $1.0 million of proceeds from stock option exercises and a $1.6 million excess tax benefit, representing the difference between stock-based compensation expense deductible for income tax and recognized for financial reporting purposes.
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
The 2016 Credit Agreement provided for a $325.0 million revolving credit facility, maturing on January 27, 2021, with borrowings in the form of loans or letters of credit up to the aggregate availability under the facility, with a sub-limit of $50.0 million for letters of credit. In addition, the 2016 Credit Agreement includes an accordion feature, whereby the Company may cause the commitments to increase by up to an additional $75.0 million, subject to the approval of the applicable lenders providing such additional financing.
On June 2, 2017, in anticipation of the TBEI acquisition, the Company executed an amendment to the 2016 Credit Agreement (as amended, the “Amended 2016 Credit Agreement”), which included provisions to exercise this accordion feature, thereby increasing the borrowing capacity under the Amended 2016 Credit Agreement to $400.0 million.
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
The Company is subject to certain leverage ratio and interest coverage ratio financial covenants under the Amended 2016 Credit Agreement that are to be measured at each fiscal quarter-end. The Company was in compliance with all such covenants as of December 31, 2017. Although it has not been triggered by the Company, the Amended 2016 Credit Agreement also includes a “covenant holiday” period, which allows for the temporary increase of the minimum leverage ratio following the completion of a permitted acquisition, or a series of permitted acquisitions, when the total consideration exceeds a specified threshold. In addition, the Amended 2016 Credit Agreement includes customary negative covenants, subject to certain exceptions, restricting or limiting the Company’s and its subsidiaries’ ability to, among other things: (i) make non-ordinary course dispositions of assets, (ii) make certain fundamental business changes, such as merge, consolidate or enter into any similar combination, (iii) make restricted payments, including dividends and stock repurchases, (iv) incur indebtedness, (v) make certain loans and investments, (vi) create liens, (vii) transact with affiliates, (viii) enter into sale/leaseback transactions, (ix) make negative pledges and (x) modify subordinated debt documents.
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
In connection with its debt refinancing in the year ended December 31, 2016, the Company repaid the remaining $43.4 million of principal outstanding under the 2013 Credit Agreement and wrote off approximately $0.3 million of unamortized deferred financing fees associated with the 2013 Credit Agreement. The Company incurred $1.1 million of debt issuance costs in connection with the execution of the 2016 Credit Agreement. Such fees have been deferred and are being amortized over the five-year term.
As of December 31, 2017, there was $277.0 million of cash drawn and $17.1 million of undrawn letters of credit under the Amended 2016 Credit Agreement, with $105.9 million of net availability for borrowings. As of December 31, 2017, there was no cash drawn against the Company’s non-U.S. lines of credit which provide for borrowings up to $0.2 million.
For the year ended December 31, 2017, gross borrowings and gross payments under the 2016 Credit Agreement and the Amended 2016 Credit Agreement were $262.7 million and $53.6 million, respectively. For the year ended December 31, 2016, gross borrowings and gross payments under the 2016 Credit Agreement were $69.8 million and $5.0 million, respectively. For the year ended December 31, 2015, there were no gross borrowings or gross payments under the Company’s domestic revolving credit facility portion of the 2013 Credit Agreement.
Aggregate maturities of total borrowings due amount to approximately $0.3 million in 2018, $0.2 million in 2019, $0.1 million in 2020 and $277.1 million in 2021. The weighted average interest rate on long-term borrowings was 3.25% at December 31, 2017.
The Company paid interest of $6.6 million in 2017, $1.1 million in 2016 and $1.9 million in 2015.
The Company paid income taxes of $13.9 million in 2017, $13.3 million in 2016 and $9.6 million in 2015.
Cash dividends of $16.8 million, $16.9 million and $15.6 million were declared and paid to stockholders in 2017, 2016 and 2015, respectively.
The Company anticipates that capital expenditures for 2018 will be in the range of $15 million to $20 million. The Company believes that its financial resources and major sources of liquidity, including cash flow from operations and borrowing capacity, will be adequate to meet its operating needs, capital needs and financial commitments.

Contractual Obligations and Off-Balance Sheet Arrangements
The following table summarizes the Company’s contractual obligations and payments due by period as of December 31, 2017:

	Payments Due by Period
(in millions)	Total	Less than 1 Year	2-3 Years	4-5 Years	More than 5 Years
Long-term debt	$277.0	$—	$—	$277.0	$—
Interest payments on long-term debt (a)	28.1	9.1	18.3	0.7	—
Operating lease obligations	37.2	8.4	14.0	11.3	3.5
Capital lease obligations	0.7	0.3	0.3	0.1	—
Purchase obligations (b)	117.6	113.1	4.4	0.1	—
Pension contributions (c)	6.5	6.5	—	—	—
Contingent earn-out payment and deferred payment (d)	12.3	—	12.3	—	—
Total contractual obligations (e)	$479.4	$137.4	$49.3	$289.2	$3.5

(a)	Amounts represent estimated contractual interest payments on outstanding long-term debt.

(b)	Purchase obligations primarily relate to commercial chassis and other contracts in the ordinary course of business.

(c)
The Company expects to contribute up to $5.1 million to the U.S. benefit plan and up to $1.4 million to the non-U.S. benefit plan in 2018, which represents the minimum required contribution. Future contributions to the plans will be based on such factors as (i) annual service cost, (ii) the financial return on plan assets, (iii) interest rate movements that affect discount rates applied to plan liabilities and (iv) the value of benefit payments made. Due to the high degree of uncertainty regarding the potential future cash outflows associated with these plans, the Company is unable to provide a reasonably reliable estimate of the amounts and periods in which any additional liabilities might be paid.

(d)
Represents the fair value of the contingent earn-out payment and deferred payment associated with the acquisition of JJE. For further discussion, see Note 2 – Acquisitions to the accompanying consolidated financial statements.

(e)
As of December 31, 2017, the Company had a liability of approximately $1.9 million for unrecognized tax benefits. For further discussion, see Note 8 – Income Taxes to the accompanying consolidated financial statements. Due to the uncertainties related to these tax matters, the Company generally cannot make a reasonably reliable estimate of the period of cash settlement for this liability. As such, the potential future cash outflows are not included in the table above. We do not expect any significant change to our unrecognized tax benefits as a result of potential expiration of statute of limitations and settlements with tax authorities.

The following table summarizes the Company’s off-balance sheet arrangements and the notional amount by expiration period as of December 31, 2017:

	Notional Amount by Expiration Period
(in millions)	Total	Less than 1 Year		2-3 Years	4-5 Years
Financial standby letters of credit (a)	$16.0	$16.0		$—	$—
Performance standby letters of credit (a)	1.1	1.1		—	—
Performance and bid bonds (b)	4.2	4.0	—	0.1	0.1
Repurchase obligations (c)	6.4	5.1		1.0	0.3
Total off-balance sheet arrangements	$27.7	$26.2		$1.1	$0.4

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

(c)
Relates to certain transactions that the Company has entered into involving the sale of equipment to certain of its customers which included (i) guarantees to repurchase the equipment for a fixed price at a future date and (ii) guarantees to repurchase the equipment from the third-party lender in the event of default by the customer. For further discussion, see Note 10 – Commitments and Contingencies to the accompanying consolidated financial statements.

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

Goodwill
Goodwill represents the excess of the cost of an acquired business over the amounts assigned to its net assets. Goodwill is not amortized but is tested for impairment at a reporting unit level on an annual basis or when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company performed its annual goodwill impairment test as of October 31, 2017.
In testing the goodwill of its reporting units for potential impairment, the Company applies either a qualitative test, or a two-step quantitative test, in accordance with ASC 350, Intangibles — Goodwill and Other.
A qualitative approach is applied when the Company concludes that it is not “more likely than not” that the fair value of a reporting unit is less than its carrying value. In this situation, the Company would not be required to perform the two-step impairment test described below. Management applied the qualitative approach to assess the goodwill of its reporting units for potential impairment in 2017 and concluded that it was not “more likely than not” that the fair value of the Company’s reporting units were less than their carrying values.
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
One measure of the sensitivity of assumptions used in the impairment analysis is the amount by which each reporting unit “passed” (fair value exceeds the carrying value) the first-step of the two-step goodwill impairment test. The fair value of the reporting units that were tested for impairment under the two-step approach in the most recent quantitative analysis performed in 2016 significantly exceeded their carrying values. Relatively small changes in the Company’s key assumptions would not have resulted in any of these reporting units failing the first step of the two-step test.
The Company had no goodwill impairments for its continuing operations in 2017, 2016 or 2015. Adverse changes to the Company’s business environment and future cash flow could cause us to record impairment charges in future periods, which could be material. See Note 6 – Goodwill and Other Intangible Assets to the accompanying consolidated financial statements for a summary of the Company’s goodwill by segment.
On January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) No. 2017-04, Intangibles – Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment, which eliminates the second step of the two-step quantitative approach for testing goodwill for potential impairment. See Note 19 - New Accounting Pronouncements (Issued But Not Yet Adopted) to the accompanying consolidated financial statements for further discussion.
Indefinite-lived Intangible Assets
An intangible asset determined to have an indefinite useful life is not amortized. Indefinite-lived intangible assets are tested for impairment on an annual basis at year-end, or more frequently if an event occurs or circumstances change that indicate the fair value of an indefinite-lived intangible asset could be below its carrying amount. The Company’s indefinite-lived intangible assets include trade names associated primarily with the TBEI and JJE acquisitions that were completed in 2017 and 2016, respectively.
In testing the indefinite-lived intangibles assets for potential impairment, the Company applies either a qualitative test, or a quantitative test, in accordance with ASC 350, Intangibles — Goodwill and Other. A qualitative approach is applied when the Company concludes that it is not “more likely than not” that the fair value of the indefinite-lived intangibles are less than their carrying value. A quantitative impairment test consists of comparing the fair value of the indefinite-lived intangible asset with its carrying amount. An impairment loss would be recognized for the carrying amount in excess of its fair value. In 2017 and 2016, the Company applied a qualitative approach. Based on the proximity of the relevant acquisition dates to the annual impairment test dates and the post-acquisition performance of the businesses compared to the related valuation assumptions, the Company concluded that it was not “more likely than not” that the fair value of indefinite-lived intangible assets were less than the carrying amounts.
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
The Company had no indefinite-lived intangible asset impairments for its continuing operations in 2017 or 2016. Although the Company believes its estimates of fair value are reasonable, actual financial results could differ from estimated financial results due to the inherent uncertainty involved in making such estimates. The use of alternative estimates and assumptions could increase or decrease the estimated fair value of the assets and potentially result in different impacts to the Company's results of operations. Actual results may differ from the Company's estimates.
See Note 6 – Goodwill and Other Intangible Assets to the accompanying consolidated financial statements for a summary of the Company’s indefinite-lived intangible assets.
Workers’ Compensation and Product Liability Reserves
Due to the nature of the Company’s manufacturing and products, the Company is subject to workers’ compensation and product liability claims in the ordinary course of business. The Company carries insurance against such claims but is self-funded for a portion thereof, with various retention and excess coverage thresholds. After a claim is filed, an initial liability is estimated, if any is expected, to resolve the claim. This liability is periodically updated as more claim facts become known. The establishment and update of liabilities for unpaid claims, including claims incurred but not reported, is based on the assessment by the Company’s claim administrator of each claim and an independent actuarial valuation of the nature and severity of total claims, as well as management’s estimate. The Company utilizes a third-party claims administrator to pay claims, track and evaluate actual claims experience and ensure consistency in the data used in the actuarial valuation. The amount and timing of cash payments relating to these claims are considered to be reliably determinable given the nature of the claims and historical claim volumes to support the actuarial assumptions and judgments used to derive the expected loss payment patterns. As such, the reserves recorded are discounted using a risk-free rate that matches the average duration of the claims. Management believes that the reserve established at December 31, 2017 appropriately reflects the Company’s risk exposure. The Company has not established a reserve for potential losses resulting from firefighter hearing loss litigation, with the exception of certain estimated losses that have been recognized related to settlement discussions (see Note 11 – Legal Proceedings to the accompanying consolidated financial statements). If the Company is not successful in its defense after exhausting all appellate options, it will record a charge for such claims, to the extent they exceed insurance recoveries, at the appropriate time.
Pensions
The Company sponsors one domestic and one foreign defined benefit pension plan. Key assumptions used in the accounting for these employee benefit plans in each of the three years in the period ended December 31, 2017 included the discount rate, expected long-term rate of return on plan assets, estimates of future mortality of plan participants and the rate of increase in employee compensation levels. A change in any of these assumptions would have had an effect on net periodic pension expense.

The following table summarizes the impact of a 25 basis point change in the discount rate on the Company’s projected benefit obligation:

	Assumption Change:
(in millions)	25 Basis Point Increase	25 Basis Point Decrease
Projected benefit obligation	$(7.2)	$7.5
A 25 basis point increase or decrease in the discount rate would have an insignificant effect on the net periodic pension expense recognized in 2017. The weighted-average discount rate used to measure pension liabilities and costs is selected using a hypothetical portfolio of high quality bonds that would provide the necessary cash flow to match the projected benefit payments of the plans. The discount rate represents the rate at which our benefit obligations could effectively be settled as of the year-end measurement date. The weighted-average discount rate used to measure pension liabilities decreased from 2016 to 2017. For further discussion, see Note 9 – Pensions to the accompanying consolidated financial statements.
The Company’s net periodic pension expense is also sensitive to changes in the expected long-term rate of return on plan assets. The expected long-term rate of return on plan assets is based on historical and expected returns for the asset classes in which the plans are invested. The expected asset return assumption is based upon a long-term view; therefore, we do not expect to see significant changes from year to year based on positive or negative actual performance in a single year. A 25 basis point decrease or increase in the expected long-term rate of return on plan assets would have increased or decreased the net periodic pension expense recognized in 2017 by $0.5 million.
The Company references the most recent mortality tables and scales published by the Society of Actuaries in determining its estimate of future mortality.
As discussed further in Note 9 – Pensions to the accompanying consolidated financial statements, benefits associated with salary increases within the U.S. benefit plan ceased at the end of 2016, at which point all existing defined benefit plans became fully frozen. As a result, salary increases no longer impact net periodic pension expense.
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
On January 1, 2018, the Company adopted ASC 606, Revenue from Contracts with Customers, as amended, and created by ASU 2014-09, Revenue from Contracts with Customers. See Note 19 - New Accounting Pronouncements (Issued But Not Yet Adopted) to the accompanying consolidated financial statements for further discussion regarding the impact of the adoption on the Company’s revenue recognition accounting policies.

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
In the fourth quarter of 2017, the 2017 Tax Act was enacted. Among its provisions, the 2017 Tax Act reduces the U.S. federal corporate tax rate from 35% to 21% (effective in 2018), requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. As discussed in Note 1 - Summary of Significant Accounting Policies, the consolidated financial statements for the year ended December 31, 2017 include the Company’s provisional estimates of the impact of the 2017 Tax Act, in accordance with SAB 118. The Company expects to adjust the provisional amounts throughout the measurement period as the Company’s calculations are refined and additional interpretive guidance becomes available.
The Company accounts for income taxes in accordance with ASC 740, Income Taxes, which requires that the effect of a change in tax rates on deferred tax assets and liabilities be recognized in the period the tax rate change was enacted. As a result of the 2017 Tax Act being signed into law on December 22, 2017, the Company remeasured its U.S. deferred tax assets and liabilities at the lower rate, recording a net tax benefit of $23.0 million as a component of Income tax expense on the Consolidated Statement of Operations for the year ended December 31, 2017.
The 2017 Tax Act also provides a one-time “transition tax” on untaxed post-1986 accumulated E&P of a CFC determined as of November 2, 2017 or December 31, 2017 (whichever date on which there is more deferred E&P). Cash and cash equivalents are taxed at an effective rate of 15.5% and earnings in excess of the cash position are taxed at an effective rate of 8%. The 2017 Tax Act permits the netting of positive earnings of one CFC against deficits of others. At both November 2, 2017 and December 31, 2017, the accumulated undistributed earnings of the Company’s foreign subsidiaries aggregate to an overall E&P deficit. Therefore, the Company estimates that no transition tax will be payable under the provisions of the 2017 Tax Act. As with other tax calculations surrounding the 2017 Tax Act, the Company’s estimate of its transition tax liability as of December 31, 2017 is provisional due to complexities inherent in the computations that it expects to be addressed in whole, or in part, by regulations issued during 2018. As of December 31, 2017, the Company continues to assert that its undistributed earnings of certain foreign subsidiaries are indefinitely reinvested.
As a result of the 2017 Tax Act, a $3.0 million valuation allowance was recorded against the Company’s foreign tax credits. The 2017 Tax Act moves the U.S. from a worldwide system of taxation to a territorial system and changes the rules that enable taxpayers to generate foreign source income related to export sales. Consequently, at this time, the Company does not believe that it is “more likely than not” that it can utilize its existing foreign tax credits within the applicable carryforward period. The Company will continue to evaluate this conclusion throughout the measurement period as additional interpretive guidance is issued.
The Company does not believe at this time that it will be subject to either the Base Erosion and Anti-Abuse (“BEAT”) tax or the Global Intangible Low-Taxed Income (“GILTI”) tax that were enacted pursuant to the 2017 Tax Act and that are effective beginning January 1, 2018. Accordingly, the Company has not yet selected an accounting policy with respect to GILTI.  The Company will continue to evaluate this conclusion throughout the measurement period as additional interpretive guidance is issued.
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

During the year ended December 31, 2017, the Company determined that $0.8 million of valuation allowance, previously recorded against state deferred tax assets, could be released primarily as a result of future taxable income expected to be generated in certain states following the TBEI acquisition.
At December 31, 2017, the total valuation allowance recorded against the Company’s deferred tax assets was $10.6 million, comprised of a $6.3 million valuation allowance recorded against state net operating loss carryforwards, a $1.3 million valuation allowance recorded against foreign net deferred tax assets, inclusive of a $1.0 million valuation allowance against net deferred tax assets in the U.K., and the $3.0 million valuation allowance recorded against the Company’s foreign tax credits as a result of the 2017 Tax Act, as discussed above. For further discussion, see Note 8 – Income Taxes to the accompanying consolidated financial statements.
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
Interest Rate Risk
Our debt instruments subject us to market risk associated with movements in interest rates. The fair value of the Company’s total debt obligations held at December 31, 2017 was $277.7 million. On June 2, 2017, the Company entered into an interest rate swap with a notional amount of $150.0 million, as a means of fixing the floating interest rate component on $150.0 million of its variable-rate debt. See Note 7 – Debt to the accompanying consolidated financial statements for a description of our debt agreements. A hypothetical 100 basis point increase or decrease in variable interest rates in 2017 would increase or decrease annual interest expense by approximately $1.3 million, based on current debt levels.
Foreign Exchange Rate Risk
Although the majority of the Company’s sales, expenses and cash flow are transacted in U.S. dollars, the Company has exposure to changes in foreign exchange rates, primarily the Canadian Dollar, Euro and British pound. The impact of currency movements on our financial results is largely mitigated by natural hedges in our operations. The Canadian operations of JJE primarily conduct business in Canadian dollars. Almost all other sales of product from the U.S. to other parts of the world are denominated in U.S. dollars. Sales from and within other currency zones are predominantly transacted in the currency of the country sourcing the product or service. Approximately 75% of our total sales are conducted within the U.S. and are transacted in U.S. dollars. Management estimates that a 10% appreciation of the U.S. dollar against other currencies would reduce full-year net sales by approximately 2% and operating income by approximately 1%.
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
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Federal Signal Corporation and subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP
Chicago, Illinois
February 28, 2018

We have served as the Company’s auditor since 2013.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Federal Signal Corporation
Oak Brook, Illinois
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Federal Signal Corporation and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements, as of and for the year ended December 31, 2017, of the Company and our report dated February 28, 2018 expressed an unqualified opinion on those financial statements.
As described in Management’s Annual Report on Internal Control Over Financial Reporting, management excluded from its assessment the effectiveness of internal control over financial reporting for GenNx/TBEI Intermediate Co. (“TBEI”), which was acquired on June 2, 2017. TBEI’s net sales and total assets (excluding TBEI goodwill and intangible assets which were integrated into the Company’s control environment) each represent approximately 12% of the consolidated financial statement amounts as of and for the year ended December 31, 2017. Accordingly, our audit did not include the internal control over financial reporting at TBEI.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
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

/s/ Deloitte & Touche LLP
Chicago, Illinois
February 28, 2018

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
(in millions, except per share data)	2017	2016	2015
Net sales	$898.5	$707.9	$768.0
Cost of sales	677.3	524.8	542.4
Gross profit	221.2	183.1	225.6
Selling, engineering, general and administrative expenses	144.7	122.3	122.0
Acquisition and integration-related expenses	2.7	1.4	—
Pension settlement charges	6.1	—	—
Restructuring	0.6	1.7	0.4
Operating income	67.1	57.7	103.2
Interest expense	7.3	1.9	2.3
Debt settlement charges	—	0.3	—
Other (income) expense, net	(1.2)	(1.3)	1.0
Income before income taxes	61.0	56.8	99.9
Income tax expense	0.5	17.4	34.1
Income from continuing operations	60.5	39.4	65.8
Gain (loss) from discontinued operations and disposal, net of income tax (benefit) expense of $(0.8), $3.4 and $8.3, respectively	1.1	4.4	(2.3)
Net income	$61.6	$43.8	$63.5
Basic earnings per share:
Earnings from continuing operations	$1.01	$0.65	$1.06
Earnings (loss) from discontinued operations and disposal, net of tax	0.02	0.07	(0.04)
Net earnings per share	$1.03	$0.72	$1.02
Diluted earnings per share:
Earnings from continuing operations	$1.00	$0.64	$1.04
Earnings (loss) from discontinued operations and disposal, net of tax	0.02	0.07	(0.04)
Net earnings per share	$1.02	$0.71	$1.00
Weighted average shares outstanding:
Basic	59.7	60.4	62.2
Diluted	60.4	61.2	63.4
Cash dividends declared per common share	$0.28	$0.28	$0.25
See notes to consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
(in millions)	2017	2016	2015
Net income	$61.6	$43.8	$63.5
Other comprehensive income (loss):
Change in foreign currency translation adjustment	10.5	0.3	(13.5)
Change in unrecognized net actuarial losses related to pension benefit plans, net of income tax expense (benefit) of $1.3, $(2.1) and $1.6, respectively	3.6	(3.4)	4.2
Change in unrealized net gain on derivatives, net of income tax expense (benefit) of $0.6, $(0.1) and $0.0, respectively	1.0	(0.1)	—
Total other comprehensive income (loss)	15.1	(3.2)	(9.3)
Comprehensive income	$76.7	$40.6	$54.2
See notes to consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31,
(in millions, except per share data)	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$37.5	$50.7
Accounts receivable, net of allowances for doubtful accounts of $1.1 and $0.8, respectively	118.2	81.3
Inventories	137.2	120.1
Prepaid expenses and other current assets	10.9	7.5
Total current assets	303.8	259.6
Properties and equipment, net	60.1	42.9
Rental equipment, net	87.2	80.8
Goodwill	377.3	236.5
Intangible assets, net	151.8	10.2
Deferred tax assets	6.2	8.2
Deferred charges and other long-term assets	5.4	3.9
Long-term assets of discontinued operations	0.5	1.1
Total assets	$992.3	$643.2
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term borrowings and capital lease obligations	$0.3	$0.5
Accounts payable	51.5	35.3
Customer deposits	6.5	4.5
Accrued liabilities:
Compensation and withholding taxes	22.2	13.8
Other current liabilities	36.1	28.7
Current liabilities of discontinued operations	0.5	2.1
Total current liabilities	117.1	84.9
Long-term borrowings and capital lease obligations	277.4	63.5
Long-term pension and other post-retirement benefit liabilities	56.6	61.1
Deferred gain	8.7	10.7
Deferred tax liabilities	45.4	—
Other long-term liabilities	28.2	26.9
Long-term liabilities of discontinued operations	1.5	2.0
Total liabilities	534.9	249.1
Stockholders’ equity:
Common stock, $1 par value per share, 90.0 shares authorized, 66.1 and 65.4 shares issued, respectively	66.1	65.4
Capital in excess of par value	207.7	200.3
Retained earnings	346.6	301.8
Treasury stock, at cost, 6.1 and 5.8 shares, respectively	(86.1)	(81.4)
Accumulated other comprehensive loss	(76.9)	(92.0)
Total stockholders’ equity	457.4	394.1
Total liabilities and stockholders’ equity	$992.3	$643.2

See notes to consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(in millions)	2017	2016	2015
Operating activities:
Net income	$61.6	$43.8	$63.5
Adjustments to reconcile net income to net cash provided by operating activities:
Net (gain) loss on discontinued operations and disposal	(1.1)	(4.4)	2.3
Depreciation and amortization	30.0	19.1	12.3
Deferred financing costs	0.3	0.6	0.4
Deferred gain	(2.0)	(1.9)	(1.9)
Stock-based compensation expense	4.6	4.8	6.8
Excess tax benefit from stock-based compensation	—	—	(1.6)
Pension settlement charges	6.1	—	—
Pension expense, net of funding	(5.2)	(3.7)	(3.8)
Changes in fair value of contingent consideration and deferred payment	1.0	0.5	—
Deferred income taxes, including change in valuation allowance	(14.9)	7.9	25.9
Changes in operating assets and liabilities, net of effects of discontinued operations:
Accounts receivable	(11.1)	(8.0)	(0.3)
Inventories	9.4	(2.3)	(3.3)
Rental equipment	(15.7)	(6.9)	—
Prepaid expenses and other current assets	3.9	1.6	1.0
Accounts payable	(5.2)	(13.9)	(3.1)
Accrued liabilities	8.0	(7.4)	(7.2)
Income taxes	1.6	(4.4)	(1.5)
Other	2.2	1.3	1.6
Net cash provided by continuing operating activities	73.5	26.7	91.1
Net cash (used for) provided by discontinued operating activities	(0.7)	(2.0)	6.1
Net cash provided by operating activities	72.8	24.7	97.2
Investing activities:
Purchases of properties and equipment	(8.0)	(6.1)	(9.6)
Payments for acquisitions, net of cash acquired	(269.2)	(102.6)	—
Proceeds from escrow receivable	—	—	4.0
Cash collected from (provided to) customer	—	6.0	(6.0)
Other, net	0.1	(0.3)	0.1
Net cash used for continuing investing activities	(277.1)	(103.0)	(11.5)
Net cash (used for) provided by discontinued investing activities	(1.1)	86.2	(1.3)
Net cash used for investing activities	(278.2)	(16.8)	(12.8)
Financing activities:
Increase in revolving lines of credit, net	209.1	64.8	—
Payments on long-term borrowings	—	(43.4)	(5.8)
Payments of debt financing fees	(0.2)	(1.1)	—
Purchases of treasury stock	—	(37.8)	(10.6)
Redemptions of common stock to satisfy withholding taxes related to stock-based compensation	(2.9)	(2.7)	(3.2)
Cash dividends paid to stockholders	(16.8)	(16.9)	(15.6)
Proceeds from stock compensation activity	1.6	0.5	1.0
Excess tax benefit from stock-based compensation	—	—	1.6
Other, net	(0.1)	(0.5)	(0.4)
Net cash provided by (used for) continuing financing activities	190.7	(37.1)	(33.0)
Net cash provided by discontinued financing activities	—	0.7	—
Net cash provided by (used for) financing activities	190.7	(36.4)	(33.0)
Effects of foreign exchange rate changes on cash and cash equivalents	1.5	(1.8)	(0.8)
(Decrease) increase in cash and cash equivalents	(13.2)	(30.3)	50.6
Cash and cash equivalents at beginning of year	50.7	81.0	30.4
Cash and cash equivalents at end of year	37.5	50.7	81.0
Less: Cash and cash equivalents of discontinued operations at end of year	—	—	(5.0)
Cash and cash equivalents of continuing operations at end of year	$37.5	$50.7	$76.0

See notes to consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions, except per share data)	Common Stock Par Value	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2015	$64.2	$187.0	$227.0	$(27.1)	$(79.5)	$371.6
Net income			63.5			63.5
Total other comprehensive loss					(9.3)	(9.3)
Cash dividends declared ($0.25 per share)			(15.6)			(15.6)
Stock-based payments:
Stock-based compensation		6.3				6.3
Stock option exercises and other	0.1	1.2		(0.5)		0.8
Performance share unit transactions	0.5	(0.5)		(2.7)		(2.7)
Excess tax benefit from stock-based compensation		1.6				1.6
Stock repurchase program				(10.6)		(10.6)
Balance at December 31, 2015	64.8	195.6	274.9	(40.9)	(88.8)	405.6
Net income			43.8			43.8
Total other comprehensive loss					(3.2)	(3.2)
Cash dividends declared ($0.28 per share)			(16.9)			(16.9)
Stock-based payments:
Stock-based compensation		4.3				4.3
Stock option exercises and other	0.2	0.8		(0.3)		0.7
Performance share unit transactions	0.4	(0.4)		(2.4)		(2.4)
Stock repurchase program				(37.8)		(37.8)
Balance at December 31, 2016	65.4	200.3	301.8	(81.4)	(92.0)	394.1
Net income			61.6			61.6
Total other comprehensive income					15.1	15.1
Cash dividends declared ($0.28 per share)			(16.8)			(16.8)
Stock-based payments:
Stock-based compensation		4.0				4.0
Stock option exercises and other	0.5	3.6		(2.8)		1.3
Performance share unit transactions	0.2	(0.2)		(1.9)		(1.9)
Balance at December 31, 2017	$66.1	$207.7	$346.6	$(86.1)	$(76.9)	$457.4

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
Our fiscal year ends on December 31. All references to 2017, 2016 and 2015 relate to the fiscal year unless otherwise indicated.
Basis of Presentation and Consolidation
The accompanying consolidated financial statements represent the consolidation of Federal Signal Corporation and its subsidiaries and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”).
As discussed in Note 2 – Acquisitions, on June 2, 2017, the Company completed the acquisition of all of the outstanding shares of capital stock of GenNx/TBEI Intermediate Co., a Delaware corporation (collectively with its subsidiaries, “TBEI”). TBEI is a leading U.S. manufacturer of dump truck bodies and trailers serving maintenance and infrastructure end-markets. The Consolidated Balance Sheet as of December 31, 2017 includes fair values assigned to the assets acquired and liabilities assumed in connection with the acquisition, whereas the Consolidated Statements of Operations for the year ended December 31, 2017 include the post-acquisition operating results of TBEI.
As discussed in Note 8 – Income Taxes, the Tax Cuts and Jobs Act (the “2017 Tax Act”) was enacted on December 22, 2017. The SEC staff has issued Staff Accounting Bulletin No. 118 (“SAB 118”) to provide guidance on the accounting for the tax impact of the 2017 Tax Act. Under SAB 118, a company that has not completed its accounting for the effects of the 2017 Tax Act by its financial reporting deadline may report provisional amounts based on reasonable estimates for items for which the accounting is incomplete. Those amounts will be subject to adjustment during a measurement period of up to one year. The consolidated financial statements for the year ended December 31, 2017 include the Company’s provisional estimates of the impact of the 2017 Tax Act, in accordance with SAB 118.
Intercompany balances and transactions have been eliminated in consolidation. In addition, certain prior year amounts have been reclassified to conform to current year presentation.
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
Relating to transactions that are denominated in a currency other than the functional currency, the Company incurs foreign currency transaction gains or losses, which are recognized in the Consolidated Statements of Operations as a component of Other (income) expense, net. For the year ended December 31, 2017, the Company realized foreign currency transaction gains of $1.3 million, whereas in the years ended December 31, 2016 and 2015, the Company incurred foreign currency transaction losses of $0.1 million and $1.5 million, respectively.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

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
Properties and Equipment
Properties and equipment are stated at cost, net of depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets. Useful lives generally range from eight to 40 years for buildings and three to 15 years for machinery and equipment. Leasehold improvements are depreciated over the shorter of the remaining life of the lease or the useful life of the improvement. Depreciation expense is primarily included as a component of Cost of sales on the Consolidated Statements of Operations, with depreciation expense associated with certain assets used for administrative purposes being presented within Selling, engineering, general and administrative (“SEG&A”) expenses. Depreciation expense, which includes depreciation on rental equipment, was $25.2 million, $18.9 million and $12.0 million in the years ended December 31, 2017, 2016 and 2015, respectively.
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
Goodwill
Goodwill represents the excess of the cost of an acquired business over the amounts assigned to its net assets. Goodwill is not amortized but is tested for impairment at a reporting unit level on an annual basis or when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company performed its annual goodwill impairment test as of October 31, 2017.

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
The results of these two methods are weighted based upon management’s evaluation of the relevance of the two approaches. Management used a qualitative approach to assess the goodwill of its reporting units for potential impairment in 2017. The Company concluded that it was not “more likely than not” that the fair value of its reporting units were less than their carrying values.
The Company had no goodwill impairments for its continuing operations in 2017, 2016 or 2015. See Note 6 – Goodwill and Other Intangible Assets for a summary of the Company’s goodwill by segment.
On January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) No. 2017-04, Intangibles – Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment, which eliminates the second step of the two-step quantitative approach for testing goodwill for potential impairment. See Note 19 - New Accounting Pronouncements (Issued But Not Yet Adopted) for further discussion.
Intangible Assets
Definite-lived intangible assets are amortized on a straight-line basis over the estimated useful lives and are tested for impairment if indicators exist in a manner similar to that described above for Rental Equipment.
Indefinite-lived intangible assets are tested for impairment on an annual basis at year-end, or more frequently if an event occurs or circumstances change that indicate the fair value of an indefinite-lived intangible asset could be below its carrying amount. In testing the indefinite-lived intangibles assets for potential impairment, the Company applies either a qualitative test, or a quantitative test, in accordance with ASC 350, Intangibles — Goodwill and Other. A qualitative approach is applied when the Company concludes that it is not “more likely than not” that the fair value of the indefinite-lived intangibles are less than their carrying value. A quantitative impairment test consists of comparing the fair value of the indefinite-lived intangible asset with its carrying amount. An impairment loss would be recognized for the carrying amount in excess of its fair value.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

Management used a qualitative approach to assess its indefinite-lived intangible assets for potential impairment in 2017 and 2016. The Company concluded that it was not “more likely than not” that the fair value of indefinite-lived intangible assets were less than their carrying values.
The Company had no indefinite-lived intangible asset impairments for its continuing operations in 2017 or 2016. See Note 6 – Goodwill and Other Intangible Assets for a summary of the Company’s intangible assets.
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
The Company also sells optional extended warranty contracts that extend coverage beyond the initial term of the express warranty period. At the time of sale, revenue related to the extended warranty contract is deferred and recognized as income over the life of the contract. As of December 31, 2017 and 2016, deferred revenue associated with extended warranty contracts was $2.9 million and $2.6 million, respectively, and was included within Other current liabilities and Other long-term liabilities on the Consolidated Balance Sheets. Costs under extended warranty contracts are expensed as incurred.
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
The Company has not established a reserve for potential losses resulting from the firefighter hearing loss litigation, with the exception of certain estimated losses that have been recognized related to settlement discussions (see Note 11 – Legal Proceedings). If the Company is not successful in its defense after exhausting all appellate options, it would record a charge for such claims, to the extent they exceed insurance recoveries, when the related losses become probable and estimable.
Pensions
The Company sponsors domestic and foreign defined benefit pension plans. Key assumptions used in the accounting for these employee benefit plans include the discount rate, expected long-term rate of return on plan assets and estimates of future mortality of plan participants.
The weighted-average discount rate used to measure pension liabilities and costs is selected using a hypothetical portfolio of high-quality bonds that would provide the necessary cash flow to match the projected benefit payments of the plans. The discount rate represents the rate at which our benefit obligations could effectively be settled as of the year-end measurement date. The weighted-average discount rate used to measure pension liabilities decreased from 2016 to 2017. See Note 9 – Pensions for further discussion.
The expected long-term rate of return on plan assets is based on historical and expected returns for the asset classes in which the plans are invested.
The Company references the most recent mortality tables and scales published by the Society of Actuaries in determining its estimate of future mortality.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

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
On January 1, 2018, the Company adopted ASC 606, Revenue from Contracts with Customers, as amended, and created by ASU 2014-09, Revenue from Contracts with Customers. See Note 19 - New Accounting Pronouncements (Issued But Not Yet Adopted) for further discussion regarding the impact of the adoption on the Company’s revenue recognition accounting policies.
Product Shipping Costs
Product shipping costs are expensed as incurred and are included within Cost of sales.
Research and Development
The Company invests in research to support development of new products and the enhancement of existing products and services. Expenditures for research and development by the Company were $13.0 million in 2017, $13.4 million in 2016 and $14.0 million in 2015, and are included within SEG&A expenses.
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
As discussed in Note 8 – Income Taxes, the consolidated financial statements for the year ended December 31, 2017 include the Company’s provisional estimates of the impact of the 2017 Tax Act, in accordance with SAB 118. The Company expects to adjust the provisional amounts throughout the measurement period as the Company’s calculations are refined and additional interpretive guidance becomes available.
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
NOTE 2 – ACQUISITIONS
Acquisition of TBEI
On June 2, 2017, the Company completed the acquisition of all of the outstanding shares of capital stock of TBEI. TBEI is a leading U.S. manufacturer of dump truck bodies and trailers serving maintenance and infrastructure end markets. The Company expects that the acquisition of TBEI will enable it to strengthen its market position as a specialty vehicle manufacturer in maintenance and infrastructure markets, leverage its expertise in building chassis-based vehicles and balance the mix of revenues it generates from municipal and industrial markets. As the acquisition closed on June 2, 2017, the assets and liabilities of TBEI have been consolidated into the Consolidated Balance Sheet as of December 31, 2017, while the post-acquisition results of operations have been included in the Consolidated Statements of Operations, within the Environmental Solutions Group.
The Company initially paid $271.8 million to acquire TBEI, inclusive of cash acquired. The purchase price was subsequently reduced by an adjustment for working capital and other post-closing items in the amount of $3.0 million, which was included as a component of Prepaid expenses and other current assets on the Consolidated Balance Sheet as of December 31, 2017, and was received in the first quarter of 2018.
The acquisition is being accounted for in accordance with ASC 805, Business Combinations. Accordingly, the total purchase price has been allocated to assets acquired and liabilities assumed in connection with the acquisition based on their estimated fair values as of the completion of the acquisition. A single estimate of fair value results from a complex series of judgments about future events and uncertainties and relies heavily on estimates and assumptions. The Company’s judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact the Company’s results of operations. As of December 31, 2017, the Company’s purchase price allocation is considered to be final.
The following table summarizes the fair value of assets acquired and liabilities assumed as of the acquisition date:

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

(in millions)
Purchase price, inclusive of adjustment for working capital and other post-closing items (a)	$268.8
Total consideration	268.8

Cash	2.6
Accounts receivable	23.7
Inventories	24.3
Prepaid expenses and other current assets	2.6
Rental equipment	0.7
Properties and equipment	20.6
Customer relationships (b)	90.0
Trade names (c)	54.0
Other intangible assets	1.7
Accounts payable	(18.7)
Accrued liabilities	(7.3)
Deferred tax liabilities	(61.4)
Net assets acquired	$132.8

Goodwill (d)	$136.0

(a)
$243.0 million of the purchase price was funded through borrowings under the Company’s revolving credit facility, with the remainder being funded with existing cash on hand. The purchase price includes an adjustment for working capital and other post-closing items of $3.0 million that the Company received in the first quarter of 2018.

(b)	Represents the fair value assigned to customer relationships, which are considered to be definite-lived intangible assets, with an estimated useful life of approximately 12 years.

(c)	Represents the fair value assigned to trade names, which are considered to be indefinite-lived intangible assets.

(d)	Goodwill, which is not deductible for tax purposes, has been allocated to the Environmental Solutions Group on the basis that the synergies identified will primarily benefit this segment.

In the period between the June 2, 2017 closing date and December 31, 2017, TBEI generated $109.4 million of net sales and $6.2 million of operating income, which included the impact of purchase accounting expense effects and incremental depreciation and amortization expense on the acquired assets. The Company has included the operating results of TBEI within the Environmental Solutions Group in its consolidated financial statements since the closing date.
Under ASC 805-10, acquisition-related costs (i.e., advisory, legal, valuation and other professional fees) are not included as a component of consideration transferred, but are accounted for as expenses in the periods in which the costs are incurred. Primarily due to the TBEI acquisition, the Company incurred $1.7 million of acquisition-related costs in the year ended December 31, 2017, which have been recorded in Acquisition and integration-related expenses on the Consolidated Statement of Operations.
In the year ended December 31, 2016, the Company incurred $0.9 million of acquisition and integration-related costs in connection with acquisitions completed in the prior year.
Unaudited Pro Forma Financial Information
The following table presents the unaudited pro forma combined results of operations of the Company and TBEI for the years ended December 31, 2017 and 2016, after giving effect to certain pro forma adjustments including: (i) elimination of the costs recognized related to the step-up in fair value of TBEI’s inventory that will not have a continuing impact, (ii) amortization of acquired intangible assets, (iii) the impact of certain fair value adjustments such as depreciation on the acquired property, plant and equipment, (iv) interest expense for historical long-term debt of TBEI that was repaid and interest expense on additional borrowings by the Company to fund the acquisition and (v) elimination of non-recurring acquisition and integration-related expenses. The unaudited pro forma statement of operations of the Company assuming this transaction occurred at January 1, 2016 is as follows:

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

	For the Year Ended December 31,
(in millions, except per share data)	2017	2016
Net sales	$987.6	$913.2
Income from continuing operations	68.1	49.4
Diluted earnings from continuing operations (per share)	$1.13	$0.81

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
The initial cash consideration paid by the Company to acquire JJE was approximately $96.6 million, inclusive of a payment of a working capital adjustment. In addition, there is a deferred payment of C$8.0 million (approximately $6.4 million) and a contingent earn-out payment of up to C$10.0 million (approximately $8.0 million). The earn-out payment is contingent upon the achievement of certain financial targets and objectives. The deferred payment, and any contingent earn-out payment, are due to be paid after the third anniversary of the closing date.
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

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

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
As further explained in Note 17 – Fair Value Measurements, in the years ended December 31, 2017 and 2016, the Company recognized expenses of $0.8 million and $0.4 million, respectively, associated with the change in the fair value of the contingent consideration liability. In addition, in the years ended December 31, 2017 and 2016, the Company recognized expenses of $0.2 million and $0.1 million, respectively, in relation to the accretion of the discount on the deferred payment obligation. These expenses have been included as a component of Acquisition and integration-related expenses on the Consolidated Statement of Operations.
In connection with the acquisition of JJE, the Company entered into lease agreements for two facilities owned by affiliates of the sellers of JJE. Both agreements include an annual rent that is considered to be market-based, and are for an initial lease term of five years, with options to renew. Total rent paid under these agreements to the former shareholders of JJE, some of whom are now employees of the Company, was approximately $0.4 million and $0.2 million during the years ended December 31, 2017 and 2016, respectively. In addition, during the years ended December 31, 2017 and 2016, the Company’s Environmental Solutions Group recorded net sales of $0.7 million and $1.7 million, respectively, relating to products sold to Ingenieria Y Servicios Orbitec SPA, an entity which is majority-owned by affiliates of the sellers of JJE.
NOTE 3 — INVENTORIES
The following table summarizes the components of inventories:

(in millions)	2017	2016
Finished goods	$74.3	$77.6
Raw materials	52.6	35.3
Work in process	10.3	7.2
Total inventories (a)	$137.2	$120.1

(a)	Amounts at December 31, 2017 include inventories acquired in the TBEI acquisition - see Note 2 – Acquisitions.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

NOTE 4 — PROPERTIES AND EQUIPMENT, NET
The following table summarizes the components of properties and equipment, net:

(in millions)	2017	2016
Land	$3.7	$0.2
Buildings and improvements	34.7	26.0
Machinery and equipment	130.6	118.0
Total property and equipment, at cost	169.0	144.2
Less: Accumulated depreciation	108.9	101.3
Properties and equipment, net (a)	$60.1	$42.9

(a)	Amounts at December 31, 2017 include properties and equipment acquired in the TBEI acquisition - see Note 2 – Acquisitions.
In July 2008, the Company entered into sale-leaseback transactions for its Elgin and University Park, Illinois plant locations. Net proceeds received were $35.8 million, resulting in a deferred gain of $29.0 million. The deferred gain is being amortized over the 15-year life of the respective leases. The deferred gain balance was $10.6 million and $12.6 million at December 31, 2017 and 2016, respectively. Of these amounts, $1.9 million and $1.9 million, were included within Other current liabilities on the Consolidated Balance Sheets at December 31, 2017 and 2016, respectively.
The Company leases certain facilities and equipment under operating leases, some of which contain options to renew. Total rental expense on all operating leases was $8.5 million in 2017, $8.3 million in 2016 and $7.2 million in 2015. Sublease income and contingent rentals relating to operating leases were insignificant. At December 31, 2017, minimum future rental commitments under operating leases having non-cancelable lease terms in excess of one year aggregated $37.2 million and were payable as follows: $8.4 million in 2018, $7.3 million in 2019, $6.7 million in 2020, $6.0 million in 2021, $5.3 million in 2022 and $3.5 million thereafter.
NOTE 5 — RENTAL EQUIPMENT, NET
The following table summarizes the components of rental equipment, net:

(in millions)	2017	2016
Rental equipment	$107.2	$90.5
Less: Accumulated depreciation	20.0	9.7
Rental equipment, net	$87.2	$80.8
Rental income associated with the Company’s equipment rental activity, which is included as a component of Net sales on the Consolidated Statements of Operations, totaled $31.6 million in 2017, $18.4 million in 2016 and $8.2 million in 2015.
NOTE 6 — GOODWILL AND OTHER INTANGIBLE ASSETS
The following table summarizes the carrying amount of goodwill by segment:

(in millions)	Environmental Solutions	Safety & Security Systems	Total
Balance at December 31, 2015	$120.4	$111.2	$231.6
Acquisitions	7.1	—	7.1
Translation adjustments	(0.3)	(1.9)	(2.2)
Balance at December 31, 2016	127.2	109.3	236.5
Acquisitions	136.0	—	136.0
Translation adjustments	0.4	4.4	4.8
Balance at December 31, 2017	$263.6	$113.7	$377.3

The following table summarizes the gross carrying amount and accumulated amortization of intangible assets for each major class of intangible assets:

	December 31, 2017			December 31, 2016
(in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Definite-lived intangible assets:
Customer relationships (a)	$90.9	$(4.6)	$86.3	$0.8	$(0.1)	$0.7
Other (a)	2.9	(0.9)	2.0	1.1	(0.4)	0.7
Total definite-lived intangible assets	93.8	(5.5)	88.3	1.9	(0.5)	1.4
Indefinite-lived intangible assets:
Trade names	63.5	—	63.5	8.8	—	8.8
Total indefinite-lived intangible assets	63.5	—	63.5	8.8	—	8.8
Total intangible assets (b)	$157.3	$(5.5)	$151.8	$10.7	$(0.5)	$10.2

(a)
Average useful life of customer relationships and other definite-lived intangible assets are estimated to be approximately 12 years and 6 years, respectively. The average useful life across all definite-lived intangible assets is estimated to be approximately 12 years.

(b)	Amounts at December 31, 2017 include intangible assets acquired in the TBEI acquisition - see Note 2 – Acquisitions.
Amortization expense for the year ended December 31, 2017 was $4.8 million. Amortization expense for the years ended December 31, 2016 and 2015 was immaterial.
The Company currently estimates that aggregate amortization expense will be approximately $8.0 million in 2018, $8.0 million in 2019, $8.0 million in 2020, $8.0 million in 2021, $7.7 million in 2022 and $48.6 million thereafter. Actual amounts of amortization may differ from estimated amounts due to additional intangible asset acquisitions, changes in foreign currency rates, impairment of intangible assets and other events.
NOTE 7 — DEBT
The following table summarizes the components of long-term debt and capital lease obligations:

(in millions)	2017	2016
Amended 2016 Credit Agreement:
Revolving credit facility	$277.0	$63.2
Capital lease obligations	0.7	0.8
Total long-term borrowings and capital lease obligations, including current portion	277.7	64.0
Less: Current capital lease obligations	0.3	0.5
Total long-term borrowings and capital lease obligations	$277.4	$63.5
As more fully described within Note 17 – Fair Value Measurements, the Company uses a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The fair value of long-term debt is based on interest rates that we believe are currently available to us for issuance of debt with similar terms and remaining maturities (Level 2 input).
The following table summarizes the carrying amounts and fair values of the Company’s financial instruments:

	2017		2016
(in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value
Long-term debt (a)	$277.7	$277.7	$64.0	$64.0

(a)	Long-term debt includes current portions of long-term debt and current portions of capital lease obligations of $0.3 million and $0.5 million as of December 31, 2017 and 2016, respectively.
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

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

The 2016 Credit Agreement provided for a $325.0 million revolving credit facility, maturing on January 27, 2021, with borrowings in the form of loans or letters of credit up to the aggregate availability under the facility, with a sub-limit of $50.0 million for letters of credit. In addition, the 2016 Credit Agreement includes an accordion feature, whereby the Company may cause the commitments to increase by up to an additional $75.0 million, subject to the approval of the applicable lenders providing such additional financing.
On June 2, 2017, in anticipation of the TBEI acquisition, the Company executed an amendment to the 2016 Credit Agreement (the “Amended 2016 Credit Agreement”), which included provisions to exercise this accordion feature, thereby increasing the borrowing capacity under the Amended 2016 Credit Agreement to $400.0 million.
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
The Company is subject to certain leverage ratio and interest coverage ratio financial covenants under the Amended 2016 Credit Agreement that are to be measured at each fiscal quarter-end. The Company was in compliance with all such covenants as of December 31, 2017. Although it has not been triggered by the Company, the Amended 2016 Credit Agreement also includes a “covenant holiday” period, which allows for the temporary increase of the minimum leverage ratio following the completion of a permitted acquisition, or a series of permitted acquisitions, when the total consideration exceeds a specified threshold. In addition, the Amended 2016 Credit Agreement includes customary negative covenants, subject to certain exceptions, restricting or limiting the Company’s and its subsidiaries’ ability to, among other things: (i) make non-ordinary course dispositions of assets, (ii) make certain fundamental business changes, such as merge, consolidate or enter into any similar combination, (iii) make restricted payments, including dividends and stock repurchases, (iv) incur indebtedness, (v) make certain loans and investments, (vi) create liens, (vii) transact with affiliates, (viii) enter into sale/leaseback transactions, (ix) make negative pledges and (x) modify subordinated debt documents.
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
In connection with its debt refinancing in the year ended December 31, 2016, the Company repaid the remaining $43.4 million of principal outstanding under the Company’s March 13, 2013 Credit Agreement (the “2013 Credit Agreement”) and wrote off approximately $0.3 million of unamortized deferred financing fees associated with the 2013 Credit Agreement. The Company incurred $1.1 million of debt issuance costs in connection with the execution of the 2016 Credit Agreement. Such fees have been deferred and are being amortized over the five-year term.
As of December 31, 2017, there was $277.0 million of cash drawn and $17.1 million of undrawn letters of credit under the Amended 2016 Credit Agreement, with $105.9 million of net availability for borrowings. As of December 31, 2017, there was no cash drawn against the Company’s non-U.S. lines of credit which provide for borrowings up to $0.2 million.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

For the year ended December 31, 2017, gross borrowings and gross payments under the 2016 Credit Agreement and the Amended 2016 Credit Agreement were $262.7 million and $53.6 million, respectively. For the year ended December 31, 2016, gross borrowings and gross payments under the 2016 Credit Agreement were $69.8 million and $5.0 million, respectively. For the year ended December 31, 2015, there were no gross borrowings or gross payments under the Company’s domestic revolving credit facility portion of the 2013 Credit Agreement.
Aggregate maturities of total borrowings due amount to approximately $0.3 million in 2018, $0.2 million in 2019, $0.1 million in 2020 and $277.1 million in 2021. The weighted average interest rate on long-term borrowings was 3.25% at December 31, 2017.
The Company paid interest of $6.6 million in 2017, $1.1 million in 2016 and $1.9 million in 2015.
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
As more fully described within Note 17 – Fair Value Measurements, the Company uses a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The fair value of the Swap is derived from a discounted cash flow analysis based on the terms of the contract and the interest rate curve (Level 2 inputs) and measured on a recurring basis in our Consolidated Balance Sheet. At December 31, 2017, the fair value of the Swap, included in Deferred charges and other assets on the Consolidated Balance Sheets, was $1.6 million and no ineffectiveness was recorded. During the year ended December 31, 2017, an unrealized pre-tax gain of $1.6 million was recorded in Accumulated other comprehensive loss.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

NOTE 8 — INCOME TAXES
The following table summarizes the income tax expense from continuing operations:

(in millions)	2017	2016	2015
Current:
Federal	$12.0	$7.0	$6.6
Foreign	0.8	0.6	—
State and local	2.9	2.0	1.8
Total current tax expense	15.7	9.6	8.4
Deferred:
Federal	(15.7)	8.4	25.4
Foreign	0.8	(0.7)	(2.0)
State and local	(0.3)	0.1	2.3
Total deferred tax (benefit) expense	(15.2)	7.8	25.7
Total income tax expense	$0.5	$17.4	$34.1
The following table summarizes the differences between the statutory federal income tax rate and the effective income tax rate from continuing operations:

	2017	2016	2015
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	4.3	3.6	3.3
Remeasurement of deferred taxes, associated with 2017 Tax Act	(37.6)	—	—
Valuation allowance	3.6	(3.7)	1.7
Domestic production deduction	(2.3)	(2.4)	(2.2)
Tax planning benefits, excluding valuation allowance effects	—	—	(6.0)
Tax reserves	0.1	(1.0)	0.2
Tax credits	(0.9)	(0.8)	1.9
Foreign tax rate effects	(0.5)	0.8	0.5
Other, net	(0.9)	(0.9)	(0.3)
Effective income tax rate	0.8%	30.6%	34.1%
The following table summarizes income before income taxes from continuing operations:

(in millions)	2017	2016	2015
U.S.	$55.7	$57.7	$96.4
Non-U.S.	5.3	(0.9)	3.5
Income before income taxes	$61.0	$56.8	$99.9
Summary
The Company recognized income tax expense of $0.5 million for the year ended December 31, 2017, compared to $17.4 million for the year ended December 31, 2016. The decrease in expense was primarily due to the recognition of a $23.0 million net tax benefit associated with the revaluation of the Company’s net deferred tax liabilities in the U.S. following the reduction of the federal corporate tax rate included in the 2017 Tax Act. This decrease was partially offset by a $2.2 million net increase in valuation allowance, inclusive of a $3.0 million valuation allowance recorded against the Company’s foreign tax credits as a result of the enactment of the 2017 Tax Act, the recognition of $0.6 million of additional tax expense associated with a change in the state tax rate in Illinois, and additional taxes resulting from higher pre-tax earnings. The Company’s effective tax rate for the year ended December 31, 2017 was 0.8%, compared to 30.6% in 2016. The 2017 effective tax rate included the aforementioned impacts resulting from the 2017 Tax Act. The effective tax rate for 2016 included a $2.2 million net benefit from valuation allowance changes, consisting of a $3.5 million benefit associated with the release of valuation allowance in Canada, offset by $1.3 million of expense recognized in connection with establishing a valuation allowance against net deferred tax assets in the U.K.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

The Company recognized income tax expense of $17.4 million for the year ended December 31, 2016, compared to $34.1 million for the year ended December 31, 2015. The decrease in tax expense was primarily due to lower pre-tax income levels and an aggregate net benefit of $2.2 million resulting from the aforementioned valuation allowance changes. The Company’s effective tax rate for the year ended December 31, 2016 was 30.6%, compared to 34.1% in 2015. The effective tax rate for 2016 included the $2.2 million net benefit from the valuation allowance changes, whereas the 2015 rate included certain tax benefits, including a $4.2 million net tax benefit associated with tax planning strategies, partially offset by a $2.4 million adjustment of deferred tax assets and $0.4 million of expense associated with a change in the enacted rate in the U.K. that did not recur in 2016.
The Company paid income taxes of $13.9 million in 2017, $13.3 million in 2016 and $9.6 million in 2015.
Impact of the 2017 Tax Act
In the fourth quarter of 2017, the 2017 Tax Act was enacted. Among its provisions, the 2017 Tax Act reduces the U.S. federal corporate tax rate from 35% to 21% (effective in 2018), requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. As discussed in Note 1 - Summary of Significant Accounting Policies, the consolidated financial statements for the year ended December 31, 2017 include the Company’s provisional estimates of the impact of the 2017 Tax Act, in accordance with SAB 118. The Company expects to adjust the provisional amounts throughout the measurement period as the Company’s calculations are refined and additional interpretive guidance becomes available.
The Company accounts for income taxes in accordance with ASC 740, Income Taxes, which requires that the effect of a change in tax rates on deferred tax assets and liabilities be recognized in the period the tax rate change was enacted. As a result of the 2017 Tax Act being signed into law on December 22, 2017, the Company remeasured its U.S. deferred tax assets and liabilities at the lower rate, recording a net tax benefit of $23.0 million as a component of Income tax expense on the Consolidated Statement of Operations for the year ended December 31, 2017.
The 2017 Tax Act also provides a one-time “transition tax” on untaxed post-1986 accumulated earnings and profits (“E&P”) of a company’s controlled foreign corporations (“CFC”) determined as of November 2, 2017 or December 31, 2017 (whichever date on which there is more deferred E&P). Cash and cash equivalents are taxed at an effective rate of 15.5% and earnings in excess of the cash position are taxed at an effective rate of 8%. The 2017 Tax Act permits the netting of positive earnings of one CFC against deficits of others. At both November 2, 2017 and December 31, 2017, the accumulated undistributed earnings of the Company’s foreign subsidiaries aggregate to an overall E&P deficit. Therefore, the Company estimates that no transition tax will be payable under the provisions of the 2017 Tax Act. As with other tax calculations surrounding the 2017 Tax Act, the Company’s estimate of its transition tax liability as of December 31, 2017 is provisional due to complexities inherent in the computations that it expects to be addressed in whole, or in part, by regulations issued during 2018. As of December 31, 2017, the Company continues to assert that its undistributed earnings of certain foreign subsidiaries are indefinitely reinvested.
As a result of the 2017 Tax Act, a $3.0 million valuation allowance was recorded against the Company’s foreign tax credits.  The 2017 Tax Act moves the U.S. from a worldwide system of taxation to a territorial system and changes the rules that enable taxpayers to generate foreign source income related to export sales. Consequently, at this time, the Company does not believe that it is “more likely than not” that it can utilize its existing foreign tax credits within the applicable carryforward period. The Company will continue to evaluate this conclusion throughout the measurement period as additional interpretive guidance is issued.
The Company does not believe at this time that it will be subject to either the Base Erosion and Anti-Abuse (“BEAT”) tax or the Global Intangible Low-Taxed Income (“GILTI”) tax that were enacted pursuant to the 2017 Tax Act and that are effective beginning January 1, 2018. Accordingly, the Company has not yet selected an accounting policy with respect to GILTI.  The Company will continue to evaluate this conclusion throughout the measurement period as additional interpretive guidance is issued.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

Deferred Taxes
The following table summarizes deferred income tax assets and liabilities of the Company’s continuing operations:

(in millions)	2017	2016
Deferred tax assets:
Property, plant and equipment	$1.7	$1.7
Accrued expenses	24.0	31.8
Stock based compensation	2.6	3.6
Net operating loss, research and development and foreign tax credit carryforwards	22.6	22.6
Goodwill and intangibles	0.4	1.2
Pension benefits	22.7	32.9
Other	0.8	0.1
Gross deferred tax assets	74.8	93.9
Valuation allowance	(10.6)	(7.7)
Total deferred tax assets	64.2	86.2
Deferred tax liabilities:
Property, plant and equipment	(11.3)	(10.5)
Pension benefits	(13.5)	(14.5)
Goodwill and intangibles	(77.1)	(51.1)
Other	(1.2)	(1.6)
Gross deferred tax liabilities	(103.1)	(77.7)
Net deferred tax (liabilities) assets	$(38.9)	$8.5
The deferred tax asset for tax loss carryforwards at December 31, 2017 includes federal net operating loss carryforwards of $1.1 million, which will begin to expire in 2027, state net operating loss carryforwards of $8.3 million, which will begin to expire in 2018, and foreign net operating loss carryforwards of $9.1 million, which will begin to expire in 2025. The deferred tax asset for tax credit carryforwards at December 31, 2017 includes U.S. research tax credit carryforwards of $1.1 million, which will begin to expire in 2019 and U.S. foreign tax credits of $3.0 million, which will begin to expire in 2023.
The deferred tax asset for tax loss and tax credit carryforwards at December 31, 2016, included federal net operating loss carryforwards of $3.0 million, state net operating loss carryforwards of $6.8 million, foreign net operating loss carryforwards of $9.2 million, U.S. research tax credit carryforwards of $1.1 million, U.S. foreign tax credits of $1.5 million, and U.S. alternative minimum tax credit carryforwards of $1.0 million.
The $64.2 million of deferred tax assets at December 31, 2017, for which no valuation allowance is recorded, is anticipated to be realized through future taxable income or the future reversal of existing taxable temporary differences recorded as deferred tax liabilities at December 31, 2017. Should the Company determine that it would not be able to realize its remaining deferred tax assets in the future, an adjustment to the valuation allowance would be recorded in the period such determination is made.
Valuation Allowances
ASC 740, Income Taxes, also requires that the future realization of deferred tax assets depends on the existence of sufficient taxable income in future periods. Possible sources of taxable income include taxable income in carryback periods, the future reversal of existing taxable temporary differences recorded as a deferred tax liability, tax-planning strategies that generate future income or gains in excess of anticipated losses in the carryforward period and projected future taxable income. If, based upon all available evidence, both positive and negative, it is more likely than not such deferred tax assets will not be realized, a valuation allowance is recorded. Significant weight is given to positive and negative evidence that is objectively verifiable. A company’s three-year cumulative loss position is significant negative evidence in considering whether deferred tax assets are realizable and the accounting guidance restricts the amount of reliance the Company can place on projected taxable income to support the recovery of the deferred tax assets.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

We continually evaluate the need to maintain a valuation allowance for deferred tax assets based on our assessment of whether it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income. Appropriate consideration is given to all available evidence, both positive and negative, in assessing the need for a valuation allowance.
During the year ended December 31, 2017, the Company determined that $0.8 million of valuation allowance, previously recorded against state deferred tax assets, could be released primarily as a result of future taxable income expected to be generated in certain states following the TBEI acquisition.
At December 31, 2017, the total valuation allowance recorded against the Company’s deferred tax assets was $10.6 million, comprised of a $6.3 million valuation allowance recorded against state net operating loss carryforwards, a $1.3 million valuation allowance recorded against foreign net deferred tax assets, inclusive of a $1.0 million valuation allowance against net deferred tax assets in the U.K., and the $3.0 million valuation allowance recorded against the Company’s foreign tax credits as a result of the 2017 Tax Act, discussed above.
Unrecognized Tax Benefits
The following table summarizes the activity related to the Company’s unrecognized tax benefits:

(in millions)	2017	2016	2015
Balance at January 1	$1.8	$2.2	$2.0
Increases related to current year tax	0.2	0.1	0.3
Decreases due to lapse of statute of limitations	(0.1)	(0.5)	(0.1)
Balance at December 31	$1.9	$1.8	$2.2
The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. At December 31, 2017 and 2016, accruals for interest and penalties amounting to $0.6 million and $0.6 million, respectively, are included in the Consolidated Balance Sheets but are not included in the table above. At December 31, 2017 and 2016, reserves for unrecognized tax benefits, including interest and penalties, of $2.2 million and $2.1 million, respectively, were included within Other long-term liabilities on the Consolidated Balance Sheets. At December 31, 2017, unrecognized tax benefits of $0.3 million were included as a component of Deferred tax liabilities on the Consolidated Balance Sheet. At December 31, 2016, unrecognized tax benefits of $0.3 million were included as a reduction of Deferred tax assets on the Consolidated Balance Sheet.
All of the unrecognized tax benefits of $1.9 million and $1.8 million at December 31, 2017 and 2016, respectively, would impact our annual effective tax rate, if recognized. We do not expect any significant change to our unrecognized tax benefits as a result of potential expiration of statute of limitations or settlements with tax authorities within the next twelve months.
Status of Tax Returns
We file U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2014 through 2016 tax years generally remain subject to examination by federal tax authorities, whereas the 2013 through 2016 tax years generally remain subject to examination by most state tax authorities. In significant foreign jurisdictions, the tax years from 2013 through 2016 generally remain subject to examination by their respective tax authorities.
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
In September 2017, the Company executed an amendment to its U.S. defined benefit pension plan, which enabled the Company to announce a limited-time voluntary lump-sum pension offering to eligible, terminated, vested plan participants. In connection with the offering, 516 individuals elected to receive a lump-sum settlement payment. In the aggregate, the Company paid a total of $13.7 million in lump-sum benefit payments during the year ended December 31, 2017, using assets of the plan. As total benefit payments during the year ended December 31, 2017 exceeded the sum of the service and interest cost, the Company

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

was required to measure the liabilities of the benefit plans and recognize a settlement charge of $6.1 million, in accordance with ASC 715, Compensation - Retirement Benefits.
The following table summarizes net periodic pension expense for U.S. and non-U.S. benefit plans:

	U.S. Benefit Plan			Non-U.S. Benefit Plan
(in millions)	2017	2016	2015	2017	2016	2015
Company-sponsored plans:
Service cost	$—	$—	$—	$0.2	$0.2	$0.2
Interest cost	7.6	7.8	7.6	1.4	1.8	2.1
Expected return on plan assets	(9.6)	(10.3)	(10.3)	(2.1)	(2.4)	(2.7)
Amortization of actuarial loss	2.5	5.6	6.8	0.6	0.6	0.7
Settlement charge recognized	6.1	—	—	—	—	—
Total Company-sponsored plans	6.6	3.1	4.1	0.1	0.2	0.3
Multi-employer plans	0.2	0.1	0.2	—	—	—
Net periodic pension expense	$6.8	$3.2	$4.3	$0.1	$0.2	$0.3
The following table summarizes the weighted-average assumptions used in determining pension costs:

	U.S. Benefit Plan			Non-U.S. Benefit Plan
	2017	2016	2015	2017	2016	2015
Discount rate	4.3%	4.6%	4.2%	2.6%	3.7%	3.5%
Rate of increase in compensation levels	—	—	3.5%	—	—	—
Expected long-term rate of return on plan assets	7.1%	7.5%	7.8%	4.2%	4.9%	4.7%
The following table summarizes the changes in the projected benefit obligation and plan assets:

	U.S. Benefit Plan		Non-U.S. Benefit Plan
(in millions)	2017	2016	2017	2016
Benefit obligation, beginning of year	$180.6	$174.3	$51.7	$55.7
Service cost	—	—	0.2	0.2
Interest cost	7.6	7.8	1.4	1.8
Actuarial loss (gain)	12.9	7.7	(0.1)	7.8
Benefits and expenses paid	(8.4)	(9.2)	(3.3)	(4.2)
Settlement payments	(13.7)	—	—	—
Foreign currency translation	—	—	4.8	(9.6)
Benefit obligation, end of year	$179.0	$180.6	$54.7	$51.7
Accumulated benefit obligation, end of year	$179.0	$180.6	$54.7	$51.7
The following table summarizes the weighted-average assumptions used in determining benefit obligations:

	U.S. Benefit Plan		Non-U.S. Benefit Plan
	2017	2016	2017	2016
Discount rate	3.7%	4.3%	2.5%	2.6%

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

The following summarizes the changes in the fair value of plan assets:

	U.S. Benefit Plan		Non-U.S. Benefit Plan
(in millions)	2017	2016	2017	2016
Fair value of plan assets, beginning of year	$131.1	$128.1	$48.5	$54.3
Actual return on plan assets (a)	17.7	6.6	3.9	6.2
Company contribution	5.0	5.6	0.9	1.3
Benefits and expenses paid	(8.4)	(9.2)	(3.3)	(4.2)
Settlement payments	(13.7)	—	—	—
Foreign currency translation	—	—	4.7	(9.1)
Fair value of plan assets, end of year	$131.7	$131.1	$54.7	$48.5

(a)
Actual return on plan assets of the U.S. benefit plan for the years ended December 31, 2017 and 2016, was net of fees, commissions and other expenses paid from plan assets of $2.2 million and $1.9 million, respectively.

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

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

The following summarizes the Company’s pension assets in a three-tier fair value hierarchy for its benefit plans:

	U. S. Benefit Plan
	2017				2016
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$4.2	$—	$—	$4.2	$5.7	$—	$—	$5.7
Equity securities:
U.S. Large Cap	39.7	—	—	39.7	36.4	0.1	—	36.5
U.S. Small and Mid Cap	18.5	—	—	18.5	16.9	—	—	16.9
Developed international	12.3	7.1	—	19.4	8.6	7.7	—	16.3
Emerging markets	12.1	0.8	—	12.9	11.9	0.5	—	12.4
Fixed income:
Government securities	6.6	—	—	6.6	7.1	—	—	7.1
Asset-backed securities	—	11.7	—	11.7	—	9.9	—	9.9
Corporate bonds	—	13.9	—	13.9	—	14.9	—	14.9
Other investments:
Mutual funds	1.4	—	—	1.4	5.6	—	—	5.6
Real estate	3.1	—	—	3.1	5.4	—	—	5.4
Total assets at fair value (a)	$97.9	$33.5	$—	$131.4	$97.6	$33.1	$—	$130.7

(a)	Total assets at fair value in the table above exclude a net receivable of $0.3 million and $0.4 million at December 31, 2017 and 2016, respectively.

	Non-U. S. Benefit Plan
	2017				2016
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash	$0.8	$—	$—	$0.8	$0.4	$—	$—	$0.4
Equity securities	—	41.1	—	41.1	—	41.9	—	41.9
Fixed income:
Government securities	3.6	—	—	3.6	1.3	—	—	1.3
Corporate bonds	6.8	2.4	—	9.2	2.6	2.3	—	4.9
Total assets at fair value	$11.2	$43.5	$—	$54.7	$4.3	$44.2	$—	$48.5

The Company maintains a structured derisking investment strategy for the U.S. pension plan to improve alignment of assets and liabilities that includes: (i) maintaining a diversified portfolio that can provide a near-term weighted-average target return of approximately 7.0% or more, (ii) maintaining liquidity to meet obligations and (iii) prudently managing administrative and management costs. The target asset allocations for the U.S. pension plan are (i) between 53% and 73% equity securities, (ii) between 25% and 45% fixed income securities and (iii) between 0% and 20% in cash and cash equivalents. Other investments may include real estate investments and mutual funds investing in real estate, commodities or hedge funds.
Plan assets for the non-U.S. benefit plans consist principally of a diversified portfolio of equity securities, U.K. government securities, corporate bonds and debt securities. The target asset allocations for the non-U.S. benefit plan assets are between 65% and 75% equity securities and between 25% and 35% debt securities.
During the year ended December 31, 2015, the Company repurchased all of the remaining 0.2 million shares of its common stock from its U.S. benefit plan for a total cost of $3.6 million. The repurchases were made under authorized stock repurchase programs further outlined in Note 14 – Stockholders’ Equity. Dividends paid on the Company’s common stock held in the U.S. benefit plan did not exceed $0.1 million in the year ended December 31, 2015.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

The following summarizes the funded status of the Company-sponsored plans:

	U.S. Benefit Plan		Non-U.S. Benefit Plan
(in millions)	2017	2016	2017	2016
Fair value of plan assets, end of year	$131.7	$131.1	$54.7	$48.5
Benefit obligation, end of year	179.0	180.6	54.7	51.7
Funded status, end of year	$(47.3)	$(49.5)	$—	$(3.2)
The following summarizes the amounts recognized within our Consolidated Balance Sheets:

	U.S. Benefit Plan		Non-U.S. Benefit Plan
(in millions)	2017	2016	2017	2016
Amounts recognized in Total liabilities include:
Long-term pension and other post-retirement benefit liabilities	$47.3	$49.5	$—	$3.2
Net liability recorded	$47.3	$49.5	$—	$3.2
Amounts recognized in Accumulated other comprehensive loss include:
Net actuarial loss	$80.2	$84.1	$17.8	$18.8
Net amount recognized, pre-tax	$80.2	$84.1	$17.8	$18.8
As a result of the U.S. benefit plan becoming fully frozen at the end of 2016, all plan participants are now considered to be inactive. Effective in 2017, the actuarial loss associated with the U.S. benefit plan that is included in Accumulated other comprehensive loss is being amortized into net periodic benefit cost over the remaining average life expectancy of plan participants, as opposed to over the remaining average service period. The same methodology is also being applied to the U.K. benefit plan, which has been fully frozen for a number of years. The Company expects $3.6 million of the net actuarial loss to be amortized from Accumulated other comprehensive loss into net periodic benefit cost in 2018.
The Company expects to contribute up to $5.1 million to the U.S. benefit plan and up to $1.4 million to the non-U.S. benefit plan in 2018. Future contributions to the plans will be based on such factors as annual service cost, the financial return on plan assets, interest rate movements that affect discount rates applied to plan liabilities and the value of benefit payments made.
The following summarizes the benefits expected to be paid under the Company’s defined benefit plans in each of the next five years, and in aggregate for the five years thereafter:

(in millions)	U.S. Benefit Plan	Non-U.S. Benefit Plan
2018	$9.2	$2.4
2019	9.1	2.5
2020	9.6	2.6
2021	9.8	2.7
2022	10.3	2.8
2023-2027	53.9	15.6
The Company also sponsors a defined contribution retirement plan covering a majority of its employees. Participation is via automatic enrollment and employees may elect to opt out of the plan. Company contributions to the plan are based on employee age and years of service, as well as the percentage of employee contributions. The cost of these plans was $6.9 million in 2017, $6.9 million in 2016 and $7.5 million in 2015.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

Multi-Employer Pension Plans
The Company also participates in two multi-employer pension plans that provide defined benefits to employees under U.S. collective bargaining agreements, as follows:

Pension Fund	EIN/Pension Plan Number	Pension Protection Act Zone Status		FIP/RP Status Pending/ Implemented (a)	Surcharge Imposed	Expiration of Collective Bargaining Agreement
		2017	2016
IAM National Pension Fund (b)	51-6031295/002	Green	Green	No	No	5/31/2018
Sheet Metal Worker’s National Pension Fund (b)	52-6112463/001	Yellow	Yellow	FIP Implemented	No	6/27/2020

(a)	Indicates whether the plan has a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) which is either pending or has been implemented.

(b)	The plans’ year-end to which the zone status relates is December 31, 2016 and 2015.
Contributions to these plans totaled $0.2 million, $0.1 million and $0.2 million for 2017, 2016 and 2015, respectively. The Company’s contributions do not represent more than 5% of the total contributions to the plans as indicated in their most recently available annual reports dated December 31, 2016.
The risks of participating in a multi-employer pension plan are different from a single-employer plan in that (i) assets contributed to the multi-employer plan by one employer may be used to provide benefits to employees of other participating employers; (ii) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers; and (iii) if the Company chooses to stop participating in the multi-employer pension plan, the Company may be required to pay the plan an amount based on the unfunded status of the plan, referred to as a withdrawal liability.
NOTE 10 — COMMITMENTS AND CONTINGENCIES
Financial Commitments
The Company provides indemnifications and other guarantees in the ordinary course of business, the terms of which range in duration and often are not explicitly defined. Specifically, the Company is occasionally required to provide letters of credit and bid and performance bonds to various customers, principally to act as security for retention levels related to casualty insurance policies and to guarantee the performance of subsidiaries that engage in export and domestic transactions. At December 31, 2017, the Company had outstanding performance and financial standby letters of credit, as well as outstanding bid and performance bonds, aggregating $21.3 million. If any such letters of credit or bonds are called, the Company would be obligated to reimburse the issuer of the letter of credit or bond. The Company believes the likelihood of any currently outstanding letter of credit or bond being called is remote.
Following the June 3, 2016 acquisition of JJE, the Company has transactions involving the sale of equipment to certain of its customers which include (i) guarantees to repurchase the equipment for a fixed price at a future date and (ii) guarantees to repurchase the equipment from the third-party lender in the event of default by the customer. As of December 31, 2017, the single year and maximum potential cash payments the Company could be required to make to repurchase equipment under these agreements were each $4.5 million. The Company’s risk under these repurchase arrangements would be partially mitigated by the value of the products repurchased as part of the transaction. In addition, the former owners of JJE have agreed to reimburse the Company for certain losses incurred resulting from the requirement to repurchase any such equipment. Any such reimbursement could be withheld from the C$8.0 million deferred payment to be made on the third anniversary of the acquisition date. The Company has recorded the residual liability for potential losses related to the repurchase exposures, which represents the expected losses that could result from obligations to repurchase products, after giving effect to proceeds anticipated to be received from the resale of those products to alternative customers, as well as to the reimbursement of any losses incurred. The Company has recorded its estimated net liability associated with losses from these guarantee and repurchase obligations on its Consolidated Balance Sheet based on historical experience and current facts and circumstances, and the amounts recognized during the years ended December 31, 2017 and 2016, respectively, were not material to the Company’s financial position or results of operations. Historical cash requirements and losses associated with these obligations have not been significant, but could increase if customer defaults exceed current expectations.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

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
During the year ended December 31, 2017, the Company recognized an estimated liability within the Environmental Solutions Group in connection with a specific warranty matter. It is reasonably possible that the Company’s estimate may change in the near term as more information becomes available; however, the ultimate resolution of this matter is not expected to have a material adverse effect on the Company’s results of operations, financial position or liquidity.
The following table summarizes the changes in the Company’s warranty liabilities:

(in millions)	2017	2016
Balance at January 1	$6.4	$7.4
Provisions to expense	6.6	5.5
Acquisitions	1.7	—
Payments	(6.3)	(6.5)
Balance at December 31	$8.4	$6.4
Environmental Liabilities
In May 2012, the Company sold a facility in Pearland, Texas. The facility was previously used by the Company’s discontinued Pauluhn business, which manufactured marine, offshore and industrial lighting products. The site is in the process of remediation, and it is probable that the site will incur future costs. As such, as of December 31, 2017 and 2016, environmental remediation reserves of $0.5 million and $0.6 million, respectively, have been included in liabilities of discontinued operations on the Consolidated Balance Sheets. The recorded reserves are based on an undiscounted estimate of the range of costs to remediate the site, depending upon the remediation approach and other factors. The Company’s estimate may change in the near-term as more information becomes available; however, the costs are not expected to have a material adverse effect on the Company’s results of operations, financial position or cash flow.
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
The Company has also filed motions to dismiss cases involving firefighters who worked for fire departments located outside of the state of Illinois based on improper venue. On February 24, 2017, the Circuit Court of Cook County entered orders dismissing the cases of 1,770 such firefighter plaintiffs from the jurisdiction of the state of Illinois. Pursuant to these orders, these plaintiffs had six months thereafter to refile their cases in jurisdictions where these firefighters are located. Prior to this six-month deadline, some of the attorneys representing these plaintiffs contacted the Company regarding possible settlement of these cases. During the year ended December 31, 2017, the Company entered into a global settlement agreement with two attorneys who represented approximately 1,090 of these plaintiffs. Under the terms of the settlement agreement, the Company offered $700 per plaintiff to settle these cases. 717 plaintiffs accepted this offer as a final settlement. The attorneys representing these plaintiffs have agreed to withdraw from representing plaintiffs who have not responded to the settlement offer. It is the Company’s position that the non-settling plaintiffs who failed to timely refile their cases following the February 2017 dismissal by the Circuit Court of Cook County are now barred from doing so by the statute of limitations. The Company also has filed a venue motion seeking to transfer to DuPage County cases involving 10 plaintiffs who reside and work in Illinois but outside of Cook County. The Court granted this motion on June 28, 2017.

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
During April through October 2012, 20 new cases were filed in the Court of Common Pleas, Philadelphia County, Pennsylvania. These cases were filed on behalf of 20 Philadelphia firefighters and involve various defendants in addition to the Company. Five of these cases were subsequently dismissed. The first trial involving these 2012 Philadelphia cases occurred during December 2014 and involved three firefighter plaintiffs. The jury returned a verdict in favor of the Company. Following this trial, all of the parties agreed to settle cases involving seven firefighter plaintiffs set for trial during January 2015 for nominal amounts per plaintiff. In January 2015, plaintiffs’ attorneys filed two new complaints in the Court of Common Pleas, Philadelphia, Pennsylvania on behalf of approximately 70 additional firefighter plaintiffs. The vast majority of the firefighters identified in these complaints are located outside of Pennsylvania. One of the complaints in these cases, which involves 11 firefighter plaintiffs from the District of Columbia, was removed to federal court in the Eastern District of Pennsylvania. Plaintiffs voluntarily dismissed all claims in this case on May 31, 2016. The Company thereafter moved to recover various fees and costs in this case, asserting that plaintiffs’ counsel failed to properly investigate these claims prior to filing suit. The Court granted this motion on April 25, 2017, awarding $0.1 million to the Company. Plaintiffs’ counsel has appealed this Order. With respect to claims of other out-of-state firefighters involved in these two cases, the Company moved to dismiss these claims as improperly filed in Pennsylvania. The Court granted this motion and dismissed these claims on November 5, 2015. During August through December 2015, another nine new cases were filed in the Court of Common Pleas, Philadelphia County, Pennsylvania. These cases involve a total of 193 firefighters, most of whom are located outside of Pennsylvania. The Company

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

again moved to dismiss all claims filed by out-of-state firefighters in these cases as improperly filed in Pennsylvania. On May 24, 2016, the Court granted this motion and dismissed these claims. Plaintiffs have filed a notice of appeal regarding this decision. On May 13, 2016, four new cases were filed in Philadelphia state court, involving a total of 55 Philadelphia firefighters who live in Pennsylvania. During August 2016, the Company settled a case involving four Philadelphia firefighters that had been set for trial in Philadelphia state court during September 2016. During 2017, plaintiffs filed additional cases in the Court of Common Pleas, Philadelphia County, involving over 100 Philadelphia firefighter plaintiffs. During January 2017, plaintiffs filed a motion to consolidate and bifurcate, similar to a motion filed in the Pittsburgh hearing loss cases, as described below. The Company has filed an opposition to this motion. These cases were then transferred to the mass tort program in Philadelphia for pretrial purposes. Plaintiffs’ counsel thereafter dismissed several plaintiffs. During November 2017, a trial involving one Philadelphia firefighter occurred. The jury returned a verdict in favor of the Company in this trial. As of December 31, 2017, a total of 75 firefighters are involved in cases pending in the Philadelphia mass tort program.
During April through July 2013, additional cases were filed in Allegheny County, Pennsylvania. These cases involve 247 plaintiff firefighters from Pittsburgh and various defendants, including the Company. During May 2016, two additional cases were filed against the Company in Allegheny County involving 19 Pittsburgh firefighters. After the Company filed pretrial motions, the Court dismissed claims of 55 Pittsburgh firefighter plaintiffs. The Court scheduled the first trials of these Pittsburgh firefighters to occur in May, September and November 2016. Each trial will involve eight firefighters. Prior to the first scheduled trial in Pittsburgh, the Court granted the Company’s motion for summary judgment and dismissed all claims asserted by plaintiff firefighters involved in this trial. Plaintiffs have appealed this dismissal. The next trial involving six Pittsburgh firefighters started on November 7, 2016. Shortly after this trial began, plaintiffs’ counsel moved for a mistrial because a key witness suddenly became unavailable. The Court granted this motion and rescheduled this trial for March 6, 2017. During January 2017, plaintiffs also moved to consolidate and bifurcate trials involving Pittsburgh firefighters. In particular, plaintiffs sought one trial involving liability issues which will apply to all Pittsburgh firefighters who have filed suit against the Company. The Company filed an opposition to this motion. On April 18, 2017, the trial court granted plaintiffs’ motion to bifurcate the next Pittsburgh trial. Pursuant to a motion for clarification filed by the Company, the Court ruled that the bifurcation order will only apply to six plaintiffs who are part of the next trial group in Pittsburgh. The Company thereafter sought an interlocutory appeal of the Court’s bifurcation order. The appellate court declined to accept the appeal at this time. A bifurcated trial began on September 27, 2017 in Allegheny County, Pennsylvania. Prior to and during trial, two plaintiffs were dismissed, resulting in four plaintiffs remaining for trial. After approximately two weeks of trial, the jury found that the Company’s siren product was not defective or unreasonably dangerous and rendered a verdict in favor of the Company. A second trial involving Pittsburgh firefighters began during January 2018. At the outset of this trial, plaintiffs’ attorneys requested that the Company consider settlement of various cases. This trial was continued until March 2018 to allow the parties to further discuss possible settlement. As of December 31, 2017, the Company has recognized its best estimate of a potential settlement amount. While it is reasonably possible that the ultimate resolution of this matter may result in a loss in excess of the amount accrued, a reasonable estimate of the incremental loss or range of losses cannot be made. During March 2014, an action also was brought in the Court of Common Pleas of Erie County, Pennsylvania on behalf of 61 firefighters. This case likewise involves various defendants in addition to the Company. After the Company filed pretrial motions, 33 Erie County firefighter plaintiffs voluntarily dismissed their claims. During August 2017, five cases involving 70 firefighter plaintiffs were filed in Lackawanna County, Pennsylvania. These cases involve firefighter plaintiffs who originally filed in Cook County and were dismissed pursuant to the Company’s forum nonconveniens motion. As of December 31, 2017, a total of 263 firefighters are involved in cases filed in Allegheny and Lackawanna counties in Pennsylvania.
On September 17, 2014, 20 lawsuits, involving a total of 193 Buffalo Fire Department firefighters, were filed in the Supreme Court of the State of New York, Erie County. All of the cases filed in Erie County, New York have been removed to federal court in the Western District of New York. Plaintiffs have filed a motion to consolidate and bifurcate these cases, similar to the motion filed in the Pittsburgh hearing loss cases, as described above. The Company has filed an opposition to the motion. During February 2015, a lawsuit involving one New York City firefighter plaintiff was filed in the Supreme Court of the State of New York, New York County. The plaintiff named the Company as well as several other parties as defendants. That case subsequently was transferred to federal court in the Northern District of New York and thereafter dismissed. During April 2015 through January 2016, 29 new cases involving a total of 235 firefighters were filed in various counties in the New York City area. During December 2016 through October 2017 additional cases were filed in these jurisdictions. As of December 31, 2017, a total of 535 firefighters are involved in cases filed in the state of New York.
During November 2015, the Company was served with a complaint filed in Union County, New Jersey state court, involving 34 New Jersey firefighters. This case has been transferred to federal court in the District of New Jersey. During the period from January through May 2016, eight additional cases were filed in various New Jersey state courts. Most of the firefighters in these cases reside in New Jersey and work or worked at New Jersey fire departments. During December 2016, a case involving one

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

New Jersey firefighter was filed in the United States District Court of New Jersey. As of December 31, 2017, a total of 89 firefighters are currently involved in cases filed in New Jersey. On May 2, 2017, plaintiffs filed a motion to consolidate and bifurcate in the pending federal court case in New Jersey. This motion is similar to bifurcation motions filed by plaintiffs in Pittsburgh, Buffalo and Philadelphia. The Court has denied this motion as premature. The parties have filed a petition to consolidate all New Jersey state court cases for pretrial purposes.
During May through October 2016, nine cases were filed in Suffolk County, Massachusetts state court, naming the Company as a defendant. These cases involve 194 firefighters who lived and worked in the Boston area. During August 2017, plaintiffs filed additional cases in Suffolk County court. The Company has moved to transfer various cases filed in Suffolk county to other counties in Massachusetts where plaintiffs reside and work. As of December 31, 2017, a total of 218 firefighters are involved in cases filed in Massachusetts.
During August and September 2017, plaintiffs’ attorneys filed additional hearing loss cases in Florida. The Company is the only named defendant. These cases have been filed in several different counties in Florida, including Tampa, Miami and Orlando municipalities. Plaintiffs have agreed to stipulate that they will not seek more than $75,000 in damages in any individual plaintiff case. As of December 31, 2017, a total of 166 firefighters are involved in cases filed in Florida.
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
The Company’s ongoing negotiations with its insurer, CNA, over insurance coverage on these claims have resulted in reimbursements of a portion of the Company’s defense costs. These reimbursements are recorded as a reduction of corporate operating expenses. For the years ended December 31, 2017, 2016 and 2015, the Company recorded reimbursements from CNA of $0.6 million, $0.2 million and $0.3 million, respectively, related to legal costs.
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
In April 2016, the Civil Chamber of the Supreme Court of Latvia heard the Company’s appeal and upheld the trial court’s ruling against Bronto. As the Company’s appeal of the trial judgment was unsuccessful, a charge of $1.3 million was recorded as a component of Gain (loss) from discontinued operations and disposal, net of tax in the year ended December 31, 2016, to reflect the Company’s share of the liability. The Company decided not to further appeal the Supreme Court’s ruling and, during the year ended December 31, 2017, settled the liability due to Morita.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

NOTE 12 — EARNINGS PER SHARE
The Company computes earnings per share (“EPS”) in accordance with ASC 260, Earnings per Share, which requires that non-vested restricted stock containing non-forfeitable dividend rights should be treated as participating securities pursuant to the two-class method. Under the two-class method, net income is reduced by the amount of dividends declared in the period for common stock and participating securities. The remaining undistributed earnings are then allocated to common stock and participating securities as if all of the net income for the period had been distributed. The amounts of distributed and undistributed earnings allocated to participating securities for the years ended December 31, 2017, 2016 and 2015 were insignificant and did not materially impact the calculation of basic or diluted EPS.
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
For the years ended December 31, 2017, 2016 and 2015, options to purchase 0.7 million, 1.3 million and 0.8 million shares of the Company’s common stock, respectively, had an anti-dilutive effect on EPS, and accordingly, are excluded from the calculation of diluted EPS.
The following table reconciles net income to basic and diluted EPS:

(in millions, except per share data)	2017	2016	2015
Income from continuing operations	$60.5	$39.4	$65.8
Gain (loss) from discontinued operations and disposal, net of tax	1.1	4.4	(2.3)
Net income	$61.6	$43.8	$63.5
Weighted average shares outstanding — Basic	59.7	60.4	62.2
Dilutive effect of common stock equivalents	0.7	0.8	1.2
Weighted average shares outstanding — Diluted	60.4	61.2	63.4
Basic earnings per share:
Earnings from continuing operations	$1.01	$0.65	$1.06
Earnings (loss) from discontinued operations and disposal, net of tax	0.02	0.07	(0.04)
Net earnings per share	$1.03	$0.72	$1.02
Diluted earnings per share:
Earnings from continuing operations	$1.00	$0.64	$1.04
Earnings (loss) from discontinued operations and disposal, net of tax	0.02	0.07	(0.04)
Net earnings per share	$1.02	$0.71	$1.00
NOTE 13 — STOCK-BASED COMPENSATION
The Company’s stock compensation plan, approved by the Company’s stockholders and administered by the Compensation and Benefits Committee of the Board of Directors of the Company (the “CBC”), provides for the grant of incentive stock options, restricted stock and other stock-based awards or units to key employees and directors. The plan authorizes the grant of up to 7.8 million shares or units through April 2025. At December 31, 2017, approximately 4.9 million shares were available for future issuance under the plan.
The total compensation expense related to all grants awarded under the plan was $4.6 million, $4.8 million and $6.7 million, for the years ended December 31, 2017, 2016 and 2015, respectively. The related income tax benefits recognized in earnings were $1.1 million, $2.2 million and $2.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Stock Options
Stock options vest ratably (i.e. one-third annually) over the three years from the date of the grant. The cost of stock options, based on their fair value at the date of grant, is charged to expense over the respective vesting periods. Stock options normally

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

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
The weighted average fair value of options granted during 2017, 2016 and 2015 was $7.00, $4.25 and $6.12, respectively.
The fair value of each option grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	2017	2016	2015
Dividend yield	1.7%	2.2%	1.5%
Expected volatility	45%	43%	46%
Risk free interest rate	2.2%	1.3%	1.5%
Weighted average expected option life in years	7.5	5.8	5.7
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
The following summarizes stock option activity:

	Option Shares			Weighted Average Exercise Price
(in millions)	2017	2016	2015	2017	2016	2015
Outstanding, at beginning of year	2.6	2.1	2.0	$10.71	$10.29	$9.28
Granted	0.5	0.7	0.3	15.30	12.69	16.08
Exercised	(0.3)	(0.1)	(0.1)	10.53	8.39	7.34
Canceled or expired	(0.5)	(0.1)	(0.1)	14.10	15.77	14.69
Outstanding, at end of year	2.3	2.6	2.1	$11.08	$10.71	$10.29
Exercisable, at end of year	1.6	1.6	1.4	$9.57	$8.96	$8.47
At December 31, 2017, options that have vested and are expected to vest totaled 2.2 million shares, with a weighted average exercise price of $10.91, and represent the sum of 1.6 million vested (or exercisable) options and 0.6 million options that are expected to vest. Options that are expected to vest are derived by applying the pre-vesting forfeiture rate assumption against outstanding, unvested options as of December 31, 2017.
The following table summarizes information for stock options outstanding as of December 31, 2017 under all plans:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(in millions)	(in years)		(in millions)
$5.01 — $10.00	1.0	4.0	$6.63	1.0	$6.63
10.01 — 15.00	0.8	7.5	13.02	0.4	13.30
15.01 — 20.00	0.5	8.1	16.51	0.2	16.09
	2.3	6.2	$11.08	1.6	$9.57
The aggregate intrinsic value of stock options outstanding and exercisable at December 31, 2017 was $20.8 million and $16.9 million, respectively. The total intrinsic value of stock options exercised was $2.3 million, $0.4 million and $0.8 million for the years ended December 31, 2017, 2016 and 2015, respectively. The related tax benefits were $0.9 million, $0.1 million and $0.2

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

million for the years ended December 31, 2017, 2016 and 2015, respectively. Cash received from the exercise of stock options was $1.6 million, $0.5 million and $1.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.
The total compensation expense related to all stock option compensation plans was $2.2 million, $2.1 million and $2.0 million for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, there was $2.3 million of total unrecognized compensation cost related to stock options that is expected to be recognized over the weighted-average period of approximately 1.7 years.
Restricted Stock
Restricted stock awards and restricted stock units primarily cliff vest at the third anniversary from the date of grant, provided the recipient is still employed by the Company on the vesting date. The cost of restricted stock, based on the fair market value of the underlying shares determined using the closing market price on the date of grant, is charged to expense over the respective vesting periods. Shares associated with non-vested restricted stock awards have the same voting rights as the Company’s common stock and have non-forfeitable rights to dividends. Shares associated with non-vested restricted stock units do not have voting or dividend rights.
The following table summarizes restricted stock activity for the year ended December 31, 2017:

	Number of Restricted Shares	Weighted Average Price per Share
	(in millions)
Outstanding and non-vested, at December 31, 2016	0.2	$14.03
Granted	0.2	16.94
Vested	(0.1)	15.09
Forfeited	(0.1)	15.69
Outstanding and non-vested, at December 31, 2017	0.2	$15.52
The total grant-date fair value of restricted stock that vested in the years ended December 31, 2017, 2016 and 2015 was $1.5 million, $1.3 million and $1.3 million, respectively.
The total compensation expense related to all restricted stock compensation plans was $1.6 million, $1.2 million and $1.2 million for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, there was $1.2 million of total unrecognized compensation cost related to restricted stock that is expected to be recognized over the weighted-average period of approximately 2.1 years.
Performance Awards
In each of the three years in the period ended December 31, 2017, the Company granted performance-based restricted stock unit awards (“PSUs”) to certain executives and other non-executive officers. Performance targets associated with PSUs are set annually and approved by the CBC. At the Company’s discretion, actual payment of the awards earned shall be in cash or in common stock of the Company, or in a combination of both. The Company intends to settle all such awards by issuing shares of its common stock. The number of shares of common stock that the Company may issue in connection with these PSUs can range from 0% to 200% of target, depending upon achievement against the performance targets. Shares associated with non-vested PSUs do not have voting or dividend rights until issuance. The Company assesses the probability of vesting, based on expected achievement against these performance targets, on a quarterly basis.
The cost of PSUs, based on their fair market value determined using the closing market price on the date of grant, is charged to expense over the respective vesting periods, which is the three-year period ended December 31, 2017 for the 2015 grants, the three-year period ended December 31, 2018 for the 2016 grants and the three-year period ended December 31, 2019 for the 2017 grants.
The PSUs granted in 2017 have a three-year performance period ending December 31, 2019, in which the Company must achieve a certain cumulative EPS from continuing operations and a certain average return on invested capital (“ROIC”), which are performance conditions per ASC 718. If earned, these shares would vest on December 31, 2019.
The PSUs granted in 2016 have a three-year performance period ending December 31, 2018, in which the Company must achieve a certain cumulative EPS from continuing operations and a certain average ROIC, which are performance conditions per ASC 718. If earned, these shares would vest on December 31, 2018.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

The PSUs granted in 2015 had a three-year performance period ending December 31, 2017, in which a certain cumulative EPS from continuing operations and a certain average ROIC was targeted. The EPS and ROIC thresholds during the three-year performance period were not achieved, and none of the target shares were earned.
The total grant-date fair value of PSUs that vested in the years ended December 31, 2017, 2016 and 2015 was $0.3 million, $3.7 million and $3.7 million, respectively.
Compensation expense included in the Consolidated Statements of Operations for the PSUs in the years ended December 31, 2017, 2016 and 2015 was $0.8 million, $1.5 million and $3.5 million, respectively. As of December 31, 2017, there was $2.0 million of total unrecognized compensation cost related to PSUs that is expected to be recognized over the weighted-average period of approximately 2.0 years.
The following table summarizes PSU activity for the year ended December 31, 2017:

	Number of PSUs	Weighted Average Price per Share
	(in millions)
Outstanding and non-vested, at December 31, 2016	0.4	$13.91
Granted	0.2	17.00
Vested	—	15.83
Forfeited (a)	(0.3)	14.95
Outstanding and non-vested, at December 31, 2017	0.3	$15.19

(a)	Includes 0.1 million PSUs, representing the effect of the PSUs granted in 2015 not meeting the targets over the applicable performance period, which ended on December 31, 2017.
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
Prior to the adoption of ASU 2016-09 on January 1, 2016, excess tax benefits were recorded to Capital in excess of par value on the Consolidated Statements of Stockholders’ Equity. Excess tax benefits for the year ended December 31, 2015 was $1.6 million. Subsequent to the adoption of ASU 2016-09, excess tax benefits are recorded as a component of Income tax expense on the Consolidated Statements of Operations.
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
NOTE 14 — STOCKHOLDERS’ EQUITY
The Company’s Board of Directors (the “Board”) has the authority to issue 90.0 million shares of common stock at a par value of $1 per share. The holders of common stock (i) may receive dividends subject to all of the rights of the holders of preference stock, (ii) shall be entitled to share ratably upon any liquidation of the Company in the assets of the Company, if any, remaining after payment in full to the holders of preference stock and (iii) receive one vote for each common share held and shall vote together share for share with the holders of voting shares of preference stock as one class for the election of directors and for all other purposes. The Company had 66.1 million and 65.4 million common shares issued as of December 31, 2017 and 2016, respectively. Of those amounts, 60.0 million and 59.6 million common shares were outstanding as of December 31, 2017 and 2016, respectively.
The Board is also authorized to provide for the issuance of 0.8 million shares of preference stock at a par value of $1 per share. The authority of the Board includes, but is not limited to, the determination of the dividend rate, voting rights, conversion and

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

redemption features and liquidation preferences. The Company has not designated or issued any preference stock as of December 31, 2017.
Dividends
The Company declared and paid dividends totaling $16.8 million, $16.9 million and $15.6 million during 2017, 2016 and 2015, respectively.
On February 19, 2018, the Board declared a quarterly cash dividend of $0.07 per common share payable on March 19, 2018 to holders of record at the close of business on March 5, 2018.
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
During the year ended December 31, 2016, the Company repurchased 2,961,007 shares for a total of $37.8 million under the November 2014 program. No shares were repurchased during the year ended December 31, 2017.
Under its stock repurchase programs, the Company is authorized to repurchase, from time to time, shares of its outstanding common stock in the open market or through privately negotiated transactions. Stock repurchases by the Company are subject to market conditions and other factors and may be commenced, suspended or discontinued at any time.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

Accumulated Other Comprehensive Loss
The following tables summarize the changes in each component of Accumulated other comprehensive loss, net of tax:

(in millions) (a)	Actuarial Losses (b)	Foreign Currency Translation	Unrealized Gain on Derivatives	Total
Balance at January 1, 2017	$(79.0)	$(13.0)	$—	$(92.0)
Other comprehensive (loss) income before reclassifications	(2.2)	10.5	0.8	9.1
Amounts reclassified from accumulated other comprehensive loss	5.8	—	0.2	6.0
Net current-period other comprehensive income	3.6	10.5	1.0	15.1
Balance at December 31, 2017	$(75.4)	$(2.5)	$1.0	$(76.9)

(in millions) (a)	Actuarial Losses (c)	Foreign Currency Translation (d)	Unrealized Gain on Derivatives	Total
Balance at January 1, 2016	$(75.6)	$(13.3)	$0.1	$(88.8)
Other comprehensive loss before reclassifications	(7.8)	(7.1)	—	(14.9)
Amounts reclassified from accumulated other comprehensive loss	4.4	7.4	(0.1)	11.7
Net current-period other comprehensive (loss) income	(3.4)	0.3	(0.1)	(3.2)
Balance at December 31, 2016	$(79.0)	$(13.0)	$—	$(92.0)

(a)	Amounts in parenthesis indicate losses.

(b)
During the year ended December 31, 2017, the Company reclassified $6.1 million of actuarial losses from Accumulated other comprehensive loss to Pension settlement charges on the Consolidated Statements of Operations.

(c)
In connection with the sale of Bronto, the Company recognized an actuarial loss of $0.4 million attributable to Bronto’s defined benefit plan. The loss was included in Gain (loss) from discontinued operations and disposal for the year ended December 31, 2016.

(d)
The Company recognized a foreign currency translation loss of $7.4 million in the year ended December 31, 2016, in connection with the sale of Bronto. The recognition of the translation loss, which represented the cumulative translation effects attributable to the Fire Rescue Group, was included in Gain (loss) from discontinued operations and disposal for the year ended December 31, 2016.

The following table summarizes the amounts reclassified from Accumulated other comprehensive loss, net of tax, and the affected line item in the Consolidated Statements of Operations:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in Consolidated Statements of Operations (a)
	2017	2016
	(in millions) (b)
Amortization of actuarial losses of defined benefit pension plans	$(3.1)	$(6.2)	(c)
Recognition of actuarial losses associated with pension settlement	(6.1)	—	Pension settlement charges
Interest expense on interest rate swap	(0.3)	—	Interest expense
Total before tax	(9.5)	(6.2)
Income tax benefit	3.5	2.2	Income tax expense
Total reclassifications for the period, net of tax	$(6.0)	$(4.0)

(a)	Continuing operations only.

(b)	Amount in parenthesis indicate debits to profit/loss.

(c)	The actuarial loss components of Accumulated other comprehensive loss are included in the computation of net periodic pension cost for the period, as disclosed in Note 9 – Pensions.

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
Environmental Solutions — Our Environmental Solutions Group is a leading manufacturer and supplier of a full range of street sweeper vehicles, sewer cleaner and vacuum loader trucks, hydro-excavation trucks and high-performance waterblasting equipment. The Group manufactures vehicles and equipment in the U.S. and Canada that are sold under the Elgin®, Vactor®, Guzzler®, WestechTM and Jetstream® brand names. Products are sold to both municipal and industrial customers either through a dealer network or direct sales to service customers generally depending on the type and geographic location of the customer. The acquisition of JJE extends the Environmental Solutions Group’s existing sales channel and increases the number of service centers through which its parts, service and rental offerings can be provided to current and potential customers. The acquisition also broadens the Environmental Solutions Group’s product offerings to include other products, such as refuse and recycling collection vehicles, camera systems, ice resurfacing equipment and snow-removal equipment.
In addition, as discussed in Note 2 – Acquisitions, on June 2, 2017, the Company completed the acquisition of TBEI. TBEI is a leading U.S. manufacturer of dump truck bodies and trailers serving maintenance and infrastructure end-markets. Products are sold to both municipal and industrial customers under the Ox Bodies®, Crysteel®, J-Craft®, Duraclass®, Rugby® and Travis® brand names, either through a dealer network or direct sales to service customers generally depending on the type and geographic location of the customer. The Company expects that the acquisition will enable it to strengthen the Environmental Solutions Group’s market position as a specialty vehicle manufacturer in maintenance and infrastructure end-markets, leveraging its expertise in building chassis-based vehicles.
As discussed in Note 2 – Acquisitions, the assets and liabilities of TBEI have been consolidated into the Consolidated Balance Sheet as of December 31, 2017, while the post-acquisition results of operations have been included in the Consolidated Statements of Operations, within the Environmental Solutions Group, subsequent to the June 2, 2017 closing date. We are in the process of determining the impact, if any, that the TBEI acquisition may have on our reportable segments.
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
Net sales by operating segment reflect sales of products and services to external customers, as reported in the Company’s Consolidated Statements of Operations. Intersegment sales are insignificant. The Company evaluates performance based on operating income of the respective segment. Operating income includes all revenues, costs and expenses directly related to the segment involved. In determining operating segment income, neither corporate nor interest expenses are included. Operating segment depreciation and amortization expense, identifiable assets and capital expenditures relate to those assets that are utilized by the respective operating segment. Corporate assets consist principally of cash and cash equivalents, deferred tax assets and fixed assets. The accounting policies of each operating segment are the same as those described in Note 1 – Summary of Significant Accounting Policies.
Revenues attributed to customers located outside of the U.S. aggregated $224.4 million in 2017, $197.7 million in 2016 and $191.2 million in 2015, of which sales exported from the U.S. aggregated $58.0 million, $88.0 million and $146.2 million, respectively.
The following tables summarize the Company’s continuing operations by segment, including net sales, operating income, depreciation and amortization, total assets and capital expenditures:

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

(in millions)	2017	2016	2015
Net sales:
Environmental Solutions	$692.6	$490.7	$534.1
Safety and Security Systems	205.9	217.2	233.9
Total net sales	$898.5	$707.9	$768.0
Operating income:
Environmental Solutions	$72.4	$54.1	$96.9
Safety and Security Systems	27.0	27.0	32.3
Corporate and eliminations (a)	(32.3)	(23.4)	(26.0)
Total operating income	67.1	57.7	103.2
Interest expense	7.3	1.9	2.3
Debt settlement charges	—	0.3	—
Other (income) expense, net	(1.2)	(1.3)	1.0
Income before income taxes	$61.0	$56.8	$99.9

(a)	Corporate operating expenses in the year ended December 31, 2017 include pension settlement charges of $6.1 million, as disclosed in Note 9 – Pensions.

(in millions)	2017	2016	2015
Depreciation and amortization:
Environmental Solutions	$25.7	$14.5	$7.3
Safety and Security Systems	4.1	4.4	4.8
Corporate	0.2	0.2	0.2
Total depreciation and amortization	$30.0	$19.1	$12.3

(in millions)	2017	2016	2015
Total assets:
Environmental Solutions	$746.4	$393.3	$250.6
Safety and Security Systems	211.8	200.1	209.6
Corporate and eliminations	33.6	48.7	99.2
Total assets of continuing operations	991.8	642.1	559.4
Total assets of discontinued operations	0.5	1.1	107.1
Total assets	$992.3	$643.2	$666.5

(in millions)	2017	2016	2015
Capital expenditures:
Environmental Solutions	$5.2	$3.7	$4.5
Safety and Security Systems	2.2	1.8	3.9
Corporate	0.6	0.6	1.2
Total capital expenditures	$8.0	$6.1	$9.6
The following table summarizes net sales by geographic region based on the location of the end customer:

(in millions)	2017	2016	2015
Net sales:
U.S.	$674.1	$510.2	$576.8
Canada	142.6	111.5	75.9
Europe/Other	81.8	86.2	115.3
Total net sales	$898.5	$707.9	$768.0

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

The following table summarizes long-lived assets (excluding deferred tax and intangible assets) by geographic region based on the location of the Company’s subsidiaries:

(in millions)	2017	2016	2015
Long-lived assets (excluding deferred tax and intangible assets):
U.S.	$97.0	$78.7	$53.3
Canada	52.3	46.1	—
Europe	3.1	2.5	2.6
Other	0.3	0.3	0.3
Total long-lived assets	$152.7	$127.6	$56.2
NOTE 16 – RESTRUCTURING
The Company continues to review its businesses for opportunities to reduce operating expenses and focus on executing its strategy based on core competencies and cost efficiencies.
During the year ended December 31, 2017, the Company recorded expenses of $0.6 million, primarily related to the closure of a manufacturing facility which was completed during the year within the Safety and Security Systems Group.
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
The following tables summarize the changes in the Company’s restructuring reserves, which are included within Other current liabilities on the Company’s Consolidated Balance Sheets:

	2017	2016
Balance at January 1	$0.4	$—
Charge to expense	0.6	1.7
Cash payments	(0.7)	(1.3)
Balance at December 31	$0.3	$0.4
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

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

Interest Rate Swap
As described in Note 7 – Debt, the Company entered into an interest rate swap as a means of fixing the floating interest rate component on a portion of its floating-rate debt. The Company classified the interest rate swap as Level 2 due to the use of a discounted cash flow model based on the terms of the contract and the interest rate curve (Level 2 inputs) to calculate the fair value of the swap.
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
The following tables summarize the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2017 and 2016:

	Fair Value Measurement at December 31, 2017 Using
(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$14.4	$—	$—	$14.4
Interest rate swap	—	1.6	—	1.6
Liabilities:
Contingent consideration	—	—	6.3	6.3

	Fair Value Measurement at December 31, 2016 Using
(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$30.6	$—	$—	$30.6
Liabilities:
Contingent consideration	—	—	5.1	5.1
The following table provides a roll-forward of the fair value of recurring Level 3 fair value measurements for the years ended December 31, 2017 and 2016:

(in millions)	Year Ended December 31, 2017	Year Ended December 31, 2016
Contingent consideration liability, at beginning of period	$5.1	$—
Issuance of contingent consideration in connection with acquisitions	—	4.9
Foreign currency translation	0.4	(0.2)
Total losses included in earnings (a)	0.8	0.4
Contingent consideration liability, at end of period	$6.3	$5.1

(a)	Changes in the fair value of contingent consideration liabilities are included as a component of Acquisition and integration-related expenses within the Consolidated Statements of Operations.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

NOTE 18 — DISCONTINUED OPERATIONS
In the year ended December 31, 2017, the Company recorded a net gain from discontinued operations and disposal of $1.1 million, primarily due to an adjustment of foreign tax credits associated with the sale of the Fire Rescue Group and adjustments of estimated product liability obligations of previously discontinued businesses, resulting from updated actuarial valuations.
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
In the year ended December 31, 2015, the Company recorded a net loss from discontinued operations and disposal of $2.3 million. The net loss was primarily driven by tax expense associated with recording a net deferred tax liability of $6.3 million, partially offset by net income generated by the Fire Rescue Group, and the receipt of $4.0 million from the escrow associated with the 2012 sale of FSTech.
The activity of the Company’s discontinued operations in each of the years ended December 31, 2017, 2016 and 2015 is described further below:
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
In 2014, the Company received $7.4 million from the escrow identified for general indemnification obligations. In 2015, the Company received the remaining general escrow funds of $4.0 million and recorded this income as a component of Gain (loss) from discontinued operations and disposal, net of tax expense of $1.5 million, within its Consolidated Statement of Operations for the year ended December 31, 2015. There are no amounts remaining in escrow as of December 31, 2017.
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
Under the terms of the sale, the Company and Morita agreed that the Company will remain in control of negotiations and proceedings relating to the appeal of the ruling issued in the Latvian commercial dispute, discussed further in Note 11 – Legal Proceedings, and also fund the legal costs associated therewith. The Company also agreed to compensate Morita for 50% of any liability resulting from a final and non-appealable decision of a court of competent jurisdiction, net of any actual income tax benefit to Bronto as a result of the judgment, and less 50% of legal fees incurred by the Company between the January 29, 2016 date of sale and the date of receiving such non-appealable decision. The Company’s appeal of the initial judgment, heard in April 2016, was unsuccessful, and a charge of $1.3 million was recorded as a component of Gain (loss) from discontinued operations and disposal, net of tax in the year ended December 31, 2016 to reflect the Company’s share of the liability. The Company decided not to further appeal the Supreme Court’s ruling and, during the the year ended December 31, 2017, settled the liability due to Morita.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

net gain of $4.2 million on disposal of the Fire Rescue Group upon completion of the sale in the year ended December 31, 2016.
The following table presents the operating results of the Company’s discontinued Fire Rescue Group for each of the three years in the period ended December 31, 2017:

(in millions)	2016 (a)	2015
Net sales	$4.2	$100.0
Cost of sales	3.9	80.8
Gross profit	0.3	19.2
Selling, engineering, general and administrative expenses	1.1	17.1
Restructuring	—	0.8
Operating (loss) income	(0.8)	1.3
Other income, net	—	(0.2)
(Loss) income before income taxes	(0.8)	1.5
Income tax (benefit) expense	(0.2)	0.3
Net (loss) income from operations	$(0.6)	$1.2

(a)	Only includes activity in the period up to the completion of the sale on January 29, 2016.
Assets and liabilities of discontinued operations
The following table presents the assets and liabilities of the Company’s discontinued operations, which include the Fire Rescue Group, as well as other operations discontinued in prior periods, as of December 31, 2017 and 2016:

	2017			2016
(in millions)	Fire Rescue	Other	Total	Fire Rescue	Other	Total
Deferred tax assets	$—	$0.5	$0.5	$—	$1.1	$1.1
Long-term assets of discontinued operations	$—	$0.5	$0.5	$—	$1.1	$1.1

Accrued liabilities:
Other current liabilities	$—	$0.5	$0.5	$1.3	$0.8	$2.1
Current liabilities of discontinued operations	$—	$0.5	$0.5	$1.3	$0.8	$2.1

Other long-term liabilities	$—	$1.5	$1.5	$—	$2.0	$2.0
Long-term liabilities of discontinued operations	$—	$1.5	$1.5	$—	$2.0	$2.0
The Company retains certain liabilities for other operations discontinued in prior periods, primarily for environmental remediation and product liability. Included in liabilities of discontinued operations at December 31, 2017 and 2016 is $0.5 million and $0.6 million, respectively, related to environmental remediation at the Pearland, Texas facility, and $1.4 million and $1.8 million, respectively, relating to estimated product liability obligations of the discontinued North American refuse truck body business.
NOTE 19 — NEW ACCOUNTING PRONOUNCEMENTS (ISSUED BUT NOT YET ADOPTED)
In May 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. The ASU allows either a “full retrospective” adoption, in which the standard is applied to all periods presented in the financial statements, or a “modified retrospective” adoption, in which the guidance is applied retrospectively only to the most current period presented in the financial statements, with the cumulative effect of initially applying the new standard being recognized as an adjustment to the opening balance of retained earnings at the date of initial application. As originally

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

proposed, this guidance was effective for annual reporting periods beginning on or after December 15, 2016, including interim periods within that reporting period, and early adoption was not permitted. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of the new revenue recognition requirements to annual reporting periods beginning on or after December 15, 2017, including interim periods within that reporting period. Under ASU 2015-14, companies are permitted to adopt the guidance early, but no earlier than the original effective date outlined in ASU 2014-09. The FASB has issued a number of amendments to ASU 2014-09 that are intended to address implementation issues that were raised by stakeholders and provide additional practical expedients to reduce the cost and complexity of applying the new revenue standard. These amendments have the same effective date as ASU 2014-09.
The Company adopted the new revenue standard effective January 1, 2018, following the “modified retrospective” method of adoption. In preparation for the adoption of the new standard, the Company established a project management team that was responsible for analyzing the impact of ASU 2014-09, and the related amendments, across all revenue streams. The project management team reviewed current accounting policies and practices, including a representative sample of contracts with customers, to identify potential differences that would result from applying the requirements under the new standard. The Company’s revenue is primarily generated from the sale of finished products to customers. Those sales predominantly contain a single delivery element and revenue is recognized at a single point in time when ownership, risks and benefits transfer. The timing of revenue recognition for these transactions was not significantly impacted by the new standard. Based on the implementation analysis performed, the Company has concluded that the adoption of the revised guidance will not have a material impact on its financial position, results of operations, or cash flows. While the impact of adoption will not be material, the Company expects to disclose the following adoption impacts in its Form 10-Q for the first quarter of 2018: (i) a reduction in net sales of less than 1% within the Environmental Solutions Group segment based on a revised “Principal vs. Agent” analysis resulting in a change from gross to net presentation, with a corresponding reduction in cost of sales, and (ii) presentation of a right of return asset and a refund liability on the Consolidated Balance Sheet, primarily related to parts and safety product sales for which a right of return exists, which is expected to increase current assets and current liabilities by less than 1%. The Company has also designed, and is in the process of implementing, the appropriate controls over gathering the information required to support the expanded disclosure requirements. The Company will provide these expanded revenue recognition disclosures based on the new qualitative and quantitative disclosure requirements of the standard in its Form 10-Q for the first quarter of 2018.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires organizations that are lessees in operating leases to recognize right-of-use assets and lease liabilities on the balance sheet and requires disclosure of key qualitative and quantitative information about leasing agreements by both lessors and lessees. For a lease to meet the requirements for accounting under a sale-leaseback transaction, it must meet the criteria for a sale in ASC 606, Revenue from Contracts with Customers. Entities are required to recognize and measure operating leases at the beginning of the earliest period presented using a modified retrospective approach. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company currently expects to adopt this guidance effective January 1, 2019. In preparation for the adoption of the new standard, the Company has established a project management team responsible for analyzing the impact of ASU 2016-02. The project management team is currently evaluating the impact that the adoption of this guidance will have on the Company’s consolidated financial statements.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Payments, which provides additional guidance on the financial statement presentation of certain activities in the statement of cash flows. The activities addressed by this guidance that may be relevant to the Company include cash payments for debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims and proceeds from the settlement of corporate-owned life insurance policies, and the application of the predominance principle. The amendments in this ASU are effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The amendments in this ASU should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. The Company adopted this guidance effective January 1, 2018 and concluded that it did not have a material impact on its historical cash flow presentation.
In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740), Intra-Entity Transfers of Assets Other Than Inventory. This guidance requires the income tax consequences of an intra-entity transfer of an asset other than inventory to be recognized when the transfer occurs, instead of when the asset is sold to an outside party. The pronouncement is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

periods, with early adoption permitted. The amendments in this ASU should be applied on a modified retrospective basis, with an adjustment reflecting the cumulative effect of adoption being recorded directly to retained earnings as of the beginning of the period of adoption. The Company adopted this guidance effective January 1, 2018 and concluded that it did not have a material impact on its consolidated financial statements.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment, which eliminates the second step of the two-step quantitative approach for testing goodwill for potential impairment. An entity will therefore perform the goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, and recognize an impairment charge for the amount by which the carrying amount exceeds the fair value, not to exceed the total amount of goodwill allocated to the reporting unit. An entity still has the option to perform a qualitative assessment to determine if the quantitative impairment test is necessary. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019 on a prospective basis, with early adoption permitted. The Company adopted this guidance effective January 1, 2018, and will apply the revised guidance prospectively to its future goodwill impairment tests.
In March 2017, the FASB issued ASU No. 2017-07, Compensation – Retirement Benefits (Topic 715), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This guidance requires that only the service cost component be included on the same line as other compensation costs on the statements of operations. All other components of net periodic pension cost should be reported separately from the service cost component and outside a subtotal of operating income. The guidance also specifies that only the service cost component of net periodic pension cost is eligible for capitalization. The amendments in this ASU are effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The amendments related to the presentation of the service cost and other components of net periodic pension cost included in this ASU should be applied retrospectively, whereas the amendments relating to the capitalization of the service cost component of net periodic pension cost should be applied prospectively. The Company adopted this guidance effective January 1, 2018. Although the retroactive application of requirements relating to the presentation of the service cost and other components of net periodic pension cost will have no overall impact on the Company’s Income before income taxes or Income from continuing operations in either of the years ended December 31, 2017 or 2016, Operating income for the years ended December 31, 2017 and 2016 is expected to increase by $6.5 million and $3.1 million, respectively, with Other (income) expense, net for the respective periods expected to decrease by the same amount.
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities, which intends to better align risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and presentation of hedge results. The amendments also make certain targeted improvements to simplify the application of the hedge accounting guidance by easing certain documentation and assessment requirements. ASU 2017-12 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The amendments in this ASU should be applied on a modified retrospective or prospective basis, depending on the area covered by the update. The Company adopted this guidance effective January 1, 2018 and concluded that it did not have a material impact on its consolidated financial statements.
In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, that permits entities to reclassify tax effects stranded in accumulated other comprehensive income as a result of the 2017 Tax Act to retained earnings. ASU 2018-12 is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The amendments in this ASU may be applied retrospectively or in the period of adoption. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements.
No other new accounting pronouncements issued, but not yet adopted, are expected to have a material impact on the Company’s results of operations, financial position or cash flow.
NOTE 20 — SELECTED QUARTERLY DATA (UNAUDITED)
The Company reports its interim quarterly periods on a 13-week basis ending on a Saturday with the fiscal year ending on December 31. The effects of this practice exist only within a reporting year. For ease of presentation, the Company uses “March 31,” “June 30,” “September 30” and “December 31” to refer to its results of operations for the quarterly periods then ended. In 2017, the Company’s interim quarterly periods ended April 1, July 1, September 30 and December 31. In 2016, the Company’s interim quarterly periods ended April 2, July 2, October 1 and December 31.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

The following table summarizes the quarterly results of operations, including earnings per share:

	2017
(in millions, except per share data)	March 31(a)	June 30(b)	September 30(c)	December 31(d)
Net sales	$177.8	$224.4	$248.7	$247.6
Gross profit	43.6	54.7	61.3	61.6

Income from continuing operations	7.2	11.5	12.5	29.3
Gain (loss) from discontinued operations and disposal, net	0.1	(0.1)	—	1.1
Net income	$7.3	$11.4	$12.5	$30.4
Diluted earnings per share:
Earnings from continuing operations	$0.12	$0.19	$0.21	$0.48
Earnings (loss) from discontinued operations	0.00	0.00	—	0.02
Net earnings per share	$0.12	$0.19	$0.21	$0.50

(a)
Income from continuing operations includes purchase accounting expenses, acquisition and integration-related expenses, restructuring charges and executive severance costs of $0.5 million, $0.5 million, $0.3 million and $0.7 million, respectively.

(b)
Income from continuing operations includes purchase accounting expenses, acquisition and integration-related expenses, and restructuring charges of $2.5 million, $1.0 million and $0.1 million, respectively.

(c)
Income from continuing operations includes purchase accounting expenses, acquisition and integration-related expenses, and restructuring charges of $1.3 million, $0.7 million and $0.1 million, respectively, as well as $0.6 million of tax expense associated with a change in the enacted state tax rate in Illinois.

(d)
Income from continuing operations includes purchase accounting expenses, acquisition and integration-related expenses, restructuring charges, pension settlement charges and hearing loss settlement charges of $0.5 million, $0.5 million, $0.1 million, $6.1 million and $1.5 million, respectively, as well as a $20.8 million net benefit from special tax items, primarily represented by the Company’s preliminary estimate of the impact of the 2017 Tax Act, including the effect of the reduction in the corporate tax rate in the U.S.

	2016(a)
(in millions, except per share data)	March 31(b)	June 30(c)	September 30(d)	December 31(e)
Net sales	$172.8	$172.3	$186.7	$176.1
Gross profit	47.4	45.0	45.3	45.4

Income from continuing operations	10.4	9.4	7.5	12.1
Gain (loss) from discontinued operations and disposal, net	3.2	(0.3)	1.0	0.5
Net income	$13.6	$9.1	$8.5	$12.6
Diluted earnings per share:
Earnings from continuing operations	$0.17	$0.15	$0.12	$0.20
Earnings (loss) from discontinued operations	0.05	0.00	0.02	0.01
Net earnings per share	$0.22	$0.15	$0.14	$0.21

(a)	The adoption of ASU 2016-09 in the fourth quarter of 2016 did not impact the previously-reported quarterly results for 2016.

(b)	Income from continuing operations includes acquisition and integration-related expenses, restructuring charges and debt settlement charges of $0.5 million, $1.2 million and $0.3 million, respectively.

(c)	Income from continuing operations includes purchase accounting expenses and acquisition and integration-related expenses of $0.5 million and $0.4 million, respectively.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act Rule 13a-15(e)) as of December 31, 2017.
Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2017.

(b)	Management’s Annual Report on Internal Control over Financial Reporting and Attestation Report of the Registered Public Accounting Firm
The Company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on the assessment, management concluded that, as of December 31, 2017, the Company’s internal control over financial reporting is effective.
During 2017, the Company completed the acquisition of TBEI, as discussed in Note 2 – Acquisitions. Management has excluded TBEI’s internal controls over financial reporting from its assessment of the effectiveness of internal controls over financial reporting as of December 31, 2017. TBEI’s net sales and total assets (excluding TBEI goodwill and intangible assets which were integrated into the Company’s control environment) each represent approximately 12% of the consolidated financial statement amounts as of, and for the year ended, December 31, 2017.
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
Item 9B.  Other Information.
On February 28, 2018, the Company issued a press release announcing its financial results for the three months and year ended December 31, 2017. The presentation slides for the 2017 fourth quarter earnings call were also posted on the Company’s website at that time. The full text of the press release and earnings presentation is included as Exhibits 99.1 and 99.2, respectively, to this Form 10-K.

PART III
Item 10.  Directors, Executive Officers and Corporate Governance.
A list of our executive officers and biographical information appears in Item 1 of Part I of this Form 10-K. Information regarding directors and nominees for directors is set forth in the Company’s definitive proxy statement for its 2018 Annual Meeting of Stockholders and is incorporated herein by reference.
Information regarding Compliance with Section 16(a) of the Exchange Act is set forth in the Company’s 2018 definitive proxy statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference. Information regarding the (i) Audit Committee, (ii) Nominating and Governance Committee and (iii) Compensation and Benefits Committee of the Company’s Board of Directors is set forth in the Company’s 2018 definitive proxy statement under the caption “Information Concerning the Board” and is incorporated herein by reference.
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
Item 11.  Executive Compensation.
The information contained under the captions “Information Concerning the Board”, “Compensation Committee Interlocks and Insider Participation”, “Compensation Discussion and Analysis”, “Compensation and Benefits Committee Report” and “Executive Compensation” of the Company’s 2018 definitive proxy statement is incorporated herein by reference.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information regarding security ownership of (i) certain beneficial owners, (ii) all directors and nominees, (iii) named executive officers and (iv) directors and executive officers as a group is set forth in the Company’s 2018 definitive proxy statement under the caption “Ownership of Our Common Stock” and is incorporated herein by reference. Information regarding our equity compensation plans is set forth in the Company’s 2018 definitive proxy statement under the caption “Equity Compensation Plan Information” and is incorporated herein by reference.
Item 13.  Certain Relationships and Related Transactions, and Director Independence.
Information regarding certain relationships is hereby incorporated by reference from the Company’s 2018 definitive proxy statement under the headings “Information Concerning the Board” and “Certain Relationships and Related Party Transactions.”
Item 14.  Principal Accountant Fees and Services.
Information regarding principal accountant fees and services is incorporated by reference from the Company’s 2018 definitive proxy statement under the heading “Independent Registered Public Accounting Firm Fees and Services.”

PART IV
Item 15.  Exhibits, Financial Statement Schedules.

1.	Financial Statements
The following consolidated financial statements of the Company and the “Report of the Independent Registered Public Accounting Firm” contained under Item 8 of Part II this Form 10-K are incorporated herein by reference:

(a)	Consolidated Statements of Operations for the Years Ended December 31, 2017, 2016 and 2015;

(b)	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2017, 2016 and 2015;

(c)	Consolidated Balance Sheets as of December 31, 2017 and 2016;

(d)	Consolidated Statements of Cash Flows for the Years Ended December 31, 2017, 2016 and 2015;

(e)	Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2017, 2016 and 2015; and

(f)	Notes to Consolidated Financial Statements.

2.	Financial Statement Schedules
Schedule II — Valuation and Qualifying Accounts of the Company for the three years ended December 31, 2017 is filed as a part of this Annual Report in response to Item 15(a)(2):
All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore, have been omitted.

3.	Exhibits
See Exhibit Index.
Item 16.    Form 10-K Summary.
None.

SCHEDULE II
FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
Valuation and Qualifying Accounts (a)
For the years ended December 31, 2017, 2016 and 2015

		Additions
(in millions)	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts (b) (c)	Deductions(d)	Balance at End of Year
Allowance for doubtful accounts:
Year Ended December 31, 2017	$0.8	$0.6	$—	$(0.3)	$1.1
Year Ended December 31, 2016	0.8	0.4	—	(0.4)	0.8
Year Ended December 31, 2015	0.7	0.6	—	(0.5)	0.8
Income tax valuation allowances:
Year Ended December 31, 2017	$7.7	$2.2	$1.2	$(0.5)	$10.6
Year Ended December 31, 2016	5.9	1.4	0.5	(0.1)	7.7
Year Ended December 31, 2015	3.8	2.1	—	—	5.9

(a)	Relates to continuing operations only.

(b)
The $1.2 million reflected in the year ended December 31, 2017 represents amounts recognized in Accumulated other comprehensive loss and other adjustments, such as the recognition of additional valuation allowance associated with the revaluation of state deferred tax assets as a result of the 2017 Tax Act, that had no net impact on Income tax expense during the year.

(c)	The $0.5 million reflected in the year ended December 31, 2016 represents amounts reclassified from discontinued operations during the year.

(d)	Represents amounts written off, net of related recoveries.

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

	m. *	Form of Nonqualified Stock Option Award Agreement. Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2014.
	n. *	Form of Performance Based Restricted Stock Unit Award Agreement - U.S. Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2014.
	o. *	Form of Performance Based Restricted Stock Unit Award Agreement- Non-U.S. Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended June 30, 2014.
	p. *	Form of Restricted Stock Award Agreement. Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended June 30, 2014.
	q. *	Form of Restricted Stock Unit Agreement. Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended June 30, 2014.
	r. *	Form of Nonqualified Stock Option Award Agreement - U.S. Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2015.
	s. *	Form of Nonqualified Stock Option Award Agreement - Non-U.S. Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended March 31, 2015.
	t. *	Form of Performance Share Unit Award Agreement - U.S. Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended March 31, 2015.
	u. *	Form of Performance Share Unit Award Agreement - Non-U.S. Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended March 31, 2015.
	v. *	Form of Nonqualified Stock Option Award Agreement - U.S. Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2015.
	w. *	Form of Restricted Stock Award Agreement - U.S. Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2015.

x. *	Form of Nonqualified Stock Option Award Agreement. Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2016.
y. *	Form of Performance Share Unit Award Agreement - Non-U.S. Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2016.
z. *	Form of Performance Share Unit Award Agreement - U.S. Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended June 30, 2016.
aa. *	Form of Restricted Stock Award Agreement - U.S. Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended June 30, 2016.
bb. *	Form of Restricted Stock Unit Award Agreement - Non-U.S. Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended June 30, 2016.
cc. *	Form of Nonqualified Stock Option Award Agreement. Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended June 30, 2017.
dd. *	Form of Performance Share Unit Award Agreement - Non-U.S. Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended June 30, 2017.
ee. *	Form of Performance Share Unit Award Agreement - U.S. Incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q for the quarter ended June 30, 2017.
ff. *	Form of Restricted Stock Award Agreement - U.S. Incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q for the quarter ended June 30, 2017.
gg. *	Form of Restricted Stock Unit Award Agreement - Non-U.S. Incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q for the quarter ended June 30, 2017.
hh. *	Federal Signal Corporation 2015 Executive Incentive Compensation Plan. Incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement filed on Schedule 14A filed March 18, 2015.
ii.
Share Sale and Purchase Agreement dated as of December 11, 2015, by and among Morita Holdings Corporation, the Company and certain of its subsidiaries identified on the signature pages thereto. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 11, 2015.

jj. *
Federal Signal Corporation Retirement Savings Plan, as amended and restated effective as of January 1, 2015. Incorporated by reference to Exhibit 10.r to the Company’s Form 10-K for the year ended December 31, 2015.

kk. *	Form of Director Distribution Election. Incorporated by reference to Exhibit 10.s to the Company’s Form 10-K for the year ended December 31, 2015.
ll. *
Separation Agreement and General Release, effective January 7, 2016, by and between Bryan L. Boettger and the Company. Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated January 11, 2016.

mm.
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

nn.
Asset and Share Purchase Agreement, dated as of February 29, 2016, by and among FST Canada Inc., the Company, Joe Johnson Equipment Inc. and the Shareholders of Seller named therein. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed March 3, 2016.

oo.
Asset Purchase Agreement, dated as of February 29, 2016, by and among Vactor Manufacturing Inc., the Company, Joe Johnson Equipment (USA) Inc. and the Shareholders of Seller named therein. Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed March 3, 2016.

pp. *	Short Term Incentive Bonus Plan. Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended March 31, 2016.
qq. *	Form of Restricted Stock Unit and Dividend Equivalent – Award Agreement (Directors). Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended March 31, 2016.
rr.
Joint Issues and Reverse Earn Out Payment Agreement, dated as of June 3, 2016, by and among the Company, FST Canada Inc., Joe Johnson Equipment LLC, Vactor Manufacturing Inc., Joe Johnson Equipment Inc., JJE Limited Partnership, Joe Johnson Equipment (USA) Inc., and the Shareholders of Seller named therein. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed June 3, 2016.

ss. *
Separation Agreement and General Release, effective January 8, 2017, by and among Dennis J. Martin and Federal Signal Corporation. Incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed January 11, 2017.

tt. *
Separation Agreement and General Release, effective April 3, 2017, by and between Brian S. Cooper and Federal Signal Corporation. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed April 6, 2017.

	uu. *	Employment Letter executed March 31, 2017 between Federal Signal Corporation and David G. Martin. Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed April 6, 2017.
vv.
Stock Purchase Agreement, dated as of May 8, 2017, by and between GenNx/TBEI Holdings, LLC and Federal Signal Corporation. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed May 8, 2017.

ww.
First Amendment to Amended and Restated Credit Agreement, dated as of June 2, 2017, by and among Federal Signal Corporation and certain of its foreign subsidiaries, Wells Fargo Bank, National Association, and the Lenders party thereto. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed June 2, 2017.

xx. *
Employment Letter dated as of May 5, 2017, by and between Federal Signal Corporation and Robert E. Fines. Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended June 30, 2017.

yy. *
Performance Share Unit Award Agreement dated as of July 25, 2017, by and between Federal Signal Corporation and Robert E. Fines. Incorporated by reference to Exhibit 10.9 to the Company’s Form 10-Q for the quarter ended June 30, 2017.

zz. *
First Amendment to the Federal Signal Corporation 2005 Executive Incentive Compensation Plan (2010 Restatement), dated as of March 26, 2015. Incorporated by reference to Exhibit 10.10 to the Company’s Form 10-Q for the quarter ended June 30, 2017.

aaa. *
Second Amendment to the Federal Signal Corporation 2005 Executive Incentive Compensation Plan (2010 Restatement), dated as of July 24, 2017. Incorporated by reference to Exhibit 10.11 to the Company’s Form 10-Q for the quarter ended June 30, 2017.

bbb. *
First Amendment to the Federal Signal Corporation Executive Incentive Performance Plan, as amended and restated, dated as of July 24, 2017. Incorporated by reference to Exhibit 10.12 to the Company’s Form 10-Q for the quarter ended June 30, 2017.

ccc. *
First Amendment to the Federal Signal Corporation 2015 Executive Incentive Compensation Plan dated as of July 24, 2017. Incorporated by reference to Exhibit 10.13 to the Company’s Form 10-Q for the quarter ended June 30, 2017.

ddd. *
Agreement and General Release, executed October 30, 2017, between Federal Signal Corporation and David G. Martin. Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2017.

	eee. *	Employment Letter executed December 15, 2017, between Federal Signal Corporation and Mark D. Weber. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed December 19, 2017.
	fff. *	Employment Letter executed December 18, 2017, between Federal Signal Corporation and Samuel E. Miceli. Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed December 19, 2017.
14.		Code of Ethics for Chief Executive Officer and Senior Financial Officers, as amended. Incorporated by reference to Exhibit 14 to the Company’s Form 10-K for the year ended December 31, 2003.
21.		Subsidiaries of the Registrant.
23.		Consent of Independent Registered Public Accounting Firm.
31.1		CEO Certification under Section 302 of the Sarbanes-Oxley Act.
31.2		CFO Certification under Section 302 of the Sarbanes-Oxley Act.
32.1		CEO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act.
32.2		CFO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act.
99.1		Fourth Quarter Financial Results Press Release dated February 28, 2018.
99.2		Fourth Quarter Earnings Call Presentation Slides.
101.INS		XBRL Instance Document.
101.SCH		XBRL Taxonomy Extension Schema Document.
101.CAL		XBRL Taxonomy Calculation Linkbase Document.
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB		XBRL Taxonomy Label Linkbase Document.
101.PRE		XBRL Taxonomy Presentation Linkbase Document.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(a)(3) of Form 10-K.

Signatures
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDERAL SIGNAL CORPORATION

By:	/s/ Jennifer L. Sherman
Jennifer L. Sherman
President and Chief Executive Officer (Principal Executive Officer)
Date: February 28, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated, as of February 28, 2018.

/s/ Jennifer L. Sherman	President, Chief Executive Officer and Director (Principal Executive Officer)
Jennifer L. Sherman

/s/ Ian A. Hudson	Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)
Ian A. Hudson

/s/ Dennis J. Martin	Chairman and Director
Dennis J. Martin

/s/ James E. Goodwin	Director
James E. Goodwin

/s/ Paul W. Jones	Director
Paul W. Jones

/s/ Bonnie C. Lind	Director
Bonnie C. Lind

/s/ Richard R. Mudge	Director
Richard R. Mudge

/s/ William F. Owens	Director
William F. Owens

/s/ Brenda L. Reichelderfer	Director
Brenda L. Reichelderfer

/s/ John L. Workman	Director
John L. Workman