Form 10-Q
period 2018-03-31
FEDERAL SIGNAL CORP /DE/
filed 2018-05-08
CIK 277509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of April 30, 2018, the number of shares outstanding of the registrant’s common stock was 60,003,701.

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
These risks and uncertainties, some of which are beyond the Company’s control, include the risk factors described under Part I, Item 1A, Risk Factors, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the SEC on February 28, 2018. These factors may not constitute all factors that could cause actual results to differ materially from those discussed in any forward-looking statement. The Company operates in a continually changing business environment and new factors emerge from time to time. The Company cannot predict such factors, nor can it assess the impact, if any, of such factors on its results of operations, financial condition or cash flow. Accordingly, forward-looking statements should not be relied upon as a predictor of actual results. The Company disclaims any responsibility to update any forward-looking statement provided in this Form 10-Q.
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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).
FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
(in millions, except per share data)	2018	2017
Net sales	$249.7	$177.8
Cost of sales	187.8	134.2
Gross profit	61.9	43.6
Selling, engineering, general and administrative expenses	41.8	31.4
Acquisition and integration-related expenses	0.5	0.5
Restructuring	—	0.3
Operating income	19.6	11.4
Interest expense	2.5	0.6
Other expense (income), net	0.1	(0.2)
Income before income taxes	17.0	11.0
Income tax expense	4.1	3.8
Income from continuing operations	12.9	7.2
Gain from discontinued operations and disposal, net of income tax expense of $0.0 and $0.1, respectively	—	0.1
Net income	$12.9	$7.3
Basic earnings per share:
Earnings from continuing operations	$0.22	$0.12
Earnings from discontinued operations and disposal, net of tax	—	—
Net earnings per share	$0.22	$0.12
Diluted earnings per share:
Earnings from continuing operations	$0.21	$0.12
Earnings from discontinued operations and disposal, net of tax	—	—
Net earnings per share	$0.21	$0.12
Weighted average common shares outstanding:
Basic	59.8	59.6
Diluted	60.8	60.3
Cash dividends declared per common share	$0.07	$0.07
See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31,
(in millions)	2018	2017
Net income	$12.9	$7.3
Other comprehensive income:
Change in foreign currency translation adjustment	2.0	1.2
Change in unrecognized net actuarial losses related to pension benefit plans, net of income tax expense of $0.2 and $0.2, respectively	0.1	0.2
Change in unrealized net gain on derivatives, net of income tax expense of $0.2 and $0.0, respectively	0.8	—
Total other comprehensive income	2.9	1.4
Comprehensive income	$15.8	$8.7
See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017
(in millions, except per share data)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$35.4	$37.5
Accounts receivable, net of allowances for doubtful accounts of $1.3 and $1.1, respectively	124.5	118.2
Inventories	152.9	137.2
Prepaid expenses and other current assets	8.4	10.9
Total current assets	321.2	303.8
Properties and equipment, net of accumulated depreciation of $112.0 and $108.9, respectively	60.2	60.1
Rental equipment, net of accumulated depreciation of $18.9 and $20.0, respectively	85.9	87.2
Goodwill	378.2	377.3
Intangible assets, net of accumulated amortization of $7.5 and $5.5, respectively	149.6	151.8
Deferred tax assets	5.7	6.2
Deferred charges and other assets	6.8	5.4
Long-term assets of discontinued operations	0.5	0.5
Total assets	$1,008.1	$992.3
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term borrowings and capital lease obligations	$0.3	$0.3
Accounts payable	64.0	51.5
Customer deposits	8.4	6.5
Accrued liabilities:
Compensation and withholding taxes	17.9	22.2
Other current liabilities	40.1	36.1
Current liabilities of discontinued operations	0.5	0.5
Total current liabilities	131.2	117.1
Long-term borrowings and capital lease obligations	267.0	277.4
Long-term pension and other postretirement benefit liabilities	55.5	56.6
Deferred gain	8.3	8.7
Deferred tax liabilities	46.1	45.4
Other long-term liabilities	28.6	28.2
Long-term liabilities of discontinued operations	1.5	1.5
Total liabilities	538.2	534.9
Stockholders’ equity:
Common stock, $1 par value per share, 90.0 shares authorized, 66.1 and 66.1 shares issued, respectively	66.1	66.1
Capital in excess of par value	208.8	207.7
Retained earnings	355.3	346.6
Treasury stock, at cost, 6.1 and 6.1 shares, respectively	(86.3)	(86.1)
Accumulated other comprehensive loss	(74.0)	(76.9)
Total stockholders’ equity	469.9	457.4
Total liabilities and stockholders’ equity	$1,008.1	$992.3
See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
(in millions)	2018	2017
Operating activities:
Net income	$12.9	$7.3
Adjustments to reconcile net income to net cash provided by operating activities:
Gain from discontinued operations and disposal	—	(0.1)
Depreciation and amortization	8.6	5.7
Deferred financing costs	0.1	0.1
Deferred gain	(0.4)	(0.5)
Stock-based compensation expense	0.8	0.4
Pension expense, net of funding	(1.1)	(1.0)
Changes in fair value of contingent consideration and deferred payment	0.3	0.2
Deferred income taxes	0.7	4.0
Changes in operating assets and liabilities	(11.6)	(2.4)
Net cash provided by continuing operating activities	10.3	13.7
Net cash provided by discontinued operating activities	—	—
Net cash provided by operating activities	10.3	13.7
Investing activities:
Purchases of properties and equipment	(3.0)	(1.1)
Proceeds from sales of properties and equipment	0.1	—
Proceeds from acquisition-related activity	3.0	—
Net cash provided by (used for) continuing investing activities	0.1	(1.1)
Net cash used for discontinued investing activities	—	(1.1)
Net cash provided by (used for) investing activities	0.1	(2.2)
Financing activities:
Decrease in revolving lines of credit, net	(8.6)	—
Redemptions of common stock to satisfy withholding taxes related to stock-based compensation	(0.1)	(1.9)
Cash dividends paid to stockholders	(4.2)	(4.2)
Proceeds from stock-based compensation activity	0.1	0.6
Other, net	0.1	(0.1)
Net cash used for continuing financing activities	(12.7)	(5.6)
Net cash used for discontinued financing activities	—	—
Net cash used for financing activities	(12.7)	(5.6)
Effects of foreign exchange rate changes on cash and cash equivalents	0.2	0.2
(Decrease) increase in cash and cash equivalents	(2.1)	6.1
Cash and cash equivalents at beginning of year	37.5	50.7
Cash and cash equivalents at end of period	$35.4	$56.8
See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(in millions)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2018	$66.1	$207.7	$346.6	$(86.1)	$(76.9)	$457.4
Net income			12.9			12.9
Total other comprehensive income					2.9	2.9
Cash dividends declared			(4.2)			(4.2)
Stock-based payments:
Stock-based compensation		0.9				0.9
Stock option exercises and other		0.2		(0.2)		—
Balance at March 31, 2018	$66.1	$208.8	$355.3	$(86.3)	$(74.0)	$469.9

(in millions)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2017	$65.4	$200.3	$301.8	$(81.4)	$(92.0)	$394.1
Net income			7.3			7.3
Total other comprehensive income					1.4	1.4
Cash dividends declared			(4.2)			(4.2)
Stock-based payments:
Stock-based compensation		0.4				0.4
Stock option exercises and other	0.1	0.5				0.6
Performance share unit transactions	0.2	(0.2)		(1.9)		(1.9)
Balance at March 31, 2017	$65.7	$201.0	$304.9	$(83.3)	$(90.6)	$397.7
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
Basis of Presentation and Consolidation
The accompanying unaudited condensed consolidated financial statements represent the consolidation of Federal Signal Corporation and its subsidiaries included herein and have been prepared by the Company pursuant to the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to ensure the information presented is not misleading. Except as otherwise noted, these condensed consolidated financial statements have been prepared in accordance with the Company’s accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, and should be read in conjunction with those consolidated financial statements and the notes thereto.
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
Recent Accounting Pronouncements and Accounting Changes
In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“Topic 606”), which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, Revenue Recognition. Topic 606 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Topic 606 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. The Company adopted this guidance effective January 1, 2018 using the modified retrospective transition method. See Note 2 – Revenue Recognition for further details.
In February 2016, the FASB issued ASU No. 2016-02, Leases (“Topic 842”), which supersedes the lease accounting requirements in ASC 840, Leases. Topic 842 requires organizations that are lessees in operating lease arrangements to recognize right-of-use assets and lease liabilities on the balance sheet and requires disclosure of key qualitative and quantitative information about leasing arrangements by both lessors and lessees. For a lease to meet the requirements for accounting under a sale-leaseback transaction, it must meet the criteria for a sale in Topic 606. Entities are required to recognize and measure operating leases at the beginning of the earliest period presented using a modified retrospective approach. Topic 842 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. In preparation for the adoption of the new standard, the Company has established a project management team

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

responsible for analyzing the impact of Topic 842. The project management team is currently evaluating the impact that the adoption of this guidance will have on the Company’s consolidated financial statements.
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
In March 2017, the FASB issued ASU No. 2017-07, Compensation – Retirement Benefits (Topic 715), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This guidance requires that entities present the service cost component of net periodic pension expense in the same income statement line items as other employee compensation costs. All other components of net periodic pension cost should be reported separately from the service cost component and outside a subtotal of operating income. The Company adopted this guidance effective January 1, 2018 following the retrospective method of adoption. The Condensed Consolidated Statements of Operations have been recast to present components of net periodic pension cost other than service cost within Other expense (income), net.
The following table summarizes the impact of ASU 2017-07 on the Company’s previously reported Condensed Consolidated Statements of Operations:

	Three Months Ended March 31, 2017
(in millions)	As Reported	Impact of Adoption	As Adjusted
Selling, engineering, general and administrative expenses	$31.5	$(0.1)	$31.4
Other expense (income), net	(0.3)	0.1	(0.2)
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
In February 2018, the FASB issued ASU No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, that permits entities to reclassify tax effects stranded in accumulated other comprehensive income as a result of the Tax Cuts and Jobs Act (the “2017 Tax Act”) to retained earnings. ASU 2018-12 is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The amendments in this ASU may be applied retrospectively or in the period of adoption. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements.
In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on the accounting for the tax impact of the 2017 Tax Act. Under SAB 118, a company that has not completed its accounting for the effects of the 2017 Tax Act by its financial reporting deadline may report provisional amounts based on reasonable estimates for items for which the accounting is incomplete. Those amounts will be subject to adjustment during a measurement period of up to one year. As discussed in Note 5 – Income Taxes, the condensed consolidated financial statements for the three months ended March 31, 2018 include the Company’s provisional estimates of the impact of the 2017 Tax Act, in accordance with SAB 118.
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
Significant Accounting Policies
As described in Note 2 – Revenue Recognition, the Company’s revenue recognition accounting policy has been updated to reflect the adoption of Topic 606 on January 1, 2018. There have been no other changes to the Company’s significant accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
NOTE 2 – REVENUE RECOGNITION
Impact of the Adoption of Topic 606
On January 1, 2018, the Company adopted Topic 606 following the modified retrospective method of adoption applied to those contracts which were not completed as of the date of adoption. In accordance with the Topic 606 transition guidance, the financial information in the comparative periods presented herein has not been restated and continues to be reported under the accounting standards in effect for those periods.
The adoption of Topic 606 did not have a material impact on the Company’s financial position, results of operations or cash flows. While the impact of adoption was not material, the Company’s Condensed Consolidated Statements of Operations for the three months ended March 31, 2018 include a reduction in Net sales of approximately 1% within the Environmental Solutions Group based on a revised “Principal vs. Agent” analysis resulting in a change from gross to net presentation, with a corresponding reduction in Cost of sales.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

The following table summarizes the impact of the adoption of Topic 606 on the Company’s Condensed Consolidated Statements of Operations for the three months ended March 31, 2018:

	Three Months Ended March 31, 2018
(in millions)	As Reported	Balances Without Adoption of Topic 606	Effect of Change
Net sales	$249.7	$252.9	$(3.2)
Cost of sales	187.8	191.0	(3.2)
Gross profit	$61.9	$61.9	$—
Revenue Recognition
Revenue is recognized when performance obligations under the terms of a contract with the customer are satisfied; generally this occurs at a point in time, with the transfer of control of the Company’s products or services to customers. For most of the Company’s product sales, these criteria are met at the time the product is shipped; however, occasionally control passes later or earlier than shipment due to customer contract or letter of credit terms. In circumstances where credit is extended, payment terms generally range from 30 to 120 days and customer deposits may be required.
Revenue is measured as the amount of consideration the Company expects to be entitled to in exchange for transferring products or providing services. Expected returns and allowances are estimated and recognized based primarily on an analysis of historical experience, with Net sales presented net of such returns and allowances.
The Company enters into sales arrangements that may provide for multiple performance obligations to a customer. These arrangements may include software and non-software components that function together to deliver the products’ essential functionality. The Company identifies all performance obligations that are to be delivered separately under the sales arrangement and allocates revenue to each performance obligation based on its relative standalone selling price. The Company uses an observable price to determine the standalone selling price or a cost plus margin approach when one is not available. In general, performance obligations include hardware, integration and installation services. The allocated revenue for each performance obligation is recognized as such performance obligations are satisfied.
Net sales include sales of products and billed freight related to product sales. Freight has not historically comprised a material component of Net sales. The Company has elected to account for such shipping and handling activities as a fulfillment cost and not as a separate performance obligation. Taxes collected from customers and remitted to governmental authorities are recorded on a net basis and are excluded from Net sales.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

The following table presents the Company’s Net sales disaggregated by geographic region, based on the location of the end customer, and by major product line:

Three Months Ended March 31,
(in millions)	2018
Geographic Region:
U.S.	$196.6
Canada	32.4
Europe/Other	20.7
Total net sales	$249.7

Major Product Line:
Environmental Solutions
Vehicles and equipment (a)	$155.6
Parts	29.8
Rental income (b)	7.8
Other (c)	3.4
Total	$196.6

Safety and Security Systems
Public safety and security equipment	$30.6
Industrial signaling equipment	13.2
Warning systems	9.3
Total	$53.1

Total net sales	$249.7
(a) Includes net sales from the sale of new and used vehicles and equipment, including sales of rental equipment.
(b) Represents income from vehicle and equipment lease arrangements with customers, recognized in accordance with Topic 840.
(c) Primarily includes revenues from services such as maintenance and repair work and the sale of extended warranty contracts.
Contract Balances
The Company recognizes contract liabilities when cash payments, such as customer deposits, are received in advance of the Company’s satisfaction of the related performance obligations. Contract liabilities are recognized as Net sales when the related performance obligations are satisfied, which generally occurs within three to six months of the cash receipt. Contract liability balances are not materially impacted by any other factors. The Company’s contract liabilities were $10.7 million and $8.9 million, as of March 31, 2018 and December 31, 2017, respectively. Contract assets, such as unbilled receivables, were not material as of any of the periods presented herein.
Practical Expedients
As the Company’s standard payment terms are less than a year, the Company has elected the practical expedient under ASC 606-10-32-18 to not assess whether a contract has a significant financing component.
The Company has also elected the practical expedient under ASC 340-40-25-4 and recognizes the incremental costs of obtaining a contract, such as sales commissions, as expense when incurred as the amortization period of the asset that otherwise would have been recognized is one year or less.
Further, as permitted by ASC 606-10-50-14, the Company does not disclose the value of its remaining performance obligations for contracts with an original expected duration of one year or less.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

NOTE 3 – INVENTORIES
The following table summarizes the components of Inventories:

(in millions)	March 31, 2018	December 31, 2017
Finished goods	$85.0	$74.3
Raw materials	55.4	52.6
Work in process	12.5	10.3
Total inventories	$152.9	$137.2
NOTE 4 – DEBT
The following table summarizes the components of Long-term borrowings and capital lease obligations:

(in millions)	March 31, 2018	December 31, 2017
Amended 2016 Credit Agreement (a)	$266.5	$277.0
Capital lease obligations	0.8	0.7
Total long-term borrowings and capital lease obligations, including current portion	267.3	277.7
Less: Current capital lease obligations	0.3	0.3
Total long-term borrowings and capital lease obligations	$267.0	$277.4

(a)	Defined as the Amended and Restated Credit Agreement, dated January 27, 2016, as amended on June 2, 2017.
As more fully described within Note 11 – Fair Value Measurements, the Company uses a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The fair value of long-term debt is based on interest rates that we believe are currently available to us for issuance of debt with similar terms and remaining maturities (Level 2 input).
The following table summarizes the carrying amounts and estimated fair values of the Company’s long-term borrowings:

	March 31, 2018		December 31, 2017
(in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value
Long-term borrowings (a)	$267.3	$267.3	$277.7	$277.7

(a)
Long-term borrowings includes current portions of long-term debt and current portions of capital lease obligations of $0.3 million and $0.3 million as of March 31, 2018 and December 31, 2017, respectively.

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
The Company is subject to certain leverage ratio and interest coverage ratio financial covenants under the Amended 2016 Credit Agreement that are to be measured at each fiscal quarter-end. The Company was in compliance with all such covenants as of March 31, 2018.
As of March 31, 2018, there was $266.5 million of cash drawn and $12.7 million of undrawn letters of credit under the Amended 2016 Credit Agreement, with $120.8 million of net availability for borrowings. As of December 31, 2017, there was $277.0 million cash drawn and $17.1 million of undrawn letters of credit under the Amended 2016 Credit Agreement, with $105.9 million of net availability for borrowings.
As of March 31, 2018 and December 31, 2017, there were no borrowings against the Company’s non-U.S. lines of credit which provide for borrowings of up to $0.2 million.
For the three months ended March 31, 2018, gross borrowings under the Amended 2016 Credit Agreement were $8.0 million, while there were $16.6 million of gross payments. For the three months ended March 31, 2017, there were no gross borrowings or gross payments under the 2016 Credit Agreement.

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
As more fully described within Note 11 – Fair Value Measurements, the Company uses a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The fair value of the Swap is derived from a discounted cash flow analysis based on the terms of the contract and the interest rate curve (Level 2 inputs) and measured on a recurring basis in our Consolidated Balance Sheet. At March 31, 2018, the fair value of the Swap, included in Deferred charges and other assets on the Condensed Consolidated Balance Sheets, was $2.6 million. During the three months ended March 31, 2018, an unrealized pre-tax gain of $1.0 million was recorded in Accumulated other comprehensive income.
NOTE 5 – INCOME TAXES
The Company recognized income tax expense of $4.1 million and $3.8 million for the three months ended March 31, 2018 and 2017, respectively. The increase in tax expense in the current-year quarter is largely due to higher pre-tax income levels, offset by the impact of the lower U.S. federal corporate tax rate following the enactment of the 2017 Tax Act. The effective tax rate for the three months ended March 31, 2018 was 24.1%, compared to 34.5% in the prior-year quarter, reflecting the lower U.S. federal corporate tax rate.
As discussed in Note 1 – Summary of Significant Accounting Policies, the condensed consolidated financial statements for the three months ended March 31, 2018 include the Company’s provisional estimates of the impact of the 2017 Tax Act, in accordance with SAB 118. The Company may adjust the provisional amounts throughout the measurement period as the Company’s calculations are refined and additional interpretive guidance becomes available. During the three months ended March 31, 2018, there have been no significant adjustments to the provisional amounts recorded at December 31, 2017.
Effective January 1, 2018, the 2017 Tax Act subjects a U.S. entity to tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. Given the complexity of the GILTI provisions, the Company is continuing to evaluate the effects of the GILTI provisions and has not yet determined its related accounting policy. As of March 31, 2018, the Company has included a provisional estimate of the GILTI related to current-year operations in its estimated annual effective tax rate.
The 2017 Tax Act also provides a one-time “transition tax” on untaxed post-1986 accumulated earnings and profits (“E&P”) of a company’s controlled foreign corporations (“CFC”) determined as of November 2, 2017 or December 31, 2017 (whichever date on which there is more deferred E&P). Cash and cash equivalents are taxed at an effective rate of 15.5% and earnings in excess of the cash position are taxed at an effective rate of 8%. The 2017 Tax Act permits the netting of positive earnings of one CFC against deficits of others. At both November 2, 2017 and December 31, 2017, the accumulated undistributed earnings of the Company’s foreign subsidiaries aggregated to an overall E&P deficit. Therefore, the Company estimates that no transition tax will be payable under the provisions of the 2017 Tax Act. As with other tax calculations surrounding the 2017 Tax Act, the Company’s estimate of its transition tax liability as of March 31, 2018 is provisional due to complexities inherent in the computations that it expects to be addressed in whole, or in part, by regulations issued during 2018.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

NOTE 6 – PENSIONS
The following table summarizes the components of net postretirement pension expense:

	U.S. Benefit Plan		Non-U.S. Benefit Plan
	Three Months Ended March 31,		Three Months Ended March 31,
(in millions)	2018	2017	2018	2017
Service cost	$—	$—	$0.1	$—
Interest cost	1.6	1.9	0.3	0.3
Amortization of actuarial loss	0.8	0.6	0.2	0.2
Expected return on plan assets	(2.2)	(2.4)	(0.6)	(0.5)
Net postretirement pension expense	$0.2	$0.1	$—	$—
NOTE 7 – COMMITMENTS AND CONTINGENCIES
Financial Commitments
The Company provides indemnifications and other guarantees in the ordinary course of business, the terms of which range in duration and often are not explicitly defined. Specifically, the Company is occasionally required to provide letters of credit and bid and performance bonds to various customers, principally to act as security for retention levels related to casualty insurance policies and to guarantee the performance of subsidiaries that engage in export and domestic transactions. At March 31, 2018, the Company had outstanding performance and financial standby letters of credit, as well as outstanding bid and performance bonds, aggregating to $16.7 million. If any such letters of credit or bonds are called, the Company would be obligated to reimburse the issuer of the letter of credit or bond. The Company believes the likelihood of any currently outstanding letter of credit or bond being called is remote.
The Company has transactions involving the sale of equipment to certain of its customers which include (i) guarantees to repurchase the equipment for a fixed price at a future date and (ii) guarantees to repurchase the equipment from the third-party lender in the event of default by the customer. As of March 31, 2018, the single year and maximum potential cash payments the Company could be required to make to repurchase equipment under these agreements were $4.8 million and $6.0 million, respectively. The Company’s risk under these repurchase arrangements would be partially mitigated by the value of the products repurchased as part of the transaction. Further, pursuant to the terms of the June 3, 2016 acquisition of substantially all of the assets and operations of Joe Johnson Equipment, Inc. and Joe Johnson Equipment (USA), Inc. (collectively, “JJE”), the former owners of JJE have agreed to reimburse the Company for certain losses incurred resulting from the requirement to repurchase equipment that was sold prior to the acquisition date. Any such reimbursement would be withheld from the C$8.0 million deferred payment to be made to the former owners of JJE on the third anniversary of the acquisition date. The Company has recorded an immaterial accrual for potential losses related to the repurchase exposures, which represents the expected losses that could result from obligations to repurchase products, after giving effect to proceeds anticipated to be received from the resale of those products to alternative customers, as well as to the reimbursement of any losses incurred. The Company has recorded its estimated net liability associated with losses from these guarantee and repurchase obligations on its Consolidated Balance Sheets based on historical experience and current facts and circumstances. Historical cash requirements and losses associated with these obligations have not been significant, but could increase if customer defaults exceed current expectations.
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
During the year ended December 31, 2017, the Company recognized an estimated liability within the Environmental Solutions Group in connection with a specific warranty matter. Although there were no significant changes to the liability during the three months ended March 31, 2018, it is reasonably possible that the Company’s estimate may change in the near term as more

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

information becomes available; however, the ultimate resolution of this matter is not expected to have a material adverse effect on the Company’s results of operations, financial position or liquidity.
The following table summarizes the changes in the Company’s warranty liabilities during the three months ended March 31, 2018 and 2017:

(in millions)	2018	2017
Balance at January 1	$8.4	$6.4
Provisions to expense	1.5	1.1
Payments	(1.5)	(1.4)
Balance at March 31	$8.4	$6.1
Liabilities of Discontinued Operations
The Company retains certain liabilities for operations discontinued in prior periods, primarily for environmental remediation and product liability. Included in liabilities of discontinued operations on the Condensed Consolidated Balance Sheets as of both March 31, 2018 and December 31, 2017, were reserves of $0.5 million related to environmental remediation at the Pearland, Texas facility previously used by the Company’s discontinued Pauluhn business, and $1.4 million related to estimated product liability obligations of the discontinued North American refuse truck body business.
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
On June 25, 2014, a unanimous three-judge panel of the First District Illinois Appellate Court issued its opinion reversing the class certification order of the trial court. Specifically, the Appellate Court determined that the trial court’s ruling failed to satisfy the class-action requirements that the common issues of the firefighters’ claims predominate over the individual issues and that there is an adequate representative for the class. During a status hearing on October 8, 2014, plaintiffs represented to the Court that they would again seek to certify a class of firefighters on the issue of whether the Company’s sirens were defective and unreasonably dangerous. On January 12, 2015, plaintiffs filed motions to amend their complaints to add class action allegations with respect to Chicago firefighter plaintiffs as well as the approximately 1,800 firefighter plaintiffs from locations outside of Chicago. On March 11, 2015, the trial court granted plaintiff’s motions to amend their complaints. On April 24, 2015, the cases were transferred to Cook County chancery court, which will decide all class certification issues. On March 23, 2018, plaintiffs filed a motion to certify as a class all firefighters from the Chicago Fire Department who have filed lawsuits in this matter. The Company intends to continue its objections to any attempt at certification. A further status hearing on class certification issues has been scheduled for May 10, 2018.
The Company has also filed motions to dismiss cases involving firefighters who worked for fire departments located outside of the state of Illinois based on improper venue. On February 24, 2017, the Circuit Court of Cook County entered orders dismissing the cases of 1,770 such firefighter plaintiffs from the jurisdiction of the state of Illinois. Pursuant to these orders, these plaintiffs had six months thereafter to refile their cases in jurisdictions where these firefighters are located. Prior to this six-month deadline, some of the attorneys representing these plaintiffs contacted the Company regarding possible settlement of these cases. During the year ended December 31, 2017, the Company entered into a global settlement agreement with two attorneys who represented approximately 1,090 of these plaintiffs. Under the terms of the settlement agreement, the Company offered $700 per plaintiff to settle these cases and 717 plaintiffs accepted this offer as a final settlement. The attorneys representing these plaintiffs have agreed to withdraw from representing plaintiffs who have not responded to the settlement offer. It is the Company’s position that the non-settling plaintiffs who failed to timely refile their cases following the February 2017 dismissal by the Circuit Court of Cook County are now barred from doing so by the statute of limitations. The Company also has filed a venue motion seeking to transfer to DuPage County cases involving 10 plaintiffs who reside and work in Illinois but outside of Cook County. The Court granted this motion on June 28, 2017.
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
During April through October 2012, 20 new cases were filed in the Court of Common Pleas, Philadelphia County, Pennsylvania. These cases were filed on behalf of 20 Philadelphia firefighters and involve various defendants in addition to the Company. Five of these cases were subsequently dismissed. The first trial involving these 2012 Philadelphia cases occurred during December 2014 and involved three firefighter plaintiffs. The jury returned a verdict in favor of the Company. Following this trial, all of the parties agreed to settle cases involving seven firefighter plaintiffs set for trial during January 2015 for nominal amounts per plaintiff. In January 2015, plaintiffs’ attorneys filed two new complaints in the Court of Common Pleas, Philadelphia, Pennsylvania on behalf of approximately 70 additional firefighter plaintiffs. The vast majority of the firefighters identified in these complaints are located outside of Pennsylvania. One of the complaints in these cases, which involves 11 firefighter plaintiffs from the District of Columbia, was removed to federal court in the Eastern District of Pennsylvania. Plaintiffs voluntarily dismissed all claims in this case on May 31, 2016. The Company thereafter moved to recover various fees and costs in this case, asserting that plaintiffs’ counsel failed to properly investigate these claims prior to filing suit. The Court granted this motion on April 25, 2017, awarding $0.1 million to the Company. Plaintiffs’ counsel has appealed this Order. With respect to claims of other out-of-state firefighters involved in these two cases, the Company moved to dismiss these claims as improperly filed in Pennsylvania. The Court granted this motion and dismissed these claims on November 5, 2015. During August through December 2015, another nine new cases were filed in the Court of Common Pleas, Philadelphia County, Pennsylvania. These cases involve a total of 193 firefighters, most of whom are located outside of Pennsylvania. The Company again moved to dismiss all claims filed by out-of-state firefighters in these cases as improperly filed in Pennsylvania. On May 24, 2016, the Court granted this motion and dismissed these claims. Plaintiffs have filed a notice of appeal regarding this decision. On May 13, 2016, four new cases were filed in Philadelphia state court, involving a total of 55 Philadelphia firefighters who live in Pennsylvania. During August 2016, the Company settled a case involving four Philadelphia firefighters that had been set for trial in Philadelphia state court during September 2016. During 2017, plaintiffs filed additional cases in the Court of Common Pleas, Philadelphia County, involving over 100 Philadelphia firefighter plaintiffs. During January 2017, plaintiffs filed a motion to consolidate and bifurcate, similar to a motion filed in the Pittsburgh hearing loss cases, as described below. The Company has filed an opposition to this motion. These cases were then transferred to the mass tort program in Philadelphia for pretrial purposes. Plaintiffs’ counsel thereafter dismissed several plaintiffs. During November 2017, a trial involving one Philadelphia firefighter occurred. The jury returned a verdict in favor of the Company in this trial. As of March 31, 2018, a total of 75 firefighters are involved in cases pending in the Philadelphia mass tort program.
During April through July 2013, additional cases were filed in Allegheny County, Pennsylvania. These cases involve 247 plaintiff firefighters from Pittsburgh and various defendants, including the Company. During May 2016, two additional cases were filed against the Company in Allegheny County involving 19 Pittsburgh firefighters. After the Company filed pretrial

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

motions, the Court dismissed claims of 55 Pittsburgh firefighter plaintiffs. The Court scheduled the first trials of these Pittsburgh firefighters to occur in May, September and November 2016. Each trial will involve eight firefighters. Prior to the first scheduled trial in Pittsburgh, the Court granted the Company’s motion for summary judgment and dismissed all claims asserted by plaintiff firefighters involved in this trial. Plaintiffs have appealed this dismissal. The next trial involving six Pittsburgh firefighters started on November 7, 2016. Shortly after this trial began, plaintiffs’ counsel moved for a mistrial because a key witness suddenly became unavailable. The Court granted this motion and rescheduled this trial for March 6, 2017. During January 2017, plaintiffs also moved to consolidate and bifurcate trials involving Pittsburgh firefighters. In particular, plaintiffs sought one trial involving liability issues which will apply to all Pittsburgh firefighters who have filed suit against the Company. The Company filed an opposition to this motion. On April 18, 2017, the trial court granted plaintiffs’ motion to bifurcate the next Pittsburgh trial. Pursuant to a motion for clarification filed by the Company, the Court ruled that the bifurcation order will only apply to six plaintiffs who are part of the next trial group in Pittsburgh. The Company thereafter sought an interlocutory appeal of the Court’s bifurcation order. The appellate court declined to accept the appeal at this time. A bifurcated trial began on September 27, 2017 in Allegheny County, Pennsylvania. Prior to and during trial, two plaintiffs were dismissed, resulting in four plaintiffs remaining for trial. After approximately two weeks of trial, the jury found that the Company’s siren product was not defective or unreasonably dangerous and rendered a verdict in favor of the Company. A second trial involving Pittsburgh firefighters began during January 2018. At the outset of this trial, plaintiffs’ attorneys requested that the Company consider settlement of various cases. This trial was continued to allow the parties to further discuss possible settlement.
During March 2018, the parties agreed in principle on a framework to resolve hearing loss claims and cases in all jurisdictions except in Cook County and excluding one case involving one firefighter in New York. The firefighters excluded from this settlement framework are represented by different attorneys. Pursuant to this settlement framework, the Company would pay $700 to each firefighter who has filed a lawsuit and is eligible to be part of the settlement. The Company would pay $300 to each firefighter who has not yet filed a case and is eligible to be part of the settlement. To be eligible for settlement, among other things, firefighters must provide proof that they have high frequency noise-induced hearing loss. There are approximately 3,700 firefighters whose claims may be considered as part of this settlement, including approximately 1,250 firefighters who have filed lawsuits. The parties are in the process of determining how many of these firefighters will be eligible to participate in the settlement. This framework will require plaintiffs’ attorneys to withdraw from representing firefighters who elect not to participate in this settlement. As of March 31, 2018, the Company has recognized an estimated liability for the potential settlement amount. While it is reasonably possible that the ultimate resolution of this matter may result in a loss in excess of the amount accrued, the incremental loss is not expected to be material.
During March 2014, an action also was brought in the Court of Common Pleas of Erie County, Pennsylvania on behalf of 61 firefighters. This case likewise involves various defendants in addition to the Company. After the Company filed pretrial motions, 33 Erie County firefighter plaintiffs voluntarily dismissed their claims. During August 2017, five cases involving 70 firefighter plaintiffs were filed in Lackawanna County, Pennsylvania. These cases involve firefighter plaintiffs who originally filed in Cook County and were dismissed pursuant to the Company’s forum nonconveniens motion. As of March 31, 2018 a total of 263 firefighters are involved in cases filed in Allegheny and Lackawanna counties in Pennsylvania.

On September 17, 2014, 20 lawsuits, involving a total of 193 Buffalo Fire Department firefighters, were filed in the Supreme Court of the State of New York, Erie County. All of the cases filed in Erie County, New York have been removed to federal court in the Western District of New York. Plaintiffs have filed a motion to consolidate and bifurcate these cases, similar to the motion filed in the Pittsburgh hearing loss cases, as described above. The Company has filed an opposition to the motion. During February 2015, a lawsuit involving one New York City firefighter plaintiff was filed in the Supreme Court of the State of New York, New York County. The plaintiff named the Company as well as several other parties as defendants. That case subsequently was transferred to federal court in the Northern District of New York and thereafter dismissed. During April 2015 through January 2016, 29 new cases involving a total of 235 firefighters were filed in various counties in the New York City area. During December 2016 through October 2017 additional cases were filed in these jurisdictions. On February 5, 2018, the Company was served with a complaint in an additional case filed in Kings County, New York. This case involves one plaintiff. As of March 31, 2018, a total of 536 firefighters are involved in cases filed in the state of New York.
During November 2015, the Company was served with a complaint filed in Union County, New Jersey state court, involving 34 New Jersey firefighters. This case has been transferred to federal court in the District of New Jersey. During the period from January through May 2016, eight additional cases were filed in various New Jersey state courts. Most of the firefighters in these cases reside in New Jersey and work or worked at New Jersey fire departments. During December 2016, a case involving one New Jersey firefighter was filed in the United States District Court of New Jersey. As of December 31, 2017, a total of 89 firefighters are currently involved in cases filed in New Jersey. On May 2, 2017, plaintiffs filed a motion to consolidate and

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

bifurcate in the pending federal court case in New Jersey. This motion is similar to bifurcation motions filed by plaintiffs in Pittsburgh, Buffalo and Philadelphia. The Court has denied this motion as premature. Pursuant to a petition filed by both parties, all New Jersey state court cases have been consolidated for pretrial purposes.
During May through October 2016, nine cases were filed in Suffolk County, Massachusetts state court, naming the Company as a defendant. These cases involve 194 firefighters who lived and worked in the Boston area. During August 2017, plaintiffs filed additional cases in Suffolk County court. The Company has moved to transfer various cases filed in Suffolk county to other counties in Massachusetts where plaintiffs reside and work. As of March 31, 2018, a total of 218 firefighters are involved in cases filed in Massachusetts.
During August and September 2017, plaintiffs’ attorneys filed additional hearing loss cases in Florida. The Company is the only named defendant. These cases have been filed in several different counties in Florida, including Tampa, Miami and Orlando municipalities. Plaintiffs have agreed to stipulate that they will not seek more than $75,000 in damages in any individual plaintiff case. As of March 31, 2018, a total of 166 firefighters are involved in cases filed in Florida.
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
The Company’s ongoing negotiations with its insurer, CNA, over insurance coverage on these claims have resulted in reimbursements of a portion of the Company’s defense costs. These reimbursements are recorded as a reduction of corporate operating expenses. For the three months ended March 31, 2018 and 2017, the Company recorded $0.2 million and $0.3 million of reimbursements from CNA related to legal costs, respectively.
NOTE 8 – EARNINGS PER SHARE
The Company computes earnings per share (“EPS”) in accordance with ASC 260, Earnings per Share, which requires that non-vested restricted stock containing non-forfeitable dividend rights should be treated as participating securities pursuant to the two-class method. Under the two-class method, net income is reduced by the amount of dividends declared in the period for common stock and participating securities. The remaining undistributed earnings are then allocated to common stock and participating securities as if all of the net income for the period had been distributed. The amounts of distributed and undistributed earnings allocated to participating securities for the three months ended March 31, 2018 and 2017 were insignificant and did not materially impact the calculation of basic or diluted EPS.
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
For the three months ended March 31, 2018, options to purchase 0.2 million shares, respectively, of the Company’s common stock had an anti-dilutive effect on EPS, and accordingly, are excluded from the calculation of diluted EPS. For the three months ended March 31, 2017, options to purchase 1.0 million shares of the Company’s common stock had an anti-dilutive effect on EPS, and accordingly, are excluded from the calculation of diluted EPS.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

The following table reconciles Net income to basic and diluted EPS:

	Three Months Ended March 31,
(in millions, except per share data)	2018	2017
Income from continuing operations	$12.9	$7.2
Gain from discontinued operations and disposal, net of tax	—	0.1
Net income	$12.9	$7.3
Weighted average shares outstanding – Basic	59.8	59.6
Dilutive effect of common stock equivalents	1.0	0.7
Weighted average shares outstanding – Diluted	60.8	60.3
Basic earnings per share:
Earnings from continuing operations	$0.22	$0.12
Earnings from discontinued operations and disposal, net of tax	—	—
Net earnings per share	$0.22	$0.12
Diluted earnings per share:
Earnings from continuing operations	$0.21	$0.12
Earnings from discontinued operations and disposal, net of tax	—	—
Net earnings per share	$0.21	$0.12
NOTE 9 – STOCKHOLDERS’ EQUITY
Dividends
On February 19, 2018, the Company’s Board of Directors (the “Board”) declared a quarterly cash dividend of $0.07 per common share. The dividend totaled $4.2 million and was distributed on March 19, 2018 to holders of record at the close of business on March 5, 2018. During the three months ended March 31, 2017, dividends of $4.2 million were paid to stockholders.
On May 1, 2018, the Board declared a quarterly cash dividend of $0.08 per common share payable on May 29, 2018 to holders of record at the close of business on May 15, 2018.
Accumulated Other Comprehensive Loss
The following tables summarize the changes in each component of Accumulated other comprehensive loss, net of tax:

(in millions) (a)	Actuarial Losses	Foreign Currency Translation	Unrealized Gain on Derivatives	Total
Balance at January 1, 2018	$(75.4)	$(2.5)	$1.0	$(76.9)
Other comprehensive (loss) income before reclassifications	(0.7)	2.0	0.8	2.1
Amounts reclassified from accumulated other comprehensive loss	0.8	—	—	0.8
Net current-period other comprehensive income	0.1	2.0	0.8	2.9
Balance at March 31, 2018	$(75.3)	$(0.5)	$1.8	$(74.0)

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

(in millions) (a)	Actuarial Losses	Foreign Currency Translation	Unrealized Gain on Derivatives	Total
Balance at January 1, 2017	$(79.0)	$(13.0)	$—	$(92.0)
Other comprehensive (loss) income before reclassifications	(0.3)	1.2	—	0.9
Amounts reclassified from accumulated other comprehensive loss	0.5	—	—	0.5
Net current-period other comprehensive income	0.2	1.2	—	1.4
Balance at March 31, 2017	$(78.8)	$(11.8)	$—	$(90.6)
(a)    Amounts in parentheses indicate losses.
The following table summarizes the amounts reclassified from Accumulated other comprehensive loss, net of tax, in the three months ended March 31, 2018 and 2017 and the affected line item in the Condensed Consolidated Statements of Operations:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in Condensed Consolidated Statements of Operations (a)
	2018	2017
(in millions) (b)
Amortization of actuarial losses of defined benefit pension plans	$(1.0)	$(0.8)	Other expense (income), net
Total before tax	(1.0)	(0.8)
Income tax benefit	0.2	0.3	Income tax expense
Total reclassifications for the period, net of tax	$(0.8)	$(0.5)

(a)	Continuing operations only.

(b)	Amounts in parentheses indicate losses.
NOTE 10 – SEGMENT INFORMATION
The Company has two operating segments, and the Company’s reportable segments are consistent with those operating segments. Business units are organized under each segment because they share certain characteristics, such as technology, marketing, distribution and product application, which create long-term synergies. On June 2, 2017, the Company completed the acquisition of all of the shares of capital stock of GenNx/TBEI Intermediate Co. (collectively with its subsidiaries, “TBEI”). The Company expects that the acquisition will enable it to strengthen the Environmental Solutions Group’s market position as a specialty vehicle manufacturer in maintenance and infrastructure end-markets, leveraging its expertise in building chassis-based vehicles. The Company has presented the financial statements of TBEI within the Environmental Solutions Group since the closing date and is in the process of determining the impact, if any, that the TBEI acquisition may have on its reportable segments.
The principal activities of the Company’s operating segments are as follows:
Environmental Solutions — Our Environmental Solutions Group is a leading manufacturer and supplier of a full range of street sweeper vehicles, sewer cleaner and vacuum loader trucks, hydro-excavation trucks, high-performance waterblasting equipment, dump truck bodies and trailers. The Group manufactures vehicles and equipment in the U.S. and Canada that are sold under the Elgin®, Vactor®, Guzzler®, WestechTM, Jetstream®, Ox Bodies®, Crysteel®, J-Craft®, Duraclass®, Rugby® and Travis® brand names. Product offerings also include certain products manufactured by other companies, such as refuse and recycling collection vehicles, camera systems, ice resurfacing equipment and snow-removal equipment. Products are sold to both municipal and industrial customers either through a dealer network or direct sales to service customers generally depending on the type and geographic location of the customer. In addition to vehicle and equipment sales, the Group also engages in the sale of parts, service and repair, equipment rentals and training as part of a complete offering to its current and potential customers though its service centers located across North America.
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
Net sales by operating segment reflect sales of products and services to external customers, as reported in the Company’s Consolidated Statements of Operations. Intersegment sales are insignificant. The Company evaluates performance based on operating income of the respective segment. Operating income includes all revenues, costs and expenses directly related to the segment involved. In determining operating segment income, neither corporate nor interest expenses are included. As described in Note 2 – Revenue Recognition, the Company’s revenue recognition accounting policy has been updated to reflect the adoption of Topic 606 on January 1, 2018. The accounting policies of each operating segment are otherwise the same as those described in Note 1 – Summary of Significant Accounting Policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The results for the interim periods are not necessarily indicative of results for a full year.
The following tables summarize the Company’s continuing operations by segment, including Net sales, Operating income (loss), and Total assets:

	Three Months Ended March 31,
(in millions)	2018	2017
Net sales:
Environmental Solutions	$196.6	$127.8
Safety and Security Systems	53.1	50.0
Total net sales	$249.7	$177.8
Operating income (loss):
Environmental Solutions	$20.6	$10.3
Safety and Security Systems	6.1	6.4
Corporate and eliminations	(7.1)	(5.3)
Total operating income	19.6	11.4
Interest expense	2.5	0.6
Other expense (income), net	0.1	(0.2)
Income before income taxes	$17.0	$11.0

(in millions)	As of March 31, 2018	As of December 31, 2017
Total assets:
Environmental Solutions	$768.2	$746.4
Safety and Security Systems	210.5	211.8
Corporate and eliminations	28.9	33.6
Total assets of continuing operations	1,007.6	991.8
Total assets of discontinued operations	0.5	0.5
Total assets	$1,008.1	$992.3
NOTE 11 – FAIR VALUE MEASUREMENTS
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
Interest Rate Swap
As described in Note 4 – Debt, the Company entered into an interest rate swap as a means of fixing the floating interest rate component on a portion of its floating-rate debt. The Company classified the interest rate swap as Level 2 due to the use of a discounted cash flow model based on the terms of the contract and the interest rate curve (Level 2 inputs) to calculate the fair value of the swap.
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
The Company uses an income approach to value the contingent consideration obligation based on future financial performance, which is determined based on the present value of expected future cash flows. Due to the lack of relevant observable market data over fair value inputs, the Company has classified the contingent consideration liability within Level 3 of the fair value hierarchy outlined in ASC 820, Fair Value Measurements. Increases in the expected payout under a contingent consideration arrangement contribute to increases in the fair value of the related liability. Conversely, decreases in the expected payout under a contingent consideration arrangement contribute to decreases in the fair value of the related liability. Changes in assumptions could have an impact on the fair value of the contingent consideration, which has a maximum payout of C$10.0 million (approximately $7.8 million).
The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2018:

	Fair Value Measurement at Reporting Date Using
(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$4.6	$—	$—	$4.6
Interest rate swap	—	2.6	—	2.6
Liabilities:
Contingent consideration	—	—	6.4	6.4

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

The following table provides a roll-forward of the fair value of recurring Level 3 fair value measurements in the three months ended March 31, 2018 and 2017:

(in millions)	2018	2017
Contingent consideration liability, at January 1	$6.3	$5.1
Foreign currency translation	(0.1)	0.1
Total losses included in earnings (a)	0.2	0.2
Contingent consideration liability, at March 31	$6.4	$5.4

(a)
Changes in the fair value of contingent consideration liabilities are included as a component of Acquisition and integration-related expenses within the Condensed Consolidated Statements of Operations.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide information that is supplemental to, and should be read together with, the condensed consolidated financial statements and the accompanying notes contained in this Form 10-Q, as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. Information in MD&A is intended to assist the reader in obtaining an understanding of (i) the condensed consolidated financial statements, (ii) the Company’s business segments and how the results of those segments impact the Company’s results of operations and financial condition as a whole and (iii) how certain accounting principles affect the Company’s condensed consolidated financial statements. The Company’s results for interim periods are not necessarily indicative of annual operating results.
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
Net sales increased by $71.9 million, or 40%, in the three months ended March 31, 2018 as compared to the prior-year quarter. Our Environmental Solutions Group reported a net sales increase of $68.8 million, or 54%, largely due to the addition of $51.3 million of net sales from TBEI, which was acquired in the second quarter of 2017, and an increase in shipments of sewer cleaners and vacuum trucks in the U.S. Within our Safety and Security Systems Group, net sales increased by $3.1 million, or 6%, primarily due to higher global sales of public safety products and favorable foreign currency translation effects.
Operating income increased by $8.2 million, or 72%, to $19.6 million in the three months ended March 31, 2018 as compared to the prior-year quarter, primarily driven by a $10.3 million increase within our Environmental Solutions Group associated with increased sales volumes and a $4.8 million operating income contribution from TBEI. TBEI’s operating income contribution in the first quarter included the effects of amortization expense on intangible assets acquired, which contributed to an increase in the Environmental Solutions Group’s depreciation and amortization expense of $3.1 million. Operating income in the three months ended March 31, 2018 within our Safety and Security Systems Group decreased by $0.3 million, while corporate expenses increased by $1.8 million. Consolidated operating margin for the three months ended March 31, 2018 was 7.8%, up from 6.4% in the prior-year quarter.
Income before income taxes increased by $6.0 million, or 55%, to $17.0 million for the three months ended March 31, 2018 as compared to the prior-year quarter. The increase resulted from the higher operating income, partially offset by a $1.9 million increase in interest expense, associated with higher average debt levels following the acquisition of TBEI, and a $0.3 million decrease in other income.

Net income from continuing operations for the three months ended March 31, 2018 was impacted by a $0.3 million increase in income tax expense, largely due to higher pre-tax income levels, partially offset by the lower effective tax rate following the enactment of the 2017 Tax Act. Primarily due to the recognition of a nominal discrete benefit from the release of tax reserves, our effective tax rate for the three months ended March 31, 2018 was 24.1%, slightly lower than the rate that we expect for the full year, and down from 34.5% in the prior-year quarter. The lower rate in comparison to the prior year reflects the reduction in the U.S. federal corporate tax rate.
Total orders for the three months ended March 31, 2018 were $329.7 million, an increase of $115.1 million, or 54%, compared to the prior-year quarter. Our Environmental Solutions Group reported total orders of $274.4 million in the first quarter of 2018, an increase of $107.8 million, or 65%, compared to the prior-year quarter, primarily driven by the acquisition of TBEI, which contributed $63.6 million of orders, and organic order growth of approximately $44.2 million, or 27%, primarily represented by improved orders for vacuum trucks and sewer cleaners. Orders in the three months ended March 31, 2018 within our Safety and Security Systems Group were up $7.3 million, primarily due to improved domestic and international orders for public safety products and domestic orders for warning systems.
Our consolidated backlog at March 31, 2018 was $336.7 million, up $162.7 million, compared to $174.0 million at March 31, 2017, largely as a result of the increase in orders for vacuum trucks and sewer cleaners received in the three months ended March 31, 2018, as well as the addition of orders acquired in the TBEI acquisition.
Results of Operations
The following table summarizes our Condensed Consolidated Statements of Operations and illustrates the key financial indicators used to assess our consolidated financial results:

	Three Months Ended March 31,
($ in millions, except per share data)	2018	2017	Change
Net sales	$249.7	$177.8	$71.9
Cost of sales	187.8	134.2	53.6
Gross profit	61.9	43.6	18.3
Selling, engineering, general and administrative expenses	41.8	31.4	10.4
Acquisition and integration-related expenses	0.5	0.5	—
Restructuring	—	0.3	(0.3)
Operating income	19.6	11.4	8.2
Interest expense	2.5	0.6	1.9
Other expense (income), net	0.1	(0.2)	0.3
Income before income taxes	17.0	11.0	6.0
Income tax expense	4.1	3.8	0.3
Income from continuing operations	12.9	7.2	5.7
Gain from discontinued operations and disposal, net of tax	—	0.1	(0.1)
Net income	$12.9	$7.3	$5.6
Operating data:
Operating margin	7.8%	6.4%	1.4%
Diluted earnings per share – Continuing operations	$0.21	$0.12	$0.09
Total orders	329.7	214.6	115.1
Backlog	336.7	174.0	162.7
Depreciation and amortization	8.6	5.7	2.9
Net sales
Net sales increased by $71.9 million, or 40%, in the three months ended March 31, 2018 as compared to the prior-year quarter. Our Environmental Solutions Group reported a net sales increase of $68.8 million, or 54%, largely due to the addition of $51.3 million of net sales from TBEI, which was acquired in the second quarter of 2017, and an increase in shipments of sewer cleaners and vacuum trucks in the U.S. Within our Safety and Security Systems Group, net sales increased by $3.1 million, or 6%, primarily due to higher global sales of public safety products and favorable foreign currency translation effects.

Cost of sales
Cost of sales increased by $53.6 million, or 40%, for the three months ended March 31, 2018 compared to the prior-year quarter, largely due to an increase of $50.3 million, or 49%, within the Environmental Solutions Group, primarily driven by increased sales volumes, additional cost of sales from the TBEI acquisition and a $1.0 million increase in depreciation expense. Within the Safety and Security Systems Group, cost of sales increased by $3.3 million, or 11%, driven by higher sales volumes, as well as unfavorable foreign currency translation and sales mix effects.
Gross profit
Gross profit increased by $18.3 million, or 42%, for the three months ended March 31, 2018, compared to the prior-year quarter, primarily due to a $18.5 million improvement within the Environmental Solutions Group, partially offset by a $0.2 million reduction within the Safety and Security Systems Group. Gross margin for the three months ended March 31, 2018 improved to 24.8%, from 24.5% in the prior-year quarter.
Selling, engineering, general and administrative expenses
SEG&A expenses for the three months ended March 31, 2018 increased by $10.4 million, or 33%, compared to the prior-year quarter, primarily due to an $8.1 million increase within the Environmental Solutions Group, largely the result of the addition of expenses of associated with the TBEI acquisition, including an increase in amortization expense of $2.0 million. Corporate SEG&A expenses increased by $1.9 million, primarily driven by a $0.6 million increase in expenses associated with hearing loss litigation and increased employee benefit-related costs, partially offset by the absence of $0.7 million of executive severance costs. SEG&A expenses within the Safety and Security Systems Group increased by $0.4 million, primarily due to increased expenses associated with new product development and other growth initiatives. As a percentage of net sales, SEG&A expenses decreased from 17.7% in the prior-year quarter, to 16.7% in the current-year quarter.
Operating income
Operating income increased by $8.2 million, or 72%, to $19.6 million in the three months ended March 31, 2018 as compared to the prior-year quarter, primarily driven by a $10.3 million increase within our Environmental Solutions Group associated with increased sales volumes and a $4.8 million operating income contribution from TBEI. TBEI’s operating income contribution in the first quarter included the effects of amortization expense on intangible assets acquired, which contributed to an increase in the Environmental Solutions Group’s depreciation and amortization expense of $3.1 million. Operating income in the three months ended March 31, 2018 within our Safety and Security Systems Group decreased by $0.3 million, while corporate expenses increased by $1.8 million. Consolidated operating margin for the three months ended March 31, 2018 was 7.8%, up from 6.4% in the prior-year quarter.
Interest expense
Interest expense for the three months ended March 31, 2018 increased by $1.9 million compared to the corresponding period of the prior year, largely due to higher average debt levels following the acquisition of TBEI.
Other expense (income), net
For the three months ended March 31, 2018, other expense totaled $0.1 million and was primarily related to pension expense, whereas in the prior-year period, other income of $0.2 million was realized, representing foreign currency transaction gains partially offset by $0.1 million of pension expense.
Income tax expense
The Company recognized income tax expense of $4.1 million and $3.8 million for the three months ended March 31, 2018 and 2017, respectively. The increase in tax expense in the current-year quarter is largely due to higher pre-tax income levels, offset by the impact of the lower U.S. federal corporate tax rate following the enactment of the 2017 Tax Act. Primarily due to the recognition of a nominal discrete benefit from the release of tax reserves, the effective tax rate for the three months ended March 31, 2018 was 24.1%, slightly lower than the rate that we expect for the full year, and down from 34.5% in the prior-year quarter. The lower rate in comparison to the prior year reflects the reduction in the U.S. federal corporate tax rate.
Income from continuing operations
Income from continuing operations for the three months ended March 31, 2018 increased by $5.7 million compared to the prior-year period, largely due to the aforementioned increases in operating income, partially offset by the increase in interest expense, the decrease in other income and the $0.3 million increase in income tax expense.

Orders
Total orders for the three months ended March 31, 2018 were $329.7 million, an increase of $115.1 million, or 54%, compared to the prior-year quarter. Our Environmental Solutions Group reported total orders of $274.4 million in the first quarter of 2018, an increase of $107.8 million, or 65%, compared to the prior-year quarter, primarily driven by the acquisition of TBEI, which contributed $63.6 million of orders, and organic order growth of approximately $44.2 million, or 27%, primarily represented by improved orders for vacuum trucks and sewer cleaners. Orders in the three months ended March 31, 2018 within our Safety and Security Systems Group were up $7.3 million, primarily due to improved domestic and international orders for public safety products and domestic orders for warning systems.
U.S. municipal and governmental orders increased by $29.7 million, or 38%, primarily due to a $27.9 million increase within the Environmental Solutions Group, associated with increased sewer cleaner orders and the effects of the TBEI acquisition, which added $10.6 million of municipal and governmental orders. Within the Safety and Security Systems Group, municipal orders increased by $1.8 million, largely driven by higher orders for public safety products.
U.S. industrial orders increased by $82.2 million, or 114%, primarily due to an $81.0 million increase within the Environmental Solutions Group, largely driven by the acquisition of TBEI, which added $52.4 million of industrial orders, and increases in orders for vacuum trucks, waterblasting equipment and sewer cleaners of $24.4 million, $2.1 million and $1.8 million, respectively. The Safety and Security Systems Group reported a $1.2 million increase in industrial orders.
Non-U.S. orders increased by $3.2 million, or 5%. Within the Environmental Solutions Group, non-U.S. orders decreased by $1.1 million, primarily attributable to reductions in Canadian orders for refuse trucks and sewer cleaners, which were primarily timing related. Within the Safety and Security Systems Group, non-U.S. orders increased by $4.3 million, largely driven by an increase in orders for public safety products from European markets, as well as favorable foreign currency effects.
Backlog
Backlog was $336.7 million at March 31, 2018 compared to $174.0 million at March 31, 2017. The increase of $162.7 million, or 94%, was primarily due to an $152.5 million increase in backlog within the Environmental Solutions Group, largely due to the TBEI acquisition, whose backlog at March 31, 2018 was $54.8 million, and the increase in orders for vacuum trucks and sewer cleaners received in the three months ended March 31, 2018. Backlog within the Safety and Security Systems Group was also up $10.2 million, primarily due to an increase in domestic and international orders for public safety products.
Environmental Solutions
The following table summarizes the Environmental Solutions Group’s operating results as of and for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
($ in millions)	2018	2017	Change
Net sales	$196.6	$127.8	$68.8
Operating income	20.6	10.3	10.3
Operating data:
Operating margin	10.5%	8.1%	2.4%
Total orders	$274.4	$166.6	$107.8
Backlog	307.9	155.4	152.5
Depreciation and amortization	7.7	4.6	3.1
Total orders increased by $107.8 million, or 65%, for the three months ended March 31, 2018. U.S. orders increased by $108.9 million, or 91%, largely due to improvements in orders for vacuum trucks, sewer cleaners, waterblasters and street sweepers of $24.4 million, $15.4 million, $2.1 million and $1.5 million, respectively, as well as the prior-year acquisition of TBEI which contributed $63.0 million of orders. Non-U.S. orders decreased by $1.1 million, or 2%, primarily attributable to reductions in Canadian orders for refuse trucks and sewer cleaners, which were primarily timing related.
Net sales increased by $68.8 million, or 54%, for the three months ended March 31, 2018. U.S. sales increased by $64.8 million, primarily due to the acquisition of TBEI which contributed $50.7 million of sales in the current-year quarter, as well as an increase in sales of sewer cleaners and vacuum trucks of $9.2 million and $6.9 million, respectively. Non-U.S. sales increased by $4.0 million, primarily as a result of increases in sales of vacuum trucks and waterblasters of $2.8 million and $1.9 million, respectively. In addition, parts sales and rental income increased by $2.7 million and $1.0 million, respectively. These improvements were partially offset by decreases in sales of refuse vehicles and sewer cleaners of $3.0 million and $2.7 million, respectively.
Cost of sales increased by $50.3 million, or 49%, for the three months ended March 31, 2018, primarily attributable to higher sales volumes, additional cost of sales from the TBEI acquisition and a $1.0 million increase in depreciation expense. Gross margin increased to 21.8% from 19.1% in the prior-year quarter, due to improved operating leverage and a favorable sales mix, with higher sales into industrial markets.
SEG&A expenses increased by $8.1 million for the three months ended March 31, 2018, largely due to the addition of expenses associated with the TBEI acquisition, including an increase in amortization expense of $2.0 million.
Operating income for the three months ended March 31, 2018 increased by $10.3 million, largely due to a $18.5 million increase in gross profit, partially offset by the $8.1 million increase in SEG&A expenses and a $0.1 million increase in acquisition-related expenses.
Backlog was $307.9 million at March 31, 2018, up 98.1% compared to $155.4 million at March 31, 2017. The increase is primarily due to the contribution of $54.8 million of backlog from TBEI, as well as the effects of improved demand for sewer cleaners, vacuum trucks, and street sweepers in the U.S.
Safety and Security Systems
The following table summarizes the Safety and Security Systems Group’s operating results as of and for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
($ in millions)	2018	2017	Change
Net sales	$53.1	$50.0	$3.1
Operating income	6.1	6.4	(0.3)
Operating data:
Operating margin	11.5%	12.8%	(1.3)%
Total orders	$55.3	$48.0	$7.3
Backlog	28.8	18.6	10.2
Depreciation and amortization	0.9	1.0	(0.1)

Total orders increased by $7.3 million or 15%, for the three months ended March 31, 2018. In the aggregate, U.S. orders increased by $3.0 million compared to the prior-year quarter, primarily due to increases in orders for public safety products and warning systems of $2.7 million and $0.7 million, respectively. Non-U.S. orders increased by $4.3 million, largely driven by an increase in orders for public safety products from European markets and a $1.9 million favorable foreign currency translation effect.
Net sales increased by $3.1 million, or 6%, for the three months ended March 31, 2018. U.S. sales increased by $1.8 million, primarily due to improvements in sales of public safety products and warning systems, which were each up $1.5 million compared to the prior-year quarter. These improvements were partially offset by a $1.0 million reduction in sales of industrial signaling products. Non-U.S. sales increased by $1.3 million, primarily due to a $1.4 million favorable foreign currency translation impact.
Cost of sales increased by $3.3 million, or 11%, for the three months ended March 31, 2018, largely due to higher sales volumes, unfavorable sales mix and an unfavorable foreign currency translation impact of $1.1 million. Gross margin for the three months ended March 31, 2018 was 35.8%, compared to 38.4% in the first quarter of last year, driven by unfavorable mix in comparison to the prior-year quarter.
SEG&A expenses for the three months ended March 31, 2018 increased by $0.4 million, or 3%, primarily due to increased expenses associated with new product development and other growth initiatives.
Operating income decreased by $0.3 million for the three months ended March 31, 2018. The decrease was primarily attributable to the $0.2 million reduction in gross profit and the $0.4 million increase in SEG&A expenses, partially offset by a $0.3 million reduction in restructuring charges.
Backlog was $28.8 million at March 31, 2018, up from $18.6 million at March 31, 2017, primarily due to increased orders for public safety products in both international and domestic markets.

Corporate Expenses
Corporate operating expenses for the three months ended March 31, 2018 were $7.1 million, compared to $5.3 million in the prior-year quarter. The increase was primarily driven by a $0.6 million increase in expenses associated with hearing loss litigation and increased employee benefit-related costs, partially offset by the absence of $0.7 million of executive severance costs.
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
The Company’s cash and cash equivalents totaled $35.4 million and $37.5 million as of March 31, 2018 and December 31, 2017, respectively. As of March 31, 2018, $19.3 million of cash and cash equivalents was held by foreign subsidiaries. Cash and cash equivalents held by subsidiaries outside the U.S. typically are held in the currency of the country in which it is located. This cash is used to fund the operating activities of our foreign subsidiaries and for further investment in foreign operations. Generally, we consider such cash to be permanently reinvested in our foreign operations and our current plans do not demonstrate a need to repatriate such cash to fund U.S. operations. However, in the event that these funds were needed to fund U.S. operations or to satisfy U.S. obligations, they generally could be repatriated. The repatriation of these funds may then cause us to incur additional U.S. income tax expense, which would be dependent on income tax laws and other circumstances at the time any such amounts were repatriated. The 2017 Tax Act provides a one-time “transition tax” on untaxed post-1986 accumulated earnings and profits (“E&P”) of a company’s controlled foreign corporations (“CFC”) determined as of November 2, 2017 or December 31, 2017 (whichever date on which there is more deferred E&P). The Company’s accumulated undistributed earnings of foreign subsidiaries aggregated to an overall E&P deficit. Therefore, the Company estimates that no transition tax will be payable under the provisions of the 2017 Tax Act. As with other tax calculations surrounding the 2017 Tax Act, the Company’s estimate of its transition tax liability as of March 31, 2018 is provisional due to complexities inherent in the computations that it expects to be addressed in whole, or in part, by regulations issued during 2018. The Company will continue to evaluate its U.S. and foreign cash needs and, as circumstances change, may change its assertion related to all or a portion of its undistributed foreign earnings.
Net cash of $10.3 million was generated by continuing operating activities in the three months ended March 31, 2018, down from $13.7 million in the prior-year period, largely due to increased incentive compensation payments in comparison to the prior-year quarter.
Net cash of $0.1 million was provided by continuing investing activities in the three months ended March 31, 2018, compared with a net cash usage of $1.1 million in the prior-year period. During the three months ended March 31, 2018, the Company received $3.0 million as part of the finalization of certain post-closing adjustments in connection with the acquisition of TBEI. Capital expenditures in the three months ended March 31, 2018 and 2017 were $3.0 million and $1.1 million, respectively.
Net cash of $12.7 million and $5.6 million and was used for continuing financing activities in the three months ended March 31, 2018 and 2017, respectively. In the three months ended March 31, 2018, the Company paid down $8.6 million of debt and funded cash dividends of $4.2 million. In the three months ended March 31, 2017, the Company funded cash dividends of $4.2 million and redeemed $1.9 million of stock in order to remit funds to tax authorities to satisfy employees’ tax withholdings following the vesting of stock-based compensation.
The Company is subject to certain leverage ratio and interest coverage ratio financial covenants under the Amended 2016 Credit Agreement that are to be measured at each fiscal quarter-end. The Company was in compliance with all such covenants as of March 31, 2018.

As of March 31, 2018, there was $266.5 million of cash drawn and $12.7 million of undrawn letters of credit under the Amended 2016 Credit Agreement, with $120.8 million of net availability for borrowings. As of March 31, 2018, there were no borrowings against the Company’s non-U.S. lines of credit which provide for borrowings of up to $0.2 million.
The Company anticipates that capital expenditures for 2018 will in the range of $15 million to $20 million.
Contractual Obligations and Off-Balance Sheet Arrangements
During the three months ended March 31, 2018, there have been no material changes in the Company’s contractual obligations and off-balance sheet arrangements as described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
See Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. During the three months ended March 31, 2018, there have been no significant changes in our exposure to market risk.

Item 4.	Controls and Procedures.
As required by Rule 13a-15 under the Exchange Act, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of March 31, 2018. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2018.
As a matter of practice, the Company’s management continues to review and document internal control and procedures for financial reporting. From time to time, the Company may make changes aimed at enhancing the effectiveness of the controls and ensuring that the systems evolve with the business. There were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting during the three months ended March 31, 2018.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
The information set forth under the heading “Legal Proceedings” in Note 7 – Commitments and Contingencies to the accompanying condensed consolidated financial statements as included in Part I of this Form 10-Q is incorporated herein by reference.
Item 1A. Risk Factors.
There have been no material changes in the Company’s risk factors as described in Item 1A, Risk Factors, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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
The Company is able to declare dividends at current levels under the restricted payment guidelines set forth above.
Purchases of Equity Securities
The following table provides a summary of the Company’s repurchase activity for its common stock during the three months ended March 31, 2018:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (a)
January 2018 (1/1/18 – 2/3/18)	—	$—	—	$31,395,802
February 2018 (2/4/18 – 3/3/18)	—	—	—	31,395,802
March 2018 (3/4/18 – 3/31/18)	—	—	—	31,395,802

(a)	On November 4, 2014, the Board authorized a stock repurchase program of up to $75.0 million of the Company’s common stock.

Item 3.	Defaults upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.

Other Events
On May 8, 2018, the Company issued a press release announcing its financial results for the three months ended March 31, 2018. The presentation slides for the first quarter 2018 earnings call were also posted on the Company’s website at that time. The full text of the first quarter financial results press release and earnings presentation are attached hereto as Exhibits 99.1 and 99.2, respectively, to this Form 10-Q.

Item 6.     Exhibits.

3.1	Restated Certificate of Incorporation of the Company. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed April 30, 2010.

3.2	Amended and Restated By-laws of the Company. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed February 9, 2016.

10.1*	Amended and Restated Non-Competition and Severance Agreement between the Crysteel Manufacturing, Inc. and Robert Fines dated September 30, 2015.

10.2*	First Amendment to the Amended and Restated Non-Competition and Severance Agreement between Crysteel Manufacturing, Inc. and Robert Fines dated November 10, 2017.

31.1	CEO Certification under Section 302 of the Sarbanes-Oxley Act.

31.2	CFO Certification under Section 302 of the Sarbanes-Oxley Act.

32.1	CEO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act.

32.2	CFO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act.

99.1	First Quarter Financial Results Press Release, Dated May 8, 2018.

99.2	First Quarter Earnings Call Presentation Slides.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(a)(3) of Form 10-K.

SIGNATURE
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Signal Corporation

Date:	May 8, 2018	/s/ Ian A. Hudson
Ian A. Hudson
Senior Vice President and Chief Financial Officer (Principal Financial Officer)