Form 10-Q
period 2018-06-30
FEDERAL SIGNAL CORP /DE/
filed 2018-08-07
CIK 277509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of July 31, 2018, the number of shares outstanding of the registrant’s common stock was 60,199,716.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).
FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2018	2017	2018	2017
Net sales	$291.0	$224.4	$540.7	$402.2
Cost of sales	211.8	169.7	399.6	303.9
Gross profit	79.2	54.7	141.1	98.3
Selling, engineering, general and administrative expenses	40.7	34.8	82.5	66.2
Acquisition and integration-related expenses	0.4	1.0	0.9	1.5
Restructuring	—	0.1	—	0.4
Operating income	38.1	18.8	57.7	30.2
Interest expense	2.5	1.3	5.0	1.9
Other expense (income), net	0.4	(0.1)	0.5	(0.3)
Income before income taxes	35.2	17.6	52.2	28.6
Income tax expense	8.3	6.1	12.4	9.9
Income from continuing operations	26.9	11.5	39.8	18.7
Loss from discontinued operations and disposal, net of income tax	—	(0.1)	—	—
Net income	$26.9	$11.4	$39.8	$18.7
Basic earnings per share:
Earnings from continuing operations	$0.45	$0.19	$0.67	$0.31
Loss from discontinued operations and disposal, net of tax	—	—	—	—
Net earnings per share	$0.45	$0.19	$0.67	$0.31
Diluted earnings per share:
Earnings from continuing operations	$0.44	$0.19	$0.65	$0.31
Loss from discontinued operations and disposal, net of tax	—	—	—	—
Net earnings per share	$0.44	$0.19	$0.65	$0.31
Weighted average common shares outstanding:
Basic	59.9	59.7	59.9	59.7
Diluted	61.0	60.3	60.9	60.3
Cash dividends declared per common share	$0.08	$0.07	$0.15	$0.14
See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Net income	$26.9	$11.4	$39.8	$18.7
Other comprehensive (loss) income:
Change in foreign currency translation adjustment	(5.2)	5.0	(3.2)	6.2
Change in unrecognized net actuarial losses related to pension benefit plans, net of income tax expense of $0.2, $0.3, $0.4 and $0.5, respectively	1.7	(0.1)	1.8	0.1
Change in unrealized net gain on derivatives, net of income tax expense of $0.1, $0.2, $0.3 and $0.2, respectively	0.2	0.2	1.0	0.2
Total other comprehensive (loss) income	(3.3)	5.1	(0.4)	6.5
Comprehensive income	$23.6	$16.5	$39.4	$25.2
See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2018	December 31, 2017
(in millions, except per share data)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$36.0	$37.5
Accounts receivable, net of allowances for doubtful accounts of $1.3 and $1.1, respectively	131.2	118.2
Inventories	147.7	137.2
Prepaid expenses and other current assets	10.1	10.9
Total current assets	325.0	303.8
Properties and equipment, net of accumulated depreciation of $113.9 and $108.9, respectively	61.0	60.1
Rental equipment, net of accumulated depreciation of $22.3 and $20.0, respectively	94.2	87.2
Goodwill	376.0	377.3
Intangible assets, net of accumulated amortization of $9.5 and $5.5, respectively	147.4	151.8
Deferred tax assets	4.6	6.2
Deferred charges and other assets	7.5	5.4
Long-term assets of discontinued operations	0.5	0.5
Total assets	$1,016.2	$992.3
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term borrowings and capital lease obligations	$0.3	$0.3
Accounts payable	66.3	51.5
Customer deposits	8.6	6.5
Accrued liabilities:
Compensation and withholding taxes	22.1	22.2
Other current liabilities	53.4	36.1
Current liabilities of discontinued operations	0.5	0.5
Total current liabilities	151.2	117.1
Long-term borrowings and capital lease obligations	247.8	277.4
Long-term pension and other postretirement benefit liabilities	53.3	56.6
Deferred gain	7.8	8.7
Deferred tax liabilities	46.8	45.4
Other long-term liabilities	15.4	28.2
Long-term liabilities of discontinued operations	1.5	1.5
Total liabilities	523.8	534.9
Stockholders’ equity:
Common stock, $1 par value per share, 90.0 shares authorized, 66.3 and 66.1 shares issued, respectively	66.3	66.1
Capital in excess of par value	212.7	207.7
Retained earnings	377.4	346.6
Treasury stock, at cost, 6.1 and 6.1 shares, respectively	(86.7)	(86.1)
Accumulated other comprehensive loss	(77.3)	(76.9)
Total stockholders’ equity	492.4	457.4
Total liabilities and stockholders’ equity	$1,016.2	$992.3
See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
(in millions)	2018	2017
Operating activities:
Net income	$39.8	$18.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17.6	12.3
Deferred financing costs	0.2	0.2
Deferred gain	(0.9)	(1.0)
Stock-based compensation expense	4.0	2.7
Pension expense, net of funding	(3.2)	(2.8)
Changes in fair value of contingent consideration and deferred payment	0.6	0.5
Deferred income taxes	2.0	2.8
Changes in operating assets and liabilities	(22.3)	12.4
Net cash provided by continuing operating activities	37.8	45.8
Net cash used for discontinued operating activities	—	(0.3)
Net cash provided by operating activities	37.8	45.5
Investing activities:
Purchases of properties and equipment	(7.0)	(2.7)
Proceeds from (payments for) acquisition-related activity	3.0	(269.2)
Other, net	0.1	0.1
Net cash used for continuing investing activities	(3.9)	(271.8)
Net cash used for discontinued investing activities	—	(1.1)
Net cash used for investing activities	(3.9)	(272.9)
Financing activities:
(Decrease) increase in revolving lines of credit, net	(26.6)	223.0
Payments of debt financing fees	—	(0.2)
Redemptions of common stock to satisfy withholding taxes related to stock-based compensation	(0.3)	(2.4)
Cash dividends paid to stockholders	(9.0)	(8.4)
Proceeds from stock-based compensation activity	0.9	1.2
Other, net	0.1	(0.2)
Net cash (used for) provided by continuing financing activities	(34.9)	213.0
Net cash used for discontinued financing activities	—	—
Net cash (used for) provided by financing activities	(34.9)	213.0
Effects of foreign exchange rate changes on cash and cash equivalents	(0.5)	0.7
Decrease in cash and cash equivalents	(1.5)	(13.7)
Cash and cash equivalents at beginning of year	37.5	50.7
Cash and cash equivalents at end of period	$36.0	$37.0
See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(in millions)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2018	$66.1	$207.7	$346.6	$(86.1)	$(76.9)	$457.4
Net income			39.8			39.8
Total other comprehensive loss					(0.4)	(0.4)
Cash dividends declared			(9.0)			(9.0)
Stock-based payments:
Stock-based compensation		3.3				3.3
Stock option exercises and other	0.2	1.7		(0.6)		1.3
Balance at June 30, 2018	$66.3	$212.7	$377.4	$(86.7)	$(77.3)	$492.4

(in millions)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2017	$65.4	$200.3	$301.8	$(81.4)	$(92.0)	$394.1
Net income			18.7			18.7
Total other comprehensive income					6.5	6.5
Cash dividends declared			(8.4)			(8.4)
Stock-based payments:
Stock-based compensation		2.1				2.1
Stock option exercises and other	0.3	2.2		(1.2)		1.3
Performance share unit transactions	0.2	(0.2)		(1.9)		(1.9)
Balance at June 30, 2017	$65.9	$204.4	$312.1	$(84.5)	$(85.5)	$412.4
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
Products manufactured and supplied, and services rendered by the Company are divided into two operating segments: the Environmental Solutions Group and the Safety and Security Systems Group. The individual operating businesses are organized as such because they share certain characteristics, including technology, marketing, distribution and product application, which create long-term synergies. The Company’s reportable segments are consistent with its operating segments. These segments are discussed in Note 10 – Segment Information.
Basis of Presentation and Consolidation
The accompanying unaudited condensed consolidated financial statements represent the consolidation of Federal Signal Corporation and its subsidiaries included herein and have been prepared by the Company pursuant to the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures presented herein are adequate to ensure the information presented is not misleading. Except as otherwise noted, these condensed consolidated financial statements have been prepared in accordance with the Company’s accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, and should be read in conjunction with those consolidated financial statements and the notes thereto.
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
In February 2016, the FASB issued ASU No. 2016-02, Leases (“Topic 842”), which supersedes the lease accounting requirements in ASC 840, Leases (“Topic 840”). Topic 842 requires organizations that are lessees in operating lease arrangements to recognize right-of-use assets and lease liabilities on the balance sheet and requires disclosure of key qualitative and quantitative information about leasing arrangements by both lessors and lessees. Topic 842 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. As originally issued, entities would have been required to recognize and measure operating leases at the beginning of the earliest period presented using a modified retrospective approach. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

842): Targeted Improvements, which provides entities with an alternative transition method that permits application of the new guidance at the beginning of the period of adoption, with comparative periods continuing to be reported under Topic 840.
In preparation for the adoption of the new standard, the Company has established a project management team responsible for the implementation of Topic 842. The project management team is currently assessing the transition methods and impact that the adoption of this guidance will have on the Company’s consolidated financial statements. This assessment includes the evaluation of the Company’s current lease contracts and other contracts that may contain lease components. In addition, the Company is in the process of designing and implementing internal controls over gathering and reporting the information required to support the expanded disclosure requirements. Based on the implementation procedures performed to date, in addition to the expanded disclosure requirements, the Company currently anticipates the most significant adoption impacts will include (i) the recognition of right-of-use assets and lease liabilities on its consolidated balance sheets, and (ii) the recognition of the remaining deferred gain associated with the sale-leaseback transactions that the Company entered into in July 2008 for its Elgin, Illinois and University Park, Illinois plant locations as a cumulative effect adjustment to opening retained earnings. As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, the deferred gain as of December 31, 2017 totaled $10.6 million and is currently being amortized over the 15-year life of the respective leases.
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
In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment, which eliminates the second step of the two-step quantitative approach for testing goodwill for potential impairment. An entity will therefore perform the goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, and recognize an impairment charge for the amount by which the carrying amount exceeds the fair value, not to exceed the total amount of goodwill allocated to the reporting unit. An entity still has the option to perform a qualitative assessment to determine if the quantitative impairment test is necessary. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019 on a prospective basis, with early adoption permitted. The Company adopted this guidance effective January 1, 2018, and will be applying the revised guidance prospectively to future goodwill impairment tests.
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

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

The following table summarizes the impact of ASU 2017-07 on the Company’s previously reported Condensed Consolidated Statements of Operations:

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
(in millions)	As Reported	Impact of Adoption	As Adjusted	As Reported	Impact of Adoption	As Adjusted
Selling, engineering, general and administrative expenses	$34.9	$(0.1)	$34.8	$66.4	$(0.2)	$66.2
Other expense (income), net	(0.2)	0.1	(0.1)	(0.5)	0.2	(0.3)
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
In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on the accounting for the tax impact of the 2017 Tax Act. Under SAB 118, a company that has not completed its accounting for the effects of the 2017 Tax Act by its financial reporting deadline may report provisional amounts based on reasonable estimates for items for which the accounting is incomplete. Those amounts will be subject to adjustment during a measurement period of up to one year. As discussed in Note 5 – Income Taxes, the condensed consolidated financial statements for the three and six months ended June 30, 2018 include the Company’s provisional estimates of the impact of the 2017 Tax Act, in accordance with SAB 118. The Company may adjust the provisional amounts throughout the measurement period as the Company’s calculations are refined and additional interpretive guidance becomes available.
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
The adoption of Topic 606 did not have a material impact on the Company’s financial position, results of operations or cash flows. While the impact of adoption was not material, the Company’s Condensed Consolidated Statements of Operations for both the three and six months ended June 30, 2018 include a reduction in Net sales of approximately 1% within the Environmental Solutions Group based on a revised “Principal vs. Agent” analysis resulting in a change from gross to net presentation, with a corresponding reduction in Cost of sales.
The following table summarizes the impact of the adoption of Topic 606 on the Company’s Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2018:

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
(in millions)	As Reported	Balances Without Adoption of Topic 606	Effect of Change	As Reported	Balances Without Adoption of Topic 606	Effect of Change
Net sales	$291.0	$295.3	$(4.3)	$540.7	$548.2	$(7.5)
Cost of sales	211.8	216.1	(4.3)	399.6	407.1	(7.5)
Gross profit	$79.2	$79.2	$—	$141.1	$141.1	$—
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

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

The following table presents the Company’s Net sales disaggregated by geographic region, based on the location of the end customer, and by major product line:

(in millions)	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Geographic Region:
U.S.	$220.7	$417.3
Canada	45.8	78.2
Europe/Other	24.5	45.2
Total net sales	$291.0	$540.7

Major Product Line:
Environmental Solutions
Vehicles and equipment (a)	$185.2	$340.8
Parts	32.4	62.2
Rental income (b)	11.6	19.4
Other (c)	4.1	7.5
Total	$233.3	$429.9

Safety and Security Systems
Public safety and security equipment	$36.7	$67.3
Industrial signaling equipment	13.5	26.7
Warning systems	7.5	16.8
Total	$57.7	$110.8

Total net sales	$291.0	$540.7

(a)	Includes net sales from the sale of new and used vehicles and equipment, including sales of rental equipment.

(b)	Represents income from vehicle and equipment lease arrangements with customers, recognized in accordance with Topic 840.

(c)	Primarily includes revenues from services such as maintenance and repair work and the sale of extended warranty contracts.
Contract Balances
The Company recognizes contract liabilities when cash payments, such as customer deposits, are received in advance of the Company’s satisfaction of the related performance obligations. Contract liabilities are recognized as Net sales when the related performance obligations are satisfied, which generally occurs within three to six months of the cash receipt. Contract liability balances are not materially impacted by any other factors. The Company’s contract liabilities were $10.9 million and $8.9 million, as of June 30, 2018 and December 31, 2017, respectively. Contract assets, such as unbilled receivables, were not material as of any of the periods presented herein.
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

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

NOTE 3 – INVENTORIES
The following table summarizes the components of Inventories:

(in millions)	June 30, 2018	December 31, 2017
Finished goods	$73.7	$74.3
Raw materials	61.7	52.6
Work in process	12.3	10.3
Total inventories	$147.7	$137.2
NOTE 4 – DEBT
The following table summarizes the components of Long-term borrowings and capital lease obligations:

(in millions)	June 30, 2018	December 31, 2017
Amended 2016 Credit Agreement (a)	$247.3	$277.0
Capital lease obligations	0.8	0.7
Total long-term borrowings and capital lease obligations, including current portion	248.1	277.7
Less: Current capital lease obligations	0.3	0.3
Total long-term borrowings and capital lease obligations	$247.8	$277.4

(a)	Defined as the Amended and Restated Credit Agreement, dated January 27, 2016, as amended on June 2, 2017.
As more fully described within Note 11 – Fair Value Measurements, the Company uses a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The fair value of long-term debt is based on interest rates that we believe are currently available to us for issuance of debt with similar terms and remaining maturities (Level 2 input).
The following table summarizes the carrying amounts and estimated fair values of the Company’s long-term borrowings:

	June 30, 2018		December 31, 2017
(in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value
Long-term borrowings (a)	$248.1	$248.1	$277.7	$277.7

(a)
Long-term borrowings includes current portions of long-term debt and current portions of capital lease obligations of $0.3 million and $0.3 million as of June 30, 2018 and December 31, 2017, respectively.

Borrowings under the Amended 2016 Credit Agreement bear interest, at the Company’s option, at a base rate or a LIBOR rate, plus, in each case, an applicable margin. The applicable margin ranges from 0.00% to 1.25% for base rate borrowings and 1.00% to 2.25% for LIBOR borrowings. The Company must also pay a commitment fee to the lenders ranging between 0.15% to 0.30% per annum on the unused portion of the $400 million revolving credit facility along with other standard fees. Letter of credit fees are payable on outstanding letters of credit in an amount equal to the applicable LIBOR margin plus other customary fees.
The Company is subject to certain leverage ratio and interest coverage ratio financial covenants under the Amended 2016 Credit Agreement that are to be measured at each fiscal quarter-end. The Company was in compliance with all such covenants as of June 30, 2018.
As of June 30, 2018, there was $247.3 million of cash drawn and $12.4 million of undrawn letters of credit under the Amended 2016 Credit Agreement, with $140.3 million of net availability for borrowings. As of December 31, 2017, there was $277.0 million cash drawn and $17.1 million of undrawn letters of credit under the Amended 2016 Credit Agreement, with $105.9 million of net availability for borrowings.
As of June 30, 2018 and December 31, 2017, there were no borrowings against the Company’s non-U.S. lines of credit which provide for borrowings of up to $0.1 million.
For the six months ended June 30, 2018, gross borrowings under the Amended 2016 Credit Agreement were $8.0 million, while there were $34.6 million of gross payments. For the six months ended June 30, 2017, gross borrowings and gross payments were $243.0 million and $20.0 million, respectively.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

Interest Rate Swap
On June 2, 2017, the Company entered into an interest rate swap (the “Swap”) with a notional amount of $150.0 million, as a means of fixing the floating interest rate component on $150.0 million of its variable-rate debt. The Swap is designated as a cash flow hedge, with a termination date of June 2, 2020. As a result of the application of hedge accounting treatment, all unrealized gains and losses related to the derivative instrument are recorded in Accumulated other comprehensive loss and are reclassified into operations in the same period in which the hedged transaction affects earnings. Hedge effectiveness is assessed quarterly. We do not use derivative instruments for trading or speculative purposes.
As more fully described within Note 11 – Fair Value Measurements, the Company uses a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The fair value of the Swap is derived from a discounted cash flow analysis based on the terms of the contract and the interest rate curve (Level 2 inputs) and measured on a recurring basis in our Consolidated Balance Sheet. At June 30, 2018, the fair value of the Swap, included in Deferred charges and other assets on the Condensed Consolidated Balance Sheets, was $2.9 million. During the three and six months ended June 30, 2018, unrealized pre-tax gains of $0.3 million and $1.3 million, respectively, were recorded in Accumulated other comprehensive loss. During the three and six months ended June 30, 2017, an unrealized pre-tax gain of $0.4 million was recorded in Accumulated other comprehensive loss.
NOTE 5 – INCOME TAXES
The Company recognized income tax expense of $8.3 million and $6.1 million for the three months ended June 30, 2018 and 2017, respectively. The increase in tax expense in the current-year quarter is largely due to higher pre-tax income levels, offset by the impact of the lower U.S. federal corporate tax rate following the enactment of the 2017 Tax Act and the recognition of a $0.5 million excess tax benefit from stock compensation activity. The effective tax rate for the three months ended June 30, 2018 was 23.6%, compared to 34.7% in the prior-year quarter, reflecting the lower U.S. federal corporate tax rate and the excess tax benefit.
For the six months ended June 30, 2018 and 2017, the Company recognized income tax expense of $12.4 million and $9.9 million, respectively. The increase in tax expense in the current year is largely due to higher pre-tax income levels, offset by the impact of the lower U.S. federal corporate tax rate following the enactment of the 2017 Tax Act and the recognition of a $0.5 million excess tax benefit from stock compensation activity. The effective tax rate for the six months ended June 30, 2018 was 23.8%, compared to 34.6% in the prior-year period, reflecting the lower U.S. federal corporate tax rate and the excess tax benefit.
As discussed in Note 1 – Summary of Significant Accounting Policies, the condensed consolidated financial statements for the three and six months ended June 30, 2018 include the Company’s provisional estimates of the impact of the 2017 Tax Act, in accordance with SAB 118. The Company may adjust the provisional amounts throughout the measurement period as the Company’s calculations are refined and additional interpretive guidance becomes available. During the three and six months ended June 30, 2018, there have been no significant adjustments to the provisional amounts recorded at December 31, 2017.
Effective January 1, 2018, the 2017 Tax Act subjects a U.S. entity to tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. Given the complexity of the GILTI provisions, the Company is continuing to evaluate the effects of the GILTI provisions and has not yet determined its related accounting policy. As of June 30, 2018, the Company has included a provisional estimate of the GILTI related to current-year operations in its estimated annual effective tax rate.
The 2017 Tax Act also provides a one-time “transition tax” on untaxed post-1986 accumulated earnings and profits (“E&P”) of a company’s controlled foreign corporations (“CFC”) determined as of November 2, 2017 or December 31, 2017 (whichever date on which there is more deferred E&P). Cash and cash equivalents are taxed at an effective rate of 15.5% and earnings in excess of the cash position are taxed at an effective rate of 8%. The 2017 Tax Act permits the netting of positive earnings of one CFC against deficits of others. At both November 2, 2017 and December 31, 2017, the accumulated undistributed earnings of the Company’s foreign subsidiaries aggregated to an overall E&P deficit. Therefore, the Company estimates that no transition tax will be payable under the provisions of the 2017 Tax Act. As with other tax calculations surrounding the 2017 Tax Act, the Company’s estimate of its transition tax liability as of June 30, 2018 is provisional due to complexities inherent in the computations that it expects to be addressed in whole, or in part, by regulations issued during 2018.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

NOTE 6 – PENSIONS
The following table summarizes the components of net postretirement pension expense (benefit):

	U.S. Benefit Plan				Non-U.S. Benefit Plan
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017	2018	2017	2018	2017
Service cost	$—	$—	$—	$—	$—	$0.1	$0.1	$0.1
Interest cost	1.6	1.9	3.2	3.8	0.4	0.4	0.7	0.7
Amortization of actuarial loss	0.7	0.6	1.5	1.2	0.1	0.1	0.3	0.3
Expected return on plan assets	(2.2)	(2.4)	(4.4)	(4.8)	(0.6)	(0.5)	(1.2)	(1.0)
Net postretirement pension expense (benefit)	$0.1	$0.1	$0.3	$0.2	$(0.1)	$0.1	$(0.1)	$0.1
In the six months ended June 30, 2018 and 2017, the Company contributed $2.7 million and $2.7 million to its U.S. defined benefit plan, respectively, and $0.7 million and $0.4 million to its non-U.S. defined benefit plan, respectively.
The Company expects to contribute up to $6.9 million to the U.S. benefit plan and up to $1.4 million to the non-U.S. benefit plan during 2018.
NOTE 7 – COMMITMENTS AND CONTINGENCIES
Financial Commitments
The Company provides indemnifications and other guarantees in the ordinary course of business, the terms of which range in duration and often are not explicitly defined. Specifically, the Company is occasionally required to provide letters of credit and bid and performance bonds to various customers, principally to act as security for retention levels related to casualty insurance policies and to guarantee the performance of subsidiaries that engage in export and domestic transactions. At June 30, 2018, the Company had outstanding performance and financial standby letters of credit, as well as outstanding bid and performance bonds, aggregating to $17.2 million. If any such letters of credit or bonds are called, the Company would be obligated to reimburse the issuer of the letter of credit or bond. The Company believes the likelihood of any currently outstanding letter of credit or bond being called is remote.
The Company has transactions involving the sale of equipment to certain of its customers which include (i) guarantees to repurchase the equipment for a fixed price at a future date and (ii) guarantees to repurchase the equipment from the third-party lender in the event of default by the customer. As of June 30, 2018, the single year and maximum potential cash payments the Company could be required to make to repurchase equipment under these agreements were $3.8 million and $4.8 million, respectively. The Company’s risk under these repurchase arrangements would be partially mitigated by the value of the products repurchased as part of the transaction. Further, pursuant to the terms of the June 3, 2016 acquisition of substantially all of the assets and operations of Joe Johnson Equipment, Inc. and Joe Johnson Equipment (USA), Inc. (collectively, “JJE”), the former owners of JJE have agreed to reimburse the Company for certain losses incurred resulting from the requirement to repurchase equipment that was sold prior to the acquisition date. Any such reimbursement would be withheld from the C$8.0 million deferred payment to be made to the former owners of JJE on the third anniversary of the acquisition date. Historical cash requirements and losses associated with these obligations have not been significant, but could increase if customer defaults exceed current expectations.
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

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

During the year ended December 31, 2017, the Company recognized an estimated liability within the Environmental Solutions Group in connection with a specific warranty matter. Although there were no significant changes to the liability during the three and six months ended June 30, 2018, it is reasonably possible that the Company’s estimate may change in the near term as more information becomes available; however, the ultimate resolution of this matter is not expected to have a material adverse effect on the Company’s results of operations, financial position or cash flow.
The following table summarizes the changes in the Company’s warranty liabilities during the six months ended June 30, 2018 and 2017:

(in millions)	2018	2017
Balance at January 1	$8.4	$6.4
Provisions to expense	3.5	2.3
Acquisitions	—	1.5
Payments	(3.2)	(2.8)
Balance at June 30	$8.7	$7.4
Liabilities of Discontinued Operations
The Company retains certain liabilities for operations discontinued in prior periods, primarily for environmental remediation and product liability. Included in liabilities of discontinued operations on the Condensed Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017, were reserves of $0.4 million and $0.5 million, respectively, related to environmental remediation at the Pearland, Texas facility previously used by the Company’s discontinued Pauluhn business, and $1.4 million related to estimated product liability obligations of the discontinued North American refuse truck body business.
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
On June 25, 2014, a unanimous three-judge panel of the First District Illinois Appellate Court issued its opinion reversing the class certification order of the trial court. Specifically, the Appellate Court determined that the trial court’s ruling failed to satisfy the class-action requirements that the common issues of the firefighters’ claims predominate over the individual issues and that there is an adequate representative for the class. During a status hearing on October 8, 2014, plaintiffs represented to the Court that they would again seek to certify a class of firefighters on the issue of whether the Company’s sirens were defective and unreasonably dangerous. On January 12, 2015, plaintiffs filed motions to amend their complaints to add class action allegations with respect to Chicago firefighter plaintiffs as well as the approximately 1,800 firefighter plaintiffs from locations outside of Chicago. On March 11, 2015, the trial court granted plaintiff’s motions to amend their complaints. On April 24, 2015, the cases were transferred to Cook County chancery court, which will decide all class certification issues. On March 23, 2018, plaintiffs filed a motion to certify as a class all firefighters from the Chicago Fire Department who have filed lawsuits in this matter. The Company has served discovery upon plaintiffs related to this motion and intends to continue its objections to any attempt at certification. A further status hearing on class certification issues has been scheduled for September 18, 2018.
The Company has also filed motions to dismiss cases involving firefighters who worked for fire departments located outside of the state of Illinois based on improper venue. On February 24, 2017, the Circuit Court of Cook County entered orders dismissing the cases of 1,770 such firefighter plaintiffs from the jurisdiction of the state of Illinois. Pursuant to these orders, these plaintiffs had six months thereafter to refile their cases in jurisdictions where these firefighters are located. Prior to this six-month deadline, some of the attorneys representing these plaintiffs contacted the Company regarding possible settlement of these cases. During the year ended December 31, 2017, the Company entered into a global settlement agreement with two attorneys who represented approximately 1,090 of these plaintiffs. Under the terms of the settlement agreement, the Company offered $700 per plaintiff to settle these cases and 717 plaintiffs accepted this offer as a final settlement. The attorneys representing these plaintiffs agreed to withdraw from representing plaintiffs who did not respond to the settlement offer. It is the Company’s position that the non-settling plaintiffs who failed to timely refile their cases following the February 2017 dismissal by the Circuit Court of Cook County are now barred from doing so by the statute of limitations. The Company also has filed a venue motion seeking to transfer to DuPage County cases involving 10 plaintiffs who reside and work in Illinois but outside of Cook County. The Court granted this motion on June 28, 2017.
The Company has also been sued on this issue outside of the Cook County, Illinois venue. In 2007 and through 2009, a total of 71 lawsuits involving 71 plaintiffs were filed in the Court of Common Pleas, Philadelphia County, Pennsylvania. Three of these cases were dismissed pursuant to pretrial motions filed by the Company. Another case was voluntarily dismissed. Prior to trial in four cases, the Company paid nominal sums to obtain dismissals.
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
The Settlement Agreement provided that the Company pay a total amount of $3.8 million (the “Settlement Payment”) to settle the Claims (including the costs, fees and other expenses of the law firm in connection with its representation of the Claimants), subject to certain terms, conditions and procedures set forth in the Settlement Agreement. In order for the Company to be required to make the Settlement Payment: (i) each Claimant who agreed to settle his or her claims had to sign a release acceptable to the Company (a “Release”), (ii) each Claimant who agreed to the settlement and who was a plaintiff in a lawsuit, had to dismiss his or her lawsuit with prejudice, (iii) by April 29, 2011, at least 93% of the Claimants identified in the Settlement Agreement must have agreed to settle their claims and provide a signed Release to the Company and (iv) the law firm had to withdraw from representing any Claimants who did not agree to the settlement, including those who filed lawsuits. If the conditions to the settlement were met, but less than 100% of the Claimants agreed to settle their Claims and sign a Release, the Settlement Payment would be reduced by the percentage of Claimants who did not agree to the settlement.
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
In January 2015, plaintiffs’ attorneys filed two new complaints in the Court of Common Pleas, Philadelphia, Pennsylvania on behalf of approximately 70 additional firefighter plaintiffs. The vast majority of the firefighters identified in these complaints are located outside of Pennsylvania. One of the complaints in these cases, which involves 11 firefighter plaintiffs from the District of Columbia, was removed to federal court in the Eastern District of Pennsylvania. Plaintiffs voluntarily dismissed all claims in this case on May 31, 2016. The Company thereafter moved to recover various fees and costs in this case, asserting that plaintiffs’ counsel failed to properly investigate these claims prior to filing suit. The Court granted this motion on April 25, 2017, awarding $0.1 million to the Company. After plaintiffs appealed this Order, the United States Court of Appeals for the Third Circuit affirmed the lower court decision awarding fees and costs to the Company.
With respect to claims of other out-of-state firefighters involved in these two cases, the Company moved to dismiss these claims as improperly filed in Pennsylvania. The Court granted this motion and dismissed these claims on November 5, 2015. During August through December 2015, another nine new cases were filed in the Court of Common Pleas, Philadelphia County, Pennsylvania. These cases involve a total of 193 firefighters, most of whom are located outside of Pennsylvania. The Company again moved to dismiss all claims filed by out-of-state firefighters in these cases as improperly filed in Pennsylvania. On May 24, 2016, the Court granted this motion and dismissed these claims. Plaintiffs have filed a notice of appeal regarding this decision. On May 13, 2016, four new cases were filed in Philadelphia state court, involving a total of 55 Philadelphia firefighters who live in Pennsylvania. During August 2016, the Company settled a case involving four Philadelphia firefighters that had been set for trial in Philadelphia state court during September 2016. During 2017, plaintiffs filed additional cases in the

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

Court of Common Pleas, Philadelphia County, involving over 100 Philadelphia firefighter plaintiffs. During January 2017, plaintiffs filed a motion to consolidate and bifurcate, similar to a motion filed in the Pittsburgh hearing loss cases, as described below. The Company has filed an opposition to this motion. These cases were then transferred to the mass tort program in Philadelphia for pretrial purposes. Plaintiffs’ counsel thereafter dismissed several plaintiffs. During November 2017, a trial involving one Philadelphia firefighter occurred. The jury returned a verdict in favor of the Company in this trial. As of June 30, 2018, a total of 75 firefighters are involved in cases pending in the Philadelphia mass tort program.
During April through July 2013, additional cases were filed in Allegheny County, Pennsylvania on behalf of 247 plaintiff firefighters from Pittsburgh and against various defendants, including the Company. During May 2016, two additional cases were filed against the Company in Allegheny County involving 19 Pittsburgh firefighters. After the Company filed pretrial motions, the Court dismissed claims of 55 Pittsburgh firefighter plaintiffs. The Court scheduled trials for May, September and November 2016, for eight firefighters per trial. Prior to the first scheduled trial in Pittsburgh, the Court granted the Company’s motion for summary judgment and dismissed all claims asserted by plaintiff firefighters involved in this trial. Plaintiffs have appealed this dismissal. The next trial for six Pittsburgh firefighters started on November 7, 2016. Shortly after this trial began, plaintiffs’ counsel moved for a mistrial because a key witness suddenly became unavailable. The Court granted this motion and rescheduled this trial for March 6, 2017. During January 2017, plaintiffs also moved to consolidate and bifurcate trials involving Pittsburgh firefighters. In particular, plaintiffs sought one trial involving liability issues which will apply to all Pittsburgh firefighters who filed suit against the Company. The Company filed an opposition to this motion. On April 18, 2017, the trial court granted plaintiffs’ motion to bifurcate the next Pittsburgh trial. Pursuant to a motion for clarification filed by the Company, the Court ruled that the bifurcation order would only apply to six plaintiffs who were part of the next trial group in Pittsburgh. The Company thereafter sought an interlocutory appeal of the Court’s bifurcation order. The appellate court declined to accept the appeal at that time. A bifurcated trial began on September 27, 2017 in Allegheny County, Pennsylvania. Prior to and during trial, two plaintiffs were dismissed, resulting in four plaintiffs remaining for trial. After approximately two weeks of trial, the jury found that the Company’s siren product was not defective or unreasonably dangerous and rendered a verdict in favor of the Company. A second trial involving Pittsburgh firefighters began during January 2018. At the outset of this trial, plaintiffs’ attorneys requested that the Company consider settlement of various cases. This trial was continued to allow the parties to further discuss possible settlement.
During March 2018, the parties agreed in principle on a framework to resolve hearing loss claims and cases in all jurisdictions involved in the hearing loss litigation except in Cook County, Lackawanna County, and excluding one case involving one firefighter in New York City. The firefighters excluded from this settlement framework are represented by different attorneys. Pursuant to this settlement framework, the Company would pay $700 to each firefighter who has filed a lawsuit and is eligible to be part of the settlement. The Company would pay $300 to each firefighter who has not yet filed a case and is eligible to be part of the settlement. To be eligible for settlement, among other things, firefighters must provide proof that they have high frequency noise-induced hearing loss. There are approximately 3,700 firefighters whose claims may be considered as part of this settlement, including approximately 1,180 firefighters who have ongoing filed lawsuits. The parties are in the process of determining how many of these firefighters will be eligible to participate in the settlement. In order to minimize the parties’ respective legal costs and expenses during this settlement process, on July 5, 2018, the parties entered into a tolling agreement whereby counsel for the settling firefighters agreed to dismiss the pending lawsuits in all jurisdictions except for the Alleghany County (Pittsburgh), Pennsylvania cases, and the Company agreed to a tolling of any statute of limitations applicable to the dismissed cases through October 31, 2018. The settlement framework will require plaintiffs’ attorneys to withdraw from representing firefighters who elect not to participate in this settlement.
As of June 30, 2018, the Company has recognized an estimated liability for the potential settlement amount. While it is reasonably possible that the ultimate resolution of this matter may result in a loss in excess of the amount accrued, the incremental loss is not expected to be material.
During March 2014, an action also was brought in the Court of Common Pleas of Erie County, Pennsylvania on behalf of 61 firefighters. This case likewise involves various defendants in addition to the Company. After the Company filed pretrial motions, 33 Erie County firefighter plaintiffs voluntarily dismissed their claims. During August 2017, five cases involving 70 firefighter plaintiffs were filed in Lackawanna County, Pennsylvania. These cases involve firefighter plaintiffs who originally filed in Cook County and were dismissed pursuant to the Company’s forum nonconveniens motion. As of June 30, 2018, a total of 263 firefighters are involved in cases filed in Allegheny and Lackawanna counties in Pennsylvania.

On September 17, 2014, 20 lawsuits, involving a total of 193 Buffalo Fire Department firefighters, were filed in the Supreme Court of the State of New York, Erie County. All of the cases filed in Erie County, New York have been removed to federal court in the Western District of New York. Plaintiffs have filed a motion to consolidate and bifurcate these cases, similar to the

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

motion filed in the Pittsburgh hearing loss cases, as described above. The Company has filed an opposition to the motion. During February 2015, a lawsuit involving one New York City firefighter plaintiff was filed in the Supreme Court of the State of New York, New York County. The plaintiff named the Company as well as several other parties as defendants. That case subsequently was transferred to federal court in the Northern District of New York and thereafter dismissed. During April 2015 through January 2016, 29 new cases involving a total of 235 firefighters were filed in various counties in the New York City area. During December 2016 through October 2017 additional cases were filed in these jurisdictions. On February 5, 2018, the Company was served with a complaint in an additional case filed in Kings County, New York. This case involves one plaintiff. As of June 30, 2018, a total of 536 firefighters are involved in cases filed in the state of New York.
During November 2015, the Company was served with a complaint filed in Union County, New Jersey state court, involving 34 New Jersey firefighters. This case has been transferred to federal court in the District of New Jersey. During the period from January through May 2016, eight additional cases were filed in various New Jersey state courts. Most of the firefighters in these cases reside in New Jersey and work or worked at New Jersey fire departments. During December 2016, a case involving one New Jersey firefighter was filed in the United States District Court of New Jersey. As of June 30, 2018, a total of 61 firefighters are currently involved in cases filed in New Jersey. On May 2, 2017, plaintiffs filed a motion to consolidate and bifurcate in the pending federal court case in New Jersey. This motion is similar to bifurcation motions filed by plaintiffs in Pittsburgh, Buffalo and Philadelphia. The Court has denied this motion as premature. Pursuant to a petition filed by both parties, all New Jersey state court cases have been consolidated for pretrial purposes.
During May through October 2016, nine cases were filed in Suffolk County, Massachusetts state court, naming the Company as a defendant. These cases involve 194 firefighters who lived and worked in the Boston area. During August 2017, plaintiffs filed additional cases in Suffolk County court. The Company has moved to transfer various cases filed in Suffolk county to other counties in Massachusetts where plaintiffs reside and work. As of June 30, 2018, a total of 218 firefighters are involved in cases filed in Massachusetts.
During August and September 2017, plaintiffs’ attorneys filed additional hearing loss cases in Florida. The Company is the only named defendant. These cases have been filed in several different counties in Florida, including Tampa, Miami and Orlando municipalities. Plaintiffs have agreed to stipulate that they will not seek more than $75,000 in damages in any individual plaintiff case. As of June 30, 2018, a total of 166 firefighters are involved in cases filed in Florida.
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
The Company’s ongoing negotiations with its insurer, CNA, over insurance coverage on these claims have resulted in reimbursements of a portion of the Company’s defense costs. These reimbursements are recorded as a reduction of corporate operating expenses. For the six months ended June 30, 2018 and 2017, the Company recorded $0.2 million and $0.3 million of reimbursements from CNA related to legal costs, respectively.
NOTE 8 – EARNINGS PER SHARE
The Company computes earnings per share (“EPS”) in accordance with ASC 260, Earnings per Share, which requires that non-vested restricted stock containing non-forfeitable dividend rights should be treated as participating securities pursuant to the two-class method. Under the two-class method, net income is reduced by the amount of dividends declared in the period for common stock and participating securities. The remaining undistributed earnings are then allocated to common stock and participating securities as if all of the net income for the period had been distributed. The amounts of distributed and undistributed earnings allocated to participating securities for the three and six months ended June 30, 2018 and 2017 were insignificant and did not materially impact the calculation of basic or diluted EPS.
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

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

For the three and six months ended June 30, 2018, options to purchase 0.3 million of the Company’s common stock had an anti-dilutive effect on EPS, and accordingly, are excluded from the calculation of diluted EPS. For the three and six months ended June 30, 2017, options to purchase 0.7 million and 1.2 million shares, respectively, of the Company’s common stock had an anti-dilutive effect on EPS, and accordingly, are excluded from the calculation of diluted EPS.
The following table reconciles Net income to basic and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2018	2017	2018	2017
Income from continuing operations	$26.9	$11.5	$39.8	$18.7
Loss from discontinued operations and disposal, net of tax	—	(0.1)	—	—
Net income	$26.9	$11.4	$39.8	$18.7
Weighted average shares outstanding – Basic	59.9	59.7	59.9	59.7
Dilutive effect of common stock equivalents	1.1	0.6	1.0	0.6
Weighted average shares outstanding – Diluted	61.0	60.3	60.9	60.3
Basic earnings per share:
Earnings from continuing operations	$0.45	$0.19	$0.67	$0.31
Loss from discontinued operations and disposal, net of tax	—	—	—	—
Net earnings per share	$0.45	$0.19	$0.67	$0.31
Diluted earnings per share:
Earnings from continuing operations	$0.44	$0.19	$0.65	$0.31
Loss from discontinued operations and disposal, net of tax	—	—	—	—
Net earnings per share	$0.44	$0.19	$0.65	$0.31
NOTE 9 – STOCKHOLDERS’ EQUITY
Dividends
On February 19, 2018, the Company’s Board of Directors (the “Board”) declared a quarterly cash dividend of $0.07 per common share. The dividend totaled $4.2 million and was distributed on March 19, 2018 to holders of record at the close of business on March 5, 2018.
On May 1, 2018, the Board declared a quarterly cash dividend of $0.08 per common share payable. The dividend totaled $4.8 million and was distributed on May 29, 2018 to holders of record at the close of business on May 15, 2018.
During the three and six months ended June 30, 2017, dividends of $4.2 million and $8.4 million were paid to stockholders.
On July 31, 2018, the Board declared a quarterly cash dividend of $0.08 per common share payable on August 28, 2018 to holders of record at the close of business on August 14, 2018.
Accumulated Other Comprehensive Loss
The following tables summarize the changes in each component of Accumulated other comprehensive loss, net of tax:

(in millions) (a)	Actuarial Losses	Foreign Currency Translation	Unrealized Gain on Derivatives	Total
Balance at April 1, 2018	$(75.3)	$(0.5)	$1.8	$(74.0)
Other comprehensive income (loss) before reclassifications	1.1	(5.2)	0.3	(3.8)
Amounts reclassified from accumulated other comprehensive loss	0.6	—	(0.1)	0.5
Net current-period other comprehensive income (loss)	1.7	(5.2)	0.2	(3.3)
Balance at June 30, 2018	$(73.6)	$(5.7)	$2.0	$(77.3)

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

(in millions) (a)	Actuarial Losses	Foreign Currency Translation	Unrealized Gain on Derivatives	Total
Balance at April 1, 2017	$(78.8)	$(11.8)	$—	$(90.6)
Other comprehensive (loss) income before reclassifications	(0.6)	5.0	0.2	4.6
Amounts reclassified from accumulated other comprehensive loss	0.5	—	—	0.5
Net current-period other comprehensive (loss) income	(0.1)	5.0	0.2	5.1
Balance at June 30, 2017	$(78.9)	$(6.8)	$0.2	$(85.5)

(in millions) (a)	Actuarial Losses	Foreign Currency Translation	Unrealized Gain on Derivatives	Total
Balance at January 1, 2018	$(75.4)	$(2.5)	$1.0	$(76.9)
Other comprehensive income (loss) before reclassifications	0.4	(3.2)	1.1	(1.7)
Amounts reclassified from accumulated other comprehensive loss	1.4	—	(0.1)	1.3
Net current-period other comprehensive income (loss)	1.8	(3.2)	1.0	(0.4)
Balance at June 30, 2018	$(73.6)	$(5.7)	$2.0	$(77.3)

(in millions) (a)	Actuarial Losses	Foreign Currency Translation	Unrealized Gain on Derivatives	Total
Balance at January 1, 2017	$(79.0)	$(13.0)	$—	$(92.0)
Other comprehensive (loss) income before reclassifications	(0.9)	6.2	0.2	5.5
Amounts reclassified from accumulated other comprehensive loss	1.0	—	—	1.0
Net current-period other comprehensive income	0.1	6.2	0.2	6.5
Balance at June 30, 2017	$(78.9)	$(6.8)	$0.2	$(85.5)
(a)    Amounts in parentheses indicate losses.
The following table summarizes the amounts reclassified from Accumulated other comprehensive loss, net of tax, in the three months ended June 30, 2018 and 2017 and the affected line item in the Condensed Consolidated Statements of Operations:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in Condensed Consolidated Statements of Operations (a)
	2018	2017
(in millions) (b)
Amortization of actuarial losses of defined benefit pension plans	$(0.8)	$(0.7)	Other expense (income), net
Interest rate swap	0.2	—	Interest expense
Total before tax	(0.6)	(0.7)
Income tax benefit	0.1	0.2	Income tax expense
Total reclassifications for the period, net of tax	$(0.5)	$(0.5)

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

(a)	Continuing operations only.

(b)	Amounts in parentheses indicate losses.
The following table summarizes the amounts reclassified from Accumulated other comprehensive loss, net of tax, in the six months ended June 30, 2018 and 2017 and the affected line item in the Condensed Consolidated Statements of Operations:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in Condensed Consolidated Statements of Operations (a)
	2018	2017
(in millions) (b)
Amortization of actuarial losses of defined benefit pension plans	$(1.8)	$(1.5)	Other expense (income), net
Interest rate swap	0.2	—	Interest expense
Total before tax	(1.6)	(1.5)
Income tax benefit	0.3	0.5	Income tax expense
Total reclassifications for the period, net of tax	$(1.3)	$(1.0)

(a)	Continuing operations only.

(b)	Amounts in parentheses indicate losses.
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
The principal activities of the Company’s operating segments are as follows:
Environmental Solutions — Our Environmental Solutions Group is a leading manufacturer and supplier of a full range of street sweeper vehicles, sewer cleaner and vacuum loader trucks, hydro-excavation trucks, high-performance waterblasting equipment, dump truck bodies and trailers. The Group manufactures vehicles and equipment in the U.S. and Canada that are sold under the Elgin®, Vactor®, Guzzler®, WestechTM, Jetstream®, Ox Bodies®, Crysteel®, J-Craft®, Duraclass®, Rugby® and Travis® brand names. Product offerings also include certain products manufactured by other companies, such as refuse and recycling collection vehicles, camera systems, ice resurfacing equipment and snow-removal equipment. Products are sold to both municipal and industrial customers either through a dealer network or direct sales to service customers generally depending on the type and geographic location of the customer. In addition to vehicle and equipment sales, the Group also engages in the sale of parts, service and repair, equipment rentals and training as part of a complete offering to its current and potential customers through its service centers located across North America.
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

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

As described in Note 2 – Revenue Recognition, the Company’s revenue recognition accounting policy has been updated to reflect the adoption of Topic 606 on January 1, 2018. The financial information in the comparative periods presented herein has not been restated and continues to be reported under the accounting standards in effect for those periods. Refer to Note 2 – Revenue Recognition for further discussion regarding the impact of the adoption of Topic 606 on Net sales reported by the Environmental Solutions Group. The accounting policies of each operating segment are otherwise the same as those described in Note 1 – Summary of Significant Accounting Policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The results for the interim periods are not necessarily indicative of results for a full year.
The following tables summarize the Company’s continuing operations by segment, including Net sales, Operating income (loss), and Total assets:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Net sales:
Environmental Solutions	$233.3	$174.3	$429.9	$302.1
Safety and Security Systems	57.7	50.1	110.8	100.1
Total net sales	$291.0	$224.4	$540.7	$402.2
Operating income (loss):
Environmental Solutions	$37.2	$21.0	$57.8	$31.3
Safety and Security Systems	8.2	5.6	14.3	12.0
Corporate and eliminations	(7.3)	(7.8)	(14.4)	(13.1)
Total operating income	38.1	18.8	57.7	30.2
Interest expense	2.5	1.3	5.0	1.9
Other expense (income), net	0.4	(0.1)	0.5	(0.3)
Income before income taxes	$35.2	$17.6	$52.2	$28.6

(in millions)	As of June 30, 2018	As of December 31, 2017
Total assets:
Environmental Solutions	$776.8	$746.4
Safety and Security Systems	210.4	211.8
Corporate and eliminations	28.5	33.6
Total assets of continuing operations	1,015.7	991.8
Total assets of discontinued operations	0.5	0.5
Total assets	$1,016.2	$992.3
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
The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2018:

	Fair Value Measurement at Reporting Date Using
(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$4.4			$4.4
Interest rate swap		2.9		2.9
Liabilities:
Contingent consideration			6.5	6.5

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

The following table provides a roll-forward of the fair value of recurring Level 3 fair value measurements in the three months ended June 30, 2018 and 2017:

(in millions)	2018	2017
Contingent consideration liability, at April 1	$6.4	$5.4
Foreign currency translation	(0.1)	—
Total losses included in earnings (a)	0.2	0.3
Contingent consideration liability, at June 30	$6.5	$5.7

(a)
Changes in the fair value of contingent consideration liabilities are included as a component of Acquisition and integration-related expenses within the Condensed Consolidated Statements of Operations.

The following table provides a roll-forward of the fair value of recurring Level 3 fair value measurements in the six months ended June 30, 2018 and 2017:

(in millions)	2018	2017
Contingent consideration liability, at January 1	$6.3	$5.1
Foreign currency translation	(0.2)	0.1
Total losses included in earnings (a)	0.4	0.5
Contingent consideration liability, at June 30	$6.5	$5.7

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
Net sales increased by $66.6 million, or 30%, in the three months ended June 30, 2018 as compared to the prior-year quarter. Our Environmental Solutions Group reported a net sales increase of $59.0 million, or 34%, largely due to $39.4 million of incremental net sales resulting from the acquisition of TBEI, which was completed in June 2017, an increase in shipments of vacuum trucks and street sweepers, higher rental income and improved parts sales, partially offset by lower refuse truck sales. Within our Safety and Security Systems Group, net sales increased by $7.6 million, or 15%, primarily due to higher global sales of public safety products.

For the six months ended June 30, 2018, net sales increased by $138.5 million, or 34%, as compared to the corresponding period of the prior year. Within our Environmental Solutions Group, net sales improved by $127.8 million, or 42%, largely due to $90.7 million of incremental net sales from TBEI, increased shipments of vacuum trucks, sewer cleaners and street sweepers, higher rental income and improved parts sales, partially offset by lower refuse truck sales. In our Safety and Security Systems Group, net sales increased by $10.7 million, or 11%, primarily due to higher global sales of public safety products and favorable foreign currency translation effects.
Operating income increased by $19.3 million, or 103%, to $38.1 million in the three months ended June 30, 2018 as compared to the prior-year quarter, primarily driven by a $16.2 million increase within our Environmental Solutions Group associated with increased sales volumes, improved operating leverage and an incremental $4.6 million of operating income contribution from TBEI, resulting from the inclusion of three months of activity in the current-year quarter, compared to only one month in the prior-year quarter. TBEI’s operating income contribution in the second quarter included the effects of amortization expense on intangible assets acquired, which contributed to an increase in depreciation and amortization expense of $2.4 million. Operating income in the three months ended June 30, 2018 within our Safety and Security Systems Group increased by $2.6 million, while corporate expenses decreased by $0.5 million. Consolidated operating margin for the three months ended June 30, 2018 was 13.1%, up from 8.4% in the prior-year quarter.
For the six months ended June 30, 2018, operating income increased by $27.5 million as compared to the corresponding period of the prior year. Within our Environmental Solutions Group, operating income for the six months ended June 30, 2018 increased by $26.5 million, or 85%, with higher sales volumes, improved operating leverage and an incremental operating income contribution of $9.4 million from TBEI, associated with including six months of activity in 2018, compared to only one month in the prior-year period. TBEI’s operating income contribution in the first half of 2018 included the effects of amortization expense on intangible assets acquired, which contributed to an increase in depreciation and amortization expense of $5.5 million. Within our Safety and Security Systems Group, operating income in the six months ended June 30, 2018 increased by $2.3 million, while corporate expenses increased by $1.3 million. Consolidated operating margin for the six months ended June 30, 2018 was 10.7%, compared to 7.5% in the prior-year period.
Income before income taxes increased by $17.6 million, or 100%, to $35.2 million for the three months ended June 30, 2018 as compared to the prior-year quarter. The increase resulted from the higher operating income, partially offset by a $1.2 million increase in interest expense, associated with higher average debt levels following the acquisition of TBEI, and a $0.5 million decrease in other income. For the six months ended June 30, 2018, income before income taxes increased by $23.6 million, or 83%, as compared to the prior-year period, primarily due to the increase in operating income, partially offset by a $3.1 million increase in interest expense and a $0.8 million decrease in other income.
Net income from continuing operations for the three and six months ended June 30, 2018 was impacted by increases in income tax expense of $2.2 million and $2.5 million, respectively. The increases were largely due to higher pre-tax income levels, partially offset by the lower U.S. corporate tax rate following the enactment of the 2017 Tax Act and the recognition of a $0.5 million excess tax benefit from stock compensation activity in the second quarter. The effective tax rate for the three months ended June 30, 2018 was 23.6%, compared to 34.7% in the prior-year quarter, while the effective tax rate for the six months ended June 30, 2018 was 23.8%, compared to 34.6% in the prior-year period. The lower rates in the current year reflect the impact of the reduction in the U.S. corporate tax rate, which was effective at the beginning of 2018, and the excess tax benefit.
Total orders for the three months ended June 30, 2018 were $277.6 million, an increase of $6.5 million, or 2%, as compared to the prior-year quarter. Of the orders reported in the fourth quarter of 2017 and the first quarter of 2018, we estimated that the receipt of up to $45 million in orders had been accelerated from later in 2018, with customers placing orders earlier as they sought to secure availability of certain product lines with extended lead times, or to manage the procurement of their related chassis, which also have extended lead times. Despite this acceleration, our Environmental Solutions Group reported total orders of $217.3 million in the second quarter of 2018, an increase of $2.6 million, or 1%, compared to the prior-year quarter. Organic order growth was approximately $2.7 million, or 2%, primarily represented by improved orders for vacuum trucks, inclusive of higher demand from customers serving utility markets, partially offset by lower orders for refuse trucks. Orders in the three months ended June 30, 2018 within our Safety and Security Systems Group were up $3.9 million, or 7%, primarily due to improved international orders for public safety products and higher orders for warning systems.
For the six months ended June 30, 2018, total orders were $607.3 million, an increase of $121.6 million, or 25%, compared to the prior-year period. Our Environmental Solutions Group reported total orders of $491.7 million in the first half of 2018, an increase of $110.4 million, or 29%, compared to the prior-year period. The improvement was driven by the effects of the inclusion of TBEI orders for six months in 2018, and organic order growth of approximately $46.9 million, or 15%, primarily represented by improved orders for sewer cleaners and vacuum trucks, inclusive of higher demand from customers serving utility markets, partially offset by lower orders for refuse trucks. Orders in the six months ended June 30, 2018 within our

Safety and Security Systems Group were up $11.2 million, or 11%, primarily due to improved orders for public safety products and favorable foreign currency translation effects.
Our consolidated backlog at June 30, 2018 was $322.3 million, up $99.6 million, or 45%, compared to $222.7 million at June 30, 2017, largely as a result of the increase in orders for vacuum trucks and sewer cleaners received in the six months ended June 30, 2018.
Results of Operations
The following table summarizes our Condensed Consolidated Statements of Operations and illustrates the key financial indicators used to assess our consolidated financial results:

	Three Months Ended June 30,			Six Months Ended June 30,
($ in millions, except per share data)	2018	2017	Change	2018	2017	Change
Net sales	$291.0	$224.4	$66.6	$540.7	$402.2	$138.5
Cost of sales	211.8	169.7	42.1	399.6	303.9	95.7
Gross profit	79.2	54.7	24.5	141.1	98.3	42.8
Selling, engineering, general and administrative expenses	40.7	34.8	5.9	82.5	66.2	16.3
Acquisition and integration-related expenses	0.4	1.0	(0.6)	0.9	1.5	(0.6)
Restructuring	—	0.1	(0.1)	—	0.4	(0.4)
Operating income	38.1	18.8	19.3	57.7	30.2	27.5
Interest expense	2.5	1.3	1.2	5.0	1.9	3.1
Other expense (income), net	0.4	(0.1)	0.5	0.5	(0.3)	0.8
Income before income taxes	35.2	17.6	17.6	52.2	28.6	23.6
Income tax expense	8.3	6.1	2.2	12.4	9.9	2.5
Income from continuing operations	26.9	11.5	15.4	39.8	18.7	21.1
Loss from discontinued operations and disposal, net of tax	—	(0.1)	0.1	—	—	—
Net income	$26.9	$11.4	$15.5	$39.8	$18.7	$21.1
Operating data:
Operating margin	13.1%	8.4%	4.7%	10.7%	7.5%	3.2%
Diluted earnings per share – Continuing operations	$0.44	$0.19	$0.25	$0.65	$0.31	$0.34
Total orders	277.6	271.1	6.5	607.3	485.7	121.6
Backlog	322.3	222.7	99.6	322.3	222.7	99.6
Depreciation and amortization	9.0	6.6	2.4	17.6	12.3	5.3
Net sales
Net sales increased by $66.6 million, or 30%, in the three months ended June 30, 2018 as compared to the prior-year quarter. The Environmental Solutions Group reported a net sales increase of $59.0 million, or 34%, largely due to $39.4 million of incremental net sales resulting from the acquisition of TBEI, which was completed in June 2017, an increase in shipments of vacuum trucks and street sweepers, higher rental income and improved parts sales, partially offset by lower refuse truck sales. Within the Safety and Security Systems Group, net sales increased by $7.6 million, or 15%, primarily due to higher global sales of public safety products.

For the six months ended June 30, 2018, net sales increased by $138.5 million, or 34%, as compared to the corresponding period of the prior year. Within the Environmental Solutions Group, net sales improved by $127.8 million, or 42%, largely due to $90.7 million of incremental net sales from TBEI, increased shipments of vacuum trucks, sewer cleaners and street sweepers, higher rental income and improved parts sales, partially offset by lower refuse truck sales. In the Safety and Security Systems Group, net sales increased by $10.7 million, or 11%, primarily due to higher global sales of public safety products and favorable foreign currency translation effects.
Cost of sales
Cost of sales increased by $42.1 million, or 25%, for the three months ended June 30, 2018 compared to the prior-year quarter, largely due to an increase of $37.4 million, or 27%, within the Environmental Solutions Group, primarily driven by increased sales volumes, additional cost of sales from the TBEI acquisition and a $1.0 million increase in depreciation expense, partially offset by a $2.1 million reduction in purchase accounting expenses. Within the Safety and Security Systems Group, cost of sales increased by $4.7 million, or 15%, driven by higher sales volumes, as well as unfavorable foreign currency translation and sales mix effects.
For the six months ended June 30, 2018, cost of sales increased by $95.7 million, or 31%, largely due to an increase of $87.7 million, or 36%, within the Environmental Solutions Group, primarily driven by increased sales volumes and the effects of six months of TBEI activity in the current-year period compared with one month in the prior year and a $2.1 million increase in depreciation expense, partially offset by a $2.0 million reduction in purchase accounting expenses. This increase was partially offset by an increase in cost of sales of $8.0 million, or 13%, within the Safety and Security Systems Group, largely driven by higher sales volumes.
Gross profit
Gross profit increased by $24.5 million, or 45%, for the three months ended June 30, 2018, compared to the prior-year quarter, primarily due to improvements of $21.6 million and $2.9 million within the Environmental Solutions Group and the Safety and Security Systems Group, respectively. Gross margin for the three months ended June 30, 2018 improved to 27.2%, from 24.4% in the prior-year quarter, primarily due to improved operating leverage, benefits from actions taken in response to increasing commodity costs, favorable sales mix and the aforementioned reduction in purchase accounting expenses within the Environmental Solutions Group.
For the six months ended June 30, 2018, gross profit increased by $42.8 million, or 44%, primarily due to improvements of $40.1 million and $2.7 million within the Environmental Solutions Group and the Safety and Security Systems Group, respectively. Gross margin for the six months ended June 30, 2018 was 26.1%, compared to 24.4% in the prior-year period, primarily due to improved operating leverage, benefits from actions taken in response to increasing commodity costs, favorable sales mix and the aforementioned reduction in purchase accounting expenses within the Environmental Solutions Group.
Selling, engineering, general and administrative expenses
Selling, engineering, general and administrative (“SEG&A”) expenses for the three months ended June 30, 2018 increased by $5.9 million, or 17%, compared to the prior-year quarter, primarily due to a $5.3 million increase within the Environmental Solutions Group, largely the result of the addition of expenses associated with the TBEI acquisition, including an increase in amortization expense of $1.3 million. The prior-year quarter also included a $1.0 million favorable adjustment of product liability and workers compensation reserves. SEG&A expenses within the Safety and Security Systems Group increased by $0.4 million, primarily due to increased expenses associated with new product development and other growth initiatives, while Corporate SEG&A expenses increased by $0.2 million. As a percentage of net sales, SEG&A expenses decreased from 15.5% in the prior-year quarter, to 14.0% in the current-year quarter.
For the six months ended June 30, 2018, SEG&A expenses increased by $16.3 million, or 25%, primarily represented by a $13.4 million increase within the Environmental Solutions Group, largely the result of the addition of expenses of associated with the TBEI acquisition, including an increase in amortization expense of $3.2 million. SEG&A expenses within the Safety and Security Systems Group increased by $0.8 million, primarily due to increased expenses associated with new product development and other growth initiatives, while corporate SEG&A expenses increased by $2.1 million, primarily due to higher employee benefit-related costs, partially offset by a $0.8 million decrease in acquisition and integration-related expenses. As a percentage of net sales, SEG&A expenses decreased from 16.5% in the prior-year period, to 15.3% in the current-year period.
Operating income
Operating income increased by $19.3 million, or 103%, to $38.1 million in the three months ended June 30, 2018 as compared to the prior-year quarter, primarily driven by a $16.2 million increase within the Environmental Solutions Group associated with increased sales volumes, improved operating leverage and an incremental $4.6 million of operating income contribution from TBEI, resulting from the inclusion of three months of activity in the current-year quarter, compared to only one month in the prior-year quarter. TBEI’s operating income contribution in the second quarter included the effects of amortization expense on intangible assets acquired, which contributed to an increase in depreciation and amortization expense of $2.4 million. Operating income in the three months ended June 30, 2018 within the Safety and Security Systems Group increased by $2.6 million, while corporate expenses decreased by $0.5 million. Consolidated operating margin for the three months ended June 30, 2018 was 13.1%, up from 8.4% in the prior-year quarter.
For the six months ended June 30, 2018, operating income increased by $27.5 million as compared to the corresponding period of the prior year. Within the Environmental Solutions Group, operating income for the six months ended June 30, 2018 increased by $26.5 million, or 85%, with higher sales volumes, improved operating leverage and an incremental operating income contribution of $9.4 million from TBEI, associated with including six months of activity in 2018, compared to only four months in the prior-year period. TBEI’s operating income contribution in the first half of 2018 included the effects of amortization expense on intangible assets acquired, which contributed to an increase in depreciation and amortization expense of $5.5 million. Within the Safety and Security Systems Group, operating income in the six months ended June 30, 2018 increased by $2.3 million, while Corporate expenses increased by $1.3 million. Consolidated operating margin for the six months ended June 30, 2018 was 10.7%, compared to 7.5% in the prior-year period.
Interest expense
Interest expense for the three and six months ended June 30, 2018 increased by $1.2 million and $3.1 million, respectively, compared to the corresponding period of the prior year, largely due to higher average debt levels following the acquisition of TBEI.
Other expense (income), net
For the three months ended June 30, 2018, other expense totaled $0.4 million and was primarily related to foreign currency transaction losses and pension expense, whereas in the prior-year period, other income of $0.1 million was realized, representing foreign currency transaction gains that were partially offset by $0.1 million of pension expense. For the six months ended June 30, 2018, other expense totaled $0.5 million and was primarily related to foreign currency transaction losses and pension expense, whereas in the prior-year period, other income of $0.3 million was realized, representing foreign currency transaction gains that were partially offset by $0.2 million of pension expense.
Income tax expense
The Company recognized income tax expense of $8.3 million and $6.1 million for the three months ended June 30, 2018 and 2017, respectively, and income tax expense of $12.4 million and $9.9 million for the six months ended June 30, 2018 and 2017, respectively. The increases were largely due to higher pre-tax income levels, partially offset by the lower U.S. corporate tax rate following the enactment of the 2017 Tax Act and the recognition of a $0.5 million excess tax benefit from stock compensation activity in the second quarter. The effective tax rate for the three months ended June 30, 2018 was 23.6%, compared to 34.7% in the prior-year quarter, while the effective tax rate for the six months ended June 30, 2018 was 23.8%, compared to 34.6% in the prior-year period. The lower rates in the current year reflect the impact of the reduction in the U.S. corporate tax rate, which was effective at the beginning of 2018, and the excess tax benefit.
Income from continuing operations
Income from continuing operations for the three months ended June 30, 2018 increased by $15.4 million compared to the prior-year period, largely due to the aforementioned increase in operating income, partially offset by the increase in interest expense, the decrease in other income and the $2.2 million increase in income tax expense.
For the six months ended June 30, 2018, income from continuing operations increased by $21.1 million compared to the corresponding period of the prior year, largely due to the aforementioned increase in operating income, partially offset by the increase in interest expense, the decrease in other income and the $2.5 million increase in income tax expense.
Orders
On the date of acquisition, TBEI had a backlog of orders from its end customers of $44.8 million. These acquired orders were included in total orders reported for the three and six months ended June 30, 2017.
Three Months Ended June 30, 2018 vs. three months ended June 30, 2017

Total orders for the three months ended June 30, 2018 were $277.6 million, an increase of $6.5 million, or 2%, compared to the prior-year quarter. The Environmental Solutions Group reported total orders of $217.3 million in the second quarter of 2018, an increase of $2.6 million, or 1%, compared to the prior-year quarter, driven by organic order growth of approximately $2.7 million, or 2%, primarily represented by improved orders for vacuum trucks, partially offset by lower orders for refuse trucks. Orders in the three months ended June 30, 2018 within the Safety and Security Systems Group were up $3.9 million, or 7%, primarily due to improved international orders for public safety products and higher orders for warning systems.
U.S. municipal and governmental orders decreased by $2.8 million, or 3%, primarily due to a $2.9 million decrease within the Environmental Solutions Group, associated with lower orders for street sweepers and sewer cleaners. TBEI’s municipal orders also decreased by $0.8 million. Within the Safety and Security Systems Group, municipal orders increased by $0.1 million.
U.S. industrial orders increased by $2.7 million, or 2%, primarily due to an $2.4 million increase within the Environmental Solutions Group, due to an increase in orders of vacuum trucks, partially offset by decreases in orders for used trucks and sewer cleaners. The Safety and Security Systems Group reported a $0.3 million increase in industrial orders.
Non-U.S. orders increased by $6.6 million, or 11%. Within the Safety and Security Systems Group, non-U.S. orders increased by $3.5 million, largely driven by increased international orders for public safety products. Within the Environmental Solutions Group, non-U.S. orders increased by $3.1 million, due to improvements in orders for sewer cleaners, rental equipment, vacuum trucks, waterblasting equipment, parts and used equipment, partially offset by fewer orders for refuse trucks. The acquisition of TBEI also contributed $0.5 million of incremental orders.
Six months ended June 30, 2018 vs. six months ended June 30, 2017
Total orders for the six months ended June 30, 2018 were $607.3 million, an increase of $121.6 million, or 25%, as compared to the prior-year period. The Environmental Solutions Group reported total orders of $491.7 million in the first half of 2018, an increase of $110.4 million, or 29%, compared to the prior-year period. The improvement was driven by the effects of the inclusion of TBEI orders for six months in 2018 and organic order growth of approximately $46.9 million, or 15%, primarily represented by improved orders for sewer cleaners and vacuum trucks, partially offset by lower orders for refuse trucks. Orders in the six months ended June 30, 2018 within the Safety and Security Systems Group were up $11.2 million, or 11%, primarily due to improved orders for public safety products and favorable foreign currency translation effects.
U.S. municipal and governmental orders increased by $16.8 million, or 10%, primarily due to a $14.9 million increase within the Environmental Solutions Group, associated with improved orders for sewer cleaners and street sweepers. Within the Safety and Security Systems Group, municipal orders increased by $1.9 million, largely driven by higher orders for public safety products.
U.S. industrial orders increased by $95.0 million, or 48%, primarily due to a $93.5 million increase within the Environmental Solutions Group, largely driven by the acquisition of TBEI, which added $62.7 million of incremental industrial orders, and increases in orders of vacuum trucks, parts and waterblasting equipment, partially offset by a decrease in orders for street sweepers. The Safety and Security Systems Group reported a $1.5 million increase in industrial orders.
Non-U.S. orders increased by $9.8 million, or 8%. Within the Safety and Security Systems Group, non-U.S. orders increased by $7.8 million, largely driven by an increase in orders for public safety products and a favorable foreign currency translation impact. Within the Environmental Solutions Group, non-U.S. orders increased by $2.0 million, primarily due to increased orders of waterblasting equipment, vacuum trucks, rentals, used equipment, snow removal equipment and parts. The acquisition of TBEI also contributed $1.2 million of orders. These increases were partially offset by a decrease in orders for refuse trucks.
Backlog
Backlog was $322.3 million at June 30, 2018 compared to $222.7 million at June 30, 2017. The increase of $99.6 million, or 45%, was primarily due to a $93.5 million increase in backlog within the Environmental Solutions Group, largely due to higher backlog for sewer cleaners and vacuum trucks as a result of the strong orders received in the six months ended June 30, 2018. Backlog within the Safety and Security Systems Group was also up $6.1 million, primarily due to an increase in orders for public safety products and warning systems.

Environmental Solutions
The following table summarizes the Environmental Solutions Group’s operating results as of and for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,			Six Months Ended June 30,
($ in millions)	2018	2017	Change	2018	2017	Change
Net sales	$233.3	$174.3	$59.0	$429.9	$302.1	$127.8
Operating income	37.2	21.0	16.2	57.8	31.3	26.5
Operating data:
Operating margin	15.9%	12.0%	3.9%	13.4%	10.4%	3.0%
Total orders	$217.3	$214.7	$2.6	$491.7	$381.3	$110.4
Backlog	291.3	197.8	93.5	291.3	197.8	93.5
Depreciation and amortization	8.0	5.6	2.4	15.7	10.2	5.5
Three Months Ended June 30, 2018 vs. three months ended June 30, 2017
Total orders increased by $2.6 million, or 1%, for the three months ended June 30, 2018. U.S. orders decreased by $0.5 million, primarily due to reductions in orders for sewer cleaners, used equipment and street sweepers of $2.8 million, $2.7 million and $2.1 million, respectively, partially offset by a $7.4 million increase in orders for vacuum trucks. Non-U.S. orders increased by $3.1 million, or 8%, due to improvements in orders of sewer cleaners, rental equipment, vacuum trucks, waterblasting equipment, parts and used equipment of $2.8 million, $1.8 million, $1.4 million, $1.1 million, $1.1 million and $1.1 million, respectively, partially offset by a $5.7 million decrease in orders for refuse trucks.
Net sales increased by $59.0 million, or 34%, for the three months ended June 30, 2018. U.S. sales increased by $55.2 million, or 43%, primarily due to the acquisition of TBEI, which contributed $39.0 million of incremental sales, as well as increases in shipments of vacuum trucks, sewer cleaners and street sweepers of $10.8 million, $1.5 million and $1.5 million, respectively. In addition, rental income increased by $1.1 million. Non-U.S. sales increased by $3.8 million, or 9%, primarily due to improvements in sales of vacuum trucks, street sweepers and used equipment of $4.0 million, $1.4 million and $0.6 million, respectively. In addition, parts and service revenues and rental income also increased by $2.7 million and $1.8 million, respectively. Partially offsetting these improvements was an $8.9 million reduction in sales of refuse trucks.
Cost of sales increased by $37.4 million, or 27%, for the three months ended June 30, 2018, primarily attributable to increased sales volumes, the effects of three months of TBEI activity in the current-year quarter compared with one month in the prior year and a $1.0 million increase in depreciation expense, partially offset by a $2.1 million reduction in purchase accounting expenses. Gross margin increased to 24.8% from 20.8% in the prior-year quarter, primarily due to improved operating leverage, benefits from actions taken in response to increasing commodity costs, favorable sales mix and the reduction in purchase accounting expenses.
SEG&A expenses increased by $5.3 million for the three months ended June 30, 2018, largely due to the addition of expenses associated with the prior year TBEI acquisition, including an increase in amortization expense of $1.3 million. The prior-year quarter also included a $1.0 million favorable adjustment of product liability and workers compensation reserves.
Operating income for the three months ended June 30, 2018 increased by $16.2 million, largely due to a $21.6 million increase in gross profit, partially offset by the $5.3 million increase in SEG&A expenses and a $0.1 million increase in acquisition-related expenses.
Six months ended June 30, 2018 vs. six months ended June 30, 2017
Total orders increased by $110.4 million, or 29%, for the six months ended June 30, 2018. U.S. orders increased by $108.4 million, or 37%, largely due to the prior-year acquisition of TBEI, which contributed an increase in orders of $62.4 million. The organic growth in the U.S. was largely due to improvements in orders for vacuum trucks and sewer cleaners of $31.8 million and $12.6 million, respectively. Non-U.S. orders increased by $2.0 million, or 2%, primarily attributable to increased orders for waterblasting equipment, vacuum trucks, rental equipment, used equipment, snow removal equipment and parts of $3.4 million, $2.7 million, $2.7 million, $2.5 million, $2.3 million and $1.3 million, respectively. The acquisition of TBEI also contributed $1.2 million of orders. Partially offsetting these improvements was a $14.5 million reduction in refuse truck orders.
Net sales increased by $127.8 million, or 42%, for the six months ended June 30, 2018. U.S. sales increased by $122.9 million, or 55%, primarily due to the inclusion of five more months of TBEI activity in the current-year period, accounting for $89.7 million of the sales increase, as well as increases in shipments of vacuum trucks, sewer cleaners, used equipment and street sweepers of $16.5 million, $12.5 million, $1.5 million and $1.4 million, respectively. In addition, rental income increased by $1.6 million. Non-U.S. sales increased by $4.9 million, or 6%, primarily due to increases in shipments of vacuum trucks, snow-removal equipment and street sweepers of $4.3 million, $3.8 million and $1.9 million, respectively. Parts and service revenues and rental income also increased by $4.0 million and $2.7 million, respectively. Partially offsetting these improvements was a $12.3 million reduction in sales of refuse trucks.
Cost of sales increased by $87.7 million, or 36%, for the six months ended June 30, 2018, primarily attributable to higher sales volumes, the effects of six months of TBEI activity in the current-year compared with one month in the prior year and a $2.1 million increase in depreciation expense, partially offset by a $2.0 million reduction in purchase accounting expenses. Gross margin increased to 23.4% from 20.1% in the prior-year period, primarily due to improved operating leverage, benefits from actions taken in response to increasing commodity costs, favorable sales mix and the reduction in purchase accounting expenses.
SEG&A expenses increased by $13.4 million for the six months ended June 30, 2018, largely due to the addition of expenses associated with the TBEI acquisition, including an increase in amortization expense of $3.2 million.
Operating income for the six months ended June 30, 2018 increased by $26.5 million, largely due to a $40.1 million increase in gross profit, partially offset by the $13.4 million increase in SEG&A expenses and a $0.2 million increase in acquisition-related expenses.
Backlog was $291.3 million at June 30, 2018, up 47.3% compared to $197.8 million at June 30, 2017. The increase was largely a result of the increase in orders for vacuum trucks and sewer cleaners received in the six months ended June 30, 2018.
Safety and Security Systems
The following table summarizes the Safety and Security Systems Group’s operating results as of and for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,			Six Months Ended June 30,
($ in millions)	2018	2017	Change	2018	2017	Change
Net sales	$57.7	$50.1	$7.6	$110.8	$100.1	$10.7
Operating income	8.2	5.6	2.6	14.3	12.0	2.3
Operating data:
Operating margin	14.2%	11.2%	3.0%	12.9%	12.0%	0.9%
Total orders	$60.3	$56.4	$3.9	$115.6	$104.4	$11.2
Backlog	31.0	24.9	6.1	31.0	24.9	6.1
Depreciation and amortization	1.0	1.0	—	1.9	2.0	(0.1)
Three Months Ended June 30, 2018 vs. three months ended June 30, 2017
Total orders increased by $3.9 million, or 7%, for the three months ended June 30, 2018. In the aggregate, U.S. orders increased by $0.4 million compared to the prior-year quarter, primarily due to a $0.7 million increase in orders for warning systems. Non-U.S. orders increased by $3.5 million, largely driven by a $3.1 million increase in orders for public safety products, a $1.0 million favorable foreign currency translation impact, and a $0.5 million increase in orders for warning systems, partially offset by a $1.1 million reduction in orders for industrial signaling equipment.
Net sales increased by $7.6 million, or 15%, for the three months ended June 30, 2018. U.S. sales increased by $1.5 million, primarily due to a $3.1 million increase in sales of public safety products, partially offset by a $1.9 million decrease in sales of warning systems. Non-U.S. sales increased by $6.1 million, primarily due to a $3.9 million increase in sales of public safety products, a $1.0 million favorable foreign currency translation impact, and increases in sales of warning systems and industrial signaling equipment of $0.8 million and $0.4 million, respectively.
Cost of sales increased by $4.7 million, or 15%, for the three months ended June 30, 2018, largely due to higher sales volumes and an unfavorable foreign currency translation impact of $0.7 million. Gross margin for the three months ended June 30, 2018 improved to 36.9%, compared to 36.7% in the prior-year quarter.
SEG&A expenses for the three months ended June 30, 2018 increased by $0.4 million, or 3%. As a percentage of net sales, SEG&A expenses decreased from 25.3% in the prior-year quarter, to 22.7% in the current-year quarter.

Operating income increased by $2.6 million for the three months ended June 30, 2018. The increase was primarily attributable to the $2.9 million improvement in gross profit and a $0.1 million decrease in restructuring charges, partially offset by the $0.4 million increase in SEG&A expenses.
Six months ended June 30, 2018 vs. six months ended June 30, 2017
Total orders increased by $11.2 million or 11%, for the six months ended June 30, 2018. In the aggregate, U.S. orders increased by $3.4 million, primarily due to increases in orders for public safety products and warning systems of $2.6 million and $1.5 million, respectively, offset by a $0.6 million reduction in orders for industrial signaling equipment. Non-U.S. orders increased by $7.8 million, largely driven by a $5.8 million increase in orders for public safety products and a $2.9 million favorable foreign currency translation effect, which were partially offset by a $0.6 million reduction in orders for industrial signaling equipment.
Net sales increased by $10.7 million, or 11%, for the six months ended June 30, 2018. U.S. sales increased by $3.3 million, primarily due to a $4.6 million increase in sales of public safety products, partially offset by reductions in sales of warning systems and industrial signaling equipment of $0.7 million and $0.6 million, respectively. Non-U.S. sales increased by $7.4 million, primarily due to increases in sales of public safety products, industrial signaling equipment and warning systems of $3.4 million, $1.0 million and $0.6 million, respectively, as well as a $2.4 million favorable foreign currency translation impact.
Cost of sales increased by $8.0 million, or 13%, for the six months ended June 30, 2018, largely due to higher sales volumes, and an unfavorable foreign currency translation impact of $1.8 million. Gross margin for the six months ended June 30, 2018 was 36.4%, compared to 37.6% in the first half of last year, driven by unfavorable mix experienced in the first quarter of 2018 in comparison to the same period of the prior-year.
SEG&A expenses for the six months ended June 30, 2018 increased by $0.8 million, or 3%, primarily due to increased expenses associated with new product development and other growth initiatives. As a percentage of net sales, SEG&A expenses decreased from 25.2% in the prior-year period, to 23.5% in the current-year period.
Operating income increased by $2.3 million for the six months ended June 30, 2018. The increase was primarily attributable to the $2.7 million increase in gross profit and a $0.4 million reduction in restructuring charges, partially offset by the $0.8 million increase in SEG&A expenses.
Backlog was $31.0 million at June 30, 2018, up from $24.9 million at June 30, 2017, primarily due to increased orders for public safety products within international markets and outdoor warning systems.
Corporate Expenses
Corporate operating expenses for the three months ended June 30, 2018 were $7.3 million, compared to $7.8 million in the prior-year quarter. The decrease was primarily driven by a $0.7 million reduction in acquisition and integration-related expenses and lower legal costs, partially offset by increased employee benefit-related costs.
Corporate operating expenses for the six months ended June 30, 2018 were $14.4 million, compared to $13.1 million in the prior-year period. The increase was primarily driven by higher employee benefit-related costs, partially offset by a $0.8 million decrease in acquisition and integration-related expenses.
Seasonality of Company’s Business
Certain of the Company’s businesses are susceptible to the influences of seasonal factors, including buying patterns, delivery patterns and productivity influences from holiday periods and weather. In general, the Company tends to have lower equipment sales in the first calendar quarter of each year compared to other quarters as a result of these factors. In addition, rental income and parts sales are generally higher in the second and third quarters of the year, because many of the Company’s products are used for maintenance activities in North America, where usage is typically lower during periods of harsher weather conditions.
Financial Condition, Liquidity and Capital Resources
The Company uses its cash flow from operations to fund growth, make capital investments that sustain its operations, reduce costs, or both, and make pension contributions. Beyond these uses, remaining cash may be used to fund additional strategic acquisitions of businesses, pay down debt, repurchase shares, or fund dividend payments. In the absence of significant unanticipated cash demands, we believe that the Company’s existing cash balances, cash flow from operations and borrowings available under the Amended 2016 Credit Agreement, will provide funds sufficient for these purposes. The net cash flows associated with the Company’s rental equipment transactions are included in cash flow from operating activities.
The Company’s cash and cash equivalents totaled $36.0 million and $37.5 million as of June 30, 2018 and December 31, 2017, respectively. As of June 30, 2018, $22.4 million of cash and cash equivalents was held by foreign subsidiaries. Cash and cash equivalents held by subsidiaries outside the U.S. typically are held in the currency of the country in which it is located. This cash is used to fund the operating activities of our foreign subsidiaries and for further investment in foreign operations. Generally, we consider such cash to be permanently reinvested in our foreign operations and our current plans do not demonstrate a need to repatriate such cash to fund U.S. operations. However, in the event that these funds were needed to fund U.S. operations or to satisfy U.S. obligations, they generally could be repatriated. The repatriation of these funds may then cause us to incur additional U.S. income tax expense, which would be dependent on income tax laws and other circumstances at the time any such amounts were repatriated. The 2017 Tax Act provides a one-time “transition tax” on E&P of a company’s CFC determined as of November 2, 2017 or December 31, 2017 (whichever date on which there is more deferred E&P). The Company’s accumulated undistributed earnings of foreign subsidiaries aggregated to an overall E&P deficit. Therefore, the Company estimates that no transition tax will be payable under the provisions of the 2017 Tax Act. As with other tax calculations surrounding the 2017 Tax Act, the Company’s estimate of its transition tax liability as of June 30, 2018 is provisional due to complexities inherent in the computations that it expects to be addressed in whole, or in part, by regulations issued during 2018. The Company will continue to evaluate its U.S. and foreign cash needs and, as circumstances change, may change its assertion related to all or a portion of its undistributed foreign earnings.
Net cash of $37.8 million was generated by continuing operating activities in the six months ended June 30, 2018, down from $45.8 million in the prior-year period. Higher earnings were offset by a $9.2 million increase in income tax payments, which was largely timing-related, as well as additions to working capital and rental assets in support of increased demand, and higher incentive compensation payments in comparison to the prior year.
Net cash of $3.9 million was used for continuing investing activities in the six months ended June 30, 2018, compared with $271.8 million in the prior-year period. In the six months ended June 30, 2017, the Company paid an initial $269.2 million (net of cash acquired) to acquire TBEI. During the six months ended June 30, 2018, the Company received $3.0 million as part of the finalization of certain post-closing adjustments in connection with the acquisition of TBEI. Capital expenditures in the six months ended June 30, 2018 and 2017 were $7.0 million and $2.7 million, respectively.
Net cash of $34.9 million was used for continuing financing activities in the six months ended June 30, 2018, whereas in the prior-year period, $213.0 million of cash was provided by continuing financing activities. In the six months ended June 30, 2018, the Company paid down $26.6 million of debt and funded cash dividends of $9.0 million. In the six months ended June 30, 2017, in connection with the funding of the acquisition of TBEI, the Company borrowed $243.0 million against its revolving credit facility. Prior to June 30, 2017, $20.0 million of those borrowings were paid down. In addition, the Company funded cash dividends of $8.4 million and redeemed $2.4 million of stock in order to remit funds to tax authorities to satisfy employees’ tax withholdings following the vesting of stock-based compensation.
The Company is subject to certain leverage ratio and interest coverage ratio financial covenants under the Amended 2016 Credit Agreement that are to be measured at each fiscal quarter-end. The Company was in compliance with all such covenants as of June 30, 2018.
As of June 30, 2018, there was $247.3 million of cash drawn and $12.4 million of undrawn letters of credit under the Amended 2016 Credit Agreement, with $140.3 million of net availability for borrowings. As of June 30, 2018, there were no borrowings against the Company’s non-U.S. lines of credit which provide for borrowings of up to $0.1 million.
The Company anticipates that capital expenditures for 2018 will be in the range of $15 million to $20 million.
Contractual Obligations and Off-Balance Sheet Arrangements
During the six months ended June 30, 2018, there have been no material changes in the Company’s contractual obligations and off-balance sheet arrangements as described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
See Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. During the six months ended June 30, 2018, there have been no significant changes in our exposure to market risk.

Item 4.	Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of June 30, 2018. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2018.
As a matter of practice, the Company’s management continues to review and document internal control and procedures for financial reporting. From time to time, the Company may make changes aimed at enhancing the effectiveness of the controls and ensuring that the systems evolve with the business. There were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting during the three months ended June 30, 2018.

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
The Company is able to declare dividends at current levels under the restricted payment guidelines set forth above.
Purchases of Equity Securities
The following table provides a summary of the Company’s repurchase activity for its common stock during the three months ended June 30, 2018:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (a)
April 2018 (4/1/18 – 5/5/18)	—	$—	—	$31,395,802
May 2018 (5/6/18 – 6/2/18)	—	—	—	31,395,802
June 2018 (6/3/18 – 6/30/18)	—	—	—	31,395,802

(a)	On November 4, 2014, the Board authorized a stock repurchase program of up to $75.0 million of the Company’s common stock.

Item 3.	Defaults upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.

Other Events
On August 7, 2018, the Company issued a press release announcing its financial results for the three and six months ended June 30, 2018. The presentation slides for the second quarter 2018 earnings call were also posted on the Company’s website at that time. The full text of the second quarter financial results press release and earnings presentation are attached hereto as Exhibits 99.1 and 99.2, respectively, to this Form 10-Q.

Item 6.     Exhibits.

3.1	Restated Certificate of Incorporation of the Company. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed April 30, 2010.

3.2	Amended and Restated By-laws of the Company. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed February 9, 2016.

10.1*	Form of Nonqualified Stock Option Award Agreement.

10.2*	Form of Performance Share Unit Award Agreement - Non-U.S.

10.3*	Form of Performance Share Unit Award Agreement - U.S.

10.4*	Form of Restricted Stock Award Agreement - U.S.

10.5*	Form of Restricted Stock Unit Award Agreement - Non-U.S.

10.6	First Amendment to the Federal Signal Corporation Retirement Savings Plan, as amended and restated as of January 1, 2015.

31.1	CEO Certification under Section 302 of the Sarbanes-Oxley Act.

31.2	CFO Certification under Section 302 of the Sarbanes-Oxley Act.

32.1	CEO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act.

32.2	CFO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act.

99.1	Second Quarter Financial Results Press Release, Dated August 7, 2018.

99.2	Second Quarter Earnings Call Presentation Slides.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(a)(3) of Form 10-K.

SIGNATURE
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Signal Corporation

Date:	August 7, 2018	/s/ Ian A. Hudson
Ian A. Hudson
Senior Vice President and Chief Financial Officer (Principal Financial Officer)