Form 10-K
period 2018-12-31
FEDERAL SIGNAL CORP /DE/
filed 2019-02-28
CIK 277509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑        No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐        No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑        No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or shorter period that the registrant was required to submit and post such files).    Yes  ☑        No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑
As of June 30, 2018, the aggregate market value of voting stock held by non-affiliates was $1,371,933,852. For purposes of the foregoing calculation only, executive officers and directors of the registrant have been deemed to be affiliates.
As of January 31, 2019, the number of shares outstanding of the registrant’s common stock was 60,148,935.
Documents Incorporated By Reference
Portions of the registrant’s definitive proxy statement for the 2019 Annual Meeting of Stockholders are incorporated by reference in Part III.

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

PART I
Item 1.    Business.
Federal Signal Corporation, founded in 1901, was reincorporated as a Delaware corporation in 1969. The Company designs, manufactures and supplies a suite of products and integrated solutions for municipal, governmental, industrial and commercial customers. The Company’s portfolio of products that it manufactures includes sewer cleaners, vacuum trucks, street sweepers, waterblasters, dump truck bodies, trailers, and safety and security systems, including technology-based products and solutions for the public safety market. In addition, we sell parts and provide service, repair, equipment rentals and training as part of a comprehensive aftermarket offering to our customers. Federal Signal Corporation and its subsidiaries operate 14 principal manufacturing facilities in five countries and provide products and integrated solutions to customers in all regions of the world.
Narrative Description of Business
Products manufactured and supplied, and services rendered, by the Company are divided into two reportable segments: the Environmental Solutions Group and the Safety and Security Systems Group. The individual operating businesses are organized as such because they share certain characteristics, including technology, marketing, distribution and product application, which create long-term synergies. Corporate contains those items that are not included in our reportable segments.
Financial information concerning the Company’s two reportable segments for each of the three years in the period ended December 31, 2018, is included in Note 16 – Segment Information to the accompanying consolidated financial statements and is incorporated herein by reference. Information regarding the Company’s discontinued operations is included in Note 18 – Discontinued Operations to the accompanying consolidated financial statements and is incorporated herein by reference.
Environmental Solutions Group
Our Environmental Solutions Group is a leading manufacturer and supplier of a full range of street sweeper vehicles, sewer cleaner and vacuum loader trucks, hydro-excavation trucks, high-performance waterblasting equipment, dump truck bodies and trailers. The Group manufactures vehicles and equipment in the U.S. and Canada that are sold under the Elgin®, Vactor®, Guzzler®, WestechTM, Jetstream®, Ox Bodies®, Crysteel®, J-Craft®, Duraclass®, Rugby® and Travis® brand names. Products are sold to both municipal and industrial customers either through a dealer network or direct sales to service customers generally depending on the type and geographic location of the customer. The acquisition of substantially all of the assets and operations of Joe Johnson Equipment, Inc. and Joe Johnson Equipment (USA), Inc. (collectively, “JJE”) in 2016 extended the Environmental Solutions Group’s existing sales channel and increased the number of service centers through which its parts, service and rental offerings can be provided to current and potential customers. The acquisition of JJE also broadened the Environmental Solutions Group’s product offerings to include other products, such as refuse and recycling collection vehicles, camera systems, ice resurfacing equipment and snow-removal equipment. In addition to vehicle and equipment sales, the Group also engages in the sale of parts, service and repair, equipment rentals and training as part of a complete offering to its current and potential customers through its service centers located across North America.
Under the Elgin brand name, the Company sells a leading U.S. brand of street sweepers primarily designed for large-scale cleaning of curbed streets, parking lots and other paved surfaces utilizing mechanical sweeping, vacuum and recirculating air technology. Vactor is a leading manufacturer of vacuum trucks used to maintain sewer lines, catch basins and storm sewers, as well as hydro-excavation trucks to meet the need for safe and non-destructive excavation. Guzzler is a leader in industrial vacuum loaders used to manage industrial waste or recover and recycle valuable raw materials. Westech is a manufacturer of high-quality, rugged vacuum trucks. Jetstream manufactures high pressure waterblast equipment and accessories for commercial and industrial cleaning and maintenance operations. The Company manufactures and sells dump truck bodies and trailers under the Ox Bodies, Crysteel, J-Craft, Duraclass, Rugby and Travis brand names.
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

Marketing and Distribution
Depending primarily on the type and geographic location of the end-customer, the Environmental Solutions Group uses either a dealer network, including JJE, or direct sales to serve customers. The 2017 acquisition of Truck Bodies and Equipment International (“TBEI”) increased the number of dealers within our network and also added additional direct sales resources. The dealer network serves both municipal and industrial end markets. Within municipal markets, the majority of our dealers operate exclusively in their assigned territory. In conjunction with selling vehicles to end-customers, dealer representatives demonstrate vehicle functionality and capability and provide vehicle service. In addition to selling products manufactured by the Company, JJE distributes and re-sells products manufactured by other companies. The Company believes its regional, national and global dealer networks for vehicles is a distinguishing factor from its competitors. The Environmental Solutions Group’s direct sales channel concentrates on the industrial, utility and construction market segments, and the service centers provide post-sale service, ancillary parts and equipment rentals. The acquisition of JJE increased the number of service centers through which its parts, service and rental offerings can be provided to current and potential customers.
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
Customers and Backlog
No single customer accounted for 10% or more of the Company’s net sales in any year within the three-year period ended December 31, 2018. Of the $1,173.2 million total orders reported in 2018, approximately 31% were from U.S. municipal and governmental customers, 47% were from U.S. commercial and industrial customers and 22% were from non-U.S. customers.
During 2018, the Company’s U.S. municipal and governmental orders increased by 3% compared to 2017 levels, primarily due to improved orders for sewer cleaners and public safety products, partially offset by lower orders for outdoor warning systems. During 2017, the Company’s U.S. municipal and governmental orders increased by 18% compared to 2016 levels, driven by improved orders for street sweepers and sewer cleaners, as well as additional orders for dump truck bodies following the acquisition of TBEI.
During 2018, the Company’s U.S. industrial and commercial orders increased by 29% from 2017 levels, largely attributable to improved orders for vacuum trucks, the effects of a full year of TBEI orders in 2018 compared to seven months of activity in 2017, and increased orders for outdoor warning systems within the Safety and Security Systems Group. During 2017, the Company’s U.S. commercial and industrial orders increased by 140% from 2016 levels, largely attributable to improved orders for sewer cleaners and vacuum trucks, the addition of orders following the TBEI acquisition, the effects of a full year of JJE orders in 2017 compared to seven months of activity in 2016, and increased orders from industrial markets within the Safety and Security Systems Group.
During 2018, the Company’s non-U.S. orders increased by 8% from 2017, largely due to a $7.8 million increase within the Environmental Solutions Group, reflecting increased orders for vacuum trucks, sewer cleaners and street sweepers, as well as the effects of higher aftermarket demand. These increases were partially offset by lower orders for refuse trucks. Within the Safety and Security Systems Group, non-U.S. orders increased by $11.7 million, driven by improved orders from international public safety markets. During 2017, the Company’s non-U.S. orders increased by 21% from 2016, largely due to a $35.6 million increase within the Environmental Solutions Group, reflecting increased Canadian orders following the acquisition of JJE in June of 2016. Within the Safety and Security Systems Group, non-U.S. orders increased by $5.2 million, driven by improved orders in industrial and coal markets, partially offset by reduced orders from international public safety markets.
Of the Company’s non-U.S. orders received in 2018, approximately 62% were from Canada, 19% were from Europe and less than 10% were from any other particular region. Non-U.S. municipal and governmental markets are similar to the U.S. municipal and governmental markets in that they are largely dependent on tax revenues to support spending and orders may be subject to budgetary cycles and public-entity bid procedures.
The Company’s backlog totaled $337.7 million at December 31, 2018 compared to $257.5 million at December 31, 2017. The increase of $80.2 million, or 31%, was attributable to higher demand for vacuum trucks, sewer cleaners and street sweepers. Backlogs vary by group due to the nature of the Company’s products and the buying patterns of its customers. TBEI’s product lines typically experience average lead times ranging from one to three months. Following the acquisition of TBEI, the Environmental Solutions Group typically experiences an average backlog of approximately three to six months of shipments.

The Safety and Security Systems Group typically experiences an average backlog of approximately two months of shipments. Production of the Company’s December 31, 2018 backlog is expected to be substantially completed during 2019.
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
Employees
The Company employed approximately 3,300 people in its businesses at December 31, 2018, with the Company’s U.S. hourly workers accounting for approximately 52% of its total workforce. Approximately 17% of the Company’s U.S. hourly workers were represented by unions at December 31, 2018. The Company believes that its labor relations with its employees are good.
Governmental Regulation of the Environment
The Company believes it complies with federal, state and local provisions that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment. The Company endeavors to establish environmentally-friendly policies and objectives, and believes that these actions are also consistent with cost-effective operating practices. Capital expenditures in 2018 attributable to compliance with such laws were not material. The Company believes that the overall impact of compliance with environmental regulations will not have a material adverse effect on our financial position, results of operations or cash flow.
In May 2012, the Company sold a facility in Pearland, Texas. The facility was previously used by the Company’s discontinued Pauluhn business, which manufactured marine, offshore and industrial lighting products. As of December 31, 2018 and 2017,

$0.4 million and $0.5 million, respectively, of reserves related to the environmental remediation of the Pearland facility have been included in liabilities of discontinued operations on the Consolidated Balance Sheets. The Company’s estimate may change as more information becomes available; however, the costs are not expected to have a material adverse effect on the Company’s results of operations, financial position or cash flow.
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
Executive Officers of the Registrant
The following is a list of the Company’s executive officers, their ages, business experience and positions as of February 1, 2019:
Jennifer L. Sherman, age 54, was appointed President and Chief Executive Officer effective January 1, 2016. Ms. Sherman was also appointed to the Board of Directors effective January 1, 2016. Since joining the Company in 1994, Ms. Sherman has served in various roles of increasing responsibility, most recently as Senior Vice President and Chief Operating Officer from April 2014 to December 31, 2015. Ms. Sherman also previously served as Senior Vice President, Chief Administrative Officer, General Counsel and Secretary from 2010 to April 2014, Senior Vice President, Human Resources, General Counsel and Secretary from 2008 to 2010, and Vice President, General Counsel and Secretary from 2004 to 2008.
Daniel A. DuPré, age 62, was appointed Vice President, General Counsel and Secretary in November 2015. Mr. DuPré joined the Company in 2006, most recently serving as its Deputy General Counsel. Mr. DuPré previously held senior legal positions at Sears Holdings Corporation, Bank One Corporation, and Brunswick Corporation and served as an Assistant United States Attorney for the Northern District of Illinois.
Lauren B. Elting, age 37, was appointed Vice President and Corporate Controller in May 2018. Prior to joining the Company in January 2017, Ms. Elting worked at Ernst & Young LLP from 2004 to 2016, most recently as Senior Audit Manager.
Robert E. Fines, age 60, was appointed Vice President and General Manager of TBEI in June 2017, following the Company’s acquisition of TBEI, where Mr. Fines had served as Chief Executive Officer since 2008. Prior to joining TBEI, Mr. Fines held senior management positions at Kirtland Capital, Avery Dennison and GE Plastics.
Ian A. Hudson, age 42, was appointed Senior Vice President and Chief Financial Officer in October 2017. Mr. Hudson joined the Company in August 2013 as Vice President and Corporate Controller. Prior to joining the Company, Mr. Hudson served as Director of Accounting – Latin America and Asia Pacific at Groupon, Inc. from June 2012 to August 2013. Prior to that role, Mr. Hudson worked at Ernst & Young, LLP from 1998 to 2012, most recently as Senior Audit Manager.
Svetlana Vinokur, age 39, was appointed Vice President, Treasurer and Corporate Development in April 2015. Prior to joining the Company, Ms. Vinokur worked as Assistant Treasurer at Illinois Tool Works Inc. Prior to that role, Ms. Vinokur served as Finance Head of M&A Strategy at Mead Johnson Nutrition Company and as a senior associate for Robert W. Baird & Company’s Consumer and Industrial Investment Banking group. Ms. Vinokur started her career at Ford Motor Company, serving in various finance roles.
Mark D. Weber, age 61, was appointed Senior Vice President and Chief Operating Officer in January 2018, upon rejoining the Company after four years at Supreme Industries, Inc. (“Supreme”). Mr. Weber joined Supreme in May 2013 as President and Chief Executive Officer, serving in that capacity up to the sale of Supreme to Wabash National Corporation, which was completed in September 2017. Prior to joining Supreme, Mr. Weber worked for 17 years as an executive within the Company’s Environmental Solutions Group, including a decade as Group President.
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
In 2018, we generated approximately 78% of our net sales in the U.S. Our ability to be profitable depends heavily on varying conditions in the U.S. governmental and municipal markets, as well as the overall U.S. economy. The industrial markets in which we compete are subject to considerable cyclicality, and move in response to cycles in the overall business environment. Many of our customers are municipal government agencies, and as a result, we are dependent on municipal government spending. Spending by our municipal customers can be affected by federal, state and local political circumstances, budgetary constraints, changing priorities, actual or potential government shutdowns and other factors. The U.S. government and municipalities depend heavily on tax revenues as a source of spending and accordingly, there is a historical correlation that suggests a lag of one to two years between the condition of the U.S. economy and our sales to the U.S. government and municipalities. Therefore, downturns in the U.S. economy are likely to result in decreases in demand for our products. During previous economic downturns, we experienced decreases in sales and profitability, and we expect our business to remain subject to similar economic fluctuations in the future. In addition, the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”) may result in changes in federal, state and local tax revenues which could impact governmental spending and demand for our products.
We have international operations that are subject to compliance with domestic and foreign laws and regulations, economic and political uncertainties and foreign currency rate fluctuations.
Our business is subject to fluctuations in demand and changing international economic, legal and political conditions that are beyond our control. In 2018, approximately 22% of our net sales were to customers outside the U.S. and we expect a significant portion of our revenues to come from international sales in the foreseeable future. Operating in the international marketplace exposes us to a number of risks, including the need to comply with U.S. and foreign laws and regulations applicable to our foreign operations, such as the Foreign Corrupt Practices Act, the United Kingdom (“U.K.”) Bribery Act and their counterparts in other foreign jurisdictions in which we operate, restrictive domestic and international trade regulations, changes in these laws, regulations and policies by the U.S. and foreign governments. In addition, we may be exposed to risks associated with actual or threatened imposition of tariffs or trade barriers on our products or materials incorporated into our products, actual or threatened trade disputes, including so-called “trade wars,” political and economic instability in the jurisdictions in which we operate, foreign receivables collection risk, local labor market conditions, and, in some cases, international hostilities. The costs of compliance with these various laws, regulations and policies can be significant and penalties for non-compliance could significantly impact our business.
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
We have observed a global increase in information technology security threats and more sophisticated cyber-attacks. Our business could be impacted by such disruptions, which in turn could pose a risk to the security of our systems and networks and the confidentiality, accessibility and integrity of information stored and transmitted on those systems and networks. We have adopted measures to address cyber-attacks and mitigate potential risks to our systems from these information technology-related disruptions. However, given the unpredictability of the timing, nature and scope of such disruptions, our systems and networks remain potentially vulnerable to attacks. Depending on their nature and scope, such attacks could potentially lead to the compromising of confidential information, misuse of our systems and networks, manipulation and destruction of data, misappropriation of assets or production stoppages and supply shortages, which in turn could adversely affect our reputation, financial condition, results of operations or cash flow.
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
As a portion of our workforce is unionized, we are subject to risk of work stoppages and other labor relations matters. As of December 31, 2018, approximately 17% of our U.S. hourly workers were represented by labor unions and were covered by collective bargaining agreements with various unions. Many of these agreements include provisions that limit our ability to realize cost savings. Our current collective bargaining agreement with the International Brotherhood of Electrical Workers is due to expire in April 2019. Any strikes, threats of strikes or other organized disruptions in connection with the negotiation of new labor agreements or other negotiations could materially adversely affect our business as well as impair our ability to implement further measures to reduce costs and improve production efficiencies.
Our pension funding requirements and expenses are affected by certain factors outside of our control, including the performance of plan assets, the discount rate used to value liabilities, actuarial assumptions and experience and legal and regulatory changes.
Our funding obligations and pension expense for our defined benefit pension plans are driven by the performance of assets set aside in trusts for these plans, the discount rate used to value the plans’ liabilities, actuarial assumptions and experience and legal and regulatory funding requirements. Changes in these factors could have an adverse impact on our financial condition, results of operations or cash flow. In addition, a portion of our pension plan assets are invested in equity securities, which can experience significant declines if financial markets weaken. The level of the funding of our defined benefit pension plan liabilities was approximately 79% as of December 31, 2018. Funding of the Company’s U.S. defined benefit pension plan is determined in accordance with guidelines set forth in the Employee Retirement Income Security Act (“ERISA”). The current year funding status was impacted by a lower discount rate than in the prior year. Our future pension expenses and funding requirements could increase significantly due to the effect of adverse changes in the discount rate, asset values or the estimated expected return on plan assets. In addition, we could become legally required to make increased cash contributions to the pension plans, and these contributions could be material and negatively affect our cash flow.
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
An impairment in the carrying value of goodwill, intangible assets or long-lived assets could negatively affect our financial position and results of operations.
As of December 31, 2018, goodwill and intangible assets represented 37% and 14% of total consolidated assets, respectively. Rental equipment and properties and equipment are long-lived assets which also represented more than 5% of our total consolidated assets as of December 31, 2018. Goodwill and indefinite-lived intangible assets are tested for impairment annually, or more frequently if indicators of impairment exist. Definite-lived intangible assets and long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In evaluating the potential for impairment of goodwill, intangible assets and long-lived assets, we make assumptions regarding future operating performance, business trends, competition and market and general economic conditions. Such analyses further require us to make certain assumptions about our sales, operating margins, growth rates and discount rates. There are inherent uncertainties related to these factors. An impairment charge may result from, among other things, a significant decline in operating results, adverse market conditions, unfavorable changes in applicable laws or regulations, or a variety of other factors. Our total consolidated assets and results of operations for the applicable period could be materially adversely affected if any such charge is recorded.

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
We may assume liabilities in connection with the acquisition of businesses. There may be liabilities that we fail or are unable to discover in the course of performing due diligence investigations on the acquired businesses, or that may be more material than we discovered. In these circumstances, we cannot assure that our rights to indemnification will be sufficient in amount, scope or duration to fully offset the possible liabilities associated with the businesses or property acquired. Further, these liabilities could result in unexpected legal or regulatory exposure, unexpected increases in taxes or other adverse effects on our business. Any such liabilities, individually or in the aggregate, could have a material adverse effect on our financial condition, results of operations or cash flow.
Item 1B.    Unresolved Staff Comments.
None.
Item 2.    Properties.
As of December 31, 2018, the Company utilized ten principal manufacturing plants located throughout the U.S., as well as two in Europe, one in Canada and one in South Africa. The Company also leases facilities within the U.S., Europe and Canada from which we provide sales, service and/or equipment rentals. As of December 31, 2018, the Company devoted approximately 1.6 million square feet to manufacturing and 0.8 million square feet to sales, service, warehousing and office space. Of the total square footage, approximately 78% is devoted to the Environmental Solutions Group and 22% to the Safety and Security Systems Group. Approximately 42% of the total square footage is owned by the Company with the remaining 58% being leased. Owned facilities are subject to lien under the Company’s Amended and Restated Credit Agreement dated January 27, 2016 (as amended on June 2, 2017, the “Amended 2016 Credit Agreement”).
The Company believes its properties, and related machinery and equipment, are well-maintained, suitable and adequate for their intended purposes. In the aggregate, these facilities are of sufficient capacity for the Company’s current business needs. However, the Company may make additional investments in certain facilities in the future in response to increased demand for the Company’s products.
Item 3.    Legal Proceedings.
The information concerning the Company’s legal proceedings included in Note 12 – Legal Proceedings to the accompanying consolidated financial statements is incorporated herein by reference.

Item 4. Mine Safety Disclosures.
Not applicable.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
The Company’s common stock is listed and traded on the New York Stock Exchange (“NYSE”) under the symbol “FSS”.
Holders
As of January 31, 2019, there were 1,571 holders of record of the Company’s common stock.
Securities Authorized for Issuance under Equity Compensation
Information concerning the Company’s equity compensation plans is included under Item 12 of Part III of this Form 10-K.
Recent Sales of Unregistered Securities
There were no sales of unregistered securities by the Company during the year ended December 31, 2018.
Purchases of Equity Securities
The following table provides a summary of the Company’s repurchase activity for its common stock during the three months ended December 31, 2018:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (a)
October 2018 (9/30/18 - 11/3/18)	—	$—	—	$31,395,802
November 2018 (11/4/18 - 12/1/18)	—	—	—	31,395,802
December 2018 (12/2/18 - 12/31/18)	62,500	19.7920	62,500	30,158,802

(a)	On November 4, 2014, the Board authorized a stock repurchase program of up to $75.0 million of the Company’s common stock.

Performance Graph
The following graph compares the cumulative five-year total return to stockholders of the Company’s common stock relative to the cumulative total returns of the Russell 2000 index, the S&P Midcap 400 index and the S&P Industrials index. The graph assumes that the value of the investment in the Company’s common stock, and in each index, was $100 on December 31, 2013 and assumes reinvestment of all dividends through December 31, 2018.
Copyright© 2019 Russell Investment Group. All rights reserved.
Copyright© 2019 Standard & Poor’s, a division of S&P Global. All rights reserved.

	As of December 31,
	2013	2014	2015	2016	2017	2018
Federal Signal Corporation	$100.00	$106.04	$110.64	$111.22	$145.48	$146.03
Russell 2000	100.00	104.89	100.26	121.63	139.44	124.09
S&P Midcap 400	100.00	109.77	107.38	129.65	150.71	134.01
S&P Industrials	100.00	109.83	107.04	127.23	153.99	133.53
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

Item 6.    Selected Financial Data.
The following table summarizes selected financial information of the Company as of, and for each of the five years in the period ended, December 31, 2018:

	For the Years Ended December 31,
($ in millions, except per share data)	2018	2017	2016	2015	2014
Results of Operations:
Net sales	$1,089.5	$898.5	$707.9	$768.0	$779.1
Operating income (a) (b) (c) (d)	121.5	73.6	60.8	107.4	92.0
Income from continuing operations (a) (b) (c) (d) (e)	93.7	60.5	39.4	65.8	59.7
Gain (loss) from discontinued operations and disposal, net of tax	0.3	1.1	4.4	(2.3)	4.0
Net income (a) (b) (c) (d) (e)	$94.0	$61.6	$43.8	$63.5	$63.7
Financial Position:
Capital expenditures	$14.1	$8.0	$6.1	$9.6	$13.7
Depreciation and amortization	36.4	30.0	19.1	12.3	11.5
Total assets	1,023.8	992.3	643.2	666.5	658.7
Total debt (f)	210.1	277.7	64.0	44.1	50.2
Common Stock Data:
Diluted earnings per share — continuing operations	$1.53	$1.00	$0.64	$1.04	$0.94
Cash dividends per common share	0.31	0.28	0.28	0.25	0.09
Weighted average shares outstanding — diluted (in millions)	61.2	60.4	61.2	63.4	63.6
Performance Measures:
Operating margin	11.2%	8.2%	8.6%	14.0%	11.8%
Adjusted EBITDA (g)	$160.5	$113.5	$86.6	$120.1	$103.5
Adjusted EBITDA margin (g)	14.7%	12.6%	12.2%	15.6%	13.3%
Other Data:
Total orders	$1,173.2	$1,018.0	$674.4	$686.1	$807.4
Backlog	337.7	257.5	137.0	171.3	254.7

(a)
2018 operating income includes acquisition and integration-related expenses of $1.5 million. 2018 income from continuing operations includes the after-tax effects of the acquisition and integration-related expenses, as well as an $8.6 million net benefit associated with tax planning strategies.

(b)
2017 operating income includes acquisition and integration-related expenses and restructuring charges of $2.7 million and $0.6 million, respectively. 2017 income from continuing operations includes the after-tax effects of the acquisition and integration-related expenses, restructuring charges and pension settlement charges of $6.1 million, as well as a $20.2 million net benefit from special tax items, primarily represented by the Company’s preliminary estimate of the impact of the 2017 Tax Act, including the effect of the reduction in the corporate tax rate in the U.S.

(c)
2016 operating income includes acquisition and integration-related expenses and restructuring charges of $1.4 million and $1.7 million, respectively. 2016 income from continuing operations includes the after-tax effects of the acquisition and integration-related expenses and restructuring charges and also $0.3 million of debt settlement charges, and a $2.2 million net benefit resulting from changes in deferred tax valuation allowances in Canada and the U.K.

(d)
2015 operating income includes restructuring charges of $0.4 million. 2015 income from continuing operations includes the after-tax effects of the restructuring charges, as well as a $1.4 million net benefit from special tax items, comprised of a $4.2 million net tax benefit associated with tax planning strategies, offset by a $2.4 million adjustment of deferred tax assets and $0.4 million of expense associated with a change in the enacted tax rate in the U.K.

(e)	2014 income from continuing operations includes the effects of a $3.5 million release of valuation allowance that was previously recorded against the Company’s foreign deferred tax assets.

(f)	Includes short-term borrowings, the current portion of long-term borrowings and capital lease obligations of $0.2 million, $0.3 million, $0.5 million, $0.4 million and $6.2 million, respectively.

(g)
The Company uses adjusted EBITDA and the ratio of adjusted EBITDA to net sales (“adjusted EBITDA margin”) as additional measures which are representative of its underlying performance and to improve the comparability of results across reporting periods. We believe that investors use versions of these metrics in a similar manner. For these reasons, the Company believes that adjusted EBITDA and adjusted EBITDA margin are meaningful metrics to investors in evaluating the Company’s underlying financial performance. Consolidated adjusted EBITDA is a non-GAAP measure that represents the total of income from continuing operations, interest expense, pension settlement charges, hearing loss settlement charges, debt settlement charges, acquisition and integration-related expenses, restructuring activity, executive severance costs, purchase accounting effects, other income/expense, income tax expense, and depreciation and amortization expense. Consolidated adjusted EBITDA margin is a non-GAAP measure that represents the total of income from continuing operations, interest expense, pension settlement charges, hearing loss settlement charges, debt settlement charges, acquisition and integration-related expenses, restructuring activity, executive severance costs, purchase accounting effects, other income/expense, income tax expense, and depreciation and amortization expense divided by net sales for the applicable period(s). Other companies may use different methods to calculate adjusted EBITDA and adjusted EBITDA margin. The following table summarizes the Company’s consolidated adjusted EBITDA and adjusted EBITDA margin and reconciles income from continuing operations to consolidated adjusted EBITDA for each of the five years in the period ended December 31, 2018:

	For the Years Ended December 31,
($ in millions)	2018	2017	2016	2015	2014
Income from continuing operations	$93.7	$60.5	$39.4	$65.8	$59.7
Add:
Interest expense	9.3	7.3	1.9	2.3	3.6
Pension settlement charges	—	6.1	—	—	—
Hearing loss settlement charges	0.4	1.5	—	—	—
Debt settlement charges	—	—	0.3	—	—
Acquisition and integration-related expenses	1.5	2.7	1.4	—	—
Restructuring	—	0.6	1.7	0.4	—
Executive severance costs	—	0.7	—	—	—
Purchase accounting effects *	0.7	4.4	3.6	—	—
Other expense (income), net	0.6	(0.8)	1.8	5.2	5.0
Income tax expense	17.9	0.5	17.4	34.1	23.7
Depreciation and amortization	36.4	30.0	19.1	12.3	11.5
Adjusted EBITDA	$160.5	$113.5	$86.6	$120.1	$103.5

Net sales	$1,089.5	$898.5	$707.9	$768.0	$779.1

Adjusted EBITDA margin	14.7%	12.6%	12.2%	15.6%	13.3%
*Purchase accounting effects represent the step-up in the valuation of equipment acquired in recent business combinations that was sold during the periods presented within.
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
Executive Summary
The Company is a leading global manufacturer and supplier of (i) vehicles and equipment for maintenance and infrastructure end-markets, including sewer cleaners, vacuum trucks, street sweepers, dump truck bodies and trailers and (ii) safety, security and communication equipment, such as lights, sirens and warning systems. In addition, we sell parts and provide service, repair, equipment rentals and training as part of a comprehensive aftermarket offering to our customer base. We operate 14 manufacturing facilities in five countries and provide products and integrated solutions to municipal, governmental, industrial and commercial customers in all regions of the world.
As described in Note 16 – Segment Information to the accompanying consolidated financial statements, the Company’s business units are organized in two reportable segments: the Environmental Solutions Group and the Safety and Security Systems Group.
During 2018, the Company continued to focus on executing against its key long-term objectives, including the following:

•	Creating disciplined growth;

•	Improving manufacturing efficiencies and costs;

•	Leveraging invested capital; and

•	Diversifying our customer base.
Highlights of the Company’s achievement against these objectives in 2018 include the following:

•
With the traction on our organic growth initiatives, and benefits from the 2017 acquisition of TBEI, we accelerated the achievement of our goal of profitably growing our revenues in excess of $1 billion by 2020. Our net sales for the year ended December 31, 2018 increased to $1,089.5 million.

•	We generated $93.7 million of Income from continuing operations during the year ended December 31, 2018, an increase of $33.2 million, or 55%, compared with $60.5 million in 2017.

•	On a consolidated basis, our adjusted EBITDA* increased by $47.0 million, or 41%, and our adjusted EBITDA margin* for 2018 was 14.7%, up from 12.6% in 2017.

•	Both of our groups reported significant improvement in net sales and earnings, delivering adjusted EBITDA margins* towards the high end of our target ranges.

•
We have continued to focus on new product development and are encouraged that these efforts will provide additional opportunities to further diversify our customer base. In particular, we are pleased with the market reaction to our new hydro-excavator vehicle designed for utility markets.

•
Our eighty-twenty improvement (“ETI”) initiatives remain a critical part of our culture and we continue to focus on reducing product costs and improving manufacturing efficiencies across all our businesses.

•
With $92.8 million of cash being generated from continuing operations during 2018, we have been able to pay down $62.1 million of debt in 2018, bringing our total debt repayment since the completion of the TBEI acquisition in June 2017 to approximately $96.0 million.

•	During the year, we demonstrated our commitment to returning value to stockholders by paying increased cash dividends of $18.7 million in 2018, up from $16.8 million in 2017.

•
We also spent $1.2 million repurchasing shares under our authorized repurchase program. At the end of 2018, we had $30.2 million of authorization remaining under our existing share repurchase program, which represents approximately 2% of our market capitalization.

•
With our strong balance sheet and positive operating cash flow, we are well positioned to continue to invest in internal growth initiatives, pursue strategic acquisitions and consider ways to return value to stockholders.

Our consolidated financial results in 2018 reflected year-over-year improvement in many areas, driven by both organic growth and benefits from our recent acquisitions:

•	Net sales for the year ended December 31, 2018 increased by $191.0 million, or 21%, to $1,089.5 million, with organic sales growth of approximately 12%.

•	Operating income for the year ended December 31, 2018 increased by $47.9 million, or 65%, to $121.5 million.

•
Adjusted EBITDA* for the year ended December 31, 2018 was $160.5 million, up $47.0 million, or 41%, and our adjusted EBITDA margin* for the year ended December 31, 2018 was 14.7%, up from 12.6% in 2017.

•
Income from continuing operations for the year ended December 31, 2018 was $93.7 million, up $33.2 million, or 55%, from $60.5 million in the prior year. This equated to diluted earnings per share of $1.53, up 53% from $1.00 per share last year.

•	Cash flow from continuing operating activities for the year ended December 31, 2018 was $92.8 million, an increase of $19.3 million, or 26%.

•	Total orders for the year ended December 31, 2018 were $1,173.2 million, an increase of $155.2 million, or 15%.

•	Our consolidated backlog at December 31, 2018 was $337.7 million, up $80.2 million, or 31%, from $257.5 million at December 31, 2017.
* The Company uses adjusted EBITDA and adjusted EBITDA margin as additional measures which are representative of its underlying performance and to improve the comparability of results across reporting periods. Refer to Item 6. Selected Financial Data for further discussion regarding these non-GAAP metrics and a reconciliation of each to the most comparable GAAP measure for each of the periods presented.

Results of Operations
The following table summarizes our Consolidated Statements of Operations and illustrates the key financial indicators used to assess our consolidated financial results:

	For the Years Ended December 31,			Change
($ in millions, except per share data)	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Net sales	$1,089.5	$898.5	$707.9	$191.0	$190.6
Cost of sales	807.4	677.3	524.5	130.1	152.8
Gross profit	282.1	221.2	183.4	60.9	37.8
Selling, engineering, general and administrative expenses	159.1	144.3	119.5	14.8	24.8
Acquisition and integration-related expenses	1.5	2.7	1.4	(1.2)	1.3
Restructuring	—	0.6	1.7	(0.6)	(1.1)
Operating income	121.5	73.6	60.8	47.9	12.8
Interest expense	9.3	7.3	1.9	2.0	5.4
Debt settlement charges	—	—	0.3	—	(0.3)
Pension settlement charges	—	6.1	—	(6.1)	6.1
Other expense (income), net	0.6	(0.8)	1.8	1.4	(2.6)
Income before income taxes	111.6	61.0	56.8	50.6	4.2
Income tax expense	17.9	0.5	17.4	17.4	(16.9)
Income from continuing operations	93.7	60.5	39.4	33.2	21.1
Gain from discontinued operations and disposal, net of tax	0.3	1.1	4.4	(0.8)	(3.3)
Net income	$94.0	$61.6	$43.8	$32.4	$17.8
Other data:
Operating margin	11.2%	8.2%	8.6%	3.0%	(0.4)%
Adjusted EBITDA (a)	$160.5	$113.5	$86.6	$47.0	$26.9
Adjusted EBITDA margin (a)	14.7%	12.6%	12.2%	2.1%	0.4%
Diluted earnings per share — Continuing operations	$1.53	$1.00	$0.64	$0.53	$0.36
Total orders	1,173.2	1,018.0	674.4	155.2	343.6
Backlog	337.7	257.5	137.0	80.2	120.5
Depreciation & amortization	36.4	30.0	19.1	6.4	10.9

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

Year ended December 31, 2018 vs. year ended December 31, 2017
Net sales
Net sales increased by $191.0 million, or 21%, for the year ended December 31, 2018, compared to the prior year. Within the Environmental Solutions Group, net sales increased by $170.9 million, or 25%, largely due to $98.1 million of incremental net sales resulting from the prior-year TBEI acquisition and organic sales growth of $72.8 million, or 12%. The organic growth was primarily due to improved shipments of vacuum trucks and sewer cleaners, in addition to higher aftermarket revenues, represented by increases in rental income, parts and services revenues and sales of used equipment. These improvements included benefits from pricing actions and were partially offset by lower sales of products manufactured by other companies, such as refuse trucks. In the Safety and Security Systems Group, net sales increased by $20.1 million, or 10%, primarily due to higher sales into global public safety markets and improved international sales of outdoor warning systems.
Cost of sales
For the year ended December 31, 2018, cost of sales increased by $130.1 million, or 19%, compared to the prior year, largely due to an increase of $117.1 million, or 21%, within the Environmental Solutions Group, primarily driven by increased sales volumes, the effects of a full-year of TBEI activity in the current-year period compared with seven months in the prior year, higher material costs and a $3.7 million increase in depreciation expense, partially offset by a $3.7 million reduction in purchase accounting expenses. Within the Safety and Security Systems Group, cost of sales increased by $13.0 million, or 10%, largely driven by higher sales volumes and unfavorable foreign currency translation effects.
Gross profit
For the year ended December 31, 2018, gross profit increased by $60.9 million, or 28%, compared to the prior year, primarily due to improvements of $53.8 million and $7.1 million within the Environmental Solutions Group and the Safety and Security Systems Group, respectively. Gross margin for the year ended December 31, 2018 was 25.9%, compared to 24.6% in the prior year, primarily driven by a 210 basis point gross margin improvement within the Environmental Solutions Group, associated with improved operating leverage, benefits from actions taken in response to higher commodity costs, favorable sales mix and the reduction in purchase accounting expenses, described above, partially offset by the higher depreciation expense.
Selling, engineering, general and administrative expenses
For the year ended December 31, 2018, SEG&A expenses increased by $14.8 million, or 10%, primarily represented by a $13.2 million increase within the Environmental Solutions Group, largely the result of the addition of expenses of associated with the TBEI acquisition, including an increase in amortization expense of $3.2 million. SEG&A expenses within the Safety and Security Systems Group increased by $0.6 million, primarily due to higher expenses associated with new product development and other growth initiatives, while corporate SEG&A expenses increased by $1.0 million. As a percentage of net sales, SEG&A expenses decreased from 16.1% in the prior year, to 14.6% in the current year.
Operating income
Operating income for the year ended December 31, 2018 increased by $47.9 million, or 65%, to $121.5 million, compared to the prior year. Within our Environmental Solutions Group, operating income for the year ended December 31, 2018 increased by $40.6 million, or 56%, with higher sales volumes, improved operating leverage and an incremental operating income contribution of $9.5 million from TBEI, associated with including a full-year of activity in 2018, compared to only seven months in the prior year. TBEI’s operating income contribution in 2018 included the effects of amortization expense on intangible assets acquired, which contributed to an increase in depreciation and amortization expense of $6.9 million. Within our Safety and Security Systems Group, operating income for the year ended December 31, 2018 increased by $7.1 million, or 26%, while corporate expenses decreased by $0.2 million, primarily driven by a $1.2 million decrease in acquisition and integration-related expenses, reductions in hearing loss litigation and post-employment expenses and the absence of $0.7 million in executive severance costs, partially offset by higher employee incentive and stock compensation costs. Consolidated operating margin for the year ended December 31, 2018 was 11.2%, compared to 8.2% in the prior year.
Interest expense
Interest expense for the year ended December 31, 2018 increased by $2.0 million, or 27%, compared to the prior year, largely due to higher average debt levels following the acquisition of TBEI in June 2017. For further discussion, see Note 8 – Debt to the accompanying consolidated financial statements.
Other expense (income), net
For the year ended December 31, 2018, Other expense (income), net, totaled $0.6 million of expense, largely due to foreign currency transaction losses and $0.4 million of net periodic pension expense. For the year ended December 31, 2017, $0.8 million of income was reported, largely due to foreign currency transaction gains, which were partially offset by $0.4 million of net periodic pension expense.
Income tax expense
The Company recognized income tax expense of $17.9 million for the year ended December 31, 2018, compared to $0.5 million for the year ended December 31, 2017. The increase in income tax expense was primarily due to higher earnings, and the impact of certain special tax items in the prior year, which did not repeat in 2018. In addition, during the year ended December 31, 2018, the Company recognized a tax benefit of $8.6 million associated with the completion of a tax planning strategy in Spain, which is expected to reduce cash tax payments in that jurisdiction over the next several years. Tax expense for the year ended December 31, 2017 was lower than in 2018, largely due to the recognition of a $23.0 million net tax benefit associated with the revaluation of the Company’s net deferred tax liabilities in the U.S. following the reduction of the federal corporate tax rate included in the 2017 Tax Act. This benefit was partially offset by a $2.2 million net increase in valuation allowance, inclusive of a $3.0 million valuation allowance recorded against the Company’s foreign tax credits as a result of the enactment of the 2017 Tax Act, the recognition of $0.6 million of additional tax expense associated with a change in the state tax rate in Illinois, and additional taxes resulting from higher pre-tax earnings. The Company’s effective tax rate for the year ended December 31, 2018 was 16.0%, compared to 0.8% in 2017. The 2018 effective tax rate included the effects of the benefit from the tax planning strategy, whereas the 2017 effective tax rate included the aforementioned impacts resulting from the 2017 Tax Act. For further discussion, see Note 9 – Income Taxes to the accompanying consolidated financial statements.
Income from continuing operations
Income from continuing operations was $93.7 million for the year ended December 31, 2018, compared with $60.5 million in the prior year, largely due to the improved operating income and the absence of $6.1 million in pension settlement charges incurred in the prior year, partially offset by the $17.4 million increase in income tax expense, the $2.0 million increase in interest expense and the $1.4 million reduction in other income.
Gain from discontinued operations and disposal, net of tax
In the year ended December 31, 2018, the Company recorded a net gain from discontinued operations and disposal of $0.3 million, primarily due to adjustments of estimated product liability obligations of previously discontinued businesses, resulting from updated actuarial valuations.
In the year ended December 31, 2017, the Company recorded a net gain from discontinued operations and disposal of $1.1 million, primarily due to an adjustment of foreign tax credits associated with the sale of the Fire Rescue Group and adjustments of estimated product liability obligations of previously discontinued businesses, resulting from updated actuarial valuations.
For further discussion of the gain from discontinued operations and disposals, see Note 18 – Discontinued Operations to the accompanying consolidated financial statements.
Year ended December 31, 2017 vs. year ended December 31, 2016
Net sales
Net sales increased by $190.6 million, or 27%, for the year ended December 31, 2017, compared to the prior year. Within the Environmental Solutions Group, net sales increased by $201.9 million, or 41%, largely due to the addition of $109.4 million of net sales from the TBEI acquisition, approximately $54.7 million of incremental net sales resulting from the JJE acquisition, including increases in rental income and sales of used equipment, and improved domestic sales of sewer cleaners and vacuum trucks. In the Safety and Security Systems Group, net sales decreased by $11.3 million, or 5%, primarily due to lower sales into global public safety markets and decreased sales of outdoor warning systems.
Cost of sales
For the year ended December 31, 2017, cost of sales increased by $152.8 million, or 29%, compared to the prior year, largely due to an increase of $162.4 million, or 42%, within the Environmental Solutions Group, primarily driven by increased sales volumes, additional cost of sales from the TBEI acquisition and the effects of a full year of JJE activity in 2017 compared with seven months in 2016, recognition of approximately $0.8 million more expense associated with purchase accounting effects and a $6.5 million increase in depreciation expense, largely resulting from depreciation on rental equipment acquired in the JJE transaction. This increase was partially offset by a decrease in cost of sales of $9.6 million, or 7%, within the Safety and Security Systems Group, largely driven by lower sales volumes and the impact of material and labor cost reduction initiatives.
Gross profit
For the year ended December 31, 2017, gross profit increased by $37.8 million, or 21%, compared to the prior year, primarily due to a $39.5 million improvement in the Environmental Solutions Group, partially offset by a $1.7 million reduction within the Safety and Security Systems Group. Gross margin for the year ended December 31, 2017 was 24.6%, compared to 25.9% in the prior year, largely due to incremental depreciation expense and purchase accounting expense effects, partially offset by gross margin improvement within the Safety and Security Systems Group related to the savings associated with material and labor cost reduction initiatives.

Selling, engineering, general and administrative expenses
For the year ended December 31, 2017, SEG&A expenses increased by $24.8 million, or 21%, primarily represented by a $21.1 million increase within the Environmental Solutions Group, largely the result of the addition of expenses of businesses acquired, a $4.7 million increase in amortization expense and strategic investments in our sales force to support our organic growth initiatives. SEG&A expenses with the Safety and Security Systems Group increased by $0.3 million in comparison to the prior year, while Corporate SEG&A expenses increased by $3.4 million, primarily driven by the recognition of $0.7 million in executive severance costs, increased legal expenses associated with hearing loss litigation and higher employee incentive compensation costs.
Operating income
Operating income for the year ended December 31, 2017 increased by $12.8 million, or 21%, to $73.6 million, primarily driven by a $17.9 million operating income improvement within the Environmental Solutions Group, associated with increased sales volumes, a $6.2 million operating income contribution from TBEI and the effects of including a full year of operating income from JJE in 2017, compared to only seven months in 2016. TBEI’s operating income contribution in 2017 included the effects of amortization expense on intangible assets acquired, which, coupled with the increased JJE activity, contributed to an increase in the Environmental Solutions Group’s depreciation and amortization expense of $11.2 million. In addition, there was a $0.8 million increase in purchase accounting expense effects and a $0.5 million increase in acquisition-related costs in 2017. Within the Safety and Security Systems Group, operating income in the year ended December 31, 2017 decreased by $0.9 million, with the $1.7 million decrease in gross profit and $0.3 million increase in SEG&A expenses being partially offset by a $1.1 million reduction in restructuring charges. In addition to the $3.4 million increase in SEG&A expenses, corporate expenses in the year ended December 31, 2017 also included a $0.8 million increase in acquisition-related expenses. Consolidated operating margin for the year ended December 31, 2017, inclusive of the incremental depreciation and amortization, purchase accounting expense effects, hearing loss settlement charges and acquisition costs, was 8.2%, compared to 8.6% in the prior year.
Interest expense
Interest expense for the year ended December 31, 2017 increased by $5.4 million compared to the prior year, largely due to higher average debt levels following the acquisition of TBEI.
Pension settlement charges
During the year ended December 31, 2017, the Company announced a limited-time voluntary lump-sum pension offering to eligible, terminated, vested participants of its U.S. defined benefit plan, paying a total of $13.7 million in lump-sum benefit payments to individuals that elected to receive a lump-sum settlement payment, using assets of the plan. As total benefit payments during the year ended December 31, 2017 exceeded the sum of the service and interest cost, the Company was required to measure the liabilities of the benefit plans and recognize a pension settlement charge of $6.1 million. For further discussion, see Note 10 – Pensions to the accompanying consolidated financial statements.
Other (income) expense, net
For the year ended December 31, 2017, Other (income) expense, net, totaled $0.8 million of income, largely due to foreign currency transaction gains, partially offset by $0.4 million of net periodic pension expense. For the year ended December 31, 2016, $1.8 million of expense was reported, largely related to $3.1 million of net periodic pension expense, partially offset by a gain on the settlement of a foreign currency forward contract and interest income on a loan provided to a customer.
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

Income from continuing operations
Income from continuing operations was $60.5 million for the year ended December 31, 2017, compared with $39.4 million in the prior year, largely due to the improved operating income, the $16.9 million reduction in income tax expense, the $2.6 million increase in other income and the absence of $0.3 million in debt settlement charges, partially offset by the $5.4 million increase in interest expense, associated with higher average debt levels following the acquisition of TBEI and the $6.1 million pension settlement charge.
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
Orders & Backlog

($ in millions)	2018	2017	2016
Total orders	$1,173.2	$1,018.0	$674.4
Change in orders year-over-year	15.2%	50.9%	(1.7)%
Change in U.S. municipal and government orders year-over-year	3.5%	18.3%	(5.8)%
Change in U.S. industrial and commercial orders year-over-year	28.5%	139.6%	0.3%
Change in non-U.S. orders year-over-year	8.4%	21.2%	3.5%
Backlog	$337.7	$257.5	$137.0
Change in backlog year-over-year	31.1%	88.0%	(20.0)%
On the date of acquisition, JJE had a backlog of orders from its end customers of $43.3 million. These acquired orders were included in total orders reported for the year ended December 31, 2016.
On the date of acquisition, TBEI had a backlog of orders from its end customers of $44.8 million. These acquired orders were included in total orders reported for the year ended December 31, 2017.
Year ended December 31, 2018 vs. year ended December 31, 2017
Total orders for the year ended December 31, 2018 were $1,173.2 million, an increase of $155.2 million, or 15%, compared to the prior year. The Environmental Solutions Group reported total orders of $945.8 million in 2018, an increase of $139.5 million, or 17%, compared to the prior year. The improvement was driven by incremental orders of $66.2 million related to the inclusion of TBEI orders for a full year in 2018 versus seven months in 2017, and organic order growth of approximately $73.3 million, or 11%. The organic growth was largely the result of improved orders for vacuum trucks, sewer cleaners, street sweepers and waterblasting equipment, as well as higher aftermarket demand, representing increased orders for parts, service, used and rental equipment. These improvements were partially offset by a reduction in refuse truck orders. Within the Safety and Security Systems Group, orders increased by $15.7 million compared to the prior year, primarily driven by a $14.9 million improvement in global orders for public safety products.
U.S. municipal and governmental orders increased by $12.2 million, or 3%, primarily due to a $14.8 million improvement within the Environmental Solutions Group, primarily driven by a $13.1 million improvement in orders for sewer cleaners and higher aftermarket demand. This improvement was partially offset by a $2.6 million reduction in municipal orders within the Safety and Security Systems Group, driven by a decrease in orders for outdoor warning systems of $6.8 million, partially offset by an increase in orders for public safety products of $4.2 million.
U.S. industrial and commercial orders increased by $123.5 million, or 29%, largely driven by a $116.9 million increase within the Environmental Solutions Group, primarily related to a $48.3 million improvement in orders for vacuum trucks and an incremental $67.0 million of orders from a full year of TBEI activity in 2018. In addition, aftermarket orders increased by $4.8 million. These increases were partially offset by a $3.5 million reduction in street sweeper orders. Within the Safety and Security Systems Group, industrial orders increased by $6.6 million due to increases in orders for outdoor warning systems, industrial products and public safety products of $3.8 million, $1.6 million and $1.2 million, respectively.
Non-U.S. orders increased by $19.5 million, or 8%, largely due to a $7.8 million increase within the Environmental Solutions Group, primarily due to improvements in orders for vacuum trucks, sewer cleaners, street sweepers, and waterblasting equipment of $11.3 million, $6.8 million, $4.4 million and $2.1 million, respectively. In addition, aftermarket orders improved by $7.3 million. Partially offsetting these improvements was a $23.0 million decrease in refuse truck orders. Orders within the Safety and Security Systems Group increased by $11.7 million, largely due to a $9.5 million increase in orders for public safety products.
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
Backlog
Backlog was $337.7 million at December 31, 2018 as compared to $257.5 million at December 31, 2017. The increase of $80.2 million, or 31%, was primarily due to a $79.2 million increase in backlog within the Environmental Solutions Group, largely due to higher demand for vacuum trucks, sewer cleaners and street sweepers in the U.S. In addition, backlog within the Safety and Security Systems Group improved by $1.0 million, primarily due to increased orders for public safety products.

Environmental Solutions
The following table summarizes the Environmental Solutions Group’s operating results as of and for the years ended December 31, 2018, 2017 and 2016:

	For the Years Ended December 31,			Change
($ in millions)	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Net sales	$863.5	$692.6	$490.7	$170.9	$201.9
Operating income	113.0	72.4	54.5	40.6	17.9
Other data:
Operating margin	13.1%	10.5%	11.1%	2.6%	(0.6)%
Total orders	$945.8	$806.3	$474.8	$139.5	$331.5
Backlog	310.3	231.1	116.6	79.2	114.5
Depreciation and amortization	32.6	25.7	14.5	6.9	11.2
Year ended December 31, 2018 vs. year ended December 31, 2017
Total orders increased by $139.5 million, or 17%, for the year ended December 31, 2018. U.S. orders increased by $131.7 million, largely due to the prior year acquisition of TBEI, which contributed an increase in orders of $64.4 million in a full-year in 2018. The organic growth in the U.S. of $67.3 million was largely driven by improvements in orders for vacuum trucks and sewer cleaners of $49.6 million and $12.4 million, respectively. In addition, aftermarket demand, representing orders for parts, service, used and rental equipment, improved by $9.3 million. Non-U.S. orders increased by $7.8 million, primarily due to improvements in orders for vacuum trucks, sewer cleaners, street sweepers, and waterblasting equipment of $11.3 million, $6.8 million, $4.4 million and $2.1 million, respectively. In addition, aftermarket orders improved by $7.3 million. Partially offsetting these improvements was a $23.0 million decrease in refuse truck orders.
Net sales increased by $170.9 million, or 25%, for the year ended December 31, 2018. U.S. sales increased by $167.4 million, or 31%, primarily due to the inclusion of five more months of TBEI results in the current year, accounting for $97.0 million of the sales increase, as well as increases in shipments of vacuum trucks and sewer cleaners of $37.9 million and $28.8 million, respectively. In addition, aftermarket revenues improved by $3.4 million, primarily represented by increased parts and service revenues and rental income. Non-U.S. sales increased by $3.5 million, or 2%, primarily due to a $12.4 million improvement in aftermarket revenue, represented by higher parts and service revenues, rental income and used equipment sales, as well as a $6.6 million increase in vacuum truck shipments. The acquisition of TBEI also contributed $1.1 million of incremental sales. Partially offsetting these improvements was a $16.1 million reduction in sales of products manufactured by other companies, such as refuse trucks.
Cost of sales increased by $117.1 million, or 21%, for the year ended December 31, 2018, primarily attributable to increased sales volumes, the effects of a full year of TBEI activity in the current year compared with seven months in the prior year, higher material costs and a $3.7 million increase in depreciation expense, partially offset by a $3.7 million reduction in purchase accounting expenses. Gross margin increased to 22.9% from 20.8% in the prior-year period, primarily due to improved operating leverage, benefits from pricing actions taken in response to higher commodity costs, favorable sales mix and the reduction in purchase accounting expenses, partially offset by the higher depreciation expense.
SEG&A expenses increased by $13.2 million, or 19%, for the year ended December 31, 2018, largely due to the addition of expenses associated with the TBEI acquisition, including an increase in amortization expense of $3.2 million. As a percentage of net sales, SEG&A expenses decreased from 10.2% in the prior year, to 9.7% in the current year.
Operating income for the year ended December 31, 2018 increased by $40.6 million, or 56%, largely due to the $53.8 million increase in gross profit, partially offset by the $13.2 million increase in SEG&A expenses.
Backlog was $310.3 million at December 31, 2018, up 34% compared to $231.1 million at December 31, 2017. The increase is primarily due to the effects of improved demand for vacuum trucks, sewer cleaners and street sweepers in the U.S.
Year ended December 31, 2017 vs. year ended December 31, 2016
Total orders increased by $331.5 million, or 70%, for the year ended December 31, 2017. U.S. orders increased by $295.9 million, largely due to improvements in orders for sewer cleaners, vacuum trucks and street sweepers of $49.7 million, $43.1 million and $32.5 million, respectively, as well as the impact of the TBEI acquisition, which contributed $151.9 million of orders. Street sweeper and sewer cleaner order improvements were primarily driven by increased demand within municipal and industrial markets, while the increase in vacuum truck orders was associated with improved conditions in industrial markets in comparison to the prior year, when there was a higher amount of used equipment in some of our end markets. The improvement in vacuum truck orders was also reflective of our strategic initiative to expand into the utility market, and the replenishment of customer rental fleets. Non-U.S. orders increased by $35.6 million, primarily attributed to the acquisition of JJE, completed in June 2016.
Net sales increased by $201.9 million, or 41%, for the year ended December 31, 2017. U.S. sales increased by $166.7 million, or 45%, primarily due to the 2017 acquisition of TBEI which contributed $109.0 million of sales, and increases in shipments of vacuum trucks, sewer cleaners and waterblasting equipment of $21.1 million, $10.7 million and $3.9 million, respectively. In addition, rental income and sales of used equipment improved by $5.5 million and $7.5 million, respectively, largely due to 2017 including a full year of JJE activity compared with seven months in 2016. Partially offsetting these improvements was a $2.0 million decrease in street sweeper sales. Non-U.S. sales increased by $35.2 million, or 30%, primarily due to the effects of the additional JJE activity in 2017, including increases in rental income and sales of used equipment of $7.6 million and $1.8 million, respectively.
Cost of sales increased by $162.4 million, or 42%, for the year ended December 31, 2017, primarily attributable to higher sales volumes, additional cost of sales from the TBEI acquisition and the effects of a full year of JJE activity in 2017, recognition of approximately $0.8 million more expense associated with purchase accounting effects and a $6.5 million increase in depreciation expense, largely resulting from depreciation on rental equipment acquired in the JJE transaction. Gross margin decreased to 20.8% from 21.3% in the prior year, largely due to the aforementioned incremental depreciation and purchase accounting expense effects.
SEG&A expenses increased by $21.1 million, or 43%, for the year ended December 31, 2017, largely due to the addition of expenses of businesses acquired, a $4.7 million increase in amortization expense and strategic investments in our sales force to support our organic growth initiatives.
Operating income for the year ended December 31, 2017 increased by $17.9 million, or 33%, largely due to the $39.5 million increase in gross profit, partially offset by the $21.1 million increase in SEG&A expenses and a $0.5 million increase in acquisition and integration-related expenses.
Backlog was $231.1 million at December 31, 2017, up 98% compared to $116.6 million at December 31, 2016. The increase is primarily due to the contribution of $42.5 million of backlog from TBEI, as well as the effects of improved demand for sewer cleaners, vacuum trucks, and street sweepers in the U.S.
Safety and Security Systems
The following table summarizes the Safety and Security Systems Group’s operating results as of and for the years ended December 31, 2018, 2017 and 2016:

	For the Years Ended December 31,			Change
($ in millions)	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Net sales	$226.0	$205.9	$217.2	$20.1	$(11.3)
Operating income	34.1	27.0	27.9	7.1	(0.9)
Other data:
Operating margin	15.1%	13.1%	12.8%	2.0%	0.3%
Total orders	$227.4	$211.7	$199.6	$15.7	$12.1
Backlog	27.4	26.4	20.4	1.0	6.0
Depreciation and amortization	3.7	4.1	4.4	(0.4)	(0.3)
Year ended December 31, 2018 vs. year ended December 31, 2017
Total orders increased by $15.7 million or 7%, for the year ended December 31, 2018. In the aggregate, U.S. orders increased by $4.0 million, or 3%, compared to the prior year, driven by increases in orders for public safety products and industrial products of $5.4 million and $1.6 million, respectively. These increases were partially offset by a $3.0 million reduction in orders for outdoor warning systems. Non-U.S. orders increased by $11.7 million, or 16%, largely due to a $9.5 million increase in orders for public safety products, a $2.1 million favorable foreign currency translation impact, and a $0.6 million increase in orders for outdoor warnings systems, partially offset by a $0.5 million reduction in orders for industrial products.
Net sales increased by $20.1 million, or 10%, for the year ended December 31, 2018. U.S. sales increased by approximately $5.8 million, primarily due to increases in sales of public safety and industrial products of $8.1 million and $0.4 million, respectively. Partially offsetting these increases was a $2.7 million reduction in sales of outdoor warning products. Non-U.S.

sales increased by $14.3 million, primarily driven by increases in sales of public safety products and outdoor warning systems of $7.5 million and $5.1 million, respectively, as well as a $1.7 million favorable foreign currency translation impact.
Cost of sales increased by $13.0 million, or 10%, for the year ended December 31, 2018, largely due to higher sales volumes and an unfavorable foreign currency translation impact of $1.3 million. Gross margin for the year ended December 31, 2018 was 37.3%, compared to 37.5% in the prior year.
SEG&A expenses for the year ended December 31, 2018 were $0.6 million, or 1%, higher than the prior year, primarily due to increased expenses associated with new product development and other growth initiatives. As a percentage of net sales, SEG&A expenses decreased from 24.1% in the prior year, to 22.2% in the current year.
Operating income for the year ended December 31, 2018 increased by $7.1 million, or 26%, largely due to the $7.1 million increase in gross profit and a $0.6 million reduction in restructuring charges, partially offset by the $0.6 million increase in SEG&A expenses.
Backlog was $27.4 million at December 31, 2018 compared to $26.4 million at December 31, 2017. The increase was primarily due to increased orders for public safety products.
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
Cost of sales decreased by $9.6 million, or 7%, for the year ended December 31, 2017, largely due to the effects of lower sales volumes, as well as the effects of material cost reduction initiatives implemented in 2017 and 2016. These actions contributed to an improved gross margin for the year ended December 31, 2017 of 37.5%, compared to 36.3% in the prior year.
SEG&A expenses for the year ended December 31, 2017 were $0.3 million higher than the prior year, with additional expenses associated with strategic investments in support of new product development and other growth initiatives being partially offset by savings realized from prior year restructuring activities.
Operating income for the year ended December 31, 2017 decreased by $0.9 million, with the $1.7 million decrease in gross profit and $0.3 million increase in SEG&A expenses being partially offset by a $1.1 million reduction in restructuring charges.
Backlog was $26.4 million at December 31, 2017 compared to $20.4 million at December 31, 2016. The increase was primarily due to increased orders for outdoor warnings systems, as well as large police orders within public safety markets that were received in the fourth quarter of 2017.
Corporate Expense
Corporate operating expenses were $25.6 million, $25.8 million and $21.6 million for the years ended December 31, 2018, 2017 and 2016, respectively.
For the year ended December 31, 2018, corporate operating expenses decreased by $0.2 million, primarily driven by a $1.2 million decrease in acquisition and integration-related expenses, reductions in hearing loss litigation and post-employment expenses and the absence of $0.7 million in executive severance costs, partially offset by higher employee incentive and stock compensation costs.
For the year ended December 31, 2017, corporate operating expenses increased by $4.2 million, primarily driven by a $0.8 million increase in acquisition and integration-related expenses associated with the TBEI acquisition, the recognition of $0.7 million in executive severance costs, increased legal expenses associated with hearing loss litigation and higher employee incentive compensation costs.
The Company’s hearing loss litigation has historically been managed by the Company’s legal staff resident at the corporate office and not by management at either segment. In accordance with Accounting Standards Codification (“ASC”) 280, Segment Reporting, which provides that segment reporting should follow the management of the item and that certain expenses may be corporate expenses, these legal expenses (which are not part of the normal operating activities of any of our reportable segments) are reported and managed as corporate expenses.
Financial Condition, Liquidity and Capital Resources
The Company uses its cash flow from operations to fund growth and to make capital investments that sustain its operations, reduce costs, or both. Beyond these uses, remaining cash is used to pay down debt, repurchase shares, fund dividend payments and make pension contributions. The Company may also choose to invest in the acquisition of businesses. In the absence of significant unanticipated cash demands, we believe that the Company’s existing cash balances, cash flow from operations and borrowings available under the Amended 2016 Credit Agreement will provide funds sufficient for these purposes. The net cash flows associated with the Company’s rental equipment transactions are included in cash flow from operating activities. Subsequent to the acquisition of JJE, net cash flows from rental equipment transactions have become more significant, and as such, cash flow from operating activities may not be directly comparable with amounts reported in periods prior to the acquisition.
The Company’s cash and cash equivalents totaled $37.4 million, $37.5 million and $50.7 million as of December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, $19.9 million of cash and cash equivalents was held by foreign subsidiaries. Cash and cash equivalents held by subsidiaries outside the U.S. typically are held in the currency of the country in which it is located. This cash is used to fund the operating activities of our foreign subsidiaries and for further investment in foreign operations. Historically, we considered such cash to be permanently reinvested in our foreign operations and our current plans do not demonstrate a need to repatriate such cash to fund U.S. operations. However, in the event that these funds were needed to fund U.S. operations or to satisfy U.S. obligations, they generally could be repatriated. The repatriation of these funds may have caused us to incur additional U.S. income tax expense, dependent on income tax laws and other circumstances at the time any such amounts were repatriated.
The 2017 Tax Act provided a one-time “transition tax” on untaxed post-1986 accumulated earnings and profits (“E&P”) of a company’s controlled foreign corporations (“CFC”) determined as of November 2, 2017 or December 31, 2017 (whichever date on which there is more deferred E&P). As disclosed in Note 9 - Income Taxes, the Company’s accumulated undistributed earnings of foreign subsidiaries aggregated to an overall E&P deficit. Therefore, the Company did not have a transition tax liability under the provisions of the 2017 Tax Act. As of December 31, 2018, the Company continues to assert that its undistributed earnings of certain foreign subsidiaries are indefinitely reinvested. The Company will continue to evaluate its U.S. and foreign cash needs and, as circumstances change, may change its assertion related to all or a portion of its undistributed foreign earnings.
Net cash provided by continuing operating activities totaled $92.8 million, $73.5 million and $26.7 million in 2018, 2017 and 2016, respectively. The $19.3 million, or 26%, increase in cash generated by continuing operating activities in 2018 compared to the prior year was primarily due to higher earnings and additional cash generated by TBEI in a full-year of activity this year compared to seven months in the prior year. These improvements were partially offset by increases in income tax payments and pension contributions of $7.7 million and $2.4 million, respectively, as well as higher incentive compensation payments in comparison to the prior year.
Net cash used for continuing investing activities totaled $11.0 million, $277.1 million and $103.0 million in 2018, 2017 and 2016, respectively. In each of the years presented, cash was used to fund the purchase of properties and equipment, with $14.1 million, $8.0 million and $6.1 million of capital expenditures in 2018, 2017 and 2016, respectively. As discussed in Note 3 – Acquisitions, in 2018, the Company received an adjustment for working capital and other post-closing items in the amount of $3.0 million relating to the TBEI acquisition, which was completed in 2017 for an initial payment of $269.2 million. In 2016, the Company paid $96.6 million to acquire substantially all the assets and operations of JJE, and also used $6.0 million to acquire Westech. In addition, during 2016, the Company received $6.0 million from a customer as full repayment of a loan that was originally provided in the fourth quarter of 2015. Net cash provided by discontinued investing activities totaled $86.2 million in 2016, which represented the net proceeds from the sale of Bronto.
In 2018, net cash of $81.2 million was used for continuing financing activities, while in 2017, net cash of $190.7 million was provided by continuing financing activities. In 2018, the Company repaid $62.1 million of borrowings under its revolving credit facility, funded cash dividends of $18.7 million and repurchased $1.2 million of treasury stock. In 2017, in connection with the funding of the acquisition of TBEI, the Company borrowed $243.0 million against its revolving credit facility.

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
On June 2, 2017, in anticipation of the TBEI acquisition, the Company executed an amendment to the 2016 Credit Agreement (as amended, the “Amended 2016 Credit Agreement”), which increased the borrowing capacity under the Amended 2016 Credit Agreement to $400.0 million. In addition, the Amended 2016 Credit Agreement includes an accordion feature, whereby the Company may cause the commitments to increase by up to an additional $75.0 million, subject to the approval of the applicable lenders providing such additional financing.
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
The Company is subject to certain leverage ratio and interest coverage ratio financial covenants under the Amended 2016 Credit Agreement that are to be measured at each fiscal quarter-end. The Company was in compliance with all such covenants as of December 31, 2018. Although it has not been triggered by the Company, the Amended 2016 Credit Agreement also includes a “covenant holiday” period, which allows for the temporary increase of the minimum leverage ratio following the completion of a permitted acquisition, or a series of permitted acquisitions, when the total consideration exceeds a specified threshold. In addition, the Amended 2016 Credit Agreement includes customary negative covenants, subject to certain exceptions, restricting or limiting the Company’s and its subsidiaries’ ability to, among other things: (i) make non-ordinary course dispositions of assets, (ii) make certain fundamental business changes, such as merge, consolidate or enter into any similar combination, (iii) make restricted payments, including dividends and stock repurchases, (iv) incur indebtedness, (v) make certain loans and investments, (vi) create liens, (vii) transact with affiliates, (viii) enter into sale/leaseback transactions, (ix) make negative pledges and (x) modify subordinated debt documents.
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
In connection with its debt refinancing in the year ended December 31, 2016, the Company repaid the remaining $43.4 million of principal outstanding under the 2013 Credit Agreement and wrote off approximately $0.3 million of associated unamortized deferred financing fees. The Company incurred $1.1 million of debt issuance costs in connection with the execution of the 2016 Credit Agreement. Such fees have been deferred and are being amortized over the five-year term.
As of December 31, 2018, there was $209.4 million of cash drawn and $11.3 million of undrawn letters of credit under the Amended 2016 Credit Agreement, with $179.3 million of net availability for borrowings.
For the year ended December 31, 2018, gross payments and gross borrowings under the Amended 2016 Credit Agreement were$70.1 million and $8.0 million, respectively. For the year ended December 31, 2017, gross borrowings and gross payments under the 2016 Credit Agreement and the Amended 2016 Credit Agreement were $262.7 million and $53.6 million, respectively. For the year ended December 31, 2016, gross borrowings and gross payments under the 2016 Credit Agreement were $69.8 million and $5.0 million, respectively.
Aggregate maturities of total borrowings due amount to approximately $0.2 million in 2019, $0.2 million in 2020, $209.6 million in 2021 and $0.1 million in 2022. The weighted average interest rate on long-term borrowings was 3.3% at December 31, 2018.
The Company paid interest of $8.7 million in 2018, $6.6 million in 2017 and $1.1 million in 2016.
The Company paid income taxes of $21.6 million in 2018, $13.9 million in 2017 and $13.3 million in 2016.
Cash dividends of $18.7 million, $16.8 million and $16.9 million were declared and paid to stockholders in 2018, 2017 and 2016, respectively.
The Company recently announced plans to expand the primary production facility of its Vactor Manufacturing, Inc. subsidiary. Over the course of the expansion project, the Company is expecting to invest up to $25 million. The Company anticipates that capital expenditures for 2019, excluding investment associated with the Vactor plant expansion, will be in the range of $15 million to $20 million. The Company believes that its financial resources and major sources of liquidity, including cash flow from operations and borrowing capacity, will be adequate to meet its operating needs, capital needs and financial commitments.
Contractual Obligations and Off-Balance Sheet Arrangements
The following table summarizes the Company’s contractual obligations and payments due by period as of December 31, 2018:

	Payments Due by Period
(in millions)	Total	Less than 1 Year	2-3 Years	4-5 Years	More than 5 Years
Long-term debt	$209.4	$—	$209.4	$—	$—
Interest payments on long-term debt (a)	13.6	6.8	6.8	—	—
Operating lease obligations	34.3	8.9	14.9	9.3	1.2
Capital lease obligations	0.7	0.2	0.4	0.1	—
Purchase obligations (b)	115.0	112.4	2.6	—	—
Pension contributions (c)	1.3	1.3	—	—	—
Contingent earn-out payment and deferred payment (d)	12.4	12.4	—	—	—
Total contractual obligations (e)	$386.7	$142.0	$234.1	$9.4	$1.2

(a)	Amounts represent estimated contractual interest payments on outstanding long-term debt.

(b)	Purchase obligations primarily relate to commercial chassis and other contracts in the ordinary course of business.

(c)
The Company expects to contribute up to $1.3 million to the non-U.S. benefit plan in 2019, which represents the minimum required contribution. The Company does not currently expect to make any contributions to the U.S. benefit plan in 2019. Future contributions to the plans will be based on such factors as (i) annual service cost, (ii) the financial return on plan assets, (iii) interest rate movements that affect discount rates applied to plan liabilities and (iv) the value of benefit payments made. Due to the high degree of uncertainty regarding the potential future cash outflows associated with these plans, the Company is unable to provide a reasonably reliable estimate of the amounts and periods in which any additional liabilities might be paid.

(d)
Represents the fair value of the contingent earn-out payment and deferred payment associated with the acquisition of JJE. For further discussion, see Note 3 – Acquisitions to the accompanying consolidated financial statements.

(e)
As of December 31, 2018, the Company had a liability of approximately $1.6 million for unrecognized tax benefits. For further discussion, see Note 9 – Income Taxes to the accompanying consolidated financial statements. Due to the uncertainties related to these tax matters, the Company generally cannot make a reasonably reliable estimate of the period of cash settlement for this liability. As such, the potential future cash outflows are not included in the table above. We do not expect any significant change to our unrecognized tax benefits as a result of potential expiration of statute of limitations and settlements with tax authorities.

The following table summarizes the Company’s off-balance sheet arrangements and the notional amount by expiration period as of December 31, 2018:

	Notional Amount by Expiration Period
(in millions)	Total	Less than 1 Year		2-3 Years	4-5 Years
Financial standby letters of credit (a)	$10.7	$10.7		$—	$—
Performance standby letters of credit (a)	0.6	0.6		—	—
Performance and bid bonds (b)	6.9	6.8	—	0.1	—
Repurchase obligations (c)	4.3	3.5		0.8	—
Total off-balance sheet arrangements	$22.5	$21.6		$0.9	$—

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

(c)
Relates to certain transactions that the Company has entered into involving the sale of equipment to certain of its customers which included (i) guarantees to repurchase the equipment for a fixed price at a future date and (ii) guarantees to repurchase the equipment from the third-party lender in the event of default by the customer. For further discussion, see Note 11 – Commitments and Contingencies to the accompanying consolidated financial statements.

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
Goodwill
Goodwill represents the excess of the cost of an acquired business over the amounts assigned to its net assets. Goodwill is not amortized but is tested for impairment at a reporting unit level on an annual basis or more frequently if indicators of impairment exist. The Company performed its annual goodwill impairment test as of October 31, 2018.
Effective January 1, 2018, the Company adopted ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment, which eliminated the second step of the two-step quantitative approach for testing goodwill for potential impairment. Under ASU 2017-04, an entity performs the goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, and recognizes an impairment charge for the amount by which the carrying amount exceeds the fair value, not to exceed the total amount of goodwill allocated to the reporting unit. An entity still has the option to perform a qualitative assessment to determine if the quantitative impairment test is necessary. The Company applied the guidance in ASU 2017-04 it to its 2018 annual goodwill impairment test. See Note 1 - Summary of Significant Accounting Policies for further discussion regarding the Company’s adoption of this new accounting pronouncement.
A qualitative approach is applied when the Company concludes that it is not “more likely than not” that the fair value of a reporting unit is less than its carrying value. In this situation, the Company would not be required to perform the quantitative impairment test described below. Management applied the qualitative approach to assess the goodwill of its reporting units for potential impairment in 2018 and 2017 and concluded that it was not “more likely than not” that the fair value of the Company’s reporting units were less than their carrying values.
As previously described, the quantitative approach is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired and no impairment charge is required. If the carrying amount of a reporting unit exceeds its fair value, this difference is recorded as an impairment charge not to exceed the carrying amount of goodwill. The

Company generally determines the fair value of its reporting units using two valuation methods: the “Income Approach — Discounted Cash Flow Analysis” method, and the “Market Approach — Guideline Public Company Method.”
Under the “Income Approach — Discounted Cash Flow Analysis” method, the key assumptions consider projected sales, cost of sales and operating expenses. These assumptions are determined by management utilizing our internal operating plan, including growth rates for revenues and operating expenses and margin assumptions. An additional key assumption under this approach is the discount rate, which is determined by reviewing current risk-free rates of capital and current market interest rates and by evaluating the risk premium relevant to the business segment. If our assumptions relative to growth rates were to change, our fair value calculation may change, which could result in impairment.
Under the “Market Approach — Guideline Public Company Method,” the Company identifies several publicly traded companies, which we believe have sufficiently relevant similarities to our businesses. For these companies, the Company uses market values to calculate the mean ratio of invested capital to revenues and invested capital to EBITDA. Similar to the income approach discussed above, sales, cost of sales, operating expenses and their respective growth rates are key assumptions utilized. The market prices of the Company’s common stock and other guideline companies are additional key inputs. If these market prices increase, the estimated market value would increase. Conversely, if market prices decrease, the estimated market value would decrease.
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
One measure of the sensitivity of assumptions used in the impairment analysis is the amount by which each reporting unit “passed” (fair value exceeds the carrying value). The fair value of the reporting units that were tested for impairment under the first-step of the former two-step approach in the most recent quantitative analysis performed in 2016 significantly exceeded their carrying values. Relatively small changes in the Company’s key assumptions would not have resulted in any of these reporting units failing the two-step test.
The Company had no goodwill impairments in 2018, 2017 or 2016. Adverse changes to the Company’s business environment and future cash flow could cause us to record impairment charges in future periods, which could be material. See Note 7 – Goodwill and Other Intangible Assets to the accompanying consolidated financial statements for a summary of the Company’s goodwill by segment.
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
In testing the indefinite-lived intangibles assets for potential impairment, the Company applies either a qualitative test, or a quantitative test, in accordance with ASC 350, Intangibles — Goodwill and Other. A qualitative approach is applied when the Company concludes that it is not “more likely than not” that the fair value of the indefinite-lived intangibles are less than their carrying value. A quantitative impairment test consists of comparing the fair value of the indefinite-lived intangible asset with its carrying amount. An impairment loss would be recognized for the carrying amount in excess of its fair value. In 2018, 2017 and 2016, the Company applied a qualitative approach. Based on the proximity of the relevant acquisition dates to the annual impairment test dates and the post-acquisition performance of the businesses compared to the related valuation assumptions, the Company concluded that it was not “more likely than not” that the fair value of indefinite-lived intangible assets were less than the carrying amounts.
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
The Company had no indefinite-lived intangible asset impairments in 2018, 2017 or 2016. Although the Company believes its estimates of fair value are reasonable, actual financial results could differ from estimated financial results due to the inherent uncertainty involved in making such estimates. The use of alternative estimates and assumptions could increase or decrease the estimated fair value of the assets and potentially result in different impacts to the Company's results of operations. Actual results may differ from the Company's estimates.
See Note 7 – Goodwill and Other Intangible Assets to the accompanying consolidated financial statements for a summary of the Company’s indefinite-lived intangible assets.
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
On January 1, 2018, the Company adopted ASC 606, Revenue from Contracts with Customers, as amended, and created by ASU 2014-09, Revenue from Contracts with Customers. See Note 2 - Revenue Recognition to the accompanying consolidated financial statements for further discussion regarding the impact of the adoption on the Company’s revenue recognition accounting policies.
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
Impact of the 2017 Tax Act
In December 2017, the 2017 Tax Act was enacted. Among its provisions, the 2017 Tax Act reduced the U.S. federal corporate tax rate from 35% to 21% (effective in 2018), required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and created new taxes on certain foreign sourced earnings, including a new minimum tax on Global Intangible Low-Taxed Income (“GILTI”). As a result of the 2017 Tax Act, the Company remeasured its U.S. deferred tax assets and liabilities at the lower rate, recording a net tax benefit of $23.0 million as a component of Income tax expense on the Consolidated Statement of Operations for the year ended December 31, 2017.
In addition, the 2017 Tax Act moved the U.S. from a worldwide system of taxation to a territorial system and changed the rules that enabled taxpayers to generate foreign source income related to export sales. As a result of these changes, the Company concluded that it was not “more likely than not” that it could utilize its existing foreign tax credits within the applicable carryforward period and recognized a $3.0 million valuation allowance against the Company’s foreign tax credits as of December 31, 2017.

The 2017 Tax Act also provides for a one-time “transition tax” on untaxed post-1986 accumulated E&P of a CFC determined as of November 2, 2017 or December 31, 2017 (whichever date on which there is more deferred E&P). Cash and cash equivalents are taxed at an effective rate of 15.5% and earnings in excess of the cash position are taxed at an effective rate of 8%. The 2017 Tax Act permits the netting of positive earnings of one CFC against deficits of others. At both November 2, 2017 and December 31, 2017, the accumulated undistributed earnings of the Company’s foreign subsidiaries aggregated to an overall E&P deficit. Therefore, the Company did not have a transition tax liability under the provisions of the 2017 Tax Act. As of December 31, 2018, the Company continues to assert that its undistributed earnings of certain foreign subsidiaries are indefinitely reinvested. The Company will continue to evaluate its U.S. and foreign cash needs and, as circumstances change, may change its assertion related to all or a portion of its undistributed foreign earnings.
Due to the complexities of implementing the provisions of the 2017 Tax Act, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on the accounting for the tax effects of the 2017 Tax Act and permits a measurement period not to exceed one year from the enactment date for companies to complete the required analyses and accounting. The consolidated financial statements for the year ended December 31, 2017 included the Company’s provisional estimates of the impact of the 2017 Tax Act, in accordance with SAB 118. The SAB 118 measurement period ended during the fourth quarter of 2018 and the Company had no significant measurement period adjustments. Additionally, the Company has completed its assessment of GILTI and has established a policy to account for this tax as a period expense in the year it is incurred.
Valuation Allowances
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
There were no significant changes in judgment related to the realizability of deferred tax assets during the year ended December 31, 2018. At December 31, 2018, the total valuation allowance recorded against the Company’s deferred tax assets was $9.4 million, comprised of a $5.3 million valuation allowance recorded against state net operating loss carryforwards, a $1.0 million valuation allowance recorded against foreign net deferred tax assets, inclusive of a $0.8 million valuation allowance against net deferred tax assets in the U.K., and a $3.1 million valuation allowance recorded against the Company’s foreign tax credits, primarily as a result of the 2017 Tax Act, as discussed above.
Unrecognized Tax Benefits
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
For further discussion related to the impact of the 2017 Tax Act, valuation allowances, unrecognized tax benefits and other tax matters, refer to Note 9 – Income Taxes to the accompanying consolidated financial statements.

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
Interest Rate Risk
Our debt instruments subject us to market risk associated with movements in interest rates. The fair value of the Company’s total debt obligations held at December 31, 2018 was $210.1 million. On June 2, 2017, the Company entered into an interest rate swap with a notional amount of $150.0 million, as a means of fixing the floating interest rate component on $150.0 million of its variable-rate debt. See Note 8 – Debt to the accompanying consolidated financial statements for a description of our debt agreements. A hypothetical 1% increase or decrease in variable interest rates in 2018 would increase or decrease annual interest expense by approximately $0.6 million, based on current debt levels.
Foreign Exchange Rate Risk
Although the majority of the Company’s sales, expenses and cash flow are transacted in U.S. dollars, the Company has exposure to changes in foreign exchange rates, primarily the Canadian Dollar, Euro and British pound. The impact of currency movements on our financial results is largely mitigated by natural hedges in our operations. The Canadian operations of JJE primarily conduct business in Canadian dollars. Almost all other sales of product from the U.S. to other parts of the world are denominated in U.S. dollars. Sales from and within other currency zones are predominantly transacted in the currency of the country sourcing the product or service. Approximately 78% of our total sales are conducted within the U.S. and are transacted in U.S. dollars. Management estimates that a 10% appreciation of the U.S. dollar against other currencies would reduce full-year net sales by approximately 2% and operating income by approximately 1%.
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
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Federal Signal Corporation and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP
Chicago, Illinois
February 28, 2019

We have served as the Company’s auditor since 2013.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Federal Signal Corporation
Oak Brook, Illinois
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Federal Signal Corporation and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements, as of and for the year ended December 31, 2018, of the Company and our report dated February 28, 2019 expressed an unqualified opinion on those financial statements.
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP
Chicago, Illinois
February 28, 2019

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
(in millions, except per share data)	2018	2017	2016
Net sales	$1,089.5	$898.5	$707.9
Cost of sales	807.4	677.3	524.5
Gross profit	282.1	221.2	183.4
Selling, engineering, general and administrative expenses	159.1	144.3	119.5
Acquisition and integration-related expenses	1.5	2.7	1.4
Restructuring	—	0.6	1.7
Operating income	121.5	73.6	60.8
Interest expense	9.3	7.3	1.9
Debt settlement charges	—	—	0.3
Pension settlement charges	—	6.1	—
Other expense (income), net	0.6	(0.8)	1.8
Income before income taxes	111.6	61.0	56.8
Income tax expense	17.9	0.5	17.4
Income from continuing operations	93.7	60.5	39.4
Gain from discontinued operations and disposal, net of income tax expense (benefit) of $0.1, $(0.8) and $3.4, respectively	0.3	1.1	4.4
Net income	$94.0	$61.6	$43.8
Basic earnings per share:
Earnings from continuing operations	$1.56	$1.01	$0.65
Earnings from discontinued operations and disposal, net of tax	0.01	0.02	0.07
Net earnings per share	$1.57	$1.03	$0.72
Diluted earnings per share:
Earnings from continuing operations	$1.53	$1.00	$0.64
Earnings from discontinued operations and disposal, net of tax	0.01	0.02	0.07
Net earnings per share	$1.54	$1.02	$0.71
Weighted average shares outstanding:
Basic	59.9	59.7	60.4
Diluted	61.2	60.4	61.2
See notes to consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
(in millions)	2018	2017	2016
Net income	$94.0	$61.6	$43.8
Other comprehensive (loss) income:
Change in foreign currency translation adjustment	(6.4)	10.5	0.3
Change in unrecognized net actuarial loss and prior service cost related to pension benefit plans, net of income tax (benefit) expense of $(0.6), $1.3 and $(2.1), respectively	(3.7)	3.6	(3.4)
Change in unrealized net gain on derivatives, net of income tax expense (benefit) of $0.1, $0.6 and $(0.1), respectively	0.3	1.0	(0.1)
Total other comprehensive (loss) income	(9.8)	15.1	(3.2)
Comprehensive income	$84.2	$76.7	$40.6
See notes to consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31,
(in millions, except per share data)	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$37.4	$37.5
Accounts receivable, net of allowances for doubtful accounts of $1.6 and $1.1, respectively	124.4	118.2
Inventories	157.3	137.2
Prepaid expenses and other current assets	9.4	10.9
Total current assets	328.5	303.8
Properties and equipment, net	62.0	60.1
Rental equipment, net	96.6	87.2
Goodwill	375.1	377.3
Intangible assets, net	143.1	151.8
Deferred tax assets	12.5	6.2
Deferred charges and other long-term assets	5.6	5.4
Long-term assets of discontinued operations	0.4	0.5
Total assets	$1,023.8	$992.3
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term borrowings and capital lease obligations	$0.2	$0.3
Accounts payable	66.1	51.5
Customer deposits	10.1	6.5
Accrued liabilities:
Compensation and withholding taxes	29.5	22.2
Other current liabilities	52.7	36.1
Current liabilities of discontinued operations	0.2	0.5
Total current liabilities	158.8	117.1
Long-term borrowings and capital lease obligations	209.9	277.4
Long-term pension and other post-retirement benefit liabilities	54.6	56.6
Deferred gain	6.8	8.7
Deferred tax liabilities	46.3	45.4
Other long-term liabilities	15.9	28.2
Long-term liabilities of discontinued operations	1.4	1.5
Total liabilities	493.7	534.9
Stockholders’ equity:
Common stock, $1 par value per share, 90.0 shares authorized, 66.4 and 66.1 shares issued, respectively	66.4	66.1
Capital in excess of par value	217.0	207.7
Retained earnings	432.5	346.6
Treasury stock, at cost, 6.2 and 6.1 shares, respectively	(88.5)	(86.1)
Accumulated other comprehensive loss	(97.3)	(76.9)
Total stockholders’ equity	530.1	457.4
Total liabilities and stockholders’ equity	$1,023.8	$992.3
See notes to consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(in millions)	2018	2017	2016
Operating activities:
Net income	$94.0	$61.6	$43.8
Adjustments to reconcile net income to net cash provided by operating activities:
Net gain on discontinued operations and disposal	(0.3)	(1.1)	(4.4)
Depreciation and amortization	36.4	30.0	19.1
Deferred financing costs	0.4	0.3	0.6
Deferred gain	(1.9)	(2.0)	(1.9)
Stock-based compensation expense	7.6	4.6	4.8
Pension settlement charges	—	6.1	—
Pension expense, net of funding	(7.8)	(5.2)	(3.7)
Changes in fair value of contingent consideration and deferred payment	1.1	1.0	0.5
Deferred income taxes, including change in valuation allowance	(5.6)	(14.9)	7.9
Changes in operating assets and liabilities, net of effects of discontinued operations:
Accounts receivable	(7.9)	(11.1)	(8.0)
Inventories	(22.6)	9.4	(2.3)
Rental equipment	(30.6)	(15.7)	(6.9)
Prepaid expenses and other current assets	(1.0)	3.9	1.6
Accounts payable	15.6	(5.2)	(13.9)
Customer deposits	3.7	1.5	—
Accrued liabilities	8.2	8.0	(7.4)
Income taxes	2.2	1.6	(4.4)
Other	1.3	0.7	1.3
Net cash provided by continuing operating activities	92.8	73.5	26.7
Net cash used for discontinued operating activities	—	(0.7)	(2.0)
Net cash provided by operating activities	92.8	72.8	24.7
Investing activities:
Purchases of properties and equipment	(14.1)	(8.0)	(6.1)
Proceeds from (payments for) acquisitions, net of cash acquired	3.0	(269.2)	(102.6)
Cash collected from customer	—	—	6.0
Other, net	0.1	0.1	(0.3)
Net cash used for continuing investing activities	(11.0)	(277.1)	(103.0)
Net cash (used for) provided by discontinued investing activities	—	(1.1)	86.2
Net cash used for investing activities	(11.0)	(278.2)	(16.8)
Financing activities:
(Decrease) increase in revolving lines of credit, net	(62.1)	209.1	64.8
Payments on long-term borrowings	—	—	(43.4)
Payments of debt financing fees	—	(0.2)	(1.1)
Purchases of treasury stock	(1.2)	—	(37.8)
Redemptions of common stock to satisfy withholding taxes related to stock-based compensation	(0.5)	(2.9)	(2.7)
Cash dividends paid to stockholders	(18.7)	(16.8)	(16.9)
Proceeds from stock compensation activity	1.3	1.6	0.5
Other, net	—	(0.1)	(0.5)
Net cash (used for) provided by continuing financing activities	(81.2)	190.7	(37.1)
Net cash provided by discontinued financing activities	—	—	0.7
Net cash (used for) provided by financing activities	(81.2)	190.7	(36.4)
Effects of foreign exchange rate changes on cash and cash equivalents	(0.7)	1.5	(1.8)
(Decrease) increase in cash and cash equivalents	(0.1)	(13.2)	(30.3)
Cash and cash equivalents at beginning of year	37.5	50.7	81.0
Cash and cash equivalents at end of year	$37.4	$37.5	$50.7
See notes to consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions, except per share data)	Common Stock Par Value	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2016	$64.8	$195.6	$274.9	$(40.9)	$(88.8)	$405.6
Net income			43.8			43.8
Total other comprehensive loss					(3.2)	(3.2)
Cash dividends declared ($0.28 per share)			(16.9)			(16.9)
Stock-based payments:
Stock-based compensation		4.3				4.3
Stock option exercises and other	0.2	0.8		(0.3)		0.7
Performance share unit transactions	0.4	(0.4)		(2.4)		(2.4)
Stock repurchase program				(37.8)		(37.8)
Balance at December 31, 2016	65.4	200.3	301.8	(81.4)	(92.0)	394.1
Net income			61.6			61.6
Total other comprehensive income					15.1	15.1
Cash dividends declared ($0.28 per share)			(16.8)			(16.8)
Stock-based payments:
Stock-based compensation		4.0				4.0
Stock option exercises and other	0.5	3.6		(2.8)		1.3
Performance share unit transactions	0.2	(0.2)		(1.9)		(1.9)
Balance at December 31, 2017	66.1	207.7	346.6	(86.1)	(76.9)	457.4
Net income			94.0			94.0
Total other comprehensive loss					(9.8)	(9.8)
Cash dividends declared ($0.31 per share)			(18.7)			(18.7)
Impact of adoption of ASU 2018-02			10.6		(10.6)	—
Stock-based payments:
Stock-based compensation		7.0				7.0
Stock option exercises and other	0.3	2.3		(1.2)		1.4
Stock repurchase program				(1.2)		(1.2)
Balance at December 31, 2018	$66.4	$217.0	$432.5	$(88.5)	$(97.3)	$530.1
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
Products manufactured and services rendered by the Company are divided into two reportable segments: Environmental Solutions Group and Safety and Security Systems Group. The individual operating businesses are organized as such because they share certain characteristics, including technology, marketing, distribution and product application, which create long-term synergies.
Our fiscal year ends on December 31. All references to 2018, 2017 and 2016 relate to the fiscal year unless otherwise indicated.
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
New Accounting Standards Adopted in 2018
In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“Topic 606”), which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, Revenue Recognition. Topic 606 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Topic 606 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. The Company adopted this guidance on January 1, 2018 using the modified retrospective transition method. See Note 2 – Revenue Recognition for further details.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Payments, which provides additional guidance on the financial statement presentation of certain activities in the statement of cash flows. The activities addressed by this guidance that may be relevant to the Company include cash payments for debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims and proceeds from the settlement of corporate-owned life insurance policies, and the application of the predominance principle. The amendments in this ASU are effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The amendments in this ASU should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. The Company adopted this guidance on January 1, 2018 and concluded that it did not have a material impact on its historical cash flow presentation.
In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740), Intra-Entity Transfers of Assets Other Than Inventory. This guidance requires the income tax consequences of an intra-entity transfer of an asset other than inventory to be recognized when the transfer occurs, instead of when the asset is sold to an outside party. The pronouncement is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods, with early adoption permitted. The amendments in this ASU should be applied on a modified retrospective basis, with an adjustment reflecting the cumulative effect of adoption being recorded directly to retained earnings as of the beginning of the period of adoption. The Company adopted this guidance on January 1, 2018 and concluded that it did not have a material impact on its consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment, which eliminates the second step of the two-step quantitative approach for testing goodwill for potential impairment. An entity will therefore perform the goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, and recognize an impairment charge for the amount by which the carrying amount exceeds the fair value, not to exceed the total amount of goodwill allocated to the reporting unit. An entity still has the option to perform a qualitative assessment to determine if the quantitative impairment test is necessary. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019 on a prospective basis, with early adoption permitted. The Company elected to early adopt this guidance on January 1, 2018, and applied it to its goodwill impairment testing in 2018.
In March 2017, the FASB issued ASU No. 2017-07, Compensation – Retirement Benefits (Topic 715), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This guidance requires that entities present the service cost component of net periodic pension expense in the same income statement line items as other employee compensation costs. All other components of net periodic pension cost should be reported separately from the service cost component and outside a subtotal of operating income. The Company adopted this guidance effective January 1, 2018 following the retrospective method of adoption. The Consolidated Statements of Operations presented herein have been recast to present components of net periodic pension expense, other than service cost, as a component of Other expense (income), net or Pension settlement charges, as applicable.
The following table summarizes the impact of ASU 2017-07 on the Company’s previously reported Consolidated Statements of Operations:

	For the Year Ended December 31, 2017			For the Year Ended December 31, 2016
(in millions)	As Reported	Impact of Adoption	As Adjusted	As Reported	Impact of Adoption	As Adjusted
Cost of sales	$677.3	$—	$677.3	$524.8	$(0.3)	$524.5
Selling, engineering, general and administrative expenses	144.7	(0.4)	144.3	122.3	(2.8)	119.5
Pension settlement charges (operating expense)	6.1	(6.1)	—	—	—	—
Pension settlement charges (non-operating expense)	—	6.1	6.1	—	—	—
Other expense (income), net	(1.2)	0.4	(0.8)	(1.3)	3.1	1.8
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities, which intends to better align risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and presentation of hedge results. The amendments also make certain targeted improvements to simplify the application of the hedge accounting guidance by easing certain documentation and assessment requirements. ASU 2017-12 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The amendments in this ASU should be applied on a modified retrospective or prospective basis, depending on the area covered by the update. The Company elected to early adopt this guidance on January 1, 2018 and concluded that it did not have a material impact on its consolidated financial statements.
In February 2018, the FASB issued ASU No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, that permits entities to reclassify tax effects stranded in accumulated other comprehensive income as a result of the Tax Cuts and Jobs Act (the “2017 Tax Act”) to retained earnings. ASU 2018-02 is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. During the fourth quarter of 2018, the Company elected to early adopt ASU 2018-02 and recorded an adjustment to reclassify the stranded tax effects resulting from the 2017 Tax Act. The reclassification adjustment of $10.6 million resulted in an increase of Retained earnings and Accumulated other comprehensive loss on the Company’s Consolidated Balance Sheet.
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

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

Relating to transactions that are denominated in a currency other than the functional currency, the Company incurs foreign currency transaction gains or losses, which are recognized in the Consolidated Statements of Operations as a component of Other expense (income), net. For the years ended December 31, 2018 and 2016, the Company incurred foreign currency transaction losses of $0.4 million and $0.1 million, respectively, and in the year ended December 31, 2017, the Company realized foreign currency transaction gains of $1.3 million.
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
Inventories
The Company’s inventories are valued at the lower of cost and net realizable value. Cost is determined using the first-in, first-out method. Included in the cost of inventories are raw materials, direct wages and associated production costs.
Properties and Equipment
Properties and equipment are stated at cost, net of accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets. Useful lives generally range from eight to 40 years for buildings and three to 15 years for machinery and equipment. Leasehold improvements are depreciated over the shorter of the remaining life of the lease or the useful life of the improvement. Depreciation expense is primarily included as a component of Cost of sales on the Consolidated Statements of Operations, with depreciation expense associated with certain assets used for administrative purposes being presented within Selling, engineering, general and administrative (“SEG&A”) expenses. Depreciation expense, which includes depreciation on rental equipment, was $28.4 million, $25.2 million and $18.9 million in the years ended December 31, 2018, 2017 and 2016, respectively.
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

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

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
Goodwill
Goodwill represents the excess of the cost of an acquired business over the amounts assigned to its net assets. Goodwill is not amortized but is tested for impairment at a reporting unit level on an annual basis or more frequently if indicators of impairment exist. The Company performed its annual goodwill impairment test as of October 31, 2018.
As discussed within the “New Accounting Standards Adopted in 2018” section above, the Company adopted ASU 2017-04 on January 1, 2018 and applied this guidance to its 2018 annual goodwill impairment test. Under ASU 2017-04, an entity performs the quantitative goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, and recognizes an impairment charge for the amount by which the carrying amount exceeds the fair value, not to exceed the total amount of goodwill allocated to the reporting unit. An entity still has the option to perform a qualitative assessment to determine if the quantitative impairment test is necessary.
A qualitative approach is applied when the Company concludes that it is not “more likely than not” that the fair value of a reporting unit is less than its carrying value. In this situation, the Company would not be required to perform the quantitative impairment test described above. Management applied the qualitative approach to assess the goodwill of its reporting units for potential impairment in 2018 and concluded that it was not “more likely than not” that the fair value of the Company’s reporting units were less than their carrying values.
The Company had no goodwill impairments in 2018, 2017 or 2016. See Note 7 – Goodwill and Other Intangible Assets for a summary of the Company’s goodwill by segment.
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
Management used a qualitative approach to assess its indefinite-lived intangible assets for potential impairment in 2018, 2017 and 2016. The Company concluded that it was not “more likely than not” that the fair value of indefinite-lived intangible assets were less than their carrying values.
The Company had no indefinite-lived intangible asset impairments in 2018, 2017 or 2016. See Note 7 – Goodwill and Other Intangible Assets for a summary of the Company’s intangible assets.
Warranties
Warranties are classified as either assurance-type or service-type warranties. A warranty is considered an assurance-type warranty if it provides the customer with assurance that the product will function as intended. A warranty that goes above and beyond ensuring basic functionality is considered a service-type warranty. The Company offers certain limited warranties that are assurance-type warranties and extended service arrangements that are service-type warranties. Assurance-type warranties are not accounted for as separate performance obligations under the revenue model. If a service-type warranty is sold with a product or separately, revenue is recognized over the life of the warranty.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

Sales of many of the Company’s products include assurance-type warranties based on terms that are generally accepted in the Company’s marketplaces. The Company records provisions for estimated warranty costs, which are included within Cost of sales, at the time of sale based on historical experience. The Company periodically adjusts these provisions to reflect actual experience. Infrequently, a material warranty issue can arise which is beyond the scope of the Company’s historical experience. The Company records costs related to these issues as they become probable and estimable.
The Company also sells optional service-type warranty contracts that extend coverage beyond the initial term of the express warranty period. At the time of sale, revenue related to the service-type warranty contract is deferred and recognized as income over the life of the contract. As of December 31, 2018 and 2017, deferred revenue associated with service-type warranty contracts was $3.0 million and $2.9 million, respectively, and was included within Other current liabilities and Other long-term liabilities on the Consolidated Balance Sheets. Costs under service-type warranty contracts are expensed as incurred.
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
The Company has not established a reserve for potential losses resulting from the firefighter hearing loss litigation, with the exception of certain estimated losses that have been recognized related to settlement discussions (see Note 12 – Legal Proceedings). If the Company is not successful in its defense after exhausting all appellate options, it would record a charge for such claims, to the extent they exceed insurance recoveries, when the related losses become probable and estimable.
Pensions
The Company sponsors domestic and foreign defined benefit pension plans. Key assumptions used in the accounting for these employee benefit plans include the discount rate, expected long-term rate of return on plan assets and estimates of future mortality of plan participants.
The weighted-average discount rate used to measure pension liabilities and costs is selected using a hypothetical portfolio of high-quality bonds that would provide the necessary cash flow to match the projected benefit payments of the plans. The discount rate represents the rate at which our benefit obligations could effectively be settled as of the year-end measurement date. The weighted-average discount rate used to measure pension liabilities increased from 2017 to 2018. See Note 10 – Pensions for further discussion.
The expected long-term rate of return on plan assets is based on historical and expected returns for the asset classes in which the plans are invested.
The Company references the most recent mortality tables and scales published by the Society of Actuaries in determining its estimate of future mortality.
Revenue Recognition
On January 1, 2018, the Company adopted ASC 606, Revenue from Contracts with Customers, as amended, and created by ASU 2014-09, Revenue from Contracts with Customers. See Note 2 – Revenue Recognition for further discussion regarding the impact of the adoption on the Company’s revenue recognition accounting policies.
Product Shipping Costs
Product shipping costs are expensed as incurred and are included within Cost of sales.
Research and Development
The Company invests in research to support development of new products and the enhancement of existing products and services. Expenditures for research and development by the Company were $13.0 million in 2018, $13.0 million in 2017 and $13.4 million in 2016, and are included within SEG&A expenses.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

Stock-Based Compensation Plans
The Company has various stock-based compensation plans, described more fully in Note 14 – Stock-Based Compensation. Stock-based compensation expense is recorded net of estimated forfeitures in the Company’s Consolidated Statements of Operations. The Company estimates the forfeiture rate based on historical forfeitures of equity awards and adjusts the rate to reflect changes in facts and circumstances, if any. The Company revises its estimated forfeiture rate if actual forfeitures differ from its initial estimates.
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
The adoption of Topic 606 did not have a material impact on the Company’s financial position, results of operations or cash flows. However, the Company’s Consolidated Statement of Operations for the year ended December 31, 2018 includes a reduction in Net sales of approximately 1% within the Environmental Solutions Group based on a revised “Principal vs. Agent” analysis resulting in a change from gross to net presentation, with a corresponding reduction in Cost of sales.
The following table summarizes the impact of the adoption of Topic 606 on the Company’s Consolidated Statements of Operations for the year ended December 31, 2018:

	Year Ended December 31, 2018
(in millions)	As Reported	Balances Without Adoption of Topic 606	Effect of Change
Net sales	$1,089.5	$1,104.8	$(15.3)
Cost of sales	807.4	822.7	(15.3)
Gross profit	$282.1	$282.1	$—
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

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

Information relating to the disaggregation of Net sales by geographic region, based on the location of the end customer, is included in Note 16 – Segment Information. The following table presents the Company’s Net sales disaggregated by major product line:

(in millions)	Year Ended December 31, 2018
Environmental Solutions
Vehicles and equipment (a)	$687.2
Parts	118.6
Rental income (b)	41.8
Other (c)	15.9
Total net sales	$863.5
Safety and Security Systems
Public safety and security equipment	134.3
Industrial signaling equipment	53.4
Warning systems	38.3
Total net sales	$226.0

Total net sales	$1,089.5

(a)	Includes net sales from the sale of new and used vehicles and equipment, including sales of rental equipment.

(b)	Represents income from vehicle and equipment lease arrangements with customers, recognized in accordance with Topic 840.

(c)	Primarily includes revenues from services such as maintenance and repair work and the sale of extended warranty contracts.
Contract Balances
The Company recognizes contract liabilities when cash payments, such as customer deposits, are received in advance of the Company’s satisfaction of the related performance obligations. Contract liabilities are recognized as Net sales when the related performance obligations are satisfied, which generally occurs within three to six months of the cash receipt. Contract liability balances are not materially impacted by any other factors. The Company’s contract liabilities were $12.1 million and $8.9 million, as of December 31, 2018 and 2017, respectively. Contract assets, such as unbilled receivables, were not material as of any of the periods presented herein.
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
NOTE 3 – ACQUISITIONS
Acquisition of TBEI
On June 2, 2017, the Company completed the acquisition of all of the outstanding shares of capital stock of GenNx/TBEI Intermediate Co., a Delaware corporation, (collectively, with its subsidiaries, “TBEI”). TBEI is a leading U.S. manufacturer of dump truck bodies and trailers serving maintenance and infrastructure end markets. The Company expects that the acquisition of TBEI will enable it to strengthen the Environmental Solutions Group’s market position as a specialty vehicle manufacturer in maintenance and infrastructure markets, leverage its expertise in building chassis-based vehicles and balance the mix of revenues it generates from municipal and industrial markets. The acquisition closed on June 2, 2017, and the assets and

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

liabilities of TBEI have been consolidated into the Consolidated Balance Sheet since that date, while the post-acquisition results of operations have been included in the Consolidated Statements of Operations, within the Environmental Solutions Group.
The Company initially paid $271.8 million to acquire TBEI, inclusive of cash acquired. The purchase price was subsequently reduced by an adjustment for working capital and other post-closing items in the amount of $3.0 million, which was received in the first quarter of 2018.
The Company’s purchase price allocation was finalized during the year ended December 31, 2017. The following table summarizes the fair value of assets acquired and liabilities assumed as of the acquisition date:

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
Under ASC 805-10, acquisition-related costs (i.e., advisory, legal, valuation and other professional fees) are not included as a component of consideration transferred, but are accounted for as expenses in the periods in which the costs are incurred. During the years ended December 31, 2018 and 2017, the Company incurred acquisition and integration-related costs of $0.4 million and $1.7 million, respectively, primarily related to the TBEI acquisition. In the year ended December 31, 2016, the Company incurred $0.9 million of acquisition and integration-related costs in connection with acquisitions completed in 2016. Such costs have been included as a component of Acquisition and integration-related expenses on the Consolidated Statement of Operations.

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
The initial cash consideration paid by the Company to acquire JJE was approximately $96.6 million, inclusive of a payment of a working capital adjustment. In addition, there is a deferred payment of C$8.0 million (approximately $5.9 million) and a contingent earn-out payment of up to C$10.0 million (approximately $7.3 million). The earn-out payment is contingent upon the achievement of certain financial targets and objectives. The deferred payment, and any contingent earn-out payment, are due to be paid after the third anniversary of the closing date and are included within Other current liabilities and Other long-term liabilities on the Consolidated Balance Sheets as of December 31, 2018 and 2017, respectively.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

The Company’s purchase price allocation was finalized during the year ended December 31, 2016. The following table summarizes the fair value of assets acquired and liabilities assumed as of the acquisition date:

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
As further explained in Note 17 – Fair Value Measurements, in the years ended December 31, 2018, 2017 and 2016, the Company recognized expenses of $0.9 million, $0.8 million and $0.4 million, respectively, associated with the change in the fair value of the contingent consideration liability. In addition, in the years ended December 31, 2018, 2017 and 2016, the Company recognized expenses of $0.2 million, $0.2 million and $0.1 million, respectively, in relation to the accretion of the discount on the deferred payment obligation. These expenses have been included as a component of Acquisition and integration-related expenses on the Consolidated Statement of Operations.
In connection with the acquisition of JJE, the Company entered into lease agreements for two facilities owned by affiliates of the sellers of JJE. Both agreements include an annual rent that is considered to be market-based, and are for an initial lease term of five years, with options to renew. Total rent paid under these agreements to the former shareholders of JJE, some of whom are now employees of the Company, was approximately $0.3 million, $0.4 million and $0.2 million during the years ended December 31, 2018, 2017 and 2016, respectively. In addition, during the years ended December 31, 2018, 2017 and 2016, the Company’s Environmental Solutions Group recorded net sales of $1.7 million, $0.7 million and $1.7 million, respectively, relating to products sold to Ingenieria Y Servicios Orbitec SPA, an entity which is majority-owned by affiliates of the sellers of JJE.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

NOTE 4 — INVENTORIES
The following table summarizes the components of inventories:

(in millions)	2018	2017
Finished goods	$78.3	$74.3
Raw materials	66.3	52.6
Work in process	12.7	10.3
Total inventories	$157.3	$137.2
NOTE 5 — PROPERTIES AND EQUIPMENT, NET
The following table summarizes the components of properties and equipment, net:

(in millions)	2018	2017
Land	$3.7	$3.7
Buildings and improvements	35.8	34.7
Machinery and equipment	138.5	130.6
Total property and equipment, at cost	178.0	169.0
Less: Accumulated depreciation	116.0	108.9
Properties and equipment, net	$62.0	$60.1
In July 2008, the Company entered into sale-leaseback transactions for its Elgin and University Park, Illinois plant locations. Net proceeds received were $35.8 million, resulting in a deferred gain of $29.0 million. The deferred gain is being amortized over the 15-year life of the respective leases. The deferred gain balance was $8.7 million and $10.6 million at December 31, 2018 and 2017, respectively. Of these amounts, $1.9 million and $1.9 million, were included within Other current liabilities on the Consolidated Balance Sheets at December 31, 2018 and 2017, respectively. As discussed further in Note 19 – New Accounting Pronouncements (Issued But Not Yet Adopted), in connection with the Company’s adoption of the new lease accounting standard effective January 1, 2019, the remaining deferred gain balance of $8.7 million will be recognized as a cumulative effect adjustment to opening retained earnings.
The Company leases certain facilities and equipment under operating leases, some of which contain options to renew. Total rental expense on all operating leases was $8.8 million in 2018, $8.5 million in 2017 and $8.3 million in 2016. Sublease income and contingent rentals relating to operating leases were insignificant. At December 31, 2018, minimum future rental commitments under operating leases having non-cancelable lease terms in excess of one year aggregated $34.3 million and were payable as follows: $8.9 million in 2019, $8.0 million in 2020, $6.9 million in 2021, $5.9 million in 2022, $3.4 million in 2023 and $1.2 million thereafter.
NOTE 6 — RENTAL EQUIPMENT, NET
The following table summarizes the components of rental equipment, net:

(in millions)	2018	2017
Rental equipment	$126.6	$107.2
Less: Accumulated depreciation	30.0	20.0
Rental equipment, net	$96.6	$87.2
Rental income associated with the Company’s equipment rental activity, which is included as a component of Net sales on the Consolidated Statements of Operations, totaled $41.8 million in 2018, $31.6 million in 2017 and $18.4 million in 2016.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

NOTE 7 — GOODWILL AND OTHER INTANGIBLE ASSETS
The following table summarizes the carrying amount of goodwill by segment:

(in millions)	Environmental Solutions	Safety & Security Systems	Total
Balance at December 31, 2016	$127.2	$109.3	$236.5
Acquisitions	136.0	—	136.0
Translation adjustments	0.4	4.4	4.8
Balance at December 31, 2017	263.6	113.7	377.3
Translation adjustments	(0.4)	(1.8)	(2.2)
Balance at December 31, 2018	$263.2	$111.9	$375.1
The following table summarizes the gross carrying amount and accumulated amortization of intangible assets for each major class of intangible assets:

	December 31, 2018			December 31, 2017
(in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Definite-lived intangible assets:
Customer relationships (a)	$90.9	$(12.1)	$78.8	$90.9	$(4.6)	$86.3
Other (a)	2.9	(1.3)	1.6	2.9	(0.9)	2.0
Total definite-lived intangible assets	93.8	(13.4)	80.4	93.8	(5.5)	88.3
Indefinite-lived intangible assets:
Trade names	62.7	—	62.7	63.5	—	63.5
Total indefinite-lived intangible assets	62.7	—	62.7	63.5	—	63.5
Total intangible assets	$156.5	$(13.4)	$143.1	$157.3	$(5.5)	$151.8

(a)
Average useful life of customer relationships and other definite-lived intangible assets are estimated to be approximately 12 years and 7 years, respectively. The average useful life across all definite-lived intangible assets is estimated to be approximately 12 years.

Amortization expense for the years ended December 31, 2018 and 2017 was $8.0 million and $4.8 million, respectively. Amortization expense for the year ended December 31, 2016 was immaterial.
The Company currently estimates that aggregate amortization expense will be approximately $8.0 million in 2019, $8.0 million in 2020, $7.9 million in 2021, $7.8 million in 2022, $7.6 million in 2023 and $41.0 million thereafter. Actual amounts of amortization may differ from estimated amounts due to additional intangible asset acquisitions, changes in foreign currency rates, impairment of intangible assets and other events.
NOTE 8 — DEBT
The following table summarizes the components of long-term debt and capital lease obligations:

(in millions)	2018	2017
Amended 2016 Credit Agreement	$209.4	$277.0
Capital lease obligations	0.7	0.7
Total long-term borrowings and capital lease obligations, including current portion	210.1	277.7
Less: Current capital lease obligations	0.2	0.3
Total long-term borrowings and capital lease obligations	$209.9	$277.4
As more fully described within Note 17 – Fair Value Measurements, the Company uses a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The fair value of long-term debt is based on interest rates that we believe are currently available to us for issuance of debt with similar terms and remaining maturities (Level 2 input).

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

The following table summarizes the carrying amounts and fair values of the Company’s financial instruments:

	2018		2017
(in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value
Long-term borrowings (a)	210.1	210.1	277.7	277.7

(a)	Long-term borrowings includes current portions of long-term debt and current portions of capital lease obligations of $0.2 million and $0.3 million as of December 31, 2018 and 2017, respectively.
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
On June 2, 2017, in anticipation of the TBEI acquisition, the Company executed an amendment to the 2016 Credit Agreement (as amended, the “Amended 2016 Credit Agreement”), which increased the borrowing capacity under the Amended 2016 Credit Agreement to $400.0 million. In addition, the Amended 2016 Credit Agreement includes an accordion feature, whereby the Company may cause the commitments to increase by up to an additional $75.0 million, subject to the approval of the applicable lenders providing such additional financing.
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
The Company is subject to certain leverage ratio and interest coverage ratio financial covenants under the Amended 2016 Credit Agreement that are to be measured at each fiscal quarter-end. The Company was in compliance with all such covenants as of December 31, 2018. Although it has not been triggered by the Company, the Amended 2016 Credit Agreement also includes a “covenant holiday” period, which allows for the temporary increase of the minimum leverage ratio following the completion of a permitted acquisition, or a series of permitted acquisitions, when the total consideration exceeds a specified threshold. In addition, the Amended 2016 Credit Agreement includes customary negative covenants, subject to certain exceptions, restricting or limiting the Company’s and its subsidiaries’ ability to, among other things: (i) make non-ordinary course dispositions of assets, (ii) make certain fundamental business changes, such as merge, consolidate or enter into any similar combination, (iii) make restricted payments, including dividends and stock repurchases, (iv) incur indebtedness, (v) make certain loans and investments, (vi) create liens, (vii) transact with affiliates, (viii) enter into sale/leaseback transactions, (ix) make negative pledges and (x) modify subordinated debt documents.
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
In connection with its debt refinancing in the year ended December 31, 2016, the Company repaid the remaining $43.4 million of principal outstanding under the Company’s March 13, 2013 Credit Agreement (the “2013 Credit Agreement”) and wrote off approximately $0.3 million of associated unamortized deferred financing fees. The Company incurred $1.1 million of debt issuance costs in connection with the execution of the 2016 Credit Agreement. Such fees have been deferred and are being amortized over the five-year term.
As of December 31, 2018, there was $209.4 million of cash drawn and $11.3 million of undrawn letters of credit under the Amended 2016 Credit Agreement, with $179.3 million of net availability for borrowings.
For the year ended December 31, 2018, gross payments and gross borrowings under the Amended 2016 Credit Agreement were$70.1 million and $8.0 million, respectively. For the year ended December 31, 2017, gross borrowings and gross payments under the 2016 Credit Agreement and the Amended 2016 Credit Agreement were $262.7 million and $53.6 million, respectively. For the year ended December 31, 2016, gross borrowings and gross payments under the 2016 Credit Agreement were $69.8 million and $5.0 million, respectively.
Aggregate maturities of total borrowings due amount to approximately $0.2 million in 2019, $0.2 million in 2020, $209.6 million in 2021 and $0.1 million in 2022. The weighted average interest rate on long-term borrowings was 3.3% at December 31, 2018.
The Company paid interest of $8.7 million in 2018, $6.6 million in 2017 and $1.1 million in 2016.
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
As more fully described within Note 17 – Fair Value Measurements, the Company uses a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The fair value of the Swap is derived from a discounted cash flow analysis based on the terms of the contract and the interest rate curve (Level 2 inputs) and measured on a recurring basis in our Consolidated Balance Sheets. At December 31, 2018 and 2017, the fair value of the Swap, included in Deferred charges and other assets on the Consolidated Balance Sheets, was $2.0 million and $1.6 million, respectively, and no ineffectiveness was recorded. During the years ended December 31, 2018 and 2017, unrealized pre-tax gains of $0.4 million and $1.6 million, respectively, were recorded in Accumulated other comprehensive loss.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

NOTE 9 — INCOME TAXES
The following table summarizes the income tax expense from continuing operations:

(in millions)	2018	2017	2016
Current tax expense (benefit):
Federal	$17.8	$12.0	$7.0
Foreign	(0.1)	0.8	0.6
State and local	5.7	2.9	2.0
Total current tax expense	23.4	15.7	9.6
Deferred tax expense (benefit):
Federal	0.6	(15.7)	8.4
Foreign	(6.5)	0.8	(0.7)
State and local	0.4	(0.3)	0.1
Total deferred tax (benefit) expense	(5.5)	(15.2)	7.8
Total income tax expense	$17.9	$0.5	$17.4
The following table summarizes the differences between the statutory federal income tax rate and the effective income tax rate from continuing operations:

	2018	2017	2016
Statutory federal income tax rate	21.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	4.5	4.3	3.6
Remeasurement of deferred taxes, associated with 2017 Tax Act	—	(37.6)	—
Valuation allowance	—	3.6	(3.7)
Domestic production deduction	—	(2.3)	(2.4)
Tax planning benefits, excluding valuation allowance effects	(8.1)	—	—
Tax reserves	(0.3)	0.1	(1.0)
Tax credits	(0.3)	(0.9)	(0.8)
Foreign tax rate effects	0.3	(0.5)	0.8
Other, net	(1.1)	(0.9)	(0.9)
Effective income tax rate	16.0%	0.8%	30.6%
The following table summarizes income (loss) before income taxes from continuing operations:

(in millions)	2018	2017	2016
U.S.	$100.6	$55.7	$57.7
Non-U.S.	11.0	5.3	(0.9)
Income before income taxes	$111.6	$61.0	$56.8
Summary
The Company recognized income tax expense of $17.9 million for the year ended December 31, 2018, compared to $0.5 million for the year ended December 31, 2017. The increase in income tax expense was primarily due to higher earnings, and the impact of certain special tax items in the prior year, which did not repeat in 2018. In addition, during the year ended December 31, 2018, the Company recognized a tax benefit of $8.6 million associated with the completion of a tax planning strategy in Spain. Tax expense for the year ended December 31, 2017 was lower than in 2018, largely due to the recognition of a $23.0 million net tax benefit associated with the revaluation of the Company’s net deferred tax liabilities in the U.S. following the reduction of the federal corporate tax rate included in the 2017 Tax Act. This benefit was partially offset by a $2.2 million net increase in valuation allowance, inclusive of a $3.0 million valuation allowance recorded against the Company’s foreign tax credits as a result of the enactment of the 2017 Tax Act, the recognition of $0.6 million of additional tax expense associated with a change in the state tax rate in Illinois, and additional taxes resulting from higher pre-tax earnings. The Company’s effective tax rate for the year ended December 31, 2018 was 16.0%, compared to 0.8% in 2017. The 2018 effective tax rate

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

included the effects of the benefit from the tax planning strategy, whereas the 2017 effective tax rate included the aforementioned impacts resulting from the 2017 Tax Act.
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
The Company paid income taxes of $21.6 million in 2018, $13.9 million in 2017 and $13.3 million in 2016.
Impact of the 2017 Tax Act
In December 2017, the 2017 Tax Act was enacted. Among its provisions, the 2017 Tax Act reduces the U.S. federal corporate tax rate from 35% to 21% (effective in 2018), required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and created new taxes on certain foreign sourced earnings, including a new minimum tax on Global Intangible Low-Taxed Income (“GILTI”).
The Company accounts for income taxes in accordance with ASC 740, Income Taxes, which requires that the effect of a change in tax rates on deferred tax assets and liabilities be recognized in the period the tax rate change was enacted. As a result of the 2017 Tax Act, the Company remeasured its U.S. deferred tax assets and liabilities at the lower rate, recording a net tax benefit of $23.0 million as a component of Income tax expense on the Consolidated Statement of Operations for the year ended December 31, 2017.
In addition, the 2017 Tax Act moved the U.S. from a worldwide system of taxation to a territorial system and changed the rules that enabled taxpayers to generate foreign source income related to export sales. As a result of these changes, the Company concluded that it was not “more likely than not” that it could utilize its existing foreign tax credits within the applicable carryforward period and recognized a $3.0 million valuation allowance was recorded against the Company’s foreign tax credits as of December 31, 2017.
The 2017 Tax Act also provides a one-time “transition tax” on untaxed post-1986 accumulated earnings and profits (“E&P”) of a company’s controlled foreign corporations (“CFC”) determined as of November 2, 2017 or December 31, 2017 (whichever date on which there is more deferred E&P). Cash and cash equivalents are taxed at an effective rate of 15.5% and earnings in excess of the cash position are taxed at an effective rate of 8%. The 2017 Tax Act permits the netting of positive earnings of one CFC against deficits of others. At both November 2, 2017 and December 31, 2017, the accumulated undistributed earnings of the Company’s foreign subsidiaries aggregate to an overall E&P deficit. Therefore, the Company did not have a transition tax liability under the provisions of the 2017 Tax Act. As of December 31, 2018, the Company continues to assert that its undistributed earnings of certain foreign subsidiaries are indefinitely reinvested.
Due to the complexities of implementing the provisions of the 2017 Tax Act, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on the accounting for the tax effects of the 2017 Tax Act and permits a measurement period not to exceed one year from the enactment date for companies to complete the required analyses and accounting. The consolidated financial statements for the year ended December 31, 2017 included the Company’s provisional estimates of the impact of the 2017 Tax Act, in accordance with SAB 118. The SAB 118 measurement period ended during the fourth quarter of 2018 and the Company had no significant measurement period adjustments. Additionally, the Company completed its assessment of GILTI and has established a policy to account for this tax as a period expense in the year it is incurred.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

Deferred Taxes
The following table summarizes deferred income tax assets and liabilities of the Company’s continuing operations:

(in millions)	2018	2017
Deferred tax assets:
Property, plant and equipment	$1.9	$1.7
Accrued expenses	27.3	24.0
Stock based compensation	3.5	2.6
Net operating loss, research and development and foreign tax credit carryforwards	25.8	22.6
Goodwill and intangibles	0.9	0.4
Pension benefits	20.2	22.7
Other	—	0.8
Gross deferred tax assets	79.6	74.8
Valuation allowance	(9.4)	(10.6)
Total deferred tax assets	70.2	64.2
Deferred tax liabilities:
Property, plant and equipment	(17.9)	(11.3)
Pension benefits	(10.3)	(13.5)
Goodwill and intangibles	(74.6)	(77.1)
Other	(1.1)	(1.2)
Gross deferred tax liabilities	(103.9)	(103.1)
Net deferred tax liabilities	$(33.7)	$(38.9)
The deferred tax asset for tax loss carryforwards at December 31, 2018 includes federal net operating loss carryforwards of $0.5 million, which will begin to expire in 2027, state net operating loss carryforwards of $7.3 million, which will begin to expire in 2019, and foreign net operating loss carryforwards of $13.8 million, which will begin to expire in 2025. The deferred tax asset for tax credit carryforwards at December 31, 2018 includes U.S. research tax credit carryforwards of $1.1 million, which will begin to expire in 2019 and U.S. foreign tax credits of $3.1 million, which will begin to expire in 2023.
The deferred tax asset for tax loss and tax credit carryforwards at December 31, 2017, included federal net operating loss carryforwards of $1.1 million, state net operating loss carryforwards of $8.3 million, foreign net operating loss carryforwards of $9.1 million, U.S. foreign tax credits of $3.0 million, and U.S. research tax credit carryforwards of $1.1 million.
The $70.2 million of deferred tax assets at December 31, 2018, for which no valuation allowance is recorded, is anticipated to be realized through future taxable income or the future reversal of existing taxable temporary differences recorded as deferred tax liabilities at December 31, 2018. Should the Company determine that it would not be able to realize its remaining deferred tax assets in the future, an adjustment to the valuation allowance would be recorded in the period such determination is made.
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
At December 31, 2018, the total valuation allowance recorded against the Company’s deferred tax assets was $9.4 million, comprised of a $5.3 million valuation allowance recorded against state net operating loss carryforwards, a $1.0 million valuation allowance recorded against foreign net deferred tax assets, inclusive of a $0.8 million valuation allowance against net deferred tax assets in the U.K., and a $3.1 million valuation allowance recorded against the Company’s foreign tax credits, primarily as a result of the 2017 Tax Act.
Unrecognized Tax Benefits
The following table summarizes the activity related to the Company’s unrecognized tax benefits:

(in millions)	2018	2017	2016
Balance at January 1	$1.9	$1.8	$2.2
Increases related to current year tax	0.2	0.2	0.1
Decreases due to lapse of statute of limitations	(0.5)	(0.1)	(0.5)
Balance at December 31	$1.6	$1.9	$1.8
The Company’s accounting policy is to recognize interest and penalties related to income tax matters in income tax expense. At December 31, 2018 and 2017, accruals for interest and penalties amounting to $0.6 million and $0.6 million, respectively, are included in the Consolidated Balance Sheets but are not included in the table above. At December 31, 2018 and 2017, reserves for unrecognized tax benefits, including interest and penalties, of $2.1 million and $2.2 million, respectively, were included within Other long-term liabilities on the Consolidated Balance Sheets. At December 31, 2018 and 2017, unrecognized tax benefits of $0.1 million and $0.3 million, respectively, were included as a component of Deferred tax liabilities on the Consolidated Balance Sheets.
All of the unrecognized tax benefits of $1.6 million and $1.9 million at December 31, 2018 and 2017, respectively, would impact our annual effective tax rate, if recognized. We do not expect any significant change to our unrecognized tax benefits as a result of potential expiration of statute of limitations or settlements with tax authorities within the next twelve months.
Status of Tax Returns
We file U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2015 through 2017 tax years generally remain subject to examination by federal tax authorities, whereas the 2014 through 2017 tax years generally remain subject to examination by most state tax authorities. In significant foreign jurisdictions, the tax years from 2014 through 2017 generally remain subject to examination by their respective tax authorities.
NOTE 10 — PENSIONS
As discussed in Note 1 – Summary of Significant Accounting Policies, the Company adopted the guidance in ASU 2017-07 effective January 1, 2018 following the retrospective method of adoption. The Consolidated Statements of Operations presented herein have been recast to present components of net periodic pension expense, other than service cost, as a component of Other expense (income), net or Pension settlement charges, as applicable.
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

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

In October 2018, the U.K. High Court ruled that certain formulas used to calculate guaranteed minimum pension (“GMP”) benefits violated gender-pay equality laws. The Company is currently evaluating the impact of the ruling on its non-U.S. benefit plan’s GMP benefit formulas and monitoring for additional regulatory and interpretive developments. While the non-U.S. benefit plan has not yet been amended to address the ruling, the Company has recognized the estimated impact, resulting in a $2.6 million increase to the benefit obligation with a corresponding adjustment to Prior service cost within Accumulated other comprehensive loss as of December 31, 2018. The prior service costs will be amortized into net periodic benefit cost over the remaining average life expectancy of plan participants.
In September 2017, the Company executed an amendment to its U.S. defined benefit pension plan, which enabled the Company to announce a limited-time voluntary lump-sum pension offering to eligible, terminated, vested plan participants. In connection with the offering, 516 individuals elected to receive a lump-sum settlement payment. In the aggregate, the Company paid a total of $13.7 million in lump-sum benefit payments during the year ended December 31, 2017, using assets of the plan. As total benefit payments during the year ended December 31, 2017 exceeded the sum of the service and interest cost, the Company was required to measure the liabilities of the benefit plans and recognize a settlement charge of $6.1 million, in accordance with ASC 715, Compensation - Retirement Benefits.
The following table summarizes net periodic pension expense (benefit) for the U.S. and non-U.S. benefit plans:

	U.S. Benefit Plan			Non-U.S. Benefit Plan
(in millions)	2018	2017	2016	2018	2017	2016
Company-sponsored plans:
Service cost	$—	$—	$—	$0.2	$0.2	$0.2
Interest cost	6.4	7.6	7.8	1.3	1.4	1.8
Expected return on plan assets	(8.7)	(9.6)	(10.3)	(2.2)	(2.1)	(2.4)
Amortization of actuarial loss	3.0	2.5	5.6	0.6	0.6	0.6
Settlement charge recognized	—	6.1	—	—	—	—
Net periodic pension expense (benefit)	$0.7	$6.6	$3.1	$(0.1)	$0.1	$0.2
The following table summarizes the weighted-average assumptions used in determining pension costs:

	U.S. Benefit Plan			Non-U.S. Benefit Plan
	2018	2017	2016	2018	2017	2016
Discount rate	3.7%	4.3%	4.6%	2.5%	2.6%	3.7%
Expected long-term rate of return on plan assets	7.0%	7.1%	7.5%	4.2%	4.2%	4.9%
The following table summarizes the changes in the projected benefit obligation and plan assets:

	U.S. Benefit Plan		Non-U.S. Benefit Plan
(in millions)	2018	2017	2018	2017
Benefit obligation, beginning of year	$179.0	$180.6	$54.7	$51.7
Service cost	—	—	0.2	0.2
Interest cost	6.4	7.6	1.3	1.4
Actuarial (gain) loss	(13.9)	12.9	(2.2)	(0.1)
Benefits and expenses paid	(9.9)	(8.4)	(3.8)	(3.3)
Settlement payments	—	(13.7)	—	—
Amendments(a)	—	—	2.6	—
Foreign currency translation	—	—	(3.0)	4.8
Benefit obligation, end of year	$161.6	$179.0	$49.8	$54.7
Accumulated benefit obligation, end of year	$161.6	$179.0	$49.8	$54.7

(a)
While the non-U.S. benefit plan has not yet been amended, this component of the change to the benefit obligation of the non-U.S. benefit plan during the year ended December 31, 2018 represents the estimated impact of the U.K. High Court ruling, as described above.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

The following table summarizes the weighted-average assumptions used in determining benefit obligations:

	U.S. Benefit Plan		Non-U.S. Benefit Plan
	2018	2017	2018	2017
Discount rate	4.4%	3.7%	2.8%	2.5%
The following summarizes the changes in the fair value of plan assets:

	U.S. Benefit Plan		Non-U.S. Benefit Plan
(in millions)	2018	2017	2018	2017
Fair value of plan assets, beginning of year	$131.7	$131.1	$54.7	$48.5
Actual (loss) return on plan assets (a)	(10.0)	17.7	(1.6)	3.9
Company contribution	7.0	5.0	1.3	0.9
Benefits and expenses paid	(9.9)	(8.4)	(3.8)	(3.3)
Settlement payments	—	(13.7)	—	—
Foreign currency translation	—	—	(2.9)	4.7
Fair value of plan assets, end of year	$118.8	$131.7	$47.7	$54.7

(a)
Actual (loss) return on plan assets of the U.S. benefit plan for the years ended December 31, 2018 and 2017, was net of fees, commissions and other expenses paid from plan assets of $1.8 million and $2.2 million, respectively.

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

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

The following summarizes the Company’s pension assets in a three-tier fair value hierarchy for its benefit plans:

	U. S. Benefit Plan
	2018				2017
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$4.8	$—	$—	$4.8	$4.2	$—	$—	$4.2
Equity securities:
U.S. Large Cap	36.0	—	—	36.0	39.7	—	—	39.7
U.S. Small and Mid Cap	19.6	—	—	19.6	18.5	—	—	18.5
Developed international	8.9	6.8	—	15.7	12.3	7.1	—	19.4
Emerging markets	10.1	0.8	—	10.9	12.1	0.8	—	12.9
Fixed income:
Government securities	8.2	—	—	8.2	6.6	—	—	6.6
Asset-backed securities	—	12.5	—	12.5	—	11.7	—	11.7
Corporate bonds	—	10.6	—	10.6	—	13.9	—	13.9
Other investments:
Mutual funds	—	—	—	—	1.4	—	—	1.4
Real estate	0.3	—	—	0.3	3.1	—	—	3.1
Total assets at fair value (a)	$87.9	$30.7	$—	$118.6	$97.9	$33.5	$—	$131.4

(a)	Total assets at fair value in the table above exclude a net receivable of $0.2 million and $0.3 million at December 31, 2018 and 2017, respectively.

	Non-U. S. Benefit Plan
	2018				2017
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash	$0.1	$—	$—	$0.1	$0.8	$—	$—	$0.8
Equity securities	—	36.4	—	36.4	—	41.1	—	41.1
Fixed income:
Government securities	2.8	—	—	2.8	3.6	—	—	3.6
Corporate bonds	6.2	2.2	—	8.4	6.8	2.4	—	9.2
Total assets at fair value	$9.1	$38.6	$—	$47.7	$11.2	$43.5	$—	$54.7

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

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

The following summarizes the funded status of the Company-sponsored plans:

	U.S. Benefit Plan		Non-U.S. Benefit Plan
(in millions)	2018	2017	2018	2017
Fair value of plan assets, end of year	$118.8	$131.7	$47.7	$54.7
Benefit obligation, end of year	161.6	179.0	49.8	54.7
Funded status, end of year	$(42.8)	$(47.3)	$(2.1)	$—
The following summarizes the amounts recognized within our Consolidated Balance Sheets:

	U.S. Benefit Plan		Non-U.S. Benefit Plan
(in millions)	2018	2017	2018	2017
Amounts recognized in Total liabilities include:
Long-term pension and other post-retirement benefit liabilities	$42.8	$47.3	$2.1	$—
Net liability recorded	$42.8	$47.3	$2.1	$—
Amounts recognized in Accumulated other comprehensive loss include:
Net actuarial loss	$81.9	$80.2	$17.8	$17.8
Prior service cost	$—	$—	$2.5	$—
Net amount recognized, pre-tax	$81.9	$80.2	$20.3	$17.8
As a result of the U.S. benefit plan becoming fully frozen at the end of 2016, all plan participants are now considered to be inactive. Effective in 2017, the actuarial loss associated with the U.S. benefit plan that is included in Accumulated other comprehensive loss is being amortized into net periodic benefit cost over the remaining average life expectancy of plan participants, as opposed to over the remaining average service period. The same methodology is also being applied to the U.K. benefit plan, which has been fully frozen for a number of years. The Company expects $3.3 million of the net actuarial loss and $0.1 million of the prior service cost to be amortized from Accumulated other comprehensive loss into net periodic benefit cost in 2019.
In 2019, the Company currently expects to contribute up to $1.3 million to the non-U.S. benefit plan, but does not currently expect to make any contributions to the U.S. benefit plan. Future contributions to the plans will be based on such factors as annual service cost, the financial return on plan assets, interest rate movements that affect discount rates applied to plan liabilities and the value of benefit payments made.
The following summarizes the benefits expected to be paid under the Company’s defined benefit plans in each of the next five years, and in aggregate for the five years thereafter:

(in millions)	U.S. Benefit Plan	Non-U.S. Benefit Plan
2019	$9.2	$2.5
2020	9.6	2.6
2021	9.8	2.7
2022	10.2	2.7
2023	10.6	2.9
2024-2028	54.0	15.9
The Company also sponsors a defined contribution retirement plan covering a majority of its employees. Participation is via automatic enrollment and employees may elect to opt out of the plan. Company contributions to the plan are based on employee age and years of service, as well as the percentage of employee contributions. The cost of these plans was $7.2 million in 2018, $6.9 million in 2017 and $6.9 million in 2016.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

Multi-Employer Pension Plans
The Company also participates in two multi-employer pension plans that provide defined benefits to employees under U.S. collective bargaining agreements, as follows:

Pension Fund	EIN/Pension Plan Number	Pension Protection Act Zone Status		FIP/RP Status Pending/ Implemented (a)	Surcharge Imposed	Expiration of Collective Bargaining Agreement
		2018	2017
IAM National Pension Fund (b)	51-6031295/002	Green	Green	No	No	5/31/2021
Sheet Metal Worker’s National Pension Fund (b)	52-6112463/001	Yellow	Yellow	FIP Implemented	No	6/27/2020

(a)	Indicates whether the plan has a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) which is either pending or has been implemented.

(b)	The plans’ year-end to which the zone status relates is December 31, 2017 and 2016.
Contributions to these plans totaled $0.2 million, $0.2 million and $0.1 million for 2018, 2017 and 2016, respectively. The Company’s contributions do not represent more than 5% of the total contributions to the plans as indicated in their most recently available annual reports dated December 31, 2017.
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
NOTE 11 — COMMITMENTS AND CONTINGENCIES
Financial Commitments
The Company provides indemnifications and other guarantees in the ordinary course of business, the terms of which range in duration and often are not explicitly defined. Specifically, the Company is occasionally required to provide letters of credit and bid and performance bonds to various customers, principally to act as security for retention levels related to casualty insurance policies and to guarantee the performance of subsidiaries that engage in export and domestic transactions. At December 31, 2018, the Company had outstanding performance and financial standby letters of credit, as well as outstanding bid and performance bonds, aggregating to $18.2 million. If any such letters of credit or bonds are called, the Company would be obligated to reimburse the issuer of the letter of credit or bond. The Company believes the likelihood of any currently outstanding letter of credit or bond being called is remote.
The Company has transactions involving the sale of equipment to certain of its customers which include (i) guarantees to repurchase the equipment for a fixed price at a future date and (ii) guarantees to repurchase the equipment from the third-party lender in the event of default by the customer. As of December 31, 2018, the single year and maximum potential cash payments the Company could be required to make to repurchase equipment under these agreements were $3.5 million and 4.3 million, respectively. The Company’s risk under these repurchase arrangements would be partially mitigated by the value of the products repurchased as part of the transaction. Further, pursuant to the terms of the June 3, 2016 acquisition of substantially all of the assets and operations of JJE, the former owners of JJE have agreed to reimburse the Company for certain losses incurred resulting from the requirement to repurchase equipment that was sold prior to the acquisition date. Any such reimbursement could be withheld from the C$8.0 million deferred payment to be made to the former owners of JJE on the third anniversary of the acquisition date. Historical cash requirements and losses associated with these obligations have not been significant, but could increase if customer defaults exceed current expectations.
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

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

The following table summarizes the changes in the Company’s warranty liabilities:

(in millions)	2018	2017
Balance at January 1	$8.4	$6.4
Provisions to expense	7.8	6.6
Acquisitions	—	1.7
Payments	(6.4)	(6.3)
Balance at December 31	$9.8	$8.4
As of December 31, 2018 and 2017, an estimated liability was recorded within the Environmental Solutions Group in connection with a specific warranty matter. It is reasonably possible that the Company’s estimate may change in the near term as more information becomes available; however, the ultimate resolution of this matter is not expected to have a material adverse effect on the Company’s results of operations, financial position or liquidity.
Environmental Liabilities
In May 2012, the Company sold a facility in Pearland, Texas. The facility was previously used by the Company’s discontinued Pauluhn business, which manufactured marine, offshore and industrial lighting products. The site is in the process of remediation, and it is probable that the site will incur future costs. As such, as of December 31, 2018 and 2017, environmental remediation reserves of $0.4 million and $0.5 million, respectively, have been included in liabilities of discontinued operations on the Consolidated Balance Sheets. The recorded reserves are based on an undiscounted estimate of the range of costs to remediate the site, depending upon the remediation approach and other factors. The Company’s estimate may change in the near-term as more information becomes available; however, the costs are not expected to have a material adverse effect on the Company’s results of operations, financial position or cash flow.
NOTE 12 — LEGAL PROCEEDINGS
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

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
On June 25, 2014, a unanimous three-judge panel of the First District Illinois Appellate Court issued its opinion reversing the class certification order of the trial court. Specifically, the Appellate Court determined that the trial court’s ruling failed to satisfy the class-action requirements that the common issues of the firefighters’ claims predominate over the individual issues and that there is an adequate representative for the class. During a status hearing on October 8, 2014, plaintiffs represented to the Court that they would again seek to certify a class of firefighters on the issue of whether the Company’s sirens were defective and unreasonably dangerous. On January 12, 2015, plaintiffs filed motions to amend their complaints to add class action allegations with respect to Chicago firefighter plaintiffs as well as the approximately 1,800 firefighter plaintiffs from locations outside of Chicago. On March 11, 2015, the trial court granted plaintiff’s motions to amend their complaints. On April 24, 2015, the cases were transferred to Cook County chancery court, which will decide all class certification issues. On March 23, 2018, plaintiffs filed a motion to certify as a class all firefighters from the Chicago Fire Department who have filed lawsuits in this matter. The Company has served discovery upon plaintiffs related to this motion and intends to continue its objections to any attempt at certification. The court has scheduled a hearing for this case on March 19, 2019.
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
The Company has also been sued on this issue outside of the Cook County, Illinois venue. Between 2007 and 2009, a total of 71 lawsuits involving 71 plaintiffs were filed in the Court of Common Pleas, Philadelphia County, Pennsylvania. Three of these cases were dismissed pursuant to pretrial motions filed by the Company. Another case was voluntarily dismissed. Prior to trial in four cases, the Company paid nominal sums to obtain dismissals.
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
On April 22, 2011, the Company confirmed that the terms and conditions of the Settlement Agreement had been met and made a payment of $3.6 million to conclude the settlement. The amount was based upon the Company’s receipt of 1,069 signed releases provided by Claimants, which was 95% of all Claimants identified in the Settlement Agreement.
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
With respect to claims of other out-of-state firefighters involved in these two cases, the Company moved to dismiss these claims as improperly filed in Pennsylvania. The Court granted this motion and dismissed these claims on November 5, 2015. During August through December 2015, another nine new cases were filed in the Court of Common Pleas, Philadelphia County, Pennsylvania. These cases involve a total of 193 firefighters, most of whom are located outside of Pennsylvania. The Company again moved to dismiss all claims filed by out-of-state firefighters in these cases as improperly filed in Pennsylvania. On May 24, 2016, the Court granted this motion and dismissed these claims. Plaintiffs appealed this decision and, on September 25, 2018, the appellate court reversed this dismissal. The Company has filed a petition with the appellate court requesting that the court reconsider its ruling. On December 7, 2018, the appellate court granted the Company’s petition and withdrew its prior decision. The Court has ordered that the parties file additional briefs and a new panel of appellate judges issue a decision.

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
A second trial involving Pittsburgh firefighters began during January 2018. At the outset of this trial, plaintiffs’ attorneys requested that the Company consider settlement of various cases. This trial was continued to allow the parties to further discuss possible settlement. During March 2018, the parties agreed in principle on a framework to resolve hearing loss claims and cases in all jurisdictions involved in the hearing loss litigation except in Cook County, Lackawanna County, and excluding one case involving one firefighter in New York City. The firefighters excluded from this settlement framework are represented by different attorneys. Pursuant to this settlement framework, the Company would pay $700 to each firefighter who has filed a lawsuit and is eligible to be part of the settlement. The Company would pay $300 to each firefighter who has not yet filed a case and is eligible to be part of the settlement. To be eligible for settlement, among other things, firefighters must provide proof that they have high frequency noise-induced hearing loss. There are approximately 3,700 firefighters whose claims may be considered as part of this settlement, including approximately 1,320 firefighters who have ongoing filed lawsuits. The parties are in the process of determining how many of these firefighters will be eligible to participate in the settlement. In order to minimize the parties’ respective legal costs and expenses during this settlement process, on July 5, 2018, the parties entered into a tolling agreement (the “Tolling Agreement”). Pursuant to the Tolling Agreement, counsel for the settling firefighters agreed to dismiss the pending lawsuits in all jurisdictions except for the Allegheny County (Pittsburgh), Pennsylvania cases, and the Company agreed to a tolling of any statute of limitations applicable to the dismissed cases until March 1, 2019. The settlement framework will require plaintiffs’ attorneys to withdraw from representing firefighters who elect not to participate in this settlement.
As of December 31, 2018, the Company has recognized an estimated liability for the potential settlement amount. While it is reasonably possible that the ultimate resolution of this matter may result in a loss in excess of the amount accrued, the incremental loss is not expected to be material.
During March 2014, an action also was brought in the Court of Common Pleas of Erie County, Pennsylvania on behalf of 61 firefighters. This case likewise involves various defendants in addition to the Company. After the Company filed pretrial motions, 33 Erie County firefighter plaintiffs voluntarily dismissed their claims. During August 2017, five cases involving 70 firefighter plaintiffs were filed in Lackawanna County, Pennsylvania. These cases involve firefighter plaintiffs who originally

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

filed in Cook County and were dismissed pursuant to the Company’s forum nonconveniens motion. As of December 31, 2018, a total of 263 firefighters are involved in cases filed in Allegheny and Lackawanna counties in Pennsylvania.
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
The Company’s ongoing negotiations with its insurer, CNA, over insurance coverage on these claims have resulted in reimbursements of a portion of the Company’s defense costs. These reimbursements are recorded as a reduction of corporate operating expenses. For the years ended December 31, 2018, 2017 and 2016, the Company recorded reimbursements from CNA of $0.3 million, $0.6 million and $0.2 million, respectively, related to legal costs.
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

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

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
In April 2016, the Civil Chamber of the Supreme Court of Latvia heard the Company’s appeal and upheld the trial court’s ruling against Bronto. As the Company’s appeal of the trial judgment was unsuccessful, a charge of $1.3 million was recorded as a component of Gain from discontinued operations and disposal, net of tax in the year ended December 31, 2016, to reflect the Company’s share of the liability. The Company decided not to further appeal the Supreme Court’s ruling and, during the year ended December 31, 2017, settled the liability due to Morita.
NOTE 13 — EARNINGS PER SHARE
The Company computes earnings per share (“EPS”) in accordance with ASC 260, Earnings per Share, which requires that non-vested restricted stock containing non-forfeitable dividend rights should be treated as participating securities pursuant to the two-class method. Under the two-class method, net income is reduced by the amount of dividends declared in the period for common stock and participating securities. The remaining undistributed earnings are then allocated to common stock and participating securities as if all of the net income for the period had been distributed. The amounts of distributed and undistributed earnings allocated to participating securities for the years ended December 31, 2018, 2017 and 2016 were insignificant and did not materially impact the calculation of basic or diluted EPS.
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
For the years ended December 31, 2018, 2017 and 2016, options to purchase 0.3 million, 0.7 million and 1.3 million shares of the Company’s common stock, respectively, had an anti-dilutive effect on EPS, and accordingly, are excluded from the calculation of diluted EPS.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

The following table reconciles net income to basic and diluted EPS:

(in millions, except per share data)	2018	2017	2016
Income from continuing operations	$93.7	$60.5	$39.4
Gain from discontinued operations and disposal, net of tax	0.3	1.1	4.4
Net income	$94.0	$61.6	$43.8
Weighted average shares outstanding — Basic	59.9	59.7	60.4
Dilutive effect of common stock equivalents	1.3	0.7	0.8
Weighted average shares outstanding — Diluted	61.2	60.4	61.2
Basic earnings per share:
Earnings from continuing operations	$1.56	$1.01	$0.65
Earnings from discontinued operations and disposal, net of tax	0.01	0.02	0.07
Net earnings per share	$1.57	$1.03	$0.72
Diluted earnings per share:
Earnings from continuing operations	$1.53	$1.00	$0.64
Earnings from discontinued operations and disposal, net of tax	0.01	0.02	0.07
Net earnings per share	$1.54	$1.02	$0.71
NOTE 14 — STOCK-BASED COMPENSATION
The Company’s stock compensation plan, approved by the Company’s stockholders and administered by the Compensation and Benefits Committee of the Board of Directors of the Company (the “CBC”), provides for the grant of incentive stock options, restricted stock and other stock-based awards or units to key employees and directors. The plan authorizes the grant of up to 7.8 million shares or units through April 2025. At December 31, 2018, approximately 4.9 million shares were available for future issuance under the plan.
The total compensation expense related to all grants awarded under the plan was $7.6 million, $4.6 million and $4.8 million, for the years ended December 31, 2018, 2017 and 2016, respectively. The related income tax benefits recognized in earnings were $1.8 million, $1.1 million and $2.2 million for the years ended December 31, 2018, 2017 and 2016, respectively.
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
The weighted average fair value of options granted during 2018, 2017 and 2016 was $7.17, $7.00 and $4.25, respectively.
The fair value of each option grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	2018	2017	2016
Dividend yield	1.4%	1.7%	2.2%
Expected volatility	32%	45%	43%
Risk free interest rate	2.9%	2.2%	1.3%
Weighted average expected option life in years	5.9	7.5	5.8

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
The following summarizes stock option activity:

	Option Shares			Weighted Average Exercise Price
(in millions)	2018	2017	2016	2018	2017	2016
Outstanding, at beginning of year	2.3	2.6	2.1	$11.08	$10.71	$10.29
Granted	0.3	0.5	0.7	23.14	15.30	12.69
Exercised	(0.2)	(0.3)	(0.1)	9.49	10.53	8.39
Canceled or expired	—	(0.5)	(0.1)	18.03	14.10	15.77
Outstanding, at end of year	2.4	2.3	2.6	$12.51	$11.08	$10.71
Exercisable, at end of year	1.8	1.6	1.6	$10.59	$9.57	$8.96
At December 31, 2018, options that have vested and are expected to vest totaled 2.3 million shares, with a weighted average exercise price of $12.29, and represent the sum of 1.8 million vested (or exercisable) options and 0.5 million options that are expected to vest. Options that are expected to vest are derived by applying the pre-vesting forfeiture rate assumption against outstanding, unvested options as of December 31, 2018.
The following table summarizes information for stock options outstanding as of December 31, 2018 under all plans:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(in millions)	(in years)		(in millions)
$5.01 — $10.00	0.9	3.2	$6.59	0.9	$6.59
10.01 — 15.00	0.8	6.7	13.12	0.6	13.26
15.01 — 20.00	0.5	7.2	16.51	0.3	16.29
20.01 — 25.00	0.2	9.3	23.14	—	23.14
	2.4	5.8	$12.51	1.8	$10.59
The aggregate intrinsic value of stock options outstanding and exercisable at December 31, 2018 was $18.2 million and $16.4 million, respectively. The total intrinsic value of stock options exercised was $3.0 million, $2.3 million and $0.4 million for the years ended December 31, 2018, 2017 and 2016, respectively. The related tax benefits were $0.8 million, $0.9 million and $0.1 million for the years ended December 31, 2018, 2017 and 2016, respectively. Cash received from the exercise of stock options was $1.3 million, $1.6 million and $0.5 million for the years ended December 31, 2018, 2017 and 2016, respectively.
The total compensation expense related to all stock option compensation plans was $2.1 million, $2.2 million and $2.1 million for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, there was $2.1 million of total unrecognized compensation cost related to stock options that is expected to be recognized over the weighted-average period of approximately 1.8 years.
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

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

The following table summarizes restricted stock activity for the year ended December 31, 2018:

	Number of Restricted Shares	Weighted Average Price per Share
	(in millions)
Outstanding and non-vested, at December 31, 2017	0.2	$15.52
Granted	0.1	22.85
Vested	(0.1)	18.23
Forfeited	—	17.48
Outstanding and non-vested, at December 31, 2018	0.2	$18.12
The total grant-date fair value of restricted stock that vested in the years ended December 31, 2018, 2017 and 2016 was $1.0 million, $1.5 million and $1.3 million, respectively.
The total compensation expense related to all restricted stock compensation plans was $1.8 million, $1.6 million and $1.2 million for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, there was $1.7 million of total unrecognized compensation cost related to restricted stock that is expected to be recognized over the weighted-average period of approximately 1.9 years.
Performance Awards
In each of the three years in the period ended December 31, 2018, the Company granted performance-based restricted stock unit awards (“PSUs”) to certain executives and other non-executive officers. Performance targets associated with PSUs are set annually and approved by the CBC. At the Company’s discretion, actual payment of the awards earned shall be in cash or in common stock of the Company, or in a combination of both. The Company intends to settle all such awards by issuing shares of its common stock. The number of shares of common stock that the Company may issue in connection with these PSUs can range from 0% to 200% of target, depending upon achievement against the performance targets. Shares associated with non-vested PSUs do not have voting or dividend rights until issuance. The Company assesses the probability of vesting, based on expected achievement against these performance targets, on a quarterly basis.
The cost of PSUs, based on their fair market value determined using the closing market price on the date of grant, is charged to expense over the respective vesting periods, which is the three-year period ended December 31, 2018 for the 2016 grants, the three-year period ended December 31, 2019 for the 2017 grants and the three-year period ended December 31, 2020 for the 2018 grants.
The PSUs granted in 2018 have a three-year performance period ending December 31, 2020, in which the Company must achieve a certain cumulative EPS from continuing operations and a certain average return on invested capital (“ROIC”), which are performance conditions per ASC 718. If earned, these shares would vest on December 31, 2020.
The PSUs granted in 2017 have a three-year performance period ending December 31, 2019, in which the Company must achieve a certain cumulative EPS from continuing operations and a certain average ROIC, which are performance conditions per ASC 718. If earned, these shares would vest on December 31, 2019.
The PSUs granted in 2016 had a three-year performance period ending December 31, 2018, in which a certain cumulative EPS from continuing operations and a certain average ROIC was targeted. The PSUs granted in 2016 became fully vested on December 31, 2018. Based on the achievement against targets over the three-year performance period, 98% of the target shares were earned. The underlying shares will be issued to participants in the first quarter of 2019.
The total grant-date fair value of PSUs that vested in the years ended December 31, 2018, 2017 and 2016 was $1.7 million, $0.3 million and $3.7 million, respectively.
Compensation expense included in the Consolidated Statements of Operations for the PSUs in the years ended December 31, 2018, 2017 and 2016 was $3.7 million, $0.8 million and $1.5 million, respectively. As of December 31, 2018, there was $4.5 million of total unrecognized compensation cost related to PSUs that is expected to be recognized over the weighted-average period of approximately 1.7 years.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

The following table summarizes PSU activity for the year ended December 31, 2018:

	Number of PSUs	Weighted Average Price per Share
	(in millions)
Outstanding and non-vested, at December 31, 2017	0.3	$15.19
Granted	0.1	23.14
Vested	(0.1)	12.87
Forfeited	—	16.30
Outstanding and non-vested, at December 31, 2018	0.3	$20.13
NOTE 15 — STOCKHOLDERS’ EQUITY
The Company’s Board of Directors (the “Board”) has the authority to issue 90.0 million shares of common stock at a par value of $1 per share. The holders of common stock (i) may receive dividends subject to all of the rights of the holders of preference stock, (ii) shall be entitled to share ratably upon any liquidation of the Company in the assets of the Company, if any, remaining after payment in full to the holders of preference stock and (iii) receive one vote for each common share held and shall vote together share for share with the holders of voting shares of preference stock as one class for the election of directors and for all other purposes. The Company had 66.4 million and 66.1 million common shares issued as of December 31, 2018 and 2017, respectively. Of those amounts, 60.2 million and 60.0 million common shares were outstanding as of December 31, 2018 and 2017, respectively.
The Board is also authorized to provide for the issuance of 0.8 million shares of preference stock at a par value of $1 per share. The authority of the Board includes, but is not limited to, the determination of the dividend rate, voting rights, conversion and redemption features and liquidation preferences. The Company has not designated or issued any preference stock as of December 31, 2018.
Dividends
The Company declared and paid dividends totaling $18.7 million, $16.8 million and $16.9 million during 2018, 2017 and 2016, respectively.
On February 19, 2019, the Board declared a quarterly cash dividend of $0.08 per common share payable on March 29, 2019 to holders of record at the close of business on March 18, 2019.
Stock Repurchase Program
In November 2014, the Board authorized a stock repurchase program of up to $75.0 million of the Company’s common stock. The stock repurchase program is intended primarily to facilitate opportunistic purchases of Company stock as a means to provide cash returns to stockholders, enhance stockholder returns and manage the Company’s capital structure.
During the year ended December 31, 2018, the Company repurchased 62,500 shares for a total of $1.2 million under the stock repurchase program. No shares were repurchased during the year ended December 31, 2017. During the year ended December 31, 2016, the Company repurchased 2,961,007 shares for a total of $37.8 million under the stock repurchase program.
Under its stock repurchase program, the Company is authorized to repurchase, from time to time, shares of its outstanding common stock in the open market or through privately negotiated transactions. Stock repurchases by the Company are subject to market conditions and other factors and may be commenced, suspended or discontinued at any time.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

Accumulated Other Comprehensive Loss
The following tables summarize the changes in each component of Accumulated other comprehensive loss, net of tax:

(in millions) (a)	Actuarial Losses	Prior Service Costs	Foreign Currency Translation	Unrealized Gain on Derivatives	Total
Balance at January 1, 2018	$(75.4)	$—	$(2.5)	$1.0	$(76.9)
Other comprehensive (loss) income before reclassifications	(3.9)	(2.5)	(6.4)	0.8	(12.0)
Amounts reclassified from accumulated other comprehensive loss	2.7	—	—	(0.5)	2.2
Net current-period other comprehensive (loss) income	(1.2)	(2.5)	(6.4)	0.3	(9.8)
Impact of adoption of ASU 2018-02 (c)	(10.8)	—	—	0.2	(10.6)
Balance at December 31, 2018	$(87.4)	$(2.5)	$(8.9)	$1.5	$(97.3)

(in millions) (a)	Actuarial Losses (b)	Foreign Currency Translation	Unrealized Gain on Derivatives	Total
Balance at January 1, 2017	$(79.0)	$(13.0)	$—	$(92.0)
Other comprehensive (loss) income before reclassifications	(2.2)	10.5	0.8	9.1
Amounts reclassified from accumulated other comprehensive loss	5.8	—	0.2	6.0
Net current-period other comprehensive income	3.6	10.5	1.0	15.1
Balance at December 31, 2017	$(75.4)	$(2.5)	$1.0	$(76.9)

(a)	Amounts in parentheses indicate losses.

(b)
During the year ended December 31, 2017, the Company reclassified $6.1 million of actuarial losses from Accumulated other comprehensive loss to Pension settlement charges on the Consolidated Statements of Operations.

(c)	Refer to Note 1– Summary of Significant Accounting Policies for further discussion of the adoption of ASU 2018-02.
The following table summarizes the amounts reclassified from Accumulated other comprehensive loss, net of tax, and the affected line item in the Consolidated Statements of Operations:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in Consolidated Statements of Operations (a)
	2018	2017
	(in millions) (b)
Amortization of actuarial losses of defined benefit pension plans	$(3.6)	$(3.1)	Other expense (income), net
Recognition of actuarial losses associated with pension settlement	—	(6.1)	Pension settlement charges
Interest income (expense) on interest rate swap	0.6	(0.3)	Interest expense
Total before tax	(3.0)	(9.5)
Income tax benefit	0.8	3.5	Income tax expense
Total reclassifications for the period, net of tax	$(2.2)	$(6.0)

(a)	Continuing operations only.

(b)	Amount in parentheses indicate debits to profit/loss.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

NOTE 16 — SEGMENT INFORMATION
The Company has two reportable segments. Business units are organized under each reportable segment because they share certain characteristics, such as technology, marketing, distribution and product application, which create long-term synergies. The principal activities of the Company’s reportable segments are as follows:
Environmental Solutions — Our Environmental Solutions Group is a leading manufacturer and supplier of a full range of street sweeper vehicles, sewer cleaner and vacuum loader trucks, hydro-excavation trucks, high-performance waterblasting equipment, dump truck bodies and trailers. The Group manufactures vehicles and equipment in the U.S. and Canada that are sold under the Elgin®, Vactor®, Guzzler®, WestechTM, Jetstream®, Ox Bodies®, Crysteel®, J-Craft®, Duraclass®, Rugby® and Travis® brand names. Product offerings also include certain products manufactured by other companies, such as refuse and recycling collection vehicles, camera systems, ice resurfacing equipment and snow-removal equipment. Products are sold to both municipal and industrial customers either through a dealer network or direct sales to service customers generally depending on the type and geographic location of the customer. In addition to vehicle and equipment sales, the Group also engages in the sale of parts, service and repair, equipment rentals and training as part of a complete aftermarket offering to its current and potential customers through its service centers located across North America. Our Environmental Solutions Group includes the aggregated results of two operating segments, including TBEI.
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
Corporate contains those items that are not included in our reportable segments.
Net sales by reportable segment reflect sales of products and services to external customers, as reported in the Company’s Consolidated Statements of Operations. Intersegment sales are insignificant. The Company evaluates performance based on operating income of the respective segment. Operating income includes all revenues, costs and expenses directly related to the segment involved. In determining reportable segment income, neither corporate nor interest expenses are included. Reportable segment depreciation and amortization expense, identifiable assets and capital expenditures relate to those assets that are utilized by the respective reportable segment. Corporate assets consist principally of cash and cash equivalents, deferred tax assets and fixed assets. The accounting policies of each reportable segment are the same as those described in Note 1 – Summary of Significant Accounting Policies.
Revenues attributed to customers located outside of the U.S. aggregated $241.5 million in 2018, $224.4 million in 2017 and $197.7 million in 2016, of which sales exported from the U.S. aggregated $64.5 million, $58.0 million and $88.0 million, respectively.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

The following tables summarize the Company’s continuing operations by segment, including net sales, operating income, depreciation and amortization, total assets and capital expenditures:

(in millions)	2018	2017	2016
Net sales:
Environmental Solutions	$863.5	$692.6	$490.7
Safety and Security Systems	226.0	205.9	217.2
Total net sales	$1,089.5	$898.5	$707.9
Operating income:
Environmental Solutions	$113.0	$72.4	$54.5
Safety and Security Systems	34.1	27.0	27.9
Corporate and eliminations	(25.6)	(25.8)	(21.6)
Total operating income	121.5	73.6	60.8
Interest expense	9.3	7.3	1.9
Debt settlement charges	—	—	0.3
Pension settlement charges	—	6.1	—
Other expense (income), net	0.6	(0.8)	1.8
Income before income taxes	$111.6	$61.0	$56.8

(in millions)	2018	2017	2016
Depreciation and amortization:
Environmental Solutions	$32.6	$25.7	$14.5
Safety and Security Systems	3.7	4.1	4.4
Corporate	0.1	0.2	0.2
Total depreciation and amortization	$36.4	$30.0	$19.1

(in millions)	2018	2017	2016
Total assets:
Environmental Solutions	$775.2	$746.4	$393.3
Safety and Security Systems	211.5	211.8	200.1
Corporate and eliminations	36.7	33.6	48.7
Total assets of continuing operations	1,023.4	991.8	642.1
Total assets of discontinued operations	0.4	0.5	1.1
Total assets	$1,023.8	$992.3	$643.2

(in millions)	2018	2017	2016
Capital expenditures:
Environmental Solutions	$11.1	$5.2	$3.7
Safety and Security Systems	2.0	2.2	1.8
Corporate	1.0	0.6	0.6
Total capital expenditures	$14.1	$8.0	$6.1
The following table summarizes net sales by geographic region based on the location of the end customer:

(in millions)	2018	2017	2016
Net sales:
U.S.	$848.0	$674.1	$510.2
Canada	150.9	142.6	111.5
Europe/Other	90.6	81.8	86.2
Total net sales	$1,089.5	$898.5	$707.9

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

The following table summarizes long-lived assets (excluding deferred tax and intangible assets) by geographic region based on the location of the Company’s subsidiaries:

(in millions)	2018	2017	2016
Long-lived assets (excluding deferred tax and intangible assets):
U.S.	$110.3	$97.0	$78.7
Canada	50.4	52.3	46.1
Europe	3.2	3.1	2.5
Other	0.3	0.3	0.3
Total long-lived assets	$164.2	$152.7	$127.6
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
Interest Rate Swap
As described in Note 8 – Debt, the Company entered into an interest rate swap as a means of fixing the floating interest rate component on a portion of its floating-rate debt. The Company classified the interest rate swap as Level 2 due to the use of a discounted cash flow model based on the terms of the contract and the interest rate curve (Level 2 inputs) to calculate the fair value of the swap.
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
The Company uses an income approach to value the contingent consideration obligation based on future financial performance, which is determined based on the present value of expected future cash flows. Due to the lack of relevant observable market data over fair value inputs, the Company has classified the contingent consideration liability within Level 3 of the fair value hierarchy outlined in ASC 820, Fair Value Measurements. Increases in the expected payout under a contingent consideration arrangement contribute to increases in the fair value of the related liability. Conversely, decreases in the expected payout under a contingent consideration arrangement contribute to decreases in the fair value of the related liability. Changes in assumptions could have an impact on the fair value of the contingent consideration, which has a maximum payout of C$10.0 million (approximately $7.3 million).

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

The following tables summarize the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2018 and 2017:

	Fair Value Measurement at December 31, 2018 Using
(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$14.1	$—	$—	$14.1
Interest rate swap	—	2.0	—	2.0
Liabilities:
Contingent consideration	—	—	6.7	6.7

	Fair Value Measurement at December 31, 2017 Using
(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$14.4	$—	$—	$14.4
Interest rate swap	—	1.6	—	1.6
Liabilities:
Contingent consideration	—	—	6.3	6.3
The following table provides a roll-forward of the fair value of recurring Level 3 fair value measurements for the years ended December 31, 2018 and 2017:

(in millions)	Year Ended December 31, 2018	Year Ended December 31, 2017
Contingent consideration liability, at beginning of period	$6.3	$5.1
Foreign currency translation	(0.5)	0.4
Total losses included in earnings (a)	0.9	0.8
Contingent consideration liability, at end of period	$6.7	$6.3

(a)	Changes in the fair value of contingent consideration liabilities are included as a component of Acquisition and integration-related expenses within the Consolidated Statements of Operations.
NOTE 18 — DISCONTINUED OPERATIONS
In the year ended December 31, 2018, the Company recorded a net gain from discontinued operations and disposal of $0.3 million, primarily due to adjustments of estimated product liability obligations of previously discontinued businesses, resulting from updated actuarial valuations.
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

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

The activity of the Company’s discontinued operations in each of the years ended December 31, 2018, 2017 and 2016 is described further below:
Fire Rescue Group
On January 29, 2016, the Company completed the sale of Bronto to Morita, initially receiving proceeds of €76.0 million in cash at closing (approximately $82.3 million), with an additional €5.1 million in cash (approximately $5.7 million) being received in connection with the payment of the final working capital and net debt adjustments in the second quarter of 2016.
Prior to sale, Bronto was the only remaining operation in the Company’s Fire Rescue Group, which was previously identified as a reportable segment of the Company as defined under ASC 280. Following the completion of the transaction, the Company no longer operates the Fire Rescue Group, which the Company considered a significant strategic shift in the Company’s operations, and as such, the Fire Rescue Group has been presented as a discontinued operation in the Company’s consolidated financial statements.
Under the terms of the sale, the Company and Morita agreed that the Company will remain in control of negotiations and proceedings relating to the appeal of the ruling issued in the Latvian commercial dispute, discussed further in Note 12 – Legal Proceedings, and also fund the legal costs associated therewith. The Company also agreed to compensate Morita for 50% of any liability resulting from a final and non-appealable decision of a court of competent jurisdiction, net of any actual income tax benefit to Bronto as a result of the judgment, and less 50% of legal fees incurred by the Company between the January 29, 2016 date of sale and the date of receiving such non-appealable decision. The Company’s appeal of the initial judgment, heard in April 2016, was unsuccessful, and a charge of $1.3 million was recorded as a component of Gain from discontinued operations and disposal, net of tax in the year ended December 31, 2016 to reflect the Company’s share of the liability. The Company decided not to further appeal the Supreme Court’s ruling and, during the year ended December 31, 2017, settled the liability due to Morita.
After recognition of the accumulated foreign currency translation loss and actuarial losses attributable to the Fire Rescue Group, the $1.3 million liability recorded in connection with the Latvian commercial dispute, as well as $4.6 million of net income tax expense, the Company recognized a net gain of $4.2 million on disposal of the Fire Rescue Group upon completion of the sale in the year ended December 31, 2016.
The following table presents the operating results of the Company’s discontinued Fire Rescue Group for each of the three years in the period ended December 31, 2018:

(in millions)	2016 (a)
Net sales	$4.2
Cost of sales	3.9
Gross profit	0.3
Selling, engineering, general and administrative expenses	1.1
Operating loss	(0.8)
Other income, net	—
Loss before income taxes	(0.8)
Income tax benefit	(0.2)
Net loss from operations	$(0.6)

(a)	Only includes activity in the period up to the completion of the sale on January 29, 2016.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

Assets and liabilities of discontinued operations
The following table presents the assets and liabilities of the Company’s discontinued operations, which include the Fire Rescue Group, as well as other operations discontinued in prior periods, as of December 31, 2018 and 2017:

	2018			2017
(in millions)	Fire Rescue	Other	Total	Fire Rescue	Other	Total
Deferred tax assets	$—	$0.4	$0.4	$—	$0.5	$0.5
Long-term assets of discontinued operations	$—	$0.4	$0.4	$—	$0.5	$0.5

Accrued liabilities:
Other current liabilities	$—	$0.2	$0.2	$—	$0.5	$0.5
Current liabilities of discontinued operations	$—	$0.2	$0.2	$—	$0.5	$0.5

Other long-term liabilities	$—	$1.4	$1.4	$—	$1.5	$1.5
Long-term liabilities of discontinued operations	$—	$1.4	$1.4	$—	$1.5	$1.5
The Company retains certain liabilities for other operations discontinued in prior periods, primarily for environmental remediation and product liability. Included in liabilities of discontinued operations at December 31, 2018 and 2017 is $0.4 million and $0.5 million, respectively, related to environmental remediation at the Pearland, Texas facility, and $1.1 million and $1.4 million, respectively, relating to estimated product liability obligations of the discontinued North American refuse truck body business.
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
The Company will adopt Topic 842 effective January 1, 2019, and expects to follow the alternative transition method outlined in ASU 2018-11. Upon adoption, the Company expects to elect a number of practical expedients outlined in the transition guidance which, among other things, allow for the carryforward of historical lease classifications. In addition, the Company expects that it will separately account for non-lease and associated lease components and will apply the short-term lease exception, whereby the Company will not recognize a right-of-use asset or lease liability for leases with an initial term of twelve months or less.
In addition to the expanded disclosure requirements, the Company currently anticipates the most significant adoption impacts will include (i) the recognition of right-of-use assets and lease liabilities of approximately $25 million to $30 million on its Consolidated Balance Sheets, and (ii) a change to the Company’s recognition of the deferred gain associated with the sale-leaseback transactions that the Company entered into in July 2008 for its Elgin, Illinois and University Park, Illinois plant locations, as discussed further in Note 5 – Properties and Equipment. The deferred gain, which initially totaled $29.0 million, has been amortized through the Company’s Consolidated Statement of Operations on a straight-line basis over the 15-year life of the respective leases, since 2018. As a result, approximately $1.9 million of the deferred gain has been recognized each year since 2008. Effective in 2019, the Company will no longer recognize any portion of the gain through the Consolidated Statement of Operations, and will recognize the remaining deferred gain balance, net of the related deferred tax asset, as a cumulative effect adjustment to opening retained earnings. As of December 31, 2018, the deferred gain balance totaled $8.7 million.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

Other than the aforementioned loss of the deferred gain recognition, the adoption of Topic 842 is not expected to have a material impact on the Company’s results of operations or cash flows. Further, we do not expect the adoption of Topic 842 to have an impact on our liquidity or on our debt-covenant compliance under our current arrangements.
No other new accounting pronouncements issued, but not yet adopted, are expected to have a material impact on the Company’s results of operations, financial position or cash flow.
NOTE 20 — SELECTED QUARTERLY DATA (UNAUDITED)
The Company reports its interim quarterly periods on a 13-week basis ending on a Saturday with the fiscal year ending on December 31. The effects of this practice exist only within a reporting year. For ease of presentation, the Company uses “March 31,” “June 30,” “September 30” and “December 31” to refer to its results of operations for the quarterly periods then ended. In 2018, the Company’s interim quarterly periods ended March 31, June 30, September 29 and December 31. In 2017, the Company’s interim quarterly periods ended April 1, July 1, September 30 and December 31.
The following table summarizes the quarterly results of operations, including earnings per share:

	2018
(in millions, except per share data)	March 31(a)	June 30(b)	September 30(c)	December 31(d)
Net sales	$249.7	$291.0	$269.4	$279.4
Gross profit	61.9	79.2	69.0	72.0

Income from continuing operations	12.9	26.9	21.7	32.2
Gain from discontinued operations and disposal, net	—	—	—	0.3
Net income	$12.9	$26.9	$21.7	$32.5
Diluted earnings per share:
Earnings from continuing operations	$0.21	$0.44	$0.36	$0.53
Earnings from discontinued operations	—	—	—	—
Net earnings per share	$0.21	$0.44	$0.36	$0.53

(a)
Income from continuing operations includes pre-tax purchase accounting expenses, acquisition and integration-related expenses and hearing loss settlement charges of $0.6 million, $0.5 million and $0.4 million, respectively.

(b)	Income from continuing operations includes pre-tax purchase accounting expenses and acquisition and integration-related expenses of $0.4 million and $0.4 million, respectively.

(c)	Income from continuing operations includes pre-tax purchase accounting expenses and acquisition and integration-related expenses of $0.1 million and $0.4 million, respectively.

(d)
Income from continuing operations includes pre-tax purchase accounting expenses and acquisition and integration-related expenses of $0.1 million and $0.2 million, respectively, as well as an $8.6 million net benefit from tax planning strategies.

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

(a)
Income from continuing operations includes pre-tax purchase accounting expenses, acquisition and integration-related expenses, restructuring charges and executive severance costs of $0.5 million, $0.5 million, $0.3 million and $0.7 million, respectively.

(b)
Income from continuing operations includes pre-tax purchase accounting expenses, acquisition and integration-related expenses, and restructuring charges of $2.5 million, $1.0 million and $0.1 million, respectively.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

(c)
Income from continuing operations includes pre-tax purchase accounting expenses, acquisition and integration-related expenses, and restructuring charges of $1.3 million, $0.7 million and $0.1 million, respectively, as well as $0.6 million of tax expense associated with a change in the enacted state tax rate in Illinois.

(d)
Income from continuing operations includes pre-tax purchase accounting expenses, acquisition and integration-related expenses, restructuring charges, pension settlement charges and hearing loss settlement charges of $0.5 million, $0.5 million, $0.1 million, $6.1 million and $1.5 million, respectively, as well as a $20.8 million net benefit from special tax items, primarily represented by the Company’s preliminary estimate of the impact of the 2017 Tax Act, including the effect of the reduction in the corporate tax rate in the U.S.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act Rule 13a-15(e)) as of December 31, 2018.
Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2018.

(b)	Management’s Annual Report on Internal Control over Financial Reporting and Attestation Report of the Registered Public Accounting Firm
The Company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on the assessment, management concluded that, as of December 31, 2018, the Company’s internal control over financial reporting is effective.
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
Item 9B.  Other Information.
On February 28, 2019, the Company issued a press release announcing its financial results for the three months and year ended December 31, 2018. The presentation slides for the 2018 fourth quarter earnings call were also posted on the Company’s website at that time. The full text of the press release and earnings presentation is included as Exhibits 99.1 and 99.2, respectively, to this Form 10-K.

PART III
Item 10.  Directors, Executive Officers and Corporate Governance.
A list of our executive officers and biographical information appears in Item 1 of Part I of this Form 10-K. Information regarding directors and nominees for directors is set forth in the Company’s definitive proxy statement for its 2019 Annual Meeting of Stockholders and is incorporated herein by reference.
Information regarding Compliance with Section 16(a) of the Exchange Act is set forth in the Company’s 2019 definitive proxy statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference. Information regarding the (i) Audit Committee, (ii) Nominating and Governance Committee and (iii) Compensation and Benefits Committee of the Company’s Board of Directors is set forth in the Company’s 2019 definitive proxy statement under the caption “Information Concerning the Board” and is incorporated herein by reference.
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
Item 11.  Executive Compensation.
The information contained under the captions “Information Concerning the Board”, “Compensation Committee Interlocks and Insider Participation”, “Compensation Discussion and Analysis”, “Compensation and Benefits Committee Report” and “Executive Compensation” of the Company’s 2019 definitive proxy statement is incorporated herein by reference.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information regarding security ownership of (i) certain beneficial owners, (ii) all directors and nominees, (iii) named executive officers and (iv) directors and executive officers as a group is set forth in the Company’s 2019 definitive proxy statement under the caption “Ownership of Our Common Stock” and is incorporated herein by reference. Information regarding our equity compensation plans is set forth in the Company’s 2019 definitive proxy statement under the caption “Equity Compensation Plan Information” and is incorporated herein by reference.
Item 13.  Certain Relationships and Related Transactions, and Director Independence.
Information regarding certain relationships is hereby incorporated by reference from the Company’s 2019 definitive proxy statement under the headings “Information Concerning the Board” and “Certain Relationships and Related Party Transactions.”
Item 14.  Principal Accountant Fees and Services.
Information regarding principal accountant fees and services is incorporated by reference from the Company’s 2019 definitive proxy statement under the heading “Independent Registered Public Accounting Firm Fees and Services.”

PART IV
Item 15.  Exhibits, Financial Statement Schedules.

1.	Financial Statements
The following consolidated financial statements of the Company and the “Report of the Independent Registered Public Accounting Firm” contained under Item 8 of Part II this Form 10-K are incorporated herein by reference:

(a)	Consolidated Statements of Operations for the Years Ended December 31, 2018, 2017 and 2016;

(b)	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2018, 2017 and 2016;

(c)	Consolidated Balance Sheets as of December 31, 2018 and 2017;

(d)	Consolidated Statements of Cash Flows for the Years Ended December 31, 2018, 2017 and 2016;

(e)	Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2018, 2017 and 2016; and

(f)	Notes to Consolidated Financial Statements.

2.	Financial Statement Schedules
Schedule II — Valuation and Qualifying Accounts of the Company for the three years ended December 31, 2018 is filed as a part of this Annual Report in response to Item 15(a)(2):
All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore, have been omitted.

3.	Exhibits
See Exhibit Index.
Item 16.    Form 10-K Summary.
None.

SCHEDULE II
FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
Valuation and Qualifying Accounts (a)
For the years ended December 31, 2018, 2017 and 2016

		Additions
(in millions)	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts(b) (c) (d)	Deductions(e)	Balance at End of Year
Allowance for doubtful accounts:
Year Ended December 31, 2018	$1.1	$1.0	$—	$(0.5)	$1.6
Year Ended December 31, 2017	0.8	0.6	—	(0.3)	1.1
Year Ended December 31, 2016	0.8	0.4	—	(0.4)	0.8
Income tax valuation allowances:
Year Ended December 31, 2018	$10.6	$—	$(1.2)	$—	$9.4
Year Ended December 31, 2017	7.7	2.2	1.2	(0.5)	10.6
Year Ended December 31, 2016	5.9	1.4	0.5	(0.1)	7.7

(a)	Relates to continuing operations only.

(b)
The amount reflected in the year ended December 31, 2018 represents amounts recognized in Accumulated other comprehensive loss and other adjustments that had no net impact on Income tax expense in the year.

(c)
The amount reflected in the year ended December 31, 2017 represents amounts recognized in Accumulated other comprehensive loss and other adjustments, such as the recognition of additional valuation allowance associated with the revaluation of state deferred tax assets as a result of the 2017 Tax Act, that had no net impact on Income tax expense in the year.

(d)	The $0.5 million reflected in the year ended December 31, 2016 represents amounts reclassified from discontinued operations during the year.

(e)	Represents amounts written off, net of related recoveries.

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

	m. *	Form of Nonqualified Stock Option Award Agreement - U.S. Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2015.
	n. *	Form of Nonqualified Stock Option Award Agreement - Non-U.S. Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended March 31, 2015.
	o. *	Form of Performance Share Unit Award Agreement - U.S. Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended March 31, 2015.
	p. *	Form of Performance Share Unit Award Agreement - Non-U.S. Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended March 31, 2015.
	q. *	Form of Nonqualified Stock Option Award Agreement - U.S. Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2015.
	r. *	Form of Restricted Stock Award Agreement - U.S. Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2015.
	s. *	Form of Nonqualified Stock Option Award Agreement. Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2016.
	t. *	Form of Performance Share Unit Award Agreement - Non-U.S. Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2016.
	u. *	Form of Performance Share Unit Award Agreement - U.S. Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended June 30, 2016.
	v. *	Form of Restricted Stock Award Agreement - U.S. Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended June 30, 2016.
	w. *	Form of Restricted Stock Unit Award Agreement - Non-U.S. Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended June 30, 2016.

x. *	Form of Nonqualified Stock Option Award Agreement. Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended June 30, 2017.
y. *	Form of Performance Share Unit Award Agreement - Non-U.S. Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended June 30, 2017.
z. *	Form of Performance Share Unit Award Agreement - U.S. Incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q for the quarter ended June 30, 2017.
aa. *	Form of Restricted Stock Award Agreement - U.S. Incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q for the quarter ended June 30, 2017.
bb. *	Form of Restricted Stock Unit Award Agreement - Non-U.S. Incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q for the quarter ended June 30, 2017.
cc. *	Federal Signal Corporation 2015 Executive Incentive Compensation Plan. Incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement filed on Schedule 14A filed March 18, 2015.
dd.
Share Sale and Purchase Agreement dated as of December 11, 2015, by and among Morita Holdings Corporation, the Company and certain of its subsidiaries identified on the signature pages thereto. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 11, 2015.

ee. *
Federal Signal Corporation Retirement Savings Plan, as amended and restated effective as of January 1, 2015. Incorporated by reference to Exhibit 10.r to the Company’s Form 10-K for the year ended December 31, 2015.

ff. *	Form of Director Distribution Election. Incorporated by reference to Exhibit 10.s to the Company’s Form 10-K for the year ended December 31, 2015.
gg. *
Separation Agreement and General Release, effective January 7, 2016, by and between Bryan L. Boettger and the Company. Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated January 11, 2016.

hh.
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

ii.
Asset and Share Purchase Agreement, dated as of February 29, 2016, by and among FST Canada Inc., the Company, Joe Johnson Equipment Inc. and the Shareholders of Seller named therein. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed March 3, 2016.

jj.
Asset Purchase Agreement, dated as of February 29, 2016, by and among Vactor Manufacturing Inc., the Company, Joe Johnson Equipment (USA) Inc. and the Shareholders of Seller named therein. Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed March 3, 2016.

kk. *	Short Term Incentive Bonus Plan. Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended March 31, 2016.
ll. *	Form of Restricted Stock Unit and Dividend Equivalent – Award Agreement (Directors). Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended March 31, 2016.
mm.
Joint Issues and Reverse Earn Out Payment Agreement, dated as of June 3, 2016, by and among the Company, FST Canada Inc., Joe Johnson Equipment LLC, Vactor Manufacturing Inc., Joe Johnson Equipment Inc., JJE Limited Partnership, Joe Johnson Equipment (USA) Inc., and the Shareholders of Seller named therein. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed June 3, 2016.

nn. *
Separation Agreement and General Release, effective January 8, 2017, by and among Dennis J. Martin and Federal Signal Corporation. Incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed January 11, 2017.

oo. *
Separation Agreement and General Release, effective April 3, 2017, by and between Brian S. Cooper and Federal Signal Corporation. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed April 6, 2017.

pp. *	Employment Letter executed March 31, 2017 between Federal Signal Corporation and David G. Martin. Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed April 6, 2017.
qq.
Stock Purchase Agreement, dated as of May 8, 2017, by and between GenNx/TBEI Holdings, LLC and Federal Signal Corporation. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed May 8, 2017.

rr.
First Amendment to Amended and Restated Credit Agreement, dated as of June 2, 2017, by and among Federal Signal Corporation and certain of its foreign subsidiaries, Wells Fargo Bank, National Association, and the Lenders party thereto. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed June 2, 2017.

ss. *
Employment Letter dated as of May 5, 2017, by and between Federal Signal Corporation and Robert E. Fines. Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended June 30, 2017.

tt. *
Performance Share Unit Award Agreement dated as of July 25, 2017, by and between Federal Signal Corporation and Robert E. Fines. Incorporated by reference to Exhibit 10.9 to the Company’s Form 10-Q for the quarter ended June 30, 2017.

uu. *
First Amendment to the Federal Signal Corporation 2005 Executive Incentive Compensation Plan (2010 Restatement), dated as of March 26, 2015. Incorporated by reference to Exhibit 10.10 to the Company’s Form 10-Q for the quarter ended June 30, 2017.

vv. *
Second Amendment to the Federal Signal Corporation 2005 Executive Incentive Compensation Plan (2010 Restatement), dated as of July 24, 2017. Incorporated by reference to Exhibit 10.11 to the Company’s Form 10-Q for the quarter ended June 30, 2017.

ww. *
First Amendment to the Federal Signal Corporation Executive Incentive Performance Plan, as amended and restated, dated as of July 24, 2017. Incorporated by reference to Exhibit 10.12 to the Company’s Form 10-Q for the quarter ended June 30, 2017.

xx. *
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

	zz. *	Employment Letter executed December 15, 2017, between Federal Signal Corporation and Mark D. Weber. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed December 19, 2017.
	aaa. *	Employment Letter executed December 18, 2017, between Federal Signal Corporation and Samuel E. Miceli. Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed December 19, 2017.
bbb.*
Amended and Restated Non-Competition and Severance Agreement between the Crysteel Manufacturing, Inc. and Robert Fines dated September 30, 2015. Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2018.

ccc.*
First Amendment to the Amended and Restated Non-Competition and Severance Agreement between Crysteel Manufacturing, Inc. and Robert Fines dated November 10, 2017. Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended March 31, 2018.

	ddd.*	Form of Nonqualified Stock Option Award Agreement. Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2018.
	eee.*	Form of Performance Share Unit Award Agreement - Non-U.S. Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2018.
	fff.*	Form of Performance Share Unit Award Agreement - U.S. Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended June 30, 2018.
	ggg.*	Form of Restricted Stock Award Agreement - U.S. Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended June 30, 2018.
	hhh.*	Form of Restricted Stock Unit Award Agreement - Non-U.S. Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended June 30, 2018.
iii.
First Amendment to the Federal Signal Corporation Retirement Savings Plan, as amended and restated as of January 1, 2015. Incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q for the quarter ended June 30, 2018.

jjj.*
Amended and Restated Performance Share Unit Award Agreement, by and between the Company and Robert E. Fines, dated December 20, 2018. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed December 21, 2018.

kkk.
Second Amendment to Amended and Restated Credit Agreement, dated December 20, 2018, by and among Federal Signal Corporation and certain of its foreign subsidiaries, Wells Fargo Bank, National Association, and the Lenders party thereto.

14.		Code of Ethics for Chief Executive Officer and Senior Financial Officers, as amended. Incorporated by reference to Exhibit 14 to the Company’s Form 10-K for the year ended December 31, 2003.
21.		Subsidiaries of the Registrant.
23.		Consent of Independent Registered Public Accounting Firm.
31.1		CEO Certification under Section 302 of the Sarbanes-Oxley Act.
31.2		CFO Certification under Section 302 of the Sarbanes-Oxley Act.
32.1		CEO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act.
32.2		CFO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act.
99.1		Fourth Quarter Financial Results Press Release dated February 28, 2019.

99.2	Fourth Quarter Earnings Call Presentation Slides.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Label Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(a)(3) of Form 10-K.

Signatures
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDERAL SIGNAL CORPORATION

By:	/s/ Jennifer L. Sherman
Jennifer L. Sherman
President and Chief Executive Officer (Principal Executive Officer)
Date: February 28, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated, as of February 28, 2019.

/s/ Jennifer L. Sherman	President, Chief Executive Officer and Director (Principal Executive Officer)
Jennifer L. Sherman

/s/ Ian A. Hudson	Senior Vice President, Chief Financial Officer (Principal Financial Officer)
Ian A. Hudson

/s/ Lauren B. Elting	Vice President, Corporate Controller (Principal Accounting Officer)
Lauren B. Elting

/s/ Dennis J. Martin	Chairman and Director
Dennis J. Martin

/s/ James E. Goodwin	Director
James E. Goodwin

/s/ Eugene J. Lowe, III	Director
Eugene J. Lowe, III

/s/ Patrick E. Miller	Director
Patrick E. Miller

/s/ Richard R. Mudge	Director
Richard R. Mudge

/s/ William F. Owens	Director
William F. Owens

/s/ Brenda L. Reichelderfer	Director
Brenda L. Reichelderfer

/s/ John L. Workman	Director
John L. Workman