Form 10-Q
period 2019-03-31
FEDERAL SIGNAL CORP /DE/
filed 2019-05-02
CIK 277509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $1.00 per share	FSS	New York Stock Exchange
As of April 30, 2019, the number of shares outstanding of the registrant’s common stock was 60,287,734.

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
These risks and uncertainties, some of which are beyond the Company’s control, include the risk factors described under Part I, Item 1A, Risk Factors, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the SEC on February 28, 2019, and as updated in Part II, Item 1A, Risk Factors of this Form 10-Q. These factors may not constitute all factors that could cause actual results to differ materially from those discussed in any forward-looking statement. The Company operates in a continually changing business environment and new factors emerge from time to time. The Company cannot predict such factors, nor can it assess the impact, if any, of such factors on its results of operations, financial condition or cash flow. Accordingly, forward-looking statements should not be relied upon as a predictor of actual results. The Company disclaims any responsibility to update any forward-looking statement provided in this Form 10-Q.
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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).
FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
(in millions, except per share data)	2019	2018
Net sales	$273.8	$249.7
Cost of sales	203.5	187.8
Gross profit	70.3	61.9
Selling, engineering, general and administrative expenses	43.9	41.8
Acquisition and integration-related expenses	0.6	0.5
Operating income	25.8	19.6
Interest expense	2.0	2.5
Other expense, net	0.4	0.1
Income before income taxes	23.4	17.0
Income tax expense	5.9	4.1
Net income	$17.5	$12.9
Earnings per share:
Basic	$0.29	$0.22
Diluted	$0.29	$0.21
Weighted average common shares outstanding:
Basic	60.1	59.8
Diluted	61.2	60.8
See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31,
(in millions)	2019	2018
Net income	$17.5	$12.9
Other comprehensive (loss) income:
Change in foreign currency translation adjustment	—	2.0
Change in unrecognized net actuarial loss and prior service cost related to pension benefit plans, net of income tax expense of $0.2 and $0.2, respectively	0.2	0.1
Change in unrealized gain on derivatives, net of income tax (benefit) expense of ($0.2) and $0.2, respectively	(0.5)	0.8
Total other comprehensive (loss) income	(0.3)	2.9
Comprehensive income	$17.2	$15.8
See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2019	December 31, 2018
(in millions, except per share data)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$22.7	$37.4
Accounts receivable, net of allowances for doubtful accounts of $1.4 and $1.6, respectively	139.4	124.4
Inventories	169.0	157.3
Prepaid expenses and other current assets	9.1	9.4
Total current assets	340.2	328.5
Properties and equipment, net of accumulated depreciation of $118.3 and $116.0, respectively	63.4	62.0
Rental equipment, net of accumulated depreciation of $34.2 and $30.0, respectively	107.4	96.6
Operating lease right-of-use assets	25.5	—
Goodwill	374.7	375.1
Intangible assets, net of accumulated amortization of $15.5 and $13.4, respectively	141.3	143.1
Deferred tax assets	12.0	12.5
Deferred charges and other long-term assets	5.3	5.6
Long-term assets of discontinued operations	0.4	0.4
Total assets	$1,070.2	$1,023.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term borrowings and finance lease obligations	$0.2	$0.2
Accounts payable	72.9	66.1
Customer deposits	11.4	10.1
Accrued liabilities:
Compensation and withholding taxes	18.2	29.5
Other current liabilities	60.6	52.7
Current liabilities of discontinued operations	0.2	0.2
Total current liabilities	163.5	158.8
Long-term borrowings and finance lease obligations	216.6	209.9
Long-term operating lease liabilities	21.0	—
Long-term pension and other postretirement benefit liabilities	56.0	54.6
Deferred gain	—	6.8
Deferred tax liabilities	49.3	46.3
Other long-term liabilities	14.1	15.9
Long-term liabilities of discontinued operations	1.3	1.4
Total liabilities	521.8	493.7
Stockholders’ equity:
Common stock, $1 par value per share, 90.0 shares authorized, 66.5 and 66.4 shares issued, respectively	66.5	66.4
Capital in excess of par value	218.4	217.0
Retained earnings	451.7	432.5
Treasury stock, at cost, 6.3 and 6.2 shares, respectively	(90.6)	(88.5)
Accumulated other comprehensive loss	(97.6)	(97.3)
Total stockholders’ equity	548.4	530.1
Total liabilities and stockholders’ equity	$1,070.2	$1,023.8
See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
(in millions)	2019	2018
Operating activities:
Net income	$17.5	$12.9
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Depreciation and amortization	9.5	8.6
Deferred financing costs	0.1	0.1
Deferred gain	—	(0.4)
Stock-based compensation expense	1.4	0.8
Pension expense, net of funding	(0.1)	(1.1)
Changes in fair value of contingent consideration and deferred payment	0.3	0.3
Deferred income taxes	1.2	0.7
Changes in operating assets and liabilities	(38.7)	(11.6)
Net cash (used for) provided by operating activities	(8.8)	10.3
Investing activities:
Purchases of properties and equipment	(4.5)	(3.0)
Proceeds from sales of properties and equipment	—	0.1
Proceeds from acquisition-related activity	—	3.0
Net cash (used for) provided by investing activities	(4.5)	0.1
Financing activities:
Increase (decrease) in revolving lines of credit, net	5.5	(8.6)
Purchases of treasury stock	(1.0)	—
Redemptions of common stock to satisfy withholding taxes related to stock-based compensation	(1.1)	(0.1)
Cash dividends paid to stockholders	(4.8)	(4.2)
Proceeds from stock-based compensation activity	—	0.1
Other, net	—	0.1
Net cash used for financing activities	(1.4)	(12.7)
Effects of foreign exchange rate changes on cash and cash equivalents	—	0.2
Decrease in cash and cash equivalents	(14.7)	(2.1)
Cash and cash equivalents at beginning of year	37.4	37.5
Cash and cash equivalents at end of period	$22.7	$35.4
See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(in millions)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2019	$66.4	$217.0	$432.5	$(88.5)	$(97.3)	$530.1
Net income			17.5			17.5
Total other comprehensive loss					(0.3)	(0.3)
Cash dividends declared ($0.08 per share)			(4.8)			(4.8)
Impact of adoption of ASU 2016-02			6.5			6.5
Stock-based payments:
Stock-based compensation		1.4				1.4
Stock option exercises and other	—	0.1		(0.2)		(0.1)
Performance share unit transactions	0.1	(0.1)		(0.9)		(0.9)
Stock repurchase program				(1.0)		(1.0)
Balance at March 31, 2019	$66.5	$218.4	$451.7	$(90.6)	$(97.6)	$548.4

(in millions)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2018	$66.1	$207.7	$346.6	$(86.1)	$(76.9)	$457.4
Net income			12.9			12.9
Total other comprehensive income					2.9	2.9
Cash dividends declared ($0.07 per share)			(4.2)			(4.2)
Stock-based payments:
Stock-based compensation		0.9				0.9
Stock option exercises and other	—	0.2		(0.2)		—
Balance at March 31, 2018	$66.1	$208.8	$355.3	$(86.3)	$(74.0)	$469.9
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
Basis of Presentation and Consolidation
The accompanying unaudited condensed consolidated financial statements represent the consolidation of Federal Signal Corporation and its subsidiaries included herein and have been prepared by the Company pursuant to the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures presented herein are adequate to ensure the information presented is not misleading. Except as otherwise noted, these condensed consolidated financial statements have been prepared in accordance with the Company’s accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, and should be read in conjunction with those consolidated financial statements and the notes thereto.
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
Recent Accounting Pronouncements and Accounting Changes
In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (“Topic 842”), which supersedes the lease accounting requirements in Accounting Standards Codification (“ASC”) 840, Leases (“Topic 840”). Topic 842 requires organizations that are lessees in operating lease arrangements to recognize right-of-use assets and lease liabilities on the balance sheet and requires disclosure of key qualitative and quantitative information about leasing arrangements by both lessors and lessees. The Company adopted Topic 842 effective January 1, 2019, using the alternative transition method outlined in ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which permits application of the new guidance at the beginning of the period of adoption, with comparative periods continuing to be reported under Topic 840. See Note 3 – Leases for further discussion.
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

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

Significant Accounting Policies
Following the adoption of Topic 842, the Company’s lease accounting policy is and will be disclosed as a significant accounting policy. See Note 3 – Leases for further discussion. There have been no other changes to the Company’s significant accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
NOTE 2 – REVENUE RECOGNITION
The following table presents the Company’s Net sales disaggregated by geographic region, based on the location of the end customer, and by major product line:

	Three Months Ended March 31,
(in millions)	2019	2018
Geographic Region:
U.S.	$204.8	$196.6
Canada	44.4	32.4
Europe/Other	24.6	20.7
Total net sales	$273.8	$249.7
Major Product Line:
Environmental Solutions
Vehicles and equipment (a)	$173.7	$155.6
Parts	31.1	29.8
Rental income (b)	9.6	7.8
Other (c)	5.1	3.4
Total	219.5	196.6
Safety and Security Systems
Public safety and security equipment	32.4	30.6
Industrial signaling equipment	13.8	13.2
Warning systems	8.1	9.3
Total	54.3	53.1
Total net sales	$273.8	$249.7

(a)	Includes net sales from the sale of new and used vehicles and equipment, including sales of rental equipment.

(b)	Represents income from vehicle and equipment lease arrangements with customers.

(c)	Primarily includes revenues from services such as maintenance and repair work and the sale of extended warranty contracts.
Contract Balances
The Company recognizes contract liabilities when cash payments, such as customer deposits, are received in advance of the Company’s satisfaction of the related performance obligations. Contract liabilities are recognized as Net sales when the related performance obligations are satisfied, which generally occurs within three to six months of the cash receipt. Contract liability balances are not materially impacted by any other factors. The Company’s contract liabilities were $13.5 million and $12.1 million, as of March 31, 2019 and December 31, 2018, respectively. Contract assets, such as unbilled receivables, were not material as of any of the periods presented herein.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

NOTE 3 – LEASES
Impact of the Adoption of Topic 842
On January 1, 2019, the Company adopted Topic 842, using the alternative transition method under ASU 2018-11, which permits application of the new guidance at the beginning of the period of adoption, with comparative periods continuing to be reported under Topic 840. The Company elected to apply the practical expedient package outlined in the transition guidance which, among other things, allows for the carryforward of historical lease classifications. In addition, the Company elected to separately account for non-lease and associated lease components and apply the short-term lease exception, whereby the Company does not recognize a right-of-use asset or lease liability for leases with an initial term of twelve months or less.
Upon adoption, the Company recognized operating lease right-of-use assets and liabilities on its Condensed Consolidated Balance Sheet of $27.1 million and $29.5 million, respectively. In addition, the Company recognized the remaining deferred gain of $8.7 million associated with the sale-leaseback transactions that the Company entered into in July 2008 for its Elgin, Illinois and University Park, Illinois plant locations, net of the related deferred tax asset of $2.2 million, as a cumulative effect adjustment to opening retained earnings as of the January 1, 2019 adoption date. Prior to the adoption of Topic 842, the deferred gain, which initially totaled $29.0 million, had been amortized through the Company’s Condensed Consolidated Statements of Operations on a straight-line basis over the 15-year life of the respective leases. Effective in 2019, approximately $1.9 million of the deferred gain, which had been recognized each year since 2008, will no longer be recognized through the Condensed Consolidated Statements of Operations.
Other than the aforementioned elimination of the deferred gain recognition, the adoption of Topic 842 did not have a material impact on the Company’s results of operations or cash flows. Further, the adoption of Topic 842 did not have an impact on the Company’s liquidity or debt-covenant compliance under its current arrangements.
Description of Leases
The Company leases certain facilities within the U.S., Europe and Canada from which the Company provides sales, service and/or equipment rentals, some of which contain options to renew. In addition, eight of the Company’s 14 principal manufacturing plants are leased. The Company also leases vehicles and various other equipment. The Company’s lease agreements may contain lease and non-lease components, which are accounted for separately.
In connection with the 2016 acquisition of substantially all of the assets and operations of Joe Johnson Equipment, Inc. and Joe Johnson Equipment (USA), Inc. (collectively, “JJE”), the Company entered into lease agreements for two facilities owned by affiliates of the sellers of JJE. Both agreements include an annual rent that is considered market-based, and were for an initial lease term of five years, with options to renew. The total lease liability under these agreements to the former shareholders of JJE, some of whom are now employees of the Company, was $0.7 million as of March 31, 2019.
The Company determines if an arrangement is a lease at inception. Operating lease right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental collateralized borrowing rate based on the information available at the commencement date in determining the present value of lease payments. Implicit rates are used when readily determinable. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for operating lease payments is recognized on a straight-line basis over the respective lease term.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

The following table summarizes the components of lease right-of-use assets and liabilities:

(in millions)	March 31, 2019	Affected Line Item in Condensed Consolidated Balance Sheets
Assets
Operating lease right-of-use assets	$25.5	Operating lease right-of-use assets
Finance lease right-of-use assets	1.0	Properties and equipment, net of accumulated depreciation
Total lease right-of-use assets	$26.5

Liabilities
Current:
Operating leases	$6.8	Other current liabilities
Finance leases	0.2	Current portion of long-term borrowings and finance lease obligations
Noncurrent:
Operating leases	21.0	Long-term operating lease liabilities
Finance leases	0.4	Long-term borrowings and finance lease obligations
Total lease liabilities	$28.4
The following table summarizes the Company’s total lease costs and other information arising from operating lease transactions:

($ in millions)	Three Months Ended March 31, 2019
Total operating lease costs (a)	$2.8

Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2.0
Weighted-average remaining lease term – Operating leases	4.2 years
Weighted-average discount rate – Operating leases	4.0%

(a)	Includes short-term leases, which are immaterial.
Maturities of operating lease liabilities as of March 31, 2019 were as follows:

(in millions)	March 31, 2019
2019 (excluding the three months ended March 31, 2019)	$5.9
2020	7.4
2021	6.6
2022	5.9
2023	3.4
Thereafter	1.2
Total lease payments	$30.4
Less: Imputed interest	2.6
Present value of operating lease liabilities	$27.8
At December 31, 2018, minimum future rental commitments under operating leases having non-cancelable lease terms in excess of one year, as previously determined in accordance with Topic 840, aggregated $34.3 million and were payable as follows: $8.9 million in 2019, $8.0 million in 2020, $6.9 million in 2021, $5.9 million in 2022, $3.4 million in 2023 and $1.2 million thereafter.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

NOTE 4 – INVENTORIES
The following table summarizes the components of Inventories:

(in millions)	March 31, 2019	December 31, 2018
Finished goods	$85.6	$78.3
Raw materials	70.0	66.3
Work in process	13.4	12.7
Total inventories	$169.0	$157.3
NOTE 5 – DEBT
The following table summarizes the components of Long-term borrowings and finance lease obligations:

(in millions)	March 31, 2019	December 31, 2018
Amended 2016 Credit Agreement (a)	$216.2	$209.4
Finance lease obligations	0.6	0.7
Total long-term borrowings and finance lease obligations, including current portion	216.8	210.1
Less: Current finance lease obligations	0.2	0.2
Total long-term borrowings and finance lease obligations	$216.6	$209.9

(a)	Defined as the Amended and Restated Credit Agreement, dated January 27, 2016, as amended on June 2, 2017.
As more fully described within Note 12 – Fair Value Measurements, the Company uses a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The fair value of long-term debt is based on interest rates that we believe are currently available to us for issuance of debt with similar terms and remaining maturities (Level 2 input).
The following table summarizes the carrying amounts and estimated fair values of the Company’s long-term borrowings:

	March 31, 2019		December 31, 2018
(in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value
Long-term borrowings (a)	$216.8	$216.8	$210.1	$210.1

(a)
Long-term borrowings includes current portions of long-term debt and current portions of finance lease obligations of $0.2 million and $0.2 million as of March 31, 2019 and December 31, 2018, respectively.

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
The Company is subject to certain leverage ratio and interest coverage ratio financial covenants under the Amended 2016 Credit Agreement that are to be measured at each fiscal quarter-end. The Company was in compliance with all such covenants as of March 31, 2019.
As of March 31, 2019, there was $216.2 million of cash drawn and $11.3 million of undrawn letters of credit under the Amended 2016 Credit Agreement, with $172.5 million of net availability for borrowings. As of December 31, 2018, there was $209.4 million cash drawn and $11.3 million of undrawn letters of credit under the Amended 2016 Credit Agreement, with $179.3 million of net availability for borrowings.
For the three months ended March 31, 2019, gross borrowings under the Amended 2016 Credit Agreement were $7.0 million and there were $1.5 million of gross payments. For the three months ended March 31, 2018, gross borrowings and gross payments were $8.0 million and $16.6 million, respectively.

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
As more fully described within Note 12 – Fair Value Measurements, the Company uses a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The fair value of the Swap is derived from a discounted cash flow analysis based on the terms of the contract and the interest rate curve (Level 2 inputs) and measured on a recurring basis in our Condensed Consolidated Balance Sheets. At March 31, 2019 and December 31, 2018, the fair value of the Swap, included in Deferred charges and other long-term assets on the Condensed Consolidated Balance Sheets, was $1.4 million and $2.0 million, respectively. During the three months ended March 31, 2019 and 2018, unrealized pre-tax losses of $0.6 million and unrealized pre-tax gains of $1.0 million, respectively, were recorded in Accumulated other comprehensive loss.
NOTE 6 – INCOME TAXES
The Company recognized income tax expense of $5.9 million and $4.1 million for the three months ended March 31, 2019 and 2018, respectively. The increase in tax expense in the current-year quarter was largely due to higher pre-tax income levels. The Company’s effective tax rate for the three months ended March 31, 2019 was 25.2%, compared to 24.1% in the prior-year quarter.
NOTE 7 – PENSIONS
The following table summarizes the components of net postretirement pension expense:

	U.S. Benefit Plan		Non-U.S. Benefit Plan
	Three Months Ended March 31,		Three Months Ended March 31,
(in millions)	2019	2018	2019	2018
Service cost	$—	$—	$0.1	$0.1
Interest cost	1.7	1.6	0.3	0.3
Amortization of actuarial loss	0.6	0.8	0.2	0.2
Expected return on plan assets	(2.2)	(2.2)	(0.5)	(0.6)
Net postretirement pension expense	$0.1	$0.2	$0.1	$—
NOTE 8 – COMMITMENTS AND CONTINGENCIES
Financial Commitments
The Company provides indemnifications and other guarantees in the ordinary course of business, the terms of which range in duration and often are not explicitly defined. Specifically, the Company is occasionally required to provide letters of credit and bid and performance bonds to various customers, principally to act as security for retention levels related to casualty insurance policies and to guarantee the performance of subsidiaries that engage in export and domestic transactions. At March 31, 2019, the Company had outstanding performance and financial standby letters of credit, as well as outstanding bid and performance bonds, aggregating to $19.1 million. If any such letters of credit or bonds are called, the Company would be obligated to reimburse the issuer of the letter of credit or bond. The Company believes the likelihood of any currently outstanding letter of credit or bond being called is remote.
The Company has transactions involving the sale of equipment to certain of its customers which include (i) guarantees to repurchase the equipment for a fixed price at a future date and (ii) guarantees to repurchase the equipment from the third-party lender in the event of default by the customer. As of March 31, 2019, the single year and maximum potential cash payments the Company could be required to make to repurchase equipment under these agreements were $4.0 million and $4.7 million, respectively. The Company’s risk under these repurchase arrangements would be partially mitigated by the value of the products repurchased as part of the transaction. Further, pursuant to the terms of the June 3, 2016 acquisition of JJE, the former owners of JJE have agreed to reimburse the Company for certain losses incurred resulting from the requirement to repurchase

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

equipment that was sold prior to the acquisition date. Any such reimbursement would be withheld from the C$8.0 million deferred payment to be made to the former owners of JJE on the third anniversary of the acquisition date. Historical cash requirements and losses associated with these obligations have not been significant, but could increase if customer defaults exceed current expectations.
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
The following table summarizes the changes in the Company’s warranty liabilities during the three months ended March 31, 2019 and 2018:

(in millions)	2019	2018
Balance at January 1	$9.8	$8.4
Provisions to expense	1.3	1.5
Payments	(1.5)	(1.5)
Balance at March 31	$9.6	$8.4
As of March 31, 2019 and December 31, 2018, an estimated liability was recorded within the Environmental Solutions Group in connection with a specific warranty matter. It is reasonably possible that the Company’s estimate may change in the near term as more information becomes available; however, the ultimate resolution of this matter is not expected to have a material adverse effect on the Company’s results of operations, financial position or liquidity.
Liabilities of Discontinued Operations
The Company retains certain liabilities for operations discontinued in prior periods, primarily for environmental remediation and product liability. Included in liabilities of discontinued operations on the Condensed Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018, were reserves of $0.3 million and $0.4 million, respectively, related to environmental remediation at the Pearland, Texas facility previously used by the Company’s discontinued Pauluhn business, and $1.1 million and $1.1 million, respectively, related to estimated product liability obligations of the discontinued North American refuse truck body business.
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
An additional 40 Chicago firefighter plaintiffs were selected for trial in 2009. Plaintiffs’ counsel later moved to reduce the number of plaintiffs from 40 to nine. The trial for these nine plaintiffs concluded with a verdict against the Company and for the plaintiffs in varying amounts totaling $0.4 million. The Company appealed this verdict. On September 13, 2012, the Illinois Appellate Court rejected this appeal. The Company thereafter filed a petition for rehearing with the Illinois Appellate Court, which was denied on February 7, 2013. The Company sought further review by filing a petition for leave to appeal with the Illinois Supreme Court on March 14, 2013. On May 29, 2013, the Illinois Supreme Court issued a summary order declining to accept review of this case. On July 1, 2013, the Company satisfied the judgments entered for these plaintiffs, which resulted in final dismissal of these cases.
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
On June 25, 2014, a unanimous three-judge panel of the First District Illinois Appellate Court issued its opinion reversing the class certification order of the trial court. Specifically, the Appellate Court determined that the trial court’s ruling failed to satisfy the class-action requirements that the common issues of the firefighters’ claims predominate over the individual issues and that there is an adequate representative for the class. During a status hearing on October 8, 2014, plaintiffs represented to the Court that they would again seek to certify a class of firefighters on the issue of whether the Company’s sirens were defective and unreasonably dangerous. On January 12, 2015, plaintiffs filed motions to amend their complaints to add class action allegations with respect to Chicago firefighter plaintiffs, as well as the approximately 1,800 firefighter plaintiffs from locations outside of Chicago. On March 11, 2015, the trial court granted plaintiff’s motions to amend their complaints. On April 24, 2015, the cases were transferred to Cook County chancery court, which will decide all class certification issues. On March 23, 2018, plaintiffs filed a motion to certify as a class all firefighters from the Chicago Fire Department who have filed lawsuits in this matter. The Company has served discovery upon plaintiffs related to this motion and intends to continue its objections to any attempt at certification. The court has scheduled a hearing regarding discovery issues in this case on May 21, 2019.

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
A second trial involving Pittsburgh firefighters began during January 2018. At the outset of this trial, plaintiffs’ attorneys requested that the Company consider settlement of various cases. This trial was continued to allow the parties to further discuss possible settlement. During March 2018, the parties agreed in principle on a framework to resolve hearing loss claims and cases in all jurisdictions involved in the hearing loss litigation except in Cook County and Lackawanna County, and excluding one case involving one firefighter in New York City. The firefighters excluded from this settlement framework are represented by

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

different attorneys. Pursuant to this settlement framework, the Company would pay $700 to each firefighter who has filed a lawsuit and is eligible to be part of the settlement. The Company would pay $300 to each firefighter who has not yet filed a case and is eligible to be part of the settlement. To be eligible for settlement, among other things, firefighters must provide proof that they have high frequency noise-induced hearing loss. There are approximately 3,700 firefighters whose claims may be considered as part of this settlement, including approximately 1,320 firefighters who have ongoing filed lawsuits. The parties are in the process of determining how many of these firefighters will be eligible to participate in the settlement. In order to minimize the parties’ respective legal costs and expenses during this settlement process, on July 5, 2018, the parties entered into a tolling agreement (the “Tolling Agreement”). Pursuant to the Tolling Agreement, counsel for the settling firefighters agreed to dismiss the pending lawsuits in all jurisdictions except for the Allegheny County (Pittsburgh), Pennsylvania cases, and the Company agreed to a tolling of any statute of limitations applicable to the dismissed cases until May 13, 2019. The settlement framework will require plaintiffs’ attorneys to withdraw from representing firefighters who elect not to participate in this settlement.
As of March 31, 2019, the Company has recognized an estimated liability for the potential settlement amount. While it is reasonably possible that the ultimate resolution of this matter may result in a loss in excess of the amount accrued, the incremental loss is not expected to be material.
During March 2014, an action also was brought in the Court of Common Pleas of Erie County, Pennsylvania on behalf of 61 firefighters. This case likewise involves various defendants in addition to the Company. After the Company filed pretrial motions, 33 Erie County firefighter plaintiffs voluntarily dismissed their claims. During August 2017, five cases involving 70 firefighter plaintiffs were filed in Lackawanna County, Pennsylvania. These cases involve firefighter plaintiffs who originally filed in Cook County and were dismissed pursuant to the Company’s forum nonconveniens motion. As of March 31, 2019, a total of 263 firefighters are involved in cases filed in Allegheny and Lackawanna counties in Pennsylvania.

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
During November 2015, the Company was served with a complaint filed in Union County, New Jersey state court, involving 34 New Jersey firefighters. This case has been transferred to federal court in the District of New Jersey. During the period from January through May 2016, eight additional cases were filed in various New Jersey state courts. Most of the firefighters in these cases reside in New Jersey and work or worked at New Jersey fire departments. During December 2016, a case involving one New Jersey firefighter was filed in the United States District Court of New Jersey. On May 2, 2017, plaintiffs filed a motion to consolidate and bifurcate in the pending federal court case in New Jersey. This motion was similar to bifurcation motions filed by plaintiffs in Pittsburgh, Buffalo and Philadelphia. The Court has denied this motion as premature. Pursuant to a petition filed by both parties, all New Jersey state court cases were consolidated for pretrial purposes. Prior to a dismissal of these cases pursuant to the Tolling Agreement, there was a total of 61 firefighters involved in cases filed in New Jersey.
During May through October 2016, nine cases were filed in Suffolk County, Massachusetts state court, naming the Company as a defendant. These cases involve 194 firefighters who lived and worked in the Boston area. During August 2017, plaintiffs filed additional cases in Suffolk County court. The Company moved to transfer various cases filed in Suffolk County to other counties in Massachusetts where plaintiffs reside and work. Prior to a dismissal of these cases pursuant to the Tolling Agreement, there was a total of 218 firefighters involved in cases filed in Massachusetts.
During August and September 2017, plaintiffs’ attorneys filed additional hearing loss cases in Florida. The Company is the only named defendant. These cases were filed in several different counties in Florida, including Tampa, Miami and Orlando municipalities. Plaintiffs have agreed to stipulate that they will not seek more than $75,000 in damages in any individual plaintiff case. Prior to a dismissal of these cases pursuant to the Tolling Agreement, there was a total of 166 firefighters involved in cases filed in Florida.

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
NOTE 9 – EARNINGS PER SHARE
The Company computes earnings per share (“EPS”) in accordance with ASC 260, Earnings per Share, which requires that non-vested restricted stock containing non-forfeitable dividend rights should be treated as participating securities pursuant to the two-class method. Under the two-class method, net income is reduced by the amount of dividends declared in the period for common stock and participating securities. The remaining undistributed earnings are then allocated to common stock and participating securities as if all of the net income for the period had been distributed. The amounts of distributed and undistributed earnings allocated to participating securities for the three months ended March 31, 2019 and 2018 were insignificant and did not materially impact the calculation of basic or diluted EPS.
Basic EPS is computed by dividing income available to common stockholders by the weighted average number of shares of common stock and non-vested restricted stock awards outstanding for the period.
Diluted EPS is computed using the weighted average number of shares of common stock and non-vested restricted stock awards outstanding for the year, plus the effect of dilutive potential common shares outstanding during the period. The dilutive effect of common stock equivalents is determined using the more dilutive of the two-class method or alternative methods. The Company uses the treasury stock method to determine the potentially dilutive impact of our employee stock options and restricted stock units, and the contingently issuable method for our performance-based restricted stock unit awards.
For the three months ended March 31, 2019 and 2018, options to purchase 0.3 million and 0.2 million shares of the Company’s common stock, respectively, had an anti-dilutive effect on EPS, and accordingly, are excluded from the calculation of diluted EPS.
The following table reconciles Net income to basic and diluted EPS:

	Three Months Ended March 31,
(in millions, except per share data)	2019	2018
Net income	$17.5	$12.9
Weighted average shares outstanding – Basic	60.1	59.8
Dilutive effect of common stock equivalents	1.1	1.0
Weighted average shares outstanding – Diluted	61.2	60.8
Earnings per share:
Basic	$0.29	$0.22
Diluted	0.29	0.21
NOTE 10 – STOCKHOLDERS’ EQUITY
Dividends
On February 19, 2019, the Company’s Board of Directors (the “Board”) declared a quarterly cash dividend of $0.08 per common share. The dividend totaled $4.8 million and was distributed on March 29, 2019 to holders of record at the close of business on March 18, 2019. During the three months ended March 31, 2018, dividends of $4.2 million were paid to stockholders.
On April 30, 2019, the Board declared a quarterly cash dividend of $0.08 per common share payable on May 30, 2019 to holders of record at the close of business on May 15, 2019.
Stock Repurchase Program
In November 2014, the Board authorized a stock repurchase program of up to $75.0 million of the Company’s common stock. The stock repurchase program is intended primarily to facilitate opportunistic purchases of Company stock as a means to

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

provide cash returns to stockholders, enhance stockholder returns and manage the Company’s capital structure. Under the stock repurchase program, the Company is authorized to repurchase, from time to time, shares of its outstanding common stock in the open market or through privately negotiated transactions. Stock repurchases by the Company are subject to market conditions and other factors and may be commenced, suspended or discontinued at any time.
During the three months ended March 31, 2019, the Company repurchased 48,409 shares for a total of $1.0 million under the stock repurchase program.
Accumulated Other Comprehensive Loss
The following tables summarize the changes in each component of Accumulated other comprehensive loss, net of tax:

(in millions) (a)	Actuarial Losses	Prior Service Costs	Foreign Currency Translation	Unrealized Gain on Derivatives	Total
Balance at January 1, 2019	$(87.4)	(2.5)	$(8.9)	$1.5	$(97.3)
Other comprehensive loss before reclassifications	(0.4)	—	—	(0.2)	(0.6)
Amounts reclassified from accumulated other comprehensive loss	0.6	—	—	(0.3)	0.3
Net current-period other comprehensive income (loss)	0.2	—	—	(0.5)	(0.3)
Balance at March 31, 2019	$(87.2)	(2.5)	$(8.9)	$1.0	$(97.6)

(in millions) (a)	Actuarial Losses	Foreign Currency Translation	Unrealized Gain on Derivatives	Total
Balance at January 1, 2018	$(75.4)	$(2.5)	$1.0	$(76.9)
Other comprehensive (loss) income before reclassifications	(0.7)	2.0	0.8	2.1
Amounts reclassified from accumulated other comprehensive loss	0.8	—	—	0.8
Net current-period other comprehensive income	0.1	2.0	0.8	2.9
Balance at March 31, 2018	$(75.3)	$(0.5)	$1.8	$(74.0)

(a)	Amounts in parentheses indicate losses.
The following table summarizes the amounts reclassified from Accumulated other comprehensive loss, net of tax, in the three months ended March 31, 2019 and 2018 and the affected line item in the Condensed Consolidated Statements of Operations:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in Condensed Consolidated Statements of Operations
	2019	2018
(in millions) (a)
Amortization of actuarial losses of defined benefit pension plans	$(0.8)	$(1.0)	Other expense, net
Interest rate swap	0.4	—	Interest expense
Total before tax	(0.4)	(1.0)
Income tax benefit	0.1	0.2	Income tax expense
Total reclassifications for the period, net of tax	$(0.3)	$(0.8)

(a)	Amounts in parentheses indicate losses.

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
The following tables summarize the Company’s operations by segment, including Net sales, Operating income (loss), and Total assets:

	Three Months Ended March 31,
(in millions)	2019	2018
Net sales:
Environmental Solutions	$219.5	$196.6
Safety and Security Systems	54.3	53.1
Total net sales	$273.8	$249.7
Operating income (loss):
Environmental Solutions	$25.7	$20.6
Safety and Security Systems	8.7	6.1
Corporate and eliminations	(8.6)	(7.1)
Total operating income	25.8	19.6
Interest expense	2.0	2.5
Other expense, net	0.4	0.1
Income before income taxes	$23.4	$17.0

(in millions)	As of March 31, 2019	As of December 31, 2018
Total assets:
Environmental Solutions	$825.7	$775.2
Safety and Security Systems	216.9	211.5
Corporate and eliminations	27.2	36.7
Total assets of continuing operations	1,069.8	1,023.4
Total assets of discontinued operations	0.4	0.4
Total assets	$1,070.2	$1,023.8
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
The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2019:

	Fair Value Measurement at Reporting Date Using
(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$3.8	$—	$—	$3.8
Interest rate swap	—	1.4	—	1.4
Liabilities:
Contingent consideration	—	—	7.1	7.1
The following table provides a roll-forward of the fair value of recurring Level 3 fair value measurements in the three months ended March 31, 2019 and 2018:

(in millions)	2019	2018
Contingent consideration liability, at January 1	$6.7	$6.3
Foreign currency translation	0.2	(0.1)
Total losses included in earnings (a)	0.2	0.2
Contingent consideration liability, at March 31	$7.1	$6.4

(a)
Changes in the fair value of contingent consideration liabilities are included as a component of Acquisition and integration-related expenses within the Condensed Consolidated Statements of Operations.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide information that is supplemental to, and should be read together with, the condensed consolidated financial statements and the accompanying notes contained in this Form 10-Q, as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. Information in MD&A is intended to assist the reader in obtaining an understanding of (i) the condensed consolidated financial statements, (ii) the Company’s business segments and how the results of those segments impact the Company’s results of operations and financial condition as a whole and (iii) how certain accounting principles affect the Company’s condensed consolidated financial statements. The Company’s results for interim periods are not necessarily indicative of annual operating results.
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
As described in Note 11 – Segment Information to the accompanying condensed consolidated financial statements, the Company’s business units are organized in two reportable segments: the Environmental Solutions Group and the Safety and Security Systems Group.
Net sales increased by $24.1 million, or 10%, in the three months ended March 31, 2019 as compared to the prior-year quarter. Our Environmental Solutions Group reported a net sales increase of $22.9 million, or 12%, largely due to increases in shipments of street sweepers, vacuum trucks, refuse trucks, dump truck bodies, sewer cleaners and trailers, as well as higher aftermarket sales. Within our Safety and Security Systems Group, net sales increased by $1.2 million, or 2%, primarily due to increases in global sales of public safety products and industrial signaling equipment in the U.S., partially offset by lower domestic warning system sales and unfavorable foreign currency translation effects.
Operating income increased by $6.2 million, or 32%, to $25.8 million in the three months ended March 31, 2019 as compared to the prior-year quarter, primarily driven by a $5.1 million increase within our Environmental Solutions Group associated with increased sales volumes and improved operating leverage. Operating income in the three months ended March 31, 2019 within our Safety and Security Systems Group increased by $2.6 million, while corporate expenses increased by $1.5 million. Consolidated operating margin for the three months ended March 31, 2019 was 9.4%, up from 7.8% in the prior-year quarter.
Income before income taxes increased by $6.4 million, or 38%, to $23.4 million for the three months ended March 31, 2019 as compared to the prior-year quarter. The increase resulted from the higher operating income and a $0.5 million decrease in interest expense, partially offset by a $0.3 million increase in other expense.
Net income for the three months ended March 31, 2019 increased by $4.6 million compared to the prior-year period, largely due to the aforementioned increase in income before income taxes, partially offset by a $1.8 million increase in income tax expense associated with higher income levels.
Total orders for the three months ended March 31, 2019 were $299.0 million, compared to $329.7 million in the prior-year quarter. Our Environmental Solutions Group reported total orders of $243.7 million in the first quarter of 2019, up 2% in comparison to the fourth quarter of 2018, but lower than the outstanding order intake of $274.4 million in the prior-year quarter, which included an estimated $25 million of orders for sewer cleaners and vacuum trucks that were accelerated from subsequent quarters in 2018. Orders in the three months ended March 31, 2019 within our Safety and Security Systems Group were consistent with the prior-year quarter.
Our consolidated backlog at March 31, 2019 was $363.5 million, up $26.8 million, or 8%, compared to the prior-year quarter, and up $25.8 million, or 8%, from December 31, 2018.

Results of Operations
The following table summarizes our Condensed Consolidated Statements of Operations and illustrates the key financial indicators used to assess our consolidated financial results:

	Three Months Ended March 31,
($ in millions, except per share data)	2019	2018	Change
Net sales	$273.8	$249.7	$24.1
Cost of sales	203.5	187.8	15.7
Gross profit	70.3	61.9	8.4
Selling, engineering, general and administrative expenses	43.9	41.8	2.1
Acquisition and integration-related expenses	0.6	0.5	0.1
Operating income	25.8	19.6	6.2
Interest expense	2.0	2.5	(0.5)
Other expense, net	0.4	0.1	0.3
Income before income taxes	23.4	17.0	6.4
Income tax expense	5.9	4.1	1.8
Net income	$17.5	$12.9	$4.6
Operating data:
Operating margin	9.4%	7.8%	1.6%
Diluted earnings per share	$0.29	$0.21	$0.08
Total orders	299.0	329.7	(30.7)
Backlog	363.5	336.7	26.8
Depreciation and amortization	9.5	8.6	0.9
Net sales
Net sales increased by $24.1 million, or 10%, in the three months ended March 31, 2019 as compared to the prior-year quarter. The Environmental Solutions Group reported a net sales increase of $22.9 million, or 12%, largely due to increases in shipments of street sweepers, vacuum trucks, refuse trucks, dump truck bodies, sewer cleaners and trailers, as well as higher aftermarket sales. Within the Safety and Security Systems Group, net sales increased by $1.2 million, or 2%, primarily due to increases in global sales of public safety products and industrial signaling equipment in the U.S., partially offset by lower domestic warning system sales and unfavorable foreign currency translation effects.
Cost of sales
Cost of sales increased by $15.7 million, or 8%, for the three months ended March 31, 2019 compared to the prior-year quarter, largely due to an increase of $16.7 million, or 11%, within the Environmental Solutions Group, primarily driven by increased sales volumes and a $1.2 million increase in depreciation expense, partially offset by a $0.5 million reduction in purchase accounting expenses. Within the Safety and Security Systems Group, cost of sales decreased by $1.0 million, or 3%, largely due to favorable sales mix.
Gross profit
Gross profit increased by $8.4 million, or 14%, for the three months ended March 31, 2019, compared to the prior-year quarter, primarily due to improvements of $6.2 million and $2.2 million within the Environmental Solutions Group and the Safety and Security Systems Group, respectively. Gross margin for the three months ended March 31, 2019 improved to 25.7%, from 24.8% in the prior-year quarter, primarily driven by improvements within the Safety and Security Group and Environmental Solutions Group of 320 basis points and 60 basis points, respectively. Margin improvements were primarily attributable to improved operating leverage, benefits from pricing actions and favorable sales mix.
Selling, engineering, general and administrative expenses
Selling, engineering, general and administrative (“SEG&A”) expenses for the three months ended March 31, 2019 increased by $2.1 million, or 5%, primarily due to increases within the Environmental Solutions Group and Corporate of $1.0 million and $1.5 million, respectively, partially offset by a $0.4 million reduction within the Safety and Security Systems Group. As a percentage of net sales, SEG&A expenses decreased from 16.7% in the prior-year quarter, to 16.0% in the current-year quarter.
Operating income
Operating income increased by $6.2 million, or 32%, to $25.8 million in the three months ended March 31, 2019 as compared to the prior-year quarter, primarily driven by a $5.1 million increase within the Environmental Solutions Group associated with increased sales volumes and improved operating leverage. Operating income in the three months ended March 31, 2019 within the Safety and Security Systems Group increased by $2.6 million, while corporate expenses increased by $1.5 million. Consolidated operating margin for the three months ended March 31, 2019 was 9.4%, up from 7.8% in the prior-year quarter.
Interest expense
Interest expense for the three months ended March 31, 2019 decreased by $0.5 million in comparison to the prior-year quarter, largely due to lower average debt levels in the first quarter of this year when compared to same period of the prior year.
Other expense, net
For the three months ended March 31, 2019, other expense increased by $0.3 million, primarily due to higher pension expense and foreign currency transaction losses.
Income tax expense
The Company recognized income tax expense of $5.9 million and $4.1 million for the three months ended March 31, 2019 and 2018, respectively. The increase in tax expense in the current-year quarter was largely due to higher pre-tax income levels. The effective tax rate for the three months ended March 31, 2019 was 25.2%, compared to 24.1% in the prior-year quarter.
Net income
Net income for the three months ended March 31, 2019 increased by $4.6 million compared to the prior-year period, largely due to the aforementioned increase in income before income taxes, partially offset by a $1.8 million increase in income tax expense, associated with higher income levels.
Orders
Total orders for the three months ended March 31, 2019 were $299.0 million, a decrease of $30.7 million, or 9%, as compared to the prior-year quarter. Our Environmental Solutions Group reported total orders of $243.7 million in the first quarter of 2019, up 2% in comparison to the fourth quarter of 2018, but lower than the outstanding order intake of $274.4 million in the prior-year quarter, which included an estimated $25 million of orders for sewer cleaners and vacuum trucks that were accelerated from subsequent quarters in 2018. Orders in the three months ended March 31, 2019 within our Safety and Security Systems Group were essentially flat compared with the prior-year quarter.
U.S. municipal and governmental orders decreased by $10.1 million, or 10%, primarily due to an $8.8 million decrease within the Environmental Solutions Group, driven by decreases in orders for sewer cleaners and street sweepers of $7.7 million and $4.3 million, respectively, partially offset by a $2.7 million improvement in orders for vacuum trucks and a $0.5 million increase in aftermarket demand. Within the Safety and Security Systems Group, municipal orders decreased by $1.3 million, due to reductions in orders for public safety products and warning systems of $0.9 million and $0.4 million, respectively.
U.S. industrial orders decreased by $25.2 million, or 16%, primarily due to a $27.5 million decrease within the Environmental Solutions Group, largely represented by decreases in orders for sewer cleaners, dump truck bodies, vacuum trucks, and trailers of $12.0 million, $8.1 million, $6.9 million and $4.0 million, respectively. These decreases were partially offset by a $4.6 million increase in aftermarket demand. The Safety and Security Systems Group reported a $2.3 million increase in industrial orders, primarily due to improvements in orders for public safety products and industrial signaling equipment of $1.8 million and $0.6 million, respectively.
Non-U.S. orders increased by $4.6 million, or 7%, primarily due to a $5.6 million increase within the Environmental Solutions Group, primarily due to a $6.0 million improvement in orders for vacuum trucks and a $3.4 million increase in aftermarket demand. Partially offsetting these improvements was a $3.1 million decrease in orders for products manufactured by other companies, such as refuse trucks, and a $1.1 million reduction in orders for waterblasting equipment. Within the Safety and Security Solutions Group, non-U.S. orders decreased by $1.0 million, primarily due to decreases in orders for public safety products and warning systems, as well as unfavorable foreign currency translation effects, which were partially offset by higher orders for industrial signaling equipment.

Backlog
Backlog was $363.5 million at March 31, 2019 compared to $336.7 million at March 31, 2018. The increase of $26.8 million, or 8%, was primarily due to a $27.5 million increase in backlog within the Environmental Solutions Group, largely associated with strong demand for sewer cleaners and vacuum trucks experienced in the second half of 2018.
Environmental Solutions
The following table summarizes the Environmental Solutions Group’s operating results as of and for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
($ in millions)	2019	2018	Change
Net sales	$219.5	$196.6	$22.9
Operating income	25.7	20.6	5.1
Operating data:
Operating margin	11.7%	10.5%	1.2%
Total orders	$243.7	$274.4	$(30.7)
Backlog	335.4	307.9	27.5
Depreciation and amortization	8.6	7.7	0.9
Total orders decreased by $30.7 million, or 11%, for the three months ended March 31, 2019. U.S. orders decreased by $36.3 million, or 16%, primarily due to decreases in orders for sewer cleaners, dump truck bodies, street sweepers, vacuum trucks and trailers of $19.7 million, $8.1 million, $5.1 million, $4.2 million and $4.0 million, respectively. Partially offsetting these decreases was a $5.1 million improvement in aftermarket demand. Non-U.S. orders increased by $5.6 million, or 12%, primarily due to a $6.0 million improvement in orders for vacuum trucks and a $3.4 million increase in aftermarket demand. Partially offsetting these improvements was a $3.1 million decrease in orders for products manufactured by other companies, such as refuse trucks, and a $1.1 million reduction in orders for waterblasting equipment.
Net sales increased by $22.9 million, or 12%, for the three months ended March 31, 2019. U.S. sales increased by $10.2 million, primarily due to increases in sales of street sweepers, dump truck bodies, waterblasting equipment, vacuum trucks and trailers of $3.9 million, $2.0 million, $1.9 million, $1.1 million and $1.1 million, respectively. In addition, aftermarket sales increased by $2.2 million. Partially offsetting these increases was a $1.8 million reduction in sales of sewer cleaners. Non-U.S. sales increased by $12.7 million, primarily due to increases in sales of refuse trucks, vacuum trucks, sewer cleaners and street sweepers of $4.7 million, $4.4 million, $3.1 million and $2.0 million, respectively. In addition, aftermarket sales increased by $1.6 million. Partially offsetting these increases were reductions in sales of snow removal and waterblasting equipment of $1.3 million and $1.0 million, respectively.
Cost of sales increased by $16.7 million, or 11%, for the three months ended March 31, 2019, primarily attributable to increased sales volumes, higher material costs in comparison to the prior-year quarter, and a $1.2 million increase in depreciation expense, partially offset by a $0.5 million reduction in purchase accounting expenses. Gross margin improved to 22.4% from 21.8% in the prior-year quarter, primarily due to improved operating leverage, benefits from pricing actions, and favorable sales mix.
SEG&A expenses increased by $1.0 million for the three months ended March 31, 2019, due to higher employee incentive costs, depreciation expense and professional fees. As a percentage of net sales, SEG&A expenses decreased from 11.2% in the prior-year quarter, to 10.5% in the current-year quarter.
Operating income for the three months ended March 31, 2019 increased by $5.1 million, largely due to a $6.2 million increase in gross profit, partially offset by the $1.0 million increase in SEG&A expenses.
Backlog was $335.4 million at March 31, 2019, up 9% compared to $307.9 million at March 31, 2018. The increase was largely associated with strong demand for sewer cleaners and vacuum trucks experienced in the second half of 2018.

Safety and Security Systems
The following table summarizes the Safety and Security Systems Group’s operating results as of and for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
($ in millions)	2019	2018	Change
Net sales	$54.3	$53.1	$1.2
Operating income	8.7	6.1	2.6
Operating data:
Operating margin	16.0%	11.5%	4.5%
Total orders	$55.3	$55.3	$—
Backlog	28.1	28.8	(0.7)
Depreciation and amortization	0.9	0.9	—
Total orders for the three months ended March 31, 2019 were essentially flat compared with the prior-year quarter. U.S. orders increased by $1.0 million, or 3%, primarily driven by increases in orders for public safety products and industrial signaling equipment of $0.9 million and $0.6 million, respectively, partially offset by a $0.5 million reduction in orders for warning systems. Non-U.S. orders decreased by $1.0 million, or 5%, primarily due to decreases in orders for public safety products and warning systems of $1.0 million and $0.5 million, respectively, as well as a $1.1 million unfavorable foreign currency translation impact. Partially offsetting these reductions was a $1.6 million improvement in orders for industrial signaling equipment.
Net sales increased by $1.2 million, or 2%, for the three months ended March 31, 2019. In the aggregate, U.S. sales were flat as compared to the prior-year period. Sales of industrial signaling equipment and public safety products increased by $0.7 million and $0.7 million, respectively, and were offset by a $1.4 million reduction in sales of warning systems. Non-U.S. sales increased by $1.2 million, primarily due to increases in sales of public safety products and warning systems of $1.9 million and $0.3 million, respectively, which were partially offset by a $1.1 million unfavorable foreign currency translation impact.
Despite higher sales volumes, cost of sales for the three months ended March 31, 2019 decreased by $1.0 million, or 3%, largely due to favorable mix. Gross margin for the three months ended March 31, 2019 improved to 39.0%, compared to 35.8% in the prior-year quarter, primarily due to benefits from pricing actions and improved sales mix in comparison to the prior-year quarter.
SEG&A expenses for the three months ended March 31, 2019 decreased by $0.4 million, or 3%, largely due to lower marketing expense compared to the prior year quarter. As a percentage of net sales, SEG&A expenses decreased from 24.3% in the prior-year quarter, to 23.0% in the current-year quarter.
Operating income increased by $2.6 million for the three months ended March 31, 2019. The increase was primarily attributable to the $2.2 million improvement in gross profit and the $0.4 million reduction in SEG&A expenses.
Backlog was $28.1 million at March 31, 2019, compared to $28.8 million at March 31, 2018.
Corporate Expenses
Corporate operating expenses for the three months ended March 31, 2019 were $8.6 million, compared to $7.1 million in the prior-year quarter. The increase was primarily driven by higher employee incentive costs and post-employment expenses, partially offset by lower expenses associated with hearing loss litigation.
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
The Company’s cash and cash equivalents totaled $22.7 million and $37.4 million as of March 31, 2019 and December 31, 2018, respectively. As of March 31, 2019, $15.4 million of cash and cash equivalents was held by foreign subsidiaries. Cash and cash equivalents held by subsidiaries outside the U.S. typically are held in the currency of the country in which it is located. This cash is used to fund the operating activities of our foreign subsidiaries and for further investment in foreign operations. Historically, we have considered such cash to be permanently reinvested in our foreign operations and our current plans do not demonstrate a need to repatriate such cash to fund U.S. operations. However, in the event that these funds are needed to fund U.S. operations or to satisfy U.S. obligations, they generally could be repatriated. The repatriation of these funds may cause us to incur additional U.S. income tax expense, dependent on income tax laws and other circumstances at the time any such amounts are repatriated. While the Company has no transition tax liability, the Company continues to assert that its undistributed earnings of certain foreign subsidiaries are indefinitely reinvested. The Company will continue to evaluate its U.S. and foreign cash needs and, as circumstances change, may change its assertion related to all or a portion of its undistributed foreign earnings.
In the three months ended March 31, 2019, net cash of $8.8 million was used for operating activities to fund seasonal increases in working capital requirements, higher incentive compensation and tax payments, and rental fleet investment. In the three months ended March 31, 2018, net cash of $10.3 million was provided by operating activities.
Net cash of $4.5 million was used for investing activities in the three months ended March 31, 2019, whereas in the prior-year period, $0.1 million of cash was provided by investing activities. Capital expenditures in the three months ended March 31, 2019 and 2018 were $4.5 million and $3.0 million, respectively. During the three months ended March 31, 2018, the Company also received $3.0 million as part of the finalization of certain post-closing adjustments in connection with the 2017 acquisition of Truck Bodies and Equipment International.
Net cash of $1.4 million was used for financing activities in the three months ended March 31, 2019, compared to $12.7 million in the prior-year period. In the three months ended March 31, 2019, the Company borrowed $5.5 million against its revolving credit facility. The Company also funded cash dividends and share repurchases of $4.8 million and $1.0 million, respectively, and redeemed $1.1 million of stock in order to remit funds to tax authorities to satisfy employees’ tax withholdings following the vesting of stock-based compensation. In the three months ended March 31, 2018, the Company paid down $8.6 million of debt and funded cash dividends of $4.2 million.
The Company is subject to certain leverage ratio and interest coverage ratio financial covenants under the Amended 2016 Credit Agreement that are to be measured at each fiscal quarter-end. The Company was in compliance with all such covenants as of March 31, 2019.
As of March 31, 2019, there was $216.2 million of cash drawn and $11.3 million of undrawn letters of credit under the Amended 2016 Credit Agreement, with $172.5 million of net availability for borrowings.
During the three months ended March 31, 2019, the Company announced plans to expand the primary production facility of its Vactor Manufacturing, Inc. subsidiary. Over the course of the expansion project, the Company is expecting to invest up to $25 million. The Company anticipates that capital expenditures for 2019, excluding investment associated with the Vactor plant expansion, will be in the range of $15 million to $20 million.
Contractual Obligations and Off-Balance Sheet Arrangements
During the three months ended March 31, 2019, there have been no material changes in the Company’s contractual obligations and off-balance sheet arrangements as described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
See Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. During the three months ended March 31, 2019, there have been no significant changes in our exposure to market risk.

Item 4.	Controls and Procedures.
As required by Rule 13a-15 under the Exchange Act, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of March 31, 2019. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2019.
As a matter of practice, the Company’s management continues to review and document internal control and procedures for financial reporting. From time to time, the Company may make changes aimed at enhancing the effectiveness of the controls and ensuring that the systems evolve with the business. There were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting during the three months ended March 31, 2019.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
The information set forth under the heading “Legal Proceedings” in Note 8 – Commitments and Contingencies to the accompanying condensed consolidated financial statements as included in Part I of this Form 10-Q is incorporated herein by reference.
Item 1A. Risk Factors.
There have been no material changes in the Company’s risk factors as described in Item 1A, Risk Factors, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, except that the Company entered into a new 3-year collective bargaining agreement with the International Brotherhood of Electrical Workers, effective April 2019.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides a summary of the Company’s repurchase activity for its common stock during the three months ended March 31, 2019:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (a)
January 2019 (1/1/19 – 2/2/19)	47,500	$19.8227	47,500	$29,217,224
February 2019 (2/3/19 – 3/2/19)	909	20.9777	909	29,198,155
March 2019 (3/3/19 – 3/30/19)	—	—	—	29,198,155

(a)	On November 4, 2014, the Board authorized a stock repurchase program of up to $75.0 million of the Company’s common stock.

Item 3.	Defaults upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.

Submission of Matters to a Vote of Security Holders

The Company held its 2019 Annual Meeting of Stockholders on April 30, 2019. As of the March 4, 2019 record date, there were 60,253,987 shares of the Company’s common stock outstanding. The holders of 55,461,674 shares of common stock, representing 92.04% of the outstanding shares entitled to vote as of the record date, were represented at the meeting in person or by proxy. This amount represented a quorum. Set forth below are the final voting results for each of the three proposals submitted to a vote of the Company’s stockholders at the meeting. The proposals are described in detail in the Company’s 2019 Proxy Statement filed with the SEC on March 15, 2019 (the “2019 Proxy Statement”).

Proposal 1.

The following nominees were elected to the Board of Directors to hold office for one year or until their successors are elected and qualified. There were no abstentions, and 3,121,960 broker non-votes, with respect to this matter. The voting results were as follows:

	For	Withhold
Eugene J. Lowe, III	51,718,497	621,217
Dennis J. Martin	51,345,844	993,870
Patrick E. Miller	51,646,268	693,446
Richard R. Mudge	51,596,241	743,473
William F. Owens	51,003,853	1,335,861
Brenda L. Reichelderfer	51,051,124	1,288,590
Jennifer L. Sherman	51,532,765	806,949
John L. Workman	51,687,803	651,911

Proposal 2.

The stockholders, in an advisory vote, approved the named executive officer compensation as disclosed in the 2019 Proxy Statement. There were 3,121,960 broker non-votes with respect to this matter. The voting results were as follows:

For	Against	Abstentions
51,139,410	1,053,217	147,087

In accordance with the stockholder vote at our 2017 Annual Meeting of Stockholders, the Board determined that the Company's policy is to hold a stockholder advisory vote on executive compensation every year until the next required advisory vote on the frequency of such votes. The Company is required to hold advisory votes on frequency every six years.

Proposal 3.

The stockholders ratified the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for 2019. There were no broker non-votes with respect to this matter. The voting results were as follows:

For	Against	Abstentions
55,390,554	55,061	16,059

Other Events
On May 2, 2019, the Company issued a press release announcing its financial results for the three months ended March 31, 2019. The presentation slides for the first quarter 2019 earnings call were also posted on the Company’s website at that time. The full text of the first quarter financial results press release and earnings presentation are attached hereto as Exhibits 99.1 and 99.2, respectively, to this Form 10-Q.

Item 6.     Exhibits.

3.1	Restated Certificate of Incorporation of the Company. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed April 30, 2010.

3.2	Amended and Restated By-laws of the Company. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed February 9, 2016.

31.1	CEO Certification under Section 302 of the Sarbanes-Oxley Act.

31.2	CFO Certification under Section 302 of the Sarbanes-Oxley Act.

32.1	CEO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act.

32.2	CFO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act.

99.1	First Quarter Financial Results Press Release, Dated May 2, 2019.

99.2	First Quarter Earnings Call Presentation Slides.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

SIGNATURE
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Signal Corporation

Date:	May 2, 2019	/s/ Ian A. Hudson
Ian A. Hudson
Senior Vice President and Chief Financial Officer (Principal Financial Officer)