Form 10-Q
period 2019-06-30
FEDERAL SIGNAL CORP /DE/
filed 2019-07-31
CIK 277509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 1-6003
  _____________________________________________

FEDERAL SIGNAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	36-1063330
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1415 West 22nd Street, Oak Brook, Illinois
(Address of principal executive offices)
60523
(Zip code)
(630) 954-2000
(Registrant’s telephone number, including area code)
  _____________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of June 30, 2019, the number of shares outstanding of the registrant’s common stock was 60,354,662.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).
FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2019	2018	2019	2018
Net sales	$324.3	$291.0	$598.1	$540.7
Cost of sales	235.3	211.8	438.8	399.6
Gross profit	89.0	79.2	159.3	141.1
Selling, engineering, general and administrative expenses	41.8	40.7	85.7	82.5
Acquisition and integration-related expenses	0.9	0.4	1.5	0.9
Operating income	46.3	38.1	72.1	57.7
Interest expense	2.0	2.5	4.0	5.0
Other (income) expense, net	(0.1)	0.4	0.3	0.5
Income before income taxes	44.4	35.2	67.8	52.2
Income tax expense	11.6	8.3	17.5	12.4
Net income	$32.8	$26.9	$50.3	$39.8
Earnings per share:
Basic	$0.55	$0.45	$0.84	$0.67
Diluted	0.54	0.44	0.82	0.65
Weighted average common shares outstanding:
Basic	60.1	59.9	60.1	59.9
Diluted	61.3	61.0	61.2	60.9
See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Net income	$32.8	$26.9	$50.3	$39.8
Other comprehensive income (loss):
Change in foreign currency translation adjustment	0.8	(5.2)	0.8	(3.2)
Change in unrecognized net actuarial loss and prior service cost related to pension benefit plans, net of income tax expense of $0.1, $0.2, $0.3 and $0.4, respectively	1.3	1.7	1.5	1.8
Change in unrealized gain on derivatives, net of income tax (benefit) expense of ($0.2), $0.1, ($0.4) and $0.3, respectively	(0.7)	0.2	(1.2)	1.0
Total other comprehensive income (loss)	1.4	(3.3)	1.1	(0.4)
Comprehensive income	$34.2	$23.6	$51.4	$39.4
See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2019	December 31, 2018
(in millions, except per share data)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$38.6	$37.4
Accounts receivable, net of allowances for doubtful accounts of $1.8 and $1.6, respectively	145.9	124.4
Inventories	173.5	157.3
Prepaid expenses and other current assets	9.6	9.4
Total current assets	367.6	328.5
Properties and equipment, net of accumulated depreciation of $121.0 and $116.0, respectively	67.2	62.0
Rental equipment, net of accumulated depreciation of $38.5 and $30.0, respectively	106.5	96.6
Operating lease right-of-use assets	24.9	—
Goodwill	375.0	375.1
Intangible assets, net of accumulated amortization of $17.5 and $13.4, respectively	139.5	143.1
Deferred tax assets	11.3	12.5
Deferred charges and other long-term assets	3.3	5.6
Long-term assets of discontinued operations	0.4	0.4
Total assets	$1,095.7	$1,023.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term borrowings and finance lease obligations	$0.2	$0.2
Accounts payable	71.3	66.1
Customer deposits	10.0	10.1
Accrued liabilities:
Compensation and withholding taxes	22.8	29.5
Other current liabilities	61.5	52.7
Current liabilities of discontinued operations	0.2	0.2
Total current liabilities	166.0	158.8
Long-term borrowings and finance lease obligations	209.2	209.9
Long-term operating lease liabilities	19.4	—
Long-term pension and other postretirement benefit liabilities	54.7	54.6
Deferred gain	—	6.8
Deferred tax liabilities	51.0	46.3
Other long-term liabilities	14.1	15.9
Long-term liabilities of discontinued operations	1.2	1.4
Total liabilities	515.6	493.7
Stockholders’ equity:
Common stock, $1 par value per share, 90.0 shares authorized, 66.7 and 66.4 shares issued, respectively	66.7	66.4
Capital in excess of par value	221.3	217.0
Retained earnings	479.7	432.5
Treasury stock, at cost, 6.3 and 6.2 shares, respectively	(91.4)	(88.5)
Accumulated other comprehensive loss	(96.2)	(97.3)
Total stockholders’ equity	580.1	530.1
Total liabilities and stockholders’ equity	$1,095.7	$1,023.8
See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
(in millions)	2019	2018
Operating activities:
Net income	$50.3	$39.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19.3	17.6
Deferred financing costs	0.2	0.2
Deferred gain	—	(0.9)
Stock-based compensation expense	4.2	4.0
Pension expense, net of funding	(0.1)	(3.2)
Changes in fair value of contingent consideration and deferred payment	0.8	0.6
Deferred income taxes	4.0	2.0
Changes in operating assets and liabilities	(52.9)	(22.3)
Net cash provided by operating activities	25.8	37.8
Investing activities:
Purchases of properties and equipment	(9.4)	(7.0)
Proceeds from acquisition-related activity	—	3.0
Other, net	—	0.1
Net cash used for investing activities	(9.4)	(3.9)
Financing activities:
Decrease in revolving lines of credit, net	(3.1)	(26.6)
Purchases of treasury stock	(1.0)	—
Redemptions of common stock to satisfy withholding taxes related to stock-based compensation	(1.6)	(0.3)
Cash dividends paid to stockholders	(9.6)	(9.0)
Proceeds from stock-based compensation activity	—	0.9
Other, net	(0.1)	0.1
Net cash used for financing activities	(15.4)	(34.9)
Effects of foreign exchange rate changes on cash and cash equivalents	0.2	(0.5)
Increase (decrease) in cash and cash equivalents	1.2	(1.5)
Cash and cash equivalents at beginning of year	37.4	37.5
Cash and cash equivalents at end of period	$38.6	$36.0
See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Three Months Ended June 30, 2019
(in millions)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at April 1, 2019	$66.5	$218.4	$451.7	$(90.6)	$(97.6)	$548.4
Net income			32.8			32.8
Total other comprehensive income					1.4	1.4
Cash dividends declared ($0.08 per share)			(4.8)			(4.8)
Stock-based payments:
Stock-based compensation		2.1				2.1
Stock option exercises and other	0.2	0.8		(0.8)		0.2
Balance at June 30, 2019	$66.7	$221.3	$479.7	$(91.4)	$(96.2)	$580.1

	Three Months Ended June 30, 2018
(in millions)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at April 1, 2018	$66.1	$208.8	$355.3	$(86.3)	$(74.0)	$469.9
Net income			26.9			26.9
Total other comprehensive loss					(3.3)	(3.3)
Cash dividends declared ($0.08 per share)			(4.8)			(4.8)
Stock-based payments:
Stock-based compensation		2.4				2.4
Stock option exercises and other	0.2	1.5		(0.4)		1.3
Balance at June 30, 2018	$66.3	$212.7	$377.4	$(86.7)	$(77.3)	$492.4

	Six Months Ended June 30, 2019
(in millions)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2019	$66.4	$217.0	$432.5	$(88.5)	$(97.3)	$530.1
Net income			50.3			50.3
Total other comprehensive income					1.1	1.1
Cash dividends declared ($0.16 per share)			(9.6)			(9.6)
Impact of adoption of ASU 2016-02			6.5			6.5
Stock-based payments:
Stock-based compensation		3.5				3.5
Stock option exercises and other	0.2	0.9		(1.0)		0.1
Performance share unit transactions	0.1	(0.1)		(0.9)		(0.9)
Stock repurchase program				(1.0)		(1.0)
Balance at June 30, 2019	$66.7	$221.3	$479.7	$(91.4)	$(96.2)	$580.1

	Six Months Ended June 30, 2018
(in millions)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2018	$66.1	$207.7	$346.6	$(86.1)	$(76.9)	$457.4
Net income			39.8			39.8
Total other comprehensive loss					(0.4)	(0.4)
Cash dividends declared ($0.15 per share)			(9.0)			(9.0)
Stock-based payments:
Stock-based compensation		3.3				3.3
Stock option exercises and other	0.2	1.7		(0.6)		1.3
Balance at June 30, 2018	$66.3	$212.7	$377.4	$(86.7)	$(77.3)	$492.4
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
NOTE 2 – REVENUE RECOGNITION
The following table presents the Company’s Net sales disaggregated by geographic region, based on the location of the end customer, and by major product line:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Geographic Region:
U.S.	$248.2	$220.7	$453.0	$417.3
Canada	51.2	45.8	95.6	78.2
Europe/Other	24.9	24.5	49.5	45.2
Total net sales	$324.3	$291.0	$598.1	$540.7
Major Product Line:
Environmental Solutions
Vehicles and equipment (a)	$213.7	$185.2	$387.4	$340.8
Parts	35.5	32.4	66.6	62.2
Rental income (b)	13.4	11.6	23.0	19.4
Other (c)	4.6	4.1	9.7	7.5
Total	267.2	233.3	486.7	429.9
Safety and Security Systems
Public safety and security equipment	34.6	36.7	67.0	67.3
Industrial signaling equipment	16.2	13.5	30.0	26.7
Warning systems	6.3	7.5	14.4	16.8
Total	57.1	57.7	111.4	110.8
Total net sales	$324.3	$291.0	$598.1	$540.7

(a)	Includes net sales from the sale of new and used vehicles and equipment, including sales of rental equipment.

(b)	Represents income from vehicle and equipment lease arrangements with customers.

(c)	Primarily includes revenues from services such as maintenance and repair work and the sale of extended warranty contracts.
Contract Balances
The Company recognizes contract liabilities when cash payments, such as customer deposits, are received in advance of the Company’s satisfaction of the related performance obligations. Contract liabilities are recognized as Net sales when the related performance obligations are satisfied, which generally occurs within three to six months of the cash receipt. Contract liability balances are not materially impacted by any other factors. The Company’s contract liabilities were $12.1 million as of both June 30, 2019 and December 31, 2018. Contract assets, such as unbilled receivables, were not material as of any of the periods presented herein.

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
In connection with the 2016 acquisition of substantially all of the assets and operations of Joe Johnson Equipment, Inc. and Joe Johnson Equipment (USA), Inc. (collectively, “JJE”), the Company entered into lease agreements for two facilities owned by affiliates of the sellers of JJE. Both agreements include an annual rent that is considered market-based, and were for an initial lease term of five years, with options to renew. The total lease liability under these agreements to the former shareholders of JJE, some of whom are now employees of the Company, was $0.6 million as of June 30, 2019.
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
The following table summarizes the Company’s total lease costs and supplemental cash flow information arising from operating lease transactions:

(in millions)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Total operating lease costs (a)	$3.3	$6.1

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2.0	$4.0

(a)	Includes short-term leases and variable lease costs, which are immaterial.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

The following table summarizes the components of lease right-of-use assets and liabilities:

(in millions)	June 30, 2019	Affected Line Item in Condensed Consolidated Balance Sheets
Assets
Operating lease right-of-use assets	$24.9	Operating lease right-of-use assets
Finance lease right-of-use assets	0.9	Properties and equipment, net of accumulated depreciation
Total lease right-of-use assets	$25.8

Liabilities
Current:
Operating leases	$7.8	Other current liabilities
Finance leases	0.2	Current portion of long-term borrowings and finance lease obligations
Noncurrent:
Operating leases	19.4	Long-term operating lease liabilities
Finance leases	0.4	Long-term borrowings and finance lease obligations
Total lease liabilities	$27.8

As of June 30, 2019, the Company’s operating leases have a weighted-average remaining lease term of 4.0 years and a weighted-average discount rate of 4.0%.
Maturities of operating lease liabilities as of June 30, 2019 were as follows:

(in millions)
2019 (excluding the six months ended June 30, 2019)	$4.1
2020	7.7
2021	7.0
2022	6.1
2023	3.4
Thereafter	1.2
Total lease payments	29.5
Less: Imputed interest	2.3
Present value of operating lease liabilities	$27.2

At December 31, 2018, minimum future rental commitments under operating leases having non-cancelable lease terms in excess of one year, as previously determined in accordance with Topic 840, aggregated $34.3 million and were payable as follows: $8.9 million in 2019, $8.0 million in 2020, $6.9 million in 2021, $5.9 million in 2022, $3.4 million in 2023 and $1.2 million thereafter.
NOTE 4 – INVENTORIES
The following table summarizes the components of Inventories:

(in millions)	June 30, 2019	December 31, 2018
Finished goods	$87.3	$78.3
Raw materials	71.8	66.3
Work in process	14.4	12.7
Total inventories	$173.5	$157.3

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

NOTE 5 – DEBT
The following table summarizes the components of Long-term borrowings and finance lease obligations:

(in millions)	June 30, 2019	December 31, 2018
Amended 2016 Credit Agreement (a)	$208.8	$209.4
Finance lease obligations	0.6	0.7
Total long-term borrowings and finance lease obligations, including current portion	209.4	210.1
Less: Current finance lease obligations	0.2	0.2
Total long-term borrowings and finance lease obligations	$209.2	$209.9

(a)	Defined as the Amended and Restated Credit Agreement, dated January 27, 2016, as amended on June 2, 2017.
As more fully described within Note 12 – Fair Value Measurements, the Company uses a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The fair value of long-term debt is based on interest rates that we believe are currently available to us for issuance of debt with similar terms and remaining maturities (Level 2 input).
The following table summarizes the carrying amounts and estimated fair values of the Company’s long-term borrowings:

	June 30, 2019		December 31, 2018
(in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value
Long-term borrowings (a)	$209.4	$209.4	$210.1	$210.1

(a)
Long-term borrowings includes current portions of long-term debt and current portions of finance lease obligations of $0.2 million and $0.2 million as of June 30, 2019 and December 31, 2018, respectively.

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
The Company is subject to certain leverage ratio and interest coverage ratio financial covenants under the Amended 2016 Credit Agreement that are to be measured at each fiscal quarter-end. The Company was in compliance with all such covenants as of June 30, 2019.
As of June 30, 2019, there was $208.8 million of cash drawn and $11.3 million of undrawn letters of credit under the Amended 2016 Credit Agreement, with $179.9 million of net availability for borrowings. As of December 31, 2018, there was $209.4 million cash drawn and $11.3 million of undrawn letters of credit under the Amended 2016 Credit Agreement, with $179.3 million of net availability for borrowings.
For the six months ended June 30, 2019, gross borrowings under the Amended 2016 Credit Agreement were $10.7 million and there were $13.8 million of gross payments. For the six months ended June 30, 2018, gross borrowings and gross payments were $8.0 million and $34.6 million, respectively.
On July 30, 2019, the Company entered into the Second Amended and Restated Credit Agreement (the “2019 Credit Agreement”), by and among the Company (the “U.S. Borrower”) and certain of its foreign subsidiaries (collectively, the “Borrowers”), Wells Fargo Bank, National Association, as administrative agent, swingline lender and issuing lender, JPMorgan Chase Bank, N.A. as syndication agent, and the other lenders and parties signatory thereto. The 2019 Credit Agreement amends and restates the Company’s Amended 2016 Credit Agreement. See Note 13 – Subsequent Events for additional information.

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
As more fully described within Note 12 – Fair Value Measurements, the Company uses a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The fair value of the Swap is derived from a discounted cash flow analysis based on the terms of the contract and the interest rate curve (Level 2 inputs) and measured on a recurring basis in our Condensed Consolidated Balance Sheets. At June 30, 2019 and December 31, 2018, the fair value of the Swap, included in Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets, was $0.4 million and $2.0 million, respectively. During the three and six months ended June 30, 2019, unrealized pre-tax losses of $1.0 million and $1.6 million, respectively, were recorded in Accumulated other comprehensive loss. During the three and six months ended June 30, 2018, unrealized pre-tax gains of $0.3 million and $1.3 million, respectively, were recorded in Accumulated other comprehensive loss.
NOTE 6 – INCOME TAXES
The Company recognized income tax expense of $11.6 million and $8.3 million for the three months ended June 30, 2019 and 2018, respectively. The increase in tax expense in the current-year quarter was largely due to higher pre-tax income levels. The Company’s effective tax rate for the three months ended June 30, 2019 was 26.1%, compared to 23.6% in the prior-year quarter, which included the recognition of a $0.5 million excess tax benefit from stock compensation activity.
For the six months ended June 30, 2019 and 2018, the Company recognized income tax expense of $17.5 million and $12.4 million, respectively. The increase in tax expense in the current year was largely due to higher pre-tax income levels. The Company’s effective tax rate for the six months ended June 30, 2019 was 25.8%, compared to 23.8% in the prior-year period, which included the recognition of a $0.5 million excess tax benefit from stock compensation activity.
NOTE 7 – PENSIONS
The following table summarizes the components of net periodic pension expense (benefit):

	U.S. Benefit Plan				Non-U.S. Benefit Plan
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018	2019	2018	2019	2018
Service cost	$—	$—	$—	$—	$—	$—	$0.1	$0.1
Interest cost	1.7	1.6	3.4	3.2	0.4	0.4	0.7	0.7
Amortization of actuarial loss	0.6	0.7	1.2	1.5	0.1	0.1	0.3	0.3
Amortization of prior service cost	—	—	—	—	0.1	—	0.1	—
Expected return on plan assets	(2.2)	(2.2)	(4.4)	(4.4)	(0.5)	(0.6)	(1.0)	(1.2)
Net periodic pension expense (benefit)	$0.1	$0.1	$0.2	$0.3	$0.1	$(0.1)	$0.2	$(0.1)

NOTE 8 – COMMITMENTS AND CONTINGENCIES
Financial Commitments
The Company provides indemnifications and other guarantees in the ordinary course of business, the terms of which range in duration and often are not explicitly defined. Specifically, the Company is occasionally required to provide letters of credit and bid and performance bonds to various customers, principally to act as security for retention levels related to casualty insurance policies and to guarantee the performance of subsidiaries that engage in export and domestic transactions. At June 30, 2019, the Company had outstanding performance and financial standby letters of credit, as well as outstanding bid and performance bonds, aggregating to $18.6 million. If any such letters of credit or bonds are called, the Company would be obligated to reimburse the issuer of the letter of credit or bond. The Company believes the likelihood of any currently outstanding letter of

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

credit or bond being called is remote.
The Company has transactions involving the sale of equipment to certain of its customers which include (i) guarantees to repurchase the equipment for a fixed price at a future date and (ii) guarantees to repurchase the equipment from the third-party lender in the event of default by the customer. As of June 30, 2019, the single year and maximum potential cash payments the Company could be required to make to repurchase equipment under these agreements were $3.6 million and $4.2 million, respectively. The Company’s risk under these repurchase arrangements would be partially mitigated by the value of the products repurchased as part of the transaction. Historical cash requirements and losses associated with these obligations have not been significant, but could increase if customer defaults exceed current expectations.
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
The following table summarizes the changes in the Company’s warranty liabilities during the six months ended June 30, 2019 and 2018:

(in millions)	2019	2018
Balance at January 1	$9.8	$8.4
Provisions to expense	2.9	3.5
Payments	(3.1)	(3.2)
Balance at June 30	$9.6	$8.7

As of June 30, 2019 and December 31, 2018, an estimated liability was recorded within the Environmental Solutions Group in connection with a specific warranty matter. It is reasonably possible that the Company’s estimate may change in the future as more information becomes available; however, the ultimate resolution of this matter is not expected to have a material adverse effect on the Company’s results of operations, financial position or liquidity.
Liabilities of Discontinued Operations
The Company retains certain liabilities for operations discontinued in prior periods, primarily for environmental remediation and product liability. Included in liabilities of discontinued operations on the Condensed Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018, were reserves of $0.3 million and $0.4 million, respectively, related to environmental remediation at the Pearland, Texas facility previously used by the Company’s discontinued Pauluhn business, and $1.1 million and $1.1 million, respectively, related to estimated product liability obligations of the discontinued North American refuse truck body business.
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
On June 25, 2014, a unanimous three-judge panel of the First District Illinois Appellate Court issued its opinion reversing the class certification order of the trial court. Specifically, the Appellate Court determined that the trial court’s ruling failed to satisfy the class-action requirements that the common issues of the firefighters’ claims predominate over the individual issues and that there is an adequate representative for the class. During a status hearing on October 8, 2014, plaintiffs represented to the Court that they would again seek to certify a class of firefighters on the issue of whether the Company’s sirens were defective and unreasonably dangerous. On January 12, 2015, plaintiffs filed motions to amend their complaints to add class action allegations with respect to Chicago firefighter plaintiffs, as well as the approximately 1,800 firefighter plaintiffs from locations outside of Chicago. On March 11, 2015, the trial court granted plaintiff’s motions to amend their complaints. On April 24, 2015, the cases were transferred to Cook County chancery court, which will decide all class certification issues. On March 23, 2018, plaintiffs filed a motion to certify as a class all firefighters from the Chicago Fire Department who have filed lawsuits in this matter. The Company has served discovery upon plaintiffs related to this motion and intends to continue its objections to any attempt at certification. The court has ordered plaintiffs to respond to the Company’s discovery.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

The Company has also filed motions to dismiss cases involving firefighters who worked for fire departments located outside of the State of Illinois based on improper venue. On February 24, 2017, the Circuit Court of Cook County entered orders dismissing the cases of 1,770 such firefighter plaintiffs from the jurisdiction of the State of Illinois. Pursuant to these orders, these plaintiffs had six months thereafter to refile their cases in jurisdictions where these firefighters are located. Prior to this six-month deadline, attorneys representing some of these plaintiffs contacted the Company regarding possible settlement of their cases. During the year ended December 31, 2017, the Company entered into a global settlement agreement with two attorneys who represented approximately 1,090 of these plaintiffs. Under the terms of the settlement agreement, the Company offered $700 per plaintiff to settle these cases and 717 plaintiffs accepted this offer as a final settlement. The attorneys representing these plaintiffs agreed to withdraw from representing plaintiffs who did not respond to the settlement offer. It is the Company’s position that the non-settling plaintiffs who failed to timely refile their cases following the February 2017 dismissal by the Circuit Court of Cook County are now barred from doing so by the statute of limitations. The Company filed a venue motion seeking to transfer to DuPage County cases involving 10 plaintiffs who reside and work in Illinois but outside of Cook County. The Court granted this motion on June 28, 2017.
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
A second trial involving Pittsburgh firefighters began during January 2018. At the outset of this trial, plaintiffs’ attorneys requested that the Company consider settlement of various cases. This trial was continued to allow the parties to further discuss possible settlement. During March 2018, the parties agreed in principle on a framework to resolve hearing loss claims and cases in all jurisdictions involved in the hearing loss litigation except in Cook County and Lackawanna County, and excluding one case involving one firefighter in New York City. The firefighters excluded from this settlement framework are represented by

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

different attorneys. Pursuant to this settlement framework, the Company would pay $700 to each firefighter who has filed a lawsuit and is eligible to be part of the settlement. The Company would pay $300 to each firefighter who has not yet filed a case and is eligible to be part of the settlement. To be eligible for settlement, among other things, firefighters must provide proof that they have high frequency noise-induced hearing loss. There are approximately 3,700 firefighters whose claims may be considered as part of this settlement, including approximately 1,320 firefighters who have ongoing filed lawsuits. The parties are in the process of determining how many of these firefighters will be eligible to participate in the settlement. In order to minimize the parties’ respective legal costs and expenses during this settlement process, on July 5, 2018, the parties entered into a tolling agreement (the “Tolling Agreement”). Pursuant to the Tolling Agreement, counsel for the settling firefighters agreed to dismiss the pending lawsuits in all jurisdictions except for the Allegheny County (Pittsburgh), Pennsylvania cases, and the Company agreed to a tolling of any statute of limitations applicable to the dismissed cases until July 31, 2019. The settlement framework will require plaintiffs’ attorneys to withdraw from representing firefighters who elect not to participate in this settlement. As of June 30, 2019, the Company has recognized an estimated liability for the potential settlement amount. While it is reasonably possible that the ultimate resolution of this matter may result in a loss in excess of the amount accrued, the incremental loss is not expected to be material.
During March 2014, an action also was brought in the Court of Common Pleas of Erie County, Pennsylvania on behalf of 61 firefighters. This case likewise involves various defendants in addition to the Company. After the Company filed pretrial motions, 33 Erie County firefighter plaintiffs voluntarily dismissed their claims. During August 2017, five cases involving 70 firefighter plaintiffs were filed in Lackawanna County, Pennsylvania. These cases involve firefighter plaintiffs who originally filed in Cook County and were dismissed pursuant to the Company’s forum nonconveniens motion. As of June 30, 2019, a total of 263 firefighters are involved in cases filed in Allegheny and Lackawanna counties in Pennsylvania.
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
NOTE 9 – EARNINGS PER SHARE
The Company computes earnings per share (“EPS”) in accordance with ASC 260, Earnings per Share, which requires that non-vested restricted stock containing non-forfeitable dividend rights should be treated as participating securities pursuant to the two-class method. Under the two-class method, net income is reduced by the amount of dividends declared in the period for common stock and participating securities. The remaining undistributed earnings are then allocated to common stock and participating securities as if all of the net income for the period had been distributed. The amounts of distributed and undistributed earnings allocated to participating securities for the three and six months ended June 30, 2019 and 2018 were insignificant and did not materially impact the calculation of basic or diluted EPS.
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
For both the three and six months ended June 30, 2019, options to purchase 0.5 million shares of the Company’s common stock, respectively, had an anti-dilutive effect on EPS, and accordingly, are excluded from the calculation of diluted EPS. For both the three and six months ended June 30, 2018, options to purchase 0.3 million shares of the Company’s common stock had an anti-dilutive effect on EPS, and accordingly, are excluded from the calculation of diluted EPS.
The following table reconciles Net income to basic and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2019	2018	2019	2018
Net income	$32.8	$26.9	$50.3	$39.8

Weighted average shares outstanding – Basic	60.1	59.9	60.1	59.9
Dilutive effect of common stock equivalents	1.2	1.1	1.1	1.0
Weighted average shares outstanding – Diluted	61.3	61.0	61.2	60.9
Earnings per share:
Basic	$0.55	$0.45	$0.84	$0.67
Diluted	0.54	0.44	0.82	0.65

NOTE 10 – STOCKHOLDERS’ EQUITY
Dividends
On February 19, 2019, the Company’s Board of Directors (the “Board”) declared a quarterly cash dividend of $0.08 per common share. The dividend totaled $4.8 million and was distributed on March 29, 2019 to holders of record at the close of business on March 18, 2019.
On April 30, 2019, the Board declared a quarterly cash dividend of $0.08 per common share. The dividend totaled $4.8 million and was distributed on May 30, 2019 to holders of record at the close of business on May 15, 2019.
During the three and six months ended June 30, 2018, dividends of $4.8 million and $9.0 million, respectively, were paid to stockholders.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

On July 30, 2019, the Board declared a quarterly cash dividend of $0.08 per common share payable on August 28, 2019 to holders of record at the close of business on August 14, 2019.
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
During the six months ended June 30, 2019, the Company repurchased 48,409 shares for a total of $1.0 million under the stock repurchase program.
Accumulated Other Comprehensive Loss
The following tables summarize the changes in each component of Accumulated other comprehensive loss, net of tax:
Three Months Ended June 30, 2019 and 2018

(in millions) (a)	Actuarial Losses	Prior Service Costs	Foreign Currency Translation	Unrealized Gain on Derivatives	Total
Balance at April 1, 2019	$(87.2)	(2.5)	$(8.9)	$1.0	$(97.6)
Other comprehensive income (loss) before reclassifications	0.6	—	0.8	(0.5)	0.9
Amounts reclassified from accumulated other comprehensive loss	0.6	0.1	—	(0.2)	0.5
Net current-period other comprehensive income (loss)	1.2	0.1	0.8	(0.7)	1.4
Balance at June 30, 2019	$(86.0)	(2.4)	$(8.1)	$0.3	$(96.2)

(in millions) (a)	Actuarial Losses	Foreign Currency Translation	Unrealized Gain on Derivatives	Total
Balance at April 1, 2018	$(75.3)	$(0.5)	$1.8	$(74.0)
Other comprehensive income (loss) before reclassifications	1.1	(5.2)	0.3	(3.8)
Amounts reclassified from accumulated other comprehensive loss	0.6	—	(0.1)	0.5
Net current-period other comprehensive income (loss)	1.7	(5.2)	0.2	(3.3)
Balance at June 30, 2018	$(73.6)	$(5.7)	$2.0	$(77.3)
Six months ended June 30, 2019 and 2018

(in millions) (a)	Actuarial Losses	Prior Service Costs	Foreign Currency Translation	Unrealized Gain on Derivatives	Total
Balance at January 1, 2019	$(87.4)	(2.5)	$(8.9)	$1.5	$(97.3)
Other comprehensive income (loss) before reclassifications	0.2	—	0.8	(0.7)	0.3
Amounts reclassified from accumulated other comprehensive loss	1.2	0.1	—	(0.5)	0.8
Net current-period other comprehensive income (loss)	1.4	0.1	0.8	(1.2)	1.1
Balance at June 30, 2019	$(86.0)	(2.4)	$(8.1)	$0.3	$(96.2)

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

(in millions) (a)	Actuarial Losses	Foreign Currency Translation	Unrealized Gain on Derivatives	Total
Balance at January 1, 2018	$(75.4)	$(2.5)	$1.0	$(76.9)
Other comprehensive income (loss) before reclassifications	0.4	(3.2)	1.1	(1.7)
Amounts reclassified from accumulated other comprehensive loss	1.4	—	(0.1)	1.3
Net current-period other comprehensive income (loss)	1.8	(3.2)	1.0	(0.4)
Balance at June 30, 2018	$(73.6)	$(5.7)	$2.0	$(77.3)

(a)	Amounts in parentheses indicate losses.
The following table summarizes the amounts reclassified from Accumulated other comprehensive loss, net of tax, in the three months ended June 30, 2019 and 2018 and the affected line item in the Condensed Consolidated Statements of Operations:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in Condensed Consolidated Statements of Operations
	2019	2018
(in millions) (a)
Amortization of actuarial losses of defined benefit pension plans	$(0.7)	$(0.8)	Other (income) expense, net
Amortization of prior service costs of defined benefit pension plans	(0.1)	—	Other (income) expense, net
Interest rate swap	0.3	0.2	Interest expense
Total before tax	(0.5)	(0.6)
Income tax benefit	—	0.1	Income tax expense
Total reclassifications for the period, net of tax	$(0.5)	$(0.5)

(a)	Amounts in parentheses indicate losses.
The following table summarizes the amounts reclassified from Accumulated other comprehensive loss, net of tax, in the six months ended June 30, 2019 and 2018 and the affected line item in the Condensed Consolidated Statements of Operations:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in Condensed Consolidated Statements of Operations
	2019	2018
(in millions) (a)
Amortization of actuarial losses of defined benefit pension plans	$(1.5)	$(1.8)	Other (income) expense, net
Amortization of prior service costs of defined benefit pension plans	(0.1)	—	Other (income) expense, net
Interest rate swap	0.7	0.2	Interest expense
Total before tax	(0.9)	(1.6)
Income tax benefit	0.1	0.3	Income tax expense
Total reclassifications for the period, net of tax	$(0.8)	$(1.3)

(a)	Amounts in parentheses indicate losses.

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
The following tables summarize the Company’s operations by segment, including Net sales, Operating income (loss), and Total assets:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Net sales:
Environmental Solutions	$267.2	$233.3	$486.7	$429.9
Safety and Security Systems	57.1	57.7	111.4	110.8
Total net sales	$324.3	$291.0	$598.1	$540.7
Operating income (loss):
Environmental Solutions	$44.8	$37.2	$70.5	$57.8
Safety and Security Systems	9.5	8.2	18.2	14.3
Corporate and eliminations	(8.0)	(7.3)	(16.6)	(14.4)
Total operating income	46.3	38.1	72.1	57.7
Interest expense	2.0	2.5	4.0	5.0
Other (income) expense, net	(0.1)	0.4	0.3	0.5
Income before income taxes	$44.4	$35.2	$67.8	$52.2

(in millions)	As of June 30, 2019	As of December 31, 2018
Total assets:
Environmental Solutions	$838.1	$775.2
Safety and Security Systems	219.3	211.5
Corporate and eliminations	37.9	36.7
Total assets of continuing operations	1,095.3	1,023.4
Total assets of discontinued operations	0.4	0.4
Total assets	$1,095.7	$1,023.8

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
The Company uses an income approach to value the contingent consideration obligation based on future financial performance, which is determined based on the present value of expected future cash flows. Due to the lack of relevant observable market data over fair value inputs, the Company has classified the contingent consideration liability within Level 3 of the fair value hierarchy outlined in ASC 820, Fair Value Measurements. Increases in the expected payout under a contingent consideration arrangement contribute to increases in the fair value of the related liability. Conversely, decreases in the expected payout under a contingent consideration arrangement contribute to decreases in the fair value of the related liability. Changes in assumptions could have an impact on the fair value of the contingent consideration, which has a maximum payout of C$10.0 million (approximately $7.6 million). The Company expects to settle the contingent consideration liability during the third quarter of 2019.
The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2019:

	Fair Value Measurement at Reporting Date Using
(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$13.8			$13.8
Interest rate swap		$0.4		0.4
Liabilities:
Contingent consideration			$7.6	7.6

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

The following table provides a roll-forward of the fair value of recurring Level 3 fair value measurements in the three months ended June 30, 2019 and 2018:

(in millions)	2019	2018
Contingent consideration liability, at April 1	$7.1	$6.4
Foreign currency translation	0.1	(0.1)
Total losses included in earnings (a)	0.4	0.2
Contingent consideration liability, at June 30	$7.6	$6.5

(a)
Changes in the fair value of contingent consideration liabilities are included as a component of Acquisition and integration-related expenses within the Condensed Consolidated Statements of Operations.

The following table provides a roll-forward of the fair value of recurring Level 3 fair value measurements in the six months ended June 30, 2019 and 2018:

(in millions)	2019	2018
Contingent consideration liability, at January 1	$6.7	$6.3
Foreign currency translation	0.3	(0.2)
Total losses included in earnings (a)	0.6	0.4
Contingent consideration liability, at June 30	$7.6	$6.5

(a)
Changes in the fair value of contingent consideration liabilities are included as a component of Acquisition and integration-related expenses within the Condensed Consolidated Statements of Operations.

NOTE 13 – SUBSEQUENT EVENTS
Acquisition of Mark Rite Lines Equipment Company, Inc.
On July 1, 2019, the Company completed the acquisition of substantially all of the assets and operations of Mark Rite Lines Equipment Company, Inc. (“MRL”), a U.S. manufacturer of truck-mounted and ride-on road-marking equipment, including its wholly-owned subsidiary HighMark Traffic Services, Inc., for an initial purchase price of $55.5 million, subject to certain post-closing adjustments, which are expected to be finalized in the fourth quarter of 2019. The initial cash consideration was funded through borrowings under the Company’s revolving credit facility. The acquisition also includes contingent consideration of up to $15.5 million, based on the achievement of certain financial targets over the three-year period following the closing.
The preliminary purchase price allocation has not been completed at this time, due to the proximity of the date of acquisition to the date of issuance of the condensed consolidated financial statements. The Company expects that MRL will provide an efficient entry into a new line of product offerings and access to new markets. The post-acquisition operating results of MRL are expected to be included within the Environmental Solutions Group.
Debt Refinancing
On July 30, 2019, the Company entered into the 2019 Credit Agreement, which amends and restates the Amended 2016 Credit Agreement.
The 2019 Credit Agreement is a $500 million revolving credit facility, maturing on July 30, 2024, that provides for borrowings in the form of loans or letters of credit up to the aggregate availability under the facility, with a sub-limit of $75 million for letters of credit. The 2019 Credit Agreement allows for the Borrowers to borrow in denominations of U.S. Dollars, Canadian Dollars, Euros or British Pounds (with borrowings in non-U.S. currencies subject to a sublimit of $200 million). In addition, the Company may cause the commitments to increase by up to an additional $250 million, subject to the approval of the applicable lenders providing such additional financing. Borrowings under the 2019 Credit Agreement may be used for working capital and general corporate purposes, including acquisitions.
The Company’s material domestic subsidiaries provide guarantees for all obligations of the Borrowers under the 2019 Credit Agreement, which is secured by a first priority security interest in (i) all existing or hereafter acquired domestic property and assets of the U.S. Borrower and material domestic subsidiaries, (ii) the stock or other equity interests in each of the material domestic subsidiaries and (iii) 65% of outstanding voting capital stock of certain first-tier foreign subsidiaries, subject to certain exclusions.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

Borrowings under the 2019 Credit Agreement bear interest, at the Company’s option, at a base rate or a LIBOR rate, plus, in each case, an applicable margin. The applicable margin ranges from zero to 0.75% for base rate borrowings and 1.00% to 1.75% for LIBOR borrowings. The Company must also pay a commitment fee to the lenders ranging between 0.10% to 0.25% per annum on the unused portion of the $500 million revolving credit facility along with other standard fees. Letter of credit fees are payable on outstanding letters of credit in an amount equal to the applicable LIBOR margin plus other customary fees.
The Company is subject to certain net leverage ratio and interest coverage ratio financial covenants under the 2019 Credit Agreement that are to be measured at each fiscal quarter-end. The 2019 Credit Agreement also includes a series of “covenant holiday” periods, which allow for the temporary increase of the minimum net leverage ratio following the completion of a permitted acquisition, or a series of acquisitions, when the aggregate consideration over a period of twelve months exceeds $75 million. In addition, the 2019 Credit Agreement includes customary negative covenants, subject to certain exceptions, restricting or limiting the Company’s and its subsidiaries’ ability to, among other things: (i) make non-ordinary course dispositions of assets; (ii) make certain fundamental business changes, such as mergers, consolidations or any similar combination; (iii) make restricted payments, including dividends and stock repurchases; (iv) incur indebtedness; (v) make certain loans and investments; (vi) create liens; (vii) transact with affiliates; (viii) enter into sale/leaseback transactions; (ix) make negative pledges; and (x) modify subordinated debt documents.
Under the 2019 Credit Agreement, restricted payments, including dividends and stock repurchases, shall be permitted if (i) the Company’s leverage ratio is less than or equal to 3.25; (ii) the Company is in compliance with all other financial covenants; and (iii) there are no existing defaults under the 2019 Credit Agreement. If its leverage ratio is more than 3.25, the Company is still permitted to fund (i) up to $35 million of dividend payments and stock repurchases; and (ii) an incremental $50 million of other cash payments.
The 2019 Credit Agreement contains customary events of default. If an event of default occurs and is continuing, the Borrowers may be required immediately to repay all amounts outstanding under the 2019 Credit Agreement and the commitments from the lenders may be terminated.

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
Net sales increased by $33.3 million, or 11%, in the three months ended June 30, 2019 as compared to the prior-year quarter. Our Environmental Solutions Group reported a net sales increase of $33.9 million, or 15%, largely due to increases in shipments of vacuum trucks, sewer cleaners, and dump truck bodies of $17.2 million, $8.7 million, and $3.3 million, respectively, as well as an $8.0 million increase in aftermarket revenues, represented by higher rental income and improved parts, service and used equipment sales. Within our Safety and Security Systems Group, net sales decreased by $0.6 million, or 1%, primarily due to unfavorable foreign currency translation effects and lower global sales of public safety products and warning systems, partially offset by higher sales of industrial signaling equipment.
For the six months ended June 30, 2019, net sales increased by $57.4 million, or 11%, as compared to the corresponding period of the prior year. Within our Environmental Solutions Group, net sales improved by $56.8 million, or 13%, largely due to increases in shipments of vacuum trucks, sewer cleaners, dump truck bodies, and street sweepers of $25.6 million, $9.5 million, $5.5 million and $5.1 million, respectively, as well as a $9.5 million increase in aftermarket revenues, represented by higher rental income and improved parts and service sales. In our Safety and Security Systems Group, net sales increased by $0.6 million, or 1%, primarily due to higher sales of industrial signaling equipment, partially offset by unfavorable foreign currency translation effects and lower sales of warning systems.
Operating income increased by $8.2 million, or 22%, to $46.3 million in the three months ended June 30, 2019 as compared to the prior-year quarter, primarily driven by a $7.6 million increase within our Environmental Solutions Group associated with increased sales volumes and improved operating leverage. Operating income in the three months ended June 30, 2019 within our Safety and Security Systems Group increased by $1.3 million, largely due to benefits from pricing actions, favorable sales mix, and lower operating expenses, while Corporate expenses increased by $0.7 million. Consolidated operating margin for the three months ended June 30, 2019 was 14.3%, up from 13.1% in the prior-year quarter.
For the six months ended June 30, 2019, operating income increased by $14.4 million as compared to the corresponding period of the prior year. Within our Environmental Solutions Group, operating income for the six months ended June 30, 2019 increased by $12.7 million, or 22%, largely due to higher sales volumes and improved operating leverage. Within our Safety and Security Systems Group, operating income in the six months ended June 30, 2019 increased by $3.9 million, or 27%, largely due to benefits from pricing actions, favorable sales mix, and lower operating expenses, while Corporate expenses increased by $2.2 million. Consolidated operating margin for the six months ended June 30, 2019 was 12.1%, compared to 10.7% in the prior-year period.
Income before income taxes increased by $9.2 million, or 26%, to $44.4 million for the three months ended June 30, 2019 as compared to the prior-year quarter. The increase resulted from the higher operating income, a $0.5 million decrease in interest expense and a $0.5 million decrease in other expense. For the six months ended June 30, 2019, income before income taxes increased by $15.6 million, or 30%, as compared to the prior-year period, primarily due to the higher operating income, a $1.0 million decrease in interest expense and a $0.2 million decrease in other expense.

Net income for the three months ended June 30, 2019 increased by $5.9 million compared to the prior-year period, largely due to the aforementioned increase in income before income taxes, partially offset by a $3.3 million increase in income tax expense. For the six months ended June 30, 2019, net income increased by $10.5 million compared to the corresponding period of the prior year, largely due to the aforementioned increase in income before income taxes, partially offset by a $5.1 million increase in income tax expense. The increase in income tax expense in both the three and six months ended June 30, 2019 was primarily due to higher income levels. For the first half of 2019, our effective tax rate was 25.8%. We currently expect our full-year effective tax rate to be within the range of 25% to 26%.
Total orders for the three months ended June 30, 2019 were $308.0 million, an increase of $30.4 million, or 11%, as compared to the prior-year quarter. Our Environmental Solutions Group reported total orders of $253.2 million in the second quarter of 2019, up $35.9 million, or 17% in comparison to the prior-year quarter. Orders in the three months ended June 30, 2019 within our Safety and Security Systems Group were $54.8 million, compared to $60.3 million in the prior-year quarter.
For the six months ended June 30, 2019, total orders were $607.0 million, generally consistent with the order intake in the first half of 2018. Our Environmental Solutions Group reported total orders of $496.9 million in the first half of 2019, an increase of $5.2 million, or 1%, compared to the first half of 2018. Orders in the six months ended June 30, 2019 within our Safety and Security Systems Group decreased by $5.5 million, or 5%.
Our consolidated backlog at June 30, 2019 was $347.7 million, up $25.4 million, or 8%, compared to the prior-year quarter.
Results of Operations
The following table summarizes our Condensed Consolidated Statements of Operations and illustrates the key financial indicators used to assess our consolidated financial results:

	Three Months Ended June 30,			Six Months Ended June 30,
($ in millions, except per share data)	2019	2018	Change	2019	2018	Change
Net sales	$324.3	$291.0	$33.3	$598.1	$540.7	$57.4
Cost of sales	235.3	211.8	23.5	438.8	399.6	39.2
Gross profit	89.0	79.2	9.8	159.3	141.1	18.2
Selling, engineering, general and administrative expenses	41.8	40.7	1.1	85.7	82.5	3.2
Acquisition and integration-related expenses	0.9	0.4	0.5	1.5	0.9	0.6
Operating income	46.3	38.1	8.2	72.1	57.7	14.4
Interest expense	2.0	2.5	(0.5)	4.0	5.0	(1.0)
Other (income) expense, net	(0.1)	0.4	(0.5)	0.3	0.5	(0.2)
Income before income taxes	44.4	35.2	9.2	67.8	52.2	15.6
Income tax expense	11.6	8.3	3.3	17.5	12.4	5.1
Net income	$32.8	$26.9	$5.9	$50.3	$39.8	$10.5
Operating data:
Operating margin	14.3%	13.1%	1.2%	12.1%	10.7%	1.4%
Diluted earnings per share	$0.54	$0.44	$0.10	$0.82	$0.65	$0.17
Total orders	308.0	277.6	30.4	607.0	607.3	(0.3)
Backlog	347.7	322.3	25.4	347.7	322.3	25.4
Depreciation and amortization	9.8	9.0	0.8	19.3	17.6	1.7
Net sales
Net sales increased by $33.3 million, or 11%, in the three months ended June 30, 2019 as compared to the prior-year quarter. The Environmental Solutions Group reported a net sales increase of $33.9 million, or 15%, largely due to increases in shipments of vacuum trucks, sewer cleaners, and dump truck bodies of $17.2 million, $8.7 million, and $3.3 million, respectively, as well as a $8.0 million increase in aftermarket revenues, represented by higher rental income and improved parts, service and used equipment sales. Within the Safety and Security Systems Group, net sales decreased by $0.6 million, or 1%, primarily due to unfavorable foreign currency translation effects and lower global sales of public safety products and warning systems, partially offset by higher sales of industrial signaling equipment.

For the six months ended June 30, 2019, net sales increased by $57.4 million, or 11%, as compared to the corresponding period of the prior year. Within the Environmental Solutions Group, net sales improved by $56.8 million, or 13%, largely due to increases in shipments of vacuum trucks, sewer cleaners, dump truck bodies, and street sweepers of $25.6 million, $9.5 million, $5.5 million and $5.1 million, respectively, as well as a $9.5 million increase in aftermarket revenues, represented by higher rental income and improved parts and service sales. In the Safety and Security Systems Group, net sales increased by $0.6 million, or 1%, primarily due to higher sales of industrial signaling equipment, partially offset by unfavorable foreign currency translation effects and lower sales of warning systems.
Cost of sales
Cost of sales increased by $23.5 million, or 11%, for the three months ended June 30, 2019 compared to the prior-year quarter, largely due to an increase of $25.1 million, or 14%, within the Environmental Solutions Group, primarily attributable to increased sales volumes, higher material costs in comparison to the prior-year quarter, and a $0.9 million increase in depreciation expense, partially offset by a $0.2 million reduction in purchase accounting expenses. Within the Safety and Security Systems Group, cost of sales decreased by $1.6 million, or 4%, primarily related to lower sales volumes and favorable foreign currency translation effects.
For the six months ended June 30, 2019, cost of sales increased by $39.2 million, or 10%, largely due to an increase of $41.8 million, or 13%, within the Environmental Solutions Group, primarily attributable to increased sales volumes, higher material costs in comparison to the first half of 2018, and a $2.0 million increase in depreciation expense, partially offset by a $0.7 million reduction in purchase accounting expenses. This increase was partially offset by a decrease in cost of sales of $2.6 million, or 4%, within the Safety and Security Systems Group, largely due to favorable sales mix and favorable foreign currency translation effects.
Gross profit
Gross profit increased by $9.8 million, or 12%, for the three months ended June 30, 2019, compared to the prior-year quarter, primarily due to improvements of $8.8 million and $1.0 million within the Environmental Solutions Group and the Safety and Security Systems Group, respectively. Gross margin for the three months ended June 30, 2019 improved to 27.4%, from 27.2% in the prior-year quarter, primarily driven by improvements within the Safety and Security Group and Environmental Solutions Group of 220 basis points and 20 basis points, respectively. Margin improvements were primarily attributable to improved operating leverage, benefits from pricing actions and favorable sales mix.
For the six months ended June 30, 2019, gross profit increased by $18.2 million, or 13%, primarily due to improvements of $15.0 million and $3.2 million within the Environmental Solutions Group and the Safety and Security Systems Group, respectively. Gross margin for the six months ended June 30, 2019 was 26.6%, compared to 26.1% in the prior-year period, primarily driven by improvements within the Safety and Security Group and Environmental Solutions Group of 260 basis points and 40 basis points, respectively. Margin improvements were primarily attributable to improved operating leverage, benefits from pricing actions and favorable sales mix.
Selling, engineering, general and administrative expenses
Selling, engineering, general and administrative (“SEG&A”) expenses for the three months ended June 30, 2019 increased by $1.1 million, or 3%, primarily due to increases within the Environmental Solutions Group and Corporate of $0.9 million and $0.5 million, respectively, partially offset by a $0.3 million reduction within the Safety and Security Systems Group. As a percentage of net sales, SEG&A expenses decreased from 14.0% in the prior-year quarter, to 12.9% in the current-year quarter.
For the six months ended June 30, 2019, SEG&A expenses increased by $3.2 million, or 4%, primarily due to increases within the Environmental Solutions Group and Corporate of $1.9 million and $2.0 million, respectively, partially offset by a $0.7 million reduction within the Safety and Security Systems Group. As a percentage of net sales, SEG&A expenses decreased from 15.3% in the prior-year period, to 14.3% in the current-year period.
Operating income
Operating income increased by $8.2 million, or 22%, to $46.3 million in the three months ended June 30, 2019 as compared to the prior-year quarter, primarily driven by a $7.6 million increase within the Environmental Solutions Group associated with increased sales volumes and improved operating leverage. Operating income in the three months ended June 30, 2019 within the Safety and Security Systems Group increased by $1.3 million, largely due to benefits from pricing actions, favorable sales mix, and lower operating expenses, while Corporate expenses increased by $0.7 million. Consolidated operating margin for the three months ended June 30, 2019 was 14.3%, up from 13.1% in the prior-year quarter.

For the six months ended June 30, 2019, operating income increased by $14.4 million as compared to the corresponding period of the prior year. Within the Environmental Solutions Group, operating income for the six months ended June 30, 2019 increased by $12.7 million, or 22%, largely due to higher sales volumes and improved operating leverage. Within the Safety and Security Systems Group, operating income in the six months ended June 30, 2019 increased by $3.9 million, or 27%, largely due to benefits from pricing actions, favorable sales mix, and lower operating expenses, while Corporate expenses increased by $2.2 million. Consolidated operating margin for the six months ended June 30, 2019 was 12.1%, compared to 10.7% in the prior-year period.
Interest expense
Interest expense for the three months ended June 30, 2019 decreased by $0.5 million, or 20%. For six months ended June 30, 2019 interest expense decreased by $1.0 million, or 20%. The reductions in both periods were largely due to lower average debt levels when compared to same period of the prior year.
Other (income) expense, net
For the three months ended June 30, 2019, other income totaled $0.1 million and was primarily due to foreign currency transaction gains which were partially offset by pension expense, whereas in the prior-year period, other expense totaled $0.4 million and was primarily related to foreign currency transaction losses and pension expense.
For the six months ended June 30, 2019, other expense totaled $0.3 million and was primarily consisted of pension expense, whereas in the prior-year period, other expense totaled $0.5 million and was primarily related to foreign currency transaction losses and pension expense.
Income tax expense
The Company recognized income tax expense of $11.6 million and $8.3 million for the three months ended June 30, 2019 and 2018, respectively. The increase in tax expense in the current-year quarter was largely due to higher pre-tax income levels. The Company’s effective tax rate for the three months ended June 30, 2019 was 26.1%, compared to 23.6% in the prior-year quarter, which included the recognition of a $0.5 million excess tax benefit from stock compensation activity.
For the six months ended June 30, 2019 and 2018, the Company recognized income tax expense of $17.5 million and $12.4 million, respectively. The increase in tax expense in the current year was largely due to higher pre-tax income levels. The Company’s effective tax rate for the six months ended June 30, 2019 was 25.8%, compared to 23.8% in the prior-year period, which included the recognition of a $0.5 million excess tax benefit from stock compensation activity.
Net income
Net income for the three months ended June 30, 2019 increased by $5.9 million compared to the prior-year period, largely due to the aforementioned increase in operating income, the $0.5 million reduction in interest expense and the $0.5 million in other expense, partially offset by the $3.3 million increase in income tax expense.
For the six months ended June 30, 2019, net income increased by $10.5 million compared to the corresponding period of the prior year, largely due to the aforementioned increase in operating income, the $1.0 million reduction in interest expense and the $0.2 million in other expense, partially offset by the $5.1 million increase in income tax expense.
Orders
Three months ended June 30, 2019 vs. three months ended June 30, 2018
Total orders for the three months ended June 30, 2019 were $308.0 million, an increase of $30.4 million, or 11%, as compared to the prior-year quarter. The Environmental Solutions Group reported total orders of $253.2 million in the second quarter of 2019, up $35.9 million, or 17% in comparison to the prior-year quarter. Orders in the three months ended June 30, 2019 within the Safety and Security Systems Group were $54.8 million, compared to $60.3 million in the prior-year quarter.
U.S. municipal and governmental orders increased by $5.6 million, or 6%, primarily due to an $11.2 million increase within the Environmental Solutions Group, driven by increased orders for sewer cleaners, dump truck bodies and vacuum trucks of $9.4 million, $2.6 million and $1.4 million, respectively. Aftermarket demand also increased by $1.8 million. Partially offsetting these increases was a $4.0 million reduction in orders for street sweepers. Within the Safety and Security Systems Group, municipal and governmental orders decreased by $5.6 million, due to reductions in orders for public safety products and warning systems of $3.6 million and $2.0 million, respectively.

U.S. industrial orders increased by $15.3 million, or 13%, primarily due to a $14.1 million increase within the Environmental Solutions Group, largely represented by increases in orders for dump truck bodies and vacuum trucks of $5.5 million and $5.0 million, respectively. Aftermarket demand also increased by $5.9 million. These improvements were partially offset by a $3.3 million decrease in orders for trailers. The Safety and Security Systems Group reported a $1.2 million increase in industrial orders, primarily due to improvements in orders for public safety products and industrial signaling equipment of $0.9 million and $0.4 million, respectively.
Non-U.S. orders increased by $9.5 million, or 14%, primarily due to a $10.6 million increase within the Environmental Solutions Group, primarily due to improvements in orders for refuse trucks, vacuum trucks and street sweepers of $7.5 million, $3.4 million and $2.6 million, respectively, which were partially offset by a $2.1 million decrease in orders for sewer cleaners. Within the Safety and Security Solutions Group, non-U.S. orders decreased by $1.1 million, largely due to a $0.9 million unfavorable foreign currency translation impact and reductions in orders for warning systems and public safety products of $0.6 million and $0.5 million, respectively, which were partially offset by a $0.9 million improvement in orders for industrial signaling equipment.
Six months ended June 30, 2019 vs. six months ended June 30, 2018
Total orders for the six months ended June 30, 2019 were $607.0 million, a decrease of $0.3 million, as compared to the prior-year period. The Environmental Solutions Group reported total orders of $496.9 million in the first half of 2019, compared to $491.7 million in the first half of 2018. Orders in the six months ended June 30, 2019 within the Safety and Security Systems Group decreased by $5.5 million, or 5%.
U.S. municipal and governmental orders decreased by $5.0 million, or 3%, primarily due to a $6.9 million decrease within the Safety and Security Systems Group, driven by decreases in orders for public safety products and warning systems of $4.5 million and $2.4 million, respectively. Within the Environmental Solutions Group, municipal and governmental orders increased by $1.9 million, primarily due to increases in orders for vacuum trucks, dump truck bodies and sewer cleaners of $4.1 million, $2.5 million and $1.3 million, respectively. Additionally, aftermarket demand increased by $2.2 million. These increases were partially offset by a decrease in orders for street sweepers of $8.6 million.
U.S. industrial orders decreased by $9.4 million, or 3%, primarily due to a $12.9 million decrease within the Environmental Solutions Group, largely represented by decreases in orders for sewer cleaners, trailers and dump truck bodies of $10.3 million, $7.4 million and $2.6 million, respectively. These decreases were partially offset by a $7.3 million increase in aftermarket demand. The Safety and Security Systems Group reported a $3.5 million increase in industrial orders, primarily due to improvements in orders for public safety products and industrial signaling equipment of $2.7 million and $1.1 million, respectively, partially offset by a decrease in orders for warnings systems of $0.3 million.
Non-U.S. orders increased by $14.1 million, or 11%, primarily due to a $16.2 million increase within the Environmental Solutions Group, driven by increases in orders for vacuum trucks, refuse trucks and street sweepers of $9.2 million, $7.0 million and $1.5 million, respectively. In addition, aftermarket demand increased by $3.4 million. Partially offsetting these improvements were reductions in orders for sewer cleaners, snow removal trucks and waterblasting equipment of $1.5 million, $1.3 million and $1.2 million, respectively. Within the Safety and Security Solutions Group, non-U.S. orders decreased by $2.1 million, primarily due to a $2.0 million unfavorable foreign currency translation impact, and reductions in orders of public safety products and warning systems of $1.5 million and $1.1 million, respectively, which were partially offset by a $2.5 million improvement in orders for industrial signaling equipment.
Backlog
Backlog was $347.7 million at June 30, 2019 compared to $322.3 million at June 30, 2018. The increase of $25.4 million, or 8%, was primarily due to a $30.7 million increase in backlog within the Environmental Solutions Group, largely associated with strong demand for sewer cleaners and vacuum trucks.

Environmental Solutions
The following table summarizes the Environmental Solutions Group’s operating results as of and for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,			Six Months Ended June 30,
($ in millions)	2019	2018	Change	2019	2018	Change
Net sales	$267.2	$233.3	$33.9	$486.7	$429.9	$56.8
Operating income	44.8	37.2	7.6	70.5	57.8	12.7
Operating data:
Operating margin	16.8%	15.9%	0.9%	14.5%	13.4%	1.1%
Total orders	$253.2	$217.3	$35.9	$496.9	$491.7	$5.2
Backlog	322.0	291.3	30.7	322.0	291.3	30.7
Depreciation and amortization	8.9	8.0	0.9	17.5	15.7	1.8
Three months ended June 30, 2019 vs. three months ended June 30, 2018
Total orders increased by $35.9 million, or 17%, for the three months ended June 30, 2019. U.S. orders increased by $25.3 million, or 15%, primarily due to increases in orders for sewer cleaners, dump truck bodies, and vacuum trucks, of $10.8 million, $8.1 million, and $6.4 million, respectively. Additionally, aftermarket demand increased by $7.7 million. Partially offsetting these improvements were reductions in orders for street sweepers and trailers of $3.4 million and $3.3 million, respectively. Non-U.S. orders increased by $10.6 million, or 24%, primarily due to improvements in orders for refuse trucks, vacuum trucks, and street sweepers of $7.5 million, $3.4 million, and $2.6 million, respectively, which were partially offset by a $2.1 million decrease in orders for sewer cleaners.
Net sales increased by $33.9 million, or 15%, for the three months ended June 30, 2019. U.S. sales increased by $25.6 million, primarily due to increases in sales of vacuum trucks, sewer cleaners, and dump truck bodies of $14.1 million, $5.1 million, and $3.2 million, respectively. In addition, aftermarket sales increased by $6.0 million. Partially offsetting these increases was a $2.1 million reduction in sales of trailers. Non-U.S. sales increased by $8.3 million, primarily due to increases in sales of sewer cleaners and vacuum trucks of $3.6 million and $3.1 million, respectively. In addition, aftermarket sales increased by $2.0 million.
Cost of sales increased by $25.1 million, or 14%, for the three months ended June 30, 2019, primarily attributable to increased sales volumes, higher material costs in comparison to the prior-year quarter, and a $0.9 million increase in depreciation expense, partially offset by a $0.2 million reduction in purchase accounting expenses. Gross margin improved to 25.0% from 24.8% in the prior-year quarter, primarily due to improved operating leverage, benefits from pricing actions, and favorable sales mix.
SEG&A expenses increased by $0.9 million for the three months ended June 30, 2019, primarily due to higher employee related expenses. As a percentage of net sales, SEG&A expenses decreased from 8.7% in the prior-year quarter, to 8.0% in the current-year quarter.
Operating income for the three months ended June 30, 2019 increased by $7.6 million, largely due to a $8.8 million increase in gross profit, partially offset by the $0.9 million increase in SEG&A expenses and a $0.3 million increase in acquisition-related expenses.
Six months ended June 30, 2019 vs. six months ended June 30, 2018
Total orders increased by $5.2 million, or 1%, for the six months ended June 30, 2019. U.S. orders decreased by $11.0 million, or 3%, primarily due to decreases in orders for sewer cleaners, street sweepers, and trailers of $9.0 million, $8.5 million, and $7.4 million, respectively. Partially offsetting these decreases was a $9.5 million improvement in aftermarket demand and a $4.4 million increase in orders for vacuum trucks. Non-U.S. orders increased by $16.2 million, or 18%, primarily due to increases in orders for vacuum trucks, refuse trucks, and street sweepers of $9.2 million, $7.0 million, and $1.5 million, respectively. In addition, aftermarket demand increased by $3.4 million. Partially offsetting these improvements were reductions in orders for sewer cleaners, snow removal trucks, and waterblasting equipment of $1.5 million, $1.3 million, and $1.2 million, respectively.
Net sales increased by $56.8 million, or 13%, for the six months ended June 30, 2019. U.S. sales increased by $35.7 million, primarily due to increases in sales of vacuum trucks, dump truck bodies, street sweepers, sewer cleaners, and waterblasting equipment of $18.0 million, $5.7 million, $2.8 million, $2.6 million, and $2.3 million, respectively. In addition, aftermarket sales increased by $5.8 million. Partially offsetting these increases was a $1.0 million reduction in sales of trailers. Non-U.S. sales increased by $21.1 million, primarily due to increases in sales of vacuum trucks, sewer cleaners, refuse trucks, and street sweepers of $7.6 million, $6.9 million, $4.1 million, and $2.3 million, respectively. In addition, aftermarket sales increased by $3.7 million. Partially offsetting these increases were reductions in sales of snow removal trucks of $2.8 million.
Cost of sales increased by $41.8 million, or 13%, for the six months ended June 30, 2019, primarily attributable to increased sales volumes, higher material costs in comparison to the first half of 2018, and a $2.0 million increase in depreciation expense, partially offset by a $0.7 million reduction in purchase accounting expenses. Gross margin improved to 23.8% from 23.4% in the prior-year period, primarily due to improved operating leverage, benefits from pricing actions, and favorable sales mix.
SEG&A expenses increased by $1.9 million for the six months ended June 30, 2019, primarily due to higher employee-related expenses. As a percentage of net sales, SEG&A expenses decreased from 9.9% in the prior-year period, to 9.1% in the current-year period.
Operating income for the six months ended June 30, 2019 increased by $12.7 million, largely due to a $15.0 million increase in gross profit, partially offset by the $1.9 million increase in SEG&A expenses and a $0.4 million increase in acquisition-related expenses.
Backlog was $322.0 million at June 30, 2019, up 11% compared to $291.3 million at June 30, 2018. The increase was largely due to continued strong demand for sewer cleaners and vacuum trucks.
Safety and Security Systems
The following table summarizes the Safety and Security Systems Group’s operating results as of and for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,			Six Months Ended June 30,
($ in millions)	2019	2018	Change	2019	2018	Change
Net sales	$57.1	$57.7	$(0.6)	$111.4	$110.8	$0.6
Operating income	9.5	8.2	1.3	18.2	14.3	3.9
Operating data:
Operating margin	16.6%	14.2%	2.4%	16.3%	12.9%	3.4%
Total orders	$54.8	$60.3	$(5.5)	$110.1	$115.6	$(5.5)
Backlog	25.7	31.0	(5.3)	25.7	31.0	(5.3)
Depreciation and amortization	0.8	1.0	(0.2)	1.7	1.9	(0.2)
Three months ended June 30, 2019 vs. three months ended June 30, 2018
Total orders for the three months ended June 30, 2019 decreased by $5.5 million, or 9%, compared with the prior-year quarter. U.S. orders decreased by $4.4 million, primarily driven by a $2.7 million decrease in orders for public safety products, largely due to delays of police vehicle production following a major manufacturer’s changeover to a new model, and a $2.1 million reduction in orders for warning systems. Partially offsetting these decreases was a $0.4 million improvement in orders for industrial signaling equipment. Non-U.S. orders decreased by $1.1 million, largely due to a $0.9 million unfavorable foreign currency translation impact, and reductions in orders for warning systems and public safety products of $0.6 million and $0.5 million, respectively, which were partially offset by a $0.9 million improvement in orders for industrial signaling equipment.
Net sales decreased by $0.6 million, or 1%, for the three months ended June 30, 2019. In the aggregate, U.S. sales increased by $0.1 million, primarily due to a $1.4 million improvement in sales of industrial signaling equipment, partially offset by decreases in sales of public safety products and warning systems of $0.8 million and $0.5 million, respectively. Non-U.S. sales decreased by $0.7 million, or 3%, primarily due an unfavorable foreign currency impact of $0.9 million and reductions in sales of warning systems and public safety products of $0.7 million and $0.6 million, respectively, partially offset by a $1.5 million improvement in sales of industrial signaling equipment.
Cost of sales for the three months ended June 30, 2019 decreased by $1.6 million, or 4%, primarily related to lower sales volumes and a favorable foreign currency translation impact of $0.7 million. Gross margin for the three months ended June 30, 2019 improved to 39.1%, compared to 36.9% in the prior-year quarter, primarily due to benefits from pricing actions and improved sales mix in comparison to the prior-year quarter.

SEG&A expenses for the three months ended June 30, 2019 remained relatively flat compared to the prior-year quarter, decreasing by $0.3 million, or 2%. As a percentage of net sales, SEG&A expenses decreased from 22.7% in the prior-year quarter, to 22.4% in the current-year quarter.
Operating income increased by $1.3 million, or 16%, for the three months ended June 30, 2019. The increase was primarily attributable to the $1.0 million improvement in gross profit and the $0.3 million reduction in SEG&A expenses.
Six months ended June 30, 2019 vs. six months ended June 30, 2018
Total orders decreased by $5.5 million, or 5%, for the six months ended June 30, 2019. U.S. orders decreased by $3.4 million, primarily due to reductions in orders for warning systems and public safety products of $2.7 million and $1.8 million, respectively, which were partially offset by a $1.1 million increase in orders for industrial signaling equipment. Non-U.S. orders decreased by $2.1 million, primarily due to a $2.0 million unfavorable foreign currency translation impact, and reductions in orders for public safety products and warning systems of $1.5 million and $1.1 million, respectively, which were partially offset by a $2.5 million improvement in orders for industrial signaling equipment.
Net sales increased by $0.6 million, or 1%, for the six months ended June 30, 2019. U.S. sales decreased by $0.1 million, primarily due to reductions in sales of warning systems and public safety products of $1.8 million and $0.2 million, respectively, which were partially offset by a $1.9 million improvement in sales of industrial signaling equipment. Non-U.S. sales increased by $0.7 million, or 2%, primarily due to improvements in sales of industrial signaling equipment and public safety products of $1.9 million and $1.3 million, respectively, partially offset by an unfavorable foreign currency translation impact of $2.0 million and a $0.5 million reduction in sales of warning systems.
Cost of sales for the six months ended June 30, 2019 decreased by $2.6 million, or 4%, largely due to favorable sales mix and a favorable foreign currency translation impact of $1.5 million. Gross margin for the six months ended June 30, 2019 improved to 39.0%, compared to 36.4% in the prior-year period, primarily due to benefits from pricing actions and improved sales mix in comparison to the prior-year period.
SEG&A expenses for the six months ended June 30, 2019 decreased by $0.7 million, or 3%. As a percentage of net sales, SEG&A expenses decreased from 23.5% in the prior-year period, to 22.7% in the current-year period.
Operating income increased by $3.9 million for the six months ended June 30, 2019. The increase was primarily attributable to the $3.2 million improvement in gross profit and the $0.7 million reduction in SEG&A expenses.
Backlog was $25.7 million at June 30, 2019, compared to $31.0 million at June 30, 2018.
Corporate Expenses
Corporate operating expenses for the three months ended June 30, 2019 were $8.0 million, compared to $7.3 million in the prior-year quarter. The increase was primarily driven by increases in employee and post-employment expenses, as well as a $0.2 million increase in acquisition-related expenses.
Corporate operating expenses for the six months ended June 30, 2019 were $16.6 million, compared to $14.4 million in the prior-year period. The increase was primarily driven by higher employee-related costs, post-employment expenses, and a $0.2 million increase in acquisition-related expenses, which were partially offset by lower expenses associated with hearing loss litigation.
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

Financial Condition, Liquidity and Capital Resources
The Company uses its cash flow from operations to fund growth and to make capital investments that sustain its operations, reduce costs, or both. Beyond these uses, remaining cash is used to pay down debt, repurchase shares, fund dividend payments and make pension contributions. The Company may also choose to invest in the acquisition of businesses. In the absence of significant unanticipated cash demands, we believe that the Company’s existing cash balances, cash flow from operations and borrowings available under the Company’s credit facility will provide funds sufficient for these purposes. The net cash flows associated with the Company’s rental equipment transactions are included in cash flow from operating activities.
The Company’s cash and cash equivalents totaled $38.6 million and $37.4 million as of June 30, 2019 and December 31, 2018, respectively. As of June 30, 2019, $18.5 million of cash and cash equivalents was held by foreign subsidiaries. Cash and cash equivalents held by subsidiaries outside the U.S. typically are held in the currency of the country in which it is located. This cash is used to fund the operating activities of our foreign subsidiaries and for further investment in foreign operations. Historically, we have considered such cash to be permanently reinvested in our foreign operations and our current plans do not demonstrate a need to repatriate such cash to fund U.S. operations. However, in the event that these funds are needed to fund U.S. operations or to satisfy U.S. obligations, they generally could be repatriated. The repatriation of these funds may cause us to incur additional U.S. income tax expense, dependent on income tax laws and other circumstances at the time any such amounts are repatriated. While the Company has no transition tax liability, the Company continues to assert that its undistributed earnings of certain foreign subsidiaries are indefinitely reinvested. The Company will continue to evaluate its U.S. and foreign cash needs and, as circumstances change, may change its assertion related to all or a portion of its undistributed foreign earnings.
In the six months ended June 30, 2019, net cash of $25.8 million was provided by operating activities, compared to $37.8 million in the prior-year period. Higher earnings were offset by increases in working capital requirements, higher incentive compensation and tax payments, and rental fleet investment.
Net cash of $9.4 million was used for investing activities in the six months ended June 30, 2019, compared to $3.9 million in the prior-year period. Capital expenditures in the six months ended June 30, 2019 and 2018 were $9.4 million and $7.0 million, respectively. During the six months ended June 30, 2018, the Company also received $3.0 million as part of the finalization of certain post-closing adjustments in connection with the 2017 acquisition of Truck Bodies and Equipment International.
Net cash of $15.4 million was used for financing activities in the six months ended June 30, 2019, compared to $34.9 million in the prior-year period. In the six months ended June 30, 2019, the Company paid down $3.1 million of debt, funded cash dividends and share repurchases of $9.6 million and $1.0 million, respectively, and redeemed $1.6 million of stock in order to remit funds to tax authorities to satisfy employees’ tax withholdings following the vesting of stock-based compensation. In the six months ended June 30, 2018, the Company paid down $26.6 million of debt and funded cash dividends of $9.0 million.
The Company is subject to certain leverage ratio and interest coverage ratio financial covenants under the Amended 2016 Credit Agreement that are to be measured at each fiscal quarter-end. The Company was in compliance with all such covenants as of June 30, 2019.
As of June 30, 2019, there was $208.8 million of cash drawn and $11.3 million of undrawn letters of credit under the Amended 2016 Credit Agreement, with $179.9 million of net availability for borrowings.
During the six months ended June 30, 2019, the Company announced plans to expand the primary production facility of its Vactor Manufacturing, Inc. subsidiary. Over the course of the expansion project, the Company is expecting to invest up to $25 million. The Company anticipates that capital expenditures for 2019, excluding investment associated with the Vactor plant expansion, will be in the range of $15 million to $20 million.
On July 1, 2019, the Company completed the acquisition of Mark Rite Lines Equipment Company, Inc. for initial cash consideration of $49.8 million, inclusive of certain preliminary closing adjustments. In addition, during the third quarter of 2019, the Company is expecting to pay an aggregate sum of approximately C$17.6 million (approximately $13.4 million) to settle the contingent consideration liability and fund substantially all of the deferred payment associated with the acquisition of JJE.
On July 30, 2019, the Company entered into the 2019 Credit Agreement, which amends and restates the Amended 2016 Credit Agreement. The 2019 Credit Agreement increases the Company’s revolving credit facility from $400 million to $500 million. In addition, the Company may cause the revolving commitments to increase by and/or incur term loans up to an additional $250 million, subject to the approval of the applicable lenders providing such additional financing.  In addition to increasing the Company’s net availability for borrowings, the 2019 Credit Agreement includes improved pricing and more favorable terms in comparison to the Amended 2016 Credit Agreement.

Contractual Obligations and Off-Balance Sheet Arrangements
During the six months ended June 30, 2019, there have been no material changes in the Company’s contractual obligations and off-balance sheet arrangements as described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
See Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. During the six months ended June 30, 2019, there have been no significant changes in our exposure to market risk.

Item 4.	Controls and Procedures.
As required by Rule 13a-15 under the Exchange Act, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of June 30, 2019. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2019.
As a matter of practice, the Company’s management continues to review and document internal control and procedures for financial reporting. From time to time, the Company may make changes aimed at enhancing the effectiveness of the controls and ensuring that the systems evolve with the business. There were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting during the three months ended June 30, 2019.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
The information set forth under the heading “Legal Proceedings” in Note 8 – Commitments and Contingencies to the accompanying condensed consolidated financial statements as included in Part I of this Form 10-Q is incorporated herein by reference.
Item 1A. Risk Factors.
There have been no material changes in the Company’s risk factors as described in Item 1A, Risk Factors, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, except that the Company entered into a new three-year collective bargaining agreement with the International Brotherhood of Electrical Workers, effective April 2019.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides a summary of the Company’s repurchase activity for its common stock during the three months ended June 30, 2019:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (a)
April 2019 (3/31/19 – 5/4/19)	—	$—	—	$29,198,155
May 2019 (5/5/19 – 6/1/19)	—	—	—	29,198,155
June 2019 (6/2/19 – 6/29/19)	—	—	—	29,198,155

(a)	On November 4, 2014, the Board authorized a stock repurchase program of up to $75.0 million of the Company’s common stock.

Item 3.	Defaults upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.

Other Events
On July 30, 2019, the Company entered into the 2019 Credit Agreement, by and among the Company and certain of its foreign subsidiaries, Wells Fargo Bank, National Association, as administrative agent, swingline lender and issuing lender, JPMorgan Chase Bank, N.A. as syndication agent, KeyBank National Association, PNC Bank, National Association, and SunTrust Bank, as documentation agents, Wells Fargo Securities, LLC and JPMorgan Chase Bank, N.A., as joint lead arrangers and joint bookrunners, and the other lenders and parties signatory thereto. The 2019 Credit Agreement, which amends and restates the Company’s Amended 2016 Credit Agreement, is a $500 million revolving credit facility, maturing on July 30, 2024, that provides for borrowings in the form of loans or letters of credit up to the aggregate availability under the facility, with a sub-limit of $75 million for letters of credit. In addition, the Company may cause the commitments to increase by up to an additional $250 million, subject to the approval of the applicable lenders providing such additional financing. Refer to Note 13 – Subsequent Events to the accompanying condensed consolidated financial statements for a description of certain additional, material terms and conditions contained in the 2019 Credit Agreement. This summary of the 2019 Credit Agreement is not intended to be complete and is qualified in its entirety by reference to the 2019 Credit Agreement, which is attached hereto as Exhibit 10.1 to this Current Report on Form 10-Q and is incorporated herein by reference.
On July 31, 2019, the Company issued a press release announcing its financial results for the three and six months ended June 30, 2019 and the execution of the aforementioned 2019 Credit Agreement. The presentation slides for the second quarter 2019 earnings call were also posted on the Company’s website at that time. The full text of the second quarter financial results press release and earnings presentation are attached hereto as Exhibits 99.1 and 99.2, respectively, to this Form 10-Q.

Item 6.     Exhibits.

3.1	Restated Certificate of Incorporation of the Company. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed April 30, 2010.

3.2	Amended and Restated By-laws of the Company. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed February 9, 2016.

10.1
Second Amended and Restated Credit Agreement, dated as of July 30, 2019, by and among the Company, and certain of its foreign subsidiaries, as Borrowers, Wells Fargo Bank, National Association, as administrative agent, swingline lender and issuing lender, JPMorgan Chase Bank, as syndication agent, KeyBank National Association, PNC Bank, National Association and SunTrust Bank, as documentation agents, Wells Fargo Securities, LLC and JP Morgan Chase Bank, N.A., as joint lead arrangers and joint bookrunners, and the other parties thereto.

31.1	CEO Certification under Section 302 of the Sarbanes-Oxley Act.

31.2	CFO Certification under Section 302 of the Sarbanes-Oxley Act.

32.1	CEO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act.

32.2	CFO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act.

99.1	Second Quarter Financial Results Press Release, Dated July 31, 2019.

99.2	Second Quarter Earnings Call Presentation Slides.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

SIGNATURE
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Signal Corporation

Date:	July 31, 2019	/s/ Ian A. Hudson
Ian A. Hudson
Senior Vice President and Chief Financial Officer (Principal Financial Officer)