Form 10-Q
period 2019-09-30
FEDERAL SIGNAL CORP /DE/
filed 2019-10-31
CIK 277509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of September 30, 2019, the number of shares outstanding of the registrant’s common stock was 60,508,293.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).
FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2019	2018	2019	2018
Net sales	$308.8	$269.4	$906.9	$810.1
Cost of sales	226.8	200.4	665.6	600.0
Gross profit	82.0	69.0	241.3	210.1
Selling, engineering, general and administrative expenses	43.0	38.2	128.7	120.7
Acquisition and integration-related expenses	0.4	0.4	1.9	1.3
Operating income	38.6	30.4	110.7	88.1
Interest expense	2.1	2.2	6.1	7.2
Other expense, net	0.2	—	0.5	0.5
Income before income taxes	36.3	28.2	104.1	80.4
Income tax expense	7.9	6.5	25.4	18.9
Net income	$28.4	$21.7	$78.7	$61.5
Earnings per share:
Basic	$0.47	$0.36	$1.31	$1.03
Diluted	0.46	0.36	1.28	1.01
Weighted average common shares outstanding:
Basic	60.2	60.0	60.1	59.9
Diluted	61.4	61.1	61.3	61.0
See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Net income	$28.4	$21.7	$78.7	$61.5
Other comprehensive (loss) income:
Change in foreign currency translation adjustment	(3.8)	(0.4)	(3.0)	(3.6)
Change in unrecognized net actuarial loss and prior service cost related to pension benefit plans, net of income tax expense of $0.2, $0.2, $0.5 and $0.6, respectively	1.3	1.0	2.8	2.8
Change in unrealized gain on derivatives, net of income tax (benefit) expense of $(0.1), $0.0, $(0.5) and $0.3, respectively	(0.1)	0.1	(1.3)	1.1
Total other comprehensive (loss) income	(2.6)	0.7	(1.5)	0.3
Comprehensive income	$25.8	$22.4	$77.2	$61.8
See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2019	December 31, 2018
(in millions, except per share data)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$35.9	$37.4
Accounts receivable, net of allowances for doubtful accounts of $2.4 and $1.6, respectively	142.5	124.4
Inventories	189.1	157.3
Prepaid expenses and other current assets	12.7	9.4
Total current assets	380.2	328.5
Properties and equipment, net of accumulated depreciation of $123.3 and $116.0, respectively	81.1	62.0
Rental equipment, net of accumulated depreciation of $42.1 and $30.0, respectively	111.7	96.6
Operating lease right-of-use assets	28.5	—
Goodwill	392.1	375.1
Intangible assets, net of accumulated amortization of $19.7 and $13.4, respectively	165.1	143.1
Deferred tax assets	10.4	12.5
Deferred charges and other long-term assets	4.1	5.6
Long-term assets of discontinued operations	0.4	0.4
Total assets	$1,173.6	$1,023.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term borrowings and finance lease obligations	$0.2	$0.2
Accounts payable	70.5	66.1
Customer deposits	12.7	10.1
Accrued liabilities:
Compensation and withholding taxes	30.2	29.5
Other current liabilities	50.2	52.7
Current liabilities of discontinued operations	0.2	0.2
Total current liabilities	164.0	158.8
Long-term borrowings and finance lease obligations	249.1	209.9
Long-term operating lease liabilities	21.9	—
Long-term pension and other postretirement benefit liabilities	54.4	54.6
Deferred gain	—	6.8
Deferred tax liabilities	56.6	46.3
Other long-term liabilities	22.2	15.9
Long-term liabilities of discontinued operations	1.2	1.4
Total liabilities	569.4	493.7
Stockholders’ equity:
Common stock, $1 par value per share, 90.0 shares authorized, 66.9 and 66.4 shares issued, respectively	66.9	66.4
Capital in excess of par value	225.5	217.0
Retained earnings	503.2	432.5
Treasury stock, at cost, 6.4 and 6.2 shares, respectively	(92.6)	(88.5)
Accumulated other comprehensive loss	(98.8)	(97.3)
Total stockholders’ equity	604.2	530.1
Total liabilities and stockholders’ equity	$1,173.6	$1,023.8
See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
(in millions)	2019	2018
Operating activities:
Net income	$78.7	$61.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30.1	27.0
Deferred financing costs	0.3	0.3
Deferred gain	—	(1.4)
Stock-based compensation expense	5.9	5.8
Pension expense, net of funding	(0.1)	(7.6)
Changes in fair value of contingent consideration and deferred payment	0.8	0.8
Payments for acquisition-related activity	(3.1)	—
Deferred income taxes	8.6	1.8
Changes in operating assets and liabilities	(62.6)	(16.4)
Net cash provided by operating activities	58.6	71.8
Investing activities:
Purchases of properties and equipment	(21.2)	(10.1)
(Payments for) proceeds from acquisition-related activity	(49.6)	3.0
Other, net	0.5	—
Net cash used for investing activities	(70.3)	(7.1)
Financing activities:
Increase (decrease) in revolving lines of credit, net	37.5	(53.6)
Payments of debt financing fees	(1.0)	—
Purchases of treasury stock	(1.0)	—
Redemptions of common stock to satisfy withholding taxes related to stock-based compensation	(1.9)	(0.4)
Payments for acquisition-related activity	(10.3)	—
Cash dividends paid to stockholders	(14.5)	(13.8)
Proceeds from stock-based compensation activity	1.7	1.1
Other, net	—	0.1
Net cash provided by (used for) financing activities	10.5	(66.6)
Effects of foreign exchange rate changes on cash and cash equivalents	(0.3)	(0.6)
Decrease in cash and cash equivalents	(1.5)	(2.5)
Cash and cash equivalents at beginning of year	37.4	37.5
Cash and cash equivalents at end of period	$35.9	$35.0
See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Three Months Ended September 30, 2019
(in millions)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at July 1, 2019	$66.7	$221.3	$479.7	$(91.4)	$(96.2)	$580.1
Net income			28.4			28.4
Total other comprehensive loss					(2.6)	(2.6)
Cash dividends declared ($0.08 per share)			(4.9)			(4.9)
Stock-based payments:
Stock-based compensation		1.7				1.7
Stock option exercises and other	0.2	2.5		(1.2)		1.5
Balance at September 30, 2019	$66.9	$225.5	$503.2	$(92.6)	$(98.8)	$604.2

	Three Months Ended September 30, 2018
(in millions)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at July 1, 2018	$66.3	$212.7	$377.4	$(86.7)	$(77.3)	$492.4
Net income			21.7			21.7
Total other comprehensive income					0.7	0.7
Cash dividends declared ($0.08 per share)			(4.8)			(4.8)
Stock-based payments:
Stock-based compensation		1.8				1.8
Stock option exercises and other	—	0.4		(0.4)		—
Balance at September 30, 2018	$66.3	$214.9	$394.3	$(87.1)	$(76.6)	$511.8

	Nine Months Ended September 30, 2019
(in millions)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2019	$66.4	$217.0	$432.5	$(88.5)	$(97.3)	$530.1
Net income			78.7			78.7
Total other comprehensive loss					(1.5)	(1.5)
Cash dividends declared ($0.24 per share)			(14.5)			(14.5)
Impact of adoption of ASU 2016-02			6.5			6.5
Stock-based payments:
Stock-based compensation		5.2				5.2
Stock option exercises and other	0.4	3.4		(2.2)		1.6
Performance share unit transactions	0.1	(0.1)		(0.9)		(0.9)
Stock repurchase program				(1.0)		(1.0)
Balance at September 30, 2019	$66.9	$225.5	$503.2	$(92.6)	$(98.8)	$604.2

	Nine Months Ended September 30, 2018
(in millions)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2018	$66.1	$207.7	$346.6	$(86.1)	$(76.9)	$457.4
Net income			61.5			61.5
Total other comprehensive income					0.3	0.3
Cash dividends declared ($0.23 per share)			(13.8)			(13.8)
Stock-based payments:
Stock-based compensation		5.1				5.1
Stock option exercises and other	0.2	2.1		(1.0)		1.3
Balance at September 30, 2018	$66.3	$214.9	$394.3	$(87.1)	$(76.6)	$511.8
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
Products manufactured and services rendered by the Company are divided into two reportable segments: Environmental Solutions Group and Safety and Security Systems Group. The individual operating businesses are organized as such because they share certain characteristics, including technology, marketing, distribution and product application, which create long-term synergies. These segments are discussed in Note 13 – Segment Information.
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
In addition, as discussed in Note 2 – Acquisitions, on July 1, 2019, the Company completed the acquisition of substantially all of the assets and operations of Mark Rite Lines Equipment Company, Inc. (“MRL”), a U.S. manufacturer of truck-mounted and ride-on road-marking equipment, including its wholly-owned subsidiary HighMark Traffic Services, Inc. The Condensed Consolidated Balance Sheet as of September 30, 2019 includes preliminary fair values assigned to the assets acquired and liabilities assumed in connection with the acquisition, whereas the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2019 include the post-acquisition operating results of MRL.
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
Recent Accounting Pronouncements and Accounting Changes
In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (“Topic 842”), which supersedes the lease accounting requirements in Accounting Standards Codification (“ASC”) 840, Leases (“Topic 840”). Topic 842 requires organizations that are lessees in operating lease arrangements to recognize right-of-use assets and lease liabilities on the balance sheet and requires disclosure of key qualitative and quantitative information about leasing arrangements by both lessors and lessees. The Company adopted Topic 842 effective January 1, 2019, using the alternative transition method outlined in ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which permits application of the new guidance at the beginning of the period of adoption, with comparative periods continuing to be reported under Topic 840. See Note 4 – Leases for further discussion.
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
As described in Note 2 – Acquisitions, amounts allocated to certain assets acquired and liabilities assumed in connection with the acquisition of MRL are considered preliminary as of September 30, 2019 and are subject to change during the measurement period.
Significant Accounting Policies
Following the adoption of Topic 842, the Company’s lease accounting policy is and will be disclosed as a significant accounting policy. See Note 4 – Leases for further discussion. There have been no other changes to the Company’s significant accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
NOTE 2 – ACQUISITIONS
Acquisition of MRL
On July 1, 2019, the Company completed the acquisition of substantially all of the assets and operations of MRL, a U.S. manufacturer of truck-mounted and ride-on road-marking equipment, including its wholly-owned subsidiary HighMark Traffic Services, Inc. The Company expects that the acquisition will provide an efficient entry into a new line of product offerings and access to new markets. As the acquisition closed on July 1, 2019, the assets and liabilities of MRL have been consolidated into the Condensed Consolidated Balance Sheet as of September 30, 2019, while the post-acquisition results of operations have been included in the Condensed Consolidated Statements of Operations, within the Environmental Solutions Group.
The initial cash consideration paid by the Company to acquire MRL was approximately $49.8 million, net of certain preliminary closing adjustments, including working capital. Any additional closing adjustments are expected to be finalized before the end of the fourth quarter of 2019. In addition, the transaction may include additional consideration of up to $15.5 million, contingent upon the achievement of specified financial results in future reporting periods (i.e., an earn-out). The contingent earn-out payment, if earned, would be due to be paid following the third anniversary of the closing.
The acquisition is being accounted for in accordance with ASC 805, Business Combinations. Accordingly, the total purchase price has been allocated on a preliminary basis to assets acquired and liabilities assumed in connection with the acquisition based on their estimated fair values as of the completion of the acquisition. A single estimate of fair value results from a complex series of judgments about future events and uncertainties and relies heavily on estimates and assumptions. The Company’s judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact the Company’s results of operations. Due to the proximity of the date of acquisition to the date of issuance of the condensed consolidated financial statements, the Company’s purchase price allocation as of September 30, 2019 reflects various provisional estimates that were based on the information that was available as of the acquisition date and the filing date of this Form 10-Q. The Company believes that information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, however the determination of those fair values is not yet finalized. Thus, the preliminary measurements of fair value set forth in the table below are subject to change during the measurement period as valuations are finalized. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practicable.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

The following table summarizes the preliminary fair value of assets acquired and liabilities assumed as of the acquisition date:

(in millions)
Purchase price, inclusive of preliminary closing adjustments (a)	$49.8
Estimated fair value of additional consideration (b)	7.9
Total consideration	57.7

Cash	0.2
Accounts receivable	3.2
Inventories	12.9
Prepaid expenses and other current assets	0.3
Properties and equipment	6.4
Operating lease right-of-use assets	4.6
Other long-term assets	0.1
Customer relationships (c)	17.7
Trade names (d)	9.0
Other intangible assets	1.4
Operating lease liabilities	(4.6)
Accounts payable	(3.7)
Accrued liabilities	(1.0)
Customer deposits	(5.9)
Deferred tax liabilities	(1.4)
Net assets acquired	39.2

Goodwill (e)	$18.5

(a)	The initial purchase price was funded with borrowings under the Company’s revolving credit facility.

(b)
Represents the preliminary estimated fair value of the contingent earn-out payment as of the acquisition date, which is included as a component of Other long-term liabilities on the Condensed Consolidated Balance Sheet. See Note 14 – Fair Value Measurements for discussion of the methodology used to determine the fair value of the contingent earn-out payment.

(c)
Represents the preliminary fair value assigned to customer relationships, which are considered to be definite-lived intangible assets, with a preliminary estimated useful life of approximately 12 years.

(d)	Represents the preliminary fair value assigned to trade names, which are considered to be indefinite-lived intangible assets.

(e)	Goodwill, the majority of which is tax-deductible, has been allocated to the Environmental Solutions Group on the basis that the synergies identified will primarily benefit this segment.
In the period between the July 1, 2019 closing date and September 30, 2019, MRL generated approximately $22.6 million of net sales and $2.3 million of operating income. The Company has included the operating results of MRL within the Environmental Solutions Group in its condensed consolidated financial statements since the closing date.
Acquisition of JJE
In connection with the June 3, 2016 acquisition of substantially all of the assets and operations of Joe Johnson Equipment, Inc. and Joe Johnson Equipment (USA), Inc. (collectively, “JJE”), the Company paid initial cash consideration of approximately $96.6 million. During the third quarter of 2019, the Company paid additional consideration of C$10 million (approximately $7.6 million) to settle the contingent consideration liability, based on the achievement of specified financial results over the three-year period following the closing of the acquisition. During the third quarter of 2019, the Company also paid C$7.6 million (approximately $5.8 million) to fund substantially all of the deferred payment. Of the total $13.4 million of additional consideration funded during the third quarter of 2019, $3.1 million has been included as a component of Net cash provided by operating activities within the Condensed Consolidated Statements of Cash Flows, with the remaining $10.3 million, representing the fair value of the additional consideration established in the Company’s purchase price allocation, being included as a component of Net cash provided by (used for) financing activities.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

NOTE 3 – REVENUE RECOGNITION
The following table presents the Company’s Net sales disaggregated by geographic region, based on the location of the end customer, and by major product line:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Geographic Region:
U.S.	$252.6	$215.2	$705.6	$632.5
Canada	35.6	34.5	131.2	112.7
Europe/Other	20.6	19.7	70.1	64.9
Total net sales	$308.8	$269.4	$906.9	$810.1
Major Product Line:
Environmental Solutions
Vehicles and equipment (a)	$198.3	$170.9	$585.7	$511.7
Parts	34.4	30.0	101.0	92.2
Rental income (b)	12.1	11.2	35.1	30.6
Other (c)	9.2	4.2	18.9	11.7
Total	254.0	216.3	740.7	646.2
Safety and Security Systems
Public safety and security equipment	31.6	29.7	98.6	97.0
Industrial signaling equipment	15.1	13.2	45.1	39.9
Warning systems	8.1	10.2	22.5	27.0
Total	54.8	53.1	166.2	163.9
Total net sales	$308.8	$269.4	$906.9	$810.1

(a)	Includes net sales from the sale of new and used vehicles and equipment, including sales of rental equipment.

(b)	Represents income from vehicle and equipment lease arrangements with customers.

(c)	Primarily includes revenues from services, such as maintenance and repair work, and the sale of extended warranty contracts.
Contract Balances
The Company recognizes contract liabilities when cash payments, such as customer deposits, are received in advance of the Company’s satisfaction of the related performance obligations. Contract liabilities are recognized as Net sales when the related performance obligations are satisfied, which generally occurs within three to six months of the cash receipt. Contract liability balances are not materially impacted by any other factors. The Company’s contract liabilities were $15.0 million and $12.1 million as of September 30, 2019 and December 31, 2018, respectively. Contract assets, such as unbilled receivables, were not material as of any of the periods presented herein.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

NOTE 4 – LEASES
Impact of the Adoption of Topic 842
On January 1, 2019, the Company adopted Topic 842, using the alternative transition method under ASU 2018-11, which permits application of the new guidance at the beginning of the period of adoption, with comparative periods continuing to be reported under Topic 840. The Company elected to apply the practical expedient package outlined in the transition guidance which, among other things, allows for the carryforward of historical lease classifications. In addition, the Company elected to separately account for non-lease and associated lease components and apply the short-term lease exception, whereby the Company does not recognize a right-of-use asset or lease liability for leases with an initial term of 12 months or less.
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
Description of Leases
The Company leases certain facilities within the U.S., Europe and Canada from which the Company manufactures vehicles and equipment, and provides sales, service and/or equipment rentals. Some of the Company’s lease agreements contain options to renew. The Company also leases vehicles and various other equipment. The Company’s lease agreements may contain lease and non-lease components, which are accounted for separately.
In connection with the 2016 acquisition of JJE, the Company entered into lease agreements for two facilities owned by affiliates of the sellers of JJE. Both agreements include an annual rent that is considered market-based and were for an initial lease term of five years, with options to renew. The total lease liability under these agreements to the former owners of JJE, certain of whom are now employees of the Company, was $0.5 million as of September 30, 2019.
In connection with the current-year acquisition of MRL, the Company entered into lease agreements for five facilities owned by affiliates of the sellers of MRL. With the exception of one lease, which has a term of one year, all such lease agreements have lease terms of five years. All lease agreements contain an annual rent that is considered to be market-based and include options to renew. In the three and nine months ended September 30, 2019, total rent paid under these agreements to the former owners of MRL, certain of whom are now employees of the Company, was $0.3 million, and the total lease liability was $4.4 million as of September 30, 2019.
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

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

The following table summarizes the Company’s total lease costs and supplemental cash flow information arising from operating lease transactions:

(in millions)	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Total operating lease costs (a)	$3.2	$9.3

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2.3	$6.3

(a)	Includes short-term leases and variable lease costs, which are immaterial.
The following table summarizes the components of lease right-of-use assets and liabilities:

(in millions)	September 30, 2019	Affected Line Item in Condensed Consolidated Balance Sheets
Assets
Operating lease right-of-use assets	$28.5	Operating lease right-of-use assets
Finance lease right-of-use assets	0.6	Properties and equipment, net of accumulated depreciation
Total lease right-of-use assets	$29.1

Liabilities
Current:
Operating leases	$8.8	Other current liabilities
Finance leases	0.2	Current portion of long-term borrowings and finance lease obligations
Noncurrent:
Operating leases	21.9	Long-term operating lease liabilities
Finance leases	0.4	Long-term borrowings and finance lease obligations
Total lease liabilities	$31.3

As of September 30, 2019, the Company’s operating leases have a weighted-average remaining lease term of 4.0 years and a weighted-average discount rate of 3.8%.
Maturities of operating lease liabilities as of September 30, 2019 were as follows:

(in millions)
2019 (excluding the nine months ended September 30, 2019)	$2.3
2020	8.9
2021	8.2
2022	7.2
2023	4.5
Thereafter	2.1
Total lease payments	33.2
Less: Imputed interest	2.5
Present value of operating lease liabilities	$30.7

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

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

NOTE 5 – INVENTORIES
The following table summarizes the components of Inventories:

(in millions)	September 30, 2019	December 31, 2018
Finished goods	$85.1	$78.3
Raw materials	85.5	66.3
Work in process	18.5	12.7
Total inventories (a)	$189.1	$157.3

(a)	Amounts at September 30, 2019 include inventories acquired in the MRL acquisition - see Note 2 – Acquisitions.
NOTE 6 – GOODWILL AND OTHER INTANGIBLE ASSETS
The following table summarizes the carrying amount of goodwill, and the changes in the carrying amount of goodwill in the nine months ended September 30, 2019, by segment:

(in millions)	Environmental Solutions	Safety & Security Systems	Total
Balance at January 1, 2019	$263.2	$111.9	$375.1
Translation adjustments	0.1	(1.6)	(1.5)
Acquisitions	18.5	—	18.5
Balance at September 30, 2019	$281.8	$110.3	$392.1

The following table summarizes the gross carrying amount and accumulated amortization of intangible assets for each major class of intangible assets:

	September 30, 2019			December 31, 2018
(in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Definite-lived intangible assets:
Customer relationships (a)	$108.6	$(18.2)	$90.4	$90.9	$(12.1)	$78.8
Other (a)	4.2	(1.5)	2.7	2.9	(1.3)	1.6
Total definite-lived intangible assets	112.8	(19.7)	93.1	93.8	(13.4)	80.4
Indefinite-lived intangible assets:
Trade names	72.0	—	72.0	62.7	—	62.7
Total indefinite-lived intangible assets	72.0	—	72.0	62.7	—	62.7
Total intangible assets	$184.8	$(19.7)	$165.1	$156.5	$(13.4)	$143.1

(a)
Average useful life of customer relationships and other definite-lived intangible assets are estimated to be approximately 12 years and eight years, respectively. The average useful life across all definite-lived intangible assets is estimated to be approximately 12 years.

The table above includes preliminary estimates of the fair value and useful lives of certain definite and indefinite-lived intangible assets related to the MRL acquisition completed during 2019. As further described in Note 2 – Acquisitions, the preliminary measurements of fair value included in the table above are subject to change during the measurement period as valuations are finalized.
Amortization expense for the three months ended September 30, 2019 and 2018 was $2.4 million and $2.0 million, respectively. Amortization expense for the nine months ended September 30, 2019 and 2018 was $6.4 million and $6.1 million, respectively.
The Company currently estimates that aggregate amortization expense will be approximately $2.4 million for the remainder of 2019, $9.6 million in 2020, $9.6 million in 2021, $9.5 million in 2022, $9.3 million in 2023, and $52.7 million thereafter. Actual amounts of amortization may differ from estimated amounts due to additional intangible asset acquisitions, changes in foreign currency rates, measurement period adjustments for the MRL acquisition, impairment of intangible assets and other events.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

NOTE 7 – DEBT
The following table summarizes the components of Long-term borrowings and finance lease obligations:

(in millions)	September 30, 2019	December 31, 2018
Amended 2016 Credit Agreement (a)	$—	$209.4
2019 Credit Agreement	248.7	—
Finance lease obligations	0.6	0.7
Total long-term borrowings and finance lease obligations, including current portion	249.3	210.1
Less: Current finance lease obligations	0.2	0.2
Total long-term borrowings and finance lease obligations	$249.1	$209.9

(a)	Defined as the Amended and Restated Credit Agreement, dated January 27, 2016, as amended on June 2, 2017.
As more fully described within Note 14 – Fair Value Measurements, the Company uses a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The fair value of long-term debt is based on interest rates that we believe are currently available to us for issuance of debt with similar terms and remaining maturities (Level 2 input).
The following table summarizes the carrying amounts and estimated fair values of the Company’s long-term borrowings:

	September 30, 2019		December 31, 2018
(in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value
Long-term borrowings (a)	$249.3	$249.3	$210.1	$210.1

(a)
Long-term borrowings includes current portions of long-term debt and current portions of finance lease obligations of $0.2 million and $0.2 million as of September 30, 2019 and December 31, 2018, respectively.

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
The Company is subject to certain net leverage ratio and interest coverage ratio financial covenants under the 2019 Credit Agreement that are to be measured at each fiscal quarter-end. The Company was in compliance with all such covenants as of September 30, 2019. The 2019 Credit Agreement also includes a series of “covenant holiday” periods, which allow for the temporary increase of the minimum net leverage ratio following the completion of a permitted acquisition, or a series of

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

acquisitions, when the aggregate consideration over a period of twelve months exceeds $75 million. In addition, the 2019 Credit Agreement includes customary negative covenants, subject to certain exceptions, restricting or limiting the Company’s and its subsidiaries’ ability to, among other things: (i) make non-ordinary course dispositions of assets; (ii) make certain fundamental business changes, such as mergers, consolidations or any similar combination; (iii) make restricted payments, including dividends and stock repurchases; (iv) incur indebtedness; (v) make certain loans and investments; (vi) create liens; (vii) transact with affiliates; (viii) enter into sale/leaseback transactions; (ix) make negative pledges; and (x) modify subordinated debt documents.
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
In connection with the execution of the 2019 Credit Agreement, the Company incurred $1.0 million of debt issuance costs. Such fees have been deferred and are being amortized over the five-year term.
As of September 30, 2019, there was $248.7 million of cash drawn and $11.3 million of undrawn letters of credit under the 2019 Credit Agreement, with $240.0 million of net availability for borrowings. As of December 31, 2018, there was $209.4 million cash drawn and $11.3 million of undrawn letters of credit under the Amended 2016 Credit Agreement, with $179.3 million of net availability for borrowings.
For the nine months ended September 30, 2019, gross borrowings under the Company’s credit facilities were $80.1 million and there were $42.6 million of gross payments. For the nine months ended September 30, 2018, gross borrowings and gross payments were $8.0 million and $61.6 million, respectively.
Interest Rate Swap
On June 2, 2017, the Company entered into an interest rate swap (the “2017 Swap”) with a notional amount of $150.0 million, as a means of fixing the floating interest rate component on $150.0 million of its variable-rate debt. In the third quarter of 2019, the Company terminated the 2017 Swap and received $0.2 million in connection with its settlement. The 2017 Swap was previously designated as a cash flow hedge, with an original termination date of June 2, 2020. As a result of the application of hedge accounting treatment, all unrealized gains and losses related to the derivative instrument are recorded in Accumulated other comprehensive loss and are reclassified into operations in the same period in which the hedged transaction affects earnings. The gain of $0.2 million has been included in Accumulated other comprehensive loss and will be reclassified into earnings ratably through June 2, 2020. Hedge effectiveness is assessed quarterly. We do not use derivative instruments for trading or speculative purposes.
At December 31, 2018, the fair value of the 2017 Swap, derived from a discounted cash flow analysis based on the terms of the contract and the interest rate curve (Level 2 inputs) and included in Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheet, was $2.0 million. During the three and nine months ended September 30, 2019, unrealized pre-tax losses of $0.2 million and $1.8 million, respectively, were recorded in Accumulated other comprehensive loss. During the three and nine months ended September 30, 2018, unrealized pre-tax gains of $0.1 million and $1.4 million, respectively, were recorded in Accumulated other comprehensive loss.
On October 2, 2019, the Company entered into an interest rate swap with a notional amount of $75.0 million, as a means of fixing the floating interest rate component on $75.0 million of its variable-rate debt. The interest rate swap is designated as a cash flow hedge, with a maturity date of July 30, 2024.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

NOTE 8 – INCOME TAXES
The Company recognized income tax expense of $7.9 million and $6.5 million for the three months ended September 30, 2019 and 2018, respectively. The increase in tax expense in the current-year quarter was largely due to higher pre-tax income levels, which was partially offset by the recognition of a $0.6 million benefit resulting from the completion of a tax audit and a $0.6 million excess tax benefit from stock compensation activity. The Company’s effective tax rate for the three months ended September 30, 2019 was 21.8%, compared to 23.0% in the prior-year quarter.
For the nine months ended September 30, 2019 and 2018, the Company recognized income tax expense of $25.4 million and $18.9 million, respectively. The increase in tax expense in the current year was largely due to higher pre-tax income levels. The Company’s effective tax rate for the nine months ended September 30, 2019 was 24.4%, compared to 23.5% in the prior-year period.
NOTE 9 – PENSIONS
The following table summarizes the components of net periodic pension expense (benefit):

	U.S. Benefit Plan				Non-U.S. Benefit Plan
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018	2019	2018	2019	2018
Service cost	$—	$—	$—	$—	$—	$—	$0.1	$0.1
Interest cost	1.7	1.6	5.1	4.8	0.3	0.3	1.0	1.0
Amortization of actuarial loss	0.8	0.8	2.0	2.3	0.2	0.2	0.5	0.5
Amortization of prior service cost	—	—	—	—	—	—	0.1	—
Expected return on plan assets	(2.1)	(2.2)	(6.5)	(6.6)	(0.5)	(0.5)	(1.5)	(1.7)
Net periodic pension expense (benefit)	$0.4	$0.2	$0.6	$0.5	$—	$—	$0.2	$(0.1)

NOTE 10 – COMMITMENTS AND CONTINGENCIES
Financial Commitments
The Company provides indemnifications and other guarantees in the ordinary course of business, the terms of which range in duration and often are not explicitly defined. Specifically, the Company is occasionally required to provide letters of credit and bid and performance bonds to various customers, principally to act as security for retention levels related to casualty insurance policies and to guarantee the performance of subsidiaries that engage in export and domestic transactions. At September 30, 2019, the Company had outstanding performance and financial standby letters of credit, as well as outstanding bid and performance bonds, aggregating to $19.2 million. If any such letters of credit or bonds are called, the Company would be obligated to reimburse the issuer of the letter of credit or bond. The Company believes the likelihood of any currently outstanding letter of credit or bond being called is remote.
The Company has transactions involving the sale of equipment to certain of its customers which include (i) guarantees to repurchase the equipment for a fixed price at a future date and (ii) guarantees to repurchase the equipment from the third-party lender in the event of default by the customer. As of September 30, 2019, the single year and maximum potential cash payments the Company could be required to make to repurchase equipment under these agreements were $3.5 million and $3.9 million, respectively. The Company’s risk under these repurchase arrangements would be partially mitigated by the value of the products repurchased as part of the transaction. Historical cash requirements and losses associated with these obligations have not been significant, but could increase if customer defaults exceed current expectations.

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
The following table summarizes the changes in the Company’s warranty liabilities during the nine months ended September 30, 2019 and 2018:

(in millions)	2019	2018
Balance at January 1	$9.8	$8.4
Provisions to expense	4.9	5.3
Acquisitions	0.2	—
Payments	(4.8)	(4.8)
Balance at September 30	$10.1	$8.9

As of September 30, 2019 and December 31, 2018, an estimated liability was recorded within the Environmental Solutions Group in connection with a specific warranty matter. It is reasonably possible that the Company’s estimate may change in the future as more information becomes available; however, the ultimate resolution of this matter is not expected to have a material adverse effect on the Company’s results of operations, financial position or liquidity.
Liabilities of Discontinued Operations
The Company retains certain liabilities for operations discontinued in prior periods, primarily for environmental remediation and product liability. Included in liabilities of discontinued operations on the Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018, were reserves of $0.2 million and $0.4 million, respectively, related to environmental remediation at the Pearland, Texas facility previously used by the Company’s discontinued Pauluhn business, and $1.1 million and $1.1 million, respectively, related to estimated product liability obligations of the discontinued North American refuse truck body business.
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
On June 25, 2014, a unanimous three-judge panel of the First District Illinois Appellate Court issued its opinion reversing the class certification order of the trial court. Specifically, the Appellate Court determined that the trial court’s ruling failed to satisfy the class-action requirements that the common issues of the firefighters’ claims predominate over the individual issues and that there is an adequate representative for the class. During a status hearing on October 8, 2014, plaintiffs represented to the Court that they would again seek to certify a class of firefighters on the issue of whether the Company’s sirens were defective and unreasonably dangerous. On January 12, 2015, plaintiffs filed motions to amend their complaints to add class action allegations with respect to Chicago firefighter plaintiffs, as well as the approximately 1,800 firefighter plaintiffs from locations outside of Chicago. On March 11, 2015, the trial court granted plaintiff’s motions to amend their complaints. On April 24, 2015, the cases were transferred to Cook County chancery court, which will decide all class certification issues. On March 23, 2018, plaintiffs filed a motion to certify as a class all firefighters from the Chicago Fire Department who have filed lawsuits in this matter. The Company has served discovery upon plaintiffs related to this motion and intends to continue its objections to any attempt at certification. The court has ordered plaintiffs to respond to the Company’s discovery. A further status hearing has been scheduled for November 19, 2019.
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

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

With respect to claims of other out-of-state firefighters involved in these two cases, the Company moved to dismiss these claims as improperly filed in Pennsylvania. The Court granted this motion and dismissed these claims on November 5, 2015. During August through December 2015, another nine new cases were filed in the Court of Common Pleas, Philadelphia County, Pennsylvania. These cases involve a total of 193 firefighters, most of whom are located outside of Pennsylvania. The Company again moved to dismiss all claims filed by out-of-state firefighters in these cases as improperly filed in Pennsylvania. On May 24, 2016, the Court granted this motion and dismissed these claims. Plaintiffs appealed this decision and, on September 25, 2018, the appellate court reversed this dismissal. The Company has filed a petition with the appellate court requesting that the court reconsider its ruling. On December 7, 2018, the appellate court granted the Company’s petition and withdrew its prior decision. The Court has ordered that the parties file additional briefs and a new panel of appellate judges issue a decision. The parties have supplied briefs to the Court and the oral argument on this case has been scheduled.
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
A second trial involving Pittsburgh firefighters began during January 2018. At the outset of this trial, plaintiffs’ attorneys requested that the Company consider settlement of various cases. This trial was continued to allow the parties to further discuss possible settlement. During March 2018, the parties agreed in principle on a framework (the “Settlement Framework”) to resolve hearing loss claims and cases in all jurisdictions involved in the hearing loss litigation except in Cook County and Lackawanna County, and excluding one case involving one firefighter in New York City. The firefighters excluded from the Settlement Framework are represented by different attorneys. The Company has agreed in principle to settle the cases in Lackawanna County and the case involving one firefighter in New York City for nominal amounts. Pursuant to the Settlement Framework, the Company would pay $700 to each firefighter who has filed a lawsuit and is eligible to be part of the settlement. The Company would pay $300 to each firefighter who has not yet filed a case and is eligible to be part of the settlement. To be eligible for settlement, among other things, firefighters must provide proof that they have high frequency noise-induced hearing loss. There are approximately 3,700 firefighters whose claims may be considered as part of this settlement, including approximately 1,320 firefighters who have ongoing filed lawsuits. The parties are in the process of determining how many of these firefighters will be eligible to participate in the settlement. In order to minimize the parties’ respective legal costs and expenses during this settlement process, on July 5, 2018, the parties entered into a tolling agreement (the “Tolling Agreement”). Pursuant to the Tolling Agreement, counsel for the settling firefighters agreed to dismiss the pending lawsuits in all jurisdictions except for the Allegheny County (Pittsburgh), Pennsylvania cases, and the Company agreed to a tolling of any statute of

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

limitations applicable to the dismissed cases until November 4, 2019. The Settlement Framework will require plaintiffs’ attorneys to withdraw from representing firefighters who elect not to participate in this settlement. As of September 30, 2019, the Company has recognized an estimated liability for the potential settlement amount. While it is reasonably possible that the ultimate resolution of this matter may result in a loss in excess of the amount accrued, the incremental loss is not expected to be material.
During March 2014, an action also was brought in the Court of Common Pleas of Erie County, Pennsylvania on behalf of 61 firefighters. This case likewise involves various defendants in addition to the Company. After the Company filed pretrial motions, 33 Erie County firefighter plaintiffs voluntarily dismissed their claims. During August 2017, five cases involving 70 firefighter plaintiffs were filed in Lackawanna County, Pennsylvania. These cases involve firefighter plaintiffs who originally filed in Cook County and were dismissed pursuant to the Company’s forum nonconveniens motion. As of September 30, 2019, a total of 263 firefighters are involved in cases filed in Allegheny and Lackawanna counties in Pennsylvania.
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

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

NOTE 11 – EARNINGS PER SHARE
The Company computes earnings per share (“EPS”) in accordance with ASC 260, Earnings per Share, which requires that non-vested restricted stock containing non-forfeitable dividend rights should be treated as participating securities pursuant to the two-class method. Under the two-class method, net income is reduced by the amount of dividends declared in the period for common stock and participating securities. The remaining undistributed earnings are then allocated to common stock and participating securities as if all of the net income for the period had been distributed. The amounts of distributed and undistributed earnings allocated to participating securities for the three and nine months ended September 30, 2019 and 2018 were insignificant and did not materially impact the calculation of basic or diluted EPS.
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
For the three and nine months ended September 30, 2019, options to purchase 0.2 million and 0.5 million shares of the Company’s common stock, respectively, had an anti-dilutive effect on EPS, and accordingly, are excluded from the calculation of diluted EPS. For both the three and nine months ended September 30, 2018, options to purchase 0.3 million shares of the Company’s common stock had an anti-dilutive effect on EPS, and accordingly, are excluded from the calculation of diluted EPS.
The following table reconciles Net income to basic and diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2019	2018	2019	2018
Net income	$28.4	$21.7	$78.7	$61.5

Weighted average shares outstanding – Basic	60.2	60.0	60.1	59.9
Dilutive effect of common stock equivalents	1.2	1.1	1.2	1.1
Weighted average shares outstanding – Diluted	61.4	61.1	61.3	61.0
Earnings per share:
Basic	$0.47	$0.36	$1.31	$1.03
Diluted	0.46	0.36	1.28	1.01

NOTE 12 – STOCKHOLDERS’ EQUITY
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
On July 30, 2019, the Board declared a quarterly cash dividend of $0.08 per common share. The dividend totaled $4.9 million and was distributed on August 28, 2019 to holders of record at the close of business on August 14, 2019.
During the three and nine months ended September 30, 2018, dividends of $4.8 million and $13.8 million, respectively, were paid to stockholders.
On October 29, 2019, the Board declared a quarterly cash dividend of $0.08 per common share payable on November 26, 2019 to holders of record at the close of business on November 13, 2019.

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
During the nine months ended September 30, 2019, the Company repurchased 48,409 shares for a total of $1.0 million under the stock repurchase program.
Accumulated Other Comprehensive Loss
The following tables summarize the changes in each component of Accumulated other comprehensive loss, net of tax:
Three Months Ended September 30, 2019 and 2018

(in millions) (a)	Actuarial Losses	Prior Service Costs	Foreign Currency Translation	Unrealized Gain on Derivatives	Total
Balance at July 1, 2019	$(86.0)	$(2.4)	$(8.1)	$0.3	$(96.2)
Other comprehensive income (loss) before reclassifications	0.5	—	(3.8)	0.1	(3.2)
Amounts reclassified from accumulated other comprehensive loss	0.8	—	—	(0.2)	0.6
Net current-period other comprehensive income (loss)	1.3	—	(3.8)	(0.1)	(2.6)
Balance at September 30, 2019	$(84.7)	$(2.4)	$(11.9)	$0.2	$(98.8)

(in millions) (a)	Actuarial Losses	Foreign Currency Translation	Unrealized Gain on Derivatives	Total
Balance at July 1, 2018	$(73.6)	$(5.7)	$2.0	$(77.3)
Other comprehensive income (loss) before reclassifications	0.2	(0.4)	0.3	0.1
Amounts reclassified from accumulated other comprehensive loss	0.8	—	(0.2)	0.6
Net current-period other comprehensive income (loss)	1.0	(0.4)	0.1	0.7
Balance at September 30, 2018	$(72.6)	$(6.1)	$2.1	$(76.6)
Nine months ended September 30, 2019 and 2018

(in millions) (a)	Actuarial Losses	Prior Service Costs	Foreign Currency Translation	Unrealized Gain on Derivatives	Total
Balance at January 1, 2019	$(87.4)	$(2.5)	$(8.9)	$1.5	$(97.3)
Other comprehensive income (loss) before reclassifications	0.7	—	(3.0)	(0.6)	(2.9)
Amounts reclassified from accumulated other comprehensive loss	2.0	0.1	—	(0.7)	1.4
Net current-period other comprehensive income (loss)	2.7	0.1	(3.0)	(1.3)	(1.5)
Balance at September 30, 2019	$(84.7)	$(2.4)	$(11.9)	$0.2	$(98.8)

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

(in millions) (a)	Actuarial Losses	Foreign Currency Translation	Unrealized Gain on Derivatives	Total
Balance at January 1, 2018	$(75.4)	$(2.5)	$1.0	$(76.9)
Other comprehensive income (loss) before reclassifications	0.6	(3.6)	1.4	(1.6)
Amounts reclassified from accumulated other comprehensive loss	2.2	—	(0.3)	1.9
Net current-period other comprehensive income (loss)	2.8	(3.6)	1.1	0.3
Balance at September 30, 2018	$(72.6)	$(6.1)	$2.1	$(76.6)

(a)	Amounts in parentheses indicate losses.
The following table summarizes the amounts reclassified from Accumulated other comprehensive loss, net of tax, in the three months ended September 30, 2019 and 2018 and the affected line item in the Condensed Consolidated Statements of Operations:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in Condensed Consolidated Statements of Operations
	2019	2018
(in millions) (a)
Amortization of actuarial losses of defined benefit pension plans	$(1.0)	$(1.0)	Other expense, net
Interest rate swap	0.2	0.2	Interest expense
Total before tax	(0.8)	(0.8)
Income tax benefit	0.2	0.2	Income tax expense
Total reclassifications for the period, net of tax	$(0.6)	$(0.6)

(a)	Amounts in parentheses indicate losses.
The following table summarizes the amounts reclassified from Accumulated other comprehensive loss, net of tax, in the nine months ended September 30, 2019 and 2018 and the affected line item in the Condensed Consolidated Statements of Operations:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in Condensed Consolidated Statements of Operations
	2019	2018
(in millions) (a)
Amortization of actuarial losses of defined benefit pension plans	$(2.5)	$(2.8)	Other expense, net
Amortization of prior service costs of defined benefit pension plans	(0.1)	—	Other expense, net
Interest rate swap	0.9	0.4	Interest expense
Total before tax	(1.7)	(2.4)
Income tax benefit	0.3	0.5	Income tax expense
Total reclassifications for the period, net of tax	$(1.4)	$(1.9)

(a)	Amounts in parentheses indicate losses.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

NOTE 13 – SEGMENT INFORMATION
The Company has two reportable segments. Business units are organized under each reportable segment because they share certain characteristics, such as technology, marketing, distribution and product application, which create long-term synergies.
As discussed in Note 2 – Acquisitions, the assets and liabilities of MRL have been consolidated into the Condensed Consolidated Balance Sheet as of September 30, 2019, while the post-acquisition results of operations have been included in the Condensed Consolidated Statements of Operations subsequent to the July 1, 2019 closing date. MRL’s post-acquisition results of operations are included within the Environmental Solutions Group.
The following tables summarize the Company’s operations by segment, including Net sales, Operating income (loss), and Total assets:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Net sales:
Environmental Solutions	$254.0	$216.3	$740.7	$646.2
Safety and Security Systems	54.8	53.1	166.2	163.9
Total net sales	$308.8	$269.4	$906.9	$810.1
Operating income (loss):
Environmental Solutions	$35.9	$28.3	$106.4	$86.1
Safety and Security Systems	8.6	8.0	26.8	22.3
Corporate and eliminations	(5.9)	(5.9)	(22.5)	(20.3)
Total operating income	38.6	30.4	110.7	88.1
Interest expense	2.1	2.2	6.1	7.2
Other expense, net	0.2	—	0.5	0.5
Income before income taxes	$36.3	$28.2	$104.1	$80.4

(in millions)	As of September 30, 2019	As of December 31, 2018
Total assets:
Environmental Solutions	$916.7	$775.2
Safety and Security Systems	217.1	211.5
Corporate and eliminations	39.4	36.7
Total assets of continuing operations	1,173.2	1,023.4
Total assets of discontinued operations	0.4	0.4
Total assets	$1,173.6	$1,023.8

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
Contingent Consideration
As further described in Note 2 – Acquisitions, the Company has a contingent obligation to transfer up to $15.5 million to the former owners of MRL if specified financial results are met over future reporting periods (i.e., an earn-out). In addition, during the third quarter of 2019, the Company paid $7.6 million to settle the contingent consideration liability due to the former owners of JJE based on the achievement of specified financial results over the three-year period following the closing of the acquisition.
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
The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2019:

	Fair Value Measurement at Reporting Date Using
(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$17.6	$—	$—	$17.6
Liabilities:
Contingent consideration	—	—	$8.0	$8.0

The following table provides a roll-forward of the fair value of recurring Level 3 fair value measurements in the three months ended September 30, 2019 and 2018:

(in millions)	2019	2018
Contingent consideration liability, at July 1	$7.6	$6.5
Issuance of contingent consideration in connection with acquisitions	7.9	—
Settlements of contingent consideration liabilities	(7.6)	—
Foreign currency translation	—	0.1
Total losses included in earnings (a)	0.1	0.3
Contingent consideration liability, at September 30	$8.0	$6.9

(a)
Changes in the fair value of contingent consideration liabilities are included as a component of Acquisition and integration-related expenses within the Condensed Consolidated Statements of Operations.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

The following table provides a roll-forward of the fair value of recurring Level 3 fair value measurements in the nine months ended September 30, 2019 and 2018:

(in millions)	2019	2018
Contingent consideration liability, at January 1	$6.7	$6.3
Issuance of contingent consideration in connection with acquisitions	7.9	—
Settlements of contingent consideration liabilities	(7.6)	—
Foreign currency translation	0.3	(0.1)
Total losses included in earnings (a)	0.7	0.7
Contingent consideration liability, at September 30	$8.0	$6.9

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
Executive Summary
The Company is a leading global manufacturer and supplier of (i) vehicles and equipment for maintenance and infrastructure end-markets, including sewer cleaners, industrial vacuum loaders, vacuum- and hydro-excavation trucks (collectively, “safe-digging trucks”), street sweepers, road-marking and line-removal equipment, waterblasting equipment, dump truck bodies and trailers, and (ii) safety, security and communication equipment, such as lights, sirens and warning systems. In addition, we sell parts and provide service, repair, equipment rentals and training as part of a comprehensive aftermarket offering to our customer base. We operate 15 principal manufacturing facilities in five countries and provide products and integrated solutions to municipal, governmental, industrial and commercial customers in all regions of the world.
As described in Note 13 – Segment Information to the accompanying condensed consolidated financial statements, the Company’s business units are organized in two reportable segments: the Environmental Solutions Group and the Safety and Security Systems Group.
Net sales increased by $39.4 million, or 15%, in the three months ended September 30, 2019 as compared to the prior-year quarter. Our Environmental Solutions Group reported a net sales increase of $37.7 million, or 17%, largely due to a $22.6 million contribution from MRL, which was acquired on July 1, 2019, as well as increases in shipments of safe-digging trucks, dump truck bodies and street sweepers of $6.6 million, $4.7 million, and $4.3 million, respectively. Within our Safety and Security Systems Group, net sales increased by $1.7 million, or 3%, primarily due to higher global sales of public safety products and industrial signaling equipment, partially offset by lower sales of warning systems and unfavorable foreign currency translation effects.
For the nine months ended September 30, 2019, net sales increased by $96.8 million, or 12%, as compared to the corresponding period of the prior year. Within our Environmental Solutions Group, net sales improved by $94.5 million, or 15%, primarily due to increases in shipments of safe-digging trucks, street sweepers, sewer cleaners and dump truck bodies of $30.4 million, $9.5 million, $7.6 million, and $6.6 million, respectively, a $22.6 million contribution from MRL, and a $12.0 million increase in aftermarket revenues, represented by higher rental income and improved parts and service sales. Within our Safety and Security Systems Group, net sales increased by $2.3 million, or 1%, primarily due to higher global sales of industrial signaling equipment and public safety products, partially offset by lower sales of warning systems and unfavorable foreign currency translation effects.
Operating income increased by $8.2 million, or 27%, to $38.6 million in the three months ended September 30, 2019 as compared to the prior-year quarter, primarily driven by a $7.6 million increase within our Environmental Solutions Group primarily due to increased sales volumes and improved operating leverage, as well as a $2.3 million contribution from MRL. Operating income in the three months ended September 30, 2019 within our Safety and Security Systems Group increased by $0.6 million, while Corporate expenses were generally unchanged from the prior-year quarter. Consolidated operating margin for the three months ended September 30, 2019 was 12.5%, up from 11.3% in the prior-year quarter.
For the nine months ended September 30, 2019, operating income increased by $22.6 million, or 26%, as compared to the corresponding period of the prior year. Within our Environmental Solutions Group, operating income for the nine months ended September 30, 2019 increased by $20.3 million, or 24%, largely due to higher sales volumes and improved operating leverage, as well as a $2.3 million contribution from MRL. Within our Safety and Security Systems Group, operating income in the nine months ended September 30, 2019 increased by $4.5 million, or 20%, largely due to benefits from pricing actions and improved sales mix, while Corporate expenses increased by $2.2 million. Consolidated operating margin for the nine months ended September 30, 2019 was 12.2%, compared to 10.9% in the prior-year period.
Income before income taxes increased by $8.1 million, or 29%, to $36.3 million for the three months ended September 30, 2019 as compared to the prior-year quarter. The increase resulted from the higher operating income and a $0.1 million decrease in interest expense, partially offset by a $0.2 million increase in other expense. For the nine months ended September 30, 2019, income before income taxes increased by $23.7 million, or 29%, as compared to the prior-year period, primarily due to the higher operating income and a $1.1 million decrease in interest expense.
Net income for the three months ended September 30, 2019 increased by $6.7 million compared to the prior-year period, largely due to the aforementioned increase in income before income taxes, partially offset by a $1.4 million increase in income tax expense, primarily due to higher income tax levels, which was partially offset by the recognition of a $0.6 million benefit resulting from the completion of a tax audit and a $0.6 million excess tax benefit from stock compensation activity, which lowered the effective tax rate for the three months ended September 30, 2019 to 21.8%.
For the nine months ended September 30, 2019, net income increased by $17.2 million compared to the corresponding period of the prior year, largely due to the aforementioned increase in income before income taxes, partially offset by a $6.5 million increase in income tax expense, primarily due to higher income tax levels. The effective tax rate for the nine months ended September 30, 2019 was 24.4%. We currently expect our full-year effective tax rate to be within the range of 24% to 25%.
Total orders for the three months ended September 30, 2019 were $328.8 million, an increase of $60.7 million, or 23%, as compared to the prior-year quarter. Our Environmental Solutions Group reported total orders of $270.2 million in the third quarter of 2019, up $55.7 million, or 26% in comparison to the prior-year quarter, with orders from the MRL acquisition accounting for $39.6 million of the growth. Orders in the three months ended September 30, 2019 within our Safety and Security Systems Group were $58.6 million, up $5.0 million, or 9%, compared to the prior-year quarter.
For the nine months ended September 30, 2019, total orders were $935.8 million, an increase of $60.4 million, or 7%, compared to the same period in 2018. Our Environmental Solutions Group reported total orders of $767.1 million in the nine months ended September 30, 2019, an increase of $60.9 million, or 9%, compared to the same period in 2018. Orders in the nine months ended September 30, 2019 within our Safety and Security Systems Group were generally consistent with the same period of last year.
Our consolidated backlog at September 30, 2019 was $366.9 million, up $46.3 million, or 14%, compared to the end of the prior-year quarter.
Results of Operations
The following table summarizes our Condensed Consolidated Statements of Operations and illustrates the key financial indicators used to assess our consolidated financial results:

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in millions, except per share data)	2019	2018	Change	2019	2018	Change
Net sales	$308.8	$269.4	$39.4	$906.9	$810.1	$96.8
Cost of sales	226.8	200.4	26.4	665.6	600.0	65.6
Gross profit	82.0	69.0	13.0	241.3	210.1	31.2
Selling, engineering, general and administrative expenses	43.0	38.2	4.8	128.7	120.7	8.0
Acquisition and integration-related expenses	0.4	0.4	—	1.9	1.3	0.6
Operating income	38.6	30.4	8.2	110.7	88.1	22.6
Interest expense	2.1	2.2	(0.1)	6.1	7.2	(1.1)
Other expense, net	0.2	—	0.2	0.5	0.5	—
Income before income taxes	36.3	28.2	8.1	104.1	80.4	23.7
Income tax expense	7.9	6.5	1.4	25.4	18.9	6.5
Net income	$28.4	$21.7	$6.7	$78.7	$61.5	$17.2
Operating data:
Operating margin	12.5%	11.3%	1.2%	12.2%	10.9%	1.3%
Diluted earnings per share	$0.46	$0.36	$0.10	$1.28	$1.01	$0.27
Total orders	328.8	268.1	60.7	935.8	875.4	60.4
Backlog	366.9	320.6	46.3	366.9	320.6	46.3
Depreciation and amortization	10.8	9.4	1.4	30.1	27.0	3.1

Net sales
Net sales increased by $39.4 million, or 15%, in the three months ended September 30, 2019 as compared to the prior-year quarter. The Environmental Solutions Group reported a net sales increase of $37.7 million, or 17%, largely due to a $22.6 million contribution from MRL, which was acquired on July 1, 2019, as well as increases in shipments of safe-digging trucks, dump truck bodies and street sweepers of $6.6 million, $4.7 million, and $4.3 million, respectively. Within the Safety and Security Systems Group, net sales increased by $1.7 million, or 3%, primarily due to higher global sales of public safety products and industrial signaling equipment, partially offset by lower sales of warning systems and unfavorable foreign currency translation effects.
For the nine months ended September 30, 2019, net sales increased by $96.8 million, or 12%, as compared to the corresponding period of the prior year. Within the Environmental Solutions Group, net sales improved by $94.5 million, or 15%, primarily due to increases in shipments of safe-digging trucks, street sweepers, sewer cleaners and dump truck bodies of $30.4 million, $9.5 million, $7.6 million, and $6.6 million, respectively, a $22.6 million contribution from MRL, and a $12.0 million increase in aftermarket revenues, represented by higher rental income and improved parts and service sales. Within the Safety and Security Systems Group, net sales increased by $2.3 million, or 1%, primarily due to higher global sales of industrial signaling equipment and public safety products, partially offset by lower sales of warning systems and unfavorable foreign currency translation effects.
Cost of sales
Cost of sales increased by $26.4 million, or 13%, for the three months ended September 30, 2019 compared to the prior-year quarter, largely due to an increase of $26.7 million, or 16%, within the Environmental Solutions Group, primarily attributable to increased sales volumes, additional cost of sales from the MRL acquisition, and a $1.1 million increase in depreciation expense. Within the Safety and Security Systems Group, cost of sales decreased by $0.3 million, or 1%, primarily related to improved sales mix and a favorable foreign currency translation impact of $0.4 million, partially offset by higher sales volumes.
For the nine months ended September 30, 2019, cost of sales increased by $65.6 million, or 11%, largely due to an increase of $68.5 million, or 14%, within the Environmental Solutions Group, primarily attributable to increased sales volumes, additional cost of sales from the MRL acquisition, higher material costs in comparison to the same period of 2018, and a $3.0 million increase in depreciation expense, partially offset by a $0.6 million reduction in purchase accounting expenses. This increase was partially offset by a decrease in cost of sales of $2.9 million, or 3%, within the Safety and Security Systems Group, largely due to favorable sales mix and a favorable foreign currency translation impact of $1.9 million, partially offset by higher sales volumes.
Gross profit
Gross profit increased by $13.0 million, or 19%, for the three months ended September 30, 2019, compared to the prior-year quarter, primarily due to improvements of $11.0 million and $2.0 million within the Environmental Solutions Group and the Safety and Security Systems Group, respectively. Gross margin for the three months ended September 30, 2019 improved to 26.6%, from 25.6% in the prior-year quarter, primarily driven by improvements within the Safety and Security Group and Environmental Solutions Group of 250 basis points and 100 basis points, respectively. Margin improvements were primarily attributable to improved operating leverage, benefits from pricing actions and favorable sales mix.
For the nine months ended September 30, 2019, gross profit increased by $31.2 million, or 15%, primarily due to improvements of $26.0 million and $5.2 million within the Environmental Solutions Group and the Safety and Security Systems Group, respectively. Gross margin for the nine months ended September 30, 2019 was 26.6%, compared to 25.9% in the prior-year period, primarily driven by improvements within the Safety and Security Group and Environmental Solutions Group of 270 basis points and 50 basis points, respectively. Margin improvements were primarily attributable to improved operating leverage, benefits from pricing actions and favorable sales mix.
Selling, engineering, general and administrative expenses
Selling, engineering, general and administrative (“SEG&A”) expenses for the three months ended September 30, 2019 increased by $4.8 million, or 13%, primarily due to increases within the Environmental Solutions Group and the Safety and Security Systems Group of $3.6 million and $1.4 million, respectively, partially offset by a $0.2 million reduction in Corporate SEG&A expenses. As a percentage of net sales, SEG&A expenses decreased from 14.2% in the prior-year quarter, to 13.9% in the current-year quarter.

For the nine months ended September 30, 2019, SEG&A expenses increased by $8.0 million, or 7%, primarily due to increases within the Environmental Solutions Group and the Safety and Security Systems Group of $5.5 million and $0.7 million, respectively. In addition, Corporate SEG&A expenses increased by $1.8 million. As a percentage of net sales, SEG&A expenses decreased from 14.9% in the prior-year period, to 14.2% in the current-year period.
Operating income
Operating income increased by $8.2 million, or 27%, to $38.6 million in the three months ended September 30, 2019 as compared to the prior-year quarter, primarily driven by a $7.6 million increase within the Environmental Solutions Group primarily due to increased sales volumes and improved operating leverage, as well as a $2.3 million contribution from MRL. Operating income in the three months ended September 30, 2019 within the Safety and Security Systems Group increased by $0.6 million, while Corporate expenses were generally unchanged from the prior-year quarter. Consolidated operating margin for the three months ended September 30, 2019 was 12.5%, up from 11.3% in the prior-year quarter.
For the nine months ended September 30, 2019, operating income increased by $22.6 million as compared to the corresponding period of the prior year. Within the Environmental Solutions Group, operating income for the nine months ended September 30, 2019 increased by $20.3 million, or 24%, largely due to higher sales volumes and improved operating leverage, as well as a $2.3 million contribution from MRL. Within the Safety and Security Systems Group, operating income in the nine months ended September 30, 2019 increased by $4.5 million, or 20%, largely due to benefits from pricing actions and improved sales mix, while Corporate expenses increased by $2.2 million. Consolidated operating margin for the nine months ended September 30, 2019 was 12.2%, compared to 10.9% in the prior-year period.
Interest expense
Interest expense for the three months ended September 30, 2019 decreased by $0.1 million, or 5%, while in the nine months ended September 30, 2019, interest expense decreased by $1.1 million, or 15%. The reductions in both periods were largely due to lower average debt levels when compared to the same periods of the prior year.
Other expense, net
For the three months ended September 30, 2019, other expense totaled $0.2 million, while in the prior-year quarter, other expense was immaterial. The increase in expense was primarily due to higher pension expense in comparison to the prior-year quarter. For the nine months ended September 30, 2019, other expense totaled $0.5 million, largely unchanged from the prior-year period, with increases in pension expense being partially offset by higher foreign currency transaction gains.
Income tax expense
The Company recognized income tax expense of $7.9 million and $6.5 million for the three months ended September 30, 2019 and 2018, respectively. The increase in tax expense in the current-year quarter was largely due to higher pre-tax income levels, which was partially offset by the recognition of a $0.6 million benefit resulting from the completion of a tax audit and a $0.6 million excess tax benefit from stock compensation activity. The Company’s effective tax rate for the three months ended September 30, 2019 was 21.8%, compared to 23.0% in the prior-year quarter.
For the nine months ended September 30, 2019 and 2018, the Company recognized income tax expense of $25.4 million and $18.9 million, respectively. The increase in tax expense in the current year was largely due to higher pre-tax income levels. The Company’s effective tax rate for the nine months ended September 30, 2019 was 24.4%, compared to 23.5% in the prior-year period.
Net income
Net income for the three months ended September 30, 2019 increased by $6.7 million compared to the prior-year period, largely due to the aforementioned increase in operating income and the $0.1 million reduction in interest expense, partially offset by the $0.2 million increase in other expense and the $1.4 million increase in income tax expense.
For the nine months ended September 30, 2019, net income increased by $17.2 million compared to the corresponding period of the prior year, largely due to the aforementioned increase in operating income and the $1.1 million reduction in interest expense, partially offset by the $6.5 million increase in income tax expense.

Orders
On the date of acquisition, MRL had a backlog of orders from its end customers of $26.7 million. These acquired orders were included in total orders reported for the three and nine months ended September 30, 2019.
Three months ended September 30, 2019 vs. three months ended September 30, 2018
Total orders for the three months ended September 30, 2019 were $328.8 million, an increase of $60.7 million, or 23%, as compared to the prior-year quarter. The Environmental Solutions Group reported total orders of $270.2 million in the third quarter of 2019, up $55.7 million, or 26% in comparison to the prior-year quarter, with orders from the MRL acquisition accounting for $39.6 million of the growth. Orders in the three months ended September 30, 2019 within the Safety and Security Systems Group were $58.6 million, up $5.0 million, or 9%, compared to the prior-year quarter.
U.S. municipal and governmental orders increased by $36.8 million, or 38%, largely due to a $34.1 million increase within the Environmental Solutions Group, primarily due to the acquisition of MRL, which contributed $15.1 million of orders, as well as improvements in orders for sewer cleaners, street sweepers, and safe-digging trucks of $9.7 million, $7.3 million, and $0.9 million, respectively. Within the Safety and Security Systems Group, there was a $2.7 million order increase, due to improvements in orders for warning systems and public safety products of $1.7 million and $1.0 million, respectively.
U.S. industrial orders increased by $12.9 million, or 11%, primarily due to a $13.5 million increase within the Environmental Solutions Group, primarily due to the acquisition of MRL, which contributed $23.2 million of orders, a $2.9 million increase in orders for safe-digging trucks, and a $1.6 million improvement in aftermarket demand. Partially offsetting these increases were reductions in orders for industrial vacuum loaders, trailers, street sweepers, and dump truck bodies of $7.4 million, $2.9 million, $2.1 million, and $1.4 million, respectively. Within the Safety and Security Systems Group, there was a $0.6 million order decrease, primarily due to reductions in orders for industrial signaling equipment and warning systems of $0.8 million and $0.6 million respectively, partially offset by a $0.8 million improvement in orders for public safety products.
Non-U.S. orders increased by $11.0 million, or 19%, primarily due to a $8.1 million increase within the Environmental Solutions Group, largely represented by improvements in orders for refuse trucks, safe-digging trucks, and street sweepers of $5.2 million, $2.6 million, and $1.1 million, respectively. The acquisition of MRL also contributed $1.3 million of orders, and aftermarket demand increased by $1.2 million. Partially offsetting these improvements was a $2.6 million decrease in orders for sewer cleaners. Within the Safety and Security Solutions Group, non-U.S. orders increased by $2.9 million, largely due to improvements in orders for public safety products and industrial signaling equipment of $4.2 million and $1.1 million, respectively, which were partially offset by a $1.9 million reduction in orders for warning systems and an unfavorable foreign currency translation impact of $0.5 million.
Nine months ended September 30, 2019 vs. nine months ended September 30, 2018
For the nine months ended September 30, 2019, total orders were $935.8 million, an increase of $60.4 million, or 7%, compared to the same period in 2018. The Environmental Solutions Group reported total orders of $767.1 million in the nine months ended September 30, 2019, an increase of $60.9 million, or 9%, compared to the same period in 2018. Orders in the nine months ended September 30, 2019 within the Safety and Security Systems Group were generally consistent with the same period of last year.
U.S. municipal and governmental orders increased by $31.8 million, or 11%, due to a $36.0 million increase within the Environmental Solutions Group, primarily due to the acquisition of MRL, which contributed $15.1 million of orders, as well as improvements in orders for sewer cleaners, safe-digging trucks, and dump truck bodies of $11.0 million, $5.1 million, and $3.0 million, respectively. Additionally, aftermarket demand increased by $2.6 million. These increases were partially offset by a decrease in orders for street sweepers of $1.2 million. Within the Safety and Security Systems Group, there was a $4.2 million order reduction, mainly driven by decreases in orders for public safety products and warning systems of $3.4 million and $0.8 million, respectively.
U.S. industrial orders increased by $3.5 million, or 1%, primarily due to a $2.9 million increase within the Safety and Security Systems Group, largely represented by a $3.4 million improvement in orders for public safety products, partially offset by a $0.8 million reduction in orders for warning systems. Within the Environmental Solutions Group, there was a $0.6 million order increase, primarily due to the acquisition of MRL, which contributed $23.2 million of orders, an $8.7 million increase in aftermarket demand, and a $1.5 million improvement in orders for safe-digging trucks. These increases were partially offset by decreases in orders for sewer cleaners, trailers, industrial vacuum loaders, dump truck bodies and street sweepers of $10.5 million, $10.3 million, $5.7 million, $3.9 million and $1.9 million, respectively.

Non-U.S. orders increased by $25.1 million, or 13%, largely due to a $24.3 million increase within the Environmental Solutions Group, primarily driven by increases in orders for safe-digging trucks, refuse trucks, and street sweepers of $14.4 million, $12.1 million, and $2.6 million, respectively. In addition, the acquisition of MRL contributed $1.3 million of orders, and aftermarket demand increased by $4.6 million. Partially offsetting these improvements were reductions in orders for sewer cleaners, industrial vacuum loaders, and waterblasting equipment of $4.2 million, $2.4 million, and $1.8 million, respectively. Within the Safety and Security Solutions Group, non-U.S. orders increased by $0.8 million, largely due to improvements in orders for industrial signaling equipment and public safety products of $3.6 million and $2.7 million, respectively, which were partially offset by a $3.0 million reduction in orders for warning systems and an unfavorable foreign currency translation impact of $2.5 million.
Backlog
Backlog was $366.9 million at September 30, 2019 compared to $320.6 million at September 30, 2018. The increase of $46.3 million, or 14%, was primarily due to a $48.2 million increase in backlog within the Environmental Solutions Group, largely associated with strong demand for sewer cleaners, safe-digging trucks, and street sweepers, as well as the additional of MRL’s order backlog.
Environmental Solutions
The following table summarizes the Environmental Solutions Group’s operating results as of and for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in millions)	2019	2018	Change	2019	2018	Change
Net sales	$254.0	$216.3	$37.7	$740.7	$646.2	$94.5
Operating income	35.9	28.3	7.6	106.4	86.1	20.3
Operating data:
Operating margin	14.1%	13.1%	1.0%	14.4%	13.3%	1.1%
Total orders	$270.2	$214.5	$55.7	$767.1	$706.2	$60.9
Backlog	337.8	289.6	48.2	337.8	289.6	48.2
Depreciation and amortization	10.0	8.4	1.6	27.5	24.1	3.4
Three months ended September 30, 2019 vs. three months ended September 30, 2018
Total orders increased by $55.7 million, or 26%, for the three months ended September 30, 2019. U.S. orders increased by $47.6 million, or 27%, primarily due to the acquisition of MRL which contributed $38.3 million of orders, as well as improvements in orders for sewer cleaners, street sweepers, and safe-digging trucks of $9.5 million, $5.2 million, and $3.8 million respectively. Additionally, aftermarket demand increased by $2.0 million. Partially offsetting these improvements were reductions in orders for industrial vacuum loaders and trailers of $7.4 million and $2.9 million, respectively. Non-U.S. orders increased by $8.1 million, or 21%, primarily due to improvements in orders for refuse trucks, safe-digging trucks, and street sweepers of $5.2 million, $2.6 million, and $1.1 million, respectively. The acquisition of MRL also contributed $1.3 million of orders and aftermarket demand increased by $1.2 million. Partially offsetting these improvements was a $2.6 million decrease in orders for sewer cleaners.
Net sales increased by $37.7 million, or 17%, for the three months ended September 30, 2019. U.S. sales increased by $36.9 million, or 20%, largely due to the addition of $21.8 million of incremental sales from the MRL acquisition, and increases in shipments of safe-digging trucks, dump truck bodies, street sweepers and waterblasting equipment of $6.2 million, $5.0 million, $1.4 million, and $1.4 million respectively. Additionally, aftermarket demand increased by $3.3 million. Partially offsetting these improvements was a $1.5 million reduction in shipments of industrial vacuum loaders. Non-U.S. sales increased by $0.8 million, or 2%, primarily due to a $2.9 million increase in sales of street sweepers and the addition of $0.8 million of incremental sales from the MRL acquisition. Partially offsetting these improvements were reductions in shipments of sewer cleaners, waterblasting equipment, and snow removal equipment of $1.4 million, $0.5 million, and $0.5 million, respectively.
Cost of sales increased by $26.7 million, or 16%, for the three months ended September 30, 2019, primarily attributable to increased sales volumes, additional cost of sales from the MRL acquisition, and a $1.1 million increase in depreciation expense. Gross margin improved to 23.7% from 22.7% in the prior-year quarter, primarily due to improved operating leverage, benefits from pricing actions, and favorable sales mix.

SEG&A expenses increased by $3.6 million for the three months ended September 30, 2019, primarily due to the addition of expenses of businesses acquired in the current year, higher employee related expenses and a $0.4 million increase in amortization expense. As a percentage of net sales, SEG&A expenses were 9.5% in both the current- and prior-year quarters.
Operating income for the three months ended September 30, 2019 increased by $7.6 million, largely due to a $11.0 million increase in gross profit and a $0.2 million decrease in acquisition-related expenses, partially offset by the $3.6 million increase in SEG&A expenses.
Nine months ended September 30, 2019 vs. nine months ended September 30, 2018
Total orders increased by $60.9 million, or 9%, for the nine months ended September 30, 2019. U.S. orders increased by $36.6 million, or 6%, primarily due to the acquisition of MRL which contributed $38.3 million of orders, a $6.6 million increase in orders for safe-digging trucks, and a $11.3 million improvement in aftermarket demand. Partially offsetting these improvements were reductions in orders for trailers, industrial vacuum loaders, and street sweepers of $10.3 million, $5.7 million, and $3.1 million, respectively. Non-U.S. orders increased by $24.3 million, or 19%, primarily due to increases in orders for safe-digging trucks, refuse trucks, and street sweepers of $14.4 million, $12.1 million, and $2.6 million, respectively. In addition, the acquisition of MRL contributed $1.3 million of orders, and aftermarket demand increased by $4.6 million. Partially offsetting these improvements were reductions in orders for sewer cleaners, industrial vacuum loaders, and waterblasting equipment of $4.2 million, $2.4 million, and $1.8 million, respectively.
Net sales increased by $94.5 million, or 15%, for the nine months ended September 30, 2019. U.S. sales increased by $72.6 million, or 14%, primarily due to increases in sales of safe-digging trucks, dump truck bodies, street sweepers, waterblasting equipment, and sewer cleaners of $22.0 million, $6.9 million, $4.2 million, $3.9 million, and $2.3 million, respectively. In addition, the MRL acquisition contributed $21.8 million of incremental sales and aftermarket revenues increased by $9.0 million, represented by higher rental income and improved parts and service sales. Partially offsetting these increases was a reduction in sales of trailers and industrial vacuum loaders of $3.5 million and $0.7 million, respectively. Non-U.S. sales increased by $21.9 million, or 19%, primarily due to increases in sales of safe-digging trucks, sewer cleaners, street sweepers, and refuse trucks of $8.4 million, $5.3 million, $5.3 million and $4.0 million, respectively. In addition, aftermarket revenues increased by $3.0 million. Partially offsetting these increases was a $3.3 million reduction in sales of snow removal equipment.
Cost of sales increased by $68.5 million, or 14%, for the nine months ended September 30, 2019, primarily attributable to increased sales volumes, additional cost of sales from the MRL acquisition, higher material costs in comparison to the same period of 2018, and a $3.0 million increase in depreciation expense, partially offset by a $0.6 million reduction in purchase accounting expenses. Gross margin improved to 23.7% from 23.2% in the prior-year period, primarily due to improved operating leverage, benefits from pricing actions, and favorable sales mix.
SEG&A expenses increased by $5.5 million for the nine months ended September 30, 2019, primarily due to the addition of expenses of businesses acquired in the current year, higher employee-related costs and a $0.4 million increase in amortization expense. As a percentage of net sales, SEG&A expenses decreased from 9.7% in the prior-year period, to 9.2% in the current-year period.
Operating income for the nine months ended September 30, 2019 increased by $20.3 million, largely due to a $26.0 million increase in gross profit, partially offset by the $5.5 million increase in SEG&A expenses and a $0.2 million increase in acquisition-related expenses.
Backlog was $337.8 million at September 30, 2019, up $48.2 million, or 17% compared to $289.6 million at September 30, 2018. The increase was largely due to continued strong demand for sewer cleaners, safe-digging trucks, and street sweepers.

Safety and Security Systems
The following table summarizes the Safety and Security Systems Group’s operating results as of and for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in millions)	2019	2018	Change	2019	2018	Change
Net sales	$54.8	$53.1	$1.7	$166.2	$163.9	$2.3
Operating income	8.6	8.0	0.6	26.8	22.3	4.5
Operating data:
Operating margin	15.7%	15.1%	0.6%	16.1%	13.6%	2.5%
Total orders	$58.6	$53.6	$5.0	$168.7	$169.2	$(0.5)
Backlog	29.1	31.0	(1.9)	29.1	31.0	(1.9)
Depreciation and amortization	0.8	0.9	(0.1)	2.5	2.8	(0.3)
Three months ended September 30, 2019 vs. three months ended September 30, 2018
Total orders for the three months ended September 30, 2019 increased by $5.0 million, or 9%, compared with the prior-year quarter. U.S. orders increased by $2.1 million, primarily driven by improvements in orders for public safety products and warning systems of $1.8 million and $1.1 million, respectively. Partially offsetting these increases was a $0.8 million reduction in orders for industrial signaling equipment. Non-U.S. orders increased by $2.9 million, largely due to improvements in orders for public safety products and industrial signaling equipment of $4.2 million and $1.1 million, respectively, which were partially offset by a $1.9 million reduction in orders for warning systems and an unfavorable foreign currency translation impact of $0.5 million.
Net sales increased by $1.7 million, or 3%, for the three months ended September 30, 2019. U.S. sales increased by $0.7 million, primarily driven by improvements in sales of public safety products and industrial signaling equipment of $0.9 million and $0.3 million, respectively. Partially offsetting these increases was a $0.5 million reduction in sales of warning systems. Non-U.S. sales increased by $1.0 million, largely due to improvements in sales of industrial signaling equipment and public safety products of $1.7 million and $1.4 million, respectively, which were partially offset by a $1.6 million reduction in sales of warning systems and an unfavorable foreign currency translation impact of $0.5 million.
Cost of sales for the three months ended September 30, 2019 decreased by $0.3 million, or 1%, primarily related to improved sales mix and a favorable foreign currency translation impact of $0.4 million, partially offset by higher sales volumes. Gross margin for the three months ended September 30, 2019 improved to 40.0%, compared to 37.5% in the prior-year quarter, primarily due to benefits from pricing actions and improved sales mix in comparison to the prior-year quarter.
SEG&A expenses for the three months ended September 30, 2019 increased by $1.4 million, or 12%, in comparison to the prior-year quarter, primarily due to higher employee-related costs. As a percentage of net sales, SEG&A expenses increased from 22.4% in the prior-year quarter, to 24.3% in the current-year quarter.
Operating income increased by $0.6 million, or 8%, for the three months ended September 30, 2019. The increase was primarily attributable to the $2.0 million improvement in gross profit, partially offset by the $1.4 million increase in SEG&A expenses.
Nine months ended September 30, 2019 vs. nine months ended September 30, 2018
Total orders decreased by $0.5 million for the nine months ended September 30, 2019. U.S. orders decreased by $1.3 million, primarily due to a $1.6 million reduction in orders for warning systems, partially offset by a $0.3 million increase in orders for industrial signaling equipment. Non-U.S. orders increased by $0.8 million, largely due to improvements in orders for industrial signaling equipment and public safety products of $3.6 million and $2.7 million, respectively, which were partially offset by a $3.0 million reduction in orders for warning systems and an unfavorable foreign currency translation impact of $2.5 million.
Net sales increased by $2.3 million, or 1%, for the nine months ended September 30, 2019. U.S. sales increased by $0.6 million, primarily driven by improvements in sales of industrial signaling equipment and public safety products of $2.2 million and $0.7 million, respectively, which were partially offset by a $2.3 million reduction in sales of warning systems. Non-U.S. sales increased by $1.7 million, largely due to improvements in sales of industrial signaling equipment and public safety products of $3.6 million and $2.7 million, respectively, which were partially offset by a $2.1 million reduction in sales of warning systems and an unfavorable foreign currency translation impact of $2.5 million.

Cost of sales for the nine months ended September 30, 2019 decreased by $2.9 million, or 3%, largely due to favorable sales mix and a favorable foreign currency translation impact of $1.9 million, partially offset by higher sales volumes. Gross margin for the nine months ended September 30, 2019 improved to 39.4%, compared to 36.7% in the prior-year period, primarily due to benefits from pricing actions and improved sales mix in comparison to the prior-year period.
SEG&A expenses for the nine months ended September 30, 2019 increased by $0.7 million, or 2%. As a percentage of net sales, SEG&A expenses were 23.2%, largely unchanged in comparison to the prior-year period.
Operating income increased by $4.5 million for the nine months ended September 30, 2019. The increase was primarily attributable to the $5.2 million improvement in gross profit, partially offset by the $0.7 million increase in SEG&A expenses.
Backlog was $29.1 million at September 30, 2019, compared to $31.0 million at September 30, 2018.
Corporate Expenses
Corporate operating expenses for the three months ended September 30, 2019 were $5.9 million, largely unchanged from the prior-year quarter, with nominal reductions in general corporate expenses partially offsetting a $0.2 million increase in acquisition-related expenses.
Corporate operating expenses for the nine months ended September 30, 2019 were $22.5 million, compared to $20.3 million in the prior-year period. The increase was primarily driven by higher employee-related costs, post-employment expenses, and a $0.4 million increase in acquisition-related expenses, which were partially offset by lower expenses associated with hearing loss litigation.
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
The Company’s cash and cash equivalents totaled $35.9 million and $37.4 million as of September 30, 2019 and December 31, 2018, respectively. As of September 30, 2019, $18.3 million of cash and cash equivalents was held by foreign subsidiaries. Cash and cash equivalents held by subsidiaries outside the U.S. typically are held in the currency of the country in which it is located. This cash is used to fund the operating activities of our foreign subsidiaries and for further investment in foreign operations. Historically, we have considered such cash to be permanently reinvested in our foreign operations and our current plans do not demonstrate a need to repatriate such cash to fund U.S. operations. However, in the event that these funds are needed to fund U.S. operations or to satisfy U.S. obligations, they generally could be repatriated. The repatriation of these funds may cause us to incur additional U.S. income tax expense, dependent on income tax laws and other circumstances at the time any such amounts are repatriated. While the Company has no transition tax liability, the Company continues to assert that its undistributed earnings of certain foreign subsidiaries are indefinitely reinvested. The Company will continue to evaluate its U.S. and foreign cash needs and, as circumstances change, may change its assertion related to all or a portion of its undistributed foreign earnings.
In the nine months ended September 30, 2019, net cash of $58.6 million was provided by operating activities, compared to $71.8 million in the prior-year period. Higher earnings and a $7.1 million reduction in pension contributions were partially offset by a $7.2 million increase in income tax payments, investments in working capital and rental fleet, as well as higher incentive compensation payments in comparison to the prior year. In addition, the Company funded payments of $3.1 million relating to the 2016 JJE acquisition.

Net cash of $70.3 million was used for investing activities in the nine months ended September 30, 2019, compared to $7.1 million in the prior-year period. As discussed in Note 2 – Acquisitions, the Company paid an initial sum of $49.6 million (net of cash acquired) to acquire MRL. In addition, during the nine months ended September 30, 2018, the Company received $3.0 million as part of the finalization of certain post-closing adjustments in connection with the 2017 acquisition of Truck Bodies and Equipment International. Capital expenditures in the nine months ended September 30, 2019 and 2018 were $21.2 million and $10.1 million, respectively, with the increase largely related to the ongoing plant expansions at our Vactor and Rugby facilities.
Net cash of $10.5 million was provided by financing activities in the nine months ended September 30, 2019, whereas in the prior-year period, $66.6 million of net cash was used for financing activities. In the nine months ended September 30, 2019, primarily in relation to the funding of the acquisition of MRL, the Company’s net borrowings under its revolving credit facility increased by $37.5 million. In addition, the Company funded payments of $10.3 million relating to the 2016 JJE acquisition, paid cash dividends of $14.5 million, incurred $1.0 million of debt refinancing costs, repurchased $1.0 million of treasury stock, received $1.7 million of proceeds from stock-based compensation activity and redeemed $1.9 million of stock in order to remit funds to tax authorities to satisfy employees’ tax withholdings relating to stock compensation activity. In the nine months ended September 30, 2018, the Company paid down $53.6 million of debt, funded cash dividends of $13.8 million and received $1.1 million of proceeds from stock-based compensation activity.
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
The Company is subject to certain net leverage ratio and interest coverage ratio financial covenants under the 2019 Credit Agreement that are to be measured at each fiscal quarter-end. The Company was in compliance with all such covenants as of September 30, 2019.
As of September 30, 2019, there was $248.7 million of cash drawn and $11.3 million of undrawn letters of credit under the 2019 Credit Agreement, with $240.0 million of net availability for borrowings.
During the nine months ended September 30, 2019, the Company announced plans to expand the primary production facility of its Vactor Manufacturing, Inc. subsidiary. Over the course of the expansion project, the Company is expecting to invest up to $25 million, with approximately $15 million of expenditure currently expected in 2019. The Company anticipates that capital expenditures for 2019, excluding investment associated with the Vactor plant expansion, will be in the range of $15 million to $20 million.
Contractual Obligations and Off-Balance Sheet Arrangements
During the nine months ended September 30, 2019, there have been no material changes in the Company’s contractual obligations and off-balance sheet arrangements as described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
See Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. During the nine months ended September 30, 2019, there have been no significant changes in our exposure to market risk.

Item 4.	Controls and Procedures.
As required by Rule 13a-15 under the Exchange Act, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of September 30, 2019. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2019.
As a matter of practice, the Company’s management continues to review and document internal control and procedures for financial reporting. From time to time, the Company may make changes aimed at enhancing the effectiveness of the controls and ensuring that the systems evolve with the business. SEC guidance permits management to omit an assessment of internal control over financial reporting for an acquired business from management’s assessment of internal control over financial reporting for a period not to exceed one year from the date of the acquisition. During the three months ended September 30, 2019, the Company completed the acquisition of MRL. As of September 30, 2019, management has not yet fully assessed MRL’s internal control over financial reporting. Excluding the acquisition of MRL, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting during the three months ended September 30, 2019.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
The information set forth under the heading “Legal Proceedings” in Note 10 – Commitments and Contingencies to the accompanying condensed consolidated financial statements as included in Part I of this Form 10-Q is incorporated herein by reference.
Item 1A. Risk Factors.
There have been no material changes in the Company’s risk factors as described in Item 1A, Risk Factors, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, except that the Company entered into a new three-year collective bargaining agreement with the International Brotherhood of Electrical Workers, effective April 2019.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides a summary of the Company’s repurchase activity for its common stock during the three months ended September 30, 2019:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (a)
July 2019 (6/30/19 – 8/3/19)	—	$—	—	$29,198,155
August 2019 (8/4/19 – 8/31/19)	—	—	—	29,198,155
September 2019 (9/1/19 – 9/28/19)	—	—	—	29,198,155

(a)	On November 4, 2014, the Board authorized a stock repurchase program of up to $75.0 million of the Company’s common stock.

Item 3.	Defaults upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.

Other Events
On October 31, 2019, the Company issued a press release announcing its financial results for the three and nine months ended September 30, 2019. The presentation slides for the third quarter 2019 earnings call were also posted on the Company’s website at that time. The full text of the third quarter financial results press release and earnings presentation are attached hereto as Exhibits 99.1 and 99.2, respectively, to this Form 10-Q.

Item 6.	Exhibits.

3.1	Restated Certificate of Incorporation of the Company. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed April 30, 2010.

3.2	Amended and Restated By-laws of the Company. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed February 9, 2016.

10.1
Second Amended and Restated Credit Agreement, dated as of July 30, 2019, by and among the Company, and certain of its foreign subsidiaries, as Borrowers, Wells Fargo Bank, National Association, as administrative agent, swingline lender and issuing lender, JPMorgan Chase Bank, as syndication agent, KeyBank National Association, PNC Bank, National Association and SunTrust Bank, as documentation agents, Wells Fargo Securities, LLC and JP Morgan Chase Bank, N.A., as joint lead arrangers and joint bookrunners, and the other lenders and parties thereto. Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2019.

31.1	CEO Certification under Section 302 of the Sarbanes-Oxley Act.

31.2	CFO Certification under Section 302 of the Sarbanes-Oxley Act.

32.1	CEO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act.

32.2	CFO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act.

99.1	Third Quarter Financial Results Press Release, Dated October 31, 2019.

99.2	Third Quarter Earnings Call Presentation Slides.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.

SIGNATURE
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Signal Corporation

Date:	October 31, 2019	/s/ Ian A. Hudson
Ian A. Hudson
Senior Vice President and Chief Financial Officer (Principal Financial Officer)