Form 10-K
period 2019-12-31
FEDERAL SIGNAL CORP /DE/
filed 2020-02-27
CIK 277509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑
As of June 30, 2019, the aggregate market value of voting stock held by non-affiliates was $1,587,687,375. For purposes of the foregoing calculation only, executive officers and directors of the registrant have been deemed to be affiliates.
As of January 31, 2020, the number of shares outstanding of the registrant’s common stock was 60,582,953.
Documents Incorporated By Reference
Portions of the registrant’s definitive proxy statement for the 2020 Annual Meeting of Stockholders are incorporated by reference in Part III.

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

PART I
Item 1.    Business.
Federal Signal Corporation, founded in 1901, was reincorporated as a Delaware corporation in 1969. The Company designs, manufactures and supplies a suite of products and integrated solutions for municipal, governmental, industrial and commercial customers. The Company’s portfolio of products that it manufactures includes sewer cleaners, industrial vacuum loaders, vacuum- and hydro-excavation trucks (collectively, “safe-digging” trucks), street sweepers, road-marking and line-removal equipment, waterblasting equipment, dump truck bodies, trailers, and safety and security systems, including technology-based products and solutions for the public safety market. In addition, the Company engages in the sale of parts, service and repair, equipment rentals and training as part of a comprehensive aftermarket offering to its customers. The Company operates 15 principal manufacturing facilities in five countries and provides products and integrated solutions to customers in all regions of the world.
Narrative Description of Business
Products manufactured and supplied, and services rendered, by the Company are divided into two reportable segments: the Environmental Solutions Group and the Safety and Security Systems Group. The individual operating businesses are organized as such because they share certain characteristics, including technology, marketing, distribution and product application, which create long-term synergies. Corporate contains those items that are not included in the Company’s reportable segments.
Financial information concerning the Company’s two reportable segments for each of the three years in the period ended December 31, 2019, is included in Note 17 – Segment Information to the accompanying consolidated financial statements and is incorporated herein by reference. Information regarding the Company’s discontinued operations is included in Note 19 – Discontinued Operations to the accompanying consolidated financial statements and is incorporated herein by reference.
Environmental Solutions Group
The Company’s Environmental Solutions Group is a leading manufacturer and supplier of a full range of street sweepers, sewer cleaners, industrial vacuum loaders, safe-digging trucks, high-performance waterblasting equipment, dump truck bodies and trailers. The Group manufactures vehicles and equipment in the U.S. and Canada that are sold under the Elgin®, Vactor®, Guzzler®, TRUVACTM, WestechTM, Jetstream®, Ox Bodies®, Crysteel®, J-Craft®, Duraclass®, Rugby® and Travis® brand names. Products are sold to both municipal and industrial customers either through a dealer network or direct sales to service customers generally depending on the type and geographic location of the customer. The acquisition of substantially all of the assets and operations of Joe Johnson Equipment, Inc. and Joe Johnson Equipment (USA), Inc. (collectively, “JJE”) in 2016 extended the Environmental Solutions Group’s existing sales channel and increased the number of service centers through which its parts, service and rental offerings can be provided to current and potential customers. The acquisition of JJE also broadened the Environmental Solutions Group’s product offerings to include other products, such as refuse and recycling collection vehicles, camera systems, ice resurfacing equipment and snow-removal equipment. In addition to vehicle and equipment sales, the Group also engages in the sale of parts, service and repair, equipment rentals and training as part of a complete offering to its current and potential customers through its service centers located across North America.
Under the Elgin brand name, the Company sells a leading U.S. brand of street sweepers primarily designed for large-scale cleaning of curbed streets, parking lots and other paved surfaces utilizing mechanical sweeping, vacuum and recirculating air technology. Vactor is a leading manufacturer of equipment solutions for cleaning and maintaining sewers and catch basins. Under the TRUVAC brand name, introduced in 2019, the Company manufactures a range of premium vacuum- and hydro-excavation trucks designed to satisfy the safe-digging requirements of businesses or organizations that locate and verify underground utility lines and pipes. Guzzler is a leader in industrial vacuum loaders used to manage industrial waste or recover and recycle valuable raw materials. Westech is a manufacturer of high-quality, rugged vacuum-excavation trucks. Jetstream manufactures high-pressure waterblasting equipment and accessories for commercial and industrial cleaning and maintenance operations. The Company manufactures and sells dump truck bodies and trailers under the Ox Bodies, Crysteel, J-Craft, Duraclass, Rugby and Travis brand names.
In addition, as discussed in Note 2 – Acquisitions, on July 1, 2019, the Company completed the acquisition of substantially all of the assets and operations of Mark Rite Lines Equipment Company, Inc. (“MRL”), a U.S. manufacturer of truck-mounted and ride-on road-marking and line-removal equipment, including its wholly-owned subsidiary HighMark Traffic Services, Inc. The Company expects that MRL will provide an efficient entry into a new line of product offerings and access to new markets, and enable it to strengthen the Environmental Solutions Group’s market position as a specialty vehicle manufacturer in maintenance and infrastructure end-markets, leveraging its expertise in building chassis-based vehicles.

Safety and Security Systems Group
The Company’s Safety and Security Systems Group is a leading manufacturer and supplier of comprehensive systems and products that law enforcement, fire rescue, emergency medical services, campuses, military facilities and industrial sites use to protect people and property. Offerings include systems for community alerting, emergency vehicles, first responder interoperable communications and industrial communications. Specific products include public safety equipment, such as vehicle lightbars and sirens, industrial signaling equipment, public warning systems and general alarm/public address systems. Products are sold under the Federal SignalTM, Federal Signal VAMA® and Victor® brand names. The Group operates manufacturing facilities in the U.S., Europe and South Africa.
Marketing and Distribution
Depending primarily on the type and geographic location of the end-customer, the Environmental Solutions Group uses either a dealer network, including JJE, or direct sales to serve customers. The 2017 acquisition of Truck Bodies and Equipment International (“TBEI”) increased the number of dealers within the Company’s network and also added additional direct sales resources. The dealer network serves both municipal and industrial end-markets. Within municipal markets, the majority of the Company’s dealers operate exclusively in their assigned territory. In conjunction with selling vehicles to end-customers, dealer representatives demonstrate vehicle functionality and capability and provide vehicle service. In addition to selling products manufactured by the Company, JJE distributes and re-sells products manufactured by other companies. The Company believes its regional, national and global dealer networks for vehicles is a distinguishing factor from its competitors. The Environmental Solutions Group’s direct sales channel concentrates primarily on the industrial, utility and construction market segments, and the service centers provide post-sale service, ancillary parts and equipment rentals. The acquisition of JJE increased the number of service centers through which its parts, service and rental offerings can be provided to current and potential customers.
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
Customers and Backlog
No single customer accounted for 10% or more of the Company’s net sales in any year within the three-year period ended December 31, 2019. Of the $1,269.0 million total orders reported in 2019, approximately 34% were from U.S. municipal and governmental customers, 44% were from U.S. commercial and industrial customers and 22% were from non-U.S. customers.
The Company’s backlog totaled $386.9 million at December 31, 2019 compared to $337.7 million at December 31, 2018. The increase of $49.2 million, or 15%, was primarily due to continued strong demand for sewer cleaners and safe-digging trucks, as well as higher orders for road-marking and line-removal equipment and refuse trucks. Backlogs vary by group due to the nature of the Company’s products and the buying patterns of its customers. The Environmental Solutions Group typically experiences an average backlog of approximately three to six months of shipments. The Safety and Security Systems Group typically experiences an average backlog of approximately two months of shipments. Production of the Company’s December 31, 2019 backlog is expected to be substantially completed during 2020.
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
Competition
Within the Environmental Solutions Group, Elgin is recognized as a market leader among domestic sweeper competitors and differentiates itself primarily on product performance. The Vactor, TRUVAC and Guzzler brands each maintain a leading domestic position in their respective marketplaces by enhancing product performance with leading technology and application flexibility. Jetstream is a market leader in the in-plant cleaning segment of the U.S. waterblast industry, competing on product performance, rapid delivery and solutions services. JJE is a leading Canadian-based distributor of maintenance equipment for municipal and industrial markets. TBEI includes a portfolio of regional brands with market leadership positions in distinct geographies and product categories, differentiating itself with its broad regional distribution network, focus on customer responsiveness and operational expertise. MRL is a market-leading manufacturer of road-marking and line-removal equipment.
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
Employees
The Company employed approximately 3,600 people in its businesses at December 31, 2019, with the Company’s U.S. hourly workers accounting for approximately 54% of its total workforce. Approximately 15% of the Company’s U.S. hourly workers were represented by unions at December 31, 2019. The Company believes that its labor relations with its employees are good.
Governmental Regulation of the Environment
As part of its ongoing commitment to environmental, social and governance initiatives, the Company endeavors to establish environmentally-friendly policies and objectives, and believes that these actions are also consistent with cost-effective operating practices. With the application of these policies, the Company believes it complies with federal, state and local provisions that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment. Capital expenditures in 2019 attributable to compliance with such laws were not material. The Company also believes that the overall impact of compliance with environmental regulations will not have a material adverse effect on our financial position, results of operations or cash flow.
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

Executive Officers of the Registrant
The following is a list of the Company’s executive officers, including their ages, business experience and positions as of February 1, 2020:
Jennifer L. Sherman, age 55, was appointed President and Chief Executive Officer effective January 1, 2016. Ms. Sherman was also appointed to the Board of Directors effective January 1, 2016. Since joining the Company in 1994, Ms. Sherman has served in various roles of increasing responsibility, most recently as Senior Vice President and Chief Operating Officer from April 2014 to December 31, 2015. Ms. Sherman also previously served as Senior Vice President, Chief Administrative Officer, General Counsel and Secretary from 2010 to April 2014, Senior Vice President, Human Resources, General Counsel and Secretary from 2008 to 2010, and Vice President, General Counsel and Secretary from 2004 to 2008.
Daniel A. DuPré, age 63, was appointed Vice President, General Counsel and Secretary in November 2015. Mr. DuPré joined the Company in 2006, most recently serving as its Deputy General Counsel. Mr. DuPré previously held senior legal positions at Sears Holdings Corporation, Bank One Corporation, and Brunswick Corporation and served as an Assistant United States Attorney for the Northern District of Illinois.
Lauren B. Elting, age 38, was appointed Vice President and Corporate Controller in May 2018. Prior to joining the Company in January 2017, Ms. Elting worked at Ernst & Young LLP from 2004 to 2016, most recently as Senior Audit Manager.
Robert E. Fines, age 61, was appointed Vice President and General Manager of TBEI in June 2017, following the Company’s acquisition of TBEI, where Mr. Fines had served as Chief Executive Officer since 2008. Prior to joining TBEI, Mr. Fines held senior management positions at Kirtland Capital, Avery Dennison and GE Plastics.
Ian A. Hudson, age 43, was appointed Senior Vice President and Chief Financial Officer in October 2017. Mr. Hudson joined the Company in August 2013 as Vice President and Corporate Controller. Prior to joining the Company, Mr. Hudson served as Director of Accounting – Latin America and Asia Pacific at Groupon, Inc. from June 2012 to August 2013. Prior to that role, Mr. Hudson worked at Ernst & Young, LLP from 1998 to 2012, most recently as Senior Audit Manager.
Svetlana Vinokur, age 40, was appointed Vice President, Treasurer and Corporate Development in April 2015. Prior to joining the Company, Ms. Vinokur worked as Assistant Treasurer at Illinois Tool Works Inc. Prior to that role, Ms. Vinokur served as Finance Head of M&A Strategy at Mead Johnson Nutrition Company and as a senior associate for Robert W. Baird & Company’s Consumer and Industrial Investment Banking group. Ms. Vinokur started her career at Ford Motor Company, serving in various finance roles.
Mark D. Weber, age 62, was appointed Senior Vice President and Chief Operating Officer in January 2018, upon rejoining the Company after four years at Supreme Industries, Inc. (“Supreme”). Mr. Weber joined Supreme in May 2013 as President and Chief Executive Officer, serving in that capacity up to the sale of Supreme to Wabash National Corporation, which was completed in September 2017. Prior to joining Supreme, Mr. Weber worked for 17 years as an executive within the Company’s Environmental Solutions Group, including a decade as Group President.
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
In 2019, we generated approximately 78% of our net sales in the U.S. Our ability to be profitable depends heavily on varying conditions in the U.S. governmental and municipal markets, as well as the overall U.S. economy. The industrial markets in which we compete are subject to considerable cyclicality, and move in response to cycles in the overall business environment. Many of our customers are municipal government agencies, and as a result, we are dependent on municipal government spending. Spending by our municipal customers can be affected by federal, state and local political circumstances, budgetary constraints, changing priorities, actual or potential government shutdowns and other factors. The U.S. government and municipalities depend heavily on tax revenues as a source of spending and accordingly, there is a historical correlation that suggests a lag of one to two years between the condition of the U.S. economy and our sales to the U.S. government and municipalities. Therefore, downturns in the U.S. economy are likely to result in decreases in demand for our products. During previous economic downturns, we experienced decreases in sales and profitability, and we expect our business to remain subject to similar economic fluctuations in the future.
We have international operations that are subject to compliance with domestic and foreign laws and regulations, economic and political uncertainties and foreign currency rate fluctuations.
Our business is subject to fluctuations in demand and changing international economic, legal and political conditions that are beyond our control. In 2019, approximately 22% of our net sales were to customers outside the U.S. and we expect a significant portion of our revenues to come from international sales in the foreseeable future. Operating in the international marketplace exposes us to a number of risks, including the need to comply with U.S. and foreign laws and regulations applicable to our foreign operations, such as the Foreign Corrupt Practices Act, the United Kingdom (“U.K.”) Bribery Act and their counterparts in other foreign jurisdictions in which we operate, restrictive domestic and international trade regulations, and changes in these laws, regulations and policies by the U.S. and foreign governments. In addition, we may be exposed to risks associated with actual or threatened imposition of tariffs or trade barriers on our products or materials incorporated into our products, actual or threatened trade disputes, including so-called “trade wars,” political and economic instability in the jurisdictions in which we operate, foreign receivables collection risk, local labor market conditions, and, in some cases, international hostilities. The costs of compliance with these various laws, regulations and policies can be significant and penalties for non-compliance could significantly impact our business.
To the extent that our international operations are affected by adverse foreign economic or political conditions, we may experience disruptions and losses that could have a material impact on our financial position, results of operations or cash flow. To mitigate the risk of foreign receivables collection, we may obtain letters of credit from international customers to satisfy concerns regarding the collectability of amounts billed to customers.
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
Our business may be adversely affected if we are unable to renew our leases upon their expiration.
We lease from third parties approximately 58% of the square footage of the facilities utilized in our operations, including with respect to certain of our manufacturing plants and our sales, service, warehousing and office locations. If we are unable to renew the existing leases on terms acceptable to us, we may be forced to relocate the affected operations. Alternatively, we may decide to relocate operations. Relocation could result in material disruptions to our business (including potential changes to our workforce if the new location does not allow for our existing workforce to service it) and our incurrence of significant capital and other expenses, which in turn could have an adverse effect on our financial condition, results of operations or cash flow.
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
We may incur material losses and costs as a result of lawsuits or claims that may be brought against us which are related to product liability, warranty, product recalls, intellectual property, client service interruptions or other matters.
We are exposed to product liability and warranty claims in the normal course of business in the event that our products actually or allegedly fail to perform as expected, or the use of our products results, or is alleged to result, in bodily injury and/or property damage. For example, we have been sued by firefighters seeking damages claiming that exposure to our sirens has impaired their hearing and that the sirens are, therefore, defective. In addition, we are subject to other claims and litigation from time to time, as further described in the accompanying notes to our consolidated financial statements. We could experience material product liability or warranty costs in the future and incur significant costs to defend ourselves against these claims. While we carry insurance and maintain reserves for product liability claims, our insurance coverage may be inadequate if such claims do arise, and any defense costs and liability not covered by insurance could have a material adverse impact on our financial condition, results of operations or cash flow. A future claim could involve the imposition of punitive damages, the award of which, pursuant to state laws, may not be covered by insurance. In addition, warranty and certain other claims are not typically covered by insurance. Any product liability or warranty issues may adversely impact our reputation as a manufacturer of high-quality, safe products and may have a material adverse effect on our business.
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
We purchase from suppliers raw materials, component parts and finished goods to be used in the manufacturing and sale of our products. In addition, we may incorporate vehicle chassis provided directly by our customers in our production process. Although the vast majority of our raw materials and component parts are sourced domestically, certain of our suppliers are based overseas, and certain of our domestic suppliers may source subcomponents from overseas. Outbreaks of communicable diseases have been known to occur in certain of these international regions, resulting in public health crises. Changes in our relationships with suppliers, shortages in availability of materials, production delays, regulatory restrictions, public health crises, or other supply chain disruptions, whether due to our suppliers or customers, could have a material adverse effect on our ability to timely manufacture and market products. Increases in the costs of purchased raw materials, component parts or finished goods could result in manufacturing interruptions, delays, inefficiencies or our inability to market products. In addition, our profit margins would decrease if prices of purchased raw materials, component parts or finished goods increase and we are unable to pass on those increases to our customers.

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
We rely on national and global dealer networks to market certain of our products and services. As a result, our business with respect to these products and services is influenced by our ability to manage new and existing relationships with dealers. While we have relatively low turnover of dealers, from time to time, we or a dealer may choose to terminate the relationship as a result of difficulties that our dealers experience in operating their businesses due to economic conditions or other factors. While we do not believe our business is dependent on any single dealer, a disruption in our dealer network, or with a significant dealer, or within a specific market, could have an adverse impact on our business within the affected market. In addition, our dealers require adequate liquidity to finance their operations, including purchases of our products. Dealers are subject to numerous risks and uncertainties that could unfavorably affect their liquidity positions, including, among other things, continued access to adequate financing sources on a timely basis on reasonable terms. These sources of financing are vital to our ability to sell products through our dealer network. Deterioration in the liquidity or credit worthiness of our dealers could have a significant adverse effect on our business. From time to time, we may provide financing assistance to dealers or consider taking ownership positions. The loss or termination of a significant dealer, or a significant number of dealers, could cause difficulties in marketing and distributing our products and have an adverse effect on our business, financial condition, results of operations or cash flow.
Our business may be adversely impacted by work stoppages and other labor relations matters.
As a portion of our workforce is unionized, we are subject to risk of work stoppages and other labor relations matters. As of December 31, 2019, approximately 15% of our U.S. hourly workers were represented by labor unions and were covered by collective bargaining agreements with various unions. Any strikes, threats of strikes or other organized disruptions in connection with the negotiation of new labor agreements or other negotiations could materially adversely affect our business as well as impair our ability to implement further measures to reduce costs and improve production efficiencies. In addition, the stoppage of work for a prolonged period of time at one, or several, of our principal manufacturing facilities, due to public health concerns, or any other reason, could materially adversely affect our business.
Our pension funding requirements and expenses are affected by certain factors outside of our control, including the performance of plan assets, the discount rate used to value liabilities, actuarial assumptions and experience and legal and regulatory changes.
Our funding obligations and pension expense for our defined benefit pension plans are driven by the performance of assets set aside in trusts for these plans, the discount rate used to value the plans’ liabilities, actuarial assumptions and experience and legal and regulatory funding requirements. Changes in these factors could have an adverse impact on our financial condition, results of operations or cash flow. In addition, a portion of our pension plan assets are invested in equity securities, which can experience significant declines if financial markets weaken. The level of the funding of our defined benefit pension plan liabilities was approximately 84% as of December 31, 2019. Funding of the Company’s U.S. defined benefit pension plan is determined in accordance with guidelines set forth in the Employee Retirement Income Security Act. The current year funding status was impacted by a lower discount rate than in the prior year. Our future pension expenses and funding requirements could increase significantly due to the effect of adverse changes in the discount rate, asset values or the estimated expected return on plan assets. In addition, we could become legally required to make increased cash contributions to the pension plans, and these contributions could be material and negatively affect our cash flow.
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
As of December 31, 2019, goodwill and intangible assets represented 33% and 14% of total consolidated assets, respectively. Rental equipment and properties and equipment are long-lived assets, which also represented more than 5% of our total consolidated assets as of December 31, 2019. Goodwill and indefinite-lived intangible assets are tested for impairment annually, or more frequently if indicators of impairment exist. Definite-lived intangible assets and long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In evaluating the potential for impairment of goodwill, intangible assets and long-lived assets, we make assumptions regarding future operating performance, business trends, competition and market and general economic conditions. Such analyses further require us to make certain assumptions about our sales, operating margins, growth rates and discount rates. There are inherent uncertainties related to these factors. An impairment charge may result from, among other things, a significant decline in operating results, adverse market conditions, unfavorable changes in applicable laws or regulations, or a variety of other factors. Our total consolidated assets and results of operations for the applicable period could be materially adversely affected if any such charge is recorded.
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
Item 1B.    Unresolved Staff Comments.
None.

Item 2.    Properties.
As of December 31, 2019, the Company utilized 11 principal manufacturing plants located throughout the U.S., as well as two in Europe, one in Canada and one in South Africa. The Company also leases facilities within the U.S., Europe and Canada from which we provide sales, service and/or equipment rentals. As of December 31, 2019, the Company devoted approximately 1.9 million square feet to manufacturing and 0.9 million square feet to sales, service, warehousing and office space. Of the total square footage, approximately 81% is devoted to the Environmental Solutions Group and 19% to the Safety and Security Systems Group. Approximately 42% of the total square footage is owned by the Company with the remaining 58% being leased. Owned facilities are subject to lien under the Company’s Second Amended and Restated Credit Agreement dated July 30, 2019 (the “2019 Credit Agreement”).
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
Holders
As of January 31, 2020, there were 1,513 holders of record of the Company’s common stock.
Securities Authorized for Issuance under Equity Compensation
Information concerning the Company’s equity compensation plans is included under Item 12 of Part III of this Form 10-K.
Recent Sales of Unregistered Securities
There were no sales of unregistered securities by the Company during the year ended December 31, 2019.
Purchases of Equity Securities
The following table provides a summary of the Company’s repurchase activity for its common stock during the three months ended December 31, 2019:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (a)
October 2019 (9/29/19 - 11/2/19)	—	—	—	$29,198,155
November 2019 (11/3/19 - 11/30/19)	—	—	—	29,198,155
December 2019 (12/1/19 - 12/31/19)	—	—	—	29,198,155

(a)	On November 4, 2014, the Board authorized a stock repurchase program of up to $75.0 million of the Company’s common stock.

Performance Graph
The following graph compares the cumulative five-year total return to stockholders of the Company’s common stock relative to the cumulative total returns of the Russell 2000 index, the S&P Midcap 400 index and the S&P Industrials index. The graph assumes that the value of the investment in the Company’s common stock, and in each index, was $100 on December 31, 2014 and assumes reinvestment of all dividends through December 31, 2019.
Copyright© 2020 Russell Investment Group. All rights reserved.
Copyright© 2020 Standard & Poor’s, a division of S&P Global. All rights reserved.

	As of December 31,
	2014	2015	2016	2017	2018	2019
Federal Signal Corporation	$100.00	$104.34	$104.89	$137.19	$137.72	$225.72
Russell 2000	100.00	95.59	115.95	132.94	118.30	148.49
S&P Midcap 400	100.00	97.82	118.11	137.30	122.08	154.07
S&P Industrials	100.00	97.47	115.85	140.22	121.58	157.29
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

Item 6.    Selected Financial Data.
The following table summarizes selected financial information of the Company as of, and for each of the five years in the period ended, December 31, 2019:

	For the Years Ended December 31,
($ in millions, except per share data)	2019	2018	2017	2016	2015
Results of Operations:
Net sales	$1,221.3	$1,089.5	$898.5	$707.9	$768.0
Operating income (a) (b) (c) (d) (e)	147.1	121.5	73.6	60.8	107.4
Income from continuing operations (a) (b) (c) (d) (e)	108.4	93.7	60.5	39.4	65.8
Gain (loss) from discontinued operations and disposal, net of tax	0.1	0.3	1.1	4.4	(2.3)
Net income (a) (b) (c) (d) (e)	$108.5	$94.0	$61.6	$43.8	$63.5
Financial Position:
Capital expenditures	$35.4	$14.1	$8.0	$6.1	$9.6
Depreciation and amortization	41.5	36.4	30.0	19.1	12.3
Total assets	1,165.5	1,023.8	992.3	643.2	666.5
Total debt (f)	220.5	210.1	277.7	64.0	44.1
Common Stock Data:
Diluted earnings per share — continuing operations	$1.76	$1.53	$1.00	$0.64	$1.04
Cash dividends per common share	0.32	0.31	0.28	0.28	0.25
Weighted average shares outstanding — diluted (in millions)	61.6	61.2	60.4	61.2	63.4
Performance Measures:
Operating margin	12.0%	11.2%	8.2%	8.6%	14.0%
Adjusted EBITDA (g)	$191.3	$158.6	$111.5	$84.7	$118.2
Adjusted EBITDA margin (g)	15.7%	14.6%	12.4%	12.0%	15.4%
Other Data:
Total orders	$1,269.0	$1,173.2	$1,018.0	$674.4	$686.1
Backlog	386.9	337.7	257.5	137.0	171.3

(a)
2019 operating income includes acquisition and integration-related expenses of $2.5 million. 2019 income from continuing operations includes the after-tax effects of the acquisition and integration-related expenses, as well as a $0.8 million benefit from changes in state deferred tax valuation allowances.

(b)
2018 operating income includes acquisition and integration-related expenses of $1.5 million. 2018 income from continuing operations includes the after-tax effects of the acquisition and integration-related expenses, as well as an $8.6 million net benefit associated with tax planning strategies.

(c)
2017 operating income includes acquisition and integration-related expenses and restructuring charges of $2.7 million and $0.6 million, respectively. 2017 income from continuing operations includes the after-tax effects of the acquisition and integration-related expenses, restructuring charges and pension settlement charges of $6.1 million, as well as a $20.2 million net benefit from special tax items, primarily represented by the Company’s preliminary estimate of the impact of the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”), including the effect of the reduction in the corporate tax rate in the U.S.

(d)
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

(e)
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

(f)	Includes short-term borrowings, the current portion of long-term borrowings and finance lease obligations of $0.2 million, $0.2 million, $0.3 million, $0.5 million and $0.4 million, respectively.

(g)
The Company uses adjusted EBITDA and the ratio of adjusted EBITDA to net sales (“adjusted EBITDA margin”) as additional measures which are representative of its underlying performance and to improve the comparability of results across reporting periods. We believe that investors use versions of these metrics in a similar manner. For these reasons, the Company believes that adjusted EBITDA and adjusted EBITDA margin are meaningful metrics to investors in evaluating the Company’s underlying financial performance. Consolidated adjusted EBITDA is a non-GAAP measure that represents the total of income from continuing operations, interest expense, pension settlement charges, hearing loss settlement charges, debt settlement charges, acquisition and integration-related expenses, restructuring activity, executive severance costs, purchase accounting effects, other income/expense, income tax expense, and depreciation and amortization expense. Consolidated adjusted EBITDA margin is a non-GAAP measure that represents the total of income from continuing operations, interest expense, pension settlement charges, hearing loss settlement charges, debt settlement charges, acquisition and integration-related expenses, restructuring activity, executive severance costs, purchase accounting effects, other income/expense, income tax expense, and depreciation and amortization expense divided by net sales for the applicable period(s). Other companies may use different methods to calculate adjusted EBITDA and adjusted EBITDA margin. Effective January 1, 2019, the Company adopted the new lease accounting standard, which resulted in a change to the Company’s recognition of the deferred gain associated with historical sale lease-back transactions. Prior to 2019, the deferred gain, which initially totaled $29.0 million, was being recognized through the Consolidated Statement of Operations on a straight-line basis over the 15-year lease term. As a result, approximately $1.9 million of the deferred gain had been recognized each year since 2008. Effective in 2019, the Company no longer recognizes any portion of the gain through the Consolidated Statement of Operations, and recognized the remaining deferred gain balance, net of the related deferred tax asset, as a cumulative effect adjustment to opening retained earnings. To facilitate comparisons with prior periods, the Company has revised its previously-issued adjusted EBITDA and adjusted EBITDA margin to exclude the recognition of this deferred gain. The following table summarizes the Company’s consolidated adjusted EBITDA and adjusted EBITDA margin and reconciles income from continuing operations to consolidated adjusted EBITDA for each of the five years in the period ended December 31, 2019:

	For the Years Ended December 31,
($ in millions)	2019	2018	2017	2016	2015
Income from continuing operations	$108.4	$93.7	$60.5	$39.4	$65.8
Add:
Interest expense	7.9	9.3	7.3	1.9	2.3
Pension settlement charges	—	—	6.1	—	—
Hearing loss settlement charges	—	0.4	1.5	—	—
Debt settlement charges	—	—	—	0.3	—
Acquisition and integration-related expenses	2.5	1.5	2.7	1.4	—
Restructuring	—	—	0.6	1.7	0.4
Executive severance costs	—	—	0.7	—	—
Purchase accounting effects (a)	0.2	0.7	4.4	3.6	—
Other expense (income), net	0.6	0.6	(0.8)	1.8	5.2
Income tax expense	30.2	17.9	0.5	17.4	34.1
Depreciation and amortization	41.5	36.4	30.0	19.1	12.3
Adjusted EBITDA	$191.3	$160.5	$113.5	$86.6	$120.1
Less: Deferred gain recognition (b)	—	(1.9)	(2.0)	(1.9)	(1.9)
Adjusted EBITDA, as revised	$191.3	$158.6	$111.5	$84.7	$118.2

Net sales	$1,221.3	$1,089.5	$898.5	$707.9	$768.0

Adjusted EBITDA margin	15.7%	14.7%	12.6%	12.2%	15.6%
Adjusted EBITDA margin, as revised	15.7%	14.6%	12.4%	12.0%	15.4%

(a)	Purchase accounting effects represent the step-up in the valuation of equipment acquired in recent business combinations that was sold during the periods presented within.

(b)
Adjustment to exclude recognition of deferred gain associated with historical sale lease-back transactions. Effective in 2019, the Company will no longer recognize the gain due to the adoption of new lease accounting standard. See Note 4 – Leases for additional information.

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
Executive Summary
The Company is a leading global manufacturer and supplier of (i) vehicles and equipment for maintenance and infrastructure end-markets, including sewer cleaners, industrial vacuum loaders, safe-digging trucks, street sweepers, waterblasting equipment, road-marking and line-removal equipment, dump truck bodies and trailers and (ii) public safety equipment, such as vehicle lightbars and sirens, industrial signaling equipment, public warning systems and general alarm/public address systems. In addition, we engage in the sale of parts, service and repair, equipment rentals and training as part of a comprehensive aftermarket offering to our customer base. We operate 15 manufacturing facilities in five countries and provide products and integrated solutions to municipal, governmental, industrial and commercial customers in all regions of the world.
As described in Note 17 – Segment Information to the accompanying consolidated financial statements, the Company’s business units are organized in two reportable segments: the Environmental Solutions Group and the Safety and Security Systems Group.
During 2019, the Company continued to focus on executing against its key long-term objectives, including the following:

•	Creating disciplined growth;

•	Improving manufacturing efficiencies and costs;

•	Leveraging invested capital; and

•	Diversifying our customer base.
Highlights of the Company’s achievement against these objectives in 2019 include the following:

•
On July 1, 2019, we completed the acquisition of MRL, a leading U.S. manufacturer of truck-mounted and ride-on road-marking and line-removal equipment. The combination of MRL with the businesses in our Environmental Solutions Group, extends our platform providing municipal and industrial customers with a complete suite of maintenance and infrastructure equipment and supporting solutions.

•	On a consolidated basis, we reported a 110-basis point year-over-year improvement in our adjusted EBITDA* margin, delivering returns towards the high end of our target range.

•
Both our Environmental Solutions Group and our Safety and Security Systems Group reported improvement in net sales and earnings, delivering adjusted EBITDA margins* at or above the high end of our target ranges.

•
We have continued to focus on new product development and are encouraged that these efforts will provide additional opportunities to further diversify our customer base, penetrate new end-markets or gain access to new geographic regions.

•
Our eighty-twenty improvement (“ETI”) initiatives remain a critical part of our culture and we continue to focus on reducing product costs and improving manufacturing efficiencies across all our businesses.

•
On July 30, 2019, we refinanced our credit agreement, increasing our revolving credit facility to $500 million, with the potential to increase the facility by an additional $250 million for acquisitions. The new five-year facility also includes improved pricing and more favorable terms compared to the prior agreement.

•
With our strong balance sheet, positive operating cash flow and increased capacity under our new revolving credit facility, we are well positioned to continue to invest in internal growth initiatives, pursue strategic acquisitions and consider ways to return value to stockholders.

•
During the year, we announced the expansion of our Vactor production facility in Streator, Illinois. We are making good progress on the building construction and our efforts to hire up to 90 new employees at the facility.

•
During the year, we demonstrated our commitment to returning value to stockholders by paying cash dividends of $19.3 million in 2019, increased from $18.7 million in 2018, and spending $1.0 million repurchasing shares under our authorized repurchase program.

Our consolidated financial results in 2019 reflected year-over-year improvement in many areas, driven by both organic growth initiatives and benefits from our recent acquisitions:

•	Net sales for the year ended December 31, 2019 increased by $131.8 million, or 12%, to $1,221.3 million, with organic sales growth of approximately 8%.

•	Operating income for the year ended December 31, 2019 increased by $25.6 million, or 21%, to $147.1 million.

•
Adjusted EBITDA* for the year ended December 31, 2019 was $191.3 million, up $32.7 million, or 21%, and our adjusted EBITDA margin* for the year ended December 31, 2019 was 15.7%, up from 14.6% in 2018.

•
Income from continuing operations for the year ended December 31, 2019 was $108.4 million, up $14.7 million, or 16%, from $93.7 million in the prior year. This equated to diluted earnings per share of $1.76, up 15% from $1.53 per share last year.

•	Cash flow from continuing operating activities for the year ended December 31, 2019 was $103.4 million, an increase of $10.6 million, or 11%.

•	Total orders for the year ended December 31, 2019 were $1,269.0 million, an increase of $95.8 million, or 8%.

•	Our consolidated backlog at December 31, 2019 was $386.9 million, up $49.2 million, or 15%, from $337.7 million at December 31, 2018.
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

Results of Operations
The following table summarizes our Consolidated Statements of Operations as of, and for the years ended, December 31, 2019, 2018 and 2017, and illustrates the key financial indicators used to assess our consolidated financial results:

	For the Years Ended December 31,			Change
($ in millions, except per share data)	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
Net sales	$1,221.3	$1,089.5	$898.5	$131.8	$191.0
Cost of sales	898.5	807.4	677.3	91.1	130.1
Gross profit	322.8	282.1	221.2	40.7	60.9
Selling, engineering, general and administrative expenses	173.2	159.1	144.3	14.1	14.8
Acquisition and integration-related expenses	2.5	1.5	2.7	1.0	(1.2)
Restructuring	—	—	0.6	—	(0.6)
Operating income	147.1	121.5	73.6	25.6	47.9
Interest expense	7.9	9.3	7.3	(1.4)	2.0
Pension settlement charges	—	—	6.1	—	(6.1)
Other expense (income), net	0.6	0.6	(0.8)	—	1.4
Income before income taxes	138.6	111.6	61.0	27.0	50.6
Income tax expense	30.2	17.9	0.5	12.3	17.4
Income from continuing operations	108.4	93.7	60.5	14.7	33.2
Gain from discontinued operations and disposal, net of tax	0.1	0.3	1.1	(0.2)	(0.8)
Net income	$108.5	$94.0	$61.6	$14.5	$32.4
Other data:
Operating margin	12.0%	11.2%	8.2%	0.8%	3.0%
Adjusted EBITDA (a)	$191.3	$158.6	$111.5	$32.7	$47.1
Adjusted EBITDA margin (a)	15.7%	14.6%	12.4%	1.1%	2.2%
Diluted earnings per share — Continuing operations	$1.76	$1.53	$1.00	$0.23	$0.53
Total orders	1,269.0	1,173.2	1,018.0	95.8	155.2
Backlog	386.9	337.7	257.5	49.2	80.2
Depreciation & amortization	41.5	36.4	30.0	5.1	6.4

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

Year ended December 31, 2019 vs. year ended December 31, 2018
Net sales
Net sales increased by $131.8 million, or 12%, for the year ended December 31, 2019, compared to the prior year. Within the Environmental Solutions Group, net sales increased by $129.4 million, or 15%, primarily due to a $39.7 million contribution from MRL, and increases in shipments of safe-digging trucks, street sweepers, and dump truck bodies of $38.1 million, $18.0 million, and $11.9 million, respectively. In addition, aftermarket revenues increased by $15.9 million, represented by higher rental income and improved parts and service sales. Within the Safety and Security Systems Group, net sales increased by $2.4 million, or 1%, primarily due to improvements in industrial signaling equipment and public safety products of $6.6 million and $1.4 million, respectively, partially offset by a $2.7 million reduction in sales of warning systems and an unfavorable foreign currency translation impact of $2.9 million.
Cost of sales
For the year ended December 31, 2019, cost of sales increased by $91.1 million, or 11%, compared to the prior year, largely due to an increase of $94.6 million, or 14%, within the Environmental Solutions Group, primarily attributable to increased sales volumes, additional cost of sales from the MRL acquisition, higher material costs, and a $4.6 million increase in depreciation expense, partially offset by a $0.4 million reduction in purchase accounting expenses. This increase was partially offset by a decrease in cost of sales of $3.5 million, or 2%, within the Safety and Security Systems Group, largely due to favorable sales mix and a favorable foreign currency translation impact of $2.1 million, partially offset by higher sales volumes.
Gross profit
For the year ended December 31, 2019, gross profit increased by $40.7 million, or 14%, compared to the prior year, primarily due to improvements of $34.8 million and $5.9 million within the Environmental Solutions Group and the Safety and Security Systems Group, respectively. Gross margin for the year ended December 31, 2019 was 26.4%, compared to 25.9% in the prior year, primarily driven by improvements within the Safety and Security Group and Environmental Solutions Group of 220 basis points and 50 basis points, respectively. Margin improvements were primarily attributable to improved operating leverage, benefits from pricing actions and favorable sales mix.
Selling, engineering, general and administrative expenses
For the year ended December 31, 2019, selling, engineering, general and administrative (“SEG&A”) expenses increased by $14.1 million, or 9%, primarily due to increases within the Environmental Solutions Group and the Safety and Security Systems Group of $8.2 million and $1.4 million, respectively. In addition, Corporate SEG&A expenses increased by $4.5 million. As a percentage of net sales, SEG&A expenses decreased from 14.6% in the prior year, to 14.2% in the current year.
Operating income
Operating income for the year ended December 31, 2019 increased by $25.6 million, or 21%, to $147.1 million, compared to the prior year. Within the Environmental Solutions Group, operating income for the year ended December 31, 2019 increased by $26.4 million, or 23%, largely due to higher sales volumes and improved operating leverage, as well as a $3.6 million contribution from MRL. Within the Safety and Security Systems Group, operating income for the year ended December 31, 2019 increased by $4.5 million, or 13%, largely due to benefits from pricing actions and improved sales mix, while Corporate expenses increased by $5.3 million. Consolidated operating margin for the year ended December 31, 2019 was 12.0%, compared to 11.2% in the prior year.
Interest expense
Interest expense for the year ended December 31, 2019 decreased by $1.4 million, or 15%, compared to the prior year, largely due to lower average debt levels and the effects of a reduction in the Company’s interest rate resulting from the refinancing of its revolving credit facility.
Other expense (income), net
For the year ended December 31, 2019, Other expense (income), net, totaled $0.6 million of expense, largely due to the recognition of $0.9 million of net periodic pension expense. For the year ended December 31, 2018, Other expense (income), net, totaled $0.6 million of expense, largely due to $0.4 million of net periodic pension expense and foreign currency transaction losses.
Income tax expense
The Company recognized income tax expense of $30.2 million for the year ended December 31, 2019, compared to $17.9 million for the year ended December 31, 2018. The increase in income tax expense in the current year was primarily due to higher earnings and the non-recurrence of an $8.6 million tax planning benefit which was recognized in the prior year, partially offset by the recognition of a $0.8 million tax benefit from the release of state deferred tax valuation allowance, and a $0.8 million increase in excess tax benefits from stock compensation activity. The Company’s effective tax rate for the year ended December 31, 2019 was 21.8%, compared to 16.0% in 2018. For further discussion, see Note 10 – Income Taxes to the accompanying consolidated financial statements.
Income from continuing operations
Income from continuing operations was $108.4 million for the year ended December 31, 2019, up $14.7 million, or 16%, compared to the prior year, largely due to the improved operating income and the $1.4 million reduction in interest expense, partially offset by the $12.3 million increase in income tax expense.

Year ended December 31, 2018 vs. year ended December 31, 2017
Net sales
Net sales for the year ended December 31, 2018 increased by $191.0 million, or 21%, compared to the year ended December 31, 2017. Within the Environmental Solutions Group, net sales increased by $170.9 million, or 25%, largely due to $98.1 million of incremental net sales resulting from the 2017 acquisition of TBEI and organic sales growth of $72.8 million, or 12%. The organic growth was primarily due to improved shipments of vacuum trucks and sewer cleaners, in addition to higher aftermarket revenues, represented by increases in rental income, parts and services revenues and sales of used equipment. These improvements included benefits from pricing actions and were partially offset by lower sales of products manufactured by other companies, such as refuse trucks. In the Safety and Security Systems Group, net sales increased by $20.1 million, or 10%, primarily due to higher sales into global public safety markets and improved international sales of outdoor warning systems.
Cost of sales
For the year ended December 31, 2018, cost of sales increased by $130.1 million, or 19%, compared to the year ended December 31, 2017, largely due to an increase of $117.1 million, or 21%, within the Environmental Solutions Group, primarily driven by increased sales volumes, the effects of a full-year of TBEI activity in 2018 compared with seven months in 2017, higher material costs and a $3.7 million increase in depreciation expense, partially offset by a $3.7 million reduction in purchase accounting expenses. Within the Safety and Security Systems Group, cost of sales increased by $13.0 million, or 10%, largely driven by higher sales volumes and unfavorable foreign currency translation effects.
Gross profit
For the year ended December 31, 2018, gross profit increased by $60.9 million, or 28%, compared to the year ended December 31, 2017, primarily due to improvements of $53.8 million and $7.1 million within the Environmental Solutions Group and the Safety and Security Systems Group, respectively. Gross margin for the year ended December 31, 2018 was 25.9%, compared to 24.6% for the year ended December 31, 2017, primarily driven by a 210 basis point gross margin improvement within the Environmental Solutions Group, associated with improved operating leverage, benefits from actions taken in response to higher commodity costs, favorable sales mix and the reduction in purchase accounting expenses, described above, partially offset by the higher depreciation expense.
Selling, engineering, general and administrative expenses
For the year ended December 31, 2018, SEG&A expenses increased by $14.8 million, or 10%, primarily represented by a $13.2 million increase within the Environmental Solutions Group, largely the result of the addition of expenses of associated with the TBEI acquisition, including an increase in amortization expense of $3.2 million. SEG&A expenses within the Safety and Security Systems Group increased by $0.6 million, primarily due to higher expenses associated with new product development and other growth initiatives, while corporate SEG&A expenses increased by $1.0 million. As a percentage of net sales, SEG&A expenses decreased from 16.1% in the year ended December 31, 2017, to 14.6% in the year ended December 31, 2018.
Operating income
Operating income for the year ended December 31, 2018 increased by $47.9 million, or 65%, to $121.5 million, compared to the year ended December 31, 2017. Within the Environmental Solutions Group, operating income for the year ended December 31, 2018 increased by $40.6 million, or 56%, with higher sales volumes, improved operating leverage and an incremental operating income contribution of $9.5 million from TBEI, associated with including a full-year of activity in 2018, compared to only seven months in 2017. TBEI’s operating income contribution in 2018 included the effects of amortization expense on intangible assets acquired, which contributed to an increase in depreciation and amortization expense of $6.9 million. Within the Safety and Security Systems Group, operating income for the year ended December 31, 2018 increased by $7.1 million, or 26%, while corporate expenses decreased by $0.2 million, primarily driven by a $1.2 million decrease in acquisition and integration-related expenses, reductions in hearing loss litigation and post-employment expenses and the absence of $0.7 million in executive severance costs, partially offset by higher employee incentive and stock compensation costs. Consolidated operating margin for the year ended December 31, 2018 was 11.2%, compared to 8.2% in the year ended December 31, 2017.
Interest expense
Interest expense for the year ended December 31, 2018 increased by $2.0 million, or 27%, compared to the year ended December 31, 2017, largely due to higher average debt levels following the acquisition of TBEI in June 2017.

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
Income tax expense
The Company recognized income tax expense of $17.9 million for the year ended December 31, 2018, compared to $0.5 million for the year ended December 31, 2017. The increase in income tax expense was primarily due to higher earnings, and the impact of certain special tax items in the year ended December 31, 2017, which did not repeat in 2018. In addition, during the year ended December 31, 2018, the Company recognized a tax benefit of $8.6 million associated with the completion of a tax planning strategy in Spain, which is expected to reduce cash tax payments in that jurisdiction over the next several years. Tax expense for the year ended December 31, 2017 was lower than in 2018, largely due to the recognition of a $23.0 million net tax benefit associated with the revaluation of the Company’s net deferred tax liabilities in the U.S. following the reduction of the federal corporate tax rate included in the 2017 Tax Act. This benefit was partially offset by a $2.2 million net increase in valuation allowance, inclusive of a $3.0 million valuation allowance recorded against the Company’s foreign tax credits as a result of the enactment of the 2017 Tax Act, the recognition of $0.6 million of additional tax expense associated with a change in the state tax rate in Illinois, and additional taxes resulting from higher pre-tax earnings. The Company’s effective tax rate for the year ended December 31, 2018 was 16.0%, compared to 0.8% in 2017. The 2018 effective tax rate included the effects of the benefit from the tax planning strategy, whereas the 2017 effective tax rate included the aforementioned impacts resulting from the 2017 Tax Act.
Income from continuing operations
Income from continuing operations was $93.7 million for the year ended December 31, 2018, compared with $60.5 million in the year ended December 31, 2017, largely due to the improved operating income and the absence of $6.1 million in pension settlement charges incurred in the year ended December 31, 2017, partially offset by the $17.4 million increase in income tax expense, the $2.0 million increase in interest expense and the $1.4 million reduction in other income.
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
Orders & Backlog

($ in millions)	2019	2018	2017
Total orders	$1,269.0	$1,173.2	$1,018.0
Change in orders year-over-year	8.2%	15.2%	50.9%
Change in U.S. municipal and government orders year-over-year	1.4%	3.5%	18.3%
Change in U.S. industrial and commercial orders year-over-year	11.0%	28.5%	139.6%
Change in non-U.S. orders year-over-year	13.9%	8.4%	21.2%
Backlog	$386.9	$337.7	$257.5
Change in backlog year-over-year	14.6%	31.1%	88.0%
On the date of acquisition, MRL had a backlog of orders from its customers of $26.7 million. These acquired orders were included in total orders reported for the year ended December 31, 2019.
On the date of acquisition, TBEI had a backlog of orders from its customers of $44.8 million. These acquired orders were included in total orders reported for the year ended December 31, 2017.

Year ended December 31, 2019 vs. year ended December 31, 2018
Total orders for the year ended December 31, 2019 were $1,269.0 million, an increase of $95.8 million, or 8%, compared to the prior year. The Environmental Solutions Group reported total orders of $1,038.0 million in 2019, an increase of $92.2 million, or 10%, compared to the prior year. The improvement was driven by incremental orders of $56.8 million related to the acquisition of MRL and organic growth of $35.4 million, or 4%, which was largely the result of improved orders for safe-digging trucks, refuse trucks, and dump truck bodies, as well as higher aftermarket demand, partially offset by reductions in orders for industrial vacuum loaders and trailers. Within the Safety and Security Systems Group, orders increased by $3.6 million, or 2%, compared to the prior year, primarily driven by improvements in orders for industrial signaling equipment.
U.S. municipal and governmental orders increased by $6.0 million, or 1%, due to a $8.1 million improvement within the Environmental Solutions Group, primarily due to the acquisition of MRL, which contributed $15.9 million of orders, a $4.6 million improvement in orders for dump truck bodies, and a $2.0 million increase in aftermarket demand. These improvements were partially offset by decreases in orders for sewer cleaners and street sweepers of $7.6 million and $7.1 million, respectively. Within the Safety and Security Systems Group, there was a $2.1 million order reduction, mainly due to a $4.9 million decrease in orders for public safety products, partially offset by a $2.8 million improvement in orders for warning systems.
U.S. industrial and commercial orders increased by $54.7 million, or 11%, largely driven by a $52.5 million increase within the Environmental Solutions Group, primarily related to the acquisition of MRL, which contributed $39.0 million of orders. In addition, aftermarket demand increased by $8.1 million, and orders for safe-digging trucks and sewer cleaners improved by $17.7 million and $7.4 million, respectively. These increases were partially offset by reductions in orders for industrial vacuum loaders, trailers, street sweepers, and dump truck bodies of $8.7 million, $5.6 million, $2.4 million, and $1.4 million, respectively. Within the Safety and Security Systems Group, industrial orders increased by $2.2 million, largely due to increases in orders for public safety products and industrial signaling equipment of $2.7 million and $0.8 million, respectively, partially offset by a $1.3 million decrease in orders for warning systems.
Non-U.S. orders increased by $35.1 million, or 14%, largely due to a $31.6 million increase within the Environmental Solutions Group, primarily due to increases in orders for refuse trucks, safe-digging trucks, and street sweepers of $14.3 million, $11.6 million and $7.7 million, respectively. In addition, the acquisition of MRL contributed $1.9 million of orders, and aftermarket demand increased by $5.1 million. Partially offsetting these improvements were reductions in orders for industrial vacuum loaders, snow removal trucks, and sewer cleaners of $5.7 million, $2.0 million, and $1.7 million, respectively. Orders within the Safety and Security Systems Group increased by $3.5 million, largely due to improvements in orders for industrial signaling equipment and public safety products of $5.9 million and $5.3 million, respectively, partially offset by a $4.7 million reduction in orders for warning systems and an unfavorable foreign currency translation impact of $3.0 million.
Year ended December 31, 2018 vs. year ended December 31, 2017
Total orders for the year ended December 31, 2018 were $1,173.2 million, an increase of $155.2 million, or 15%, compared to the year ended December 31, 2017. The Environmental Solutions Group reported total orders of $945.8 million in 2018, an increase of $139.5 million, or 17%, compared to the year ended December 31, 2017. The improvement was driven by incremental orders of $66.2 million related to the inclusion of TBEI orders for a full year in 2018 versus seven months in 2017, and organic order growth of approximately $73.3 million, or 11%. The organic growth was largely the result of improved orders for vacuum trucks, sewer cleaners, street sweepers and waterblasting equipment, as well as higher aftermarket demand, representing increased orders for parts, service, used and rental equipment. These improvements were partially offset by a reduction in refuse truck orders. Within the Safety and Security Systems Group, orders increased by $15.7 million compared to the year ended December 31, 2017, primarily driven by a $14.9 million improvement in global orders for public safety products.
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
Backlog
Backlog was $386.9 million at December 31, 2019 as compared to $337.7 million at December 31, 2018. The increase of $49.2 million, or 15%, was primarily due to a $47.3 million increase in backlog within the Environmental Solutions Group, primarily due to continued strong demand for sewer cleaners and safe-digging trucks, as well as higher orders for road-marking and line-removal equipment and refuse trucks. In addition, backlog within the Safety and Security Systems Group improved by $1.9 million, primarily due to increased international orders for public safety products.
Environmental Solutions
The following table summarizes the Environmental Solutions Group’s operating results as of, and for the years ended, December 31, 2019, 2018 and 2017:

	For the Years Ended December 31,			Change
($ in millions)	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
Net sales	$992.9	$863.5	$692.6	$129.4	$170.9
Operating income	139.4	113.0	72.4	26.4	40.6
Other data:
Operating margin	14.0%	13.1%	10.5%	0.9%	2.6%
Total orders	$1,038.0	$945.8	$806.3	$92.2	$139.5
Backlog	357.6	310.3	231.1	47.3	79.2
Depreciation and amortization	38.1	32.6	25.7	5.5	6.9
Year ended December 31, 2019 vs. year ended December 31, 2018
Total orders increased by $92.2 million, or 10%, for the year ended December 31, 2019. U.S. orders increased by $60.6 million, or 8%, primarily due to the acquisition of MRL which contributed $54.9 million of orders, as well as increases in orders for safe-digging trucks and dump truck bodies of $17.8 million and $3.2 million, respectively. Additionally, aftermarket orders improved by $10.1 million. Partially offsetting these improvements were reductions in orders for street sweepers, industrial vacuum loaders, and trailers of $9.5 million, $8.7 million, and $5.6 million, respectively. Non-U.S. orders increased by $31.6 million, or 19%, primarily due to increases in orders for refuse trucks, safe-digging trucks, and street sweepers of $14.3 million, $11.6 million and $7.7 million, respectively. In addition, the acquisition of MRL contributed $1.9 million of orders, and aftermarket demand increased by $5.1 million. Partially offsetting these improvements were reductions in orders for industrial vacuum loaders, snow removal trucks, and sewer cleaners of $5.7 million, $2.0 million, and $1.7 million, respectively.
Net sales increased by $129.4 million, or 15%, for the year ended December 31, 2019. U.S. sales increased by $103.9 million, or 15%, primarily due to a $38.8 million contribution from MRL, and increases in sales of safe-digging trucks, dump truck bodies, street sweepers, waterblasting equipment, and sewer cleaners of $29.1 million, $12.3 million, $10.1 million, $4.2 million, and $3.6 million, respectively. In addition, aftermarket revenues increased by $10.4 million, represented by higher rental income and improved parts and service sales. Partially offsetting these increases was a $5.2 million reduction in sales of trailers. Non-U.S. sales increased by $25.5 million, or 16%, primarily due to increases in sales of safe-digging trucks, street sweepers, and sewer cleaners of $9.0 million, $7.9 million, and $6.4 million, respectively. In addition, the MRL acquisition contributed $0.9 million of incremental sales and aftermarket revenues increased by $5.5 million. Partially offsetting these increases were reductions in shipments of snow removal trucks and waterblasting equipment of $2.6 million and $1.9 million, respectively.

Cost of sales increased by $94.6 million, or 14%, for the year ended December 31, 2019, primarily attributable to increased sales volumes, additional cost of sales from the MRL acquisition, higher material costs, and a $4.6 million increase in depreciation expense, partially offset by a $0.4 million reduction in purchase accounting expenses. Gross margin improved to 23.4% from 22.9% in the prior-year period, primarily due to improved operating leverage, benefits from pricing actions, and favorable sales mix.
SEG&A expenses increased by $8.2 million, or 10%, for the year ended December 31, 2019, largely due to the addition of expenses of businesses acquired in the current year, higher employee-related costs and a $0.8 million increase in amortization expense. As a percentage of net sales, SEG&A expenses decreased from 9.7% in the prior year, to 9.3% in the current year.
Operating income for the year ended December 31, 2019 increased by $26.4 million, or 23%, largely due to a $34.8 million increase in gross profit, partially offset by the $8.2 million increase in SEG&A expenses and a $0.2 million increase in acquisition-related expenses.
Backlog was $357.6 million at December 31, 2019, up 15% compared to $310.3 million at December 31, 2018. The increase is primarily due to continued strong demand for sewer cleaners and safe-digging trucks, as well as higher orders for road-marking and line-removal equipment and refuse trucks.
Year ended December 31, 2018 vs. year ended December 31, 2017
Total orders increased by $139.5 million, or 17%, for the year ended December 31, 2018. U.S. orders increased by $131.7 million, largely due to the 2017 acquisition of TBEI, which contributed an increase in orders of $64.4 million in a full-year in 2018. The organic growth in the U.S. of $67.3 million was largely driven by improvements in orders for vacuum trucks and sewer cleaners of $49.6 million and $12.4 million, respectively. In addition, aftermarket demand, representing orders for parts, service, used and rental equipment, improved by $9.3 million. Non-U.S. orders increased by $7.8 million, primarily due to improvements in orders for vacuum trucks, sewer cleaners, street sweepers, and waterblasting equipment of $11.3 million, $6.8 million, $4.4 million and $2.1 million, respectively. In addition, aftermarket orders improved by $7.3 million. Partially offsetting these improvements was a $23.0 million decrease in refuse truck orders.
Net sales increased by $170.9 million, or 25%, for the year ended December 31, 2018. U.S. sales increased by $167.4 million, or 31%, primarily due to the inclusion of five more months of TBEI results in 2018, accounting for $97.0 million of the sales increase, as well as increases in shipments of vacuum trucks and sewer cleaners of $37.9 million and $28.8 million, respectively. In addition, aftermarket revenues improved by $3.4 million, primarily represented by increased parts and service revenues and rental income. Non-U.S. sales increased by $3.5 million, or 2%, primarily due to a $12.4 million improvement in aftermarket revenue, represented by higher parts and service revenues, rental income and used equipment sales, as well as a $6.6 million increase in vacuum truck shipments. The acquisition of TBEI also contributed $1.1 million of incremental sales. Partially offsetting these improvements was a $16.1 million reduction in sales of products manufactured by other companies, such as refuse trucks.
Cost of sales increased by $117.1 million, or 21%, for the year ended December 31, 2018, primarily attributable to increased sales volumes, the effects of a full year of TBEI activity in 2018 compared with seven months in 2017, higher material costs and a $3.7 million increase in depreciation expense, partially offset by a $3.7 million reduction in purchase accounting expenses. Gross margin for the year ended December 31, 2018 increased to 22.9% from 20.8% in 2017, primarily due to improved operating leverage, benefits from pricing actions taken in response to higher commodity costs, favorable sales mix and the reduction in purchase accounting expenses, partially offset by the higher depreciation expense.
SEG&A expenses increased by $13.2 million, or 19%, for the year ended December 31, 2018, largely due to the addition of expenses associated with the TBEI acquisition, including an increase in amortization expense of $3.2 million. As a percentage of net sales, SEG&A expenses decreased from 10.2% in the year ended December 31, 2017, to 9.7% in the year ended December 31, 2018.
Operating income for the year ended December 31, 2018 increased by $40.6 million, or 56%, largely due to a $53.8 million increase in gross profit, partially offset by the $13.2 million increase in SEG&A expenses.
Backlog was $310.3 million at December 31, 2018, up 34% compared to $231.1 million at December 31, 2017. The increase is primarily due to the effects of improved demand for vacuum trucks, sewer cleaners and street sweepers in the U.S.

Safety and Security Systems
The following table summarizes the Safety and Security Systems Group’s operating results as of, and for the years ended, December 31, 2019, 2018 and 2017:

	For the Years Ended December 31,			Change
($ in millions)	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
Net sales	$228.4	$226.0	$205.9	$2.4	$20.1
Operating income	38.6	34.1	27.0	4.5	7.1
Other data:
Operating margin	16.9%	15.1%	13.1%	1.8%	2.0%
Total orders	$231.0	$227.4	$211.7	$3.6	$15.7
Backlog	29.3	27.4	26.4	1.9	1.0
Depreciation and amortization	3.3	3.7	4.1	(0.4)	(0.4)
Year ended December 31, 2019 vs. year ended December 31, 2018
Total orders increased by $3.6 million or 2%, for the year ended December 31, 2019. U.S. orders increased by $0.1 million compared to the prior year, primarily driven by improvements in orders for warning systems and industrial signaling equipment of $1.5 million and $0.8 million, respectively, partially offset by a $2.2 million decrease in orders for public safety products. Non-U.S. orders increased by $3.5 million, or 4%, largely due to improvements in orders for industrial signaling equipment and public safety products of $5.9 million and $5.3 million, respectively, partially offset by a $4.7 million reduction in orders for warning systems and an unfavorable foreign currency translation impact of $3.0 million.
Net sales increased by $2.4 million, or 1%, for the year ended December 31, 2019. U.S. sales increased by $0.9 million, or 1%, primarily due to improvements in sales of industrial signaling equipment and warning systems of $1.4 million and $1.0 million, respectively, partially offset by a $1.5 million reduction in sales of public safety products. Non-U.S. sales increased by $1.5 million, or 2%, primarily due to improvements in sales of industrial signaling equipment and public safety products of $5.2 million and $2.9 million, respectively, which were partially offset by a $3.7 million reduction in sales of warning systems and an unfavorable foreign currency translation impact of $2.9 million.
Cost of sales decreased by $3.5 million, or 2%, for the year ended December 31, 2019, largely due to favorable sales mix and a favorable foreign currency translation impact of $2.1 million, partially offset by higher sales volumes. Gross margin for the year ended December 31, 2019 improved to 39.5%, compared to 37.3% in the prior year, primarily due to benefits from pricing actions and improved sales mix in comparison to the prior year.
SEG&A expenses for the year ended December 31, 2019 were $1.4 million, or 3%, higher than the prior year, primarily due to increased expenses associated with new product development and other growth initiatives. As a percentage of net sales, SEG&A expenses were 22.6% in the current year, compared to 22.2% in the prior year.
Operating income for the year ended December 31, 2019 increased by $4.5 million, or 13%, largely due to a $5.9 million increase in gross profit, partially offset by the $1.4 million increase in SEG&A expenses.
Backlog was $29.3 million at December 31, 2019 compared to $27.4 million at December 31, 2018. The increase was primarily due to increased international orders for public safety products.
Year ended December 31, 2018 vs. year ended December 31, 2017
Total orders increased by $15.7 million or 7%, for the year ended December 31, 2018. In the aggregate, U.S. orders increased by $4.0 million, or 3%, compared to the year ended December 31, 2017, driven by increases in orders for public safety products and industrial products of $5.4 million and $1.6 million, respectively. These increases were partially offset by a $3.0 million reduction in orders for outdoor warning systems. Non-U.S. orders increased by $11.7 million, or 16%, largely due to a $9.5 million increase in orders for public safety products, a $2.1 million favorable foreign currency translation impact, and a $0.6 million increase in orders for outdoor warnings systems, partially offset by a $0.5 million reduction in orders for industrial products.
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
Cost of sales increased by $13.0 million, or 10%, for the year ended December 31, 2018, largely due to higher sales volumes and an unfavorable foreign currency translation impact of $1.3 million. Gross margin for the year ended December 31, 2018 was 37.3%, compared to 37.5% in the year ended December 31, 2017.
SEG&A expenses for the year ended December 31, 2018 were $0.6 million, or 1%, higher than the year ended December 31, 2017, primarily due to increased expenses associated with new product development and other growth initiatives. As a percentage of net sales, SEG&A expenses decreased from 24.1% in the year ended December 31, 2017, to 22.2% in the year ended December 31, 2018.
Operating income for the year ended December 31, 2018 increased by $7.1 million, or 26%, largely due to a $7.1 million increase in gross profit and a $0.6 million reduction in restructuring charges, partially offset by the $0.6 million increase in SEG&A expenses.
Backlog was $27.4 million at December 31, 2018 compared to $26.4 million at December 31, 2017. The increase was primarily due to increased orders for public safety products.
Corporate Expense
Corporate operating expenses were $30.9 million, $25.6 million and $25.8 million for the years ended December 31, 2019, 2018 and 2017, respectively.
For the year ended December 31, 2019, corporate operating expenses increased by $5.3 million, primarily driven by higher post-employment expenses, employee-related costs and information technology investments. In addition, acquisition-related expenses increased by $0.8 million, primarily due to the acquisition of MRL.
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
Financial Condition, Liquidity and Capital Resources
The Company uses its cash flow from operations to fund growth and to make capital investments that sustain its operations, reduce costs, or both. Beyond these uses, remaining cash is used to pay down debt, repurchase shares, fund dividend payments and make pension contributions. The Company may also choose to invest in the acquisition of businesses. In the absence of significant unanticipated cash demands, we believe that the Company’s existing cash balances, cash flow from operations and borrowings available under the 2019 Credit Agreement will provide funds sufficient for these purposes. The net cash flows associated with the Company’s rental equipment transactions are included in cash flow from operating activities.
The Company’s cash and cash equivalents totaled $31.6 million, $37.4 million and $37.5 million as of December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, $13.8 million of cash and cash equivalents was held by foreign subsidiaries. Cash and cash equivalents held by subsidiaries outside the U.S. typically are held in the currency of the country in which it is located. The Company uses this cash to fund the operating activities of its foreign subsidiaries and for further investment in foreign operations. Generally, the Company has considered such cash to be permanently reinvested in its foreign operations and the Company’s current plans do not demonstrate a need to repatriate such cash to fund U.S. operations. However, in the event that these funds were needed to fund U.S. operations or to satisfy U.S. obligations, they generally could be repatriated. The repatriation of these funds may cause the Company to incur additional U.S. income tax expense, dependent on income tax laws and other circumstances at the time any such amounts were repatriated.
Net cash provided by continuing operating activities totaled $103.4 million, $92.8 million and $73.5 million in 2019, 2018 and 2017, respectively. The $10.6 million, or 11%, increase in cash generated by continuing operating activities in 2019 compared to the prior year was primarily due to higher earnings and a $7.0 million reduction in pension contributions. These improvements were partially offset by a $4.1 million increase in income tax payments, a $3.1 million increase in acquisition-

related activity, investments in working capital and rental fleet, as well as higher incentive compensation payments in comparison to the prior year.
Net cash used for continuing investing activities totaled $84.4 million, $11.0 million and $277.1 million in 2019, 2018 and 2017, respectively. In each of the years presented, cash was used to fund the purchase of properties and equipment, with $35.4 million, $14.1 million and $8.0 million of capital expenditures in 2019, 2018 and 2017, respectively. The increase in capital expenditures in 2019 was largely related to the expansion of the primary production facility of the Company’s Vactor Manufacturing, Inc. subsidiary. In addition, as discussed in Note 2 – Acquisitions, in 2019 the Company paid an initial $49.6 million to acquire MRL, net of cash acquired. In 2018, the Company received an adjustment for working capital and other post-closing items in the amount of $3.0 million relating to the TBEI acquisition, which was completed in 2017 for an initial payment of $269.2 million.
In 2019, net cash of $24.6 million was used for continuing financing activities, compared with $81.2 million in 2018. In 2019, the Company’s net borrowings under its revolving credit facility increased by $7.4 million, primarily related to the funding of the acquisition of MRL. In addition, the Company funded payments of $10.3 million relating to acquisitions completed in 2016, paid cash dividends of $19.3 million, incurred $1.0 million of debt refinancing costs, repurchased $1.0 million of treasury stock and redeemed $2.1 million of stock in order to remit funds to tax authorities to satisfy employees’ minimum tax withholdings following the vesting of stock-based compensation. In 2018, the Company repaid $62.1 million of borrowings under its revolving credit facility, funded cash dividends of $18.7 million and repurchased $1.2 million of treasury stock. In 2017, in connection with the funding of the acquisition of TBEI, the Company borrowed $243.0 million against its revolving credit facility. Between the TBEI acquisition date and the end of 2017, approximately $34 million of net borrowings were repaid. In addition, the Company funded cash dividends of $16.8 million and redeemed $2.9 million of stock in order to remit funds to tax authorities to satisfy employees’ minimum tax withholdings following the vesting of stock-based compensation.
On July 30, 2019, the Company entered into the 2019 Credit Agreement, by and among the Company (the “U.S. Borrower”) and certain of its foreign subsidiaries (collectively, the “Borrowers”), Wells Fargo Bank, National Association, as administrative agent, swingline lender and issuing lender, JPMorgan Chase Bank, N.A. as syndication agent, and the other lenders and parties signatory thereto.
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
The Company is subject to certain net leverage ratio and interest coverage ratio financial covenants under the 2019 Credit Agreement that are to be measured at each fiscal quarter-end. The Company was in compliance with all such covenants as of December 31, 2019. The 2019 Credit Agreement also includes a series of “covenant holiday” periods, which allow for the temporary increase of the minimum net leverage ratio following the completion of a permitted acquisition, or a series of acquisitions, when the aggregate consideration over a period of twelve months exceeds $75 million. In addition, the 2019 Credit Agreement includes customary negative covenants, subject to certain exceptions, restricting or limiting the Company’s and its subsidiaries’ ability to, among other things: (i) make non-ordinary course dispositions of assets; (ii) make certain fundamental business changes, such as mergers, consolidations or any similar combination; (iii) make restricted payments, including dividends and stock repurchases; (iv) incur indebtedness; (v) make certain loans and investments; (vi) create liens;

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
The 2019 Credit Agreement amended and restated the Company’s Amended 2016 Credit Agreement, which provided the Company with a $400 million revolving credit facility.
In connection with the execution of the 2019 Credit Agreement during the year ended December 31, 2019, the Company incurred $1.0 million of debt issuance costs. Such fees have been deferred and are being amortized over the five-year term.
As of December 31, 2019, there was $219.9 million of cash drawn and $11.2 million of undrawn letters of credit under the 2019 Credit Agreement, with $268.9 million of net availability for borrowings.
The following table summarizes the gross borrowings and gross payments under the Company’s revolving credit facilities:

	For the Years Ended December 31,
(in millions)	2019	2018	2017
Gross borrowings	$84.0	$8.0	$262.7
Gross payments	76.6	70.1	53.6
Aggregate maturities of total borrowings due amount to approximately $0.2 million in 2020, $0.2 million in 2021, $0.1 million in 2022, $0.1 million in 2023, and $219.9 million in 2024. The weighted average interest rate on long-term borrowings was 2.7% at December 31, 2019.
The Company paid interest of $7.8 million in 2019, $8.7 million in 2018 and $6.6 million in 2017.
The Company paid income taxes of $25.7 million in 2019, $21.6 million in 2018 and $13.9 million in 2017.
Cash dividends of $19.3 million, $18.7 million and $16.8 million were declared and paid to stockholders in 2019, 2018 and 2017, respectively.
The Company anticipates that capital expenditures for 2020, including investments associated with its ongoing plant expansions, will be in the range of $30 million to $35 million. The Company believes that its financial resources and major sources of liquidity, including cash flow from operations and borrowing capacity, will be adequate to meet its operating needs, capital needs and financial commitments.

Contractual Obligations and Off-Balance Sheet Arrangements
The following table summarizes the Company’s contractual obligations and payments due by period as of December 31, 2019:

	Payments Due by Period
(in millions)	Total	Less than 1 Year	2-3 Years	4-5 Years	More than 5 Years
Long-term debt	$219.9	$—	$—	$219.9	$—
Interest payments on long-term debt (a)	27.0	6.0	12.0	9.0	—
Operating lease obligations (b)	32.2	9.4	15.8	6.5	0.5
Finance lease obligations	0.6	0.2	0.3	0.1	—
Purchase obligations (c)	126.7	123.7	2.6	0.4	—
Pension contributions (d)	8.2	8.2	—	—	—
Contingent earn-out payment (e)	4.3	—	4.3	—	—
Total contractual obligations (f)	$418.9	$147.5	$35.0	$235.9	$0.5

(a)	Amounts represent estimated contractual interest payments on outstanding long-term debt.

(b)
Amounts include contractual obligations associated with lease arrangements that qualify for the short-term lease exception, discussed further in Note 4 – Leases to the accompanying consolidated financial statements.

(c)	Purchase obligations primarily relate to commercial chassis and other contracts in the ordinary course of business.

(d)
The Company expects to contribute up to $6.9 million to the U.S. benefit plan and up to $1.3 million to the non-U.S. benefit plan in 2020, which represent the minimum required contributions. Future contributions to the plans will be based on such factors as (i) annual service cost, (ii) the financial return on plan assets, (iii) interest rate movements that affect discount rates applied to plan liabilities and (iv) the value of benefit payments made. Due to the high degree of uncertainty regarding the potential future cash outflows associated with these plans, the Company is unable to provide a reasonably reliable estimate of the amounts and periods in which any additional liabilities might be paid.

(e)
Represents the fair value of the contingent earn-out payment associated with the acquisition of MRL. For further discussion, see Note 2 – Acquisitions to the accompanying consolidated financial statements.

(f)
As of December 31, 2019, the Company had a liability of approximately $1.3 million for unrecognized tax benefits. For further discussion, see Note 10 – Income Taxes to the accompanying consolidated financial statements. Due to the uncertainties related to these tax matters, the Company generally cannot make a reasonably reliable estimate of the period of cash settlement for this liability. As such, the potential future cash outflows are not included in the table above. We do not expect any significant change to our unrecognized tax benefits as a result of potential expiration of statute of limitations and settlements with tax authorities.

The following table summarizes the Company’s off-balance sheet arrangements and the notional amount by expiration period as of December 31, 2019:

	Notional Amount by Expiration Period
(in millions)	Total	Less than 1 Year	2-3 Years	4-5 Years
Financial standby letters of credit (a)	$10.7	$10.7	$—	$—
Performance standby letters of credit (a)	0.5	0.5	—	—
Performance and bid bonds (b)	12.6	11.3	1.0	0.3
Repurchase obligations (c)	3.8	3.5	0.3	—
Total off-balance sheet arrangements	$27.6	$26.0	$1.3	$0.3

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

(c)
Relates to certain transactions that the Company has entered into involving the sale of equipment to certain of its customers which included (i) guarantees to repurchase the equipment for a fixed price at a future date and (ii) guarantees to repurchase the equipment from the third-party lender in the event of default by the customer. For further discussion, see Note 12 – Commitments and Contingencies to the accompanying consolidated financial statements.

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
Goodwill
Goodwill represents the excess of the cost of an acquired business over the amounts assigned to its net assets. Goodwill is not amortized but is tested for impairment at a reporting unit level on an annual basis or more frequently if indicators of impairment exist. The Company performed its annual goodwill impairment test as of October 31, 2019.
In testing the goodwill of its reporting units for potential impairment, the Company applies either a qualitative or quantitative test, in accordance with ASC 350, Intangibles – Goodwill and Other.
A qualitative approach may be applied when the Company concludes that it is not “more likely than not” that the fair value of a reporting unit is less than its carrying value. In this situation, the Company would not be required to perform the quantitative impairment test described below.
A quantitative approach is performed by comparing the fair value of a reporting unit with its carrying amount. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired and no impairment charge is required. If the carrying amount of a reporting unit exceeds its fair value, this difference is recorded as an impairment charge not to exceed the carrying amount of goodwill. The Company generally determines the fair value of its reporting units using both the income and market approaches.
Under the income approach, the key assumptions include projected sales, cost of sales and operating expenses. These assumptions are determined by management utilizing our internal operating plan, including growth rates for revenues and operating expenses and margin assumptions. An additional key assumption under this approach is the discount rate, which is determined by reviewing current risk-free rates of capital and current market interest rates and by evaluating the risk premium relevant to the reporting unit. If the Company’s assumptions relative to growth rates were to change, the fair value calculation may change, which could result in impairment.
Under the market approach, the Company estimates fair value using marketplace fair value data from within a comparable industry grouping. Similar to the income approach discussed above, sales, cost of sales, operating expenses and their respective growth rates are key assumptions utilized. The market prices of the Company’s common stock and other guideline companies are additional key inputs. If these market prices increase, the estimated market value would increase. Conversely, if market prices decrease, the estimated market value would decrease.
The results of these two methods are weighted based upon management’s evaluation of the relevance of the two approaches.
Although the Company believes its estimates of fair value are reasonable, actual financial results could differ from estimated financial results due to the inherent uncertainty involved in making such estimates. Changes in assumptions concerning future financial results or other underlying assumptions could have a significant impact on either the fair value of the reporting units, the amount of any goodwill impairment charge, or both. The Company also compares the sum of the estimated fair values of its reporting units to the overall fair value of the Company implied by its market capitalization. This comparison provides an indication that, in total, assumptions and estimates are reasonable. Future declines in the overall market value of the Company may also result in a conclusion that the fair value of one or more reporting units has declined below its carrying value.
Management applied the quantitative approach to assess the goodwill of its reporting units for potential impairment in 2019 and used a combination of the income and market approaches to determine the fair value of its reporting units. The valuation was prepared by a third-party valuation specialist. One measure of the sensitivity of assumptions used in the impairment analysis is the amount by which each reporting unit “passed” (fair value exceeds the carrying value). The fair values of the Company’s reporting units exceeded their carrying values by more than 20%, and, therefore, no impairment was recognized in 2019.
Management applied the qualitative approach to assess the goodwill of its reporting units for potential impairment in 2018 and 2017 and concluded that it was not “more likely than not” that the fair value of the Company’s reporting units were less than their carrying values. Accordingly, further quantitative testing was not required to be performed.

The Company had no goodwill impairments in 2019, 2018 or 2017. Adverse changes to the Company’s business environment and future cash flow could cause us to record impairment charges in future periods, which could be material. See Note 8 – Goodwill and Other Intangible Assets to the accompanying consolidated financial statements for a summary of the Company’s goodwill by segment.
Indefinite-lived Intangible Assets
An intangible asset determined to have an indefinite useful life is not amortized. Indefinite-lived intangible assets are tested for impairment on an annual basis at year-end, or more frequently if an event occurs or circumstances change that indicate the fair value of an indefinite-lived intangible asset could be below its carrying amount. The Company’s indefinite-lived intangible assets include trade names associated primarily with the MRL, TBEI, and JJE acquisitions that were completed in 2019, 2017, and 2016, respectively.
In testing the indefinite-lived intangibles assets for potential impairment, the Company applies either a qualitative test, or a quantitative test, in accordance with ASC 350, Intangibles — Goodwill and Other. A qualitative approach may be applied when the Company concludes that it is not “more likely than not” that the fair value of the indefinite-lived intangible assets are less than their carrying value. A quantitative impairment test consists of comparing the fair value of the indefinite-lived intangible asset with its carrying amount. An impairment loss would be recognized for the carrying amount in excess of its fair value.
Significant judgment is applied when evaluating whether an intangible asset has an indefinite useful life and in testing for impairment. The Company primarily uses the relief from royalty model to estimate the fair value of the indefinite-lived intangible assets. The relief from royalty model requires management to make a number of business and valuation assumptions including future revenue growth and royalty rates.
In 2019, the Company performed a combination of qualitative and quantitative impairment tests over its indefinite-lived intangible assets. The fair value of the indefinite-lived intangible assets that were quantitatively tested for impairment significantly exceeded their carrying value, and, therefore, no impairment was recognized. This valuation was prepared by a third-party valuation specialist. Further, the Company concluded that it was not “more likely than not” that the fair value of indefinite-lived intangible assets that were qualitatively tested for impairment were less than the carrying amounts. Accordingly, further quantitative testing was not required to be performed.
The Company applied the qualitative approach to assess its indefinite-lived intangible assets for impairment in 2018 and 2017 and concluded that it was not “more likely than not” that the fair value of indefinite-lived intangible assets were less than the carrying amounts. Accordingly, further quantitative testing was not required to be performed.
The Company had no indefinite-lived intangible asset impairments in 2019, 2018 or 2017. Although the Company believes its estimates of fair value are reasonable, actual financial results could differ from estimated financial results due to the inherent uncertainty involved in making such estimates. The use of alternative estimates and assumptions could increase or decrease the estimated fair value of the assets and potentially result in different impacts to the Company’s results of operations. Actual results may differ from the Company’s estimates.
See Note 8 – Goodwill and Other Intangible Assets to the accompanying consolidated financial statements for a summary of the Company’s indefinite-lived intangible assets.
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
Income Taxes
We estimate our income taxes in each of the taxing jurisdictions in which we operate. This involves estimating actual current tax expense together with assessing any temporary differences resulting from the different treatment of certain items, such as the timing for recognizing expenses, for tax and accounting purposes. These differences may result in deferred tax assets or liabilities, which are included in our Consolidated Balance Sheets. We are required to assess the likelihood that deferred tax assets, which include net operating loss and foreign tax credit carryforwards and deductible temporary differences, will be realizable in future years.
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
During the year ended December 31, 2019, the Company determined that $0.8 million of valuation allowance, previously recorded against state deferred tax assets, could be released primarily as a result of an increase to future taxable income expected to be generated in certain states. At December 31, 2019, the total valuation allowance recorded against the Company’s deferred tax assets was $8.2 million, comprised of a $4.2 million valuation allowance recorded against state net operating loss carryforwards, a $0.9 million valuation allowance recorded against foreign net deferred tax assets, and a $3.1 million valuation allowance recorded against the Company’s foreign tax credits.
For further discussion related to valuation allowances and other tax matters, refer to Note 10 – Income Taxes to the accompanying consolidated financial statements.

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
Interest Rate Risk
The Company has certain debt instruments which subject it to market risk associated with movements in interest rates. The fair value of the Company’s total debt obligations held at December 31, 2019 was $220.5 million. From time to time, the Company may enter into interest rate swaps as a means of fixing the floating interest rate component on its variable-rate debt. At December 31, 2019, the Company had one interest rate swap outstanding. That swap had a notional amount of $75.0 million, and fixed the floating interest rate component on $75.0 million of the Company’s variable-rate debt. See Note 9 – Debt to the accompanying consolidated financial statements for a description of the Company’s debt agreements and interest rate swaps that were in place during 2019. A hypothetical 1% increase or decrease in variable interest rates on the Company’s total debt obligations as of December 31, 2019 would increase or decrease annual interest expense by approximately $1.5 million.
Foreign Exchange Rate Risk
Although the majority of the Company’s sales, expenses and cash flow are transacted in U.S. dollars, the Company has exposure to changes in foreign exchange rates, primarily the Canadian Dollar, Euro and British pound. The impact of currency movements on the Company’s financial results is largely mitigated by natural hedges in its operations. The Canadian operations of JJE primarily conduct business in Canadian dollars. Almost all other sales of product from the U.S. to other parts of the world are denominated in U.S. dollars. Sales from and within other currency zones are predominantly transacted in the currency of the country sourcing the product or service. Approximately 78% of the Company’s net sales are conducted within the U.S. and are transacted in U.S. dollars. Management estimates that a 10% appreciation of the U.S. dollar against other currencies would reduce full-year net sales by approximately 2% and operating income by approximately 1%.
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
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Federal Signal Corporation and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and the financial statement schedule listed in the Index at Part IV, Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.
Adoption of Topic 842, Leases
As discussed in Note 4 – Leases to the financial statements, the Company has changed its method of accounting for leases in the year ended December 31, 2019, due to adoption of Accounting Standards Update (“ASU”) No. 2016-02, Leases (“Topic 842”) and ASU No. 2018-11, Leases (Topic 842): Targeted Improvements using the alternative transition method outlined in ASU No. 2018-11, Leases (Topic 842): Targeted Improvements which permits application of the new guidance at the beginning of the period of adoption.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Goodwill - Refer to Notes 1 and 8 to the financial statements
Critical Audit Matter Description
The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Company determines the fair value of each reporting unit by utilizing a combination of the income approach and the market approach. The income approach requires management to make a number of business and valuation assumptions for each reporting unit including annual assumptions of projected sales, cost of sales and operating expenses, and discount rates. The market approach requires management to estimate fair value using data which is selected from a comparable industry group of publicly traded companies. The Company’s goodwill balance was $388.8 million as of December 31, 2019. No impairment was recognized in 2019.
We identified the valuation of goodwill for one of the Company’s reporting units as a critical audit matter due to the sensitivity of the business to changes in the United States economy, the reporting unit’s historical performance as compared to projections, and the difference between its fair value and the carrying value. Auditing management’s judgments regarding projected sales, cost of sales and operating expenses, as well as selection of the discount rate and selection of multiples applied to management’s projected revenues and EBITDA estimates (“market multiples”) for this reporting unit required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the projected sales, cost of sales and operating expenses (“forecasts”), and the selection of the discount rate and selection of market multiples applied to management’s projected revenues and EBITDA estimates for this reporting unit included the following, among others:

•
We tested the design and operating effectiveness of controls over the annual goodwill impairment assessment, including those over the forecasts, the selection of the discount rates, and the market multiples.

•	We evaluated management’s ability to accurately forecast projected sales, cost of sales, and operating expenses by comparing actual results to management’s historical forecasts.

•	We evaluated the reasonableness of management’s forecasts by comparing the forecasts to:

◦	Internal communications to management and the Board of Directors.

◦	Comparing the forecasts to historical results, third-party economic research, industry performance, and peer company performance.

◦	Actual results from the October 31, 2019, annual measurement date to December 31, 2019.

•	We performed sensitivity analyses to evaluate the risk of impairment if key assumptions are changed.

•
With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology, (2) discount rate selected, and (3) market multiples by performing certain procedures, including:

◦	Evaluating whether the fair value models being used are appropriate considering the Company’s circumstances and valuation premise identified.

◦
Testing the source information and the mathematical accuracy of the calculations underlying the determination of the discount rate and developing a range of independent estimates and comparing those to the discount rate selected by management.

◦
Evaluating the market multiples by evaluating the selected comparable publicly traded companies and the adjustments made for differences in growth prospects and risk profiles between the reporting unit and the comparable publicly traded companies. We tested the underlying source information and mathematical accuracy of the calculations.

/s/ Deloitte & Touche LLP
Chicago, Illinois
February 27, 2020

We have served as the Company’s auditor since 2013.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Federal Signal Corporation
Oak Brook, Illinois
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Federal Signal Corporation and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the financial statements, as of and for the year ended December 31, 2019, of the Company and our report dated February 27, 2020 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of ASU No. 2016-02, Leases (“Topic 842”) and ASU No. 2018-11, Leases (Topic 842): Targeted Improvements.
As described in Management’s Annual Report on Internal Control over Financial Reporting, management excluded the internal controls over financial reporting of Mark Rite Lines Equipment Company, Inc. (“MRL”) from its assessment of the effectiveness of internal control over financial reporting as of December 31, 2019. MRL was acquired on July 1, 2019 and its net sales and total assets (excluding goodwill and intangible assets, which were integrated into the Company’s control environment) represent approximately 3% and 2%, respectively, of the financial statement amounts as of, and for the year ended, December 31, 2019. Accordingly, our audit did not include the internal control over financial reporting at MRL.
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
/s/ Deloitte & Touche LLP
Chicago, Illinois
February 27, 2020

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
(in millions, except per share data)	2019	2018	2017
Net sales	$1,221.3	$1,089.5	$898.5
Cost of sales	898.5	807.4	677.3
Gross profit	322.8	282.1	221.2
Selling, engineering, general and administrative expenses	173.2	159.1	144.3
Acquisition and integration-related expenses	2.5	1.5	2.7
Restructuring	—	—	0.6
Operating income	147.1	121.5	73.6
Interest expense	7.9	9.3	7.3
Pension settlement charges	—	—	6.1
Other expense (income), net	0.6	0.6	(0.8)
Income before income taxes	138.6	111.6	61.0
Income tax expense	30.2	17.9	0.5
Income from continuing operations	108.4	93.7	60.5
Gain from discontinued operations and disposal, net of income tax expense (benefit) of $0.0, $0.1 and $(0.8), respectively	0.1	0.3	1.1
Net income	$108.5	$94.0	$61.6
Basic earnings per share:
Earnings from continuing operations	$1.80	$1.56	$1.01
Earnings from discontinued operations and disposal, net of tax	0.00	0.01	0.02
Net earnings per share	$1.80	$1.57	$1.03
Diluted earnings per share:
Earnings from continuing operations	$1.76	$1.53	$1.00
Earnings from discontinued operations and disposal, net of tax	0.00	0.01	0.02
Net earnings per share	$1.76	$1.54	$1.02
Weighted average shares outstanding:
Basic	60.2	59.9	59.7
Diluted	61.6	61.2	60.4
See notes to consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
(in millions)	2019	2018	2017
Net income	$108.5	$94.0	$61.6
Other comprehensive income (loss):
Change in foreign currency translation adjustment	1.8	(6.4)	10.5
Change in unrecognized net actuarial loss and prior service cost related to pension benefit plans, net of income tax expense (benefit) of $1.9, $(0.6) and $1.3, respectively	7.1	(3.7)	3.6
Change in unrealized net gain on derivatives, net of income tax (benefit) expense of $(0.3), $0.1 and $0.6, respectively	(0.7)	0.3	1.0
Total other comprehensive income (loss)	8.2	(9.8)	15.1
Comprehensive income	$116.7	$84.2	$76.7
See notes to consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31,
(in millions, except per share data)	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$31.6	$37.4
Accounts receivable, net of allowances for doubtful accounts of $2.4 and $1.6, respectively	134.2	124.4
Inventories	182.9	157.3
Prepaid expenses and other current assets	12.0	9.4
Total current assets	360.7	328.5
Properties and equipment, net	91.9	62.0
Rental equipment, net	115.4	96.6
Operating lease right-of-use assets	27.6	—
Goodwill	388.8	375.1
Intangible assets, net	162.9	143.1
Deferred tax assets	10.0	12.5
Deferred charges and other long-term assets	7.9	5.6
Long-term assets of discontinued operations	0.3	0.4
Total assets	$1,165.5	$1,023.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term borrowings and finance lease obligations	$0.2	$0.2
Accounts payable	65.0	66.1
Customer deposits	11.5	10.1
Accrued liabilities:
Compensation and withholding taxes	31.1	29.5
Other current liabilities	52.2	52.7
Current liabilities of discontinued operations	0.2	0.2
Total current liabilities	160.2	158.8
Long-term borrowings and finance lease obligations	220.3	209.9
Long-term operating lease liabilities	21.6	—
Long-term pension and other post-retirement benefit liabilities	50.9	54.6
Deferred gain	—	6.8
Deferred tax liabilities	52.7	46.3
Other long-term liabilities	17.3	15.9
Long-term liabilities of discontinued operations	0.9	1.4
Total liabilities	523.9	493.7
Stockholders’ equity:
Common stock, $1 par value per share, 90.0 shares authorized, 66.9 and 66.4 shares issued, respectively	66.9	66.4
Capital in excess of par value	228.6	217.0
Retained earnings	528.2	432.5
Treasury stock, at cost, 6.4 and 6.2 shares, respectively	(93.0)	(88.5)
Accumulated other comprehensive loss	(89.1)	(97.3)
Total stockholders’ equity	641.6	530.1
Total liabilities and stockholders’ equity	$1,165.5	$1,023.8

See notes to consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(in millions)	2019	2018	2017
Operating activities:
Net income	$108.5	$94.0	$61.6
Adjustments to reconcile net income to net cash provided by operating activities:
Net gain on discontinued operations and disposal	(0.1)	(0.3)	(1.1)
Depreciation and amortization	41.5	36.4	30.0
Deferred financing costs	0.3	0.4	0.3
Deferred gain	—	(1.9)	(2.0)
Stock-based compensation expense	8.8	7.6	4.6
Pension settlement charges	—	—	6.1
Pension expense, net of funding	(0.1)	(7.8)	(5.2)
Changes in fair value of contingent consideration and deferred payment	1.0	1.1	1.0
Payments for acquisition-related activity	(3.1)	—	—
Deferred income taxes, including change in valuation allowance	3.3	(5.6)	(14.9)
Changes in operating assets and liabilities:
Accounts receivable	(4.7)	(7.9)	(11.1)
Inventories	(10.4)	(22.6)	9.4
Prepaid expenses and other current assets	(2.2)	(1.0)	3.9
Rental equipment	(35.5)	(30.6)	(15.7)
Accounts payable	(6.6)	15.6	(5.2)
Customer deposits	(5.1)	3.7	1.5
Accrued liabilities	2.8	8.2	8.0
Income taxes	1.3	2.2	1.6
Other	3.7	1.3	0.7
Net cash provided by continuing operating activities	103.4	92.8	73.5
Net cash used for discontinued operating activities	(0.3)	—	(0.7)
Net cash provided by operating activities	103.1	92.8	72.8
Investing activities:
Purchases of properties and equipment	(35.4)	(14.1)	(8.0)
(Payments for) proceeds from acquisitions, net of cash acquired	(49.6)	3.0	(269.2)
Other, net	0.6	0.1	0.1
Net cash used for continuing investing activities	(84.4)	(11.0)	(277.1)
Net cash used for discontinued investing activities	—	—	(1.1)
Net cash used for investing activities	(84.4)	(11.0)	(278.2)
Financing activities:
Increase (decrease) in revolving lines of credit, net	7.4	(62.1)	209.1
Payments of debt financing fees	(1.0)	—	(0.2)
Purchases of treasury stock	(1.0)	(1.2)	—
Redemptions of common stock to satisfy withholding taxes related to stock-based compensation	(2.1)	(0.5)	(2.9)
Payments for acquisition-related activity	(10.3)	—	—
Cash dividends paid to stockholders	(19.3)	(18.7)	(16.8)
Proceeds from stock compensation activity	1.7	1.3	1.6
Other, net	—	—	(0.1)
Net cash (used for) provided by financing activities	(24.6)	(81.2)	190.7
Effects of foreign exchange rate changes on cash and cash equivalents	0.1	(0.7)	1.5
Decrease in cash and cash equivalents	(5.8)	(0.1)	(13.2)
Cash and cash equivalents at beginning of year	37.4	37.5	50.7
Cash and cash equivalents at end of year	$31.6	$37.4	$37.5
See notes to consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions, except per share data)	Common Stock Par Value	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2017	$65.4	$200.3	$301.8	$(81.4)	$(92.0)	$394.1
Net income			61.6			61.6
Total other comprehensive income					15.1	15.1
Cash dividends declared ($0.28 per share)			(16.8)			(16.8)
Stock-based payments:
Stock-based compensation		4.0				4.0
Stock option exercises and other	0.5	3.6		(2.8)		1.3
Performance share unit transactions	0.2	(0.2)		(1.9)		(1.9)
Balance at December 31, 2017	66.1	207.7	346.6	(86.1)	(76.9)	457.4
Net income			94.0			94.0
Total other comprehensive loss					(9.8)	(9.8)
Cash dividends declared ($0.31 per share)			(18.7)			(18.7)
Impact of adoption of ASU 2018-02			10.6		(10.6)	—
Stock-based payments:
Stock-based compensation		7.0				7.0
Stock option exercises and other	0.3	2.3		(1.2)		1.4
Stock repurchase program				(1.2)		(1.2)
Balance at December 31, 2018	66.4	217.0	432.5	(88.5)	(97.3)	530.1
Net income			108.5			108.5
Total other comprehensive income					8.2	8.2
Cash dividends declared ($0.32 per share)			(19.3)			(19.3)
Impact of adoption of ASU 2016-02			6.5			6.5
Stock-based payments:
Stock-based compensation		8.1				8.1
Stock option exercises and other	0.4	3.6		(2.6)		1.4
Performance share unit transactions	0.1	(0.1)		(0.9)		(0.9)
Stock repurchase program				(1.0)		(1.0)
Balance at December 31, 2019	$66.9	$228.6	$528.2	$(93.0)	$(89.1)	$641.6
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
The Company’s fiscal year ends on December 31. All references to 2019, 2018 and 2017 relate to the fiscal year unless otherwise indicated.
Basis of Presentation and Consolidation
The accompanying consolidated financial statements represent the consolidation of Federal Signal Corporation and its subsidiaries and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”).
As discussed in Note 2 – Acquisitions, on July 1, 2019, the Company completed the acquisition of substantially all of the assets and operations of Mark Rite Lines Equipment Company, Inc. (“MRL”), a U.S. manufacturer of truck-mounted and ride-on road-marking and line-removal equipment, including its wholly-owned subsidiary HighMark Traffic Services, Inc. The Consolidated Balance Sheet as of December 31, 2019 includes fair values assigned to the assets acquired and liabilities assumed in connection with the acquisition, whereas the Consolidated Statements of Operations for the year ended December 31, 2019 include the post-acquisition operating results of MRL.
Intercompany balances and transactions have been eliminated in consolidation. In addition, certain prior year amounts have been reclassified to conform to current year presentation.
New Accounting Standards Adopted in 2019
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
The Company incurs foreign currency transaction gains or losses, related to transactions that are denominated in a currency other than the functional currency, which are recognized in the Consolidated Statements of Operations as a component of Other expense (income), net. For the years ended December 31, 2019 and 2017, the Company incurred foreign currency transaction gains of $0.1 million and $1.3 million, respectively, and in the year ended December 31, 2018, the Company realized foreign currency transaction losses of $0.4 million.

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
Properties and Equipment
Properties and equipment are stated at cost, net of accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets. Useful lives generally range from eight to 40 years for buildings and three to 15 years for machinery and equipment. Leasehold improvements are depreciated over the shorter of the remaining life of the lease or the useful life of the improvement. Depreciation expense is primarily included as a component of Cost of sales on the Consolidated Statements of Operations, with depreciation expense associated with certain assets used for administrative purposes being presented within Selling, engineering, general and administrative (“SEG&A”) expenses. Depreciation expense, which includes depreciation on rental equipment, was $32.7 million, $28.4 million and $25.2 million in the years ended December 31, 2019, 2018 and 2017, respectively.
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

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

Goodwill
Goodwill represents the excess of the cost of an acquired business over the amounts assigned to its net assets. Goodwill is not amortized but is tested for impairment at a reporting unit level on an annual basis or more frequently if indicators of impairment exist. The Company performed its annual goodwill impairment test as of October 31, 2019.
In testing the goodwill of its reporting units for potential impairment, the Company applies either a qualitative or quantitative test, in accordance with ASC 350, Intangibles – Goodwill and Other.
A qualitative approach may be applied when the Company concludes that it is not “more likely than not” that the fair value of a reporting unit is less than its carrying value. In this situation, the Company would not be required to perform the quantitative impairment test described below.
A quantitative approach is performed by comparing the fair value of a reporting unit with its carrying amount. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired and no impairment charge is required. If the carrying amount of a reporting unit exceeds its fair value, this difference is recorded as an impairment charge not to exceed the carrying amount of goodwill. The Company generally determines the fair value of its reporting units using both the income and market approaches.
Under the income approach, the key assumptions include projected sales, cost of sales, operating expenses and the discount rate. Under the market approach, the Company estimates fair value using marketplace fair value data from within a comparable industry grouping. The results of these two methods are weighted based upon management’s evaluation of the relevance of the two approaches.
Management applied the quantitative approach to assess the goodwill of its reporting units for potential impairment in 2019 and used a combination of the income and market approaches to determine the fair value of its reporting units. The fair values of the Company’s reporting units exceeded their carrying values by more than 20%, and, therefore, no impairment was recognized in 2019.
Management applied the qualitative approach to assess the goodwill of its reporting units for potential impairment in 2018 and 2017 and concluded that it was not “more likely than not” that the fair value of the Company’s reporting units were less than their carrying values. Accordingly, further quantitative testing was not required to be performed.
The Company had no goodwill impairments in 2019, 2018 or 2017. See Note 8 – Goodwill and Other Intangible Assets for a summary of the Company’s goodwill by segment.
Intangible Assets
Definite-lived intangible assets are amortized on a straight-line basis over the estimated useful lives and are tested for impairment if indicators exist in a manner similar to that described above for Rental Equipment.
Indefinite-lived intangible assets are tested for impairment on an annual basis at year-end, or more frequently if an event occurs or circumstances change that indicate the fair value of an indefinite-lived intangible asset could be below its carrying amount. In testing the indefinite-lived intangibles assets for potential impairment, the Company applies either a qualitative test, or a quantitative test, in accordance with ASC 350, Intangibles — Goodwill and Other. A qualitative approach may be applied when the Company concludes that it is not “more likely than not” that the fair value of the indefinite-lived intangible assets are less than their carrying value. A quantitative impairment test consists of comparing the fair value of the indefinite-lived intangible asset with its carrying amount. An impairment loss would be recognized for the carrying amount in excess of its fair value.
In 2019, the Company performed a combination of qualitative and quantitative impairment tests over its indefinite-lived intangible assets. The fair value of the indefinite-lived intangible assets that were quantitatively tested for impairment significantly exceeded their carrying value, and, therefore, no impairment was recognized. Further, the Company concluded that it was not “more likely than not” that the fair value of indefinite-lived intangible assets that were qualitatively tested for impairment were less than the carrying amounts. Accordingly, further quantitative testing was not required to be performed.
The Company applied the qualitative approach to assess its indefinite-lived intangible assets for impairment in 2018 and 2017 and concluded that it was not “more likely than not” that the fair value of indefinite-lived intangible assets were less than the carrying amounts. Accordingly, further quantitative testing was not required to be performed.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

The Company had no indefinite-lived intangible asset impairments in 2019, 2018 or 2017. See Note 8 – Goodwill and Other Intangible Assets for a summary of the Company’s intangible assets.
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
The Company also sells optional service-type warranty contracts that extend coverage beyond the initial term of the express warranty period. At the time of sale, revenue related to the service-type warranty contract is deferred and recognized as income over the life of the contract. As of December 31, 2019 and 2018, deferred revenue associated with service-type warranty contracts was $3.3 million and $3.0 million, respectively, and was included within Other current liabilities and Other long-term liabilities on the Consolidated Balance Sheets. Costs under service-type warranty contracts are expensed as incurred.
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
The Company has not established a reserve for potential losses resulting from the firefighter hearing loss litigation, with the exception of certain estimated losses that have been recognized related to settlement discussions (see Note 13 – Legal Proceedings). If the Company is not successful in its defense after exhausting all appellate options, it would record a charge for such claims, to the extent they exceed insurance recoveries, when the related losses become probable and estimable.
Pensions
The Company sponsors domestic and foreign defined benefit pension plans. Key assumptions used in the accounting for these employee benefit plans include the discount rate, expected long-term rate of return on plan assets and estimates of future mortality of plan participants.
The weighted-average discount rate used to measure pension liabilities and costs is selected using a hypothetical portfolio of high-quality bonds that would provide the necessary cash flow to match the projected benefit payments of the plans. The discount rate represents the rate at which our benefit obligations could effectively be settled as of the year-end measurement date. The weighted-average discount rate used to measure pension liabilities decreased from 2018 to 2019. See Note 11 – Pension and Other Post-Employment Plans for further discussion.
The expected long-term rate of return on plan assets is based on historical and expected returns for the asset classes in which the plans are invested. The Company references the most recent mortality tables and scales published by the Society of Actuaries in determining its estimate of future mortality.
Revenue Recognition
See Note 3 – Revenue Recognition for discussion regarding the Company’s revenue recognition accounting policies.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

Product Shipping Costs
Product shipping costs are expensed as incurred and are included within Cost of sales.
Research and Development
The Company invests in research to support development of new products and the enhancement of existing products and services. Expenditures for research and development by the Company were $13.6 million in 2019, $13.0 million in 2018 and $13.0 million in 2017, and are included within SEG&A expenses.
Stock-Based Compensation Plans
The Company has various stock-based compensation plans, described more fully in Note 15 – Stock-Based Compensation. Stock-based compensation expense is recorded net of estimated forfeitures in the Company’s Consolidated Statements of Operations. The Company estimates the forfeiture rate based on historical forfeitures of equity awards and adjusts the rate to reflect changes in facts and circumstances, if any. The Company revises its estimated forfeiture rate if actual forfeitures differ from its initial estimates.
Income Taxes
The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax benefit carryforwards. Deferred tax assets and liabilities at the end of each period are determined using enacted tax rates expected to apply to taxable income in the period in which the deferred tax liability or asset is expected to be settled or realized. A valuation allowance is established or maintained when, based on currently available information and other factors, it is more likely than not that all or a portion of a deferred tax asset will not be realized.
The Company files a consolidated U.S. federal income tax return for Federal Signal Corporation and its eligible domestic subsidiaries. The Company’s non-U.S. subsidiaries file income tax returns in their respective local jurisdictions. The Company accounts for taxes on Global Intangible Low-Taxed Income (“GILTI”) as a period expense in the year in which it is incurred.
Accounting standards on accounting for uncertainty in income taxes address the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the consolidated financial statements. Under the guidance on accounting for uncertainty in income taxes, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company presents interest and penalties related to income tax matters as a component of Income tax expense.
Litigation Contingencies
The Company is subject to various claims, including pending and possible legal actions for product liability and other damages, and other matters arising in the ordinary course of the Company’s business. The Company believes, based on current knowledge and after consultation with counsel, that the outcome of such claims and actions in the aggregate will not have an adverse effect on the Company’s financial position or results of operations. However, in the event of unexpected future developments, it is possible that the ultimate resolution of such matters, if unfavorable, could have a material adverse effect on the Company’s results of operations. Professional legal fees are expensed when incurred. The Company accrues for contingent losses when such losses are probable and reasonably estimable. In the event that estimates or assumptions of contingent losses are different from actual results, adjustments are made in subsequent periods to reflect more current information.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

NOTE 2 – ACQUISITIONS
The Company’s acquisitions are accounted for in accordance with ASC 805, Business Combinations. In accordance with this guidance, the fair value of consideration transferred is allocated to assets acquired and liabilities assumed based on their estimated fair values as of the completion of the acquisition, with the remaining amount recognized as goodwill. A single estimate of fair value results from a complex series of judgments about future events and uncertainties and relies heavily on estimates and assumptions. The Company’s judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact the Company’s results of operations.
Under ASC 805-10, acquisition-related costs (e.g., advisory, legal, valuation and other professional fees) are not included as a component of consideration transferred, but are accounted for as expenses in the periods in which the costs are incurred. Acquisition-related costs are included as a component of Acquisition and integration-related expenses on the Consolidated Statements of Operations.
Acquisition of MRL
On July 1, 2019, the Company completed the acquisition of substantially all of the assets and operations of MRL. The Company expects that MRL will provide an efficient entry into a new line of product offerings and access to new markets. As the acquisition closed on July 1, 2019, the assets and liabilities of MRL have been consolidated into the Consolidated Balance Sheet as of December 31, 2019, while the post-acquisition results of operations have been included in the Consolidated Statements of Operations, within the Environmental Solutions Group.
The initial cash consideration paid by the Company to acquire MRL was $49.8 million, inclusive of a preliminary adjustment for working capital and other post-closing items. The purchase price was subsequently reduced by a final adjustment for working capital and other post-closing items in the amount of $0.8 million, which the Company received in the first quarter of 2020. In addition, there is a contingent earn-out payment of up to $15.5 million, which is contingent upon the achievement of certain financial targets and objectives. The contingent earn-out payment, if earned, would be due to be paid following the third anniversary of the closing.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

As of December 31, 2019, the Company’s purchase price allocation is considered to be final. The following table summarizes the fair value of assets acquired and liabilities assumed as of the acquisition date:

(in millions)
Purchase price, inclusive of adjustment for working capital and other post-closing items (a)	$49.0
Estimated fair value of additional consideration (b)	4.1
Total consideration	53.1

Cash	0.2
Accounts receivable	3.8
Inventories	13.8
Prepaid expenses and other current assets	0.3
Properties and equipment	6.4
Operating lease right-of-use assets	4.6
Other long-term assets	0.1
Customer relationships (c)	17.7
Trade names (d)	9.0
Other intangible assets	1.4
Operating lease liabilities	(4.6)
Accounts payable	(3.7)
Accrued liabilities	(1.9)
Customer deposits	(6.5)
Deferred tax liabilities	(1.4)
Net assets acquired	39.2

Goodwill (e)	$13.9

(a)
The purchase price was funded with borrowings under the Company’s revolving credit facility. The purchase price includes adjustments for working capital and other post-closing items, which were finalized in the fourth quarter of 2019, with the Company receiving $0.8 million in the first quarter of 2020.

(b)
Represents the estimated fair value of the contingent earn-out payment as of the acquisition date, which is included as a component of Other long-term liabilities on the Consolidated Balance Sheets. See Note 18 – Fair Value Measurements for discussion of the methodology used to determine the fair value of the contingent earn-out payment.

(c)	Represents the fair value assigned to customer relationships, which are considered to be definite-lived intangible assets, with an estimated useful life of approximately 12 years.

(d)	Represents the fair value assigned to trade names, which are considered to be indefinite-lived intangible assets.

(e)	Goodwill, the majority of which is tax-deductible, has been allocated to the Environmental Solutions Group on the basis that the synergies identified will primarily benefit this segment.

In the period between the July 1, 2019 closing date and December 31, 2019, MRL generated approximately $39.7 million of net sales and $3.6 million of operating income. The Company has included the operating results of MRL within the Environmental Solutions Group in its consolidated financial statements since the closing date.
The following table presents the unaudited pro forma combined net sales of the Company and MRL for the years ended December 31, 2019 and 2018, assuming this transaction occurred on January 1, 2018. Pro forma combined income from continuing operations and pro forma diluted earnings per share are not presented as they would not be materially different from the results reported for the years ended December 31, 2019 and 2018.

	For the Year Ended December 31,
(in millions)	2019	2018
Net sales	$1,252.7	$1,156.4

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

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

Acquisition of TBEI
On June 2, 2017, the Company completed the acquisition of all of the outstanding shares of capital stock of GenNx/TBEI Intermediate Co., a Delaware corporation, (collectively, with its subsidiaries, “TBEI”). TBEI is a leading U.S. manufacturer of dump truck bodies and trailers serving maintenance and infrastructure end-markets. The acquisition of TBEI strengthens the Environmental Solutions Group’s market position as a specialty vehicle manufacturer in maintenance and infrastructure markets, leveraging its expertise in building chassis-based vehicles and balancing the mix of revenues it generates from municipal and industrial markets. The acquisition closed on June 2, 2017, and the assets and liabilities of TBEI have been consolidated into the Consolidated Balance Sheets since that date, while the post-acquisition results of operations have been included in the Consolidated Statements of Operations, within the Environmental Solutions Group.
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

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

The following table presents the unaudited pro forma combined results of operations of the Company and TBEI for the years ended December 31, 2017 and 2016, after giving effect to certain pro forma adjustments including: (i) elimination of the costs recognized related to the step-up in fair value of TBEI’s inventory that will not have a continuing impact, (ii) amortization of acquired intangible assets, (iii) the impact of certain fair value adjustments such as depreciation on the acquired property, plant and equipment, (iv) interest expense for historical long-term debt of TBEI that was repaid and interest expense on additional borrowings by the Company to fund the acquisition and (v) elimination of non-recurring acquisition and integration-related expenses. The unaudited pro forma statement of operations of the Company assuming this transaction occurred on January 1, 2016 is as follows:

	For the Year Ended December 31,
(in millions, except per share data)	2017	2016
Net sales	$987.6	$913.2
Income from continuing operations	68.1	49.4
Diluted earnings from continuing operations (per share)	$1.13	$0.82

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
Acquisition of JJE
In connection with the June 3, 2016 acquisition of substantially all of the assets and operations of Joe Johnson Equipment, Inc. and Joe Johnson Equipment (USA), Inc. (collectively, “JJE”), the Company paid initial cash consideration of approximately $96.6 million. During the third quarter of 2019, the Company paid additional consideration of C$10 million (approximately $7.6 million) to settle the contingent consideration liability, based on the achievement of specified financial results over the three-year period following the closing of the acquisition. During the third quarter of 2019, the Company also paid C$7.6 million (approximately $5.8 million) to fund substantially all of the deferred payment. Of the total $13.4 million of additional consideration funded during the third quarter of 2019, $3.1 million has been included as a component of Net cash provided by operating activities within the Consolidated Statements of Cash Flows, with the remaining $10.3 million, representing the fair value of the additional consideration established in the Company’s purchase price allocation, being included as a component of Net cash (used for) provided by financing activities.
During the years ended December 31, 2019, 2018 and 2017, the Company’s Environmental Solutions Group recorded net sales of $3.3 million, $1.7 million and $0.7 million, respectively, relating to products sold to Ingenieria Y Servicios Orbitec SPA, an entity which is majority-owned by affiliates of the former owners of JJE.
NOTE 3 – REVENUE RECOGNITION
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
Information relating to the disaggregation of Net sales by geographic region, based on the location of the end-customer, is included in Note 17 – Segment Information. The following table presents the Company’s Net sales disaggregated by major product line:

(in millions)	2019	2018
Environmental Solutions
Vehicles and equipment (a)	$788.7	$687.2
Parts	132.8	118.6
Rental income (b)	46.2	41.8
Other (c)	25.2	15.9
Total net sales	992.9	863.5
Safety and Security Systems
Public safety and security equipment	133.5	134.3
Industrial signaling equipment	59.3	53.4
Warning systems	35.6	38.3
Total net sales	228.4	226.0
Total net sales	$1,221.3	$1,089.5

(a)	Includes net sales from the sale of new and used vehicles and equipment, including sales of rental equipment.

(b)	Represents revenues from vehicle and equipment lease arrangements with customers, recognized in accordance with Topic 842 and Topic 840, as applicable.

(c)	Primarily includes revenues from services such as maintenance and repair work and the sale of extended warranty contracts.
Contract Balances
The Company recognizes contract liabilities when cash payments, such as customer deposits, are received in advance of the Company’s satisfaction of the related performance obligations. Contract liabilities are recognized as Net sales when the related performance obligations are satisfied, which generally occurs within three to six months of the cash receipt. Contract liability balances are not materially impacted by any other factors. The Company’s contract liabilities were $13.9 million and $12.1 million, as of December 31, 2019 and 2018, respectively. Contract assets, such as unbilled receivables, were not material as of any of the periods presented herein.
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
Upon adoption, the Company recognized operating lease right-of-use assets and liabilities on its Consolidated Balance Sheets of $27.1 million and $29.5 million, respectively. In addition, the Company recognized the remaining deferred gain of $8.7 million associated with the sale-leaseback transactions that the Company entered into in July 2008 for its Elgin, Illinois and University Park, Illinois plant locations, net of the related deferred tax asset of $2.2 million, as a cumulative effect adjustment to opening retained earnings as of the January 1, 2019 adoption date. Prior to the adoption of Topic 842, the deferred gain, which initially totaled $29.0 million, had been amortized through the Company’s Consolidated Statements of Operations on a straight-line basis over the 15-year life of the respective leases. Effective in 2019, approximately $1.9 million of the deferred gain, which had been recognized each year since 2008, will no longer be recognized through the Consolidated Statements of Operations.
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
In connection with the 2019 acquisition of MRL, the Company entered into lease agreements for five facilities owned by affiliates of the sellers of MRL. With the exception of one lease, which has a term of one year, all such lease agreements have lease terms of five years. All lease agreements contain an annual rent that is considered to be market-based and include options to renew. In the year ended December 31, 2019, total rent paid under these agreements to the former owners of MRL, certain of whom are now employees of the Company, was $0.5 million, and the total lease liability as of December 31, 2019 was $4.2 million.
In connection with the 2016 acquisition of JJE, the Company entered into lease agreements for two facilities owned by affiliates of the sellers of JJE. Both agreements include an annual rent that is considered market-based, and were for an initial lease term of five years, with options to renew. Total rent paid under these agreements to the former owners of JJE, certain of whom are now employees of the Company, was approximately $0.3 million, $0.3 million and $0.4 million during the years ended December 31, 2019, 2018 and 2017, respectively, and the total lease liability as of December 31, 2019 was $0.5 million.
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

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

The following table summarizes the Company’s total lease costs and supplemental cash flow information arising from operating lease transactions:

(in millions)	Year Ended December 31, 2019
Total operating lease costs (a)	$12.6

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	8.6

(a)	Includes short-term leases and variable lease costs. Total rental expense on all operating leases previously reported under Topic 840 was $8.8 million in 2018 and $8.5 million in 2017.
The following table summarizes the components of lease right-of-use assets and liabilities:

(in millions)	2019	Affected Line Item in Consolidated Balance Sheets
Assets
Operating lease right-of-use assets	$27.6	Operating lease right-of-use assets
Finance lease right-of-use assets	0.6	Properties and equipment, net
Total lease right-of-use assets	$28.2

Liabilities
Current:
Operating leases	$8.2	Other current liabilities
Finance leases	0.2	Current portion of long-term borrowings and finance lease obligations
Noncurrent:
Operating leases	21.6	Long-term operating lease liabilities
Finance leases	0.4	Long-term borrowings and finance lease obligations
Total lease liabilities	$30.4

As of December 31, 2019, the Company’s operating leases have a weighted-average remaining lease term of 3.8 years and a weighted-average discount rate of 3.8%.
Maturities of operating lease liabilities as of December 31, 2019 were as follows:

(in millions)
2020	$9.1
2021	8.4
2022	7.4
2023	4.7
2024	1.8
Thereafter	0.5
Total lease payments	31.9
Less: Imputed interest	2.1
Present value of operating lease liabilities	$29.8

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

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

NOTE 5 — INVENTORIES
The following table summarizes the components of inventories:

(in millions)	2019	2018
Finished goods	$86.8	$78.3
Raw materials	79.5	66.3
Work in process	16.6	12.7
Total inventories (a)	$182.9	$157.3

(a)	Amounts at December 31, 2019 include inventories acquired in the MRL acquisition - see Note 2 – Acquisitions.
NOTE 6 — PROPERTIES AND EQUIPMENT, NET
The following table summarizes the components of properties and equipment, net:

(in millions)	2019	2018
Land	$4.3	$3.7
Buildings and improvements	53.9	35.8
Machinery and equipment	159.2	138.5
Total property and equipment, at cost	217.4	178.0
Less: Accumulated depreciation	125.5	116.0
Properties and equipment, net (a)	$91.9	$62.0

(a)	Amounts at December 31, 2019 include properties and equipment acquired in the MRL acquisition - see Note 2 – Acquisitions.
NOTE 7 — RENTAL EQUIPMENT, NET
The following table summarizes the components of rental equipment, net:

(in millions)	2019	2018
Rental equipment	$149.0	$126.6
Less: Accumulated depreciation	33.6	30.0
Rental equipment, net	$115.4	$96.6

Rental income associated with the Company’s equipment rental activity, which is included as a component of Net sales on the Consolidated Statements of Operations, totaled $46.2 million in 2019, $41.8 million in 2018 and $31.6 million in 2017.
NOTE 8 — GOODWILL AND OTHER INTANGIBLE ASSETS
The following table summarizes the carrying amount of goodwill and changes in the carrying amount of goodwill, by segment:

(in millions)	Environmental Solutions	Safety & Security Systems	Total
Balance at December 31, 2017	$263.6	$113.7	$377.3
Translation adjustments	(0.4)	(1.8)	(2.2)
Balance at December 31, 2018	263.2	111.9	375.1
Acquisitions	13.9	—	13.9
Translation adjustments	0.2	(0.4)	(0.2)
Balance at December 31, 2019	$277.3	$111.5	$388.8

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

The following table summarizes the gross carrying amount and accumulated amortization of intangible assets for each major class of intangible assets:

	2019			2018
(in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Definite-lived intangible assets:
Customer relationships (a)	$108.6	$(20.5)	$88.1	$90.9	$(12.1)	$78.8
Other (a)	4.2	(1.6)	2.6	2.9	(1.3)	1.6
Total definite-lived intangible assets	112.8	(22.1)	90.7	93.8	(13.4)	80.4
Indefinite-lived intangible assets:
Trade names	72.2	—	72.2	62.7	—	62.7
Total indefinite-lived intangible assets	72.2	—	72.2	62.7	—	62.7
Total intangible assets	$185.0	$(22.1)	$162.9	$156.5	$(13.4)	$143.1

(a)
Average useful life of customer relationships and other definite-lived intangible assets are estimated to be approximately 12 years and eight years, respectively. The average useful life across all definite-lived intangible assets is estimated to be approximately 12 years.

Amortization expense for the years ended December 31, 2019, 2018 and 2017 was $8.8 million, $8.0 million and $4.8 million respectively.
The Company currently estimates that aggregate amortization expense will be approximately $9.6 million in 2020, $9.6 million in 2021, $9.5 million in 2022, $9.3 million in 2023, $9.3 million in 2024 and $43.4 million thereafter. Actual amounts of amortization may differ from estimated amounts due to additional intangible asset acquisitions, changes in foreign currency rates, impairment of intangible assets and other events.
NOTE 9 — DEBT
The following table summarizes the components of Long-term borrowings and finance lease obligations:

(in millions)	2019	2018
2016 Credit Agreement	$—	$209.4
2019 Credit Agreement	219.9	—
Finance lease obligations	0.6	0.7
Total long-term borrowings and finance lease obligations, including current portion	220.5	210.1
Less: Current finance lease obligations	0.2	0.2
Total long-term borrowings and finance lease obligations	$220.3	$209.9
As more fully described within Note 18 – Fair Value Measurements, the Company uses a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The fair value of long-term debt is based on interest rates that we believe are currently available to us for issuance of debt with similar terms and remaining maturities (Level 2 input).
The following table summarizes the carrying amounts and fair values of the Company’s financial instruments:

	2019		2018
(in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value
Long-term borrowings (a)	220.5	220.5	210.1	210.1

(a)	Long-term borrowings includes current portions of finance lease obligations of $0.2 million and $0.2 million as of December 31, 2019 and 2018, respectively.
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
The Company is subject to certain net leverage ratio and interest coverage ratio financial covenants under the 2019 Credit Agreement that are to be measured at each fiscal quarter-end. The Company was in compliance with all such covenants as of December 31, 2019. The 2019 Credit Agreement also includes a series of “covenant holiday” periods, which allow for the temporary increase of the minimum net leverage ratio following the completion of a permitted acquisition, or a series of acquisitions, when the aggregate consideration over a period of twelve months exceeds $75 million. In addition, the 2019 Credit Agreement includes customary negative covenants, subject to certain exceptions, restricting or limiting the Company’s and its subsidiaries’ ability to, among other things: (i) make non-ordinary course dispositions of assets; (ii) make certain fundamental business changes, such as mergers, consolidations or any similar combination; (iii) make restricted payments, including dividends and stock repurchases; (iv) incur indebtedness; (v) make certain loans and investments; (vi) create liens; (vii) transact with affiliates; (viii) enter into sale/leaseback transactions; (ix) make negative pledges; and (x) modify subordinated debt documents.
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
The 2019 Credit Agreement amended and restated the Company’s Amended 2016 Credit Agreement (the “2016 Credit Agreement”), which provided the Company with a $400 million revolving credit facility.
In connection with the execution of the 2019 Credit Agreement during the year ended December 31, 2019, the Company incurred $1.0 million of debt issuance costs. Such fees have been deferred and are being amortized over the five-year term.
As of December 31, 2019, there was $219.9 million of cash drawn and $11.2 million of undrawn letters of credit under the 2019 Credit Agreement, with $268.9 million of net availability for borrowings.
The following table summarizes the gross borrowings and gross payments under the Company’s revolving credit facilities:

	For the Years Ended December 31,
(in millions)	2019	2018	2017
Gross borrowings	$84.0	$8.0	$262.7
Gross payments	76.6	70.1	53.6

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

Aggregate maturities of total borrowings due amount to approximately $0.2 million in 2020, $0.2 million in 2021, $0.1 million in 2022, $0.1 million in 2023, and $219.9 million in 2024. The weighted average interest rate on long-term borrowings was 2.7% at December 31, 2019.
The Company paid interest of $7.8 million in 2019, $8.7 million in 2018 and $6.6 million in 2017.
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
On October 2, 2019, the Company entered into an interest rate swap (the “2019 Swap”) with a notional amount of $75.0 million, as a means of fixing the floating interest rate component on $75.0 million of its variable-rate debt. The 2019 Swap is designated as a cash flow hedge, with a maturity date of July 30, 2024.
As a result of the application of hedge accounting treatment, all unrealized gains and losses related to the derivative instrument are recorded in Accumulated other comprehensive loss and are reclassified into operations in the same period in which the hedged transaction affects earnings. The gain on the termination of the 2017 Swap has been included in Accumulated other comprehensive loss and will be reclassified into earnings ratably through June 2, 2020. Hedge effectiveness is assessed quarterly. We do not use derivative instruments for trading or speculative purposes.
As more fully described within Note 18 – Fair Value Measurements, the Company uses a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The fair value of the Company’s interest rate swaps is derived from a discounted cash flow analysis based on the terms of the contract and the interest rate curve (Level 2 inputs) and measured on a recurring basis in our Consolidated Balance Sheets. At December 31, 2019 and 2018, the fair value of the Company’s interest rate swaps, included in Deferred charges and other long-term assets on the Consolidated Balance Sheets, was $0.9 million and $2.0 million, respectively, and no ineffectiveness was recorded. During the year ended December 31, 2019, an unrealized pre-tax loss of $1.0 million was recorded in Accumulated other comprehensive loss, whereas during the years ended December 31, 2018, and 2017, unrealized pre-tax gains of $0.4 million and $1.6 million, respectively, were recorded in Accumulated other comprehensive loss.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

NOTE 10 — INCOME TAXES
The following table summarizes the income tax expense from continuing operations:

(in millions)	2019	2018	2017
Current tax expense (benefit):
Federal	$20.7	$17.8	$12.0
Foreign	0.4	(0.1)	0.8
State and local	6.0	5.7	2.9
Total current tax expense	27.1	23.4	15.7
Deferred tax expense (benefit):
Federal	2.8	0.6	(15.7)
Foreign	2.2	(6.5)	0.8
State and local	(1.9)	0.4	(0.3)
Total deferred tax expense (benefit)	3.1	(5.5)	(15.2)
Total income tax expense	$30.2	$17.9	$0.5

The following table summarizes the differences between the statutory federal income tax rate and the effective income tax rate from continuing operations:

	2019	2018	2017
Statutory federal income tax rate	21.0%	21.0%	35.0%
State income taxes, net of federal tax benefit	3.2	4.5	4.3
Remeasurement of deferred taxes, associated with 2017 Tax Act	—	—	(37.6)
Valuation allowance	(0.6)	—	3.6
Domestic production deduction	—	—	(2.3)
Tax planning benefits, excluding valuation allowance effects	—	(8.1)	—
Tax reserves	(0.4)	(0.3)	0.1
Tax credits	(0.4)	(0.3)	(0.9)
Foreign tax rate effects	0.4	0.3	(0.5)
Excess tax benefits from stock compensation activity	(1.2)	(0.8)	(0.4)
Other, net	(0.2)	(0.3)	(0.5)
Effective income tax rate	21.8%	16.0%	0.8%

The following table summarizes income before income taxes from continuing operations:

(in millions)	2019	2018	2017
U.S.	$126.0	$100.6	$55.7
Non-U.S.	12.6	11.0	5.3
Income before income taxes	$138.6	$111.6	$61.0

Summary
The Company recognized income tax expense of $30.2 million for the year ended December 31, 2019, compared to $17.9 million for the year ended December 31, 2018. The increase in income tax expense in the current year was primarily due to higher earnings and the non-recurrence of an $8.6 million tax planning benefit that was recognized in the prior year, partially offset by the recognition of a $0.8 million tax benefit from the release of state deferred tax valuation allowance, and a $0.8 million increase in excess tax benefits from stock compensation activity. The Company’s effective tax rate for the year ended December 31, 2019 was 21.8%, compared to 16.0% in 2018.
The Company recognized income tax expense of $17.9 million for the year ended December 31, 2018, compared to $0.5 million for the year ended December 31, 2017. The increase in income tax expense was primarily due to higher earnings, and the impact of certain special tax items in the prior year, which did not repeat in 2018. In addition, during the year ended December 31, 2018, the Company recognized a tax benefit of $8.6 million associated with the completion of a tax planning

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

strategy in Spain. Tax expense for the year ended December 31, 2017 was lower than in 2018, largely due to the recognition of a $23.0 million net tax benefit associated with the revaluation of the Company’s net deferred tax liabilities in the U.S. following the reduction of the federal corporate tax rate included in the Tax Cuts and Jobs Act of 2017 (“the 2017 Tax Act”). This benefit was partially offset by a $2.2 million net increase in valuation allowance, inclusive of a $3.0 million valuation allowance recorded against the Company’s foreign tax credits as a result of the enactment of the 2017 Tax Act, the recognition of $0.6 million of additional tax expense associated with a change in the state tax rate in Illinois, and additional taxes resulting from higher pre-tax earnings. The Company’s effective tax rate for the year ended December 31, 2018 was 16.0%, compared to 0.8% in 2017. The 2018 effective tax rate included the effects of the benefit from the tax planning strategy, whereas the 2017 effective tax rate included the aforementioned impacts resulting from the 2017 Tax Act.
The Company paid income taxes of $25.7 million in 2019, $21.6 million in 2018 and $13.9 million in 2017.
Impact of the 2017 Tax Act
In December 2017, the 2017 Tax Act was enacted. Among its provisions, the 2017 Tax Act reduces the U.S. federal corporate tax rate from 35% to 21% (effective in 2018), required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and created new taxes on certain foreign sourced earnings, including a new minimum tax on GILTI.
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
In addition, the 2017 Tax Act moved the U.S. from a worldwide system of taxation to a territorial system and changed the rules that enabled taxpayers to generate foreign source income related to export sales. As a result of these changes, the Company concluded that it was not “more likely than not” that it could utilize its existing foreign tax credits within the applicable carryforward period and a $3.0 million valuation allowance was recorded against the Company’s foreign tax credits as of December 31, 2017.
The 2017 Tax Act also provided a one-time “transition tax” on untaxed post-1986 accumulated earnings and profits (“E&P”) of a company’s controlled foreign corporations (“CFC”) determined as of November 2, 2017 or December 31, 2017 (whichever date on which there is more deferred E&P). Cash and cash equivalents are taxed at an effective rate of 15.5% and earnings in excess of the cash position are taxed at an effective rate of 8%. The 2017 Tax Act permitted the netting of positive earnings of one CFC against deficits of others. At both November 2, 2017 and December 31, 2017, the accumulated undistributed earnings of the Company’s foreign subsidiaries aggregated to an overall E&P deficit. Therefore, the Company did not have a transition tax liability under the provisions of the 2017 Tax Act.
Generally, the Company has considered Cash and cash equivalents held by subsidiaries outside the U.S. to be permanently reinvested in its foreign operations and the Company’s current plans do not demonstrate a need to repatriate such cash to fund U.S. operations. However, in the event that these funds were needed to fund U.S. operations or to satisfy U.S. obligations, they generally could be repatriated. The repatriation of these funds may cause the Company to incur additional U.S. income tax expense, dependent on income tax laws and other circumstances at the time any such amounts were repatriated. As of December 31, 2019, the Company continues to assert that its undistributed earnings of certain foreign subsidiaries are indefinitely reinvested.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

Deferred Taxes
The following table summarizes deferred income tax assets and liabilities of the Company’s continuing operations:

(in millions)	2019	2018
Deferred tax assets:
Properties and equipment	$0.7	$1.9
Accrued expenses	28.6	27.3
Stock based compensation	3.9	3.5
Net operating loss and foreign tax credit carryforwards	21.6	25.8
Goodwill and intangibles	1.5	0.9
Pension benefits	18.5	20.2
Gross deferred tax assets	74.8	79.6
Valuation allowance	(8.2)	(9.4)
Total deferred tax assets	66.6	70.2
Deferred tax liabilities:
Properties and equipment	(24.4)	(17.9)
Pension benefits	(11.3)	(10.3)
Goodwill and intangibles	(72.4)	(74.6)
Other	(1.1)	(1.1)
Gross deferred tax liabilities	(109.2)	(103.9)
Net deferred tax liabilities	$(42.6)	$(33.7)

The deferred tax asset for tax loss and tax credit carryforwards at December 31, 2019 includes federal net operating loss carryforwards of $0.1 million, which will begin to expire in 2027, state net operating loss carryforwards of $6.7 million, which will begin to expire in 2020, foreign net operating loss carryforwards of $11.7 million, which will begin to expire in 2025, and U.S. foreign tax credits of $3.1 million, which will begin to expire in 2023.
The deferred tax asset for tax loss and tax credit carryforwards at December 31, 2018, included federal net operating loss carryforwards of $0.5 million, state net operating loss carryforwards of $7.3 million, foreign net operating loss carryforwards of $13.8 million, U.S. foreign tax credits of $3.1 million, and U.S. research tax credit carryforwards of $1.1 million.
The $66.6 million of deferred tax assets at December 31, 2019, for which no valuation allowance is recorded, is anticipated to be realized through future taxable income or the future reversal of existing taxable temporary differences recorded as deferred tax liabilities at December 31, 2019. Should the Company determine that it would not be able to realize its remaining deferred tax assets in the future, an adjustment to the valuation allowance would be recorded in the period such determination is made.
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

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

During the years ended December 31, 2019 and 2017, the Company determined that $0.8 million of valuation allowance, previously recorded against state deferred tax assets, could be released primarily as result of an increase to future taxable income expected to be generated in certain states.
At December 31, 2019, the total valuation allowance recorded against the Company’s deferred tax assets was $8.2 million, comprised of a $4.2 million valuation allowance recorded against state net operating loss carryforwards, a $0.9 million valuation allowance recorded against foreign net deferred tax assets, and a $3.1 million valuation allowance recorded against the Company’s foreign tax credits.
Unrecognized Tax Benefits
The following table summarizes the activity related to the Company’s unrecognized tax benefits:

(in millions)	2019	2018	2017
Balance at January 1	$1.6	$1.9	$1.8
Increases related to current year tax	—	0.2	0.2
Increases from prior period positions	0.2	—	—
Decreases from settlements with tax authorities	(0.2)	—	—
Decreases due to lapse of statute of limitations	(0.3)	(0.5)	(0.1)
Balance at December 31	$1.3	$1.6	$1.9

The Company’s accounting policy is to recognize interest and penalties related to income tax matters in income tax expense. At December 31, 2019 and 2018, accruals for interest and penalties amounting to $0.4 million and $0.6 million, respectively, are included in the Consolidated Balance Sheets but are not included in the table above. At December 31, 2019 and 2018, reserves for unrecognized tax benefits, including interest and penalties, of $1.6 million and $2.1 million, respectively, were included within Other long-term liabilities on the Consolidated Balance Sheets. At December 31, 2019 and 2018, unrecognized tax benefits of $0.1 million and $0.1 million, respectively, were included as a component of Deferred tax liabilities on the Consolidated Balance Sheets.
All of the unrecognized tax benefits of $1.3 million and $1.6 million at December 31, 2019 and 2018, respectively, would impact our annual effective tax rate, if recognized. We do not expect any significant change to our unrecognized tax benefits as a result of potential expiration of statute of limitations or settlements with tax authorities within the next twelve months.
Status of Tax Returns
We file U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2016 through 2018 tax years generally remain subject to examination by federal tax authorities, whereas the 2015 through 2018 tax years generally remain subject to examination by most state tax authorities. In significant foreign jurisdictions, the tax years from 2015 through 2018 generally remain subject to examination by their respective tax authorities.
NOTE 11 — PENSION AND OTHER POST-EMPLOYMENT PLANS
Defined Benefit Pension Plans
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
In October 2018, the U.K. High Court ruled that certain formulas used to calculate guaranteed minimum pension (“GMP”) benefits violated gender-pay equality laws. The Company is currently evaluating the impact of the ruling on its non-U.S. benefit plan’s GMP benefit formulas and monitoring for additional regulatory and interpretive developments. While the non-U.S. benefit plan has not yet been amended to address the ruling, the Company has recognized the estimated impact, resulting in a $2.6 million increase to the benefit obligation with a corresponding adjustment to Prior service costs within Accumulated other comprehensive loss as of December 31, 2018. The prior service costs will be amortized into net periodic benefit cost over the remaining average life expectancy of plan participants.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

In September 2017, the Company executed an amendment to its U.S. defined benefit pension plan, which enabled the Company to announce a limited-time voluntary lump-sum pension offering to eligible, terminated, vested plan participants. In connection with the offering, 516 individuals elected to receive a lump-sum settlement payment. In the aggregate, the Company paid a total of $13.7 million in lump-sum benefit payments during the year ended December 31, 2017, using assets of the plan. As total benefit payments during the year ended December 31, 2017 exceeded the sum of the service and interest cost, the Company was required to measure the liabilities of the benefit plans and recognize a settlement charge of $6.1 million, in accordance with ASC 715, Compensation – Retirement Benefits.
The following table summarizes net periodic pension expense (benefit) for the U.S. and non-U.S. benefit plans:

	U.S. Benefit Plan			Non-U.S. Benefit Plan
(in millions)	2019	2018	2017	2019	2018	2017
Company-sponsored plans:
Service cost	$—	$—	$—	$0.2	$0.2	$0.2
Interest cost	6.8	6.4	7.6	1.4	1.3	1.4
Expected return on plan assets	(8.7)	(8.7)	(9.6)	(2.0)	(2.2)	(2.1)
Amortization of prior service costs	—	—	—	0.1	—	—
Amortization of actuarial losses	2.6	3.0	2.5	0.7	0.6	0.6
Settlement charge recognized	—	—	6.1	—	—	—
Net periodic pension expense (benefit)	$0.7	$0.7	$6.6	$0.4	$(0.1)	$0.1

The items that comprise Net periodic pension expense (benefit), other than service cost, are included as a component of Other expense (income), net or Pension settlement charges, as applicable, on the Consolidated Statements of Operations.
The following table summarizes the weighted-average assumptions used in determining pension costs:

	U.S. Benefit Plan			Non-U.S. Benefit Plan
	2019	2018	2017	2019	2018	2017
Discount rate	4.4%	3.7%	4.3%	2.8%	2.5%	2.6%
Expected long-term rate of return on plan assets	7.0%	7.0%	7.1%	4.2%	4.2%	4.2%
The following table summarizes the changes in the projected benefit obligation and plan assets:

	U.S. Benefit Plan		Non-U.S. Benefit Plan
(in millions)	2019	2018	2019	2018
Benefit obligation, beginning of year	$161.6	$179.0	$49.8	$54.7
Service cost	—	—	0.2	0.2
Interest cost	6.8	6.4	1.4	1.3
Actuarial loss (gain)	10.8	(13.9)	2.0	(2.2)
Benefits and expenses paid	(9.8)	(9.9)	(3.1)	(3.8)
Amendments(a)	—	—	—	2.6
Foreign currency translation	—	—	2.0	(3.0)
Benefit obligation, end of year	$169.4	$161.6	$52.3	$49.8
Accumulated benefit obligation, end of year	$169.4	$161.6	$52.3	$49.8

(a)
While the non-U.S. benefit plan has not yet been amended, this component of the change to the benefit obligation of the non-U.S. benefit plan during the year ended December 31, 2018 represents the estimated impact of the U.K. High Court ruling, as described above.

The following table summarizes the weighted-average assumptions used in determining benefit obligations:

	U.S. Benefit Plan		Non-U.S. Benefit Plan
	2019	2018	2019	2018
Discount rate	3.5%	4.4%	2.0%	2.8%

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

The following summarizes the changes in the fair value of plan assets:

	U.S. Benefit Plan		Non-U.S. Benefit Plan
(in millions)	2019	2018	2019	2018
Fair value of plan assets, beginning of year	$118.8	$131.7	$47.7	$54.7
Actual return (loss) on plan assets (a)	22.6	(10.0)	7.2	(1.6)
Company contribution	—	7.0	1.3	1.3
Benefits and expenses paid	(9.8)	(9.9)	(3.1)	(3.8)
Foreign currency translation	—	—	2.1	(2.9)
Fair value of plan assets, end of year	$131.6	$118.8	$55.2	$47.7

(a)
Actual return (loss) on plan assets of the U.S. benefit plan for the years ended December 31, 2019 and 2018, was net of fees, commissions and other expenses paid from plan assets of $1.9 million and $1.8 million, respectively.

As more fully described within Note 18 – Fair Value Measurements, the Company uses a three-level fair value hierarchy that prioritizes the inputs used to measure fair value.
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

Following is a description of the valuation methodologies used for assets measured at fair value for the non-U.S. benefit plan:

•	Diversified investment funds are valued based on a daily NAV per share measured by the fund sponsor and used as the basis for current transactions.

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

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

The following summarizes the Company’s pension assets in a three-tier fair value hierarchy for its benefit plans:

	U. S. Benefit Plan
	2019				2018
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$4.0	$—	$—	$4.0	$4.8	$—	$—	$4.8
Equity investments:
U.S. Large Cap	46.1	—	—	46.1	36.0	—	—	36.0
U.S. Small and Mid Cap	23.8	—	—	23.8	19.6	—	—	19.6
Developed international	7.1	5.9	—	13.0	8.9	6.8	—	15.7
Emerging markets	10.2	0.5	—	10.7	10.1	0.8	—	10.9
Fixed income investments:
Government securities	10.5	—	—	10.5	8.2	—	—	8.2
Asset-backed securities	—	13.5	—	13.5	—	12.5	—	12.5
Corporate bonds	—	9.4	—	9.4	—	10.6	—	10.6
Other investments:
Real estate	0.4	—	—	0.4	0.3	—	—	0.3
Total assets at fair value (a)	$102.1	$29.3	$—	$131.4	$87.9	$30.7	$—	$118.6

(a)	Total assets at fair value in the table above exclude a net receivable of $0.2 million and $0.2 million at December 31, 2019 and 2018, respectively.

	Non-U. S. Benefit Plan
	2019				2018
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$0.2	$—	$—	$0.2	$0.1	$—	$—	$0.1
Diversified investment funds (a)	—	40.7	—	40.7	—	36.4	—	36.4
Fixed income investments:
Government securities	3.8	—	—	3.8	2.8	—	—	2.8
Corporate bonds	7.2	3.3	—	10.5	6.2	2.2	—	8.4
Total assets at fair value	$11.2	$44.0	$—	$55.2	$9.1	$38.6	$—	$47.7

(a)	These funds primarily invest in a diversified portfolio of equity securities and fixed income securities.
The Company maintains a structured investment strategy for the U.S. pension plan to improve alignment of assets and liabilities that includes: (i) maintaining a diversified portfolio that can provide a near-term weighted-average target return of approximately 7.0% or more, (ii) maintaining liquidity to meet obligations and (iii) prudently managing administrative and management costs. The target asset allocations for the U.S. pension plan are (i) between 53% and 73% in equity investments, (ii) between 25% and 35% in fixed income investments and (iii) between 0% and 20% in cash and cash equivalents. Other investments may include real estate investments and mutual funds investing in real estate, commodities or hedge funds.
The investment strategy for the non-U.S. pension plan is designed to achieve certain target asset allocations depending on the plan’s relative funded status. Plan assets for the non-U.S. benefit plan consist principally of a portfolio of diversified investment funds, U.K. government securities and corporate bonds. The target asset allocations for the non-U.S. benefit plan assets are generally between 65% and 75% in fixed income investments and between 25% and 35% in equity investments.
The following summarizes the funded status of the Company-sponsored plans:

	U.S. Benefit Plan		Non-U.S. Benefit Plan
(in millions)	2019	2018	2019	2018
Fair value of plan assets, end of year	$131.6	$118.8	$55.2	$47.7
Benefit obligation, end of year	169.4	161.6	52.3	49.8
Funded status, end of year	$(37.8)	$(42.8)	$2.9	$(2.1)

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

The following summarizes the amounts recognized within our Consolidated Balance Sheets:

	U.S. Benefit Plan		Non-U.S. Benefit Plan
(in millions)	2019	2018	2019	2018
Amounts recognized in our Consolidated Balance Sheets include:
Deferred charges and other long-term assets	$—	$—	$2.9	$—
Long-term pension and other post-retirement benefit liabilities	(37.8)	(42.8)	—	(2.1)
Net (liability) asset recorded	$(37.8)	$(42.8)	$2.9	$(2.1)
Amounts recognized in Accumulated other comprehensive loss include:
Actuarial losses	$76.2	$81.9	$14.6	$17.8
Prior service costs	—	—	2.4	2.5
Net amount recognized, pre-tax	$76.2	$81.9	$17.0	$20.3

As the Company’s benefit plans are fully frozen, all plan participants are now considered to be inactive. As a result, the associated actuarial losses and prior service costs that are included in Accumulated other comprehensive loss are being amortized into net periodic benefit cost over the remaining average life expectancy of plan participants. The Company expects $3.7 million of the actuarial losses and $0.1 million of the prior service costs to be amortized from Accumulated other comprehensive loss into net periodic benefit cost in 2020.
In 2020, the Company currently expects to contribute up to $6.9 million to the U.S. benefit plan and up to $1.3 million to the non-U.S. benefit plan. Future contributions to the plans will be based on such factors as annual service cost, the financial return on plan assets, interest rate movements that affect discount rates applied to plan liabilities and the value of benefit payments made.
The following summarizes the benefits expected to be paid under the Company’s defined benefit plans in each of the next five years, and in aggregate for the five years thereafter:

(in millions)	U.S. Benefit Plan	Non-U.S. Benefit Plan
2020	$9.7	$2.6
2021	9.8	2.7
2022	10.0	2.8
2023	10.2	2.9
2024	10.5	3.0
2025-2029	52.6	16.5

Defined Contribution Retirement Plan
The Company also sponsors a defined contribution retirement plan (the “401(k) plan”) covering a majority of its employees. Participation is via automatic enrollment and employees may elect to opt out of the 401(k) plan. Company contributions to the 401(k) plan are based on an employee’s years of service, as well as the percentage of employee contributions. The Company’s cost of the 401(k) plan was $7.9 million in 2019, $7.2 million in 2018 and $6.9 million in 2017.
Deferred Compensation Plan
The Company also provides a deferred compensation plan to certain employees. The deferred compensation plan is a non-qualified, unfunded defined contribution plan, which provides participants with benefits that would have been provided under the 401(k) plan, but could not be provided due to compensation limits for qualified plans under the Internal Revenue Code. At December 31, 2019 and 2018, deferred compensation liabilities of $11.1 million and $7.5 million, respectively, were included on the Consolidated Balance Sheets, primarily within Long-term pension and other post-retirement benefit liabilities.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

Multi-Employer Pension Plans
The Company also participates in two multi-employer pension plans that provide defined benefits to employees under U.S. collective bargaining agreements, as follows:

Pension Fund	EIN/Pension Plan Number	Pension Protection Act Zone Status		FIP/RP Status Pending/ Implemented (a)	Surcharge Imposed	Expiration of Collective Bargaining Agreement
		2019	2018
IAM National Pension Fund (b)	51-6031295/002	Red	Green	RP Implemented (c)	Yes (c)	5/31/2021
Sheet Metal Workers’ National Pension Fund (b)	52-6112463/001	Yellow	Yellow	FIP Implemented	No	6/27/2020

(a)	Indicates whether the plan has a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) which is either pending or has been implemented.

(b)	The plans’ year-end to which the zone status relates is December 31, 2019 and 2018.

(c)
The IAM National Pension Fund was initially certified in the Yellow Zone for 2019. In April 2019, the Trustees of the IAM National Pension Fund voluntarily elected to place the IAM National Pension Fund in the Red Zone, adopted a Rehabilitation Plan, and imposed a surcharge.

Contributions to these plans totaled $0.2 million, $0.2 million and $0.2 million for 2019, 2018 and 2017, respectively. The Company’s contributions do not represent more than 5% of the total contributions to the plans as indicated in their most recently available annual reports dated December 31, 2018.
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
NOTE 12 — COMMITMENTS AND CONTINGENCIES
Financial Commitments
The Company provides indemnifications and other guarantees in the ordinary course of business, the terms of which range in duration and often are not explicitly defined. Specifically, the Company is occasionally required to provide letters of credit and bid and performance bonds to various customers, principally to act as security for retention levels related to casualty insurance policies and to guarantee the performance of subsidiaries that engage in export and domestic transactions. At December 31, 2019, the Company had outstanding performance and financial standby letters of credit, as well as outstanding bid and performance bonds, aggregating to $23.8 million. If any such letters of credit or bonds are called, the Company would be obligated to reimburse the issuer of the letter of credit or bond. The Company believes the likelihood of any currently outstanding letter of credit or bond being called is remote.
The Company has transactions involving the sale of equipment to certain of its customers which include (i) guarantees to repurchase the equipment for a fixed price at a future date and (ii) guarantees to repurchase the equipment from the third-party lender in the event of default by the customer. As of December 31, 2019, the single year and maximum potential cash payments the Company could be required to make to repurchase equipment under these agreements were $3.5 million and $3.8 million, respectively. The Company’s risk under these repurchase arrangements would be partially mitigated by the value of the products repurchased as part of the transaction. Historical cash requirements and losses associated with these obligations have not been significant, but could increase if customer defaults exceed current expectations.
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

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

The following table summarizes the changes in the Company’s warranty liabilities:

(in millions)	2019	2018
Balance at January 1	$9.8	$8.4
Provisions to expense	8.0	7.8
Acquisitions	0.2	—
Payments	(6.8)	(6.4)
Balance at December 31	$11.2	$9.8

As of December 31, 2019 and 2018, an estimated liability was recorded within the Environmental Solutions Group in connection with a specific warranty matter. It is reasonably possible that the Company’s estimate may change in the near term as more information becomes available; however, the ultimate resolution of this matter is not expected to have a material adverse effect on the Company’s results of operations, financial position or liquidity.
Environmental Liabilities
In May 2012, the Company sold a facility in Pearland, Texas. The facility was previously used by the Company’s discontinued Pauluhn business, which manufactured marine, offshore and industrial lighting products. The site is in the process of remediation, and it is probable that the site will incur future costs. As such, as of December 31, 2019 and 2018, environmental remediation reserves of $0.3 million and $0.4 million, respectively, have been included in liabilities of discontinued operations on the Consolidated Balance Sheets. The recorded reserves are based on an undiscounted estimate of the range of costs to remediate the site, depending upon the remediation approach and other factors. The Company’s estimate may change in the near-term as more information becomes available; however, the costs are not expected to have a material adverse effect on the Company’s results of operations, financial position or cash flow.
NOTE 13 — LEGAL PROCEEDINGS
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
On June 25, 2014, a unanimous three-judge panel of the First District Illinois Appellate Court issued its opinion reversing the class certification order of the trial court. Specifically, the Appellate Court determined that the trial court’s ruling failed to satisfy the class-action requirements that the common issues of the firefighters’ claims predominate over the individual issues and that there is an adequate representative for the class. During a status hearing on October 8, 2014, plaintiffs represented to the Court that they would again seek to certify a class of firefighters on the issue of whether the Company’s sirens were defective and unreasonably dangerous. On January 12, 2015, plaintiffs filed motions to amend their complaints to add class action allegations with respect to Chicago firefighter plaintiffs, as well as the approximately 1,800 firefighter plaintiffs from locations outside of Chicago. On March 11, 2015, the trial court granted plaintiffs’ motions to amend their complaints. On April 24, 2015, the cases were transferred to Cook County chancery court, which will decide all class certification issues. On March 23, 2018, plaintiffs filed a motion to certify as a class all firefighters from the Chicago Fire Department who have filed lawsuits in this matter. The parties have requested discovery from each other related to this motion. The court has directed the parties to appear on April 30, 2020 to address the issue of discovery and other matters. The Company intends to continue its objections to any attempt at certification.
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

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

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
With respect to claims of other out-of-state firefighters involved in these two cases, the Company moved to dismiss these claims as improperly filed in Pennsylvania. The Court granted this motion and dismissed these claims on November 5, 2015. During August through December 2015, another nine new cases were filed in the Court of Common Pleas, Philadelphia County, Pennsylvania. These cases involve a total of 193 firefighters, most of whom are located outside of Pennsylvania. The Company again moved to dismiss all claims filed by out-of-state firefighters in these cases as improperly filed in Pennsylvania. On May 24, 2016, the Court granted this motion and dismissed these claims. Plaintiffs appealed this decision and, on September 25, 2018, the appellate court reversed this dismissal. The Company has filed a petition with the appellate court requesting that the court reconsider its ruling. On December 7, 2018, the appellate court granted the Company’s petition and withdrew its prior

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

decision. The Court has ordered that the parties file additional briefs and a new panel of appellate judges issue a decision. The parties have supplied briefs to the Court and the Court has heard oral argument on this case. The Company is awaiting a decision in this case.
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
A second trial involving Pittsburgh firefighters began during January 2018. At the outset of this trial, plaintiffs’ attorneys requested that the Company consider settlement of various cases. This trial was continued to allow the parties to further discuss possible settlement. During March 2018, the parties agreed in principle on a framework (the “Settlement Framework”) to resolve hearing loss claims and cases in all jurisdictions involved in the hearing loss litigation except in Cook County and Lackawanna County, and excluding one case involving one firefighter in New York City. The firefighters excluded from the Settlement Framework are represented by different attorneys. The Company has agreed in principle to settle the cases in Lackawanna County and the case involving one firefighter in New York City for nominal amounts. Pursuant to the Settlement Framework, the Company would pay $700 to each firefighter who has filed a lawsuit and is eligible to be part of the settlement. The Company would pay $300 to each firefighter who has not yet filed a case and is eligible to be part of the settlement. To be eligible for settlement, among other things, firefighters must provide proof that they have high frequency noise-induced hearing loss. There are approximately 3,700 firefighters whose claims may be considered as part of this settlement, including approximately 1,320 firefighters who have ongoing filed lawsuits. This Settlement Framework was finalized in a global settlement agreement executed on November 4, 2019. Pursuant to this global settlement agreement, the parties are now in the process of determining how many of the approximately 3,700 firefighters will be eligible to participate in the settlement. In order to minimize the parties’ respective legal costs and expenses during this settlement process, on July 5, 2018, the parties entered into a tolling agreement (the “Tolling Agreement”). Pursuant to the Tolling Agreement, counsel for the settling firefighters agreed to dismiss the pending lawsuits in all jurisdictions except for the Allegheny County (Pittsburgh), Pennsylvania cases, and the Company agreed to a tolling of any statute of limitations applicable to the dismissed cases. The Tolling Agreement continued in place until the parties executed the global settlement agreement on November 4, 2019. After execution of the global settlement agreement, the Allegheny County (Pittsburgh) cases were dismissed. The global settlement agreement requires plaintiffs’ attorneys to withdraw from representing firefighters who elect not to participate in this settlement.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

As of December 31, 2019, the Company has recognized an estimated liability for the potential settlement amount. While it is reasonably possible that the ultimate resolution of this matter may result in a loss in excess of the amount accrued, the incremental loss is not expected to be material.
During March 2014, an action also was brought in the Court of Common Pleas of Erie County, Pennsylvania on behalf of 61 firefighters. This case likewise involves various defendants in addition to the Company. After the Company filed pretrial motions, 33 Erie County firefighter plaintiffs voluntarily dismissed their claims. During August 2017, five cases involving 70 firefighter plaintiffs were filed in Lackawanna County, Pennsylvania. These cases involve firefighter plaintiffs who originally filed in Cook County and were dismissed pursuant to the Company’s forum nonconveniens motion. As of December 31, 2019, a total of 263 firefighters are involved in cases filed in Allegheny and Lackawanna counties in Pennsylvania.
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

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

NOTE 14 — EARNINGS PER SHARE
The Company computes earnings per share (“EPS”) in accordance with ASC 260, Earnings per Share, which requires that non-vested restricted stock containing non-forfeitable dividend rights should be treated as participating securities pursuant to the two-class method. Under the two-class method, net income is reduced by the amount of dividends declared in the period for common stock and participating securities. The remaining undistributed earnings are then allocated to common stock and participating securities as if all of the net income for the period had been distributed. The amounts of distributed and undistributed earnings allocated to participating securities for the years ended December 31, 2019, 2018 and 2017 were insignificant and did not materially impact the calculation of basic or diluted EPS.
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
For the years ended December 31, 2019, 2018 and 2017, options to purchase 0.2 million, 0.3 million and 0.7 million shares of the Company’s common stock, respectively, had an anti-dilutive effect on EPS, and accordingly, are excluded from the calculation of diluted EPS.
The following table reconciles net income to basic and diluted EPS:

(in millions, except per share data)	2019	2018	2017
Income from continuing operations	$108.4	$93.7	$60.5
Gain from discontinued operations and disposal, net of tax	0.1	0.3	1.1
Net income	$108.5	$94.0	$61.6
Weighted average shares outstanding — Basic	60.2	59.9	59.7
Dilutive effect of common stock equivalents	1.4	1.3	0.7
Weighted average shares outstanding — Diluted	61.6	61.2	60.4
Basic earnings per share:
Earnings from continuing operations	$1.80	$1.56	$1.01
Earnings from discontinued operations and disposal, net of tax	0.00	0.01	0.02
Net earnings per share	$1.80	$1.57	$1.03
Diluted earnings per share:
Earnings from continuing operations	$1.76	$1.53	$1.00
Earnings from discontinued operations and disposal, net of tax	0.00	0.01	0.02
Net earnings per share	$1.76	$1.54	$1.02

NOTE 15 — STOCK-BASED COMPENSATION
The Company’s stock compensation plan, approved by the Company’s stockholders and administered by the Compensation and Benefits Committee of the Board of Directors of the Company (the “CBC”), provides for the grant of incentive stock options, restricted stock and other stock-based awards or units to key employees and directors. The plan authorizes the grant of up to 7.8 million shares or units through April 2025. At December 31, 2019, approximately 4.0 million shares were available for future issuance under the plan.
The total compensation expense related to all grants awarded under the plan was $8.8 million, $7.6 million and $4.6 million, for the years ended December 31, 2019, 2018 and 2017, respectively. The related income tax benefits recognized in earnings were $2.0 million, $1.8 million and $1.1 million for the years ended December 31, 2019, 2018 and 2017, respectively.
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
The weighted average fair value of options granted during 2019, 2018 and 2017 was $8.48, $7.17 and $7.00, respectively.
The fair value of each option grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	2019	2018	2017
Dividend yield	1.2%	1.4%	1.7%
Expected volatility	32%	32%	45%
Risk free interest rate	2.4%	2.9%	2.2%
Weighted average expected option life in years	6.3	5.9	7.5

Dividend yields are based on historical dividend payments. Expected volatility is based on historical volatility of the Company’s common stock. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant for periods corresponding with the expected life of the options. The expected life of options represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and the Company’s historical exercise patterns.
The following summarizes stock option activity:

	Option Shares			Weighted Average Exercise Price
(in millions, except per share data)	2019	2018	2017	2019	2018	2017
Outstanding, at beginning of year	2.4	2.3	2.6	$12.51	$11.08	$10.71
Granted	0.2	0.3	0.5	27.29	23.14	15.30
Exercised	(0.3)	(0.2)	(0.3)	13.12	9.49	10.53
Canceled or expired	—	—	(0.5)	21.99	18.03	14.10
Outstanding, at end of year	2.3	2.4	2.3	$13.87	$12.51	$11.08
Exercisable, at end of year	1.9	1.8	1.6	$11.28	$10.59	$9.57

At December 31, 2019, options that have vested and are expected to vest totaled 2.3 million shares, with a weighted average exercise price of $13.60, and represent the sum of 1.9 million vested (or exercisable) options and 0.4 million options that are expected to vest. Options that are expected to vest are derived by applying the pre-vesting forfeiture rate assumption against outstanding, unvested options as of December 31, 2019.
The following table summarizes information for stock options outstanding as of December 31, 2019 under all plans:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(in millions)	(in years)		(in millions)
$5.01 — $10.00	0.8	2.3	$6.55	0.8	$6.55
10.01 — 15.00	0.7	5.8	13.16	0.7	13.16
15.01 — 20.00	0.4	6.2	16.52	0.3	16.41
20.01 — 25.00	0.2	8.4	23.14	0.1	23.14
25.01 — 30.00	0.2	9.3	27.29	—	—
	2.3	5.3	$13.87	1.9	$11.28

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

The aggregate intrinsic value of stock options outstanding and exercisable at December 31, 2019 was $42.7 million and $39.0 million, respectively. The total intrinsic value of stock options exercised was $4.3 million, $3.0 million and $2.3 million for the years ended December 31, 2019, 2018 and 2017, respectively. The related tax benefits were $1.0 million, $0.8 million and $0.9 million for the years ended December 31, 2019, 2018 and 2017, respectively. Cash received from the exercise of stock options was $1.7 million, $1.3 million and $1.6 million for the years ended December 31, 2019, 2018 and 2017, respectively.
The total compensation expense related to all stock option compensation plans was $1.9 million, $2.1 million and $2.2 million for the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, there was $2.2 million of total unrecognized compensation cost related to stock options that is expected to be recognized over the weighted-average period of approximately 1.9 years.
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
The following table summarizes restricted stock activity for the year ended December 31, 2019:

	Number of Restricted Shares	Weighted Average Price per Share
	(in millions)
Outstanding and non-vested, at December 31, 2018	0.2	$18.12
Granted	0.1	27.51
Vested	(0.1)	14.72
Forfeited	—	18.96
Outstanding and non-vested, at December 31, 2019	0.2	$22.53

The total grant-date fair value of restricted stock that vested in the years ended December 31, 2019, 2018 and 2017 was $1.1 million, $1.0 million and $1.5 million, respectively.
The total compensation expense related to all restricted stock compensation plans was $2.2 million, $1.8 million and $1.6 million for the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, there was $2.1 million of total unrecognized compensation cost related to restricted stock that is expected to be recognized over the weighted-average period of approximately 1.9 years.
Performance Awards
In each of the three years in the period ended December 31, 2019, the Company granted performance-based restricted stock unit awards (“PSUs”) to certain executives and other non-executive officers. Performance targets associated with PSUs are set annually and approved by the CBC. At the Company’s discretion, actual payment of the awards earned shall be in cash or in common stock of the Company, or in a combination of both. The Company intends to settle all such awards by issuing shares of its common stock. The number of shares of common stock that the Company may issue in connection with these PSUs can range from 0% to 200% of target, depending upon achievement against the performance targets. Shares associated with non-vested PSUs do not have voting or dividend rights until issuance. The Company assesses the probability of vesting, based on expected achievement against these performance targets, on a quarterly basis.
The cost of PSUs, based on their fair market value determined using the closing market price on the date of grant, is charged to expense over the respective vesting periods, which is the three-year period ended December 31, 2019 for the 2017 grants, the three-year period ended December 31, 2020 for the 2018 grants and the three-year period ended December 31, 2021 for the 2019 grants.
The PSUs granted in 2019 have a three-year performance period ending December 31, 2021, in which the Company must achieve a certain cumulative EPS from continuing operations and a certain average return on invested capital (“ROIC”), which are performance conditions per ASC 718. If earned, these shares would vest on December 31, 2021.

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
The PSUs granted in 2017 had a three-year performance period ending December 31, 2019, in which a certain cumulative EPS from continuing operations and a certain average ROIC was targeted. The PSUs granted in 2017 became fully vested on December 31, 2019. Based on the achievement against targets over the three-year performance period, 200% of the target shares were earned. The underlying shares will be issued to participants in the first quarter of 2020.
The total grant-date fair value of PSUs that vested in the years ended December 31, 2019, 2018 and 2017 was $3.8 million, $1.7 million and $0.3 million, respectively.
Compensation expense included in the Consolidated Statements of Operations for the PSUs in the years ended December 31, 2019, 2018 and 2017 was $4.7 million, $3.7 million and $0.8 million, respectively. As of December 31, 2019, there was $3.9 million of total unrecognized compensation cost related to PSUs that is expected to be recognized over the weighted-average period of approximately 1.5 years.
The following table summarizes PSU activity for the year ended December 31, 2019:

	Number of PSUs	Weighted Average Price per Share
	(in millions)
Outstanding and non-vested, at December 31, 2018	0.3	$20.13
Granted (a)	0.2	22.23
Vested	(0.2)	17.04
Forfeited	—	17.85
Outstanding and non-vested, at December 31, 2019	0.3	$24.37

(a)	Includes 0.1 million PSUs, representing the effect of the PSUs granted in 2017 being earned at 200% of target. The PSUs granted in 2017 vested on December 31, 2019.
NOTE 16 — STOCKHOLDERS’ EQUITY
The Company’s Board of Directors (the “Board”) has the authority to issue 90.0 million shares of common stock at a par value of $1 per share. The holders of common stock (i) may receive dividends subject to all of the rights of the holders of preference stock, (ii) shall be entitled to share ratably upon any liquidation of the Company in the assets of the Company, if any, remaining after payment in full to the holders of preference stock and (iii) receive one vote for each common share held and shall vote together share for share with the holders of voting shares of preference stock as one class for the election of directors and for all other purposes. The Company had 66.9 million and 66.4 million common shares issued as of December 31, 2019 and 2018, respectively. Of those amounts, 60.5 million and 60.2 million common shares were outstanding as of December 31, 2019 and 2018, respectively.
The Board is also authorized to provide for the issuance of 0.8 million shares of preference stock at a par value of $1 per share. The authority of the Board includes, but is not limited to, the determination of the dividend rate, voting rights, conversion and redemption features and liquidation preferences. The Company has not designated or issued any preference stock as of December 31, 2019.
Dividends
The Company declared and paid dividends totaling $19.3 million, $18.7 million and $16.8 million during 2019, 2018 and 2017, respectively.
On February 19, 2020, the Board declared a quarterly cash dividend of $0.08 per common share payable on March 31, 2020 to stockholders of record at the close of business on March 18, 2020.
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
During the year ended December 31, 2019, the Company repurchased 48,409 shares for a total of $1.0 million under the stock repurchase program. During the year ended December 31, 2018, the Company repurchased 62,500 shares for a total of $1.2 million under the stock repurchase program. No shares were repurchased during the year ended December 31, 2017.
Accumulated Other Comprehensive Loss
The following tables summarize the changes in each component of Accumulated other comprehensive loss, net of tax:

(in millions) (a)	Actuarial Losses	Prior Service Costs	Foreign Currency Translation	Unrealized Gain on Derivatives	Total
Balance at January 1, 2019	$(87.4)	$(2.5)	$(8.9)	$1.5	$(97.3)
Other comprehensive income before reclassifications	4.5	—	1.8	—	6.3
Amounts reclassified from accumulated other comprehensive loss	2.5	0.1	—	(0.7)	1.9
Net current-period other comprehensive income (loss)	7.0	0.1	1.8	(0.7)	8.2
Balance at December 31, 2019	$(80.4)	$(2.4)	$(7.1)	$0.8	$(89.1)

(in millions) (a)	Actuarial Losses	Prior Service Costs	Foreign Currency Translation	Unrealized Gain on Derivatives	Total
Balance at January 1, 2018	$(75.4)	$—	$(2.5)	$1.0	$(76.9)
Other comprehensive (loss) income before reclassifications	(3.9)	(2.5)	(6.4)	0.8	(12.0)
Amounts reclassified from accumulated other comprehensive loss	2.7	—	—	(0.5)	2.2
Net current-period other comprehensive (loss) income	(1.2)	(2.5)	(6.4)	0.3	(9.8)
Impact of adoption of ASU 2018-02 (b)	(10.8)	—	—	0.2	(10.6)
Balance at December 31, 2018	$(87.4)	$(2.5)	$(8.9)	$1.5	$(97.3)

(a)	Amounts in parentheses indicate losses.

(b)
In February 2018, the FASB issued ASU No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, that permits entities to reclassify tax effects stranded in accumulated other comprehensive income (loss) as a result of the 2017 Tax Act to retained earnings. Upon adopting ASU 2018-02 during the fourth quarter of 2018, the Company recorded an adjustment to reclassify the stranded tax effects resulting from the 2017 Tax Act. The reclassification adjustment of $10.6 million resulted in an increase of Retained earnings and Accumulated other comprehensive loss on the Company’s Consolidated Balance Sheet.

The following table summarizes the amounts reclassified from Accumulated other comprehensive loss, net of tax, and the affected line item in the Consolidated Statements of Operations:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in Consolidated Statements of Operations (a)
	2019	2018
	(in millions) (b)
Amortization of actuarial losses and prior service costs of defined benefit pension plans	$(3.4)	$(3.6)	Other expense (income), net
Interest income on interest rate swaps	1.0	0.6	Interest expense
Total before tax	(2.4)	(3.0)
Income tax benefit	0.5	0.8	Income tax expense
Total reclassifications for the period, net of tax	$(1.9)	$(2.2)

(a)	Continuing operations only.

(b)	Amount in parentheses indicate debits to profit/loss.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

NOTE 17 — SEGMENT INFORMATION
The Company has two reportable segments. Business units are organized under each reportable segment because they share certain characteristics, such as technology, marketing, distribution and product application, which create long-term synergies. The principal activities of the Company’s reportable segments are as follows:
Environmental Solutions — Our Environmental Solutions Group is a leading manufacturer and supplier of a full range of street sweepers, sewer cleaners, industrial vacuum loaders, safe-digging trucks, high-performance waterblasting equipment, dump truck bodies and trailers. The Group manufactures vehicles and equipment in the U.S. and Canada that are sold under the Elgin®, Vactor®, Guzzler®, TRUVACTM, WestechTM, Jetstream®, Ox Bodies®, Crysteel®, J-Craft®, Duraclass®, Rugby® and Travis® brand names. Product offerings also include certain products manufactured by other companies, such as refuse and recycling collection vehicles, camera systems, ice resurfacing equipment and snow-removal equipment. Products are sold to both municipal and industrial customers either through a dealer network or direct sales to service customers generally depending on the type and geographic location of the customer. In addition to vehicle and equipment sales, the Group also engages in the sale of parts, service and repair, equipment rentals and training as part of a complete aftermarket offering to its current and potential customers through its service centers located across North America. Our Environmental Solutions Group includes the aggregated results of two operating segments, including TBEI.
In addition, as discussed in Note 2 – Acquisitions, on July 1, 2019, the Company completed the acquisition of substantially all of the assets and operations of MRL. The Company expects that MRL will provide an efficient entry into a new line of product offerings and access to new markets, and enable it to strengthen the Environmental Solutions Group’s market position as a specialty vehicle manufacturer in maintenance and infrastructure end-markets, leveraging its expertise in building chassis-based vehicles.
The assets and liabilities of MRL have been consolidated into the Consolidated Balance Sheet as of December 31, 2019, while the post-acquisition results of operations have been included in the Consolidated Statements of Operations, within the Environmental Solutions Group, subsequent to the July 1, 2019 closing date.
Safety and Security Systems — Our Safety and Security Systems Group is a leading manufacturer and supplier of comprehensive systems and products that law enforcement, fire rescue, emergency medical services, campuses, military facilities and industrial sites use to protect people and property. Offerings include systems for community alerting, emergency vehicles, first responder interoperable communications and industrial communications. Specific products include public safety equipment, such as vehicle lightbars and sirens, industrial signaling equipment, public warning systems and general alarm/public address systems. Products are sold under the Federal SignalTM, Federal Signal VAMA® and Victor® brand names. The Group operates manufacturing facilities in the U.S., Europe and South Africa.
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
Revenues attributed to customers located outside of the U.S. aggregated to $268.5 million in 2019, $241.5 million in 2018 and $224.4 million in 2017, of which sales exported from the U.S. aggregated to $72.8 million, $64.5 million and $58.0 million, respectively.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

The following tables summarize the Company’s continuing operations by segment, including net sales, operating income, depreciation and amortization, total assets and capital expenditures:

(in millions)	2019	2018	2017
Net sales:
Environmental Solutions	$992.9	$863.5	$692.6
Safety and Security Systems	228.4	226.0	205.9
Total net sales	$1,221.3	$1,089.5	$898.5
Operating income:
Environmental Solutions	$139.4	$113.0	$72.4
Safety and Security Systems	38.6	34.1	27.0
Corporate and eliminations	(30.9)	(25.6)	(25.8)
Total operating income	147.1	121.5	73.6
Interest expense	7.9	9.3	7.3
Pension settlement charges	—	—	6.1
Other expense (income), net	0.6	0.6	(0.8)
Income before income taxes	$138.6	$111.6	$61.0

(in millions)	2019	2018	2017
Depreciation and amortization:
Environmental Solutions	$38.1	$32.6	$25.7
Safety and Security Systems	3.3	3.7	4.1
Corporate	0.1	0.1	0.2
Total depreciation and amortization	$41.5	$36.4	$30.0

(in millions)	2019	2018	2017
Total assets:
Environmental Solutions	$908.1	$775.2	$746.4
Safety and Security Systems	222.6	211.5	211.8
Corporate and eliminations	34.5	36.7	33.6
Total assets of continuing operations	1,165.2	1,023.4	991.8
Total assets of discontinued operations	0.3	0.4	0.5
Total assets	$1,165.5	$1,023.8	$992.3

(in millions)	2019	2018	2017
Capital expenditures:
Environmental Solutions	$31.6	$11.1	$5.2
Safety and Security Systems	2.7	2.0	2.2
Corporate	1.1	1.0	0.6
Total capital expenditures	$35.4	$14.1	$8.0
The following table summarizes net sales by geographic region based on the location of the end-customer:

(in millions)	2019	2018	2017
Net sales:
U.S.	$952.8	$848.0	$674.1
Canada	169.0	150.9	142.6
Europe/Other	99.5	90.6	81.8
Total net sales	$1,221.3	$1,089.5	$898.5

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

The following table summarizes long-lived assets by geographic region based on the location of the Company’s subsidiaries:

(in millions)	2019	2018	2017
Long-lived assets:
U.S.	$168.3	$110.3	$97.0
Canada	62.7	50.4	52.3
Europe	3.6	3.2	3.1
Other	0.3	0.3	0.3
Total long-lived assets(a)	$234.9	$164.2	$152.7

(a)	Amounts as of December 31, 2019 include operating lease right-of-use assets, as further described in Note 4 – Leases.
NOTE 18 — FAIR VALUE MEASUREMENTS
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
Interest Rate Swaps
As described in Note 9 – Debt, the Company may, from time to time, execute interest rate swaps as a means of fixing the floating interest rate component on a portion of its floating-rate debt. The Company classifies its interest rate swaps as Level 2 due to the use of a discounted cash flow model based on the terms of the contract and the interest rate curve (Level 2 inputs) to calculate the fair value of the swaps.
Contingent Consideration
As further described in Note 2 – Acquisitions, the Company has a contingent obligation to transfer up to $15.5 million to the former owners of MRL if specified financial results are met over future reporting periods (i.e., an earn-out). In addition, during the year ended December 31, 2019, the Company paid $7.6 million to settle the contingent consideration liability due to the former owners of JJE based on the achievement of specified financial results over the three-year period following the closing of the acquisition.
Liabilities for contingent consideration are measured at fair value each reporting period, with the acquisition-date fair value included as part of the consideration transferred. Subsequent changes in fair value are included as a component of Acquisition and integration-related expenses on the Consolidated Statements of Operations.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

The Company uses an income approach to value the contingent consideration obligation based on the present value of risk-adjusted future cash flows under either a scenario-based or option-pricing method, as appropriate. Due to the lack of relevant observable market data over fair value inputs, such as prospective financial information or probabilities of future events, the Company has classified the contingent consideration liability within Level 3 of the fair value hierarchy outlined in ASC 820, Fair Value Measurements.
The following tables summarize the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2019 and 2018:

	Fair Value Measurement at December 31, 2019 Using
(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$8.6	$—	$—	$8.6
Interest rate swaps	—	0.9	—	0.9
Liabilities:
Contingent consideration	—	—	4.3	4.3

	Fair Value Measurement at December 31, 2018 Using
(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$14.1	$—	$—	$14.1
Interest rate swaps	—	2.0	—	2.0
Liabilities:
Contingent consideration	—	—	6.7	6.7

The following table provides a roll-forward of the fair value of recurring Level 3 fair value measurements for the years ended December 31, 2019 and 2018:

(in millions)	2019	2018
Contingent consideration liability, at January 1	$6.7	$6.3
Issuance of contingent consideration in connection with acquisitions	4.1	—
Settlements of contingent consideration liabilities	(7.6)	—
Foreign currency translation	0.3	(0.5)
Total losses included in earnings	0.8	0.9
Contingent consideration liability, at December 31	$4.3	$6.7

NOTE 19 — DISCONTINUED OPERATIONS
In the years ended December 31, 2019 and 2018, the Company recorded net gains from discontinued operations and disposal of $0.1 million and $0.3 million, respectively, primarily due to adjustments of estimated product liability obligations of previously discontinued businesses, resulting from updated actuarial valuations. In the year ended December 31, 2017, the Company recorded a net gain from discontinued operations and disposal of $1.1 million, primarily due to an adjustment of foreign tax credits associated with the sale of the Fire Rescue Group and adjustments of estimated product liability obligations.
The Company retains certain liabilities for other operations discontinued in prior periods, primarily for environmental remediation and product liability. Included in liabilities of discontinued operations at December 31, 2019 and 2018 is $0.3 million and $0.4 million, respectively, related to environmental remediation at the Pearland, Texas facility, and $0.8 million and $1.1 million, respectively, relating to estimated product liability obligations of the discontinued North American refuse truck body business.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

NOTE 20 — NEW ACCOUNTING PRONOUNCEMENTS (ISSUED BUT NOT YET ADOPTED)
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Statements, which sets forth an expected credit losses model, that requires the measurement of expected credit losses for financial instruments based on historical experience, current conditions, and reasonable forecasts. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. The amendments in this ASU should be applied on a modified retrospective basis. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), which eliminates certain disclosure requirements, such as the amount of, and reasons for, transfers between Level 1 and Level 2 of the fair value hierarchy. This ASU adds new disclosure requirements for Level 3 measurements, and is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting this new accounting guidance, but does not expect the adoption to have a material impact on the Company’s disclosures.
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The amendments in this ASU are effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years. Early adoption is permitted. The amendments in this ASU should be applied on a retrospective, modified retrospective or prospective basis, depending on the area covered by the update. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.
No other new accounting pronouncements issued, but not yet adopted, are expected to have a material impact on the Company’s results of operations, financial position or cash flow.
NOTE 21 — SELECTED QUARTERLY DATA (UNAUDITED)
The Company reports its interim quarterly periods on a 13-week basis ending on a Saturday with the fiscal year ending on December 31. The effects of this practice exist only within a reporting year. For ease of presentation, the Company uses “March 31,” “June 30,” “September 30” and “December 31” to refer to its results of operations for the quarterly periods then ended. In 2019, the Company’s interim quarterly periods ended March 30, June 29, September 28 and December 31. In 2018, the Company’s interim quarterly periods ended March 31, June 30, September 29 and December 31.
The following table summarizes the quarterly results of operations, including earnings per share:

	2019
(in millions, except per share data)	March 31(a)	June 30(b)	September 30(c)	December 31(d)
Net sales	$273.8	$324.3	$308.8	$314.4
Gross profit	70.3	89.0	82.0	81.5

Income from continuing operations	17.5	32.8	28.4	29.7
Gain from discontinued operations and disposal, net	—	—	—	0.1
Net income	$17.5	$32.8	$28.4	$29.8
Diluted earnings per share:
Earnings from continuing operations	$0.29	$0.54	$0.46	$0.48
Earnings from discontinued operations	—	—	—	0.00
Net earnings per share	$0.29	$0.54	$0.46	$0.48

(a)	Income from continuing operations includes pre-tax purchase accounting expenses and acquisition and integration-related expenses of $0.1 million and $0.6 million, respectively.

(b)	Income from continuing operations includes pre-tax purchase accounting expenses and acquisition and integration-related expenses of $0.2 million and $0.9 million, respectively.

(c)	Income from continuing operations includes pre-tax purchase accounting expenses and acquisition and integration-related expenses of $0.2 million and $0.4 million, respectively.

(d)
Income from continuing operations includes pre-tax purchase accounting expenses and acquisition and integration-related expenses of $0.3 million and $0.6 million, respectively, as well as a $0.8 million benefit from changes in state deferred tax valuation allowances.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

	2018
(in millions, except per share data)	March 31(a)	June 30(b)	September 30(c)	December 31(d)
Net sales	$249.7	$291.0	$269.4	$279.4
Gross profit	61.9	79.2	69.0	72.0

Income from continuing operations	12.9	26.9	21.7	32.2
Gain from discontinued operations and disposal, net	—	—	—	0.3
Net income	$12.9	$26.9	$21.7	$32.5
Diluted earnings per share:
Earnings from continuing operations	$0.21	$0.44	$0.36	$0.53
Earnings from discontinued operations	—	—	—	0.00
Net earnings per share	$0.21	$0.44	$0.36	$0.53

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act Rule 13a-15(e)) as of December 31, 2019.
Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2019.

(b)	Management’s Annual Report on Internal Control over Financial Reporting and Attestation Report of the Registered Public Accounting Firm
The Company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on the assessment, management concluded that, as of December 31, 2019, the Company’s internal control over financial reporting is effective.
During 2019, the Company completed the acquisition of MRL, as discussed in Note 2 – Acquisitions. Management has excluded MRL’s internal controls over financial reporting from its assessment of the effectiveness of internal controls over financial reporting as of December 31, 2019. MRL’s net sales and total assets (excluding goodwill and intangible assets, which were integrated into the Company’s control environment) represent approximately 3% and 2%, respectively, of the consolidated financial statement amounts as of, and for the year ended, December 31, 2019.
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
Item 9B.  Other Information.
On February 27, 2020, the Company issued a press release announcing its financial results for the three months and year ended December 31, 2019. The presentation slides for the 2019 fourth quarter earnings call were also posted on the Company’s website at that time. The full text of the press release and earnings presentation is included as Exhibits 99.1 and 99.2, respectively, to this Form 10-K.

PART III
Item 10.  Directors, Executive Officers and Corporate Governance.
A list of our executive officers and biographical information appears in Item 1 of Part I of this Form 10-K. Information regarding directors and nominees for directors is set forth in the Company’s definitive proxy statement for its 2020 Annual Meeting of Stockholders and is incorporated herein by reference.
Information regarding the (i) Audit Committee, (ii) Nominating and Governance Committee and (iii) Compensation and Benefits Committee of the Company’s Board of Directors is set forth in the Company’s 2020 definitive proxy statement under the caption “Information Concerning the Board” and is incorporated herein by reference.
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
Item 11.  Executive Compensation.
The information contained under the captions “Information Concerning the Board”, “Compensation Committee Interlocks and Insider Participation”, “Compensation Discussion and Analysis”, “Compensation and Benefits Committee Report” and “Executive Compensation” of the Company’s 2020 definitive proxy statement is incorporated herein by reference.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information regarding security ownership of (i) certain beneficial owners, (ii) all directors and nominees, (iii) named executive officers and (iv) directors and executive officers as a group is set forth in the Company’s 2020 definitive proxy statement under the caption “Ownership of Our Common Stock” and is incorporated herein by reference. Information regarding our equity compensation plans is set forth in the Company’s 2020 definitive proxy statement under the caption “Equity Compensation Plan Information” and is incorporated herein by reference.
Item 13.  Certain Relationships and Related Transactions, and Director Independence.
Information regarding certain relationships is hereby incorporated by reference from the Company’s 2020 definitive proxy statement under the headings “Information Concerning the Board” and “Certain Relationships and Related Party Transactions.”
Item 14.  Principal Accountant Fees and Services.
Information regarding principal accountant fees and services is incorporated by reference from the Company’s 2020 definitive proxy statement under the heading “Independent Registered Public Accounting Firm Fees and Services.”

PART IV
Item 15.  Exhibits, Financial Statement Schedules.

1.	Financial Statements
The following consolidated financial statements of the Company and the “Report of the Independent Registered Public Accounting Firm” contained under Item 8 of Part II this Form 10-K are incorporated herein by reference:

(a)	Consolidated Statements of Operations for the Years Ended December 31, 2019, 2018 and 2017;

(b)	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2019, 2018 and 2017;

(c)	Consolidated Balance Sheets as of December 31, 2019 and 2018;

(d)	Consolidated Statements of Cash Flows for the Years Ended December 31, 2019, 2018 and 2017;

(e)	Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2019, 2018 and 2017; and

(f)	Notes to Consolidated Financial Statements.

2.	Financial Statement Schedules
Schedule II — Valuation and Qualifying Accounts of the Company for the three years ended December 31, 2019 is filed as a part of this Annual Report in response to Item 15(a)(2):
All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore, have been omitted.

3.	Exhibits
See Exhibit Index.
Item 16.    Form 10-K Summary.
None.

SCHEDULE II
FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
Valuation and Qualifying Accounts (a)
For the years ended December 31, 2019, 2018 and 2017

		Additions
(in millions)	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts(b) (c) (d)	Deductions(e)	Balance at End of Year
Allowance for doubtful accounts:
Year Ended December 31, 2019	$1.6	$1.9	$—	$(1.1)	$2.4
Year Ended December 31, 2018	1.1	1.0	—	(0.5)	1.6
Year Ended December 31, 2017	0.8	0.6	—	(0.3)	1.1
Income tax valuation allowances:
Year Ended December 31, 2019	$9.4	$(0.8)	$(0.4)	$—	$8.2
Year Ended December 31, 2018	10.6	—	(1.2)	—	9.4
Year Ended December 31, 2017	7.7	2.2	1.2	(0.5)	10.6

(a)	Relates to continuing operations only.

(b)
The amount reflected in the year ended December 31, 2019 represents amounts recognized in Accumulated other comprehensive loss and other adjustments that had no net impact on Income tax expense in the year.

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

3.	a.	Restated Certificate of Incorporation of the Company. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed April 30, 2010.
	b.	Amended and Restated By-Laws of the Company. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed February 9, 2016.
4.	a.	Description of Securities.
10.	a. *	Supplemental Pension Plan. Incorporated by reference to Exhibit 10.C to the Company’s Form 10-K for the year ended December 31, 1995.
	b. *	Executive Disability, Survivor and Retirement Plan. Incorporated by reference to Exhibit 10.D to the Company’s Form 10-K for the year ended December 31, 1995.
	c. *	Savings Restoration Plan, as amended and restated January 1, 2007. Incorporated by reference to Exhibit 10.FF to the Company’s Form 10-K for the year ended December 31, 2008.
	d. *	First Amendment of the Federal Signal Corporation Savings Restoration Plan. Incorporated by reference to Exhibit 10.MM to the Company’s Form 10-K for the year ended December 31, 2008.
	e. *	Second Amendment to Federal Signal Corporation Savings Restoration Plan. Incorporated by reference to Exhibit 10.NN to the Company’s Form 10-K for the year ended December 31, 2008.
	f. *	Third Amendment to Federal Signal Corporation Savings Restoration Plan. Incorporated by reference to Exhibit 10.OO to the Company’s Form 10-K for the year ended December 31, 2008.
	g. *	Executive General Severance Plan, as amended and restated August 2012. Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2012.
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

	m. *	Form of Nonqualified Stock Option Award Agreement - U.S. Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2015.
	n. *	Form of Nonqualified Stock Option Award Agreement - Non-U.S. Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended March 31, 2015.
	o. *	Form of Nonqualified Stock Option Award Agreement - U.S. Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2015.
	p. *	Form of Nonqualified Stock Option Award Agreement. Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2016.
	q. *	Form of Nonqualified Stock Option Award Agreement. Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended June 30, 2017.
	r. *	Form of Performance Share Unit Award Agreement - Non-U.S. Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended June 30, 2017.
	s. *	Form of Performance Share Unit Award Agreement - U.S. Incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q for the quarter ended June 30, 2017.
	t. *	Form of Restricted Stock Award Agreement - U.S. Incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q for the quarter ended June 30, 2017.
	u. *	Form of Restricted Stock Unit Award Agreement - Non-U.S. Incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q for the quarter ended June 30, 2017.
	v. *	Federal Signal Corporation 2015 Executive Incentive Compensation Plan. Incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement filed on Schedule 14A filed March 18, 2015.

w.
Share Sale and Purchase Agreement dated as of December 11, 2015, by and among Morita Holdings Corporation, the Company and certain of its subsidiaries identified on the signature pages thereto. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 11, 2015.

x. *
Federal Signal Corporation Retirement Savings Plan, as amended and restated effective as of January 1, 2015. Incorporated by reference to Exhibit 10.r to the Company’s Form 10-K for the year ended December 31, 2015.

y. *	Form of Director Distribution Election. Incorporated by reference to Exhibit 10.s to the Company’s Form 10-K for the year ended December 31, 2015.
z. *
Separation Agreement and General Release, effective January 7, 2016, by and between Bryan L. Boettger and the Company. Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated January 11, 2016.

aa.
Asset and Share Purchase Agreement, dated as of February 29, 2016, by and among FST Canada Inc., the Company, Joe Johnson Equipment Inc. and the Shareholders of Seller named therein. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed March 3, 2016.

bb.
Asset Purchase Agreement, dated as of February 29, 2016, by and among Vactor Manufacturing Inc., the Company, Joe Johnson Equipment (USA) Inc. and the Shareholders of Seller named therein. Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed March 3, 2016.

cc. *	Short Term Incentive Bonus Plan. Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended March 31, 2016.
dd. *	Form of Restricted Stock Unit and Dividend Equivalent – Award Agreement (Directors). Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended March 31, 2016.
ee.
Joint Issues and Reverse Earn Out Payment Agreement, dated as of June 3, 2016, by and among the Company, FST Canada Inc., Joe Johnson Equipment LLC, Vactor Manufacturing Inc., Joe Johnson Equipment Inc., JJE Limited Partnership, Joe Johnson Equipment (USA) Inc., and the Shareholders of Seller named therein. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed June 3, 2016.

ff. *
Separation Agreement and General Release, effective January 8, 2017, by and among Dennis J. Martin and Federal Signal Corporation. Incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed January 11, 2017.

gg.
Stock Purchase Agreement, dated as of May 8, 2017, by and between GenNx/TBEI Holdings, LLC and Federal Signal Corporation. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed May 8, 2017.

hh. *
Employment Letter dated as of May 5, 2017, by and between Federal Signal Corporation and Robert E. Fines. Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended June 30, 2017.

ii. *
Performance Share Unit Award Agreement dated as of July 25, 2017, by and between Federal Signal Corporation and Robert E. Fines. Incorporated by reference to Exhibit 10.9 to the Company’s Form 10-Q for the quarter ended June 30, 2017.

jj. *
First Amendment to the Federal Signal Corporation 2005 Executive Incentive Compensation Plan (2010 Restatement), dated as of March 26, 2015. Incorporated by reference to Exhibit 10.10 to the Company’s Form 10-Q for the quarter ended June 30, 2017.

kk. *
Second Amendment to the Federal Signal Corporation 2005 Executive Incentive Compensation Plan (2010 Restatement), dated as of July 24, 2017. Incorporated by reference to Exhibit 10.11 to the Company’s Form 10-Q for the quarter ended June 30, 2017.

ll. *
First Amendment to the Federal Signal Corporation Executive Incentive Performance Plan, as amended and restated, dated as of July 24, 2017. Incorporated by reference to Exhibit 10.12 to the Company’s Form 10-Q for the quarter ended June 30, 2017.

mm. *
First Amendment to the Federal Signal Corporation 2015 Executive Incentive Compensation Plan dated as of July 24, 2017. Incorporated by reference to Exhibit 10.13 to the Company’s Form 10-Q for the quarter ended June 30, 2017.

nn. *	Employment Letter executed December 15, 2017, between Federal Signal Corporation and Mark D. Weber. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed December 19, 2017.
oo. *	Employment Letter executed December 18, 2017, between Federal Signal Corporation and Samuel E. Miceli. Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed December 19, 2017.
pp.*
Amended and Restated Non-Competition and Severance Agreement between the Crysteel Manufacturing, Inc. and Robert Fines dated September 30, 2015. Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2018.

qq.*
First Amendment to the Amended and Restated Non-Competition and Severance Agreement between Crysteel Manufacturing, Inc. and Robert Fines dated November 10, 2017. Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended March 31, 2018.

	rr.*	Form of Nonqualified Stock Option Award Agreement. Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2018.
	ss.*	Form of Performance Share Unit Award Agreement - Non-U.S. Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2018.
	tt.*	Form of Performance Share Unit Award Agreement - U.S. Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended June 30, 2018.
	uu.*	Form of Restricted Stock Award Agreement - U.S. Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended June 30, 2018.
	vv.*	Form of Restricted Stock Unit Award Agreement - Non-U.S. Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended June 30, 2018.
ww.
First Amendment to the Federal Signal Corporation Retirement Savings Plan, as amended and restated as of January 1, 2015. Incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q for the quarter ended June 30, 2018.

xx.*
Amended and Restated Performance Share Unit Award Agreement, by and between the Company and Robert E. Fines, dated December 20, 2018. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed December 21, 2018.

yy.
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

	zz.*	Fourth Amendment to Federal Signal Corporation Savings Restoration Plan, effective as of March 31, 2016.
	aaa.*	Fifth Amendment to Federal Signal Corporation Savings Restoration Plan, effective as of January 1, 2018.
	bbb.*	Sixth Amendment to Federal Signal Corporation Savings Restoration Plan, effective as of January 1, 2019.
	ccc.*	Seventh Amendment to Federal Signal Corporation Savings Restoration Plan, effective as of January 1, 2020.
14.		Code of Ethics for Chief Executive Officer and Senior Financial Officers, as amended. Incorporated by reference to Exhibit 14 to the Company’s Form 10-K for the year ended December 31, 2003.
21.		Subsidiaries of the Registrant.
23.		Consent of Independent Registered Public Accounting Firm.
31.1		CEO Certification under Section 302 of the Sarbanes-Oxley Act.
31.2		CFO Certification under Section 302 of the Sarbanes-Oxley Act.
32.1		CEO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act.
32.2		CFO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act.
99.1		Fourth Quarter Financial Results Press Release dated February 27, 2020.
99.2		Fourth Quarter Earnings Call Presentation Slides.
101.INS		XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH		Inline XBRL Taxonomy Extension Schema Document.
101.CAL		Inline XBRL Taxonomy Calculation Linkbase Document.
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB		Inline XBRL Taxonomy Label Linkbase Document.
101.PRE		Inline XBRL Taxonomy Presentation Linkbase Document.
104		Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(a)(3) of Form 10-K.

Signatures
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDERAL SIGNAL CORPORATION

By:	/s/ Jennifer L. Sherman
Jennifer L. Sherman
President and Chief Executive Officer (Principal Executive Officer)
Date: February 27, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated, as of February 27, 2020.

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