Form 10-Q
period 2020-06-30
FEDERAL SIGNAL CORP /DE/
filed 2020-07-29
CIK 277509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of June 30, 2020, the number of shares outstanding of the registrant’s common stock was 60,423,457.

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
These risks and uncertainties, some of which are beyond the Company’s control, include the risk factors described under Part I, Item 1A, Risk Factors, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on February 27, 2020, and as updated in Part II, Item 1A, Risk Factors of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, which was filed with the SEC on April 29, 2020, and this Form 10-Q. These factors may not constitute all factors that could cause actual results to differ materially from those discussed in any forward-looking statement. The Company operates in a continually changing business environment and new factors emerge from time to time, including, for example, the ongoing coronavirus (“COVID-19”) pandemic and the government response to the pandemic. The Company cannot predict such factors, nor can it assess the impact, if any, of such factors on its results of operations, financial condition or cash flow. Accordingly, forward-looking statements should not be relied upon as a predictor of actual results. The Company disclaims any responsibility to update any forward-looking statement provided in this Form 10-Q.
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

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited).
FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2020	2019	2020	2019
Net sales	$270.1	$324.3	$556.2	$598.1
Cost of sales	199.8	235.3	411.1	438.8
Gross profit	70.3	89.0	145.1	159.3
Selling, engineering, general and administrative expenses	37.4	41.8	79.6	85.7
Acquisition and integration-related expenses	0.3	0.9	0.6	1.5
Restructuring	1.3	—	1.3	—
Operating income	31.3	46.3	63.6	72.1
Interest expense	1.8	2.0	3.3	4.0
Other expense (income), net	2.0	(0.1)	2.2	0.3
Income before income taxes	27.5	44.4	58.1	67.8
Income tax expense	6.1	11.6	13.3	17.5
Net income	$21.4	$32.8	$44.8	$50.3
Earnings per share:
Basic	$0.36	$0.55	$0.74	$0.84
Diluted	0.35	0.54	0.73	0.82
Weighted average common shares outstanding:
Basic	60.1	60.1	60.3	60.1
Diluted	61.3	61.3	61.6	61.2
See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Net income	$21.4	$32.8	$44.8	$50.3
Other comprehensive income (loss):
Change in foreign currency translation adjustment	1.2	0.8	(4.9)	0.8
Change in unrecognized net actuarial loss and prior service cost related to pension benefit plans, net of income tax expense of $0.2, $0.1, $0.4 and $0.3, respectively	0.9	1.3	2.7	1.5
Change in unrealized gain or loss on interest rate swaps, net of income tax benefit of $0.1, $0.2, $1.1 and $0.4, respectively	(0.3)	(0.7)	(3.4)	(1.2)
Total other comprehensive income (loss)	1.8	1.4	(5.6)	1.1
Comprehensive income	$23.2	$34.2	$39.2	$51.4
See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2020	December 31, 2019
(in millions, except per share data)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$73.6	$31.6
Accounts receivable, net of allowances for doubtful accounts of $2.6 and $2.4, respectively	125.3	134.2
Inventories	197.5	182.9
Prepaid expenses and other current assets	10.4	12.0
Total current assets	406.8	360.7
Properties and equipment, net of accumulated depreciation of $129.7 and $125.5, respectively	101.4	91.9
Rental equipment, net of accumulated depreciation of $37.8 and $33.6, respectively	113.4	115.4
Operating lease right-of-use assets	24.8	27.6
Goodwill	390.6	388.8
Intangible assets, net of accumulated amortization of $26.9 and $22.1, respectively	157.6	162.9
Deferred tax assets	8.7	10.0
Deferred charges and other long-term assets	7.6	7.9
Long-term assets of discontinued operations	0.3	0.3
Total assets	$1,211.2	$1,165.5
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term borrowings and finance lease obligations	$0.2	$0.2
Accounts payable	73.1	65.0
Customer deposits	11.7	11.5
Accrued liabilities:
Compensation and withholding taxes	23.1	31.1
Other current liabilities	52.4	52.2
Current liabilities of discontinued operations	0.2	0.2
Total current liabilities	160.7	160.2
Long-term borrowings and finance lease obligations	244.4	220.3
Long-term operating lease liabilities	18.3	21.6
Long-term pension and other postretirement benefit liabilities	49.6	50.9
Deferred tax liabilities	56.9	52.7
Other long-term liabilities	25.0	17.3
Long-term liabilities of discontinued operations	0.9	0.9
Total liabilities	555.8	523.9
Stockholders’ equity:
Common stock, $1 par value per share, 90.0 shares authorized, 67.5 and 66.9 shares issued, respectively	67.5	66.9
Capital in excess of par value	234.7	228.6
Retained earnings	563.3	528.2
Treasury stock, at cost, 7.1 and 6.4 shares, respectively	(115.4)	(93.0)
Accumulated other comprehensive loss	(94.7)	(89.1)
Total stockholders’ equity	655.4	641.6
Total liabilities and stockholders’ equity	$1,211.2	$1,165.5
See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
(in millions)	2020	2019
Operating activities:
Net income	$44.8	$50.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21.9	19.3
Stock-based compensation expense	3.9	4.2
Deferred income taxes	6.0	4.0
Changes in operating assets and liabilities	(11.6)	(52.0)
Net cash provided by operating activities	65.0	25.8
Investing activities:
Purchases of properties and equipment	(16.3)	(9.4)
Proceeds from sales of properties and equipment	0.5	—
Payments for acquisition-related activity	(6.2)	—
Proceeds from acquisition-related activity	0.8	—
Net cash used for investing activities	(21.2)	(9.4)
Financing activities:
Increase (decrease) in revolving lines of credit, net	27.7	(3.1)
Purchases of treasury stock	(13.5)	(1.0)
Redemptions of common stock to satisfy withholding taxes related to stock-based compensation	(6.6)	(1.6)
Cash dividends paid to stockholders	(9.7)	(9.6)
Proceeds from stock-based compensation activity	0.5	—
Other, net	0.1	(0.1)
Net cash used for financing activities	(1.5)	(15.4)
Effects of foreign exchange rate changes on cash and cash equivalents	(0.3)	0.2
Increase in cash and cash equivalents	42.0	1.2
Cash and cash equivalents at beginning of year	31.6	37.4
Cash and cash equivalents at end of period	$73.6	$38.6
See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Three Months Ended June 30, 2020
(in millions)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at April 1, 2020	$67.2	$230.1	$546.8	$(111.4)	$(96.5)	$636.2
Net income			21.4			21.4
Total other comprehensive income					1.8	1.8
Cash dividends declared ($0.08 per share)			(4.9)			(4.9)
Stock-based payments:
Stock-based compensation		2.9				2.9
Stock option exercises and other	0.3	1.7		(4.0)		(2.0)
Balance at June 30, 2020	$67.5	$234.7	$563.3	$(115.4)	$(94.7)	$655.4

	Three Months Ended June 30, 2019
(in millions)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at April 1, 2019	$66.5	$218.4	$451.7	$(90.6)	$(97.6)	$548.4
Net income			32.8			32.8
Total other comprehensive income					1.4	1.4
Cash dividends declared ($0.08 per share)			(4.8)			(4.8)
Stock-based payments:
Stock-based compensation		2.1				2.1
Stock option exercises and other	0.2	0.8		(0.8)		0.2
Balance at June 30, 2019	$66.7	$221.3	$479.7	$(91.4)	$(96.2)	$580.1

	Six Months Ended June 30, 2020
(in millions)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2020	$66.9	$228.6	$528.2	$(93.0)	$(89.1)	$641.6
Net income			44.8			44.8
Total other comprehensive loss					(5.6)	(5.6)
Cash dividends declared ($0.16 per share)			(9.7)			(9.7)
Stock-based payments:
Stock-based compensation		3.9				3.9
Stock option exercises and other	0.4	2.4		(6.0)		(3.2)
Performance share unit transactions	0.2	(0.2)		(2.9)		(2.9)
Stock repurchase program				(13.5)		(13.5)
Balance at June 30, 2020	$67.5	$234.7	$563.3	$(115.4)	$(94.7)	$655.4
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
These condensed consolidated financial statements include all normal and recurring adjustments that we considered necessary to present a fair statement of our results of operations, financial condition and cash flow. Intercompany balances and transactions have been eliminated in consolidation. In addition, certain prior-year amounts have been reclassified to conform to current-year presentation.
The results reported in these condensed consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year, which may differ materially due to, among other things, the risk factors described under Part I, Item 1A, Risk Factors, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on February 27, 2020, and as updated in Part II, Item 1A, Risk Factors, of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, which was filed with the SEC on April 29, 2020, and in this Form 10-Q. While we label our quarterly information using a calendar convention whereby our first, second and third quarters are labeled as ending on March 31, June 30 and September 30, respectively, it is our longstanding practice to establish interim quarterly closing dates based on a 13-week period ending on a Saturday, with our fiscal year ending on December 31. The effects of this practice are not material and exist only within a reporting year.
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

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The amendments in this ASU are effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years, with early adoption permitted. The amendments should be applied on a retrospective, modified retrospective or prospective basis, depending on the area covered by the update. The Company currently expects to adopt this guidance effective January 1, 2021 and does not expect that its adoption will have a material impact on the Company’s consolidated financial statements.
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. Among other things, for all types of hedging relationships, the guidance allows an entity to change the reference rate and other critical terms related to reference rate reform without having to remeasure the value or reassess a previous accounting determination. The amendments in this guidance should be applied on a prospective basis and, for companies with a fiscal year ending December 31, are effective from January 1, 2020 through December 31, 2022. The Company adopted this guidance effective January 1, 2020. When the transition occurs, the Company expects to apply this expedient to its existing interest rate swap that references LIBOR, and to any other new transactions that reference LIBOR or another reference rate that is discontinued, through December 31, 2022. The adoption of this ASU did not impact the Company’s consolidated financial statements.
No other new accounting pronouncements issued, but not yet adopted, are expected to have a material impact on the Company’s results of operations, financial position or cash flow.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and (iii) the reported amounts of revenues and expenses during the reporting period. Actual results and outcomes may differ, including as a result of the risks and uncertainties associated with the COVID-19 pandemic and its effect on the global economy.
Significant Accounting Policies
There have been no changes to the Company’s significant accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
NOTE 2 – ACQUISITIONS
Acquisition of Public Works Equipment and Supply, Inc.
On June 12, 2020, the Company acquired certain assets and operations of Public Works Equipment and Supply, Inc. (“PWE”), a distributor of maintenance and infrastructure equipment covering North Carolina, South Carolina and parts of Tennessee. The acquisition included cash consideration of $6.2 million, which included a payment to acquire certain inventory and fixed assets at closing. As the acquisition closed on June 12, 2020, the assets and liabilities of PWE have been consolidated into the Company’s Condensed Consolidated Balance Sheet as of June 30, 2020, and the post-acquisition results of operations have been included in the Condensed Consolidated Statements of Operations, within the Environmental Solutions Group.
The assets acquired and liabilities assumed in the PWE acquisition have been measured at their fair values at the acquisition date, resulting in $2.5 million of goodwill, which is deductible for tax purposes. Due to the timing of the acquisition, these amounts are preliminary and are subject to change within the measurement period as the Company finalizes its fair value estimates. The Company currently expects to finalize the purchase price allocation by the end of the current year.
The acquisition was not, and would not have been, material to the Company’s net sales, results of operations or total assets during any period presented. Accordingly, the Company’s consolidated results from operations do not differ materially from historical performance as a result of the acquisition, and therefore, pro-forma results are not presented.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
NOTE 3 – REVENUE RECOGNITION
The following table presents the Company’s Net sales disaggregated by geographic region, based on the location of the end customer, and by major product line:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Geographic Region:
U.S.	$205.0	$248.2	$431.6	$453.0
Canada	38.3	51.2	71.8	95.6
Europe/Other	26.8	24.9	52.8	49.5
Total net sales	$270.1	$324.3	$556.2	$598.1
Major Product Line:
Environmental Solutions
Vehicles and equipment (a)	$165.9	$213.7	$352.0	$387.4
Parts	30.9	35.5	64.3	66.6
Rental income (b)	9.3	13.4	18.1	23.0
Other (c)	8.1	4.6	12.8	9.7
Total	214.2	267.2	447.2	486.7
Safety and Security Systems
Public safety and security equipment	36.3	34.6	68.1	67.0
Industrial signaling equipment	12.1	16.2	26.4	30.0
Warning systems	7.5	6.3	14.5	14.4
Total	55.9	57.1	109.0	111.4
Total net sales	$270.1	$324.3	$556.2	$598.1
(a) Includes net sales from the sale of new and used vehicles and equipment, including sales of rental equipment.
(b) Represents income from vehicle and equipment lease arrangements with customers.
(c) Primarily includes revenues from services, such as maintenance and repair work, and the sale of extended warranty contracts.
Contract Balances
The Company recognizes contract liabilities when cash payments, such as customer deposits, are received in advance of the Company’s satisfaction of the related performance obligations. Contract liabilities are recognized as Net sales when the related performance obligations are satisfied, which generally occurs within three to six months of the cash receipt. Contract liability balances are not materially impacted by any other factors. The Company’s contract liabilities were $14.7 million and $13.9 million as of June 30, 2020 and December 31, 2019, respectively. Contract assets, such as unbilled receivables, were not material as of any of the periods presented herein.
NOTE 4 – INVENTORIES
The following table summarizes the components of Inventories:

(in millions)	June 30, 2020	December 31, 2019
Finished goods	$100.5	$86.8
Raw materials	80.5	79.5
Work in process	16.5	16.6
Total inventories	$197.5	$182.9

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
NOTE 5 – DEBT
The following table summarizes the components of Long-term borrowings and finance lease obligations:

(in millions)	June 30, 2020	December 31, 2019
2019 Credit Agreement (a)	$243.9	$219.9
Finance lease obligations	0.7	0.6
Total long-term borrowings and finance lease obligations, including current portion	244.6	220.5
Less: Current finance lease obligations	0.2	0.2
Total long-term borrowings and finance lease obligations	$244.4	$220.3
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
The following table summarizes the carrying amounts and estimated fair values of the Company’s long-term borrowings:

	June 30, 2020		December 31, 2019
(in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value
Long-term borrowings (a)	$244.6	$244.6	$220.5	$220.5
(a)  Long-term borrowings includes current finance lease obligations of $0.2 million and $0.2 million as of June 30, 2020 and December 31, 2019, respectively.
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
The Company is subject to certain net leverage ratio and interest coverage ratio financial covenants under the 2019 Credit Agreement that are to be measured at each fiscal quarter-end. The Company was in compliance with all such covenants as of June 30, 2020.
As of June 30, 2020, there was $243.9 million of cash drawn and $11.2 million of undrawn letters of credit under the 2019 Credit Agreement, with $244.9 million of availability for borrowings. As of December 31, 2019, there was $219.9 million cash drawn and $11.2 million of undrawn letters of credit under the 2019 Credit Agreement, with $268.9 million of availability for borrowings.
The following table summarizes the gross borrowings and gross payments under the Company’s revolving credit facilities:

	Six Months Ended June 30,
(in millions)	2020	2019
Gross borrowings	$81.1	$10.7
Gross payments	53.4	13.8
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

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
As a result of the application of hedge accounting treatment, all unrealized gains and losses related to the derivative instrument are recorded in Accumulated other comprehensive loss and are reclassified into operations in the same period in which the hedged transaction affects earnings. The gain on the termination of the 2017 Swap was included in Accumulated other comprehensive loss and was reclassified into earnings ratably through June 2, 2020. Hedge effectiveness is assessed quarterly. The Company does not use derivative instruments for trading or speculative purposes.
The fair value of the Company’s interest rate swaps is derived from a discounted cash flow analysis based on the terms of the contract and the interest rate curve (Level 2 inputs) and measured on a recurring basis in our Condensed Consolidated Balance Sheets. At June 30, 2020, the fair value of the 2019 Swap was a liability of $3.5 million, which was included in Other long-term liabilities on the Condensed Consolidated Balance Sheet. At December 31, 2019, the fair value of the 2019 Swap was an asset of $0.9 million, which was included in Deferred charges and other long-term assets on the Condensed Consolidated Balance Sheet. During the three and six months ended June 30, 2020, unrealized pre-tax losses of $0.4 million and $4.4 million, respectively, were recorded in Accumulated other comprehensive loss, and no ineffectiveness was recorded. During the three and six months ended June 30, 2019, unrealized pre-tax losses of $1.0 million and $1.6 million, respectively, were recorded in Accumulated other comprehensive loss, and no ineffectiveness was recorded.
NOTE 6 – INCOME TAXES
The Company recognized income tax expense of $6.1 million and $11.6 million for the three months ended June 30, 2020 and 2019, respectively. The decrease in tax expense in the current-year quarter was largely due to lower pre-tax income levels, and the recognition of a $1.1 million excess tax benefit from stock compensation activity. The Company’s effective tax rate for the three months ended June 30, 2020 was 22.2%, compared to 26.1% in the prior-year quarter.
For the six months ended June 30, 2020 and 2019, the Company recognized income tax expense of $13.3 million and $17.5 million, respectively. The decrease in tax expense in the current year was largely due to lower pre-tax income levels, and the recognition of excess tax benefits from stock compensation activity of $1.8 million. The Company’s effective tax rate for the six months ended June 30, 2020 was 22.9%, compared to 25.8% in the prior-year period.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted. The income tax provisions of the CARES Act had limited applicability to the Company and, therefore, did not have a material impact on the Company’s income tax expense for the three and six months ended June 30, 2020. However, as permitted under the CARES Act, the Company elected to defer approximately $3.3 million of federal income tax payments, that would have otherwise been paid during the second quarter of 2020, to the third quarter of 2020.
NOTE 7 – PENSION AND OTHER POST-EMPLOYMENT PLANS
Defined Benefit Pension Plans
The following table summarizes the components of Net periodic pension (benefit) expense:

	U.S. Benefit Plan				Non-U.S. Benefit Plan
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019	2020	2019	2020	2019
Service cost	$—	$—	$—	$—	$—	$—	$0.1	$0.1
Interest cost	$1.4	1.7	2.8	3.4	0.2	0.4	0.5	0.7
Amortization of actuarial loss	0.8	0.6	1.6	1.2	0.1	0.1	0.2	0.3
Amortization of prior service cost	—	—	—	—	0.1	0.1	0.1	0.1
Expected return on plan assets	(2.3)	(2.2)	(4.6)	(4.4)	(0.4)	(0.5)	(0.9)	(1.0)
Net periodic pension (benefit) expense	$(0.1)	$0.1	(0.2)	0.2	$—	$0.1	—	0.2
The items that comprise Net periodic pension (benefit) expense, other than service cost, are included as a component of Other expense (income), net on the Condensed Consolidated Statements of Operations.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
In each of the six months ended June 30, 2020 and 2019, the Company contributed $0.6 million to its non-U.S. defined benefit plan. The Company did not make any contributions to its U.S. defined benefit plan in either period.
For the year ended December 31, 2020, the Company expects to contribute up to $5.0 million to the U.S. benefit plan and up to $1.3 million to the non-U.S. benefit plan.
Multi-Employer Pension Plans
During the second quarter of 2020, the Company decided to withdraw from the Sheet Metal Workers’ National Pension Fund. In connection with the issuance of the Company’s intention to withdraw from the plan, the Company recorded an estimated liability of $2.5 million as a component of Other current liabilities on the Condensed Consolidated Balance Sheet as of June 30, 2020. The related expense was included as a component of Other expense (income), net on the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2020.
NOTE 8 – COMMITMENTS AND CONTINGENCIES
Financial Commitments
The Company provides indemnifications and other guarantees in the ordinary course of business, the terms of which range in duration and often are not explicitly defined. Specifically, the Company is occasionally required to provide letters of credit and bid and performance bonds to various customers, principally to act as security for retention levels related to casualty insurance policies and to guarantee the performance of subsidiaries that engage in export and domestic transactions. At June 30, 2020, the Company had outstanding performance and financial standby letters of credit, as well as outstanding bid and performance bonds, aggregating to $26.6 million. If any such letters of credit or bonds are called, the Company would be obligated to reimburse the issuer of the letter of credit or bond. The Company believes the likelihood of any currently outstanding letter of credit or bond being called is remote.
The Company has transactions involving the sale of equipment to certain of its customers which include (i) guarantees to repurchase the equipment for a fixed price at a future date and (ii) guarantees to repurchase the equipment from the third-party lender in the event of default by the customer. As of June 30, 2020, the single year and maximum potential cash payments the Company could be required to make to repurchase equipment under these agreements were $3.9 million and $4.0 million, respectively. The Company’s risk under these repurchase arrangements would be partially mitigated by the value of the products repurchased as part of the transaction. Historical cash requirements and losses associated with these obligations have not been significant, but could increase if customer defaults exceed current expectations, including as a result of the current COVID-19 pandemic and its effect on the global economy.
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
The following table summarizes the changes in the Company’s warranty liabilities during the six months ended June 30, 2020 and 2019:

(in millions)	2020	2019
Balance at January 1	$11.2	$9.8
Provisions to expense	3.8	2.9
Payments	(3.8)	(3.1)
Balance at June 30	$11.2	$9.6

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
As of June 30, 2020 and December 31, 2019, an estimated liability was recorded within the Environmental Solutions Group in connection with a specific warranty matter. It is reasonably possible that the Company’s estimate may change in the future as more information becomes available; however, the ultimate resolution of this matter is not expected to have a material adverse effect on the Company’s results of operations, financial position or liquidity.
Liabilities of Discontinued Operations
The Company retains certain liabilities for operations discontinued in prior periods, primarily for environmental remediation and product liability. Included in liabilities of discontinued operations on the Condensed Consolidated Balance Sheets as of both June 30, 2020 and December 31, 2019, were reserves of $0.3 million related to environmental remediation at the Pearland, Texas facility previously used by the Company’s discontinued Pauluhn business, and $0.8 million related to estimated product liability obligations of the discontinued North American refuse truck body business.
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
With respect to claims of other out-of-state firefighters involved in these two cases, the Company moved to dismiss these claims as improperly filed in Pennsylvania. The Court granted this motion and dismissed these claims on November 5, 2015. During August through December 2015, another nine new cases were filed in the Court of Common Pleas, Philadelphia County, Pennsylvania. These cases involve a total of 193 firefighters, most of whom are located outside of Pennsylvania. The Company again moved to dismiss all claims filed by out-of-state firefighters in these cases as improperly filed in Pennsylvania. On May 24, 2016, the Court granted this motion and dismissed these claims. Plaintiffs appealed this decision and, on September 25, 2018, the appellate court reversed this dismissal. The Company then filed a petition with the appellate court requesting that the court reconsider its ruling. On December 7, 2018, the appellate court granted the Company’s petition and withdrew its prior decision. The Court ordered that the parties file additional briefs and a new panel of appellate judges issue a decision. On June 25, 2020, after further briefing, the appellate court issued a decision affirming the trial court’s dismissal of these cases.
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
A second trial involving Pittsburgh firefighters began during January 2018. At the outset of this trial, plaintiffs’ attorneys requested that the Company consider settlement of various cases. This trial was continued to allow the parties to further discuss possible settlement. During March 2018, the parties agreed in principle on a framework (the “Settlement Framework”) to resolve hearing loss claims and cases in all jurisdictions involved in the hearing loss litigation except in Cook County and Lackawanna County, and excluding one case involving one firefighter in New York City. The firefighters excluded from the Settlement Framework are represented by different attorneys. The Company has agreed in principle to settle the cases in Lackawanna County and the case involving one firefighter in New York City for nominal amounts. Pursuant to the Settlement Framework, the Company would pay $700 to each firefighter who has filed a lawsuit and is eligible to be part of the settlement. The Company would pay $300 to each firefighter who has not yet filed a case and is eligible to be part of the settlement. To be eligible for settlement, among other things, firefighters must provide proof that they have high frequency noise-induced hearing loss. There are approximately 3,700 firefighters whose claims may be considered as part of this settlement, including approximately 1,320 firefighters who have ongoing filed lawsuits. This Settlement Framework was finalized in a global settlement agreement executed on November 4, 2019 (the “Framework Agreement”). Pursuant to the Framework Agreement, the parties are now in the process of determining how many of the approximately 3,700 firefighters will be eligible to participate in the settlement. In order to minimize the parties’ respective legal costs and expenses during this settlement process, on July 5, 2018, the parties entered into a tolling agreement (the “Tolling Agreement”). Pursuant to the Tolling Agreement, counsel for the settling firefighters agreed to dismiss the pending lawsuits in all jurisdictions except for the Allegheny County (Pittsburgh), Pennsylvania cases, and the Company agreed to a tolling of any statute of limitations applicable to the dismissed cases. The Tolling Agreement continued in place until the parties executed the Framework Agreement on November 4, 2019. After execution of the Framework Agreement, the Allegheny County (Pittsburgh) cases were dismissed. The Framework Agreement requires plaintiffs’ attorneys to withdraw from representing firefighters who elect not to participate in this settlement. As of June 30, 2020, the Company has recognized an estimated liability for the potential settlement amount under the Framework Agreement. While it is reasonably possible that the ultimate resolution of this matter may result in a loss in excess of the amount accrued, the incremental loss is not expected to be material.
During March 2014, an action also was brought in the Court of Common Pleas of Erie County, Pennsylvania on behalf of 61 firefighters. This case likewise involves various defendants in addition to the Company. After the Company filed pretrial motions, 33 Erie County firefighter plaintiffs voluntarily dismissed their claims. During August 2017, five cases involving 70 firefighter plaintiffs were filed in Lackawanna County, Pennsylvania. These cases involve firefighter plaintiffs who originally filed in Cook County and were dismissed pursuant to the Company’s forum nonconveniens motion. As of June 30, 2020, a total of 263 firefighters are involved in cases filed in Allegheny and Lackawanna counties in Pennsylvania.
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
NOTE 9 – EARNINGS PER SHARE
The Company computes earnings per share (“EPS”) in accordance with Accounting Standards Codification (“ASC”) 260, Earnings per Share, which requires that non-vested restricted stock containing non-forfeitable dividend rights should be treated as participating securities pursuant to the two-class method. Under the two-class method, net income is reduced by the amount of dividends declared in the period for common stock and participating securities. The remaining undistributed earnings are then allocated to common stock and participating securities as if all of the net income for the period had been distributed. The amounts of distributed and undistributed earnings allocated to participating securities for the three and six months ended June 30, 2020 and 2019 were insignificant and did not materially impact the calculation of basic or diluted EPS.
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

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
For both the three and six months ended June 30, 2020, options to purchase 0.5 million shares of the Company’s common stock, respectively, had an anti-dilutive effect on EPS, and accordingly, are excluded from the calculation of diluted EPS. For both the three and six months ended June 30, 2019, options to purchase 0.5 million shares of the Company’s common stock, respectively, had an anti-dilutive effect on EPS, and accordingly, are excluded from the calculation of diluted EPS.
The following table reconciles Net income to basic and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2020	2019	2020	2019
Net income	$21.4	$32.8	$44.8	$50.3
Weighted average shares outstanding – Basic	60.1	60.1	60.3	60.1
Dilutive effect of common stock equivalents	1.2	1.2	1.3	1.1
Weighted average shares outstanding – Diluted	61.3	61.3	61.6	61.2
Earnings per share:
Basic	$0.36	$0.55	$0.74	$0.84
Diluted	0.35	0.54	0.73	0.82
NOTE 10 – STOCKHOLDERS’ EQUITY
Dividends
On February 19, 2020, the Company’s Board of Directors (the “Board”) declared a quarterly cash dividend of $0.08 per common share. The dividend totaled $4.8 million and was distributed on March 31, 2020 to holders of record at the close of business on March 18, 2020.
On April 21, 2020, the Board declared a quarterly cash dividend of $0.08 per common share. The dividend totaled $4.9 million and was distributed on June 2, 2020 to holders of record at the close of business on May 15, 2020.
During the three and six months ended June 30, 2019, dividends of $4.8 million and $9.6 million were paid to stockholders.
On July 27, 2020, the Board declared a quarterly cash dividend of $0.08 per common share payable on September 4, 2020 to holders of record at the close of business on August 21, 2020.
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
During the six months ended June 30, 2020, the Company repurchased 490,990 shares for a total of $13.5 million under the stock repurchase program. No shares were repurchased during the three months ended June 30, 2020, following the Company’s decision to temporarily suspend stock repurchases in light of the economic uncertainty and market volatility resulting from the COVID-19 pandemic.
During the six months ended June 30, 2019, the Company repurchased 48,409 shares for a total of $1.0 million under the stock repurchase program.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
Accumulated Other Comprehensive Loss
The following tables summarize the changes in each component of Accumulated other comprehensive loss, net of tax in the three months ended June 30, 2020 and 2019:

(in millions) (a)	Actuarial Losses	Prior Service Costs	Foreign Currency Translation	Unrealized Gain (Loss) on Interest Rate Swaps	Total
Balance at April 1, 2020	$(78.6)	$(2.4)	$(13.2)	$(2.3)	$(96.5)
Other comprehensive income (loss) before reclassifications	0.1	—	1.2	(0.4)	0.9
Amounts reclassified from accumulated other comprehensive loss	0.7	0.1	—	0.1	0.9
Net current-period other comprehensive income (loss)	0.8	0.1	1.2	(0.3)	1.8
Balance at June 30, 2020	$(77.8)	$(2.3)	$(12.0)	$(2.6)	$(94.7)

(in millions) (a)	Actuarial Losses	Prior Service Costs	Foreign Currency Translation	Unrealized Gain (Loss) on Interest Rate Swaps	Total
Balance at April 1, 2019	$(87.2)	$(2.5)	$(8.9)	$1.0	$(97.6)
Other comprehensive income (loss) before reclassifications	0.6	—	0.8	(0.5)	0.9
Amounts reclassified from accumulated other comprehensive loss	0.6	0.1	—	(0.2)	0.5
Net current-period other comprehensive income (loss)	1.2	0.1	0.8	(0.7)	1.4
Balance at June 30, 2019	$(86.0)	$(2.4)	$(8.1)	$0.3	$(96.2)
The following tables summarize the changes in each component of Accumulated other comprehensive loss, net of tax in the six months ended June 30, 2020 and 2019:

(in millions) (a)	Actuarial Losses	Prior Service Costs	Foreign Currency Translation	Unrealized Gain (Loss) on Interest Rate Swaps	Total
Balance at January 1, 2020	$(80.4)	$(2.4)	$(7.1)	$0.8	$(89.1)
Other comprehensive income (loss) before reclassifications	1.2	—	(4.9)	(3.4)	(7.1)
Amounts reclassified from accumulated other comprehensive loss	1.4	0.1	—	—	1.5
Net current-period other comprehensive income (loss)	2.6	0.1	(4.9)	(3.4)	(5.6)
Balance at June 30, 2020	$(77.8)	$(2.3)	$(12.0)	$(2.6)	$(94.7)

(in millions) (a)	Actuarial Losses	Prior Service Costs	Foreign Currency Translation	Unrealized Gain (Loss) on Interest Rate Swaps	Total
Balance at January 1, 2019	$(87.4)	$(2.5)	$(8.9)	$1.5	$(97.3)
Other comprehensive income (loss) before reclassifications	0.2	—	0.8	(0.7)	0.3
Amounts reclassified from accumulated other comprehensive loss	1.2	0.1	—	(0.5)	0.8
Net current-period other comprehensive income (loss)	1.4	0.1	0.8	(1.2)	1.1
Balance at June 30, 2019	$(86.0)	$(2.4)	$(8.1)	$0.3	$(96.2)
(a) Amounts in parentheses indicate losses.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
The following table summarizes the amounts reclassified from Accumulated other comprehensive loss, net of tax, in the three months ended June 30, 2020 and 2019 and the affected line item in the Condensed Consolidated Statements of Operations:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in Condensed Consolidated Statements of Operations
	2020	2019
(in millions) (a)
Amortization of actuarial losses of defined benefit pension plans	$(0.9)	$(0.7)	Other expense (income), net
Amortization of prior service costs of defined benefit pension plans	(0.1)	(0.1)	Other expense (income), net
Interest rate swaps	(0.1)	0.3	Interest expense
Total before tax	(1.1)	(0.5)
Income tax benefit	0.2	—	Income tax expense
Total reclassifications for the period, net of tax	$(0.9)	$(0.5)
(a) Amounts in parentheses indicate losses.
The following table summarizes the amounts reclassified from Accumulated other comprehensive loss, net of tax, in the six months ended June 30, 2020 and 2019 and the affected line item in the Condensed Consolidated Statements of Operations:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in Condensed Consolidated Statements of Operations
	2020	2019
(in millions) (a)
Amortization of actuarial losses of defined benefit pension plans	$(1.8)	$(1.5)	Other expense (income), net
Amortization of prior service costs of defined benefit pension plans	(0.1)	(0.1)	Other expense (income), net
Interest rate swaps	—	0.7	Interest expense
Total before tax	(1.9)	(0.9)
Income tax benefit	0.4	0.1	Income tax expense
Total reclassifications for the period, net of tax	$(1.5)	$(0.8)
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
The following tables summarize the Company’s operations by segment, including Net sales, Operating income (loss), and Total assets:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Net sales:
Environmental Solutions	$214.2	$267.2	$447.2	$486.7
Safety and Security Systems	55.9	57.1	109.0	111.4
Total net sales	$270.1	$324.3	$556.2	$598.1
Operating income (loss):
Environmental Solutions	$28.6	$44.8	$58.0	$70.5
Safety and Security Systems	10.4	9.5	17.8	18.2
Corporate and eliminations	(7.7)	(8.0)	(12.2)	(16.6)
Total operating income	31.3	46.3	63.6	72.1
Interest expense	1.8	2.0	3.3	4.0
Other expense (income), net	2.0	(0.1)	2.2	0.3
Income before income taxes	$27.5	$44.4	$58.1	$67.8

(in millions)	As of June 30, 2020	As of December 31, 2019
Total assets:
Environmental Solutions	$923.8	$908.1
Safety and Security Systems	226.6	222.6
Corporate and eliminations	60.5	34.5
Total assets of continuing operations	1,210.9	1,165.2
Total assets of discontinued operations	0.3	0.3
Total assets	$1,211.2	$1,165.5
NOTE 12 – FAIR VALUE MEASUREMENTS
The Company uses a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy maximizes the use of observable inputs and minimizes the use of unobservable inputs. Observable inputs are developed based on market data obtained from independent sources, while unobservable inputs reflect the Company’s assumptions about valuation based on the best information available in the circumstances. The three levels of inputs are classified as follows:
•Level 1 — quoted prices in active markets for identical assets or liabilities;
•Level 2 — observable inputs, other than quoted prices included in Level 1, such as quoted prices for markets that are not active, or other inputs that are observable or can be corroborated by observable market data; and
•Level 3 — unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities, including certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

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
Interest Rate Swaps
As described in Note 5 – Debt, the Company may, from time to time, execute interest rate swaps as a means of fixing the floating interest rate component on a portion of its floating-rate debt. The Company classifies its interest rate swaps as Level 2 due to the use of a discounted cash flow model based on the terms of the contract and the interest rate curve (Level 2 inputs) to calculate the fair value of the swaps.
Contingent Consideration
The Company has a contingent obligation to transfer up to $15.5 million to the former owners of Mark Rite Lines Equipment Company, Inc., a U.S. manufacturer of truck-mounted and ride-on road-marking and line-removal equipment acquired by the Company on July 1, 2019, if specified financial results are met over future reporting periods (i.e., an earn-out). Liabilities for contingent consideration are measured at fair value each reporting period, with the acquisition-date fair value included as part of the consideration transferred. Subsequent changes in fair value are included as a component of Acquisition and integration-related expenses on the Condensed Consolidated Statements of Operations.
The Company uses an income approach to value the contingent consideration obligation based on the present value of risk-adjusted future cash flows under either a scenario-based or option-pricing method, as appropriate. Due to the lack of relevant observable market data over fair value inputs, such as prospective financial information or probabilities of future events as of June 30, 2020, the Company has classified the contingent consideration liability within Level 3 of the fair value hierarchy outlined in ASC 820, Fair Value Measurements.
The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2020:

	Fair Value Measurement at Reporting Date Using
(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$27.8	$—	$—	$27.8
Liabilities:
Contingent consideration	—	—	4.4	4.4
Interest rate swap	—	3.5	—	3.5

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
The following table provides a roll-forward of the fair value of recurring Level 3 fair value measurements in the three months ended June 30, 2020 and 2019:

(in millions)	2020	2019 (a)
Contingent consideration liability, at April 1	$4.3	$7.1
Foreign currency translation	—	0.1
Total losses included in earnings	0.1	0.4
Contingent consideration liability, at June 30	$4.4	$7.6

The following table provides a roll-forward of the fair value of recurring Level 3 fair value measurements in the six months ended June 30, 2020 and 2019:

(in millions)	2020	2019 (a)
Contingent consideration liability, at January 1	$4.3	$6.7
Foreign currency translation	—	0.3
Total losses included in earnings	0.1	0.6
Contingent consideration liability, at June 30	$4.4	$7.6
(a) Activity in the three and six months ended June 30, 2019 relates to a contingent obligation to provide additional consideration to the former owners of Joe Johnson Equipment, Inc. and Joe Johnson Equipment (USA), Inc. based on the achievement of specified financial results over the three-year period following the closing of the acquisition. During the third quarter of 2019, the Company paid $7.6 million to settle this contingent consideration liability.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide information that is supplemental to, and should be read together with, the condensed consolidated financial statements and the accompanying notes contained in this Form 10-Q, as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. Information in MD&A is intended to assist the reader in obtaining an understanding of (i) the condensed consolidated financial statements, (ii) the Company’s business segments and how the results of those segments impact the Company’s results of operations and financial condition as a whole and (iii) how certain accounting principles affect the Company’s condensed consolidated financial statements. The Company’s results for interim periods should not be regarded as necessarily indicative of results that may be expected for the entire year, which may differ materially due to, among other things, the risk factors described under Part I, Item 1A, Risk Factors, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on February 27, 2020, and as updated in Part II, Item 1A, Risk Factors, of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, which was filed with the SEC on April 29, 2020, and in this Form 10-Q.
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
COVID-19 Update
We continue to closely monitor the impact of the coronavirus (“COVID-19”) pandemic on all aspects of our business, including how it is affecting our employees, customers, supply chain and distribution network. In February 2020, we established a cross-functional task force to monitor ongoing developments, implement mitigation plans and centrally coordinate our response to the pandemic. While the pandemic had a limited impact on our first-quarter results, our operating results for the second quarter were more significantly impacted, as described further herein. These factors have adversely affected the comparability of our results for the three and six months ended June 30, 2020 with those in the corresponding periods of the prior year.
Our businesses are considered to be essential in supporting critical infrastructure needs and public safety. While certain of our operations have been affected by temporary facility closures, either due to government-issued mandates or other concerns related to COVID-19, our facilities have remained substantially operational to date. Given that, our primary focus has been on the safety and well-being of our employees. We were proactive in procuring personal protective equipment and sanitizing supplies for our facilities. We also implemented a series of enhanced health and safety measures across the organization, such as reconfiguring work spaces and staggering manufacturing shifts to allow for social distancing, introducing temperature screening protocols, enhancing facility cleaning, limiting non-essential travel and restricting the number of visitors to our facilities. Further, we established remote working arrangements, where possible, supported by the use of virtual meeting capabilities. As many of the government-mandated stay-at-home orders were lifted throughout the course of the second quarter, the majority of our telecommuting employees have gradually returned to the workplace, following our enhanced safety protocols. We also modified our employee attendance policies and provided employees with additional paid time off in order to encourage those who were sick, had health concerns, or were otherwise adversely impacted by the pandemic, to remain at home.
As a result of the combination of these factors and the enactment of the CARES Act, we experienced a decrease in labor availability at several of our facilities during the second quarter. As we had anticipated, this resulted in a variety of challenges in running our operations efficiently, and we adjusted our production schedules, accordingly. We saw similar issues within our supply chain, with certain suppliers temporarily shut down. Our procurement teams have worked diligently with our key suppliers to effectively secure safety stock and manage inventory levels and, in some circumstances, have identified alternate suppliers and in-sourcing opportunities in order to mitigate the impact of supply-chain disruptions on production.

The government-mandated stay-at-home orders and travel and visitor restrictions significantly impacted the Company’s sales and marketing activities during the second quarter, with limited ability to attend trade shows and conduct equipment demonstrations and in-person sales meetings. In addition, certain customers were unable to take delivery of equipment given travel restrictions and the limited personnel that they had available. These factors significantly impacted order intake and operating results during the second quarter. However, as the second quarter progressed, many of the government-mandated restrictions that were imposed in states across the U.S. started to ease, albeit at different times, and at different levels. With that, and with sales travel slowly resuming, we have seen a commensurate increase in equipment demonstrations, and have noted sequential improvement in our average weekly order intake in both May and June.
The timing of production and realization of our backlog, which totaled $332.7 million as of June 30, 2020, may be delayed or otherwise negatively impacted by our ability to continue to run our operations as an essential business during the COVID-19 pandemic and/or to return to our normal production capacity, faced with the ongoing potential for adverse impacts associated with decreased labor availability, the temporary suspension of production activity mandated or otherwise made necessary by governmental authorities, weakened demand, supply chain disruptions, or other production delays. Such factors have adversely affected the comparability of our operating and financial results during the second quarter and may continue to impact comparability in subsequent quarters. We are responding accordingly, taking steps to manage through these times, including implementing measures to reduce costs and manage our capital prudently. At the same time, we are maintaining our focus on our eighty-twenty improvement initiatives.
In an effort to mitigate the financial statement impact of these pandemic-related operational challenges, we implemented the following cost-saving actions:
•Temporary salary reductions ranging from 20% to 25% during the second quarter for approximately 60 members of the Company’s enterprise leadership team, including executive officers;
•Temporary reduction in Board of Directors fees ranging from 22.5% to 25% during the second quarter;
•Roll-back of 2020 merit-based salary increases for most domestic salaried employees, effective in the third quarter;
•Temporary furloughs of approximately 400 employees, primarily within the second quarter;
•Permanent reductions in force impacting approximately 200 employees; and
•Limited discretionary spending, primarily within Selling, engineering, general and administrative (“SEG&A”) expenses, including travel and entertainment expenses.
We are continuing to approach the uncertainty and challenges with resolve and from a position of strength given our current financial position, which has improved further since the end of the first quarter. As of June 30, 2020, we had $73.6 million of cash and cash equivalents and $244.9 million of availability for borrowings under our five-year revolving credit facility, which we executed in July 2019.
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
Operating Results
Net sales decreased by $54.2 million, or 17%, in the three months ended June 30, 2020 as compared to the prior-year quarter. Our Environmental Solutions Group reported a net sales decrease of $53.0 million, or 20%, primarily due to decreases in shipments of safe-digging trucks, sewer cleaners, street sweepers, dump truck bodies, industrial vacuum loaders, waterblasting equipment, trailers, and refuse trucks of $21.2 million, $12.5 million, $6.9 million, $4.4 million, $4.4 million, $2.4 million, $1.6 million, and $1.5 million, respectively, and an unfavorable foreign currency translation impact of $1.2 million. In addition, aftermarket revenues decreased by $9.2 million. Partially offsetting these reductions was a $13.2 million increase in shipments of road-marking and line-removal equipment, associated with the acquisition of Mark Rite Lines Equipment Company, Inc. (“MRL”), which was completed in the third quarter of 2019. Within our Safety and Security Systems Group, net sales decreased by $1.2 million, or 2%, primarily due to lower sales of industrial signaling equipment and unfavorable foreign currency translation effects, partially offset by improvements in sales of public safety equipment and warning systems.

For the six months ended June 30, 2020, net sales decreased by $41.9 million, or 7%, as compared to the corresponding period of the prior year. Within our Environmental Solutions Group, net sales decreased by $39.5 million, or 8%, largely due to decreases in shipments of safe-digging trucks, sewer cleaners, street sweepers, waterblasting equipment, trailers, industrial vacuum loaders, refuse trucks, and snow removal trucks of $18.3 million, $12.2 million, $5.6 million, $5.4 million, $3.9 million, $3.4 million, $2.5 million, and $2.4 million, respectively, and an unfavorable foreign currency translation impact of $1.6 million. In addition, aftermarket revenues decreased by $4.9 million. Partially offsetting these reductions was a $21.2 million increase in shipments of road-marking and line-removal equipment. In our Safety and Security Systems Group, net sales decreased by $2.4 million, or 2%, primarily due to lower sales of industrial signaling equipment and unfavorable foreign currency translation effects, partially offset by higher sales of public safety equipment.
Operating income decreased by $15.0 million, or 32%, to $31.3 million in the three months ended June 30, 2020 as compared to the prior-year quarter, primarily driven by a $16.2 million reduction within our Environmental Solutions Group, partially offset by a $0.9 million increase in operating income within our Safety and Security Systems Group and a $0.3 million reduction in Corporate expenses. Consolidated operating margin for the three months ended June 30, 2020 was 11.6%, compared to 14.3% in the prior-year quarter.
For the six months ended June 30, 2020, operating income decreased by $8.5 million, or 12%, as compared to the corresponding period of the prior year. Within our Environmental Solutions Group, operating income for the six months ended June 30, 2020 decreased by $12.5 million. Within our Safety and Security Systems Group, operating income in the six months ended June 30, 2020 decreased by $0.4 million, while Corporate expenses decreased by $4.4 million. Consolidated operating margin for the six months ended June 30, 2020 was 11.4%, compared to 12.1% in the prior-year period.
Income before income taxes for the three months ended June 30, 2020 decreased by $16.9 million, or 38%, compared to the prior-year quarter. The decrease resulted from the reduced operating income and a $2.1 million increase in other expense, partially offset by a $0.2 million reduction in interest expense.
For the six months ended June 30, 2020, income before income taxes decreased by $9.7 million, or 14%, compared to the prior-year period. The decrease resulted from the reduced operating income and a $1.9 million increase in other expense, partially offset by a $0.7 million reduction in interest expense.
Net income for the three months ended June 30, 2020 decreased by $11.4 million compared to the prior-year period, largely due to the aforementioned decrease in income before income taxes, partially offset by a $5.5 million reduction in income tax expense. For the six months ended June 30, 2020, net income decreased by $5.5 million compared to the corresponding period of the prior year, largely due to the aforementioned decrease in income before income taxes, partially offset by a $4.2 million reduction in income tax expense. The decrease in income tax expense in both periods was primarily due to lower pre-tax income levels, and the recognition of excess tax benefits from stock compensation activity, which lowered the effective tax rate for the three and six months ended June 30, 2020 to 22.2% and 22.9%, respectively. We currently expect our full-year effective tax rate to be approximately 25%.
Total orders for the three months ended June 30, 2020 were $201.3 million, a decrease of $106.7 million, or 35%, as compared to the prior-year quarter. Our Environmental Solutions Group reported total orders of $157.7 million in the three months ended June 30, 2020, a decrease of $95.5 million, or 38% in comparison to the prior-year quarter. Orders in the three months ended June 30, 2020 within our Safety and Security Systems Group were $43.6 million, a reduction of $11.2 million, or 20%, compared to the prior-year quarter.
Total orders for the six months ended June 30, 2020 were $505.2 million, a decrease of $101.8 million, or 35%, as compared to the prior-year period. Our Environmental Solutions Group reported total orders of $395.2 million in the first half of 2020, down $101.7 million, or 20% in comparison to the prior-year period. Orders in the six months ended June 30, 2020 within our Safety and Security Systems Group were $110.0 million, essentially flat compared to the first half of 2019.
Our consolidated backlog at June 30, 2020 was $332.7 million, a decrease of $15.0 million, or 4%, compared to the end of the prior-year quarter. The decrease was primarily due to a $19.3 million reduction in backlog within the Environmental Solutions Group, largely due to reduced demand for industrial vacuum loaders, safe-digging equipment, and sewer cleaners, partially offset by higher orders for road-marking and line-removal equipment and refuse trucks. Backlog within the Safety and Security Systems Group improved by $4.3 million, with the improvement largely due to higher global demand for public safety equipment.

Results of Operations
The following table summarizes our Condensed Consolidated Statements of Operations and illustrates the key financial indicators used to assess our consolidated financial results:

	Three Months Ended June 30,			Six Months Ended June 30,
($ in millions, except per share data)	2020	2019	Change	2020	2019	Change
Net sales	$270.1	$324.3	$(54.2)	$556.2	$598.1	$(41.9)
Cost of sales	199.8	235.3	(35.5)	411.1	438.8	(27.7)
Gross profit	70.3	89.0	(18.7)	145.1	159.3	(14.2)
Selling, engineering, general and administrative expenses	37.4	41.8	(4.4)	79.6	85.7	(6.1)
Acquisition and integration-related expenses	0.3	0.9	(0.6)	0.6	1.5	(0.9)
Restructuring	1.3	—	1.3	1.3	—	1.3
Operating income	31.3	46.3	(15.0)	63.6	72.1	(8.5)
Interest expense	1.8	2.0	(0.2)	3.3	4.0	(0.7)
Other expense (income), net	2.0	(0.1)	2.1	2.2	0.3	1.9
Income before income taxes	27.5	44.4	(16.9)	58.1	67.8	(9.7)
Income tax expense	6.1	11.6	(5.5)	13.3	17.5	(4.2)
Net income	$21.4	$32.8	$(11.4)	$44.8	$50.3	$(5.5)
Operating data:
Operating margin	11.6%	14.3%	(2.7)%	11.4%	12.1%	(0.7)%
Diluted earnings per share	$0.35	$0.54	$(0.19)	$0.73	$0.82	$(0.09)
Total orders	201.3	308.0	(106.7)	505.2	607.0	(101.8)
Backlog	332.7	347.7	(15.0)	332.7	347.7	(15.0)
Depreciation and amortization	11.1	9.8	1.3	21.9	19.3	2.6
Net sales
Net sales decreased by $54.2 million, or 17%, in the three months ended June 30, 2020 as compared to the prior-year quarter. The Environmental Solutions Group reported a net sales decrease of $53.0 million, or 20%, primarily due to decreases in shipments of safe-digging trucks, sewer cleaners, street sweepers, dump truck bodies, industrial vacuum loaders, waterblasting equipment, trailers, and refuse trucks of $21.2 million, $12.5 million, $6.9 million, $4.4 million, $4.4 million, $2.4 million, $1.6 million, and $1.5 million, respectively, and an unfavorable foreign currency translation impact of $1.2 million. In addition, aftermarket revenues decreased by $9.2 million. Partially offsetting these reductions was a $13.2 million increase in shipments of road-marking and line-removal equipment. Within the Safety and Security Systems Group, net sales decreased by $1.2 million, or 2%, primarily due to lower sales of industrial signaling equipment and unfavorable foreign currency translation effects, partially offset by improvements in sales of public safety equipment and warning systems.
For the six months ended June 30, 2020, net sales decreased by $41.9 million, or 7%, as compared to the corresponding period of the prior year. Within the Environmental Solutions Group, net sales decreased by $39.5 million, or 8%, largely due to decreases in shipments of safe-digging trucks, sewer cleaners, street sweepers, waterblasting equipment, trailers, industrial vacuum loaders, refuse trucks, and snow removal trucks of $18.3 million, $12.2 million, $5.6 million, $5.4 million, $3.9 million, $3.4 million, $2.5 million, and $2.4 million, respectively, and an unfavorable foreign currency translation impact of $1.6 million. In addition, aftermarket revenues decreased by $4.9 million. Partially offsetting these reductions was a $21.2 million increase in shipments of road-marking and line-removal equipment. In the Safety and Security Systems Group, net sales decreased by $2.4 million, or 2%, primarily due to lower sales of industrial signaling equipment and unfavorable foreign currency translation effects, partially offset by higher sales of public safety equipment.
Cost of sales
Cost of sales decreased by $35.5 million, or 15%, for the three months ended June 30, 2020 compared to the prior-year quarter, largely due to a decrease of $35.0 million, or 17%, within the Environmental Solutions Group, primarily attributable to lower sales volumes, partially offset by the recognition of additional cost of sales from the MRL acquisition, and a $0.9 million increase in depreciation expense.

For the six months ended June 30, 2020, cost of sales decreased by $27.7 million, or 6%, largely due to an decrease of $27.2 million, or 7%, within the Environmental Solutions Group, primarily attributable to lower sales volumes, partially offset by the recognition of additional cost of sales from the MRL acquisition, and a $1.9 million increase in depreciation expense.
Gross profit
Gross profit decreased by $18.7 million, or 21%, for the three months ended June 30, 2020, compared to the prior-year quarter, primarily due to reductions of $18.0 million and $0.7 million within the Environmental Solutions Group and the Safety and Security Systems Group, respectively. Gross margin for the three months ended June 30, 2020 was 26.0%, compared to 27.4% in the prior-year quarter, primarily driven by a 230 basis point reduction within the Environmental Solutions Group, which was largely due to lower sales volumes, unfavorable sales mix and reduced operating leverage.
For the six months ended June 30, 2020, gross profit decreased by $14.2 million, or 9%, primarily due to reductions of $12.3 million and $1.9 million within the Environmental Solutions Group and the Safety and Security Systems Group, respectively. Gross margin for the six months ended June 30, 2020 was 26.1%, compared to 26.6% in the prior-year period, primarily driven by reductions within the Safety and Security Group and Environmental Solutions Group of 80 basis points and 70 basis points, respectively.
Selling, engineering, general and administrative expenses
SEG&A expenses for the three months ended June 30, 2020 decreased by $4.4 million, or 11%, primarily due to a reduction in SEG&A expenses within the Environmental Solutions Group, the Safety and Security Systems Group, and Corporate of $2.0 million, $1.9 million, and $0.5 million, respectively. Such reductions were due, in part, to cost-saving actions implemented in response to the COVID-19 pandemic. As a percentage of net sales, SEG&A expenses were 13.8% in the current-year quarter, compared to 12.9% in the prior-year quarter.
For the six months ended June 30, 2020, SEG&A expenses decreased by $6.1 million, or 7%, primarily due to reductions within Corporate and the Safety and Security Systems Group of $4.6 million and $1.8 million, respectively, partially offset by an increase of $0.3 million within the Environmental Solutions Group. As a percentage of net sales, SEG&A expenses in the current-year period were 14.3%, unchanged from the prior-year period.
Operating income
Operating income decreased by $15.0 million, or 32%, to $31.3 million in the three months ended June 30, 2020 as compared to the prior-year quarter, primarily driven by a $16.2 million reduction within the Environmental Solutions Group, partially offset by a $0.9 million increase in operating income within the Safety and Security Systems Group and a $0.3 million reduction in Corporate expenses. Consolidated operating margin for the three months ended June 30, 2020 was 11.6%, compared to 14.3% in the prior-year quarter.
For the six months ended June 30, 2020, operating income decreased by $8.5 million, or 12%, as compared to the corresponding period of the prior year. Within the Environmental Solutions Group, operating income for the six months ended June 30, 2020 decreased by $12.5 million. Within the Safety and Security Systems Group, operating income in the six months ended June 30, 2020 decreased by $0.4 million, while Corporate expenses decreased by $4.4 million. Consolidated operating margin for the six months ended June 30, 2020 was 11.4%, compared to 12.1% in the prior-year period.
Interest expense
Interest expense for the three and six months ended June 30, 2020 decreased by $0.2 million and $0.7 million, respectively, in comparison to the corresponding periods in the prior year. The reductions in both periods were largely due to lower interest rates when compared to the prior-year periods.
Other expense (income), net
For the three months ended June 30, 2020, other expense totaled $2.0 million, whereas in the prior-year quarter, other income of $0.1 million was realized. The increase in expense in the current-year quarter was primarily due to the recognition of a $2.5 million charge associated with the withdrawal from a multi-employer pension plan.
For the six months ended June 30, 2020, other expense totaled $2.2 million, compared to $0.3 million in the prior-year period, with the increase largely due to the recognition of the aforementioned charge associated with the withdrawal from the multi-employer pension plan.

Income tax expense
The Company recognized income tax expense of $6.1 million and $11.6 million for the three months ended June 30, 2020 and 2019, respectively. The decrease in tax expense in the current-year quarter was largely due to lower pre-tax income levels, and the recognition of a $1.1 million excess tax benefit from stock compensation activity. The Company’s effective tax rate for the three months ended June 30, 2020 was 22.2%, compared to 26.1% in the prior-year quarter.
For the six months ended June 30, 2020, the Company recognized income tax expense of $13.3 million and $17.5 million, respectively. The decrease in tax expense in the current year was largely due to lower pre-tax income levels, and the recognition of excess tax benefits from stock compensation activity of $1.8 million. The Company’s effective tax rate for the six months ended June 30, 2020 was 22.9%, compared to 25.8% in the prior-year period.
Net income
Net income for the three months ended June 30, 2020 decreased by $11.4 million compared to the prior-year period, largely due to the aforementioned reduction in operating income and the $2.1 million increase in other expense, partially offset by the $0.2 million reduction in interest expense, and the $5.5 million decrease in income tax expense.
For the six months ended June 30, 2020, net income decreased by $5.5 million compared to the corresponding period of the prior year, largely due to the aforementioned reduction in operating income and the $1.9 million increase in other expense, partially offset by the $0.7 million reduction in interest expense, and the $4.2 million decrease in income tax expense.
Environmental Solutions
The following table summarizes the Environmental Solutions Group’s operating results as of and for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,			Six Months Ended June 30,
($ in millions)	2020	2019	Change	2020	2019	Change
Net sales	$214.2	$267.2	$(53.0)	$447.2	$486.7	$(39.5)
Operating income	28.6	44.8	(16.2)	58.0	70.5	(12.5)
Operating data:
Operating margin	13.4%	16.8%	(3.4)%	13.0%	14.5%	(1.5)%
Total orders	$157.7	$253.2	$(95.5)	$395.2	$496.9	$(101.7)
Backlog	302.7	322.0	(19.3)	302.7	322.0	(19.3)
Depreciation and amortization	10.2	8.9	1.3	20.2	17.5	2.7
Three Months Ended June 30, 2020 vs. three months ended June 30, 2019
Total orders decreased by $95.5 million, or 38%, for the three months ended June 30, 2020. U.S. orders decreased by $78.1 million, or 39%, primarily due to reductions in orders for sewer cleaners, safe-digging trucks, dump truck bodies, industrial vacuum loaders, and street sweepers of $22.6 million, $21.5 million, $18.1 million, $8.1 million, and $7.1 million, respectively. In addition, aftermarket demand decreased by $3.1 million. Partially offsetting these reductions was a $7.2 million increase in orders for road-marking and line-removal equipment. Non-U.S. orders decreased by $17.4 million, or 32%, primarily due to decreases in orders for refuse trucks, safe-digging trucks, and sewer cleaners of $6.5 million, $4.3 million, and $2.8 million, respectively, and an unfavorable foreign currency translation impact of $0.9 million. In addition, aftermarket demand decreased by $3.7 million. Partially offsetting these reductions was a $1.1 million increase in orders for road-marking and line-removal equipment.
Net sales decreased by $53.0 million, or 20%, for the three months ended June 30, 2020. U.S. sales decreased by $36.3 million, or 17%, largely due to decreases in shipments of safe-digging trucks, sewer cleaners, street sweepers, dump truck bodies, industrial vacuum loaders, trailers, and waterblasting equipment of $16.7 million, $9.9 million, $6.0 million, $4.7 million, $4.4 million, $1.6 million, and $1.1 million, respectively. In addition, aftermarket revenues decreased by $3.3 million. Partially offsetting these reductions was a $12.4 million increase in shipments of road-marking and line-removal equipment. Non-U.S. sales decreased by $16.7 million, or 30%, primarily due to decreases in sales of safe-digging trucks, sewer cleaners, waterblasting equipment, street sweepers, and refuse trucks of $4.5 million, $2.6 million, $1.3 million, $0.9 million, and $0.8 million, respectively, and an unfavorable foreign currency translation impact of $1.2 million. In addition, aftermarket demand decreased by $5.9 million.

Cost of sales decreased by $35.0 million, or 17%, for the three months ended June 30, 2020, primarily attributable to lower sales volumes and a favorable foreign currency translation impact of $1.1 million, partially offset by the recognition of additional cost of sales from the MRL acquisition, and a $0.9 million increase in depreciation expense. Gross margin for the three months ended June 30, 2020 was 22.7%, compared to 25.0% in the prior-year quarter, with the decrease primarily attributable to lower sales volumes, unfavorable sales mix and a reduction in operating leverage.
SEG&A expenses decreased by $2.0 million for the three months ended June 30, 2020, primarily due to cost-saving actions implemented in response to the COVID-19 pandemic, partially offset by the addition of expenses of businesses acquired in the prior year and a $0.4 million increase in amortization expense. As a percentage of net sales, SEG&A expenses were 9.0% in the current-year quarter, compared to 8.0% in the prior-year quarter.
Operating income for the three months ended June 30, 2020 decreased by $16.2 million, largely due to a $18.0 million reduction in gross profit and the recognition of $0.7 million of restructuring charges, partially offset by the $2.0 million reduction in SEG&A expenses and a $0.5 million decrease in acquisition-related expenses.
Six months ended June 30, 2020 vs. six months ended June 30, 2019
Total orders decreased by $101.7 million, or 20%, for the six months ended June 30, 2020. U.S. orders decreased by $74.4 million, or 19%, primarily due to reductions in orders for safe-digging trucks, sewer cleaners, industrial vacuum loaders, dump truck bodies, street sweepers, and waterblasting equipment of $35.8 million, $26.0 million, $17.1 million, $10.3 million, $4.5 million, and $3.1 million, respectively. Partially offsetting these reductions was a $18.2 million increase in orders for road-marking and line-removal equipment, a $5.2 million increase in orders for trailers, and a $2.1 million improvement in aftermarket demand. Non-U.S. orders decreased by $27.3 million, or 26%, primarily due to decreases in orders for safe-digging trucks, sewer cleaners, refuse trucks, and waterblasting equipment of $8.6 million, $4.6 million, $3.4 million, and $1.7 million, respectively, and an unfavorable foreign currency translation impact of $1.1 million. In addition, aftermarket demand decreased by $6.0 million. Partially offsetting these reductions was a $1.6 million increase in orders for road-marking and line-removal equipment.
Net sales decreased by $39.5 million, or 8%, for the six months ended June 30, 2020. U.S. sales decreased by $14.8 million, or 4%, largely due to decreases in shipments of safe-digging trucks, street sweepers, sewer cleaners, trailers, waterblasting equipment, industrial vacuum loaders, and dump truck bodies of $10.6 million, $7.4 million, $5.5 million, $3.9 million, $3.6 million, $3.4 million, and $1.4 million, respectively. Partially offsetting these reductions was a $20.3 million increase in shipments of road-marking and line-removal equipment, and a $1.1 million improvement in aftermarket revenues. Non-U.S. sales decreased by $24.7 million, or 24%, primarily due to decreases in sales of safe-digging trucks, sewer cleaners, snow removal trucks, refuse trucks, and waterblasting equipment of $7.7 million, $6.7 million, $1.9 million, $1.8 million, and $1.8 million respectively, and an unfavorable foreign currency translation impact of $1.6 million. In addition, aftermarket demand decreased by $6.0 million. Partially offsetting these reductions were increases in shipments of street sweepers and road-marking and line-removal equipment of $1.8 million, and $0.9 million, respectively.
Cost of sales decreased by $27.2 million, or 7%, for the six months ended June 30, 2020, primarily attributable to lower sales volumes and a favorable foreign currency translation impact of $1.5 million, partially offset by the recognition of additional cost of sales from the MRL acquisition, and a $1.9 million increase in depreciation expense. Gross margin for the six months ended June 30, 2020 was 23.1%, compared to 23.8% in the prior-year period, with the decrease primarily attributable to lower sales volumes, unfavorable sales mix and a reduction in operating leverage.
SEG&A expenses increased by $0.3 million for the six months ended June 30, 2020, primarily due to the addition of expenses of businesses acquired in the prior year and a $0.8 million increase in amortization expense, partially offset by cost saving actions implemented in response to the COVID-19 pandemic. As a percentage of net sales, SEG&A expenses were 10.0% in the current-year period, compared to 9.1% in the prior-year period.
Operating income for the six months ended June 30, 2020 decreased by $12.5 million, largely due to a $12.3 million reduction in gross profit, the $0.3 million increase in SEG&A expenses, and the recognition of $0.7 million of restructuring charges, partially offset by a $0.8 million decrease in acquisition-related expenses.
Backlog was $302.7 million at June 30, 2020, compared to $322.0 million at June 30, 2019. The decrease was largely due to reduced demand for industrial vacuum loaders, safe-digging equipment, and sewer cleaners, partially offset by higher orders for road-marking and line-removal equipment and refuse trucks.

Safety and Security Systems
The following table summarizes the Safety and Security Systems Group’s operating results as of and for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,			Six Months Ended June 30,
($ in millions)	2020	2019	Change	2020	2019	Change
Net sales	$55.9	$57.1	$(1.2)	$109.0	$111.4	$(2.4)
Operating income	10.4	9.5	0.9	17.8	18.2	(0.4)
Operating data:
Operating margin	18.6%	16.6%	2.0%	16.3%	16.3%	—%
Total orders	$43.6	$54.8	$(11.2)	$110.0	$110.1	$(0.1)
Backlog	30.0	25.7	4.3	30.0	25.7	4.3
Depreciation and amortization	0.9	0.8	0.1	1.7	1.7	—
Three Months Ended June 30, 2020 vs. three months ended June 30, 2019
Total orders for the three months ended June 30, 2020 decreased by $11.2 million, or 20%, compared with the prior-year quarter. U.S. orders decreased by $3.8 million, primarily due to reductions in orders for public safety equipment and industrial signaling equipment of $2.8 million and $2.7 million, respectively, partially offset by a $1.7 million improvement in orders for warning systems. Non-U.S. orders decreased by $7.4 million, largely due to reductions in orders for public safety equipment, warning systems, and industrial signaling equipment of $5.2 million, $1.1 million, and $0.7 million respectively, and an unfavorable foreign currency translation impact of $0.4 million.
Net sales decreased by $1.2 million, or 2%, for the three months ended June 30, 2020. U.S. sales decreased by $4.9 million, primarily driven by reductions in sales of public safety equipment and industrial signaling equipment of $3.2 million and $2.8 million, respectively, partially offset by a $1.1 million increase in sales of warning systems. Non-U.S. sales increased by $3.7 million, largely due to a $5.2 million increase in sales of public safety equipment, partially offset by a $1.1 million reduction in sales of industrial signaling equipment and an unfavorable foreign currency translation impact of $0.5 million.
Cost of sales decreased by $0.5 million for the three months ended June 30, 2020, primarily related to lower sales volumes and a favorable foreign currency translation impact of $0.4 million, partially offset by unfavorable sales mix. Gross margin for the three months ended June 30, 2020 was 38.6%, compared to 39.1% in the prior-year quarter.
SEG&A expenses for the three months ended June 30, 2020 decreased by $1.9 million, or 15%, in comparison to the prior-year quarter, primarily as a result of cost-saving actions implemented in response to the COVID-19 pandemic. As a percentage of net sales, SEG&A expenses decreased from 22.4% in the prior-year quarter, to 19.5% in the current-year quarter.
Operating income increased by $0.9 million, or 9%, for the three months ended June 30, 2020. The improvement was primarily attributable to the $1.9 million reduction in SEG&A expenses, partially offset by the $0.7 million reduction in gross profit and restructuring charges of $0.3 million.
Six months ended June 30, 2020 vs. six months ended June 30, 2019
Total orders for the six months ended June 30, 2020 of $110.0 million were essentially unchanged from the prior-year period. U.S. orders decreased by $2.1 million, primarily due to reductions in orders for industrial signaling equipment and public safety equipment of $4.1 million and $1.5 million, respectively, partially offset by a $3.5 million improvement in orders for warning systems. Non-U.S. orders increased by $2.0 million, largely due to a $4.0 million improvement in orders for public safety equipment, partially offset by reductions in orders for industrial signaling equipment and warning systems of $0.6 million and $0.4 million, respectively, and an unfavorable foreign currency translation impact of $1.0 million.
Net sales decreased by $2.4 million, or 2%, for the six months ended June 30, 2020. U.S. sales decreased by $6.5 million, primarily driven by reductions in sales of public safety equipment and industrial signaling equipment of $4.1 million and $3.3 million, respectively, partially offset by a $0.9 million increase in sales of warning systems. Non-U.S. sales increased by $4.1 million, largely due to a $5.7 million increase in sales of public safety equipment, partially offset by a $0.8 million reduction in sales of warning systems and an unfavorable foreign currency translation impact of $0.9 million.
Cost of sales decreased by $0.5 million, or 1%, for the six months ended June 30, 2020, primarily related to lower sales volumes and a favorable foreign currency translation impact of $0.7 million, partially offset by unfavorable sales mix. Gross margin for the six months ended June 30, 2020 was 38.2%, compared to 39.0% in the prior-year period.

SEG&A expenses for the six months ended June 30, 2020 decreased by $1.8 million, or 7%, in comparison to the prior-year period, primarily as a result of cost-saving actions implemented in response to the COVID-19 pandemic. As a percentage of net sales, SEG&A expenses decreased from 22.7% in the prior-year period, to 21.6% in the current-year period.
Operating income decreased by $0.4 million, or 2%, for the six months ended June 30, 2020. The decrease was primarily attributable to the $1.9 million reduction in gross profit and restructuring charges of $0.3 million, partially offset by the $1.8 million reduction in SEG&A expenses.
Backlog was $30.0 million at June 30, 2020, compared to $25.7 million at June 30, 2019, with the improvement largely due to higher global demand for public safety equipment.
Corporate Expenses
Corporate operating expenses for the three months ended June 30, 2020 were $7.7 million, down from $8.0 million in the prior-year quarter. The $0.3 million decrease was primarily due to lower employee costs, inclusive of cost-saving actions implemented in response to the COVID-19 pandemic, as well as reduced incentive-based compensation expense, partially offset by higher post-employment expenses and $0.3 million of restructuring charges.
Corporate operating expenses for the six months ended June 30, 2020 were $12.2 million, down from $16.6 million in the prior-year quarter. The $4.4 million decrease was primarily due to reductions in post-employment expenses, incentive-based compensation costs and employee costs.
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
Financial Condition, Liquidity and Capital Resources
The Company uses its cash flow from operations to fund growth and to make capital investments that sustain its operations, reduce costs, or both. Beyond these uses, remaining cash is used to pay down debt, repurchase shares, fund dividend payments and make pension contributions. The Company may also choose to invest in the acquisition of businesses. In the absence of significant unanticipated cash demands, we believe that the Company’s existing cash balances, cash flow from operations and borrowings available under the 2019 Credit Agreement will provide funds sufficient for these purposes. As of June 30, 2020, there was $243.9 million of cash drawn and $11.2 million of undrawn letters of credit under the 2019 Credit Agreement, with $244.9 million of availability for borrowings. However, as described in Part II, Item 1A, Risk Factors, the current COVID-19 pandemic may materially adversely affect the Company’s business, financial condition and operating results, including its cash flows. The net cash flows associated with the Company’s rental equipment transactions are included in cash flow from operating activities.
The Company’s cash and cash equivalents totaled $73.6 million and $31.6 million as of June 30, 2020 and December 31, 2019, respectively. As of June 30, 2020, $23.2 million of cash and cash equivalents was held by foreign subsidiaries. Cash and cash equivalents held by subsidiaries outside the U.S. typically are held in the currency of the country in which it is located. The Company uses this cash to fund the operating activities of its foreign subsidiaries and for further investment in foreign operations. Generally, the Company has considered such cash to be permanently reinvested in its foreign operations and the Company’s current plans do not demonstrate a need to repatriate such cash to fund U.S. operations. However, in the event that these funds are needed to fund U.S. operations or to satisfy U.S. obligations, they generally could be repatriated. The repatriation of these funds may cause the Company to incur additional U.S. income tax expense, dependent on income tax laws and other circumstances at the time any such amounts are repatriated.

Net cash of $65.0 million was provided by operating activities in the six months ended June 30, 2020, compared to $25.8 million in the prior-year period. The year-over-year improvement in operating cash flow was primarily due to working capital timing differences, inclusive of actions taken to preserve short-term liquidity in response to the COVID-19 pandemic, lower rental fleet investment in comparison to the prior year, and deferrals of certain payments in the current year as outlined in the CARES Act. Such deferrals included $3.3 million of federal income tax payments and $2.3 million of payroll tax payments, which would have otherwise been paid during the second quarter, but were deferred to subsequent periods, in accordance with the provisions of the CARES Act.
Net cash of $21.2 million was used for investing activities in the six months ended June 30, 2020, compared to $9.4 million in the prior-year period. Capital expenditures in the six months ended June 30, 2020 and 2019 were $16.3 million and $9.4 million, respectively, with the increase largely related to the ongoing plant expansions at our Vactor and Rugby facilities. During the six months ended June 30, 2020, the Company also paid $6.2 million to acquire certain assets and operations of Public Works Equipment and Supply, Inc. and received $0.8 million as part of the finalization of certain post-closing adjustments in connection with the acquisition of MRL.
Net cash of $1.5 million was used for financing activities in the six months ended June 30, 2020, compared to $15.4 million in the prior-year period. In the six months ended June 30, 2020, the Company borrowed $27.7 million against its revolving credit facility, primarily to bolster the Company’s cash position in the short-term in light of the current uncertainty relating to the COVID-19 pandemic. The Company also funded cash dividends and share repurchases of $9.7 million and $13.5 million, respectively, and redeemed $6.6 million of stock in order to remit funds to tax authorities to satisfy employees’ tax withholdings following the vesting of stock-based compensation. In the six months ended June 30, 2019, the Company paid down $3.1 million of debt, funded cash dividends and share repurchases of $9.6 million and $1.0 million, respectively, and redeemed $1.6 million of stock in order to remit funds to tax authorities to satisfy employees’ tax withholdings following the vesting of stock-based compensation.
The Company is subject to certain net leverage ratio and interest coverage ratio financial covenants under the 2019 Credit Agreement that are to be measured at each fiscal quarter-end. The Company was in compliance with all such covenants as of June 30, 2020.
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
Contractual Obligations and Off-Balance Sheet Arrangements
During the six months ended June 30, 2020, there have been no material changes in the Company’s contractual obligations and off-balance sheet arrangements as described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.
See Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. During the six months ended June 30, 2020, there have been no significant changes in our exposure to market risk.
Item 4.  Controls and Procedures.
As required by Rule 13a-15 under the Exchange Act, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of June 30, 2020. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2020.
As a matter of practice, the Company’s management continues to review and document internal control and procedures for financial reporting. From time to time, the Company may make changes aimed at enhancing the effectiveness of the controls and ensuring that the systems evolve with the business. There were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting during the three months ended June 30, 2020.

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
The COVID-19 pandemic has created significant worldwide volatility, uncertainty and disruption. In particular, the COVID-19 pandemic and the governmental response to the pandemic has resulted in a substantial curtailment of business activities, a significant number of business closures, slowdowns, suspensions or delays of production and commercial activity, and weakened economic conditions, both in the United States and many foreign countries. As such, the COVID-19 pandemic has directly and indirectly adversely impacted the Company and such adverse impact will likely continue. However, the extent to which the COVID-19 pandemic will ultimately adversely impact the Company’s business, financial condition and operating results, which could be material, will depend on numerous evolving factors that are highly uncertain, rapidly changing and cannot be predicted at this time, including:
•the duration and scope of the COVID-19 pandemic;
•governmental, business and individual actions that have been, continue to be and may in the future be taken in response to the COVID-19 pandemic, including business and travel restrictions, “stay-at-home” and “shelter-in-place” directives, quarantines, and slowdowns, suspensions or delays of commercial activity;
•the effect of the COVID-19 pandemic and the government response on our dealers, distributors and other channel partners and customers, including their ability to remain open, continue to sell and service our products, pay for the products purchased from us and obtain vehicle chassis, to the extent that they source such components directly;
•the effect of the COVID-19 pandemic and the governmental response on the budgets of our municipal customers;
•our ability to continue to run our operations as an essential business during the COVID-19 pandemic and/or to maintain our normal production capacity, in light of the potential for adverse impacts associated with decreased labor availability, the temporary suspension of production activity mandated or otherwise made necessary by governmental authorities, weakened demand, supply chain disruptions, or other production delays;
•significant reductions or volatility in demand for one or more of our products or services;
•the effect of the COVID-19 pandemic on our suppliers and our ability to obtain commodities, components and parts, on a timely basis through our supply chain and at previously anticipated costs;
•logistics costs and challenges, including availability of transportation and at previously anticipated costs;
•costs incurred as a result of necessary actions and preparedness plans to help ensure the health and safety of our employees and continued operations, including remote working accommodations, enhanced cleaning processes, protocols designed to implement appropriate social distancing practices, and/or adoption of additional wage and benefit programs to assist employees;
•potential future restructuring, impairment and other charges;
•availability of employees, their ability to conduct work away from normal working locations and/or under revised work environment protocols and the general willingness of employees to come to and perform work;
•the impact of the COVID-19 pandemic on the financial and credit markets and economic activity generally;
•our ability to access lending, capital markets, and other sources of liquidity when needed on reasonable terms or at all;
•our ability to comply with the financial covenants in our debt agreements if a material economic downturn as a result of the COVID-19 pandemic results in substantially increased indebtedness and/or lower earnings; and
•the exacerbation of negative impacts resulting from the occurrence of a global or national recession, depression or other sustained adverse market event as a result of the COVID-19 pandemic.
In addition to its potential to cause a direct adverse affect on our business, operations, financial condition and operating results, the COVID-19 pandemic may also have the effect of heightening many of the other risks described in Item 1A, Risk Factors, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides a summary of the Company’s repurchase activity for its common stock during the three months ended June 30, 2020:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (a) (b)
April 2020 (3/29/20 – 5/2/20)	—	$—	—	$90,724,309
May 2020 (5/3/20 – 5/30/20)	—	—	—	90,724,309
June 2020 (5/31/20 – 6/27/20)	—	—	—	90,724,309
(a) On November 4, 2014, the Board authorized a stock repurchase program of up to $75.0 million of the Company’s common stock.
(b) On March 13, 2020, the Board authorized an additional stock repurchase program of up to $75.0 million of the Company’s common stock. This program supplements the November 2014 stock repurchase program, which remains in effect.
Item 3. Defaults upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
On July 29, 2020, the Company issued a press release announcing its financial results for the three and six months ended June 30, 2020. The presentation slides for the second quarter 2020 earnings call were also posted on the Company’s website at that time. The full text of the second quarter financial results press release and earnings presentation are attached hereto as Exhibits 99.1 and 99.2, respectively, to this Form 10-Q.

Item 6. Exhibits.

3.1	Restated Certificate of Incorporation of the Company. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed April 30, 2010.

3.2	Amended and Restated By-laws of the Company. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed February 9, 2016.

31.1	CEO Certification under Section 302 of the Sarbanes-Oxley Act.

31.2	CFO Certification under Section 302 of the Sarbanes-Oxley Act.

32.1	CEO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act.

32.2	CFO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act.

99.1	Second Quarter Financial Results Press Release, Dated July 29, 2020.

99.2	Second Quarter Earnings Call Presentation Slides.

101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURE
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Signal Corporation

Date:	July 29, 2020	/s/ Ian A. Hudson
Ian A. Hudson
Senior Vice President and Chief Financial Officer (Principal Financial Officer)