Form 10-Q
period 2020-09-30
FEDERAL SIGNAL CORP /DE/
filed 2020-10-29
CIK 277509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of September 30, 2020, the number of shares outstanding of the registrant’s common stock was 60,523,414.

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
These risks and uncertainties, some of which are beyond the Company’s control, include the risk factors described under Part I, Item 1A, Risk Factors, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on February 27, 2020, and as updated in Part II, Item 1A, Risk Factors of the Company’s Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2020 and June 30, 2020, which were filed with the SEC on April 29, 2020 and July 29, 2020, respectively, and this Form 10-Q. These factors may not constitute all factors that could cause actual results to differ materially from those discussed in any forward-looking statement. The Company operates in a continually changing business environment and new factors emerge from time to time, including, for example, the ongoing coronavirus (“COVID-19”) pandemic and the government response to the pandemic. The Company cannot predict such factors, nor can it assess the impact, if any, of such factors on its results of operations, financial condition or cash flow. Accordingly, forward-looking statements should not be relied upon as a predictor of actual results. The Company disclaims any responsibility to update any forward-looking statement provided in this Form 10-Q.
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

PART I. FINANCIAL INFORMATION
Item 1.     Financial Statements (Unaudited).
FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2020	2019	2020	2019
Net sales	$279.8	$308.8	$836.0	$906.9
Cost of sales	207.2	226.8	618.3	665.6
Gross profit	72.6	82.0	217.7	241.3
Selling, engineering, general and administrative expenses	38.4	43.0	118.0	128.7
Acquisition and integration-related expenses	0.2	0.4	0.8	1.9
Restructuring	—	—	1.3	—
Operating income	34.0	38.6	97.6	110.7
Interest expense	1.2	2.1	4.5	6.1
Other (income) expense, net	(0.1)	0.2	2.1	0.5
Income before income taxes	32.9	36.3	91.0	104.1
Income tax expense	7.6	7.9	20.9	25.4
Net income	$25.3	$28.4	$70.1	$78.7
Earnings per share:
Basic	$0.42	$0.47	$1.16	$1.31
Diluted	0.41	0.46	1.14	1.28
Weighted average common shares outstanding:
Basic	60.3	60.2	60.3	60.1
Diluted	61.3	61.4	61.5	61.3
See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Net income	$25.3	$28.4	$70.1	$78.7
Other comprehensive income (loss):
Change in foreign currency translation adjustment	4.4	(3.8)	(0.5)	(3.0)
Change in unrecognized net actuarial loss and prior service cost related to pension benefit plans, net of income tax expense of $0.2, $0.2, $0.6 and $0.5, respectively	0.3	1.3	3.0	2.8
Change in unrealized gain or loss on interest rate swaps, net of income tax expense (benefit) of $0.0, $(0.1), $(1.1) and $(0.5), respectively	0.1	(0.1)	(3.3)	(1.3)
Total other comprehensive income (loss)	4.8	(2.6)	(0.8)	(1.5)
Comprehensive income	$30.1	$25.8	$69.3	$77.2
See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2020	December 31, 2019
(in millions, except per share data)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$66.2	$31.6
Accounts receivable, net of allowances for doubtful accounts of $3.0 and $2.4, respectively	145.0	134.2
Inventories	196.6	182.9
Prepaid expenses and other current assets	9.9	12.0
Total current assets	417.7	360.7
Properties and equipment, net of accumulated depreciation of $133.0 and $125.5, respectively	105.6	91.9
Rental equipment, net of accumulated depreciation of $40.9 and $33.6, respectively	115.4	115.4
Operating lease right-of-use assets	22.4	27.6
Goodwill	392.0	388.8
Intangible assets, net of accumulated amortization of $29.4 and $22.1, respectively	155.4	162.9
Deferred tax assets	7.7	10.0
Deferred charges and other long-term assets	8.2	7.9
Long-term assets of discontinued operations	0.3	0.3
Total assets	$1,224.7	$1,165.5
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term borrowings and finance lease obligations	$0.2	$0.2
Accounts payable	71.1	65.0
Customer deposits	11.5	11.5
Accrued liabilities:
Compensation and withholding taxes	27.8	31.1
Current operating lease liabilities	8.1	8.2
Other current liabilities	39.7	44.0
Current liabilities of discontinued operations	0.2	0.2
Total current liabilities	158.6	160.2
Long-term borrowings and finance lease obligations	238.7	220.3
Long-term operating lease liabilities	16.2	21.6
Long-term pension and other postretirement benefit liabilities	44.6	50.9
Deferred tax liabilities	58.1	52.7
Other long-term liabilities	27.8	17.3
Long-term liabilities of discontinued operations	0.9	0.9
Total liabilities	544.9	523.9
Stockholders’ equity:
Common stock, $1 par value per share, 90.0 shares authorized, 67.8 and 66.9 shares issued, respectively	67.8	66.9
Capital in excess of par value	237.4	228.6
Retained earnings	583.8	528.2
Treasury stock, at cost, 7.3 and 6.4 shares, respectively	(119.3)	(93.0)
Accumulated other comprehensive loss	(89.9)	(89.1)
Total stockholders’ equity	679.8	641.6
Total liabilities and stockholders’ equity	$1,224.7	$1,165.5
See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
(in millions)	2020	2019
Operating activities:
Net income	$70.1	$78.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33.1	30.1
Stock-based compensation expense	5.4	5.9
Payments for acquisition-related activity	—	(3.1)
Deferred income taxes	8.4	8.6
Changes in operating assets and liabilities	(37.4)	(61.6)
Net cash provided by operating activities	79.6	58.6
Investing activities:
Purchases of properties and equipment	(24.3)	(21.2)
Proceeds from sales of properties and equipment	0.5	0.3
Payments for acquisition-related activity	(6.2)	(49.6)
Proceeds from acquisition-related activity	0.8	—
Other, net	—	0.2
Net cash used for investing activities	(29.2)	(70.3)
Financing activities:
Increase in revolving lines of credit, net	20.5	37.5
Payments of debt financing fees	—	(1.0)
Purchases of treasury stock	(13.7)	(1.0)
Redemptions of common stock to satisfy withholding taxes related to stock-based compensation	(9.0)	(1.9)
Payments for acquisition-related activity	—	(10.3)
Cash dividends paid to stockholders	(14.5)	(14.5)
Proceeds from stock-based compensation activity	0.6	1.7
Other, net	0.1	—
Net cash (used for) provided by financing activities	(16.0)	10.5
Effects of foreign exchange rate changes on cash and cash equivalents	0.2	(0.3)
Increase (decrease) in cash and cash equivalents	34.6	(1.5)
Cash and cash equivalents at beginning of year	31.6	37.4
Cash and cash equivalents at end of period	$66.2	$35.9
See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Three Months Ended September 30, 2020
(in millions)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at July 1, 2020	$67.5	$234.7	$563.3	$(115.4)	$(94.7)	$655.4
Net income			25.3			25.3
Total other comprehensive income					4.8	4.8
Cash dividends declared ($0.08 per share)			(4.8)			(4.8)
Stock-based payments:
Stock-based compensation		1.5				1.5
Stock option exercises and other	0.3	1.2		(3.7)		(2.2)
Stock repurchase program				(0.2)		(0.2)
Balance at September 30, 2020	$67.8	$237.4	$583.8	$(119.3)	$(89.9)	$679.8

	Three Months Ended September 30, 2019
(in millions)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at July 1, 2019	$66.7	$221.3	$479.7	$(91.4)	$(96.2)	$580.1
Net income			28.4			28.4
Total other comprehensive loss					(2.6)	(2.6)
Cash dividends declared ($0.08 per share)			(4.9)			(4.9)
Stock-based payments:
Stock-based compensation		1.7				1.7
Stock option exercises and other	0.2	2.5		(1.2)		1.5
Balance at September 30, 2019	$66.9	$225.5	$503.2	$(92.6)	$(98.8)	$604.2

	Nine Months Ended September 30, 2020
(in millions)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2020	$66.9	$228.6	$528.2	$(93.0)	$(89.1)	$641.6
Net income			70.1			70.1
Total other comprehensive loss					(0.8)	(0.8)
Cash dividends declared ($0.24 per share)			(14.5)			(14.5)
Stock-based payments:
Stock-based compensation		5.4				5.4
Stock option exercises and other	0.7	3.6		(9.7)		(5.4)
Performance share unit transactions	0.2	(0.2)		(2.9)		(2.9)
Stock repurchase program				(13.7)		(13.7)
Balance at September 30, 2020	$67.8	$237.4	$583.8	$(119.3)	$(89.9)	$679.8
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
The results reported in these condensed consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year, which may differ materially due to, among other things, the risk factors described under Part I, Item 1A, Risk Factors, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on February 27, 2020, and as updated in Part II, Item 1A, Risk Factors, of the Company’s Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2020 and June 30, 2020, which were filed with the SEC on April 29, 2020 and July 29, 2020, respectively, and in this Form 10-Q. While we label our quarterly information using a calendar convention whereby our first, second and third quarters are labeled as ending on March 31, June 30 and September 30, respectively, it is our longstanding practice to establish interim quarterly closing dates based on a 13-week period ending on a Saturday, with our fiscal year ending on December 31. The effects of this practice are not material and exist only within a reporting year.
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
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions that reference London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. Among other things, for all types of hedging relationships, the guidance allows an entity to change the reference rate and other critical terms related to reference rate reform without having to remeasure the value or reassess a previous accounting determination. The amendments in this guidance should be applied on a prospective basis and, for companies with a fiscal year ending December 31, are effective from January 1, 2020 through December 31, 2022. The Company adopted this guidance effective January 1, 2020. When the transition occurs, the Company expects to apply this expedient to its existing interest rate swap that references LIBOR, and to any other new transactions that reference LIBOR or another reference rate that is discontinued, through December 31, 2022. The adoption of this ASU did not impact the Company’s consolidated financial statements.
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
NOTE 2 – ACQUISITIONS
Acquisition of Public Works Equipment and Supply, Inc.
On June 12, 2020, the Company acquired certain assets and operations of Public Works Equipment and Supply, Inc. (“PWE”), a distributor of maintenance and infrastructure equipment covering North Carolina, South Carolina and parts of Tennessee. The acquisition included cash consideration of $6.2 million, which included a payment to acquire certain inventory and fixed assets at closing. As the acquisition closed on June 12, 2020, the assets and liabilities of PWE have been consolidated into the Company’s Condensed Consolidated Balance Sheet as of September 30, 2020, and the post-acquisition results of operations have been included in the Condensed Consolidated Statements of Operations, within the Environmental Solutions Group.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
NOTE 3 – REVENUE RECOGNITION
The following table presents the Company’s Net sales disaggregated by geographic region, based on the location of the end customer, and by major product line:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Geographic Region:
U.S.	$219.1	$252.6	$650.7	$705.6
Canada	41.6	35.6	113.4	131.2
Europe/Other	19.1	20.6	71.9	70.1
Total net sales	$279.8	$308.8	$836.0	$906.9
Major Product Line:
Environmental Solutions
Vehicles and equipment (a)	$179.1	$198.3	$531.1	$585.7
Parts	32.4	34.4	96.7	101.0
Rental income (b)	9.2	12.1	27.3	35.1
Other (c)	10.3	9.2	23.1	18.9
Total	231.0	254.0	678.2	740.7
Safety and Security Systems
Public safety and security equipment	29.5	31.6	97.6	98.6
Industrial signaling equipment	11.6	15.1	38.0	45.1
Warning systems	7.7	8.1	22.2	22.5
Total	48.8	54.8	157.8	166.2
Total net sales	$279.8	$308.8	$836.0	$906.9
(a)    Includes net sales from the sale of new and used vehicles and equipment, including sales of rental equipment.
(b)    Represents income from vehicle and equipment lease arrangements with customers.
(c)    Primarily includes revenues from services, such as maintenance and repair work, and the sale of extended warranty contracts.
Contract Balances
The Company recognizes contract liabilities when cash payments, such as customer deposits, are received in advance of the Company’s satisfaction of the related performance obligations. Contract liabilities are recognized as Net sales when the related performance obligations are satisfied, which generally occurs within three to six months of the cash receipt. Contract liability balances are not materially impacted by any other factors. The Company’s contract liabilities were $14.7 million and $13.9 million as of September 30, 2020 and December 31, 2019, respectively. Contract assets, such as unbilled receivables, were not material as of any of the periods presented herein.
NOTE 4 – INVENTORIES
The following table summarizes the components of Inventories:

(in millions)	September 30, 2020	December 31, 2019
Finished goods	$99.8	$86.8
Raw materials	79.5	79.5
Work in process	17.3	16.6
Total inventories	$196.6	$182.9

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
NOTE 5 – DEBT
The following table summarizes the components of Long-term borrowings and finance lease obligations:

(in millions)	September 30, 2020	December 31, 2019
2019 Credit Agreement (a)	$238.2	$219.9
Finance lease obligations	0.7	0.6
Total long-term borrowings and finance lease obligations, including current portion	238.9	220.5
Less: Current finance lease obligations	0.2	0.2
Total long-term borrowings and finance lease obligations	$238.7	$220.3
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
The following table summarizes the carrying amounts and estimated fair values of the Company’s long-term borrowings:

	September 30, 2020		December 31, 2019
(in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value
Long-term borrowings (a)	$238.9	$238.9	$220.5	$220.5
(a)     Long-term borrowings includes current finance lease obligations of $0.2 million and $0.2 million as of September 30, 2020 and December 31, 2019, respectively.
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
The Company is subject to certain net leverage ratio and interest coverage ratio financial covenants under the 2019 Credit Agreement that are to be measured at each fiscal quarter-end. The Company was in compliance with all such covenants as of September 30, 2020.
As of September 30, 2020, there was $238.2 million of cash drawn and $11.2 million of undrawn letters of credit under the 2019 Credit Agreement, with $250.6 million of availability for borrowings. As of December 31, 2019, there was $219.9 million cash drawn and $11.2 million of undrawn letters of credit under the 2019 Credit Agreement, with $268.9 million of availability for borrowings.
The following table summarizes the gross borrowings and gross payments under the Company’s revolving credit facilities:

	Nine Months Ended September 30,
(in millions)	2020	2019
Gross borrowings	$82.6	$80.1
Gross payments	62.1	42.6
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
The fair value of the Company’s interest rate swaps is derived from a discounted cash flow analysis based on the terms of the contract and the interest rate curve (Level 2 inputs) and measured on a recurring basis in our Condensed Consolidated Balance Sheets. At September 30, 2020, the fair value of the 2019 Swap was a liability of $3.4 million, which was included in Other long-term liabilities on the Condensed Consolidated Balance Sheet. At December 31, 2019, the fair value of the 2019 Swap was an asset of $0.9 million, which was included in Deferred charges and other long-term assets on the Condensed Consolidated Balance Sheet. During the three months ended September 30, 2020, an unrealized pre-tax gain of $0.1 million was recorded in Accumulated other comprehensive loss, whereas during the nine months ended September 30, 2020, an unrealized pre-tax loss of $4.3 million was recorded. No ineffectiveness was recorded in either period. During the three and nine months ended September 30, 2019, unrealized pre-tax losses of $0.2 million and $1.8 million, respectively, were recorded in Accumulated other comprehensive loss, and no ineffectiveness was recorded.
NOTE 6 – INCOME TAXES
The Company recognized income tax expense of $7.6 million and $7.9 million for the three months ended September 30, 2020 and 2019, respectively. The decrease in tax expense in the current-year quarter was largely due to lower pre-tax income levels, and the recognition of $0.7 million more excess tax benefits from stock compensation activity, compared to the prior-year quarter. The Company’s effective tax rate for the three months ended September 30, 2020 was 23.1%, compared to 21.8% in the prior-year quarter, when the Company also recognized a $0.6 million benefit associated with the completion of a tax audit.
For the nine months ended September 30, 2020 and 2019, the Company recognized income tax expense of $20.9 million and $25.4 million, respectively. The decrease in tax expense in the current year was largely due to lower pre-tax income levels, and the recognition of $2.3 million more excess tax benefits from stock compensation activity, compared to the prior-year period. The Company’s effective tax rate for the nine months ended September 30, 2020 was 23.0%, compared to 24.4% in the prior-year period.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted. The income tax provisions of the CARES Act had limited applicability to the Company and, therefore, did not have a material impact on the Company’s income tax expense for the three and nine months ended September 30, 2020. However, as permitted under the CARES Act, the Company elected to defer approximately $3.3 million of federal income tax payments, that would have otherwise been paid during the second quarter of 2020, to the third quarter of 2020.
NOTE 7 – PENSION AND OTHER POST-EMPLOYMENT PLANS
Defined Benefit Pension Plans
The following table summarizes the components of Net periodic pension (benefit) expense:

	U.S. Benefit Plan				Non-U.S. Benefit Plan
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019	2020	2019	2020	2019
Service cost	$—	$—	$—	$—	$—	$—	$0.1	$0.1
Interest cost	$1.5	1.7	4.3	5.1	0.2	0.3	0.7	1.0
Amortization of actuarial loss	0.8	0.8	2.4	2.0	0.2	0.2	0.4	0.5
Amortization of prior service cost	—	—	—	—	—	—	0.1	0.1
Expected return on plan assets	(2.3)	(2.1)	(6.9)	(6.5)	(0.5)	(0.5)	(1.4)	(1.5)
Net periodic pension (benefit) expense	$—	$0.4	(0.2)	0.6	$(0.1)	$—	(0.1)	0.2
The items that comprise Net periodic pension (benefit) expense, other than service cost, are included as a component of Other (income) expense, net on the Condensed Consolidated Statements of Operations.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
In the nine months ended September 30, 2020, the Company contributed $5.0 million to its U.S. defined benefit plan. The Company did not make any contributions to its U.S. defined benefit plan in 2019. In each of the nine months ended September 30, 2020 and 2019, the Company contributed $1.0 million to its non-U.S. defined benefit plan.
During the remainder of 2020, the Company expects to make additional contributions of up to $0.3 million to the non-U.S. benefit plan.
Multi-Employer Pension Plans
During the second quarter of 2020, the Company decided to withdraw from the Sheet Metal Workers’ National Pension Fund. In connection with the issuance of the Company’s intention to withdraw from the plan, the Company recorded an estimated liability of $2.4 million as a component of Other current liabilities on the Condensed Consolidated Balance Sheet as of September 30, 2020. The related expense was included as a component of Other (income) expense, net on the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2020.
NOTE 8 – COMMITMENTS AND CONTINGENCIES
Financial Commitments
The Company provides indemnifications and other guarantees in the ordinary course of business, the terms of which range in duration and often are not explicitly defined. Specifically, the Company is occasionally required to provide letters of credit and bid and performance bonds to various customers, principally to act as security for retention levels related to casualty insurance policies and to guarantee the performance of subsidiaries that engage in export and domestic transactions. At September 30, 2020, the Company had outstanding performance and financial standby letters of credit, as well as outstanding bid and performance bonds, aggregating to $28.1 million. If any such letters of credit or bonds are called, the Company would be obligated to reimburse the issuer of the letter of credit or bond. The Company believes the likelihood of any currently outstanding letter of credit or bond being called is remote.
The Company has transactions involving the sale of equipment to certain of its customers which include (i) guarantees to repurchase the equipment for a fixed price at a future date and (ii) guarantees to repurchase the equipment from the third-party lender in the event of default by the customer. As of September 30, 2020, the single year and maximum potential cash payments the Company could be required to make to repurchase equipment under these agreements were each $3.9 million. The Company’s risk under these repurchase arrangements would be partially mitigated by the value of the products repurchased as part of the transaction. Historical cash requirements and losses associated with these obligations have not been significant, but could increase if customer defaults exceed current expectations, including as a result of the current COVID-19 pandemic and its effect on the global economy.
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
The following table summarizes the changes in the Company’s warranty liabilities during the nine months ended September 30, 2020 and 2019:

(in millions)	2020	2019
Balance at January 1	$11.2	$9.8
Provisions to expense	5.2	4.9
Acquisitions	—	0.2
Payments	(6.3)	(4.8)
Balance at September 30	$10.1	$10.1

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
As of September 30, 2020 and December 31, 2019, an estimated liability was recorded within the Environmental Solutions Group in connection with a specific warranty matter. It is reasonably possible that the Company’s estimate may change in the future as more information becomes available; however, the ultimate resolution of this matter is not expected to have a material adverse effect on the Company’s results of operations, financial position or liquidity.
Liabilities of Discontinued Operations
The Company retains certain liabilities for operations discontinued in prior periods, primarily for environmental remediation and product liability. Included in liabilities of discontinued operations on the Condensed Consolidated Balance Sheets as of both September 30, 2020 and December 31, 2019, were reserves of $0.3 million related to environmental remediation at the Pearland, Texas facility previously used by the Company’s discontinued Pauluhn business, and $0.8 million related to estimated product liability obligations of the discontinued North American refuse truck body business.
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
On June 25, 2014, a unanimous three-judge panel of the First District Illinois Appellate Court issued its opinion reversing the class certification order of the trial court. Specifically, the Appellate Court determined that the trial court’s ruling failed to satisfy the class-action requirements that the common issues of the firefighters’ claims predominate over the individual issues and that there is an adequate representative for the class. During a status hearing on October 8, 2014, plaintiffs represented to the Court that they would again seek to certify a class of firefighters on the issue of whether the Company’s sirens were defective and unreasonably dangerous. On January 12, 2015, plaintiffs filed motions to amend their complaints to add class action allegations with respect to Chicago firefighter plaintiffs, as well as the approximately 1,800 firefighter plaintiffs from locations outside of Chicago. On March 11, 2015, the trial court granted plaintiffs’ motions to amend their complaints. On April 24, 2015, the cases were transferred to Cook County chancery court, which will decide all class certification issues. On March 23, 2018, plaintiffs filed a motion to certify as a class all firefighters from the Chicago Fire Department who have filed lawsuits in this matter. The parties have requested discovery from each other related to this motion. The Company intends to continue its objections to any attempt at certification. A settlement conference related to the Cook County cases occurred on October 20, 2020, which was not successful in resolving these cases. Another status hearing has been scheduled for November 19, 2020.
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
A second trial involving Pittsburgh firefighters began during January 2018. At the outset of this trial, plaintiffs’ attorneys requested that the Company consider settlement of various cases. This trial was continued to allow the parties to further discuss possible settlement. During March 2018, the parties agreed in principle on a framework (the “Settlement Framework”) to resolve hearing loss claims and cases in all jurisdictions involved in the hearing loss litigation except in Cook County and Lackawanna County, and excluding one case involving one firefighter in New York City. The firefighters excluded from the Settlement Framework are represented by different attorneys. The Company has agreed in principle to settle the cases in Lackawanna County and the case involving one firefighter in New York City for nominal amounts. Pursuant to the Settlement Framework, the Company would pay $700 to each firefighter who has filed a lawsuit and is eligible to be part of the settlement. The Company would pay $300 to each firefighter who has not yet filed a case and is eligible to be part of the settlement. To be eligible for settlement, among other things, firefighters must provide proof that they have high frequency noise-induced hearing loss. There are approximately 3,700 firefighters whose claims may be considered as part of this settlement, including approximately 1,320 firefighters who have ongoing filed lawsuits. This Settlement Framework was finalized in a global settlement agreement executed on November 4, 2019 (the “Framework Agreement”). Pursuant to the Framework Agreement, the parties are now in the process of determining how many of the approximately 3,700 firefighters will be eligible to participate in the settlement. In order to minimize the parties’ respective legal costs and expenses during this settlement process, on July 5, 2018, the parties entered into a tolling agreement (the “Tolling Agreement”). Pursuant to the Tolling Agreement, counsel for the settling firefighters agreed to dismiss the pending lawsuits in all jurisdictions except for the Allegheny County (Pittsburgh), Pennsylvania cases, and the Company agreed to a tolling of any statute of limitations applicable to the dismissed cases. The Tolling Agreement continued in place until the parties executed the Framework Agreement on November 4, 2019. After execution of the Framework Agreement, the Allegheny County (Pittsburgh) cases were dismissed. The Framework Agreement requires plaintiffs’ attorneys to withdraw from representing firefighters who elect not to participate in this settlement. As of September 30, 2020, the Company has recognized an estimated liability for the potential settlement amount under the Framework Agreement. While it is reasonably possible that the ultimate resolution of this matter may result in a loss in excess of the amount accrued, the incremental loss is not expected to be material.
During March 2014, an action also was brought in the Court of Common Pleas of Erie County, Pennsylvania on behalf of 61 firefighters. This case likewise involves various defendants in addition to the Company. After the Company filed pretrial motions, 33 Erie County firefighter plaintiffs voluntarily dismissed their claims. During August 2017, five cases involving 70 firefighter plaintiffs were filed in Lackawanna County, Pennsylvania. These cases involve firefighter plaintiffs who originally filed in Cook County and were dismissed pursuant to the Company’s forum nonconveniens motion. As of September 30, 2020, a total of 263 firefighters are involved in cases filed in Allegheny and Lackawanna counties in Pennsylvania.

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
NOTE 9 – EARNINGS PER SHARE
The Company computes earnings per share (“EPS”) in accordance with Accounting Standards Codification (“ASC”) 260, Earnings per Share, which requires that non-vested restricted stock containing non-forfeitable dividend rights should be treated as participating securities pursuant to the two-class method. Under the two-class method, net income is reduced by the amount of dividends declared in the period for common stock and participating securities. The remaining undistributed earnings are then allocated to common stock and participating securities as if all of the net income for the period had been distributed. The amounts of distributed and undistributed earnings allocated to participating securities for the three and nine months ended September 30, 2020 and 2019 were insignificant and did not materially impact the calculation of basic or diluted EPS.
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
For both the three and nine months ended September 30, 2020, options to purchase 0.5 million shares of the Company’s common stock, respectively, had an anti-dilutive effect on EPS, and accordingly, are excluded from the calculation of diluted EPS. For the three and nine months ended September 30, 2019, options to purchase 0.2 million and 0.5 million shares of the Company’s common stock, respectively, had an anti-dilutive effect on EPS, and accordingly, are excluded from the calculation of diluted EPS.
The following table reconciles Net income to basic and diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2020	2019	2020	2019
Net income	$25.3	$28.4	$70.1	$78.7
Weighted average shares outstanding – Basic	60.3	60.2	60.3	60.1
Dilutive effect of common stock equivalents	1.0	1.2	1.2	1.2
Weighted average shares outstanding – Diluted	61.3	61.4	61.5	61.3
Earnings per share:
Basic	$0.42	$0.47	$1.16	$1.31
Diluted	0.41	0.46	1.14	1.28
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
On July 27, 2020, the Board declared a quarterly cash dividend of $0.08 per common share. The dividend totaled $4.8 million and was distributed on September 4, 2020 to holders of record at the close of business on August 21, 2020.
During the three and nine months ended September 30, 2019, dividends of $4.9 million and $14.5 million were paid to stockholders.
On October 27, 2020, the Board declared a quarterly cash dividend of $0.08 per common share payable on December 1, 2020 to holders of record at the close of business on November 19, 2020.
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
During the three and nine months ended September 30, 2020, the Company repurchased 7,227 and 498,217 shares for a total of $0.2 million and $13.7 million, respectively, under the stock repurchase program.
During the nine months ended September 30, 2019, the Company repurchased 48,409 shares for a total of $1.0 million under the stock repurchase program.
Accumulated Other Comprehensive Loss
The following tables summarize the changes in each component of Accumulated other comprehensive loss, net of tax in the three months ended September 30, 2020 and 2019:

(in millions) (a)	Actuarial Losses	Prior Service Costs	Foreign Currency Translation	Unrealized Gain (Loss) on Interest Rate Swaps	Total
Balance at July 1, 2020	$(77.8)	$(2.3)	$(12.0)	$(2.6)	$(94.7)
Other comprehensive (loss) income before reclassifications	(0.4)	—	4.4	—	4.0
Amounts reclassified from accumulated other comprehensive loss	0.7	—	—	0.1	0.8
Net current-period other comprehensive income	0.3	—	4.4	0.1	4.8
Balance at September 30, 2020	$(77.5)	$(2.3)	$(7.6)	$(2.5)	$(89.9)

(in millions) (a)	Actuarial Losses	Prior Service Costs	Foreign Currency Translation	Unrealized Gain (Loss) on Interest Rate Swaps	Total
Balance at July 1, 2019	$(86.0)	$(2.4)	$(8.1)	$0.3	$(96.2)
Other comprehensive income (loss) before reclassifications	0.5	—	(3.8)	0.1	(3.2)
Amounts reclassified from accumulated other comprehensive loss	0.8	—	—	(0.2)	0.6
Net current-period other comprehensive income (loss)	1.3	—	(3.8)	(0.1)	(2.6)
Balance at September 30, 2019	$(84.7)	$(2.4)	$(11.9)	$0.2	$(98.8)
The following tables summarize the changes in each component of Accumulated other comprehensive loss, net of tax in the nine months ended September 30, 2020 and 2019:

(in millions) (a)	Actuarial Losses	Prior Service Costs	Foreign Currency Translation	Unrealized Gain (Loss) on Interest Rate Swaps	Total
Balance at January 1, 2020	$(80.4)	$(2.4)	$(7.1)	$0.8	$(89.1)
Other comprehensive income (loss) before reclassifications	0.8	—	(0.5)	(3.4)	(3.1)
Amounts reclassified from accumulated other comprehensive loss	2.1	0.1	—	0.1	2.3
Net current-period other comprehensive income (loss)	2.9	0.1	(0.5)	(3.3)	(0.8)
Balance at September 30, 2020	$(77.5)	$(2.3)	$(7.6)	$(2.5)	$(89.9)

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

(in millions) (a)	Actuarial Losses	Prior Service Costs	Foreign Currency Translation	Unrealized Gain (Loss) on Interest Rate Swaps	Total
Balance at January 1, 2019	$(87.4)	$(2.5)	$(8.9)	$1.5	$(97.3)
Other comprehensive income (loss) before reclassifications	0.7	—	(3.0)	(0.6)	(2.9)
Amounts reclassified from accumulated other comprehensive loss	2.0	0.1	—	(0.7)	1.4
Net current-period other comprehensive income (loss)	2.7	0.1	(3.0)	(1.3)	(1.5)
Balance at September 30, 2019	$(84.7)	$(2.4)	$(11.9)	$0.2	$(98.8)
(a)    Amounts in parentheses indicate losses.
The following table summarizes the amounts reclassified from Accumulated other comprehensive loss, net of tax, in the three months ended September 30, 2020 and 2019 and the affected line item in the Condensed Consolidated Statements of Operations:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in Condensed Consolidated Statements of Operations
	2020	2019
(in millions) (a)
Amortization of actuarial losses of defined benefit pension plans	$(1.0)	$(1.0)	Other (income) expense, net
Amortization of prior service costs of defined benefit pension plans	—	—	Other (income) expense, net
Interest rate swaps	(0.2)	0.2	Interest expense
Total before tax	(1.2)	(0.8)
Income tax benefit	0.4	0.2	Income tax expense
Total reclassifications for the period, net of tax	$(0.8)	$(0.6)
(a)    Amounts in parentheses indicate losses.
The following table summarizes the amounts reclassified from Accumulated other comprehensive loss, net of tax, in the nine months ended September 30, 2020 and 2019 and the affected line item in the Condensed Consolidated Statements of Operations:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in Condensed Consolidated Statements of Operations
	2020	2019
(in millions) (a)
Amortization of actuarial losses of defined benefit pension plans	$(2.8)	$(2.5)	Other (income) expense, net
Amortization of prior service costs of defined benefit pension plans	(0.1)	(0.1)	Other (income) expense, net
Interest rate swaps	(0.2)	0.9	Interest expense
Total before tax	(3.1)	(1.7)
Income tax benefit	0.8	0.3	Income tax expense
Total reclassifications for the period, net of tax	$(2.3)	$(1.4)
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
The following tables summarize the Company’s operations by segment, including Net sales, Operating income (loss), and Total assets:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Net sales:
Environmental Solutions	$231.0	$254.0	$678.2	$740.7
Safety and Security Systems	48.8	54.8	157.8	166.2
Total net sales	$279.8	$308.8	$836.0	$906.9
Operating income (loss):
Environmental Solutions	$33.0	$35.9	$91.0	$106.4
Safety and Security Systems	7.4	8.6	25.2	26.8
Corporate and eliminations	(6.4)	(5.9)	(18.6)	(22.5)
Total operating income	34.0	38.6	97.6	110.7
Interest expense	1.2	2.1	4.5	6.1
Other (income) expense, net	(0.1)	0.2	2.1	0.5
Income before income taxes	$32.9	$36.3	$91.0	$104.1

(in millions)	As of September 30, 2020	As of December 31, 2019
Total assets:
Environmental Solutions	$940.9	$908.1
Safety and Security Systems	226.5	222.6
Corporate and eliminations	57.0	34.5
Total assets of continuing operations	1,224.4	1,165.2
Total assets of discontinued operations	0.3	0.3
Total assets	$1,224.7	$1,165.5
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
The Company uses an income approach to value the contingent consideration obligation based on the present value of risk-adjusted future cash flows under either a scenario-based or option-pricing method, as appropriate. Due to the lack of relevant observable market data over fair value inputs, such as prospective financial information or probabilities of future events as of September 30, 2020, the Company has classified the contingent consideration liability within Level 3 of the fair value hierarchy outlined in ASC 820, Fair Value Measurements.
The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2020:

	Fair Value Measurement at Reporting Date Using
(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$34.4	$—	$—	$34.4
Liabilities:
Contingent consideration	—	—	4.4	4.4
Interest rate swap	—	3.4	—	3.4

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
The following table provides a roll-forward of the fair value of recurring Level 3 fair value measurements in the three months ended September 30, 2020 and 2019:

(in millions)	2020	2019 (a) (b)
Contingent consideration liability, at July 1	$4.4	$7.6
Issuance of contingent consideration in connection with acquisitions	—	7.9
Settlements of contingent consideration liabilities	—	(7.6)
Foreign currency translation	—	—
Total losses included in earnings	0.0	0.1
Contingent consideration liability, at September 30	$4.4	$8.0

The following table provides a roll-forward of the fair value of recurring Level 3 fair value measurements in the nine months ended September 30, 2020 and 2019:

(in millions)	2020	2019 (a) (b)
Contingent consideration liability, at January 1	$4.3	$6.7
Issuance of contingent consideration in connection with acquisitions	—	7.9
Settlements of contingent consideration liabilities	—	(7.6)
Foreign currency translation	—	0.3
Total losses included in earnings	0.1	0.7
Contingent consideration liability, at September 30	$4.4	$8.0
(a)    Activity in the three and nine months ended September 30, 2019 includes a contingent obligation to provide additional consideration to the former owners of Joe Johnson Equipment, Inc. and Joe Johnson Equipment (USA), Inc. based on the achievement of specified financial results over the three-year period following the closing of the acquisition. During the third quarter of 2019, the Company paid $7.6 million to settle this contingent consideration liability.
(b)    The $7.9 million of contingent consideration that was issued in connection with acquisitions during the three and nine months ended September 30, 2019 represented the Company’s preliminary estimate of the fair value of the contingent consideration issued in connection with the acquisition of MRL. Upon finalizing the Company’s purchase price allocation during the fourth quarter of 2019, the estimated fair value of the contingent consideration was determined to be $4.1 million.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide information that is supplemental to, and should be read together with, the condensed consolidated financial statements and the accompanying notes contained in this Form 10-Q, as well as Federal Signal Corporation’s Annual Report on Form 10-K for the year ended December 31, 2019. References herein to the “Company,” “we,” “our,” or “us” refer collectively to Federal Signal Corporation and its subsidiaries. Information in MD&A is intended to assist the reader in obtaining an understanding of (i) the condensed consolidated financial statements, (ii) the Company’s business segments and how the results of those segments impact the Company’s results of operations and financial condition as a whole and (iii) how certain accounting principles affect the Company’s condensed consolidated financial statements. The Company’s results for interim periods should not be regarded as necessarily indicative of results that may be expected for the entire year, which may differ materially due to, among other things, the risk factors described under Part I, Item 1A, Risk Factors, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on February 27, 2020, and as updated in Part II, Item 1A, Risk Factors, of the Company’s Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2020 and June 30, 2020, which were filed with the SEC on April 29, 2020 and July 29, 2020, respectively, and in this Form 10-Q.
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
As a result of the combination of these factors and the enactment of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), we experienced a decrease in labor availability at several of our facilities during the second quarter. While labor availability improved during the third quarter, we continued to experience labor-related disruptions, including several COVID-19-related quarantine absences. As we had anticipated, this resulted in a variety of challenges in running our operations efficiently, and we adjusted our production schedules, accordingly. We saw similar issues within our supply chain, with certain suppliers temporarily shut down. Our procurement teams have worked diligently with our key suppliers to effectively secure safety stock and manage inventory levels and, in some circumstances, have identified alternate suppliers and in-sourcing opportunities in order to mitigate the impact of supply-chain disruptions on production.

The government-mandated stay-at-home orders and travel and visitor restrictions significantly impacted the Company’s sales and marketing activities during the second quarter, with limited ability to attend trade shows and conduct equipment demonstrations and in-person sales meetings. In addition, certain customers were unable to take delivery of equipment given travel restrictions and the limited personnel that they had available. These factors significantly impacted order intake and operating results during the second quarter. However, as the second quarter progressed, many of the government-mandated restrictions that were imposed in states across the U.S. started to ease, albeit at different times, and at different levels. With business-related travel steadily increasing during the third quarter, our sales teams have been able to increase the amount of equipment demonstrations. That has helped contribute to sequential order improvement, with our third quarter orders up $64.5 million, or 32%, compared to the second quarter.
The timing of production and realization of our backlog, which totaled $319.7 million as of September 30, 2020, may be delayed or otherwise negatively impacted by our ability to continue to run our operations as an essential business during the COVID-19 pandemic and/or to return to our normal production capacity, faced with the ongoing potential for adverse impacts associated with decreased labor availability, the temporary suspension of production activity mandated or otherwise made necessary by governmental authorities, weakened demand, supply chain disruptions, or other production delays. Such factors have adversely affected the comparability of our operating and financial results for the three and nine months ended September 30, 2020 with the corresponding periods of the prior year, and may continue to impact comparability in subsequent quarters. We are responding accordingly, taking steps to manage through these challenging times, including implementing measures to reduce costs and manage our capital prudently. At the same time, we are maintaining our focus on our eighty-twenty improvement initiatives.
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
We are continuing to approach the uncertainty and challenges with resolve and from a position of strength given our current financial position. As of September 30, 2020, we had $66.2 million of cash and cash equivalents and $250.6 million of availability for borrowings under our five-year revolving credit facility, which we executed in July 2019.
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
Operating Results
Net sales decreased by $29.0 million, or 9%, in the three months ended September 30, 2020 as compared to the prior-year quarter. Our Environmental Solutions Group reported a net sales decrease of $23.0 million, or 9%, primarily due to decreases in shipments of industrial vacuum loaders, road-marking and line-removal equipment, street sweepers, dump truck bodies, and waterblasting equipment of $10.4 million, $6.1 million, $5.1 million, $2.9 million, and $2.3 million, respectively, partially offset by a $4.1 million increase in shipments of sewer cleaners. Within our Safety and Security Systems Group, net sales decreased by $6.0 million, or 11%, primarily due to lower sales of industrial signaling equipment and public safety equipment.
For the nine months ended September 30, 2020, net sales decreased by $70.9 million, or 8%, as compared to the corresponding period of the prior year. Within our Environmental Solutions Group, net sales decreased by $62.5 million, or 8%, largely due to decreases in shipments of safe-digging trucks, industrial vacuum loaders, street sweepers, sewer cleaners, waterblasting equipment, trailers, and dump truck bodies of $18.2 million, $13.8 million, $10.7 million, $8.1 million, $7.7 million, $4.4 million, and $3.8 million, respectively, and an unfavorable foreign currency translation impact of $1.9 million. In addition, aftermarket revenues decreased by $4.4 million. Partially offsetting these reductions was a $15.1 million increase in shipments of road-marking and line-removal equipment, associated with the acquisition of Mark Rite Lines Equipment Company, Inc. (“MRL”), which was completed in the third quarter of 2019. In our Safety and Security Systems Group, net sales decreased by $8.4 million, or 5%, primarily due to lower domestic sales of industrial signaling equipment and public safety equipment, partially offset by higher international sales of public safety equipment.

Operating income decreased by $4.6 million, or 12%, to $34.0 million in the three months ended September 30, 2020 as compared to the prior-year quarter, primarily driven by reductions of $2.9 million and $1.2 million within our Environmental Solutions Group and our Safety and Security Systems Group, respectively, and a $0.5 million increase in Corporate expenses. Consolidated operating margin for the three months ended September 30, 2020 was 12.2%, compared to 12.5% in the prior-year quarter.
For the nine months ended September 30, 2020, operating income decreased by $13.1 million, or 12%, as compared to the corresponding period of the prior year, primarily driven by reductions of $15.4 million and $1.6 million within our Environmental Solutions Group and our Safety and Security Systems Group, respectively, partially offset by a $3.9 million decrease in Corporate expenses. Consolidated operating margin for the nine months ended September 30, 2020 was 11.7%, compared to 12.2% in the prior-year period.
Income before income taxes for the three months ended September 30, 2020 decreased by $3.4 million, or 9%, compared to the prior-year quarter. The decrease resulted from the reduced operating income, partially offset by a $0.3 million increase in other income and a $0.9 million reduction in interest expense.
For the nine months ended September 30, 2020, income before income taxes decreased by $13.1 million, or 13%, compared to the prior-year period. The decrease resulted from the reduced operating income and a $1.6 million increase in other expense, partially offset by a $1.6 million reduction in interest expense.
Net income for the three months ended September 30, 2020 decreased by $3.1 million compared to the prior-year period, largely due to the aforementioned decrease in income before income taxes, partially offset by a $0.3 million reduction in income tax expense.
For the nine months ended September 30, 2020, net income decreased by $8.6 million compared to the corresponding period of the prior year, largely due to the aforementioned decrease in income before income taxes, partially offset by a $4.5 million reduction in income tax expense. The decrease in income tax expense was largely due to lower pre-tax income levels, and the recognition of $2.3 million more excess tax benefits from stock compensation activity, compared to the prior-year period. The effective tax rate for the three and nine months ended September 30, 2020 was 23.1% and 23.0%, respectively. We currently expect our full-year effective tax rate to be approximately 24%.
Total orders for the three and nine months ended September 30, 2020, were $265.8 million and $771.0 million, respectively, compared to $328.8 million and $935.8 million, respectively, in the corresponding periods of the prior year. Orders in each of the prior-year periods included $26.7 million of backlog acquired in connection with the MRL transaction.
Our consolidated backlog at September 30, 2020 was $319.7 million, a decrease of $47.2 million, or 13%, compared to the end of the prior-year quarter.

Results of Operations
The following table summarizes our Condensed Consolidated Statements of Operations and illustrates the key financial indicators used to assess our consolidated financial results:

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in millions, except per share data)	2020	2019	Change	2020	2019	Change
Net sales	$279.8	$308.8	$(29.0)	$836.0	$906.9	$(70.9)
Cost of sales	207.2	226.8	(19.6)	618.3	665.6	(47.3)
Gross profit	72.6	82.0	(9.4)	217.7	241.3	(23.6)
Selling, engineering, general and administrative expenses	38.4	43.0	(4.6)	118.0	128.7	(10.7)
Acquisition and integration-related expenses	0.2	0.4	(0.2)	0.8	1.9	(1.1)
Restructuring	—	—	—	1.3	—	1.3
Operating income	34.0	38.6	(4.6)	97.6	110.7	(13.1)
Interest expense	1.2	2.1	(0.9)	4.5	6.1	(1.6)
Other (income) expense, net	(0.1)	0.2	(0.3)	2.1	0.5	1.6
Income before income taxes	32.9	36.3	(3.4)	91.0	104.1	(13.1)
Income tax expense	7.6	7.9	(0.3)	20.9	25.4	(4.5)
Net income	$25.3	$28.4	$(3.1)	$70.1	$78.7	$(8.6)
Operating data:
Operating margin	12.2%	12.5%	(0.3)%	11.7%	12.2%	(0.5)%
Diluted earnings per share	$0.41	$0.46	$(0.05)	$1.14	$1.28	$(0.14)
Total orders	265.8	328.8	(63.0)	771.0	935.8	(164.8)
Backlog	319.7	366.9	(47.2)	319.7	366.9	(47.2)
Depreciation and amortization	11.2	10.8	0.4	33.1	30.1	3.0
Net sales
Net sales decreased by $29.0 million, or 9%, in the three months ended September 30, 2020 as compared to the prior-year quarter. The Environmental Solutions Group reported a net sales decrease of $23.0 million, or 9%, primarily due to decreases in shipments of industrial vacuum loaders, road-marking and line-removal equipment, street sweepers, dump truck bodies, and waterblasting equipment of $10.4 million, $6.1 million, $5.1 million, $2.9 million, and $2.3 million, respectively, partially offset by a $4.1 million increase in shipments of sewer cleaners. Within the Safety and Security Systems Group, net sales decreased by $6.0 million, or 11%, primarily due to lower sales of industrial signaling equipment and public safety equipment.
For the nine months ended September 30, 2020, net sales decreased by $70.9 million, or 8%, as compared to the corresponding period of the prior year. Within the Environmental Solutions Group, net sales decreased by $62.5 million, or 8%, largely due to decreases in shipments of safe-digging trucks, industrial vacuum loaders, street sweepers, sewer cleaners, waterblasting equipment, trailers, and dump truck bodies of $18.2 million, $13.8 million, $10.7 million, $8.1 million, $7.7 million, $4.4 million, and $3.8 million, respectively, and an unfavorable foreign currency translation impact of $1.9 million. In addition, aftermarket revenues decreased by $4.4 million. Partially offsetting these reductions was a $15.1 million increase in shipments of road-marking and line-removal equipment. In the Safety and Security Systems Group, net sales decreased by $8.4 million, or 5%, primarily due to lower domestic sales of industrial signaling equipment and public safety equipment, partially offset by higher international sales of public safety equipment.
Cost of sales
Cost of sales decreased by $19.6 million, or 9%, for the three months ended September 30, 2020 compared to the prior-year quarter, largely due to a decrease of $17.6 million, or 9%, within the Environmental Solutions Group, primarily attributable to lower sales volumes. Within the Safety and Security Systems Group, cost of sales decreased by $2.0 million, or 6%, primarily related to lower sales volumes.
For the nine months ended September 30, 2020, cost of sales decreased by $47.3 million, or 7%, largely due to an decrease of $44.8 million, or 8%, within the Environmental Solutions Group, primarily attributable to lower sales volumes and a favorable foreign currency translation impact of $1.8 million, partially offset by the recognition of additional cost of sales from the MRL acquisition. Within the Safety and Security Systems Group, cost of sales decreased by $2.5 million, or 2%, for the nine months ended September 30, 2020, primarily related to lower sales volumes and a favorable foreign currency translation impact of $0.4 million.
Gross profit
Gross profit decreased by $9.4 million, or 11%, for the three months ended September 30, 2020, compared to the prior-year quarter, primarily due to reductions of $5.4 million and $4.0 million within the Environmental Solutions Group and the Safety and Security Systems Group, respectively. Gross margin for the three months ended September 30, 2020 was 25.9%, compared to 26.6% in the prior-year quarter, primarily due to the impact of lower sales volumes and unfavorable sales mix within the Safety and Security Systems Group.
For the nine months ended September 30, 2020, gross profit decreased by $23.6 million, or 10%, primarily due to reductions of $17.7 million and $5.9 million within the Environmental Solutions Group and the Safety and Security Systems Group, respectively. Gross margin for the nine months ended September 30, 2020 was 26.0%, compared to 26.6% in the prior-year period, primarily driven by reductions within the Safety and Security Group and Environmental Solutions Group of 170 basis points and 40 basis points, respectively.
Selling, engineering, general and administrative expenses
SEG&A expenses for the three months ended September 30, 2020 decreased by $4.6 million, or 11%, primarily due to reductions in SEG&A expenses within the Safety and Security Systems Group and the Environmental Solutions Group of $2.8 million and $2.5 million, respectively, partially offset by a $0.7 million increase in Corporate SEG&A expenses. As a percentage of net sales, SEG&A expenses were 13.7% in the current-year quarter, down from 13.9% in the prior-year quarter.
For the nine months ended September 30, 2020, SEG&A expenses decreased by $10.7 million, or 8%, primarily due to reductions in SEG&A expenses within the Safety and Security Systems Group, Corporate, and the Environmental Solutions Group of $4.6 million, $3.9 million, and $2.2 million, respectively. Such reductions were due, in part, to cost-saving actions implemented in response to the COVID-19 pandemic. As a percentage of net sales, SEG&A expenses were 14.1% in the current-year period, down from 14.2% in the prior-year period.
Operating income
Operating income decreased by $4.6 million, or 12%, to $34.0 million in the three months ended September 30, 2020 as compared to the prior-year quarter, primarily driven by reductions of $2.9 million and $1.2 million within the Environmental Solutions Group and the Safety and Security Systems Group, respectively, and a $0.5 million increase in Corporate expenses. Consolidated operating margin for the three months ended September 30, 2020 was 12.2%, compared to 12.5% in the prior-year quarter.
For the nine months ended September 30, 2020, operating income decreased by $13.1 million, or 12%, as compared to the corresponding period of the prior year, primarily driven by reductions of $15.4 million and $1.6 million within the Environmental Solutions Group and the Safety and Security Systems Group, respectively, partially offset by a $3.9 million decrease in Corporate expenses. Consolidated operating margin for the nine months ended September 30, 2020 was 11.7%, compared to 12.2% in the prior-year period.
Interest expense
Interest expense for the three and nine months ended September 30, 2020 decreased by $0.9 million and $1.6 million, respectively, in comparison to the corresponding periods in the prior year. The reductions in both periods were largely due to lower interest rates when compared to the prior-year periods.
Other (income) expense, net
For the three months ended September 30, 2020, other income of $0.1 million was realized, whereas in the prior-year quarter, other expense of $0.2 million was recognized.
For the nine months ended September 30, 2020, other expense totaled $2.1 million, compared to $0.5 million in the prior-year period, with the increase largely due to the recognition of a $2.5 million charge associated with the withdrawal from a multi-employer pension plan.

Income tax expense
The Company recognized income tax expense of $7.6 million and $7.9 million for the three months ended September 30, 2020 and 2019, respectively. The decrease in tax expense in the current-year quarter was largely due to lower pre-tax income levels, and the recognition of $0.7 million more excess tax benefits from stock compensation activity, compared to the prior-year quarter. The Company’s effective tax rate for the three months ended September 30, 2020 was 23.1%, compared to 21.8% in the prior-year quarter, when the Company also recognized a $0.6 million benefit associated with the completion of a tax audit.
For the nine months ended September 30, 2020 and 2019, the Company recognized income tax expense of $20.9 million and $25.4 million, respectively. The decrease in tax expense in the current year was largely due to lower pre-tax income levels, and the recognition of $2.3 million more excess tax benefits from stock compensation activity, compared to the prior-year period. The Company’s effective tax rate for the nine months ended September 30, 2020 was 23.0%, compared to 24.4% in the prior-year period.
Net income
Net income for the three months ended September 30, 2020 decreased by $3.1 million compared to the prior-year period, largely due to the aforementioned reduction in operating income, partially offset by the $0.9 million reduction in interest expense, the $0.3 million increase in other income, and the $0.3 million decrease in income tax expense.
For the nine months ended September 30, 2020, net income decreased by $8.6 million compared to the corresponding period of the prior year, largely due to the aforementioned reduction in operating income and the $1.6 million increase in other expense, partially offset by the $1.6 million reduction in interest expense, and the $4.5 million decrease in income tax expense.
Environmental Solutions
The following table summarizes the Environmental Solutions Group’s operating results as of and for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in millions)	2020	2019	Change	2020	2019	Change
Net sales	$231.0	$254.0	$(23.0)	$678.2	$740.7	$(62.5)
Operating income	33.0	35.9	(2.9)	91.0	106.4	(15.4)
Operating data:
Operating margin	14.3%	14.1%	0.2%	13.4%	14.4%	(1.0)%
Total orders	$220.0	$270.2	$(50.2)	$615.2	$767.1	$(151.9)
Backlog	292.6	337.8	(45.2)	292.6	337.8	(45.2)
Depreciation and amortization	10.4	10.0	0.4	30.6	27.5	3.1
Three months ended September 30, 2020 vs. three months ended September 30, 2019
Total orders in the three months ended September 30, 2020 decreased by $50.2 million, or 19%, in comparison to the prior-year quarter, which included $26.7 million of backlog acquired in connection with the MRL transaction. U.S. orders decreased by $66.3 million, or 30%, primarily due to reductions in orders for street sweepers, road-marking equipment, sewer cleaners, and safe-digging trucks of $20.6 million, $17.1 million, $14.9 million, and $9.4 million, respectively. In addition, aftermarket demand decreased by $10.8 million. Partially offsetting these reductions were increases in orders for trailers and dump truck bodies of $7.1 million and $2.7 million, respectively. Non-U.S. orders increased by $16.1 million, or 35%, primarily due to an $18.6 million increase in orders for refuse trucks and a $3.6 million improvement in aftermarket demand, partially offset by decreases in orders for street sweepers and sewer cleaners of $3.4 million and $2.3 million, respectively.
Net sales decreased by $23.0 million, or 9%, for the three months ended September 30, 2020. U.S. sales decreased by $29.6 million, or 14%, largely due to decreases in shipments of industrial vacuum loaders, road-marking equipment, street sweepers, dump truck bodies, and waterblasting equipment of $10.4 million, $6.1 million, $4.0 million, $3.0 million and $2.3 million, respectively. In addition, aftermarket revenues decreased by $5.8 million. Partially offsetting these reductions was a $3.1 million increase in shipments of sewer cleaners. Non-U.S. sales increased by $6.6 million, or 18%, primarily due to a $6.3 million increase in aftermarket demand, largely attributable to higher used equipment sales.
Cost of sales decreased by $17.6 million, or 9%, for the three months ended September 30, 2020, primarily due to lower sales volumes. Gross margin for the three months ended September 30, 2020 was 23.7%, unchanged from the prior-year quarter.

SEG&A expenses decreased by $2.5 million for the three months ended September 30, 2020, primarily due to the effects of cost-saving actions implemented in response to the COVID-19 pandemic, which included reductions in travel and entertainment expenses, and marketing expenses. As a percentage of net sales, SEG&A expenses were 9.4% in the current-year quarter, compared to 9.5% in the prior-year quarter.
Operating income for the three months ended September 30, 2020 decreased by $2.9 million, largely due to a $5.4 million reduction in gross profit, partially offset by the $2.5 million reduction in SEG&A expenses.
Nine months ended September 30, 2020 vs. nine months ended September 30, 2019
Total orders decreased by $151.9 million, or 20%, for the nine months ended September 30, 2020. U.S. orders decreased by $140.7 million, or 23%, primarily due to reductions in orders for safe-digging trucks, sewer cleaners, street sweepers, industrial vacuum loaders and dump truck bodies of $45.2 million, $40.9 million, $25.1 million, $22.5 million, and $7.6 million, respectively. In addition, aftermarket demand decreased by $8.7 million. Partially offsetting these reductions was a $12.3 million increase in orders for trailers. Non-U.S. orders decreased by $11.2 million, or 7%, primarily due to decreases in orders for safe-digging trucks, sewer cleaners, street sweepers, snow-removal equipment, and waterblasting equipment of $7.3 million, $6.9 million, $4.2 million, $2.0 million, and $1.9 million, respectively, and an unfavorable foreign currency translation impact of $1.7 million. In addition, aftermarket demand decreased by $2.4 million. Partially offsetting these reductions was a $15.2 million increase in orders for refuse equipment.
Net sales decreased by $62.5 million, or 8%, for the nine months ended September 30, 2020. U.S. sales decreased by $44.4 million, or 7%, largely due to decreases in shipments of industrial vacuum loaders, street sweepers, safe-digging trucks, waterblasting equipment, dump truck bodies, and trailers of $13.8 million, $11.4 million, $9.8 million, $5.9 million, $4.4 million, and $4.4 million, respectively. In addition, aftermarket revenues decreased by $4.7 million. Partially offsetting these reductions was a $14.0 million increase in shipments of road-marking and line-removal equipment. Non-U.S. sales decreased by $18.1 million, or 13%, primarily due to decreases in sales of safe-digging trucks and sewer cleaners of $8.4 million and $5.7 million, respectively, and an unfavorable foreign currency translation impact of $1.9 million.
Cost of sales decreased by $44.8 million, or 8%, for the nine months ended September 30, 2020, primarily attributable to lower sales volumes and a favorable foreign currency translation impact of $1.8 million, partially offset by the recognition of additional cost of sales from the MRL acquisition. Gross margin for the nine months ended September 30, 2020 was 23.3%, compared to 23.7% in the prior-year period, with the decrease primarily attributable to a reduction in operating leverage with lower sales volumes.
SEG&A expenses decreased by $2.2 million for the nine months ended September 30, 2020, primarily due to cost saving actions implemented in response to the COVID-19 pandemic, partially offset by the addition of expenses of businesses acquired in the prior year and a $0.8 million increase in amortization expense. As a percentage of net sales, SEG&A expenses were 9.8% in the current-year period, compared to 9.2% in the prior-year period.
Operating income for the nine months ended September 30, 2020 decreased by $15.4 million, largely due to a $17.7 million reduction in gross profit and the recognition of $0.7 million of restructuring charges, partially offset by the $2.2 million reduction in SEG&A expenses and an $0.8 million decrease in acquisition-related expenses.
Backlog was $292.6 million at September 30, 2020, compared to $337.8 million at September 30, 2019.

Safety and Security Systems
The following table summarizes the Safety and Security Systems Group’s operating results as of and for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in millions)	2020	2019	Change	2020	2019	Change
Net sales	$48.8	$54.8	$(6.0)	$157.8	$166.2	$(8.4)
Operating income	7.4	8.6	(1.2)	25.2	26.8	(1.6)
Operating data:
Operating margin	15.2%	15.7%	(0.5)%	16.0%	16.1%	(0.1)%
Total orders	$45.8	$58.6	$(12.8)	$155.8	$168.7	$(12.9)
Backlog	27.1	29.1	(2.0)	27.1	29.1	(2.0)
Depreciation and amortization	0.8	0.8	—	2.5	2.5	—
Three months ended September 30, 2020 vs. three months ended September 30, 2019
Total orders for the three months ended September 30, 2020 decreased by $12.8 million, or 22%, compared with the prior-year quarter. U.S. orders decreased by $7.9 million, primarily due to reductions in orders for public safety equipment, warning systems and industrial signaling equipment of $3.7 million, $2.3 million and $1.9 million, respectively. Non-U.S. orders decreased by $4.9 million, largely due to reductions in orders for public safety equipment, industrial signaling equipment and warning systems of $3.7 million, $0.8 million, and $0.6 million, respectively.
Net sales decreased by $6.0 million, or 11%, for the three months ended September 30, 2020. U.S. sales decreased by $3.8 million, primarily driven by reductions in sales of industrial signaling equipment and public safety equipment of $2.2 million and $2.0 million, respectively, partially offset by a $0.4 million increase in sales of warning systems. Non-U.S. sales decreased by $2.2 million, largely due to reductions in sales of industrial signaling equipment and warning systems of $1.1 million and $0.9 million.
Cost of sales decreased by $2.0 million, or 6%, for the three months ended September 30, 2020, primarily related to lower sales volumes. Gross margin for the three months ended September 30, 2020 was 36.7%, compared to 40.0% in the prior-year quarter, with the decrease primarily attributable to unfavorable sales mix.
SEG&A expenses for the three months ended September 30, 2020 decreased by $2.8 million, or 21%, in comparison to the prior-year quarter, primarily as a result of cost-saving actions implemented in response to the COVID-19 pandemic. As a percentage of net sales, SEG&A expenses decreased from 24.3% in the prior-year quarter, to 21.5% in the current-year quarter.
Operating income decreased by $1.2 million, or 14%, for the three months ended September 30, 2020, primarily due to the $4.0 million reduction in gross profit, partially offset by the $2.8 million reduction in SEG&A expenses.
Nine months ended September 30, 2020 vs. nine months ended September 30, 2019
Total orders decreased by $12.9 million, or 8%, for the nine months ended September 30, 2020. U.S. orders decreased by $10.0 million, primarily due to reductions in orders for industrial signaling equipment and public safety equipment of $6.0 million and $5.2 million, respectively, partially offset by a $1.2 million improvement in orders for warning systems. Non-U.S. orders decreased by $2.9 million, primarily due to reductions in orders for industrial signaling equipment and warning systems of $1.4 million and $1.0 million, respectively, and an unfavorable foreign currency translation impact of $0.8 million. These reductions were partially offset by a $0.3 million improvement in orders for public safety equipment.
Net sales decreased by $8.4 million, or 5%, for the nine months ended September 30, 2020. U.S. sales decreased by $10.3 million, primarily driven by reductions in sales of public safety equipment and industrial signaling equipment of $6.1 million and $5.5 million, respectively, partially offset by a $1.3 million increase in sales of warning systems. Non-U.S. sales increased by $1.9 million, largely due to a $5.3 million increase in sales of public safety equipment, partially offset by reductions in sales of warning systems and industrial signaling equipment of $1.7 million and $1.1 million, respectively, and an unfavorable foreign currency translation impact of $0.6 million.
Cost of sales decreased by $2.5 million, or 2%, for the nine months ended September 30, 2020, primarily related to lower sales volumes and a favorable foreign currency translation impact of $0.4 million. Gross margin for the nine months ended September 30, 2020 was 37.7%, compared to 39.4% in the prior-year period, with the decrease primarily attributable to unfavorable sales mix.

SEG&A expenses for the nine months ended September 30, 2020 decreased by $4.6 million, or 12%, in comparison to the prior-year period, primarily as a result of cost-saving actions implemented in response to the COVID-19 pandemic. As a percentage of net sales, SEG&A expenses decreased from 23.2% in the prior-year period, to 21.5% in the current-year period.
Operating income decreased by $1.6 million, or 6%, for the nine months ended September 30, 2020. The decrease was primarily attributable to the $5.9 million reduction in gross profit and restructuring charges of $0.3 million, partially offset by the $4.6 million reduction in SEG&A expenses.
Backlog was $27.1 million at September 30, 2020, compared to $29.1 million at September 30, 2019.
Corporate Expenses
Corporate operating expenses for the three months ended September 30, 2020 were $6.4 million, up from $5.9 million in the prior-year quarter, with the increase primarily due to higher post-employment expenses.
Corporate operating expenses for the nine months ended September 30, 2020 were $18.6 million, down from $22.5 million in the prior-year quarter. The $3.9 million decrease was primarily due to reductions in post-employment expenses, incentive-based compensation costs and employee costs, including the effects of cost-saving actions implemented in response to the COVID-19 pandemic.
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
Financial Condition, Liquidity and Capital Resources
The Company uses its cash flow from operations to fund growth and to make capital investments that sustain its operations, reduce costs, or both. Beyond these uses, remaining cash is used to pay down debt, repurchase shares, fund dividend payments and make pension contributions. The Company may also choose to invest in the acquisition of businesses. In the absence of significant unanticipated cash demands, we believe that the Company’s existing cash balances, cash flow from operations and borrowings available under the 2019 Credit Agreement will provide funds sufficient for these purposes. As of September 30, 2020, there was $238.2 million of cash drawn and $11.2 million of undrawn letters of credit under the 2019 Credit Agreement, with $250.6 million of availability for borrowings. However, as described in Part II, Item 1A, Risk Factors, the current COVID-19 pandemic may materially adversely affect the Company’s business, financial condition and operating results, including its cash flows. The net cash flows associated with the Company’s rental equipment transactions are included in cash flow from operating activities.
The Company’s cash and cash equivalents totaled $66.2 million and $31.6 million as of September 30, 2020 and December 31, 2019, respectively. As of September 30, 2020, $21.4 million of cash and cash equivalents was held by foreign subsidiaries. Cash and cash equivalents held by subsidiaries outside the U.S. typically are held in the currency of the country in which it is located. The Company uses this cash to fund the operating activities of its foreign subsidiaries and for further investment in foreign operations. Generally, the Company has considered such cash to be permanently reinvested in its foreign operations and the Company’s current plans do not demonstrate a need to repatriate such cash to fund U.S. operations. However, in the event that these funds are needed to fund U.S. operations or to satisfy U.S. obligations, they generally could be repatriated. The repatriation of these funds may cause the Company to incur additional U.S. income tax expense, dependent on income tax laws and other circumstances at the time any such amounts are repatriated.
Net cash of $79.6 million was provided by operating activities in the nine months ended September 30, 2020, compared to $58.6 million in the prior-year period. The year-over-year improvement in operating cash flow was primarily due to working capital timing differences, inclusive of actions taken to preserve short-term liquidity in response to the COVID-19 pandemic, lower rental fleet investment in comparison to the prior year, and the deferral of certain payments in the current year in accordance with the provisions of the CARES Act, including $4.8 million of payroll tax payments. Partially offsetting these improvements was a $5.0 million increase in pension contributions in comparison to the prior-year period.

Net cash of $29.2 million was used for investing activities in the nine months ended September 30, 2020, compared to $70.3 million in the prior-year period. Capital expenditures in the nine months ended September 30, 2020 and 2019 were $24.3 million and $21.2 million, respectively. During the prior-year period, the Company paid an initial sum of $49.6 million to acquire MRL. In addition, during the nine months ended September 30, 2020, the Company paid $6.2 million to acquire certain assets and operations of Public Works Equipment and Supply, Inc. and received $0.8 million as part of the finalization of certain post-closing adjustments in connection with the acquisition of MRL.
Net cash of $16.0 million was used for financing activities in the nine months ended September 30, 2020, whereas in the prior-year period, $10.5 million of net cash was provided by financing activities. In the nine months ended September 30, 2020, the Company borrowed $20.5 million against its revolving credit facility, primarily to bolster the Company’s cash position in the short-term in light of the current uncertainty relating to the COVID-19 pandemic. The Company also funded cash dividends and share repurchases of $14.5 million and $13.7 million, respectively, and redeemed $9.0 million of stock in order to remit funds to tax authorities to satisfy employees’ tax withholdings following the vesting of stock-based compensation and the exercise of stock options. In the nine months ended September 30, 2019, the Company borrowed $37.5 million of debt, primarily to fund the acquisition of MRL, funded cash dividends and share repurchases of $14.5 million and $1.0 million, respectively, and redeemed $1.9 million of stock in order to remit funds to tax authorities to satisfy employees’ tax withholdings following the vesting of stock-based compensation.
The Company is subject to certain net leverage ratio and interest coverage ratio financial covenants under the 2019 Credit Agreement that are to be measured at each fiscal quarter-end. The Company was in compliance with all such covenants as of September 30, 2020.
The Company currently anticipates that capital expenditures for 2020, including investments associated with its ongoing plant expansions, will be in the range of $30 million to $35 million.
Contractual Obligations and Off-Balance Sheet Arrangements
During the nine months ended September 30, 2020, there have been no material changes in the Company’s contractual obligations and off-balance sheet arrangements as described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk.
See Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. During the nine months ended September 30, 2020, there have been no significant changes in our exposure to market risk.
Item 4.     Controls and Procedures.
As required by Rule 13a-15 under the Exchange Act, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of September 30, 2020. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2020.
As a matter of practice, the Company’s management continues to review and document internal control and procedures for financial reporting. From time to time, the Company may make changes aimed at enhancing the effectiveness of the controls and ensuring that the systems evolve with the business. There were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting during the three months ended September 30, 2020.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides a summary of the Company’s repurchase activity for its common stock during the three months ended September 30, 2020:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (a) (b)
July 2020 (6/28/20 – 8/1/20)	7,227	$27.71	7,227	$90,524,049
August 2020 (8/2/20 – 8/29/20)	—	—	—	90,524,049
September 2020 (8/30/20 – 9/26/20)	—	—	—	90,524,049
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
Item 3.    Defaults upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
On October 29, 2020, the Company issued a press release announcing its financial results for the three and nine months ended September 30, 2020. The presentation slides for the third quarter 2020 earnings call were also posted on the Company’s website at that time. The full text of the third quarter financial results press release and earnings presentation are attached hereto as Exhibits 99.1 and 99.2, respectively, to this Form 10-Q.

Item 6.    Exhibits.

3.1	Restated Certificate of Incorporation of the Company. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed April 30, 2010.

3.2	Amended and Restated By-laws of the Company. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed February 9, 2016.

31.1	CEO Certification under Section 302 of the Sarbanes-Oxley Act.

31.2	CFO Certification under Section 302 of the Sarbanes-Oxley Act.

32.1	CEO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act.

32.2	CFO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act.

99.1	Third Quarter Financial Results Press Release, Dated October 29, 2020.

99.2	Third Quarter Earnings Call Presentation Slides.

101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURE
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Signal Corporation

Date:	October 29, 2020	/s/ Ian A. Hudson
Ian A. Hudson
Senior Vice President and Chief Financial Officer (Principal Financial Officer)