Form 10-K
period 2020-12-31
FEDERAL SIGNAL CORP /DE/
filed 2021-02-25
CIK 277509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑        No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐        No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑        No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or shorter period that the registrant was required to submit such files).    Yes  ☑        No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑
As of June 30, 2020, the aggregate market value of voting stock held by non-affiliates was $1,763,701,955. For purposes of the foregoing calculation only, executive officers and directors of the registrant have been deemed to be affiliates.
As of January 31, 2021, the number of shares outstanding of the registrant’s common stock was 60,538,158.
Documents Incorporated By Reference
Portions of the registrant’s definitive proxy statement for the 2021 Annual Meeting of Stockholders are incorporated by reference in Part III.

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
These risks and uncertainties, some of which are beyond the Company’s control, include, but are not limited to, the risk factors described under Item 1A, Risk Factors as set forth in Part I, as well as those discussed elsewhere in this Form 10-K and in our subsequently filed documents, as applicable. These factors may not constitute all factors that could cause actual results to differ materially from those discussed in any forward-looking statement. The Company operates in a continually changing business environment and new factors emerge from time to time including, for example, the ongoing coronavirus (“COVID-19”) pandemic and the governmental responses to the pandemic. The Company cannot predict such factors, nor can it assess the impact, if any, of such factors on its results of operations, financial condition or cash flow. Accordingly, forward-looking statements should not be relied upon as a predictor of actual results. The Company disclaims any responsibility to update any forward-looking statement provided in this Form 10-K.
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
Financial information concerning the Company’s two reportable segments for each of the three years in the period ended December 31, 2020, is included in Note 17 – Segment Information to the accompanying consolidated financial statements and is incorporated herein by reference.
Environmental Solutions Group
The Company’s Environmental Solutions Group is a leading manufacturer and supplier of a full range of street sweepers, sewer cleaners, industrial vacuum loaders, safe-digging trucks, high-performance waterblasting equipment, road-marking and line-removal equipment, dump truck bodies, and trailers. The Group manufactures vehicles and equipment in the U.S. and Canada that are sold under the Elgin®, Vactor®, Guzzler®, TRUVAC®, WestechTM, Jetstream®, Mark Rite Lines, Ox Bodies®, Crysteel®, J-Craft®, Duraclass®, Rugby®, and Travis® brand names. The Group’s product offerings also include certain products manufactured by other companies, such as refuse and recycling collection vehicles, camera systems, ice resurfacing equipment and snow-removal equipment. Products are sold to both municipal and industrial customers either through a dealer network or direct sales to service customers generally depending on the type and geographic location of the customer. In addition to vehicle and equipment sales, the Group also engages in the sale of parts, service and repair, equipment rentals and training as part of a comprehensive aftermarket offering to its current and potential customers through its service centers located across North America.
Under the Elgin brand name, the Company sells a leading U.S. brand of street sweepers primarily designed for large-scale cleaning of curbed streets, parking lots and other paved surfaces utilizing mechanical sweeping, vacuum and recirculating air technology. Vactor is a leading manufacturer of equipment solutions for cleaning and maintaining sewers and catch basins. Under the TRUVAC brand name, introduced in 2019, the Company manufactures a range of premium vacuum- and hydro-excavation trucks designed to satisfy the safe-digging requirements of businesses or organizations that locate and verify underground utility lines and pipes. Guzzler is a leader in industrial vacuum loaders used to manage industrial waste or recover and recycle valuable raw materials. Westech is a manufacturer of high-quality, rugged vacuum-excavation trucks. Jetstream manufactures high-pressure waterblasting equipment and accessories for commercial and industrial cleaning and maintenance operations. Mark Rite Lines Equipment Company, Inc. (“MRL”), is a U.S. manufacturer of truck-mounted and ride-on road-marking and line-removal equipment. The Company manufactures and sells dump truck bodies and trailers under the Ox Bodies, Crysteel, J-Craft, Duraclass, Rugby and Travis brand names.
Safety and Security Systems Group
The Company’s Safety and Security Systems Group is a leading manufacturer and supplier of comprehensive systems and products that law enforcement, fire rescue, emergency medical services, campuses, military facilities and industrial sites use to protect people and property. Offerings include systems for community alerting, emergency vehicles, first responder interoperable communications and industrial communications. Specific products include public safety equipment, such as vehicle lightbars and sirens, industrial signaling equipment, public warning systems and general alarm/public address systems. Products are sold under the Federal SignalTM, Federal Signal VAMA®, and Victor® brand names. The Group operates manufacturing facilities in the U.S., Europe and South Africa.

Marketing and Distribution
Depending primarily on the type and geographic location of the end-customer, the Environmental Solutions Group uses either a dealer network or direct sales to serve customers. The 2017 acquisition of Truck Bodies and Equipment International (“TBEI”) increased the number of dealers within the Company’s network and also added additional direct sales resources. The dealer network serves both municipal and industrial end-markets. Within municipal markets, the majority of the Company’s dealers operate exclusively in their assigned territory. In conjunction with selling vehicles to end-customers, dealer representatives demonstrate vehicle functionality and capability and provide vehicle service. In addition to selling products manufactured by the Company, certain of our businesses distribute and re-sell products manufactured by other companies. The Company believes its regional, national and global dealer networks for vehicles is a distinguishing factor from its competitors. The Company has an ownership interest in certain dealers.
The Environmental Solutions Group’s direct sales channel concentrates primarily on the industrial, utility and construction market segments. To support current and potential customers in these market segments, the Group also engages in the sale of parts, service and repair, equipment rentals and training through its service centers located across North America.
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
Customers and Backlog
No single customer accounted for 10% or more of the Company’s net sales in any year within the three-year period ended December 31, 2020.
The Company’s backlog totaled $304 million at December 31, 2020, compared to $387 million at December 31, 2019. Backlogs vary by group due to the nature of the Company’s products and the buying patterns of its customers. The Environmental Solutions Group typically experiences an average backlog of approximately three to six months of shipments. The Safety and Security Systems Group typically experiences an average backlog of approximately two months of shipments. Production of the Company’s December 31, 2020 backlog is expected to be substantially completed during 2021.
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
Components critical to the production of the Company’s vehicles, such as engines, are purchased from a select number of suppliers. The Company also purchases raw and fabricated steel, as well as commercial chassis, from multiple sources. In addition, we may incorporate chassis provided directly by our customers in our production process. Certain of our businesses also rely on the availability of equipment supplied by others to meet customer demand.
While there are risks and uncertainties with respect to the supply of certain raw materials and components that could impact price, quality and availability in sufficient quantities, the Company believes it has adequate supplies and sources of availability of the raw materials and components necessary to meet its needs.

Competition
Within the Environmental Solutions Group, Elgin is recognized as a market leader among domestic sweeper competitors and differentiates itself primarily on product performance. The Vactor, TRUVAC and Guzzler brands each maintain a leading domestic position in their respective marketplaces by enhancing product performance with leading technology and application flexibility. Jetstream is a market leader in the in-plant cleaning segment of the U.S. waterblast industry, competing on product performance, rapid delivery and solutions services. Joe Johnson Equipment, Inc. with Joe Johnson Equipment (USA), Inc., (collectively, “JJE”), is a leading Canadian-based distributor of maintenance equipment for municipal and industrial markets. TBEI includes a portfolio of regional dump truck body and trailer brands with market leadership positions in distinct geographies and product categories, differentiating itself with its broad regional distribution network, focus on customer responsiveness and operational expertise. MRL is a market-leading manufacturer of road-marking and line-removal equipment.
Within specific product categories and domestic markets, the businesses within the Safety and Security Systems Group are among the market leaders. This Group’s international market position varies from leader to ancillary participant depending on the geographic region and product line. Generally, competition is intense within all of this Group’s product lines and purchase decisions are made based on price, features, reputation, performance and service, often within competitive bidding situations.
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
Human Capital Management
As of December 31, 2020, the Company employed approximately 3,500 people in its businesses located in five countries, with the Company’s U.S. hourly workers accounting for approximately 54% of its total workforce. As of December 31, 2020, approximately 16% of the Company’s U.S. hourly workers were represented by unions. The Company believes that its labor relations with its employees are good.
The Company believes that its employees are key to its ability to deliver exceptional products and services to its customers. The Company applies a holistic total rewards strategy, designed to recruit, motivate, and retain talented employees at all levels of the organization, and offer competitive, market-based compensation programs, and attractive benefit packages.
Diversity and Inclusion
The Company is committed to promoting and supporting diversity. The Company believes that behaving inclusively is the right thing to do. The Company also believes that hearing different voices, and seeking different perspectives and ideas, leads to better results. The Company strives to promote diversity on its Board of Directors and in leadership roles throughout the Company. Currently, two of the Company’s seven directors are female, placing the Company ahead of the 20% average for companies in the Russell 3000 Index.
Of the companies in the Russell 3000 Index, approximately 5% have a female Chief Executive Officer (“CEO”), and we are proud to be among that group. In addition, 50% of the Company’s current executive officers are female, including our President and CEO, Vice President and Corporate Controller and Vice President, Treasury and Corporate Development.
The Company’s commitment to diversity throughout the organization is further evidenced by its policies related to various aspects of employment, including, but not limited to, recruiting, selecting, hiring, employment placement, job assignment, compensation, access to benefits, selection for training, use of facilities, and participation in Company-sponsored employee activities.
Employee Training and Development
The Company believes that identifying and developing the next generation of business leaders is important to its long-term success, and is proud to support its employees in furthering their education with tuition reimbursement plans and training.

The Company provides extensive training to employees within its facilities, ranging from topics such as workplace safety and anti-fraud training, to advanced instruction in lean manufacturing principles and inside sales training programs. On average, the Company’s employees each receive more than 10 hours of job training per year, with some employees of certain business units each averaging nearly 80 hours of training per year.
Through its Tuition Assistance Program, the Company also aims to assist and encourage employees to expand their knowledge, skills, and job effectiveness by continuing their education at local accredited institutions of higher learning. Certain of the Company’s businesses also partner with nearby universities, from time to time, to offer courses and programs directly related to the employee’s growth in the business.
The Company is committed to the communities in which it operates, and to developing a strong pipeline from which it can recruit new talent. Many of the Company’s businesses from time to time support their local high schools with cooperative learning extension programs at their manufacturing plants, hosting in-person or virtual tours of our facilities, and providing scholarships and “signing-day” offers to high school seniors.
The Company’s employees also donate time and expertise through volunteering and mentorship programs, and work with local colleges on training programs to teach valuable technical skills that can be applied in the workplace. These programs attempt to help the Company’s next generation, and others, understand what career paths may be available to them and to explore future job opportunities with the Company.
Safety
The Company considers the safety of its employees a significant focus and strives to have zero workplace injuries. The Company has established an enterprise-wide Safety Council, which includes representatives from several of our manufacturing facilities. The Safety Council meets regularly to collaborate and implement safety improvement measures, focusing on continuous improvement initiatives, and the reduction of incident frequency.
In February 2020, in response to the onset of the COVID-19 pandemic, the Company established a cross-functional task force to monitor ongoing developments, implement mitigation plans, and centrally coordinate its response. In addition to the centralized COVID-19 response team, local response teams were established at every business unit. Management team update calls were held daily to communicate issues related to safety and risk mitigation, and to share COVID-related best practices, and other policy issues. This platform allowed management to rapidly disseminate evolving guidance from federal, state, and local health departments, at the same time promoting a consistent, iterative response.
In response to the COVID-19 pandemic, the Company was proactive in procuring personal protective equipment and sanitizing supplies for its facilities. The Company also implemented a series of enhanced health and safety measures across the organization, such as reconfiguring work spaces and staggering manufacturing shifts to allow for social distancing, introducing temperature screening protocols, enhancing facility cleaning, limiting non-essential travel and restricting the number of visitors to our facilities. Further, the Company established remote working arrangements, where possible, supported by the use of virtual meeting capabilities.
In the interests of employee safety, the Company modified its employee attendance policies and provided employees with additional paid time off in order to encourage those who were sick, had health concerns, or were otherwise adversely impacted by the pandemic, to remain at home. The Company also partnered with a third-party to provide self-administered, at-home COVID test kits to its employees at no cost, and deployed surveillance testing to reduce the probability of spreading the virus within its facilities. We continue to monitor the impact of the COVID-19 pandemic on our business and employees and will implement or modify our policies to adapt to changing circumstances arising from this pandemic.
Governmental Regulation of the Environment
As part of its ongoing commitment to environmental, social and governance initiatives, the Company endeavors to establish environmentally-friendly policies and objectives, and believes that these actions are also consistent with cost-effective operating practices. With the application of these policies, the Company believes it complies with federal, state and local provisions that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment. Capital expenditures in 2020 attributable to compliance with such laws were not material. The Company also believes that the overall impact of compliance with environmental regulations will not have a material adverse effect on our financial position, results of operations or cash flow.

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
Executive Officers of the Registrant
The following is a list of the Company’s executive officers, including their ages, business experience and positions as of February 1, 2021:
Jennifer L. Sherman, age 56, was appointed President and CEO effective January 1, 2016. Ms. Sherman was also appointed to the Board of Directors effective January 1, 2016. Since joining the Company in 1994, Ms. Sherman has served in various roles of increasing responsibility, most recently as Senior Vice President and Chief Operating Officer from April 2014 to December 31, 2015. Ms. Sherman also previously served as Senior Vice President, Chief Administrative Officer, General Counsel and Secretary from 2010 to April 2014, Senior Vice President, Human Resources, General Counsel and Secretary from 2008 to 2010, and Vice President, General Counsel and Secretary from 2004 to 2008.
Daniel A. DuPré, age 64, was appointed Vice President, General Counsel and Secretary in November 2015. Mr. DuPré joined the Company in 2006, most recently serving as its Deputy General Counsel. Mr. DuPré previously held senior legal positions at Sears Holdings Corporation, Bank One Corporation, and Brunswick Corporation and served as an Assistant United States Attorney for the Northern District of Illinois.
Lauren B. Elting, age 39, was appointed Vice President and Corporate Controller in May 2018. Prior to joining the Company in January 2017, Ms. Elting worked at Ernst & Young, LLP from 2004 to 2016, most recently as Senior Audit Manager.
Ian A. Hudson, age 44, was appointed Senior Vice President and Chief Financial Officer in October 2017. Mr. Hudson joined the Company in August 2013 as Vice President and Corporate Controller. Prior to joining the Company, Mr. Hudson served as Director of Accounting – Latin America and Asia Pacific at Groupon, Inc. from June 2012 to August 2013. Prior to that role, Mr. Hudson worked at Ernst & Young, LLP from 1998 to 2012, most recently as Senior Audit Manager.
Svetlana Vinokur, age 41, was appointed Vice President, Treasurer and Corporate Development in April 2015. Prior to joining the Company, Ms. Vinokur worked as Assistant Treasurer at Illinois Tool Works Inc. Prior to that role, Ms. Vinokur served as Finance Head of M&A Strategy at Mead Johnson Nutrition Company and as a senior associate for Robert W. Baird & Company’s Consumer and Industrial Investment Banking group. Ms. Vinokur started her career at Ford Motor Company, serving in various finance roles.
Mark D. Weber, age 63, was appointed Senior Vice President and Chief Operating Officer in January 2018, upon rejoining the Company after four years at Supreme Industries, Inc. (“Supreme”). Mr. Weber joined Supreme in May 2013 as President and Chief Executive Officer, serving in that capacity up to the sale of Supreme to Wabash National Corporation, which was completed in September 2017. Prior to joining Supreme, Mr. Weber worked for 17 years as an executive within the Company’s Environmental Solutions Group, including a decade as Group President.
These officers hold office until the next annual meeting of the Board of Directors following their election and until their successors have been elected and qualified.
There are no family relationships among any of the foregoing executive officers.

Item 1A.    Risk Factors.
We may occasionally make forward-looking statements and estimates such as forecasts and projections of our future performance or statements of our plans and objectives. These forward-looking statements may be contained in, but are not limited to, filings with the SEC, including this Form 10-K, press releases made by us and oral statements made by our officers. Actual results could differ materially from those contained in such forward-looking statements. Important factors that could cause our actual results to differ from those contained in such forward-looking statements include, but are not limited to, the risks described below. Many of such risks and uncertainties may be exacerbated by the COVID-19 pandemic and any worsening of the global business and economic environment that may result.
Macroeconomic and Industry Risks
Our financial results are subject to U.S. economic uncertainty.
In 2020, we generated approximately 77% of our net sales in the U.S. Our ability to be profitable depends heavily on varying conditions in the U.S. governmental and municipal markets, as well as the overall U.S. economy. The industrial markets in which we compete are subject to considerable cyclicality, and move in response to cycles in the overall business environment. Many of our customers are municipal government agencies, and as a result, we are dependent on municipal government spending. Spending by our municipal customers can be affected by federal, state and local political circumstances, budgetary constraints, changing priorities, actual or potential government shutdowns and other factors. The U.S. government and municipalities depend heavily on tax revenues as a source of spending and accordingly, there is a historical correlation that suggests a lag of one to two years between the condition of the U.S. economy and our sales to the U.S. government and municipalities. Therefore, downturns in the U.S. economy are likely to result in decreases in demand for our products. During previous economic downturns, we experienced decreases in sales and profitability, and we expect our business to remain subject to similar economic fluctuations in the future. In addition, the extent of any potential changes to policies and regulations under the new U.S. administration, and how any such changes may impact the Company’s operations, is currently uncertain.
The extent to which the COVID-19 pandemic will adversely impact our business, financial condition and operating results is highly uncertain and cannot be predicted but could be material.
The COVID-19 pandemic has created significant worldwide volatility, uncertainty and disruption. In particular, the COVID-19 pandemic and the governmental responses to the pandemic have resulted in a substantial curtailment of business activities, a significant number of business closures, slowdowns, suspensions or delays of production and commercial activity, and weakened economic conditions, both in the United States and many foreign countries. As such, the COVID-19 pandemic has directly and indirectly adversely impacted the Company and such adverse impact will likely continue. However, the extent to which the COVID-19 pandemic will ultimately adversely impact the Company’s business, financial condition and operating results, which could be material, will depend on numerous evolving factors that are highly uncertain, rapidly changing and cannot be predicted at this time, including:
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
Our business is subject to fluctuations in demand and changing international economic, legal and political conditions that are beyond our control. In 2020, approximately 23% of our net sales were to customers outside the U.S. and we expect a significant portion of our revenues to come from international sales in the foreseeable future. Operating in the international marketplace exposes us to a number of risks, including the need to comply with U.S. and foreign laws and regulations applicable to our foreign operations, such as the Foreign Corrupt Practices Act, the United Kingdom (“U.K.”) Bribery Act and their counterparts in other foreign jurisdictions in which we operate, restrictive domestic and international trade regulations, and changes in these laws, regulations and policies by the U.S. and foreign governments. In addition, we may be exposed to risks associated with actual or threatened imposition of tariffs or trade barriers on our products or materials incorporated into our products, actual or threatened trade disputes, including so-called “trade wars,” political and economic instability in the jurisdictions in which we operate, foreign receivables collection risk, local labor market conditions, and, in some cases, international hostilities. The costs of compliance with these various laws, regulations and policies can be significant and penalties for non-compliance could significantly impact our business.
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
Strategic and Operational Risks
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
We lease from third parties approximately 52% of the square footage of the facilities utilized in our operations, including with respect to certain of our manufacturing plants and our sales, service, warehousing and office locations. If we are unable to renew the existing leases on terms acceptable to us, we may be forced to relocate the affected operations. Alternatively, we may decide to relocate operations. Relocation could result in material disruptions to our business (including potential changes to our workforce if the new location does not allow for our existing workforce to service it) and our incurrence of significant capital and other expenses, which in turn could have an adverse effect on our financial condition, results of operations or cash flow.
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
Acquisitions involve risks, including those associated with the following:
•integrating the operations, financial reporting, disparate systems and processes and personnel of acquired companies;
•managing geographically dispersed operations;
•diverting management’s attention from other business concerns;
•changing the competitive landscape, including disrupting existing sales channels or markets;
•entering markets or lines of business in which we have either limited or no direct experience; and
•losing key employees, customers and strategic partners of acquired companies.
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
Indebtedness Risk
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

Human Capital and Labor Risks
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
As a portion of our workforce is unionized, we are subject to risk of work stoppages and other labor relations matters. As of December 31, 2020, approximately 16% of our U.S. hourly workers were represented by labor unions and were covered by collective bargaining agreements with various unions. Any strikes, threats of strikes or other organized disruptions in connection with the negotiation of new labor agreements or other negotiations could materially adversely affect our business as well as impair our ability to implement further measures to reduce costs and improve production efficiencies. In addition, the stoppage of work for a prolonged period of time at one, or several, of our principal manufacturing facilities, due to public health concerns, or any other reason, could materially adversely affect our business.
Our pension funding requirements and expenses are affected by certain factors outside of our control, including the performance of plan assets, the discount rate used to value liabilities, actuarial assumptions and experience and legal and regulatory changes.
Our funding obligations and pension expense for our defined benefit pension plans are driven by the performance of assets set aside in trusts for these plans, the discount rate used to value the plans’ liabilities, actuarial assumptions and experience and legal and regulatory funding requirements. Changes in these factors could have an adverse impact on our financial condition, results of operations or cash flow. In addition, a portion of our pension plan assets are invested in equity securities, which can experience significant declines if financial markets weaken. The level of the funding of our defined benefit pension plan liabilities was approximately 84% as of December 31, 2020. Funding of the Company’s U.S. defined benefit pension plan is determined in accordance with guidelines set forth in the Employee Retirement Income Security Act. The current year funding status was impacted by a lower discount rate than in the prior year. Our future pension expenses and funding requirements could increase significantly due to the effect of adverse changes in the discount rate, asset values or the estimated expected return on plan assets. In addition, we could become legally required to make increased cash contributions to the pension plans, and these contributions could be material and negatively affect our cash flow.
Data Security and Intellectual Property Risks
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

Legal and Financial Risks
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
We, like other manufacturers, continue to face heavy governmental regulation of our products, especially in the areas of the environment and employee health and safety. Complying with environmental and safety requirements has added and will continue to add to the cost of our products, and could increase the capital required to support our business. While we believe that we are in compliance in all material respects with these laws and regulations, we may be adversely impacted by costs, liabilities or claims with respect to our operations under existing laws or those that may be adopted. These requirements are complex, change frequently and have tended to become more stringent over time. Therefore, we could incur substantial costs, including cleanup costs, fines and civil or criminal sanctions as a result of violation of, or liabilities under, environmental laws and safety regulations. Further, climate change regulations at the federal, state or local level or in international jurisdictions could require us to limit emissions, change our manufacturing processes or product offerings, or undertake other activities which may require us to incur additional expense. These requirements may increase the cost of our products, which may diminish demand for those products. In addition, uneven application of environmental or safety regulations could place our products at a cost or features disadvantage, which could reduce our revenues and profitability.
An impairment in the carrying value of goodwill, intangible assets or long-lived assets could negatively affect our financial position and results of operations.
As of December 31, 2020, goodwill and intangible assets represented 33% and 13% of total consolidated assets, respectively. Rental equipment and properties and equipment are long-lived assets, which also represented more than 5% of our total consolidated assets as of December 31, 2020. Goodwill and indefinite-lived intangible assets are tested for impairment annually, or more frequently if indicators of impairment exist. Definite-lived intangible assets and long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In evaluating the potential for impairment of goodwill, intangible assets and long-lived assets, we make assumptions regarding future operating performance, business trends, competition and market and general economic conditions. Such analyses further require us to make certain assumptions about our sales, operating margins, growth rates and discount rates. There are inherent uncertainties related to these factors. An impairment charge may result from, among other things, a significant decline in operating results, adverse market conditions, unfavorable changes in applicable laws or regulations, or a variety of other factors. Our total consolidated assets and results of operations for the applicable period could be materially adversely affected if any such charge is recorded.
Item 1B.    Unresolved Staff Comments.
None.

Item 2.    Properties.
As of December 31, 2020, the Company utilized 11 principal manufacturing plants located throughout the U.S., as well as two in Europe, one in Canada and one in South Africa. The Company also leases facilities within the U.S., Europe and Canada from which we provide sales, service and/or equipment rentals. As of December 31, 2020, the Company devoted approximately 1.9 million square feet to manufacturing and 0.9 million square feet to sales, service, warehousing and office space. Of the total square footage, approximately 81% is devoted to the Environmental Solutions Group and 19% to the Safety and Security Systems Group. Approximately 48% of the total square footage is owned by the Company with the remaining 52% being leased. Owned facilities are subject to liens under the Company’s Second Amended and Restated Credit Agreement dated July 30, 2019 (the “2019 Credit Agreement”).
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
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
The Company’s common stock is listed and traded on the New York Stock Exchange under the symbol “FSS”.
Holders
As of January 31, 2021, there were 1,489 holders of record of the Company’s common stock.
Securities Authorized for Issuance under Equity Compensation
Information concerning the Company’s equity compensation plans is included under Item 12 of Part III of this Form 10-K.
Recent Sales of Unregistered Securities
There were no sales of unregistered securities by the Company during the year ended December 31, 2020.
Purchases of Equity Securities
The following table provides a summary of the Company’s repurchase activity for its common stock during the three months ended December 31, 2020:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (a) (b)
October 2020 (9/27/20 - 10/31/20)	—	—	—	$90,524,049
November 2020 (11/1/20 - 11/28/20)	—	—	—	90,524,049
December 2020 (11/29/20 - 12/31/20)	—	—	—	90,524,049
(a)    In November 2014, the Company’s Board of Directors (the “Board”) authorized a stock repurchase program of up to $75.0 million of the Company’s common stock.
(b)    In March 2020, the Board authorized an additional stock repurchase program of up to $75.0 million of the Company’s common stock. This program supplements the November 2014 stock repurchase program, which remains in effect.

Performance Graph
The following graph compares the cumulative five-year total return to stockholders of the Company’s common stock relative to the cumulative total returns of the Russell 2000 index, the S&P Midcap 400 index and the S&P Industrials index. The graph assumes that the value of the investment in the Company’s common stock, and in each index, was $100 on December 31, 2015 and assumes reinvestment of all dividends through December 31, 2020.

$240
$220
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
2015
2016
2017
2018
2019
2020
Federal Signal Corporation
Russell 2000
S&P Midcap 400
S&P Industrials

Copyright© 2021 Russell Investment Group. All rights reserved.
Copyright© 2021 Standard & Poor’s, a division of S&P Global. All rights reserved.

	As of December 31,
	2015	2016	2017	2018	2019	2020
Federal Signal Corporation	$100.00	$100.52	$131.48	$131.98	$216.33	$224.93
Russell 2000	100.00	121.31	139.08	123.76	155.35	186.36
S&P Midcap 400	100.00	120.74	140.35	124.80	157.49	179.00
S&P Industrials	100.00	118.86	143.86	124.74	161.38	179.23
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
COVID-19 Update
We continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our business, including how it is affecting our employees, customers, supply chain and distribution network. In February 2020, we established a cross-functional task force to monitor ongoing developments, implement mitigation plans and centrally coordinate our response to the pandemic.
Generally, our businesses are considered to be essential in supporting critical infrastructure needs and public safety. While certain of our operations have been affected by temporary facility closures, either due to government-issued mandates or other concerns related to COVID-19, our facilities have remained substantially operational to date. Given that, our primary focus has been on the safety and well-being of our employees. We were, and continue to be, proactive in procuring personal protective equipment and sanitizing supplies for our facilities. We also implemented a series of enhanced health and safety measures across the organization, such as reconfiguring work spaces and staggering manufacturing shifts to allow for social distancing, introducing temperature screening protocols, enhancing facility cleaning, limiting non-essential travel and restricting the number of visitors to our facilities. Further, we established remote working arrangements, where possible, supported by the use of virtual meeting capabilities. As many of the government-mandated stay-at-home orders were lifted throughout the course of the second quarter, the majority of our telecommuting employees have gradually returned to the workplace, following our enhanced safety protocols. We also modified our employee attendance policies and provided employees with additional paid time off in order to encourage those who were sick, had health concerns, or were otherwise adversely impacted by the pandemic, to remain at home.
As a result of the combination of these factors and the enactment of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), we experienced a decrease in labor availability at several of our facilities during the second quarter. While labor availability improved during the third and fourth quarters, we continued to experience labor-related disruptions, including several COVID-19-related quarantine absences. This resulted in a variety of challenges in running our operations efficiently, and we adjusted our production schedules, accordingly. We saw similar issues within our supply chain, with certain suppliers temporarily shut down. Our procurement teams have worked diligently with our key suppliers to effectively secure safety stock and manage inventory levels and, in some circumstances, have identified alternate suppliers and in-sourcing opportunities in order to mitigate the impact of supply-chain disruptions on production.
The government-mandated stay-at-home orders and travel and visitor restrictions significantly impacted the Company’s sales and marketing activities during the second quarter, with limited ability to attend trade shows and conduct equipment demonstrations and in-person sales meetings. In addition, certain customers were unable to take delivery of equipment given travel restrictions and the limited personnel that they had available. These factors significantly impacted order intake and operating results during the second quarter. However, as the second quarter progressed, many of the government-mandated restrictions that were imposed in states across the U.S. started to ease, albeit at different times, and at different levels. With business-related travel steadily increasing during the third and fourth quarters, our sales teams and dealer partners have been able to increase the amount of equipment demonstrations. That has helped contribute to sequential order improvement, with our third quarter orders up $65 million, or 32%, compared to the second quarter, and our fourth quarter orders up $10 million, or 4%, compared to the third quarter.
The timing of production and realization of our backlog, which totaled $304 million as of December 31, 2020, may be delayed or otherwise negatively impacted by our ability to continue to run our operations as an essential business during the COVID-19 pandemic and/or to return to our normal production capacity, faced with the ongoing potential for adverse impacts associated with decreased labor availability, the temporary suspension of production activity mandated or otherwise made necessary by governmental authorities, weakened demand, supply chain disruptions, or other production delays. Such factors have adversely affected the comparability of our operating and financial results for the year ended December 31, 2020 with the corresponding prior year, and may continue to impact comparability in subsequent years. We are responding accordingly and taking steps to manage through these challenging times, including implementing measures to reduce costs and manage our capital prudently. At the same time, we are maintaining our focus on our eighty-twenty improvement initiatives.
In an effort to mitigate the impact of these pandemic-related operational challenges, we implemented the following cost-saving actions:
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
We are continuing to approach the uncertainty and challenges with resolve and from a position of strength given our current financial position. As of December 31, 2020, we had $82 million of cash and cash equivalents and $280 million of availability for borrowings under our five-year revolving credit facility, which we executed in July 2019.
However, the overall magnitude of the impact of the pandemic on our operating and financial results remains uncertain and will largely depend on the duration of the pandemic and the measures implemented in response, as well as the effect on our customers and suppliers. Given these factors, we are unable to reliably forecast the effect that the pandemic will have on our financial condition, results of operations or cash flows, which could be material.
Operating and Financial Performance in 2020
Despite the challenges created by the pandemic, the Company was able to sustain a high level of financial performance and make progress against several long-term objectives in 2020. Included among the Company’s highlights in 2020 were the following:
•For the year ended December 31, 2020, we reported operating income and income from continuing operations of $131.4 million and $96.1 million, respectively.
•On a consolidated basis, we reported adjusted EBITDA* of $182.2 million for the year ended December 31, 2020, which translated to an adjusted EBITDA margin* of 16.1%. That return was above the high end of our target range, and represented a 40-basis point year-over-year improvement.
•Cash flow from continuing operating activities for the year ended December 31, 2020 was $136.3 million, an increase of $32.9 million, or 32%, over the prior year.
•With the increased operating cash flow, we ended the year with $82 million of cash and $280 million of availability for borrowings under our $500 million credit facility, which was executed in July 2019. The five-year facility can be increased by an additional $250 million for acquisitions.
•With our strong balance sheet, positive operating cash flow, and capacity under our revolving credit facility, we are well positioned to continue to invest in internal growth initiatives, pursue strategic acquisitions and consider ways to return value to stockholders, as we did during 2020:
◦Our capital expenditure for 2020 was approximately $30 million, as we continued to make strategic investments for the future by purchasing new machinery and equipment aimed at gaining operating efficiencies, and expanding capacity at several of our production facilities, including our locations in Streator, Illinois, Rugby, North Dakota, Lake Crystal, Minnesota, and Billings, Montana.

◦We have also continued to invest in new product development and are encouraged that these efforts will provide additional opportunities to further diversify our customer base, penetrate new end-markets or gain access to new geographic regions.
◦In June, we completed the acquisition of certain assets and operations of Public Works Equipment and Supply, Inc. (“PWE”), a distributor of maintenance and infrastructure equipment covering North Carolina, South Carolina and parts of Tennessee. The acquisition added a third location to our current footprint in this population-dense region which we anticipate will allow us to better serve our customers and accelerate the growth of our aftermarket business.
◦We demonstrated our commitment to returning value to stockholders by paying cash dividends of $19.4 million, and spending $13.7 million repurchasing shares under our authorized repurchase program.
•Our eighty-twenty improvement initiatives remain a critical part of our culture and we continue to focus on reducing product costs and improving manufacturing efficiencies across all our businesses.
•To highlight our ongoing focus on operating in a socially responsible and sustainable manner, we published our inaugural annual Sustainability Report in October 2020.
*The Company uses adjusted earnings before interest, tax, depreciation and amortization (“adjusted EBITDA”) and the ratio of adjusted EBITDA to net sales (“adjusted EBITDA margin”) as additional measures which are representative of its underlying performance and to improve the comparability of results across reporting periods. Refer to the Results of Operations section for further discussion regarding these non-GAAP metrics and a reconciliation of each to the most comparable GAAP measure for each of the periods presented.

Results of Operations
The following table summarizes our Consolidated Statements of Operations as of, and for the years ended, December 31, 2020, 2019 and 2018, and illustrates the key financial indicators used to assess our consolidated financial results:

	For the Years Ended December 31,			Change
($ in millions, except per share data)	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Net sales	$1,130.8	$1,221.3	$1,089.5	$(90.5)	$131.8
Cost of sales	837.2	898.5	807.4	(61.3)	91.1
Gross profit	293.6	322.8	282.1	(29.2)	40.7
Selling, engineering, general and administrative expenses	158.8	173.2	159.1	(14.4)	14.1
Acquisition and integration-related expenses	2.1	2.5	1.5	(0.4)	1.0
Restructuring	1.3	—	—	1.3	—
Operating income	131.4	147.1	121.5	(15.7)	25.6
Interest expense	5.7	7.9	9.3	(2.2)	(1.4)
Other expense, net	1.1	0.6	0.6	0.5	—
Income before income taxes	124.6	138.6	111.6	(14.0)	27.0
Income tax expense	28.5	30.2	17.9	(1.7)	12.3
Income from continuing operations	96.1	108.4	93.7	(12.3)	14.7
Gain from discontinued operations and disposal, net of tax	0.1	0.1	0.3	—	(0.2)
Net income	$96.2	$108.5	$94.0	$(12.3)	$14.5
Other data:
Operating margin	11.6%	12.0%	11.2%	(0.4)%	0.8%
Adjusted EBITDA (a)	$182.2	$191.3	$158.6	$(9.1)	$32.7
Adjusted EBITDA margin (a)	16.1%	15.7%	14.6%	0.4%	1.1%
Diluted earnings per share — Continuing operations	$1.56	$1.76	$1.53	$(0.20)	$0.23
Total orders	1,047.1	1,269.0	1,173.2	(221.9)	95.8
Backlog	303.9	386.9	337.7	(83.0)	49.2
Depreciation and amortization	44.8	41.5	36.4	3.3	5.1
(a)The Company uses adjusted EBITDA and adjusted EBITDA margin as additional measures which are representative of its underlying performance and to improve the comparability of results across reporting periods. We believe that investors use versions of these metrics in a similar manner. For these reasons, the Company believes that adjusted EBITDA and adjusted EBITDA margin are meaningful metrics to investors in evaluating the Company’s underlying financial performance. Adjusted EBITDA is a non-GAAP measure that represents the total of income from continuing operations, interest expense, hearing loss settlement charges, acquisition and integration-related expenses, restructuring activity, coronavirus-related expenses, purchase accounting effects, other income/expense, income tax expense, depreciation and amortization expense and the impact of adoption of a new lease accounting standard, where applicable. Adjusted EBITDA margin is a non-GAAP measure that represents the total of income from continuing operations, interest expense, hearing loss settlement charges, acquisition and integration-related expenses, restructuring activity, coronavirus-related expenses, purchase accounting effects, other income/expense, income tax expense, depreciation and amortization expense and the impact of adoption of a new lease accounting standard, where applicable, divided by net sales for the applicable period(s). Other companies may use different methods to calculate adjusted EBITDA and adjusted EBITDA margin.
A discussion of changes in the Company’s financial condition and results of operations during the year ended December 31, 2019 compared to the year ended December 31, 2018 has been omitted from this Annual Report on Form 10-K, but may be found under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K the year ended December 31, 2019, filed with the SEC on February 27, 2020.
Year ended December 31, 2020 vs. year ended December 31, 2019
Net sales
Net sales for the year ended December 31, 2020 decreased by $90.5 million, or 7%, compared to the prior year. Within the Environmental Solutions Group, net sales decreased by $77.1 million, or 8%, largely due to decreases in shipments of safe-digging trucks, industrial vacuum loaders, sweepers, dump bodies, waterblasting equipment, sewer cleaners, trailers and snow removal equipment of $26.4 million, $22.0 million, $20.7 million, $7.8 million, $7.5 million, $6.7 million, $4.7 million and $3.2 million, respectively. Partially offsetting these reductions was an increase in shipments of road-marking and line removal equipment and refuse equipment of $12.4 million and $8.0 million, respectively. Within the Safety and Security Systems

Group, net sales decreased by $13.4 million, or 6%, primarily due to reductions in sales of industrial signaling equipment, warning systems and public safety equipment of $7.9 million, $4.0 million and $1.7 million, respectively.
Cost of sales
For the year ended December 31, 2020, cost of sales decreased by $61.3 million, or 7%, compared to the prior year, largely due to a decrease of $58.0 million, or 8%, within the Environmental Solutions Group, primarily attributable to lower sales volumes and a favorable foreign currency translation impact of $1.4 million, partially offset by the recognition of additional cost of sales from the MRL acquisition. Within the Safety and Security Systems Group, cost of sales decreased by $3.3 million, or 2%, largely due to lower sales volumes.
Gross profit
For the year ended December 31, 2020, gross profit decreased by $29.2 million, or 9%, compared to the prior year, primarily due to reductions of $19.1 million and $10.1 million within the Environmental Solutions Group and the Safety and Security Systems Group, respectively. Gross margin for the year ended December 31, 2020 was 26.0%, compared to 26.4% in the prior year, primarily driven by reductions within the Safety and Security Group and Environmental Solutions Group of 220 basis points and 10 basis points, respectively.
Selling, engineering, general and administrative (“SEG&A”) expenses
For the year ended December 31, 2020, SEG&A expenses decreased by $14.4 million, or 8%, primarily due to reductions in SEG&A expenses within the Safety and Security Systems Group, the Environmental Solutions Group and Corporate of $7.3 million, $3.9 million and $3.2 million, respectively. As a percentage of net sales, SEG&A expenses decreased from 14.2% in the prior year, to 14.0% in the current year.
Operating income
Operating income for the year ended December 31, 2020 decreased by $15.7 million, or 11%, compared to the prior year, primarily driven by reductions of $15.1 million and $3.1 million within the Environmental Solutions Group and Safety and Security Systems Group, respectively, partially offset by a $2.5 million decrease in Corporate expenses. Consolidated operating margin for the year ended December 31, 2020 was 11.6%, compared to 12.0% in the prior year.
Interest expense
Interest expense for the year ended December 31, 2020 decreased by $2.2 million, or 28%, compared to the prior year, largely due to lower interest rates in comparison to the prior year.
Other expense, net
For the year ended December 31, 2020, Other expense, net, totaled $1.1 million of expense, largely due to the recognition of a $2.3 million charge associated with the withdrawal from a multi-employer pension plan, partially offset by $0.5 million of net periodic pension benefit and $0.4 million of foreign currency transaction gains. For the year ended December 31, 2019, Other expense, net, totaled $0.6 million of expense, largely due to $0.9 million of net periodic pension expense.
Income tax expense
The Company recognized income tax expense of $28.5 million for the year ended December 31, 2020, compared to $30.2 million for the year ended December 31, 2019. The reduction in income tax expense in the current year was primarily due to lower earnings and a $1.9 million increase in excess tax benefits from stock compensation activity, partially offset by the non-recurrence of a $0.8 million tax benefit from the release of state deferred tax valuation allowance recognized in the prior year. The Company’s effective tax rate for the year ended December 31, 2020 was 22.9%, compared to 21.8% in 2019. For further discussion, see Note 10 – Income Taxes to the accompanying consolidated financial statements.
Income from continuing operations
Income from continuing operations for the year ended December 31, 2020 decreased by $12.3 million, or 11%, compared to the prior year, largely due to the aforementioned reduction in operating income and the $0.5 million increase in other expense, partially offset by the $2.2 million reduction in interest expense, and the $1.7 million decrease in income tax expense.

Adjusted EBITDA
Adjusted EBITDA for the year ended December 31, 2020 decreased by $9.1 million, or 5%, compared to the prior year. Adjusted EBITDA margin for the year ended December 31, 2020 was 16.1%, up from 15.7% in the prior year.
The following table summarizes the Company’s adjusted EBITDA and adjusted EBITDA margin and reconciles income from continuing operations to adjusted EBITDA for each of the three years in the period ended December 31, 2020:

	For the Years Ended December 31,
($ in millions)	2020	2019	2018
Income from continuing operations	$96.1	$108.4	$93.7
Add:
Interest expense	5.7	7.9	9.3
Hearing loss settlement charges	—	—	0.4
Acquisition and integration-related expenses	2.1	2.5	1.5
Restructuring	1.3	—	—
Coronavirus-related expenses (a)	2.3	—	—
Purchase accounting effects (b)	0.3	0.2	0.7
Other expense, net	1.1	0.6	0.6
Income tax expense	28.5	30.2	17.9
Depreciation and amortization	44.8	41.5	36.4
Deferred gain recognition (c)	—	—	(1.9)
Adjusted EBITDA	$182.2	$191.3	$158.6

Net sales	$1,130.8	$1,221.3	$1,089.5

Adjusted EBITDA margin	16.1%	15.7%	14.6%
(a)Coronavirus-related expenses relate to direct expenses incurred in connection with the Company's response to the coronavirus pandemic, that are incremental to, and separable from, normal operations. Such expenses primarily relate to incremental paid time off provided to employees and costs incurred to implement enhanced workplace safety protocols.
(b)Purchase accounting effects represent the step-up in the valuation of equipment acquired in recent business combinations that was sold during the periods presented.
(c)Adjustment to exclude recognition of a deferred gain associated with historical sale lease-back transactions. Effective with the adoption of the new lease accounting standard in 2019, recognition of this gain was eliminated.
Environmental Solutions
The following table summarizes the Environmental Solutions Group’s operating results as of, and for the years ended, December 31, 2020, 2019 and 2018:

	For the Years Ended December 31,			Change
($ in millions)	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Net sales	$915.8	$992.9	$863.5	$(77.1)	$129.4
Operating income	124.3	139.4	113.0	(15.1)	26.4
Other data:
Operating margin	13.6%	14.0%	13.1%	(0.4)%	0.9%
Total orders	$840.0	$1,038.0	$945.8	$(198.0)	$92.2
Backlog	282.5	357.6	310.3	(75.1)	47.3
Depreciation and amortization	41.3	38.1	32.6	3.2	5.5
Year ended December 31, 2020 vs. year ended December 31, 2019
Total orders decreased by $198.0 million, or 19%, for the year ended December 31, 2020. U.S. orders decreased by $181.1 million, or 22%, primarily due to reductions in orders for safe-digging trucks, sewer cleaners, street sweepers, industrial vacuum loaders and dump truck bodies of $59.2 million, $59.0 million, $29.8 million, $27.0 million and $9.6 million, respectively. Partially offsetting these reductions was a $9.1 million increase in orders for trailers. Non-U.S. orders decreased by $16.9 million, or 9%, primarily due to decreases in orders for safe-digging trucks, sewer cleaners and street sweepers of $9.3 million, $9.3 million and $9.2 million, respectively, and an unfavorable foreign currency translation impact of $1.3 million. Partially offsetting these reductions was a $12.2 million increase in orders for refuse trucks.
Net sales decreased by $77.1 million, or 8%, for the year ended December 31, 2020. U.S. sales decreased by $65.5 million, or 8%, primarily due to decreases in shipments of industrial vacuum loaders, safe-digging trucks, sweepers, dump truck bodies, waterblasting equipment and trailers of $21.4 million, $18.1 million, $17.8 million, $7.4 million, $6.2 million and $4.7 million, respectively. In addition, aftermarkets revenues decreased by $2.5 million. Partially offsetting these reductions was a $10.8 increase in shipments of road-marking and line removal-equipment. Non-U.S. sales decreased by $11.6 million, or 6%, primarily due to decreases in shipments of safe-digging trucks, sewer cleaners, sweepers and snow-removal equipment of $8.3 million, $6.8 million, $2.9 million and $2.2 million, respectively, as well as a $1.5 million unfavorable foreign currency translation impact. Partially offsetting these reductions was an $8.0 million increase in sales of refuse trucks, and a $3.8 million improvement in aftermarket revenues.
Cost of sales decreased by $58.0 million, or 8%, for the year ended December 31, 2020, primarily attributable to lower sales volumes and a $1.4 million favorable foreign currency translation impact, partially offset by the recognition of additional cost of sales from the MRL acquisition. Gross margin for the year ended December 31, 2020 was 23.3%, compared to 23.4% in the prior year, primarily due to a reduction in operating leverage with lower sales volumes.
SEG&A expenses decreased by $3.9 million, or 4%, for the year ended December 31, 2020, primarily due to cost saving actions implemented in response to the COVID-19 pandemic, partially offset by the addition of expenses of businesses acquired in the prior year, and a $0.8 million increase in amortization expense. As a percentage of net sales, SEG&A expenses were 9.6% in the current year, compared to 9.3% in the prior year.
Operating income decreased by $15.1 million, or 11%, for the year ended December 31, 2020, largely due to a $19.1 million reduction in gross profit and the recognition of $0.7 million of restructuring charges, partially offset by decreases in SEG&A expenses and acquisition-related costs of $3.9 million and $0.8 million, respectively.
Backlog was $282.5 million at December 31, 2020, compared to $357.6 million at December 31, 2019.
Safety and Security Systems
The following table summarizes the Safety and Security Systems Group’s operating results as of, and for the years ended, December 31, 2020, 2019 and 2018:

	For the Years Ended December 31,			Change
($ in millions)	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Net sales	$215.0	$228.4	$226.0	$(13.4)	$2.4
Operating income	35.5	38.6	34.1	(3.1)	4.5
Other data:
Operating margin	16.5%	16.9%	15.1%	(0.4)%	1.8%
Total orders	$207.1	$231.0	$227.4	$(23.9)	$3.6
Backlog	21.4	29.3	27.4	(7.9)	1.9
Depreciation and amortization	3.4	3.3	3.7	0.1	(0.4)
Year ended December 31, 2020 vs. year ended December 31, 2019
Total orders decreased by $23.9 million, or 10%, for the year ended December 31, 2020. U.S. orders decreased by $15.4 million, or 11%, compared to the prior year, primarily due to reductions in orders for industrial signaling equipment, public safety equipment and warning systems of $7.8 million, $5.6 million and $2.0 million, respectively. Non-U.S. orders decreased by $8.5 million, or 10%, primarily due to reductions in orders for public safety equipment and industrial signaling equipment of $7.3 million and $2.5 million, respectively, partially offset by a $1.6 million improvement in orders for warning systems.
Net sales decreased by $13.4 million, or 6%, for the year ended December 31, 2020. U.S. sales decreased by $15.0 million, or 10%, primarily driven by reductions in sales of public safety equipment, industrial signaling equipment and warning systems of $7.1 million, $6.1 million and $1.8 million, respectively. Non-U.S. sales increased by $1.6 million, or 2%, largely due to a $5.4 million increase in sales of public safety equipment, partially offset by reductions in sales of warning systems and industrial signaling equipment of $2.2 million and $1.8 million, respectively.

Cost of sales decreased by $3.3 million, or 2%, for the year ended December 31, 2020, primarily related to lower sales volumes. Gross margin for the year ended December 31, 2020 was 37.3%, compared to 39.5% in the prior year, with the decrease primarily attributable to unfavorable sales mix.
SEG&A expenses decreased by $7.3 million, or 14%, for the year ended December 31, 2020, primarily as a result of cost-saving actions implemented in response to the COVID-19 pandemic, as well as reductions in incentive-based compensation expense. As a percentage of net sales, SEG&A expenses decreased to 20.6% in the current year, from 22.6% in the prior year.
Operating income decreased by $3.1 million, or 8%, for the year ended December 31, 2020, largely due to a $10.1 million reduction in gross profit and restructuring charges of $0.3 million, partially offset by the $7.3 million reduction in SEG&A expenses.
Backlog was $21.4 million at December 31, 2020, compared to $29.3 million at December 31, 2019.
Corporate Expense
Corporate operating expenses were $28.4 million, $30.9 million and $25.6 million for the years ended December 31, 2020, 2019 and 2018, respectively.
For the year ended December 31, 2020, corporate operating expenses decreased by $2.5 million, primarily due to reductions in incentive-based compensation expense and other employee-related costs, including the effects of cost-saving actions implemented in response to the COVID-19 pandemic, partially offset by a $0.4 million increase in acquisition and integration-related expenses.
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
The Company’s cash and cash equivalents totaled $81.7 million, $31.6 million and $37.4 million as of December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, $24.6 million of cash and cash equivalents was held by foreign subsidiaries. Cash and cash equivalents held by subsidiaries outside the U.S. typically are held in the currency of the country in which it is located. The Company uses this cash to fund the operating activities of its foreign subsidiaries and for further investment in foreign operations. Generally, the Company has considered such cash to be permanently reinvested in its foreign operations and the Company’s current plans do not demonstrate a need to repatriate such cash to fund U.S. operations. However, in the event that these funds were needed to fund U.S. operations or to satisfy U.S. obligations, they generally could be repatriated. The repatriation of these funds may cause the Company to incur additional U.S. income tax expense, dependent on income tax laws and other circumstances at the time any such amounts were repatriated.
Net cash provided by continuing operating activities totaled $136.3 million, $103.4 million and $92.8 million in 2020, 2019 and 2018, respectively. The $32.9 million, or 32%, increase in cash generated by continuing operating activities in 2020 compared to the prior year was primarily due to working capital timing differences, lower rental fleet investment, a $3.4 million reduction in income tax payments, deferral of $7.3 million of payroll tax payments, which are expected to be paid over the next two years, in accordance with the provisions of the CARES Act, lower incentive compensation payments, and a $3.1 million improvement resulting from reduced acquisition-related activity. Partially offsetting these improvements was a $7.1 million increase in pension-related payments.
Net cash used for investing activities totaled $34.4 million, $84.4 million and $11.0 million in 2020, 2019 and 2018, respectively. In each of the years presented, cash was used to fund the purchase of properties and equipment, with $29.7 million, $35.4 million and $14.1 million of capital expenditures in 2020, 2019 and 2018, respectively. Capital expenditures in 2020 and 2019 were higher due to the expansion of a number of the Company’s production facilities. In addition, as discussed in Note 2 – Acquisitions, in 2020 the Company paid $6.2 million to acquire certain assets and operations of PWE and received $0.8 million as part of the finalization of certain post-closing adjustments in connection with the acquisition of MRL, which it acquired in 2019 for an initial $49.6 million, net of cash acquired. In 2018, the Company received an adjustment for working capital and other post-closing items in the amount of $3.0 million relating to the TBEI acquisition, which was completed in 2017.
Net cash used for financing activities totaled $53.4 million, $24.6 million and $81.2 million in 2020, 2019 and 2018, respectively. In 2020, the Company paid down $11.8 million of net borrowings under its revolving credit facility, funded cash dividends and share repurchases of $19.4 million and $13.7 million, respectively, and redeemed $9.1 million of stock in order to remit funds to tax authorities to satisfy employees’ tax withholdings following the vesting of stock-based compensation and the exercise of stock options. In 2019, the Company’s net borrowings increased by $7.4 million, primarily related to the funding of the acquisition of MRL. In addition, the Company funded payments of $10.3 million relating to acquisitions completed in 2016, paid cash dividends of $19.3 million, incurred $1.0 million of debt refinancing costs, repurchased $1.0 million of treasury stock, and redeemed $2.1 million of stock in order to remit funds to tax authorities to satisfy employees’ minimum tax withholdings following the vesting of stock-based compensation. In 2018, the Company repaid $62.1 million of net borrowings, funded cash dividends of $18.7 million, and repurchased $1.2 million of treasury stock.
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
The Company is subject to certain net leverage ratio and interest coverage ratio financial covenants under the 2019 Credit Agreement that are to be measured at each fiscal quarter-end. The Company was in compliance with all such covenants as of December 31, 2020. The 2019 Credit Agreement also includes a series of “covenant holiday” periods, which allow for the temporary increase of the minimum net leverage ratio following the completion of a permitted acquisition, or a series of acquisitions, when the aggregate consideration over a period of twelve months exceeds $75 million. In addition, the 2019 Credit Agreement includes customary negative covenants, subject to certain exceptions, restricting or limiting the Company’s and its subsidiaries’ ability to, among other things: (i) make non-ordinary course dispositions of assets; (ii) make certain fundamental business changes, such as mergers, consolidations or any similar combination; (iii) make restricted payments, including dividends and stock repurchases; (iv) incur indebtedness; (v) make certain loans and investments; (vi) create liens; (vii) transact with affiliates; (viii) enter into sale/leaseback transactions; (ix) make negative pledges; and (x) modify subordinated debt documents.
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
As of December 31, 2020, there was $209.4 million of cash drawn and $10.3 million of undrawn letters of credit under the 2019 Credit Agreement, with $280.3 million of net availability for borrowings.
The following table summarizes the gross borrowings and gross payments under the Company’s revolving credit facilities:

	For the Years Ended December 31,
(in millions)	2020	2019	2018
Gross borrowings	$82.6	$84.0	$8.0
Gross payments	94.4	76.6	70.1
Aggregate maturities of total borrowings due amount to approximately $0.2 million in 2021, $0.2 million in 2022, $0.1 million in 2023, and $209.5 million in 2024. The weighted average interest rate on long-term borrowings was 1.7% at December 31, 2020.
The Company paid interest of $5.4 million in 2020, $7.8 million in 2019 and $8.7 million in 2018.
The Company paid income taxes of $22.3 million in 2020, $25.7 million in 2019 and $21.6 million in 2018.
Cash dividends of $19.4 million, $19.3 million and $18.7 million were declared and paid to stockholders in 2020, 2019 and 2018, respectively.
The Company anticipates that capital expenditures for 2021, including investments associated with certain ongoing plant expansions, will be in the range of $20 million to $25 million. The Company believes that its financial resources and major sources of liquidity, including cash flow from operations and borrowing capacity, will be adequate to meet its operating needs, capital needs and financial commitments.
Contractual Obligations and Off-Balance Sheet Arrangements
The following table summarizes the Company’s contractual obligations and payments due by period as of December 31, 2020:

	Payments Due by Period
(in millions)	Total	Less than 1 Year	2-3 Years	4-5 Years	More than 5 Years
Long-term debt	$209.4	$—	$—	$209.4	$—
Interest payments on long-term debt (a)	14.5	3.5	7.3	3.7	—
Operating lease obligations (b)	25.2	9.1	12.8	2.4	0.9
Finance lease obligations	0.6	0.2	0.3	0.1	—
Purchase obligations (c)	125.8	123.9	1.8	0.1	—
Pension contributions (d)	5.7	5.7	—	—	—
Contingent earn-out payment (e)	4.2	—	4.2	—	—
Total contractual obligations (f)	$385.4	$142.4	$26.4	$215.7	$0.9
(a)    Amounts represent estimated contractual interest payments on outstanding long-term debt.
(b)    Amounts include contractual obligations associated with lease arrangements with an initial term of twelve months or less, which are not recorded on the Consolidated Balance Sheets. For further discussion, see Note 4 – Leases to the accompanying consolidated financial statements.
(c)    Purchase obligations primarily relate to commercial chassis and other contracts in the ordinary course of business.
(d)    The Company expects to contribute up to $4.3 million to the U.S. benefit plan and up to $1.4 million to the non-U.S. benefit plan in 2021, which represent the minimum required contributions. Future contributions to the plans will be based on such factors as (i) annual service cost, (ii) the financial return on plan assets, (iii) interest rate movements that affect discount rates applied to plan liabilities and (iv) the value of benefit payments made. Due to the high degree of uncertainty regarding the potential future cash outflows associated with these plans, the Company is unable to provide a reasonably reliable estimate of the amounts and periods in which any additional liabilities might be paid.
(e)    Represents the fair value of the contingent earn-out payment associated with the acquisition of MRL. For further discussion, see Note 2 – Acquisitions to the accompanying consolidated financial statements.
(f)    As of December 31, 2020, the Company had a liability of approximately $1.2 million for unrecognized tax benefits. For further discussion, see Note 10 – Income Taxes to the accompanying consolidated financial statements. Due to the uncertainties related to these tax matters, the Company generally cannot make a reasonably reliable estimate of the period of cash settlement for this liability. As such, the potential future cash outflows are not included in the table above. We do not expect any significant change to our unrecognized tax benefits as a result of potential expiration of statute of limitations and settlements with tax authorities.
The following table summarizes the Company’s off-balance sheet arrangements and the notional amount by expiration period as of December 31, 2020:

	Notional Amount by Expiration Period
(in millions)	Total	Less than 1 Year	2-3 Years	4-5 Years
Financial standby letters of credit (a)	$9.8	$9.8	$—	$—
Performance standby letters of credit (a)	0.5	0.5	—	—
Performance and bid bonds (b)	14.9	14.7	0.2	—
Repurchase obligations (c)	4.1	1.4	1.2	1.5
Total off-balance sheet arrangements	$29.3	$26.4	$1.4	$1.5
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
Goodwill
Goodwill represents the excess of the cost of an acquired business over the amounts assigned to its net assets. Goodwill is not amortized but is tested for impairment at a reporting unit level on an annual basis or more frequently if indicators of impairment exist. The Company performed its annual goodwill impairment test as of October 31, 2020.
In testing the goodwill of its reporting units for potential impairment, the Company applies either a qualitative or quantitative test, in accordance with ASC 350, Intangibles – Goodwill and Other.
A qualitative approach may be applied when the Company concludes that it is not “more likely than not” that the fair value of a reporting unit is less than its carrying value. In conducting a qualitative assessment, the Company analyzes a variety of events or factors that may influence the fair value of the reporting unit, including, but not limited to: the results of prior quantitative assessments performed; changes in the carrying amount; actual and projected financial performance; relevant market data for both the Company and its guideline comparable companies; industry outlook; and macroeconomic conditions. Significant judgment is used to evaluate the totality of these events and factors to make the determination of whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. In this situation, the Company would not be required to perform the quantitative impairment test described below.
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
Under the income approach, the key assumptions include projected sales, cost of sales, operating expenses and earnings before interest, income taxes, depreciation and amortization (“EBITDA”). These assumptions are determined by management utilizing our internal operating plan, including growth rates for revenues and operating expenses and margin assumptions. An additional key assumption under this approach is the discount rate, which is determined by reviewing current risk-free rates of capital and current market interest rates and by evaluating the risk premium relevant to the reporting unit. If the Company’s assumptions relative to growth rates were to change, the fair value calculation may change, which could result in impairment.
Under the market approach, the Company estimates fair value using marketplace fair value data from within a comparable industry grouping of publicly traded companies and from pricing multiples implied from sales of companies similar to the Company’s reporting units. The Company’s selection of comparable guideline companies is a key assumption underlying the market approach. Similar to the income approach discussed above, sales, cost of sales, operating expenses, EBITDA and their respective growth rates are also key assumptions utilized. The market prices of the Company’s common stock and other guideline companies are additional key inputs. If these market prices increase, the estimated market value would increase. Conversely, if market prices decrease, the estimated market value would decrease.
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
In 2020, the Company performed a combination of qualitative and quantitative impairment tests to assess the goodwill of its reporting units for potential impairment. For one reporting unit, a quantitative impairment test was performed, using a combination of the income and market approaches to determine the fair value of the reporting unit. The valuation was prepared by a third-party valuation specialist. One measure of the sensitivity of assumptions used in the impairment analysis is the amount by which each reporting unit “passed” (fair value exceeds the carrying value). The fair value of the reporting unit exceeded its carrying value by approximately 50%, and, therefore, no impairment was recognized. For its other reporting units, the Company applied the qualitative approach to assess the goodwill of its reporting units for potential impairment and concluded that it was not “more likely than not” that the fair value of the Company’s reporting units were less than their carrying values. Accordingly, further quantitative testing was not required to be performed.
The Company had no goodwill impairments in 2020, 2019 or 2018. For all reporting units, a 10% decrease in the estimated fair value would have had no effect on the carrying value of goodwill at the annual measurement date in 2020. However, adverse changes to the Company’s business environment and future cash flow could cause us to record impairment charges in future periods, which could be material. See Note 8 – Goodwill and Other Intangible Assets to the accompanying consolidated financial statements for a summary of the Company’s goodwill by segment.
Indefinite-lived Intangible Assets
An intangible asset determined to have an indefinite useful life is not amortized. Indefinite-lived intangible assets are tested for impairment on an annual basis at year-end, or more frequently if an event occurs or circumstances change that indicate the fair value of an indefinite-lived intangible asset could be below its carrying amount. The Company’s indefinite-lived intangible assets include trade names associated primarily with the MRL, TBEI and JJE acquisitions that were completed in 2019, 2017 and 2016, respectively.
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
In 2020, the Company performed a combination of qualitative and quantitative impairment tests over its indefinite-lived intangible assets. The fair value of the indefinite-lived intangible asset that was quantitatively tested for impairment exceeded its carrying value by approximately 70%, and, therefore, no impairment was recognized. This valuation was prepared by a third-party valuation specialist. Further, the Company concluded that it was not “more likely than not” that the fair value of indefinite-lived intangible assets that were qualitatively tested for impairment were less than the carrying amounts. Accordingly, further quantitative testing was not required to be performed.
The Company had no indefinite-lived intangible asset impairments in 2020, 2019 or 2018. Although the Company believes its estimates of fair value are reasonable, actual financial results could differ from estimated financial results due to the inherent uncertainty involved in making such estimates. The use of alternative estimates and assumptions could increase or decrease the estimated fair value of the assets and potentially result in different impacts to the Company’s results of operations. Actual results may differ from the Company’s estimates.
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
At December 31, 2020, the total valuation allowance recorded against the Company’s deferred tax assets was $8.8 million, comprised of a $4.2 million valuation allowance recorded against state net operating loss carryforwards, a $3.1 million valuation allowance recorded against U.S. foreign tax credits, a $1.3 million valuation allowance recorded against foreign net deferred tax assets, and a $0.2 million valuation allowance recorded against other deferred tax assets.
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
Interest Rate Risk
The Company has certain debt instruments which subject it to market risk associated with movements in interest rates. The fair value of the Company’s total debt obligations held at December 31, 2020 was $210.0 million. From time to time, the Company may enter into interest rate swaps as a means of fixing the floating interest rate component on its variable-rate debt. At December 31, 2020, the Company had one interest rate swap outstanding. That swap had a notional amount of $75.0 million, and fixed the floating interest rate component on $75.0 million of the Company’s variable-rate debt. See Note 9 – Debt to the accompanying consolidated financial statements for a description of the Company’s debt agreements and interest rate swaps that were in place during 2020. A hypothetical 1% increase or decrease in variable interest rates on the Company’s total debt obligations as of December 31, 2020 would increase or decrease annual interest expense by approximately $1.3 million.
Foreign Exchange Rate Risk
Although the majority of the Company’s sales, expenses and cash flow are transacted in U.S. dollars, the Company has exposure to changes in foreign exchange rates, primarily the Canadian Dollar, Euro and British pound. The impact of currency movements on the Company’s financial results is largely mitigated by natural hedges in its operations. The Canadian operations of JJE primarily conduct business in Canadian dollars. Almost all other sales of product from the U.S. to other parts of the world are denominated in U.S. dollars. Sales from and within other currency zones are predominantly transacted in the currency of the country sourcing the product or service. Approximately 77% of the Company’s net sales are conducted within the U.S. and are transacted in U.S. dollars. The Company estimates that a 10% appreciation of the U.S. dollar against other currencies would reduce full-year net sales by approximately 2% and operating income by approximately 1%.
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
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Federal Signal Corporation and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and the financial statement schedule listed in the Index at Part IV, Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.
Adoption of Topic 842, Leases
The Company changed its method of accounting for leases in the year ended December 31, 2019, due to adoption of Accounting Standards Update (“ASU”) No. 2016-02, Leases (“Topic 842”) and ASU No. 2018-11, Leases (Topic 842): Targeted Improvements using the alternative transition method outlined in ASU No. 2018-11, Leases (Topic 842): Targeted Improvements which permits application of the new guidance at the beginning of the period of adoption.
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
A quantitative approach is performed by comparing the fair value of a reporting unit with its carrying amount (“quantitative assessment”).

For reporting units evaluated for impairment using the quantitative assessment, the Company determines the fair value of each reporting unit using both the income approach and the market approach. The income approach requires management to make a number of business and valuation assumptions for each reporting unit including annual assumptions of projected sales, cost of sales, operating expenses, earnings before interest, income taxes, depreciation, and amortization (“EBITDA”) and discount rates. The market approach requires management to estimate fair value using marketplace fair value data derived from a comparable industry grouping of publicly traded companies and from pricing multiples implied from sales of companies similar to the Company’s reporting units (“market multiples”). The Company’s goodwill balance was $394.2 million as of December 31, 2020. No impairment was recognized in 2020.
We identified the valuation of goodwill for one of the Company’s reporting units as a critical audit matter due to the reporting unit’s historical performance as compared to projections and because the determination of reporting unit fair value was based on significant assumptions that are sensitive to changes and are affected by expected future market and economic conditions. Auditing management’s judgments used in the quantitative assessment regarding significant assumptions related to projected sales, cost of sales, operating expenses, and EBITDA (“forecasts”) as well as the selection of multiples applied to management’s projected sales and EBITDA estimates for this reporting unit required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the Company’s forecasts and the selection of market multiples for this reporting unit included the following, among others:
•We tested the design and operating effectiveness of controls over the annual goodwill impairment assessment, including those over the forecasts and the market multiples.
•We evaluated management’s ability to accurately forecast projected sales, cost of sales, operating expenses and EBITDA by comparing actual results to management’s historical forecasts.
•We evaluated the reasonableness of management’s forecasts by comparing the forecasts to:
◦Internal communications to management and the Board of Directors.
◦Comparing the forecasts to historical results, third-party economic research, industry performance, and peer company performance.
◦Actual results from the October 31, 2020, annual measurement date to December 31, 2020.
•We performed sensitivity analyses to evaluate the risk of impairment if key assumptions are changed.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology and (2) market multiples by performing certain procedures, that included:
◦Evaluating whether the fair value models being used are appropriate considering the Company’s circumstances and valuation premise identified.
◦Evaluating the market multiples by considering (1) the selected comparable industry grouping of publicly traded companies, (2) the selected sales of companies similar to the Company’s reporting unit, and (3) the adjustments made for differences in growth prospects and risk profiles between the reporting unit and the comparable industry grouping of publicly traded companies.
◦Testing the underlying source information and mathematical accuracy of the calculations.
/s/ Deloitte & Touche LLP
Chicago, Illinois
February 25, 2021

We have served as the Company’s auditor since 2013.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Federal Signal Corporation
Oak Brook, Illinois
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Federal Signal Corporation and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the financial statements, as of and for the year ended December 31, 2020, of the Company and our report dated February 25, 2021 expressed an unqualified opinion on those financial statements.
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
/s/ Deloitte & Touche LLP
Chicago, Illinois
February 25, 2021

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
(in millions, except per share data)	2020	2019	2018
Net sales	$1,130.8	$1,221.3	$1,089.5
Cost of sales	837.2	898.5	807.4
Gross profit	293.6	322.8	282.1
Selling, engineering, general and administrative expenses	158.8	173.2	159.1
Acquisition and integration-related expenses	2.1	2.5	1.5
Restructuring	1.3	—	—
Operating income	131.4	147.1	121.5
Interest expense	5.7	7.9	9.3
Other expense, net	1.1	0.6	0.6
Income before income taxes	124.6	138.6	111.6
Income tax expense	28.5	30.2	17.9
Income from continuing operations	96.1	108.4	93.7
Gain from discontinued operations and disposal, net of tax	0.1	0.1	0.3
Net income	$96.2	$108.5	$94.0
Basic earnings per share:
Earnings from continuing operations	$1.59	$1.80	$1.56
Earnings from discontinued operations and disposal, net of tax	0.00	0.00	0.01
Net earnings per share	$1.59	$1.80	$1.57
Diluted earnings per share:
Earnings from continuing operations	$1.56	$1.76	$1.53
Earnings from discontinued operations and disposal, net of tax	0.00	0.00	0.01
Net earnings per share	$1.56	$1.76	$1.54
Weighted average shares outstanding:
Basic	60.3	60.2	59.9
Diluted	61.7	61.6	61.2
See notes to consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
(in millions)	2020	2019	2018
Net income	$96.2	$108.5	$94.0
Other comprehensive income (loss):
Change in foreign currency translation adjustment	8.4	1.8	(6.4)
Change in unrecognized net actuarial loss and prior service cost related to pension benefit plans, net of income tax (benefit) expense of $(2.2), $1.9 and $(0.6), respectively	(8.0)	7.1	(3.7)
Change in unrealized net gain on derivatives, net of income tax (benefit) expense of $(1.0), $(0.3) and $0.1, respectively	(3.0)	(0.7)	0.3
Total other comprehensive (loss) income	(2.6)	8.2	(9.8)
Comprehensive income	$93.6	$116.7	$84.2
See notes to consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31,
(in millions, except per share data)	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$81.7	$31.6
Accounts receivable, net of allowances for doubtful accounts of $2.9 and $2.4, respectively	127.0	134.2
Inventories	185.0	182.9
Prepaid expenses and other current assets	11.8	12.0
Total current assets	405.5	360.7
Properties and equipment, net	106.9	91.9
Rental equipment, net	113.3	115.4
Operating lease right-of-use assets	21.9	27.6
Goodwill	394.2	388.8
Intangible assets, net	153.5	162.9
Deferred tax assets	9.5	10.0
Deferred charges and other long-term assets	3.8	7.9
Long-term assets of discontinued operations	0.2	0.3
Total assets	$1,208.8	$1,165.5
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term borrowings and finance lease obligations	$0.2	$0.2
Accounts payable	51.6	65.0
Customer deposits	13.3	11.5
Accrued liabilities:
Compensation and withholding taxes	30.3	31.1
Current operating lease liabilities	8.2	8.2
Other current liabilities	44.7	44.0
Current liabilities of discontinued operations	0.1	0.2
Total current liabilities	148.4	160.2
Long-term borrowings and finance lease obligations	209.8	220.3
Long-term operating lease liabilities	15.5	21.6
Long-term pension and other post-retirement benefit liabilities	54.0	50.9
Deferred tax liabilities	53.7	52.7
Other long-term liabilities	24.5	17.3
Long-term liabilities of discontinued operations	0.8	0.9
Total liabilities	506.7	523.9
Stockholders’ equity:
Common stock, $1 par value per share, 90.0 shares authorized, 67.8 and 66.9 shares issued, respectively	67.8	66.9
Capital in excess of par value	240.8	228.6
Retained earnings	605.0	528.2
Treasury stock, at cost, 7.3 and 6.4 shares, respectively	(119.8)	(93.0)
Accumulated other comprehensive loss	(91.7)	(89.1)
Total stockholders’ equity	702.1	641.6
Total liabilities and stockholders’ equity	$1,208.8	$1,165.5
See notes to consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(in millions)	2020	2019	2018
Operating activities:
Net income	$96.2	$108.5	$94.0
Adjustments to reconcile net income to net cash provided by operating activities:
Net gain on discontinued operations and disposal	(0.1)	(0.1)	(0.3)
Depreciation and amortization	44.8	41.5	36.4
Deferred financing costs	0.3	0.3	0.4
Deferred gain	—	—	(1.9)
Stock-based compensation expense	8.4	8.8	7.6
Pension-related expense, net of funding	(6.6)	(0.1)	(7.8)
Changes in fair value of contingent consideration and deferred payment	(0.1)	1.0	1.1
Payments for acquisition-related activity	—	(3.1)	—
Deferred income taxes, including change in valuation allowance	5.8	3.3	(5.6)
Changes in operating assets and liabilities:
Accounts receivable	8.6	(4.7)	(7.9)
Inventories	2.5	(10.4)	(22.6)
Prepaid expenses and other current assets	(0.6)	(2.2)	(1.0)
Rental equipment	(16.9)	(35.5)	(30.6)
Accounts payable	(13.9)	(6.6)	15.6
Customer deposits	1.7	(5.1)	3.7
Accrued liabilities	(1.2)	2.8	8.2
Income taxes	1.3	1.3	2.2
Other	6.1	3.7	1.3
Net cash provided by continuing operating activities	136.3	103.4	92.8
Net cash used for discontinued operating activities	(0.1)	(0.3)	—
Net cash provided by operating activities	136.2	103.1	92.8
Investing activities:
Purchases of properties and equipment	(29.7)	(35.4)	(14.1)
(Payments for) proceeds from acquisition-related activity	(5.4)	(49.6)	3.0
Other, net	0.7	0.6	0.1
Net cash used for investing activities	(34.4)	(84.4)	(11.0)
Financing activities:
(Decrease) increase in revolving lines of credit, net	(11.8)	7.4	(62.1)
Payments of debt financing fees	—	(1.0)	—
Purchases of treasury stock	(13.7)	(1.0)	(1.2)
Redemptions of common stock to satisfy withholding taxes related to stock-based compensation	(9.1)	(2.1)	(0.5)
Payments for acquisition-related activity	—	(10.3)	—
Cash dividends paid to stockholders	(19.4)	(19.3)	(18.7)
Proceeds from stock compensation activity	0.6	1.7	1.3
Net cash used for financing activities	(53.4)	(24.6)	(81.2)
Effects of foreign exchange rate changes on cash and cash equivalents	1.7	0.1	(0.7)
Increase (decrease) in cash and cash equivalents	50.1	(5.8)	(0.1)
Cash and cash equivalents at beginning of year	31.6	37.4	37.5
Cash and cash equivalents at end of year	$81.7	$31.6	$37.4
See notes to consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions, except per share data)	Common Stock Par Value	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2018	$66.1	$207.7	$346.6	$(86.1)	$(76.9)	$457.4
Net income			94.0			94.0
Total other comprehensive loss					(9.8)	(9.8)
Cash dividends declared ($0.31 per share)			(18.7)			(18.7)
Impact of adoption of ASU 2018-02			10.6		(10.6)	—
Stock-based payments:
Stock-based compensation		7.0				7.0
Stock option exercises and other	0.3	2.3		(1.2)		1.4
Stock repurchase program				(1.2)		(1.2)
Balance at December 31, 2018	66.4	217.0	432.5	(88.5)	(97.3)	530.1
Net income			108.5			108.5
Total other comprehensive income					8.2	8.2
Cash dividends declared ($0.32 per share)			(19.3)			(19.3)
Impact of adoption of ASU 2016-02			6.5			6.5
Stock-based payments:
Stock-based compensation		8.1				8.1
Stock option exercises and other	0.4	3.6		(2.6)		1.4
Performance share unit transactions	0.1	(0.1)		(0.9)		(0.9)
Stock repurchase program				(1.0)		(1.0)
Balance at December 31, 2019	66.9	228.6	528.2	(93.0)	(89.1)	641.6
Net income			96.2			96.2
Total other comprehensive loss					(2.6)	(2.6)
Cash dividends declared ($0.32 per share)			(19.4)			(19.4)
Stock-based payments:
Stock-based compensation		7.8				7.8
Stock option exercises and other	0.7	4.6		(10.2)		(4.9)
Performance share unit transactions	0.2	(0.2)		(2.9)		(2.9)
Stock repurchase program				(13.7)		(13.7)
Balance at December 31, 2020	$67.8	$240.8	$605.0	$(119.8)	$(91.7)	$702.1
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
The Company’s fiscal year ends on December 31. All references to 2020, 2019 and 2018 relate to the fiscal year unless otherwise indicated.
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
New Accounting Standards Adopted in 2020
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
In August 2018, the FASB issued ASU No. 2018-14, Compensation–Retirement Benefits–Defined Benefit Plans–General (Subtopic 715-20), Disclosure Framework–Changes to the Disclosure Requirements for Defined Benefit Plans, which modifies the disclosure requirements for employers that sponsor defined benefit pension and other postretirement plans. The ASU is effective for fiscal years ending after December 15, 2020 and was adopted by the Company in the fourth quarter of 2020. The adoption of this ASU did not have a material impact on the Company’s disclosures in its consolidated financial statements.
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
The Company incurs foreign currency transaction gains or losses, related to transactions that are denominated in a currency other than the functional currency, which are recognized in the Consolidated Statements of Operations as a component of Other expense, net. For the years ended December 31, 2020 and 2019, the Company realized foreign currency transaction gains of $0.4 million and $0.1 million, respectively, and in the year ended December 31, 2018, the Company incurred foreign currency transaction losses of $0.4 million.
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
Properties and Equipment
Properties and equipment are stated at cost, net of accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets. Useful lives generally range from eight to 40 years for buildings and three to 15 years for machinery and equipment. Leasehold improvements are depreciated over the shorter of the remaining life of the lease or the useful life of the improvement. Depreciation expense is primarily included as a component of Cost of sales on the Consolidated Statements of Operations, with depreciation expense associated with certain assets used for administrative purposes being presented within Selling, engineering, general and administrative (“SEG&A”) expenses. Depreciation expense, which includes depreciation on rental equipment, was $35.2 million, $32.7 million and $28.4 million in the years ended December 31, 2020, 2019 and 2018, respectively.
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
Goodwill
Goodwill represents the excess of the cost of an acquired business over the amounts assigned to its net assets. Goodwill is not amortized but is tested for impairment at a reporting unit level on an annual basis or more frequently if indicators of impairment exist. The Company performed its annual goodwill impairment test as of October 31, 2020.
In testing the goodwill of its reporting units for potential impairment, the Company applies either a qualitative or quantitative test, in accordance with Accounting Standards Codification (“ASC”) 350, Intangibles – Goodwill and Other.
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
In 2020, the Company performed a combination of qualitative and quantitative impairment tests to assess the goodwill of its reporting units for potential impairment. For one reporting unit, a quantitative impairment test was performed, using a combination of the income and market approaches to determine the fair value of the reporting unit. The fair value of the reporting unit exceeded its carrying values by approximately 50%, and, therefore, no impairment was recognized. For its other reporting units, the Company applied the qualitative approach to assess the goodwill of its reporting units for potential impairment and concluded that it was not “more likely than not” that the fair value of the Company’s reporting units were less than their carrying values. Accordingly, further quantitative testing was not required to be performed.
In 2019, the Company applied the quantitative approach to assess the goodwill of its reporting units for potential impairment, using a combination of the income and market approaches to determine the fair value of its reporting units. The fair values of the Company’s reporting units exceeded their carrying values by more than 20%, and, therefore, no impairment was recognized.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
The Company applied the qualitative approach to assess the goodwill of its reporting units for potential impairment in 2018 and concluded that it was not “more likely than not” that the fair value of the Company’s reporting units were less than their carrying values. Accordingly, further quantitative testing was not required to be performed.
The Company had no goodwill impairments in 2020, 2019 or 2018. See Note 8 – Goodwill and Other Intangible Assets for a summary of the Company’s goodwill by segment.
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
In 2020 and 2019, the Company performed a combination of qualitative and quantitative impairment tests over its indefinite-lived intangible assets. The fair value of the indefinite-lived intangible assets that were quantitatively tested for impairment significantly exceeded their carrying value, and, therefore, no impairment was recognized. Further, the Company concluded that it was not “more likely than not” that the fair value of indefinite-lived intangible assets that were qualitatively tested for impairment were less than the carrying amounts. Accordingly, further quantitative testing was not required to be performed.
The Company applied the qualitative approach to assess its indefinite-lived intangible assets for impairment in 2018 and concluded that it was not “more likely than not” that the fair value of indefinite-lived intangible assets were less than the carrying amounts. Accordingly, further quantitative testing was not required to be performed.
The Company had no indefinite-lived intangible asset impairments in 2020, 2019 or 2018. See Note 8 – Goodwill and Other Intangible Assets for a summary of the Company’s intangible assets.
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
The Company also sells optional service-type warranty contracts that extend coverage beyond the initial term of the express warranty period. At the time of sale, revenue related to the service-type warranty contract is deferred and typically recognized as income on a straight-line basis over the life of the contract. As of December 31, 2020 and 2019, deferred revenue associated with service-type warranty contracts was $4.2 million and $3.3 million, respectively, and was included within Other current liabilities and Other long-term liabilities on the Consolidated Balance Sheets. Costs under service-type warranty contracts are expensed as incurred.

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
The weighted-average discount rate used to measure pension liabilities and costs is selected using a hypothetical portfolio of high-quality bonds that would provide the necessary cash flow to match the projected benefit payments of the plans. The discount rate represents the rate at which our benefit obligations could effectively be settled as of the year-end measurement date. The weighted-average discount rate used to measure pension liabilities decreased from 2019 to 2020. See Note 11 – Pension and Other Post-Employment Plans for further discussion.
The expected long-term rate of return on plan assets is based on historical and expected returns for the asset classes in which the plans are invested. The Company references published mortality tables and scales in determining its estimate of future mortality.
Revenue Recognition
See Note 3 – Revenue Recognition for discussion regarding the Company’s revenue recognition accounting policies.
Product Shipping Costs
Product shipping costs are expensed as incurred and are included within Cost of sales.
Research and Development
The Company invests in research to support development of new products and the enhancement of existing products and services. Expenditures for research and development by the Company were $12.2 million in 2020, $13.6 million in 2019 and $13.0 million in 2018, and are included within SEG&A expenses.
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

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
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
Acquisition of Public Works Equipment and Supply, Inc.
On June 12, 2020, the Company acquired certain assets and operations of Public Works Equipment and Supply, Inc. (“PWE”), a distributor of maintenance and infrastructure equipment covering North Carolina, South Carolina and parts of Tennessee. The acquisition included cash consideration of $6.2 million, which included a payment to acquire certain inventory and fixed assets at closing. As the acquisition closed on June 12, 2020, the assets and liabilities of PWE have been consolidated into the Company’s Consolidated Balance Sheet as of December 31, 2020, and the post-acquisition results of operations have been included in the Consolidated Statements of Operations, within the Environmental Solutions Group.
The assets acquired and liabilities assumed in the PWE acquisition have been measured at their fair values at the acquisition date, resulting in $2.5 million of goodwill, which is deductible for tax purposes. As of December 31, 2020, the Company’s purchase price allocation is considered to be final.
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

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
Acquisition of Mark Rite Lines Equipment Company, Inc.
On July 1, 2019, the Company completed the acquisition of substantially all of the assets and operations of Mark Rite Lines Equipment Company, Inc. (“MRL”), a U.S. manufacturer of truck-mounted and ride-on road-marking and line-removal equipment, including its wholly-owned subsidiary HighMark Traffic Services, Inc. The Company expects that MRL will provide an efficient entry into a new line of product offerings and access to new markets. As the acquisition closed on July 1, 2019, the assets and liabilities of MRL have been consolidated into the Consolidated Balance Sheet as of December 31, 2020, while the post-acquisition results of operations have been included in the Consolidated Statements of Operations, within the Environmental Solutions Group.
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
The Company’s purchase price allocation was finalized during the year ended December 31, 2019. The following table summarizes the fair value of assets acquired and liabilities assumed as of the acquisition date:

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
During the years ended December 31, 2020, 2019 and 2018, the Company’s Environmental Solutions recorded net sales of $1.3 million, $3.3 million and $1.7 million respectively, relating to products sold to Ingenieria Y Servicios Orbitec SPA, an entity which is majority-owned by affiliates of the former owners of Joe Johnson Equipment, Inc. and Joe Johnson Equipment (USA), Inc. (collectively, “JJE”).

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
Information relating to the disaggregation of Net sales by geographic region, based on the location of the end-customer, is included in Note 17 – Segment Information. The following table presents the Company’s Net sales disaggregated by major product line:

(in millions)	2020	2019
Environmental Solutions
Vehicles and equipment (a)	$719.3	$788.7
Parts	129.4	132.8
Rental income (b)	36.6	46.2
Other (c)	30.5	25.2
Total net sales	915.8	992.9
Safety and Security Systems
Public safety and security equipment	132.6	133.5
Industrial signaling equipment	50.8	59.3
Warning systems	31.6	35.6
Total net sales	215.0	228.4
Total net sales	$1,130.8	$1,221.3
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
Contract Balances
The Company recognizes contract liabilities when cash payments, such as customer deposits, are received in advance of the Company’s satisfaction of the related performance obligations. Contract liabilities are recognized as Net sales when the related performance obligations are satisfied, which generally occurs within three to six months of the cash receipt. Contract liability balances are not materially impacted by any other factors. The Company’s contract liabilities were $17.0 million and $13.9 million, as of December 31, 2020 and 2019, respectively. Contract assets, such as unbilled receivables, were not material as of any of the periods presented herein.
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
NOTE 4 – LEASES
The Company leases certain facilities within the U.S., Europe and Canada from which the Company manufactures vehicles and equipment, and provides sales, service and/or equipment rentals. Some of the Company’s lease agreements contain options to renew. The Company also leases vehicles and various other equipment. The Company’s lease agreements may contain lease and non-lease components, which are accounted for separately. Leases with an initial term of twelve months or less are not recorded on the Consolidated Balance Sheets.
In connection with acquisitions completed in recent years, the Company has entered into certain lease agreements for facilities owned by affiliates of the sellers. All lease agreements contain an annual rent that is considered to be market-based. Total rent paid under these arrangements was $1.5 million, $0.8 million and $0.3 million during the years ended December 31, 2020, 2019 and 2018, respectively. The Company’s total lease liabilities under these agreements were $4.7 million as of both December 31, 2020 and 2019.

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
The following table summarizes the Company’s total lease costs and supplemental cash flow information arising from operating lease transactions:

(in millions)	For the Years Ended December 31,
	2020	2019
Total operating lease costs (a)	$13.3	$12.6

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	9.2	8.6
(a)     Includes short-term leases and variable lease costs. Total rental expense on all operating leases previously reported under ASC 840, Leases was $8.8 million in 2018.
The following table summarizes the components of lease right-of-use assets and liabilities:

(in millions)	2020	2019	Affected Line Item in Consolidated Balance Sheets
Assets
Operating lease right-of-use assets	$21.9	$27.6	Operating lease right-of-use assets
Finance lease right-of-use assets	0.6	0.6	Properties and equipment, net
Total lease right-of-use assets	$22.5	$28.2

Liabilities
Current:
Operating leases	$8.2	$8.2	Current operating lease liabilities
Finance leases	0.2	0.2	Current portion of long-term borrowings and finance lease obligations
Noncurrent:
Operating leases	15.5	21.6	Long-term operating lease liabilities
Finance leases	0.4	0.4	Long-term borrowings and finance lease obligations
Total lease liabilities	$24.3	$30.4
The weighted-average remaining lease terms and discount rates of the Company’s operating leases were as follows:

	2020	2019
Weighted-average remaining lease term of operating leases	3.3 years	3.8 years
Weighted-average discount rate of operating leases	3.5%	3.8%

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
Maturities of operating lease liabilities as of December 31, 2020 were as follows:

(in millions)
2021	$8.9
2022	7.9
2023	4.9
2024	1.9
2025	0.5
Thereafter	0.9
Total lease payments	25.0
Less: Imputed interest	1.3
Present value of operating lease liabilities	$23.7
NOTE 5 — INVENTORIES
The following table summarizes the components of inventories:

(in millions)	2020	2019
Finished goods	$95.3	$86.8
Raw materials	76.6	79.5
Work in process	13.1	16.6
Total inventories	$185.0	$182.9
NOTE 6 — PROPERTIES AND EQUIPMENT, NET
The following table summarizes the components of properties and equipment, net:

(in millions)	2020	2019
Land	$4.8	$4.3
Buildings and improvements	63.3	53.9
Machinery and equipment	175.0	159.2
Total property and equipment, at cost	243.1	217.4
Less: Accumulated depreciation	136.2	125.5
Properties and equipment, net	$106.9	$91.9
NOTE 7 — RENTAL EQUIPMENT, NET
The following table summarizes the components of rental equipment, net:

(in millions)	2020	2019
Rental equipment	$156.8	$149.0
Less: Accumulated depreciation	43.5	33.6
Rental equipment, net	$113.3	$115.4
Rental income associated with the Company’s equipment rental activity, which is included as a component of Net sales on the Consolidated Statements of Operations, totaled $36.6 million in 2020, $46.2 million in 2019 and $41.8 million in 2018.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
NOTE 8 — GOODWILL AND OTHER INTANGIBLE ASSETS
The following table summarizes the carrying amount of goodwill and changes in the carrying amount of goodwill, by segment:

(in millions)	Environmental Solutions	Safety & Security Systems	Total
Balance at December 31, 2018	$263.2	$111.9	$375.1
Acquisitions	13.9	—	13.9
Translation adjustments	0.2	(0.4)	(0.2)
Balance at December 31, 2019	277.3	111.5	388.8
Acquisitions	2.5	—	2.5
Translation adjustments	0.1	2.8	2.9
Balance at December 31, 2020	$279.9	$114.3	$394.2
The following table summarizes the gross carrying amount and accumulated amortization of intangible assets for each major class of intangible assets:

	2020			2019
(in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Definite-lived intangible assets:
Customer relationships (a)	$108.6	$(29.6)	$79.0	$108.6	$(20.5)	$88.1
Other (a)	4.4	(2.3)	2.1	4.2	(1.6)	2.6
Total definite-lived intangible assets	113.0	(31.9)	81.1	112.8	(22.1)	90.7
Indefinite-lived intangible assets:
Trade names	72.4	—	72.4	72.2	—	72.2
Total indefinite-lived intangible assets	72.4	—	72.4	72.2	—	72.2
Total intangible assets	$185.4	$(31.9)	$153.5	$185.0	$(22.1)	$162.9
(a)    Average useful life of customer relationships and other definite-lived intangible assets are estimated to be approximately 12 years and eight years, respectively. The average useful life across all definite-lived intangible assets is estimated to be approximately 12 years.
Amortization expense for the years ended December 31, 2020, 2019 and 2018 was $9.6 million, $8.8 million and $8.0 million respectively.
The Company currently estimates that aggregate amortization expense will be approximately $9.6 million in 2021, $9.5 million in 2022, $9.3 million in 2023, $9.3 million in 2024, $9.3 million in 2025 and $34.1 million thereafter. Actual amounts of amortization may differ from estimated amounts due to additional intangible asset acquisitions, changes in foreign currency rates, impairment of intangible assets and other events.
NOTE 9 — DEBT
The following table summarizes the components of Long-term borrowings and finance lease obligations:

(in millions)	2020	2019
2019 Credit Agreement	$209.4	$219.9
Finance lease obligations	0.6	0.6
Total long-term borrowings and finance lease obligations, including current portion	210.0	220.5
Less: Current finance lease obligations	0.2	0.2
Total long-term borrowings and finance lease obligations	$209.8	$220.3
As more fully described within Note 18 – Fair Value Measurements, the Company uses a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The fair value of long-term debt is based on interest rates that we believe are currently available to us for issuance of debt with similar terms and remaining maturities (Level 2 input).

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
The following table summarizes the carrying amounts and fair values of the Company’s financial instruments:

	2020		2019
(in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value
Long-term borrowings (a)	$210.0	$210.0	$220.5	$220.5
(a)    Long-term borrowings includes current portions of finance lease obligations of $0.2 million and $0.2 million as of December 31, 2020 and 2019, respectively.
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
The Company is subject to certain net leverage ratio and interest coverage ratio financial covenants under the 2019 Credit Agreement that are to be measured at each fiscal quarter-end. The Company was in compliance with all such covenants as of December 31, 2020. The 2019 Credit Agreement also includes a series of “covenant holiday” periods, which allow for the temporary increase of the minimum net leverage ratio following the completion of a permitted acquisition, or a series of acquisitions, when the aggregate consideration over a period of twelve months exceeds $75 million. In addition, the 2019 Credit Agreement includes customary negative covenants, subject to certain exceptions, restricting or limiting the Company’s and its subsidiaries’ ability to, among other things: (i) make non-ordinary course dispositions of assets; (ii) make certain fundamental business changes, such as mergers, consolidations or any similar combination; (iii) make restricted payments, including dividends and stock repurchases; (iv) incur indebtedness; (v) make certain loans and investments; (vi) create liens; (vii) transact with affiliates; (viii) enter into sale/leaseback transactions; (ix) make negative pledges; and (x) modify subordinated debt documents.
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

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
As of December 31, 2020, there was $209.4 million of cash drawn and $10.3 million of undrawn letters of credit under the 2019 Credit Agreement, with $280.3 million of net availability for borrowings.
The following table summarizes the gross borrowings and gross payments under the Company’s revolving credit facilities:

	For the Years Ended December 31,
(in millions)	2020	2019	2018
Gross borrowings	$82.6	$84.0	$8.0
Gross payments	94.4	76.6	70.1
Aggregate maturities of total borrowings due amount to approximately $0.2 million in 2021, $0.2 million in 2022, $0.1 million in 2023 and $209.5 million in 2024. The weighted average interest rate on long-term borrowings was 1.7% at December 31, 2020.
The Company paid interest of $5.4 million in 2020, $7.8 million in 2019 and $8.7 million in 2018.
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
As a result of the application of hedge accounting treatment, all unrealized gains and losses related to the derivative instrument are recorded in Accumulated other comprehensive loss and are reclassified into operations in the same period in which the hedged transaction affects earnings. The gain on the termination of the 2017 Swap has been included in Accumulated other comprehensive loss and was reclassified into earnings ratably through June 2, 2020. Hedge effectiveness is assessed quarterly. We do not use derivative instruments for trading or speculative purposes.
The fair value of the Company’s interest rate swaps is derived from a discounted cash flow analysis based on the terms of the contract and the interest rate curve (Level 2 inputs) and measured on a recurring basis in our Consolidated Balance Sheets.
At December 31, 2020, the fair value of the 2019 Swap was a liability of $3.0 million, which was included in Other long-term liabilities on the Consolidated Balance Sheet. At December 31, 2019, the fair value of the 2019 Swap was an asset of $0.9 million, which was included in Deferred charges and other long-term assets on the Consolidated Balance Sheet. During the years ended December 31, 2020 and 2019, unrealized pre-tax losses of $3.9 million and $1.0 million, respectively, were recorded in Accumulated other comprehensive loss, whereas during the year ended December 31, 2018, an unrealized pre-tax gain of $0.4 million was recorded in Accumulated other comprehensive loss.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
NOTE 10 — INCOME TAXES
The following table summarizes the income tax expense from continuing operations:

(in millions)	2020	2019	2018
Current tax expense (benefit):
Federal	$16.4	$20.7	$17.8
Foreign	1.4	0.4	(0.1)
State and local	5.1	6.0	5.7
Total current tax expense	22.9	27.1	23.4
Deferred tax expense (benefit):
Federal	2.7	2.8	0.6
Foreign	3.1	2.2	(6.5)
State and local	(0.2)	(1.9)	0.4
Total deferred tax expense (benefit)	5.6	3.1	(5.5)
Total income tax expense	$28.5	$30.2	$17.9
The following table summarizes the differences between the statutory federal income tax rate and the effective income tax rate from continuing operations:

	2020	2019	2018
Statutory federal income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	3.5	3.2	4.5
Valuation allowance	0.1	(0.6)	—
Tax planning benefits, excluding valuation allowance effects	—	—	(8.1)
Tax reserves	(0.1)	(0.4)	(0.3)
Tax credits	(0.3)	(0.4)	(0.3)
Foreign tax rate effects	0.8	0.4	0.3
Excess tax benefits from stock compensation activity	(2.9)	(1.2)	(0.8)
Other, net	0.8	(0.2)	(0.3)
Effective income tax rate	22.9%	21.8%	16.0%
The following table summarizes income before income taxes from continuing operations:

(in millions)	2020	2019	2018
U.S.	$107.4	$126.0	$100.6
Non-U.S.	17.2	12.6	11.0
Income before income taxes	$124.6	$138.6	$111.6
Summary
The Company recognized income tax expense of $28.5 million for the year ended December 31, 2020, compared to $30.2 million for the year ended December 31, 2019. The reduction in income tax expense in the current year was primarily due to lower earnings and a $1.9 million increase in excess tax benefits from stock compensation activity, partially offset by the non-recurrence of a $0.8 million tax benefit from the release of state deferred tax valuation allowance recognized in the prior year. The Company’s effective tax rate for the year ended December 31, 2020 was 22.9%, compared to 21.8% in 2019.
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
The Company paid income taxes of $22.3 million in 2020, $25.7 million in 2019 and $21.6 million in 2018.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

Deferred Taxes
The following table summarizes deferred income tax assets and liabilities of the Company’s continuing operations:

(in millions)	2020	2019
Deferred tax assets:
Properties and equipment	$2.6	$0.7
Accrued expenses	27.5	28.6
Stock-based compensation	3.7	3.9
Net operating loss and tax credit carryforwards	21.0	21.6
Goodwill and intangibles	1.7	1.5
Pension benefits	21.8	18.5
Gross deferred tax assets	78.3	74.8
Valuation allowance	(8.8)	(8.2)
Total deferred tax assets	69.5	66.6
Deferred tax liabilities:
Properties and equipment	(32.5)	(24.4)
Pension benefits	(12.1)	(11.3)
Goodwill and intangibles	(67.8)	(72.4)
Other	(1.2)	(1.1)
Gross deferred tax liabilities	(113.6)	(109.2)
Net deferred tax liabilities	$(44.1)	$(42.6)
The deferred tax asset for tax loss and tax credit carryforwards at December 31, 2020 includes state net operating loss carryforwards of $6.6 million and state income tax credits of $0.2 million, both of which will begin to expire in 2021, foreign net operating loss carryforwards of $11.1 million, which will begin to expire in 2025, and U.S. foreign tax credits of $3.1 million, which will begin to expire in 2023.
The deferred tax asset for tax loss and tax credit carryforwards at December 31, 2019, included federal net operating loss carryforwards of $0.1 million, state net operating loss carryforwards of $6.7 million, foreign net operating loss carryforwards of $11.7 million, and U.S. foreign tax credits of $3.1 million.
The $69.5 million of deferred tax assets at December 31, 2020, for which no valuation allowance is recorded, is anticipated to be realized through future taxable income or the future reversal of existing taxable temporary differences recorded as deferred tax liabilities at December 31, 2020. Should the Company determine that it would not be able to realize its remaining deferred tax assets in the future, an adjustment to the valuation allowance would be recorded in the period such determination is made.

Generally, the Company has considered cash and cash equivalents held by subsidiaries outside the U.S. to be permanently reinvested in its foreign operations and the Company’s current plans do not demonstrate a need to repatriate such cash to fund U.S. operations. However, in the event that these funds were needed to fund U.S. operations or to satisfy U.S. obligations, they generally could be repatriated. The repatriation of these funds may cause the Company to incur additional U.S. income tax expense, dependent on income tax laws and other circumstances at the time any such amounts were repatriated. As of December 31, 2020, the Company continues to assert that its undistributed earnings of certain foreign subsidiaries are indefinitely reinvested. It is not practicable to determine the income tax liability that would be payable if such earnings were not permanently reinvested.
Valuation Allowances
ASC 740, Income Taxes, requires that the future realization of deferred tax assets depends on the existence of sufficient taxable income in future periods. Possible sources of taxable income include taxable income in carryback periods, the future reversal of existing taxable temporary differences recorded as a deferred tax liability, tax-planning strategies that generate future income or gains in excess of anticipated losses in the carryforward period and projected future taxable income. If, based upon all available evidence, both positive and negative, it is more likely than not such deferred tax assets will not be realized, a valuation allowance is recorded. Significant weight is given to positive and negative evidence that is objectively verifiable. A company’s

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
three-year cumulative loss position is significant negative evidence in considering whether deferred tax assets are realizable and the accounting guidance restricts the amount of reliance the Company can place on projected taxable income to support the recovery of the deferred tax assets.
We continually evaluate the need to maintain a valuation allowance for deferred tax assets based on our assessment of whether it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income. Appropriate consideration is given to all available evidence, both positive and negative, in assessing the need for a valuation allowance.
At December 31, 2020, the total valuation allowance recorded against the Company’s deferred tax assets was $8.8 million, comprised of a $4.2 million valuation allowance recorded against state net operating loss carryforwards, a $3.1 million valuation allowance recorded against U.S. foreign tax credits, a $1.3 million valuation allowance recorded against foreign net deferred tax assets, and a $0.2 million valuation allowance recorded against other deferred tax assets.
Unrecognized Tax Benefits
The following table summarizes the activity related to the Company’s unrecognized tax benefits:

(in millions)	2020	2019	2018
Balance at January 1	$1.3	$1.6	$1.9
Increases related to current year tax	—	—	0.2
Increases from prior period positions	—	0.2	—
Decreases from settlements with tax authorities	—	(0.2)	—
Decreases due to lapse of statute of limitations	(0.1)	(0.3)	(0.5)
Balance at December 31	$1.2	$1.3	$1.6
The Company’s accounting policy is to recognize interest and penalties related to income tax matters in income tax expense. At December 31, 2020 and 2019, accruals for interest and penalties amounting to $0.4 million are included in the Consolidated Balance Sheets but are not included in the table above. At December 31, 2020 and 2019, liabilities for unrecognized tax benefits, including interest and penalties of $1.5 million were included within Other long-term liabilities on the Consolidated Balance Sheets. At December 31, 2020 and 2019, unrecognized tax benefits of $0.1 million were included as a component of Deferred tax liabilities on the Consolidated Balance Sheets.
All of the unrecognized tax benefits of $1.2 million and $1.3 million at December 31, 2020 and 2019, respectively, would impact our annual effective tax rate, if recognized. We do not expect any significant change to our unrecognized tax benefits as a result of potential expiration of statute of limitations or settlements with tax authorities within the next twelve months.
Status of Tax Returns
We file U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2017 through 2019 tax years generally remain subject to examination by federal tax authorities, whereas the 2016 through 2019 tax years generally remain subject to examination by most state tax authorities. In significant foreign jurisdictions, the tax years from 2016 through 2019 generally remain subject to examination by their respective tax authorities.
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
During the year ended December 31, 2018, the U.K. High Court ruled that certain formulas used to calculate guaranteed minimum pension (“GMP”) benefits violated gender-pay equality laws and, as a result, the Company recognized a $2.6 million increase to the benefit obligation of its non-U.S. benefit plan, with a corresponding adjustment to Prior service costs within Accumulated other comprehensive loss. In November 2020, the U.K. High Court further ruled that GMP equalization is

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
applicable to historical transfer payments made since 1990. The Company is currently evaluating the impact of these rulings on its non-U.S. benefit plan’s GMP benefit formulas and monitoring for additional regulatory and interpretive developments. While the non-U.S. benefit plan has not yet been amended to address GMP equalization, the Company has recognized the estimated incremental impact of the November 2020 ruling during the year ended December 31, 2020, resulting in a $0.2 million increase to the benefit obligation of its non-U.S. benefit plan, with a corresponding adjustment to Prior service costs within Accumulated other comprehensive loss. The prior service costs are amortized into net periodic benefit cost over the remaining average life expectancy of plan participants.
The following table summarizes net periodic pension (benefit) expense for the U.S. and non-U.S. benefit plans:

	U.S. Benefit Plan			Non-U.S. Benefit Plan
(in millions)	2020	2019	2018	2020	2019	2018
Company-sponsored plans:
Service cost	$—	$—	$—	$0.2	$0.2	$0.2
Interest cost	5.8	6.8	6.4	1.0	1.4	1.3
Expected return on plan assets	(9.2)	(8.7)	(8.7)	(1.9)	(2.0)	(2.2)
Amortization of prior service costs	—	—	—	0.1	0.1	—
Amortization of actuarial losses	3.2	2.6	3.0	0.5	0.7	0.6
Net periodic pension (benefit) expense	$(0.2)	$0.7	$0.7	$(0.1)	$0.4	$(0.1)
The items that comprise Net periodic pension (benefit) expense, other than service cost, are included as a component of Other expense, net on the Consolidated Statements of Operations.
The following table summarizes the weighted-average assumptions used in determining pension costs:

	U.S. Benefit Plan			Non-U.S. Benefit Plan
	2020	2019	2018	2020	2019	2018
Discount rate	3.5%	4.4%	3.7%	2.0%	2.8%	2.5%
Expected long-term rate of return on plan assets	7.4%	7.0%	7.0%	3.6%	4.2%	4.2%
The following table summarizes the changes in the projected benefit obligation and plan assets:

	U.S. Benefit Plan		Non-U.S. Benefit Plan
(in millions)	2020	2019	2020	2019
Benefit obligation, beginning of year	$169.4	$161.6	$52.3	$49.8
Service cost	—	—	0.2	0.2
Interest cost	5.8	6.8	1.0	1.4
Actuarial loss	15.2	10.8	5.1	2.0
Benefits and expenses paid	(10.2)	(9.8)	(3.0)	(3.1)
Amendments (a)	—	—	0.2	—
Foreign currency translation	—	—	1.8	2.0
Benefit obligation, end of year	$180.2	$169.4	$57.6	$52.3
Accumulated benefit obligation, end of year	$180.2	$169.4	$57.6	$52.3
(a)    While the non-U.S. benefit plan has not yet been amended, this component of the change to the benefit obligation of the non-U.S. benefit plan during the year ended December 31, 2020 represents the estimated incremental impact of the November 2020 U.K. High Court ruling, as described above.
The following table summarizes the weighted-average assumptions used in determining benefit obligations:

	U.S. Benefit Plan		Non-U.S. Benefit Plan
	2020	2019	2020	2019
Discount rate	2.8%	3.5%	1.3%	2.0%

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
The following summarizes the changes in the fair value of plan assets:

	U.S. Benefit Plan		Non-U.S. Benefit Plan
(in millions)	2020	2019	2020	2019
Fair value of plan assets, beginning of year	$131.6	$118.8	$55.2	$47.7
Actual return on plan assets (a)	16.1	22.6	2.2	7.2
Company contribution	5.0	—	1.3	1.3
Benefits and expenses paid	(10.2)	(9.8)	(3.0)	(3.1)
Foreign currency translation	—	—	1.7	2.1
Fair value of plan assets, end of year	$142.5	$131.6	$57.4	$55.2
(a)    Actual return on plan assets of the U.S. benefit plan for the years ended December 31, 2020 and 2019, was net of fees, commissions and other expenses paid from plan assets of $2.0 million and $1.9 million, respectively.
As more fully described within Note 18 – Fair Value Measurements, the Company uses a three-level fair value hierarchy that prioritizes the inputs used to measure fair value.
Following is a description of the valuation methodologies used for assets measured at fair value for the U.S. benefit plan:
•Cash and cash equivalents are comprised of cash on deposit and a money market fund, that invests principally in short-term instruments. The money-market fund is valued at the net asset value (“NAV”) of the shares in the fund.
•Equity investments represent domestic and foreign securities, including common stock, which are publicly traded on active exchanges and are valued based on quoted market prices. Certain equity securities, which are valued using a model that takes the underlying security’s “best” price, divides it by the applicable exchange rate and multiplies the result by a depository receipt factor, are categorized within Level 2 of the fair value hierarchy.
•Fixed income investments include corporate bonds, asset-backed securities and treasury bonds. Corporate bonds are valued using pricing models that include bids provided by brokers or dealers, benchmark yields, base spreads and reported trades. Asset-backed securities are valued using models with readily observable data as inputs. Treasury bonds are valued based on quoted market prices in active markets.
•Real estate investments include public real estate investment trusts (“REIT”) and exchange traded REIT funds, which are publicly traded on active exchanges and are valued based on quoted market prices.
Following is a description of the valuation methodologies used for assets measured at fair value for the non-U.S. benefit plan:
•Cash and cash equivalents are comprised of cash on deposit and a money market fund, that invests principally in short-term instruments. The money-market fund is valued at the NAV of the shares in the fund.
•Diversified investment funds and insurance-linked securities are valued based on a daily NAV per share measured by the fund sponsor and used as the basis for current transactions.
•Fixed income investments include treasury securities, which are valued based on quoted market prices in active markets, and corporate bonds which are either valued based on quoted market prices in active markets or other readily observable market data.
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

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

The following summarizes the Company’s pension assets in a three-tier fair value hierarchy for its benefit plans:

	U. S. Benefit Plan
	2020				2019
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$4.4	$—	$—	$4.4	$4.0	$—	$—	$4.0
Equity investments:
U.S. Large Cap	36.3	—	—	36.3	46.1	—	—	46.1
U.S. Small and Mid Cap	24.6	—	—	24.6	23.8	—	—	23.8
Developed international	10.2	9.5	—	19.7	7.1	5.9	—	13.0
Emerging markets	9.7	2.2	—	11.9	10.2	0.5	—	10.7
Fixed income investments:
Government securities	4.9	—	—	4.9	10.5	—	—	10.5
Asset-backed securities	—	3.8	—	3.8	—	13.5	—	13.5
Corporate bonds	—	31.3	—	31.3	—	9.4	—	9.4
Mutual funds	5.0	—	—	5.0	—	—	—	—
Other investments:
Real estate	0.4	—	—	0.4	0.4	—	—	0.4
Total assets at fair value (a)	$95.5	$46.8	$—	$142.3	$102.1	$29.3	$—	$131.4
(a)     Total assets at fair value in the table above exclude a net receivable of $0.2 million at December 31, 2020 and 2019, respectively.

	Non-U. S. Benefit Plan
	2020				2019
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$0.4	$7.0	$—	$7.4	$0.2	$—	$—	$0.2
Diversified investment funds (a)	—	29.6	—	29.6	—	40.7	—	40.7
Fixed income investments:
Government securities	—	—	—	—	3.8	—	—	3.8
Corporate bonds	—	15.9	—	15.9	7.2	3.3	—	10.5
Other investments:
Insurance-linked securities	—	—	4.5	4.5	—	—	—	—
Total assets at fair value	$0.4	$52.5	$4.5	$57.4	$11.2	$44.0	$—	$55.2
(a)     These funds primarily invest in a diversified portfolio of equity securities and fixed income securities.
The Company maintains a structured investment strategy for its U.S. and non-U.S. benefit plans, which are designed to achieve certain target asset allocations depending on the plans’ relative funded status.
The target asset allocations for the U.S. benefit plan are (i) between 54% and 69% in equity investments, (ii) between 29% and 44% in fixed income investments and (iii) between 0% and 20% in cash and cash equivalents. Other investments may include real estate investments and mutual funds investing in real estate, commodities or hedge funds.
Plan assets for the non-U.S. benefit plan consist principally of a portfolio of diversified investment funds, corporate bonds and insurance-linked securities. The target asset allocations for the non-U.S. benefit plan assets are generally between 65% and 75% in fixed income investments and cash and cash equivalents, and between 25% and 35% in equity investments.
The following summarizes the funded status of the Company’s benefit plans:

	U.S. Benefit Plan		Non-U.S. Benefit Plan
(in millions)	2020	2019	2020	2019
Fair value of plan assets, end of year	$142.5	$131.6	$57.4	$55.2
Benefit obligation, end of year	180.2	169.4	57.6	52.3
Funded status, end of year	$(37.7)	$(37.8)	$(0.2)	$2.9

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
The following summarizes the amounts recognized within the Company’s Consolidated Balance Sheets:

	U.S. Benefit Plan		Non-U.S. Benefit Plan
(in millions)	2020	2019	2020	2019
Amounts recognized in our Consolidated Balance Sheets include:
Deferred charges and other long-term assets	$—	$—	$—	$2.9
Long-term pension and other post-retirement benefit liabilities	(37.7)	(37.8)	(0.2)	—
Net (liability) asset recorded	$(37.7)	$(37.8)	$(0.2)	$2.9
Amounts recognized in Accumulated other comprehensive loss include:
Actuarial losses	$81.3	$76.2	$19.6	$14.6
Prior service costs	—	—	2.6	2.4
Net amount recognized, pre-tax	$81.3	$76.2	$22.2	$17.0
As the Company’s benefit plans are fully frozen, all plan participants are now considered to be inactive. As a result, the associated actuarial losses and prior service costs that are included in Accumulated other comprehensive loss are being amortized into net periodic benefit cost over the remaining average life expectancy of plan participants. The Company expects $4.6 million of the actuarial losses and $0.1 million of the prior service costs to be amortized from Accumulated other comprehensive loss into net periodic benefit cost in 2021.
In 2021, the Company currently expects to contribute up to $4.3 million to the U.S. benefit plan and up to $1.4 million to the non-U.S. benefit plan. Future contributions to the plans will be based on such factors as annual service cost, the financial return on plan assets, interest rate movements that affect discount rates applied to plan liabilities and the value of benefit payments made.
The following summarizes the benefits expected to be paid under the Company’s benefit plans in each of the next five years, and in aggregate for the five years thereafter:

(in millions)	U.S. Benefit Plan	Non-U.S. Benefit Plan
2021	$9.8	$2.7
2022	10.0	2.8
2023	10.1	2.7
2024	10.2	2.8
2025	10.7	2.7
2026-2030	51.9	13.0
Defined Contribution Retirement Plan
The Company also sponsors a defined contribution retirement plan (the “401(k) plan”) covering a majority of its employees. Participation is via automatic enrollment and employees may elect to opt out of the 401(k) plan. Company contributions to the 401(k) plan are based on an employee’s years of service, as well as the percentage of employee contributions. The Company’s cost of the 401(k) plan was $7.7 million in 2020, $7.9 million in 2019 and $7.2 million in 2018.
Deferred Compensation Plan
The Company also provides a deferred compensation plan to certain employees. The deferred compensation plan is a non-qualified, unfunded defined contribution plan, which provides participants with benefits that would have been provided under the 401(k) plan, but could not be provided due to compensation limits for qualified plans under the Internal Revenue Code. At December 31, 2020 and 2019, deferred compensation liabilities of $13.8 million and $11.1 million, respectively, were included on the Consolidated Balance Sheets, primarily within Long-term pension and other post-retirement benefit liabilities.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
Multi-Employer Pension Plan
During the year ended December 31, 2020, the Company withdrew from the Sheet Metal Workers’ National Pension Fund, a multi-employer pension plan that provided defined benefits to employees under a U.S. collective bargaining agreement. As a result, the Company incurred a $2.3 million withdrawal charge, which was recognized as a component of Other expense, net on the Consolidated Statements of Operations. The withdrawal liability was settled in full during the year ended December 31, 2020.
NOTE 12 — COMMITMENTS AND CONTINGENCIES
Financial Commitments
The Company provides indemnifications and other guarantees in the ordinary course of business, the terms of which range in duration and often are not explicitly defined. Specifically, the Company is occasionally required to provide letters of credit and bid and performance bonds to various customers, principally to act as security for retention levels related to casualty insurance policies and to guarantee the performance of subsidiaries that engage in export and domestic transactions. At December 31, 2020, the Company had outstanding performance and financial standby letters of credit, as well as outstanding bid and performance bonds, aggregating to $25.2 million. If any such letters of credit or bonds are called, the Company would be obligated to reimburse the issuer of the letter of credit or bond. The Company believes the likelihood of any currently outstanding letter of credit or bond being called is remote.
The Company has transactions involving the sale of equipment to certain of its customers which include (i) guarantees to repurchase the equipment for a fixed price at a future date and (ii) guarantees to repurchase the equipment from the third-party lender in the event of default by the customer. As of December 31, 2020, both the single year and maximum potential cash payments the Company could be required to make to repurchase equipment under these agreements amounted to $4.1 million. The Company’s risk under these repurchase arrangements would be partially mitigated by the value of the products repurchased as part of the transaction. Historical cash requirements and losses associated with these obligations have not been significant, but could increase if customer defaults exceed current expectations.
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
The following table summarizes the changes in the Company’s warranty liabilities:

(in millions)	2020	2019
Balance at January 1	$11.2	$9.8
Provisions to expense	7.6	8.0
Acquisitions	—	0.2
Payments	(8.7)	(6.8)
Foreign currency translation	0.1	—
Balance at December 31	$10.2	$11.2
As of December 31, 2020 and 2019, an estimated liability was recorded within the Environmental Solutions Group in connection with a specific warranty matter. It is reasonably possible that the Company’s estimate may change in the near term as more information becomes available; however, the ultimate resolution of this matter is not expected to have a material adverse effect on the Company’s results of operations, financial position or liquidity.

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
On June 25, 2014, a unanimous three-judge panel of the First District Illinois Appellate Court issued its opinion reversing the class certification order of the trial court. Specifically, the Appellate Court determined that the trial court’s ruling failed to satisfy the class-action requirements that the common issues of the firefighters’ claims predominate over the individual issues

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
and that there is an adequate representative for the class. During a status hearing on October 8, 2014, plaintiffs represented to the Court that they would again seek to certify a class of firefighters on the issue of whether the Company’s sirens were defective and unreasonably dangerous. On January 12, 2015, plaintiffs filed motions to amend their complaints to add class action allegations with respect to Chicago firefighter plaintiffs, as well as the approximately 1,800 firefighter plaintiffs from locations outside of Chicago. On March 11, 2015, the trial court granted plaintiffs’ motions to amend their complaints. On April 24, 2015, the cases were transferred to Cook County chancery court, which will decide all class certification issues. On March 23, 2018, plaintiffs filed a motion to certify as a class all firefighters from the Chicago Fire Department who have filed lawsuits in this matter. The court has not yet ruled on this motion as the parties continue to engage in discovery and other matters related to this motion. The Company intends to continue its objections to any attempt at certification.
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
With respect to claims of other out-of-state firefighters involved in these two cases, the Company moved to dismiss these claims as improperly filed in Pennsylvania. The Court granted this motion and dismissed these claims on November 5, 2015. During August through December 2015, another nine new cases were filed in the Court of Common Pleas, Philadelphia County, Pennsylvania. These cases involve a total of 193 firefighters, most of whom are located outside of Pennsylvania. The Company again moved to dismiss all claims filed by out-of-state firefighters in these cases as improperly filed in Pennsylvania. On May 24, 2016, the Court granted this motion and dismissed these claims. Plaintiffs appealed this decision and, on September 25, 2018, the appellate court reversed this dismissal. The Company then filed a petition with the appellate court requesting that the court reconsider its ruling. On December 7, 2018, the appellate court granted the Company’s petition and withdrew its prior decision. The Court has ordered that the parties file additional briefs and a new panel of appellate judges issue a decision. On June 25, 2020, the Court issued a decision affirming the trial court’s dismissal of these cases.
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
A second trial involving Pittsburgh firefighters began during January 2018. At the outset of this trial, plaintiffs’ attorneys requested that the Company consider settlement of various cases. This trial was continued to allow the parties to further discuss possible settlement. During March 2018, the parties agreed in principle on a framework (the “Settlement Framework”) to resolve hearing loss claims and cases in all jurisdictions involved in the hearing loss litigation except in Cook County and Lackawanna County, and excluding one case involving one firefighter in New York City. The firefighters excluded from the Settlement Framework are represented by different attorneys. The Company has agreed in principle to settle the cases in Lackawanna County and has settled the case involving one firefighter in New York City for nominal amounts. Pursuant to the Settlement Framework, the Company would pay $700 to each firefighter who has filed a lawsuit and is eligible to be part of the settlement. The Company would pay $300 to each firefighter who has not yet filed a case and is eligible to be part of the settlement. To be eligible for settlement, among other things, firefighters must provide proof that they have high frequency noise-induced hearing loss. There are approximately 3,700 firefighters whose claims may be considered as part of this settlement, including approximately 1,320 firefighters who have ongoing filed lawsuits. This Settlement Framework was finalized in a global settlement agreement executed on November 4, 2019. Pursuant to this global settlement agreement, the parties are now in the process of determining how many of the approximately 3,700 firefighters will be eligible to participate in the settlement. In order to minimize the parties’ respective legal costs and expenses during this settlement process, on July 5, 2018, the parties entered into a tolling agreement (the “Tolling Agreement”). Pursuant to the Tolling Agreement, counsel for the settling firefighters agreed to dismiss the pending lawsuits in all jurisdictions except for the Allegheny County (Pittsburgh), Pennsylvania cases, and the Company agreed to a tolling of any statute of limitations applicable to the dismissed cases. The Tolling Agreement continued in place until the parties executed the global settlement agreement on November 4, 2019. After execution of the global settlement agreement, the Allegheny County (Pittsburgh) cases were dismissed. The global settlement agreement requires plaintiffs’ attorneys to withdraw from representing firefighters who elect not to participate in this settlement.
As of December 31, 2020, the Company has recognized an estimated liability for the potential settlement amount. While it is reasonably possible that the ultimate resolution of this matter may result in a loss in excess of the amount accrued, the incremental loss is not expected to be material.
During March 2014, an action also was brought in the Court of Common Pleas of Erie County, Pennsylvania on behalf of 61 firefighters. This case likewise involves various defendants in addition to the Company. After the Company filed pretrial motions, 33 Erie County firefighter plaintiffs voluntarily dismissed their claims. During August 2017, five cases involving 70 firefighter plaintiffs were filed in Lackawanna County, Pennsylvania. These cases involve firefighter plaintiffs who originally filed in Cook County and were dismissed pursuant to the Company’s forum nonconveniens motion. As of December 31, 2020, a total of 263 firefighters are involved in cases filed in Allegheny and Lackawanna counties in Pennsylvania.
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
NOTE 14 — EARNINGS PER SHARE
The Company computes earnings per share (“EPS”) in accordance with ASC 260, Earnings per Share, which requires that non-vested restricted stock containing non-forfeitable dividend rights should be treated as participating securities pursuant to the two-class method. Under the two-class method, net income is reduced by the amount of dividends declared in the period for common stock and participating securities. The remaining undistributed earnings are then allocated to common stock and participating securities as if all of the net income for the period had been distributed. The amounts of distributed and undistributed earnings allocated to participating securities for the years ended December 31, 2020, 2019 and 2018 were insignificant and did not materially impact the calculation of basic or diluted EPS.
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
For the years ended December 31, 2020, 2019 and 2018, options to purchase 0.5 million, 0.2 million and 0.3 million shares of the Company’s common stock, respectively, had an anti-dilutive effect on EPS, and accordingly, are excluded from the calculation of diluted EPS.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
The following table reconciles net income to basic and diluted EPS:

(in millions, except per share data)	2020	2019	2018
Income from continuing operations	$96.1	$108.4	$93.7
Gain from discontinued operations and disposal, net of tax	0.1	0.1	0.3
Net income	$96.2	$108.5	$94.0
Weighted average shares outstanding — Basic	60.3	60.2	59.9
Dilutive effect of common stock equivalents	1.4	1.4	1.3
Weighted average shares outstanding — Diluted	61.7	61.6	61.2
Basic earnings per share:
Earnings from continuing operations	$1.59	$1.80	$1.56
Earnings from discontinued operations and disposal, net of tax	0.00	0.00	0.01
Net earnings per share	$1.59	$1.80	$1.57
Diluted earnings per share:
Earnings from continuing operations	$1.56	$1.76	$1.53
Earnings from discontinued operations and disposal, net of tax	0.00	0.00	0.01
Net earnings per share	$1.56	$1.76	$1.54
NOTE 15 — STOCK-BASED COMPENSATION
The Company’s stock compensation plan, approved by the Company’s stockholders and administered by the Compensation and Benefits Committee of the Board of Directors of the Company (the “CBC”), provides for the grant of incentive stock options, restricted stock and other stock-based awards or units to key employees and directors. The plan authorizes the grant of up to 7.8 million shares or units through April 2025. At December 31, 2020, approximately 3.0 million shares were available for future issuance under the plan.
The total compensation expense related to all grants awarded under the plan was $8.4 million, $8.8 million and $7.6 million, for the years ended December 31, 2020, 2019 and 2018, respectively. The related income tax benefits recognized in earnings were $1.7 million, $2.0 million and $1.8 million for the years ended December 31, 2020, 2019 and 2018, respectively.
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
The weighted average fair value of options granted during 2020, 2019 and 2018 was $7.86, $8.48 and $7.17, respectively.
The fair value of each option grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	2020	2019	2018
Dividend yield	1.2%	1.2%	1.4%
Expected volatility	33%	32%	32%
Risk free interest rate	0.5%	2.4%	2.9%
Weighted average expected option life in years	6.2	6.3	5.9

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
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
The following summarizes stock option activity:

	Option Shares			Weighted Average Exercise Price
(in millions, except per share data)	2020	2019	2018	2020	2019	2018
Outstanding, at beginning of year	2.3	2.4	2.3	$13.87	$12.51	$11.08
Granted	0.3	0.2	0.3	27.82	27.29	23.14
Exercised	(0.6)	(0.3)	(0.2)	7.85	13.12	9.49
Canceled or expired	—	—	—	26.44	21.99	18.03
Outstanding, at end of year	2.0	2.3	2.4	$17.52	$13.87	$12.51
Exercisable, at end of year	1.5	1.9	1.8	$14.37	$11.28	$10.59
At December 31, 2020, options that have vested and are expected to vest totaled 1.9 million shares, with a weighted average exercise price of $17.27, and represent the sum of 1.5 million vested (or exercisable) options and 0.4 million options that are expected to vest. Options that are expected to vest are derived by applying the pre-vesting forfeiture rate assumption against outstanding, unvested options as of December 31, 2020.
The following table summarizes information for stock options outstanding as of December 31, 2020 under all plans:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(in millions)	(in years)		(in millions)
$5.01 — 10.00	0.3	2.0	$7.54	0.3	$7.54
10.01 — 15.00	0.6	4.8	13.15	0.6	13.15
15.01 — 20.00	0.4	5.2	16.50	0.4	16.50
20.01 — 25.00	0.2	7.4	23.14	0.1	23.14
25.01 — 30.00	0.5	8.9	27.59	0.1	27.29
	2.0	5.7	$17.52	1.5	$14.37
The aggregate intrinsic value of stock options outstanding and exercisable at December 31, 2020 was $31.2 million and $28.0 million, respectively. The total intrinsic value of stock options exercised was $13.9 million, $4.3 million and $3.0 million for the years ended December 31, 2020, 2019 and 2018, respectively. The related tax benefits were $3.3 million, $1.0 million and $0.8 million for the years ended December 31, 2020, 2019 and 2018, respectively. Cash received from the exercise of stock options was $0.6 million, $1.7 million and $1.3 million for the years ended December 31, 2020, 2019 and 2018, respectively.
The total compensation expense related to all stock option compensation plans was $1.8 million, $1.9 million and $2.1 million for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, there was $2.5 million of total unrecognized compensation cost related to stock options that is expected to be recognized over the weighted-average period of approximately 1.9 years.
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

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
The following table summarizes restricted stock activity for the year ended December 31, 2020:

	Number of Restricted Shares	Weighted Average Price per Share
	(in millions)
Outstanding and non-vested, at December 31, 2019	0.2	$22.53
Granted	0.1	27.85
Vested	(0.1)	18.40
Forfeited	—	25.96
Outstanding and non-vested, at December 31, 2020	0.2	$26.18
The total grant-date fair value of restricted stock that vested in the years ended December 31, 2020, 2019 and 2018 was $1.7 million, $1.1 million and $1.0 million, respectively.
The total compensation expense related to all restricted stock compensation plans was $2.5 million, $2.2 million and $1.8 million for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, there was $2.4 million of total unrecognized compensation cost related to restricted stock that is expected to be recognized over the weighted-average period of approximately 1.9 years.
Performance Awards
In each of the three years in the period ended December 31, 2020, the Company granted performance-based restricted stock unit awards (“PSUs”) to certain executives and other non-executive officers. Performance targets associated with PSUs are set annually and approved by the CBC. At the Company’s discretion, actual payment of the awards earned shall be in cash or in common stock of the Company, or in a combination of both. The Company intends to settle all such awards by issuing shares of its common stock. The number of shares of common stock that the Company may issue in connection with these PSUs can range from 0% to 200% of target, depending upon achievement against the performance targets. Shares associated with non-vested PSUs do not have voting or dividend rights until issuance. The Company assesses the probability of vesting, based on expected achievement against these performance targets, on a quarterly basis.
The cost of PSUs, based on their fair market value determined using the closing market price on the date of grant, is charged to expense over the respective vesting periods, which is the three-year period ended December 31, 2020 for the 2018 grants, the three-year period ended December 31, 2021 for the 2019 grants and the three-year period ended December 31, 2022 for the 2020 grants.
The PSUs granted in 2020 have a three-year performance period ending December 31, 2022, in which the Company must achieve a certain cumulative EPS from continuing operations and a certain average return on invested capital (“ROIC”), which are performance conditions per ASC 718. If earned, these shares would vest on December 31, 2022.
The PSUs granted in 2019 have a three-year performance period ending December 31, 2021, in which the Company must achieve a certain cumulative EPS from continuing operations and a certain average ROIC, which are performance conditions per ASC 718. If earned, these shares would vest on December 31, 2021.
The PSUs granted in 2018 had a three-year performance period ending December 31, 2020, in which a certain cumulative EPS from continuing operations and a certain average ROIC was targeted. The PSUs granted in 2018 became fully vested on December 31, 2020. Based on the achievement against targets over the three-year performance period, 156% of the target shares were earned. The underlying shares will be issued to participants in the first quarter of 2021.
The total grant-date fair value of PSUs that vested in the years ended December 31, 2020, 2019 and 2018 was $5.4 million, $3.8 million and $1.7 million, respectively.
Compensation expense included in the Consolidated Statements of Operations for the PSUs in the years ended December 31, 2020, 2019 and 2018 was $4.1 million, $4.7 million and $3.7 million, respectively. As of December 31, 2020, there was $3.2 million of total unrecognized compensation cost related to PSUs that is expected to be recognized over the weighted-average period of approximately 1.7 years.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
The following table summarizes PSU activity for the year ended December 31, 2020:

	Number of PSUs	Weighted Average Price per Share
	(in millions)
Outstanding and non-vested, at December 31, 2019	0.3	$24.37
Granted (a)	0.2	25.83
Vested	(0.3)	22.45
Forfeited	—	26.09
Outstanding and non-vested, at December 31, 2020	0.2	$27.60
(a)    Includes 0.1 million PSUs, representing the effect of the PSUs granted in 2018 being earned at 156% of target. The PSUs granted in 2018 vested on December 31, 2020.
NOTE 16 — STOCKHOLDERS’ EQUITY
The Company’s Board of Directors (the “Board”) has the authority to issue 90.0 million shares of common stock at a par value of $1 per share. The holders of common stock (i) may receive dividends subject to all of the rights of the holders of preference stock, (ii) shall be entitled to share ratably upon any liquidation of the Company in the assets of the Company, if any, remaining after payment in full to the holders of preference stock and (iii) receive one vote for each common share held and shall vote together share for share with the holders of voting shares of preference stock as one class for the election of directors and for all other purposes. The Company had 67.8 million and 66.9 million common shares issued as of December 31, 2020 and 2019, respectively. Of those amounts, 60.5 million common shares were outstanding as of December 31, 2020 and 2019.
The Board is also authorized to provide for the issuance of 0.8 million shares of preference stock at a par value of $1 per share. The authority of the Board includes, but is not limited to, the determination of the dividend rate, voting rights, conversion and redemption features and liquidation preferences. The Company has not designated or issued any preference stock as of December 31, 2020.
Dividends
The Company declared and paid dividends totaling $19.4 million, $19.3 million and $18.7 million during 2020, 2019 and 2018, respectively.
On February 18, 2021, the Board declared a quarterly cash dividend of $0.09 per common share payable on March 31, 2021 to stockholders of record at the close of business on March 19, 2021.
Stock Repurchase Program
In November 2014, the Board authorized a stock repurchase program of up to $75.0 million of the Company’s common stock. In March 2020, the Board authorized an additional stock repurchase program of up to $75.0 million of the Company’s common stock. The March 2020 stock repurchase program supplements the Board’s prior authorization under the November 2014 stock repurchase program, which remains in effect.
The stock repurchase programs are intended primarily to facilitate opportunistic purchases of Company stock as a means to provide cash returns to stockholders, enhance stockholder returns and manage the Company’s capital structure. Under its stock repurchase programs, the Company is authorized to repurchase, from time to time, shares of its outstanding common stock in the open market or through privately negotiated transactions. Stock repurchases by the Company are subject to market conditions and other factors and may be commenced, suspended or discontinued at any time.
During the year ended December 31, 2020, the Company repurchased 498,217 shares for a total of $13.7 million under the stock repurchase program. During the year ended December 31, 2019, the Company repurchased 48,409 shares for a total of $1.0 million under the stock repurchase program. During the year ended December 31, 2018, the Company repurchased 62,500 shares for a total of $1.2 million under the stock repurchase program.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
Accumulated Other Comprehensive Loss
The following tables summarize the changes in each component of Accumulated other comprehensive loss, net of tax:

(in millions) (a)	Actuarial Losses	Prior Service Costs	Foreign Currency Translation	Unrealized Gain (Loss) on Interest Rate Swaps	Total
Balance at January 1, 2020	$(80.4)	$(2.4)	$(7.1)	$0.8	$(89.1)
Other comprehensive (loss) income before reclassifications	(10.6)	(0.3)	8.4	(3.3)	(5.8)
Amounts reclassified from accumulated other comprehensive loss	2.8	0.1	—	0.3	3.2
Net current-period other comprehensive (loss) income	(7.8)	(0.2)	8.4	(3.0)	(2.6)
Balance at December 31, 2020	$(88.2)	$(2.6)	$1.3	$(2.2)	$(91.7)

(in millions) (a)	Actuarial Losses	Prior Service Costs	Foreign Currency Translation	Unrealized Gain (Loss) on Interest Rate Swaps	Total
Balance at January 1, 2019	$(87.4)	$(2.5)	$(8.9)	$1.5	$(97.3)
Other comprehensive income before reclassifications	4.5	—	1.8	—	6.3
Amounts reclassified from accumulated other comprehensive loss	2.5	0.1	—	(0.7)	1.9
Net current-period other comprehensive income (loss)	7.0	0.1	1.8	(0.7)	8.2
Balance at December 31, 2019	$(80.4)	$(2.4)	$(7.1)	$0.8	$(89.1)
(a)    Amounts in parentheses indicate losses.
The following table summarizes the amounts reclassified from Accumulated other comprehensive loss, net of tax, and the affected line item in the Consolidated Statements of Operations:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in Consolidated Statements of Operations
	2020	2019
	(in millions) (a)
Amortization of actuarial losses of defined benefit pension plans	$(3.7)	$(3.3)	Other expense, net
Amortization of prior service costs of defined benefit pension plans	(0.1)	(0.1)	Other expense, net
Interest rate swaps	(0.4)	1.0	Interest expense
Total before tax	(4.2)	(2.4)
Income tax benefit	1.0	0.5	Income tax expense
Total reclassifications for the period, net of tax	$(3.2)	$(1.9)
(a)    Amount in parentheses indicate debits to profit/loss.

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
Environmental Solutions — Our Environmental Solutions Group is a leading manufacturer and supplier of a full range of street sweepers, sewer cleaners, industrial vacuum loaders, safe-digging trucks, high-performance waterblasting equipment, road-marking and line-removal equipment, dump truck bodies, and trailers. The Group manufactures vehicles and equipment in the U.S. and Canada that are sold under the Elgin®, Vactor®, Guzzler®, TRUVAC®, WestechTM, Jetstream®, Mark Rite Lines, Ox Bodies®, Crysteel®, J-Craft®, Duraclass®, Rugby®, and Travis® brand names. Product offerings also include certain products manufactured by other companies, such as refuse and recycling collection vehicles, camera systems, ice resurfacing equipment and snow-removal equipment. Products are sold to both municipal and industrial customers either through a dealer network or direct sales to service customers generally depending on the type and geographic location of the customer. In addition to vehicle and equipment sales, the Group also engages in the sale of parts, service and repair, equipment rentals and training as part of a comprehensive aftermarket offering to its current and potential customers through its service centers located across North America. Our Environmental Solutions Group includes the aggregated results of two operating segments, including TBEI.
Safety and Security Systems — Our Safety and Security Systems Group is a leading manufacturer and supplier of comprehensive systems and products that law enforcement, fire rescue, emergency medical services, campuses, military facilities and industrial sites use to protect people and property. Offerings include systems for community alerting, emergency vehicles, first responder interoperable communications and industrial communications. Specific products include public safety equipment, such as vehicle lightbars and sirens, industrial signaling equipment, public warning systems and general alarm/public address systems. Products are sold under the Federal SignalTM, Federal Signal VAMA®, and Victor® brand names. The Group operates manufacturing facilities in the U.S., Europe and South Africa.
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
Revenues attributed to customers located outside of the U.S. aggregated to $258.6 million in 2020, $268.5 million in 2019 and $241.5 million in 2018, of which sales exported from the U.S. aggregated to $69.7 million, $72.8 million and $64.5 million, respectively.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
The following table summarizes the Company’s continuing operations by segment, including net sales, operating income, depreciation and amortization, total assets and capital expenditures:

(in millions)	2020	2019	2018
Net sales:
Environmental Solutions	$915.8	$992.9	$863.5
Safety and Security Systems	215.0	228.4	226.0
Total net sales	$1,130.8	$1,221.3	$1,089.5
Operating income:
Environmental Solutions	$124.3	$139.4	$113.0
Safety and Security Systems	35.5	38.6	34.1
Corporate and eliminations	(28.4)	(30.9)	(25.6)
Total operating income	131.4	147.1	121.5
Interest expense	5.7	7.9	9.3
Other expense, net	1.1	0.6	0.6
Income before income taxes	$124.6	$138.6	$111.6

Depreciation and amortization:
Environmental Solutions	$41.3	$38.1	$32.6
Safety and Security Systems	3.4	3.3	3.7
Corporate	0.1	0.1	0.1
Total depreciation and amortization	$44.8	$41.5	$36.4

Total assets:
Environmental Solutions	$926.8	$908.1	$775.2
Safety and Security Systems	225.5	222.6	211.5
Corporate and eliminations	56.3	34.5	36.7
Total assets of continuing operations	1,208.6	1,165.2	1,023.4
Total assets of discontinued operations	0.2	0.3	0.4
Total assets	$1,208.8	$1,165.5	$1,023.8

Capital expenditures:
Environmental Solutions	$24.4	$31.6	$11.1
Safety and Security Systems	4.1	2.7	2.0
Corporate	1.2	1.1	1.0
Total capital expenditures	$29.7	$35.4	$14.1
The following table summarizes net sales by geographic region based on the location of the end-customer:

(in millions)	2020	2019	2018
Net sales:
U.S.	$872.2	$952.8	$848.0
Canada	160.5	169.0	150.9
Europe/Other	98.1	99.5	90.6
Total net sales	$1,130.8	$1,221.3	$1,089.5

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
The following table summarizes long-lived assets by geographic region based on the location of the Company’s subsidiaries:

(in millions)	2020	2019	2018
Long-lived assets:
U.S.	$177.4	$168.3	$110.3
Canada	60.4	62.7	50.4
Europe/Other	4.3	3.9	3.5
Total long-lived assets(a)	$242.1	$234.9	$164.2
(a)    Amounts as of December 31, 2020 and 2019 include operating lease right-of-use assets, as further described in Note 4 – Leases.
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
Contingent Consideration
As further described in Note 2 – Acquisitions, the Company has a contingent obligation to transfer up to $15.5 million to the former owners of MRL if specified financial results are met over future reporting periods (i.e., an earn-out). In addition, during the year ended December 31, 2019, the Company paid $7.6 million to settle the contingent consideration liability due to the former owners of JJE based on the achievement of specified financial results over the three-year period following the closing of the acquisition in June 2016.
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
The following tables summarize the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2020 and 2019:

	Fair Value Measurement at December 31, 2020 Using
(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$33.1	$—	$—	$33.1
Liabilities:
Contingent consideration	—	—	4.2	4.2
Interest rate swaps	—	3.0	—	3.0

	Fair Value Measurement at December 31, 2019 Using
(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$8.6	$—	$—	$8.6
Interest rate swaps	—	0.9	—	0.9
Liabilities:
Contingent consideration	—	—	4.3	4.3
The following table provides a roll-forward of the fair value of recurring Level 3 fair value measurements for the years ended December 31, 2020 and 2019:

(in millions)	2020	2019
Contingent consideration liability, at January 1	$4.3	$6.7
Issuance of contingent consideration in connection with acquisitions	—	4.1
Settlements of contingent consideration liabilities	—	(7.6)
Foreign currency translation	—	0.3
Total (gains) losses included in earnings	(0.1)	0.8
Contingent consideration liability, at December 31	$4.2	$4.3
NOTE 19 — NEW ACCOUNTING PRONOUNCEMENTS (ISSUED BUT NOT YET ADOPTED)
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

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
NOTE 20 — SUBSEQUENT EVENTS
Acquisition of OSW
On February 17, 2021, the Company completed the acquisition of all of the outstanding equity of OSW Equipment & Repair, LLC (“OSW”), for an initial purchase price of $52.5 million in cash. The initial purchase price, which is subject to certain post-closing adjustments, was funded through existing cash and borrowings under the Company’s revolving credit facility.
OSW is a leading manufacturer of dump truck bodies and custom upfitter of truck equipment and trailers. The acquisition also includes OSW’s wholly-owned subsidiaries, Northend Truck Equipment, LLC and Western Truck Body Mfg. ULC. The Company expects that the OSW acquisition will strengthen its specialty vehicle market position by expanding its geographic footprint and enhancing its portfolio of dump truck body and trailer product offerings.
The preliminary purchase price allocation has not been completed at this time, due to the proximity of the date of acquisition to the date of issuance of the consolidated financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
(a)Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act Rule 13a-15(e)) as of December 31, 2020.
Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2020.
(b)Management’s Annual Report on Internal Control over Financial Reporting and Attestation Report of the Registered Public Accounting Firm
The Company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on the assessment, management concluded that, as of December 31, 2020, the Company’s internal control over financial reporting is effective.
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
(c)Changes in Internal Control over Financial Reporting
From time to time, the Company may make changes aimed at enhancing the effectiveness of the controls and to ensure that the systems evolve with the business. There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B.  Other Information.
On February 25, 2021, the Company issued a press release announcing its financial results for the three months and year ended December 31, 2020. The presentation slides for the 2020 fourth quarter earnings call were also posted on the Company’s website at that time. The full text of the press release and earnings presentation is included as Exhibits 99.1 and 99.2, respectively, to this Form 10-K.

PART III
Item 10.  Directors, Executive Officers and Corporate Governance.
A list of our executive officers and biographical information appears in Item 1 of Part I of this Form 10-K. Information regarding directors and nominees for directors is set forth in the Company’s definitive proxy statement for its 2021 Annual Meeting of Stockholders and is incorporated herein by reference.
Information regarding the (i) Audit Committee, (ii) Nominating and Governance Committee and (iii) Compensation and Benefits Committee of the Company’s Board of Directors is set forth in the Company’s 2021 definitive proxy statement under the caption “Information Concerning the Board” and is incorporated herein by reference.
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
Item 11.  Executive Compensation.
The information contained under the captions “Information Concerning the Board”, “Compensation Committee Interlocks and Insider Participation”, “Compensation Discussion and Analysis”, “Compensation and Benefits Committee Report” and “Executive Compensation” of the Company’s 2021 definitive proxy statement is incorporated herein by reference.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information regarding security ownership of (i) certain beneficial owners, (ii) all directors and nominees, (iii) named executive officers and (iv) directors and executive officers as a group is set forth in the Company’s 2021 definitive proxy statement under the caption “Ownership of Our Common Stock” and is incorporated herein by reference. Information regarding our equity compensation plans is set forth in the Company’s 2021 definitive proxy statement under the caption “Equity Compensation Plan Information” and is incorporated herein by reference.
Item 13.  Certain Relationships and Related Transactions, and Director Independence.
Information regarding certain relationships is hereby incorporated by reference from the Company’s 2021 definitive proxy statement under the headings “Information Concerning the Board” and “Certain Relationships and Related Party Transactions.”
Item 14.  Principal Accountant Fees and Services.
Information regarding principal accountant fees and services is incorporated by reference from the Company’s 2021 definitive proxy statement under the heading “Independent Registered Public Accounting Firm Fees and Services.”

PART IV
Item 15.  Exhibits, Financial Statement Schedules.
1.Financial Statements
The following consolidated financial statements of the Company and the “Report of the Independent Registered Public Accounting Firm” contained under Item 8 of Part II this Form 10-K are incorporated herein by reference:
(a)Consolidated Statements of Operations for the Years Ended December 31, 2020, 2019 and 2018;
(b)Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2020, 2019 and 2018;
(c)Consolidated Balance Sheets as of December 31, 2020 and 2019;
(d)Consolidated Statements of Cash Flows for the Years Ended December 31, 2020, 2019 and 2018;
(e)Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2020, 2019 and 2018; and
(f)Notes to Consolidated Financial Statements.
2.Financial Statement Schedules
Schedule II — Valuation and Qualifying Accounts of the Company for the three years ended December 31, 2020 is filed as a part of this Annual Report in response to Item 15(a)(2):
All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore, have been omitted.
3.Exhibits
See Exhibit Index.
Item 16.    Form 10-K Summary.
None.

SCHEDULE II
FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
Valuation and Qualifying Accounts
For the years ended December 31, 2020, 2019 and 2018

		Additions
(in millions)	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts(a)	Deductions(b)	Balance at End of Year
Allowance for doubtful accounts:
Year Ended December 31, 2020	$2.4	$2.4	$—	$(1.9)	$2.9
Year Ended December 31, 2019	1.6	1.9	—	(1.1)	2.4
Year Ended December 31, 2018	1.1	1.0	—	(0.5)	1.6
Income tax valuation allowances:
Year Ended December 31, 2020	$8.2	$0.1	$0.5	$—	$8.8
Year Ended December 31, 2019	9.4	(0.8)	(0.4)	—	8.2
Year Ended December 31, 2018	10.6	—	(1.2)	—	9.4
(a)    Represents amounts recognized in Accumulated other comprehensive loss and other adjustments that had no net impact on Income tax expense in the year.
(b)    Represents amounts written off, net of related recoveries.

EXHIBIT INDEX
The following exhibits, other than those incorporated by reference, have been included in the Company’s Form 10-K filed with the Securities and Exchange Commission.

Exhibit Number		Description
3.	a.	Restated Certificate of Incorporation of the Company. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed April 30, 2010.
	b.	Amended and Restated By-Laws of the Company. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed February 9, 2016.
4.	a.	Description of Securities. Incorporated by reference to Exhibit 4.a to the Company’s Form 10-K for the year ended December 31, 2019.
10.	a. *	Supplemental Pension Plan. Incorporated by reference to Exhibit 10.C to the Company’s Form 10-K for the year ended December 31, 1995.
	b. *	Executive Disability, Survivor and Retirement Plan. Incorporated by reference to Exhibit 10.D to the Company’s Form 10-K for the year ended December 31, 1995.
	c. *	Savings Restoration Plan, as amended and restated January 1, 2007. Incorporated by reference to Exhibit 10.FF to the Company’s Form 10-K for the year ended December 31, 2008.
	d. *	First Amendment of the Federal Signal Corporation Savings Restoration Plan. Incorporated by reference to Exhibit 10.MM to the Company’s Form 10-K for the year ended December 31, 2008.
	e. *	Second Amendment to Federal Signal Corporation Savings Restoration Plan. Incorporated by reference to Exhibit 10.NN to the Company’s Form 10-K for the year ended December 31, 2008.
	f. *	Third Amendment to Federal Signal Corporation Savings Restoration Plan. Incorporated by reference to Exhibit 10.OO to the Company’s Form 10-K for the year ended December 31, 2008.
	g. *	Executive General Severance Plan, as amended and restated August 2012. Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2012.
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

x. *	Form of Director Distribution Election. Incorporated by reference to Exhibit 10.s to the Company’s Form 10-K for the year ended December 31, 2015.
y. *
Separation Agreement and General Release, effective January 7, 2016, by and between Bryan L. Boettger and the Company. Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated January 11, 2016.

z.
Asset and Share Purchase Agreement, dated as of February 29, 2016, by and among FST Canada Inc., the Company, Joe Johnson Equipment Inc. and the Shareholders of Seller named therein. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed March 3, 2016.

aa.
Asset Purchase Agreement, dated as of February 29, 2016, by and among Vactor Manufacturing Inc., the Company, Joe Johnson Equipment (USA) Inc. and the Shareholders of Seller named therein. Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed March 3, 2016.

bb. *	Short Term Incentive Bonus Plan. Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended March 31, 2016.
cc. *	Form of Restricted Stock Unit and Dividend Equivalent – Award Agreement (Directors). Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended March 31, 2016.
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

ee. *
Separation Agreement and General Release, effective January 8, 2017, by and among Dennis J. Martin and Federal Signal Corporation. Incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed January 11, 2017.

ff.
Stock Purchase Agreement, dated as of May 8, 2017, by and between GenNx/TBEI Holdings, LLC and Federal Signal Corporation. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed May 8, 2017.

gg. *
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

mm. *	Employment Letter executed December 15, 2017, between Federal Signal Corporation and Mark D. Weber. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed December 19, 2017.
nn. *	Employment Letter executed December 18, 2017, between Federal Signal Corporation and Samuel E. Miceli. Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed December 19, 2017.
oo.*
Amended and Restated Non-Competition and Severance Agreement between the Crysteel Manufacturing, Inc. and Robert Fines dated September 30, 2015. Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2018.

pp.*
First Amendment to the Amended and Restated Non-Competition and Severance Agreement between Crysteel Manufacturing, Inc. and Robert Fines dated November 10, 2017. Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended March 31, 2018.

qq.*	Form of Nonqualified Stock Option Award Agreement. Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2018.

	rr.*	Form of Performance Share Unit Award Agreement - Non-U.S. Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2018.
	ss.*	Form of Performance Share Unit Award Agreement - U.S. Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended June 30, 2018.
	tt.*	Form of Restricted Stock Award Agreement - U.S. Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended June 30, 2018.
	uu.*	Form of Restricted Stock Unit Award Agreement - Non-U.S. Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended June 30, 2018.
vv.
First Amendment to the Federal Signal Corporation Retirement Savings Plan, as amended and restated as of January 1, 2015. Incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q for the quarter ended June 30, 2018.

ww.*
Amended and Restated Performance Share Unit Award Agreement, by and between the Company and Robert E. Fines, dated December 20, 2018. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed December 21, 2018.

xx.
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

yy.*
Fourth Amendment to Federal Signal Corporation Savings Restoration Plan, effective as of March 31, 2016. Incorporated by reference to Exhibit 10.zz to the Company’s Form 10-K for the year ended December 31, 2019.

zz.*
Fifth Amendment to Federal Signal Corporation Savings Restoration Plan, effective as of January 1, 2018. Incorporated by reference to Exhibit 10.aaa to the Company’s Form 10-K for the year ended December 31, 2019.

aaa.*
Sixth Amendment to Federal Signal Corporation Savings Restoration Plan, effective as of January 1, 2019. Incorporated by reference to Exhibit 10.bbb to the Company’s Form 10-K for the year ended December 31, 2019.

bbb.*
Seventh Amendment to Federal Signal Corporation Savings Restoration Plan, effective as of January 1, 2020. Incorporated by reference to Exhibit 10.ccc to the Company’s Form 10-K for the year ended December 31, 2019.

14.		Code of Ethics for Chief Executive Officer and Senior Financial Officers, as amended. Incorporated by reference to Exhibit 14 to the Company’s Form 10-K for the year ended December 31, 2003.
21.		Subsidiaries of the Registrant.
23.		Consent of Independent Registered Public Accounting Firm.
31.1		CEO Certification under Section 302 of the Sarbanes-Oxley Act.
31.2		CFO Certification under Section 302 of the Sarbanes-Oxley Act.
32.1		CEO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act.
32.2		CFO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act.
99.1		Fourth Quarter Financial Results Press Release dated February 25, 2021.
99.2		Fourth Quarter Earnings Call Presentation Slides.
101.INS		XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH		Inline XBRL Taxonomy Extension Schema Document.
101.CAL		Inline XBRL Taxonomy Calculation Linkbase Document.
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB		Inline XBRL Taxonomy Label Linkbase Document.
101.PRE		Inline XBRL Taxonomy Presentation Linkbase Document.
104		Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
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
Jennifer L. Sherman
President and Chief Executive Officer (Principal Executive Officer)
Date: February 25, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated, as of February 25, 2021.

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