Form 10-Q
period 2021-03-31
FEDERAL SIGNAL CORP /DE/
filed 2021-05-04
CIK 277509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of April 30, 2021, the number of shares outstanding of the registrant’s common stock was 61,007,413.

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
These risks and uncertainties, some of which are beyond the Company’s control, include the risk factors described under Part I, Item 1A, Risk Factors, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on February 25, 2021. These factors may not constitute all factors that could cause actual results to differ materially from those discussed in any forward-looking statement. The Company operates in a continually changing business environment and new factors emerge from time to time, including, for example, the ongoing coronavirus (“COVID-19”) pandemic and the government response to the pandemic. The Company cannot predict such factors, nor can it assess the impact, if any, of such factors on its results of operations, financial condition or cash flow. Accordingly, forward-looking statements should not be relied upon as a predictor of actual results. The Company disclaims any responsibility to update any forward-looking statement provided in this Form 10-Q.
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

PART I. FINANCIAL INFORMATION
Item 1.     Financial Statements (Unaudited).
FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
(in millions, except per share data)	2021	2020
Net sales	$278.8	$286.1
Cost of sales	210.0	211.3
Gross profit	68.8	74.8
Selling, engineering, general and administrative expenses	40.8	42.2
Acquisition and integration-related expenses	0.2	0.3
Operating income	27.8	32.3
Interest expense	1.1	1.5
Other (income) expense, net	(0.5)	0.2
Income before income taxes	27.2	30.6
Income tax expense	5.0	7.2
Net income	$22.2	$23.4
Earnings per share:
Basic	$0.37	$0.39
Diluted	0.36	0.38
Weighted average common shares outstanding:
Basic	60.6	60.5
Diluted	61.7	61.7
See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31,
(in millions)	2021	2020
Net income	$22.2	$23.4
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(1.2)	(6.1)
Change in unrecognized net actuarial loss and prior service cost related to pension benefit plans, net of income tax expense of $0.2 and $0.2, respectively	0.7	1.8
Change in unrealized gain or loss on interest rate swaps, net of income tax expense (benefit) of $0.3 and $(1.0), respectively	0.8	(3.1)
Total other comprehensive income (loss)	0.3	(7.4)
Comprehensive income	$22.5	$16.0
See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2021	December 31, 2020
(in millions, except per share data)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$54.8	$81.7
Accounts receivable, net of allowances for doubtful accounts of $2.7 and $2.9, respectively	136.3	127.0
Inventories	204.6	185.0
Prepaid expenses and other current assets	9.2	11.8
Total current assets	404.9	405.5
Properties and equipment, net of accumulated depreciation of $140.8 and $136.2, respectively	112.5	106.9
Rental equipment, net of accumulated depreciation of $44.0 and $43.5, respectively	116.2	113.3
Operating lease right-of-use assets	33.8	21.9
Goodwill	406.7	394.2
Intangible assets, net of accumulated amortization of $34.4 and $31.9, respectively	178.7	153.5
Deferred tax assets	8.9	9.5
Deferred charges and other long-term assets	4.2	3.8
Long-term assets of discontinued operations	0.2	0.2
Total assets	$1,266.1	$1,208.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term borrowings and finance lease obligations	$0.6	$0.2
Accounts payable	71.2	51.6
Customer deposits	15.3	13.3
Accrued liabilities:
Compensation and withholding taxes	23.6	30.3
Current operating lease liabilities	9.9	8.2
Other current liabilities	46.0	44.7
Current liabilities of discontinued operations	0.1	0.1
Total current liabilities	166.7	148.4
Long-term borrowings and finance lease obligations	222.0	209.8
Long-term operating lease liabilities	25.8	15.5
Long-term pension and other postretirement benefit liabilities	52.9	54.0
Deferred tax liabilities	54.4	53.7
Other long-term liabilities	23.9	24.5
Long-term liabilities of discontinued operations	0.8	0.8
Total liabilities	546.5	506.7
Stockholders’ equity:
Common stock, $1 par value per share, 90.0 shares authorized, 68.4 and 67.8 shares issued, respectively	68.4	67.8
Capital in excess of par value	245.2	240.8
Retained earnings	621.7	605.0
Treasury stock, at cost, 7.4 and 7.3 shares, respectively	(124.3)	(119.8)
Accumulated other comprehensive loss	(91.4)	(91.7)
Total stockholders’ equity	719.6	702.1
Total liabilities and stockholders’ equity	$1,266.1	$1,208.8
See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
(in millions)	2021	2020
Operating activities:
Net income	$22.2	$23.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12.2	10.8
Stock-based compensation expense	1.3	1.0
Deferred income taxes	0.5	2.8
Changes in operating assets and liabilities	(10.2)	(32.8)
Net cash provided by operating activities	26.0	5.2
Investing activities:
Purchases of properties and equipment	(4.3)	(9.5)
Payments for acquisition-related activity, net of cash acquired	(52.2)	—
Proceeds from acquisition-related activity	—	0.8
Other, net	0.1	0.3
Net cash used for investing activities	(56.4)	(8.4)
Financing activities:
Increase in revolving lines of credit, net	10.1	63.6
Purchases of treasury stock	—	(13.5)
Redemptions of common stock to satisfy withholding taxes related to stock-based compensation	(4.0)	(4.0)
Cash dividends paid to stockholders	(5.5)	(4.8)
Proceeds from stock-based compensation activity	3.3	—
Other, net	0.1	0.1
Net cash provided by financing activities	4.0	41.4
Effects of foreign exchange rate changes on cash and cash equivalents	(0.5)	(0.4)
(Decrease) increase in cash and cash equivalents	(26.9)	37.8
Cash and cash equivalents at beginning of year	81.7	31.6
Cash and cash equivalents at end of period	$54.8	$69.4
See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Three Months Ended March 31, 2021
(in millions)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2021	$67.8	$240.8	$605.0	$(119.8)	$(91.7)	$702.1
Net income			22.2			22.2
Total other comprehensive income					0.3	0.3
Cash dividends declared ($0.09 per share)			(5.5)			(5.5)
Stock-based payments:
Stock-based compensation		1.3				1.3
Stock option exercises and other	0.4	3.3		(0.7)		3.0
Performance share unit transactions	0.2	(0.2)		(3.8)		(3.8)
Balance at March 31, 2021	$68.4	$245.2	$621.7	$(124.3)	$(91.4)	$719.6

	Three Months Ended March 31, 2020
(in millions)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2020	$66.9	$228.6	$528.2	$(93.0)	$(89.1)	$641.6
Net income			23.4			23.4
Total other comprehensive loss					(7.4)	(7.4)
Cash dividends declared ($0.08 per share)			(4.8)			(4.8)
Stock-based payments:
Stock-based compensation		1.0				1.0
Stock option exercises and other	0.1	0.7		(2.0)		(1.2)
Performance share unit transactions	0.2	(0.2)		(2.9)		(2.9)
Stock repurchase program				(13.5)		(13.5)
Balance at March 31, 2020	$67.2	$230.1	$546.8	$(111.4)	$(96.5)	$636.2
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
Basis of Presentation and Consolidation
The accompanying unaudited condensed consolidated financial statements represent the consolidation of Federal Signal Corporation and its subsidiaries included herein and have been prepared by the Company pursuant to the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures presented herein are adequate to ensure the information presented is not misleading. Except as otherwise noted, these condensed consolidated financial statements have been prepared in accordance with the Company’s accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, and should be read in conjunction with those consolidated financial statements and the notes thereto.
In addition, as discussed in Note 2 – Acquisitions, on February 17, 2021, the Company completed the acquisition of all of the outstanding equity of OSW Equipment & Repair, LLC (“OSW”), a leading manufacturer of dump truck bodies and custom upfitter of truck equipment and trailers. The acquisition also includes OSW’s wholly-owned subsidiaries, Northend Truck Equipment, LLC and Western Truck Body Mfg. ULC. The Condensed Consolidated Balance Sheet as of March 31, 2021 includes preliminary fair values assigned to the assets acquired and liabilities assumed in connection with the acquisition, and the Condensed Consolidated Statements of Operations for the three months ended March 31, 2021 include the post-acquisition operating results of OSW.
These condensed consolidated financial statements include all normal and recurring adjustments that we considered necessary to present a fair statement of our results of operations, financial condition and cash flow. Intercompany balances and transactions have been eliminated in consolidation.
The results reported in these condensed consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year, which may differ materially due to, among other things, the risk factors described under Part I, Item 1A, Risk Factors, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on February 25, 2021. While we label our quarterly information using a calendar convention whereby our first, second and third quarters are labeled as ending on March 31, June 30 and September 30, respectively, it is our longstanding practice to establish interim quarterly closing dates based on a 13-week period ending on a Saturday, with our fiscal year ending on December 31. The effects of this practice are not material and exist only within a reporting year.
Recent Accounting Pronouncements and Accounting Changes
In December 2019, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The amendments in this ASU are effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years, with early adoption permitted. The amendments should be applied on a retrospective, modified retrospective or prospective basis, depending on the area covered by the update. The Company adopted this guidance on a prospective basis effective January 1, 2021. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.
There are no new accounting pronouncements issued, but not yet adopted, that are expected to have a material impact on the Company’s results of operations, financial position or cash flow.

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
Significant Accounting Policies
There have been no changes to the Company’s significant accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
NOTE 2 – ACQUISITIONS
Acquisition of OSW
On February 17, 2021, the Company completed the acquisition of all of the outstanding equity of OSW, a leading manufacturer of dump truck bodies and custom upfitter of truck equipment and trailers. The acquisition also includes OSW’s wholly-owned subsidiaries, Northend Truck Equipment, LLC and Western Truck Body Mfg. ULC. The Company expects that the OSW acquisition will strengthen its specialty vehicle market position by expanding its geographic footprint and enhancing its portfolio of dump truck body and trailer product offerings. The assets and liabilities of OSW have been consolidated into the Company’s Condensed Consolidated Balance Sheet as of March 31, 2021, and the post-acquisition results of operations have been included in the Condensed Consolidated Statements of Operations, within the Environmental Solutions Group.
The initial cash consideration paid by the Company to acquire OSW was approximately $53.5 million, inclusive of certain preliminary closing adjustments. Any additional closing adjustments are expected to be finalized before the end of the third quarter of 2021.
The acquisition is being accounted for in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations. Accordingly, the total purchase price has been allocated on a preliminary basis to assets acquired and liabilities assumed in connection with the acquisition based on their estimated fair values as of the completion of the acquisition. A single estimate of fair value results from a complex series of judgments about future events and uncertainties and relies heavily on estimates and assumptions. The Company’s judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact the Company’s results of operations. Due to the proximity of the date of acquisition to the date of issuance of the condensed consolidated financial statements, the Company’s purchase price allocation as of March 31, 2021 reflects various provisional estimates that were based on the information that was available as of the acquisition date and the filing date of this Form 10-Q. The Company believes that information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed; however, the determination of those fair values is not yet finalized. Thus, the preliminary measurements of fair value set forth in the table below are subject to change during the measurement period as valuations are finalized. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practicable.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
The following table summarizes the preliminary fair value of assets acquired and liabilities assumed as of the acquisition date:

(in millions)
Purchase price, inclusive of preliminary closing adjustments (a)	$53.5
Total consideration	53.5

Cash	1.3
Accounts receivable	3.6
Inventories	8.7
Prepaid expenses and other current assets	0.7
Properties and equipment	5.8
Operating lease right-of-use assets	12.3
Customer relationships (b)	16.9
Trade names (c)	10.3
Other intangible assets	0.4
Operating lease liabilities	(12.3)
Accounts payable	(3.8)
Accrued liabilities	(1.4)
Customer deposits	(0.8)
Finance lease obligations	(1.7)
Net assets acquired	40.0

Goodwill (d)	$13.5
(a)    The initial purchase price, which is subject to certain post-closing adjustments, including working capital, was funded through existing cash and borrowings under the Company’s revolving credit facility.
(b)    Represents the preliminary fair value assigned to customer relationships, which are considered to be definite-lived intangible assets, with a preliminary estimated useful life of approximately 12 years.
(c)    Represents the preliminary fair value assigned to trade names, which are considered to be indefinite-lived intangible assets.
(d)    Goodwill, the majority of which is tax-deductible, has been allocated to the Environmental Solutions Group on the basis that the synergies identified will primarily benefit this segment.
In connection with the acquisition of OSW, the Company entered into a lease agreement for a facility owned by an entity affiliated with the sellers of OSW. The agreement includes an initial term of 10 years, with options to renew, and an annual rent that is considered market-based. During the three months ended March 31, 2021, total rent paid under this agreement to such entity, which is owned by individuals, certain of whom are now employees of the Company, was approximately $0.1 million, and the total lease liability as of March 31, 2021 was $9.9 million.
In the period between the February 17, 2021 closing date and March 31, 2021, OSW generated approximately $7.1 million of net sales and $0.4 million of operating income. The Company has included the operating results of OSW within the Environmental Solutions Group in its condensed consolidated financial statements since the closing date.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
NOTE 3 – REVENUE RECOGNITION
The following table presents the Company’s Net sales disaggregated by geographic region, based on the location of the end customer, and by major product line:

	Three Months Ended March 31,
(in millions)	2021	2020
Geographic Region:
U.S.	$215.5	$226.6
Canada	40.6	33.5
Europe/Other	22.7	26.0
Total net sales	$278.8	$286.1
Major Product Line:
Environmental Solutions
Vehicles and equipment (a)	$179.0	$186.1
Parts	35.7	33.4
Rental income (b)	7.5	8.8
Other (c)	5.9	4.7
Total	228.1	233.0
Safety and Security Systems
Public safety and security equipment	31.3	31.8
Industrial signaling equipment	13.4	14.3
Warning systems	6.0	7.0
Total	50.7	53.1
Total net sales	$278.8	$286.1
(a)    Includes net sales from the sale of new and used vehicles and equipment, including sales of rental equipment.
(b)    Represents income from vehicle and equipment lease arrangements with customers.
(c)    Primarily includes revenues from services, such as maintenance and repair work, and the sale of extended warranty contracts.
Contract Balances
The Company recognizes contract liabilities when cash payments, such as customer deposits, are received in advance of the Company’s satisfaction of the related performance obligations. Contract liabilities are recognized as Net sales when the related performance obligations are satisfied, which generally occurs within three to six months of the cash receipt. Contract liability balances are not materially impacted by any other factors. The Company’s contract liabilities were $18.5 million and $17.0 million as of March 31, 2021 and December 31, 2020, respectively. Contract assets, such as unbilled receivables, were not material as of any of the periods presented herein.
NOTE 4 – INVENTORIES
The following table summarizes the components of Inventories:

(in millions)	March 31, 2021	December 31, 2020
Finished goods	$99.2	$95.3
Raw materials	86.2	76.6
Work in process	19.2	13.1
Total inventories (a)	$204.6	$185.0
(a)     Amounts at March 31, 2021 include inventories acquired in the OSW acquisition - see Note 2 – Acquisitions.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
NOTE 5 – DEBT
The following table summarizes the components of Long-term borrowings and finance lease obligations:

(in millions)	March 31, 2021	December 31, 2020
2019 Credit Agreement (a)	$220.1	$209.4
Finance lease obligations (b)	2.5	0.6
Total long-term borrowings and finance lease obligations, including current portion	222.6	210.0
Less: Current finance lease obligations (b)	0.6	0.2
Total long-term borrowings and finance lease obligations	$222.0	$209.8
(a)     Defined as the Second Amended and Restated Credit Agreement, dated July 30, 2019. Amounts at March 31, 2021 include incremental borrowings to fund a portion of the OSW acquisition - see Note 2 – Acquisitions.
(b)    Amounts at March 31, 2021 include finance lease obligations acquired in connection with the OSW acquisition - see Note 2 – Acquisitions.
As more fully described within Note 13 – Fair Value Measurements, the Company uses a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The fair value of long-term debt is based on interest rates that we believe are currently available to us for issuance of debt with similar terms and remaining maturities (Level 2 input).
The following table summarizes the carrying amounts and estimated fair values of the Company’s long-term borrowings:

	March 31, 2021		December 31, 2020
(in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value
Long-term borrowings (a)	$222.6	$222.6	$210.0	$210.0
(a)     Long-term borrowings includes current finance lease obligations of $0.6 million and $0.2 million as of March 31, 2021 and December 31, 2020, respectively.
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
The Company is subject to certain net leverage ratio and interest coverage ratio financial covenants under the 2019 Credit Agreement that are to be measured at each fiscal quarter-end. The Company was in compliance with all such covenants as of March 31, 2021.
As of March 31, 2021, there was $220.1 million of cash drawn and $10.3 million of undrawn letters of credit under the 2019 Credit Agreement, with $269.6 million of net availability for borrowings. As of December 31, 2020, there was $209.4 million cash drawn and $10.3 million of undrawn letters of credit under the 2019 Credit Agreement, with $280.3 million of net availability for borrowings.
The following table summarizes the gross borrowings and gross payments under the Company’s revolving credit facilities:

	Three Months Ended March 31,
(in millions)	2021	2020
Gross borrowings	$45.0	$81.1
Gross payments	34.9	17.5
Interest Rate Swap
On October 2, 2019, the Company entered into an interest rate swap (the “Swap”) with a notional amount of $75.0 million, as a means of fixing the floating interest rate component on $75.0 million of its variable-rate debt. The Swap is designated as a cash flow hedge, with a maturity date of July 30, 2024.

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
The fair value of the Company’s interest rate swaps is derived from a discounted cash flow analysis based on the terms of the contract and the interest rate curve (Level 2 inputs) and measured on a recurring basis in our Condensed Consolidated Balance Sheets. At March 31, 2021, the fair value of the Swap was a liability of $1.9 million, which was included in Other long-term liabilities on the Condensed Consolidated Balance Sheet. At December 31, 2020, the fair value of the Swap was a liability of $3.0 million, which was included in Other long-term liabilities on the Condensed Consolidated Balance Sheet. During the three months ended March 31, 2021, an unrealized pre-tax gain of $1.1 million was recorded in Accumulated other comprehensive loss, whereas during the three months ended March 31, 2020, an unrealized pre-tax loss of $4.0 million was recorded. No ineffectiveness was recorded in either period.
NOTE 6 – GOODWILL AND OTHER INTANGIBLE ASSETS
The following table summarizes the carrying amount of goodwill, and the changes in the carrying amount of goodwill in the three months ended March 31, 2021, by segment:

(in millions)	Environmental Solutions	Safety & Security Systems	Total
Balance at January 1, 2021	$279.9	$114.3	$394.2
Acquisitions	13.5	—	13.5
Translation adjustments	0.1	(1.1)	(1.0)
Balance at March 31, 2021	$293.5	$113.2	$406.7
The following table summarizes the gross carrying amount and accumulated amortization of intangible assets for each major class of intangible assets:

	March 31, 2021			December 31, 2020
(in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Definite-lived intangible assets:
Customer relationships (a)	$125.5	$(32.0)	$93.5	$108.6	$(29.6)	$79.0
Other (a)	4.8	(2.4)	2.4	4.4	(2.3)	2.1
Total definite-lived intangible assets	130.3	(34.4)	95.9	113.0	(31.9)	81.1
Indefinite-lived intangible assets:
Trade names	82.8	—	82.8	72.4	—	72.4
Total indefinite-lived intangible assets	82.8	—	82.8	72.4	—	72.4
Total intangible assets	$213.1	$(34.4)	$178.7	$185.4	$(31.9)	$153.5
(a)    Average useful life of customer relationships and other definite-lived intangible assets are estimated to be approximately 12 years and seven years, respectively. The average useful life across all definite-lived intangible assets is estimated to be approximately 12 years.
The table above includes preliminary estimates of the fair value and useful lives of certain definite and indefinite-lived intangible assets related to the OSW acquisition completed during 2021. As further described in Note 2 – Acquisitions, the preliminary measurements of fair value included in the table above are subject to change during the measurement period as valuations are finalized.
Amortization expense for the three months ended March 31, 2021 and 2020 was $2.6 million and $2.4 million, respectively.
The Company currently estimates that aggregate amortization expense will be approximately $8.4 million for the remainder of 2021, $11.0 million in 2022, $10.9 million in 2023, $10.8 million in 2024, $10.7 million in 2025, and $44.1 million thereafter. Actual amounts of amortization may differ from estimated amounts due to additional intangible asset acquisitions, changes in foreign currency rates, measurement period adjustments for the OSW acquisition, impairment of intangible assets and other events.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
NOTE 7 – INCOME TAXES
The Company recognized income tax expense of $5.0 million and $7.2 million for the three months ended March 31, 2021 and 2020, respectively. The decrease in tax expense in the current-year quarter was largely due to lower pre-tax income levels, and the recognition of $1.1 million more excess tax benefits from stock compensation activity compared to the prior-year quarter. The Company’s effective tax rate for the three months ended March 31, 2021 was 18.4%, compared to 23.5% in the prior-year quarter.
NOTE 8 – PENSIONS
The following table summarizes the components of Net periodic pension benefit:

	U.S. Benefit Plan		Non-U.S. Benefit Plan
	Three Months Ended March 31,		Three Months Ended March 31,
(in millions)	2021	2020	2021	2020
Service cost	$—	$—	$0.1	$0.1
Interest cost	1.2	1.4	0.2	0.3
Amortization of actuarial loss	1.0	0.8	0.2	0.1
Amortization of prior service cost	—	—	0.0	0.0
Expected return on plan assets	(2.4)	(2.3)	(0.5)	(0.5)
Net periodic pension benefit	$(0.2)	$(0.1)	$—	$—
The items that comprise Net periodic pension benefit, other than service cost, are included as a component of Other (income) expense, net on the Condensed Consolidated Statements of Operations.
NOTE 9 – COMMITMENTS AND CONTINGENCIES
Financial Commitments
The Company provides indemnifications and other guarantees in the ordinary course of business, the terms of which range in duration and often are not explicitly defined. Specifically, the Company is occasionally required to provide letters of credit and bid and performance bonds to various customers, principally to act as security for retention levels related to casualty insurance policies and to guarantee the performance of subsidiaries that engage in export and domestic transactions. At March 31, 2021, the Company had outstanding performance and financial standby letters of credit, as well as outstanding bid and performance bonds, aggregating to $33.4 million. If any such letters of credit or bonds are called, the Company would be obligated to reimburse the issuer of the letter of credit or bond. The Company believes the likelihood of any currently outstanding letter of credit or bond being called is remote.
The Company has transactions involving the sale of equipment to certain of its customers which include (i) guarantees to repurchase the equipment for a fixed price at a future date and (ii) guarantees to repurchase the equipment from the third-party lender in the event of default by the customer. As of March 31, 2021, both the single year and maximum potential cash payments the Company could be required to make to repurchase equipment under these agreements amounted to $3.9 million. The Company’s risk under these repurchase arrangements would be partially mitigated by the value of the products repurchased as part of the transaction. Historical cash requirements and losses associated with these obligations have not been significant, but could increase if customer defaults exceed current expectations, including as a result of the current COVID-19 pandemic and its effect on the global economy.
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

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
The following table summarizes the changes in the Company’s warranty liabilities during the three months ended March 31, 2021 and 2020:

(in millions)	2021	2020
Balance at January 1	$10.2	$11.2
Provisions to expense	1.6	1.6
Payments	(2.4)	(1.8)
Balance at March 31	$9.4	$11.0
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
During April through October 2012, 20 new cases were filed in the Court of Common Pleas, Philadelphia County, Pennsylvania. These cases were filed on behalf of 20 Philadelphia firefighters and involved various defendants in addition to the Company. Five of these cases were subsequently dismissed. The first trial involving these 2012 Philadelphia cases occurred during December 2014 and involved three firefighter plaintiffs. The jury returned a verdict in favor of the Company. Following this trial, all of the parties agreed to settle cases involving seven firefighter plaintiffs set for trial during January 2015 for nominal amounts per plaintiff.
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
During March 2014, an action also was brought in the Court of Common Pleas of Erie County, Pennsylvania on behalf of 61 firefighters. This case likewise involves various defendants in addition to the Company. After the Company filed pretrial

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
motions, 33 Erie County firefighter plaintiffs voluntarily dismissed their claims. Prior to a dismissal of these cases pursuant to the Tolling Agreement, discussed below, there was a total of 28 firefighters involved in cases filed in Erie County.
During August 2017, five cases involving 70 firefighter plaintiffs were filed in Lackawanna County, Pennsylvania. These cases involve firefighter plaintiffs who originally filed in Cook County several years ago and were dismissed pursuant to the Company’s forum nonconveniens motion.
On September 17, 2014, 20 lawsuits, involving a total of 193 Buffalo Fire Department firefighters, were filed in the Supreme Court of the State of New York, Erie County. All of the cases filed in Erie County, New York have been removed to federal court in the Western District of New York. Plaintiffs have filed a motion to consolidate and bifurcate these cases, similar to the motion filed in the Pittsburgh hearing loss cases, as described below. The Company has filed an opposition to the motion. During February 2015, a lawsuit involving one New York City firefighter plaintiff was filed in the Supreme Court of the State of New York, New York County. The plaintiff named the Company as well as several other parties as defendants. That case subsequently was transferred to federal court in the Northern District of New York and thereafter dismissed. During April 2015 through January 2016, 29 new cases involving a total of 235 firefighters were filed in various counties in the New York City area. During December 2016 through October 2017, additional cases were filed in these jurisdictions. On February 5, 2018, the Company was served with a complaint in an additional case filed in Kings County, New York. This case involves one plaintiff. Prior to a dismissal of these cases pursuant to the Tolling Agreement, discussed below, there was a total of 536 firefighters involved in cases filed in the State of New York.
During November 2015, the Company was served with a complaint filed in Union County, New Jersey state court, involving 34 New Jersey firefighters. This case has been transferred to federal court in the District of New Jersey. During the period from January through May 2016, eight additional cases were filed in various New Jersey state courts. Most of the firefighters in these cases reside in New Jersey and work or worked at New Jersey fire departments. During December 2016, a case involving one New Jersey firefighter was filed in the United States District Court of New Jersey. On May 2, 2017, plaintiffs filed a motion to consolidate and bifurcate in the pending federal court case in New Jersey. This motion was similar to bifurcation motions filed by plaintiffs in Pittsburgh, Buffalo and Philadelphia. The Court has denied this motion as premature. Pursuant to a petition filed by both parties, all New Jersey state court cases were consolidated for pretrial purposes. Prior to a dismissal of these cases pursuant to the Tolling Agreement, discussed below, there was a total of 61 firefighters involved in cases filed in New Jersey.
During May through October 2016, nine cases were filed in Suffolk County, Massachusetts state court, naming the Company as a defendant. These cases involve 194 firefighters who lived and worked in the Boston area. During August 2017, plaintiffs filed additional cases in Suffolk County court. The Company moved to transfer various cases filed in Suffolk County to other counties in Massachusetts where plaintiffs reside and work. Prior to a dismissal of these cases pursuant to the Tolling Agreement, discussed below, there was a total of 218 firefighters involved in cases filed in Massachusetts.
During August and September 2017, plaintiffs’ attorneys filed additional hearing loss cases in Florida. The Company is the only named defendant. These cases were filed in several different counties in Florida, including Tampa, Miami and Orlando municipalities. Plaintiffs have agreed to stipulate that they will not seek more than $75,000 in damages in any individual plaintiff case. Prior to a dismissal of these cases pursuant to the Tolling Agreement, discussed below, there was a total of 166 firefighters involved in cases filed in Florida.
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
A second trial involving Pittsburgh firefighters began during January 2018. At the outset of this trial, plaintiffs’ attorneys, who represent all firefighters who have filed cases in Allegheny County, Philadelphia, Buffalo, New Jersey, Massachusetts, and Florida, as described above, requested that the Company consider settlement of various cases. This trial was continued to allow the parties to further discuss possible settlement. During March 2018, the parties agreed in principle on a framework (the “Settlement Framework”) to resolve hearing loss claims and cases in all jurisdictions involved in the hearing loss litigation except in Cook County and Lackawanna County, and excluding one case involving one firefighter in New York City. The firefighters excluded from the Settlement Framework are represented by different attorneys. The Company has agreed in principle to settle the cases in Lackawanna County and has settled the case involving one firefighter in New York City for nominal amounts. Pursuant to the Settlement Framework, the Company would pay $700 to each firefighter who has filed a lawsuit and is eligible to be part of the settlement. The Company would pay $300 to each firefighter who has not yet filed a case and is eligible to be part of the settlement. To be eligible for settlement, among other things, firefighters must provide proof that they have high frequency noise-induced hearing loss. There are approximately 3,700 firefighters whose claims may be considered as part of this settlement, including approximately 1,320 firefighters who have ongoing filed lawsuits. This Settlement Framework was finalized in a global settlement agreement executed on November 4, 2019. Pursuant to this global settlement agreement, the parties are now in the process of determining how many of the approximately 3,700 firefighters will be eligible to participate in the settlement. In order to minimize the parties’ respective legal costs and expenses during this settlement process, on July 5, 2018, the parties entered into a tolling agreement (the “Tolling Agreement”). Pursuant to the Tolling Agreement, counsel for the settling firefighters agreed to dismiss the pending lawsuits in all jurisdictions except for the Allegheny County (Pittsburgh), Pennsylvania cases, and the Company agreed to a tolling of any statute of limitations applicable to the dismissed cases. The Tolling Agreement continued in place until the parties executed the global settlement agreement on November 4, 2019. After execution of the global settlement agreement, the Allegheny County (Pittsburgh) cases were dismissed. The global settlement agreement requires plaintiffs’ attorneys to withdraw from representing firefighters who elect not to participate in this settlement.
As of March 31, 2021, the Company has recognized an estimated liability for the potential settlement amount. While it is reasonably possible that the ultimate resolution of this matter may result in a loss in excess of the amount accrued, the incremental loss is not expected to be material.
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
NOTE 10 – EARNINGS PER SHARE
The Company computes earnings per share (“EPS”) in accordance with ASC 260, Earnings per Share, which requires that non-vested restricted stock containing non-forfeitable dividend rights should be treated as participating securities pursuant to the two-class method. Under the two-class method, net income is reduced by the amount of dividends declared in the period for common stock and participating securities. The remaining undistributed earnings are then allocated to common stock and participating securities as if all of the net income for the period had been distributed. The amounts of distributed and undistributed earnings allocated to participating securities for the three months ended March 31, 2021 and 2020 were insignificant and did not materially impact the calculation of basic or diluted EPS.
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

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
For the three months ended March 31, 2021, the number of options to purchase shares of the Company’s stock that had an anti-dilutive effect on EPS was immaterial. For the three months ended March 31, 2020, options to purchase 0.2 million shares of the Company’s common stock had an anti-dilutive effect on EPS, and accordingly, were excluded from the calculation of diluted EPS.
The following table reconciles Net income to basic and diluted EPS:

	Three Months Ended March 31,
(in millions, except per share data)	2021	2020
Net income	$22.2	$23.4
Weighted average shares outstanding – Basic	60.6	60.5
Dilutive effect of common stock equivalents	1.1	1.2
Weighted average shares outstanding – Diluted	61.7	61.7
Earnings per share:
Basic	$0.37	$0.39
Diluted	0.36	0.38
NOTE 11 – STOCKHOLDERS’ EQUITY
Dividends
On February 18, 2021, the Company’s Board of Directors (the “Board”) declared a quarterly cash dividend of $0.09 per common share. The dividend totaled $5.5 million and was distributed on March 31, 2021 to stockholders of record at the close of business on March 19, 2021. During the three months ended March 31, 2020, dividends of $4.8 million were paid to stockholders.
On April 27, 2021, the Board declared a quarterly cash dividend of $0.09 per common share payable on June 2, 2021 to stockholders of record at the close of business on May 21, 2021.
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
No shares were repurchased under the stock repurchase program during the three months ended March 31, 2021. During the three months ended March 31, 2020, the Company repurchased 490,990 shares for a total of $13.5 million.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
Accumulated Other Comprehensive Loss
The following tables summarize the changes in each component of Accumulated other comprehensive loss, net of tax in the three months ended March 31, 2021 and 2020:

(in millions) (a)	Actuarial Losses	Prior Service Costs	Foreign Currency Translation	Unrealized Gain (Loss) on Interest Rate Swaps	Total
Balance at January 1, 2021	$(88.2)	$(2.6)	$1.3	$(2.2)	$(91.7)
Other comprehensive (loss) income before reclassifications	(0.2)	—	(1.2)	1.0	(0.4)
Amounts reclassified from accumulated other comprehensive loss	0.9	—	—	(0.2)	0.7
Net current-period other comprehensive income (loss)	0.7	—	(1.2)	0.8	0.3
Balance at March 31, 2021	$(87.5)	$(2.6)	$0.1	$(1.4)	$(91.4)

(in millions) (a)	Actuarial Losses	Prior Service Costs	Foreign Currency Translation	Unrealized Gain (Loss) on Interest Rate Swaps	Total
Balance at January 1, 2020	$(80.4)	$(2.4)	$(7.1)	$0.8	$(89.1)
Other comprehensive income (loss) before reclassifications	1.1	—	(6.1)	(3.0)	(8.0)
Amounts reclassified from accumulated other comprehensive loss	0.7	—	—	(0.1)	0.6
Net current-period other comprehensive income (loss)	1.8	—	(6.1)	(3.1)	(7.4)
Balance at March 31, 2020	$(78.6)	$(2.4)	$(13.2)	$(2.3)	$(96.5)
(a)    Amounts in parentheses indicate losses.
The following table summarizes the amounts reclassified from Accumulated other comprehensive loss, net of tax, in the three months ended March 31, 2021 and 2020 and the affected line item in the Condensed Consolidated Statements of Operations:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in Condensed Consolidated Statements of Operations
	2021	2020
(in millions) (a)
Amortization of actuarial losses of defined benefit pension plans	$(1.2)	$(0.9)	Other (income) expense, net
Amortization of prior service costs of defined benefit pension plans	0.0	0.0	Other (income) expense, net
Interest rate swaps	0.2	0.1	Interest expense
Total before tax	(1.0)	(0.8)
Income tax benefit	0.3	0.2	Income tax expense
Total reclassifications for the period, net of tax	$(0.7)	$(0.6)
(a)    Amounts in parentheses indicate losses.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
NOTE 12 – SEGMENT INFORMATION
The Company has two reportable segments: the Environmental Solutions Group and the Safety and Security Systems Group. Business units are organized under each reportable segment because they share certain characteristics, such as technology, marketing, distribution and product application, which create long-term synergies.
As discussed in Note 2 – Acquisitions, the assets and liabilities of OSW have been consolidated into the Condensed Consolidated Balance Sheet as of March 31, 2021, while the post-acquisition results of operations have been included in the Condensed Consolidated Statements of Operations subsequent to the February 17, 2021 closing date. OSW’s post-acquisition results of operations are included within the Environmental Solutions Group.
The following tables summarize the Company’s operations by segment, including Net sales, Operating income (loss), and Total assets:

	Three Months Ended March 31,
(in millions)	2021	2020
Net sales:
Environmental Solutions	$228.1	$233.0
Safety and Security Systems	50.7	53.1
Total net sales	$278.8	$286.1
Operating income (loss):
Environmental Solutions	$27.1	$29.4
Safety and Security Systems	7.2	7.4
Corporate and eliminations	(6.5)	(4.5)
Total operating income	27.8	32.3
Interest expense	1.1	1.5
Other (income) expense, net	(0.5)	0.2
Income before income taxes	$27.2	$30.6

(in millions)	As of March 31, 2021	As of December 31, 2020
Total assets:
Environmental Solutions	$1,013.0	$926.8
Safety and Security Systems	222.0	225.5
Corporate and eliminations	30.9	56.3
Total assets of continuing operations	1,265.9	1,208.6
Total assets of discontinued operations	0.2	0.2
Total assets	$1,266.1	$1,208.8
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
Contingent Consideration
The Company has a contingent obligation to pay up to $15.5 million to the former owners of Mark Rite Lines Equipment Company, Inc. (“MRL”), a U.S. manufacturer of truck-mounted and ride-on road-marking and line-removal equipment acquired by the Company on July 1, 2019, if specified financial results are met over future reporting periods (i.e., an earn-out). Liabilities for contingent consideration are measured at fair value each reporting period, with the acquisition-date fair value included as part of the consideration transferred. Subsequent changes in fair value are included as a component of Acquisition and integration-related expenses on the Condensed Consolidated Statements of Operations.
The Company uses an income approach to value the contingent consideration obligation based on the present value of risk-adjusted future cash flows under either a scenario-based or option-pricing method, as appropriate. Due to the lack of relevant observable market data over fair value inputs, such as prospective financial information or probabilities of future events as of March 31, 2021, the Company has classified the contingent consideration liability within Level 3 of the fair value hierarchy outlined in ASC 820, Fair Value Measurements.
The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2021:

	Fair Value Measurement at Reporting Date Using
(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$3.1	$—	$—	$3.1
Liabilities:
Contingent consideration	—	—	4.2	4.2
Interest rate swap	—	1.9	—	1.9
The following table provides a roll-forward of the fair value of recurring Level 3 fair value measurements in the three months ended March 31, 2021 and 2020:

(in millions)	2021	2020
Contingent consideration liability, at January 1	$4.2	$4.3
Total losses included in earnings	0.0	0.0
Contingent consideration liability, at March 31	$4.2	$4.3

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide information that is supplemental to, and should be read together with, the condensed consolidated financial statements and the accompanying notes contained in this Form 10-Q, as well as Federal Signal Corporation’s Annual Report on Form 10-K for the year ended December 31, 2020. References herein to the “Company,” “we,” “our,” or “us” refer collectively to Federal Signal Corporation and its subsidiaries. Information in MD&A is intended to assist the reader in obtaining an understanding of (i) the condensed consolidated financial statements, (ii) the Company’s business segments and how the results of those segments impact the Company’s results of operations and financial condition as a whole and (iii) how certain accounting principles affect the Company’s condensed consolidated financial statements. The Company’s results for interim periods should not be regarded as necessarily indicative of results that may be expected for the entire year, which may differ materially due to, among other things, the risk factors described under Part I, Item 1A, Risk Factors, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on February 25, 2021.
Executive Summary
The Company is a leading global manufacturer and supplier of (i) vehicles and equipment for maintenance and infrastructure end-markets, including sewer cleaners, industrial vacuum loaders, vacuum- and hydro-excavation trucks (collectively, “safe-digging trucks”), street sweepers, road-marking and line-removal equipment, waterblasting equipment, dump truck bodies and trailers, and (ii) safety, security and communication equipment, such as lights, sirens and warning systems. In addition, we sell parts and provide service, repair, equipment rentals and training as part of a comprehensive aftermarket offering to our customer base. We operate 17 principal manufacturing facilities in five countries and provide products and integrated solutions to municipal, governmental, industrial and commercial customers in all regions of the world.
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
Operating Results
Net sales for the three months ended March 31, 2021 decreased by $7.3 million, or 3%, compared to the prior-year quarter. Our Environmental Solutions Group reported a net sales decrease of $4.9 million, or 2%, primarily due to a $14.3 million reduction in sales of safe-digging trucks, partially offset a $7.3 million increase in sales of sewer cleaners. In addition, aftermarket revenues increased by $3.1 million. Within our Safety and Security Systems Group, net sales decreased by $2.4 million, or 5%, primarily due to reductions in sales of public safety equipment, industrial signaling equipment and warning systems of $1.2 million, $1.0 million and $1.0 million, respectively, partially offset by a favorable foreign currency translation impact of $0.8 million.
Operating income for the three months ended March 31, 2021 decreased by $4.5 million, or 14%, compared to the prior-year quarter, primarily driven by reductions of $2.3 million and $0.2 million within our Environmental Solutions Group and our Safety and Security Systems Group, respectively, and a $2.0 million increase in Corporate expenses, primarily due to higher post-employment expenses. Consolidated operating margin for the three months ended March 31, 2021 was 10.0%, compared to 11.3% in the prior-year quarter.
Income before income taxes for the three months ended March 31, 2021 decreased by $3.4 million, or 11%, compared to the prior-year quarter. The decrease resulted from the reduced operating income, partially offset by a $0.7 million increase in other income and a $0.4 million reduction in interest expense.
Net income for the three months ended March 31, 2021 decreased by $1.2 million compared to the prior-year quarter, largely due to the reduction in operating income, partially offset by a $2.2 million decrease in income tax expense, the reduction in interest expense and the increase in other income. The decrease in tax expense in the current-year quarter was largely due to lower pre-tax income levels, and the recognition of $1.1 million more excess tax benefits from stock compensation activity compared to the prior-year quarter. Our effective tax rate for the three months ended March 31, 2021 was 18.4%, compared to 23.5% in the prior-year quarter. We currently expect our full-year effective tax rate to be approximately 24%.
Total orders for the three months ended March 31, 2021 were $384 million, an increase of $80 million, or 26%, compared to the prior-year quarter.
Our consolidated backlog at March 31, 2021 was $410 million, an increase of $106 million, or 35%, compared to the end of 2020, and improvement of $9 million, or 2%, compared to the prior-year quarter.
Results of Operations
The following table summarizes our Condensed Consolidated Statements of Operations and illustrates the key financial indicators used to assess our consolidated financial results:

	Three Months Ended March 31,
($ in millions, except per share data)	2021	2020	Change
Net sales	$278.8	$286.1	$(7.3)
Cost of sales	210.0	211.3	(1.3)
Gross profit	68.8	74.8	(6.0)
Selling, engineering, general and administrative expenses	40.8	42.2	(1.4)
Acquisition and integration-related expenses	0.2	0.3	(0.1)
Operating income	27.8	32.3	(4.5)
Interest expense	1.1	1.5	(0.4)
Other (income) expense, net	(0.5)	0.2	(0.7)
Income before income taxes	27.2	30.6	(3.4)
Income tax expense	5.0	7.2	(2.2)
Net income	$22.2	$23.4	$(1.2)
Operating data:
Operating margin	10.0%	11.3%	(1.3)%
Diluted earnings per share	$0.36	$0.38	$(0.02)
Total orders	384.1	303.9	80.2
Backlog	409.5	400.8	8.7
Depreciation and amortization	12.2	10.8	1.4
Net sales
Net sales for the three months ended March 31, 2021 decreased by $7.3 million, or 3%, compared to the prior-year quarter. The Environmental Solutions Group reported a net sales decrease of $4.9 million, or 2%, primarily due to a $14.3 million reduction in sales of safe-digging trucks, partially offset a $7.3 million increase in sales of sewer cleaners. In addition, aftermarket revenues increased by $3.1 million. Within the Safety and Security Systems Group, net sales decreased by $2.4 million, or 5%, primarily due to reductions in sales of public safety equipment, industrial signaling equipment and warning systems of $1.2 million, $1.0 million and $1.0 million, respectively, partially offset by a favorable foreign currency translation impact of $0.8 million.
Cost of sales
Cost of sales for the three months ended March 31, 2021 decreased by $1.3 million, or 1%, compared to the prior-year quarter, largely due to a decrease of $1.2 million, or 4%, within the Safety and Security Systems Group, primarily related to lower sales volumes, partially offset by a $0.7 million unfavorable foreign currency translation impact.
Gross profit
Gross profit for the three months ended March 31, 2021 decreased by $6.0 million, or 8%, compared to the prior-year quarter, primarily due to reductions of $4.8 million and $1.2 million within the Environmental Solutions Group and the Safety and Security Systems Group, respectively. Gross profit as a percentage of revenues (“gross profit margin”) for the three months ended March 31, 2021 was 24.7%, compared to 26.1% in the prior-year quarter, primarily due to the effects of lower operating leverage and unfavorable overhead absorption within the Environmental Solutions Group.

Selling, engineering, general and administrative expenses (“SEG&A”)
SEG&A expenses for the three months ended March 31, 2021 decreased by $1.4 million, or 3%, compared to the prior-year quarter, primarily due to reductions in SEG&A expenses within the Environmental Solutions Group and Safety and Security Systems Group of $2.4 million and $1.0 million, respectively, partially offset by a $2.0 million increase in Corporate SEG&A expenses. As a percentage of net sales, SEG&A expenses were 14.6% in the current-year quarter, down from 14.8% in the prior-year quarter.
Operating income
Operating income for the three months ended March 31, 2021 decreased by $4.5 million, or 14%, compared to the prior-year quarter, primarily driven by reductions of $2.3 million and $0.2 million within the Environmental Solutions Group and the Safety and Security Systems Group, respectively, and a $2.0 million increase in Corporate expenses. Consolidated operating margin for the three months ended March 31, 2021 was 10.0%, compared to 11.3% in the prior-year quarter.
Interest expense
Interest expense for the three months ended March 31, 2021 decreased by $0.4 million compared to the prior-year quarter, largely due to lower average debt levels.
Other (income) expense, net
For the three months ended March 31, 2021, other income of $0.5 million was realized, whereas in the prior-year quarter, other expense of $0.2 million was recognized.

Income tax expense
The Company recognized income tax expense of $5.0 million and $7.2 million for the three months ended March 31, 2021 and 2020, respectively. The decrease in tax expense in the current-year quarter was largely due to lower pre-tax income levels, and the recognition of $1.1 million more excess tax benefits from stock compensation activity compared to the prior-year quarter. The Company’s effective tax rate for the three months ended March 31, 2021 was 18.4%, compared to 23.5% in the prior-year quarter.
Net income
Net income for the three months ended March 31, 2021 decreased by $1.2 million compared to the prior-year quarter, largely due to the aforementioned reduction in operating income, partially offset by the $2.2 million decrease in income tax expense, the $0.7 million increase in other income and the $0.4 million reduction in interest expense.
Environmental Solutions
The following table summarizes the Environmental Solutions Group’s operating results as of and for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
($ in millions)	2021	2020	Change
Net sales	$228.1	$233.0	$(4.9)
Operating income	27.1	29.4	(2.3)
Operating data:
Operating margin	11.9%	12.6%	(0.7)%
Total orders	$324.2	$237.5	$86.7
Backlog	379.3	358.4	20.9
Depreciation and amortization	11.3	10.0	1.3
Total orders for the three months ended March 31, 2021 increased by $86.7 million, or 37%, compared to the prior-year quarter. U.S. orders increased by $65.0 million, or 33%, primarily due to the inclusion of $20.9 million of backlog acquired in connection with the acquisition of OSW Equipment & Repair, LLC (“OSW”), as well as improvements in orders for dump truck bodies, sewer cleaners, and industrial vacuum loaders of $11.7 million, $7.8 million and $7.6 million, respectively. Additionally, aftermarket demand increased by $6.0 million, including a large road-striping service contract awarded during the quarter. Non-U.S. orders increased by $21.7 million, or 52%, primarily due to an $8.7 million improvement in aftermarket demand, a $3.0 million favorable foreign currency translation impact, a $2.9 million increase in orders for sewer cleaners, and the inclusion of $2.9 million of backlog acquired in connection with the OSW transaction.
Net sales for the three months ended March 31, 2021 decreased by $4.9 million, or 2%, compared to the prior-year quarter. For the three months ended March 31, 2021, U.S. sales decreased by $9.9 million, or 5%, largely due to lower shipments of safe-digging trucks of $13.9 million, partially offset by higher sales of sewer cleaners of $5.6 million. Non-U.S. sales increased by $5.0 million, or 13%, primarily due to a $4.1 million improvement in aftermarket revenues.
Cost of sales for the three months ended March 31, 2021 decreased by $0.1 million compared to the prior-year quarter, primarily due to lower sales volumes, partially offset by a $1.1 million increase in depreciation expense and unfavorable overhead absorption from temporary weather-related disruptions to production. Including these factors, gross profit margin for the three months ended March 31, 2021 was 21.9%, compared to 23.5% in the prior-year quarter.
SEG&A expenses for the three months ended March 31, 2021 decreased by $2.4 million compared to the prior-year quarter, primarily due to cost reduction initiatives implemented in the second half of 2020. As a percentage of net sales, SEG&A expenses decreased from 10.9% in the prior-year quarter, to 10.0% in the current-year quarter.
Operating income for the three months ended March 31, 2021 decreased by $2.3 million compared to the prior-year quarter, largely due to a $4.8 million reduction in gross profit, partially offset by the $2.4 million reduction in SEG&A expenses and a $0.1 million decrease in acquisition-related expenses.
Backlog was $379.3 million at March 31, 2021, compared to $358.4 million at March 31, 2020.
Safety and Security Systems
The following table summarizes the Safety and Security Systems Group’s operating results as of and for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
($ in millions)	2021	2020	Change
Net sales	$50.7	$53.1	$(2.4)
Operating income	7.2	7.4	(0.2)
Operating data:
Operating margin	14.2%	13.9%	0.3%
Total orders	$59.9	$66.4	$(6.5)
Backlog	30.2	42.4	(12.2)
Depreciation and amortization	0.9	0.8	0.1
Total orders for the three months ended March 31, 2021 decreased by $6.5 million, or 10%, compared with the prior-year quarter. U.S. orders increased by $2.4 million, primarily driven by improvements in orders for industrial signaling equipment and public safety equipment of $1.9 million and $0.6 million, respectively. Non-U.S. orders decreased by $8.9 million, largely due to reductions in orders for public safety equipment and warning systems of $8.4 million and $1.3 million, respectively, partially offset by a favorable foreign currency translation impact of $1.0 million.
Net sales for the three months ended March 31, 2021 decreased by $2.4 million, or 5%, compared to the prior-year quarter. U.S. sales decreased by $1.3 million, primarily driven by reductions in sales of warning systems and industrial signaling equipment of $0.8 million and $0.5 million, respectively. Non-U.S. sales decreased by $1.1 million, largely due to reductions in sales of public safety equipment and industrial signaling equipment of $1.2 million and $0.5 million, respectively, partially offset by a favorable foreign currency translation impact of $0.8 million.
Cost of sales for the three months ended March 31, 2021 decreased by $1.2 million, or 4%, compared to the prior-year quarter, primarily related to lower sales volumes, partially offset by a $0.7 million unfavorable foreign currency translation impact. Gross profit margin for the three months ended March 31, 2021 was 37.1%, compared to 37.7% in the prior-year quarter, with the decrease primarily attributable to unfavorable sales mix.
SEG&A expenses for the three months ended March 31, 2021 decreased by $1.0 million, or 8%, compared to the prior-year quarter, mostly related to cost reduction initiatives implemented in the prior year, as well as lower sales commissions. As a percentage of net sales, SEG&A expenses decreased from 23.7% in the prior-year quarter, to 22.9% in the current-year quarter.
Operating income for the three months ended March 31, 2021 decreased by $0.2 million, or 3%, compared to the prior-year quarter, primarily due to a $1.2 million reduction in gross profit, partially offset by the $1.0 million reduction in SEG&A expenses.

Backlog was $30.2 million at March 31, 2021, compared to $42.4 million at March 31, 2020.
Corporate Expenses
Corporate operating expenses for the three months ended March 31, 2021 were $6.5 million, up from $4.5 million in the prior-year quarter, with the increase primarily due to higher post-employment expenses.
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
Financial Condition, Liquidity and Capital Resources
The Company uses its cash flow from operations to fund growth and to make capital investments that sustain its operations, reduce costs, or both. Beyond these uses, remaining cash is used to pay down debt, repurchase shares, fund dividend payments and make pension contributions. The Company may also choose to invest in the acquisition of businesses. In the absence of significant unanticipated cash demands, we believe that the Company’s existing cash balances, cash flow from operations and borrowings available under the 2019 Credit Agreement will provide funds sufficient for these purposes. As of March 31, 2021, there was $220.1 million of cash drawn and $10.3 million of undrawn letters of credit under the 2019 Credit Agreement, with $269.6 million of availability for borrowings. The net cash flows associated with the Company’s rental equipment transactions are included in cash flow from operating activities.
The Company’s cash and cash equivalents totaled $54.8 million and $81.7 million as of March 31, 2021 and December 31, 2020, respectively. As of March 31, 2021, $24.7 million of cash and cash equivalents was held by foreign subsidiaries. Cash and cash equivalents held by subsidiaries outside the U.S. typically are held in the currency of the country in which it is located. The Company uses this cash to fund the operating activities of its foreign subsidiaries and for further investment in foreign operations. Generally, the Company has considered such cash to be permanently reinvested in its foreign operations and the Company’s current plans do not demonstrate a need to repatriate such cash to fund U.S. operations. However, in the event that these funds are needed to fund U.S. operations or to satisfy U.S. obligations, they generally could be repatriated. The repatriation of these funds may cause the Company to incur additional U.S. income tax expense, dependent on income tax laws and other circumstances at the time any such amounts are repatriated.
Net cash of $26.0 million was provided by operating activities in the three months ended March 31, 2021, compared to $5.2 million in the prior-year period. The year-over-year improvement in operating cash flow was primarily due to working capital timing differences, lower rental fleet investment in comparison to the prior year and lower tax payments. Partially offsetting these improvements was a $0.9 million increase in pension contributions in comparison to the prior-year period.
Net cash of $56.4 million was used for investing activities in the three months ended March 31, 2021, compared to $8.4 million in the prior-year period. During the three months ended March 31, 2021, the Company paid initial consideration of $53.5 million to acquire OSW. Capital expenditures in the three months ended March 31, 2021 and 2020 were $4.3 million and $9.5 million, respectively. During the three months ended March 31, 2020, the Company received $0.8 million as part of the finalization of certain post-closing adjustments in connection with the acquisition of MRL.
Net cash of $4.0 million was provided by financing activities in the three months ended March 31, 2021, compared with $41.4 million in the prior-year quarter. In the three months ended March 31, 2021, the Company borrowed $10.1 million against its revolving credit facility, primarily to fund the acquisition of OSW, and received $3.3 million from stock option exercises. The Company also funded cash dividends of $5.5 million, and redeemed $4.0 million of stock in order to remit funds to tax authorities to satisfy employees’ tax withholdings following the vesting of stock-based compensation and the exercise of stock options. In the three months ended March 31, 2020, the Company borrowed $63.6 million against its revolving credit facility, funded share repurchases and cash dividends of $13.5 million and $4.8 million, respectively, and redeemed $4.0 million of stock in order to remit funds to tax authorities to satisfy employees’ tax withholdings following the vesting of stock-based compensation and the exercise of stock options.
The Company is subject to certain net leverage ratio and interest coverage ratio financial covenants under the 2019 Credit Agreement that are to be measured at each fiscal quarter-end. The Company was in compliance with all such covenants as of March 31, 2021.

The Company anticipates that capital expenditures for 2021, including investments associated with certain ongoing plant expansions, will be in the range of $20 million to $25 million.
Contractual Obligations and Off-Balance Sheet Arrangements
During the three months ended March 31, 2021, there have been no material changes in the Company’s contractual obligations and off-balance sheet arrangements as described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk.
See Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. During the three months ended March 31, 2021, there have been no significant changes in our exposure to market risk.
Item 4.     Controls and Procedures.
As required by Rule 13a-15 under the Exchange Act, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of March 31, 2021. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2021.
As a matter of practice, the Company’s management continues to review and document internal control and procedures for financial reporting. From time to time, the Company may make changes aimed at enhancing the effectiveness of the controls and ensuring that the systems evolve with the business. SEC guidance permits management to omit an assessment of internal control over financial reporting for an acquired business from management’s assessment of internal control over financial reporting for a period not to exceed one year from the date of the acquisition. During the three months ended March 31, 2021, the Company completed the acquisition of OSW. As of March 31, 2021, management has not yet fully assessed OSW’s internal control over financial reporting. Excluding the acquisition of OSW, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting during the three months ended March 31, 2021.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings.
The information set forth under the heading “Legal Proceedings” in Note 9 – Commitments and Contingencies to the accompanying condensed consolidated financial statements as included in Part I of this Form 10-Q is incorporated herein by reference.
Item 1A. Risk Factors.
There have been no material changes in the Company’s risk factors as described in Item 1A, Risk Factors, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides a summary of the Company’s repurchase activity for its common stock during the three months ended March 31, 2021:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (a) (b)
January 2021 (1/1/21 – 2/6/21)	—	$—	—	$90,524,049
February 2021 (2/7/21 – 3/6/21)	—	—	—	90,524,049
March 2021 (3/7/21 – 4/3/21)	—	—	—	90,524,049
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
Item 3.    Defaults upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
On May 4, 2021, the Company issued a press release announcing its financial results for the three months ended March 31, 2021. The presentation slides for the first quarter 2021 earnings call were also posted on the Company’s website at that time. The full text of the first quarter financial results press release and earnings presentation are attached hereto as Exhibits 99.1 and 99.2, respectively, to this Form 10-Q.

Item 6.    Exhibits.

3.1	Restated Certificate of Incorporation of the Company. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed April 30, 2010.

3.2	Amended and Restated By-laws of the Company. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed February 9, 2016.

10.1*
Second Amendment to the Federal Signal Corporation 2015 Executive Incentive Compensation Plan. Incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement filed on Schedule 14A filed March 17, 2021.

31.1	CEO Certification under Section 302 of the Sarbanes-Oxley Act.

31.2	CFO Certification under Section 302 of the Sarbanes-Oxley Act.

32.1	CEO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act.

32.2	CFO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act.

99.1	First Quarter Financial Results Press Release, Dated May 4, 2021.

99.2	First Quarter Earnings Call Presentation Slides.

101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(a)(3) of Form 10-K.

SIGNATURE
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Signal Corporation

Date:	May 4, 2021	/s/ Ian A. Hudson
Ian A. Hudson
Senior Vice President and Chief Financial Officer (Principal Financial Officer)