Form 10-Q
period 2021-06-30
FEDERAL SIGNAL CORP /DE/
filed 2021-07-29
CIK 277509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of June 30, 2021, the number of shares outstanding of the registrant’s common stock was 61,131,770.

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

PART I. FINANCIAL INFORMATION
Item 1.     Financial Statements (Unaudited).
FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2021	2020	2021	2020
Net sales	$334.7	$270.1	$613.5	$556.2
Cost of sales	253.1	199.8	463.1	411.1
Gross profit	81.6	70.3	150.4	145.1
Selling, engineering, general and administrative expenses	42.8	37.4	83.6	79.6
Acquisition and integration-related expenses	0.3	0.3	0.5	0.6
Restructuring	—	1.3	—	1.3
Operating income	38.5	31.3	66.3	63.6
Interest expense	1.1	1.8	2.2	3.3
Other (income) expense, net	(0.3)	2.0	(0.8)	2.2
Income before income taxes	37.7	27.5	64.9	58.1
Income tax expense	8.0	6.1	13.0	13.3
Net income	$29.7	$21.4	$51.9	$44.8
Earnings per share:
Basic	$0.49	$0.36	$0.85	$0.74
Diluted	0.48	0.35	0.84	0.73
Weighted average common shares outstanding:
Basic	60.9	60.1	60.8	60.3
Diluted	61.8	61.3	61.8	61.6
See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Net income	$29.7	$21.4	$51.9	$44.8
Other comprehensive income (loss):
Change in foreign currency translation adjustment	2.0	1.2	0.8	(4.9)
Change in unrecognized net actuarial loss and prior service cost related to pension benefit plans, net of income tax expense of $0.3, $0.2, $0.5 and $0.4 respectively	1.0	0.9	1.7	2.7
Change in unrealized gain or loss on interest rate swaps, net of income tax expense (benefit) of $0.0, $(0.1), $0.3 and $(1.1) respectively	—	(0.3)	0.8	(3.4)
Total other comprehensive income (loss)	3.0	1.8	3.3	(5.6)
Comprehensive income	$32.7	$23.2	$55.2	$39.2
See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
(in millions, except per share data)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$54.5	$81.7
Accounts receivable, net of allowances for doubtful accounts of $2.8 and $2.9, respectively	148.0	127.0
Inventories	203.9	185.0
Prepaid expenses and other current assets	21.8	11.8
Total current assets	428.2	405.5
Properties and equipment, net of accumulated depreciation of $144.2 and $136.2, respectively	112.8	106.9
Rental equipment, net of accumulated depreciation of $42.8 and $43.5, respectively	119.1	113.3
Operating lease right-of-use assets	32.0	21.9
Goodwill	407.6	394.2
Intangible assets, net of accumulated amortization of $37.2 and $31.9, respectively	176.1	153.5
Deferred tax assets	8.6	9.5
Deferred charges and other long-term assets	4.8	3.8
Long-term assets of discontinued operations	0.2	0.2
Total assets	$1,289.4	$1,208.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term borrowings and finance lease obligations	$0.6	$0.2
Accounts payable	70.5	51.6
Customer deposits	16.0	13.3
Accrued liabilities:
Compensation and withholding taxes	27.5	30.3
Current operating lease liabilities	10.0	8.2
Other current liabilities	46.2	44.7
Current liabilities of discontinued operations	0.1	0.1
Total current liabilities	170.9	148.4
Long-term borrowings and finance lease obligations	223.0	209.8
Long-term operating lease liabilities	23.8	15.5
Long-term pension and other postretirement benefit liabilities	51.2	54.0
Deferred tax liabilities	53.7	53.7
Other long-term liabilities	20.0	24.5
Long-term liabilities of discontinued operations	0.8	0.8
Total liabilities	543.4	506.7
Stockholders’ equity:
Common stock, $1 par value per share, 90.0 shares authorized, 68.7 and 67.8 shares issued, respectively	68.7	67.8
Capital in excess of par value	249.6	240.8
Retained earnings	645.9	605.0
Treasury stock, at cost, 7.5 and 7.3 shares, respectively	(129.8)	(119.8)
Accumulated other comprehensive loss	(88.4)	(91.7)
Total stockholders’ equity	746.0	702.1
Total liabilities and stockholders’ equity	$1,289.4	$1,208.8
See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
(in millions)	2021	2020
Operating activities:
Net income	$51.9	$44.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24.8	21.9
Stock-based compensation expense	3.8	3.9
Deferred income taxes	—	6.0
Changes in operating assets and liabilities	(41.2)	(11.6)
Net cash provided by operating activities	39.3	65.0
Investing activities:
Purchases of properties and equipment	(9.3)	(16.3)
Payments for acquisition-related activity, net of cash acquired	(52.2)	(6.2)
Proceeds from acquisition-related activity	—	0.8
Other, net	0.2	0.5
Net cash used for investing activities	(61.3)	(21.2)
Financing activities:
Increase in revolving lines of credit, net	10.0	27.7
Purchases of treasury stock	(0.2)	(13.5)
Redemptions of common stock to satisfy withholding taxes related to stock-based compensation	(7.7)	(6.6)
Cash dividends paid to stockholders	(11.0)	(9.7)
Proceeds from stock-based compensation activity	3.8	0.5
Other, net	0.1	0.1
Net cash used for financing activities	(5.0)	(1.5)
Effects of foreign exchange rate changes on cash and cash equivalents	(0.2)	(0.3)
(Decrease) increase in cash and cash equivalents	(27.2)	42.0
Cash and cash equivalents at beginning of year	81.7	31.6
Cash and cash equivalents at end of period	$54.5	$73.6
See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Three Months Ended June 30, 2021
(in millions)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at April 1, 2021	$68.4	$245.2	$621.7	$(124.3)	$(91.4)	$719.6
Net income			29.7			29.7
Total other comprehensive income					3.0	3.0
Cash dividends declared ($0.09 per share)			(5.5)			(5.5)
Stock-based payments:
Stock-based compensation		1.9				1.9
Stock option exercises and other	0.3	2.5		(5.3)		(2.5)
Stock repurchase program				(0.2)		(0.2)
Balance at June 30, 2021	$68.7	$249.6	$645.9	$(129.8)	$(88.4)	$746.0

	Three Months Ended June 30, 2020
(in millions)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at April 1, 2020	$67.2	$230.1	$546.8	$(111.4)	$(96.5)	$636.2
Net income			21.4			21.4
Total other comprehensive income					1.8	1.8
Cash dividends declared ($0.08 per share)			(4.9)			(4.9)
Stock-based payments:
Stock-based compensation		2.9				2.9
Stock option exercises and other	0.3	1.7		(4.0)		(2.0)
Balance at June 30, 2020	$67.5	$234.7	$563.3	$(115.4)	$(94.7)	$655.4

	Six Months Ended June 30, 2021
(in millions)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2021	$67.8	$240.8	$605.0	$(119.8)	$(91.7)	$702.1
Net income			51.9			51.9
Total other comprehensive income					3.3	3.3
Cash dividends declared ($0.18 per share)			(11.0)			(11.0)
Stock-based payments:
Stock-based compensation		3.2				3.2
Stock option exercises and other	0.7	5.8		(6.0)		0.5
Performance share unit transactions	0.2	(0.2)		(3.8)		(3.8)
Stock repurchase program				(0.2)		(0.2)
Balance at June 30, 2021	$68.7	$249.6	$645.9	$(129.8)	$(88.4)	$746.0
See notes to condensed consolidated financial statements.

	Six Months Ended June 30, 2020
(in millions)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2020	$66.9	$228.6	$528.2	$(93.0)	$(89.1)	$641.6
Net income			44.8			44.8
Total other comprehensive loss					(5.6)	(5.6)
Cash dividends declared ($0.16 per share)			(9.7)			(9.7)
Stock-based payments:
Stock-based compensation		3.9				3.9
Stock option exercises and other	0.4	2.4		(6.0)		(3.2)
Performance share unit transactions	0.2	(0.2)		(2.9)		(2.9)
Stock repurchase program				(13.5)		(13.5)
Balance at June 30, 2020	$67.5	$234.7	$563.3	$(115.4)	$(94.7)	$655.4
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
In addition, as discussed in Note 2 – Acquisitions, on February 17, 2021, the Company completed the acquisition of all of the outstanding equity of OSW Equipment & Repair, LLC (“OSW”), a leading manufacturer of dump truck bodies and custom upfitter of truck equipment and trailers. The acquisition also includes OSW’s wholly-owned subsidiaries, Northend Truck Equipment, LLC and Western Truck Body Mfg. ULC. The Condensed Consolidated Balance Sheet as of June 30, 2021 includes preliminary fair values assigned to the assets acquired and liabilities assumed in connection with the acquisition, and the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2021 include the post-acquisition operating results of OSW.
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

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and (iii) the reported amounts of revenues and expenses during the reporting period. Actual results and outcomes may differ, including as a result of the risks and uncertainties associated with the COVID-19 pandemic, including emerging variants, and its effect on the global economy.
Significant Accounting Policies
There have been no changes to the Company’s significant accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
NOTE 2 – ACQUISITIONS
Acquisition of OSW
On February 17, 2021, the Company completed the acquisition of all of the outstanding equity of OSW, a leading manufacturer of dump truck bodies and custom upfitter of truck equipment and trailers. The acquisition also includes OSW’s wholly-owned subsidiaries, Northend Truck Equipment, LLC and Western Truck Body Mfg. ULC. The Company expects that the OSW acquisition will strengthen its specialty vehicle market position by expanding its geographic footprint and enhancing its portfolio of dump truck body and trailer product offerings. The assets and liabilities of OSW have been consolidated into the Company’s Condensed Consolidated Balance Sheet as of June 30, 2021, and the post-acquisition results of operations have been included in the Condensed Consolidated Statements of Operations, within the Environmental Solutions Group.
The initial cash consideration paid by the Company to acquire OSW was approximately $53.5 million, inclusive of certain preliminary closing adjustments. Any additional closing adjustments are expected to be finalized before December 31, 2021.
The acquisition is being accounted for in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations. Accordingly, the total purchase price has been allocated on a preliminary basis to assets acquired and liabilities assumed in connection with the acquisition based on their estimated fair values as of the completion of the acquisition. A single estimate of fair value results from a complex series of judgments about future events and uncertainties and relies heavily on estimates and assumptions. The Company’s judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact the Company’s results of operations. The Company’s purchase price allocation as of June 30, 2021 reflects various provisional estimates that were based on the information that was available as of the acquisition date and the filing date of this Form 10-Q. The Company believes that information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed; however, the determination of those fair values is not yet finalized. Thus, the preliminary measurements of fair value set forth in the table below are subject to change during the measurement period as valuations are finalized. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practicable.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
The following table summarizes the preliminary fair value of assets acquired and liabilities assumed as of the acquisition date:

(in millions)
Purchase price, inclusive of preliminary closing adjustments (a)	$53.5
Total consideration	53.5

Cash	1.3
Accounts receivable	3.6
Inventories	8.7
Prepaid expenses and other current assets	0.7
Properties and equipment	5.8
Operating lease right-of-use assets	12.3
Customer relationships (b)	16.9
Trade names (c)	10.3
Other intangible assets	0.4
Operating lease liabilities	(12.3)
Accounts payable	(3.8)
Accrued liabilities	(1.9)
Customer deposits	(0.8)
Finance lease obligations	(1.7)
Net assets acquired	39.5

Goodwill (d)	$14.0
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
In connection with the acquisition of OSW, the Company entered into a lease agreement for a facility owned by an entity affiliated with the sellers of OSW. The agreement includes an initial term of 10 years, with options to renew, and an annual rent that is considered market-based. During the three and six months ended June 30, 2021, total rent paid under this agreement to such entity, which is owned by individuals, certain of whom are now employees of the Company, was approximately $0.2 million and $0.3 million, respectively, and the total lease liability as of June 30, 2021 was $9.7 million.
In the period between the February 17, 2021 closing date and June 30, 2021, OSW generated approximately $17.6 million of net sales and $0.3 million of operating income. The Company has included the operating results of OSW within the Environmental Solutions Group in its condensed consolidated financial statements since the closing date.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
NOTE 3 – REVENUE RECOGNITION
The following table presents the Company’s Net sales disaggregated by geographic region, based on the location of the end customer, and by major product line:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Geographic Region:
U.S.	$243.7	$205.0	$459.2	$431.6
Canada	66.1	38.3	106.7	71.8
Europe/Other	24.9	26.8	47.6	52.8
Total net sales	$334.7	$270.1	$613.5	$556.2
Major Product Line:
Environmental Solutions
Vehicles and equipment (a)	$213.7	$165.9	$392.7	$352.0
Parts	39.5	30.9	75.2	64.3
Rental income (b)	13.2	9.3	20.7	18.1
Other (c)	14.9	8.1	20.8	12.8
Total	281.3	214.2	509.4	447.2
Safety and Security Systems
Public safety and security equipment	32.1	36.3	63.4	68.1
Industrial signaling equipment	14.3	12.1	27.7	26.4
Warning systems	7.0	7.5	13.0	14.5
Total	53.4	55.9	104.1	109.0
Total net sales	$334.7	$270.1	$613.5	$556.2
(a)    Includes net sales from the sale of new and used vehicles and equipment, including sales of rental equipment.
(b)    Represents income from vehicle and equipment lease arrangements with customers.
(c)    Primarily includes revenues from services, such as maintenance and repair work, and the sale of extended warranty contracts.
Contract Balances
The Company recognizes contract liabilities when cash payments, such as customer deposits, are received in advance of the Company’s satisfaction of the related performance obligations. Contract liabilities are recognized as Net sales when the related performance obligations are satisfied, which generally occurs within three to six months of the cash receipt. Contract liability balances are not materially impacted by any other factors. The Company’s contract liabilities were $19.4 million and $17.0 million as of June 30, 2021 and December 31, 2020, respectively. Contract assets, such as unbilled receivables, were not material as of any of the periods presented herein.
NOTE 4 – INVENTORIES
The following table summarizes the components of Inventories:

(in millions)	June 30, 2021	December 31, 2020
Finished goods	$89.5	$95.3
Raw materials	93.7	76.6
Work in process	20.7	13.1
Total inventories (a)	$203.9	$185.0
(a)     Amounts at June 30, 2021 include inventories acquired in the OSW acquisition - see Note 2 – Acquisitions.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
NOTE 5 – DEBT
The following table summarizes the components of Long-term borrowings and finance lease obligations:

(in millions)	June 30, 2021	December 31, 2020
2019 Credit Agreement (a)	$221.3	$209.4
Finance lease obligations (b)	2.3	0.6
Total long-term borrowings and finance lease obligations, including current portion	223.6	210.0
Less: Current finance lease obligations (b)	0.6	0.2
Total long-term borrowings and finance lease obligations	$223.0	$209.8
(a)     Defined as the Second Amended and Restated Credit Agreement, dated July 30, 2019. Amounts at June 30, 2021 include incremental borrowings to fund a portion of the OSW acquisition - see Note 2 – Acquisitions.
(b)    Amounts at June 30, 2021 include finance lease obligations acquired in connection with the OSW acquisition - see Note 2 – Acquisitions.
As more fully described within Note 13 – Fair Value Measurements, the Company uses a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The fair value of long-term debt is based on interest rates that we believe are currently available to us for issuance of debt with similar terms and remaining maturities (Level 2 input).
The following table summarizes the carrying amounts and estimated fair values of the Company’s long-term borrowings:

	June 30, 2021		December 31, 2020
(in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value
Long-term borrowings (a)	$223.6	$223.6	$210.0	$210.0
(a)     Long-term borrowings includes current finance lease obligations of $0.6 million and $0.2 million as of June 30, 2021 and December 31, 2020, respectively.
Borrowings under the 2019 Credit Agreement bear interest, at the Company’s option, at a base rate or a London Interbank Offered Rate (“LIBOR”) rate, plus, in each case, an applicable margin. The applicable margin ranges from zero to 0.75% for base rate borrowings and 1.00% to 1.75% for LIBOR borrowings. The Company must also pay a commitment fee to the lenders ranging between 0.10% to 0.25% per annum on the unused portion of the $500 million revolving credit facility along with other standard fees. Letter of credit fees are payable on outstanding letters of credit in an amount equal to the applicable LIBOR margin plus other customary fees.
The Company is subject to certain net leverage ratio and interest coverage ratio financial covenants under the 2019 Credit Agreement that are to be measured at each fiscal quarter-end. The Company was in compliance with all such covenants as of June 30, 2021.
As of June 30, 2021, there was $221.3 million of cash drawn and $10.3 million of undrawn letters of credit under the 2019 Credit Agreement, with $268.4 million of net availability for borrowings. As of December 31, 2020, there was $209.4 million cash drawn and $10.3 million of undrawn letters of credit under the 2019 Credit Agreement, with $280.3 million of net availability for borrowings.
The following table summarizes the gross borrowings and gross payments under the Company’s revolving credit facilities:

	Six Months Ended June 30,
(in millions)	2021	2020
Gross borrowings	$109.0	$81.1
Gross payments	99.0	53.4
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
The fair value of the Company’s interest rate swaps is derived from a discounted cash flow analysis based on the terms of the contract and the interest rate curve (Level 2 inputs) and measured on a recurring basis in our Condensed Consolidated Balance Sheets. At June 30, 2021, the fair value of the Swap was a liability of $1.9 million, which was included in Other long-term liabilities on the Condensed Consolidated Balance Sheet. At December 31, 2020, the fair value of the Swap was a liability of $3.0 million, which was included in Other long-term liabilities on the Condensed Consolidated Balance Sheet. During the three months ended June 30, 2021, no unrealized pre-tax gain or loss was recorded in Accumulated other comprehensive loss, whereas during the six months ended June 30, 2021, an unrealized pre-tax gain of $1.1 million was recorded. No ineffectiveness was recorded in either period. During the three and six months ended June 30, 2020, unrealized pre-tax losses of $0.4 million and $4.4 million, respectively, were recorded to Accumulated other comprehensive loss, and no ineffectiveness was recorded.
NOTE 6 – GOODWILL AND OTHER INTANGIBLE ASSETS
The following table summarizes the carrying amount of goodwill, and the changes in the carrying amount of goodwill in the six months ended June 30, 2021, by segment:

(in millions)	Environmental Solutions	Safety & Security Systems	Total
Balance at January 1, 2021	$279.9	$114.3	$394.2
Acquisitions	14.0	—	14.0
Translation adjustments	0.2	(0.8)	(0.6)
Balance at June 30, 2021	$294.1	$113.5	$407.6
The following table summarizes the gross carrying amount and accumulated amortization of intangible assets for each major class of intangible assets:

	June 30, 2021			December 31, 2020
(in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Definite-lived intangible assets:
Customer relationships (a)	$125.5	$(34.6)	$90.9	$108.6	$(29.6)	$79.0
Other (a)	4.8	(2.6)	2.2	4.4	(2.3)	2.1
Total definite-lived intangible assets	130.3	(37.2)	93.1	113.0	(31.9)	81.1
Indefinite-lived intangible assets:
Trade names	83.0	—	83.0	72.4	—	72.4
Total indefinite-lived intangible assets	83.0	—	83.0	72.4	—	72.4
Total intangible assets	$213.3	$(37.2)	$176.1	$185.4	$(31.9)	$153.5
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
Amortization expense for the three months ended June 30, 2021 and 2020 was $2.8 million and $2.4 million, respectively. Amortization expense for the six months ended June 30, 2021 and 2020 was $5.4 million and $4.8 million, respectively.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
The Company currently estimates that aggregate amortization expense will be approximately $5.6 million for the remainder of 2021, $11.0 million in 2022, $10.9 million in 2023, $10.8 million in 2024, $10.7 million in 2025, and $44.1 million thereafter. Actual amounts of amortization may differ from estimated amounts due to additional intangible asset acquisitions, changes in foreign currency rates, measurement period adjustments for the OSW acquisition, impairment of intangible assets and other events.
NOTE 7 – INCOME TAXES
The Company recognized income tax expense of $8.0 million and $6.1 million for the three months ended June 30, 2021 and 2020, respectively. The increase in tax expense in the current-year quarter was largely due to higher pre-tax income levels, partially offset by the recognition of $0.6 million more excess tax benefits from stock compensation activity compared to the prior-year quarter. The Company’s effective tax rate for the three months ended June 30, 2021 was 21.2%, compared to 22.2% in the prior-year quarter.
For the six months ended June 30, 2021 and 2020, the Company recognized income tax expense of $13.0 million and $13.3 million, respectively. The decrease in tax expense in the current-year period was largely due to the recognition of $1.7 million more excess tax benefits from stock compensation activity compared to the prior-year period, partially offset by higher pre-tax income levels. The Company’s effective tax rate for the six months ended June 30, 2021 was 20.0%, compared to 22.9% in the prior-year period.
NOTE 8 – PENSIONS
The following table summarizes the components of Net periodic pension benefit:

	U.S. Benefit Plan				Non-U.S. Benefit Plan
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020	2021	2020	2021	2020
Service cost	$—	$—	$—	$—	$—	$—	$0.1	$0.1
Interest cost	1.2	1.4	2.4	2.8	0.1	0.2	0.3	0.5
Amortization of actuarial loss	0.9	0.8	1.9	1.6	0.2	0.1	0.4	0.2
Amortization of prior service cost	—	—	—	—	0.1	0.1	0.1	0.1
Expected return on plan assets	(2.4)	(2.3)	(4.8)	(4.6)	(0.5)	(0.4)	(1.0)	(0.9)
Net periodic pension benefit	$(0.3)	$(0.1)	$(0.5)	$(0.2)	$(0.1)	$—	$(0.1)	$—
The items that comprise Net periodic pension benefit, other than service cost, are included as a component of Other (income) expense, net on the Condensed Consolidated Statements of Operations.
In the six months ended June 30, 2021, the Company contributed $1.9 million to its U.S. defined benefit plan. The Company did not make any contributions to its U.S. defined benefit plan in the six months ended June 30, 2020. In the six months ended June 30, 2021 and 2020, the Company contributed $0.7 million and $0.6 million to its non-U.S. defined benefit plan, respectively.
During the remainder of 2021, the Company expects to make additional contributions of up to $0.5 million to the non-U.S. benefit plan.
Multi-Employer Pension Plans
During the second quarter of 2021, the Company withdrew from its only remaining multi-employer pension plan, the IAM National Pension Fund, recording a liability of $0.3 million as a component of Other current liabilities on the Condensed Consolidated Balance Sheet as of June 30, 2021. The related expense was included as a component of Other (income) expense, net on the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2021.
During the three and six months ended June 30, 2020, the Company recorded expense of $2.5 million as a component of Other (income) expense, net on the Condensed Consolidated Statements of Operations in connection with its decision to withdraw from the Sheet Metal Workers’ National Pension Fund.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
NOTE 9 – COMMITMENTS AND CONTINGENCIES
Financial Commitments
The Company provides indemnifications and other guarantees in the ordinary course of business, the terms of which range in duration and often are not explicitly defined. Specifically, the Company is occasionally required to provide letters of credit and bid and performance bonds to various customers, principally to act as security for retention levels related to casualty insurance policies and to guarantee the performance of subsidiaries that engage in export and domestic transactions. At June 30, 2021, the Company had outstanding performance and financial standby letters of credit, as well as outstanding bid and performance bonds, aggregating to $34.4 million. If any such letters of credit or bonds are called, the Company would be obligated to reimburse the issuer of the letter of credit or bond. The Company believes the likelihood of any currently outstanding letter of credit or bond being called is remote.
The Company has transactions involving the sale of equipment to certain of its customers which include (i) guarantees to repurchase the equipment for a fixed price at a future date and (ii) guarantees to repurchase the equipment from the third-party lender in the event of default by the customer. As of June 30, 2021, both the single year and maximum potential cash payments the Company could be required to make to repurchase equipment under these agreements amounted to $3.3 million. The Company’s risk under these repurchase arrangements would be partially mitigated by the value of the products repurchased as part of the transaction. Historical cash requirements and losses associated with these obligations have not been significant, but could increase if customer defaults exceed current expectations, including as a result of the current COVID-19 pandemic and its effect on the global economy.
The Company has certain lease agreements for facilities owned by affiliates which include provisions requiring the Company to guarantee any remaining lease payments in the event of default. As of June 30, 2021, the total amount of future payments guaranteed under these agreements was approximately $1.9 million. The Company believes the likelihood of defaulting on these leases is remote.
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
The following table summarizes the changes in the Company’s warranty liabilities during the six months ended June 30, 2021 and 2020:

(in millions)	2021	2020
Balance at January 1	$10.2	$11.2
Provisions to expense	3.5	3.8
Acquisitions	0.2	—
Payments	(4.3)	(3.8)
Balance at June 30	$9.6	$11.2
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
In January 2015, plaintiffs’ attorneys filed two new complaints in the Court of Common Pleas, Philadelphia, Pennsylvania on behalf of approximately 70 additional firefighter plaintiffs. The vast majority of the firefighters identified in these complaints are located outside of Pennsylvania. One of the complaints in these cases, which involves 11 firefighter plaintiffs from the District of Columbia, was removed to federal court in the Eastern District of Pennsylvania. Plaintiffs voluntarily dismissed all claims in this case on May 31, 2016. The Company thereafter moved to recover various fees and costs in this case, asserting that plaintiffs’ counsel failed to properly investigate these claims prior to filing suit. The Court granted this motion on April 25, 2017, awarding $0.1 million to the Company (the “Order”). After plaintiffs appealed this Order, the United States Court of Appeals for the Third Circuit affirmed the lower court decision awarding fees and costs to the Company.
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
As of June 30, 2021, the Company has recognized an estimated liability for the potential settlement amount. While it is reasonably possible that the ultimate resolution of this matter may result in a loss in excess of the amount accrued, the incremental loss is not expected to be material.
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
NOTE 10 – EARNINGS PER SHARE
The Company computes earnings per share (“EPS”) in accordance with ASC 260, Earnings per Share, which requires that non-vested restricted stock containing non-forfeitable dividend rights should be treated as participating securities pursuant to the two-class method. Under the two-class method, net income is reduced by the amount of dividends declared in the period for common stock and participating securities. The remaining undistributed earnings are then allocated to common stock and participating securities as if all of the net income for the period had been distributed. The amounts of distributed and undistributed earnings allocated to participating securities for the three and six months ended June 30, 2021 and 2020 were insignificant and did not materially impact the calculation of basic or diluted EPS.
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
For both the three and six months ended June 30, 2021, options to purchase 0.2 million shares of the Company’s common stock had an anti-dilutive effect on EPS, and accordingly were excluded from the calculation of diluted EPS. For both the three and six months ended June 30, 2020, options to purchase 0.5 million shares of the Company’s common stock had an anti-dilutive effect on EPS, and accordingly, were excluded from the calculation of diluted EPS.
The following table reconciles Net income to basic and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2021	2020	2021	2020
Net income	$29.7	$21.4	$51.9	$44.8
Weighted average shares outstanding – Basic	60.9	60.1	60.8	60.3
Dilutive effect of common stock equivalents	0.9	1.2	1.0	1.3
Weighted average shares outstanding – Diluted	61.8	61.3	61.8	61.6
Earnings per share:
Basic	$0.49	$0.36	$0.85	$0.74
Diluted	0.48	0.35	0.84	0.73

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
On April 27, 2021, the Board declared a quarterly cash dividend of $0.09 per common share. The dividend totaled $5.5 million and was distributed on June 2, 2021 to stockholders of record at the close of business on May 21, 2021.
During the three and six months ended June 30, 2020, dividends of $4.9 million and $9.7 million were paid to stockholders.
On July 27, 2021, the Board declared a quarterly cash dividend of $0.09 per common share payable on September 1, 2021 to stockholders of record at the close of business on August 20, 2021.
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
During the three and six months ended June 30, 2021, the Company repurchased 5,000 shares for a total of $0.2 million under the stock repurchase program.
During the six months ended June 30, 2020, the Company repurchased 490,990 shares for a total of $13.5 million.
Accumulated Other Comprehensive Loss
The following tables summarize the changes in each component of Accumulated other comprehensive loss, net of tax in the three months ended June 30, 2021 and 2020:

(in millions) (a)	Actuarial Losses	Prior Service Costs	Foreign Currency Translation	Unrealized Gain (Loss) on Interest Rate Swaps	Total
Balance at April 1, 2021	$(87.5)	$(2.6)	$0.1	$(1.4)	$(91.4)
Other comprehensive income before reclassifications	0.1	—	2.0	(0.2)	1.9
Amounts reclassified from accumulated other comprehensive loss	0.8	0.1	—	0.2	1.1
Net current-period other comprehensive income	0.9	0.1	2.0	—	3.0
Balance at June 30, 2021	$(86.6)	$(2.5)	$2.1	$(1.4)	$(88.4)

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

(in millions) (a)	Actuarial Losses	Prior Service Costs	Foreign Currency Translation	Unrealized Gain (Loss) on Interest Rate Swaps	Total
Balance at April 1, 2020	$(78.6)	$(2.4)	$(13.2)	$(2.3)	$(96.5)
Other comprehensive income (loss) before reclassifications	0.1	—	1.2	(0.4)	0.9
Amounts reclassified from accumulated other comprehensive loss	0.7	0.1	—	0.1	0.9
Net current-period other comprehensive income (loss)	0.8	0.1	1.2	(0.3)	1.8
Balance at June 30, 2020	$(77.8)	$(2.3)	$(12.0)	$(2.6)	$(94.7)
(a)    Amounts in parentheses indicate losses.
The following tables summarize the changes in each component of Accumulated other comprehensive loss, net of tax in the six months ended June 30, 2021 and 2020:

(in millions) (a)	Actuarial Losses	Prior Service Costs	Foreign Currency Translation	Unrealized Gain (Loss) on Interest Rate Swaps	Total
Balance at January 1, 2021	$(88.2)	$(2.6)	$1.3	$(2.2)	$(91.7)
Other comprehensive income before reclassifications	(0.1)	—	0.8	0.4	1.1
Amounts reclassified from accumulated other comprehensive loss	1.7	0.1	—	0.4	2.2
Net current-period other comprehensive income	1.6	0.1	0.8	0.8	3.3
Balance at June 30, 2021	$(86.6)	$(2.5)	$2.1	$(1.4)	$(88.4)

(in millions) (a)	Actuarial Losses	Prior Service Costs	Foreign Currency Translation	Unrealized Gain (Loss) on Interest Rate Swaps	Total
Balance at January 1, 2020	$(80.4)	$(2.4)	$(7.1)	$0.8	$(89.1)
Other comprehensive income (loss) before reclassifications	1.2	—	(4.9)	(3.4)	(7.1)
Amounts reclassified from accumulated other comprehensive loss	1.4	0.1	—	—	1.5
Net current-period other comprehensive income (loss)	2.6	0.1	(4.9)	(3.4)	(5.6)
Balance at June 30, 2020	$(77.8)	$(2.3)	$(12.0)	$(2.6)	$(94.7)
(a)    Amounts in parentheses indicate losses.
The following table summarizes the amounts reclassified from Accumulated other comprehensive loss, net of tax, in the three months ended June 30, 2021 and 2020 and the affected line item in the Condensed Consolidated Statements of Operations:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in Condensed Consolidated Statements of Operations
	2021	2020
(in millions) (a)
Amortization of actuarial losses of defined benefit pension plans	$(1.1)	$(0.9)	Other (income) expense, net
Amortization of prior service costs of defined benefit pension plans	(0.1)	(0.1)	Other (income) expense, net
Interest rate swaps	(0.3)	(0.1)	Interest expense
Total before tax	(1.5)	(1.1)
Income tax benefit	0.4	0.2	Income tax expense
Total reclassifications for the period, net of tax	$(1.1)	$(0.9)
(a)    Amounts in parentheses indicate losses.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
The following table summarizes the amounts reclassified from Accumulated other comprehensive loss, net of tax, in the six months ended June 30, 2021 and 2020 and the affected line item in the Condensed Consolidated Statements of Operations:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in Condensed Consolidated Statements of Operations
	2021	2020
(in millions) (a)
Amortization of actuarial losses of defined benefit pension plans	$(2.3)	$(1.8)	Other (income) expense, net
Amortization of prior service costs of defined benefit pension plans	(0.1)	(0.1)	Other (income) expense, net
Interest rate swaps	(0.5)	—	Interest expense
Total before tax	(2.9)	(1.9)
Income tax benefit	0.7	0.4	Income tax expense
Total reclassifications for the period, net of tax	$(2.2)	$(1.5)
(a)    Amounts in parentheses indicate losses.
NOTE 12 – SEGMENT INFORMATION
The Company has two reportable segments: the Environmental Solutions Group and the Safety and Security Systems Group. Business units are organized under each reportable segment because they share certain characteristics, such as technology, marketing, distribution and product application, which create long-term synergies.
As discussed in Note 2 – Acquisitions, the assets and liabilities of OSW have been consolidated into the Condensed Consolidated Balance Sheet as of June 30, 2021, while the post-acquisition results of operations have been included in the Condensed Consolidated Statements of Operations subsequent to the February 17, 2021 closing date. OSW’s post-acquisition results of operations are included within the Environmental Solutions Group.
The following tables summarize the Company’s operations by segment, including Net sales, Operating income (loss), and Total assets:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Net sales:
Environmental Solutions	$281.3	$214.2	$509.4	$447.2
Safety and Security Systems	53.4	55.9	104.1	109.0
Total net sales	$334.7	$270.1	$613.5	$556.2
Operating income (loss):
Environmental Solutions	$38.5	$28.6	$65.6	$58.0
Safety and Security Systems	7.8	10.4	15.0	17.8
Corporate and eliminations	(7.8)	(7.7)	(14.3)	(12.2)
Total operating income	38.5	31.3	66.3	63.6
Interest expense	1.1	1.8	2.2	3.3
Other (income) expense, net	(0.3)	2.0	(0.8)	2.2
Income before income taxes	$37.7	$27.5	$64.9	$58.1

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

(in millions)	As of June 30, 2021	As of December 31, 2020
Total assets:
Environmental Solutions	$1,021.2	$926.8
Safety and Security Systems	221.2	225.5
Corporate and eliminations	46.8	56.3
Total assets of continuing operations	1,289.2	1,208.6
Total assets of discontinued operations	0.2	0.2
Total assets	$1,289.4	$1,208.8
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
Contingent Consideration
The Company has a contingent obligation to pay up to $15.5 million to the former owners of Mark Rite Lines Equipment Company, Inc. (“MRL”), a U.S. manufacturer of truck-mounted and ride-on road-marking and line-removal equipment acquired by the Company on July 1, 2019, if specified financial results are met over future reporting periods (i.e., an earn-out). The contingent earn-out payment, if earned, would be due to be paid following the third anniversary of the closing of the acquisition. Liabilities for contingent consideration are measured at fair value each reporting period, with the acquisition-date fair value included as part of the consideration transferred. Subsequent changes in fair value are included as a component of Acquisition and integration-related expenses on the Condensed Consolidated Statements of Operations.
The Company uses an income approach to value the contingent consideration obligation based on the present value of risk-adjusted future cash flows under either a scenario-based or option-pricing method, as appropriate. Due to the lack of relevant observable market data over fair value inputs, such as prospective financial information or probabilities of future events as of June 30, 2021, the Company has classified the contingent consideration liability within Level 3 of the fair value hierarchy outlined in ASC 820, Fair Value Measurements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2021:

	Fair Value Measurement at Reporting Date Using
(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$3.1	$—	$—	$3.1
Liabilities:
Contingent consideration	—	—	4.2	4.2
Interest rate swap	—	1.9	—	1.9
The following table provides a roll-forward of the fair value of recurring Level 3 fair value measurements in the three months ended June 30, 2021 and 2020:

(in millions)	2021	2020
Contingent consideration liability, at April 1	$4.2	$4.3
Total losses included in earnings	0.0	0.1
Contingent consideration liability, at June 30	$4.2	$4.4
The following table provides a roll-forward of the fair value of recurring Level 3 fair value measurements in the six months ended June 30, 2021 and 2020:

(in millions)	2021	2020
Contingent consideration liability, at January 1	$4.2	$4.3
Total losses included in earnings	0.0	0.1
Contingent consideration liability, at June 30	$4.2	$4.4

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
COVID-19 Update
We continue to closely monitor the impact of the COVID-19 pandemic, including emerging variants, on all aspects of our business, including how it is affecting our employees, customers, supply chain and distribution network. The overall magnitude of the impact of the pandemic on our operating and financial results remains uncertain and will largely depend on the duration of the pandemic and the measures implemented in response, as well as the effect on our customers and suppliers. Given these factors, we are unable to reliably forecast the effect that the pandemic will have on our financial condition, results of operations or cash flows, which could be material.
Operating Results
Net sales for the three months ended June 30, 2021 increased by $64.6 million, or 24%, compared to the prior-year quarter. Our Environmental Solutions Group reported a net sales increase of $67.1 million, or 31%, primarily due to a $25.8 million improvement in aftermarket revenues, inclusive of an $8.3 million increase in used equipment sales, increases in sales of dump truck bodies, refuse trucks, safe-digging trucks, sewer cleaners and trailers of $11.8 million, $10.5 million, $4.4 million, $3.7 million and $3.1 million, respectively, and a $6.9 million favorable foreign currency translation impact. Within our Safety and Security Systems Group, net sales decreased by $2.5 million, or 4%, primarily due to reductions in sales of public safety equipment of $5.0 million, partially offset by a $1.8 million improvement in sales of industrial signaling equipment and a $1.3 million favorable foreign currency translation impact.
For the six months ended June 30, 2021, net sales increased by $57.3 million, or 10%, compared to the prior-year period. Our Environmental Solutions Group reported a net sales increase of $62.2 million, or 14%, primarily due to a $28.9 million improvement in aftermarket revenues, inclusive of a $9.9 million increase in used equipment sales, increases in sales of dump truck bodies, sewer cleaners and refuse trucks of $15.5 million, $11.0 million and $7.3 million, respectively, and a $9.0 million favorable foreign currency translation impact. Partially offsetting these improvements were reductions in shipments of safe-digging trucks and street sweepers of $9.9 million and $8.5 million, respectively. Within our Safety and Security Systems Group, net sales decreased by $4.9 million, or 4%, primarily due to reductions in sales of public safety equipment and warning systems of $6.2 million and $1.6 million, respectively, partially offset by a $2.1 million favorable foreign currency translation impact.
Operating income for the three months ended June 30, 2021 increased by $7.2 million, or 23%, compared to the prior-year quarter, primarily driven by an improvement of $9.9 million within our Environmental Solutions Group, partially offset by a

$2.6 million decrease in our Safety and Security Systems Group. Consolidated operating margin for the three months ended June 30, 2021 was 11.5%, compared to 11.6% in the prior-year quarter.
For the six months ended June 30, 2021, operating income increased by $2.7 million, or 4%, compared to the prior-year period, primarily driven by an improvement of $7.6 million within our Environmental Solutions Group, partially offset by a $2.8 million decrease in our Safety and Security Systems Group and a $2.1 million increase in Corporate expenses. Consolidated operating margin for the six months ended June 30, 2021 was 10.8%, compared to 11.4% in the prior-year period.
Income before income taxes for the three months ended June 30, 2021 increased by $10.2 million, or 37%, compared to the prior-year quarter. The increase resulted from the higher operating income, a $2.3 million decrease in other expense and a $0.7 million reduction in interest expense.
For the six months ended June 30, 2021, income before income taxes increased by $6.8 million, or 12%, compared to the prior-year period. The increase resulted from the higher operating income, a $3.0 million decrease in other expense and a $1.1 million reduction in interest expense.
Net income for the three months ended June 30, 2021 increased by $8.3 million compared to the prior-year quarter, largely due to the aforementioned increase in income before taxes, partially offset by a $1.9 million increase in income tax expense. For the six months ended June 30, 2021, net income increased by $7.1 million compared to the prior-year period, largely due to the aforementioned increase in income before taxes and a $0.3 million decrease in income tax expense. The effective tax rate for the three and six months ended June 30, 2021 was 21.2% and 20.0%, respectively. We currently expect our full-year effective tax rate to be approximately 23%.
Total orders for the three months ended June 30, 2021 were $360.5 million, an increase of $159.2 million, or 79%, as compared to the prior-year quarter. Our Environmental Solutions Group reported total orders of $299.7 million in the three months ended June 30, 2021, an increase of $142.0 million, or 90% in comparison to the prior-year quarter. Orders in the three months ended June 30, 2021 within our Safety and Security Systems Group were $60.8 million, an increase of $17.2 million, or 39%, compared to the prior-year quarter.
Total orders for the six months ended June 30, 2021 were $744.6 million, an increase of $239.4 million, or 47%, as compared to the prior-year period. Our Environmental Solutions Group reported total orders of $623.9 million in the first half of 2021, up $228.7 million, or 58% in comparison to the prior-year period. Orders in the six months ended June 30, 2021 within our Safety and Security Systems Group were $120.7 million, an increase of $10.7 million or 10%, compared to the prior-year period.
Our consolidated backlog at June 30, 2021 was $436.8 million, an improvement of $104.1 million, or 31%, compared to the prior-year quarter.

Results of Operations
The following table summarizes our Condensed Consolidated Statements of Operations and illustrates the key financial indicators used to assess our consolidated financial results:

	Three Months Ended June 30,			Six Months Ended June 30,
($ in millions, except per share data)	2021	2020	Change	2021	2020	Change
Net sales	$334.7	$270.1	$64.6	$613.5	$556.2	$57.3
Cost of sales	253.1	199.8	53.3	463.1	411.1	52.0
Gross profit	81.6	70.3	11.3	150.4	145.1	5.3
Selling, engineering, general and administrative expenses	42.8	37.4	5.4	83.6	79.6	4.0
Acquisition and integration-related expenses	0.3	0.3	—	0.5	0.6	(0.1)
Restructuring	—	1.3	(1.3)	—	1.3	(1.3)
Operating income	38.5	31.3	7.2	66.3	63.6	2.7
Interest expense	1.1	1.8	(0.7)	2.2	3.3	(1.1)
Other (income) expense, net	(0.3)	2.0	(2.3)	(0.8)	2.2	(3.0)
Income before income taxes	37.7	27.5	10.2	64.9	58.1	6.8
Income tax expense	8.0	6.1	1.9	13.0	13.3	(0.3)
Net income	$29.7	$21.4	$8.3	$51.9	$44.8	$7.1
Operating data:
Operating margin	11.5%	11.6%	(0.1)%	10.8%	11.4%	(0.6)%
Diluted earnings per share	$0.48	$0.35	$0.13	$0.84	$0.73	$0.11
Total orders	360.5	201.3	159.2	744.6	505.2	239.4
Backlog	436.8	332.7	104.1	436.8	332.7	104.1
Depreciation and amortization	12.6	11.1	1.5	24.8	21.9	2.9
Net sales
Net sales for the three months ended June 30, 2021 increased by $64.6 million, or 24%, compared to the prior-year quarter. The Environmental Solutions Group reported a net sales increase of $67.1 million, or 31%, primarily due to a $25.8 million improvement in aftermarket revenues, inclusive of an $8.3 million increase in used equipment sales, increases in sales of dump truck bodies, refuse trucks, safe-digging trucks, sewer cleaners and trailers of $11.8 million, $10.5 million, $4.4 million, $3.7 million and $3.1 million, respectively, and a $6.9 million favorable foreign currency translation impact. Within the Safety and Security Systems Group, net sales decreased by $2.5 million, or 4%, primarily due to reductions in sales of public safety equipment of $5.0 million, partially offset by a $1.8 million improvement in sales of industrial signaling equipment and a $1.3 million favorable foreign currency translation impact.
For the six months ended June 30, 2021, net sales increased by $57.3 million, or 10%, compared to the prior-year period. The Environmental Solutions Group reported a net sales increase of $62.2 million, or 14%, primarily due to a $28.9 million improvement in aftermarket revenues, inclusive of a $9.9 million increase in used equipment sales, increases in sales of dump truck bodies, sewer cleaners and refuse trucks of $15.5 million, $11.0 million and $7.3 million, respectively, and a $9.0 million favorable foreign currency translation impact. Partially offsetting these improvements were reductions in shipments of safe-digging trucks and street sweepers of $9.9 million and $8.5 million, respectively. Within the Safety and Security Systems Group, net sales decreased by $4.9 million, or 4%, primarily due to reductions in sales of public safety equipment and warning systems of $6.2 million and $1.6 million, respectively, partially offset by a $2.1 million favorable foreign currency translation impact.
Cost of sales
Cost of sales increased by $53.3 million, or 27%, for the three months ended June 30, 2021 compared to the prior-year quarter, largely due to an increase of $53.7 million, or 32%, within the Environmental Solutions Group, primarily related to increased sales volumes, inclusive of current-year acquisition effects, higher material costs, a $6.3 million unfavorable foreign currency translation impact and a $1.0 million increase in depreciation expense. Within the Safety and Security Systems Group, cost of sales decreased by $0.4 million, or 1%, primarily related to lower sales volumes, partially offset by a $1.0 million unfavorable foreign currency translation impact.

For the six months ended June 30, 2021, cost of sales increased by $52.0 million, or 13%, compared to the prior-year period, largely due to an increase of $53.6 million, or 16%, within the Environmental Solutions Group, primarily related to increased sales volumes, inclusive of current-year acquisition effects, higher material costs, an $8.5 million unfavorable foreign currency translation impact and a $2.1 million increase in depreciation expense. Within the Safety and Security Systems Group, cost of sales decreased by $1.6 million, or 2%, primarily related to lower sales volumes, partially offset by a $1.7 million unfavorable foreign currency translation impact.
Gross profit
Gross profit increased by $11.3 million, or 16%, for the three months ended June 30, 2021 compared to the prior-year quarter, due to an improvement of $13.4 million within the Environmental Solutions Group, partially offset by a reduction of $2.1 million within the Safety and Security Systems Group. Gross profit as a percentage of revenues (“gross profit margin”) for the three months ended June 30, 2021 was 24.4%, compared to 26.0% in the prior-year quarter, primarily due to reductions in the Environmental Solutions Group and the Safety and Security Systems Group of 60 basis points and 210 basis points, respectively.
For the six months ended June 30, 2021, gross profit increased by $5.3 million, or 4%, compared to the prior-year period, due to an improvement of $8.6 million within the Environmental Solutions Group, partially offset by a reduction of $3.3 million within the Safety and Security Systems Group. Gross profit margin for the six months ended June 30, 2021 was 24.5%, compared to 26.1% in the prior-year period, primarily due to reductions in the Environmental Solutions Group and the Safety and Security Systems Group of 110 basis points and 140 basis points, respectively.
Selling, engineering, general and administrative expenses (“SEG&A”)
SEG&A expenses for the three months ended June 30, 2021 increased by $5.4 million, or 14%, compared to the prior-year quarter, primarily due to increases within the Environmental Solutions Group and Safety and Security Systems Group of $4.2 million and $0.8 million, respectively. As a percentage of net sales, SEG&A expenses were 12.8% in the current-year quarter, down from 13.8% in the prior-year quarter.
For the six months ended June 30, 2021, SEG&A expenses increased by $4.0 million, or 5.0%, compared to the prior-year period, primarily due to increases within Corporate and the Environmental Solutions Group of $2.4 million and $1.8 million, respectively. As a percentage of net sales, SEG&A expenses were 13.6% in the current-year period, down from 14.3% in the prior-year period.
Operating income
Operating income for the three months ended June 30, 2021 increased by $7.2 million, or 23%, compared to the prior-year quarter, primarily driven by an improvement of $9.9 million within the Environmental Solutions Group, partially offset by a $2.6 million decrease in the Safety and Security Systems Group. Consolidated operating margin for the three months ended June 30, 2021 was 11.5%, compared to 11.6% in the prior-year quarter.
For the six months ended June 30, 2021, operating income increased by $2.7 million, or 4%, compared to the prior-year period, primarily driven by an improvement of $7.6 million within the Environmental Solutions Group, partially offset by a $2.8 million decrease in the Safety and Security Systems Group and a $2.1 million increase in Corporate expenses. Consolidated operating margin for the six months ended June 30, 2021 was 10.8%, compared to 11.4% in the prior-year period.
Interest expense
Interest expense for the three and six months ended June 30, 2021 decreased by $0.7 million and $1.1 million, respectively, in comparison to the corresponding periods in the prior year. The reductions in both periods were largely due to lower average debt levels.
Other (income) expense, net
For the three months ended June 30, 2021, other income of $0.3 million was realized, whereas in the prior-year quarter, other expense of $2.0 million was recognized. The decrease in other expense was primarily due to a $2.2 million reduction in charges associated with multi-employer pension plan withdrawals.
For the six months ended June 30, 2021, other income of $0.8 million was realized, whereas in the prior-year period, other expense of $2.2 million was recognized. The decrease in other expense was primarily due to a $2.2 million reduction in charges associated with multi-employer pension plan withdrawals, in addition to the recognition of $0.4 million more net periodic pension benefit in the current-year period and a $0.4 million increase in foreign currency transaction gains.

Income tax expense
The Company recognized income tax expense of $8.0 million and $6.1 million for the three months ended June 30, 2021 and 2020, respectively. The increase in tax expense in the current-year quarter was largely due to higher pre-tax income levels, partially offset by the recognition of $0.6 million more excess tax benefits from stock compensation activity compared to the prior-year quarter. The Company’s effective tax rate for the three months ended June 30, 2021 was 21.2%, compared to 22.2% in the prior-year quarter.
For the six months ended June 30, 2021 and 2020, the Company recognized income tax expense of $13.0 million and $13.3 million, respectively. The decrease in tax expense in the current-year period was largely due to the recognition of $1.7 million more excess tax benefits from stock compensation activity compared to the prior-year period, partially offset by higher pre-tax income levels. The Company’s effective tax rate for the six months ended June 30, 2021 was 20.0%, compared to 22.9% in the prior-year period.
Net income
Net income for the three months ended June 30, 2021 increased by $8.3 million compared to the prior-year quarter, largely due to the aforementioned improvement in operating income, the $2.3 million decrease in other expense and the $0.7 million reduction in interest expense, partially offset by the $1.9 million increase in income tax expense.
For the six months ended June 30, 2021, net income increased by $7.1 million compared to the prior-year period, largely due to the aforementioned improvement in operating income, the $3.0 million decrease in other expense, the $1.1 million reduction in interest expense and the $0.3 million decrease in income tax expense.
Environmental Solutions
The following table summarizes the Environmental Solutions Group’s operating results as of and for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,			Six Months Ended June 30,
($ in millions)	2021	2020	Change	2021	2020	Change
Net sales	$281.3	$214.2	$67.1	$509.4	$447.2	$62.2
Operating income	38.5	28.6	9.9	65.6	58.0	7.6
Operating data:
Operating margin	13.7%	13.4%	0.3%	12.9%	13.0%	(0.1)%
Total orders	$299.7	$157.7	$142.0	$623.9	$395.2	$228.7
Backlog	399.3	302.7	96.6	399.3	302.7	96.6
Depreciation and amortization	11.6	10.2	1.4	22.9	20.2	2.7
Three months ended June 30, 2021 vs. three months ended June 30, 2020
Total orders for the three months ended June 30, 2021 increased by $142.0 million, or 90%, compared to the prior-year quarter. U.S. orders increased by $126.0 million, or 104%, primarily due to improvements in orders for sewer cleaners, dump truck bodies, street sweepers, safe-digging trucks and industrial vacuum loaders of $37.4 million, $31.1 million, $20.8 million, $11.6 million and $4.4 million, respectively. Additionally, aftermarket demand increased by $11.2 million. Non-U.S. orders increased by $16.0 million, or 43%, primarily due to an $8.9 million improvement in aftermarket demand, a $5.0 million favorable foreign currency translation impact, as well as an increase in orders for refuse trucks and sewer cleaners of $3.2 million and $3.1 million, respectively. Partially offsetting these improvements was a $4.4 million reduction in orders for street sweepers.
Net sales for the three months ended June 30, 2021 increased by $67.1 million, or 31%, compared to the prior-year quarter. For the three months ended June 30, 2021, U.S. sales increased by $36.3 million, or 21%, largely due to a $14.7 million improvement in aftermarket revenues and increases in sales of dump truck bodies, sewer cleaners, safe-digging trucks and trailers of $10.2 million, $3.3 million, $3.3 million and $3.1 million, respectively. Non-U.S. sales increased by $30.8 million, or 78%, primarily due to an $11.1 million improvement in aftermarket revenues, a $10.5 million increase in sales of refuse trucks, and a $6.9 million favorable foreign currency translation impact.
Cost of sales for the three months ended June 30, 2021 increased by $53.7 million, or 32%, compared to the prior-year quarter, primarily due to increased sales volumes, inclusive of current-year acquisition effects, higher material costs, a $6.3 million unfavorable foreign currency translation impact and a $1.0 million increase in depreciation expense. Gross profit margin for the three months ended June 30, 2021 was 22.1%, compared to 22.7% in the prior-year quarter, with the impact of higher material costs being partially offset by pricing actions and a more favorable sales mix, associated with the increase in aftermarket demand.
SEG&A expenses for the three months ended June 30, 2021 increased by $4.2 million, or 22%, compared to the prior-year quarter, primarily due to the addition of costs from current-year acquisitions, inclusive of a $0.4 million increase in amortization expense, as well as increases in employee-related costs and travel expenses in comparison to the prior-year quarter, which included a number of cost-savings actions implemented in response to the COVID-19 pandemic. As a percentage of net sales, SEG&A expenses decreased from 9.0% in the prior-year quarter, to 8.4% in the current-year quarter.
Operating income for the three months ended June 30, 2021 increased by $9.9 million, or 35%, compared to the prior-year quarter, largely due to a $13.4 million improvement in gross profit and a $0.7 million reduction in restructuring charges, partially offset by a $4.2 million increase in SEG&A expenses.
Six months ended June 30, 2021 vs. six months ended June 30, 2020
Total orders for the six months ended June 30, 2021 increased by $228.7 million, or 58%, compared to the prior-year period. U.S. orders increased by $191.0 million, or 60%, primarily due to improvements in orders for sewer cleaners, dump truck bodies, street sweepers, industrial vacuum loaders, safe-digging trucks and trailers of $45.2 million, $42.8 million, $22.8 million, $12.0 million, $8.4 million and $4.9 million, respectively, as well as the inclusion of $20.9 million of backlog acquired in connection with the acquisition of OSW Equipment & Repair, LLC (“OSW”) and an increase in aftermarket demand of $17.2 million. Non-U.S. orders increased by $37.7 million, or 48%, primarily due to a $17.6 million improvement in aftermarket demand, increases in orders for sewer cleaners, dump truck bodies and industrial vacuum loaders of $6.0 million, $3.4 million and $3.4 million, respectively, and an $8.0 million favorable foreign currency translation impact. In addition, the OSW transaction resulted in the inclusion of $2.9 million of backlog acquired. Partially offsetting these improvements was a $5.2 million reduction in orders for street sweepers.
Net sales for the six months ended June 30, 2021 increased by $62.2 million, or 14%, compared to the prior-year period. U.S. sales increased by $26.4 million, or 7%, largely due to a $13.7 million increase in aftermarket revenues and increases in sales of dump truck bodies, sewer cleaners and trailers of $13.1 million, $8.9 million and $3.1 million, partially offset by reductions in shipments of safe-digging trucks and street sweepers of $10.6 million and $4.4 million, respectively. Non-U.S. sales increased by $35.8 million, or 45%, primarily due to a $15.2 million improvement in aftermarket revenues, an $8.0 million increase in sales of refuse trucks and a $9.0 million favorable foreign currency translation impact.
Cost of sales for the six months ended June 30, 2021 increased by $53.6 million, or 16%, compared to the prior-year period, primarily due to increased sales volumes, inclusive of current-year acquisition effects, higher material costs, an $8.5 million unfavorable foreign currency translation impact and a $2.1 million increase in depreciation expense. Including these factors, gross profit margin for the six months ended June 30, 2021 was 22.0%, compared to 23.1% in the prior-year period.
SEG&A expenses for the six months ended June 30, 2021 increased by $1.8 million, or 4%, compared to the prior-year period, primarily due to the addition of costs from current-year acquisitions, inclusive of a $0.6 million increase in amortization expense, as well as increases in employee-related costs and travel expenses in comparison to the prior-year period, which included a number of cost-savings actions implemented in response to the COVID-19 pandemic. As a percentage of net sales, SEG&A expenses decreased from 10.0% in the prior-year period, to 9.1% in the current-year period.
Operating income for the six months ended June 30, 2021 increased by $7.6 million, or 13%, compared to the prior-year period, largely due to a $8.6 million improvement in gross profit and reductions in restructuring and acquisition-related expenses of $0.7 million and $0.1 million, respectively, partially offset by a $1.8 million increase in SEG&A expenses.
Backlog was $399.3 million at June 30, 2021, compared to $302.7 million at June 30, 2020.
Safety and Security Systems
The following table summarizes the Safety and Security Systems Group’s operating results as of and for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,			Six Months Ended June 30,
($ in millions)	2021	2020	Change	2021	2020	Change
Net sales	$53.4	$55.9	$(2.5)	$104.1	$109.0	$(4.9)
Operating income	7.8	10.4	(2.6)	15.0	17.8	(2.8)
Operating data:
Operating margin	14.6%	18.6%	(4.0)%	14.4%	16.3%	(1.9)%
Total orders	$60.8	$43.6	$17.2	$120.7	$110.0	$10.7
Backlog	37.5	30.0	7.5	37.5	30.0	7.5
Depreciation and amortization	0.9	0.9	—	1.8	1.7	0.1
Three months ended June 30, 2021 vs. three months ended June 30, 2020
Total orders for the three months ended June 30, 2021 increased by $17.2 million, or 39%, compared with the prior-year quarter. U.S. orders increased by $6.3 million, primarily driven by improvements in orders for public safety equipment and industrial signaling equipment of $5.7 million and $2.2 million, respectively, partially offset by a $1.6 million reduction in orders for warning systems. Non-U.S. orders increased by $10.9 million, largely due to improvements in orders for public safety equipment and industrial signaling equipment of $8.1 million and $2.0 million, respectively, as well as a $1.8 million favorable foreign currency translation impact.
Net sales for the three months ended June 30, 2021 decreased by $2.5 million, or 4%, compared to the prior-year quarter. U.S. sales increased by $2.4 million, primarily driven by improvements in sales of industrial signaling equipment and public safety equipment of $1.6 million and $1.4 million, respectively. Non-U.S. sales decreased by $4.9 million, largely due to a $6.4 million reduction in sales of public safety equipment associated with the timing of a large fleet shipment in the prior-year quarter, partially offset by a $1.3 million favorable foreign currency translation impact.
Cost of sales for the three months ended June 30, 2021 decreased by $0.4 million, or 1%, compared to the prior-year quarter, primarily related to lower sales volumes, partially offset by a $1.0 million unfavorable foreign currency translation impact. Gross profit margin for the three months ended June 30, 2021 was 36.5%, compared to 38.6% in the prior-year quarter, with the decrease primarily attributable to unfavorable sales mix and the impact of higher material and freight costs.
SEG&A expenses for the three months ended June 30, 2021 increased by $0.8 million, or 7%, compared to the prior-year quarter, primarily due to increases in employee-related costs and travel expenses in comparison to the prior-year quarter, which included a number of cost-savings actions implemented in response to the COVID-19 pandemic. As a percentage of net sales, SEG&A expenses increased from 19.5% in the prior-year quarter, to 21.9% in the current-year quarter.
Operating income for the three months ended June 30, 2021 decreased by $2.6 million, or 25%, compared to the prior-year quarter, primarily due to a $2.1 million reduction in gross profit and the $0.8 million increase in SEG&A expenses, partially offset by $0.3 million of restructuring expenses recognized in the prior-year quarter.
Six months ended June 30, 2021 vs. six months ended June 30, 2020
Total orders for the six months ended June 30, 2021 increased by $10.7 million, or 10%, compared with the prior-year period. U.S. orders increased by $8.7 million, primarily driven by improvements in orders for public safety equipment and industrial signaling equipment of $6.3 million and $4.1 million, respectively, partially offset by a $1.7 million reduction in orders for warning systems. Non-U.S. orders increased by $2.0 million, largely due to a $1.8 million improvement in orders for industrial signaling equipment and a $2.8 million favorable foreign currency translation impact, partially offset by a $2.3 million reduction in orders for warning systems.
Net sales for the six months ended June 30, 2021 decreased by $4.9 million, or 4%, compared with the prior-year period. U.S. sales increased by $1.1 million, primarily driven by improvements in sales of public safety equipment and industrial signaling equipment of $1.4 million and $1.1 million, respectively, partially offset by a $1.4 million reduction in sales of warning systems. Non-U.S. sales decreased by $6.0 million, largely due to a $7.6 million reduction in sales of public safety equipment associated with the timing of a large fleet shipment in the prior-year period, partially offset by a $2.1 million favorable foreign currency translation impact.
Cost of sales for the six months ended June 30, 2021 decreased by $1.6 million, or 2%, compared with the prior-year period, primarily related to lower sales volumes, partially offset by a $1.7 million unfavorable foreign currency translation impact. Gross profit margin for the six months ended June 30, 2021 was 36.8%, compared to 38.2% in the prior-year period, with the decrease primarily attributable to unfavorable sales mix and the impact of higher material and freight costs.

SEG&A expenses for the six months ended June 30, 2021 decreased by $0.2 million, or 1%, compared with the prior-year period, primarily due to increases in employee-related costs and travel expenses in comparison to the prior-year period, which included a number of cost-savings actions implemented in response to the COVID-19 pandemic. As a percentage of net sales, SEG&A expenses increased from 21.6% in the prior-year period, to 22.4% in the current-year period.
Operating income for the six months ended June 30, 2021 decreased by $2.8 million, or 16%, compared to the prior-year period, primarily due to a $3.3 million reduction in gross profit, partially offset by $0.3 million of restructuring expenses recognized in the prior-year period and the $0.2 million reduction in SEG&A expenses.
Backlog was $37.5 million at June 30, 2021, compared to $30.0 million at June 30, 2020.
Corporate Expenses
Corporate operating expenses for the three months ended June 30, 2021 were $7.8 million, compared to $7.7 million in the prior-year quarter.
Corporate operating expenses for the six months ended June 30, 2021 were $14.3 million, up from $12.2 million in the prior-year period, with the increase primarily due to higher post-employment expenses.
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
Financial Condition, Liquidity and Capital Resources
The Company uses its cash flow from operations to fund growth and to make capital investments that sustain its operations, reduce costs, or both. Beyond these uses, remaining cash is used to pay down debt, repurchase shares, fund dividend payments and make pension contributions. The Company may also choose to invest in the acquisition of businesses. In the absence of significant unanticipated cash demands, we believe that the Company’s existing cash balances, cash flow from operations and borrowings available under the 2019 Credit Agreement will provide funds sufficient for these purposes. As of June 30, 2021, there was $221.3 million of cash drawn and $10.3 million of undrawn letters of credit under the 2019 Credit Agreement, with $268.4 million of availability for borrowings. The net cash flows associated with the Company’s rental equipment transactions are included in cash flow from operating activities.
The Company’s cash and cash equivalents totaled $54.5 million and $81.7 million as of June 30, 2021 and December 31, 2020, respectively. As of June 30, 2021, $22.9 million of cash and cash equivalents was held by foreign subsidiaries. Cash and cash equivalents held by subsidiaries outside the U.S. typically are held in the currency of the country in which it is located. The Company uses this cash to fund the operating activities of its foreign subsidiaries and for further investment in foreign operations. Generally, the Company has considered such cash to be permanently reinvested in its foreign operations and the Company’s current plans do not demonstrate a need to repatriate such cash to fund U.S. operations. However, in the event that these funds are needed to fund U.S. operations or to satisfy U.S. obligations, they generally could be repatriated. The repatriation of these funds may cause the Company to incur additional U.S. income tax expense, dependent on income tax laws and other circumstances at the time any such amounts are repatriated.
Net cash of $39.3 million was provided by operating activities in the six months ended June 30, 2021, compared to $65.0 million in the prior-year period, with the year-over-year change primarily due to higher tax payments as a result of tax planning initiatives, increased taxable income and differences in the timing of certain payments, with the prior-year period benefiting from the deferral of $3.3 million in federal income tax payments and $2.3 million in payroll tax payments under the Coronavirus Aid, Relief, and Economic Security Act. Other factors contributing to the year-over-year change include working capital timing differences, higher rental fleet investment and a $2.0 million increase in pension contributions in comparison to the prior-year period.
Net cash of $61.3 million was used for investing activities in the six months ended June 30, 2021, compared to $21.2 million in the prior-year period. During the six months ended June 30, 2021, the Company paid initial consideration of $53.5 million to acquire OSW. Capital expenditures in the six months ended June 30, 2021 and 2020 were $9.3 million and $16.3 million, respectively. During the six months ended June 30, 2020, the Company also paid $6.2 million to acquire certain assets and operations of Public Works Equipment and Supply, Inc. and received $0.8 million as part of the finalization of certain post-closing adjustments in connection with the acquisition of MRL.
Net cash of $5.0 million was used for financing activities in the six months ended June 30, 2021, compared with $1.5 million in the prior-year period. In the six months ended June 30, 2021, the Company borrowed $10.0 million against its revolving credit facility, primarily to fund the acquisition of OSW, and received $3.8 million from stock option exercises. The Company also funded cash dividends of $11.0 million, and redeemed $7.7 million of stock in order to remit funds to tax authorities to satisfy employees’ tax withholdings following the vesting of stock-based compensation and the exercise of stock options. In the six months ended June 30, 2020, the Company borrowed $27.7 million against its revolving credit facility, funded share repurchases and cash dividends of $13.5 million and $9.7 million, respectively, and redeemed $6.6 million of stock in order to remit funds to tax authorities to satisfy employees’ tax withholdings following the vesting of stock-based compensation and the exercise of stock options.
The Company is subject to certain net leverage ratio and interest coverage ratio financial covenants under the 2019 Credit Agreement that are to be measured at each fiscal quarter-end. The Company was in compliance with all such covenants as of June 30, 2021.
The Company anticipates that capital expenditures for 2021, including investments associated with certain ongoing plant expansions, will be in the range of $20 million to $25 million.
Contractual Obligations and Off-Balance Sheet Arrangements
During the six months ended June 30, 2021, there have been no material changes in the Company’s contractual obligations and off-balance sheet arrangements as described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk.
See Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. During the six months ended June 30, 2021, there have been no significant changes in our exposure to market risk.
Item 4.     Controls and Procedures.
As required by Rule 13a-15 under the Exchange Act, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of June 30, 2021. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2021.
As a matter of practice, the Company’s management continues to review and document internal control and procedures for financial reporting. From time to time, the Company may make changes aimed at enhancing the effectiveness of the controls and ensuring that the systems evolve with the business. SEC guidance permits management to omit an assessment of internal control over financial reporting for an acquired business from management’s assessment of internal control over financial reporting for a period not to exceed one year from the date of the acquisition. During the six months ended June 30, 2021, the Company completed the acquisition of OSW. As of June 30, 2021, management has not yet fully assessed OSW’s internal control over financial reporting. Excluding the acquisition of OSW, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting during the three months ended June 30, 2021.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides a summary of the Company’s repurchase activity for its common stock during the three months ended June 30, 2021:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (a) (b)
April 2021 (4/4/21 – 5/8/21)	—	$—	—	$90,524,049
May 2021 (5/9/21 – 6/5/21)	—	—	—	90,524,049
June 2021 (6/6/21 – 7/3/21)	5,000	38.6350	5,000	90,330,874
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
Item 3.    Defaults upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
On July 29, 2021, the Company issued a press release announcing its financial results for the three and six months ended June 30, 2021. The presentation slides for the second quarter 2021 earnings call were also posted on the Company’s website at that time. The full text of the second quarter financial results press release and earnings presentation are attached hereto as Exhibits 99.1 and 99.2, respectively, to this Form 10-Q.

Item 6.    Exhibits.

3.1	Restated Certificate of Incorporation of the Company. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed April 30, 2010.

3.2	Amended and Restated By-laws of the Company. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed February 9, 2016.

31.1	CEO Certification under Section 302 of the Sarbanes-Oxley Act.

31.2	CFO Certification under Section 302 of the Sarbanes-Oxley Act.

32.1	CEO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act.

32.2	CFO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act.

99.1	Second Quarter Financial Results Press Release, Dated July 29, 2021.

99.2	Second Quarter Earnings Call Presentation Slides.

101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURE
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Signal Corporation

Date:	July 29, 2021	/s/ Ian A. Hudson
Ian A. Hudson
Senior Vice President and Chief Financial Officer (Principal Financial Officer)