Form 10-K
period 2021-12-31
FEDERAL SIGNAL CORP /DE/
filed 2022-03-01
CIK 277509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑
As of June 30, 2021, the aggregate market value of voting stock held by non-affiliates was $2,409,212,678. For purposes of the foregoing calculation only, executive officers and directors of the registrant have been deemed to be affiliates.
As of February 28, 2022, the number of shares outstanding of the registrant’s common stock was 60,931,540.
Documents Incorporated By Reference
Portions of the registrant’s definitive proxy statement for the 2022 Annual Meeting of Stockholders are incorporated by reference in Part III.

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
These risks and uncertainties, some of which are beyond the Company’s control, include, but are not limited to, the risk factors described under Item 1A, Risk Factors as set forth in Part I, as well as those discussed elsewhere in this Form 10-K and in our subsequently filed documents, as applicable. These factors may not constitute all factors that could cause actual results to differ materially from those discussed in any forward-looking statement. The Company operates in a continually changing business environment and new factors emerge from time to time including, for example, the ongoing coronavirus pandemic and the governmental responses to the pandemic. The Company cannot predict such factors, nor can it assess the impact, if any, of such factors on its results of operations, financial condition or cash flow. Accordingly, forward-looking statements should not be relied upon as a predictor of actual results. The Company disclaims any responsibility to update any forward-looking statement provided in this Form 10-K.
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

PART I
Item 1.    Business.
Federal Signal Corporation, founded in 1901, was reincorporated as a Delaware corporation in 1969. The Company designs, manufactures and supplies a suite of products and integrated solutions for municipal, governmental, industrial and commercial customers. The Company’s portfolio of products that it manufactures includes sewer cleaners, industrial vacuum loaders, vacuum- and hydro-excavation trucks (collectively, “safe-digging” trucks), street sweepers, road-marking and line-removal equipment, waterblasting equipment, dump truck bodies, trailers, and safety and security systems, including technology-based products and solutions for the public safety market. In addition, the Company engages in the sale of parts, service and repair, equipment rentals and training as part of a comprehensive aftermarket offering to its customers. The Company operates 20 principal manufacturing facilities in five countries and provides products and integrated solutions to customers in all regions of the world.
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
Financial information concerning the Company’s two reportable segments for each of the three years in the period ended December 31, 2021, is included in Note 17 – Segment Information to the accompanying consolidated financial statements and is incorporated herein by reference.
During the year ended December 31, 2021, the Company completed the acquisition of all of the outstanding equity of OSW Equipment & Repair, LLC (“OSW”) and the acquisitions of substantially all of the assets and operations of Ground Force Manufacturing LLC (“Ground Force”) and Deist Industries, Inc., Bucks Fabricating, LLC, Roll-Off Parts, LLC and Switch-N-Go, LLC (collectively, “Deist”).
Environmental Solutions Group
The Company’s Environmental Solutions Group is a leading manufacturer and supplier of a full range of street sweepers, sewer cleaners, industrial vacuum loaders, safe-digging trucks, high-performance waterblasting equipment, road-marking and line-removal equipment, dump truck bodies, trailers and metal extraction support equipment. The Group manufactures vehicles and equipment in the U.S. and Canada that are sold under the Elgin®, Vactor®, Guzzler®, TRUVAC®, WestechTM, Jetstream®, Mark Rite Lines, Ox Bodies®, Crysteel®, J-Craft®, Duraclass®, Rugby®, Travis®, OSW, NTE, WTB, Ground Force, Bucks® and Switch-N-Go® brand names. The Group’s product offerings also include certain products manufactured by other companies, such as refuse and recycling collection vehicles, camera systems, ice resurfacing equipment and snow-removal equipment. Products are sold to both municipal and industrial customers either through a dealer network or direct sales to service customers generally depending on the type and geographic location of the customer. In addition to vehicle and equipment sales, the Group also engages in the sale of parts, service and repair, equipment rentals and training as part of a comprehensive aftermarket offering to its current and potential customers through its service centers located across North America.
Under the Elgin brand name, the Company sells a leading U.S. brand of street sweepers primarily designed for large-scale cleaning of curbed streets, parking lots and other paved surfaces utilizing mechanical sweeping, vacuum and recirculating air technology. Vactor is a leading manufacturer of equipment solutions for cleaning and maintaining sewers and catch basins. Under the TRUVAC brand name, the Company manufactures a range of premium vacuum- and hydro-excavation trucks designed to satisfy the safe-digging requirements of businesses or organizations that locate and verify underground utility lines and pipes. Guzzler is a leader in industrial vacuum loaders used to manage industrial waste or recover and recycle valuable raw materials. Westech is a manufacturer of high-quality, rugged vacuum-excavation trucks. Jetstream manufactures high-pressure waterblasting equipment and accessories for commercial and industrial cleaning and maintenance operations. Mark Rite Lines Equipment Company, Inc. (“MRL”), is a U.S. manufacturer of truck-mounted and ride-on road-marking and line-removal equipment. Ground Force is a leading manufacturer of specialty material handling vehicles that support the extraction of metals. The Company manufactures and sells dump truck bodies and trailers under the Ox Bodies, Crysteel, J-Craft, Duraclass, Rugby, Travis, OSW, NTE and WTB brand names, as well as a range of interchangeable truck body systems and waste hauling products under the Bucks and Switch-N-Go brand names.

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
Customers and Backlog
No single customer accounted for 10% or more of the Company’s net sales in any year within the three-year period ended December 31, 2021.
The Company’s backlog totaled $629 million at December 31, 2021, compared to $304 million at December 31, 2020. Backlogs vary by group due to the nature of the Company’s products and the buying patterns of its customers. The Environmental Solutions Group typically experiences an average backlog of approximately three to six months of shipments. The Safety and Security Systems Group typically experiences an average backlog of approximately two months of shipments. While supply chain and coronavirus-related labor disruptions have contributed to longer lead times for certain businesses, production of the Company’s December 31, 2021 backlog is expected to be substantially completed during 2022.
Suppliers
The Company purchases a wide variety of raw materials from around the world for use in the manufacture of its products, although the majority of its purchases are currently from North American sources. To minimize risks relating to availability, price and quality of key products and components, the Company is party to numerous strategic supplier arrangements. Although certain materials are obtained from either a single-source supplier or a limited number of suppliers, the Company has generally identified alternative sources to minimize the interruption of its business in the event of supply disruptions. However, the Company may incur supply disruptions and unanticipated costs in transitioning to a new supplier.
Components critical to the production of the Company’s vehicles, such as engines, are purchased from a select number of suppliers. The Company also purchases raw and fabricated steel, as well as commercial chassis, from multiple sources. In addition, we may incorporate chassis provided directly by our customers in our production process. In those situations, the Company’s production processes rely upon the customer providing the chassis on a timely basis. Certain of the Company’s businesses also rely on the availability of equipment supplied by others to meet customer demand.
The Company actively manages material supply sourcing and employs various methods to limit risk associated with commodity cost fluctuations and availability. During 2021, the Company’s manufacturing operations were adversely affected as the continuity of its material supply was adversely impacted by capacity constraints, global logistics disruptions, component shortages and coronavirus-related production downtime at certain suppliers. The Company has designed and implemented plans to partially mitigate the impact of these challenges by using alternate suppliers, re-engineering products, expanding its supply base globally, leveraging overall purchasing volumes to obtain favorable pricing and quantities and developing a closer working relationship with key suppliers. However, the Company can provide no assurance that those efforts will be successful and anticipates that similar material shortages and production delays will persist into 2022.
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
Human Capital Management
As of December 31, 2021, the Company employed approximately 3,900 people in its businesses located in five countries, with the Company’s U.S. hourly workers accounting for approximately 54% of its total workforce. As of December 31, 2021, approximately 13% of the Company’s U.S. hourly workers were represented by unions. The Company believes that its labor relations with its employees are good.
The Company believes that its employees are key to its ability to deliver exceptional products and services to its customers. The Company applies a holistic total rewards strategy, designed to recruit, motivate, and retain talented employees at all levels of the organization, and offer competitive, market-based compensation programs, and attractive benefit packages.
Diversity, Equity and Inclusion
The Company is committed to promoting and supporting diversity, equity and inclusion (“DE&I”). The Company believes that behaving inclusively is the right thing to do. The Company also believes that hearing different voices, and seeking different perspectives and ideas, leads to better results. The Company strives to promote diversity on its Board of Directors, senior management and in leadership roles throughout the Company. Currently, two of the Company’s seven directors self-identify as members of a minority group.
In addition, two of the Company’s directors are female, placing the Company ahead of the 26% average for companies in the Russell 3000 Index. Of the companies in the Russell 3000 Index, approximately 6% have a female Chief Executive Officer (“CEO”), and the Company is proud to be among that group. In addition, 40% of the Company’s current executive officers are female, including the Company’s President and CEO and Vice President and Corporate Controller.
The Company’s commitment to DE&I throughout the organization is further evidenced by its policies related to various aspects of employment, including, but not limited to, recruiting, selecting, hiring, employment placement, job assignment, compensation, access to benefits, selection for training, use of facilities, and participation in Company-sponsored employee activities. During 2021, the Company’s Executive Leadership Team, comprised of business leaders from across the organization, completed a comprehensive DE&I educational awareness training led by an industry expert.

Employee Training and Development
The Company believes that identifying and developing the next generation of business leaders is important to its long-term success, and is proud to support its employees in furthering their education with tuition reimbursement programs and training.
The Company provides extensive training to employees within its facilities, ranging from topics such as workplace safety, anti-fraud, anti-discrimination and anti-harassment training, to advanced instruction in lean manufacturing principles and inside sales training programs. On average, the Company’s employees each receive more than 10 hours of job training per year, with some employees of certain business units each averaging nearly 80 hours of training per year.
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
The Company is committed to the communities in which it operates, and to developing a strong pipeline from which it can recruit new talent. Many of the Company’s businesses support their local high schools with cooperative learning extension programs at their manufacturing plants, hosting in-person or virtual tours of our facilities, and providing scholarships and “signing-day” offers to high school seniors.
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
Safety
The Company considers the safety of its employees a significant focus and strives to have zero workplace injuries. The Company has established an enterprise-wide Safety Council, which includes representatives from several of our manufacturing facilities. The Safety Council meets regularly to collaborate and implement safety improvement measures, focusing on continuous improvement initiatives and the reduction of incident frequency.
Beginning in February 2020, in response to the onset of the coronavirus pandemic, the Company was proactive in procuring personal protective equipment and sanitizing supplies for its facilities. The Company implemented a series of enhanced health and safety measures across the organization, such as reconfiguring work spaces and staggering manufacturing shifts to allow for social distancing, introducing temperature screening protocols, enhancing facility cleaning, limiting non-essential travel and restricting the number of visitors to its facilities.
The Company also quickly established a cross-functional task force to monitor ongoing developments, implement mitigation plans, and centrally coordinate its response. In addition to the centralized response team, local response teams were established at every business unit. Management team update calls are held frequently to communicate issues related to safety and risk mitigation, and to share coronavirus-related best practices and other policy issues. This platform has allowed management to rapidly disseminate evolving guidance from federal, state, and local health departments, at the same time promoting a consistent, iterative response. The Company continues to partner with a third-party to provide self-administered, at-home test kits to its employees and their family members at no cost and has deployed surveillance testing to reduce the probability of spreading the virus within its facilities.
During 2021, the Company launched an internal initiative to raise awareness about coronavirus vaccines, assist eligible employees in gaining access to available vaccines, and encourage participation levels. The Company has also hosted on-site vaccination events at multiple locations, provided ongoing education on vaccine-related topics, supported employee vaccination logistics, and developed a system of individual and collective incentives to work towards protecting the health and safety of its workforce and local communities. Through its efforts, the Company believes the vaccination rates at most of its businesses exceed those of the local communities in which it operates.
The Company continues to monitor the impact of the pandemic on its business and employees and will implement or modify its policies to adapt to changing circumstances arising from this pandemic.

Governmental Regulation of the Environment
As part of its ongoing commitment to environmental, social and governance initiatives, the Company endeavors to establish environmentally-friendly policies and objectives, and believes that these actions are also consistent with cost-effective operating practices. With the application of these policies, the Company believes it complies with federal, state and local provisions that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment. Capital expenditures in 2021 attributable to compliance with such laws were not material. The Company also believes that the overall impact of compliance with environmental regulations will not have a material adverse effect on our financial position, results of operations or cash flow.
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
Executive Officers of the Registrant
The following is a list of the Company’s executive officers, including their ages, business experience and positions as of February 1, 2022:
Jennifer L. Sherman, age 57, was appointed President and CEO effective January 1, 2016. Ms. Sherman was also appointed to the Board of Directors effective January 1, 2016. Since joining the Company in 1994, Ms. Sherman has served in various roles of increasing responsibility, most recently as Senior Vice President and Chief Operating Officer from April 2014 to December 31, 2015. Ms. Sherman also previously served as Senior Vice President, Chief Administrative Officer, General Counsel and Secretary from 2010 to April 2014, Senior Vice President, Human Resources, General Counsel and Secretary from 2008 to 2010, and Vice President, General Counsel and Secretary from 2004 to 2008.
Daniel A. DuPré, age 65, was appointed Vice President, General Counsel and Secretary in November 2015. Mr. DuPré joined the Company in 2006, most recently serving as its Deputy General Counsel. Mr. DuPré previously held senior legal positions at Sears Holdings Corporation, Bank One Corporation, and Brunswick Corporation and served as an Assistant United States Attorney for the Northern District of Illinois.
Lauren B. Elting, age 40, was appointed Vice President and Corporate Controller in May 2018. Prior to joining the Company in January 2017, Ms. Elting worked at Ernst & Young, LLP from 2004 to 2016, most recently as Senior Audit Manager.
Ian A. Hudson, age 45, was appointed Senior Vice President and Chief Financial Officer in October 2017. Mr. Hudson joined the Company in August 2013 as Vice President and Corporate Controller. Prior to joining the Company, Mr. Hudson served as Director of Accounting – Latin America and Asia Pacific at Groupon, Inc. from June 2012 to August 2013. Prior to that role, Mr. Hudson worked at Ernst & Young, LLP from 1998 to 2012, most recently as Senior Audit Manager.
Mark D. Weber, age 64, was appointed Senior Vice President and Chief Operating Officer in January 2018, upon rejoining the Company after four years at Supreme Industries, Inc. (“Supreme”). Mr. Weber joined Supreme in May 2013 as President and Chief Executive Officer, serving in that capacity up to the sale of Supreme to Wabash National Corporation, which was completed in September 2017. Prior to joining Supreme, Mr. Weber worked for 17 years as an executive within the Company’s Environmental Solutions Group, including a decade as Group President.
These officers hold office until the next annual meeting of the Board of Directors following their election and until their successors have been elected and qualified.
There are no family relationships among any of the foregoing executive officers.

Item 1A.    Risk Factors.
We may occasionally make forward-looking statements and estimates such as forecasts and projections of our future performance or statements of our plans and objectives. These forward-looking statements may be contained in, but are not limited to, filings with the SEC, including this Form 10-K, press releases made by us and oral statements made by our officers. Actual results could differ materially from those contained in such forward-looking statements. Important factors that could cause our actual results to differ from those contained in such forward-looking statements include, but are not limited to, the risks described below. Many of such risks and uncertainties may be exacerbated by the coronavirus pandemic and any worsening of the global business and economic environment that may result.
Macroeconomic and Industry Risks
Our financial results are subject to U.S. economic uncertainty.
In 2021, we generated approximately 76% of our net sales in the U.S. Our ability to be profitable depends heavily on varying conditions in the U.S. governmental and municipal markets, as well as the overall U.S. economy. The industrial markets in which we compete are subject to considerable cyclicality, and move in response to cycles in the overall business environment. Many of our customers are municipal government agencies, and as a result, we are dependent on municipal government spending. Spending by our municipal customers can be affected by federal, state and local political circumstances, budgetary constraints, changing priorities, actual or potential government shutdowns and other factors. The U.S. government and municipalities depend heavily on tax revenues as a source of spending and accordingly, there is a historical correlation that suggests a lag of one to two years between the condition of the U.S. economy and our sales to the U.S. government and municipalities. Therefore, downturns in the U.S. economy are likely to result in decreases in demand for our products. During previous economic downturns, we experienced decreases in sales and profitability, and we expect our business to remain subject to similar economic fluctuations in the future. In addition, the extent of any potential changes to policies and regulations under the current U.S. administration, and how any such changes may impact the Company’s operations, is currently uncertain.
The extent to which the coronavirus pandemic will continue to adversely impact our business, financial condition and operating results is highly uncertain and cannot be predicted but could be material.
The coronavirus pandemic has created, and continues to create, significant worldwide volatility, uncertainty and disruption. In particular, the pandemic and the governmental responses to the pandemic have resulted in a substantial curtailment of business activities, a significant number of business closures, slowdowns, suspensions or delays of production and commercial activity, and weakened economic conditions, both in the United States and in many foreign countries. As such, the pandemic has directly and indirectly adversely impacted the Company and such adverse impact will likely continue. However, the extent to which the pandemic will ultimately adversely impact the Company’s business, financial condition and operating results, which could be material, will depend on numerous evolving factors that are highly uncertain, rapidly changing and cannot be predicted at this time, including:
•the duration and scope of the pandemic, including the emergence of new variants;
•governmental, business and individual actions that have been, continue to be and may in the future be taken in response to the pandemic, including business and travel restrictions, “stay-at-home” and “shelter-in-place” directives, quarantines, and slowdowns, suspensions or delays of commercial activity;
•the dissemination and adoption of coronavirus vaccines and their effectiveness against new variants and any government-mandated vaccine or testing requirement in any of our facilities and markets;
•the effect of the pandemic and the government response on our dealers, distributors and other channel partners and customers, including their ability to remain open, continue to sell and service our products, pay for the products purchased from us and obtain vehicle chassis, to the extent that they source such components directly;
•the effect of the pandemic and the governmental response on the budgets of our municipal customers;
•our ability to continue to run our operations as an essential business during the pandemic and/or to maintain our normal production capacity, in light of the potential for adverse impacts associated with decreased labor availability, including as a result of any government-mandated vaccine or testing requirement or otherwise, the temporary suspension of production activity mandated or otherwise made necessary by governmental authorities, weakened demand, supply chain disruptions, or other production delays;
•significant reductions or volatility in demand for one or more of our products or services;
•the effect of the pandemic on our suppliers and our ability to obtain commodities, components and parts, on a timely basis through our supply chain and at previously anticipated costs;
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
•costs incurred relating to coronavirus-related medical expenses;
•potential future restructuring, impairment and other charges;
•availability of employees, their ability to conduct work away from normal working locations and/or under revised work environment protocols, the general willingness of employees to come to and perform work and the impact of any government-mandated vaccine or testing requirement;
•the impact of the pandemic on the financial and credit markets and economic activity generally;
•our ability to access lending, capital markets, and other sources of liquidity when needed on reasonable terms or at all;
•our ability to comply with the financial covenants in our debt agreements if a material economic downturn as a result of the pandemic results in substantially increased indebtedness and/or lower earnings; and
•the exacerbation of negative impacts resulting from the occurrence of a global or national recession, depression or other sustained adverse market event as a result of the pandemic.
We have international operations that are subject to compliance with domestic and foreign laws and regulations, economic and political uncertainties and conflicts and foreign currency rate fluctuations.
Our business is subject to fluctuations in demand and changing international economic, legal and political conditions that are beyond our control. In 2021, approximately 24% of our net sales were to customers outside the U.S. and we expect a significant portion of our revenues to come from international sales in the foreseeable future. Operating in the international marketplace exposes us to a number of risks, including the need to comply with U.S. and foreign laws and regulations applicable to our foreign operations, such as the Foreign Corrupt Practices Act, the United Kingdom (“U.K.”) Bribery Act and their counterparts in other foreign jurisdictions in which we operate, restrictive domestic and international trade regulations, and changes in these laws, regulations and policies by the U.S. and foreign governments. In addition, we may be exposed to risks and adverse economic effects associated with emerging geopolitical conflicts, actual or threatened imposition of tariffs or trade barriers on our products or materials incorporated into our products, actual or threatened trade disputes, including so-called “trade wars,” political and economic instability in the jurisdictions in which we operate, foreign receivables collection risk and local labor market conditions. Further, government administrations and agencies, the investment community, employees and other stakeholders have had an increased focus on certain climate change and other environmental, social and governance (“ESG”) factors, issues and initiatives. Regulatory and other legal changes in laws in response to such ESG matters could require material efforts and costs by us to comply with such changes. The costs of compliance with the various laws, regulations and policies applicable to us could be significant and penalties for non-compliance could significantly impact our business.
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
Economic downturns result in tighter credit markets, which could adversely affect our customers’ ability to secure financing or to secure financing at favorable terms or interest rates necessary to proceed or continue with purchases of our products and services. Further, certain government agencies, including the U.S. Treasury, have implemented or signaled the implementation of policies that may result in increased interest rates and borrowing costs. Our customers’ or potential customers’ inability to secure financing for projects could result in the delay, cancellation or downsizing of new purchases or the suspension of purchases already under contract, which could cause a decline in the demand for our products and services and negatively impact our financial position, results of operations or cash flow.
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
We are engaged in an industry that will be affected by future technological developments. The introduction of products or processes utilizing new technologies, including those resulting from any new ESG regulations, could require us to make significant changes to our existing products or processes in order for them to remain marketable and competitive. Our success will depend upon our ability to develop and introduce on a timely and cost-effective basis new products, applications and processes that keep pace with technological developments and address increasingly sophisticated customer requirements. We may not be successful in identifying, developing and marketing new products, applications and processes and product or process enhancements. We may experience difficulties that could delay or prevent the successful development, introduction and marketing of product or process enhancements or new products, applications or processes. Our products, applications or processes may not adequately meet the requirements of the marketplace and achieve market acceptance. Our financial condition, results of operations or cash flow could be materially and adversely affected if we were to incur delays in developing new products, applications or processes or product or process enhancements, or if our products do not gain market acceptance.
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
We purchase from suppliers raw materials, component parts and finished goods to be used in the manufacturing and sale of our products. In addition, we may incorporate vehicle chassis provided directly by our customers in our production process. Although the vast majority of our raw materials and component parts are sourced domestically, certain of our suppliers are based overseas, and certain of our domestic suppliers may source subcomponents from overseas. Outbreaks of communicable diseases have been known to occur in certain of these international regions, resulting in public health crises. Global markets for various products and goods have suffered, and are continuing to suffer, material disruptions to certain supply chains. Changes in our relationships with suppliers, shortages in availability of materials, production delays, regulatory restrictions, public health crises, or other supply chain disruptions, whether due to our suppliers or customers, could have a material adverse effect on our ability to timely manufacture and deliver products to our customers. Increases in the costs of purchased raw materials, component parts or finished goods could result in manufacturing interruptions, delays, inefficiencies or our inability to market products. In addition, our profit margins would decrease if prices of purchased raw materials, component parts or finished goods increase and we are unable to pass on those increases to our customers.
As economies around the world have recovered since the initial onset of the pandemic, sharp increases in demand have created significant disruption to the global supply chain, which has adversely affected our ability to receive goods on a timely basis and increased our material costs. Short-term or sustained increases in market demand may exceed our suppliers’ production capacity or otherwise strain our supply chain. Our failure, or our suppliers’ failure, to meet the demand for raw materials and components could adversely affect our business and results of operations.
During 2021, our manufacturing operations were adversely affected as the continuity of our material supply was adversely impacted by capacity constraints, global logistics disruptions, component shortages and coronavirus-related production downtime at certain suppliers. We are currently experiencing supply shortages and inflationary pressure for certain components and raw materials, including chassis, hydraulic pumps, steel, aluminum and electronic components that are important to our manufacturing processes. When facing supply-related challenges, we may increase our inventory levels and purchase commitments to shorten lead times and to help maintain adequate inventory levels to meet customer expectations. While we actively monitor and take steps in an effort to mitigate supply chain risk, there can be no assurance that our mitigation plans will prevent disruptions that may arise from shortages of materials that we use in the production of our products.

Challenges within global logistics networks, including shortages of shipping containers, international port congestion, trucking and chassis shortages, rail, ocean and air freight capacity constraints, and shortages in labor availability, have resulted in delays in receiving key manufacturing components, increased order backlogs and higher transportation costs. Such logistical disruption may cause us to incur higher freight costs to expedite the receipt of components from our suppliers or the delivery of products to our customers, and may also result in longer lead times for our customers.
Uncertainties related to the magnitude and duration of global supply chain disruptions have adversely affected, and may continue to adversely affect, our business and our outlook. If we are unable to recover a substantial portion of the increase in material and transportation costs from our customers through price adjustments and/or surcharges, our business or results of operations could be adversely affected. We may also experience an increase in order cancellations if any such pricing actions are not accepted by our customers.
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
As a portion of our workforce is unionized, we are subject to risk of work stoppages and other labor relations matters. As of December 31, 2021, approximately 13% of our U.S. hourly workers were represented by labor unions and were covered by collective bargaining agreements with various unions. Our current collective bargaining agreement with the International Brotherhood of Electrical Workers is due to expire in April 2022. Any strikes, threats of strikes or other organized disruptions in connection with the negotiation of new labor agreements or other negotiations could materially adversely affect our business as well as impair our ability to implement further measures to reduce costs and improve production efficiencies. In addition, the stoppage of work for a prolonged period of time at one, or several, of our principal manufacturing facilities, due to public health concerns or the implementation of any government-mandated vaccine or testing requirement, or any other reason, could materially adversely affect our business.
Our pension funding requirements and expenses are affected by certain factors outside of our control, including the performance of plan assets, the discount rate used to value liabilities, actuarial assumptions and experience and legal and regulatory changes.
Our funding obligations and pension expense for our defined benefit pension plans are driven by the performance of assets set aside in trusts for these plans, the discount rate used to value the plans’ liabilities, actuarial assumptions and experience and legal and regulatory funding requirements. Changes in these factors could have an adverse impact on our financial condition, results of operations or cash flow. In addition, a portion of our pension plan assets are invested in equity securities, which can experience significant declines if financial markets weaken. The level of the funding of our defined benefit pension plan liabilities was approximately 91% as of December 31, 2021. Funding of the Company’s U.S. defined benefit pension plan is determined in accordance with guidelines set forth in the Employee Retirement Income Security Act. The current year funding status was impacted by a higher discount rate than in the prior year. Our future pension expenses and funding requirements could increase significantly due to the effect of adverse changes in the discount rate, asset values or the estimated expected return on plan assets. In addition, we could become legally required to make increased cash contributions to the pension plans, and these contributions could be material and negatively affect our cash flow.
Data Security and Intellectual Property Risks
Increased information technology security threats and more sophisticated cybersecurity attacks pose a risk to our systems, networks, products and operations.
We rely upon information technology systems and networks, some of which are managed by third parties, to support a variety of business processes and activities, and to comply with regulatory, legal and tax requirements. Additionally, in the ordinary course of business, we collect and store sensitive information relating to our businesses, customers, suppliers and employees. Sensitive information may also be stored by our vendors and on the platforms and networks of third-party providers. The secure operation of these information technology systems and networks and processing and maintenance of this information is critical to the Company’s business operations and strategy.
These information technology systems and networks may be susceptible to damage, disruptions or shutdowns due to hardware failures, computer viruses, cybersecurity attacks, telecommunication failures, user errors, catastrophic events or other factors. Further, information technology security threats are growing in frequency and sophistication. Accordingly, we have implemented and continue to implement measures to address cybersecurity attacks and mitigate potential risks to our systems from these information technology-related disruptions. Despite the information security measures we have taken, our systems and networks remain potentially vulnerable to attacks, as do those of our vendors and third-party providers. Cybersecurity attacks on the Company, our vendors or our third-party providers could potentially result in the compromising of confidential information, misuse of our systems and networks, manipulation and destruction of data, misappropriation of assets or production stoppages and supply shortages, which in turn could adversely affect our reputation, financial condition, results of operations or cash flow.
Although we have not suffered any significant cyber incidents that have had a material business impact, we and our vendors have, from time to time, been the target of malicious cyber threats. While various procedures and controls have been and are being utilized to mitigate information technology risks, there can be no guarantee that the actions and controls that we and our third-party providers have implemented will be sufficient to protect our systems, information or other property. Further, the amount of insurance coverage we maintain may be inadequate to cover claims or liabilities relating to a cybersecurity attack.
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
The costs associated with complying with environmental, safety and other ESG regulations could lower our margins.
We, like other manufacturers, continue to face heavy governmental regulation of our products, especially in the areas of the environment and employee health and safety. Increased public awareness and concern regarding climate change and other ESG matters at numerous levels of government in various jurisdictions may lead to additional international, national, regional and local legislative and regulatory responses, and compliance with any new rules could be difficult and costly. These regulations could include environmental requirements applicable to manufacturing and vehicle emissions and regulations impacting our supply chain both nationally and internationally. Complying with environmental, safety and other ESG requirements has added and will continue to add to the cost of our products, could increase the capital required to support our business and could affect the products and services that we offer. While we believe that we are in compliance in all material respects with these laws and regulations, we may be adversely impacted by costs, liabilities or claims with respect to our operations under existing laws or those that may be adopted. These requirements are complex, change frequently and have tended to become more stringent over time. Therefore, we could incur substantial costs, including cleanup costs, fines and civil or criminal sanctions as a result of violation of, or liabilities under, environmental laws and safety regulations. Further, climate change regulations at the federal, state or local level or in international jurisdictions could require us to limit emissions, change our manufacturing processes or product offerings, or undertake other activities which may require us to incur additional expense. These requirements may increase the cost of our products, which may diminish demand for those products.
Additionally, uneven application of environmental, safety and other ESG regulations could place our products at a cost or features disadvantage, which could reduce our revenues and profitability. A failure, or perceived failure, to respond to investor or customer expectations related to ESG concerns in areas such as climate change and supply chain management could materially adversely affect our business and reputation.
An impairment in the carrying value of goodwill, intangible assets or long-lived assets could negatively affect our financial position and results of operations.
As of December 31, 2021, goodwill and intangible assets represented 32% and 15% of total consolidated assets, respectively. Rental equipment and properties and equipment are long-lived assets, which also represented more than 5% of our total consolidated assets as of December 31, 2021. Goodwill and indefinite-lived intangible assets are tested for impairment annually, or more frequently if indicators of impairment exist. Definite-lived intangible assets and long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In evaluating the potential for impairment of goodwill, intangible assets and long-lived assets, we make assumptions regarding future operating performance, business trends, competition and market and general economic conditions. Such analyses further require us to make certain assumptions about our sales, operating margins, growth rates and discount rates. There are inherent uncertainties related to these factors. An impairment charge may result from, among other things, a significant decline in operating results, adverse market conditions, unfavorable changes in applicable laws or regulations, or a variety of other factors. Our total consolidated assets and results of operations for the applicable period could be materially adversely affected if any such charge is recorded.
Item 1B.    Unresolved Staff Comments.
None.

Item 2.    Properties.
As of December 31, 2021, the Company utilized 15 principal manufacturing plants located throughout the U.S., as well as two in Europe, two in Canada and one in South Africa. The Company also leases facilities within the U.S., Europe and Canada from which we provide sales, service and/or equipment rentals. As of December 31, 2021, the Company devoted approximately 2.3 million square feet to manufacturing and 0.9 million square feet to sales, service, warehousing and office space. Of the total square footage, approximately 82% is devoted to the Environmental Solutions Group and 18% to the Safety and Security Systems Group. Approximately 53% of the total square footage is owned by the Company with the remaining 47% being leased. Owned facilities are subject to liens under the Company’s Second Amended and Restated Credit Agreement dated July 30, 2019 (as amended, the “2019 Credit Agreement”).
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
Holders
As of February 28, 2022, there were 1,462 holders of record of the Company’s common stock.
Securities Authorized for Issuance under Equity Compensation
Information concerning the Company’s equity compensation plans is included under Item 12 of Part III of this Form 10-K.
Recent Sales of Unregistered Securities
There were no sales of unregistered securities by the Company during the year ended December 31, 2021.
Purchases of Equity Securities
The following table provides a summary of the Company’s repurchase activity for its common stock during the three months ended December 31, 2021:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (a) (b)
October 2021 (10/3/21 - 11/6/21)	—	$—	—	$87,149,983
November 2021 (11/7/21 - 12/4/21)	100,000	43.3434	100,000	82,815,639
December 2021 (12/5/21 - 12/31/21)	174,050	44.0428	174,050	75,149,983
(a)    In November 2014, the Company’s Board of Directors (the “Board”) authorized a stock repurchase program of up to $75.0 million of the Company’s common stock.
(b)    In March 2020, the Board authorized an additional stock repurchase program of up to $75.0 million of the Company’s common stock. This program supplements the November 2014 stock repurchase program, which remains in effect.

Performance Graph
The following graph compares the cumulative five-year total return to stockholders of the Company’s common stock relative to the cumulative total returns of the Russell 2000 index, the S&P Midcap 400 index and the S&P Industrials index. The graph assumes that the value of the investment in the Company’s common stock, and in each index, was $100 on December 31, 2016 and assumes reinvestment of all dividends through December 31, 2021.

$300
$280
$260
$240
$220
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
2016
2017
2018
2019
2020
2021
Federal Signal Corporation
Russell 2000
S&P Midcap 400
S&P Industrials

Copyright© 2022 Russell Investment Group. All rights reserved.
Copyright© 2022 Standard & Poor’s, a division of S&P Global. All rights reserved.

	As of December 31,
	2016	2017	2018	2019	2020	2021
Federal Signal Corporation	$100.00	$130.80	$131.30	$215.20	$223.77	$294.95
Russell 2000	100.00	114.65	102.02	128.06	153.62	176.39
S&P Midcap 400	100.00	116.24	103.36	130.44	148.26	184.96
S&P Industrials	100.00	121.03	104.95	135.77	150.79	182.63
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

Item 6.    [Reserved]
Not applicable.

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
Executive Summary
The Company is a leading global manufacturer and supplier of (i) vehicles and equipment for maintenance and infrastructure end-markets, including sewer cleaners, industrial vacuum loaders, safe-digging trucks, street sweepers, waterblasting equipment, road-marking and line-removal equipment, dump truck bodies, trailers and metal extraction support equipment, and (ii) public safety equipment, such as vehicle lightbars and sirens, industrial signaling equipment, public warning systems and general alarm/public address systems. In addition, we engage in the sale of parts, service and repair, equipment rentals and training as part of a comprehensive aftermarket offering to our customer base. We operate 20 manufacturing facilities in five countries and provide products and integrated solutions to municipal, governmental, industrial and commercial customers in all regions of the world.
As described in Note 17 – Segment Information to the accompanying consolidated financial statements, the Company’s business units are organized in two reportable segments: the Environmental Solutions Group and the Safety and Security Systems Group.
Coronavirus Update
The coronavirus pandemic adversely impacted our operating results for the year ended December 31, 2020. As market conditions have gradually improved, we have seen strong recovery in customer demand, with orders for the year ended December 31, 2021 increasing by $492 million, or 47%, compared to the prior year. This order improvement has contributed to a record backlog of $629 million as of December 31, 2021.
However, the pace of economic recovery in many countries and high levels of demand have placed significant pressure on global supply chains, which has been exacerbated by labor shortages and transportation challenges. In particular, there have been significant global shortages in semi-conductors and component parts, which among other things has led to a decline in the availability of chassis in North America. These supply chain disruptions have impacted our ability to obtain certain raw materials and purchased components that are necessary to our production processes, including the ability to obtain a sufficient quantity of chassis from third-party suppliers to maximize production efficiencies and deliver products to our customers. With these supply chain challenges, we have also experienced increases in the cost of raw materials, such as steel, and have taken measures designed to mitigate the associated impacts. While we were able to largely mitigate these issues during the year ended December 31, 2021, we cannot provide any assurance that such mitigation efforts will be successful in addressing further supply chain disruption, especially with respect to chassis, which may impact our ability to service our customers, effectively roll out and realize price increases to offset the effects of commodity inflation and sustain our profit margins.
We continue to closely monitor the impact of the pandemic, and its emerging variants, on our business, including how it is affecting our employees, customers, supply chain and distribution network. The overall magnitude of the direct and indirect impact of the pandemic on our operating and financial results remains uncertain and will largely depend on the duration of the pandemic and the measures implemented in response, as well as the effect on our customers and suppliers.
Operating and Financial Performance in 2021
Despite the challenges created by the coronavirus pandemic, the Company was able to sustain a high level of financial performance and make progress against several long-term objectives in 2021. Included among the Company’s highlights in 2021 were the following:
•Orders exceeded $1.5 billion for the first time in the Company’s history, and were up $492 million, or 47%, from last year.
•Backlog at December 31, 2021 was $629 million, a new Company record, and more than double the backlog at the end of last year.
•Net sales for the year ended December 31, 2021 were $1.2 billion, an increase of $82 million, or 7% from last year.
•For the year ended December 31, 2021, we reported operating income and income from continuing operations of $130.7 million and $100.6 million, respectively.

•On a consolidated basis, we reported adjusted EBITDA* of $180.5 million for the year ended December 31, 2021, which translated to an adjusted EBITDA margin* of 14.9%, towards the high-end of our target range.
•Cash flow from continuing operating activities for the year ended December 31, 2021 was $101.8 million.
•With the positive operating cash flow, we ended the year with $41 million of cash and $209 million of availability for borrowings under our $500 million credit facility, which was executed in July 2019. The five-year facility can be increased by an additional $250 million for acquisitions.
•With our strong balance sheet, positive operating cash flow, and capacity under our revolving credit facility, we are well positioned to continue to invest in internal growth initiatives, pursue strategic acquisitions and consider ways to return value to stockholders, as we did during 2021:
◦Our capital expenditures in 2021 were approximately $37 million, most of which related to the acquisition of our Elgin, Illinois manufacturing facility, which we had previously leased. We also continued to make strategic investments for the future by purchasing new machinery and equipment aimed at gaining operating efficiencies and expanding capacity at several of our production facilities.
◦We continue to invest in new product development and are encouraged that these efforts will provide additional opportunities to further diversify our customer base, penetrate new end-markets or gain access to new geographic regions.
◦We completed three acquisitions in 2021, with the addition of OSW, Ground Force and Deist providing us with opportunities to expand our geographic footprint and augment our specialty vehicle product offerings.
◦We demonstrated our commitment to returning value to our stockholders by paying cash dividends of $22.0 million, and spending $15.4 million repurchasing shares under our authorized repurchase program.
•Our eighty-twenty improvement initiatives remain a critical part of our culture and we continue to focus on reducing product costs and improving manufacturing efficiencies across all our businesses.
•To highlight our ongoing focus on operating in a socially responsible and sustainable manner, we published our second annual Sustainability Report in November 2021.
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

Results of Operations
The following table summarizes our Consolidated Statements of Operations as of, and for the years ended, December 31, 2021, 2020 and 2019, and illustrates the key financial indicators used to assess our consolidated financial results:

	For the Years Ended December 31,			Change
($ in millions, except per share data)	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Net sales	$1,213.2	$1,130.8	$1,221.3	$82.4	$(90.5)
Cost of sales	924.5	837.2	898.5	87.3	(61.3)
Gross profit	288.7	293.6	322.8	(4.9)	(29.2)
Selling, engineering, general and administrative expenses	149.2	149.2	164.4	—	(15.2)
Amortization expense	10.9	9.6	8.8	1.3	0.8
Acquisition and integration-related (benefits) expenses	(2.1)	2.1	2.5	(4.2)	(0.4)
Restructuring	—	1.3	—	(1.3)	1.3
Operating income	130.7	131.4	147.1	(0.7)	(15.7)
Interest expense	4.5	5.7	7.9	(1.2)	(2.2)
Pension settlement charges	10.3	—	—	10.3	—
Other (income) expense, net	(1.7)	1.1	0.6	(2.8)	0.5
Income before income taxes	117.6	124.6	138.6	(7.0)	(14.0)
Income tax expense	17.0	28.5	30.2	(11.5)	(1.7)
Income from continuing operations	100.6	96.1	108.4	4.5	(12.3)
Gain from discontinued operations and disposal, net of tax	—	0.1	0.1	(0.1)	—
Net income	$100.6	$96.2	$108.5	$4.4	$(12.3)
Other data:
Operating margin	10.8%	11.6%	12.0%	(0.8)%	(0.4)%
Adjusted EBITDA (a)	$180.5	$182.2	$191.3	$(1.7)	$(9.1)
Adjusted EBITDA margin (a)	14.9%	16.1%	15.7%	(1.2)%	0.4%
Diluted earnings per share — Continuing operations	$1.63	$1.56	$1.76	$0.07	$(0.20)
Total orders	1,538.8	1,047.1	1,269.0	491.7	(221.9)
Backlog	628.9	303.9	386.9	325.0	(83.0)
Depreciation and amortization	50.4	44.8	41.5	5.6	3.3
(a)The Company uses adjusted EBITDA and adjusted EBITDA margin as additional measures which are representative of its underlying performance and to improve the comparability of results across reporting periods. We believe that investors use versions of these metrics in a similar manner. For these reasons, the Company believes that adjusted EBITDA and adjusted EBITDA margin are meaningful metrics to investors in evaluating the Company’s underlying financial performance. Adjusted EBITDA is a non-GAAP measure that represents the total of income from continuing operations, interest expense, pension settlement charges, acquisition and integration-related (benefits) expenses, restructuring activity, coronavirus-related expenses, purchase accounting effects, other income/expense, income tax expense, depreciation and amortization expense and the impact of adoption of a new lease accounting standard, where applicable. Adjusted EBITDA margin is a non-GAAP measure that represents the total of income from continuing operations, interest expense, pension settlement charges, acquisition and integration-related (benefits) expenses, restructuring activity, coronavirus-related expenses, purchase accounting effects, other income/expense, income tax expense, depreciation and amortization expense and the impact of adoption of a new lease accounting standard, where applicable, divided by net sales for the applicable period(s). Other companies may use different methods to calculate adjusted EBITDA and adjusted EBITDA margin.
A discussion of changes in the Company’s financial condition and results of operations during the year ended December 31, 2020 compared to the year ended December 31, 2019 has been omitted from this Annual Report on Form 10-K, but may be found under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 25, 2021.
Year ended December 31, 2021 vs. year ended December 31, 2020
Net sales
Net sales for the year ended December 31, 2021 increased by $82.4 million, or 7%, compared to the prior year. The Environmental Solutions Group reported a net sales increase of $88.2 million, or 10%, primarily due to a $55.8 million improvement in aftermarket revenues, inclusive of a $30.0 million increase in used equipment sales, increases in sales of dump truck bodies, industrial vacuum loaders and waterblasting equipment of $27.4 million, $7.5 million and $6.9 million, respectively, and a $12.2 million favorable foreign currency translation impact. Partially offsetting these improvements were reductions in shipments of street sweepers and sewer cleaners of $14.5 million and $13.8 million, respectively. Within the Safety and Security Systems Group, net sales decreased by $5.8 million, or 3%, primarily due to reductions in sales of public safety equipment and warning systems of $7.7 million and $2.5 million, respectively, partially offset by a $2.2 million increase in sales of industrial signaling equipment and a $2.2 million favorable foreign currency translation impact.
Cost of sales
For the year ended December 31, 2021, cost of sales increased by $87.3 million, or 10%, compared to the prior year, largely due to an increase of $90.1 million, or 13%, within the Environmental Solutions Group, primarily related to increased sales volumes, inclusive of current-year acquisition effects, higher material costs, an $11.6 million unfavorable foreign currency translation impact and a $3.8 million increase in depreciation expense. Within the Safety and Security Systems Group, cost of sales decreased by $2.8 million, or 2%, primarily related to lower sales volumes, partially offset by a $1.6 million unfavorable foreign currency translation impact and higher material and freight costs.
Gross profit
For the year ended December 31, 2021, gross profit decreased by $4.9 million, or 2%, compared to the prior year, primarily due to reductions of $3.0 million and $1.9 million within the Safety and Security Systems Group and Environmental Solutions Group, respectively. Gross profit as a percentage of net sales (“gross profit margin”) for the year ended December 31, 2021 was 23.8%, compared to 26.0% in the prior year, primarily driven by reductions within the Environmental Solutions Group and Safety and Security Systems Group of 220 basis points and 40 basis points, respectively.
Selling, engineering, general and administrative (“SEG&A”) expenses
For the year ended December 31, 2021, SEG&A expenses remained consistent with the prior year, with a $1.5 million reduction in Corporate SEG&A expenses being largely offset by a $1.4 million increase within the Environmental Solutions Group. As a percentage of net sales, SEG&A expenses decreased from 13.2% in the prior year, to 12.3% in the current year.
Operating income
Operating income for the year ended December 31, 2021 decreased by $0.7 million, or 1%, compared to the prior year, largely due to the $4.9 million reduction in gross profit and a $1.3 million increase in amortization expense, partially offset by a $4.2 million decrease in acquisition-related costs and the non-recurrence of $1.3 million of restructuring charges that were recognized in the prior year. Consolidated operating margin for the year ended December 31, 2021 was 10.8%, compared to 11.6% in the prior year.
Interest expense
Interest expense for the year ended December 31, 2021 decreased by $1.2 million, or 21%, compared to the prior year, largely due to lower average debt levels in comparison to the prior year.
Pension settlement charges
During the year ended December 31, 2021, the Company recognized a pension settlement charge of $10.3 million in connection with the purchase of a group annuity contract from an insurance company, under which approximately $25 million of the projected benefit obligation of the Company’s U.S. defined benefit plan was transferred to the insurance company. For further discussion, see Note 11 – Pension and Other Post-Employment Plans to the accompanying consolidated financial statements.
Other (income) expense, net
For the year ended December 31, 2021, Other (income) expense, net, totaled $1.7 million of income, largely due to the recognition of $1.1 million of net periodic pension benefit and $0.3 million of foreign currency transaction gains. For the year ended December 31, 2020, Other (income) expense, net, totaled $1.1 million of expense, largely due to the recognition of a $2.3 million charge associated with the withdrawal from a multi-employer pension plan, partially offset by $0.5 million of net periodic pension benefit and $0.4 million of foreign currency transaction gains.
Income tax expense

The Company recognized income tax expense of $17.0 million for the year ended December 31, 2021, compared to $28.5 million for the year ended December 31, 2020. The reduction in income tax expense in the current year was primarily due to the recognition of a $3.4 million tax benefit associated with the release of state valuation allowances and a $3.3 million tax benefit associated with the remeasurement of deferred taxes for changes in state tax apportionment, both of which resulted from a change in tax status during the year, a $2.0 million increase in excess tax benefits from stock compensation activity and the effects of lower pre-tax earnings. Including these items, the Company’s effective tax rate for the year ended December 31, 2021 was 14.5%, compared to 22.9% in 2020. For further discussion, see Note 10 – Income Taxes to the accompanying consolidated financial statements.
Income from continuing operations
Income from continuing operations for the year ended December 31, 2021 increased by $4.5 million, or 5%, compared to the prior year, largely due to a $11.5 million decrease in income tax expense, the $2.8 million increase in other income and the $1.2 million reduction in interest expense, partially offset by the recognition of the $10.3 million pension settlement charge and the reduced operating income.
Adjusted EBITDA
Adjusted EBITDA for the year ended December 31, 2021 was $180.5 million, compared to $182.2 million in the prior year. Adjusted EBITDA margin for the year ended December 31, 2021 was 14.9%, compared to 16.1% in the prior year.
The following table summarizes the Company’s adjusted EBITDA and adjusted EBITDA margin and reconciles income from continuing operations to adjusted EBITDA for each of the three years in the period ended December 31, 2021:

	For the Years Ended December 31,
($ in millions)	2021	2020	2019
Income from continuing operations	$100.6	$96.1	$108.4
Add (less):
Interest expense	4.5	5.7	7.9
Pension settlement charges	10.3	—	—
Acquisition and integration-related (benefits) expenses	(2.1)	2.1	2.5
Restructuring	—	1.3	—
Coronavirus-related expenses (a)	1.2	2.3	—
Purchase accounting effects (b)	0.3	0.3	0.2
Other (income) expense, net	(1.7)	1.1	0.6
Income tax expense	17.0	28.5	30.2
Depreciation and amortization	50.4	44.8	41.5
Adjusted EBITDA	$180.5	$182.2	$191.3

Net sales	$1,213.2	$1,130.8	$1,221.3

Adjusted EBITDA margin	14.9%	16.1%	15.7%
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

Environmental Solutions
The following table summarizes the Environmental Solutions Group’s operating results as of, and for the years ended, December 31, 2021, 2020 and 2019:

	For the Years Ended December 31,			Change
($ in millions)	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Net sales	$1,004.0	$915.8	$992.9	$88.2	$(77.1)
Operating income	120.5	124.3	139.4	(3.8)	(15.1)
Other data:
Operating margin	12.0%	13.6%	14.0%	(1.6)%	(0.4)%
Total orders	$1,297.3	$840.0	$1,038.0	$457.3	$(198.0)
Backlog	576.4	282.5	357.6	293.9	(75.1)
Depreciation and amortization	46.7	41.3	38.1	5.4	3.2
Year ended December 31, 2021 vs. year ended December 31, 2020
Total orders increased by $457.3 million, or 54%, for the year ended December 31, 2021. U.S. orders increased by $416.6 million, or 63%, primarily due to improvements in orders for sewer cleaners, street sweepers, dump truck bodies, safe-digging trucks, trailers, industrial vacuum loaders, metal extraction support equipment and road-marking and line-removal equipment of $103.9 million, $67.6 million, $46.7 million, $37.3 million, $24.7 million, $21.3 million, $15.1 million and $10.4 million, respectively. In addition, upon acquiring OSW, Ground Force and Deist, we acquired a backlog of U.S. orders aggregating to $36.3 million, while aftermarket demand also increased by $36.3 million. Non-U.S. orders increased by $40.7 million, or 22%, primarily due to a $17.2 improvement in aftermarket demand, increases in orders for sewer cleaners, dump truck bodies, and industrial vacuum loaders of $7.9 million, $6.9 million, and $3.5 million, respectively, and a $11.9 million favorable foreign currency translation impact. In addition, upon acquiring OSW, Ground Force and Deist, we acquired a backlog of non-U.S. orders aggregating to $5.0 million. Partially offsetting these improvements was a $14.3 million reduction in orders for refuse trucks, primarily associated with the timing of large fleet orders in the prior-year period.
Net sales increased by $88.2 million, or 10%, for the year ended December 31, 2021. U.S. sales increased by $58.2 million, or 8%, largely due to a $40.1 million increase in aftermarket revenues and a $22.1 million increase in sales of dump truck bodies, partially offset by a $12.0 million reduction in shipments of sewer cleaners. Non-U.S. sales increased by $30.0 million, or 18%, primarily due to a $15.7 million improvement in aftermarket revenues, a $5.3 million increase in sales of dump truck bodies and a $12.2 million favorable foreign currency translation impact, partially offset by a $6.7 million reduction in shipments of street sweepers.
Cost of sales increased by $90.1 million, or 13%, for the year ended December 31, 2021, primarily due to increased sales volumes, inclusive of current-year acquisition effects, higher material costs, an $11.6 million unfavorable foreign currency translation impact and a $3.8 million increase in depreciation expense. Including these factors, gross profit margin for the year ended December 31, 2021 was 21.1%, compared to 23.3% in the prior year, with the impact of higher material costs and production inefficiencies associated with supply chain disruptions being partially offset by pricing actions and a more favorable sales mix, associated with the increase in aftermarket demand.
SEG&A expenses increased by $1.4 million, or 2%, for the year ended December 31, 2021, primarily due to the addition of expenses from current-year acquisitions. As a percentage of net sales, SEG&A expenses decreased from 8.6% in the prior year, to 8.0% in the current year.
Operating income decreased by $3.8 million, or 3%, for the year ended December 31, 2021, largely due to a $1.9 million reduction in gross profit, the $1.4 million increase in SEG&A expenses and a $1.3 million increase in amortization expense, partially offset by the non-recurrence of $0.7 million of restructuring charges that were recognized in the prior year and a $0.1 million decrease in acquisition-related costs.
Backlog was $576.4 million at December 31, 2021, compared to $282.5 million at December 31, 2020.

Safety and Security Systems
The following table summarizes the Safety and Security Systems Group’s operating results as of, and for the years ended, December 31, 2021, 2020 and 2019:

	For the Years Ended December 31,			Change
($ in millions)	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Net sales	$209.2	$215.0	$228.4	$(5.8)	$(13.4)
Operating income	32.7	35.5	38.6	(2.8)	(3.1)
Other data:
Operating margin	15.6%	16.5%	16.9%	(0.9)%	(0.4)%
Total orders	$241.5	$207.1	$231.0	$34.4	$(23.9)
Backlog	52.5	21.4	29.3	31.1	(7.9)
Depreciation and amortization	3.6	3.4	3.3	0.2	0.1
Year ended December 31, 2021 vs. year ended December 31, 2020
Total orders increased by $34.4 million, or 17%, for the year ended December 31, 2021. U.S. orders increased by $15.6 million, or 12%, compared to the prior year, driven by improvements in orders for public safety equipment and industrial signaling equipment of $12.2 million and $6.3 million, respectively, partially offset by a $2.9 million reduction in orders for warning systems. Non-U.S. orders increased by $18.8 million, or 23%, due to improvements in orders for public safety equipment and industrial signaling equipment of $15.8 million and $3.0 million, respectively, as well as a $2.7 million favorable foreign currency translation impact, partially offset by a $2.7 million reduction in orders for warning systems.
Net sales decreased by $5.8 million, or 3%, for the year ended December 31, 2021. U.S. sales decreased by $3.7 million, or 3%, driven by reductions in sales of warning systems and public safety equipment of $4.2 million and $1.3 million, respectively, partially offset by a $1.8 million increase in sales of industrial signaling equipment. Non-U.S. sales decreased by $2.1 million, or 2%, largely due to a $6.4 million reduction in sales of public safety equipment, partially offset by an increase in sales of warning systems of $1.7 million, as well as a $2.2 million favorable foreign currency translation impact.
Cost of sales decreased by $2.8 million, or 2%, for the year ended December 31, 2021, primarily related to lower sales volumes, partially offset by a $1.6 million unfavorable foreign currency translation impact and higher material and freight costs. Gross profit margin for the year ended December 31, 2021 was 36.9%, compared to 37.3% in the prior year, with the decrease primarily attributable to the impact of higher material and freight costs.
SEG&A expenses increased by $0.1 million for the year ended December 31, 2021. As a percentage of net sales, SEG&A expenses were 21.2% in the current year, compared with 20.6% in the prior year.
Operating income decreased by $2.8 million, or 8%, for the year ended December 31, 2021, primarily due to a $3.0 million reduction in gross profit, partially offset by the non-recurrence of $0.3 million of restructuring charges that were recognized in the prior year.
Backlog was $52.5 million at December 31, 2021, compared to $21.4 million at December 31, 2020.
Corporate Expense
Corporate operating expenses were $22.5 million, $28.4 million and $30.9 million for the years ended December 31, 2021, 2020 and 2019, respectively.
For the year ended December 31, 2021, corporate operating expenses decreased by $5.9 million, primarily due to a $4.1 million decrease in acquisition and integration-related expenses, of which $3.5 million related to a reduction in the estimated fair value of contingent consideration, as well as lower incentive-based compensation costs.
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
The Company’s cash and cash equivalents totaled $40.5 million, $81.7 million and $31.6 million as of December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, $18.2 million of cash and cash equivalents was held by foreign subsidiaries. Cash and cash equivalents held by subsidiaries outside the U.S. typically are held in the currency of the country in which it is located. The Company uses this cash to fund the operating activities of its foreign subsidiaries and for further investment in foreign operations. Generally, the Company has considered such cash to be indefinitely reinvested in its foreign operations and the Company’s current plans do not demonstrate a need to repatriate such cash to fund U.S. operations. However, in the event that these funds were needed to fund U.S. operations or to satisfy U.S. obligations, they generally could be repatriated. The repatriation of these funds may cause the Company to incur additional U.S. income tax expense, dependent on income tax laws and other circumstances at the time any such amounts were repatriated.
Net cash provided by operating activities totaled $101.8 million, $136.2 million and $103.1 million in 2021, 2020 and 2019, respectively. The reduction in cash generated by operating activities in 2021 compared to the prior year was primarily due to a $13.2 million increase in income tax payments associated with tax planning initiatives, as well as differences in the timing of certain payments, with the prior year benefiting from the deferral of $7.3 million of payroll tax payments under the Coronavirus Aid, Relief, and Economic Security Act, of which, $3.7 million was remitted in the current year. The year-over-year change also reflects increases in working capital, primarily due to the strategic stocking of critical inventory components, such as chassis, to support demand levels and partially mitigate current supply chain constraints.
Net cash used for investing activities totaled $168.7 million, $34.4 million and $84.4 million in 2021, 2020 and 2019, respectively. In each of the years presented, cash was used to fund the purchase of properties and equipment, with $37.4 million, $29.7 million and $35.4 million of capital expenditures in 2021, 2020 and 2019, respectively. Capital expenditures in 2021 included the acquisition of the Company’s Elgin, Illinois manufacturing facility for $19.8 million, whereas capital expenditures in 2020 and 2019 included the expansion of a number of the Company’s other production facilities. In addition, as discussed further in Note 2 – Acquisitions to the accompanying consolidated financial statements, the Company completed three acquisitions during 2021 for aggregate initial consideration of $131.8 million, excluding cash acquired. In 2020, the Company paid $6.2 million to acquire certain assets and operations of Public Works Equipment and Supply, Inc. (“PWE”) and received $0.8 million as part of the finalization of certain post-closing adjustments in connection with the acquisition of MRL, which it acquired in 2019 for an initial $49.6 million, net of cash acquired.
Net cash of $26.4 million was provided by financing activities in 2021, compared to a net cash usage of $53.4 million and $24.6 million in 2020 and 2019, respectively. In 2021, the Company borrowed $70.5 million under its revolving credit facility, primarily to fund current-year acquisitions, and received $4.2 million from stock option exercises. The Company also funded cash dividends and share repurchases of $22.0 million and $15.4 million, respectively, and redeemed $10.7 million of stock in order to remit funds to tax authorities to satisfy employees’ tax withholdings following the vesting of stock-based compensation and the exercise of stock options. In 2020, the Company paid down $11.8 million of net borrowings, funded cash dividends and share repurchases of $19.4 million and $13.7 million, respectively, and redeemed $9.1 million of stock in order to remit funds to tax authorities to satisfy employees’ minimum tax withholdings. In 2019, the Company increased net borrowings by $7.4 million, primarily to fund the acquisition of MRL. In addition, the Company funded payments of $10.3 million relating to acquisitions completed in 2016, paid cash dividends of $19.3 million, incurred $1.0 million of debt refinancing costs, repurchased $1.0 million of treasury stock, and redeemed $2.1 million of stock to satisfy employees’ tax withholdings.
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
Borrowings under the 2019 Credit Agreement bear interest, at the Company’s option, at a base rate or a Eurocurrency or SONIA daily rate (as each is defined in the 2019 Credit Agreement), plus, in each case, an applicable margin. The applicable margin ranges from zero to 0.75% for base rate borrowings and 1.00% to 1.75% for Eurocurrency or SONIA daily rate borrowings. The Company must also pay a commitment fee to the lenders ranging between 0.10% to 0.25% per annum on the unused portion of the $500 million revolving credit facility along with other standard fees. Letter of credit fees are payable on outstanding letters of credit in an amount equal to the applicable Eurocurrency or SONIA daily rate margin plus other customary fees.
The Company is subject to certain net leverage ratio and interest coverage ratio financial covenants under the 2019 Credit Agreement that are to be measured at each fiscal quarter-end. The Company was in compliance with all such covenants as of December 31, 2021. The 2019 Credit Agreement also includes a series of “covenant holiday” periods, which allow for the temporary increase of the minimum net leverage ratio following the completion of a permitted acquisition, or a series of acquisitions, when the aggregate consideration over a period of twelve months exceeds $75 million. In addition, the 2019 Credit Agreement includes customary negative covenants, subject to certain exceptions, restricting or limiting the Company’s and its subsidiaries’ ability to, among other things: (i) make non-ordinary course dispositions of assets; (ii) make certain fundamental business changes, such as mergers, consolidations or any similar combination; (iii) make restricted payments, including dividends and stock repurchases; (iv) incur indebtedness; (v) make certain loans and investments; (vi) create liens; (vii) transact with affiliates; (viii) enter into sale/leaseback transactions; (ix) make negative pledges; and (x) modify subordinated debt documents.
Under the 2019 Credit Agreement, restricted payments, including dividends and stock repurchases, shall be permitted if (i) the Company’s leverage ratio is less than or equal to 3.25; (ii) the Company is in compliance with all other financial covenants; and (iii) there are no existing defaults under the 2019 Credit Agreement. If its leverage ratio is more than 3.25, the Company is still permitted to fund (i) up to $35 million of dividend payments and stock repurchases in any fiscal year; and (ii) an incremental $50 million of other cash payments in the aggregate during the term of the 2019 Credit Agreement.
The 2019 Credit Agreement contains customary events of default. If an event of default occurs and is continuing, the Borrowers may be required immediately to repay all amounts outstanding under the 2019 Credit Agreement and the commitments from the lenders may be terminated.
As of December 31, 2021, there was $280.7 million of cash drawn and $10.1 million of undrawn letters of credit under the 2019 Credit Agreement, with $209.2 million of net availability for borrowings.
The following table summarizes the gross borrowings and gross payments under the Company’s revolving credit facilities:

	For the Years Ended December 31,
(in millions)	2021	2020	2019
Gross borrowings	$214.0	$82.6	$84.0
Gross payments	143.5	94.4	76.6
Aggregate maturities of total borrowings due amount to approximately $0.6 million in 2022, $0.5 million in 2023, $281.2 million in 2024, and $0.5 million in 2025. The weighted average interest rate on long-term borrowings was 1.5% at December 31, 2021.
The Company paid interest of $3.9 million in 2021, $5.4 million in 2020 and $7.8 million in 2019.
The Company paid income taxes of $35.5 million in 2021, $22.3 million in 2020 and $25.7 million in 2019.
Cash dividends of $22.0 million, $19.4 million and $19.3 million were declared and paid to stockholders in 2021, 2020 and 2019, respectively.

On February 16, 2022, the Company completed the acquisition of its University Park, Illinois manufacturing facility for approximately $28 million. Excluding this acquisition, the Company anticipates that capital expenditures for 2022 will be in the range of $25 million to $30 million. The Company believes that its financial resources and major sources of liquidity, including cash flow from operations and borrowing capacity, will be adequate to meet its operating needs, capital needs and financial commitments.
Contractual Obligations and Off-Balance Sheet Arrangements
The following table summarizes the Company’s contractual obligations and payments due by period as of December 31, 2021:

	Payments Due by Period
(in millions)	Total	Less than 1 Year	2-3 Years	4-5 Years	More than 5 Years
Long-term debt	$280.7	$—	$280.7	$—	$—
Interest payments on long-term debt (a)	12.3	4.1	8.2	—	—
Operating lease obligations (b)	32.9	9.7	12.1	5.8	5.3
Finance lease obligations	2.1	0.6	1.0	0.5	—
Purchase obligations (c)	230.7	219.6	10.8	0.3	—
Pension contributions (d)	1.0	1.0	—	—	—
Contingent earn-out payments (e)	2.7	0.7	2.0	—	—
Total contractual obligations (f)	$562.4	$235.7	$314.8	$6.6	$5.3
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
(d)    The Company expects to contribute up to $1.0 million to the non-U.S. benefit plan in 2022, which represents the minimum required contribution. The Company does not currently expect to make any contributions to the U.S. benefit plan in 2022. Future contributions to the plans will be based on such factors as (i) annual service cost, (ii) the financial return on plan assets, (iii) interest rate movements that affect discount rates applied to plan liabilities and (iv) the value of benefit payments made. Due to the high degree of uncertainty regarding the potential future cash outflows associated with these plans, the Company is unable to provide a reasonably reliable estimate of the amounts and periods in which any additional liabilities might be paid.
(e)    Represents the fair value of the contingent earn-out payments associated with the acquisitions of MRL and Deist. For further discussion, see Note 2 – Acquisitions to the accompanying consolidated financial statements.
(f)    As of December 31, 2021, the Company had a liability of approximately $1.2 million for unrecognized tax benefits. For further discussion, see Note 10 – Income Taxes to the accompanying consolidated financial statements. Due to the uncertainties related to these tax matters, the Company generally cannot make a reasonably reliable estimate of the period of cash settlement for this liability. As such, the potential future cash outflows are not included in the table above. We do not expect any significant change to our unrecognized tax benefits as a result of potential expiration of statute of limitations and settlements with tax authorities.
The following table summarizes the Company’s off-balance sheet arrangements and the notional amount by expiration period as of December 31, 2021:

	Notional Amount by Expiration Period
(in millions)	Total	Less than 1 Year	2-3 Years	4-5 Years
Financial standby letters of credit (a)	$9.8	$9.8	$—	$—
Performance standby letters of credit (a)	0.3	0.3	—	—
Performance and bid bonds (b)	18.5	18.1	0.4	—
Repurchase obligations (c)	2.7	0.6	1.3	0.8
Total off-balance sheet arrangements	$31.3	$28.8	$1.7	$0.8
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
Goodwill
Goodwill represents the excess of the cost of an acquired business over the amounts assigned to its net assets. Goodwill is not amortized but is tested for impairment at a reporting unit level on an annual basis or more frequently if indicators of impairment exist. The Company performed its annual goodwill impairment test as of October 31, 2021.
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
In 2021, the Company performed a combination of qualitative and quantitative impairment tests to assess the goodwill of its reporting units for potential impairment. For one reporting unit, a quantitative impairment test was performed, using a combination of the income and market approaches to determine the fair value of the reporting unit. The valuation was prepared by a third-party valuation specialist. One measure of the sensitivity of assumptions used in the impairment analysis is the amount by which each reporting unit “passed” (fair value exceeds the carrying value). The fair value of the reporting unit exceeded its carrying value by more than 20%, and, therefore, no impairment was recognized. For its other reporting units, the Company applied the qualitative approach to assess the goodwill of its reporting units for potential impairment and concluded that it was not “more likely than not” that the fair value of the Company’s reporting units were less than their carrying values. Accordingly, further quantitative testing was not required to be performed.
The Company had no goodwill impairments in 2021, 2020 or 2019. For all reporting units, a 10% decrease in the estimated fair value would have had no effect on the carrying value of goodwill at the annual measurement date in 2021. However, adverse changes to the Company’s business environment and future cash flow could cause us to record impairment charges in future periods, which could be material. See Note 8 – Goodwill and Other Intangible Assets to the accompanying consolidated financial statements for a summary of the Company’s goodwill by segment.
Indefinite-lived Intangible Assets
An intangible asset determined to have an indefinite useful life is not amortized. Indefinite-lived intangible assets are tested for impairment on an annual basis at year-end, or more frequently if an event occurs or circumstances change that indicate the fair value of an indefinite-lived intangible asset could be below its carrying amount. The Company’s indefinite-lived intangible assets include trade names associated with acquisitions.
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
In 2021, the Company performed a combination of qualitative and quantitative impairment tests over its indefinite-lived intangible assets. The fair value of the indefinite-lived intangible asset that was quantitatively tested for impairment exceeded its carrying value by approximately 50%, and, therefore, no impairment was recognized. This valuation was prepared by a third-party valuation specialist. Further, the Company concluded that it was not “more likely than not” that the fair value of indefinite-lived intangible assets that were qualitatively tested for impairment were less than the carrying amounts. Accordingly, further quantitative testing was not required to be performed.
The Company had no indefinite-lived intangible asset impairments in 2021, 2020 or 2019. Although the Company believes its estimates of fair value are reasonable, actual financial results could differ from estimated financial results due to the inherent uncertainty involved in making such estimates. The use of alternative estimates and assumptions could increase or decrease the estimated fair value of the assets and potentially result in different impacts to the Company’s results of operations. Actual results may differ from the Company’s estimates.
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
Interest Rate Risk
The Company has certain debt instruments which subject it to market risk associated with movements in interest rates. The fair value of the Company’s total debt obligations held at December 31, 2021 was $282.8 million. From time to time, the Company may enter into interest rate swaps as a means of fixing the floating interest rate component on its variable-rate debt. At December 31, 2021, the Company had one interest rate swap outstanding. That swap had a notional amount of $75.0 million, and fixed the floating interest rate component on $75.0 million of the Company’s variable-rate debt. See Note 9 – Debt to the accompanying consolidated financial statements for a description of the Company’s debt agreements and interest rate swaps that were in place during 2021. A hypothetical 1% increase or decrease in variable interest rates on the Company’s total debt obligations as of December 31, 2021 would increase or decrease annual interest expense by approximately $2.1 million.
Foreign Exchange Rate Risk
Although the majority of the Company’s sales, expenses and cash flow are transacted in U.S. dollars, the Company has exposure to changes in foreign exchange rates, primarily the Canadian Dollar, Euro and British pound. The impact of currency movements on the Company’s financial results is largely mitigated by natural hedges in its operations. The Canadian operations of JJE primarily conduct business in Canadian dollars. Almost all other sales of product from the U.S. to other parts of the world are denominated in U.S. dollars. Sales from and within other currency zones are predominantly transacted in the currency of the country sourcing the product or service. Approximately 76% of the Company’s net sales are conducted within the U.S. and are transacted in U.S. dollars. The Company estimates that a 10% appreciation of the U.S. dollar against other currencies would reduce full-year net sales by approximately 2% and operating income by approximately 2%.
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
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Federal Signal Corporation and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes and the schedule listed in the Index at Part IV, Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
For reporting units tested for impairment using the quantitative assessment, the Company determines the fair value of each reporting unit using both the income approach and the market approach. The income approach requires management to make a number of business and valuation assumptions for each reporting unit including annual assumptions of projected sales, cost of sales, operating expenses, earnings before interest, income taxes, depreciation, and amortization (“EBITDA”), and discount rates. The market approach requires management to estimate fair value using marketplace fair value data derived from a comparable industry grouping of publicly traded companies and from pricing multiples implied from sales of companies similar to the Company’s reporting units (“market multiples”). The Company’s goodwill balance was $432.2 million as of December 31, 2021. No impairment was recognized in 2021.

We identified the valuation of goodwill for one of the Company’s reporting units as a critical audit matter due to the reporting unit’s historical performance as compared to projections and because the determination of reporting unit fair value was based on significant assumptions that are sensitive to changes and are affected by expected future market and economic conditions. Auditing management’s judgments used in the quantitative assessment regarding significant assumptions related to projected sales, cost of sales, operating expenses, and EBITDA (“forecasts”) as well as the selection of market multiples applied to management’s projected sales and EBITDA estimates for this reporting unit required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the Company’s forecasts and the selection of market multiples for this reporting unit included the following, among others:
•We tested the design and operating effectiveness of controls over the annual goodwill impairment assessment, including those over the forecasts and the market multiples.
•We evaluated management’s ability to accurately forecast projected sales, cost of sales, operating expenses, and EBITDA by comparing actual results to management’s historical forecasts.
•We evaluated the reasonableness of management’s forecasts by comparing the forecasts to:
◦Internal communications to management and the Board of Directors.
◦Comparing the forecasts to historical results, third-party economic research, industry performance, and peer company performance.
◦Actual results from the October 31, 2021, annual measurement date to December 31, 2021.
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
◦Evaluating the market multiples by considering (1) the selected comparable industry grouping of publicly traded companies, (2) the selected sales of companies similar to the Company’s reporting units, and (3) the adjustments made for differences in growth prospects and risk profiles between the reporting unit and the comparable industry grouping of publicly traded companies.
◦Testing the underlying source information and mathematical accuracy of the calculations.
/s/ Deloitte & Touche LLP
Chicago, Illinois
March 1, 2022

We have served as the Company’s auditor since 2013.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Federal Signal Corporation
Oak Brook, Illinois
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Federal Signal Corporation and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated March 1, 2022, expressed an unqualified opinion on those financial statements.

As described in Management's Annual Report on Internal Control over Financial Reporting, management excluded from its assessment, the internal control over financial reporting at OSW Equipment & Repair, LLC (“OSW”), Ground Force Manufacturing LLC (“Ground Force”), and Deist Industries, Inc. (“Deist”), which were acquired on February 17, 2021, October 4, 2021, and December 30, 2021, respectively, and whose financial statements constitute approximately 4% of total assets and 4% of net sales of the consolidated financial statement amounts (excluding lease-related assets, goodwill and intangible assets, which were integrated into the Company’s control environment) as of and for the year ended December 31, 2021. Accordingly, our audit did not include the internal control over financial reporting at OSW, Ground Force, and Deist.
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
/s/ Deloitte & Touche LLP
Chicago, Illinois
March 1, 2022

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
(in millions, except per share data)	2021	2020	2019
Net sales	$1,213.2	$1,130.8	$1,221.3
Cost of sales	924.5	837.2	898.5
Gross profit	288.7	293.6	322.8
Selling, engineering, general and administrative expenses	149.2	149.2	164.4
Amortization expense	10.9	9.6	8.8
Acquisition and integration-related (benefits) expenses	(2.1)	2.1	2.5
Restructuring	—	1.3	—
Operating income	130.7	131.4	147.1
Interest expense	4.5	5.7	7.9
Pension settlement charges	10.3	—	—
Other (income) expense, net	(1.7)	1.1	0.6
Income before income taxes	117.6	124.6	138.6
Income tax expense	17.0	28.5	30.2
Income from continuing operations	100.6	96.1	108.4
Gain from discontinued operations and disposal, net of tax	—	0.1	0.1
Net income	$100.6	$96.2	$108.5
Basic earnings per share:
Earnings from continuing operations	$1.65	$1.59	$1.80
Earnings from discontinued operations and disposal, net of tax	—	0.00	0.00
Net earnings per share	$1.65	$1.59	$1.80
Diluted earnings per share:
Earnings from continuing operations	$1.63	$1.56	$1.76
Earnings from discontinued operations and disposal, net of tax	—	0.00	0.00
Net earnings per share	$1.63	$1.56	$1.76
Weighted average shares outstanding:
Basic	60.8	60.3	60.2
Diluted	61.9	61.7	61.6
See notes to consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
(in millions)	2021	2020	2019
Net income	$100.6	$96.2	$108.5
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(4.7)	8.4	1.8
Change in unrecognized net actuarial loss and prior service cost related to pension benefit plans, net of income tax expense (benefit) of $6.1, $(2.2) and $1.9, respectively	20.5	(8.0)	7.1
Change in unrealized gain or loss on interest rate swaps, net of income tax expense (benefit) of $0.6, $(1.0) and $(0.3), respectively	1.7	(3.0)	(0.7)
Total other comprehensive income (loss)	17.5	(2.6)	8.2
Comprehensive income	$118.1	$93.6	$116.7
See notes to consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31,
(in millions, except per share data)	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$40.5	$81.7
Accounts receivable, net of allowances for doubtful accounts of $2.1 and $2.9, respectively	136.0	127.0
Inventories	229.1	185.0
Prepaid expenses and other current assets	25.4	11.8
Total current assets	431.0	405.5
Properties and equipment, net	141.9	106.9
Rental equipment, net	108.4	113.3
Operating lease right-of-use assets	29.8	21.9
Goodwill	432.2	394.2
Intangible assets, net	205.7	153.5
Deferred tax assets	8.4	9.5
Deferred charges and other long-term assets	8.7	3.8
Long-term assets of discontinued operations	—	0.2
Total assets	$1,366.1	$1,208.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term borrowings and finance lease obligations	$0.6	$0.2
Accounts payable	64.8	51.6
Customer deposits	21.9	13.3
Accrued liabilities:
Compensation and withholding taxes	29.9	30.3
Current operating lease liabilities	8.8	8.2
Other current liabilities	44.4	44.7
Current liabilities of discontinued operations	—	0.1
Total current liabilities	170.4	148.4
Long-term borrowings and finance lease obligations	282.2	209.8
Long-term operating lease liabilities	22.1	15.5
Long-term pension and other post-retirement benefit liabilities	40.4	54.0
Deferred tax liabilities	53.2	53.7
Other long-term liabilities	13.8	24.5
Long-term liabilities of discontinued operations	—	0.8
Total liabilities	582.1	506.7
Stockholders’ equity:
Common stock, $1 par value per share, 90.0 shares authorized, 68.9 and 67.8 shares issued, respectively	68.9	67.8
Capital in excess of par value	256.7	240.8
Retained earnings	683.6	605.0
Treasury stock, at cost, 8.0 and 7.3 shares, respectively	(151.0)	(119.8)
Accumulated other comprehensive loss	(74.2)	(91.7)
Total stockholders’ equity	784.0	702.1
Total liabilities and stockholders’ equity	$1,366.1	$1,208.8
See notes to consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(in millions)	2021	2020	2019
Operating activities:
Net income	$100.6	$96.2	$108.5
Adjustments to reconcile net income to net cash provided by operating activities:
Net gain on discontinued operations and disposal	—	(0.1)	(0.1)
Depreciation and amortization	50.4	44.8	41.5
Deferred financing costs	0.3	0.3	0.3
Stock-based compensation expense	7.6	8.4	8.8
Pension settlement charges	10.3	—	—
Pension-related expense, net of funding	(3.8)	(6.6)	(0.1)
Changes in fair value of contingent consideration	(3.5)	(0.1)	1.0
Payments for acquisition-related activity	—	—	(3.1)
Deferred income taxes, including change in valuation allowance	(6.5)	5.8	3.3
Changes in operating assets and liabilities:
Accounts receivable	2.5	8.6	(4.7)
Inventories	(24.2)	2.5	(10.4)
Prepaid expenses and other current assets	(2.6)	(0.6)	(2.2)
Rental equipment	(15.9)	(16.9)	(35.5)
Accounts payable	6.4	(13.9)	(6.6)
Customer deposits	3.9	1.7	(5.1)
Accrued liabilities	(5.5)	(1.2)	2.8
Income taxes	(11.6)	1.3	1.3
Other	(6.6)	6.1	3.7
Net cash provided by continuing operating activities	101.8	136.3	103.4
Net cash used for discontinued operating activities	—	(0.1)	(0.3)
Net cash provided by operating activities	101.8	136.2	103.1
Investing activities:
Purchases of properties and equipment	(37.4)	(29.7)	(35.4)
Payments for acquisition-related activity	(131.8)	(5.4)	(49.6)
Other, net	0.5	0.7	0.6
Net cash used for investing activities	(168.7)	(34.4)	(84.4)
Financing activities:
Increase (decrease) in revolving lines of credit, net	70.5	(11.8)	7.4
Payments of debt financing fees	—	—	(1.0)
Purchases of treasury stock	(15.4)	(13.7)	(1.0)
Redemptions of common stock to satisfy withholding taxes related to stock-based compensation	(10.7)	(9.1)	(2.1)
Payments for acquisition-related activity	—	—	(10.3)
Cash dividends paid to stockholders	(22.0)	(19.4)	(19.3)
Proceeds from stock compensation activity	4.2	0.6	1.7
Other, net	(0.2)	—	—
Net cash provided by (used for) financing activities	26.4	(53.4)	(24.6)
Effects of foreign exchange rate changes on cash and cash equivalents	(0.7)	1.7	0.1
(Decrease) increase in cash and cash equivalents	(41.2)	50.1	(5.8)
Cash and cash equivalents at beginning of year	81.7	31.6	37.4
Cash and cash equivalents at end of year	$40.5	$81.7	$31.6
See notes to consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions, except per share data)	Common Stock Par Value	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2019	$66.4	$217.0	$432.5	$(88.5)	$(97.3)	$530.1
Net income			108.5			108.5
Total other comprehensive income					8.2	8.2
Cash dividends declared ($0.32 per share)			(19.3)			(19.3)
Impact of adoption of ASU 2016-02			6.5			6.5
Stock-based payments:
Stock-based compensation		8.1				8.1
Stock option exercises and other	0.4	3.6		(2.6)		1.4
Performance share unit transactions	0.1	(0.1)		(0.9)		(0.9)
Stock repurchase program				(1.0)		(1.0)
Balance at December 31, 2019	66.9	228.6	528.2	(93.0)	(89.1)	641.6
Net income			96.2			96.2
Total other comprehensive loss					(2.6)	(2.6)
Cash dividends declared ($0.32 per share)			(19.4)			(19.4)
Stock-based payments:
Stock-based compensation		7.8				7.8
Stock option exercises and other	0.7	4.6		(10.2)		(4.9)
Performance share unit transactions	0.2	(0.2)		(2.9)		(2.9)
Stock repurchase program				(13.7)		(13.7)
Balance at December 31, 2020	67.8	240.8	605.0	(119.8)	(91.7)	702.1
Net income			100.6			100.6
Total other comprehensive income					17.5	17.5
Cash dividends declared ($0.36 per share)			(22.0)			(22.0)
Stock-based payments:
Stock-based compensation		7.0				7.0
Stock option exercises and other	0.9	9.1		(12.0)		(2.0)
Performance share unit transactions	0.2	(0.2)		(3.8)		(3.8)
Stock repurchase program				(15.4)		(15.4)
Balance at December 31, 2021	$68.9	$256.7	$683.6	$(151.0)	$(74.2)	$784.0
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
The Company’s fiscal year ends on December 31. All references to 2021, 2020 and 2019 relate to the fiscal year unless otherwise indicated.
Basis of Presentation and Consolidation
The accompanying consolidated financial statements represent the consolidation of Federal Signal Corporation and its subsidiaries and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”).
Intercompany balances and transactions have been eliminated in consolidation. During the current year, the Company is separately presenting Amortization expense on the Consolidated Statements of Operations. Accordingly, prior-year amounts have been reclassified from Selling, engineering, general and administrative (“SEG&A”) expenses to conform to current-year presentation.
New Accounting Standards Adopted in 2021
In December 2019, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The amendments in this ASU are effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years, with early adoption permitted. The amendments should be applied on a retrospective, modified retrospective or prospective basis, depending on the area covered by the update. The Company adopted this guidance on a prospective basis effective January 1, 2021. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.
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
The Company incurs foreign currency transaction gains or losses, related to transactions that are denominated in a currency other than the functional currency, which are recognized in the Consolidated Statements of Operations as a component of Other (income) expense, net. For the years ended December 31, 2021, 2020 and 2019, the Company realized foreign currency transaction gains of $0.3 million, $0.4 million and $0.1 million, respectively.
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
Cash and Cash Equivalents
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
Properties and Equipment
Properties and equipment are stated at cost, net of accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets. Useful lives generally range from eight to 40 years for buildings and three to 15 years for machinery and equipment. Leasehold improvements are depreciated over the shorter of the remaining life of the lease or the useful life of the improvement. Depreciation expense is primarily included as a component of Cost of sales on the Consolidated Statements of Operations, with depreciation expense associated with certain assets used for administrative purposes being presented within SEG&A expenses. Depreciation expense, which includes depreciation on rental equipment, was $39.5 million, $35.2 million and $32.7 million in the years ended December 31, 2021, 2020 and 2019, respectively.
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
Goodwill
Goodwill represents the excess of the cost of an acquired business over the amounts assigned to its net assets. Goodwill is not amortized but is tested for impairment at a reporting unit level on an annual basis or more frequently if indicators of impairment exist. The Company performed its annual goodwill impairment test as of October 31, 2021.
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
In 2021 and 2020, the Company performed a combination of qualitative and quantitative impairment tests to assess the goodwill of its reporting units for potential impairment. For one reporting unit, a quantitative impairment test was performed, using a combination of the income and market approaches to determine the fair value of the reporting unit. The fair value of the reporting unit exceeded its carrying values by more than 20%, and therefore, no impairment was recognized. For its other reporting units, the Company applied the qualitative approach to assess the goodwill of its reporting units for potential impairment and concluded that it was not “more likely than not” that the fair value of the Company’s reporting units were less than their carrying values. Accordingly, further quantitative testing was not required to be performed.
In 2019, the Company applied the quantitative approach to assess the goodwill of its reporting units for potential impairment, using a combination of the income and market approaches to determine the fair value of its reporting units. The fair values of the Company’s reporting units exceeded their carrying values by more than 20% and, therefore, no impairment was recognized.
The Company had no goodwill impairments in 2021, 2020 or 2019. See Note 8 – Goodwill and Other Intangible Assets for a summary of the Company’s goodwill by segment.
Intangible Assets
Definite-lived intangible assets are amortized on a straight-line basis over the estimated useful lives and are tested for impairment if indicators exist in a manner similar to that described above for Rental Equipment.
Indefinite-lived intangible assets are tested for impairment on an annual basis at October 31, or more frequently if an event occurs or circumstances change that indicate the fair value of an indefinite-lived intangible asset could be below its carrying amount. In testing the indefinite-lived intangibles assets for potential impairment, the Company applies either a qualitative test, or a quantitative test, in accordance with ASC 350. A qualitative approach may be applied when the Company concludes that it is not “more likely than not” that the fair value of the indefinite-lived intangible assets are less than their carrying value. A quantitative impairment test consists of comparing the fair value of the indefinite-lived intangible asset with its carrying amount. An impairment loss would be recognized for the carrying amount in excess of its fair value.
In 2021, 2020 and 2019, the Company performed a combination of qualitative and quantitative impairment tests over its indefinite-lived intangible assets. The fair value of the indefinite-lived intangible assets that were quantitatively tested for impairment significantly exceeded their carrying value, and therefore, no impairment was recognized. Further, the Company concluded that it was not “more likely than not” that the fair value of indefinite-lived intangible assets that were qualitatively tested for impairment were less than the carrying amounts. Accordingly, further quantitative testing was not required to be performed.
The Company had no indefinite-lived intangible asset impairments in 2021, 2020 or 2019. See Note 8 – Goodwill and Other Intangible Assets for a summary of the Company’s intangible assets.
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

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
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
The Company also sells optional service-type warranty contracts that extend coverage beyond the initial term of the express warranty period. At the time of sale, revenue related to the service-type warranty contract is deferred and typically recognized as revenue on a straight-line basis over the life of the contract. As of December 31, 2021 and 2020, deferred revenue associated with service-type warranty contracts was $4.0 million and $4.2 million, respectively, and was included within Other current liabilities and Other long-term liabilities on the Consolidated Balance Sheets. Costs under service-type warranty contracts are expensed as incurred.
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
The weighted-average discount rate used to measure pension liabilities and costs is selected using a hypothetical portfolio of high-quality bonds that would provide the necessary cash flow to match the projected benefit payments of the plans. The discount rate represents the rate at which our benefit obligations could effectively be settled as of the year-end measurement date. The weighted-average discount rate used to measure pension liabilities increased from 2020 to 2021. See Note 11 – Pension and Other Post-Employment Plans for further discussion.
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
Research and Development
The Company invests in research to support development of new products and the enhancement of existing products and services. Expenditures for research and development by the Company were $11.4 million in 2021, $12.2 million in 2020 and $13.6 million in 2019, and are included within SEG&A expenses.

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
Under ASC 805-10, acquisition-related costs (e.g., advisory, legal, valuation and other professional fees) are not included as a component of consideration transferred, but are accounted for as expenses in the periods in which the costs are incurred. Acquisition-related costs are included as a component of Acquisition and integration-related (benefits) expenses on the Consolidated Statements of Operations.
Acquisitions Completed in 2021
During the year ended December 31, 2021, the Company completed three acquisitions. The assets and liabilities of each of the acquisitions have been consolidated into the Company’s Consolidated Balance Sheet as of December 31, 2021, and the results

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
of operations of each of the acquisitions have been included in the Consolidated Statement of Operations, within the Environmental Solutions Group, from their respective acquisition dates through December 31, 2021. Collectively, these acquisitions generated net sales and operating income of $44.3 million and $0.6 million, respectively, during the year ended December 31, 2021. All of the acquisitions were accounted for as business combinations in accordance with ASC 805.
Acquisition of Deist
On December 30, 2021, the Company completed the acquisition of substantially all of the assets and operations of each of Deist Industries, Inc.; Bucks Fabricating, LLC; Roll-Off Parts, LLC and Switch-N-Go, LLC (collectively, “Deist”). Deist designs, manufactures and sells interchangeable truck body systems for class 3-7 vehicles in the work truck industry and a full line of waste hauling products, including front/rear loading containers and specialty roll-off containers. The Company expects that the Deist acquisition will strengthen its specialty vehicle market position by expanding its geographic footprint and enhancing its portfolio of dump truck body and trailer product offerings.
The initial cash consideration paid by the Company to acquire Deist was approximately $36.5 million, inclusive of certain preliminary closing adjustments and a payment of $4.1 million to acquire Deist’s manufacturing facilities. In addition, there is a contingent earn-out payment of up to $7.5 million, based upon the achievement of certain financial targets over a specified performance period. Any additional closing adjustments are expected to be finalized before the end of the second quarter of 2022.
As of December 31, 2021, the Company’s purchase price allocation reflects various provisional estimates that were based on the information that was available as of the acquisition date and the filing date of this Form 10-K. The Company believes that information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed; however, the determination of those fair values is not yet finalized. Thus, the preliminary measurements of fair value set forth in the table below are subject to change during the measurement period as valuations are finalized. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practicable, but not more than one year from the acquisition date.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
The following table summarizes the preliminary fair value of assets acquired and liabilities assumed as of the acquisition date:

(in millions)
Purchase price, inclusive of preliminary adjustment for working capital and other post-closing items (a)	$36.5
Estimated fair value of additional consideration (b)	2.0
Total consideration	38.5

Accounts receivable	5.1
Inventories	8.9
Prepaid expenses and other current assets	0.2
Properties and equipment	8.5
Customer relationships (c)	10.0
Trade names (d)	6.1
Other intangible assets	0.3
Accounts payable	(1.8)
Accrued liabilities	(3.3)
Customer deposits	(0.6)
Net assets acquired	33.4

Goodwill (e)	$5.1
Purchase price, inclusive of preliminary adjustment for working capital and other post-closing items (a)
(a)    The initial purchase price, which is subject to certain post-closing adjustments, including working capital, was funded through existing cash and borrowings under the Company’s revolving credit facility.
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
(e)    Goodwill, which is tax-deductible, has been allocated to the Environmental Solutions Group on the basis that the synergies identified will primarily benefit this segment.
Acquisition of Ground Force
On October 4, 2021, the Company completed the acquisition of substantially all of the assets and operations of Ground Force Manufacturing LLC (“Ground Force”). Ground Force is a leading manufacturer of specialty material handling vehicles that support the extraction of metals. The Company expects that the Ground Force acquisition will further bolster its position as an industry leading diversified industrial manufacturer of specialized vehicles for maintenance and infrastructure markets with leading brands of premium, value-adding products, and a strong supporting aftermarket platform.
The initial cash consideration paid by the Company to acquire Ground Force was approximately $43.1 million, inclusive of certain preliminary closing adjustments. Any additional closing adjustments are expected to be finalized during the first quarter of 2022.
As of December 31, 2021, the Company’s purchase price allocation reflects various provisional estimates that were based on the information that was available as of the acquisition date and the filing date of this Form 10-K. The Company believes that information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed; however, the determination of those fair values is not yet finalized. Thus, the preliminary measurements of fair value set forth in the table below are subject to change during the measurement period as valuations are finalized. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practicable, but not more than one year from the acquisition date.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
The following table summarizes the preliminary fair value of assets acquired and liabilities assumed as of the acquisition date:

(in millions)
Purchase price, inclusive of preliminary adjustment for working capital and other post-closing items (a)	$43.1
Total consideration	43.1

Accounts receivable	3.4
Inventories	3.9
Prepaid expenses and other current assets	0.3
Properties and equipment	1.3
Operating lease right-of-use assets	3.0
Customer relationships (b)	16.3
Trade names (c)	10.0
Other intangible assets	0.4
Operating lease liabilities	(3.0)
Accounts payable	(1.8)
Accrued liabilities	(0.7)
Customer deposits	(3.3)
Net assets acquired	29.8

Goodwill (d)	$13.3
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
(d)    Goodwill, which is tax-deductible, has been allocated to the Environmental Solutions Group on the basis that the synergies identified will primarily benefit this segment.
In connection with the acquisition of Ground Force, the Company entered into a lease agreement for a facility owned by an entity affiliated with the sellers of Ground Force. The agreement includes an initial term of five years, with options to renew, and an annual rent that is considered market-based. During the year ended December 31, 2021, total rent paid under this agreement was approximately $0.2 million, and the total lease liability as of December 31, 2021 was $2.9 million.
Acquisition of OSW
On February 17, 2021, the Company completed the acquisition of all of the outstanding equity of OSW Equipment & Repair, LLC, a leading manufacturer of dump truck bodies and custom upfitter of truck equipment and trailers. The acquisition also includes OSW’s wholly-owned subsidiaries, Northend Truck Equipment, LLC and Western Truck Body Mfg. ULC (collectively “OSW”). The Company expects that the OSW acquisition will strengthen its specialty vehicle market position by expanding its geographic footprint and enhancing its portfolio of dump truck body and trailer product offerings.
The initial cash consideration paid by the Company to acquire OSW was approximately $53.2 million, inclusive of an adjustment for working capital and a preliminary adjustment for other post-closing items. The remaining post-closing adjustments are expected to be finalized during 2022.
As of December 31, 2021, the Company’s purchase price allocation reflects various provisional estimates that were based on the information that was available as of the acquisition date and the filing date of this Form 10-K. The Company believes that information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed; however, the determination of those fair values is not yet finalized. Thus, the preliminary measurements of fair value set forth in the table below are subject to change during the measurement period as valuations are finalized. The Company expects to finalize the valuation and complete the purchase price allocation during the first quarter of 2022.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
The following table summarizes the preliminary fair value of assets acquired and liabilities assumed as of the acquisition date:

(in millions)
Purchase price, inclusive of adjustment for working capital and preliminary adjustment for other post-closing items (a)	$53.2
Total consideration	53.2

Cash	1.3
Accounts receivable	3.5
Inventories	8.3
Prepaid expenses and other current assets	0.7
Properties and equipment	5.8
Operating lease right-of-use assets	12.3
Customer relationships (b)	11.3
Trade names (c)	8.4
Other intangible assets	0.2
Operating lease liabilities	(12.3)
Accounts payable	(3.8)
Accrued liabilities	(1.9)
Customer deposits	(0.8)
Finance lease obligations	(1.7)
Net assets acquired	31.3

Goodwill (d)	$21.9
(a)    The purchase price was funded through existing cash and borrowings under the Company’s revolving credit facility. The purchase price includes a working capital adjustment of $0.2 million, which was received in January 2022, and remains subject to change based on the finalization of certain other post-closing adjustments, which are expected to be resolved during 2022.
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
In connection with the acquisition of OSW, the Company entered into a lease agreement for a facility owned by an entity affiliated with the sellers of OSW. The agreement includes an initial term of 10 years, with options to renew, and an annual rent that is considered market-based. During the year ended December 31, 2021, total rent paid under this agreement to such entity, which is owned by individuals, certain of whom are now employees of the Company, was approximately $0.8 million, and the total lease liability as of December 31, 2021 was $9.3 million.
Unaudited Pro Forma Financial Information
The following table presents the unaudited pro forma combined net sales of the Company, OSW, Ground Force and Deist for the years ended December 31, 2021 and 2020, assuming the transactions occurred on January 1, 2020. Pro forma combined income from continuing operations and pro forma diluted earnings per share are not presented, as they would not be materially different from the results reported for the years ended December 31, 2021 and 2020.

	For the Years Ended December 31,
(in millions)	2021	2020
Net sales	$1,287.7	$1,229.1
The unaudited pro forma financial information is presented for informational purposes only and is not intended to represent or be indicative of the consolidated results of operations of the Company that would have been reported had the acquisitions been completed as of the beginning of the periods presented, and should not be taken as being representative of the future consolidated results of operations of the Company.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
Acquisitions Completed in 2020 and 2019
Acquisition of Public Works Equipment and Supply, Inc.
On June 12, 2020, the Company acquired certain assets and operations of Public Works Equipment and Supply, Inc. (“PWE”), a distributor of maintenance and infrastructure equipment covering North Carolina, South Carolina and parts of Tennessee. The acquisition included cash consideration of $6.2 million, which included a payment to acquire certain inventory and fixed assets at closing. As the acquisition closed on June 12, 2020, the assets and liabilities of PWE have been consolidated into the Company’s Consolidated Balance Sheet as of December 31, 2021, and the post-acquisition results of operations have been included in the Consolidated Statements of Operations, within the Environmental Solutions Group.
The assets acquired and liabilities assumed in the PWE acquisition have been measured at their fair values at the acquisition date, resulting in $2.5 million of goodwill, which is deductible for tax purposes. The Company’s purchase price allocation was finalized during the year ended December 31, 2020.
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
Acquisition of Mark Rite Lines Equipment Company, Inc.
On July 1, 2019, the Company completed the acquisition of substantially all of the assets and operations of Mark Rite Lines Equipment Company, Inc. (“MRL”), a U.S. manufacturer of truck-mounted and ride-on road-marking and line-removal equipment, including its wholly-owned subsidiary HighMark Traffic Services, Inc. The Company expects that MRL will provide an efficient entry into a new line of product offerings and access to new markets. As the acquisition closed on July 1, 2019, the assets and liabilities of MRL have been consolidated into the Consolidated Balance Sheet as of December 31, 2021, while the post-acquisition results of operations have been included in the Consolidated Statements of Operations, within the Environmental Solutions Group.
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
(b)    Represents the estimated fair value of the contingent earn-out payment as of the acquisition date. Changes in the estimated fair value of the contingent earn-out payment subsequent to the completion of the Company’s purchase price allocation have been included as a component of Acquisition and integration-related (benefits) expenses on the Consolidated Statements of Operations. See Note 18 – Fair Value Measurements for discussion of the methodology used to determine the fair value of the contingent earn-out payment.
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

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
Unaudited Pro Forma Financial Information
The following table presents the unaudited pro forma combined net sales of the Company and MRL for the years ended December 31, 2019 and 2018, assuming the transaction occurred on January 1, 2018. Pro forma combined income from continuing operations and pro forma diluted earnings per share are not presented, as they would not be materially different from the results reported for the years ended December 31, 2019 and 2018.

	For the Years Ended December 31,
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
During the years ended December 31, 2021, 2020 and 2019, the Company’s Environmental Solutions recorded net sales of $4.2 million, $1.3 million and $3.3 million respectively, relating to products sold to Ingenieria Y Servicios Orbitec SPA, an entity which is majority-owned by affiliates of the former owners of Joe Johnson Equipment, Inc. and Joe Johnson Equipment (USA), Inc. (collectively, “JJE”).

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
Information relating to the disaggregation of Net sales by geographic region, based on the location of the end-customer, is included in Note 17 – Segment Information. The following table presents the Company’s Net sales disaggregated by major product line:

	For the Years Ended December 31,
(in millions)	2021	2020	2019
Environmental Solutions
Vehicles and equipment (a)	$764.3	$719.3	$788.7
Parts	150.3	129.4	132.8
Rental income (b)	44.7	36.6	46.2
Other (c)	44.7	30.5	25.2
Total net sales	1,004.0	915.8	992.9
Safety and Security Systems
Public safety and security equipment	126.1	132.6	133.5
Industrial signaling equipment	53.9	50.8	59.3
Warning systems	29.2	31.6	35.6
Total net sales	209.2	215.0	228.4
Total net sales	$1,213.2	$1,130.8	$1,221.3
(a)    Includes net sales from the sale of new and used vehicles and equipment, including sales of rental equipment.
(b)    Represents revenues from vehicle and equipment lease arrangements with customers, recognized in accordance with Topic 842.
(c)    Primarily includes revenues from services such as maintenance and repair work and the sale of extended warranty contracts.
Contract Balances
The Company recognizes contract liabilities when cash payments, such as customer deposits, are received in advance of the Company’s satisfaction of the related performance obligations. Contract liabilities are recognized as Net sales when the related performance obligations are satisfied, which generally occurs within three to six months of the cash receipt. Contract liability balances are not materially impacted by any other factors. The Company’s contract liabilities were $25.3 million and $17.0 million, as of December 31, 2021 and 2020, respectively. Contract assets, such as unbilled receivables, were not material as of any of the periods presented herein.
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
In connection with acquisitions completed in recent years, the Company has entered into certain lease agreements for facilities owned by affiliates of the sellers. All lease agreements contain an annual rent that is considered to be market-based. Total rent paid under these arrangements was $2.5 million, $1.5 million and $0.8 million during the years ended December 31, 2021, 2020

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
and 2019, respectively. The Company’s total lease liabilities under these agreements were $17.3 million and $4.7 million as of December 31, 2021 and 2020, respectively.
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
The following table summarizes the Company’s total lease costs and supplemental cash flow information arising from operating lease transactions:

(in millions)	For the Years Ended December 31,
	2021	2020	2019
Total operating lease costs (a)	$14.9	$13.3	$12.6

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	10.7	9.2	8.6
(a)     Includes short-term leases and variable lease costs.
The following table summarizes the components of lease right-of-use assets and liabilities:

(in millions)	2021	2020	Affected Line Item in Consolidated Balance Sheets
Assets
Operating lease right-of-use assets	$29.8	$21.9	Operating lease right-of-use assets
Finance lease right-of-use assets	2.0	0.6	Properties and equipment, net
Total lease right-of-use assets	$31.8	$22.5

Liabilities
Current:
Operating leases	$8.8	$8.2	Current operating lease liabilities
Finance leases	0.6	0.2	Current portion of long-term borrowings and finance lease obligations
Noncurrent:
Operating leases	22.1	15.5	Long-term operating lease liabilities
Finance leases	1.5	0.4	Long-term borrowings and finance lease obligations
Total lease liabilities	$33.0	$24.3
The weighted-average remaining lease terms and discount rates of the Company’s operating leases were as follows:

	2021	2020
Weighted-average remaining lease term of operating leases	5.1 years	3.3 years
Weighted-average discount rate of operating leases	2.5%	3.5%

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
Maturities of operating lease liabilities as of December 31, 2021 were as follows:

(in millions)
2022	$9.5
2023	7.3
2024	4.8
2025	3.2
2026	2.6
Thereafter	5.3
Total lease payments	32.7
Less: Imputed interest	1.8
Present value of operating lease liabilities	$30.9
NOTE 5 — INVENTORIES
The following table summarizes the components of inventories:

(in millions)	2021	2020
Finished goods	$87.9	$95.3
Raw materials	116.4	76.6
Work in process	24.8	13.1
Total inventories (a)	$229.1	$185.0
(a)    Amounts at December 31, 2021 include inventories acquired in the acquisitions of OSW, Ground Force and Deist - see Note 2 - Acquisitions.
NOTE 6 — PROPERTIES AND EQUIPMENT, NET
The following table summarizes the components of properties and equipment, net:

(in millions)	2021	2020
Land	$8.5	$4.8
Buildings and improvements	82.8	63.3
Machinery and equipment	202.2	175.0
Total property and equipment, at cost	293.5	243.1
Less: Accumulated depreciation	151.6	136.2
Properties and equipment, net (a)	$141.9	$106.9
(a)    Amounts at December 31, 2021 include properties and equipment acquired in the acquisitions of OSW, Ground Force and Deist - see Note 2 - Acquisitions.
On December 22, 2021, the Company completed the acquisition of its Elgin, Illinois manufacturing facility for $19.8 million. The Company had previously leased the facility under a lease that was due to expire at the end of June 2023.
NOTE 7 — RENTAL EQUIPMENT, NET
The following table summarizes the components of rental equipment, net:

(in millions)	2021	2020
Rental equipment	$152.2	$156.8
Less: Accumulated depreciation	43.8	43.5
Rental equipment, net	$108.4	$113.3
Rental income associated with the Company’s equipment rental activity, which is included as a component of Net sales on the Consolidated Statements of Operations, totaled $44.7 million in 2021, $36.6 million in 2020 and $46.2 million in 2019.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
NOTE 8 — GOODWILL AND OTHER INTANGIBLE ASSETS
The following table summarizes the carrying amount of goodwill and changes in the carrying amount of goodwill, by segment:

(in millions)	Environmental Solutions	Safety & Security Systems	Total
Balance at December 31, 2019	$277.3	$111.5	$388.8
Acquisitions	2.5	—	2.5
Translation adjustments	0.1	2.8	2.9
Balance at December 31, 2020	279.9	114.3	394.2
Acquisitions	40.3	—	40.3
Translation adjustments	—	(2.3)	(2.3)
Balance at December 31, 2021	$320.2	$112.0	$432.2
The following table summarizes the gross carrying amount and accumulated amortization of intangible assets for each major class of intangible assets:

	2021			2020
(in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Definite-lived intangible assets:
Customer relationships (a)	$146.2	$(39.8)	$106.4	$108.6	$(29.6)	$79.0
Other (a)	5.3	(2.9)	2.4	4.4	(2.3)	2.1
Total definite-lived intangible assets	151.5	(42.7)	108.8	113.0	(31.9)	81.1
Indefinite-lived intangible assets:
Trade names	96.9	—	96.9	72.4	—	72.4
Total indefinite-lived intangible assets	96.9	—	96.9	72.4	—	72.4
Total intangible assets	$248.4	$(42.7)	$205.7	$185.4	$(31.9)	$153.5
(a)    Average useful life of customer relationships and other definite-lived intangible assets are estimated to be approximately 12 years and seven years, respectively. The average useful life across all definite-lived intangible assets is estimated to be approximately 12 years.
The Company currently estimates that aggregate amortization expense will be approximately $12.9 million in 2022, $12.7 million in 2023, $12.7 million in 2024, $12.5 million in 2025, $12.3 million in 2026 and $45.7 million thereafter. Actual amounts of amortization may differ from estimated amounts due to additional intangible asset acquisitions, changes in foreign currency rates, measurement period adjustments for recent acquisitions, impairment of intangible assets and other events.
NOTE 9 — DEBT
The following table summarizes the components of Long-term borrowings and finance lease obligations:

(in millions)	2021	2020
2019 Credit Agreement	$280.7	$209.4
Finance lease obligations (a)	2.1	0.6
Total long-term borrowings and finance lease obligations, including current portion	282.8	210.0
Less: Current finance lease obligations	0.6	0.2
Total long-term borrowings and finance lease obligations	$282.2	$209.8
(a)    Amounts at December 31, 2021 include finance lease obligations acquired in the acquisition of OSW - see Note 2 - Acquisitions.
As more fully described within Note 18 – Fair Value Measurements, the Company uses a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The fair value of long-term debt is based on interest rates that we believe are currently available to us for issuance of debt with similar terms and remaining maturities (Level 2 input).

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
The following table summarizes the carrying amounts and fair values of the Company’s financial instruments:

	2021		2020
(in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value
Long-term borrowings (a)	$282.8	$282.8	$210.0	$210.0
(a)    Long-term borrowings include current portions of finance lease obligations of $0.6 million and $0.2 million as of December 31, 2021 and 2020, respectively.
On July 30, 2019, the Company entered into the Second Amended and Restated Credit Agreement (as amended, the “2019 Credit Agreement”), by and among the Company (the “U.S. Borrower”) and certain of its foreign subsidiaries (collectively, the “Borrowers”), Wells Fargo Bank, National Association, as administrative agent, swingline lender and issuing lender, JPMorgan Chase Bank, N.A. as syndication agent, and the other lenders and parties signatory thereto.
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
Borrowings under the 2019 Credit Agreement bear interest, at the Company’s option, at a base rate or a Eurocurrency or SONIA daily rate (as each is defined in the 2019 Credit Agreement), plus, in each case, an applicable margin. The applicable margin ranges from zero to 0.75% for base rate borrowings and 1.00% to 1.75% for Eurocurrency or SONIA daily rate borrowings. The Company must also pay a commitment fee to the lenders ranging between 0.10% to 0.25% per annum on the unused portion of the $500 million revolving credit facility along with other standard fees. Letter of credit fees are payable on outstanding letters of credit in an amount equal to the applicable Eurocurrency or SONIA daily rate margin plus other customary fees.
The Company is subject to certain net leverage ratio and interest coverage ratio financial covenants under the 2019 Credit Agreement that are to be measured at each fiscal quarter-end. The Company was in compliance with all such covenants as of December 31, 2021. The 2019 Credit Agreement also includes a series of “covenant holiday” periods, which allow for the temporary increase of the minimum net leverage ratio following the completion of a permitted acquisition, or a series of acquisitions, when the aggregate consideration over a period of twelve months exceeds $75 million. In addition, the 2019 Credit Agreement includes customary negative covenants, subject to certain exceptions, restricting or limiting the Company’s and its subsidiaries’ ability to, among other things: (i) make non-ordinary course dispositions of assets; (ii) make certain fundamental business changes, such as mergers, consolidations or any similar combination; (iii) make restricted payments, including dividends and stock repurchases; (iv) incur indebtedness; (v) make certain loans and investments; (vi) create liens; (vii) transact with affiliates; (viii) enter into sale/leaseback transactions; (ix) make negative pledges; and (x) modify subordinated debt documents.
Under the 2019 Credit Agreement, restricted payments, including dividends and stock repurchases, shall be permitted if (i) the Company’s leverage ratio is less than or equal to 3.25; (ii) the Company is in compliance with all other financial covenants; and (iii) there are no existing defaults under the 2019 Credit Agreement. If its leverage ratio is more than 3.25, the Company is still permitted to fund (i) up to $35 million of dividend payments and stock repurchases in any fiscal year; and (ii) an incremental $50 million of other cash payments in the aggregate during the term of the 2019 Credit Agreement.
The 2019 Credit Agreement contains customary events of default. If an event of default occurs and is continuing, the Borrowers may be required immediately to repay all amounts outstanding under the 2019 Credit Agreement and the commitments from the lenders may be terminated.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
On December 23, 2021, the Company entered into the First Amendment to the 2019 Credit Agreement. The amendment was largely administrative in nature, including certain language to address the pending transition from LIBOR. There were no changes to the term or the Company’s borrowing capacity under the 2019 Credit Agreement.
As of December 31, 2021, there was $280.7 million of cash drawn and $10.1 million of undrawn letters of credit under the 2019 Credit Agreement, with $209.2 million of net availability for borrowings.
The following table summarizes the gross borrowings and gross payments under the Company’s revolving credit facilities:

	For the Years Ended December 31,
(in millions)	2021	2020	2019
Gross borrowings	$214.0	$82.6	$84.0
Gross payments	143.5	94.4	76.6
Aggregate maturities of total borrowings due amount to approximately $0.6 million in 2022, $0.5 million in 2023, $281.2 million in 2024 and $0.5 million in 2025. The weighted average interest rate on long-term borrowings was 1.5% at December 31, 2021.
The Company paid interest of $3.9 million in 2021, $5.4 million in 2020 and $7.8 million in 2019.
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
At December 31, 2021 and 2020, the fair value of the Swap was a liability of $0.7 million and $3.0 million, respectively, which was included in Other long-term liabilities on the Consolidated Balance Sheets. During the year ended December 31, 2021, an unrealized pre-tax gain of $2.3 million was recorded in Accumulated other comprehensive loss, whereas during the years ended December 31, 2020, and 2019, unrealized pre-tax losses of $3.9 million and $1.0 million, respectively, were recorded in Accumulated other comprehensive loss.
NOTE 10 — INCOME TAXES
The following table summarizes the income tax expense from continuing operations:

	For the Years Ended December 31,
(in millions)	2021	2020	2019
Current tax expense (benefit):
Federal	$14.7	$16.4	$20.7
Foreign	5.0	1.4	0.4
State and local	4.0	5.1	6.0
Total current tax expense	23.7	22.9	27.1
Deferred tax expense (benefit):
Federal	0.4	2.7	2.8
Foreign	1.5	3.1	2.2
State and local	(8.6)	(0.2)	(1.9)
Total deferred tax (benefit) expense	(6.7)	5.6	3.1
Total income tax expense	$17.0	$28.5	$30.2

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
The following table summarizes the differences between the statutory federal income tax rate and the effective income tax rate from continuing operations:

	For the Years Ended December 31,
	2021	2020	2019
Statutory federal income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	3.4	3.5	3.2
Valuation allowance	(2.9)	0.1	(0.6)
Remeasurement of deferred taxes	(2.8)	—	—
Tax reserves	0.1	(0.1)	(0.4)
Tax credits	(0.4)	(0.3)	(0.4)
Foreign tax rate effects	1.2	0.8	0.4
Excess tax benefits from stock compensation activity	(4.8)	(2.9)	(1.2)
Other, net	(0.3)	0.8	(0.2)
Effective income tax rate	14.5%	22.9%	21.8%
The following table summarizes income before income taxes from continuing operations:

	For the Years Ended December 31,
(in millions)	2021	2020	2019
U.S.	$94.8	$107.4	$126.0
Non-U.S.	22.8	17.2	12.6
Income before income taxes	$117.6	$124.6	$138.6
Summary
The Company recognized income tax expense of $17.0 million for the year ended December 31, 2021, compared to $28.5 million for the year ended December 31, 2020. The reduction in income tax expense in the current year was primarily due to the recognition of a $3.4 million tax benefit associated with the release of state valuation allowances and a $3.3 million tax benefit associated with the remeasurement of deferred taxes for changes in state tax apportionment, both of which primarily resulted from a change in tax status and other tax planning activities executed during the year, a $2.0 million increase in excess tax benefits from stock compensation activity and the effects of lower pre-tax earnings. Including these items, the Company’s effective tax rate for the year ended December 31, 2021 was 14.5%, compared to 22.9% in 2020.
The Company recognized income tax expense of $28.5 million for the year ended December 31, 2020, compared to $30.2 million for the year ended December 31, 2019. The reduction in income tax expense in 2020 was primarily due to lower earnings and a $1.9 million increase in excess tax benefits from stock compensation activity, partially offset by the non-recurrence of a $0.8 million tax benefit from the release of state deferred tax valuation allowance recognized in 2019. The Company’s effective tax rate for the year ended for the year ended December 31, 2020 was 22.9%, compared to 21.8% in 2019.
The Company paid income taxes of $35.5 million in 2021, $22.3 million in 2020 and $25.7 million in 2019.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
Deferred Taxes
The following table summarizes deferred income tax assets and liabilities of the Company’s continuing operations:

(in millions)	2021	2020
Deferred tax assets:
Properties and equipment	$2.8	$2.6
Accrued expenses	24.7	27.5
Stock-based compensation	3.3	3.7
Net operating loss and tax credit carryforwards	19.4	21.0
Goodwill and intangibles	1.8	1.7
Pension benefits	15.1	21.8
Gross deferred tax assets	67.1	78.3
Valuation allowance	(5.1)	(8.8)
Total deferred tax assets	62.0	69.5
Deferred tax liabilities:
Properties and equipment	(31.2)	(32.5)
Pension benefits	(9.2)	(12.1)
Goodwill and intangibles	(64.4)	(67.8)
Other	(1.9)	(1.2)
Gross deferred tax liabilities	(106.7)	(113.6)
Net deferred tax liabilities	$(44.7)	$(44.1)
The deferred tax asset for tax loss and tax credit carryforwards at December 31, 2021 includes state net operating loss carryforwards of $6.5 million and state income tax credits of $0.3 million, both of which will begin to expire in 2022, foreign net operating loss carryforwards of $9.8 million, which will begin to expire in 2025, and U.S. foreign tax credits of $2.8 million, which will begin to expire in 2023.
The deferred tax asset for tax loss and tax credit carryforwards at December 31, 2020, included state net operating loss carryforwards of $6.6 million, state income tax credits of $0.2 million, foreign net operating loss carryforwards of $11.1 million, and U.S. foreign tax credits of $3.1 million.
The $62.0 million of deferred tax assets at December 31, 2021, for which no valuation allowance is recorded, is anticipated to be realized through future taxable income or the future reversal of existing taxable temporary differences recorded as deferred tax liabilities at December 31, 2021. Should the Company determine that it is not more-likely-than-not to be able to realize its remaining deferred tax assets in the future, an adjustment to the valuation allowance would be recorded in the period such determination is made.
Generally, the Company has considered cash and cash equivalents held by subsidiaries outside the U.S. to be indefinitely reinvested in its foreign operations and the Company’s current plans do not demonstrate a need to repatriate such cash to fund U.S. operations. However, in the event that these funds were needed to fund U.S. operations or to satisfy U.S. obligations, they generally could be repatriated. The repatriation of these funds may cause the Company to incur additional U.S. income tax expense, dependent on income tax laws and other circumstances at the time any such amounts were repatriated. As of December 31, 2021, the Company continues to assert that its undistributed earnings of certain foreign subsidiaries are indefinitely reinvested. It is not practicable to determine the income tax liability that would be payable if such earnings were not permanently reinvested.
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

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
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
During the year ended December 31, 2021, the total valuation allowance recorded against the Company’s deferred tax assets decreased by $3.7 million, primarily due to the aforementioned release of state valuation allowances. At December 31, 2021, the total valuation allowance recorded against the Company’s deferred tax assets was $5.1 million, comprised of a $1.0 million valuation allowance recorded against state net operating loss carryforwards, a $2.8 million valuation allowance recorded against U.S. foreign tax credits, a $1.2 million valuation allowance recorded against foreign net deferred tax assets, and a $0.1 million valuation allowance recorded against other deferred tax assets.
Unrecognized Tax Benefits
The following table summarizes the activity related to the Company’s unrecognized tax benefits:

(in millions)	2021	2020	2019
Balance at January 1	$1.2	$1.3	$1.6
Increases related to current year tax	0.1	—	—
Increases from prior period positions	—	—	0.2
Decreases from settlements with tax authorities	—	—	(0.2)
Decreases due to lapse of statute of limitations	(0.1)	(0.1)	(0.3)
Balance at December 31	$1.2	$1.2	$1.3
The Company’s accounting policy is to recognize interest and penalties related to income tax matters in income tax expense. At each of December 31, 2021 and 2020, accruals for interest and penalties amounting to $0.4 million, are included in the Consolidated Balance Sheets but are not included in the table above. At December 31, 2021 and 2020, liabilities for unrecognized tax benefits, including interest and penalties of $1.6 million and $1.5 million, respectively, were included within Other long-term liabilities on the Consolidated Balance Sheets. At each of December 31, 2021 and 2020, unrecognized tax benefits of $0.1 million, were included as a component of Deferred tax liabilities on the Consolidated Balance Sheets.
All of the unrecognized tax benefits of $1.2 million at each of December 31, 2021 and 2020, would impact our annual effective tax rate, if recognized. We do not expect any significant change to our unrecognized tax benefits as a result of potential expiration of statute of limitations or settlements with tax authorities within the next twelve months.
Status of Tax Returns
We file U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2018 through 2020 tax years generally remain subject to examination by federal tax authorities, whereas the 2017 through 2020 tax years generally remain subject to examination by most state tax authorities. In significant foreign jurisdictions, the tax years from 2017 through 2020 generally remain subject to examination by their respective tax authorities.
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

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
On November 5, 2021, the Company purchased a group annuity contract from an insurance company, under which approximately $25 million of the projected benefit obligation of the U.S. benefit plan was transferred to the insurance company. In this transaction, the insurance company assumed responsibility for pension benefits and administration for approximately 800 retirees or their beneficiaries. The transaction was funded on November 15, 2021 with existing assets of the U.S. benefit plan. As a result, the Company recognized a pension settlement charge of $10.3 million in the year ended December 31, 2021.
The following table summarizes net periodic pension expense (benefit) for the U.S. and non-U.S. benefit plans:

	U.S. Benefit Plan			Non-U.S. Benefit Plan
	For the Years Ended December 31,			For the Years Ended December 31,
(in millions)	2021	2020	2019	2021	2020	2019
Company-sponsored plans:
Service cost	$—	$—	$—	$0.2	$0.2	$0.2
Interest cost	4.9	5.8	6.8	0.7	1.0	1.4
Expected return on plan assets	(9.6)	(9.2)	(8.7)	(2.0)	(1.9)	(2.0)
Amortization of prior service costs	—	—	—	0.2	0.1	0.1
Amortization of actuarial losses	3.9	3.2	2.6	0.8	0.5	0.7
Settlement charges	10.3	—	—	—	—	—
Net periodic pension expense (benefit)	$9.5	$(0.2)	$0.7	$(0.1)	$(0.1)	$0.4
The items that comprise Net periodic pension expense (benefit), other than service cost and settlement charges, are included as a component of Other (income) expense, net on the Consolidated Statements of Operations.
The following table summarizes the weighted-average assumptions used in determining pension costs:

	U.S. Benefit Plan			Non-U.S. Benefit Plan
	For the Years Ended December 31,			For the Years Ended December 31,
	2021	2020	2019	2021	2020	2019
Discount rate	2.8%	3.5%	4.4%	1.3%	2.0%	2.8%
Expected long-term rate of return on plan assets	7.4%	7.4%	7.0%	3.5%	3.6%	4.2%
The following table summarizes the changes in the projected benefit obligation and plan assets:

	U.S. Benefit Plan		Non-U.S. Benefit Plan
(in millions)	2021	2020	2021	2020
Benefit obligation, beginning of year	$180.2	$169.4	$57.6	$52.3
Service cost	—	—	0.2	0.2
Interest cost	4.9	5.8	0.7	1.0
Actuarial loss	(8.4)	15.2	(1.8)	5.1
Benefits and expenses paid	(9.3)	(10.2)	(3.4)	(3.0)
Settlement payments	(25.4)	—	—	—
Amendments	—	—	—	0.2
Foreign currency translation	—	—	(0.5)	1.8
Benefit obligation, end of year	$142.0	$180.2	$52.8	$57.6
Accumulated benefit obligation, end of year	$142.0	$180.2	$52.8	$57.6

The following table summarizes the weighted-average assumptions used in determining benefit obligations:

	U.S. Benefit Plan		Non-U.S. Benefit Plan
	2021	2020	2021	2020
Discount rate	3.1%	2.8%	1.8%	1.3%

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
The following summarizes the changes in the fair value of plan assets:

	U.S. Benefit Plan		Non-U.S. Benefit Plan
(in millions)	2021	2020	2021	2020
Fair value of plan assets, beginning of year	$142.5	$131.6	$57.4	$55.2
Actual return on plan assets (a)	10.5	16.1	1.9	2.2
Company contribution	1.9	5.0	1.2	1.3
Benefits and expenses paid	(9.3)	(10.2)	(3.4)	(3.0)
Settlement payments	(25.4)	—	—	—
Foreign currency translation	—	—	(0.6)	1.7
Fair value of plan assets, end of year	$120.2	$142.5	$56.5	$57.4
(a)    Actual return on plan assets of the U.S. benefit plan for the years ended December 31, 2021 and 2020, was net of fees, commissions and other expenses paid from plan assets of $2.2 million and $2.0 million, respectively.
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
•Fixed income investments include corporate bonds and asset-backed securities. Corporate bonds are valued based on quoted market prices in active markets or other readily observable market data. Asset-backed securities are valued using models with readily observable data as inputs.
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

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

The following summarizes the Company’s pension assets in a three-tier fair value hierarchy for its benefit plans:

	U. S. Benefit Plan
	2021				2020
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$3.6	$—	$—	$3.6	$4.4	$—	$—	$4.4
Equity investments:
U.S. Large Cap	14.2	0.1	—	14.3	36.3	—	—	36.3
U.S. Small and Mid Cap	17.5	—	—	17.5	24.6	—	—	24.6
Developed international	7.0	3.1	—	10.1	10.2	9.5	—	19.7
Emerging markets	2.6	1.3	—	3.9	9.7	2.2	—	11.9
Fixed income investments:
Government securities	3.8	—	—	3.8	4.9	—	—	4.9
Asset-backed securities	—	0.3	—	0.3	—	3.8	—	3.8
Corporate bonds	—	66.2	—	66.2	—	31.3	—	31.3
Mutual funds	—	—	—	—	5.0	—	—	5.0
Other investments:
Real estate	—	—	—	—	0.4	—	—	0.4
Total assets at fair value (a)	$48.7	$71.0	$—	$119.7	$95.5	$46.8	$—	$142.3
(a)     Total assets at fair value in the table above exclude a net receivable of $0.5 million and $0.2 million at December 31, 2021 and 2020, respectively.

	Non-U. S. Benefit Plan
	2021				2020
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$0.8	$4.6	$—	$5.4	$0.4	$7.0	$—	$7.4
Diversified investment funds (a)	—	23.3	—	23.3	—	29.6	—	29.6
Fixed income investments:
Asset-backed securities	—	18.1	—	18.1	—	—	—	—
Corporate bonds	—	5.1	—	5.1	—	15.9	—	15.9
Other investments:
Insurance-linked securities	—	—	4.6	4.6	—	—	4.5	4.5
Total assets at fair value	$0.8	$51.1	$4.6	$56.5	$0.4	$52.5	$4.5	$57.4
(a)     These funds primarily invest in a diversified portfolio of equity securities and fixed income securities.
The Company maintains a structured investment strategy for its U.S. and non-U.S. benefit plans, which are designed to achieve certain target asset allocations depending on the plans’ relative funded status.
As of December 31, 2021, the target asset allocations for the U.S. benefit plan are (i) between 54% and 69% in fixed income investments, (ii) between 29% and 44% in equity investments and (iii) between 0% and 20% in cash and cash equivalents.
Plan assets for the non-U.S. benefit plan consist principally of a portfolio of diversified investment funds, corporate bonds and insurance-linked securities. As of December 31, 2021, the target asset allocations for the non-U.S. benefit plan assets are generally between 65% and 75% in fixed income investments and cash and cash equivalents, and between 25% and 35% in equity investments.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
The following summarizes the funded status of the Company’s benefit plans:

	U.S. Benefit Plan		Non-U.S. Benefit Plan
(in millions)	2021	2020	2021	2020
Fair value of plan assets, end of year	$120.2	$142.5	$56.5	$57.4
Benefit obligation, end of year	142.0	180.2	52.8	57.6
Funded status, end of year	$(21.8)	$(37.7)	$3.7	$(0.2)
The following summarizes the amounts recognized within the Company’s Consolidated Balance Sheets:

	U.S. Benefit Plan		Non-U.S. Benefit Plan
(in millions)	2021	2020	2021	2020
Amounts recognized in our Consolidated Balance Sheets include:
Deferred charges and other long-term assets	$—	$—	$3.7	$—
Long-term pension and other post-retirement benefit liabilities	(21.8)	(37.7)	—	(0.2)
Net (liability) asset recorded	$(21.8)	$(37.7)	$3.7	$(0.2)
Amounts recognized in Accumulated other comprehensive loss include:
Actuarial losses	$57.7	$81.3	$16.9	$19.6
Prior service costs	—	—	2.4	2.6
Net amount recognized, pre-tax	$57.7	$81.3	$19.3	$22.2
As the Company’s benefit plans are fully frozen, all plan participants are now considered to be inactive. As a result, the associated actuarial losses and prior service costs that are included in Accumulated other comprehensive loss are being amortized into net periodic benefit cost over the remaining average life expectancy of plan participants. The Company expects $2.8 million of the actuarial losses and $0.1 million of the prior service costs to be amortized from Accumulated other comprehensive loss into net periodic benefit cost in 2022.
The Company currently expects to contribute up to $1.0 million to the non-U.S. benefit plan in 2022. The Company does not currently expect to make any contributions to the U.S. benefit plan in 2022. Future contributions to the plans will be based on such factors as annual service cost, the financial return on plan assets, interest rate movements that affect discount rates applied to plan liabilities and the value of benefit payments made.
The following summarizes the benefits expected to be paid under the Company’s benefit plans in each of the next five years, and in aggregate for the five years thereafter:

(in millions)	U.S. Benefit Plan	Non-U.S. Benefit Plan
2022	$7.8	$2.8
2023	8.0	2.7
2024	8.2	2.7
2025	8.6	2.6
2026	8.7	2.6
2027-2031	43.4	12.5
Defined Contribution Retirement Plan
The Company also sponsors a defined contribution retirement plan (the “401(k) plan”) covering a majority of its employees. Participation is via automatic enrollment and employees may elect to opt out of the 401(k) plan. Company contributions to the 401(k) plan are based on an employee’s years of service, as well as the percentage of employee contributions. The Company’s cost of the 401(k) plan was $8.9 million in 2021, $7.7 million in 2020 and $7.9 million in 2019.
Deferred Compensation Plan
The Company also provides a deferred compensation plan to certain employees. The deferred compensation plan is a non-qualified, unfunded defined contribution plan, which provides participants with benefits that would have been provided under the 401(k) plan, but could not be provided due to compensation limits for qualified plans under the Internal Revenue Code. At

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
December 31, 2021 and 2020, deferred compensation liabilities of $16.8 million and $13.8 million, respectively, were included on the Consolidated Balance Sheets, primarily within Long-term pension and other post-retirement benefit liabilities.
Multi-Employer Pension Plan
During the year ended December 31, 2021, the Company withdrew from the IAM National Pension Fund, a multi-employer pension plan that provided defined benefits to employees under a U.S. collective bargaining agreement. As a result, the Company incurred a $0.3 million withdrawal charge, which was recognized as a component of Other (income) expense, net on the Consolidated Statements of Operations. The withdrawal liability was settled in full during the year ended December 31, 2021. Following this withdrawal, the Company no longer participates in any multi-employer pension plans.
During the year ended December 31, 2020, the Company withdrew from the Sheet Metal Workers’ National Pension Fund, a multi-employer pension plan that provided defined benefits to employees under a U.S. collective bargaining agreement. As a result, the Company incurred a $2.3 million withdrawal charge, which was recognized as a component of Other (income) expense, net on the Consolidated Statements of Operations. The withdrawal liability was settled in full during the year ended December 31, 2020.
NOTE 12 — COMMITMENTS AND CONTINGENCIES
Financial Commitments
The Company provides indemnifications and other guarantees in the ordinary course of business, the terms of which range in duration and often are not explicitly defined. Specifically, the Company is occasionally required to provide letters of credit and bid and performance bonds to various customers, principally to act as security for retention levels related to casualty insurance policies and to guarantee the performance of subsidiaries that engage in export and domestic transactions. At December 31, 2021, the Company had outstanding performance and financial standby letters of credit, as well as outstanding bid and performance bonds, aggregating to $28.6 million. If any such letters of credit or bonds are called, the Company would be obligated to reimburse the issuer of the letter of credit or bond. The Company believes the likelihood of any currently outstanding letter of credit or bond being called is remote.
The Company has transactions involving the sale of equipment to certain of its customers which include (i) guarantees to repurchase the equipment for a fixed price at a future date and (ii) guarantees to repurchase the equipment from the third-party lender in the event of default by the customer. As of December 31, 2021, both the single year and maximum potential cash payments the Company could be required to make to repurchase equipment under these agreements amounted to $2.7 million. The Company’s risk under these repurchase arrangements would be partially mitigated by the value of the products repurchased as part of the transaction. Historical cash requirements and losses associated with these obligations have not been significant, but could increase if customer defaults exceed current expectations.
The Company has certain lease agreements for facilities owned by affiliates which include provisions requiring the Company to guarantee any remaining lease payments in the event of default. As of December 31, 2021, the total amount of future payments guaranteed under these agreements was approximately $1.7 million. The Company believes the likelihood of defaulting on these leases is remote.
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
The following table summarizes the changes in the Company’s warranty liabilities:

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

(in millions)	2021	2020
Balance at January 1	$10.2	$11.2
Provisions to expense	6.9	7.6
Acquisitions	0.4	—
Payments	(7.7)	(8.7)
Foreign currency translation	(0.1)	0.1
Balance at December 31	$9.7	$10.2
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
On June 25, 2014, a unanimous three-judge panel of the First District Illinois Appellate Court issued its opinion reversing the class certification order of the trial court. Specifically, the Appellate Court determined that the trial court’s ruling failed to satisfy the class-action requirements that the common issues of the firefighters’ claims predominate over the individual issues and that there is an adequate representative for the class. During a status hearing on October 8, 2014, plaintiffs represented to the Court that they would again seek to certify a class of firefighters on the issue of whether the Company’s sirens were defective and unreasonably dangerous. On January 12, 2015, plaintiffs filed motions to amend their complaints to add class action allegations with respect to Chicago firefighter plaintiffs, as well as the approximately 1,800 firefighter plaintiffs from locations outside of Chicago. On March 11, 2015, the trial court granted plaintiffs’ motions to amend their complaints. On April 24, 2015, the cases were transferred to Cook County chancery court to decide the class certification issues. On March 23, 2018, plaintiffs filed a motion to certify as a class all firefighters from the Chicago Fire Department who have filed lawsuits in this matter. The Company objected to certification and the parties engaged in discovery and other matters related to this motion. Thereafter, on December 20, 2021, the parties executed a settlement agreement to resolve claims of approximately 462 firefighters still involved in the Cook County litigation, as well as the DuPage County litigation discussed below. Under the terms of the settlement agreement, the Company has agreed to pay a lump sum of $0.2 million to resolve the claims of these firefighters. The Company has agreed to pay this lump sum amount based upon its assessment of firefighters who meet minimal bilateral hearing loss standards, which is a subset of the larger group referenced above. The settlement agreement does not require the payment of any attorney fees by the Company. The settlement agreement also provides that plaintiffs’ attorney will withdraw from representing firefighters who do not agree to the settlement. The Company has discretion to void the settlement agreement if less than 93% of these firefighters agree to settle their claims; the settlement agreement will be voided if less than 70% of eligible firefighters agree to the settlement. The settlement agreement is subject to review and approval by the Court.
The Company also filed motions to dismiss cases involving firefighters who worked for fire departments located outside of the State of Illinois based on improper venue. On February 24, 2017, the Circuit Court of Cook County entered orders dismissing the cases of 1,770 such firefighter plaintiffs from the jurisdiction of the State of Illinois. Pursuant to these orders, these plaintiffs had six months thereafter to refile their cases in jurisdictions where these firefighters are located. Prior to this six-month deadline, attorneys representing some of these plaintiffs contacted the Company regarding possible settlement of their cases. During the year ended December 31, 2017, the Company entered into a global settlement agreement with two attorneys who represented approximately 1,090 of these plaintiffs. Under the terms of the settlement agreement, the Company offered $700 per plaintiff to settle these cases and 717 plaintiffs accepted this offer as a final settlement. The settlement agreement did not require the payment of any attorney fees by the Company. The attorneys representing these plaintiffs agreed to withdraw from representing plaintiffs who did not respond to the settlement offer. It is the Company’s position that the non-settling plaintiffs who failed to timely refile their cases following the February 2017 dismissal by the Circuit Court of Cook County are now barred from doing so by the statute of limitations. The Company filed a venue motion seeking to transfer to DuPage County cases involving 10 plaintiffs who reside and work in Illinois but outside of Cook County. The Court granted this motion on June 28, 2017.
The Company was also sued on this issue outside of the Cook County, Illinois venue. Between 2007 and 2009, a total of 71 lawsuits involving 71 plaintiffs were filed in the Court of Common Pleas, Philadelphia County, Pennsylvania. Three of these cases were dismissed pursuant to pretrial motions filed by the Company. Another case was voluntarily dismissed. Prior to trial in four cases, the Company paid nominal sums to obtain dismissals.
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
In January 2015, plaintiffs’ attorneys filed two new complaints in the Court of Common Pleas, Philadelphia, Pennsylvania on behalf of approximately 70 additional firefighter plaintiffs. The vast majority of the firefighters identified in these complaints were located outside of Pennsylvania. One of the complaints in these cases, which involved 11 firefighter plaintiffs from the District of Columbia, was removed to federal court in the Eastern District of Pennsylvania. Plaintiffs voluntarily dismissed all claims in this case on May 31, 2016. The Company thereafter moved to recover various fees and costs in this case, asserting that plaintiffs’ counsel failed to properly investigate these claims prior to filing suit. The Court granted this motion on April 25, 2017, awarding $0.1 million to the Company (the “Order”). After plaintiffs appealed this Order, the United States Court of Appeals for the Third Circuit affirmed the lower court decision awarding fees and costs to the Company.
With respect to claims of other out-of-state firefighters involved in these two cases, the Company moved to dismiss these claims as improperly filed in Pennsylvania. The Court granted this motion and dismissed these claims on November 5, 2015. During August through December 2015, another nine new cases were filed in the Court of Common Pleas, Philadelphia County, Pennsylvania. These cases involved a total of 193 firefighters, most of whom were located outside of Pennsylvania. The Company again moved to dismiss all claims filed by out-of-state firefighters in these cases as improperly filed in Pennsylvania. On May 24, 2016, the Court granted this motion and dismissed these claims. Plaintiffs appealed this decision and, on September 25, 2018, the appellate court reversed this dismissal. The Company then filed a petition with the appellate court requesting that the court reconsider its ruling. On December 7, 2018, the appellate court granted the Company’s petition and withdrew its prior decision. On June 25, 2020, the Court issued a decision affirming the trial court’s dismissal of these cases with prejudice.
On May 13, 2016, four new cases were filed in Philadelphia state court, involving a total of 55 Philadelphia firefighters who live in Pennsylvania. During August 2016, the Company settled a case for nominal amounts involving four Philadelphia firefighters that had been set for trial in Philadelphia state court during September 2016. During 2017, plaintiffs filed additional cases in the Court of Common Pleas, Philadelphia County, involving over 100 Philadelphia firefighter plaintiffs. During January 2017, plaintiffs filed a motion to consolidate and bifurcate, similar to a motion filed in the Pittsburgh hearing loss cases, as described below. The Company filed an opposition to this motion. These cases were then transferred to the mass tort

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
program in Philadelphia for pretrial purposes. Plaintiffs’ counsel thereafter dismissed several plaintiffs. During November 2017, a trial involving one Philadelphia firefighter occurred. The jury returned a verdict in favor of the Company in this trial. Prior to a dismissal of these cases pursuant to the Tolling Agreement, discussed below, there was a total of 75 firefighters involved in cases pending in the Philadelphia mass tort program.
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
On September 17, 2014, 20 lawsuits, involving a total of 193 Buffalo Fire Department firefighters, were filed in the Supreme Court of the State of New York, Erie County. All of the cases filed in Erie County, New York were removed to federal court in the Western District of New York. Plaintiffs filed a motion to consolidate and bifurcate these cases, similar to the motion filed in the Pittsburgh hearing loss cases, as described below. The Company filed an opposition to the motion. During February 2015, a lawsuit involving one New York City firefighter plaintiff was filed in the Supreme Court of the State of New York, New York County. The plaintiff named the Company as well as several other parties as defendants. That case subsequently was transferred to federal court in the Northern District of New York and thereafter dismissed. During April 2015 through January 2016, 29 new cases involving a total of 235 firefighters were filed in various counties in the New York City area. During December 2016 through October 2017, additional cases were filed in these jurisdictions. On February 5, 2018, the Company was served with a complaint in an additional case filed in Kings County, New York. This case involved one plaintiff. Prior to a dismissal of these cases pursuant to the Tolling Agreement, discussed below, there was a total of 536 firefighters involved in cases filed in the State of New York.
During November 2015, the Company was served with a complaint filed in Union County, New Jersey state court, involving 34 New Jersey firefighters. This case was transferred to federal court in the District of New Jersey. During the period from January through May 2016, eight additional cases were filed in various New Jersey state courts. Most of the firefighters in these cases resided in New Jersey and worked at New Jersey fire departments. During December 2016, a case involving one New Jersey firefighter was filed in the United States District Court of New Jersey. On May 2, 2017, plaintiffs filed a motion to consolidate and bifurcate in the pending federal court case in New Jersey. This motion was similar to bifurcation motions filed by plaintiffs in Pittsburgh, Buffalo and Philadelphia. The Court denied the motion as premature. Pursuant to a petition filed by both parties, all New Jersey state court cases were consolidated for pretrial purposes. Prior to a dismissal of these cases pursuant to the Tolling Agreement, discussed below, there was a total of 61 firefighters involved in cases filed in New Jersey.
During May through October 2016, nine cases were filed in Suffolk County, Massachusetts state court, naming the Company as a defendant. These cases involved 194 firefighters who lived and worked in the Boston area. During August 2017, plaintiffs filed additional cases in Suffolk County court. The Company moved to transfer various cases filed in Suffolk County to other counties in Massachusetts where plaintiffs resided and worked. Prior to a dismissal of these cases pursuant to the Tolling Agreement, discussed below, there was a total of 218 firefighters involved in cases filed in Massachusetts.
During August and September 2017, plaintiffs’ attorneys filed additional hearing loss cases in Florida. The Company was the only named defendant. These cases were filed in several different counties in Florida, including Tampa, Miami and Orlando municipalities. Prior to a dismissal of these cases pursuant to the Tolling Agreement, discussed below, there was a total of 166 firefighters involved in cases filed in Florida.
During April through July 2013, additional cases were filed in Allegheny County, Pennsylvania on behalf of 247 plaintiff firefighters from Pittsburgh and against various defendants, including the Company. During May 2016, two additional cases were filed against the Company in Allegheny County involving 19 Pittsburgh firefighters. After the Company filed pretrial motions, the Court dismissed claims of 55 Pittsburgh firefighter plaintiffs. The Court scheduled trials for May, September and November 2016, for eight firefighters per trial. Prior to the first scheduled trial in Pittsburgh, the Court granted the Company’s motion for summary judgment and dismissed all claims asserted by plaintiff firefighters involved in this trial. Following an appeal by the plaintiff firefighters, the appellate court affirmed this dismissal. The next trial for six Pittsburgh firefighters started on November 7, 2016. Shortly after this trial began, plaintiffs’ counsel moved for a mistrial because a key witness suddenly became unavailable. The Court granted this motion and rescheduled this trial for March 6, 2017. During January 2017, plaintiffs also moved to consolidate and bifurcate trials involving Pittsburgh firefighters. In particular, plaintiffs sought

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
one trial involving liability issues to apply to all Pittsburgh firefighters who filed suit against the Company. The Company filed an opposition to this motion. On April 18, 2017, the trial court granted plaintiffs’ motion to bifurcate the next Pittsburgh trial. Pursuant to a motion for clarification filed by the Company, the Court ruled that the bifurcation order would only apply to six plaintiffs who were part of the next trial group in Pittsburgh. The Company thereafter sought an interlocutory appeal of the Court’s bifurcation order. The appellate court declined to accept the appeal at that time. A bifurcated trial began on September 27, 2017 in Allegheny County, Pennsylvania. Prior to and during trial, two plaintiffs were dismissed, resulting in four plaintiffs remaining for trial. After approximately two weeks of trial, the jury found that the Company’s siren product was not defective or unreasonably dangerous and rendered a verdict in favor of the Company.
A second trial involving Pittsburgh firefighters began during January 2018. At the outset of this trial, plaintiffs’ attorneys, who represent all firefighters who have filed cases in Allegheny County, Philadelphia, Buffalo, New Jersey, Massachusetts, and Florida, as described above, requested that the Company consider settlement of various cases. This trial was continued to allow the parties to further discuss possible settlement. During March 2018, the parties agreed in principle on a framework (the “Settlement Framework”) to resolve hearing loss claims and cases in all jurisdictions involved in the hearing loss litigation except in Cook County and Lackawanna County, and excluding one case involving one firefighter in New York City. The firefighters excluded from the Settlement Framework are represented by different attorneys. The Company has agreed to settle the cases in Lackawanna County and settled the case involving one firefighter in New York City for nominal amounts. Pursuant to the Settlement Framework, the Company would pay $700 to each firefighter who filed a lawsuit and is eligible to be part of the settlement. The Company would pay $300 to each firefighter who has not yet filed a case and is eligible to be part of the settlement. The settlement agreement does not include the payment of any attorney fees by the Company. To be eligible for settlement, among other things, firefighters must provide proof that they have high frequency noise-induced hearing loss. There are approximately 3,700 firefighters whose claims may be considered as part of this settlement, including approximately 1,320 firefighters who have ongoing filed lawsuits. This Settlement Framework was finalized in a global settlement agreement executed on November 4, 2019. Pursuant to this global settlement agreement, the parties are now in the process of determining how many of the approximately 3,700 firefighters will be eligible to participate in the settlement. In order to minimize the parties’ respective legal costs and expenses during this settlement process, on July 5, 2018, the parties entered into a tolling agreement (the “Tolling Agreement”). Pursuant to the Tolling Agreement, counsel for the settling firefighters agreed to dismiss the pending lawsuits in all jurisdictions except for the Allegheny County (Pittsburgh), Pennsylvania cases, and the Company agreed to a tolling of any statute of limitations applicable to the dismissed cases. The Tolling Agreement continued in place until the parties executed the global settlement agreement on November 4, 2019. After execution of the global settlement agreement, the Allegheny County (Pittsburgh) cases were dismissed. The global settlement agreement requires plaintiffs’ attorneys to withdraw from representing firefighters who elect not to participate in this settlement.
As of December 31, 2021, the Company has recognized an estimated liability for the potential settlement amount. While it is reasonably possible that the ultimate resolution of this matter may result in a loss in excess of the amount accrued, the incremental loss is not expected to be material.
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
NOTE 14 — EARNINGS PER SHARE
The Company computes earnings per share (“EPS”) in accordance with ASC 260, Earnings per Share, which requires that non-vested restricted stock containing non-forfeitable dividend rights should be treated as participating securities pursuant to the two-class method. Under the two-class method, net income is reduced by the amount of dividends declared in the period for common stock and participating securities. The remaining undistributed earnings are then allocated to common stock and participating securities as if all of the net income for the period had been distributed. The amounts of distributed and undistributed earnings allocated to participating securities for the years ended December 31, 2021, 2020 and 2019 were insignificant and did not materially impact the calculation of basic or diluted EPS.
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
For the years ended December 31, 2021, 2020 and 2019, options to purchase 0.2 million, 0.5 million and 0.2 million shares of the Company’s common stock, respectively, had an anti-dilutive effect on EPS, and accordingly, are excluded from the calculation of diluted EPS.
The following table reconciles net income to basic and diluted EPS:

	For the Years Ended December 31,
(in millions, except per share data)	2021	2020	2019
Income from continuing operations	$100.6	$96.1	$108.4
Gain from discontinued operations and disposal, net of tax	—	0.1	0.1
Net income	$100.6	$96.2	$108.5
Weighted average shares outstanding — Basic	60.8	60.3	60.2
Dilutive effect of common stock equivalents	1.1	1.4	1.4
Weighted average shares outstanding — Diluted	61.9	61.7	61.6
Basic earnings per share:
Earnings from continuing operations	$1.65	$1.59	$1.80
Earnings from discontinued operations and disposal, net of tax	—	0.00	0.00
Net earnings per share	$1.65	$1.59	$1.80
Diluted earnings per share:
Earnings from continuing operations	$1.63	$1.56	$1.76
Earnings from discontinued operations and disposal, net of tax	—	0.00	0.00
Net earnings per share	$1.63	$1.56	$1.76
NOTE 15 — STOCK-BASED COMPENSATION
The Company’s stock compensation plan, approved by the Company’s stockholders and administered by the Compensation and Benefits Committee of the Board of Directors of the Company (the “CBC”), provides for the grant of incentive stock options, restricted stock and other stock-based awards or units to key employees and directors. The plan, as amended, authorizes the grant of up to 11.0 million shares or units through April 2030. At December 31, 2021, approximately 5.8 million shares were available for future issuance under the plan.
The total compensation expense related to all grants awarded under the plan was $7.6 million, $8.4 million and $8.8 million, for the years ended December 31, 2021, 2020 and 2019, respectively. The related income tax benefits recognized in earnings were $1.5 million, $1.7 million and $2.0 million for the years ended December 31, 2021, 2020 and 2019, respectively.
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
The weighted average fair value of options granted during 2021, 2020 and 2019 was $13.54, $7.86 and $8.48, respectively.
The fair value of each option grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

	2021	2020	2019
Dividend yield	0.8%	1.2%	1.2%
Expected volatility	33%	33%	32%
Risk free interest rate	1.1%	0.5%	2.4%
Weighted average expected option life in years	6.4	6.2	6.3
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
The following summarizes stock option activity:

	Option Shares			Weighted Average Exercise Price
(in millions, except per share data)	2021	2020	2019	2021	2020	2019
Outstanding, at beginning of year	2.0	2.3	2.4	$17.52	$13.87	$12.51
Granted	0.2	0.3	0.2	42.84	27.82	27.29
Exercised	(0.8)	(0.6)	(0.3)	12.12	7.85	13.12
Canceled or expired	—	—	—	30.76	26.44	21.99
Outstanding, at end of year	1.4	2.0	2.3	$23.58	$17.52	$13.87
Exercisable, at end of year	1.0	1.5	1.9	$19.15	$14.37	$11.28
At December 31, 2021, options that have vested and are expected to vest totaled 1.3 million shares, with a weighted average exercise price of $23.31, and represent the sum of 1.0 million vested (or exercisable) options and 0.3 million options that are expected to vest. Options that are expected to vest are derived by applying the pre-vesting forfeiture rate assumption against outstanding, unvested options as of December 31, 2021.
The following table summarizes information for stock options outstanding as of December 31, 2021 under all plans:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(in millions)	(in years)		(in millions)
$5.01 — 10.00	—	1.0	$7.39	—	$7.39
10.01 — 15.00	0.2	3.3	13.60	0.3	13.60
15.01 — 20.00	0.3	4.2	16.50	0.3	16.50
20.01 — 25.00	0.2	6.3	23.14	0.2	23.14
25.01 — 30.00	0.5	7.9	27.58	0.2	27.49
30.01 — 35.00	—	0.0	—	—	—
35.01 — 40.00	—	9.6	38.19	—	—
40.01 — 45.00	0.2	9.3	42.86	—	—
	1.4	6.1	$23.58	1.0	$19.15
The aggregate intrinsic value of stock options outstanding and exercisable at December 31, 2021 was $27.1 million and $23.2 million, respectively. The total intrinsic value of stock options exercised was $22.7 million, $13.9 million and $4.3 million for the years ended December 31, 2021, 2020 and 2019, respectively. The related tax benefits were $5.7 million, $3.3 million and $1.0 million for the years ended December 31, 2021, 2020 and 2019, respectively. Cash received from the exercise of stock options was $4.2 million, $0.6 million and $1.7 million for the years ended December 31, 2021, 2020 and 2019, respectively.
The total compensation expense related to all stock option compensation plans was $2.0 million, $1.8 million and $1.9 million for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, there was $2.7 million of total unrecognized compensation cost related to stock options that is expected to be recognized over the weighted-average period of approximately 1.9 years.

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
The following table summarizes restricted stock activity for the year ended December 31, 2021:

	Number of Restricted Shares	Weighted Average Price per Share
	(in millions)
Outstanding and non-vested, at December 31, 2020	0.2	$26.18
Granted	0.1	42.59
Vested	(0.1)	23.95
Forfeited	—	30.06
Outstanding and non-vested, at December 31, 2021	0.2	$32.15
The total grant-date fair value of restricted stock that vested in the years ended December 31, 2021, 2020 and 2019 was $1.9 million, $1.7 million and $1.1 million, respectively.
The total compensation expense related to all restricted stock compensation plans was $2.6 million, $2.5 million and $2.2 million for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, there was $2.7 million of total unrecognized compensation cost related to restricted stock that is expected to be recognized over the weighted-average period of approximately 1.9 years.
Performance Awards
In each of the three years in the period ended December 31, 2021, the Company granted performance-based restricted stock unit awards (“PSUs”) to certain executives and other non-executive officers. Performance targets associated with PSUs are set annually and approved by the CBC. At the Company’s discretion, actual payment of the awards earned shall be in cash or in common stock of the Company, or in a combination of both. The Company intends to settle all such awards by issuing shares of its common stock. The number of shares of common stock that the Company may issue in connection with these PSUs can range from 0% to 200% of target, depending upon achievement against the performance targets. Shares associated with non-vested PSUs do not have voting or dividend rights until issuance. The Company assesses the probability of vesting, based on expected achievement against these performance targets, on a quarterly basis.
The cost of PSUs, based on their fair market value determined using the closing market price on the date of grant, is charged to expense over the respective vesting periods, which is the three-year period ended December 31, 2021 for the 2019 grants, the three-year period ended December 31, 2022 for the 2020 grants and the three-year period ended December 31, 2023 for the 2021 grants.
The PSUs granted in 2021 have a three-year performance period ending December 31, 2023, in which the Company must achieve a certain cumulative EPS from continuing operations and a certain average return on invested capital (“ROIC”), which are performance conditions per ASC 718, Compensation — Stock Compensation. If earned, these shares would vest on December 31, 2023.
The PSUs granted in 2020 have a three-year performance period ending December 31, 2022, in which the Company must achieve a certain cumulative EPS from continuing operations and a certain average ROIC, which are performance conditions per ASC 718. If earned, these shares would vest on December 31, 2022.
The PSUs granted in 2019 had a three-year performance period ending December 31, 2021, in which a certain cumulative EPS from continuing operations and a certain average ROIC was targeted. The PSUs granted in 2019 became fully vested on December 31, 2021. Based on the achievement against targets over the three-year performance period, 94% of the target shares were earned. The underlying shares will be issued to participants in the first quarter of 2022.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
The total grant-date fair value of PSUs that vested in the years ended December 31, 2021, 2020 and 2019 was $2.6 million, $5.4 million and $3.8 million, respectively.
Compensation expense included in the Consolidated Statements of Operations for the PSUs in the years ended December 31, 2021, 2020 and 2019 was $3.0 million, $4.1 million and $4.7 million, respectively. As of December 31, 2021, there was $4.3 million of total unrecognized compensation cost related to PSUs that is expected to be recognized over the weighted-average period of approximately 1.9 years.
The following table summarizes PSU activity for the year ended December 31, 2021:

	Number of PSUs	Weighted Average Price per Share
	(in millions)
Outstanding and non-vested, at December 31, 2020	0.2	$27.60
Granted	0.1	42.86
Vested	(0.1)	27.29
Forfeited	—	29.34
Outstanding and non-vested, at December 31, 2021	0.2	$34.87
NOTE 16 — STOCKHOLDERS’ EQUITY
The Company’s Board of Directors (the “Board”) has the authority to issue 90.0 million shares of common stock at a par value of $1 per share. The holders of common stock (i) may receive dividends subject to all of the rights of the holders of preference stock, (ii) shall be entitled to share ratably upon any liquidation of the Company in the assets of the Company, if any, remaining after payment in full to the holders of preference stock and (iii) receive one vote for each common share held and shall vote together share for share with the holders of voting shares of preference stock as one class for the election of directors and for all other purposes. The Company had 68.9 million and 67.8 million common shares issued as of December 31, 2021 and 2020, respectively. Of those amounts, 60.9 million and 60.5 million common shares were outstanding as of December 31, 2021 and 2020, respectively.
The Board is also authorized to provide for the issuance of 0.8 million shares of preference stock at a par value of $1 per share. The authority of the Board includes, but is not limited to, the determination of the dividend rate, voting rights, conversion and redemption features and liquidation preferences. The Company has not designated or issued any preference stock as of December 31, 2021.
Dividends
The Company declared and paid dividends totaling $22.0 million, $19.4 million and $19.3 million during 2021, 2020 and 2019, respectively.
On February 18, 2022, the Board declared a quarterly cash dividend of $0.09 per common share payable on April 1, 2022 to stockholders of record at the close of business on March 18, 2022.
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
During the year ended December 31, 2021, the Company repurchased 361,804 shares for a total of $15.4 million under the stock repurchase program. During the year ended December 31, 2020, the Company repurchased 498,217 shares for a total of

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
$13.7 million under the stock repurchase program. During the year ended December 31, 2019, the Company repurchased 48,409 shares for a total of $1.0 million under the stock repurchase program.
Accumulated Other Comprehensive Loss
The following tables summarize the changes in each component of Accumulated other comprehensive loss, net of tax:

(in millions) (a)	Actuarial Losses (b)	Prior Service Costs	Foreign Currency Translation	Interest Rate Swaps	Total
Balance at January 1, 2021	$(88.2)	$(2.6)	$1.3	$(2.2)	$(91.7)
Other comprehensive income (loss) before reclassifications	9.1	—	(4.7)	1.0	5.4
Amounts reclassified from accumulated other comprehensive loss	11.2	0.2	—	0.7	12.1
Net current-period other comprehensive income (loss)	20.3	0.2	(4.7)	1.7	17.5
Balance at December 31, 2021	$(67.9)	$(2.4)	$(3.4)	$(0.5)	$(74.2)
(a) Amounts in parentheses indicate losses.
(b)     During the year ended December 31, 2021, the Company reclassified $10.3 million of actuarial losses from Accumulated other comprehensive loss to Pension settlement charges on the Consolidated Statements of Operations, in connection with the purchase of a group annuity contract from an insurance company. See Note 11 - Pension and Other Post-Employment Plans for further discussion.

(in millions) (a)	Actuarial Losses	Prior Service Costs	Foreign Currency Translation	Interest Rate Swaps	Total
Balance at January 1, 2020	$(80.4)	$(2.4)	$(7.1)	$0.8	$(89.1)
Other comprehensive (loss) income before reclassifications	(10.6)	(0.3)	8.4	(3.3)	(5.8)
Amounts reclassified from accumulated other comprehensive loss	2.8	0.1	—	0.3	3.2
Net current-period other comprehensive (loss) income	(7.8)	(0.2)	8.4	(3.0)	(2.6)
Balance at December 31, 2020	$(88.2)	$(2.6)	$1.3	$(2.2)	$(91.7)
(a)    Amounts in parentheses indicate losses.
The following table summarizes the amounts reclassified from Accumulated other comprehensive loss, net of tax, and the affected line item in the Consolidated Statements of Operations:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in Consolidated Statements of Operations
	For the Years Ended December 31,
	2021	2020
	(in millions) (a)
Amortization of actuarial losses of defined benefit pension plans	$(4.7)	$(3.7)	Other (income) expense, net
Recognition of actuarial losses associated with pension settlement	(10.3)	—	Pension settlement charges
Amortization of prior service costs of defined benefit pension plans	(0.2)	(0.1)	Other (income) expense, net
Interest rate swaps	(0.9)	(0.4)	Interest expense
Total before tax	(16.1)	(4.2)
Income tax benefit	4.0	1.0	Income tax expense
Total reclassifications for the period, net of tax	$(12.1)	$(3.2)
(a)    Amount in parentheses indicate expenses on the Consolidated Statements of Operations.

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
Environmental Solutions — Our Environmental Solutions Group is a leading manufacturer and supplier of a full range of street sweepers, sewer cleaners, industrial vacuum loaders, safe-digging trucks, high-performance waterblasting equipment, road-marking and line-removal equipment, dump truck bodies, trailers, and metal extraction support equipment. The Group manufactures vehicles and equipment in the U.S. and Canada that are sold under the Elgin®, Vactor®, Guzzler®, TRUVAC®, WestechTM, Jetstream®, Mark Rite Lines, Ox Bodies®, Crysteel®, J-Craft®, Duraclass®, Rugby®, Travis®, OSW, NTE, WTB, Ground Force, Bucks® and Switch-N-Go® brand names. Product offerings also include certain products manufactured by other companies, such as refuse and recycling collection vehicles, camera systems, ice resurfacing equipment and snow-removal equipment. Products are sold to both municipal and industrial customers either through a dealer network or direct sales to service customers generally depending on the type and geographic location of the customer. In addition to vehicle and equipment sales, the Group also engages in the sale of parts, service and repair, equipment rentals and training as part of a comprehensive aftermarket offering to its current and potential customers through its service centers located across North America. Our Environmental Solutions Group includes the aggregated results of two operating segments, including TBEI.
In addition, as discussed in Note 2 – Acquisitions, the Company completed the acquisitions of OSW, Ground Force and Deist during the year ended December 31, 2021. The assets and liabilities of OSW, Ground Force and Deist have been consolidated into the Consolidated Balance Sheet as of December 31, 2021, while the post-acquisition results of operations of OSW and Ground Force have been included in the Consolidated Statements of Operations subsequent to their respective closing dates, within the Environmental Solutions Group. Given the proximity of the completion of the Deist acquisition to December 31, 2021, its post-acquisition results of operations were immaterial to the year ended December 31, 2021. The Company is in the process of determining the impact, if any, that the acquisitions completed in 2021 may have on its reportable segments.
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
Revenues attributed to customers located outside of the U.S. aggregated to $286.4 million in 2021, $258.6 million in 2020 and $268.5 million in 2019, of which sales exported from the U.S. aggregated to $77.0 million, $69.7 million and $72.8 million, respectively.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
The following table summarizes the Company’s continuing operations by segment, including net sales, operating income, depreciation and amortization, total assets and capital expenditures:

	For the Years Ended December 31,
(in millions)	2021	2020	2019
Net sales:
Environmental Solutions	$1,004.0	$915.8	$992.9
Safety and Security Systems	209.2	215.0	228.4
Total net sales	$1,213.2	$1,130.8	$1,221.3
Operating income:
Environmental Solutions	$120.5	$124.3	$139.4
Safety and Security Systems	32.7	35.5	38.6
Corporate and eliminations	(22.5)	(28.4)	(30.9)
Total operating income	130.7	131.4	147.1
Interest expense	4.5	5.7	7.9
Pension settlement charges	10.3	—	—
Other (income) expense, net	(1.7)	1.1	0.6
Income before income taxes	$117.6	$124.6	$138.6

Depreciation and amortization:
Environmental Solutions	$46.7	$41.3	$38.1
Safety and Security Systems	3.6	3.4	3.3
Corporate	0.1	0.1	0.1
Total depreciation and amortization	$50.4	$44.8	$41.5

Total assets:
Environmental Solutions	$1,098.2	$926.8	$908.1
Safety and Security Systems	226.9	225.5	222.6
Corporate and eliminations	41.0	56.3	34.5
Total assets of continuing operations	1,366.1	1,208.6	1,165.2
Total assets of discontinued operations	—	0.2	0.3
Total assets	$1,366.1	$1,208.8	$1,165.5

Capital expenditures:
Environmental Solutions	$34.3	$24.4	$31.6
Safety and Security Systems	2.8	4.1	2.7
Corporate	0.3	1.2	1.1
Total capital expenditures	$37.4	$29.7	$35.4
The following table summarizes net sales by geographic region based on the location of the end-customer:

	For the Years Ended December 31,
(in millions)	2021	2020	2019
Net sales:
U.S.	$926.8	$872.2	$952.8
Canada	192.4	160.5	169.0
Europe/Other	94.0	98.1	99.5
Total net sales	$1,213.2	$1,130.8	$1,221.3

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
The following table summarizes long-lived assets by geographic region based on the location of the Company’s subsidiaries:

(in millions)	2021	2020	2019
Long-lived assets:
U.S.	$219.9	$177.4	$168.3
Canada	56.3	60.4	62.7
Europe/Other	3.9	4.3	3.9
Total long-lived assets	$280.1	$242.1	$234.9
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
Contingent Consideration
As further described in Note 2 – Acquisitions, the Company has contingent obligations to transfer up to $15.5 million and $7.5 million to the former owners of MRL and Deist, respectively, if specified financial results are met over future reporting periods (i.e., an earn-out).
Liabilities for contingent consideration are measured at fair value each reporting period, with the acquisition-date fair value included as part of the consideration transferred. Subsequent changes in fair value are included as a component of Acquisition and integration-related (benefits) expenses on the Consolidated Statements of Operations.

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
The following tables summarize the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2021 and 2020:

	Fair Value Measurement at December 31, 2021 Using
(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$0.1	$—	$—	$0.1
Liabilities:
Contingent consideration	—	—	2.7	2.7
Interest rate swaps	—	0.7	—	0.7

	Fair Value Measurement at December 31, 2020 Using
(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$33.1	$—	$—	$33.1
Liabilities:
Contingent consideration	—	—	4.2	4.2
Interest rate swaps	—	3.0	—	3.0
The following table provides a roll-forward of the fair value of recurring Level 3 fair value measurements for the years ended December 31, 2021 and 2020:

(in millions)	2021	2020
Contingent consideration liability, at January 1	$4.2	$4.3
Issuance of contingent consideration in connection with acquisitions	2.0	—
Total gains included in earnings (a)	(3.5)	(0.1)
Contingent consideration liability, at December 31	$2.7	$4.2
(a)    Included as a component of Acquisition and integration-related (benefits) expenses on the Consolidated Statements of Operations.
NOTE 19 — NEW ACCOUNTING PRONOUNCEMENTS (ISSUED BUT NOT YET ADOPTED)
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Liabilities from Contracts with Customers, which requires companies to recognize and measure customer contract assets and contract liabilities acquired in a business combination as if the acquiring company originated the related revenue contracts. Prior to adopting this ASU, acquired contract assets and liabilities were measured at fair value. This ASU is effective for fiscal years beginning after December 15, 2022 and early adoption is permitted. The Company is evaluating the timing and effects of adopting this ASU and currently does not expect this ASU to have a material impact on its consolidated financial statements.
No other new accounting pronouncements issued, but not yet adopted, are expected to have a material impact on the Company’s results of operations, financial position or cash flow.
NOTE 20 — SUBSEQUENT EVENTS
On February 16, 2022, the Company completed the acquisition of its University Park, Illinois manufacturing facility for approximately $28 million. The Company had previously leased the facility under a lease that was due to expire at the end of June 2023.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
(a)Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act Rule 13a-15(e)) as of December 31, 2021.
Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2021.
(b)Management’s Annual Report on Internal Control over Financial Reporting and Attestation Report of the Registered Public Accounting Firm
The Company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on the assessment, management concluded that, as of December 31, 2021, the Company’s internal control over financial reporting is effective.
During the year ended December 31, 2021, the Company completed the acquisitions of OSW and substantially all the assets and operations of Ground Force and Deist, as discussed in Note 2 – Acquisitions to the accompanying consolidated financial statements. Management has excluded the internal controls over financial reporting for the acquired operations from its assessment of the effectiveness of internal controls over financial reporting as of December 31, 2021. The combined net sales and total assets for these acquisitions (excluding lease-related assets, goodwill and intangible assets, which were integrated into the Company’s control environment) represent approximately 4% of the consolidated financial statement amounts as of, and for the year ended, December 31, 2021.
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
Item 9B.  Other Information.
On March 1, 2022, the Company issued a press release announcing its financial results for the three months and year ended December 31, 2021. The presentation slides for the 2021 fourth quarter earnings call were also posted on the Company’s website at that time. The full text of the press release and earnings presentation is included as Exhibits 99.1 and 99.2, respectively, to this Form 10-K.
Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10.  Directors, Executive Officers and Corporate Governance.
A list of our executive officers and biographical information appears in Item 1 of Part I of this Form 10-K. Information regarding directors and nominees for directors is set forth in the Company’s definitive proxy statement for its 2022 Annual Meeting of Stockholders and is incorporated herein by reference.
Information regarding the (i) Audit Committee, (ii) Nominating and Governance Committee and (iii) Compensation and Benefits Committee of the Company’s Board of Directors is set forth in the Company’s 2022 definitive proxy statement under the caption “Information Concerning the Board” and is incorporated herein by reference.
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
Item 11.  Executive Compensation.
The information contained under the captions “Information Concerning the Board”, “Compensation Committee Interlocks and Insider Participation”, “Compensation Discussion and Analysis”, “Compensation and Benefits Committee Report” and “Executive Compensation” of the Company’s 2022 definitive proxy statement is incorporated herein by reference.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information regarding security ownership of (i) certain beneficial owners, (ii) all directors and nominees, (iii) named executive officers and (iv) directors and executive officers as a group is set forth in the Company’s 2022 definitive proxy statement under the caption “Ownership of Our Common Stock” and is incorporated herein by reference. Information regarding our equity compensation plans is set forth in the Company’s 2022 definitive proxy statement under the caption “Equity Compensation Plan Information” and is incorporated herein by reference.
Item 13.  Certain Relationships and Related Transactions, and Director Independence.
Information regarding certain relationships is hereby incorporated by reference from the Company’s 2022 definitive proxy statement under the headings “Information Concerning the Board” and “Certain Relationships and Related Party Transactions.”
Item 14.  Principal Accountant Fees and Services.
Information regarding principal accountant fees and services is incorporated by reference from the Company’s 2022 definitive proxy statement under the heading “Independent Registered Public Accounting Firm Fees and Services.”

PART IV
Item 15.  Exhibits, Financial Statement Schedules.
1.Financial Statements
The following consolidated financial statements of the Company and the “Report of the Independent Registered Public Accounting Firm” contained under Item 8 of Part II this Form 10-K are incorporated herein by reference:
(a)Consolidated Statements of Operations for the Years Ended December 31, 2021, 2020 and 2019;
(b)Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2021, 2020 and 2019;
(c)Consolidated Balance Sheets as of December 31, 2021 and 2020;
(d)Consolidated Statements of Cash Flows for the Years Ended December 31, 2021, 2020 and 2019;
(e)Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2021, 2020 and 2019; and
(f)Notes to Consolidated Financial Statements.
2.Financial Statement Schedules
Schedule II — Valuation and Qualifying Accounts of the Company for the three years ended December 31, 2021 is filed as a part of this Annual Report in response to Item 15(a)(2):
All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore, have been omitted.
3.Exhibits
See Exhibit Index.
Item 16.    Form 10-K Summary.
None.

SCHEDULE II
FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
Valuation and Qualifying Accounts
For the years ended December 31, 2021, 2020 and 2019

		Additions
(in millions)	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts(a)	Deductions(b)	Balance at End of Year
Allowance for doubtful accounts:
Year Ended December 31, 2021	$2.9	$0.3	$—	$(1.1)	$2.1
Year Ended December 31, 2020	2.4	2.4	—	(1.9)	2.9
Year Ended December 31, 2019	1.6	1.9	—	(1.1)	2.4
Income tax valuation allowances:
Year Ended December 31, 2021	$8.8	$(3.6)	$(0.1)	$—	$5.1
Year Ended December 31, 2020	8.2	0.1	0.5	—	8.8
Year Ended December 31, 2019	9.4	(0.8)	(0.4)	—	8.2
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

y.
Asset Purchase Agreement, dated as of February 29, 2016, by and among Vactor Manufacturing Inc., the Company, Joe Johnson Equipment (USA) Inc. and the Shareholders of Seller named therein. Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed March 3, 2016.

z. *	Short Term Incentive Bonus Plan. Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended March 31, 2016.
aa. *	Form of Restricted Stock Unit and Dividend Equivalent – Award Agreement (Directors). Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended March 31, 2016.
bb.
Joint Issues and Reverse Earn Out Payment Agreement, dated as of June 3, 2016, by and among the Company, FST Canada Inc., Joe Johnson Equipment LLC, Vactor Manufacturing Inc., Joe Johnson Equipment Inc., JJE Limited Partnership, Joe Johnson Equipment (USA) Inc., and the Shareholders of Seller named therein. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed June 3, 2016.

cc. *
Separation Agreement and General Release, effective January 8, 2017, by and among Dennis J. Martin and Federal Signal Corporation. Incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed January 11, 2017.

dd. *
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

hh. *	Employment Letter executed December 15, 2017, between Federal Signal Corporation and Mark D. Weber. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed December 19, 2017.
ii.*	Form of Nonqualified Stock Option Award Agreement. Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2018.
jj.*	Form of Performance Share Unit Award Agreement - Non-U.S. Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2018.
kk.*	Form of Performance Share Unit Award Agreement - U.S. Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended June 30, 2018.
ll.*	Form of Restricted Stock Award Agreement - U.S. Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended June 30, 2018.
mm.*	Form of Restricted Stock Unit Award Agreement - Non-U.S. Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended June 30, 2018.
nn.
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

oo.*
Fourth Amendment to Federal Signal Corporation Savings Restoration Plan, effective as of March 31, 2016. Incorporated by reference to Exhibit 10.zz to the Company’s Form 10-K for the year ended December 31, 2019.

pp.*
Fifth Amendment to Federal Signal Corporation Savings Restoration Plan, effective as of January 1, 2018. Incorporated by reference to Exhibit 10.aaa to the Company’s Form 10-K for the year ended December 31, 2019.

qq.*
Sixth Amendment to Federal Signal Corporation Savings Restoration Plan, effective as of January 1, 2019. Incorporated by reference to Exhibit 10.bbb to the Company’s Form 10-K for the year ended December 31, 2019.

rr.*
Seventh Amendment to Federal Signal Corporation Savings Restoration Plan, effective as of January 1, 2020. Incorporated by reference to Exhibit 10.ccc to the Company’s Form 10-K for the year ended December 31, 2019.

ss.*
Second Amendment to the Federal Signal Corporation 2015 Executive Incentive Compensation Plan Incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement filed on Schedule 14A filed on March 17, 2021.

tt.*
Eighth Amendment to Federal Signal Corporation Savings Restoration Plan, effective as of January 1, 2021. Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the period ended September 30, 2021.

	uu.	Purchase and Sale Agreement, dated as of September 22, 2021. Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the period ended September 30, 2021.
vv.
First Amendment to Second Amended and Restated Credit Agreement, dated as of December 23, 2021, by and among the Company, and certain of its foreign subsidiaries, as Borrowers, Wells Fargo Bank, National Association, as administrative agent, swingline lender and issuing lender, JPMorgan Chase Bank, as syndication agent, KeyBank National Association, PNC Bank, National Association and SunTrust Bank, as documentation agents, Wells Fargo Securities, LLC and JP Morgan Chase Bank, N.A., as joint lead arrangers and joint bookrunners, and the other parties thereto.

	ww.	Purchase and Sale Agreement, dated as of February 1, 2022.
	xx.*	Federal Signal Corporation Retirement Savings Plan, as amended and restated effective as of January 1, 2020.
	yy.*	First Amendment to the Federal Signal Corporation Retirement Savings Plan, as amended and restated as of January 1, 2020.
	zz.*	Second Amendment to the Federal Signal Corporation Retirement Savings Plan, as amended and restated as of January 1, 2020.
14.		Code of Ethics for Chief Executive Officer and Senior Financial Officers, as amended. Incorporated by reference to Exhibit 14 to the Company’s Form 10-K for the year ended December 31, 2003.
21.		Subsidiaries of the Registrant.
23.		Consent of Independent Registered Public Accounting Firm.
31.1		CEO Certification under Section 302 of the Sarbanes-Oxley Act.
31.2		CFO Certification under Section 302 of the Sarbanes-Oxley Act.
32.1		CEO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act.
32.2		CFO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act.
99.1		Fourth Quarter Financial Results Press Release dated March 1, 2022.
99.2		Fourth Quarter Earnings Call Presentation Slides.
101.INS		XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH		Inline XBRL Taxonomy Extension Schema Document.
101.CAL		Inline XBRL Taxonomy Calculation Linkbase Document.
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB		Inline XBRL Taxonomy Label Linkbase Document.
101.PRE		Inline XBRL Taxonomy Presentation Linkbase Document.
104		Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
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
Jennifer L. Sherman
President and Chief Executive Officer (Principal Executive Officer)
Date: March 1, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated, as of March 1, 2022.

/s/ Jennifer L. Sherman	President, Chief Executive Officer and Director (Principal Executive Officer)
Jennifer L. Sherman

/s/ Ian A. Hudson	Senior Vice President, Chief Financial Officer (Principal Financial Officer)
Ian A. Hudson

/s/ Lauren B. Elting	Vice President, Corporate Controller (Principal Accounting Officer)
Lauren B. Elting

/s/ Dennis J. Martin	Chairman and Director
Dennis J. Martin

/s/ Eugene J. Lowe, III	Director
Eugene J. Lowe, III

/s/ Bill Owens	Director
Bill Owens

/s/ Shashank Patel	Director
Shashank Patel

/s/ Brenda L. Reichelderfer	Director
Brenda L. Reichelderfer

/s/ John L. Workman	Director
John L. Workman