Form 10-Q
period 2022-03-31
FEDERAL SIGNAL CORP /DE/
filed 2022-05-02
CIK 277509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of April 30, 2022, the number of shares outstanding of the registrant’s common stock was 60,611,816.

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
These risks and uncertainties, some of which are beyond the Company’s control, include the risk factors described under Part I, Item 1A, Risk Factors, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 1, 2022. These factors may not constitute all factors that could cause actual results to differ materially from those discussed in any forward-looking statement. The Company operates in a continually changing business environment and new factors emerge from time to time, including, for example, the ongoing coronavirus pandemic and the government response to the pandemic. The Company cannot predict such factors, nor can it assess the impact, if any, of such factors on its results of operations, financial condition or cash flow. Accordingly, forward-looking statements should not be relied upon as a predictor of actual results. The Company disclaims any responsibility to update any forward-looking statement provided in this Form 10-Q.
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

PART I. FINANCIAL INFORMATION
Item 1.     Financial Statements (Unaudited).
FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
(in millions, except per share data)	2022	2021
Net sales	$330.2	$278.8
Cost of sales	254.5	210.0
Gross profit	75.7	68.8
Selling, engineering, general and administrative expenses	43.6	38.2
Amortization expense	3.3	2.6
Acquisition and integration-related expenses	0.3	0.2
Operating income	28.5	27.8
Interest expense	1.3	1.1
Other income, net	(0.4)	(0.5)
Income before income taxes	27.6	27.2
Income tax expense	7.1	5.0
Net income	$20.5	$22.2
Earnings per share:
Basic	$0.34	$0.37
Diluted	0.33	0.36
Weighted average common shares outstanding:
Basic	60.7	60.6
Diluted	61.4	61.7
See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31,
(in millions)	2022	2021
Net income	$20.5	$22.2
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(1.6)	(1.2)
Change in unrecognized net actuarial loss and prior service cost related to pension benefit plans, net of income tax expense of $0.4 and $0.2, respectively	1.0	0.7
Change in unrealized gain or loss on interest rate swaps, net of income tax expense of $0.7 and $0.3, respectively	2.1	0.8
Total other comprehensive income	1.5	0.3
Comprehensive income	$22.0	$22.5
See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31, 2021
(in millions, except per share data)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$39.2	$40.5
Accounts receivable, net of allowances for doubtful accounts of $2.6 and $2.1, respectively	156.4	136.0
Inventories	249.7	229.1
Prepaid expenses and other current assets	18.9	25.4
Total current assets	464.2	431.0
Properties and equipment, net of accumulated depreciation of $155.6 and $151.6, respectively	170.4	141.9
Rental equipment, net of accumulated depreciation of $45.3 and $43.8, respectively	111.0	108.4
Operating lease right-of-use assets	25.3	29.8
Goodwill	431.3	432.2
Intangible assets, net of accumulated amortization of $45.9 and $42.7, respectively	203.6	205.7
Deferred tax assets	8.1	8.4
Other long-term assets	11.2	8.7
Total assets	$1,425.1	$1,366.1
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term borrowings and finance lease obligations	$0.5	$0.6
Accounts payable	80.7	64.8
Customer deposits	28.5	21.9
Accrued liabilities:
Compensation and withholding taxes	24.2	29.9
Current operating lease liabilities	6.3	8.8
Other current liabilities	41.3	44.4
Total current liabilities	181.5	170.4
Long-term borrowings and finance lease obligations	329.2	282.2
Long-term operating lease liabilities	19.7	22.1
Long-term pension and other postretirement benefit liabilities	38.9	40.4
Deferred tax liabilities	54.5	53.2
Other long-term liabilities	13.5	13.8
Total liabilities	637.3	582.1
Stockholders’ equity:
Common stock, $1 par value per share, 90.0 shares authorized, 69.1 and 68.9 shares issued, respectively	69.1	68.9
Capital in excess of par value	259.3	256.7
Retained earnings	698.6	683.6
Treasury stock, at cost, 8.5 and 8.0 shares, respectively	(166.5)	(151.0)
Accumulated other comprehensive loss	(72.7)	(74.2)
Total stockholders’ equity	787.8	784.0
Total liabilities and stockholders’ equity	$1,425.1	$1,366.1
See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
(in millions)	2022	2021
Operating activities:
Net income	$20.5	$22.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13.4	12.2
Stock-based compensation expense	2.4	1.3
Deferred income taxes	0.3	0.5
Changes in operating assets and liabilities	(29.6)	(10.2)
Net cash provided by operating activities	7.0	26.0
Investing activities:
Purchases of properties and equipment	(33.7)	(4.3)
Payments for acquisition-related activity, net of cash acquired	(1.0)	(52.2)
Other, net	0.4	0.1
Net cash used for investing activities	(34.3)	(56.4)
Financing activities:
Increase in revolving lines of credit, net	46.8	10.1
Purchases of treasury stock	(13.6)	—
Redemptions of common stock to satisfy withholding taxes related to stock-based compensation	(1.5)	(4.0)
Cash dividends paid to stockholders	(5.5)	(5.5)
Proceeds from stock-based compensation activity	—	3.3
Other, net	(0.1)	0.1
Net cash provided by financing activities	26.1	4.0
Effects of foreign exchange rate changes on cash and cash equivalents	(0.1)	(0.5)
Decrease in cash and cash equivalents	(1.3)	(26.9)
Cash and cash equivalents at beginning of year	40.5	81.7
Cash and cash equivalents at end of period	$39.2	$54.8
See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Three Months Ended March 31, 2022
(in millions)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2022	$68.9	$256.7	$683.6	$(151.0)	$(74.2)	$784.0
Net income			20.5			20.5
Total other comprehensive income					1.5	1.5
Cash dividends declared ($0.09 per share)			(5.5)			(5.5)
Stock-based payments:
Stock-based compensation		2.4				2.4
Stock option exercises and other	0.1	0.3		(0.6)		(0.2)
Performance share unit transactions	0.1	(0.1)		(1.3)		(1.3)
Stock repurchase program				(13.6)		(13.6)
Balance at March 31, 2022	$69.1	$259.3	$698.6	$(166.5)	$(72.7)	$787.8

	Three Months Ended March 31, 2021
(in millions)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2021	$67.8	$240.8	$605.0	$(119.8)	$(91.7)	$702.1
Net income			22.2			22.2
Total other comprehensive income					0.3	0.3
Cash dividends declared ($0.09 per share)			(5.5)			(5.5)
Stock-based payments:
Stock-based compensation		1.3				1.3
Stock option exercises and other	0.4	3.3		(0.7)		3.0
Performance share unit transactions	0.2	(0.2)		(3.8)		(3.8)
Balance at March 31, 2021	$68.4	$245.2	$621.7	$(124.3)	$(91.4)	$719.6

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
Basis of Presentation and Consolidation
The accompanying unaudited condensed consolidated financial statements represent the consolidation of Federal Signal Corporation and its subsidiaries included herein and have been prepared by the Company pursuant to the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures presented herein are adequate to ensure the information presented is not misleading. Except as otherwise noted, these condensed consolidated financial statements have been prepared in accordance with the Company’s accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, and should be read in conjunction with those consolidated financial statements and the notes thereto.
These condensed consolidated financial statements include all normal and recurring adjustments that we considered necessary to present a fair statement of our results of operations, financial condition and cash flow. Intercompany balances and transactions have been eliminated in consolidation. During the current year, the Company is separately presenting Amortization expense on the Condensed Consolidated Statements of Operations. Accordingly, prior-year amounts have been reclassified from Selling, engineering, general and administrative (“SEG&A”) expenses to conform to current-year presentation.
The results reported in these condensed consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year, which may differ materially due to, among other things, the risk factors described under Part I, Item 1A, Risk Factors, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 1, 2022. While we label our quarterly information using a calendar convention whereby our first, second and third quarters are labeled as ending on March 31, June 30 and September 30, respectively, it is our longstanding practice to establish interim quarterly closing dates based on a 13-week period ending on a Saturday, with our fiscal year ending on December 31. The effects of this practice are not material and exist only within a reporting year.
Recent Accounting Pronouncements and Accounting Changes
In October 2021, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Liabilities from Contracts with Customers, which requires an acquirer to recognize and measure contract assets and liabilities acquired in a business combination in accordance with Revenue from Contracts with Customers (Topic 606) rather than adjust them to fair value at the acquisition date. This ASU, which is applied on a prospective basis, is effective for fiscal years beginning after December 15, 2022, and early adoption is permitted. The Company early adopted this ASU effective January 1, 2022, and the guidance will be applied on a prospective basis to future business combinations, as applicable.
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

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
Significant Accounting Policies
There have been no changes to the Company’s significant accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
NOTE 2 – REVENUE RECOGNITION
The following table presents the Company’s Net sales disaggregated by geographic region, based on the location of the end customer, and by major product line:

	Three Months Ended March 31,
(in millions)	2022	2021
Geographic Region:
U.S.	$264.4	$215.5
Canada	42.3	40.6
Europe/Other	23.5	22.7
Total net sales	$330.2	$278.8
Major Product Line:
Environmental Solutions
Vehicles and equipment (a)	$217.4	$179.0
Parts	40.8	35.7
Rental income (b)	9.7	7.5
Other (c)	6.3	5.9
Total	274.2	228.1
Safety and Security Systems
Public safety and security equipment	36.1	31.3
Industrial signaling equipment	14.2	13.4
Warning systems	5.7	6.0
Total	56.0	50.7
Total net sales	$330.2	$278.8
(a)    Includes net sales from the sale of new and used vehicles and equipment, including sales of rental equipment.
(b)    Represents income from vehicle and equipment lease arrangements with customers.
(c)    Primarily includes revenues from services, such as maintenance and repair work, and the sale of extended warranty contracts.
Contract Balances
The Company recognizes contract liabilities when cash payments, such as customer deposits, are received in advance of the Company’s satisfaction of the related performance obligations. Contract liabilities are recognized as Net sales when the related performance obligations are satisfied, which generally occurs within three to six months of the cash receipt. Contract liability balances are not materially impacted by any other factors. The Company’s contract liabilities were $32.0 million and $25.3 million as of March 31, 2022 and December 31, 2021, respectively. Contract assets, such as unbilled receivables, were not material as of any of the periods presented herein.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
NOTE 3 – INVENTORIES
The following table summarizes the components of Inventories:

(in millions)	March 31, 2022	December 31, 2021
Finished goods	$94.9	$87.9
Raw materials	126.9	116.4
Work in process	27.9	24.8
Total inventories	$249.7	$229.1
NOTE 4 – DEBT
The following table summarizes the components of Long-term borrowings and finance lease obligations:

(in millions)	March 31, 2022	December 31, 2021
2019 Credit Agreement (a)	$327.8	$280.7
Finance lease obligations	1.9	2.1
Total long-term borrowings and finance lease obligations, including current portion	329.7	282.8
Less: Current finance lease obligations	0.5	0.6
Total long-term borrowings and finance lease obligations	$329.2	$282.2
(a)     Defined as the Second Amended and Restated Credit Agreement, dated July 30, 2019, as amended.
As more fully described within Note 11 – Fair Value Measurements, the Company uses a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The fair value of long-term debt is based on interest rates that we believe are currently available to us for issuance of debt with similar terms and remaining maturities (Level 2 input).
The following table summarizes the carrying amounts and estimated fair values of the Company’s long-term borrowings:

	March 31, 2022		December 31, 2021
(in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value
Long-term borrowings (a)	$329.7	$329.7	$282.8	$282.8
(a)     Long-term borrowings includes current finance lease obligations of $0.5 million and $0.6 million as of March 31, 2022 and December 31, 2021, respectively.
Borrowings under the 2019 Credit Agreement bear interest, at the Company’s option, at a base rate or a Eurocurrency or SONIA daily rate (as each is defined in the 2019 Credit Agreement), plus, in each case, an applicable margin. The applicable margin ranges from zero to 0.75% for base rate borrowings and 1.00% to 1.75% for Eurocurrency or SONIA daily rate borrowings. The Company must also pay a commitment fee to the lenders ranging between 0.10% to 0.25% per annum on the unused portion of the $500 million revolving credit facility along with other standard fees. Letter of credit fees are payable on outstanding letters of credit in an amount equal to the applicable Eurocurrency or SONIA daily rate margin plus other customary fees.
The Company is subject to certain net leverage ratio and interest coverage ratio financial covenants under the 2019 Credit Agreement that are to be measured at each fiscal quarter-end. The Company was in compliance with all such covenants as of March 31, 2022.
As of March 31, 2022, there was $327.8 million of cash drawn and $9.8 million of undrawn letters of credit under the 2019 Credit Agreement, with $162.4 million of net availability for borrowings. As of December 31, 2021, there was $280.7 million cash drawn and $10.1 million of undrawn letters of credit under the 2019 Credit Agreement, with $209.2 million of net availability for borrowings.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
The following table summarizes the gross borrowings and gross payments under the Company’s revolving credit facilities:

	Three Months Ended March 31,
(in millions)	2022	2021
Gross borrowings	$55.0	$45.0
Gross payments	8.2	34.9
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
At March 31, 2022, the fair value of the Swap was an asset of $2.2 million, which was included in Other long-term assets on the Condensed Consolidated Balance Sheet. At December 31, 2021, the fair value of the Swap was a liability of $0.7 million, which was included in Other long-term liabilities on the Condensed Consolidated Balance Sheet. During the three months ended March 31, 2022 and 2021, unrealized pre-tax gains of $2.9 million and $1.1 million, respectively, were recorded in Accumulated other comprehensive loss. No ineffectiveness was recorded in either period.
NOTE 5 – INCOME TAXES
For the three months ended March 31, 2022, the Company recognized income tax expense of $7.1 million, resulting in an effective tax rate of 25.7%. For the three months ended March 31, 2021 the Company recognized income tax expense of $5.0 million, resulting in an effective tax rate of 18.4%. The Company’s income tax expense and effective tax rate in the prior-year quarter were lower primarily due to the recognition of $1.8 million of excess tax benefits associated with stock-based compensation activity.
NOTE 6 – PENSIONS
The following table summarizes the components of Net periodic pension benefit:

	U.S. Benefit Plan		Non-U.S. Benefit Plan
	Three Months Ended March 31,		Three Months Ended March 31,
(in millions)	2022	2021	2022	2021
Service cost	$—	$—	$—	$0.1
Interest cost	1.1	1.2	0.2	0.2
Amortization of actuarial loss	0.5	1.0	0.2	0.2
Expected return on plan assets	(1.7)	(2.4)	(0.5)	(0.5)
Net periodic pension benefit	$(0.1)	$(0.2)	$(0.1)	$—
The items that comprise Net periodic pension benefit, other than service cost, are included as a component of Other income, net on the Condensed Consolidated Statements of Operations.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
NOTE 7 – COMMITMENTS AND CONTINGENCIES
Financial Commitments
The Company provides indemnifications and other guarantees in the ordinary course of business, the terms of which range in duration and often are not explicitly defined. Specifically, the Company is occasionally required to provide letters of credit and bid and performance bonds to various customers, principally to act as security for retention levels related to casualty insurance policies and to guarantee the performance of subsidiaries that engage in export and domestic transactions. At March 31, 2022, the Company had outstanding performance and financial standby letters of credit, as well as outstanding bid and performance bonds, aggregating to $37.0 million. If any such letters of credit or bonds are called, the Company would be obligated to reimburse the issuer of the letter of credit or bond. The Company believes the likelihood of any currently outstanding letter of credit or bond being called is remote.
The Company has transactions involving the sale of equipment to certain of its customers which include (i) guarantees to repurchase the equipment for a fixed price at a future date and (ii) guarantees to repurchase the equipment from the third-party lender in the event of default by the customer. As of March 31, 2022, both the single year and maximum potential cash payments the Company could be required to make to repurchase equipment under these agreements amounted to $2.6 million. The Company’s risk under these repurchase arrangements would be partially mitigated by the value of the products repurchased as part of the transaction. Historical cash requirements and losses associated with these obligations have not been significant but could increase if customer defaults exceed current expectations.
The Company has certain lease agreements for facilities owned by affiliates which include provisions requiring the Company to guarantee any remaining lease payments in the event of default. As of March 31, 2022, the total amount of future payments guaranteed under these agreements was approximately $1.6 million. The Company believes the likelihood of defaulting on these leases is remote.
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
The following table summarizes the changes in the Company’s warranty liabilities during the three months ended March 31, 2022 and 2021:

(in millions)	2022	2021
Balance at January 1	$9.7	$10.2
Provisions to expense	1.4	1.6
Payments	(1.8)	(2.4)
Balance at March 31	$9.3	$9.4
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
On June 25, 2014, a unanimous three-judge panel of the First District Illinois Appellate Court issued its opinion reversing the class certification order of the trial court. Specifically, the Appellate Court determined that the trial court’s ruling failed to satisfy the class-action requirements that the common issues of the firefighters’ claims predominate over the individual issues and that there is an adequate representative for the class. During a status hearing on October 8, 2014, plaintiffs represented to the Court that they would again seek to certify a class of firefighters on the issue of whether the Company’s sirens were defective and unreasonably dangerous. On January 12, 2015, plaintiffs filed motions to amend their complaints to add class action allegations with respect to Chicago firefighter plaintiffs, as well as the approximately 1,800 firefighter plaintiffs from locations outside of Chicago. On March 11, 2015, the trial court granted plaintiffs’ motions to amend their complaints. On April 24, 2015, the cases were transferred to Cook County chancery court to decide the class certification issues. On March 23, 2018, plaintiffs filed a motion to certify as a class all firefighters from the Chicago Fire Department who have filed lawsuits in this matter. The Company objected to certification and the parties engaged in discovery and other matters related to this motion.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
Thereafter, on December 20, 2021, the parties executed a settlement agreement to resolve claims of approximately 462 firefighters still involved in the Cook County litigation, as well as the DuPage County litigation discussed below. Under the terms of the settlement agreement, the Company has agreed to pay a lump sum of $0.2 million to resolve the claims of these firefighters. The Company has agreed to pay this lump sum amount based upon its assessment of firefighters who meet minimal bilateral hearing loss standards, which is a subset of the larger group referenced above. The settlement agreement does not require the payment of any attorney fees by the Company. The settlement agreement also provides that plaintiffs’ attorney will withdraw from representing firefighters who do not agree to the settlement. The Company has discretion to void the settlement agreement if less than 93% of these firefighters agree to settle their claims; the settlement agreement will be voided if less than 70% of eligible firefighters agree to the settlement. The settlement agreement is subject to review and approval by the Court.
The Company also filed motions to dismiss cases involving firefighters who worked for fire departments located outside of the State of Illinois based on improper venue. On February 24, 2017, the Circuit Court of Cook County entered orders dismissing the cases of 1,770 such firefighter plaintiffs from the jurisdiction of the State of Illinois. Pursuant to these orders, these plaintiffs had six months thereafter to refile their cases in jurisdictions where these firefighters are located. Prior to this six-month deadline, attorneys representing some of these plaintiffs contacted the Company regarding possible settlement of their cases. During the year ended December 31, 2017, the Company entered into a global settlement agreement with two attorneys who represented approximately 1,090 of these plaintiffs. Under the terms of the settlement agreement, the Company offered $700 per plaintiff to settle these cases and 717 plaintiffs accepted this offer as a final settlement. The settlement agreement did not require the payment of any attorney fees by the Company. The attorneys representing these plaintiffs agreed to withdraw from representing plaintiffs who did not respond to the settlement offer. It is the Company’s position that the non-settling plaintiffs who failed to timely refile their cases following the February 2017 dismissal by the Circuit Court of Cook County are now barred from doing so by the statute of limitations. The Company filed a venue motion seeking to transfer to DuPage County cases involving 10 plaintiffs who reside and work in Illinois but outside of Cook County. The Court granted this motion on June 28, 2017.
The Company was also sued on this issue outside of the Cook County, Illinois venue. Between 2007 and 2009, a total of 71 lawsuits involving 71 plaintiffs were filed in the Court of Common Pleas, Philadelphia County, Pennsylvania. Three of these cases were dismissed pursuant to pretrial motions filed by the Company. Another case was voluntarily dismissed. Prior to trial in four cases, the Company paid nominal sums to obtain dismissals.
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
In January 2015, plaintiffs’ attorneys filed two new complaints in the Court of Common Pleas, Philadelphia, Pennsylvania on behalf of approximately 70 additional firefighter plaintiffs. The vast majority of the firefighters identified in these complaints were located outside of Pennsylvania. One of the complaints in these cases, which involved 11 firefighter plaintiffs from the District of Columbia, was removed to federal court in the Eastern District of Pennsylvania. Plaintiffs voluntarily dismissed all claims in this case on May 31, 2016. The Company thereafter moved to recover various fees and costs in this case, asserting that plaintiffs’ counsel failed to properly investigate these claims prior to filing suit. The Court granted this motion on April 25, 2017, awarding $0.1 million to the Company (the “Order”). After plaintiffs appealed this Order, the United States Court of Appeals for the Third Circuit affirmed the lower court decision awarding fees and costs to the Company.
With respect to claims of other out-of-state firefighters involved in these two cases, the Company moved to dismiss these claims as improperly filed in Pennsylvania. The Court granted this motion and dismissed these claims on November 5, 2015. During August through December 2015, another nine new cases were filed in the Court of Common Pleas, Philadelphia County, Pennsylvania. These cases involved a total of 193 firefighters, most of whom were located outside of Pennsylvania. The Company again moved to dismiss all claims filed by out-of-state firefighters in these cases as improperly filed in Pennsylvania. On May 24, 2016, the Court granted this motion and dismissed these claims. Plaintiffs appealed this decision and, on September 25, 2018, the appellate court reversed this dismissal. The Company then filed a petition with the appellate court requesting that the court reconsider its ruling. On December 7, 2018, the appellate court granted the Company’s petition and withdrew its prior decision. On June 25, 2020, the Court issued a decision affirming the trial court’s dismissal of these cases with prejudice.
On May 13, 2016, four new cases were filed in Philadelphia state court, involving a total of 55 Philadelphia firefighters who live in Pennsylvania. During August 2016, the Company settled a case for nominal amounts involving four Philadelphia firefighters that had been set for trial in Philadelphia state court during September 2016. During 2017, plaintiffs filed additional cases in the Court of Common Pleas, Philadelphia County, involving over 100 Philadelphia firefighter plaintiffs. During January 2017, plaintiffs filed a motion to consolidate and bifurcate, similar to a motion filed in the Pittsburgh hearing loss cases, as described below. The Company filed an opposition to this motion. These cases were then transferred to the mass tort program in Philadelphia for pretrial purposes. Plaintiffs’ counsel thereafter dismissed several plaintiffs. During November 2017, a trial involving one Philadelphia firefighter occurred. The jury returned a verdict in favor of the Company in this trial. Prior to a dismissal of these cases pursuant to the Tolling Agreement, discussed below, there was a total of 75 firefighters involved in cases pending in the Philadelphia mass tort program.
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
On September 17, 2014, 20 lawsuits, involving a total of 193 Buffalo Fire Department firefighters, were filed in the Supreme Court of the State of New York, Erie County. All of the cases filed in Erie County, New York were removed to federal court in

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
the Western District of New York. Plaintiffs filed a motion to consolidate and bifurcate these cases, similar to the motion filed in the Pittsburgh hearing loss cases, as described below. The Company filed an opposition to the motion. During February 2015, a lawsuit involving one New York City firefighter plaintiff was filed in the Supreme Court of the State of New York, New York County. The plaintiff named the Company as well as several other parties as defendants. That case subsequently was transferred to federal court in the Northern District of New York and thereafter dismissed. During April 2015 through January 2016, 29 new cases involving a total of 235 firefighters were filed in various counties in the New York City area. During December 2016 through October 2017, additional cases were filed in these jurisdictions. On February 5, 2018, the Company was served with a complaint in an additional case filed in Kings County, New York. This case involved one plaintiff. Prior to a dismissal of these cases pursuant to the Tolling Agreement, discussed below, there was a total of 536 firefighters involved in cases filed in the State of New York.
During November 2015, the Company was served with a complaint filed in Union County, New Jersey state court, involving 34 New Jersey firefighters. This case was transferred to federal court in the District of New Jersey. During the period from January through May 2016, eight additional cases were filed in various New Jersey state courts. Most of the firefighters in these cases resided in New Jersey and worked at New Jersey fire departments. During December 2016, a case involving one New Jersey firefighter was filed in the United States District Court of New Jersey. On May 2, 2017, plaintiffs filed a motion to consolidate and bifurcate in the pending federal court case in New Jersey. This motion was similar to bifurcation motions filed by plaintiffs in Pittsburgh, Buffalo and Philadelphia. The Court denied the motion as premature. Pursuant to a petition filed by both parties, all New Jersey state court cases were consolidated for pretrial purposes. Prior to a dismissal of these cases pursuant to the Tolling Agreement, discussed below, there was a total of 61 firefighters involved in cases filed in New Jersey.
During May through October 2016, nine cases were filed in Suffolk County, Massachusetts state court, naming the Company as a defendant. These cases involved 194 firefighters who lived and worked in the Boston area. During August 2017, plaintiffs filed additional cases in Suffolk County court. The Company moved to transfer various cases filed in Suffolk County to other counties in Massachusetts where plaintiffs resided and worked. Prior to a dismissal of these cases pursuant to the Tolling Agreement, discussed below, there was a total of 218 firefighters involved in cases filed in Massachusetts.
During August and September 2017, plaintiffs’ attorneys filed additional hearing loss cases in Florida. The Company was the only named defendant. These cases were filed in several different counties in Florida, including Tampa, Miami and Orlando municipalities. Prior to a dismissal of these cases pursuant to the Tolling Agreement, discussed below, there was a total of 166 firefighters involved in cases filed in Florida.
During April through July 2013, additional cases were filed in Allegheny County, Pennsylvania on behalf of 247 plaintiff firefighters from Pittsburgh and against various defendants, including the Company. During May 2016, two additional cases were filed against the Company in Allegheny County involving 19 Pittsburgh firefighters. After the Company filed pretrial motions, the Court dismissed claims of 55 Pittsburgh firefighter plaintiffs. The Court scheduled trials for May, September and November 2016, for eight firefighters per trial. Prior to the first scheduled trial in Pittsburgh, the Court granted the Company’s motion for summary judgment and dismissed all claims asserted by plaintiff firefighters involved in this trial. Following an appeal by the plaintiff firefighters, the appellate court affirmed this dismissal. The next trial for six Pittsburgh firefighters started on November 7, 2016. Shortly after this trial began, plaintiffs’ counsel moved for a mistrial because a key witness suddenly became unavailable. The Court granted this motion and rescheduled this trial for March 6, 2017. During January 2017, plaintiffs also moved to consolidate and bifurcate trials involving Pittsburgh firefighters. In particular, plaintiffs sought one trial involving liability issues to apply to all Pittsburgh firefighters who filed suit against the Company. The Company filed an opposition to this motion. On April 18, 2017, the trial court granted plaintiffs’ motion to bifurcate the next Pittsburgh trial. Pursuant to a motion for clarification filed by the Company, the Court ruled that the bifurcation order would only apply to six plaintiffs who were part of the next trial group in Pittsburgh. The Company thereafter sought an interlocutory appeal of the Court’s bifurcation order. The appellate court declined to accept the appeal at that time. A bifurcated trial began on September 27, 2017 in Allegheny County, Pennsylvania. Prior to and during trial, two plaintiffs were dismissed, resulting in four plaintiffs remaining for trial. After approximately two weeks of trial, the jury found that the Company’s siren product was not defective or unreasonably dangerous and rendered a verdict in favor of the Company.
A second trial involving Pittsburgh firefighters began during January 2018. At the outset of this trial, plaintiffs’ attorneys, who represent all firefighters who have filed cases in Allegheny County, Philadelphia, Buffalo, New Jersey, Massachusetts, and Florida, as described above, requested that the Company consider settlement of various cases. This trial was continued to allow the parties to further discuss possible settlement. During March 2018, the parties agreed in principle on a framework (the “Settlement Framework”) to resolve hearing loss claims and cases in all jurisdictions involved in the hearing loss litigation except in Cook County and Lackawanna County, and excluding one case involving one firefighter in New York City. The

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
firefighters excluded from the Settlement Framework are represented by different attorneys. The Company has agreed to settle the cases in Lackawanna County and settled the case involving one firefighter in New York City for nominal amounts. Pursuant to the Settlement Framework, the Company would pay $700 to each firefighter who filed a lawsuit and is eligible to be part of the settlement. The Company would pay $300 to each firefighter who has not yet filed a case and is eligible to be part of the settlement. The settlement agreement does not include the payment of any attorney fees by the Company. To be eligible for settlement, among other things, firefighters must provide proof that they have high frequency noise-induced hearing loss. There are approximately 3,700 firefighters whose claims may be considered as part of this settlement, including approximately 1,320 firefighters who have ongoing filed lawsuits. This Settlement Framework was finalized in a global settlement agreement executed on November 4, 2019. Pursuant to this global settlement agreement, the parties are now in the process of determining how many of the approximately 3,700 firefighters will be eligible to participate in the settlement. In order to minimize the parties’ respective legal costs and expenses during this settlement process, on July 5, 2018, the parties entered into a tolling agreement (the “Tolling Agreement”). Pursuant to the Tolling Agreement, counsel for the settling firefighters agreed to dismiss the pending lawsuits in all jurisdictions except for the Allegheny County (Pittsburgh), Pennsylvania cases, and the Company agreed to a tolling of any statute of limitations applicable to the dismissed cases. The Tolling Agreement continued in place until the parties executed the global settlement agreement on November 4, 2019. After execution of the global settlement agreement, the Allegheny County (Pittsburgh) cases were dismissed. The global settlement agreement requires plaintiffs’ attorneys to withdraw from representing firefighters who elect not to participate in this settlement.
As of March 31, 2022, the Company has recognized an estimated liability for the potential settlement amount under the Settlement Framework. While it is reasonably possible that the ultimate resolution of this matter may result in a loss in excess of the amount accrued, the incremental loss is not expected to be material.
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
NOTE 8 – EARNINGS PER SHARE
The Company computes earnings per share (“EPS”) in accordance with Accounting Standards Codification (“ASC”) 260, Earnings per Share, which requires that non-vested restricted stock containing non-forfeitable dividend rights should be treated as participating securities pursuant to the two-class method. Under the two-class method, net income is reduced by the amount of dividends declared in the period for common stock and participating securities. The remaining undistributed earnings are then allocated to common stock and participating securities as if all of the net income for the period had been distributed. The amounts of distributed and undistributed earnings allocated to participating securities for the three months ended March 31, 2022 and 2021 were insignificant and did not materially impact the calculation of basic or diluted EPS.
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
For the three months ended March 31, 2022, options to purchase 0.2 million shares of the Company’s common stock had an anti-dilutive effect on EPS, and accordingly, were excluded from the calculation of diluted EPS. For the three months ended March 31, 2021, the number of options to purchase shares of the Company’s common stock that had an anti-dilutive effect on EPS was immaterial.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
The following table reconciles Net income to basic and diluted EPS:

	Three Months Ended March 31,
(in millions, except per share data)	2022	2021
Net income	$20.5	$22.2
Weighted average shares outstanding – Basic	60.7	60.6
Dilutive effect of common stock equivalents	0.7	1.1
Weighted average shares outstanding – Diluted	61.4	61.7
Earnings per share:
Basic	$0.34	$0.37
Diluted	0.33	0.36
NOTE 9 – STOCKHOLDERS’ EQUITY
Dividends
On February 18, 2022, the Company’s Board of Directors (the “Board”) declared a quarterly cash dividend of $0.09 per common share. The dividend totaled $5.5 million and was distributed on April 1, 2022 to stockholders of record at the close of business on March 18, 2022.
On April 26, 2022, the Board declared a quarterly cash dividend of $0.09 per common share payable on June 3, 2022 to stockholders of record at the close of business on May 20, 2022.
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
During the three months ended March 31, 2022, the Company repurchased 395,370 shares for a total of $13.6 million under its stock repurchase programs. No shares were repurchased under the stock repurchase programs during the three months ended March 31, 2021.
Accumulated Other Comprehensive Loss
The following tables summarize the changes in each component of Accumulated other comprehensive loss, net of tax in the three months ended March 31, 2022 and 2021:

(in millions) (a)	Actuarial Losses	Prior Service Costs	Foreign Currency Translation	Interest Rate Swaps	Total
Balance at January 1, 2022	$(67.9)	$(2.4)	$(3.4)	$(0.5)	$(74.2)
Other comprehensive income (loss) before reclassifications	0.5	—	(1.6)	1.9	0.8
Amounts reclassified from accumulated other comprehensive loss	0.5	—	—	0.2	0.7
Net current-period other comprehensive income (loss)	1.0	—	(1.6)	2.1	1.5
Balance at March 31, 2022	$(66.9)	$(2.4)	$(5.0)	$1.6	$(72.7)

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

(in millions) (a)	Actuarial Losses	Prior Service Costs	Foreign Currency Translation	Interest Rate Swaps	Total
Balance at January 1, 2021	$(88.2)	$(2.6)	$1.3	$(2.2)	$(91.7)
Other comprehensive (loss) income before reclassifications	(0.2)	—	(1.2)	1.0	(0.4)
Amounts reclassified from accumulated other comprehensive loss	0.9	—	—	(0.2)	0.7
Net current-period other comprehensive income (loss)	0.7	—	(1.2)	0.8	0.3
Balance at March 31, 2021	$(87.5)	$(2.6)	$0.1	$(1.4)	$(91.4)
(a)    Amounts in parentheses indicate losses.
The following table summarizes the amounts reclassified from Accumulated other comprehensive loss, net of tax, in the three months ended March 31, 2022 and 2021 and the affected line item in the Condensed Consolidated Statements of Operations:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in Condensed Consolidated Statements of Operations
	2022	2021
(in millions) (a)
Amortization of actuarial losses of defined benefit pension plans	$(0.7)	$(1.2)	Other income, net
Interest rate swaps	(0.2)	0.2	Interest expense
Total before tax	(0.9)	(1.0)
Income tax benefit	0.2	0.3	Income tax expense
Total reclassifications for the period, net of tax	$(0.7)	$(0.7)
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
The following tables summarize the Company’s operations by segment, including Net sales, Operating income (loss), and Total assets:

	Three Months Ended March 31,
(in millions)	2022	2021
Net sales:
Environmental Solutions	$274.2	$228.1
Safety and Security Systems	56.0	50.7
Total net sales	$330.2	$278.8
Operating income (loss):
Environmental Solutions	$26.8	$27.1
Safety and Security Systems	7.9	7.2
Corporate and eliminations	(6.2)	(6.5)
Total operating income	28.5	27.8
Interest expense	1.3	1.1
Other income, net	(0.4)	(0.5)
Income before income taxes	$27.6	$27.2

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

(in millions)	March 31, 2022	December 31, 2021
Total assets:
Environmental Solutions	$1,129.6	$1,098.2
Safety and Security Systems	258.5	226.9
Corporate and eliminations	37.0	41.0
Total assets	$1,425.1	$1,366.1
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
In determining fair value, the Company uses various valuation approaches within the fair value measurement framework. The valuation methodologies used for the Company’s assets and liabilities measured at fair value and their classification in the valuation hierarchy are summarized below.
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
Contingent Consideration
The Company has contingent obligations to transfer up to $15.5 million and $7.5 million to the former owners of Mark Rite Lines Equipment Company, Inc. (“MRL”) and Deist Industries, Inc. and certain of its affiliates (collectively, “Deist”), respectively, if specified financial results are met over future reporting periods (i.e., an earn-out). The MRL and Deist acquisitions were completed on July 1, 2019 and December 30, 2021, respectively. The contingent earn-out payments, if earned, would be due to be paid following the third anniversary of the closing of the respective acquisitions.
Liabilities for contingent consideration are measured at fair value each reporting period, with the acquisition-date fair value included as part of the consideration transferred. Subsequent changes in fair value are included as a component of Acquisition and integration-related expenses on the Condensed Consolidated Statements of Operations.
The Company uses an income approach to value the contingent consideration obligation based on the present value of risk-adjusted future cash flows under either a scenario-based or option-pricing method, as appropriate. Due to the lack of relevant observable market data over fair value inputs, such as prospective financial information or probabilities of future events as of March 31, 2022, the Company has classified the contingent consideration liability within Level 3 of the fair value hierarchy outlined in ASC 820, Fair Value Measurements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2022:

	Fair Value Measurement at Reporting Date Using
(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$0.1	$—	$—	$0.1
Interest rate swap	—	2.2	—	2.2
Liabilities:
Contingent consideration	—	—	2.7	2.7
The following table provides a roll-forward of the fair value of recurring Level 3 fair value measurements in the three months ended March 31, 2022 and 2021:

(in millions)	2022	2021
Contingent consideration liability, at January 1	$2.7	$4.2
Total losses included in earnings	—	—
Contingent consideration liability, at March 31	$2.7	$4.2

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide information that is supplemental to, and should be read together with, the condensed consolidated financial statements and the accompanying notes contained in this Form 10-Q, as well as Federal Signal Corporation’s Annual Report on Form 10-K for the year ended December 31, 2021. References herein to the “Company,” “we,” “our,” or “us” refer collectively to Federal Signal Corporation and its subsidiaries. Information in MD&A is intended to assist the reader in obtaining an understanding of (i) the condensed consolidated financial statements, (ii) the Company’s business segments and how the results of those segments impact the Company’s results of operations and financial condition as a whole and (iii) how certain accounting principles affect the Company’s condensed consolidated financial statements. The Company’s results for interim periods should not be regarded as necessarily indicative of results that may be expected for the entire year, which may differ materially due to, among other things, the risk factors described under Part I, Item 1A, Risk Factors, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 1, 2022.
Executive Summary
The Company is a leading global manufacturer and supplier of (i) vehicles and equipment for maintenance and infrastructure end-markets, including sewer cleaners, industrial vacuum loaders, vacuum- and hydro-excavation trucks (collectively, “safe-digging trucks”), street sweepers, road-marking and line-removal equipment, waterblasting equipment, dump truck bodies, trailers and metal extraction support equipment, and (ii) safety, security and communication equipment, such as lights, sirens and warning systems. In addition, we sell parts and provide service, repair, equipment rentals and training as part of a comprehensive aftermarket offering to our customer base. We operate 20 principal manufacturing facilities in five countries and provide products and integrated solutions to municipal, governmental, industrial and commercial customers in all regions of the world.
As described in Note 10 – Segment Information to the accompanying condensed consolidated financial statements, the Company’s business units are organized in two reportable segments: the Environmental Solutions Group and the Safety and Security Systems Group.
Coronavirus Update
During the three months ended March 31, 2022, customer demand for our product and service offerings continued at unprecedented levels, with our first quarter orders of $453 million representing the highest quarterly orders on record, surpassing the previous high that was established in the fourth quarter of 2021, and contributing to a record backlog of $751 million as of March 31, 2022.
However, as we had anticipated, the direct and indirect effects of the ongoing coronavirus pandemic continued to impact our ability to maximize production levels during the three months ended March 31, 2022. Specifically, the increased demand for our products combined with global supply chain disruptions have affected our ability to obtain a sufficient quantity of raw materials and purchased components, including chassis and hydraulics, that are necessary to our production processes and to deliver products to our customers. With these supply chain challenges, we have also experienced increases in the cost of raw materials, such as steel, and have taken measures to mitigate the associated impacts, such as implementing price increases and surcharges. From a labor perspective, the Company experienced an escalated level of coronavirus-related absences at several locations early in the year, which improved as the first quarter progressed. While we continue to work to mitigate these challenges as they arise, we cannot provide assurance that such efforts would continue to be successful in addressing a further significant deterioration in the global supply chain, if applicable, which could impact our ability to service our customers, effectively roll out and realize price increases to offset the effects of commodity inflation and sustain our profit margins.
We continue to closely monitor the impact of the coronavirus pandemic, including emerging variants, on our business, including how it is affecting our employees, customers, supply chain and distribution network. The overall magnitude of the direct and indirect impact of the pandemic on our operating and financial results remains uncertain and will largely depend on the duration of the pandemic and the measures implemented in response, as well as the effect on our customers and suppliers.
Operating Results
Net sales for the three months ended March 31, 2022 increased by $51.4 million, or 18%, compared to the prior-year quarter, inclusive of the effects of acquisitions and pricing actions. Our Environmental Solutions Group reported a net sales increase of $46.1 million, or 20%, primarily due to a $12.1 million improvement in aftermarket revenues and increases in sales of safe-digging trucks, dump truck bodies, metal extraction support equipment and trailers of $10.6 million, $8.4 million, $5.2 million and $3.2 million, respectively. Within our Safety and Security Systems Group, net sales increased by $5.3 million, or 10%, primarily due to a $5.5 million improvement in sales of public safety equipment.

Operating income for the three months ended March 31, 2022 increased by $0.7 million, or 3%, compared to the prior-year quarter, primarily driven by the $6.9 million improvement in gross profit, partially offset by the $5.4 million increase in SEG&A expenses and a $0.7 million increase in amortization expense. Consolidated operating margin for the three months ended March 31, 2022 was 8.6%, compared to 10.0% in the prior-year quarter.
Income before income taxes for the three months ended March 31, 2022 increased by $0.4 million, or 1%, compared to the prior-year quarter. The increase resulted from the higher operating income, partially offset by a $0.2 million increase in interest expense and a $0.1 million decrease in other income.
Net income for the three months ended March 31, 2022 decreased by $1.7 million compared to the prior-year quarter, largely due to a $2.1 million increase in income tax expense, partially offset by the aforementioned increase in income before taxes. The effective tax rate for the three months ended March 31, 2022 was 25.7%, compared to 18.4% in the prior-year quarter. We currently expect our full-year effective tax rate to be approximately 25%.
Total orders for the three months ended March 31, 2022 were $453 million, an increase of $69 million, or 18%, as compared to the prior-year quarter. Our Environmental Solutions Group reported total orders of $388 million in the three months ended March 31, 2022, an increase of $63 million, or 20% in comparison to the prior-year quarter. Orders in the three months ended March 31, 2022 within our Safety and Security Systems Group were $65 million, an increase of $5 million, or 9%, compared to the prior-year quarter.
Our consolidated backlog at March 31, 2022 was $751 million, an improvement of $342 million, or 83%, compared to the prior-year quarter.
Results of Operations
The following table summarizes our Condensed Consolidated Statements of Operations and illustrates the key financial indicators used to assess our consolidated financial results:

	Three Months Ended March 31,
($ in millions, except per share data)	2022	2021	Change
Net sales	$330.2	$278.8	$51.4
Cost of sales	254.5	210.0	44.5
Gross profit	75.7	68.8	6.9
Selling, engineering, general and administrative expenses	43.6	38.2	5.4
Amortization expense	3.3	2.6	0.7
Acquisition and integration-related expenses	0.3	0.2	0.1
Operating income	28.5	27.8	0.7
Interest expense	1.3	1.1	0.2
Other income, net	(0.4)	(0.5)	0.1
Income before income taxes	27.6	27.2	0.4
Income tax expense	7.1	5.0	2.1
Net income	$20.5	$22.2	$(1.7)
Operating data:
Operating margin	8.6%	10.0%	(1.4)%
Diluted earnings per share	$0.33	$0.36	$(0.03)
Total orders	452.6	384.1	68.5
Backlog	751.2	409.5	341.7
Depreciation and amortization	13.4	12.2	1.2
Net sales
Net sales for the three months ended March 31, 2022 increased by $51.4 million, or 18%, compared to the prior-year quarter, inclusive of the effects of acquisitions and pricing actions. The Environmental Solutions Group reported a net sales increase of $46.1 million, or 20%, primarily due to a $12.1 million improvement in aftermarket revenues and increases in sales of safe-digging trucks, dump truck bodies, metal extraction support equipment and trailers of $10.6 million, $8.4 million, $5.2 million and $3.2 million, respectively. Within the Safety and Security Systems Group, net sales increased by $5.3 million, or 10%, primarily due to a $5.5 million improvement in sales of public safety equipment.
Cost of sales
Cost of sales increased by $44.5 million, or 21%, for the three months ended March 31, 2022 compared to the prior-year quarter, largely due to an increase of $40.6 million, or 23%, within the Environmental Solutions Group, primarily related to increased sales volumes, inclusive of acquisition effects, higher material costs, and a $0.4 million increase in depreciation expense. Within the Safety and Security Systems Group, cost of sales increased by $3.9 million, or 12%, primarily related to higher sales volumes and increased material and freight costs.
Gross profit
Gross profit increased by $6.9 million, or 10%, for the three months ended March 31, 2022 compared to the prior-year quarter, primarily due to a $5.5 million improvement within the Environmental Solutions Group and a $1.4 million increase within the Safety and Security Systems Group. Gross profit as a percentage of revenues (“gross profit margin”) for the three months ended March 31, 2022 was 22.9%, compared to 24.7% in the prior-year quarter, primarily due to reductions in the Environmental Solutions Group and the Safety and Security Systems Group of 170 basis points and 100 basis points, respectively.
Selling, engineering, general and administrative expenses (“SEG&A”)
SEG&A expenses for the three months ended March 31, 2022 increased by $5.4 million, or 14%, compared to the prior-year quarter, primarily due to increases of $5.0 million and $0.7 million within the Environmental Solutions Group and the Safety and Security Systems Group, respectively, partially offset by a $0.3 million reduction in Corporate SEG&A expenses. As a percentage of net sales, SEG&A expenses were 13.2% in the current-year quarter, down from 13.7% in the prior-year quarter.
Operating income
Operating income for the three months ended March 31, 2022 increased by $0.7 million, or 3%, compared to the prior-year quarter, primarily driven by the $6.9 million improvement in gross profit, partially offset by the $5.4 million increase in SEG&A expenses and a $0.7 million increase in amortization expense. Consolidated operating margin for the three months ended March 31, 2022 was 8.6%, compared to 10.0% in the prior-year quarter.
Interest expense
Interest expense for the three months ended March 31, 2022 increased by $0.2 million, in comparison to the corresponding period in the prior year, largely due to higher average debt levels.
Other income, net
Other income, net, for the three months ended March 31, 2022 decreased by $0.1 million, primarily due to the recognition of less net periodic pension benefit in the current-year quarter.

Income tax expense
For the three months ended March 31, 2022, the Company recognized income tax expense of $7.1 million, resulting in an effective tax rate of 25.7%. For the three months ended March 31, 2021 the Company recognized income tax expense of $5.0 million, resulting in an effective tax rate of 18.4%. The Company’s income tax expense and effective tax rate in the prior-year quarter were lower primarily due to the recognition of $1.8 million of excess tax benefits associated with stock-based compensation activity.
Net income
Net income for the three months ended March 31, 2022 decreased by $1.7 million compared to the prior-year quarter, largely due to a $2.1 million increase in income tax expense, the $0.2 million increase in interest expense, and the $0.1 million decrease in other income, partially offset by the aforementioned improvement in operating income.

Environmental Solutions
The following table summarizes the Environmental Solutions Group’s operating results as of and for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
($ in millions)	2022	2021	Change
Net sales	$274.2	$228.1	$46.1
Operating income	26.8	27.1	(0.3)
Operating data:
Operating margin	9.8%	11.9%	(2.1)%
Total orders	$387.6	$324.2	$63.4
Backlog	690.1	379.3	310.8
Depreciation and amortization	12.4	11.3	1.1
Total orders for the three months ended March 31, 2022 increased by $63.4 million, or 20%, compared to the prior-year quarter. U.S. orders increased by $68.1 million, or 26%, primarily due to improvements in orders for safe-digging trucks, sewer cleaners, street sweepers, metal extraction support equipment, and industrial vacuum loaders of $17.7 million, $16.3 million, $14.8 million, $10.0 million, and $6.1 million, respectively. Additionally, aftermarket demand increased by $11.0 million. Partially offsetting these improvements were reductions in orders for dump truck bodies and road-marking and line-removal equipment of $8.9 million and $4.0 million, respectively. Non-U.S. orders decreased by $4.7 million, or 7%, primarily due to reductions in orders for industrial vacuum loaders, refuse trucks, dump truck bodies, and snow removal equipment of $2.1 million, $1.6 million, $1.0 million and $0.8 million, respectively, as well as a reduction in aftermarket demand of $3.6 million. Partially offsetting these reductions were improvements in orders for sewer cleaners and street sweepers of $3.4 million and $2.0 million, respectively.
Net sales for the three months ended March 31, 2022 increased by $46.1 million, or 20%, compared to the prior-year quarter, inclusive of the effects of acquisitions and pricing actions. For the three months ended March 31, 2022, U.S. sales increased by $46.2 million, or 25%, largely due to a $14.1 million improvement in aftermarket revenues and increases in sales of safe-digging trucks, dump truck bodies, street sweepers, trailers, metal extraction support equipment, hoists, and industrial vacuum loaders of $10.0 million, $7.5 million, $3.9 million, $3.2 million, $3.1 million, $3.0 million and $2.4 million, respectively. Partially offsetting these improvements was a $4.2 million reduction in shipments of sewer cleaners. Non-U.S. sales decreased by $0.1 million, primarily due to lower shipments of street sweepers of $2.8 million and a $2.0 million reduction in aftermarket revenues, partially offset by increases in sales of metal extraction support equipment, sewer cleaners and refuse trucks of $2.1 million, $1.4 million, $1.3 million, respectively.
Cost of sales for the three months ended March 31, 2022 increased by $40.6 million, or 23%, compared to the prior-year quarter, primarily due to increased sales volumes, inclusive of acquisition effects, higher material costs, and a $0.4 million increase in depreciation expense. Gross profit margin for the three months ended March 31, 2022 was 20.2%, compared to 21.9% in the prior-year quarter, with the impact of higher material costs and production inefficiencies associated with labor and supply chain disruptions being partially offset by the impact of pricing actions and a more favorable sales mix, associated with the increase in aftermarket demand.
SEG&A expenses for the three months ended March 31, 2022 increased by $5.0 million, or 25%, compared to the prior-year quarter, primarily due to the addition of costs from prior-year acquisitions, as well as increases in selling and marketing expenses. As a percentage of net sales, SEG&A expenses were 9.2% in the current-year quarter, compared to 8.9% in the prior-year quarter.
Operating income for the three months ended March 31, 2022 decreased by $0.3 million, or 1%, compared to the prior-year quarter, largely due to the $5.0 million increase in SEG&A expenses and a $0.7 million increase in amortization expense, partially offset by a $5.5 million improvement in gross profit.
Backlog was $690 million at March 31, 2022, compared to $379 million at March 31, 2021.

Safety and Security Systems
The following table summarizes the Safety and Security Systems Group’s operating results as of and for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
($ in millions)	2022	2021	Change
Net sales	$56.0	$50.7	$5.3
Operating income	7.9	7.2	0.7
Operating data:
Operating margin	14.1%	14.2%	(0.1)%
Total orders	$65.0	$59.9	$5.1
Backlog	61.1	30.2	30.9
Depreciation and amortization	1.0	0.9	0.1
Total orders for the three months ended March 31, 2022 increased by $5.1 million, or 9%, compared with the prior-year quarter. U.S. orders increased by $5.5 million, primarily due to improvements in orders for public safety equipment and warning systems of $3.6 million and $2.4 million, respectively. Non-U.S. orders decreased by $0.4 million, largely due to a $1.3 million reduction in orders for public safety equipment, as well as a $0.7 million unfavorable foreign currency translation impact, partially offset by improvements in orders for industrial signaling equipment and warning systems of $1.1 million and $0.5 million, respectively.
Net sales for the three months ended March 31, 2022 increased by $5.3 million, or 10%, compared to the prior-year quarter. U.S. sales increased by $2.6 million, primarily driven by a $2.6 million improvement in sales of public safety equipment. Non-U.S. sales increased by $2.7 million, largely due to improvements in sales of public safety equipment and industrial signaling equipment of $2.9 million and $1.0 million, respectively, partially offset by a $0.9 million unfavorable foreign currency translation impact.
Cost of sales for the three months ended March 31, 2022 increased by $3.9 million, or 12%, compared to the prior-year quarter, primarily related to higher sales volumes and increased material and freight costs, partially offset by a $0.7 million favorable foreign currency translation impact. Gross profit margin for the three months ended March 31, 2022 was 36.1%, compared to 37.1% in the prior-year quarter, with the decrease primarily attributable to the impact of higher material and freight costs, partially offset by the impact of pricing actions.
SEG&A expenses for the three months ended March 31, 2022 increased by $0.7 million, or 6%, compared to the prior-year quarter, primarily due to higher sales commissions. As a percentage of net sales, SEG&A expenses decreased from 22.9% in the prior-year quarter, to 22.0% in the current-year quarter.
Operating income for the three months ended March 31, 2022 increased by $0.7 million, or 10%, compared to the prior-year quarter, primarily due to a $1.4 million improvement in gross profit, partially offset by the $0.7 million increase in SEG&A expenses.
Backlog was $61 million at March 31, 2022, compared to $30 million at March 31, 2021.
Corporate Expenses
Corporate operating expenses for the three months ended March 31, 2022 were $6.2 million, compared to $6.5 million in the prior-year quarter, with the reduction primarily due to lower post-employment expenses, partially offset by higher incentive compensation expense.
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

Financial Condition, Liquidity and Capital Resources
The Company uses its cash flow from operations to fund growth and to make capital investments that sustain its operations, reduce costs, or both. Beyond these uses, remaining cash is used to pay down debt, repurchase shares, fund dividend payments and make pension contributions. The Company may also choose to invest in the acquisition of businesses. In the absence of significant unanticipated cash demands, we believe that the Company’s existing cash balances, cash flow from operations and borrowings available under the 2019 Credit Agreement will provide funds sufficient for these purposes. As of March 31, 2022, there was $327.8 million of cash drawn and $9.8 million of undrawn letters of credit under the 2019 Credit Agreement, with $162.4 million of availability for borrowings. The net cash flows associated with the Company’s rental equipment transactions are included in cash flow from operating activities.
The Company’s cash and cash equivalents totaled $39.2 million and $40.5 million as of March 31, 2022 and December 31, 2021, respectively. As of March 31, 2022, $15.7 million of cash and cash equivalents was held by foreign subsidiaries. Cash and cash equivalents held by subsidiaries outside the U.S. typically are held in the currency of the country in which it is located. The Company uses this cash to fund the operating activities of its foreign subsidiaries and for further investment in foreign operations. Generally, the Company has considered such cash to be permanently reinvested in its foreign operations and the Company’s current plans do not demonstrate a need to repatriate such cash to fund U.S. operations. However, in the event that these funds are needed to fund U.S. operations or to satisfy U.S. obligations, they generally could be repatriated. The repatriation of these funds may cause the Company to incur additional U.S. income tax expense, dependent on income tax laws and other circumstances at the time any such amounts are repatriated.
Net cash of $7.0 million was provided by operating activities in the three months ended March 31, 2022, compared to $26.0 million in the prior-year period, with the year-over-year change primarily due to the seasonal build up of working capital, including increases due to timing differences and strategic stocking of critical inventory components, such as chassis, to support demand levels and partially mitigate ongoing supply chain constraints. Partially offsetting these increases was a $0.9 million decrease in pension contributions.
Net cash of $34.3 million was used for investing activities in the three months ended March 31, 2022, compared to $56.4 million in the prior-year period. During the three months ended March 31, 2022, the Company completed the purchase of its University Park, Illinois manufacturing facility for $27.8 million and funded $5.9 million of other capital expenditures. Capital expenditures in the prior-year period were $4.3 million. During the three months ended March 31, 2021, the Company also paid initial consideration of $53.5 million to acquire OSW.
Net cash of $26.1 million was provided by financing activities in the three months ended March 31, 2022, compared with $4.0 million in the prior-year period. In the three months ended March 31, 2022, the Company borrowed $46.8 million against its revolving credit facility, primarily to fund the purchase of the University Park facility. The Company also funded cash dividends and share repurchases of $5.5 million and $13.6 million, respectively, and redeemed $1.5 million of stock in order to remit funds to tax authorities to satisfy employees’ tax withholdings following the vesting of stock-based compensation and the exercise of stock options. In the three months ended March 31, 2021, the Company borrowed $10.1 million against its revolving credit facility, received $3.3 million from stock option exercises, funded cash dividends of $5.5 million and redeemed $4.0 million of stock in order to remit funds to tax authorities to satisfy employees’ tax withholdings following the vesting of stock-based compensation and the exercise of stock options.
The Company is subject to certain net leverage ratio and interest coverage ratio financial covenants under the 2019 Credit Agreement that are to be measured at each fiscal quarter-end. The Company was in compliance with all such covenants as of March 31, 2022.
Excluding the University Park facility acquisition, the Company anticipates that capital expenditures for 2022 will be in the range of $25 million to $30 million. The Company believes that its financial resources and major sources of liquidity, including cash flow from operations and borrowing capacity, will be adequate to meet its operating needs, capital needs and financial commitments.
Contractual Obligations and Off-Balance Sheet Arrangements
During the three months ended March 31, 2022, there have been no material changes in the Company’s contractual obligations and off-balance sheet arrangements as described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk.
See Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. During the three months ended March 31, 2022, there have been no significant changes in our exposure to market risk.
Item 4.     Controls and Procedures.
As required by Rule 13a-15 under the Exchange Act, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of March 31, 2022. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2022.
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
Item 1A. Risk Factors.
There have been no material changes in the Company’s risk factors as described in Item 1A, Risk Factors, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides a summary of the Company’s repurchase activity for its common stock during the three months ended March 31, 2022:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (a) (b)
January 2022 (1/1/22 - 2/5/22)	—	$—	—	$75,149,983
February 2022 (2/6/22 - 3/5/22)	—	—	—	75,149,983
March 2022 (3/6/22 - 4/2/22)	395,370	34.3051	395,370	61,586,779
(a)    In November 2014, the Board authorized a stock repurchase program of up to $75.0 million of the Company’s common stock.
(b)    In March 2020, the Board authorized an additional stock repurchase program of up to $75.0 million of the Company’s common stock. This program supplements the November 2014 stock repurchase program, which remains in effect.
Item 3.    Defaults upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
On May 2, 2022, the Company issued a press release announcing its financial results for the three months ended March 31, 2022. The presentation slides for the first quarter 2022 earnings call were also posted on the Company’s website at that time. The full text of the first quarter financial results press release and earnings presentation are attached hereto as Exhibits 99.1 and 99.2, respectively, to this Form 10-Q.

Item 6.    Exhibits.

3.1	Restated Certificate of Incorporation of the Company. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed April 30, 2010.

3.2	Amended and Restated By-laws of the Company. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed February 9, 2016.

10.1*	Employment Letter dated as of January 31, 2022, by and between the Company and Diane I. Bonina.

10.2
Purchase and Sale Agreement, dated as of February 1, 2022, by and between 2645 Federal Signal Drive Fee, LLC, and the Company. Incorporated by reference to Exhibit 10.ww. to the Company’s Form 10-K for the year ended December 31, 2021.

31.1	CEO Certification under Section 302 of the Sarbanes-Oxley Act.

31.2	CFO Certification under Section 302 of the Sarbanes-Oxley Act.

32.1	CEO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act.

32.2	CFO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act.

99.1	First Quarter Financial Results Press Release, Dated May 2, 2022.

99.2	First Quarter Earnings Call Presentation Slides.

101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
*Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(a)(3) of Form 10-K.

SIGNATURE
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Signal Corporation

Date:	May 2, 2022	/s/ Ian A. Hudson
Ian A. Hudson
Senior Vice President and Chief Financial Officer (Principal Financial Officer)