Form 10-Q
period 2022-06-30
FEDERAL SIGNAL CORP /DE/
filed 2022-07-27
CIK 277509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of June 30, 2022, the number of shares outstanding of the registrant’s common stock was 60,626,682.

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

PART I. FINANCIAL INFORMATION
Item 1.     Financial Statements (Unaudited).
FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2022	2021	2022	2021
Net sales	$366.7	$334.7	$696.9	$613.5
Cost of sales	276.9	253.1	531.4	463.1
Gross profit	89.8	81.6	165.5	150.4
Selling, engineering, general and administrative expenses	42.1	40.0	85.7	78.2
Amortization expense	3.2	2.8	6.5	5.4
Acquisition and integration-related (benefits) expenses	(1.7)	0.3	(1.4)	0.5
Operating income	46.2	38.5	74.7	66.3
Interest expense	1.9	1.1	3.2	2.2
Other income, net	(0.3)	(0.3)	(0.7)	(0.8)
Income before income taxes	44.6	37.7	72.2	64.9
Income tax expense	11.1	8.0	18.2	13.0
Net income	$33.5	$29.7	$54.0	$51.9
Earnings per share:
Basic	$0.55	$0.49	$0.89	$0.85
Diluted	0.55	0.48	0.88	$0.84
Weighted average common shares outstanding:
Basic	60.4	60.9	60.6	60.8
Diluted	60.9	61.8	61.1	61.8
See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Net income	$33.5	$29.7	$54.0	$51.9
Other comprehensive (loss) income:
Change in foreign currency translation adjustment	(8.6)	2.0	(10.2)	0.8
Change in unrecognized net actuarial loss and prior service cost related to pension benefit plans, net of income tax expense of $0.1, $0.3, $0.5 and $0.5, respectively	2.1	1.0	3.1	1.7
Change in unrealized gain or loss on interest rate swaps, net of income tax expense of $0.1, $0.0, $0.8 and $0.3, respectively	0.2	—	2.3	0.8
Total other comprehensive (loss) income	(6.3)	3.0	(4.8)	3.3
Comprehensive income	$27.2	$32.7	$49.2	$55.2
See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31, 2021
(in millions, except per share data)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$31.2	$40.5
Accounts receivable, net of allowances for doubtful accounts of $2.4 and $2.1, respectively	169.9	136.0
Inventories	259.6	229.1
Prepaid expenses and other current assets	19.2	25.4
Total current assets	479.9	431.0
Properties and equipment, net of accumulated depreciation of $159.1 and $151.6, respectively	172.2	141.9
Rental equipment, net of accumulated depreciation of $43.8 and $43.8, respectively	111.6	108.4
Operating lease right-of-use assets	26.7	29.8
Goodwill	430.7	432.2
Intangible assets, net of accumulated amortization of $49.1 and $42.7, respectively	203.4	205.7
Deferred tax assets	7.7	8.4
Other long-term assets	11.6	8.7
Total assets	$1,443.8	$1,366.1
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term borrowings and finance lease obligations	$0.7	$0.6
Accounts payable	77.9	64.8
Customer deposits	23.6	21.9
Accrued liabilities:
Compensation and withholding taxes	28.9	29.9
Current operating lease liabilities	6.7	8.8
Other current liabilities	41.9	44.4
Total current liabilities	179.7	170.4
Long-term borrowings and finance lease obligations	326.1	282.2
Long-term operating lease liabilities	20.7	22.1
Long-term pension and other postretirement benefit liabilities	36.6	40.4
Deferred tax liabilities	57.7	53.2
Other long-term liabilities	13.9	13.8
Total liabilities	634.7	582.1
Stockholders’ equity:
Common stock, $1 par value per share, 90.0 shares authorized, 69.2 and 68.9 shares issued, respectively	69.2	68.9
Capital in excess of par value	262.4	256.7
Retained earnings	726.7	683.6
Treasury stock, at cost, 8.6 and 8.0 shares, respectively	(170.2)	(151.0)
Accumulated other comprehensive loss	(79.0)	(74.2)
Total stockholders’ equity	809.1	784.0
Total liabilities and stockholders’ equity	$1,443.8	$1,366.1
See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
(in millions)	2022	2021
Operating activities:
Net income	$54.0	$51.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27.1	24.8
Stock-based compensation expense	5.4	3.8
Deferred income taxes	3.2	—
Changes in operating assets and liabilities	(67.3)	(41.2)
Net cash provided by operating activities	22.4	39.3
Investing activities:
Purchases of properties and equipment	(41.5)	(9.3)
Payments for acquisition-related activity, net of cash acquired	(5.9)	(52.2)
Other, net	1.4	0.2
Net cash used for investing activities	(46.0)	(61.3)
Financing activities:
Increase in revolving lines of credit, net	44.1	10.0
Purchases of treasury stock	(16.1)	(0.2)
Redemptions of common stock to satisfy withholding taxes related to stock-based compensation	(2.5)	(7.7)
Cash dividends paid to stockholders	(10.9)	(11.0)
Proceeds from stock-based compensation activity	0.1	3.8
Other, net	0.2	0.1
Net cash provided by (used for) financing activities	14.9	(5.0)
Effects of foreign exchange rate changes on cash and cash equivalents	(0.6)	(0.2)
Decrease in cash and cash equivalents	(9.3)	(27.2)
Cash and cash equivalents at beginning of year	40.5	81.7
Cash and cash equivalents at end of period	$31.2	$54.5
See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Three Months Ended June 30, 2022
(in millions)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at April 1, 2022	$69.1	$259.3	$698.6	$(166.5)	$(72.7)	$787.8
Net income			33.5			33.5
Total other comprehensive loss					(6.3)	(6.3)
Cash dividends declared ($0.09 per share)			(5.4)			(5.4)
Stock-based payments:
Stock-based compensation		2.3				2.3
Stock option exercises and other	0.1	0.8		(1.2)		(0.3)
Stock repurchase program				(2.5)		(2.5)
Balance at June 30, 2022	$69.2	$262.4	$726.7	$(170.2)	$(79.0)	$809.1

	Three Months Ended June 30, 2021
(in millions)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at April 1, 2021	$68.4	$245.2	$621.7	$(124.3)	$(91.4)	$719.6
Net income			29.7			29.7
Total other comprehensive income					3.0	3.0
Cash dividends declared ($0.09 per share)			(5.5)			(5.5)
Stock-based payments:
Stock-based compensation		1.9				1.9
Stock option exercises and other	0.3	2.5		(5.3)		(2.5)
Stock repurchase program				(0.2)		(0.2)
Balance at June 30, 2021	$68.7	$249.6	$645.9	$(129.8)	$(88.4)	$746.0

	Six Months Ended June 30, 2022
(in millions)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2022	$68.9	$256.7	$683.6	$(151.0)	$(74.2)	$784.0
Net income			54.0			54.0
Total other comprehensive loss					(4.8)	(4.8)
Cash dividends declared ($0.18 per share)			(10.9)			(10.9)
Stock-based payments:
Stock-based compensation		4.7				4.7
Stock option exercises and other	0.2	1.1		(1.8)		(0.5)
Performance share unit transactions	0.1	(0.1)		(1.3)		(1.3)
Stock repurchase program				(16.1)		(16.1)
Balance at June 30, 2022	$69.2	$262.4	$726.7	$(170.2)	$(79.0)	$809.1
See notes to condensed consolidated financial statements.

	Six Months Ended June 30, 2021
(in millions)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2021	$67.8	$240.8	$605.0	$(119.8)	$(91.7)	$702.1
Net income			51.9			51.9
Total other comprehensive income					3.3	3.3
Cash dividends declared ($0.18 per share)			(11.0)			(11.0)
Stock-based payments:
Stock-based compensation		3.2				3.2
Stock option exercises and other	0.7	5.8		(6.0)		0.5
Performance share unit transactions	0.2	(0.2)		(3.8)		(3.8)
Stock repurchase program				(0.2)		(0.2)
Balance at June 30, 2021	$68.7	$249.6	$645.9	$(129.8)	$(88.4)	$746.0
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
NOTE 2 – REVENUE RECOGNITION
The following table presents the Company’s Net sales disaggregated by geographic region, based on the location of the end customer, and by major product line:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Geographic Region:
U.S.	$299.8	$243.7	$564.2	$459.2
Canada	44.0	66.1	86.3	106.7
Europe/Other	22.9	24.9	46.4	47.6
Total net sales	$366.7	$334.7	$696.9	$613.5
Major Product Line:
Environmental Solutions
Vehicles and equipment (a)	$235.8	$213.7	$453.2	$392.7
Parts	45.1	39.5	85.9	75.2
Rental income (b)	16.1	13.2	25.8	20.7
Other (c)	9.3	14.9	15.6	20.8
Total	306.3	281.3	580.5	509.4
Safety and Security Systems
Public safety and security equipment	37.5	32.1	73.6	63.4
Industrial signaling equipment	15.1	14.3	29.3	27.7
Warning systems	7.8	7.0	13.5	13.0
Total	60.4	53.4	116.4	104.1
Total net sales	$366.7	$334.7	$696.9	$613.5
(a)    Includes net sales from the sale of new and used vehicles and equipment, including sales of rental equipment.
(b)    Represents income from vehicle and equipment lease arrangements with customers.
(c)    Primarily includes revenues from services, such as maintenance and repair work, and the sale of extended warranty contracts.
Contract Balances
The Company recognizes contract liabilities when cash payments, such as customer deposits, are received in advance of the Company’s satisfaction of the related performance obligations. Contract liabilities are recognized as Net sales when the related performance obligations are satisfied, which generally occurs within three to six months of the cash receipt. Contract liability balances are not materially impacted by any other factors. The Company’s contract liabilities were $27.0 million and $25.3 million as of June 30, 2022 and December 31, 2021, respectively. Contract assets, such as unbilled receivables, were not material as of any of the periods presented herein.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
NOTE 3 – INVENTORIES
The following table summarizes the components of Inventories:

(in millions)	June 30, 2022	December 31, 2021
Finished goods	$92.3	$87.9
Raw materials	136.4	116.4
Work in process	30.9	24.8
Total inventories	$259.6	$229.1
NOTE 4 – DEBT
The following table summarizes the components of Long-term borrowings and finance lease obligations:

(in millions)	June 30, 2022	December 31, 2021
2019 Credit Agreement (a)	$324.5	$280.7
Finance lease obligations	2.3	2.1
Total long-term borrowings and finance lease obligations, including current portion	326.8	282.8
Less: Current finance lease obligations	0.7	0.6
Total long-term borrowings and finance lease obligations	$326.1	$282.2
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
The following table summarizes the carrying amounts and estimated fair values of the Company’s long-term borrowings:

	June 30, 2022		December 31, 2021
(in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value
Long-term borrowings (a)	$326.8	$326.8	$282.8	$282.8
(a)     Long-term borrowings includes current finance lease obligations of $0.7 million and $0.6 million as of June 30, 2022 and December 31, 2021, respectively.
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
The Company is subject to certain net leverage ratio and interest coverage ratio financial covenants under the 2019 Credit Agreement that are to be measured at each fiscal quarter-end. The Company was in compliance with all such covenants as of June 30, 2022.
As of June 30, 2022, there was $324.5 million of cash drawn and $9.8 million of undrawn letters of credit under the 2019 Credit Agreement, with $165.7 million of net availability for borrowings. As of December 31, 2021, there was $280.7 million cash drawn and $10.1 million of undrawn letters of credit under the 2019 Credit Agreement, with $209.2 million of net availability for borrowings.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
The following table summarizes the gross borrowings and gross payments under the Company’s revolving credit facilities:

	Six Months Ended June 30,
(in millions)	2022	2021
Gross borrowings	$67.0	$109.0
Gross payments	22.9	99.0
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
At June 30, 2022, the fair value of the Swap was an asset of $2.4 million, which was included in Other long-term assets on the Condensed Consolidated Balance Sheet. At December 31, 2021, the fair value of the Swap was a liability of $0.7 million, which was included in Other long-term liabilities on the Condensed Consolidated Balance Sheet. During the three and six months ended June 30, 2022, unrealized pre-tax gains of $0.2 million and $3.1 million, respectively, were recorded in Accumulated other comprehensive loss. During the three months ended June 30, 2021, no unrealized pre-tax gain or loss was recorded in Accumulated other comprehensive loss, whereas during the six months ended June 30, 2021, an unrealized pre-tax gain of $1.1 million was recorded. No ineffectiveness was recorded in either period.
NOTE 5 – INCOME TAXES
For the three months ended June 30, 2022, the Company recognized income tax expense of $11.1 million, resulting in an effective tax rate of 24.9%. For the three months ended June 30, 2021, the Company recognized income tax expense of $8.0 million, resulting in an effective tax rate of 21.2%. The Company’s income tax expense and effective tax rate in the current-year quarter were higher primarily due to increased pre-tax income and a $1.5 million reduction in excess tax benefits associated with stock-based compensation activity compared to the prior-year quarter.
For the six months ended June 30, 2022, the Company recognized income tax expense of $18.2 million, resulting in an effective tax rate of 25.2%. For the six months ended June 30, 2021, the Company recognized income tax expense of $13.0 million, resulting in an effective tax rate of 20.0%. The Company’s income tax expense and effective tax rate in the current-year period were higher primarily due to increased pre-tax income and a $3.4 million reduction in excess tax benefits associated with stock-based compensation activity compared to the prior-year period.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
NOTE 6 – PENSIONS
The following table summarizes the components of Net periodic pension benefit:

	U.S. Benefit Plan				Non-U.S. Benefit Plan
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021	2022	2021	2022	2021
Service cost	$—	$—	$—	$—	$—	$—	$—	$0.1
Interest cost	1.0	1.2	2.1	2.4	0.2	0.1	0.4	0.3
Amortization of actuarial loss	0.6	0.9	1.1	1.9	0.1	0.2	0.3	0.4
Amortization of prior service cost	—	—	—	—	0.1	0.1	0.1	0.1
Expected return on plan assets	(1.8)	(2.4)	(3.5)	(4.8)	(0.5)	(0.5)	(1.0)	(1.0)
Net periodic pension benefit	$(0.2)	$(0.3)	$(0.3)	$(0.5)	$(0.1)	$(0.1)	$(0.2)	$(0.1)
The items that comprise Net periodic pension benefit, other than service cost, are included as a component of Other income, net on the Condensed Consolidated Statements of Operations.
NOTE 7 – COMMITMENTS AND CONTINGENCIES
Financial Commitments
The Company provides indemnifications and other guarantees in the ordinary course of business, the terms of which range in duration and often are not explicitly defined. Specifically, the Company is occasionally required to provide letters of credit and bid and performance bonds to various customers, principally to act as security for retention levels related to casualty insurance policies and to guarantee the performance of subsidiaries that engage in export and domestic transactions. At June 30, 2022, the Company had outstanding performance and financial standby letters of credit, as well as outstanding bid and performance bonds, aggregating to $34.1 million. If any such letters of credit or bonds are called, the Company would be obligated to reimburse the issuer of the letter of credit or bond. The Company believes the likelihood of any currently outstanding letter of credit or bond being called is remote.
The Company has transactions involving the sale of equipment to certain of its customers which include (i) guarantees to repurchase the equipment for a fixed price at a future date and (ii) guarantees to repurchase the equipment from the third-party lender in the event of default by the customer. As of June 30, 2022, both the single year and maximum potential cash payments the Company could be required to make to repurchase equipment under these agreements amounted to $2.6 million. The Company’s risk under these repurchase arrangements would be partially mitigated by the value of the products repurchased as part of the transaction. Historical cash requirements and losses associated with these obligations have not been significant but could increase if customer defaults exceed current expectations.
The Company has certain lease agreements for facilities owned by affiliates which include provisions requiring the Company to guarantee any remaining lease payments in the event of default. As of June 30, 2022, the total amount of future payments guaranteed under these agreements was approximately $1.4 million. The Company believes the likelihood of defaulting on these leases is remote.
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

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
The following table summarizes the changes in the Company’s warranty liabilities during the six months ended June 30, 2022 and 2021:

(in millions)	2022	2021
Balance at January 1	$9.7	$10.2
Provisions to expense	3.5	3.5
Acquisitions	—	0.2
Payments	(3.9)	(4.3)
Balance at June 30	$9.3	$9.6
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
Thereafter, on December 20, 2021, the parties executed a settlement agreement to resolve claims of approximately 462 firefighters still involved in the Cook County litigation, as well as the DuPage County litigation discussed below. Under the terms of the settlement agreement, the Company agreed to pay a lump sum of $0.2 million to resolve the claims of these firefighters. The estimated settlement amount was accrued by the Company. The Company agreed to pay this lump sum amount based upon its assessment of firefighters who meet minimal bilateral hearing loss standards, which is a subset of the larger group referenced above. The settlement agreement did not require the payment of any attorney fees by the Company. The settlement agreement also provided that plaintiffs’ attorney would withdraw from representing firefighters who do not agree to the settlement. The Company had discretion to void the settlement agreement if less than 93% of these firefighters agreed to settle their claims; the settlement agreement would also be voided if less than 70% of eligible firefighters agreed to the settlement. The settlement agreement was subject to review and approval by the Court. In July 2022, the Company issued the $0.2 million settlement payment for eligible plaintiffs who submitted a release. Other eligible plaintiffs may appear in court on August 5, 2022, with new counsel or their cases will be dismissed for want of prosecution.
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
On September 17, 2014, 20 lawsuits, involving a total of 193 Buffalo Fire Department firefighters, were filed in the Supreme Court of the State of New York, Erie County. All of the cases filed in Erie County, New York were removed to federal court in the Western District of New York. Plaintiffs filed a motion to consolidate and bifurcate these cases, similar to the motion filed in the Pittsburgh hearing loss cases, as described below. The Company filed an opposition to the motion. During February 2015, a lawsuit involving one New York City firefighter plaintiff was filed in the Supreme Court of the State of New York, New York County. The plaintiff named the Company as well as several other parties as defendants. That case subsequently was transferred to federal court in the Northern District of New York and thereafter dismissed. During April 2015 through January 2016, 29 new cases involving a total of 235 firefighters were filed in various counties in the New York City area. During December 2016 through October 2017, additional cases were filed in these jurisdictions. On February 5, 2018, the Company was served with a complaint in an additional case filed in Kings County, New York. This case involved one plaintiff. Prior to a dismissal of these cases pursuant to the Tolling Agreement, discussed below, there was a total of 536 firefighters involved in cases filed in the State of New York.
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
A second trial involving Pittsburgh firefighters began during January 2018. At the outset of this trial, plaintiffs’ attorneys, who represent all firefighters who have filed cases in Allegheny County, Philadelphia, Buffalo, New Jersey, Massachusetts, and Florida, as described above, requested that the Company consider settlement of various cases. This trial was continued to allow the parties to further discuss possible settlement. During March 2018, the parties agreed in principle on a framework (the “Settlement Framework”) to resolve hearing loss claims and cases in all jurisdictions involved in the hearing loss litigation except in Cook County and Lackawanna County, and excluding one case involving one firefighter in New York City. The firefighters excluded from the Settlement Framework are represented by different attorneys. The Company settled the cases in Lackawanna County and settled the case involving one firefighter in New York City for nominal amounts. Pursuant to the Settlement Framework, the Company would pay $700 to each firefighter who filed a lawsuit and is eligible to be part of the settlement. The Company would pay $300 to each firefighter who has not yet filed a case and is eligible to be part of the settlement. The settlement agreement does not include the payment of any attorney fees by the Company. To be eligible for settlement, among other things, firefighters must provide proof that they have high frequency noise-induced hearing loss. There are approximately 3,700 firefighters whose claims may be considered as part of this settlement, including approximately 1,320 firefighters who have ongoing filed lawsuits. This Settlement Framework was finalized in a global settlement agreement executed on November 4, 2019. Pursuant to this global settlement agreement, the parties are now in the process of determining how many of the approximately 3,700 firefighters will be eligible to participate in the settlement. In order to minimize the parties’ respective legal costs and expenses during this settlement process, on July 5, 2018, the parties entered into a tolling agreement (the “Tolling Agreement”). Pursuant to the Tolling Agreement, counsel for the settling firefighters agreed to dismiss the pending lawsuits in all jurisdictions except for the Allegheny County (Pittsburgh), Pennsylvania cases, and the Company agreed to a tolling of any statute of limitations applicable to the dismissed cases. The Tolling Agreement continued in place until the parties executed the global settlement agreement on November 4, 2019. After execution of the global settlement agreement, the Allegheny County (Pittsburgh) cases were dismissed. The global settlement agreement requires plaintiffs’ attorneys to withdraw from representing firefighters who elect not to participate in this settlement.
As of June 30, 2022, the Company has recognized an estimated liability for the potential settlement amount under the Settlement Framework. While it is reasonably possible that the ultimate resolution of this matter may result in a loss in excess of the amount accrued, the incremental loss is not expected to be material.
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

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
NOTE 8 – EARNINGS PER SHARE
The Company computes earnings per share (“EPS”) in accordance with Accounting Standards Codification (“ASC”) 260, Earnings per Share, which requires that non-vested restricted stock containing non-forfeitable dividend rights should be treated as participating securities pursuant to the two-class method. Under the two-class method, net income is reduced by the amount of dividends declared in the period for common stock and participating securities. The remaining undistributed earnings are then allocated to common stock and participating securities as if all of the net income for the period had been distributed. The amounts of distributed and undistributed earnings allocated to participating securities for the three and six months ended June 30, 2022 and 2021 were insignificant and did not materially impact the calculation of basic or diluted EPS.
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
For the three and six months ended June 30, 2022, options to purchase 0.3 million and 0.2 million shares, respectively, of the Company’s common stock had an anti-dilutive effect on EPS, and accordingly, were excluded from the calculation of diluted EPS. For both the three and six months ended June 30, 2021, options to purchase 0.2 million shares of the Company’s common stock had an anti-dilutive effect on EPS, and accordingly, were excluded from the calculation of diluted EPS.
The following table reconciles Net income to basic and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2022	2021	2022	2021
Net income	$33.5	$29.7	$54.0	$51.9
Weighted average shares outstanding – Basic	60.4	60.9	60.6	60.8
Dilutive effect of common stock equivalents	0.5	0.9	0.5	1.0
Weighted average shares outstanding – Diluted	60.9	61.8	61.1	61.8
Earnings per share:
Basic	$0.55	$0.49	$0.89	$0.85
Diluted	0.55	0.48	0.88	0.84
NOTE 9 – STOCKHOLDERS’ EQUITY
Dividends
On February 18, 2022, the Company’s Board of Directors (the “Board”) declared a quarterly cash dividend of $0.09 per common share. The dividend totaled $5.5 million and was distributed on April 1, 2022 to stockholders of record at the close of business on March 18, 2022.
On April 26, 2022, the Board declared a quarterly cash dividend of $0.09 per common share. The dividend totaled $5.4 million and was distributed on June 3, 2022 to stockholders of record at the close of business on May 20, 2022.
During the three and six months ended June 30, 2021, dividends of $5.5 million and $11.0 million, respectively, were paid to stockholders.
On July 25, 2022, the Board declared a quarterly cash dividend of $0.09 per common share payable on September 2, 2022 to stockholders of record at the close of business on August 19, 2022.
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
During the three months ended June 30, 2022, the Company repurchased 77,011 shares for a total of $2.5 million under its stock repurchase programs. During the six months ended June 30, 2022, the Company repurchased 472,381 shares for a total of $16.1 million under its stock repurchase programs.
During the three and six months ended June 30, 2021, the Company repurchased 5,000 shares for a total of $0.2 million under its stock repurchase programs.
Accumulated Other Comprehensive Loss
The following tables summarize the changes in each component of Accumulated other comprehensive loss, net of tax in the three months ended June 30, 2022 and 2021:

(in millions) (a)	Actuarial Losses	Prior Service Costs	Foreign Currency Translation	Interest Rate Swaps	Total
Balance at April 1, 2022	$(66.9)	$(2.4)	$(5.0)	$1.6	$(72.7)
Other comprehensive income (loss) before reclassifications	1.3	0.2	(8.6)	0.1	(7.0)
Amounts reclassified from accumulated other comprehensive loss	0.5	0.1	—	0.1	0.7
Net current-period other comprehensive income (loss)	1.8	0.3	(8.6)	0.2	(6.3)
Balance at June 30, 2022	$(65.1)	$(2.1)	$(13.6)	$1.8	$(79.0)

(in millions) (a)	Actuarial Losses	Prior Service Costs	Foreign Currency Translation	Interest Rate Swaps	Total
Balance at April 1, 2021	$(87.5)	$(2.6)	$0.1	$(1.4)	$(91.4)
Other comprehensive income (loss) before reclassifications	0.1	—	2.0	(0.2)	1.9
Amounts reclassified from accumulated other comprehensive loss	0.8	0.1	—	0.2	1.1
Net current-period other comprehensive income	0.9	0.1	2.0	—	3.0
Balance at June 30, 2021	$(86.6)	$(2.5)	$2.1	$(1.4)	$(88.4)
(a)    Amounts in parentheses indicate losses.
The following tables summarize the changes in each component of Accumulated other comprehensive loss, net of tax in the six months ended June 30, 2022 and 2021:

(in millions) (a)	Actuarial Losses	Prior Service Costs	Foreign Currency Translation	Interest Rate Swaps	Total
Balance at January 1, 2022	$(67.9)	$(2.4)	$(3.4)	$(0.5)	$(74.2)
Other comprehensive income (loss) before reclassifications	1.8	0.2	(10.2)	2.0	(6.2)
Amounts reclassified from accumulated other comprehensive loss	1.0	0.1	—	0.3	1.4
Net current-period other comprehensive income (loss)	2.8	0.3	(10.2)	2.3	(4.8)
Balance at June 30, 2022	$(65.1)	$(2.1)	$(13.6)	$1.8	$(79.0)

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

(in millions) (a)	Actuarial Losses	Prior Service Costs	Foreign Currency Translation	Interest Rate Swaps	Total
Balance at January 1, 2021	$(88.2)	$(2.6)	$1.3	$(2.2)	$(91.7)
Other comprehensive (loss) income before reclassifications	(0.1)	—	0.8	0.4	1.1
Amounts reclassified from accumulated other comprehensive loss	1.7	0.1	—	0.4	2.2
Net current-period other comprehensive income	1.6	0.1	0.8	0.8	3.3
Balance at June 30, 2021	$(86.6)	$(2.5)	$2.1	$(1.4)	$(88.4)
(a)    Amounts in parentheses indicate losses.
The following table summarizes the amounts reclassified from Accumulated other comprehensive loss, net of tax, in the three months ended June 30, 2022 and 2021 and the affected line item in the Condensed Consolidated Statements of Operations:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in Condensed Consolidated Statements of Operations
	2022	2021
(in millions) (a)
Amortization of actuarial losses of defined benefit pension plans	$(0.7)	$(1.1)	Other income, net
Amortization of prior service costs of defined benefit pension plans	(0.1)	(0.1)	Other income, net
Interest rate swaps	(0.1)	(0.3)	Interest expense
Total before tax	(0.9)	(1.5)
Income tax benefit	0.2	0.4	Income tax expense
Total reclassifications for the period, net of tax	$(0.7)	$(1.1)
(a)    Amounts in parentheses indicate losses.
The following table summarizes the amounts reclassified from Accumulated other comprehensive loss, net of tax, in the six months ended June 30, 2022 and 2021 and the affected line item in the Condensed Consolidated Statements of Operations:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in Condensed Consolidated Statements of Operations
	2022	2021
(in millions) (a)
Amortization of actuarial losses of defined benefit pension plans	$(1.4)	$(2.3)	Other income, net
Amortization of prior service costs of defined benefit pension plans	(0.1)	(0.1)	Other income, net
Interest rate swaps	(0.3)	(0.5)	Interest expense
Total before tax	(1.8)	(2.9)
Income tax benefit	0.4	0.7	Income tax expense
Total reclassifications for the period, net of tax	$(1.4)	$(2.2)
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
The following tables summarize the Company’s operations by segment, including Net sales, Operating income (loss), and Total assets:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Net sales:
Environmental Solutions	$306.3	$281.3	$580.5	$509.4
Safety and Security Systems	60.4	53.4	116.4	104.1
Total net sales	$366.7	$334.7	$696.9	$613.5
Operating income (loss):
Environmental Solutions	$39.1	$38.5	$65.9	$65.6
Safety and Security Systems	10.3	7.8	18.2	15.0
Corporate and eliminations	(3.2)	(7.8)	(9.4)	(14.3)
Total operating income	46.2	38.5	74.7	66.3
Interest expense	1.9	1.1	3.2	2.2
Other income, net	(0.3)	(0.3)	(0.7)	(0.8)
Income before income taxes	$44.6	$37.7	$72.2	$64.9

(in millions)	June 30, 2022	December 31, 2021
Total assets:
Environmental Solutions	$1,151.4	$1,098.2
Safety and Security Systems	264.2	226.9
Corporate and eliminations	28.2	41.0
Total assets	$1,443.8	$1,366.1
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
Liabilities for contingent consideration are measured at fair value each reporting period, with the acquisition-date fair value included as part of the consideration transferred. Subsequent changes in fair value are included as a component of Acquisition and integration-related (benefits) expenses on the Condensed Consolidated Statements of Operations.
The Company uses an income approach to value the contingent consideration obligation based on the present value of risk-adjusted future cash flows under either a scenario-based or option-pricing method, as appropriate. Due to the lack of relevant observable market data over fair value inputs, such as prospective financial information or probabilities of future events as of June 30, 2022, the Company has classified the contingent consideration liability within Level 3 of the fair value hierarchy outlined in ASC 820, Fair Value Measurements.
The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2022:

	Fair Value Measurement at Reporting Date Using
(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$0.1	$—	$—	$0.1
Interest rate swap	—	2.4	—	2.4
Liabilities:
Contingent consideration	—	—	2.7	2.7
The following table provides a roll-forward of the fair value of recurring Level 3 fair value measurements in the three months ended June 30, 2022 and 2021:

(in millions)	2022	2021
Contingent consideration liability, at April 1	$2.7	$4.2
Total losses included in earnings	—	—
Contingent consideration liability, at June 30	$2.7	$4.2

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
The following table provides a roll-forward of the fair value of recurring Level 3 fair value measurements in the six months ended June 30, 2022 and 2021:

(in millions)	2022	2021
Contingent consideration liability, at January 1	$2.7	$4.2
Total losses included in earnings	—	—
Contingent consideration liability, at June 30	$2.7	$4.2

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
Coronavirus, Supply Chain and Market Update
During the three and six months ended June 30, 2022, customer demand for our product and service offerings continued at unprecedented levels, with orders received in the first half of this year totaling $866 million, representing a 16% year-over-year improvement and contributing to a record backlog of $795 million as of June 30, 2022.
However, as we had anticipated, the direct and indirect effects of the ongoing coronavirus pandemic continued to impact our ability to maximize production levels during the three and six months ended June 30, 2022. Specifically, the increased demand for our products combined with global supply chain disruptions have affected our ability to consistently obtain a sufficient quantity of raw materials and purchased components, including chassis and hydraulics, that are necessary to maximize the efficiency of our production processes and to deliver products to our customers. In certain cases, we have made strategic investments to stock critical inventory components as they became available in order to maintain production flexibility and manage lead times. Over the last several quarters, we have also experienced increases in the cost of raw materials and purchased components, and have taken measures to mitigate the associated impacts, including raising pricing on new orders and implementing price increases and surcharges to orders in our backlog.
From a labor perspective, we experienced an escalated level of coronavirus-related absences at several locations early in the year, which improved as the first quarter progressed. Although coronavirus-related absences were relatively low during the second quarter, we are continuing to monitor case levels associated with emerging variants.
While we continue to work to mitigate these challenges as they arise, we cannot provide assurance that such efforts would continue to be successful in addressing a further significant deterioration in the global supply chain or any significant coronavirus resurgence, if applicable, which could impact our ability to service our customers, effectively roll out and realize price increases to offset the effects of commodity inflation and sustain our profit margins.
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

Operating Results
Net sales for the three months ended June 30, 2022 increased by $32.0 million, or 10%, compared to the prior-year quarter, inclusive of the effects of acquisitions and pricing actions. Our Environmental Solutions Group reported a net sales increase of $25.0 million, or 9%, primarily due to a $4.6 million improvement in aftermarket revenues and increases in sales of metal extraction support equipment, dump truck bodies, sewer cleaners, and hoists of $9.6 million, $8.8 million, $7.9 million, and $4.9 million, respectively. Partially offsetting these improvements was a $12.0 million reduction in shipments of refuse trucks. Within our Safety and Security Systems Group, net sales increased by $7.0 million, or 13%, primarily due to improvements in sales of public safety equipment, industrial signaling equipment, and warning systems of $6.8 million, $1.1 million, and $0.8 million, respectively, partially offset by a $1.7 million unfavorable foreign currency translation impact.
Net sales for the six months ended June 30, 2022 increased by $83.4 million, or 14%, compared to the prior-year period, inclusive of the effects of acquisitions and pricing actions. Our Environmental Solutions Group reported a net sales increase of $71.1 million, or 14%, primarily due to a $16.7 million improvement in aftermarket revenues and increases in sales of dump truck bodies, metal extraction support equipment, safe-digging trucks, hoists, trailers, sewer cleaners, and industrial vacuum loaders of $17.2 million, $14.8 million, $9.9 million, $7.7 million, $5.7 million, $5.1 million and $5.1 million, respectively. Partially offsetting these improvements was a $10.3 million reduction in shipments of refuse trucks. Within our Safety and Security Systems Group, net sales increased by $12.3 million, or 12%, primarily due to improvements in sales of public safety equipment, industrial signaling equipment, and warning systems of $12.3 million, $1.9 million, and $0.6 million, respectively, partially offset by a $2.6 million unfavorable foreign currency translation impact.
Operating income for the three months ended June 30, 2022 increased by $7.7 million, or 20%, compared to the prior-year quarter, primarily driven by the $8.2 million improvement in gross profit and a $2.0 million increase in acquisition-related benefits, partially offset by the $2.1 million increase in SEG&A expenses and a $0.4 million increase in amortization expense. Consolidated operating margin for the three months ended June 30, 2022 was 12.6%, compared to 11.5% in the prior-year quarter.
Operating income for the six months ended June 30, 2022 increased by $8.4 million, or 13%, compared to the prior-year period, primarily driven by the $15.1 million improvement in gross profit and a $1.9 million increase in acquisition-related benefits, partially offset by the $7.5 million increase in SEG&A expenses and a $1.1 million increase in amortization expense. Consolidated operating margin for the six months ended June 30, 2022 was 10.7%, compared to 10.8% in the prior-year period.
Income before income taxes for the three months ended June 30, 2022 increased by $6.9 million, or 18%, compared to the prior-year quarter. The increase resulted from the higher operating income, partially offset by a $0.8 million increase in interest expense.
Income before income taxes for the six months ended June 30, 2022 increased by $7.3 million, or 11%, compared to the prior-year period. The increase resulted from the higher operating income, partially offset by a $1.0 million increase in interest expense and a $0.1 million reduction in other income.
Net income for the three months ended June 30, 2022 increased by $3.8 million compared to the prior-year quarter, largely due to the aforementioned increase in income before taxes, partially offset by a $3.1 million increase in income tax expense. The effective tax rate for the three months ended June 30, 2022 was 24.9%, compared to 21.2% in the prior-year quarter.
Net income for the six months ended June 30, 2022 increased by $2.1 million compared to the prior-year period, largely due to the aforementioned increase in income before taxes, partially offset by a $5.2 million increase in income tax expense. The effective tax rate for the six months ended June 30, 2022 was 25.2%, compared to 20.0% in the prior-year period. We currently expect our full-year effective tax rate to be approximately 25%.
Total orders for the three months ended June 30, 2022 were $413 million, an increase of $53 million, or 15%, as compared to the prior-year quarter. Our Environmental Solutions Group reported total orders of $352 million in the three months ended June 30, 2022, an increase of $52 million, or 17%, in comparison to the prior-year quarter. Orders in the three months ended June 30, 2022 within our Safety and Security Systems Group were $62 million, an increase of $1 million, or 1%, compared to the prior-year quarter.
Total orders for the six months ended June 30, 2022 were $866 million, an increase of $121 million, or 16%, as compared to the prior-year period. Our Environmental Solutions Group reported total orders of $739 million in the six months ended June 30, 2022, an increase of $115 million, or 18%, in comparison to the prior-year period. Orders in the six months ended June 30, 2022 within our Safety and Security Systems Group were $127 million, an increase of $6 million, or 5%, compared to the prior-year period.

Our consolidated backlog at June 30, 2022 was $795 million, an improvement of $358 million, or 82%, compared to the prior-year quarter.
Results of Operations
The following table summarizes our Condensed Consolidated Statements of Operations and illustrates the key financial indicators used to assess our consolidated financial results:

	Three Months Ended June 30,			Six Months Ended June 30,
($ in millions, except per share data)	2022	2021	Change	2022	2021	Change
Net sales	$366.7	$334.7	$32.0	$696.9	$613.5	$83.4
Cost of sales	276.9	253.1	23.8	531.4	463.1	68.3
Gross profit	89.8	81.6	8.2	165.5	150.4	15.1
Selling, engineering, general and administrative expenses	42.1	40.0	2.1	85.7	78.2	7.5
Amortization expense	3.2	2.8	0.4	6.5	5.4	1.1
Acquisition and integration-related (benefits) expenses	(1.7)	0.3	(2.0)	(1.4)	0.5	(1.9)
Operating income	46.2	38.5	7.7	74.7	66.3	8.4
Interest expense	1.9	1.1	0.8	3.2	2.2	1.0
Other income, net	(0.3)	(0.3)	—	(0.7)	(0.8)	0.1
Income before income taxes	44.6	37.7	6.9	72.2	64.9	7.3
Income tax expense	11.1	8.0	3.1	18.2	13.0	5.2
Net income	$33.5	$29.7	$3.8	$54.0	$51.9	$2.1
Operating data:
Operating margin	12.6%	11.5%	1.1%	10.7%	10.8%	(0.1)%
Diluted earnings per share	$0.55	$0.48	$0.07	$0.88	$0.84	$0.04
Total orders	413.3	360.5	52.8	865.9	744.6	121.3
Backlog	795.0	436.8	358.2	795.0	436.8	358.2
Depreciation and amortization	13.7	12.6	1.1	27.1	24.8	2.3
Net sales
Net sales for the three months ended June 30, 2022 increased by $32.0 million, or 10%, compared to the prior-year quarter, inclusive of the effects of acquisitions and pricing actions. The Environmental Solutions Group reported a net sales increase of $25.0 million, or 9%, primarily due to a $4.6 million improvement in aftermarket revenues and increases in sales of metal extraction support equipment, dump truck bodies, sewer cleaners, and hoists of $9.6 million, $8.8 million, $7.9 million, and $4.9 million, respectively. Partially offsetting these improvements was a $12.0 million reduction in shipments of refuse trucks. Within the Safety and Security Systems Group, net sales increased by $7.0 million, or 13%, primarily due to improvements in sales of public safety equipment, industrial signaling equipment, and warning systems of $6.8 million, $1.1 million, and $0.8 million, respectively, partially offset by a $1.7 million unfavorable foreign currency translation impact.
Net sales for the six months ended June 30, 2022 increased by $83.4 million, or 14%, compared to the prior-year period, inclusive of the effects of acquisitions and pricing actions. The Environmental Solutions Group reported a net sales increase of $71.1 million, or 14%, primarily due to a $16.7 million improvement in aftermarket revenues and increases in sales of dump truck bodies, metal extraction support equipment, safe-digging trucks, hoists, trailers, sewer cleaners, and industrial vacuum loaders of $17.2 million, $14.8 million, $9.9 million, $7.7 million, $5.7 million, $5.1 million and $5.1 million, respectively. Partially offsetting these improvements was a $10.3 million reduction in shipments of refuse trucks. Within the Safety and Security Systems Group, net sales increased by $12.3 million, or 12%, primarily due to improvements in sales of public safety equipment, industrial signaling equipment, and warning systems of $12.3 million, $1.9 million, and $0.6 million, respectively, partially offset by a $2.6 million unfavorable foreign currency translation impact.
Cost of sales
Cost of sales increased by $23.8 million, or 9%, for the three months ended June 30, 2022 compared to the prior-year quarter, largely due to an increase of $20.4 million, or 9%, within the Environmental Solutions Group, primarily related to increased sales volumes, inclusive of acquisition effects, higher material costs, and a $0.3 million increase in depreciation expense, partially offset by a $1.5 million favorable foreign currency translation impact. Within the Safety and Security Systems Group, cost of sales increased by $3.4 million, or 10%, primarily related to higher sales volumes and increased material and freight costs, partially offset by a $1.3 million favorable foreign currency translation impact.
Cost of sales increased by $68.3 million, or 15%, for the six months ended June 30, 2022 compared to the prior-year period, largely due to an increase of $61.0 million, or 15%, within the Environmental Solutions Group, primarily related to increased sales volumes, inclusive of acquisition effects, higher material costs, and a $0.7 million increase in depreciation expense, partially offset by a $1.6 million favorable foreign currency translation impact. Within the Safety and Security Systems Group, cost of sales increased by $7.3 million, or 11%, primarily related to higher sales volumes and increased material and freight costs, partially offset by a $2.0 million favorable foreign currency translation impact.
Gross profit
Gross profit increased by $8.2 million, or 10%, for the three months ended June 30, 2022 compared to the prior-year quarter, primarily due to a $4.6 million improvement within the Environmental Solutions Group and a $3.6 million increase within the Safety and Security Systems Group. Gross profit as a percentage of revenues (“gross profit margin”) for the three months ended June 30, 2022 was 24.5%, compared to 24.4% in the prior-year quarter, primarily due to a 170 basis point improvement within the Safety and Security Systems Group, partially offset by a 30 basis point reduction within the Environmental Solutions Group.
Gross profit increased by $15.1 million, or 10%, for the six months ended June 30, 2022 compared to the prior-year period, primarily due to a $10.1 million improvement within the Environmental Solutions Group and a $5.0 million increase within the Safety and Security Systems Group. Gross profit margin for the six months ended June 30, 2022 was 23.7%, compared to 24.5% in the prior-year period, primarily due to a 90 basis point reduction within the Environmental Solutions Group, partially offset by a 40 basis point improvement within the Safety and Security Systems Group.
Selling, engineering, general and administrative expenses (“SEG&A”)
SEG&A expenses for the three months ended June 30, 2022 increased by $2.1 million, or 5%, compared to the prior-year quarter, primarily due to increases of $3.8 million and $1.1 million within the Environmental Solutions Group and the Safety and Security Systems Group, respectively, partially offset by a $2.8 million reduction in Corporate SEG&A expenses. As a percentage of net sales, SEG&A expenses were 11.5% in the current-year quarter, down from 12.0% in the prior-year quarter.
SEG&A expenses for the six months ended June 30, 2022 increased by $7.5 million, or 10%, compared to the prior-year period, primarily due to increases of $8.8 million and $1.8 million within the Environmental Solutions Group and the Safety and Security Systems Group, respectively, partially offset by a $3.1 million reduction in Corporate SEG&A expenses. As a percentage of net sales, SEG&A expenses were 12.3% in the current-year period, down from 12.7% in the prior-year period.
Operating income
Operating income for the three months ended June 30, 2022 increased by $7.7 million, or 20%, compared to the prior-year quarter, primarily driven by the $8.2 million improvement in gross profit and a $2.0 million increase in acquisition-related benefits, partially offset by the $2.1 million increase in SEG&A expenses and a $0.4 million increase in amortization expense. Consolidated operating margin for the three months ended June 30, 2022 was 12.6%, compared to 11.5% in the prior-year quarter.
Operating income for the six months ended June 30, 2022 increased by $8.4 million, or 13%, compared to the prior-year period, primarily driven by the $15.1 million improvement in gross profit and a $1.9 million increase in acquisition-related benefits, partially offset by the $7.5 million increase in SEG&A expenses and a $1.1 million increase in amortization expense. Consolidated operating margin for the six months ended June 30, 2022 was 10.7%, compared to 10.8% in the prior-year period.
Interest expense
Interest expense for the three and six months ended June 30, 2022 increased by $0.8 million and $1.0 million, respectively, in comparison to the corresponding periods in the prior year, largely due to higher interest rates and average debt levels.
Other income, net
Other income, net, for the three months ended June 30, 2022 was $0.3 million, unchanged from the prior-year quarter.

For the six months ended June 30, 2022, Other income, net, decreased by $0.1 million, primarily due to lower net periodic pension benefits than in the prior-year period.

Income tax expense
For the three months ended June 30, 2022, the Company recognized income tax expense of $11.1 million, resulting in an effective tax rate of 24.9%. For the three months ended June 30, 2021, the Company recognized income tax expense of $8.0 million, resulting in an effective tax rate of 21.2%. The Company’s income tax expense and effective tax rate in the current-year quarter were higher primarily due to increased pre-tax income and a $1.5 million reduction in excess tax benefits associated with stock-based compensation activity compared to the prior-year quarter.
For the six months ended June 30, 2022, the Company recognized income tax expense of $18.2 million, resulting in an effective tax rate of 25.2%. For the six months ended June 30, 2021, the Company recognized income tax expense of $13.0 million, resulting in an effective tax rate of 20.0%. The Company’s income tax expense and effective tax rate in the current-year period were higher primarily due to increased pre-tax income and a $3.4 million reduction in excess tax benefits associated with stock-based compensation activity compared to the prior-year period.
Net income
Net income for the three months ended June 30, 2022 increased by $3.8 million compared to the prior-year quarter, largely due to the aforementioned improvement in operating income, partially offset by a $3.1 million increase in income tax expense and the $0.8 million increase in interest expense.
Net income for the six months ended June 30, 2022 increased by $2.1 million compared to the prior-year period, largely due to the aforementioned increase in operating income, partially offset by a $5.2 million increase in income tax expense, the $1.0 million increase in interest expense and the $0.1 million reduction in other income.
Environmental Solutions
The following table summarizes the Environmental Solutions Group’s operating results as of and for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,			Six Months Ended June 30,
($ in millions)	2022	2021	Change	2022	2021	Change
Net sales	$306.3	$281.3	$25.0	$580.5	$509.4	$71.1
Operating income	39.1	38.5	0.6	65.9	65.6	0.3
Operating data:
Operating margin	12.8%	13.7%	(0.9)%	11.4%	12.9%	(1.5)%
Total orders	$351.7	$299.7	$52.0	$739.3	$623.9	$115.4
Backlog	733.5	399.3	334.2	733.5	399.3	334.2
Depreciation and amortization	12.6	11.6	1.0	25.0	22.9	2.1
Three months ended June 30, 2022 vs. three months ended June 30, 2021
Total orders for the three months ended June 30, 2022 increased by $52.0 million, or 17%, compared to the prior-year quarter. U.S. orders increased by $48.1 million, or 20%, primarily due to improvements in orders for trailers, street sweepers, safe-digging trucks, metal extraction support equipment, industrial vacuum loaders, and road-marking and line-removal equipment of $17.3 million, $15.9 million $8.0 million, $4.6 million, $3.9 million, and $3.1 million, respectively. Additionally, aftermarket demand increased by $7.8 million. Partially offsetting these improvements were reductions in orders for dump truck bodies and hoists of $9.7 million and $3.2 million, respectively. Non-U.S. orders increased by $3.9 million, or 7%, primarily due to improvements in orders for refuse trucks, street sweepers, and snow removal equipment of $4.5 million, $2.8 million, and $1.9 million, respectively. Partially offsetting these improvements were reductions in orders for industrial vacuum loaders and sewer cleaners of $1.9 million and $1.0 million, respectively, as well as a $2.2 million unfavorable foreign currency translation impact.
Net sales for the three months ended June 30, 2022 increased by $25.0 million, or 9%, compared to the prior-year quarter, inclusive of the effects of acquisitions and pricing actions. For the three months ended June 30, 2022, U.S. sales increased by $51.0 million, or 24%, largely due to a $7.3 million improvement in aftermarket revenues and increases in sales of sewer cleaners, dump truck bodies, metal extraction support equipment, safe-digging trucks, hoists, industrial vacuum loaders, and trailers of $9.2 million, $8.1 million, $7.1 million, $4.8 million, $4.7 million, $2.7 million, and $2.5 million, respectively. Non-

U.S. sales decreased by $26.0 million, or 37%, primarily due to reductions in shipments of refuse trucks, safe-digging trucks, and sewer cleaners of $12.2 million, $5.5 million, and $1.3 million, as well as a $2.7 million decrease in aftermarket revenues and a $1.7 million unfavorable foreign currency translation impact. Partially offsetting these reductions was a $2.5 million increase in sales of metal extraction support equipment.
Cost of sales for the three months ended June 30, 2022 increased by $20.4 million, or 9%, compared to the prior-year quarter, primarily due to increased sales volumes, inclusive of acquisition effects, higher material costs, and a $0.3 million increase in depreciation expense, partially offset by a $1.5 million favorable foreign currency translation impact. Gross profit margin for the three months ended June 30, 2022 was 21.8%, compared to 22.1% in the prior-year quarter, with the impact of higher material costs and production inefficiencies associated with labor and supply chain disruptions being partially offset by the impact of pricing actions and a more favorable sales mix, associated with the increase in aftermarket demand.
SEG&A expenses for the three months ended June 30, 2022 increased by $3.8 million, or 18%, compared to the prior-year quarter, primarily due to the addition of costs from prior-year acquisitions, as well as increases in selling and marketing, employee-related costs and travel expenses. As a percentage of net sales, SEG&A expenses were 8.0% in the current-year quarter, compared to 7.4% in the prior-year quarter.
Operating income for the three months ended June 30, 2022 increased by $0.6 million, or 2%, compared to the prior-year quarter, largely due to a $4.6 million improvement in gross profit and a $0.2 million favorable variance from acquisition-related activity, partially offset by the $3.8 million increase in SEG&A expenses and a $0.4 million increase in amortization expense.
Six months ended June 30, 2022 vs. six months ended June 30, 2021
Total orders for the six months ended June 30, 2022 increased by $115.4 million, or 18%, compared to the prior-year period. U.S. orders increased by $116.2 million, or 23%, primarily due to improvements in orders for street sweepers, safe-digging trucks, trailers, sewer cleaners, metal extraction support equipment, and industrial vacuum loaders of $30.7 million, $25.7 million, $19.2 million, $16.6 million, $14.6 million, and $10.0 million, respectively. Additionally, aftermarket demand increased by $18.8 million. Partially offsetting these improvements were reductions in orders for dump truck bodies and hoists of $18.6 million and $3.6 million, respectively. Non-U.S. orders decreased by $0.8 million, or 1%, primarily due to reductions in orders for industrial vacuum loaders of $4.0 million, as well as a reduction in aftermarket demand of $3.7 million and a $2.2 million unfavorable currency translation impact. Partially offsetting these reductions were improvements in orders for street sweepers, refuse trucks, sewer cleaners and snow removal equipment of $4.8 million, $2.9 million, $2.4 million and $1.1 million, respectively.
Net sales for the six months ended June 30, 2022 increased by $71.1 million, or 14.0%, compared to the prior-year period, inclusive of the effects of acquisitions and pricing actions. For the six months ended June 30, 2022, U.S. sales increased by $97.2 million, or 25%, largely due to a $21.4 million improvement in aftermarket revenues and increases in sales of dump truck bodies, safe-digging trucks, metal extraction support equipment, hoists, trailers, industrial vacuum loaders, sewer cleaners, and street sweepers of $15.6 million, $14.8 million, $10.2 million, $7.7 million, $5.7 million, $5.1 million, $5.0 million and $4.7 million, respectively. Non-U.S. sales decreased by $26.1 million, primarily due to lower shipments of refuse trucks, safe-digging trucks, and street sweepers of $10.9 million, $4.9 million and $3.7 million, as well as a $4.7 million reduction in aftermarket revenues and a $1.8 million unfavorable foreign currency translation impact. Partially offsetting these reductions were improvements in shipments of metal extraction support equipment of $4.6 million.
Cost of sales for the six months ended June 30, 2022 increased by $61.0 million, or 15%, compared to the prior-year period, primarily due to increased sales volumes, inclusive of acquisition effects, higher material costs, and a $0.7 million increase in depreciation expense, partially offset by a $1.6 million favorable foreign currency translation impact. Gross profit margin for the six months ended June 30, 2022 was 21.1%, compared to 22.0% in the prior-year period, with the impact of higher material costs and production inefficiencies associated with labor and supply chain disruptions being partially offset by the impact of pricing actions and a more favorable sales mix, associated with the increase in aftermarket demand.
SEG&A expenses for the six months ended June 30, 2022 increased by $8.8 million, or 21%, compared to the prior-year period, primarily due to the addition of costs from prior-year acquisitions, as well as increases in selling and marketing, employee-related costs and travel expenses. As a percentage of net sales, SEG&A expenses were 8.6% in the current-year period, compared to 8.0% in the prior-year period.
Operating income for the six months ended June 30, 2022 increased by $0.3 million compared to the prior-year period, largely due to a $10.1 million improvement in gross profit and a $0.1 million favorable variance from acquisition-related activity, partially offset by the $8.8 million increase in SEG&A expenses and a $1.1 million increase in amortization expense.
Backlog was $734 million at June 30, 2022, compared to $399 million at June 30, 2021.

Safety and Security Systems
The following table summarizes the Safety and Security Systems Group’s operating results as of and for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,			Six Months Ended June 30,
($ in millions)	2022	2021	Change	2022	2021	Change
Net sales	$60.4	$53.4	$7.0	$116.4	$104.1	$12.3
Operating income	10.3	7.8	2.5	18.2	15.0	3.2
Operating data:
Operating margin	17.1%	14.6%	2.5%	15.6%	14.4%	1.2%
Total orders	$61.6	$60.8	$0.8	$126.6	$120.7	$5.9
Backlog	61.5	37.5	24.0	61.5	37.5	24.0
Depreciation and amortization	1.1	0.9	0.2	2.1	1.8	0.3
Three months ended June 30, 2022 vs. three months ended June 30, 2021
Total orders for the three months ended June 30, 2022 increased by $0.8 million, or 1%, compared with the prior-year quarter. U.S. orders increased by $4.7 million, primarily due to improvements in orders for public safety equipment and warning systems of $2.9 million and $1.9 million, respectively. Non-U.S. orders decreased by $3.9 million, largely due to a $5.0 million reduction in orders for public safety equipment and a $1.5 million unfavorable foreign currency translation impact, partially offset by a $2.4 million improvement in orders for industrial signaling equipment.
Net sales for the three months ended June 30, 2022 increased by $7.0 million, or 13%, compared to the prior-year quarter, with the effects of higher unit sales volumes and pricing actions being partially offset by unfavorable foreign currency translation impacts. U.S. sales increased by $5.1 million, primarily driven by a $4.9 million improvement in sales of public safety equipment. Non-U.S. sales increased by $1.9 million, largely due to improvements in sales of public safety equipment and industrial signaling equipment of $1.9 million and $1.5 million, respectively, partially offset by a $1.7 million unfavorable foreign currency translation impact.
Cost of sales for the three months ended June 30, 2022 increased by $3.4 million, or 10%, compared to the prior-year quarter, primarily related to higher sales volumes and increased material and freight costs, partially offset by a $1.3 million favorable foreign currency translation impact. Gross profit margin for the three months ended June 30, 2022 was 38.2%, compared to 36.5% in the prior-year quarter, with the improvement primarily attributable to the impact of pricing actions, partially offset by the effects of higher material and freight costs.
SEG&A expenses for the three months ended June 30, 2022 increased by $1.1 million, or 9%, compared to the prior-year quarter, primarily due to higher sales commissions. As a percentage of net sales, SEG&A expenses decreased from 21.9% in the prior-year quarter, to 21.2% in the current-year quarter.
Operating income for the three months ended June 30, 2022 increased by $2.5 million, or 32%, compared to the prior-year quarter, primarily due to a $3.6 million improvement in gross profit, partially offset by the $1.1 million increase in SEG&A expenses.
Six months ended June 30, 2022 vs. six months ended June 30, 2021
Total orders for the six months ended June 30, 2022 increased by $5.9 million, or 5%, compared with the prior-year period. U.S. orders increased by $10.2 million, primarily due to improvements in orders for public safety equipment and warning systems of $6.5 million and $4.3 million, respectively. Non-U.S. orders decreased by $4.3 million, primarily due to a $6.3 million reduction in orders for public safety equipment and a $2.2 million unfavorable foreign currency translation impact, partially offset by improvements in orders for industrial signaling equipment and warning systems of $3.5 million and $0.7 million, respectively.
Net sales for the six months ended June 30, 2022 increased by $12.3 million, or 12%, compared to the prior-year period, with the effects of higher unit sales volumes and pricing actions being partially offset by unfavorable foreign currency translation impacts. U.S. sales increased by $7.7 million, primarily driven by a $7.5 million improvement in sales of public safety equipment. Non-U.S. sales increased by $4.6 million, largely due to improvements in sales of public safety equipment and industrial signaling equipment of $4.8 million and $2.5 million, respectively, partially offset by a $2.6 million unfavorable foreign currency translation impact.

Cost of sales for the six months ended June 30, 2022 increased by $7.3 million, or 11%, compared to the prior-year period, primarily related to higher sales volumes and increased material and freight costs, partially offset by a $2.0 million favorable foreign currency translation impact. Gross profit margin for the six months ended June 30, 2022 was 37.2%, compared to 36.8% in the prior-year period, with the improvement primarily attributable to the impact of pricing actions, partially offset by the effects of higher material and freight costs.
SEG&A expenses for the six months ended June 30, 2022 increased by $1.8 million, or 8%, compared to the prior-year period, primarily due to higher sales commissions. As a percentage of net sales, SEG&A expenses decreased from 22.4% in the prior-year period, to 21.6% in the current-year period.
Operating income for the six months ended June 30, 2022 increased by $3.2 million, or 21%, compared to the prior-year period, primarily due to a $5.0 million improvement in gross profit, partially offset by the $1.8 million increase in SEG&A expenses.
Backlog was $62 million at June 30, 2022, compared to $38 million at June 30, 2021.
Corporate Expenses
Corporate operating expenses for the three months ended June 30, 2022 were $3.2 million, compared to $7.8 million in the prior-year quarter, with the reduction primarily due to lower post-employment expenses and a $1.8 million increase in acquisition-related benefits. During the three months ended June 30, 2022, the Company received a favorable settlement of $1.9 million in a post-closing adjustment dispute associated with the 2021 acquisition of OSW Equipment & Repair, LLC (“OSW”). The related benefit has been included as a component of Acquisition and integration-related (benefits) expenses on the Condensed Consolidated Statements of Operations.
Corporate operating expenses for the six months ended June 30, 2022 were $9.4 million, compared to $14.3 million in the prior-year period, with the reduction primarily due to lower post-employment expenses and a $1.8 million increase in acquisition-related benefits, largely attributed to the OSW post-closing adjustment settlement, partially offset by higher incentive compensation expense.
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

Financial Condition, Liquidity and Capital Resources
The Company uses its cash flow from operations to fund growth and to make capital investments that sustain its operations, reduce costs, or both. Beyond these uses, remaining cash is used to pay down debt, repurchase shares, fund dividend payments and make pension contributions. The Company may also choose to invest in the acquisition of businesses. In the absence of significant unanticipated cash demands, we believe that the Company’s existing cash balances, cash flow from operations and borrowings available under the 2019 Credit Agreement will provide funds sufficient for these purposes. As of June 30, 2022, there was $324.5 million of cash drawn and $9.8 million of undrawn letters of credit under the 2019 Credit Agreement, with $165.7 million of availability for borrowings. The net cash flows associated with the Company’s rental equipment transactions are included in cash flow from operating activities.
The Company’s cash and cash equivalents totaled $31.2 million and $40.5 million as of June 30, 2022 and December 31, 2021, respectively. As of June 30, 2022, $14.5 million of cash and cash equivalents was held by foreign subsidiaries. Cash and cash equivalents held by subsidiaries outside the U.S. typically are held in the currency of the country in which it is located. The Company uses this cash to fund the operating activities of its foreign subsidiaries and for further investment in foreign operations. Generally, the Company has considered such cash to be permanently reinvested in its foreign operations and the Company’s current plans do not demonstrate a need to repatriate such cash to fund U.S. operations. However, in the event that these funds are needed to fund U.S. operations or to satisfy U.S. obligations, they generally could be repatriated. The repatriation of these funds may cause the Company to incur additional U.S. income tax expense, dependent on income tax laws and other circumstances at the time any such amounts are repatriated.
Net cash of $22.4 million was provided by operating activities in the six months ended June 30, 2022, compared to $39.3 million in the prior-year period, with the year-over-year change primarily due to the seasonal build up of working capital, including increases in accounts receivable, largely due to higher net sales, and strategic stocking of critical inventory components, such as chassis, to support demand levels and partially mitigate ongoing supply chain constraints. Partially offsetting these increases were lower income tax payments and pension contributions of $15.4 million and $2.2 million, respectively, and $1.9 million received for the OSW post-closing adjustment settlement.
Net cash of $46.0 million was used for investing activities in the six months ended June 30, 2022, compared to $61.3 million in the prior-year period. During the six months ended June 30, 2022, the Company completed the purchase of its University Park, Illinois manufacturing facility for $27.8 million and funded $13.7 million of other capital expenditures. Capital expenditures in the prior-year period were $9.3 million. During the six months ended June 30, 2022, the Company paid $4.3 million to acquire certain distribution rights from dealers and $1.6 million to fund a post-closing adjustment related to the 2021 acquisition of substantially all of the assets and operations of Deist Industries, Inc. During the six months ended June 30, 2021, the Company paid initial consideration of $53.5 million to acquire OSW.
Net cash of $14.9 million was provided by financing activities in the six months ended June 30, 2022, compared with net cash usage of $5.0 million in the prior-year period. In the six months ended June 30, 2022, the Company borrowed $44.1 million against its revolving credit facility, primarily to fund the purchase of the University Park facility. The Company also funded cash dividends and share repurchases of $10.9 million and $16.1 million, respectively, and redeemed $2.5 million of stock in order to remit funds to tax authorities to satisfy employees’ tax withholdings following the vesting of stock-based compensation and the exercise of stock options. In the six months ended June 30, 2021, the Company borrowed $10.0 million against its revolving credit facility, received $3.8 million from stock option exercises, funded cash dividends of $11.0 million and redeemed $7.7 million of stock in order to remit funds to tax authorities to satisfy employees’ tax withholdings following the vesting of stock-based compensation and the exercise of stock options.
The Company is subject to certain net leverage ratio and interest coverage ratio financial covenants under the 2019 Credit Agreement that are to be measured at each fiscal quarter-end. The Company was in compliance with all such covenants as of June 30, 2022.
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
Contractual Obligations and Off-Balance Sheet Arrangements
During the six months ended June 30, 2022, there have been no material changes in the Company’s contractual obligations and off-balance sheet arrangements as described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk.
See Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. During the six months ended June 30, 2022, there have been no significant changes in our exposure to market risk.
Item 4.     Controls and Procedures.
As required by Rule 13a-15 under the Exchange Act, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of June 30, 2022. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2022.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides a summary of the Company’s repurchase activity for its common stock during the three months ended June 30, 2022:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (a) (b)
April 2022 (4/3/22 - 5/7/22)	30,500	$32.7860	30,500	$60,586,805
May 2022 (5/8/22 - 6/4/22)	46,511	32.9809	46,511	59,052,829
June 2022 (6/5/22 - 7/2/22)	—	—	—	59,052,829
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
Item 3.    Defaults upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
On July 27, 2022, the Company issued a press release announcing its financial results for the three and six months ended June 30, 2022. The presentation slides for the second quarter 2022 earnings call were also posted on the Company’s website at that time. The full text of the second quarter financial results press release and earnings presentation are attached hereto as Exhibits 99.1 and 99.2, respectively, to this Form 10-Q.

Item 6.    Exhibits.

3.1	Restated Certificate of Incorporation of the Company. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed April 30, 2010.

3.2	Amended and Restated By-laws of the Company. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed February 9, 2016.

10.1*	Form of Performance Share Unit Award Agreement - U.S.

10.2*	Form of Performance Share Unit Award Agreement - Non-U.S.

10.3
Second Amendment to Second Amended and Restated Credit Agreement, dated as of April 19, 2022, among the Company, and certain of its foreign subsidiaries, as Borrowers, each of the Lenders and Wells Fargo Bank, National Association, as administrative agent.

31.1	CEO Certification under Section 302 of the Sarbanes-Oxley Act.

31.2	CFO Certification under Section 302 of the Sarbanes-Oxley Act.

32.1	CEO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act.

32.2	CFO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act.

99.1	Second Quarter Financial Results Press Release, Dated July 27, 2022.

99.2	Second Quarter Earnings Call Presentation Slides.

101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
*Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(a)(3) of Form 10-K.

SIGNATURE
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Signal Corporation

Date:	July 27, 2022	/s/ Ian A. Hudson
Ian A. Hudson
Senior Vice President and Chief Financial Officer (Principal Financial Officer)