Form 10-Q
period 2022-09-30
FEDERAL SIGNAL CORP /DE/
filed 2022-11-03
CIK 277509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of October 31, 2022, the number of shares outstanding of the registrant’s common stock was 60,636,559.

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

PART I. FINANCIAL INFORMATION
Item 1.     Financial Statements (Unaudited).
FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2022	2021	2022	2021
Net sales	$346.4	$298.3	$1,043.3	$911.8
Cost of sales	263.6	227.4	795.0	690.5
Gross profit	82.8	70.9	248.3	221.3
Selling, engineering, general and administrative expenses	39.8	33.4	125.5	111.6
Amortization expense	3.1	2.8	9.6	8.2
Acquisition and integration-related expenses (benefits)	0.4	0.4	(1.0)	0.9
Operating income	39.5	34.3	114.2	100.6
Interest expense	2.7	1.1	5.9	3.3
Other expense (income), net	0.1	(0.3)	(0.6)	(1.1)
Income before income taxes	36.7	33.5	108.9	98.4
Income tax expense	4.9	4.3	23.1	17.3
Net income	$31.8	$29.2	$85.8	$81.1
Earnings per share:
Basic	$0.53	$0.48	$1.42	$1.33
Diluted	0.52	0.47	1.40	1.31
Weighted average common shares outstanding:
Basic	60.4	60.9	60.5	60.8
Diluted	61.0	61.7	61.1	61.8
See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Net income	$31.8	$29.2	$85.8	$81.1
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(11.9)	(4.2)	(22.1)	(3.4)
Change in unrecognized net actuarial loss and prior service cost related to pension benefit plans, net of income tax expense of $0.3, $0.2, $0.8 and $0.7, respectively	1.8	1.4	4.9	3.1
Change in unrealized gain or loss on interest rate swaps, net of income tax expense of $0.4, $0.0, $1.2 and $0.3, respectively	1.1	0.1	3.4	0.9
Total other comprehensive (loss) income	(9.0)	(2.7)	(13.8)	0.6
Comprehensive income	$22.8	$26.5	$72.0	$81.7
See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2022	December 31, 2021
(in millions, except per share data)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$35.5	$40.5
Accounts receivable, net of allowances for doubtful accounts of $2.1 and $2.1, respectively	170.0	136.0
Inventories	287.5	229.1
Prepaid expenses and other current assets	17.8	25.4
Total current assets	510.8	431.0
Properties and equipment, net of accumulated depreciation of $159.6 and $151.6, respectively	170.8	141.9
Rental equipment, net of accumulated depreciation of $44.1 and $43.8, respectively	108.5	108.4
Operating lease right-of-use assets	25.3	29.8
Goodwill	430.8	432.2
Intangible assets, net of accumulated amortization of $52.0 and $42.7, respectively	197.6	205.7
Deferred tax assets	8.0	8.4
Other long-term assets	13.3	8.7
Total assets	$1,465.1	$1,366.1
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term borrowings and finance lease obligations	$0.7	$0.6
Accounts payable	80.9	64.8
Customer deposits	23.1	21.9
Accrued liabilities:
Compensation and withholding taxes	28.5	29.9
Current operating lease liabilities	6.8	8.8
Other current liabilities	41.4	44.4
Total current liabilities	181.4	170.4
Long-term borrowings and finance lease obligations	330.8	282.2
Long-term operating lease liabilities	19.1	22.1
Long-term pension and other postretirement benefit liabilities	35.5	40.4
Deferred tax liabilities	56.7	53.2
Other long-term liabilities	13.6	13.8
Total liabilities	637.1	582.1
Stockholders’ equity:
Common stock, $1 par value per share, 90.0 shares authorized, 69.2 and 68.9 shares issued, respectively	69.2	68.9
Capital in excess of par value	265.1	256.7
Retained earnings	753.0	683.6
Treasury stock, at cost, 8.6 and 8.0 shares, respectively	(171.3)	(151.0)
Accumulated other comprehensive loss	(88.0)	(74.2)
Total stockholders’ equity	828.0	784.0
Total liabilities and stockholders’ equity	$1,465.1	$1,366.1
See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
(in millions)	2022	2021
Operating activities:
Net income	$85.8	$81.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40.7	37.5
Stock-based compensation expense	7.5	5.5
Deferred income taxes	0.3	(8.0)
Changes in operating assets and liabilities	(101.9)	(61.0)
Net cash provided by operating activities	32.4	55.1
Investing activities:
Purchases of properties and equipment	(45.6)	(12.5)
Payments for acquisition-related activity, net of cash acquired	(6.6)	(52.2)
Other, net	2.1	0.2
Net cash used for investing activities	(50.1)	(64.5)
Financing activities:
Increase in revolving lines of credit, net	49.9	40.1
Purchases of treasury stock	(16.1)	(3.4)
Redemptions of common stock to satisfy withholding taxes related to stock-based compensation	(3.0)	(7.8)
Cash dividends paid to stockholders	(16.4)	(16.5)
Proceeds from stock-based compensation activity	0.1	4.1
Other, net	(0.1)	(0.1)
Net cash provided by financing activities	14.4	16.4
Effects of foreign exchange rate changes on cash and cash equivalents	(1.7)	(0.7)
(Decrease) increase in cash and cash equivalents	(5.0)	6.3
Cash and cash equivalents at beginning of year	40.5	81.7
Cash and cash equivalents at end of period	$35.5	$88.0
See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Three Months Ended September 30, 2022
(in millions)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at July 1, 2022	$69.2	$262.4	$726.7	$(170.2)	$(79.0)	$809.1
Net income			31.8			31.8
Total other comprehensive loss					(9.0)	(9.0)
Cash dividends declared ($0.09 per share)			(5.5)			(5.5)
Stock-based payments:
Stock-based compensation		2.1				2.1
Stock option exercises and other	—	0.6		(1.1)		(0.5)
Balance at September 30, 2022	$69.2	$265.1	$753.0	$(171.3)	$(88.0)	$828.0

	Three Months Ended September 30, 2021
(in millions)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at July 1, 2021	$68.7	$249.6	$645.9	$(129.8)	$(88.4)	$746.0
Net income			29.2			29.2
Total other comprehensive loss					(2.7)	(2.7)
Cash dividends declared ($0.09 per share)			(5.5)			(5.5)
Stock-based payments:
Stock-based compensation		1.7				1.7
Stock option exercises and other	—	0.6		(0.4)		0.2
Stock repurchase program				(3.2)		(3.2)
Balance at September 30, 2021	$68.7	$251.9	$669.6	$(133.4)	$(91.1)	$765.7

	Nine Months Ended September 30, 2022
(in millions)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2022	$68.9	$256.7	$683.6	$(151.0)	$(74.2)	$784.0
Net income			85.8			85.8
Total other comprehensive loss					(13.8)	(13.8)
Cash dividends declared ($0.27 per share)			(16.4)			(16.4)
Stock-based payments:
Stock-based compensation		6.8				6.8
Stock option exercises and other	0.2	1.7		(2.9)		(1.0)
Performance share unit transactions	0.1	(0.1)		(1.3)		(1.3)
Stock repurchase program				(16.1)		(16.1)
Balance at September 30, 2022	$69.2	$265.1	$753.0	$(171.3)	$(88.0)	$828.0
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
NOTE 2 – ACQUISITIONS
On October 4, 2021, the Company completed the acquisition of substantially all of the assets and operations of Ground Force Manufacturing LLC (“Ground Force”). Ground Force is a leading manufacturer of specialty material handling vehicles that support the extraction of metals. The Company expects that the Ground Force acquisition will further bolster its position as an industry leading diversified industrial manufacturer of specialized vehicles for maintenance and infrastructure markets with leading brands of premium, value-adding products, and a strong supporting aftermarket platform.
The cash consideration paid by the Company to acquire Ground Force was approximately $43.1 million and was funded through existing cash and borrowings on the Company’s credit facility.
During the three months ended September 30, 2022, the Company finalized its purchase price allocation for the Ground Force acquisition. The measurement period adjustments, which primarily resulted from the completion of the third-party valuation of acquired intangible assets, did not have a material impact on the financial statements as of, and for the three and nine months ended, September 30, 2022. The following table summarizes the fair value of assets acquired and liabilities assumed as of the acquisition date:

(in millions)
Purchase price, inclusive of closing adjustments	$43.1
Total consideration	43.1

Accounts receivable	3.0
Inventories	4.0
Prepaid expenses and other current assets	0.2
Properties and equipment	1.3
Operating lease right-of-use assets	3.0
Customer relationships (a)	16.8
Trade names (b)	7.8
Operating lease liabilities	(3.0)
Accounts payable	(1.8)
Accrued liabilities	(0.7)
Customer deposits	(2.9)
Net assets acquired	27.7

Goodwill (c)	$15.4
(a)    Represents the fair value assigned to customer relationships, which are considered to be definite-lived intangible assets, with an estimated useful life of 12 years.
(b)    Represents the fair value assigned to trade names, which are considered to be indefinite-lived intangible assets.
(c)    Goodwill, which is tax-deductible, has been allocated to the Environmental Solutions Group on the basis that the synergies identified will primarily benefit this segment.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
NOTE 3 – REVENUE RECOGNITION
The following table presents the Company’s Net sales disaggregated by geographic region, based on the location of the end customer, and by major product line:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Geographic Region:
U.S.	$275.9	$233.3	$840.1	$692.5
Canada	44.9	44.9	131.2	151.6
Europe/Other	25.6	20.1	72.0	67.7
Total net sales	$346.4	$298.3	$1,043.3	$911.8
Major Product Line:
Environmental Solutions
Vehicles and equipment (a)	$214.8	$185.5	$668.0	$578.2
Parts	44.1	37.5	130.0	112.7
Rental income (b)	14.4	11.9	40.2	32.6
Other (c)	11.5	14.2	27.1	35.0
Total	284.8	249.1	865.3	758.5
Safety and Security Systems
Public safety and security equipment	36.3	30.2	109.9	93.6
Industrial signaling equipment	16.7	12.2	46.0	39.9
Warning systems	8.6	6.8	22.1	19.8
Total	61.6	49.2	178.0	153.3
Total net sales	$346.4	$298.3	$1,043.3	$911.8
(a)    Includes net sales from the sale of new and used vehicles and equipment, including sales of rental equipment.
(b)    Represents income from vehicle and equipment lease arrangements with customers.
(c)    Primarily includes revenues from services, such as maintenance and repair work, and the sale of extended warranty contracts.
Contract Balances
The Company recognizes contract liabilities when cash payments, such as customer deposits, are received in advance of the Company’s satisfaction of the related performance obligations. Contract liabilities are recognized as Net sales when the related performance obligations are satisfied, which generally occurs within three to six months of the cash receipt. Contract liability balances are not materially impacted by any other factors. The Company’s contract liabilities were $26.6 million and $25.3 million as of September 30, 2022 and December 31, 2021, respectively. Contract assets, such as unbilled receivables, were not material as of any of the periods presented herein.
NOTE 4 – INVENTORIES
The following table summarizes the components of Inventories:

(in millions)	September 30, 2022	December 31, 2021
Finished goods	$97.3	$87.9
Raw materials	152.8	116.4
Work in process	37.4	24.8
Total inventories	$287.5	$229.1

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
NOTE 5 – DEBT
The following table summarizes the components of Long-term borrowings and finance lease obligations:

(in millions)	September 30, 2022	December 31, 2021
2019 Credit Agreement (a)	$329.5	$280.7
Finance lease obligations	2.0	2.1
Total long-term borrowings and finance lease obligations, including current portion	331.5	282.8
Less: Current finance lease obligations	0.7	0.6
Total long-term borrowings and finance lease obligations	$330.8	$282.2
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
The following table summarizes the carrying amounts and estimated fair values of the Company’s long-term borrowings:

	September 30, 2022		December 31, 2021
(in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value
Long-term borrowings (a)	$331.5	$331.5	$282.8	$282.8
(a)     Long-term borrowings includes current finance lease obligations of $0.7 million and $0.6 million as of September 30, 2022 and December 31, 2021, respectively.
Borrowings under the 2019 Credit Agreement bore interest, at the Company’s option, at a base rate or a Eurocurrency or Sterling Overnight Index Average (“SONIA”) daily rate (as each is defined in the 2019 Credit Agreement), plus, in each case, an applicable margin. The applicable margin ranged from zero to 0.75% for base rate borrowings and 1.00% to 1.75% for Eurocurrency or SONIA daily rate borrowings. The Company also paid a commitment fee to the lenders ranging between 0.10% to 0.25% per annum on the unused portion of the $500 million revolving credit facility along with other standard fees. Letter of credit fees were payable on outstanding letters of credit in an amount equal to the applicable Eurocurrency or SONIA daily rate margin plus other customary fees.
The Company was subject to certain net leverage ratio and interest coverage ratio financial covenants under the 2019 Credit Agreement that were measured at each fiscal quarter-end. The Company was in compliance with all such covenants as of September 30, 2022.
As of September 30, 2022, there was $329.5 million of cash drawn and $10.3 million of undrawn letters of credit under the 2019 Credit Agreement, with $160.2 million of net availability for borrowings. As of December 31, 2021, there was $280.7 million cash drawn and $10.1 million of undrawn letters of credit under the 2019 Credit Agreement, with $209.2 million of net availability for borrowings.
The following table summarizes the gross borrowings and gross payments under the Company’s revolving credit facilities:

	Nine Months Ended September 30,
(in millions)	2022	2021
Gross borrowings	$85.7	$161.0
Gross payments	35.8	120.9
On October 21, 2022, the Company entered into the Third Amended and Restated Credit Agreement (the “2022 Credit Agreement”), by and among the Company and certain of its foreign subsidiaries (collectively, the “Borrowers”), Wells Fargo Bank, National Association, as administrative agent, swingline lender and issuing lender, PNC Bank, National Association and Truist Bank as syndication agents, and the other lenders and parties signatory thereto. The 2022 Credit Agreement amends and restates the 2019 Credit Agreement. See Note 13 – Subsequent Events for additional information.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
Interest Rate Swap
On October 2, 2019, the Company entered into an interest rate swap (the “2019 Swap”) with a notional amount of $75.0 million, as a means of fixing the floating interest rate component on $75.0 million of its variable-rate debt. The 2019 Swap was previously designated as a cash flow hedge, with an original maturity date of July 30, 2024.
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
At September 30, 2022, the fair value of the 2019 Swap was an asset of $4.0 million, which was included in Other long-term assets on the Condensed Consolidated Balance Sheet. At December 31, 2021, the fair value of the Swap was a liability of $0.7 million, which was included in Other long-term liabilities on the Condensed Consolidated Balance Sheet. During the three and nine months ended September 30, 2022, unrealized pre-tax gains of $1.6 million and $4.7 million, respectively, were recorded in Accumulated other comprehensive loss. During the three and nine months ended September 30, 2021, unrealized pre-tax gains of $0.1 million and $1.2 million, respectively, were recorded in Accumulated other comprehensive loss. No ineffectiveness was recorded in either period.
In connection with entering into the 2022 Credit Agreement in October 2022, the Company terminated the 2019 Swap and entered into a new interest rate swap. See Note 13 – Subsequent Events for additional information.
NOTE 6 – INCOME TAXES
The Company recognized income tax expense of $4.9 million and $4.3 million for the three months ended September 30, 2022 and 2021, respectively. During the three months ended September 30, 2022, the Company recognized a $2.7 million tax benefit from the release of a valuation allowance that had previously been recorded against deferred tax assets associated with foreign tax credits in the U.S., which are now considered more-likely-than-not to be realized, primarily due to tax planning strategies. The Company also recognized a $1.1 million tax benefit during the three months ended September 30, 2022 associated with the release of a valuation allowance in the U.K., as the associated deferred tax assets are now considered more-likely-than-not to be realized primarily due to increased projections of future taxable income. During the three months ended September 30, 2021, the Company recognized a $3.4 million tax benefit associated with the release of state valuation allowances and a $1.1 million tax benefit associated with the remeasurement of deferred taxes for changes in state tax apportionment, both of which resulted from a change in tax status during the quarter. Including these items, the Company’s effective tax rate for the three months ended September 30, 2022 was 13.4%, compared to 12.8% in the prior-year quarter.
For the nine months ended September 30, 2022 and 2021, the Company recognized income tax expense of $23.1 million and $17.3 million, respectively. The increase in tax expense in the current-year period was largely due to higher pre-tax income levels and a $3.2 million reduction in the amount of excess tax benefits from stock compensation activity compared to the prior-year period. Including these items, the Company’s effective tax rate for the nine months ended September 30, 2022 was 21.2%, compared to 17.6% in the prior-year period.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
NOTE 7 – PENSIONS
The following table summarizes the components of Net periodic pension expense (benefit):

	U.S. Benefit Plan				Non-U.S. Benefit Plan
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021	2022	2021	2022	2021
Service cost	$—	$—	$—	$—	$0.1	$—	$0.1	$0.1
Interest cost	1.2	1.2	3.3	3.6	0.2	0.2	0.6	0.5
Amortization of actuarial loss	0.6	1.0	1.7	2.9	0.2	0.2	0.5	0.6
Amortization of prior service cost	—	—	—	—	—	0.1	0.1	0.2
Expected return on plan assets	(1.7)	(2.4)	(5.2)	(7.2)	(0.5)	(0.5)	(1.5)	(1.5)
Net periodic pension expense (benefit)	$0.1	$(0.2)	$(0.2)	$(0.7)	$—	$—	$(0.2)	$(0.1)
The items that comprise Net periodic pension expense (benefit), other than service cost, are included as a component of Other expense (income), net on the Condensed Consolidated Statements of Operations.
NOTE 8 – COMMITMENTS AND CONTINGENCIES
Financial Commitments
The Company provides indemnifications and other guarantees in the ordinary course of business, the terms of which range in duration and often are not explicitly defined. Specifically, the Company is occasionally required to provide letters of credit and bid and performance bonds to various customers, principally to act as security for retention levels related to casualty insurance policies and to guarantee the performance of subsidiaries that engage in export and domestic transactions. At September 30, 2022, the Company had outstanding performance and financial standby letters of credit, as well as outstanding bid and performance bonds, aggregating to $36.5 million. If any such letters of credit or bonds are called, the Company would be obligated to reimburse the issuer of the letter of credit or bond. The Company believes the likelihood of any currently outstanding letter of credit or bond being called is remote.
The Company has transactions involving the sale of equipment to certain of its customers which include (i) guarantees to repurchase the equipment for a fixed price at a future date and (ii) guarantees to repurchase the equipment from the third-party lender in the event of default by the customer. As of September 30, 2022, both the single year and maximum potential cash payments the Company could be required to make to repurchase equipment under these agreements amounted to $2.3 million. The Company’s risk under these repurchase arrangements would be partially mitigated by the value of the products repurchased as part of the transaction. Historical cash requirements and losses associated with these obligations have not been significant but could increase if customer defaults exceed current expectations.
The Company has certain lease agreements for facilities owned by affiliates which include provisions requiring the Company to guarantee any remaining lease payments in the event of default. As of September 30, 2022, the total amount of future payments guaranteed under these agreements was approximately $1.3 million. The Company believes the likelihood of defaulting on these leases is remote.
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

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
The following table summarizes the changes in the Company’s warranty liabilities during the nine months ended September 30, 2022 and 2021:

(in millions)	2022	2021
Balance at January 1	$9.7	$10.2
Provisions to expense	5.3	5.2
Acquisitions	—	0.2
Payments	(5.9)	(6.3)
Balance at September 30	$9.1	$9.3
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

Thereafter, on December 20, 2021, the parties executed a settlement agreement to resolve claims of approximately 462 firefighters still involved in the Cook County litigation, as well as the DuPage County litigation discussed below. Under the terms of the settlement agreement, the Company agreed to pay a lump sum of $0.2 million to resolve the claims of these firefighters. The estimated settlement amount was accrued by the Company. The Company agreed to pay this lump sum amount based upon its assessment of firefighters who meet minimal bilateral hearing loss standards, which is a subset of the larger group referenced above. The settlement agreement did not require the payment of any attorney fees by the Company. The settlement agreement also provided that plaintiffs’ attorney would withdraw from representing firefighters who do not agree to the settlement. The Company had discretion to void the settlement agreement if less than 93% of these firefighters agreed to settle their claims; the settlement agreement would also be voided if less than 70% of eligible firefighters agreed to the settlement. The settlement agreement was subject to review and approval by the Court. In July 2022, the Company issued the $0.2 million settlement payment for eligible plaintiffs who submitted a release. The claims of all other eligible plaintiffs were dismissed for want of prosecution on August 5, 2022. Those plaintiffs may refile their claims by August 5, 2023.
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
As of September 30, 2022, the Company has recognized an estimated liability for the potential settlement amount under the Settlement Framework. While it is reasonably possible that the ultimate resolution of this matter may result in a loss in excess of the amount accrued, the incremental loss is not expected to be material.
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
NOTE 9 – EARNINGS PER SHARE
The Company computes earnings per share (“EPS”) in accordance with Accounting Standards Codification (“ASC”) 260, Earnings per Share, which requires that non-vested restricted stock containing non-forfeitable dividend rights should be treated

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
as participating securities pursuant to the two-class method. Under the two-class method, net income is reduced by the amount of dividends declared in the period for common stock and participating securities. The remaining undistributed earnings are then allocated to common stock and participating securities as if all of the net income for the period had been distributed. The amounts of distributed and undistributed earnings allocated to participating securities for the three and nine months ended September 30, 2022 and 2021 were insignificant and did not materially impact the calculation of basic or diluted EPS.
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
For both the three and nine months ended September 30, 2022, options to purchase 0.3 million shares of the Company’s common stock had an anti-dilutive effect on EPS, and accordingly, were excluded from the calculation of diluted EPS. For both the three and nine months ended September 30, 2021, options to purchase 0.2 million shares of the Company’s common stock had an anti-dilutive effect on EPS, and accordingly, were excluded from the calculation of diluted EPS.
The following table reconciles Net income to basic and diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2022	2021	2022	2021
Net income	$31.8	$29.2	$85.8	$81.1
Weighted average shares outstanding – Basic	60.4	60.9	60.5	60.8
Dilutive effect of common stock equivalents	0.6	0.8	0.6	1.0
Weighted average shares outstanding – Diluted	61.0	61.7	61.1	61.8
Earnings per share:
Basic	$0.53	$0.48	$1.42	$1.33
Diluted	0.52	0.47	1.40	1.31
NOTE 10 – STOCKHOLDERS’ EQUITY
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
On July 25, 2022, the Board declared a quarterly cash dividend of $0.09 per common share. The dividend totaled $5.5 million and was distributed on September 2, 2022 to stockholders of record at the close of business on August 19, 2022.
During the three and nine months ended September 30, 2021, dividends of $5.5 million and $16.5 million, respectively, were paid to stockholders.
On October 25, 2022, the Board declared a quarterly cash dividend of $0.09 per common share payable on December 2, 2022 to stockholders of record at the close of business on November 18, 2022.
Stock Repurchase Program
In March 2020, the Board authorized a stock repurchase program of up to $75.0 million of the Company’s common stock, with the remaining authorization under our previously described repurchase program adopted in 2014 being subject to the March 2020 program. The stock repurchase program is intended primarily to facilitate purchases of Company stock as a means to

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
provide cash returns to stockholders, enhance stockholder returns and manage the Company’s capital structure. Under its stock repurchase program, the Company is authorized to repurchase, from time to time, shares of its outstanding common stock. Stock repurchases by the Company are subject to market conditions and other factors and may be commenced, suspended or discontinued at any time.
No shares were repurchased during the three months ended September 30, 2022. During the nine months ended September 30, 2022, the Company repurchased 472,381 shares for a total of $16.1 million.
During the three and nine months ended September 30, 2021, the Company repurchased 82,754 and 87,754 shares for a total of $3.2 million and $3.4 million, respectively.
Accumulated Other Comprehensive Loss
The following tables summarize the changes in each component of Accumulated other comprehensive loss, net of tax in the three months ended September 30, 2022 and 2021:

(in millions) (a)	Actuarial Losses	Prior Service Costs	Foreign Currency Translation	Interest Rate Swaps	Total
Balance at July 1, 2022	$(65.1)	$(2.1)	$(13.6)	$1.8	$(79.0)
Other comprehensive income (loss) before reclassifications	1.0	0.2	(11.9)	1.0	(9.7)
Amounts reclassified from accumulated other comprehensive loss	0.6	—	—	0.1	0.7
Net current-period other comprehensive income (loss)	1.6	0.2	(11.9)	1.1	(9.0)
Balance at September 30, 2022	$(63.5)	$(1.9)	$(25.5)	$2.9	$(88.0)

(in millions) (a)	Actuarial Losses	Prior Service Costs	Foreign Currency Translation	Interest Rate Swaps	Total
Balance at July 1, 2021	$(86.6)	$(2.5)	$2.1	$(1.4)	$(88.4)
Other comprehensive income (loss) before reclassifications	0.5	—	(4.2)	(0.1)	(3.8)
Amounts reclassified from accumulated other comprehensive loss	0.8	0.1	—	0.2	1.1
Net current-period other comprehensive income (loss)	1.3	0.1	(4.2)	0.1	(2.7)
Balance at September 30, 2021	$(85.3)	$(2.4)	$(2.1)	$(1.3)	$(91.1)
(a)    Amounts in parentheses indicate losses.
The following tables summarize the changes in each component of Accumulated other comprehensive loss, net of tax in the nine months ended September 30, 2022 and 2021:

(in millions) (a)	Actuarial Losses	Prior Service Costs	Foreign Currency Translation	Interest Rate Swaps	Total
Balance at January 1, 2022	$(67.9)	$(2.4)	$(3.4)	$(0.5)	$(74.2)
Other comprehensive income (loss) before reclassifications	2.8	0.4	(22.1)	3.0	(15.9)
Amounts reclassified from accumulated other comprehensive loss	1.6	0.1	—	0.4	2.1
Net current-period other comprehensive income (loss)	4.4	0.5	(22.1)	3.4	(13.8)
Balance at September 30, 2022	$(63.5)	$(1.9)	$(25.5)	$2.9	$(88.0)

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

(in millions) (a)	Actuarial Losses	Prior Service Costs	Foreign Currency Translation	Interest Rate Swaps	Total
Balance at January 1, 2021	$(88.2)	$(2.6)	$1.3	$(2.2)	$(91.7)
Other comprehensive income (loss) before reclassifications	0.4	—	(3.4)	0.3	(2.7)
Amounts reclassified from accumulated other comprehensive loss	2.5	0.2	—	0.6	3.3
Net current-period other comprehensive income (loss)	2.9	0.2	(3.4)	0.9	0.6
Balance at September 30, 2021	$(85.3)	$(2.4)	$(2.1)	$(1.3)	$(91.1)
(a)    Amounts in parentheses indicate losses.
The following table summarizes the amounts reclassified from Accumulated other comprehensive loss, net of tax, in the three months ended September 30, 2022 and 2021 and the affected line item in the Condensed Consolidated Statements of Operations:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in Condensed Consolidated Statements of Operations
	2022	2021
(in millions) (a)
Amortization of actuarial losses of defined benefit pension plans	$(0.8)	$(1.2)	Other expense (income), net
Amortization of prior service costs of defined benefit pension plans	—	(0.1)	Other expense (income), net
Interest rate swaps	(0.2)	(0.2)	Interest expense
Total before tax	(1.0)	(1.5)
Income tax benefit	0.3	0.4	Income tax expense
Total reclassifications for the period, net of tax	$(0.7)	$(1.1)
(a)    Amounts in parentheses indicate losses.
The following table summarizes the amounts reclassified from Accumulated other comprehensive loss, net of tax, in the nine months ended September 30, 2022 and 2021 and the affected line item in the Condensed Consolidated Statements of Operations:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in Condensed Consolidated Statements of Operations
	2022	2021
(in millions) (a)
Amortization of actuarial losses of defined benefit pension plans	$(2.2)	$(3.5)	Other expense (income), net
Amortization of prior service costs of defined benefit pension plans	(0.1)	(0.2)	Other expense (income), net
Interest rate swaps	(0.5)	(0.7)	Interest expense
Total before tax	(2.8)	(4.4)
Income tax benefit	0.7	1.1	Income tax expense
Total reclassifications for the period, net of tax	$(2.1)	$(3.3)
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
The following tables summarize the Company’s operations by segment, including Net sales, Operating income (loss), and Total assets:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Net sales:
Environmental Solutions	$284.8	$249.1	$865.3	$758.5
Safety and Security Systems	61.6	49.2	178.0	153.3
Total net sales	$346.4	$298.3	$1,043.3	$911.8
Operating income (loss):
Environmental Solutions	$33.9	$30.8	$99.8	$96.4
Safety and Security Systems	10.5	7.6	28.7	22.6
Corporate and eliminations	(4.9)	(4.1)	(14.3)	(18.4)
Total operating income	39.5	34.3	114.2	100.6
Interest expense	2.7	1.1	5.9	3.3
Other expense (income), net	0.1	(0.3)	(0.6)	(1.1)
Income before income taxes	$36.7	$33.5	$108.9	$98.4

(in millions)	September 30, 2022	December 31, 2021
Total assets:
Environmental Solutions	$1,163.3	$1,098.2
Safety and Security Systems	264.7	226.9
Corporate and eliminations	37.1	41.0
Total assets	$1,465.1	$1,366.1
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
Contingent Consideration
The Company has contingent obligations to transfer up to $15.5 million and $7.5 million to the former owners of Mark Rite Lines Equipment Company, Inc. (“MRL”) and Deist Industries, Inc. and certain of its affiliates (collectively, “Deist”), respectively, if specified financial results are met over future reporting periods (i.e., an earn-out). The MRL and Deist acquisitions were completed on July 1, 2019 and December 30, 2021, respectively. The contingent earn-out payments, if earned, would be due to be paid following the third anniversary of the closing of the respective acquisitions. The MRL earn-out period ended on July 1, 2022 and the associated earn-out payment, if earned, is expected to be settled during the fourth quarter of 2022.
Liabilities for contingent consideration are measured at fair value each reporting period, with the acquisition-date fair value included as part of the consideration transferred. Subsequent changes in fair value are included as a component of Acquisition and integration-related expenses (benefits) on the Condensed Consolidated Statements of Operations.
The Company uses an income approach to value the contingent consideration obligation based on the present value of risk-adjusted future cash flows under either a scenario-based or option-pricing method, as appropriate. Due to the lack of relevant observable market data over fair value inputs, such as prospective financial information or probabilities of future events as of September 30, 2022, the Company has classified the contingent consideration liability within Level 3 of the fair value hierarchy outlined in ASC 820, Fair Value Measurements.
The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2022:

	Fair Value Measurement at Reporting Date Using
(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$0.1	$—	$—	$0.1
Interest rate swap	—	4.0	—	4.0
Liabilities:
Contingent consideration	—	—	2.7	2.7
The following table provides a roll-forward of the fair value of recurring Level 3 fair value measurements in the three months ended September 30, 2022 and 2021:

(in millions)	2022	2021
Contingent consideration liability, at July 1	$2.7	$4.2
Total losses included in earnings	—	—
Contingent consideration liability, at September 30	$2.7	$4.2

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
The following table provides a roll-forward of the fair value of recurring Level 3 fair value measurements in the nine months ended September 30, 2022 and 2021:

(in millions)	2022	2021
Contingent consideration liability, at January 1	$2.7	$4.2
Total losses included in earnings	—	—
Contingent consideration liability, at September 30	$2.7	$4.2
NOTE 13 – SUBSEQUENT EVENTS
Acquisition of TowHaul
On October 3, 2022, the Company completed the acquisition of substantially all the assets and operations of TowHaul Corporation (“TowHaul”) for an initial purchase price of $43.3 million. The initial purchase price, which is subject to certain post-closing adjustments, was funded through existing cash and borrowings under the Company’s revolving credit facility.
TowHaul is a leading manufacturer of off-road towing and hauling equipment. The Company expects that the TowHaul acquisition will further bolster its position as an industry leading diversified industrial manufacturer of specialized vehicles for maintenance and infrastructure markets with leading brands of premium, value-adding products, and a strong supporting aftermarket platform.
The preliminary purchase price allocation has not been completed at this time due to the proximity of the date of acquisition to the date of issuance of the condensed consolidated financial statements. The post-acquisition operating results of TowHaul are expected to be included within the Environmental Solutions Group.
Debt Refinancing
On October 21, 2022, the Company entered into the 2022 Credit Agreement, which amends and restates the 2019 Credit Agreement.
The 2022 Credit Agreement is a senior secured credit facility which provides the Borrowers access to an aggregate principal amount of $800 million, consisting of (i) a revolving credit facility in an amount up to $675 million (the “Revolver”) and (ii) a term loan facility in an amount up to $125 million. The Revolver provides for borrowings in the form of loans or letters of credit up to the aggregate availability under the facility, with a sub-limit of $100 million for letters of credit. Borrowings can be made in denominations of U.S. Dollars, Canadian Dollars, Euros or British Pounds (with borrowings in non-U.S. currencies subject to a sublimit of $300 million). In addition, the Company may expand its borrowing capacity under the 2022 Credit Agreement by up to the greater of (i) $400 million and (ii) 100% of Consolidated EBITDA for the applicable four-quarter period preceding such expansion notice, subject to the approval of the applicable lenders providing such additional borrowings in the form of increases to their revolving facility commitment, or funding of incremental term loans. Borrowings under the 2022 Credit Agreement may be used for working capital and general corporate purposes, including acquisitions. The 2022 Credit Agreement matures on October 21, 2027.
The Company’s material domestic subsidiaries provide guarantees for all obligations of the Borrowers under the 2022 Credit Agreement, which is secured by a first priority security interest in (i) all existing or hereafter acquired domestic property and assets of the Company and material domestic subsidiaries, (ii) the stock or other equity interests in each of the material domestic subsidiaries and (iii) 65% of outstanding voting capital stock of certain first-tier foreign subsidiaries, subject to certain exclusions.
Borrowings under the 2022 Credit Agreement bear interest, at the Company’s option, at a base rate or an Adjusted Term Secured Overnight Financing Rate (“SOFR”), Adjusted Eurocurrency Rate or Adjusted Daily Simple SONIA Rate (as each is defined in the 2022 Credit Agreement), plus, in each case, an applicable margin. The applicable margin ranges from zero to 0.75% for base rate borrowings and 1.00% to 1.75% for Adjusted Term SOFR, Adjusted Eurocurrency Rate or Adjusted Daily Simple SONIA Rate borrowings. The Company must also pay a commitment fee to the lenders ranging between 0.10% to 0.25% per annum on the unused portion of the $675 million Revolver along with other standard fees. Applicable margin, issuance fees and other customary expenses are payable on outstanding letters of credit.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
The Company is subject to certain net leverage ratio and interest coverage ratio financial covenants under the 2022 Credit Agreement that are to be measured at each fiscal quarter-end. The 2022 Credit Agreement also includes certain “covenant holiday” periods, which allow for the temporary increase of the minimum net leverage ratio following the completion of a permitted acquisition, or a series of acquisitions, when the aggregate consideration over a period of twelve months exceeds $75 million. In addition, the 2022 Credit Agreement includes customary negative covenants, subject to certain exceptions, restricting or limiting the Company’s and its subsidiaries’ ability to, among other things: (i) make non-ordinary course dispositions of assets; (ii) make certain fundamental business changes, such as mergers, consolidations or any similar combination; (iii) make restricted payments, including dividends and stock repurchases; (iv) incur indebtedness; (v) make certain loans and investments; (vi) create liens; (vii) transact with affiliates; (viii) enter into certain sale/leaseback transactions; (ix) make negative pledges; and (x) modify subordinated debt documents.
Under the 2022 Credit Agreement, restricted payments, including dividends and stock repurchases, shall be permitted if (i) the Company’s leverage ratio is less than or equal to 3.25x; (ii) the Company is in compliance with all other financial covenants; and (iii) there are no existing defaults under the 2022 Credit Agreement. If its leverage ratio is more than 3.25x, the Company is still permitted to fund (1) up to $35 million of dividend payments and stock repurchases annually; and (2) additional incremental other cash payments up to the greater of $65 million or 5% of consolidated total assets for the term of the 2022 Credit Agreement.
The 2022 Credit Agreement contains customary events of default. If an event of default occurs and is continuing, the Borrowers may be required immediately to repay all amounts outstanding under the 2022 Credit Agreement and the commitments from the lenders may be terminated.
In connection with entering into the 2022 Credit Agreement in October 2022, the Company terminated the 2019 Swap, receiving proceeds of $4.3 million. The Company also concurrently executed a new interest rate swap with a notional amount of $75.0 million, as a means of fixing the floating interest rate component on $75.0 million of its variable-rate debt.

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
Executive Summary
The Company is a leading global manufacturer and supplier of (i) vehicles and equipment for maintenance and infrastructure end-markets, including sewer cleaners, industrial vacuum loaders, vacuum- and hydro-excavation trucks (collectively, “safe-digging trucks”), street sweepers, road-marking and line-removal equipment, waterblasting equipment, dump truck bodies, trailers and metal extraction support equipment, and (ii) safety, security and communication equipment, such as lights, sirens and warning systems. In addition, we sell parts and provide service, repair, equipment rentals and training as part of a comprehensive aftermarket offering to our customer base. We operate 21 principal manufacturing facilities in five countries and provide products and integrated solutions to municipal, governmental, industrial and commercial customers in all regions of the world.
As described in Note 11 – Segment Information to the accompanying condensed consolidated financial statements, the Company’s business units are organized in two reportable segments: the Environmental Solutions Group and the Safety and Security Systems Group.
Coronavirus, Supply Chain and Market Update
Customer demand for our product and service offerings during the nine months ended September 30, 2022 has been at unprecedented levels, with the ongoing strength in orders contributing to a record backlog of $824 million as of September 30, 2022.
However, as we had anticipated, the direct and indirect effects of the ongoing coronavirus pandemic continued to impact our ability to maximize production levels during the three and nine months ended September 30, 2022. Specifically, the increased demand for our products combined with ongoing global supply chain disruptions have affected our ability to obtain a sufficient quantity of raw materials and purchased components, including chassis, hydraulics and other parts, that are necessary to our production processes and to deliver products to our customers. With these supply chain challenges, we have also experienced increases in the cost of raw materials and have taken measures to mitigate the associated impacts, such as implementing price increases and surcharges. From a labor perspective, the Company experienced an escalated level of coronavirus-related absences at several locations early in the year, which improved as the year progressed. While we continue to work to mitigate these challenges as they arise, we cannot provide assurance that such efforts would continue to be successful in addressing a further significant deterioration in the global supply chain, if applicable, which could impact our ability to service our customers, effectively roll out and realize price increases to offset the effects of commodity inflation and sustain our profit margins.
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
Operating Results
Net sales for the three months ended September 30, 2022 increased by $48.1 million, or 16%, compared to the prior-year quarter, inclusive of the effects of acquisitions and pricing actions. Our Environmental Solutions Group reported a net sales increase of $35.7 million, or 14%, primarily due to increases in sales of sewer cleaners, dump truck bodies, metal extraction support equipment and trailers of $12.3 million, $10.1 million, $6.3 million, and $5.4 million, respectively. In addition, aftermarket revenues improved by $7.5 million. Partially offsetting these improvements were reductions in shipments of safe-digging trucks and refuse trucks of $3.3 million and $2.8 million, respectively, as well as a $1.3 million unfavorable foreign currency translation impact. Within our Safety and Security Systems Group, net sales increased by $12.4 million, or 25%, primarily due to improvements in sales of public safety equipment, industrial signaling equipment and warning systems of $7.5 million, $5.0 million and $1.8 million, respectively, partially offset by a $1.9 million unfavorable foreign currency translation impact.
Net sales for the nine months ended September 30, 2022 increased by $131.5 million, or 14%, compared to the prior-year period, inclusive of the effects of acquisitions and pricing actions. Our Environmental Solutions Group reported a net sales increase of $106.8 million, or 14%, primarily due to a $24.2 million improvement in aftermarket revenues and increases in sales of dump truck bodies, metal extraction support equipment, sewer cleaners, trailers, hoists and safe-digging trucks of $27.3 million, $21.1 million, $17.4 million, $11.1 million, $9.3 million and $6.6 million, respectively. Partially offsetting these improvements was a $13.1 million reduction in shipments of refuse trucks and a $3.1 million unfavorable foreign currency translation impact. Within our Safety and Security Systems Group, net sales increased by $24.7 million, or 16%, primarily due to improvements in sales of public safety equipment, industrial signaling equipment and warning systems of $19.8 million, $6.9 million and $2.5 million, respectively, partially offset by a $4.5 million unfavorable foreign currency translation impact.
Operating income for the three months ended September 30, 2022 increased by $5.2 million, or 15%, compared to the prior-year quarter, primarily driven by an $11.9 million improvement in gross profit, partially offset by a $6.4 million increase in Selling, Engineering, General and Administrative (“SEG&A”) expenses and a $0.3 million increase in amortization expense. Consolidated operating margin for the three months ended September 30, 2022 was 11.4%, compared to 11.5% in the prior-year quarter.
Operating income for the nine months ended September 30, 2022 increased by $13.6 million, or 14%, compared to the prior-year period, primarily driven by a $27.0 million improvement in gross profit and a $1.9 million increase in acquisition-related benefits, partially offset by a $13.9 million increase in SEG&A expenses and a $1.4 million increase in amortization expense. Consolidated operating margin for the nine months ended September 30, 2022 was 10.9%, compared to 11.0% in the prior-year period.
Income before income taxes for the three months ended September 30, 2022 increased by $3.2 million, or 10%, compared to the prior-year quarter. The increase resulted from the higher operating income, partially offset by a $1.6 million increase in interest expense and a $0.4 million decrease in other income.
Income before income taxes for the nine months ended September 30, 2022 increased by $10.5 million, or 11%, compared to the prior-year period. The increase resulted from the higher operating income, partially offset by a $2.6 million increase in interest expense and a $0.5 million decrease in other income.
Net income for the three months ended September 30, 2022 increased by $2.6 million compared to the prior-year quarter, largely due to the aforementioned increase in income before taxes, partially offset by a $0.6 million increase in income tax expense. The effective tax rate for the three months ended September 30, 2022 was 13.4%, compared to 12.8% in the prior-year quarter.
Net income for the nine months ended September 30, 2022 increased by $4.7 million compared to the prior-year period, largely due to the aforementioned increase in income before taxes, partially offset by a $5.8 million increase in income tax expense. The effective tax rate for the nine months ended September 30, 2022 was 21.2%, compared to 17.6% in the prior-year period. We currently expect our full-year effective tax rate to be approximately 22%.
Total orders for the three months ended September 30, 2022 were $382 million, an increase of $32 million, or 9%, as compared to the prior-year quarter. Our Environmental Solutions Group reported total orders of $321 million in the three months ended September 30, 2022, an increase of $29 million, or 10% in comparison to the prior-year quarter. Orders in the three months ended September 30, 2022 within our Safety and Security Systems Group were $61 million, an increase of $2 million, or 4%, compared to the prior-year quarter.
Total orders for the nine months ended September 30, 2022 were $1,248.0 million, an increase of $153.0 million, or 14%, as compared to the prior-year period. Our Environmental Solutions Group reported total orders of $1,060.7 million in the nine months ended September 30, 2022, an increase of $144.7 million, or 16% in comparison to the prior-year period. Orders in the nine months ended September 30, 2022 within our Safety and Security Systems Group were $187.3 million, an increase of $8.3 million, or 5%, compared to the prior-year period.
Our consolidated backlog at September 30, 2022 was $824 million, an increase of $337 million, or 69%, compared to the prior-year quarter.

Results of Operations
The following table summarizes our Condensed Consolidated Statements of Operations and illustrates the key financial indicators used to assess our consolidated financial results:

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in millions, except per share data)	2022	2021	Change	2022	2021	Change
Net sales	$346.4	$298.3	$48.1	$1,043.3	$911.8	$131.5
Cost of sales	263.6	227.4	36.2	795.0	690.5	104.5
Gross profit	82.8	70.9	11.9	248.3	221.3	27.0
Selling, engineering, general and administrative expenses	39.8	33.4	6.4	125.5	111.6	13.9
Amortization expense	3.1	2.8	0.3	9.6	8.2	1.4
Acquisition and integration-related expenses (benefits)	0.4	0.4	—	(1.0)	0.9	(1.9)
Operating income	39.5	34.3	5.2	114.2	100.6	13.6
Interest expense	2.7	1.1	1.6	5.9	3.3	2.6
Other expense (income), net	0.1	(0.3)	0.4	(0.6)	(1.1)	0.5
Income before income taxes	36.7	33.5	3.2	108.9	98.4	10.5
Income tax expense	4.9	4.3	0.6	23.1	17.3	5.8
Net income	$31.8	$29.2	$2.6	$85.8	$81.1	$4.7
Operating data:
Operating margin	11.4%	11.5%	(0.1)%	10.9%	11.0%	(0.1)%
Diluted earnings per share	$0.52	$0.47	$0.05	$1.40	$1.31	$0.09
Total orders	382.1	350.4	31.7	1,248.0	1,095.0	153.0
Backlog	824.1	487.1	337.0	824.1	487.1	337.0
Depreciation and amortization	13.6	12.7	0.9	40.7	37.5	3.2
Net sales
Net sales for the three months ended September 30, 2022 increased by $48.1 million, or 16%, compared to the prior-year quarter, inclusive of the effects of acquisitions and pricing actions. The Environmental Solutions Group reported a net sales increase of $35.7 million, or 14%, primarily due to increases in sales of sewer cleaners, dump truck bodies, metal extraction support equipment and trailers of $12.3 million, $10.1 million, $6.3 million, and $5.4 million, respectively. In addition, aftermarket revenues improved by $7.5 million. Partially offsetting these improvements were reductions in shipments of safe-digging trucks and refuse trucks of $3.3 million and $2.8 million, respectively, as well as a $1.3 million unfavorable foreign currency translation impact. Within the Safety and Security Systems Group, net sales increased by $12.4 million, or 25%, primarily due to improvements in sales of public safety equipment, industrial signaling equipment and warning systems of $7.5 million, $5.0 million and $1.8 million, respectively, partially offset by a $1.9 million unfavorable foreign currency translation impact.
Net sales for the nine months ended September 30, 2022 increased by $131.5 million, or 14%, compared to the prior-year period, inclusive of the effects of acquisitions and pricing actions. The Environmental Solutions Group reported a net sales increase of $106.8 million, or 14%, primarily due to a $24.2 million improvement in aftermarket revenues and increases in sales of dump truck bodies, metal extraction support equipment, sewer cleaners, trailers, hoists and safe-digging trucks of $27.3 million, $21.1 million, $17.4 million, $11.1 million, $9.3 million and $6.6 million, respectively. Partially offsetting these improvements was a $13.1 million reduction in shipments of refuse trucks and a $3.1 million unfavorable foreign currency translation impact. Within the Safety and Security Systems Group, net sales increased by $24.7 million, or 16%, primarily due to improvements in sales of public safety equipment, industrial signaling equipment and warning systems of $19.8 million, $6.9 million and $2.5 million, respectively, partially offset by a $4.5 million unfavorable foreign currency translation impact.
Cost of sales
Cost of sales increased by $36.2 million, or 16%, for the three months ended September 30, 2022 compared to the prior-year quarter, largely due to an increase of $28.6 million, or 15%, within the Environmental Solutions Group, primarily related to additional costs from prior-year acquisitions and higher material costs, partially offset by a $1.3 million favorable foreign currency translation impact. Within the Safety and Security Systems Group, cost of sales increased by $7.6 million, or 24%, primarily related to higher sales volumes and increased material and freight costs, partially offset by a $1.5 million favorable foreign currency translation impact
Cost of sales increased by $104.5 million, or 15%, for the nine months ended September 30, 2022 compared to the prior-year period, largely due to an increase of $89.6 million, or 15%, within the Environmental Solutions Group, primarily related to increased sales volumes, additional costs from prior-year acquisitions, higher material costs, and an $0.8 million increase in depreciation expense, partially offset by a $2.9 million favorable foreign currency translation impact. Within the Safety and Security Systems Group, cost of sales increased by $14.9 million, or 15%, primarily related to higher sales volumes and increased material and freight costs, partially offset by a $3.5 million favorable foreign currency translation impact.
Gross profit
Gross profit increased by $11.9 million, or 17%, for the three months ended September 30, 2022 compared to the prior-year quarter, primarily due to a $7.1 million improvement within the Environmental Solutions Group and a $4.8 million increase within the Safety and Security Systems Group. Gross profit as a percentage of revenues (“gross profit margin”) for the three months ended September 30, 2022 was 23.9%, compared to 23.8% in the prior-year quarter, primarily due to a 50 basis point improvement within the Safety and Security Systems Group, partially offset by a 20 basis point reduction within the Environmental Solutions Group.
Gross profit increased by $27.0 million, or 12%, for the nine months ended September 30, 2022 compared to the prior-year period, primarily due to a $17.2 million improvement within the Environmental Solutions Group and a $9.8 million increase within the Safety and Security Systems Group. Gross profit as a percentage of revenues (“gross profit margin”) for the nine months ended September 30, 2022 was 23.8%, compared to 24.3% in the prior-year period, primarily due to a 70 basis point reduction within the Environmental Solutions Group, partially offset by a 40 basis point improvement within the Safety and Security Systems Group.
SEG&A Expenses
SEG&A expenses for the three months ended September 30, 2022 increased by $6.4 million, or 19%, compared to the prior-year quarter, primarily due to increases of $3.7 million and $1.9 million within the Environmental Solutions Group and the Safety and Security Systems Group, respectively, in addition to a $0.8 million increase in Corporate SEG&A expenses. As a percentage of net sales, SEG&A expenses were 11.5% in the current-year quarter, compared to 11.2% in the prior-year quarter.
SEG&A expenses for the nine months ended September 30, 2022 increased by $13.9 million, or 12%, compared to the prior-year period, primarily due to increases of $12.5 million and $3.7 million within the Environmental Solutions Group and the Safety and Security Systems Group, respectively, partially offset by a $2.3 million reduction in Corporate SEG&A expenses. As a percentage of net sales, SEG&A expenses were 12.0% in the current-year quarter, down from 12.2% in the prior-year period.
Operating income
Operating income for the three months ended September 30, 2022 increased by $5.2 million, or 15%, compared to the prior-year quarter, primarily driven by the $11.9 million improvement in gross profit, partially offset by the $6.4 million increase in SEG&A expenses and a $0.3 million increase in amortization expense. Consolidated operating margin for the three months ended September 30, 2022 was 11.4%, compared to 11.5% in the prior-year quarter.
Operating income for the nine months ended September 30, 2022 increased by $13.6 million, or 14%, compared to the prior-year period, primarily driven by the $27.0 million improvement in gross profit and a $1.9 million increase in acquisition-related benefits, partially offset by the $13.9 million increase in SEG&A expenses and a $1.4 million increase in amortization expense. Consolidated operating margin for the nine months ended September 30, 2022 was 10.9%, compared to 11.0% in the prior-year period.
Interest expense
Interest expense for the three and nine months ended September 30, 2022 increased by $1.6 million and $2.6 million, respectively, in comparison to the corresponding periods in the prior year, largely due to an increase in average debt levels and higher interest rates.
Other expense (income), net
Other income, net, for the three and nine months ended September 30, 2022 decreased by $0.4 million and $0.5 million, respectively, in comparison to the corresponding periods in the prior year, primarily due to the recognition of less net periodic pension benefit.

Income tax expense
The Company recognized income tax expense of $4.9 million and $4.3 million for the three months ended September 30, 2022 and 2021, respectively. During the three months ended September 30, 2022, the Company recognized a $2.7 million tax benefit from the release of a valuation allowance that had previously been recorded against deferred tax assets associated with foreign tax credits in the U.S., which are now considered more-likely-than-not to be realized, primarily due to tax planning strategies. The Company also recognized a $1.1 million tax benefit during the three months ended September 30, 2022 associated with the release of a valuation allowance in the U.K., as the associated deferred tax assets are now considered more-likely-than-not to be realized primarily due to increased projections of future taxable income. During the three months ended September 30, 2021, the Company recognized a $3.4 million tax benefit associated with the release of state valuation allowances and a $1.1 million tax benefit associated with the remeasurement of deferred taxes for changes in state tax apportionment, both of which resulted from a change in tax status during the quarter. Including these items, the Company’s effective tax rate for the three months ended September 30, 2022 was 13.4%, compared to 12.8% in the prior-year quarter.
For the nine months ended September 30, 2022 and 2021, the Company recognized income tax expense of $23.1 million and $17.3 million, respectively. The increase in tax expense in the current-year period was largely due to higher pre-tax income levels and a $3.2 million reduction in the amount of excess tax benefits from stock compensation activity compared to the prior-year period. Including these items, the Company’s effective tax rate for the nine months ended September 30, 2022 was 21.2%, compared to 17.6% in the prior-year period.
Net income
Net income for the three months ended September 30, 2022 increased by $2.6 million compared to the prior-year quarter, largely due to the aforementioned improvement in operating income, partially offset by the $1.6 million increase in interest expense, a $0.6 million increase in income tax expense and the $0.4 million decrease in other income.
Net income for the nine months ended September 30, 2022 increased by $4.7 million compared to the prior-year period, largely due to the aforementioned improvement in operating income, partially offset by a $5.8 million increase in income tax expense, the $2.6 million increase in interest expense and the $0.5 million decrease in other income.
Environmental Solutions
The following table summarizes the Environmental Solutions Group’s operating results as of and for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in millions)	2022	2021	Change	2022	2021	Change
Net sales	$284.8	$249.1	$35.7	$865.3	$758.5	$106.8
Operating income	33.9	30.8	3.1	99.8	96.4	3.4
Operating data:
Operating margin	11.9%	12.4%	(0.5)%	11.5%	12.7%	(1.2)%
Total orders	$321.4	$292.1	$29.3	$1,060.7	$916.0	$144.7
Backlog	764.6	440.8	323.8	764.6	440.8	323.8
Depreciation and amortization	12.5	11.8	0.7	37.5	34.7	2.8
Three months ended September 30, 2022 vs. Three months ended September 30, 2021
Total orders for the three months ended September 30, 2022 increased by $29.3 million, or 10%, compared to the prior-year quarter. U.S. orders increased by $25.5 million, primarily due to improvements in orders for street sweepers, safe-digging trucks, sewer cleaners, and refuse trucks of $11.6 million, $7.8 million, $4.9 million and $4.7 million, respectively. Additionally, aftermarket demand increased by $10.2 million. Partially offsetting these improvements was a $14.5 million reduction in orders for trailers. Non-U.S. orders increased by $3.8 million, primarily due to improvements in orders for metal extraction support equipment and refuse trucks of $8.9 million and $5.9 million, respectively, partially offset by a $12.2 million reduction in orders for safe-digging trucks.
Net sales for the three months ended September 30, 2022 increased by $35.7 million, or 14%, compared to the prior-year quarter, inclusive of the effects of acquisitions and pricing actions. For the three months ended September 30, 2022, U.S. sales increased by $31.9 million, largely due to increases in sales of sewer cleaners, dump truck bodies and trailers of $12.1 million, $8.8 million and $5.4 million, respectively, and a $7.0 million improvement in aftermarket revenues. Partially offsetting these improvements was a $3.7 million reduction in shipments of safe-digging trucks. Non-U.S. sales increased by $3.8 million, primarily due to increases in sales of metal extraction support equipment, street sweepers, dump truck bodies and waterblasting equipment of $4.2 million, $3.4 million, $1.3 million and $0.6 million, respectively. Partially offsetting these improvements was a $4.9 million reduction in shipments of refuse trucks, and a $1.3 million unfavorable foreign currency translation impact.
Cost of sales for the three months ended September 30, 2022 increased by $28.6 million, or 15%, compared to the prior-year quarter, primarily related to additional costs from prior-year acquisitions and higher material costs, partially offset by a $1.3 million favorable foreign currency translation impact. Gross profit margin for the three months ended September 30, 2022 was 21.1%, compared to 21.3% in the prior-year quarter, with the impact of higher material costs and production inefficiencies associated with supply chain disruptions being partially offset by the impact of pricing actions and a more favorable sales mix, associated with the increase in aftermarket demand.
SEG&A expenses for the three months ended September 30, 2022 increased by $3.7 million, or 19%, compared to the prior-year quarter, primarily due to additional costs from prior-year acquisitions, as well as increases in selling and marketing expenses. As a percentage of net sales, SEG&A expenses were 8.1% in the current-year quarter, compared to 7.7% in the prior-year quarter.
Operating income for the three months ended September 30, 2022 increased by $3.1 million, or 10%, compared to the prior-year quarter, largely due to a $7.1 million improvement in gross profit, partially offset by the $3.7 million increase in SEG&A expenses and a $0.3 million increase in amortization expense.
Nine months ended September 30, 2022 vs. Nine months ended September 30, 2021
Total orders for the nine months ended September 30, 2022 increased by $144.7 million, or 16%, compared to the prior-year period. U.S. orders increased by $141.7 million, primarily due to improvements in orders for street sweepers, safe-digging trucks, sewer cleaners, metal extraction support equipment, industrial vacuum loaders and refuse trucks of $42.3 million, $33.5 million, $21.5 million, $17.2 million, $8.8 million and $7.6 million, respectively. Additionally, aftermarket demand increased by $29.0 million. Partially offsetting these improvements was an $18.3 million reduction in orders for dump truck bodies. Non-U.S. orders increased by $3.0 million, primarily due to improvements in orders for metal extraction support equipment, refuse trucks, street sweepers and snow removal equipment of $8.9 million, $8.8 million, $6.0 million and $2.9 million, respectively. Partially offsetting these improvements were reductions in orders for safe-digging trucks and industrial vacuum loaders of $11.8 million and $3.7 million, respectively, in addition to a $3.7 million unfavorable currency translation impact and a $5.0 million reduction in aftermarket demand.
Net sales for the nine months ended September 30, 2022 increased by $106.8 million, or 14%, compared to the prior-year period, inclusive of the effects of acquisitions and pricing actions. For the nine months ended September 30, 2022, U.S. sales increased by $129.2 million, largely due to a $28.4 million improvement in aftermarket revenues and increases in sales of dump truck bodies, sewer cleaners, metal extraction support equipment, safe-digging trucks, trailers, and hoists of $24.4 million, $17.1 million, $12.3 million, $11.1 million, $11.1 million, and $9.3 million, respectively. Non-U.S. sales decreased by $22.4 million, primarily due to reductions in shipments of refuse trucks and safe-digging trucks of $15.8 million and $4.5 million, respectively, as well as a $3.1 million unfavorable foreign currency translation impact and a $4.2 million reduction in aftermarket revenue. Partially offsetting these reductions were improvements in shipments of metal extraction support equipment and dump truck bodies of $8.8 million and $2.9 million, respectively.
Cost of sales for the nine months ended September 30, 2022 increased by $89.6 million, or 15%, compared to the prior-year period, primarily due to increased sales volumes, additional costs from prior-year acquisitions, higher material costs, and an $0.8 million increase in depreciation expense, partially offset by a $2.9 million favorable foreign currency translation impact. Gross profit margin for the nine months ended September 30, 2022 was 21.1%, compared to 21.8% in the prior-year period, with the impact of higher material costs and production inefficiencies associated with labor and supply chain disruptions being partially offset by the impact of pricing actions and a more favorable sales mix, associated with the increase in aftermarket demand.
SEG&A expenses for the nine months ended September 30, 2022 increased by $12.5 million, or 21%, compared to the prior-year period, primarily due to additional costs from prior-year acquisitions, as well as increases in selling and marketing expenses. As a percentage of net sales, SEG&A expenses were 8.4% in the current-year period, compared to 7.9% in the prior-year period.
Operating income for the nine months ended September 30, 2022 increased by $3.4 million, or 4%, compared to the prior-year period, largely due to a $17.2 million improvement in gross profit and a $0.1 million favorable variance from acquisition-related activity, partially offset by the $12.5 million increase in SEG&A expenses and a $1.4 million increase in amortization expense.
Backlog was $765 million at September 30, 2022, compared to $441 million at September 30, 2021.

Safety and Security Systems
The following table summarizes the Safety and Security Systems Group’s operating results as of and for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in millions)	2022	2021	Change	2022	2021	Change
Net sales	$61.6	$49.2	$12.4	$178.0	$153.3	$24.7
Operating income	10.5	7.6	2.9	28.7	22.6	6.1
Operating data:
Operating margin	17.0%	15.4%	1.6%	16.1%	14.7%	1.4%
Total orders	$60.7	$58.3	$2.4	$187.3	$179.0	$8.3
Backlog	59.5	46.3	13.2	59.5	46.3	13.2
Depreciation and amortization	1.0	0.9	0.1	3.1	2.7	0.4
Three months ended September 30, 2022 vs. Three months ended September 30, 2021
Total orders for the three months ended September 30, 2022 increased by $2.4 million, or 4%, compared with the prior-year quarter. U.S. orders increased by $2.8 million, primarily due to improvements in orders for warnings systems and industrial signaling equipment of $2.3 million and $1.4 million, respectively, partially offset by a $0.9 million reduction in orders for public safety equipment. Non-U.S. orders decreased by $0.4 million, largely due to a $2.2 million unfavorable foreign currency translation impact, partially offset by a $2.0 million improvement in orders for industrial signaling equipment.
Net sales for the three months ended September 30, 2022 increased by $12.4 million, or 25%, compared to the prior-year quarter, inclusive of the effects of higher sales volumes and pricing actions. U.S. sales increased by $10.7 million, primarily driven by improvements in sales of public safety equipment, warning systems and industrial signaling equipment of $5.5 million, $2.7 million and $2.5 million, respectively. Non-U.S. sales increased by $1.7 million, largely due to improvements in sales of industrial signaling equipment and public safety equipment of $2.5 million and $2.0 million, respectively, partially offset by a $1.9 million unfavorable foreign currency translation impact and a $0.9 million reduction in sales of warning systems.
Cost of sales for the three months ended September 30, 2022 increased by $7.6 million, or 24%, compared to the prior-year quarter, primarily related to higher sales volumes and increased material and freight costs, partially offset by a $1.5 million favorable foreign currency translation impact. Gross profit margin for the three months ended September 30, 2022 was 36.9%, compared to 36.4% in the prior-year quarter, with the improvement primarily attributable to improved operating leverage from higher sales volumes and benefits from pricing actions, partially offset by higher material and freight costs.
SEG&A expenses for the three months ended September 30, 2022 increased by $1.9 million, or 18%, compared to the prior-year quarter, primarily due to higher sales commissions. As a percentage of net sales, SEG&A expenses decreased from 20.9% in the prior-year quarter, to 19.8% in the current-year quarter.
Operating income for the three months ended September 30, 2022 increased by $2.9 million, or 38%, compared to the prior-year quarter, primarily due to a $4.8 million improvement in gross profit, partially offset by the $1.9 million increase in SEG&A expenses.
Nine months ended September 30, 2022 vs. Nine months ended September 30, 2021
Total orders for the nine months ended September 30, 2022 increased by $8.3 million, or 5%, compared with the prior-year period. U.S. orders increased by $13.0 million, primarily due to improvements in orders for warning systems and public safety equipment of $6.6 million and $5.6 million, respectively. Non-U.S. orders decreased by $4.7 million, largely due to a $6.5 million reduction in orders for public safety equipment, as well as a $4.4 million unfavorable foreign currency translation impact, partially offset by improvements in orders for industrial signaling equipment and warning systems of $5.5 million and $0.7 million, respectively.
Net sales for the nine months ended September 30, 2022 increased by $24.7 million, or 16%, compared to the prior-year period, inclusive of the effects of higher sales volumes and pricing actions. U.S. sales increased by $18.4 million, primarily driven by improvements in sales of public safety equipment, warning systems and industrial signaling equipment of $13.0 million, $3.5 million and $1.9 million, respectively. Non-U.S. sales increased by $6.3 million, largely due to improvements in sales of public safety equipment and industrial signaling equipment of $6.8 million and $5.0 million, respectively, partially offset by a $4.5 million unfavorable foreign currency translation impact and a $1.0 million reduction in sales of warning systems.

Cost of sales for the nine months ended September 30, 2022 increased by $14.9 million, or 15%, compared to the prior-year period, primarily related to higher sales volumes and increased material and freight costs, partially offset by a $3.5 million favorable foreign currency translation impact. Gross profit margin for the nine months ended September 30, 2022 was 37.1%, compared to 36.7% in the prior-year period, with the improvement primarily attributable to improved operating leverage from higher sales volumes and benefits from pricing actions, partially offset by higher material and freight costs.
SEG&A expenses for the nine months ended September 30, 2022 increased by $3.7 million, or 11%, compared to the prior-year period, primarily due to higher sales commissions. As a percentage of net sales, SEG&A expenses decreased from 21.9% in the prior-year quarter, to 21.0% in the current-year quarter.
Operating income for the nine months ended September 30, 2022 increased by $6.1 million, or 27%, compared to the prior-year period, primarily due to a $9.8 million improvement in gross profit, partially offset by the $3.7 million increase in SEG&A expenses.
Backlog was $60 million at September 30, 2022, compared to $46 million at September 30, 2021.
Corporate Expenses
Corporate operating expenses for the three months ended September 30, 2022 were $4.9 million, compared to $4.1 million in the prior-year quarter, with the increase primarily due to higher incentive-based compensation expense, partially offset by lower post-employment and legal expenses.
Corporate operating expenses for the nine months ended September 30, 2022 were $14.3 million, compared to $18.4 million in the prior-year period, with the reduction primarily due to lower post-employment and legal expenses, partially offset by higher incentive-based compensation expense. In addition, during the nine months ended September 30, 2022, the Company received a favorable settlement of $1.9 million in a post-closing adjustment dispute associated with the 2021 acquisition of OSW Equipment & Repair, LLC (“OSW”). The related benefit has been included as a component of Acquisition and integration-related expenses (benefits) on the Condensed Consolidated Statements of Operations.
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
The Company’s cash and cash equivalents totaled $35.5 million and $40.5 million as of September 30, 2022 and December 31, 2021, respectively. As of September 30, 2022, $14.4 million of cash and cash equivalents was held by foreign subsidiaries. Cash and cash equivalents held by subsidiaries outside the U.S. typically are held in the currency of the country in which it is located. The Company uses this cash to fund the operating activities of its foreign subsidiaries and for further investment in foreign operations. Generally, the Company has considered such cash to be permanently reinvested in its foreign operations and the Company’s current plans do not demonstrate a need to repatriate such cash to fund U.S. operations. However, in the event that these funds are needed to fund U.S. operations or to satisfy U.S. obligations, they generally could be repatriated. The repatriation of these funds may cause the Company to incur additional U.S. income tax expense, dependent on income tax laws and other circumstances at the time any such amounts are repatriated.
Net cash of $32.4 million was provided by operating activities in the nine months ended September 30, 2022, compared to $55.1 million in the prior-year period, with the year-over-year change primarily due to the seasonal build up of working capital, including increases in accounts receivable, largely due to higher net sales, and strategic stocking of critical inventory components, such as chassis, to support demand levels and partially mitigate ongoing supply chain constraints. Partially offsetting these increases were reductions in income tax payments and pension contributions of $15.6 million and $2.1 million, respectively, and $1.9 million received for the OSW post-closing adjustment settlement.
Net cash of $50.1 million was used for investing activities in the nine months ended September 30, 2022, compared to $64.5 million in the prior-year period. During the nine months ended September 30, 2022, the Company completed the purchase of its University Park, Illinois manufacturing facility for $27.8 million and funded $17.8 million of other capital expenditures. Capital expenditures in the prior-year period were $12.5 million. During the nine months ended September 30, 2022, the Company paid $4.3 million to acquire certain distribution rights from dealers and $1.6 million to fund a post-closing adjustment related to the 2021 acquisition of substantially all of the assets and operations of Deist Industries, Inc. and certain of its affiliates. During the nine months ended September 30, 2021, the Company also paid initial consideration of $53.5 million to acquire OSW.
Net cash of $14.4 million was provided by financing activities in the nine months ended September 30, 2022, compared to $16.4 million in the prior-year period. In the nine months ended September 30, 2022, the Company borrowed $49.9 million against its revolving credit facility, funded cash dividends and share repurchases of $16.4 million and $16.1 million, respectively, and redeemed $3.0 million of stock in order to remit funds to tax authorities to satisfy employees’ tax withholdings following the vesting of stock-based compensation and the exercise of stock options. In the nine months ended September 30, 2021, the Company borrowed $40.1 million against its revolving credit facility, received $4.1 million from stock option exercises, funded cash dividends of $16.5 million and redeemed $7.8 million of stock in order to remit funds to tax authorities to satisfy employees’ tax withholdings following the vesting of stock-based compensation and the exercise of stock options.
The Company was subject to certain net leverage ratio and interest coverage ratio financial covenants under the 2019 Credit Agreement that were to be measured at each fiscal quarter-end. The Company was in compliance with all such covenants as of September 30, 2022.
As of September 30, 2022, there was $329.5 million of cash drawn and $10.3 million of undrawn letters of credit under the 2019 Credit Agreement, with $160.2 million of availability for borrowings.
On October 21, 2022, the Company entered into the Third Amended and Restated Credit Agreement (the “2022 Credit Agreement”), which amends and restates the 2019 Credit Agreement. The 2022 Credit Agreement increases the Company’s revolving credit facility from $500 million to $675 million, and adds a $125 million term loan facility. In addition, the Company may expand its borrowing capacity under the 2022 Credit Agreement by up to the greater of (i) $400 million and (ii) 100% of Consolidated EBITDA for the most recently ended four-quarter period, subject to the approval of the applicable lenders providing such additional financing.
Excluding the University Park facility acquisition, the Company anticipates that capital expenditures for 2022 will be in the range of $25 million to $30 million.

On October 3, 2022, the Company completed the acquisition of TowHaul Corporation for an initial purchase price of $43.3 million.
The Company believes that its financial resources and major sources of liquidity, including cash flow from operations and increased borrowing capacity, will be adequate to meet its operating needs, capital needs and financial commitments.
Contractual Obligations and Off-Balance Sheet Arrangements
During the nine months ended September 30, 2022, there have been no material changes in the Company’s contractual obligations and off-balance sheet arrangements as described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk.
See Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. During the nine months ended September 30, 2022, there have been no significant changes in our exposure to market risk.
Item 4.     Controls and Procedures.
As required by Rule 13a-15 under the Exchange Act, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of September 30, 2022. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2022.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides a summary of the Company’s repurchase activity for its common stock during the three months ended September 30, 2022:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (a)
July 2022 (7/3/22 - 8/6/22)	—	$—	—	$59,052,829
August 2022 (8/7/22 - 9/3/22)	—	—	—	59,052,829
September 2022 (9/4/22 - 10/1/22)	—	—	—	59,052,829
(a)    In March 2020, the Board authorized a stock repurchase program of up to $75.0 million of the Company’s common stock, with the remaining authorization under our previously described repurchase program adopted in 2014 being subject to the March 2020 program.
Item 3.    Defaults upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
On November 3, 2022, the Company issued a press release announcing its financial results for the three and nine months ended September 30, 2022. The presentation slides for the third quarter 2022 earnings call were also posted on the Company’s website at that time. The full text of the third quarter financial results press release and earnings presentation are attached hereto as Exhibits 99.1 and 99.2, respectively, to this Form 10-Q.

Item 6.    Exhibits.

3.1	Restated Certificate of Incorporation of the Company. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed April 30, 2010.

3.2	Amended and Restated By-laws of the Company. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed February 9, 2016.

10.1*
Separation Agreement, effective September 12, 2022, by and between Daniel A. DuPré and Federal Signal Corporation. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed September 13, 2022.

10.2
Third Amended and Restated Credit Agreement as of October 21, 2022, by and among the Company and certain of its foreign subsidiaries, as Borrowers, the Lenders referred to therein, as Lenders, Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender, PNC Bank, National Association and Truist Bank as Syndication Agents, JPMorgan Chase Bank, N.A. and The Toronto Dominion Bank, New York Branch as Documentation Agents, and Wells Fargo Securities, LLC, PNC Capital Markets LLC and Truist Securities, Inc. as Joint Lead Arrangers and Joint Bookrunners.

31.1	CEO Certification under Section 302 of the Sarbanes-Oxley Act.

31.2	CFO Certification under Section 302 of the Sarbanes-Oxley Act.

32.1	CEO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act.

32.2	CFO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act.

99.1	Third Quarter Financial Results Press Release, Dated November 3, 2022.

99.2	Third Quarter Earnings Call Presentation Slides.

101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
*Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(a)(3) of Form 10-K.

SIGNATURE
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Signal Corporation

Date:	November 3, 2022	/s/ Ian A. Hudson
Ian A. Hudson
Senior Vice President and Chief Financial Officer (Principal Financial Officer)