Form 10-K
period 2022-12-31
FEDERAL SIGNAL CORP /DE/
filed 2023-03-01
CIK 277509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑
As of June 30, 2022, the aggregate market value of voting stock held by non-affiliates was $2,110,562,803. For purposes of the foregoing calculation only, executive officers and directors of the registrant have been deemed to be affiliates.
As of February 28, 2023, the number of shares outstanding of the registrant’s common stock was 60,754,664.
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Documents Incorporated By Reference
Portions of the registrant’s definitive proxy statement for the 2023 Annual Meeting of Stockholders are incorporated by reference in Part III.

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
These risks and uncertainties, some of which are beyond the Company’s control, include, but are not limited to, the risk factors described under Item 1A, Risk Factors as set forth in Part I, as well as those discussed elsewhere in this Form 10-K and in our subsequently filed documents, as applicable. These factors may not constitute all factors that could cause actual results to differ materially from those discussed in any forward-looking statement. The Company operates in a continually changing business environment and new factors emerge from time to time including, for example, the ongoing coronavirus pandemic and the governmental responses to the pandemic. The Company cannot predict such factors, nor can it assess the impact, if any, of such factors on its results of operations, financial condition or cash flow. Accordingly, forward-looking statements should not be relied upon as a predictor of actual results. The Company disclaims any responsibility to update any forward-looking statement provided in this Form 10-K.
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

PART I
Item 1.    Business.
Federal Signal Corporation, founded in 1901, was reincorporated as a Delaware corporation in 1969. The Company designs, manufactures and supplies a suite of products and integrated solutions for municipal, governmental, industrial and commercial customers. The Company’s portfolio of products that it manufactures includes sewer cleaners, industrial vacuum loaders, vacuum- and hydro-excavation trucks (collectively, “safe-digging” trucks), street sweepers, road-marking and line-removal equipment, waterblasting equipment, dump truck bodies, trailers, and safety and security systems, including technology-based products and solutions for the public safety market. In addition, the Company engages in the sale of parts, service and repair, equipment rentals and training as part of a comprehensive aftermarket offering to its customers. The Company operates 21 principal manufacturing facilities in five countries and provides products and integrated solutions to customers in all regions of the world.
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
Financial information concerning the Company’s two reportable segments for each of the three years in the period ended December 31, 2022, is included in Note 17 – Segment Information to the accompanying consolidated financial statements and is incorporated herein by reference.
During the year ended December 31, 2022, the Company completed the acquisition of substantially all of the assets and operations of TowHaul Corporation (“TowHaul”).
Environmental Solutions Group
The Company’s Environmental Solutions Group is a leading manufacturer and supplier of a full range of street sweepers, sewer cleaners, industrial vacuum loaders, safe-digging trucks, high-performance waterblasting equipment, road-marking and line-removal equipment, dump truck bodies, trailers and metal extraction support equipment. The Group manufactures vehicles and equipment in the U.S. and Canada that are sold under the Elgin®, Vactor®, Guzzler®, TRUVAC®, WestechTM, Jetstream®, Mark Rite Lines, Ox Bodies®, Crysteel®, J-Craft®, Duraclass®, Rugby®, Travis®, OSW, NTE, WTB, Ground Force, TowHaul®, Bucks® and Switch-N-Go® brand names. The Group’s product offerings also include certain products manufactured by other companies, such as refuse and recycling collection vehicles, camera systems, ice resurfacing equipment and snow-removal equipment. Products are sold to both municipal and industrial customers either through a dealer network or direct sales to service customers generally depending on the type and geographic location of the customer. In addition to vehicle and equipment sales, the Group also engages in the sale of parts, service and repair, equipment rentals and training as part of a comprehensive aftermarket offering to its current and potential customers through its service centers located across North America.
Under the Elgin brand name, the Company sells a leading U.S. brand of street sweepers primarily designed for large-scale cleaning of curbed streets, parking lots and other paved surfaces utilizing mechanical sweeping, vacuum and recirculating air technology. Vactor is a leading manufacturer of equipment solutions for cleaning and maintaining sewers and catch basins. Under the TRUVAC brand name, the Company manufactures a range of premium vacuum- and hydro-excavation trucks designed to satisfy the safe-digging requirements of businesses or organizations that locate and verify underground utility lines and pipes. Guzzler is a leader in industrial vacuum loaders used to manage industrial waste or recover and recycle valuable raw materials. Westech is a manufacturer of high-quality, rugged vacuum-excavation trucks. Jetstream manufactures high-pressure waterblasting equipment and accessories for commercial and industrial cleaning and maintenance operations. Mark Rite Lines Equipment Company, Inc. (“MRL”), is a U.S. manufacturer of truck-mounted and ride-on road-marking and line-removal equipment. Ground Force Manufacturing LLC (“Ground Force”) and TowHaul are leading manufacturers of specialty vehicles that support the extraction of metals. Truck Bodies & Equipment International (“TBEI”) manufactures and sells dump truck bodies and trailers under the Ox Bodies, Crysteel, J-Craft, Duraclass, Rugby, Travis, OSW, NTE and WTB brand names, as well as a range of interchangeable truck body systems and waste-hauling products under the Bucks and Switch-N-Go brand names.

Safety and Security Systems Group
The Company’s Safety and Security Systems Group is a leading manufacturer and supplier of comprehensive systems and products that law enforcement, fire rescue, emergency medical services, campuses, military facilities and industrial sites use to protect people and property. Offerings include systems for community alerting, emergency vehicles, first responder interoperable communications and industrial communications. Specific products include public safety equipment, such as vehicle lightbars and sirens, industrial signaling equipment, public warning systems and general alarm/public address systems. Products are sold under the Federal SignalTM, Federal Signal VAMA®, and Victor® brand names. The Group operates manufacturing facilities in the U.S., Spain, the United Kingdom (“U.K.”), and South Africa.
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
Customers and Backlog
No single customer accounted for 10% or more of the Company’s net sales in any year within the three-year period ended December 31, 2022.
The Company’s backlog totaled $879 million at December 31, 2022, compared to $629 million at December 31, 2021. Backlogs vary by group due to the nature of the Company’s products and the buying patterns of its customers. The Environmental Solutions Group typically experiences an average backlog of approximately three to six months of shipments. The Safety and Security Systems Group typically experiences an average backlog of approximately two months of shipments. While supply chain disruption and customer demand have contributed to longer lead times for certain businesses, production of the Company’s December 31, 2022 backlog is expected to be substantially completed during 2023.
Suppliers
The Company purchases a wide variety of raw materials from around the world for use in the manufacture of its products, although the majority of its purchases are currently from North American sources. To minimize risks relating to availability, price and quality of key products and components, the Company is party to numerous strategic supplier arrangements. Although certain materials are obtained from either a single-source supplier or a limited number of suppliers, the Company has generally identified alternative sources to minimize the interruption of its business in the event of supply disruptions. However, the Company may incur supply disruptions and unanticipated costs in transitioning to a new supplier.
Components critical to the production of the Company’s vehicles, such as engines, are purchased from a select number of suppliers. The Company also purchases raw and fabricated steel, as well as commercial chassis, from multiple sources. In addition, we may incorporate chassis provided directly by our customers in our production process. In those situations, the Company’s production processes rely upon the customer providing the chassis on a timely basis. Certain of the Company’s businesses also rely on the availability of inventory supplied by others to meet customer demand.
The Company actively manages material supply sourcing and employs various methods to limit risk associated with commodity cost fluctuations and availability. During 2022, the Company’s manufacturing operations continued to be adversely affected by supply chain disruptions, which impacted the supply of raw materials and purchased components, and inflationary pressure. The Company has designed and implemented plans to partially mitigate the impact of these challenges by using alternate suppliers, re-engineering products, expanding its supply base globally, leveraging overall purchasing volumes to obtain favorable pricing and quantities and developing a closer working relationship with key suppliers. However, the Company can provide no assurance that those efforts will be successful. Although global supply chain disruptions and inflationary pressure have recently shown some signs of easing, the Company anticipates that component shortages, production delays and elevated material costs may persist into 2023.
Competition
Within the Environmental Solutions Group, Elgin is recognized as a market leader among domestic sweeper competitors and differentiates itself primarily on product performance. The Vactor, TRUVAC and Guzzler brands each maintain a leading domestic position in their respective marketplaces by enhancing product performance with leading technology and application flexibility. Jetstream is a market leader in the in-plant cleaning segment of the U.S. waterblast industry, competing on product performance, rapid delivery and solutions services. Joe Johnson Equipment, Inc. with Joe Johnson Equipment (USA), Inc., (collectively, “JJE”), is a leading Canadian-based distributor of maintenance equipment for municipal and industrial markets. TBEI includes a portfolio of regional dump truck body and trailer brands with market leadership positions in distinct geographies and product categories, differentiating itself with its broad regional distribution network, focus on customer responsiveness and operational expertise. MRL is a market-leading manufacturer of road-marking and line-removal equipment. Ground Force and TowHaul are leading manufacturers of specialty vehicles that support the extraction of metals.
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
Human Capital Management
As of December 31, 2022, the Company employed approximately 4,100 people in its businesses located in five countries, with the Company’s U.S. hourly employees accounting for approximately 54% of its total workforce. As of December 31, 2022, approximately 10% of the Company’s U.S. hourly workers were represented by unions. During the year ended December 31, 2022, the International Association of Machinists (“IAM”) union was decertified at the Company’s Rugby, North Dakota manufacturing facility. The decertification process was initiated and completed by the employees represented by the IAM union, which included approximately 73% of the employees at that facility. The Company believes that its labor relations with its employees are good, as evidenced by the decertification in 2022.
The Company believes that its employees are key to its ability to deliver exceptional products and services to its customers. The Company applies a holistic total rewards strategy, designed to recruit, motivate, and retain talented employees at all levels of the organization and offer competitive, market-based compensation programs and attractive benefit packages.
Human Rights
The Company is committed to respecting and upholding the internationally recognized human rights principles of the United Nations’ Guiding Principles on Business and Human Rights and the Universal Declaration of Human Rights. In every state and country where the Company operates, it upholds standards that meet or exceed those established by local, state, and national legal frameworks, and the Company expects its partners, suppliers, vendors, and contractors to do the same. The Company has published a human rights policy, setting forth its commitment to equality and nondiscrimination, elimination of all forms of forced or compulsory labor, the effective abolition of childhood labor, workers’ rights to freedom of association and unionization, and protecting employees’ ability to confidentially report policy violations.
Diversity, Equity and Inclusion
The Company is committed to promoting and supporting diversity, equity and inclusion (“DE&I”). The Company believes that behaving inclusively is the right thing to do. The Company also believes that hearing different voices, and seeking different perspectives and ideas, leads to better results. The Company strives to promote diversity on its Board of Directors, senior management and in leadership roles throughout the Company. Currently, two of the Company’s seven directors self-identify as members of a minority group.
In addition, two of the Company’s directors are female, placing the Company in line with the average for companies in the Russell 3000 Index. Of the companies in the Russell 3000 Index, approximately 6% have a female Chief Executive Officer (“CEO”), and the Company is proud to be among that group. In addition, 60% of the Company’s current executive officers are female, including the Company’s President and CEO, Vice President and General Counsel, and Vice President, Chief Accounting Officer and Controller.
The Company’s commitment to DE&I throughout the organization is further evidenced by its policies related to various aspects of employment, including, but not limited to, recruiting, selecting, hiring, employment placement, job assignment, compensation, access to benefits, selection for training, use of facilities, and participation in Company-sponsored employee activities. During 2021, the Company’s Executive Leadership Team, comprised of business leaders from across the organization, completed a comprehensive DE&I educational awareness training led by an industry expert. In 2022, this same group completed additional training on the importance of building inclusive workplaces. Additionally, the Company piloted DE&I training at a key manufacturing location in 2022.
Employee Recruitment, Training and Development
The Company believes that identifying and developing the next generation of business leaders is important to its long-term success, and is proud to support its employees in furthering their education with tuition reimbursement programs and training.
The Company’s recruitment program follows a defined process to attract and hire top talent, including a college internship program designed to identify and cultivate an early-in-career pipeline of talent, and employee referral bonus programs. The Company additionally engages external professional recruiting firms to supplement its internal recruiting efforts, as needed.
The Company provides extensive training to employees within its facilities, ranging from topics such as workplace safety, anti-fraud, anti-discrimination and anti-harassment training, to advanced instruction in lean manufacturing principles and inside sales training programs. On average, the Company’s employees each receive more than 10 hours of job training per year, with some employees of certain business units each averaging nearly 80 hours of training per year.
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
The Company maintains a robust annual performance management process across the organization. Employees start the process by working with their supervisors to set individual performance goals. Progress against those objectives is tracked throughout the year, culminating in the year-end performance review process, which involves the completion of an employee self-assessment and a discussion between the employee and their supervisor on goal accomplishment and defined core competencies. In addition, the Company’s annual talent and succession management processes are designed to identify and develop next-level successors through a variety of assignments and experiential learning.
The Company actively seeks opportunities for regular engagement and communication with its CEO and other senior executive leaders with its broader employee population. In addition, many of the Company’s businesses perform employee engagement surveys that provide valuable feedback to the management teams.
The Company is committed to the communities in which it operates, and to developing a strong pipeline from which it can recruit new talent. Many of the Company’s businesses support their local high schools with cooperative learning extension programs at their manufacturing plants, hosting in-person or virtual tours of our facilities, and providing scholarships and “signing-day” offers to high school seniors. The Company’s employees raise funds and donate time to a variety of community engagement initiatives and support expanded outreach to diverse communities.
The Company’s employees also donate time and expertise through volunteering and mentorship programs, and work with local colleges on training programs to teach valuable technical skills that can be applied in the workplace. Many of the Company’s businesses also recruit summer interns from regional universities, providing hands-on experience in a manufacturing setting and building a pipeline for future engineers, information technology specialists and financial analysts. These programs attempt to help the Company’s next generation, and others, understand what career paths may be available to them and to explore future job opportunities with the Company.
Safety
The Company considers the safety of its employees a significant focus and strives to have zero workplace injuries. The Company has established an enterprise-wide Safety Council, which includes representatives from several of our manufacturing facilities. The Safety Council meets regularly to collaborate and implement safety improvement measures, including workplace hazard reduction programs and awards focusing on continuous improvement initiatives and the reduction of incident frequency.
The Company continues to monitor the impact of the pandemic on its business and employees, while ensuring the ongoing support of customer sites to remain operational, and will implement or modify its policies to adapt to changing circumstances arising from the coronavirus pandemic.
Governmental Regulation of the Environment
As part of its ongoing commitment to environmental, social and governance initiatives, the Company endeavors to establish environmentally-friendly policies and objectives, and believes that these actions are also consistent with cost-effective operating practices. With the application of these policies, the Company believes it complies with federal, state and local provisions that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment. Capital expenditures in 2022 attributable to compliance with such laws were not material. The Company also believes that the overall impact of compliance with environmental regulations will not have a material adverse effect on our financial position, results of operations or cash flow.
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
Executive Officers of the Registrant
The following is a list of the Company’s executive officers, including their ages, business experience and positions as of February 1, 2023:
Jennifer L. Sherman, age 58, was appointed President and CEO effective January 1, 2016. Ms. Sherman was also appointed to the Board of Directors effective January 1, 2016. Since joining the Company in 1994, Ms. Sherman has served in various roles of increasing responsibility, most recently as Senior Vice President and Chief Operating Officer from April 2014 to December 31, 2015. Ms. Sherman also previously served as Senior Vice President, Chief Administrative Officer, General Counsel and Secretary from 2010 to April 2014, Senior Vice President, Human Resources, General Counsel and Secretary from 2008 to 2010, and Vice President, General Counsel and Secretary from 2004 to 2008.
Diane I. Bonina, age 59, was appointed Vice President, General Counsel and Secretary in April 2022. Prior to joining the Company in March 2022, Ms. Bonina worked at AT&T Inc. (“AT&T”), where she served as Assistant Vice President – Senior Legal Counsel. At AT&T, Ms. Bonina held a broad range of roles of increasing legal and management responsibilities since 1996, both for AT&T and its predecessor companies. Prior to that role, Ms. Bonina worked as an attorney with Jenner & Block in its litigation department from 1990 to 1996, and also served as a law clerk for the Honorable Cornelia G. Kennedy of the U.S. Court of Appeals for the Sixth Circuit in Detroit, Michigan.
Lauren B. Elting, age 41, was appointed Vice President and Chief Accounting Officer in April 2022. Ms. Elting also serves as the Company’s Corporate Controller, a position she has held since May 2018. Prior to joining the Company in January 2017, Ms. Elting worked at Ernst & Young, LLP from 2004 to 2016, most recently as Senior Audit Manager.
Ian A. Hudson, age 46, was appointed Senior Vice President and Chief Financial Officer in October 2017. Mr. Hudson joined the Company in August 2013 as Vice President and Corporate Controller. Prior to joining the Company, Mr. Hudson served as Director of Accounting – Latin America and Asia Pacific at Groupon, Inc. from June 2012 to August 2013. Prior to that role, Mr. Hudson worked at Ernst & Young, LLP from 1998 to 2012, most recently as Senior Audit Manager.
Mark D. Weber, age 65, was appointed Senior Vice President and Chief Operating Officer in January 2018, upon rejoining the Company after four years at Supreme Industries, Inc. (“Supreme”). Mr. Weber joined Supreme in May 2013 as President and Chief Executive Officer, serving in that capacity up to the sale of Supreme to Wabash National Corporation, which was completed in September 2017. Prior to joining Supreme, Mr. Weber worked for 17 years as an executive within the Company’s Environmental Solutions Group, including a decade as Group President.
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
In 2022, we generated approximately 80% of our net sales in the U.S. Our ability to be profitable depends heavily on varying conditions in the U.S. governmental and municipal markets, as well as the overall U.S. economy. The industrial markets in which we compete are subject to considerable cyclicality, and move in response to cycles in the overall business environment. Many of our customers are municipal government agencies, and as a result, we are dependent on municipal government spending. Spending by our municipal customers can be affected by federal, state and local political circumstances, budgetary constraints, changing priorities, actual or potential government shutdowns and other factors. The U.S. government and municipalities depend heavily on tax revenues as a source of spending and accordingly, there is a historical correlation that suggests a lag of one to two years between the condition of the U.S. economy and our sales to the U.S. government and municipalities. Therefore, downturns in the U.S. economy are likely to result in decreases in demand for our products. Certain market factors indicate the U.S. economy may experience a significant downturn in the near future. During previous economic downturns, we experienced decreases in sales and profitability, and we expect our business to remain subject to similar economic fluctuations in the future. In addition, the extent of any potential changes to policies and regulations under the current U.S. administration, and how any such changes may impact the Company’s operations, is currently uncertain.
The extent to which the coronavirus pandemic will continue to adversely impact our business, financial condition and operating results is highly uncertain and cannot be predicted but could be material.
The coronavirus pandemic has created, and may continue to create, significant worldwide volatility, uncertainty and disruption, including substantial curtailment of business activities, slowdowns, suspensions or delays of production and commercial activity, and weakened economic conditions, both in the United States and in many foreign countries. The actual and potential impacts of the pandemic that could adversely impact the Company’s business, financial condition and operating results, which could be material, will depend on numerous evolving factors, including the emergence of new variants, decreased labor availability, production delays and continued supply chain disruptions, and changes in safety protocols. Additionally, a possible recession or market correction resulting from the spread of coronavirus, or otherwise, could materially affect our business and the value of our stock. To the extent coronavirus adversely affects our business, it may heighten other risks described in this “Risk Factors” section.
We have international operations that are subject to compliance with domestic and foreign laws and regulations, economic and political uncertainties and conflicts and foreign currency rate fluctuations.
Our business is subject to fluctuations in demand and changing international economic, legal and political conditions that are beyond our control. In 2022, approximately 20% of our net sales were to customers outside the U.S. and we expect a significant portion of our revenues to come from international sales in the foreseeable future. Operating in the international marketplace exposes us to a number of risks, including the need to comply with U.S. and foreign laws and regulations applicable to our foreign operations, such as the Foreign Corrupt Practices Act, the United Kingdom (“U.K.”) Bribery Act and their counterparts in other foreign jurisdictions in which we operate, restrictive domestic and international trade regulations, and changes in these laws, regulations and policies by the U.S. and foreign governments. In addition, we may be exposed to risks and adverse economic effects associated with changes in tax laws, geopolitical conflicts, actual or threatened imposition of tariffs or trade barriers on our products or materials incorporated into our products, actual or threatened trade disputes, including so-called “trade wars,” political and economic instability in the jurisdictions in which we operate, foreign receivables collection risk and local labor market conditions. Further, government administrations and agencies, the investment community, employees and other stakeholders have had an increased focus on certain climate change and other environmental, social and governance (“ESG”) factors, issues and initiatives. Regulatory and other legal changes in laws in response to such ESG matters could require material efforts and costs by us to comply with such changes. The costs of compliance with the various laws, regulations and policies applicable to us could be significant and penalties for non-compliance could significantly impact our business.

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
Recent increases in inflation in the United States and elsewhere could adversely affect our business.
We are exposed to inflation effects, which could negatively affect our business, financial condition and results of operation. The United States and other jurisdictions have recently experienced high levels of inflation. If the inflation rate increases, it will likely affect our expenses, including, but not limited to, employee compensation and labor expenses and increased costs for supplies, and we may not be successful in offsetting such cost increases through pricing actions.
The execution of our growth strategy is dependent upon the continued availability of credit and third-party financing arrangements for our customers.
Economic downturns result in tighter credit markets, which could adversely affect our customers’ ability to secure financing or to secure financing at favorable terms or interest rates necessary to proceed or continue with purchases of our products and services. Further, certain government agencies, including the U.S. Treasury, have implemented or signaled the implementation of policies that have resulted and may continue to result in significantly increased interest rates and borrowing costs. Our customers’ or potential customers’ inability to secure financing for projects could result in the delay, cancellation or downsizing of new purchases or the suspension of purchases already under contract, which could cause a decline in the demand for our products and services and negatively impact our financial position, results of operations or cash flow.
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
We purchase from suppliers raw materials, component parts and finished goods to be used in the manufacturing and sale of our products. In addition, we may incorporate vehicle chassis provided directly by our customers in our production process. Although the vast majority of our raw materials and component parts are sourced domestically, certain of our suppliers are based overseas, and certain of our domestic suppliers may source subcomponents from overseas. Global markets for various products and goods have suffered, and are continuing to suffer, material disruptions to certain supply chains, in part due to the coronavirus pandemic and geopolitical conflicts. Changes in our relationships with suppliers, shortages in availability of materials, production delays, regulatory restrictions, public health crises, or other supply chain disruptions, whether due to our suppliers or customers, could have a material adverse effect on our ability to timely manufacture and deliver products to our customers. In addition, our profit margins would decrease if prices of purchased raw materials, component parts or finished goods increase and we are unable to pass on those increases to our customers.
As economies around the world have recovered since the initial onset of the pandemic, sharp increases in demand have created significant disruption to the global supply chain, which has adversely affected our ability to receive goods on a timely basis and increased our material costs. Short-term or sustained increases in market demand may exceed our suppliers’ production capacity or otherwise strain our supply chain. Our failure, or our suppliers’ failure, to meet the demand for raw materials and components could adversely affect our business and results of operations.

During 2022, our manufacturing operations continued to be adversely affected by supply chain disruptions. We are currently experiencing supply shortages and inflationary pressure for certain components and raw materials, including chassis, hydraulic pumps and electronic components that are important to our manufacturing processes. When facing supply-related challenges, we may increase our inventory levels and purchase commitments to shorten lead times and to help maintain adequate inventory levels to meet customer expectations. While we actively monitor and take steps in an effort to mitigate supply chain risk, there can be no assurance that our ongoing mitigation plans will prevent disruptions that may arise from shortages of materials that we use in the production of our products.
Challenges within global logistics networks, including trucking and chassis shortages and shortages in labor availability, have also contributed to delays in receiving key manufacturing components, increased order backlogs and higher transportation costs. Such logistical disruption may cause us to incur higher freight costs to expedite the receipt of components from our suppliers or the delivery of products to our customers, and may also result in longer lead times for our customers.
Uncertainties related to the magnitude and duration of global supply chain disruptions may continue to adversely affect our business and our outlook. If we are unable to recover a substantial portion of the increase in material and transportation costs from our customers through price adjustments and/or surcharges, our business or results of operations could be adversely affected. We may also experience an increase in order cancellations if any such pricing actions are not accepted by our customers.
Failure to keep pace with technological developments may adversely affect our operations.
We are engaged in an industry that will be affected by future technological developments. The introduction of products or processes utilizing new technologies, including those resulting from any new ESG regulations, could require us and our suppliers to make significant changes to existing products or processes in order for them to remain marketable and competitive. Our success will depend upon our ability to source, develop and introduce on a timely and cost-effective basis new products, applications and processes that keep pace with technological developments, ESG regulations and address increasingly sophisticated customer requirements. We may not be successful in identifying, sourcing, developing and marketing new products, applications and processes and product or process enhancements. We may experience difficulties that could delay or prevent the successful development, introduction and marketing of product or process enhancements or new products, applications or processes. Our products, applications or processes may not adequately meet the requirements of the marketplace and achieve market acceptance. Our financial condition, results of operations or cash flow could be materially and adversely affected if we or our suppliers were to incur delays in developing new products, applications or processes or product or process enhancements, or if our products do not gain market acceptance.
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
We rely on national and global dealer networks to market certain of our products and services. As a result, our business with respect to these products and services is influenced by our ability to manage new and existing relationships with dealers. While we have relatively low turnover of dealers, from time to time, we or a dealer may choose to terminate the relationship as a result of difficulties that our dealers experience in operating their businesses due to economic conditions or other factors. While we do not believe our business is dependent on any single dealer, a disruption in our dealer network, or with a significant dealer, or within a specific market, could have an adverse impact on our business within the affected market. In addition, our dealers require adequate liquidity to finance their operations, including purchases of our products. Dealers are subject to numerous risks and uncertainties that could unfavorably affect their liquidity positions, including, among other things, continued access to adequate financing sources on a timely basis on reasonable terms. These sources of financing are vital to our ability to sell products through our dealer network. Recent significant increases in interest rates and any future deterioration in the liquidity or credit worthiness of our dealers could have a significant adverse effect on our business. From time to time, we may provide financing assistance to dealers or consider taking ownership positions. The loss or termination of a significant dealer, or a significant number of dealers, could cause difficulties in marketing and distributing our products and have an adverse effect on our business, financial condition, results of operations or cash flow.
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
We may assume liabilities in connection with the acquisition of businesses. There may be liabilities that we fail or are unable to discover in the course of performing due diligence investigations on the acquired businesses, or that may be more material than we expected. In these circumstances, we cannot assure that our rights to indemnification will be sufficient in amount, scope or duration to fully offset the possible liabilities associated with the businesses or property acquired. Further, these liabilities could result in unexpected legal or regulatory exposure, unexpected increases in taxes or other adverse effects on our business. Any such liabilities, individually or in the aggregate, could have a material adverse effect on our financial condition, results of operations or cash flow.
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
Our credit facility contains certain restrictive debt covenants and customary events of default. Our ability to comply with these restrictive covenants may be affected by the other factors described in this “Risk Factors” section, as well as other factors outside of our control, including increased indebtedness and/or lower earnings as a result of the coronavirus pandemic. Failure to comply with one or more of these restrictive covenants may result in an event of default which, if not cured by us or waived by our lenders, allows our lenders to declare all amounts outstanding as due and payable. Such an acceleration of the maturity of our indebtedness may cause us to incur substantial costs and may prevent or limit us from engaging in transactions that benefit us, including responding to changing business and economic conditions and taking advantage of attractive business opportunities.

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
Additionally, availability of labor in the markets in which we operate has declined in recent years and competition for such labor has increased, especially under the economic crises experienced through the coronavirus pandemic. A significant increase in wages paid by competitors for employees similar to our work force could result in insufficient availability of workers and/or increase our labor costs. In the event prevailing wage rates continue to increase in the markets in which we operate, we may be required to concurrently increase the wages paid to our employees to maintain the quality of our work force and customer service. If the supply of skilled labor is constrained or our costs of attracting and maintaining a workforce increase and such costs, our profit margins could decrease as well our ability to maximize production and meet customer demand.
Our business may be adversely impacted by work stoppages and other labor relations matters.
As a portion of our workforce is unionized, we are subject to risk of work stoppages and other labor relations matters. As of December 31, 2022, approximately 10% of our U.S. hourly workers were represented by labor unions and were covered by collective bargaining agreements with various unions. Any strikes, threats of strikes or other organized disruptions in connection with the negotiation of new labor agreements or other negotiations could materially adversely affect our business as well as impair our ability to implement further measures to reduce costs and improve production efficiencies. In addition, the stoppage of work for a prolonged period of time at one, or several, of our principal manufacturing facilities, due to public health concerns, or any other reason, could materially adversely affect our business.
Our pension funding requirements and expenses are affected by certain factors outside of our control, including the performance of plan assets, the discount rate used to value liabilities, actuarial assumptions and experience and legal and regulatory changes.
Our funding obligations and pension expense for our defined benefit pension plans are driven by the performance of assets set aside in trusts for these plans, the discount rate used to value the plans’ liabilities, actuarial assumptions and experience and legal and regulatory funding requirements. Changes in these factors could have an adverse impact on our financial condition, results of operations or cash flow. In addition, a portion of our pension plan assets are invested in equity securities, which can experience significant declines if financial markets weaken. The level of the funding of our defined benefit pension plan liabilities was approximately 86% as of December 31, 2022. Funding of the Company’s U.S. defined benefit pension plan is determined in accordance with guidelines set forth in the Employee Retirement Income Security Act. Our future pension expenses and funding requirements could increase significantly due to the effect of adverse changes in the discount rate, asset values or the estimated expected return on plan assets. In addition, we could become legally required to make increased cash contributions to the pension plans, and these contributions could be material and negatively affect our cash flow.
Data Security and Intellectual Property Risks
Increased information technology security threats and more sophisticated cybersecurity attacks pose a risk to our systems, networks, products and operations.
We rely upon information technology systems and networks, some of which are managed by third parties, to support a variety of business processes and activities, and to comply with regulatory, legal and tax requirements. Additionally, in the ordinary course of business, we collect and store sensitive information relating to our businesses, customers, suppliers and employees. Sensitive information may also be stored by our vendors and on the platforms and networks of third-party providers. The secure operation of these information technology systems and networks and processing and maintenance of this information is critical to the Company’s business operations and strategy.
These information technology systems and networks may be susceptible to damage, disruptions or shutdowns due to hardware failures, computer viruses, cybersecurity attacks, telecommunication failures, user errors, catastrophic events or other factors. Further, information technology security threats are growing in frequency and sophistication. Accordingly, we have implemented and continue to implement measures to address cybersecurity attacks and mitigate potential risks to our systems from these information technology-related disruptions. Despite the information security measures we have taken, our systems and networks remain potentially vulnerable to attacks, as do those of our vendors and third-party providers. Cybersecurity attacks on the Company, our vendors or our third-party providers could potentially result in the compromising of confidential information, misuse of our systems and networks, manipulation and destruction of data, misappropriation of assets or production stoppages and supply shortages, which in turn could adversely affect our reputation, financial condition, results of operations or cash flow.
Although we have not suffered any significant cyber incidents that have had a material business impact, we and our vendors have, from time to time, been the target of malicious cyber threats. While various procedures and controls have been and are being utilized to mitigate information technology risks, there can be no guarantee that the actions and controls that we and our third-party providers have implemented will be sufficient to protect our systems, information or other property. Further, the amount of insurance coverage we maintain may be inadequate to cover claims or liabilities relating to a cybersecurity attack.
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
The costs associated with complying with environmental, safety and other ESG regulations could lower our margins.
We, like other manufacturers, continue to face heavy governmental regulation of our products, especially in the areas of the environment and employee health and safety. Increased public awareness and concern regarding climate change and other ESG matters at numerous levels of government in various jurisdictions may lead to additional international, national, regional and local legislative and regulatory responses, and compliance with any new rules could be difficult and costly. These regulations could include environmental requirements applicable to manufacturing and vehicle emissions and regulations impacting our supply chain both nationally and internationally. Complying with environmental, safety and other ESG requirements has added and will continue to add to the cost of our products, could increase the capital required to support our business and could affect the products and services that we offer. While we believe that we are in compliance in all material respects with these laws and regulations, we may be adversely impacted by costs, liabilities or claims with respect to our operations under existing laws or those that may be adopted. These requirements are complex, change frequently and have tended to become more stringent over time. Therefore, we could incur substantial costs, including cleanup costs, fines and civil or criminal sanctions as a result of violation of, or liabilities under, environmental laws and safety regulations. Further, climate change regulations at the federal, state or local level or in international jurisdictions could require us to limit emissions, change our manufacturing processes or product offerings, or undertake other activities which may require us to incur additional expense. These requirements may increase the cost of our products, which may diminish demand for those products.
Additionally, uneven application of environmental, safety and other ESG regulations could place our products at a cost or features disadvantage, which could reduce our revenues and profitability. A failure, or perceived failure, to respond to investor or customer expectations related to ESG concerns in areas such as climate change and supply chain management could materially adversely affect our business and reputation.

An impairment in the carrying value of goodwill, intangible assets or long-lived assets could negatively affect our financial position and results of operations.
As of December 31, 2022, goodwill and intangible assets represented 30% and 14% of total consolidated assets, respectively. Rental equipment and properties and equipment are long-lived assets, which also collectively represented 19% of our total consolidated assets as of December 31, 2022. Goodwill and indefinite-lived intangible assets are tested for impairment annually, or more frequently if indicators of impairment exist. Definite-lived intangible assets and long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In evaluating the potential for impairment of goodwill, intangible assets and long-lived assets, we make assumptions regarding future operating performance, business trends, competition and market and general economic conditions. Such analyses further require us to make certain assumptions about our sales, operating margins, growth rates and discount rates. There are inherent uncertainties related to these factors. An impairment charge may result from, among other things, a significant decline in operating results, adverse market conditions, unfavorable changes in applicable laws or regulations, or a variety of other factors. Our total consolidated assets and results of operations for the applicable period could be materially adversely affected if any such charge is recorded.
Item 1B.    Unresolved Staff Comments.
None.

Item 2.    Properties.
As of December 31, 2022, the Company utilized 16 principal manufacturing plants located throughout the U.S., as well as two in Europe, two in Canada and one in South Africa. The Company also leases facilities within the U.S., Europe and Canada from which we provide sales, service and/or equipment rentals. As of December 31, 2022, the Company devoted approximately 2.4 million square feet to manufacturing and 1.0 million square feet to sales, service, warehousing and office space. Of the total square footage, approximately 82% is devoted to the Environmental Solutions Group and 18% to the Safety and Security Systems Group. Approximately 65% of the total square footage is owned by the Company with the remaining 35% being leased. Owned facilities are subject to liens under the Company’s Third Amended and Restated Credit Agreement dated October 21, 2022 (the “2022 Credit Agreement”).
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
Holders
As of February 28, 2023, there were 1,492 holders of record of the Company’s common stock.
Securities Authorized for Issuance under Equity Compensation
Information concerning the Company’s equity compensation plans is included under Item 12 of Part III of this Form 10-K.
Recent Sales of Unregistered Securities
There were no sales of unregistered securities by the Company during the year ended December 31, 2022.
Purchases of Equity Securities
The following table provides a summary of the Company’s repurchase activity for its common stock during the three months ended December 31, 2022:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (a)
October 2022 (10/2/22 - 11/5/22)	—	$—	—	$59,052,829
November 2022 (11/6/22 - 12/3/22)	—	—	—	59,052,829
December 2022 (12/4/22 - 12/31/22)	—	—	—	59,052,829
(a)    In March 2020, the Board authorized a stock repurchase program of up to $75.0 million of the Company’s common stock, with the remaining authorization under our previously described repurchase program adopted in 2014 being subject to the March 2020 program.

Performance Graph
The following graph compares the cumulative five-year total return to stockholders of the Company’s common stock relative to the cumulative total returns of the Russell 2000 index, the S&P Midcap 400 index, the S&P Industrials index, and the S&P 600 Capital Goods index. The graph assumes that the value of the investment in the Company’s common stock, and in each index, was $100 on December 31, 2017 and assumes reinvestment of all dividends through December 31, 2022.

$300
$280
$260
$240
$220
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
2017
2018
2019
2020
2021
2022
Federal Signal Corporation
Russell 2000
S&P Midcap 400
S&P Industrials
S&P 600 Capital Goods

Copyright© 2023 Russell Investment Group. All rights reserved.
Copyright© 2023 Standard & Poor’s, a division of S&P Global. All rights reserved.

	As of December 31,
	2017	2018	2019	2020	2021	2022
Federal Signal Corporation	$100.00	$100.38	$164.53	$171.08	$225.50	$244.04
Russell 2000	100.00	88.99	111.70	134.00	153.85	122.41
S&P Midcap 400	100.00	88.92	112.21	127.54	159.12	138.34
S&P Industrials	100.00	86.71	112.17	124.59	150.89	142.63
S&P 600 Capital Goods	100.00	85.79	111.20	128.64	161.27	154.30
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

Item 6.    [Reserved]
Not applicable.

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
Executive Summary
The Company is a leading global manufacturer and supplier of (i) vehicles and equipment for maintenance and infrastructure end-markets, including sewer cleaners, industrial vacuum loaders, safe-digging trucks, street sweepers, waterblasting equipment, road-marking and line-removal equipment, dump truck bodies, trailers and metal extraction support equipment, and (ii) public safety equipment, such as vehicle lightbars and sirens, industrial signaling equipment, public warning systems and general alarm/public address systems. In addition, we engage in the sale of parts, service and repair, equipment rentals and training as part of a comprehensive aftermarket offering to our customer base. We operate 21 manufacturing facilities in five countries and provide products and integrated solutions to municipal, governmental, industrial and commercial customers in all regions of the world.
As described in Note 17 – Segment Information to the accompanying consolidated financial statements, the Company’s business units are organized in two reportable segments: the Environmental Solutions Group and the Safety and Security Systems Group.
Coronavirus, Supply Chain and Market Update
Customer demand for our product and service offerings during the year ended December 31, 2022 has been at unprecedented levels, with the ongoing strength in orders contributing to a record backlog of $879 million as of December 31, 2022.
However, the direct and indirect effects of the ongoing coronavirus pandemic continued to impact our ability to maximize production levels during the year ended December 31, 2022. Specifically, the increased demand for our products combined with ongoing global supply chain disruptions have affected our ability to obtain a sufficient quantity of raw materials and purchased components, including chassis, hydraulics and other parts, that are necessary to our production processes and to deliver products to our customers. With these supply chain challenges, we have also experienced increases in the cost of raw materials and have taken measures to mitigate the associated impacts, such as implementing price increases and surcharges. From a labor perspective, the Company experienced an escalated level of coronavirus-related absences at several locations early in the year, which improved as the year progressed. While we continue to work to mitigate these challenges as they arise, we cannot provide assurance that such efforts would continue to be successful in addressing a further significant deterioration in the global supply chain, if applicable, which could impact our ability to service our customers, effectively roll out and realize price increases to offset the effects of commodity inflation and sustain our profit margins.
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
Operating and Financial Performance in 2022
Despite the challenges created by a volatile supply chain and the coronavirus pandemic, the Company was able to sustain a high level of financial performance and make progress against several long-term objectives in 2022. Included among the Company’s highlights in 2022 were the following:
•Orders for the year were at a record level of $1.7 billion, an increase of $153 million, or 10%, from last year.
•Backlog at December 31, 2022 was $879 million, another new Company record, and an increase of $250 million, or 40%, compared to the end of last year.
•Net sales for the year ended December 31, 2022 were $1.4 billion, an increase of $222 million, or 18% from last year.
•For the year ended December 31, 2022, we reported operating income of $160.8 million, an increase of $30.1 million, or 23%, from last year. Consolidated operating margin for the year ended December 31, 2022 was 11.2%, compared to 10.8% in the prior year.

•For the year ended December 31, 2022, we reported income from continuing operations of $120.4 million, an increase of $19.8 million, or 20%, from last year.
•On a consolidated basis, we reported adjusted EBITDA* of $215.0 million for the year ended December 31, 2022, an increase of $34.5 million, or 19%, from last year.
•Adjusted EBITDA margin* for the year ended December 31, 2022 was 15.0%, up from 14.9% last year and towards the high-end of our current target range.
•Cash flow from continuing operating activities for the year ended December 31, 2022 was $71.8 million.
•In October 2022, we refinanced our credit agreement, increasing our facility from $500 million to $800 million, with the potential to increase the facility further by up to the greater of (i) $400 million and (ii) 100% of Consolidated EBITDA for the applicable four-quarter period preceding any such request to increase.
•With our strong balance sheet, positive operating cash flow, and increased capacity under our new credit facility, we are well positioned to continue to invest in internal growth initiatives, pursue strategic acquisitions and consider ways to return value to stockholders, as we did during 2022:
◦Our capital expenditures in 2022 were approximately $53 million, most of which related to the acquisition of our University Park, Illinois manufacturing facility, which we had previously leased. We also continued to make strategic investments for the future by purchasing new machinery and equipment aimed at gaining operating efficiencies and expanding capacity at several of our production facilities.
◦We continue to invest in new product development and are encouraged that these efforts will provide additional opportunities to further diversify our customer base, penetrate new end-markets and/or gain access to new geographic regions.
◦We completed our ninth acquisition since 2016 with the acquisition of TowHaul.
◦We demonstrated our commitment to returning value to our stockholders by paying cash dividends of $21.8 million, and spending $16.1 million repurchasing shares under our authorized repurchase program.
•To highlight our ongoing focus on operating in a socially responsible and sustainable manner, we published our third annual Sustainability Report in May 2022.
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

Results of Operations
The following table summarizes our Consolidated Statements of Operations as of, and for the years ended, December 31, 2022, 2021 and 2020, and illustrates the key financial indicators used to assess our consolidated financial results:

	For the Years Ended December 31,			Change
($ in millions, except per share data)	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Net sales	$1,434.8	$1,213.2	$1,130.8	$221.6	$82.4
Cost of sales	1,089.9	924.5	837.2	165.4	87.3
Gross profit	344.9	288.7	293.6	56.2	(4.9)
Selling, engineering, general and administrative expenses	171.7	149.2	149.2	22.5	—
Amortization expense	12.9	10.9	9.6	2.0	1.3
Acquisition and integration-related (benefits) expenses	(0.5)	(2.1)	2.1	1.6	(4.2)
Restructuring	—	—	1.3	—	(1.3)
Operating income	160.8	130.7	131.4	30.1	(0.7)
Interest expense	10.3	4.5	5.7	5.8	(1.2)
Debt settlement charges	0.1	—	—	0.1	—
Pension settlement charges	—	10.3	—	(10.3)	10.3
Other (income) expense, net	(0.5)	(1.7)	1.1	1.2	(2.8)
Income before income taxes	150.9	117.6	124.6	33.3	(7.0)
Income tax expense	30.5	17.0	28.5	13.5	(11.5)
Income from continuing operations	120.4	100.6	96.1	19.8	4.5
Gain from discontinued operations and disposal, net of tax	—	—	0.1	—	(0.1)
Net income	$120.4	$100.6	$96.2	$19.8	$4.4
Other data:
Operating margin	11.2%	10.8%	11.6%	0.4%	(0.8)%
Adjusted EBITDA (a)	$215.0	$180.5	$182.2	$34.5	$(1.7)
Adjusted EBITDA margin (a)	15.0%	14.9%	16.1%	0.1%	(1.2)%
Diluted earnings per share — Continuing operations	$1.97	$1.63	$1.56	$0.34	$0.07
Total orders	1,692.2	1,538.8	1,047.1	153.4	491.7
Backlog	879.2	628.9	303.9	250.3	325.0
Depreciation and amortization	54.7	50.4	44.8	4.3	5.6
(a)The Company uses adjusted EBITDA and adjusted EBITDA margin as additional measures which are representative of its underlying performance and to improve the comparability of results across reporting periods. We believe that investors use versions of these metrics in a similar manner. For these reasons, the Company believes that adjusted EBITDA and adjusted EBITDA margin are meaningful metrics to investors in evaluating the Company’s underlying financial performance. Adjusted EBITDA is a non-GAAP measure that represents the total of income from continuing operations, interest expense, pension settlement charges, acquisition and integration-related (benefits) expenses, restructuring activity, coronavirus-related expenses, debt settlement charges, purchase accounting effects, other income/expense, income tax expense, and depreciation and amortization expense, where applicable. Adjusted EBITDA margin is a non-GAAP measure that represents the total of income from continuing operations, interest expense, pension settlement charges, acquisition and integration-related (benefits) expenses, restructuring activity, coronavirus-related expenses, debt settlement charges, purchase accounting effects, other income/expense, income tax expense, and depreciation and amortization expense, where applicable, divided by net sales for the applicable period(s). Other companies may use different methods to calculate adjusted EBITDA and adjusted EBITDA margin.
A discussion of changes in the Company’s financial condition and results of operations during the year ended December 31, 2021 compared to the year ended December 31, 2020 has been omitted from this Annual Report on Form 10-K, but may be found under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 1, 2022.
Year ended December 31, 2022 vs. year ended December 31, 2021
Net sales
Net sales for the year ended December 31, 2022 increased by $221.6 million, or 18%, compared to the prior year, inclusive of the effects of acquisitions and pricing actions. The Environmental Solutions Group reported a net sales increase of $186.6 million, or 19%, primarily due to a $30.6 million improvement in aftermarket revenues and increases in sales of dump truck bodies, metal extraction support equipment, sewer cleaners, safe-digging trucks, trailers, street sweepers, road-marking and line-removal equipment, hoists and industrial vacuum loaders of $40.9 million, $33.1 million, $32.6 million, $18.3 million, $12.2 million, $11.5 million, $11.3 million, $8.7 million and $6.1 million, respectively. Partially offsetting these improvements was a $9.1 million reduction in shipments of refuse trucks and a $5.7 million unfavorable foreign currency translation impact. Within the Safety and Security Systems Group, net sales increased by $35.0 million, or 17%, primarily due to improvements in sales of public safety equipment, industrial signaling equipment and warning systems of $28.1 million, $9.4 million and $3.8 million, respectively, partially offset by a $6.3 million unfavorable foreign currency translation impact.
Cost of sales
For the year ended December 31, 2022, cost of sales increased by $165.4 million, or 18%, compared to the prior year, largely due to an increase of $143.9 million, or 18%, within the Environmental Solutions Group, primarily related to increased sales volumes, additional costs from prior-year acquisitions, higher material costs, and a $0.9 million increase in depreciation expense, partially offset by a $5.4 million favorable foreign currency translation impact. Within the Safety and Security Systems Group, cost of sales increased by $21.5 million, or 16%, primarily related to higher sales volumes and increased material costs, partially offset by a $4.8 million favorable foreign currency translation impact.
Gross profit
For the year ended December 31, 2022, gross profit increased by $56.2 million, or 19%, compared to the prior year, primarily due to a $42.7 million improvement within the Environmental Solutions Group and a $13.5 million increase within the Safety and Security Systems Group. Gross profit as a percentage of net sales (“gross profit margin”) for the year ended December 31, 2022 was 24.0%, compared to 23.8% in the prior year, primarily driven by improvements within the Environmental Solutions Group and Safety and Security Systems Group of 30 basis points and 20 basis points, respectively.
Selling, engineering, general and administrative (“SEG&A”) expenses
For the year ended December 31, 2022, SEG&A expenses increased by $22.5 million, or 15%, compared to the prior year, primarily due to increases of $16.9 million, $5.4 million and $0.2 million within the Environmental Solutions Group, the Safety and Security Systems Group and Corporate, respectively. As a percentage of net sales, SEG&A expenses decreased from 12.3% in the prior year, to 12.0% in the current year.
Operating income
Operating income for the year ended December 31, 2022 increased by $30.1 million, or 23%, compared to the prior year, largely due to the $56.2 million improvement in gross profit, partially offset by the $22.5 million increase in SEG&A expenses, a $2.0 million increase in amortization expense and a $1.6 million reduction in acquisition-related benefits. Consolidated operating margin for the year ended December 31, 2022 was 11.2%, compared to 10.8% in the prior year.
Interest expense
Interest expense for the year ended December 31, 2022 increased by $5.8 million, or 129%, compared to the prior year, largely due to an increase in average debt levels and higher interest rates.
Pension settlement charges
During the year ended December 31, 2021, the Company recognized a pension settlement charge of $10.3 million in connection with the purchase of a group annuity contract from an insurance company, under which approximately $25 million of the projected benefit obligation of the Company’s U.S. defined benefit plan was transferred to the insurance company. For further discussion, see Note 11 – Pension and Other Post-Employment Plans to the accompanying consolidated financial statements.
Other (income) expense, net
For the year ended December 31, 2022, Other (income) expense, net, totaled $0.5 million of income, largely due to the recognition of $0.6 million of net periodic pension benefit. For the year ended December 31, 2021, Other (income) expense, net, totaled $1.7 million of income, largely due to the recognition of $1.1 million of net periodic pension benefit and $0.3 million of foreign currency transaction gains.

Income tax expense
The Company recognized income tax expense of $30.5 million for the year ended December 31, 2022, compared to $17.0 million for the year ended December 31, 2021. The increase in income tax expense in the current year was primarily due to higher earnings, a $3.2 million reduction in the amount of excess tax benefits from stock compensation activity compared to the prior year, and fewer discrete tax benefits than in the prior year. In the year ended December 31, 2022, the Company recognized a $2.6 million tax benefit from the release of a valuation allowance that had previously been recorded against deferred tax assets associated with foreign tax credits in the U.S., which are now considered more-likely-than-not to be realized, primarily due to tax planning. The Company also recognized a $1.1 million tax benefit during the current year associated with the release of a valuation allowance in the U.K., as the associated deferred tax assets are now considered more-likely-than-not to be realized primarily due to increased projections of future taxable income. In the year ended December 31, 2021, the Company recognized a $3.4 million tax benefit associated with the release of state valuation allowances and a $3.3 million tax benefit associated with the remeasurement of deferred taxes for changes in state tax apportionment, both of which primarily resulted from a change in tax status and other tax planning activities executed during the year. Including these items, the Company’s effective tax rate for the year ended December 31, 2022 was 20.2%, compared to 14.5% in 2021. For further discussion, see Note 10 – Income Taxes to the accompanying consolidated financial statements.
Income from continuing operations
Income from continuing operations for the year ended December 31, 2022 increased by $19.8 million, or 20%, compared to the prior year, largely due to the increased operating income and the non-recurrence of the pension settlement charge recognized in the prior year, partially offset by a $13.5 million increase in income tax expense, the $5.8 million increase in interest expense, a $1.2 million reduction in other income and a $0.1 million debt settlement charge.
Adjusted EBITDA
Adjusted EBITDA for the year ended December 31, 2022 was $215.0 million, compared to $180.5 million in the prior year. Adjusted EBITDA margin for the year ended December 31, 2022 was 15.0%, compared to 14.9% in the prior year.
The following table summarizes the Company’s adjusted EBITDA and adjusted EBITDA margin and reconciles income from continuing operations to adjusted EBITDA for each of the three years in the period ended December 31, 2022:

	For the Years Ended December 31,
($ in millions)	2022	2021	2020
Income from continuing operations	$120.4	$100.6	$96.1
Add (less):
Interest expense	10.3	4.5	5.7
Pension settlement charges	—	10.3	—
Acquisition and integration-related (benefits) expenses	(0.5)	(2.1)	2.1
Restructuring	—	—	1.3
Coronavirus-related expenses (a)	—	1.2	2.3
Debt settlement charges	0.1	—	—
Purchase accounting effects (b)	—	0.3	0.3
Other (income) expense, net	(0.5)	(1.7)	1.1
Income tax expense	30.5	17.0	28.5
Depreciation and amortization	54.7	50.4	44.8
Adjusted EBITDA	$215.0	$180.5	$182.2

Net sales	$1,434.8	$1,213.2	$1,130.8

Adjusted EBITDA margin	15.0%	14.9%	16.1%
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

Environmental Solutions
The following table summarizes the Environmental Solutions Group’s operating results as of, and for the years ended, December 31, 2022, 2021 and 2020:

	For the Years Ended December 31,			Change
($ in millions)	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Net sales	$1,190.6	$1,004.0	$915.8	$186.6	$88.2
Operating income	144.5	120.5	124.3	24.0	(3.8)
Other data:
Operating margin	12.1%	12.0%	13.6%	0.1%	(1.6)%
Total orders	$1,444.2	$1,297.3	$840.0	$146.9	$457.3
Backlog	824.4	576.4	282.5	248.0	293.9
Depreciation and amortization	50.3	46.7	41.3	3.6	5.4
Year ended December 31, 2022 vs. year ended December 31, 2021
Total orders increased by $146.9 million, or 11%, for the year ended December 31, 2022, inclusive of the effects of acquisitions and pricing actions. U.S. orders increased by $122.3 million, or 11%, primarily due to improvements in orders for safe-digging trucks, street sweepers, sewer cleaners, industrial vacuum loaders and refuse trucks of $53.3 million, $33.2 million, $22.3 million, $12.2 million and $8.6 million, respectively. Additionally, aftermarket demand increased by $32.7 million. Partially offsetting these improvements were reductions in orders for dump truck bodies and metal extraction support equipment of $27.1 million and $5.1 million, respectively. Non-U.S. orders increased by $24.6 million, or 11%, primarily due to improvements in orders for metal extraction support equipment, street sweepers, snow removal equipment, refuse trucks, and aftermarket demand of $31.4 million, $4.0 million, $3.0 million, $2.8 million and $2.1 million, respectively. Partially offsetting these improvements were reductions in orders for safe-digging trucks and industrial vacuum loaders of $10.1 million and $4.8 million, respectively, as well as a $6.2 million unfavorable foreign currency translation impact.
Net sales increased by $186.6 million, or 19%, for the year ended December 31, 2022, primarily due to increased sales volumes, inclusive of the effects of acquisitions, pricing actions and higher chassis revenues. U.S. sales increased by $194.3 million, or 24%, largely due to a $31.9 million increase in aftermarket revenues and increases in sales of dump truck bodies, sewer cleaners, metal extraction support equipment, safe-digging trucks, trailers, road-marking and line-removal equipment, street sweepers, hoists, industrial vacuum loaders and refuse trucks of $36.6 million, $32.6 million, $19.5 million, $17.7 million, $12.2 million, $12.0 million, $10.9 million, $8.7 million, $6.1 million and $5.0 million, respectively. Non-U.S. sales decreased by $7.7 million, or 4%, primarily due to a $14.1 million reduction in shipments of refuse trucks, a $5.7 million unfavorable foreign currency translation impact and a $3.2 million reduction in shipments of camera systems, primarily associated with the timing of a large fleet shipment in the prior year. Partially offsetting these reductions were improvements in shipments of metal extraction support equipment and dump truck bodies of $13.6 million and $4.3 million, respectively.
Cost of sales increased by $143.9 million, or 18%, for the year ended December 31, 2022, primarily related to increased sales volumes, inclusive of the effects of acquisitions, higher material costs, and a $1.4 million increase in depreciation expense, partially offset by a $5.4 million favorable foreign currency translation impact. Including these factors, gross profit margin for the year ended December 31, 2022 was 21.4%, compared to 21.1% in the prior year, with the impact of pricing actions and a more favorable sales mix, associated with the increase in aftermarket demand, being partially offset by higher material costs and production inefficiencies associated with supply chain disruptions.
SEG&A expenses increased by $16.9 million, or 21%, for the year ended December 31, 2022, primarily due to additional costs from prior-year acquisitions, as well as higher selling expenses, including increases in sales commissions and marketing costs. As a percentage of net sales, SEG&A expenses were 8.1% in the current year, compared to 8.0% in the prior year.
Operating income increased by $24.0 million, or 20%, for the year ended December 31, 2022, largely due to a $42.7 million increase in gross profit and a $0.2 million decrease in acquisition-related costs, partially offset by the $16.9 million increase in SEG&A expenses and a $2.0 million increase in amortization expense.
Backlog was $824 million at December 31, 2022, compared to $576 million at December 31, 2021.

Safety and Security Systems
The following table summarizes the Safety and Security Systems Group’s operating results as of, and for the years ended, December 31, 2022, 2021 and 2020:

	For the Years Ended December 31,			Change
($ in millions)	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Net sales	$244.2	$209.2	$215.0	$35.0	$(5.8)
Operating income	40.8	32.7	35.5	8.1	(2.8)
Other data:
Operating margin	16.7%	15.6%	16.5%	1.1%	(0.9)%
Total orders	$248.0	$241.5	$207.1	$6.5	$34.4
Backlog	54.8	52.5	21.4	2.3	31.1
Depreciation and amortization	4.2	3.6	3.4	0.6	0.2
Year ended December 31, 2022 vs. year ended December 31, 2021
Total orders increased by $6.5 million, or 3%, for the year ended December 31, 2022. U.S. orders increased by $18.7 million, or 13%, compared to the prior year, driven by improvements in orders for public safety equipment, warning systems and industrial signaling equipment of $8.4 million, $8.1 million and $2.2 million, respectively. Non-U.S. orders decreased by $12.2 million, or 12%, largely due to a $13.8 million reduction in orders for public safety equipment, primarily associated with the timing of a large fleet order in the prior year, as well as a $5.8 million unfavorable foreign currency translation impact, partially offset by a $7.5 million improvement in orders for industrial signaling equipment.
Net sales increased by $35.0 million, or 17%, for the year ended December 31, 2022, inclusive of the effects of higher sales volumes and pricing actions. U.S. sales increased by $28.8 million, or 23%, driven by improvements in sales of public safety equipment, warning systems and industrial signaling equipment of $19.2 million, $6.7 million and $2.9 million, respectively. Non-U.S. sales increased by $6.2 million, or 7%, largely due to improvements in sales of public safety equipment and industrial signaling equipment of $8.9 million and $6.5 million, respectively, partially offset by a $6.3 million unfavorable foreign currency translation impact and a $2.9 million reduction in sales of warning systems.
Cost of sales increased by $21.5 million, or 16%, for the year ended December 31, 2022, primarily related to higher sales volumes and increased material costs, partially offset by a $4.8 million favorable foreign currency translation impact. Gross profit margin for the year ended December 31, 2022 was 37.1%, compared to 36.9% in the prior year, with the improvement primarily attributable to improved operating leverage from higher sales volumes and benefits from pricing actions, partially offset by higher material costs.
SEG&A expenses increased by $5.4 million for the year ended December 31, 2022, primarily due to higher selling expenses, including increases in sales commissions and marketing costs. As a percentage of net sales, SEG&A expenses were 20.4% in the current year, compared with 21.2% in the prior year.
Operating income increased by $8.1 million, or 25%, for the year ended December 31, 2022, primarily due to a $13.5 million increase in gross profit, partially offset by the $5.4 million increase in SEG&A expenses.
Backlog was $55 million at December 31, 2022, compared to $53 million at December 31, 2021.
Corporate Expense
Corporate operating expenses were $24.5 million, $22.5 million and $28.4 million for the years ended December 31, 2022, 2021 and 2020, respectively.
For the year ended December 31, 2022, corporate operating expenses increased by $2.0 million, primarily due to a $1.8 million reduction in acquisition and integration-related benefits and increased stock- and incentive-based compensation expense, partially offset by lower post-retirement expenses. During the year ended December 31, 2022, the Company received a favorable settlement of $1.9 million in a post-closing adjustment dispute associated with the 2021 acquisition of OSW Equipment & Repair, LLC (“OSW”). During the year ended December 31, 2021, the Company recorded a $3.5 million benefit associated with a reduction in the estimated fair value of contingent consideration. These acquisition-related benefits have been included as a component of Acquisition and integration-related (benefits) expenses on the Consolidated Statements of Operations.

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
Financial Condition, Liquidity and Capital Resources
The Company uses its cash flow from operations to fund growth and to make capital investments that sustain its operations, reduce costs, or both. Beyond these uses, remaining cash is used to pay down debt, repurchase shares, fund dividend payments and make pension contributions. The Company may also choose to invest in the acquisition of businesses. In the absence of significant unanticipated cash demands, we believe that the Company’s existing cash balances, cash flow from operations and borrowings available under the 2022 Credit Agreement will provide funds sufficient for these purposes. The net cash flows associated with the Company’s rental equipment transactions are included in cash flow from operating activities.
The Company’s cash and cash equivalents totaled $47.5 million, $40.5 million and $81.7 million as of December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, $19.4 million of cash and cash equivalents was held by foreign subsidiaries. Cash and cash equivalents held by subsidiaries outside the U.S. typically are held in the currency of the country in which it is located. The Company uses this cash to fund the operating activities of its foreign subsidiaries and for further investment in foreign operations. Generally, the Company has considered such cash to be indefinitely reinvested in its foreign operations and the Company’s current plans do not demonstrate a need to repatriate such cash to fund U.S. operations. However, in the event that these funds were needed to fund U.S. operations or to satisfy U.S. obligations, they generally could be repatriated. The repatriation of these funds may cause the Company to incur additional U.S. income tax expense, dependent on income tax laws and other circumstances at the time any such amounts were repatriated.
Net cash provided by operating activities totaled $71.8 million, $101.8 million and $136.2 million in 2022, 2021 and 2020, respectively. The reduction in cash generated by operating activities in 2022 compared to the prior year was primarily due to increases in working capital, including higher accounts receivable, largely due to increases in net sales, and strategic stocking of critical inventory components, such as chassis, to support demand levels and partially mitigate ongoing supply chain constraints. In addition, the Company had increased rental fleet investment in response to strong customer demand for rental and used equipment. Partially offsetting these increases was an $8.6 million reduction in income tax payments, primarily as a result of prior-year tax planning initiatives which resulted in the Company beginning 2022 with higher prepaid income taxes.
Net cash used for investing activities totaled $99.7 million, $168.7 million and $34.4 million in 2022, 2021 and 2020, respectively. In each of the years presented, cash was used to fund the purchase of properties and equipment, with $53.0 million, $37.4 million and $29.7 million of capital expenditures in 2022, 2021 and 2020, respectively. Capital expenditures in 2022 included the acquisition of the Company’s University Park, Illinois manufacturing facility for $28 million, and capital expenditures in 2021 included the purchase of the Company’s Elgin, Illinois manufacturing facility for $19.8 million. As discussed further in Note 2 – Acquisitions to the accompanying consolidated financial statements, during 2022 the Company completed the acquisition of TowHaul for initial consideration of $43.3 million. In addition, during 2022 the Company paid $4.3 million to acquire certain distribution rights from dealers and funded a $1.6 million post-closing adjustment related to the 2021 acquisition of substantially all of the assets and operations of Deist Industries, Inc. In 2021, the Company completed three acquisitions for aggregate initial consideration of $131.8 million, excluding cash acquired. In 2020, the Company paid $6.2 million to acquire certain assets and operations of Public Works Equipment and Supply, Inc. (“PWE”) and received $0.8 million as part of the finalization of certain post-closing adjustments in connection with the acquisition of MRL.
Net cash of $35.5 million and $26.4 million was provided by financing activities in 2022 and 2021, respectively, compared to a net cash usage of $53.4 million in 2020. In 2022, the Company borrowed $81.2 million under its revolving credit facility, primarily to fund current-year acquisitions, and received $0.2 million from stock option exercises. The Company also funded cash dividends and share repurchases of $21.8 million and $16.1 million, respectively, and redeemed $6.2 million of stock in order to remit funds to tax authorities to satisfy employees’ tax withholdings following the vesting of stock-based compensation and the exercise of stock options. In 2021, the Company borrowed $70.5 million under its revolving credit facility, primarily to fund acquisitions, and received $4.2 million from stock option exercises. The Company also funded cash dividends and share repurchases of $22.0 million and $15.4 million, respectively, and redeemed $10.7 million of stock in order to remit funds to tax authorities to satisfy employees’ tax withholdings following the vesting of stock-based compensation and the exercise of stock options. In 2020, the Company paid down $11.8 million of net borrowings, funded cash dividends and share repurchases of $19.4 million and $13.7 million, respectively, and redeemed $9.1 million of stock in order to remit funds to tax authorities to satisfy employees’ minimum tax withholdings.

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
The 2022 Credit Agreement amended and restated the Second Amended and Restated Credit Agreement (as amended, the “2019 Credit Agreement”), which provided the Company with a $500 million revolving credit facility.

In connection with entering into the 2022 Credit Agreement during the year ended December 31, 2022, the Company wrote off $0.1 million of unamortized deferred financing fees associated with the 2019 Credit Agreement, and incurred $1.9 million of new debt issuance costs. The new fees have been deferred and are being amortized over the five-year term as a component of Interest expense on the Consolidated Statements of Operations.
As of December 31, 2022, there was $361.0 million of cash drawn and $11.2 million of undrawn letters of credit under the 2022 Credit Agreement, with $427.8 million of net availability for borrowings.
The following table summarizes the gross borrowings and gross payments under the Company’s revolving credit facilities:

	For the Years Ended December 31,
(in millions)	2022	2021	2020
Gross borrowings	$137.0	$214.0	$82.6
Gross payments	55.8	143.5	94.4
Aggregate maturities of total borrowings due amount to approximately $1.5 million in 2023, $4.6 million in 2024, $7.6 million in 2025, $10.2 million in 2026 and $339.1 million in 2027. The weighted average interest rate on long-term borrowings was 5.5% at December 31, 2022.
The Company paid interest of $9.4 million in 2022, $3.9 million in 2021 and $5.4 million in 2020.
The Company paid income taxes of $26.9 million in 2022, $35.5 million in 2021 and $22.3 million in 2020.
Cash dividends of $21.8 million, $22.0 million and $19.4 million were declared and paid to stockholders in 2022, 2021 and 2020, respectively.
The Company anticipates that capital expenditures for 2023 will be in the range of $25 million to $30 million. The Company believes that its financial resources and major sources of liquidity, including cash flow from operations and borrowing capacity, will be adequate to meet its operating needs, capital needs and financial commitments.
Contractual Obligations and Off-Balance Sheet Arrangements
The following table summarizes the Company’s contractual obligations and payments due by period as of December 31, 2022:

	Payments Due by Period
(in millions)	Total	Less than 1 Year	2-3 Years	4-5 Years	More than 5 Years
Long-term debt	$361.0	$0.8	$10.9	$349.3	$—
Interest payments on long-term debt (a)	94.8	19.9	39.3	35.6	—
Operating lease obligations (b)	27.3	7.9	10.4	5.0	4.0
Finance lease obligations	2.0	0.7	1.3	—	—
Purchase obligations (c)	273.3	271.6	1.4	0.3	—
Pension contributions (d)	2.3	2.3	—	—	—
Contingent earn-out payments (e)	2.7	0.7	2.0	—	—
Total contractual obligations (f)	$763.4	$303.9	$65.3	$390.2	$4.0
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
(d)    The Company expects to contribute up to $1.4 million to the U.S. benefit plan and up to $0.9 million to the non-U.S. benefit plan in 2023, which represent the minimum required contributions. Future contributions to the plans will be based on such factors as (i) annual service cost, (ii) the financial return on plan assets, (iii) interest rate movements that affect discount rates applied to plan liabilities and (iv) the value of benefit payments made. Due to the high degree of uncertainty regarding the potential future cash outflows associated with these plans, the Company is unable to provide a reasonably reliable estimate of the amounts and periods in which any additional liabilities might be paid.
(e)    Represents the fair value of the contingent earn-out payments associated with the MRL and Deist acquisitions. For further discussion, see Note 2 – Acquisitions to the accompanying consolidated financial statements.
(f)    As of December 31, 2022, the Company had a liability of approximately $1.2 million for unrecognized tax benefits. For further discussion, see Note 10 – Income Taxes to the accompanying consolidated financial statements. Due to the uncertainties related to these tax matters, the Company generally cannot make a reasonably reliable estimate of the period of cash settlement for this liability. As such, the potential future cash outflows are not included in the table above. We do not expect any significant change to our unrecognized tax benefits as a result of potential expiration of statute of limitations and settlements with tax authorities.

The following table summarizes the Company’s off-balance sheet arrangements and the notional amount by expiration period as of December 31, 2022:

	Notional Amount by Expiration Period
(in millions)	Total	Less than 1 Year	2-3 Years	4-5 Years
Financial standby letters of credit (a)	$11.2	$11.2	$—	$—
Performance and bid bonds (b)	23.8	23.7	0.1	—
Repurchase obligations (c)	2.0	0.6	1.2	0.2
Total off-balance sheet arrangements	$37.0	$35.5	$1.3	$0.2
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
Goodwill
Goodwill represents the excess of the cost of an acquired business over the amounts assigned to its net assets. Goodwill is not amortized but is tested for impairment at a reporting unit level on an annual basis or more frequently if indicators of impairment exist. The Company performed its annual goodwill impairment test as of October 31, 2022.
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
In 2022, the Company applied the quantitative approach to assess the goodwill of its reporting units for potential impairment and used a combination of the income and market approaches to determine the fair values of its reporting units. The valuations were prepared by a third-party valuation specialist. One measure of the sensitivity of assumptions used in the impairment analyses is the amount by which each reporting unit “passed” (fair value exceeds the carrying value). The fair values of the Company’s reporting units exceeded their carrying values by more than 20%, and, therefore, no impairment was recognized.
The Company had no goodwill impairments in 2022, 2021 or 2020. For all reporting units, a 10% decrease in the estimated fair value would have had no effect on the carrying value of goodwill at the annual measurement date in 2022. However, adverse changes to the Company’s business environment and future cash flow could cause us to record impairment charges in future periods, which could be material. See Note 8 – Goodwill and Other Intangible Assets to the accompanying consolidated financial statements for a summary of the Company’s goodwill by segment.
Indefinite-lived Intangible Assets
An intangible asset determined to have an indefinite useful life is not amortized. Indefinite-lived intangible assets are tested for impairment on an annual basis at year-end, or more frequently if an event occurs or circumstances change that indicate the fair value of an indefinite-lived intangible asset could be below its carrying amount. The Company’s indefinite-lived intangible assets include trade names associated with acquisitions.
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
In 2022, the Company performed a combination of qualitative and quantitative impairment tests over its indefinite-lived intangible assets. The fair value of the indefinite-lived intangible asset that was quantitatively tested for impairment exceeded its carrying value by more than 50%, and, therefore, no impairment was recognized. This valuation was prepared by a third-party valuation specialist. Further, the Company concluded that it was not “more likely than not” that the fair value of indefinite-lived intangible assets that were qualitatively tested for impairment were less than the carrying amounts. Accordingly, further quantitative testing was not required to be performed.
The Company had no indefinite-lived intangible asset impairments in 2022, 2021 or 2020. Although the Company believes its estimates of fair value are reasonable, actual financial results could differ from estimated financial results due to the inherent uncertainty involved in making such estimates. The use of alternative estimates and assumptions could increase or decrease the estimated fair value of the assets and potentially result in different impacts to the Company’s results of operations. Actual results may differ from the Company’s estimates.
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
Interest Rate Risk
The Company has certain debt instruments which subject it to market risk associated with movements in interest rates. The fair value of the Company’s total debt obligations held at December 31, 2022 was $363.0 million. From time to time, the Company may enter into interest rate swaps as a means of fixing the floating interest rate component on its variable-rate debt. At December 31, 2022, the Company had one interest rate swap outstanding. That swap had a notional amount of $75.0 million, and fixed the floating interest rate component on $75.0 million of the Company’s variable-rate debt. See Note 9 – Debt to the accompanying consolidated financial statements for a description of the Company’s debt agreements and interest rate swaps that were in place during 2022. A hypothetical 1% increase or decrease in variable interest rates on the Company’s total debt obligations as of December 31, 2022 would increase or decrease annual interest expense by approximately $2.9 million.
Foreign Exchange Rate Risk
Although the majority of the Company’s sales, expenses and cash flow are transacted in U.S. dollars, the Company has exposure to changes in foreign exchange rates, primarily the Canadian Dollar, Euro and British pound. The impact of currency movements on the Company’s financial results is largely mitigated by natural hedges in its operations. The Canadian operations of JJE primarily conduct business in Canadian dollars. Almost all other sales of product from the U.S. to other parts of the world are denominated in U.S. dollars. Sales from and within other currency zones are predominantly transacted in the currency of the country sourcing the product or service. Approximately 80% of the Company’s net sales are conducted within the U.S. and are transacted in U.S. dollars. The Company estimates that a 10% appreciation of the U.S. dollar against other currencies would reduce full-year net sales by approximately 1% and operating income by approximately 1%.
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
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Federal Signal Corporation and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
For reporting units tested for impairment using the quantitative assessment, the Company determines the fair value of each reporting unit using both the income and market approaches. The income approach requires management to make a number of business and valuation assumptions for each reporting unit including annual assumptions of projected sales, cost of sales, operating expenses, earnings before interest, income taxes, depreciation, and amortization (“EBITDA”), and discount rates. The market approach requires management to estimate fair value using marketplace fair value data derived from a comparable industry grouping of publicly traded companies and from pricing multiples implied from sales of companies similar to the Company’s reporting units (“market multiples”). The Company’s goodwill balance was $453.4 million as of December 31, 2022. No impairment was recognized in 2022.

We identified the valuation of goodwill for one of the Company’s reporting units as a critical audit matter due to the reporting unit’s historical performance as compared to projections and because the determination of reporting unit fair value was based on significant assumptions that are sensitive to changes and are affected by expected future market and economic conditions. Auditing management’s judgments used in the quantitative assessment regarding significant assumptions related to projected sales, cost of sales, operating expenses, and EBITDA (“forecasts”) as well as the selection of market multiples applied to management’s projected sales and EBITDA estimates for this reporting unit required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the Company’s forecasts and the selection of market multiples for this reporting unit included the following, among others:
•We tested the design and operating effectiveness of controls over the annual goodwill impairment assessment, including those over the forecasts and the market multiples.
•We evaluated management’s ability to accurately forecast projected sales, cost of sales, operating expenses, and EBITDA by comparing actual results to management’s historical forecasts.
•We evaluated the reasonableness of management’s forecasts by comparing the forecasts to:
◦Internal communications to management and the Board of Directors.
◦Historical results, third-party economic research, industry performance, and peer company performance.
◦Actual results from the October 31, 2022 annual measurement date to December 31, 2022.
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
◦Evaluating the market multiples by considering (1) the selected comparable industry grouping of publicly traded companies, (2) the selected sales of companies similar to the Company’s reporting units, and (3) the adjustments made for differences in growth prospects and risk profiles between the reporting unit and the comparable industry grouping of publicly traded companies.
◦Testing the underlying source information and mathematical accuracy of the calculations.
/s/ Deloitte & Touche LLP
Chicago, Illinois
March 1, 2023

We have served as the Company’s auditor since 2013.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Federal Signal Corporation
Oak Brook, Illinois
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Federal Signal Corporation and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated March 1, 2023, expressed an unqualified opinion on those financial statements.

As described in Management's Annual Report on Internal Control over Financial Reporting, management excluded from its assessment, the internal control over financial reporting at TowHaul Corporation (“TowHaul”), which was acquired on October 3, 2022, and whose financial statements constitute approximately 1% of total assets and 1% of net sales of the consolidated financial statement amounts (excluding goodwill and intangible assets, which were integrated into the Company’s control environment) as of and for the year ended December 31, 2022. Accordingly, our audit did not include the internal control over financial reporting at TowHaul.
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
/s/ Deloitte & Touche LLP
Chicago, Illinois
March 1, 2023

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
(in millions, except per share data)	2022	2021	2020
Net sales	$1,434.8	$1,213.2	$1,130.8
Cost of sales	1,089.9	924.5	837.2
Gross profit	344.9	288.7	293.6
Selling, engineering, general and administrative expenses	171.7	149.2	149.2
Amortization expense	12.9	10.9	9.6
Acquisition and integration-related (benefits) expenses	(0.5)	(2.1)	2.1
Restructuring	—	—	1.3
Operating income	160.8	130.7	131.4
Interest expense	10.3	4.5	5.7
Debt settlement charges	0.1	—	—
Pension settlement charges	—	10.3	—
Other (income) expense, net	(0.5)	(1.7)	1.1
Income before income taxes	150.9	117.6	124.6
Income tax expense	30.5	17.0	28.5
Income from continuing operations	120.4	100.6	96.1
Gain from discontinued operations and disposal, net of tax	—	—	0.1
Net income	$120.4	$100.6	$96.2
Basic earnings per share:
Earnings from continuing operations	$1.99	$1.65	$1.59
Earnings from discontinued operations and disposal, net of tax	—	—	0.00
Net earnings per share	$1.99	$1.65	$1.59
Diluted earnings per share:
Earnings from continuing operations	$1.97	$1.63	$1.56
Earnings from discontinued operations and disposal, net of tax	—	—	0.00
Net earnings per share	$1.97	$1.63	$1.56
Weighted average shares outstanding:
Basic	60.5	60.8	60.3
Diluted	61.2	61.9	61.7
See notes to consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
(in millions)	2022	2021	2020
Net income	$120.4	$100.6	$96.2
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(12.6)	(4.7)	8.4
Change in unrecognized net actuarial loss and prior service cost related to pension benefit plans, net of income tax (benefit) expense of $(0.1), $6.1 and $(2.2), respectively	(0.3)	20.5	(8.0)
Change in unrealized gain or loss on interest rate swaps, net of income tax expense (benefit) of $1.1, $0.6 and $(1.0), respectively	3.1	1.7	(3.0)
Total other comprehensive (loss) income	(9.8)	17.5	(2.6)
Comprehensive income	$110.6	$118.1	$93.6
See notes to consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31,
(in millions, except per share data)	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$47.5	$40.5
Accounts receivable, net of allowances for doubtful accounts of $2.5 and $2.1, respectively	173.8	136.0
Inventories	292.7	229.1
Prepaid expenses and other current assets	17.4	25.4
Total current assets	531.4	431.0
Properties and equipment, net	179.3	141.9
Rental equipment, net	109.1	108.4
Operating lease right-of-use assets	24.7	29.8
Goodwill	453.4	432.2
Intangible assets, net	208.2	205.7
Deferred tax assets	8.8	8.4
Deferred charges and other long-term assets	9.4	8.7
Total assets	$1,524.3	$1,366.1
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term borrowings and finance lease obligations	$1.5	$0.6
Accounts payable	72.4	64.8
Customer deposits	25.4	21.9
Accrued liabilities:
Compensation and withholding taxes	31.1	29.9
Current operating lease liabilities	6.9	8.8
Other current liabilities	43.2	44.4
Total current liabilities	180.5	170.4
Long-term borrowings and finance lease obligations	361.5	282.2
Long-term operating lease liabilities	18.5	22.1
Long-term pension and other post-retirement benefit liabilities	38.9	40.4
Deferred tax liabilities	51.0	53.2
Other long-term liabilities	13.0	13.8
Total liabilities	663.4	582.1
Stockholders’ equity:
Common stock, $1 par value per share, 90.0 shares authorized, 69.5 and 68.9 shares issued, respectively	69.5	68.9
Capital in excess of par value	271.8	256.7
Retained earnings	782.2	683.6
Treasury stock, at cost, 8.8 and 8.0 shares, respectively	(178.6)	(151.0)
Accumulated other comprehensive loss	(84.0)	(74.2)
Total stockholders’ equity	860.9	784.0
Total liabilities and stockholders’ equity	$1,524.3	$1,366.1
See notes to consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(in millions)	2022	2021	2020
Operating activities:
Net income	$120.4	$100.6	$96.2
Adjustments to reconcile net income to net cash provided by operating activities:
Net gain on discontinued operations and disposal	—	—	(0.1)
Depreciation and amortization	54.7	50.4	44.8
Deferred financing costs	0.4	0.3	0.3
Stock-based compensation expense	10.2	7.6	8.4
Pension settlement charges	—	10.3	—
Pension-related expense, net of funding	(1.4)	(3.8)	(6.6)
Changes in fair value of contingent consideration	—	(3.5)	(0.1)
Deferred income taxes, including change in valuation allowance	(4.2)	(6.5)	5.8
Changes in operating assets and liabilities:
Accounts receivable	(38.0)	2.5	8.6
Inventories	(61.0)	(24.2)	2.5
Prepaid expenses and other current assets	(0.5)	(2.6)	(0.6)
Rental equipment	(26.0)	(15.9)	(16.9)
Accounts payable	8.3	6.4	(13.9)
Customer deposits	1.3	3.9	1.7
Accrued liabilities	1.1	(5.5)	(1.2)
Income taxes	8.0	(11.6)	1.3
Other	(1.5)	(6.6)	6.1
Net cash provided by continuing operating activities	71.8	101.8	136.3
Net cash used for discontinued operating activities	—	—	(0.1)
Net cash provided by operating activities	71.8	101.8	136.2
Investing activities:
Purchases of properties and equipment	(53.0)	(37.4)	(29.7)
Payments for acquisition-related activity	(49.8)	(131.8)	(5.4)
Other, net	3.1	0.5	0.7
Net cash used for investing activities	(99.7)	(168.7)	(34.4)
Financing activities:
Increase (decrease) in revolving lines of credit, net	81.2	70.5	(11.8)
Payments of debt financing fees	(1.9)	—	—
Purchases of treasury stock	(16.1)	(15.4)	(13.7)
Redemptions of common stock to satisfy withholding taxes related to stock-based compensation	(6.2)	(10.7)	(9.1)
Cash dividends paid to stockholders	(21.8)	(22.0)	(19.4)
Proceeds from stock compensation activity	0.2	4.2	0.6
Other, net	0.1	(0.2)	—
Net cash provided by (used for) financing activities	35.5	26.4	(53.4)
Effects of foreign exchange rate changes on cash and cash equivalents	(0.6)	(0.7)	1.7
Increase (decrease) in cash and cash equivalents	7.0	(41.2)	50.1
Cash and cash equivalents at beginning of year	40.5	81.7	31.6
Cash and cash equivalents at end of year	$47.5	$40.5	$81.7
See notes to consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions, except per share data)	Common Stock Par Value	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2020	$66.9	$228.6	$528.2	$(93.0)	$(89.1)	$641.6
Net income			96.2			96.2
Total other comprehensive loss					(2.6)	(2.6)
Cash dividends declared ($0.32 per share)			(19.4)			(19.4)
Stock-based payments:
Stock-based compensation		7.8				7.8
Stock option exercises and other	0.7	4.6		(10.2)		(4.9)
Performance share unit transactions	0.2	(0.2)		(2.9)		(2.9)
Stock repurchase program				(13.7)		(13.7)
Balance at December 31, 2020	67.8	240.8	605.0	(119.8)	(91.7)	702.1
Net income			100.6			100.6
Total other comprehensive income					17.5	17.5
Cash dividends declared ($0.36 per share)			(22.0)			(22.0)
Stock-based payments:
Stock-based compensation		7.0				7.0
Stock option exercises and other	0.9	9.1		(12.0)		(2.0)
Performance share unit transactions	0.2	(0.2)		(3.8)		(3.8)
Stock repurchase program				(15.4)		(15.4)
Balance at December 31, 2021	68.9	256.7	683.6	(151.0)	(74.2)	784.0
Net income			120.4			120.4
Total other comprehensive loss					(9.8)	(9.8)
Cash dividends declared ($0.36 per share)			(21.8)			(21.8)
Stock-based payments:
Stock-based compensation		9.5				9.5
Stock option exercises and other	0.5	5.7		(10.2)		(4.0)
Performance share unit transactions	0.1	(0.1)		(1.3)		(1.3)
Stock repurchase program				(16.1)		(16.1)
Balance at December 31, 2022	$69.5	$271.8	$782.2	$(178.6)	$(84.0)	$860.9
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
The Company’s fiscal year ends on December 31. All references to 2022, 2021 and 2020 relate to the fiscal year unless otherwise indicated.
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
New Accounting Standards Adopted in 2022
In October 2021, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Liabilities from Contracts with Customers, which requires an acquirer to recognize and measure contract assets and liabilities acquired in a business combination in accordance with Revenue from Contracts with Customers (Topic 606) rather than adjust them to fair value at the acquisition date. This ASU, which is applied on a prospective basis, is effective for fiscal years beginning after December 15, 2022, and early adoption is permitted. The Company adopted this ASU effective January 1, 2022, and the application of the amended guidance to the acquisition completed in 2022 did not have a material impact on the Company’s consolidated financial statements.
New Accounting Pronouncements Not Yet Adopted
New accounting pronouncements issued, but not yet adopted, are either not applicable or are not expected to have a material impact on the Company’s consolidated financial statements.
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
The Company incurs foreign currency transaction gains or losses, related to transactions that are denominated in a currency other than the functional currency, which are recognized in the Consolidated Statements of Operations as a component of Other (income) expense, net. For the year ended December 31, 2022, the Company realized foreign currency transaction losses of $0.2 million. For the years ended December 31, 2021 and 2020, the Company realized foreign currency transaction gains of $0.3 million and $0.4 million, respectively.

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
Cash and Cash Equivalents
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
Properties and Equipment
Properties and equipment are stated at cost, net of accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets. Useful lives generally range from eight to 40 years for buildings and three to 15 years for machinery and equipment. Leasehold improvements are depreciated over the shorter of the remaining life of the lease or the useful life of the improvement. Depreciation expense is primarily included as a component of Cost of sales on the Consolidated Statements of Operations, with depreciation expense associated with certain assets used for administrative purposes being presented within SEG&A expenses. Depreciation expense, which includes depreciation on rental equipment, was $41.8 million, $39.5 million and $35.2 million for the years ended December 31, 2022, 2021 and 2020, respectively.
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

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
Goodwill
Goodwill represents the excess of the cost of an acquired business over the amounts assigned to its net assets. Goodwill is not amortized but is tested for impairment at a reporting unit level on an annual basis or more frequently if indicators of impairment exist. The Company performed its annual goodwill impairment test as of October 31, 2022.
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
In 2022, the Company applied the quantitative approach to assess the goodwill of its reporting units for potential impairment, using a combination of the income and market approaches to determine the fair values of its reporting units. The fair values of the Company’s reporting units exceeded their carrying values by more than 20% and, therefore, no impairment was recognized.
The Company had no goodwill impairments in 2022, 2021 or 2020. See Note 8 – Goodwill and Other Intangible Assets for a summary of the Company’s goodwill by segment.
Intangible Assets
Definite-lived intangible assets are amortized on a straight-line basis over the estimated useful lives and are tested for impairment if indicators exist in a manner similar to that described above for Rental Equipment.
Indefinite-lived intangible assets are tested for impairment on an annual basis at October 31, or more frequently if an event occurs or circumstances change that indicate the fair value of an indefinite-lived intangible asset could be below its carrying amount. In testing the indefinite-lived intangibles assets for potential impairment, the Company applies either a qualitative test, or a quantitative test, in accordance with ASC 350. A qualitative approach may be applied when the Company concludes that it is not “more likely than not” that the fair value of the indefinite-lived intangible assets are less than their carrying value. A quantitative impairment test consists of comparing the fair value of the indefinite-lived intangible asset with its carrying amount. An impairment loss would be recognized for the carrying amount in excess of its fair value.
In 2022, the Company performed a combination of qualitative and quantitative impairment tests over its indefinite-lived intangible assets. The fair value of the indefinite-lived intangible asset that was quantitatively tested for impairment exceeded its carrying value by more than 50%, and, therefore, no impairment was recognized. Further, the Company concluded that it was not “more likely than not” that the fair value of indefinite-lived intangible assets that were qualitatively tested for impairment were less than the carrying amounts. Accordingly, further quantitative testing was not required to be performed.
The Company had no indefinite-lived intangible asset impairments in 2022, 2021 or 2020. See Note 8 – Goodwill and Other Intangible Assets for a summary of the Company’s intangible assets.
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

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
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
The Company also sells optional service-type warranty contracts that extend coverage beyond the initial term of the express warranty period. At the time of sale, revenue related to the service-type warranty contract is deferred and typically recognized as revenue on a straight-line basis over the life of the contract. As of December 31, 2022 and 2021, deferred revenue associated with service-type warranty contracts was $4.1 million and $4.0 million, respectively, and was included within Other current liabilities and Other long-term liabilities on the Consolidated Balance Sheets. Costs under service-type warranty contracts are expensed as incurred.
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
The weighted-average discount rate used to measure pension liabilities and costs is selected using a hypothetical portfolio of high-quality bonds that would provide the necessary cash flow to match the projected benefit payments of the plans. The discount rate represents the rate at which our benefit obligations could effectively be settled as of the year-end measurement date. The weighted-average discount rate used to measure pension liabilities increased from 2021 to 2022. See Note 11 – Pension and Other Post-Employment Plans for further discussion.
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
Research and Development
The Company invests in research to support development of new products and the enhancement of existing products and services. Expenditures for research and development by the Company were $11.5 million in 2022, $11.4 million in 2021 and $12.2 million in 2020, and are included within SEG&A expenses in the Consolidated Statements of Operations.

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
Accounting standards on accounting for uncertainty in income taxes address the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the consolidated financial statements. Under the guidance on accounting for uncertainty in income taxes, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company presents interest and penalties related to income tax matters as a component of Income tax expense on the Consolidated Statements of Operations.
Litigation Contingencies
The Company is subject to various claims, including pending and possible legal actions for product liability and other damages, and other matters arising in the ordinary course of the Company’s business. The Company believes, based on current knowledge and after consultation with counsel, that the outcome of such claims and actions in the aggregate will not have an adverse effect on the Company’s financial position, results of operations or cash flows. However, in the event of unexpected future developments, it is possible that the ultimate resolution of such matters, if unfavorable, could have a material adverse effect on the Company’s results of operations. Professional legal fees are expensed when incurred. The Company accrues for contingent losses when such losses are probable and reasonably estimable. In the event that estimates or assumptions of contingent losses are different from actual results, adjustments are made in subsequent periods to reflect more current information.
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
Under ASC 805-10, acquisition-related costs (e.g., advisory, legal, valuation and other professional fees) are not included as a component of consideration transferred, but are accounted for as expenses in the periods in which the costs are incurred. Acquisition-related costs are included as a component of Acquisition and integration-related (benefits) expenses on the Consolidated Statements of Operations.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
Acquisitions Completed in 2022
Acquisition of TowHaul
On October 3, 2022, the Company completed the acquisition of substantially all the assets and operations of TowHaul Corporation (“TowHaul”). TowHaul is a leading manufacturer of off-road towing and hauling equipment. The Company expects that the TowHaul acquisition will further bolster its position as an industry leading diversified industrial manufacturer of specialized vehicles for maintenance and infrastructure markets with leading brands of premium, value-adding products, and a strong supporting aftermarket platform. As the acquisition closed on October 3, 2022, the assets and liabilities of TowHaul have been consolidated into the Company’s Consolidated Balance Sheet as of December 31, 2022, while the post-acquisition results of operations have been included in the Consolidated Statement of Operations, within the Environmental Solutions Group. The acquisition generated net sales and operating income of $7.2 million and $2.3 million, respectively, during the year ended December 31, 2022.
The initial cash consideration paid by the Company to acquire TowHaul was approximately $43.3 million, inclusive of certain preliminary closing adjustments. Any additional closing adjustments are expected to be finalized before the end of the second quarter of 2023.
As of December 31, 2022, the Company’s purchase price allocation reflects various provisional estimates that were based on the information that was available as of the acquisition date and the filing date of this Form 10-K. The Company believes that information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed; however, the determination of those fair values, including the third-party valuation of acquired intangible assets, is not yet finalized. Thus, the preliminary measurements of fair value set forth in the table below are subject to change during the measurement period as valuations are finalized. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practicable, but not more than one year from the acquisition date.
The following table summarizes the preliminary fair value of assets acquired and liabilities assumed as of the acquisition date:

(in millions)
Purchase price, inclusive of preliminary adjustment for working capital and other post-closing items (a)	$43.3
Total consideration	43.3

Accounts receivable	1.5
Inventories	4.7
Properties and equipment	6.5
Customer relationships (b)	14.0
Trade names (c)	6.7
Accounts payable	(0.1)
Accrued liabilities	(0.5)
Customer deposits	(2.4)
Net assets acquired	30.4

Goodwill (d)	$12.9
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
(d)    Goodwill, which is tax-deductible, has been allocated to the Environmental Solutions Group on the basis that the synergies identified will primarily benefit this segment.
The acquisition was not, and would not have been, material to the Company’s net sales or results of operations during any period presented. Accordingly, the Company’s consolidated results from operations do not differ materially from historical performance as a result of the acquisition, and therefore, unaudited pro-forma results are not presented.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
Acquisitions Completed in 2021
During the year ended December 31, 2021, the Company completed three acquisitions, all of which were accounted for as business combinations in accordance with ASC 805. As each of the acquisitions closed during 2021, the assets and liabilities of each of the acquisitions have been consolidated into the Company’s Consolidated Balance Sheets as of December 31, 2022 and 2021, and the post-acquisition results of operations of each of the acquisitions have been included in the Consolidated Statement of Operations, within the Environmental Solutions Group.
Acquisition of Deist
On December 30, 2021, the Company completed the acquisition of substantially all of the assets and operations of each of Deist Industries, Inc.; Bucks Fabricating, LLC; Roll-Off Parts, LLC and Switch-N-Go, LLC (collectively, “Deist”). Deist designs, manufactures and sells interchangeable truck body systems for class 3-7 vehicles in the work truck industry and a full line of waste hauling products, including front/rear loading containers and specialty roll-off containers. The Deist acquisition strengthened the Company’s specialty vehicle market position by expanding its geographic footprint and enhancing its portfolio of dump truck body and trailer product offerings.
The cash consideration paid by the Company to acquire Deist was $38.1 million, which was funded through existing cash and borrowings under the Company’s credit facility. In addition, there is a contingent earn-out payment of up to $7.5 million, based upon the achievement of certain financial targets over a specified performance period.
During the fourth quarter of 2022, the Company finalized its purchase price allocation for the Deist acquisition. The measurement period adjustments, which primarily resulted from the completion of a third-party valuation of acquired intangible assets, resulted in an $8.6 million increase to the carrying value of Goodwill from the $5.1 million previously recorded as of December 31, 2021. The measurement period adjustments did not have a material impact on the Company’s Consolidated Statements of Operations for the year ended December 31, 2022.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
The following table summarizes the fair value of assets acquired and liabilities assumed as of the acquisition date:

(in millions)
Purchase price, inclusive of closing adjustments	$38.1
Estimated fair value of additional consideration (a)	2.0
Total consideration	40.1

Accounts receivable	5.1
Inventories	8.8
Prepaid expenses and other current assets	0.2
Properties and equipment	8.5
Customer relationships (b)	3.1
Trade names (c)	5.2
Other intangible assets	1.1
Accounts payable	(1.8)
Accrued liabilities	(3.2)
Customer deposits	(0.6)
Net assets acquired	26.4

Goodwill (d)	$13.7
(a)    Represents the estimated fair value of the contingent earn-out payment as of the acquisition date, which is included as a component of Other long-term liabilities on the Consolidated Balance Sheets. See Note 18 – Fair Value Measurements for discussion of the methodology used to determine the fair value of the contingent earn-out payment.
(b)    Represents the fair value assigned to customer relationships, which are considered to be definite-lived intangible assets, with an estimated useful life of 5 years.
(c)    Represents the fair value assigned to trade names, which are considered to be indefinite-lived intangible assets.
(d)    Goodwill, which is tax-deductible, has been allocated to the Environmental Solutions Group on the basis that the synergies identified will primarily benefit this segment.
Acquisition of Ground Force
On October 4, 2021, the Company completed the acquisition of substantially all of the assets and operations of Ground Force Manufacturing LLC (“Ground Force”). Ground Force is a leading manufacturer of specialty material handling vehicles that support the extraction of metals. The Ground Force acquisition further bolstered the Company’s position as an industry leading diversified industrial manufacturer of specialized vehicles for maintenance and infrastructure markets with leading brands of premium, value-adding products, and a strong supporting aftermarket platform.
The cash consideration paid by the Company to acquire Ground Force was $43.1 million, which was funded through existing cash and borrowings under the Company’s credit facility.
During the third quarter of 2022, the Company finalized its purchase price allocation for the Ground Force acquisition. The measurement period adjustments, which primarily resulted from the completion of a third-party valuation of acquired intangible assets, resulted in a $2.1 million increase to the carrying value of Goodwill from the $13.3 million previously recorded as of December 31, 2021. The measurement period adjustments did not have a material impact on the Company’s Consolidated Statements of Operations for the year ended December 31, 2022.

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
Acquisition of OSW
On February 17, 2021, the Company completed the acquisition of all of the outstanding equity of OSW Equipment & Repair, LLC, a leading manufacturer of dump truck bodies and custom upfitter of truck equipment and trailers. The acquisition also includes OSW’s wholly-owned subsidiaries, Northend Truck Equipment, LLC and Western Truck Body Mfg. ULC (collectively “OSW”). The OSW acquisition strengthened the Company’s specialty vehicle market position by expanding its geographic footprint and enhancing its portfolio of dump truck body and trailer product offerings.
The cash consideration paid by the Company to acquire OSW was $53.2 million, which was funded through existing cash and borrowings under the Company’s credit facility.
During the first quarter of 2022, the Company finalized its purchase price allocation for the OSW acquisition and there were no changes from the purchase price allocation previously disclosed as of December 31, 2021.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
The following table summarizes the fair value of assets acquired and liabilities assumed as of the acquisition date:

(in millions)
Purchase price, inclusive of closing adjustments	$53.2
Total consideration	53.2

Cash	1.3
Accounts receivable	3.5
Inventories	8.3
Prepaid expenses and other current assets	0.7
Properties and equipment	5.8
Operating lease right-of-use assets	12.3
Customer relationships (a)	11.3
Trade names (b)	8.4
Other intangible assets	0.2
Operating lease liabilities	(12.3)
Accounts payable	(3.8)
Accrued liabilities	(1.9)
Customer deposits	(0.8)
Finance lease obligations	(1.7)
Net assets acquired	31.3

Goodwill (c)	$21.9
(a)    Represents the fair value assigned to customer relationships, which are considered to be definite-lived intangible assets, with an estimated useful life of 12 years.
(b)    Represents the fair value assigned to trade names, which are considered to be indefinite-lived intangible assets.
(c)    Goodwill, the majority of which is tax-deductible, has been allocated to the Environmental Solutions Group on the basis that the synergies identified will primarily benefit this segment.
During the year ended December 31, 2022, the Company received a favorable settlement of $1.9 million in a post-closing adjustment dispute associated with the acquisition of OSW. As the settlement was reached subsequent to the finalization of the Company’s purchase price allocation, the related benefit has been included as a component of Acquisition and integration-related (benefits) expenses for the year ended December 31, 2022 on the Consolidated Statements of Operations.
Unaudited Pro Forma Financial Information
The following table presents the unaudited pro forma combined net sales of the Company, OSW, Ground Force and Deist for the years ended December 31, 2021 and 2020, assuming the transactions occurred on January 1, 2020. Pro forma combined income from continuing operations and pro forma diluted earnings per share are not presented, as they would not be materially different from the results reported for the years ended December 31, 2021 and 2020.

	For the Years Ended December 31,
(in millions)	2021	2020
Net sales	$1,287.7	$1,229.1
The unaudited pro forma financial information is presented for informational purposes only and is not intended to represent or be indicative of the consolidated results of operations of the Company that would have been reported had the acquisitions been completed as of the beginning of the periods presented, and should not be taken as being representative of the future consolidated results of operations of the Company.
Acquisitions Completed in 2020
Acquisition of Public Works Equipment and Supply, Inc.
On June 12, 2020, the Company acquired certain assets and operations of Public Works Equipment and Supply, Inc. (“PWE”), a distributor of maintenance and infrastructure equipment covering North Carolina, South Carolina and parts of Tennessee. The

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
acquisition included cash consideration of $6.2 million, which included a payment to acquire certain inventory and fixed assets at closing. As the acquisition closed on June 12, 2020, the assets and liabilities of PWE have been consolidated into the Company’s Consolidated Balance Sheets as of December 31, 2022 and 2021, and the post-acquisition results of operations have been included in the Consolidated Statements of Operations, within the Environmental Solutions Group.
The assets acquired and liabilities assumed in the PWE acquisition have been measured at their fair values at the acquisition date, resulting in $2.5 million of goodwill, which is deductible for tax purposes. The Company’s purchase price allocation was finalized during the year ended December 31, 2020.
The acquisition was not, and would not have been, material to the Company’s net sales or results of operations during any period presented. Accordingly, the Company’s consolidated results from operations do not differ materially from historical performance as a result of the acquisition, and therefore, unaudited pro-forma results are not presented.
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
During the years ended December 31, 2022, 2021 and 2020, the Company’s Environmental Solutions recorded net sales of $2.9 million, $4.2 million and $1.3 million respectively, relating to products sold to Ingenieria Y Servicios Orbitec SPA, an entity which is majority-owned by affiliates of the former owners of Joe Johnson Equipment, Inc. and Joe Johnson Equipment (USA), Inc. (collectively, “JJE”).
Information relating to the disaggregation of Net sales by geographic region, based on the location of the end-customer, is included in Note 17 – Segment Information. The following table presents the Company’s Net sales disaggregated by major product line:

	For the Years Ended December 31,
(in millions)	2022	2021	2020
Environmental Solutions
Vehicles and equipment (a)	$927.9	$764.3	$719.3
Parts	173.7	150.3	129.4
Rental income (b)	53.1	44.7	36.6
Other (c)	35.9	44.7	30.5
Total net sales	1,190.6	1,004.0	915.8
Safety and Security Systems
Public safety and security equipment	149.1	126.1	132.6
Industrial signaling equipment	62.1	53.9	50.8
Warning systems	33.0	29.2	31.6
Total net sales	244.2	209.2	215.0
Total net sales	$1,434.8	$1,213.2	$1,130.8
(a)    Includes net sales from the sale of new and used vehicles and equipment, including sales of rental equipment.
(b)    Represents revenues from vehicle and equipment lease arrangements with customers, recognized in accordance with Topic 842.
(c)    Primarily includes revenues from services such as maintenance and repair work and the sale of extended warranty contracts.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
Contract Balances
The Company recognizes contract liabilities when cash payments, such as customer deposits, are received in advance of the Company’s satisfaction of the related performance obligations. Contract liabilities are recognized as Net sales when the related performance obligations are satisfied, which generally occurs within three to six months of the cash receipt. Contract liability balances are not materially impacted by any other factors. The Company’s contract liabilities were $28.9 million and $25.3 million, as of December 31, 2022 and 2021, respectively. Contract assets, such as unbilled receivables, were not material as of any of the periods presented herein.
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
In connection with acquisitions completed in recent years, the Company has entered into certain lease agreements for facilities owned by affiliates of the sellers. All lease agreements contain an annual rent that is considered to be market-based. Total rent paid under these arrangements was $2.8 million, $2.5 million and $1.5 million during the years ended December 31, 2022, 2021 and 2020, respectively. The Company’s total lease liabilities under these agreements were $6.9 million and $17.3 million as of December 31, 2022 and 2021, respectively.
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
The following table summarizes the Company’s total lease costs and supplemental cash flow information arising from operating lease transactions:

(in millions)	For the Years Ended December 31,
	2022	2021	2020
Total operating lease costs (a)	$11.7	$14.9	$13.3

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	7.7	10.7	9.2
(a)     Includes short-term leases and variable lease costs.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
The following table summarizes the components of lease right-of-use assets and liabilities:

(in millions)	2022	2021	Affected Line Item in Consolidated Balance Sheets
Assets
Operating lease right-of-use assets	$24.7	$29.8	Operating lease right-of-use assets
Finance lease right-of-use assets	1.9	2.0	Properties and equipment, net
Total lease right-of-use assets	$26.6	$31.8

Liabilities
Current:
Operating leases	$6.9	$8.8	Current operating lease liabilities
Finance leases	0.7	0.6	Current portion of long-term borrowings and finance lease obligations
Noncurrent:
Operating leases	18.5	22.1	Long-term operating lease liabilities
Finance leases	1.3	1.5	Long-term borrowings and finance lease obligations
Total lease liabilities	$27.4	$33.0
The weighted-average remaining lease terms and discount rates of the Company’s operating leases were as follows:

	2022	2021
Weighted-average remaining lease term of operating leases	4.9 years	5.1 years
Weighted-average discount rate of operating leases	2.5%	2.5%
Maturities of operating lease liabilities as of December 31, 2022 were as follows:

(in millions)
2023	$7.5
2024	6.1
2025	4.3
2026	3.3
2027	1.7
Thereafter	4.0
Total lease payments	26.9
Less: Imputed interest	1.5
Present value of operating lease liabilities	$25.4
NOTE 5 — INVENTORIES
The following table summarizes the components of inventories:

(in millions)	2022	2021
Finished goods	$97.5	$87.9
Raw materials	164.3	116.4
Work in process	30.9	24.8
Total inventories (a)	$292.7	$229.1
(a)    Amounts at December 31, 2022 include inventories acquired in the acquisition of TowHaul - see Note 2 - Acquisitions.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
NOTE 6 — PROPERTIES AND EQUIPMENT, NET
The following table summarizes the components of properties and equipment, net:

(in millions)	2022	2021
Land	$13.4	$8.5
Buildings and improvements	117.9	82.8
Machinery and equipment	204.4	202.2
Total property and equipment, at cost	335.7	293.5
Less: Accumulated depreciation	156.4	151.6
Properties and equipment, net (a)	$179.3	$141.9
(a)    Amounts at December 31, 2022 include properties and equipment acquired in the acquisition of TowHaul - see Note 2 - Acquisitions.
On February 16, 2022, the Company completed the acquisition of its University Park, Illinois manufacturing facility for approximately $28 million. The Company had previously leased the facility under a lease that was due to expire at the end of June 2023.
On December 22, 2021, the Company completed the acquisition of its Elgin, Illinois manufacturing facility for $19.8 million. The Company had previously leased the facility under a lease that was due to expire at the end of June 2023.
NOTE 7 — RENTAL EQUIPMENT, NET
The following table summarizes the components of rental equipment, net:

(in millions)	2022	2021
Rental equipment	$154.5	$152.2
Less: Accumulated depreciation	45.4	43.8
Rental equipment, net	$109.1	$108.4
Rental income associated with the Company’s equipment rental activity, which is included as a component of Net sales on the Consolidated Statements of Operations, totaled $53.1 million in 2022, $44.7 million in 2021 and $36.6 million in 2020.
NOTE 8 — GOODWILL AND OTHER INTANGIBLE ASSETS
The following table summarizes the carrying amount of goodwill and changes in the carrying amount of goodwill, by segment:

(in millions)	Environmental Solutions	Safety & Security Systems	Total
Balance at December 31, 2020	$279.9	$114.3	$394.2
Acquisitions	40.3	—	40.3
Translation adjustments	—	(2.3)	(2.3)
Balance at December 31, 2021	320.2	112.0	432.2
Acquisitions, including measurement period adjustments	24.0	—	24.0
Translation adjustments	(0.4)	(2.4)	(2.8)
Balance at December 31, 2022	$343.8	$109.6	$453.4

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
The following table summarizes the gross carrying amount and accumulated amortization of intangible assets for each major class of intangible assets:

	2022			2021
(in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Definite-lived intangible assets:
Customer relationships (a)	$153.7	$(52.0)	$101.7	$146.2	$(39.8)	$106.4
Other (a)	5.7	(3.4)	2.3	5.3	(2.9)	2.4
Total definite-lived intangible assets	159.4	(55.4)	104.0	151.5	(42.7)	108.8
Indefinite-lived intangible assets:
Trade names	99.9	—	99.9	96.9	—	96.9
Other	4.3	—	4.3	—	—	—
Total indefinite-lived intangible assets	104.2	—	104.2	96.9	—	96.9
Total intangible assets	$263.6	$(55.4)	$208.2	$248.4	$(42.7)	$205.7
(a)    Average useful life of customer relationships and other definite-lived intangible assets are estimated to be approximately 12 years and 7 years, respectively. The average useful life across all definite-lived intangible assets is estimated to be approximately 12 years.
The Company currently estimates that aggregate amortization expense will be approximately $13.7 million in 2023, $13.7 million in 2024, $13.7 million in 2025, $13.6 million in 2026, $12.7 million in 2027 and $36.6 million thereafter. Actual amounts of amortization may differ from estimated amounts due to additional intangible asset acquisitions, changes in foreign currency rates, measurement period adjustments for recent acquisitions, impairment of intangible assets and other events.
NOTE 9 — DEBT
The following table summarizes the components of Long-term borrowings and finance lease obligations:

(in millions)	2022	2021
2019 Credit Agreement	$—	$280.7
2022 Credit Agreement	361.0	—
Finance lease obligations	2.0	2.1
Total long-term borrowings and finance lease obligations, including current portion	363.0	282.8
Less: Current maturities	0.8	—
Less: Current finance lease obligations	0.7	0.6
Total long-term borrowings and finance lease obligations	$361.5	$282.2
As more fully described within Note 18 – Fair Value Measurements, the Company uses a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The fair value of long-term debt is based on interest rates that we believe are currently available to us for issuance of debt with similar terms and remaining maturities (Level 2 input).
The following table summarizes the carrying amounts and fair values of the Company’s financial instruments:

	2022		2021
(in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value
Long-term borrowings (a)	$363.0	$363.0	$282.8	$282.8
(a)    Long-term borrowings include current portions of long-term borrowings and finance lease obligations aggregating to $1.5 million and $0.6 million as of December 31, 2022 and 2021, respectively.

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

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
The 2022 Credit Agreement amended and restated the Second Amended and Restated Credit Agreement (as amended, the
“2019 Credit Agreement”), which provided the Company with a $500 million revolving credit facility.
In connection with entering into the 2022 Credit Agreement during the year ended December 31, 2022, the Company wrote off $0.1 million of unamortized deferred financing fees associated with the 2019 Credit Agreement, and incurred $1.9 million of new debt issuance costs. The new fees have been deferred and are being amortized over the five-year term as a component of Interest expense on the Consolidated Statements of Operations.
As of December 31, 2022, there was $361.0 million of cash drawn and $11.2 million of undrawn letters of credit under the 2022 Credit Agreement, with $427.8 million of net availability for borrowings.
The following table summarizes the gross borrowings and gross payments under the Company’s revolving credit facilities:

	For the Years Ended December 31,
(in millions)	2022	2021	2020
Gross borrowings	$137.0	$214.0	$82.6
Gross payments	55.8	143.5	94.4
Aggregate maturities of total borrowings due amount to approximately $1.5 million in 2023, $4.6 million in 2024, $7.6 million in 2025, $10.2 million in 2026 and $339.1 million in 2027. The weighted average interest rate on long-term borrowings was 5.5% at December 31, 2022.
The Company paid interest of $9.4 million in 2022, $3.9 million in 2021 and $5.4 million in 2020.
Interest Rate Swap
On October 2, 2019, the Company entered into an interest rate swap (the “2019 Swap”) with a notional amount of $75.0 million, as a means of fixing the floating interest rate component on $75.0 million of its variable-rate debt. In connection with entering into the 2022 Credit Agreement in October 2022, the Company terminated the 2019 Swap, receiving proceeds of $4.3 million upon settlement. The 2019 Swap was previously designated as a cash flow hedge. The settlement gain is being recognized ratably through the original termination date of July 30, 2024 as a component of Interest expense on the Consolidated Statements of Operations.
On October 21, 2022, the Company entered into an interest rate swap (the “2022 Swap”) with a notional amount of $75.0 million, as a means of fixing the floating interest rate component on $75.0 million of its variable-rate debt. The 2022 Swap is designated as a cash flow hedge, with a maturity date of October 31, 2025.
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
At December 31, 2022 and 2021, the fair value of the Swap was a liability of $0.3 million and $0.7 million, respectively, which was included in Other long-term liabilities on the Consolidated Balance Sheets. During the years ended December 31, 2022 and 2021, unrealized pre-tax gains of $4.1 million and $2.3 million, respectively, were recorded in Accumulated other comprehensive loss, whereas during the year ended December 31, 2020, an unrealized pre-tax loss of $3.9 million was recorded in Accumulated other comprehensive loss.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
NOTE 10 — INCOME TAXES
The following table summarizes the income tax expense from continuing operations:

	For the Years Ended December 31,
(in millions)	2022	2021	2020
Current tax expense:
Federal	$24.0	$14.7	$16.4
Foreign	4.1	5.0	1.4
State and local	6.6	4.0	5.1
Total current tax expense	34.7	23.7	22.9
Deferred tax (benefit) expense:
Federal	(3.5)	0.4	2.7
Foreign	(0.1)	1.5	3.1
State and local	(0.6)	(8.6)	(0.2)
Total deferred tax (benefit) expense	(4.2)	(6.7)	5.6
Total income tax expense	$30.5	$17.0	$28.5
The following table summarizes the differences between the statutory federal income tax rate and the effective income tax rate from continuing operations:

	For the Years Ended December 31,
	2022	2021	2020
Statutory federal income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	4.0	3.4	3.5
Valuation allowance	(2.3)	(2.9)	0.1
Remeasurement of deferred taxes	(0.6)	(2.8)	—
Tax reserves	—	0.1	(0.1)
Tax credits	(0.3)	(0.4)	(0.3)
Foreign tax rate effects	0.6	1.2	0.8
Excess tax benefits from stock compensation activity	(1.6)	(4.8)	(2.9)
Other, net	(0.6)	(0.3)	0.8
Effective income tax rate	20.2%	14.5%	22.9%
The following table summarizes income before income taxes from continuing operations:

	For the Years Ended December 31,
(in millions)	2022	2021	2020
U.S.	$132.1	$94.8	$107.4
Non-U.S.	18.8	22.8	17.2
Income before income taxes	$150.9	$117.6	$124.6
Summary
The Company recognized income tax expense of $30.5 million for the year ended December 31, 2022, compared to $17.0 million for the year ended December 31, 2021. The increase in income tax expense in the current year was primarily due to higher earnings, a $3.2 million reduction in the amount of excess tax benefits from stock compensation activity compared to the prior year, and fewer discrete tax benefits than in the prior year. In the year ended December 31, 2022, the Company recognized a $2.6 million tax benefit from the release of a valuation allowance that had previously been recorded against deferred tax assets associated with foreign tax credits in the U.S., which are now considered more-likely-than-not to be realized, primarily due to tax planning. The Company also recognized a $1.1 million tax benefit during the current year associated with the release of a valuation allowance in the U.K., as the associated deferred tax assets are now considered more-likely-than-not to be realized primarily due to increased projections of future taxable income. In the year ended December 31, 2021, the Company recognized a $3.4 million tax benefit associated with the release of state valuation allowances and a $3.3 million tax benefit associated with the remeasurement of deferred taxes for changes in state tax apportionment, both of which primarily resulted from a change in

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
tax status and other tax planning activities executed during the year. Including these items, the Company’s effective tax rate for the year ended December 31, 2022 was 20.2%, compared to 14.5% in 2021.
The Company recognized income tax expense of $17.0 million for the year ended December 31, 2021, compared to $28.5 million for the year ended December 31, 2020. The reduction in income tax expense in 2021 was primarily due to the recognition of a $3.4 million tax benefit associated with the release of state valuation allowances and a $3.3 million tax benefit associated with the remeasurement of deferred taxes for changes in state tax apportionment, both of which primarily resulted from a change in tax status and other tax planning activities executed during the year, a $2.0 million increase in excess tax benefits from stock compensation activity and the effects of lower pre-tax earnings. Including these items, the Company’s effective tax rate for the year ended December 31, 2021 was 14.5%, compared to 22.9% in 2020.
The Company paid income taxes of $26.9 million in 2022, $35.5 million in 2021 and $22.3 million in 2020.
Deferred Taxes
The following table summarizes deferred income tax assets and liabilities of the Company’s continuing operations:

(in millions)	2022	2021
Deferred tax assets:
Properties and equipment	$3.5	$2.8
Accrued expenses	28.7	24.7
Stock-based compensation	3.5	3.3
Net operating loss and tax credit carryforwards	18.0	19.4
Goodwill and intangibles	0.9	1.8
Pension benefits	14.8	15.1
Gross deferred tax assets	69.4	67.1
Valuation allowance	(1.0)	(5.1)
Total deferred tax assets	68.4	62.0
Deferred tax liabilities:
Properties and equipment	(35.4)	(31.2)
Pension benefits	(10.1)	(9.2)
Goodwill and intangibles	(63.1)	(64.4)
Other	(1.9)	(1.9)
Gross deferred tax liabilities	(110.5)	(106.7)
Net deferred tax liabilities	$(42.1)	$(44.7)
The deferred tax asset for net operating loss and tax credit carryforwards at December 31, 2022 includes state net operating loss carryforwards of $5.4 million and state income tax credits of $0.3 million, both of which will begin to expire in 2023, foreign net operating loss carryforwards of $9.7 million, which will begin to expire in 2025, and U.S. foreign tax credits of $2.6 million, which will begin to expire in 2023. As previously described within, the Company expects to utilize the U.S. foreign tax credits prior to expiration, primarily as a result of tax planning.
The deferred tax asset for tax loss and tax credit carryforwards at December 31, 2021, included state net operating loss carryforwards of $6.5 million, state income tax credits of $0.3 million, foreign net operating loss carryforwards of $9.8 million, and U.S. foreign tax credits of $2.8 million.
The $68.4 million of deferred tax assets at December 31, 2022, for which no valuation allowance is recorded, is anticipated to be realized through future taxable income or the future reversal of existing taxable temporary differences recorded as deferred tax liabilities at December 31, 2022. Should the Company determine that it is not more-likely-than-not to be able to realize its remaining deferred tax assets in the future, an adjustment to the valuation allowance would be recorded in the period such determination is made.
Generally, the Company has considered cash and cash equivalents held by subsidiaries outside the U.S. to be indefinitely reinvested in its foreign operations and the Company’s current plans do not demonstrate a need to repatriate such cash to fund

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
U.S. operations. As of December 31, 2022, the Company continues to assert that its undistributed earnings of certain foreign subsidiaries are indefinitely reinvested. It is not practicable to determine the income tax liability that would be payable if such earnings were not permanently reinvested.
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
During the year ended December 31, 2022, the total valuation allowance recorded against the Company’s deferred tax assets decreased by $4.1 million, primarily due to the release of a valuation allowance that had previously been recorded against deferred tax assets associated with foreign tax credits in the U.S., and the release of a valuation allowance in the U.K. At December 31, 2022, the total valuation allowance recorded against the Company’s deferred tax assets was $1.0 million, comprised of a $0.7 million valuation allowance recorded against state net operating loss carryforwards and a $0.3 million valuation allowance recorded against other deferred tax assets.
Unrecognized Tax Benefits
The following table summarizes the activity related to the Company’s unrecognized tax benefits:

(in millions)	2022	2021	2020
Balance at January 1	$1.2	$1.2	$1.3
Increases as a result of tax positions taken in the current period	—	0.1	—
Decreases due to lapse of statute of limitations	—	(0.1)	(0.1)
Balance at December 31	$1.2	$1.2	$1.2
The Company’s accounting policy is to recognize interest and penalties related to income tax matters in income tax expense. At each of December 31, 2022 and 2021, accruals for interest and penalties amounting to $0.4 million, are included in the Consolidated Balance Sheets but are not included in the table above. At December 31, 2022 and 2021, liabilities for unrecognized tax benefits, including interest and penalties of $1.6 million and $1.6 million, respectively, were included within Other long-term liabilities on the Consolidated Balance Sheets. At each of December 31, 2022 and 2021, unrecognized tax benefits of $0.1 million, were included as a component of Deferred tax liabilities on the Consolidated Balance Sheets.
All of the unrecognized tax benefits of $1.2 million at each of December 31, 2022 and 2021, would impact our annual effective tax rate, if recognized. We do not expect any significant change to our unrecognized tax benefits as a result of potential expiration of statute of limitations or settlements with tax authorities within the next twelve months.
Status of Tax Returns
We file U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2019 through 2021 tax years generally remain subject to examination by federal tax authorities, whereas the 2018 through 2021 tax years generally remain subject to examination by most state tax authorities. In significant foreign jurisdictions, the tax years from 2018 through 2021 generally remain subject to examination by their respective tax authorities.

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
On November 5, 2021, the Company purchased a group annuity contract from an insurance company, under which approximately $25 million of the projected benefit obligation of the U.S. benefit plan was transferred to the insurance company. In this transaction, the insurance company assumed responsibility for pension benefits and administration for approximately 800 retirees or their beneficiaries. The transaction was funded on November 15, 2021 with existing assets of the U.S. benefit plan. As a result, the Company recognized a pension settlement charge of $10.3 million in the year ended December 31, 2021.
The following table summarizes net periodic pension (benefit) expense for the U.S. and non-U.S. benefit plans:

	U.S. Benefit Plan			Non-U.S. Benefit Plan
	For the Years Ended December 31,			For the Years Ended December 31,
(in millions)	2022	2021	2020	2022	2021	2020
Company-sponsored plans:
Service cost	$—	$—	$—	$0.1	$0.2	$0.2
Interest cost	4.4	4.9	5.8	0.9	0.7	1.0
Expected return on plan assets	(6.9)	(9.6)	(9.2)	(2.0)	(2.0)	(1.9)
Amortization of prior service costs	—	—	—	0.1	0.2	0.1
Amortization of actuarial losses	2.3	3.9	3.2	0.6	0.8	0.5
Settlement charges	—	10.3	—	—	—	—
Net periodic pension (benefit) expense	$(0.2)	$9.5	$(0.2)	$(0.3)	$(0.1)	$(0.1)
The items that comprise Net periodic pension (benefit) expense, other than service cost and settlement charges, are included as a component of Other (income) expense, net on the Consolidated Statements of Operations.
The following table summarizes the weighted-average assumptions used in determining pension costs:

	U.S. Benefit Plan			Non-U.S. Benefit Plan
	For the Years Ended December 31,			For the Years Ended December 31,
	2022	2021	2020	2022	2021	2020
Discount rate	3.1%	2.8%	3.5%	1.8%	1.3%	2.0%
Expected long-term rate of return on plan assets	6.1%	7.4%	7.4%	4.0%	3.5%	3.6%

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
The following table summarizes the changes in the projected benefit obligation and plan assets:

	U.S. Benefit Plan		Non-U.S. Benefit Plan
(in millions)	2022	2021	2022	2021
Benefit obligation, beginning of year	$142.0	$180.2	$52.8	$57.6
Service cost	—	—	0.1	0.2
Interest cost	4.4	4.9	0.9	0.7
Actuarial loss	(29.0)	(8.4)	(13.4)	(1.8)
Benefits and expenses paid	(8.4)	(9.3)	(2.6)	(3.4)
Settlement payments	—	(25.4)	—	—
Foreign currency translation	—	—	(5.4)	(0.5)
Benefit obligation, end of year	$109.0	$142.0	$32.4	$52.8
Accumulated benefit obligation, end of year	$109.0	$142.0	$32.4	$52.8

The following table summarizes the weighted-average assumptions used in determining benefit obligations:

	U.S. Benefit Plan		Non-U.S. Benefit Plan
	2022	2021	2022	2021
Discount rate	5.7%	3.1%	4.8%	1.8%
The following summarizes the changes in the fair value of plan assets:

	U.S. Benefit Plan		Non-U.S. Benefit Plan
(in millions)	2022	2021	2022	2021
Fair value of plan assets, beginning of year	$120.2	$142.5	$56.5	$57.4
Actual (loss) return on plan assets (a)	(24.8)	10.5	(14.2)	1.9
Company contribution	—	1.9	0.9	1.2
Benefits and expenses paid	(8.4)	(9.3)	(2.6)	(3.4)
Settlement payments	—	(25.4)	—	—
Foreign currency translation	—	—	(5.8)	(0.6)
Fair value of plan assets, end of year	$87.0	$120.2	$34.8	$56.5
(a)    Actual (loss) return on plan assets of the U.S. benefit plan for the years ended December 31, 2022 and 2021, was net of fees, commissions and other expenses paid from plan assets of $1.5 million and $2.2 million, respectively.
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

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
•Fixed income investments include corporate bonds and asset-backed securities. Corporate bonds are valued based on quoted market prices in active markets or other readily observable market data. Asset-backed securities are valued using models with readily observable data as inputs.
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

The following summarizes the Company’s pension assets in a three-tier fair value hierarchy for its benefit plans:

	U. S. Benefit Plan
	2022				2021
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$4.1	$—	$—	$4.1	$3.6	$—	$—	$3.6
Equity investments:
U.S. Large Cap	10.8	0.1	—	10.9	14.2	0.1	—	14.3
U.S. Small and Mid Cap	13.6	—	—	13.6	17.5	—	—	17.5
Developed international	4.8	0.7	—	5.5	7.0	3.1	—	10.1
Emerging markets	2.0	0.9	—	2.9	2.6	1.3	—	3.9
Fixed income investments:
Government securities	2.9	—	—	2.9	3.8	—	—	3.8
Asset-backed securities	—	0.2	—	0.2	—	0.3	—	0.3
Corporate bonds	—	46.4	—	46.4	—	66.2	—	66.2
Total assets at fair value (a)	$38.2	$48.3	$—	$86.5	$48.7	$71.0	$—	$119.7
(a)     Total assets at fair value in the table above exclude a net receivable of $0.5 million and $0.5 million at December 31, 2022 and 2021, respectively.

	Non-U. S. Benefit Plan
	2022				2021
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$0.9	$6.5	$—	$7.4	$0.8	$4.6	$—	$5.4
Diversified investment funds (a)	—	15.3	—	15.3	—	23.3	—	23.3
Fixed income investments:
Asset-backed securities	—	4.0	—	4.0	—	18.1	—	18.1
Corporate bonds	—	4.1	—	4.1	—	5.1	—	5.1
Other investments:
Insurance-linked securities	—	—	4.0	4.0	—	—	4.6	4.6
Total assets at fair value	$0.9	$29.9	$4.0	$34.8	$0.8	$51.1	$4.6	$56.5
(a)     These funds primarily invest in a diversified portfolio of equity securities and fixed income securities.
The Company maintains a structured investment strategy for its U.S. and non-U.S. benefit plans, which are designed to achieve certain target asset allocations depending on the plans’ relative funded status.
As of December 31, 2022, the target asset allocations for the U.S. benefit plan are (i) between 54% and 69% in fixed income investments, (ii) between 29% and 44% in equity investments and (iii) between 0% and 20% in cash and cash equivalents.
Plan assets for the non-U.S. benefit plan consist principally of a portfolio of diversified investment funds, corporate bonds and insurance-linked securities. As of December 31, 2022, the target asset allocations for the non-U.S. benefit plan assets are generally between 65% and 75% in fixed income investments and cash and cash equivalents, and between 25% and 35% in equity investments.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
The following summarizes the funded status of the Company’s benefit plans:

	U.S. Benefit Plan		Non-U.S. Benefit Plan
(in millions)	2022	2021	2022	2021
Fair value of plan assets, end of year	$87.0	$120.2	$34.8	$56.5
Benefit obligation, end of year	109.0	142.0	32.4	52.8
Funded status, end of year	$(22.0)	$(21.8)	$2.4	$3.7
The following summarizes the amounts recognized within the Company’s Consolidated Balance Sheets:

	U.S. Benefit Plan		Non-U.S. Benefit Plan
(in millions)	2022	2021	2022	2021
Amounts recognized in our Consolidated Balance Sheets include:
Deferred charges and other long-term assets	$—	$—	$2.4	$3.7
Long-term pension and other post-retirement benefit liabilities	(22.0)	(21.8)	—	—
Net (liability) asset recorded	$(22.0)	$(21.8)	$2.4	$3.7
Amounts recognized in Accumulated other comprehensive loss include:
Actuarial losses	$58.1	$57.7	$17.3	$16.9
Prior service costs	—	—	2.0	2.4
Net amount recognized, pre-tax	$58.1	$57.7	$19.3	$19.3
As the Company’s benefit plans are fully frozen, all plan participants are now considered to be inactive. As a result, the associated actuarial losses and prior service costs that are included in Accumulated other comprehensive loss are being amortized into net periodic benefit cost over the remaining average life expectancy of plan participants. The Company expects $2.2 million of the actuarial losses and $0.1 million of the prior service costs to be amortized from Accumulated other comprehensive loss into net periodic benefit cost in 2023.
The Company currently expects to contribute up to $1.4 million to the U.S. benefit plan and up to $0.9 million to the non-U.S. benefit plan in 2023. Future contributions to the plans will be based on such factors as annual service cost, the financial return on plan assets, interest rate movements that affect discount rates applied to plan liabilities and the value of benefit payments made.
The following summarizes the benefits expected to be paid under the Company’s benefit plans in each of the next five years, and in aggregate for the five years thereafter:

(in millions)	U.S. Benefit Plan	Non-U.S. Benefit Plan
2023	$8.2	$2.6
2024	8.4	2.5
2025	8.7	2.6
2026	8.7	2.4
2027	8.8	2.4
2028-2032	43.1	11.6
Defined Contribution Retirement Plan
The Company also sponsors a defined contribution retirement plan (the “401(k) plan”) covering a majority of its employees. Participation is via automatic enrollment and employees may elect to opt out of the 401(k) plan. Company contributions to the 401(k) plan are based on an employee’s years of service, as well as the percentage of employee contributions. The Company’s cost of the 401(k) plan was $9.9 million in 2022, $8.9 million in 2021 and $7.7 million in 2020.
Deferred Compensation Plan
The Company also provides a deferred compensation plan to certain employees. The deferred compensation plan is a non-qualified, unfunded defined contribution plan, which provides participants with benefits that would have been provided under the 401(k) plan, but could not be provided due to compensation limits for qualified plans under the Internal Revenue Code. At

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
December 31, 2022 and 2021, deferred compensation liabilities of $15.3 million and $16.8 million, respectively, were included on the Consolidated Balance Sheets, primarily within Long-term pension and other post-retirement benefit liabilities.
Multi-Employer Pension Plan
During the year ended December 31, 2021, the Company withdrew from the IAM National Pension Fund, a multi-employer pension plan that provided defined benefits to employees under a U.S. collective bargaining agreement. As a result, the Company incurred a $0.3 million withdrawal charge, which was recognized as a component of Other (income) expense, net on the Consolidated Statements of Operations. The withdrawal liability was settled in full during the year ended December 31, 2021. Following this withdrawal, the Company no longer participates in any multi-employer pension plans.
During the year ended December 31, 2020, the Company withdrew from the Sheet Metal Workers’ National Pension Fund, a multi-employer pension plan that provided defined benefits to employees under a U.S. collective bargaining agreement. As a result, the Company incurred a $2.3 million withdrawal charge, which was recognized as a component of Other (income) expense, net on the Consolidated Statements of Operations. The withdrawal liability was settled in full during the year ended December 31, 2020.
NOTE 12 — COMMITMENTS AND CONTINGENCIES
Financial Commitments
The Company provides indemnifications and other guarantees in the ordinary course of business, the terms of which range in duration and often are not explicitly defined. Specifically, the Company is occasionally required to provide letters of credit and bid and performance bonds to various customers, principally to act as security for retention levels related to casualty insurance policies and to guarantee the performance of subsidiaries that engage in export and domestic transactions. At December 31, 2022, the Company had outstanding performance and financial standby letters of credit, as well as outstanding bid and performance bonds, aggregating to $35.0 million. If any such letters of credit or bonds are called, the Company would be obligated to reimburse the issuer of the letter of credit or bond. The Company believes the likelihood of any currently outstanding letter of credit or bond being called is remote.
The Company has transactions involving the sale of equipment to certain of its customers which include (i) guarantees to repurchase the equipment for a fixed price at a future date and (ii) guarantees to repurchase the equipment from the third-party lender in the event of default by the customer. As of December 31, 2022, both the single year and maximum potential cash payments the Company could be required to make to repurchase equipment under these agreements amounted to $2.0 million. The Company’s risk under these repurchase arrangements would be partially mitigated by the value of the products repurchased as part of the transaction. Historical cash requirements and losses associated with these obligations have not been significant, but could increase if customer defaults exceed current expectations.
The Company has certain lease agreements for facilities owned by affiliates which include provisions requiring the Company to guarantee any remaining lease payments in the event of default. As of December 31, 2022, the total amount of future payments guaranteed under these agreements was approximately $1.2 million. The Company believes the likelihood of defaulting on these leases is remote.
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

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
The following table summarizes the changes in the Company’s warranty liabilities:

(in millions)	2022	2021
Balance at January 1	$9.7	$10.2
Provisions to expense	6.8	6.9
Acquisitions	—	0.4
Payments	(7.2)	(7.7)
Foreign currency translation	—	(0.1)
Balance at December 31	$9.3	$9.7
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

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
Thereafter, the trial court scheduled a fourth consolidated trial involving three firefighter plaintiffs, which began in December-2012. Prior to the start of this trial, the claims of two of the three firefighter plaintiffs were dismissed. On December 17, 2012, the jury entered a complete defense verdict for the Company.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
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
During August 2017, five cases involving 70 firefighter plaintiffs were filed in Lackawanna County, Pennsylvania. These cases involve firefighter plaintiffs who originally filed in Cook County several years ago and were dismissed pursuant to the Company’s forum non conveniens motion.
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
During November 2015, the Company was served with a complaint filed in Union County, New Jersey state court, involving 34 New Jersey firefighters. This case was transferred to federal court in the District of New Jersey. During the period from January through May 2016, eight additional cases were filed in various New Jersey state courts. Most of the firefighters in these cases resided in New Jersey and worked at New Jersey fire departments. During December 2016, a case involving one New Jersey firefighter was filed in the United States District Court of New Jersey. On May 2, 2017, plaintiffs filed a motion to consolidate and bifurcate in the pending federal court case in New Jersey. This motion was similar to bifurcation motions filed by plaintiffs in Pittsburgh, Buffalo and Philadelphia. The Court denied the motion as premature. Pursuant to a petition filed by both parties, all New Jersey state court cases were consolidated for pretrial purposes. Prior to a dismissal of these cases pursuant to the Tolling Agreement, discussed below, there were a total of 61 firefighters involved in cases filed in New Jersey.
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
A second trial involving Pittsburgh firefighters began during January 2018. At the outset of this trial, plaintiffs’ attorneys, who represent all firefighters who have filed cases in Allegheny County, Philadelphia, Buffalo, New Jersey, Massachusetts, and Florida, as described above, requested that the Company consider settlement of various cases. This trial was continued to allow the parties to further discuss possible settlement. During March 2018, the parties agreed in principle on a framework (the “Settlement Framework”) to resolve hearing loss claims and cases in all jurisdictions involved in the hearing loss litigation except in Cook County and Lackawanna County, and excluding one case involving one firefighter in New York City. The firefighters excluded from the Settlement Framework are represented by different attorneys. The Company settled the cases in Lackawanna County and settled the case involving one firefighter in New York City for nominal amounts. Pursuant to the Settlement Framework, the Company would pay $700 to each firefighter who filed a lawsuit and is eligible to be part of the settlement. The Company would pay $300 to each firefighter who has not yet filed a case and is eligible to be part of the settlement. The settlement agreement does not include the payment of any attorney fees by the Company. To be eligible for settlement, among other things, firefighters must provide proof that they have high frequency noise-induced hearing loss. There are approximately 2,160 firefighters whose claims may be considered as part of this settlement, including approximately 921 firefighters who have ongoing filed lawsuits. This Settlement Framework was finalized in a global settlement agreement executed on November 4, 2019. Pursuant to this global settlement agreement, the parties are now in the process of determining how many of the approximately 2,160 firefighters will be eligible to participate in the settlement. In order to minimize the parties’ respective legal costs and expenses during this settlement process, on July 5, 2018, the parties entered into a tolling agreement (the “Tolling Agreement”). Pursuant to the Tolling Agreement, counsel for the settling firefighters agreed to dismiss the pending lawsuits in all jurisdictions except for the Allegheny County (Pittsburgh), Pennsylvania cases, and the Company agreed to a tolling of any statute of limitations applicable to the dismissed cases. The Tolling Agreement continued in place until the parties executed the global settlement agreement on November 4, 2019. After execution of the global settlement agreement, the Allegheny County (Pittsburgh) cases were dismissed. The global settlement agreement requires plaintiffs’ attorneys to withdraw from representing firefighters who elect not to participate in this settlement.
As of December 31, 2022, the Company has recognized an estimated liability for the potential settlement amount under the Settlement Framework. While it is reasonably possible that the ultimate resolution of this matter may result in a loss in excess of the amount accrued, the incremental loss is not expected to be material.
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
NOTE 14 — EARNINGS PER SHARE
The Company computes earnings per share (“EPS”) in accordance with ASC 260, Earnings per Share, which requires that non-vested restricted stock containing non-forfeitable dividend rights should be treated as participating securities pursuant to the two-class method. Under the two-class method, net income is reduced by the amount of dividends declared in the period for common stock and participating securities. The remaining undistributed earnings are then allocated to common stock and participating securities as if all of the net income for the period had been distributed. The amounts of distributed and undistributed earnings allocated to participating securities for the years ended December 31, 2022, 2021 and 2020 were insignificant and did not materially impact the calculation of basic or diluted EPS.

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
For the years ended December 31, 2022, 2021 and 2020, options to purchase 0.3 million, 0.2 million and 0.5 million shares of the Company’s common stock, respectively, had an anti-dilutive effect on EPS, and accordingly, are excluded from the calculation of diluted EPS.
The following table reconciles net income to basic and diluted EPS:

	For the Years Ended December 31,
(in millions, except per share data)	2022	2021	2020
Income from continuing operations	$120.4	$100.6	$96.1
Gain from discontinued operations and disposal, net of tax	—	—	0.1
Net income	$120.4	$100.6	$96.2
Weighted average shares outstanding — Basic	60.5	60.8	60.3
Dilutive effect of common stock equivalents	0.7	1.1	1.4
Weighted average shares outstanding — Diluted	61.2	61.9	61.7
Basic earnings per share:
Earnings from continuing operations	$1.99	$1.65	$1.59
Earnings from discontinued operations and disposal, net of tax	—	—	0.00
Net earnings per share	$1.99	$1.65	$1.59
Diluted earnings per share:
Earnings from continuing operations	$1.97	$1.63	$1.56
Earnings from discontinued operations and disposal, net of tax	—	—	0.00
Net earnings per share	$1.97	$1.63	$1.56
NOTE 15 — STOCK-BASED COMPENSATION
The Company’s stock compensation plan, approved by the Company’s stockholders and administered by the Compensation and Benefits Committee of the Board of Directors of the Company (the “CBC”), provides for the grant of incentive stock options, restricted stock and other stock-based awards or units to key employees and directors. The plan, as amended, authorizes the grant of up to 11.0 million shares or units through April 2030. At December 31, 2022, approximately 5.2 million shares were available for future issuance under the plan.
The total compensation expense related to all grants awarded under the plan was $10.2 million, $7.6 million and $8.4 million, for the years ended December 31, 2022, 2021 and 2020, respectively. The related income tax benefits recognized in earnings were $1.9 million, $1.5 million and $1.7 million for the years ended December 31, 2022, 2021 and 2020, respectively.
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

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
The weighted average fair value of options granted during 2022, 2021 and 2020 was $12.64, $13.54 and $7.86, respectively.
The fair value of each option grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	2022	2021	2020
Expected dividend yield	1.0%	0.8%	1.2%
Expected volatility	32.7%	33.0%	33.0%
Risk-free interest rate	3.0%	1.1%	0.5%
Expected option life in years	6.9	6.4	6.2
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
The following summarizes stock option activity:

	Option Shares			Weighted Average Exercise Price
(in millions, except per share data)	2022	2021	2020	2022	2021	2020
Outstanding, at beginning of year	1.4	2.0	2.3	$23.58	$17.52	$13.87
Granted	0.2	0.2	0.3	35.80	42.84	27.82
Exercised	(0.4)	(0.8)	(0.6)	16.09	12.12	7.85
Canceled or expired	—	—	—	33.89	30.76	26.44
Outstanding, at end of year	1.2	1.4	2.0	$27.40	$23.58	$17.52
Exercisable, at end of year	0.8	1.0	1.5	$23.60	$19.15	$14.37
At December 31, 2022, options that have vested and are expected to vest totaled 1.2 million shares, with a weighted average exercise price of $27.24, and represent the sum of 0.8 million vested (or exercisable) options and 0.4 million options that are expected to vest. Options that are expected to vest are derived by applying the pre-vesting forfeiture rate assumption against outstanding, unvested options as of December 31, 2022.
The following table summarizes information for stock options outstanding as of December 31, 2022 under all plans:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(in millions)	(in years)		(in millions)
$5.01 — 10.00	0.0	0.4	$8.40	0.0	$8.40
10.01 — 15.00	0.1	3.0	12.88	0.1	12.88
15.01 — 20.00	0.1	3.9	16.82	0.1	16.82
20.01 — 25.00	0.2	5.3	23.14	0.2	23.14
25.01 — 30.00	0.4	6.8	27.58	0.3	27.53
30.01 — 35.00	—	0.0	—	—	—
35.01 — 40.00	0.2	9.3	35.80	—	—
40.01 — 45.00	0.2	8.2	42.86	0.1	42.86
	1.2	6.4	$27.40	0.8	$23.60
The aggregate intrinsic value of stock options outstanding and exercisable at December 31, 2022 was $22.8 million and $19.0 million, respectively. The total intrinsic value of stock options exercised was $9.7 million, $22.7 million and $13.9 million for the years ended December 31, 2022, 2021 and 2020, respectively. The related tax benefits were $2.5 million, $5.7 million and $3.3 million for the years ended December 31, 2022, 2021 and 2020, respectively. Cash received from the exercise of stock options was $0.2 million, $4.2 million and $0.6 million for the years ended December 31, 2022, 2021 and 2020, respectively.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
The total compensation expense related to all stock option compensation plans was $2.1 million, $2.0 million and $1.8 million for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, there was $2.8 million of total unrecognized compensation cost related to stock options that is expected to be recognized over the weighted-average period of approximately 1.9 years.
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
The following table summarizes restricted stock activity for the year ended December 31, 2022:

	Number of Restricted Shares	Weighted Average Price per Share
	(in millions)
Outstanding and non-vested, at December 31, 2021	0.2	$32.15
Granted	0.2	35.60
Vested	(0.1)	28.35
Forfeited	—	34.99
Outstanding and non-vested, at December 31, 2022	0.3	$34.93
The total grant-date fair value of restricted stock that vested in the years ended December 31, 2022, 2021 and 2020 was $2.1 million, $1.9 million and $1.7 million, respectively.
The total compensation expense related to all restricted stock compensation plans was $3.8 million, $2.6 million and $2.5 million for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, there was $4.2 million of total unrecognized compensation cost related to restricted stock that is expected to be recognized over the weighted-average period of approximately 1.7 years.
Performance Awards
In each of the three years in the period ended December 31, 2022, the Company granted performance-based restricted stock unit awards (“PSUs”) to certain executives and other non-executive officers. Performance targets associated with PSUs are set annually and approved by the CBC. At the Company’s discretion, actual payment of the awards earned shall be in cash or in common stock of the Company, or in a combination of both. The Company intends to settle all such awards by issuing shares of its common stock. Shares associated with non-vested PSUs do not have voting or dividend rights until issuance. The Company assesses the probability of vesting, based on expected achievement against these performance targets, on a quarterly basis.
The PSUs granted in 2022 have a three-year performance period ending December 31, 2024, in which the Company must achieve a certain cumulative EPS from continuing operations and a certain average return on invested capital (“ROIC”), which are performance conditions per ASC 718, Compensation — Stock Compensation (“ASC 718”). The percentage of shares earned under these two performance conditions may be subject to a further 20% modifier, for a maximum potential payout of 240% of target, determined by comparing the Company’s total stockholder return (“TSR”) over a multi-year performance period, relative to that of the S&P 600 Capital Goods Index. The TSR modifier, which is a market condition under ASC 718, will only apply if the Company’s TSR performance over the performance period is in the top or bottom quartile of the S&P 600 Capital Goods Index. If earned, these shares would vest on December 31, 2024.
The PSUs granted in 2021 have a three-year performance period ending December 31, 2023, in which the Company must achieve a certain cumulative EPS from continuing operations and a certain average ROIC, which are performance conditions per ASC 718. The number of shares of common stock that the Company may issue in connection with the PSUs granted in 2021 can range from 0% to 200% of target. If earned, these shares would vest on December 31, 2023.
The PSUs granted in 2020 had a three-year performance period ending December 31, 2022, in which a certain cumulative EPS from continuing operations and a certain average ROIC was targeted. The number of shares of common stock that the Company may issue in connection with the PSUs granted in 2020 can range from 0% to 200% of target. The PSUs granted in 2020

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
became fully vested on December 31, 2022. Based on the achievement against targets over the three-year performance period, 125% of the target shares were earned. The underlying shares will be issued to participants in the first quarter of 2023.
The cost of PSUs, based on their fair value, is charged to expense over the respective vesting periods, which is the three-year period ended December 31, 2022 for the 2020 grants, the three-year period ended December 31, 2023 for the 2021 grants and the three-year period ended December 31, 2024 for the 2022 grants. The fair value of the PSUs granted in 2021 and 2020 was determined using the closing market price on the date of grant. As the PSUs granted in 2022 contain a market condition, the Company utilized a Monte Carlo simulation model to determine the grant date fair value, using the following assumptions:

	Expected Volatility	Expected Dividend Yield	Risk-Free Interest Rate	Correlation Between TSR for the Company and the S&P 600 Capital Goods Index
Federal Signal Corporation	34.4%	1.0%	2.8%	52.3%
S&P 600 Capital Goods Index	50.5%	n/a	2.8%	n/a
The total grant-date fair value of PSUs that vested in the years ended December 31, 2022, 2021 and 2020 was $4.0 million, $2.6 million and $5.4 million, respectively.
Compensation expense included in the Consolidated Statements of Operations for the PSUs in the years ended December 31, 2022, 2021 and 2020 was $4.3 million, $3.0 million and $4.1 million, respectively. As of December 31, 2022, there was $4.7 million of total unrecognized compensation cost related to PSUs that is expected to be recognized over the weighted-average period of approximately 1.8 years.
The following table summarizes PSU activity for the year ended December 31, 2022:

	Number of PSUs	Weighted Average Price per Share
	(in millions)
Outstanding and non-vested, at December 31, 2021	0.2	$34.87
Granted (a)	0.1	35.82
Vested	(0.1)	28.04
Forfeited	—	37.97
Outstanding and non-vested, at December 31, 2022	0.2	$39.83
(a) Includes the effect of the PSUs granted in 2020 being earned at 125% of target.
NOTE 16 — STOCKHOLDERS’ EQUITY
The Company’s Board of Directors (the “Board”) has the authority to issue 90.0 million shares of common stock at a par value of $1 per share. The holders of common stock (i) may receive dividends subject to all of the rights of the holders of preference stock, (ii) shall be entitled to share ratably upon any liquidation of the Company in the assets of the Company, if any, remaining after payment in full to the holders of preference stock and (iii) receive one vote for each common share held and shall vote together share for share with the holders of voting shares of preference stock as one class for the election of directors and for all other purposes. The Company had 69.5 million and 68.9 million common shares issued as of December 31, 2022 and 2021, respectively. Of those amounts, 60.7 million and 60.9 million common shares were outstanding as of December 31, 2022 and 2021, respectively.
The Board is also authorized to provide for the issuance of 0.8 million shares of preference stock at a par value of $1 per share. The authority of the Board includes, but is not limited to, the determination of the dividend rate, voting rights, conversion and redemption features and liquidation preferences. The Company has not designated or issued any preference stock as of December 31, 2022.
Dividends
The Company declared and paid dividends totaling $21.8 million, $22.0 million and $19.4 million during 2022, 2021 and 2020, respectively.
On February 14, 2023, the Board declared a quarterly cash dividend of $0.09 per common share payable on March 31, 2023 to stockholders of record at the close of business on March 17, 2023.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
Stock Repurchase Program
In March 2020, the Board authorized a stock repurchase program of up to $75.0 million of the Company’s common stock, with the remaining authorization under our previously described repurchase program adopted in November 2014 being subject to the March 2020 program.
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
During the year ended December 31, 2022, the Company repurchased 472,381 shares for a total of $16.1 million under the stock repurchase program. During the year ended December 31, 2021, the Company repurchased 361,804 shares for a total of $15.4 million under the stock repurchase program. During the year ended December 31, 2020, the Company repurchased 498,217 shares for a total of $13.7 million under the stock repurchase program.
Accumulated Other Comprehensive Loss
The following tables summarize the changes in each component of Accumulated other comprehensive loss, net of tax:

(in millions) (a)	Actuarial Losses	Prior Service Costs	Foreign Currency Translation	Interest Rate Swaps	Total
Balance at January 1, 2022	$(67.9)	$(2.4)	$(3.4)	$(0.5)	$(74.2)
Other comprehensive (loss) income before reclassifications	(2.9)	0.3	(12.6)	2.9	(12.3)
Amounts reclassified from accumulated other comprehensive loss	2.2	0.1	—	0.2	2.5
Net current-period other comprehensive (loss) income	(0.7)	0.4	(12.6)	3.1	(9.8)
Balance at December 31, 2022	$(68.6)	$(2.0)	$(16.0)	$2.6	$(84.0)
(a) Amounts in parentheses indicate losses.

(in millions) (a)	Actuarial Losses (b)	Prior Service Costs	Foreign Currency Translation	Interest Rate Swaps	Total
Balance at January 1, 2021	$(88.2)	$(2.6)	$1.3	$(2.2)	$(91.7)
Other comprehensive income (loss) before reclassifications	9.1	—	(4.7)	1.0	5.4
Amounts reclassified from accumulated other comprehensive loss	11.2	0.2	—	0.7	12.1
Net current-period other comprehensive income (loss)	20.3	0.2	(4.7)	1.7	17.5
Balance at December 31, 2021	$(67.9)	$(2.4)	$(3.4)	$(0.5)	$(74.2)
(a)    Amounts in parentheses indicate losses.
(b)     During the year ended December 31, 2021, the Company reclassified $10.3 million of actuarial losses from Accumulated other comprehensive loss to Pension settlement charges on the Consolidated Statements of Operations, in connection with the purchase of a group annuity contract from an insurance company. See Note 11 - Pension and Other Post-Employment Plans for further discussion.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
The following table summarizes the amounts reclassified from Accumulated other comprehensive loss, net of tax, and the affected line item in the Consolidated Statements of Operations:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in Consolidated Statements of Operations
	For the Years Ended December 31,
	2022	2021
	(in millions) (a)
Amortization of actuarial losses of defined benefit pension plans	$(2.9)	$(4.7)	Other (income) expense, net
Recognition of actuarial losses associated with pension settlement	—	(10.3)	Pension settlement charges
Amortization of prior service costs of defined benefit pension plans	(0.1)	(0.2)	Other (income) expense, net
Interest rate swaps	(0.2)	(0.9)	Interest expense
Total before tax	(3.2)	(16.1)
Income tax benefit	0.7	4.0	Income tax expense
Total reclassifications for the period, net of tax	$(2.5)	$(12.1)
(a)    Amount in parentheses indicate expenses on the Consolidated Statements of Operations.
NOTE 17 — SEGMENT INFORMATION
The Company has two reportable segments. Business units are organized under each reportable segment because they share certain characteristics, such as technology, marketing, distribution and product application, which create long-term synergies. The principal activities of the Company’s reportable segments are as follows:
Environmental Solutions — Our Environmental Solutions Group is a leading manufacturer and supplier of a full range of street sweepers, sewer cleaners, industrial vacuum loaders, safe-digging trucks, high-performance waterblasting equipment, road-marking and line-removal equipment, dump truck bodies, trailers, and metal extraction support equipment. The Group manufactures vehicles and equipment in the U.S. and Canada that are sold under the Elgin®, Vactor®, Guzzler®, TRUVAC®, WestechTM, Jetstream®, Mark Rite Lines, Ox Bodies®, Crysteel®, J-Craft®, Duraclass®, Rugby®, Travis®, OSW, NTE, WTB, Ground Force, TowHaul®, Bucks® and Switch-N-Go® brand names. Product offerings also include certain products manufactured by other companies, such as refuse and recycling collection vehicles, camera systems, ice resurfacing equipment and snow-removal equipment. Products are sold to both municipal and industrial customers either through a dealer network or direct sales to service customers generally depending on the type and geographic location of the customer. In addition to vehicle and equipment sales, the Group also engages in the sale of parts, service and repair, equipment rentals and training as part of a comprehensive aftermarket offering to its current and potential customers through its service centers located across North America. Our Environmental Solutions Group includes the aggregated results of two operating segments, including TBEI.
In addition, as discussed in Note 2 – Acquisitions, the Company completed the acquisition of substantially all of the assets and operations of TowHaul during the year ended December 31, 2022. The assets and liabilities of TowHaul have been consolidated into the Consolidated Balance Sheet as of December 31, 2022, while the post-acquisition results of operations of TowHaul have been included in the Consolidated Statements of Operations subsequent to their respective closing dates, within the Environmental Solutions Group.
Safety and Security Systems — Our Safety and Security Systems Group is a leading manufacturer and supplier of comprehensive systems and products that law enforcement, fire rescue, emergency medical services, campuses, military facilities and industrial sites use to protect people and property. Offerings include systems for community alerting, emergency vehicles, first responder interoperable communications and industrial communications. Specific products include public safety equipment, such as vehicle lightbars and sirens, industrial signaling equipment, public warning systems and general alarm/public address systems. Products are sold under the Federal SignalTM, Federal Signal VAMA®, and Victor® brand names. The Group operates manufacturing facilities in the U.S., Spain, the U.K., and South Africa.
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

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
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
Revenues attributed to customers located outside of the U.S. aggregated to $285.0 million in 2022, $286.4 million in 2021 and $258.6 million in 2020, of which sales exported from the U.S. aggregated to $88.8 million, $77.0 million and $69.7 million, respectively.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
The following table summarizes the Company’s continuing operations by segment, including net sales, operating income, depreciation and amortization, total assets and capital expenditures:

	For the Years Ended December 31,
(in millions)	2022	2021	2020
Net sales:
Environmental Solutions	$1,190.6	$1,004.0	$915.8
Safety and Security Systems	244.2	209.2	215.0
Total net sales	$1,434.8	$1,213.2	$1,130.8
Operating income:
Environmental Solutions	$144.5	$120.5	$124.3
Safety and Security Systems	40.8	32.7	35.5
Corporate and eliminations	(24.5)	(22.5)	(28.4)
Total operating income	160.8	130.7	131.4
Interest expense	10.3	4.5	5.7
Debt settlement charges	0.1	—	—
Pension settlement charges	—	10.3	—
Other (income) expense, net	(0.5)	(1.7)	1.1
Income before income taxes	$150.9	$117.6	$124.6

Depreciation and amortization:
Environmental Solutions	$50.3	$46.7	$41.3
Safety and Security Systems	4.2	3.6	3.4
Corporate	0.2	0.1	0.1
Total depreciation and amortization	$54.7	$50.4	$44.8

Total assets:
Environmental Solutions	$1,206.4	$1,098.2	$926.8
Safety and Security Systems	279.3	226.9	225.5
Corporate and eliminations	38.6	41.0	56.3
Total assets of continuing operations	1,524.3	1,366.1	1,208.6
Total assets of discontinued operations	—	—	0.2
Total assets	$1,524.3	$1,366.1	$1,208.8

Capital expenditures:
Environmental Solutions	$19.4	$34.3	$24.4
Safety and Security Systems	32.4	2.8	4.1
Corporate	1.2	0.3	1.2
Total capital expenditures	$53.0	$37.4	$29.7
The following table summarizes net sales by geographic region based on the location of the end-customer:

	For the Years Ended December 31,
(in millions)	2022	2021	2020
Net sales:
U.S.	$1,149.8	$926.8	$872.2
Canada	175.3	192.4	160.5
Europe/Other	109.7	94.0	98.1
Total net sales	$1,434.8	$1,213.2	$1,130.8

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
The following table summarizes long-lived assets by geographic region based on the location of the Company’s subsidiaries:

(in millions)	2022	2021	2020
Long-lived assets:
U.S.	$249.4	$219.9	$177.4
Canada	59.1	56.3	60.4
Europe/Other	4.6	3.9	4.3
Total long-lived assets	$313.1	$280.1	$242.1
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
Contingent Consideration
As further described in Note 2 – Acquisitions, the Company has a contingent obligation to transfer up to $7.5 million to the former owners of Deist if specified financial results are met over future reporting periods (i.e., an earn-out). The acquisition of Mark Rite Lines Equipment Company, Inc. (“MRL”) was completed on July 1, 2019. The contingent earn-out payment, if earned, would be due to be paid following the third anniversary of the closing of the respective acquisition. The MRL earn-out period ended on July 1, 2022 and the associated earn-out payment is expected to be settled during the first half of 2023.
Liabilities for contingent consideration are measured at fair value each reporting period, with the acquisition-date fair value included as part of the consideration transferred. Subsequent changes in fair value are included as a component of Acquisition and integration-related (benefits) expenses on the Consolidated Statements of Operations.

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
The following tables summarize the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2022 and 2021:

	Fair Value Measurement at December 31, 2022 Using
(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$0.2	$—	$—	$0.2
Liabilities:
Contingent consideration	—	—	2.7	2.7
Interest rate swaps	—	0.3	—	0.3

	Fair Value Measurement at December 31, 2021 Using
(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$0.1	$—	$—	$0.1
Liabilities:
Contingent consideration	—	—	2.7	2.7
Interest rate swaps	—	0.7	—	0.7
The following table provides a roll-forward of the fair value of recurring Level 3 fair value measurements for the years ended December 31, 2022 and 2021:

(in millions)	2022	2021
Contingent consideration liability, at January 1	$2.7	$4.2
Issuance of contingent consideration in connection with acquisitions	—	2.0
Total gains included in earnings (a)	—	(3.5)
Contingent consideration liability, at December 31	$2.7	$2.7
(a)    Included as a component of Acquisition and integration-related (benefits) expenses on the Consolidated Statements of Operations.
NOTE 19 — SUBSEQUENT EVENTS
Acquisition of Blasters
On January 3, 2023, the Company completed the acquisition of substantially all the assets and operations of Blasters, Inc. and Blasters Technologies, LLC (collectively, “Blasters”) for an initial purchase price of $13.4 million. In addition, there is a contingent earn-out payment of up to $8.0 million. The initial purchase price, which is subject to certain post-closing adjustments, was funded through existing cash and borrowings under the Company’s revolving credit facility.
Blasters is a leading U.S. manufacturer of truck-mounted waterblasting equipment. The Company expects that the Blasters acquisition will further bolster its position as an industry leading diversified industrial manufacturer of specialized vehicles for maintenance and infrastructure markets with leading brands of premium, value-adding products, and a strong supporting aftermarket platform.
The preliminary purchase price allocation has not been completed at this time due to the proximity of the date of acquisition to the date of issuance of the condensed consolidated financial statements. The post-acquisition operating results of Blasters are expected to be included within the Environmental Solutions Group.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
Acquisition of Trackless
On February 23, 2023, the Company announced the signing of a definitive agreement to acquire substantially all the assets and operations of Trackless Vehicles Limited and Trackless Vehicles Asset Corp, including the wholly-owned subsidiary Work Equipment Ltd. (collectively, “Trackless”). The transaction includes an initial purchase price of C$54.0 million (approximately $40.0 million), subject to closing adjustments. In addition, there is a contingent earn-out payment of up to C$6.0 million (approximately $4.4 million), based upon the achievement of certain financial targets over a specified performance period.
Trackless is a leading Canadian manufacturer of multi-purpose, off-road municipal tractors and attachments.
The Company currently expects to complete the transaction during the second quarter of 2023, subject to customary closing conditions.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
(a)Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act Rule 13a-15(e)) as of December 31, 2022.
Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2022.
(b)Management’s Annual Report on Internal Control over Financial Reporting and Attestation Report of the Registered Public Accounting Firm
The Company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on the assessment, management concluded that, as of December 31, 2022, the Company’s internal control over financial reporting is effective.
During the year ended December 31, 2022, the Company completed the acquisition of substantially all the assets and operations of TowHaul, as discussed in Note 2 – Acquisitions to the accompanying consolidated financial statements. Management has excluded the internal controls over financial reporting for the acquired operations from its assessment of the effectiveness of internal controls over financial reporting as of December 31, 2022. TowHaul’s net sales and total assets (excluding goodwill and intangible assets, which were integrated into the Company’s control environment) represent approximately 1% of the consolidated financial statement amounts as of, and for the year ended, December 31, 2022.
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
Item 9B.  Other Information.
On February 23, 2023, the Company announced the signing of a definitive agreement to acquire substantially all the assets and operations of Trackless. The parties are aiming to complete the transaction during the second quarter of 2023, subject to customary closing conditions. A copy of the related press release is furnished herewith as Exhibit 99.3 to this Form 10-K.
On March 1, 2023, the Company issued a press release announcing its financial results for the three months and year ended December 31, 2022. The presentation slides for the 2022 fourth quarter earnings call were also posted on the Company’s website at that time. The full text of the press release and earnings presentation is included as Exhibits 99.1 and 99.2, respectively, to this Form 10-K.
Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10.  Directors, Executive Officers and Corporate Governance.
A list of our executive officers and biographical information appears in Item 1 of Part I of this Form 10-K. Information regarding directors and nominees for directors is set forth in the Company’s definitive proxy statement for its 2023 Annual Meeting of Stockholders and is incorporated herein by reference.
Information regarding the (i) Audit Committee, (ii) Governance and Sustainability Committee and (iii) Compensation and Benefits Committee of the Company’s Board of Directors is set forth in the Company’s 2023 definitive proxy statement under the caption “Information Concerning the Board” and is incorporated herein by reference.
The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer and principal accounting officer. This code of ethics and the Company’s corporate governance policies are posted on the Company’s website at www.federalsignal.com. The Company intends to satisfy its disclosure requirements regarding amendments to or waivers from its code of ethics by posting such information on this website. The charters of the (i) Audit Committee, (ii) Governance and Sustainability Committee and (iii) Compensation and Benefits Committee of the Company’s Board of Directors are available on the Company’s website and are also available in print free of charge.
Item 11.  Executive Compensation.
The information contained under the captions “Information Concerning the Board”, “Compensation Committee Interlocks and Insider Participation”, “Compensation Discussion and Analysis”, “Compensation and Benefits Committee Report” and “Executive Compensation” of the Company’s 2023 definitive proxy statement is incorporated herein by reference.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information regarding security ownership of (i) certain beneficial owners, (ii) all directors and nominees, (iii) named executive officers and (iv) directors and executive officers as a group is set forth in the Company’s 2023 definitive proxy statement under the caption “Ownership of Our Common Stock” and is incorporated herein by reference. Information regarding our equity compensation plans is set forth in the Company’s 2023 definitive proxy statement under the caption “Equity Compensation Plan Information” and is incorporated herein by reference.
Item 13.  Certain Relationships and Related Transactions, and Director Independence.
Information regarding certain relationships is hereby incorporated by reference from the Company’s 2023 definitive proxy statement under the headings “Information Concerning the Board” and “Certain Relationships and Related Party Transactions.”
Item 14.  Principal Accountant Fees and Services.
Information regarding principal accountant fees and services is incorporated by reference from the Company’s 2023 definitive proxy statement under the heading “Independent Registered Public Accounting Firm Fees and Services.”

PART IV
Item 15.  Exhibits, Financial Statement Schedules.
1.Financial Statements
The following consolidated financial statements of the Company and the “Report of the Independent Registered Public Accounting Firm” contained under Item 8 of Part II this Form 10-K are incorporated herein by reference:
(a)Consolidated Statements of Operations for the Years Ended December 31, 2022, 2021 and 2020;
(b)Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2022, 2021 and 2020;
(c)Consolidated Balance Sheets as of December 31, 2022 and 2021;
(d)Consolidated Statements of Cash Flows for the Years Ended December 31, 2022, 2021 and 2020;
(e)Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2022, 2021 and 2020; and
(f)Notes to Consolidated Financial Statements.
2.Financial Statement Schedules
All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore, have been omitted.
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

y.
Asset Purchase Agreement, dated as of February 29, 2016, by and among Vactor Manufacturing Inc., the Company, Joe Johnson Equipment (USA) Inc. and the Shareholders of Seller named therein. Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed March 3, 2016.

z. *	Short Term Incentive Bonus Plan. Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended March 31, 2016.
aa. *	Form of Restricted Stock Unit and Dividend Equivalent – Award Agreement (Directors). Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended March 31, 2016.
bb.
Joint Issues and Reverse Earn Out Payment Agreement, dated as of June 3, 2016, by and among the Company, FST Canada Inc., Joe Johnson Equipment LLC, Vactor Manufacturing Inc., Joe Johnson Equipment Inc., JJE Limited Partnership, Joe Johnson Equipment (USA) Inc., and the Shareholders of Seller named therein. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed June 3, 2016.

cc. *
Separation Agreement and General Release, effective January 8, 2017, by and among Dennis J. Martin and Federal Signal Corporation. Incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed January 11, 2017.

dd. *
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

hh. *	Employment Letter executed December 15, 2017, between Federal Signal Corporation and Mark D. Weber. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed December 19, 2017.
ii.*	Form of Nonqualified Stock Option Award Agreement. Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2018.
jj.*	Form of Performance Share Unit Award Agreement - Non-U.S. Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2018.
kk.*	Form of Performance Share Unit Award Agreement - U.S. Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended June 30, 2018.
ll.*	Form of Restricted Stock Award Agreement - U.S. Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended June 30, 2018.
mm.*	Form of Restricted Stock Unit Award Agreement - Non-U.S. Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended June 30, 2018.
nn.
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

oo.*
Fourth Amendment to Federal Signal Corporation Savings Restoration Plan, effective as of March 31, 2016. Incorporated by reference to Exhibit 10.zz to the Company’s Form 10-K for the year ended December 31, 2019.

pp.*
Fifth Amendment to Federal Signal Corporation Savings Restoration Plan, effective as of January 1, 2018. Incorporated by reference to Exhibit 10.aaa to the Company’s Form 10-K for the year ended December 31, 2019.

qq.*
Sixth Amendment to Federal Signal Corporation Savings Restoration Plan, effective as of January 1, 2019. Incorporated by reference to Exhibit 10.bbb to the Company’s Form 10-K for the year ended December 31, 2019.

rr.*
Seventh Amendment to Federal Signal Corporation Savings Restoration Plan, effective as of January 1, 2020. Incorporated by reference to Exhibit 10.ccc to the Company’s Form 10-K for the year ended December 31, 2019.

ss.*
Second Amendment to the Federal Signal Corporation 2015 Executive Incentive Compensation Plan Incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement filed on Schedule 14A filed on March 17, 2021.

tt.*
Eighth Amendment to Federal Signal Corporation Savings Restoration Plan, effective as of January 1, 2021. Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the period ended September 30, 2021.

	uu.	Purchase and Sale Agreement, dated as of September 22, 2021. Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the period ended September 30, 2021.
vv.
First Amendment to Second Amended and Restated Credit Agreement, dated as of December 23, 2021, by and among the Company, and certain of its foreign subsidiaries, as Borrowers, Wells Fargo Bank, National Association, as administrative agent, swingline lender and issuing lender, JPMorgan Chase Bank, as syndication agent, KeyBank National Association, PNC Bank, National Association and SunTrust Bank, as documentation agents, Wells Fargo Securities, LLC and JP Morgan Chase Bank, N.A., as joint lead arrangers and joint bookrunners, and the other parties thereto. Incorporated by reference to Exhibit 10.vv to the Company’s Form 10-K for the year ended December 31, 2021.

	ww.	Purchase and Sale Agreement, dated as of February 1, 2022. Incorporated by reference to Exhibit 10.ww. to the Company’s Form 10-K for the year ended December 31, 2021.
xx.*
Federal Signal Corporation Retirement Savings Plan, as amended and restated effective as of January 1, 2020. Incorporated by reference to Exhibit 10.xx. to the Company’s Form 10-K for the year ended December 31, 2021.

yy.*
First Amendment to the Federal Signal Corporation Retirement Savings Plan, as amended and restated as of January 1, 2020. Incorporated by reference to Exhibit 10.yy. to the Company’s Form 10-K for the year ended December 31, 2021.

zz.*
Second Amendment to the Federal Signal Corporation Retirement Savings Plan, as amended and restated as of January 1, 2020. Incorporated by reference to Exhibit 10.zz. to the Company’s Form 10-K for the year ended December 31, 2021.

aaa.*
Employment Letter dated as of January 31, 2022, by and between the Company and Diane I. Bonina. Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the period ended March 31, 2022.

	bbb.*	Form of Performance Share Unit Award Agreement - U.S. Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the period ended June 30, 2022.
	ccc.*	Form of Performance Share Unit Award Agreement - Non-U.S. Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the period ended June 30, 2022.
ddd.
Second Amendment to Second Amended and Restated Credit Agreement, dated as of April 19, 2022, among the Company, and certain of its foreign subsidiaries, as Borrowers, each of the Lenders and Wells Fargo Bank, National Association, as administrative agent. Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the period ended June 30, 2022.

eee.*
Separation Agreement, effective September 12, 2022, by and between Daniel A. DuPré and Federal Signal Corporation. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed September 13, 2022.

fff.
Third Amended and Restated Credit Agreement as of October 21, 2022, by and among the Company and certain of its foreign subsidiaries, as Borrowers, the Lenders referred to therein, as Lenders, Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender, PNC Bank, National Association and Truist Bank as Syndication Agents, JPMorgan Chase Bank, N.A. and The Toronto Dominion Bank, New York Branch as Documentation Agents, and Wells Fargo Securities, LLC, PNC Capital Markets LLC and Truist Securities, Inc. as Joint Lead Arrangers and Joint Bookrunners. Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the period ended September 30, 2022.

	ggg.*	Third Amendment to the Federal Signal Corporation Retirement Savings Plan, dated December 23, 2022.
	hhh.*	Fourth Amendment to the Federal Signal Corporation Retirement Savings Plan, dated December 29, 2022.
14.		Code of Ethics for Chief Executive Officer and Senior Financial Officers, as amended. Incorporated by reference to Exhibit 14 to the Company’s Form 10-K for the year ended December 31, 2003.
21.		Subsidiaries of the Registrant.
23.		Consent of Independent Registered Public Accounting Firm.
31.1		CEO Certification under Section 302 of the Sarbanes-Oxley Act.
31.2		CFO Certification under Section 302 of the Sarbanes-Oxley Act.

32.1	CEO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act.
32.2	CFO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act.
99.1	Fourth Quarter Financial Results Press Release dated March 1, 2023.
99.2	Fourth Quarter Earnings Call Presentation Slides.
99.3	Federal Signal Corporation Press Release, dated February 23, 2023
101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
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
Jennifer L. Sherman
President and Chief Executive Officer (Principal Executive Officer)
Date: March 1, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated, as of March 1, 2023.

/s/ Jennifer L. Sherman	President, Chief Executive Officer and Director (Principal Executive Officer)
Jennifer L. Sherman

/s/ Ian A. Hudson	Senior Vice President, Chief Financial Officer (Principal Financial Officer)
Ian A. Hudson

/s/ Lauren B. Elting	Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)
Lauren B. Elting

/s/ Dennis J. Martin	Chairman and Director
Dennis J. Martin

/s/ Eugene J. Lowe, III	Director
Eugene J. Lowe, III

/s/ Bill Owens	Director
Bill Owens

/s/ Shashank Patel	Director
Shashank Patel

/s/ Brenda L. Reichelderfer	Director
Brenda L. Reichelderfer

/s/ John L. Workman	Director
John L. Workman