Form 10-Q
period 2023-06-30
FEDERAL SIGNAL CORP /DE/
filed 2023-07-27
CIK 277509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of June 30, 2023, the number of shares outstanding of the registrant’s common stock was 60,992,684.

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

PART I. FINANCIAL INFORMATION
Item 1.     Financial Statements (Unaudited).
FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2023	2022	2023	2022
Net sales	$442.4	$366.7	$827.9	$696.9
Cost of sales	325.1	276.9	614.8	531.4
Gross profit	117.3	89.8	213.1	165.5
Selling, engineering, general and administrative expenses	53.4	42.1	105.4	85.7
Amortization expense	3.9	3.2	7.5	6.5
Acquisition and integration-related expenses (benefits)	0.6	(1.7)	1.3	(1.4)
Operating income	59.4	46.2	98.9	74.7
Interest expense	5.6	1.9	10.3	3.2
Other expense (income), net	1.1	(0.3)	1.2	(0.7)
Income before income taxes	52.7	44.6	87.4	72.2
Income tax expense	12.4	11.1	19.7	18.2
Net income	$40.3	$33.5	$67.7	$54.0
Earnings per share:
Basic	$0.66	$0.55	$1.12	$0.89
Diluted	0.66	0.55	1.10	0.88
Weighted average common shares outstanding:
Basic	60.7	60.4	60.7	60.6
Diluted	61.4	60.9	61.4	61.1
See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Net income	$40.3	$33.5	$67.7	$54.0
Other comprehensive income (loss):
Change in foreign currency translation adjustment	3.2	(8.6)	4.7	(10.2)
Change in unrecognized net actuarial loss and prior service cost related to pension benefit plans, net of income tax expense of $0.0, $0.1, $0.0,and $0.5 respectively	(0.1)	2.1	(0.1)	3.1
Change in unrealized gain or loss on interest rate swaps, net of income tax expense (benefit) of $0.2, $0.1, $(0.1) and $0.8, respectively	0.6	0.2	(0.3)	2.3
Total other comprehensive income (loss)	3.7	(6.3)	4.3	(4.8)
Comprehensive income	$44.0	$27.2	$72.0	$49.2
See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2023	December 31, 2022
(in millions, except per share data)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$48.8	$47.5
Accounts receivable, net of allowances for doubtful accounts of $2.8 and $2.5, respectively	193.4	173.8
Inventories	339.4	292.7
Prepaid expenses and other current assets	24.4	17.4
Total current assets	606.0	531.4
Properties and equipment, net of accumulated depreciation of $167.2 and $156.4, respectively	189.1	179.3
Rental equipment, net of accumulated depreciation of $49.0 and $45.4, respectively	129.8	109.1
Operating lease right-of-use assets	25.1	24.7
Goodwill	475.4	453.4
Intangible assets, net of accumulated amortization of $63.0 and $55.4, respectively	216.7	208.2
Deferred tax assets	8.4	8.8
Other long-term assets	10.2	9.4
Total assets	$1,660.7	$1,524.3
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term borrowings and finance lease obligations	$3.1	$1.5
Accounts payable	86.7	72.4
Customer deposits	26.6	25.4
Accrued liabilities:
Compensation and withholding taxes	30.2	31.1
Current operating lease liabilities	7.8	6.9
Other current liabilities	44.0	43.2
Total current liabilities	198.4	180.5
Long-term borrowings and finance lease obligations	406.1	361.5
Long-term operating lease liabilities	18.3	18.5
Long-term pension and other postretirement benefit liabilities	40.3	38.9
Deferred tax liabilities	52.6	51.0
Other long-term liabilities	21.1	13.0
Total liabilities	736.8	663.4
Stockholders’ equity:
Common stock, $1 par value per share, 90.0 shares authorized, 69.9 and 69.5 shares issued, respectively	69.9	69.5
Capital in excess of par value	280.9	271.8
Retained earnings	838.3	782.2
Treasury stock, at cost, 8.9 and 8.8 shares, respectively	(185.5)	(178.6)
Accumulated other comprehensive loss	(79.7)	(84.0)
Total stockholders’ equity	923.9	860.9
Total liabilities and stockholders’ equity	$1,660.7	$1,524.3
See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
(in millions)	2023	2022
Operating activities:
Net income	$67.7	$54.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29.8	27.1
Stock-based compensation expense	5.8	5.4
Changes in fair value of contingent consideration	(0.2)	—
Amortization of interest rate swap settlement gain	(1.2)	—
Deferred income taxes	2.2	3.2
Changes in operating assets and liabilities	(61.1)	(67.3)
Net cash provided by operating activities	43.0	22.4
Investing activities:
Purchases of properties and equipment	(15.7)	(41.5)
Payments for acquisition-related activity, net of cash acquired	(56.0)	(5.9)
Other, net	0.3	1.4
Net cash used for investing activities	(71.4)	(46.0)
Financing activities:
Increase in revolving lines of credit, net	44.7	44.1
Purchases of treasury stock	—	(16.1)
Redemptions of common stock to satisfy withholding taxes related to stock-based compensation	(5.4)	(2.5)
Payments for acquisition-related activity	(0.5)	—
Cash dividends paid to stockholders	(11.6)	(10.9)
Proceeds from stock-based compensation activity	2.0	0.1
Other, net	—	0.2
Net cash provided by financing activities	29.2	14.9
Effects of foreign exchange rate changes on cash and cash equivalents	0.5	(0.6)
Increase (decrease) in cash and cash equivalents	1.3	(9.3)
Cash and cash equivalents at beginning of year	47.5	40.5
Cash and cash equivalents at end of period	$48.8	$31.2
See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Three Months Ended June 30, 2023
(in millions)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at April 1, 2023	$69.7	$274.7	$804.1	$(183.1)	$(83.4)	$882.0
Net income			40.3			40.3
Total other comprehensive income					3.7	3.7
Cash dividends declared ($0.10 per share)			(6.1)			(6.1)
Stock-based payments:
Stock-based compensation		3.1				3.1
Stock option exercises and other	0.2	3.1		(2.4)		0.9
Balance at June 30, 2023	$69.9	$280.9	$838.3	$(185.5)	$(79.7)	$923.9

	Three Months Ended June 30, 2022
(in millions)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at April 1, 2022	$69.1	$259.3	$698.6	$(166.5)	$(72.7)	$787.8
Net income			33.5			33.5
Total other comprehensive loss					(6.3)	(6.3)
Cash dividends declared ($0.09 per share)			(5.4)			(5.4)
Stock-based payments:
Stock-based compensation		2.3				2.3
Stock option exercises and other	0.1	0.8		(1.2)		(0.3)
Stock repurchase program				(2.5)		(2.5)
Balance at June 30, 2022	$69.2	$262.4	$726.7	$(170.2)	$(79.0)	$809.1

	Six Months Ended June 30, 2023
(in millions)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2023	$69.5	$271.8	$782.2	$(178.6)	$(84.0)	$860.9
Net income			67.7			67.7
Total other comprehensive income					4.3	4.3
Cash dividends declared ($0.19 per share)			(11.6)			(11.6)
Stock-based payments:
Stock-based compensation		5.1				5.1
Stock option exercises and other	0.3	4.1		(3.6)		0.8
Performance share unit transactions	0.1	(0.1)		(3.3)		(3.3)
Balance at June 30, 2023	$69.9	$280.9	$838.3	$(185.5)	$(79.7)	$923.9

	Six Months Ended June 30, 2022
(in millions)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2022	$68.9	$256.7	$683.6	$(151.0)	$(74.2)	$784.0
Net income			54.0			54.0
Total other comprehensive loss					(4.8)	(4.8)
Cash dividends declared ($0.18 per share)			(10.9)			(10.9)
Stock-based payments:
Stock-based compensation		4.7				4.7
Stock option exercises and other	0.2	1.1		(1.8)		(0.5)
Performance share unit transactions	0.1	(0.1)		(1.3)		(1.3)
Stock repurchase program				(16.1)		(16.1)
Balance at June 30, 2022	$69.2	$262.4	$726.7	$(170.2)	$(79.0)	$809.1

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

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
NOTE 2 – ACQUISITIONS
Acquisitions Completed in 2023
Acquisition of Trackless
On April 3, 2023, the Company completed the acquisition of substantially all the assets and operations of Trackless Vehicles Limited and Trackless Vehicles Asset Corp, including the wholly-owned subsidiary Work Equipment Ltd. (collectively, “Trackless”), a leading Canadian manufacturer of multi-purpose, off-road multi-purpose tractors and attachments. The Company expects that the Trackless acquisition will further bolster its position as an industry leading diversified industrial manufacturer of specialized vehicles for maintenance and infrastructure markets with leading brands of premium, value-adding products, and a strong supporting aftermarket platform.
The assets and liabilities of Trackless have been consolidated into the Company’s Condensed Consolidated Balance Sheet as of June 30, 2023, and the post-acquisition results of operations have been included in the Condensed Consolidated Statements of Operations, within the Environmental Solutions Group.
The initial cash consideration paid by the Company to acquire Trackless was C$57.3 million (approximately $42.6 million), inclusive of certain preliminary closing adjustments, and was funded through existing cash and borrowings under the Company’s credit agreement. In addition, there is a contingent earn-out payment of up to C$6.0 million (approximately $4.5 million), based upon the achievement of certain financial targets over a specified performance period. Any additional closing adjustments are expected to be finalized before the end of 2023.
The acquisition is being accounted for in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations. Accordingly, the total purchase price has been allocated on a preliminary basis to assets acquired and liabilities assumed in connection with the acquisition based on their estimated fair values as of the completion of the acquisition. A single estimate of fair value results from a complex series of judgments about future events and uncertainties and relies heavily on estimates and assumptions. The Company’s judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact the Company’s results of operations. Due to the proximity of the date of acquisition to the date of issuance of the condensed consolidated financial statements, the Company’s purchase price allocation as of June 30, 2023 reflects various provisional estimates that were based on the information that was available as of the acquisition date and the filing date of this Form 10-Q. The Company believes that information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed; however, the determination of those fair values is not yet finalized. Thus, the preliminary measurements of fair value set forth in the table below are subject to change during the measurement period as valuations are finalized. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practicable.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
The following table summarizes the preliminary fair value of assets acquired and liabilities assumed as of the acquisition date:

(in millions)
Purchase price, inclusive of preliminary closing adjustments	$42.6
Estimated fair value of additional consideration (a)	4.5
Total consideration	47.1

Accounts receivable	4.7
Inventories	14.3
Prepaid expenses and other current assets	0.1
Rental equipment	1.6
Properties and equipment	4.4
Customer relationships (b)	10.5
Trade names (c)	2.8
Other intangible assets	1.3
Accounts payable	(1.5)
Accrued liabilities	(0.5)
Net assets acquired	37.7

Goodwill (d)	$9.4
(a)    Represents the preliminary estimated fair value of the contingent earn-out payment as of the acquisition date, which is included in Other long-term liabilities on the Condensed Consolidated Balance Sheets. See Note 13 – Fair Value Measurements for discussion of the methodology used to determine the fair value of the contingent earn-out payment.
(b)    Represents the preliminary fair value assigned to customer relationships, which are considered to be definite-lived intangible assets, with a preliminary estimated useful life of approximately 12 years.
(c)    Represents the preliminary fair value assigned to trade names, which are considered to be indefinite-lived intangible assets.
(d)    Goodwill, which is primarily tax-deductible, has been allocated to the Environmental Solutions Group on the basis that the synergies identified will primarily benefit this segment.
In the period between the April 3, 2023 closing date and June 30, 2023, Trackless generated $10.9 million of net sales and $2.7 million of operating income, before elimination of intercompany transactions. The acquisition was not, and would not have been, material to the Company’s net sales or results of operations for the three and six months ended June 30, 2022. Accordingly, the Company’s consolidated results do not differ materially from historical performance as a result of the acquisition, and therefore, unaudited pro-forma results are not presented.
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
The assets and liabilities of Blasters have been consolidated into the Company’s Condensed Consolidated Balance Sheet as of June 30, 2023, and the post-acquisition results of operations have been included in the Condensed Consolidated Statements of Operations, within the Environmental Solutions Group.
The initial cash consideration paid by the Company to acquire Blasters was $13.2 million, inclusive of certain closing adjustments, of which $0.2 million was received in July 2023. In addition, there is a contingent earn-out payment of up to $8.0 million, based upon the achievement of certain financial targets over a specified performance period. The purchase price was funded through existing cash and borrowings under the Company’s credit agreement.
The acquisition is being accounted for in accordance with ASC 805, Business Combinations. The Company’s purchase price allocation as of June 30, 2023 reflects various provisional estimates that were based on the information that was available as of the acquisition date and the filing date of this Form 10-Q. The Company believes that information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed; however, the determination of those fair values is not yet finalized. Thus, the preliminary measurements of fair value set forth in the table below are subject to change during the

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
measurement period as valuations are finalized. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practicable.
The following table summarizes the preliminary fair value of assets acquired and liabilities assumed as of the acquisition date:

(in millions)
Purchase price, inclusive of closing adjustments	$13.2
Estimated fair value of additional consideration (a)	4.0
Total consideration	17.2

Accounts receivable	0.7
Inventories	4.6
Prepaid expenses and other current assets	0.1
Properties and equipment	1.1
Operating lease right-of-use assets (b)	1.1
Customer relationships (c)	5.3
Trade names (d)	2.6
Other intangible assets	0.3
Operating lease liabilities (b)	(1.1)
Accounts payable	(0.9)
Accrued liabilities	(0.3)
Customer deposits	(0.5)
Finance lease obligations	(0.1)
Net assets acquired	12.9

Goodwill (e)	$4.3
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
In the period between the January 3, 2023 closing date and June 30, 2023, Blasters generated $10.3 million of net sales and $1.0 million of operating income. The acquisition was not, and would not have been, material to the Company’s net sales or results of operations for the three and six months ended June 30, 2022. Accordingly, the Company’s consolidated results do not differ materially from historical performance as a result of the acquisition, and therefore, unaudited pro-forma results are not presented.
Acquisitions Completed in 2022
On October 3, 2022, the Company completed the acquisition of substantially all the assets and operations of TowHaul
Corporation (“TowHaul”). TowHaul is a leading manufacturer of off-road towing and hauling equipment. The TowHaul acquisition bolstered the Company’s position as an industry leading diversified industrial manufacturer of specialized vehicles for maintenance and infrastructure markets with leading brands of premium, value-adding products, and a strong supporting aftermarket platform.

The cash consideration paid by the Company to acquire TowHaul was $43.3 million, which was funded through existing cash and borrowings under the Company’s credit facility.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
The acquisition is being accounted for in accordance with ASC 805, Business Combinations. The Company’s purchase price allocation as of June 30, 2023 reflects various provisional estimates that were based on the information that was available as of the acquisition date and the filing date of this Form 10-Q. The Company believes that information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed; however, the determination of those fair values is not yet finalized. Thus, the preliminary measurements of fair value set forth in the table below are subject to change during the measurement period as valuations are finalized. During the three months ended June 30, 2023, the Company recognized measurement period adjustments, which primarily resulted from obtaining a third-party valuation of acquired intangible assets, that resulted in a $7.2 million increase to the carrying value of Goodwill from the $12.9 million previously recorded as of December 31, 2022, with a corresponding reduction in the carrying value of acquired intangible assets. The measurement period adjustments did not have a material impact on the Company’s Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2023. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practicable.
The following table summarizes the preliminary fair value of assets acquired and liabilities assumed as of the acquisition date:

(in millions)
Purchase price, inclusive of closing adjustments	$43.3
Total consideration	43.3

Accounts receivable	1.5
Inventories	4.7
Properties and equipment	6.4
Customer relationships (a)	6.9
Trade names (b)	5.7
Other intangible assets	1.0
Accounts payable	(0.1)
Accrued liabilities	(0.5)
Customer deposits	(2.4)
Net assets acquired	23.2

Goodwill (c)	$20.1
(a)    Represents the preliminary fair value assigned to customer relationships, which are considered to be definite-lived intangible assets, with a preliminary estimated useful life of approximately 6 years.
(b)    Represents the preliminary fair value assigned to trade names, which are considered to be indefinite-lived intangible assets.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
NOTE 3 – REVENUE RECOGNITION
The following table presents the Company’s Net sales disaggregated by geographic region, based on the location of the end customer, and by major product line:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Geographic Region:
U.S.	$338.9	$299.8	$648.0	$564.2
Canada	69.4	44.0	113.3	86.3
Europe/Other	34.1	22.9	66.6	46.4
Total net sales	$442.4	$366.7	$827.9	$696.9
Major Product Line:
Environmental Solutions
Vehicles and equipment (a)	$285.0	$235.8	$530.3	$453.2
Parts	59.6	45.1	114.4	85.9
Rental income (b)	16.9	16.1	27.9	25.8
Other (c)	11.5	9.3	19.2	15.6
Total	373.0	306.3	691.8	580.5
Safety and Security Systems
Public safety and security equipment	42.4	37.5	82.6	73.6
Industrial signaling equipment	18.7	15.1	37.3	29.3
Warning systems	8.3	7.8	16.2	13.5
Total	69.4	60.4	136.1	116.4
Total net sales	$442.4	$366.7	$827.9	$696.9
(a)    Includes net sales from the sale of new and used vehicles and equipment, including sales of rental equipment.
(b)    Represents income from vehicle and equipment lease arrangements with customers.
(c)    Primarily includes revenues from services, such as maintenance and repair work, and the sale of extended warranty contracts.
Contract Balances
The Company recognizes contract liabilities when cash payments, such as customer deposits, are received in advance of the Company’s satisfaction of the related performance obligations. Contract liabilities are recognized as Net sales when the related performance obligations are satisfied, which generally occurs within three to six months of the cash receipt. Contract liability balances are not materially impacted by any other factors. The Company’s contract liabilities were $29.8 million and $28.9 million as of June 30, 2023 and December 31, 2022, respectively. Contract assets, such as unbilled receivables, were not material as of any of the periods presented herein.
NOTE 4 – INVENTORIES
The following table summarizes the components of Inventories:

(in millions)	June 30, 2023	December 31, 2022
Finished goods	$131.4	$97.5
Raw materials	173.6	164.3
Work in process	34.4	30.9
Total inventories (a)	$339.4	$292.7
(a) Amounts at June 30, 2023 include inventories acquired in the acquisitions of Blasters and Trackless - See Note 2 - Acquisitions.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
NOTE 5 – DEBT
The following table summarizes the components of Long-term borrowings and finance lease obligations:

(in millions)	June 30, 2023	December 31, 2022
2022 Credit Agreement (a)	$407.4	$361.0
Finance lease obligations	1.8	2.0
Total borrowings and finance lease obligations, including current portion	409.2	363.0
Less: Current borrowings	2.4	0.8
Less: Current finance lease obligations	0.7	0.7
Total long-term borrowings and finance lease obligations	$406.1	$361.5
(a)     Defined as the Third Amended and Restated Credit Agreement, dated October 21, 2022, as amended.
As more fully described within Note 13 – Fair Value Measurements, the Company uses a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The fair value of the Company’s borrowings and finance lease obligations is based on interest rates that we believe are currently available to us for issuance of debt with similar terms and remaining maturities (Level 2 input). The carrying amounts of the Company’s borrowings and finance lease obligations approximate their fair values as of June 30, 2023 and December 31, 2022.
The 2022 Credit Agreement is a senior secured credit facility which provides the Company and certain of its foreign subsidiaries access to an aggregate principal amount of $800 million, consisting of (i) a revolving credit facility in an amount up to $675 million (the “Revolver”) and (ii) a term loan facility in an amount up to $125 million.
Borrowings under the 2022 Credit Agreement bear interest, at the Company’s option, at a base rate or an Adjusted Term Secured Overnight Financing Rate (“SOFR”), Adjusted Eurocurrency Rate or Adjusted Daily Simple SONIA Rate (as each is defined in the 2022 Credit Agreement), plus, in each case, an applicable margin. The applicable margin ranges from zero to 0.75% for base rate borrowings and 1.00% to 1.75% for Adjusted Term SOFR, Adjusted Eurocurrency Rate or Adjusted Daily Simple SONIA Rate borrowings. The Company must also pay a commitment fee to the lenders ranging between 0.10% to 0.25% per annum on the unused portion of the Revolver along with other standard fees. Applicable margin, issuance fees and other customary expenses are payable on outstanding letters of credit.
The Company is subject to certain net leverage ratio and interest coverage ratio financial covenants under the 2022 Credit Agreement that are measured at each fiscal quarter-end. The Company was in compliance with all such covenants as of June 30, 2023.
As of June 30, 2023, there was $407.4 million of cash drawn and $11.2 million of undrawn letters of credit under the 2022 Credit Agreement, with $381.4 million of net availability for borrowings. As of December 31, 2022, there was $361.0 million cash drawn and $11.2 million of undrawn letters of credit under the 2022 Credit Agreement, with $427.8 million of net availability for borrowings.
The following table summarizes the gross borrowings and gross payments under the Company’s credit facilities:

	Six Months Ended June 30,
(in millions)	2023	2022
Gross borrowings	$115.7	$67.0
Gross payments	71.0	22.9
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
At June 30, 2023 and December 31, 2022, the fair value of the 2022 Swap was an asset of $0.6 million and a liability of $0.3 million, which were included in Other long-term assets and Other long-term liabilities on the Condensed Consolidated Balance Sheets, respectively. During the three and six months ended June 30, 2023, unrealized pre-tax gains of $1.4 million and $0.9 million, respectively, were recorded in Accumulated other comprehensive loss. During the three and six months ended June 30, 2022, unrealized pre-tax gains $0.2 million and $3.1 million, respectively, were recorded in Accumulated other comprehensive loss. No ineffectiveness was recorded in either period.
In connection with entering into the 2022 Credit Agreement in October 2022, the Company terminated an interest rate swap initially entered into in 2019, receiving proceeds of $4.3 million upon settlement. The settlement gain was recorded in Accumulated other comprehensive loss and is being amortized into earnings ratably through the original maturity date of July 30, 2024. During the three and six months ended June 30, 2023, the Company recognized non-cash settlement gains of $0.6 million and $1.2 million, respectively, as a component of Interest expense on the Condensed Consolidated Statements of Operations. At June 30, 2023 and December 31, 2022, an unrealized settlement gain of $2.6 million and $3.8 million, respectively, was included in Accumulated other comprehensive loss on the Condensed Consolidated Balance Sheets.
On July 11, 2023, the Company entered into an additional interest rate swap (the “2023 Swap”) with a notional amount of $75.0 million, as a means of fixing the floating interest rate component on $75.0 million of its variable-rate debt. The 2023 Swap is designated as a cash flow hedge, with an original maturity date of August 1, 2025.
NOTE 6 – GOODWILL AND OTHER INTANGIBLE ASSETS
The following table summarizes the carrying amount of goodwill, and the changes in the carrying amount of goodwill in the six months ended June 30, 2023, by segment:

(in millions)	Environmental Solutions	Safety & Security Systems	Total
Balance at January 1, 2023	$343.8	$109.6	$453.4
Acquisitions, including measurement period adjustments	20.9	—	20.9
Translation adjustments	0.3	0.8	1.1
Balance at June 30, 2023	$365.0	$110.4	$475.4
The following table summarizes the gross carrying amount and accumulated amortization of intangible assets for each major class of intangible assets:

	June 30, 2023			December 31, 2022
(in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Definite-lived intangible assets:
Customer relationships (a)	$162.6	$(59.1)	$103.5	$153.7	$(52.0)	$101.7
Other (a)	8.3	(3.9)	4.4	5.7	(3.4)	2.3
Total definite-lived intangible assets	170.9	(63.0)	107.9	159.4	(55.4)	104.0
Indefinite-lived intangible assets:
Trade names	104.5	—	104.5	99.9	—	99.9
Other	4.3	—	4.3	4.3	—	4.3
Total indefinite-lived intangible assets	108.8	—	108.8	104.2	—	104.2
Total intangible assets	$279.7	$(63.0)	$216.7	$263.6	$(55.4)	$208.2
(a)    Average useful life of customer relationships and other definite-lived intangible assets are estimated to be approximately 12 years and 6 years, respectively. The average useful life across all definite-lived intangible assets is estimated to be approximately 11 years.
The table above includes preliminary estimates of the fair value and useful lives of certain definite and indefinite-lived intangible assets related to the acquisitions of Trackless, Blasters, and TowHaul, which were completed during the second

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
quarter of 2023, the first quarter of 2023, and the fourth quarter of 2022, respectively. As further described in Note 2 – Acquisitions, the preliminary measurements of fair value included in the table above are subject to change during the measurement period as the applicable third-party valuations are finalized.
Amortization expense for the three months ended June 30, 2023 and 2022 was $3.9 million and $3.2 million, respectively. Amortization expense for the six months ended June 30, 2023 and 2022 was $7.5 million and $6.5 million, respectively.
The Company currently estimates that aggregate amortization expense will be approximately $8.0 million for the remainder of 2023, $15.9 million in 2024, $15.9 million in 2025, $15.7 million in 2026, $14.5 million in 2027, and $37.9 million thereafter. Actual amounts of amortization may differ from estimated amounts due to changes in foreign currency rates, measurement period adjustments for the Trackless, Blasters, and TowHaul acquisitions, impairment of intangible assets and other events.
NOTE 7 – INCOME TAXES
For the three months ended June 30, 2023, the Company recognized income tax expense of $12.4 million, resulting in an effective tax rate of 23.5%. For the three months ended June 30, 2022, the Company recognized income tax expense of $11.1 million, resulting in an effective tax rate of 24.9%. The Company’s effective tax rate in the current-year quarter was lower than the prior-year quarter, primarily due to a $0.7 million increase in excess tax benefits associated with stock-based compensation activity.
For the six months ended June 30, 2023, the Company recognized income tax expense of $19.7 million, resulting in an effective tax rate of 22.5%. For the six months ended June 30, 2022, the Company recognized income tax expense of $18.2 million, resulting in an effective tax rate of 25.2%. The Company’s effective tax rate in the current-year period was lower than the prior-year period, primarily due to a $1.6 million increase in excess tax benefits associated with stock-based compensation activity and a $0.5 million benefit associated with changes in tax reserves.
During the six months ended June 30, 2023, the Company filed amended U.S. federal income tax returns for the 2015 through 2018 tax years to claim a worthless stock deduction. The aggregate refund claim associated with the worthless stock deduction was $13.2 million, including interest of $1.4 million, and the Company recognized an offsetting increase to its liability for unrecognized tax benefits.
NOTE 8 – PENSIONS
The following table summarizes the components of Net periodic pension (benefit) expense:

	U.S. Benefit Plan				Non-U.S. Benefit Plan
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022	2023	2022	2023	2022
Interest cost	$1.5	$1.0	3.0	2.1	$0.4	$0.2	0.8	0.4
Amortization of actuarial loss	0.3	0.6	0.6	1.1	0.3	0.1	0.5	0.3
Amortization of prior service cost	—	—	—	—	—	0.1	—	0.1
Expected return on plan assets	(1.9)	(1.8)	(3.8)	(3.5)	(0.5)	(0.5)	(1.0)	(1.0)
Net periodic pension (benefit) expense	$(0.1)	$(0.2)	$(0.2)	$(0.3)	$0.2	$(0.1)	$0.3	$(0.2)
The items that comprise Net periodic pension (benefit) expense, are included as a component of Other expense (income), net on the Condensed Consolidated Statements of Operations.
NOTE 9 – COMMITMENTS AND CONTINGENCIES
Financial Commitments
The Company provides indemnifications and other guarantees in the ordinary course of business, the terms of which range in duration and often are not explicitly defined. Specifically, the Company is occasionally required to provide letters of credit and bid and performance bonds to various customers, principally to act as security for retention levels related to casualty insurance policies and to guarantee the performance of subsidiaries that engage in export and domestic transactions. At June 30, 2023, the Company had outstanding performance and financial standby letters of credit, as well as outstanding bid and performance

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
bonds, aggregating to $25.0 million. If any such letters of credit or bonds are called, the Company would be obligated to reimburse the issuer of the letter of credit or bond. The Company believes the likelihood of any currently outstanding letter of credit or bond being called is remote.
The Company has transactions involving the sale of equipment to certain of its customers which include (i) guarantees to repurchase the equipment for a fixed price at a future date and (ii) guarantees to repurchase the equipment from the third-party lender in the event of default by the customer. As of June 30, 2023, both the single year and maximum potential cash payments the Company could be required to make to repurchase equipment under these agreements amounted to $1.9 million. The Company’s risk under these repurchase arrangements would be partially mitigated by the value of the products repurchased as part of the transaction. Historical cash requirements and losses associated with these obligations have not been significant but could increase if customer defaults exceed current expectations.
The Company has certain lease agreements for facilities owned by affiliates which include provisions requiring the Company to guarantee any remaining lease payments in the event of default. As of June 30, 2023, the total amount of future payments guaranteed under these agreements was approximately $1.0 million. The Company believes the likelihood of defaulting on these leases is remote.
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
The following table summarizes the changes in the Company’s warranty liabilities during the six months ended June 30, 2023 and 2022:

(in millions)	2023	2022
Balance at January 1	$9.3	$9.7
Provisions to expense	3.8	3.5
Acquisitions	0.1	—
Payments	(3.8)	(3.9)
Balance at June 30	$9.4	$9.3
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
As of June 30, 2023, the Company has recognized an estimated liability for the potential settlement amount under the Settlement Framework. While it is reasonably possible that the ultimate resolution of this matter may result in a loss in excess of the amount accrued, the incremental loss is not expected to be material.
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
NOTE 10 – EARNINGS PER SHARE
The Company computes earnings per share (“EPS”) in accordance with ASC 260, Earnings per Share, which requires that non-vested restricted stock containing non-forfeitable dividend rights should be treated as participating securities pursuant to the two-class method. Under the two-class method, net income is reduced by the amount of dividends declared in the period for common stock and participating securities. The remaining undistributed earnings are then allocated to common stock and participating securities as if all of the net income for the period had been distributed. The amounts of distributed and undistributed earnings allocated to participating securities for the three and six months ended June 30, 2023 and 2022 were insignificant and did not materially impact the calculation of basic or diluted EPS.
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
For the three and six months ended June 30, 2023, options to purchase 0.1 million and 0.0 million shares, respectively, of the Company’s common stock had an anti-dilutive effect on EPS, and accordingly, were excluded from the calculation of diluted EPS. For the three and six months ended June 30, 2022, options to purchase 0.3 million and 0.2 million shares, respectively, of the Company’s common stock had an anti-dilutive effect on EPS, and accordingly, were excluded from the calculation of diluted EPS.
The following table reconciles Net income to basic and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2023	2022	2023	2022
Net income	$40.3	$33.5	$67.7	$54.0
Weighted average shares outstanding – Basic	60.7	60.4	60.7	60.6
Dilutive effect of common stock equivalents	0.7	0.5	0.7	0.5
Weighted average shares outstanding – Diluted	61.4	60.9	61.4	61.1
Earnings per share:
Basic	$0.66	$0.55	$1.12	$0.89
Diluted	0.66	0.55	1.10	0.88

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
On April 25, 2023, the Board declared a quarterly cash dividend of $0.10 per common share. The dividend totaled $6.1 million and was distributed on June 2, 2023 to stockholders of record at the close of business on May 19, 2023.
During the three and six months ended June 30, 2022, dividends of $5.4 million and $10.9 million, respectively, were paid to stockholders.
On July 24, 2023, the Board declared a quarterly cash dividend of $0.10 per common share payable on September 1, 2023 to stockholders of record at the close of business on August 18, 2023.
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
No shares were repurchased during the three and six months ended June 30, 2023. During the three months ended June 30, 2022, the Company repurchased 77,011 shares for a total of $2.5 million. During the six months ended June 30, 2022, the Company repurchased 472,381 shares for a total of $16.1 million.
Accumulated Other Comprehensive Loss
The following tables summarize the changes in each component of Accumulated other comprehensive loss, net of tax in the three months ended June 30, 2023 and 2022:

(in millions) (a)	Actuarial Losses	Prior Service Costs	Foreign Currency Translation	Interest Rate Swaps	Total
Balance at April 1, 2023	$(68.6)	$(2.0)	$(14.5)	$1.7	$(83.4)
Other comprehensive (loss) income before reclassifications	(0.5)	—	3.2	1.1	3.8
Amounts reclassified from accumulated other comprehensive loss	0.4	—	—	(0.5)	(0.1)
Net current-period other comprehensive (loss) income	(0.1)	—	3.2	0.6	3.7
Balance at June 30, 2023	$(68.7)	$(2.0)	$(11.3)	$2.3	$(79.7)

(in millions) (a)	Actuarial Losses	Prior Service Costs	Foreign Currency Translation	Interest Rate Swaps	Total
Balance at April 1, 2022	$(66.9)	$(2.4)	$(5.0)	$1.6	$(72.7)
Other comprehensive income (loss) before reclassifications	1.3	0.2	(8.6)	0.1	(7.0)
Amounts reclassified from accumulated other comprehensive loss	0.5	0.1	—	0.1	0.7
Net current-period other comprehensive income (loss)	1.8	0.3	(8.6)	0.2	(6.3)
Balance at June 30, 2022	$(65.1)	$(2.1)	$(13.6)	$1.8	$(79.0)
(a)    Amounts in parentheses indicate losses.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
The following tables summarize the changes in each component of Accumulated other comprehensive loss, net of tax in the six months ended June 30, 2023 and 2022:

(in millions) (a)	Actuarial Losses	Prior Service Costs	Foreign Currency Translation	Interest Rate Swaps	Total
Balance at January 1, 2023	$(68.6)	$(2.0)	$(16.0)	$2.6	$(84.0)
Other comprehensive (loss) income before reclassifications	(0.9)	—	4.7	0.7	4.5
Amounts reclassified from accumulated other comprehensive loss	0.8	—	—	(1.0)	(0.2)
Net current-period other comprehensive (loss) income	(0.1)	—	4.7	(0.3)	4.3
Balance at June 30, 2023	$(68.7)	$(2.0)	$(11.3)	$2.3	$(79.7)

(in millions) (a)	Actuarial Losses	Prior Service Costs	Foreign Currency Translation	Interest Rate Swaps	Total
Balance at January 1, 2022	$(67.9)	$(2.4)	$(3.4)	$(0.5)	$(74.2)
Other comprehensive income (loss) before reclassifications	1.8	0.2	(10.2)	2.0	(6.2)
Amounts reclassified from accumulated other comprehensive loss	1.0	0.1	—	0.3	1.4
Net current-period other comprehensive income (loss)	2.8	0.3	(10.2)	2.3	(4.8)
Balance at June 30, 2022	$(65.1)	$(2.1)	$(13.6)	$1.8	$(79.0)
(a)    Amounts in parentheses indicate losses.
The following table summarizes the amounts reclassified from Accumulated other comprehensive loss, net of tax, in the three months ended June 30, 2023 and 2022 and the affected line item in the Condensed Consolidated Statements of Operations:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in Condensed Consolidated Statements of Operations
	2023	2022
(in millions) (a)
Amortization of actuarial losses of defined benefit pension plans	$(0.6)	$(0.7)	Other expense (income), net
Amortization of prior service costs of defined benefit pension plans	—	(0.1)	Other expense (income), net
Interest rate swaps	0.7	(0.1)	Interest expense
Total before tax	0.1	(0.9)
Income tax (expense) benefit	—	0.2	Income tax expense
Total reclassifications for the period, net of tax	$0.1	$(0.7)
(a)    Amounts in parentheses indicate losses.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
The following table summarizes the amounts reclassified from Accumulated other comprehensive loss, net of tax, in the six months ended June 30, 2023 and 2022 and the affected line item in the Condensed Consolidated Statements of Operations:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in Condensed Consolidated Statements of Operations
	2023	2022
(in millions) (a)
Amortization of actuarial losses of defined benefit pension plans	$(1.1)	$(1.4)	Other expense (income), net
Amortization of prior service costs of defined benefit pension plans	—	(0.1)	Other expense (income), net
Interest rate swaps	1.4	(0.3)	Interest expense
Total before tax	0.3	(1.8)
Income tax (expense) benefit	(0.1)	0.4	Income tax expense
Total reclassifications for the period, net of tax	$0.2	$(1.4)
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
The following tables summarize the Company’s operations by segment, including Net sales, Operating income (loss), and Total assets:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Net sales:
Environmental Solutions	$373.0	$306.3	$691.8	$580.5
Safety and Security Systems	69.4	60.4	136.1	116.4
Total net sales	$442.4	$366.7	$827.9	$696.9
Operating income (loss):
Environmental Solutions	$56.2	$39.1	$93.8	$65.9
Safety and Security Systems	14.1	10.3	26.2	18.2
Corporate and eliminations	(10.9)	(3.2)	(21.1)	(9.4)
Total operating income	59.4	46.2	98.9	74.7
Interest expense	5.6	1.9	10.3	3.2
Other expense (income), net	1.1	(0.3)	1.2	(0.7)
Income before income taxes	$52.7	$44.6	$87.4	$72.2

(in millions)	June 30, 2023	December 31, 2022
Total assets:
Environmental Solutions	$1,334.2	$1,206.4
Safety and Security Systems	283.6	279.3
Corporate and eliminations	42.9	38.6
Total assets	$1,660.7	$1,524.3

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
Contingent Consideration
At June 30, 2023, the Company had contingent obligations to transfer up to $7.5 million, $8.0 million, and C$6.0 million (approximately $4.5 million), to the former owners of Deist Industries, Inc. and certain of its affiliates (collectively, “Deist”), Blasters, and Trackless, respectively, if specified financial results are met over future reporting periods (i.e., an earn-out). The Deist, Blasters, and Trackless acquisitions were completed on December 30, 2021, January 3, 2023, and April 3, 2023, respectively. The Deist and Trackless contingent earn-out payments, if earned, would be due to be paid following the third anniversary of the closing date. The Blasters contingent earn-out payments, if earned, would be due to paid annually, in each of the three years following the anniversary of the closing date. During the six months ended June 30, 2023, the Company paid $0.5 million to settle the contingent consideration obligation due to the former owners of Mark Rite Lines Equipment Company, Inc. (“MRL”), which was acquired on July 1, 2019.
Liabilities for contingent consideration are measured at fair value each reporting period, with the acquisition-date fair value included as part of the consideration transferred. Subsequent changes in fair value are included as a component of Acquisition and integration-related expenses (benefits) on the Condensed Consolidated Statements of Operations.
The Company uses an income approach to value the contingent consideration liability based on the present value of risk-adjusted future cash flows under either a scenario-based or option-pricing method, as appropriate. Due to the lack of relevant observable market data over fair value inputs, such as prospective financial information or probabilities of future events as of June 30, 2023, the Company has classified the contingent consideration liability within Level 3 of the fair value hierarchy outlined in ASC 820, Fair Value Measurements. As further described in Note 2 – Acquisitions, the Company has recognized a preliminary estimate of the fair value of the Blasters and Trackless contingent consideration liabilities as of the applicable acquisition date. Such preliminary estimates are subject to change during the measurement period as the applicable third-party valuations are finalized.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2023:

	Fair Value Measurement at Reporting Date Using
(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$13.5	$—	$—	$13.5
Interest rate swaps	—	0.6	—	0.6
Liabilities:
Contingent consideration	—	—	10.5	10.5
The following table provides a roll-forward of the fair value of recurring Level 3 fair value measurements in the three months ended June 30, 2023 and 2022:

(in millions)	2023	2022
Contingent consideration liability, at April 1	$6.0	$2.7
Issuance of contingent consideration in connection with acquisitions	4.5	—
Contingent consideration liability, at June 30	$10.5	$2.7
The following table provides a roll-forward of the fair value of recurring Level 3 fair value measurements in the six months ended June 30, 2023 and 2022:

(in millions)	2023	2022
Contingent consideration liability, at January 1	$2.7	$2.7
Issuance of contingent consideration in connection with acquisitions	8.5	—
Settlements of contingent consideration liabilities	(0.5)	—
Total gains included in earnings (a)	(0.2)	—
Contingent consideration liability, at June 30	$10.5	$2.7
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
Executive Summary
The Company is a leading global manufacturer and supplier of (i) vehicles and equipment for maintenance and infrastructure end-markets, including sewer cleaners, industrial vacuum loaders, vacuum- and hydro-excavation trucks (collectively, “safe-digging trucks”), street sweepers, waterblasting equipment, road-marking and line-removal equipment, dump truck bodies, trailers, metal extraction support equipment and multi-purpose tractors, and (ii) public safety equipment, such as vehicle lightbars and sirens, industrial signaling equipment, public warning systems and general alarm/public address systems. In addition, we engage in the sale of parts, service and repair, equipment rentals and training as part of a comprehensive aftermarket offering to our customer base. We operate 23 principal manufacturing facilities in five countries and provide products and integrated solutions to municipal, governmental, industrial and commercial customers in all regions of the world.
As described in Note 12 – Segment Information to the accompanying condensed consolidated financial statements, the Company’s business units are organized in two reportable segments: the Environmental Solutions Group and the Safety and Security Systems Group.
Operating Results
Net sales for the three months ended June 30, 2023 increased by $75.7 million, or 21%, compared to the prior-year quarter, inclusive of the effects of acquisitions, pricing actions and increased chassis sales. Our Environmental Solutions Group reported a net sales increase of $66.7 million, or 22%, primarily due to increases in sales of sewer cleaners, refuse trucks, street sweepers, multi-purpose tractors and metal extraction support equipment of $14.9 million, $13.9 million, $9.4 million, $7.8 million and $4.7 million, respectively. In addition, aftermarket revenues improved by $15.6 million. Partially offsetting these improvements was a $2.5 million unfavorable foreign currency translation impact. Within our Safety and Security Systems Group, net sales increased by $9.0 million, or 15%, due to improvements in sales of public safety equipment, industrial signaling equipment and warning systems of $4.7 million, $4.0 million and $0.5 million, respectively, partially offset by a $0.2 million unfavorable foreign currency translation impact.
Net sales for the six months ended June 30, 2023 increased by $131.0 million, or 19%, compared to the prior-year period, inclusive of the effects of acquisitions, pricing actions and increased chassis sales. Our Environmental Solutions Group reported a net sales increase of $111.3 million, or 19%, primarily due to increases in sales of sewer cleaners, street sweepers, refuse trucks, metal extraction support equipment and multi-purpose tractors of $21.1 million, $16.7 million, $16.0 million, $13.2 million and $8.2 million, respectively. In addition, aftermarket revenues improved by $31.4 million. Partially offsetting these improvements was a $4.7 million unfavorable foreign currency translation impact. Within our Safety and Security Systems Group, net sales increased by $19.7 million, or 17%, due to improvements in sales of public safety equipment, industrial signaling equipment and warning systems of $9.2 million, $9.0 million and $2.7 million, respectively, partially offset by a $1.2 million unfavorable foreign currency translation impact.
Operating income for the three months ended June 30, 2023 increased by $13.2 million, or 29%, compared to the prior-year quarter, primarily driven by a $27.5 million improvement in gross profit, partially offset by an $11.3 million increase in Selling, Engineering, General and Administrative (“SEG&A”) expenses, a $2.3 million increase in acquisition and integration-related expenses, and a $0.7 million increase in amortization expense. Consolidated operating margin for the three months ended June 30, 2023 was 13.4%, compared to 12.6% in the prior-year quarter.
Operating income for the six months ended June 30, 2023 increased by $24.2 million, or 32%, compared to the prior-year period, primarily driven by the $47.6 million improvement in gross profit, partially offset by the $19.7 million increase in SEG&A expenses, a $2.7 million increase in acquisition and integration-related expenses, and a $1.0 million increase in amortization expense. Consolidated operating margin for the six months ended June 30, 2023 was 11.9%, compared to 10.7% in the prior-year period.

Income before income taxes for the three months ended June 30, 2023 increased by $8.1 million, or 18%, compared to the prior-year quarter. The increase resulted from the higher operating income, partially offset by a $3.7 million increase in interest expense and a $1.4 million increase in other expense.
Income before income taxes for the six months ended June 30, 2023 increased by $15.2 million, or 21%, compared to the prior-year period. The increase resulted from the higher operating income, partially offset by a $7.1 million increase in interest expense and a $1.9 million increase in other expense.
Net income for the three months ended June 30, 2023 increased by $6.8 million compared to the prior-year quarter, largely due to the aforementioned increase in income before taxes, partially offset by a $1.3 million increase in income tax expense. The effective tax rate for the three months ended June 30, 2023 was 23.5%, compared to 24.9% in the prior-year quarter.
Net income for the six months ended June 30, 2023 increased by $13.7 million compared to the prior-year period, largely due to the aforementioned increase in income before taxes, partially offset by a $1.5 million increase in income tax expense. The effective tax rate for the six months ended June 30, 2023 was 22.5%, compared to 25.2% in the prior-year period. We currently expect our full-year effective tax rate to be approximately 24%.
Total orders for the three months ended June 30, 2023 were $480 million, an increase of $67 million, or 16%, as compared to the prior-year quarter. Our Environmental Solutions Group reported total orders of $409 million in the three months ended June 30, 2023, an increase of $57 million, or 16% in comparison to the prior-year quarter. Orders in the three months ended June 30, 2023 within our Safety and Security Systems Group were $72 million, an increase of $10 million, or 16%, compared to the prior-year quarter.
Total orders for the six months ended June 30, 2023 were $955 million, an increase of $89 million, or 10%, as compared to the prior-year period. Our Environmental Solutions Group reported total orders of $804 million in the six months ended June 30, 2023, an increase of $65 million, or 9% in comparison to the prior-year period. Orders in the six months ended June 30, 2023 within our Safety and Security Systems Group were $151 million, an increase of $24 million, or 19%, compared to the prior-year period.
Our consolidated backlog at June 30, 2023 was $1.01 billion, an increase of $212 million, or 27%, compared to the prior-year quarter.

Results of Operations
The following table summarizes our Condensed Consolidated Statements of Operations and illustrates the key financial indicators used to assess our consolidated financial results:

	Three Months Ended June 30,			Six Months Ended June 30,
($ in millions, except per share data)	2023	2022	Change	2023	2022	Change
Net sales	$442.4	$366.7	$75.7	$827.9	$696.9	$131.0
Cost of sales	325.1	276.9	48.2	614.8	531.4	83.4
Gross profit	117.3	89.8	27.5	213.1	165.5	47.6
Selling, engineering, general and administrative expenses	53.4	42.1	11.3	105.4	85.7	19.7
Amortization expense	3.9	3.2	0.7	7.5	6.5	1.0
Acquisition and integration-related expenses (benefits)	0.6	(1.7)	2.3	1.3	(1.4)	2.7
Operating income	59.4	46.2	13.2	98.9	74.7	24.2
Interest expense	5.6	1.9	3.7	10.3	3.2	7.1
Other expense (income), net	1.1	(0.3)	1.4	1.2	(0.7)	1.9
Income before income taxes	52.7	44.6	8.1	87.4	72.2	15.2
Income tax expense	12.4	11.1	1.3	19.7	18.2	1.5
Net income	$40.3	$33.5	$6.8	$67.7	$54.0	$13.7
Operating data:
Operating margin	13.4%	12.6%	0.8%	11.9%	10.7%	1.2%
Diluted earnings per share	$0.66	$0.55	$0.11	$1.10	$0.88	$0.22
Total orders	480.2	413.3	66.9	954.9	865.9	89.0
Backlog	1,006.5	795.0	211.5	1,006.5	795.0	211.5
Depreciation and amortization	15.5	13.7	1.8	29.8	27.1	2.7
Net sales
Net sales for the three months ended June 30, 2023 increased by $75.7 million, or 21%, compared to the prior-year quarter, inclusive of the effects of acquisitions, pricing actions and increased chassis sales. The Environmental Solutions Group reported a net sales increase of $66.7 million, or 22%, primarily due to increases in sales of sewer cleaners, refuse trucks, street sweepers, multi-purpose tractors and metal extraction support equipment of $14.9 million, $13.9 million, $9.4 million, $7.8 million and $4.7 million, respectively. In addition, aftermarket revenues improved by $15.6 million. Partially offsetting these improvements was a $2.5 million unfavorable foreign currency translation impact. Within the Safety and Security Systems Group, net sales increased by $9.0 million, or 15%, due to improvements in sales of public safety equipment, industrial signaling equipment and warning systems of $4.7 million, $4.0 million and $0.5 million, respectively, partially offset by a $0.2 million unfavorable foreign currency translation impact.
Net sales for the six months ended June 30, 2023 increased by $131.0 million, or 19%, compared to the prior-year period, inclusive of the effects of acquisitions, pricing actions and increased chassis sales. The Environmental Solutions Group reported a net sales increase of $111.3 million, or 19%, primarily due to increases in sales of sewer cleaners, street sweepers, refuse trucks, metal extraction support equipment and multi-purpose tractors of $21.1 million, $16.7 million, $16.0 million, $13.2 million and $8.2 million, respectively. In addition, aftermarket revenues improved by $31.4 million. Partially offsetting these improvements was a $4.7 million unfavorable foreign currency translation impact. Within the Safety and Security Systems Group, net sales increased by $19.7 million, or 17%, due to improvements in sales of public safety equipment, industrial signaling equipment and warning systems of $9.2 million, $9.0 million and $2.7 million, respectively, partially offset by a $1.2 million unfavorable foreign currency translation impact.
Cost of sales
Cost of sales increased by $48.2 million, or 17%, for the three months ended June 30, 2023 compared to the prior-year quarter, largely due to an increase of $44.3 million, or 18%, within the Environmental Solutions Group, primarily related to higher sales volumes, additional costs from the TowHaul, Blasters, and Trackless acquisitions and increases in chassis costs, partially offset by a $2.3 million favorable foreign currency translation impact. Within the Safety and Security Systems Group, cost of sales increased by $3.9 million, or 10%, primarily related to higher sales volumes, partially offset by a $0.1 million favorable foreign currency translation impact.
Cost of sales increased by $83.4 million, or 16%, for the six months ended June 30, 2023 compared to the prior-year period, largely due to an increase of $74.2 million, or 16%, within the Environmental Solutions Group, primarily related to higher sales volumes, additional costs from the TowHaul, Blasters, and Trackless acquisitions and increases in chassis costs, partially offset by a $4.4 million favorable foreign currency translation impact. Within the Safety and Security Systems Group, cost of sales increased by $9.2 million, or 13%, primarily related to higher sales volumes, partially offset by a $0.9 million favorable foreign currency translation impact.
Gross profit
Gross profit increased by $27.5 million, or 31%, for the three months ended June 30, 2023 compared to the prior-year quarter, primarily due to a $22.4 million improvement within the Environmental Solutions Group and a $5.1 million increase within the Safety and Security Systems Group. Gross profit as a percentage of revenues (“gross profit margin”) for the three months ended June 30, 2023 was 26.5%, compared to 24.5% in the prior-year quarter, primarily due to improvements within the Safety and Security Systems Group and the Environmental Solutions Group of 240 basis points and 210 basis points, respectively.
Gross profit increased by $47.6 million, or 29%, for the six months ended June 30, 2023 compared to the prior-year period, primarily due to a $37.1 million improvement within the Environmental Solutions Group and a $10.5 million increase within the Safety and Security Systems Group. Gross profit as a percentage of revenues (“gross profit margin”) for the six months ended June 30, 2023 was 25.7%, compared to 23.7% in the prior-year period, primarily due to improvements within the Safety and Security Systems Group and the Environmental Solutions Group of 230 basis points and 190 basis points, respectively.
SEG&A expenses
SEG&A expenses for the three months ended June 30, 2023 increased by $11.3 million, or 27%, compared to the prior-year quarter, primarily due to increases of $4.3 million and $1.3 million within the Environmental Solutions Group and the Safety and Security Systems Group, respectively, in addition to a $5.7 million increase in Corporate SEG&A expenses. As a percentage of net sales, SEG&A expenses were 12.1% in the current-year quarter, compared to 11.5% in the prior-year quarter.
SEG&A expenses for the six months ended June 30, 2023 increased by $19.7 million, or 23%, compared to the prior-year quarter, primarily due to increases of $7.6 million and $2.5 million within the Environmental Solutions Group and the Safety and Security Systems Group, respectively, in addition to a $9.6 million increase in Corporate SEG&A expenses. As a percentage of net sales, SEG&A expenses were 12.7% in the current-year period, compared to 12.3% in the prior-year period.
Operating income
Operating income for the three months ended June 30, 2023 increased by $13.2 million, or 29%, compared to the prior-year quarter, primarily driven by a $27.5 million improvement in gross profit, partially offset by an $11.3 million increase in SEG&A expenses, a $2.3 million increase in acquisition and integration-related expenses, and a $0.7 million increase in amortization expense. Consolidated operating margin for the three months ended June 30, 2023 was 13.4%, compared to 12.6% in the prior-year quarter.
Operating income for the six months ended June 30, 2023 increased by $24.2 million, or 32%, compared to the prior-year period, primarily driven by the $47.6 million improvement in gross profit, partially offset by the $19.7 million increase in SEG&A expenses, a $2.7 million increase in acquisition and integration-related expenses, and a $1.0 million increase in amortization expense. Consolidated operating margin for the six months ended June 30, 2023 was 11.9%, compared to 10.7% in the prior-year period.
Interest expense
Interest expense for the three and six months ended June 30, 2023 increased by $3.7 million and $7.1 million, respectively, compared to the corresponding periods of the prior year, largely due to an increase in average debt levels and higher interest rates.
Other expense (income), net
Other expense, net, for the three months ended June 30, 2023 increased by $1.4 million, compared to the prior-year quarter, primarily due to an $0.8 million increase in estimated environmental remediation costs associated with a business discontinued in 2009, a $0.4 million increase in net periodic pension expense and higher foreign currency transaction losses.

Other expense, net, for the six months ended June 30, 2023 increased by $1.9 million, compared to the prior-year period, primarily due to an $0.8 million increase in estimated environmental remediation costs associated with a business discontinued in 2009, a $0.6 million increase in net periodic pension expense and higher foreign currency transaction losses.
Income tax expense
For the three months ended June 30, 2023, the Company recognized income tax expense of $12.4 million, resulting in an effective tax rate of 23.5%. For the three months ended June 30, 2022, the Company recognized income tax expense of $11.1 million, resulting in an effective tax rate of 24.9%. The Company’s effective tax rate in the current-year quarter was lower than the prior-year quarter, primarily due to a $0.7 million increase in excess tax benefits associated with stock-based compensation activity.
For the six months ended June 30, 2023, the Company recognized income tax expense of $19.7 million, resulting in an effective tax rate of 22.5%. For the six months ended June 30, 2022, the Company recognized income tax expense of $18.2 million, resulting in an effective tax rate of 25.2%. The Company’s effective tax rate in the current-year period was lower than the prior-year period, primarily due to a $1.6 million increase in excess tax benefits associated with stock-based compensation activity and a $0.5 million benefit associated with changes in tax reserves.
Net income
Net income for the three months ended June 30, 2023 increased by $6.8 million compared to the prior-year quarter, largely due to the aforementioned improvement in operating income, partially offset by the $3.7 million increase in interest expense, a $1.3 million increase in income tax expense and the $1.4 million decrease in other income.
Net income for the six months ended June 30, 2023 increased by $13.7 million compared to the prior-year quarter, largely due to the aforementioned improvement in operating income, partially offset by the $7.1 million increase in interest expense, a $1.5 million increase in income tax expense and the $1.9 million decrease in other income.
Environmental Solutions
The following table summarizes the Environmental Solutions Group’s operating results as of and for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,			Six Months Ended June 30,
($ in millions)	2023	2022	Change	2023	2022	Change
Net sales	$373.0	$306.3	$66.7	$691.8	$580.5	$111.3
Operating income	56.2	39.1	17.1	93.8	65.9	27.9
Operating data:
Operating margin	15.1%	12.8%	2.3%	13.6%	11.4%	2.2%
Total orders	$408.6	$351.7	$56.9	$804.4	$739.3	$65.1
Backlog	939.7	733.5	206.2	939.7	733.5	206.2
Depreciation and amortization	14.3	12.6	1.7	27.5	25.0	2.5
Three months ended June 30, 2023 vs. three months ended June 30, 2022
Total orders for the three months ended June 30, 2023 increased by $56.9 million, or 16%, compared to the prior-year quarter. U.S. orders increased by $23.7 million, primarily due to improvements in orders for multi-purpose tractors, sewer cleaners, road-marking and line-removal equipment and safe-digging trucks of $8.4 million, $7.5 million, $6.8 million and $5.9 million, respectively. Additionally, aftermarket demand increased by $8.7 million. Partially offsetting these improvements were reductions in orders for trailers of $18.3 million. Non-U.S. orders increased by $33.2 million, primarily due to improvements in orders for refuse trucks, metal extraction support equipment, sewer cleaners and multi-purpose tractors of $15.2 million, $8.8 million, $4.8 million and $2.6 million, respectively. Additionally, aftermarket demand increased by $6.4 million. Partially offsetting these improvements was a $3.4 million reduction in orders for street sweepers, as well as a $3.1 million unfavorable foreign currency translation impact.
Net sales for the three months ended June 30, 2023 increased by $66.7 million, or 22%, compared to the prior-year quarter, inclusive of the effects of the TowHaul, Blasters, and Trackless acquisitions, pricing actions and increased chassis sales. For the three months ended June 30, 2023, U.S. sales increased by $33.9 million, largely due to increases in sales of sewer cleaners, street sweepers and multi-purpose tractors of $10.6 million, $8.3 million and $5.1 million, respectively. Additionally, aftermarket revenues increased by $8.1 million. Non-U.S. sales increased by $32.8 million, largely due to a $7.5 million increase in aftermarket revenues, and increases in sales of refuse trucks, metal extraction support equipment, sewer cleaners and multi-purpose tractors of $10.5 million, $5.5 million, $4.3 million and $2.7 million, respectively. Partially offsetting these improvements was a $2.5 million unfavorable foreign currency translation impact.
Cost of sales for the three months ended June 30, 2023 increased by $44.3 million, or 18%, compared to the prior-year quarter, primarily related to higher sales volume, additional costs from the TowHaul, Blasters, and Trackless acquisitions and increases in chassis costs, partially offset by a $2.3 million favorable foreign currency translation impact. Gross profit margin for the three months ended June 30, 2023 was 23.9%, compared to 21.8% in the prior-year quarter, with the improvement primarily attributable to improved operating leverage from higher sales volumes and benefits from pricing actions, partially offset by an increase in lower margin chassis sales.
SEG&A expenses for the three months ended June 30, 2023 increased by $4.3 million, or 18%, compared to the prior-year quarter, primarily due to additional costs from the TowHaul, Blasters, and Trackless acquisitions, as well as increases in sales commissions and incentive-based compensation expenses. As a percentage of net sales, SEG&A expenses were 7.7% in the current-year quarter, down from 8.0% in the prior-year quarter.
Operating income for the three months ended June 30, 2023 increased by $17.1 million, or 44%, compared to the prior-year quarter, largely due to a $22.4 million improvement in gross profit, partially offset by the $4.3 million increase in SEG&A expenses, a $0.7 million increase in amortization expense, and a $0.3 million increase in acquisition and integration-related costs.
Six months ended June 30, 2023 vs. six months ended June 30, 2022
Total orders for the six months ended June 30, 2023 increased by $65.1 million, or 9%, compared to the prior-year period. U.S. orders increased by $25.7 million, primarily due to improvements in orders for street sweepers, road-marking and line-removal equipment and multi-purpose tractors of $21.8 million, $9.3 million and $8.4 million, respectively. Additionally, aftermarket demand increased by $14.9 million. Partially offsetting these improvements were reductions in orders for trailers and dump truck bodies of $23.7 million and $7.4 million, respectively. Non-U.S. orders increased by $39.4 million, primarily due to improvements in orders for refuse trucks, metal extraction support equipment and multi-purpose tractors of $30.3 million, $15.5 million and $2.6 million, respectively. Additionally, aftermarket demand increased by $7.0 million. Partially offsetting these improvements were reductions in orders for safe-digging trucks and street sweepers of $6.6 million and $6.3 million, respectively, as well as a $6.3 million unfavorable foreign currency translation impact.
Net sales for the six months ended June 30, 2023 increased by $111.3 million, or 19%, compared to the prior-year period, inclusive of the effects of the TowHaul, Blasters, and Trackless acquisitions, pricing actions and increased chassis sales. For the six months ended June 30, 2023, U.S. sales increased by $70.9 million, largely due to increases in sales of sewer cleaners, street sweepers and trailers of $18.7 million, $15.7 million and $6.4 million, respectively, as well as a $17.5 million improvement in aftermarket revenues. Non-U.S. sales increased by $40.4 million, largely due to a $13.9 million improvement in aftermarket revenues and increases in sales of metal extraction support equipment, refuse trucks and multi-purpose tractors of $11.9 million, $10.6 million and $3.1 million, respectively. Partially offsetting these improvements was a $4.7 million unfavorable foreign currency translation impact.
Cost of sales for the six months ended June 30, 2023 increased by $74.2 million, or 16%, compared to the prior-year period, primarily related to higher sales volumes and additional costs from the TowHaul, Blasters, and Trackless acquisitions and increases in chassis costs, partially offset by a $4.4 million favorable foreign currency translation impact. Gross profit margin for the six months ended June 30, 2023 was 23.0%, compared to 21.1% in the prior-year period, with the improvement primarily attributable to improved operating leverage from higher sales volumes and benefits from pricing actions, partially offset by an increase in lower margin chassis sales.
SEG&A expenses for the six months ended June 30, 2023 increased by $7.6 million, or 15%, compared to the prior-year period, primarily due to additional costs from the TowHaul, Blasters, and Trackless acquisitions, as well as increases in sales commissions and incentive-based compensation expenses. As a percentage of net sales, SEG&A expenses were 8.3% in the current-year period, down from 8.6% in the prior-year period.
Operating income for the six months ended June 30, 2023 increased by $27.9 million, or 42%, compared to the prior-year period, largely due to a $37.1 million improvement in gross profit, partially offset by the $7.6 million increase in SEG&A expenses, a $1.0 million increase in amortization expense, and a $0.6 million increase in acquisition and integration-related costs.
Backlog was $940 million at June 30, 2023, compared to $734 million at June 30, 2022.

Safety and Security Systems
The following table summarizes the Safety and Security Systems Group’s operating results as of and for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,			Six Months Ended June 30,
($ in millions)	2023	2022	Change	2023	2022	Change
Net sales	$69.4	$60.4	$9.0	$136.1	$116.4	$19.7
Operating income	14.1	10.3	3.8	26.2	18.2	8.0
Operating data:
Operating margin	20.3%	17.1%	3.2%	19.3%	15.6%	3.7%
Total orders	$71.6	$61.6	$10.0	$150.5	$126.6	$23.9
Backlog	66.8	61.5	5.3	66.8	61.5	5.3
Depreciation and amortization	1.1	1.1	—	2.2	2.1	0.1
Three months ended June 30, 2023 vs. three months ended June 30, 2022
Total orders for the three months ended June 30, 2023 increased by $10.0 million, or 16%, compared with the prior-year quarter. U.S. orders increased by $5.5 million, primarily due to improvements in orders for public safety equipment, warning systems and industrial signaling equipment of $3.8 million, $1.2 million and $0.5 million, respectively. Non-U.S. orders increased by $4.5 million, largely due to improvements in orders for public safety equipment and warning systems of $5.2 million and $0.5 million, respectively, partially offset by a $1.2 million reduction in orders for industrial signaling equipment.
Net sales for the three months ended June 30, 2023 increased by $9.0 million, or 15%, compared to the prior-year quarter, inclusive of the effects of higher sales volumes and pricing actions. U.S. sales increased by $5.2 million, driven by improvements in sales of public safety equipment, industrial signaling equipment and warning systems of $2.2 million, $1.7 million and $1.3 million, respectively. Non-U.S. sales increased by $3.8 million, largely due to improvements in sales of public safety equipment and industrial signaling equipment of $2.5 million and $2.3 million, respectively, partially offset by a $0.8 million reduction in sales of warning systems and a $0.2 million unfavorable foreign currency translation impact.
Cost of sales for the three months ended June 30, 2023 increased by $3.9 million, or 10%, compared to the prior-year quarter, primarily related to higher sales volumes, partially offset by a $0.1 million favorable foreign currency translation impact. Gross profit margin for the three months ended June 30, 2023 was 40.6%, compared to 38.2% in the prior-year quarter, with the improvement primarily attributable to improved operating leverage from higher sales volumes, benefits from pricing actions and lower freight costs.
SEG&A expenses for the three months ended June 30, 2023 increased by $1.3 million, or 10%, compared to the prior-year quarter, primarily due to higher sales commissions and incentive-based compensation expense. As a percentage of net sales, SEG&A expenses decreased from 21.2% in the prior-year quarter, to 20.3% in the current-year quarter.
Operating income for the three months ended June 30, 2023 increased by $3.8 million, or 37%, compared to the prior-year quarter, primarily due to a $5.1 million improvement in gross profit, partially offset by the $1.3 million increase in SEG&A expenses.
Six months ended June 30, 2023 vs. six months ended June 30, 2022
Total orders for the six months ended June 30, 2023 increased by $23.9 million, or 19%, compared with the prior-year period. U.S. orders increased by $6.5 million, primarily due to improvements in orders for warning systems, public safety equipment and industrial signaling equipment of $2.9 million, $2.6 million and $1.0 million, respectively. Non-U.S. orders increased by $17.4 million, largely due to an $16.8 million improvement in orders for public safety equipment, inclusive of a large fleet order from a customer in Mexico, as well as increases in orders for warnings systems and industrial signaling equipment of $1.2 million and $0.3 million, respectively. Partially offsetting these improvements was a $0.9 million unfavorable foreign currency translation impact.
Net sales for the six months ended June 30, 2023 increased by $19.7 million, or 17%, compared to the prior-year period, inclusive of the effects of higher sales volumes and pricing actions. U.S. sales increased by $12.9 million, driven by improvements in sales of public safety equipment, industrial signaling equipment and warning systems of $5.7 million, $4.4 million and $2.8 million, respectively. Non-U.S. sales increased by $6.8 million, largely due to improvements in sales of industrial signaling equipment and public safety equipment of $4.6 million and $3.5 million, respectively, partially offset by a $1.2 million unfavorable foreign currency translation impact.

Cost of sales for the six months ended June 30, 2023 increased by $9.2 million, or 13%, compared to the prior-year period, primarily related to higher sales volumes, partially offset by a $0.9 million favorable foreign currency translation impact. Gross profit margin for the six months ended June 30, 2023 was 39.5%, compared to 37.2% in the prior-year period, with the improvement primarily attributable to improved operating leverage from higher sales volumes and benefits from pricing actions and lower freight costs.
SEG&A expenses for the six months ended June 30, 2023 increased by $2.5 million, or 10%, compared to the prior-year period, primarily due to higher sales commissions and incentive-based compensation expense. As a percentage of net sales, SEG&A expenses decreased from 21.6% in the prior-year period, to 20.3% in the current-year period.
Operating income for the six months ended June 30, 2023 increased by $8.0 million, or 44%, compared to the prior-year period, primarily due to a $10.5 million improvement in gross profit, partially offset by the $2.5 million increase in SEG&A expenses.
Backlog was $67 million at June 30, 2023, compared to $62 million at June 30, 2022.
Corporate Expenses
Corporate operating expenses for the three months ended June 30, 2023 were $10.9 million, compared to $3.2 million in the prior-year quarter, with the increase primarily due to higher post-retirement expenses, increases in stock compensation, incentive-based compensation, medical and information technology (“IT”) costs, as well as a $2.0 million increase in acquisition-related expenses. During the three months ended June 30, 2022, the Company received a favorable settlement of $1.9 million in a post-closing adjustment dispute associated with the 2021 acquisition of OSW Equipment & Repair, LLC (“OSW”). The related benefit was included as a component of Acquisition and integration-related expenses (benefits) on the Condensed Consolidated Statements of Operations.
Corporate operating expenses for the six months ended June 30, 2023 were $21.1 million, compared to $9.4 million in the prior-year period, with the increase primarily due to higher post-retirement expenses, increases in medical, incentive-based compensation and IT costs, as well as a $2.1 million increase in acquisition-related expenses, primarily driven by the benefit recorded in the prior-year period relating to the OSW settlement.
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

Financial Condition, Liquidity and Capital Resources
The Company uses its cash flow from operations to fund growth and to make capital investments that sustain its operations, reduce costs, or both. Beyond these uses, remaining cash is used to pay down debt, repurchase shares, fund dividend payments and make pension contributions. The Company may also choose to invest in the acquisition of businesses. In the absence of significant unanticipated cash demands, we believe that the Company’s existing cash balances, cash flow from operations and borrowings available under the Company’s credit facility will provide funds sufficient for these purposes. As of June 30, 2023, there was $407.4 million of cash drawn and $11.2 million of undrawn letters of credit under the 2022 Credit Agreement, with $381.4 million of availability for borrowings. The net cash flows associated with the Company’s rental equipment transactions are included in cash flow from operating activities.
The Company’s cash and cash equivalents totaled $48.8 million and $47.5 million as of June 30, 2023 and December 31, 2022, respectively. As of June 30, 2023, $22.3 million of cash and cash equivalents was held by foreign subsidiaries. Cash and cash equivalents held by subsidiaries outside the U.S. typically are held in the currency of the country in which it is located. The Company uses this cash to fund the operating activities of its foreign subsidiaries and for further investment in foreign operations. Generally, the Company has considered such cash to be permanently reinvested in its foreign operations and the Company’s current plans do not demonstrate a need to repatriate such cash to fund U.S. operations. However, in the event that these funds are needed to fund U.S. operations or to satisfy U.S. obligations, they generally could be repatriated. The repatriation of these funds may cause the Company to incur additional U.S. income tax expense, dependent on income tax laws and other circumstances at the time any such amounts are repatriated.
Net cash of $43.0 million was provided by operating activities in the six months ended June 30, 2023, compared to $22.4 million in the prior-year period, with the year-over-year increase primarily due to working capital improvements and higher net income, partially offset by increased rental fleet investments to support strong demand for rentals and used equipment and higher tax payments.
Net cash of $71.4 million was used for investing activities in the six months ended June 30, 2023, compared to $46.0 million in the prior-year period. During the six months ended June 30, 2023, the Company paid initial consideration of $42.6 million and $13.4 million to acquire Trackless and Blasters, respectively, and funded $15.7 million of capital expenditures. During the six months ended June 30, 2022, the Company completed the purchase of its University Park, Illinois manufacturing facility for $27.8 million, funded $13.7 million of other capital expenditures, paid $4.3 million to acquire certain distribution rights from dealers, and paid $1.6 million to fund a post-closing adjustment related to the Deist acquisition.
Net cash of $29.2 million was provided by financing activities in the six months ended June 30, 2023, compared to $14.9 million in the prior-year period. In the six months ended June 30, 2023, the Company increased debt borrowings by $44.7 million, funded cash dividends of $11.6 million and redeemed $5.4 million of stock in order to remit funds to tax authorities to satisfy employees’ tax withholdings following the vesting of stock-based compensation and the exercise of stock options. During the six months ended June 30, 2023, the Company also paid $0.5 million to settle the contingent consideration obligation due to the former owners of MRL, and received $2.0 million from stock option exercises. In the six months ended June 30, 2022, the Company increased debt borrowings by $44.1 million, funded cash dividends and share repurchases of $10.9 million and $16.1 million, respectively, and redeemed $2.5 million of stock in order to remit funds to tax authorities to satisfy employees’ tax withholdings following the vesting of stock-based compensation and the exercise of stock options.
The Company is subject to certain net leverage ratio and interest coverage ratio financial covenants under the 2022 Credit Agreement that are measured at each fiscal quarter-end. The Company was in compliance with all such covenants as of June 30, 2023.
The Company anticipates that capital expenditures for 2023 will be in the range of $27 million to $30 million.
The Company believes that its financial resources and major sources of liquidity, including cash flow from operations and increased borrowing capacity, will be adequate to meet its operating needs, capital needs and financial commitments.
Contractual Obligations and Off-Balance Sheet Arrangements
During the six months ended June 30, 2023, there have been no material changes in the Company’s contractual obligations and off-balance sheet arrangements as described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk.
See Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. During the six months ended June 30, 2023, there have been no significant changes in our exposure to market risk.
Item 4.     Controls and Procedures.
As required by Rule 13a-15 under the Exchange Act, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of June 30, 2023. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2023.
As a matter of practice, the Company’s management continues to review and document internal control and procedures for financial reporting. From time to time, the Company may make changes aimed at enhancing the effectiveness of the controls and ensuring that the systems evolve with the business. SEC guidance permits management to omit an assessment of internal control over financial reporting for an acquired business from management’s assessment of internal control over financial reporting for a period not to exceed one year from the date of the acquisition. During the six months ended June 30, 2023, the Company completed the acquisitions of Trackless and Blasters. As of June 30, 2023, management has not yet fully assessed Trackless’ or Blasters’ internal control over financial reporting. Excluding the acquisitions of Trackless and Blasters, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting during the six months ended June 30, 2023.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides a summary of the Company’s repurchase activity for its common stock during the three months ended June 30, 2023:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (a)
April 2023 (4/2/23 - 5/6/23)	—	$—	—	$59,052,829
May 2023 (5/7/23 - 6/3/23)	—	—	—	59,052,829
June 2023 (6/4/23 - 7/1/23)	—	—	—	59,052,829
(a)    In March 2020, the Board authorized a stock repurchase program of up to $75.0 million of the Company’s common stock, with the remaining authorization under our previously described repurchase program adopted in 2014 being subject to the March 2020 program.
Item 3.    Defaults upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
On July 27, 2023, the Company issued a press release announcing its financial results for the three and six months ended June 30, 2023. The presentation slides for the second quarter 2023 earnings call were also posted on the Company’s website at that time. The full text of the second quarter financial results press release and earnings presentation are attached hereto as Exhibits 99.1 and 99.2, respectively, to this Form 10-Q.

Item 6.    Exhibits.

3.1	Restated Certificate of Incorporation of the Company. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed April 30, 2010.

3.2	Amended and Restated By-laws of the Company. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed February 9, 2016.

31.1	CEO Certification under Section 302 of the Sarbanes-Oxley Act.

31.2	CFO Certification under Section 302 of the Sarbanes-Oxley Act.

32.1	CEO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act.

32.2	CFO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act.

99.1	Second Quarter Financial Results Press Release, Dated July 27, 2023.

99.2	Second Quarter Earnings Call Presentation Slides.

101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURE
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Signal Corporation

Date:	July 27, 2023	/s/ Ian A. Hudson
Ian A. Hudson
Senior Vice President and Chief Financial Officer (Principal Financial Officer)