Form 10-Q
period 2023-09-30
FEDERAL SIGNAL CORP /DE/
filed 2023-11-02
CIK 277509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of October 31, 2023, the number of shares outstanding of the registrant’s common stock was 60,928,813.

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

PART I. FINANCIAL INFORMATION
Item 1.     Financial Statements (Unaudited).
FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2023	2022	2023	2022
Net sales	$446.4	$346.4	$1,274.3	$1,043.3
Cost of sales	328.7	263.6	943.5	795.0
Gross profit	117.7	82.8	330.8	248.3
Selling, engineering, general and administrative expenses	50.6	39.8	156.0	125.5
Amortization expense	3.9	3.1	11.4	9.6
Acquisition and integration-related expenses (benefits)	0.7	0.4	2.0	(1.0)
Operating income	62.5	39.5	161.4	114.2
Interest expense, net	5.1	2.7	15.4	5.9
Other expense (income), net	0.3	0.1	1.5	(0.6)
Income before income taxes	57.1	36.7	144.5	108.9
Income tax expense	13.8	4.9	33.5	23.1
Net income	$43.3	$31.8	$111.0	$85.8
Earnings per share:
Basic	$0.71	$0.53	$1.83	$1.42
Diluted	0.71	0.52	1.81	1.40
Weighted average common shares outstanding:
Basic	60.8	60.4	60.7	60.5
Diluted	61.4	61.0	61.4	61.1
See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Net income	$43.3	$31.8	$111.0	$85.8
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(5.1)	(11.9)	(0.4)	(22.1)
Change in unrecognized net actuarial loss and prior service cost related to pension benefit plans, net of income tax expense of $0.3, $0.3, $0.3 and $0.8, respectively	0.9	1.8	0.8	4.9
Change in unrealized gain or loss on interest rate swaps, net of income tax expense (benefit) of $0.0, $0.4, $(0.1) and $1.2, respectively	0.1	1.1	(0.2)	3.4
Total other comprehensive (loss) income	(4.1)	(9.0)	0.2	(13.8)
Comprehensive income	$39.2	$22.8	$111.2	$72.0
See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022
(in millions, except per share data)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$41.0	$47.5
Accounts receivable, net of allowances for doubtful accounts of $2.4 and $2.5, respectively	213.3	173.8
Inventories	330.1	292.7
Prepaid expenses and other current assets	19.3	17.4
Total current assets	603.7	531.4
Properties and equipment, net of accumulated depreciation of $169.9 and $156.4, respectively	188.3	179.3
Rental equipment, net of accumulated depreciation of $51.1 and $45.4, respectively	130.3	109.1
Operating lease right-of-use assets	23.7	24.7
Goodwill	473.6	453.4
Intangible assets, net of accumulated amortization of $66.8 and $55.4, respectively	212.2	208.2
Deferred tax assets	12.1	8.8
Other long-term assets	10.7	9.4
Total assets	$1,654.6	$1,524.3
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term borrowings and finance lease obligations	$3.9	$1.5
Accounts payable	82.4	72.4
Customer deposits	27.6	25.4
Accrued liabilities:
Compensation and withholding taxes	34.5	31.1
Current operating lease liabilities	7.4	6.9
Other current liabilities	46.8	43.2
Total current liabilities	202.6	180.5
Long-term borrowings and finance lease obligations	362.0	361.5
Long-term operating lease liabilities	17.0	18.5
Long-term pension and other postretirement benefit liabilities	38.8	38.9
Deferred tax liabilities	56.7	51.0
Other long-term liabilities	21.6	13.0
Total liabilities	698.7	663.4
Stockholders’ equity:
Common stock, $1 par value per share, 90.0 shares authorized, 69.9 and 69.5 shares issued, respectively	69.9	69.5
Capital in excess of par value	284.7	271.8
Retained earnings	875.5	782.2
Treasury stock, at cost, 9.0 and 8.8 shares, respectively	(190.4)	(178.6)
Accumulated other comprehensive loss	(83.8)	(84.0)
Total stockholders’ equity	955.9	860.9
Total liabilities and stockholders’ equity	$1,654.6	$1,524.3
See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
(in millions)	2023	2022
Operating activities:
Net income	$111.0	$85.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45.1	40.7
Stock-based compensation expense	8.9	7.5
Changes in fair value of contingent consideration	(0.2)	—
Amortization of interest rate swap settlement gain	(1.8)	—
Deferred income taxes	2.0	0.3
Changes in operating assets and liabilities	(74.0)	(101.9)
Net cash provided by operating activities	91.0	32.4
Investing activities:
Purchases of properties and equipment	(21.4)	(45.6)
Payments for acquisition-related activity, net of cash acquired	(55.1)	(6.6)
Other, net	0.8	2.1
Net cash used for investing activities	(75.7)	(50.1)
Financing activities:
Increase in revolving lines of credit, net	4.6	49.9
Purchases of treasury stock	(4.3)	(16.1)
Redemptions of common stock to satisfy withholding taxes related to stock-based compensation	(5.6)	(3.0)
Payments for acquisition-related activity	(0.5)	—
Cash dividends paid to stockholders	(17.7)	(16.4)
Proceeds from stock-based compensation activity	2.3	0.1
Other, net	—	(0.1)
Net cash (used for) provided by financing activities	(21.2)	14.4
Effects of foreign exchange rate changes on cash and cash equivalents	(0.6)	(1.7)
Decrease in cash and cash equivalents	(6.5)	(5.0)
Cash and cash equivalents at beginning of year	47.5	40.5
Cash and cash equivalents at end of period	$41.0	$35.5
See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Three Months Ended September 30, 2023
(in millions)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at July 1, 2023	$69.9	$280.9	$838.3	$(185.5)	$(79.7)	$923.9
Net income			43.3			43.3
Total other comprehensive loss					(4.1)	(4.1)
Cash dividends declared ($0.10 per share)			(6.1)			(6.1)
Stock-based payments:
Stock-based compensation		3.1				3.1
Stock option exercises and other	—	0.7		(0.6)		0.1
Stock repurchase program				(4.3)		(4.3)
Balance at September 30, 2023	$69.9	$284.7	$875.5	$(190.4)	$(83.8)	$955.9

	Three Months Ended September 30, 2022
(in millions)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at July 1, 2022	$69.2	$262.4	$726.7	$(170.2)	$(79.0)	$809.1
Net income			31.8			31.8
Total other comprehensive loss					(9.0)	(9.0)
Cash dividends declared ($0.09 per share)			(5.5)			(5.5)
Stock-based payments:
Stock-based compensation		2.1				2.1
Stock option exercises and other	—	0.6		(1.1)		(0.5)
Balance at September 30, 2022	$69.2	$265.1	$753.0	$(171.3)	$(88.0)	$828.0

	Nine Months Ended September 30, 2023
(in millions)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2023	$69.5	$271.8	$782.2	$(178.6)	$(84.0)	$860.9
Net income			111.0			111.0
Total other comprehensive income					0.2	0.2
Cash dividends declared ($0.29 per share)			(17.7)			(17.7)
Stock-based payments:
Stock-based compensation		8.2				8.2
Stock option exercises and other	0.3	4.8		(4.2)		0.9
Performance share unit transactions	0.1	(0.1)		(3.3)		(3.3)
Stock repurchase program				(4.3)		(4.3)
Balance at September 30, 2023	$69.9	$284.7	$875.5	$(190.4)	$(83.8)	$955.9

	Nine Months Ended September 30, 2022
(in millions)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2022	$68.9	$256.7	$683.6	$(151.0)	$(74.2)	$784.0
Net income			85.8			85.8
Total other comprehensive loss					(13.8)	(13.8)
Cash dividends declared ($0.27 per share)			(16.4)			(16.4)
Stock-based payments:
Stock-based compensation		6.8				6.8
Stock option exercises and other	0.2	1.7		(2.9)		(1.0)
Performance share unit transactions	0.1	(0.1)		(1.3)		(1.3)
Stock repurchase program				(16.1)		(16.1)
Balance at September 30, 2022	$69.2	$265.1	$753.0	$(171.3)	$(88.0)	$828.0

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

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
NOTE 2 – ACQUISITIONS
Acquisitions Completed in 2023
Acquisition of Trackless
On April 3, 2023, the Company completed the acquisition of substantially all the assets and operations of Trackless Vehicles Limited and Trackless Vehicles Asset Corp, including the wholly-owned subsidiary Work Equipment Ltd. (collectively, “Trackless”), a leading Canadian manufacturer of off-road, multi-purpose tractors and attachments. The Company expects that the Trackless acquisition will further bolster its position as an industry leading diversified industrial manufacturer of specialized vehicles for maintenance and infrastructure markets with leading brands of premium, value-adding products, and a strong supporting aftermarket platform.
The assets and liabilities of Trackless have been consolidated into the Company’s Condensed Consolidated Balance Sheet as of September 30, 2023, and the post-acquisition results of operations have been included in the Condensed Consolidated Statements of Operations, within the Environmental Solutions Group.
The initial cash consideration paid by the Company to acquire Trackless was C$56.3 million (approximately $41.9 million), inclusive of certain closing adjustments, of which C$1.0 million (approximately $0.7 million) was received in the three months ended September 30, 2023. In addition, there is a contingent earn-out payment of up to C$6.0 million (approximately $4.5 million), based upon the achievement of certain financial targets over a specified performance period. The purchase price was funded through existing cash and borrowings under the Company’s credit agreement.
The acquisition is being accounted for in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations. Accordingly, the total purchase price has been allocated on a preliminary basis to assets acquired and liabilities assumed in connection with the acquisition based on their estimated fair values as of the completion of the acquisition. A single estimate of fair value results from a complex series of judgments about future events and uncertainties and relies heavily on estimates and assumptions. The Company’s judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact the Company’s results of operations. The Company’s purchase price allocation as of September 30, 2023 reflects various provisional estimates that were based on the information that was available as of the acquisition date and the filing date of this Form 10-Q. The Company believes that information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed; however, the determination of those fair values is not yet finalized. Thus, the preliminary measurements of fair value set forth in the table below are subject to change during the measurement period as valuations are finalized. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practicable.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
The following table summarizes the preliminary fair value of assets acquired and liabilities assumed as of the acquisition date:

(in millions)
Purchase price, inclusive of closing adjustments	$41.9
Estimated fair value of additional consideration (a)	4.5
Total consideration	46.4

Accounts receivable	4.7
Inventories	14.3
Prepaid expenses and other current assets	0.1
Rental equipment	1.6
Properties and equipment	4.4
Customer relationships (b)	10.5
Trade names (c)	2.8
Other intangible assets	1.3
Accounts payable	(1.5)
Accrued liabilities	(0.5)
Net assets acquired	37.7

Goodwill (d)	$8.7
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
In the period between the April 3, 2023 closing date and September 30, 2023, Trackless generated $19.6 million of net sales and $4.3 million of operating income, before elimination of intercompany transactions.
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
The assets and liabilities of Blasters have been consolidated into the Company’s Condensed Consolidated Balance Sheet as of September 30, 2023, and the post-acquisition results of operations have been included in the Condensed Consolidated Statements of Operations, within the Environmental Solutions Group.
The initial cash consideration paid by the Company to acquire Blasters was $13.0 million, inclusive of certain closing adjustments, of which $0.2 million was received in October 2023. In addition, there is a contingent earn-out payment of up to $8.0 million, based upon the achievement of certain financial targets over a specified performance period. The purchase price was funded through existing cash and borrowings under the Company’s credit agreement.
The acquisition is being accounted for in accordance with ASC 805, Business Combinations. The Company’s purchase price allocation as of September 30, 2023 reflects various provisional estimates that were based on the information that was available as of the acquisition date and the filing date of this Form 10-Q. The Company believes that information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed; however, the determination of those fair values is not yet finalized. Thus, the preliminary measurements of fair value set forth in the table below are subject to change during the measurement period as valuations are finalized. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practicable.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
The following table summarizes the preliminary fair value of assets acquired and liabilities assumed as of the acquisition date:

(in millions)
Purchase price, inclusive of closing adjustments	$13.0
Estimated fair value of additional consideration (a)	4.0
Total consideration	17.0

Accounts receivable	0.7
Inventories	4.6
Prepaid expenses and other current assets	0.1
Properties and equipment	1.1
Operating lease right-of-use assets (b)	1.1
Customer relationships (c)	5.3
Trade names (d)	2.6
Other intangible assets	0.3
Operating lease liabilities (b)	(1.1)
Accounts payable	(0.9)
Accrued liabilities	(0.5)
Customer deposits	(0.5)
Finance lease obligations	(0.1)
Net assets acquired	12.7

Goodwill (e)	$4.3
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
In the period between the January 3, 2023 closing date and September 30, 2023, Blasters generated $14.4 million of net sales and $1.0 million of operating income.
The 2023 acquisitions of Trackless and Blasters would not have been material to the Company’s net sales or results of operations for the three and nine months ended September 30, 2022, either individually or in the aggregate. Accordingly, the Company’s consolidated results do not differ materially from historical performance as a result of the acquisitions, and therefore, unaudited pro-forma results are not presented.
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
During the nine months ended September 30, 2023, the Company recognized measurement period adjustments, which primarily resulted from obtaining a third-party valuation of acquired intangible assets, that resulted in a $7.5 million increase to the

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
carrying value of Goodwill from the $12.9 million previously recorded as of December 31, 2022, with a corresponding reduction in the carrying value of acquired intangible assets. The measurement period adjustments did not have a material impact on the Company’s Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2023. As of September 30, 2023, the Company’s purchase price allocation for the TowHaul acquisition is considered to be final.
The following table summarizes the fair value of assets acquired and liabilities assumed as of the acquisition date:

(in millions)
Purchase price, inclusive of closing adjustments	$43.3
Total consideration	43.3

Accounts receivable	1.5
Inventories	4.7
Properties and equipment	6.1
Customer relationships (a)	6.9
Trade names (b)	5.7
Other intangible assets	1.0
Accounts payable	(0.1)
Accrued liabilities	(0.5)
Customer deposits	(2.4)
Net assets acquired	22.9

Goodwill (c)	$20.4
(a)    Represents the fair value assigned to customer relationships, which are considered to be definite-lived intangible assets, with an estimated useful life of 6 years.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
NOTE 3 – REVENUE RECOGNITION
The following table presents the Company’s Net sales disaggregated by geographic region, based on the location of the end customer, and by major product line:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Geographic Region:
U.S.	$340.0	$275.9	$988.0	$840.1
Canada	67.1	44.9	180.4	131.2
Europe/Other	39.3	25.6	105.9	72.0
Total net sales	$446.4	$346.4	$1,274.3	$1,043.3
Major Product Line:
Environmental Solutions
Vehicles and equipment (a)	$290.5	$214.8	$820.8	$668.0
Parts	53.8	44.1	168.2	130.0
Rental income (b)	13.8	14.4	41.7	40.2
Other (c)	14.9	11.5	34.1	27.1
Total	373.0	284.8	1,064.8	865.3
Safety and Security Systems
Public safety and security equipment	44.2	36.3	126.8	109.9
Industrial signaling equipment	17.8	16.7	55.1	46.0
Warning systems	11.4	8.6	27.6	22.1
Total	73.4	61.6	209.5	178.0
Total net sales	$446.4	$346.4	$1,274.3	$1,043.3
(a)    Includes net sales from the sale of new and used vehicles and equipment, including sales of rental equipment.
(b)    Represents income from vehicle and equipment lease arrangements with customers.
(c)    Primarily includes revenues from services, such as maintenance and repair work, and the sale of extended warranty contracts.
Contract Balances
The Company recognizes contract liabilities when cash payments, such as customer deposits, are received in advance of the Company’s satisfaction of the related performance obligations. Contract liabilities are recognized as Net sales when the related performance obligations are satisfied, which generally occurs within three to six months of the cash receipt. Contract liability balances are not materially impacted by any other factors. The Company’s contract liabilities were $30.9 million and $28.9 million as of September 30, 2023 and December 31, 2022, respectively. Contract assets, such as unbilled receivables, were not material as of any of the periods presented herein.
NOTE 4 – INVENTORIES
The following table summarizes the components of Inventories:

(in millions)	September 30, 2023	December 31, 2022
Finished goods	$121.4	$97.5
Raw materials	172.3	164.3
Work in process	36.4	30.9
Total inventories (a)	$330.1	$292.7
(a) Amounts at September 30, 2023 include inventories acquired in the acquisitions of Blasters and Trackless - See Note 2 - Acquisitions.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
NOTE 5 – DEBT
The following table summarizes the components of Long-term borrowings and finance lease obligations:

(in millions)	September 30, 2023	December 31, 2022
2022 Credit Agreement (a)	$364.2	$361.0
Finance lease obligations	1.7	2.0
Total borrowings and finance lease obligations, including current portion	365.9	363.0
Less: Current borrowings	3.1	0.8
Less: Current finance lease obligations	0.8	0.7
Total long-term borrowings and finance lease obligations	$362.0	$361.5
(a)     Defined as the Third Amended and Restated Credit Agreement, dated October 21, 2022, as amended.
As more fully described within Note 13 – Fair Value Measurements, the Company uses a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The fair value of the Company’s borrowings and finance lease obligations is based on interest rates that we believe are currently available to us for issuance of debt with similar terms and remaining maturities (Level 2 input). The carrying amounts of the Company’s borrowings and finance lease obligations approximate their fair values as of September 30, 2023 and December 31, 2022.
The 2022 Credit Agreement is a senior secured credit facility which provides the Company and certain of its foreign subsidiaries access to an aggregate principal amount of $800 million, consisting of (i) a revolving credit facility in an amount up to $675 million (the “Revolver”) and (ii) a term loan facility in an amount up to $125 million. The 2022 Credit Agreement matures on October 21, 2027.
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
The Company is subject to certain net leverage ratio and interest coverage ratio financial covenants under the 2022 Credit Agreement that are measured at each fiscal quarter-end. The Company was in compliance with all such covenants as of September 30, 2023.
As of September 30, 2023, there was $364.2 million of cash drawn and $11.2 million of undrawn letters of credit under the 2022 Credit Agreement, with $424.6 million of net availability for borrowings. As of December 31, 2022, there was $361.0 million cash drawn and $11.2 million of undrawn letters of credit under the 2022 Credit Agreement, with $427.8 million of net availability for borrowings.
The following table summarizes the gross borrowings and gross payments under the Company’s credit facilities:

	Nine Months Ended September 30,
(in millions)	2023	2022
Gross borrowings	$134.3	$85.7
Gross payments	129.7	35.8
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

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
As a result of the application of hedge accounting treatment, all unrealized gains and losses related to the derivative instruments are recorded in Accumulated other comprehensive loss and are reclassified into operations in the same period in which the hedged transaction affects earnings. Hedge effectiveness is assessed quarterly. The Company does not use derivative instruments for trading or speculative purposes.
The fair value of the Company’s interest rate swaps is derived from a discounted cash flow analysis based on the terms of the contract and the interest rate curve (Level 2 inputs) and measured on a recurring basis in our Condensed Consolidated Balance Sheets.
At September 30, 2023 and December 31, 2022, the fair value of the Company’s interest rate swaps was an asset of $1.2 million and a liability of $0.3 million, which were included in Other long-term assets and Other long-term liabilities on the Condensed Consolidated Balance Sheets, respectively. During the three and nine months ended September 30, 2023, unrealized pre-tax gains of $0.6 million and $1.5 million, respectively, were recorded in Accumulated other comprehensive loss. During the three and nine months ended September 30, 2022, unrealized pre-tax gains $1.6 million and $4.7 million, respectively, were recorded in Accumulated other comprehensive loss. No ineffectiveness was recorded in either period.
In connection with entering into the 2022 Credit Agreement in October 2022, the Company terminated an interest rate swap initially entered into in 2019, receiving proceeds of $4.3 million upon settlement. The settlement gain was recorded in Accumulated other comprehensive loss and is being amortized into earnings ratably through the original maturity date of July 30, 2024. During the three and nine months ended September 30, 2023, the Company recognized non-cash settlement gains of $0.6 million and $1.8 million, respectively, as a component of Interest expense, net on the Condensed Consolidated Statements of Operations. At September 30, 2023 and December 31, 2022, an unrealized settlement gain of $2.0 million and $3.8 million, respectively, was included in Accumulated other comprehensive loss on the Condensed Consolidated Balance Sheets.
NOTE 6 – GOODWILL AND OTHER INTANGIBLE ASSETS
The following table summarizes the carrying amount of goodwill, and the changes in the carrying amount of goodwill in the nine months ended September 30, 2023, by segment:

(in millions)	Environmental Solutions	Safety & Security Systems	Total
Balance at January 1, 2023	$343.8	$109.6	$453.4
Acquisitions, including measurement period adjustments	20.5	—	20.5
Translation adjustments	—	(0.3)	(0.3)
Balance at September 30, 2023	$364.3	$109.3	$473.6
The following table summarizes the gross carrying amount and accumulated amortization of intangible assets for each major class of intangible assets:

	September 30, 2023			December 31, 2022
(in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Definite-lived intangible assets:
Customer relationships (a)	$162.3	$(62.7)	$99.6	$153.7	$(52.0)	$101.7
Other (a)	8.2	(4.1)	4.1	5.7	(3.4)	2.3
Total definite-lived intangible assets	170.5	(66.8)	103.7	159.4	(55.4)	104.0
Indefinite-lived intangible assets:
Trade names	104.2	—	104.2	99.9	—	99.9
Other	4.3	—	4.3	4.3	—	4.3
Total indefinite-lived intangible assets	108.5	—	108.5	104.2	—	104.2
Total intangible assets	$279.0	$(66.8)	$212.2	$263.6	$(55.4)	$208.2
(a)    Average useful life of customer relationships and other definite-lived intangible assets are estimated to be approximately 12 years and 6 years, respectively. The average useful life across all definite-lived intangible assets is estimated to be approximately 11 years.
The table above includes preliminary estimates of the fair value and useful lives of certain definite and indefinite-lived

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
intangible assets related to the acquisitions of Trackless and Blasters, which were completed during the second quarter of 2023, and the first quarter of 2023, respectively. As further described in Note 2 – Acquisitions, the preliminary measurements of fair value included in the table above are subject to change during the measurement period as the applicable third-party valuations are finalized.
Amortization expense for the three months ended September 30, 2023 and 2022 was $3.9 million and $3.1 million, respectively. Amortization expense for the nine months ended September 30, 2023 and 2022 was $11.4 million and $9.6 million, respectively.
The Company currently estimates that aggregate amortization expense will be approximately $3.9 million for the remainder of 2023, $15.5 million in 2024, $15.5 million in 2025, $15.3 million in 2026, $14.4 million in 2027, and $39.1 million thereafter. Actual amounts of amortization may differ from estimated amounts due to changes in foreign currency rates, measurement period adjustments for the Trackless and Blasters acquisitions, impairment of intangible assets and other events.
NOTE 7 – INCOME TAXES
The Company recognized income tax expense of $13.8 million and $4.9 million for the three months ended September 30, 2023 and 2022, respectively. The increase in tax expense in the current-year quarter was largely due to higher pre-tax income levels and the non-recurrence of certain discrete tax benefits recognized in the prior-year quarter. During the three months ended September 30, 2022, the Company recognized a $2.7 million tax benefit from the release of a valuation allowance that had previously been recorded against deferred tax assets associated with foreign tax credits in the U.S., and a $1.1 million tax benefit associated with the release of a valuation allowance in the U.K. Including these items, the Company’s effective tax rate for the three months ended September 30, 2023 was 24.2%, compared to 13.4% in the prior-year quarter.
For the nine months ended September 30, 2023 and 2022, the Company recognized income tax expense of $33.5 million and $23.1 million, respectively. The increase in tax expense in the current-year period was largely due to higher pre-tax income levels and the non-recurrence of the discrete tax benefits recognized in the prior-year quarter, partially offset by a $1.7 million increase in excess tax benefits associated with stock-based compensation activity and a $0.6 million benefit associated with changes in tax reserves. Including these items, the Company’s effective tax rate for the nine months ended September 30, 2023 was 23.2%, compared to 21.2% in the prior-year period.
During the nine months ended September 30, 2023, the Company filed amended U.S. federal income tax returns for the 2015 through 2018 tax years to claim a worthless stock deduction. As of September 30, 2023, the aggregate refund claim associated with the worthless stock deduction was $13.4 million, including interest of $1.6 million, and the Company recognized an offsetting increase to its liability for unrecognized tax benefits.
NOTE 8 – PENSIONS
The following table summarizes the components of Net periodic pension expense (benefit):

	U.S. Benefit Plan				Non-U.S. Benefit Plan
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022	2023	2022	2023	2022
Service cost	$—	$—	$—	$—	$0.1	$0.1	$0.1	$0.1
Interest cost	1.6	1.2	4.6	3.3	0.3	0.2	1.1	0.6
Amortization of actuarial loss	0.4	0.6	1.0	1.7	0.2	0.2	0.7	0.5
Amortization of prior service cost	—	—	—	—	0.1	—	0.1	0.1
Expected return on plan assets	(1.9)	(1.7)	(5.7)	(5.2)	(0.6)	(0.5)	(1.6)	(1.5)
Net periodic pension expense (benefit)	$0.1	$0.1	$(0.1)	$(0.2)	$0.1	$—	$0.4	$(0.2)
The items that comprise Net periodic pension expense (benefit), other than service cost, are included as a component of Other expense (income), net on the Condensed Consolidated Statements of Operations.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
NOTE 9 – COMMITMENTS AND CONTINGENCIES
Financial Commitments
The Company provides indemnifications and other guarantees in the ordinary course of business, the terms of which range in duration and often are not explicitly defined. Specifically, the Company is occasionally required to provide letters of credit and bid and performance bonds to various customers, principally to act as security for retention levels related to casualty insurance policies and to guarantee the performance of subsidiaries that engage in export and domestic transactions. At September 30, 2023, the Company had outstanding performance and financial standby letters of credit, as well as outstanding bid and performance bonds, aggregating to $25.6 million. If any such letters of credit or bonds are called, the Company would be obligated to reimburse the issuer of the letter of credit or bond. The Company believes the likelihood of any currently outstanding letter of credit or bond being called is remote.
The Company has transactions involving the sale of equipment to certain of its customers which include (i) guarantees to repurchase the equipment for a fixed price at a future date and (ii) guarantees to repurchase the equipment from the third-party lender in the event of default by the customer. As of September 30, 2023, both the single year and maximum potential cash payments the Company could be required to make to repurchase equipment under these agreements amounted to $1.4 million. The Company’s risk under these repurchase arrangements would be partially mitigated by the value of the products repurchased as part of the transaction. Historical cash requirements and losses associated with these obligations have not been significant but could increase if customer defaults exceed current expectations.
The Company has certain lease agreements for facilities owned by affiliates which include provisions requiring the Company to guarantee any remaining lease payments in the event of default. As of September 30, 2023, the total amount of future payments guaranteed under these agreements was approximately $0.9 million. The Company believes the likelihood of defaulting on these leases is remote.
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
The following table summarizes the changes in the Company’s warranty liabilities during the nine months ended September 30, 2023 and 2022:

(in millions)	2023	2022
Balance at January 1	$9.3	$9.7
Provisions to expense	5.7	5.3
Acquisitions	0.1	—
Payments	(5.8)	(5.9)
Balance at September 30	$9.3	$9.1
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
Hearing Loss Litigation
The Company has been sued for monetary damages by firefighters claiming that exposure to the Company’s sirens impaired their hearing and the sirens are therefore defective. Between 1999 and 2013, 40 cases were filed on behalf of a total of 2,816 plaintiffs in the Circuit Court of Cook County, Illinois. The trial of the first 27 of these plaintiffs’ claims occurred in 2008, whereby a Cook County jury returned a unanimous verdict in favor of the Company. In 2009, a trial was held on behalf of nine Chicago firefighter plaintiffs and concluded with a verdict for the plaintiffs in varying amounts totaling $0.4 million. Following appeals, the Company satisfied the judgments, resulting in the final dismissal of the cases. A third consolidated trial involving eight Chicago firefighter plaintiffs occurred in November 2011. The jury returned a unanimous verdict in favor of the Company. Thereafter, the trial court scheduled a fourth consolidated trial involving three firefighter plaintiffs. Prior to trial, the claims of two of the firefighter plaintiffs were dismissed, and on December 17, 2012, the jury entered a complete defense verdict for the Company. On December 20, 2021, the parties executed a settlement agreement to resolve claims of approximately 462 firefighters still involved in the litigation, agreeing to pay a lump sum of $0.2 million based upon an assessment of firefighters who met minimal bilateral hearing loss standards. The estimated settlement amount was accrued by the Company. The settlement agreement did not require the payment of any attorney fees by the Company and provided that plaintiffs’ attorney would withdraw from representing firefighters who did not agree to the settlement. In July 2022, the Company issued the settlement payment for eligible plaintiffs who submitted a release. The claims of all other eligible plaintiffs were dismissed for want of prosecution on August 5, 2022.
The Company also filed motions to dismiss cases involving firefighters who worked for fire departments located outside of Illinois based on improper venue. On February 24, 2017, the Circuit Court of Cook County dismissed the cases of 1,770 such firefighter plaintiffs. In 2017, the Company entered into a global settlement agreement (the “2017 Settlement Agreement”) with two attorneys who represented approximately 1,090 of these plaintiffs offering to pay $700 per plaintiff to settle these cases, and 717 plaintiffs accepted this offer as a final settlement. The 2017 Settlement Agreement did not require the payment of any attorney fees by the Company. The attorneys representing these plaintiffs agreed to withdraw from representing plaintiffs who did not respond to the settlement offer. It is the Company’s position that the non-settling plaintiffs who failed to timely refile their cases are barred from doing so by the statute of limitations.
The Company was also sued on this issue outside of the Cook County, Illinois venue. Between 2007 and 2009, lawsuits involving 71 plaintiffs were filed in the Court of Common Pleas, Philadelphia County, Pennsylvania. Three of these cases were dismissed pursuant to pretrial motions, one case was voluntarily dismissed, and others were settled for nominal sums. Three trials were held in these cases. In the first trial, a jury returned a verdict for the plaintiff, finding that the Company’s siren was not defectively designed but that the Company negligently constructed the siren. The jury awarded damages in an amount less than $0.1 million. In 2010, a jury returned a defense verdict for the Company as to the claims of nine plaintiffs. In a third trial, the jury returned a defense verdict for the Company as to the claims of nine plaintiffs. Following the defense verdicts in the last two Philadelphia trials, in order to avoid the inconvenience, uncertainty and distraction of the lawsuits, the Company entered into a global settlement agreement (the “2010 Settlement Agreement”) on behalf of 1,125 claimants (the “Claimants”). The 2010 Settlement Agreement provided that the Company pay a total amount of $3.8 million to settle the claims (including the costs, fees and other expenses of the law firm in connection with its representation of the Claimants), subject to certain terms, conditions and procedures set forth in the 2010 Settlement Agreement. On April 22, 2011, the Company confirmed that the terms and conditions of the 2010 Settlement Agreement had been met and made an adjusted payment of $3.6 million to conclude the settlement. The amount was based upon the Company’s receipt of 1,069 signed releases provided by Claimants. The Company generally denies the allegations made in the lawsuits and denies that its products caused any injuries to the Claimants.
From 2007 through 2009, firefighters also brought hearing loss claims against the Company in New Jersey, Missouri, Maryland and Kings County, New York, all of which were dismissed prior to trial.
In 2012, 20 new cases were filed in Philadelphia on behalf of 20 Philadelphia firefighters against various defendants in addition to the Company. Five of these cases were dismissed. The first trial involving these cases occurred in December 2014 and involved three firefighter plaintiffs. The jury returned a verdict in favor of the Company. Following the trial, the parties agreed to settle cases involving seven firefighter plaintiffs for nominal amounts.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
In January 2015, plaintiffs’ attorneys filed two new complaints in Philadelphia on behalf of approximately 70 additional firefighter plaintiffs. One of the complaints, which involved 11 firefighter plaintiffs from the District of Columbia, was removed to federal court in the Eastern District of Pennsylvania. Plaintiffs voluntarily dismissed all claims in that case on May 31, 2016. The Company thereafter moved to recover fees and costs in this case, asserting that plaintiffs’ counsel failed to properly investigate the claims prior to filing suit. The Court granted the motion, awarding $0.1 million to the Company, and the United States Court of Appeals for the Third Circuit affirmed the decision awarding fees and costs to the Company. The Court granted the Company’s motion to dismiss the remaining out-of-state firefighters. In 2015, another nine new cases involving a total of 193 firefighters were filed in Philadelphia. The court dismissed all claims filed by out-of-state firefighters, a decision affirmed by the appellate court.
In 2016 and 2017, plaintiffs filed new cases involving a total of 155 Philadelphia firefighters in Philadelphia state court, and the cases were transferred to the mass tort program in Philadelphia for pretrial purposes. In November 2017, a trial involving one Philadelphia firefighter occurred, and the jury returned a verdict in favor of the Company.
In 2014, an action was brought in the Court of Common Pleas of Erie County, Pennsylvania on behalf of 61 firefighters against various defendants in addition to the Company. Also in 2014, 20 lawsuits involving a total of 193 Buffalo Fire Department firefighters were filed in the Supreme Court of the State of New York, Erie County. In 2015, the Company was served with a complaint filed in Union County, New Jersey state court, involving 34 New Jersey firefighters. In 2016, nine cases were filed in Suffolk County, Massachusetts state court, naming the Company as a defendant. These cases involved 194 firefighters who lived and worked in the Boston area. In 2017, plaintiffs’ attorneys filed additional hearing loss cases in Florida. Prior to a dismissal of these cases pursuant to the Tolling Agreement discussed below, there was a total of 1084 firefighters involved in these cases.
In 2013, cases were filed in Allegheny County, Pennsylvania on behalf of 247 plaintiff firefighters from Pittsburgh and against various defendants including the Company. In 2016, cases were filed against an additional 19 Pittsburgh firefighters. After the Company filed pretrial motions, the Court dismissed claims of 55 Pittsburgh firefighter plaintiffs. Prior to the first scheduled trial, the Court granted the Company’s motion for summary judgment and dismissed all claims asserted by plaintiff firefighters involved in this trial. Following an appeal by the plaintiff firefighters, the appellate court affirmed this dismissal. A jury rendered a verdict in favor of the Company in 2017.
In 2017, five cases involving 70 firefighter plaintiffs were filed in Lackawanna County, Pennsylvania.
A second trial involving Pittsburgh firefighters began in 2018. At the outset of this trial, plaintiffs’ attorneys, who represent all firefighters who filed cases in Allegheny County, Philadelphia, Buffalo, New Jersey, Massachusetts, and Florida requested that the Company consider settlement of various cases. In March 2018, the parties agreed in principle on a framework (the “Settlement Framework”) to resolve hearing loss claims and cases in all jurisdictions involved in the hearing loss litigation except Cook County, Illinois and Lackawanna County, Pennsylvania and a case involving one firefighter in New York City, cases being handled by different attorneys. The Company later settled the cases in Lackawanna County and settled the case involving one firefighter in New York City for nominal amounts.
In order to minimize the parties’ respective legal costs and expenses during this settlement process, on July 5, 2018, the parties entered into a tolling agreement (the “Tolling Agreement”). Pursuant to the Tolling Agreement, counsel for the settling firefighters agreed to dismiss the pending lawsuits in all jurisdictions except for the Allegheny County (Pittsburgh), Pennsylvania cases, and the Company agreed to a tolling of any statute of limitations applicable to the dismissed cases. The Tolling Agreement continued in place until the parties executed a global settlement agreement (the “2019 Settlement Agreement”) on November 4, 2019. After execution of the 2019 Settlement Agreement, the Allegheny County (Pittsburgh) cases were dismissed.
Pursuant to the Settlement Framework, the Company would pay $700 to each firefighter who filed a lawsuit and is eligible to be part of the settlement and $300 to each firefighter who has not yet filed a case and is eligible to be part of the settlement. To be eligible for settlement, among other things, firefighters must provide proof that they have high frequency noise-induced hearing loss. There are approximately 2,160 firefighters whose claims may be considered as part of this settlement, including approximately 921 firefighters who have ongoing filed lawsuits. The Settlement Framework was finalized in the 2019 Settlement Agreement. The 2019 Settlement Agreement requires plaintiffs’ attorneys to withdraw from representing firefighters who elect not to participate in the settlement and does not include the payment of any attorney fees by the Company. Pursuant to the 2019 Settlement Agreement, the parties are now in the process of determining how many of the approximately 2,160 firefighters will be eligible to participate in the settlement.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
As of September 30, 2023, the Company has recognized an estimated liability for the potential settlement amount under the Settlement Framework. While it is reasonably possible that the ultimate resolution of this matter may result in a loss in excess of the amount accrued, the incremental loss is not expected to be material.
NOTE 10 – EARNINGS PER SHARE
The Company computes earnings per share (“EPS”) in accordance with ASC 260, Earnings per Share, which requires that non-vested restricted stock containing non-forfeitable dividend rights should be treated as participating securities pursuant to the two-class method. Under the two-class method, net income is reduced by the amount of dividends declared in the period for common stock and participating securities. The remaining undistributed earnings are then allocated to common stock and participating securities as if all of the net income for the period had been distributed. The amounts of distributed and undistributed earnings allocated to participating securities for the three and nine months ended September 30, 2023 and 2022 were insignificant and did not materially impact the calculation of basic or diluted EPS.
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
For both the three and nine months ended September 30, 2023, options to purchase 0.1 million shares of the Company’s common stock had an anti-dilutive effect on EPS, and accordingly, were excluded from the calculation of diluted EPS. For both the three and nine months ended September 30, 2022, options to purchase 0.3 million shares of the Company’s common stock had an anti-dilutive effect on EPS, and accordingly, were excluded from the calculation of diluted EPS.
The following table reconciles Net income to basic and diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2023	2022	2023	2022
Net income	$43.3	$31.8	$111.0	$85.8
Weighted average shares outstanding – Basic	60.8	60.4	60.7	60.5
Dilutive effect of common stock equivalents	0.6	0.6	0.7	0.6
Weighted average shares outstanding – Diluted	61.4	61.0	61.4	61.1
Earnings per share:
Basic	$0.71	$0.53	$1.83	$1.42
Diluted	0.71	0.52	1.81	1.40
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
On July 24, 2023, the Board declared a quarterly cash dividend of $0.10 per common share. The dividend totaled $6.1 million and was distributed on September 1, 2023 to stockholders of record at the close of business on August 18, 2023.
During the three and nine months ended September 30, 2022, dividends of $5.5 million and $16.4 million, respectively, were paid to stockholders.
On October 24, 2023, the Board declared a quarterly cash dividend of $0.10 per common share payable on December 1, 2023 to

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
stockholders of record at the close of business on November 17, 2023.
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
During the three and nine months ended September 30, 2023, the Company repurchased 72,468 shares for a total of $4.3 million under its stock repurchase programs.
No shares were repurchased during the three months ended September 30, 2022. During the nine months ended September 30, 2022, the Company repurchased 472,381 shares for a total of $16.1 million.
Accumulated Other Comprehensive Loss
The following tables summarize the changes in each component of Accumulated other comprehensive loss, net of tax in the three months ended September 30, 2023 and 2022:

(in millions) (a)	Actuarial Losses	Prior Service Costs	Foreign Currency Translation	Interest Rate Swaps	Total
Balance at July 1, 2023	$(68.7)	$(2.0)	$(11.3)	$2.3	$(79.7)
Other comprehensive income (loss) before reclassifications	0.3	—	(5.1)	0.8	(4.0)
Amounts reclassified from accumulated other comprehensive loss	0.5	0.1	—	(0.7)	(0.1)
Net current-period other comprehensive income (loss)	0.8	0.1	(5.1)	0.1	(4.1)
Balance at September 30, 2023	$(67.9)	$(1.9)	$(16.4)	$2.4	$(83.8)

(in millions) (a)	Actuarial Losses	Prior Service Costs	Foreign Currency Translation	Interest Rate Swaps	Total
Balance at July 1, 2022	$(65.1)	$(2.1)	$(13.6)	$1.8	$(79.0)
Other comprehensive income (loss) before reclassifications	1.0	0.2	(11.9)	1.0	(9.7)
Amounts reclassified from accumulated other comprehensive loss	0.6	—	—	0.1	0.7
Net current-period other comprehensive income (loss)	1.6	0.2	(11.9)	1.1	(9.0)
Balance at September 30, 2022	$(63.5)	$(1.9)	$(25.5)	$2.9	$(88.0)
(a)    Amounts in parentheses indicate losses.
The following tables summarize the changes in each component of Accumulated other comprehensive loss, net of tax in the nine months ended September 30, 2023 and 2022:

(in millions) (a)	Actuarial Losses	Prior Service Costs	Foreign Currency Translation	Interest Rate Swaps	Total
Balance at January 1, 2023	$(68.6)	$(2.0)	$(16.0)	$2.6	$(84.0)
Other comprehensive (loss) income before reclassifications	(0.6)	—	(0.4)	1.5	0.5
Amounts reclassified from accumulated other comprehensive loss	1.3	0.1	—	(1.7)	(0.3)
Net current-period other comprehensive income (loss)	0.7	0.1	(0.4)	(0.2)	0.2
Balance at September 30, 2023	$(67.9)	$(1.9)	$(16.4)	$2.4	$(83.8)

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

(in millions) (a)	Actuarial Losses	Prior Service Costs	Foreign Currency Translation	Interest Rate Swaps	Total
Balance at January 1, 2022	$(67.9)	$(2.4)	$(3.4)	$(0.5)	$(74.2)
Other comprehensive income (loss) before reclassifications	2.8	0.4	(22.1)	3.0	(15.9)
Amounts reclassified from accumulated other comprehensive loss	1.6	0.1	—	0.4	2.1
Net current-period other comprehensive income (loss)	4.4	0.5	(22.1)	3.4	(13.8)
Balance at September 30, 2022	$(63.5)	$(1.9)	$(25.5)	$2.9	$(88.0)
(a)    Amounts in parentheses indicate losses.
The following table summarizes the amounts reclassified from Accumulated other comprehensive loss, net of tax, in the three months ended September 30, 2023 and 2022 and the affected line item in the Condensed Consolidated Statements of Operations:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in Condensed Consolidated Statements of Operations
	2023	2022
(in millions) (a)
Amortization of actuarial losses of defined benefit pension plans	$(0.6)	$(0.8)	Other expense (income), net
Amortization of prior service costs of defined benefit pension plans	(0.1)	—	Other expense (income), net
Interest rate swaps	0.9	(0.2)	Interest expense, net
Total before tax	0.2	(1.0)
Income tax (expense) benefit	(0.1)	0.3	Income tax expense
Total reclassifications for the period, net of tax	$0.1	$(0.7)
(a)    Amounts in parentheses indicate losses.
The following table summarizes the amounts reclassified from Accumulated other comprehensive loss, net of tax, in the nine months ended September 30, 2023 and 2022 and the affected line item in the Condensed Consolidated Statements of Operations:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in Condensed Consolidated Statements of Operations
	2023	2022
(in millions) (a)
Amortization of actuarial losses of defined benefit pension plans	$(1.7)	$(2.2)	Other expense (income), net
Amortization of prior service costs of defined benefit pension plans	(0.1)	(0.1)	Other expense (income), net
Interest rate swaps	2.3	(0.5)	Interest expense, net
Total before tax	0.5	(2.8)
Income tax (expense) benefit	(0.2)	0.7	Income tax expense
Total reclassifications for the period, net of tax	$0.3	$(2.1)
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
The following tables summarize the Company’s operations by segment, including Net sales, Operating income (loss), and Total assets:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Net sales:
Environmental Solutions	$373.0	$284.8	$1,064.8	$865.3
Safety and Security Systems	73.4	61.6	209.5	178.0
Total net sales	$446.4	$346.4	$1,274.3	$1,043.3
Operating income (loss):
Environmental Solutions	$57.2	$33.9	$151.0	$99.8
Safety and Security Systems	13.7	10.5	39.9	28.7
Corporate and eliminations	(8.4)	(4.9)	(29.5)	(14.3)
Total operating income	62.5	39.5	161.4	114.2
Interest expense, net	5.1	2.7	15.4	5.9
Other expense (income), net	0.3	0.1	1.5	(0.6)
Income before income taxes	$57.1	$36.7	$144.5	$108.9

(in millions)	September 30, 2023	December 31, 2022
Total assets:
Environmental Solutions	$1,342.4	$1,206.4
Safety and Security Systems	282.8	279.3
Corporate and eliminations	29.4	38.6
Total assets	$1,654.6	$1,524.3
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
Contingent Consideration
At September 30, 2023, the Company had contingent obligations to transfer up to $7.5 million, $8.0 million, and C$6.0 million (approximately $4.5 million), to the former owners of Deist Industries, Inc. and certain of its affiliates (collectively, “Deist”), Blasters, and Trackless, respectively, if specified financial results are met over future reporting periods (i.e., an earn-out). The Deist, Blasters, and Trackless acquisitions were completed on December 30, 2021, January 3, 2023, and April 3, 2023, respectively. The Deist and Trackless contingent earn-out payments, if earned, would be due to be paid following the third anniversary of the closing date. The Blasters contingent earn-out payments, if earned, would be due to paid annually, in each of the three years following the anniversary of the closing date. During the nine months ended September 30, 2023, the Company paid $0.5 million to settle the contingent consideration obligation due to the former owners of Mark Rite Lines Equipment Company, Inc. (“MRL”), which was acquired on July 1, 2019.
Liabilities for contingent consideration are measured at fair value each reporting period, with the acquisition-date fair value included as part of the consideration transferred. Subsequent changes in fair value are included as a component of Acquisition and integration-related expenses (benefits) on the Condensed Consolidated Statements of Operations.
The Company uses an income approach to value the contingent consideration liability based on the present value of risk-adjusted future cash flows under either a scenario-based or option-pricing method, as appropriate. Due to the lack of relevant observable market data over fair value inputs, such as prospective financial information or probabilities of future events as of September 30, 2023, the Company has classified the contingent consideration liability within Level 3 of the fair value hierarchy outlined in ASC 820, Fair Value Measurements. As further described in Note 2 – Acquisitions, the Company has recognized a preliminary estimate of the fair value of the Blasters and Trackless contingent consideration liabilities as of the applicable acquisition date. Such preliminary estimates are subject to change during the measurement period as the applicable third-party valuations are finalized.
The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2023:

	Fair Value Measurement at Reporting Date Using
(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$7.4	$—	$—	$7.4
Interest rate swaps	—	1.2	—	1.2
Liabilities:
Contingent consideration	—	—	10.4	10.4

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
The following table provides a roll-forward of the fair value of recurring Level 3 fair value measurements in the three months ended September 30, 2023 and 2022:

(in millions)	2023		2022
Contingent consideration liability, at July 1	$10.5	`	$2.7
Foreign currency translation	(0.1)		—
Contingent consideration liability, at September 30	$10.4		$2.7
The following table provides a roll-forward of the fair value of recurring Level 3 fair value measurements in the nine months ended September 30, 2023 and 2022:

(in millions)	2023	2022
Contingent consideration liability, at January 1	$2.7	$2.7
Issuance of contingent consideration in connection with acquisitions	8.5	—
Settlements of contingent consideration liabilities	(0.5)	—
Foreign currency translation	(0.1)	—
Total gains included in earnings (a)	(0.2)	—
Contingent consideration liability, at September 30	$10.4	$2.7
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
Operating Results
Net sales for the three months ended September 30, 2023 increased by $100.0 million, or 29%, compared to the prior-year quarter, primarily due to higher sales volumes, inclusive of the effects of acquisitions, pricing actions and increased chassis sales. Our Environmental Solutions Group reported a net sales increase of $88.2 million, or 31%, primarily due to increases in sales of sewer cleaners, street sweepers, refuse trucks, metal extraction support equipment, safe-digging trucks and industrial vacuum loaders of $18.1 million, $11.1 million, $10.1 million, $6.6 million, $6.5 million and $6.3 million, respectively. In addition, aftermarket revenues improved by $15.8 million. Within our Safety and Security Systems Group, net sales increased by $11.8 million, or 19%, primarily due to improvements in sales of public safety equipment and warning systems of $7.1 million and $2.8 million, respectively.
Net sales for the nine months ended September 30, 2023 increased by $231.0 million, or 22%, compared to the prior-year period, primarily due to higher sales volumes, inclusive of the effects of acquisitions, pricing actions and increased chassis sales. Our Environmental Solutions Group reported a net sales increase of $199.5 million, or 23%, primarily due to increases in sales of sewer cleaners, street sweepers, refuse trucks, metal extraction support equipment, multi-purpose tractors, industrial vacuum loaders and safe-digging trucks of $39.2 million, $27.8 million, $26.1 million, $19.8 million, $14.3 million, $11.7 million and $9.8 million, respectively. In addition, aftermarket revenues improved by $47.2 million. Within our Safety and Security Systems Group, net sales increased by $31.5 million, or 18%, primarily due to improvements in sales of public safety equipment and industrial signaling equipment of $16.3 million and $10.2 million, respectively.
Operating income for the three months ended September 30, 2023 increased by $23.0 million, or 58%, compared to the prior-year quarter, primarily driven by a $34.9 million improvement in gross profit, partially offset by a $10.8 million increase in Selling, Engineering, General and Administrative (“SEG&A”) expenses, a $0.8 million increase in amortization expense, and a $0.3 million increase in acquisition and integration-related expenses. Consolidated operating margin for the three months ended September 30, 2023 was 14.0%, compared to 11.4% in the prior-year quarter.
Operating income for the nine months ended September 30, 2023 increased by $47.2 million, or 41%, compared to the prior-year period, primarily driven by a $82.5 million improvement in gross profit, partially offset by a $30.5 million increase in SEG&A expenses, a $3.0 million increase in acquisition and integration-related expenses, and a $1.8 million increase in amortization expense. Consolidated operating margin for the nine months ended September 30, 2023 was 12.7%, compared to 10.9% in the prior-year period.

Income before income taxes for the three months ended September 30, 2023 increased by $20.4 million, or 56%, compared to the prior-year quarter. The increase resulted from the higher operating income, partially offset by a $2.4 million increase in interest expense and a $0.2 million increase in other expense.
Income before income taxes for the nine months ended September 30, 2023 increased by $35.6 million, or 33%, compared to the prior-year period. The increase resulted from the higher operating income, partially offset by a $9.5 million increase in interest expense and a $2.1 million increase in other expense.
Net income for the three months ended September 30, 2023 increased by $11.5 million compared to the prior-year quarter, largely due to the aforementioned increase in income before taxes, partially offset by a $8.9 million increase in income tax expense. The effective tax rate for the three months ended September 30, 2023 was 24.2%, compared to 13.4% in the prior-year quarter.
Net income for the nine months ended September 30, 2023 increased by $25.2 million compared to the prior-year period, largely due to the aforementioned increase in income before taxes, partially offset by a $10.4 million increase in income tax expense. The effective tax rate for the nine months ended September 30, 2023 was 23.2%, compared to 21.2% in the prior-year period. We currently expect our full-year effective tax rate to be approximately 24%, excluding additional discrete items.
Total orders for the three months ended September 30, 2023 were $450 million, an increase of $68 million, or 18%, as compared to the prior-year quarter. Our Environmental Solutions Group reported total orders of $375 million in the three months ended September 30, 2023, an increase of $53 million, or 17% in comparison to the prior-year quarter. Orders in the three months ended September 30, 2023 within our Safety and Security Systems Group were $75 million, an increase of $15 million, or 24%, compared to the prior-year quarter.
Total orders for the nine months ended September 30, 2023 were $1.41 billion, an increase of $157 million, or 13%, as compared to the prior-year period. Our Environmental Solutions Group reported total orders of $1.18 billion in the nine months ended September 30, 2023, an increase of $119 million, or 11% in comparison to the prior-year period. Orders in the nine months ended September 30, 2023 within our Safety and Security Systems Group were $226 million, an increase of $39 million, or 21%, compared to the prior-year period.
Our consolidated backlog at September 30, 2023 was $1.01 billion, an increase of $182 million, or 22%, compared to the prior-year quarter.

Results of Operations
The following table summarizes our Condensed Consolidated Statements of Operations and illustrates the key financial indicators used to assess our consolidated financial results:

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in millions, except per share data)	2023	2022	Change	2023	2022	Change
Net sales	$446.4	$346.4	$100.0	$1,274.3	$1,043.3	$231.0
Cost of sales	328.7	263.6	65.1	943.5	795.0	148.5
Gross profit	117.7	82.8	34.9	330.8	248.3	82.5
Selling, engineering, general and administrative expenses	50.6	39.8	10.8	156.0	125.5	30.5
Amortization expense	3.9	3.1	0.8	11.4	9.6	1.8
Acquisition and integration-related expenses (benefits)	0.7	0.4	0.3	2.0	(1.0)	3.0
Operating income	62.5	39.5	23.0	161.4	114.2	47.2
Interest expense, net	5.1	2.7	2.4	15.4	5.9	9.5
Other expense (income), net	0.3	0.1	0.2	1.5	(0.6)	2.1
Income before income taxes	57.1	36.7	20.4	144.5	108.9	35.6
Income tax expense	13.8	4.9	8.9	33.5	23.1	10.4
Net income	$43.3	$31.8	$11.5	$111.0	$85.8	$25.2
Operating data:
Operating margin	14.0%	11.4%	2.6%	12.7%	10.9%	1.8%
Diluted earnings per share	$0.71	$0.52	$0.19	$1.81	$1.40	$0.41
Total orders	450.2	382.1	68.1	1,405.1	1,248.0	157.1
Backlog	1,005.8	824.1	181.7	1,005.8	824.1	181.7
Depreciation and amortization	15.3	13.6	1.7	45.1	40.7	4.4
Net sales
Net sales for the three months ended September 30, 2023 increased by $100.0 million, or 29%, compared to the prior-year quarter, primarily due to higher sales volumes, inclusive of the effects of acquisitions, pricing actions and increased chassis sales. The Environmental Solutions Group reported a net sales increase of $88.2 million, or 31%, primarily due to increases in sales of sewer cleaners, street sweepers, refuse trucks, metal extraction support equipment, safe-digging trucks and industrial vacuum loaders of $18.1 million, $11.1 million, $10.1 million, $6.6 million, $6.5 million and $6.3 million, respectively. In addition, aftermarket revenues improved by $15.8 million. Within the Safety and Security Systems Group, net sales increased by $11.8 million, or 19%, primarily due to improvements in sales of public safety equipment and warning systems of $7.1 million and $2.8 million, respectively.
Net sales for the nine months ended September 30, 2023 increased by $231.0 million, or 22%, compared to the prior-year period, primarily due to higher sales volumes, inclusive of the effects of acquisitions, pricing actions and increased chassis sales. The Environmental Solutions Group reported a net sales increase of $199.5 million, or 23%, primarily due to increases in sales of sewer cleaners, street sweepers, refuse trucks, metal extraction support equipment, multi-purpose tractors, industrial vacuum loaders and safe-digging trucks of $39.2 million, $27.8 million, $26.1 million, $19.8 million, $14.3 million, $11.7 million and $9.8 million, respectively. In addition, aftermarket revenues improved by $47.2 million. Within the Safety and Security Systems Group, net sales increased by $31.5 million, or 18%, primarily due to improvements in sales of public safety equipment and industrial signaling equipment of $16.3 million and $10.2 million, respectively.
Cost of sales
Cost of sales increased by $65.1 million, or 25%, for the three months ended September 30, 2023 compared to the prior-year quarter, largely due to an increase of $58.2 million, or 26%, within the Environmental Solutions Group, primarily related to higher sales volumes, inclusive of the effects of acquisitions, and increased chassis costs. Within the Safety and Security Systems Group, cost of sales increased by $6.9 million, or 18%, primarily related to higher sales volumes.
Cost of sales increased by $148.5 million, or 19%, for the nine months ended September 30, 2023 compared to the prior-year period, largely due to an increase of $132.4 million, or 19%, within the Environmental Solutions Group, primarily related to higher sales volumes, inclusive of the effects of acquisitions, and increased chassis costs. Within the Safety and Security Systems Group, cost of sales increased by $16.1 million, or 14%, primarily related to higher sales volumes.
Gross profit
Gross profit increased by $34.9 million, or 42%, for the three months ended September 30, 2023 compared to the prior-year quarter, primarily due to a $30.0 million improvement within the Environmental Solutions Group and a $4.9 million increase within the Safety and Security Systems Group. Gross profit as a percentage of revenues (“gross profit margin”) for the three months ended September 30, 2023 was 26.4%, compared to 23.9% in the prior-year quarter, primarily due to improvements within the Environmental Solutions Group and the Safety and Security Systems Group of 310 basis points and 70 basis points, respectively.
Gross profit increased by $82.5 million, or 33%, for the nine months ended September 30, 2023 compared to the prior-year period, primarily due to a $67.1 million improvement within the Environmental Solutions Group and a $15.4 million increase within the Safety and Security Systems Group. Gross profit as a percentage of revenues (“gross profit margin”) for the nine months ended September 30, 2023 was 26.0%, compared to 23.8% in the prior-year period, primarily due to improvements within the Environmental Solutions Group and the Safety and Security Systems Group of 230 basis points and 180 basis points, respectively.
SEG&A expenses
SEG&A expenses for the three months ended September 30, 2023 increased by $10.8 million, or 27%, compared to the prior-year quarter, primarily due to increases of $5.5 million and $1.7 million within the Environmental Solutions Group and the Safety and Security Systems Group, respectively, in addition to a $3.6 million increase in Corporate SEG&A expenses. As a percentage of net sales, SEG&A expenses were 11.3% in the current-year quarter, compared to 11.5% in the prior-year quarter.
SEG&A expenses for the nine months ended September 30, 2023 increased by $30.5 million, or 24%, compared to the prior-year quarter, primarily due to increases of $13.1 million and $4.2 million within the Environmental Solutions Group and the Safety and Security Systems Group, respectively, in addition to a $13.2 million increase in Corporate SEG&A expenses. As a percentage of net sales, SEG&A expenses were 12.2% in the current-year period, compared to 12.0% in the prior-year period.
Operating income
Operating income for the three months ended September 30, 2023 increased by $23.0 million, or 58%, compared to the prior-year quarter, primarily driven by the $34.9 million improvement in gross profit, partially offset by the $10.8 million increase in SEG&A expenses, a $0.8 million increase in amortization expense, and a $0.3 million increase in acquisition and integration-related expenses. Consolidated operating margin for the three months ended September 30, 2023 was 14.0%, compared to 11.4% in the prior-year quarter.
Operating income for the nine months ended September 30, 2023 increased by $47.2 million, or 41%, compared to the prior-year period, primarily driven by the $82.5 million improvement in gross profit, partially offset by the $30.5 million increase in SEG&A expenses, a $3.0 million increase in acquisition and integration-related expenses, and a $1.8 million increase in amortization expense. Consolidated operating margin for the nine months ended September 30, 2023 was 12.7%, compared to 10.9% in the prior-year period.
Interest expense, net
Interest expense, net, for the three and nine months ended September 30, 2023 increased by $2.4 million and $9.5 million, respectively, compared to the corresponding periods of the prior year, largely due to an increase in average debt levels and higher interest rates.
Other expense (income), net
Other expense, net, for the three months ended September 30, 2023 increased by $0.2 million, compared to the prior-year quarter, primarily due to higher foreign currency transaction losses.
Other expense, net, for the nine months ended September 30, 2023 increased by $2.1 million, compared to the prior-year period, primarily due to an $0.8 million increase in estimated environmental remediation costs associated with a business discontinued in 2009, a $0.7 million increase in net periodic pension expense and higher foreign currency transaction losses.
Income tax expense
The Company recognized income tax expense of $13.8 million and $4.9 million for the three months ended September 30, 2023 and 2022, respectively. The increase in tax expense in the current-year quarter was largely due to higher pre-tax income levels and the non-recurrence of the discrete tax benefits recognized in the prior-year quarter. During the three months ended September 30, 2022, the Company recognized a $2.7 million tax benefit from the release of a valuation allowance that had previously been recorded against deferred tax assets associated with foreign tax credits in the U.S., and a $1.1 million tax benefit associated with the release of a valuation allowance in the U.K. Including these items, the Company’s effective tax rate for the three months ended September 30, 2023 was 24.2%, compared to 13.4% in the prior-year quarter.
For the nine months ended September 30, 2023 and 2022, the Company recognized income tax expense of $33.5 million and $23.1 million, respectively. The increase in tax expense in the current-year period was largely due to higher pre-tax income levels and the non-recurrence of the discrete tax benefits recognized in the prior-year quarter, partially offset by a $1.7 million increase in excess tax benefits associated with stock-based compensation activity and a $0.6 million benefit associated with changes in tax reserves. Including these items, the Company’s effective tax rate for the nine months ended September 30, 2023 was 23.2%, compared to 21.2% in the prior-year period.
Net income
Net income for the three months ended September 30, 2023 increased by $11.5 million compared to the prior-year quarter, largely due to the aforementioned improvement in operating income, partially offset by the $2.4 million increase in interest expense, a $8.9 million increase in income tax expense and the $0.2 million decrease in other income.
Net income for the nine months ended September 30, 2023 increased by $25.2 million compared to the prior-year quarter, largely due to the aforementioned improvement in operating income, partially offset by the $9.5 million increase in interest expense, a $10.4 million increase in income tax expense and the $2.1 million decrease in other income.
Environmental Solutions
The following table summarizes the Environmental Solutions Group’s operating results as of and for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in millions)	2023	2022	Change	2023	2022	Change
Net sales	$373.0	$284.8	$88.2	$1,064.8	$865.3	$199.5
Operating income	57.2	33.9	23.3	151.0	99.8	51.2
Operating data:
Operating margin	15.3%	11.9%	3.4%	14.2%	11.5%	2.7%
Total orders	$374.8	$321.4	$53.4	$1,179.2	$1,060.7	$118.5
Backlog	938.6	764.6	174.0	938.6	764.6	174.0
Depreciation and amortization	14.3	12.5	1.8	41.8	37.5	4.3
Three months ended September 30, 2023 vs. three months ended September 30, 2022
Total orders for the three months ended September 30, 2023 increased by $53.4 million, or 17%, compared to the prior-year quarter. U.S. orders increased by $39.0 million, primarily due to improvements in orders for sewer cleaners, dump truck bodies, industrial vacuum loaders and safe-digging trucks of $9.7 million, $8.7 million, $7.6 million and $4.5 million, respectively. Additionally, aftermarket demand increased by $9.0 million. Partially offsetting these improvements was a $3.3 million reduction in orders for street sweepers. Non-U.S. orders increased by $14.4 million, largely due to a $7.8 million increase in aftermarket demand, as well as improvements in orders for sewer cleaners, safe-digging trucks and metal extraction support equipment of $4.4 million, $4.0 million and $3.2 million, respectively. Partially offsetting these improvements was a $5.9 million reduction in orders for refuse trucks.
Net sales for the three months ended September 30, 2023 increased by $88.2 million, or 31%, compared to the prior-year quarter, primarily due to higher sales volumes, inclusive of the effects of acquisitions, pricing actions and increased chassis sales. For the three months ended September 30, 2023, U.S. sales increased by $61.7 million, largely due to increases in sales of sewer cleaners, street sweepers, safe-digging trucks, industrial vacuum loaders and road-marking and line-removal equipment of $14.4 million, $11.3 million, $6.4 million, $6.3 million and $4.1 million, respectively. Additionally, aftermarket revenues increased by $11.4 million. Non-U.S. sales increased by $26.5 million, largely due to a $4.4 million increase in aftermarket revenues, and increases in sales of refuse trucks, metal extraction support equipment and multi-purpose tractors of $8.2 million, $6.5 million and $4.6 million, respectively.
Cost of sales for the three months ended September 30, 2023 increased by $58.2 million, or 26%, compared to the prior-year quarter, primarily related to higher sales volumes, inclusive of the effects of acquisitions, and increased chassis costs. Gross profit margin for the three months ended September 30, 2023 was 24.2%, compared to 21.1% in the prior-year quarter, with the improvement primarily attributable to improved operating leverage from higher sales volumes and benefits from pricing actions, partially offset by an increase in lower margin chassis sales.
SEG&A expenses for the three months ended September 30, 2023 increased by $5.5 million, or 24%, compared to the prior-year quarter, primarily due to additional costs from acquired businesses, as well as increases in sales commissions and incentive-based compensation expenses. As a percentage of net sales, SEG&A expenses were 7.6% in the current-year quarter, down from 8.1% in the prior-year quarter.
Operating income for the three months ended September 30, 2023 increased by $23.3 million, or 69%, compared to the prior-year quarter, largely due to a $30.0 million improvement in gross profit, partially offset by the $5.5 million increase in SEG&A expenses, a $0.8 million increase in amortization expense, and a $0.4 million increase in acquisition and integration-related costs.
Nine months ended September 30, 2023 vs. nine months ended September 30, 2022
Total orders for the nine months ended September 30, 2023 increased by $118.5 million, or 11%, compared to the prior-year period. U.S. orders increased by $64.7 million, primarily due to improvements in orders for street sweepers, road-marking and line-removal equipment, safe-digging trucks, multi-purpose tractors and sewer cleaners of $18.5 million, $11.5 million, $11.1 million, $9.8 million and $9.2 million, respectively. Additionally, aftermarket demand increased by $23.9 million. Partially offsetting these improvements was a $26.6 million reduction in orders for trailers. Non-U.S. orders increased by $53.8 million, primarily due to improvements in orders for refuse trucks, metal extraction support equipment, multi-purpose tractors and sewer cleaners of $24.4 million, $18.7 million, $4.9 million and $4.3 million, respectively. Additionally, aftermarket demand increased by $14.8 million. Partially offsetting these improvements was a $7.8 million reduction in street sweeper orders and a $7.4 million unfavorable foreign currency translation impact.
Net sales for the nine months ended September 30, 2023 increased by $199.5 million, or 23%, compared to the prior-year period, primarily due to higher sales volumes, inclusive of the effects of acquisitions, pricing actions and increased chassis sales. For the nine months ended September 30, 2023, U.S. sales increased by $132.6 million, largely due to increases in sales of sewer cleaners, street sweepers, industrial vacuum loaders and safe-digging trucks of $33.1 million, $27.0 million, $11.7 million and $10.6 million, respectively, as well as a $28.9 million improvement in aftermarket revenues. Non-U.S. sales increased by $66.9 million, largely due to a $18.3 million improvement in aftermarket revenues and increases in sales of refuse trucks, metal extraction support equipment, multi-purpose tractors and sewer cleaners of $18.8 million, $18.4 million, $7.7 million and $6.1 million, respectively. Partially offsetting these improvements was a $6.2 million unfavorable foreign currency translation impact.
Cost of sales for the nine months ended September 30, 2023 increased by $132.4 million, or 19%, compared to the prior-year period, primarily related to higher sales volumes, inclusive of the effects of acquisitions, and increased chassis costs, partially offset by a $6.0 million favorable foreign currency translation impact. Gross profit margin for the nine months ended September 30, 2023 was 23.4%, compared to 21.1% in the prior-year period, with the improvement primarily attributable to improved operating leverage from higher sales volumes and benefits from pricing actions, partially offset by an increase in lower margin chassis sales.
SEG&A expenses for the nine months ended September 30, 2023 increased by $13.1 million, or 18%, compared to the prior-year period, primarily due to additional costs from acquired businesses, as well as increases in sales commissions and incentive-based compensation expenses. As a percentage of net sales, SEG&A expenses were 8.1% in the current-year period, down from 8.4% in the prior-year period.
Operating income for the nine months ended September 30, 2023 increased by $51.2 million, or 51%, compared to the prior-year period, largely due to a $67.1 million improvement in gross profit, partially offset by the $13.1 million increase in SEG&A expenses, a $1.8 million increase in amortization expense, and a $1.0 million increase in acquisition and integration-related costs.
Backlog was $939 million at September 30, 2023, compared to $765 million at September 30, 2022.

Safety and Security Systems
The following table summarizes the Safety and Security Systems Group’s operating results as of and for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in millions)	2023	2022	Change	2023	2022	Change
Net sales	$73.4	$61.6	$11.8	$209.5	$178.0	$31.5
Operating income	13.7	10.5	3.2	39.9	28.7	11.2
Operating data:
Operating margin	18.7%	17.0%	1.7%	19.0%	16.1%	2.9%
Total orders	$75.4	$60.7	$14.7	$225.9	$187.3	$38.6
Backlog	67.2	59.5	7.7	67.2	59.5	7.7
Depreciation and amortization	0.9	1.0	(0.1)	3.1	3.1	—
Three months ended September 30, 2023 vs. three months ended September 30, 2022
Total orders for the three months ended September 30, 2023 increased by $14.7 million, or 24%, compared to the prior-year quarter. U.S. orders increased by $9.5 million, primarily due to a $9.1 million improvement in orders for public safety equipment. Non-U.S. orders increased by $5.2 million, primarily due to improvements in orders for public safety equipment and industrial signaling equipment of $3.1 million and $1.7 million, respectively.
Net sales for the three months ended September 30, 2023 increased by $11.8 million, or 19%, compared to the prior-year quarter, inclusive of the effects of higher sales volumes and pricing actions. U.S. sales increased by $2.3 million, driven by improvements in sales of public safety equipment and warning systems of $1.3 million and $1.0 million, respectively. Non-U.S. sales increased by $9.5 million, largely due to improvements in sales of public safety equipment and warning systems of $5.8 million and $1.8 million, respectively.
Cost of sales for the three months ended September 30, 2023 increased by $6.9 million, or 18%, compared to the prior-year quarter, primarily related to higher sales volumes. Gross profit margin for the three months ended September 30, 2023 was 37.6%, compared to 36.9% in the prior-year quarter, with the improvement primarily attributable to improved operating leverage from higher sales volumes, benefits from pricing actions and lower freight costs.
SEG&A expenses for the three months ended September 30, 2023 increased by $1.7 million, or 14%, compared to the prior-year quarter, primarily due to higher sales commissions and incentive-based compensation expense. As a percentage of net sales, SEG&A expenses decreased from 19.8% in the prior-year quarter, to 18.9% in the current-year quarter.
Operating income for the three months ended September 30, 2023 increased by $3.2 million, or 30%, compared to the prior-year quarter, primarily due to a $4.9 million improvement in gross profit, partially offset by the $1.7 million increase in SEG&A expenses.
Nine months ended September 30, 2023 vs. nine months ended September 30, 2022
Total orders for the nine months ended September 30, 2023 increased by $38.6 million, or 21%, compared with the prior-year period. U.S. orders increased by $16.0 million, primarily due to improvements in orders for public safety equipment and warning systems of $11.7 million and $2.6 million, respectively. Non-U.S. orders increased by $22.6 million, primarily due to a $19.9 million improvement in orders for public safety equipment, inclusive of a large fleet order from a customer in Mexico.
Net sales for the nine months ended September 30, 2023 increased by $31.5 million, or 18%, compared to the prior-year period, inclusive of the effects of higher sales volumes and pricing actions. U.S. sales increased by $15.2 million, driven by improvements in sales of public safety equipment, industrial signaling equipment and warning systems of $7.0 million, $4.4 million and $3.8 million, respectively. Non-U.S. sales increased by $16.3 million, largely due to improvements in sales of public safety equipment and industrial signaling equipment of $9.3 million and $5.8 million, respectively.
Cost of sales for the nine months ended September 30, 2023 increased by $16.1 million, or 14%, compared to the prior-year period, primarily related to higher sales volumes. Gross profit margin for the nine months ended September 30, 2023 was 38.9%, compared to 37.1% in the prior-year period, with the improvement primarily attributable to improved operating leverage from higher sales volumes, benefits from pricing actions and lower freight costs.

SEG&A expenses for the nine months ended September 30, 2023 increased by $4.2 million, or 11%, compared to the prior-year period, primarily due to higher sales commissions and incentive-based compensation expense. As a percentage of net sales, SEG&A expenses decreased from 21.0% in the prior-year period, to 19.8% in the current-year period.
Operating income for the nine months ended September 30, 2023 increased by $11.2 million, or 39%, compared to the prior-year period, primarily due to a $15.4 million improvement in gross profit, partially offset by the $4.2 million increase in SEG&A expenses.
Backlog was $67 million at September 30, 2023, compared to $60 million at September 30, 2022.
Corporate Expenses
Corporate operating expenses for the three months ended September 30, 2023 were $8.4 million, compared to $4.9 million in the prior-year quarter, with the increase primarily due to increases in stock compensation, incentive-based compensation and medical costs.
Corporate operating expenses for the nine months ended September 30, 2023 were $29.5 million, compared to $14.3 million in the prior-year period, with the increase primarily due to higher post-retirement expenses, increases in medical, incentive-based compensation, stock compensation and information technology costs, as well as a $2.0 million increase in acquisition-related expenses. During the nine months ended September 30, 2022, the Company received a favorable settlement of $1.9 million in a post-closing adjustment dispute associated with the 2021 acquisition of OSW Equipment & Repair, LLC. The related benefit was included as a component of Acquisition and integration-related expenses (benefits) on the Condensed Consolidated Statements of Operations.
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

Financial Condition, Liquidity and Capital Resources
The Company uses its cash flow from operations to fund growth and to make capital investments that sustain its operations, reduce costs, or both. Beyond these uses, remaining cash is used to pay down debt, repurchase shares, fund dividend payments and make pension contributions. The Company may also choose to invest in the acquisition of businesses. In the absence of significant unanticipated cash demands, we believe that the Company’s existing cash balances, cash flow from operations and borrowings available under the Company’s credit facility will provide funds sufficient for these purposes. As of September 30, 2023, there was $364.2 million of cash drawn and $11.2 million of undrawn letters of credit under the 2022 Credit Agreement, with $424.6 million of availability for borrowings. The net cash flows associated with the Company’s rental equipment transactions are included in cash flow from operating activities.
The Company’s cash and cash equivalents totaled $41.0 million and $47.5 million as of September 30, 2023 and December 31, 2022, respectively. As of September 30, 2023, $21.4 million of cash and cash equivalents was held by foreign subsidiaries. Cash and cash equivalents held by subsidiaries outside the U.S. typically are held in the currency of the country in which it is located. The Company uses this cash to fund the operating activities of its foreign subsidiaries and for further investment in foreign operations. Generally, the Company has considered such cash to be permanently reinvested in its foreign operations and the Company’s current plans do not demonstrate a need to repatriate such cash to fund U.S. operations. However, in the event that these funds are needed to fund U.S. operations or to satisfy U.S. obligations, they generally could be repatriated. The repatriation of these funds may cause the Company to incur additional U.S. income tax expense, dependent on income tax laws and other circumstances at the time any such amounts are repatriated.
Net cash of $91.0 million was provided by operating activities in the nine months ended September 30, 2023, compared to $32.4 million in the prior-year period, with the year-over-year increase primarily due to working capital improvements and higher net income, partially offset by increased rental fleet investments to support strong demand for rentals and used equipment and higher tax payments.
Net cash of $75.7 million was used for investing activities in the nine months ended September 30, 2023, compared to $50.1 million in the prior-year period. During the nine months ended September 30, 2023, the Company made initial payments of $41.9 million and $13.2 million to acquire Trackless and Blasters, respectively, and funded $21.4 million of capital expenditures. During the nine months ended September 30, 2022, the Company completed the purchase of its University Park, Illinois manufacturing facility for $27.8 million, funded $17.8 million of other capital expenditures, paid $4.3 million to acquire certain distribution rights from dealers, and paid $1.6 million to fund a post-closing adjustment related to the Deist acquisition.
Net cash of $21.2 million was used for financing activities in the nine months ended September 30, 2023, whereas in the prior-year period, net cash of $14.4 million was provided by financing activities. In the nine months ended September 30, 2023, the Company increased debt borrowings by $4.6 million, funded cash dividends and share repurchases of $17.7 million and $4.3 million, respectively, and redeemed $5.6 million of stock in order to remit funds to tax authorities to satisfy employees’ tax withholdings following the vesting of stock-based compensation and the exercise of stock options. During the nine months ended September 30, 2023, the Company also paid $0.5 million to settle the contingent consideration obligation due to the former owners of MRL, and received $2.3 million from stock option exercises. In the nine months ended September 30, 2022, the Company increased debt borrowings by $49.9 million, funded cash dividends and share repurchases of $16.4 million and $16.1 million, respectively, and redeemed $3.0 million of stock in order to remit funds to tax authorities to satisfy employees’ tax withholdings following the vesting of stock-based compensation and the exercise of stock options.
The Company is subject to certain net leverage ratio and interest coverage ratio financial covenants under the 2022 Credit Agreement that are measured at each fiscal quarter-end. The Company was in compliance with all such covenants as of September 30, 2023.
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
Contractual Obligations and Off-Balance Sheet Arrangements
During the nine months ended September 30, 2023, there have been no material changes in the Company’s contractual obligations and off-balance sheet arrangements as described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk.
See Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. During the nine months ended September 30, 2023, there have been no significant changes in our exposure to market risk.
Item 4.     Controls and Procedures.
As required by Rule 13a-15 under the Exchange Act, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of September 30, 2023. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2023.
As a matter of practice, the Company’s management continues to review and document internal control and procedures for financial reporting. From time to time, the Company may make changes aimed at enhancing the effectiveness of the controls and ensuring that the systems evolve with the business. SEC guidance permits management to omit an assessment of internal control over financial reporting for an acquired business from management’s assessment of internal control over financial reporting for a period not to exceed one year from the date of the acquisition. During the nine months ended September 30, 2023, the Company completed the acquisitions of Trackless and Blasters. As of September 30, 2023, management has not yet fully assessed Trackless’ or Blasters’ internal control over financial reporting. Excluding the acquisitions of Trackless and Blasters, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting during the nine months ended September 30, 2023.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides a summary of the Company’s repurchase activity for its common stock during the three months ended September 30, 2023:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (a)
July 2023 (7/2/23 - 8/5/23)	—	$—	—	$59,052,829
August 2023 (8/6/23 - 9/2/23)	24,474	59.5166	24,474	57,596,219
September 2023 (9/3/23 - 9/30/23)	47,994	58.2742	47,994	54,799,407
(a)    In March 2020, the Board authorized a stock repurchase program of up to $75.0 million of the Company’s common stock, with the remaining authorization under our previously described repurchase program adopted in 2014 being subject to the March 2020 program.
Item 3.    Defaults upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
On November 2, 2023, the Company issued a press release announcing its financial results for the three and nine months ended September 30, 2023. The presentation slides for the third quarter 2023 earnings call were also posted on the Company’s website at that time. The full text of the third quarter financial results press release and earnings presentation are attached hereto as Exhibits 99.1 and 99.2, respectively, to this Form 10-Q.

Item 6.    Exhibits.

3.1	Restated Certificate of Incorporation of the Company. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed April 30, 2010.

3.2	Amended and Restated By-laws of the Company. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed October 24, 2023.

10.1*	Employment Letter dated as of September 1, 2023, by and between the Company and Felix Boeschen.

31.1	CEO Certification under Section 302 of the Sarbanes-Oxley Act.

31.2	CFO Certification under Section 302 of the Sarbanes-Oxley Act.

32.1	CEO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act.

32.2	CFO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act.

99.1	Third Quarter Financial Results Press Release, Dated November 2, 2023.

99.2	Third Quarter Earnings Call Presentation Slides.

101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(a)(3) of Form 10-K.

SIGNATURE
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Signal Corporation

Date:	November 2, 2023	/s/ Ian A. Hudson
Ian A. Hudson
Senior Vice President and Chief Financial Officer (Principal Financial Officer)