Form 10-K
period 2023-12-31
FEDERAL SIGNAL CORP /DE/
filed 2024-02-27
CIK 277509

.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑
As of June 30, 2023, the aggregate market value of voting stock held by non-affiliates was $3,810,728,098. For purposes of the foregoing calculation only, executive officers and directors of the registrant have been deemed to be affiliates.
As of January 31, 2024, the number of shares outstanding of the registrant’s common stock was 60,996,238.
Documents Incorporated By Reference
Portions of the registrant’s definitive proxy statement for the 2024 Annual Meeting of Stockholders are incorporated by reference in Part III.

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
ADDITIONAL INFORMATION
The Company is subject to the reporting and information requirements of the Exchange Act and, as a result, is obligated to file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other reports and information with the SEC, as well as amendments to those reports. The Company makes these filings available free of charge through our website at www.federalsignal.com as soon as reasonably practicable after such materials are filed with, or furnished to, the SEC. We also use our website as a means of disclosing material non-public information and to comply with our disclosure requirements under Regulation FD. Information on our website does not constitute part of this Form 10-K. In addition, the SEC maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically.

PART I
Item 1.    Business.
Federal Signal Corporation, founded in 1901, was reincorporated as a Delaware corporation in 1969. The Company designs, manufactures and supplies a suite of products and integrated solutions for municipal, governmental, industrial and commercial customers. The Company’s portfolio of products that it manufactures includes (i) vehicles and equipment for maintenance and infrastructure end-markets, including sewer cleaners, industrial vacuum loaders, vacuum- and hydro-excavation trucks (collectively, “safe-digging trucks”), street sweepers, waterblasting equipment, road-marking and line-removal equipment, dump truck bodies, trailers, metal extraction support equipment and multi-purpose tractors, and (ii) public safety equipment, such as vehicle lightbars and sirens, industrial signaling equipment, public warning systems and general alarm/public address systems. In addition, the Company engages in the sale of parts, service and repair, equipment rentals and training as part of a comprehensive aftermarket offering to its customers. The Company operates 23 principal manufacturing facilities in five countries and provides products and integrated solutions to customers in all regions of the world.
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
Financial information concerning the Company’s two reportable segments for each of the three years in the period ended December 31, 2023, is included in Note 17 – Segment Information to the accompanying consolidated financial statements and is incorporated herein by reference.
During the year ended December 31, 2023, the Company completed the acquisitions of substantially all of the assets and operations of Trackless Vehicles Limited and Trackless Vehicles Asset Corp, and the wholly-owned subsidiary Work Equipment Ltd. (collectively, “Trackless”) and substantially all of the assets and operations of Blasters, Inc. and Blasters Technologies, LLC (collectively, “Blasters”).
Environmental Solutions Group
The Company’s Environmental Solutions Group is a leading manufacturer and supplier of a full range of street sweepers, sewer cleaners, industrial vacuum loaders, safe-digging trucks, high-performance waterblasting equipment, road-marking and line-removal equipment, dump truck bodies, trailers, metal extraction support equipment and multi-purpose tractors. The Group manufactures vehicles and equipment in the U.S. and Canada that are sold under the Elgin®, Vactor®, Guzzler®, TRUVAC®, WestechTM, Jetstream®, Blasters, Mark Rite Lines, Trackless, Ox Bodies®, Crysteel®, J-Craft®, Duraclass®, Rugby®, Travis®, OSW, NTE, WTB, Ground Force, TowHaul®, Bucks® and Switch-N-Go® brand names. The Group’s product offerings also include certain products manufactured by other companies, such as refuse and recycling collection vehicles. Products are sold to both municipal and industrial customers either through a dealer network or direct sales to service customers generally depending on the type and geographic location of the customer. In addition to vehicle and equipment sales, the Group also engages in the sale of parts, service and repair, equipment rentals and training as part of a comprehensive aftermarket offering to its current and potential customers through its service centers located across North America.
Under the Elgin brand name, the Company sells a leading U.S. brand of street sweepers primarily designed for large-scale cleaning of curbed streets, parking lots and other paved surfaces utilizing mechanical sweeping, vacuum and recirculating air technology. Vactor is a leading manufacturer of equipment solutions for cleaning and maintaining sewers and catch basins. Under the TRUVAC brand name, the Company manufactures a range of premium vacuum- and hydro-excavation trucks designed to satisfy the safe-digging requirements of businesses or organizations that locate and verify underground utility lines and pipes. Guzzler is a leader in industrial vacuum loaders used to manage industrial waste or recover and recycle valuable raw materials. Westech is a manufacturer of high-quality, rugged vacuum-excavation trucks. Jetstream manufactures high-pressure waterblasting equipment and accessories for commercial and industrial cleaning and maintenance operations. Blasters is a leading U.S. manufacturer of truck-mounted waterblasting equipment. Mark Rite Lines Equipment Company, Inc. (“MRL”), is a U.S. manufacturer of truck-mounted and ride-on road-marking and line-removal equipment. Trackless is a leading Canadian manufacturer of off-road, multi-purpose tractors and attachments. Ground Force and TowHaul are leading manufacturers of specialty vehicles that support the extraction of metals. Truck Bodies & Equipment International (“TBEI”) manufactures and sells dump truck bodies and trailers under the Ox Bodies, Crysteel, J-Craft, Duraclass, Rugby, Travis, OSW, NTE and WTB brand names, as well as a range of interchangeable truck body systems and waste-hauling products under the Bucks and Switch-N-Go brand names.

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
Customers and Backlog
No single customer accounted for 10% or more of the Company’s net sales in any year within the three-year period ended December 31, 2023.
The Company’s backlog totaled $1.03 billion at December 31, 2023, compared to $879 million at December 31, 2022. Backlogs vary by group due to the nature of the Company’s products and the buying patterns of its customers. The Environmental Solutions Group typically experiences an average backlog of approximately three to six months of shipments. The Safety and Security Systems Group typically experiences an average backlog of approximately two months of shipments. While supply chain disruption and customer demand have contributed to longer lead times for certain businesses, production of the Company’s December 31, 2023 backlog is expected to be substantially completed during 2024.
Suppliers
The Company purchases a wide variety of raw materials from around the world for use in the manufacture of its products, although the majority of its purchases are currently from North American sources. To minimize risks relating to availability, price and quality of key products and components, the Company is party to numerous strategic supplier arrangements. Although certain materials are obtained from either a single-source supplier or a limited number of suppliers, the Company has generally identified alternative sources to minimize the interruption of its business in the event of supply disruptions. However, a transition to a new supplier may cause the Company to incur supply disruptions and unanticipated costs.
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
The Company actively manages material supply sourcing and employs various methods to limit risk associated with commodity cost fluctuations and availability. Throughout 2023, supply chain conditions continued to gradually improve. However, the

Company continues to experience sporadic supply shortages and extended lead times for some components and raw materials, including certain classes of chassis and electronic components that are important to its manufacturing processes. The Company has designed and implemented plans to partially mitigate the impact of these challenges by using alternate suppliers, re-engineering products, expanding its supply base globally, leveraging overall purchasing volumes to obtain favorable pricing and quantities and developing a closer working relationship with key suppliers. However, the Company can provide no assurance that those efforts will be successful. Although global supply chain conditions have improved in 2023, component shortages may persist into 2024, which could limit the Company’s ability to maximize production.
Competition
Within the Environmental Solutions Group, Elgin is recognized as a market leader among domestic sweeper competitors and differentiates itself primarily on product performance. The Vactor, TRUVAC and Guzzler brands each maintain a leading domestic position in their respective marketplaces by enhancing product performance with leading technology and application flexibility. Jetstream is a market leader in the in-plant cleaning segment of the U.S. waterblast industry, competing on product performance, rapid delivery and solutions services. Joe Johnson Equipment, Inc. with Joe Johnson Equipment (USA), Inc., (collectively, “JJE”), is a leading Canadian-based distributor of maintenance equipment for municipal and industrial markets. Blasters is a leading U.S. manufacturer of truck-mounted waterblasting equipment. MRL is a U.S. manufacturer of truck-mounted and ride-on road-marking and line-removal equipment. Trackless is a leading Canadian manufacturer of off-road, multi-purpose tractors and attachments. Ground Force and TowHaul are leading manufacturers of specialty vehicles that support the extraction of metals. TBEI includes a portfolio of regional dump truck body and trailer brands with market leadership positions in distinct geographies and product categories, differentiating itself with its broad regional distribution network, focus on customer responsiveness and operational expertise.
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
Human Capital Management
As of December 31, 2023, the Company employed approximately 4,500 people in its businesses located in five countries, with the Company’s U.S. hourly employees accounting for approximately 54% of its total workforce. As of December 31, 2023, approximately 9% of the Company’s U.S. hourly workers were represented by unions.
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
Cultural Philosophy
The Company is committed to promoting and supporting an inclusive culture throughout the organization, and believes that hearing different voices, and seeking different perspectives and ideas, leads to better results. The Company is proud of the diversity on its Board of Directors, senior management and in leadership roles throughout the Company. Currently, two of the

Company’s eight directors self-identify as members of a minority group.
In addition, three of the Company’s directors are female, placing the Company ahead of the 29% average for companies in the Russell 3000 Index. Of the companies in the Russell 3000 Index, approximately 7% have a female Chief Executive Officer (“CEO”), and the Company is proud to be among that group. In addition, 50% of the Company’s current executive officers are female, including the Company’s President and CEO, Vice President and General Counsel, and Vice President, Chief Accounting Officer and Controller.
The Company’s cultural philosophy is further evidenced by its policies related to various aspects of employment, including, but not limited to, recruiting, selecting, hiring, employment placement, job assignment, compensation, access to benefits, selection for training, use of facilities, and participation in Company-sponsored employee activities. In recent years, the Company’s Executive Leadership Team, comprised of business leaders from across the organization, completed a comprehensive educational awareness training led by an industry expert and completed supplemental training on the importance of building inclusive workplaces. Additionally, the Company piloted training at a key manufacturing location in 2022 and provided facilitated training at another key manufacturing location in 2023.
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
The Company’s employees also donate time and expertise through volunteering and mentorship programs, and work with local colleges on training programs to teach valuable technical skills that can be applied in the workplace. Many of the Company’s businesses also recruit summer interns from regional universities, providing hands-on experience in a manufacturing setting and building a pipeline for future engineers, information technology (“IT”) specialists and financial analysts. These programs attempt to help the Company’s next generation, and others, understand what career paths may be available to them and to explore future job opportunities with the Company.
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

Governmental Regulation of the Environment
The Company endeavors to establish environmentally-friendly policies and objectives, and believes that these actions are also consistent with cost-effective operating practices. With the application of these policies, the Company believes it complies with federal, state and local provisions that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment. Capital expenditures in 2023 attributable to compliance with such laws were not material. The Company also believes that the overall impact of compliance with environmental regulations will not have a material adverse effect on our financial position, results of operations or cash flow.
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
Executive Officers of the Registrant
The following is a list of the Company’s executive officers, including their ages, business experience and positions as of February 1, 2024:
Jennifer L. Sherman, age 59, was appointed President and CEO effective January 1, 2016. Ms. Sherman was also appointed to the Board of Directors effective January 1, 2016. Since joining the Company in 1994, Ms. Sherman has served in various roles of increasing responsibility, most recently as Senior Vice President and Chief Operating Officer from April 2014 to December 31, 2015. Ms. Sherman also previously served as Senior Vice President, Chief Administrative Officer, General Counsel and Secretary from 2010 to April 2014, Senior Vice President, Human Resources, General Counsel and Secretary from 2008 to 2010, and Vice President, General Counsel and Secretary from 2004 to 2008.
Felix M. Boeschen, age 29, was appointed Vice President, Corporate Strategy and Investor Relations in September 2023. Prior to joining the Company, Mr. Boeschen served as a Vice President, Equity Research at Raymond James, where he covered companies in the machinery space, with a primary focus on the truck equipment and specialty vehicle industries.
Diane I. Bonina, age 60, was appointed Vice President, General Counsel and Secretary in April 2022. Prior to joining the Company in March 2022, Ms. Bonina worked at AT&T Inc. (“AT&T”), where she served as Assistant Vice President – Senior Legal Counsel. At AT&T, Ms. Bonina held a broad range of roles of increasing legal and management responsibilities since 1996, both for AT&T and its predecessor companies. Prior to that role, Ms. Bonina worked as an attorney with Jenner & Block in its litigation department from 1990 to 1996, and also served as a law clerk for the Honorable Cornelia G. Kennedy of the U.S. Court of Appeals for the Sixth Circuit in Detroit, Michigan.
Lauren B. Elting, age 42, was appointed Vice President and Chief Accounting Officer in April 2022. Ms. Elting also serves as the Company’s Corporate Controller, a position she has held since May 2018. Prior to joining the Company in January 2017, Ms. Elting worked at Ernst & Young, LLP from 2004 to 2016, most recently as Senior Audit Manager.
Ian A. Hudson, age 47, was appointed Senior Vice President and Chief Financial Officer in October 2017. Mr. Hudson joined the Company in August 2013 as Vice President and Corporate Controller. Prior to joining the Company, Mr. Hudson served as Director of Accounting – Latin America and Asia Pacific at Groupon, Inc. from June 2012 to August 2013. Prior to that role, Mr. Hudson worked at Ernst & Young, LLP from 1998 to 2012, most recently as Senior Audit Manager.
Mark D. Weber, age 66, was appointed Senior Vice President and Chief Operating Officer in January 2018, upon rejoining the Company after four years at Supreme Industries, Inc. (“Supreme”). Mr. Weber joined Supreme in May 2013 as President and Chief Executive Officer, serving in that capacity up to the sale of Supreme to Wabash National Corporation, which was completed in September 2017. Prior to joining Supreme, Mr. Weber worked for 17 years as an executive within the Company’s Environmental Solutions Group, including a decade as Group President.
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
Macroeconomic and Industry Risks
Our financial results are subject to U.S. economic uncertainty and compliance with laws and regulations.
In 2023, we generated approximately 78% of our net sales in the U.S. Our ability to be profitable depends heavily on varying conditions in the U.S. governmental and municipal markets, as well as the overall U.S. economy. The industrial markets in which we compete are subject to considerable cyclicality, and move in response to cycles in the overall business environment. Many of our customers are municipal government agencies, and as a result, we are dependent on municipal government spending. Spending by our municipal customers can be affected by federal, state and local political circumstances, budgetary constraints, changing priorities, actual or potential government shutdowns and other factors. The U.S. government and municipalities depend heavily on tax revenues as a source of spending and accordingly, there is a historical correlation that suggests a lag of one to two years between the condition of the U.S. economy and our sales to the U.S. government and municipalities. Therefore, downturns in the U.S. economy are likely to result in decreases in demand for our products. During previous economic downturns, we experienced decreases in sales and profitability, and we expect our business to remain subject to similar economic fluctuations in the future. In addition, the extent of any potential changes to policies, tax laws and regulations and how any such changes may impact the Company’s financial results and operations, is currently uncertain. For example, the Organization for Economic Co-operation and Development has issued Pillar Two model rules introducing a new global minimum corporate tax of 15% intended to be effective on January 1, 2024. While the U.S. has not yet adopted the Pillar Two rules, various non-U.S. governments are enacting legislation. As currently designed, Pillar Two would apply to our worldwide operations. We currently do not expect these rules to materially increase our global tax costs because we do not have material operations in jurisdictions with tax rates lower than the Pillar Two minimum. We continue to monitor U.S. and global legislative action related to Pillar Two for potential impacts.
Government administrations and agencies, political figures, the investment community, employees and other stakeholders have had an increased focus on sustainability issues and initiatives. Regulatory and other legal changes in laws in response to such matters could require material efforts and costs by us, and our suppliers, to comply with such changes. The costs of compliance with the various laws, regulations and policies applicable to us could be significant and penalties for non-compliance could significantly impact our business.
We have international operations that are subject to compliance with domestic and foreign laws and regulations, economic and political uncertainties and conflicts and foreign currency rate fluctuations.
Our business is subject to fluctuations in demand and changing international economic, legal and political conditions that are beyond our control. In 2023, approximately 22% of our net sales were to customers outside the U.S. and we expect a significant portion of our revenues to come from international sales in the foreseeable future. Operating in the international marketplace exposes us to a number of risks, including the need to comply with U.S. and foreign laws and regulations applicable to our foreign operations, such as the Foreign Corrupt Practices Act, the United Kingdom (“U.K.”) Bribery Act and their counterparts in other foreign jurisdictions in which we operate, restrictive domestic and international trade regulations, and changes in these laws, regulations and policies by the U.S. and foreign governments. In addition, we may be exposed to risks and adverse economic effects associated with changes in tax laws, geopolitical conflicts, actual or threatened imposition of tariffs or trade barriers on our products or materials incorporated into our products, actual or threatened trade disputes, including so-called “trade wars,” political and economic instability in the jurisdictions in which we operate, foreign receivables collection risk and local labor market conditions.
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
We are exposed to inflation effects, which could negatively affect our business, financial condition and results of operation. The United States and other jurisdictions have experienced high levels of inflation in recent years. If the inflation rate increases, it will likely affect our expenses, including, but not limited to, employee compensation and labor expenses and increased costs for supplies, and we may not be successful in offsetting such cost increases through pricing actions.
The execution of our growth strategy is dependent upon the continued availability of credit and third-party financing arrangements for our customers.
Economic downturns result in tighter credit markets, which could adversely affect our customers’ ability to secure financing or to secure financing at favorable terms or interest rates necessary to proceed or continue with purchases of our products and services. Further, certain government agencies, including the U.S. Treasury, have previously implemented and may continue to implement policies that have resulted and may continue to result in significantly increased interest rates and borrowing costs. Our customers’ or potential customers’ inability to secure financing for projects could result in the delay, cancellation or downsizing of new purchases or the suspension of purchases already under contract, which could cause a decline in the demand for our products and services and negatively impact our financial position, results of operations or cash flow.
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
We purchase from suppliers raw materials, component parts and finished goods to be used in the manufacturing and sale of our products. In addition, we may incorporate vehicle chassis provided directly by our customers in our production process. Although the vast majority of our raw materials and component parts are sourced domestically, certain of our suppliers are based overseas, and certain of our domestic suppliers may source subcomponents from overseas. Global markets for various products and goods have suffered, and are continuing to suffer, material disruptions to certain supply chains, in part due to the coronavirus pandemic and geopolitical conflicts, including the war between Russia and Ukraine and the war between Israel and Hamas. Changes in our relationships with suppliers, shortages in availability of materials, production delays, regulatory restrictions, public health crises, labor stoppages or other supply chain disruptions, whether due to our suppliers or customers, could have a material adverse effect on our ability to timely manufacture and deliver products to our customers. In addition, our profit margins would decrease if prices of purchased raw materials, component parts or finished goods increase and we are unable to pass on those increases to our customers.
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
As economies around the world recovered following the most significant effects of the pandemic, sharp increases in demand created significant disruption to the global supply chain, which adversely affected our ability to receive goods on a timely basis and increased our material costs. Throughout 2023, supply chain conditions have continued to gradually improve. However, we continue to experience supply shortages and extended lead times for some components and raw materials, including certain classes of chassis and electronic components that are important to our manufacturing processes. When facing supply-related challenges, we may increase our inventory levels and purchase commitments to shorten lead times and to help maintain adequate inventory levels to meet customer expectations. While we actively monitor and take steps in an effort to mitigate supply chain risk, there can be no assurance that our ongoing mitigation plans will prevent disruptions that may arise from shortages of materials that we use in the production of our products.
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
We are engaged in an industry that will be affected by future technological developments. The introduction of products or processes utilizing new technologies, including those resulting from any new environmental, safety and other regulations, artificial intelligence and machine learning, could require us and our suppliers to make significant changes to existing products or processes in order for them to remain marketable and competitive. Our success will depend upon our ability to source, develop and introduce on a timely and cost-effective basis new products, applications and processes that keep pace with technological developments, applicable regulations and address increasingly sophisticated customer requirements. We may not be successful in identifying, sourcing, developing and marketing new products, applications and processes and product or process enhancements. Further, if we implement emerging technologies such as artificial intelligence and machine learning into our products and services, we may not be able to anticipate vulnerabilities, flaws or security threats resulting from the use of such technology and develop adequate protection measures. We may experience difficulties that could delay or prevent the successful development, introduction and marketing of product or process enhancements or new products, applications or processes. Our products, applications or processes may not adequately meet the requirements of the marketplace and achieve market acceptance. Our financial condition, results of operations or cash flow could be materially and adversely affected if we or our suppliers were to incur delays in developing new products, applications or processes or product or process enhancements, or if our products do not gain market acceptance.
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
Our long-term strategy includes exploring acquisitions of companies or businesses to facilitate our growth, enhance our global market position and broaden our product offerings. Such acquisitions may help us expand into adjacent markets, add complementary products and services or allow us to leverage our distribution channels. In connection with this strategy, we could face certain risks and uncertainties in addition to those we face in the day-to-day operations of our business. We also may be unable to identify suitable targets for acquisition or to make acquisitions at favorable prices. If we identify a suitable acquisition candidate, our ability to successfully implement the acquisition would depend on a variety of factors, including our ability to obtain financing on acceptable terms, especially with interest rates at comparatively high levels. In addition, our acquisition activities could be disrupted by overtures from competitors for the targeted companies, governmental regulation and rapid developments in our industry that decrease the value of a potential target’s products or services.
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

Additionally, availability of labor in the markets in which we operate has declined in recent years and competition for such labor has increased. A significant increase in wages paid by competitors for employees similar to our work force could result in insufficient availability of workers and/or increase our labor costs. In the event prevailing wage rates continue to increase in the markets in which we operate, we may be required to concurrently increase the wages paid to our employees to maintain the quality of our work force and customer service. If the supply of skilled labor is constrained or our costs of attracting and maintaining a workforce increase, our profit margins could decrease as well as our ability to maximize production and meet customer demand.
Our business may be adversely impacted by work stoppages and other labor relations matters.
As a portion of our workforce is unionized, we are subject to risk of work stoppages and other labor relations matters. As of December 31, 2023, approximately 9% of our U.S. hourly workers were represented by labor unions and were covered by collective bargaining agreements with various unions. Any strikes, threats of strikes or other organized disruptions in connection with the negotiation of new labor agreements or other negotiations could materially adversely affect our business as well as impair our ability to implement further measures to reduce costs and improve production efficiencies. In addition, the stoppage of work for a prolonged period of time at one, or several, of our principal manufacturing facilities, due to public health concerns, or any other reason, could materially adversely affect our business.
Our pension funding requirements and expenses are affected by certain factors outside of our control, including the performance of plan assets, the discount rate used to value liabilities, actuarial assumptions and experience and legal and regulatory changes.
Our funding obligations and pension expense for our defined benefit pension plans are driven by the performance of assets set aside in trusts for these plans, the discount rate used to value the plans’ liabilities, actuarial assumptions and experience and legal and regulatory funding requirements. Changes in these factors could have an adverse impact on our financial condition, results of operations or cash flow. In addition, a portion of our pension plan assets are invested in equity securities, which can experience significant declines if financial markets weaken. The level of the funding of our defined benefit pension plan liabilities was approximately 88% as of December 31, 2023. Funding of the Company’s U.S. defined benefit pension plan is determined in accordance with guidelines set forth in the Employee Retirement Income Security Act. Our future pension expenses and funding requirements could increase significantly due to the effect of adverse changes in the discount rate, asset values or the estimated expected return on plan assets. In addition, we could become legally required to make increased cash contributions to the pension plans, and these contributions could be material and negatively affect our cash flow.
Data Security and Intellectual Property Risks
Increased IT security threats, including more sophisticated cybersecurity attacks, pose a risk to our systems, networks, products and operations.
We rely upon IT systems and networks, some of which are managed by third parties, to support a variety of business processes and activities, and to comply with regulatory, legal and tax requirements. Additionally, in the ordinary course of business, we collect and store sensitive information relating to our businesses, customers, suppliers and employees. Sensitive information may also be stored by our vendors and on the platforms and networks of third-party providers. The secure operation of these IT systems and networks and processing and maintenance of this information is critical to the Company’s business operations and strategy.
These IT systems and networks may be susceptible to damage, disruptions or shutdowns due to hardware failures, computer viruses, cybersecurity attacks, telecommunication failures, user errors, catastrophic events or other factors. Further, IT security threats are growing in frequency and sophistication. Accordingly, we have implemented and continue to implement measures to address cybersecurity incidents and mitigate potential risks to our systems from these IT-related disruptions. Despite the information security measures we have taken, our systems and networks remain potentially vulnerable to cybersecurity incidents, as do those of our vendors and third-party providers. Cybersecurity incidents with respect to the Company, our vendors or our third-party providers could potentially result in the compromising of confidential information, misuse of our systems and networks, manipulation and destruction of data, misappropriation of assets or production stoppages and supply shortages, which in turn could adversely affect our reputation, financial condition, results of operations or cash flow.
Although we have not suffered any significant cybersecurity incidents that have had a material business impact, we and our vendors have been the target of malicious cybersecurity threats and attacks. While various procedures and controls have been and are being utilized to mitigate IT risks, there can be no guarantee that the actions and controls that we and our third-party providers have implemented will be sufficient to protect our systems, information or other property.

Infringement of, or an inability to protect, our intellectual property rights could adversely affect our business.
We rely on a combination of patents, trademarks, copyrights, nondisclosure agreements, IT security systems, physical security and other measures to protect our proprietary intellectual property and the intellectual property of certain customers and suppliers. However, we cannot be certain that our efforts to protect these intellectual property rights will be sufficient. Intellectual property protection is subject to applicable laws in various jurisdictions where interpretations and protections differ or can be unpredictable and costly to enforce. Further, our ability to protect our intellectual property rights may be limited in certain foreign jurisdictions that do not have, or do not enforce, strong intellectual property rights. Any failure to protect or enforce our intellectual property rights could have a material adverse effect on our competitive position, financial condition, results of operations or cash flow.
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
The costs associated with complying with environmental, safety and other regulations could lower our margins.
We, like other manufacturers, continue to face heavy governmental regulation of our products, especially in the areas of the environment and employee health and safety. Increased public awareness and concern regarding climate change and other related matters at numerous levels of government in various jurisdictions may lead to additional international, national, regional and local legislative and regulatory responses, and compliance with any new rules could be difficult and costly. These regulations could include environmental requirements applicable to manufacturing and vehicle emissions and regulations impacting our supply chain both nationally and internationally. Complying with environmental, safety and other regulations has added and will continue to add to the cost of our products, could increase the capital required to support our business and could affect the products and services that we offer. While we believe that we are in compliance in all material respects with these laws and regulations, we may be adversely impacted by costs, liabilities or claims with respect to our operations under existing laws or those that may be adopted. These requirements are complex, change frequently and have tended to become more stringent over time. Therefore, we could incur substantial costs, including cleanup costs, fines and civil or criminal sanctions as a result of violation of, or liabilities under, environmental laws and safety regulations. Further, climate change regulations at the federal, state or local level or in international jurisdictions could require us to limit emissions, change our manufacturing processes or product offerings, or undertake other activities which may require us to incur additional expense. These requirements may increase the cost of our products, which may diminish demand for those products. Additionally, uneven application of environmental, safety and other regulations could place our products at a cost or features disadvantage, which could reduce our revenues and profitability.
An impairment in the carrying value of goodwill, intangible assets or long-lived assets could negatively affect our financial position and results of operations.
As of December 31, 2023, goodwill and intangible assets represented 29% and 13% of total consolidated assets, respectively. Rental equipment and properties and equipment are long-lived assets, which also collectively represented 20% of our total consolidated assets as of December 31, 2023. Goodwill and indefinite-lived intangible assets are tested for impairment annually, or more frequently if indicators of impairment exist. Definite-lived intangible assets and long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In evaluating the potential for impairment of goodwill, intangible assets and long-lived assets, we make assumptions regarding future operating performance, business trends, competition and market and general economic conditions. Such analyses further require us to make certain assumptions about our sales, operating margins, growth rates and discount rates. There are inherent uncertainties related to these factors. An impairment charge may result from, among other things, a significant decline in operating results, adverse market conditions, unfavorable changes in applicable laws or regulations, or a variety of other factors. Our total consolidated assets and results of operations for the applicable period could be materially adversely affected if any such charge is recorded.
Item 1B.    Unresolved Staff Comments.
None.
Item 1C.    Cybersecurity
The Company does not believe that there are currently any known risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company’s business strategy, results of operations, or financial condition. However, the Company could face risks from cybersecurity threats in the future that could have a material adverse effect on its business strategy, results of operations, or financial condition. For more information on the Company’s cybersecurity-related risks, see Item 1A, Risk Factors of this Form 10-K.
Risk Management and Strategy
The Company’s processes for identifying, assessing, and managing material cybersecurity risks are incorporated into its overall Enterprise Risk Management process. The Company maintains a comprehensive cybersecurity risk management program, overseen by the Chief Information Officer (“CIO”) and Chief Information Security Officer (“CISO”), to support the security, confidentiality, integrity and availability of its critical information technology (“IT”) systems and information.
The Company conducts internal risk assessments, with the assistance of independent third parties, against standards including the National Institute of Standards and Technology Cybersecurity Framework. The assessment results are used to develop responsive cybersecurity controls and risk mitigation strategies. The Company’s cybersecurity risk management program provides the structure for managing the respective risks through the use of a combination of automated tools, technologies and third-party monitoring, as well as ongoing employee education via cybersecurity training and security awareness communications.
The Company’s cybersecurity risk management program includes an incident response plan, which provides a documented framework to support the timely and effective resolution of actual or attempted cybersecurity incidents. Cybersecurity incidents across the Company, and relevant third-party service providers, are tracked and significant incidents, as applicable, are promptly escalated to a cross-functional cybersecurity task force so that decisions regarding public disclosure can be made in a timely manner by management and the Board of Directors.
The Company’s Internal Audit function performs audits to evaluate and report on compliance with cybersecurity policies and procedures, reviews internal control certifications from relevant third-party service providers, and tests IT system and network controls as part of its annual assessment of the effectiveness of the Company’s internal controls. Additionally, the Company engages third-party specialists to conduct periodic tests, incident simulations and assessments to verify and continuously enhance its cybersecurity risk management program.
Governance
The Board of Directors has overall responsibility for the oversight of risk management, and has delegated oversight of cybersecurity risk management to the Audit Committee. The Company’s CIO and CISO regularly report to the Audit Committee on cybersecurity risks, updates on key initiatives and progress toward the Company’s objectives. In addition, the CIO provides updates to the Board of Directors, at least annually, on the Company’s broader IT strategy and key initiatives.
The CIO and CISO have primary responsibility over the Company’s cybersecurity risk management program. Quarterly updates are provided to the Company’s IT Council, comprised of executive, business unit and IT leaders from across the organization, regarding IT initiatives and risk management processes.
Item 2.    Properties.
As of December 31, 2023, the Company utilized 17 principal manufacturing plants located throughout the U.S., as well as two in Europe, three in Canada and one in South Africa. The Company also leases facilities within the U.S., Europe and Canada from which we provide sales, service and/or equipment rentals. As of December 31, 2023, the Company devoted approximately 2.5 million square feet to manufacturing and 1.2 million square feet to sales, service, warehousing and office space. Of the total square footage, approximately 84% is devoted to the Environmental Solutions Group and 16% to the Safety and Security Systems Group. Approximately 63% of the total square footage is owned by the Company with the remaining 37% being leased. Owned facilities are subject to liens under the Company’s Third Amended and Restated Credit Agreement dated October 21, 2022 (the “2022 Credit Agreement”).

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
Holders
As of January 31, 2024, there were 1,463 holders of record of the Company’s common stock.
Securities Authorized for Issuance under Equity Compensation
Information concerning the Company’s equity compensation plans is included under Item 12 of Part III of this Form 10-K.
Recent Sales of Unregistered Securities
There were no sales of unregistered securities by the Company during the year ended December 31, 2023.
Purchases of Equity Securities
The following table provides a summary of the Company’s repurchase activity for its common stock during the three months ended December 31, 2023:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (a)
October 2023 (10/1/23 - 11/4/23)	21,083	$59.5008	21,083	$53,544,951
November 2023 (11/5/23 - 12/2/23)	—	—	—	53,544,951
December 2023 (12/3/23 - 12/31/23)	—	—	—	53,544,951
(a)    In March 2020, the Board authorized a stock repurchase program of up to $75.0 million of the Company’s common stock, with the remaining authorization under our previously described repurchase program adopted in 2014 being subject to the March 2020 program.

Performance Graph
The following graph compares the cumulative five-year total return to stockholders of the Company’s common stock relative to the cumulative total returns of the Russell 2000 index, the S&P Midcap 400 index, the S&P Industrials index, and the S&P 600 Capital Goods index. The graph assumes that the value of the investment in the Company’s common stock, and in each index, was $100 on December 31, 2018 and assumes reinvestment of all dividends through December 31, 2023.

$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
2018
2019
2020
2021
2022
2023
Federal Signal Corporation
Russell 2000
S&P Midcap 400
S&P Industrials
S&P 600 Capital Goods

Copyright© 2024 Russell Investment Group. All rights reserved.
Copyright© 2024 Standard & Poor’s, a division of S&P Global. All rights reserved.

	As of December 31,
	2018	2019	2020	2021	2022	2023
Federal Signal Corporation	$100.00	$163.90	$170.42	$224.64	$243.10	$404.16
Russell 2000	100.00	125.52	150.58	172.90	137.56	160.85
S&P Midcap 400	100.00	126.20	143.44	178.95	155.58	181.15
S&P Industrials	100.00	129.37	143.68	174.02	164.49	194.31
S&P 600 Capital Goods	100.00	129.62	149.95	187.99	179.86	248.67
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
Executive Summary
The Company is a leading global manufacturer and supplier of (i) vehicles and equipment for maintenance and infrastructure end-markets, including sewer cleaners, industrial vacuum loaders, safe-digging trucks, street sweepers, waterblasting equipment, road-marking and line-removal equipment, dump truck bodies, trailers, metal extraction support equipment and multi-purpose tractors, and (ii) public safety equipment, such as vehicle lightbars and sirens, industrial signaling equipment, public warning systems and general alarm/public address systems. In addition, we engage in the sale of parts, service and repair, equipment rentals and training as part of a comprehensive aftermarket offering to our customer base. We operate 23 manufacturing facilities in five countries and provide products and integrated solutions to municipal, governmental, industrial and commercial customers in all regions of the world.
As described in Note 17 – Segment Information to the accompanying consolidated financial statements, the Company’s business units are organized in two reportable segments: the Environmental Solutions Group and the Safety and Security Systems Group.
Operating and Financial Performance in 2023
Conditions in our end markets remained strong throughout 2023, with demand for our products and services at unprecedented levels. We continued to execute against our organic growth initiatives, and with contributions from our recent value-added acquisitions and additional efficiency gains resulting from the application of our eighty-twenty initiatives, we were able to sustain a high level of financial performance. As the year progressed, we saw improvement in supply chain conditions, which facilitated increased production levels at several of our facilities and, despite some lingering supply chain-related operational inefficiencies, we were able to deliver record financial results for our stockholders, with double-digit year-over-year top line and earnings growth, margin expansion and significant improvement in cash flow generation.
Included among the Company’s highlights in 2023 were the following:
•Orders for the year were at a record level of $1.87 billion, an increase of $178 million, or 11%, from last year.
•Backlog at December 31, 2023 was $1.03 billion, another Company record, and an increase of $146 million, or 17%, compared to the end of last year.
•Net sales for the year ended December 31, 2023 were $1.72 billion, the highest level in our history, and an increase of $288 million, or 20% from last year.
•For the year ended December 31, 2023, we reported operating income of $224.5 million, an increase of $63.7 million, or 40%, from last year.
•Consolidated operating margin for the year ended December 31, 2023 was 13.0%, compared to 11.2% in the prior year.
•For the year ended December 31, 2023, we reported net income of $157.4 million, an increase of $37.0 million, or 31%, from last year.
•On a consolidated basis, we reported adjusted EBITDA* of $286.0 million for the year ended December 31, 2023, an increase of $71.0 million, or 33%, from last year.
•Adjusted EBITDA margin* for the year ended December 31, 2023 was 16.6%, up from 15.0% last year.
•Cash flow from continuing operating activities for the year ended December 31, 2023 was $194 million, an increase of $123 million, or 171%, from last year.
•With our strong balance sheet, positive operating cash flow, and increased capacity under our credit facility, we are well positioned to continue to invest in internal growth initiatives, pursue strategic acquisitions and consider ways to return value to stockholders, as we did during 2023:

◦Our capital expenditures in 2023 were approximately $30 million, and included a number of strategic investments in new machinery and equipment aimed at gaining operating efficiencies and expanding capacity at certain production facilities.
◦We continue to invest in new product development and are encouraged that these efforts will provide additional opportunities to further diversify our customer base, penetrate new end-markets and/or gain access to new geographic regions.
◦We continued to execute on our disciplined M&A strategy with the acquisitions of Blasters and Trackless. We have now completed 11 acquisitions since 2016.
◦We demonstrated our commitment to returning value to our stockholders by paying cash dividends of $23.8 million, and spending $5.5 million to repurchase shares under our authorized repurchase program.
•To highlight our ongoing focus on operating in a socially responsible and sustainable manner, we published our fourth annual Sustainability Report in June 2023.
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

Results of Operations
The following table summarizes our Consolidated Statements of Operations as of, and for the years ended, December 31, 2023, 2022 and 2021, and illustrates the key financial indicators used to assess our consolidated financial results:

	For the Years Ended December 31,			Change
(in millions of dollars, except per share data)	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Net sales	$1,722.7	$1,434.8	$1,213.2	$287.9	$221.6
Cost of sales	1,272.5	1,089.9	924.5	182.6	165.4
Gross profit	450.2	344.9	288.7	105.3	56.2
Selling, engineering, general and administrative expenses	210.1	171.7	149.2	38.4	22.5
Amortization expense	15.2	12.9	10.9	2.3	2.0
Acquisition and integration-related expenses (benefits), net	0.4	(0.5)	(2.1)	0.9	1.6
Operating income	224.5	160.8	130.7	63.7	30.1
Interest expense, net	19.7	10.3	4.5	9.4	5.8
Pension settlement charges	—	—	10.3	—	(10.3)
Other expense (income), net	1.8	(0.4)	(1.7)	2.2	1.3
Income before income taxes	203.0	150.9	117.6	52.1	33.3
Income tax expense	45.6	30.5	17.0	15.1	13.5
Net income	$157.4	$120.4	$100.6	$37.0	$19.8
Other data:
Operating margin	13.0%	11.2%	10.8%	1.8%	0.4%
Adjusted EBITDA (a)	$286.0	$215.0	$180.5	$71.0	$34.5
Adjusted EBITDA margin (a)	16.6%	15.0%	14.9%	1.6%	0.1%
Diluted earnings per share	$2.56	$1.97	$1.63	$0.59	$0.34
Total orders	1,870.1	1,692.2	1,538.8	177.9	153.4
Backlog	1,025.1	879.2	628.9	145.9	250.3
Depreciation and amortization	60.4	54.7	50.4	5.7	4.3
(a)The Company uses adjusted EBITDA and adjusted EBITDA margin as additional measures which are representative of its underlying performance and to improve the comparability of results across reporting periods. We believe that investors use versions of these metrics in a similar manner. For these reasons, the Company believes that adjusted EBITDA and adjusted EBITDA margin are meaningful metrics to investors in evaluating the Company’s underlying financial performance. Adjusted EBITDA is a non-GAAP measure that represents the total of net income, interest expense, pension settlement charges, acquisition and integration-related expenses (benefits), coronavirus-related expenses, purchase accounting effects, other income/expense, income tax expense, and depreciation and amortization expense, where applicable. Adjusted EBITDA margin is a non-GAAP measure that represents the total of net income, interest expense, pension settlement charges, acquisition and integration-related expenses (benefits), coronavirus-related expenses, purchase accounting effects, other income/expense, income tax expense, and depreciation and amortization expense, where applicable, divided by net sales for the applicable period(s). Other companies may use different methods to calculate adjusted EBITDA and adjusted EBITDA margin.
A discussion of changes in the Company’s financial condition and results of operations during the year ended December 31, 2022 compared to the year ended December 31, 2021 has been omitted from this Form 10-K, but may be found under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 1, 2023.
Year ended December 31, 2023 vs. year ended December 31, 2022
Net sales
Net sales for the year ended December 31, 2023 increased by $287.9 million, or 20%, compared to the prior year, inclusive of the effects of acquisitions, pricing actions and increased chassis sales. The Environmental Solutions Group reported a net sales increase of $247.3 million, or 21%, primarily due to a $66.2 million improvement in aftermarket revenues and increases in sales of street sweepers, sewer cleaners, refuse trucks, multi-purpose tractors, metal extraction support equipment, industrial vacuum loaders, safe-digging trucks, trailers and road-marking and line-removal equipment of $38.6 million, $35.0 million, $31.1 million, $21.4 million, $17.2 million, $16.3 million, $15.5 million, $10.5 million and $7.4 million, respectively. Partially offsetting these improvements was a reduction in sales of hoists and waterblasting equipment of $7.9 million and $5.1 million, respectively, as well as a $6.4 million unfavorable foreign currency translation impact. Within the Safety and Security Systems

Group, net sales increased by $40.6 million, or 17%, primarily due to improvements in sales of public safety equipment, industrial signaling equipment and warning systems of $22.7 million, $11.0 million and $6.8 million, respectively.
Cost of sales
For the year ended December 31, 2023, cost of sales increased by $182.6 million, or 17%, compared to the prior year, largely due to an increase of $162.3 million, or 17%, within the Environmental Solutions Group, primarily related to increased sales volumes, inclusive of the effects of acquisitions, increased chassis costs and a $3.2 million increase in depreciation expense, partially offset by a $6.2 million favorable foreign currency translation impact. Within the Safety and Security Systems Group, cost of sales increased by $20.3 million, or 13%, primarily related to higher sales volumes, benefits from pricing actions and lower freight costs.
Gross profit
For the year ended December 31, 2023, gross profit increased by $105.3 million, or 31%, compared to the prior year, primarily due to a $85.0 million improvement within the Environmental Solutions Group and a $20.3 million increase within the Safety and Security Systems Group. Gross profit as a percentage of net sales (“gross profit margin”) for the year ended December 31, 2023 was 26.1%, compared to 24.0% in the prior year, primarily driven by improvements within the Environmental Solutions Group and Safety and Security Systems Group of 220 basis points and 180 basis points, respectively.
Selling, engineering, general and administrative (“SEG&A”) expenses
For the year ended December 31, 2023, SEG&A expenses increased by $38.4 million, or 22%, compared to the prior year, primarily due to increases of $16.8 million, $6.3 million and $15.3 million within the Environmental Solutions Group, the Safety and Security Systems Group and Corporate, respectively. As a percentage of net sales, SEG&A expenses increased from 12.0% in the prior year, to 12.2% in the current year.
Operating income
Operating income for the year ended December 31, 2023 increased by $63.7 million, or 40%, compared to the prior year, largely due to the $105.3 million improvement in gross profit, partially offset by the $38.4 million increase in SEG&A expenses, a $2.3 million increase in amortization expense and a $0.9 million increase in acquisition-related costs. Consolidated operating margin for the year ended December 31, 2023 was 13.0%, compared to 11.2% in the prior year.
Interest expense, net
Interest expense for the year ended December 31, 2023 increased by $9.4 million, or 91%, compared to the prior year, largely due to an increase in interest rates.
Other expense (income), net
For the year ended December 31, 2023, Other expense (income), net, increased by $2.2 million compared to the prior year, primarily due to a $1.0 million increase in net periodic pension expense, a $0.8 million increase in estimated environmental remediation costs associated with a business discontinued in 2009, and a $0.4 million increase in foreign currency transaction losses.
Income tax expense
The Company recognized income tax expense of $45.6 million for the year ended December 31, 2023, compared to $30.5 million for the year ended December 31, 2022. The increase in income tax expense in the current year was primarily due to higher earnings and the non-recurrence of certain discrete tax benefits recognized in the prior year associated with the release of valuation allowances, partially offset by a $1.5 million increase in the amount of excess tax benefits from stock compensation activity compared to the prior year. In the year ended December 31, 2022, the Company recognized a $2.6 million tax benefit from the release of a valuation allowance that had previously been recorded against deferred tax assets associated with foreign tax credits in the U.S., primarily due to tax planning. The Company also recognized a $1.1 million tax benefit during the year ended December 31, 2022 associated with the release of a valuation allowance in the U.K., as the associated deferred tax assets were considered more-likely-than-not to be realized primarily due to increased projections of future taxable income. Including these items, the Company’s effective tax rate for the year ended December 31, 2023 was 22.5%, compared to 20.2% in 2022. For further discussion, see Note 10 – Income Taxes to the accompanying consolidated financial statements.

Net income
Net income for the year ended December 31, 2023 increased by $37.0 million, or 31%, compared to the prior year, largely due to the increased operating income, partially offset by increases in income tax expense, interest expense and other expense of $15.1 million, $9.4 million and $2.2 million, respectively.
Adjusted EBITDA
Adjusted EBITDA for the year ended December 31, 2023 was $286.0 million, compared to $215.0 million in the prior year. Adjusted EBITDA margin for the year ended December 31, 2023 was 16.6%, compared to 15.0% in the prior year.
The following table summarizes the Company’s adjusted EBITDA and adjusted EBITDA margin and reconciles net income to adjusted EBITDA for each of the three years in the period ended December 31, 2023:

	For the Years Ended December 31,
(in millions of dollars)	2023	2022	2021
Net income	$157.4	$120.4	$100.6
Add (less):
Interest expense, net	19.7	10.3	4.5
Pension settlement charges	—	—	10.3
Acquisition and integration-related expenses (benefits), net	0.4	(0.5)	(2.1)
Coronavirus-related expenses (a)	—	—	1.2
Purchase accounting effects (b)	0.7	—	0.3
Other expense (income), net	1.8	(0.4)	(1.7)
Income tax expense	45.6	30.5	17.0
Depreciation and amortization	60.4	54.7	50.4
Adjusted EBITDA	$286.0	$215.0	$180.5

Net sales	$1,722.7	$1,434.8	$1,213.2

Adjusted EBITDA margin	16.6%	15.0%	14.9%
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
Environmental Solutions
The following table summarizes the Environmental Solutions Group’s operating results as of, and for the years ended, December 31, 2023, 2022 and 2021:

	For the Years Ended December 31,			Change
(in millions of dollars)	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Net sales	$1,437.9	$1,190.6	$1,004.0	$247.3	$186.6
Operating income	209.2	144.5	120.5	64.7	24.0
Other data:
Operating margin	14.5%	12.1%	12.0%	2.4%	0.1%
Total orders	$1,578.0	$1,444.2	$1,297.3	$133.8	$146.9
Backlog	966.5	824.4	576.4	142.1	248.0
Depreciation and amortization	56.0	50.3	46.7	5.7	3.6
Year ended December 31, 2023 vs. year ended December 31, 2022
Total orders increased by $133.8 million, or 9%, for the year ended December 31, 2023, inclusive of the effects of acquisitions and pricing actions. U.S. orders increased by $73.1 million, or 6%, primarily due to improvements in orders for street sweepers, road-marking and line-removal equipment, dump truck bodies, multi-purpose tractors, industrial vacuum loaders and refuse trucks of $26.9 million, $22.9 million, $19.5 million, $12.0 million, $9.5 million and $6.4 million, respectively. Additionally, aftermarket demand increased by $43.2 million. Partially offsetting these improvements were reductions in orders for trailers, safe-digging trucks and wasterblasting equipment of $36.9 million, $28.8 million and $7.4 million, respectively. Non-U.S. orders increased by $60.7 million, or 25%, primarily due to improvements in orders for refuse trucks, multi-purpose tractors and sewer cleaners of $45.0 million, $8.7 million and $4.8 million, respectively. Additionally, aftermarket demand increased by $14.2 million. Partially offsetting these improvements was a $5.6 million reduction in orders for street sweepers and a $7.8 million unfavorable foreign currency translation impact.
Net sales increased by $247.3 million, or 21%, for the year ended December 31, 2023, primarily due to higher sales volumes, inclusive of the effects of acquisitions, pricing actions and increased chassis sales. U.S. sales increased by $165.8 million, or 17%, largely due to a $45.1 million increase in aftermarket revenues and increases in sales of street sweepers, sewer cleaners, safe-digging trucks, industrial vacuum loaders, trailers, multi-purpose tractors, road-marking and line-removal equipment and refuse trucks of $35.5 million, $28.1 million, $21.4 million, $16.3 million, $10.5 million, $7.8 million, $7.5 million and $6.3 million, respectively. Partially offsetting these improvements were reductions in shipments of hoists and waterblasting equipment of $7.9 million and $5.5 million, respectively. Non-U.S. sales increased by $81.5 million, or 42%, largely due to a $21.1 million improvement in aftermarket revenues and increases in sales of refuse trucks, metal extraction support equipment, multi-purpose tractors and sewer cleaners of $24.8 million, $17.9 million, $13.6 million and $6.9 million, respectively. Partially offsetting these improvements was a $5.9 million reduction in sales of safe-digging trucks and a $6.4 million unfavorable foreign currency translation impact.
Cost of sales increased by $162.3 million, or 17%, for the year ended December 31, 2023, primarily related to increased sales volumes, inclusive of the effects of acquisitions, increased chassis costs and a $3.2 million increase in depreciation expense, partially offset by a $6.2 million favorable foreign currency translation impact. Including these factors, gross profit margin for the year ended December 31, 2023 was 23.6%, compared to 21.4% in the prior year, with the improvement primarily attributable to improved operating leverage from higher sales volumes and benefits from pricing actions, partially offset by an increase in lower margin chassis sales.
SEG&A expenses increased by $16.8 million, or 17%, for the year ended December 31, 2023, primarily due to additional costs from acquired businesses, as well as increases in sales commissions and incentive-based compensation expense. As a percentage of net sales, SEG&A expenses were 7.9% in the current year, compared to 8.1% in the prior year.
Operating income increased by $64.7 million, or 45%, for the year ended December 31, 2023, largely due to a $85.0 million increase in gross profit, partially offset by the $16.8 million increase in SEG&A expenses, a $2.3 million increase in amortization expense and a $1.2 million increase in acquisition-related costs.
Backlog was $967 million at December 31, 2023, compared to $824 million at December 31, 2022.
Safety and Security Systems
The following table summarizes the Safety and Security Systems Group’s operating results as of, and for the years ended, December 31, 2023, 2022 and 2021:

	For the Years Ended December 31,			Change
(in millions of dollars)	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Net sales	$284.8	$244.2	$209.2	$40.6	$35.0
Operating income	54.8	40.8	32.7	14.0	8.1
Other data:
Operating margin	19.2%	16.7%	15.6%	2.5%	1.1%
Total orders	$292.1	$248.0	$241.5	$44.1	$6.5
Backlog	58.6	54.8	52.5	3.8	2.3
Depreciation and amortization	4.2	4.2	3.6	—	0.6
Year ended December 31, 2023 vs. year ended December 31, 2022
Total orders increased by $44.1 million, or 18%, for the year ended December 31, 2023. U.S. orders increased by $16.9 million, or 11%, compared to the prior year, driven by improvements in orders for public safety equipment, warning systems and industrial signaling equipment of $10.8 million, $4.9 million and $1.2 million, respectively. Non-U.S. orders increased by $27.2 million, or 31%, primarily due to a $23.9 million improvement in orders for public safety equipment, inclusive of a large fleet order from a customer in Mexico, as well as a $2.8 million improvement in orders for warning systems.
Net sales increased by $40.6 million, or 17%, for the year ended December 31, 2023, inclusive of the effects of higher sales volumes and pricing actions. U.S. sales increased by $21.8 million, or 14%, driven by improvements in sales of public safety equipment, industrial signaling equipment and warning systems of $12.6 million, $4.7 million and $4.5 million, respectively. Non-U.S. sales increased by $18.8 million, or 21%, largely due to improvements in sales of public safety equipment, industrial signaling equipment and warning systems of $10.1 million and $6.3 million and $2.3 million, respectively.
Cost of sales increased by $20.3 million, or 13%, for the year ended December 31, 2023, primarily related to higher sales volumes. Gross profit margin for the year ended December 31, 2023 was 38.9%, compared to 37.1% in the prior year, with the improvement primarily attributable to improved operating leverage from higher sales volumes, benefits from pricing actions and lower freight costs.
SEG&A expenses increased by $6.3 million for the year ended December 31, 2023, primarily due to higher sales commissions and incentive-based compensation expense. As a percentage of net sales, SEG&A expenses were 19.7% in the current year, compared with 20.4% in the prior year.
Operating income increased by $14.0 million, or 34%, for the year ended December 31, 2023, primarily due to a $20.3 million increase in gross profit, partially offset by the $6.3 million increase in SEG&A expenses.
Backlog was $59 million at December 31, 2023, compared to $55 million at December 31, 2022.
Corporate Expense
Corporate operating expenses were $39.5 million, $24.5 million and $22.5 million for the years ended December 31, 2023, 2022 and 2021, respectively.
For the year ended December 31, 2023, corporate operating expenses increased by $15.0 million compared to the prior year, with the increase primarily due to higher post-retirement expenses and increases in incentive-based compensation, stock compensation, medical and IT costs, partially offset by a $0.3 million decrease in acquisition-related expenses. During the year ended December 31, 2023, the Company recognized a $2.1 million benefit associated with a reduction in the estimated fair value of contingent consideration. During the year ended December 31, 2022, the Company received a favorable settlement of $1.9 million in a post-closing adjustment dispute associated with the 2021 acquisition of OSW Equipment & Repair, LLC. These acquisition-related benefits have been included as a component of Acquisition and integration-related expenses (benefits), net on the Consolidated Statements of Operations.
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
The Company’s cash and cash equivalents totaled $61.0 million, $47.5 million and $40.5 million as of December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023, $27.8 million of cash and cash equivalents was held by foreign subsidiaries. Cash and cash equivalents held by subsidiaries outside the U.S. typically are held in the currency of the country in which it is located. The Company uses this cash to fund the operating activities of its foreign subsidiaries and for further investment in foreign operations. Generally, the Company has considered such cash to be indefinitely reinvested in its foreign operations and the Company’s current plans do not demonstrate a need to repatriate such cash to fund U.S. operations. However, in the event that these funds were needed to fund U.S. operations or to satisfy U.S. obligations, they generally could be repatriated. The repatriation of these funds may cause the Company to incur additional U.S. income tax expense and withholding taxes, as applicable, dependent on income tax laws and other circumstances at the time any such amounts were repatriated.
Net cash provided by operating activities totaled $194.4 million, $71.8 million and $101.8 million in 2023, 2022 and 2021, respectively. The increase in cash generated by operating activities in 2023 compared to the prior year was primarily due to working capital improvements and higher net income, partially offset by increased rental fleet investments to support strong demand for rentals and used equipment and higher income tax payments.
Net cash used for investing activities totaled $83.7 million, $99.7 million and $168.7 million in 2023, 2022 and 2021, respectively. In each of the years presented, cash was used to fund the purchase of properties and equipment, with $30.3 million, $53.0 million and $37.4 million of capital expenditures in 2023, 2022 and 2021, respectively. Capital expenditures in 2022 included the acquisition of the Company’s University Park, Illinois manufacturing facility for $28 million, and capital expenditures in 2021 included the purchase of the Company’s Elgin, Illinois manufacturing facility for $19.8 million. During 2023, the Company made initial payments of $41.9 million and $13.0 million to acquire Trackless and Blasters. During 2022 the Company completed the acquisition of TowHaul for initial consideration of $43.3 million. In addition, during 2022 the Company paid $4.3 million to acquire certain distribution rights from dealers and funded a $1.6 million post-closing adjustment related to the 2021 acquisition of substantially all of the assets and operations of Deist Industries, Inc. In 2021, the Company completed three acquisitions for aggregate initial consideration of $131.8 million, excluding cash acquired.
Net cash of $97.9 million was used for financing activities in 2023, whereas in 2022 and 2021, $35.5 million, and $26.4 million, respectively, was provided by financing activities. In 2023, the Company paid down $64.1 million of borrowings under its revolving credit facility and $0.8 million under its term loan facility, funded cash dividends and share repurchases of $23.8 million and $5.5 million, respectively, and redeemed $7.0 million of stock in order to remit funds to tax authorities to satisfy employees’ tax withholdings following the vesting of stock-based compensation and the exercise of stock options. The Company also received $3.9 million from stock option exercises. In 2022, the Company borrowed $81.2 million under its revolving credit facility, primarily to fund acquisitions, and received $0.2 million from stock option exercises. The Company also funded cash dividends and share repurchases of $21.8 million and $16.1 million, respectively, and redeemed $6.2 million of stock in order to remit funds to tax authorities to satisfy employees’ tax withholdings following the vesting of stock-based compensation and the exercise of stock options. In 2021, the Company borrowed $70.5 million under its revolving credit facility, primarily to fund acquisitions, and received $4.2 million from stock option exercises. The Company also funded cash dividends and share repurchases of $22.0 million and $15.4 million, respectively, and redeemed $10.7 million of stock in order to remit funds to tax authorities to satisfy employees’ tax withholdings following the vesting of stock-based compensation and the exercise of stock options.
On October 21, 2022, the Company entered into the 2022 Credit Agreement, by and among the Company and certain of its foreign subsidiaries (collectively, the “Borrowers”), Wells Fargo Bank, National Association, as administrative agent, swingline lender and issuing lender, PNC Bank, National Association and Truist Bank as syndication agents, and the other lenders and parties signatory thereto.
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
As of December 31, 2023, there was $173.2 million of cash drawn on the Revolver, $124.2 million outstanding under the term loan facility and $9.1 million of undrawn letters of credit under the 2022 Credit Agreement, with $492.7 million of net availability for borrowings.
The following table summarizes the gross borrowings and gross payments under the Company’s revolving credit facilities:

	For the Years Ended December 31,
(in millions of dollars)	2023	2022	2021
Gross borrowings	$134.3	$137.0	$214.0
Gross payments	198.4	55.8	143.5
Aggregate maturities of long-term borrowings and finance lease obligations are $4.7 million in 2024, $7.8 million in 2025, $10.2 million in 2026 and $276.3 million in 2027. The weighted average interest rate on long-term borrowings was 5.9% at December 31, 2023.
The Company paid interest of $22.8 million in 2023, $9.4 million in 2022 and $3.9 million in 2021.
The Company paid income taxes of $46.2 million in 2023, $26.9 million in 2022 and $35.5 million in 2021.
Cash dividends of $23.8 million, $21.8 million and $22.0 million were declared and paid to stockholders in 2023, 2022 and 2021, respectively.
The Company anticipates that capital expenditures for 2024 will be in the range of $35 million to $40 million. The Company believes that its financial resources and major sources of liquidity, including cash flow from operations and borrowing capacity, will be adequate to meet its operating needs, capital needs and financial commitments.

Contractual Obligations and Off-Balance Sheet Arrangements
The following table summarizes the Company’s contractual obligations and payments due by period as of December 31, 2023:

	Payments Due by Period
(in millions of dollars)	Total	Less than 1 Year	2-3 Years	4-5 Years	More than 5 Years
Long-term debt	$297.4	$3.9	$17.2	$276.3	$—
Interest payments on long-term debt (a)	64.4	17.4	33.7	13.3	—
Operating lease obligations (b)	23.3	7.7	9.5	3.6	2.5
Finance lease obligations	1.6	0.8	0.8	—	—
Purchase obligations (c)	277.6	254.1	23.4	0.1	—
Pension contributions (d)	5.2	5.2	—	—	—
Contingent earn-out payments (e)	4.9	—	4.9	—	—
Total contractual obligations (f)	$674.4	$289.1	$89.5	$293.3	$2.5
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
(d)    The Company expects to contribute up to $5.0 million to the U.S. benefit plan and up to $0.2 million to the non-U.S. benefit plan in 2024, which represent the minimum required contributions. Future contributions to the plans will be based on such factors as (i) annual service cost, (ii) the financial return on plan assets, (iii) interest rate movements that affect discount rates applied to plan liabilities and (iv) the value of benefit payments made. Due to the high degree of uncertainty regarding the potential future cash outflows associated with these plans, the Company is unable to provide a reasonably reliable estimate of the amounts and periods in which any additional liabilities might be paid.
(e)    Represents the fair value of the contingent earn-out payments associated with the Deist, Blasters and Trackless acquisitions. For further discussion, see Note 2 – Acquisitions to the accompanying consolidated financial statements.
(f)    As of December 31, 2023, the Company had a liability of approximately $1.1 million for unrecognized tax benefits, including penalties and interest. For further discussion, see Note 10 – Income Taxes to the accompanying consolidated financial statements. Due to the uncertainties related to these tax matters, the Company generally cannot make a reasonably reliable estimate of the period of cash settlement for this liability. As such, the potential future cash outflows are not included in the table above.
The following table summarizes the Company’s off-balance sheet arrangements and the notional amount by expiration period as of December 31, 2023:

	Notional Amount by Expiration Period
(in millions of dollars)	Total	Less than 1 Year	2-3 Years	4-5 Years
Financial standby letters of credit (a)	$9.1	$9.1	$—	$—
Performance and bid bonds (b)	12.1	11.9	0.2	—
Repurchase obligations (c)	1.5	0.7	0.6	0.2
Total off-balance sheet arrangements	$22.7	$21.7	$0.8	$0.2
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
Goodwill
Goodwill represents the excess of the cost of an acquired business over the amounts assigned to its net assets. Goodwill is not amortized but is tested for impairment at a reporting unit level on an annual basis or more frequently if indicators of impairment exist. The Company performed its annual goodwill impairment test as of October 31, 2023.
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
Under the income approach, the key assumptions include projected sales and earnings before interest, income taxes, depreciation and amortization (“EBITDA”). These assumptions are determined by management utilizing our internal operating plan, including growth rates for revenues and margin assumptions. An additional key assumption under this approach is the discount rate, which is determined by reviewing current risk-free rates of capital and current market interest rates and by evaluating the risk premium relevant to the reporting unit. If the Company’s assumptions relative to growth rates were to change, the fair value calculation may change, which could result in impairment.
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
In 2023, the Company performed a combination of qualitative and quantitative impairment tests to assess the goodwill of its reporting units for potential impairment. For one reporting unit, a quantitative impairment test was performed, using a combination of the income and market approaches to determine the fair value of its reporting unit. The valuation was prepared by a third-party valuation specialist. One measure of the sensitivity of assumptions used in the impairment analysis is the amount by which the reporting unit “passed” (fair value exceeds the carrying value). The fair value of the reporting unit exceeded its carrying value by more than 20%. Therefore, no impairment was recognized. For its other reporting units, the Company applied the qualitative approach and concluded that it was not “more likely than not” that the fair value of the reporting units were less than their carrying values. Accordingly, further quantitative testing was not required to be performed.
The Company had no goodwill impairments in 2023, 2022 or 2021. For all reporting units, a 10% decrease in the estimated fair value would have had no effect on the carrying value of goodwill at the annual measurement date in 2023. However, adverse changes to the Company’s business environment and future cash flow could cause us to record impairment charges in future periods, which could be material.
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
In 2023, the Company performed a combination of qualitative and quantitative impairment tests over its indefinite-lived intangible assets. The fair value of the indefinite-lived intangible asset that was quantitatively tested for impairment exceeded its carrying value by approximately 40%, and, therefore, no impairment was recognized. This valuation was prepared by a third-party valuation specialist. Further, the Company concluded that it was not “more likely than not” that the fair value of indefinite-lived intangible assets that were qualitatively tested for impairment were less than the carrying amounts. Accordingly, further quantitative testing was not required to be performed.
The Company had no indefinite-lived intangible asset impairments in 2023, 2022 or 2021. Although the Company believes its estimates of fair value are reasonable, actual financial results could differ from estimated financial results due to the inherent uncertainty involved in making such estimates. The use of alternative estimates and assumptions could increase or decrease the estimated fair value of the assets and potentially result in different impacts to the Company’s results of operations. Actual results may differ from the Company’s estimates.
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
Interest Rate Risk
The Company has certain debt instruments which subject it to market risk associated with movements in interest rates. The fair value of the Company’s total debt obligations held at December 31, 2023 was $299.0 million. From time to time, the Company may enter into interest rate swaps as a means of fixing the floating interest rate component on its variable-rate debt. At December 31, 2023, the Company had two interest rate swaps outstanding. The swaps had an aggregate notional amount of $150.0 million, and fixed the floating interest rate component on $150.0 million of the Company’s variable-rate debt. See Note 9 – Debt to the accompanying consolidated financial statements for a description of the Company’s debt agreements and interest rate swaps that were in place during 2023. A hypothetical 1% increase or decrease in variable interest rates on the Company’s total debt obligations as of December 31, 2023 would increase or decrease annual interest expense by approximately $1.5 million.
Foreign Exchange Rate Risk
Although the majority of the Company’s sales, expenses and cash flow are transacted in U.S. Dollars, the Company has exposure to changes in foreign exchange rates, primarily the Canadian Dollar, Euro and British Pound. The impact of currency movements on the Company’s financial results is largely mitigated by natural hedges in its operations. The Canadian operations of JJE and Trackless primarily conduct business in Canadian dollars. Almost all other sales of product from the U.S. to other parts of the world are denominated in U.S. dollars. Sales from and within other currency zones are predominantly transacted in the currency of the country sourcing the product or service. Approximately 78% of the Company’s net sales are conducted within the U.S. and are transacted in U.S. dollars. The Company estimates that a 10% appreciation of the U.S. dollar against other currencies would reduce full-year net sales by approximately 2% and operating income by approximately 1%.
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
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Federal Signal Corporation and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
For reporting units tested for impairment using the quantitative assessment, the Company determines the fair value of each reporting unit using both the income and market approaches. The income approach requires management to make a number of business and valuation assumptions for each reporting unit including annual assumptions of projected sales, cost of sales, operating expenses, earnings before interest, income taxes, depreciation, and amortization (“EBITDA”), and discount rates. The market approach requires management to estimate fair value using marketplace fair value data derived from a comparable industry grouping of publicly traded companies and from pricing multiples implied from sales of companies similar to the Company’s reporting units (“market multiples”). No impairment was recognized in 2023.

We identified the valuation of goodwill for one of the Company’s reporting units as a critical audit matter due to the reporting unit’s historical performance as compared to projections and because the determination of reporting unit fair value was based on significant assumptions that are sensitive to changes and are affected by expected future market and economic conditions. Auditing management’s judgments used in the quantitative assessment regarding significant assumptions related to projected sales and EBITDA (“forecasts”) as well as the selection of market multiples applied to management’s projected sales and EBITDA estimates for this reporting unit required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the Company’s forecasts and the selection of market multiples for this reporting unit included the following, among others:
•We tested the design and operating effectiveness of controls over the annual goodwill impairment assessment, including those over the forecasts and the market multiples.
•We evaluated management’s ability to accurately forecast projected sales and EBITDA by comparing actual results to management’s historical forecasts.
•We evaluated the reasonableness of management’s forecasts by comparing the forecasts to:
◦Internal communications to management and the Board of Directors.
◦Historical results, third-party economic research, industry performance, and peer company performance.
◦Actual results from the October 31, 2023 annual measurement date to December 31, 2023.
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
February 27, 2024

We have served as the Company’s auditor since 2013.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Federal Signal Corporation
Oak Brook, Illinois
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Federal Signal Corporation and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 27, 2024, expressed an unqualified opinion on those financial statements.
As described in Management's Annual Report on Internal Control over Financial Reporting, management excluded from its assessment, the internal control over financial reporting at Trackless Vehicles Limited, Trackless Vehicles Asset Corp, and Work Equipment Ltd. (collectively, “Trackless”), which were acquired on April 3, 2023, and whose financial statements constitute 2% of total assets and 1% of net sales of the consolidated financial statement amounts (excluding goodwill and intangible assets, which were integrated into the Company’s control environment) for the year ended December 31, 2023. Accordingly, our audit did not include the internal control over financial reporting at Trackless.
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
/s/ Deloitte & Touche LLP
Chicago, Illinois
February 27, 2024

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
(in millions of dollars, except per share data)	2023	2022	2021
Net sales	$1,722.7	$1,434.8	$1,213.2
Cost of sales	1,272.5	1,089.9	924.5
Gross profit	450.2	344.9	288.7
Selling, engineering, general and administrative expenses	210.1	171.7	149.2
Amortization expense	15.2	12.9	10.9
Acquisition and integration-related expenses (benefits), net	0.4	(0.5)	(2.1)
Operating income	224.5	160.8	130.7
Interest expense, net	19.7	10.3	4.5
Pension settlement charges	—	—	10.3
Other expense (income), net	1.8	(0.4)	(1.7)
Income before income taxes	203.0	150.9	117.6
Income tax expense	45.6	30.5	17.0
Net income	$157.4	$120.4	$100.6
Earnings per share:
Basic	$2.59	$1.99	$1.65
Diluted	$2.56	$1.97	$1.63
Weighted average shares outstanding:
Basic	60.7	60.5	60.8
Diluted	61.5	61.2	61.9
See notes to consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
(in millions of dollars)	2023	2022	2021
Net income	$157.4	$120.4	$100.6
Other comprehensive income (loss):
Change in foreign currency translation adjustment	5.9	(12.6)	(4.7)
Change in unrecognized net actuarial loss and prior service cost related to pension benefit plans, net of income tax (benefit) expense of $(0.4), $(0.1) and $6.1, respectively	(1.1)	(0.3)	20.5
Change in unrealized gain or loss on interest rate swaps, net of income tax (benefit) expense of $(0.7), $1.1 and $0.6, respectively	(2.1)	3.1	1.7
Total other comprehensive income (loss)	2.7	(9.8)	17.5
Comprehensive income	$160.1	$110.6	$118.1
See notes to consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31,
(in millions of dollars, except per share data)	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$61.0	$47.5
Accounts receivable, net of allowances for doubtful accounts of $2.5 and $2.5, respectively	186.2	173.8
Inventories	303.4	292.7
Prepaid expenses and other current assets	19.6	17.4
Total current assets	570.2	531.4
Properties and equipment, net	190.8	179.3
Rental equipment, net	134.8	109.1
Operating lease right-of-use assets	21.0	24.7
Goodwill	472.7	453.4
Intangible assets, net	207.5	208.2
Deferred tax assets	12.0	8.8
Deferred charges and other long-term assets	11.5	9.4
Total assets	$1,620.5	$1,524.3
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term borrowings and finance lease obligations	$4.7	$1.5
Accounts payable	66.7	72.4
Customer deposits	27.1	25.4
Accrued liabilities:
Compensation and withholding taxes	42.3	31.1
Current operating lease liabilities	6.8	6.9
Other current liabilities	48.2	43.2
Total current liabilities	195.8	180.5
Long-term borrowings and finance lease obligations	294.3	361.5
Long-term operating lease liabilities	14.9	18.5
Long-term pension and other post-retirement benefit liabilities	44.2	38.9
Deferred tax liabilities	53.2	51.0
Other long-term liabilities	16.2	13.0
Total liabilities	618.6	663.4
Stockholders’ equity:
Common stock, $1 par value per share, 90.0 shares authorized, 70.0 and 69.5 shares issued, respectively	70.0	69.5
Capital in excess of par value	291.1	271.8
Retained earnings	915.8	782.2
Treasury stock, at cost, 9.0 and 8.8 shares, respectively	(193.7)	(178.6)
Accumulated other comprehensive loss	(81.3)	(84.0)
Total stockholders’ equity	1,001.9	860.9
Total liabilities and stockholders’ equity	$1,620.5	$1,524.3
See notes to consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(in millions of dollars)	2023	2022	2021
Operating activities:
Net income	$157.4	$120.4	$100.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	60.4	54.7	50.4
Deferred financing costs	0.5	0.4	0.3
Stock-based compensation expense	13.1	10.2	7.6
Pension settlement charges	—	—	10.3
Pension-related expense, net of funding	(1.8)	(1.4)	(3.8)
Changes in fair value of contingent consideration	(2.1)	—	(3.5)
Amortization of interest rate swap settlement gain	(2.4)	—	—
Deferred income taxes, including change in valuation allowance	(0.3)	(4.2)	(6.5)
Changes in operating assets and liabilities:
Accounts receivable	(6.1)	(38.0)	2.5
Inventories	9.8	(61.0)	(24.2)
Prepaid expenses and other current assets	(1.7)	(0.5)	(2.6)
Rental equipment	(44.8)	(26.0)	(15.9)
Accounts payable	(8.5)	8.3	6.4
Customer deposits	1.1	1.3	3.9
Accrued liabilities	15.8	1.1	(5.5)
Income taxes	(0.5)	8.0	(11.6)
Other	4.5	(1.5)	(6.6)
Net cash provided by operating activities	194.4	71.8	101.8
Investing activities:
Purchases of properties and equipment	(30.3)	(53.0)	(37.4)
Payments for acquisition-related activity, net of cash acquired	(55.0)	(49.8)	(131.8)
Other, net	1.6	3.1	0.5
Net cash used for investing activities	(83.7)	(99.7)	(168.7)
Financing activities:
(Decrease) increase in revolving lines of credit, net	(64.1)	81.2	70.5
Payments on long-term borrowings	(0.8)	—	—
Payments of debt financing fees	—	(1.9)	—
Purchases of treasury stock	(5.5)	(16.1)	(15.4)
Redemptions of common stock to satisfy withholding taxes related to stock-based compensation	(7.0)	(6.2)	(10.7)
Payments for acquisition-related activity	(0.5)	—	—
Cash dividends paid to stockholders	(23.8)	(21.8)	(22.0)
Proceeds from stock compensation activity	3.9	0.2	4.2
Other, net	(0.1)	0.1	(0.2)
Net cash (used for) provided by financing activities	(97.9)	35.5	26.4
Effects of foreign exchange rate changes on cash and cash equivalents	0.7	(0.6)	(0.7)
Increase (decrease) in cash and cash equivalents	13.5	7.0	(41.2)
Cash and cash equivalents at beginning of year	47.5	40.5	81.7
Cash and cash equivalents at end of year	$61.0	$47.5	$40.5
See notes to consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions of dollars, except per share data)	Common Stock Par Value	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2021	$67.8	$240.8	$605.0	$(119.8)	$(91.7)	$702.1
Net income			100.6			100.6
Total other comprehensive income					17.5	17.5
Cash dividends declared ($0.36 per share)			(22.0)			(22.0)
Stock-based payments:
Stock-based compensation		7.0				7.0
Stock option exercises and other	0.9	9.1		(12.0)		(2.0)
Performance share unit transactions	0.2	(0.2)		(3.8)		(3.8)
Stock repurchase program				(15.4)		(15.4)
Balance at December 31, 2021	68.9	256.7	683.6	(151.0)	(74.2)	784.0
Net income			120.4			120.4
Total other comprehensive loss					(9.8)	(9.8)
Cash dividends declared ($0.36 per share)			(21.8)			(21.8)
Stock-based payments:
Stock-based compensation		9.5				9.5
Stock option exercises and other	0.5	5.7		(10.2)		(4.0)
Performance share unit transactions	0.1	(0.1)		(1.3)		(1.3)
Stock repurchase program				(16.1)		(16.1)
Balance at December 31, 2022	69.5	271.8	782.2	(178.6)	(84.0)	860.9
Net income			157.4			157.4
Total other comprehensive income					2.7	2.7
Cash dividends declared ($0.39 per share)			(23.8)			(23.8)
Stock-based payments:
Stock-based compensation		12.4				12.4
Stock option exercises and other	0.4	7.0		(6.3)		1.1
Performance share unit transactions	0.1	(0.1)		(3.3)		(3.3)
Stock repurchase program				(5.5)		(5.5)
Balance at December 31, 2023	$70.0	$291.1	$915.8	$(193.7)	$(81.3)	$1,001.9
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
The Company’s fiscal year ends on December 31. All references to 2023, 2022 and 2021 relate to the fiscal year unless otherwise indicated.
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
Recent Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands annual and interim disclosure requirements for reportable segments, including enhanced disclosures regarding significant segment expenses. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting this guidance on its financial statement disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topics 740): Improvements to Income Tax Disclosures, which expands the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective prospectively for annual periods beginning after December 15, 2024, with early adoption and retrospective application permitted. The Company is currently evaluating the impact of adopting this guidance on its financial statement disclosures.
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
The Company incurs foreign currency transaction gains or losses, related to transactions that are denominated in a currency other than the functional currency, which are recognized in the Consolidated Statements of Operations as a component of Other expense (income), net. For the years ended December 31, 2023 and 2022, the Company realized foreign currency transaction losses of $0.6 million and $0.2 million, respectively. For the year ended December 31, 2021, the Company realized foreign currency transaction gains of $0.3 million.
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
Properties and Equipment
Properties and equipment are stated at cost, net of accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets. Useful lives generally range from eight to 40 years for buildings and three to 15 years for machinery and equipment. Leasehold improvements are depreciated over the shorter of the remaining life of the lease or the useful life of the improvement. Depreciation expense is primarily included as a component of Cost of sales on the Consolidated Statements of Operations, with depreciation expense associated with certain assets used for administrative purposes being presented within Selling, engineering, general and administrative (“SEG&A”) expenses. Depreciation expense, which includes depreciation on rental equipment, was $45.2 million, $41.8 million and $39.5 million for the years ended December 31, 2023, 2022 and 2021, respectively.
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

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
Goodwill
Goodwill represents the excess of the cost of an acquired business over the amounts assigned to its net assets. Goodwill is not amortized but is tested for impairment at a reporting unit level on an annual basis or more frequently if indicators of impairment exist. The Company performed its annual goodwill impairment test as of October 31, 2023.
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
Under the income approach, the key assumptions include projected sales, earnings before interest, income taxes, depreciation and amortization (“EBITDA”) and the discount rate. Under the market approach, the Company estimates fair value using marketplace fair value data from within a comparable industry grouping. The results of these two methods are weighted based upon management’s evaluation of the relevance of the two approaches.
In 2023, the Company performed a combination of qualitative and quantitative impairment tests to assess the goodwill of its reporting units for potential impairment. For one reporting unit, a quantitative impairment test was performed, using a combination of the income and market approaches to determine the fair value of its reporting unit. The valuation was prepared by a third-party valuation specialist. One measure of the sensitivity of assumptions used in the impairment analysis is the amount by which the reporting unit “passed” (fair value exceeds the carrying value). The fair value of the reporting unit exceeded its carrying value by more than 20% and, therefore, no impairment was recognized. For its other reporting units, the Company applied the qualitative approach and concluded that it was not “more likely than not” that the fair value of the reporting units were less than their carrying values. Accordingly, further quantitative testing was not required to be performed.
The Company had no goodwill impairments in 2023, 2022 or 2021. See Note 8 – Goodwill and Other Intangible Assets for a summary of the Company’s goodwill by segment.
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
In 2023, the Company performed a combination of qualitative and quantitative impairment tests over its indefinite-lived intangible assets. The fair value of the indefinite-lived intangible asset that was quantitatively tested for impairment exceeded its carrying value by approximately 40%, and, therefore, no impairment was recognized. Further, the Company concluded that it was not “more likely than not” that the fair value of indefinite-lived intangible assets that were qualitatively tested for impairment were less than the carrying amounts. Accordingly, further quantitative testing was not required to be performed.
The Company had no indefinite-lived intangible asset impairments in 2023, 2022 or 2021. See Note 8 – Goodwill and Other Intangible Assets for a summary of the Company’s intangible assets.

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
The Company also sells optional service-type warranty contracts that extend coverage beyond the initial term of the express warranty period. At the time of sale, revenue related to the service-type warranty contract is deferred and typically recognized as revenue on a straight-line basis over the life of the contract. As of December 31, 2023 and 2022, deferred revenue associated with service-type warranty contracts was $4.3 million and $4.1 million, respectively, and was included within Other current liabilities and Other long-term liabilities on the Consolidated Balance Sheets. Costs under service-type warranty contracts are expensed as incurred.
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
The weighted-average discount rate used to measure pension liabilities and costs is selected using a hypothetical portfolio of high-quality bonds that would provide the necessary cash flow to match the projected benefit payments of the plans. The discount rate represents the rate at which our benefit obligations could effectively be settled as of the year-end measurement date. The weighted-average discount rate used to measure pension liabilities decreased from 2022 to 2023. See Note 11 – Pension and Other Post-Employment Plans for further discussion.
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

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
Research and Development
The Company invests in research to support development of new products and the enhancement of existing products and services. Expenditures for research and development by the Company were $12.4 million in 2023, $11.5 million in 2022 and $11.4 million in 2021, and are included within SEG&A expenses in the Consolidated Statements of Operations.
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
NOTE 2 – ACQUISITIONS
The Company’s acquisitions are accounted for in accordance with ASC 805, Business Combinations. The acquisitions completed in the periods presented, as described in further detail within, were accounted for as business combinations in accordance with ASC 805. In accordance with this guidance, the fair value of consideration transferred is allocated to assets acquired and liabilities assumed based on their estimated fair values as of the completion of the acquisition, with the remaining amount recognized as goodwill. A single estimate of fair value results from a complex series of judgments about future events and uncertainties and relies heavily on estimates and assumptions. The Company’s judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact the Company’s results of operations.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
Under ASC 805-10, acquisition-related costs (e.g., advisory, legal, valuation and other professional fees) are not included as a component of consideration transferred, but are accounted for as expenses in the periods in which the costs are incurred. Acquisition-related costs are included as a component of Acquisition and integration-related expenses (benefits), net on the Consolidated Statements of Operations.
Acquisitions Completed in 2023
Acquisition of Trackless
On April 3, 2023, the Company completed the acquisition of substantially all the assets and operations of Trackless Vehicles Limited and Trackless Vehicles Asset Corp, and the wholly-owned subsidiary Work Equipment Ltd. (collectively, “Trackless”), a leading Canadian manufacturer of off-road, multi-purpose tractors and attachments. The Company expects that the Trackless acquisition will further bolster its position as an industry leading diversified industrial manufacturer of specialized vehicles for maintenance and infrastructure markets with leading brands of premium, value-adding products, and a strong supporting aftermarket platform.
The assets and liabilities of Trackless have been consolidated into the Company’s Consolidated Balance Sheet as of December 31, 2023, and the post-acquisition results of operations have been included in the Consolidated Statements of Operations, within the Environmental Solutions Group.
The initial cash consideration paid by the Company to acquire Trackless was C$56.3 million (approximately $41.9 million), inclusive of certain closing adjustments. In addition, there is a contingent earn-out payment of up to C$6.0 million (approximately $4.5 million), based upon the achievement of certain financial targets over a specified performance period. The purchase price was funded through existing cash and borrowings under the Company’s credit agreement.
As of December 31, 2023, the Company’s purchase price allocation reflects various provisional estimates that were based on the information that was available as of the acquisition date and the filing date of this Form 10-K. The Company believes that information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed; however, the determination of those fair values, including the third-party valuation of acquired intangible assets and contingent consideration, is not yet finalized. Thus, the preliminary measurements of fair value set forth in the table below are subject to change during the measurement period as valuations are finalized. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practicable, but not more than one year from the acquisition date.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
The following table summarizes the preliminary fair value of assets acquired and liabilities assumed as of the acquisition date:

(in millions of dollars)
Purchase price, inclusive of closing adjustments	$41.9
Estimated fair value of additional consideration (a)	4.5
Total consideration	46.4

Accounts receivable	4.7
Inventories	15.0
Prepaid expenses and other current assets	0.1
Rental equipment	1.6
Properties and equipment	4.4
Customer relationships (b)	10.5
Trade names (c)	2.8
Other intangible assets	1.3
Accounts payable	(1.5)
Accrued liabilities	(0.5)
Net assets acquired	38.4

Goodwill (d)	$8.0
(a)    Represents the preliminary estimated fair value of the contingent earn-out payment as of the acquisition date, which is included in Other long-term liabilities on the Consolidated Balance Sheets. See Note 18 – Fair Value Measurements for discussion of the methodology used to determine the fair value of the contingent earn-out payment.
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
In the period between the April 3, 2023 closing date and December 31, 2023, Trackless generated $28.1 million of net sales and $5.1 million of operating income, before elimination of intercompany transactions.
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
The assets and liabilities of Blasters have been consolidated into the Company’s Consolidated Balance Sheet as of December 31, 2023, and the post-acquisition results of operations have been included in the Consolidated Statements of Operations, within the Environmental Solutions Group.
The cash consideration paid by the Company to acquire Blasters was $13.0 million. In addition, there is a contingent earn-out payment of up to $8.0 million, based upon the achievement of certain financial targets over a specified performance period. The purchase price was funded through existing cash and borrowings under the Company’s credit agreement.
As of December 31, 2023, the Company’s purchase price allocation for the Blasters acquisition is considered to be final.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
The following table summarizes the fair value of assets acquired and liabilities assumed as of the acquisition date:

(in millions of dollars)
Purchase price, inclusive of closing adjustments	$13.0
Estimated fair value of additional consideration (a)	0.3
Total consideration	13.3

Accounts receivable	0.7
Inventories	4.6
Prepaid expenses and other current assets	0.1
Properties and equipment	0.9
Operating lease right-of-use assets (b)	1.1
Customer relationships (c)	4.4
Trade names (d)	2.3
Accounts payable	(0.9)
Accrued liabilities	(0.5)
Customer deposits	(0.5)
Operating lease liabilities (b)	(1.1)
Finance lease obligations	(0.1)
Net assets acquired	11.0

Goodwill (e)	$2.3
(a)    Represents the estimated fair value of the contingent earn-out payment as of the acquisition date, included in Other long-term liabilities on the Consolidated Balance Sheets. See Note 18 – Fair Value Measurements for discussion of the methodology used to determine the fair value of the contingent earn-out payment.
(b)    In connection with the acquisition, the Company entered into a lease agreement for the Blasters facility, which is owned by affiliates of the sellers. The related-party lease contains a market-based annual rent of $0.2 million, an initial lease term of five years, and options to renew.
(c)    Represents the fair value assigned to customer relationships, which are considered to be definite-lived intangible assets, with an estimated useful life of approximately 10 years.
(d)    Represents the fair value assigned to trade names, which are considered to be indefinite-lived intangible assets.
(e)    Goodwill, which is tax-deductible, has been allocated to the Environmental Solutions Group on the basis that the synergies identified will primarily benefit this segment.
In the period between the January 3, 2023 closing date and December 31, 2023, Blasters generated $20.6 million of net sales and $1.5 million of operating income.
The 2023 acquisitions of Trackless and Blasters were not, and would not have been, material to the Company’s net sales or results of operations during any presented, either individually or in the aggregate. Accordingly, the Company’s consolidated results do not differ materially from historical performance as a result of the acquisitions, and therefore, unaudited pro-forma results are not presented.
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

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
The cash consideration paid by the Company to acquire TowHaul was $43.3 million, which was funded through existing cash and borrowings under the Company’s revolving credit facility.
During the year ended December 31, 2023, the Company recognized measurement period adjustments, which primarily resulted from obtaining a third-party valuation of acquired intangible assets, that resulted in a $7.5 million increase to the carrying value of Goodwill from the $12.9 million previously recorded as of December 31, 2022, with a corresponding reduction in the carrying value of acquired intangible assets. The measurement period adjustments did not have a material impact on the Company’s Consolidated Statements of Operations for the year ended December 31, 2023. As of December 31, 2023, the Company’s purchase price allocation for the TowHaul acquisition is considered to be final.
The following table summarizes the fair value of assets acquired and liabilities assumed as of the acquisition date:

(in millions of dollars)
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
Acquisitions Completed in 2021
During the year ended December 31, 2021, the Company completed three acquisitions. As each of the acquisitions closed during 2021, the assets and liabilities of each of the acquisitions have been consolidated into the Company’s Consolidated Balance Sheets as of December 31, 2023 and 2022, and the post-acquisition results of operations of each of the acquisitions have been included in the Consolidated Statement of Operations, within the Environmental Solutions Group.
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

(in millions of dollars)
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
(b)    Represents the fair value assigned to customer relationships, which are considered to be definite-lived intangible assets, with an estimated useful life of five years.
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

(in millions of dollars)
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

(in millions of dollars)
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
During the year ended December 31, 2022, the Company received a favorable settlement of $1.9 million in a post-closing adjustment dispute associated with the acquisition of OSW. As the settlement was reached subsequent to the finalization of the Company’s purchase price allocation, the related benefit has been included as a component of Acquisition and integration-related expenses (benefits), net for the year ended December 31, 2022 on the Consolidated Statements of Operations.
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

	For the Years Ended December 31,
(in millions of dollars)	2021	2020
Net sales	$1,287.7	$1,229.1
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

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
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
Information relating to the disaggregation of Net sales by geographic region, based on the location of the end-customer, is included in Note 17 – Segment Information. The following table presents the Company’s Net sales disaggregated by major product line:

	For the Years Ended December 31,
(in millions of dollars)	2023	2022	2021
Environmental Solutions
Vehicles and equipment (a)	$1,120.9	$927.9	$764.3
Parts	217.0	173.7	150.3
Rental income (b)	55.2	53.1	44.7
Other (c)	44.8	35.9	44.7
Total net sales	1,437.9	1,190.6	1,004.0
Safety and Security Systems
Public safety and security equipment	173.2	149.1	126.1
Industrial signaling equipment	71.9	62.1	53.9
Warning systems	39.7	33.0	29.2
Total net sales	284.8	244.2	209.2
Total net sales	$1,722.7	$1,434.8	$1,213.2
(a)    Includes net sales from the sale of new and used vehicles and equipment, including sales of rental equipment.
(b)    Represents revenues from vehicle and equipment lease arrangements with customers, recognized in accordance with Topic 842.
(c)    Primarily includes revenues from services such as maintenance and repair work and the sale of extended warranty contracts.
Contract Balances
The Company recognizes contract liabilities when cash payments, such as customer deposits, are received in advance of the Company’s satisfaction of the related performance obligations. Contract liabilities are recognized as Net sales when the related performance obligations are satisfied, which generally occurs within three to six months of the cash receipt. Contract liability balances are not materially impacted by any other factors. The Company’s contract liabilities were $30.9 million and $28.9 million, as of December 31, 2023 and 2022, respectively. Contract assets, such as unbilled receivables, were not material as of any of the periods presented herein.
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
In connection with acquisitions completed in recent years, the Company has entered into certain lease agreements for facilities owned by affiliates of the sellers. All lease agreements contain an annual rent that is considered to be market-based. Total rent paid under these arrangements was $2.3 million, $2.8 million and $2.5 million during the years ended December 31, 2023, 2022 and 2021, respectively. The Company’s total lease liabilities under these agreements were $4.2 million and $6.9 million as of December 31, 2023 and 2022, respectively.
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
The following table summarizes the Company’s total lease costs and supplemental cash flow information arising from operating lease transactions:

(in millions of dollars)	For the Years Ended December 31,
	2023	2022	2021
Total operating lease costs (a)	$12.7	$11.7	$14.9

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	8.4	7.7	10.7
(a)     Includes short-term leases and variable lease costs.
The following table summarizes the components of lease right-of-use assets and liabilities:

(in millions of dollars)	2023	2022	Affected Line Item in Consolidated Balance Sheets
Assets
Operating lease right-of-use assets	$21.0	$24.7	Operating lease right-of-use assets
Finance lease right-of-use assets	1.6	1.9	Properties and equipment, net
Total lease right-of-use assets	$22.6	$26.6

Liabilities
Current:
Operating leases	$6.8	$6.9	Current operating lease liabilities
Finance leases	0.8	0.7	Current portion of long-term borrowings and finance lease obligations
Noncurrent:
Operating leases	14.9	18.5	Long-term operating lease liabilities
Finance leases	0.8	1.3	Long-term borrowings and finance lease obligations
Total lease liabilities	$23.3	$27.4

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
The weighted-average remaining lease terms and discount rates of the Company’s operating leases were as follows:

	2023	2022
Weighted-average remaining lease term of operating leases	4.3 years	4.9 years
Weighted-average discount rate of operating leases	3.0%	2.5%
Maturities of operating lease liabilities as of December 31, 2023 were as follows:

(in millions of dollars)
2024	$7.3
2025	5.4
2026	4.1
2027	2.3
2028	1.3
Thereafter	2.5
Total lease payments	22.9
Less: Imputed interest	1.2
Present value of operating lease liabilities	$21.7
NOTE 5 — INVENTORIES
The following table summarizes the components of Inventories:

(in millions of dollars)	2023	2022
Finished goods	$116.1	$97.5
Raw materials	154.6	164.3
Work in process	32.7	30.9
Total inventories (a)	$303.4	$292.7
(a)    Amounts at December 31, 2023 include inventories acquired in the acquisitions of Trackless and Blasters - see Note 2 - Acquisitions.
NOTE 6 — PROPERTIES AND EQUIPMENT, NET
The following table summarizes the components of Properties and equipment, net:

(in millions of dollars)	2023	2022
Land	$16.8	$13.4
Buildings and improvements	125.4	117.9
Machinery and equipment	221.9	204.4
Total property and equipment, at cost	364.1	335.7
Less: Accumulated depreciation	173.3	156.4
Properties and equipment, net (a)	$190.8	$179.3
(a)    Amounts at December 31, 2023 include properties and equipment acquired in the acquisitions of Trackless and Blasters - see Note 2 - Acquisitions.

NOTE 7 — RENTAL EQUIPMENT, NET
The following table summarizes the components of Rental equipment, net:

(in millions of dollars)	2023	2022
Rental equipment	$182.3	$154.5
Less: Accumulated depreciation	47.5	45.4
Rental equipment, net	$134.8	$109.1
Rental income associated with the Company’s equipment rental activity, which is included as a component of Net sales on the Consolidated Statements of Operations, totaled $55.2 million in 2023, $53.1 million in 2022 and $44.7 million in 2021.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
NOTE 8 — GOODWILL AND OTHER INTANGIBLE ASSETS
The following table summarizes the carrying amount of goodwill and changes in the carrying amount of goodwill, by segment:

(in millions of dollars)	Environmental Solutions	Safety & Security Systems	Total
Balance at December 31, 2021	$320.2	$112.0	$432.2
Acquisitions, including measurement period adjustments	24.0	—	24.0
Translation adjustments	(0.4)	(2.4)	(2.8)
Balance at December 31, 2022	343.8	109.6	453.4
Acquisitions, including measurement period adjustments	17.8	—	17.8
Translation adjustments	0.3	1.2	1.5
Balance at December 31, 2023	$361.9	$110.8	$472.7
The following table summarizes the gross carrying amount and accumulated amortization of intangible assets for each major class of intangible assets:

	2023			2022
(in millions of dollars)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Definite-lived intangible assets:
Customer relationships (a)	$161.6	$(66.3)	$95.3	$153.7	$(52.0)	$101.7
Other (a)	8.1	(4.4)	3.7	5.7	(3.4)	2.3
Total definite-lived intangible assets	169.7	(70.7)	99.0	159.4	(55.4)	104.0
Indefinite-lived intangible assets:
Trade names	104.2	—	104.2	99.9	—	99.9
Other	4.3	—	4.3	4.3	—	4.3
Total indefinite-lived intangible assets	108.5	—	108.5	104.2	—	104.2
Total intangible assets	$278.2	$(70.7)	$207.5	$263.6	$(55.4)	$208.2
(a)    Average useful life of customer relationships and other definite-lived intangible assets are estimated to be approximately 11 years and 6 years, respectively. The average useful life across all definite-lived intangible assets is estimated to be approximately 11 years.
The Company currently estimates that aggregate amortization expense will be approximately $15.4 million in 2024, $15.4 million in 2025, $15.3 million in 2026, $14.4 million in 2027, $13.7 million in 2028 and $24.8 million thereafter. Actual amounts of amortization may differ from estimated amounts due to additional intangible asset acquisitions, changes in foreign currency rates, measurement period adjustments for recent acquisitions, impairment of intangible assets and other events.
NOTE 9 — DEBT
The following table summarizes the components of Long-term borrowings and finance lease obligations:

(in millions of dollars)	2023	2022
2022 Credit Agreement	$297.4	$361.0
Finance lease obligations	1.6	2.0
Total long-term borrowings and finance lease obligations, including current portion	299.0	363.0
Less: Current maturities	3.9	0.8
Less: Current finance lease obligations	0.8	0.7
Total long-term borrowings and finance lease obligations	$294.3	$361.5
As more fully described within Note 18 – Fair Value Measurements, the Company uses a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The fair value of long-term debt is based on interest rates that we believe are currently available to us for issuance of debt with similar terms and remaining maturities (Level 2 input).

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
The following table summarizes the carrying amounts and fair values of the Company’s financial instruments:

	2023		2022
(in millions of dollars)	Notional Amount	Fair Value	Notional Amount	Fair Value
Long-term borrowings and finance lease obligations (a)	$299.0	$299.0	$363.0	$363.0
(a)    Includes current portions of long-term borrowings and finance lease obligations aggregating to $4.7 million and $1.5 million as of December 31, 2023 and 2022, respectively.
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
The Company is subject to certain net leverage ratio and interest coverage ratio financial covenants under the 2022 Credit Agreement that are to be measured at each fiscal quarter-end. The Company was in compliance with all such covenants as of December 31, 2023. The 2022 Credit Agreement also includes certain “covenant holiday” periods, which allow for the temporary increase of the minimum net leverage ratio following the completion of a permitted acquisition, or a series of acquisitions, when the aggregate consideration over a period of twelve months exceeds $75 million. In addition, the 2022 Credit Agreement includes customary negative covenants, subject to certain exceptions, restricting or limiting the Company’s and its subsidiaries’ ability to, among other things: (i) make non-ordinary course dispositions of assets; (ii) make certain fundamental business changes, such as mergers, consolidations or any similar combination; (iii) make restricted payments, including dividends and stock repurchases; (iv) incur indebtedness; (v) make certain loans and investments; (vi) create liens; (vii) transact with affiliates; (viii) enter into certain sale/leaseback transactions; (ix) make negative pledges; and (x) modify subordinated debt documents.
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
In connection with entering into the 2022 Credit Agreement during the year ended December 31, 2022, the Company wrote off $0.1 million of unamortized deferred financing fees associated with the 2019 Credit Agreement, and incurred $1.9 million of new debt issuance costs. The new fees have been deferred and are being amortized over the five-year term as a component of Interest expense, net on the Consolidated Statements of Operations.
As of December 31, 2023, there was $173.2 million of cash drawn on the Revolver, $124.2 million outstanding under the term loan facility and $9.1 million of undrawn letters of credit under the 2022 Credit Agreement, with $492.7 million of net availability for borrowings.
The following table summarizes the gross borrowings and gross payments under the Company’s revolving credit facilities:

	For the Years Ended December 31,
(in millions of dollars)	2023	2022	2021
Gross borrowings	$134.3	$137.0	$214.0
Gross payments	198.4	55.8	143.5
Aggregate maturities of long-term borrowings and finance lease obligations are $4.7 million in 2024, $7.8 million in 2025, $10.2 million in 2026 and $276.3 million in 2027. The weighted average interest rate on long-term borrowings was 5.9% at December 31, 2023.
The Company paid interest of $22.8 million in 2023, $9.4 million in 2022 and $3.9 million in 2021.
Interest Rate Swap
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
At December 31, 2023 and 2022, the fair value of the Company’s interest rate swaps was a liability of $0.7 million and $0.3 million, respectively, and are included in Other long-term liabilities on the Consolidated Balance Sheets. During the year ended December 31, 2023, an unrealized pre-tax loss of $0.4 million was recorded in Accumulated other comprehensive loss, whereas during the years ended December 31, 2022 and 2021, unrealized pre-tax gains of $4.1 million and $2.3 million, respectively, were recorded in Accumulated other comprehensive loss. No ineffectiveness was recorded in any of the periods presented.
In connection with entering into the 2022 Credit Agreement in October 2022, the Company terminated an interest rate swap initially entered into in 2019, receiving proceeds of $4.3 million upon settlement. The settlement gain was recorded in Accumulated other comprehensive loss and is being amortized into earnings ratably through the original maturity date of July 30, 2024 as a component of Interest expense, net on the Consolidated Statements of Operations. During the years ended December 31, 2023 and 2022, the Company recognized non-cash settlement gains of $2.4 million and $0.5 million, respectively, as a component of Interest expense, net on the Consolidated Statements of Operations. At December 31, 2023 and

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
December 31, 2022, unrealized settlement gains of $1.4 million and $3.8 million, respectively, were included in Accumulated other comprehensive loss on the Consolidated Balance Sheets.
NOTE 10 — INCOME TAXES
The following table summarizes the components of Income tax expense:

	For the Years Ended December 31,
(in millions of dollars)	2023	2022	2021
Current tax expense:
Federal	$33.7	$24.0	$14.7
Foreign	3.1	4.1	5.0
State and local	9.1	6.6	4.0
Total current tax expense	45.9	34.7	23.7
Deferred tax (benefit) expense:
Federal	—	(3.5)	0.4
Foreign	(0.5)	(0.1)	1.5
State and local	0.2	(0.6)	(8.6)
Total deferred tax benefit	(0.3)	(4.2)	(6.7)
Total income tax expense	$45.6	$30.5	$17.0
The following table summarizes the differences between the statutory federal income tax rate and the effective income tax rate:

	For the Years Ended December 31,
	2023	2022	2021
Statutory federal income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	3.8	4.0	3.4
Valuation allowance	(0.1)	(2.3)	(2.9)
Remeasurement of deferred taxes	(0.1)	(0.6)	(2.8)
Foreign-derived intangible income	(1.7)	(0.9)	(0.6)
Executive compensation limitation	1.5	0.7	0.9
Foreign tax rate effects	0.7	0.6	1.2
Excess tax benefits from stock compensation activity	(1.9)	(1.6)	(4.8)
Other, net	(0.7)	(0.7)	(0.9)
Effective income tax rate	22.5%	20.2%	14.5%
The following table summarizes Income before income taxes:

	For the Years Ended December 31,
(in millions of dollars)	2023	2022	2021
U.S.	$176.6	$132.1	$94.8
Non-U.S.	26.4	18.8	22.8
Income before income taxes	$203.0	$150.9	$117.6
Summary
The Company recognized income tax expense of $45.6 million for the year ended December 31, 2023, compared to $30.5 million for the year ended December 31, 2022. The increase in income tax expense in the current year was primarily due to higher earnings and the non-recurrence of certain discrete tax benefits recognized in the prior year associated with the release of valuation allowances, partially offset by a $1.5 million increase in the amount of excess tax benefits from stock compensation activity compared to the prior year. In the year ended December 31, 2022, the Company recognized a $2.6 million tax benefit from the release of a valuation allowance that had previously been recorded against deferred tax assets associated with foreign tax credits in the U.S., primarily due to tax planning. The Company also recognized a $1.1 million tax benefit during the year ended December 31, 2022 associated with the release of a valuation allowance in the U.K., as the associated deferred tax assets

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
were considered more-likely-than-not to be realized primarily due to increased projections of future taxable income. Including these items, the Company’s effective tax rate for the year ended December 31, 2023 was 22.5%, compared to 20.2% in 2022.
The Company recognized income tax expense of $30.5 million for the year ended December 31, 2022, compared to $17.0 million for the year ended December 31, 2021. The increase in income tax expense in 2022 was primarily due to higher earnings, a $3.2 million reduction in the amount of excess tax benefits from stock compensation activity compared to 2021, and fewer discrete tax benefits than in 2021. In the year ended December 31, 2022, the Company recognized a $2.6 million tax benefit from the release of a valuation allowance that had previously been recorded against deferred tax assets associated with foreign tax credits in the U.S., and also recognized a $1.1 million tax benefit associated with the release of a valuation allowance in the U.K. In the year ended December 31, 2021, the Company recognized a $3.4 million tax benefit associated with the release of state valuation allowances and a $3.3 million tax benefit associated with the remeasurement of deferred taxes for changes in state tax apportionment, both of which primarily resulted from a change in tax status and other tax planning activities executed during the year. Including these items, the Company’s effective tax rate for the year ended December 31, 2022 was 20.2%, compared to 14.5% in 2021.
The Company paid income taxes of $46.2 million in 2023, $26.9 million in 2022 and $35.5 million in 2021.
Deferred Taxes
The following table summarizes the Company’s deferred tax assets and liabilities:

(in millions of dollars)	2023	2022
Deferred tax assets:
Properties and equipment	$3.5	$3.5
Accrued expenses	34.8	28.7
Stock-based compensation	3.3	3.2
Net operating loss and tax credit carryforwards	14.0	18.0
Goodwill and intangibles	4.8	0.9
Pension benefits	15.6	14.8
Gross deferred tax assets	76.0	69.1
Valuation allowance	(0.5)	(0.7)
Total deferred tax assets	75.5	68.4
Deferred tax liabilities:
Properties and equipment	(40.6)	(35.4)
Pension benefits	(11.9)	(10.1)
Goodwill and intangibles	(62.4)	(63.1)
Other	(1.8)	(1.9)
Gross deferred tax liabilities	(116.7)	(110.5)
Net deferred tax liabilities	$(41.2)	$(42.1)
The deferred tax asset for net operating loss and tax credit carryforwards at December 31, 2023 includes state net operating loss carryforwards of $4.5 million, which will begin to expire in 2024, and foreign net operating loss carryforwards of $9.5 million, which have an indefinite carryforward period.
The deferred tax asset for tax loss and tax credit carryforwards at December 31, 2022, included state net operating loss carryforwards of $5.4 million, state income tax credits of $0.3 million, foreign net operating loss carryforwards of $9.7 million, and U.S. foreign tax credits of $2.6 million.
The $75.5 million of deferred tax assets at December 31, 2023, for which no valuation allowance is recorded, is anticipated to be realized through future taxable income or the future reversal of existing taxable temporary differences recorded as deferred tax liabilities at December 31, 2023. Should the Company determine that it is not more-likely-than-not to be able to realize its remaining deferred tax assets in the future, an adjustment to the valuation allowance would be recorded in the period such determination is made.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
Generally, the Company has considered cash and cash equivalents held by subsidiaries outside the U.S. to be indefinitely reinvested in its foreign operations and the Company’s current plans do not demonstrate a need to repatriate such cash to fund U.S. operations. As of December 31, 2023, the Company continues to assert that its undistributed earnings of certain foreign subsidiaries are indefinitely reinvested. It is not practicable to determine the income tax liability that would be payable if such earnings were not permanently reinvested.
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
As of December 31, 2023, the Company’s valuation allowance was $0.5 million, which represents the estimated amount of state net operating loss carryforwards that are not more-likely-than not to be realized prior to expiration. During the year ended December 31, 2023, the Company’s valuation allowance decreased by $0.2 million, primarily due to increased projections of future taxable income associated with these state net operating loss carryforwards.
Unrecognized Tax Benefits
The following table summarizes the activity related to the Company’s unrecognized tax benefits:

(in millions of dollars)	2023	2022	2021
Balance at January 1	$1.2	$1.2	$1.2
Increases as a result of tax positions taken in the current period	11.8	—	0.1
Decreases from prior period positions	(0.5)	—	—
Decreases due to lapse of statute of limitations	—	—	(0.1)
Balance at December 31	$12.5	$1.2	$1.2
During the year ended December 31, 2023, the Company filed amended U.S. federal income tax returns for the 2015 through 2018 tax years to claim a worthless stock deduction. As of December 31, 2023, the aggregate refund claim associated with the worthless stock deduction was $13.6 million, including interest of $1.8 million which is not included in the table above. As recovery of the refund claim was not considered more-likely-than-not as of December 31, 2023, the Company recognized an offsetting increase to its liability for unrecognized tax benefits. In accordance with ASC 740, the Company has recorded a receivable for the full amount of the refund claim, including interest, and an offsetting liability for unrecognized tax benefits for the same amount. The receivable and offsetting liability have been presented net on the Consolidated Balance Sheets and, as the refund claim is fully reserved, the recognition of the uncertain tax position had no impact on the Consolidated Statements of Operations during the year ended December 31, 2023. As of December 31, 2023, the amended tax returns were under examination by the applicable tax authorities. Subsequent to December 31, 2023, the tax authorities notified the Company that the amended tax returns had been approved, at which point receipt of the refund claim was considered more-likely-than-not. As a result, the Company expects to record a corresponding reduction in unrecognized tax benefits during the first quarter of 2024, which would impact the Company’s effective tax rate in 2024.
The Company’s accounting policy is to recognize interest and penalties related to income tax matters in income tax expense. At both December 31, 2023 and 2022, accruals for interest and penalties amounting to $0.4 million, were included in the Consolidated Balance Sheets but are not included in the table above. At December 31, 2023 and 2022, liabilities for unrecognized tax benefits, including interest and penalties of $1.1 million and $1.6 million, respectively, were included within Other long-term liabilities on the Consolidated Balance Sheets and would impact the Company’s effective rate, if recognized.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
Other than the anticipated reduction in unrecognized tax benefits associated with the approval of the amended tax returns previously described, the Company does not expect significant changes to its unrecognized tax benefits as a result of potential expiration of statute of limitations or settlements with the tax authorities within the next twelve months.
Status of Tax Returns
We file U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2020 through 2022 tax years generally remain subject to examination by federal tax authorities, whereas the 2019 through 2022 tax years generally remain subject to examination by most state tax authorities. In significant foreign jurisdictions, the tax years from 2019 through 2022 generally remain subject to examination by their respective tax authorities.
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
The following table summarizes net periodic pension (benefit) expense for the U.S. and non-U.S. benefit plans:

	U.S. Benefit Plan			Non-U.S. Benefit Plan
	For the Years Ended December 31,			For the Years Ended December 31,
(in millions of dollars)	2023	2022	2021	2023	2022	2021
Company-sponsored plans:
Service cost	$—	$—	$—	$0.1	$0.1	$0.2
Interest cost	6.1	4.4	4.9	1.5	0.9	0.7
Expected return on plan assets	(7.5)	(6.9)	(9.6)	(2.1)	(2.0)	(2.0)
Amortization of prior service costs	—	—	—	0.1	0.1	0.2
Amortization of actuarial losses	1.3	2.3	3.9	1.0	0.6	0.8
Settlement charges	—	—	10.3	—	—	—
Net periodic pension (benefit) expense	$(0.1)	$(0.2)	$9.5	$0.6	$(0.3)	$(0.1)
The items that comprise Net periodic pension (benefit) expense, other than service cost and settlement charges, are included as a component of Other expense (income), net on the Consolidated Statements of Operations.
The following table summarizes the weighted-average assumptions used in determining pension costs:

	U.S. Benefit Plan			Non-U.S. Benefit Plan
	For the Years Ended December 31,			For the Years Ended December 31,
	2023	2022	2021	2023	2022	2021
Discount rate	5.7%	3.1%	2.8%	4.8%	1.8%	1.3%
Expected long-term rate of return on plan assets	7.2%	6.1%	7.4%	6.1%	4.0%	3.5%

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
The following table summarizes the changes in the projected benefit obligation and plan assets:

	U.S. Benefit Plan		Non-U.S. Benefit Plan
(in millions of dollars)	2023	2022	2023	2022
Benefit obligation, beginning of year	$109.0	$142.0	$32.4	$52.8
Service cost	—	—	0.1	0.1
Interest cost	6.1	4.4	1.5	0.9
Actuarial loss (gain)	4.5	(29.0)	0.3	(13.4)
Benefits and expenses paid	(8.1)	(8.4)	(2.5)	(2.6)
Foreign currency translation	—	—	1.7	(5.4)
Benefit obligation, end of year	$111.5	$109.0	$33.5	$32.4
Accumulated benefit obligation, end of year	$111.5	$109.0	$33.5	$32.4

The following table summarizes the weighted-average assumptions used in determining benefit obligations:

	U.S. Benefit Plan		Non-U.S. Benefit Plan
	2023	2022	2023	2022
Discount rate	5.4%	5.7%	4.5%	4.8%
The following summarizes the changes in the fair value of plan assets:

	U.S. Benefit Plan		Non-U.S. Benefit Plan
(in millions of dollars)	2023	2022	2023	2022
Fair value of plan assets, beginning of year	$87.0	$120.2	$34.8	$56.5
Actual return (loss) on plan assets (a)	8.2	(24.8)	3.5	(14.2)
Company contribution	1.4	—	0.9	0.9
Benefits and expenses paid	(8.1)	(8.4)	(2.5)	(2.6)
Foreign currency translation	—	—	1.9	(5.8)
Fair value of plan assets, end of year	$88.5	$87.0	$38.6	$34.8
(a)    Actual return (loss) on plan assets of the U.S. benefit plan for the years ended December 31, 2023 and 2022, was net of fees, commissions and other expenses paid from plan assets of $1.4 million and $1.5 million, respectively.
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

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
The methods described may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

The following summarizes the Company’s pension assets in a three-tier fair value hierarchy for its benefit plans:

	U. S. Benefit Plan
	2023				2022
(in millions of dollars)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$1.6	$—	$—	$1.6	$4.1	$—	$—	$4.1
Equity investments:
U.S. Large Cap	12.0	0.1	—	12.1	10.8	0.1	—	10.9
U.S. Small and Mid Cap	13.4	—	—	13.4	13.6	—	—	13.6
Developed international	5.2	0.3	—	5.5	4.8	0.7	—	5.5
Emerging markets	2.3	0.7	—	3.0	2.0	0.9	—	2.9
Fixed income investments:
Government securities	1.7	—	—	1.7	2.9	—	—	2.9
Asset-backed securities	—	0.2	—	0.2	—	0.2	—	0.2
Corporate bonds	—	50.2	—	50.2	—	46.4	—	46.4
Total assets at fair value (a)	$36.2	$51.5	$—	$87.7	$38.2	$48.3	$—	$86.5
(a)     Total assets at fair value in the table above exclude a net receivable of $0.8 million and $0.5 million at December 31, 2023 and 2022, respectively.

	Non-U. S. Benefit Plan
	2023				2022
(in millions of dollars)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$0.8	$7.7	$—	$8.5	$0.9	$6.5	$—	$7.4
Diversified investment funds (a)	—	18.9	—	18.9	—	15.3	—	15.3
Fixed income investments:
Asset-backed securities	—	4.4	—	4.4	—	4.0	—	4.0
Corporate bonds	—	3.7	—	3.7	—	4.1	—	4.1
Other investments:
Insurance-linked securities	—	—	3.1	3.1	—	—	4.0	4.0
Total assets at fair value	$0.8	$34.7	$3.1	$38.6	$0.9	$29.9	$4.0	$34.8
(a)     These funds primarily invest in a diversified portfolio of equity securities and fixed income securities.
The Company maintains a structured investment strategy for its U.S. and non-U.S. benefit plans, which are designed to achieve certain target asset allocations depending on the plans’ relative funded status.
As of December 31, 2023, the target asset allocations for the U.S. benefit plan are (i) between 54% and 69% in fixed income investments, (ii) between 29% and 44% in equity investments and (iii) between 0% and 20% in cash and cash equivalents.
As of December 31, 2023, the target asset allocations for the non-U.S. benefit plan assets are generally between 65% and 75% in fixed income investments and cash and cash equivalents, and between 25% and 35% in equity investments.
The following summarizes the funded status of the Company’s benefit plans:

	U.S. Benefit Plan		Non-U.S. Benefit Plan
(in millions of dollars)	2023	2022	2023	2022
Fair value of plan assets, end of year	$88.5	$87.0	$38.6	$34.8
Benefit obligation, end of year	111.5	109.0	33.5	32.4
Funded status, end of year	$(23.0)	$(22.0)	$5.1	$2.4

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
The following summarizes the amounts recognized within the Company’s Consolidated Balance Sheets:

	U.S. Benefit Plan		Non-U.S. Benefit Plan
(in millions of dollars)	2023	2022	2023	2022
Amounts recognized in our Consolidated Balance Sheets include:
Deferred charges and other long-term assets	$—	$—	$5.1	$2.4
Long-term pension and other post-retirement benefit liabilities	(23.0)	(22.0)	—	—
Net (liability) asset recorded	$(23.0)	$(22.0)	$5.1	$2.4
Amounts recognized in Accumulated other comprehensive loss include:
Actuarial losses	$60.7	$58.1	$16.1	$17.3
Prior service costs	—	—	2.0	2.0
Net amount recognized, pre-tax	$60.7	$58.1	$18.1	$19.3
As the Company’s benefit plans are fully frozen, all plan participants are now considered to be inactive. As a result, the associated actuarial losses and prior service costs that are included in Accumulated other comprehensive loss are being amortized into net periodic benefit cost over the remaining average life expectancy of plan participants. The Company expects $2.9 million of the actuarial losses and $0.1 million of the prior service costs to be amortized from Accumulated other comprehensive loss into net periodic benefit cost in 2024.
The Company currently expects to contribute up to $5.0 million to the U.S. benefit plan and up to $0.2 million to the non-U.S. benefit plan in 2024. Future contributions to the plans will be based on such factors as annual service cost, the financial return on plan assets, interest rate movements that affect discount rates applied to plan liabilities and the value of benefit payments made.
The following summarizes the benefits expected to be paid under the Company’s benefit plans in each of the next five years, and in aggregate for the five years thereafter:

(in millions of dollars)	U.S. Benefit Plan	Non-U.S. Benefit Plan
2024	$8.4	$2.5
2025	8.7	2.6
2026	8.7	2.5
2027	8.9	2.5
2028	8.8	2.5
2029-2033	42.9	11.4
Defined Contribution Retirement Plan
The Company also sponsors a defined contribution retirement plan (the “401(k) plan”) covering a majority of its employees. Participation is via automatic enrollment and employees may elect to opt out of the 401(k) plan. Company contributions to the 401(k) plan are based on an employee’s years of service, as well as the percentage of employee contributions. The Company’s cost of the 401(k) plan was $11.4 million in 2023, $9.9 million in 2022 and $8.9 million in 2021.
Deferred Compensation Plan
The Company also provides a deferred compensation plan to certain employees. The deferred compensation plan is a non-qualified, unfunded defined contribution plan, which provides participants with benefits that would have been provided under the 401(k) plan, but could not be provided due to compensation limits for qualified plans under the Internal Revenue Code. At December 31, 2023 and 2022, deferred compensation liabilities of $19.9 million and $15.3 million, respectively, were included on the Consolidated Balance Sheets, primarily within Long-term pension and other post-retirement benefit liabilities.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
NOTE 12 — COMMITMENTS AND CONTINGENCIES
Financial Commitments
The Company provides indemnifications and other guarantees in the ordinary course of business, the terms of which range in duration and often are not explicitly defined. Specifically, the Company is occasionally required to provide letters of credit and bid and performance bonds to various customers, principally to act as security for retention levels related to casualty insurance policies and to guarantee the performance of subsidiaries that engage in export and domestic transactions. At December 31, 2023, the Company had outstanding performance and financial standby letters of credit, as well as outstanding bid and performance bonds, aggregating to $21.2 million. If any such letters of credit or bonds are called, the Company would be obligated to reimburse the issuer of the letter of credit or bond. The Company believes the likelihood of any currently outstanding letter of credit or bond being called is remote.
The Company has transactions involving the sale of equipment to certain of its customers which include (i) guarantees to repurchase the equipment for a fixed price at a future date and (ii) guarantees to repurchase the equipment from the third-party lender in the event of default by the customer. As of December 31, 2023, both the single year and maximum potential cash payments the Company could be required to make to repurchase equipment under these agreements amounted to $1.5 million. The Company’s risk under these repurchase arrangements would be partially mitigated by the value of the products repurchased as part of the transaction. Historical cash requirements and losses associated with these obligations have not been significant, but could increase if customer defaults exceed current expectations.
The Company has certain lease agreements for facilities owned by affiliates which include provisions requiring the Company to guarantee any remaining lease payments in the event of default. As of December 31, 2023, the total amount of future payments guaranteed under these agreements was approximately $0.9 million. The Company believes the likelihood of defaulting on these leases is remote.
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
The following table summarizes the changes in the Company’s warranty liabilities:

(in millions of dollars)	2023	2022
Balance at January 1	$9.3	$9.7
Provisions to expense	7.9	6.8
Acquisitions	0.1	—
Payments	(7.7)	(7.2)
Balance at December 31	$9.6	$9.3
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
The Company was also sued on this issue outside of the Cook County, Illinois venue. Between 2007 and 2009, lawsuits involving 71 plaintiffs were filed in the Court of Common Pleas, Philadelphia County, Pennsylvania. Three of these cases were dismissed pursuant to pretrial motions, one case was voluntarily dismissed, and others were settled for nominal sums. Three trials were held in these cases. In the first trial, a jury returned a verdict for the plaintiff, finding that the Company’s siren was not defectively designed but that the Company negligently constructed the siren. The jury awarded damages in an amount less than $0.1 million. In 2010, a jury returned a defense verdict for the Company as to the claims of nine plaintiffs. In a third trial, the jury returned a defense verdict for the Company as to the claims of nine plaintiffs. Following the defense verdicts in the last two Philadelphia trials, in order to avoid the inconvenience, uncertainty and distraction of the lawsuits, the Company entered into a global settlement agreement (the “2010 Settlement Agreement”) on behalf of 1,125 claimants (the “Claimants”). The 2010 Settlement Agreement provided that the Company pay a total amount of $3.8 million to settle the claims (including the costs, fees and other expenses of the law firm in connection with its representation of the Claimants), subject to certain terms, conditions and procedures set forth in the global settlement agreement. On April 22, 2011, the Company confirmed that the terms and conditions of the 2010 Settlement Agreement had been met and made an adjusted payment of $3.6 million to conclude the settlement. The amount was based upon the Company’s receipt of 1,069 signed releases provided by Claimants. The Company generally denies the allegations made in the lawsuits and denies that its products caused any injuries to the Claimants.
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

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
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
Pursuant to the Settlement Framework, the Company would pay $700 to each firefighter who filed a lawsuit and is eligible to be part of the settlement and $300 to each firefighter who has not yet filed a case and is eligible to be part of the settlement. To be eligible for settlement, among other things, firefighters must provide proof that they have high frequency noise-induced hearing loss. There are approximately 2,160 firefighters whose claims may be considered as part of this settlement, including approximately 921 firefighters who have ongoing filed lawsuits. The Settlement Framework was finalized in a global settlement agreement executed on November 4, 2019. The global settlement agreement requires plaintiffs’ attorneys to withdraw from representing firefighters who elect not to participate in the settlement and does not include the payment of any attorney fees by the Company. Pursuant to the 2019 Settlement Agreement, the parties are now in the process of determining how many of the approximately 2,160 firefighters will be eligible to participate in the settlement.
As of December 31, 2023, the Company has recognized an estimated liability for the potential settlement amount under the Settlement Framework. While it is reasonably possible that the ultimate resolution of this matter may result in a loss in excess of the amount accrued, the incremental loss is not expected to be material.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
NOTE 14 — EARNINGS PER SHARE
The Company computes earnings per share (“EPS”) in accordance with ASC 260, Earnings per Share, which requires that non-vested restricted stock containing non-forfeitable dividend rights should be treated as participating securities pursuant to the two-class method. Under the two-class method, net income is reduced by the amount of dividends declared in the period for common stock and participating securities. The remaining undistributed earnings are then allocated to common stock and participating securities as if all of the net income for the period had been distributed. The amounts of distributed and undistributed earnings allocated to participating securities for the years ended December 31, 2023, 2022 and 2021 were insignificant and did not materially impact the calculation of basic or diluted EPS.
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
For the years ended December 31, 2023, 2022 and 2021, options to purchase 0.1 million, 0.3 million and 0.2 million shares of the Company’s common stock, respectively, had an anti-dilutive effect on EPS, and accordingly, are excluded from the calculation of diluted EPS.
The following table reconciles net income to basic and diluted EPS:

	For the Years Ended December 31,
(in millions, except per share data)	2023	2022	2021
Net income	$157.4	$120.4	$100.6

Weighted average shares outstanding — Basic	60.7	60.5	60.8
Dilutive effect of common stock equivalents	0.8	0.7	1.1
Weighted average shares outstanding — Diluted	61.5	61.2	61.9

Earnings per share:
Basic	$2.59	$1.99	$1.65
Diluted	2.56	1.97	1.63
NOTE 15 — STOCK-BASED COMPENSATION
The Company’s stock compensation plan, approved by the Company’s stockholders and administered by the Compensation and Benefits Committee of the Board of Directors of the Company (the “CBC”), provides for the grant of incentive stock options, restricted stock and other stock-based awards or units to key employees and directors. The plan, as amended, authorizes the grant of up to 11.0 million shares or units through April 2030. At December 31, 2023, approximately 4.7 million shares were available for future issuance under the plan.
The total compensation expense related to all grants awarded under the plan was $13.1 million, $10.2 million and $7.6 million, for the years ended December 31, 2023, 2022 and 2021, respectively. The related income tax benefits recognized in earnings were $2.0 million, $1.9 million and $1.5 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Stock Options
Stock options vest ratably (i.e. one-third annually) over the three years from the date of the grant. The cost of stock options, based on their fair value at the date of grant, is charged to expense over the respective vesting periods. Stock options normally become exercisable at a rate of one-third annually and in full on the third anniversary date. Under the plan, all options and rights must be exercised within ten years from date of grant. At the Company’s discretion, vested stock option holders are permitted to elect an alternative settlement method in lieu of purchasing common stock at the option price. The alternative settlement method permits the employee to receive, without payment to the Company, cash, shares of common stock or a combination thereof equal to the excess of market value of common stock over the option purchase price. The Company

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
hashistorically settled all such options in common stock and intends to continue to do so. Stock options do not have voting or dividend rights until such time that the options are exercised and shares have been issued.
The weighted average fair value of options granted during 2023, 2022 and 2021 was $17.44, $12.64 and $13.54, respectively.
The fair value of each option grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	2023	2022	2021
Expected dividend yield	0.8%	1.0%	0.8%
Expected volatility	32.7%	32.7%	33.0%
Risk-free interest rate	3.3%	3.0%	1.1%
Expected option life in years	5.6	6.9	6.4
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
The following summarizes stock option activity:

	Option Shares			Weighted Average Exercise Price
(in millions, except per share data)	2023	2022	2021	2023	2022	2021
Outstanding, at beginning of year	1.2	1.4	2.0	$27.40	$23.58	$17.52
Granted	0.1	0.2	0.2	51.81	35.80	42.84
Exercised	(0.3)	(0.4)	(0.8)	23.70	16.09	12.12
Canceled or expired	—	—	—	41.45	33.89	30.76
Outstanding, at end of year	1.0	1.2	1.4	$31.65	$27.40	$23.58
Exercisable, at end of year	0.7	0.8	1.0	$26.35	$23.60	$19.15
At December 31, 2023, options that have vested and are expected to vest totaled 1.0 million shares, with a weighted average exercise price of $31.53, and represent the sum of 0.7 million vested (or exercisable) options and 0.3 million options that are expected to vest. Options that are expected to vest are derived by applying the pre-vesting forfeiture rate assumption against outstanding, unvested options as of December 31, 2023.
The following table summarizes information for stock options outstanding as of December 31, 2023 under all plans:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(in millions)	(in years)		(in millions)
$10.01 — 15.00	0.1	2.2	$12.77	0.1	$12.77
15.01 — 20.00	0.1	2.8	16.85	0.1	16.85
20.01 — 25.00	0.1	4.1	23.14	0.1	23.14
25.01 — 30.00	0.3	5.6	27.58	0.3	27.58
35.01 — 40.00	0.2	8.1	35.80	—	35.80
40.01 — 45.00	0.1	7.1	42.86	0.1	42.86
50.01 — 55.00	0.1	9.3	51.81	—	—
	1.0	6.0	$31.65	0.7	$26.35
The aggregate intrinsic value of stock options outstanding and exercisable at December 31, 2023 was $47.4 million and $37.3 million, respectively. The total intrinsic value of stock options exercised was $9.9 million, $9.7 million and $22.7 million for the years ended December 31, 2023, 2022 and 2021, respectively. The related tax benefits were $2.4 million, $2.5 million and $5.7 million for the years ended December 31, 2023, 2022 and 2021, respectively. Cash received from the exercise of stock options was $3.9 million, $0.2 million and $4.2 million for the years ended December 31, 2023, 2022 and 2021, respectively.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
The total compensation expense related to all stock option compensation plans was $2.2 million, $2.1 million and $2.0 million for the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023, there was $3.1 million of total unrecognized compensation cost related to stock options that is expected to be recognized over the weighted-average period of approximately 1.9 years.
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
The following table summarizes restricted stock activity for the year ended December 31, 2023:

	Number of Restricted Shares	Weighted Average Price per Share
	(in millions)
Outstanding and non-vested, at December 31, 2022	0.3	$34.93
Granted	—	52.76
Vested	(0.1)	30.44
Forfeited	—	39.23
Outstanding and non-vested, at December 31, 2023	0.2	$43.03
The total grant-date fair value of restricted stock that vested in the years ended December 31, 2023, 2022 and 2021 was $3.5 million, $2.1 million and $1.9 million, respectively.
The total compensation expense related to all restricted stock compensation plans was $4.3 million, $3.8 million and $2.6 million for the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023, there was $3.6 million of total unrecognized compensation cost related to restricted stock that is expected to be recognized over the weighted-average period of approximately 1.8 years.
Performance Awards
In each of the three years in the period ended December 31, 2023, the Company granted performance-based restricted stock unit awards (“PSUs”) to certain executives and other non-executive officers. Performance targets associated with PSUs are set annually and approved by the CBC. At the Company’s discretion, actual payment of the awards earned shall be in cash or in common stock of the Company, or in a combination of both. The Company intends to settle all such awards by issuing shares of its common stock. Shares associated with non-vested PSUs do not have voting or dividend rights until issuance. The Company assesses the probability of vesting, based on expected achievement against these performance targets, on a quarterly basis.
The PSUs granted in 2023 have a three-year performance period ending December 31, 2025, in which the Company must achieve a certain cumulative EPS and a certain average return on invested capital (“ROIC”), which are performance conditions per ASC 718, Compensation — Stock Compensation (“ASC 718”). The percentage of shares earned under these two performance conditions may be subject to a further 20% modifier, for a maximum potential payout of 240% of target, determined by comparing the Company’s total stockholder return (“TSR”) over a multi-year performance period, relative to that of the S&P 600 Capital Goods Index. The TSR modifier, which is a market condition under ASC 718, will only apply if the Company’s TSR performance over the performance period is in the top or bottom quartile of the S&P 600 Capital Goods Index. If earned, these shares would vest on December 31, 2025.
The PSUs granted in 2022 have a three-year performance period ending December 31, 2024, in which the Company must achieve a certain cumulative EPS and a certain average ROIC, which are performance conditions per ASC 718. The percentage of shares earned under these two performance conditions may be subject to a further 20% modifier, for a maximum potential payout of 240% of target, determined by comparing the Company’s TSR over a multi-year performance period, relative to that of the S&P 600 Capital Goods Index. The TSR modifier, which is a market condition under ASC 718, will only apply if the Company’s TSR performance over the performance period is in the top or bottom quartile of the S&P 600 Capital Goods Index. If earned, these shares would vest on December 31, 2024.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
The PSUs granted in 2021 had a three-year performance period ending December 31, 2023, in which a certain cumulative EPS and a certain average ROIC was targeted. The number of shares of common stock that the Company may issue in connection with the PSUs granted in 2021 can range from 0% to 200% of target. The PSUs granted in 2021 became fully vested on December 31, 2023. Based on the achievement against targets over the three-year performance period, 132% of the target shares were earned. The underlying shares will be issued to participants in the first quarter of 2024.
The cost of PSUs, based on their fair value, is charged to expense over the respective vesting periods, which is the three-year period ended December 31, 2023 for the 2021 grants, the three-year period ended December 31, 2024 for the 2022 grants and the three-year period ended December 31, 2025 for the 2023 grants. The fair value of the PSUs granted in 2021 was determined using the closing market price on the date of grant. As the PSUs granted in 2023 and 2022 contain a market condition, the Company utilized a Monte Carlo simulation model to determine the respective grant date fair values, using the following assumptions:

PSUs granted in 2023	Annual Expected Stock Price Volatility	Annual Expected Dividend Yield	Risk-Free Interest Rate	Correlation Between TSR for Federal Signal Corporation and the Applicable S&P Index
Federal Signal Corporation	29.8%	0.8%	3.6%	48.0%
Peer Group within S&P 600 Capital Goods Index	44.4%	n/a	3.6%	n/a

PSUs granted in 2022	Annual Expected Stock Price Volatility	Annual Expected Dividend Yield	Risk-Free Interest Rate	Correlation Between TSR for Federal Signal Corporation and the Applicable S&P Index
Federal Signal Corporation	34.4%	1.0%	2.8%	52.3%
Peer Group within S&P 600 Capital Goods Index	50.5%	n/a	2.8%	n/a
The total grant-date fair value of PSUs that vested in the years ended December 31, 2023, 2022 and 2021 was $4.6 million, $4.0 million and $2.6 million, respectively.
Compensation expense included in the Consolidated Statements of Operations for the PSUs in the years ended December 31, 2023, 2022 and 2021 was $6.6 million, $4.3 million and $3.0 million, respectively. As of December 31, 2023, there was $5.6 million of total unrecognized compensation cost related to PSUs that is expected to be recognized over the weighted-average period of approximately 1.6 years.
The following table summarizes PSU activity for the year ended December 31, 2023:

	Number of PSUs	Weighted Average Price per Share
	(in millions)
Outstanding and non-vested, at December 31, 2022	0.2	$39.83
Granted (a)	0.1	51.31
Vested	(0.1)	42.85
Forfeited	—	42.19
Outstanding and non-vested, at December 31, 2023	0.2	$44.23
(a) Includes the effect of the PSUs granted in 2021 being earned at 132% of target.
NOTE 16 — STOCKHOLDERS’ EQUITY
The Company’s Board of Directors (the “Board”) has the authority to issue 90.0 million shares of common stock at a par value of $1 per share. The holders of common stock (i) may receive dividends subject to all of the rights of the holders of preference stock, (ii) shall be entitled to share ratably upon any liquidation of the Company in the assets of the Company, if any, remaining after payment in full to the holders of preference stock and (iii) receive one vote for each common share held and shall vote together share for share with the holders of voting shares of preference stock as one class for the election of directors and for all other purposes. The Company had 70.0 million and 69.5 million common shares issued as of December 31, 2023 and 2022,

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
respectively. Of those amounts, 61.0 million and 60.7 million common shares were outstanding as of December 31, 2023 and 2022, respectively.
The Board is also authorized to provide for the issuance of 0.8 million shares of preference stock at a par value of $1 per share. The authority of the Board includes, but is not limited to, the determination of the dividend rate, voting rights, conversion and redemption features and liquidation preferences. The Company has not designated or issued any preference stock as of December 31, 2023.
Dividends
The Company declared and paid dividends totaling $23.8 million, $21.8 million and $22.0 million during 2023, 2022 and 2021, respectively.
On February 20, 2024, the Board declared a quarterly cash dividend of $0.12 per common share payable on March 28, 2024 to stockholders of record at the close of business on March 15, 2024.
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
During the year ended December 31, 2023, the Company repurchased 93,551 shares for a total of $5.5 million under the stock repurchase program. During the year ended December 31, 2022, the Company repurchased 472,381 shares for a total of $16.1 million under the stock repurchase program. During the year ended December 31, 2021, the Company repurchased 361,804 shares for a total of $15.4 million under the stock repurchase program.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
Accumulated Other Comprehensive Loss
The following tables summarize the changes in each component of Accumulated other comprehensive loss, net of tax:

(in millions of dollars) (a)	Actuarial Losses	Prior Service Costs	Foreign Currency Translation	Interest Rate Swaps	Total
Balance at January 1, 2023	$(68.6)	$(2.0)	$(16.0)	$2.6	$(84.0)
Other comprehensive (loss) income before reclassifications	(2.8)	(0.1)	5.9	0.3	3.3
Amounts reclassified from accumulated other comprehensive loss	1.7	0.1	—	(2.4)	(0.6)
Net current-period other comprehensive (loss) income	(1.1)	—	5.9	(2.1)	2.7
Balance at December 31, 2023	$(69.7)	$(2.0)	$(10.1)	$0.5	$(81.3)
(a) Amounts in parentheses indicate losses.

(in millions of dollars) (a)	Actuarial Losses	Prior Service Costs	Foreign Currency Translation	Interest Rate Swaps	Total
Balance at January 1, 2022	$(67.9)	$(2.4)	$(3.4)	$(0.5)	$(74.2)
Other comprehensive (loss) income before reclassifications	(2.9)	0.3	(12.6)	2.9	(12.3)
Amounts reclassified from accumulated other comprehensive loss	2.2	0.1	—	0.2	2.5
Net current-period other comprehensive (loss) income	(0.7)	0.4	(12.6)	3.1	(9.8)
Balance at December 31, 2022	$(68.6)	$(2.0)	$(16.0)	$2.6	$(84.0)
(a)    Amounts in parentheses indicate losses.
The following table summarizes the amounts reclassified from Accumulated other comprehensive loss, net of tax, and the affected line item in the Consolidated Statements of Operations:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in Consolidated Statements of Operations
	For the Years Ended December 31,
	2023	2022
	(in millions of dollars) (a)
Amortization of actuarial losses of defined benefit pension plans	$(2.3)	$(2.9)	Other expense (income), net
Amortization of prior service costs of defined benefit pension plans	(0.1)	(0.1)	Other expense (income), net
Interest rate swaps	3.2	(0.2)	Interest expense, net
Total before tax	0.8	(3.2)
Income tax (expense) benefit	(0.2)	0.7	Income tax expense
Total reclassifications for the period, net of tax	$0.6	$(2.5)
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
Environmental Solutions — Our Environmental Solutions Group is a leading manufacturer and supplier of a full range of street sweepers, sewer cleaners, industrial vacuum loaders, safe-digging trucks, high-performance waterblasting equipment, road-marking and line-removal equipment, dump truck bodies, trailers, metal extraction support equipment and multi-purpose tractors. The Group manufactures vehicles and equipment in the U.S. and Canada that are sold under the Elgin®, Vactor®, Guzzler®, TRUVAC®, WestechTM, Jetstream®, Blasters, Mark Rite Lines, Trackless, Ox Bodies®, Crysteel®, J-Craft®, Duraclass®, Rugby®, Travis®, OSW, NTE, WTB, Ground Force, TowHaul®, Bucks® and Switch-N-Go® brand names. Product offerings also include certain products manufactured by other companies, such as refuse and recycling collection vehicles.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
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
In addition, as discussed in Note 2 – Acquisitions, the Company completed the acquisitions of substantially all of the assets and operations of Trackless and Blasters during the year ended December 31, 2023. The assets and liabilities of Trackless and Blasters have been consolidated into the Consolidated Balance Sheet as of December 31, 2023, while the post-acquisition results of operations of Trackless and Blasters have been included in the Consolidated Statements of Operations subsequent to their respective closing dates, within the Environmental Solutions Group.
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
Revenues attributed to customers located outside of the U.S. aggregated to $385.3 million in 2023, $285.0 million in 2022 and $286.4 million in 2021, of which sales exported from the U.S. aggregated to $136.0 million, $88.8 million and $77.0 million, respectively.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
The following table summarizes the Company’s continuing operations by segment, including net sales, operating income, depreciation and amortization, total assets and capital expenditures:

	For the Years Ended December 31,
(in millions of dollars)	2023	2022	2021
Net sales:
Environmental Solutions	$1,437.9	$1,190.6	$1,004.0
Safety and Security Systems	284.8	244.2	209.2
Total net sales	$1,722.7	$1,434.8	$1,213.2
Operating income:
Environmental Solutions	$209.2	$144.5	$120.5
Safety and Security Systems	54.8	40.8	32.7
Corporate and eliminations	(39.5)	(24.5)	(22.5)
Total operating income	224.5	160.8	130.7
Interest expense	19.7	10.3	4.5
Pension settlement charges	—	—	10.3
Other expense (income), net	1.8	(0.4)	(1.7)
Income before income taxes	$203.0	$150.9	$117.6

Depreciation and amortization:
Environmental Solutions	$56.0	$50.3	$46.7
Safety and Security Systems	4.2	4.2	3.6
Corporate	0.2	0.2	0.1
Total depreciation and amortization	$60.4	$54.7	$50.4

Total assets:
Environmental Solutions	$1,290.9	$1,206.4	$1,098.2
Safety and Security Systems	288.1	279.3	226.9
Corporate and eliminations	41.5	38.6	41.0
Total assets	$1,620.5	$1,524.3	$1,366.1

Capital expenditures:
Environmental Solutions	$23.0	$19.4	$34.3
Safety and Security Systems	5.2	32.4	2.8
Corporate	2.1	1.2	0.3
Total capital expenditures	$30.3	$53.0	$37.4
The following table summarizes net sales by geographic region based on the location of the end-customer:

	For the Years Ended December 31,
(in millions of dollars)	2023	2022	2021
Net sales:
U.S.	$1,337.4	$1,149.8	$926.8
Canada	237.8	175.3	192.4
Europe/Other	147.5	109.7	94.0
Total net sales	$1,722.7	$1,434.8	$1,213.2

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
The following table summarizes long-lived assets by geographic region based on the location of the Company’s subsidiaries:

(in millions of dollars)	2023	2022	2021
Long-lived assets:
U.S.	$261.6	$249.4	$219.9
Canada	80.7	59.1	56.3
Europe/Other	4.3	4.6	3.9
Total long-lived assets	$346.6	$313.1	$280.1
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
Contingent Consideration
As of December 31, 2023, the Company had contingent obligations to transfer up to $7.5 million, $8.0 million, and C$6.0 million (approximately $4.5 million), to the former owners of Deist, Blasters, and Trackless, respectively, if specified financial results are met over future reporting periods (i.e., an earn-out). The Deist, Blasters, and Trackless acquisitions were completed on December 30, 2021, January 3, 2023, and April 3, 2023, respectively. The Deist and Trackless contingent earn-out payments, if earned, would be due to be paid following the third anniversary of the closing date. The Blasters contingent earn-out payments, if earned, would be due to be paid annually, in each of the three years following the anniversary of the closing date. During the year ended December 31, 2023, the Company paid $0.5 million to settle the contingent consideration obligation due to the former owners of Mark Rite Lines Equipment Company, Inc. (“MRL”), which was acquired on July 1, 2019.
Liabilities for contingent consideration are measured at fair value each reporting period, with the acquisition-date fair value included as part of the consideration transferred. Subsequent changes in fair value are included as a component of Acquisition and integration-related expenses (benefits), net on the Consolidated Statements of Operations.
The Company uses an income approach to value the contingent consideration obligation based on the present value of risk-adjusted future cash flows under either a scenario-based or option-pricing method, as appropriate. Due to the lack of relevant

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
observable market data over fair value inputs, such as prospective financial information or probabilities of future events as of December 31, 2023, the Company has classified the contingent consideration liability within Level 3 of the fair value hierarchy outlined in ASC 820, Fair Value Measurements. As further described in Note 2 – Acquisitions, the Company has recognized a preliminary estimate of the fair value of the Trackless contingent consideration liability as of the applicable acquisition date. This preliminary estimate is subject to change during the measurement period as the applicable third-party valuation is finalized.
The following tables summarize the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2023 and 2022:

	Fair Value Measurement at December 31, 2023 Using
(in millions of dollars)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$20.5	$—	$—	$20.5
Liabilities:
Contingent consideration	—	—	4.9	4.9
Interest rate swaps	—	0.7	—	0.7

	Fair Value Measurement at December 31, 2022 Using
(in millions of dollars)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$0.2	$—	$—	$0.2
Liabilities:
Contingent consideration	—	—	2.7	2.7
Interest rate swaps	—	0.3	—	0.3
The following table provides a roll-forward of the fair value of recurring Level 3 fair value measurements for the years ended December 31, 2023 and 2022:

(in millions of dollars)	2023	2022
Contingent consideration liability, at January 1	$2.7	$2.7
Issuance of contingent consideration in connection with acquisitions	4.8	—
Settlements of contingent consideration liabilities	(0.5)	—
Total gains included in earnings (a)	(2.1)	—
Contingent consideration liability, at December 31	$4.9	$2.7
(a)    Included as a component of Acquisition and integration-related expenses (benefits), net on the Consolidated Statements of Operations.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
(a)Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act Rule 13a-15(e)) as of December 31, 2023.
Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2023.
(b)Management’s Annual Report on Internal Control over Financial Reporting and Attestation Report of the Registered Public Accounting Firm
The Company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on the assessment, management concluded that, as of December 31, 2023, the Company’s internal control over financial reporting is effective.
During the year ended December 31, 2023, the Company completed the acquisition of substantially all the assets and operations of Trackless, as discussed in Note 2 – Acquisitions to the accompanying consolidated financial statements. Management has excluded Trackless from its assessment of the Company’s internal controls over financial reporting as of December 31, 2023. Trackless’ net sales and total assets (excluding goodwill and intangible assets, which were integrated into the Company’s control environment) represent approximately 1% and 2%, respectively, of the consolidated financial statement amounts as of, and for the year ended, December 31, 2023.
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
Item 9B.  Other Information.
On February 27, 2024, the Company issued a press release announcing its financial results for the three months and year ended December 31, 2023. The presentation slides for the 2023 fourth quarter earnings call were also posted on the Company’s website at that time. The full text of the press release and earnings presentation is included as Exhibits 99.1 and 99.2, respectively, to this Form 10-K.
Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10.  Directors, Executive Officers and Corporate Governance.
A list of our executive officers and biographical information appears in Item 1 of Part I of this Form 10-K. Information regarding directors and nominees for directors is set forth in the Company’s definitive proxy statement for its 2024 Annual Meeting of Stockholders and is incorporated herein by reference.
Information regarding the (i) Audit Committee, (ii) Governance and Sustainability Committee and (iii) Compensation and Benefits Committee of the Company’s Board of Directors is set forth in the Company’s 2024 definitive proxy statement under the caption “Information Concerning the Board” and is incorporated herein by reference.
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
Item 11.  Executive Compensation.
The information contained under the captions “Information Concerning the Board”, “Compensation Committee Interlocks and Insider Participation”, “Compensation Discussion and Analysis”, “Compensation and Benefits Committee Report” and “Executive Compensation” of the Company’s 2024 definitive proxy statement is incorporated herein by reference.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information regarding security ownership of (i) certain beneficial owners, (ii) all directors and nominees, (iii) named executive officers and (iv) directors and executive officers as a group is set forth in the Company’s 2024 definitive proxy statement under the caption “Ownership of Our Common Stock” and is incorporated herein by reference. Information regarding our equity compensation plans is set forth in the Company’s 2024 definitive proxy statement under the caption “Equity Compensation Plan Information” and is incorporated herein by reference.
Item 13.  Certain Relationships and Related Transactions, and Director Independence.
Information regarding certain relationships is hereby incorporated by reference from the Company’s 2024 definitive proxy statement under the headings “Information Concerning the Board” and “Certain Relationships and Related Party Transactions.”
Item 14.  Principal Accountant Fees and Services.
Information regarding principal accountant fees and services is incorporated by reference from the Company’s 2024 definitive proxy statement under the heading “Independent Registered Public Accounting Firm Fees and Services.”

PART IV
Item 15.  Exhibits, Financial Statement Schedules.
1.Financial Statements
The following consolidated financial statements of the Company and the “Report of the Independent Registered Public Accounting Firm” contained under Item 8 of Part II this Form 10-K are incorporated herein by reference:
(a)Consolidated Statements of Operations for the Years Ended December 31, 2023, 2022 and 2021;
(b)Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2023, 2022 and 2021;
(c)Consolidated Balance Sheets as of December 31, 2023 and 2022;
(d)Consolidated Statements of Cash Flows for the Years Ended December 31, 2023, 2022 and 2021;
(e)Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2023, 2022 and 2021; and
(f)Notes to Consolidated Financial Statements.
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

Exhibit Number		Description
3.	a.	Restated Certificate of Incorporation of the Company. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed April 30, 2010.
	b.	Second Amended and Restated By-Laws of the Company. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed October 24, 2023.
4.	a.	Description of Securities. Incorporated by reference to Exhibit 4.a to the Company’s Form 10-K for the year ended December 31, 2019.
10.	a. *	Supplemental Pension Plan. Incorporated by reference to Exhibit 10.C to the Company’s Form 10-K for the year ended December 31, 1995.
	b. *	Executive Disability, Survivor and Retirement Plan. Incorporated by reference to Exhibit 10.D to the Company’s Form 10-K for the year ended December 31, 1995.
	c. *	Savings Restoration Plan, as amended and restated January 1, 2007. Incorporated by reference to Exhibit 10.FF to the Company’s Form 10-K for the year ended December 31, 2008.
	d. *	First Amendment of the Federal Signal Corporation Savings Restoration Plan. Incorporated by reference to Exhibit 10.MM to the Company’s Form 10-K for the year ended December 31, 2008.
	e. *	Second Amendment to Federal Signal Corporation Savings Restoration Plan. Incorporated by reference to Exhibit 10.NN to the Company’s Form 10-K for the year ended December 31, 2008.
	f. *	Third Amendment to Federal Signal Corporation Savings Restoration Plan. Incorporated by reference to Exhibit 10.OO to the Company’s Form 10-K for the year ended December 31, 2008.
	g. *	Executive General Severance Plan, as amended and restated August 2012. Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2012.
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

	m. *	Form of Nonqualified Stock Option Award Agreement - U.S. Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2015.
	n. *	Form of Nonqualified Stock Option Award Agreement - Non-U.S. Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended March 31, 2015.
	o. *	Form of Nonqualified Stock Option Award Agreement - U.S. Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2015.
	p. *	Form of Nonqualified Stock Option Award Agreement. Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2016.
	q. *	Form of Nonqualified Stock Option Award Agreement. Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended June 30, 2017.
	r. *	Federal Signal Corporation 2015 Executive Incentive Compensation Plan. Incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement filed on Schedule 14A filed March 18, 2015.
	s. *	Form of Director Distribution Election. Incorporated by reference to Exhibit 10.s to the Company’s Form 10-K for the year ended December 31, 2015.
	t. *	Short Term Incentive Bonus Plan. Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended March 31, 2016.
	u. *	Form of Restricted Stock Unit and Dividend Equivalent – Award Agreement (Directors). Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended March 31, 2016.

v. *
First Amendment to the Federal Signal Corporation 2005 Executive Incentive Compensation Plan (2010 Restatement), dated as of March 26, 2015. Incorporated by reference to Exhibit 10.10 to the Company’s Form 10-Q for the quarter ended June 30, 2017.

w. *
Second Amendment to the Federal Signal Corporation 2005 Executive Incentive Compensation Plan (2010 Restatement), dated as of July 24, 2017. Incorporated by reference to Exhibit 10.11 to the Company’s Form 10-Q for the quarter ended June 30, 2017.

x. *
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

z.*	Form of Nonqualified Stock Option Award Agreement. Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2018.
aa.*	Form of Performance Share Unit Award Agreement - Non-U.S. Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2018.
bb.*	Form of Performance Share Unit Award Agreement - U.S. Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended June 30, 2018.
cc.*	Form of Restricted Stock Award Agreement - U.S. Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended June 30, 2018.
dd.*	Form of Restricted Stock Unit Award Agreement - Non-U.S. Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended June 30, 2018.
ee.*
Fourth Amendment to Federal Signal Corporation Savings Restoration Plan, effective as of March 31, 2016. Incorporated by reference to Exhibit 10.zz to the Company’s Form 10-K for the year ended December 31, 2019.

ff.*
Fifth Amendment to Federal Signal Corporation Savings Restoration Plan, effective as of January 1, 2018. Incorporated by reference to Exhibit 10.aaa to the Company’s Form 10-K for the year ended December 31, 2019.

gg.*
Sixth Amendment to Federal Signal Corporation Savings Restoration Plan, effective as of January 1, 2019. Incorporated by reference to Exhibit 10.bbb to the Company’s Form 10-K for the year ended December 31, 2019.

hh.*
Seventh Amendment to Federal Signal Corporation Savings Restoration Plan, effective as of January 1, 2020. Incorporated by reference to Exhibit 10.ccc to the Company’s Form 10-K for the year ended December 31, 2019.

ii.*
Second Amendment to the Federal Signal Corporation 2015 Executive Incentive Compensation Plan Incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement filed on Schedule 14A filed on March 17, 2021.

jj.*
Eighth Amendment to Federal Signal Corporation Savings Restoration Plan, effective as of January 1, 2021. Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the period ended September 30, 2021.

kk.*
Federal Signal Corporation Retirement Savings Plan, as amended and restated effective as of January 1, 2020. Incorporated by reference to Exhibit 10.xx. to the Company’s Form 10-K for the year ended December 31, 2021.

ll.*
First Amendment to the Federal Signal Corporation Retirement Savings Plan, as amended and restated as of January 1, 2020. Incorporated by reference to Exhibit 10.yy. to the Company’s Form 10-K for the year ended December 31, 2021.

mm.*
Second Amendment to the Federal Signal Corporation Retirement Savings Plan, as amended and restated as of January 1, 2020. Incorporated by reference to Exhibit 10.zz. to the Company’s Form 10-K for the year ended December 31, 2021.

nn.*	Form of Performance Share Unit Award Agreement - U.S. Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the period ended June 30, 2022.
oo.*	Form of Performance Share Unit Award Agreement - Non-U.S. Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the period ended June 30, 2022.
pp.*
Separation Agreement, effective September 12, 2022, by and between Daniel A. DuPré and Federal Signal Corporation. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed September 13, 2022.

qq.
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

	rr.*	Third Amendment to the Federal Signal Corporation Retirement Savings Plan, dated December 23, 2022.
	ss.*	Fourth Amendment to the Federal Signal Corporation Retirement Savings Plan, dated December 29, 2022.
tt. *
Employment Letter dated as of September 1, 2023, by and between the Company and Felix Boeschen. Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the period ended September 30, 2023.

	uu. *	Ninth Amendment to the Federal Signal Corporation Savings Restoration Plan, dated November 13, 2023.
	vv. *	Fifth Amendment to the Federal Signal Corporation Retirement Savings Plan, dated December 28, 2023.
14.		Code of Ethics for Chief Executive Officer and Senior Financial Officers, as amended. Incorporated by reference to Exhibit 14 to the Company’s Form 10-K for the year ended December 31, 2003.
19.		Insider Trading Policy.
21.		Subsidiaries of the Registrant.
23.		Consent of Independent Registered Public Accounting Firm.
31.1		CEO Certification under Section 302 of the Sarbanes-Oxley Act.
31.2		CFO Certification under Section 302 of the Sarbanes-Oxley Act.
32.1		CEO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act.
32.2		CFO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act.
97.		Clawback Policy.
99.1		Fourth Quarter Financial Results Press Release dated February 27, 2024.
99.2		Fourth Quarter Earnings Call Presentation Slides.
101.INS		XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH		Inline XBRL Taxonomy Extension Schema Document.
101.CAL		Inline XBRL Taxonomy Calculation Linkbase Document.
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB		Inline XBRL Taxonomy Label Linkbase Document.
101.PRE		Inline XBRL Taxonomy Presentation Linkbase Document.
104		Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
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
Jennifer L. Sherman
President and Chief Executive Officer (Principal Executive Officer)
Date: February 27, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated, as of February 27, 2024.

/s/ Jennifer L. Sherman	President, Chief Executive Officer and Director (Principal Executive Officer)
Jennifer L. Sherman

/s/ Ian A. Hudson	Senior Vice President, Chief Financial Officer (Principal Financial Officer)
Ian A. Hudson

/s/ Lauren B. Elting	Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)
Lauren B. Elting

/s/ Dennis J. Martin	Chairman and Director
Dennis J. Martin

/s/ Katrina L. Helmkamp	Director
Katrina L. Helmkamp

/s/ Eugene J. Lowe, III	Director
Eugene J. Lowe, III

/s/ Bill Owens	Director
Bill Owens

/s/ Shashank Patel	Director
Shashank Patel

/s/ Brenda L. Reichelderfer	Director
Brenda L. Reichelderfer

/s/ John L. Workman	Director
John L. Workman