Form 10-Q
period 2024-03-31
FEDERAL SIGNAL CORP /DE/
filed 2024-04-30
CIK 277509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of March 31, 2024, the number of shares outstanding of the registrant’s common stock was 61,101,063.

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
These risks and uncertainties, some of which are beyond the Company’s control, include the risk factors described under Part I, Item 1A, Risk Factors, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on February 27, 2024. These factors may not constitute all factors that could cause actual results to differ materially from those discussed in any forward-looking statement. The Company operates in a continually changing business environment and new factors emerge from time to time. The Company cannot predict such factors, nor can it assess the impact, if any, of such factors on its results of operations, financial condition or cash flow. Accordingly, forward-looking statements should not be relied upon as a predictor of actual results. The Company disclaims any responsibility to update any forward-looking statement provided in this Form 10-Q.
ADDITIONAL INFORMATION
The Company is subject to the reporting and information requirements of the Exchange Act and, as a result, is obligated to file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other reports and information with the SEC, as well as amendments to those reports. The Company makes these filings available free of charge through our website at www.federalsignal.com as soon as reasonably practicable after such materials are filed with, or furnished to, the SEC. The Company also uses our website as a means of disclosing material non-public information and to comply with our disclosure requirements under Regulation FD. Information on our website does not constitute part of this Form 10-Q. In addition, the SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically.

PART I. FINANCIAL INFORMATION
Item 1.     Financial Statements (Unaudited).
FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
(in millions, except per share data)	2024	2023
Net sales	$424.9	$385.5
Cost of sales	308.9	289.7
Gross profit	116.0	95.8
Selling, engineering, general and administrative expenses	57.2	52.0
Amortization expense	3.6	3.6
Acquisition and integration-related expenses, net	0.9	0.7
Operating income	54.3	39.5
Interest expense, net	3.2	4.7
Other expense, net	0.2	0.1
Income before income taxes	50.9	34.7
Income tax (benefit) expense	(0.7)	7.3
Net income	$51.6	$27.4
Earnings per share:
Basic	$0.85	$0.45
Diluted	0.84	0.45
Weighted average common shares outstanding:
Basic	60.9	60.7
Diluted	61.6	61.3
See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31,
(in millions)	2024	2023
Net income	$51.6	$27.4
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(3.9)	1.5
Change in unrecognized net actuarial loss and prior service cost related to pension benefit plans, net of income tax expense of $0.2 and $0.0 respectively	0.6	—
Change in unrealized gain or loss on interest rate swaps, net of income tax expense (benefit) of $0.2 and $(0.3) respectively	0.5	(0.9)
Total other comprehensive (loss) income	(2.8)	0.6
Comprehensive income	$48.8	$28.0
See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2024	December 31, 2023
(in millions, except per share data)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$48.9	$61.0
Accounts receivable, net of allowances for doubtful accounts of $2.4 and $2.5, respectively	191.4	186.2
Inventories	322.7	303.4
Prepaid expenses and other current assets	32.3	19.6
Total current assets	595.3	570.2
Properties and equipment, net of accumulated depreciation of $177.9 and $173.3, respectively	193.0	190.8
Rental equipment, net of accumulated depreciation of $49.2 and $47.5, respectively	143.8	134.8
Operating lease right-of-use assets	20.7	21.0
Goodwill	470.2	472.7
Intangible assets, net of accumulated amortization of $74.3 and $70.7, respectively	204.6	207.5
Deferred tax assets	11.7	12.0
Other long-term assets	12.1	11.5
Total assets	$1,651.4	$1,620.5
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term borrowings and finance lease obligations	$5.5	$4.7
Accounts payable	88.8	66.7
Customer deposits	28.7	27.1
Accrued liabilities:
Compensation and withholding taxes	23.4	42.3
Current income taxes payable	12.9	3.2
Current operating lease liabilities	6.6	6.8
Other current liabilities	45.1	45.0
Total current liabilities	211.0	195.8
Long-term borrowings and finance lease obligations	266.8	294.3
Long-term operating lease liabilities	14.7	14.9
Long-term pension and other postretirement benefit liabilities	44.9	44.2
Deferred tax liabilities	54.1	53.2
Other long-term liabilities	15.5	16.2
Total liabilities	607.0	618.6
Stockholders’ equity:
Common stock, $1 par value per share, 90.0 shares authorized, 70.2 and 70.0 shares issued, respectively	70.2	70.0
Capital in excess of par value	296.8	291.1
Retained earnings	960.1	915.8
Treasury stock, at cost, 9.1 and 9.0 shares, respectively	(198.6)	(193.7)
Accumulated other comprehensive loss	(84.1)	(81.3)
Total stockholders’ equity	1,044.4	1,001.9
Total liabilities and stockholders’ equity	$1,651.4	$1,620.5
See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
(in millions)	2024	2023
Operating activities:
Net income	$51.6	$27.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15.4	14.3
Stock-based compensation expense	4.4	2.0
Changes in fair value of contingent consideration	—	(0.2)
Amortization of interest rate swap settlement gain	(0.6)	(0.6)
Deferred income taxes	0.8	(0.3)
Changes in operating assets and liabilities	(40.3)	(35.5)
Net cash provided by operating activities	31.3	7.1
Investing activities:
Purchases of properties and equipment	(8.4)	(6.0)
Payments for acquisition-related activity, net of cash acquired	—	(13.5)
Other, net	0.8	0.1
Net cash used for investing activities	(7.6)	(19.4)
Financing activities:
(Decrease) increase in revolving lines of credit, net	(23.5)	12.6
Payments on long-term borrowings	(0.8)	—
Purchases of treasury stock	(0.1)	—
Redemptions of common stock to satisfy withholding taxes related to stock-based compensation	(4.1)	(3.8)
Payments for acquisition-related activity	—	(0.5)
Cash dividends paid to stockholders	(7.3)	(5.5)
Proceeds from stock-based compensation activity	0.8	0.4
Other, net	(0.3)	(0.1)
Net cash (used for) provided by financing activities	(35.3)	3.1
Effects of foreign exchange rate changes on cash and cash equivalents	(0.5)	0.1
Decrease in cash and cash equivalents	(12.1)	(9.1)
Cash and cash equivalents at beginning of year	61.0	47.5
Cash and cash equivalents at end of period	$48.9	$38.4

See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Three Months Ended March 31, 2024
(in millions)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2024	$70.0	$291.1	$915.8	$(193.7)	$(81.3)	$1,001.9
Net income			51.6			51.6
Total other comprehensive loss					(2.8)	(2.8)
Cash dividends declared ($0.12 per share)			(7.3)			(7.3)
Stock-based payments:
Stock-based compensation		4.4				4.4
Stock option exercises and other	0.1	1.4		(1.2)		0.3
Performance share unit transactions	0.1	(0.1)		(3.6)		(3.6)
Stock repurchase program				(0.1)		(0.1)
Balance at March 31, 2024	$70.2	$296.8	$960.1	$(198.6)	$(84.1)	$1,044.4

	Three Months Ended March 31, 2023
(in millions)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2023	$69.5	$271.8	$782.2	$(178.6)	$(84.0)	$860.9
Net income			27.4			27.4
Total other comprehensive income					0.6	0.6
Cash dividends declared ($0.09 per share)			(5.5)			(5.5)
Stock-based payments:
Stock-based compensation		2.0				2.0
Stock option exercises and other	0.1	1.0		(1.2)		(0.1)
Performance share unit transactions	0.1	(0.1)		(3.3)		(3.3)
Balance at March 31, 2023	$69.7	$274.7	$804.1	$(183.1)	$(83.4)	$882.0

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
Basis of Presentation and Consolidation
The accompanying unaudited condensed consolidated financial statements represent the consolidation of Federal Signal Corporation and its subsidiaries included herein and have been prepared by the Company pursuant to the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures presented herein are adequate to ensure the information presented is not misleading. Except as otherwise noted, these condensed consolidated financial statements have been prepared in accordance with the Company’s accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, and should be read in conjunction with those consolidated financial statements and the notes thereto.
These condensed consolidated financial statements include all normal and recurring adjustments that we considered necessary to present a fair statement of our results of operations, financial condition and cash flow. Intercompany balances and transactions have been eliminated in consolidation. In addition, certain prior-year amounts have been reclassified to conform to current-year presentation.
The results reported in these condensed consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year, which may differ materially due to, among other things, the risk factors described under Part I, Item 1A, Risk Factors, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on February 27, 2024. While we label our quarterly information using a calendar convention whereby our first, second and third quarters are labeled as ending on March 31, June 30 and September 30, respectively, it is our longstanding practice to establish interim quarterly closing dates based on a 13-week period ending on a Saturday, with our fiscal year ending on December 31. The effects of this practice are not material and exist only within a reporting year.
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
Significant Accounting Policies
There have been no changes to the Company’s significant accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
NOTE 2 – ACQUISITIONS
Acquisition of Trackless
On April 3, 2023, the Company completed the acquisition of substantially all the assets and operations of Trackless Vehicles Limited and Trackless Vehicles Asset Corp, including the wholly-owned subsidiary Work Equipment Ltd. (collectively, “Trackless”), a leading Canadian manufacturer of off-road, multi-purpose maintenance vehicles and attachments. The Company expects that the Trackless acquisition will further bolster its position as an industry leading diversified industrial manufacturer of specialized vehicles for maintenance and infrastructure markets with leading brands of premium, value-adding products, and a strong supporting aftermarket platform.
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
During the three months ended March 31, 2024, the Company recognized measurement period adjustments, which primarily resulted from obtaining third-party valuations of contingent consideration and acquired intangible assets, that reduced the estimated fair value of contingent consideration by $0.2 million and increased the carrying value of acquired intangible assets by $1.1 million, resulting in a corresponding $1.3 million decrease to the carrying value of Goodwill, from the $8.0 million previously recognized as of December 31, 2023. The measurement period adjustments did not have a material impact on the Company’s Consolidated Statements of Operations for the three months ended March 31, 2024. As of March 31, 2024, the Company’s purchase price allocation for the Trackless acquisition is considered to be final.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
The following table summarizes the fair value of assets acquired and liabilities assumed as of the acquisition date:

(in millions)
Purchase price, inclusive of closing adjustments	$41.9
Estimated fair value of additional consideration (a)	4.3
Total consideration	46.2

Accounts receivable	4.7
Inventories	15.0
Prepaid expenses and other current assets	0.1
Rental equipment	1.6
Properties and equipment	4.4
Customer relationships (b)	11.1
Trade names (c)	4.6
Accounts payable	(1.5)
Accrued liabilities	(0.5)
Net assets acquired	39.5

Goodwill (d)	$6.7
(a)    Represents the estimated fair value of the contingent earn-out payment as of the acquisition date, which is included in Other long-term liabilities on the Condensed Consolidated Balance Sheets. See Note 12 – Fair Value Measurements for discussion of the methodology used to determine the fair value of the contingent earn-out payment.
(b)    Represents the fair value assigned to customer relationships, which are considered to be definite-lived intangible assets, with an estimated useful life of approximately 12 years.
(c)    Represents the fair value assigned to trade names, which are considered to be indefinite-lived intangible assets.
(d)    Goodwill, which is primarily tax-deductible, has been allocated to the Environmental Solutions Group on the basis that the synergies identified will primarily benefit this segment..

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
NOTE 3 – REVENUE RECOGNITION
The following table presents the Company’s Net sales disaggregated by geographic region, based on the location of the end customer, and by major product line:

	Three Months Ended March 31,
(in millions)	2024	2023
Geographic Region:
U.S.	$334.3	$309.1
Canada	59.3	43.9
Europe/Other	31.3	32.5
Total net sales	$424.9	$385.5
Major Product Line:
Environmental Solutions
Vehicles and equipment (a)	$272.3	$245.3
Parts	61.0	54.8
Rental income (b)	12.0	11.0
Other (c)	8.7	7.7
Total	354.0	318.8
Safety and Security Systems
Public safety and security equipment	44.9	40.2
Industrial signaling equipment	16.9	18.6
Warning systems	9.1	7.9
Total	70.9	66.7
Total net sales	$424.9	$385.5
(a)    Includes net sales from the sale of new and used vehicles and equipment, including sales of rental equipment.
(b)    Represents income from vehicle and equipment lease arrangements with customers.
(c)    Primarily includes revenues from services, such as maintenance and repair work, and the sale of extended warranty contracts.
Contract Balances
The Company recognizes contract liabilities when cash payments, such as customer deposits, are received in advance of the Company’s satisfaction of the related performance obligations. Contract liabilities are recognized as Net sales when the related performance obligations are satisfied, which generally occurs within three to six months of the cash receipt. Contract liability balances are not materially impacted by any other factors. The Company’s contract liabilities were $32.4 million and $30.9 million as of March 31, 2024 and December 31, 2023, respectively. Contract assets, such as unbilled receivables, were not material as of any of the periods presented herein.
NOTE 4 – INVENTORIES
The following table summarizes the components of Inventories:

(in millions)	March 31, 2024	December 31, 2023
Finished goods	$118.7	$116.1
Raw materials	169.8	154.6
Work in process	34.2	32.7
Total inventories	$322.7	$303.4

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
NOTE 5 – DEBT
The following table summarizes the components of Long-term borrowings and finance lease obligations:

(in millions)	March 31, 2024	December 31, 2023
2022 Credit Agreement (a)	$270.9	$297.4
Finance lease obligations	1.4	1.6
Total long-term borrowings and finance lease obligations, including current portion	272.3	299.0
Less: Current maturities	4.7	3.9
Less: Current finance lease obligations	0.8	0.8
Total long-term borrowings and finance lease obligations	$266.8	$294.3
(a)     Defined as the Third Amended and Restated Credit Agreement, dated October 21, 2022, as amended.
As more fully described within Note 12 – Fair Value Measurements, the Company uses a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The fair value of the Company’s long-term borrowings and finance lease obligations is based on interest rates that we believe are currently available to us for issuance of debt with similar terms and remaining maturities (Level 2 input). The carrying amounts of the Company’s long-term borrowings and finance lease obligations approximate their fair values as of March 31, 2024 and December 31, 2023.
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
The Company is subject to certain net leverage ratio and interest coverage ratio financial covenants under the 2022 Credit Agreement that are measured at each fiscal quarter-end. The Company was in compliance with all such covenants as of March 31, 2024.
As of March 31, 2024, there was $147.5 million of cash drawn on the Revolver, $123.4 million outstanding under the term loan facility and $11.1 million of undrawn letters of credit under the 2022 Credit Agreement, with $516.4 million of net availability for borrowings. As of December 31, 2023, there was $173.2 million of cash drawn on the Revolver, $124.2 million outstanding under the term loan facility and $9.1 million of undrawn letters of credit under the 2022 Credit Agreement, with $492.7 million of net availability for borrowings.
The following table summarizes the gross borrowings and gross payments under the Company’s revolving credit facilities:

	Three Months Ended March 31,
(in millions)	2024	2023
Gross borrowings	$10.0	$37.6
Gross payments	33.5	25.0
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
At March 31, 2024 and December 31, 2023, the fair value of the Company’s interest rate swaps was an asset of $0.5 million and a liability of $0.7 million, which were included in Other long-term assets and Other long-term liabilities on the Condensed Consolidated Balance Sheets, respectively. During the three months ended March 31, 2024 and 2023, unrealized pre-tax gains of $1.2 million and unrealized pre-tax losses of $0.5 million, respectively, were recorded in Accumulated other comprehensive loss. No ineffectiveness was recorded in either period.
In connection with entering into the 2022 Credit Agreement in October 2022, the Company terminated an interest rate swap initially entered into in 2019, receiving proceeds of $4.3 million upon settlement. The settlement gain was recorded in Accumulated other comprehensive loss and is being amortized into earnings ratably through the original maturity date of July 30, 2024. During the three months ended March 31, 2024 and 2023, the Company recognized non-cash settlement gains of $0.6 million and $0.6 million, respectively, as a component of Interest expense, net on the Condensed Consolidated Statements of Operations. At March 31, 2024 and December 31, 2023, an unrealized settlement gain of $0.8 million and $1.4 million, respectively, was included in Accumulated other comprehensive loss on the Condensed Consolidated Balance Sheets.
NOTE 6 – INCOME TAXES
During the year ended December 31, 2023, the Company filed amended U.S. federal income tax returns for the 2015 through 2018 tax years to claim a worthless stock deduction. As of December 31, 2023, the amended tax returns were under examination by the applicable tax authorities and recovery of the refund claim was not considered more-likely-than-not. Accordingly, the aggregate refund claim of $13.6 million, including interest of $1.8 million, was recorded as an income tax receivable as of December 31, 2023, fully offset by a corresponding liability for unrecognized tax benefits.
During the three months ended March 31, 2024, the tax authorities notified the Company that the amended tax returns had been approved, at which point receipt of the refund claim was considered more-likely-than-not. As a result, the Company released the associated liability for unrecognized tax benefits and recognized a $13.0 million discrete tax benefit for the refund claim, net of taxes on the associated interest, during the three months ended March 31, 2024. The associated income tax receivable is recognized within Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets as of March 31, 2024.
Including the aforementioned discrete tax benefit and the recognition of $0.8 million in excess tax benefits associated with stock-based compensation activity, the Company recognized an income tax benefit of $0.7 million during the three months ended March 31, 2024, compared to income tax expense of $7.3 million during the prior-year quarter, with the impact of the discrete tax benefit being partially offset by higher pre-tax income levels. The Company’s effective tax rate for the three months ended March 31, 2024 was a benefit of 1.4%, compared to expense of 21.0% in the prior-year quarter.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
NOTE 7 – PENSIONS
The following table summarizes the components of Net periodic pension expense (benefit):

	U.S. Benefit Plan		Non-U.S. Benefit Plan
	Three Months Ended March 31,		Three Months Ended March 31,
(in millions)	2024	2023	2024	2023
Interest cost	1.4	1.5	0.4	0.4
Amortization of actuarial loss	0.5	0.3	0.2	0.2
Expected return on plan assets	(1.8)	(1.9)	(0.5)	(0.5)
Net periodic pension expense (benefit)	$0.1	$(0.1)	$0.1	$0.1
The items that comprise Net periodic pension expense (benefit), other than service cost, are included as a component of Other expense, net on the Condensed Consolidated Statements of Operations.
NOTE 8 – COMMITMENTS AND CONTINGENCIES
Financial Commitments
The Company provides indemnifications and other guarantees in the ordinary course of business, the terms of which range in duration and often are not explicitly defined. Specifically, the Company is occasionally required to provide letters of credit and bid and performance bonds to various customers, principally to act as security for retention levels related to casualty insurance policies and to guarantee the performance of subsidiaries that engage in export and domestic transactions. At March 31, 2024, the Company had outstanding performance and financial standby letters of credit, as well as outstanding bid and performance bonds, aggregating to $23.7 million. If any such letters of credit or bonds are called, the Company would be obligated to reimburse the issuer of the letter of credit or bond. The Company believes the likelihood of any currently outstanding letter of credit or bond being called is remote.
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
The following table summarizes the changes in the Company’s warranty liabilities during the three months ended March 31, 2024 and 2023:

(in millions)	2024	2023
Balance at January 1	$9.6	$9.3
Provisions to expense	2.2	1.8
Acquisitions	—	0.1
Payments	(2.0)	(2.0)
Balance at March 31	$9.8	$9.2
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
Pursuant to the 2019 Settlement Agreement, the Company would pay $700 to each firefighter who filed a lawsuit and is eligible to be part of the settlement and $300 to each firefighter who has not yet filed a case and is eligible to be part of the settlement. To be eligible for settlement, among other things, firefighters must provide proof that they have high frequency noise-induced hearing loss. There are approximately 2,160 firefighters whose claims may be considered as part of this settlement, including approximately 921 firefighters who have ongoing filed lawsuits. The 2019 Settlement Agreement requires plaintiffs’ attorneys

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
to withdraw from representing firefighters who elect not to participate in the settlement and does not include the payment of any attorney fees by the Company. Pursuant to the 2019 Settlement Agreement, the parties are now in the process of determining how many of the approximately 2,160 firefighters will be eligible to participate in the settlement.
As of March 31, 2024, the Company has recognized an estimated liability for the potential settlement amount under the Settlement Framework. While it is reasonably possible that the ultimate resolution of this matter may result in a loss in excess of the amount accrued, the incremental loss is not expected to be material.
NOTE 9 – EARNINGS PER SHARE
The Company computes earnings per share (“EPS”) in accordance with ASC 260, Earnings per Share, which requires that non-vested restricted stock containing non-forfeitable dividend rights should be treated as participating securities pursuant to the two-class method. Under the two-class method, net income is reduced by the amount of dividends declared in the period for common stock and participating securities. The remaining undistributed earnings are then allocated to common stock and participating securities as if all of the net income for the period had been distributed. The amounts of distributed and undistributed earnings allocated to participating securities for the three months ended March 31, 2024 and 2023 were insignificant and did not materially impact the calculation of basic or diluted EPS.
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
For both the three months ended March 31, 2024 and 2023, the number of options to purchase shares of the Company’s stock that had an antidilutive effect on EPS was immaterial.
The following table reconciles Net income to basic and diluted EPS:

	Three Months Ended March 31,
(in millions, except per share data)	2024	2023
Net income	$51.6	$27.4
Weighted average shares outstanding – Basic	60.9	60.7
Dilutive effect of common stock equivalents	0.7	0.6
Weighted average shares outstanding – Diluted	61.6	61.3
Earnings per share:
Basic	$0.85	$0.45
Diluted	0.84	0.45
NOTE 10 – STOCKHOLDERS’ EQUITY
Dividends
On February 20, 2024, the Company’s Board of Directors (the “Board”) declared a quarterly cash dividend of $0.12 per common share. The dividend totaled $7.3 million and was distributed on March 28, 2024 to stockholders of record at the close of business on March 15, 2024.
On April 23, 2024, the Board declared a quarterly cash dividend of $0.12 per common share payable on May 31, 2024 to stockholders of record at the close of business on May 17, 2024.
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
During the three months ended March 31, 2024, the Company repurchased 1,600 shares for a total of $0.1 million under its stock repurchase programs. No shares were repurchased during the three months ended March 31, 2023.
Accumulated Other Comprehensive Loss
The following tables summarize the changes in each component of Accumulated other comprehensive loss, net of tax in the three months ended March 31, 2024 and 2023:

(in millions) (a)	Actuarial Losses	Prior Service Costs	Foreign Currency Translation	Interest Rate Swaps	Total
Balance at January 1, 2024	$(69.7)	$(2.0)	$(10.1)	$0.5	$(81.3)
Other comprehensive income (loss) before reclassifications	0.1	—	(3.9)	1.2	(2.6)
Amounts reclassified from accumulated other comprehensive loss	0.5	—	—	(0.7)	(0.2)
Net current-period other comprehensive income (loss)	0.6	—	(3.9)	0.5	(2.8)
Balance at March 31, 2024	$(69.1)	$(2.0)	$(14.0)	$1.0	$(84.1)

(in millions) (a)	Actuarial Losses	Prior Service Costs	Foreign Currency Translation	Interest Rate Swaps	Total
Balance at January 1, 2023	$(68.6)	$(2.0)	$(16.0)	$2.6	$(84.0)
Other comprehensive (loss) income before reclassifications	(0.4)	—	1.5	(0.4)	0.7
Amounts reclassified from accumulated other comprehensive loss	0.4	—	—	(0.5)	(0.1)
Net current-period other comprehensive income (loss)	—	—	1.5	(0.9)	0.6
Balance at March 31, 2023	$(68.6)	$(2.0)	$(14.5)	$1.7	$(83.4)
(a)    Amounts in parentheses indicate losses.
The following table summarizes the amounts reclassified from Accumulated other comprehensive loss, net of tax, in the three months ended March 31, 2024 and 2023 and the affected line item in the Condensed Consolidated Statements of Operations:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in Condensed Consolidated Statements of Operations
	2024	2023
(in millions) (a)
Amortization of actuarial losses of defined benefit pension plans	$(0.7)	$(0.5)	Other expense, net
Interest rate swaps	0.9	0.7	Interest expense, net
Total before tax	0.2	0.2
Income tax expense	—	(0.1)	Income tax (benefit) expense
Total reclassifications for the period, net of tax	$0.2	$0.1
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
The following tables summarize the Company’s operations by segment, including Net sales, Operating income (loss), and Total assets:

	Three Months Ended March 31,
(in millions)	2024	2023
Net sales:
Environmental Solutions	$354.0	$318.8
Safety and Security Systems	70.9	66.7
Total net sales	$424.9	$385.5
Operating income (loss):
Environmental Solutions	$51.7	$37.6
Safety and Security Systems	13.8	12.1
Corporate and eliminations	(11.2)	(10.2)
Total operating income	54.3	39.5
Interest expense, net	3.2	4.7
Other expense, net	0.2	0.1
Income before income taxes	$50.9	$34.7

(in millions)	March 31, 2024	December 31, 2023
Total assets:
Environmental Solutions	$1,322.0	$1,290.9
Safety and Security Systems	287.3	288.1
Corporate and eliminations	42.1	41.5
Total assets	$1,651.4	$1,620.5
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
Contingent Consideration
At March 31, 2024, the Company had contingent obligations to transfer up to $7.5 million, $6.2 million, and C$6.0 million (approximately $4.4 million), to the former owners of Deist Industries, Inc. and certain of its affiliates (collectively, “Deist”), Blasters, Inc. and Blasters Technologies, LLC (collectively, “Blasters”), and Trackless, respectively, if specified financial results are met over future reporting periods (i.e., an earn-out). The Deist, Blasters, and Trackless acquisitions were completed on December 30, 2021, January 3, 2023, and April 3, 2023, respectively. The Deist and Trackless contingent earn-out payments, if earned, would be due to be paid following the third anniversary of the closing date. The Blasters contingent earn-out payments, if earned, would be due to be paid annually, in each of the three years following the anniversary of the closing date. There was no contingent earn-out payable for the first annual measurement period ended December 31, 2023. During the three months ended March 31, 2023, the Company paid $0.5 million to settle the contingent consideration obligation due to the former owners of Mark Rite Lines Equipment Company, Inc. (“MRL”), which was acquired on July 1, 2019.
Liabilities for contingent consideration are measured at fair value each reporting period, with the acquisition-date fair value included as part of the consideration transferred. Subsequent changes in fair value are included as a component of Acquisition and integration-related expenses, net on the Condensed Consolidated Statements of Operations.
The Company uses an income approach to value the contingent consideration liability based on the present value of risk-adjusted future cash flows under either a scenario-based or option-pricing method, as appropriate. Due to the lack of relevant observable market data over fair value inputs, such as prospective financial information or probabilities of future events as of March 31, 2024, the Company has classified the contingent consideration liability within Level 3 of the fair value hierarchy outlined in ASC 820, Fair Value Measurements.
The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2024:

	Fair Value Measurement at Reporting Date Using
(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$9.3	$—	$—	$9.3
Interest rate swaps	—	0.5	—	0.5
Liabilities:
Contingent consideration	—	—	4.6	4.6

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
The following table provides a roll-forward of the fair value of recurring Level 3 fair value measurements in the three months ended March 31, 2024 and 2023:

(in millions)	2024		2023
Contingent consideration liability, at January 1	$4.9	`	$2.7
Acquisitions, including measurement period adjustments	(0.2)		4.0
Settlements of contingent consideration liabilities	—		(0.5)
Foreign currency translation	(0.1)		—
Total gains included in earnings (a)	—		(0.2)
Contingent consideration liability, at March 31	$4.6		$6.0
(a)    Included as a component of Acquisition and integration-related expenses, net on the Condensed Consolidated Statements of Operations.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide information that is supplemental to, and should be read together with, the condensed consolidated financial statements and the accompanying notes contained in this Form 10-Q, as well as Federal Signal Corporation’s Annual Report on Form 10-K for the year ended December 31, 2023. References herein to the “Company,” “we,” “our,” or “us” refer collectively to Federal Signal Corporation and its subsidiaries. Information in MD&A is intended to assist the reader in obtaining an understanding of (i) the condensed consolidated financial statements, (ii) the Company’s business segments and how the results of those segments impact the Company’s results of operations and financial condition as a whole and (iii) how certain accounting principles affect the Company’s condensed consolidated financial statements. The Company’s results for interim periods should not be regarded as necessarily indicative of results that may be expected for the entire year, which may differ materially due to, among other things, the risk factors described under Part I, Item 1A, Risk Factors, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on February 27, 2024.
Executive Summary
The Company is a leading global manufacturer and supplier of (i) vehicles and equipment for maintenance and infrastructure end-markets, including sewer cleaners, industrial vacuum loaders, vacuum- and hydro-excavation trucks (collectively, “safe-digging trucks”), street sweepers, waterblasting equipment, road-marking and line-removal equipment, dump truck bodies, trailers, metal extraction support equipment and multi-purpose maintenance vehicles, and (ii) public safety equipment, such as vehicle lightbars and sirens, industrial signaling equipment, public warning systems and general alarm/public address systems. In addition, we engage in the sale of parts, service and repair, equipment rentals and training as part of a comprehensive aftermarket offering to our customer base. We operate 23 principal manufacturing facilities in five countries and provide products and integrated solutions to municipal, governmental, industrial and commercial customers in all regions of the world.
As described in Note 11 – Segment Information to the accompanying condensed consolidated financial statements, the Company’s business units are organized in two reportable segments: the Environmental Solutions Group and the Safety and Security Systems Group.
Operating Results
Net sales for the three months ended March 31, 2024 increased by $39.4 million, or 10%, compared to the prior-year quarter, primarily due to higher sales volumes, inclusive of the effects of acquisitions and pricing actions. Our Environmental Solutions Group reported a net sales increase of $35.2 million, or 11%, primarily due to increases in sales of safe-digging trucks, refuse trucks, multi-purpose maintenance vehicles, metal extraction support equipment, dump truck bodies and road-marking and line-removal equipment of $7.2 million, $6.7 million, $6.6 million, $4.9 million, $2.8 million and $2.1 million, respectively. In addition, aftermarket revenues improved by $4.7 million. Partially offsetting these improvements was a $3.5 million reduction in sales of sewer cleaners, including the effects of a component supply issue that delayed the timing of certain unit shipments. Within our Safety and Security Systems Group, net sales increased by $4.2 million, or 6%, primarily due to improvements in sales of public safety equipment and warning systems of $4.7 million and $1.1 million, respectively, partially offset by a $1.6 million reduction in sales of industrial signaling equipment.
Operating income for the three months ended March 31, 2024 increased by $14.8 million, or 37%, compared to the prior-year quarter, primarily driven by a $20.2 million improvement in gross profit, partially offset by a $5.2 million increase in Selling, Engineering, General and Administrative (“SEG&A”) expenses and a $0.2 million increase in acquisition and integration-related expenses. Consolidated operating margin for the three months ended March 31, 2024 was 12.8%, compared to 10.2% in the prior-year quarter.
Income before income taxes for the three months ended March 31, 2024 increased by $16.2 million, or 47%, compared to the prior-year quarter. The increase resulted from the higher operating income and a $1.5 million reduction in interest expense, partially offset by a $0.1 million increase in other expense.
Net income for the three months ended March 31, 2024 increased by $24.2 million compared to the prior-year quarter, largely due to the aforementioned increase in income before taxes and a $8.0 million reduction in income tax expense. The effective tax rate for the three months ended March 31, 2024 was a benefit of 1.4%, compared to expense of 21.0% in the prior-year quarter. We currently expect our full-year effective tax rate to be approximately 20%, excluding additional discrete items.
Total orders for the three months ended March 31, 2024 were $503 million, an increase of $28 million, or 6%, as compared to the prior-year quarter. Our Environmental Solutions Group reported total orders of $428 million in the three months ended March 31, 2024, an increase of $32 million, or 8% in comparison to the prior-year quarter. Orders in the three months ended March 31, 2024 within our Safety and Security Systems Group were $75 million, a decrease of $4 million, or 5%, compared to the prior-year quarter.

Our consolidated backlog at March 31, 2024 was $1.10 billion, an increase of $132 million, or 14%, compared to the prior-year quarter.
Results of Operations
The following table summarizes our Condensed Consolidated Statements of Operations and illustrates the key financial indicators used to assess our consolidated financial results:

	Three Months Ended March 31,
($ in millions, except per share data)	2024	2023	Change
Net sales	$424.9	$385.5	$39.4
Cost of sales	308.9	289.7	19.2
Gross profit	116.0	95.8	20.2
Selling, engineering, general and administrative expenses	57.2	52.0	5.2
Amortization expense	3.6	3.6	—
Acquisition and integration-related expenses, net	0.9	0.7	0.2
Operating income	54.3	39.5	14.8
Interest expense, net	3.2	4.7	(1.5)
Other expense, net	0.2	0.1	0.1
Income before income taxes	50.9	34.7	16.2
Income tax (benefit) expense	(0.7)	7.3	(8.0)
Net income	$51.6	$27.4	$24.2
Operating data:
Operating margin	12.8%	10.2%	2.6%
Diluted earnings per share	$0.84	$0.45	$0.39
Total orders	502.7	474.7	28.0
Backlog	1,099.4	967.6	131.8
Depreciation and amortization	15.4	14.3	1.1
Net sales
Net sales for the three months ended March 31, 2024 increased by $39.4 million, or 10%, compared to the prior-year quarter, primarily due to higher sales volumes, inclusive of the effects of acquisitions and pricing actions. The Environmental Solutions Group reported a net sales increase of $35.2 million, or 11%, primarily due to increases in sales of safe-digging trucks, refuse trucks, multi-purpose maintenance vehicles, metal extraction support equipment, dump truck bodies and road-marking and line-removal equipment of $7.2 million, $6.7 million, $6.6 million, $4.9 million, $2.8 million and $2.1 million, respectively. In addition, aftermarket revenues improved by $4.7 million. Partially offsetting these improvements was a $3.5 million reduction in sales of sewer cleaners, including the effects of a component supply issue that delayed the timing of certain unit shipments. Within the Safety and Security Systems Group, net sales increased by $4.2 million, or 6%, primarily due to improvements in sales of public safety equipment and warning systems of $4.7 million and $1.1 million, respectively, partially offset by a $1.6 million reduction in sales of industrial signaling equipment.
Cost of sales
Cost of sales increased by $19.2 million, or 7%, for the three months ended March 31, 2024 compared to the prior-year quarter, largely due to an increase of $18.7 million, or 8%, within the Environmental Solutions Group, primarily related to higher sales volumes, inclusive of the effects of acquisitions, and increased material costs. Within the Safety and Security Systems Group, cost of sales increased by $0.5 million, or 1%, primarily related to higher sales volumes.
Gross profit
Gross profit increased by $20.2 million, or 21%, for the three months ended March 31, 2024 compared to the prior-year quarter, primarily due to a $16.5 million improvement within the Environmental Solutions Group and a $3.7 million increase within the Safety and Security Systems Group. Gross profit as a percentage of revenues (“gross profit margin”) for the three months ended March 31, 2024 was 27.3%, compared to 24.9% in the prior-year quarter, primarily due to improvements within the

Environmental Solutions Group and the Safety and Security Systems Group of 250 basis points and 290 basis points, respectively.
SEG&A expenses
SEG&A expenses for the three months ended March 31, 2024 increased by $5.2 million, or 10%, compared to the prior-year quarter, primarily due to increases of $2.3 million and $2.0 million within the Environmental Solutions Group and the Safety and Security Systems Group, respectively, in addition to a $0.9 million increase in Corporate SEG&A expenses. As a percentage of net sales, SEG&A expenses were 13.5% in the current-year quarter, unchanged from the prior-year quarter.
Operating income
Operating income for the three months ended March 31, 2024 increased by $14.8 million, or 37%, compared to the prior-year quarter, primarily driven by a $20.2 million improvement in gross profit, partially offset by a $5.2 million increase in SEG&A expenses and a $0.2 million increase in acquisition and integration-related expenses. Consolidated operating margin for the three months ended March 31, 2024 was 12.8%, compared to 10.2% in the prior-year quarter.
Interest expense, net
Interest expense, net, for the three months ended March 31, 2024 decreased by $1.5 million compared to the corresponding periods of the prior year, largely due to a reduction in average debt levels.
Other expense, net
Other expense, net, for the three months ended March 31, 2024 increased by $0.1 million, compared to the prior-year quarter, primarily due to higher net periodic pension expense.
Income tax (benefit) expense
During the year ended December 31, 2023, the Company filed amended U.S. federal income tax returns for the 2015 through 2018 tax years to claim a worthless stock deduction. As of December 31, 2023, the amended tax returns were under examination by the applicable tax authorities and recovery of the refund claim was not considered more-likely-than-not. Accordingly, the aggregate refund claim of $13.6 million, including interest of $1.8 million, was recorded as an income tax receivable as of December 31, 2023, fully offset by a corresponding liability for unrecognized tax benefits.
During the three months ended March 31, 2024, the tax authorities notified the Company that the amended tax returns had been approved, at which point receipt of the refund claim was considered more-likely-than-not. As a result, the Company released the associated liability for unrecognized tax benefits and recognized a $13.0 million discrete tax benefit for the refund claim, net of taxes on the associated interest, during the three months ended March 31, 2024. The associated income tax receivable is recognized within Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets as of March 31, 2024.
Including the aforementioned discrete tax benefit and the recognition of $0.8 million in excess tax benefits associated with stock-based compensation activity, the Company recognized an income tax benefit of $0.7 million during the three months ended March 31, 2024, compared to income tax expense of $7.3 million during the prior-year quarter, with the impact of the discrete tax benefit being partially offset by higher pre-tax income levels. The Company’s effective tax rate for the three months ended March 31, 2024 was a benefit of 1.4%, compared to expense of 21.0% in the prior-year quarter.
Net income
Net income for the three months ended March 31, 2024 increased by $24.2 million compared to the prior-year quarter, largely due to the aforementioned improvement in operating income, the $1.5 million decrease in interest expense, and the $8.0 million reduction in income tax expense, partially offset by the $0.1 million increase in other expense.

Environmental Solutions
The following table summarizes the Environmental Solutions Group’s operating results as of and for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
($ in millions)	2024	2023	Change
Net sales	$354.0	$318.8	$35.2
Operating income	51.7	37.6	14.1
Operating data:
Operating margin	14.6%	11.8%	2.8%
Total orders	$427.7	$395.8	$31.9
Backlog	1,037.4	901.8	135.6
Depreciation and amortization	14.3	13.2	1.1
Total orders for the three months ended March 31, 2024 increased by $31.9 million, or 8%, compared to the prior-year quarter. U.S. orders decreased by $15.7 million, primarily due to reductions in orders for street sweepers, safe-digging trucks, trailers and industrial vacuum loaders of $26.7 million, $8.8 million, $8.5 million and $5.4 million, respectively. Partially offsetting these reductions were improvements in orders of dump truck bodies, sewer cleaners, refuse trucks and waterblasting equipment of $20.5 million, $9.0 million, $2.3 million and $1.9 million, respectively. Non-U.S. orders increased by $47.6 million, largely due to a $31.3 million improvement in orders for refuse trucks, inclusive of certain large fleet orders, as well as increases in orders for multi-purpose maintenance vehicles, metal extraction support equipment, aftermarket offerings and street sweepers of $31.3 million, $5.4 million, $3.9 million, $3.3 million and $2.8 million, respectively.
Net sales for the three months ended March 31, 2024 increased by $35.2 million, or 11%, compared to the prior-year quarter, primarily due to higher sales volumes, inclusive of the effects of acquisitions and pricing actions. For the three months ended March 31, 2024, U.S. sales increased by $19.9 million, largely due to increases in sales of safe-digging trucks, multi-purpose maintenance vehicles, metal extraction support equipment, road-marking and line-removal equipment, dump truck bodies and street sweepers of $8.3 million, $3.6 million, $3.3 million, $2.2 million, $1.3 million and $1.2 million, respectively. Additionally, aftermarket revenues increased by $2.4 million. Partially offsetting these improvements was a $5.3 million reduction in sales of sewer cleaners, including the effects of a component supply issue that delayed the timing of certain unit shipments. Non-U.S. sales increased by $15.3 million, largely due to increases in sales of refuse trucks, multi-purpose maintenance vehicles and sewer cleaners of $6.4 million, $3.0 million and $1.8 million, respectively. In addition, aftermarket revenues increased by $2.3 million.
Cost of sales for the three months ended March 31, 2024 increased by $18.7 million, or 8%, compared to the prior-year quarter, primarily related to higher sales volumes, inclusive of the effects of acquisitions, and increased material costs. Gross profit margin for the three months ended March 31, 2024 was 24.5%, compared to 22.0% in the prior-year quarter, with the improvement primarily attributable to improved operating leverage from higher sales volumes and benefits from pricing actions.
SEG&A expenses for the three months ended March 31, 2024 increased by $2.3 million, or 8%, compared to the prior-year quarter, primarily due to additional costs from acquired businesses, as well as increases in sales commissions and incentive-based compensation expense. As a percentage of net sales, SEG&A expenses were 8.7% in the current-year quarter, down from 9.0% in the prior-year quarter.
Operating income for the three months ended March 31, 2024 increased by $14.1 million, or 38%, compared to the prior-year quarter, largely due to a $16.5 million improvement in gross profit, partially offset by the $2.3 million increase in SEG&A expenses and a $0.1 million increase in acquisition and integration-related costs.
Backlog was $1.04 billion at March 31, 2024, compared to $902 million at March 31, 2023.

Safety and Security Systems
The following table summarizes the Safety and Security Systems Group’s operating results as of and for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
($ in millions)	2024	2023	Change
Net sales	$70.9	$66.7	$4.2
Operating income	13.8	12.1	1.7
Operating data:
Operating margin	19.5%	18.1%	1.4%
Total orders	$75.0	$78.9	$(3.9)
Backlog	62.0	65.8	(3.8)
Depreciation and amortization	1.0	1.1	(0.1)
Total orders for the three months ended March 31, 2024 decreased by $3.9 million, or 5%, compared to the prior-year quarter. U.S. orders increased by $4.1 million, primarily due to improvements in orders for public safety equipment and industrial signaling equipment of $4.7 million and $1.1 million, respectively, partially offset by a $1.7 million reduction in orders for warning systems. Non-U.S. orders decreased by $8.0 million, primarily due to a $6.9 million reduction in orders for public safety equipment in comparison to the prior-year quarter, which included a large fleet order from a customer in Mexico.
Net sales for the three months ended March 31, 2024 increased by $4.2 million, or 6%, compared to the prior-year quarter, inclusive of the effects of higher sales volumes and pricing actions. U.S. sales increased by $5.3 million, driven by improvements in sales of public safety equipment and warning systems of $4.9 million and $1.1 million, respectively, partially offset by a $0.7 million reduction in sales of industrial signaling equipment. Non-U.S. sales decreased by $1.1 million, largely due to reductions in sales of industrial signaling equipment and public safety equipment of $0.9 million and $0.2 million, respectively.
Cost of sales for the three months ended March 31, 2024 increased by $0.5 million, or 1%, compared to the prior-year quarter, primarily related to higher sales volumes. Gross profit margin for the three months ended March 31, 2024 was 41.3%, compared to 38.4% in the prior-year quarter, with the improvement primarily attributable to improved operating leverage from higher sales volumes and benefits from pricing actions.
SEG&A expenses for the three months ended March 31, 2024 increased by $2.0 million, or 15%, compared to the prior-year quarter, primarily due to higher sales commissions and incentive-based compensation expense. As a percentage of net sales, SEG&A expenses were 21.9% in the current-year quarter, compared to 20.2% in the prior-year quarter.
Operating income for the three months ended March 31, 2024 increased by $1.7 million, or 14%, compared to the prior-year quarter, primarily due to a $3.7 million improvement in gross profit, partially offset by the $2.0 million increase in SEG&A expenses.
Backlog was $62 million at March 31, 2024, compared to $66 million at March 31, 2023.
Corporate Expenses
Corporate operating expenses for the three months ended March 31, 2024 were $11.2 million, compared to $10.2 million in the prior-year quarter, with the increase primarily due to higher stock compensation and incentive-based compensation expense, partially offset by a $1.8 million gain associated with an insurance recovery.
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

Financial Condition, Liquidity and Capital Resources
The Company uses its cash flow from operations to fund growth and to make capital investments that sustain its operations, reduce costs, or both. Beyond these uses, remaining cash is used to pay down debt, repurchase shares, fund dividend payments and make pension contributions. The Company may also choose to invest in the acquisition of businesses. In the absence of significant unanticipated cash demands, we believe that the Company’s existing cash balances, cash flow from operations and borrowings available under the Company’s credit facility will provide funds sufficient for these purposes. As of March 31, 2024, there was $147.5 million of cash drawn on the Revolver, $123.4 million outstanding under the term loan facility and $11.1 million of undrawn letters of credit under the 2022 Credit Agreement, with $516.4 million of availability for borrowings. The net cash flows associated with the Company’s rental equipment transactions are included in cash flow from operating activities.
The Company’s cash and cash equivalents totaled $48.9 million and $61.0 million as of March 31, 2024 and December 31, 2023, respectively. As of March 31, 2024, $26.4 million of cash and cash equivalents was held by foreign subsidiaries. Cash and cash equivalents held by subsidiaries outside the U.S. typically are held in the currency of the country in which it is located. The Company uses this cash to fund the operating activities of its foreign subsidiaries and for further investment in foreign operations. Generally, the Company has considered such cash to be permanently reinvested in its foreign operations and the Company’s current plans do not demonstrate a need to repatriate such cash to fund U.S. operations. However, in the event that these funds are needed to fund U.S. operations or to satisfy U.S. obligations, they generally could be repatriated. The repatriation of these funds may cause the Company to incur additional U.S. income tax expense, dependent on income tax laws and other circumstances at the time any such amounts are repatriated.
Net cash of $31.3 million was provided by operating activities in the three months ended March 31, 2024, compared to $7.1 million in the prior-year period, with the year-over-year increase primarily due to working capital improvements and higher net income, partially offset by higher incentive-based compensation payments.
Net cash of $7.6 million was used for investing activities in the three months ended March 31, 2024, compared to $19.4 million in the prior-year period. During the three months ended March 31, 2024, the Company funded $8.4 million of capital expenditures. During the three months ended March 31, 2023, the Company paid initial consideration of $13.4 million to acquire Blasters, and funded $6.0 million of capital expenditures.
Net cash of $35.3 million was used for financing activities in the three months ended March 31, 2024, whereas in the prior-year period, net cash of $3.1 million was provided by financing activities. In the three months ended March 31, 2024, the Company paid down $23.5 million of borrowings under its revolving credit facility and $0.8 million under its term loan facility, funded cash dividends and share repurchases of $7.3 million and $0.1 million, respectively, and redeemed $4.1 million of stock in order to remit funds to tax authorities to satisfy employees’ tax withholdings following the vesting of stock-based compensation and the exercise of stock options. In the three months ended March 31, 2023, the Company increased debt borrowings by $12.6 million, funded cash dividends of $5.5 million and redeemed $3.8 million of stock in order to remit funds to tax authorities to satisfy employees’ tax withholdings following the vesting of stock-based compensation and the exercise of stock options. During the three months ended March 31, 2023, the Company also paid $0.5 million to settle the contingent consideration obligation due to the former owners of MRL.
The Company is subject to certain net leverage ratio and interest coverage ratio financial covenants under the 2022 Credit Agreement that are measured at each fiscal quarter-end. The Company was in compliance with all such covenants as of March 31, 2024.
The Company anticipates that capital expenditures for 2024 will be in the range of $35 million to $40 million.
The Company believes that its financial resources and major sources of liquidity, including cash flow from operations and borrowing capacity, will be adequate to meet its operating needs, capital needs and financial commitments.
Contractual Obligations and Off-Balance Sheet Arrangements
During the three months ended March 31, 2024, there have been no material changes in the Company’s contractual obligations and off-balance sheet arrangements as described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk.
See Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. During the three months ended March 31, 2024, there have been no significant changes in our exposure to market risk.
Item 4.     Controls and Procedures.
As required by Rule 13a-15 under the Exchange Act, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of March 31, 2024. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2024.
As a matter of practice, the Company’s management continues to review and document internal control and procedures for financial reporting. From time to time, the Company may make changes aimed at enhancing the effectiveness of the controls and ensuring that the systems evolve with the business. There were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting during the three months ended March 31, 2024.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings.
The information set forth under the heading “Legal Proceedings” in Note 8 – Commitments and Contingencies to the accompanying condensed consolidated financial statements as included in Part I of this Form 10-Q is incorporated herein by reference.
Item 1A. Risk Factors.
There have been no material changes in the Company’s risk factors as described in Item 1A, Risk Factors, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides a summary of the Company’s repurchase activity for its common stock during the three months ended March 31, 2024:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (a)
January 2024 (1/1/24 - 2/3/24)	—	$—	—	$53,544,951
February 2024 (2/4/24 - 3/2/24)	—	—	—	53,544,951
March 2024 (3/3/24 - 3/30/24)	1,600	79.0199	1,600	53,418,519
(a)    In March 2020, the Board authorized a stock repurchase program of up to $75.0 million of the Company’s common stock, with the remaining authorization under our previously described repurchase program adopted in 2014 being subject to the March 2020 program.
Item 3.    Defaults upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
On April 30, 2024, the Company issued a press release announcing its financial results for the three months ended March 31, 2024. The presentation slides for the first quarter 2024 earnings call were also posted on the Company’s website at that time. The full text of the first quarter financial results press release and earnings presentation are attached hereto as Exhibits 99.1 and 99.2, respectively, to this Form 10-Q.

Item 6.    Exhibits.

3.1	Restated Certificate of Incorporation of the Company. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed April 30, 2010.

3.2	Second Amended and Restated By-laws of the Company. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed October 24, 2023.

31.1	CEO Certification under Section 302 of the Sarbanes-Oxley Act.

31.2	CFO Certification under Section 302 of the Sarbanes-Oxley Act.

32.1	CEO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act.

32.2	CFO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act.

99.1	First Quarter Financial Results Press Release, Dated April 30, 2024.

99.2	First Quarter Earnings Call Presentation Slides.

101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURE
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Signal Corporation

Date:	April 30, 2024	/s/ Ian A. Hudson
Ian A. Hudson
Senior Vice President and Chief Financial Officer (Principal Financial Officer)