Form 10-Q
period 2024-06-30
FEDERAL SIGNAL CORP /DE/
filed 2024-07-25
CIK 277509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
1333 Butterfield Road, Downers Grove, Illinois
(Address of principal executive offices)
60515
(Zip code)
(630) 954-2000
(Registrant’s telephone number, including area code)
  _____________________________________________
1415 West 22nd Street
Oak Brook, Illinois 60523
(Former Name or Former Address, if Changed Since Last Report)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of June 30, 2024, the number of shares outstanding of the registrant’s common stock was 61,146,072.

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

PART I. FINANCIAL INFORMATION
Item 1.     Financial Statements (Unaudited).
FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2024	2023	2024	2023
Net sales	$490.4	$442.4	$915.3	$827.9
Cost of sales	346.4	325.1	655.3	614.8
Gross profit	144.0	117.3	260.0	213.1
Selling, engineering, general and administrative expenses	58.3	53.4	115.5	105.4
Amortization expense	3.8	3.9	7.4	7.5
Acquisition and integration-related expenses, net	0.8	0.6	1.7	1.3
Operating income	81.1	59.4	135.4	98.9
Interest expense, net	3.2	5.6	6.4	10.3
Other expense, net	0.4	1.1	0.6	1.2
Income before income taxes	77.5	52.7	128.4	87.4
Income tax expense	16.7	12.4	16.0	19.7
Net income	$60.8	$40.3	$112.4	$67.7
Earnings per share:
Basic	$1.00	$0.66	$1.84	$1.12
Diluted	0.99	0.66	1.82	1.10
Weighted average common shares outstanding:
Basic	61.0	60.7	61.0	60.7
Diluted	61.7	61.4	61.7	61.4
See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Net income	$60.8	$40.3	$112.4	$67.7
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(1.4)	3.2	(5.3)	4.7
Change in unrecognized net actuarial loss and prior service cost related to pension benefit plans, net of income tax expense of $0.2, $0.0, $0.4 and $0.0 respectively	0.4	(0.1)	1.0	(0.1)
Change in unrealized gain or loss on interest rate swaps, net of income tax (benefit) expense of $(0.1), $0.2, $0.1 and $(0.1) respectively	(0.3)	0.6	0.2	(0.3)
Total other comprehensive (loss) income	(1.3)	3.7	(4.1)	4.3
Comprehensive income	$59.5	$44.0	$108.3	$72.0
See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2024	December 31, 2023
(in millions, except per share data)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$48.6	$61.0
Accounts receivable, net of allowances for doubtful accounts of $2.0 and $2.5, respectively	213.6	186.2
Inventories	326.9	303.4
Prepaid expenses and other current assets	22.7	19.6
Total current assets	611.8	570.2
Properties and equipment, net of accumulated depreciation of $181.7 and $173.3, respectively	203.4	190.8
Rental equipment, net of accumulated depreciation of $51.0 and $47.5, respectively	154.2	134.8
Operating lease right-of-use assets	27.8	21.0
Goodwill	469.9	472.7
Intangible assets, net of accumulated amortization of $78.1 and $70.7, respectively	200.6	207.5
Deferred tax assets	11.7	12.0
Other long-term assets	12.1	11.5
Total assets	$1,691.5	$1,620.5
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term borrowings and finance lease obligations	$6.5	$4.7
Accounts payable	87.0	66.7
Customer deposits	24.6	27.1
Accrued liabilities:
Compensation and withholding taxes	32.9	42.3
Current operating lease liabilities	7.3	6.8
Other current liabilities	53.4	48.2
Total current liabilities	211.7	195.8
Long-term borrowings and finance lease obligations	248.8	294.3
Long-term operating lease liabilities	21.3	14.9
Long-term pension and other postretirement benefit liabilities	42.9	44.2
Deferred tax liabilities	55.5	53.2
Other long-term liabilities	11.7	16.2
Total liabilities	591.9	618.6
Stockholders’ equity:
Common stock, $1 par value per share, 90.0 shares authorized, 70.3 and 70.0 shares issued, respectively	70.3	70.0
Capital in excess of par value	302.0	291.1
Retained earnings	1,013.5	915.8
Treasury stock, at cost, 9.1 and 9.0 shares, respectively	(200.8)	(193.7)
Accumulated other comprehensive loss	(85.4)	(81.3)
Total stockholders’ equity	1,099.6	1,001.9
Total liabilities and stockholders’ equity	$1,691.5	$1,620.5
See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
(in millions)	2024	2023
Operating activities:
Net income	$112.4	$67.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31.2	29.8
Stock-based compensation expense	8.8	5.8
Changes in fair value of contingent consideration	0.1	(0.2)
Amortization of interest rate swap settlement gain	(1.2)	(1.2)
Deferred income taxes	2.3	2.2
Changes in operating assets and liabilities	(81.7)	(61.1)
Net cash provided by operating activities	71.9	43.0
Investing activities:
Purchases of properties and equipment	(24.2)	(15.7)
Payments for acquisition-related activity, net of cash acquired	—	(56.0)
Other, net	1.2	0.3
Net cash used for investing activities	(23.0)	(71.4)
Financing activities:
(Decrease) increase in revolving lines of credit, net	(39.2)	44.7
Payments on long-term borrowings	(1.6)	—
Purchases of treasury stock	(0.1)	—
Redemptions of common stock to satisfy withholding taxes related to stock-based compensation	(5.9)	(5.4)
Payments for acquisition-related activity	—	(0.5)
Cash dividends paid to stockholders	(14.7)	(11.6)
Proceeds from stock-based compensation activity	1.3	2.0
Other, net	(0.3)	—
Net cash (used for) provided by financing activities	(60.5)	29.2
Effects of foreign exchange rate changes on cash and cash equivalents	(0.8)	0.5
(Decrease) increase in cash and cash equivalents	(12.4)	1.3
Cash and cash equivalents at beginning of year	61.0	47.5
Cash and cash equivalents at end of period	$48.6	$48.8

See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Three Months Ended June 30, 2024
(in millions)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at April 1, 2024	$70.2	$296.8	$960.1	$(198.6)	$(84.1)	$1,044.4
Net income			60.8			60.8
Total other comprehensive loss					(1.3)	(1.3)
Cash dividends declared ($0.12 per share)			(7.4)			(7.4)
Stock-based payments:
Stock-based compensation		3.5				3.5
Stock option exercises and other	0.1	1.7		(2.2)		(0.4)
Balance at June 30, 2024	$70.3	$302.0	$1,013.5	$(200.8)	$(85.4)	$1,099.6

	Three Months Ended June 30, 2023
(in millions)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at April 1, 2023	$69.7	$274.7	$804.1	$(183.1)	$(83.4)	$882.0
Net income			40.3			40.3
Total other comprehensive income					3.7	3.7
Cash dividends declared ($0.10 per share)			(6.1)			(6.1)
Stock-based payments:
Stock-based compensation		3.1				3.1
Stock option exercises and other	0.2	3.1		(2.4)		0.9
Balance at June 30, 2023	$69.9	$280.9	$838.3	$(185.5)	$(79.7)	$923.9

	Six Months Ended June 30, 2024
(in millions)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2024	$70.0	$291.1	$915.8	$(193.7)	$(81.3)	$1,001.9
Net income			112.4			112.4
Total other comprehensive loss					(4.1)	(4.1)
Cash dividends declared ($0.24 per share)			(14.7)			(14.7)
Stock-based payments:
Stock-based compensation		7.9				7.9
Stock option exercises and other	0.2	3.1		(3.4)		(0.1)
Performance share unit transactions	0.1	(0.1)		(3.6)		(3.6)
Stock repurchase program				(0.1)		(0.1)
Balance at June 30, 2024	$70.3	$302.0	$1,013.5	$(200.8)	$(85.4)	$1,099.6

	Six Months Ended June 30, 2023
(in millions)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2023	$69.5	$271.8	$782.2	$(178.6)	$(84.0)	$860.9
Net income			67.7			67.7
Total other comprehensive income					4.3	4.3
Cash dividends declared ($0.19 per share)			(11.6)			(11.6)
Stock-based payments:
Stock-based compensation		5.1				5.1
Stock option exercises and other	0.3	4.1		(3.6)		0.8
Performance share unit transactions	0.1	(0.1)		(3.3)		(3.3)
Balance at June 30, 2023	$69.9	$280.9	$838.3	$(185.5)	$(79.7)	$923.9

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
During the first quarter of 2024, the Company finalized the Trackless purchase price allocation and recognized measurement period adjustments, which primarily resulted from obtaining third-party valuations, that reduced the estimated fair value of contingent consideration by $0.2 million and increased the carrying value of acquired intangible assets by $1.1 million, resulting in a corresponding $1.3 million decrease to the carrying value of Goodwill, from the $8.0 million previously recognized as of December 31, 2023. The measurement period adjustments did not have a material impact on the Company’s Condensed Consolidated Statements of Operations for the six months ended June 30, 2024.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
NOTE 3 – REVENUE RECOGNITION
The following table presents the Company’s Net sales disaggregated by geographic region, based on the location of the end customer, and by major product line:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Geographic Region:
U.S.	$384.4	$338.9	$718.7	$648.0
Canada	69.4	69.4	128.7	113.3
Europe/Other	36.6	34.1	67.9	66.6
Total net sales	$490.4	$442.4	$915.3	$827.9
Major Product Line:
Environmental Solutions
Vehicles and equipment (a)	$318.6	$285.0	$590.9	$530.3
Parts	60.1	59.6	121.1	114.4
Rental income (b)	17.4	16.9	29.4	27.9
Other (c)	12.7	11.5	21.4	19.2
Total	408.8	373.0	762.8	691.8
Safety and Security Systems
Public safety and security equipment	53.1	42.4	98.0	82.6
Industrial signaling equipment	17.6	18.7	34.5	37.3
Warning systems	10.9	8.3	20.0	16.2
Total	81.6	69.4	152.5	136.1
Total net sales	$490.4	$442.4	$915.3	$827.9
(a)    Includes net sales from the sale of new and used vehicles and equipment, including sales of rental equipment.
(b)    Represents income from vehicle and equipment lease arrangements with customers.
(c)    Primarily includes revenues from services, such as maintenance and repair work, and the sale of extended warranty contracts.
Contract Balances
The Company recognizes contract liabilities when cash payments, such as customer deposits, are received in advance of the Company’s satisfaction of the related performance obligations. Contract liabilities are recognized as Net sales when the related performance obligations are satisfied, which generally occurs within three to six months of the cash receipt. Contract liability balances are not materially impacted by any other factors. The Company’s contract liabilities were $28.0 million and $30.9 million as of June 30, 2024 and December 31, 2023, respectively. Contract assets, such as unbilled receivables, were not material as of any of the periods presented herein.
NOTE 4 – INVENTORIES
The following table summarizes the components of Inventories:

(in millions)	June 30, 2024	December 31, 2023
Finished goods	$122.6	$116.1
Raw materials	173.9	154.6
Work in process	30.4	32.7
Total inventories	$326.9	$303.4

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
NOTE 5 – DEBT
The following table summarizes the components of Long-term borrowings and finance lease obligations:

(in millions)	June 30, 2024	December 31, 2023
2022 Credit Agreement (a)	$253.7	$297.4
Finance lease obligations	1.6	1.6
Total long-term borrowings and finance lease obligations, including current portion	255.3	299.0
Less: Current maturities	5.5	3.9
Less: Current finance lease obligations	1.0	0.8
Total long-term borrowings and finance lease obligations	$248.8	$294.3
(a)     Defined as the Third Amended and Restated Credit Agreement, dated October 21, 2022, as amended.
As more fully described within Note 12 – Fair Value Measurements, the Company uses a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The fair value of the Company’s long-term borrowings and finance lease obligations is based on interest rates that we believe are currently available to us for issuance of debt with similar terms and remaining maturities (Level 2 input). The carrying amounts of the Company’s long-term borrowings and finance lease obligations approximate their fair values as of June 30, 2024 and December 31, 2023.
The 2022 Credit Agreement is a senior secured credit facility which provides the Company and certain of its foreign subsidiaries access to an aggregate original principal amount of up to $800 million, consisting of (i) a revolving credit facility in an amount up to $675 million (the “Revolver”) and (ii) a term loan facility in an original amount of up to $125 million. The 2022 Credit Agreement matures on October 21, 2027.
On May 16, 2024, the Company entered into the First Amendment to the 2022 Credit Agreement. The amendment was largely administrative in nature, including certain language to address ongoing reference rate reform. There were no changes to the term or the Company’s borrowing capacity under the 2022 Credit Agreement.
Borrowings under the 2022 Credit Agreement bear interest, at the Company’s option, at a base rate or an Adjusted Eurocurrency Rate (as defined in the 2022 Credit Agreement) in the case of borrowings in Euros or an adjusted RFR (as defined in the 2022 Credit Agreement) in the case of borrowings in U.S. Dollars, Canadian Dollars and Sterling, plus, in each case, an applicable margin. The applicable margin ranges from zero to 0.75% for base rate borrowings and 1.00% to 1.75% for Adjusted Eurocurrency Rate and RFR borrowings. The Company must also pay a commitment fee to the lenders ranging between 0.10% to 0.25% per annum on the unused portion of the Revolver along with other standard fees. Applicable margin, issuance fees and other customary expenses are payable on outstanding letters of credit.
The Company is subject to certain net leverage ratio and interest coverage ratio financial covenants under the 2022 Credit Agreement that are measured at each fiscal quarter-end. The Company was in compliance with all such covenants as of June 30, 2024.
As of June 30, 2024, there was $131.0 million of cash drawn on the Revolver, $122.7 million outstanding under the term loan facility and $11.1 million of undrawn letters of credit under the 2022 Credit Agreement, with $532.9 million of net availability for borrowings. As of December 31, 2023, there was $173.2 million of cash drawn on the Revolver, $124.2 million outstanding under the term loan facility and $9.1 million of undrawn letters of credit under the 2022 Credit Agreement, with $492.7 million of net availability for borrowings.
The following table summarizes the gross borrowings and gross payments under the Company’s revolving credit facilities:

	Six Months Ended June 30,
(in millions)	2024	2023
Gross borrowings	$18.0	$115.7
Gross payments	57.2	71.0

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
At June 30, 2024 and December 31, 2023, the fair value of the Company’s interest rate swaps was an asset of $0.7 million and a liability of $0.7 million, which were included in Other long-term assets and Other long-term liabilities on the Condensed Consolidated Balance Sheets, respectively. During the three and six months ended June 30, 2024, unrealized pre-tax gains of $0.2 million and $1.4 million, respectively, were recorded in Accumulated other comprehensive loss. During the three and six months ended June 30, 2023, unrealized pre-tax gains of $1.4 million and $0.9 million, respectively, were recorded in Accumulated other comprehensive loss. No ineffectiveness was recorded in either period.
In connection with entering into the 2022 Credit Agreement in October 2022, the Company terminated an interest rate swap initially entered into in 2019, receiving proceeds of $4.3 million upon settlement. The settlement gain was recorded in Accumulated other comprehensive loss and is being amortized into earnings ratably through the original maturity date of July 30, 2024. During the three and six months ended June 30, 2024, the Company recognized non-cash settlement gains of $0.6 million and $1.2 million, respectively, as a component of Interest expense, net on the Condensed Consolidated Statements of Operations. During the three and six months ended June 30, 2023, the Company recognized non-cash settlement gains of $0.6 million and $1.2 million, respectively, as a component of Interest expense, net on the Condensed Consolidated Statements of Operations. At June 30, 2024 and December 31, 2023, an unrealized settlement gain of $0.2 million and $1.4 million, respectively, was included in Accumulated other comprehensive loss on the Condensed Consolidated Balance Sheets.
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
During the first quarter of 2024, the tax authorities notified the Company that the amended tax returns had been approved, at which point receipt of the refund claim was considered more-likely-than-not. As a result, the Company released the associated liability for unrecognized tax benefits and recognized a $13.0 million discrete tax benefit for the U.S. federal refund claim, net of taxes on the associated interest. During the second quarter of 2024, the Company received the U.S. federal income tax refund and began amending applicable state tax returns to reflect the worthless stock deduction, resulting in the recognition of a $2.6 million discrete state tax benefit during the three months ended June 30, 2024.
Including this discrete state tax benefit, and the recognition of $0.7 million in excess tax benefits associated with stock-based compensation activity, the Company recognized income tax expense of $16.7 million for the three months ended June 30, 2024, resulting in an effective tax rate of 21.5%. For the three months ended June 30, 2023, the Company recognized income tax expense of $12.4 million, resulting in an effective tax rate of 23.5%. The Company’s income tax expense and effective tax rate for the three months ended June 30, 2023 also included the effects of the recognition of $0.9 million in excess tax benefits associated with stock-based compensation activity.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
Including the discrete tax benefits associated with the worthless stock deduction, which aggregated to $15.6 million, and the recognition of $1.5 million in excess tax benefits associated with stock-based compensation activity, the Company recognized income tax expense of $16.0 million for the six months ended June 30, 2024, resulting in an effective tax rate of 12.5%. For the six months ended June 30, 2023, the Company recognized income tax expense of $19.7 million, resulting in an effective tax rate of 22.5%. The Company’s income tax expense and effective tax rate for the six months ended June 30, 2023 also included the effects of the recognition of $1.6 million in excess tax benefits associated with stock-based compensation activity.
NOTE 7 – PENSIONS
The following table summarizes the components of Net periodic pension expense (benefit):

	U.S. Benefit Plan				Non-U.S. Benefit Plan
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023	2024	2023	2024	2023
Service cost	$—	$—	$—	$—	$0.1	$—	$0.1	$—
Interest cost	1.5	1.5	2.9	3.0	0.3	0.4	0.7	0.8
Amortization of actuarial loss	0.5	0.3	1.0	0.6	0.2	0.3	0.4	0.5
Amortization of prior service cost	—	—	—	—	0.1	—	0.1	—
Expected return on plan assets	(1.8)	(1.9)	(3.6)	(3.8)	(0.6)	(0.5)	(1.1)	(1.0)
Net periodic pension expense (benefit)	$0.2	$(0.1)	$0.3	$(0.2)	$0.1	$0.2	$0.2	$0.3
The items that comprise Net periodic pension expense (benefit), other than service cost, are included as a component of Other expense, net on the Condensed Consolidated Statements of Operations.
NOTE 8 – COMMITMENTS AND CONTINGENCIES
Financial Commitments
The Company provides indemnifications and other guarantees in the ordinary course of business, the terms of which range in duration and often are not explicitly defined. Specifically, the Company is occasionally required to provide letters of credit and bid and performance bonds to various customers, principally to act as security for retention levels related to casualty insurance policies and to guarantee the performance of subsidiaries that engage in export and domestic transactions. At June 30, 2024, the Company had outstanding performance and financial standby letters of credit, as well as outstanding bid and performance bonds, aggregating to $25.7 million. If any such letters of credit or bonds are called, the Company would be obligated to reimburse the issuer of the letter of credit or bond. The Company believes the likelihood of any currently outstanding letter of credit or bond being called is remote.
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

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
The following table summarizes the changes in the Company’s warranty liabilities during the six months ended June 30, 2024 and 2023:

(in millions)	2024	2023
Balance at January 1	$9.6	$9.3
Provisions to expense	4.7	3.8
Acquisitions	—	0.1
Payments	(4.4)	(3.8)
Balance at June 30	$9.9	$9.4
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
As of June 30, 2024, the Company has recognized an estimated liability for the potential settlement amount under the Settlement Framework. While it is reasonably possible that the ultimate resolution of this matter may result in a loss in excess of the amount accrued, the incremental loss is not expected to be material.
NOTE 9 – EARNINGS PER SHARE
The Company computes earnings per share (“EPS”) in accordance with Accounting Standards Codification (“ASC”) 260, Earnings per Share, which requires that non-vested restricted stock containing non-forfeitable dividend rights should be treated as participating securities pursuant to the two-class method. Under the two-class method, net income is reduced by the amount of dividends declared in the period for common stock and participating securities. The remaining undistributed earnings are then allocated to common stock and participating securities as if all of the net income for the period had been distributed. The amounts of distributed and undistributed earnings allocated to participating securities for the three and six months ended June 30, 2024 and 2023 were insignificant and did not materially impact the calculation of basic or diluted EPS.
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
For both the three and six months ended June 30, 2024 and 2023, the number of options to purchase shares of the Company’s stock that had an antidilutive effect on EPS was immaterial.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
The following table reconciles Net income to basic and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2024	2023	2024	2023
Net income	$60.8	$40.3	$112.4	$67.7
Weighted average shares outstanding – Basic	61.0	60.7	61.0	60.7
Dilutive effect of common stock equivalents	0.7	0.7	0.7	0.7
Weighted average shares outstanding – Diluted	61.7	61.4	61.7	61.4
Earnings per share:
Basic	$1.00	$0.66	$1.84	$1.12
Diluted	0.99	0.66	1.82	1.10
NOTE 10 – STOCKHOLDERS’ EQUITY
Dividends
On February 20, 2024, the Company’s Board of Directors (the “Board”) declared a quarterly cash dividend of $0.12 per common share. The dividend totaled $7.3 million and was distributed on March 28, 2024 to stockholders of record at the close of business on March 15, 2024.
On April 23, 2024, the Board declared a quarterly cash dividend of $0.12 per common share. The dividend totaled $7.4 million and was distributed on May 31, 2024 to stockholders of record at the close of business on May 17, 2024.
During the three and six months ended June 30, 2023, dividends of $6.1 million and $11.6 million, respectively, were paid to stockholders.
On July 23, 2024, the Board declared a quarterly cash dividend of $0.12 per common share payable on August 30, 2024 to stockholders of record at the close of business on August 16, 2024.
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
No shares were repurchased during the three months ended June 30, 2024. During the six months ended June 30, 2024, the Company repurchased 1,600 shares for a total of $0.1 million under its stock repurchase programs. No shares were repurchased during the three and six months ended June 30, 2023.
Accumulated Other Comprehensive Loss
The following tables summarize the changes in each component of Accumulated other comprehensive loss, net of tax in the three months ended June 30, 2024 and 2023:

(in millions) (a)	Actuarial Losses	Prior Service Costs	Foreign Currency Translation	Interest Rate Swaps	Total
Balance at April 1, 2024	$(69.1)	$(2.0)	$(14.0)	$1.0	$(84.1)
Other comprehensive (loss) income before reclassifications	(0.2)	—	(1.4)	0.4	(1.2)
Amounts reclassified from accumulated other comprehensive loss	0.5	0.1	—	(0.7)	(0.1)
Net current-period other comprehensive income (loss)	0.3	0.1	(1.4)	(0.3)	(1.3)
Balance at June 30, 2024	$(68.8)	$(1.9)	$(15.4)	$0.7	$(85.4)

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

(in millions) (a)	Actuarial Losses	Prior Service Costs	Foreign Currency Translation	Interest Rate Swaps	Total
Balance at April 1, 2023	$(68.6)	$(2.0)	$(14.5)	$1.7	$(83.4)
Other comprehensive (loss) income before reclassifications	(0.5)	—	3.2	1.1	3.8
Amounts reclassified from accumulated other comprehensive loss	0.4	—	—	(0.5)	(0.1)
Net current-period other comprehensive (loss) income	(0.1)	—	3.2	0.6	3.7
Balance at June 30, 2023	$(68.7)	$(2.0)	$(11.3)	$2.3	$(79.7)
(a)    Amounts in parentheses indicate losses.

The following tables summarize the changes in each component of Accumulated other comprehensive loss, net of tax in the six months ended June 30, 2024 and 2023:

(in millions) (a)	Actuarial Losses	Prior Service Costs	Foreign Currency Translation	Interest Rate Swaps	Total
Balance at January 1, 2024	$(69.7)	$(2.0)	$(10.1)	$0.5	$(81.3)
Other comprehensive (loss) income before reclassifications	(0.1)	—	(5.3)	1.6	(3.8)
Amounts reclassified from accumulated other comprehensive loss	1.0	0.1	—	(1.4)	(0.3)
Net current-period other comprehensive income (loss)	0.9	0.1	(5.3)	0.2	(4.1)
Balance at June 30, 2024	$(68.8)	$(1.9)	$(15.4)	$0.7	$(85.4)

(in millions) (a)	Actuarial Losses	Prior Service Costs	Foreign Currency Translation	Interest Rate Swaps	Total
Balance at January 1, 2023	$(68.6)	$(2.0)	$(16.0)	$2.6	$(84.0)
Other comprehensive (loss) income before reclassifications	(0.9)	—	4.7	0.7	4.5
Amounts reclassified from accumulated other comprehensive loss	0.8	—	—	(1.0)	(0.2)
Net current-period other comprehensive (loss) income	(0.1)	—	4.7	(0.3)	4.3
Balance at June 30, 2023	$(68.7)	$(2.0)	$(11.3)	$2.3	$(79.7)
(a)    Amounts in parentheses indicate losses.
The following table summarizes the amounts reclassified from Accumulated other comprehensive loss, net of tax, in the three months ended June 30, 2024 and 2023 and the affected line item in the Condensed Consolidated Statements of Operations:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in Condensed Consolidated Statements of Operations
	2024	2023
(in millions) (a)
Amortization of actuarial losses of defined benefit pension plans	$(0.7)	$(0.6)	Other expense, net
Amortization of prior service costs of defined benefit pension plans	(0.1)	—	Other expense, net
Interest rate swaps	0.9	0.7	Interest expense, net
Total before tax	0.1	0.1
Income tax expense	—	—	Income tax expense
Total reclassifications for the period, net of tax	$0.1	$0.1
(a)    Amounts in parentheses indicate losses.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
The following table summarizes the amounts reclassified from Accumulated other comprehensive loss, net of tax, in the six months ended June 30, 2024 and 2023 and the affected line item in the Condensed Consolidated Statements of Operations:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in Condensed Consolidated Statements of Operations
	2024	2023
(in millions) (a)
Amortization of actuarial losses of defined benefit pension plans	$(1.4)	$(1.1)	Other expense, net
Amortization of prior service costs of defined benefit pension plans	(0.1)	—	Other expense, net
Interest rate swaps	1.8	1.4	Interest expense, net
Total before tax	0.3	0.3
Income tax expense	—	(0.1)	Income tax expense
Total reclassifications for the period, net of tax	$0.3	$0.2
(a)    Amounts in parentheses indicate losses.
NOTE 11 – SEGMENT INFORMATION
The Company has two reportable segments: the Environmental Solutions Group and the Safety and Security Systems Group. Business units are organized under each reportable segment because they share certain characteristics, such as technology, marketing, distribution and product application, which create long-term synergies.
The following tables summarize the Company’s operations by segment, including Net sales, Operating income (loss), and Total assets:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Net sales:
Environmental Solutions	$408.8	$373.0	$762.8	$691.8
Safety and Security Systems	81.6	69.4	152.5	136.1
Total net sales	$490.4	$442.4	$915.3	$827.9
Operating income (loss):
Environmental Solutions	$72.9	$56.2	$124.6	$93.8
Safety and Security Systems	18.3	14.1	32.1	26.2
Corporate and eliminations	(10.1)	(10.9)	(21.3)	(21.1)
Total operating income	81.1	59.4	135.4	98.9
Interest expense, net	3.2	5.6	6.4	10.3
Other expense, net	0.4	1.1	0.6	1.2
Income before income taxes	$77.5	$52.7	$128.4	$87.4

(in millions)	June 30, 2024	December 31, 2023
Total assets:
Environmental Solutions	$1,361.1	$1,290.9
Safety and Security Systems	288.5	288.1
Corporate and eliminations	41.9	41.5
Total assets	$1,691.5	$1,620.5

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
Contingent Consideration
At June 30, 2024, the Company had contingent obligations to transfer up to $7.5 million, $6.2 million, and C$6.0 million (approximately $4.4 million), to the former owners of Deist Industries, Inc. and certain of its affiliates (collectively, “Deist”), Blasters, Inc. and Blasters Technologies, LLC (collectively, “Blasters”), and Trackless, respectively, if specified financial results are met over future reporting periods (i.e., an earn-out). The Deist, Blasters, and Trackless acquisitions were completed on December 30, 2021, January 3, 2023, and April 3, 2023, respectively. The Deist contingent earn-out payment, if earned, would be due to be paid following the third anniversary of the closing date. The Blasters contingent earn-out payments, if earned, would be due to be paid annually, in each of the three years following the anniversary of the closing date. There was no contingent earn-out payable for the first annual measurement period ended December 31, 2023. The Trackless contingent earn-out payment, if earned, would be due to be paid following the second anniversary of the closing date. During the six months ended June 30, 2023, the Company paid $0.5 million to settle the contingent consideration obligation due to the former owners of Mark Rite Lines Equipment Company, Inc. (“MRL”), which was acquired on July 1, 2019.
Liabilities for contingent consideration are measured at fair value each reporting period, with the acquisition-date fair value included as part of the consideration transferred. Subsequent changes in fair value are included as a component of Acquisition and integration-related expenses, net on the Condensed Consolidated Statements of Operations.
The Company uses an income approach to value the contingent consideration liability based on the present value of risk-adjusted future cash flows under either a scenario-based or option-pricing method, as appropriate. Due to the lack of relevant observable market data over fair value inputs, such as prospective financial information or probabilities of future events as of June 30, 2024, the Company has classified the contingent consideration liability within Level 3 of the fair value hierarchy outlined in ASC 820, Fair Value Measurements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2024:

	Fair Value Measurement at Reporting Date Using
(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$15.1	$—	$—	$15.1
Interest rate swaps	—	0.7	—	0.7
Liabilities:
Contingent consideration	—	—	4.7	4.7
The following table provides a roll-forward of the fair value of recurring Level 3 fair value measurements in the three months ended June 30, 2024 and 2023:

(in millions)	2024		2023
Contingent consideration liability, at April 1	$4.6	`	$6.0
Acquisitions, including measurement period adjustments	—		4.5
Total expense included in earnings (a)	0.1		—
Contingent consideration liability, at June 30	$4.7		$10.5
(a)    Changes in the fair value of contingent consideration liabilities are included as a component of Acquisition and integration-related expenses, net on the Condensed Consolidated Statements of Operations.
The following table provides a roll-forward of the fair value of recurring Level 3 fair value measurements in the six months ended June 30, 2024 and 2023:

(in millions)	2024	2023
Contingent consideration liability, at January 1	$4.9	$2.7
Acquisitions, including measurement period adjustments	(0.2)	8.5
Settlements of contingent consideration liabilities	—	(0.5)
Foreign currency translation	(0.1)	—
Total expense (benefit) included in earnings (a)	0.1	(0.2)
Contingent consideration liability, at June 30	$4.7	$10.5
(a)    Changes in the fair value of contingent consideration liabilities are included as a component of Acquisition and integration-related expenses, net on the Condensed Consolidated Statements of Operations.

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
Operating Results
Net sales for the three months ended June 30, 2024 increased by $48.0 million, or 11%, compared to the prior-year quarter, primarily due to higher sales volumes and the effects of pricing actions. Our Environmental Solutions Group reported a net sales increase of $35.8 million, or 10%, primarily due to increases in sales of dump truck bodies, sewer cleaners, street sweepers, industrial vacuum loaders and road-marking and line-removal equipment of $11.1 million, $10.8 million, $7.8 million, $5.3 million and $4.2 million, respectively. In addition, aftermarket revenues improved by $1.5 million. Partially offsetting these improvements was a $5.0 million reduction in sales of trailers, as well as a $1.1 million unfavorable foreign currency translation impact. Within our Safety and Security Systems Group, net sales increased by $12.2 million, or 18%, primarily due to improvements in sales of public safety equipment and warning systems of $10.8 million and $2.6 million, respectively, partially offset by a $1.1 million reduction in sales of industrial signaling equipment.
Net sales for the six months ended June 30, 2024 increased by $87.4 million, or 11%, compared to the prior-year period, primarily due to higher sales volumes, inclusive of the effects of acquisitions and pricing actions. Our Environmental Solutions Group reported a net sales increase of $71.0 million, or 10%, primarily due to increases in sales of dump truck bodies, street sweepers, sewer cleaners, multi-purpose maintenance vehicles, safe-digging trucks, road-marking and line-removal equipment, industrial vacuum loaders, metal extraction support equipment and refuse trucks of $13.9 million, $8.3 million, $7.3 million, $6.7 million, $6.3 million, $6.3 million, $5.9 million, $5.3 million and $4.1 million, respectively. In addition, aftermarket revenues improved by $6.2 million. Partially offsetting these improvements was a $4.3 million reduction in sales of trailers, as well as a $0.9 million unfavorable foreign currency translation impact. Within our Safety and Security Systems Group, net sales increased by $16.4 million, or 12%, primarily due to improvements in sales of public safety equipment and warning systems of $15.5 million and $3.7 million, respectively, partially offset by a $2.7 million reduction in sales of industrial signaling equipment.
Operating income for the three months ended June 30, 2024 increased by $21.7 million, or 37%, compared to the prior-year quarter, primarily driven by a $26.7 million improvement in gross profit and a $0.1 million reduction in amortization expense, partially offset by a $4.9 million increase in Selling, Engineering, General and Administrative (“SEG&A”) expenses and a $0.2 million increase in acquisition and integration-related expenses. Consolidated operating margin for the three months ended June 30, 2024 was 16.5%, compared to 13.4% in the prior-year quarter.
Operating income for the six months ended June 30, 2024 increased by $36.5 million, or 37%, compared to the prior-year period, primarily driven by a $46.9 million improvement in gross profit and a $0.1 million reduction in amortization expense, partially offset by a $10.1 million increase in SEG&A expenses and a $0.4 million increase in acquisition and integration-

related expenses. Consolidated operating margin for the six months ended June 30, 2024 was 14.8%, compared to 11.9% in the prior-year period.
Income before income taxes for the three months ended June 30, 2024 increased by $24.8 million, or 47%, compared to the prior-year quarter. The increase resulted from the higher operating income, a $2.4 million reduction in interest expense, and a $0.7 million decrease in other expense.
Income before income taxes for the six months ended June 30, 2024 increased by $41.0 million, or 47%, compared to the prior-year period. The increase resulted from the higher operating income, a $3.9 million reduction in interest expense, and a $0.6 million decrease in other expense.
Net income for the three months ended June 30, 2024 increased by $20.5 million compared to the prior-year quarter, largely due to the aforementioned increase in income before taxes, partially offset by a $4.3 million increase in income tax expense. The effective tax rate for the three months ended June 30, 2024 was 21.5%, compared to 23.5% in the prior-year quarter.
Net income for the six months ended June 30, 2024 increased by $44.7 million compared to the prior-year period, largely due to the aforementioned increase in income before taxes and a $3.7 million reduction in income tax expense. The effective tax rate for the six months ended June 30, 2024 was 12.5%, compared to 22.5% in the prior-year period. We currently expect our full-year effective tax rate to be approximately 19%, excluding additional discrete items.
Total orders for the three months ended June 30, 2024 were $473 million, a decrease of $7 million, or 1%, as compared to the prior-year quarter. Our Environmental Solutions Group reported total orders of $396 million in the three months ended June 30, 2024, a reduction of $12 million, or 3%, in comparison to the prior-year quarter. Orders in the three months ended June 30, 2024 within our Safety and Security Systems Group were $77 million, an increase of $5 million, or 7%, compared to the prior-year quarter.
Total orders for the six months ended June 30, 2024 were $976 million, an increase of $21 million, or 2%, as compared to the prior-year period. Our Environmental Solutions Group reported total orders of $824 million in the six months ended June 30, 2024, an increase of $20 million, or 2% in comparison to the prior-year period. Orders in the six months ended June 30, 2024 within our Safety and Security Systems Group were $152 million, an increase of $1 million, or 1%, compared to the prior-year period.
Our consolidated backlog at June 30, 2024 was $1.08 billion, an increase of $73 million, or 7%, compared to the prior-year quarter.

Results of Operations
The following table summarizes our Condensed Consolidated Statements of Operations and illustrates the key financial indicators used to assess our consolidated financial results:

	Three Months Ended June 30,			Six Months Ended June 30,
($ in millions, except per share data)	2024	2023	Change	2024	2023	Change
Net sales	$490.4	$442.4	$48.0	$915.3	$827.9	$87.4
Cost of sales	346.4	325.1	21.3	655.3	614.8	40.5
Gross profit	144.0	117.3	26.7	260.0	213.1	46.9
Selling, engineering, general and administrative expenses	58.3	53.4	4.9	115.5	105.4	10.1
Amortization expense	3.8	3.9	(0.1)	7.4	7.5	(0.1)
Acquisition and integration-related expenses, net	0.8	0.6	0.2	1.7	1.3	0.4
Operating income	81.1	59.4	21.7	135.4	98.9	36.5
Interest expense, net	3.2	5.6	(2.4)	6.4	10.3	(3.9)
Other expense, net	0.4	1.1	(0.7)	0.6	1.2	(0.6)
Income before income taxes	77.5	52.7	24.8	128.4	87.4	41.0
Income tax expense	16.7	12.4	4.3	16.0	19.7	(3.7)
Net income	$60.8	$40.3	$20.5	$112.4	$67.7	$44.7
Operating data:
Operating margin	16.5%	13.4%	3.1%	14.8%	11.9%	2.9%
Diluted earnings per share	$0.99	$0.66	$0.33	$1.82	$1.10	$0.72
Total orders	473.0	480.2	(7.2)	975.7	954.9	20.8
Backlog	1,079.9	1,006.5	73.4	1,079.9	1,006.5	73.4
Depreciation and amortization	15.8	15.5	0.3	31.2	29.8	1.4
Net sales
Net sales for the three months ended June 30, 2024 increased by $48.0 million, or 11%, compared to the prior-year quarter, primarily due to higher sales volumes and the effects of pricing actions. The Environmental Solutions Group reported a net sales increase of $35.8 million, or 10%, primarily due to increases in sales of dump truck bodies, sewer cleaners, street sweepers, industrial vacuum loaders and road-marking and line-removal equipment of $11.1 million, $10.8 million, $7.8 million, $5.3 million and $4.2 million, respectively. In addition, aftermarket revenues improved by $1.5 million. Partially offsetting these improvements was a $5.0 million reduction in sales of trailers, as well as a $1.1 million unfavorable foreign currency translation impact. Within the Safety and Security Systems Group, net sales increased by $12.2 million, or 18%, primarily due to improvements in sales of public safety equipment and warning systems of $10.8 million and $2.6 million, respectively, partially offset by a $1.1 million reduction in sales of industrial signaling equipment.
Net sales for the six months ended June 30, 2024 increased by $87.4 million, or 11%, compared to the prior-year period, primarily due to higher sales volumes, inclusive of the effects of acquisitions and pricing actions. The Environmental Solutions Group reported a net sales increase of $71.0 million, or 10%, primarily due to increases in sales of dump truck bodies, street sweepers, sewer cleaners, multi-purpose maintenance vehicles, safe-digging trucks, road-marking and line-removal equipment, industrial vacuum loaders, metal extraction support equipment and refuse trucks of $13.9 million, $8.3 million, $7.3 million, $6.7 million, $6.3 million, $6.3 million, $5.9 million, $5.3 million and $4.1 million, respectively. In addition, aftermarket revenues improved by $6.2 million. Partially offsetting these improvements was a $4.3 million reduction in sales of trailers, as well as a $0.9 million unfavorable foreign currency translation impact. Within the Safety and Security Systems Group, net sales increased by $16.4 million, or 12%, primarily due to improvements in sales of public safety equipment and warning systems of $15.5 million and $3.7 million, respectively, partially offset by a $2.7 million reduction in sales of industrial signaling equipment.
Cost of sales
Cost of sales increased by $21.3 million, or 7%, for the three months ended June 30, 2024 compared to the prior-year quarter, largely due to an increase of $15.4 million, or 5%, within the Environmental Solutions Group, primarily related to higher sales volumes. Within the Safety and Security Systems Group, cost of sales increased by $5.9 million, or 14%, primarily related to higher sales volumes.
Cost of sales increased by $40.5 million, or 7%, for the six months ended June 30, 2024 compared to the prior-year period, largely due to an increase of $34.1 million, or 6%, within the Environmental Solutions Group, primarily related to higher sales volumes, inclusive of the effects of acquisitions, and increased material costs. Within the Safety and Security Systems Group, cost of sales increased by $6.4 million, or 8%, primarily related to higher sales volumes.
Gross profit
Gross profit increased by $26.7 million, or 23%, for the three months ended June 30, 2024 compared to the prior-year quarter, primarily due to a $20.4 million improvement within the Environmental Solutions Group and a $6.3 million increase within the Safety and Security Systems Group. Gross profit as a percentage of revenues (“gross profit margin”) for the three months ended June 30, 2024 was 29.4%, compared to 26.5% in the prior-year quarter, primarily due to improvements within the Environmental Solutions Group and the Safety and Security Systems Group of 290 basis points and 170 basis points, respectively.
Gross profit increased by $46.9 million, or 22%, for the six months ended June 30, 2024 compared to the prior-year period, primarily due to a $36.9 million improvement within the Environmental Solutions Group and a $10.0 million increase within the Safety and Security Systems Group. Gross profit margin for the six months ended June 30, 2024 was 28.4%, compared to 25.7% in the prior-year period, primarily due to improvements within the Environmental Solutions Group and the Safety and Security Systems Group of 270 basis points and 230 basis points, respectively.
SEG&A expenses
SEG&A expenses for the three months ended June 30, 2024 increased by $4.9 million, or 9%, compared to the prior-year quarter, primarily due to increases of $3.4 million and $2.1 million within the Environmental Solutions Group and the Safety and Security Systems Group, respectively, partially offset by a $0.6 million reduction in Corporate SEG&A expenses. As a percentage of net sales, SEG&A expenses were 11.9% in the current-year quarter, down from 12.1% in the prior-year quarter.
SEG&A expenses for the six months ended June 30, 2024 increased by $10.1 million, or 10%, compared to the prior-year period, primarily due to increases of $5.7 million and $4.1 million within the Environmental Solutions Group and the Safety and Security Systems Group, respectively, in addition to a $0.3 million increase in Corporate SEG&A expenses. As a percentage of net sales, SEG&A expenses were 12.6% in the current-year period, down from 12.7% in the prior-year period.
Operating income
Operating income for the three months ended June 30, 2024 increased by $21.7 million, or 37%, compared to the prior-year quarter, primarily driven by a $26.7 million improvement in gross profit and a $0.1 million reduction in amortization expense, partially offset by a $4.9 million increase in SEG&A expenses and a $0.2 million increase in acquisition and integration-related expenses. Consolidated operating margin for the three months ended June 30, 2024 was 16.5%, compared to 13.4% in the prior-year quarter.
Operating income for the six months ended June 30, 2024 increased by $36.5 million, or 37%, compared to the prior-year period, primarily driven by a $46.9 million improvement in gross profit and a $0.1 million reduction in amortization expense, partially offset by a $10.1 million increase in SEG&A expenses and a $0.4 million increase in acquisition and integration-related expenses. Consolidated operating margin for the six months ended June 30, 2024 was 14.8%, compared to 11.9% in the prior-year period.
Interest expense, net
Interest expense, net, for the three and six months ended June 30, 2024 decreased by $2.4 million and $3.9 million, respectively, compared to the corresponding periods of the prior year, largely due to reductions in average debt levels.
Other expense, net
Other expense, net, for the three months ended June 30, 2024 decreased by $0.7 million, compared to the prior-year quarter, primarily due to the non-recurrence of an $0.8 million environmental remediation charge recorded in the prior-year quarter associated with a business discontinued in 2009, partially offset by higher net periodic pension expense.
Other expense, net, for the six months ended June 30, 2024 decreased by $0.6 million, compared to the prior-year period, primarily due to the non-recurrence of an $0.8 million environmental remediation charge recorded in the prior-year period associated with a business discontinued in 2009, partially offset by higher net periodic pension expense.

Income tax expense
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
During the first quarter of 2024, the tax authorities notified the Company that the amended tax returns had been approved, at which point receipt of the refund claim was considered more-likely-than-not. As a result, the Company released the associated liability for unrecognized tax benefits and recognized a $13.0 million discrete tax benefit for the U.S. federal refund claim, net of taxes on the associated interest. During the second quarter of 2024, the Company received the U.S. federal income tax refund and began amending applicable state tax returns to reflect the worthless stock deduction, resulting in the recognition of a $2.6 million discrete state tax benefit during the three months ended June 30, 2024.
Including this discrete state tax benefit, and the recognition of $0.7 million in excess tax benefits associated with stock-based compensation activity, the Company recognized income tax expense of $16.7 million for the three months ended June 30, 2024, resulting in an effective tax rate of 21.5%. For the three months ended June 30, 2023, the Company recognized income tax expense of $12.4 million, resulting in an effective tax rate of 23.5%. The Company’s income tax expense and effective tax rate for the three months ended June 30, 2023 also included the effects of the recognition of $0.9 million in excess tax benefits associated with stock-based compensation activity.
Including the discrete tax benefits associated with the worthless stock deduction, which aggregated to $15.6 million, and the recognition of $1.5 million in excess tax benefits associated with stock-based compensation activity, the Company recognized income tax expense of $16.0 million for the six months ended June 30, 2024, resulting in an effective tax rate of 12.5%. For the six months ended June 30, 2023, the Company recognized income tax expense of $19.7 million, resulting in an effective tax rate of 22.5%. The Company’s income tax expense and effective tax rate for the six months ended June 30, 2023 also included the effects of the recognition of $1.6 million in excess tax benefits associated with stock-based compensation activity.
Net income
Net income for the three months ended June 30, 2024 increased by $20.5 million compared to the prior-year quarter, largely due to the aforementioned improvement in operating income, the $2.4 million decrease in interest expense, and the $0.7 million decrease in other expense, partially offset by the $4.3 million increase in income tax expense.
Net income for the six months ended June 30, 2024 increased by $44.7 million compared to the prior-year period, largely due to the aforementioned improvement in operating income, the $3.9 million decrease in interest expense, the $3.7 million reduction in income tax expense, and the $0.6 million decrease in other expense.
Environmental Solutions
The following table summarizes the Environmental Solutions Group’s operating results as of and for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,			Six Months Ended June 30,
($ in millions)	2024	2023	Change	2024	2023	Change
Net sales	$408.8	$373.0	$35.8	$762.8	$691.8	$71.0
Operating income	72.9	56.2	16.7	124.6	93.8	30.8
Operating data:
Operating margin	17.8%	15.1%	2.7%	16.3%	13.6%	2.7%
Total orders	$396.2	$408.6	$(12.4)	$823.9	$804.4	$19.5
Backlog	1,023.4	939.7	83.7	1,023.4	939.7	83.7
Depreciation and amortization	14.7	14.3	0.4	29.0	27.5	1.5
Three months ended June 30, 2024 vs. three months ended June 30, 2023
Total orders for the three months ended June 30, 2024 decreased by $12.4 million, or 3%, compared to the prior-year quarter. U.S. orders decreased by $17.5 million, primarily due to reductions in orders for safe-digging trucks, street sweepers, sewer cleaners and multi-purpose maintenance vehicles of $19.3 million, $18.0 million, $5.9 million and $5.7 million, respectively. Partially offsetting these reductions were improvements in orders for dump truck bodies, hoists, refuse trucks, industrial vacuum loaders and aftermarket offerings of $15.8 million. $4.3 million, $4.2 million, $4.0 million and $3.9 million, respectively. Non-U.S. orders increased by $5.1 million, largely due to increases in orders for street sweepers, dump truck bodies, multi-purpose maintenance vehicles and refuse trucks of $4.5 million, $3.2 million. $2.5 million. $1.9 million, respectively. Partially offsetting these improvements was a $5.7 million reduction in orders for sewer cleaners, as well as a $1.7 million unfavorable foreign currency translation impact.
Net sales for the three months ended June 30, 2024 increased by $35.8 million, or 10%, compared to the prior-year quarter, primarily due to higher sales volumes and the effects of pricing actions. For the three months ended June 30, 2024, U.S. sales increased by $34.2 million, largely due to increases in sales of sewer cleaners, street sweepers, dump truck bodies, industrial vacuum loaders, road-marking and line-removal equipment and waterblasting equipment of $11.0 million, $8.3 million, $8.1 million, $5.3 million, $4.2 million and $1.9 million, respectively. Additionally, aftermarket revenues increased by $1.9 million. Partially offsetting these improvements were reductions in shipments of trailers, multi-purpose maintenance vehicles and metal extraction support equipment of $5.0 million, $2.7 million and $2.5 million, respectively. Non-U.S. sales increased by $1.6 million, largely due to increases in sales of dump truck bodies, metal extraction support equipment and multi-purpose maintenance vehicles of $3.0 million, $2.9 million and $2.8 million, respectively. Partially offsetting these improvements were reductions in sales of refuse trucks, waterblasting equipment and safe-digging trucks of $3.0 million, $1.4 million and $0.7 million, respectively, as well as a $1.1 million unfavorable foreign currency translation impact.
Cost of sales for the three months ended June 30, 2024 increased by $15.4 million, or 5%, compared to the prior-year quarter, primarily related to higher sales volumes. Gross profit margin for the three months ended June 30, 2024 was 26.8%, compared to 23.9% in the prior-year quarter, with the improvement primarily attributable to improved operating leverage from higher sales volumes and benefits from pricing actions.
SEG&A expenses for the three months ended June 30, 2024 increased by $3.4 million, or 12%, compared to the prior-year quarter, primarily due to increases in sales commissions and incentive-based compensation expense. As a percentage of net sales, SEG&A expenses were 7.9% in the current-year quarter, compared to 7.7% in the prior-year quarter.
Operating income for the three months ended June 30, 2024 increased by $16.7 million, or 30%, compared to the prior-year quarter, largely due to a $20.4 million improvement in gross profit and a $0.1 million decrease in amortization expense, partially offset by the $3.4 million increase in SEG&A expenses and a $0.4 million increase in acquisition and integration-related costs.
Six months ended June 30, 2024 vs. six months ended June 30, 2023
Total orders for the six months ended June 30, 2024 increased by $19.5 million, or 2%, compared to the prior-year period. U.S. orders decreased by $33.2 million, primarily due to reductions in orders for street sweepers, safe-digging trucks, trailers and multi-purpose maintenance vehicles of $44.7 million, $28.1 million, $10.5 million and $4.4 million, respectively. Partially offsetting these reductions were improvements in orders for dump truck bodies, refuse trucks, aftermarket offerings, sewer cleaners, hoists and waterblasting equipment of $36.3 million, $6.5 million, $4.3 million,$3.1 million, $2.9 million and $2.2 million, respectively. Non-U.S. orders increased by $52.7 million, largely due to a $33.2 million improvement in orders for refuse trucks, inclusive of certain large fleet orders, as well as increases in orders for multi-purpose maintenance vehicles, street sweepers, dump truck bodies, aftermarket offerings and metal extraction support equipment of $7.9 million, $7.3 million, $4.5 million, $4.5 million and $4.4 million, respectively. Partially offsetting these improvements were reductions in orders for sewer cleaners and industrial vacuum loaders of $6.8 million and $2.4 million, respectively, as well as a $1.5 million unfavorable foreign currency translation impact.
Net sales for the six months ended June 30, 2024 increased by $71.0 million, or 10%, compared to the prior-year period, primarily due to higher sales volumes, inclusive of the effects of acquisitions and pricing actions. For the six months ended June 30, 2024, U.S. sales increased by $54.1 million, largely due to increases in sales of street sweepers, dump truck bodies, safe-digging trucks, road-marking and line-removal equipment, industrial vacuum loaders, sewer cleaners, hoists and waterblasting equipment of $9.5 million, $9.4 million, $8.1 million, $6.4 million. $5.9 million, $5.7 million, $2.6 million and $1.8 million, respectively. Additionally, aftermarket revenues increased by $4.3 million. Partially offsetting these improvements was a $4.3 million reduction in sales of trailers. Non-U.S. sales increased by $16.9 million, largely due to increases in sales of multi-purpose maintenance vehicles, metal extraction support equipment, dump truck bodies, refuse trucks and sewer cleaners of $5.8 million, $4.5 million, $4.5 million, $3.4 million and $1.6 million, respectively. In addition, aftermarket revenues increased by $1.9 million. Partially offsetting these improvements were reductions in sales of safe-digging trucks, waterblasting equipment and street sweepers of $1.8 million, $1.3 million and $1.2 million, respectively, as well as a $0.9 million unfavorable foreign currency translation impact.
Cost of sales for the six months ended June 30, 2024 increased by $34.1 million, or 6%, compared to the prior-year period, primarily related to higher sales volumes, inclusive of the effects of acquisitions, and increased material costs. Gross profit margin for the six months ended June 30, 2024 was 25.7%, compared to 23.0% in the prior-year period, with the improvement primarily attributable to improved operating leverage from higher sales volumes and benefits from pricing actions.
SEG&A expenses for the six months ended June 30, 2024 increased by $5.7 million, or 10%, compared to the prior-year period, primarily due to additional costs from acquired businesses, as well as increases in sales commissions and incentive-based compensation expense. As a percentage of net sales, SEG&A expenses were 8.3% in the current-year period, in line with the prior-year period.
Operating income for the six months ended June 30, 2024 increased by $30.8 million, or 33%, compared to the prior-year period, largely due to a $36.9 million improvement in gross profit and a $0.1 million decrease in amortization expense, partially offset by the $5.7 million increase in SEG&A expenses and a $0.5 million increase in acquisition and integration-related costs.
Backlog was $1.02 billion at June 30, 2024, compared to $940 million at June 30, 2023.
Safety and Security Systems
The following table summarizes the Safety and Security Systems Group’s operating results as of and for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,			Six Months Ended June 30,
($ in millions)	2024	2023	Change	2024	2023	Change
Net sales	$81.6	$69.4	$12.2	$152.5	$136.1	$16.4
Operating income	18.3	14.1	4.2	32.1	26.2	5.9
Operating data:
Operating margin	22.4%	20.3%	2.1%	21.0%	19.3%	1.7%
Total orders	$76.8	$71.6	$5.2	$151.8	$150.5	$1.3
Backlog	56.5	66.8	(10.3)	56.5	66.8	(10.3)
Depreciation and amortization	1.0	1.1	(0.1)	2.0	2.2	(0.2)
Three months ended June 30, 2024 vs. three months ended June 30, 2023
Total orders for the three months ended June 30, 2024 increased by $5.2 million, or 7%, compared to the prior-year quarter. U.S. orders increased by $9.8 million, primarily due to a $9.7 million improvement in orders for public safety equipment, inclusive of a large fleet order, as well as a $1.1 million increase in orders for industrial signaling equipment, partially offset by a $1.0 million reduction in orders for warning systems. Non-U.S. orders decreased by $4.6 million, primarily due to reductions in orders for public safety equipment and industrial signaling equipment of $3.4 million and $1.2 million, respectively.
Net sales for the three months ended June 30, 2024 increased by $12.2 million, or 18%, compared to the prior-year quarter, inclusive of the effects of higher sales volumes and pricing actions. U.S. sales increased by $11.3 million, driven by increases in sales of public safety equipment, warning systems and industrial signaling equipment of $9.6 million, $1.1 million and $0.6 million, respectively. Non-U.S. sales increased by $0.9 million, largely due to increases in sales of warning systems and public safety equipment of $1.5 million and $1.2 million, respectively, partially offset by a $1.7 million reduction in sales of industrial signaling equipment.
Cost of sales for the three months ended June 30, 2024 increased by $5.9 million, or 14%, compared to the prior-year quarter, primarily related to higher sales volumes. Gross profit margin for the three months ended June 30, 2024 was 42.3%, compared to 40.6% in the prior-year quarter, with the improvement primarily attributable to improved operating leverage from higher sales volumes and benefits from pricing actions.
SEG&A expenses for the three months ended June 30, 2024 increased by $2.1 million, or 15%, compared to the prior-year quarter, primarily due to higher sales commissions and incentive-based compensation expense. As a percentage of net sales, SEG&A expenses were 19.9% in the current-year quarter, compared to 20.3% in the prior-year quarter.
Operating income for the three months ended June 30, 2024 increased by $4.2 million, or 30%, compared to the prior-year quarter, primarily due to a $6.3 million improvement in gross profit, partially offset by the $2.1 million increase in SEG&A expenses.

Six months ended June 30, 2024 vs. six months ended June 30, 2023
Total orders for the six months ended June 30, 2024 increased by $1.3 million, or 1%, compared to the prior-year period. U.S. orders increased by $13.9 million, primarily due to a $14.4 million improvement in orders for public safety equipment, inclusive of a large fleet order, as well as a $2.2 million increase in orders for industrial signaling equipment, partially offset by a $2.7 million reduction in orders for warning systems. Non-U.S. orders decreased by $12.6 million, primarily due to a $10.3 million reduction in orders for public safety equipment in comparison to the prior-year period, which included a large fleet order from a customer in Mexico, as well as a $1.6 million reduction in orders of industrial signaling equipment.
Net sales for the six months ended June 30, 2024 increased by $16.4 million, or 12%, compared to the prior-year period, inclusive of the effects of higher sales volumes and pricing actions. U.S. sales increased by $16.6 million, driven by improvements in sales of public safety equipment and warning systems of $14.5 million and $2.2 million, respectively. Non-U.S. sales decreased by $0.2 million, largely due to a reduction in sales of industrial signaling equipment of $2.6 million, partially offset by improvements in sales of warning systems and public safety equipment of $1.5 million and $1.0 million, respectively.
Cost of sales for the six months ended June 30, 2024 increased by $6.4 million, or 8%, compared to the prior-year period, primarily related to higher sales volumes. Gross profit margin for the six months ended June 30, 2024 was 41.8%, compared to 39.5% in the prior-year period, with the improvement primarily attributable to improved operating leverage from higher sales volumes and benefits from pricing actions.
SEG&A expenses for the six months ended June 30, 2024 increased by $4.1 million, or 15%, compared to the prior-year period, primarily due to higher sales commissions and incentive-based compensation expense. As a percentage of net sales, SEG&A expenses were 20.8% in the current-year period, compared to 20.3% in the prior-year period.
Operating income for the six months ended June 30, 2024 increased by $5.9 million, or 23%, compared to the prior-year period, primarily due to a $10.0 million improvement in gross profit, partially offset by the $4.1 million increase in SEG&A expenses.
Backlog was $57 million at June 30, 2024, compared to $67 million at June 30, 2023.
Corporate Expenses
Corporate operating expenses for the three months ended June 30, 2024 were $10.1 million, compared to $10.9 million in the prior-year quarter, with the decrease primarily due to lower medical expenses.
Corporate operating expenses for the six months ended June 30, 2024 were $21.3 million, compared to $21.1 million in the prior-year period, with the increase primarily due to higher stock compensation and incentive-based compensation expense, partially offset by a $1.8 million gain associated with an insurance recovery and lower medical expenses.
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

Financial Condition, Liquidity and Capital Resources
The Company uses its cash flow from operations to fund growth and to make capital investments that sustain its operations, reduce costs, or both. Beyond these uses, remaining cash is used to pay down debt, repurchase shares, fund dividend payments and make pension contributions. The Company may also choose to invest in the acquisition of businesses. In the absence of significant unanticipated cash demands, we believe that the Company’s existing cash balances, cash flow from operations and borrowings available under the Company’s credit facility will provide funds sufficient for these purposes. As of June 30, 2024, there was $131.0 million of cash drawn on the Revolver, $122.7 million outstanding under the term loan facility and $11.1 million of undrawn letters of credit under the 2022 Credit Agreement, with $532.9 million of availability for borrowings. The net cash flows associated with the Company’s rental equipment transactions are included in cash flow from operating activities.
The Company’s cash and cash equivalents totaled $48.6 million and $61.0 million as of June 30, 2024 and December 31, 2023, respectively. As of June 30, 2024, $23.1 million of cash and cash equivalents was held by foreign subsidiaries. Cash and cash equivalents held by subsidiaries outside the U.S. typically are held in the currency of the country in which it is located. The Company uses this cash to fund the operating activities of its foreign subsidiaries and for further investment in foreign operations. Generally, the Company has considered such cash to be permanently reinvested in its foreign operations and the Company’s current plans do not demonstrate a need to repatriate such cash to fund U.S. operations. However, in the event that these funds are needed to fund U.S. operations or to satisfy U.S. obligations, they generally could be repatriated. The repatriation of these funds may cause the Company to incur additional U.S. income tax expense, dependent on income tax laws and other circumstances at the time any such amounts are repatriated.
Net cash of $71.9 million was provided by operating activities in the six months ended June 30, 2024, compared to $43.0 million in the prior-year period, with the year-over-year increase primarily due to higher net income, including cash benefits from the U.S. federal worthless stock deduction refund received in the current-year period, partially offset by higher incentive-based compensation payments and rental fleet investments.
Net cash of $23.0 million was used for investing activities in the six months ended June 30, 2024, compared to $71.4 million in the prior-year period. During the six months ended June 30, 2024, the Company funded $24.2 million of capital expenditures. During the six months ended June 30, 2023, the Company paid initial consideration of $42.6 million and $13.4 million to acquire Trackless and Blasters, respectively, and funded $15.7 million of capital expenditures.
Net cash of $60.5 million was used for financing activities in the six months ended June 30, 2024, whereas in the prior-year period, net cash of $29.2 million was provided by financing activities. In the six months ended June 30, 2024, the Company paid down $39.2 million of borrowings under the Revolver and $1.6 million under its term loan facility, funded cash dividends and share repurchases of $14.7 million and $0.1 million, respectively, and redeemed $5.9 million of stock in order to remit funds to tax authorities to satisfy employees’ tax withholdings following the vesting of stock-based compensation and the exercise of stock options. In the six months ended June 30, 2023, the Company increased debt borrowings by $44.7 million, funded cash dividends of $11.6 million and redeemed $5.4 million of stock in order to remit funds to tax authorities to satisfy employees’ tax withholdings following the vesting of stock-based compensation and the exercise of stock options. During the six months ended June 30, 2023, the Company also paid $0.5 million to settle the contingent consideration obligation due to the former owners of MRL, and received $2.0 million from stock option exercises.
The Company is subject to certain net leverage ratio and interest coverage ratio financial covenants under the 2022 Credit Agreement that are measured at each fiscal quarter-end. The Company was in compliance with all such covenants as of June 30, 2024.
The Company anticipates that capital expenditures for 2024 will be in the range of $35 million to $40 million.
The Company believes that its financial resources and major sources of liquidity, including cash flow from operations and borrowing capacity, will be adequate to meet its operating needs, capital needs and financial commitments.
Contractual Obligations and Off-Balance Sheet Arrangements
During the six months ended June 30, 2024, there have been no material changes in the Company’s contractual obligations and off-balance sheet arrangements as described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk.
See Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. During the six months ended June 30, 2024, there have been no significant changes in our exposure to market risk.
Item 4.     Controls and Procedures.
As required by Rule 13a-15 under the Exchange Act, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of June 30, 2024. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2024.
As a matter of practice, the Company’s management continues to review and document internal control and procedures for financial reporting. From time to time, the Company may make changes aimed at enhancing the effectiveness of the controls and ensuring that the systems evolve with the business. There were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting during the three months ended June 30, 2024.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides a summary of the Company’s repurchase activity for its common stock during the three months ended June 30, 2024:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (a)
April 2024 (3/31/24 - 5/4/24)	—	$—	—	$53,418,519
May 2024 (5/5/24 - 6/1/24)	—	—	—	53,418,519
June 2024 (6/2/24 - 6/29/24)	—	—	—	53,418,519
(a)    In March 2020, the Board authorized a stock repurchase program of up to $75.0 million of the Company’s common stock, with the remaining authorization under our previously described repurchase program adopted in 2014 being subject to the March 2020 program.
Item 3.    Defaults upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers
On July 25, 2024, Lauren B. Elting, the Company’s principal accounting officer and a named executive officer in the Company’s 2024 Proxy Statement, filed with the SEC on March 8, 2024, resigned from her position as Vice President, Corporate Controller and Chief Accounting Officer, to pursue an opportunity with another company. Ian A. Hudson, the Company’s Senior Vice President and Chief Financial Officer, will also serve as the Company’s principal accounting officer following Ms. Elting’s resignation. Biographical information regarding Mr. Hudson can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on February 27, 2024.
Other Events
On July 25, 2024, the Company issued a press release announcing its financial results for the three and six months ended June 30, 2024. The presentation slides for the second quarter 2024 earnings call were also posted on the Company’s website at that time. The full text of the second quarter financial results press release and earnings presentation are attached hereto as Exhibits 99.1 and 99.2, respectively, to this Form 10-Q.

Item 6.    Exhibits.

3.1	Restated Certificate of Incorporation of the Company. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed April 30, 2010.

3.2	Second Amended and Restated By-laws of the Company. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed October 24, 2023.

10.1
First Amendment to Third Amended and Restated Credit Agreement, dated as of May 16, 2024, by and among the Company, and certain of its foreign subsidiaries, as Borrowers, the Lenders referred to therein, as Lenders, and Wells Fargo Bank, National Association, as Administrative Agent.

31.1	CEO Certification under Section 302 of the Sarbanes-Oxley Act.

31.2	CFO Certification under Section 302 of the Sarbanes-Oxley Act.

32.1	CEO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act.

32.2	CFO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act.

99.1	Second Quarter Financial Results Press Release, Dated July 25, 2024.

99.2	Second Quarter Earnings Call Presentation Slides.

101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURE
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Signal Corporation

Date:	July 25, 2024	/s/ Ian A. Hudson
Ian A. Hudson
Senior Vice President and Chief Financial Officer (Principal Financial Officer)