Form 10-Q
period 2024-09-30
FEDERAL SIGNAL CORP /DE/
filed 2024-10-31
CIK 277509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of September 30, 2024, the number of shares outstanding of the registrant’s common stock was 61,106,430.

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

PART I. FINANCIAL INFORMATION
Item 1.     Financial Statements (Unaudited).
FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2024	2023	2024	2023
Net sales	$474.2	$446.4	$1,389.5	$1,274.3
Cost of sales	333.8	328.7	989.1	943.5
Gross profit	140.4	117.7	400.4	330.8
Selling, engineering, general and administrative expenses	60.1	50.6	175.6	156.0
Amortization expense	3.8	3.9	11.2	11.4
Acquisition and integration-related expenses, net	0.6	0.7	2.3	2.0
Operating income	75.9	62.5	211.3	161.4
Interest expense, net	3.0	5.1	9.4	15.4
Other expense, net	0.3	0.3	0.9	1.5
Income before income taxes	72.6	57.1	201.0	144.5
Income tax expense	18.7	13.8	34.7	33.5
Net income	$53.9	$43.3	$166.3	$111.0
Earnings per share:
Basic	$0.88	$0.71	$2.73	$1.83
Diluted	0.87	0.71	2.70	1.81
Weighted average common shares outstanding:
Basic	61.0	60.8	61.0	60.7
Diluted	61.7	61.4	61.7	61.4
See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Net income	$53.9	$43.3	$166.3	$111.0
Other comprehensive income (loss):
Change in foreign currency translation adjustment	5.6	(5.1)	0.3	(0.4)
Change in unrecognized net actuarial loss and prior service cost related to pension benefit plans, net of income tax (benefit) expense of $(0.1), $0.3, $0.3 and $0.3, respectively	(0.2)	0.9	0.8	0.8
Change in unrealized gain or loss on interest rate swaps, net of income tax (benefit) expense of $(0.5), $0.0, $(0.4) and $(0.1), respectively	(1.5)	0.1	(1.3)	(0.2)
Total other comprehensive income (loss)	3.9	(4.1)	(0.2)	0.2
Comprehensive income	$57.8	$39.2	$166.1	$111.2
See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2024	December 31, 2023
(in millions, except per share data)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$73.7	$61.0
Accounts receivable, net of allowances for doubtful accounts of $2.6 and $2.5, respectively	220.3	186.2
Inventories	337.0	303.4
Prepaid expenses and other current assets	18.2	19.6
Total current assets	649.2	570.2
Properties and equipment, net of accumulated depreciation of $186.5 and $173.3, respectively	205.6	190.8
Rental equipment, net of accumulated depreciation of $52.6 and $47.5, respectively	159.8	134.8
Operating lease right-of-use assets	27.0	21.0
Goodwill	471.6	472.7
Intangible assets, net of accumulated amortization of $82.0 and $70.7, respectively	197.1	207.5
Deferred tax assets	11.7	12.0
Other long-term assets	11.6	11.5
Total assets	$1,733.6	$1,620.5
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term borrowings and finance lease obligations	$8.1	$4.7
Accounts payable	88.9	66.7
Customer deposits	22.0	27.1
Accrued liabilities:
Compensation and withholding taxes	41.0	42.3
Current operating lease liabilities	7.1	6.8
Other current liabilities	62.3	48.2
Total current liabilities	229.4	195.8
Long-term borrowings and finance lease obligations	223.3	294.3
Long-term operating lease liabilities	20.7	14.9
Long-term pension and other postretirement benefit liabilities	41.0	44.2
Deferred tax liabilities	56.5	53.2
Other long-term liabilities	13.3	16.2
Total liabilities	584.2	618.6
Stockholders’ equity:
Common stock, $1 par value per share, 90.0 shares authorized, 70.3 and 70.0 shares issued, respectively	70.3	70.0
Capital in excess of par value	306.0	291.1
Retained earnings	1,060.1	915.8
Treasury stock, at cost, 9.2 and 9.0 shares, respectively	(205.5)	(193.7)
Accumulated other comprehensive loss	(81.5)	(81.3)
Total stockholders’ equity	1,149.4	1,001.9
Total liabilities and stockholders’ equity	$1,733.6	$1,620.5
See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
(in millions)	2024	2023
Operating activities:
Net income	$166.3	$111.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47.7	45.1
Stock-based compensation expense	12.2	8.9
Changes in fair value of contingent consideration	0.1	(0.2)
Amortization of interest rate swap settlement gain	(1.4)	(1.8)
Deferred income taxes	4.0	2.0
Changes in operating assets and liabilities	(88.2)	(74.0)
Net cash provided by operating activities	140.7	91.0
Investing activities:
Purchases of properties and equipment	(32.1)	(21.4)
Payments for acquisition-related activity, net of cash acquired	—	(55.1)
Other, net	1.3	0.8
Net cash used for investing activities	(30.8)	(75.7)
Financing activities:
(Decrease) increase in revolving lines of credit, net	(64.4)	4.6
Payments on long-term borrowings	(1.6)	—
Purchases of treasury stock	(4.5)	(4.3)
Redemptions of common stock to satisfy withholding taxes related to stock-based compensation	(6.0)	(5.6)
Payments for acquisition-related activity	—	(0.5)
Cash dividends paid to stockholders	(22.0)	(17.7)
Proceeds from stock-based compensation activity	1.6	2.3
Other, net	(0.3)	—
Net cash used for financing activities	(97.2)	(21.2)
Effects of foreign exchange rate changes on cash and cash equivalents	—	(0.6)
Increase (decrease) in cash and cash equivalents	12.7	(6.5)
Cash and cash equivalents at beginning of year	61.0	47.5
Cash and cash equivalents at end of period	$73.7	$41.0
See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Three Months ended September 30, 2024
(in millions)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at July 1, 2024	$70.3	$302.0	$1,013.5	$(200.8)	$(85.4)	$1,099.6
Net income			53.9			53.9
Total other comprehensive income					3.9	3.9
Cash dividends declared ($0.12 per share)			(7.3)			(7.3)
Stock-based payments:
Stock-based compensation		3.4				3.4
Stock option exercises and other	—	0.6		(0.3)		0.3
Stock repurchase program				(4.4)		(4.4)
Balance at September 30, 2024	$70.3	$306.0	$1,060.1	$(205.5)	$(81.5)	$1,149.4

	Three Months Ended September 30, 2023
(in millions)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at July 1, 2023	$69.9	$280.9	$838.3	$(185.5)	$(79.7)	$923.9
Net income			43.3			43.3
Total other comprehensive loss					(4.1)	(4.1)
Cash dividends declared ($0.10 per share)			(6.1)			(6.1)
Stock-based payments:
Stock-based compensation		3.1				3.1
Stock option exercises and other	—	0.7		(0.6)		0.1
Stock repurchase program				(4.3)		(4.3)
Balance at September 30, 2023	$69.9	$284.7	$875.5	$(190.4)	$(83.8)	$955.9

	Nine Months Ended September 30, 2024
(in millions)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2024	$70.0	$291.1	$915.8	$(193.7)	$(81.3)	$1,001.9
Net income			166.3			166.3
Total other comprehensive loss					(0.2)	(0.2)
Cash dividends declared ($0.36 per share)			(22.0)			(22.0)
Stock-based payments:
Stock-based compensation		11.3				11.3
Stock option exercises and other	0.2	3.7		(3.7)		0.2
Performance share unit transactions	0.1	(0.1)		(3.6)		(3.6)
Stock repurchase program				(4.5)		(4.5)
Balance at September 30, 2024	$70.3	$306.0	$1,060.1	$(205.5)	$(81.5)	$1,149.4

	Nine Months Ended September 30, 2023
(in millions)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2023	$69.5	$271.8	$782.2	$(178.6)	$(84.0)	$860.9
Net income			111.0			111.0
Total other comprehensive income					0.2	0.2
Cash dividends declared ($0.29 per share)			(17.7)			(17.7)
Stock-based payments:
Stock-based compensation		8.2				8.2
Stock option exercises and other	0.3	4.8		(4.2)		0.9
Performance share unit transactions	0.1	(0.1)		(3.3)		(3.3)
Stock repurchase program				(4.3)		(4.3)
Balance at September 30, 2023	$69.9	$284.7	$875.5	$(190.4)	$(83.8)	$955.9

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
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and (iii) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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
During the first quarter of 2024, the Company finalized the Trackless purchase price allocation and recognized measurement period adjustments, which primarily resulted from obtaining third-party valuations, that reduced the estimated fair value of contingent consideration by $0.2 million and increased the carrying value of acquired intangible assets by $1.1 million, resulting in a corresponding $1.3 million decrease to the carrying value of Goodwill, from the $8.0 million previously recognized as of December 31, 2023. The measurement period adjustments did not have a material impact on the Company’s Consolidated Statements of Operations for the nine months ended September 30, 2024.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
NOTE 3 – REVENUE RECOGNITION
The following table presents the Company’s Net sales disaggregated by geographic region, based on the location of the end customer, and by major product line:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Geographic Region:
U.S.	$379.9	$340.0	$1,098.6	$988.0
Canada	60.7	67.1	189.4	180.4
Europe/Other	33.6	39.3	101.5	105.9
Total net sales	$474.2	$446.4	$1,389.5	$1,274.3
Major Product Line:
Environmental Solutions
Vehicles and equipment (a)	$308.6	$290.5	$899.5	$820.8
Parts	56.8	53.8	177.9	168.2
Rental income (b)	15.4	13.8	44.8	41.7
Other (c)	17.4	14.9	38.8	34.1
Total	398.2	373.0	1,161.0	1,064.8
Safety and Security Systems
Public safety and security equipment	48.2	44.2	146.2	126.8
Industrial signaling equipment	17.9	17.8	52.4	55.1
Warning systems	9.9	11.4	29.9	27.6
Total	76.0	73.4	228.5	209.5
Total net sales	$474.2	$446.4	$1,389.5	$1,274.3
(a)    Includes net sales from the sale of new and used vehicles and equipment, including sales of rental equipment.
(b)    Represents income from vehicle and equipment lease arrangements with customers.
(c)    Primarily includes revenues from services, such as maintenance and repair work, and the sale of extended warranty contracts.
Contract Balances
The Company recognizes contract liabilities when cash payments, such as customer deposits, are received in advance of the Company’s satisfaction of the related performance obligations. Contract liabilities are recognized as Net sales when the related performance obligations are satisfied, which generally occurs within three to six months of the cash receipt. Contract liability balances are not materially impacted by any other factors. The Company’s contract liabilities were $25.7 million and $30.9 million as of September 30, 2024 and December 31, 2023, respectively. Contract assets, such as unbilled receivables, were not material as of any of the periods presented herein.
NOTE 4 – INVENTORIES
The following table summarizes the components of Inventories:

(in millions)	September 30, 2024	December 31, 2023
Finished goods	$127.2	$116.1
Raw materials	177.8	154.6
Work in process	32.0	32.7
Total inventories	$337.0	$303.4

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
NOTE 5 – DEBT
The following table summarizes the components of Long-term borrowings and finance lease obligations:

(in millions)	September 30, 2024	December 31, 2023
2022 Credit Agreement (a)	$229.7	$297.4
Finance lease obligations	1.7	1.6
Total long-term borrowings and finance lease obligations, including current portion	231.4	299.0
Less: Current maturities	7.0	3.9
Less: Current finance lease obligations	1.1	0.8
Total long-term borrowings and finance lease obligations	$223.3	$294.3
(a)     Defined as the Third Amended and Restated Credit Agreement, dated October 21, 2022, as amended.
As more fully described within Note 12 – Fair Value Measurements, the Company uses a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The fair value of the Company’s long-term borrowings and finance lease obligations is based on interest rates that we believe are currently available to us for issuance of debt with similar terms and remaining maturities (Level 2 input). The carrying amounts of the Company’s long-term borrowings and finance lease obligations approximate their fair values as of September 30, 2024 and December 31, 2023.
The 2022 Credit Agreement is a senior secured credit facility that provides the Company and certain of its foreign subsidiaries access to an aggregate original principal amount of up to $800 million, consisting of (i) a revolving credit facility in an amount up to $675 million (the “Revolver”) and (ii) a term loan facility in an original amount of up to $125 million. The 2022 Credit Agreement matures on October 21, 2027.
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
The Company is subject to certain net leverage ratio and interest coverage ratio financial covenants under the 2022 Credit Agreement that are measured at each fiscal quarter-end. The Company was in compliance with all such covenants as of September 30, 2024.
As of September 30, 2024, there was $107.0 million of cash drawn on the Revolver, $122.7 million outstanding under the term loan facility and $11.1 million of undrawn letters of credit under the 2022 Credit Agreement, with $556.9 million of net availability for borrowings. As of December 31, 2023, there was $173.2 million of cash drawn on the Revolver, $124.2 million outstanding under the term loan facility and $9.1 million of undrawn letters of credit under the 2022 Credit Agreement, with $492.7 million of net availability for borrowings.
The following table summarizes the gross borrowings and gross payments under the Company’s revolving credit facilities:

	Nine Months Ended September 30,
(in millions)	2024	2023
Gross borrowings	$18.0	$134.3
Gross payments	82.4	129.7

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
At September 30, 2024 and December 31, 2023, the fair value of the Company’s interest rate swaps was a liability of $1.0 million and $0.7 million, respectively, which were included in Other long-term liabilities on the Condensed Consolidated Balance Sheets. During the three and nine months ended September 30, 2024, unrealized pre-tax losses of $1.7 million and $0.3 million, respectively, were recorded in Accumulated other comprehensive loss. During the three and nine months ended September 30, 2023, unrealized pre-tax gains of $0.6 million and $1.5 million, respectively, were recorded in Accumulated other comprehensive loss. No ineffectiveness was recorded in either period.
In connection with entering into the 2022 Credit Agreement in October 2022, the Company terminated an interest rate swap initially entered into in 2019, receiving proceeds of $4.3 million upon settlement. The settlement gain was recorded in Accumulated other comprehensive loss and was amortized into earnings ratably through the original maturity date of July 30, 2024. During the three and nine months ended September 30, 2024, the Company recognized non-cash settlement gains of $0.2 million and $1.4 million, respectively, as a component of Interest expense, net on the Condensed Consolidated Statements of Operations. During the three and nine months ended September 30, 2023, the Company recognized non-cash settlement gains of $0.6 million and $1.8 million, respectively, as a component of Interest expense, net on the Condensed Consolidated Statements of Operations.
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
During the first quarter of 2024, the tax authorities notified the Company that the amended tax returns had been approved, at which point receipt of the refund claim was considered more-likely-than-not. As a result, the Company released the associated liability for unrecognized tax benefits and recognized a $13.0 million discrete tax benefit for the U.S. federal refund claim, net of taxes on the associated interest. During the second quarter of 2024, the Company received the U.S. federal income tax refund and began amending applicable state tax returns to reflect the worthless stock deduction, resulting in the recognition of a $2.6 million discrete state tax benefit.
The Company recognized income tax expense of $18.7 million for the three months ended September 30, 2024, compared to $13.8 million in the prior-year quarter, with the increase primarily due to higher pre-tax income levels. The Company’s effective tax rate for the three months ended September 30, 2024 was 25.8%, compared to 24.2% in the prior-year quarter.
Including the discrete tax benefits associated with the worthless stock deduction, which aggregated to $15.6 million, and the recognition of $1.7 million in excess tax benefits associated with stock-based compensation activity, the Company recognized income tax expense of $34.7 million for the nine months ended September 30, 2024, resulting in an effective tax rate of 17.3%. For the nine months ended September 30, 2023, the Company recognized income tax expense of $33.5 million, resulting in an

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
effective tax rate of 23.2%. The Company’s income tax expense and effective tax rate for the nine months ended September 30, 2023 also included the effects of the recognition of $1.9 million in excess tax benefits associated with stock-based compensation activity and a $0.6 million benefit associated with changes in tax reserves.
NOTE 7 – PENSIONS
The following table summarizes the components of Net periodic pension expense (benefit):

	U.S. Benefit Plan				Non-U.S. Benefit Plan
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023	2024	2023	2024	2023
Service cost	$—	$—	$—	$—	$—	$0.1	$0.1	$0.1
Interest cost	1.5	1.6	4.4	4.6	0.4	0.3	1.1	1.1
Amortization of actuarial loss	0.5	0.4	1.5	1.0	0.3	0.2	0.7	0.7
Amortization of prior service cost	—	—	—	—	—	0.1	0.1	0.1
Expected return on plan assets	(1.8)	(1.9)	(5.4)	(5.7)	(0.6)	(0.6)	(1.7)	(1.6)
Net periodic pension expense (benefit)	$0.2	$0.1	$0.5	$(0.1)	$0.1	$0.1	$0.3	$0.4
The items that comprise Net periodic pension expense (benefit), other than service cost, are included as a component of Other expense, net on the Condensed Consolidated Statements of Operations.
In October 2024, the Company executed an amendment to the Federal Signal Corporation Retirement Plan (“the Plan”), which enabled the Company to announce a limited-time voluntary lump-sum pension offering to eligible plan participants. The lump-sum settlement payments will be made during the fourth quarter of 2024, using assets from the Plan. In connection with the lump-sum offering, the Company expects to incur a pre-tax, non-cash settlement charge of up to $5 million in the fourth quarter of 2024, when the lump sum settlements are expected to be paid. The Company also anticipates that the lump-sum offering will result in a decrease in the Company’s Long-term pension and other postretirement benefit liabilities as presented on the Condensed Consolidated Balance Sheet.
NOTE 8 – COMMITMENTS AND CONTINGENCIES
Financial Commitments
The Company provides indemnifications and other guarantees in the ordinary course of business, the terms of which range in duration and often are not explicitly defined. Specifically, the Company is occasionally required to provide letters of credit and bid and performance bonds to various customers, principally to act as security for retention levels related to casualty insurance policies and to guarantee the performance of subsidiaries that engage in export and domestic transactions. At September 30, 2024, the Company had outstanding performance and financial standby letters of credit, as well as outstanding bid and performance bonds, aggregating to $25.0 million. If any such letters of credit or bonds are called, the Company would be obligated to reimburse the issuer of the letter of credit or bond. The Company believes the likelihood of any currently outstanding letter of credit or bond being called is remote.
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

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
The following table summarizes the changes in the Company’s warranty liabilities during the nine months ended September 30, 2024 and 2023:

(in millions)	2024	2023
Balance at January 1	$9.6	$9.3
Provisions to expense	6.5	5.7
Acquisitions	—	0.1
Payments	(6.2)	(5.8)
Balance at September 30	$9.9	$9.3
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
In 2014, an action was brought in the Court of Common Pleas of Erie County, Pennsylvania on behalf of 61 firefighters against various defendants in addition to the Company. Also in 2014, 20 lawsuits involving a total of 193 Buffalo Fire Department firefighters were filed in the Supreme Court of the State of New York, Erie County. In 2015, the Company was served with a complaint filed in Union County, New Jersey state court, involving 34 New Jersey firefighters. In 2016, nine cases were filed in Suffolk County, Massachusetts state court, naming the Company as a defendant. These cases involved 194 firefighters who lived and worked in the Boston area. In 2017, plaintiffs’ attorneys filed additional hearing loss cases in Florida. Prior to a dismissal of these cases pursuant to the Tolling Agreement discussed below, there was a total of 1,084 firefighters involved in these cases.
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
Pursuant to the 2019 Settlement Agreement, the Company would pay $700 to each firefighter who filed a lawsuit and is eligible to be part of the settlement and $300 to each firefighter who has not yet filed a case and is eligible to be part of the settlement. To be eligible for settlement, among other things, firefighters must provide proof that they have high frequency noise-induced hearing loss. There are approximately 2,160 firefighters whose claims may be considered as part of this settlement, including approximately 921 firefighters who have ongoing filed lawsuits. The 2019 Settlement Agreement requires plaintiffs’ attorneys to withdraw from representing firefighters who elect not to participate in the settlement and does not include the payment of any attorney fees by the Company. Pursuant to the 2019 Settlement Agreement, the parties initiated the process of determining how many of the approximately 2,160 firefighters will be eligible to participate in the settlement.
As of September 30, 2024, the Company has recognized an estimated liability for the potential settlement amount under the Settlement Framework. While it is reasonably possible that the ultimate resolution of this matter may result in a loss in excess of the amount accrued, the incremental loss is not expected to be material.
NOTE 9 – EARNINGS PER SHARE
The Company computes earnings per share (“EPS”) in accordance with Accounting Standards Codification (“ASC”) 260, Earnings per Share, which requires that non-vested restricted stock containing non-forfeitable dividend rights should be treated as participating securities pursuant to the two-class method. Under the two-class method, net income is reduced by the amount of dividends declared in the period for common stock and participating securities. The remaining undistributed earnings are then allocated to common stock and participating securities as if all of the net income for the period had been distributed. The amounts of distributed and undistributed earnings allocated to participating securities for the three and nine months ended September 30, 2024 and 2023 were insignificant and did not materially impact the calculation of basic or diluted EPS.
Basic EPS is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock and non-vested restricted stock awards outstanding for the period.
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
For both the three and nine months ended September 30, 2024 and 2023, the number of options to purchase shares of the Company’s stock that had an antidilutive effect on EPS was immaterial.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
The following table reconciles Net income to basic and diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2024	2023	2024	2023
Net income	$53.9	$43.3	$166.3	$111.0
Weighted average shares outstanding – Basic	61.0	60.8	61.0	60.7
Dilutive effect of common stock equivalents	0.7	0.6	0.7	0.7
Weighted average shares outstanding – Diluted	61.7	61.4	61.7	61.4
Earnings per share:
Basic	$0.88	$0.71	$2.73	$1.83
Diluted	0.87	0.71	2.70	1.81
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
On July 23, 2024, the Board declared a quarterly cash dividend of $0.12 per common share payable. The dividend totaled $7.3 million and was distributed on August 30, 2024 to stockholders of record at the close of business on August 16, 2024.
During the three and nine months ended September 30, 2023, dividends of $6.1 million and $17.7 million, respectively, were paid to stockholders.
On October 22, 2024, the Board declared a quarterly cash dividend of $0.12 per common share payable on December 2, 2024 to stockholders of record at the close of business on November 15, 2024.
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
During the three months ended September 30, 2024, the Company repurchased 52,500 shares for a total of $4.4 million under its stock repurchase program. During the nine months ended September 30, 2024, the Company repurchased 54,100 shares for a total of $4.5 million under its stock repurchase program.
During the three and nine months ended September 30, 2023, the Company repurchased 72,468 shares for a total of $4.3 million under its stock repurchase program.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
Accumulated Other Comprehensive Loss
The following tables summarize the changes in each component of Accumulated other comprehensive loss, net of tax in the three months ended September 30, 2024 and 2023:

(in millions)	Actuarial Losses	Prior Service Costs	Foreign Currency Translation	Interest Rate Swaps	Total
Balance at July 1, 2024 (a)	$(68.8)	$(1.9)	$(15.4)	$0.7	$(85.4)
Other comprehensive (loss) income before reclassifications	(0.8)	—	5.6	(1.1)	3.7
Amounts reclassified from accumulated other comprehensive loss	0.6	—	—	(0.4)	0.2
Net current-period other comprehensive (loss) income	(0.2)	—	5.6	(1.5)	3.9
Balance at September 30, 2024 (a)	$(69.0)	$(1.9)	$(9.8)	$(0.8)	$(81.5)

(in millions)	Actuarial Losses	Prior Service Costs	Foreign Currency Translation	Interest Rate Swaps	Total
Balance at July 1, 2023 (a)	$(68.7)	$(2.0)	$(11.3)	$2.3	$(79.7)
Other comprehensive income (loss) before reclassifications	0.3	—	(5.1)	0.8	(4.0)
Amounts reclassified from accumulated other comprehensive loss	0.5	0.1	—	(0.7)	(0.1)
Net current-period other comprehensive income (loss)	0.8	0.1	(5.1)	0.1	(4.1)
Balance at September 30, 2023 (a)	$(67.9)	$(1.9)	$(16.4)	$2.4	$(83.8)
(a)    Amounts in parentheses indicate losses.

The following tables summarize the changes in each component of Accumulated other comprehensive loss, net of tax in the nine months ended September 30, 2024 and 2023:

(in millions)	Actuarial Losses	Prior Service Costs	Foreign Currency Translation	Interest Rate Swaps	Total
Balance at January 1, 2024 (a)	$(69.7)	$(2.0)	$(10.1)	$0.5	$(81.3)
Other comprehensive (loss) income before reclassifications	(0.9)	—	0.3	0.5	(0.1)
Amounts reclassified from accumulated other comprehensive loss	1.6	0.1	—	(1.8)	(0.1)
Net current-period other comprehensive income (loss)	0.7	0.1	0.3	(1.3)	(0.2)
Balance at September 30, 2024 (a)	$(69.0)	$(1.9)	$(9.8)	$(0.8)	$(81.5)

(in millions)	Actuarial Losses	Prior Service Costs	Foreign Currency Translation	Interest Rate Swaps	Total
Balance at January 1, 2023 (a)	$(68.6)	$(2.0)	$(16.0)	$2.6	$(84.0)
Other comprehensive (loss) income before reclassifications	(0.6)	—	(0.4)	1.5	0.5
Amounts reclassified from accumulated other comprehensive loss	1.3	0.1	—	(1.7)	(0.3)
Net current-period other comprehensive income (loss)	0.7	0.1	(0.4)	(0.2)	0.2
Balance at September 30, 2023 (a)	$(67.9)	$(1.9)	$(16.4)	$2.4	$(83.8)
(a)    Amounts in parentheses indicate losses.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
The following table summarizes the amounts reclassified from Accumulated other comprehensive loss, net of tax, in the three months ended September 30, 2024 and 2023 and the affected line item in the Condensed Consolidated Statements of Operations:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in Condensed Consolidated Statements of Operations
	2024	2023
(in millions) (a)
Amortization of actuarial losses of defined benefit pension plans	$(0.8)	$(0.6)	Other expense, net
Amortization of prior service costs of defined benefit pension plans	—	(0.1)	Other expense, net
Interest rate swaps	0.6	0.9	Interest expense, net
Total before tax	(0.2)	0.2
Income tax expense	—	(0.1)	Income tax expense
Total reclassifications for the period, net of tax	$(0.2)	$0.1
(a)    Amounts in parentheses indicate losses.
The following table summarizes the amounts reclassified from Accumulated other comprehensive loss, net of tax, in the nine months ended September 30, 2024 and 2023 and the affected line item in the Condensed Consolidated Statements of Operations:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in Condensed Consolidated Statements of Operations
	2024	2023
(in millions) (a)
Amortization of actuarial losses of defined benefit pension plans	$(2.2)	$(1.7)	Other expense, net
Amortization of prior service costs of defined benefit pension plans	(0.1)	(0.1)	Other expense, net
Interest rate swaps	2.4	2.3	Interest expense, net
Total before tax	0.1	0.5
Income tax expense	—	(0.2)	Income tax expense
Total reclassifications for the period, net of tax	$0.1	$0.3
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
The following tables summarize the Company’s operations by segment, including Net sales, Operating income (loss), and Total assets:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Net sales:
Environmental Solutions	$398.2	$373.0	$1,161.0	$1,064.8
Safety and Security Systems	76.0	73.4	228.5	209.5
Total net sales	$474.2	$446.4	$1,389.5	$1,274.3
Operating income (loss):
Environmental Solutions	$71.5	$57.2	$196.1	$151.0
Safety and Security Systems	16.8	13.7	48.9	39.9
Corporate and eliminations	(12.4)	(8.4)	(33.7)	(29.5)
Total operating income	75.9	62.5	211.3	161.4
Interest expense, net	3.0	5.1	9.4	15.4
Other expense, net	0.3	0.3	0.9	1.5
Income before income taxes	$72.6	$57.1	$201.0	$144.5

(in millions)	September 30, 2024	December 31, 2023
Total assets:
Environmental Solutions	$1,391.6	$1,290.9
Safety and Security Systems	288.3	288.1
Corporate and eliminations	53.7	41.5
Total assets	$1,733.6	$1,620.5
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
Contingent Consideration
At September 30, 2024, the Company had contingent obligations to transfer up to $7.5 million, $6.2 million, and C$6.0 million (approximately $4.4 million), to the former owners of Deist Industries, Inc. and certain of its affiliates (collectively, “Deist”), Blasters, Inc. and Blasters Technologies, LLC (collectively, “Blasters”), and Trackless, respectively, if specified financial results are met over future reporting periods (i.e., an earn-out). The Deist, Blasters, and Trackless acquisitions were completed on December 30, 2021, January 3, 2023, and April 3, 2023, respectively. The Deist contingent earn-out payment, if earned, would be due to be paid following the third anniversary of the closing date. The Blasters contingent earn-out payments, if earned, would be due to be paid annually, in each of the three years following the anniversary of the closing date. There was no contingent earn-out payable for the first annual measurement period ended December 31, 2023. The Trackless contingent earn-out payment, if earned, would be due to be paid following the second anniversary of the closing date. During the nine months ended September 30, 2023, the Company paid $0.5 million to settle the contingent consideration obligation due to the former owners of Mark Rite Lines Equipment Company, Inc. (“MRL”), which was acquired on July 1, 2019.
Liabilities for contingent consideration are measured at fair value each reporting period, with the acquisition-date fair value included as part of the consideration transferred. Subsequent changes in fair value are included as a component of Acquisition and integration-related expenses, net on the Condensed Consolidated Statements of Operations.
The Company uses an income approach to value the contingent consideration liability based on the present value of risk-adjusted future cash flows under either a scenario-based or option-pricing method, as appropriate. Due to the lack of relevant observable market data over fair value inputs, such as prospective financial information or probabilities of future events as of September 30, 2024, the Company has classified the contingent consideration liability within Level 3 of the fair value hierarchy outlined in ASC 820, Fair Value Measurements.
The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2024:

	Fair Value Measurement at Reporting Date Using
(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$24.7	$—	$—	$24.7
Liabilities:
Contingent consideration	—	—	4.7	4.7
Interest rate swaps	—	1.0	—	1.0

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
The following table provides a roll-forward of the fair value of recurring Level 3 fair value measurements in the three months ended September 30, 2024 and 2023:

(in millions)	2024		2023
Contingent consideration liability, at July 1	$4.7	`	$10.5
Foreign currency translation	—		(0.1)
Contingent consideration liability, at September 30	$4.7		$10.4
The following table provides a roll-forward of the fair value of recurring Level 3 fair value measurements in the nine months ended September 30, 2024 and 2023:

(in millions)	2024	2023
Contingent consideration liability, at January 1	$4.9	$2.7
Acquisitions, including measurement period adjustments	(0.2)	8.5
Settlements of contingent consideration liabilities	—	(0.5)
Foreign currency translation	(0.1)	(0.1)
Total expense (benefit) included in earnings (a)	0.1	(0.2)
Contingent consideration liability, at September 30	$4.7	$10.4
(a)    Changes in the fair value of contingent consideration liabilities are included as a component of Acquisition and integration-related expenses, net on the Condensed Consolidated Statements of Operations
NOTE 13 – SUBSEQUENT EVENTS
Acquisition of Standard Equipment Company
On October 4, 2024, the Company completed the acquisition of substantially all the assets and operations of Standard Equipment Company (“Standard”) for an initial purchase price of $38.8 million, subject to certain closing adjustments. The initial purchase price was funded through existing cash on hand. In addition, there is a contingent earn-out payment of up to $4.8 million that is based on the achievement of certain financial targets over a specified performance period.
Standard is a leading distributor of specialty maintenance and infrastructure equipment for municipal and industrial markets in parts of Illinois and Indiana. The Company expects that the acquisition of Standard will further build upon its aftermarket growth strategy by adding additional scale and capabilities to its parts, services, rental, and used equipment operations.
The preliminary purchase price allocation has not been completed as of the date of this Form 10-Q due to the proximity of the date of acquisition to the date of issuance of the condensed consolidated financial statements. The post-acquisition operating results of Standard are expected to be included within the Environmental Solutions Group.

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
Executive Summary
The Company is a leading global manufacturer and supplier of (i) vehicles and equipment for maintenance and infrastructure end-markets, including sewer cleaners, industrial vacuum loaders, vacuum- and hydro-excavation trucks (collectively, “safe-digging trucks”), street sweepers, waterblasting equipment, road-marking and line-removal equipment, dump truck bodies, trailers, metal extraction support equipment, and multi-purpose maintenance vehicles, and (ii) public safety equipment, such as vehicle lightbars and sirens, industrial signaling equipment, public warning systems, and general alarm/public address systems. In addition, we engage in the sale of parts, service and repair, equipment rentals, and training as part of a comprehensive aftermarket offering to our customer base. We operate 23 principal manufacturing facilities in five countries and provide products and integrated solutions to municipal, governmental, industrial, and commercial customers in all regions of the world.
As described in Note 11 – Segment Information to the accompanying condensed consolidated financial statements, the Company’s business units are organized in two reportable segments: the Environmental Solutions Group and the Safety and Security Systems Group.
Operating Results
Net sales for the three months ended September 30, 2024 increased by $27.8 million, or 6%, compared to the prior-year quarter, primarily due to higher sales volumes and the effects of pricing actions. Our Environmental Solutions Group reported a net sales increase of $25.2 million, or 7%, primarily due to increases in sales of dump truck bodies, sewer cleaners, street sweepers, road-marking and line-removal equipment, and metal extraction support equipment of $9.2 million, $4.8 million, $3.3 million, $1.6 million, and $1.3 million, respectively. In addition, aftermarket revenues improved by $9.8 million. Partially offsetting these improvements were reductions in sales of trailers and safe-digging trucks of $3.3 million and $2.5 million, respectively. Within our Safety and Security Systems Group, net sales increased by $2.6 million, or 4%, primarily due to improvements in sales of public safety equipment of $4.0 million, partially offset by a $1.5 million reduction in sales of warning systems.
Net sales for the nine months ended September 30, 2024 increased by $115.2 million, or 9%, compared to the prior-year period, primarily due to higher sales volumes, inclusive of the effects of acquisitions, and pricing actions. Our Environmental Solutions Group reported a net sales increase of $96.2 million, or 9%, primarily due to increases in sales of dump truck bodies, sewer cleaners, street sweepers, road-marking and line-removal equipment, industrial vacuum loaders, multi-purpose maintenance vehicles, metal extraction support equipment, refuse trucks, safe-digging trucks and hoists of $23.1 million, $12.1 million, $11.6 million, $7.9 million, $6.9 million, $6.7 million, $6.6 million, $4.6 million, $3.8 million and $2.5 million, respectively. In addition, aftermarket revenues improved by $16.0 million. Partially offsetting these improvements was a reduction in sales of trailers of $7.6 million as well as a $1.6 million unfavorable foreign currency translation impact. Within our Safety and Security Systems Group, net sales increased by $19.0 million, or 9%, primarily due to improvements in sales of public safety equipment and warning systems of $19.5 million and $2.2 million, respectively, partially offset by a $2.8 million reduction in sales of industrial signaling equipment.
Operating income for the three months ended September 30, 2024 increased by $13.4 million, or 21%, compared to the prior-year quarter, primarily driven by a $22.7 million improvement in gross profit, a $0.1 million decrease in acquisition and integration-related expenses, and a $0.1 million reduction in amortization expense, partially offset by a $9.5 million increase in Selling, Engineering, General and Administrative (“SEG&A”) expenses. Consolidated operating margin for the three months ended September 30, 2024 was 16.0%, compared to 14.0% in the prior-year quarter.
Operating income for the nine months ended September 30, 2024 increased by $49.9 million, or 31%, compared to the prior-year period, primarily driven by a $69.6 million improvement in gross profit and a $0.2 million decrease in amortization expense, partially offset by a $19.6 million increase in SEG&A expenses and a $0.3 million increase in acquisition and integration-related expenses. Consolidated operating margin for the nine months ended September 30, 2024 was 15.2%, compared to 12.7% in the prior-year period.
Income before income taxes for the three months ended September 30, 2024 increased by $15.5 million, or 27%, compared to the prior-year quarter. The increase resulted from the higher operating income and a $2.1 million reduction in interest expense.
Income before income taxes for the nine months ended September 30, 2024 increased by $56.5 million, or 39%, compared to the prior-year period. The increase resulted from the higher operating income, a $6.0 million reduction in interest expense, and a $0.6 million decrease in other expense.
Net income for the three months ended September 30, 2024 increased by $10.6 million compared to the prior-year quarter, largely due to the aforementioned increase in income before taxes, partially offset by a $4.9 million increase in income tax expense. The effective tax rate for the three months ended September 30, 2024 was 25.8%, compared to 24.2% in the prior-year quarter.
Net income for the nine months ended September 30, 2024 increased by $55.3 million compared to the prior-year period, largely due to the aforementioned increase in income before taxes, partially offset by a $1.2 million increase in income tax expense. The effective tax rate for the nine months ended September 30, 2024 was 17.3%, compared to 23.2% in the prior-year period.
Total orders for the three months ended September 30, 2024 were $426 million, a reduction of $24 million, or 5%, as compared to the prior-year quarter. Our Environmental Solutions Group reported total orders of $353 million in the three months ended September 30, 2024, a reduction of $22 million, or 6%, in comparison to the prior-year quarter. Orders in the three months ended September 30, 2024 within our Safety and Security Systems Group were $73 million, a decrease of $2 million, or 3%, compared to the prior-year quarter.
Total orders for the nine months ended September 30, 2024 were $1.40 billion, a $4 million reduction compared to the prior-year period. Our Environmental Solutions Group reported total orders of $1.18 billion in the nine months ended September 30, 2024, a reduction of $3 million compared to the prior-year period. Orders in the nine months ended September 30, 2024 within our Safety and Security Systems Group were $225 million, a decrease of $1 million compared to the prior-year period.
Our consolidated backlog at September 30, 2024 was $1.03 billion, an increase of $27 million, or 3%, compared to the prior-year quarter.

Results of Operations
The following table summarizes our Condensed Consolidated Statements of Operations and illustrates key financial indicators used to assess our consolidated financial results:

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in millions, except per share data)	2024	2023	Change	2024	2023	Change
Net sales	$474.2	$446.4	$27.8	$1,389.5	$1,274.3	$115.2
Cost of sales	333.8	328.7	5.1	989.1	943.5	45.6
Gross profit	140.4	117.7	22.7	400.4	330.8	69.6
Selling, engineering, general and administrative expenses	60.1	50.6	9.5	175.6	156.0	19.6
Amortization expense	3.8	3.9	(0.1)	11.2	11.4	(0.2)
Acquisition and integration-related expenses, net	0.6	0.7	(0.1)	2.3	2.0	0.3
Operating income	75.9	62.5	13.4	211.3	161.4	49.9
Interest expense, net	3.0	5.1	(2.1)	9.4	15.4	(6.0)
Other expense, net	0.3	0.3	—	0.9	1.5	(0.6)
Income before income taxes	72.6	57.1	15.5	201.0	144.5	56.5
Income tax expense	18.7	13.8	4.9	34.7	33.5	1.2
Net income	$53.9	$43.3	$10.6	$166.3	$111.0	$55.3
Operating data:
Operating margin	16.0%	14.0%	2.0%	15.2%	12.7%	2.5%
Diluted earnings per share	$0.87	$0.71	$0.16	$2.70	$1.81	$0.89
Total orders	425.9	450.2	(24.3)	1,401.6	1,405.1	(3.5)
Backlog	1,032.8	1,005.8	27.0	1,032.8	1,005.8	27.0
Depreciation and amortization	16.5	15.3	1.2	47.7	45.1	2.6
Net sales
Net sales for the three months ended September 30, 2024 increased by $27.8 million, or 6%, compared to the prior-year quarter, primarily due to higher sales volumes and the effects of pricing actions. The Environmental Solutions Group reported a net sales increase of $25.2 million, or 7%, primarily due to increases in sales of dump truck bodies, sewer cleaners, street sweepers, road-marking and line-removal equipment, and metal extraction support equipment of $9.2 million, $4.8 million, $3.3 million, $1.6 million, and $1.3 million, respectively. In addition, aftermarket revenues improved by $9.8 million. Partially offsetting these improvements were reductions in sales of trailers and safe-digging trucks of $3.3 million and $2.5 million, respectively. Within the Safety and Security Systems Group, net sales increased by $2.6 million, or 4%, primarily due to improvements in sales of public safety equipment of $4.0 million, partially offset by a $1.5 million reduction in sales of warning systems.
Net sales for the nine months ended September 30, 2024 increased by $115.2 million, or 9%, compared to the prior-year period, primarily due to higher sales volumes, inclusive of the effects of acquisitions, and pricing actions. The Environmental Solutions Group reported a net sales increase of $96.2 million, or 9%, primarily due to increases in sales of dump truck bodies, sewer cleaners, street sweepers, road-marking and line-removal equipment, industrial vacuum loaders, multi-purpose maintenance vehicles, metal extraction support equipment, refuse trucks, safe-digging trucks and hoists of $23.1 million, $12.1 million, $11.6 million, $7.9 million, $6.9 million, $6.7 million, $6.6 million, $4.6 million, $3.8 million and $2.5 million, respectively. In addition, aftermarket revenues improved by $16.0 million. Partially offsetting these improvements was a reduction in sales of trailers of $7.6 million as well as a $1.6 million unfavorable foreign currency translation impact. Within the Safety and Security Systems Group, net sales increased by $19.0 million, or 9%, primarily due to improvements in sales of public safety equipment and warning systems of $19.5 million and $2.2 million, respectively, partially offset by a $2.8 million reduction in sales of industrial signaling equipment.
Cost of sales
Cost of sales increased by $5.1 million, or 2%, for the three months ended September 30, 2024 compared to the prior-year quarter, largely due to an increase of $7.5 million, or 3%, within the Environmental Solutions Group, primarily related to higher sales volumes and increased material costs. Within the Safety and Security Systems Group, cost of sales decreased by $2.4 million, or 5%, primarily related to favorable product mix and lower material costs, partially offset by higher sales volumes.

Cost of sales increased by $45.6 million, or 5%, for the nine months ended September 30, 2024 compared to the prior-year period, largely due to an increase of $41.6 million, or 5%, within the Environmental Solutions Group, primarily related to higher sales volumes, inclusive of the effects of acquisitions, and increased material costs. Within the Safety and Security Systems Group, cost of sales increased by $4.0 million, or 3%, primarily related to higher sales volumes, partially offset by favorable product mix and lower material costs.
Gross profit
Gross profit increased by $22.7 million, or 19%, for the three months ended September 30, 2024 compared to the prior-year quarter, primarily due to a $17.7 million improvement within the Environmental Solutions Group and a $5.0 million increase within the Safety and Security Systems Group. Gross profit as a percentage of revenues (“gross profit margin”) for the three months ended September 30, 2024 was 29.6%, compared to 26.4% in the prior-year quarter, primarily due to improvements within the Environmental Solutions Group and the Safety and Security Systems Group of 290 basis points and 530 basis points, respectively.
Gross profit increased by $69.6 million, or 21%, for the nine months ended September 30, 2024 compared to the prior-year period, primarily due to a $54.6 million improvement within the Environmental Solutions Group and a $15.0 million increase within the Safety and Security Systems Group. Gross profit margin for the nine months ended September 30, 2024 was 28.8%, compared to 26.0% in the prior-year period, primarily due to improvements within the Environmental Solutions Group and the Safety and Security Systems Group of 280 basis points and 330 basis points, respectively.
SEG&A expenses
SEG&A expenses for the three months ended September 30, 2024 increased by $9.5 million, or 19%, compared to the prior-year quarter, primarily due to increases of $3.7 million and $1.9 million within the Environmental Solutions Group and the Safety and Security Systems Group, respectively, in addition to a $3.9 million increase in Corporate SEG&A expenses. As a percentage of net sales, SEG&A expenses were 12.7% in the current-year quarter, compared to 11.3% in the prior-year quarter.
SEG&A expenses for the nine months ended September 30, 2024 increased by $19.6 million, or 13%, compared to the prior-year period, primarily due to increases of $9.4 million and $6.0 million within the Environmental Solutions Group and the Safety and Security Systems Group, respectively, in addition to a $4.2 million increase in Corporate SEG&A expenses. As a percentage of net sales, SEG&A expenses were 12.6% in the current-year period, compared to 12.2% in the prior-year period.
Operating income
Operating income for the three months ended September 30, 2024 increased by $13.4 million, or 21%, compared to the prior-year quarter, primarily driven by a $22.7 million improvement in gross profit, a $0.1 million decrease in acquisition and integration-related expenses, and a $0.1 million reduction in amortization expense, partially offset by a $9.5 million increase in SEG&A expenses. Consolidated operating margin for the three months ended September 30, 2024 was 16.0%, compared to 14.0% in the prior-year quarter.
Operating income for the nine months ended September 30, 2024 increased by $49.9 million, or 31%, compared to the prior-year period, primarily driven by a $69.6 million improvement in gross profit and a $0.2 million decrease in amortization expense, partially offset by a $19.6 million increase in SEG&A expenses and a $0.3 million increase in acquisition and integration-related expenses. Consolidated operating margin for the nine months ended September 30, 2024 was 15.2%, compared to 12.7% in the prior-year period.
Interest expense, net
Interest expense, net, for the three and nine months ended September 30, 2024 decreased by $2.1 million and $6.0 million, respectively, compared to the corresponding periods of the prior year, largely due to reductions in average debt levels.
Other expense, net
Other expense, net, for the three months ended September 30, 2024 was $0.3 million, unchanged from the prior-year quarter.
Other expense, net, for the nine months ended September 30, 2024 decreased by $0.6 million, compared to the prior-year period, primarily due to the non-recurrence of an $0.8 million environmental remediation charge recorded in the prior-year period associated with a business discontinued in 2009 and lower foreign currency transaction losses, partially offset by a $0.5 million increase in net periodic pension expense.

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
During the first quarter of 2024, the tax authorities notified the Company that the amended tax returns had been approved, at which point receipt of the refund claim was considered more-likely-than-not. As a result, the Company released the associated liability for unrecognized tax benefits and recognized a $13.0 million discrete tax benefit for the U.S. federal refund claim, net of taxes on the associated interest. During the second quarter of 2024, the Company received the U.S. federal income tax refund and began amending applicable state tax returns to reflect the worthless stock deduction, resulting in the recognition of a $2.6 million discrete state tax benefit.
The Company recognized income tax expense of $18.7 million for the three months ended September 30, 2024, compared to $13.8 million in the prior-year quarter, with the increase primarily due to higher pre-tax income levels. The Company’s effective tax rate for the three months ended September 30, 2024 was 25.8%, compared to 24.2% in the prior-year quarter.
Including the discrete tax benefits associated with the worthless stock deduction, which aggregated to $15.6 million, and the recognition of $1.7 million in excess tax benefits associated with stock-based compensation activity, the Company recognized income tax expense of $34.7 million for the nine months ended September 30, 2024, resulting in an effective tax rate of 17.3%. For the nine months ended September 30, 2023, the Company recognized income tax expense of $33.5 million, resulting in an effective tax rate of 23.2%. The Company’s income tax expense and effective tax rate for the nine months ended September 30, 2023 also included the effects of the recognition of $1.9 million in excess tax benefits associated with stock-based compensation activity and a $0.6 million benefit associated with changes in tax reserves.
Net income
Net income for the three months ended September 30, 2024 increased by $10.6 million compared to the prior-year quarter, largely due to the aforementioned increase in income before taxes, partially offset by a $4.9 million increase in income tax expense.
Net income for the nine months ended September 30, 2024 increased by $55.3 million compared to the prior-year period, largely due to the aforementioned increase in income before taxes, partially offset by a $1.2 million increase in income tax expense.
Environmental Solutions
The following table summarizes the Environmental Solutions Group’s operating results as of and for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in millions)	2024	2023	Change	2024	2023	Change
Net sales	$398.2	$373.0	$25.2	$1,161.0	$1,064.8	$96.2
Operating income	71.5	57.2	14.3	196.1	151.0	45.1
Operating data:
Operating margin	18.0%	15.3%	2.7%	16.9%	14.2%	2.7%
Total orders	$352.7	$374.8	$(22.1)	$1,176.6	$1,179.2	$(2.6)
Backlog	979.7	938.6	41.1	979.7	938.6	41.1
Depreciation and amortization	15.4	14.3	1.1	44.4	41.8	2.6
Three months ended September 30, 2024 vs. three months ended September 30, 2023
Total orders for the three months ended September 30, 2024 decreased by $22.1 million, or 6%, compared to the prior-year quarter. U.S. orders decreased by $7.0 million, primarily due to reductions in orders for safe-digging trucks, street sweepers, refuse trucks, hoists, road-marking and line-removal equipment, metal extraction support equipment, and industrial vacuum loaders of $18.2 million, $4.0 million, $3.4 million, $1.4 million, $1.0 million, $0.7 million, and $0.6 million, respectively. Partially offsetting these reductions were improvements in orders of aftermarket offerings, dump truck bodies, sewer cleaners, and trailers of $7.9 million, $7.0 million, $6.7 million, and $1.1 million, respectively. Non-U.S. orders decreased by $15.1 million, largely due to reductions in orders for sewer cleaners, metal extraction support equipment, safe-digging trucks, multi-purpose maintenance vehicles, refuse trucks, and street sweepers of $2.9 million, $2.5 million, $2.2 million, $2.1 million, $1.4 million, and $1.2 million, respectively.
Net sales for the three months ended September 30, 2024 increased by $25.2 million, or 7%, compared to the prior-year quarter, primarily due to higher sales volumes and pricing actions. For the three months ended September 30, 2024, U.S. sales increased by $30.7 million, largely due to increases in sales of dump truck bodies, sewer cleaners, street sweepers, metal extraction support equipment, refuse trucks, and road-marking and line removal equipment of $9.7 million, $4.4 million, $4.0 million, $2.8 million, $1.9 million, and $1.6 million, respectively. Additionally, aftermarket revenues increased by $8.4 million. Partially offsetting these improvements was a $3.3 million reduction in sales of trailers. Non-U.S. sales decreased by $5.5 million, largely due to reductions in sales of safe-digging trucks, metal extraction support equipment, and refuse trucks of $2.3 million, $1.5 million, and $1.4 million, as well as a $0.7 million unfavorable foreign currency translation impact. Partially offsetting these reductions was a $1.4 million increase in aftermarket revenues.
Cost of sales for the three months ended September 30, 2024 increased by $7.5 million, or 3%, compared to the prior-year quarter, primarily related to higher sales volumes and increased material costs. Gross profit margin for the three months ended September 30, 2024 was 27.1%, compared to 24.2% in the prior-year quarter, with the improvement primarily attributable to improved operating leverage from higher sales volumes, benefits from pricing actions, and favorable sales mix.
SEG&A expenses for the three months ended September 30, 2024 increased by $3.7 million, or 13%, compared to the prior-year quarter, primarily due to increases in marketing costs, sales commissions, and incentive-based compensation expense. As a percentage of net sales, SEG&A expenses were 8.1% in the current-year quarter, compared to 7.6% in the prior-year quarter.
Operating income for the three months ended September 30, 2024 increased by $14.3 million, or 25%, compared to the prior-year quarter, largely due to a $17.7 million improvement in gross profit, a $0.2 million decrease in acquisition and integration-related expenses, and a $0.1 million reduction in amortization expense, partially offset by the $3.7 million increase in SEG&A expenses.
Nine months ended September 30, 2024 vs. nine months ended September 30, 2023
Total orders for the nine months ended September 30, 2024 decreased by $2.6 million compared to the prior-year period. U.S. orders decreased by $40.2 million, primarily due to reductions in orders for street sweepers, safe-digging trucks, trailers, multi-purpose maintenance vehicles, industrial vacuum loaders, road-marking and line-removal equipment, and metal extraction support equipment $48.7 million, $46.3 million, $9.4 million, $4.9 million, $2.0 million, $1.9 million, and $1.1 million, respectively. Partially offsetting these reductions were improvements in orders of dump truck bodies, aftermarket offerings, sewer cleaners, refuse trucks, waterblasting equipment, and hoists of $43.3 million, $12.2 million, $9.8 million, $3.1 million, $2.5 million, and $1.5 million, respectively. Non-U.S. orders increased by $37.6 million, largely due to a $31.8 million improvement in orders for refuse trucks, inclusive of certain large fleet orders, as well as increases in orders for street sweepers, multi-purpose maintenance vehicles, aftermarket offerings, dump truck bodies, and metal extraction support equipment of $6.1 million, $5.8 million, $4.3 million, $3.9 million, and $1.9 million, respectively. Partially offsetting these improvements were reductions in orders for sewer cleaners, industrial vacuum loaders, safe-digging trucks, and snow removal equipment of $9.7 million, $2.2 million, $2.2 million, and $1.1 million, respectively, as well as a $1.9 million unfavorable foreign currency translation impact.
Net sales for the nine months ended September 30, 2024 increased by $96.2 million, or 9%, compared to the prior-year period, primarily due to higher sales volumes, inclusive of the effects of acquisitions, and pricing actions. For the nine months ended September 30, 2024, U.S. sales increased by $84.8 million, largely due to increases in sales of metal extraction support equipment, dump truck bodies, street sweepers, sewer cleaners, road-marking and line-removal equipment, safe-digging trucks, industrial vacuum loaders, metal extraction support equipment, refuse trucks and hoists of $19.1 million, $13.5 million, $10.1 million, $8.0 million, $7.9 million, $6.9 million, $3.6 million, $2.6 million and $2.6 million, respectively. Additionally, aftermarket revenues increased by $12.7 million. Partially offsetting these improvements was a $7.6 million reduction in sales of trailers. Non-U.S. sales increased by $11.4 million, largely due to increases in sales of multi-purpose maintenance vehicles, dump truck bodies, metal extraction support equipment, sewer cleaners and refuse trucks of $5.3 million, $4.0 million, $3.0 million, $2.0 million and $2.0 million, respectively. In addition, aftermarket revenues increased by $3.3 million. Partially offsetting these improvements were reductions in sales of safe-digging trucks and street sweepers of $4.1 million and $1.9 million, respectively, as well as a $1.6 million unfavorable foreign currency translation impact.
Cost of sales for the nine months ended September 30, 2024 increased by $41.6 million, or 5%, compared to the prior-year period, primarily related to higher sales volumes, inclusive of the effects of acquisitions, and increased material costs. Gross profit margin for the nine months ended September 30, 2024 was 26.2%, compared to 23.4% in the prior-year period, with the improvement primarily attributable to improved operating leverage from higher sales volumes, benefits from pricing actions, and favorable sales mix.
SEG&A expenses for the nine months ended September 30, 2024 increased by $9.4 million, or 11%, compared to the prior-year period, primarily due to additional costs from acquired businesses, as well as increases in marketing costs, sales commissions and incentive-based compensation expense. As a percentage of net sales, SEG&A expenses were 8.2% in the current-year period, compared to 8.1% in the prior-year period.
Operating income for the nine months ended September 30, 2024 increased by $45.1 million, or 30%, compared to the prior-year period, largely due to a $54.6 million improvement in gross profit and a $0.2 million decrease in amortization expense, partially offset by the $9.4 million increase in SEG&A expenses and a $0.3 million increase in acquisition and integration-related expenses.
Backlog was $980 million at September 30, 2024, compared to $939 million at September 30, 2023.

Safety and Security Systems
The following table summarizes the Safety and Security Systems Group’s operating results as of and for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in millions)	2024	2023	Change	2024	2023	Change
Net sales	$76.0	$73.4	$2.6	$228.5	$209.5	$19.0
Operating income	16.8	13.7	3.1	48.9	39.9	9.0
Operating data:
Operating margin	22.1%	18.7%	3.4%	21.4%	19.0%	2.4%
Total orders	$73.2	$75.4	$(2.2)	$225.0	$225.9	$(0.9)
Backlog	53.1	67.2	(14.1)	53.1	67.2	(14.1)
Depreciation and amortization	1.0	0.9	0.1	3.0	3.1	(0.1)
Three months ended September 30, 2024 vs. three months ended September 30, 2023
Total orders for the three months ended September 30, 2024 decreased by $2.2 million, or 3%, compared to the prior-year quarter. U.S. orders increased by $6.7 million, primarily due to improvements in orders for public safety equipment, warning systems and industrial signaling equipment of $2.6 million, $2.3 million and $1.8 million, respectively. Non-U.S. orders decreased by $8.9 million, primarily due to a $7.7 million reduction in orders for public safety equipment in comparison to the prior-year quarter, which included a large fleet order from a customer in Europe, as well as a $1.7 million reduction in orders for industrial signaling equipment.
Net sales for the three months ended September 30, 2024 increased by $2.6 million, or 4%, compared to the prior-year quarter, inclusive of the effects of higher sales volumes and pricing actions. U.S. sales increased by $9.2 million, driven by increases in sales of public safety equipment and industrial signaling equipment of $7.7 million and $1.5 million, respectively. Non-U.S. sales decreased by $6.6 million, largely due to reductions in sales of public safety equipment, industrial signaling equipment and warning systems of $3.7 million, $1.6 million and $1.5 million, respectively.
Cost of sales for the three months ended September 30, 2024 decreased by $2.4 million, or 5%, compared to the prior-year quarter, primarily related to favorable product mix and lower material costs, partially offset by higher sales volumes. Gross profit margin for the three months ended September 30, 2024 was 42.9%, compared to 37.6% in the prior-year quarter, with the improvement primarily attributable to favorable sales mix, lower material costs, and benefits from pricing actions.
SEG&A expenses for the three months ended September 30, 2024 increased by $1.9 million, or 14%, compared to the prior-year quarter, primarily due to higher sales commissions and incentive-based compensation expense. As a percentage of net sales, SEG&A expenses were 20.8% in the current-year quarter, compared to 18.9% in the prior-year quarter.
Operating income for the three months ended September 30, 2024 increased by $3.1 million, or 23%, compared to the prior-year quarter, primarily due to a $5.0 million improvement in gross profit, partially offset by the $1.9 million increase in SEG&A expenses.
Nine months ended September 30, 2024 vs. nine months ended September 30, 2023
Total orders for the nine months ended September 30, 2024 decreased by $0.9 million compared to the prior-year period. U.S. orders increased by $20.6 million, primarily due to improvements in orders for public safety equipment and industrial signaling equipment of $17.0 million and $4.0 million, respectively. Non-U.S. orders decreased by $21.5 million, primarily due to a $18.0 million reduction in orders for public safety equipment in comparison to the prior-year period, which included large fleet orders from customers in Mexico and Europe, as well as a $3.3 million reduction in orders for industrial signaling equipment.
Net sales for the nine months ended September 30, 2024 increased by $19.0 million, or 9%, compared to the prior-year period, inclusive of the effects of higher sales volumes and pricing actions. U.S. sales increased by $25.8 million, driven by improvements in sales of public safety equipment, warning systems and industrial signaling equipment of $22.2 million, $2.2 million and $1.4 million, respectively. Non-U.S. sales decreased by $6.8 million, largely due to reductions in sales of industrial signaling equipment and public safety equipment of $4.2 million and $2.7 million, respectively.
Cost of sales for the nine months ended September 30, 2024 increased by $4.0 million, or 3%, compared to the prior-year period, primarily related to higher sales volumes, partially offset by favorable product mix and lower material costs. Gross profit margin for the nine months ended September 30, 2024 was 42.2%, compared to 38.9% in the prior-year period, with the improvement primarily attributable to improved operating leverage from higher sales volumes, favorable sales mix, lower material costs, and benefits from pricing actions.
SEG&A expenses for the nine months ended September 30, 2024 increased by $6.0 million, or 14%, compared to the prior-year period, primarily due to higher sales commissions and incentive-based compensation expense. As a percentage of net sales, SEG&A expenses were 20.8% in the current-year period, compared to 19.8% in the prior-year period.
Operating income for the nine months ended September 30, 2024 increased by $9.0 million, or 23%, compared to the prior-year period, primarily due to a $15.0 million improvement in gross profit, partially offset by the $6.0 million increase in SEG&A expenses.
Backlog was $53 million at September 30, 2024, compared to $67 million at September 30, 2023.
Corporate Expenses
Corporate operating expenses for the three months ended September 30, 2024 were $12.4 million, compared to $8.4 million in the prior-year quarter, with the increase primarily due to higher post-retirement expenses, as well as increases in medical expense, information technology costs, and stock compensation expense.
Corporate operating expenses for the nine months ended September 30, 2024 were $33.7 million, compared to $29.5 million in the prior-year period, with the increase primarily due to higher stock and incentive-based compensation expense, post-retirement expenses, and information technology costs, partially offset by a $1.8 million gain associated with an insurance recovery and lower medical expenses.
Seasonality of Company’s Business
Certain of the Company’s businesses are susceptible to the influences of seasonal factors, including buying patterns, delivery patterns, and productivity influences from holiday periods and weather. In general, the Company tends to have lower equipment sales in the first calendar quarter of each year compared to other quarters as a result of these factors. In addition, rental income and parts sales are generally higher in the second and third quarters of the year, because many of the Company’s products are used for maintenance activities in North America, where usage is typically lower during periods of harsher weather conditions.

Financial Condition, Liquidity and Capital Resources
The Company uses its cash flow from operations to fund growth and to make capital investments that sustain its operations, reduce costs, or both. Beyond these uses, remaining cash is used to pay down debt, repurchase shares, fund dividend payments and make pension contributions. The Company may also choose to invest in the acquisition of businesses, like the acquisition of substantially all the assets and operations of Standard Equipment Company that was completed on October 4, 2024. In the absence of significant unanticipated cash demands, we believe that the Company’s existing cash balances, cash flow from operations, and borrowings available under the Company’s credit facility will provide funds sufficient for these purposes.
As of September 30, 2024, there was $107.0 million of cash drawn on the Revolver, $122.7 million outstanding under the term loan facility, and $11.1 million of undrawn letters of credit under the 2022 Credit Agreement, with $556.9 million of availability for borrowings. The net cash flows associated with the Company’s rental equipment transactions are included in cash flow from operating activities.
The Company’s cash and cash equivalents totaled $73.7 million and $61.0 million as of September 30, 2024 and December 31, 2023, respectively. As of September 30, 2024, $21.1 million of cash and cash equivalents was held by foreign subsidiaries. Cash and cash equivalents held by subsidiaries outside the U.S. typically are held in the currency of the country in which it is located. The Company uses this cash to fund the operating activities of its foreign subsidiaries and for further investment in foreign operations. Generally, the Company has considered such cash to be permanently reinvested in its foreign operations and the Company’s current plans do not demonstrate a need to repatriate such cash to fund U.S. operations. However, in the event that these funds are needed to fund U.S. operations or to satisfy U.S. obligations, they generally could be repatriated. The repatriation of these funds may cause the Company to incur additional U.S. income tax expense, dependent on income tax laws and other circumstances at the time any such amounts are repatriated.
Net cash of $140.7 million was provided by operating activities in the nine months ended September 30, 2024, compared to $91.0 million in the prior-year period, with the year-over-year increase primarily due to higher net income and working capital improvements, partially offset by higher incentive-based compensation payments.
Net cash of $30.8 million was used for investing activities in the nine months ended September 30, 2024, compared to $75.7 million in the prior-year period. During the nine months ended September 30, 2024, the Company funded $32.1 million of capital expenditures. During the nine months ended September 30, 2023, the Company made initial payments of $41.9 million and $13.2 million to acquire Trackless and Blasters, respectively, and funded $21.4 million of capital expenditures.
Net cash of $97.2 million was used for financing activities in the nine months ended September 30, 2024, compared to $21.2 million in the prior-year period. In the nine months ended September 30, 2024, the Company paid down $64.4 million of borrowings under the Revolver and $1.6 million under its term loan facility, funded cash dividends of $22.0 million and share repurchases of $4.5 million, and redeemed $6.0 million of stock in order to remit funds to tax authorities to satisfy employees’ tax withholdings following the vesting of stock-based compensation and the exercise of stock options. In the nine months ended September 30, 2023, the Company increased debt borrowings by $4.6 million, funded cash dividends of $17.7 million and share repurchases of $4.3 million, and redeemed $5.6 million of stock in order to remit funds to tax authorities to satisfy employees’ tax withholdings following the vesting of stock-based compensation and the exercise of stock options. During the nine months ended September 30, 2023, the Company also paid $0.5 million to settle the contingent consideration obligation due to the former owners of MRL, and received $2.3 million from stock option exercises.
The Company is subject to certain net leverage ratio and interest coverage ratio financial covenants under the 2022 Credit Agreement that are measured at each fiscal quarter-end. The Company was in compliance with all such covenants as of September 30, 2024.
The Company anticipates that capital expenditures for 2024 will be in the range of $35 million to $40 million.
The Company believes that its financial resources and major sources of liquidity, including cash flow from operations and borrowing capacity, will be adequate to meet its operating needs, capital needs and financial commitments.
Contractual Obligations and Off-Balance Sheet Arrangements
During the nine months ended September 30, 2024, there have been no material changes in the Company’s contractual obligations and off-balance sheet arrangements as described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk.
See Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. During the nine months ended September 30, 2024, there have been no significant changes in our exposure to market risk.
Item 4.     Controls and Procedures.
As required by Rule 13a-15 under the Exchange Act, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of September 30, 2024. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2024.
As a matter of practice, the Company’s management continues to review and document internal control and procedures for financial reporting. From time to time, the Company may make changes aimed at enhancing the effectiveness of the controls and ensuring that the systems evolve with the business. There were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting during the three months ended September 30, 2024.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides a summary of the Company’s repurchase activity for its common stock during the three months ended September 30, 2024:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (a)
July 2024 (6/30/24 - 8/3/24)	—	$—	—	$53,418,519
August 2024 (8/4/24 - 8/31/24)	—	—	—	53,418,519
September 2024 (9/1/24 - 9/28/24)	52,500	83.9502	52,500	49,011,132
(a)    In March 2020, the Board authorized a stock repurchase program of up to $75.0 million of the Company’s common stock, with the remaining authorization under our previously described repurchase program adopted in 2014 being subject to the March 2020 program.
Item 3.    Defaults upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
On October 31, 2024, the Company issued a press release announcing its financial results for the three and nine months ended September 30, 2024. The presentation slides for the third quarter 2024 earnings call were also posted on the Company’s website at that time. The full text of the third quarter financial results press release and earnings presentation are attached hereto as Exhibits 99.1 and 99.2, respectively, to this Form 10-Q.

Item 6.    Exhibits.

3.1	Restated Certificate of Incorporation of the Company. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed April 30, 2010.

3.2	Second Amended and Restated By-laws of the Company. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed October 24, 2023.

31.1	CEO Certification under Section 302 of the Sarbanes-Oxley Act.

31.2	CFO Certification under Section 302 of the Sarbanes-Oxley Act.

32.1	CEO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act.

32.2	CFO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act.

99.1	Third Quarter Financial Results Press Release, Dated October 31, 2024.

99.2	Third Quarter Earnings Call Presentation Slides.

101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURE
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Signal Corporation

Date:	October 31, 2024	/s/ Ian A. Hudson
Ian A. Hudson
Senior Vice President and Chief Financial Officer (Principal Financial Officer)