Form 10-Q
period 2025-03-31
FEDERAL SIGNAL CORP /DE/
filed 2025-04-30
CIK 277509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of March 31, 2025, the number of shares outstanding of the registrant’s common stock was 60,968,839.

FEDERAL SIGNAL CORPORATION

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (“Form 10-Q”) is being filed by Federal Signal Corporation and its subsidiaries (referred to collectively as the “Company,” “we,” “our,” or “us” herein, unless the context otherwise indicates) with the United States (“U.S.”) Securities and Exchange Commission (the “SEC”), and includes comments made by management that may contain words such as “may,” “will,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “project,” “estimate,” and “objective” or similar terminology, or the negative thereof, concerning the Company’s future financial performance, business strategy, plans, goals, and objectives. These expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. Forward-looking statements include information concerning the Company’s possible or assumed future performance or results of operations and are not guarantees. While these statements are based on assumptions and judgments that management has made in light of industry experience as well as perceptions of historical trends, current conditions, expected future developments, and other factors believed to be appropriate under the circumstances, they are subject to risks, uncertainties, and other factors that may cause the Company’s actual results, performance, or achievements to be materially different.
These risks and uncertainties, some of which are beyond the Company’s control, include the risk factors described under Part I, Item 1A, Risk Factors, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on February 26, 2025. These factors may not constitute all factors that could cause actual results to differ materially from those discussed in any forward-looking statement. The Company operates in a continually changing business environment and new factors emerge from time to time. The Company cannot predict such factors, nor can it assess the impact, if any, of such factors on its results of operations, financial condition, or cash flow. Accordingly, forward-looking statements should not be relied upon as a predictor of actual results. The Company disclaims any responsibility to update any forward-looking statement provided in this Form 10-Q.
ADDITIONAL INFORMATION
The Company is subject to the reporting and information requirements of the Exchange Act and, as a result, is obligated to file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other reports and information with the SEC, as well as amendments to those reports. The Company makes these filings available free of charge through our website at www.federalsignal.com as soon as reasonably practicable after such materials are filed with, or furnished to, the SEC. The Company also uses its website as a means of disclosing material non-public information and to comply with our disclosure requirements under Regulation FD. Information on our website does not constitute part of this Form 10-Q. In addition, the SEC maintains a website at www.sec.gov that contains reports, proxy, and information statements, and other information regarding issuers that file electronically.

PART I. FINANCIAL INFORMATION
Item 1.     Financial Statements (Unaudited).
FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
(in millions, except per share data)	2025	2024
Net sales	$463.8	$424.9
Cost of sales	333.0	308.9
Gross profit	130.8	116.0
Selling, engineering, general and administrative expenses	60.2	57.2
Amortization expense	4.3	3.6
Acquisition and integration-related expenses, net	0.6	0.9
Operating income	65.7	54.3
Interest expense, net	3.0	3.2
Other expense, net	0.7	0.2
Income before income taxes	62.0	50.9
Income tax expense (benefit)	15.7	(0.7)
Net income	$46.3	$51.6
Earnings per share:
Basic	$0.76	$0.85
Diluted	0.75	0.84
Weighted average common shares outstanding:
Basic	61.1	60.9
Diluted	61.8	61.6
See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31,
(in millions)	2025	2024
Net income	$46.3	$51.6
Other comprehensive income (loss):
Change in foreign currency translation adjustment	4.0	(3.9)
Change in unrecognized net actuarial loss and prior service cost related to pension benefit plans, net of income tax expense of $0.1 and $0.2, respectively	0.2	0.6
Change in unrealized gain or loss on interest rate swaps, net of income tax expense of $0.0 and $0.2, respectively	0.1	0.5
Total other comprehensive income (loss)	4.3	(2.8)
Comprehensive income	$50.6	$48.8
See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2025	December 31, 2024
(in millions, except per share data)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$57.5	$91.1
Accounts receivable, net of allowances for doubtful accounts of $2.9 and $2.6, respectively	223.2	196.4
Inventories	362.0	331.0
Prepaid expenses and other current assets	22.1	24.0
Total current assets	664.8	642.5
Properties and equipment, net of accumulated depreciation of $193.8 and $187.4, respectively	235.8	218.9
Rental equipment, net of accumulated depreciation of $55.6 and $53.3, respectively	185.3	173.2
Operating lease right-of-use assets	27.3	27.8
Goodwill	514.0	477.7
Intangible assets, net of accumulated amortization of $89.9 and $85.6, respectively	226.0	199.7
Deferred tax assets	9.9	9.4
Other long-term assets	16.3	16.0
Total assets	$1,879.4	$1,765.2
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term borrowings and finance lease obligations	$10.1	$19.4
Accounts payable	103.8	79.0
Customer deposits	48.9	35.0
Accrued liabilities:
Compensation and withholding taxes	28.8	45.6
Current operating lease liabilities	6.9	6.8
Other current liabilities	79.9	56.0
Total current liabilities	278.4	241.8
Long-term borrowings and finance lease obligations	266.9	204.4
Long-term operating lease liabilities	21.3	21.8
Long-term pension and other postretirement benefit liabilities	40.1	41.7
Deferred tax liabilities	58.8	58.0
Other long-term liabilities	11.5	11.4
Total liabilities	677.0	579.1
Stockholders’ equity:
Common stock, $1 par value per share, 90.0 shares authorized, 70.6 and 70.3 shares issued, respectively	70.6	70.3
Capital in excess of par value	312.2	309.8
Retained earnings	1,140.5	1,102.8
Treasury stock, at cost, 9.5 and 9.2 shares, respectively	(236.2)	(207.8)
Accumulated other comprehensive loss	(84.7)	(89.0)
Total stockholders’ equity	1,202.4	1,186.1
Total liabilities and stockholders’ equity	$1,879.4	$1,765.2
See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
(in millions)	2025	2024
Operating activities:
Net income	$46.3	$51.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18.7	15.4
Stock-based compensation expense	2.4	4.4
Amortization of interest rate swap settlement gain	—	(0.6)
Deferred income taxes	0.7	0.8
Changes in operating assets and liabilities	(31.4)	(40.3)
Net cash provided by operating activities	36.7	31.3
Investing activities:
Purchases of properties and equipment	(5.6)	(8.4)
Payments for acquisition-related activity, net of cash acquired	(82.1)	—
Other, net	—	0.8
Net cash used for investing activities	(87.7)	(7.6)
Financing activities:
Increase (decrease) in revolving lines of credit, net	64.2	(23.5)
Payments on long-term borrowings	—	(0.8)
Purchases of treasury stock	(18.5)	(0.1)
Redemptions of common stock to satisfy withholding taxes related to stock-based compensation	(8.6)	(4.1)
Cash dividends paid to stockholders	(8.6)	(7.3)
Proceeds from stock-based compensation activity	—	0.8
Other, net	(11.6)	(0.3)
Net cash provided by (used for) financing activities	16.9	(35.3)
Effects of foreign exchange rate changes on cash and cash equivalents	0.5	(0.5)
Decrease in cash and cash equivalents	(33.6)	(12.1)
Cash and cash equivalents at beginning of year	91.1	61.0
Cash and cash equivalents at end of period	$57.5	$48.9
See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Three Months ended March 31, 2025
(in millions)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2025	$70.3	$309.8	$1,102.8	$(207.8)	$(89.0)	$1,186.1
Net income			46.3			46.3
Total other comprehensive income					4.3	4.3
Cash dividends declared ($0.14 per share)			(8.6)			(8.6)
Stock-based payments:
Stock-based compensation		2.4				2.4
Stock option exercises and other	0.1	0.2		(0.5)		(0.2)
Performance share unit transactions	0.2	(0.2)		(8.2)		(8.2)
Stock repurchase program				(19.7)		(19.7)
Balance at March 31, 2025	$70.6	$312.2	$1,140.5	$(236.2)	$(84.7)	$1,202.4

	Three Months Ended March 31, 2024
(in millions)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2024	$70.0	$291.1	$915.8	$(193.7)	$(81.3)	$1,001.9
Net income			51.6			51.6
Total other comprehensive loss					(2.8)	(2.8)
Cash dividends declared ($0.12 per share)			(7.3)			(7.3)
Stock-based payments:
Stock-based compensation		4.4				4.4
Stock option exercises and other	0.1	1.4		(1.2)		0.3
Performance share unit transactions	0.1	(0.1)		(3.6)		(3.6)
Stock repurchase program				(0.1)		(0.1)
Balance at March 31, 2024	$70.2	$296.8	$960.1	$(198.6)	$(84.1)	$1,044.4

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
Basis of Presentation and Consolidation
The accompanying unaudited condensed consolidated financial statements represent the consolidation of Federal Signal Corporation and its subsidiaries included herein and have been prepared by the Company pursuant to the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures presented herein are adequate to ensure the information presented is not misleading. Except as otherwise noted, these condensed consolidated financial statements have been prepared in accordance with the Company’s accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, and should be read in conjunction with those consolidated financial statements and the notes thereto.
These condensed consolidated financial statements include all normal and recurring adjustments that we considered necessary to present a fair statement of our results of operations, financial condition, and cash flow. Intercompany balances and transactions have been eliminated in consolidation.
The results reported in these condensed consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year, which may differ materially due to, among other things, the risk factors described under Part I, Item 1A, Risk Factors, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on February 26, 2025. While we label our quarterly information using a calendar convention whereby our first, second, and third quarters are labeled as ending on March 31, June 30, and September 30, respectively, it is our longstanding practice to establish interim quarterly closing dates based on a 13-week period ending on a Saturday, with our fiscal year ending on December 31. The effects of this practice are not material and exist only within a reporting year.
Recent Accounting Standard Adoptions
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands annual and interim disclosure requirements for reportable segments, including enhanced disclosures regarding significant segment expenses. ASU 2023-07 was effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted this ASU effective for the fiscal year ended December 31, 2024, and has included the required interim disclosures for all periods presented in Note 12 - Segment Information.
Recent Accounting Pronouncements
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
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and (iii) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Significant Accounting Policies
There have been no changes to the Company’s significant accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
NOTE 2 – ACQUISITIONS
Acquisition of Waterblasting LLC
On February 12, 2025, the Company completed the acquisition of substantially all the assets and operations of Waterblasting, LLC, owner of Hog Technologies, and Waterblasting Eurasia, s.r.o. (collectively, “Hog”). Hog is a leading U.S. manufacturer of truck-mounted road-marking, line-removal, and waterblasting equipment, serving infrastructure, municipal, and airport markets. The Company expects the acquisition of Hog will strengthen its position as an industry-leading, diversified industrial manufacturer of specialty vehicles by expanding its product offerings, market presence, and aftermarket platform.
The assets and liabilities of Hog have been consolidated into the Company’s Condensed Consolidated Balance Sheet as of March 31, 2025, and the post-acquisition results of operations have been included in the Condensed Consolidated Statements of Operations, within the Environmental Solutions Group.
The initial cash consideration paid by the Company to acquire Hog was approximately $82.1 million, inclusive of certain preliminary closing adjustments. In addition, there is a contingent earn-out payment of up to $15.0 million that is based on the achievement of certain financial targets during 2025 and an additional payment of $2.0 million that was held back from the initial amount paid at closing pending resolution of certain post-closing adjustments. Any additional closing adjustments are expected to be finalized before the end of 2025.
The acquisition is being accounted for in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations. Accordingly, the total purchase price has been allocated on a preliminary basis to assets acquired and liabilities assumed in connection with the acquisition based on their estimated fair values as of the completion of the acquisition. A single estimate of fair value results from a complex series of judgments about future events and uncertainties and relies heavily on estimates and assumptions. The Company’s judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact the Company’s results of operations. Due to the proximity of the date of acquisition to the date of issuance of the condensed consolidated financial statements, the Company’s purchase price allocation as of March 31, 2025 reflects various provisional estimates that were based on the information that was available as of the acquisition date and the filing date of this Form 10-Q. The Company believes that information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed; however, the determination of those fair values is not yet finalized. Thus, the preliminary measurements of fair value set forth in the table below are subject to change during the measurement period as valuations are finalized. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practicable, but not more than one year from the acquisition date.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
The following table summarizes the preliminary fair value of assets acquired and liabilities assumed as of the acquisition date:

(in millions)
Purchase price, inclusive of preliminary closing adjustments (a)	$84.1
Estimated fair value of additional consideration (b)	7.5
Settlement of pre-existing contractual relationship (c)	0.9
Total consideration	92.5

Accounts receivable	7.2
Inventories	11.1
Prepaid expenses and other current assets	2.3
Properties and equipment	17.8
Customer relationships (d)	16.5
Trade names (e)	10.5
Other intangible assets	3.5
Accounts payable	(4.1)
Accrued liabilities	(1.8)
Customer deposits	(5.4)
Net assets acquired	57.6

Goodwill (f)	$34.9
(a)     The initial purchase price, which is subject to certain post-closing adjustments, including working capital, was funded through existing cash on hand and borrowings under the Company’s credit agreement. The initial purchase price includes $2.0 million that was held back from the initial amount paid at closing pending resolution of certain post-closing adjustments. This hold back amount is included as a component of Other current liabilities on the Condensed Consolidated Balance Sheet as of March 31, 2025.
(b)    Represents the preliminary estimate of fair value assigned to the contingent earn-out payment as of the acquisition date, which is included in Other current liabilities on the Condensed Consolidated Balance Sheet as of March 31, 2025. See Note 13 – Fair Value Measurements for discussion of the methodology used to determine the fair value of the contingent earn-out payment.
(c)    Represents the non-cash settlement of accounts receivable due from Hog to the Company as of the acquisition date. Corresponding amount payable by Hog to the Company is not included in accounts payable assumed in the table above, and the amount was settled at fair value with no impact on the Condensed Consolidated Statement of Operations.
(d)    Represents the preliminary fair value assigned to customer relationships, which are considered to be definite-lived intangible assets, with a preliminary estimated useful life of approximately 11 years.
(e)    Represents the preliminary fair value assigned to trade names, which are considered to be indefinite-lived intangible assets.
(f)    Goodwill, which is primarily tax-deductible, has been allocated to the Environmental Solutions Group on the basis that the synergies identified will primarily benefit this segment.

Hog’s net sales and operating results for the period between the closing date of February 12, 2025 and the end of the Company’s first fiscal quarter of 2025 were not material.

The acquisition was not, and would not have been, material to the Company’s net sales, results of operations, or total assets during any period presented. Accordingly, the Company’s consolidated results from operations do not differ materially from historical performance as a result of the acquisition, and therefore, unaudited pro-forma results are not presented.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
NOTE 3 – REVENUE RECOGNITION
The following table presents the Company’s Net sales disaggregated by geographic region, based on the location of the end customer, and by major product line:

	Three Months Ended March 31,
(in millions)	2025	2024
Geographic Region:
U.S.	$364.5	$334.3
Canada	61.5	59.3
Europe/Other	37.8	31.3
Total net sales	$463.8	$424.9
Major Product Line:
Environmental Solutions
Vehicles and equipment (a)	$301.6	$272.3
Parts	60.1	61.0
Rental income (b)	15.0	12.0
Other (c)	10.7	8.7
Total	387.4	354.0
Safety and Security Systems
Public safety and security equipment	50.6	44.9
Industrial signaling equipment	16.6	16.9
Warning systems	9.2	9.1
Total	76.4	70.9
Total net sales	$463.8	$424.9
(a)    Includes net sales from the sale of new and used vehicles and equipment, including sales of rental equipment.
(b)    Represents income from vehicle and equipment lease arrangements with customers.
(c)    Primarily includes revenues from services, such as maintenance and repair work, and the sale of extended warranty contracts.
Contract Balances
The Company recognizes contract liabilities when cash payments, such as customer deposits, are received in advance of the Company’s satisfaction of the related performance obligations. Contract liabilities are recognized as Net sales when the related performance obligations are satisfied, which generally occurs within three to six months of the cash receipt. Contract liability balances are not materially impacted by any other factors. The Company’s contract liabilities were $53.3 million as of March 31, 2025 and $38.8 million as of December 31, 2024. Contract assets, such as unbilled receivables, were not material as of any of the periods presented herein.
NOTE 4 – INVENTORIES
The following table summarizes the components of Inventories:

(in millions)	March 31, 2025	December 31, 2024
Finished goods	$139.3	$129.4
Raw materials	185.1	171.9
Work in process	37.6	29.7
Total inventories	$362.0	$331.0

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
NOTE 5 – DEBT
The following table summarizes the components of Long-term borrowings and finance lease obligations:

(in millions)	March 31, 2025	December 31, 2024
2022 Credit Agreement (a)	$275.8	$210.9
Finance lease obligations	1.2	12.9
Total long-term borrowings and finance lease obligations, including current portion	277.0	223.8
Less: Current maturities	9.4	7.0
Less: Current finance lease obligations	0.7	12.4
Total long-term borrowings and finance lease obligations	$266.9	$204.4
(a)     Defined as the Third Amended and Restated Credit Agreement, dated October 21, 2022, as amended.
As more fully described within Note 13 – Fair Value Measurements, the Company uses a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The fair value of the Company’s long-term borrowings and finance lease obligations is based on interest rates that we believe are currently available to us for issuance of debt with similar terms and remaining maturities (Level 2 input). The carrying amounts of the Company’s long-term borrowings and finance lease obligations approximate their fair values as of March 31, 2025 and December 31, 2024.
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
Borrowings under the 2022 Credit Agreement bear interest, at the Company’s option, at a base rate or an Adjusted Eurocurrency Rate (as defined in the 2022 Credit Agreement) in the case of borrowings in euros or an adjusted RFR (as defined in the 2022 Credit Agreement) in the case of borrowings in U.S. dollars, Canadian dollars, or British pounds, plus, in each case, an applicable margin. The applicable margin ranges from zero to 0.75% for base rate borrowings and 1.00% to 1.75% for Adjusted Eurocurrency Rate and RFR borrowings. The Company must also pay a commitment fee to the lenders ranging between 0.10% to 0.25% per annum on the unused portion of the Revolver along with other standard fees. Applicable margin, issuance fees, and other customary expenses are payable on outstanding letters of credit.
The Company is subject to certain net leverage ratio and interest coverage ratio financial covenants under the 2022 Credit Agreement that are measured at each fiscal quarter-end. The Company was in compliance with all such covenants as of March 31, 2025.
As of March 31, 2025, there was $155.5 million of cash drawn on the Revolver, $120.3 million outstanding under the term loan facility, and $10.9 million of undrawn letters of credit under the 2022 Credit Agreement, with $508.6 million of net availability for borrowings. As of December 31, 2024, there was $90.6 million of cash drawn on the Revolver, $120.3 million outstanding under the term loan facility, and $10.1 million of undrawn letters of credit under the 2022 Credit Agreement, with $574.3 million of net availability for borrowings.
The following table summarizes the gross borrowings and gross payments under the Company’s revolving credit facilities:

	Three Months Ended March 31,
(in millions)	2025	2024
Gross borrowings	$78.0	$10.0
Gross payments	13.8	33.5

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
As a result of the application of hedge accounting treatment, all unrealized gains and losses related to the derivative instruments are recorded in Accumulated other comprehensive loss and are reclassified into the Condensed Consolidated Statements of Operations as a component of Interest expense, net in the same period in which the hedged transaction affects earnings. Hedge effectiveness is assessed quarterly. The Company does not use derivative instruments for trading or speculative purposes.
The fair value of the Company’s interest rate swaps is derived from a discounted cash flow analysis based on the terms of the contract and the interest rate curve (Level 2 inputs) and measured on a recurring basis in our Condensed Consolidated Balance Sheets.
The fair value of the Company’s interest rate swaps was a liability of $0.2 million at March 31, 2025 and $0.3 million at December 31, 2024, which were included in Other current liabilities on the Condensed Consolidated Balance Sheets. The Company recorded unrealized pre-tax gains of $0.1 million for the three months ended March 31, 2025 and $1.2 million for the three months ended March 31, 2024 in Accumulated other comprehensive loss. No ineffectiveness was recorded in either period.
In connection with entering into the 2022 Credit Agreement in October 2022, the Company terminated an interest rate swap initially entered into in 2019, receiving proceeds of $4.3 million upon settlement. The settlement gain was recorded in Accumulated other comprehensive loss and was amortized into earnings ratably through the original maturity date of July 30, 2024. During the three months ended March 31, 2024, the Company recognized a non-cash settlement gain of $0.6 million as a component of Interest expense, net on the Condensed Consolidated Statements of Operations.
Finance Leases
In the fourth quarter of 2024, the Company provided notice to the lessor of one of its leased U.S. manufacturing facilities of its intent to exercise the $11.5 million purchase option included in the lease agreement. The Company remeasured the corresponding lease liability, adjusted the right-of-use (“ROU”) asset, and reassessed the lease classification, resulting in a change in classification from an operating lease to a finance lease in the fourth quarter of 2024. The purchase was completed on February 10, 2025. As of the purchase date, the related finance lease ROU asset, net, was approximately $11.3 million and the finance lease liability was $11.5 million. The cash outflow of approximately $11.5 million related to the facility purchase is reflected as a component of Other, net within the financing activities on the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2025.
The following table summarizes the supplemental noncash investing and financing activities related to this facility purchase:

Three Months Ended March 31,
(in millions)	2025
Purchase of properties and equipment through exchange of lease ROU asset	$11.3
Derecognition of ROU asset	(11.3)

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
NOTE 6 – GOODWILL AND OTHER INTANGIBLE ASSETS
The following table summarizes the carrying amount of goodwill, and the changes in the carrying amount of goodwill in the three months ended March 31, 2025, by segment:

(in millions)	Environmental Solutions	Safety & Security Systems	Total
Balance at January 1, 2025	$368.8	$108.9	$477.7
Acquisitions, including measurement period adjustments	34.9	—	34.9
Translation adjustments	—	1.4	1.4
Balance at March 31, 2025	$403.7	$110.3	$514.0
The following table summarizes the gross carrying amount and accumulated amortization of intangible assets for each major class of intangible assets:

	March 31, 2025			December 31, 2024
(in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Definite-lived intangible assets:
Customer relationships (a)	$182.2	$(84.7)	$97.5	$165.7	$(80.7)	$85.0
Other (a)	10.7	(5.2)	5.5	7.2	(4.9)	2.3
Total definite-lived intangible assets	192.9	(89.9)	103.0	172.9	(85.6)	87.3
Indefinite-lived intangible assets:
Trade names	118.7	—	118.7	108.1	—	108.1
Other	4.3	—	4.3	4.3	—	4.3
Total indefinite-lived intangible assets	123.0	—	123.0	112.4	—	112.4
Total intangible assets	$315.9	$(89.9)	$226.0	$285.3	$(85.6)	$199.7
(a)    Average useful life of customer relationships and other definite-lived intangible assets are estimated to be approximately 11 years and 6 years, respectively. The average useful life across all definite-lived intangible assets is estimated to be approximately 11 years.
The table above includes preliminary estimates of the fair value and useful lives of certain definite and indefinite-lived intangible assets related to the acquisitions of Hog, which was acquired during the first quarter of 2025, and Standard Equipment Company (“Standard”), which was acquired during the fourth quarter of 2024. As further described in Note 2 – Acquisitions, the preliminary measurements of fair value included in the table above are subject to change during the measurement period as the applicable third-party valuations are finalized.
Amortization expense was $4.3 million for the three months ended March 31, 2025 and $3.6 million for the three months ended March 31, 2024.
The Company currently estimates that aggregate amortization expense will be approximately $13.4 million for the remainder of 2025, $17.7 million in 2026, $17.0 million in 2027, $16.4 million in 2028, $11.0 million in 2029, and $27.5 million thereafter. Actual amounts of amortization may differ from estimated amounts due to changes in foreign currency rates, measurement period adjustments for the Hog and Standard acquisitions, impairment of intangible assets, and other events.
NOTE 7 – INCOME TAXES
The Company recognized income tax expense of $15.7 million for the three months ended March 31, 2025, compared to a benefit of $0.7 million in the three months ended March 31, 2024, with the increase primarily due to the effects of higher pre-tax income levels and the non-recurrence of a $13.0 million discrete tax benefit, which was recognized in the prior-year quarter when the Company was notified that certain U.S. federal tax returns, which had been amended in 2023 to claim a worthless stock deduction, had been approved by the relevant tax authorities. The Company’s effective tax rate for the three months ended March 31, 2025 was an expense of 25.3%, compared to a benefit of 1.4% in the prior-year quarter.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
NOTE 8 – PENSIONS
The following table summarizes the components of Net periodic pension expense:

	U.S. Benefit Plan		Non-U.S. Benefit Plan
	Three Months Ended March 31,		Three Months Ended March 31,
(in millions)	2025	2024	2025	2024
Interest cost	1.4	1.4	0.4	0.4
Amortization of actuarial loss	0.6	0.5	0.1	0.2
Expected return on plan assets	(1.4)	(1.8)	(0.4)	(0.5)
Net periodic pension expense	$0.6	$0.1	$0.1	$0.1
The items that comprise Net periodic pension expense are included as a component of Other expense, net on the Condensed Consolidated Statements of Operations.
NOTE 9 – COMMITMENTS AND CONTINGENCIES
Financial Commitments
The Company provides indemnifications and other guarantees in the ordinary course of business, the terms of which range in duration and often are not explicitly defined. Specifically, the Company is occasionally required to provide letters of credit and bid and performance bonds to various customers, principally to act as security for retention levels related to casualty insurance policies and to guarantee the performance of subsidiaries that engage in export and domestic transactions. At March 31, 2025, the Company had outstanding performance and financial standby letters of credit, as well as outstanding bid and performance bonds, aggregating to $28.6 million. If any such letters of credit or bonds are called, the Company would be obligated to reimburse the issuer of the letter of credit or bond. The Company believes the likelihood of any currently outstanding letter of credit or bond being called is remote.
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
The following table summarizes the changes in the Company’s warranty liabilities during the three months ended March 31, 2025 and 2024:

(in millions)	2025	2024
Balance at January 1	$9.8	$9.6
Provisions to expense	1.6	2.2
Acquisitions	0.6	—
Payments	(1.6)	(2.0)
Balance at March 31	$10.4	$9.8
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
Hearing Loss Litigation
Between 1999 and 2017, the Company was sued for monetary damages by multiple firefighters claiming that exposure to the Company’s sirens impaired their hearing and that the sirens were therefore defective. The Company has vigorously defended itself against these claims, obtaining many jury verdicts in its favor and settling some for nominal amounts. In 2018, counsel for the remaining plaintiffs requested that the Company consider settlement, and on November 4, 2019, the parties executed a global settlement agreement pursuant to which the Company would pay $700 to each firefighter who filed a lawsuit and is eligible to be part of the settlement, and $300 to each firefighter who has not yet filed a case and is eligible to be part of the settlement. The settlement agreement requires plaintiffs’ attorneys to withdraw from representing firefighters who elect not to participate in the settlement and does not include the payment of any attorney fees by the Company. To be eligible for settlement, among other things, firefighters must provide proof that they have high frequency noise-induced hearing loss. As of March 31, 2025, the Company has recognized an estimated liability for the potential settlement amount. While it is reasonably possible that the ultimate resolution of this matter may result in a loss in excess of the amount accrued, the incremental loss is not expected to be material.
NOTE 10 – EARNINGS PER SHARE
The Company computes earnings per share (“EPS”) in accordance with ASC 260, Earnings per Share, which requires that non-vested restricted stock containing non-forfeitable dividend rights should be treated as participating securities pursuant to the two-class method. Under the two-class method, net income is reduced by the amount of dividends declared in the period for common stock and participating securities. The remaining undistributed earnings are then allocated to common stock and participating securities as if all of the net income for the period had been distributed. The amounts of distributed and undistributed earnings allocated to participating securities for the three months ended March 31, 2025 and 2024 were insignificant and did not materially impact the calculation of basic or diluted EPS.
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
For the three months ended March 31, 2025, options to purchase 0.1 million shares of the Company’s common stock had an anti-dilutive effect on EPS, and accordingly, were excluded from the calculation of diluted EPS. For the three months ended March 31, 2024, the number of options to purchase shares of the Company’s stock that had an antidilutive effect on EPS was not significant.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
The following table reconciles Net income to basic and diluted EPS:

	Three Months Ended March 31,
(in millions, except per share data)	2025	2024
Net income	$46.3	$51.6
Weighted average shares outstanding – Basic	61.1	60.9
Dilutive effect of common stock equivalents	0.7	0.7
Weighted average shares outstanding – Diluted	61.8	61.6
Earnings per share:
Basic	$0.76	$0.85
Diluted	0.75	0.84
NOTE 11 – STOCKHOLDERS’ EQUITY
Dividends
On February 21, 2025, the Company’s Board of Directors (the “Board”) declared a quarterly cash dividend of $0.14 per common share. The dividend totaled $8.6 million and was distributed on March 27, 2025 to stockholders of record at the close of business on March 14, 2025.
On April 22, 2025, the Board declared a quarterly cash dividend of $0.14 per common share payable on May 30, 2025 to stockholders of record at the close of business on May 16, 2025.
During the three months ended March 31, 2024, dividends of $7.3 million were paid to stockholders.
Stock Repurchase Program
In March 2020, the Board authorized a stock repurchase program (the “March 2020 program”) of up to $75 million of the Company’s common stock. During the three months ended March 31, 2025, the Company repurchased 250,604 shares for a total of $19.7 million under its stock repurchase program, including $1.2 million that settled in the second quarter of 2025. At the end of the first quarter of 2025, the Company had remaining authorization under the March 2020 program of approximately $27.2 million.
In April 2025, the Company repurchased an additional 280,893 shares for a total of $20.0 million, which left approximately $7.2 million of authorization remaining under the March 2020 program. On April 22, 2025, the Board authorized an additional stock repurchase program (the “April 2025 program”) of up to $150 million of the Company’s common stock. The April 2025 program supplements the Board’s prior authorization under the March 2020 program, which remains in effect.
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
During the three months ended March 31, 2024, the Company repurchased 1,600 shares for a total of $0.1 million under its stock repurchase program.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
Accumulated Other Comprehensive Loss
The following tables summarize the changes in each component of Accumulated other comprehensive loss, net of tax in the three months ended March 31, 2025 and 2024:

(in millions)	Actuarial Losses	Prior Service Costs	Foreign Currency Translation	Interest Rate Swaps	Total
Balance at January 1, 2025 (a)	$(62.5)	$(1.8)	$(24.5)	$(0.2)	$(89.0)
Other comprehensive (loss) income before reclassifications	(0.3)	—	4.0	0.1	3.8
Amounts reclassified from accumulated other comprehensive loss	0.5	—	—	—	0.5
Net current-period other comprehensive income	0.2	—	4.0	0.1	4.3
Balance at March 31, 2025 (a)	$(62.3)	$(1.8)	$(20.5)	$(0.1)	$(84.7)

(in millions)	Actuarial Losses	Prior Service Costs	Foreign Currency Translation	Interest Rate Swaps	Total
Balance at January 1, 2024 (a)	$(69.7)	$(2.0)	$(10.1)	$0.5	$(81.3)
Other comprehensive income (loss) before reclassifications	0.1	—	(3.9)	1.2	(2.6)
Amounts reclassified from accumulated other comprehensive loss	0.5	—	—	(0.7)	(0.2)
Net current-period other comprehensive income (loss)	0.6	—	(3.9)	0.5	(2.8)
Balance at March 31, 2024 (a)	$(69.1)	$(2.0)	$(14.0)	$1.0	$(84.1)
(a)    Amounts in parentheses indicate losses.
The following table summarizes the amounts reclassified from Accumulated other comprehensive loss, net of tax, in the three months ended March 31, 2025 and 2024 and the affected line item in the Condensed Consolidated Statements of Operations:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in Condensed Consolidated Statements of Operations
	2025	2024
(in millions) (a)
Amortization of actuarial losses of defined benefit pension plans	$(0.7)	$(0.7)	Other expense, net
Interest rate swaps	—	0.9	Interest expense, net
Total before tax	(0.7)	0.2
Income tax benefit (expense)	0.2	—	Income tax expense (benefit)
Total reclassifications for the period, net of tax	$(0.5)	$0.2
(a)    Amounts in parentheses indicate losses.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
NOTE 12 — SEGMENT INFORMATION
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
The following tables summarize the Company’s financial performance by reportable segment and include reconciliations of segment operating income to consolidated income before income taxes:

	Three Months Ended March 31, 2025
(in millions of dollars)	Environmental Solutions	Safety and Security Systems	Total
Net sales (a)	$387.4	$76.4	$463.8
Less: Cost of sales	288.4	44.6	333.0
Gross profit	99.0	31.8	130.8
Less:
Selling, engineering, general, and administrative expenses	34.9	16.0	50.9
Other segment items (b)	4.4	—	4.4
Segment operating income	59.7	15.8	75.5
Reconciliation to income before income taxes:
All other (income) loss (c)			9.8
Interest expense, net			3.0
Other expense, net			0.7
Income before income taxes			$62.0
(a)    Represents net sales from external customers. Intersegment net sales are not significant. Total of segment net sales agrees to Net sales on the Condensed Consolidated Statement of Operations.
(b)    Other segment items includes amortization expense and acquisition and integration-related expenses, net, within the Environmental Solutions Group.
(c)    Represents general corporate expenses.

	Three Months Ended March 31, 2024
(in millions of dollars)	Environmental Solutions	Safety and Security Systems	Total
Net sales (a)	$354.0	$70.9	$424.9
Less: Cost of sales	267.3	41.6	308.9
Gross profit	86.7	29.3	116.0
Less:
Selling, engineering, general, and administrative expenses	30.9	15.5	46.4
Other segment items (b)	4.1	—	4.1
Segment operating income	51.7	13.8	65.5
Reconciliation to income before income taxes:
All other (income) loss (c)			11.2
Interest expense, net			3.2
Other expense, net			0.2
Income before income taxes			$50.9
(a)    Represents net sales from external customers. Intersegment net sales are not significant. Total of segment net sales agrees to Net sales on the Condensed Consolidated Statement of Operations.
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

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
The following table summarizes the Company’s total depreciation and amortization by reportable segment and includes a reconciliation of total segment depreciation and amortization to total depreciation and amortization:

	Three Months Ended March 31,
(in millions of dollars)	2025	2024
Depreciation and amortization:
Environmental Solutions (a)	$17.6	$14.3
Safety and Security Systems (a)	1.0	1.0
Total segment depreciation and amortization	18.6	15.3
Corporate	0.1	0.1
Total depreciation and amortization	$18.7	$15.4
(a)    The amounts of depreciation and amortization disclosed by reportable segment are included within cost of sales; selling, engineering, general, and administrative expenses; and other segment items in the tables above.
The following table summarizes the Company’s total assets by reportable segment and includes a reconciliation of total segment assets to total assets:

(in millions of dollars)	March 31, 2025	December 31, 2024
Total assets:
Environmental Solutions	$1,544.3	$1,424.7
Safety and Security Systems	283.6	279.5
Total segment assets	1,827.9	1,704.2
Corporate and eliminations	51.5	61.0
Total assets	$1,879.4	$1,765.2
The following table summarizes the Company’s total capital expenditures by reportable segment and includes a reconciliation of total segment capital expenditures to total capital expenditures:

	Three Months Ended March 31,
(in millions of dollars)	2025	2024
Capital expenditures
Environmental Solutions	$4.4	$5.6
Safety and Security Systems	0.8	2.1
Total segment capital expenditures	5.2	7.7
Corporate	0.4	0.7
Total capital expenditures	$5.6	$8.4

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
Contingent Consideration
As of March 31, 2025, the Company had contingent obligations to transfer up to $6.2 million, C$6.0 million (approximately $4.2 million), $4.8 million, and $15.0 million to the former owners of Blasters, Inc. and Blasters Technologies, LLC (collectively, “Blasters”); Trackless Vehicles Limited, Trackless Vehicles Asset Corp, and the wholly-owned subsidiary Work Equipment Ltd. (collectively, “Trackless”); Standard; and Hog, respectively, if specified financial results are met over future reporting periods (i.e., an earn-out). The Blasters, Trackless, Standard, and Hog acquisitions were completed on January 3, 2023, April 3, 2023, October 4, 2024, and February 12, 2025, respectively. The Blasters contingent earn-out payments, if earned, would be due to be paid annually, in each of the three years following the anniversary of the closing date. There was no contingent earn-out payable for the first annual measurement period. The second annual measurement period ended on January 3, 2025, and the applicable contingent earn-out payment, if any, is expected to be finalized in the second quarter of 2025. The Trackless contingent earn-out payment, if earned, would be due to be paid following the second anniversary of the closing date. The applicable contingent earn-out payment is expected to be finalized before the end of the third quarter of 2025. The Standard contingent earn-out payment, if earned, would be due to be paid following the end of the performance period, which concludes on January 1, 2027. The Hog contingent earn-out payment, if earned, would be due to be paid following the end of the performance period, which concludes on December 31, 2025. The Company also had a contingent obligation to transfer up to $7.5 million to the former owners of Deist Industries, Inc., Bucks Fabricating, LLC, Roll-Off Parts, LLC, and Switch-N-Go LLC (collectively, “Deist”). The earn-out period for Deist ended on December 30, 2024, the third anniversary of the closing date, and the associated earn-out payment, if any, is expected to be finalized in the second quarter of 2025.
Liabilities for contingent consideration are measured at fair value each reporting period, with the acquisition-date fair value included as part of the consideration transferred. Subsequent changes in fair value are included as a component of Acquisition and integration-related expenses, net on the Condensed Consolidated Statements of Operations.
The Company uses an income approach to value the contingent consideration liability based on the present value of risk-adjusted future cash flows under either a scenario-based or option-pricing method, as appropriate. Due to the lack of relevant observable market data over fair value inputs, such as prospective financial information or probabilities of future events as of

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
March 31, 2025, the Company has classified the contingent consideration liability within Level 3 of the fair value hierarchy outlined in ASC 820, Fair Value Measurements.
The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2025:

	Fair Value Measurement at Reporting Date Using
(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$23.6	$—	$—	$23.6
Liabilities:
Contingent consideration	—	—	12.3	12.3
Interest rate swaps	—	0.2	—	0.2
The following table provides a roll-forward of the fair value of recurring Level 3 fair value measurements in the three months ended March 31, 2025 and 2024:

(in millions)	2025		2024
Contingent consideration liability, at January 1	$4.8	`	$4.9
Acquisitions, including measurement period adjustments	7.5		(0.2)
Foreign currency translation	—		(0.1)
Contingent consideration liability, at March 31	$12.3		$4.6

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide information that is supplemental to, and should be read together with, the condensed consolidated financial statements and the accompanying notes contained in this Form 10-Q, as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. Information in MD&A is intended to provide an analysis of our financial condition and results of operations from management’s perspective and assist the reader in obtaining an understanding of (i) the condensed consolidated financial statements, (ii) the Company’s business segments and how the results of those segments impact the Company’s results of operations and financial condition as a whole, and (iii) how certain accounting principles affect the Company’s condensed consolidated financial statements, and to provide discussion of material events and uncertainties known to management that are reasonably likely to cause reported financial information not to be indicative of future operating results or future financial condition. The Company’s results for interim periods should not be regarded as necessarily indicative of results that may be expected for the entire year, which may differ materially due to, among other things, the risk factors described under Part I, Item 1A, Risk Factors, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on February 26, 2025.
Executive Summary
The Company is a leading global manufacturer and supplier of (i) vehicles and equipment for maintenance and infrastructure end-markets, including sewer cleaners, industrial vacuum loaders, vacuum- and hydro-excavation trucks (collectively, “safe-digging trucks”), street sweepers, waterblasting equipment, road-marking and line-removal equipment, dump truck bodies, trailers, metal extraction support equipment, and multi-purpose maintenance vehicles, and (ii) public safety equipment, such as vehicle lightbars and sirens, industrial signaling equipment, public warning systems, and general alarm/public address systems. In addition, we engage in the sale of parts, service and repair, equipment rentals, and training as part of a comprehensive aftermarket offering to our customer base. We operate 18 principal manufacturing facilities in the U.S., three in Canada, two in Europe, and one in South Africa and provide products and integrated solutions to municipal, governmental, industrial, and commercial customers in all regions of the world.
As described in Note 12 – Segment Information to the accompanying condensed consolidated financial statements, the Company’s business units are organized in two reportable segments: the Environmental Solutions Group and the Safety and Security Systems Group.
Economic Considerations
A substantial majority of the Company’s manufacturing operations are located within the U.S., and the substantial majority of the raw materials and component parts used to support the Company’s domestic production processes are sourced from within the U.S. Similarly, in the locations where the Company manufactures products outside of the U.S, the respective supply chains and end customers are predominantly localized. While the Company primarily sources its products within the respective countries in which it manufactures, certain raw materials and component parts that go into making its products are imported into the U.S. from various countries, including China, and are subject to tariffs, sanctions, embargoes, export and import controls, and other trade restrictions. Additionally, the Company sells certain products to customers outside of the U.S., including in Canada, that are covered by international trade agreements and regulations, including tariffs. In March and April 2025, the U.S. federal government implemented or threatened broad new tariffs on imports, which has resulted in certain retaliatory tariffs being levied or threatened by a number of impacted countries. The U.S. federal government has also indicated that they may increase the existing tariffs, impose additional tariffs, and/or expand tariffs on goods imported from various countries. Although certain exemptions to the tariffs have been announced, their duration and scope remain unclear at this time, and such exemptions may be subject to change.
While the tariffs implemented in March 2025 did not have a significant impact on the Company’s first quarter results, the long-term effects of those implemented then, and implemented in April 2025, remain uncertain. Although the Company believes that many of its products are included in the current tariff exemptions, the Company continues to closely monitor the evolving tariff and trade policy environment, which could change or alter these exemptions. Further, the Company is monitoring the potential for supply disruptions as a result of these trade disputes and negotiations, including those related to restrictions around exporting certain rare earth minerals and magnets by China, some of which are used in the production of certain of the Company’s products. While the collective impact of these trade issues is uncertain, the Company continues to monitor the potential for higher product and operating costs and to evaluate the need to counteract any adverse effects on the Company’s financial position, results of operations, or cash flow.

Operating Results
Net sales for the three months ended March 31, 2025 increased by $38.9 million, or 9%, compared to the prior-year quarter, primarily due to higher sales volumes, inclusive of the effects of acquisitions, and pricing actions. The Environmental Solutions Group reported a net sales increase of $33.4 million, or 9%, primarily due to increases in sales of sewer cleaners of $15.1 million, dump truck bodies of $10.4 million, road-marking and line-removal equipment of $6.8 million, and industrial vacuum loaders of $5.7 million. In addition, aftermarket revenues improved by $11.2 million. Partially offsetting these improvements were reductions in sales of safe-digging trucks of $8.4 million and trailers of $4.6 million, as well as a $3.0 million unfavorable foreign currency translation impact. Within the Safety and Security Systems Group, net sales increased by $5.5 million, or 8%, primarily due to a $5.8 million improvement in sales of public safety equipment.
Operating income for the three months ended March 31, 2025 increased by $11.4 million, or 21%, compared to the prior-year quarter, primarily driven by a $14.8 million improvement in gross profit and a $0.3 million reduction in acquisition and integration-related expenses, net, partially offset by a $3.0 million increase in Selling, Engineering, General and Administrative (“SEG&A”) expenses and a $0.7 million increase in amortization expense. Consolidated operating margin for the three months ended March 31, 2025 was 14.2%, compared to 12.8% in the prior-year quarter.
Income before income taxes for the three months ended March 31, 2025 increased by $11.1 million, or 22%, compared to the prior-year quarter. The increase resulted from the higher operating income and a $0.2 million reduction in interest expense, net, partially offset by a $0.5 million increase in other expense, net.
Net income for the three months ended March 31, 2025 decreased by $5.3 million compared to the prior-year quarter, largely due to a $16.4 million increase in income tax expense, partially offset by the aforementioned increase in income before taxes.
Total orders for the three months ended March 31, 2025 were $568 million, an increase of $65 million, or 13%, compared to the prior-year quarter. The Environmental Solutions Group reported total orders of $480 million in the three months ended March 31, 2025, an increase of $52 million, or 12%, in comparison to the prior-year quarter. Orders in the three months ended March 31, 2025 within the Safety and Security Systems Group were $88 million, an increase of $13 million, or 17%, compared to the prior-year quarter.
Our consolidated backlog at March 31, 2025 was $1.10 billion, an increase of $3 million compared to the prior-year quarter.
Results of Operations
The following table summarizes our Condensed Consolidated Statements of Operations and illustrates key financial indicators used to assess our consolidated financial results:

	Three Months Ended March 31,
($ in millions, except per share data)	2025	2024	Change
Net sales	$463.8	$424.9	$38.9
Cost of sales	333.0	308.9	24.1
Gross profit	130.8	116.0	14.8
Selling, engineering, general and administrative expenses	60.2	57.2	3.0
Amortization expense	4.3	3.6	0.7
Acquisition and integration-related expenses, net	0.6	0.9	(0.3)
Operating income	65.7	54.3	11.4
Interest expense, net	3.0	3.2	(0.2)
Other expense, net	0.7	0.2	0.5
Income before income taxes	62.0	50.9	11.1
Income tax expense (benefit)	15.7	(0.7)	16.4
Net income	$46.3	$51.6	$(5.3)
Operating data:
Operating margin	14.2%	12.8%	1.4%
Diluted earnings per share	$0.75	$0.84	$(0.09)
Total orders	567.9	502.7	65.2
Backlog	1,102.0	1,099.4	2.6
Depreciation and amortization	18.7	15.4	3.3

Net sales
Net sales for the three months ended March 31, 2025 increased by $38.9 million, or 9%, compared to the prior-year quarter, primarily due to higher sales volumes, inclusive of the effects of acquisitions, and pricing actions. The Environmental Solutions Group reported a net sales increase of $33.4 million, or 9%, primarily due to increases in sales of sewer cleaners of $15.1 million, dump truck bodies of $10.4 million, road-marking and line-removal equipment of $6.8 million, and industrial vacuum loaders of $5.7 million. In addition, aftermarket revenues improved by $11.2 million. Partially offsetting these improvements were reductions in sales of safe-digging trucks of $8.4 million and trailers of $4.6 million, as well as a $3.0 million unfavorable foreign currency translation impact. Within the Safety and Security Systems Group, net sales increased by $5.5 million, or 8%, primarily due to a $5.8 million improvement in sales of public safety equipment.
Cost of sales
Cost of sales increased by $24.1 million, or 8%, for the three months ended March 31, 2025 compared to the prior-year quarter, largely due to an increase of $21.1 million, or 8%, within the Environmental Solutions Group, primarily related to higher sales volumes and the addition of cost of sales from recent acquisitions. Within the Safety and Security Systems Group, cost of sales increased by $3.0 million, or 7%, primarily related to higher sales volumes.
Gross profit
Gross profit increased by $14.8 million, or 13%, for the three months ended March 31, 2025 compared to the prior-year quarter, primarily due to a $12.3 million improvement within the Environmental Solutions Group and a $2.5 million increase within the Safety and Security Systems Group. Gross profit as a percentage of revenues (“gross profit margin”) for the three months ended March 31, 2025 was 28.2%, compared to 27.3% in the prior-year quarter, primarily due to improvements within the Environmental Solutions Group of 110 basis points and the Safety and Security Systems Group of 30 basis points.
SEG&A expenses
SEG&A expenses for the three months ended March 31, 2025 increased by $3.0 million, or 5%, compared to the prior-year quarter, primarily due to a $4.0 million increase within the Environmental Solutions Group and a $0.5 million increase within the Safety and Security Systems Group, which were partially offset by a $1.5 million decrease in Corporate SEG&A expenses. As a percentage of net sales, SEG&A expenses were 13.0% in the current-year quarter, compared to 13.5% in the prior-year quarter.
Operating income
Operating income for the three months ended March 31, 2025 increased by $11.4 million, or 21%, compared to the prior-year quarter, primarily driven by a $14.8 million improvement in gross profit and a $0.3 million reduction in acquisition and integration-related expenses, net, partially offset by a $3.0 million increase in SEG&A expenses and a $0.7 million increase in amortization expense. Consolidated operating margin for the three months ended March 31, 2025 was 14.2%, compared to 12.8% in the prior-year quarter.
Interest expense, net
Interest expense, net, for the three months ended March 31, 2025 decreased by $0.2 million compared to the prior-year quarter, largely due to reductions in average debt levels.
Other expense, net
Other expense, net, for the three months ended March 31, 2025 increased by $0.5 million compared to the prior-year quarter, primarily due to higher non-operating pension costs.
Income tax expense (benefit)
The Company recognized income tax expense of $15.7 million for the three months ended March 31, 2025, compared to a benefit of $0.7 million in the three months ended March 31, 2024, with the increase primarily due to the effects of higher pre-tax income levels and the non-recurrence of a $13.0 million discrete tax benefit, which was recognized in the prior-year quarter when the Company was notified that certain U.S. federal tax returns, which had been amended in 2023 to claim a worthless stock deduction, had been approved by the relevant tax authorities. The Company’s effective tax rate for the three months ended

March 31, 2025 was an expense of 25.3%, compared to a benefit of 1.4% in the prior-year quarter.
Net income
Net income for the three months ended March 31, 2025 decreased by $5.3 million compared to the prior-year quarter, largely due to the $16.4 million increase in income tax expense, partially offset by the aforementioned increase in income before taxes.
Environmental Solutions
The following table summarizes the Environmental Solutions Group’s operating results as of and for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
($ in millions)	2025	2024	Change
Net sales	$387.4	$354.0	$33.4
Operating income	59.7	51.7	8.0
Operating data:
Operating margin	15.4%	14.6%	0.8%
Total orders	$480.1	$427.7	$52.4
Backlog	1,033.1	1,037.4	(4.3)
Depreciation and amortization	17.6	14.3	3.3
Total orders for the three months ended March 31, 2025 increased by $52.4 million, or 12%, compared to the prior-year quarter. U.S. orders increased by $64.0 million, primarily due to a $24.0 million increase in orders for road-marking and line-removal equipment, inclusive of the acquisition of a $16.1 million U.S. order backlog from the Hog transaction, as well as increases in orders for aftermarket offerings of $13.8 million, dump truck bodies of $13.6 million, street sweepers of $10.9 million, safe-digging trucks of $10.2 million, and trailers of $2.6 million. Partially offsetting these improvements were reductions in orders for sewer cleaners of $5.5 million, refuse trucks of $4.3 million, and waterblasting equipment of $2.1 million. Non-U.S. orders decreased by $11.6 million, largely due to reductions in orders for refuse trucks of $37.3 million and dump truck bodies of $2.5 million, as well as a $3.5 million unfavorable foreign currency translation impact. Partially offsetting these reductions were improvements in orders for sewer cleaners of $14.0 million, street sweepers of $4.4 million, metal extraction support equipment of $4.2 million, road-marking and line-removal equipment of $4.0 million, inclusive of the acquisition of a $3.4 million non-U.S. order backlog from the Hog transaction, aftermarket offerings of $3.8 million, and waterblasting equipment of $1.7 million.
Net sales for the three months ended March 31, 2025 increased by $33.4 million, or 9%, compared to the prior-year quarter, primarily due to higher sales volumes, inclusive of the effects of acquisitions, and pricing actions. For the three months ended March 31, 2025, U.S. sales increased by $27.8 million, largely due to increases in sales of sewer cleaners of $15.0 million, dump truck bodies of $12.0 million, road-marking and line-removal equipment of $6.1 million, and industrial vacuum loaders of $5.7 million. Additionally, aftermarket revenues increased by $11.9 million. Partially offsetting these improvements were reductions in shipments of safe-digging trucks of $11.1 million, trailers of $4.6 million, metal extraction support equipment of $3.7 million, and street sweepers of $2.8 million. Non-U.S. sales increased by $5.6 million, primarily due to increases in shipments of metal extraction support equipment of $3.2 million, safe-digging trucks of $2.7 million, and street sweepers of $2.6 million, partially offset by a $3.0 million unfavorable foreign currency translation impact.
Cost of sales for the three months ended March 31, 2025 increased by $21.1 million, or 8%, compared to the prior-year quarter, primarily related to higher sales volumes and the addition of cost of sales from recent acquisitions. Gross profit margin for the three months ended March 31, 2025 was 25.6%, compared to 24.5% in the prior-year quarter, with the improvement primarily attributable to improved operating leverage from higher sales volumes, benefits from pricing actions, and favorable sales mix.
SEG&A expenses for the three months ended March 31, 2025 increased by $4.0 million, or 13%, compared to the prior-year quarter, primarily due to the addition of SEG&A expenses from recent acquisitions and higher employee-related costs. As a percentage of net sales, SEG&A expenses were 9.0% in the current-year quarter, compared to 8.7% in the prior-year quarter.
Operating income for the three months ended March 31, 2025 increased by $8.0 million, or 15%, compared to the prior-year quarter, largely due to a $12.3 million improvement in gross profit and a $0.4 million reduction in acquisition and integration-related expenses, partially offset by the $4.0 million increase in SEG&A expenses and a $0.7 million increase in amortization expense.
Backlog was $1.03 billion at March 31, 2025, compared to $1.04 billion in the prior-year quarter.

Safety and Security Systems
The following table summarizes the Safety and Security Systems Group’s operating results as of and for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
($ in millions)	2025	2024	Change
Net sales	$76.4	$70.9	$5.5
Operating income	15.8	13.8	2.0
Operating data:
Operating margin	20.7%	19.5%	1.2%
Total orders	$87.8	$75.0	$12.8
Backlog	68.9	62.0	6.9
Depreciation and amortization	1.0	1.0	—
Total orders for the three months ended March 31, 2025 increased by $12.8 million, or 17%, compared to the prior-year quarter. U.S. orders increased by $9.6 million, primarily due to improvements in orders for public safety equipment of $8.3 million and warning systems of $2.8 million, partially offset by a $1.5 million reduction in orders for industrial signaling equipment. Non-U.S. orders increased by $3.2 million, primarily due to a $3.3 million improvement in orders for public safety equipment.
Net sales for the three months ended March 31, 2025 increased by $5.5 million, or 8%, compared to the prior-year quarter, inclusive of the effects of higher sales volumes. U.S. sales increased by $2.4 million, driven by increases in sales of public safety equipment of $1.1 million, industrial signaling equipment of $0.7 million, and warning systems of $0.6 million. Non-U.S. sales increased by $3.1 million, primarily due to a $4.7 million improvement in sales of public safety equipment, partially offset by reductions in industrial signaling equipment of $0.9 million and warning systems of $0.5 million.
Cost of sales for the three months ended March 31, 2025 increased by $3.0 million, or 7%, compared to the prior-year quarter, primarily related to higher sales volumes. Gross profit margin for the three months ended March 31, 2025 was 41.6%, compared to 41.3% in the prior-year quarter, with the improvement primarily attributable to favorable sales mix.
SEG&A expenses for the three months ended March 31, 2025 increased by $0.5 million, or 3%, compared to the prior-year quarter, primarily due to increased investment in new product development initiatives and higher sales commissions. As a percentage of net sales, SEG&A expenses were 20.9% in the current-year quarter, compared to 21.9% in the prior-year quarter.
Operating income for the three months ended March 31, 2025 increased by $2.0 million, or 14%, compared to the prior-year quarter, primarily due to a $2.5 million improvement in gross profit, partially offset by the $0.5 million increase in SEG&A expenses.
Backlog was $69 million at March 31, 2025, compared to $62 million at March 31, 2024.
Corporate Expenses
Corporate operating expenses for the three months ended March 31, 2025 were $9.8 million, compared to $11.2 million in the prior-year quarter, with the decrease primarily due to reductions in post-retirement and stock compensation expenses, partially offset by the non-recurrence of a $1.8 million gain associated with an insurance recovery in the prior-year quarter.
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

Financial Condition, Liquidity and Capital Resources
The Company uses its cash flow from operations to fund growth and to make capital investments that sustain its operations, reduce costs, or both. Beyond these uses, remaining cash is used to pay down debt, repurchase shares, fund dividend payments and make pension contributions. The Company may also choose to invest in the acquisition of businesses, like the acquisition of substantially all the assets and operations of Hog that was completed on February 12, 2025. In the absence of significant unanticipated cash demands, we believe that the Company’s existing cash balances, cash flow from operations, and borrowings available under the Company’s credit facility will provide funds sufficient for these purposes.
As of March 31, 2025, there was $155.5 million of cash drawn on the Revolver, $120.3 million outstanding under the term loan facility, and $10.9 million of undrawn letters of credit under the 2022 Credit Agreement, with $508.6 million of availability for borrowings. The net cash flows associated with the Company’s rental equipment transactions are included in cash flow from operating activities.
The Company’s cash and cash equivalents totaled $57.5 million as of March 31, 2025 and $91.1 million as of December 31, 2024. As of March 31, 2025, $21.5 million of cash and cash equivalents was held by foreign subsidiaries. Cash and cash equivalents held by subsidiaries outside the U.S. typically are held in the currency of the country in which it is located. The Company uses this cash to fund the operating activities of its foreign subsidiaries and for further investment in foreign operations. Generally, the Company has considered such cash to be permanently reinvested in its foreign operations and the Company’s current plans do not demonstrate a need to repatriate such cash to fund U.S. operations. However, in the event that these funds are needed to fund U.S. operations or to satisfy U.S. obligations, they generally could be repatriated. The repatriation of these funds may cause the Company to incur additional tax expense, dependent on income tax laws and other circumstances at the time any such amounts are repatriated.
Net cash of $36.7 million was provided by operating activities in the three months ended March 31, 2025, compared to $31.3 million in the prior-year period, with the year-over-year increase primarily due to working capital improvements.
Net cash of $87.7 million was used for investing activities in the three months ended March 31, 2025, compared to $7.6 million in the prior-year period. During the three months ended March 31, 2025, the Company funded $5.6 million of capital expenditures and made an initial payment of $82.1 million to acquire Hog. During the three months ended March 31, 2024, the Company funded $8.4 million of capital expenditures.
Net cash of $16.9 million was provided by financing activities in the three months ended March 31, 2025, whereas in the prior-year period, net cash of $35.3 million was used for financing activities. In the three months ended March 31, 2025, the Company increased net borrowings under the Revolver by $64.2 million, paid $11.5 million to acquire a previously-leased manufacturing facility, funded cash dividends of $8.6 million and share repurchases of $18.5 million, and redeemed $8.6 million of stock in order to remit funds to tax authorities to satisfy employees’ tax withholdings following the vesting of stock-based compensation and the exercise of stock options. In the three months ended March 31, 2024, the Company paid down $23.5 million of borrowings under the Revolver and $0.8 million under its term loan facility, funded cash dividends of $7.3 million and share repurchases of $0.1 million, and redeemed $4.1 million of stock in order to remit funds to tax authorities to satisfy employees’ tax withholdings following the vesting of stock-based compensation and the exercise of stock options.
The Company is subject to certain net leverage ratio and interest coverage ratio financial covenants under the 2022 Credit Agreement that are measured at each fiscal quarter-end. The Company was in compliance with all such covenants as of March 31, 2025.
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
Contractual Obligations and Off-Balance Sheet Arrangements
During the three months ended March 31, 2025, there have been no material changes in the Company’s contractual obligations and off-balance sheet arrangements as described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk.
See Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. During the three months ended March 31, 2025, there have been no significant changes in our exposure to market risk.
Item 4.     Controls and Procedures.
As required by Rule 13a-15 under the Exchange Act, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of March 31, 2025. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2025.
As a matter of practice, the Company’s management continues to review and document internal control and procedures for financial reporting. From time to time, the Company may make changes aimed at enhancing the effectiveness of the controls and ensuring that the systems evolve with the business. SEC guidance permits management to omit an assessment of internal control over financial reporting for an acquired business from management’s assessment of internal control over financial reporting for a period not to exceed one year from the date of the acquisition. During the three months ended March 31, 2025, the Company completed the acquisition of Hog. The Company also completed the acquisition of Standard in the fourth quarter of 2024. As of March 31, 2025, management has not yet fully assessed Hog’s or Standard’s internal controls over financial reporting. Excluding the acquisitions of Hog and Standard, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting during the three months ended March 31, 2025.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings.
The information set forth under the heading “Legal Proceedings” in Note 9 – Commitments and Contingencies to the accompanying condensed consolidated financial statements as included in Part I of this Form 10-Q is incorporated herein by reference.
Item 1A. Risk Factors.
There have been no material changes in the Company’s risk factors as described in Item 1A, Risk Factors, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides a summary of the Company’s repurchase activity for its common stock during the three months ended March 31, 2025:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (a) (b)
January 2025 (1/1/25 - 2/1/25)	—	$—	—	$46,851,480
February 2025 (2/2/25 - 3/1/25)	16,389	81.7613	16,389	45,511,494
March 2025 (3/2/25 - 3/29/25)	234,215	78.2664	234,215	27,180,335
(a)    In March 2020, the Board authorized a stock repurchase program of up to $75 million of the Company’s common stock.
(b)    In April 2025, the Company repurchased an additional 280,893 shares for a total of $20.0 million, which left approximately $7.2 million of authorization remaining under the March 2020 program. On April 22, 2025, the Board authorized an additional stock repurchase program of up to $150 million of the Company’s common stock. The April 2025 program supplements the Board’s prior authorization under the March 2020 program, which remains in effect.
Item 3.    Defaults upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
On April 30, 2025, the Company issued a press release announcing its financial results for the three months ended March 31, 2025. The presentation slides for the first quarter 2025 earnings call were also posted on the Company’s website at that time. The full text of the first quarter financial results press release is included at Exhibit 99.1 and the earnings presentation is included at Exhibit 99.2 to this Form 10-Q.

Item 6.    Exhibits.

3.1	Restated Certificate of Incorporation of the Company. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed April 30, 2010.

3.2	Second Amended and Restated By-laws of the Company. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed October 24, 2023.

31.1	CEO Certification under Section 302 of the Sarbanes-Oxley Act.

31.2	CFO Certification under Section 302 of the Sarbanes-Oxley Act.

32.1	CEO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act.

32.2	CFO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act.

99.1	First Quarter Financial Results Press Release, Dated April 30, 2025.

99.2	First Quarter Earnings Call Presentation Slides.

101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURE
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Signal Corporation

Date:	April 30, 2025	/s/ Ian A. Hudson
Ian A. Hudson
Senior Vice President and Chief Financial Officer (Principal Financial Officer)