Form 10-Q
period 2025-06-30
FEDERAL SIGNAL CORP /DE/
filed 2025-07-30
CIK 277509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of June 30, 2025, the number of shares outstanding of the registrant’s common stock was 60,791,897.

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

PART I. FINANCIAL INFORMATION
Item 1.     Financial Statements (Unaudited).
FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2025	2024	2025	2024
Net sales	$564.6	$490.4	$1,028.4	$915.3
Cost of sales	395.0	346.4	728.0	655.3
Gross profit	169.6	144.0	300.4	260.0
Selling, engineering, general and administrative expenses	66.9	58.3	127.1	115.5
Amortization expense	4.5	3.8	8.8	7.4
Acquisition and integration-related expenses, net	0.5	0.8	1.1	1.7
Operating income	97.7	81.1	163.4	135.4
Interest expense, net	3.5	3.2	6.5	6.4
Other expense, net	0.8	0.4	1.5	0.6
Income before income taxes	93.4	77.5	155.4	128.4
Income tax expense	22.0	16.7	37.7	16.0
Net income	$71.4	$60.8	$117.7	$112.4
Earnings per share:
Basic	$1.18	$1.00	$1.93	$1.84
Diluted	1.16	0.99	1.91	1.82
Weighted average common shares outstanding:
Basic	60.6	61.0	60.9	61.0
Diluted	61.3	61.7	61.6	61.7
See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Net income	$71.4	$60.8	$117.7	$112.4
Other comprehensive income (loss):
Change in foreign currency translation adjustment	13.2	(1.4)	17.2	(5.3)
Change in unrecognized net actuarial loss and prior service cost related to pension benefit plans, net of income tax expense of $0.0, $0.2, $0.1, and $0.4, respectively	(0.1)	0.4	0.1	1.0
Change in unrealized gain or loss on interest rate swaps, net of income tax expense (benefit) of $0.1, $(0.1), $0.1, and $0.1, respectively	0.1	(0.3)	0.2	0.2
Total other comprehensive income (loss)	13.2	(1.3)	17.5	(4.1)
Comprehensive income	$84.6	$59.5	$135.2	$108.3
See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2025	December 31, 2024
(in millions, except per share data)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$64.7	$91.1
Accounts receivable, net of allowances for doubtful accounts of $3.1 and $2.6, respectively	238.3	196.4
Inventories	356.5	331.0
Prepaid expenses and other current assets	24.6	24.0
Total current assets	684.1	642.5
Properties and equipment, net of accumulated depreciation of $200.4 and $187.4, respectively	236.8	218.9
Rental equipment, net of accumulated depreciation of $62.4 and $53.3, respectively	201.0	173.2
Operating lease right-of-use assets	26.4	27.8
Goodwill	517.6	477.7
Intangible assets, net of accumulated amortization of $94.6 and $85.6, respectively	222.5	199.7
Deferred tax assets	10.7	9.4
Other long-term assets	16.9	16.0
Total assets	$1,916.0	$1,765.2
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term borrowings and finance lease obligations	$10.7	$19.4
Accounts payable	102.8	79.0
Customer deposits	39.7	35.0
Accrued liabilities:
Compensation and withholding taxes	39.0	45.6
Current operating lease liabilities	6.9	6.8
Other current liabilities	63.9	56.0
Total current liabilities	263.0	241.8
Long-term borrowings and finance lease obligations	258.3	204.4
Long-term operating lease liabilities	20.3	21.8
Long-term pension and other postretirement benefit liabilities	41.7	41.7
Deferred tax liabilities	58.5	58.0
Other long-term liabilities	12.0	11.4
Total liabilities	653.8	579.1
Stockholders’ equity:
Common stock, $1 par value per share, 90.0 shares authorized, 70.7 and 70.3 shares issued, respectively	70.7	70.3
Capital in excess of par value	319.8	309.8
Retained earnings	1,203.4	1,102.8
Treasury stock, at cost, 9.9 and 9.2 shares, respectively	(260.2)	(207.8)
Accumulated other comprehensive loss	(71.5)	(89.0)
Total stockholders’ equity	1,262.2	1,186.1
Total liabilities and stockholders’ equity	$1,916.0	$1,765.2
See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
(in millions)	2025	2024
Operating activities:
Net income	$117.7	$112.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38.6	31.2
Stock-based compensation expense	8.1	8.8
Changes in fair value of contingent consideration	—	0.1
Payments for acquisition-related activity	(0.1)	—
Amortization of interest rate swap settlement gain	—	(1.2)
Deferred income taxes	0.2	2.3
Changes in operating assets and liabilities	(68.1)	(81.7)
Net cash provided by operating activities	96.4	71.9
Investing activities:
Purchases of properties and equipment	(12.9)	(24.2)
Payments for acquisition-related activity, net of cash acquired	(82.1)	—
Other, net	0.7	1.2
Net cash used for investing activities	(94.3)	(23.0)
Financing activities:
Increase (decrease) in revolving lines of credit, net	55.0	(39.2)
Payments on long-term borrowings	(1.6)	(1.6)
Purchases of treasury stock	(39.7)	(0.1)
Redemptions of common stock to satisfy withholding taxes related to stock-based compensation	(11.4)	(5.9)
Payments for acquisition-related activity	(4.3)	—
Cash dividends paid to stockholders	(17.1)	(14.7)
Proceeds from stock-based compensation activity	1.1	1.3
Other, net	(11.8)	(0.3)
Net cash used for financing activities	(29.8)	(60.5)
Effects of foreign exchange rate changes on cash and cash equivalents	1.3	(0.8)
Decrease in cash and cash equivalents	(26.4)	(12.4)
Cash and cash equivalents at beginning of year	91.1	61.0
Cash and cash equivalents at end of period	$64.7	$48.6
See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Three Months ended June 30, 2025
(in millions)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at April 1, 2025	$70.6	$312.2	$1,140.5	$(236.2)	$(84.7)	$1,202.4
Net income			71.4			71.4
Total other comprehensive income					13.2	13.2
Cash dividends declared ($0.14 per share)			(8.5)			(8.5)
Stock-based payments:
Stock-based compensation		4.8				4.8
Stock option exercises and other	0.1	2.8		(3.8)		(0.9)
Stock repurchase program				(20.2)		(20.2)
Balance at June 30, 2025	$70.7	$319.8	$1,203.4	$(260.2)	$(71.5)	$1,262.2

	Three Months Ended June 30, 2024
(in millions)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at April 1, 2024	$70.2	$296.8	$960.1	$(198.6)	$(84.1)	$1,044.4
Net income			60.8			60.8
Total other comprehensive loss					(1.3)	(1.3)
Cash dividends declared ($0.12 per share)			(7.4)			(7.4)
Stock-based payments:
Stock-based compensation		3.5				3.5
Stock option exercises and other	0.1	1.7		(2.2)		(0.4)
Balance at June 30, 2024	$70.3	$302.0	$1,013.5	$(200.8)	$(85.4)	$1,099.6

	Six Months Ended June 30, 2025
(in millions)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2025	$70.3	$309.8	$1,102.8	$(207.8)	$(89.0)	$1,186.1
Net income			117.7			117.7
Total other comprehensive income					17.5	17.5
Cash dividends declared ($0.28 per share)			(17.1)			(17.1)
Stock-based payments:
Stock-based compensation		7.2				7.2
Stock option exercises and other	0.2	3.0		(4.3)		(1.1)
Performance share unit transactions	0.2	(0.2)		(8.2)		(8.2)
Stock repurchase program				(39.9)		(39.9)
Balance at June 30, 2025	$70.7	$319.8	$1,203.4	$(260.2)	$(71.5)	$1,262.2

	Six Months Ended June 30, 2024
(in millions)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2024	$70.0	$291.1	$915.8	$(193.7)	$(81.3)	$1,001.9
Net income			112.4			112.4
Total other comprehensive loss					(4.1)	(4.1)
Cash dividends declared ($0.24 per share)			(14.7)			(14.7)
Stock-based payments:
Stock-based compensation		7.9				7.9
Stock option exercises and other	0.2	3.1		(3.4)		(0.1)
Performance share unit transactions	0.1	(0.1)		(3.6)		(3.6)
Stock repurchase program				(0.1)		(0.1)
Balance at June 30, 2024	$70.3	$302.0	$1,013.5	$(200.8)	$(85.4)	$1,099.6

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
The assets and liabilities of Hog have been consolidated into the Company’s Condensed Consolidated Balance Sheet as of June 30, 2025, and the post-acquisition results of operations have been included in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2025, within the Environmental Solutions Group.
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
The acquisition is being accounted for in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations. Accordingly, the total purchase price has been allocated on a preliminary basis to assets acquired and liabilities assumed in connection with the acquisition based on their estimated fair values as of the completion of the acquisition. A single estimate of fair value results from a complex series of judgments about future events and uncertainties and relies heavily on estimates and assumptions. The Company’s judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact the Company’s results of operations. Due to the proximity of the date of acquisition to the date of issuance of the condensed consolidated financial statements, the Company’s purchase price allocation as of June 30, 2025 reflects various provisional estimates that were based on the information that was available as of the acquisition date and the filing date of this Form 10-Q. The Company believes that information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed; however, the determination of those fair values is not yet finalized. Thus, the preliminary measurements of fair value set forth in the table below are subject to change during the measurement period as valuations are finalized. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practicable, but not more than one year from the acquisition date.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
The following table summarizes the preliminary fair value of assets acquired and liabilities assumed as of the acquisition date:

(in millions)
Purchase price, inclusive of preliminary closing adjustments (a)	$84.1
Estimated fair value of additional consideration (b)	7.5
Settlement of pre-existing contractual relationship (c)	0.9
Total consideration	92.5

Accounts receivable	7.3
Inventories	11.1
Prepaid expenses and other current assets	1.6
Properties and equipment	17.9
Customer relationships (d)	16.5
Trade names (e)	10.5
Other intangible assets	3.5
Accounts payable	(4.0)
Accrued liabilities	(1.7)
Customer deposits	(5.4)
Net assets acquired	57.3

Goodwill (f)	$35.2
(a)     The initial purchase price, which is subject to certain post-closing adjustments, including working capital, was funded through existing cash on hand and borrowings under the Company’s credit agreement. The initial purchase price includes $2.0 million that was held back from the initial amount paid at closing pending resolution of certain post-closing adjustments. This hold back amount is included as a component of Other current liabilities on the Condensed Consolidated Balance Sheet as of June 30, 2025.
(b)    Represents the preliminary estimate of fair value assigned to the contingent earn-out payment as of the acquisition date, which is included in Other current liabilities on the Condensed Consolidated Balance Sheet as of June 30, 2025. See Note 13 – Fair Value Measurements for discussion of the methodology used to determine the fair value of the contingent earn-out payment.
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

For the period between the closing date of February 12, 2025 and June 30, 2025, Hog generated approximately $26.2 million of net sales and $3.6 million of operating income.

The acquisition was not, and would not have been, material to the Company’s net sales, results of operations, or total assets during any period presented. Accordingly, the Company’s consolidated results from operations do not differ materially from historical performance as a result of the acquisition, and therefore, unaudited pro-forma results are not presented.

Acquisition of Trackless
In connection with the April 2023 acquisition of substantially all the assets and operations of Trackless Vehicles Limited and Trackless Vehicles Asset Corp, including the wholly-owned subsidiary Work Equipment Ltd. (collectively, “Trackless”), the Company paid initial cash consideration of approximately C$56.3 million (approximately $41.9 million as of the acquisition date). During the second quarter of 2025, the Company paid additional consideration of C$6.0 million (approximately $4.4 million) to settle the contingent consideration liability associated with the acquisition. The contingent consideration was based on the achievement of specified financial results over the two-year period following the closing of the acquisition. Of the $4.4 million of additional consideration paid, $0.1 million has been included as a component of Net cash provided by operating activities within the Condensed Consolidated Statement of Cash Flows, with the remaining $4.3 million, representing the fair value of the contingent consideration established in the Company’s purchase price allocation, being included as a component of Net cash used for financing activities.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
NOTE 3 – REVENUE RECOGNITION
The following table presents the Company’s Net sales disaggregated by geographic region, based on the location of the end customer, and by major product line:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Geographic Region:
U.S.	$445.2	$384.4	$809.7	$718.7
Canada	79.2	69.4	140.7	128.7
Europe/Other	40.2	36.6	78.0	67.9
Total net sales	$564.6	$490.4	$1,028.4	$915.3
Major Product Line:
Environmental Solutions
Vehicles and equipment (a)	$374.5	$318.6	$676.1	$590.9
Parts	68.2	60.1	128.3	121.1
Rental income (b)	20.4	17.4	35.4	29.4
Other (c)	17.4	12.7	28.1	21.4
Total	480.5	408.8	867.9	762.8
Safety and Security Systems
Public safety and security equipment	52.9	53.1	103.5	98.0
Industrial signaling equipment	17.5	17.6	34.1	34.5
Warning systems	13.7	10.9	22.9	20.0
Total	84.1	81.6	160.5	152.5
Total net sales	$564.6	$490.4	$1,028.4	$915.3
(a)    Includes net sales from the sale of new and used vehicles and equipment, including sales of rental equipment.
(b)    Represents income from vehicle and equipment lease arrangements with customers.
(c)    Primarily includes revenues from services, such as maintenance and repair work, and the sale of extended warranty contracts.
Contract Balances
The Company recognizes contract liabilities when cash payments, such as customer deposits, are received in advance of the Company’s satisfaction of the related performance obligations. Contract liabilities are recognized as Net sales when the related performance obligations are satisfied, which generally occurs within three to six months of the cash receipt. Contract liability balances are not materially impacted by any other factors. The Company’s contract liabilities were $44.1 million as of June 30, 2025 and $38.8 million as of December 31, 2024. Contract assets, such as unbilled receivables, were not material as of any of the periods presented herein.
NOTE 4 – INVENTORIES
The following table summarizes the components of Inventories:

(in millions)	June 30, 2025	December 31, 2024
Finished goods	$133.8	$129.4
Raw materials	186.1	171.9
Work in process	36.6	29.7
Total inventories	$356.5	$331.0

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
NOTE 5 – DEBT
The following table summarizes the components of Long-term borrowings and finance lease obligations:

(in millions)	June 30, 2025	December 31, 2024
2022 Credit Agreement (a)	$268.0	$210.9
Finance lease obligations	1.0	12.9
Total long-term borrowings and finance lease obligations, including current portion	269.0	223.8
Less: Current maturities	10.2	7.0
Less: Current finance lease obligations	0.5	12.4
Total long-term borrowings and finance lease obligations	$258.3	$204.4
(a)     Defined as the Third Amended and Restated Credit Agreement, dated October 21, 2022, as amended.
As more fully described within Note 13 – Fair Value Measurements, the Company uses a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The fair value of the Company’s long-term borrowings and finance lease obligations is based on interest rates that we believe are currently available to us for issuance of debt with similar terms and remaining maturities (Level 2 input). The carrying amounts of the Company’s long-term borrowings and finance lease obligations approximate their fair values as of June 30, 2025 and December 31, 2024.
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
The Company is subject to certain net leverage ratio and interest coverage ratio financial covenants under the 2022 Credit Agreement that are measured at each fiscal quarter-end. The Company was in compliance with all such covenants as of June 30, 2025.
As of June 30, 2025, there was $149.2 million of cash drawn on the Revolver, $118.8 million outstanding under the term loan facility, and $11.3 million of undrawn letters of credit under the 2022 Credit Agreement, with $514.5 million of net availability for borrowings. As of December 31, 2024, there was $90.6 million of cash drawn on the Revolver, $120.3 million outstanding under the term loan facility, and $10.1 million of undrawn letters of credit under the 2022 Credit Agreement, with $574.3 million of net availability for borrowings.
The following table summarizes the gross borrowings and gross payments under the Company’s revolving credit facilities:

	Six Months Ended June 30,
(in millions)	2025	2024
Gross borrowings	$91.4	$18.0
Gross payments	36.4	57.2

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
The fair value of the Company’s interest rate swaps was a liability of $0.1 million at June 30, 2025 and a liability of $0.3 million at December 31, 2024, which were included in Other current liabilities on the Condensed Consolidated Balance Sheets. Related to these interest rate swaps, the Company recorded unrealized pre-tax gains of $0.1 million for the three months ended June 30, 2025 and $0.2 million for the six months ended June 30, 2025, and unrealized pre-tax gains of $0.2 million for the three months ended June 30, 2024 and $1.4 million for the six months ended June 30, 2024. These amounts were recorded in Accumulated other comprehensive loss. No ineffectiveness was recorded in either period.
In connection with entering into the 2022 Credit Agreement in October 2022, the Company terminated an interest rate swap initially entered into in 2019, receiving proceeds of $4.3 million upon settlement. The settlement gain was recorded in Accumulated other comprehensive loss and was amortized into earnings ratably through the original maturity date of July 30, 2024. The Company recognized non-cash settlement gains of $0.6 million for the three months ended June 30, 2024 and $1.2 million for the six months ended June 30, 2024, as a component of Interest expense, net on the Condensed Consolidated Statements of Operations.
Finance Leases
In the fourth quarter of 2024, the Company provided notice to the lessor of one of its leased U.S. manufacturing facilities of its intent to exercise the $11.5 million purchase option included in the lease agreement. The Company remeasured the corresponding lease liability, adjusted the right-of-use (“ROU”) asset, and reassessed the lease classification, resulting in a change in classification from an operating lease to a finance lease in the fourth quarter of 2024. The purchase was completed on February 10, 2025. As of the purchase date, the related finance lease ROU asset, net, was approximately $11.3 million and the finance lease liability was $11.5 million. The cash outflow of approximately $11.5 million related to the facility purchase is reflected as a component of Other, net within the financing activities on the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2025.
The following table summarizes the supplemental noncash investing and financing activities related to this facility purchase:

Six Months Ended June 30,
(in millions)	2025
Purchase of properties and equipment through exchange of lease ROU asset	$11.3
Derecognition of ROU asset	(11.3)

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
NOTE 6 – GOODWILL AND OTHER INTANGIBLE ASSETS
The following table summarizes the carrying amount of goodwill, and the changes in the carrying amount of goodwill in the six months ended June 30, 2025, by segment:

(in millions)	Environmental Solutions	Safety & Security Systems	Total
Balance at January 1, 2025	$368.8	$108.9	$477.7
Acquisitions, including measurement period adjustments	35.2	—	35.2
Translation adjustments	0.6	4.1	4.7
Balance at June 30, 2025	$404.6	$113.0	$517.6
The following table summarizes the gross carrying amount and accumulated amortization of intangible assets for each major class of intangible assets:

	June 30, 2025			December 31, 2024
(in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Definite-lived intangible assets:
Customer relationships (a)	$182.8	$(89.0)	$93.8	$165.7	$(80.7)	$85.0
Other (a)	10.8	(5.6)	5.2	7.2	(4.9)	2.3
Total definite-lived intangible assets	193.6	(94.6)	99.0	172.9	(85.6)	87.3
Indefinite-lived intangible assets:
Trade names	119.2	—	119.2	108.1	—	108.1
Other	4.3	—	4.3	4.3	—	4.3
Total indefinite-lived intangible assets	123.5	—	123.5	112.4	—	112.4
Total intangible assets	$317.1	$(94.6)	$222.5	$285.3	$(85.6)	$199.7
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
Amortization expense was $4.5 million for the three months ended June 30, 2025 and $8.8 million for the six months ended June 30, 2025. Amortization expense was $3.8 million for the three months ended June 30, 2024 and $7.4 million for the six months ended June 30, 2024.
The Company currently estimates that aggregate amortization expense will be approximately $9.0 million for the remainder of 2025, $17.9 million in 2026, $17.0 million in 2027, $16.7 million in 2028, $11.0 million in 2029, and $27.4 million thereafter. Actual amounts of amortization may differ from estimated amounts due to changes in foreign currency rates, measurement period adjustments for the Hog and Standard acquisitions, impairment of intangible assets, and other events.
NOTE 7 – INCOME TAXES
The Company recognized income tax expense of $22.0 million for the three months ended June 30, 2025, compared to $16.7 million in the three months ended June 30, 2024, with the increase primarily due to the effects of higher pre-tax income and the non-recurrence of a $2.6 million discrete tax benefit, which was recognized in the prior-year quarter in connection with the amendment of certain U.S. state tax returns to claim a worthless stock deduction, partially offset by a $0.7 million increase in excess tax benefits associated with stock-based compensation activity. The Company’s effective tax rate for the three months ended June 30, 2025 was 23.6%, compared to 21.5% in the prior-year quarter.
The Company recognized income tax expense of $37.7 million for the six months ended June 30, 2025, compared to $16.0

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
million in the six months ended June 30, 2024, with the increase primarily due to the effects of higher pre-tax income and the non-recurrence of a $15.6 million discrete tax benefit, which was recognized in the prior-year period in connection with the amendment of certain U.S. federal and state tax returns to claim a worthless stock deduction. The Company’s effective tax rate for the six months ended June 30, 2025 was 24.3%, compared to 12.5% in the prior-year period.
On July 4, 2025, H.R.1, new tax legislation commonly referred to as the One Big Beautiful Bill Act (“OBBBA”), was enacted in the U.S. The OBBBA includes a broad range of tax provisions, including the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework, and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company is currently assessing the impact of this new legislation on its financial statements.
NOTE 8 – PENSIONS
The following table summarizes the components of Net periodic pension expense:

	U.S. Benefit Plan				Non-U.S. Benefit Plan
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024	2025	2024	2025	2024
Service cost	$—	$—	$—	$—	$0.1	$0.1	$0.1	$0.1
Interest cost	1.4	1.5	2.8	2.9	0.3	0.3	0.7	0.7
Amortization of actuarial loss	0.6	0.5	1.2	1.0	0.2	0.2	0.3	0.4
Amortization of prior service cost	—	—	—	—	0.1	0.1	0.1	0.1
Expected return on plan assets	(1.4)	(1.8)	(2.8)	(3.6)	(0.6)	(0.6)	(1.0)	(1.1)
Net periodic pension expense	$0.6	$0.2	$1.2	$0.3	$0.1	$0.1	$0.2	$0.2
The items that comprise Net periodic pension expense, other than service cost, are included as a component of Other expense, net on the Condensed Consolidated Statements of Operations.
NOTE 9 – COMMITMENTS AND CONTINGENCIES
Financial Commitments
The Company provides indemnifications and other guarantees in the ordinary course of business, the terms of which range in duration and often are not explicitly defined. Specifically, the Company is occasionally required to provide letters of credit and bid and performance bonds to various customers, principally to act as security for retention levels related to casualty insurance policies and to guarantee the performance of subsidiaries that engage in export and domestic transactions. At June 30, 2025, the Company had outstanding performance and financial standby letters of credit, as well as outstanding bid and performance bonds, aggregating to $30.7 million. If any such letters of credit or bonds are called, the Company would be obligated to reimburse the issuer of the letter of credit or bond. The Company believes the likelihood of any currently outstanding letter of credit or bond being called is remote.
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

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
The following table summarizes the changes in the Company’s warranty liabilities during the six months ended June 30, 2025 and 2024:

(in millions)	2025	2024
Balance at January 1	$9.8	$9.6
Provisions to expense	3.9	4.7
Acquisitions	0.3	—
Payments	(3.9)	(4.4)
Balance at June 30	$10.1	$9.9
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
Hearing Loss Litigation
Between 1999 and 2017, the Company was sued for monetary damages by multiple firefighters claiming that exposure to the Company’s sirens impaired their hearing and that the sirens were therefore defective. The Company has vigorously defended itself against these claims, obtaining many jury verdicts in its favor and settling some for nominal amounts. In 2018, counsel for the remaining plaintiffs requested that the Company consider settlement, and on November 4, 2019, the parties executed a global settlement agreement pursuant to which the Company would pay $700 to each firefighter who filed a lawsuit and is eligible to be part of the settlement, and $300 to each firefighter who has not yet filed a case and is eligible to be part of the settlement. The settlement agreement requires plaintiffs’ attorneys to withdraw from representing firefighters who elect not to participate in the settlement and does not include the payment of any attorney fees by the Company. To be eligible for settlement, among other things, firefighters must provide proof that they have high frequency noise-induced hearing loss. As of June 30, 2025, the Company has recognized an estimated liability for the potential settlement amount. While it is reasonably possible that the ultimate resolution of this matter may result in a loss in excess of the amount accrued, the incremental loss is not expected to be material.
NOTE 10 – EARNINGS PER SHARE
The Company computes earnings per share (“EPS”) in accordance with ASC 260, Earnings per Share, which requires that non-vested restricted stock containing non-forfeitable dividend rights should be treated as participating securities pursuant to the two-class method. Under the two-class method, net income is reduced by the amount of dividends declared in the period for common stock and participating securities. The remaining undistributed earnings are then allocated to common stock and participating securities as if all of the net income for the period had been distributed. The amounts of distributed and undistributed earnings allocated to participating securities for the three and six months ended June 30, 2025 and 2024 were insignificant and did not materially impact the calculation of basic or diluted EPS.
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
For the three and six months ended June 30, 2025, options to purchase 0.2 million and 0.1 million shares, respectively, of the Company’s common stock had an anti-dilutive effect on EPS, and accordingly, were excluded from the calculation of diluted EPS. For the three and six months ended June 30, 2024, the number of options to purchase shares of the Company’s stock that had an antidilutive effect on EPS was not significant.
The following table reconciles Net income to basic and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2025	2024	2025	2024
Net income	$71.4	$60.8	$117.7	$112.4
Weighted average shares outstanding – Basic	60.6	61.0	60.9	61.0
Dilutive effect of common stock equivalents	0.7	0.7	0.7	0.7
Weighted average shares outstanding – Diluted	61.3	61.7	61.6	61.7
Earnings per share:
Basic	$1.18	$1.00	$1.93	$1.84
Diluted	1.16	0.99	1.91	1.82
NOTE 11 – STOCKHOLDERS’ EQUITY
Dividends
On February 21, 2025, the Company’s Board of Directors (the “Board”) declared a quarterly cash dividend of $0.14 per common share. The dividend totaled $8.6 million and was distributed on March 27, 2025 to stockholders of record at the close of business on March 14, 2025.
On April 22, 2025, the Board declared a quarterly cash dividend of $0.14 per common share. The dividend totaled $8.5 million and was distributed on May 30, 2025 to stockholders of record at the close of business on May 16, 2025.
On July 21, 2025, the Board declared a quarterly cash dividend of $0.14 per common share payable on August 28, 2025 to stockholders of record at the close of business on August 15, 2025.
The Company paid dividends to stockholders of $7.4 million during the three months ended June 30, 2024 and $14.7 million during the six months ended June 30, 2024.
Stock Repurchase Program
In March 2020, the Board authorized a stock repurchase program (the “March 2020 program”) of up to $75 million of the Company’s common stock. During the first quarter of 2025, the Company repurchased 250,604 shares for a total of $19.7 million under the March 2020 program.
In April 2025, the Board authorized an additional stock repurchase program (the “April 2025 program”) of up to $150 million of the Company’s common stock. The April 2025 program supplements the Board’s prior authorization under the March 2020 program, which remains in effect.
During the three months ended June 30, 2025, the Company repurchased 280,893 shares for a total of $20.0 million under its stock repurchase programs.
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
At the end of the second quarter of 2025, the Company had remaining authorization under its stock repurchase programs of approximately $157 million.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
No shares were repurchased during the three months ended June 30, 2024. During the six months ended June 30, 2024, the Company repurchased 1,600 shares for a total of $0.1 million under the March 2020 program.
Accumulated Other Comprehensive Loss
The following tables summarize the changes in each component of Accumulated other comprehensive loss, net of tax in the three months ended June 30, 2025 and 2024:

(in millions)	Actuarial Losses	Prior Service Costs	Foreign Currency Translation	Interest Rate Swaps	Total
Balance at April 1, 2025 (a)	$(62.3)	$(1.8)	$(20.5)	$(0.1)	$(84.7)
Other comprehensive (loss) income before reclassifications	(0.6)	(0.2)	13.2	—	12.4
Amounts reclassified from accumulated other comprehensive loss	0.6	0.1	—	0.1	0.8
Net current-period other comprehensive (loss) income	—	(0.1)	13.2	0.1	13.2
Balance at June 30, 2025 (a)	$(62.3)	$(1.9)	$(7.3)	$—	$(71.5)

(in millions)	Actuarial Losses	Prior Service Costs	Foreign Currency Translation	Interest Rate Swaps	Total
Balance at April 1, 2024 (a)	$(69.1)	$(2.0)	$(14.0)	$1.0	$(84.1)
Other comprehensive (loss) income before reclassifications	(0.2)	—	(1.4)	0.4	(1.2)
Amounts reclassified from accumulated other comprehensive loss	0.5	0.1	—	(0.7)	(0.1)
Net current-period other comprehensive income (loss)	0.3	0.1	(1.4)	(0.3)	(1.3)
Balance at June 30, 2024 (a)	$(68.8)	$(1.9)	$(15.4)	$0.7	$(85.4)
(a)    Amounts in parentheses indicate losses.
The following tables summarize the changes in each component of Accumulated other comprehensive loss, net of tax in the six months ended June 30, 2025 and 2024:

(in millions)	Actuarial Losses	Prior Service Costs	Foreign Currency Translation	Interest Rate Swaps	Total
Balance at January 1, 2025 (a)	$(62.5)	$(1.8)	$(24.5)	$(0.2)	$(89.0)
Other comprehensive (loss) income before reclassifications	(0.9)	(0.2)	17.2	0.1	16.2
Amounts reclassified from accumulated other comprehensive loss	1.1	0.1	—	0.1	1.3
Net current-period other comprehensive income (loss)	0.2	(0.1)	17.2	0.2	17.5
Balance at June 30, 2025 (a)	$(62.3)	$(1.9)	$(7.3)	$—	$(71.5)

(in millions)	Actuarial Losses	Prior Service Costs	Foreign Currency Translation	Interest Rate Swaps	Total
Balance at January 1, 2024 (a)	$(69.7)	$(2.0)	$(10.1)	$0.5	$(81.3)
Other comprehensive (loss) income before reclassifications	(0.1)	—	(5.3)	1.6	(3.8)
Amounts reclassified from accumulated other comprehensive loss	1.0	0.1	—	(1.4)	(0.3)
Net current-period other comprehensive income (loss)	0.9	0.1	(5.3)	0.2	(4.1)
Balance at June 30, 2024 (a)	$(68.8)	$(1.9)	$(15.4)	$0.7	$(85.4)
(a)    Amounts in parentheses indicate losses.
The following table summarizes the amounts reclassified from Accumulated other comprehensive loss, net of tax, in the three months ended June 30, 2025 and 2024 and the affected line item in the Condensed Consolidated Statements of Operations:

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in Condensed Consolidated Statements of Operations
	2025	2024
(in millions) (a)
Amortization of actuarial losses of defined benefit pension plans	$(0.8)	$(0.7)	Other expense, net
Amortization of prior service costs of defined benefit pension plans	(0.1)	(0.1)	Other expense, net
Interest rate swaps	(0.1)	0.9	Interest expense, net
Total before tax	(1.0)	0.1
Income tax benefit	0.2	—	Income tax expense
Total reclassifications for the period, net of tax	$(0.8)	$0.1
(a)    Amounts in parentheses indicate losses.

The following table summarizes the amounts reclassified from Accumulated other comprehensive loss, net of tax, in the six months ended June 30, 2025 and 2024 and the affected line item in the Condensed Consolidated Statements of Operations:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in Condensed Consolidated Statements of Operations
	2025	2024
(in millions) (a)
Amortization of actuarial losses of defined benefit pension plans	$(1.5)	$(1.4)	Other expense, net
Amortization of prior service costs of defined benefit pension plans	(0.1)	(0.1)	Other expense, net
Interest rate swaps	(0.1)	1.8	Interest expense, net
Total before tax	(1.7)	0.3
Income tax benefit	0.4	—	Income tax expense
Total reclassifications for the period, net of tax	$(1.3)	$0.3
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
The following tables summarize the Company’s financial performance by reportable segment and include reconciliations of segment operating income to consolidated income before income taxes for the three months ended June 30, 2025 and 2024:

	Three Months ended June 30, 2025
(in millions of dollars)	Environmental Solutions	Safety and Security Systems	Total
Net sales (a)	$480.5	$84.1	$564.6
Less: Cost of sales	348.5	46.5	395.0
Gross profit	132.0	37.6	169.6
Less:
Selling, engineering, general, and administrative expenses	35.5	16.1	51.6
Other segment items (b)	4.6	—	4.6
Segment operating income	91.9	21.5	113.4
Reconciliation to income before income taxes:
All other (income) loss (c)			15.7
Interest expense, net			3.5
Other expense, net			0.8
Income before income taxes			$93.4
(a)    Represents net sales from external customers. Intersegment net sales are not significant. Total of segment net sales agrees to Net sales on the Condensed Consolidated Statement of Operations.
(b)    Other segment items includes amortization expense and acquisition and integration-related expenses, net, within the Environmental Solutions Group.
(c)    Represents general corporate expenses.

	Three Months Ended June 30, 2024
(in millions of dollars)	Environmental Solutions	Safety and Security Systems	Total
Net sales (a)	$408.8	$81.6	$490.4
Less: Cost of sales	299.3	47.1	346.4
Gross profit	109.5	34.5	144.0
Less:
Selling, engineering, general, and administrative expenses	32.2	16.2	48.4
Other segment items (b)	4.4	—	4.4
Segment operating income	72.9	18.3	91.2
Reconciliation to income before income taxes:
All other (income) loss (c)			10.1
Interest expense, net			3.2
Other expense, net			0.4
Income before income taxes			$77.5
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

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
The following tables summarize the Company’s financial performance by reportable segment and include reconciliations of segment operating income to consolidated income before income taxes for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30, 2025
(in millions of dollars)	Environmental Solutions	Safety and Security Systems	Total
Net sales (a)	$867.9	$160.5	$1,028.4
Less: Cost of sales	636.9	91.1	728.0
Gross profit	231.0	69.4	300.4
Less:
Selling, engineering, general, and administrative expenses	70.4	32.1	102.5
Other segment items (b)	9.0	—	9.0
Segment operating income	151.6	37.3	188.9
Reconciliation to income before income taxes:
All other (income) loss (c)			25.5
Interest expense, net			6.5
Other expense, net			1.5
Income before income taxes			$155.4
(a)    Represents net sales from external customers. Intersegment net sales are not significant. Total of segment net sales agrees to Net sales on the Condensed Consolidated Statement of Operations.
(b)    Other segment items includes amortization expense and acquisition and integration-related expenses, net, within the Environmental Solutions Group.
(c)    Represents general corporate expenses.

	Six Months Ended June 30, 2024
(in millions of dollars)	Environmental Solutions	Safety and Security Systems	Total
Net sales (a)	$762.8	$152.5	$915.3
Less: Cost of sales	566.6	88.7	655.3
Gross profit	196.2	63.8	260.0
Less:
Selling, engineering, general, and administrative expenses	63.1	31.7	94.8
Other segment items (b)	8.5	—	8.5
Segment operating income	124.6	32.1	156.7
Reconciliation to income before income taxes:
All other (income) loss (c)			21.3
Interest expense, net			6.4
Other expense, net			0.6
Income before income taxes			$128.4
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

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
The following table summarizes the Company’s total depreciation and amortization by reportable segment and includes a reconciliation of total segment depreciation and amortization to total depreciation and amortization for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions of dollars)	2025	2024	2025	2024
Depreciation and amortization:
Environmental Solutions (a)	$18.7	$14.7	$36.3	$29.0
Safety and Security Systems (a)	1.1	1.0	2.1	2.0
Total segment depreciation and amortization	19.8	15.7	38.4	31.0
Corporate	0.1	0.1	0.2	0.2
Total depreciation and amortization	$19.9	$15.8	$38.6	$31.2
(a)    The amounts of depreciation and amortization disclosed by reportable segment are included within cost of sales; selling, engineering, general, and administrative expenses; and other segment items in the tables above.
The following table summarizes the Company’s total assets by reportable segment and includes a reconciliation of total segment assets to total assets as of June 30, 2025 and December 31, 2024:

(in millions of dollars)	June 30, 2025	December 31, 2024
Total assets:
Environmental Solutions	$1,569.4	$1,424.7
Safety and Security Systems	293.1	279.5
Total segment assets	1,862.5	1,704.2
Corporate and eliminations	53.5	61.0
Total assets	$1,916.0	$1,765.2
The following table summarizes the Company’s total capital expenditures by reportable segment and includes a reconciliation of total segment capital expenditures to total capital expenditures for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions of dollars)	2025	2024	2025	2024
Capital expenditures
Environmental Solutions	$4.9	$13.6	$9.3	$19.2
Safety and Security Systems	1.6	1.4	2.4	3.5
Total segment capital expenditures	6.5	15.0	11.7	22.7
Corporate	0.8	0.8	1.2	1.5
Total capital expenditures	$7.3	$15.8	$12.9	$24.2

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
Contingent Consideration
As of June 30, 2025, the Company had contingent obligations to transfer up to $3.9 million, $4.8 million, and $15.0 million to the former owners of Blasters, Inc. and Blasters Technologies, LLC (collectively, “Blasters”); Standard; and Hog, respectively, if specified financial results are met over future reporting periods (i.e., an earn-out). The Blasters, Standard, and Hog acquisitions were completed on January 3, 2023, October 4, 2024, and February 12, 2025, respectively. The Blasters contingent earn-out payments, if earned, would be due to be paid annually, in each of the three years following the anniversary of the closing date. There was no contingent earn-out payable for the first or second annual measurement periods. The Standard contingent earn-out payment, if earned, would be due to be paid following the end of the performance period, which concludes on January 1, 2027. The Hog contingent earn-out payment, if earned, would be due to be paid following the end of the performance period, which concludes on December 31, 2025.
The Company also previously had contingent obligations to transfer up to $7.5 million to the former owners of Deist Industries, Inc., Bucks Fabricating, LLC, Roll-Off Parts, LLC, and Switch-N-Go LLC (collectively, “Deist”) and up to C$6.0 million to the former owner of Trackless. The applicable performance period for the Deist earn-out ended on December 30, 2024, the third anniversary of the closing date. During the second quarter of 2025, the Company determined that no additional consideration was payable to the former owners of Deist. The applicable performance period for the Trackless earn-out ended on April 3, 2025, the second anniversary of the closing date. During the second quarter of 2025, the Company determined that, based on the achievement of certain financial results, the full amount of the contingent consideration had been earned, and paid an additional C$6.0 million (approximately $4.4 million) to the former owner of Trackless. See Note 2 - Acquisitions for additional information.
Liabilities for contingent consideration are measured at fair value each reporting period, with the acquisition-date fair value included as part of the consideration transferred. Subsequent changes in fair value are included as a component of Acquisition and integration-related expenses, net on the Condensed Consolidated Statements of Operations.
The Company uses an income approach to value the contingent consideration liability based on the present value of risk-adjusted future cash flows under either a scenario-based or option-pricing method, as appropriate. Due to the lack of relevant

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
observable market data over fair value inputs, such as prospective financial information or probabilities of future events as of June 30, 2025, the Company has classified the contingent consideration liability within Level 3 of the fair value hierarchy outlined in ASC 820, Fair Value Measurements.
The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2025:

	Fair Value Measurement at Reporting Date Using
(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$20.2	$—	$—	$20.2
Liabilities:
Contingent consideration	—	—	8.1	8.1
Interest rate swaps	—	0.1	—	0.1
The following table provides a roll-forward of the fair value of recurring Level 3 fair value measurements in the three months ended June 30, 2025 and 2024:

(in millions)	2025		2024
Contingent consideration liability, at April 1	$12.3	`	$4.6
Settlements of contingent consideration liabilities	(4.4)		—
Foreign currency translation	0.2		—
Total expense included in earnings (a)	—		0.1
Contingent consideration liability, at June 30	$8.1		$4.7
(a)    Changes in the fair value of contingent consideration liabilities are included as a component of Acquisition and integration-related expenses, net on the Condensed Consolidated Statements of Operations.
The following table provides a roll-forward of the fair value of recurring Level 3 fair value measurements in the six months ended June 30, 2025 and 2024:

(in millions)	2025	2024
Contingent consideration liability, at January 1	$4.8	$4.9
Acquisitions, including measurement period adjustments	7.5	(0.2)
Settlements of contingent consideration liabilities	(4.4)	—
Foreign currency translation	0.2	(0.1)
Total expense included in earnings (a)	—	0.1
Contingent consideration liability, at June 30	$8.1	$4.7
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
Executive Summary
The Company is a leading global manufacturer and supplier of (i) vehicles and equipment for maintenance and infrastructure end-markets, including sewer cleaners, industrial vacuum loaders, vacuum- and hydro-excavation trucks (collectively, “safe-digging trucks”), street sweepers, waterblasting equipment, road-marking and line-removal equipment, dump truck bodies, trailers, metal extraction support equipment, and multi-purpose maintenance vehicles, and (ii) public safety equipment, such as vehicle lightbars and sirens, industrial signaling equipment, public warning systems, and general alarm/public address systems. Product offerings also include certain products manufactured by other companies, such as refuse and recycling collection vehicles. In addition to vehicle and equipment sales, the Company engages in the sale of parts, service and repair, equipment rentals, and training as part of a comprehensive aftermarket offering to its customers. The Company operates 18 principal manufacturing facilities in the U.S., three in Canada, two in Europe, and one in South Africa and provides products and integrated solutions to municipal, governmental, industrial, and commercial customers in all regions of the world.
As described in Note 12 – Segment Information to the accompanying condensed consolidated financial statements, the Company’s business units are organized in two reportable segments: the Environmental Solutions Group and the Safety and Security Systems Group.
Economic Considerations
A substantial majority of the Company’s manufacturing operations are located within the U.S., and the substantial majority of the raw materials and component parts used to support the Company’s domestic production processes are sourced from within the U.S. Similarly, in the locations where the Company manufactures products outside of the U.S, the respective supply chains and end customers are predominantly localized. While the Company primarily sources its products within the respective countries in which it manufactures, certain raw materials and component parts that go into making its products are imported into the U.S. from various countries, including China, and are subject to tariffs, sanctions, embargoes, export and import controls, and other trade restrictions. Additionally, the Company sells certain products to customers outside of the U.S., including in Canada, that are covered by international trade agreements and regulations, including tariffs. In 2025, the U.S. federal government has implemented or threatened broad new tariffs on imports, which has resulted in certain retaliatory tariffs being levied or threatened by a number of impacted countries. The U.S. federal government has also indicated that they may increase the existing tariffs, impose additional tariffs, and/or expand tariffs on goods imported from various countries. Although certain exemptions to the tariffs have been announced, their duration and scope remain unclear at this time, and such exemptions may be subject to change.
While the tariffs implemented in the first half of 2025 did not have a significant impact on the Company’s first or second quarter results, the long-term effects of those implemented then, or those that may be implemented in the future, remain uncertain. Although the Company believes that many of its products are included in the current tariff exemptions, the Company continues to closely monitor the evolving tariff and trade policy environment, which could change or alter these exemptions. Further, the Company is monitoring the potential for supply disruptions as a result of these trade disputes and negotiations, including those related to restrictions around exporting certain rare earth minerals and magnets by China, some of which are used in the production of certain of the Company’s products. While the collective impact of these trade issues is uncertain, the Company continues to monitor the potential for higher product and operating costs and to evaluate the need to counteract any adverse effects on the Company’s financial position, results of operations, or cash flow.

Operating Results
Net sales for the three months ended June 30, 2025 increased by $74.2 million, or 15%, compared to the prior-year quarter, primarily due to higher sales volumes, inclusive of the effects of acquisitions, and pricing actions. Our Environmental Solutions Group reported a net sales increase of $71.7 million, or 18%, primarily due to increases in sales of road-marking and line-removal equipment of $18.8 million, street sweepers of $10.5 million, safe-digging trucks of $10.5 million, dump truck bodies of $6.3 million, metal extraction support equipment of $4.7 million, and refuse trucks of $4.4 million. In addition, aftermarket revenues improved by $14.0 million. Partially offsetting these improvements was a $2.1 million reduction in sales of trailers. Within our Safety and Security Systems Group, net sales increased by $2.5 million, or 3%, primarily due to a $2.8 million improvement in sales of warning systems.
Net sales for the six months ended June 30, 2025 increased by $113.1 million, or 12%, compared to the prior-year period, primarily due to higher sales volumes, inclusive of the effects of acquisitions, and pricing actions. Our Environmental Solutions Group reported a net sales increase of $105.1 million, or 14%, primarily due to increases in road-marking and line-removal equipment of $25.6 million, dump truck bodies of $16.7 million, sewer cleaners of $16.4 million, street sweepers of $10.3 million, industrial vacuum loaders of $6.8 million, refuse trucks of $4.2 million, metal extraction support equipment of $4.2 million, and safe-digging trucks of $2.1 million. In addition, aftermarket revenues improved by $25.2 million. Partially offsetting these improvements was a $6.7 million reduction in sales of trailers, as well as a $3.7 million unfavorable foreign currency translation impact. Within our Safety and Security Systems Group, net sales increased by $8.0 million, or 5%, primarily due to improvements in sales of public safety equipment of $5.2 million and warning systems of $2.9 million.
Operating income for the three months ended June 30, 2025 increased by $16.6 million, or 20%, compared to the prior-year quarter, primarily driven by a $25.6 million improvement in gross profit and a $0.3 million reduction in acquisition and integration-related expenses, net, partially offset by a $8.6 million increase in Selling, Engineering, General and Administrative (“SEG&A”) expenses and a $0.7 million increase in amortization expense. Consolidated operating margin for the three months ended June 30, 2025 was 17.3%, compared to 16.5% in the prior-year quarter.
Operating income for the six months ended June 30, 2025 increased by $28.0 million, or 21%, compared to the prior-year period, primarily driven by a $40.4 million improvement in gross profit and a $0.6 million reduction in acquisition and integration-related expenses, net, partially offset by a $11.6 million increase in SEG&A expenses and a $1.4 million increase in amortization expense. Consolidated operating margin for the six months ended June 30, 2025 was 15.9%, compared to 14.8% in the prior-year period.
Income before income taxes for the three months ended June 30, 2025 increased by $15.9 million, or 21%, compared to the prior-year quarter. The increase resulted from the higher operating income, partially offset by a $0.4 million increase in other expense, net, and a $0.3 million increase in interest expense, net.
Income before income taxes for the six months ended June 30, 2025 increased by $27.0 million, or 21%, compared to the prior-year period. The increase resulted from the higher operating income, partially offset by a $0.9 million increase in other expense, net, and a $0.1 million increase in interest expense, net.
Net income for the three months ended June 30, 2025 increased by $10.6 million compared to the prior-year quarter, largely due to the aforementioned increase in income before taxes, partially offset by a $5.3 million increase in income tax expense.
Net income for the six months ended June 30, 2025 increased by $5.3 million compared to the prior-year period, largely due to the aforementioned increase in income before taxes, partially offset by a $21.7 million increase in income tax expense.
Total orders for the three months ended June 30, 2025 were $540 million, an increase of $67 million, or 14%, compared to the prior-year quarter. Our Environmental Solutions Group reported total orders of $441 million in the three months ended June 30, 2025, an increase of $45 million, or 11%, in comparison to the prior-year quarter. Orders in the three months ended June 30, 2025 within our Safety and Security Systems Group were $99 million, an increase of $22 million, or 28%, compared to the prior-year quarter.
Total orders for the six months ended June 30, 2025 were $1.11 billion, an increase of $132 million, or 14%, compared to the prior-year period. Our Environmental Solutions Group reported total orders of $921 million in the six months ended June 30, 2025, an increase of $97 million, or 12%, in comparison to the prior-year period. Orders in the six months ended June 30, 2025 within our Safety and Security Systems Group were $186 million, an increase of $35 million, or 23%, compared to the prior-year period.
Our consolidated backlog at June 30, 2025 was $1.08 billion, up $4 million from the prior-year quarter.

Results of Operations
The following table summarizes our Condensed Consolidated Statements of Operations and illustrates key financial indicators used to assess our consolidated financial results:

	Three Months Ended June 30,			Six Months Ended June 30,
($ in millions, except per share data)	2025	2024	Change	2025	2024	Change
Net sales	$564.6	$490.4	$74.2	$1,028.4	$915.3	$113.1
Cost of sales	395.0	346.4	48.6	728.0	655.3	72.7
Gross profit	169.6	144.0	25.6	300.4	260.0	40.4
Selling, engineering, general and administrative expenses	66.9	58.3	8.6	127.1	115.5	11.6
Amortization expense	4.5	3.8	0.7	8.8	7.4	1.4
Acquisition and integration-related expenses, net	0.5	0.8	(0.3)	1.1	1.7	(0.6)
Operating income	97.7	81.1	16.6	163.4	135.4	28.0
Interest expense, net	3.5	3.2	0.3	6.5	6.4	0.1
Other expense, net	0.8	0.4	0.4	1.5	0.6	0.9
Income before income taxes	93.4	77.5	15.9	155.4	128.4	27.0
Income tax expense	22.0	16.7	5.3	37.7	16.0	21.7
Net income	$71.4	$60.8	$10.6	$117.7	$112.4	$5.3
Operating data:
Operating margin	17.3%	16.5%	0.8%	15.9%	14.8%	1.1%
Diluted earnings per share	$1.16	$0.99	$0.17	$1.91	$1.82	$0.09
Total orders	539.7	473.0	66.7	1,107.6	975.7	131.9
Backlog	1,083.5	1,079.9	3.6	1,083.5	1,079.9	3.6
Depreciation and amortization	19.9	15.8	4.1	38.6	31.2	7.4
Net sales
Net sales for the three months ended June 30, 2025 increased by $74.2 million, or 15%, compared to the prior-year quarter, primarily due to higher sales volumes, inclusive of the effects of acquisitions, and pricing actions. The Environmental Solutions Group reported a net sales increase of $71.7 million, or 18%, primarily due to increases in sales of road-marking and line-removal equipment of $18.8 million, street sweepers of $10.5 million, safe-digging trucks of $10.5 million, dump truck bodies of $6.3 million, metal extraction support equipment of $4.7 million, and refuse trucks of $4.4 million. In addition, aftermarket revenues improved by $14.0 million. Partially offsetting these improvements was a $2.1 million reduction in sales of trailers. Within the Safety and Security Systems Group, net sales increased by $2.5 million, or 3%, primarily due to a $2.8 million improvement in sales of warning systems.
Net sales for the six months ended June 30, 2025 increased by $113.1 million, or 12%, compared to the prior-year period, primarily due to higher sales volumes, inclusive of the effects of acquisitions, and pricing actions. The Environmental Solutions Group reported a net sales increase of $105.1 million, or 14%, primarily due to increases in road-marking and line-removal equipment of $25.6 million, dump truck bodies of $16.7 million, sewer cleaners of $16.4 million, street sweepers of $10.3 million, industrial vacuum loaders of $6.8 million, refuse trucks of $4.2 million, metal extraction support equipment of $4.2 million, and safe-digging trucks of $2.1 million. In addition, aftermarket revenues improved by $25.2 million. Partially offsetting these improvements was a $6.7 million reduction in sales of trailers, as well as a $3.7 million unfavorable foreign currency translation impact. Within the Safety and Security Systems Group, net sales increased by $8.0 million, or 5%, primarily due to improvements in sales of public safety equipment of $5.2 million and warning systems of $2.9 million.
Cost of sales
Cost of sales increased by $48.6 million, or 14%, for the three months ended June 30, 2025 compared to the prior-year quarter, largely due to an increase of $49.2 million, or 16%, within the Environmental Solutions Group, primarily related to higher sales volumes and additional cost of sales from recent acquisitions. Within the Safety and Security Systems Group, cost of sales decreased by $0.6 million, or 1%, primarily due to lower inventory reserves and benefits from insourcing initiatives, partially offset by a $0.4 million unfavorable foreign currency translation impact.

Cost of sales increased by $72.7 million, or 11%, for the six months ended June 30, 2025 compared to the prior-year period, largely due to an increase of $70.3 million, or 12%, within the Environmental Solutions Group, primarily related to higher sales volumes and additional cost of sales from recent acquisitions. Within the Safety and Security Systems Group, cost of sales increased by $2.4 million, or 3%, primarily related to higher sales volumes.
Gross profit
Gross profit increased by $25.6 million, or 18%, for the three months ended June 30, 2025 compared to the prior-year quarter, primarily due to a $22.5 million improvement within the Environmental Solutions Group and a $3.1 million increase within the Safety and Security Systems Group. Gross profit as a percentage of revenues (“gross profit margin”) for the three months ended June 30, 2025 was 30.0%, compared to 29.4% in the prior-year quarter, primarily due to improvements within the Environmental Solutions Group of 70 basis points and the Safety and Security Systems Group of 240 basis points.
Gross profit increased by $40.4 million, or 16%, for the six months ended June 30, 2025 compared to the prior-year period, primarily due to a $34.8 million improvement within the Environmental Solutions Group and a $5.6 million increase within the Safety and Security Systems Group. Gross profit margin for the six months ended June 30, 2025 was 29.2%, compared to 28.4% in the prior-year period, primarily due to improvements within the Environmental Solutions Group of 90 basis points and the Safety and Security Systems Group of 140 basis points.
SEG&A expenses
SEG&A expenses for the three months ended June 30, 2025 increased by $8.6 million, or 15%, compared to the prior-year quarter, primarily due to a $5.4 million increase in Corporate SEG&A expenses and a $3.3 million increase within the Environmental Solutions Group, partially offset by a $0.1 million reduction within the Safety and Security Systems Group. As a percentage of net sales, SEG&A expenses were 11.8% in the current-year quarter, compared to 11.9% in the prior-year quarter.
SEG&A expenses for the six months ended June 30, 2025 increased by $11.6 million, or 10%, compared to the prior-year period, primarily due to a $7.3 million increase within the Environmental Solutions Group, a $3.9 million increase in Corporate SEG&A expenses, and a $0.4 million increase within the Safety and Security Systems Group. As a percentage of net sales, SEG&A expenses were 12.4% in the current-year period, compared to 12.6% in the prior-year period.
Operating income
Operating income for the three months ended June 30, 2025 increased by $16.6 million, or 20%, compared to the prior-year quarter, primarily driven by a $25.6 million improvement in gross profit and a $0.3 million reduction in acquisition and integration-related expenses, net, partially offset by a $8.6 million increase in SEG&A expenses and a $0.7 million increase in amortization expense. Consolidated operating margin for the three months ended June 30, 2025 was 17.3%, compared to 16.5% in the prior-year quarter.
Operating income for the six months ended June 30, 2025 increased by $28.0 million, or 21%, compared to the prior-year period, primarily driven by a $40.4 million improvement in gross profit and a $0.6 million reduction in acquisition and integration-related expenses, net, partially offset by a $11.6 million increase in SEG&A expenses and a $1.4 million increase in amortization expense. Consolidated operating margin for the six months ended June 30, 2025 was 15.9%, compared to 14.8% in the prior-year period.
Interest expense, net
Interest expense, net, for the three months ended June 30, 2025 increased by $0.3 million compared to the prior-year quarter, largely due to higher average debt levels associated with the funding of acquisitions.
Interest expense, net, for the six months ended June 30, 2025 increased by $0.1 million compared to the prior-year period, largely due to higher average debt levels associated with the funding of acquisitions.
Other expense, net
Other expense, net, for the three months ended June 30, 2025 increased by $0.4 million compared to the prior-year quarter, primarily due to higher non-operating pension costs.
Other expense, net, for the six months ended June 30, 2025 increased by $0.9 million compared to the prior-year period, primarily due to higher non-operating pension costs.
Income tax expense
The Company recognized income tax expense of $22.0 million for the three months ended June 30, 2025, compared to $16.7 million in the three months ended June 30, 2024, with the increase primarily due to the effects of higher pre-tax income and the non-recurrence of a $2.6 million discrete tax benefit, which was recognized in the prior-year quarter in connection with the amendment of certain U.S. state tax returns to claim a worthless stock deduction, partially offset by a $0.7 million increase in excess tax benefits associated with stock-based compensation activity. The Company’s effective tax rate for the three months ended June 30, 2025 was 23.6%, compared to 21.5% in the prior-year quarter.
The Company recognized income tax expense of $37.7 million for the six months ended June 30, 2025, compared to $16.0 million in the six months ended June 30, 2024, with the increase primarily due to the effects of higher pre-tax income and the non-recurrence of a $15.6 million discrete tax benefit, which was recognized in the prior-year period in connection with the amendment of certain U.S. federal and state tax returns to claim a worthless stock deduction. The Company’s effective tax rate for the six months ended June 30, 2025 was 24.3%, compared to 12.5% in the prior-year period.
On July 4, 2025, H.R.1, new tax legislation commonly referred to as OBBBA, was enacted in the U.S. The OBBBA includes a broad range of tax provisions, including the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework, and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company is currently assessing the impact of this new legislation on its financial statements.
Net income
Net income for the three months ended June 30, 2025 increased by $10.6 million compared to the prior-year quarter, largely due to the aforementioned increase in income before taxes, partially offset by a $5.3 million increase in income tax expense.
Net income for the six months ended June 30, 2025 increased by $5.3 million compared to the prior-year period, largely due to the aforementioned increase in income before taxes, partially offset by a $21.7 million increase in income tax expense.
Environmental Solutions
The following table summarizes the Environmental Solutions Group’s operating results as of and for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,			Six Months Ended June 30,
($ in millions)	2025	2024	Change	2025	2024	Change
Net sales	$480.5	$408.8	$71.7	$867.9	$762.8	$105.1
Operating income	91.9	72.9	19.0	151.6	124.6	27.0
Operating data:
Operating margin	19.1%	17.8%	1.3%	17.5%	16.3%	1.2%
Total orders	$441.1	$396.2	$44.9	$921.2	$823.9	$97.3
Backlog	1,000.3	1,023.4	(23.1)	1,000.3	1,023.4	(23.1)
Depreciation and amortization	18.7	14.7	4.0	36.3	29.0	7.3
Three months ended June 30, 2025 vs. three months ended June 30, 2024
Total orders for the three months ended June 30, 2025 increased by $44.9 million, or 11%, compared to the prior-year quarter. U.S. orders increased by $57.8 million, primarily due to improvements in orders for safe-digging trucks of $26.9 million, aftermarket offerings of $16.8 million, road-marking and line removal equipment of $8.7 million, industrial vacuum loaders of $7.3 million, and street sweepers of $6.5 million. Partially offsetting these improvements were reductions in orders for refuse trucks of $4.9 million, dump truck bodies of $3.3 million, and sewer cleaners of $1.3 million. Non-U.S. orders decreased by $12.9 million, largely due to reductions in orders for refuse trucks of $25.0 million, dump truck bodies of $3.6 million, and aftermarket offerings of $2.9 million, as well as a $0.6 million unfavorable foreign currency translation impact. Partially offsetting these reductions were improvements in orders for metal extraction support equipment of $8.7 million, sewer cleaners of $4.6 million, road-marking and line-removal equipment of $3.0 million, and multi-purpose maintenance vehicles of $2.1 million.
Net sales for the three months ended June 30, 2025 increased by $71.7 million, or 18%, compared to the prior-year quarter, primarily due to higher sales volumes, inclusive of the effects of acquisitions, and pricing actions. For the three months ended June 30, 2025, U.S. sales increased by $58.1 million, largely due to increases in sales of road-marking and line-removal equipment of $15.1 million, dump truck bodies of $8.8 million, safe-digging trucks of $8.8 million, street sweepers of $7.7 million, and metal extraction support equipment of $4.9 million. Additionally, aftermarket revenues increased by $14.1 million. Partially offsetting these improvements was a $2.1 million reduction in shipments of trailers. Non-U.S. sales increased by $13.6 million, primarily due to increases in shipments of refuse trucks of $5.4 million, road-marking and line-removal equipment of $3.7 million, street sweepers of $2.8 million, safe-digging trucks of $1.7 million, waterblasting equipment of $1.5 million, and sewer cleaners of $1.3 million. Partially offsetting these improvements was a $2.5 million reduction in shipments of dump truck bodies.
Cost of sales for the three months ended June 30, 2025 increased by $49.2 million, or 16%, compared to the prior-year quarter, primarily related to higher sales volumes and additional cost of sales from recent acquisitions. Gross profit margin for the three months ended June 30, 2025 was 27.5%, compared to 26.8% in the prior-year quarter, with the improvement primarily attributable to improved operating leverage from higher sales volumes, benefits from pricing actions, and favorable sales mix.
SEG&A expenses for the three months ended June 30, 2025 increased by $3.3 million, or 10%, compared to the prior-year quarter, primarily due to additional SEG&A expenses from recent acquisitions and higher employee-related costs. As a percentage of net sales, SEG&A expenses were 7.4% in the current-year quarter, compared to 7.9% in the prior-year quarter.
Operating income for the three months ended June 30, 2025 increased by $19.0 million, or 26%, compared to the prior-year quarter, largely due to a $22.5 million improvement in gross profit and a $0.5 million reduction in acquisition and integration-related expenses, net, partially offset by the $3.3 million increase in SEG&A expenses and a $0.7 million increase in amortization expense.
Six months ended June 30, 2025 vs. six months ended June 30, 2024
Total orders for the six months ended June 30, 2025 increased by $97.3 million, or 12%, compared to the prior-year period. U.S. orders increased by $121.8 million, primarily due to increases in orders for safe-digging trucks of $37.1 million, road-marking and line-removal equipment of $32.7 million, inclusive of the acquisition of a $16.1 million U.S. order backlog from the Hog transaction, aftermarket offerings of $30.6 million, street sweepers of $17.4 million, dump truck bodies of $10.3 million, industrial vacuum loaders of $8.5 million, and trailers of $3.1 million. Partially offsetting these improvements were reductions in orders for refuse trucks of $9.2 million, sewer cleaners of $6.8 million, and waterblasting equipment of $1.8 million. Non-U.S. orders decreased by $24.5 million, largely due to reductions in orders for refuse trucks of $62.3 million and dump truck bodies of $6.1 million, as well as a $4.1 million unfavorable foreign currency translation impact. Partially offsetting these reductions were improvements in orders for sewer cleaners of $18.6 million, metal extraction support equipment of $12.9 million, road-marking and line-removal equipment of $7.0 million, inclusive of the acquisition of a $3.4 million non-U.S. order backlog from the Hog transaction, street sweepers of $2.6 million, waterblasting equipment of $1.7 million, safe-digging trucks of $1.6 million, and multi-purpose maintenance vehicles of $1.3 million.
Net sales for the six months ended June 30, 2025 increased by $105.1 million, or 14%, compared to the prior-year period, primarily due to higher sales volumes, inclusive of the effects of acquisitions, and pricing actions. For the six months ended June 30, 2025, U.S. sales increased by $85.9 million, largely due to increases in sales of road-marking and line-removal equipment of $21.2 million, dump truck bodies of $20.8 million, sewer cleaners of $15.0 million, industrial vacuum loaders of $6.8 million, and street sweepers of $4.9 million. Additionally, aftermarket revenues increased by $26.0 million. Partially offsetting these improvements were reductions in shipments of trailers of $6.7 million, safe-digging trucks of $2.3 million, and waterblasting equipment of $2.1 million. Non-U.S. sales increased by $19.2 million, primarily due to increases in shipments of street sweepers of $5.4 million, refuse trucks of $5.1 million, road-marking and line-removal equipment of $4.4 million, safe-digging trucks of $4.4 million, metal extraction support equipment of $3.0 million, waterblasting equipment of $2.2 million, and sewer cleaners of $1.4 million. Partially offsetting these improvements were reductions in shipments of dump truck bodies of $4.1 million, as well as a $3.7 million unfavorable foreign currency translation impact.
Cost of sales for the six months ended June 30, 2025 increased by $70.3 million, or 12%, compared to the prior-year period, primarily related to higher sales volumes and additional cost of sales from recent acquisitions. Gross profit margin for the six months ended June 30, 2025 was 26.6%, compared to 25.7% in the prior-year period, with the improvement primarily attributable to improved operating leverage from higher sales volumes, benefits from pricing actions, and favorable sales mix.
SEG&A expenses for the six months ended June 30, 2025 increased by $7.3 million, or 12%, compared to the prior-year period, primarily due to additional SEG&A expenses from recent acquisitions and higher employee-related costs. As a percentage of net sales, SEG&A expenses were 8.1% in the current-year period, compared to 8.3% in the prior-year period.
Operating income for the six months ended June 30, 2025 increased by $27.0 million, or 22%, compared to the prior-year period, largely due to a $34.8 million improvement in gross profit and a $0.9 million reduction in acquisition and integration-related expenses, net, partially offset by the $7.3 million increase in SEG&A expenses and a $1.4 million increase in amortization expense.
Backlog was $1.00 billion at June 30, 2025, compared to $1.02 billion at June 30, 2024.

Safety and Security Systems
The following table summarizes the Safety and Security Systems Group’s operating results as of and for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,			Six Months Ended June 30,
($ in millions)	2025	2024	Change	2025	2024	Change
Net sales	$84.1	$81.6	$2.5	$160.5	$152.5	$8.0
Operating income	21.5	18.3	3.2	37.3	32.1	5.2
Operating data:
Operating margin	25.6%	22.4%	3.2%	23.2%	21.0%	2.2%
Total orders	$98.6	$76.8	$21.8	$186.4	$151.8	$34.6
Backlog	83.2	56.5	26.7	83.2	56.5	26.7
Depreciation and amortization	1.1	1.0	0.1	2.1	2.0	0.1
Three months ended June 30, 2025 vs. three months ended June 30, 2024
Total orders for the three months ended June 30, 2025 increased by $21.8 million, or 28%, compared to the prior-year quarter. U.S. orders increased by $16.5 million, primarily due to improvements in orders for public safety equipment of $11.4 million, warning systems of $3.2 million, and industrial signaling equipment of $1.9 million. Non-U.S. orders increased by $5.3 million, primarily due to a $5.3 million improvement in orders for public safety equipment and a $0.7 million favorable foreign currency translation impact, partially offset by a $0.9 million reduction in orders for warning systems.
Net sales for the three months ended June 30, 2025 increased by $2.5 million, or 3%, compared to the prior-year quarter. U.S. sales increased by $2.7 million, driven by increases in sales of public safety equipment of $1.9 million, industrial signaling equipment of $0.5 million, and warning systems of $0.3 million. Non-U.S. sales decreased by $0.2 million, primarily due to reductions in public safety equipment of $2.5 million and industrial signaling equipment of $0.7 million, partially offset by a $2.5 million increase in sales of warning systems a $0.5 million favorable foreign currency translation impact.
Cost of sales for the three months ended June 30, 2025 decreased by $0.6 million, or 1%, compared to the prior-year quarter, primarily due to lower inventory reserves and benefits from insourcing initiatives, partially offset by a $0.4 million unfavorable foreign currency translation impact. Gross profit margin for the three months ended June 30, 2025 was 44.7%, compared to 42.3% in the prior-year quarter, with the improvement primarily attributable due to improved operating leverage from higher sales volumes and benefits from pricing actions.
SEG&A expenses for the three months ended June 30, 2025 decreased by $0.1 million, or 1%, compared to the prior-year quarter, primarily due to lower sales commissions, partially offset by higher employee-related costs. As a percentage of net sales, SEG&A expenses were 19.1% in the current-year quarter, compared to 19.9% in the prior-year quarter.
Operating income for the three months ended June 30, 2025 increased by $3.2 million, or 17%, compared to the prior-year quarter, primarily due to a $3.1 million improvement in gross profit and the $0.1 million reduction in SEG&A expenses.
Six months ended June 30, 2025 vs. six months ended June 30, 2024
Total orders for the six months ended June 30, 2025 increased by $34.6 million, or 23%, compared to the prior-year period. U.S. orders increased by $26.1 million, primarily due to improvements in orders for public safety equipment of $19.7 million and warning systems of $6.0 million. Non-U.S. orders increased by $8.5 million, primarily due to a $8.6 million improvement in orders for public safety equipment.
Net sales for the six months ended June 30, 2025 increased by $8.0 million, or 5%, compared to the prior-year period, primarily due to higher sales volumes. U.S. sales increased by $5.1 million, driven by increases in sales of public safety equipment of $3.0 million, industrial signaling equipment of $1.2 million, and warning systems of $0.9 million. Non-U.S. sales increased by $2.9 million, primarily due to increases in sales of public safety equipment of $2.2 million and warning systems of $2.0 million, partially offset by a $1.6 million reduction in sales of industrial signaling equipment.
Cost of sales for the six months ended June 30, 2025 increased by $2.4 million, or 3%, compared to the prior-year period, primarily related to higher sales volumes. Gross profit margin for the six months ended June 30, 2025 was 43.2%, compared to 41.8% in the prior-year period, with the improvement primarily attributable due to improved operating leverage from higher sales volumes, benefits from pricing actions, and favorable sales mix.

SEG&A expenses for the six months ended June 30, 2025 increased by $0.4 million, or 1%, compared to the prior-year period, primarily due to increased investment in new product development initiatives and higher employee-related costs, partially offset by lower marketing expense. As a percentage of net sales, SEG&A expenses were 20.0% in the current year, compared to 20.8% in the prior-year period.
Operating income for the six months ended June 30, 2025 increased by $5.2 million, or 16%, compared to the prior-year period, primarily due to a $5.6 million improvement in gross profit, partially offset by the $0.4 million increase in SEG&A expenses.
Backlog was $83 million at June 30, 2025, compared to $57 million at June 30, 2024.
Corporate Expenses
Corporate operating expenses for the three months ended June 30, 2025 were $15.7 million, compared to $10.1 million in the prior-year quarter, with the increase primarily due to higher post-retirement, stock compensation, and medical expenses, and a $0.2 million increase in acquisition and integration-related expenses, net.
Corporate operating expenses for the six months ended June 30, 2025 were $25.5 million, compared to $21.3 million in the prior-year quarter, with the increase primarily due to higher information technology and medical expenses, a $0.3 million increase in acquisition and integration-related expenses, net, and the non-recurrence of a $1.8 million gain associated with an insurance recovery in the prior-year period.
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

Financial Condition, Liquidity and Capital Resources
The Company uses its cash flow from operations to fund growth and to make capital investments that sustain its operations, reduce costs, or both. Beyond these uses, remaining cash is used to pay down debt, repurchase shares of its common stock, fund dividend payments, and make pension contributions. The Company may also choose to invest in the acquisition of businesses, like the acquisition of substantially all the assets and operations of Hog that was completed on February 12, 2025. In the absence of significant unanticipated cash demands, we believe that the Company’s existing cash balances, cash flow from operations, and borrowings available under the Company’s credit facility will provide funds sufficient for these purposes.
As of June 30, 2025, there was $149.2 million of cash drawn on the Revolver, $118.8 million outstanding under the term loan facility, and $11.3 million of undrawn letters of credit under the 2022 Credit Agreement, with $514.5 million of availability for borrowings. The net cash flows associated with the Company’s rental equipment transactions are included in cash flow from operating activities.
The Company’s cash and cash equivalents totaled $64.7 million as of June 30, 2025 and $91.1 million as of December 31, 2024. As of June 30, 2025, $25.9 million of cash and cash equivalents was held by foreign subsidiaries. Cash and cash equivalents held by subsidiaries outside the U.S. typically are held in the currency of the country in which it is located. The Company uses this cash to fund the operating activities of its foreign subsidiaries and for further investment in foreign operations. Generally, the Company has considered such cash to be permanently reinvested in its foreign operations and the Company’s current plans do not demonstrate a need to repatriate such cash to fund U.S. operations. However, in the event that these funds are needed to fund U.S. operations or to satisfy U.S. obligations, they generally could be repatriated. The repatriation of these funds may cause the Company to incur additional tax expense, dependent on income tax laws and other circumstances at the time any such amounts are repatriated.
Net cash of $96.4 million was provided by operating activities in the six months ended June 30, 2025, compared to $71.9 million in the prior-year period, with the year-over-year increase primarily due to higher net income and working capital improvements, partially offset by rental fleet investments and the non-recurrence of a U.S. federal worthless stock deduction refund of approximately $14 million received in the prior-year period.
Net cash of $94.3 million was used for investing activities in the six months ended June 30, 2025, compared to $23.0 million in the prior-year period. During the six months ended June 30, 2025, the Company funded $12.9 million of capital expenditures and made an initial payment of $82.1 million to acquire Hog. During the six months ended June 30, 2024, the Company funded $24.2 million of capital expenditures.
Net cash of $29.8 million was used for financing activities in the six months ended June 30, 2025, compared to $60.5 million in the prior-year period. In the six months ended June 30, 2025, the Company increased net borrowings under the Revolver by $55.0 million, primarily to fund the acquisition of Hog. In addition, the Company paid down $1.6 million under its term loan facility, funded payments of $4.3 million relating to the 2023 Trackless acquisition, paid $11.5 million to acquire a previously-leased manufacturing facility, funded cash dividends of $17.1 million and share repurchases of $39.7 million, and redeemed $11.4 million of stock in order to remit funds to tax authorities to satisfy employees’ tax withholdings following the vesting of stock-based compensation and the exercise of stock options. In the six months ended June 30, 2024, the Company paid down $39.2 million of borrowings under the Revolver and $1.6 million under its term loan facility, funded cash dividends of $14.7 million and share repurchases of $0.1 million, and redeemed $5.9 million of stock in order to remit funds to tax authorities to satisfy employees’ tax withholdings following the vesting of stock-based compensation and the exercise of stock options.
The Company is subject to certain net leverage ratio and interest coverage ratio financial covenants under the 2022 Credit Agreement that are measured at each fiscal quarter-end. The Company was in compliance with all such covenants as of June 30, 2025.
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
Contractual Obligations and Off-Balance Sheet Arrangements
During the six months ended June 30, 2025, there have been no material changes in the Company’s contractual obligations and off-balance sheet arrangements as described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk.
See Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. During the six months ended June 30, 2025, there have been no significant changes in our exposure to market risk.
Item 4.     Controls and Procedures.
As required by Rule 13a-15 under the Exchange Act, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of June 30, 2025. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2025.
As a matter of practice, the Company’s management continues to review and document internal control and procedures for financial reporting. From time to time, the Company may make changes aimed at enhancing the effectiveness of the controls and ensuring that the systems evolve with the business. SEC guidance permits management to omit an assessment of internal control over financial reporting for an acquired business from management’s assessment of internal control over financial reporting for a period not to exceed one year from the date of the acquisition. During the six months ended June 30, 2025, the Company completed the acquisition of Hog. The Company also completed the acquisition of Standard in the fourth quarter of 2024. As of June 30, 2025, management has not yet fully assessed Hog’s or Standard’s internal controls over financial reporting. Excluding the acquisitions of Hog and Standard, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting during the three months ended June 30, 2025.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides a summary of the Company’s repurchase activity for its common stock during the three months ended June 30, 2025:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (a)
April (3/30/25 - 5/3/25)	280,893	$71.1626	280,893	$157,191,259
May 2025 (5/4/25 - 5/31/25)	—	—	—	157,191,259
June 2025 (6/1/25 - 6/28/25)	—	—	—	157,191,259
(a)    In April 2025, the Board authorized an additional stock repurchase program of up to $150 million of the Company’s common stock. The April 2025 program supplements the Board’s prior authorization under the March 2020 program, which remains in effect.
Item 3.    Defaults upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
On July 30, 2025, the Company issued a press release announcing its financial results for the three and six months ended June 30, 2025. The presentation slides for the second quarter 2025 earnings call were also posted on the Company’s website at that time. The full text of the second quarter financial results press release is included at Exhibit 99.1 and the earnings presentation is included at Exhibit 99.2 to this Form 10-Q.

Item 6.    Exhibits.

3.1	Restated Certificate of Incorporation of the Company. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed April 30, 2010.

3.2	Second Amended and Restated By-laws of the Company. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed October 24, 2023.

31.1	CEO Certification under Section 302 of the Sarbanes-Oxley Act.

31.2	CFO Certification under Section 302 of the Sarbanes-Oxley Act.

32.1	CEO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act.

32.2	CFO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act.

99.1	Second Quarter Financial Results Press Release, Dated July 30, 2025.

99.2	Second Quarter Earnings Call Presentation Slides.

101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURE
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Signal Corporation

Date:	July 30, 2025	/s/ Ian A. Hudson
Ian A. Hudson
Senior Vice President and Chief Financial Officer (Principal Financial Officer)