Form 10-Q
period 2025-09-30
FEDERAL SIGNAL CORP /DE/
filed 2025-10-30
CIK 277509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of September 30, 2025, the number of shares outstanding of the registrant’s common stock was 60,808,577.

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

PART I. FINANCIAL INFORMATION
Item 1.     Financial Statements (Unaudited).
FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2025	2024	2025	2024
Net sales	$555.0	$474.2	$1,583.4	$1,389.5
Cost of sales	393.5	333.8	1,121.5	989.1
Gross profit	161.5	140.4	461.9	400.4
Selling, engineering, general and administrative expenses	61.4	60.1	188.5	175.6
Amortization expense	4.5	3.8	13.3	11.2
Acquisition and integration-related expenses, net	1.6	0.6	2.7	2.3
Operating income	94.0	75.9	257.4	211.3
Interest expense, net	2.8	3.0	9.3	9.4
Other expense, net	0.7	0.3	2.2	0.9
Income before income taxes	90.5	72.6	245.9	201.0
Income tax expense	22.4	18.7	60.1	34.7
Net income	$68.1	$53.9	$185.8	$166.3
Earnings per share:
Basic	$1.12	$0.88	$3.06	$2.73
Diluted	1.11	0.87	3.02	2.70
Weighted average common shares outstanding:
Basic	60.7	61.0	60.8	61.0
Diluted	61.4	61.7	61.5	61.7
See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Net income	$68.1	$53.9	$185.8	$166.3
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(4.0)	5.6	13.2	0.3
Change in unrecognized net actuarial loss and prior service cost related to pension benefit plans, net of income tax expense (benefit) of $0.2, $(0.1), $0.3, and $0.3, respectively	0.7	(0.2)	0.8	0.8
Change in unrealized gain or loss on interest rate swaps, net of income tax expense (benefit) of $0.0, $(0.5), $0.1, and $(0.4), respectively	—	(1.5)	0.2	(1.3)
Total other comprehensive (loss) income	(3.3)	3.9	14.2	(0.2)
Comprehensive income	$64.8	$57.8	$200.0	$166.1
See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2025	December 31, 2024
(in millions, except per share data)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$54.4	$91.1
Accounts receivable, net of allowances for doubtful accounts of $3.0 and $2.6, respectively	263.6	196.4
Inventories	367.3	331.0
Prepaid expenses and other current assets	21.2	24.0
Total current assets	706.5	642.5
Properties and equipment, net of accumulated depreciation of $204.9 and $187.4, respectively	237.4	218.9
Rental equipment, net of accumulated depreciation of $66.7 and $53.3, respectively	199.1	173.2
Operating lease right-of-use assets	28.9	27.8
Goodwill	521.7	477.7
Intangible assets, net of accumulated amortization of $99.0 and $85.6, respectively	217.6	199.7
Deferred tax assets	10.7	9.4
Other long-term assets	16.5	16.0
Total assets	$1,938.4	$1,765.2
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term borrowings and finance lease obligations	$12.0	$19.4
Accounts payable	103.1	79.0
Customer deposits	32.3	35.0
Accrued liabilities:
Compensation and withholding taxes	45.1	45.6
Current operating lease liabilities	7.2	6.8
Other current liabilities	71.5	56.0
Total current liabilities	271.2	241.8
Long-term borrowings and finance lease obligations	201.2	204.4
Long-term operating lease liabilities	22.7	21.8
Long-term pension and other postretirement benefit liabilities	42.4	41.7
Deferred tax liabilities	67.3	58.0
Other long-term liabilities	11.9	11.4
Total liabilities	616.7	579.1
Stockholders’ equity:
Common stock, $1 par value per share, 90.0 shares authorized, 70.7 and 70.3 shares issued, respectively	70.7	70.3
Capital in excess of par value	324.3	309.8
Retained earnings	1,263.0	1,102.8
Treasury stock, at cost, 9.9 and 9.2 shares, respectively	(261.5)	(207.8)
Accumulated other comprehensive loss	(74.8)	(89.0)
Total stockholders’ equity	1,321.7	1,186.1
Total liabilities and stockholders’ equity	$1,938.4	$1,765.2
See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
(in millions)	2025	2024
Operating activities:
Net income	$185.8	$166.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	58.9	47.7
Stock-based compensation expense	11.7	12.2
Changes in fair value of contingent consideration	—	0.1
Payments for acquisition-related activity	(0.1)	—
Amortization of interest rate swap settlement gain	—	(1.4)
Deferred income taxes	8.9	4.0
Changes in operating assets and liabilities	(107.7)	(88.2)
Net cash provided by operating activities	157.5	140.7
Investing activities:
Purchases of properties and equipment	(19.9)	(32.1)
Payments for acquisition-related activity, net of cash acquired	(82.1)	—
Other, net	0.7	1.3
Net cash used for investing activities	(101.3)	(30.8)
Financing activities:
Increase (decrease) in revolving lines of credit, net	1.1	(64.4)
Payments on long-term borrowings	(3.1)	(1.6)
Purchases of treasury stock	(39.7)	(4.5)
Redemptions of common stock to satisfy withholding taxes related to stock-based compensation	(12.2)	(6.0)
Payments for acquisition-related activity	(4.3)	—
Cash dividends paid to stockholders	(25.6)	(22.0)
Proceeds from stock-based compensation activity	1.4	1.6
Other, net	(12.0)	(0.3)
Net cash used for financing activities	(94.4)	(97.2)
Effects of foreign exchange rate changes on cash and cash equivalents	1.5	—
(Decrease) increase in cash and cash equivalents	(36.7)	12.7
Cash and cash equivalents at beginning of year	91.1	61.0
Cash and cash equivalents at end of period	$54.4	$73.7
See notes to condensed consolidated financial statements.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Three Months ended September 30, 2025
(in millions)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at July 1, 2025	$70.7	$319.8	$1,203.4	$(260.2)	$(71.5)	$1,262.2
Net income			68.1			68.1
Total other comprehensive loss					(3.3)	(3.3)
Cash dividends declared ($0.14 per share)			(8.5)			(8.5)
Stock-based payments:
Stock-based compensation		3.6				3.6
Stock option exercises and other	—	0.9		(1.3)		(0.4)
Balance at September 30, 2025	$70.7	$324.3	$1,263.0	$(261.5)	$(74.8)	$1,321.7

	Three Months Ended September 30, 2024
(in millions)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at July 1, 2024	$70.3	$302.0	$1,013.5	$(200.8)	$(85.4)	$1,099.6
Net income			53.9			53.9
Total other comprehensive income					3.9	3.9
Cash dividends declared ($0.12 per share)			(7.3)			(7.3)
Stock-based payments:
Stock-based compensation		3.4				3.4
Stock option exercises and other	—	0.6		(0.3)		0.3
Stock repurchase program				(4.4)		(4.4)
Balance at September 30, 2024	$70.3	$306.0	$1,060.1	$(205.5)	$(81.5)	$1,149.4

	Nine Months Ended September 30, 2025
(in millions)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2025	$70.3	$309.8	$1,102.8	$(207.8)	$(89.0)	$1,186.1
Net income			185.8			185.8
Total other comprehensive income					14.2	14.2
Cash dividends declared ($0.42 per share)			(25.6)			(25.6)
Stock-based payments:
Stock-based compensation		10.8				10.8
Stock option exercises and other	0.2	3.9		(5.6)		(1.5)
Performance share unit transactions	0.2	(0.2)		(8.2)		(8.2)
Stock repurchase program				(39.9)		(39.9)
Balance at September 30, 2025	$70.7	$324.3	$1,263.0	$(261.5)	$(74.8)	$1,321.7

	Nine Months Ended September 30, 2024
(in millions)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2024	$70.0	$291.1	$915.8	$(193.7)	$(81.3)	$1,001.9
Net income			166.3			166.3
Total other comprehensive loss					(0.2)	(0.2)
Cash dividends declared ($0.36 per share)			(22.0)			(22.0)
Stock-based payments:
Stock-based compensation		11.3				11.3
Stock option exercises and other	0.2	3.7		(3.7)		0.2
Performance share unit transactions	0.1	(0.1)		(3.6)		(3.6)
Stock repurchase program				(4.5)		(4.5)
Balance at September 30, 2024	$70.3	$306.0	$1,060.1	$(205.5)	$(81.5)	$1,149.4

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
In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient for estimating expected credit losses relating to current accounts receivable and current contract assets that arise from transactions accounted for under Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. ASU 2025-05 is effective prospectively for annual periods beginning after December 15, 2025, and for interim periods within those annual reporting periods. Early adoption is permitted in both interim and annual reporting periods. The Company is currently evaluating the impact of adopting ASU 2025-05 on its financial statements.
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
The assets and liabilities of Hog have been consolidated into the Company’s Condensed Consolidated Balance Sheet as of September 30, 2025, and the post-acquisition results of operations have been included in the Condensed Consolidated Statements of Operations, within the Environmental Solutions Group.
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
The acquisition is being accounted for in accordance with ASC 805, Business Combinations. Accordingly, the total purchase price has been allocated on a preliminary basis to assets acquired and liabilities assumed in connection with the acquisition based on their estimated fair values as of the completion of the acquisition. A single estimate of fair value results from a complex series of judgments about future events and uncertainties and relies heavily on estimates and assumptions. The Company’s judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact the Company’s results of operations. The Company’s purchase price allocation as of September 30, 2025 reflects various provisional estimates that were based on the information that was available as of the acquisition date and the filing date of this Form 10-Q. The Company believes that information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed; however, the determination of those fair values is not yet finalized. Thus, the preliminary measurements of fair value set forth in the table below are subject to change during the measurement period as valuations are finalized. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practicable, but not more than one year from the acquisition date.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
The following table summarizes the preliminary fair value of assets acquired and liabilities assumed as of the acquisition date:

(in millions)
Purchase price, inclusive of preliminary closing adjustments (a)	$84.1
Estimated fair value of additional consideration (b)	11.5
Settlement of pre-existing contractual relationship (c)	0.9
Total consideration	96.5

Accounts receivable	7.2
Inventories	10.7
Prepaid expenses and other current assets	1.0
Properties and equipment	17.8
Customer relationships (d)	16.5
Trade names (e)	10.5
Other intangible assets	3.5
Accounts payable	(3.8)
Accrued liabilities	(1.3)
Customer deposits	(5.4)
Net assets acquired	56.7

Goodwill (f)	$39.8
(a)     The initial purchase price, which is subject to certain post-closing adjustments, including working capital, was funded through existing cash on hand and borrowings under the Company’s credit agreement. The initial purchase price includes $2.0 million that was held back from the initial amount paid at closing pending resolution of certain post-closing adjustments. This hold back amount is included as a component of Other current liabilities on the Condensed Consolidated Balance Sheet as of September 30, 2025. The initial purchase price also includes an amount of $10.0 million, which was paid by the Company at closing and placed into an escrow account. Based on Hog’s financial results for the year ended December 31, 2025, some or all of the amount placed in escrow will either be released to the former owner of Hog, or to the Company. The Company has assigned a preliminary fair value to this contingent consideration of $10.0 million as of the acquisition date.
(b)    Represents the preliminary estimate of fair value assigned to the contingent earn-out payment as of the acquisition date, which has a maximum payout of $15.0 million, and is included in Other current liabilities on the Condensed Consolidated Balance Sheet as of September 30, 2025. See Note 13 – Fair Value Measurements for discussion of the methodology used to determine the fair value of the contingent earn-out payment.
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

For the period between the closing date of February 12, 2025 and September 30, 2025, Hog generated approximately $46.3 million of net sales and $7.1 million of operating income.

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
The cash consideration paid by the Company to acquire Standard was approximately $39.6 million, inclusive of certain closing adjustments. In addition, there is a contingent earn-out payment of up to $4.8 million that is based on the achievement of certain financial targets over a specified performance period.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
During the third quarter of 2025, the Company finalized the Standard purchase price allocation and recognized certain measurement period adjustments, which did not have material impact on the carrying value of Goodwill previously recognized as of December 31, 2024. The measurement period adjustments did not have a material impact on the Company’s Consolidated Statements of Operations for the three and nine months ended September 30, 2025.
The following table summarizes the fair value of assets acquired and liabilities assumed as of the acquisition date:

(in millions of dollars)
Purchase price, inclusive of closing adjustments (a)	$39.6
Estimated fair value of additional consideration (b)	0.6
Total consideration	40.2

Accounts receivable	4.0
Inventories	9.0
Prepaid expenses and other current assets	0.1
Rental equipment	11.3
Properties and equipment	0.6
Operating lease right-of-use assets	2.7
Customer relationships (c)	4.4
Trade names (d)	3.1
Other intangible assets	0.3
Accounts payable	(0.7)
Accrued liabilities	(0.6)
Customer deposits	(0.9)
Operating lease liabilities	(2.7)
Net assets acquired	30.6

Goodwill (e)	$9.6
(a)     The purchase price was funded through existing cash on hand.
(b)     Represents the estimated fair value of the contingent earn-out payment as of the acquisition date, which is included in Other long-term liabilities on the Consolidated Balance Sheets. See Note 13 – Fair Value Measurements for discussion of the methodology used to determine the fair value of the contingent earn-out payment.
(c)    Represents the fair value assigned to customer relationships, which are considered to be definite-lived intangible assets, with an estimated useful life of approximately 9 years.
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

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
Acquisition of Trackless
In connection with the April 2023 acquisition of substantially all the assets and operations of Trackless Vehicles Limited and Trackless Vehicles Asset Corp, including the wholly-owned subsidiary Work Equipment Ltd. (collectively, “Trackless”), the Company paid initial cash consideration of approximately C$56.3 million (approximately $41.9 million as of the acquisition date). During the nine months ended September 30, 2025, the Company paid additional consideration of C$6.0 million (approximately $4.4 million) to settle the contingent consideration liability associated with the acquisition. The contingent consideration was based on the achievement of specified financial results over the two-year period following the closing of the acquisition. Of the $4.4 million of additional consideration paid, $0.1 million has been included as a component of Net cash provided by operating activities within the Condensed Consolidated Statement of Cash Flows, with the remaining $4.3 million, representing the fair value of the contingent consideration established in the Company’s purchase price allocation, being included as a component of Net cash used for financing activities.
Execution of Definitive Agreement to Acquire New Way
On September 24, 2025, the Company entered into an Equity Purchase Agreement (the “Purchase Agreement”) with McLaughlin Family Companies Inc., an Iowa corporation, and Scranton Manufacturing Company Inc., an Iowa corporation (“New Way”). Pursuant to, and subject to the terms and conditions of, the Purchase Agreement, the Company will acquire all of the outstanding equity interests of New Way. The Purchase Agreement provides for initial consideration of $396.0 million to acquire New Way. As part of the acquisition, the Company will also pay additional consideration of $30.0 million for New Way’s manufacturing facilities and associated real estate rights in Iowa and Mississippi. The initial purchase price assumes a cash-free, debt-free transaction, and is subject to certain post-closing adjustments. In addition, there is a contingent earn-out opportunity of up to $54.0 million, based on the achievement of certain specified financial targets over a two-year period.
New Way is a leading U.S.-based designer and manufacturer of refuse collection vehicles. The Company expects the acquisition of New Way will strengthen its position as an industry-leading, diversified industrial manufacturer of specialty vehicles by expanding its product offerings, market presence, and aftermarket platform.
The Company currently expects to complete the transaction during the fourth quarter of 2025, subject to regulatory approval and customary closing conditions.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
NOTE 3 – REVENUE RECOGNITION
The following table presents the Company’s Net sales disaggregated by geographic region, based on the location of the end customer, and by major product line:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Geographic Region:
U.S.	$441.3	$379.9	$1,251.0	$1,098.6
Canada	71.1	60.7	211.8	189.4
Europe/Other	42.6	33.6	120.6	101.5
Total net sales	$555.0	$474.2	$1,583.4	$1,389.5
Major Product Line:
Environmental Solutions
Vehicles and equipment (a)	$355.3	$308.6	$1,031.4	$899.5
Parts	70.7	56.8	199.0	177.9
Rental income (b)	18.5	15.4	53.9	44.8
Other (c)	21.0	17.4	49.1	38.8
Total	465.5	398.2	1,333.4	1,161.0
Safety and Security Systems
Public safety and security equipment	57.2	48.2	160.7	146.2
Industrial signaling equipment	18.0	17.9	52.1	52.4
Warning systems	14.3	9.9	37.2	29.9
Total	89.5	76.0	250.0	228.5
Total net sales	$555.0	$474.2	$1,583.4	$1,389.5
(a)    Includes net sales from the sale of new and used vehicles and equipment, including sales of rental equipment.
(b)    Represents income from vehicle and equipment lease arrangements with customers.
(c)    Primarily includes revenues from services, such as maintenance and repair work, and the sale of extended warranty contracts.
Contract Balances
The Company recognizes contract liabilities when cash payments, such as customer deposits, are received in advance of the Company’s satisfaction of the related performance obligations. Contract liabilities are recognized as Net sales when the related performance obligations are satisfied, which generally occurs within three to six months of the cash receipt. Contract liability balances are not materially impacted by any other factors. The Company’s contract liabilities were $36.5 million as of September 30, 2025 and $38.8 million as of December 31, 2024. Contract assets, such as unbilled receivables, were not material as of any of the periods presented herein.
NOTE 4 – INVENTORIES
The following table summarizes the components of Inventories:

(in millions)	September 30, 2025	December 31, 2024
Finished goods	$139.0	$129.4
Raw materials	190.5	171.9
Work in process	37.8	29.7
Total inventories	$367.3	$331.0

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
NOTE 5 – DEBT
The following table summarizes the components of Long-term borrowings and finance lease obligations:

(in millions)	September 30, 2025	December 31, 2024
2022 Credit Agreement (a)	$211.6	$210.9
Finance lease obligations	1.6	12.9
Total long-term borrowings and finance lease obligations, including current portion	213.2	223.8
Less: Current maturities	10.9	7.0
Less: Current finance lease obligations	1.1	12.4
Total long-term borrowings and finance lease obligations	$201.2	$204.4
(a)     Defined as the Third Amended and Restated Credit Agreement, dated October 21, 2022, as amended.
As more fully described within Note 13 – Fair Value Measurements, the Company uses a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The fair value of the Company’s long-term borrowings and finance lease obligations is based on interest rates that we believe are currently available to us for issuance of debt with similar terms and remaining maturities (Level 2 input). The carrying amounts of the Company’s long-term borrowings and finance lease obligations approximate their fair values as of September 30, 2025 and December 31, 2024.
The 2022 Credit Agreement was a senior secured credit facility that provided the Company and certain of its foreign subsidiaries access to an aggregate original principal amount of up to $800 million, consisting of (i) a revolving credit facility in an amount up to $675 million (the “2022 Revolver”) and (ii) a term loan facility in an original amount of up to $125 million. On May 16, 2024, the Company entered into the First Amendment to the 2022 Credit Agreement. The amendment was largely administrative in nature, including certain language to address ongoing reference rate reform. There were no changes to the term or the Company’s borrowing capacity under the 2022 Credit Agreement. The 2022 Credit Agreement was set to mature on October 21, 2027.
Borrowings under the 2022 Credit Agreement bore interest, at the Company’s option, at a base rate or an Adjusted Eurocurrency Rate (as defined in the 2022 Credit Agreement) in the case of borrowings in euros or an adjusted RFR (as defined in the 2022 Credit Agreement) in the case of borrowings in U.S. dollars, Canadian dollars, or British pounds, plus, in each case, an applicable margin. The applicable margin ranged from zero to 0.75% for base rate borrowings and 1.00% to 1.75% for Adjusted Eurocurrency Rate and RFR borrowings. The Company was also required to pay a commitment fee to the lenders ranging between 0.10% to 0.25% per annum on the unused portion of the 2022 Revolver along with other standard fees. Applicable margin, issuance fees, and other customary expenses were payable on outstanding letters of credit.
The Company was subject to certain net leverage ratio and interest coverage ratio financial covenants under the 2022 Credit Agreement that are measured at each fiscal quarter-end. The Company was in compliance with all such covenants as of September 30, 2025.
As of September 30, 2025, there was $94.4 million of cash drawn on the 2022 Revolver, $117.2 million outstanding under the term loan facility, and $10.9 million of undrawn letters of credit under the 2022 Credit Agreement, with $569.7 million of net availability for borrowings. As of December 31, 2024, there was $90.6 million of cash drawn on the 2022 Revolver, $120.3 million outstanding under the term loan facility, and $10.1 million of undrawn letters of credit under the 2022 Credit Agreement, with $574.3 million of net availability for borrowings.
The following table summarizes the gross borrowings and gross payments under the Company’s revolving credit facilities:

	Nine Months Ended September 30,
(in millions)	2025	2024
Gross borrowings	$99.4	$18.0
Gross payments	98.3	82.4
On October 29, 2025, the Company entered into the Fourth Amended and Restated Credit Agreement (the “2025 Credit
Agreement”), by and among the Company and certain of its foreign subsidiaries (collectively, the “Borrowers”), Wells Fargo
Bank, National Association, as administrative agent, swingline lender, and an issuing lender, BofA Securities, Inc., PNC Capital Markets LLC, Truist Bank, and U.S. Bank National Association as syndication agents, and the other lenders and parties

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
signatory thereto. The 2025 Credit Agreement amends and restates the 2022 Credit Agreement. See Note 14 – Subsequent Events for additional information.
Interest Rate Swaps
On October 21, 2022, the Company entered into an interest rate swap (the “2022 Swap”) with a notional amount of $75.0 million, as a means of fixing the floating interest rate component on $75.0 million of its variable-rate debt. The 2022 Swap is designated as a cash flow hedge, with an original maturity date of October 31, 2025.
On July 11, 2023, the Company entered into an additional interest rate swap (the “2023 Swap”) with a notional amount of $75.0 million, as a means of fixing the floating interest rate component on $75.0 million of its variable-rate debt. The 2023 Swap, which was designated as a cash flow hedge, matured on August 1, 2025.
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
The fair value of the Company’s interest rate swaps was not significant at September 30, 2025 and was $0.3 million at December 31, 2024, and was included in Other current liabilities on the Condensed Consolidated Balance Sheets. During the three months ended September 30, 2025, unrealized pre-tax gains recorded in Accumulated other comprehensive loss were not significant. During the nine months ended September 30, 2025, unrealized pre-tax gains of $0.2 million were recorded in Accumulated other comprehensive loss. During the three and nine months ended September 30, 2024, unrealized pre-tax losses of $1.7 million and $0.3 million, respectively, were recorded in Accumulated other comprehensive loss. No ineffectiveness was recorded in either period.
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
Finance Leases
In the fourth quarter of 2024, the Company provided notice to the lessor of one of its leased U.S. manufacturing facilities of its intent to exercise the $11.5 million purchase option included in the lease agreement. The Company remeasured the corresponding lease liability, adjusted the right-of-use (“ROU”) asset, and reassessed the lease classification, resulting in a change in classification from an operating lease to a finance lease in the fourth quarter of 2024. The purchase was completed on February 10, 2025. As of the purchase date, the related finance lease ROU asset, net, was approximately $11.3 million and the finance lease liability was $11.5 million. The cash outflow of approximately $11.5 million related to the facility purchase is reflected as a component of Other, net within the financing activities on the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2025.
The following table summarizes the supplemental noncash investing and financing activities related to this facility purchase:

Nine Months Ended September 30,
(in millions)	2025
Purchase of properties and equipment through exchange of lease ROU asset	$11.3
Derecognition of ROU asset	(11.3)

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
NOTE 6 – GOODWILL AND OTHER INTANGIBLE ASSETS
The following table summarizes the carrying amount of goodwill, and the changes in the carrying amount of goodwill in the nine months ended September 30, 2025, by segment:

(in millions)	Environmental Solutions	Safety & Security Systems	Total
Balance at January 1, 2025	$368.8	$108.9	$477.7
Acquisitions, including measurement period adjustments	40.1	—	40.1
Translation adjustments	—	3.9	3.9
Balance at September 30, 2025	$408.9	$112.8	$521.7
The following table summarizes the gross carrying amount and accumulated amortization of intangible assets for each major class of intangible assets:

	September 30, 2025			December 31, 2024
(in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Definite-lived intangible assets:
Customer relationships (a)	$182.5	$(93.0)	$89.5	$165.7	$(80.7)	$85.0
Other (a)	10.8	(6.0)	4.8	7.2	(4.9)	2.3
Total definite-lived intangible assets	193.3	(99.0)	94.3	172.9	(85.6)	87.3
Indefinite-lived intangible assets:
Trade names	119.0	—	119.0	108.1	—	108.1
Other	4.3	—	4.3	4.3	—	4.3
Total indefinite-lived intangible assets	123.3	—	123.3	112.4	—	112.4
Total intangible assets	$316.6	$(99.0)	$217.6	$285.3	$(85.6)	$199.7
(a)    Average useful life of customer relationships and other definite-lived intangible assets are estimated to be approximately 11 years and 6 years, respectively. The average useful life across all definite-lived intangible assets is estimated to be approximately 11 years.
The table above includes preliminary estimates of the fair value and useful lives of certain definite and indefinite-lived intangible assets related to the Hog acquisition, which was completed during the first quarter of 2025. As further described in Note 2 – Acquisitions, the preliminary measurements of fair value included in the table above are subject to change during the measurement period as the applicable third-party valuations are finalized.
Amortization expense for the three and nine months ended September 30, 2025 was $4.5 million and $13.3 million, respectively. Amortization expense for the three and nine months ended September 30, 2024 was $3.8 million and $11.2 million, respectively.
The Company currently estimates that aggregate amortization expense will be approximately $4.5 million for the remainder of 2025, $17.9 million in 2026, $17.0 million in 2027, $16.7 million in 2028, $11.0 million in 2029, and $27.3 million thereafter. Actual amounts of amortization may differ from estimated amounts due to changes in foreign currency rates, measurement period adjustments for the Hog acquisition, impairment of intangible assets, and other events.
NOTE 7 – INCOME TAXES
The Company recognized income tax expense of $22.4 million for the three months ended September 30, 2025, compared to $18.7 million in the three months ended September 30, 2024, with the increase primarily due to the effects of higher pre-tax income levels, partially offset by a $0.9 million increase in excess tax benefits associated with stock-based compensation activity. The Company’s effective tax rate for the three months ended September 30, 2025 was 24.8%, compared to 25.8% in the prior-year quarter.
The Company recognized income tax expense of $60.1 million for the nine months ended September 30, 2025, compared to $34.7 million in the nine months ended September 30, 2024, with the increase primarily due to the effects of higher pre-tax income levels and the non-recurrence of a $15.6 million discrete tax benefit, which was recognized in the prior-year period in

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
connection with the amendment of certain U.S. federal and state tax returns to claim a worthless stock deduction, partially offset by a $0.7 million increase in excess tax benefits associated with stock-based compensation activity. The Company’s effective tax rate for the nine months ended September 30, 2025 was 24.4%, compared to 17.3% in the prior-year period.
On July 4, 2025, H.R.1, new tax legislation commonly referred to as the One Big Beautiful Bill Act (“OBBBA”), was enacted in the U.S. The OBBBA includes a broad range of tax provisions, including the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework, and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The new legislation did not have a material impact on the Company’s effective tax rate for the three months ended September 30, 2025, and the Company does not currently anticipate that it will have a material impact on its effective tax rate for the year ended December 31, 2025. The Company currently expects the new legislation may result in certain cash tax savings for the year ended December 31, 2025, and is continuing to assess the impact of this new legislation on its financial statements in subsequent years.
NOTE 8 – PENSIONS
The following table summarizes the components of Net periodic pension expense:

	U.S. Benefit Plan				Non-U.S. Benefit Plan
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024	2025	2024	2025	2024
Service cost	$—	$—	$—	$—	$0.1	$—	$0.2	$0.1
Interest cost	1.4	1.5	4.2	4.4	0.4	0.4	1.1	1.1
Amortization of actuarial loss	0.6	0.5	1.8	1.5	0.1	0.3	0.4	0.7
Amortization of prior service cost	—	—	—	—	—	—	0.1	0.1
Expected return on plan assets	(1.4)	(1.8)	(4.2)	(5.4)	(0.5)	(0.6)	(1.5)	(1.7)
Net periodic pension expense	$0.6	$0.2	$1.8	$0.5	$0.1	$0.1	$0.3	$0.3
The items that comprise Net periodic pension expense, other than service cost, are included as a component of Other expense, net on the Condensed Consolidated Statements of Operations.
NOTE 9 – COMMITMENTS AND CONTINGENCIES
Financial Commitments
The Company provides indemnifications and other guarantees in the ordinary course of business, the terms of which range in duration and often are not explicitly defined. Specifically, the Company is occasionally required to provide letters of credit and bid and performance bonds to various customers, principally to act as security for retention levels related to casualty insurance policies and to guarantee the performance of subsidiaries that engage in export and domestic transactions. At September 30, 2025, the Company had outstanding performance and financial standby letters of credit, as well as outstanding bid and performance bonds, aggregating to $30.9 million. If any such letters of credit or bonds are called, the Company would be obligated to reimburse the issuer of the letter of credit or bond. The Company believes the likelihood of any currently outstanding letter of credit or bond being called is remote.
The Company is party to certain lease agreements for facilities owned by affiliates that include provisions requiring the Company to guarantee any remaining lease payments in the event of default. As of September 30, 2025, the total amount of future payments guaranteed under these agreements was approximately $4.1 million. The Company believes the likelihood of defaulting on these leases is remote.
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
The following table summarizes the changes in the Company’s warranty liabilities during the nine months ended September 30, 2025 and 2024:

(in millions)	2025	2024
Balance at January 1	$9.8	$9.6
Provisions to expense	6.5	6.5
Acquisitions	0.3	—
Payments	(6.3)	(6.2)
Balance at September 30	$10.3	$9.9
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
Hearing Loss Litigation
Between 1999 and 2017, the Company was sued for monetary damages by multiple firefighters claiming that exposure to the Company’s sirens impaired their hearing and that the sirens were therefore defective. The Company has vigorously defended itself against these claims, obtaining many jury verdicts in its favor and settling some for nominal amounts. In 2018, counsel for the remaining plaintiffs requested that the Company consider settlement, and on November 4, 2019, the parties executed a global settlement agreement pursuant to which the Company would pay $700 to each firefighter who filed a lawsuit and is eligible to be part of the settlement, and $300 to each firefighter who has not yet filed a case and is eligible to be part of the settlement. The settlement agreement requires plaintiffs’ attorneys to withdraw from representing firefighters who elect not to participate in the settlement and does not include the payment of any attorney fees by the Company. To be eligible for settlement, among other things, firefighters must provide proof that they have high frequency noise-induced hearing loss. As of September 30, 2025, the Company has recognized an estimated liability for the potential settlement amount. While it is reasonably possible that the ultimate resolution of this matter may result in a loss in excess of the amount accrued, the incremental loss is not expected to be material.
NOTE 10 – EARNINGS PER SHARE
The Company computes earnings per share (“EPS”) in accordance with ASC 260, Earnings per Share, which requires that non-vested restricted stock containing non-forfeitable dividend rights should be treated as participating securities pursuant to the two-class method. Under the two-class method, net income is reduced by the amount of dividends declared in the period for common stock and participating securities. The remaining undistributed earnings are then allocated to common stock and participating securities as if all of the net income for the period had been distributed. The amounts of distributed and undistributed earnings allocated to participating securities for the three and nine months ended September 30, 2025 and 2024 were insignificant and did not materially impact the calculation of basic or diluted EPS.
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
For the three and nine months ended September 30, 2025, options to purchase 0.2 million and 0.1 million shares of the Company’s common stock, respectively, had an anti-dilutive effect on EPS, and accordingly, were excluded from the calculation of diluted EPS. For the three and nine months ended September 30, 2024, the number of options to purchase shares of the Company’s stock that had an antidilutive effect on EPS were not significant.
The following table reconciles Net income to basic and diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2025	2024	2025	2024
Net income	$68.1	$53.9	$185.8	$166.3
Weighted average shares outstanding – Basic	60.7	61.0	60.8	61.0
Dilutive effect of common stock equivalents	0.7	0.7	0.7	0.7
Weighted average shares outstanding – Diluted	61.4	61.7	61.5	61.7
Earnings per share:
Basic	$1.12	$0.88	$3.06	$2.73
Diluted	1.11	0.87	3.02	2.70
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
On July 21, 2025, the Board declared a quarterly cash dividend of $0.14 per common share. The dividend totaled $8.5 million and was distributed on August 28, 2025 to stockholders of record at the close of business on August 15, 2025.
On October 27, 2025, the Board declared a quarterly cash dividend of $0.14 per common share payable on December 2, 2025 to stockholders of record at the close of business on November 14, 2025.
The Company paid dividends to stockholders of $7.3 million during the three months ended September 30, 2024 and $22.0 million during the nine months ended September 30, 2024.
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
No shares were repurchased under the Company’s stock repurchase programs during the three months ended September 30, 2025. During the nine months ended September 30, 2025, the Company repurchased 531,497 shares for a total of $39.7 million under its stock repurchase programs.
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
At the end of the third quarter of 2025, the Company had remaining authorization under its stock repurchase programs of approximately $157 million.
During the three months ended September 30, 2024, the Company repurchased 52,500 shares for a total of $4.4 million under the March 2020 program. During the nine months ended September 30, 2024, the Company repurchased 54,100 shares for a total of $4.5 million under the March 2020 program.
Accumulated Other Comprehensive Loss
The following tables summarize the changes in each component of Accumulated other comprehensive loss, net of tax in the three months ended September 30, 2025 and 2024:

(in millions)	Actuarial Losses	Prior Service Costs	Foreign Currency Translation	Interest Rate Swaps	Total
Balance at July 1, 2025 (a)	$(62.3)	$(1.9)	$(7.3)	$—	$(71.5)
Other comprehensive income (loss) before reclassifications	0.1	0.1	(4.0)	—	(3.8)
Amounts reclassified from accumulated other comprehensive loss	0.5	—	—	—	0.5
Net current-period other comprehensive income (loss)	0.6	0.1	(4.0)	—	(3.3)
Balance at September 30, 2025 (a)	$(61.7)	$(1.8)	$(11.3)	$—	$(74.8)

(in millions)	Actuarial Losses	Prior Service Costs	Foreign Currency Translation	Interest Rate Swaps	Total
Balance at July 1, 2024 (a)	$(68.8)	$(1.9)	$(15.4)	$0.7	$(85.4)
Other comprehensive (loss) income before reclassifications	(0.8)	—	5.6	(1.1)	3.7
Amounts reclassified from accumulated other comprehensive loss	0.6	—	—	(0.4)	0.2
Net current-period other comprehensive (loss) income	(0.2)	—	5.6	(1.5)	3.9
Balance at September 30, 2024 (a)	$(69.0)	$(1.9)	$(9.8)	$(0.8)	$(81.5)
(a)    Amounts in parentheses indicate losses.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
The following tables summarize the changes in each component of Accumulated other comprehensive loss, net of tax in the nine months ended September 30, 2025 and 2024:

(in millions)	Actuarial Losses	Prior Service Costs	Foreign Currency Translation	Interest Rate Swaps	Total
Balance at January 1, 2025 (a)	$(62.5)	$(1.8)	$(24.5)	$(0.2)	$(89.0)
Other comprehensive (loss) income before reclassifications	(0.8)	(0.1)	13.2	0.1	12.4
Amounts reclassified from accumulated other comprehensive loss	1.6	0.1	—	0.1	1.8
Net current-period other comprehensive income	0.8	—	13.2	0.2	14.2
Balance at September 30, 2025 (a)	$(61.7)	$(1.8)	$(11.3)	$—	$(74.8)

(in millions)	Actuarial Losses	Prior Service Costs	Foreign Currency Translation	Interest Rate Swaps	Total
Balance at January 1, 2024 (a)	$(69.7)	$(2.0)	$(10.1)	$0.5	$(81.3)
Other comprehensive (loss) income before reclassifications	(0.9)	—	0.3	0.5	(0.1)
Amounts reclassified from accumulated other comprehensive loss	1.6	0.1	—	(1.8)	(0.1)
Net current-period other comprehensive income (loss)	0.7	0.1	0.3	(1.3)	(0.2)
Balance at September 30, 2024 (a)	$(69.0)	$(1.9)	$(9.8)	$(0.8)	$(81.5)
(a)    Amounts in parentheses indicate losses.
The following table summarizes the amounts reclassified from Accumulated other comprehensive loss, net of tax, in the three months ended September 30, 2025 and 2024 and the affected line item in the Condensed Consolidated Statements of Operations:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in Condensed Consolidated Statements of Operations
	2025	2024
(in millions) (a)
Amortization of actuarial losses of defined benefit pension plans	$(0.7)	$(0.8)	Other expense, net
Interest rate swaps	—	0.6	Interest expense, net
Total before tax	(0.7)	(0.2)
Income tax benefit	0.2	—	Income tax expense
Total reclassifications for the period, net of tax	$(0.5)	$(0.2)
(a)    Amounts in parentheses indicate losses.

The following table summarizes the amounts reclassified from Accumulated other comprehensive loss, net of tax, in the nine months ended September 30, 2025 and 2024 and the affected line item in the Condensed Consolidated Statements of Operations:

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in Condensed Consolidated Statements of Operations
	2025	2024
(in millions) (a)
Amortization of actuarial losses of defined benefit pension plans	$(2.2)	$(2.2)	Other expense, net
Amortization of prior service costs of defined benefit pension plans	(0.1)	(0.1)	Other expense, net
Interest rate swaps	(0.1)	2.4	Interest expense, net
Total before tax	(2.4)	0.1
Income tax benefit	0.6	—	Income tax expense
Total reclassifications for the period, net of tax	$(1.8)	$0.1
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
The following tables summarize the Company’s financial performance by reportable segment and include reconciliations of segment operating income to consolidated income before income taxes for the three months ended September 30, 2025 and 2024:

	Three Months ended September 30, 2025
(in millions of dollars)	Environmental Solutions	Safety and Security Systems	Total
Net sales (a)	$465.5	$89.5	$555.0
Less: Cost of sales	343.0	50.5	393.5
Gross profit	122.5	39.0	161.5
Less:
Selling, engineering, general, and administrative expenses	32.5	17.1	49.6
Other segment items (b)	4.7	—	4.7
Segment operating income	85.3	21.9	107.2
Reconciliation to income before income taxes:
All other (income) loss (c)			13.2
Interest expense, net			2.8
Other expense, net			0.7
Income before income taxes			$90.5
(a)    Represents net sales from external customers. Intersegment net sales are not significant. Total of segment net sales agrees to Net sales on the Condensed Consolidated Statement of Operations.
(b)    Other segment items includes amortization expense and acquisition and integration-related expenses, net, within the Environmental Solutions Group.
(c)    Represents general corporate expenses.

	Three Months Ended September 30, 2024
(in millions of dollars)	Environmental Solutions	Safety and Security Systems	Total
Net sales (a)	$398.2	$76.0	$474.2
Less: Cost of sales	290.4	43.4	333.8
Gross profit	107.8	32.6	140.4
Less:
Selling, engineering, general, and administrative expenses	32.2	15.8	48.0
Other segment items (b)	4.1	—	4.1
Segment operating income	71.5	16.8	88.3
Reconciliation to income before income taxes:
All other (income) loss (c)			12.4
Interest expense, net			3.0
Other expense, net			0.3
Income before income taxes			$72.6
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

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
The following tables summarize the Company’s financial performance by reportable segment and include reconciliations of segment operating income to consolidated income before income taxes for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30, 2025
(in millions of dollars)	Environmental Solutions	Safety and Security Systems	Total
Net sales (a)	$1,333.4	$250.0	$1,583.4
Less: Cost of sales	979.9	141.6	1,121.5
Gross profit	353.5	108.4	461.9
Less:
Selling, engineering, general, and administrative expenses	102.9	49.2	152.1
Other segment items (b)	13.7	—	13.7
Segment operating income	236.9	59.2	296.1
Reconciliation to income before income taxes:
All other (income) loss (c)			38.7
Interest expense, net			9.3
Other expense, net			2.2
Income before income taxes			$245.9
(a)    Represents net sales from external customers. Intersegment net sales are not significant. Total of segment net sales agrees to Net sales on the Condensed Consolidated Statement of Operations.
(b)    Other segment items includes amortization expense and acquisition and integration-related expenses, net, within the Environmental Solutions Group.
(c)    Represents general corporate expenses.

	Nine Months Ended September 30, 2024
(in millions of dollars)	Environmental Solutions	Safety and Security Systems	Total
Net sales (a)	$1,161.0	$228.5	$1,389.5
Less: Cost of sales	857.0	132.1	989.1
Gross profit	304.0	96.4	400.4
Less:
Selling, engineering, general, and administrative expenses	95.3	47.5	142.8
Other segment items (b)	12.6	—	12.6
Segment operating income	196.1	48.9	245.0
Reconciliation to income before income taxes:
All other (income) loss (c)			33.7
Interest expense, net			9.4
Other expense, net			0.9
Income before income taxes			$201.0
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

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
The following table summarizes the Company’s total depreciation and amortization by reportable segment and includes a reconciliation of total segment depreciation and amortization to total depreciation and amortization for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions of dollars)	2025	2024	2025	2024
Depreciation and amortization:
Environmental Solutions (a)	$19.1	$15.4	$55.4	$44.4
Safety and Security Systems (a)	1.0	1.0	3.1	3.0
Total segment depreciation and amortization	20.1	16.4	58.5	47.4
Corporate	0.2	0.1	0.4	0.3
Total depreciation and amortization	$20.3	$16.5	$58.9	$47.7
(a)    The amounts of depreciation and amortization disclosed by reportable segment are included within cost of sales; selling, engineering, general, and administrative expenses; and other segment items in the tables above.
The following table summarizes the Company’s total assets by reportable segment and includes a reconciliation of total segment assets to total assets as of September 30, 2025 and December 31, 2024:

(in millions of dollars)	September 30, 2025	December 31, 2024
Total assets:
Environmental Solutions	$1,595.1	$1,424.7
Safety and Security Systems	301.3	279.5
Total segment assets	1,896.4	1,704.2
Corporate and eliminations	42.0	61.0
Total assets	$1,938.4	$1,765.2
The following table summarizes the Company’s total capital expenditures by reportable segment and includes a reconciliation of total segment capital expenditures to total capital expenditures for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions of dollars)	2025	2024	2025	2024
Capital expenditures
Environmental Solutions	$5.7	$5.6	$15.0	$24.8
Safety and Security Systems	1.2	1.2	3.6	4.7
Total segment capital expenditures	6.9	6.8	18.6	29.5
Corporate	0.1	1.1	1.3	2.6
Total capital expenditures	$7.0	$7.9	$19.9	$32.1

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
Contingent Consideration
As of September 30, 2025, the Company had contingent obligations to transfer up to $3.9 million, $4.8 million, and $15.0 million to the former owners of Blasters, Inc. and Blasters Technologies, LLC (collectively, “Blasters”), Standard, and Hog, respectively, if specified financial results are met over future reporting periods (i.e., an earn-out). The Blasters, Standard, and Hog acquisitions were completed on January 3, 2023, October 4, 2024, and February 12, 2025, respectively. The Blasters contingent earn-out payments, if earned, would be due to be paid annually, in each of the three years following the anniversary of the closing date. There was no contingent earn-out payable for the first or second annual measurement periods. The Standard contingent earn-out payment, if earned, would be due to be paid following the end of the performance period, which concludes on January 1, 2027. The Hog contingent earn-out payment, if earned, would be due to be paid following the end of the performance period, which concludes on December 31, 2025.
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
The Company uses an income approach to value the contingent consideration liability based on the present value of risk-adjusted future cash flows under either a scenario-based or option-pricing method, as appropriate. Due to the lack of relevant

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
observable market data over fair value inputs, such as prospective financial information or probabilities of future events as of September 30, 2025, the Company has classified the contingent consideration liability within Level 3 of the fair value hierarchy outlined in ASC 820, Fair Value Measurements.
The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2025:

	Fair Value Measurement at Reporting Date Using
(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$17.3	$—	$—	$17.3
Liabilities:
Contingent consideration	—	—	12.1	12.1
The following table provides a roll-forward of the fair value of recurring Level 3 fair value measurements in the three months ended September 30, 2025 and 2024:

(in millions)	2025		2024
Contingent consideration liability, at July 1	$8.1	`	$4.7
Acquisitions, including measurement period adjustments	4.0		—
Contingent consideration liability, at September 30	$12.1		$4.7
The following table provides a roll-forward of the fair value of recurring Level 3 fair value measurements in the nine months ended September 30, 2025 and 2024:

(in millions)	2025	2024
Contingent consideration liability, at January 1	$4.8	$4.9
Acquisitions, including measurement period adjustments	11.5	(0.2)
Settlements of contingent consideration liabilities	(4.4)	—
Foreign currency translation	0.2	(0.1)
Total expense included in earnings (a)	—	0.1
Contingent consideration liability, at September 30	$12.1	$4.7
(a)    Changes in the fair value of contingent consideration liabilities are included as a component of Acquisition and integration-related expenses, net on the Condensed Consolidated Statements of Operations.

FEDERAL SIGNAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)
NOTE 14 – SUBSEQUENT EVENTS
Debt Refinancing
On October 29, 2025, the Company entered into the 2025 Credit Agreement, which amends and restates the 2022 Credit Agreement.
The 2025 Credit Agreement is a senior secured credit facility that provides the Borrowers access to an aggregate principal amount of up to $1.5 billion, consisting of (i) a revolving credit facility in an amount up to $1.1 billion (the “2025 Revolver”) and (ii) a delayed draw term loan facility in an amount up to $400 million (the “Delayed Draw Term Loan”). The 2025 Revolver provides for borrowings in the form of loans or letters of credit up to the aggregate availability under the facility, with a sub-limit of $100 million for letters of credit. Borrowings can be made in denominations of U.S. dollars, Canadian dollars, euros, or British pounds (with borrowings in non-U.S. currencies subject to a sublimit of $550 million). In addition, the Company may expand its borrowing capacity under the 2025 Credit Agreement by an aggregate amount of up to the sum of (x) the greater of (i) $500 million and (ii) 100% of Consolidated EBITDA for the applicable four-quarter period preceding such expansion, and (y) the amount of additional indebtedness (if any) that could be incurred without causing the Consolidated Total Net Leverage Ratio for the applicable four-quarter period preceding such expansion, on a pro forma basis, to exceed 2.75 to 1.00, subject to the approval of the applicable lenders providing such additional borrowings. Such expansion may be in the form of increases to the revolving facility commitments, or funding of incremental term loans. Borrowings under the 2025 Credit Agreement may be used for working capital and general corporate purposes, including acquisitions. The 2025 Credit Agreement matures on October 29, 2030.
The obligations of the Borrowers under the 2025 Credit Agreement are guaranteed by the Company’s material domestic subsidiaries and secured by a first priority security interest in (i) substantially all existing and hereafter acquired domestic property and assets of the Company and material domestic subsidiaries, (ii) the stock or other equity interests in each of the material domestic subsidiaries, and (iii) 65% of outstanding voting capital stock of certain first-tier foreign subsidiaries, subject to certain exclusions.
Borrowings under the 2025 Credit Agreement bear interest, at the Company’s option, at a base rate or an Adjusted Eurocurrency Rate (as defined in the 2025 Credit Agreement) in the case of borrowings in euros or an adjusted RFR (as defined in the 2025 Credit Agreement) in the case of borrowings in U.S. dollars, Canadian dollars, or British pounds, plus, in each case, an applicable margin. The applicable margin ranges from zero to 0.75% for base rate borrowings and 1.00% to 1.75% for Adjusted Eurocurrency Rate and RFR borrowings. The Company must also pay a commitment fee to the lenders ranging between 0.10% to 0.25% per annum on the unused portion of the 2025 Revolver and after 180 days, on the Delayed Draw Term Loan, along with other standard fees. Applicable margin, issuance fees, and other customary expenses are payable on outstanding letters of credit.
The Company is subject to certain net leverage ratio and interest coverage ratio financial covenants under the 2025 Credit Agreement that are to be measured at each fiscal quarter-end. The 2025 Credit Agreement also includes certain “covenant holiday” periods, which allow for the temporary increase of the maximum net leverage ratio following the completion of a permitted acquisition, or a series of acquisitions, when the aggregate consideration over a period of twelve months exceeds $75 million. In addition, the 2025 Credit Agreement includes customary negative covenants, subject to certain exceptions, restricting or limiting the Company’s and its subsidiaries’ ability to, among other things: (i) make non-ordinary course dispositions of assets; (ii) make certain fundamental business changes, such as mergers, consolidations or any similar combination; (iii) make restricted payments, including dividends and stock repurchases; (iv) incur indebtedness; (v) make certain loans and investments; (vi) create liens; (vii) transact with affiliates; (viii) enter into certain sale/leaseback transactions; (ix) make negative pledges; and (x) modify subordinated debt documents.
The 2025 Credit Agreement permits restricted payments, including dividends and stock repurchases, under certain circumstances, including, but not limited to if: (i) the Company’s leverage ratio is less than or equal to 3.25x; (ii) the Company is in compliance with all other financial covenants; and (iii) there are no existing defaults under the 2025 Credit Agreement. If its leverage ratio is more than 3.25x, the Company is still permitted to fund (1) up to $50 million of dividend payments and stock repurchases, in total, annually; and (2) additional incremental other cash payments up to the greater of $100 million or 5% of Consolidated Total Assets for the term of the 2025 Credit Agreement.
The 2025 Credit Agreement contains customary events of default. If an event of default occurs and is continuing, the Borrowers may be required immediately to repay all amounts outstanding under the 2025 Credit Agreement and the commitments from the lenders may be terminated.

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
While the tariffs implemented did not have a significant impact on the Company’s year-to-date results, the long-term effects of those implemented then, or those that may be implemented in the future, remain uncertain. Although the Company believes that many of its products are included in the current tariff exemptions, the Company continues to closely monitor the evolving tariff and trade policy environment, which could change or alter these exemptions. Further, the Company is monitoring the potential for supply disruptions as a result of these trade disputes and negotiations, including those related to restrictions around exporting certain rare earth minerals and magnets by China, some of which are used in the production of certain of the Company’s products. While the collective impact of these trade issues is uncertain, the Company continues to monitor the potential for higher product and operating costs and to evaluate the need to counteract any adverse effects on the Company’s financial position, results of operations, or cash flow.

Operating Results
Net sales for the three months ended September 30, 2025 increased by $80.8 million, or 17%, compared to the prior-year quarter, primarily due to higher sales volumes, inclusive of the effects of acquisitions, and pricing actions. Our Environmental Solutions Group reported a net sales increase of $67.3 million, or 17%, primarily due to increases in sales of road-marking and line-removal equipment of $16.2 million, sewer cleaners of $7.0 million, street sweepers of $6.6 million, dump truck bodies of $5.2 million, industrial vacuum loaders of $4.6 million, safe-digging trucks of $4.2 million, and metal extraction support equipment of $2.9 million. In addition, aftermarket revenues improved by $15.4 million. Within our Safety and Security Systems Group, net sales increased by $13.5 million, or 18%, primarily due to improvements in sales of public safety equipment of $8.3 million and warning systems of $4.4 million, as well as a $0.8 million favorable foreign currency translation impact.
Net sales for the nine months ended September 30, 2025 increased by $193.9 million, or 14%, compared to the prior-year period, primarily due to higher sales volumes, inclusive of the effects of acquisitions, and pricing actions. Our Environmental Solutions Group reported a net sales increase of $172.4 million, or 15%, primarily due to increases in sales of road-marking and line-removal equipment of $41.8 million, sewer cleaners of $23.4 million, dump truck bodies of $21.9 million, streets sweepers of $16.9 million, industrial vacuum loaders of $11.4 million, metal extraction support equipment of $7.1 million, safe-digging trucks of $6.3 million, and refuse trucks of $6.1 million. In addition, aftermarket revenues improved by $40.6 million. Partially offsetting these improvement were reductions in sales of trailers of $7.9 million and multi-purpose maintenance vehicles of $3.0 million, as well as a $4.3 million unfavorable foreign currency translation impact. Within our Safety and Security Systems Group, net sales increased by $21.5 million, or 9%, primarily due to improvements in sales of public safety equipment of $13.5 million and warning systems of $7.3 million, as well as a $1.1 million favorable foreign currency translation impact.
Operating income for the three months ended September 30, 2025 increased by $18.1 million, or 24%, compared to the prior-year quarter, primarily driven by a $21.1 million improvement in gross profit, partially offset by a $1.3 million increase in Selling, Engineering, General and Administrative (“SEG&A”) expenses, a $1.0 million increase in acquisition and integration-related expenses, net, and a $0.7 million increase in amortization expense. Consolidated operating margin for the three months ended September 30, 2025 was 16.9%, compared to 16.0% in the prior-year quarter.
Operating income for the nine months ended September 30, 2025 increased by $46.1 million, or 22%, compared to the prior-year period, primarily driven by a $61.5 million improvement in gross profit, partially offset by a $12.9 million increase in SEG&A expenses, a $2.1 million increase in amortization expense, and a $0.4 million increase in acquisition and integration-related expenses, net. Consolidated operating margin for the nine months ended September 30, 2025 was 16.3%, compared to 15.2% in the prior-year period.
Income before income taxes for the three months ended September 30, 2025 increased by $17.9 million, or 25%, compared to the prior-year quarter. The increase resulted from the higher operating income and a $0.2 million reduction in interest expense, net, partially offset by a $0.4 million increase in other expense, net.
Income before income taxes for the nine months ended September 30, 2025 increased by $44.9 million, or 22%, compared to the prior-year period. The increase resulted from the higher operating income, partially offset by a $1.3 million increase in other expense, net.
Net income for the three months ended September 30, 2025 increased by $14.2 million compared to the prior-year quarter, largely due to the aforementioned increase in income before taxes, partially offset by a $3.7 million increase in income tax expense.
Net income for the nine months ended September 30, 2025 increased by $19.5 million compared to the prior-year period, largely due to the aforementioned increase in income before taxes, partially offset by a $25.4 million increase in income tax expense.
Total orders for the three months ended September 30, 2025 were $467 million, an increase of $41 million, or 10%, compared to the prior-year quarter. The Environmental Solutions Group reported total orders of $371 million in the three months ended September 30, 2025, an increase of $18 million, or 5%, in comparison to the prior-year quarter. Orders in the three months ended September 30, 2025 within the Safety and Security Systems Group were $96 million, an increase of $23 million, or 31%, compared to the prior-year quarter.
Total orders for the nine months ended September 30, 2025 were $1.57 billion, an increase of $173 million, or 12%, compared to the prior-year period. The Environmental Solutions Group reported total orders of $1.29 billion in the nine months ended September 30, 2025, an increase of $116 million, or 10%, in comparison to the prior-year period. Orders in the nine months ended September 30, 2025 within the Safety and Security Systems Group were $282 million, an increase of $57 million, or 25%, compared to the prior-year period.

Our consolidated backlog at September 30, 2025 was $992 million, compared to $1.03 billion at September 30, 2024.
Results of Operations
The following table summarizes our Condensed Consolidated Statements of Operations and illustrates key financial indicators used to assess our consolidated financial results:

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in millions, except per share data)	2025	2024	Change	2025	2024	Change
Net sales	$555.0	$474.2	$80.8	$1,583.4	$1,389.5	$193.9
Cost of sales	393.5	333.8	59.7	1,121.5	989.1	132.4
Gross profit	161.5	140.4	21.1	461.9	400.4	61.5
Selling, engineering, general and administrative expenses	61.4	60.1	1.3	188.5	175.6	12.9
Amortization expense	4.5	3.8	0.7	13.3	11.2	2.1
Acquisition and integration-related expenses, net	1.6	0.6	1.0	2.7	2.3	0.4
Operating income	94.0	75.9	18.1	257.4	211.3	46.1
Interest expense, net	2.8	3.0	(0.2)	9.3	9.4	(0.1)
Other expense, net	0.7	0.3	0.4	2.2	0.9	1.3
Income before income taxes	90.5	72.6	17.9	245.9	201.0	44.9
Income tax expense	22.4	18.7	3.7	60.1	34.7	25.4
Net income	$68.1	$53.9	$14.2	$185.8	$166.3	$19.5
Operating data:
Operating margin	16.9%	16.0%	0.9%	16.3%	15.2%	1.1%
Diluted earnings per share	$1.11	$0.87	$0.24	$3.02	$2.70	$0.32
Total orders	466.9	425.9	41.0	1,574.5	1,401.6	172.9
Backlog	992.0	1,032.8	(40.8)	992.0	1,032.8	(40.8)
Depreciation and amortization	20.3	16.5	3.8	58.9	47.7	11.2
Net sales
Net sales for the three months ended September 30, 2025 increased by $80.8 million, or 17%, compared to the prior-year quarter, primarily due to higher sales volumes, inclusive of the effects of acquisitions, and pricing actions. The Environmental Solutions Group reported a net sales increase of $67.3 million, or 17%, primarily due to increases in sales of road-marking and line-removal equipment of $16.2 million, sewer cleaners of $7.0 million, street sweepers of $6.6 million, dump truck bodies of $5.2 million, industrial vacuum loaders of $4.6 million, safe-digging trucks of $4.2 million, and metal extraction support equipment of $2.9 million. In addition, aftermarket revenues improved by $15.4 million. Within the Safety and Security Systems Group, net sales increased by $13.5 million, or 18%, primarily due to improvements in sales of public safety equipment of $8.3 million and warning systems of $4.4 million, as well as a $0.8 million favorable foreign currency translation impact.
Net sales for the nine months ended September 30, 2025 increased by $193.9 million, or 14%, compared to the prior-year period, primarily due to higher sales volumes, inclusive of the effects of acquisitions, and pricing actions. The Environmental Solutions Group reported a net sales increase of $172.4 million, or 15%, primarily due to increases in sales of road-marking and line-removal equipment of $41.8 million, sewer cleaners of $23.4 million, dump truck bodies of $21.9 million, streets sweepers of $16.9 million, industrial vacuum loaders of $11.4 million, metal extraction support equipment of $7.1 million, safe-digging trucks of $6.3 million, and refuse trucks of $6.1 million. In addition, aftermarket revenues improved by $40.6 million. Partially offsetting these improvement were reductions in sales of trailers of $7.9 million and multi-purpose maintenance vehicles of $3.0 million, as well as a $4.3 million unfavorable foreign currency translation impact. Within the Safety and Security Systems Group, net sales increased by $21.5 million, or 9%, primarily due to improvements in sales of public safety equipment of $13.5 million and warning systems of $7.3 million, as well as a $1.1 million favorable foreign currency translation impact.
Cost of sales
Cost of sales increased by $59.7 million, or 18%, for the three months ended September 30, 2025 compared to the prior-year quarter, largely due to an increase of $52.6 million, or 18%, within the Environmental Solutions Group, primarily related to higher sales volumes and the addition of cost of sales from recent acquisitions. Within the Safety and Security Systems Group, cost of sales increased by $7.1 million, or 16%, primarily related to higher sales volumes.
Cost of sales increased by $132.4 million, or 13%, for the nine months ended September 30, 2025 compared to the prior-year period, largely due to an increase of $122.9 million, or 14%, within the Environmental Solutions Group, primarily related to higher sales volumes and the addition of cost of sales from recent acquisitions. Within the Safety and Security Systems Group, cost of sales increased by $9.5 million, or 7%, primarily related to higher sales volumes.
Gross profit
Gross profit increased by $21.1 million, or 15%, for the three months ended September 30, 2025 compared to the prior-year quarter, primarily due to a $14.7 million improvement within the Environmental Solutions Group and a $6.4 million improvement within the Safety and Security Systems Group. Gross profit as a percentage of revenues (“gross profit margin”) for the three months ended September 30, 2025 was 29.1%, compared to 29.6% in the prior-year quarter, primarily due to an 80 basis point reduction within the Environmental Solutions Group, partially offset by a 70 basis point improvement within the Safety and Security Systems Group.
Gross profit increased by $61.5 million, or 15%, for the nine months ended September 30, 2025 compared to the prior-year period, primarily due to a $49.5 million improvement within the Environmental Solutions Group and a $12.0 million improvement within the Safety and Security Systems Group. Gross profit margin for the nine months ended September 30, 2025 was 29.2%, compared to 28.8% in the prior-year period, primarily due to improvements within the Environmental Solutions Group of 30 basis points and the Safety and Security Systems Group of 120 basis points.
SEG&A expenses
SEG&A expenses for the three months ended September 30, 2025 increased by $1.3 million, or 2%, compared to the prior-year quarter, primarily due to a $1.3 million increase within the Safety and Security Systems Group and a $0.3 million increase within the Environmental Solutions Group, partially offset by a $0.3 million decrease in Corporate SEG&A expenses. As a percentage of net sales, SEG&A expenses were 11.1% in the current-year quarter, compared to 12.7% in the prior-year quarter.
SEG&A expenses for the nine months ended September 30, 2025 increased by $12.9 million, or 7%, compared to the prior-year period, primarily due to a $7.6 million increase within the Environmental Solutions Group, a $3.6 million increase in Corporate SEG&A expenses, and a $1.7 million increase within the Safety and Security Systems Group. As a percentage of net sales, SEG&A expenses were 11.9% in the current year, compared to 12.6% in the prior-year period.
Operating income
Operating income for the three months ended September 30, 2025 increased by $18.1 million, or 24%, compared to the prior-year quarter, primarily driven by a $21.1 million improvement in gross profit, partially offset by a $1.3 million increase in SEG&A expenses, a $1.0 million increase in acquisition and integration-related expenses, net, and a $0.7 million increase in amortization expense. Consolidated operating margin for the three months ended September 30, 2025 was 16.9%, compared to 16.0% in the prior-year quarter.
Operating income for the nine months ended September 30, 2025 increased by $46.1 million, or 22%, compared to the prior-year period, primarily driven by a $61.5 million improvement in gross profit, partially offset by a $12.9 million increase in SEG&A expenses, a $2.1 million increase in amortization expense, and a $0.4 million increase in acquisition and integration-related expenses, net. Consolidated operating margin for the nine months ended September 30, 2025 was 16.3%, compared to 15.2% in the prior-year period.
Interest expense, net
Interest expense, net, for the three months ended September 30, 2025 decreased by $0.2 million compared to the prior-year quarter, largely due to reductions in average debt levels.
Interest expense, net, for the nine months ended September 30, 2025 decreased by $0.1 million compared to the prior-year period, largely due to reductions in average debt levels.
Other expense, net
Other expense, net, for the three months ended September 30, 2025 increased by $0.4 million compared to the prior-year quarter, primarily due to higher non-operating pension costs.
Other expense, net, for the nine months ended September 30, 2025 increased by $1.3 million compared to the prior-year period, primarily due to higher non-operating pension costs.

Income tax expense
The Company recognized income tax expense of $22.4 million for the three months ended September 30, 2025, compared to $18.7 million in the three months ended September 30, 2024, with the increase primarily due to the effects of higher pre-tax income levels, partially offset by a $0.9 million increase in excess tax benefits associated with stock-based compensation activity. The Company’s effective tax rate for the three months ended September 30, 2025 was 24.8%, compared to 25.8% in the prior-year quarter.
The Company recognized income tax expense of $60.1 million for the nine months ended September 30, 2025, compared to $34.7 million in the nine months ended September 30, 2024, with the increase primarily due to the effects of higher pre-tax income levels and the non-recurrence of a $15.6 million discrete tax benefit, which was recognized in the prior-year period in connection with the amendment of certain U.S. federal and state tax returns to claim a worthless stock deduction, partially offset by a $0.7 million increase in excess tax benefits associated with stock-based compensation activity. The Company’s effective tax rate for the nine months ended September 30, 2025 was 24.4%, compared to 17.3% in the prior-year period.
Net income
Net income for the three months ended September 30, 2025 increased by $14.2 million compared to the prior-year quarter, largely due to the aforementioned increase in income before taxes, partially offset by a $3.7 million increase in income tax expense.
Net income for the nine months ended September 30, 2025 increased by $19.5 million compared to the prior-year period, largely due to the aforementioned increase in income before taxes, partially offset by a $25.4 million increase in income tax expense.
Environmental Solutions
The following table summarizes the Environmental Solutions Group’s operating results as of and for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in millions)	2025	2024	Change	2025	2024	Change
Net sales	$465.5	$398.2	$67.3	$1,333.4	$1,161.0	$172.4
Operating income	85.3	71.5	13.8	236.9	196.1	40.8
Operating data:
Operating margin	18.3%	18.0%	0.3%	17.8%	16.9%	0.9%
Total orders	$371.1	$352.7	$18.4	$1,292.3	$1,176.6	$115.7
Backlog	903.8	979.7	(75.9)	903.8	979.7	(75.9)
Depreciation and amortization	19.1	15.4	3.7	55.4	44.4	11.0
Three months ended September 30, 2025 vs. three months ended September 30, 2024
Total orders for the three months ended September 30, 2025 increased by $18.4 million, or 5%, compared to the prior-year quarter. U.S. orders increased by $13.4 million, primarily due to improvements in orders for road-marking and line-removal equipment of $9.8 million, safe-digging trucks of $7.8 million, aftermarket offerings of $6.2 million, industrial vacuum loaders of $3.7 million, metal extraction support equipment of $3.4 million, and trailers of $3.0 million. Partially offsetting these improvements were reductions in orders for sewer cleaners of $12.7 million and street sweepers of $8.9 million. Non-U.S. orders increased by $5.0 million, largely due to improvements in orders for road-marking and line-removal equipment of $3.4 million, aftermarket offerings of $2.0 million, industrial vacuum loaders of $1.2 million, and refuse trucks of $1.0 million. Partially offsetting these improvements were reductions in orders for sewer cleaners of $2.6 million and dump truck bodies of $1.5 million.
Net sales for the three months ended September 30, 2025 increased by $67.3 million, or 17%, compared to the prior-year quarter, primarily due to higher sales volumes, inclusive of the effects of acquisitions, and pricing actions. For the three months ended September 30, 2025, U.S. sales increased by $52.1 million, largely due to increases in sales of road-marking and line-removal equipment of $15.1 million, sewer cleaners of $9.1 million, dump truck bodies of $7.1 million, industrial vacuum loaders of $4.6 million, street sweepers of $3.6 million, and safe-digging trucks of $3.0 million. Additionally, aftermarket revenues increased by $13.4 million. Partially offsetting these improvements was a $4.1 million reduction in shipments of refuse trucks. Non-U.S. sales increased by $15.2 million, primarily due to increases in shipments of refuse trucks of $6.0 million, metal extraction support equipment of $3.8 million, street sweepers of $3.0 million, aftermarket offerings of $2.0 million, safe-digging trucks of $1.2 million, and road-marking and line-removal equipment of $1.1 million. Partially offsetting these improvements were reductions in shipments of sewer cleaners of $2.1 million and dump truck bodies of $1.9 million.
Cost of sales for the three months ended September 30, 2025 increased by $52.6 million, or 18%, compared to the prior-year quarter, primarily related to higher sales volumes, the addition of cost of sales from recent acquisitions, and a $0.5 million increase in purchase accounting expense effects. Gross profit margin for the three months ended September 30, 2025 was 26.3%, compared to 27.1% in the prior-year quarter.
SEG&A expenses for the three months ended September 30, 2025 increased by $0.3 million, or 1%, compared to the prior-year quarter, primarily due to the addition of SEG&A expenses from recent acquisitions and higher employee-related costs. As a percentage of net sales, SEG&A expenses were 7.0% in the current-year quarter, compared to 8.1% in the prior-year quarter.
Operating income for the three months ended September 30, 2025 increased by $13.8 million, or 19%, compared to the prior-year quarter, largely due to a $14.7 million improvement in gross profit and a $0.1 million reduction in acquisition and integration-related expenses, net, partially offset by a $0.7 million increase in amortization expense and the $0.3 million increase in SEG&A expenses.
Nine months ended September 30, 2025 vs. nine months ended September 30, 2024
Total orders for the nine months ended September 30, 2025 increased by $115.7 million, or 10%, compared to the prior-year period. U.S. orders increased by $135.2 million, primarily due to increases in orders for safe-digging trucks of $44.9 million, road-marking and line-removal equipment of $42.5 million, inclusive of the acquisition of a $16.1 million U.S. order backlog attributable to the Hog transaction, as well as increases in orders for aftermarket offerings of $36.8 million, industrial vacuum loaders of $12.2 million, street sweepers of $8.5 million, dump truck bodies of $8.4 million, trailers of $6.1 million, and metal extraction support equipment of $3.0 million. Partially offsetting these improvements were reductions in orders for sewer cleaners of $19.5 million and refuse trucks of $9.9 million. Non-U.S. orders decreased by $19.5 million, largely due to reductions in orders for refuse trucks of $61.3 million, dump truck bodies of $7.6 million, and a $4.4 million unfavorable foreign currency translation impact. Partially offsetting these reductions were improvements in orders for sewer cleaners of $16.0 million, metal extraction support equipment of $13.5 million, road-marking and line-removal equipment of $10.4 million, inclusive of the acquisition of a $3.4 million non-U.S. order backlog attributable to the Hog transaction, aftermarket offerings of $2.9 million, safe-digging trucks of $2.3 million, waterblasting equipment of $2.2 million, street sweepers of $2.0 million, and industrial vacuum loaders of $1.7 million.
Net sales for the nine months ended September 30, 2025 increased by $172.4 million, or 15%, compared to the prior-year period, primarily due to higher sales volumes, inclusive of the effects of acquisitions, and pricing actions. For the nine months ended September 30, 2025, U.S. sales increased by $138.0 million, largely due to increases in sales of road-marking and line-removal equipment of $36.3 million, dump truck bodies of $27.9 million, sewer cleaners of $24.1 million, industrial vacuum loaders of $11.4 million, and street sweepers of $8.5 million. Additionally, aftermarket revenues increased by $39.4 million. Partially offsetting these improvements were reductions in shipments of trailers of $7.9 million, refuse trucks of $5.0 million, and multi-purpose maintenance vehicles of $2.6 million. Non-U.S. sales increased by $34.4 million, primarily due to increases in shipments of refuse trucks of $11.1 million, street sweepers of $8.4 million, metal extraction support equipment of $6.8 million, safe-digging trucks of $5.6 million, road-marking and line-removal equipment of $5.5 million, and waterblasting equipment of $2.3 million. Partially offsetting these improvements was a $6.0 million reduction in shipments of dump truck bodies, and a $4.3 million unfavorable foreign currency translation impact.
Cost of sales for the nine months ended September 30, 2025 increased by $122.9 million, or 14%, compared to the prior-year period, primarily related to higher sales volumes, the addition of cost of sales from recent acquisitions, and a $1.2 million increase in purchase accounting expense effects. Gross profit margin for the nine months ended September 30, 2025 was 26.5%, compared to 26.2% in the prior-year period.
SEG&A expenses for the nine months ended September 30, 2025 increased by $7.6 million, or 8%, compared to the prior-year period, primarily due to the addition of SEG&A expenses from recent acquisitions and higher employee-related costs. As a percentage of net sales, SEG&A expenses were 7.7% in the current year, compared to 8.2% in the prior-year period.
Operating income for the nine months ended September 30, 2025 increased by $40.8 million, or 21%, compared to the prior-year period, largely due to a $49.5 million improvement in gross profit and a $1.0 million reduction in acquisition and integration-related expenses, net, partially offset by the $7.6 million increase in SEG&A expenses and a $2.1 million increase in amortization expense.
Backlog was $904 million at September 30, 2025, compared to $980 million at September 30, 2024.

Safety and Security Systems
The following table summarizes the Safety and Security Systems Group’s operating results as of and for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in millions)	2025	2024	Change	2025	2024	Change
Net sales	$89.5	$76.0	$13.5	$250.0	$228.5	$21.5
Operating income	21.9	16.8	5.1	59.2	48.9	10.3
Operating data:
Operating margin	24.5%	22.1%	2.4%	23.7%	21.4%	2.3%
Total orders	$95.8	$73.2	$22.6	$282.2	$225.0	$57.2
Backlog	88.2	53.1	35.1	88.2	53.1	35.1
Depreciation and amortization	1.0	1.0	—	3.1	3.0	0.1
Three months ended September 30, 2025 vs. three months ended September 30, 2024
Total orders for the three months ended September 30, 2025 increased by $22.6 million, or 31%, compared to the prior-year quarter. U.S. orders increased by $6.8 million, primarily due to improvements in orders for public safety equipment of $7.7 million and industrial signaling equipment of $0.4 million, partially offset by a $1.3 million reduction in orders for warning systems. Non-U.S. orders increased by $15.8 million, primarily due to a $15.5 million improvement in orders for public safety equipment and a $1.3 million favorable foreign currency translation impact, partially offset by a $1.0 million reduction in orders for industrial signaling equipment.
Net sales for the three months ended September 30, 2025 increased by $13.5 million, or 18%, compared to the prior-year quarter, inclusive of the effects of higher sales volumes. U.S. sales increased by $9.3 million, driven by increases in sales of public safety equipment of $6.9 million and warning systems of $2.4 million. Non-U.S. sales increased by $4.2 million, primarily due to increases in sales of warning systems of $2.0 million and public safety equipment of $1.4 million, as well as a $0.8 million favorable foreign currency translation impact.
Cost of sales for the three months ended September 30, 2025 increased by $7.1 million, or 16%, compared to the prior-year quarter, primarily related to higher sales volumes. Gross profit margin for the three months ended September 30, 2025 was 43.6%, compared to 42.9% in the prior-year quarter, with the improvement primarily attributable to improved operating leverage from higher sales volumes.
SEG&A expenses for the three months ended September 30, 2025 increased by $1.3 million, or 8%, compared to the prior-year quarter, primarily due to higher employee-related costs and sales commissions as well as increased investments in new product development initiatives. As a percentage of net sales, SEG&A expenses were 19.1% in the current-year quarter, compared to 20.8% in the prior-year quarter.
Operating income for the three months ended September 30, 2025 increased by $5.1 million, or 30%, compared to the prior-year quarter, primarily due to a $6.4 million improvement in gross profit, partially offset by the $1.3 million increase in SEG&A expenses.
Nine months ended September 30, 2025 vs. nine months ended September 30, 2024
Total orders for the nine months ended September 30, 2025 increased by $57.2 million, or 25%, compared to the prior-year period. U.S. orders increased by $32.9 million, primarily due to improvements in orders for public safety equipment of $27.4 million, warnings systems of $4.7 million, and industrial signaling equipment of $0.8 million. Non-U.S. orders increased by $24.3 million, primarily due to improvements in orders for public safety equipment of $24.1 million and warning systems of $0.5 million, as well as a $1.7 million favorable foreign currency translation impact, partially offset by a $2.0 million reduction in orders for industrial signaling equipment.
Net sales for the nine months ended September 30, 2025 increased by $21.5 million, or 9%, compared to the prior-year period, inclusive of the effects of higher sales volumes. U.S. sales increased by $14.4 million, driven by increases in sales of public safety equipment of $9.9 million, warning systems of $3.3 million, and industrial signaling equipment of $1.2 million. Non-U.S. sales increased by $7.1 million, primarily due to increases in sales of warning systems of $4.0 million and public safety equipment of $3.6 million, as well as a $1.1 million favorable foreign currency translation impact, partially offset by a $1.6 million reduction in sales of industrial signaling equipment.

Cost of sales for the nine months ended September 30, 2025 increased by $9.5 million, or 7%, compared to the prior-year period, primarily related to higher sales volumes. Gross profit margin for the nine months ended September 30, 2025 was 43.4%, compared to 42.2% in the prior-year period, with the improvement primarily attributable to improved operating leverage from higher sales volumes.
SEG&A expenses for the nine months ended September 30, 2025 increased by $1.7 million, or 4%, compared to the prior-year period, primarily due to higher employee-related costs and increased investment in new product development initiatives. As a percentage of net sales, SEG&A expenses were 19.7% in the current year, compared to 20.8% in the prior-year period.
Operating income for the nine months ended September 30, 2025 increased by $10.3 million, or 21%, compared to the prior-year period, primarily due to a $12.0 million improvement in gross profit, partially offset by the $1.7 million increase in SEG&A expenses.
Backlog was $88 million at September 30, 2025, compared to $53 million at September 30, 2024.
Corporate Expenses
Corporate operating expenses for the three months ended September 30, 2025 were $13.2 million, compared to $12.4 million in the prior-year quarter, with the increase primarily due to a $1.1 million increase in acquisition and integration-related expenses, net.
Corporate operating expenses for the nine months ended September 30, 2025 were $38.7 million, compared to $33.7 million in the prior-year quarter, with the increase primarily due to a $1.4 million increase in acquisition and integration-related expenses, net, the non-recurrence of a $1.8 million gain associated with an insurance recovery in the prior-year period, as well as increases in information technology costs, and higher post-retirement and incentive compensation expenses.
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

Financial Condition, Liquidity and Capital Resources
The Company uses its cash flow from operations to fund growth and to make capital investments that sustain its operations, reduce costs, or both. Beyond these uses, remaining cash is used to pay down debt, repurchase shares, fund dividend payments, and make pension contributions. The Company may also choose to invest in the acquisition of businesses, like the acquisition of substantially all the assets and operations of Hog that was completed on February 12, 2025. In the absence of significant unanticipated cash demands, we believe that the Company’s existing cash balances, cash flow from operations, and borrowings available under the Company’s new credit facility will provide funds sufficient for these purposes.
As of September 30, 2025, there was $94.4 million of cash drawn under the revolving credit facility, $117.2 million outstanding under the term loan facility, and $10.9 million of undrawn letters of credit under the 2022 Credit Agreement, with $569.7 million of availability for borrowings. The net cash flows associated with the Company’s rental equipment transactions are included in cash flow from operating activities.
The Company’s cash and cash equivalents totaled $54.4 million as of September 30, 2025 and $91.1 million as of December 31, 2024. As of September 30, 2025, $18.6 million of cash and cash equivalents was held by foreign subsidiaries. Cash and cash equivalents held by subsidiaries outside the U.S. typically are held in the currency of the country in which it is located. The Company uses this cash to fund the operating activities of its foreign subsidiaries and for further investment in foreign operations. Generally, the Company has considered such cash to be permanently reinvested in its foreign operations and the Company’s current plans do not demonstrate a need to repatriate such cash to fund U.S. operations. However, in the event that these funds are needed to fund U.S. operations or to satisfy U.S. obligations, they generally could be repatriated. The repatriation of these funds may cause the Company to incur additional tax expense, dependent on income tax laws and other circumstances at the time any such amounts are repatriated.
Net cash of $157.5 million was provided by operating activities in the nine months ended September 30, 2025, compared to $140.7 million in the prior-year period, with the year-over-year increase primarily due to higher net income partially offset by the non-recurrence of a U.S. federal worthless stock deduction refund of approximately $14 million received in the prior-year period.
Net cash of $101.3 million was used for investing activities in the nine months ended September 30, 2025, compared to $30.8 million in the prior-year period. During the nine months ended September 30, 2025, the Company funded $19.9 million of capital expenditures and made an initial payment of $82.1 million to acquire Hog. During the nine months ended September 30, 2024, the Company funded $32.1 million of capital expenditures.
Net cash of $94.4 million was used for financing activities in the nine months ended September 30, 2025, compared to $97.2 million in the prior-year period. In the nine months ended September 30, 2025, the Company increased net borrowings under its revolving credit facility by $1.1 million, paid down $3.1 million under its term loan facility, funded payments of $4.3 million relating to the 2023 acquisition of Trackless, paid $11.5 million to acquire a previously-leased manufacturing facility, funded cash dividends of $25.6 million and share repurchases of $39.7 million, and redeemed $12.2 million of stock in order to remit funds to tax authorities to satisfy employees’ tax withholdings following the vesting of stock-based compensation and the exercise of stock options. In the nine months ended September 30, 2024, the Company paid down $64.4 million of net borrowings under its revolving credit facility and $1.6 million under its term loan facility, funded cash dividends of $22.0 million and share repurchases of $4.5 million, and redeemed $6.0 million of stock in order to remit funds to tax authorities to satisfy employees’ tax withholdings following the vesting of stock-based compensation and the exercise of stock options.
On October 29, 2025, the Company entered into the 2025 Credit Agreement, which amends and restates the 2022 Credit Agreement. The 2025 Credit Agreement increases the Company’s revolving credit facility from up to $675 million to up to $1.1 billion, and includes a delayed draw term loan facility in an amount of up to $400 million. In addition, the Company may expand its borrowing capacity under the 2025 Credit Agreement by an aggregate amount of up to the sum of (x) the greater of (i) $500 million and (ii) 100% of Consolidated EBITDA for the applicable four-quarter period preceding such expansion, and (y) the amount of additional indebtedness (if any) that could be incurred without causing the Consolidated Total Net Leverage Ratio for the applicable four-quarter period preceding such expansion, on a pro forma basis, to exceed 2.75 to 1.00, subject to the approval of the applicable lenders providing such additional borrowings.
The Company was subject to certain net leverage ratio and interest coverage ratio financial covenants under the 2022 Credit Agreement that are measured at each fiscal quarter-end. The Company was in compliance with all such covenants as of September 30, 2025. The Company will be subject to similar financial covenants under the 2025 Credit Agreement.
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

Contractual Obligations and Off-Balance Sheet Arrangements
During the nine months ended September 30, 2025, there have been no material changes in the Company’s contractual obligations and off-balance sheet arrangements as described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk.
See Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. During the nine months ended September 30, 2025, there have been no significant changes in our exposure to market risk.
Item 4.     Controls and Procedures.
As required by Rule 13a-15 under the Exchange Act, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of September 30, 2025. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2025.
As a matter of practice, the Company’s management continues to review and document internal control and procedures for financial reporting. From time to time, the Company may make changes aimed at enhancing the effectiveness of the controls and ensuring that the systems evolve with the business. SEC guidance permits management to omit an assessment of internal control over financial reporting for an acquired business from management’s assessment of internal control over financial reporting for a period not to exceed one year from the date of the acquisition. During the nine months ended September 30, 2025, the Company completed the acquisition of Hog. The Company also completed the acquisition of Standard in the fourth quarter of 2024. As of September 30, 2025, management has not yet fully assessed Hog’s or Standard’s internal controls over financial reporting. Excluding the acquisitions of Hog and Standard, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting during the three months ended September 30, 2025.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides a summary of the Company’s repurchase activity for its common stock during the three months ended September 30, 2025:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (a)
July (6/29/25 - 8/2/25)	—	$—	—	$157,191,259
August 2025 (8/3/25 - 8/30/25)	—	—	—	157,191,259
September 2025 (8/31/25 - 9/27/25)	—	—	—	157,191,259
(a)    In April 2025, the Board authorized an additional stock repurchase program of up to $150 million of the Company’s common stock. The April 2025 program supplements the Board’s prior authorization under the March 2020 program, which remains in effect.
Item 3.    Defaults upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
Other Events
On October 30, 2025, the Company issued a press release announcing its financial results for the three and nine months ended September 30, 2025. The presentation slides for the third quarter 2025 earnings call were also posted on the Company’s website at that time. The full text of the third quarter financial results press release is included at Exhibit 99.1 and the earnings presentation is included at Exhibit 99.2 to this Form 10-Q.
Debt Refinancing
On October 29, 2025, the Company entered into the 2025 Credit Agreement, by and among the Company and certain of its foreign subsidiaries (collectively, the “Borrowers”), Wells Fargo Bank, National Association, as administrative agent, swingline lender, and an issuing lender, BofA Securities, Inc., PNC Capital Markets LLC, Truist Bank., and U.S. Bank National Association as syndication agents, and the other lenders and parties signatory thereto. The 2025 Credit Agreement amends and restates the 2022 Credit Agreement.
The 2025 Credit Agreement is a senior secured credit facility that provides the Borrowers access to an aggregate principal amount of up to $1.5 billion, consisting of (i) a revolving credit facility in an amount up to $1.1 billion (the “2025 Revolver”) and (ii) a delayed draw term loan facility in an amount up to $400 million (the “Delayed Draw Term Loan”). The 2025 Revolver provides for borrowings in the form of loans or letters of credit up to the aggregate availability under the facility, with a sub-limit of $100 million for letters of credit. Borrowings can be made in denominations of U.S. dollars, Canadian dollars, euros, or British pounds (with borrowings in non-U.S. currencies subject to a sublimit of $550 million). In addition, the Company may expand its borrowing capacity under the 2025 Credit Agreement by an aggregate amount of up to the sum of (x) the greater of (i) $500 million and (ii) 100% of Consolidated EBITDA for the applicable four-quarter period preceding such expansion, and (y) the amount of additional indebtedness (if any) that could be incurred without causing the Consolidated Total

Net Leverage Ratio for the applicable four-quarter period preceding such expansion, on a pro forma basis, to exceed 2.75 to 1.00, subject to the approval of the applicable lenders providing such additional borrowings. Such expansion may be in the form of increases to the revolving facility commitments, or funding of incremental term loans. Borrowings under the 2025 Credit Agreement may be used for working capital and general corporate purposes, including acquisitions. The 2025 Credit Agreement matures on October 29, 2030.
The obligations of the Borrowers under the 2025 Credit Agreement are guaranteed by the Company’s material domestic subsidiaries and secured by a first priority security interest in (i) substantially all existing and hereafter acquired domestic property and assets of the Company and material domestic subsidiaries, (ii) the stock or other equity interests in each of the material domestic subsidiaries, and (iii) 65% of outstanding voting capital stock of certain first-tier foreign subsidiaries, subject to certain exclusions.
Borrowings under the 2025 Credit Agreement bear interest, at the Company’s option, at a base rate or an Adjusted Eurocurrency Rate (as defined in the 2025 Credit Agreement) in the case of borrowings in euros or an adjusted RFR (as defined in the 2025 Credit Agreement) in the case of borrowings in U.S. dollars, Canadian dollars, or British pounds, plus, in each case, an applicable margin. The applicable margin ranges from zero to 0.75% for base rate borrowings and 1.00% to 1.75% for Adjusted Eurocurrency Rate and RFR borrowings. The Company must also pay a commitment fee to the lenders ranging between 0.10% to 0.25% per annum on the unused portion of the 2025 Revolver and after 180 days, on the Delayed Draw Term Loan, along with other standard fees. Applicable margin, issuance fees, and other customary expenses are payable on outstanding letters of credit.
The Company is subject to certain net leverage ratio and interest coverage ratio financial covenants under the 2025 Credit Agreement that are to be measured at each fiscal quarter-end. The 2025 Credit Agreement also includes certain “covenant holiday” periods, which allow for the temporary increase of the maximum net leverage ratio following the completion of a permitted acquisition, or a series of acquisitions, when the aggregate consideration over a period of twelve months exceeds $75 million. In addition, the 2025 Credit Agreement includes customary negative covenants, subject to certain exceptions, restricting or limiting the Company’s and its subsidiaries’ ability to, among other things: (i) make non-ordinary course dispositions of assets; (ii) make certain fundamental business changes, such as mergers, consolidations or any similar combination; (iii) make restricted payments, including dividends and stock repurchases; (iv) incur indebtedness; (v) make certain loans and investments; (vi) create liens; (vii) transact with affiliates; (viii) enter into certain sale/leaseback transactions; (ix) make negative pledges; and (x) modify subordinated debt documents.
The 2025 Credit Agreement permits restricted payments, including dividends and stock repurchases, under certain circumstances, including, but not limited to if: (i) the Company’s leverage ratio is less than or equal to 3.25x; (ii) the Company is in compliance with all other financial covenants; and (iii) there are no existing defaults under the 2025 Credit Agreement. If its leverage ratio is more than 3.25x, the Company is still permitted to fund (1) up to $50 million of dividend payments and stock repurchases, in total, annually; and (2) additional incremental other cash payments up to the greater of $100 million or 5% of Consolidated Total Assets for the term of the 2025 Credit Agreement.
The 2025 Credit Agreement contains customary events of default. If an event of default occurs and is continuing, the Borrowers may be required immediately to repay all amounts outstanding under the 2025 Credit Agreement and the commitments from the lenders may be terminated.
The foregoing summary of the 2025 Credit Agreement is not intended to be complete and is qualified in its entirety by reference to the 2025 Credit Agreement, which is attached hereto as Exhibit 10.2 to this Form 10-Q and is incorporated herein by reference.

Item 6.    Exhibits.

3.1	Restated Certificate of Incorporation of the Company. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed April 30, 2010.

3.2	Second Amended and Restated By-laws of the Company. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed October 24, 2023.

10.1	Equity Purchase Agreement, dated as of September 24, 2025, by and among the Company, Scranton Manufacturing Company Inc. and McLaughlin Family Companies Inc.

10.2
Fourth Amended and Restated Credit Agreement as of October 29, 2025, by and among the Company and certain of its foreign subsidiaries, as Borrowers, the Lenders referred to therein, as Lenders, Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender, BofA Securities, Inc., PNC Capital Markets LLC, Truist Bank, and U.S. Bank National Association as Syndication Agents, JPMorgan Chase Bank, N.A. and The Huntington National Bank as Documentation Agents, and Wells Fargo Securities, LLC, BofA Securities, Inc., PNC Capital Markets LLC, Truist Securities, Inc., and U.S. Bank National Association as Joint Lead Arrangers and Joint Bookrunners.

31.1	CEO Certification under Section 302 of the Sarbanes-Oxley Act.

31.2	CFO Certification under Section 302 of the Sarbanes-Oxley Act.

32.1	CEO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act.

32.2	CFO Certification of Periodic Report under Section 906 of the Sarbanes-Oxley Act.

99.1	Third Quarter Financial Results Press Release, Dated October 30, 2025.

99.2	Third Quarter Earnings Call Presentation Slides.

101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURE
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Signal Corporation

Date:	October 30, 2025	/s/ Ian A. Hudson
Ian A. Hudson
Senior Vice President and Chief Financial Officer (Principal Financial Officer)